Form 10-K405
period 1999-12-31
EVEREST RE GROUP LTD
filed 2000-03-28
CIK 1095073

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-K

                                 ---------------

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999       Commission file number 1-15731

                             EVEREST RE GROUP, LTD.
             (Exact name of registrant as specified in its charter)

                BERMUDA                                  NOT APPLICABLE
     (State or other jurisdiction)                       (I.R.S. Employer
   of incorporation or organization)                     Identification No.)

                  C/O ABG FINANCIAL & MANAGEMENT SERVICES, INC.
                                  PARKER HOUSE
                        WILDEY BUSINESS PARK, WILDEY ROAD
                              ST. MICHAEL, BARBADOS
                                 (246) 436-6287

          (Address, including zip code, and telephone number, including area code, of registrant's principal executive office)

                                 ---------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                       Name of Each Exchange
          Title of Each Class                           on Which Registered
          -------------------                          ---------------------
Common Shares, $.01 par value per share               New York Stock Exchange

                                 ---------------

        Securities registered pursuant to Section 12(g) of the Act: None

                                 ---------------

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes _X_ No___

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         The aggregate market value on March 16, 2000 of the voting stock held by non-affiliates of the registrant was $1,315.8 million.

         At March 16, 2000, the number of shares outstanding of the registrant's common shares was 45,819,697.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Certain information required by Items 10, 11, 12, and 13 of Form 10-K is incorporated by reference into Part III hereof from the registrant's proxy statement for the 2000 Annual General Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of the close of the registrant's fiscal year ended December 31, 1999.

                        SUCCESSION PURSUANT TO RULE 12G-3

On February  24, 2000,  Everest Re Group,  Ltd.,  a Bermuda  company  ("Group"), became the successor registrant to Everest Reinsurance Holdings, Inc., a Delaware corporation ("Holdings"), pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). As the result of a merger and restructuring, effective on February 24, 2000, Holdings became a wholly-owned subsidiary of Group and holders of Holdings' common stock, $0.01 par value per share, automatically became holders of the same number of Group common shares, $0.01 par value per share, which shares continue to be traded on the New York Stock Exchange under the same ticker symbol, "RE". Pursuant to Rule 12g-3(g) under the Exchange Act, Group is filing this Annual Report on Form 10-K for its predecessor registrant, Holdings, covering the last full fiscal year of Holdings before the February 24, 2000 succession.

================================================================================

TABLE OF CONTENTS

ITEM                                                                        PAGE
----                                                                        ----

PART I

  1.  Business...........................................................      1
  2.  Properties.........................................................     22
  3.  Legal Proceedings..................................................     22
  4.  Submission of Matters to a Vote of Security Holders................     22

PART II

  5.  Market for Registrant's Common Equity and Related
       Stockholder Matters...............................................     22
  6.  Selected Financial Data............................................     23
  7.  Management's Discussion and Analysis of Financial
       Condition and Results of Operations...............................     25
 7A.  Quantitative and Qualitative Disclosures About Market Risk.........     39
  8.  Financial Statements and Supplementary Data........................     39
  9.  Changes in and Disagreements with Accountants on Accounting
       and Financial Disclosure..........................................     39


PART III

  10.  Directors and Executive Officers of the Registrant................     39
  11.  Executive Compensation............................................     39
  12.  Security Ownership of Certain Beneficial Owners
        and Management...................................................     39
  13.  Certain Relationships and Related Transactions....................     39

PART IV

  14.  Exhibits, Financial Statement Schedules, and Reports
        on Form 8-K......................................................     39

PART I

Unless otherwise indicated, (i) all financial data in this document have been prepared using generally accepted accounting principles ("GAAP"), and (ii) all statutory financial data referred to in this document refer to statutory financial data of Everest Re. As used in this document, "Everest Re" means Everest Reinsurance Company and its subsidiaries (unless the context otherwise requires); "Holdings" means Everest Reinsurance Holdings, Inc.; "Group" means Everest Re Group, Ltd. (formerly Everest Reinsurance Group, Ltd.); and the "Company" means Group and its subsidiaries, except when referring to periods prior to February 24, 2000, when it means Holdings and its subsidiaries.

ITEM 1.  BUSINESS

THE COMPANY
Group, a Bermuda company, with its principal executive offices in Barbados, was established in 1999 as a wholly-owned subsidiary of Holdings. On February 24, 2000, a corporate restructuring was completed and Group became the new parent holding company of Holdings, which remains the holding company for the Company's U.S. operations. Holders of Holdings' common stock automatically became holders of the same number of Group common shares. The restructuring also involved the establishment of a Bermuda-based reinsurance subsidiary, Everest Reinsurance (Bermuda), Ltd. ("Bermuda Re"), as a wholly-owned subsidiary of Group, which is expected to commence operations later this year. Bermuda Re is registered in Bermuda as a Class 4 insurer and long-term insurer and is authorized to write property and casualty business and life and annuity business. Prior to the restructuring, Group had no significant assets or capitalization and had not engaged in any business or prior activities other than in connection with the restructuring. In connection with the restructuring, Group also formed a new Delaware subsidiary to perform administrative and back-office functions for Group and its U.S. based and non-U.S. based subsidiaries.

On March 14, 2000, Holdings completed public offerings of $200 million principal amount of 8.75% senior notes due March 15, 2010 and $250 million principal amount of 8.50% senior notes due March 15, 2005. Holdings retained approximately $50 million of the net proceeds for general corporate purposes. Approximately $400 million of the net proceeds were distributed by Holdings to Group and approximately $250 million were used by Group to capitalize Bermuda Re. The remainder of the proceeds that were distributed to Group will be used for general corporate purposes. See Note 15B of Notes to Consolidated Financial Statements.

Holdings, a Delaware corporation, was established in 1993 to serve as the parent holding company of Everest Re (formed in 1973), a property and casualty reinsurer. Until October 6, 1995, Holdings was an indirect wholly-owned subsidiary of The Prudential Insurance Company of America ("The Prudential"). On October 6, 1995, The Prudential sold its entire interest in Holdings' shares of common stock in an initial public offering (the "IPO").

Holdings, through its wholly-owned subsidiary, Everest Re, underwrites property and casualty reinsurance on a treaty and facultative basis for insurance and reinsurance companies in the United States and selected international markets. Everest Re writes reinsurance both through brokers and directly with ceding insurance companies, giving it the flexibility to pursue business regardless of the ceding company's preferred reinsurance purchasing method. Everest Re and its subsidiaries also write primary insurance. The Company had gross premiums written in 1999 of $1,141.8 million and stockholders' equity at December 31, 1999 of $1,327.5 million and Everest Re had statutory surplus at December 31, 1999 of $1,147.6 million. Based on industry data at December 31, 1999 published by the Reinsurance Association of America ("RAA"), Everest Re is the sixth largest reinsurance company in the United States, ranked by statutory surplus, and is rated "A+" ("Superior") by A.M. Best, an independent insurance industry rating organization that rates insurance companies on factors of concern to policyholders.

Following is a summary of Everest Holdings' and Everest Re's operating subsidiaries:

o Everest National Insurance Company ("Everest National"), an Arizona insurance company, is licensed in 42 states and the District of Columbia and is authorized to write primary insurance in the states in which it is licensed, often called writing insurance on an admitted basis.

o Everest Insurance Company of Canada ("Everest Canada"), a Canadian insurance company, is licensed in all Canadian provinces and territories and is federally licensed to write primary insurance under the Insurance Companies Act of Canada.

o Everest Indemnity Insurance Company ("Everest Indemnity"), a Delaware insurance company, engages in the excess and surplus lines insurance business in the United States. Excess and surplus lines insurance is specialty property and liability coverage that an insurer not licensed to write insurance in a particular state is permitted to provide when the specific specialty coverage is unavailable from admitted insurers. This is often called writing insurance on a non-admitted basis. Everest Indemnity is licensed in Delaware and is eligible to write business in 39 states, the District of Columbia and the Commonwealth of Puerto Rico on a non-admitted basis.

o Mt. McKinley Managers, L.L.C. ("Mt. McKinley"), a New Jersey limited liability company, is licensed in New Jersey as an insurance producer, which is any intermediary, such as an agent or broker, which acts as the conduit between an insurance company and an insured. Mt. McKinley holds licenses to allow it to act in New Jersey as an insurance producer in connection with policies written on both an admitted and a surplus lines basis. After a 1998 acquisition of the assets of insurance agency operations in Alabama and Georgia, the continuing insurance agency operations are now carried on by subsidiaries of Mt. McKinley. These subsidiaries are WorkCare Southeast, Inc., an Alabama insurance agency, and WorkCare Southeast of Georgia, Inc., a Georgia insurance agency.

o Everest Re Holdings, Ltd. ("Everest Ltd."), a Bermuda company formed in 1998, owns Everest Re Ltd., a United Kingdom company that is in the process of being dissolved because its reinsurance operations have been converted into branch operations of Everest Re. Everest Ltd. also holds approximately $91 million of investments, the management of which constitutes its principal operations.

o Southeastern Security Insurance Company ("Southeastern Security"), a Georgia insurance company licensed in Georgia and acquired by Everest Re in January 2000, writes primary insurance on an admitted basis.

REINSURANCE INDUSTRY OVERVIEW
Reinsurance is an arrangement in which an insurance company, the reinsurer, agrees to indemnify another insurance company, the ceding company, against all or a portion of the insurance risks underwritten by the ceding company under one or more insurance contracts. Reinsurance can provide a ceding company with several benefits, including a reduction in net liability on individual risks, catastrophe protection from large or multiple losses and assistance in maintaining acceptable financial ratios. Reinsurance also provides a ceding company with additional underwriting capacity by permitting it to accept larger risks and write more business than would be possible without a concomitant increase in capital and surplus. Reinsurance, however, does not discharge the ceding company from its liability to policyholders.

There are two basic types of reinsurance arrangements: treaty and facultative reinsurance. In treaty reinsurance, the ceding company is obligated to cede and the reinsurer is obligated to assume a specified portion of a type or category of risks insured by the ceding company. Treaty reinsurers, including Everest Re, do not separately evaluate each of the individual risks assumed under their treaties and, consequently, after a review of the ceding company's underwriting practices, are largely dependent on the original risk underwriting decisions made by the ceding company. Such dependence subjects reinsurers in general, including Everest Re, to the possibility that the ceding companies have not adequately evaluated the risks to be reinsured and, therefore, that the premiums ceded in connection therewith may not adequately compensate the reinsurer for the risk assumed. The reinsurer's evaluation of the ceding company's risk management and underwriting practices, therefore, will usually impact the pricing of the treaty. In facultative reinsurance, the ceding company cedes and the reinsurer assumes all or part of the risk under a single insurance contract. Facultative reinsurance is negotiated separately for each insurance contract that is reinsured. Facultative reinsurance normally is purchased by ceding companies for individual risks not covered by their reinsurance treaties, for amounts in excess of the dollar limits of their reinsurance treaties and for unusual risks. Underwriting expenses and, in particular, personnel costs, are higher on facultative business because each risk is individually underwritten and administered. The ability to separately evaluate each risk reinsured, however, increases the probability that the reinsurer can price the contract to more accurately reflect the risks involved.

Both treaty and facultative reinsurance can be written on either a pro rata basis or an excess of loss basis. With respect to pro rata reinsurance, the ceding company and the reinsurer share the premiums as well as the losses and expenses in an agreed proportion. In the case of reinsurance written on an excess of loss basis, the reinsurer indemnifies the ceding company against all or a specified portion of losses and expenses in excess of a specified dollar amount, known as the ceding company's retention or reinsurer's attachment point, generally subject to a negotiated reinsurance contract limit.

Premiums payable by the ceding company to a reinsurer for excess of loss reinsurance are not directly proportional to the premiums that the ceding company receives because the reinsurer does not assume a proportionate risk. In contrast, premiums that the ceding company pays to the reinsurer for pro rata reinsurance are proportional to the premiums that the ceding company receives, consistent with the proportional sharing of risk. In addition, in pro rata reinsurance the reinsurer generally pays the ceding company a ceding commission. The ceding commission generally is based on the ceding company's cost of acquiring the business being reinsured (commissions, premium taxes, assessments and miscellaneous administrative expense) and also may include a profit factor for producing the business.

Reinsurers typically purchase reinsurance to cover their own risk exposure. Reinsurance of a reinsurer's business is called a retrocession. Reinsurance companies cede risks under retrocessional agreements to other reinsurers, known as retrocessionaires, for reasons similar to those that cause primary insurers to purchase reinsurance: to reduce net liability on individual risks, protect against catastrophic losses, stabilize financial ratios and obtain additional underwriting capacity.

Reinsurance can be written through professional reinsurance brokers or directly with ceding companies. From a ceding company's perspective, both the broker market and the direct market have advantages and disadvantages. A ceding company's decision to select one market over the other will be influenced by its perception of such advantages and disadvantages relative to the reinsurance coverage being placed.

BUSINESS STRATEGY
The Company's business strategies include effective management of the underwriting cycle, which refers to the tendency of insurance premiums, profits and the demand for and availability of coverage to rise and fall over time. The Company also seeks to manage its catastrophe exposures and control expenses and retrocessional costs, which are incurred when reinsurers purchase reinsurance.
The Company's underwriting strategies seek to capitalize on its staff's expertise and its flexibility to offer multiple products by underwriting reinsurance through brokers and directly with ceding companies and by writing primary insurance on an admitted and non-admitted basis in a cost efficient manner. Efforts to control expenses and to operate in a cost efficient manner are a continuing focus for the Company.

The Company's products include the full range of property and casualty coverages, including marine, aviation, surety, errors & omissions liability ("E&O"), directors' & officers' liability ("D&O"), medical malpractice, other specialty lines, accident and health, workers compensation, non-standard auto and loss portfolios. The Company's distribution channels include both the direct and broker reinsurance markets, international and domestic markets, reinsurance, both treaty and facultative, and insurance, both admitted and non-admitted.

The Company's underwriting strategy emphasizes underwriting profitability rather than premium volume, writing specialized risks and integration of underwriting expertise across all underwriting units. Key elements of this strategy are prudent risk selection, appropriate pricing through strict underwriting discipline and adjusting the Company's business mix to respond to changing market conditions. The Company focuses on reinsuring companies that effectively manage the underwriting cycle through proper analysis and pricing of underlying risks and whose underwriting guidelines and performance are compatible with its objectives.

The Company's underwriting strategy also emphasizes flexibility and responsiveness to changing market conditions, such as increased demand or favorable pricing trends. The Company believes that its existing strengths, including its broad underwriting expertise, international presence and substantial capital, facilitate adjustments to its mix of business geographically, by line of business and by type of coverage, allowing it to capitalize on those market opportunities that provide the greatest potential for underwriting profitability. The Company's primary insurance infrastructure further facilitates this strategy by allowing the Company to develop business that requires the Company to issue primary insurance policies. The Company will also continue to carefully monitor its mix of business to avoid inappropriate concentrations of geographic or other risk.

The Company's underwriting guidelines seek to limit the accumulation of known risks in exposed areas, to require that business which is exposed to catastrophe losses be written with greater geographic spread and to maintain a cost-effective retrocession program. The Company's underwriting guidelines also seek to better reflect the relationship between premiums and risk assumed while maintaining the Company's probable maximum loss at appropriate levels.

SEGMENT INFORMATION
The Company, through its subsidiaries, operates in five operating segments: U.S. Broker Treaty, U.S. Direct Treaty Reinsurance and Insurance, U.S. Facultative, Marine, Aviation and Surety and International. These segments are generally referred to as operations in this document. The U.S. Broker Treaty operation writes property, accident and health and casualty reinsurance through reinsurance brokers within the United States. The U.S. Direct Treaty Reinsurance and Insurance operation writes property, accident and health and casualty reinsurance directly with ceding companies and primary property and casualty insurance, through agency relationships and program administrators within the United States. The U.S. Facultative operation writes property, casualty and specialty business within the United States. The Marine, Aviation and Surety operation writes marine, aviation and surety business within the United States and worldwide. The International operation writes reinsurance through the Company's branches in Belgium, London, Canada, Hong Kong and Singapore, in addition to foreign "home-office" business. The U.S. Facultative, Marine, Aviation and Surety and International operations write business through brokers and directly with ceding companies.

These segments are managed in a carefully coordinated fashion with strong elements of central control, including with respect to capital, investments and support operations. As a result, management monitors and evaluates the financial performance of these operating segments based upon their underwriting gain or loss ("underwriting results"). See Note 14 of Notes to Consolidated Financial Statements.

MARKETING
The Company writes its business on a worldwide basis for many different customers and for many lines of property and casualty business, providing a broad array of coverages. The Company is not materially dependent on any single customer, small group of customers, line of business or geographical area. For the 1999 calendar year, no single customer generated more than 7.3% of the Company's gross premiums written. The Company does not believe that the reduction of business assumed from any one customer will have a material adverse effect on its future financial condition or results of operations due to the Company's competitive position in the market place and the continuing availability of other sources of business.

Approximately 68.5% and 31.5% of the Company's 1999 gross premiums written were written in the broker and direct markets, respectively. The Company's ability to write reinsurance both through brokers and directly with ceding companies gives it the flexibility to pursue business regardless of the ceding company's preferred reinsurance purchasing method.

The reinsurance broker market consists of several substantial national and international brokers and a number of smaller specialized brokers. Brokers do not have the authority to bind the Company with respect to reinsurance agreements, nor does the Company commit in advance to accept any portion of the business that brokers submit to it. Reinsurance business from any ceding company, whether new or renewal, is subject to acceptance by the Company. Brokerage fees generally are paid by reinsurers. The Company's ten largest brokers accounted for an aggregate of approximately 53.0% of gross premiums written in 1999 with the two largest brokers accounting for approximately 17.9% and 13.4%, respectively, of gross premiums written. The Company does not believe that the reduction of business assumed from any one broker will have a materially adverse effect on the Company due to its competitive position in the market place, relationships with ceding companies and the continuing availability of other sources of business.

The direct market remains an important distribution system for reinsurance business written by Everest Re and primary insurance written through Everest National and Everest Indemnity in the United States and Everest Canada in Canada. Direct placement of reinsurance enables Everest Re to access clients who prefer to place their reinsurance directly with their reinsurers based upon the reinsurer's in-depth understanding of the ceding company's needs. The Company's primary insurance business is written principally through general agency relationships. The Company evaluates each business relationship, including the underwriting expertise and experience of each distribution channel selected, performs an analysis to evaluate financial security and monitors performance.

UNDERWRITING OPERATIONS
The following table presents the distribution of the Company's gross premiums written by its U.S. Broker Treaty, U.S. Direct Treaty Reinsurance and Insurance, Marine, Aviation and Surety, U.S. Facultative and International operations for the years ended December 31, 1999, 1998, 1997, 1996 and 1995, classified according to whether the premium is derived from property or casualty business and whether it represents pro rata or excess of loss business:

                                                GROSS PREMIUMS WRITTEN BY OPERATION

                                                       YEARS ENDED DECEMBER 31,
                      --------------------------------------------------------------------------------------------
                             1999               1998               1997               1996               1995
                      --------------------------------------------------------------------------------------------
(DOLLARS IN MILLIONS)     $         %        $         %        $         %        $         %       $         %
                      --------------------------------------------------------------------------------------------
U.S. BROKER TREATY
 Property
  Pro Rata(1)         $    98.8     8.7% $    59.0     5.6% $    62.8     5.8% $    45.4     4.4% $   51.7     5.4%
  Excess                   44.7     3.9       41.3     3.9       53.3     5.0       60.4     5.8      59.0     6.2
 Casualty
  Pro Rata(1)             128.9    11.3      110.9    10.6       84.6     7.9       63.4     6.1      18.5     1.9
  Excess                  174.1    15.2      149.0    14.2      124.3    11.6      137.5    13.2     122.6    12.9
                      --------------------------------------------------------------------------------------------
 Total(2)                 446.6    39.1      360.2    34.4      325.0    30.2      306.8    29.4     251.8    26.5
                      --------------------------------------------------------------------------------------------
U.S. DIRECT TREATY
 REINSURANCE AND
 INSURANCE
 Property
  Pro Rata(1)              94.9     8.3        4.6     0.4       11.7     1.1       12.6     1.2       3.3     0.3
  Excess                    0.8     0.1        1.4     0.1        4.4     0.4        8.9     0.9       9.1     1.0
 Casualty
  Pro Rata(1)              90.5     7.9      148.6    14.2      128.0    11.9      114.5    11.0      99.8    10.5
  Excess                    4.7     0.4       14.6     1.4       14.3     1.3       12.5     1.2      10.0     1.1
                      --------------------------------------------------------------------------------------------
 Total(2)                 191.0    16.7      169.2    16.2      158.4    14.7      148.6    14.2     122.2    12.9
                      --------------------------------------------------------------------------------------------
MARINE, AVIATION
 AND SURETY
 Property
  Pro Rata(1)              72.3     6.3       62.5     6.0       92.9     8.6       94.6     9.1      89.2     9.4
  Excess                   19.2     1.7       15.6     1.5       16.9     1.6       17.8     1.7      18.7     2.0
 Casualty
  Pro Rata(1)              32.3     2.8       39.3     3.8       45.4     4.2       43.1     4.1      53.0     5.6
  Excess                    2.9     0.3        3.0     0.3        6.4     0.6        5.6     0.5       6.0     0.6
                      --------------------------------------------------------------------------------------------
 Total(2)                 126.7    11.1      120.4    11.5      161.6    15.0      161.1    15.4     166.9    17.6
                      --------------------------------------------------------------------------------------------
U.S. FACULTATIVE
 Property
  Pro Rata(1)              -        -         -        -         -        -         -        -        -        -
  Excess                   21.9     1.9       22.5     2.2       29.0     2.7       26.9     2.6      22.3     2.3
 Casualty
  Pro Rata(1)              -        -         -        -         -        -         -        -        -        -
  Excess                   43.3     3.8       49.0     4.7       53.4     5.0       61.8     5.9      46.6     4.9
                      --------------------------------------------------------------------------------------------
 Total(2)                  65.2     5.7       71.5     6.8       82.4     7.7       88.7     8.5      68.8     7.2
                      --------------------------------------------------------------------------------------------
TOTAL U.S.
 Property
  Pro Rata(1)             266.0    23.3      126.1    12.1      167.4    15.6      152.6    14.6     144.2    15.2
  Excess                   86.6     7.6       80.8     7.7      103.6     9.6      114.0    10.9     109.1    11.5
 Casualty
  Pro Rata(1)             251.8    22.1      298.8    28.6      258.0    24.0      221.1    21.2     171.3    18.0
  Excess                  225.1    19.7      215.6    20.6      198.4    18.5      217.6    20.8     185.2    19.5
                      --------------------------------------------------------------------------------------------
 Total(2)                 829.5    72.6      721.3    69.0      727.4    67.7      705.2    67.5     609.7    64.2
                      --------------------------------------------------------------------------------------------
INTERNATIONAL
 Property
  Pro Rata(1)             124.6    10.9      141.9    13.6      144.2    13.4      124.2    11.9     136.2    14.3
  Excess                   54.8     4.8       45.7     4.4       62.9     5.9       79.8     7.6      84.9     8.9
 Casualty
  Pro Rata(1)              84.4     7.4       93.4     8.9       99.2     9.2       90.5     8.7      66.4     7.0
  Excess                   48.5     4.3       43.6     4.2       41.3     3.8       44.4     4.3      52.3     5.5
                      --------------------------------------------------------------------------------------------
 Total(2)                 312.3    27.5      324.6    31.1      347.6    32.4      338.8    32.5     339.8    35.8
                      --------------------------------------------------------------------------------------------
TOTAL COMPANY
 Property
  Pro Rata(1)             390.6    34.2      268.0    25.6      311.6    29.0      276.7    26.5     280.4    29.5
  Excess                  141.4    12.4      126.5    12.1      166.5    15.5      193.8    18.6     194.0    20.4
 Casualty
  Pro Rata(1)             336.2    29.4      392.2    37.5      357.2    33.2      311.6    29.8     237.6    25.0
  Excess                  273.6    24.0      259.2    24.8      239.7    22.3      261.9    25.1     237.5    25.0
                      --------------------------------------------------------------------------------------------
 Total(2)             $ 1,141.8   100.0% $ 1,045.9   100.0% $ 1,075.0   100.0% $ 1,044.0   100.0% $  949.5   100.0%
                      ============================================================================================

-------------
(1) For purposes of the presentation above, pro rata reinsurance means reinsurance attaching to the first dollar of loss incurred by the ceding company.
(2)  Certain totals and subtotals may not reconcile due to rounding.

U.S. BROKER TREATY OPERATION. The Company's U.S. Broker Treaty operation writes property, accident and health and casualty reinsurance through reinsurance brokers. The Company targets certain brokers and, through the broker market, specialty companies and small to medium sized standard lines companies. The U.S. Broker Treaty operation also writes portions of reinsurance programs for larger, national insurance companies.

In 1999, $143.6 million of gross premiums written were attributable to domestic property business (which in 1999 and 1998 included accident and health business), of which 31.2% was written on an excess of loss basis and 68.8% was written on a pro rata basis. This unit utilizes sophisticated underwriting methods which management believes are necessary to analyze and price property business, particularly that segment of the property market which has catastrophe exposure. Accident and health underwriting utilizes both third party and proprietary actuarial pricing techniques.

Domestic casualty business accounted for $303.0 million of gross premiums written in 1999, of which 57.5% was written on an excess of loss basis and 42.5% was written on a pro rata basis. The treaty casualty portfolio consists principally of professional liability, D&O liability, workers' compensation, excess and surplus lines, and other liability coverages. As a result of the complex technical nature of most of these risks, the Company's casualty underwriters tend to specialize by line of business and work closely with the Company's pricing actuaries.

DIRECT TREATY REINSURANCE AND INSURANCE OPERATION. The Company's direct treaty reinsurance unit writes a full line of property, accident and health, and casualty business. In 1999, direct accident and health business accounted for $84.6 million of gross premiums written, of which 100.0% was written on a pro rata basis. In 1999, direct treaty business accounted for $36.0 million of gross premiums written, of which 15.4% was written on an excess of loss basis and 84.6% was written on a pro rata basis. The direct accident and health business primarily focuses on specific and aggregate excess reinsurance of self-insured health plans and first dollar medical reinsurance. The direct accident and health underwriters generally target small to medium sized health employers. The U.S. direct treaty underwriters target companies which place their business predominantly in the direct market, including small to medium sized regional ceding companies, and seek to develop long-term relationships with such companies. A broad array of coverages are offered.

In 1999, the Company's domestic insurance business consisted of $70.4 million of gross premiums written, primarily through Everest National. Everest National targets commercial property and casualty business written through agency relationships with program administrators. With respect to primary insurance written through such agents, the Company supplements the initial underwriting process with periodic claims and underwriting reviews.

MARINE, AVIATION AND SURETY OPERATION. The Company's marine and aviation unit focuses on ceding companies with a particular expertise in marine and aviation business. The marine and aviation business is written primarily through brokers and contains a significant international component written primarily in the London market. Surety business underwritten by the Company consists mainly of reinsurance of contract surety bonds

Gross premiums written by the marine and aviation unit in 1999 totaled $70.7 million, substantially all of which was written on a treaty basis and 69.5% of which was sourced through reinsurance brokers. Marine treaties represented 50.1% of marine and aviation gross premiums written in 1999 and consisted of hull and liability coverage. Approximately 82.5% of the marine unit premiums in 1999 were written on a pro rata basis and 17.5% as excess of loss. Aviation premiums accounted for 49.9% of marine and aviation gross premiums written in 1999 and included reinsurance for airlines, general aviation and satellites. Approximately 91.7% of the aviation unit's premiums in 1999 were written on a pro rata basis and 8.3% as excess of loss.

In 1999, gross premiums written by the surety unit totaled $56.0 million. Approximately 76.8% of the surety unit premiums in 1999 were written on a pro rata basis and 23.2% on an excess of loss basis. Most of the portfolio is reinsurance of contract surety bonds written directly with ceding companies, with the remainder being credit reinsurance, mostly in international markets. The unit's strategy is to maintain long-term relationships with major surety and fidelity writers and to continue to expand its international business.

FACULTATIVE OPERATION. The Company's U.S. Facultative operation conducts business both through brokers and directly with ceding companies. The U.S. Facultative operation consists of three underwriting units representing property, casualty and specialty lines of business. Business is written from a facultative headquarters office in New York and satellite offices in Chicago and San Francisco. In 1999, $21.0 million, $27.5 million and $16.7 million of gross premiums written were attributable to property, general casualty and specialty lines of business, respectively.

INTERNATIONAL  OPERATION.  The Company's  International operation is designed to enable it to capitalize on the growth opportunities in the international reinsurance market. The Company targets several international markets, including: Europe and the London market, which are serviced by branches in London and Brussels; Canada, with a branch in Toronto; Asia and Australia, with branches in Hong Kong and Singapore; and Latin America, Africa and the Middle East, which business is serviced from the Company's New Jersey headquarters and Miami office. The Company also writes "home-foreign" business, which provides reinsurance on the international portfolios of U.S. insurers, from its headquarters in New Jersey. Approximately 57.4% of the gross premiums written by the Company's international underwriters in 1999 represented property business, while the balance represented casualty business. As with its U.S. operations, the Company's International operation focuses on financially sound companies that have strong management and underwriting discipline and expertise. Approximately 72.4% of the Company's international business was written through brokers, with the remainder written directly with ceding companies.

In 1999, the Company's gross premiums written by its London and Brussels branches totaled $150.8 million and consisted of pro rata property (29.1%), excess property (27.9%), pro rata casualty (30.6%) and excess casualty (12.4%). Substantially all of the London and Brussels premiums consisted of treaty reinsurance. The Brussels office focuses on the continental European reinsurance markets, while the London office covers international business written through the London market. Gross premiums written in 1999 from the Brussels and London offices totaled $46.3 million and $104.5 million, respectively.

Gross premiums written by the Company's Canadian office totaled $46.9 million in 1999 and consisted of pro rata property (16.0%), excess property (11.1%), pro rata multi-line (36.6%), excess casualty (35.3%) and primary insurance written by Everest Canada (1.0%). Approximately 69.9% of the Canadian premiums consisted of treaty reinsurance while 29.1% was facultative reinsurance and 1.0% was primary insurance.

The Company's Hong Kong and Singapore branches cover the Asian and Australian markets and accounted for $24.7 million of gross written premiums in 1999. This business consisted of pro rata property (75.8%), excess property (5.2%), pro rata casualty (15.1%) and excess casualty (3.9%).

International business written out of the Company's New Jersey and Miami offices accounted for $89.9 million of gross premiums written in 1999 and consisted of pro rata treaty property (60.3%), pro rata treaty casualty (19.2%), excess treaty property (6.2%), excess treaty casualty (8.1%) and excess facultative property and casualty (6.2%). Of this international business, 54.0% was sourced from Latin America, 23.1% was sourced from the Middle East, 1.1% was sourced from Europe, 4.0% was sourced from Africa, 0.7% was sourced from Asia and 17.1% was "home-foreign" business.

GEOGRAPHIC AREAS
The Company conducts its business both in the United States and in a number of foreign countries. For select financial information about geographic areas, see
Note 14 of Notes to the Consolidated Financial Statements. Risks attendant to the foreign operations of the Company parallel those attendant to the United States operations of the Company, with the primary exception of foreign exchange risks. See ITEM 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Safe Harbor Disclosure".

UNDERWRITING PROCESS
Everest Re offers ceding companies full service capability, including actuarial, claims, accounting and systems support, either directly or through the broker community. Everest Re's capacity for both property and casualty risks allows it to underwrite entire contracts or major portions thereof that might otherwise need to be syndicated among several reinsurers. Everest Re's strategy is to act as "lead" reinsurer in many of the reinsurance treaties it underwrites. The lead reinsurer on a treaty generally accepts one of the largest percentage shares of the treaty and is in a stronger position to negotiate price, terms and conditions than is a reinsurer which takes a smaller position. Management believes this strategy enables it to more effectively influence the terms and conditions of the treaties on which it participates. When Everest Re does not lead the treaty, it may still suggest changes to any aspect of the treaty. Everest Re may decline to participate in a treaty based upon its assessment of all relevant factors.

Everest Re's treaty underwriting process emphasizes a team approach among Everest Re's underwriters, actuaries and claims staff. Treaties are reviewed for compliance with Everest Re's general underwriting standards and certain larger treaties are evaluated in part based upon actuarial analyses conducted by Everest Re. The actuarial models used in such analyses are tailored in each case to the exposures and experience underlying the specific treaty and the loss experience for the risks covered by such treaties. Everest Re does not separately evaluate each of the individual risks assumed under its treaties. Everest Re does, however, generally evaluate the underwriting guidelines of its ceding companies to determine their adequacy prior to entering into a treaty. Everest Re, when appropriate, also conducts underwriting audits at the offices of ceding companies to ensure that the ceding companies operate within such guidelines. Underwriting audits focus on the quality of the underwriting staff, the selection and pricing of risks and the capability of monitoring price levels over time. Claim audits, when appropriate, are performed in order to evaluate the client's claims handling abilities and practices.

Everest Re's domestic facultative underwriters operate within guidelines specifying acceptable types of risks, limits and maximum risk exposures. Specified classes of risks and large premium risks are referred to the Company's New York facultative headquarters for specific review before premium quotations are given to clients. In addition, Everest Re's guidelines require certain types of risks to be submitted for review because of their aggregate limits, complexity or volatility regardless of premium amount or size of the insured on the underlying contract.

Everest National and Everest Canada write property, casualty and professional liability coverages for homogeneous risks through select program managers. These programs are evaluated based upon actuarial analysis and the program manager's capabilities. The Company's rates, forms and underwriting guidelines are tailored to specific risk types.

RISK MANAGEMENT AND RETROCESSION ARRANGEMENTS
Everest Re manages its risk of loss through a combination of aggregate exposure limits, underwriting guidelines that take into account risks, prices and coverage, and retrocessional arrangements.

Everest Re is exposed to multiple insured losses arising out of a single occurrence, whether a natural event, such as a hurricane or an earthquake, or other catastrophe, such as a riot or an explosion at a major factory. Any such catastrophic event could generate insured losses in one or many of Everest Re's treaties or lines of business. Everest Re employs various techniques, including licensed software modeling, to assess its accumulated exposure to property catastrophe losses and summarizes that exposure in terms of the probable maximum loss ("PML"). The Company defines PML as its anticipated maximum loss, taking into account contract limits, caused by a single catastrophe affecting a broad contiguous geographic area, such as that caused by a hurricane or earthquake of such a magnitude that it is expected to occur once in every 100 years.

Management estimates that the Company's greatest catastrophe exposure worldwide from any single event is to hurricanes and earthquakes in the coastal regions of the United States, where Everest Re estimates it has a PML exposure, before reinsurance, of approximately $181 million in each such region based on its current book of business. Similarly, management estimates that the largest current PML exposure, before reinsurance, outside the United States is approximately $98 million. There can be no assurance that Everest Re will not experience losses from one or more catastrophic events that exceed, perhaps by a substantial amount, its estimated PML.

Underwriting guidelines have been established for each business unit. These guidelines place dollar limits on the amount of business that can be written based on a variety of factors, including ceding company, line of business, geographical location and risk hazards. In each case, those guidelines permit limited exceptions, which must be authorized by the Company's senior management.

Everest Re does not typically retrocede individual risks, but does, from time to time, purchase retrocessional protections where the underwriter deems it to be prudent to reinsure a portion of the specific risk being assumed. Everest Re also participates in "common account" retrocessional arrangements for certain reinsurance treaties. Common account reinsurance arrangements are arrangements whereby the ceding company purchases a cover for the benefit of the ceding company and its reinsurers on a reinsurance treaty. Common account retrocessional arrangements reduce the effect of individual or aggregate losses to all participating companies with respect to a reinsurance treaty, including the ceding company.

During 1999, Everest Re purchased a three-layer property facultative retrocession program which provided coverage of 52.5% of $3 million of losses in excess of $2 million in retained losses per facultative certificate and 100% of $15 million of losses in excess of $5 million of retained losses per facultative certificate. For 2000, this three-layer property facultative retrocession program provides 53.5% of $3 million of losses in excess of $2 million in retained losses per facultative certificate and 100% of $15 million of losses in excess of $5 million of retained losses per facultative certificate. During 1999, Everest Re purchased three retrocessional workers' compensation excess of loss treaties which collectively provide coverage of $115 million of losses in excess of $5 million of retained losses on accidental death and dismemberment claims resulting from a catastrophe loss. In 2000, these retrocessional workers' compensation treaties provide coverage for 50% of $115 million of losses in excess of $5 million of retained losses on accidental death and dismemberment claims resulting from a catastrophe loss. During 1999, the Company also purchased a workers' compensation reinsurance program which provided for statutory limits coverage in excess of $75,000 of losses per occurrence on the Company's primary workers' compensation insurance business. This program has been continued for 2000.

For 1999, the Company also purchased reinsurance covering certain primary insurance programs written by the Company, including an 85.0% quota share of primary California non-standard automobile business. For the period October 1, 1999 through October 1, 2000, the Company purchased a 50% quota share of $1 million net retained liability and $4 million excess $1 million of automatic property facultative protection covering Texas property and casualty program business.

For the period from May 15, 1999 through May 15, 2000, the Company's catastrophe retrocession program provides coverage of 75.0% of $20.0 million of losses per occurrence in excess of $10.0 million in losses incurred by the Company outside of the United States, provided that the Company's net loss per occurrence is $15.0 million. For the period from May 23, 1999 through May 23, 2000, the Company's catastrophe retrocession program provides coverage of 85% of $20.0 million of losses per occurrence in excess of $30.0 million in losses incurred by the Company outside of the United States.

The Company also purchases a corporate level retrocession covering the potential accumulation of all exposures. During 1999, the Company purchased an accident year aggregate excess of loss retrocession agreement which provided up to $175.0 million of coverage if Everest Re's statutory basis accident year loss ratio exceeds a loss ratio attachment point provided in the contract for the 1999 accident year. This retrocession responds on an aggregate basis with respect to both property and casualty losses, including those arising from catastrophes. The attachment point is net of inuring reinsurance and retrocessions and includes adjustable premium provisions which effectively cause the Company to offset, on a pre-tax income basis, up to 50% of such ceded losses, depending upon the character of the underlying losses, through additional premiums. The maximum recovery is $175.0 million before giving effect to a maximum adjustable premium of $86.3 million. For 2000, the Company purchased an accident year aggregate excess of loss retrocession agreement which provides up to $175.0 million of coverage if Everest Re's statutory basis accident year loss ratio exceeds a loss ratio attachment point provided in the contract for the 2000 accident year. The attachment point is net of inuring reinsurance and retrocessions and includes adjustable premium provisions which effectively cause the Company to offset, on a pre-tax income basis, up to 49.2% of such ceded losses, depending upon the character of the underlying losses, through additional premiums. The maximum recovery is $175.0 million before giving effect to a maximum adjustable premium of $85.8 million.

Although the catastrophe and aggregate excess of loss retrocessions have terms which provide for additional premiums to be paid to the retrocessionaire in the event that losses are ceded, all aspects of the Company's retrocessional program have been structured to permit these agreements to be accounted for as reinsurance under Statement of Financial Accounting Standards ("SFAS") No. 113. If a single catastrophe were to occur in the United States that resulted in $181.0 million of gross losses and allocated loss adjustment expenses ("ALAE") in 2000 (an amount equivalent to Everest Re's PML), management estimates that the effect (including additional premiums and retained losses and ALAE) on the Company's income before taxes would be $91.8 million. This pre-tax net loss estimate assumes that Everest Re's aggregate losses and ALAE for 2000 would exceed the threshold loss ratio requirement in the aggregate excess of loss cover by at least $175.0 million.

In addition, Everest Re continues to have coverage under an aggregate stop loss retrocession agreement (the "Stop Loss Agreement") purchased from Gibraltar Casualty Company ("Gibraltar"), an affiliate of The Prudential, in 1995. See "Relationships with Gibraltar and Stop Loss Agreement" and ITEM 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition".

As of December 31, 1999, Everest Re had retrocessional arrangements with 428 retrocessionaires, and it carried as an asset $742.5 million in reinsurance receivables with respect to losses ceded to retrocessionaires, which, except for $9.5 million which is due from Gibraltar in the first quarter of 2000 under the terms of the Stop Loss Agreement, will not be due to Everest Re until Everest Re makes payment on the underlying claims. Of this amount, $345.4 million, or 46.5%, was receivable from Gibraltar ($80.4 million, net of collateral held and liability balances for which Everest Re has a contractual right of offset), including the $9.5 million due under the Stop Loss Agreement. An additional $145.0 million, or 19.5%, was receivable from Continental Insurance Company ("Continental"). No other retrocessionaire accounted for more than $25.0 million of Everest Re's receivables. See ITEM 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition".

Everest Re's arrangement with Continental is managed on a funds held basis, which means that Everest Re has not released premium payments to the retrocessionaire but rather retains such payments to secure obligations of the retrocessionaire, records them as a liability and reduces the liability account as payments become due. As of December 31, 1999, such funds had reduced Everest Re's net exposure to Continental to $80.1 million.

No assurance can be given that the Company will be able to obtain retrocessional coverage similar to that currently in place in the future. Although management carefully selects its retrocessionaires, the Company is subject to credit risk with respect to its retrocessions because the ceding of risk to retrocessionaires does not relieve the reinsurer of its liability to ceding companies.

RELATIONSHIPS WITH GIBRALTAR
During its early years, Everest Re wrote some direct insurance. In 1978, Everest Re expanded its direct insurance operation by forming Gibraltar as a subsidiary. In 1985, Gibraltar and Everest Re ceased writing new and renewal direct insurance. Gibraltar's ongoing operations relate to servicing claims arising from the previously written direct insurance and the Stop Loss Agreement.

While Gibraltar actively wrote direct insurance, it was able to reinsure certain business through Everest Re's management underwriting facility ("MUF"). Begun in 1977, MUF was a reinsurance arrangement pursuant to which Everest Re ceded certain business to a number of insurance and reinsurance companies (the "MUF Participants"), many of them domiciled outside the United States. Gibraltar ceded its MUF-qualifying business first to Everest Re, which then immediately and entirely retroceded it to the MUF Participants. As a result of these cessions to Everest Re, Everest Re became, and remains, a reinsurer of Gibraltar with respect to the Gibraltar MUF cessions. As of December 31, 1999, Gibraltar's reinsurance receivables from Everest Re totaled $155.1 million. MUF became inactive with respect to new business in 1991.

Following the 1985 decision to cease writing new and renewal business, Everest Re and Gibraltar entered into the following agreements pursuant to which Gibraltar became, and remains, a reinsurer of Everest Re (the "Gibraltar Contracts"):

o In 1986, Gibraltar reinsured all insurance obligations of Everest Re pursuant to certain insurance contracts written by Everest Re's former direct excess insurance operations, which ceased writing business in 1985 (the "Ceded Direct Insurance") (the "Direct Excess Retrocession").

o In 1989, Gibraltar reinsured Everest Re's medical malpractice and other professional liability reinsurance written in 1988 and prior years (the "Professional Liability Retrocession").

o During 1985 through 1990, Gibraltar and Everest Re commuted the obligations of a number of MUF Participants. In exchange for a cash payment from each commuted MUF Participant, Gibraltar assumed the obligations of such MUF Participant. The commuted business included assumed reinsurance originally retroceded to MUF Participants by Everest Re and direct insurance ceded by Everest Re and Gibraltar.

In 1991, Everest Re distributed the stock of Gibraltar to PRUCO, Inc., a direct, wholly-owned subsidiary of The Prudential ("PRUCO"). Simultaneously, PRUCO and Gibraltar entered into a surplus maintenance agreement (the "PRUCO Surplus Maintenance Agreement") pursuant to which PRUCO agreed to purchase such amount of surplus notes as may be necessary to maintain Gibraltar's statutory surplus at no less than $15 million at all times. PRUCO shortly thereafter distributed the stock of Gibraltar to The Prudential.

The Direct Excess Retrocession can be terminated by either Gibraltar or Everest Re upon 90 days' notice, whereas the Professional Liability Retrocession can only be terminated by Everest Re. A total of $105.6 million of the Gibraltar receivables is attributable to the Direct Excess Retrocession. If the Direct Excess Retrocession is terminated, all outstanding claims, including incurred but not reported losses ("IBNR"), will be commuted with the value of such claims, which may not exceed Everest Re's then outstanding loss reserves with respect thereto, to be mutually agreed upon or, if no agreement can be reached, determined by an actuary or appraiser mutually appointed. At the time of the IPO, the parties agreed that if Gibraltar terminates the Direct Excess Retrocession and the parties cannot agree on the value of the claims to be commuted, Everest Re's chief actuary will determine such value. Gibraltar could arbitrate the actuary's determination. If the Direct Excess Retrocession were to be so terminated and Everest Re's ultimate losses on the Ceded Direct Insurance were to exceed the commutation amount, the resulting reserve increases would constitute adverse development eligible for coverage under the Stop Loss Agreement (described below), subject to the applicable limits thereof.

STOP LOSS AGREEMENT. On October 5, 1995, in connection with the IPO Everest Re and Gibraltar entered into the Stop Loss Agreement. The Stop Loss Agreement is intended to mitigate the impact on the Company's future earnings that could result from the adverse development, if any, of Everest Re's consolidated reserves for losses, allocated LAE and uncollectible reinsurance as of June 30, 1995, including IBNR; provided, that adverse development, if any, of such reserves relating to catastrophes (as defined in the Stop Loss Agreement) will only be covered to the extent that the catastrophe event to which such reserves relate occurred prior to January 1, 1995. For a description of the Stop Loss Agreement, see ITEM 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition" and Note 7 of Notes to Consolidated Financial Statements.

STANDBY CAPITAL CONTRIBUTION AGREEMENT AND PRUCO INDEMNITY. On October 6, 1995, Holdings agreed, pursuant to a Standby Capital Contribution Agreement (the "Capital Contribution Agreement"), to make certain capital contributions ("Capital Contributions") to Everest Re. Also, on October 6, 1995, PRUCO agreed to make payments ("Indemnity Payments") to Holdings, pursuant to an Indemnity Agreement (the "PRUCO Indemnity"), in an amount equal to the Capital Contributions.

PRUDENTIAL GUARANTEES. On October 6, 1995, The Prudential guaranteed (i) up to $775.0 million of Gibraltar's obligations to Everest Re, and (ii) PRUCO's obligation to make the Indemnity Payments (the "Prudential Guarantees"). The Prudential agreed, subject to the terms and conditions thereof, to guarantee Gibraltar's (i) payment obligations with respect to the Stop Loss Agreement, subject to maximum aggregate payments of $375.0 million, and (ii) payment obligations under the Gibraltar Contracts, subject to maximum aggregate payments of $400.0 million. The maximum aggregate payments under the Prudential Guarantee of Gibraltar's obligations will be reduced in certain circumstances to take account of payments made and collateral provided in respect of the guaranteed obligations. See ITEM 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition".

As of December 31, 1999, based on publicly available information, The Prudential had statutory basis total assets of $191.5 billion, and statutory surplus of $9.2 billion.

ACQUISITION OF GIBRALTAR. On February 24, 2000, Holdings entered into an agreement with The Prudential to acquire all of the issued and outstanding shares of Gibraltar. Upon the closing of this acquisition, which is subject to customary closing conditions and the receipt of regulatory approvals:

o Everest Re's current reinsurance contracts, including the Stop Loss Agreement, will remain in effect. However, these contracts will become transactions with affiliates with the financial impact eliminated through inter-company accounts.

o The Prudential Guarantees will be terminated and Prudential will be released from its obligations.

o             The PRUCO Surplus Maintenance Agreement will be terminated.

o The PRUCO Indemnity will be terminated and PRUCO will be released from its obligations.

See Note 15C of Notes to Consolidated Financial Statements.

CLAIMS
Claims are managed by the Company's professional claims staff whose responsibilities include reviewing initial loss reports and coverage issues, monitoring claims handling activities of ceding companies, establishing and adjusting proper case reserves and approving payment of claims. In addition to claims assessment, processing and payment, the claims staff selectively conducts comprehensive claims audits of both specific claims and overall claims procedures at the offices of selected ceding companies. In most instances, primary insurance claims are handled by third party claims services providers who have limited authorities and are subject to oversight by the Company's professional claims staff.

RESERVES FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES
Significant periods of time may elapse between the occurrence of an insured loss, the reporting of the loss to the ceding company and the reinsurer and the ceding company's payment of that loss and subsequent payments to the ceding company by the reinsurer. To recognize liabilities for unpaid losses and LAE, insurers and reinsurers establish reserves, which are balance sheet liabilities representing estimates of future amounts needed to pay reported and unreported claims and related expenses on losses that have already occurred. Actual losses and LAE paid may deviate, perhaps substantially, from such reserves. To the extent reserves prove to be insufficient to cover actual losses and LAE after taking into account available retrocessional coverage, including the reinsurance provided through the Stop Loss Agreement, Everest Re would have to augment such reserves and incur a charge to earnings which could be material in the period such augmentation takes place. See ITEM 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Loss and LAE Reserves".

While the reserving process is difficult and subjective for the ceding companies, the inherent uncertainties of estimating such reserves are even greater for the reinsurer, due primarily to the longer time between the date of an occurrence and the reporting of any attendant claims to the reinsurer, the diversity of development patterns among different types of reinsurance treaties or facultative contracts, the necessary reliance on the ceding companies for information regarding reported claims and differing reserving practices among ceding companies. In addition, trends that have affected development of liabilities in the past may not necessarily occur or affect liability development to the same degree in the future. Thus, actual losses and LAE may deviate, perhaps substantially, from estimates of reserves reflected in the Company's consolidated financial statements.

Like many other property and casualty insurance and reinsurance companies, Everest Re has experienced adverse loss development for prior accident years, which has led to adjustments in losses and LAE reserves. The increase in net reserves for prior accident years reduced net income for the periods in which the adjustments were made. There can be no assurance that adverse development from prior years will not continue in the future or that such adverse development will not have a material adverse effect on net income. Adverse Development will be reinsured under the Stop Loss Agreement, up to the maximum limits thereunder and subject to the other terms and conditions thereof. See "Relationships with Gibraltar - Stop Loss Agreement".

CHANGES IN HISTORICAL RESERVES
The following table shows changes in historical loss reserves for Everest Re for 1989 and subsequent years. The table is presented on a GAAP basis except that the Company's loss reserves for its Canadian branch operations are presented in local currency, Canadian dollars. The impact of this presentation, as summarized in the "Reconciliation of Reserves for Losses and LAE from Statutory Basis to GAAP Basis" (see page 14), is not material. The top line of each table shows the estimated reserves for unpaid losses and LAE recorded at each year-end date. Each amount in the top line represents the estimated amount of future payments for losses and LAE on claims occurring in that year and in all prior years. The upper (paid) portion of the table presents the cumulative amounts paid through each subsequent year on those claims for which reserves were carried as of each specific year end. The lower (liability re-estimated) portion shows  the  re-estimated  amount  of  the previously  recorded reserves based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the actual claims for which the initial reserves were carried. The cumulative redundancy/deficiency line represents the cumulative change in estimates since the initial reserve was established. It is equal to the latest liability re-estimated amount less the initial reserve.

Each amount other than the original reserves in the top half of the table below includes the effects of all changes in amounts for prior periods. For example, if a loss settled in 1992 for $100,000 was first reserved in 1989 at $60,000 and remained unchanged until settlement, the $40,000 deficiency (actual loss minus original estimate) would be included in the cumulative redundancy (deficiency) in each of the years in the period 1989 through 1991 shown below. Conditions and trends that have affected development of liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.

                             TEN YEAR GAAP LOSS DEVELOPMENT TABLE PRESENTED NET OF REINSURANCE
                                           WITH SUPPLEMENTAL GROSS DATA (1) (2)

                                                             YEARS ENDED DECEMBER 31,
                      ------------------------------------------------------------------------------------------------------------
(DOLLARS IN MILLIONS)     1989      1990      1991      1992      1993      1994      1995      1996      1997      1998      1999
                      ------------------------------------------------------------------------------------------------------------
Reserves for unpaid
   loss and LAE       $1,766.7  $1,891.9  $1,752.9  $1,854.7  $1,934.2  $2,104.2  $2,316.1  $2,551.6  $2,810.0  $2,953.5  $2,977.4
Paid (cumulative)
   as of:
   One year later        321.9     597.1     333.3     461.5     403.5     359.5     270.4     331.2     450.8     484.3
   Two years later       829.5     785.9     550.4     740.1     627.7     638.0     502.8     619.2     747.9
   Three years later     966.3     933.1     758.3     897.0     820.5     828.0     682.0     813.7
   Four years later    1,078.2   1,096.9     868.1   1,036.0     953.0     983.6     806.3
   Five years later    1,209.0   1,176.9     970.0   1,141.0   1,071.5   1,143.4
   Six years later     1,276.3   1,257.3   1,052.9   1,232.7   1,202.2
   Seven years later   1,346.6   1,329.8   1,130.3   1,334.8
   Eight years later   1,407.9   1,395.6   1,210.0
   Nine years later    1,462.1   1,450.9
   Ten years later     1,511.8
Liability re-estimated
   as of:
   One year later      1,835.4   1,866.3   1,737.8   1,929.2   2,008.5   2,120.8   2,286.5   2,548.4   2,836.2   2,918.1
   Two years later     1,834.3   1,872.8   1,775.7   1,988.9   2,015.4   2,233.7   2,264.5   2,575.9   2,802.2
   Three years later   1,849.5   1,907.5   1,843.3   2,010.0   2,119.0   2,271.2   2,285.1   2,546.0
   Four years later    1,913.6   1,976.5   1,855.7   2,111.9   2,164.5   2,452.3   2,260.7
   Five years later    1,982.3   1,984.3   1,955.1   2,155.3   2,344.9   2,381.7
   Six years later     1,984.1   2,080.0   1,995.8   2,332.3   2,278.3
   Seven years later   2,089.4   2,123.2   2,178.0   2,269.9
   Eight years later   2,135.9   2,307.8   2,115.5
   Nine years later    2,310.8   2,242.9
   Ten years later     2,245.2
   Cumulative
    redundancy/
    (deficiency)      $ (478.5) $ (351.0) $ (362.6) $ (415.2) $ (344.1) $ (277.5) $   55.4  $    5.6  $    7.8  $   35.4
                      ==================================================================================================
   Gross liability-
    end of year                                                                   $3,017.0  $3,298.2  $3,498.7  $3,869.2  $3,705.2
   Reinsurance
    receivable                                                                       700.9     746.6     688.7     915.7     727.8
                                                                                  ------------------------------------------------
   Net liability-end
    of year                                                                        2,316.1   2,551.6   2,810.0   2,953.5  $2,977.4
                                                                                  ----------------------------------------========

   Gross re-estimated
    liability at
    December 31, 1999                                                              3,482.5   3,616.0   3,728.4   3,808.5
   Re-estimated
    receivable
    at December 31,
    1999                                                                           1,221.8   1,070.0     926.2     890.4
                                                                                  --------------------------------------
   Net re-estimated
    liability at
    December 31, 1999                                                              2,260.7   2,546.0   2,802.2   2,918.1
                                                                                  --------------------------------------
   Gross cumulative
    redundancy/
    (deficiency)                                                                  $ (465.5) $ (317.8) $ (229.7) $   60.7
                                                                                  ======================================

----------
(1)  Includes Gibraltar data through September 30, 1991
(2)  The Canadian Branch reserves are reflected in Canadian dollars.

For years prior to 1989, management believes that two factors had the most significant impact on loss development. First, through the mid-1980's, a number of industry and external factors, such as the propensity of courts to award large damage awards in liability cases, combined to increase loss frequency and severity to unexpectedly high levels. Second, contracts written prior to 1986 contained coverage terms which, for Everest Re and the industry in general, have been interpreted by courts to provide coverage for asbestos and environmental exposures not contemplated by either the pricing or the initial reserving of the contracts. Legal developments during the mid-1980's necessitated additional reserving for such exposures on both a case and IBNR basis. Net incurred losses with respect to asbestos and environmental claims, net of reinsurance, were $0 million, $15.4 million, $3.5, $0 and $0 million in 1999, 1998, 1997, 1996 and
1995, respectively. Substantially all of these losses related to pre-1986 exposures. The absence of net incurred losses in 1996 and 1995 is attributable to coverage under the Stop Loss Agreement. The net incurred losses in 1998 and 1997 reflected coinsurance under the Stop Loss Agreement.

To the extent loss reserves on assumed reinsurance need to be increased, Everest Re would be entitled to payments consistent with the terms of the Stop Loss Agreement. See "Relationships with Gibraltar - Stop Loss Agreement". Additionally, Holdings may be required to make payments under the Capital Contribution Agreement for which it would be entitled to indemnification under the PRUCO Indemnity. See "Relationships with Gibraltar - Standby Capital Contribution Agreement and PRUCO Indemnity". To the extent loss reserves on the Ceded Direct Insurance need to be increased and subject to the terms of the Gibraltar Contracts, Everest Re will be entitled to 100% protection from Gibraltar under the Gibraltar Contracts, which reinsurance obligations are guaranteed by The Prudential subject to the terms and conditions of the applicable Prudential Guarantee. See "Relationships with Gibraltar - Prudential Guarantees". Management believes that adequate provision has been made for Everest Re's loss and LAE reserves regardless of the availability of any such payments under the Stop Loss Agreement, the PRUCO Indemnity, and the Prudential Guarantees. Additionally, while there can be no assurance that reserves for and losses from these claims will not increase in the future, management believes that Everest Re's existing reserves and retrocessional arrangements lessen the probability that such increases would have a material adverse effect on the Company's financial condition, results of operations or cash flows.

The Ten Year GAAP Loss Development Table includes Gibraltar data until September 30, 1991, at which time Everest Re distributed the stock of Gibraltar to PRUCO. Thus the 1989-1990 "Reserves for unpaid loss and LAE" includes the Gibraltar liability. Similarly, the "Paid (cumulative) as of" and "Liability re-estimated as of" data include Gibraltar experience until September 30, 1991. At the time of the distribution of Gibraltar, Gibraltar still had $288.5 million of reserves outstanding. To more accurately reflect reserve development, the Gibraltar reserves were removed from the reserves for unpaid losses and LAE line for periods after 1991 and the $288.5 million was treated as a paid loss. The amount so treated as paid in 1991 was $288.5 million for each of the years 1989 through 1990. The cumulative reserve (deficiency) relating to Gibraltar for 1989 was ($98.1) million and for 1990 was ($30.0) million. The cumulative reserve (deficiency) relating to Everest Re excluding Gibraltar for 1989 was ($380.4) million and for 1990 was ($321.0) million.

The following table is derived from the Ten Year GAAP Loss Development Table above and summarizes the effect of reserve re-estimates, net of reinsurance, on calendar year operations for the same ten year period ended December 31, 1999. Each column represents the amount of reserve re-estimates made in the indicated calendar year and shows the accident years to which the re-estimates are applicable. The amounts in the total accident year column on the far right represent the cumulative reserve re-estimates for the indicated accident years.

                                EFFECT OF RESERVE RE-ESTIMATES ON CALENDAR YEAR OPERATIONS

                                              CALENDAR YEAR ENDED DECEMBER 31,                            CUMULATIVE RE-
               ------------------------------------------------------------------------------------------  ESTIMATES FOR
(DOLLARS IN                                                                                                EACH ACCIDENT
 MILLIONS)        1990     1991     1992     1993     1994     1995     1996     1997     1998     1999             YEAR
               ---------------------------------------------------------------------------------------------------------
Accident
Years
1989 & prior   $ (68.7) $   1.1  $ (15.2) $ (64.1) $ (68.6) $  (1.8) $(105.3) $ (46.6) $(174.9) $  65.5   $       (478.6)
1990                       24.5      8.7     29.4     (0.4)    (6.0)     9.7      3.3     (9.7)    (0.7)            58.8
1991                                21.6     (3.2)     1.4     (4.6)    (3.8)     2.5      2.4     (2.3)            14.0
1992                                        (36.6)     7.9     (8.7)    (2.5)    (2.7)     5.2     (0.1)           (37.5)
1993                                                 (14.6)    14.2     (1.7)    (2.1)    (3.4)     4.2             (3.4)
1994                                                           (9.8)    (9.2)     8.0     (0.7)     4.0             (7.7)
1995                                                                   142.4     59.6    160.4    (46.2)           316.2
1996                                                                            (18.8)    (6.8)     5.5            (20.1)
1997                                                                                       1.4      4.1              5.5
1998                                                                                                1.4              1.4
Total calendar
year effect    $ (68.7) $  25.6  $  15.1  $ (74.5) $ (74.3) $ (16.7) $  29.6  $   3.2  $ (26.1) $  35.4   $       (151.4)

As illustrated by this table, the factors which caused the deficiencies shown in the Ten Year GAAP Loss Development Table relate almost entirely to accident years prior to 1990 principally reflecting the impact of asbestos and environmental exposures discussed above. The significant favorable development experienced for the 1995 accident year is due to recoveries under the Stop Loss Agreement. This contract, because of its 1995 inception date, is attributed to the 1995 accident year. Aggregate historical development excluding the impact of these two unusual items is not material.

The following table presents a reconciliation of beginning and ending reserve balances for the years indicated on a GAAP basis:

                  RECONCILIATION OF RESERVES FOR LOSSES AND LAE

                                            YEARS ENDED DECEMBER 31,
                                 -----------------------------------------------
(DOLLARS IN MILLIONS)                    1999             1998              1997
                                 -----------------------------------------------
Reserves at beginning
 of period                       $    3,800.0      $   3,437.8      $    3,246.9
                                 -----------------------------------------------
Incurred related to:
 Current year                           807.0            752.3             768.6
 Prior years                            (35.4)            26.1              (3.2)
                                 -----------------------------------------------
  Total incurred losses                 771.6            778.4             765.4
                                 -----------------------------------------------
Paid related to:
 Current year                           252.4            192.4             185.3
 Prior years                            484.3            450.8             331.2
                                 -----------------------------------------------
  Total paid losses                     736.7            643.2             516.5
                                 -----------------------------------------------
Change in reinsurance
 receivables on unpaid
 losses and LAE                        (187.9)           227.0             (58.0)
                                 -----------------------------------------------
Reserves at end of period        $    3,647.0      $   3,800.0      $    3,437.8
                                 ===============================================

The reconciliation of reserves on a GAAP basis to reserves reported on a statutory basis for each of the three years in the period ended December 31, 1999 is shown below:

                  RECONCILIATION OF RESERVES FOR LOSSES AND LAE
                       FROM STATUTORY BASIS TO GAAP BASIS

                                            YEARS ENDED DECEMBER 31,
                                ------------------------------------------------
(DOLLARS IN MILLIONS)                    1999             1998              1997
                                ------------------------------------------------
Statutory reserves-net (1)      $     2,959.4    $     2,922.9    $      2,778.5
Statutory retroactive
 reinsurance reserves                    17.8             29.8              31.4
                                ------------------------------------------------
Subtotal                              2,977.2          2,952.7           2,809.9
Foreign subsidiary
 reserves (1)                             0.2              0.8               0.1
                                ------------------------------------------------
  Subtotal-net reserves as
   shown in loss development
   schedule                           2,977.4          2,953.5           2,810.0
Reinsurance receivable on
 unpaid losses                          727.8            915.7             688.7
                                ------------------------------------------------
  Subtotal-gross reserves as
   shown in loss development
   schedule                           3,705.2          3,869.2           3,498.7
Foreign translation effect
 of Canadian reserves (2)               (58.2)           (69.2)            (60.9)
                                ------------------------------------------------
Reserves on a GAAP basis        $     3,647.0    $     3,800.0    $      3,437.8
                                ================================================

--------------------
(1) On January 1, 1997, the insurance operations of Everest Re Ltd. were converted to branches of Everest Re. For 1999, 1998 and 1997, the net reserves for the branches are included in statutory net reserves. For 1999, 1998 and 1997, the foreign subsidiary reserve amounts represent the reserves for Everest Canada.
(2) Pursuant to statutory accounting conventions, reserves with respect to the Canadian Branch are reflected in Canadian dollars.

RESERVES FOR ASBESTOS AND ENVIRONMENTAL LOSSES AND LOSS ADJUSTMENT EXPENSES Everest Re's reserves include an estimate of Everest Re's ultimate liability for asbestos and environmental claims for which ultimate value cannot be estimated using traditional reserving techniques. There are significant uncertainties in estimating the amount of Everest Re's potential losses from asbestos and environmental claims. See ITEM 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asbestos and Environmental Exposures" and Note 11 of Notes to Consolidated Financial Statements.

The following table summarizes the composition of Everest Re's total reserves for asbestos and environmental losses, gross and net of reinsurance for the years ended December 31, 1999, 1998 and 1997.

                                             YEARS ENDED DECEMBER 31,
                                 -----------------------------------------------
(DOLLARS IN MILLIONS)                     1999             1998             1997
                                 -----------------------------------------------
Case reserves reported
 by ceding companies             $       146.9    $       137.5    $       125.9
Additional reserves
 established by Everest Re
 (assumed reinsurance)                    70.8             67.9             52.0
Case reserves established
 by Everest Re (Ceded
 Direct Insurance)                        47.3             40.9             45.8
IBNR reserves                            349.2            414.5            222.4
                                 -----------------------------------------------
Gross reserves                           614.2            660.8            446.1
Reinsurance receivable                  (249.1)          (397.3)          (233.7)
                                 -----------------------------------------------
Net reserves                     $       365.1    $       263.5    $       212.4
                                 ===============================================

Everest Re's asbestos and environmental claims are managed by an experienced staff consisting of eight people. This claims unit works closely with members of Everest Re's in-house legal staff on legal developments. The claims unit also meets with the management of primary insurance companies to understand their asbestos and environmental exposures and reserving practices.

Additional losses, the type or magnitude of which cannot be foreseen by the Company, or the reinsurance and insurance industry generally, may emerge in the future. Such future emergence, to the extent not covered by existing retrocessional contracts, including the Stop Loss Agreement, could have material adverse effects on the Company's future financial condition, results of operations and cash flows.

INVESTMENTS
Everest Re's overall financial strength and results of operations are, in part, dependent on the quality and performance of its investment portfolio. Net investment income and net realized capital gains (losses) on Everest Re's invested assets constituted 18.1%, 18.6% and 18.8% of the Company's revenues for the years ending December 31, 1999, 1998 and 1997, respectively. The Company's cash and invested assets totaled $4,139.2 million at December 31, 1999 of which 92.7% were cash or investment grade fixed maturities.

Everest Re's current investment strategy seeks to maximize after-tax income through a high quality, diversified, taxable bond and tax-exempt fixed maturity portfolio, while maintaining an adequate level of liquidity. Everest Re's mix of taxable and tax-preferenced investments is adjusted continuously, consistent with Everest Re's current and projected operating results, market conditions and tax position. Additionally, Everest Re invests in marketable equity securities which it believes will enhance the risk-adjusted total return of the investment portfolio.

The Investment Committee of Everest Re's Board of Directors is responsible for establishing investment policy and guidelines and, together with senior management, for overseeing their execution. Everest Re's investment portfolio is in compliance with the insurance laws of the state of Delaware, its domiciliary state, and of other jurisdictions in which it is regulated. These laws prescribe the kind, quality and concentration of investments which may be made by insurance companies. In general, these laws permit investments, within specified limits and subject to certain qualifications, in government obligations, corporate bonds, preferred and common stocks, real estate mortgages and real estate. An independent investment advisor is utilized to manage the Company's investment portfolio within the established guidelines and is required to report activities on a current basis and to meet with the Company periodically to review and discuss the portfolio structure, securities selection and performance results.

Everest Re's investment guidelines include a current duration guideline of five to six years. The duration of an investment is based on the maturity of the security but also reflects the payment of interest and the possibility of early prepayment of such security. This investment duration guideline is established and periodically revised by management considering economic and business factors including Everest Re's average duration of potential liabilities which, at December 31, 1999, was approximately five years based on the estimated payouts of underwriting liabilities using standard duration calculations.

Approximately 8.4% of the Company's consolidated reserves for losses and LAE and unearned premiums represents estimated amounts payable in foreign currencies. For each currency in which the Company has established substantial reserves, the Company seeks to maintain invested assets denominated in such currency in an amount comparable to the estimated liabilities which are denominated in such currency.

As of December 31, 1999, 97.1% of Everest Re's total investments and cash were comprised of fixed maturity investments or cash and 95.2% of Everest Re's fixed maturities consisted of investment grade securities. The average maturity of fixed maturities was 8.3 years at December 31, 1999, and their overall duration was 5.8 years. As of December 31, 1999, Everest Re did not have any material holdings of issuers who management believes are experiencing cash flow difficulty to an extent that the ability of the obligor to meet debt service payments is threatened or any investments in commercial real estate or direct commercial mortgages. Also, investments in derivative products (i.e., products which include features such as futures, forwards, swaps, options and other investments with similar characteristics) are generally prohibited, without the prior approval of Everest Re's Investment Committee. At December 31, 1999, the Company had no investments in derivative products.

As of December 31, 1999, the common stock portfolio was $90.7 million at market value, comprising 2.2% of total investments and cash and is managed with a growth and income orientation consisting primarily of investments in dividend paying mid and large capitalization companies.

The following table reflects investment results for Everest Re for each of the five years in the period ended December 31, 1999:

                                                                                PRE-TAX
                                                  PRE-TAX                  REALIZED NET
(DOLLARS IN MILLIONS)              AVERAGE     INVESTMENT     EFFECTIVE   CAPITAL GAINS
YEARS ENDED DECEMBER 31,    INVESTMENTS(1)      INCOME(2)         YIELD        (LOSSES)
                            -----------------------------------------------------------
1999                        $      4,219.4   $      253.0          6.00%  $       (16.8)
1998                               4,243.3          244.9          5.77            (0.8)
1997                               3,888.9          228.5          5.88            15.9
1996                               3,416.4          191.9          5.62             5.7
1995                               2,894.9          166.0          5.73            33.8

-----------------
(1) Average of the beginning and ending carrying values of investments and cash, less net funds held and non-interest bearing cash. Bonds, common stock and redeemable and non-redeemable preferred stocks are carried at market value.
(2)  After investment expenses, excluding realized net capital gains (losses).

The following table summarizes fixed maturities as of December 31, 1999 and 1998:

                                        AMORTIZED      UNREALIZED     UNREALIZED      MARKET
(DOLLARS IN MILLIONS)                        COST    APPRECIATION   DEPRECIATION       VALUE
                                      ------------------------------------------------------
December 31, 1999:
  U.S. Treasury securities and
   obligations of U.S. government
   agencies and corporations          $     135.5   $         0.5   $        1.5   $   134.5
  Obligations of states and
   political subdivisions                 2,066.4            37.9           76.3     2,028.0
  Corporate securities                      877.8             1.6           30.4       849.0
  Mortgage-backed securities                337.4             2.3            1.9       337.8
  Foreign government securities             250.6            11.9            0.4       262.1
  Foreign corporate securities              272.9             4.5            3.5       273.9
                                      ------------------------------------------------------
    Total                             $   3,940.6   $        58.7   $      114.0   $ 3,885.3
                                      ======================================================
December 31, 1998:
  U.S. Treasury securities and
   obligations of U.S. government
   agencies and corporations          $     152.0   $         7.6   $        -     $   159.6
  Obligations of states and
   political subdivisions                 1,982.5           134.4            0.5     2,116.4
  Corporate securities                      839.9            46.5            5.7       880.7
  Mortgage-backed securities                388.8            20.2            0.1       408.9
  Foreign government securities             241.3            29.8            -         271.1
  Foreign corporate securities              246.6            17.5            0.2       263.9
                                      ------------------------------------------------------
    Total                             $   3,851.1   $       256.0   $        6.5   $ 4,100.6
                                      ======================================================

The following table presents the credit quality distribution by the National Association of Insurance Commissioners ("NAIC") rating of Everest Re's fixed maturities as of December 31, 1999:

NAIC                                                                  PERCENT OF
RATING(1)   STANDARD AND POOR'S EQUIVALENT DESCRIPTION       AMOUNT        TOTAL
--------------------------------------------------------------------------------
    1       AAA/AA/A                                     $  3,266.7         84.1%
    2       BBB                                               433.6         11.2
    3       BB                                                179.9          4.6
    4       B                                                   5.1          0.1
    5       CCC/CC/C                                            -            -
    6       CI/D                                                -            -
                                                         -----------------------
                      Total                              $  3,885.3        100.0%
                                                         =======================

--------------
(1) The Securities Valuation Office of the NAIC maintains a security valuation system that assigns a numerical rating to securities. The numerical ratings generally correspond to Standard & Poor's classifications, as indicated, although Standard & Poor's has not necessarily rated the securities indicated. Rating categories 1 and 2 are considered investment grade and categories 3 through 6 are considered non-investment grade.

The following table summarizes fixed maturities by contractual maturity as of December 31, 1999:

                                                              PERCENT OF
                                                    AMOUNT         TOTAL
                                              --------------------------
Maturity category:
    Less than one year                        $       98.1           2.5%
    Due after 1-5 years                              547.0          14.1
    Due after 5-10 years                           1,501.7          38.7
    Due after 10 years                             1,400.7          36.1
                                              --------------------------
        Subtotal (2)                               3,547.5          91.3
    Mortgage-backed securities (1)                   337.8           8.7
                                              --------------------------
        Total (2)                             $    3,885.3         100.0%
                                              ==========================

------------
(1) Mortgage-backed securities generally are more likely to be prepaid than other fixed maturities. Therefore, contractual maturities are excluded from this table since they may not be indicative of actual maturities.
(2)    Certain totals may not reconcile due to rounding.

RATINGS
Everest Re currently has a rating of "A+" ("Superior") from A.M. Best, an independent insurance industry rating organization which rates companies on factors of concern to policyholders. A.M. Best states that the "A+" ("Superior") rating is assigned to those companies which, in its opinion, have, on balance, achieved superior financial strength, operating performance and market profile when compared to the standards established by A.M. Best and have demonstrated a very strong ability to meet their ongoing obligations to policyholders. The "A+" ("Superior") rating is the second highest of fifteen ratings assigned by A.M. Best, which range from "A++" ("Superior") to "F" (In liquidation). Additionally, A.M. Best has eleven classifications within the "Not Assigned" category.

Everest Re currently has a claims-paying ability rating of "AA-" (Very Strong) from Standard & Poor's, an independent rating organization which rates an insurance company's financial capacity to meet the obligations of its insurance policies in accordance with their terms. Standard & Poor's states that the "AA-" rating is assigned to those companies which, in its opinion, offer excellent financial security and whose capacity to meet policyholder obligations is strong under a variety of economic and underwriting conditions. The "AA-" rating is the fourth highest of nineteen ratings assigned by Standard & Poor's, which range from "AAA" (Superior) to "R" (Regulatory Action). Ratings from AA to B may be modified by the use of a plus or minus sign to show relative standing of the insurer within those rating categories.

Everest Re currently has an insurance financial strength rating of "A1" (Good) from Moody's. Moody's states that insurance companies rated "A" offer good financial security. However, elements may be present which suggest a susceptibility to impairment sometime in the future. Moody's rating gradations are shown through the use of nine distinct symbols, each symbol representing a group of ratings in which the financial security is broadly the same. The "A1"
(Good) rating is the fifth highest of ratings assigned by Moody's, which range from "Aaa" (Exceptional) to "C" (Lowest). Moody's further distinguishes the ranking of an insurer within its generic rating classification from Aa to B with 1, 2 and 3 ("1" being the highest).

Everest National is currently rated "A+" ("Superior") by A.M. Best and "AA-" (Very Strong) by Standard & Poor's based on its affiliation with Everest Re.

The foregoing A.M. Best, Standard & Poor's and Moody's ratings are based upon factors of concern to policyholders and should not be considered an indication of the degree or lack of risk involved in an equity investment in an insurance company.

Holdings' senior notes due March 15, 2005 and March 15, 2010 have the following investment grade ratings: "A-" from Standard & Poor's, "A3" from Moody's, and "a" from A.M. Best. Debt ratings are a current assessment of the credit-worthiness of an obligor with respect to a specific obligation. A company with a debt rating of "A-" is considered by Standard & Poor's to have a strong capacity to pay interest and repay principal, although it is somewhat more susceptible to the adverse effects of changes in circumstances and economic conditions than debt in higher rated categories. The "A-" rating from Standard & Poor's is the seventh highest of 24 ratings assigned by Standard & Poor's, which range from "AAA" to "D". A company with a debt rating of "A3" is considered to be an upper-medium-grade obligation by Moody's. This rating represents adequate capacity with respect to repayment of principal and interest, but elements may be present which suggest a susceptibility to impairment sometime in the future. The "A3" rating is the seventh highest of 21 ratings assigned by Moody's which range from "AAA" to "C". A company with a debt rating of "a" is considered by A.M. Best to have a strong capacity and willingness to meet the terms of the obligation and possesses a low level of credit risk. The "a" rating is the sixth highest of 19 ratings assigned by A.M. Best, which range from "aaa" to "ccc".

All of the above-mentioned ratings are continually monitored and revised, if necessary, by each of the rating agencies.

COMPETITION
The worldwide property and casualty reinsurance and insurance businesses are highly competitive and have experienced severe price competition and expanding terms and conditions over the last several years. Competition with respect to the types of reinsurance and insurance business in which the Company is engaged is based on many factors, including the perceived overall financial strength of the reinsurer or insurer, A.M. Best's and/or Standard & Poor's rating of the reinsurer or insurer, underwriting expertise, the jurisdictions where the reinsurer or insurer is licensed or otherwise authorized, premiums charged, other terms and conditions of the reinsurance and insurance business offered, services offered, speed of claims payment and reputation and experience in lines written.

The Company competes in the United States and international reinsurance and insurance markets with numerous international and domestic reinsurance and insurance business companies. The Company's competitors include independent reinsurance companies, subsidiaries or affiliates of established worldwide insurance companies, reinsurance departments of certain primary insurance companies and domestic and international underwriting operations, including underwriting syndicates in Lloyd's of London. Some of these competitors have greater financial resources than the Company, have been operating for longer than the Company, and have established long-term and continuing business relationships throughout the industry, which can be a significant competitive advantage. In addition, the Company expects to face further competition in the future.

Since 1987, the worldwide reinsurance and insurance industries have experienced increased global competition. Competition has increased as a result of the consolidation of reinsurance companies, the formation of new reinsurance companies, including several well capitalized Bermuda-based companies which operate within a tax-advantaged jurisdiction, and generally greater capital levels maintained by reinsurance companies resulting from earnings growth, investment gains, mergers and other factors. Lloyd's of London also has made several operational changes that have increased the reinsurance capacity at Lloyd's and enhanced its competitive position. In addition, the potential for securitization of reinsurance and insurance risks through the capital markets provide an additional source of reinsurance and insurance capacity. During this same period, the demand for reinsurance by primary insurers has been adversely affected by several factors, including consolidation of primary insurers, increased primary insurer capital levels and continued access to capital markets and increases in primary insurer's net retention levels.

Management believes that the factors noted above which affect the demand for and supply of reinsurance and insurance have resulted in increasingly competitive market conditions and have influenced the continuing pressure on insurance and reinsurance rates and the expansion of contract terms in the current market place. The Company also believes that the reinsurance and insurance industries, including reinsurance brokers, will continue to undergo further consolidation and that reinsurers will need significant size, financial strength and service capabilities to compete effectively.

Employees
As of March 1, 2000, the Company employed 404 persons, including 25 persons in Southeastern Security, which was acquired in January, 2000. Management believes that its employee relations are good. None of the Company's employees are subject to collective bargaining agreements, and the Company is not aware of any current efforts to implement such agreements at Everest Re.

INFORMATION RELATING TO DOMESTIC AND FOREIGN OPERATIONS
Financial  information  relating to  geographic  areas of operation set forth in
Note 14 of Notes to Consolidated Financial Statements of the Company is incorporated herein by reference.

REGULATORY MATTERS
The Company and its insurer subsidiaries are subject to regulation under the insurance statutes of the various jurisdictions in which they conduct business, including essentially all states of the United States, Canada, Hong Kong, Singapore, the United Kingdom, and Bermuda. These regulations vary from jurisdiction to jurisdiction and are generally designed to protect ceding insurance companies and policyholders by regulating the Company's financial integrity and ability to meet its obligations relating to its business transactions and operations. Many of these regulations require reporting of information designed to allow insurance regulators to closely monitor the Company's performance.

INSURANCE HOLDING COMPANY REGULATION. Under applicable United States laws and regulations, no person, corporation or other entity may acquire a controlling interest in the Company, unless such person, corporation or entity has obtained the prior approval for such acquisition from the Insurance Commissioners of Delaware and the other states in which the Company's insurance subsidiaries are domiciled, currently Arizona and Georgia. Under these laws, "control" is presumed when any person acquires, directly or indirectly, 10% or more of the voting securities of an insurance company. To obtain the approval of any such change in control, the proposed acquirer must file an application with the relevant insurance commissioner disclosing, amongst other things, the acquirer's background and that of its directors and officers, the acquirer's financial condition, and its proposed changes in the management and operations of the insurance company. U.S. state regulators also require prior notice or regulatory approval of certain material inter-affiliate transactions within the holding company structure. See "Dividends".

The Insurance Companies Act of Canada also requires prior approval by the Minister of Finance of anyone acquiring a significant interest in an authorized Canadian insurance company. In addition, the Company is subject to regulation by the insurance regulators of other states and foreign jurisdictions in which it does business. Certain of these states and foreign jurisdictions impose regulations regulating the ability of any person to acquire control of an insurance company authorized to do business in that jurisdiction without appropriate regulatory approval similar to those described above.

DIVIDENDS. Under Bermuda law, the Company is prohibited from declaring or paying a dividend if such payment would reduce the realizable value of its assets to an amount less than the aggregate value of its liabilities and its issued share capital and share premium (additional paid-in capital) accounts. The Company's ability to pay dividends and its operating expenses is dependent upon dividends from its subsidiaries. The payment of such dividends by insurer subsidiaries is limited under Bermuda and the United States laws in which the Company's insurance and reinsurance subsidiaries are licensed to transact business. The limitations are generally based upon net income and compliance with applicable policyholders' surplus or minimum solvency margin and liquidity ratio requirements as determined in accordance with the relevant statutory accounting practices. As Holdings has outstanding debt obligations, it is dependent upon dividends and other permissible payments from Everest Re to enable Holdings to meet its debt and operating expense obligations and to pay dividends to the Company.

The payment of dividends to Holdings by Everest Re is subject to limitations imposed by Delaware law. Generally, Everest Re may only pay dividends out of its statutory earned surplus, which was $774.6 million at December 31, 1999, and only after it has given 10 days prior notice to the Delaware Insurance Commissioner. During this 10-day period, the Commissioner may, by order, limit or disallow the payment of ordinary dividends if the Commissioner finds the insurer to be presently or potentially in financial distress. Further, the maximum amount of dividends that may be paid without the prior approval of the Delaware Insurance Commissioner in any twelve month period is the greater of (i) 10% of an insurer's statutory surplus as of the end of the prior calendar year or (ii) the insurer's statutory net income, not including realized capital gains, for the prior calendar year. Under this definition, the maximum amount that will be available for the payment of dividends by Everest Re in 2000 without triggering the requirement for prior approval of regulatory authorities in connection with a dividend is $166.5 million.

Under Bermuda law, Bermuda Re is unable to declare or pay a dividend if it fails to meet its minimum solvency margin or minimum liquidity ratio, or if after payment of the dividend, it fails to meet its minimum solvency margin or minimum liquidity ratio. As a long-term insurer, Bermuda Re is also unable to declare or pay a dividend to anyone who is not a policyholder unless, after payment of the dividend, the value of the assets in its long-term business fund, as certified by its approved actuary, exceeds its liabilities for long-term business by at least the $250,000 minimum solvency margin. Prior approval of the Bermuda Minister of Finance is required if Bermuda Re's dividend payments would reduce its prior year-end total statutory capital by 15.0% or more.

INSURANCE REGULATION. U.S. domestic property and casualty insurers, including reinsurers, are subject to regulation by their state of domicile and by those states in which they are licensed. The regulation of reinsurers is typically related to the reinsurer's financial condition, investments, management and operation. The rates and policy terms of reinsurance agreements generally are not subject to direct regulation by any governmental authority.

The operations of Everest Re's foreign branch offices in Canada, Hong Kong, Singapore and the United Kingdom are subject to regulation by the insurance regulatory officials of those jurisdictions. Management believes that the Company is in material compliance with applicable laws and regulations pertaining to its business and operations.

Bermuda Re is not admitted to do business as an insurer in any jurisdiction in the U.S. Bermuda Re conducts its insurance business from its offices in Bermuda.

In Bermuda, Bermuda Re is regulated by the Insurance Act 1978 (as amended) and related regulations (the "Act"). The Act establishes solvency and liquidity standards, auditing and reporting requirements and subjects Bermuda Re to the supervision, investigation and intervention powers of the Minister of Finance. Under the Act, Bermuda Re, as a Class 4 insurer, is required to maintain $100 million in statutory capital and surplus, to have an independent auditor approved by the Minister of Finance conduct an annual audit and report on its statutory financial statements and filings, and to have an appointed loss reserve specialist (also approved by the Minister of Finance) review and report on its loss reserves annually.

Bermuda Re is also registered under the Act as a long-term insurer and is thereby authorized to write life and annuity business. As a long-term insurer, Bermuda Re is required to maintain a long-term business fund, to separately account for this business and to have an approved actuary prepare a certificate concerning its long-term business assets and liabilities to be filed annually.

Everest Canada, Everest Indemnity, Everest National and Southeastern Security are subject to regulation similar to the U.S. domestic regulation applicable to Everest Re. In addition, Everest National and Southeastern Security must comply with substantial regulatory requirements in each state where they conduct business. These additional requirements include, but are not limited to, rate and policy form requirements, requirements with regard to licensing, agent appointments, participation in residual markets and claims handling procedures. These regulations are primarily designed for the protection of policyholders.

LICENSES. Everest Re is a licensed property and casualty insurer and/or reinsurer in all states (except Nevada and Wyoming), the District of Columbia and Puerto Rico. In New Hampshire and Puerto Rico, Everest Re is licensed for reinsurance only. Such licensing enables U.S. domestic ceding company clients to take credit for reinsurance ceded to Everest Re.

Everest Re is licensed as a property and casualty reinsurer in Canada. It is also authorized to conduct reinsurance business in the United Kingdom, Hong Kong and Singapore. Everest Re can also write reinsurance in other foreign countries. Because some jurisdictions require a reinsurer to register in order to be an acceptable market for local insurers, Everest Re is registered as a foreign insurer and/or reinsurer in the following countries: Argentina, Bolivia, Chile, Colombia, Ecuador, El Salvador, Guatemala, Mexico, Peru, Venezuela and the Philippines. Everest National is licensed in 42 states and the District of Columbia. Everest Indemnity is licensed in Delaware and is eligible to write insurance on a surplus lines basis in 39 states, the District of Columbia and Puerto Rico. Southeastern Security is licensed in Georgia. Everest Canada is federally licensed under the Insurance Companies Act of Canada and licensed in all Canadian provinces and territories. Bermuda Re is registered as a Class 4 insurer and a long-term insurer in Bermuda.

PERIODIC EXAMINATIONS. Everest Re, Everest National, Everest Indemnity and Southeastern Security are subject to periodic examination (usually every 3 years) of their affairs by the insurance departments of the states in which they are licensed, authorized or accredited. Everest Re's, Everest National's and Everest Indemnity's last examination reports were as of December 31, 1997. None of these reports contained any material recommendations. Southeastern Security's last examination report was as of December 31, 1997. The Company intends to comply with the recommendations noted therein.

NAIC RISK-BASED CAPITAL REQUIREMENTS. The U.S. National Association of Insurance Commissioners ("NAIC") has instituted a formula to measure the amount of capital appropriate for a property and casualty insurance company to support its overall business operations in light of its size and risk profile. The major categories of a company's risk profile are its asset risk, credit risk, and underwriting risk. The standards are an effort by the NAIC to prevent insolvencies, to ward off other financial difficulties of insurance companies, and to establish uniform regulatory standards among state insurance departments.

Under the approved formula, a company's statutory surplus is compared to its risk based capital ("RBC"). If this ratio is above a minimum threshold, no action is necessary. Below this threshold are four distinct action levels at which a regulator can intervene with increasing degrees of authority over a domestic insurer as the ratio of surplus to RBC decreases. The mildest intervention requires the company to submit a plan of appropriate corrective actions. The most severe action requires the company to be rehabilitated or liquidated.

Based upon Everest Re's, Everest National's, Everest Indemnity's and Southeastern Security's financial positions at December 31, 1999, Everest Re, Everest National, Everest Indemnity and Southeastern Security exceed the minimum thresholds. Various proposals to change the RBC formula arise from time to time. The Company is unable to predict whether any such proposal will be adopted, the form in which any such proposals would be adopted or the effect, if any, the adoption of any such proposal or change in the RBC calculations would have on the Company.

CODIFICATION OF STATUTORY ACCOUNTING PRINCIPLES. The NAIC has drafted a codification of statutory accounting principles, which a number of states have adopted with an effective date of January 1, 2001. The Company has reviewed the codification principles, is taking steps to implement such principles as necessary, and does not believe that an adoption of such statutory accounting principles by the various states will have a material impact upon the Company.

U.S. FINANCIAL SERVICES MODERNIZATION REFORM. In 1999, U.S. federal legislation was passed permitting the establishment of financial holding companies authorized to conduct banking, insurance and securities businesses. The same act introduced new restrictions on affiliate transactions, privacy standards and other measures to avoid adverse consequences associated with permitting the affiliations of banks, insurance companies and securities firms. While this legislation has prompted extensive discussions among state insurance regulators regarding the need for some changes in state regulation and prompted commentators to opine that this legislation will lead to consolidation and efficiencies in the financial services arena, the Company is unable to predict the impact of this new legislation on property and casualty insurers and reinsurers, generally, and on the Company, in particular.

LEGISLATIVE AND REGULATORY PROPOSALS. Various regulatory and legislative changes have from time to time been proposed that could affect reinsurers and insurers. Among the proposals that have in the past been or are at present being considered are the possible introduction of federal regulation in addition to, or in lieu of, the current system of state regulation of insurers, Superfund re-authorization, product liability and tort reform, state and federal involvement in insuring catastrophes, limitations on the ability of primary insurance carriers to effect premium rate increases or to cancel or not renew existing policies, modifications to investment limitations, creation of interstate compacts for multi-state insurer receivership proceedings or multi-state insurance regulation and the elimination of tax benefits in connection with certain reinsurance operations. The Company is unable to predict whether any of these proposals will be adopted, the form in which any such proposals would be adopted, or the impact, if any, such adoption would have on the Company.

ITEM 2.  PROPERTIES

Everest Re's corporate offices are located in Liberty Corner, New Jersey, and occupy approximately 112,000 square feet of office space under a sublease with The Prudential that expires on November 29, 2003. In January, 1999, Everest Re entered into an agreement to sub-sublease, for the remaining term of Everest Re's sub-lease, approximately 27,000 square feet of space in Everest Re's corporate headquarters. The Company's other twelve office locations occupy a total of approximately 69,000 square feet, all of which are leased. Management believes that the above described office space is adequate for its current and anticipated needs.

ITEM 3.  LEGAL PROCEEDINGS

The Company is involved from time to time in ordinary routine litigation and arbitration proceedings incidental to its business. The Company does not believe that there are any other material pending legal proceedings to which it or any of its subsidiaries or their properties are subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


PART II

ITEM 5.  (A)  MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND RELATED STOCKHOLDER
              MATTERS

MARKET INFORMATION
From October 3, 1995 through February 23, 2000, the common stock of Holdings was traded on the New York Stock Exchange under the symbol "RE". As a result of the restructuring, the common shares of Group commenced trading on the New York Stock Exchange on February 24, 2000 under the same symbol, "RE". Quarterly high and low market prices of Holdings' common stock in 1999 and 1998 were as follows:

                                                    High              Low
                                                 ------------------------
First Quarter 1998:                              41.6250          35.2500
Second Quarter 1998:                             45.2500          36.1250
Third Quarter 1998:                              43.5000          34.1875
Fourth Quarter 1998:                             38.9375          28.7500

First Quarter 1999:                              38.9375          30.1250
Second Quarter 1999:                             34.8125          28.8750
Third Quarter 1999:                              35.6875          21.9375
Fourth Quarter 1999:                             27.2500          20.5000

NUMBER OF HOLDERS OF COMMON SHARES
The number of record holders of common shares as of March 3, 2000 was 103. That number excludes the beneficial owners of shares held in "street" names or held through participants in depositories, such as The Depository Trust Company.

DIVIDEND HISTORY AND RESTRICTIONS
In 1995, the Board of Directors of Holdings established a policy of declaring regular quarterly cash dividends. The first such dividend was $0.03 per share, declared and paid in the fourth quarter of 1995. The Company declared and paid its regular quarterly cash dividend of $0.03 per share for each quarter of 1996, $0.04 per share for each quarter of 1997, $0.05 per share for each quarter of 1998 and $0.06 per share for each quarter of 1999. The Board of Directors of Group declared a dividend of $0.06 per share, payable on or before March 30, 2000 to shareholders of record on March 8, 2000.

The declaration and payment of future dividends, if any, by the Company will be at the discretion of the Board of Directors and will depend upon many factors, including the Company's earnings, financial condition, business needs and growth objectives, capital and surplus requirements of operating subsidiaries, regulatory restrictions, rating agency considerations and other factors. As an insurance holding company, the Company depends on dividends and other permitted payments from its subsidiaries to pay cash dividends to its stockholders. The payment of dividends to Group by Holdings and to Holdings by Everest Re will be subject to Delaware regulatory restrictions and the payment of dividends to Group by Everest Bermuda will be subject to Bermuda insurance regulatory restrictions. See "Regulatory Matters -- Dividends" and Note 10A of Notes to Consolidated Financial Statements.

RECENT  SALES OF  UNREGISTERED  SECURITIES
Information  required by Item 701 of Regulation S-K:

         (a) On October 1, 1999, 1,716 common shares of Holdings and on January 1, 2000, 1,780 common shares of Holdings (previously held as treasury shares) were distributed.

         (b) The securities were distributed to the Company's four non-employee Directors.

         (c) The securities were issued as compensation to the non-employee Directors for services rendered to Holdings during the third and fourth quarters of 1999.

         (d) Exemption from registration was claimed pursuant to Section 4(2) of the Securities Act of 1933. There was no public offering and the participants in the transactions were Holdings and its non-employee Directors.

         (e)  Not applicable.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated GAAP financial data of the Company as of and for the years ended December 31, 1999, 1998, 1997, 1996 and 1995 were derived from the consolidated financial statements of the Company, which were audited by PricewaterhouseCoopers LLP (1999, 1998, 1997 and 1996) and by other independent auditors (1995). The statutory data have been derived from statutory financial statements of Everest Re filed with the Delaware Insurance Department. Such statutory financial statements are prepared in accordance with Statutory Accounting Principals ("SAP"), which differ from GAAP. The statutory financial statements are unconsolidated and reflect the net assets of Everest Re's subsidiaries, Everest Ltd., Everest National, Everest Canada and Everest Indemnity on the equity method. The following financial data should be read in conjunction with the Consolidated Financial Statements and accompanying notes. The supplemental information for 1995 excludes the effects of an IPO-related premium charge of $140.0 million ($91.0 million after taxes) for the Stop Loss Agreement and an IPO-related compensation expense charge of $13.3 million ($8.7 million after taxes) principally for stock awards to the Company's Chief Executive Officer. Such supplemental information is presented to facilitate an understanding of the impact on the Company's results of operations of these non-recurring charges, but should not, however, be considered as an alternative to the respective amounts determined in accordance with GAAP as an indicator of the Company's operating performance.

                                                   YEARS ENDED DECEMBER 31,
                                  ---------------------------------------------------------
(DOLLARS IN MILLIONS, EXCEPT
 PER SHARE AMOUNTS)                    1999        1998        1997        1996        1995
                                  ---------------------------------------------------------
OPERATING DATA:
 Gross premiums written           $ 1,141.8   $ 1,045.9   $ 1,075.0   $ 1,044.0   $   949.5
 Net premiums written               1,095.6     1,016.6     1,031.1     1,030.5       783.2
 Net premiums earned                1,071.5     1,068.0     1,049.8       973.6       753.3
 Net investment income                253.0       244.9       228.5       191.9       166.0
 Net realized capital
  gains (losses)(1)                   (16.8)       (0.8)       15.9         5.7        33.8
 Total revenue                      1,306.7     1,315.2     1,299.2     1,169.3       948.9
 Losses and LAE incurred
  (including catastrophes)            771.6       778.4       765.4       716.0       674.7
 Total catastrophe losses(2)           45.9        30.6         8.6         7.1        31.4
 Commission, brokerage,
  taxes and fees                      286.0       274.6       274.8       254.6       227.4
 Other underwriting expenses           48.3        49.6        51.7        54.9        60.0
 Interest expense                       1.5         -           -           -           -
 Compensation related to
  public offering                       -           -           -           -          13.3
 Non-recurring restructure
  expenses                              2.8         -           -           -           -
 Total expenses(3)                  1,110.1     1,102.5     1,091.9     1,025.5       975.4
 Income (loss) before
  taxes(3)                            196.6       212.7       207.3       143.8       (26.6)
 Income tax (benefit)                  38.5        47.5        52.3        31.8       (27.3)
 Net income (3)                   $   158.1   $   165.2   $   155.0   $   112.0   $     0.7
                                  =========================================================
 Net income per basic
  share (4)                       $    3.26   $    3.28   $    3.07   $    2.22   $    0.01
                                  =========================================================
 Net income per diluted
  share (5)                       $    3.25   $    3.26   $    3.05   $    2.21   $    0.01
                                  =========================================================
 Dividends paid per share         $    0.24   $    0.20   $    0.16   $    0.12   $    0.14
                                  =========================================================
CERTAIN GAAP FINANCIAL
 RATIOS:
 Loss and LAE ratio(6)                 72.0%       72.9%       72.9%       73.5%       89.6%
 Underwriting expense
  ratio                                31.5        30.3        31.1        31.8        39.9
                                  ---------------------------------------------------------
 Combined ratio                       103.5%      103.2%      104.0%      105.3%      129.5%
                                  =========================================================
CERTAIN SAP DATA(7):
 Ratio of net premiums
  written to surplus(8)                 1.0x        1.0x        1.4x        1.2x        1.0x
 Statutory surplus                $ 1,147.6   $ 1,059.4   $   908.8   $   772.7   $   686.9
 Loss and LAE ratio(9)                 71.8%       72.2%       75.7%       71.2%       92.2%
 Underwriting expense
  ratio(10)                            31.5        31.1        25.6        31.7        38.9
                                  ---------------------------------------------------------
 Combined ratio                       103.3%      103.2%      101.3%      102.9%      131.1%
                                  =========================================================
BALANCE SHEET DATA
 (AT END OF PERIOD):
 Total investments and
  cash                            $ 4,139.2   $ 4,325.8   $ 4,163.3   $ 3,624.6   $ 3,238.3
 Total assets                       5,704.3     5,996.7     5,538.0     5,047.8     4,647.8
 Loss and LAE reserves              3,647.0     3,800.0     3,437.8     3,246.9     2,969.3
 Total liabilities                  4,376.8     4,517.5     4,230.5     3,961.7     3,664.2
 Stockholder's equity(11)           1,327.5     1,479.2     1,307.5     1,086.0       983.6
 Book value per share(12)             28.57       29.59       25.90       21.51       19.36

SUPPLEMENTAL INFORMATION,
 EXCLUDING IPO-RELATED
 CHARGES:
 Net premiums written                                                             $   923.2
 Net premiums earned                                                                  893.3
 Income before taxes                                                                  126.8
 Net income                                                                       $   100.4
                                                                                  =========
 Net income per basic
  and diluted share                                                               $    2.00
                                                                                  =========
Supplemental GAAP
 financial ratios:
 Loss and LAE ratio                                                                    75.5%
 Underwriting expense
  ratio                                                                                32.2
                                                                                  ---------
 Combined ratio                                                                       107.7%
                                                                                  =========
Supplemental SAP data:
 Ratio of net premiums
  written to surplus                                                                    1.2x
 Loss and LAE ratio                                                                    75.5%
 Underwriting expense
  ratio                                                                                32.0
                                                                                  ---------
 Combined ratio                                                                       107.5%
                                                                                  =========

------------
  (1) After-tax operating income (loss), before after-tax net realized capital gains or losses, was $169.0 million (or $3.48 per basic share and $3.47 per diluted share), $165.7 million (or $3.29 per basic and $3.27 per diluted share), $144.6 million (or $2.86 per basic and $2.85 per diluted share), $108.3 million (or $2.14 per basic and diluted share) and
       ($21.2) million (or ($0.42) per basic and diluted share) for the years ended December 31, 1999, 1998, 1997, 1996 and 1995, respectively. Supplemental after-tax operating income before net realized gains and excluding IPO-related charges was $78.4 million (or $1.56 per basic and diluted share) for the year ended December 31, 1995.
  (2) Catastrophe losses are net of reinsurance. A catastrophe is defined, for purposes of the Selected Consolidated Financial Data, as an event that causes a pre-tax loss before reinsurance of at least $5.0 million and has an event date of January 1, 1988 or later.
  (3)  Some amounts may not reconcile due to rounding.
  (4) Based on weighted average basic shares outstanding of 48.5 million, 50.4 million, 50.5 million, 50.6 million and 50.2 million for 1999, 1998, 1997, 1996 and 1995, respectively.
  (5)  Based on  weighted  average  diluted shares  outstanding of 48.7 million,
       50.7 million, 50.8 million, 50.7 million and 50.2 million for 1999, 1998, 1997, 1996 and 1995, respectively.
  (6)  GAAP losses and LAE incurred as a percentage of GAAP net premiums earned.
  (7) Statutory results are on a Everest Re legal entity basis; consequently, investments in subsidiary operations are accounted for on an equity basis. Effective January 1, 1997, the reinsurance operations of Everest Re Ltd. were transferred to Everest Re on a portfolio basis. Excluding the impact of the portfolio transaction, the 1997 ratio of net written premiums to surplus, the 1997 loss and LAE ratio, the 1997 underwriting expense ratio and the 1997 combined ratio were 1.1 x, 70.5%, 32.2% and 102.7%, respectively.
  (8)  Statutory net premiums written as a percentage of period-end surplus.
  (9) Statutory losses and LAE incurred as a percentage of SAP net premiums earned.
 (10)  Statutory  underwriting  expenses  as  a  percentage  of SAP net premiums written.
 (11) Excluding net unrealized appreciation (depreciation) of investments, stockholder's equity was $1,337.2 million, $1,281.6 million, $1,147.1 million, $1,008.3 million and $899.9 million as of December 31, 1999, 1998, 1997, 1996 and 1995, respectively.
 (12) Based on 46.5 million shares outstanding for December 31, 1999, 50.0 million shares outstanding for December 31, 1998, 50.5 million shares outstanding for December 31, 1997 and 1996 and 50.8 million shares outstanding for December 31, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the Company's results of operations and financial condition. This discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto presented under
ITEM 8.

RESTRUCTURING

Group, a Bermuda company, was established in 1999 as a wholly-owned subsidiary of Holdings. On February 24, 2000, a corporate restructuring was completed and Group became the new parent holding company of Holdings. Holders of Holdings' common stock automatically became holders of the same number of Group common shares. Prior to the restructuring, Group had no significant assets or capitalization and had not engaged in any business or prior activities other than in connection with the restructuring. See ITEM 1 - "The Business - Company" for a further discussion.

RESULTS OF OPERATIONS

Industry Conditions. Since 1987, a number of factors, including the emergence of significant reinsurance capacity from the Bermuda and rejuvenated Lloyds' markets, higher retentions by primary insurance companies and consolidation and increased capital levels in the insurance industry, have caused increasingly competitive global market conditions across most lines of business and have influenced the softening of prices and contract terms in the current market place. The Company cannot predict with any reasonable certainty, if, when or to what extent market conditions as a whole will change. See ITEM 1 - "Business-Competition" for a further discussion.

SEGMENT INFORMATION

The Company, through its subsidiaries, operates in five operating segments: U.S. Broker Treaty, U.S. Direct Treaty Reinsurance and Insurance, U.S. Facultative, Marine, Aviation and Surety and International. These segments are generally referred to as operations in this document. The U.S. Broker Treaty operation writes property, accident and health and casualty reinsurance through reinsurance brokers within the United States. The U.S. Direct Treaty Reinsurance and Insurance operation writes property, accident and health and casualty reinsurance directly with ceding companies and primary property and casualty insurance, through agency relationships and program administrators within the United States. The U.S. Facultative operation writes property, casualty and specialty business through brokers and directly with ceding companies within the United States. The Marine, Aviation and Surety operation writes marine, aviation and surety business within the United States and worldwide. The International operation writes reinsurance through the Company's branches in Belgium, London, Canada, Hong Kong and Singapore, in addition to foreign "home-office" business. The U.S. Facultative, Marine, Aviation and Surety and International operations write business through brokers and directly with ceding companies.

These segments are managed in a carefully coordinated fashion with strong elements of central control, including with respect to capital, investments and support operations. As a result, management monitors and evaluates the financial performance of these operating segments based upon their underwriting gain or loss ("underwriting results").

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998
PREMIUMS. Gross premiums written increased 9.2% to $1,141.8 million in 1999 from $1,045.9 million in 1998 as the Company took advantage of selected growth opportunities, while continuing to maintain a disciplined underwriting approach. Premium growth areas included a 24.0% ($86.4 million) increase in the U.S. Broker Treaty premiums, largely attributable to growth in accident and health, non-standard auto and workers' compensation lines where the Company's relatively recent entry to these lines allowed it to selectively grow from a relatively small base, a 12.9% ($21.8 million) increase in the U.S. Direct Treaty Reinsurance and Insurance premiums mainly attributable to two large accident and health reinsurance treaties, the impact of which offset declines elsewhere in this operation and a 5.3% ($6.3 million) increase in the Marine, Aviation and Surety operation. These increases were offset by an 8.8% ($6.3 million) decrease in the U.S. Facultative premiums and a 3.8% ($12.3 million) decrease in the International premiums reflecting highly competitive current market conditions. The Company continued to decline business that did not meet its objectives regarding underwriting profitability.

Ceded premiums increased to $46.3 million in 1999 from $29.3 million in 1998. Ceded premiums in 1998 reflected a $32.3 million return premium relating to a restructuring of the Company's catastrophe retrocessional protection. Absent the impact of this return premium, the Company would have had lower ceded premiums in 1999 as a result of the impact of the changes in the Company's catastrophe retrocessional protections, partially offset by increased utilization of contract specific retrocessions, including common account protections.

Net premiums written increased by 7.8% to $1,095.6 million in 1999 from $1,016.6 million in 1998, reflecting the growth in gross premiums written partially offset by the increase in ceded premiums.

PREMIUM REVENUES. Net premiums earned increased by 0.3% to $1,071.5 million in 1999 from $1,068.0 million in 1998 consistent with the growth in premiums written. Contributing to this increase was an 11.3% ($12.5 million) increase in the Marine, Aviation and Surety operation, a 9.7% ($35.9 million) increase in the U.S. Broker Treaty operation and a 5.4% ($9.4 million) increase in the U.S. Direct Treaty Reinsurance and Insurance operation. These increases were partially offset by a 14.6% ($49.8 million) decrease in the International operation and a 6.2% ($4.5 million) decrease in the U.S. Facultative operation. All of these changes reflect period to period changes in net written premiums together with normal variability in earnings patterns.

EXPENSES. Incurred losses and loss adjustment expenses ("LAE") decreased by 0.9% to $771.6 million in 1999 from $778.4 million in 1998. Incurred losses and LAE include catastrophe losses, which include the impact of both current period events and favorable and unfavorable development on prior period events and are net of reinsurance. Net catastrophe losses for 1999 were $45.9 million mainly arising from European storms ($19.5 million) and from the Rouge Steel Plant Fire ($13.0 million), together with lesser losses related to Hurricane Floyd, the Turkish Earthquakes and the Oklahoma Tornadoes compared to net catastrophe losses of $30.6 million for 1998. Net incurred losses and LAE for 1999 reflected ceded losses and LAE of $7.4 million, including $7.2 million ceded under the Stop Loss Agreement for 1999 offset by a $60.8 million reduction of the Company's previous cessions to the Stop Loss Agreement as a result of the Gibraltar dispute resolution, compared to ceded losses and LAE of $357.4 million in 1998, including $153.9 million ceded under the Stop Loss Agreement.

Contributing to the decrease in incurred losses and LAE in 1999 from 1998 were an 15.7% ($42.5 million) decrease in the International operation which experienced unusual catastrophe losses in 1998 relating to hurricanes Georges and Mitch and Canadian ice storms, a 3.2% ($4.2 million) decrease in the U.S. Direct Treaty Reinsurance and Insurance operation, a 1.5% ($0.7 million) decrease in the U.S. Facultative operation and a 0.1% ($0.4 million) decrease in the Marine, Aviation and Surety operation. These decreases were partially offset by a 16.3% ($40.9 million) increase in the U.S. Broker Treaty operation that was affected by the Rouge Steel Plant Fire and Oklahoma tornados in 1999. Incurred losses and LAE for each operation were also impacted by variability relating to changes in the level of premium volume and mix of business by class and type.

The Company's loss and LAE ratio ("loss ratio") decreased by 0.9 percentage points to 72.0% for 1999 from 72.9% in 1998. This decrease was attributable to changes in the Company's mix of business, including the absence in 1999 of the impact of certain reinsurance treaties with higher expected losses and lower ceding commissions which were reflected in 1998, partially offset by the increase in catastrophe losses in 1999. The Marine, Aviation and Surety operation's loss ratio decreased by 7.9 percentage points to 67.1% for 1999 from 75.0% in 1998 mainly due to changes in the marine business. The U.S. Direct Treaty Reinsurance and Insurance operation's loss ratio decreased by 6.1 percentage points to 68.5% for 1999 from 74.6% in 1998. This decrease was mainly due to the absence in 1999 of the impact of certain reinsurance treaties with higher expected losses and lower ceding commission which were reflected in 1998. The International operation's loss ratio decreased by 1.0 percentage points to 78.3% for 1999 from 79.3% in 1998 mainly due to lower net catastrophe losses in 1999. The U.S. Broker Treaty operation's loss ratio increased by 4.1 percentage points to 71.9% for 1999 from 67.8% in 1998 generally due to higher net catastrophe losses in 1999, in addition to changes in the operation's mix of business. The U.S. Facultative operation's loss ratio increased by 3.1 percentage points to 64.2% for 1999 from 61.1% in 1998. The loss ratios for all operations are impacted by mix of business by class and type.

Underwriting expenses increased by 4.0% to $337.0 million in 1999 from $324.1 million in 1998. Commission, brokerage, taxes and fees increased by $11.4 million attributable to increases in written premium and changes in the Company's business mix. Other underwriting expenses increased by $1.5 million, primarily attributable to $2.8 million of non-recurring reorganization expenses in 1999, principally relating to the Company's restructuring to a Bermuda parent holding company. Contributing to these underwriting expense increases were a 15.0% ($5.6 million) increase in the Marine, Aviation and Surety operation, an 8.5% ($4.7 million) increase in the U.S. Direct Treaty Reinsurance and Insurance operation and 6.3% ($6.6 million) increase in the U.S. Broker Treaty operation. These underwriting expense increases were partially offset by a 5.8% ($5.9 million) decrease in the International operation and a 2.8% ($0.6 million) decrease in the U.S. Facultative operation. The changes for each operation's expenses were principally the result of changes in commission expenses relating to changes in premium volume and business mix by class and type. The Company's expense ratio increased by 1.2 percentage points to 31.5% in 1999 from 30.3% in 1998.

The Company's combined ratio increased by 0.3 percentage points to 103.5% in 1999 from 103.2% in 1998. The U.S. Facultative operation's combined ratio increased by 4.2 percentage points to 95.2% for 1999 from 91.1% in 1998. The U.S. Broker Treaty operation's combined ratio increased by 3.2 percentage points to 99.4% for 1999 from 96.2% in 1998. The International operation's combined ratio increased by 2.1 percentage points to 111.5% for 1999 from 109.4% in 1998. The Marine, Aviation and Surety operation's combined ratio decreased by 6.8 percentage points to 101.8% for 1999 from 108.6% in 1998. The U.S. Direct Treaty Reinsurance and Insurance operation's combined ratio decreased by 5.2 percentage points to 101.3% for 1999 from 106.5% in 1998. These changes reflect the expense and loss ratio variability noted above.

Other loss for 1999 was $1.0 million compared to other income of $3.0 million in
1998.   Other  loss  and  income  for  the  respective  years  were  principally attributable to the impact of fluctuations in foreign currency exchange rates.

INVESTMENTS. Net investment income increased 3.3% to $253.0 million in 1999 from $244.9 million in 1998, principally reflecting the effect of investing the $203.4 million of cash flow from operating activities in 1999. The Company's pre-tax yield on average cash and invested assets increased to 6.2% in 1999 from 6.0% in 1998 principally reflecting a higher interest rate environment.

Net realized capital losses were $16.8 million in 1999 reflecting realized capital losses on the Company's investments of $33.9 million which were offset by $17.1 million of realized capital gains, compared to net realized losses of $0.8 million in 1998. The net realized capital losses in 1998 reflected realized capital losses of $13.5 million which were offset by $12.7 million of realized capital gains. The realized capital losses in 1999 arose mainly from activity in the Company's taxable and tax-exempt domestic fixed maturities portfolios, whereas the realized capital losses in 1998 were attributable to activity in the Company's tax-exempt fixed maturities portfolio. The realized capital gains in 1999 mainly arose from activity in the Company's domestic equity portfolio, whereas the realized capital gains in 1998 were attributable to a combination of the activity in the Company's taxable domestic fixed maturities portfolio and domestic equity portfolio. The net realized losses in 1999 generally reflect a specific program, which has been completed, to realize capital losses aimed at recovering taxes on realized capital gains paid in prior years, with corresponding reinvestment of proceeds at current reinvestment rates, and enhancing the Company's long-term after-tax portfolio yield.

INCOME TAXES. The Company had income tax expense of $38.5 million in 1999 compared to $47.5 million in 1998, with the decrease resulting from the increase in realized capital losses.

NET INCOME. Net income was $158.1 million in 1999 compared to $165.2 million in 1998. This decline mainly reflects increases in net capital losses.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997
PREMIUMS. Gross premiums written decreased 2.7% to $1,045.9 million in 1998 from $1,075.0 million in 1997 as the Company maintained a disciplined underwriting approach in the face of increasingly competitive market conditions. Premium growth areas included a 10.8% ($35.2 million) increase in the U.S. Broker Treaty premiums, largely attributable to growth in non-standard auto, accident and health and workers compensation lines where the Company's relatively recent entry to these lines provided growth opportunities and a 6.8% ($10.8 million) increase in the U.S. Direct Treaty Reinsurance and Insurance premiums mainly due to portfolio reinsurance transactions. These increases were offset by a

25.5% ($41.2 million) decrease in the Marine, Aviation, and Surety premiums, a 13.2% ($10.9 million) decrease in the U.S. Facultative premiums and a 6.6% ($23.0 million) decrease in the International premiums reflecting highly competitive current market conditions. The Company continued to decline business that did not meet the Company's objectives regarding underwriting profitability.

Ceded premiums decreased by 33.2% to $29.3 million in 1998 from $43.8 million in 1997, principally as a result of a $32.3 million return premium in 1998 relating to a restructuring of the Company's catastrophe retrocessional protection. The impact of this transaction was partially offset by increases in ceded premiums in 1998 over 1997 attributable to increased utilization of contract specific retrocessions, including common account protections, and reinstatement premiums on corporate catastrophe reinsurance protections.

Net premiums written decreased by 1.4% to $1,016.6 million in 1998 from $1,031.1 million in 1997, reflecting the decreases in the International, Marine, Aviation and Surety and U.S. Facultative gross written premiums, partially offset by growth in the U.S. Broker Treaty and U.S. Direct Treaty Reinsurance and Insurance premiums and the decrease in ceded premiums.

PREMIUM REVENUES. Net premiums earned increased by 1.7% to $1,068.0 million in 1998 from $1,049.8 million in 1997, with the increase attributable to normal earnings patterns coupled with the decrease in premiums written. Contributing to this increase was a 21.4% ($65.4 million) increase in the U.S. Broker Treaty operation and an 11.4% ($17.7 million) increase in the U.S. Direct Treaty Reinsurance and Insurance operation. These increases were partially offset by a 30.4% ($48.4 million) decrease in the Marine, Aviation and Surety operation, an 8.4% ($6.7 million) decrease in the U.S. Facultative operation and a 2.8% ($9.9 million) decrease in the International operation. All of these changes reflect period to period changes in net written premiums together with normal variability in earnings patterns.

EXPENSES. Incurred losses and LAE increased by 1.7% to $778.4 million in 1998 from $765.4 million in 1997. The Company's loss and LAE ratio remained at 72.9% for 1998, as was the case in 1997. Net catastrophe losses for 1998 were $30.6 million mainly arising from Hurricanes Georges and Mitch, Canadian Ice Storm losses and a major fire impacting a facultative coverage partially offset by favorable development on prior period catastrophes compared to net catastrophe losses of $8.6 million for 1997. Catastrophe losses include the impact of both current period events and favorable and unfavorable development on prior period events and are net of reinsurance. The underlying loss ratio increase was attributable to changes to the Company's business mix consistent with its underwriting strategy. Net incurred losses and LAE for 1998 reflected ceded losses and LAE of $357.4 million, including $153.9 million ceded under the Stop Loss Agreement. The ceded losses and LAE for 1998 principally reflect a $214.9 million increase in gross reserves with respect to asbestos exposures which the Company judged to be necessary based on continuing reported and paid loss emergence, particularly with respect to secondary defendants, internal and third party statistical analysis, and its assessment of potential ultimate liabilities, $25.7 million of non-asbestos related losses ceded under the Stop Loss Agreement and $23.1 million ceded under various catastrophe retrocessions. The 1998 ceded losses and LAE compares to ceded losses and LAE of $109.6 million in 1997, including $45.0 million ceded under the Stop Loss Agreement.

Contributing to the increase in incurred losses and LAE in 1998 from 1997 were a 13.3% ($29.5 million) increase in the U.S. Broker Treaty operation, a 9.6% ($23.6 million) increase in the International operation and a 6.0% ($7.3 million) increase in the U.S. Direct Treaty Reinsurance and Insurance operation. These increases were partially offset by a 31.3% ($20.3 million) decrease in the U.S. Facultative operation and a 24.6% ($27.1 million) decrease in the Marine, Aviation and Surety operation. Incurred losses and LAE for each operation were also impacted by variability relating to changes in the level of premium volume and mix of business by class and type.

Underwriting expenses decreased by 0.7% to $324.1 million in 1998 from $326.5 million in 1997. Commission, brokerage, taxes and fees decreased by $0.2 million attributable to decreases in written premium and changes in the Company's business mix. Other underwriting expenses decreased by $2.1 million, as the Company's cost reduction initiatives continued to provide benefits over the course of 1998 and 1997. The benefits more than offset the impact of salary and other expense increases that were generally in line with inflation. Contributing to these underwriting expense decreases were a 28.5% ($14.8 million) decrease in the Marine, Aviation and Surety operation and a 10.1% ($2.4 million) decrease in the U.S. Facultative operation. These underwriting expense decreases were partially offset by a 12.8% ($11.9 million) increase in the U.S. Broker Treaty operation, a 6.3% ($3.3 million) increase in the U.S. Direct Treaty Reinsurance and Insurance operation and a 0.1% ($1.0 million) increase in the International operation. The Company's expense ratio decreased by 0.8 percentage points to 30.3% in 1998 from 31.1% in 1997 as a result of the increase in premiums earned and the decrease in underwriting expenses.

The Company's combined ratio decreased by 0.8 percentage points to 103.2% in 1998 from 104.0% in 1997 reflecting the lower expense ratio, increased earned premium and loss ratio factors described above.

INVESTMENTS. Pre-tax investment income increased 7.2% to $244.9 million in 1998 from $228.5 million in 1997, principally reflecting the effect of investing the $183.3 million of cash flow from operating activities in 1998. The Company's pre-tax yield on average cash and invested assets decreased to 5.8% in 1998 from 5.9% in 1997 reflecting an increase in tax preferenced investments and a lower interest rate environment.

Net realized capital losses were $0.8 million in 1998 reflecting normal portfolio management activity compared to a net realized capital gain of $15.9 million in 1997, mainly arising from a $14.0 million gain on the sale of the Company's remaining investment in the common stock of Corporacion MAPFRE, a publicly traded Spanish insurer.

INCOME TAXES. The Company had income tax expense of $47.5 million in 1998 compared to $52.3 million in 1997, with the decrease resulting from the relationship of tax-exempt income to pre-tax income as the Company increased the tax preferenced element of investment income at a rate greater than the increase in pre-tax income as a result of growth in the Company's tax preferenced investment holdings.

NET INCOME. Net income was $165.2 million in 1998 compared to $155.0 million in 1997. This improvement mainly reflects higher earned premium, higher investment income, and lower income taxes partially offset by a decrease in net capital gains and an increase in net incurred losses.

FINANCIAL CONDITION
CASH AND INVESTED ASSETS. Aggregate invested assets, including cash and short-term investments, were $4,139.2 million at December 31, 1999, $4,325.8 million at December 31, 1998 and $4,163.3 million at December 31, 1997. The decrease in cash and invested assets from 1998 to 1999 resulted primarily from net realized and unrealized losses on investments of $318.9 million and $96.4 million in share repurchases, partially offset by $203.4 million in cash flows from operations generated during the period and $59.0 million in credit facility borrowings. The increase in cash and invested assets from 1997 to 1998 resulted primarily from $183.3 million in cash flows from operations generated during the period together with net realized and unrealized gains on investments of $57.2 million.

LOSS AND LAE RESERVES
GENERAL. Gross loss and LAE reserves totaled $3,647.0 million at December 31, 1999, $3,800.0 million at December 31, 1998 and $3,437.8 million at December 31, 1997. The decrease in 1999 was primarily attributable to a reduction in reserves for 1995 and prior periods as a result of the Gibraltar dispute resolution together with normal variability in claim settlements and an unchanged level of earned premiums. The increase in 1998 was mainly due to reserve increases on pre-1986 accident years for asbestos and environmental exposures, most of which were ceded under various retrocessional arrangements resulting in an offsetting increase to reinsurance receivables. Reinsurance receivables totaled $742.5 million at December 31, 1999, $982.0 million at December 31, 1998 and $692.5 million at December 31, 1997. At December 31, 1999, $345.4 million, or 46.5%, of the total was receivable from Gibraltar, including $9.5 million which is contractually due in the first quarter of 2000, $255.5 million which is collateralized by funds held by the Company or offsetting liabilities and $80.4 million which is subject to the terms and conditions of The Prudential's guarantee of Gibraltar's payment obligations to the Company. Additionally, $145.0 million, or 19.5%, is receivable from Continental Insurance Company, which is secured by a funds held arrangement wherein the Company has retained the premium payments due the retrocessionaire, recognized a liability for such amounts and reduces such liability as payments are due from the retrocessionaire. No other retrocessionaire accounted for more than $25.0 million of the Company's receivable.

Everest Re maintains reserves to cover its estimated ultimate liability for losses and LAE with respect to reported and unreported claims. Because reserves are estimates of ultimate losses and LAE, management monitors reserve adequacy over time, evaluating new information as it becomes known and adjusting reserves, as necessary. Management considers many factors when setting reserves, including: (i) current legal interpretations of coverage and liability; (ii) economic conditions; (iii) internal actuarial methodologies which analyze Everest Re's experience with similar cases, information from ceding companies and historical trends, such as reserving patterns, loss payments, pending levels of unpaid claims and product mix; and (iv) the uncertainties discussed below regarding reserve requirements for asbestos and environmental claims. Based on these considerations, management believes that adequate provision has been made for Everest Re's loss and LAE reserves. Actual losses and LAE ultimately paid may deviate, perhaps substantially, from such reserves.

ASBESTOS AND ENVIRONMENTAL EXPOSURES. Everest Re's asbestos claims typically involve liability or potential liability for bodily injury from exposure to asbestos or liability for property damage resulting from asbestos or asbestos containing materials. Everest Re's environmental claims typically involve potential liability for the mitigation or remediation of environmental contamination or bodily injury or property damages caused by the release of hazardous substances into the land, air or water. In addition to the previously described general uncertainties inherent in estimating reserves, there are significant additional uncertainties in estimating the amount of Everest Re's potential losses from asbestos and environmental claims. Among the complications impacting the estimation of such losses are: (i) potentially long waiting periods between exposure and manifestation of any bodily injury or property damage; (ii) difficulty in identifying sources of asbestos or environmental contamination; (iii) difficulty in properly allocating responsibility and/or liability for asbestos or environmental damage; (iv) changes in underlying laws and judicial interpretation of those laws; (v) potential for an asbestos or environmental claim to involve many insurance providers over many policy periods; (vi) long reporting delays, both from insureds to insurance companies and ceding companies to reinsurers; (vii) historical data concerning asbestos and environmental losses, which is more limited than historical information on other types of casualty claims; (viii) questions concerning interpretation and application of insurance and reinsurance coverage; and (ix) uncertainty regarding the number and identity of insureds with potential asbestos or environmental exposure. Although these complications have become less severe in recent years, management believes that these factors continue to render reserves for asbestos and environmental losses significantly less subject to traditional actuarial methods than are reserves on other types of losses. Given these uncertainties, management believes that no meaningful range for such ultimate losses can be established. Everest Re establishes reserves to the extent that, in the judgment of management, the facts and prevailing law reflect an exposure for Everest Re or its ceding company. Due to the uncertainties discussed above, the ultimate losses may vary materially from current loss reserves and could have a material adverse effect on the Company's future financial condition, results of operations and cash flows.

The table below summarizes reserves and claim activity for asbestos and environmental claims, on both a gross and net of ceded reinsurance basis, for the periods indicated:

                                  ASBESTOS AND ENVIRONMENTAL RESERVES
                                        YEARS ENDED DECEMBER 31,
                                ---------------------------------------
(DOLLARS IN MILLIONS)                1999           1998           1997
                                ---------------------------------------
Gross Basis:
Beginning of period reserves    $   660.8      $   446.1      $   423.3
                                ---------------------------------------
Incurred losses and LAE:
Reported losses                      68.9           57.6           80.5
Change in IBNR                      (65.2)         192.0            3.2
                                ---------------------------------------
Total                                 3.7          249.6           83.7
Paid losses                         (50.3)         (34.9)         (60.9)
                                ---------------------------------------
End of period reserves          $   614.2      $   660.8      $   446.1
                                =======================================

Net Basis:
Beginning of period reserves    $   263.5      $   212.4      $   199.6
                                ---------------------------------------
Incurred losses and LAE:
Reported losses  (1)                 30.8         (105.9)         (18.3)
Change in IBNR                      (30.8)         121.3           21.8
                                ---------------------------------------
Total                                -              15.4            3.5
Paid losses  (2)                    101.6           35.7            9.3
                                ---------------------------------------
End of period reserves          $   365.1      $   263.5      $   212.4
                                =======================================

----------
(1) Net of $0.0 million in 1999, $138.5 million in 1998 and $41.2 million in 1997 ceded under the incurred loss reimbursement feature of the Stop Loss Agreement.
(2) Net of $118.8 million in 1999, $39.7 million in 1998 and $22.6 million in 1997 ceded as paid losses under the Stop Loss Agreement.

The gross IBNR reserves for asbestos and environmental exposures increased by $192.0 million in 1998. During 1998, the Company reviewed all relevant data in considering the estimate of ultimate reserves for asbestos and environmental exposures. This included analysis of incurred and paid loss development, qualitative assessments of claims, claimants, judgements and emerging trend information. Overall, these analytical activities concluded that the underlying ultimate exposures were greater than previously estimated, principally with respect to continuing shifts in loss emergence and payment patterns, including the unexpectedly large impact of newly reported claims for insureds/defendants not previously expected to have significant exposures. The gross IBNR reserves for asbestos and environmental exposures decreased by $65.2 million in 1999. The decrease resulted primarily from management's belief that there has been no material change in the ultimate asbestos and environmental loss exposures. Thus, the reported incurred losses in 1999 were offset with corresponding reductions in IBNR reserves.

The $249.1 million of reinsurance receivables with respect to asbestos and environmental reserves as of December 31, 1999 was attributable principally to two retrocessional arrangements: (i) $166.5 million was ceded to various insurance and reinsurance companies, including Gibraltar, in connection with their participation in MUF; and (ii) $69.1 million resulting from the Company's former direct excess insurance operations, which ceased writing business in 1985 and which has been 100% ceded to Gibraltar since 1986.

STOP LOSS AGREEMENT AND PRUDENTIAL GUARANTEES. To the extent reserves as of June 30, 1995 (December 31, 1994 for catastrophe losses) for losses, allocated LAE and uncollectible reinsurance experience adverse development ("Adverse Development"), Everest Re is entitled, at the time reserves are increased, to payments under the Stop Loss Agreement, subject to the limit and other terms thereof. Gibraltar's obligations to make payments to Everest Re under the Stop Loss Agreement are guaranteed by The Prudential. Management expects that the general effect of the Stop Loss Agreement will be to protect the Company's consolidated earnings against up to $375.0 million of the first $400.0 million of Adverse Development. There can be no assurance, however, that the Company's net liability for such Adverse Development will be limited to $25.0 million. With respect to liquidity, the incurred loss reimbursement features of these agreements provide the Company with cash on or prior to the time it is required to make payment on account of such Adverse Development. Through December 31, 1999, Adverse Development ceded under the Stop Loss Agreement have aggregated $285.6 million with remaining limits available of $89.4 million as respects the next $99.3 million of Adverse Development. Everest Re does not intend to enter into any new stop loss agreements with respect to exposures arising from periods prior to July 1, 1995 if the current Stop Loss Agreement with Gibraltar is exhausted or when it terminates.

During the first quarter of 1999, Gibraltar disputed $63.0 million ceded under the Stop Loss Agreement in the fourth quarter of 1998. Gibraltar also disputed the Company's level of reserves previously ceded to and paid by Gibraltar under the Stop Loss Agreement and claimed a refund of $91.7 million. These disputes were based on Gibraltar's belief that there were redundancies in that portion of Everest Re's IBNR reserves which were subject to the Stop Loss Agreement. Pursuant to the terms of the Stop Loss Agreement, Everest Re and Gibraltar appointed an independent examiner to review Everest Re's reserves underlying the disputed amounts to determine the appropriate amount of cessions to Gibraltar, and Everest Re placed the $91.7 million in a trust.

In December 1999, the independent examiner issued its findings with respect to the disputed amounts. As a result, Everest Re and Gibraltar resolved these disputes. The resolution resulted in Everest Re reducing its gross reserves for 1995 and prior periods by $67.6 million and reducing its claim to the Stop Loss by $60.8 million. Everest Re will also receive $2.3 million in additional cash from Gibraltar as a result of the revised billing and the trust noted above has been terminated. The gross coverage limit under the Stop Loss Agreement, excluding cessions of $8.0 million in the fourth quarter of 1999, has been restored to $107.4 million. As a result, Everest Re will receive $9.5 million from Gibraltar in the first quarter of 2000. Pursuant to the Stop Loss Agreement, Everest Re will continue to evaluate its reserves each quarter to determine if additional cessions are appropriate.

During the first quarter of 1999, Gibraltar disputed $39.7 million ceded under a 1986 quota share reinsurance ("Direct Excess Retrocession") through which Gibraltar assumed 100% of the liabilities related to Everest Re's former direct excess insurance operations which ceased writing business in 1985. Gibraltar then commenced an arbitration proceeding in accordance with the terms of the Direct Excess Retrocession. Gibraltar disputed the level of reserves established by Everest Re primarily reflecting reserves for asbestos losses and Everest Re's right to determine these reserves, but Gibraltar did not dispute its responsibility to pay the ultimate losses in accordance with the terms of the Direct Excess Retrocession. As a result of the dispute, Gibraltar initially failed to provide funds or security to Everest Re in order to secure Gibraltar's payment obligations to Everest Re in accordance with the terms of the Direct Excess Retrocession. However, throughout the remainder of 1999, Gibraltar has provided substantially all of the required funding to Everest Re and Everest Re and Gibraltar agreed to halt the arbitration proceeding and to postpone the resolution of the remaining disputed issues. Management does not expect that this dispute will have a material adverse effect on the Company's future financial condition, results of operations or cash flows.

The Prudential has guaranteed all of Gibraltar's obligations under the Stop Loss Agreement and up to $400.0 million of Gibraltar's net obligations under all other reinsurance agreements between Gibraltar and Everest Re. At December 31, 1999, Gibraltar's net obligations under such other reinsurance agreements consisted of the following balances:

Reinsurance receivables from Gibraltar                            $    345.4
Reserve for losses and loss adjustment
 expenses assumed from Gibraltar                                      (151.0)
Losses in the course of payment assumed
 from Gibraltar                                                         (4.1)
Funds held by Everest Re under reinsurance
 treaties with Gibraltar                                              (109.9)
                                                                  ----------
  Net obligations of Gibraltar                                    $     80.4
                                                                  ==========

In addition, since June 30, 1995, Gibraltar has paid $167.3 million to Everest Re in respect of such other reinsurance agreements.

On February 24, 2000, Holdings announced an agreement with The Prudential Insurance Company of America to acquire all of the issued and outstanding shares of Gibraltar Casualty Company for approximately $52.0 million. Closing of the acquisition will be subject to the satisfaction of customary closing conditions and the receipt of regulatory approvals.

Upon the closing of the acquisition:

o Everest Re's current reinsurance contracts with Gibraltar, including the Stop Loss Agreement, will remain in effect. However, these contracts will become transactions with affiliates with the financial impact eliminated through inter-company accounts.

o The Prudential Guarantees will be terminated and Prudential will be released from its obligations.

o     The PRUCO Surplus Maintenance Agreement will be terminated.

o The PRUCO Indemnity will be terminated and PRUCO will be released from it obligations.

In connection with the acquisition, The Prudential will provide reinsurance to Gibraltar covering 80% of the first $200.0 million of any adverse development in Gibraltar's reserves. See also ITEM 1 - "Relationships with Gibraltar" for a further discussion.

STOCKHOLDERS' EQUITY. The Company's stockholders' equity decreased to $1,327.5 million as of December 31, 1999 from $1,479.2 million as of December 31, 1998 principally reflecting an increase of $207.3 million in unrealized depreciation of investments and $96.4 million in share repurchases relating to the Company's stock repurchase plan, partially offset by an increase of $146.4 million in retained earnings for the year. Stockholder's equity as of December 31, 1998 increased to $1,479.2 million from $1,307.5 million as of December 31, 1997 principally reflecting an increase of $155.1 million in retained earnings and an increase of $37.2 million in unrealized appreciation of investments. Dividends of $11.6 million, $10.1 million and $8.1 million were declared and paid by Holdings in 1999, 1998 and 1997, respectively.

The Company's stockholders' equity of $1,327.5 million exceeded Everest Re's statutory-basis surplus of $1,147.6 million by $179.9 million at December 31, 1999. The primary differences between GAAP and SAP as they relate to the Company are: (i) the deferral of acquisition costs under GAAP, which are immediately expensed under SAP; (ii) the provision for deferred taxes on temporary tax differences under GAAP, which are excluded under SAP; and (iii) the carrying at market value of fixed maturities available for sale under GAAP, as compared to at amortized cost under SAP.

LIQUIDITY AND CAPITAL RESOURCES
EVEREST RE. Everest Re's liquidity requirements are met on both a short-term and long-term basis by funds provided by premiums collected, investment income and collected reinsurance receivables balances, and from the sale and maturity of investments. Everest Re's net cash flows from operating activities were $203.4 million, $183.3 million and $376.4 million, in 1999, 1998 and 1997, respectively. The decreases from 1997 in cash provided by operating activities were principally a result of increases in net paid losses reflecting maturation of the Company's loss reserves combined with the changes in the Company's mix of business and modest, if any, growth in gross written premium, all of which may affect growth in cash flow from operations in subsequent periods, offset by improved profitability. Recoveries under the Company's Stop Loss Agreement with Gibraltar contributed $79.0 million, $31.9 million and $99.8 million of such net cash flows in 1999, 1998 and 1997, respectively.

Proceeds and applications from sales and acquisitions of investment assets were $941.1 million and $1,068.4 million, respectively, in 1999 principally reflecting normal portfolio management activity aimed at enhancing the Company's portfolio yield, compared to $634.2 million and $755.3 million, respectively, in 1998 and $1,077.0 million and $1,482.8 million, respectively, in 1997. Everest Re's current investment strategy seeks to maximize after-tax income through a high quality, diversified, duration sensitive, taxable bond and tax-exempt municipal bond portfolio, while maintaining an adequate level of liquidity.

EXPOSURE TO CATASTROPHES. As with other reinsurers, Everest Re's operating results and financial condition can be adversely affected by volatile and unpredictable natural and other disasters, such as hurricanes, windstorms, earthquakes, floods, fires and explosions. Although Everest Re attempts to limit its exposure to acceptable levels, it is possible that an actual catastrophic event or multiple catastrophic events could have a material adverse effect on the financial condition, results of operations and cash flows of the Company.

Everest Re employs various techniques, including licensed software modeling, to assess its accumulated exposure to property catastrophe losses and summarizes that exposure in terms of the probable maximum loss ("PML"). The Company defines PML as its anticipated maximum loss, taking into account contract limits, caused by a single catastrophe affecting a broad contiguous geographic area, such as that caused by a hurricane or earthquake of such a magnitude that it is expected to occur once in every 100 years. Management estimates that the Company's greatest catastrophe exposure worldwide from any single event is to hurricanes and earthquakes in the coastal regions of the United States, where Everest Re estimates it has a PML exposure, before reinsurance, of approximately $181.0 million in each such region based on its current book of business. Similarly, management estimates that the largest current PML exposure, before reinsurance, outside the United States is approximately $98.0 million. There can be no assurance that Everest Re will not experience losses from one or more catastrophic events that exceed, perhaps by a substantial amount, its estimated PML.

The Company maintains a corporate-level retrocessional protection program, above and beyond retrocessions purchased with respect to specific assumed coverage, to mitigate the potential impact of catastrophe losses. The principal components of the Company's retrocessional protection program as it relates to catastrophes are an accident year aggregate excess of loss treaty and the retrocessional excess of loss coverage of international exposures. During 1999, the Company purchased an accident year aggregate excess of loss protection which provides up to $175.0 million of coverage if Everest Re's statutory basis accident year loss ratio exceeds a loss ratio attachment point provided in the contract for the 1999 accident year. For 2000, the Company has purchased a new accident year aggregate excess of loss protection which provides up to $175.0 million of coverage if Everest Re's statutory basis accident year loss ratio exceeds a loss ratio attachment point provided in the contract for the 2000 accident year. The Company's retrocessional protection program, for the period from May 15, 1999 through May 15, 2000, includes a catastrophe retrocession which provides coverage of 70.0% of $20.0 million of losses per occurrence in excess of $10.0 million in losses incurred by the Company outside of the United States, provided that the Company's net loss per occurrence is $15.0 million. For the period from May 23, 1999 through May 23, 2000, the Company's catastrophe retrocession program provides coverage of 85% of $20.0 million of losses per occurrence in excess of $30.0 million in losses incurred by the Company outside of the United States. All aspects of the retrocession program have been structured to permit the program to be accounted for as reinsurance under SFAS No. 113. See ITEM 1 - "Risk Management and Retrocession Arrangements" for further details.

If a single catastrophe were to occur in the United States that resulted in $181.0 million of gross losses and allocated loss adjustment expenses ("ALAE") in 2000 (an amount equivalent to Everest Re's PML), management estimates that the effect (including additional premiums and retained losses and ALAE) on the Company's income before taxes would be $91.8 million. This pre-tax net loss estimate assumes that Everest Re's aggregate losses and ALAE for 2000 would exceed the threshold loss ratio requirement in the aggregate excess of loss cover by at least $175.0 million.

GROUP. Under Bermuda law, Group is prohibited from declaring or paying a dividend if such payment would reduce the realizable value of its assets to an amount less than the aggregate value of its liabilities and its issued share capital and share premium (additional paid-in capital) accounts. Group's ability to pay dividends and its operating expenses is dependent upon dividends from its subsidiaries. The payment of such dividends by insurer subsidiaries is limited under Bermuda and the United States laws in which Group's insurance and reinsurance subsidiaries are licensed to transact business. The limitations are generally based upon net income and compliance with applicable policyholders' surplus or minimum solvency margin and liquidity ratio requirements as determined in accordance with the relevant statutory accounting practices.

BERMUDA RE. Under Bermuda law, Bermuda Re is unable to declare or pay a dividend if it fails to meet its minimum solvency margin or minimum liquidity ratio, or if after payment of the dividend, it fails to meet its minimum solvency margin or minimum liquidity ratio. As a long-term insurer, Bermuda Re is also unable to declare or pay a dividend to anyone who is not a policyholder unless, after payment of the dividend, the value of the assets in its long-term business fund, as certified by its approved actuary, exceeds its liabilities for long-term business by at least the $250,000 minimum solvency margin. Prior approval of the Bermuda Minister of Finance is required if Bermuda Re's dividend payments would reduce its prior year end total statutory capital by 15.0% or more.

HOLDINGS. Holdings is a holding company whose only material asset is the capital stock of Everest Re. Holdings' cash flow consists primarily of dividends and other permissible payments from Everest Re and borrowings under credit facilities and offerings. Holdings depends upon such payments for funds for general corporate purposes, including its debt and operating expense obligations.

On December 21, 1999, Holdings entered into a three-year senior revolving credit facility with a syndicate of lenders (the "Credit Facility"), which replaced its prior credit facility which had been extended in June 1999 and increased from $50.0 million to $75.0 million on November 9, 1999. First Union National Bank is the administrative agent for the Credit Facility. The Credit Facility will be used for liquidity and general corporate purposes and to refinance existing debt under

Holdings' prior credit facility, which has been terminated. The Credit Facility provides for the borrowing of up to $150.0 million with interest at a rate selected by Holdings equal to either (i) the Base Rate (as defined below) or
(ii) an adjusted London InterBank Offered Rate ("LIBOR") plus a margin. The Base Rate is the higher of the rate of interest established by First Union National Bank from time to time as its prime rate or the Federal Funds rate plus 0.5% per annum. The amount of margin and the fees payable for the Credit Facility depend upon Holdings' senior unsecured debt rating or, if such is not available, on the financial strength rating of the Holdings' subsidiary, Everest Re. Group has guaranteed all of Holdings' obligations under the Credit Facility.

The Credit Facility agreement requires Holdings to maintain a debt to capital ratio of not greater than 0.35 to 1, a minimum interest coverage ratio of 2.5 to 1 and to maintain Everest Re's statutory surplus at $850.0 million plus 25% of future aggregate net income and 25% of future aggregate capital contributions. Everest Re's statutory surplus was $1,147.6 million for the year ended December 31, 1999. Holdings' debt to capital ratio was 0.04 for the year ended December
31, 1999. Holdings' minimum interest coverage ratio was 3.5 for the year ended December 31, 1999. At December 31, 1999 and 1998, Holdings had outstanding borrowings of $59.0 million and $0.0 million, respectively. Interest expense incurred in connection with these borrowings was $1.5 million based on a weighted average interest rate of 5.8%, $0.0 million and $0.0 million for the periods ending December 31, 1999, December 31, 1998 and December 31, 1997, respectively.

On March 14, 2000, Holdings completed public offerings of $200 million principal amount of 8.75% senior notes due March 15, 2010 and $250 million principal amount of 8.50% senior notes due March 15, 2005. Holdings retained approximately $50 million of the net proceeds for general corporate purposes. Approximately $400 million of the net proceeds were distributed by Holdings to Group and approximately $250 million were used by Group to capitalize Bermuda Re. The remainder of the proceeds that were distributed to Group will be used for general corporate purposes. See Note 15B of Notes to Consolidated Financial Statements.

The payment of dividends to Holdings by Everest Re is subject to limitations imposed by the Delaware Insurance Code. Based upon these restrictions, the maximum amount that will be available for payment of dividends to Holdings by Everest Re in 2000 without the prior approval of regulatory authorities is $166.5 million. Everest Re's future cash flow available to Holdings may be influenced by a variety of factors, including changes in the property and casualty reinsurance market, Everest Re's financial results, insurance regulatory changes and changes in general economic conditions. The availability of such cash flow to Holdings could also be influenced by, among other things, changes in the limitations imposed by the Delaware Insurance Code on the payment of dividends by Everest Re. Holdings expects that, absent significant catastrophe losses, such restrictions should not affect Everest Re's ability to declare and pay dividends sufficient to support Holdings' general corporate needs.

During 1999, 1998 and 1997, Holdings declared and paid dividends of $11.6 million, $10.1 million and $8.1 million, respectively.

On March 21, 1996, the Holdings' Board of Directors approved a stock repurchase plan authorizing the repurchase of an aggregate amount of 2,500,000 shares of common stock from time to time in open market transactions. During 1999, Holdings' Board of Directors extended this authorization by an additional 4,400,000 shares, bringing the total authorization to 6,900,000 shares. During 1999, 3,553,000 shares were repurchased at an average price of $27.14 per share compared with 516,900 shares at an average price of $33.68 per share in 1998. At December 31, 1999, 2,830,100 shares remain under the existing repurchase authorization. Group's Board of Directors has continued this stock repurchase plan.

MARKET SENSITIVE INSTRUMENTS
The Securities and Exchange Commission Financial Reporting Release #48 requires registrants to clarify and expand upon the existing financial statement disclosure requirements for derivative financial instruments, derivative commodity instruments, and other financial instruments (collectively, "market sensitive instruments").

The Company's current investment strategy does not provide for investments in derivative financial instruments or derivative commodity instruments. The Company's current investment strategy seeks to maximize after-tax income through a high quality, diversified, taxable and tax-exempt fixed maturity portfolio, while maintaining an adequate level of liquidity. The Company's mix of taxable and tax-preferenced investments is adjusted continuously, consistent with its current and projected operating results, market conditions, and tax position. The fixed maturities in the investment portfolio are comprised of non-trading available for sale securities. Additionally, the Company invests in marketable equity securities, which it believes will enhance the risk-adjusted total return of the investment portfolio.

The overall strategy considers the scope of present and anticipated Company operations. In particular, estimates of the financial impact resulting from non-investment asset and liability transactions, together with the Company's capital structure and other factors, are used to develop a net liability analysis. This analysis includes estimated payout characteristics for which the investments of the Company provide liquidity. This analysis is considered in the development of specific investment strategies for asset allocation, duration, and credit quality.

The $4.1 billion investment portfolio is comprised of fixed maturity securities that are subject to interest rate risk and foreign currency rate risk, and equity securities that are subject to equity price risk. The impact of these risks in the investment portfolio is generally mitigated by changes in the value of operating assets and liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity portfolio due to change in market interest rates. Further, it includes prepayment risk in a declining interest rate environment on the $337.8 million of the $3.9 billion fixed maturity portfolio, which consists of mortgage-backed securities. Prepayment risk results from accelerated principal payments that shorten the average life and thus, the expected yield of the security.

The tables below display the potential impact of market value fluctuations and after-tax unrealized appreciation on the fixed maturity portfolio as of December 31, 1999 and 1998 based on parallel 200 basis point shifts in interest rates up and down in 100 basis point increments. For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually. To generate appropriate price estimates on mortgage-backed securities, changes in prepayment expectations under different interest rate environments are taken into account. For legal entities with a non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios. During the year, there was no material change in the fixed maturity portfolio with respect to interest rate risk. All amounts are in millions of U.S.$.

                                               1999
                                INTEREST RATE SHIFT IN BASIS POINTS
----------------------------------------------------------------------------------------------
                                  -200          -100             0           100           200
----------------------------------------------------------------------------------------------
Total Market Value          $  4,481.6    $  4,210.8    $  3,958.8    $  3,724.0    $  3,508.0

Market Value Change
 from Base (%)                    13.2%          6.4%          0.0%         (5.9)%       (11.4)%

Change in Unrealized
Appreciation After-tax
 from Base ($)              $    339.8    $    163.7    $        0    $   (152.7)   $   (293.0)

                                               1998
                                INTEREST RATE SHIFT IN BASIS POINTS
----------------------------------------------------------------------------------------------
                                  -200          -100             0           100           200
----------------------------------------------------------------------------------------------
Total Market Value          $  4,638.4    $  4,381.9    $  4,135.4    $  3,892.0    $  3,653.8

Market Value Change from
Base (%)                          12.2%          6.0%          0.0%         (5.9)%       (11.7)%

Change in Unrealized
Appreciation After-tax
from Base ($)               $    326.9    $    160.2    $        0    $   (158.2)   $   (313.0)

Foreign currency rate risk is the potential change in value, income, and cash flow arising from adverse changes in foreign currency exchange rates. The Company's foreign operations each maintain capital in the currency of the country of its geographic location consistent with local regulatory guidelines. Generally, the Company prefers to maintain the capital of its foreign operations in U.S. dollar assets although this varies by regulatory jurisdiction in accordance with market needs. Each foreign operation may conduct business in its local currency as well as the currency of other countries in which it operates. The primary foreign currency exposures are the Canadian Dollar, the British Pound Sterling and the Euro for these foreign operations. The Company mitigates foreign exchange exposure by a general matching of the currency and duration of its assets to its corresponding operating liabilities. In accordance with FAS 52, the Company translates the assets, liabilities and income of non-U.S. dollar functional currency legal entities to the U.S. dollar. This translation amount is reported as a component of other comprehensive income. The primary functional foreign currency exposures are the Canadian Dollar, the Belgian Franc and the British Pound Sterling for these foreign operations.

The tables below display the potential impact of a parallel 20% increase and decrease in foreign exchange rates on the valuation of invested assets subject to foreign currency exposure in 10% increments as of December 31, 1999 and 1998. This analysis includes the after-tax impact of translation from transactional currency to functional currency as well as the after-tax impact of translation from functional currency to the U.S. dollar reporting currency. During the year, the Company redenominated all invested assets whose currency was one of the eleven eligible currencies to be converted to the Euro. The impact of the Euro conversion was not material to the Company's business, operations or financial condition. All amounts are in millions of U.S.$.

                                                1999
                             CHANGE IN FOREIGN EXCHANGE RATES IN PERCENT
----------------------------------------------------------------------------------------------
                                  -20%          -10%            0%           10%           20%
----------------------------------------------------------------------------------------------
Total After-tax Foreign
 Exchange Exposure          $    (44.9)   $    (23.5)   $        0    $     24.9    $     51.0

                                                1998
                             CHANGE IN FOREIGN EXCHANGE RATES IN PERCENT
----------------------------------------------------------------------------------------------
                                  -20%          -10%            0%           10%           20%
----------------------------------------------------------------------------------------------
Total After-tax Foreign
 ExchangeExposure           $    (31.0)  $     (17.5)  $         0    $     20.4    $     42.8

Equity risk is the potential change in market value of the common stock and preferred stock portfolios arising from changing equity prices. The Company invests in predominately high quality preferred and common stocks that are traded on the major exchanges in the United States. The primary objective in managing the $90.7 million equity portfolio is to provide long-term capital growth through market appreciation and income.

The tables below display the impact on market value and after-tax unrealized appreciation of a 20% change in equity prices up and down in 10% increments as of December 31, 1999 and 1998. During the year, there was no material change in the equity portfolio with respect to equity risk. All amounts are in millions of U.S.$.

                                            1999
                             CHANGE IN EQUITY VALUES IN PERCENT
----------------------------------------------------------------------------------------------
                                  -20%          -10%            0%           10%           20%
----------------------------------------------------------------------------------------------
Market Value of the
 Equity Portfolio           $     72.6    $     81.6    $     90.7    $     99.8    $    108.8

After-tax Change in
 Unrealized Appreciation         (11.8)         (5.9)            0           5.9          11.8

                                            1998
                             CHANGE IN EQUITY VALUES IN PERCENT
----------------------------------------------------------------------------------------------
                                  -20%          -10%            0%           10%           20%
----------------------------------------------------------------------------------------------
Market Value of the
 Equity Portfolio           $    117.0    $    131.6    $    146.3    $    160.9    $    175.5

After-tax Change in
 Unrealized Appreciation         (19.0)         (9.5)            0           9.5          19.0


YEAR 2000 ISSUES AND READINESS DISCLOSURE
YEAR 2000 ISSUES. Many computers, software programs and microprocessors embedded in certain equipment (collectively, "systems") were designed to accommodate only two-digit date fields to represent a given year (e.g., "99" represents 1999). It is possible that such systems, if not modified or replaced, will not be able to accurately process data containing information relating to dates before, during or after the year 2000. It is also possible that such systems could fail entirely, although in many instances the consequences of a system not being "year 2000 compliant" are unknown. This "year 2000 issue" has the potential to affect the Company through (i) the disruption of the processing of business and general corporate transactions, both at the Company and between the Company and other business entities with which it interacts, and (ii) claims which may be brought asserting that costs associated with the issue may be covered under insurance or reinsurance contracts in which the Company participates.

READINESS. The Company has been actively engaged in a project to mitigate the potential effects of the year 2000 issue. For each segment of its internal computer processing environment (mainframe, midrange and PC equipment), the
Company has a multi-phase plan that involves (a) the identification and assessment of year 2000 compliance, (b) the design and development of remedies (including the replacement of non-compliant systems if needed), (c) testing of year 2000 readiness (d) the implementation of fully integrated year 2000-compliant processing and (e) the development of appropriate contingency plans. The Company completed all year 2000 preparations on mission-critical systems prior to January 1, 2000. No material performance problems were detected in such systems on or after January 1, 2000, although the Company continues to monitor its technology environment for compliance.

The Company has continued to actively survey its significant business partners (e.g., ceding companies) and service providers (e.g., banks) concerning their compliance status. No material disruption in these services or relationships was detected on or after January 1, 2000, although the Company continues to be watchful for signs of year 2000 problems.

COSTS. The Company's historical and expected future costs to make its systems year 2000 compliant are not material. The total expected out-of-pocket costs of the year 2000 effort are approximately $0.6 million, all of which had been incurred as of December 31, 1999. These figures include only expenses specifically related to year 2000 compliance and do not include the cost of hardware or software acquisitions made in the normal course of business.

RISKS. The Company does not rely on computer-dependent transactions to the same extent as many other businesses. However, in the event that the Company's internal processing environment could not be made year 2000-compliant, or in the event that significant business partners or service providers or other business entities experienced serious year 2000 problems, the Company could experience disruption in its business. This disruption could conceivably take several forms: (a) having to compile information and process transactions manually, (b) if compliance problems persisted, impairing the Company's ability to receive premiums from and make claim payments to its ceding companies, (c) impairing the Company's ability to obtain information about its investments or (d) impairing the value of the Company's fixed maturity and equity investments, if the entities underlying those investments themselves have substantial year 2000 costs, liabilities or disruptions. Any or all of the types of possible disruptions in such a "worst case scenario" could materially increase the cost of doing business, could impair the Company's ability to make required regulatory filings and could materially affect the Company's financial condition, results of operations or liquidity. However, based upon the absence of any material disruption having occurred on or after January 1, 2000 and current information, the Company does not expect such scenarios to occur and does not expect material disruption to its business.

CONTINGENCY PLANS. The Company has developed a contingency plan which addresses how each business unit in its corporate office would continue to perform its mission-critical functions in the event of a systems failure related to year 2000. The plan has been extended to its branch offices and will be reevaluated and updated as needed.

POTENTIAL CLAIMS EXPOSURE. Individuals or entities which experience business disruption, increased costs or other problems associated with the year 2000 issue may assert claims, which could be substantial, against their own insurance carrier to recover such costs or against other entities for damages. These carriers or entities may in turn assert that such potential damages are covered by insurance. Although some such claims have been made, it is not yet possible to determine the extent to which such claims will be made against insurers, whether such claims will be held to have merit or whether any such claims may be made against insurance or reinsurance contracts in which the Company participates.

SAFE HARBOR DISCLOSURE
In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "Act"), the Company sets forth below cautionary statements identifying important factors that, among others, in some cases have affected and that could cause its actual results to differ materially from those which might be projected, forecasted, or estimated in its forward-looking statements, as defined in the Act, made by or on behalf of the Company in press releases, written statements or documents filed with the Securities and Exchange Commission, or in its communications and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls. These cautionary statements supplement other factors contained in this report which could cause the Company's actual results to differ materially from those which might be projected, forecasted or estimated in its forward-looking statements.

Such forward-looking statements may include, but are not limited to, projections of premium revenue, investment income, other revenue, losses, expenses, earnings (including earnings per share), cash flows, plans for future operations, common stockholders' equity (including book value per share), investments, financing needs, capital plans, dividends, plans relating to products or services of the Company, and estimates concerning the effects of litigation or other disputes, as well as assumptions for any of the foregoing and are generally expressed with words such as "believes," "estimates," "expects," "anticipates," "plans," "projects," "forecasts," "goals," "could have," "may have" and similar expressions. Undue reliance on any forward-looking statements should be avoided. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the Company's results to differ materially from such forward-looking statements. Such risks, uncertainties and other factors include, but are not limited to, the following:

1) Changes in the level of competition in the domestic and international reinsurance or primary insurance markets that adversely affect the volume or profitability of the Company's reinsurance or insurance business. These changes include, but are not limited to, the intensification of price and contract terms competition, the entry of new competitors, consolidation in the reinsurance and insurance industry and the development of new products by new and existing competitors;

2) Changes in the demand for reinsurance and insurance products of the type offered by the Company and its ceding insurer customers;

3)       The ability of the Company to execute its strategies;

4)       Catastrophe  losses  in   the  Company's   domestic  or   international
         reinsurance or insurance business;

5) Adverse development on claim and claim expense liabilities related to business written in prior years, including, but not limited to, evolving case law and its effect on environmental and other latent injury claims, changing government regulations, newly identified toxins, newly reported claims, new theories of liability, or new insurance and reinsurance contract interpretations;

6) Greater than expected loss ratios on reinsurance or insurance written by the Company;

7) Changes in inflation that affect the profitability of the Company's current reinsurance and insurance businesses or the adequacy of its claim and claim expense liabilities;

8)       Changes in the Company's retrocessional arrangements;

9) Lower than estimated retrocessional or reinsurance recoveries on losses, including, but not limited to, losses due to a decline in the creditworthiness of the Company's retrocessionaires or reinsurers;

10)      Changes   in  the   reinsurance/retrocessional  market   impacting  the
         Company's  ability to cede risks above its desired level of retention.

11) Changes in interest rates, increases in which cause a reduction in the market value of the Company's fixed income investment portfolio, and its common stockholders' equity, and decreases in which cause a reduction of income earned on new cash flow from operations as well as on the reinvestment of the proceeds from sales, calls or maturities of existing investments;

12)      Decline in the value of the Company's common equity investments;

13)      Changes in the composition of the Company's investment portfolio;

14)      Gains or losses related to changes in foreign currency exchange rates;

15) Changes in the role of reinsurance brokers and the relationship of the Company with such brokers;

16) Impact of year 2000 computer hardware, software and microprocessors embedded in certain equipment issues on the Company's operations and potential for year 2000 claims under reinsurance and insurance contracts written by the Company;

17) Adverse results in litigation matters, including, but not limited to, litigation related to environmental, asbestos and other potential mass tort claims;

18)      Changes in the Company's capital needs;

19)      Changes in the Company's ratings;

20) The impact of current and future regulatory environments, generally, and on the ability of the Company's subsidiaries to enter and exit reinsurance or insurance markets;

21) Changes in the commission or brokerage levels that competitors are willing to offer to ceding companies, brokers or agents;

22) Adverse changes in tax treatment of the Company's business, including changes in tax treatment by the U.S., Bermuda or Barbados or other regulatory or political organizations with jurisdiction or potential jurisdiction over the Company or its affiliates;

23) Lack of success by Everest Bermuda in launching its start-up operation in Bermuda;

24) Changes in the regulatory environment or regulatory challenges that may restrict the ability of Everest Bermuda to conduct business;

25)      Inability   of  Everest  Bermuda  to  arrange  security   to  back  its
         reinsurance; and

26) Inability of Everest Bermuda to execute its business plan because of inability to provide it financing.

In addition to the factors outlined above that are directly related to the Company's businesses, the Company is also subject to general business risks, including, but not limited to, adverse state, federal or foreign legislation and regulation, adverse publicity or news coverage, changes in general economic factors, and the loss of key employees.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Market Sensitive Instruments" in ITEM 7.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and schedules listed in the accompanying Index to Financial Statements and Schedules on page F-1 are filed as part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Reference is made to the sections captioned "Election of Directors", "Information Concerning Nominees", "Information Concerning Continuing Directors and Executive Officers" and "Compliance with Section 16(a) of the Exchange Act" in the Company's proxy statement for the 2000 Annual General Meeting of Shareholders, which will be filed with the Commission within 120 days of the close of the Company's fiscal year ended December 31, 1999 (the "Proxy Statement"), which sections are incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Reference is made to the sections captioned "Directors' Compensation" and "Compensation of Executive Officers" in the Proxy Statement, which are incorporated herein by reference, except that the Compensation Committee Report and the Performance Graph are not so incorporated.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Reference is made to the sections captioned "Common Share Ownership by Directors and Executive Officers" and "Principal Holders of Common Shares" in the Proxy Statement, which are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Reference is made to the section captioned "Certain Transactions with Directors" in the Proxy Statement, which is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS AND SCHEDULES
The financial statements and schedules listed in the accompanying Index to Financial Statements and Schedules on page F-1 are filed as part of this report.

EXHIBITS
The exhibits listed on the accompanying Index to Exhibits on page E-1 are filed as part of this report.

REPORTS ON FORM 8-K
A report on Form 8-K dated December 28, 1999 was filed on December 28, 1999 reporting that Holdings entered into a three-year $150 million revolving credit facility with a syndicate of lenders. A report on Form 8-K dated February 23, 2000 was filed on February 24, 2000 reporting the completion of a corporate restructuring involving the Company and reporting that Holdings entered into an agreement with The Prudential Insurance Company of America to acquire Gibraltar Casualty Company. A report on Form 8-K, dated March 14, 2000 was filed on March 15, 2000 reporting that Holdings closed its offering of 8.5% Senior Notes due March 15, 2005 and 8.75% Senior Notes due March 15, 2010.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON MARCH 27, 2000.

                                 EVEREST RE GROUP, LTD.

                                 By:  /s/ JOSEPH V. TARANTO
                                      -------------------------------
                                      JOSEPH V. TARANTO
                                      (CHAIRMAN AND CHIEF EXECUTIVE OFFICER)

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

/s/  JOSEPH V. TARANTO            Chairman and Chief              March 27, 2000
-----------------------------     Executive Officer
     JOSEPH V. TARANTO            and Director

/s/  STEPHEN L. LIMAURO           Senior Vice President,          March 27, 2000
-----------------------------    Chief Financial Officer,
     STEPHEN L. LIMAURO         Treasurer and Comptroller

/s/  MARTIN ABRAHAMS                    Director                  March 27, 2000
-----------------------------
     MARTIN ABRAHAMS

/s/  KENNETH J. DUFFY                   Director                  March 27, 2000
-----------------------------
     KENNETH J. DUFFY

/s/  JOHN R. DUNNE                      Director                  March 27, 2000
-----------------------------
     JOHN R. DUNNE

/s/  THOMAS J. GALLAGHER                Director                  March 27, 2000
-----------------------------
     THOMAS J. GALLAGHER


/s/  WILLIAM F. GALTNEY, JR.            Director                  March 27, 2000
-----------------------------
     WILLIAM F. GALTNEY, JR.

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                           PAGES
                                                                           -----
EVEREST REINSURANCE HOLDINGS, INC.

     Reports of Independent Accountants on Financial
      Statements and Schedules...............................................F-2

     Consolidated Balance Sheets at December 31, 1999 and 1998...............F-3

     Consolidated Statements of Operations and Comprehensive
      Income for the years ended December 31, 1999, 1998 and 1997............F-4

     Consolidated Statements of Changes in Stockholders' Equity
      for the years ended December 31, 1999, 1998 and 1997...................F-5

     Consolidated Statements of Cash Flows for the years ended
      December 31, 1999, 1998 and 1997.......................................F-6

     Notes to Consolidated Financial Statements..............................F-7


SCHEDULES

I    Summary of Investments Other Than Investments in
      Related Parties at December 31, 1999...................................S-1


II   Condensed Financial Information of Registrant:
      Balance Sheets as of December 31, 1999 and 1998........................S-2

     Statements of Operations for the Years Ended
      December 31, 1999, 1998 and 1997.......................................S-3

     Statements of Cash Flows for the Years Ended
      December 31, 1999, 1998 and 1997.......................................S-4


III  Supplementary Insurance Information as of December 31, 1999 and
      1998 and for the years ended December 31, 1999, 1998 and 1997..........S-5


IV   Reinsurance for the years ended December 31, 1999, 1998 and 1997........S-6



Schedules other than those listed above are omitted for the reason that they are not applicable or the information is otherwise contained in the Financial Statements.

REPORT OF  INDEPENDENT  ACCOUNTANTS


To the Board of Directors and Shareholders of Everest Reinsurance Holdings, Inc.

In our opinion, the consolidated financial statements listed in the index on page F-1 of this Form 10-K present fairly, in all material respects, the financial position of Everest Reinsurance Holdings, Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedules listed in the index on page F-1 of this Form 10-K present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP
New York, New  York
February  9, 2000
Except for Notes 1 and 15, as to which the date is March 14, 2000

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

                                                      December 31,
                                            ------------------------------
(Dollars in thousands, except par
 value per share)                                   1999              1998
                                            ------------------------------
ASSETS:
Fixed maturities - available for
 sale, at market value (amortized
 cost: 1999, $3,940,625; 1998,
 $3,851,051)                                $  3,885,278      $  4,100,575
Equity securities, at market value
 (cost: 1999, $50,224; 1998,
 $91,787)                                         90,693           146,274
Short-term investments                            73,558            34,846
Other invested assets                             27,482             4,736
Cash                                              62,227            39,326
                                            ------------------------------
     Total investments and cash                4,139,238         4,325,757
Accrued investment income                         64,898            64,220
Premiums receivable                              294,941           261,488
Reinsurance receivables                          742,513           981,959
Funds held by reinsureds                         157,237           200,302
Deferred acquisition costs                        82,713            70,753
Prepaid reinsurance premiums                       9,582             8,592
Deferred tax asset                               188,326            62,237
Other assets                                      24,854            21,420
                                            ------------------------------
TOTAL ASSETS                                $  5,704,302      $  5,996,728
                                            ==============================

LIABILITIES:
Reserve for losses and
 adjustment expenses                        $  3,646,992      $  3,800,041
Unearned premium reserve                         308,563           284,640
Funds held under reinsurance
 treaties                                        178,520           195,169
Losses in the course of
 payment                                          67,065            64,630
Contingent commissions                            58,169           111,344
Other net payable to reinsurers                   13,217            18,731
Current federal income taxes                      (4,475)             (581)
Revolving credit agreement
 borrowings                                       59,000               -
Other liabilities                                 49,769            43,550
                                            ------------------------------
    Total liabilities                          4,376,820         4,517,524
                                            ------------------------------

Commitments and contingencies
 (Note 11)

STOCKHOLDERS' EQUITY:
Preferred stock, par value: $0.01;
 50 million shares authorized; no
 shares issued and outstanding
 (includes 0.2 million shares
 of Series A Junior Preferred Stock)                 -                 -
Common stock, par value: $0.01; 200
 million shares authorized; 50.9
 million shares issued in 1999
 and 1998                                            509               509
Additional paid-in capital                       390,912           390,559
Unearned compensation                               (109)             (240)
Accumulated other comprehensive
 income, net of deferred income
 taxes benefit of $9.1 million in
 1999 and deferred income taxes of
 $99.8 million in 1998                           (16,701)          185,518
Retained earnings                              1,074,941           928,500
Treasury stock, at cost; 4.4 million
 shares in 1999 and 0.9 million
 shares in 1998                                 (122,070)          (25,642)
                                            ------------------------------
    Total stockholders' equity                 1,327,482         1,479,204
                                            ------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                     $  5,704,302      $  5,996,728
                                            ==============================

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                                               Years Ended December 31,
                                      -----------------------------------------
(Dollars in thousands, except per
 share amounts)                              1999           1998           1997
                                      -----------------------------------------
REVENUES:
Premiums earned                       $ 1,071,451    $ 1,068,010    $ 1,049,847
Net investment income                     252,999        244,909        228,546
Net realized capital
 (loss)/gain                              (16,760)          (765)        15,916
Other (loss)/income                        (1,030)         3,046          4,880
                                      -----------------------------------------
                                        1,306,660      1,315,200      1,299,189
                                      -----------------------------------------
CLAIMS AND EXPENSES:
Incurred losses and
 loss adjustment expenses                 771,570        778,404        765,421
Commission, brokerage,
 taxes and fees                           285,957        274,559        274,796
Other underwriting expenses                48,263         49,561         51,672
Non-recurring restructure
 expenses                                   2,798            -              -
Interest expense                            1,490            -              -
                                      -----------------------------------------
                                        1,110,078      1,102,524      1,091,889
                                      -----------------------------------------

INCOME BEFORE TAXES                       196,582        212,676        207,300
Income tax                                 38,521         47,479         52,345
                                      -----------------------------------------
NET INCOME                            $   158,061    $   165,197    $   154,955
                                      =========================================

Other comprehensive (loss)/
 income, net of tax                      (202,219)        33,199         74,907
                                      -----------------------------------------
COMPREHENSIVE (LOSS)/INCOME           $   (44,158)   $   198,396    $   229,862
                                      =========================================

PER SHARE DATA:
 Average shares outstanding
  (000's)                                  48,509         50,374         50,476
 Net income per common
  share - basic                       $      3.26    $      3.28    $      3.07
                                      =========================================
 Average diluted shares
  outstanding (000's)                      48,686         50,665         50,765
 Net income per common
  share - diluted                     $      3.25    $      3.26    $      3.05
                                      =========================================

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS' EQUITY

                                               Years Ended December 31,
                                      -----------------------------------------
(Dollars in thousands, except
 per share amounts)                          1999           1998           1997
                                      -----------------------------------------
COMMON STOCK (SHARES OUTSTANDING):
Balance, beginning of period           49,989,204     50,479,271     50,490,273
Issued during the period                   17,400         34,436         22,600
Treasury stock acquired during
 period                                (3,554,047)      (529,040)       (37,287)
Treasury stock reissued during
 period                                     5,260          4,537          3,685
                                      -----------------------------------------
Balance, end of period                 46,457,817     49,989,204     50,479,271
                                      =========================================

COMMON STOCK (PAR VALUE):
Balance, beginning of period          $       509    $       508    $       508
Issued during the period                      -                1            -
                                      -----------------------------------------
Balance, end of period                        509            509            508
                                      -----------------------------------------

ADDITIONAL PAID IN CAPITAL:
Balance, beginning of period              390,559        389,876        389,196
Common stock issued during the
 period                                       317            610            636
Treasury stock reissued during
 period                                        36             73             44
                                      -----------------------------------------
Balance, end of period                    390,912        390,559        389,876
                                      -----------------------------------------

UNEARNED COMPENSATION:
Balance, beginning of period                 (240)          (514)          (374)
Net increase (decrease) during
 the period                                   131            274           (140)
                                      -----------------------------------------
Balance, end of period                       (109)          (240)          (514)
                                      -----------------------------------------

ACCUMULATED OTHER COMPREHENSIVE
 INCOME, NET OF DEFERRED INCOME
 TAXES:
Balance, beginning of period              185,518        152,319         77,412
Net increase (decrease) during
 the period                              (202,219)        33,199         74,907
                                      -----------------------------------------
Balance, end of period                    (16,701)       185,518        152,319
                                      -----------------------------------------

RETAINED EARNINGS:
Balance, beginning of period              928,500        773,380        626,501
Net income                                158,061        165,197        154,955
Dividends declared ( $0.24 per
 share in 1999, $0.20 per
 share in 1998 and $0.16 per
 share in 1997)                           (11,620)       (10,077)        (8,076)
                                      -----------------------------------------
Balance, end of period                  1,074,941        928,500        773,380
                                      -----------------------------------------

TREASURY STOCK AT COST:
Balance, beginning of period              (25,642)        (8,086)        (7,220)
Treasury stock acquired during
 period                                   (96,551)       (17,663)          (953)
Treasury stock reissued during
 period                                       123            107             87
                                      -----------------------------------------
Balance, end of period                   (122,070)       (25,642)        (8,086)
                                      -----------------------------------------

TOTAL STOCKHOLDERS' EQUITY, END
 OF PERIOD                            $ 1,327,482    $ 1,479,204    $ 1,307,483
                                      =========================================

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Years Ended December 31,
                                       -----------------------------------------
(Dollars in thousands)                        1999           1998           1997
                                       -----------------------------------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
Net income                             $   158,061    $   165,197    $   154,955
 Adjustments to reconcile net
  income to net cash provided
  by operating activities:
  (Increase) in premiums
   receivable                              (36,179)        (4,466)       (30,867)
  Decrease (increase) in funds
   held by reinsureds, net                  23,007         (7,766)        (1,065)
  Decrease (increase) in
   reinsurance receivables                 239,763       (289,908)        56,544
  (Increase) decrease in
   deferred tax asset                      (17,169)        (2,532)        10,451
  (Decrease) increase in reserve
   for losses and loss
   adjustment expenses                    (133,706)       359,178        202,191
  Increase (decrease) in unearned
   premiums                                 25,077        (52,757)       (16,970)
  (Increase) decrease in other
   assets and liabilities                  (67,106)        16,949         17,706
  Non cash compensation expense                131            274           (140)
  Accrual of bond discount/
   amortization of bond premium             (5,203)        (1,617)          (500)
  Realized capital losses (gains)           16,760            765        (15,916)
                                       -----------------------------------------
Net cash provided by operating
 activities                                203,436        183,317        376,389
                                       -----------------------------------------

CASH FLOWS FROM INVESTING
 ACTIVITIES:
Proceeds from fixed maturities
 matured/called - held to maturity             -              -            2,155
Proceeds from fixed maturities
 matured/called - available
 for sale                                  205,669        162,514        132,231
Proceeds from fixed maturities
 sold - available for sale                 665,873        373,327        880,189
Proceeds from equity securities
 sold                                       69,397         50,508         59,494
Proceeds from other invested
 assets sold                                   181          7,605          1,368
Cost of fixed maturities acquired
 - available for sale                     (990,369)      (731,500)    (1,413,516)
Cost of equity securities acquired         (16,643)       (22,350)       (45,825)
Cost of other invested assets
 acquired                                  (23,109)          (935)           -
Net (purchases) sales of
 short-term securities                     (38,200)        40,273        (23,422)
Net (decrease) increase in
 unsettled securities transactions             (47)          (499)         1,533
                                       -----------------------------------------
Net cash (used in) investing
 activities                               (127,248)      (121,057)      (405,793)
                                       -----------------------------------------

CASH FLOWS FROM FINANCING
 ACTIVITIES:
Acquisition of treasury stock
 net of reissuances                        (96,392)       (17,483)          (822)
Common stock issued during the
 period                                        317            610            636
Dividends paid to stockholders             (11,620)       (10,077)        (8,076)
Net borrowings on revolving
 credit agreement                           59,000            -              -
Net increase (decrease) in
 collateral for loaned
 securities                                    -          (47,119)        47,119
                                       -----------------------------------------
Net cash (used in) provided by
 financing activities                      (48,695)       (74,069)        38,857
                                       -----------------------------------------

EFFECT OF EXCHANGE RATE CHANGES
 ON CASH                                    (4,592)          (443)       (10,470)
                                       -----------------------------------------

Net increase (decrease) in cash             22,901        (12,252)        (1,017)
Cash, beginning of period                   39,326         51,578         52,595
                                       -----------------------------------------
Cash, end of period                    $    62,227    $    39,326    $    51,578
                                       =========================================

Supplemental cash flow
 information
Cash transactions:
Income taxes paid, net                 $    59,586    $    65,659    $    53,645
Interest paid                          $     1,384    $         -    $         -
Non-cash financing
 transaction:
Issuance of common stock               $       131    $       274    $      (140)

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 1999, 1998 and 1997


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  BUSINESS AND BASIS OF PRESENTATION
Everest Re Group, Ltd. ("Group"), a Bermuda company, was established in 1999 as a wholly-owned subsidiary of Everest Reinsurance Holdings, Inc. ("Holdings"). On February 24, 2000, a corporate restructuring was completed and Group became the new parent holding company of Holdings. Holders of Holdings' common stock automatically became holders of the same number of Group common shares. Prior to the restructuring, Group had no significant assets or capitalization and had not engaged in any business or prior activities other than in connection with the restructuring. Group, through its subsidiaries, principally provides property and casualty reinsurance and insurance in the United States and internationally. As used in this document, the "Company" means Group and its subsidiaries, except when referring to periods prior to February 24, 2000, when it means Holdings and its subsidiaries.

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States. The statements include the following domestic and foreign direct and indirect subsidiaries of Holdings: Group, Everest Re Merger Corporation, Everest Reinsurance Company ("Everest Re"), Everest National Insurance Company ("Everest National"), Everest Indemnity Insurance Company ("Everest Indemnity"), Everest Re Holdings, Ltd. ("Everest Ltd."), a Bermuda domiciled successor company of Everest Re Ltd. (the assets of which funded Everest Ltd. and which was formerly known as Everest Reinsurance Ltd.) and Everest Insurance Company of Canada ("Everest Canada"). They also include Mt. McKinley Managers, L.L.C. ("Mt. McKinley"), which was formed by Holdings and Everest National in 1997 as an insurance producer and which acquired in 1998 the assets of certain agency operations in Alabama and Georgia which now operate as Workcare Southeast, Inc. ("Workcare Southeast") and Workcare Southeast of Georgia, Inc. ("Workcare
Georgia"). Everest National also acquired an agency operation in Texas, Workcare, Inc. The acquisition price of these three agency operations was $2.9 million and the transaction occurred on July 1, 1998. These acquisitions have been accounted for by the purchase method. All material intercompany balances and transactions have been eliminated in consolidation. All amounts are reported in U.S. dollars.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities (and disclosure of contingent assets and liabilities) at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

B.  INVESTMENTS
Fixed maturity investments are classified as available for sale. Unrealized appreciation and depreciation, as a result of temporary changes in market value during the period, are reflected in "accumulated other comprehensive income" net of income taxes in stockholders' equity. Unrealized losses, which are deemed other than temporary, are charged to net income. Short-term investments are stated at cost, which approximates market value. Equity securities are carried at market value with unrealized appreciation or depreciation, net of applicable deferred income tax, credited or charged directly to stockholder's equity. Realized gains or losses on sale of investments are determined on the basis of identified cost. With respect to securities which are not publicly traded, market value has been determined based on pricing models. For publicly traded securities, market value is based on quoted market prices. Other invested assets include limited partnerships and rabbi trusts. The limited partnerships are valued pursuant to the equity method of accounting, which approximates market value. The Supplemental Retirement Plan rabbi trust is carried at market value, while the Deferred Compensation Plan rabbi trust and Supplemental Savings Plan rabbi trust are carried at cost. Cash includes cash and bank time deposits with original maturities of ninety days or under.

C.  UNCOLLECTIBLE REINSURANCE BALANCES
The Company provides reserves for uncollectible reinsurance balances based on management's assessment of the collectibility of the outstanding balances. Such reserves were $25.3 million at December 31, 1999 and $25.1 million at December 31, 1998. See also Note 7.

D.  DEFERRED ACQUISITION COSTS
Acquisition costs, consisting principally of commissions and brokerage expenses and certain premium taxes and fees associated with the Company's primary insurance business incurred at the time a contract or policy is issued, are deferred and amortized over the period in which the related premiums are earned, generally one year. Deferred policy acquisition costs are limited to their estimated realizable value based on the related unearned premiums, anticipated claims and claim expenses and anticipated investment income. Deferred acquisition costs amortized to income were $280.3 million, $269.2 million and $270.6 million in 1999, 1998 and 1997, respectively.

E.  LOSS AND LOSS ADJUSTMENT EXPENSE RESERVE
The reserve for unpaid losses and loss adjustment expenses is based on individual case estimates and reports received from ceding companies. A provision is included for losses and loss adjustment expenses incurred but not reported ("IBNR") based on past experience. A provision is also included for certain potential liabilities relating to asbestos and environmental exposures, which liabilities cannot be estimated with traditional reserving techniques. See also Note 11. The reserves are reviewed continually and any changes in estimates are reflected in earnings in the period the adjustment is made. Management believes that adequate provision has been made for the Company's loss and loss adjustment expenses. Loss and loss adjustment expense reserves are presented gross of reinsurance receivables and incurred losses and loss adjustment expenses are presented net of ceded reinsurance.

Accruals for contingent commission liabilities are established for reinsurance contracts that provide for the stated commission percentage to increase or decrease based on the loss experience of the contract. Changes in the estimated liability for such arrangements are recorded as contingent commissions. Accruals for contingent commission liabilities are determined through the review of the contracts that have these adjustable features and are estimated based on expected loss and loss adjustment expenses.

F.  PREMIUM REVENUES
Premiums written are earned ratably over the periods of the related insurance and reinsurance contracts or policies. Unearned premium reserves are established to cover the remainder of the unexpired contract period. Such reserves are established based upon reports received from ceding companies or computed using pro rata methods based on statistical data. Written and earned premiums, and the related costs, which have not yet been reported to the Company are estimated and accrued. Premiums are net of retrocessions (ceded reinsurance).

G.  INCOME TAXES
The Company and its subsidiaries, where required, file their own federal tax returns and calculate their current tax provisions accordingly. Deferred income taxes have been recorded to recognize the tax effect of temporary differences between the financial reporting and income tax bases of assets and liabilities. Current tax liabilities were determined for individual companies based upon their separate return basis taxable income. Members with taxable income incurred an amount in lieu of the separate return basis federal tax. Members with a loss for tax purposes recognized a current benefit in proportion to the amount of their losses utilized in computing consolidated taxable income.

H.  FOREIGN CURRENCY TRANSLATION
Assets and liabilities relating to foreign operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date; revenues and expenses are translated into U.S. dollars using average exchange rates. Gains and losses resulting from translating foreign currency financial statements, net of deferred income taxes, are excluded from net income and accumulated in stockholder's equity.

I.  EARNINGS PER SHARE
Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares or resulted in the issuance of common shares that then shared in the earnings of the entity.

Net income per common share has been computed below in accordance with SFAS No. 128, based upon weighted average common and dilutive shares outstanding.

(Dollar values in thousands
 except per share amounts)                1999           1998           1997
                                    ----------------------------------------
Net income (numerator)              $  158,061     $  165,197     $  154,955
                                    ========================================
Weighted average common and
 effect of dilutive shares
 used in the computation of
 net income per share:
  Average shares outstanding
   - basic (denominator)                48,509         50,374         50,476
   Effect of dilutive shares               177            291            289
                                    ----------------------------------------
 Average shares outstanding
   - diluted (denominator)              48,686         50,665         50,765
                                    ========================================

Net income per common share:
   Basic                            $     3.26     $     3.28     $     3.07
   Diluted                          $     3.25     $     3.26     $     3.05

Options to purchase 1,339,451 common shares at prices ranging from $23.94 to $39.16 per share, 738,600 common shares at prices ranging from $37.41 to $39.16 per share and 337,750 common shares at $39.16 per share were outstanding at the end of 1999, 1998 and 1997, respectively, but were not included in the computation of earnings per diluted share for the respective years, because the options' exercise price was greater than the average market price of the common shares at the end of such years. The options, which expire between June 10, 2006 and April 1, 2009, September 26, 2007 and September 25, 2008 and September 26, 2007, respectively, were still outstanding at the end of 1999 with the exception of 12,900 and 32,500 shares, which were not included in the computation at the end of 1998 and 1997, respectively.

J.   SEGMENTATION
In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement establishes standards for the way a public enterprise reports information about its operating segments in its financial statements. The Company, through its subsidiaries, operates in five segments: U.S. Broker Treaty, U.S. Direct Treaty Reinsurance and Insurance, U.S. Facultative, Marine, Aviation and Surety and International. The segments reported in 1999 have changed from what was reported in 1998. The presentation of segments for 1998 and 1997 has been modified to conform to the 1999 presentation. See also Note 14

K.  FUTURE APPLICATION OF ACCOUNTING STANDARDS
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement requires all derivatives to be recognized as either assets or liabilities in the statement of financial position and to be measured at fair value. This statement has been subsequently deferred to be effective for all periods beginning after June 15, 2000. Management believes that the statement will not have a material impact on the financial position of the Company.

2.  INVESTMENTS

The amortized cost, market value, and gross unrealized appreciation and depreciation of fixed maturity investments and equity securities are presented in the tables below:

(Dollar values in thousands)        Amortized     Unrealized     Unrealized        Market
                                         Cost   Appreciation   Depreciation         Value
                                  -------------------------------------------------------
As of December 31, 1999
Fixed maturities - available
 for sale
 U.S. Treasury securities
 and obligations of U.S.
 government agencies and
 corporations                     $   135,461   $        501   $      1,505   $   134,457
 Obligations of states and
  political subdivisions            2,066,456         37,893         76,346     2,028,003
 Corporate securities                 877,803          1,642         30,390       849,055
 Mortgage-backed securities           337,387          2,318          1,921       337,784
 Foreign government securities        250,644         11,932            444       262,132
 Foreign corporate securities         272,874          4,491          3,518       273,847
                                  -------------------------------------------------------
Total fixed maturities            $ 3,940,625   $     58,777   $    114,124   $ 3,885,278
                                  =======================================================
Equity securities                 $    50,224   $     41,555   $      1,086   $    90,693
                                  =======================================================
As of December 31, 1998
Fixed maturities - available
 for sale
 U.S. Treasury securities
  and obligations of U.S.
  government agencies and
  corporations                    $   151,976   $      7,644   $          4   $   159,616
 Obligations of states and
  political subdivisions            1,982,490        134,411            470     2,116,431
 Corporate securities                 839,892         46,444          5,682       880,654
 Mortgage-backed securities           388,843         20,171             68       408,946
 Foreign government securities        241,310         29,744            -         271,054
 Foreign corporate securities         246,540         17,547            213       263,874
                                  -------------------------------------------------------
Total fixed maturities            $ 3,851,051   $    255,961   $      6,437   $ 4,100,575
                                  =======================================================
Equity securities                 $    91,787   $     54,748   $        261   $   146,274
                                  =======================================================

The amortized cost and market value of fixed maturities are shown in the following table by contractual maturity. Mortgage-backed securities generally are more likely to be prepaid than other fixed maturites. As the stated maturity of such securities may not be indicative of actual maturities, the total for mortgage-backed securities is shown separately.

                                                December 31, 1999,
                                         --------------------------------
                                             Amortized             Market
(Dollar values in thousands)                      Cost              Value
                                         --------------------------------
Fixed maturities - available
 for sale
 Due in one year or less                 $     100,615      $      98,092
 Due after one year through
  five years                                   536,519            547,022
 Due after five years through
  ten years                                  1,484,449          1,501,727
 Due after ten years                         1,481,655          1,400,653
 Mortgage-backed securities                    337,387            337,784
                                         --------------------------------
TOTAL                                    $   3,940,625      $   3,885,278
                                         ================================

Proceeds from sales of fixed maturity investments during 1999, 1998 and 1997 were $665.9 million, $373.3 million and $880.2 million, respectively. Gross gains of $0.9 million, $6.3 million and $6.8 million, and gross losses of $28.5 million, $6.6 million and $9.4 million were realized on those sales during 1999, 1998 and 1997, respectively.

The changes in net unrealized gains (losses) of investments of the Company (including unrealized gains and losses on fixed maturities not reflected in stockholders' equity) are derived from the following sources:

                                              Years Ended December 31,
                                      ----------------------------------------
(Dollar values in thousands)                1999           1998           1997
                                      ----------------------------------------
Increase (decrease) during the
 period between the market
 value and cost of investments
 carried at market value, and
 deferred tax thereon:
 Equity securities                    $  (14,018)    $   16,212     $    6,361
 Fixed maturities                       (304,872)        41,034        120,764
 Other invested assets                       (42)           -              -
 Deferred taxes                          111,626        (20,036)       (44,494)
                                      ----------------------------------------
Increase (decrease) in unrealized
 appreciation, net of deferred
 taxes, included in stockholders'
 equity                                 (207,306)        37,210         82,631
Increase (decrease) during the
 period between the market value
 and cost of fixed maturities
 carried at amortized cost                   -              -           (7,852)
                                      ----------------------------------------
TOTAL                                 $ (207,306)    $   37,210     $   74,779
                                      ========================================

The components of net investment income are presented in the table below:

                                             Years Ended December 31,
                                  ----------------------------------------------
(Dollar values in thousands)              1999             1998             1997
                                  ----------------------------------------------
Fixed maturities                  $    256,067     $    249,382     $    232,779
Equity securities                        3,796            4,601            4,473
Short-term securities                    3,702            2,849            3,435
Other interest income                    1,652            3,273            2,582
                                  ----------------------------------------------
Total gross investment income          265,217          260,105          243,269
                                  ----------------------------------------------
Interest on funds held                   9,133           11,983           11,173
Other investment expenses                3,085            3,213            3,550
                                  ----------------------------------------------
Total investment expenses               12,128           15,196           14,723
                                  ----------------------------------------------
Total net investment income       $    252,999     $    244,909     $    228,546
                                  ==============================================

The components of realized capital (losses) gains are presented in the table below:

                                             Years Ended December 31,
                                  ----------------------------------------------
(Dollar values in thousands)              1999             1998             1997
                                  ----------------------------------------------
Fixed maturities                  $    (27,615)    $       (287)    $     (2,673)
Equity securities                       10,836             (455)          18,572
Short-term investments                      19              (23)              17
                                  ----------------------------------------------
TOTAL                             $    (16,760)    $       (765)    $     15,916
                                  ==============================================

Securities with a carrying value amount of $256.4 million at December 31, 1999 were on deposit with various state or governmental insurance departments in compliance with insurance laws.

3.  RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

Activity in the reserve for losses and loss adjustment expenses is summarized as follows:

                                             Years Ended December 31,
                                  ----------------------------------------------
(Dollar values in thousands)              1999             1998             1997
                                  ----------------------------------------------
Reserves at January 1             $  3,800,041     $  3,437,818     $  3,246,858
 Less reinsurance recoverables         915,741          688,694          746,640
                                  ----------------------------------------------
 Net balance at January 1            2,884,300        2,749,124        2,500,218
                                  ----------------------------------------------
Incurred related to:
 Current year                          806,930          752,349          768,597
 Prior years                           (35,360)          26,055           (3,176)
                                  ----------------------------------------------
  Total incurred losses and
   loss adjustment expenses            771,570          778,404          765,421
                                  ----------------------------------------------
Paid related to:
 Current year                          252,407          192,404          185,310
 Prior years                           484,251          450,824          331,205
                                  ----------------------------------------------
  Total paid losses and loss
   adjustment expenses                 736,658          643,228          516,515
                                  ----------------------------------------------
Net balance at December 31           2,919,212        2,884,300        2,749,124
 Plus reinsurance recoverables         727,780          915,741          688,694
                                  ----------------------------------------------
  Balance at December 31          $  3,646,992     $  3,800,041     $  3,437,818
                                  ==============================================

Prior year incurred losses decreased by $35.4 million in 1999, increased by $26.1 million in 1998 and decreased by $3.2 million in 1997. These changes were the result of normal reserve development inherent in the uncertainty in establishing loss and LAE reserves, as well as the impact of foreign exchange rate fluctuations on loss reserves and changes in the Company's coinsurance under the Stop Loss Agreement. See also Note 7.

4.    CREDIT LINE

On December 21, 1999, Holdings entered into a three-year senior revolving credit facility with a syndicate of lenders (the "Credit Facility"). First Union National Bank is the administrative agent for the Credit Facility. The Credit Facility will be used for liquidity and general corporate purposes and to refinance existing debt under Holdings' prior credit facility, which has been terminated. The Credit Facility provides for the borrowing of up to $150.0 million with interest at a rate selected by the Company equal to either (i) the Base Rate (as defined below) or (ii) an adjusted London InterBank Offered Rate ("LIBOR") plus a margin. The Base Rate is the higher of the rate of interest established by First Union National Bank from time to time as its prime rate or the Federal Funds rate plus 0.5% per annum. The amount of margin and the fees payable for the Credit Facility depend upon Holdings' senior unsecured debt rating or, if such is not available, on the financial strength rating of Holdings' subsidiary, Everest Re. Group has guaranteed all of Holdings' obligations under the Credit Facility.

The Credit Facility agreement requires Holdings to maintain a debt to capital ratio of not greater than 0.35 to 1, a minimum interest coverage ratio of 2.5 to 1 and to maintain Everest Re's statutory surplus at $850.0 million plus 25% of future aggregate net income and 25% of future aggregate capital contributions. Everest Re's statutory surplus was $1,147.6 million for the year ended December 31, 1999. Holdings' debt to capital ratio was 0.04 for the year ended December
31, 1999. Holdings' minimum interest coverage ratio was 3.5 for the year ended December 31, 1999.

As of December 31, 1999 and 1998, Holdings had outstanding borrowings of $59.0 million and $0.0 million, respectively. Interest expense incurred in connection with these borrowings was $1.5 million based on a weighted average interest rate of 5.8%, $0.0 million and $0.0 million for the periods ending December 31, 1999, December 31, 1998 and December 31, 1997, respectively.

5.  OPERATING LEASE AGREEMENTS

The future minimum rental commitments, exclusive of cost escalation clauses, at December 31, 1999 for all of the Company's operating leases with remaining non-cancelable terms in excess of one year are as follows:

(Dollar values in thousands)
2000                                                                    $  4,192
2001                                                                       4,224
2002                                                                       3,768
2003                                                                       3,046
2004                                                                         365
Thereafter                                                                   366
                                                                        --------
Total payments                                                            15,961
Sublease income                                                            2,887
                                                                        --------
Net commitments                                                         $ 13,074
                                                                        ========

All of these leases, the expiration terms of which range from 2000 to 2008, are for the rental of office space. Rental expense, net of sublease rental income, was $4.2 million, $5.3 million and $4.9 million for 1999, 1998 and 1997, respectively.

6.  INCOME TAXES

The components of income taxes for the periods presented are as follows:

                                             Years Ended December 31,
                                     ----------------------------------------
(Dollar values in thousands)               1999           1998           1997
                                     ----------------------------------------
Current tax:
 U.S.                                $   53,076     $   44,341     $   18,892
 Foreign                                  2,615          8,854         23,000
                                     ----------------------------------------
 Total current tax                       55,691         53,195         41,892
Total deferred U.S. tax (benefit)       (17,170)        (5,716)        10,453
                                     ----------------------------------------
 Total income tax                    $   38,521     $   47,479     $   52,345
                                     ========================================

A reconciliation of the U.S. federal income tax rate to the Company's effective tax rate is as follows:

                                          Years Ended December 31,
                                  ----------------------------------------
                                        1999           1998           1997
                                  ----------------------------------------
Federal income tax rate                 35.0%          35.0%          35.0%
Increase (reduction) in taxes
 resulting from:
 Tax exempt income                     (17.5)         (14.8)         (12.1)
 Other, net                              2.1            2.1            2.4
                                  ----------------------------------------
 Effective tax rate                     19.6%          22.3%          25.3%
                                  ========================================

Deferred income taxes reflect the tax effect of the temporary differences between the value of assets and liabilities for financial statement purposes and such values as measured by the tax laws and regulations. The principal items making up the net deferred income tax asset are as follows:

                                                    December 31,
                                           -----------------------------
(Dollar values in thousands)                       1999             1998
                                           -----------------------------
Deferred tax assets:
 Reserve for losses and loss
  adjustment expenses                      $    189,640     $    164,894
 Unearned premium reserve                        20,929           19,323
 Foreign currency translation                     3,899            6,637
 Net operating loss carryforward                  1,976            1,401
 Other assets                                     8,833            6,505
 Net unrealized depreciation
  of investments                                  5,222              -
                                           -----------------------------
Total deferred tax assets                       230,499          198,760
                                           -----------------------------
Deferred tax liabilities:
 Deferred acquisition costs                      28,949           24,764
 Net unrealized appreciation
  of investments                                    -            106,404
 Other liabilities                               13,224            5,355
                                           -----------------------------
Total deferred tax liabilities                   42,173          136,523
                                           -----------------------------
Net deferred tax assets                    $    188,326     $     62,237
                                           =============================

Holdings and other non-insurance companies have total net operating loss carryforwards of $5.6 million which expire during years 2001-2020. Management believes that it is more likely than not that the Company will realize the benefits of its net deferred tax assets and, accordingly, no valuation allowance has been recorded for the periods presented.

7.  RETROCESSIONS

The Company utilizes retrocessional (reinsurance) agreements to reduce its exposure to large claims and catastrophic loss occurrences. These agreements provide for recovery from retrocessionaires of a portion of losses and loss expenses under certain circumstances without relieving the insurer of its obligation to the policyholder. Losses and loss adjustment expenses incurred and earned premiums are after deduction for retrocessions. In the event retrocessionaires were unable to meet their obligations under retrocession agreements, the Company would not be able to realize the full value of the reinsurance recoverable balances. The Company may hold partial collateral, including letters of credit, under these agreements and has never suffered a significant loss because of a retrocessionaire's default. See Note 1(C).

Effective October 5, 1995, Everest Re entered into a stop loss agreement (the "Stop Loss Agreement") with Gibraltar Casualty Company ("Gibraltar"). This agreement, for a premium of $140.0 million, provides protection against 100% of the first $150.0 million of adverse development, if any, and 90% of the next $250.0 million of adverse development, if any, of Everest Re's consolidated reserves for losses and uncollectible reinsurance as of June 30, 1995, including allocated loss adjustment expense and incurred but not reported losses, provided that adverse development, if any, relating to catastrophes will be covered only to the extent that the catastrophe event occurred prior to January 1, 1995. All such adverse development is referred to herein as "Adverse Development". Payments will be made to Everest Re under the Stop Loss Agreement as Adverse Development is incurred by Everest Re. Coverage under the Stop Loss Agreement terminates on December 31, 2007, or earlier if coverage is exhausted. Through December 31, 1999 and 1998, cessions under the Stop Loss Agreement have aggregated $285.6 million and $339.2 million, respectively, yielding remaining limits, net of coinsurance, of $89.4 million and $35.8 million at December 31, 1999 and 1998, respectively.

The Prudential has, subject to the terms and conditions of the guarantee, guaranteed all of Gibraltar's payment obligations under the Stop Loss Agreement and up to $400.0 million of Gibraltar's net payment obligations under all other reinsurance agreements between Gibraltar and Everest Re, $167.3 million of which has been discharged by loss payments made to the Company subsequent to June 30, 1995. See Note 15(C). At December 31, 1999, Gibraltar's net obligations under such other reinsurance agreements consisted of the following balances:

(Dollar values in thousands)
Reinsurance receivables from Gibraltar                                 $ 345,399
Reserve for losses and loss adjustment
 expenses assumed from Gibraltar                                        (151,058)
Losses in the course of payment assumed
 from Gibraltar                                                           (4,090)
Funds held by Everest Re under reinsurance
 treaties with Gibraltar                                                (109,897)
                                                                       ---------
   Net obligations of Gibraltar                                        $  80,354
                                                                       =========

During the first quarter of 1999, Gibraltar disputed $63.0 million ceded under the Stop Loss Agreement in the fourth quarter of 1998. Gibraltar also disputed the Company's level of reserves previously ceded to and paid by Gibraltar under the Stop Loss Agreement and claimed a refund of $91.7 million. These disputes were based on Gibraltar's belief that there were redundancies in that portion of Everest Re's IBNR reserves which were subject to the Stop Loss Agreement. Pursuant to the terms of the Stop Loss Agreement, Everest Re and Gibraltar appointed an independent examiner to review the reserves underlying the disputed amounts to determine the appropriate amount of cessions to Gibraltar, and Everest Re placed the $91.7 million in a trust.

In December 1999, the independent examiner issued its findings with respect to the disputed amounts. As a result of these findings and the Company's normal year end reserve review, Everest Re and Gibraltar resolved these disputes. The resolution resulted in Everest Re reducing its gross reserves for 1995 and prior periods by $67.6 million and reducing its claim to the Stop Loss by $60.8 million. Everest Re will also receive $2.3 million in additional cash from Gibraltar as a result of the revised billing and the trust noted above has been terminated. The gross coverage limit under the Stop Loss Agreement, excluding cessions of $8.0 million in the fourth quarter of 1999, has been restored to $107.4 million. As a result, Everest Re will receive $9.5 million from Gibraltar in the first quarter of 2000. Pursuant to the Stop Loss Agreement, Everest Re will continue to evaluate its reserves each quarter to determine if additional cessions are appropriate.

During the first quarter of 1999, Gibraltar disputed $39.7 million ceded under a 1986 quota share reinsurance ("Direct Excess Retrocession") through which Gibraltar assumed 100% of the liabilities related to Everest Re's former direct excess insurance operations which ceased writing business in 1985. Gibraltar then commenced an arbitration proceeding in accordance with the Direct Excess Retrocession. Gibraltar disputed the level of reserves established by Everest Re primarily reflecting reserves for asbestos losses and Everest Re's right to determine these reserves, but Gibraltar did not dispute its responsibility to pay the ultimate losses in accordance with the terms of the Direct Excess Retrocession. As a result of the dispute, Gibraltar initially failed to provide funds or security to Everest Re in order to secure Gibraltar's payment obligations to Everest Re in accordance with the terms of the Direct Excess Retrocession. However, throughout the remainder of 1999, Gibraltar has provided substantially all of the required funding to Everest Re and Everest Re and Gibraltar agreed to halt the arbitration proceeding and to postpone the resolution of the remaining disputed issues. Management does not expect that this dispute will have a material adverse effect on the Company's future financial condition, results of operations or cash flows.

Written and earned premiums are comprised of the following:

                                           Years Ended December 31,
                                ----------------------------------------------
(Dollar values in thousands)            1999             1998             1997
                                ----------------------------------------------
Written premium:
 Direct                         $     70,473     $     78,976     $     75,653
 Assumed                           1,071,344          966,914          999,316
 Retroceded                          (46,248)         (29,291)         (43,827)
                                ----------------------------------------------
 Net written premium            $  1,095,569     $  1,016,599     $  1,031,142
                                ==============================================
Earned premium
 Direct                         $     73,822     $     75,017     $     77,784
 Assumed                           1,042,921        1,022,611        1,012,168
 Retroceded                          (45,292)         (29,618)         (40,105)
                                ----------------------------------------------
 Net earned premium             $  1,071,451     $  1,068,010     $  1,049,847
                                ==============================================

The amounts deducted from losses and loss adjustment expenses incurred for net retrocessional recoveries were $7.4 million, $357.4 million and $109.6 million for the years ended December 31, 1999, 1998 and 1997, respectively.

8.  COMPREHENSIVE INCOME

The components of comprehensive income for the periods ending December 31, 1999, 1998 and 1997 are shown in the following table:

(Dollar values in thousands)                   1999             1998             1997
                                       ----------------------------------------------
Net Income                             $    158,061     $    165,197     $    154,955

Other comprehensive income,
 before tax:
 Foreign currency translation
  adjustments                                 7,824           (6,304)         (11,891)
 Unrealized (losses)/gains on
  securities:
  Unrealized (losses)/gains
   arising during period                   (302,172)          58,012          111,209
  Less:  reclassification
   adjustment for realized
   losses/(gains) included in
   net income                                16,760              765          (15,916)
                                       ----------------------------------------------
Other comprehensive (losses)/
 income, before tax                        (311,108)          50,943          115,234
                                       ----------------------------------------------

Income tax expense (benefit)
 related to items of other
 comprehensive income:
 Tax expense (benefit) from
  foreign currency translation                2,737           (2,292)          (4,167)
 Tax (benefit) expense from holding
  (losses)/gains during period             (105,760)          20,304           38,923
 Tax (benefit) expense from (losses)
  /gains included in net income              (5,866)            (268)           5,571
                                       ----------------------------------------------
Income tax (benefit) expense related
 to items of other comprehensive
 income:                                   (108,889)          17,744           40,327

Other comprehensive (loss)/income,
 net of tax                                (202,219)          33,199           74,907
                                       ----------------------------------------------
Comprehensive (Loss)/Income            $    (44,158)    $    198,396     $    229,862
                                       ==============================================

The following table shows the components of the change in accumulated other comprehensive income for the years ending December 31, 1999 and 1998.

(Dollar values in thousands)                         1999                         1998
                                 -----------------------------------------------------
Beginning balance of
 accumulated other
 comprehensive income                          $  185,518                  $   152,319
                                               ----------                  -----------
Beginning balance of foreign
 currency translation
 adjustments                     $  (12,090)                 $   (8,078)
Current period change in
 foreign currency
 translation adjustments              5,087         5,087        (4,012)        (4,012)
                                 -----------------------------------------------------
Ending balance of foreign
 currency translation
 adjustments                         (7,003)                    (12,090)
                                 ----------                  ----------
Beginning balance of
 unrealized gains on
 securities                         197,608                     160,397
Current period change in
 unrealized gains on
 securities                        (207,306)     (207,306)       37,211         37,211
                                 -----------------------------------------------------
Ending balance of unrealized
 gains on securities                 (9,698)                    197,608
                                 ----------                  ----------
Current period change in
 accumulated other
 comprehensive income                            (202,219)                      33,199
                                               ----------                  -----------
Ending balance of
 accumulated other
 comprehensive income                          $  (16,701)                 $   185,518
                                               ==========                  ===========

9.  EMPLOYEE BENEFIT PLANS

The Company maintains both a qualified and non-qualified defined benefit pension plan for its U.S. employees. Generally, the Company computes the benefits based on average earnings over a period prescribed by the plans and credited length of service. The Company has not been required to fund contributions to its qualified defined benefit pension plan for the years ended December 31, 1999 and 1998 because the Company's qualified plan was subject to the full funding limitation under the Internal Revenue Service guidelines. The Company's non-qualified defined benefit pension plan, established in 1998, provides compensating pension benefits for participants whose benefits have been curtailed under the qualified plan due to Internal Revenue Code limitations. Pension expense for the Company's plans for the years ended December 31, 1999, 1998 and 1997 were $1.5 million, $1.6 million and $0.8 million, respectively.


The following table summarizes the status of these plans:

                                         Years Ended December 31,
                                       ----------------------------
(Dollar values in thousands)                   1999            1998
                                       ----------------------------
Change in projected benefit
 obligation:
 Benefit obligation at
  beginning of year                    $     22,095    $     17,115
 Service cost                                 1,476           1,089
 Interest cost                                1,532           1,178
 Change in accumulated
  benefit obligation                            -               954
 Affect of future salary
  increases                                     -             1,286
 Actuarial gain                                 677            (228)
 Change in discount rate                     (3,576)            869
 Benefits paid                                 (144)           (168)
                                       ----------------------------
  Benefit obligation at end
  of year                                    22,060          22,095
                                       ----------------------------

Change in plan assets:
 Fair value of plan assets
  at beginning of year                       18,132          17,389
 Actual return on plan assets                 2,475             911
 Actual contributions during
  the year                                      912             -
 Benefits paid                                 (144)           (168)
                                       ----------------------------
  Fair value of plan assets
  at end of year                             21,375          18,132
                                       ----------------------------

 Funded status                                 (685)         (3,963)
 Unrecognized prior service
  cost                                        1,181           1,328
 Unrecognized net loss or
  (gain)                                     (4,669)           (913)
 Additional liability                           (39)            -
                                       ----------------------------
 (Accrued) pension cost                $     (4,212)   $     (3,548)
                                       ============================

Plan assets are comprised of shares in investment trusts with approximately 67% and 33% of the underlying assets consisting of equity securities and fixed maturities, respectively.

Net periodic pension cost included the following components:

                                           Years Ended December 31,
                                  ------------------------------------------
(Dollar values in thousands)             1999            1998           1997
                                  ------------------------------------------
Service cost                      $     1,476    $      2,001    $     1,063
Interest cost                           1,532           1,178          1,031
Expected return on assets              (1,625)         (1,560)        (2,824)
Amortization of net loss (gain)
 from earlier periods                       6             (54)           (10)
Amortization of unrecognized
 prior service cost                       147             -            1,510
                                  ------------------------------------------
Net periodic pension cost         $     1,536    $      1,565    $       770
                                  ==========================================

The weighted average discount rates used to determine the actuarial present value of the projected benefit obligation for 1999, 1998 and 1997 are 7.5%, 6.75% and 7.00%, respectively. The rate of compensation increase used to determine the actuarial present value of the projected benefit obligation for 1999, 1998 and 1997 is 4.50%. The expected long-term rate of return on plan assets for 1999, 1998 and 1997 is 9.0%.

The Company also maintains both qualified and non-qualified defined contribution plans ("Savings Plan" and "Non-Qualified Savings Plan", respectively) covering U.S. employees. Under the plans, the Company contributes up to a maximum 3% of the participants compensation based on the contribution percentage of the employee. The Non-Qualified Savings Plan provides compensating savings plan benefits for participants whose benefits have been curtailed under the Savings Plan due to Internal Revenue Code limitations. The Company's incurred expenses related to these plans were $0.6 million, $0.5 million and $0.5 million for 1999, 1998 and 1997, respectively.

In addition, the Company maintains several defined contribution pension plans covering non-U.S. employees. Each branch office (Canada, London, Belgium, Hong Kong and Singapore) maintains a separate plan for the non-U.S. employees working in that location. The Company contributes various amounts based on salary, age, and/or years of service. The contributions as a percentage of salary for the branch offices range from 2% to 12%. The contributions are generally used to purchase pension benefits from local insurance providers. The Company's incurred expenses related to these plans were $0.3 million, $0.3 million and $0.7 million for 1999, 1998 and 1997, respectively.

During 1998, the Company adopted a Senior Executive Change of Control Plan and entered into a change of control agreement with the Chief Executive Officer, which will provide benefits to certain officers in the event of a change in control of the Company.

10. DIVIDEND RESTRICTIONS AND STATUTORY FINANCIAL INFORMATION

A.  DIVIDEND RESTRICTIONS
Under Bermuda law, Group is prohibited from declaring or paying a dividend if such payment would reduce the realizable value of its assets to an amount less than the aggregate value of its liabilities and its issued share capital and share premium (additional paid-in capital) accounts. Group's ability to pay dividends and its operating expenses is dependent upon dividends from its subsidiaries. The payment of such dividends by insurer subsidiaries is limited under Bermuda and the United States laws in which Group's insurance and reinsurance subsidiaries are licensed to transact business. The limitations are generally based upon net income and compliance with applicable policyholders' surplus or minimum solvency margin and liquidity ratio requirements as determined in accordance with the relevant statutory accounting practices.

Under Bermuda law, Bermuda Re is unable to declare or pay a dividend if it fails to meet its minimum solvency margin or minimum liquidity ratio, or if after payment of the dividend, it fails to meet its minimum solvency margin or minimum liquidity ratio. As a long-term insurer, Bermuda Re is also unable to declare or pay a dividend to anyone who is not a policyholder unless, after payment of the dividend, the value of the assets in its long-term business fund, as certified by its approved actuary, exceeds its liabilities for long-term business by at least the $250,000 minimum solvency margin. Prior approval of the Bermuda Minister of Finance is required if Bermuda Re's dividend payments would reduce its prior year-end total statutory capital by 15.0% or more.

Delaware law provides that an insurance company which is either an insurance holding company or a member of an insurance holding system and is domiciled in the state shall not pay dividends without giving prior notice to the Insurance Commissioner of Delaware and may not pay dividends without the approval of the Insurance Commissioner if the value of the proposed dividend, together with all other dividends and distributions made in the preceding twelve months, exceeds the greater of (1) 10% of statutory surplus or (2) net income, not including realized capital gains, each as reported in the prior year's statutory annual statement. In addition, no dividend may be paid in excess of unassigned earned surplus. At December 31, 1999, Everest Re had $166.5 million available for payment of dividends in 2000 without prior regulatory approval.

B.  STATUTORY FINANCIAL INFORMATION
Everest Re prepares its statutory financial statements in accordance with accounting practices prescribed or permitted by the National Association of Insurance Commissioners ("NAIC") and the Delaware Insurance Department.
Prescribed statutory accounting practices are set forth in a variety of publications of the NAIC, as well as state laws, regulations, and general administrative rules. The capital and statutory surplus of Everest Re was $1,147.6 million and $1,059.4 million at December 31, 1999 and 1998, respectively. The statutory net income of Everest Re was $149.9 million, $176.7 million and $193.1 million for the years ended December 31, 1999, 1998 and 1997, respectively.

11. CONTINGENCIES

Everest Re continues to receive claims under expired contracts which assert alleged injuries and/or damages relating to or resulting from toxic torts, toxic waste and other hazardous substances, such as asbestos. Everest Re's asbestos claims typically involve liability or potential liability for bodily injury from exposure to asbestos or for property damage resulting from asbestos or products containing asbestos. Everest Re's environmental claims typically involve potential liability for (i) the mitigation or remediation of environmental contamination or (ii) bodily injury or property damages caused by the release of hazardous substances into the land, air or water.

Everest Re's reserves include an estimate of Everest Re's ultimate liability for asbestos and environmental claims for which ultimate value cannot be estimated using traditional reserving techniques. There are significant uncertainties in estimating the amount of Everest Re's potential losses from asbestos and environmental claims. Among the complications are: (i) potentially long waiting periods between exposure and manifestation of any bodily injury or property damage; (ii) difficulty in identifying sources of asbestos or environmental contamination; (iii) difficulty in properly allocating responsibility and/or liability for asbestos or environmental damage; (iv) changes in underlying laws and judicial interpretation of those laws; (v) potential for an asbestos or environmental claim to involve many insurance providers over many policy periods; (vi) long reporting delays, both from insureds to insurance companies and ceding companies to reinsurers; (vii) historical data concerning asbestos and environmental losses, which is more limited than historical information on other types of casualty claims; (viii) questions concerning interpretation and application of insurance and reinsurance coverage; and (ix) uncertainty regarding the number and identity of insureds with potential asbestos or environmental exposure.

Although these complications have become less severe in recent years, management believes that these factors continue to render reserves for asbestos and environmental losses significantly less subject to traditional actuarial methods than are reserves on other types of losses. Given these uncertainties, management believes that no meaningful range for such ultimate losses can be established. Everest Re establishes reserves to the extent that, in the judgment of management, the facts and prevailing law reflect an exposure for Everest Re or its ceding company. Due to the uncertainties discussed above, the ultimate losses may vary materially from current loss reserves and, if coverage under the Stop Loss Agreement is exhausted, could have a material adverse effect on the Company's future financial condition, results of operations and cash flows. See
Note 7 and 15(C).

The  following   table  shows  the   development  of  prior  year  asbestos  and
environmental reserves on both a gross and net of retrocessional basis for the years ended:

(Dollar values in thousands)          1999            1998            1997
                               -------------------------------------------
Gross basis
Beginning of reserves          $   660,793     $   446,132    $    423,336
Incurred losses                      3,690         249,597          83,724
Paid losses                        (50,247)        (34,936)        (60,928)
                               -------------------------------------------
End of period reserves         $   614,236     $   660,793    $    446,132
                               ===========================================

Net basis
Beginning of reserves          $   263,542     $   212,376    $    199,557
Incurred losses  (1)                   -            15,385           3,490
Paid losses  (2)                   101,527          35,781           9,329
                               -------------------------------------------
End of period reserves         $   365,069     $   263,542    $    212,376
                               ===========================================

------------------
(1) Net of $0.0 million, $138.5 million and $41.2 million ceded in 1999, 1998 and 1997, respectively, under the incurred loss reimbursement feature of the Stop Loss Agreement.
(2) Net of $118.8 million, $39.7 million and $22.6 million ceded paid losses in 1999, 1998 and 1997, respectively, under the Stop Loss Agreement.

At December 31, 1999, the gross reserves for asbestos and environmental losses were comprised of $146.9 million representing case reserves reported by ceding companies, $70.8 million representing additional case reserves established by Everest Re on assumed reinsurance claims, $47.3 million representing case reserves established by Everest Re on direct excess insurance claims and $349.2 million representing IBNR reserves.

To the extent loss reserves for claims incurred on June 30, 1995 (December 31, 1994 for catastrophe losses) or prior on assumed reinsurance needed to be increased, and were not ceded to unaffiliated reinsurers under existing reinsurance agreements, Everest Re would be entitled to certain reimbursements under the Stop Loss Agreement. See Note 7. To the extent loss reserves on direct excess insurance policies needed to be increased and were not ceded to unaffiliated reinsurers under existing reinsurance agreements,
Everest Re would be entitled to 100% protection under a 100% quota share retrocession entered into with Gibraltar in 1986. While there can be no assurance that reserves for and losses from these claims would not increase in the future, management believes that Everest Re's existing reserves and ceded reinsurance arrangements and reimbursements available under the Stop Loss Agreement lessen the probability that such increases, if any, would have a material effect on Everest Re's financial condition, results of operations or cash flows. Everest Re does not intend to enter any new stop loss agreements with respect to exposures arising from periods prior to July 1, 1995 if the current Stop Loss Agreement with Gibraltar is exhausted or when it terminates. See Note 15(C).

Everest Re is also named in various legal proceedings incidental to its normal business activities. In the opinion of Everest Re, none of these proceedings would have a material adverse effect upon the financial condition, results of operations or cash flows of Everest Re.

The Prudential sells annuities which are purchased by property and casualty insurance companies to settle certain types of claim liabilities. In 1993 and prior, Everest Re, for a fee, accepted the claim payment obligation of the property and casualty insurer, and, concurrently, became the owner of the annuity or assignee of the annuity proceeds. In these circumstances, Everest Re would be liable if The Prudential were unable to make the annuity payments. The estimated cost to replace all such annuities for which Everest Re was contingently liable at December 31, 1999 and 1998 was $146.2 million and $143.2 million, respectively.

Everest Re has purchased annuities from an unaffiliated life insurance company to settle certain claim liabilities of Everest Re. Should the life insurance company become unable to make the annuity payments, Everest Re would be liable. The estimated cost to replace such annuities at December 31, 1999 and 1998 was $11.7 million and $10.8 million, respectively.

12. STOCK BASED COMPENSATION PLANS

The Company has in place its 1995 Stock Incentive Plan for key employees (the `1995 Employee Plan"), its 1995 Stock Option Plan for Non-Employee Directors (the "1995 Director Plan") and a 1999 Stock Option Agreement for Non-Employee Directors (the "1999 Agreement") and applies APB Opinion 25 and related interpretations in accounting for these plans and the 1999 Agreement. Accordingly, no compensation expense has been recognized in the accompanying financial statements in respect of stock options granted under these plans and the 1999 Agreement.

Under the 1995 Employee Plan, a total of 3,949,000 shares of common stock have been authorized to be granted as stock options, stock awards or restricted stock awards to officers and key employees of the Company. At December 31, 1999, there were 1,461,651 remaining shares available to be granted. Under the 1995 Director Plan, a total of 50,000 shares of common stock have been authorized to be granted as stock options to non-employee directors of the Company. At December 31, 1999, there were 38,145 remaining shares available to be granted. Under the 1999 Agreement, a total of 26,000 shares of common stock have been granted as stock options to non-employee directors of the Company. Options granted under the 1995 Employee Plan vest at 20% per year over five years, options granted under the 1995 Director Plan vest at 50% per year over two years and options granted under the 1999 Agreement vest at 33% per year over three years. All options are exercisable at fair market value of the stock at the date of grant and expire ten years after the date of grant. Restricted stock granted under the 1995 Employee Plan vests, beginning one year after the date of grant, in equal annual installments over five years.

A summary of the status of the Company's stock options as of December 31, 1999, 1998 and 1997 and changes during the years then ended is presented below:

                                                 1999                            1998                          1997
                         ------------------------------------------------------------------------------------------
                                            Weighted-                       Weighted-                     Weighted-
                                              Average                         Average                       Average
                                             Exercise                        Exercise                      Exercise
                               Shares           Price          Shares           Price         Shares          Price
                         ------------------------------------------------------------------------------------------
Outstanding,
 beginning of year          1,307,099    $      30.35         999,020    $      26.39        732,570    $     19.72
Granted                       390,500           30.63         429,750           37.57        339,250          39.13
Exercised                      17,400           18.24          34,436           17.74         11,100          16.75
Forfeited                      26,100           32.54          87,235           25.58         61,700          19.00
                         ------------                    ------------                    -----------
Outstanding, end of
 year                       1,654,099    $      30.50       1,307,099    $      30.35        999,020    $     26.39
                         ------------                    ------------                    -----------
Options exercisable
 at year-end                  603,299                         365,189                        215,313
                         ============                    ============                    ===========
Weighted-average fair
 value of options
 granted during the
 year                                    $      13.66                    $      17.21                   $     18.37
                                         ============                    ============                   ===========

The following table summarizes information about stock options outstanding at December 31, 1999:

                                                          Options Outstanding              Options Exercisable
                          ------------------------------------------------------------------------------------
                                                  Weighted-
                                 Number             Average         Weighted-         Number         Weighted-
Range of                    Outstanding           Remaining           Average    Exercisable           Average
Exercise Prices             at 12/31/99    Contractual Life    Exercise Price    at 12/31/99    Exercise Price
--------------------------------------------------------------------------------------------------------------
$16.75 to $20.94                308,000                 5.6    $        17.02        246,500    $        17.02
$22.56 to $26.63                237,399                 6.6    $        24.13        147,399    $        24.11
$30.63 to $39.16              1,108,700                 8.5    $        35.61        209,400    $        38.50
                         --------------                        -----------------------------------------------
                              1,654,099                 7.7    $        30.50        603,299    $        26.21
                         ==============                        ===============================================

Since its 1995 initial public offering, the Company has issued to certain key employees of the Company 58,100 restricted shares of stock. Upon issuance of restricted shares, unearned compensation is charged to stockholders' equity for the cost of the restricted stock and is amortized over the vesting period. The amount of earned compensation recognized as expense with respect to restricted stock awards was $131,667, $98,505 and $202,977 for 1999, 1998 and 1997,
respectively.  In 1998,  10,460  restricted  shares were forfeited,  while 6,400 restricted shares were forfeited in 1997. The Company acquired 1,047 shares, 1,680 shares and 30,887 shares of its common stock at a cost of $28,989, $57,641 and $845,598 in 1999, 1998 and 1997, respectively. The 1997 acquisitions were primarily from the Chief Executive Officer, to fund required withholding taxes arising from a prior period stock award. Also, the Company recorded contributions of paid in capital representing the tax benefits attributable to the difference between the amount of compensation expense deductible for tax purposes with respect to the stock awards and the amount of such compensation expense reflected in the Company's financial statements.

Had the compensation cost for the Company's stock based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

(Dollar values in thousands
 except per share amounts)                             1999          1998          1997
                                                 --------------------------------------
Net Income                        As reported    $  158,061    $  165,197    $  154,955
                                  Pro forma      $  153,768    $  162,768    $  153,492
Earnings per share - basic        As reported    $     3.26    $     3.28    $     3.07
                                  Pro forma      $     3.17    $     3.23    $     3.04
Earnings per share - diluted      As reported    $     3.25    $     3.26    $     3.05
                                  Pro forma      $     3.16    $     3.21    $     3.02

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: (i) dividend yields ranging from 0.5% to 0.8%; (ii) expected volatility ranging from 32.9% to 34.8%; (iii) risk-free interest rates ranging from a low of 4.7% to a high of 7.0%; and (iv) expected life of 7.5 years.

In addition to the 1995 Employee Plan and 1995 Director Plan, the Company issued 5,260, 4,537 and 3,685 shares of treasury stock having an aggregate value of $160,000, $179,135 and $131,250 to its non-employee directors as compensation for their service as directors in 1999, 1998 and 1997, respectively.

13. RELATED-PARTY TRANSACTIONS

During the normal course of business, the Company, through its affiliates, engages in arms-length reinsurance and brokerage and commission business transactions with companies controlled or affiliated with its outside directors. These transactions are immaterial to the Company's financial condition, results of operations and cash flows.

14. SEGMENT REPORTING

The Company, through its subsidiaries, operates in five segments: U.S. Broker Treaty, U.S Direct Treaty Reinsurance and Insurance, U.S. Facultative, Marine, Aviation and Surety and International. These segments are generally referred to as operations in this document. The U.S. Broker Treaty operation writes property, accident and health and casualty reinsurance through reinsurance brokers within the United States. The U.S. Direct Treaty Reinsurance and Insurance operation writes property and casualty reinsurance directly with ceding companies and primary property and casualty insurance, through agency relationships and program administrators within the United States. The U.S. Facultative operation writes property, casualty and specialty business through brokers and directly with ceding companies within the United States. The Marine, Aviation and Surety operation writes marine, aviation and surety business within the United States and worldwide.

The International operation writes reinsurance through the Company's branches in Belgium, London, Canada, Hong Kong and Singapore, in addition to foreign "home-office" business. The U.S. Facultative, Marine, Aviation and Surety and International operations write business through brokers and directly with ceding companies.

These segments are managed in a carefully coordinated fashion with strong elements of central control, including with respect to capital, investments and support operations. As a result, management monitors and evaluates the financial performance of these operating segments based upon their underwriting gain or loss ("underwriting results"). Underwriting results include earned premium less loss and loss adjustment expenses incurred, commission and brokerage expenses and other underwriting expenses. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. See Note 1.

The Company does not maintain separate balance sheet data for each of its operating segments. Accordingly, the Company does not review and evaluate the financial results of its operating segments based upon balance sheet data.

The following tables present the relevant underwriting results for the operating segments for the three years ended December 31, 1999, 1998 and 1997.

                               U.S. BROKER TREATY
                               ------------------

(Dollar values in thousands)                  1999              1998              1997
                                     -------------------------------------------------
Earned premiums                      $     406,003     $     370,103     $     304,747
Incurred  losses and loss
 adjustment expenses                       291,814           250,883           221,407
Commission and brokerage                   102,365            96,407            84,266
Other underwriting expenses                  9,526             8,835             9,071
                                     -------------------------------------------------
Underwriting gain/(loss)             $       2,298     $      13,978     $      (9,997)
                                     =================================================

                  U.S. DIRECT TREATY REINSURANCE AND INSURANCE
                  --------------------------------------------

(Dollar values in thousands)                  1999              1998              1997
                                     -------------------------------------------------
Earned premiums                      $     182,478     $     173,124     $     155,419
Incurred  losses and loss
 adjustment expenses                       124,990           129,167           121,906
Commission and brokerage                    47,873            43,875            41,047
Other underwriting expenses                 12,046            11,349            10,913
                                     -------------------------------------------------
Underwriting gain/(loss)             $      (2,431)    $     (11,267)    $     (18,447)
                                     =================================================

                                U.S. FACULTATIVE
                                ----------------

(Dollar values in thousands)                  1999              1998              1997
                                     -------------------------------------------------
Earned premiums                      $      68,107     $      72,631     $      79,315
Incurred  losses and loss
 adjustment expenses                        43,756            44,412            64,683
Commission and brokerage                    14,876            15,381            18,004
Other underwriting expenses                  6,244             6,345             6,162
                                     -------------------------------------------------
Underwriting gain/(loss)             $       3,231     $       6,493     $      (9,534)
                                     =================================================

                           MARINE, AVIATION AND SURETY
                           ---------------------------

(Dollar values in thousands)                  1999              1998              1997
                                     -------------------------------------------------
Earned premiums                      $     123,118     $     110,631     $     158,990
Incurred  losses and loss
 adjustment expenses                        82,632            83,016           110,117
Commission and brokerage                    38,897            32,536            47,261
Other underwriting expenses                  3,749             4,538             4,625
                                     -------------------------------------------------
Underwriting gain/(loss)             $      (2,160)    $      (9,459)    $      (3,013)
                                     =================================================

                                  INTERNATIONAL
                                  -------------

(Dollar values in thousands)                  1999              1998              1997
                                     -------------------------------------------------
Earned premiums                      $     291,745     $     341,521     $     351,376
Incurred  losses and loss
 adjustment expenses                       228,378           270,926           247,308
Commission and brokerage                    81,946            86,360            84,218
Other underwriting expenses                 14,892            16,422            17,569
                                     -------------------------------------------------
Underwriting gain/(loss)             $     (33,471)    $     (32,187)    $       2,281
                                     =================================================

The following table reconciles the underwriting results for the operating segments to income before tax as reported in the consolidated statements of operations and comprehensive income:

(Dollar values in thousands)                  1999              1998              1997
                                     -------------------------------------------------
Underwriting gain (loss)             $     (32,533)    $     (32,442)    $     (38,710)
Net investment income                      252,999           244,909           228,546
Realized gain (loss)                       (16,760)             (765)           15,916
Corporate expenses                          (4,604)           (2,072)           (3,332)
Interest expense                             1,490               -                 -
Other income (expense)                      (1,030)            3,046             4,880
                                     -------------------------------------------------
Income before taxes                  $     196,582     $     212,676     $     207,300
                                     =================================================

The Company writes premium in the United States and selected international markets. The revenues, net income and identifiable assets of the individual foreign countries in which the Company writes business are not material.

Approximately 17.9%, 17.0% and 19.3% of the Company's gross premiums written in 1999, 1998 and 1997, respectively, were sourced through one intermediary.

15. SUBSEQUENT EVENTS

A.  REORGANIZATION
Group, a Bermuda company, was established in 1999 as a wholly-owned subsidiary of Holdings. On February 23, 2000, the stockholders of Holdings approved an agreement and plan of merger to effect a restructuring. On February 24, 2000, the restructuring was completed and Group became the new parent holding company of Holdings. Holders of Holdings' common stock became holders of the same number of Group common shares. Prior to the restructuring, Group had no significant assets or capitalization and had not engaged in any business or prior activities other than in connection with the restructuring. The restructuring also involved the establishment of a Bermuda-based reinsurance subsidiary, Everest Reinsurance (Bermuda), Ltd. ("Bermuda Re"), as a wholly-owned subsidiary of Group. Bermuda Re is registered as a Class 4 insurer and long-term insurer and is eligible to write property and casualty business and life and annuity business. In connection with the restructuring, Group formed a new Delaware subsidiary, Everest Global Services, Inc., to perform administrative and back-office functions for Group and its U.S. and non-U.S. based subsidiaries.

B.  ISSUANCE OF DEBT
On March 14, 2000, Holdings completed public offerings of $200.0 million principal amount of 8.75% senior notes due March 15, 2010 and $250.0 million principal amount of 8.50% senior notes due March 15, 2005. The net proceeds from the sale of the notes were $197.7 million and $248.1 million, respectively, after deducting underwriting discounts, less expenses incurred by Holdings in connection with the offering. Holdings retained approximately $50.0 million of the net proceeds for general corporate purposes. Approximately $400.0 million of the net proceeds were distributed by Holdings to Group and approximately $250.0 million was used by Group to capitalize Bermuda Re. The remainder of the proceeds that were distributed to Group will be used for general corporate purposes.

C.  GIBRALTAR ACQUISITION
On February 24, 2000, Holdings announced an agreement with The Prudential to acquire all of the issued and outstanding shares of Gibraltar Casualty Company for approximately $52.0 million. Closing of the acquisition will be subject to the satisfaction of customary closing conditions and the receipt of regulatory approvals.

Upon the closing of the acquisition:

o Everest Re's current reinsurance contracts with Gibraltar, including the Stop Loss Agreement, will remain in effect. However, these contracts will become transactions with affiliates with the financial impact eliminated through inter-company accounts.

o The Prudential Guarantees will be terminated and The Prudential will be released from its obligations.

o In 1991, Everest Re distributed the stock of Gibraltar to PRUCO, Inc., a direct, wholly-owned subsidiary of The Prudential ("PRUCO"). Simultaneously, PRUCO and Gibraltar entered into a surplus maintenance agreement (the "PRUCO Surplus Maintenance Agreement") pursuant to which PRUCO agreed to purchase such amount of surplus notes as may be necessary to maintain Gibraltar's statutory surplus at no less than $15 million at all times. PRUCO shortly thereafter distributed the stock of Gibraltar to The Prudential. The PRUCO Surplus Maintenance Agreement will be terminated.

o     On  October  6,  1995,  Holdings  agreed,  pursuant  to a Standby  Capital
      Contribution Agreement (the "Capital Contribution Agreement"), to make certain capital contributions ("Capital Contributions") to Everest Re. And, on October 6, 1995, PRUCO agreed to make payments ("Indemnity Payments") to Holdings, pursuant to an Indemnity Agreement (the "PRUCO Indemnity"), in an amount equal to the Capital Contributions. The PRUCO Indemnity will be terminated and PRUCO will be released from it obligations.

In connection with the acquisition, The Prudential will provide reinsurance to Gibraltar covering 80% of the first $200.0 million of any adverse development in Gibraltar's reserves.

16. UNAUDITED QUARTERLY FINANCIAL DATA

Summarized quarterly financial data were as follows:

(Dollar values in thousands
 except per share amounts)                1st           2nd           3rd           4th
                                      Quarter       Quarter       Quarter       Quarter
                                   ----------------------------------------------------
1999 OPERATING DATA:
 Gross written premium             $  253,896    $  283,183    $  299,535    $  305,205
 Net written premium                  242,504       271,430       290,359       291,276
 Earned premium                       234,135       275,419       285,480       276,417
 Net investment income                 62,080        64,570        62,232        64,117
 Net realized capital gain
  (loss)                               (2,186)       (7,267)       (7,686)          379
 Total claims and underwriting
  expenses (1)                        242,047       283,899       293,431       289,211
 Net income (loss)                 $   41,242    $   38,065    $   39,209    $   39,545
                                   ====================================================

 Net income per common share
  - basic                          $     0.83    $     0.78    $     0.81    $     0.84
 Net income per common share
  - diluted                        $     0.82    $     0.78    $     0.80    $     0.84


1998 OPERATING DATA:

 Gross written premium             $  253,011    $  267,452    $  272,408    $  253,019
 Net written premium                  242,694       255,599       257,985       260,321
 Earned premium                       241,336       264,726       265,242       296,707
 Net investment income                 60,013        62,525        60,667        61,704
 Net realized capital gain
  (loss)                                  (17)        2,523           989        (4,260)
 Total claims and underwriting
  expenses                            250,853       273,413       273,735       304,523
 Net income (loss)                 $   39,801    $   43,544    $   42,125    $   39,728
                                   ====================================================

 Net income per common share
  - basic                          $     0.79    $     0.86    $     0.83    $     0.79
 Net income per common share
  - diluted                        $     0.78    $     0.86    $     0.83    $     0.79

----------------------
(1)  Fourth Quarter 1999 includes $2,798 of non-recurring restructure expenses.

EVEREST REINSURANCE HOLDINGS, INC.

SCHEDULE I - SUMMARY OF INVESTMENTS -
OTHER THAN INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 1999

COLUMN A                                  COLUMN B         COLUMN C         COLUMN D
------------------------------------------------------------------------------------
                                                                              Amount
                                                                            Shown in
                                                             Market          Balance
(Dollars in thousands)                        Cost            Value            Sheet
                                      ----------------------------------------------
Fixed maturities-available
 for sale
 Bonds:
  U.S. government and
   government agencies                $    135,461     $    134,457     $    134,457
  State, municipalities and
   political subdivisions                2,066,456        2,028,003        2,028,003
  Foreign government securities            250,644          262,132          262,132
  Foreign corporate securities             272,874          273,847          273,847
  Public utilities                          96,134           94,764           94,764
  All other corporate bonds                761,036          734,323          734,323
  Mortgage pass-through
   securities                              337,387          337,784          337,784
  Redeemable preferred stock                20,633           19,968           19,968
                                      ----------------------------------------------
Total fixed maturities-
 available for sale                      3,940,625        3,885,278        3,885,278
Equity securities                           50,224           90,693           90,693
Short-term investments                      73,558           73,558           73,558
Other invested assets                       27,524           27,482           27,482
Cash                                        62,227           62,227           62,227
                                      ----------------------------------------------
Total investments and cash            $  4,154,158     $  4,139,238     $  4,139,238
                                      ==============================================

EVEREST REINSURANCE HOLDINGS, INC.

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED BALANCE SHEET

                                                   December 31,
                                     ---------------------------------------
(Dollars in thousands, except
 par value per share)                             1999                  1998
                                     ---------------------------------------
ASSETS
 Cash                                $           4,231     $             -
 Investment in subsidiaries,
  at equity in the underlying
  net assets                                 1,385,054             1,460,084
 Receivable from affliate                       (1,920)               18,884
 Deferred tax asset                              1,944                 1,904
 Other assets                                      435                   -
                                     ---------------------------------------
Total assets                         $       1,389,744     $       1,480,872
                                     =======================================

LIABILITIES
 Revolving credit facility           $          59,000     $             -
 Other liabilities                               3,262                 1,668
                                     ---------------------------------------

STOCKHOLDERS' EQUITY
 Preferred stock, par value:
  $0.01;  50 million shares
  authorized; no shares
  issued and outstanding
  (includes 0.2 million shares
  of Series A Junior Preferred
  Stock)                                           -                     -
 Common stock, par value:
  $0.01;  200 million shares
  authorized; 50.9 million
  shares issued in 1999 and
  1998                                             509                   509
 Paid-in capital                               390,912               390,559
 Unearned compensation                            (109)                 (240)
 Accumulated other comprehensive
  income, net of deferred taxes
  benefit of $9.1 million in
  1999 and deferred income taxes
  of $99.8 million in 1998                     (16,701)              185,518
 Treasury stock, at cost; 4.4
  million shares in 1999 and
  0.9 million shares in 1998                  (122,070)              (25,642)
 Retained earnings                           1,074,941               928,500
                                     ---------------------------------------
  Total stockholders' equity                 1,327,482             1,479,204
                                     ---------------------------------------
   Total liabilities and
    stockholders' equity             $       1,389,744     $       1,480,872
                                     =======================================

See notes to consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED STATEMENT OF OPERATIONS

                                          For Years Ended December 31,
                               -------------------------------------------------
(Dollars in thousands)                  1999              1998              1997
                               -------------------------------------------------
REVENUES
Dividends received
 from subsidiary               $         -       $      43,125     $       9,270
Net investment income                    612               521               241
Equity in undistributed
 net income of subsidiary            161,388           122,197           146,970
                               -------------------------------------------------
    Total revenues                   162,000           165,843           156,481
                               -------------------------------------------------

EXPENSES
Interest expense                       1,490                 -                 -
Other expenses                         2,489               862             1,184
                               -------------------------------------------------

Income before taxes                  158,021           164,981           155,297
Income tax (benefit) expense             (40)             (216)              342
                               -------------------------------------------------
       Net income              $     158,061     $     165,197     $     154,955
                               =================================================

See notes to consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED STATEMENT OF CASHFLOWS

                                           For Years Ended December 31,
                                  ----------------------------------------------
(Dollars in thousands)                    1999             1998             1997
                                  ----------------------------------------------
CASH FLOWS FROM OPERATING
 ACTIVITIES
Net income                        $    158,061     $    165,197     $    154,955
 Adjustments to reconcile
  net income to net cash
  provided by operating
  activities:
 Equity in undistributed
  (earnings) loss of
  subsidiaries                        (161,388)        (122,197)        (146,970)
 Increase (decrease) in
  other liabilities                      1,594             (181)            (296)
 Decrease in current tax
  receivable                               -                -              2,918
 (Increase) in deferred
  tax asset                                (40)            (216)             -
 (Increase) in other assets               (435)             -                -
 Decrease (increase) in
  receivable from affliates             20,754          (13,154)          (2,300)
 Non-cash compensation                     131              273              203
                                  ----------------------------------------------

NET CASH PROVIDED BY
 OPERATING ACTIVITIES                   18,677           29,722            8,510

CASH FLOWS FROM INVESTING
 ACTIVITIES
 Additional investment in
  subsidiaries                              50           (2,772)            (248)


CASH FLOWS FROM FINANCING
 ACTIVITIES
Net borrowing on revolving
 credit line                            59,000              -                -
Acquisition of treasury stock
 net of reissuances                    (62,106)         (17,483)            (822)
Common stock issued during
 the period                                317              610              636
Dividends paid to
 stockholders                          (11,707)         (10,077)          (8,076)
                                  ----------------------------------------------
Net cash (used in) financing
 activities                            (14,496)         (26,950)          (8,262)

Net increase in cash                     4,231              -                -
Cash, begining of period                   -                -                -
                                  ----------------------------------------------
Cash, end of period               $      4,231     $        -       $        -
                                  ==============================================


SUPPLEMENTAL CASH FLOW
 INFORMATION
NON-CASH OPERATING TRANSACTION:
Dividends received from
 subsidiary in the form
 of forgiveness of
 liabilities                      $        836     $        967     $      1,536

See notes to consolidated financial statements.

EVEREST REINSURANCE HOLDINGS, INC.

SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION

    COLUMN A       COLUMN B    COLUMN C   COLUMN D    COLUMN F   COLUMN G   COLUMN H     COLUMN I   COLUMN J   COLUMN K
-----------------------------------------------------------------------------------------------------------------------
                                RESERVE                                     INCURRED
                             FOR LOSSES                                     LOSS AND AMORTIZATION
                   DEFERRED    AND LOSS   UNEARNED                    NET       LOSS  OF DEFERRED      OTHER
                ACQUISITION  ADJUSTMENT    PREMIUM      EARNED INVESTMENT ADJUSTMENT  ACQUISITION  OPERATING    WRITTEN
GEOGRAPHIC AREA       COSTS    EXPENSES   RESERVES     PREMIUM     INCOME   EXPENSES        COSTS   EXPENSES    PREMIUM
-----------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1999
 Domestic          $ 63,324  $3,083,151  $ 239,488  $  779,706  $ 209,617  $ 543,192  $   198,323   $ 41,857 $  799,265
 International       19,389     563,841     69,075     291,745     43,382    228,378       81,946     14,892    296,304
                   ----------------------------------------------------------------------------------------------------
   Total           $ 82,713  $3,646,992  $ 308,563  $1,071,451  $ 252,999  $ 771,570  $   280,269   $ 56,749 $1,095,569
                   ====================================================================================================

DECEMBER 31, 1998 (1)
 Domestic          $ 50,476  $3,242,579  $ 217,982  $  726,489  $ 194,607  $ 507,478  $   182,800   $ 38,538 $  713,022
 International       20,277     557,462     66,658     341,521     50,302    270,926       86,360     16,422    303,577
                   ----------------------------------------------------------------------------------------------------
   Total           $ 70,753  $3,800,041  $ 284,640  $1,068,010  $ 244,909  $ 778,404  $   269,160   $ 54,960 $1,016,599
                   ====================================================================================================

DECEMBER 31, 1997 (1)
 Domestic                                           $  698,471  $ 175,053  $ 518,113  $   186,387   $ 38,294 $  695,211
 International                                         351,376     53,493    247,308       84,218     17,569    335,931
                                                    -------------------------------------------------------------------
   Total                                            $1,049,847  $ 228,546  $ 765,421  $   270,605   $ 55,863 $1,031,142
                                                    ===================================================================

(1) The 1998 and 1997 amounts have been restated to conform to the 1999 segment presentation.

EVEREST REINSURANCE HOLDINGS, INC.

SCHEDULE IV - REINSURANCE

COLUMN A                          COLUMN B          COLUMN C          COLUMN D      COLUMN E     COLUMN F
---------------------------------------------------------------------------------------------------------
                                     GROSS          CEDED TO      ASSUMED FROM           NET   ASSUMED TO
(Dollars in thousands)              AMOUNT   OTHER COMPANIES   OTHER COMPANIES        AMOUNT          NET
                                  -----------------------------------------------------------------------
DECEMBER 31, 1999
Total property and liability
 insurance earned premium         $ 73,822   $        45,292   $     1,042,921   $ 1,071,451         97.3%
DECEMBER 31, 1998
Total property and liability
 insurance earned premium         $ 75,017   $        29,618   $     1,022,611   $ 1,068,010         95.7%
DECEMBER 31, 1997
Total property and liability
 insurance earned premium         $ 77,784   $        40,105   $     1,012,168   $ 1,049,847         96.4%


INDEX TO EXHIBITS

EXHIBIT NO.
-----------

       2.1 Agreement and Plan of Merger among Everest Reinsurance Holdings, Inc., Everest Re Group, Ltd. And Everest Re Merger Corporation, incorporated herein by reference to Exhibit 2.1 to the Registration Statement on Form S-4 (No. 333-87361)

       3.1 Memorandum of Association of Everest Re Group, Ltd., incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-4 (No. 333-87361)

       3.2  Bye-Laws of Everest Re Group, Ltd., filed herewith

       4.1  Specimen   Everest  Re  Group,   Ltd.  Common   share   certificate,
            incorporated by reference to Exhibit 4.1 of the Registration Statement on form S-4 (No. 333-87361)

       4.2 Indenture, dated March 14, 2000, between Everest Reinsurance Holdings, Inc. and The Chase Manhattan Bank, as Trustee, incorporated herein by reference to Exhibit 4.1 to the Form 8-K filed on March 15, 2000

       4.3 First Supplemental Indenture relating to the 8.5% Senior Notes due March 15, 2005, dated March 14, 2000, between Everest Reinsurance Holding, Inc. and The Chase Manhattan Bank, as Trustee, incorporated herein by reference to Exhibit 4.2 to the Form 8-K filed on March 15, 2000

       4.4 Second Supplemental Indenture relating to the 8.75% Senior Notes due March 15, 2010, dated March 14, 2000, between Everest Reinsurance Holdings, Inc. and The Chase Manhattan Bank, as Trustee, incorporated herein by reference to Exhibit 4.3 to the Form 8-K filed on March 15, 2000

    * 10.1 Everest Reinsurance Holdings, Inc. Annual Incentive Plan effective January 1, 1999, incorporated herein by reference to Exhibit 10.1 to the Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998 10-K")

      10.2 Stop Loss Agreement entered into between Everest Reinsurance Company and Gibraltar Casualty Company, incorporated herein by reference to
            Exhibit  10.6  to   the   Registration   Statement   on   Form   S-1
            (No. 33-71652)

    * 10.3 Everest Reinsurance Holdings, Inc. Amended 1995 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.3 to the Annual Report on Form 10-K for the year ended December 31, 1995 (the "1995 10-K")

      10.4 Sublease, effective as of February 1, 1997 between The Prudential Insurance Company of America and Everest Reinsurance Company, incorporated herein by reference to Exhibit 10.5 to the Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 10-K")

    * 10.5 Everest Reinsurance Holdings, Inc. 1995 Stock Option Plan for Non-Employee Directors, incorporated herein by reference to Exhibit
            4.3 to the Registration Statement on Form S-8 (No. 333-05771)

    * 10.6 Amended and Restated Employment Agreement between Everest Reinsurance Company and Joseph V. Taranto, incorporated herein by reference to Exhibit 10.50 to the Registration Statement on Form S-1 (No. 33-71652)

    * 10.7 Resolution adopted by Board of Directors of Everest Reinsurance Holdings, Inc. on April 1, 1999 awarding stock options to outside directors, incorporated herein by reference to Exhibit 10.25 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (the "second quarter 1999 10-Q")

    * 10.8 Resolution adopted by the Board of Directors of Everest Reinsurance Holdings, Inc. on February 23, 2000 awarding stock options to outside Directors, filed herewith

      10.9 Standby Capital Contribution Agreement between Everest Reinsurance Holdings, Inc. and Everest Reinsurance Company, incorporated herein by reference to Exhibit 10.69 to the Registration Statement on Form S-1 (No. 33-71652)

     10.10 Indemnification Agreement between PRUCO, Inc. and Everest Reinsurance Holdings, Inc., incorporated herein by reference to
            Exhibit   10.70   to   the   Registration   Statement  on  Form  S-1
            (No. 33-71652)

     10.11 Guarantee made by The Prudential Insurance Company of America in favor of Everest Reinsurance Company, incorporated herein by reference to Exhibit 10.71 to the Registration Statement on Form S-1 (No. 33-71652)

     10.12 Guarantee made by The Prudential Insurance Company of America in favor of Everest Reinsurance Holdings, Inc., incorporated herein by reference to Exhibit 10.72 to the Registration Statement on Form S-1 (No. 33-71652)

     10.13 1995 Service Contract between Everest Reinsurance Company and Gibraltar Casualty Company, incorporated herein by reference to
            Exhibit  10.73   to  the   Registration   Statement   on   Form  S-1
            (No. 33-71652)

     10.14 Separation Agreement among The Prudential Insurance Company of America, Gibraltar Casualty Company, Everest Reinsurance Company, PRUCO, Inc., and Everest Reinsurance Holdings, Inc., incorporated herein by reference to Exhibit 10.2 to the Registration Statment on Form S-1 (No. 33-71652)

   * 10.15 Form of Non-Qualified Stock Option Award Agreement to be entered into between Everest Reinsurance Holdings, Inc. and participants in the 1995 Stock Incentive Plan, incorporated herein by reference to
            Exhibit 10.15 to the 1995 10-K

   * 10.16 Form of Restricted Stock Agreement to be entered into between Everest Reinsurance Holdings, Inc. and participants in the 1995 Stock Incentive Plan, incorporated herein by reference to Exhibit
            10.16 to the 1995 10-K

   * 10.17 Form of Stock Option Agreement (Version 1) to be entered into between Everest Reinsurance Holdings, Inc. and participants in the 1995 Stock Option Plan for Non-Employee Directors, incorporated herein by reference to Exhibit 10.17 to the 1995 10-K

   * 10.18 Form of Stock Option Agreement (Version 2) to be entered into between Everest Reinsurance Holdings, Inc. and participants in the 1995 Stock Option Plan for Non-Employee Directors, incorporated herein by reference to Exhibit 10.18 to the 1995 10-K

     10.19 Credit agreement between Everest Reinsurance Holdings, Inc. and First Union National Bank dated June 16, 1997 providing for a $50 million revolving credit facility, incorporated herein by reference to Exhibit 10.19 to the Form 8-K filed on June 24, 1997

   * 10.20 Deferred Compensation Plan, as amended, for certain United States employees of Everest Reinsurance Holdings, Inc. and its participating subsidiaries incorporated herein by reference to
            Exhibit 10.20 to the 1998 10-K

   * 10.21 Employment Agreement with Joseph V. Taranto executed on July 15, 1998, incorporated herein by reference to Exhibit 10.21 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (the "second quarter 1998 10-Q")

   * 10.22 Change of Control Agreement with Joseph V. Taranto effective July 15, 1998, incorporated herein by reference to Exhibit 10.22 to the second quarter 1998 10-Q

   * 10.23 Senior Executive Change of Control Plan, incorporated herein by reference to Exhibit 10.24 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1998

     10.24 Credit Line Extension dated May 20, 1998 between Everest Reinsurance Holdings, Inc. and First Union National Bank,
            incorporated herein by reference to Exhibit 10.23 to the second quarter 1998 10-Q

     10.25 First Amendment to Credit Agreement and Extension dated June 10, 1999 between Everest Reinsurance Holdings, Inc. and First Union National Bank, incorporated herein by reference to Exhibit 10.27 to the second quarter 1999 10-Q

   * 10.26 Executive Performance Annual Incentive Plan adopted by stockholders on May 20, 1999, incorporated herein by reference to Exhibit 10.26 to the second quarter 1999 10-Q

     10.27 Second Amendment to Credit Agreement, Consent and Waiver, dated November 9, 1999, between Everest Reinsurance Holdings, Inc. and First Union National Bank, incorporated herein by reference to
            Exhibit 10.29 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (the "third quarter 1999 10-Q")

   * 10.28 Amendment to Amended and Restated Employment Agreement between Everest Reinsurance Company, Everest Reinsurance Holdings, Inc. and Joseph V. Taranto dated September 21, 1999 incorporated herein by reference to Exhibit 10.28 to the third quarter 1999 10-Q

   * 10.29 Amendment of Employment Agreement by and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc., Everest Re Group, Ltd. and Joseph V. Taranto dated February 15, 2000, filed herewith

   * 10.30 Amendment of Change of Control Agreement by and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc., Everest Re Group, Ltd. and Joseph V. Taranto dated February 15, 2000, filed herewith

     10.31 Credit Agreement Between Everest Reinsurance Holdings, Inc., the Lenders Named Therein and First Union National Bank dated December 21, 1999 providing for a $150 million Senior Revolving Credit Facility, incorporated herein by reference to Exhibit 10.30 to the Form 8-K, filed on December 28, 1999

     10.32 Stock Purchase Agreement between the Prudential Insurance Company of America and Everest Reinsurance Holdings, Inc. for the sale of common stock of Gibraltar Casualty Company dated February 24, 2000, filed herewith

     10.33 Parent Guaranty dated February 24, 2000 made by Everest Re Group, Ltd. in favor of the Lenders under Everest Reinsurance Holdings, Inc.'s Credit Facility, filed herewith

     10.34 Form of Stock Option Agreement for Non-Employee Directors, filed herewith

      11.1  Statement  regarding   computation  of  per  share  earnings,  filed
            herewith

      21.1  Subsidiaries of the registrant, filed herewith

      23.1  Consent of PricewaterhouseCoopers LLP, filed herewith

      27.1  Financial Data Schedule, filed herewith

--------------------------
* Management contract or compensatory plan or arrangement.