Form 10-Q
period 2000-06-30
EVEREST RE GROUP LTD
filed 2000-08-09
CIK 1095073

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:                                  Commission File Number:
    June 30, 2000                                               1-15731
---------------------                                   ----------------------

                             EVEREST RE GROUP, LTD.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


        BERMUDA                                           Not Applicable
------------------------                           ----------------------------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Excha, e Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                           YES   X               NO
                               -----                -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                  Number of Shares Outstanding
              Class                                     at August 8, 2000
              -----                               ----------------------------

Common Shares,   $.01 par value                            45,822,705

                             EVEREST RE GROUP, LTD.

                               Index To Form 10-Q

                                     PART I

                             FINANCIAL INFORMATION
                             ---------------------
                                                                           Page
                                                                           ----

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

         Consolidated Balance Sheets at June 30, 2000  (unaudited)
          and December 31, 1999                                               3

         Consolidated Statements of Operations and Comprehensive Income
          for the three months and six months ended June 30, 2000
          and 1999 (unaudited)                                                4

         Consolidated Statements of Changes in Shareholders' Equity for
          the three months and six months ended June 30, 2000 and 1999
          (unaudited)                                                         5

         Consolidated Statements of Cash Flows for the three months
          and six months ended June 30, 2000 and 1999 (unaudited)             6

         Notes to Consolidated Interim Financial Statements                   7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
         AND RESULTS OF OPERATIONS                                           17
         -------------------------

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK          27
         ----------------------------------------------------------

                                     PART II

                                OTHER INFORMATION
                                -----------------

ITEM 1.  LEGAL PROCEEDINGS                                                   28
         -----------------

ITEM 2.  CHANGES IN SECURITIES                                               28
         ---------------------

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                   None
         -------------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 28
         ---------------------------------------------------

ITEM 5.  OTHER INFORMATION                                                 None
         -----------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                    29
         --------------------------------

Part I - Item 1

                             EVEREST RE GROUP, LTD.
                           CONSOLIDATED BALANCE SHEETS
               (Dollars in thousands, except par value per share)

                                                June 30,       December 31,
                                              ------------     ------------
                                                  2000             1999
                                              ------------     ------------
ASSETS:                                        (unaudited)
Fixed maturities - available for
 sale, at market value (amortized
 cost: 2000, $4,373,542; 1999,
 $3,940,625)                                  $  4,352,341     $  3,885,278
Equity securities, at market value
 (cost: 2000, $22,980; 1999, $50,224)               41,918           90,693
Short-term investments                             153,384           73,558
Other invested assets                               28,666           27,482
Cash                                                66,837           62,227
                                              ------------     ------------
    Total investments and cash                   4,643,146        4,139,238

Accrued investment income                           69,460           64,898
Premiums receivable                                338,716          294,941
Reinsurance receivables                            759,224          742,513
Funds held by reinsureds                           170,238          157,237
Deferred acquisition costs                          93,396           82,713
Prepaid reinsurance premiums                        22,040            9,582
Deferred tax asset                                 188,013          188,326
Other assets                                        30,951           24,854
                                              ------------     ------------
TOTAL ASSETS                                  $  6,315,184     $  5,704,302
                                              ============     ============

LIABILITIES:
Reserve for losses and adjustment
 expenses                                     $  3,605,768     $  3,646,992
Unearned premium reserve                           351,673          308,563
Funds held under reinsurance treaties              187,392          178,520
Losses in the course of payment                    100,051           67,065
Contingent commissions                              25,445           58,169
Other net payable to reinsurers                     27,256           13,217
Current federal income taxes                       (14,894)          (4,475)
8.5% Senior notes due 3/15/2005                    249,578               -
8.75% Senior notes due 3/15/2010                   198,969               -
Revolving credit agreement borrowings              106,000           59,000
Accrued interest on debt and borrowings             11,849              106
Other liabilities                                   65,453           49,663
                                              ------------     ------------
    Total liabilities                            4,914,540        4,376,820


SHAREHOLDERS' EQUITY:
Preferred shares, par value: $0.01;
 50 million shares authorized; no
 shares issued and outstanding                          -                -
Common shares, par value: $0.01;
 200 million shares authorized;
 45.8 million shares issued in 2000
 and 50.9 million shares issued in 1999                458              509
Additional paid-in capital                         252,769          390,912
Unearned compensation                                  (64)            (109)
Accumulated other comprehensive income,
 net of deferred income taxes benefit
 of $4.3 million in 2000 and deferred
 income taxes benefit of $9.1 million
 in 1999                                            (9,194)         (16,701)
Retained earnings                                1,156,730        1,074,941
Treasury shares, at cost; 0.0 million
 shares in 2000 and 4.4 million shares
 in 1999                                               (55)        (122,070)
                                              ------------     ------------
    Total shareholders' equity                   1,400,644        1,327,482
                                              ------------     ------------
TOTAL LIABILITIES AND SHAREHOLDERS'
 EQUITY                                       $  6,315,184     $  5,704,302
                                              ============     ============

The accompanying notes are an integral part of the consolidated financial statements.

                             EVEREST RE GROUP, LTD.
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                (Dollars in thousands, except per share amounts)

                                 Three Months Ended         Six Months Ended
                                      June 30,                  June 30,
                               -----------------------   -----------------------
                                  2000         1999         2000         1999
                               ----------   ----------   ----------   ----------
                                                  (unaudited)
REVENUES:
Premiums earned                $  285,780   $  275,419   $  551,964   $  509,554
Net investment income              74,426       64,570      139,456      126,650
Net realized capital (loss)        (8,188)      (7,267)        (369)      (9,453)
Other income/(expense)               (370)      (1,700)         440       (1,603)
                               ----------   ----------   ----------   ----------
Total revenues                    351,648      331,022      691,491      625,148
                               ----------   ----------   ----------   ----------

CLAIMS AND EXPENSES:
Incurred loss and loss
 adjustment expenses              233,669      196,852      430,058      365,721
Commission, brokerage,
 taxes and fees                    46,272       74,590      111,930      136,241
Other underwriting expenses        13,028       12,457       24,704       23,984
Interest expense on
 senior notes                       9,722           -        11,342           -
Interest expense on
 credit facility                    1,888          283        3,351          283
                               ----------   ----------   ----------   ----------
Total claims and expenses         304,579      284,182      581,385      526,229
                               ----------   ----------   ----------   ----------

INCOME BEFORE TAXES                47,069       46,840      110,106       98,919

Income tax                          8,340        8,775       22,819       19,612
                               ----------   ----------   ----------   ----------

NET INCOME                     $   38,729   $   38,065   $   87,287   $   79,307
                               ==========   ==========   ==========   ==========

Other comprehensive income/
 (loss), net of tax                (8,697)     (68,671)       7,507      (98,521)
                               ----------   ----------   ----------   ----------

COMPREHENSIVE INCOME/(LOSS)    $   30,032   $  (30,606)  $   94,794   $  (19,214)
                               ==========   ==========   ==========   ==========

PER SHARE DATA:
 Average shares outstanding
  (000's)                          45,820       48,679       45,854       49,238
 Net income per common share
  - basic                      $     0.85   $     0.78   $     1.90   $     1.61
                               ==========   ==========   ==========   ==========

 Average diluted shares
  outstanding (000's)              46,125       48,897       46,065       49,459
 Net income per common
  share - diluted              $     0.84   $     0.78   $     1.89   $     1.60
                               ==========   ==========   ==========   ==========

The accompanying notes are an integral part of the consolidated financial statements.

                             EVEREST RE GROUP, LTD.
                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                (Dollars in thousands, except per share amounts)

                                   Three Months Ended            Six Months Ended
                                        June 30,                      June 30,
                               ---------------------------   ---------------------------
                                   2000           1999            2000          1999
                               ------------   ------------   ------------   ------------
                                                      (unaudited)
COMMON SHARES (shares
 outstanding):
Balance, beginning of
 period                          45,817,697     49,006,740     46,457,817     49,989,204
Issued during the period              3,644             -          12,144         16,800
Treasury shares acquired
 during the period                       -        (353,800)      (650,400)    (1,354,120)
Treasury shares reissued
 during the period                       -           1,288          1,780          2,344
                               ------------   ------------   ------------   ------------
Balance, end of period           45,821,341     48,654,228     45,821,341     48,654,228
                               ============   ============   ============   ============

COMMON SHARES (par value):
Balance, beginning of
 period                        $        458   $        509   $        509   $        509
Retirement of common
 shares during the period                -              -             (51)            -
Issued during the period                 -              -              -              -
                               ------------   ------------   ------------   ------------
Balance, end of period                  458            509            458            509
                               ------------   ------------   ------------   ------------

ADDITIONAL PAID IN CAPITAL:
Balance, beginning of period        252,521        390,881        390,912        390,559
Retirement of treasury
 shares during the period                -              -        (138,546)            -
Common shares issued
 during the period                      248             -             405            307
Treasury shares reissued
 during the period                       -              10             (2)            25
                               ------------   ------------   ------------   ------------
Balance, end of period              252,769        390,891        252,769        390,891
                               ------------   ------------   ------------   ------------

UNEARNED COMPENSATION:
Balance, beginning of
 period                                 (86)          (200)          (109)          (240)
Net increase during
 the period                              22             40             45             80
                               ------------   ------------   ------------   ------------
Balance, end of period                  (64)          (160)           (64)          (160)
                               ------------   ------------   ------------   ------------

ACCUMULATED OTHER
 COMPREHENSIVE INCOME,
 NET OF DEFERRED
 INCOME TAXES:
Balance, beginning of
 period                                (497)       155,668        (16,701)       185,518
Net increase (decrease)
 during the period                   (8,697)       (68,671)         7,507        (98,521)
                               ------------   ------------   ------------   ------------
Balance, end of period               (9,194)        86,997         (9,194)        86,997
                               ------------   ------------   ------------   ------------

RETAINED EARNINGS:
Balance, beginning of
 period                           1,120,750        966,737      1,074,941        928,500
Net income                           38,729         38,065         87,287         79,307
Dividends declared
 ($0.06 and $0.12 per
 share in 2000 and
 1999)                               (2,749)        (2,896)        (5,498)        (5,901)
                               ------------   ------------   ------------   ------------
Balance, end of period            1,156,730      1,001,906      1,156,730      1,001,906
                               ------------   ------------   ------------   ------------

TREASURY SHARES AT COST:
Balance, beginning of
 period                                 (55)       (58,344)      (122,070)       (25,642)
Retirement of treasury
 shares during the period                -              -         138,399             -
Treasury shares acquired
 during the period                       -         (11,072)       (16,426)       (43,799)
Treasury shares reissued
 during the period                       -              30             42             55
                               ------------   ------------   ------------   ------------
Balance, end of period                  (55)       (69,386)           (55)       (69,386)
                               ------------   ------------   ------------   ------------

TOTAL SHAREHOLDERS' EQUITY,
 END OF PERIOD                 $  1,400,644   $  1,410,757   $  1,400,644   $  1,410,757
                               ============   ============   ============   ============

The accompanying notes are an integral part of the consolidated financial statements.

                             EVEREST RE GROUP, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                     Three Months Ended              Six Months Ended
                                          June 30,                         June 30,
                               ---------------------------   ---------------------------
                                   2000           1999           2000           1999
                               ------------   ------------   ------------   ------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:                                          (unaudited)
Net income                     $     38,729   $     38,065   $     87,287   $     79,307
 Adjustments to reconcile
 net income to net cash
 provided by operating
 activities:
 (Increase) decrease in
  premiums receivable               (17,269)         9,411        (47,162)       (16,841)
 Decrease (Increase) in
  funds held, net                     7,920        (23,492)        (5,968)       (20,098)
 (Increase) decrease in
  reinsurance receivables           (26,515)        43,063        (17,818)       128,701
 (Increase) in deferred
  tax asset                          (1,726)        (2,110)        (4,482)        (9,182)
 (Decrease) in reserve for
  losses and loss adjustment
  expenses                           (2,213)       (41,487)       (15,864)       (62,848)
 Increase (decrease) in
  unearned premiums                  14,653         (1,343)        44,928          8,648
 (Increase) in other assets
  and liabilities                   (14,056)       (32,190)       (12,593)        (9,963)
 Non cash compensation
  expense                                22             40             45             80
 Accrual of bond discount/
  amortization of bond premium       (2,903)        (1,228)        (5,111)        (2,540)
 Amortization of underwriting
  discount on senior notes               34             -              40             -
 Realized capital losses              8,188          7,267            369          9,453
                               ------------   ------------   ------------   ------------
Net cash provided by (used in)
 operating activities                 4,864         (4,004)        23,671        104,717
                               ------------   ------------   ------------   ------------

CASH FLOWS FROM INVESTING
 ACTIVITIES:
Proceeds from fixed maturities
 matured/called - available
 for sale                            59,349         50,048         88,805        123,679
Proceeds from fixed maturities
  sold - available for sale         313,447        250,976        411,137        327,094
Proceeds from equity securities
 sold                                 5,604          2,620         48,267          2,620
Proceeds from other invested
 assets sold                             -             131             -             131
Cost of fixed maturities
 acquired - available for sale     (379,238)      (299,940)      (970,183)      (537,645)
Cost of equity securities
 acquired                              (700)          (645)        (1,823)          (645)
Cost of other invested assets
 acquired                               (28)           (67)        (1,558)        (1,829)
Net sales (purchases) of
 short-term securities               37,663        (22,653)       (77,049)       (18,715)
Net (decrease) increase in
 unsettled securities
 transactions                       (36,434)        (6,023)        11,868         14,051
                               ------------   ------------   ------------   ------------
Net cash (used in) investing
 activities                            (337)       (25,553)      (490,536)       (91,259)
                               ------------   ------------   ------------   ------------

CASH FLOWS FROM FINANCING
 ACTIVITIES:
Acquisition of treasury shares
 net of reissuances                      -         (11,042)       (16,533)       (43,729)
Common shares issued during
 the period                             248             10            354            317
Dividends paid to shareholders       (2,749)        (2,896)        (5,498)        (5,901)
Proceeds from issuance of
 senior notes                            -              -         448,507             -
Net borrowing on revolving
 credit agreement                        -          35,000         47,000         35,000
                               ------------   ------------   ------------   ------------
Net cash (used in) provided
 by financing activities             (2,501)        21,072        473,830        (14,313)
                               ------------   ------------   ------------   ------------

EFFECT OF EXCHANGE RATE
 CHANGES ON CASH                     (2,211)        (1,980)        (2,355)        (4,361)
                               ------------   ------------   ------------   ------------

Net (decrease) increase
 in cash                               (185)       (10,465)         4,610         (5,216)

Cash, beginning of period            67,022         44,575         62,227         39,326
                               ------------   ------------   ------------   ------------
Cash, end of period            $     66,837   $     34,110   $     66,837   $     34,110
                               ============   ============   ============   ============

SUPPLEMENTAL CASH FLOW
 INFORMATION
Cash transactions:
Income taxes paid, net         $     32,105   $     28,839   $     38,519   $     33,634
Interest paid                  $      1,987   $        213   $      2,910   $        213
Non-cash financing
 transaction:
Issuance of common shares      $         22   $         40   $         45   $         80

The accompanying notes are an integral part of the consolidated financial statements.

                             EVEREST RE GROUP, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

1.       GENERAL

On February 24, 2000, a corporate restructuring was completed and Everest Re Group, Ltd. ("Group") became the new parent holding company of Everest Reinsurance Holdings, Inc. ("Holdings"), which remains the holding company for Group's U.S. based operations. The "Company" means Group and its subsidiaries, except when referring to periods prior to February 24, 2000, when it means Holdings and its subsidiaries.

The consolidated financial statements of the Company for the three months and six months ended June 30, 2000 and 1999 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the results on an interim basis. Certain financial information which is normally included in annual financial statements prepared in accordance with generally accepted accounting principles has been omitted since it is not required for interim reporting purposes. The year end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results for the three months and six months ended June 30, 2000 and 1999 are not necessarily indicative of the results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 1999, 1998 and 1997 included in the Company's most recent Form 10-K filing.

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

The Company's reserves include an estimate of the Company's ultimate liability for asbestos and environmental claims for which ultimate value cannot be estimated using traditional reserving techniques. There are significant uncertainties in estimating the amount of the Company's potential losses from asbestos and environmental claims. Among the complications are: (a) potentially long waiting periods between exposure and manifestation of any bodily injury or property damage; (b) difficulty in identifying sources of asbestos or environmental contamination; (c) difficulty in properly allocating responsibility and/or liability for asbestos or environmental damage; (d) changes in underlying laws and judicial interpretation of those laws;
(e) potential for an asbestos or environmental claim to involve many insurance providers over many policy periods; (f) long reporting delays, both from insureds to insurance companies and ceding companies to reinsurers;
(g)   historical   data    concerning   asbestos   and   environmental   losses,

                             EVEREST RE GROUP, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

which is more limited than historical information on other types of casualty claims; (h) questions concerning interpretation and application of insurance and reinsurance coverage; and (i) certainty regarding the number and identity of insureds with potential asbestos or environmental exposure.

Although these complications have become less severe in recent years, management believes that these factors continue to render reserves for asbestos and environmental losses significantly less subject to traditional actuarial methods than are reserves on other types of losses. Given these uncertainties, management believes that no meaningful range for such ultimate losses can be established. The Company establishes reserves to the extent that, in the judgement of management, the facts and prevailing law reflect an exposure for the Company or its ceding companies. In connection with its initial public offering in October 1995, the Company purchased an aggregate stop loss retrocession agreement (the "Stop Loss Agreement") from Gibraltar Casualty Company ("Gibraltar"), an affiliate of the Company's former parent, The Prudential Insurance Company of America ("The Prudential"). This coverage protects the Company's consolidated earnings against up to $375.0 million of the first $400.0 million of adverse development, if any, on the Company's consolidated reserves for losses, allocated loss adjustment expenses and uncollectible reinsurance at June 30, 1995 (December 31, 1994 for catastrophe losses). Through June 30, 2000, cessions under the Stop Loss Agreement have aggregated $285.6 million with available remaining limits net of coinsurance of $89.4 million. Due to the uncertainties discussed above, the ultimate losses may vary materially from current loss reserves and, if coverage under the Stop Loss Agreement is exhausted, could have a material adverse effect on the Company's future financial condition, results of operations and cash flows.

                             EVEREST RE GROUP, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

The  following   table  shows  the   development  of  prior  year  asbestos  and
environmental reserves on both a gross and net of retrocessional basis for the three months and six months ended June 30, 2000 and 1999:

(dollar amounts in thousands)        Three Months Ended          Six Months Ended
                                           June 30,                   June 30,
                                      2000         1999          2000         1999
                                   ---------    ---------     ---------    ---------
Gross basis:
Beginning of period reserves       $ 598,046    $ 654,417     $ 614,236    $ 660,793
Incurred losses                           -           985            -         2,586
Paid losses                          (17,778)     (15,909)      (33,968)     (23,886)
                                   ---------    ---------     ---------    ---------
End of period reserves             $ 580,268    $ 639,493     $ 580,268    $ 639,493
                                   =========    =========     =========    =========

Net basis:
Beginning of period reserves       $ 357,085    $ 379,828     $ 365,069    $ 263,542
Incurred losses (1)                       -            -             -            -
Paid losses (2)                      (12,181)      (6,815)      (20,165)     109,471
                                   ---------    ---------     ---------    ---------
End of period reserves             $ 344,904    $ 373,013     $ 344,904    $ 373,013
                                   =========    =========     =========    =========

(1) No losses were ceded in the three months and six months ended June 30, 2000 or in the three months and six months ended June 30, 1999 under the incurred loss reimbursement feature of the Stop Loss Agreement.

(2) No losses were ceded in the three months and six months ended June 30, 2000 and $0.0 million and $118.8 million were ceded as paid losses under the Stop Loss Agreement in the three months and six months ended June 30, 1999, respectively.

At June 30, 2000, the gross reserves for asbestos and environmental losses were comprised of $120.4 million representing case reserves reported by ceding companies, $78.1 million representing additional case reserves established by the Company on assumed reinsurance claims, $51.1 million representing case reserves established by the Company on direct excess insurance claims and $330.6 million representing incurred but not reported ("IBNR") reserves.

To the extent loss reserves on assumed reinsurance need to be increased and were not ceded to unaffiliated reinsurers under existing reinsurance agreements, the Company would be entitled to partial reimbursements consistent with the terms of the Stop Loss Agreement. To the extent loss reserves on direct excess insurance policies needed to be increased and were not ceded to unaffiliated reinsurers under existing reinsurance agreements, the Company would be entitled to

                             EVEREST RE GROUP, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

100% protection from Gibraltar under a retrocessional agreement that has been in place since 1986. While there can be no assurance that reserves for and losses from these claims will not increase in the future, management believes that the Company's existing reserves and ceded reinsurance arrangements, including reimbursements available under the Stop Loss Agreement, lessen the probability that such increases, if any, would have a material adverse effect on the Company's financial condition, results of operations or cash flows.

On February 24, 2000, Holdings announced an agreement with The Prudential to acquire all of the issued and outstanding shares of Gibraltar for approximately $52.0 million. Closing of the acquisition will be subject to the satisfaction of customary closing conditions and the receipt of regulatory approvals.

Upon the closing of the acquisition, the Company's current reinsurance contracts with Gibraltar, including the Stop Loss Agreement, will remain in effect. However, these contracts will become transactions with affiliates with the financial impact eliminated through inter-company accounts. The Prudential's guarantee of Gibraltar's obligations to the Company will be.

In connection with the acquisition a subsidiary of The Prudential will provide reinsurance to Gibraltar covering 80% of the first $200.0 million of any adverse development in Gibraltar's reserves and The Prudential will guarantee the subsidiary's obligations to Gibraltar.

The Company is involved from time to time in ordinary routine litigation and arbitration proceedings incidental to its business. The Company does not believe that there are any other material pending legal proceedings to which it or any of its subsidiaries or their properties are subject.

The Prudential sells annuities which are purchased by property and casualty insurance companies to settle certain types of claim liabilities. In 1993 and prior years, the Company, for a fee, accepted the claim payment obligation of these property and casualty insurers, and, concurrently, became the owner of the annuity or assignee of the annuity proceeds. In these circumstances, the Company would be liable if The Prudential were unable to make the annuity payments. The estimated cost to replace all such annuities for which the Company was contingently liable at June 30, 2000 was $141.7 million.

The Company has purchased annuities from an unaffiliated life insurance company to settle certain claim liabilities of the Company. Should the life insurance company become unable to make the annuity payments, the Company would be liable for those claim liabilities. The estimated cost to replace such annuities at June 30, 2000 was $12.4 million.

                             EVEREST RE GROUP, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

3.       EARNINGS PER SHARE

Net income per common share has been computed as follows:

(shares and dollar amounts in
thousands except per share
amounts)
                                    Three Months Ended        Six Months Ended
                                         June 30,                 June 30,
                                     2000        1999         2000        1999
                                   ---------------------------------------------
Net income (numerator)             $ 38,729    $ 38,065     $ 87,287    $ 79,307
                                   =============================================

Weighted average common and
 effect of dilutive shares
 used in the computation of
 net income per share:
 Average shares outstanding -
  basic (denominator)                45,820      48,679       45,854      49,238
 Effect of dilutive shares              305         218          211         221
                                   ---------------------------------------------
 Average shares outstanding -
  diluted (denominator)              46,125      48,897       46,065      49,459

Net income per common share:

 Basic                             $   0.85    $   0.78     $   1.90    $   1.61
 Diluted                           $   0.84    $   0.78     $   1.89    $   1.60

As of June 30, 2000 and 1999, options to purchase 734,000 and 736,200 shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share for the three month and six month periods ended on such dates, because the options' exercise price was greater than the average market price of the common shares during the period.

                             EVEREST RE GROUP, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

4.       OTHER COMPREHENSIVE INCOME

The Company's other comprehensive income / (loss) is comprised as follows:

(dollar amounts in thousands)         Three Months Ended        Six Months Ended
                                           June 30,                  June 30,
                                       2000        1999          2000        1999
                                    ------------------------------------------------
Net unrealized appreciation
 (depreciation) of investments,
 net of deferred income taxes       ($  9,343)   ($ 71,248)    $  7,701    ($102,412)
Currency translation
 adjustments, net of deferred
 income taxes                             646        2,577         (194)       3,891
                                    ------------------------------------------------
Other comprehensive
 income/(loss), net of deferred
 income taxes                       ($  8,697)   ($ 68,671)    $  7,507    ($ 98,521)
                                    ================================================

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

The Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1, Holdings to maintain a minimum interest coverage ratio of 2.5 to 1 and Everest Reinsurance Company ("Everest Re") to maintain its statutory surplus at $850.0 million plus 25% of future aggregate net income and 25% of future aggregate capital contributions. The Company was in compliance with these requirements at June 30, 2000 as well as for the three months and six months ended June 30, 2000.

                             EVEREST RE GROUP, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

As of June 30, 2000 and 1999, Holdings had outstanding credit line borrowings of $106.0 million and $35.0 million, respectively. Interest expense incurred in connection with these borrowings was $3.4 million and $0.3 million for the six months ended June 30, 2000 and 1999, respectively.

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

Interest expense incurred in connection with these senior notes was $11.3 million for the six months ended June 30, 2000.

7.       SEGMENT REPORTING

The Company, through its subsidiaries, operates in six segments: U.S. Broker Treaty, U.S. Direct Treaty Reinsurance and Insurance, U.S. Facultative, Marine, Aviation and Surety, International and Bermuda. The U.S. Broker Treaty operation writes property, casualty and accident and health reinsurance through reinsurance brokers within the United States. The U.S. Direct Treaty Reinsurance and Insurance operation writes property, casualty and accident and health reinsurance directly with ceding companies and primary property and casualty insurance through agency relationships and program administrators within the United States. The U.S. Facultative operation writes property, casualty and specialty business through brokers and directly with ceding companies within the United States. The Marine, Aviation and Surety operation writes marine, aviation and surety business within the United States and worldwide. The International operation writes reinsurance through the Company's branches in Belgium, London, Canada, Hong Kong and Singapore, in addition to foreign "home-office" business. The U.S. Facultative, Marine, Aviation and Surety and International operations write business through brokers and directly with ceding companies. The Bermuda operation has not yet begun writing business; therefore, there are no underwriting results for this segment in the current period disclosures.

                             EVEREST RE GROUP, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

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

The following tables present the relevant underwriting results for the operating segments for the three months and six months ended June 30, 2000 and 1999, with all dollar values presented in thousands.

                               U.S. BROKER TREATY
--------------------------------------------------------------------------------
                                 Three Months Ended         Six Months Ended
                                      June 30,                   June 30,
                                 2000         1999           2000        1999
                               -------------------------------------------------
Earned premiums                $ 103,655    $ 102,558     $ 209,718    $ 177,883
Incurred losses and loss
 adjustment expenses              96,709       75,751       174,011      143,880
Commission and brokerage           1,223       24,392        23,271       44,272
Other underwriting expenses        2,536        2,528         4,880        4,764
                               -------------------------------------------------
Underwriting gain/(loss)       $   3,187   ($     113)    $   7,556   ($  15,033)
                               =================================================

                  U.S. DIRECT TREATY REINSURANCE AND INSURANCE
--------------------------------------------------------------------------------
                                 Three Months Ended         Six Months Ended
                                      June 30,                   June 30,
                                 2000         1999           2000        1999
                               -------------------------------------------------
Earned premiums                $  63,464    $  52,192     $ 116,249    $  88,222
Incurred losses and loss
 adjustment expenses              43,090       37,147        76,785       62,222
Commission and brokerage          14,137       14,514        29,688       24,587
Other underwriting expenses        3,370        3,729         6,651        5,929
                               -------------------------------------------------
Underwriting gain/(loss)       $   2,867   ($   3,198)    $   3,125   ($   4,516)
                               =================================================


                             EVEREST RE GROUP, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                                U.S. FACULTATIVE
--------------------------------------------------------------------------------
                                 Three Months Ended         Six Months Ended
                                      June 30,                   June 30,
                                 2000         1999           2000        1999
                               -------------------------------------------------
Earned premiums                $  18,247    $  15,915     $   35,096   $  34,944
Incurred losses and loss
 adjustment expenses              12,698        9,051         23,739      20,338
Commission and brokerage           3,711        3,384          7,190       7,582
Other underwriting expenses        1,491        1,633          2,992       3,126
                               -------------------------------------------------
Underwriting gain/(loss)       $     347    $   1,847     $    1,175   $   3,898
                               =================================================

                           MARINE, AVIATION AND SURETY
--------------------------------------------------------------------------------
                                 Three Months Ended          Six Months Ended
                                      June 30,                   June 30,
                                 2000         1999           2000        1999
                               -------------------------------------------------
Earned premiums                $  25,473    $  29,168     $   49,761   $  60,539
Incurred losses and loss
 adjustment expenses              24,447       20,314         42,299      40,604
Commission and brokerage           8,117       10,181         16,895      19,530
Other underwriting expenses          987          975          1,903       1,844
                               -------------------------------------------------
Underwriting gain/(loss)      ($   8,078)  ($   2,302)   ($   11,336) ($   1,439)
                               =================================================

                                  INTERNATIONAL
--------------------------------------------------------------------------------
                                 Three Months Ended         Six Months Ended
                                      June 30,                   June 30,
                                 2000         1999           2000        1999
                               -------------------------------------------------
Earned premiums                $ 74,941     $  75,588     $  141,140   $ 147,968
Incurred losses and loss
 adjustment expenses             56,722        54,590        113,224      98,678
Commission and brokerage         19,087        22,120         34,886      40,271
Other underwriting expenses       3,460         3,991          6,846       7,550
                               -------------------------------------------------
Underwriting gain/(loss)      ($  4,328)   ($   5,113)   ($   13,816)  $   1,469
                               =================================================


                             EVEREST RE GROUP, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

The following table reconciles the underwriting results for the operating segments to income before tax as reported in the consolidated statements of operations and comprehensive income, with all dollar values presented in thousands:

                               -------------------------------------------------
                                Three Months Ended         Six Months Ended
                                     June 30,                   June 30,
                                 2000        1999          2000          1999
                               -------------------------------------------------
Underwriting gain (loss)      ($  6,005)  ($  8,879)    ($  13,296)   ($  15,621)
Net investment income            74,426      64,570        139,456       126,650
Realized gain (loss)             (8,188)     (7,267)          (369)       (9,453)
Corporate expenses                1,184        (399)         1,432           771
Interest expense                 11,610         283         14,693           283
Other income (expense)             (370)     (1,700)           440        (1,603)
                               -------------------------------------------------
Income before taxes            $ 47,069    $ 46,840      $ 110,106     $  98,919
                               =================================================

The Company writes premium in the United States and selected international markets. The revenues, net income and identifiable assets of any individual non-U.S. country in which the Company writes business are, in each case, less than 10% of the Company's consolidated results.

8.       FUTURE APPLICATION OF ACCOUNTING STANDARDS

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement requires all derivatives to be recognized as either assets or liabilities in the statement of financial position and to be measured at fair value. This statement shall be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the Financial Accounting Standards Board amended SFAS No. 133 with SFAS No. 138, which facilitates the implementation of SFAS No. 133. Management believes that these statements will not have a material impact on the financial position of the Company.

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

PART I - ITEM 2

                             EVEREST RE GROUP, LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

RESTRUCTURING

On February 24, 2000, a corporate restructuring was completed and Everest Re Group, Ltd. ("Group") became the new parent holding company of Everest Reinsurance Holdings, Inc. ("Holdings"), which remains the holding company for Group's U.S. based operations. The "Company" means Group and its subsidiaries, except when referring to periods prior to February 24, 2000, when it means Holdings and its subsidiaries.

INDUSTRY CONDITIONS

Since 1987, a number of factors, including the emergence of significant reinsurance capacity from the Bermuda and rejuvenated Lloyd's markets, higher retentions by primary insurance companies and consolidation and increased capital levels in the insurance industry, have caused increasingly competitive global market conditions across most lines of business and have influenced the softening of prices and contract terms in the current market place. Recently, market conditions, including industry-wide results of operations, have led to modest premium rate increases in some lines of insurance and reinsurance. Although the Company is encouraged by these improvements in some market conditions, the Company cannot predict with any reasonable certainty if, when or to what extent market conditions as a whole will change.

SEGMENT INFORMATION

The Company, through its subsidiaries, operates in six segments: U.S. Broker Treaty, U.S. Direct Treaty Reinsurance and Insurance, U.S. Facultative, Marine, Aviation and Surety, International and Bermuda. The U.S. Broker Treaty operation writes property, casualty and accident and health reinsurance through reinsurance brokers within the United States. The U.S. Direct Treaty Reinsurance and Insurance operation writes property, casualty and accident and health reinsurance directly with ceding companies and primary property and casualty insurance through agency relationships and program administrators within the United States. The U.S. Facultative operation writes property, casualty and specialty business through brokers and directly with ceding companies within the United States. The Marine, Aviation and Surety operation writes marine, aviation and surety business within the United States and worldwide. The International operation writes reinsurance through the Company's branches in Belgium, London, Canada, Hong Kong and Singapore, in addition to foreign "home-office" business. The U.S. Facultative, Marine, Aviation and Surety and International operations write business through brokers and directly with ceding companies. The Bermuda operation has not yet begun writing business; therefore, there are no underwriting results for this segment in the current period disclosures.

These segments are managed in a carefully coordinated fashion with strong elements of central control, including with respect to capital, investments and support operations. As a result, management monitors and evaluates the financial performance of these operating segments based upon their underwriting results.


THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

PREMIUMS. Gross premiums written increased 15.2% to $326.2 million in the three months ended June 30, 2000 from $283.2 million in the three months ended June 30, 1999 as the Company took advantage of selected growth opportunities, while continuing to generally maintain a disciplined underwriting approach. Premium growth areas included a 53.6% ($27.9 million) increase in the U.S. Direct Treaty Reinsurance and Insurance operation, mainly attributable to growth in accident and health reinsurance and primary insurance writings, a 33.4% ($5.3 million) increase in the U.S. Facultative operation, attributable to growth across all lines coupled with reporting variability, a 7.8% ($8.5 million) increase in the U.S. Broker Treaty operation, attributable to growth across its property and casualty lines and a 6.7% ($5.1 million) increase in the International operation. These increases were partially offset by a 12.0% ($3.7 million) decrease in the Marine, Aviation and Surety operation, reflecting the continued highly competitive current market conditions faced by this operation. The Company continued to decline business that did not meet its objectives regarding underwriting profitability.

Ceded premiums increased to $31.1 million in the three months ended June 30, 2000 from $11.8 million in the three months ended June 30, 1999. This increase was principally attributable to adjustment premiums of $11.7 million ceded in 2000 relating to claims made under the 1999 accident year aggregate excess of loss element of the Company's corporate retrocessional program, together with the higher utilization of contract specific retrocessions in the U.S. Broker Treaty and U.S. Direct Reinsurance and Insurance operations.

Net premiums written increased by 8.7% to $295.1 million in the three months ended June 30, 2000 from $271.4 million in the three months ended June 30, 1999. This increase was consistent with the increase in gross premiums written, partially offset by the increase in ceded premiums.

PREMIUM REVENUES. Net premiums earned increased by 3.4% to $285.8 million in the three months ended June 31, 2000 from $275.4 million in the three months ended June 30, 1999. Contributing to this increase was a 21.6% ($11.3 million) increase in the U.S. Direct Treaty Reinsurance and Insurance operation, a 14.7% ($2.3 million) increase in the U.S. Facultative operation and a 1.1% ($1.1 million) increase in the U.S. Broker Treaty operation. These increases were partially offset by a 12.7% ($3.7 million) decrease in the Marine, Aviation and Surety operation and a 0.9% ($0.6 million) decrease in the International operation. All of these changes reflect period to period changes in net written premiums and business mix together with normal variability in earnings patterns.

EXPENSES. Incurred loss and loss adjustment expenses ("LAE") increased by 18.7% to $233.7 million in the three months ended June 30, 2000 from $196.9 million in the three months ended June 30, 1999. The increase in incurred losses and LAE was principally attributable to the increase in net premiums earned together with strengthening of prior period reserves in select areas, including on a multi-year reinsurance treaty where such losses within the current experience band were accompanied by correspondingly lower commissions. This increase was partially offset by losses ceded under the Company's corporate retrocessional program and the impact of changes in the Company's mix of business. Incurred losses and LAE include catastrophe losses, which include the impact of both current period events, and favorable and unfavorable development on prior period events and are net of reinsurance. Catastrophe losses, net of contract specific cessions but before cessions under the corporate retrocessional program, in the three months ended June 30, 2000 were $6.2 million, mainly reflecting modest net adverse development on 1999 catastrophe events, compared to net catastrophe losses of $6.2 million in the three months ended June 30, 1999. Net incurred losses and LAE for the three months ended June 30, 2000 reflected ceded losses and LAE of $40.5 million, including $23.5 million ceded under the 1999 accident year aggregate excess of loss component of the Company's corporate retrocessional program and $0.0 million ceded under the Stop Loss Agreement. Ceded losses and LAE in the three months ended June 30, 1999 were $8.9 million with no cessions under the Stop Loss Agreement or the accident year aggregate excess of loss component of the Company's corporate retrocessional program.

Contributing to the increase in incurred losses and LAE in the three months ended June 30, 2000 from the three months ended June 30, 1999 were a 40.3% ($3.6 million) increase in the U.S. Facultative operation mainly attributable to increased premium volume, a 27.7% ($21.0 million) increase in the U.S. Broker Treaty operation attributable to the increased premium volume as well as the loss reserve strengthening on the multi-year reinsurance treaty noted above, an 20.3% ($4.1 million) increase in the Marine, Aviation and Surety operation, principally reflecting reserve strengthening relating to prior period aviation exposures, a 16.0% ($5.9 million) increase in the U.S. Direct Treaty Reinsurance and Insurance operation, principally as a result of increased premium volume and a 3.9% ($2.1 million) increase in the International operation due to reserve strengthening relating to prior period exposures, including 1999 accident year catastrophe losses. Incurred losses and LAE for each operation were also impacted by variability relating to changes in the level of premium volume and mix of business by class and type.

The Company's loss and LAE ratio ("loss ratio"), which is calculated by dividing incurred losses and LAE by premiums earned, increased by 10.3 percentage points to 81.8% for the three months ended June 30, 2000 from 71.5% for the three months ended June 30, 1999 reflecting the incurred losses and LAE discussed above. The Marine, Aviation and Surety, U.S. Broker Treaty, U.S. Facultative and International operations' loss ratios increased to 96.0%, 93.3%, 69.6% and 75.7% for the three months ended June 30, 2000 from 69.6%, 73.9%, 56.9% and 72.2% for the three months ended June 30, 1999, respectively. The U.S. Direct Treaty Reinsurance and Insurance operations' loss ratio decreased to 67.9% for the three months ended June 30, 2000 from 71.2% for the three months ended June 30, 1999. The loss ratios for all operations are impacted by the factors noted above.

Underwriting expenses decreased by 31.9% to $59.3 million in the three months ended June 30, 2000 from $87.0 million in the three months ended June 30, 1999. Commission, brokerage, taxes and fees decreased by $28.3 million, principally reflecting the Company's reassessment of the expected losses on a multi-year reinsurance treaty noted above that led to a $32.3 million decrease in contingent commissions with a corresponding increase to losses, partially offset by the increases in premiums written and changes in the business mix. Other underwriting expenses increased by $0.6 million. Contributing to these underwriting expense decreases were an 86.0% ($23.2 million) decrease in the U.S. Broker Treaty operation, which included the impact of the contingent commission adjustment noted above, an 18.4% ($2.1 million) decrease in the Marine, Aviation and Surety operation, a 13.6% ($3.6 million) decrease in the

International operation and a 4.0% ($0.8 million) decrease in the U.S. Direct Treaty Reinsurance and Insurance operation. These decreases were partially offset by a 3.7% ($0.2 million) increase in the U.S. Facultative operation. Except as noted, the changes for each operation's expenses principally resulted from changes in commission expenses related to changes in premium volume and business mix by class and type. The Company's expense ratio, which is calculated by dividing underwriting expenses by premiums earned, was 20.8% for the three months ended June 30, 2000 compared to 31.6% for the three months ended June 30, 1999.

The Company's combined ratio, which is the sum of the loss and expense ratios, decreased to 102.5% in the three months ended June 30, 2000 compared to 103.1% in the three months ended June 30, 1999. The U.S. Broker Treaty, International and U.S. Direct Treaty Reinsurance and Insurance operations' combined ratios decreased to 96.9%, 105.8% and 95.5%, respectively, for the three months ended June 30, 2000 from 100.1%, 106.8% and 106.1%, respectively, for the three months ended June 30, 1999. The Marine, Aviation and Surety and U.S. Facultative operations' combined ratios increased to 131.7% and 98.1%, respectively, for the three months ended June 30, 2000 from 107.9% and 88.4%, respectively, for the three months ended June 30, 1999. These changes reflect the loss and expense ratio variability noted above.

Interest expense for the three months ended June 30, 2000 was $11.6 million compared to $0.3 million for the three months ended June 30, 1999. Interest expense for the three months ended June 30, 2000 reflects $9.7 million relating to Holdings' issuance of senior notes and $1.9 million relating to Holdings' borrowing under it's revolving credit facility. Interest expense for the three months ended June 30, 1999 reflects $0.3 million relating to Holdings' borrowing under its revolving credit facility.

Other expense for the three months ended June 30, 2000 was $0.4 million compared to $1.7 million for the three months ended June 30, 1999. The change in other expense for the respective periods was principally attributable to the impact of fluctuations in foreign currency exchange rates.

INVESTMENTS. Net investment income increased 15.3% to $74.4 million in the three months ended June 30, 2000 from $64.6 million in the three months ended June 30, 1999, principally reflecting the effect of investing the $122.4 million of cash flow from operations in the twelve months ended June 30, 2000 as well as the investment of the $450.0 million in proceeds from Holdings' debt issuance. The annualized pre-tax yield on average cash and invested assets increased to 6.4% in the three months ended June 30, 2000 from the 6.3% yield in the three months ended June 30, 1999, reflecting changes in investment market conditions coupled with the investment of the proceeds of Holdings' debt issuance during the three months ended March 31, 2000. The imbedded pre-tax yield of cash and invested assets at June 30, 2000 was 6.6% compared with 6.2% at December 31, 1999, reflecting the additional funds invested over the intervening period, as well as the continued emphasis on enhancing investment yields through changes in asset mix, all in the context of changes in investment market conditions.

Net realized capital losses were $8.2 million in the three months ended June 30, 200, reflecting realized capital losses on the Company's investments of $12.1 million, partially offset by $3.9 million of realized capital gains, compared to net realized capital losses of $7.3 million in the three months ended June 30, 1999. The net realized capital losses in the three months ended June 30, 1999 reflected realized capital losses of $8.5 million, partially offset by $1.2 million of realized capital gains. The realized capital losses in the three months ended June 30, 2000 and 1999 arose mainly from activity in the Company's fixed maturity portfolio. The realized capital gains in the three months ended June 30, 2000 and 1999 arose mainly from activity in the Company's equity portfolio.

INCOME TAXES. The Company recognized income tax expense of $8.3 million in the three months ended June 30, 2000 compared to $8.8 million in the three months ended June 30, 1999.

NET INCOME. Net income was $38.7 million in the three months ended June 30, 2000 compared to $38.1 million in the three months ended June 30, 1999. This increase generally reflects the improved underwriting and investment results, partially offset by increased interest expense.


SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

PREMIUMS. Gross premiums written increased 17.4% to $630.5 million in the six months ended June 30, 2000 from $537.1 million in the six months ended June 30, 1999 as the Company took advantage of selected growth opportunities, while continuing to generally maintain a disciplined underwriting approach. Premium growth areas included a 53.9% ($52.6 million) increase in the U.S. Direct Treaty Reinsurance and Insurance operation, mainly attributable to growth in accident and health reinsurance and primary insurance writings, a 26.4% ($50.2 million) increase in the U.S. Broker Treaty operation, attributable to growth across its property and casualty lines and a 4.9% ($1.7 million) increase in the U.S. Facultative operation. These increases were partially offset by a 14.4% ($8.8 million) decrease in the Marine, Aviation and Surety operation and a 1.5% ($2.3 million) decrease in the International operation reflecting the continued highly competitive current market conditions faced by these operations. The Company continued to decline business that did not meet its objectives regarding underwriting profitability.

Ceded premiums increased to $47.8 million in the six months ended June 30, 2000 from $23.1 million in the six months ended June 30, 1999. This increase was principally attributable to the higher utilization of contract specific retrocessions in the U.S. Broker Treaty and U.S. Direct Reinsurance and Insurance operations, together with adjustment premiums of $11.7 million ceded in 2000 relating to claims made under the 1999 accident year aggregate excess of loss element of the Company's corporate retrocessional program.

Net premiums written increased by 13.4% to $582.7 million in the six months ended June 30, 2000 from $513.9 million in the six months ended June 30, 1999. This increase was consistent with the increase in gross premiums written, partially offset by the increase in ceded premiums.

PREMIUM REVENUES. Net premiums earned increased by 8.3% to $552.0 million in the six months ended June 31, 2000 from $509.6 million in the six months ended June 30, 1999. Contributing to this increase was a 31.8% ($28.0 million) increase in the U.S. Direct Treaty Reinsurance and Insurance operation, a 17.9% ($31.8 million) increase in the U.S. Broker Treaty operation and a 0.4% ($0.2 million) increase in the U.S. Facultative operation. These increases were partially offset by a 17.8% ($10.8 million) decrease in the Marine, Aviation and Surety operation and a 4.6% ($6.8 million) decrease in the International operation. All of these changes reflect period to period changes in net written premiums and business mix together with normal variability in earnings patterns.

EXPENSES. Incurred loss and LAE increased by 17.6% to $430.1 million in the six months ended June 30, 2000 from $365.7 million in the six months ended June 30, 1999. The increase in incurred losses and LAE was principally attributable to the increase in net premiums earned together with strengthening of prior period reserves in select areas, including on a multi-year reinsurance treaty where such losses within the current experience band were accompanied by correspondingly lower commissions. This increase was partially offset by losses ceded under the Company's corporate retrocessional program and the impact of changes in the Company's mix of business. Incurred losses and LAE include catastrophe losses, which include the impact of both current period events and favorable and unfavorable development on prior period events and are net of reinsurance. Catastrophe losses, net of contract specific cessions but before cessions under the corporate retrocessional program, in the six months ended June 30, 2000 were $9.2 million, mainly reflecting modest net adverse development on 1999 catastrophe events, compared to net catastrophe losses of $17.6 million in the six months ended June 30, 1999. Net incurred losses and LAE for the six months ended June 30, 2000 reflected ceded losses and LAE of $57.3 million, including $23.5 million ceded under the 1999 accident year aggregate excess of loss component of the corporate retrocessional program and $0.0 million ceded under the Stop Loss Agreement. Ceded losses and LAE in the six months ended June 30, 1999 were $19.2 million, with no cessions under the Stop Loss Agreement or the accident year aggregate excess of loss component of the corporate retrocessional program.

Contributing to the increase in incurred losses and LAE in the six months ended June 30, 2000 compared to the six months ended June 30, 1999 were a 23.4% ($14.6 million) increase in the U.S. Direct Treaty Reinsurance and Insurance operation, principally as a result of increased premium volume, a 20.9% ($30.1 million) increase in U.S. Broker Treaty operation, attributable to the increased premium volume as well as the loss reserve strengthening on the multi-year reinsurance treaty noted above, a 16.7% ($3.4 million) increase in the U.S. Facultative operation, a 14.7% ($14.5 million) increase in the International operation due to reserve strengthening related to prior period exposures, including 1999 accident year catastrophe losses, partially offset by the decreased premium volume, and a 4.2% ($1.7 million) increase in the Marine, Aviation and Surety operation, principally reflecting reserve strengthening relating to prior period aviation exposures, partially offset by the decreased premium volume. Incurred losses and LAE for each operation were also impacted by variability relating to changes in the level of premium volume and mix of business by class and type.

The Company's loss ratio increased by 6.1 percentage points to 77.9% for the six months ended June 30, 2000 from 71.8% for the six months ended June 30, 1999 reflecting the incurred losses and LAE discussed above. The U.S. Broker Treaty, International, Marine, Aviation and Surety and U.S. Facultative operations' loss ratios increased to 83.0%, 80.2%, 85.0% and 67.6% for the six months ended June 30, 2000 from 80.9%, 66.7%, 67.1% and 58.2% for the six months ended June 30,
1999, respectively. The U.S. Direct Treaty Reinsurance and Insurance operations' loss ratio decreased to 66.1% for the six months ended June 30, 2000 from 70.5% for the six months ended June 30, 1999. The loss ratios for all operations are impacted by the factors noted above.

Underwriting expenses decreased by 14.7% to $136.6 million in the six months ended June 30, 2000 from $160.2 million in the six months ended June 30, 1999. Commission, brokerage, taxes and fees decreased by $24.3 million, principally reflecting the Company's reassessment of the expected losses on a multi-year reinsurance treaty noted above that led to a $32.3 million decrease in contingent commissions with a corresponding increase to losses, partially offset by the increases in premiums written and changes in the mix of business. Other underwriting expenses increased by $0.7 million. Contributing to the underwriting expense decrease were a 42.6% ($20.9 million) decrease in the U.S. Broker Treaty operation, which included the impact of the contingent commission adjustment noted above, a 12.7% ($6.1 million) decrease in the International operation, a 12.1% ($2.6 million) decrease in the Marine, Aviation and Surety operation and a 4.9% ($0.5 million) decrease in the U.S. Facultative operation. These decreases were partially offset by a 19.1% ($5.8 million) increase in the U.S. Direct Treaty Reinsurance and Insurance operation. Except as noted, the changes for each operation's expenses principally resulted from changes in commission expenses related to changes in premium volume and business mix by class and type. The Company's expense ratio was 24.8% for the six months ended June 30, 2000 compared to 31.4% for the six months ended June 30, 1999.

The Company's combined ratio decreased to 102.7% in the six months ended June 30, 2000 compared to 103.2% in the six months ended June 30, 1999. The U.S. Broker Treaty and U.S. Direct Treaty Reinsurance and Insurance operations' combined ratios decreased to 96.4% and 97.3%, respectively, for the six months ended June 30, 2000 from 108.5% and 105.1%, respectively, for the six months ended June 30, 1999. The International, Marine, Aviation and Surety and U.S. Facultative operations' combined ratios increased to 109.8%, 122.8% and 96.7%, respectively, for the six months ended June 30, 2000 from 99.0%, 102.4% and 88.8%, respectively, for the six months ended June 30, 1999. These changes reflect the loss and expense ratio variability noted above.

Interest expense for the six months ended June 30, 2000 was $14.7 million compared to $0.3 million for the six months ended June 30, 1999. Interest expense for the six months ended June 30, 2000 reflects $11.3 million relating to Holdings' issuance of senior notes and $3.4 million relating to Holdings' borrowing under it's revolving credit facility. Interest expense for the six months ended June 30, 1999 reflects $0.3 million relating to Holdings' borrowing under its revolving credit facility.

Other income for the six months ended June 30, 2000 was $0.4 million compared to other expenses of $1.6 million for the six months ended June 30, 1999. The change in other income and expense for the respective periods was principally attributable to the impact of fluctuations in foreign currency exchange rates.

INVESTMENTS. Net investment income increased 10.1% to $139.5 million in the six months ended June 30, 2000 from $126.7 million in the six months ended June 30, 1999, principally reflecting the effect of investing the $122.4 million of cash flow from operations in the twelve months ended June 30, 2000 as well as the investment of the $450.0 million in proceeds from Holdings' debt issuance. The annualized pre-tax yield on average cash and invested assets increased to 6.3% in the six months ended June 30, 2000 from the 6.2% yield in the six months ended June 30, 1999, reflecting changes in investment market conditions coupled with the investment of the proceeds of Holdings' debt issuance late in the period ended March 31, 2000. The imbedded pre-tax yield of cash and invested assets at June 30, 2000 was 6.6% compared with 6.2% at December 31, 1999, reflecting the additional funds invested over the intervening period, as well as the continued emphasis on enhancing investment yields through changes in asset mix, all in the context of changes in investment market conditions.

Net realized capital losses were $0.4 million in the six months ended June 30, 200, reflecting realized capital losses on the Company's investments of $19.7 million, partially offset by $19.3 million of realized capital gains, compared to net realized capital losses of $9.5 million in the six months ended June 30,

1999. The net realized capital losses in the six months ended June 30, 1999 reflected realized capital losses of $10.9 million, partially offset by $1.4 million of realized capital gains. The realized capital losses in the six months ended June 30, 2000 and 1999 arose mainly from activity in the Company's fixed maturity portfolio. The realized capital gains in the six months ended June 30, 2000 and 1999 arose mainly from activity in the Company's equity portfolio.

INCOME TAXES. The Company recognized income tax expense of $22.8 million in the six months ended June 30, 2000 compared to $19.6 million in the six months ended June 30, 1999.

NET INCOME. Net income was $87.3 million in the six months ended June 30, 2000 compared to $79.3 million in the six months ended June 30, 1999. This increase generally reflects the decreases in net realized capital losses, together with the improved underwriting and investment results, partially offset by increased interest expense.


FINANCIAL CONDITION

INVESTED ASSETS. Aggregate invested assets, including cash and short-term investments, were $4,643.1 million at June 30, 2000 and $4,139.2 million at December 31, 1999. The increase in invested assets between December 31, 1999 and June 30, 2000 resulted primarily from Holdings' issuance of senior notes totaling $450.0 million, the proceeds of which have been invested, $47.0 million in credit facility borrowings, $34.1 million in net unrealized appreciation of the Company's fixed maturity investments and $23.7 million in cash flows from operations generated during the six months ended June 30, 2000. This increase was partially offset by $21.6 million in net unrealized depreciation of the Company's equity portfolio and $16.4 million in share repurchases.

LIQUIDITY. The Company's liquidity requirements are met on both a short- and long-term basis by funds provided by premiums collected, investment income, collected reinsurance receivables balances and from the sale and maturity of investments together with the availability of funds under the Company's revolving credit facility. The Company's net cash flows from operating activities were $23.7 million and $104.7 million in the six months ended June 30, 2000 and 1999, respectively. These cash flows were impacted by recoveries under the Company's Stop Loss Agreement with Gibraltar, which contributed $9.5 million and $79.0 million of such net cash flows in the six months ended June 30, 2000 and 1999, respectively. Through June 30, 2000, cessions under the Stop Loss Agreement have aggregated $285.6 million with available remaining limits net of coinsurance of $89.4 million. These cash flows were also impacted by net catastrophe loss payments of $30.2 million and $20.5 million in the six months ended June 30, 2000 and 1999, respectively, net loss payments on asbestos and environmental exposures of $20.2 million and $9.3 million for the six months ended June 30, 2000 and 1999, respectively, and by net income taxes paid of $38.5 million and $33.3 million for the six months ended June 30, 2000 and 1999, respectively. Management believes that net cash flows from operating activities, after consideration of the factors noted above, are generally consistent with expectations given changes in the Company's mix of business over the past few years toward products with shorter loss development and payout periods and normal variability in the payout of loss reserves.

On February 24, 2000, Holdings announced an agreement with The Prudential to acquire all of the issued and outstanding shares of Gibraltar for approximately $52.0 million. Closing of the acquisition will be subject to the satisfaction of customary closing conditions and the receipt of regulatory approvals.

Upon the closing of the acquisition, the Company's current reinsurance contracts with Gibraltar, including the Stop Loss Agreement, will remain in effect. However, these contracts will become transactions with affiliates with the financial impact eliminated through inter-company accounts. The Prudential's guarantee of Gibraltar's obligations to the Company will be terminated.

In connection with the acquisition a subsidiary of The Prudential will provide reinsurance to Gibraltar covering 80% of the first $200.0 million of any adverse development in Gibraltar's reserves and The Prudential will guarantee the subsidiary's obligations to Gibraltar.

Proceeds from sales, calls and maturities and investment asset acquisitions were $560.1 million and $1,050.6 million, respectively, in the six months ended June 30, 2000, compared to $467.6 million and $558.9 million, respectively, in the six months ended June 30, 1999. The activity in the six months ended June 30, 2000 generally reflected normal portfolio management activity aimed at enhancing the Company's portfolio yield along with investment asset acquisitions made utilizing the proceeds from Holdings' debt issuance. The Company's current investment strategy seeks to maximize after-tax income through a high quality, diversified, duration sensitive, taxable bond and tax-exempt municipal bond portfolio, while maintaining an adequate level of liquidity.

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

The Credit Facility requires the Company to maintain a debt to capital ratio of not greater than 0.35 to 1, Holdings to maintain a minimum interest coverage ratio of 2.5 to 1 and Everest Re to maintain its statutory surplus at $850.0 million plus 25% of future aggregate net income and 25% of future aggregate capital contributions. The Company was in compliance with these requirements at June 30, 2000 as well as for the three months and six months ended June 30, 2000.

At June 30, 2000 and 1999, Holdings had outstanding borrowings under the Credit Facility of $106.0 million and $35.0 million, respectively. Interest expense incurred in connection with these borrowings was $3.4 million and $0.3 million for the periods ended June 30, 2000 and 1999, respectively.

During the first quarter of 2000, Holdings completed a public offering of $200.0 million principal amount of 8.75% senior notes due March 15, 2010 and $250.0 million principal amount of 8.5% senior notes due March 15, 2005. Holdings distributed $400.0 million of these proceeds to the Company of which $250.0 million was used by the Company to capitalize Everest Reinsurance (Bermuda), Ltd. Interest expense incurred in connection with these senior notes was $11.3 million for the six months ended June 30, 2000.

SHAREHOLDERS' EQUITY. The Company's shareholders' equity increased to $1,400.6 million as of June 30, 2000, from $1,327.5 million as of December 31, 1999, principally reflecting net income of $87.3 million for the six months ended June 30, 2000, partially offset by $16.4 million in treasury shares acquired in the six months ended June 30, 2000. Dividends of $5.5 million were declared and paid by the Company in the six months ended June 30, 2000. During the six months ended June 30, 2000, the Company repurchased 0.650 million of its common shares at an average price of $25.24 per share with all such repurchases occurring in the three months ended March 31, 2000, raising the total repurchases under the Company's authorized repurchase program to 4.720 million shares at an average price of $27.60 per share with a total repurchase expenditure to date of $130.4 million. At June 30, 2000, 2.180 million shares remained under the existing repurchase authorization. As part of the Company's restructuring, the treasury shares held by the Company prior to February 24, 2000 were retired, resulting in a reduction to treasury shares with a corresponding reduction of paid-in capital and common shares.

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

Part II - ITEM 2. CHANGES IN SECURITIES

c)       Information required by Item 701 of Regulation S-K:

         (a) On May 23, 2000, 1,444 common shares of the Company were distributed.

         (b) The securities were distributed to the Company's four non-employee directors.

         (c) The securities were issued as compensation to the non-employee directors for services rendered to the Company.

         (d) Exemption from registration was claimed pursuant to Section 4(2) of the Securities Act of 1933. There was no public offerng offering and the participants in the transactions were the Company and its non-employee directors.

         (e)  Not applicable.

Part II - ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a)       The Annual General Meeting of Shareholders was held on May 23, 2000.

b) Martin Abrahams and John R. Dunne were elected at the meeting as Directors of the Company for a term expiring in 2003. The term of office of the following Directors continued after the meeting: William
         F. Galtney, Jr., Thomas J. Gallagher, and Joseph V. Taranto.

c)       (1)  The following Directors were elected:

                                               Votes              Votes
                                                For               Withheld
                                               -----              --------

                  Martin Abrahams           41,224,249             691,216
                  John R. Dunne             41,224,129             691,336

         (2) The Board of Directors was authorized by the shareholders to elect or appoint additional Directors up to such maximum number as may be established from time to time in accordance with the Company's bye-laws. The holders of 24,946,006 shares voted in favor of the authorization; the holders of 16,793,327 shares voted against authorization; the holders of 176,132 shares abstained. There were no broker non-votes.

          (3) The appointment of PricewaterhouseCoopers as the Company's independent auditors for the year ending December 31, 2000 was approved and the Board of Directors was authorized to set the fees for the independent auditors. The holders of 41,782,404 shares voted in favor of the appointment; the holders of 116,140 shares voted against the appointment; the holders of 16,921 shares abstained. There were no broker non-votes.

Part II - ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibit Index:

         Exhibit No.      Description                             Location
         ----------       -----------                             --------

         10.1             Amendment No. 1 to Stock Purchase
                          Agreement between The Prudential
                          Insurance Company of America and
                          Everest Reinsurance Holdings, Inc.
                          for the sale of common stock of
                          Gibraltar Casualty Company dated
                          August 8, 2000                          Filed herewith

         11.1             Statement regarding computation
                          of per-share earnings                   Filed herewith

         27               Financial Data Schedule                 Filed herewith

b) There were no reports on Form 8-K filed during the three-month period ending June 30, 2000.

Omitted from this Part II are items which are inapplicable or to which the answer is negative for the period covered.

                             EVEREST RE GROUP, LTD.

                                   Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              Everest Re Group, Ltd.
                                                   (Registrant)





                                  /S/ Stephen L. Limauro
                                      --------------------------------
                                  Stephen L. Limauro
                                  Duly Authorized Officer and Principal
                                   Accounting Officer

                                  Senior Vice President
                                   and Chief Financial Officer







Dated:  August 8, 2000