Form 10-Q
period 2000-09-30
EVEREST RE GROUP LTD
filed 2000-11-07
CIK 1095073

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:                                  Commission File Number:
  SEPTEMBER 30, 2000                                            1-15731
----------------------                                  -----------------------

                             EVEREST RE GROUP, LTD.
                         ------------------------------
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

                           YES    X                  NO
                               -------                  -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                  Number of Shares Outstanding
           Class                                       at November 7, 2000
           -----                                  ----------------------------

COMMON SHARES,     $.01 PAR VALUE                          45,847,852

                             EVEREST RE GROUP, LTD.

                               INDEX TO FORM 10-Q

                                     PART I

                              FINANCIAL INFORMATION
                              ---------------------
                                                                           PAGE
                                                                           ----

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

         Consolidated Balance Sheets at September 30, 2000
          (unaudited) and December 31, 1999                                   3

         Consolidated Statements of Operations and Comprehensive
          Income for the three months and nine months ended
          September 30, 2000 and 1999 (unaudited)                             4

         Consolidated Statements of Changes in Shareholders' Equity
          for the three months and nine months ended September 30,
          2000 and 1999 (unaudited)                                           5

         Consolidated Statements of Cash Flows for the three months and nine months ended September 30, 2000 and 1999
          (unaudited)                                                         6

         Notes to Consolidated Interim Financial Statements (unaudited)       7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
         AND RESULTS OF OPERATIONS                                           17
         -------------------------

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK          28
         ----------------------------------------------------------

                                     PART II

                                OTHER INFORMATION
                                -----------------

ITEM 1.  LEGAL PROCEEDINGS                                                   29
         -----------------

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                           29
         -----------------------------------------

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
         --------------------------------

Part I - Item 1

                             EVEREST RE GROUP, LTD.
                           CONSOLIDATED BALANCE SHEETS
               (Dollars in thousands, except par value per share)


                                    September 30,     December 31,
                                    -------------     ------------
                                        2000              1999
                                    -------------     ------------
ASSETS:                              (unaudited)
Fixed maturities - available
 for sale, at market value
 (amortized cost: 2000,
  $4,789,772; 1999, $3,940,625)     $   4,806,405     $  3,885,278
Equity securities, at market
 value (cost: 2000, $24,021;
 1999, $50,224)                            41,737           90,693
Short-term investments                    118,210           73,558
Other invested assets                      29,542           27,482
Cash                                       66,326           62,227
                                    -------------     ------------
   Total investments and cash           5,062,220        4,139,238


Accrued investment income                  82,590           64,898
Premiums receivable                       358,577          294,941
Reinsurance receivables                   468,389          742,513
Funds held by reinsureds                  168,376          157,237
Deferred acquisition costs                 97,806           82,713
Prepaid reinsurance premiums               44,623            9,582
Deferred tax asset                        193,253          188,326
Other assets                               32,850           24,854
                                    -------------     ------------
TOTAL ASSETS                        $   6,508,684     $  5,704,302
                                    =============     ============

LIABILITIES:
Reserve for losses and
 adjustment expenses                $   3,780,914     $  3,646,992
Unearned premium reserve                  384,120          308,563
Funds held under reinsurance
 treaties                                  91,054          178,520
Losses in the course of
 payment                                   64,143           67,065
Contingent commissions                     23,848           58,169
Other net payable to
 reinsurers                                51,998           13,217
Current federal income taxes              (11,511)          (4,475)
8.5% Senior notes due
 3/15/2005                                249,597               -
8.75% Senior notes due
 3/15/2010                                198,986               -
Revolving credit agreement
 borrowings                               137,000           59,000
Accrued interest on debt and
 borrowings                                 2,278              106
Other liabilities                          65,428           49,663
                                    -------------     ------------
   Total liabilities                    5,037,855        4,376,820
                                    -------------    -------------

SHAREHOLDERS' EQUITY:
Preferred shares, par value:
 $0.01; 50 million shares
 authorized; no shares
 issued and outstanding                        -                -
Common shares, par value:
 $0.01; 200 million shares
 authorized; 45.8 million
 shares issued in 2000 and
 50.9 million shares
 issued in 1999                               458              509
Additional paid-in capital                253,525          390,912
Unearned compensation                        (187)            (109)
Accumulated other
 comprehensive income, net
 of deferred income taxes
 of $6.6 million in 2000
 and deferred income taxes
 benefit of $9.1 million
 in 1999                                   15,422          (16,701)
Retained earnings                       1,201,666        1,074,941
Treasury shares, at cost;
 0.0 million shares in 2000
 and 4.4 million shares
 in 1999                                      (55)        (122,070)
                                    -------------     ------------
   Total shareholders' equity           1,470,829        1,327,482
                                    -------------     ------------
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY               $   6,508,684     $  5,704,302
                                    =============     ============

The accompanying notes are an integral part of the consolidated financial statements.

                             EVEREST RE GROUP, LTD.
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                (Dollars in thousands, except per share amounts)


                             Three Months Ended           Nine Months Ended
                                September 30,               September 30,
                           -----------------------    -------------------------
                             2000          1999          2000           1999
                           ---------     ---------    ----------     ----------
                                               (unaudited)
REVENUES:
Premiums earned            $ 291,191     $ 285,480    $  843,155     $  795,034
Net investment
 income                       78,897        62,232       218,353        188,882
Net realized
 capital (loss)                  (90)       (7,686)         (459)       (17,139)
Other income                     605         1,860         1,045            258
                           ---------     ---------    ----------     ----------
Total revenues               370,603       341,886     1,062,094        967,035
                           ---------     ---------    ----------     ----------

CLAIMS AND EXPENSES:
Incurred loss and
 loss adjustment
 expenses                    219,953       203,199       650,011        568,920
Commission, brokerage,
 taxes and fees               65,863        78,143       177,793        214,384
Other underwriting
 expenses                     12,826        12,089        37,542         36,073
Interest expense on
 senior notes                  9,831            -         21,173             -
Interest expense on
 credit facility               2,100           452         5,451            736
                           ---------     ---------    ----------     ----------
Total claims and
 expenses                    310,573       293,883       891,970        820,113
                           ---------     ---------    ----------     ----------

INCOME BEFORE TAXES           60,030        48,003       170,124        146,922

Income tax                    12,343         8,794        35,150         28,406
                           ---------     ---------    ----------     ----------

NET INCOME                 $  47,687     $  39,209    $  134,974     $  118,516
                           =========     =========    ==========     ==========


Other comprehensive
 income/(loss), net
 of tax                       24,619       (57,314)       32,123       (155,835)
                           ---------     ---------    ----------     ----------

COMPREHENSIVE INCOME/
 (LOSS)                    $  72,306     $ (18,105)   $  167,097     $  (37,319)
                           =========     =========    ==========     ==========


PER SHARE DATA:
 Average shares
  outstanding (000's)         45,834        48,618        45,848         49,029
 Net income per
  common share - basic     $    1.04     $    0.81    $     2.94     $     2.42
                           =========     =========    ==========     ==========

 Average diluted
  shares outstanding
  (000's)                     46,414        48,796        46,181         49,236
 Net income per common
  share - diluted          $    1.03     $    0.80    $     2.92     $     2.41
                           =========     =========    ==========     ==========

The accompanying notes are an integral part of the consolidated financial statements.

                             EVEREST RE GROUP, LTD.
                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                (Dollars in thousands, except per share amounts)



                                Three Months Ended         Nine Months Ended
                                  September 30,              September 30,
                             -----------------------    -----------------------
                                2000         1999          2000         1999
                             ----------   ----------    ----------   ----------
                                                 (unaudited)
COMMON SHARES (SHARES
 OUTSTANDING):
Balance, beginning of
 period                      45,821,341   48,654,228    46,457,817   49,989,204
Issued during the period         26,511           -         38,655       16,800
Treasury shares acquired
 during the period                   -      (500,297)     (650,400)  (1,854,417)
Treasury shares reissued
 during the period                   -         1,200         1,780        3,544
                             ----------   ----------    ----------   ----------
Balance, end of period       45,847,852   48,155,131    45,847,852   48,155,131
                             ==========   ==========    ==========   ==========


COMMON SHARES (PAR VALUE):
Balance, beginning of
 period                      $      458   $      509    $      509   $      509
Retirement of common shares
 during the period                   -            -            (51)          -
Issued during the period             -            -             -            -
                             ----------   ----------    ----------   ----------
Balance, end of period              458          509           458          509
                             ----------   ----------    ----------   ----------

ADDITIONAL PAID IN CAPITAL:
Balance, beginning of
 period                         252,769      390,891       390,912      390,559
Retirement of treasury
 shares during the period            -            -       (138,546)          -
Common shares issued
 during the period                  756           -          1,161          307
Treasury shares reissued
 during the period                   -            11            (2)          36
                             ----------   ----------    ----------   ----------
Balance, end of period          253,525      390,902       253,525      390,902
                             ----------   ----------    ----------   ----------

UNEARNED COMPENSATION:
Balance, beginning of
 period                             (64)        (160)         (109)        (240)
Net increase during the
 period                            (123)          29           (78)         109
                             ----------   ----------    ----------   ----------
Balance, end of period             (187)        (131)         (187)        (131)
                             ----------   ----------    ----------   ----------

ACCUMULATED OTHER
 COMPREHENSIVE INCOME, NET
 OF DEFERRED INCOME TAXES:
Balance, beginning of
 period                          (9,197)      86,997       (16,701)     185,518
Net increase (decrease)
 during the period               24,619      (57,314)       32,123     (155,835)
                             ----------   ----------    ----------   ----------
Balance, end of period           15,422       29,683        15,422       29,683
                             ----------   ----------    ----------   ----------


RETAINED EARNINGS:
Balance, beginning of
 period                       1,156,730    1,001,906     1,074,941      928,500
Net income                       47,687       39,209       134,974      118,516
Dividends declared ($0.06
 and $0.18 per share in
 2000 and 1999)                  (2,751)      (2,920)       (8,249)      (8,821)
                             ----------   ----------    ----------   ----------
Balance, end of period        1,201,666    1,038,195     1,201,666    1,038,195
                             ----------   ----------    ----------   ----------

TREASURY SHARES AT COST:
Balance, beginning of
 period                             (55)     (69,386)     (122,070)     (25,642)
Retirement of treasury
 shares during the period            -            -        138,399           -
Treasury shares acquired
 during the period                   -       (12,011)      (16,426)     (55,810)
Treasury shares reissued
 during the period                   -            28            42           83
                             ----------   ----------    ----------   ----------
Balance, end of period              (55)     (81,369)          (55)     (81,369)
                             ----------   ----------    ----------   ----------

TOTAL SHAREHOLDERS'
 EQUITY, END OF PERIOD       $1,470,829   $1,377,789    $1,470,829   $1,377,789
                             ==========   ==========    ==========   ==========

The accompanying notes are an integral part of the consolidated financial statements.

                             EVEREST RE GROUP, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                 Three Months Ended       Nine Months Ended
                                   September 30,            September 30,
                               ---------------------   -----------------------
                                  2000        1999        2000         1999
                               ---------   ---------   ----------   ----------
CASH FLOWS FROM OPERATING                       (unaudited)
 ACTIVITIES:
Net income                     $  47,687   $  39,209   $  134,974   $  118,516
 Adjustments to reconcile
  net income to net cash
  provided by operating
  activities net of effects
  from the purchase of Mt.
  McKinley Insurance Company:
 (Increase) in premiums
  receivable                     (22,045)    (18,483)     (69,207)     (35,324)
 Decrease in funds
  held, net                        7,387      46,572        1,419       26,474
 (Increase) decrease in
  reinsurance receivables        (14,400)     14,345      (32,218)     143,046
 Decrease (increase) in
  deferred tax asset               4,122      (6,959)        (360)     (16,141)
 Increase (decrease) in
  reserve for losses and
  loss adjustment expense         24,651     (22,781)       8,787      (85,629)
 Increase in unearned
  premiums                        33,185       2,511       78,113       11,159
 (Increase) in other assets
  and liabilities                (52,959)    (36,783)     (65,552)     (46,746)
 Non cash compensation
  expense                           (123)         29          (78)         109
 Accrual of bond discount/
  amortization of bond
  premium                         (2,446)     (1,060)      (7,557)      (3,600)
 Amortization of underwriting
  discount on senior notes            36          -            76           -
 Realized capital losses              90       7,686          459       17,139
                               ---------   ---------   ----------   ----------
Net cash provided by
 operating activities             25,185      24,286       48,856      129,003
                               ---------   ---------   ----------   ----------

CASH FLOWS FROM INVESTING
 ACTIVITIES:
Proceeds from fixed
 maturities matured/called
 - available for sale             61,965      51,294      150,770      174,973
Proceeds from fixed
 maturities sold
 - available for sale             23,664     321,662      434,801      648,756
Proceeds from equity
 securities sold                      -       26,647       48,267       29,267
Proceeds from other
 invested assets sold                 -           50           -           181
Cost of fixed maturities
 acquired - available
 for sale                       (512,133)   (386,479)  (1,482,316)    (924,124)
Cost of equity securities
 acquired                         (1,107)     (4,570)      (2,930)      (5,215)
Cost of other invested
 assets acquired                     (18)       (781)      (1,576)      (2,610)
Net sales (purchases) of
 short-term securities            35,645      (4,279)     (41,404)     (22,994)
Net (decrease) increase
 in unsettled securities
 transactions                     (6,313)     (9,087)       5,555        4,964
Payment for purchase of
 Mt. McKinley Insurance
 Company, net of cash
 acquired                        349,743          -       349,743           -
                               ---------   ---------   ----------   ----------
Net cash (used in)
 investing activities            (48,554)     (5,543)    (539,090)     (96,802)
                               ---------   ---------   ----------   ----------

CASH FLOWS FROM FINANCING
 ACTIVITIES:
Acquisition of treasury
 shares net of reissuances            -      (11,962)     (16,533)     (55,691)
Common shares issued
 during the period                   756         (10)       1,110          307
Dividends paid to
 shareholders                     (2,751)     (2,920)      (8,249)      (8,821)
Proceeds from issuance
 of senior notes                      -           -       448,507           -
Net borrowing on revolving
 credit agreement                 31,000          -        78,000       35,000
                               ---------   ---------   ----------   ----------
Net cash provided by
 (used in) financing
 activities                       29,005     (14,892)     502,835      (29,205)
                               ---------   ---------   ----------   ----------

EFFECT OF EXCHANGE RATE
 CHANGES ON CASH                  (6,147)        797       (8,502)      (3,564)
                               ---------   ---------   ----------   ----------

Net (decrease) increase
 in cash                            (511)      4,648        4,099         (568)

Cash, beginning of period         66,837      34,110       62,227       39,326
                               ---------   ---------   ----------   ----------
Cash, end of period            $  66,326   $  38,758   $   66,326   $   38,758
                               =========   =========   ==========   ==========


SUPPLEMENTAL CASH FLOW
 INFORMATION CASH
 TRANSACTIONS:
Income taxes paid, net         $  16,553   $  15,989   $   55,072   $   49,623
Interest paid                  $  21,467   $      -    $   24,377   $      213
NON-CASH FINANCING
 TRANSACTION:
Issuance of common shares      $    (123)  $      29   $      (78)  $      109

In the quarter ended September 30, 2000, the Company purchased all of the capital stock of Mt. McKinley Insurance Company for $51,800. In conjunction with the acquisition, the fair value of assets acquired was $679,672 and liabilities assumed was $627,872.

The accompanying notes are an integral part of the consolidated financial statements.

                             EVEREST RE GROUP, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

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

The consolidated financial statements of the Company for the three months and nine months ended September 30, 2000 and 1999 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the results on an interim basis. Certain financial information which is normally included in annual financial statements prepared in accordance with generally accepted accounting principles has been omitted since it is not required for interim reporting purposes. The year end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results for the three months and nine months ended September 30, 2000 and 1999 are not necessarily indicative of the results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 1999, 1998 and 1997 included in the Company's most recent Form 10-K filing.

2.       ACQUISITION OF GIBRALTAR CASUALTY COMPANY

On September 19, 2000, Holdings completed the acquisition of all of the issued and outstanding capital stock of Gibraltar Casualty Company ("Gibraltar") from The Prudential Insurance Company of America ("The Prudential") pursuant to a Stock Purchase Agreement between The Prudential and Holdings dated February 24, 2000 and amended on August 8, 2000 (the "Stock Purchase Agreement"). As a result of the acquisition, Gibraltar became a wholly owned subsidiary of Holdings and, immediately following the acquisition, its name was changed to Mt. McKinley Insurance Company ("Mt. McKinley").

Mt. McKinley, a run-off property and casualty insurer in the United States, has had a long relationship with Holdings and its principal operating company, Everest Reinsurance Company ("Everest Re"). Mt. McKinley was formed in 1978 by Everest Re and wrote direct insurance until 1985, when it was placed in run-off. In 1991, Mt. McKinley became a subsidiary of The Prudential. Mt. McKinley is also a reinsurer of Everest Re (all as detailed in filings with the Securities and Exchange Commission). Under a series of transactions dating to 1986, Mt. McKinley reinsured several components of Everest Re's business. In particular, Mt. McKinley provided stop-loss reinsurance protection, in connection with the Company's October 5, 1995 Initial Public Offering ("IPO"), for any
adverse loss development on Everest Re's June 30, 1995 (December 31, 1994 for catastrophe losses) reserves, with $375.0 million in limits, of which $89.4 million remains available (the "Stop Loss Agreement").
The Stop Loss Agreement and other reinsurance contracts between Mt. McKinley and Everest Re remain in effect following the

                             EVEREST RE GROUP, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


acquisition. However, these contracts have become transactions with affiliates with the financial impact eliminated through inter-company accounts.

3.       CONTINGENCIES

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

The Company's reserves include an estimate of the Company's ultimate liability for asbestos and environmental claims for which ultimate value cannot be estimated using traditional reserving techniques. There are significant uncertainties in estimating the amount of the Company's potential losses from asbestos and environmental claims. Among the complications are: (a) potentially long waiting periods between exposure and manifestation of any bodily injury or property damage; (b) difficulty in identifying sources of asbestos or environmental contamination; (c) difficulty in properly allocating responsibility and/or liability for asbestos or environmental damage; (d) changes in underlying laws and judicial interpretation of those laws; (e) potential for an asbestos or environmental claim to involve many insurance providers over many policy periods; (f) long reporting delays, both from insureds to insurance companies and ceding companies to reinsurers; (g) historical data concerning asbestos and environmental losses, which is more limited than historical information on other types of casualty claims; (h) questions concerning interpretation and application of insurance and reinsurance coverage; and (i) uncertainty regarding the number and identity of insureds with potential asbestos or environmental exposure.

Although these complications have become less severe in recent years, management believes that these factors continue to render reserves for asbestos and environmental losses significantly less subject to traditional actuarial methods than are reserves on other types of losses. Given these uncertainties, management believes that no meaningful range for such ultimate losses can be established. The Company establishes reserves to the extent that, in the judgement of management, the facts and prevailing law reflect an exposure for the Company or its ceding companies. In connection with the acquisition of Mt. McKinley, which has significant exposure to asbestos and environmental claims, Prudential Property and Casualty Insurance Company ("Prupac"), a subsidiary
of  The  Prudential,  provided  reinsurance  to   Mt.  McKinley   covering   80%
($160.0 million) of the first $200.0 million of any adverse development of Mt. McKinley's reserves as of September 19, 2000 and The Prudential guaranteed Prupac's obligations to Mt. McKinley. Due to the uncertainties discussed above, the ultimate losses may vary materially

                             EVEREST RE GROUP, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


from current loss reserves and, depending on coverage under the Company's various reinsurance arrangements, could have a material adverse effect on the Company's future financial condition, results of operations and cash flows.

The  following   table  shows  the   development  of  prior  year  asbestos  and
environmental reserves on both a gross and net of retrocessional basis for the three months and nine months ended September 30, 2000 and 1999:

(dollar amounts in thousands)       Three Months Ended           Nine Months Ended
                                       September 30,               September 30,
                                    2000          1999          2000          1999
                                 ----------------------------------------------------
Gross basis:
Beginning of period reserves     $  580,268    $  639,493    $  614,236    $  660,793
Incurred losses                          -            469            -          3,054
Paid losses  (1)                    153,035       (13,116)      119,067        (37,001)
                                 -----------------------------------------------------

End of period reserves           $  733,303    $  626,846    $  733,303    $  626,846
                                 ====================================================

Net basis:
Beginning of period reserves     $  344,904    $  373,013    $  365,069    $  263,542
Incurred losses                          -             -             -             -
Paid losses (1) (2)                 305,877        (6,014)      285,712       103,457
                                 ----------------------------------------------------

End of period reserves           $  650,781    $  366,999    $  650,781    $  366,999
                                 ====================================================

(1) Paid losses for the three months and nine months ended September 30, 2000 were reduced by $161.4 million gross and $310.8 million net, respectively, reflecting the incoming reserves at the acquisition of Mt. McKinley, together with the impact of eliminating consolidation entries with respect to inter-company reinsurance pre-dating the acquisition.
(2) $0.0 million and $118.8 million were ceded as paid losses under the Stop Loss Agreement in the three months and nine months ended September 30, 1999, respectively.

At September 30, 2000, the gross reserves for asbestos and environmental losses were comprised of $114.1 million representing case reserves reported by ceding companies, $77.7 million representing additional case reserves established by the Company on assumed reinsurance claims, $125.3 million representing case reserves established by the Company on direct excess insurance claims, including Mt. McKinley, and $416.2 million representing incurred but not reported ("IBNR") reserves.

                             EVEREST RE GROUP, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


The Company is involved from time to time in ordinary routine litigation and arbitration proceedings incidental to its business. The Company does not believe that there are any other material pending legal proceedings to which it or any of its subsidiaries or their properties are subject.

The Prudential sells annuities which are purchased by property and casualty insurance companies to settle certain types of claim liabilities. In 1993 and prior years, the Company, for a fee, accepted the claim payment obligation of these property and casualty insurers, and, concurrently, became the owner of the annuity or assignee of the annuity proceeds. In these circumstances, the Company would be liable if The Prudential were unable to make the annuity payments. The estimated cost to replace all such annuities for which the Company was contingently liable at September 30, 2000 was $141.9 million.

The Company has purchased annuities from an unaffiliated life insurance company to settle certain claim liabilities of the Company. Should the life insurance company become unable to make the annuity payments, the Company would be liable for those claim liabilities. The estimated cost to replace such annuities at September 30, 2000 was $12.4 million.

                             EVEREST RE GROUP, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


4.       EARNINGS PER SHARE

Net income per common share has been computed as follows:

(shares and dollar amounts
 in thousands except per
 share amounts)                      Three Months Ended         Nine Months Ended
                                        September 30,             September 30,
                                      2000         1999         2000         1999
                                    -------------------------------------------------
Net income (numerator)              $ 47,687     $ 39,209     $ 134,974     $ 118,516
                                    =================================================
Weighted average common and
 effect of dilutive shares
 used in the computation of
 net income per share:
  Average shares outstanding -
   basic(denominator)                 45,834       48,618        45,848        49,029
  Effect of dilutive shares              580          178           333           207
                                    -------------------------------------------------
  Average shares outstanding -
   diluted (denominator)              46,414       48,796        46,181        49,236

Net income per common share:
   Basic                            $   1.04     $   0.81     $    2.94     $    2.42
   Diluted                          $   1.03     $   0.80     $    2.92     $    2.41

As of September 30, 1999, options to purchase 1,123,000 shares of common stock were outstanding but were not included in the computation of diluted earnings per share for the three month and nine month period ended on such date, because the options' exercise price was greater than the average market price of the common shares during the period. As of September 30, 2000, all outstanding options were included in the computation of diluted earnings per share for the three month and nine month period ended on such date, because the average market price of the common shares during the period was greater than the options' exercise price.

                             EVEREST RE GROUP, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


5.       OTHER COMPREHENSIVE INCOME

The Company's other comprehensive income / (loss) is comprised as follows:

(dollar amounts in thousands)        Three Months Ended        Nine Months Ended
                                       September 30,             September 30,
                                     2000         1999         2000         1999
                                   ------------------------------------------------
Net unrealized appreciation
 (depreciation) of investments,
 net of deferred income taxes      $ 25,360    ($ 57,306)    $ 33,061    ($ 159,718)
Currency translation
 adjustments, net of deferred
 income taxes                          (741)          (8)        (938)        3,883
                                   ------------------------------------------------
Other comprehensive
 income/(loss), net of deferred
 income taxes                      $ 24,619    ($  57,314)   $ 32,123    ($ 155,835)
                                   ================================================

6.       CREDIT LINE

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

The Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1, Holdings to maintain a minimum interest coverage ratio of 2.5 to 1 and Everest Reinsurance Company ("Everest Re") to maintain its statutory surplus at $850.0 million plus 25% of future aggregate net income and 25% of future aggregate capital contributions. The Company was in compliance with all covenants under the facility at September 30, 2000 as well as for the three months and nine months ended September 30, 2000.

                             EVEREST RE GROUP, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


As of September 30, 2000 and 1999, Holdings had outstanding credit line borrowings of $137.0 million and $35.0 million, respectively. Interest expense incurred in connection with these borrowings was $2.1 million and $0.5 million for the three months ended September 30, 2000 and 1999, respectively, and $5.5 million and $0.7 million for the nine months ended September 30, 2000 and 1999, respectively.

7.       SENIOR NOTES

During the first quarter of 2000, Holdings completed a public offering of $200.0 million principal amount of 8.75% senior notes due March 15, 2010 and $250.0 million principal amount of 8.5% senior notes due March 15, 2005. Holdings distributed $400.0 million of these proceeds to Group of which $250.0 million was used by Group to capitalize Everest Reinsurance (Bermuda), Ltd.

Interest expense incurred in connection with these senior notes was $9.8 million and $21.2 million for the three months and nine months ended September 30, 2000, respectively.

8.       SEGMENT REPORTING

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

                             EVEREST RE GROUP, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


These segments are managed in a carefully coordinated fashion with strong elements of central control, including with respect to capital, investments and support operations. As a result, management monitors and evaluates the financial performance of these operating segments principally based upon their underwriting gain or loss ("underwriting results"). Underwriting results include earned premium less incurred loss and loss adjustment expenses, commission and brokerage expenses and other underwriting expenses.

The following tables present the relevant underwriting results for the operating segments for the three months and nine months ended September 30, 2000 and 1999, with all dollar values presented in thousands.

                               U.S. BROKER TREATY
-------------------------------------------------------------------------------
                                 Three Months Ended        Nine Months Ended
                                    September 30,            September 30,
                                  2000        1999         2000         1999
                                -----------------------------------------------
Earned premiums                 $ 98,144    $ 109,075    $ 307,862    $ 286,958
Incurred losses and loss
 adjustment expenses              69,063       80,700      243,074      224,580
Commission and brokerage          22,268       31,157       45,539       75,429
Other underwriting expenses        2,577        2,281        7,457        7,045
                                -----------------------------------------------
Underwriting gain/(loss)        $  4,236   ($   5,063)   $  11,792   ($  20,096)
                                ===============================================

                  U.S. DIRECT TREATY REINSURANCE AND INSURANCE
-------------------------------------------------------------------------------
                                 Three Months Ended        Nine Months Ended
                                    September 30,            September 30,
                                  2000        1999         2000         1999
                                -----------------------------------------------
Earned premiums                 $ 72,625    $  50,280    $ 188,874    $ 138,502
Incurred losses and loss
 adjustment expenses              48,811       37,986      125,596      100,208
Commission and brokerage          15,895       14,298       45,583       38,885
Other underwriting expenses        3,019        3,480        9,670        9,409
                                -----------------------------------------------
Underwriting gain/(loss)        $  4,900   ($   5,484)   $   8,025   ($  10,000)
                                ===============================================

                             EVEREST RE GROUP, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                U.S. FACULTATIVE
-------------------------------------------------------------------------------
                                 Three Months Ended        Nine Months Ended
                                    September 30,            September 30,
                                  2000        1999         2000         1999
                                -----------------------------------------------
Earned premiums                 $ 16,536    $ 17,809     $  51,632    $  52,753
Incurred  losses and loss
 adjustment expenses              10,226      11,610        33,965       31,948
Commission and brokerage           1,535       3,613         8,725       11,195
Other underwriting expenses        1,563       1,540         4,555        4,666
                                -----------------------------------------------
Underwriting gain               $  3,212    $  1,046     $   4,387    $   4,944
                                ===============================================


                           MARINE, AVIATION AND SURETY
-------------------------------------------------------------------------------
                                 Three Months Ended        Nine Months Ended
                                    September 30,            September 30,
                                  2000        1999         2000         1999
                                -----------------------------------------------
Earned premiums                 $ 28,263    $ 36,657     $  78,024    $  97,196
Incurred  losses and loss
 adjustment expenses              26,659      23,332        68,958       63,936
Commission and brokerage           5,845      10,575        22,740       30,105
Other underwriting expenses        1,035         903         2,938        2,747
                                -----------------------------------------------
Underwriting gain/(loss)       ($  5,276)   $  1,847    ($  16,612)   $     408
                                ===============================================


                                  INTERNATIONAL
-------------------------------------------------------------------------------
                                 Three Months Ended        Nine Months Ended
                                    September 30,            September 30,
                                  2000        1999         2000         1999
                                -----------------------------------------------
Earned premiums                 $ 75,623    $ 71,656     $ 216,763    $ 219,624
Incurred  losses and loss
 adjustment expenses              65,194      49,570       178,418      148,248
Commission and brokerage          20,320      18,499        55,206       58,770
Other underwriting expenses        3,897       3,437        10,743       10,987
                                -----------------------------------------------
Underwriting gain/(loss)       ($ 13,788)   $    150    ($  27,604)   $   1,619
                                ===============================================

                             EVEREST RE GROUP, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


The following table reconciles the underwriting results for the operating segments to income before tax as reported in the consolidated statements of operations and comprehensive income, with all dollar values presented in thousands:

                            --------------------------------------------------
                             Three Months Ended          Nine Months Ended
                                September 30,              September 30,
                              2000         1999          2000          1999
                            --------------------------------------------------
Underwriting (loss)        ($  6,716)   ($  7,504)    ($  20,012)   ($  23,125)
Net investment income         78,897       62,232        218,353       188,882
Realized (loss)                  (90)      (7,686)          (459)      (17,139)
Corporate operations             735          447          2,179         1,218
Interest expense              11,931          452         26,624           736
Other income                     605        1,860          1,045           258
                            --------------------------------------------------
Income before taxes         $ 60,030     $ 48,003      $ 170,124     $ 146,922
                            ==================================================

The Company writes premium in the United States and selected international markets. The revenues, net income and identifiable assets of any individual non-U.S. country in which the Company has written business are, in each case, less than 10% of the Company's consolidated results.

9.       FUTURE APPLICATION OF ACCOUNTING STANDARDS

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


10.       RELATED-PARTY TRANSACTIONS

During the normal course of business, the Company, through its affiliates, engages in arms-length reinsurance and brokerage and commission business transactions with companies controlled by or affiliated with its outside directors. Such transactions, individually and in the aggregate, are immaterial to the Company's financial condition, results of operations and cash flows.

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

ACQUISITION OF GIBRALTAR CASUALTY COMPANY

On September 19, 2000, Holdings completed the acquisition of all of the issued and outstanding capital stock of Gibraltar Casualty Company ("Gibraltar") from The Prudential Insurance Company of America ("The Prudential") pursuant to a Stock Purchase Agreement between The Prudential and Holdings dated February 24, 2000 and amended on August 8, 2000 (the "Stock Purchase Agreement"). As a result of the acquisition, Gibraltar became a wholly owned subsidiary of Holdings and, immediately following the acquisition, its name was changed to Mt. McKinley Insurance Company ("Mt. McKinley"). In connection with the acquisition of Mt. McKinley, which has significant exposure to asbestos and environmental claims, Prudential Property and Casualty Insurance Company ("Prupac"), a subsidiary of The Prudential, provided reinsurance to Mt. McKinley covering 80% ($160.0 million) of the first $200.0 million of any adverse development of Mt. McKinley's reserves as of September 19, 2000 and The Prudential guaranteed Prupac's obligations to Mt. McKinley.

Mt. McKinley, a run-off property and casualty insurer in the United States, has had a long relationship with Holdings and its principal operating company, Everest Reinsurance Company ("Everest Re"). Mt. McKinley was formed in 1978 by Everest Re and wrote direct insurance until 1985, when it was placed in run-off. In 1991, Mt. McKinley became a subsidiary of The Prudential. Mt. McKinley is also a reinsurer of Everest Re (all as detailed in filings with the Securities and Exchange Commission). Under a series of transactions dating to 1986, Mt. McKinley reinsured several components of Everest Re's business. In particular, Mt. McKinley provided stop-loss reinsurance protection, in connection with the Company's October 5, 1995 IPO, for any adverse loss development on Everest Re's June 30, 1995 (December 31, 1994 for catastrophe losses) reserves, with $375.0 million in limits, of which $89.4 million remains available (the "Stop Loss Agreement"). The Stop Loss Agreement and other reinsurance contracts between Mt. McKinley and Everest Re remain in effect following the acquisition. However, these contracts have become transactions with affiliates with the financial impact eliminated through inter-company accounts.

INDUSTRY CONDITIONS

Since 1987, a number of factors, including the emergence of significant reinsurance capacity from the Bermuda and rejuvenated Lloyd's markets, higher retentions by primary insurance companies and consolidation and increased capital levels in the insurance industry, have caused increasingly competitive global market conditions across most lines of business and have influenced the softening of prices and contract terms in the market place. Recently, market conditions, including industry-wide results of operations, have led to modest premium rate increases and modest improvements in contract terms in many lines of insurance and reinsurance. Although the Company is encouraged by these improvements in market conditions, the Company cannot predict with any reasonable certainty if, when or to what extent market conditions as a whole will change.

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

These segments are managed in a carefully coordinated fashion with strong elements of central control, including with respect to capital, investments and support operations. As a result, management monitors and evaluates the financial performance of these operating segments principally based upon their underwriting results.

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

PREMIUMS. Gross premiums written increased 18.7% to $355.6 million in the three months ended September 30, 2000 from $299.5 million in the three months ended September 30, 1999 as the Company took advantage of selected growth opportunities, while continuing to generally maintain a disciplined underwriting approach. Premium growth areas included a 147.5% ($70.9 million) increase in the U.S. Direct Treaty Reinsurance and Insurance operation, mainly attributable to growth in accident and health reinsurance and primary insurance writings and an 11.6% ($8.7 million) increase in the International operation, mainly attributable to growth in North and South America and the markets served from the Company's London office. These increases were partially offset by a 16.3% ($5.8 million) decrease in the Marine, Aviation and Surety operation, reflecting the continued highly competitive current market conditions faced by this operation, a 14.2% ($17.4 million) decrease in the U.S. Broker Treaty operation reflecting production variability and a 2.1% ($0.4 million) decrease in the U.S. Facultative operation. The Company continued to decline business that did not meet its objectives regarding underwriting profitability.

Ceded premiums increased to $53.5 million in the three months ended September 30, 2000 from $9.2 million in the three months ended September 30, 1999. This increase was principally attributable to the higher utilization of contract specific retrocessions in the U.S. Direct Reinsurance and Insurance and U.S. Broker Treaty operations, including a new workers compensation program in the U.S. Direct Reinsurance and Insurance operation, which contributed $22.0 million to the increase. In addition, adjustment premiums of $7.0 million were ceded in 2000 relating to claims made under the 1999 accident year aggregate excess of loss element of the Company's corporate retrocessional program.

Net premiums written increased by 4.0% to $302.0 million in the three months ended September 30, 2000 from $290.4 million in the three months ended September 30, 1999. This increase was consistent with the increase in gross premiums written, partially offset by the increase in ceded premiums.

PREMIUM REVENUES. Net premiums earned increased by 2.0% to $291.2 million in the three months ended September 30, 2000 from $285.5 million in the three months ended September 30, 1999. Contributing to this increase was a 44.4% ($22.3 million) increase in the U.S. Direct Treaty Reinsurance and Insurance operation and a 5.5% ($4.0 million) increase in the International operation. These increases were partially offset by a 22.9% ($36.7 million) decrease in the Marine, Aviation and Surety operation, a 10.0% ($10.9 million) decrease in the U.S. Broker Treaty operation and a 7.1% ($1.3 million) decrease in the U.S. Facultative operation. All of these changes reflect period to period changes in net written premiums and business mix together with normal variability in earnings patterns.

EXPENSES. Incurred loss and loss adjustment expenses ("LAE") increased by 8.2% to $220.0 million in the three months ended September 30, 2000 from $203.2 million in the three months ended September 30, 1999. The increase in incurred losses and LAE was principally attributable to the increase in net premiums earned together with modest strengthening of prior period reserves in select areas. This increase was partially offset by losses ceded under the Company's corporate retrocessional program and also reflects the impact of changes in the Company's mix of business. Incurred losses and LAE include catastrophe losses, which include the impact of both current period events, and favorable and unfavorable development on prior period events and are net of reinsurance. Catastrophe losses, net of contract specific cessions but before cessions under the corporate retrocessional program, in the three months ended September 30, 2000 were $4.4 million, mainly reflecting modest net adverse development on 1999 catastrophe events, compared to net catastrophe losses of $7.6 million in the three months ended September 30, 1999. Net incurred losses and LAE for the three months ended September 30, 2000 reflected ceded losses and LAE of $35.7 million, including $15.6 million ceded under the 1999 accident year aggregate excess of loss component of the Company's corporate retrocessional program. Ceded losses and LAE in the three months ended September 30, 1999 were $8.0 million with no cessions under the accident year aggregate excess of loss component of the Company's corporate retrocessional program.

Contributing to the increase in incurred losses and LAE in the three months ended September 30, 2000 from the three months ended September 30, 1999 were a 31.5% ($15.6 million) increase in the International operation principally reflecting modest reserve strengthening for select prior period exposures and a 28.5% ($10.8 million) increase in the Direct Treaty Reinsurance and Insurance operation principally reflecting increased premium volume. Incurred losses and LAE increased by 14.4% ($3.3 million) in the Marine, Aviation and Surety operation reflecting modest reserve strengthening for prior period aviation exposures. These increases were partially offset by a 14.4% ($11.6 million) decrease in the U.S. Broker Treaty operation reflecting decreased premium volume and more favorable loss experience and an 11.9% ($1.4 million) decrease in the U.S. Facultative operation. Incurred losses and LAE for each operation were also impacted by variability relating to changes in the level of premium volume and mix of business by class and type.

The Company's loss and LAE ratio ("loss ratio"), which is calculated by dividing incurred losses and LAE by premiums earned, increased by 4.3 percentage points to 75.5% for the three months ended September 30, 2000 from 71.2% for the three months ended September 30, 1999 reflecting the incurred losses and LAE discussed above. The Marine, Aviation and Surety and International operations' loss ratios increased to 94.3% and 86.2% for the three months ended September 30, 2000 from 63.6% and 69.2% for the three months ended September 30, 1999, respectively. The U.S. Broker Treaty, U.S. Direct Treaty Reinsurance and Insurance and U.S. Facultative operations' loss ratios decreased to 70.4%, 67.2% and 61.8% for the three months ended September 30, 2000 from 74.0%, 75.5% and 65.2% for the three months ended September 30, 1999, respectively. The loss ratios for all operations were impacted by the factors noted above.

Underwriting expenses decreased by 12.8% to $78.7 million in the three months ended September 30, 2000 from $90.2 million in the three months ended September 30, 1999. Commission, brokerage, taxes and fees decreased by $12.3 million. Other underwriting expenses increased by $0.7 million. Contributing to these underwriting expense decreases were a 40.1% ($4.6 million) decrease in the Marine, Aviation and Surety operation, a 39.9% ($2.1 million) decrease in the U.S. Facultative operation and a 25.7% ($8.6 million) decrease in the U.S. Broker Treaty operation. These decreases were partially offset by a 10.4% ($2.3 million) increase in the International operation and a 6.4% ($1.1 million) increase in the U.S. Direct Treaty Reinsurance and Insurance operation. The changes for each operation's expenses principally resulted from changes in commission expenses related to changes in premium volume and business mix by class and type and, in some cases, the underwriting performance of the underlying business. The Company's expense ratio, which is calculated by dividing underwriting expenses by premiums earned, was 27.0% for the three months ended September 30, 2000 compared to 31.6% for the three months ended September 30, 1999.

The Company's combined ratio, which is the sum of the loss and expense ratios, decreased to 102.6% in the three months ended September 30, 2000 compared to 102.8% in the three months ended September 30, 1999. The U.S. Broker Treaty, U.S. Direct Treaty Reinsurance and Insurance and U.S. Facultative operations' combined ratios decreased to 95.7%, 93.3% and 80.6% for the three months ended September 30, 2000 from 104.6%, 110.9% and 94.1% for the three months ended September 30, 1999, respectively. The Marine, Aviation and Surety and International operations' combined ratios increased to 118.7% and 118.2% for the three months ended September 30, 2000 from 95.0% and 99.8% for the three months ended September 30, 1999, respectively. These changes reflect the loss and expense ratio variability noted above.

Interest expense for the three months ended September 30, 2000 was $11.9 million compared to $0.5 million for the three months ended September 30, 1999. Interest expense for the three months ended September 30, 2000 reflects $9.8 million relating to Holdings' issuance of senior notes and $2.1 million relating to Holdings' borrowings under it's revolving credit facility. Interest expense for the three months ended September 30, 1999 reflects $0.5 million relating to Holdings' borrowings under its revolving credit facility.

Other income for the three months ended September 30, 2000 was $0.6 million compared to $1.9 million for the three months ended September 30, 1999. The change in other income for the respective periods was principally attributable to the impact of fluctuations in foreign currency exchange rates.

INVESTMENT RESULTS. Net investment income increased 26.8% to $78.9 million in the three months ended September 30, 2000 from $62.2 million in the three months ended September 30, 1999, principally reflecting the effect of investing the $123.3 million of cash flow from operations in the twelve months ended September 30, 2000 as well as the investment of the $450.0 million in proceeds from Holdings' issuance of senior notes. The annualized pre-tax yield on average cash and invested assets increased to 6.5% in the three months ended September 30, 2000 from the 6.1% yield in the three months ended September 30, 1999, reflecting changes in investment market conditions coupled with the investment of the proceeds of Holdings' issuance of senior notes during the three months ended March 31, 2000 and normal portfolio management activities. The imbedded pre-tax yield on cash and invested assets at September 30, 2000 was 6.9% compared with 6.2% at December 31, 1999, reflecting the additional funds invested over the intervening period, as well as the continued emphasis on enhancing investment yields through changes in asset mix, all in the context of changes in investment market conditions.

Net realized capital losses were $0.1 million in the three months ended September 30, 2000, reflecting realized capital losses on the Company's investments of $0.2 million, partially offset by $0.1 million of realized capital gains, compared to net realized capital losses of $7.7 million in the three months ended September 30, 1999. The net realized capital losses in the three months ended September 30, 1999 reflected realized capital losses of $16.9 million, partially offset by $9.2 million of realized capital gains. The realized capital losses in the three months ended September 30, 2000 and 1999 arose mainly from activity in the Company's fixed maturity portfolio. The realized capital gains in the three months ended September 30, 2000 and 1999 arose mainly from activity in the Company's equity portfolio.

INCOME TAXES. The Company recognized income tax expense of $12.3 million in the three months ended September 30, 2000 compared to $8.8 million in the three months ended September 30, 1999 principally reflecting increased net investment income and decreased realized capital losses.

NET INCOME. Net income was $47.7 million in the three months ended September 30, 2000 compared to $39.2 million in the three months ended September 30, 1999. This increase generally reflects the improved underwriting and investment results, partially offset by increased interest and income tax expense.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

PREMIUMS. Gross premiums written increased 17.9% to $986.0 million in the nine months ended September 30, 2000 from $836.6 million in the nine months ended September 30, 1999 as the Company took advantage of selected growth opportunities, while continuing to generally maintain a disciplined underwriting approach. Premium growth areas included an 84.8% ($123.5 million) increase in the U.S. Direct Treaty Reinsurance and Insurance operation, mainly attributable to growth in accident and health reinsurance and primary insurance writings, a 10.5% ($32.8 million) increase in the U.S. Broker Treaty operation, attributable to growth across both property and casualty lines, a 2.8% ($6.4 million) increase in the International operation and a 2.4% ($1.3 million) increase in the U.S. Facultative operation. These increases were partially offset by a 15.1% ($14.6 million) decrease in the Marine, Aviation and Surety operation reflecting the continued highly competitive current market conditions faced by this operation. The Company continued to decline business that did not meet its objectives regarding underwriting profitability.

Ceded premiums increased to $101.3 million in the nine months ended September 30, 2000 from $32.3 million in the nine months ended September 30, 1999. This increase was principally attributable to the higher utilization of contract specific retrocessions in the U.S. Direct Reinsurance and Insurance and U.S. Broker Treaty operations, including a new workers compensation program in the U.S. Direct Reinsurance and Insurance operation, which contributed $22.0 million to the increase. In addition, adjustment premiums of $18.6 million were ceded in 2000 relating to claims made under the 1999 accident year aggregate excess of loss element of the Company's corporate retrocessional program.

Net premiums written increased by 10.0% to $884.7 million in the nine months ended September 30, 2000 from $804.3 million in the nine months ended September 30, 1999. This increase was consistent with the increase in gross premiums written, partially offset by the increase in ceded premiums.

PREMIUM REVENUES. Net premiums earned increased by 6.1% to $843.2 million in the nine months ended September 30, 2000 from $795.0 million in the nine months ended September 30, 1999. Contributing to this increase was a 36.4% ($50.4 million) increase in the U.S. Direct Treaty Reinsurance and Insurance operation and a 7.3% ($20.9 million) increase in the U.S. Broker Treaty operation. These increases were partially offset by a 19.7% ($19.2 million) decrease in the Marine, Aviation and Surety operation, a 2.1% ($1.1 million) decrease in the U.S. Facultative operation and a 1.3% ($2.9 million) decrease in the International operation. All of these changes reflect period to period changes in net written premiums and business mix together with normal variability in earnings patterns.

EXPENSES. Incurred loss and LAE increased by 14.3% to $650.0 million in the nine months ended September 30, 2000 from $568.9 million in the nine months ended September 30, 1999. The increase in incurred losses and LAE was principally attributable to the increase in net premiums earned together with modest strengthening of prior period reserves in select areas, including on a multi-year reinsurance treaty where such losses within the current experience band were accompanied by correspondingly lower commissions. This increase was partially offset by losses ceded under the Company's corporate retrocessional program and the impact of changes in the Company's mix of business. Incurred losses and LAE include catastrophe losses, which include the impact of both current period events and favorable and unfavorable development on prior period events and are net of reinsurance. Catastrophe losses, net of contract specific cessions but before cessions under the corporate retrocessional program, in the nine months ended September 30, 2000 were $13.6 million, mainly reflecting modest net adverse development on 1999 catastrophe events, compared to net catastrophe losses of $25.3 million in the nine months ended September 30, 1999. Net incurred losses and LAE for the nine months ended September 30, 2000 reflected ceded losses and LAE of $93.0 million, including $39.1 million ceded under the 1999 accident year aggregate excess of loss component of the corporate retrocessional program. Ceded losses and LAE in the nine months ended September 30, 1999 were $27.1 million, with no cessions under the accident year aggregate excess of loss component of the corporate retrocessional program.

Contributing to the increase in incurred losses and LAE in the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999 were a 25.3% ($25.4 million) increase in the U.S. Direct Treaty Reinsurance and Insurance operation, principally as a result of increased premium volume, a 20.4% ($30.2 million) increase in the International operation mainly due to reserve strengthening related to prior period exposures, including 1999 accident year catastrophe losses, an 8.2% ($18.5 million) increase in the U.S. Broker Treaty operation, attributable to the increased premium volume as well as the loss reserve strengthening on the multi-year reinsurance treaty noted above, a 7.9% ($5.0 million) increase in the Marine, Aviation and Surety operation, principally reflecting reserve strengthening relating to prior period aviation exposures, and a 6.3% ($2.0 million) increase in the U.S. Facultative operation. Incurred losses and LAE for each operation were also impacted by variability relating to changes in the level of premium volume and mix of business by class and type.

The Company's loss ratio increased by 5.5 percentage points to 77.1% for the nine months ended September 30, 2000 from 71.6% for the nine months ended September 30, 1999 reflecting the incurred losses and LAE discussed above. The U.S. Broker Treaty, International, Marine, Aviation and Surety and U.S. Facultative operations' loss ratios increased to 79.0%, 82.3%, 88.4% and 65.8% for the nine months ended September 30, 2000 from 78.3%, 67.5%, 65.8% and 60.6% for the nine months ended September 30, 1999, respectively. The U.S. Direct Treaty Reinsurance and Insurance operations' loss ratio decreased to 66.5% for the nine months ended September 30, 2000 from 72.4% for the nine months ended September 30, 1999. The loss ratios for all operations are impacted by the factors noted above.

Underwriting expenses decreased by 14.0% to $215.3 million in the nine months ended September 30, 2000 from $250.5 million in the nine months ended September 30, 1999. Commission, brokerage, taxes and fees decreased by $36.6 million, principally reflecting the Company's reassessment of the expected losses on a multi-year reinsurance treaty noted above that led to a $29.4 million decrease in contingent commissions with a corresponding increase to losses, partially offset by the increases in premiums written and also reflecting changes in the mix of business. Other underwriting expenses increased by $1.5 million. Contributing to the underwriting expense decrease were a 35.7% ($29.5 million) decrease in the U.S. Broker Treaty operation, which included the impact of the contingent commission adjustment noted above, a 21.8% ($7.2 million) decrease in the Marine, Aviation and Surety operation, a 16.3% ($2.6 million) decrease in the U.S. Facultative operation and a 5.5% ($3.8 million) decrease in the International operation. These decreases were partially offset by a 14.4% ($7.0 million) increase in the U.S. Direct Treaty Reinsurance and Insurance operation. Except as noted, the changes for each operation's expenses principally resulted from changes in commission expenses related to changes in premium volume and business mix by class and type and, in some cases, the underwriting performance of the underlying business. The Company's expense ratio was 25.6% for the nine months ended September 30, 2000 compared to 31.5% for the nine months ended September 30, 1999.

The Company's combined ratio decreased to 102.6% in the nine months ended September 30, 2000 compared to 103.1% in the nine months ended September 30, 1999. The U.S. Broker Treaty and U.S. Direct Treaty Reinsurance and Insurance operations' combined ratios decreased to 96.2% and 95.8%, respectively, for the nine months ended September 30, 2000 from 107.0% and 107.2%, respectively, for the nine months ended September 30, 1999. The International, Marine, Aviation and Surety and U.S. Facultative operations' combined ratios increased to 112.7%, 121.3% and 91.5%, respectively, for the nine months ended September 30, 2000 from 99.3%, 99.6% and 90.6%, respectively, for the nine months ended September 30, 1999. These changes reflect the loss and expense ratio variability noted above.

Interest expense for the nine months ended September 30, 2000 was $26.6 million compared to $0.7 million for the nine months ended September 30, 1999. Interest expense for the nine months ended September 30, 2000 reflects $21.2 million relating to Holdings' issuance of senior notes and $5.4 million relating to Holdings' borrowing under it's revolving credit facility. Interest expense for the nine months ended September 30, 1999 reflects $0.7 million relating to Holdings' borrowings under its revolving credit facility.

Other income for the nine months ended September 30, 2000 was $1.0 million compared to $0.3 million for the nine months ended September 30, 1999. The change in other income for the respective periods was principally attributable to the impact of fluctuations in foreign currency exchange rates.

INVESTMENT RESULTS. Net investment income increased 15.6% to $218.4 million in the nine months ended September 30, 2000 from $188.9 million in the nine months ended September 30, 1999, principally reflecting the effect of investing the $123.3 million of cash flow from operations in the twelve months ended September 30, 2000 as well as the investment of the $450.0 million in proceeds from Holdings' issuance of senior notes. The annualized pre-tax yield on average cash and invested assets increased to 6.3% in the nine months ended September 30, 2000 from the 6.2% yield in the nine months ended September 30, 1999, reflecting changes in investment market conditions coupled with the investment of the proceeds of Holdings' issuance of senior notes late in the period ended March 31, 2000. The imbedded pre-tax yield of cash and invested assets at September 30, 2000 was 6.9% compared with 6.2% at December 31, 1999, reflecting the additional funds invested over the intervening period, as well as the continued emphasis on enhancing investment yields through changes in asset mix, all in the context of changes in investment market conditions.

Net realized capital losses were $0.5 million in the nine months ended September 30, 2000, reflecting realized capital losses on the Company's investments of $23.9 million, partially offset by $23.4 million of realized capital gains, compared to net realized capital losses of $17.1 million in the nine months ended September 30, 1999. The net realized capital losses in the nine months ended September 30, 1999 reflected realized capital losses of $28.2 million, partially offset by $11.1 million of realized capital gains. The realized capital losses in the nine months ended September 30, 2000 and 1999 arose mainly from activity in the Company's fixed maturity portfolio. The realized capital gains in the nine months ended September 30, 2000 and 1999 arose mainly from activity in the Company's equity portfolio.

INCOME TAXES. The Company recognized income tax expense of $35.2 million in the nine months ended September 30, 2000 compared to $28.4 million in the nine months ended September 30, 1999 with the increase mainly attributable to increased net investment income and decreased realized capital losses.

NET INCOME. Net income was $135.0 million in the nine months ended September 30, 2000 compared to $118.5 million in the nine months ended September 30, 1999. This increase generally reflects the decreases in net realized capital losses, together with the improved underwriting and investment results, partially offset by increased interest and income tax expense.


FINANCIAL CONDITION

INVESTED ASSETS. Aggregate invested assets, including cash and short-term investments, were $5,062.2 million at September 30, 2000 and $4,139.2 million at December 31, 1999. The increase in invested assets between December 31, 1999 and September 30, 2000 resulted primarily from Holdings' issuance of senior notes totaling $450.0 million, the proceeds of which have been invested, $349.7 million of new cash from the acquisition of Mt. McKinley, $78.0 million in credit facility borrowings, $47.0 million in net unrealized appreciation of the Company's fixed maturity investments and $48.9 million in cash flows from operations generated during the nine months ended September 30, 2000. This increase was partially offset by a $49.0 million decrease in the Company's equity portfolio and $16.4 million in share repurchases.

LIQUIDITY. The Company's liquidity requirements are met on both a short- and long-term basis by funds provided by premiums collected, investment income, collected reinsurance receivables balances and from the sale and maturity of investments together with the availability of funds under the Company's revolving credit facility. The Company's net cash flows from operating activities were $48.9 million and $129.0 million in the nine months ended September 30, 2000 and 1999, respectively. These cash flows were impacted by recoveries under the Company's Stop Loss Agreement with Mt. McKinley, which, prior to Mt. McKinley's acquisition, contributed $9.5 million and $79.0 million of such net cash flows in the nine months ended September 30, 2000 and 1999, respectively. These cash flows were also impacted by net catastrophe loss payments of $38.5 million and $24.2 million in the nine months ended September 30, 2000 and 1999, respectively, and by net income taxes paid of $55.1 million and $50.0 million for the nine months ended September 30, 2000 and 1999, respectively. Management believes that net cash flows from operating activities, after consideration of the factors noted above, are generally consistent with expectations given changes in the Company's mix of business over the past few years toward products with shorter loss development and payout periods and normal variability in the payout of loss reserves.

Proceeds from sales, calls and maturities and investment asset acquisitions were $639.4 million and $1,528.2 million, respectively, in the nine months ended September 30, 2000, compared to $858.1 million and $954.9 million, respectively, in the nine months ended September 30, 1999. Additionally, the cash flow activity in the nine months ended September 30, 2000 included $349.7 million of new cash resulting from the acquisition of Mt. McKinley and $450.0 million in proceeds from Holdings' offering of senior notes as well as the impact of normal portfolio management activity aimed at enhancing the Company's portfolio. The Company's current investment strategy seeks to maximize after-tax income through a high quality, diversified, duration sensitive, taxable bond and tax-exempt municipal bond portfolio, while maintaining an adequate level of liquidity.

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

The Credit Facility requires the Company to maintain a debt to capital ratio of not greater than 0.35 to 1, Holdings to maintain a minimum interest coverage ratio of 2.5 to 1 and Everest Re to maintain its statutory surplus at $850.0 million plus 25% of future aggregate net income and 25% of future aggregate capital contributions. The Company was in compliance with these requirements at September 30, 2000 as well as for the three months and nine months ended September 30, 2000.

At September 30, 2000 and 1999, Holdings had outstanding borrowings under the Credit Facility of $137.0 million and $35.0 million, respectively. Interest expense incurred in connection with these borrowings was $2.1 million and $0.5 million for the three months ended September 30, 2000 and 1999, respectively, and $5.5 million and $0.7 million for the nine months ended September 30, 2000 and 1999, respectively.

During the first quarter of 2000, Holdings completed a public offering of $200.0 million principal amount of 8.75% senior notes due March 15, 2010 and $250.0 million principal amount of 8.5% senior notes due March 15, 2005. Holdings distributed $400.0 million of these proceeds to Group of which $250.0 million was used by Group to capitalize Everest Reinsurance (Bermuda), Ltd. Interest expense incurred in connection with these senior notes was $9.8 million and $21.2 million for the three months and nine months ended September 30, 2000, respectively.

SHAREHOLDERS' EQUITY. The Company's shareholders' equity increased to $1,470.8 million as of September 30, 2000, from $1,327.5 million as of December 31, 1999, principally reflecting net income of $135.0 million for the nine months ended September 30, 2000, partially offset by $16.4 million in treasury shares acquired in the nine months ended September 30, 2000. Dividends of $8.2 million were declared and paid by the Company in the nine months ended September 30, 2000. During the nine months ended September 30, 2000, the Company repurchased
0.650 million of its common shares at an average price of $25.24 per share with all such repurchases occurring in the three months ended March 31, 2000, raising the total repurchases under the Company's authorized repurchase program to 4.720 million shares at an average price of $27.60 per share with a total repurchase expenditure to date of $130.4 million. At September 30, 2000, 2.180 million shares remained under the existing repurchase authorization. As part of the Company's restructuring, the treasury shares held by the Company prior to February 24, 2000 were retired, resulting in a reduction to treasury shares with a corresponding reduction of paid-in capital and common shares.

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

Part II - ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

          c)   Information required by Item 701 of Regulation S-K:

               (a) On July 1, 2000, 1,364 common shares of the Company were distributed and, on October 2, 2000, 924 common shares of the Company were distributed.

               (b) The securities were distributed to the Company's four non-employee directors.

               (c) The securities were issued as compensation to the non-employee directors for services rendered to the Company.

               (d) Exemption from registration was claimed pursuant to Section 4(2) of the Securities Act of 1933. There was no public offering and the participants in the transactions were the Company and its non-employee directors.

               (e)  Not applicable.

Part II - ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          a)   Exhibit Index:

           Exhibit No.      Description                          Location
           -----------      -----------                          --------

           11.1             Statement regarding computation
                            of per-share earnings                Filed herewith

           27               Financial Data Schedule              Filed herewith

          b) A report on Form 8-K dated September 19, 2000 was filed on October 3, 2000 reporting the acquisition of Gibraltar Casualty Company by Everest Reinsurance Holdings, Inc. The financial statements and pro forma financial information required to be filed with this Form 8-K will be filed by amendment no later than 60 days after the date that the initial report on Form 8-K was required to be filed.

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

                                               Everest Re Group, Ltd.
                                                    (Registrant)





                                          /S/ STEPHEN L. LIMAURO
                                              ---------------------------------
                                          Stephen L. Limauro
                                          Duly Authorized Officer and Principal
                                           Accounting Officer

                                          Executive Vice President and Chief
                                           Financial Officer




Dated:  November 7, 2000