Form 10-K405
period 2000-12-31
EVEREST RE GROUP LTD
filed 2001-03-19
CIK 1095073

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-K

                                 --------------

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000       Commission file number 1-15731

                             EVEREST RE GROUP, LTD.
             (Exact name of registrant as specified in its charter)

            BERMUDA                                           NOT APPLICABLE
 (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                           Identification No.)

                  C/O ABG FINANCIAL & MANAGEMENT SERVICES, INC.
                                  PARKER HOUSE
                        WILDEY BUSINESS PARK, WILDEY ROAD
                              ST. MICHAEL, BARBADOS
                                 (246) 228-7398
               (Address, including zip code, and telephone number,
        including area code, of registrant's principal executive office)

                                 --------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                         Name of Each Exchange
          Title of Each Class                             on Which Registered
          -------------------                            ---------------------
Common Shares, $.01 par value per share                 New York Stock Exchange

                                 --------------

        Securities registered pursuant to Section 12(g) of the Act: None

                                 --------------

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X      No
                                      ---        ---

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         The aggregate market value on March 14, 2001 of the voting stock held by non-affiliates of the registrant was $2,864.9 million.

         At March 14, 2001, the number of shares outstanding of the registrant's common shares was 46,094,778.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Certain information required by Items 10, 11, 12, and 13 of Form 10-K is incorporated by reference into Part III hereof from the registrant's proxy statement for the 2001 Annual General Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of the close of the registrant's fiscal year ended December 31, 2000.

================================================================================

TABLE OF CONTENTS


  ITEM                                                                      PAGE
  ----                                                                      ----

PART I

     1.   Business                                                             1
     2.   Properties                                                          31
     3.   Legal Proceedings                                                   31
     4.   Submission of Matters to a Vote of Security Holders                 31

PART II

     5.   Market for Registrant's Common Equity and Related
           Shareholder Matters                                                31
     6.   Selected Financial Data                                             33
     7.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          35
     7A.  Quantitative and Qualitative Disclosures About Market Risk          53
     8.   Financial Statements and Supplementary Data                         53
     9.   Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                           54

PART III

     10.  Directors and Executive Officers of the Registrant                  54
     11.  Executive Compensation                                              54
     12.  Security Ownership of Certain Beneficial Owners and
           Management                                                         54
     13.  Certain Relationships and Related Transactions                      54

PART IV

     14.  Exhibits, Financial Statement Schedules, and Reports on
           Form 8-K                                                           54

PART I

UNLESS OTHERWISE INDICATED, ALL FINANCIAL DATA IN THIS DOCUMENT HAVE BEEN PREPARED USING GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ("GAAP") IN THE UNITED STATES OF AMERICA. AS USED IN THIS DOCUMENT, "EVEREST RE" MEANS EVEREST REINSURANCE COMPANY AND ITS SUBSIDIARIES (UNLESS THE CONTEXT OTHERWISE REQUIRES); "HOLDINGS" MEANS EVEREST REINSURANCE HOLDINGS, INC.; "GROUP" MEANS EVEREST RE GROUP, LTD. (FORMERLY EVEREST REINSURANCE GROUP, LTD.); AND THE "COMPANY" MEANS GROUP AND ITS SUBSIDIARIES, EXCEPT WHEN REFERRING TO PERIODS PRIOR TO FEBRUARY 24, 2000, WHEN IT MEANS HOLDINGS AND ITS SUBSIDIARIES.

ITEM 1.  BUSINESS

THE COMPANY
Group, a Bermuda company, with its principal executive office in Barbados, was established in 1999 as a wholly-owned subsidiary of Holdings. On February 24, 2000, a corporate restructuring was completed and Group became the new parent holding company of Holdings, which remains the holding company for the Company's non-Bermuda based operations. Holders of shares of common stock of Holdings automatically became holders of the same number of common shares of Group. Prior to the restructuring, Group had no significant assets or capitalization and had not engaged in any business or prior activities other than in connection with the restructuring. The Company had gross premiums written in 2000 of $1,385.6 million and shareholders' equity at December 31, 2000 of $1,583.4 million.

In connection with the restructuring, Group established a Bermuda-based reinsurance subsidiary, Everest Reinsurance (Bermuda), Ltd. ("Bermuda Re"), which commenced business in the second half of 2000. Group also formed a new Delaware subsidiary to perform administrative and back-office functions for Group and its U.S.-based and non-U.S. based subsidiaries.

On March 14, 2000, Holdings completed public offerings of $200 million principal amount of 8.75% senior notes due March 15, 2010 and $250 million principal amount of 8.50% senior notes due March 15, 2005. During 2000, the net proceeds of these offerings and additional funds were distributed by Holdings to Group. Approximately $250 million of the distributions were used by Group to capitalize Bermuda Re.

Holdings, a Delaware corporation, was established in 1993 to serve as the parent holding company of Everest Re (formed in 1973), a Delaware property and casualty reinsurer. Until October 6, 1995, Holdings was an indirect wholly-owned subsidiary of The Prudential Insurance Company of America ("The Prudential"). On October 6, 1995, The Prudential sold its entire interest in the shares of common stock of Holdings in an initial public offering (the "IPO").

The Company's principal business, conducted through its operating subsidiaries, is the underwriting of reinsurance and insurance in the United States, Bermuda and international markets. The Company underwrites reinsurance both through brokers and directly with ceding companies, giving it the flexibility to pursue business regardless of the ceding company's preferred reinsurance purchasing method. The Company underwrites insurance principally through general agency relationships. Everest Re specializes in property and casualty reinsurance and insurance. Bermuda Re principally writes property and casualty reinsurance and also offers reinsurance and insurance with respect to life and annuity classes of business. Group's operating subsidiaries, excluding Mt. McKinley Insurance Company, are each rated A+ ("Superior") by A.M. Best Company ("A.M. Best"), an independent insurance industry rating organization that rates insurance companies on factors of concern to policyholders.

Following is a summary of the Company's operating subsidiaries:

   o Everest Re, a Delaware insurance company and a direct subsidiary of Holdings, is a licensed property and casualty insurer and/or reinsurer in all states (except Nevada and Wyoming), the District of Columbia, Puerto Rico and Canada, and is authorized to conduct reinsurance business in the United Kingdom and Singapore. Everest Re underwrites property and casualty reinsurance on a treaty and facultative basis for insurance and reinsurance companies in the United States and international markets. Everest Re had statutory surplus at December 31, 2000 of $1,272.7 million.

   o Bermuda Re, a Bermuda insurance company and a direct subsidiary of Group, is registered in Bermuda as a Class 4 insurer and long-term insurer and is authorized to write property and casualty business and life and annuity business. Bermuda Re commenced business in the second half of 2000. In December 2000, Bermuda Re acquired all of the issued and outstanding shares of AFC Re Ltd. ("AFC Re"), a Bermuda long-term insurance company. AFC Re wrote annuity reinsurance business, which business has been assumed by Bermuda Re. Bermuda Re had capital at December 31, 2000 of $287.0 million.

   o Everest National Insurance Company ("Everest National"), an Arizona insurance company and a direct subsidiary of Everest Re, is licensed in 42 states and the District of Columbia and is authorized to write property and casualty insurance in the states in which it is licensed. This is often called writing insurance on an admitted basis.

   o Everest Insurance Company of Canada ("Everest Canada"), a Canadian insurance company and a direct subsidiary of Everest Re, is licensed in all Canadian provinces and territories and is federally licensed to write property and casualty insurance under the Insurance Companies Act of Canada.

   o Everest Indemnity Insurance Company ("Everest Indemnity"), a Delaware insurance company and a direct subsidiary of Everest Re, engages in the excess and surplus lines insurance business in the United States. Excess and surplus lines insurance is specialty property and liability coverage that an insurer not licensed to write insurance in a particular state is permitted to provide when the specific specialty coverage is unavailable from admitted insurers. This is often called writing insurance on a non-admitted basis. Everest Indemnity is licensed in Delaware and is eligible to write business on a non-admitted basis in 41 states, the District of Columbia and Puerto Rico.

   o Mt. McKinley Managers, L.L.C. ("Managers"), a New Jersey limited liability company and a direct subsidiary of Holdings, is licensed in New Jersey as an insurance producer. An insurance producer is any intermediary, such as an agent or broker, which acts as the conduit between an insurance company and an insured. Managers, which is licensed to act in New Jersey as an insurance producer in connection with policies written on both an admitted and a surplus lines basis, is the underwriting manager for Everest Indemnity. As a result of a 1998 acquisition of the assets of insurance agency operations in Alabama and Georgia, the continuing insurance agency operations are now carried on by subsidiaries of Managers. These subsidiaries are WorkCare Southeast, Inc., an Alabama insurance agency, and WorkCare Southeast of Georgia, Inc., a Georgia insurance agency.

   o Mt. McKinley Insurance Company (f/k/a Gibraltar Casualty Company, "Gibraltar") ("Mt. McKinley"), a Delaware insurance company and a direct subsidiary of Holdings, was acquired by Holdings in September 2000 from The Prudential. Mt. McKinley was formed by Everest Re in 1978 to engage in the excess and surplus lines insurance business in the United States. In 1985, Mt. McKinley ceased writing new and renewal insurance and now its ongoing operations relate to servicing claims arising from its previously written business. Mt. McKinley was a subsidiary of Everest Re until 1991 when Everest Re distributed the stock of Mt. McKinley to a wholly-owned subsidiary of The Prudential.

   o Southeastern Security Insurance Company ("SSIC"), a Georgia insurance company and a direct subsidiary of Everest Re, was acquired in January 2000 and writes property and casualty insurance on an admitted basis in Georgia.

   o Everest Re Holdings, Ltd. ("Everest Ltd."), a Bermuda company and a direct subsidiary of Everest Re, was formed in 1998 and owns Everest Re Ltd., a United Kingdom company that is in the process of being dissolved because its reinsurance operations have been converted into branch operations of Everest Re. Everest Ltd. also holds $84.1 million of investments, the management of which constitutes its principal operations.

REINSURANCE INDUSTRY OVERVIEW
Reinsurance is an arrangement in which an insurance company, the reinsurer, agrees to indemnify another insurance company, the ceding company, against all or a portion of the insurance risks underwritten by the ceding company under one or more insurance contracts. Reinsurance can provide a ceding company with several benefits, including a reduction in net liability on individual or classes of risks, catastrophe protection from large or multiple losses and assistance in maintaining acceptable financial ratios. Reinsurance also provides a ceding company with additional underwriting capacity by permitting it to accept larger risks and write more business than would be possible without a concomitant increase in capital and surplus. Reinsurance, however, does not discharge the ceding company from its liability to policyholders.

There are two basic types of reinsurance arrangements: treaty and facultative reinsurance. In treaty reinsurance, the ceding company is obligated to cede and the reinsurer is obligated to assume a specified portion of a type or category of risks insured by the ceding company. Treaty reinsurers do not separately evaluate each of the individual risks assumed under their treaties and, consequently, after a review of the ceding company's underwriting practices, are largely dependent on the original risk underwriting decisions made by the ceding company. In facultative reinsurance, the ceding company cedes and the reinsurer assumes all or part of the risk under a single insurance contract. Facultative reinsurance is negotiated separately for each insurance contract that is reinsured. Facultative reinsurance normally is purchased by ceding companies for individual risks not covered by their reinsurance treaties, for amounts in excess of the dollar limits of their reinsurance treaties and for unusual risks.

Both treaty and facultative reinsurance can be written on either a pro rata basis or an excess of loss basis. Under pro rata reinsurance, the ceding company and the reinsurer share the premiums as well as the losses and expenses in an agreed proportion. Under excess of loss reinsurance, the reinsurer indemnifies the ceding company against all or a specified portion of losses and expenses in excess of a specified dollar amount, known as the ceding company's retention or reinsurer's attachment point, generally subject to a negotiated reinsurance contract limit.

Premiums paid by the ceding company to a reinsurer for excess of loss reinsurance are not directly proportional to the premiums that the ceding company receives because the reinsurer does not assume a proportionate risk. In pro rata reinsurance, the reinsurer generally pays the ceding company a ceding commission. The ceding commission generally is based on the ceding company's cost of acquiring the business being reinsured (commissions, premium taxes, assessments and miscellaneous administrative expense). There is usually no ceding commission on excess of loss reinsurance.

Reinsurers may purchase reinsurance to cover their own risk exposure. Reinsurance of a reinsurer's business is called a retrocession. Reinsurance companies cede risks under retrocessional agreements to other reinsurers, known as retrocessionaires, for reasons similar to those that cause insurers to purchase reinsurance: to reduce net liability on individual or classes of risks, protect against catastrophic losses, stabilize financial ratios and obtain additional underwriting capacity.

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

BUSINESS STRATEGY
The Company's underwriting strategies seek to capitalize on its financial capacity, its employee expertise and its flexibility to offer multiple products through multiple distribution channels. The Company's strategies include effective management of the property and casualty underwriting cycle, which refers to the tendency of insurance premiums, profits and the demand for and availability of coverage to rise and fall over time. The Company also seeks to manage its catastrophe exposures and retrocessional costs, which are incurred when reinsurers purchase reinsurance. Efforts to control expenses and to operate in a cost-efficient manner are also a continuing focus for the Company.

The Company's products include: (1) the full range of property and casualty coverages, including marine, aviation, surety, errors and omissions liability ("E&O"), directors' and officers' liability ("D&O"), medical malpractice, other specialty lines, accident and health ("A&H"), workers compensation, non-standard auto and loss portfolios; and (2) reinsurance of life and annuity business. The Company's distribution channels include both the direct and broker reinsurance markets, U.S., Bermuda and international markets, reinsurance, both treaty and facultative, and insurance, both admitted and non-admitted.

The Company's underwriting strategy emphasizes underwriting profitability rather than premium volume, writing specialized property and casualty risks and integration of underwriting expertise across all underwriting units. Key elements of this strategy are prudent risk selection, appropriate pricing through strict underwriting discipline and continuous adjustment of the Company's business mix to respond to changing market conditions. The Company focuses on reinsuring companies that effectively manage the underwriting cycle through proper analysis and pricing of underlying risks and whose underwriting guidelines and performance are compatible with its objectives.

The Company's underwriting strategy also emphasizes flexibility and responsiveness to changing market conditions, such as increased demand or favorable pricing trends. The Company believes that its existing strengths, including its broad underwriting expertise, U.S., Bermuda and international presence and substantial capital, facilitate adjustments to its mix of business geographically, by line of business and by type of coverage, allowing it to capitalize on those market opportunities that provide the greatest potential for underwriting profitability. The Company's insurance infrastructure further facilitates this strategy by allowing the Company to develop business that requires the Company to issue insurance policies. The Company also carefully monitors its mix of business to avoid inappropriate concentrations of geographic or other risk.

The Company's underwriting guidelines seek to limit the accumulation of catastrophe risks and to maintain a cost-effective retrocession program. In implementing its underwriting guidelines, the Company seeks to select opportunities with acceptable risk/return profiles while maintaining the Company's probable maximum loss at appropriate levels.

SEGMENT INFORMATION
During the quarter ended December 31, 2000, the Company's management realigned its operating segments to better reflect the way that management monitors and evaluates the Company's financial performance. The Company has restated all information for prior years to conform to the new segment structure. The Company, through its subsidiaries, operates in five segments: U.S. Reinsurance, U.S. Insurance, Specialty Underwriting, International and Bermuda. The U.S. Reinsurance operation writes property and casualty reinsurance on both a treaty and facultative basis through reinsurance brokers as well as directly with ceding companies within the United States. The U.S. Insurance operation writes property and casualty insurance primarily through general agent relationships and surplus lines brokers within the United States. The Specialty Underwriting operation writes A&H, marine, aviation and surety business within the United States and worldwide through brokers and directly with ceding companies. The International operation writes property and casualty reinsurance through the Company's branches in Belgium, London, Canada and Singapore, in addition to foreign "home-office" business. The Bermuda operation writes property, casualty, life and annuity business through brokers and directly with ceding companies.

These segments are managed in a carefully coordinated fashion with strong elements of central control, including with respect to capital, investments and support operations. As a result, management monitors and evaluates the financial performance of these operating segments principally based upon their underwriting results.

MARKETING
The Company writes its business on a worldwide basis for many different customers and for many lines of business, providing a broad array of coverages. The Company is not materially dependent on any single customer, small group of customers, line of business or geographical area. For the 2000 calendar year, no single customer (ceding company or insured) generated more than 5.5% of the Company's gross premiums written. The Company does not believe that a reduction of business from any one customer would have a material adverse effect on its future financial condition or results of operations due to the Company's competitive position in the market place and the continuing availability of other sources of business.

Approximately 58.3%, 23.4% and 18.3% of the Company's 2000 gross premiums written were written in the broker reinsurance, direct reinsurance and insurance markets, respectively. The Company's ability to write reinsurance both through brokers and directly with ceding companies gives it the flexibility to pursue business regardless of the ceding company's preferred reinsurance purchasing method.

The reinsurance broker market consists of several substantial national and international brokers and a number of smaller specialized brokers. Brokers do not have the authority to bind the Company with respect to reinsurance agreements, nor does the Company commit in advance to accept any portion of the business that brokers submit to it. Reinsurance business from any ceding company, whether new or renewal, is subject to acceptance by the Company. Brokerage fees are generally paid by reinsurers. The Company's ten largest brokers accounted for an aggregate of approximately 46.4% of gross premiums written in 2000, with each of the two largest brokers accounting for approximately 12.8% of gross premiums written. The Company does not believe that a reduction of business assumed from any one broker would have a materially adverse effect on the Company due to its competitive position in the market place, relationships with ceding companies and the continuing availability of other sources of business.

The direct market remains an important distribution system for reinsurance business written by the Company. Direct placement of reinsurance enables the Company to access clients who prefer to place their reinsurance directly with their reinsurers based upon the reinsurer's in-depth understanding of the ceding company's needs. The Company's insurance business is written principally through general agent relationships and surplus lines brokers.

The Company evaluates each business relationship, including the underwriting expertise and experience of each distribution channel selected, performs analyses to evaluate financial security and monitors performance.

UNDERWRITING OPERATIONS
The following table presents the distribution of the Company's gross premiums written by its U.S. Reinsurance, U.S. Insurance, Specialty Underwriting, International and Bermuda operations for the years ended December 31, 2000, 1999, 1998, 1997 and 1996, classified according to whether the premium is derived from property or casualty business and, for reinsurance business, whether it represents pro rata or excess of loss business:

                       GROSS PREMIUMS WRITTEN BY OPERATION

                                                     YEARS ENDED DECEMBER 31,
                  --------------------------------------------------------------------------------------------
                         2000               1999              1998                1997               1996
                  ----------------   ----------------   ----------------   ----------------   ----------------
                     $        %         $        %         $        %         $        %         $        %
                  --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
                                                      (DOLLARS IN MILLIONS)
U.S. REINSURANCE
 Property
  Pro Rata(1)     $   60.2     4.3%  $   48.6     8.7%  $   30.1     5.6%  $   69.1     5.8%  $   51.9     4.4%
  Excess              75.6     5.5       67.0     3.9       65.1     3.9       86.7     5.0       96.2     5.8
 Casualty
  Pro Rata(1)        151.1    10.9      152.9    11.3      183.9    10.6      143.2     7.9      126.5     6.1
  Excess             194.7    14.1      222.1    15.2      212.5    14.2      191.8    11.6      211.4    13.2
                  --------  ------  ---------  ------   --------  ------   --------  ------   --------  ------
 Total(2)            481.6    34.8      490.6    39.1      491.6    34.4      490.8    30.2      486.0    29.4
                  --------  ------  ---------  ------   --------  ------   --------  ------   --------  ------
U.S. INSURANCE
 Property
  Pro Rata(1)          9.3     0.7        3.8     8.3        3.1     0.4        5.4     1.1        6.1     1.2
  Excess               -       0.0        -       0.1        -       0.1        -       0.4        -       0.9
 Casualty
  Pro Rata(1)        241.2    17.4       66.6     7.9       75.5    14.2       69.5    11.9       51.4    11.0
  Excess               -       0.0        -       0.4        -       1.4        -       1.3        0.5     1.2
                  --------  ------  ---------  ------   --------  ------   --------  ------   --------  ------
 Total(2)            250.5    18.1       70.4    16.7       78.6    16.2       74.9    14.7       58.0    14.2
                  --------  ------  ---------  ------   --------  ------   --------  ------   --------  ------
SPECIALTY
 UNDERWRITING
 Property
  Pro Rata(1)        274.0    19.8      213.6     6.3       92.9     6.0       92.9     8.6       94.6     9.1
  Excess              19.3     1.4       19.7     1.7       15.8     1.5       16.9     1.6       17.8     1.7
 Casualty
  Pro Rata(1)         21.4     1.5       32.3     2.8       39.3     3.8       45.4     4.2       43.1     4.1
  Excess               3.6     0.3        2.9     0.3        3.0     0.3        6.4     0.6        5.6     0.5
                  --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
 Total(2)            318.3    23.0      268.5    11.1      151.0    11.5      161.6    15.0      161.1    15.4
                  --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
TOTAL U.S.
 Property
  Pro Rata(1)        343.4    24.8      266.0    23.3      126.1    12.1      167.4    15.6      152.6    14.6
  Excess              94.9     6.9       86.7     7.6       80.9     7.7      103.6     9.6      113.9    10.9
 Casualty
  Pro Rata(1)        413.8    29.9      251.8    22.1      298.7    28.6      258.1    24.0      221.1    21.2
  Excess             198.3    14.3      225.1    19.7      215.6    20.6      198.2    18.5      217.5    20.8
                  --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
 Total(2)          1,050.4    75.9      829.5    72.6      721.2    69.0      727.3    67.7      705.1    67.5
                  --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
INTERNATIONAL
 Property
  Pro Rata(1)        143.4    10.3      124.6    10.9      141.9    13.6      144.2    13.4      124.2    11.9
  Excess              55.6     4.0       54.8     4.8       45.8     4.4       62.9     5.9       79.8     7.6
 Casualty
  Pro Rata(1)         78.4     5.7       84.4     7.4       93.4     8.9       99.2     9.2       90.5     8.7
  Excess              46.2     3.3       48.5     4.3       43.6     4.2       41.4     3.8       44.4     4.3
                  --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
 Total(2)            323.6    23.4      312.3    27.5      324.7    31.1      347.7    32.4      338.9    32.5
                  --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
BERMUDA
 OPERATIONS
 Property
  Pro Rata(1)          -       0.0        -       0.0        -       0.0        -       0.0        -       0.0
  Excess               -       0.0        -       0.0        -       0.0        -       0.0        -       0.0
 Casualty
  Pro Rata(1)         11.6     0.8        -       0.0        -       0.0        -       0.0        -       0.0
  Excess               -       0.0        -       0.0        -       0.0        -       0.0        -       0.0
                  --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
 Total(2) (3)         11.6     0.8        -       0.0        -       0.0        -       0.0        -       0.0
                  --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
TOTAL COMPANY
 Property
  Pro Rata(1)        486.8    35.1      390.6    34.2      268.0    25.6      311.6    29.0      276.7    26.5
  Excess             150.5    10.9      141.4    12.4      126.6    12.1      166.5    15.5      193.8    18.6
 Casualty
  Pro Rata(1)        503.8    36.4      336.2    29.4      392.1    37.5      357.3    33.2      311.6    29.8
  Excess             244.5    17.7      273.6    24.0      259.2    24.8      239.6    22.3      261.9    25.1
                  --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
 Total(2)         $1,385.6   100.0%  $1,141.8   100.0%  $1,045.9   100.0%  $1,075.0   100.0%  $1,044.0   100.0%
                  ========  ======   ========  ======   ========  ======   ========  ======   ========  ======

-------------
(1) For purposes of the presentation above, pro rata includes reinsurance attaching to the first dollar of loss incurred by the ceding company and insurance.
(2)  Certain totals and subtotals may not reconcile due to rounding.
(3)  Includes immaterial amounts of life and annuity premium.

U.S. REINSURANCE OPERATION. The Company's U.S. Reinsurance operation writes property and casualty reinsurance, both treaty and facultative, through reinsurance brokers as well as directly with ceding companies within the United States. The Company targets certain brokers and, through the broker market, specialty companies and small to medium sized standard lines companies. On a direct basis, the Company targets companies which place their business predominantly in the direct market, including small to medium sized regional ceding companies, and seeks to develop long-term relationships with these companies. In addition, the U.S. Reinsurance operation writes portions of reinsurance programs for larger, national insurance companies.

In 2000, $110.3 million of gross premiums written were attributable to U.S. property business, of which 45.8% was written on an excess of loss basis and 54.2% was written on a pro rata basis. The Company's property underwriters utilize sophisticated underwriting methods which management believes are necessary to analyze and price property business, particularly that segment of the property market which has catastrophe exposure.

U.S. casualty business accounted for $275.6 million of gross premiums written in 2000, of which 52.1% was written on an excess of loss basis and 47.9% was written on a pro rata basis. The treaty casualty portfolio consists principally of professional liability, D&O liability, workers' compensation, excess and surplus lines, and other liability coverages. As a result of the complex technical nature of most of these risks, the Company's casualty underwriters tend to specialize by line of business and work closely with the Company's pricing actuaries.

The facultative unit conducts business both through brokers and directly with ceding companies, and consists of three underwriting units representing property, casualty and specialty lines of business. Business is written from a facultative headquarters office in New York and satellite offices in Chicago and San Francisco. In 2000, $24.7 million, $35.9 million and $15.0 million of gross premiums written were attributable to the property, general casualty and specialty lines of business, respectively.

In 2000, 84.3% and 15.7% of the U.S. Reinsurance operation's gross premiums written were written in the broker and direct reinsurance markets, respectively.

U.S. INSURANCE OPERATION. In 2000, the Company's U.S. Insurance operation wrote $250.5 million of gross premiums written, of which 96.3% was casualty and 3.7% was property. Of the casualty business, the predominant class was workers' compensation insurance. Everest National wrote $189.0 million and Everest Re wrote $35.8 million, with both principally targeting commercial property and casualty business written through general agency relationships with program administrators. Everest Indemnity wrote $12.3 million, principally targeting excess and surplus lines insurance business written through surplus lines brokers. SSIC wrote $13.4 million, principally targeting non-standard auto business written through retail agency relationships. With respect to insurance written through general agents and surplus lines brokers, the Company supplements the initial underwriting process with periodic claims and underwriting reviews.

SPECIALTY UNDERWRITING OPERATION. The Company's Specialty Underwriting operation writes A&H, marine, aviation and surety reinsurance. The A&H unit primarily focuses on health reinsurance of traditional indemnity plans, self-insured health plans and specialty medical plans. The marine and aviation unit focuses on ceding companies with a particular expertise in marine and aviation business. The marine and aviation business is written primarily through brokers and contains a significant international component written primarily in the London market. Surety business underwritten by the Company consists mainly of reinsurance of contract surety bonds

Gross premiums written by the A&H unit in 2000 totaled $211.6 million, of which $59.2 million was written through the broker market and $152.4 million was written through the direct market. Substantially all of the business was written on a proportional basis.

Gross premiums written by the marine and aviation unit in 2000 totaled $53.0 million, substantially all of which was written on a treaty basis and 83.4% of which was sourced through reinsurance brokers. Marine treaties represented 52.8% of marine and aviation gross premiums written in 2000 and consisted mainly of hull and liability coverage. Approximately 87.3% of the marine unit premiums in 2000 were written on a pro rata basis and 12.7 % as excess of loss. Aviation premiums accounted for 47.2% of marine and aviation gross premiums written in 2000 and included reinsurance for airlines, general aviation and satellites. Approximately 85.6% of the aviation unit's premiums in 2000 were written on a pro rata basis and 14.4% as excess of loss.

In 2000, gross premiums written by the surety unit totaled $53.7 million. Approximately 71.9% of the surety unit premiums in 2000 were written on a pro rata basis and 28.1% on an excess of loss basis. Most of the portfolio is reinsurance of contract surety bonds written directly with ceding companies, with the remainder being credit reinsurance, mostly in international markets. The unit's strategy is to maintain long-term relationships with major surety and fidelity writers and to continue to expand its international business.

INTERNATIONAL  OPERATION.  The Company's  International operation is designed to enable it to capitalize on the growth opportunities in the international reinsurance market. The Company targets several international markets, including: Europe and the London markets, which are serviced by branches in Brussels and London; Canada, with a branch in Toronto; Asia and Australia, with a branch in Singapore; and Latin America, Africa and the Middle East, which business is serviced from Everest Re's New Jersey headquarters and Miami office. The Company also writes "home-foreign" business, which provides reinsurance on the international portfolios of U.S. insurers, from New Jersey. Approximately 61.5% of the gross premiums written by the Company's international underwriters in 2000 represented property business, while the balance represented casualty business. As with its U.S. operations, the Company's International operation focuses on financially sound companies that have strong management and underwriting discipline and expertise. Approximately 78.2% of the Company's international business was written through brokers, with the remainder written directly with ceding companies.

In 2000, the Company's gross premiums written by its Brussels and London branches totaled $134.6 million and consisted of pro rata property (48.3%), excess property (25.8%), pro rata casualty (12.5%) and excess casualty (13.4%). Substantially all of the Brussels and London premiums consisted of treaty reinsurance. The Brussels office focuses on the continental European reinsurance markets, while the London office covers international business written through the London market.

Gross premiums written by the Company's Canadian office totaled $55.6 million in 2000 and consisted of pro rata property (8.8%), excess property (11.0 %), pro rata multi-line (47.6%), excess casualty (31.0%) and insurance written by Everest Canada (1.6%). Approximately 74.5% of the Canadian premiums consisted of treaty reinsurance, while 23.9% was facultative reinsurance and 1.6% was primary insurance.

The Company's Singapore branch covers the Asian and Australian markets and accounted for $23.7 million of gross written premiums in 2000. This business consisted of pro rata property (54.6%), excess property (13.3%), pro rata casualty (26.4%) and excess casualty (5.7%).

International business written out of Everest Re's New Jersey and Miami offices accounted for $109.7 million of gross premiums written in 2000 and consisted of pro rata treaty property (54.6%), pro rata treaty casualty (26.1%), excess treaty property (9.4%), excess treaty casualty (5.8%) and excess facultative property and casualty (4.1%). Of this international business, 45.1% was sourced from Latin America, 25.6% was sourced from the Middle East, 10.0% was sourced from the Caribbean, 5.9% was sourced from Europe, Africa and Asia, and 13.4% was "home-foreign" business.

BERMUDA OPERATION. The Company's Bermuda operation writes property, casualty, life and annuity business through Bermuda Re. In 2000, the Bermuda operation began writing business and had gross premiums written of $11.6 million.

GEOGRAPHIC AREAS
The Company conducts its business in Bermuda, in the United States and in a number of foreign countries. For select financial information about geographic areas, see Note 15 of Notes to the Consolidated Financial Statements. Risks attendant to the foreign operations of the Company parallel those attendant to the United States operations of the Company, with the primary exception of foreign exchange risks. See ITEM 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Safe Harbor Disclosure".

UNDERWRITING PROCESS
The Company offers ceding companies full service capability, including actuarial, claims, accounting and systems support, either directly or through the broker community. The Company's capacity for both property and casualty risks allows it to underwrite entire contracts or major portions thereof that might otherwise need to be syndicated among several reinsurers. The Company's strategy is to act as "lead" reinsurer in many of the reinsurance treaties it underwrites. The lead reinsurer on a treaty generally accepts one of the largest percentage shares of the treaty and is in a stronger position to negotiate price, terms and conditions than is a reinsurer which takes a smaller position. Management believes this strategy enables it to more effectively influence the terms and conditions of the treaties on which it participates. When the Company does not lead the treaty, it may still suggest changes to any aspect of the treaty. The Company may decline to participate in a treaty based upon its assessment of all relevant factors.

The Company's treaty underwriting process emphasizes a team approach among the Company's underwriters, actuaries and claims staff. Treaties are reviewed for compliance with the Company's general underwriting standards and certain larger treaties are evaluated in part based upon actuarial analyses by the Company. The actuarial models used in such analyses are tailored in each case to the exposures and experience underlying the specific treaty and the loss experience for the risks covered by such treaties. The Company does not separately evaluate each of the individual risks assumed under its treaties. The Company does, however, generally evaluate the underwriting guidelines of its ceding companies to determine their adequacy prior to entering into a treaty. The Company, when appropriate, also conducts underwriting, operational and claim audits at the offices of ceding companies to ensure that the ceding companies operate within such guidelines. Underwriting audits focus on the quality of the underwriting staff, the selection and pricing of risks and the capability of monitoring price levels over time. Claim audits, when appropriate, are performed in order to evaluate the client's claims handling abilities and practices.

The Company's U.S. facultative underwriters operate within guidelines specifying acceptable types of risks, limits and maximum risk exposures. Specified classes of risks and large premium risks are referred to the Everest Re's New York facultative headquarters for specific review before premium quotations are given to clients. In addition, the Company's guidelines require certain types of risks to be submitted for review because of their aggregate limits, complexity or volatility regardless of premium amount or size of the insured on the underlying contract.

The Company's insurance operations principally write property and casualty coverages for homogeneous risks through select program managers. These programs are evaluated based upon actuarial analysis and the program manager's capabilities. The Company's rates, forms and underwriting guidelines are tailored to specific risk types. The Company's underwriting, actuarial, claim and financial functions work closely with its program managers to establish appropriate underwriting and processing guidelines as well as appropriate monitoring mechanisms.

RISK MANAGEMENT AND RETROCESSION ARRANGEMENTS
The Company manages its risk of loss through a combination of aggregate exposure limits, underwriting guidelines that take into account risks, prices and coverage, and retrocessional arrangements.

The Company is exposed to multiple insured losses arising out of a single occurrence, whether a natural event, such as a hurricane or an earthquake, or other catastrophe, such as a riot or an explosion at a major factory. Any such catastrophic event could generate insured losses in one or many of the Company's treaties or lines of business. The Company employs various techniques, including licensed software modeling, to assess its accumulated exposure to property catastrophe losses and summarizes that exposure in terms of the probable maximum loss ("PML"). The Company defines PML as its anticipated maximum property loss, taking into account contract limits, caused by a single catastrophe affecting a broad contiguous geographic area, such as that caused by a hurricane or earthquake of such a magnitude that it is expected to occur once in every 100 years.

Management estimates that the Company's greatest catastrophe exposure worldwide from any single event is to hurricanes and earthquakes in the coastal regions of the United States, where the Company estimates it has a PML exposure, before reinsurance, of approximately $203 million in each such region based on its current book of business. Similarly, management estimates that the largest current PML exposure, before reinsurance, outside the United States is approximately $102 million. There can be no assurance that the Company will not experience losses from one or more catastrophic events that exceed, perhaps by a substantial amount, its estimated PML.

Underwriting guidelines have been established for each business unit. These guidelines place dollar limits on the amount of business that can be written based on a variety of factors, including ceding company, line of business, geographical location and risk hazards. In each case, those guidelines permit limited exceptions, which must be authorized by the Company's senior management.

The  Company  does  not  typically   purchase   reinsurance  to  cover  specific
reinsurance business written, but does from time to time, purchase retrocessional protections where the underwriter deems it to be prudent to reinsure a portion of the specific risks being assumed. In 2000 and 2001, the Company purchased an excess property facultative retrocessional program, an excess retrocessional workers' compensation program and an excess property catastrophe program for losses incurred outside of the U.S. The Company also participates in "common account" retrocessional arrangements for certain reinsurance treaties. Common account reinsurance arrangements are arrangements whereby the ceding company purchases a cover for the benefit of the ceding company and its reinsurers on a reinsurance treaty. Common account retrocessional arrangements reduce the effect of individual or aggregate losses to all participating companies with respect to a reinsurance treaty, including the ceding company.

The Company typically purchases reinsurance to cover insurance programs written by the U.S. Insurance operation. For policies incepting on or after November 1998, the Company purchased a workers' compensation reinsurance program that provided for statutory limits coverage in excess of $75,000 of losses per occurrence on the Company's workers' compensation insurance business written prior to November 1, 2000. Since November 1, 2000, this primary workers' compensation reinsurance program provides statutory limits coverage in excess of $250,000 of losses per occurrence. In addition, for the twelve-month period commencing July 31, 2000, the Company purchased reinsurance for a specific program of business. The reinsurance, subject to certain aggregate limits, covers U.S. Longshore and Harbor Workers' Compensation Act and state act workers' compensation business for 100% of loss occurrences up to $100 million. Consistent with the $1 million limits of the underlying policies in the program, reinsurance for 100% of Maritime Employers Liability and Employers Liability is also provided.

The Company also purchases a corporate level retrocession covering the potential accumulation of all exposures. For 2001, the Company purchased an accident year aggregate excess of loss retrocession agreement which provides up to $175.0 million of coverage if Everest Re's consolidated statutory basis accident year loss ratio exceeds a loss ratio attachment point provided in the contract for the 2001 accident year. The attachment point is net of inuring reinsurance and retrocessions and includes adjustable premium provisions that effectively cause the Company to offset, on a pre-tax income basis, up to 52.9% of such ceded losses, depending upon the character of the underlying losses, through additional premiums. The maximum recovery is $175.0 million before giving effect to a maximum adjustable premium of $82.5 million. Similar coverage was purchased and remains in effect for the 2000 and 1999 accident years, although cessions under the 1999 cover have reduced the limit available to $105.0 million.

Although the catastrophe and aggregate excess of loss retrocessions have terms which provide for additional premiums to be paid to the retrocessionaire in the event that losses are ceded, all aspects of the Company's retrocessional program have been structured to permit these agreements to be accounted for as reinsurance under Statement of Financial Accounting Standards ("SFAS") No. 113. If a single catastrophe were to occur in the United States that resulted in $203 million of gross losses and allocated loss adjustment expenses ("ALAE") in 2001 (an amount equivalent to the Company's PML), management estimates that the effect (including additional premiums and retained losses and ALAE) on the Company's income would be approximately $98 million and $63 million before and after taxes, respectively. This pre-tax net loss estimate assumes that the Company's aggregate losses and ALAE for 2001 would exceed the threshold loss ratio requirement in the aggregate excess of loss cover by at least $175.0 million.

In addition, the Company has coverage under an aggregate excess of loss reinsurance agreement provided by Prudential Property and Casualty Insurance Company of Indiana ("Prupac"), a wholly-owned subsidiary of The Prudential, in connection with the Company's acquisition of Mt. McKinley in September 2000. This agreement covers 80% or $160 million of the first $200 million of any adverse loss reserve development on the carried reserves of Mt. McKinley at the date of acquisition and reimburses the Company as such losses are paid by the Company. There were no cessions under this reinsurance at December 31, 2000.

In connection with the Mt. McKinley acquisition, Prupac also provided an excess of loss reinsurance for 100% of the first $8.5 million of loss with respect to certain of Mt. McKinley's retrocessions and potentially uncollectible reinsurance coverage. There were $3.3 million of cessions under this reinsurance at December 31, 2000.

As of December 31, 2000, the Company carried as an asset $509.0 million in reinsurance receivables with respect to losses ceded. Of this amount, $145.0 million, or 28.5%, was receivable from Continental Insurance Company ("Continental") and $70.0 million or 13.8% was receivable from London Life and Casualty Reinsurance Corp. ("London Life"). No other retrocessionaire accounted for more than $25.0 million of the Company's receivables. See ITEM 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition".

The Company's arrangements with Continental and London Life are managed on a funds held basis, which means that the Company has not released premium payments to the retrocessionaire but rather retains such payments to secure obligations of the retrocessionaire, records them as a liability and reduces the liability account as payments become due. As of December 31, 2000, such funds had reduced the Company's net exposure to Continental and London Life to $74.4 million and $33.5 million, respectively.

No assurance can be given that the Company will be able to obtain retrocessional coverage in the future similar to that currently in place. The Company continuously evaluates its exposures and risk capacities in the context of reinsurance market conditions, at both the specific and corporate level. Although management carefully selects its reinsurers, the Company is subject to credit risk with respect to its reinsurance because the ceding of risk to reinsurers does not relieve the Company of its liability to insureds or ceding companies.

MT. MCKINLEY INSURANCE COMPANY-ACQUISITION
The Company completed its acquisition of Gibraltar, subsequently renamed Mt. McKinley, in September 2000. In connection with the acquisition, the seller provided the reinsurance described above and the Company terminated certain relationships between Mt. McKinley and its former parent, The Prudential, and its affiliates. Mt. McKinley's ongoing operations relate to servicing claims arising from (1) insurance written by Mt. McKinley or Everest Re prior to 1985,
(2) reinsurance of insurance business and certain Everest Re reinsurance business written prior to 1991 which had previously been reinsured with third parties and commuted with these third parties into Mt. McKinley and (3) exposure to adverse loss reserve development on Everest Re's reserves as of June 30, 1995, which exposure was assumed by Mt. McKinley at the time of the Company's initial public offering.

CLAIMS
Claims are managed by the Company's professional claims staff whose responsibilities include reviewing initial loss reports and coverage issues, monitoring claims handling activities of ceding companies, establishing and adjusting proper case reserves and approving payment of claims. In addition to claims assessment, processing and payment, the claims staff selectively conducts comprehensive claims audits of both specific claims and overall claims procedures at the offices of selected ceding companies. In most instances, insurance claims are handled by third party claims services providers who have limited authority and are subject to oversight by the Company's professional claims staff.

RESERVES FOR UNPAID PROPERTY AND CASUALTY LOSSES AND LOSS ADJUSTMENT EXPENSES Significant periods of time may elapse between the occurrence of an insured loss, the reporting of the loss to the insurer and the reinsurer and payment of that loss by the insurer and subsequent payments to the insurer by the reinsurer. To recognize liabilities for unpaid losses and loss adjustment expenses ("LAE"), insurers and reinsurers establish reserves, which are balance sheet liabilities representing estimates of future amounts needed to pay reported and unreported claims and related expenses on losses that have already occurred. Actual losses and LAE paid may deviate, perhaps substantially, from such reserves. To the extent reserves prove to be insufficient to cover actual losses and LAE after taking into account available reinsurance coverage, the Company would have to augment such reserves and incur a charge to earnings, which could be material in the period such augmentation takes place. See ITEM 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Loss and LAE Reserves".

While the reserving process is difficult and subjective for insurance companies, the inherent uncertainties of estimating such reserves are even greater for the reinsurer, due primarily to the longer time between the date of an occurrence and the reporting of any attendant claims to the reinsurer, the diversity of development patterns among different types of reinsurance treaties or facultative contracts, the necessary reliance on the ceding companies for information regarding reported claims and differing reserving practices among ceding companies. In addition, trends that have affected development of liabilities in the past may not necessarily occur or affect liability development to the same degree in the future. As a result, actual losses and LAE may deviate, perhaps substantially, from estimates of reserves reflected in the Company's consolidated financial statements.

Like many other property and casualty insurance and reinsurance companies, the Company has experienced adverse loss development for prior accident years, which has led to adjustments in losses and LAE reserves. The increase in net reserves for prior accident years reduced net income for the periods in which the adjustments were made. There can be no assurance that adverse development from prior years will not continue in the future or that such adverse development will not have a material adverse effect on net income.

CHANGES IN HISTORICAL RESERVES
The following table shows changes in historical loss reserves for the Company for 1990 and subsequent years. The table is presented on a GAAP basis except that the Company's loss reserves for its Canadian branch operations are presented in Canadian dollars, the impact of which is not material. The top line of each table shows the estimated reserves for unpaid losses and LAE recorded at each year-end date. Each amount in the top line represents the estimated amount of future payments for losses and LAE on claims occurring in that year and in all prior years. The upper (paid) portion of the table presents the cumulative amounts paid through each subsequent year on those claims for which reserves were carried as of each specific year end. The lower (liability re-estimated) portion shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the actual claims for which the initial reserves were carried. The cumulative redundancy/deficiency line represents the cumulative change in estimates since the initial reserve was established. It is equal to the latest liability re-estimated amount less the initial reserve.

Each amount other than the original reserves in the top half of the table below includes the effects of all changes in amounts for prior periods. For example, if a loss settled in 1993 for $100,000 was first reserved in 1990 at $60,000 and remained unchanged until settlement, the $40,000 deficiency (actual loss minus original estimate) would be included in the cumulative redundancy (deficiency) in each of the years in the period 1990 through 1992 shown below. Conditions and trends that have affected development of liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.

        TEN YEAR GAAP LOSS DEVELOPMENT TABLE PRESENTED NET OF REINSURANCE
                      with Supplemental Gross Data (1) (2)

                                                             YEARS ENDED DECEMBER 31,
                    ------------------------------------------------------------------------------------------------------------
                      1990      1991      1992      1993      1994      1995      1996      1997      1998      1999      2000
                    --------  --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
                                                              (DOLLARS IN MILLIONS)
Reserves for unpaid
 loss and LAE       $1,891.9  $1,752.9  $1,854.7  $1,934.2  $2,104.2  $2,316.1  $2,551.6  $2,810.0  $2,953.5  $2,977.4  $3,364.9
Paid (cumulative)
 as of:
 One year later        597.1     333.3     461.5     403.5     359.5     270.4     331.2     450.8     484.3     673.4
 Two years later       785.9     550.4     740.1     627.7     638.0     502.8     619.2     747.9     955.3
 Three years later     933.1     758.3     897.0     820.5     828.0     682.0     813.7   1,101.5
 Four years later    1,096.9     868.1   1,036.0     953.0     983.6     806.3   1,055.9
 Five years later    1,176.9     970.0   1,141.0   1,071.5   1,143.4     990.9
 Six years later     1,257.3   1,052.9   1,232.7   1,202.2   1,294.8
 Seven years later   1,329.8   1,130.3   1,334.8   1,324.0
 Eight years later   1,395.6   1,210.0   1,433.3
 Nine years later    1,450.9   1,285.1
 Ten years later     1,510.8
Liability re-
 estimated as of:
 One year later      1,866.3   1,737.8   1,929.2   2,008.5   2,120.8   2,286.5   2,548.4   2,836.2   2,918.1   2,985.2
 Two years later     1,872.8   1,775.7   1,988.9   2,015.4   2,233.7   2,264.5   2,575.9   2,802.2   2,921.6
 Three years later   1,907.5   1,843.3   2,010.0   2,119.0   2,271.2   2,285.1   2,546.0   2,794.7
 Four years later    1,976.5   1,855.7   2,111.9   2,164.5   2,452.3   2,260.7   2,528.0
 Five years later    1,984.3   1,955.1   2,155.3   2,344.9   2,381.7   2,254.5
 Six years later     2,080.0   1,995.8   2,332.3   2,278.3   2,382.0
 Seven years later   2,123.2   2,178.0   2,269.9   2,279.1
 Eight years later   2,307.8   2,115.5   2,273.0
 Nine years later    2,242.9   2,122.5
 Ten years later     2,249.3
Cumulative
 redundancy/
 (deficiency)       $ (357.4) $ (369.6) $ (418.3) $ (344.9) $ (277.9) $   61.5  $   23.6  $   15.3  $   31.9  $   (7.8)
                    ========  ========  ========  ========  ========  ========  ========  ========  ========  ========

Gross liability-
 end of year                                                                    $3,298.2  $3,498.7  $3,869.2  $3,705.2  $3,853.7
Reinsurance
 receivable                                                                        746.6     688.7     915.7     727.8     488.8
                                                                                --------  --------  --------  --------  --------
Net liability-
 end of year                                                                     2,551.6   2,810.0   2,953.5   2,977.4  $3,364.9
                                                                                --------  --------  --------  --------  ========
Gross re-estimated
 liability at
 December 31, 2000                                                               3,558.3   3,694.1   3,786.9   3,796.2
Re-estimated
 receivable at
 December 31, 2000                                                               1,030.3     899.4     865.3     811.0
                                                                                --------  --------  --------  --------
Net re-estimated
 liability at
 December 31, 2000                                                               2,528.0   2,794.7   2,921.6   2,985.2
                                                                                --------  --------  --------  --------
Gross cumulative
 redundancy/
 (deficiency)                                                                   $ (260.1) $ (195.4) $   82.3  $  (91.0)
                                                                                ========  ========  ========  ========

----------
(1) Includes Mt. McKinley data through September 30, 1991 and for 2000.
(2) The Canadian Branch reserves are reflected in Canadian dollars.

For years prior to 1990, management believes that two factors had the most significant impact on loss development. First, through the mid-1980's, a number of industry and external factors, such as the propensity of courts to award large damage awards in liability cases, combined to increase loss frequency and severity to unexpectedly high levels. Second, contracts written prior to 1986 contained coverage terms which, for the Company and the industry in general, have been interpreted by courts to provide coverage for asbestos and environmental exposures not contemplated by either the pricing or the initial reserving of the contracts. Legal developments during the mid-1980's necessitated additional reserving for such exposures on both a case and incurred but not reported ("IBNR") basis. Net incurred losses with respect to asbestos and environmental claims, net of reinsurance, were ($5.8) million, $0 million, $15.4 million, $3.5 million, and $0 million in 2000, 1999, 1998, 1997 and 1996, respectively. Substantially all of these losses related to pre-1986 exposures. The favorable loss development in 2000 relates to a commutation completed in 2000. The absence of net incurred losses in 1996 is attributable to 100% coverage under the stop loss agreement, a reinsurance agreement with Mt. McKinley, which was then a subsidiary of The Prudential, and which agreement commenced in 1995, when the Company was sold in an initial public offering by The Prudential. The net incurred losses in 1998 and 1997 reflected coinsurance under the same stop loss agreement.

Management believes that adequate provision has been made for the Company's loss and LAE reserves. While there can be no assurance that reserves for and losses from these claims will not increase in the future, management believes that the Company's existing reserves and retrocessional arrangements lessen the probability that such increases would have a material adverse effect on the Company's financial condition, results of operations or cash flows.

The Ten Year GAAP Loss Development Table includes Mt. McKinley data until September 30, 1991, at which time Everest Re distributed the stock of Mt. McKinley to PRUCO, Inc., a subsidiary of The Prudential. Thus, the 1990 "Reserves for unpaid loss and LAE" includes the Mt. McKinley liability. Similarly, the "Paid (cumulative) as of" and "Liability re-estimated as of" data include Mt. McKinley experience until September 30, 1991. At the time of the distribution of Mt. McKinley, Mt. McKinley still had $288.5 million of reserves outstanding. To more accurately reflect reserve development in the context of the distribution, the Mt. McKinley reserves were removed from the reserves for unpaid losses and LAE line for periods after 1991 and the $288.5 million was treated as a paid loss. The amount so treated as paid in 1991 was $288.5 million for the year 1990. The cumulative reserve (deficiency) relating to Mt. McKinley for 1990 was ($30.0) million. The cumulative reserve (deficiency) relating to the Company excluding Mt. McKinley for 1990 was ($327.4) million. The reserves for unpaid loss and LAE for 2000 include $480.9 million relating to Mt. McKinley at December 31, 2000, principally reflecting $491.1 million of Mt. McKinley reserves at the acquisition date.

The following table is derived from the Ten Year GAAP Loss Development Table above and summarizes the effect of reserve re-estimates, net of reinsurance, on calendar year operations for the same ten-year period ended December 31, 2000. Each column represents the amount of reserve re-estimates made in the indicated calendar year and shows the accident years to which the re-estimates are applicable. The amounts in the total accident year column on the far right represent the cumulative reserve re-estimates for the indicated accident years.

            EFFECT OF RESERVE REESTIMATES ON CALENDAR YEAR OPERATIONS

                                                                                                 CUMULATIVE RE-
                                              CALENDAR YEAR ENDED DECEMBER 31,                   ESTIMATES FOR
                -------------------------------------------------------------------------------  EACH ACCIDENT
                 1991    1992    1993    1994    1995    1996    1997    1998     1999    2000        YEAR
                ------  ------  ------  ------  ------  ------  ------  -------  ------  ------  --------------
                                                   (DOLLARS IN MILLIONS)
Accident
Years
1990 & prior    $ 25.6  $ (6.5) $(34.7) $(69.0) $ (7.9) $(95.7) $(43.2) $(184.6) $ 64.9  $ (6.4) $       (357.5)
1991                      21.6    (3.2)    1.4    (4.6)   (3.8)    2.5      2.4    (2.4)   (0.6)           13.3
1992                             (36.6)    7.9    (8.7)   (2.5)   (2.7)     5.2    (0.1)    3.9           (33.6)
1993                                     (14.5)   14.2    (1.7)   (2.1)    (3.5)    4.2     2.3            (1.1)
1994                                              (9.8)   (9.3)    8.0     (0.7)    4.1     0.4            (7.3)
1995                                                     142.4    59.6    160.4   (46.2)    6.5           322.7
1996                                                             (18.9)    (6.8)    5.5    11.8            (8.4)
1997                                                                        1.3     4.1   (10.4)           (5.0)
1998                                                                                1.4   (11.0)           (9.6)
1999                                                                                       (4.3)           (4.3)
Total calendar
year effect     $ 25.6  $ 15.1  $(74.5) $(74.2) $(16.8) $ 29.4  $  3.2  $ (26.3) $ 35.5  $ (7.8) $        (90.8)

As illustrated by this table, the factors which caused the deficiencies shown in the Ten Year GAAP Loss Development Table relate almost entirely to accident years prior to 1990 principally reflecting the impact of asbestos and environmental exposures discussed above. The significant favorable development experienced for the 1995 accident year is due to aggregate excess of loss reinsurance provided to the Company at the time of its Initial Public Offering. This contract, because of its 1995 inception date, is attributed to the 1995 accident year. Aggregate historical development excluding the impact of these two unusual items is not material.

The following table presents a reconciliation of beginning and ending reserve balances for the years indicated on a GAAP basis:

                  RECONCILIATION OF RESERVES FOR LOSSES AND LAE

                                              YEARS ENDED DECEMBER 31,
                                       -------------------------------------
                                         2000          1999          1998
                                       ---------     ---------     ---------
                                               (DOLLARS IN MILLIONS)
Reserves at beginning of period        $ 3,647.0     $ 3,800.0     $ 3,437.8
                                       ---------     ---------     ---------
Incurred related to:
 Current year                              876.8         807.0         752.3
 Prior years                                 7.8         (35.4)         26.1
                                       ---------     ---------     ---------
 Total incurred losses                     884.6         771.6         778.4
                                       ---------     ---------     ---------
Paid related to:
 Current year  (1)                        (166.9)        252.4         192.4
 Prior years                               673.4         484.3         450.8
                                       ---------     ---------     ---------
 Total paid losses                         506.5         736.7         643.2
                                       ---------     ---------     ---------
Change in reinsurance receivables
 on unpaid losses and LAE                 (238.9)       (187.9)        227.0
                                       ---------     ---------     ---------
Reserves at end of period              $ 3,786.2     $ 3,647.0     $ 3,800.0
                                       =========     =========     =========

(1) Current year paid losses for 2000 are net of ($483.8) million resulting from the acquisition of Mt. McKinley.


RESERVES FOR ASBESTOS AND ENVIRONMENTAL LOSSES AND LOSS ADJUSTMENT EXPENSES
The Company's reserves include an estimate of the Company's ultimate liability for asbestos and environmental claims for which ultimate value cannot be estimated using traditional reserving techniques. There are significant uncertainties in estimating the amount of the Company's potential losses from asbestos and environmental claims. See ITEM 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asbestos and Environmental Exposures" and Note 12 of Notes to Consolidated Financial Statements.

The following table summarizes the composition of the Company's total reserves for asbestos and environmental losses, gross and net of reinsurance for the years ended December 31, 2000, 1999 and 1998.

                                          YEARS ENDED DECEMBER 31,
                                     -----------------------------------
                                      2000 (1)      1999         1998
                                     ---------    ---------    ---------
                                            (DOLLARS IN MILLIONS)
Case reserves reported by
 ceding companies                    $   106.8    $   146.9    $   137.5
Additional reserves
 established by the Company
 (assumed reinsurance)                    74.0         70.8         67.9
Case reserves established
 by the Company                          118.3         47.3         40.9
IBNR reserves                            394.6        349.2        414.5
                                     ---------    ---------    ---------
Gross reserves                           693.7        614.2        660.8
Reinsurance receivable                   (65.2)      (249.1)      (397.3)
                                     ---------    ---------    ---------
Net reserves                         $   628.5    $   365.1    $   263.5
                                     =========    =========    =========

------------------
(1) In 2000, Holdings acquired Mt. McKinley, resulting in an increase to the Company's gross and net asbestos and environmental exposure.


Additional losses, the type or magnitude of which cannot be foreseen by the Company, or the reinsurance and insurance industry generally, may emerge in the future. Such future emergence, to the extent not covered by existing retrocessional contracts, could have material adverse effects on the Company's future financial condition, results of operations and cash flows.

FUTURE POLICY BENEFIT RESERVES
Future policy benefit liabilities for annuities are reported at the accumulated fund balance of these contracts. These reserves include both mortality and morbidity provisions with respect to life and annuity claims, both reported and unreported. Actual experience in a particular period may be worse than assumed experience and, consequently, may adversely affect the Company's operating results for the period. See Note 1F of Notes to Consolidated Financial Statements.

INVESTMENTS
The Company's overall financial strength and results of operations are, in part, dependent on the quality and performance of its investment portfolio. Net investment income and net realized capital gains (losses) on the Company's invested assets constituted 20.4%, 18.1% and 18.6% of the Company's revenues for the years ending December 31, 2000, 1999 and 1998, respectively. The Company's cash and invested assets totaled $5,493.0 million at December 31, 2000 of which 92.4% were cash or investment grade fixed maturities.

The Company's current investment strategy seeks to maximize after-tax income through a high quality, diversified, taxable bond and tax-preferenced fixed maturity portfolio, while maintaining an adequate level of liquidity. The Company's mix of taxable and tax-preferenced investments is adjusted continuously, consistent with the Company's current and projected operating results, market conditions and tax position. Additionally, the Company invests in equity securities which it believes will enhance the risk-adjusted total return of the investment portfolio.

The board of directors of each company is responsible for establishing investment policy and guidelines and, together with senior management, for overseeing their execution. The Company's investment portfolio is in compliance with the insurance laws of the jurisdictions in which its subsidiaries are regulated. An independent investment advisor is utilized to manage the Company's investment portfolio within the established guidelines and is required to report activities on a current basis and to meet with the Company periodically to review and discuss the portfolio structure, securities selection and performance results.

The Company's investment guidelines include a current duration guideline of five to six years. The duration of an investment is based on the maturity of the security but also reflects the payment of interest and the possibility of early prepayment of such security. This investment duration guideline is established and periodically revised by management, which considers economic and business factors. An important factor is the Company's average duration of potential liabilities, which, at December 31, 2000, is estimated at approximately five years based on the estimated payouts of underwriting liabilities using standard duration calculations.

Approximately 7.9% of the Company's consolidated reserves for losses and LAE and unearned premiums represents estimated amounts payable in foreign currencies. For each currency in which the Company has established substantial reserves, the Company seeks to maintain invested assets denominated in such currency in an amount approximately comparable to the estimated liabilities which are denominated in such currency.

As of December 31, 2000, 98.8% of the Company's total investments and cash were comprised of fixed maturity investments or cash and 93.4% of the Company's fixed maturities consisted of investment grade securities. The average maturity of fixed maturities was 7.9 years at December 31, 2000, and their overall duration was 4.8 years. As of December 31, 2000, the Company did not have any investments in commercial real estate or direct commercial mortgages or any material holdings of derivative investments or securities of issuers that are experiencing cash flow difficulty to an extent that the Company's management believes could threaten the issuer's ability to meet debt service payments.

As of December 31, 2000, the Company's common stock portfolio had a market value of $36.5 million, comprising 0.7% of total investments and cash and is managed with a growth and income orientation consisting primarily of investments in dividend-paying mid- and large- capitalization companies.

The following table reflects investment results for the Company for each of the five years in the period ended December 31, 2000:

                                                                         PRE-TAX
                                             PRE-TAX                   REALIZED NET
                              AVERAGE       INVESTMENT     EFFECTIVE   CAPITAL GAINS
Years Ended December 31,   INVESTMENTS(1)    INCOME(2)       YIELD      (LOSSES)
------------------------------------------------------------------------------------
                                              (DOLLARS IN MILLIONS)
2000                       $     4,824.0    $    301.5         6.25%   $         0.8
1999                             4,219.4         253.0         6.00            (16.8)
1998                             4,243.3         244.9         5.77             (0.8)
1997                             3,888.9         228.5         5.88             15.9
1996                             3,416.4         191.9         5.62              5.7

-----------------
(1) Average of the beginning and ending carrying values of investments and cash, less net funds held and non-interest bearing cash. Bonds, common stock and redeemable and non-redeemable preferred stocks are carried at market value.
(2)   After investment expenses, excluding realized net capital gains (losses).


The following table summarizes fixed maturities as of December 31, 2000 and 1999:

                                     AMORTIZED      UNREALIZED      UNREALIZED       MARKET
                                       COST        APPRECIATION    DEPRECIATION       VALUE
                                    -----------    ------------    ------------    -----------
                                                       (DOLLARS IN MILLIONS)
December 31, 2000:
 U.S. Treasury securities and
  obligations of U.S. government
  agencies and corporations         $     133.1    $        4.8    $        -      $     137.9
 Obligations of states and
  political subdivisions                1,514.1            85.2             0.4        1,598.9
 Corporate securities                   1,900.4            41.8            73.8        1,868.4
 Mortgage-backed securities               799.7            22.0             0.5          821.2
 Foreign government securities            212.7            17.1             0.2          229.6
 Foreign corporate securities             289.7             7.7             1.5          295.9
                                    -----------    ------------    ------------    -----------
    Total                           $   4,849.7    $      178.6    $       76.4    $   4,951.9
                                    ===========    ============    ============    ===========

December 31, 1999:
 U.S. Treasury securities and
  obligations of U.S. government
  agencies and corporations         $     135.5    $        0.5    $        1.5    $     134.5
 Obligations of states and
  political subdivisions                2,066.4            37.9            76.3        2,028.0
 Corporate securities                     877.8             1.6            30.4          849.0
 Mortgage-backed securities               337.4             2.3             1.9          337.8
 Foreign government securities            250.6            11.9             0.4          262.1
 Foreign corporate securities             272.9             4.5             3.5          273.9
                                    -----------    ------------    ------------    -----------
    Total                           $   3,940.6    $       58.7    $      114.0    $   3,885.3
                                    ===========    ============    ============    ===========

The following table presents the credit quality distribution of the Company's fixed maturities as of December 31, 2000:

                                                                     PERCENT OF
Rating Agency Credit Quality Distribution              AMOUNT          TOTAL
-----------------------------------------           ------------    ------------
(Dollars in millions)
AAA/AA/A                                            $    3,785.0            76.4%
BBB                                                        813.3            16.4
BB                                                         303.5             6.1
B                                                           38.9             0.8
CCC/CC/C                                                     2.7             0.1
CI/D                                                         8.5             0.2
                                                    ------------    ------------
    Total                                           $    4,951.9           100.0%
                                                    ============    ============

The following table summarizes fixed maturities by contractual maturity as of December 31, 2000:

                                                         PERCENT OF
                                            AMOUNT         TOTAL
                                         ------------    ----------
(DOLLARS IN MILLIONS)
Maturity category:
  Less than one year                     $      115.9           2.3%
  1-5 years                                     854.8          17.3
  5-10 years                                  1,688.3          34.1
  After 10 years                              1,471.7          29.7
                                         ------------    ----------
    Subtotal  (2)                             4,130.7          83.4
  Mortgage-backed securities (1)                821.2          16.6
                                         ------------    ----------
    Total   (2)                          $    4,951.9         100.0%
                                         ============    ==========

------------
(1) Mortgage-backed securities generally are more likely to be prepaid than other fixed maturities. Therefore, contractual maturities are excluded from this table since they may not be indicative of actual maturities.
(2)    Certain totals may not reconcile due to rounding.


RATINGS
The following table shows the financial strength ratings of the Company's operating subsidiaries as reported by A.M. Best, Standard & Poor's Rating Services ("Standard & Poor's) and Moody's Investor Service ("Moody's"). These ratings are based upon factors of concern to policyholders and should not be considered an indication of the degree or lack of risk involved in an equity investment in an insurance company.

Operating Subsidiary         A.M. Best        Standard & Poor's    Moody's
----------------------------------------------------------------------------
Everest Re                   A+ (Superior)    AA- (Very Strong)    A1 (Good)
Bermuda Re                   A+ (Superior)    AA- (Very Strong)    Not Rated
Everest National             A+ (Superior)    AA- (Very Strong)    Not Rated
Everest Indemnity            A+ (Superior)    Not Rated            Not Rated
Southeastern Security        A+ (Superior)    BB pi                Not Rated
Everest Canada               A+ (Superior)    Not Rated            Not Rated
Mt. McKinley                 Not Rated        B pi                 Not Rated

A.M. Best states that the "A+" ("Superior") rating is assigned to those companies which, in its opinion, have, on balance, achieved superior financial strength, operating performance and market profile when compared to the standards established by A.M. Best and have demonstrated a very strong ability to meet their ongoing obligations to policyholders. The "A+" ("Superior") rating is the second highest of fifteen ratings assigned by A.M. Best, which range from "A++" ("Superior") to "F" ("In Liquidation"). Additionally, A.M. Best has eleven classifications within the "Not Assigned" category. Standard & Poor's states that the "AA-" rating is assigned to those insurance companies which, in its opinion, offer excellent financial security and whose capacity to meet policyholder obligations is strong under a variety of economic and underwriting conditions. The "AA-" rating is the fourth highest of nineteen ratings assigned by Standard & Poor's, which range from "AAA" (Superior) to "R" (Regulatory Action). Ratings from AA to B may be modified by the use of a plus or minus sign to show relative standing of the insurer within those rating categories. Ratings, denoted with a "pi" subscript, are ratings based on Standard & Poor's analysis of published financial information and do not reflect in-depth meetings with the Company's management. The "BB pi" and "B pi" ratings are the twelfth and fifteenth highest of the nineteen Standard & Poor's ratings. Moody's states that insurance companies rated "A" offer good financial security. However, elements may be present which suggest a susceptibility to impairment in the future. Moody's rating gradations are shown through the use of nine distinct symbols, each symbol representing a group of ratings in which the financial security is broadly the same. The "A1" (Good) rating is the fifth highest of ratings assigned by Moody's, which range from "Aaa" (Exceptional) to "C" (Lowest). Moody's further distinguishes the ranking of an insurer within its generic rating classification from Aa to B with 1, 2 and 3 ("1" being the highest).

The following table shows the investment grade ratings of the Holdings' senior notes due March 15, 2005 and March 15, 2010 by A.M. Best, Standard & Poor's and Moody's. Debt ratings are a current assessment of the credit-worthiness of an obligor with respect to a specific obligation.

                             A.M. Best        Standard & Poor's    Moody's
--------------------------------------------------------------------------
Senior Notes                 a                A-                   A3


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

COMPETITION
The worldwide reinsurance and insurance businesses are highly competitive. Since late 1999, market conditions, including unfavorable industry-wide results of operations, have led to modest premium rate increases as well as modest improvements in contract terms in a number of lines of reinsurance and insurance. These changes reflect a reversal of the trend from 1987 through 1999 toward increasingly competitive global market conditions across most lines of business as reflected by decreasing prices and broadening contract terms. The earlier trend resulted from a number of factors, including the emergence of significant reinsurance capacity in Bermuda, a rejuvenated Lloyd's market and consolidation and increased capital levels in the insurance industry. Many of these same factors continue to operate. As a result, although the Company is encouraged by the recent improvements, the Company cannot predict with any reasonable certainty whether and to what extent these improvements will persist.

Competition with respect to the types of reinsurance and insurance business in which the Company is engaged is based on many factors, including the perceived overall financial strength of the reinsurer or insurer, the A.M. Best and/or Standard & Poor's rating of the reinsurer or insurer, underwriting expertise, the jurisdictions where the reinsurer or insurer is licensed or otherwise authorized, premiums charged, other terms and conditions of the reinsurance and insurance business offered, services offered, speed of claims payment and reputation and experience in lines written. The Company competes in the United States, Bermuda and international reinsurance and insurance markets with numerous international and domestic reinsurance and insurance companies. The Company's competitors include independent reinsurance and insurance companies, subsidiaries or affiliates of established worldwide insurance companies, reinsurance departments of certain insurance companies and domestic and international underwriting operations, including underwriting syndicates at Lloyd's of London. Some of these competitors have greater financial resources than the Company and have established long-term and continuing business relationships throughout the industry, which can be a significant competitive advantage. In addition, the potential for securitization of reinsurance and insurance risks through the capital markets provide an additional source of reinsurance and insurance capacity and competition.

EMPLOYEES
As of March 1, 2001, the Company employed 442 persons. Management believes that its employee relations are good. None of the Company's employees are subject to collective bargaining agreements, and the Company is not aware of any current efforts to implement such agreements.

INFORMATION RELATING TO DOMESTIC AND FOREIGN OPERATIONS
Financial information relating to geographic  areas of operation is set forth in
Note 15 of Notes to Consolidated Financial Statements of the Company is incorporated herein by reference.

REGULATORY MATTERS
The Company and its insurance subsidiaries are subject to regulation under the insurance statutes of the various jurisdictions in which they conduct business, including essentially all states of the United States, Canada, Hong Kong, Singapore, the United Kingdom and Bermuda. These regulations vary from jurisdiction to jurisdiction and are generally designed to protect ceding insurance companies and policyholders by regulating the Company's conduct of business, financial integrity and ability to meet its obligations relating to its business transactions and operations. Many of these regulations require reporting of information designed to allow insurance regulators to closely monitor the Company's performance.

INSURANCE HOLDING COMPANY REGULATION. Under applicable United States laws and regulations, no person, corporation or other entity may acquire a controlling interest in the Company, unless such person, corporation or entity has obtained the prior approval for such acquisition from the Insurance Commissioners of Delaware and the other states in which the Company's insurance subsidiaries are domiciled, currently Arizona and Georgia. Under these laws, "control" is presumed when any person acquires, directly or indirectly, 10% or more of the voting securities of an insurance company. To obtain the approval of any change in control, the proposed acquirer must file an application with the relevant insurance commissioner disclosing, among other things, the acquirer's background and that of its directors and officers, the acquirer's financial condition, and its proposed changes in the management and operations of the insurance company. U.S. state regulators also require prior notice or regulatory approval of material inter-affiliate transactions within the holding company structure. See "Dividends".

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

DIVIDENDS. Under Bermuda law, Group is prohibited from declaring or paying a dividend if such payment would reduce the realizable value of its assets to an amount less than the aggregate value of its liabilities and its issued share capital and share premium (additional paid-in capital) accounts. Group's ability to pay dividends and its operating expenses is partially dependent upon dividends from its subsidiaries. The payment of dividends by insurance subsidiaries is limited under Bermuda law as well as the laws of the various U.S. states in which Group's insurance and reinsurance subsidiaries are licensed to transact business. The limitations are generally based upon net income and compliance with applicable policyholders' surplus or minimum solvency margin and liquidity ratio requirements as determined in accordance with the relevant statutory accounting practices. As Holdings has outstanding debt obligations, it is dependent upon dividends and other permissible payments from Everest Re to enable it to meet its debt and operating expense obligations and to pay dividends to Group.

The payment of dividends to Holdings by Everest Re is subject to limitations imposed by Delaware law. Generally, Everest Re may only pay dividends out of its statutory earned surplus, which was $897.5 million at December 31, 2000, and only after it has given 10 days prior notice to the Delaware Insurance Commissioner. During this 10-day period, the Commissioner may, by order, limit or disallow the payment of ordinary dividends if the Commissioner finds the insurer to be presently or potentially in financial distress. Further, the maximum amount of dividends that may be paid without the prior approval of the Delaware Insurance Commissioner in any twelve month period is the greater of (1) 10% of an insurer's statutory surplus as of the end of the prior calendar year or (2) the insurer's statutory net income, not including realized capital gains, for the prior calendar year. Under this definition, the maximum amount that will be available for the payment of dividends by Everest Re in 2001 without triggering the requirement for prior approval of regulatory authorities in connection with a dividend is $165.1 million, of which $100.0 million was paid in January 2001.

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

The operations of Everest Re's current and former foreign branch offices in Canada, Singapore, Hong Kong and the United Kingdom are subject to regulation by the insurance regulatory officials of those jurisdictions. Management believes that the Company is in material compliance with applicable laws and regulations pertaining to its business and operations.

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

Everest Canada, Everest Indemnity, Everest National, SSIC and Mt. McKinley are subject to regulation similar to the U.S. regulation applicable to Everest Re. In addition, Everest National and SSIC must comply with substantial regulatory requirements in each state where they conduct business. These additional requirements include, but are not limited to, rate and policy form requirements, requirements with regard to licensing, agent appointments, participation in residual markets and claims handling procedures. These regulations are primarily designed for the protection of policyholders.

LICENSES. Everest Re is a licensed property and casualty insurer and/or reinsurer in all states (except Nevada and Wyoming), the District of Columbia and Puerto Rico. In New Hampshire and Puerto Rico, Everest Re is licensed for reinsurance only. Such licensing enables U.S. domestic ceding company clients to take credit for reinsurance ceded to Everest Re.

Everest Re is licensed as a property and casualty reinsurer in Canada. It is also authorized to conduct reinsurance business in the United Kingdom and Singapore. Everest Re can also write reinsurance in other foreign countries. Because some jurisdictions require a reinsurer to register in order to be an acceptable market for local insurers, Everest Re is registered as a foreign insurer and/or reinsurer in the following countries: Argentina, Bolivia, Chile, Colombia, Ecuador, Guatemala, Mexico, Peru, Venezuela and the Philippines. Everest National is licensed in 42 states and the District of

Columbia. Everest Indemnity is licensed in Delaware and is eligible to write insurance on a surplus lines basis in 41 states, the District of Columbia and Puerto Rico. SSIC is licensed in Georgia. Everest Canada is federally licensed under the Insurance Companies Act of Canada and licensed in all Canadian provinces and territories. Mt. McKinley is licensed in Delaware and California. Bermuda Re is registered as a Class 4 insurer and a long-term insurer in Bermuda.

PERIODIC EXAMINATIONS. Everest Re, Everest National, Everest Indemnity, SSIC and Mt. McKinley are subject to periodic financial examination (usually every 3 years) of their affairs by the insurance departments of the states in which they are licensed, authorized or accredited. Everest Re's, Everest National's, Everest Indemnity's and Mt. McKinley's last examination reports were as of December 31, 1997. None of these reports contained any material recommendations. SSIC's last examination report was as of December 31, 1997. The Company has complied with, or is implementing procedures to comply with, the recommendations noted therein. In addition, U.S. insurance companies are subject to examinations by the various state insurance departments where they are licensed concerning compliance with applicable conduct of business regulations.

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

Based upon Everest Re's, Everest National's, Everest Indemnity's and SSIC's financial positions at December 31, 2000, Everest Re, Everest National, Everest Indemnity and SSIC exceed the minimum thresholds. Since Mt. McKinley ceased writing new and renewal insurance in 1985, its domiciliary regulator, Delaware, has exempted Mt. McKinley from complying with RBC requirements. Various proposals to change the RBC formula arise from time to time. The Company is unable to predict whether any such proposal will be adopted, the form in which any such proposals would be adopted or the effect, if any, the adoption of any such proposal or change in the RBC calculations would have on the Company.

CODIFICATION OF STATUTORY ACCOUNTING PRINCIPLES. The NAIC has published a codification of statutory accounting principles, which has been adopted by the states of domicile of the Company's U.S. operating subsidiaries with an effective date of January 1, 2001. On January 1, 2001, significant changes to the statutory-basis of accounting became effective. The cumulative effect of these changes will be recorded as a direct adjustment to statutory surplus. Management has not quantified the effects of codification as of December 31, 2000, but believes that the impact will immaterially increase the Company's U.S. operating subsidiaries' statutory surplus.

U.S. FINANCIAL SERVICES MODERNIZATION REFORM. In 1999, U.S. federal legislation was passed permitting the establishment of financial holding companies authorized to conduct banking, insurance and securities businesses. The same act introduced new restrictions on affiliate transactions, privacy standards and other measures to avoid adverse consequences associated with permitting the affiliations of banks, insurance companies and securities firms. While this legislation has prompted extensive discussions among state insurance regulators regarding the need for some changes in state regulation and prompted commentators to opine that this legislation will lead to consolidation and efficiencies in the financial services arena, the Company is unable to predict the impact of this new legislation on insurers and reinsurers generally or on the Company in particular.

LEGISLATIVE AND REGULATORY PROPOSALS. Various regulatory and legislative changes have from time to time been proposed that could affect reinsurers and insurers. Among the proposals that have in the past been or are at present being considered are the possible introduction of U.S. federal regulation in addition to, or in lieu of, the current system of U.S. state regulation of insurers, product liability and tort reform, government involvement in insuring catastrophes, limitations on the ability of insurance carriers to effect premium rate increases or to cancel or not renew existing policies, modifications to investment limitations, creation of interstate compacts for multi-state insurer receivership proceedings or multi-state insurance regulation and the elimination of tax benefits in connection with certain reinsurance operations. The Company is unable to predict whether any of these proposals will be adopted, the form in which any such proposals would be adopted, or the impact, if any, such adoption would have on the Company.

TAX MATTERS. The following summary of the taxation of the Company is based on current law. There can be no assurances that legislative, judicial, or administrative changes will not be enacted that materially affect this summary.

BERMUDA. Under current Bermuda law, no income, withholding or capital gains taxes are imposed upon Group and its Bermuda subsidiaries. Group and its Bermuda subsidiaries have received an undertaking from the Minister of Finance in Bermuda that, in the event of any taxes being imposed, Group and its Bermuda subsidiaries will be exempt from taxation in Bermuda until March 2016.

BARBADOS. Group, a Bermuda company with its principal office in Barbados, is registered as an external company under the Companies Act, Cap. 308 of Barbados and is licensed as an international business company under the Barbados International Business Companies Act, 1991-24. As a result, Group is subject to a preferred rate of corporation tax on profits and gains in Barbados and is exempt from withholding tax on dividends, interest, royalties, management fees, fees or other income paid or deemed paid to a person who is not resident in Barbados or who, if so resident, carries on an international business. No tax is imposed on capital gains.

UNITED STATES. Group's U.S. subsidiaries carry on business in, and are subject to taxation in the United States. Non-U.S. branches of U.S. subsidiaries are subject to local taxation in the jurisdictions in which they operate. Should the U.S. subsidiaries distribute current or accumulated earnings and profits in the form of dividends or otherwise to Group, the Company would be subject to withholding taxes. Group and its Bermuda subsidiaries believe that they have operated and will continue to operate their business in a manner that will not cause them to generate income treated as effectively connected with the conduct of a trade or business within the United States. On this basis, Group does not expect that it and its Bermuda subsidiaries will be required to pay U.S. corporate income taxes other than withholding taxes on certain investment income and premium excise taxes. If Group or Bermuda Re were subject to U.S. income tax, there could be a material adverse effect on the Company's financial condition, results of operations or cash flows.

ITEM 2.  PROPERTIES
Everest Re's corporate offices are located in approximately 112,000 square feet of leased office space in Liberty Corner, New Jersey. Bermuda Re's corporate offices are located in approximately 3,600 total square feet of leased office space in Hamilton, Bermuda. The Company's other eleven locations occupy a total of approximately 69,500 square feet, all of which are leased. Management believes that the above-described office space is adequate for its current and anticipated needs.

ITEM 3.  LEGAL PROCEEDINGS
The Company is involved from time to time in ordinary routine litigation and arbitration proceedings incidental to its business. The Company does not believe that there are any other material pending legal proceedings to which it or any of its subsidiaries or their properties are subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

MARKET INFORMATION
From October 3, 1995 through February 23, 2000, the common stock of Holdings was traded on the New York Stock Exchange under the symbol "RE". As a result of the restructuring, the common shares of Group commenced trading on the New York Stock Exchange on February 24, 2000 under the same symbol, "RE". Quarterly high and low market prices of the Company's common shares in 2000 and 1999 were as follows:


                                           High              Low
                                           ----              ---
First Quarter 2000:                        32.6250           21.2500
Second Quarter 2000:                       36.5000           27.3125
Third Quarter 2000:                        50.2500           32.5000
Fourth Quarter 2000:                       74.7500           44.8750

First Quarter 1999:                        38.9375           30.1250
Second Quarter 1999:                       34.8125           28.8750
Third Quarter 1999:                        35.6875           21.9375
Fourth Quarter 1999:                       27.2500           20.5000

NUMBER OF HOLDERS OF COMMON SHARES
The number of record holders of common shares as of March 1, 2001 was 80. That number excludes the beneficial owners of shares held in "street" name or held through participants in depositories, such as The Depository Trust Company.

DIVIDEND HISTORY AND RESTRICTIONS
In 1995, the Board of Directors of Holdings established a policy of declaring regular quarterly cash dividends. The first dividend was $0.03 per share, declared and paid in the fourth quarter of 1995. The Company declared and paid its regular quarterly cash dividend of $0.03 per share for each quarter of 1996, $0.04 per share for each quarter of 1997, $0.05 per share for each quarter of 1998 and $0.06 per share for each quarter of 1999 and 2000. A committee of the Company's Board of Directors declared a dividend of $0.07 per share, payable on or before March 23, 2001 to shareholders of record on March 1, 2001.

The declaration and payment of future dividends, if any, by the Company will be at the discretion of the Board of Directors and will depend upon many factors, including the Company's earnings, financial condition, business needs and growth objectives, capital and surplus requirements of operating subsidiaries, regulatory restrictions, rating agency considerations and other factors. As an insurance holding company, the Company is partially dependent on dividends and other permitted payments from its subsidiaries to pay cash dividends to its stockholders. The payment of dividends to Group by Holdings and to Holdings by Everest Re will be subject to Delaware regulatory restrictions and the payment of dividends to Group by Bermuda Re will be subject to Bermuda insurance regulatory restrictions. See "Regulatory Matters -- Dividends" and Note 11A of Notes to Consolidated Financial Statements.

RECENT  SALES OF  UNREGISTERED  SECURITIES
Information  required by Item 701 of Regulation S-K:

(a) On October 2, 2000, 924 common shares of the Company and on January 2, 2001, 624 common shares of the Company were distributed.

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

(e) Not applicable.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated GAAP financial data of the Company as of and for the years ended December 31, 2000, 1999, 1998, 1997 and 1996 were derived from the consolidated financial statements of the Company, which were audited by PricewaterhouseCoopers LLP. The following financial data should be read in conjunction with the Consolidated Financial Statements and accompanying notes.

                                                YEARS ENDED DECEMBER 31,
                             --------------------------------------------------------------
                               2000         1999         1998         1997         1996
                             ---------    ---------    ---------    ---------    ---------
                                    (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
OPERATING DATA:
 Gross premiums written      $ 1,385.6    $ 1,141.8    $ 1,045.9    $ 1,075.0    $ 1,044.0
 Net premiums written          1,218.9      1,095.6      1,016.6      1,031.1      1,030.5
 Net premiums earned           1,174.2      1,071.5      1,068.0      1,049.8        973.6
 Net investment income           301.5        253.0        244.9        228.5        191.9
 Net realized capital
  gains (losses)(1)                0.8        (16.8)        (0.8)        15.9          5.7
 Total revenue                 1,479.8      1,306.7      1,315.2      1,299.2      1,169.3
 Losses and LAE incurred
  (including
  catastrophes)                  884.6        771.6        778.4        765.4        716.0
 Total catastrophe
  losses(2)                       13.9         45.9         30.6          8.6          7.1
 Commission, brokerage,
  taxes and fees                 272.4        286.0        274.6        274.8        254.6
 Other underwriting
  expenses                        51.6         48.3         49.6         51.7         54.9
 Interest expense                 39.4          1.5          -            -            -
 Non-recurring
  restructure expenses             -            2.8          -            -            -
 Total expenses(3)             1,248.1      1,110.1      1,102.5      1,091.9      1,025.5
 Income before
  taxes(3)                       231.7        196.6        212.7        207.3        143.8
 Income tax                       45.4         38.5         47.5         52.3         31.8
 Net income (3)              $   186.4    $   158.1    $   165.2    $   155.0    $   112.0
                             =========    =========    =========    =========    =========
 Net income per basic
 share (4)                   $    4.06    $    3.26    $    3.28    $    3.07    $    2.22
                             =========    =========    =========    =========    =========
 Net income per diluted
  share (5)                  $    4.02    $    3.25    $    3.26    $    3.05    $    2.21
                             =========    =========    =========    =========    =========
 Dividends paid per share    $    0.24    $    0.24    $    0.20    $    0.16    $    0.12
                             =========    =========    =========    =========    =========

CERTAIN GAAP FINANCIAL
 RATIOS: (6)
 Loss and LAE ratio               75.3%        72.0%        72.9%        72.9%        73.5%
 Underwriting expense
  ratio                           27.6         31.5         30.3         31.1         31.8
                             ---------    ---------    ---------    ---------    ---------
 Combined ratio                  102.9%       103.5%       103.2%       104.0%       105.3%
                             =========    =========    =========    =========    =========

BALANCE SHEET DATA (AT
 END OF PERIOD):
 Total investments and
  cash                       $ 5,493.0    $ 4,139.2    $ 4,325.8    $ 4,163.3    $ 3,624.6
 Total assets                  7,013.1      5,704.3      5,996.7      5,538.0      5,047.8
 Loss and LAE reserves         3,786.2      3,647.0      3,800.0      3,437.8      3,246.9
 Total liabilities             5,429.7      4,376.8      4,517.5      4,230.5      3,961.7
 Shareholder's equity(7)       1,583.4      1,327.5      1,479.2      1,307.5      1,086.0
 Book value per share(8)         34.40        28.57        29.59        25.90        21.51

------------
  (1) After-tax operating income, before after-tax net realized capital gains or losses, was $185.9 million (or $4.05 per basic share and $4.01 per diluted share), $169.0 million (or $3.48 per basic and $3.47 per diluted share), $165.7 million (or $3.29 per basic and $3.27 per diluted share), $144.6 million (or $2.86 per basic and $2.85 per diluted share) and $108.3 million (or $2.14 per basic and diluted share) for the years ended December 31, 2000, 1999, 1998, 1997 and 1996, respectively.
  (2) Catastrophe losses are net of reinsurance. A catastrophe is defined, for purposes of the Selected Consolidated Financial Data, as an event that causes a pre-tax loss on property exposures before reinsurance of at least $5.0 million and has an event date of January 1, 1988 or later.
  (3)   Some amounts may not reconcile due to rounding.
  (4) Based on weighted average basic shares outstanding of 45.9 million, 48.5 million, 50.4 million, 50.5 million and 50.6 million for 2000, 1999, 1998, 1997 and 1996, respectively.
  (5)   Based on weighted  average  diluted shares  outstanding of 46.4 million,
        48.7 million, 50.7 million, 50.8 million and 50.7 million for 2000, 1999, 1998, 1997 and 1996, respectively.
  (6) Loss ratio is the GAAP losses and LAE incurred as a percentage of GAAP net premiums earned. Underwriting expense ratio is the GAAP commissions, borkerage, taxes, fees and general expenses as a percentage of GAAP net premiums earned. Combined ratio is the sum of the loss ratio and underwriting expense ratio.
  (7) Excluding net unrealized appreciation (depreciation) of investments, shareholder's equity was $1,502.1 million, $1,337.2 million, $1,281.6 million, $1,147.1 million and $1,008.3 million as of December 31, 2000, 1999, 1998, 1997 and 1996, respectively.
  (8) Based on 46.0 million shares outstanding for December 31, 2000, 46.5 million shares outstanding for December 31, 1999, 50.0 million shares outstanding for December 31, 1998 and 50.5 million shares outstanding for December 31, 1997 and 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of Everest Re Group, Ltd. and its subsidiaries' (the "Company") results of operations and financial condition. This discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto presented under ITEM 8.

RESTRUCTURING
Everest Re Group, Ltd. ("Group"), a Bermuda company with its principal executive office in Barbados, was established in 1999 as a wholly-owned subsidiary of Everest Reinsurance Holdings, Inc. ("Holdings"). On February 24, 2000, a corporate restructuring was completed and Group became the new parent holding company of Holdings. Holders of shares of common stock of Holdings automatically became holders of the same number of common shares of Group. Prior to the restructuring, Group had no significant assets or capitalization and had not engaged in any business or prior activities other than in connection with the restructuring. See ITEM 1 - "Business - The Company" for a further discussion.

ACQUISITIONS
On September 19, 2000, Holdings completed the acquisition of all of the issued and outstanding capital stock of Gibraltar Casualty Company ("Gibraltar") from The Prudential Insurance Company of America ("The Prudential") for $51.8 million, which approximated book value. As a result of the acquisition, Gibraltar became a wholly owned subsidiary of Holdings and, immediately following the acquisition, its name was changed to Mt. McKinley Insurance Company ("Mt. McKinley"). In connection with the acquisition of Mt. McKinley, which has significant exposure to asbestos and environmental claims, Prudential Property and Casualty Insurance Company ("Prupac"), a subsidiary of The Prudential, provided reinsurance to Mt. McKinley covering 80% ($160.0 million) of the first $200.0 million of any adverse development of Mt. McKinley's reserves as of September 19, 2000 and The Prudential guaranteed Prupac's obligation to Mt. McKinley.

Mt. McKinley, a run-off property and casualty insurer in the United States, has had a long relationship with Holdings and its principal operating company, Everest Reinsurance Company ("Everest Re"). Mt. McKinley was formed in 1978 by Everest Re and wrote insurance until 1985, when it was placed in run-off. In 1991, Mt. McKinley became a subsidiary of The Prudential. Mt. McKinley is also a reinsurer of Everest Re. Under a series of transactions dating to 1986, Mt. McKinley reinsured several components of Everest Re's business. In particular, Mt. McKinley provided stop-loss reinsurance protection, in connection with the Company's October 5, 1995 IPO, for any adverse loss development on Everest Re's June 30, 1995 (December 31, 1994 for catastrophe losses) reserves, with $375.0 million in limits, of which $89.4 million remains available (the "Stop Loss Agreement"). The Stop Loss Agreement and other reinsurance contracts between Mt. McKinley and Everest Re remain in effect following the acquisition. However, these contracts have become transactions with affiliates, with the financial impact eliminated in consolidation.

On December 20, 2000, Everest Reinsurance (Bermuda), Ltd. ("Bermuda Re") completed the acquisition of all of the issued and outstanding capital stock of AFC Re Ltd. ("AFC Re"), a Bermuda-based annuity and life reinsurer, from AFC Holdings Ltd for $16.6 million, which approximated book value. Subsequent to the acquisition, AFC Re's reinsurance obligations were assumed by Bermuda Re.

On January 18, 2000, Everest Re purchased all of the issued and outstanding shares of Cra-Co Holdings Ltd., the Georgia holding company parent of Southeastern Security Insurance Company ("SSIC") for $10.1 million, which approximated book value. SSIC is a Georgia property and casualty insurance company, whose primary line of business is non-standard auto coverage.

RESULTS OF OPERATIONS
INDUSTRY CONDITIONS. Since late 1999, market conditions, including unfavorable industry-wide results of operations, have led to modest premium rate increases as well as modest improvements in contract terms in a number of lines of reinsurance and insurance. These changes reflect a reversal of the trend from 1987 through 1999 toward increasingly competitive global market conditions across most lines of business as reflected by decreasing prices and broadening contract terms. The earlier trend resulted from a number of factors, including the emergence of significant reinsurance capacity in Bermuda, a rejuvenated Lloyd's market and consolidation and increased capital levels in the insurance industry. Many of these same factors continue to operate. As a result, although the Company is encouraged by the recent improvements, the Company cannot predict with any reasonable certainty whether and to what extent these improvements will persist.

SEGMENT INFORMATION
During the quarter ended December 31, 2000, the Company's management realigned its operating segments to better reflect the way that management monitors and evaluates the Company's financial performance. The Company has restated all information for prior years to conform to the new segment structure. The Company, through its subsidiaries, operates in five segments: U.S. Reinsurance, U.S. Insurance, Specialty Underwriting, International and Bermuda. The U.S. Reinsurance operation writes property and casualty reinsurance on both a treaty and facultative basis through reinsurance brokers as well as directly with ceding companies within the United States. The U.S. Insurance operation writes property and casualty insurance primarily through general agent relationships and surplus lines brokers within the United States. The Specialty Underwriting operation writes accident and health ("A&H"), marine, aviation and surety business within the United States and worldwide through brokers and directly with ceding companies. The International operation writes property and casualty reinsurance through the Company's branches in Belgium, London, Canada, and Singapore, in addition to foreign "home-office" business. The Bermuda operation writes property, casualty, life and annuity business through brokers and directly with ceding companies.

These segments are managed in a carefully coordinated fashion with strong elements of central control, including with respect to capital, investments and support operations. As a result, management monitors and evaluates the financial performance of these operating segments principally based upon their underwriting results.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999
PREMIUMS. Gross premiums written increased 21.4% to $1,385.6 million in 2000 from $1,141.8 million in 1999 as the Company took advantage of selected growth opportunities, while continuing to maintain a disciplined underwriting approach. Premium growth areas included a 255.9% ($180.1 million) increase in the U.S. Insurance operation, principally attributable to growth in worker's compensation insurance, an 18.5% ($49.7 million) increase in the Specialty Underwriting operation, attributable to growth in A&H writings, a 3.6% ($11.2 million) increase in the International operation, mainly attributable to growth in North and South America and the markets served from the Company's London branch and $11.6 million of writings through the Bermuda operation which produced its first business during the quarter ended December 31, 2000. These increases were partially offset by a 1.8% ($8.9 million) decrease in the U.S. Reinsurance operation where growth across property and casualty lines was offset by reductions in non-standard auto writings. The Company continued to decline business that did not meet its objectives regarding underwriting profitability.

Ceded premiums increased to $166.7 million in 2000 from $46.3 million in 1999. This increase was principally attributable to the higher utilization of contract specific cessions in the U.S. Insurance and U.S. Reinsurance operations, including a new 100% ceded U.S. Longshore and Harbor Worker's Compensation Act and state act workers' compensation program in the U.S. Insurance operation, which contributed $37.0 million to the increase. In addition, adjustment premiums of $35.2 million were ceded in 2000 relating to losses ceded under the 1999 accident year aggregate excess of loss element of the Company's corporate retrocessional program.

Net premiums written increased by 11.3% to $1,218.9 million in 2000 from $1,095.6 million in 1999. This increase was consistent with the increase in gross premiums written and the increase in ceded premiums.

PREMIUM REVENUES. Net premiums earned increased by 9.6% to $1,174.2 million in 2000 from $1,071.5 million in 1999. Contributing to this increase was a 75.8% ($43.8 million) increase in the U.S. Insurance operation, a 14.1% ($37.3 million)  increase  in the  Specialty  Underwriting  operation,  a  3.3%  ($15.1 million) increase in the U.S. Reinsurance operation and $11.6 million of net premiums earned from the Bermuda operation as the operation began writing business during the quarter ended December 31, 2000. These increases were partially offset by a 1.7% ($5.0 million) decrease in the International operation. All of these changes reflect period to period variability in gross written and ceded premiums, and business mix, together with normal variability in earnings patterns. Business mix changes occur not only as the Company shifts emphasis between products, lines of business, distribution channels and markets but also as individual contracts renew or non-renew, almost always with changes in coverage, structure, prices and/or terms, and as new contracts are accepted with coverages, structures, prices and/or terms different from those of expiring contracts. As premium reporting and earnings and loss and commission characteristics derive from the provisions of individual contracts, the continuous turnover of individual contracts, arising from both strategic shifts and day to day underwriting, can and does introduce appreciable background variability in various underwriting line items.

EXPENSES. Incurred loss and loss adjustment expenses ("LAE") increased by 14.7% to $884.6 million in 2000 from $771.6 million in 1999. The increase in incurred losses and LAE was principally attributable to the increase in net premiums written together with modest strengthening of prior period reserves in select areas, including on a multi-year reinsurance treaty where such losses within the current experience band were accompanied by correspondingly lower commissions. The increase was partially offset by losses ceded under the Company's corporate retrocessional program and also reflects changes in the Company's mix of business. Incurred losses and LAE include catastrophe losses, which reflect the impact of both current period events and favorable and unfavorable development on prior period events and are net of reinsurance. Catastrophe losses, net of contract specific cessions but before cessions under the corporate retrocessional program in 2000, were $13.9 million, mainly reflecting modest net adverse development on 1999 catastrophe events, compared to $45.9 million in 1999. Net incurred losses and LAE in 2000 reflected ceded losses and LAE of $161.6 million, including $70.0 million ceded under the 1999 accident year aggregate excess of loss component of the Company's corporate retrocessional program. Ceded losses and LAE in 1999 were $7.4 million with no cessions under the accident year aggregate excess of loss component of the Company's corporate retrocessional program.

Contributing to the increase in incurred losses and LAE in 2000 from 1999 were a 71.1% ($29.2 million) increase in the U.S. Insurance operation principally reflecting increased premium volume, a 37.0% ($68.7 million) increase in the Specialty Underwriting operation principally attributable to increased premium volume in A&H business together with modest reserve strengthening for prior period marine, aviation and surety exposures, a 3.3% ($7.5 million) increase in the International operation, which included modest reserve strengthening for exposures produced through its London and Canadian branches, a 0.4% ($1.2 million) increase in the U.S. Reinsurance operation and $6.4 million of losses from the Bermuda operation as the Company began writing business in this operation during the quarter ended December 31, 2000. Incurred losses and LAE for each operation were also impacted by variability relating to changes in the level of premium volume and mix of business by class and type.

The Company's loss and LAE ratio ("loss ratio"), which is calculated by dividing incurred losses and LAE by premiums earned, increased by 3.3 percentage points to 75.3% in 2000 from 72.0% in 1999 reflecting the incurred losses and LAE discussed above. The following table shows the loss ratios for each of the Company's operating segments for 2000 and 1999. The loss ratios for all operations were impacted by the factors noted above.

                  OPERATING SEGMENT LOSS RATIOS
---------------------------------------------------------------
       SEGMENT                        2000                1999
---------------------------------------------------------------
U.S. Reinsurance                      67.4%               69.3%
U.S. Insurance                        69.2%               71.1%
Specialty Underwriting                84.0%               70.0%
International                         82.3%               78.3%
Bermuda                               55.0%                 N/A

Underwriting expenses decreased by 3.8% to $324.1 million in 2000 from $337.0 million in 1999. Commission, brokerage, taxes and fees decreased by $13.5 million, principally reflecting the Company's reassessment of the expected losses on the multi-year reinsurance treaty noted above that led to a $33.8 million decrease in contingent commissions with a corresponding increase to losses, partially offset by increases in premiums written and also reflecting changes in the mix of business. Other underwriting expenses increased by $0.6 million. Contributing to the underwriting expense decrease were a 26.5% ($34.5 million) decrease in the U.S. Reinsurance operation, which included the impact of the contingent commission adjustment noted above and a 2.0% ($1.9 million) decrease in the International operation. These decreases were partially offset by $5.9 million of expenses from the Bermuda operation, principally reflecting Federal excise tax paid on a loss portfolio transfer with an affiliate, and 52.8% ($12.8 million) and 9.1% ($7.3 million) increases in the U.S. Insurance operation and the Specialty Underwriting operation, respectively, principally related to production volume increases. Except as noted, the changes for each operation's expenses principally resulted from changes in commission expenses related to changes in premium volume and business mix by class and type and, in some cases, the underwriting performance of the underlying business. The Company's expense ratio, which is calculated by dividing underwriting expenses by premiums earned, decreased by 3.9 percentage points to 27.6% in 2000 compared to 31.5% in 1999.

The Company's combined ratio, which is the sum of the loss and expense ratios, decreased by 0.6 percentage points to 102.9% in 2000 compared to 103.5% in 1999. The following table shows the combined ratios for each of the Company's operating segments for 2000 and 1999. The combined ratios for all operations were impacted by the loss and expense ratio variability noted above.

                  OPERATING SEGMENT COMBINED RATIOS
---------------------------------------------------------------
       SEGMENT                        2000                1999
---------------------------------------------------------------
U.S. Reinsurance                      87.8%               97.9%
U.S. Insurance                       105.8%              113.1%
Specialty Underwriting               113.1%              100.4%
International                        115.4%              111.5%
Bermuda                              106.0%                 N/A

Interest expense was $39.4 million for 2000 compared to $1.5 million in 1999. Interest expense for 2000 reflects $30.9 million relating to Holdings' issuance of senior notes and $8.5 million relating to Holdings' borrowing under its revolving credit facility. Interest expense for 1999 reflects $1.5 million relating to Holdings' borrowing under its credit facility.

Other income was $3.3 million in 2000 compared to other expense of $1.0 million in 1999. Significant contributors to other income for 2000 were foreign exchange gains as well as financing fees from SSIC, offset by net derivative income and fair value adjustments and expenses relating to Holdings' issuance of senior notes. Other expense for 1999 principally included foreign exchange losses. The foreign exchange gains and losses are attributable to fluctuations in foreign currency exchange rates.

INVESTMENTS. Net investment income increased by 19.2% to $301.5 million in 2000 from $253.0 million in 1999, principally reflecting the effect of investing the $90.0 million of cash flow from operations in 2000, the investment of the $450.0 million in proceeds from Holdings' issuance of senior notes and the investment of the approximately $554.5 million of additional net invested assets resulting from the acquisitions of Mt. McKinley and AFC Re. The following table shows a comparison of various investment yields as of December 31, 2000 and 1999, respectively, and for the periods then ended.

                                                 2000             1999
                                               -------------------------
Imbedded pre-tax yield of cash and
 invested assets at end of period                 6.7%             6.2%
Imbedded after-tax yield of cash
 and invested assets at end of period             5.4%             4.9%
Annualized pre-tax yield on average
 cash and invested assets                         6.3%             6.2%
Annualized after-tax yield on average
 cash and invested assets                         5.0%             4.9%

Net realized capital gains were $0.8 million in 2000, reflecting realized capital gains on the Company's investments of $30.9 million, partially offset by $30.1 million of realized capital losses, compared to realized capital losses of $16.8 million in 1999. The net realized capital losses in 1999 reflected realized capital losses of $33.9 million, which were partially offset by $17.1 million of realized capital gains. The realized capital gains in 2000 and 1999 arose mainly from activity in the Company's equity portfolio. The realized capital losses in 2000 and 1999 arose mainly from activity in the Company's fixed maturity portfolios.

INCOME TAXES. The Company recognized income tax expense of $45.4 million in 2000 compared to $38.5 million in 1999, with the increase mainly attributable to decreased realized capital losses.

NET INCOME. Net income was $186.4 million in 2000 compared to $158.1 million in 1999. This increase generally reflects the decreases in net realized capital losses, together with the improved underwriting and investment results, partially offset by increased interest and income tax expense.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998
PREMIUMS. Gross premiums written increased 9.2% to $1,141.8 million in 1999 from $1,045.9 million in 1998 as the Company took advantage of selected growth opportunities, while continuing to maintain a disciplined underwriting approach. Contributing to this premium increase was a 77.8% ($117.5 million) increase in the Specialty Underwriting operation, mainly attributable to growth in A&H business where the Company's relatively recent entry to this line allowed it to selectively grow from a relatively small base. This increase was partially offset by a 10.5% ($8.3 million) decrease in the U.S. Insurance operation, a 3.8% ($12.3 million) decrease in the International operation and a 0.2% ($1.0 million) decrease in the U.S. Reinsurance operation. These decreases principally reflected the highly competitive market conditions. The Company continued to decline business that did not meet its objectives regarding underwriting profitability.

Ceded premiums increased to $46.3 million in 1999 from $29.3 million in 1998. Ceded premiums in 1998 reflected a $32.3 million return premium relating to a restructuring of the Company's catastrophe retrocessional protection. Absent the impact of this return premium, the Company would have had lower ceded premiums in 1999 as a result of the impact of the changes in the Company's catastrophe retrocessional protections, partially offset by increased utilization of contract specific cessions, including common account protections.

Net premiums written increased by 7.8% to $1,095.6 million in 1999 from $1,016.6 million in 1998, reflecting the growth in gross premiums written and ceded premiums.

PREMIUM REVENUES. Net premiums earned increased by 0.3% to $1,071.5 million in 1999 from $1,068.0 million in 1988 consistent with the growth in premiums written. Contributing to this increase was an 87.8% ($124.1 million) increase in the Specialty Underwriting operation. This increase was partially offset by a 14.6% ($49.8 million) decrease in the International operation, a 12.2% ($63.2 million) decrease in the U.S. Reinsurance operation and an 11.8% ($7.7 million) decrease in the U.S. Insurance operation. All of these changes reflect period to period changes in net written premiums and business mix, together with normal variability in earnings patterns.

EXPENSES. Incurred losses and LAE decreased by 0.9% to $771.6 million in 1999 from $778.4 million in 1998. Incurred losses and LAE include catastrophe losses, which reflect the impact of both current period events and favorable and unfavorable development on prior period events and are net of reinsurance. Net catastrophe losses for 1999 were $45.9 million mainly arising from European storms ($19.5 million) and from the Rouge Steel Plant Fire ($13.0 million), together with lesser losses related to Hurricane Floyd, the Turkish Earthquakes and the Oklahoma Tornadoes compared to net catastrophe losses of $30.6 million for 1998. Net incurred losses and LAE for 1999 reflected ceded losses and LAE of $7.4 million, including $7.2 million ceded under the Stop Loss Agreement for 1999 and a $60.8 million reduction of the Company's previous cessions to the Stop Loss Agreement resulting from the resolution of a dispute with Gibraltar, compared to ceded losses and LAE of $357.4 million in 1998, including $153.9 million ceded under the Stop Loss Agreement.

Contributing to the decrease in incurred losses and LAE in 1999 from 1998 were a 15.7% ($42.5 million) decrease in the International operation, which experienced unusual catastrophe losses in 1998 relating to hurricanes Georges and Mitch and Canadian ice storms, a 14.0% ($6.7 million) decrease in the U.S. Insurance operation and an 11.0% ($39.0 million) decrease in the U.S. Reinsurance operation  despite  the  impacts  of the Rouge  Steel  Plant  Fire and  Oklahoma tornados  in 1999.  These  decreases  were  partially  offset by a 78.1%  ($81.4 million) increase in the Specialty Underwriting operation, principally attributable to the growth in A&H business. Incurred losses and LAE for each operation were also impacted by variability relating to changes in the level of premium volume and mix of business by class and type.

The Company's loss ratio decreased by 0.9 percentage points to 72.0% in 1999 from 72.9% in 1998 reflecting the incurred losses and LAE discussed above. The following table shows the loss ratios for each of the Company's operating segments for 1999 and 1998. The loss ratios for all operations were impacted by the factors noted above.

                  OPERATING SEGMENT LOSS RATIOS
---------------------------------------------------------------
       SEGMENT                        1999                1998
---------------------------------------------------------------
U.S. Reinsurance                      69.3%               68.4%
U.S. Insurance                        71.1%               72.9%
Specialty Underwriting                70.0%               73.8%
International                         78.3%               79.3%
Bermuda                                 N/A                 N/A

Underwriting expenses increased by 4.0% to $337.0 million in 1999 from $324.1 million in 1998. Commission, brokerage, taxes and fees increased by $11.4 million attributable to increases in written premium and changes in the Company's business mix. Other underwriting expenses increased by $1.5 million, primarily attributable to $2.8 million of non-recurring reorganization expenses in 1999, principally relating to the Company's restructuring to a Bermuda parent holding company. Contributing to these underwriting expense increases were a 73.4% ($34.2 million) increase in the Specialty Underwriting operation and a 2.7% ($0.6 million) increase in the U.S. Insurance operation. These underwriting expense increases were partially offset by a 12.4% ($18.5 million) decrease in the U.S. Reinsurance operation and a 5.8% ($5.9 million) decrease in the International operation. The changes for each operation's expenses were principally the result of changes in commission expenses relating to changes in premium volume and business mix by class and type. The Company's expense ratio increased by 1.2 percentage points to 31.5% in 1999 from 30.3% in 1998.

The Company's combined ratio increased by 0.3 percentage points to 103.5% in 1999 compared to 103.2% in 1998. The following table shows the combined ratios for each of the Company's operating segments for 1999 and 1998. The combined ratios for all operations were impacted by the loss and expense ratio variability noted above.

                  OPERATING SEGMENT COMBINED RATIOS
---------------------------------------------------------------
       SEGMENT                        1999                1998
---------------------------------------------------------------
U.S. Reinsurance                      97.9%               97.1%
U.S. Insurance                       113.1%              109.0%
Specialty Underwriting               100.4%              106.7%
International                        111.5%              109.4%
Bermuda                                 N/A                 N/A

Other loss for 1999 was $1.0 million compared to other income of $3.0 million in
1998.   Other  loss  and  income  for  the  respective  years  were  principally attributable to the impact of fluctuations in foreign currency exchange rates.

INVESTMENTS. Net investment income increased 3.3% to $253.0 million in 1999 from $244.9 million in 1998, principally reflecting the effect of investing the $203.4 million of cash flow from operating activities in 1999. The following table shows a comparison of various investment yields as of December 31, 1999 and 1998, respectively, and for the periods then ended.

                                                 1999             1998
                                               -------------------------
Imbedded pre-tax yield of cash and
 invested assets at end of period                 6.2%             6.0%
Imbedded after-tax yield of cash and
 invested assets at end of period                 4.9%             4.8%
Annualized pre-tax yield on average
 cash and invested assets                         6.2%             6.2%
Annualized after-tax yield on average
 cash and invested assets                         4.9%             4.8%

Net realized capital losses were $16.8 million in 1999 reflecting realized capital losses on the Company's investments of $33.9 million which were partially offset by $17.1 million of realized capital gains, compared to net realized capital losses of $0.8 million in 1998. The net realized capital losses in 1998 reflected realized capital losses of $13.5 million, which were partially offset by $12.7 million of realized capital gains. The realized capital losses in 1999 arose mainly from activity in the Company's taxable and tax-exempt U.S. fixed maturities portfolios, whereas the realized capital losses in 1998 were attributable to activity in the Company's tax-exempt fixed maturities portfolio. The realized capital gains in 1999 mainly arose from activity in the Company's U.S. equity portfolio, whereas the realized capital gains in 1998 were attributable to a combination of the activity in the Company's taxable U.S. fixed maturities portfolio and U.S. equity portfolio. The net realized capital losses in 1999 generally reflect a specific program, which has been completed, to realize capital losses aimed at recovering taxes on realized capital gains paid in prior years, with corresponding reinvestment of proceeds at current reinvestment rates, and enhancing the Company's long-term after-tax portfolio yield.

INCOME TAXES. The Company had income tax expense of $38.5 million in 1999 compared to $47.5 million in 1998, with the decrease resulting primarily from the increase in realized capital losses.

NET INCOME. Net income was $158.1 million in 1999 compared to $165.2 million in 1998. This decline mainly reflects increases in net capital losses.

FINANCIAL CONDITION
Cash and Invested Assets. Aggregate invested assets, including cash and short-term investments, were $5,493.0 million at December 31, 2000, $4,139.2 million at December 31, 1999 and $4,325.8 million at December 31, 1998. The increase in cash and invested assets from 1999 to 2000 resulted primarily from Holdings' issuance of senior notes totaling $450.0 million, the proceeds of which have been invested, $349.7 million of new cash from the acquisition of Mt. McKinley, $204.8 million of new invested assets from the acquisition of AFC Re, $176.0 million in credit facility borrowings, $158.0 million in net unrealized appreciation of the Company's fixed maturity investments and $90.0 million in cash flows from operations generated in 2000. These increases were partially offset by $26.6 million in net unrealized depreciation of the Company's equity investments and $16.4 million in share repurchases. The decrease in cash and invested assets from 1998 to 1999 resulted primarily from net realized and unrealized losses on investments of $318.9 million and $96.4 million in share repurchases, partially offset by $203.4 million in cash flows from operations generated during the period and $59.0 million in credit facility borrowings.

LOSS AND LAE RESERVES
GENERAL. Gross loss and LAE reserves totaled $3,786.2 million at December 31, 2000, $3,647.0 million at December 31, 1999 and $3,800.0 million at December 31, 1998. The increase in 2000 was primarily attributable to the acquisition of Mt. McKinley together with normal variability in claim settlements and increased earned premiums. The decrease in 1999 was primarily attributable to a reduction in reserves for 1995 and prior periods as a result of a dispute resolution with Gibraltar together with normal variability in claims settlement and an unchanged level of earned premiums. Reinsurance receivables totaled $509.0 million at December 31, 2000, $742.5 million at December 31, 1999 and $982.0 million at December 31, 1998, with much of the changes reflecting the acquisition of Mt. McKinley and the attendant elimination of inter-company receivables. At December 31, 2000, $145.0 million, or 28.5%, was receivable from Continental Insurance Company ("Continental") and $70.0 million, or 13.8%, was receivable from London Life and Casualty Reinsurance Corp. ("London Life"), which are partially secured by funds held arrangements whereby the Company has retained the premium payments due the retrocessionaires, recognized liabilities for such amounts and reduced such liabilities as payments are due from the retrocessionaire. No other retrocessionaire accounted for more than $25.0 million of the Company's receivables.

The Company maintains reserves to cover its estimated ultimate liability for losses and LAE with respect to reported and unreported claims. Because reserves are estimates of ultimate losses and LAE, management monitors reserve adequacy over time, evaluating new information as it becomes known and adjusting reserves, as necessary. Management considers many factors when setting reserves, including: (1) current legal interpretations of coverage and liability; (2) economic conditions; (3) internal actuarial methodologies which analyze the Company's experience with similar cases, information from ceding companies and historical trends, such as reserving patterns, loss payments, pending levels of unpaid claims and product mix; and (4) the uncertainties discussed below regarding reserve requirements for asbestos and environmental claims. Based on these considerations, management believes that adequate provision has been made for the Company's loss and LAE reserves. Actual losses and LAE ultimately paid may deviate, perhaps substantially, from such reserves, impacting income in the period in which the change is made.

ASBESTOS AND ENVIRONMENTAL EXPOSURES. The Company's asbestos claims typically involve liability or potential liability for bodily injury from exposure to asbestos or liability for property damage resulting from asbestos or asbestos containing materials. The Company's environmental claims typically involve potential liability for the mitigation or remediation of environmental contamination or bodily injury or property damages caused by the release of hazardous substances into the land, air or water. In addition to the previously described general uncertainties inherent in estimating reserves, there are significant additional uncertainties in estimating the amount of the Company's potential losses from asbestos and environmental claims. Among the complications impacting the estimation of such losses are: (1) potentially long waiting periods between exposure and manifestation of any bodily injury or property damage; (2) difficulty in identifying sources of asbestos or environmental contamination; (3) difficulty in properly allocating responsibility and/or liability for asbestos or environmental damage; (4) changes in underlying laws and judicial interpretation of those laws; (5) potential for an asbestos or environmental claim to involve many insurance providers over many policy periods; (6) long reporting delays, both from insureds to insurance companies and ceding companies to reinsurers; (7) historical data concerning asbestos and environmental losses, which is more limited than historical information on other types of casualty claims; (8) questions concerning interpretation and application of insurance and reinsurance coverage; and (9) uncertainty regarding the number and identity of insureds with potential asbestos or environmental exposure. Management believes that these factors continue to render reserves for asbestos and environmental losses significantly less subject to traditional actuarial methods than are reserves on other types of losses. Given these uncertainties, management believes that no meaningful range for such ultimate losses can be established. The Company establishes reserves to the extent that, in the judgment of management, the facts and prevailing law reflect an exposure for the Company or its ceding company. Due to the uncertainties discussed above, the ultimate losses may vary materially from current loss reserves and could have a material adverse effect on the Company's future financial condition, results of operations and cash flows.

The table below summarizes reserves and claim activity for asbestos and environmental claims, on both a gross and net of ceded reinsurance basis, for the periods indicated:

                                  ASBESTOS AND ENVIRONMENTAL RESERVES
                                       YEARS ENDED DECEMBER 31,
                                  -----------------------------------
                                    2000         1999         1998
                                  --------     --------     ---------
                                         (DOLLARS IN MILLIONS)
Gross Basis:
Beginning of period reserves      $  614.2     $  660.8     $   446.1
                                  --------     --------     ---------

Incurred losses and LAE:
Reported losses                      (51.1)        68.9          57.6
Change in IBNR                        45.3        (65.2)        192.0
                                  --------     --------     ---------
Total incurred losses and LAE         (5.8)         3.7         249.6
Paid losses                           85.3        (50.3)        (34.9)
                                  --------     --------     ---------
End of period reserves            $  693.7     $  614.2     $   660.8
                                  ========     ========     =========

Net Basis:
Beginning of period reserves      $  365.1     $  263.5     $   212.4
                                  --------     --------     ---------

Incurred losses and LAE:
Reported losses  (1) (3)            (173.0)        30.8        (105.9)
Change in IBNR                       167.2        (30.8)        121.3
                                  --------     --------     ---------
Total incurred losses and LAE         (5.8)         -            15.4
Paid losses  (2) (3)                 269.2        101.6          35.7
                                  --------     --------     ---------
End of period reserves            $  628.5     $  365.1     $   263.5
                                  ========     ========     =========

----------
(1) Net of $0.0 million in 2000, $0.0 million in 1999 and $138.5 million in 1998 ceded under the incurred loss reimbursement feature of the Stop Loss Agreement.
(2) Net of $0.0 million in 2000, $118.8 million in 1999 and $39.7 million in 1998 ceded as paid losses under the Stop Loss Agreement.
(3) Reported losses and paid losses for 2000 are net of ($311.3) million and $311.3 million, respectively, reflecting the establishment of Mt. McKinley's reserves at the acquisition date. Net paid losses, excluding the impact of the Mt. McKinley acquisition transaction, were ($42.3) million.

The gross and net IBNR reserves for asbestos and environmental exposures increased in 2000. The increase was mainly attributable to Holdings' acquisition of Mt. McKinley in September of 2000. The gross and net IBNR reserves for asbestos and environmental exposures decreased in 1999. The decrease resulted primarily from management's belief that there had been no material change in the ultimate asbestos and environmental loss exposures. As a result, the reported incurred losses in 1999 were offset with corresponding reductions in IBNR reserves. The gross and net IBNR reserves for asbestos and environmental exposures increased in 1998. During 1998, the Company reviewed all relevant data in considering the estimate of ultimate reserves for asbestos and environmental exposures. This included analysis of incurred and paid loss development, qualitative assessments of claims, claimants, judgements and emerging trend information. Overall, these analytical activities concluded that the underlying ultimate exposures were greater than previously estimated, principally with respect to continuing shifts in loss emergence and payment patterns, including the unexpectedly large impact of newly reported claims for insureds/defendants not previously expected to have significant exposures.

SHAREHOLDERS' EQUITY. The Company's shareholders' equity increased to $1,583.4 million as of December 31, 2000 from $1,327.5 million as of December 31, 1999 principally reflecting an increase of $175.4 million in retained earnings and an increase of $90.0 million in net unrealized appreciation of investments, partially offset by $16.4 million in treasury shares acquired during the year. Shareholders' equity decreased to $1,327.5 million as of December 31, 1999 from $1,479.2 million as of December 31, 1998 principally reflecting an increase of $207.3 million in net unrealized depreciation of investments and $96.4 million in share repurchases relating to the Company's stock repurchase plan, partially offset by an increase of $146.4 million in retained earnings for the year. Dividends of $11.0 million, $11.6 million and $10.1 million were declared and paid by the Company in 2000, 1999 and 1998, respectively. During the year ended December 31, 2000, the Company repurchased 0.650 million of its common shares at an average price of $25.24 per share with all such repurchases occurring in the three months ended March 31, 2000, raising the total repurchases under the Company's authorized repurchase program to 4.720 million shares at an average price of $27.60 per share with a total repurchase expenditure to date of $130.4 million. At December 31, 2000, 2.180 million shares remained under the existing repurchase authorization. As part of the Company's restructuring, the treasury shares held by the Company prior to February 24, 2000 were retired, resulting in a reduction to treasury shares with a corresponding reduction of paid-in capital and common shares.

LIQUIDITY AND CAPITAL RESOURCES
LIQUIDITY. The Company's liquidity requirements are met on a short-term and long-term basis by funds provided by premiums collected, investment income and collected reinsurance receivables balances, and from the sale and maturity of investments together with the availability of funds under the Company's revolving credit facility. The Company's net cash flows from operating activities were $90.0 million, $203.4 million and $183.3 million in 2000, 1999 and 1998, respectively. These cash flows were impacted by recoveries under the Company's Stop Loss Agreement with Mt. McKinley, which, prior to the Mt. McKinley acquisition, contributed $9.5 million, $79.0 million and $31.9 million in 2000, 1999 and 1998, respectively. These cash flows were also impacted by net catastrophe loss payments of $44.1 million, $28.3 million and $30.6 million in 2000, 1999 and 1998, respectively, and by net income taxes paid of $63.7 million, $59.6 million and $65.7 million in 2000, 1999 and 1998, respectively. Management believes that net cash flows from operating activities, after consideration of the factors noted above, are generally consistent with expectations given changes in the Company's mix of business over the past few years toward products with shorter loss development and payout periods and normal variability in the payout of loss reserves.

Proceeds from sales, calls and maturities and investment asset acquisitions were $1,006.5 million and $2,024.6 million, respectively, in 2000 compared to $941.1 million and $1,068.4 million, respectively, in 1999 and $634.2 million and $755.3 million, respectively, in 1998. Additionally, the cash flow activity in 2000 included $340.1 million of new cash resulting from the acquisitions of Mt. McKinley and AFC Re and $450.0 million in proceeds from Holdings' offering of senior notes. The Company's current investment strategy seeks to maximize after-tax income through a high quality, diversified, duration sensitive, taxable bond and tax-preferenced municipal bond portfolio, while maintaining an adequate level of liquidity.

EXPOSURE TO CATASTROPHES. As with other reinsurers, the Company's operating results and financial condition can be adversely affected by volatile and unpredictable natural and other disasters, such as hurricanes, windstorms, earthquakes, floods, fires and explosions. Although the Company attempts to limit its exposure to acceptable levels, it is possible that an actual catastrophic event or multiple catastrophic events could have a material adverse effect on the financial condition, results of operations and cash flows of the Company.

The Company employs various techniques, including licensed software modeling, to assess its accumulated exposure to property catastrophe losses and summarizes that exposure in terms of the probable maximum loss ("PML"). The Company defines PML as its anticipated maximum property loss, taking into account contract limits, caused by a single catastrophe affecting a broad contiguous geographic area, such as that caused by a hurricane or earthquake of such a magnitude that it is expected to occur once in every 100 years. Management estimates that the Company's greatest catastrophe exposure worldwide from any single event is to hurricanes and earthquakes in the coastal regions of the United States, where the Company estimates it has a PML exposure, before reinsurance, of approximately $203 million in each such region based on its current book of business. Similarly, management estimates that the largest current PML exposure, before reinsurance, outside the United States is approximately $102 million. There can be no assurance that the Company will not experience losses from one or more catastrophic events that exceed, perhaps by a substantial amount, its estimated PML.

The Company maintains a corporate-level retrocessional protection program, above and beyond retrocessions purchased with respect to specific assumed business, to mitigate the potential impact of catastrophe losses. The principal components of the Company's corporate retrocessional protection program as it relates to catastrophes are an accident year aggregate excess of loss treaty and the retrocesssional excess of loss coverage of international exposures. For both 2000 and 2001, the Company purchased accident year aggregate excess of loss retrocession coverage, which provides up to $175.0 million of recoveries if Everest Re's consolidated statutory basis accident year loss ratio exceeds a loss ratio attachment point provided in the contract for the respective accident years. Each arrangement provides for an adjustment premium, which reduces the net benefit by approximately 50%, in the event that the coverage is used. The Company's corporate retrocessional protection program includes a two-layer property catastrophe excess of loss program for losses incurred outside of the United States, which provide coverage of 58.25% of $17.5 million of losses in excess of $15 million of losses per occurrence and 70% of $20 million of losses in excess of $32.5 million of losses per occurrence. This coverage relates to a twelve-month period beginning June 6, 2000 and the continuation or replacement of such coverage in June 2001 cannot be assured. All aspects of the retrocession program have been structured to permit the program to be accounted for as reinsurance under SFAS No. 113. See ITEM 1 - "Risk Management and Retrocession Arrangements" for further details.

If a single catastrophe were to occur in the United States that resulted in $203 million of gross losses and allocated loss adjustment expenses ("ALAE") in 2001 (an amount equivalent to the Company's PML), management estimates that the effect (including additional premiums and retained losses and ALAE) on the Company's income before and after taxes would be approximately $98 million and $63 million, respectively. These pre-tax and after-tax net loss estimates assume that the Company's aggregate losses and ALAE for 2001 would exceed the threshold loss ratio requirement in the aggregate excess of loss cover by at least $175.0 million.

DIVIDENDS
During 2000, 1999 and 1998 the Company declared and paid shareholder dividends of $11.0 million, $11.6 million and $10.1 million, respectively.

GROUP. Under Bermuda law, Group is prohibited from declaring or paying a dividend if such payment would reduce the realizable value of its assets to an amount less than the aggregate value of its liabilities and its issued share capital and share premium (additional paid-in capital) accounts. Group's ability to pay dividends and its operating expenses is partially dependent upon dividends from its subsidiaries. The payment of dividends by insurer subsidiaries is limited under Bermuda law and the laws of the various U.S. states in which Group's insurance and reinsurance subsidiaries are licensed to transact business. The limitations are generally based upon net income and compliance with applicable policyholders' surplus or minimum solvency margin and liquidity ratio requirements as determined in accordance with the relevant statutory accounting practices.

BERMUDA RE. Under Bermuda law, Bermuda Re is unable to declare or pay a dividend if it fails to meet its minimum solvency margin or minimum liquidity ratio, or if after payment of the dividend, it fails to meet its minimum solvency margin or minimum liquidity ratio. As a long-term insurer, Bermuda Re will also be unable to declare or pay a dividend to anyone who is not a policyholder unless, after payment of the dividend, the value of the assets in its long-term business fund, as certified by its approved actuary, will exceed its liabilities for long-term business by at least the $250,000 minimum solvency margin. Prior approval of the Bermuda Minister of Finance is required if Bermuda Re's dividend payments would reduce its prior year-end total statutory capital by 15.0% or more.

HOLDINGS. Holdings is a holding company whose only material assets are the capital stock of Everest Re and Mt. McKinley. Holdings' cash flow consists primarily of dividends and other permissible payments from Everest Re and Mt. McKinley and borrowings under credit facilities. Holdings depends upon such payments for funds for general corporate purposes, including its debt and operating expense obligations.

On March 14, 2000, Holdings completed public offerings of $200.0 million principal amount of 8.75% senior notes due March 15, 2010 and $250.0 million principal amount of 8.5% senior notes due March 15, 2005. During 2000, the net proceeds of these offerings and additional funds were distributed by Holdings to Group. Approximately $250.0 million of the distributions were used by Group to capitalize Bermuda Re. Interest expense incurred in connection with these senior notes was $30.9 million at December 31, 2000.

On December 21, 1999, Holdings entered into a three-year senior revolving credit facility with a syndicate of lenders (the "Credit Facility"), which replaced its prior credit facility which had been extended in June 1999 and increased from $50.0 million to $75.0 million on November 9, 1999. First Union National Bank is the administrative agent for the Credit Facility. The Credit Facility will be used for liquidity and general corporate purposes and to refinance existing debt under Holding's prior credit facility, which has been terminated. The Credit Facility provides for the borrowing of up to $150.0 million with interest at a rate selected by Holdings equal to either (1) the Base Rate (as defined below) or (2) an adjusted London InterBank Offered Rate ("LIBOR") plus a margin. The Base Rate is the higher of the rate of interest established by First Union National Bank from time to time as its prime rate or the Federal Funds rate plus 0.5% per annum. On December 18, 2000, the Credit Facility was amended to extend the borrowing limit to $235.0 million for a period of 120 days, at which time the limit reverts to $150.0 million. The amount of margin and the fees payable for the Credit Facility depend upon Holding's senior unsecured debt rating. Group has guaranteed Holdings' obligations under the Credit Facility.

The Credit Facility requires the Company to maintain a debt to capital ratio of not greater than 0.35 to 1, Holdings to maintain a minimum interest coverage ratio of 2.5 to 1 and Everest Re to maintain its statutory surplus at $850.0 million plus 25% of future aggregate net income and 25% of future aggregate capital contributions. The Company was in compliance with these requirements at December 31, 2000.

At December 31, 2000 and 1999, Holdings had outstanding borrowings under the Credit Facility of $235.0 million and $59.0 million, respectively. Interest expense incurred in connection with these borrowings was $8.5 million and $1.5 million at December 31, 2000 and 1999, respectively.

EVEREST RE. The payment of dividends to Holdings by Everest Re is subject to limitations imposed by the Delaware Insurance Code. Based upon these restrictions, the maximum amount that will be available for payment of dividends to Holdings by Everest Re in 2001 without the prior approval of regulatory authorities is $165.1 million, of which $100.0 million was paid in January 2001. Everest Re's future cash flow available to Holdings may be influenced by a variety of factors, including changes in the property and casualty reinsurance market, Everest Re's financial results, insurance regulatory changes and changes in general economic conditions. The availability of such cash flow to Holdings could also be influenced by, among other things, changes in the limitations imposed by the Delaware Insurance Code on the payment of dividends by Everest Re. Holdings expects that, absent significant catastrophe losses, such restrictions should not affect Everest Re's ability to declare and pay dividends sufficient to support Holdings' general corporate needs.

MARKET SENSITIVE INSTRUMENTS
The Securities and Exchange Commission Financial Reporting Release #48 requires registrants to clarify and expand upon the existing financial statement disclosure requirements for derivative financial instruments, derivative commodity instruments, and other financial instruments (collectively, "market sensitive instruments").

The Company's current investment strategy seeks to maximize after-tax income through a high quality, diversified, taxable and tax-preferenced fixed maturity portfolio, while maintaining an adequate level of liquidity. The Company's mix of taxable and tax-preferenced investments is adjusted continuously, consistent with its current and projected operating results, market conditions, and tax position. The fixed maturities in the investment portfolio are comprised of non-trading available for sale securities. Additionally, the Company invests in equity securities, which it believes will enhance the risk-adjusted total return of the investment portfolio.

The overall strategy considers the scope of present and anticipated Company operations. In particular, estimates of the financial impact resulting from non-investment asset and liability transactions, together with the Company's capital structure and other factors, are used to develop a net liability analysis. This analysis includes estimated payout characteristics for which the investments of the Company provide liquidity. This analysis is considered in the development of specific investment strategies for asset allocation, duration, and credit quality. The change in overall market sensitive risk exposure principally reflects the asset changes that took place during the year with no material change in the underlying risk characteristics.

The $5.5 billion investment portfolio is comprised of fixed maturity securities that are subject to interest rate risk and foreign currency rate risk, and equity securities that are subject to equity price risk. The impact of these risks in the investment portfolio is generally mitigated by changes in the value of operating assets and liabilities and their associated income statement impact.

Interest  rate  risk is the  potential  change  in value of the  fixed  maturity portfolio due to change in market interest rates. Further, it includes prepayment risk in a declining interest rate environment on the $821.1 million of the $5.0 billion fixed maturity portfolio, which consists of mortgage-backed securities. Prepayment risk results from potential accelerated principal payments that shorten the average life and thus, the expected yield of the security.

The tables below display the potential impact of market value fluctuations and after-tax unrealized appreciation on the fixed maturity portfolio as of December 31, 2000 and 1999 based on parallel 200 basis point shifts in interest rates up and down in 100 basis point increments. For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually. To generate appropriate price estimates on mortgage-backed securities, changes in prepayment expectations under different interest rate environments are taken into account. For legal entities with a non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios. All amounts are in U.S. dollars and are presented in millions.

                                                  2000
                                  INTEREST RATE SHIFT IN BASIS POINTS
----------------------------------------------------------------------------------------------
                                   -200         -100           0           100          200
----------------------------------------------------------------------------------------------
Total Market Value               $ 5,938.8    $ 5,633.5    $ 5,350.4    $ 5,073.1    $ 4,809.8

Market Value Change from
 Base (%)                             11.0%         5.3%         0.0%        (5.2%)      (10.1%)

Change in Unrealized
 Appreciation After-tax from
 Base ($)                        $   417.9    $   201.3    $       0    $  (197.9)   $  (386.5)

                                                  1999
                                  INTEREST RATE SHIFT IN BASIS POINTS
----------------------------------------------------------------------------------------------
                                   -200         -100           0           100          200
----------------------------------------------------------------------------------------------
Total Market Value               $ 4,481.6    $ 4,210.8    $ 3,958.8    $ 3,724.0    $ 3,508.0

Market Value Change
 from Base (%)                        13.2%         6.4%         0.0%        (5.9%)      (11.4%)

Change in Unrealized
 Appreciation After-tax from
 Base ($)                        $   339.8    $   163.7    $       0    $  (152.7)   $  (293.0)

Foreign currency rate risk is the potential change in value, income, and cash flow arising from adverse changes in foreign currency exchange rates. The Company's foreign operations each maintain capital in the currency of the country of its geographic location consistent with local regulatory guidelines. Generally, the Company prefers to maintain the capital of its foreign operations in U.S. dollar assets although this varies by regulatory jurisdiction in accordance with market needs. Each foreign operation may conduct business in its local currency as well as the currency of other countries in which it operates. The primary foreign currency exposures are the Canadian Dollar, the British Pound Sterling and the Euro for these foreign operations. The Company mitigates foreign exchange exposure by a general matching of the currency and duration of its assets to its corresponding operating liabilities. In accordance with Financial Accounting Standards Board Statement No. 52, the Company translates the assets, liabilities and income of non-U.S. dollar functional currency legal entities to the U.S. dollar. This translation amount is reported as a component of other comprehensive income. The primary functional foreign currency exposures are the Canadian Dollar, the Belgian Franc and the British Pound Sterling for these foreign operations.

The tables below display the potential impact of a parallel 20% increase and decrease in foreign exchange rates on the valuation of invested assets subject to foreign currency exposure in 10% increments as of December 31, 2000 and 1999. This analysis includes the after-tax impact of translation from transactional currency to functional currency as well as the after-tax impact of translation from functional currency to the U.S. dollar reporting currency. During 1999, the Company redenominated into the Euro all invested assets denominated in the eleven currencies committed to convert to the Euro. The impact of the Euro conversion was not material to the Company's business, operations or financial condition. All amounts are in U.S. dollars and are presented in millions.

                                                2000
                            CHANGE IN FOREIGN EXCHANGE RATES IN PERCENT
-------------------------------------------------------------------------------------------
                                  -20%         -10%           0%           10%        20%
-------------------------------------------------------------------------------------------
Total After-tax Foreign
 Exchange Exposure             ($  42.9)    ($  22.5)      $      0     $  24.2    $   49.5

                                      1999
                   CHANGE IN FOREIGN EXCHANGE RATES IN PERCENT
-------------------------------------------------------------------------------------------
                                  -20%         -10%           0%          10%         20%
-------------------------------------------------------------------------------------------
Total After-tax Foreign
 Exchange Exposure             ($  44.9)    ($  23.5)      $      0     $  24.9    $   51.0

Equity risk is the potential change in market value of the common stock and preferred stock portfolios arising from changing equity prices. The Company invests in predominately high quality preferred and common stocks that are traded on the major exchanges in the United States. The primary objective in managing the $36.5 million equity portfolio is to provide long-term capital growth through market appreciation and income.

The tables below display the impact on market value and after-tax unrealized appreciation of a 20% change in equity prices up and down in 10% increments as of December 31, 2000 and 1999. All amounts are in U.S. dollars and are presented in millions.

                                             2000
                               CHANGE IN EQUITY VALUES IN PERCENT
--------------------------------------------------------------------------------------------
                                  -20%         -10%          0%           10%          20%
--------------------------------------------------------------------------------------------
Market Value of the
 Equity Portfolio               $   29.2     $   32.8     $   36.5     $   40.1     $   43.8

After-tax Change in
 Unrealized Appreciation            (4.7)        (2.4)           0          2.4          4.7

                                             1999
                               CHANGE IN EQUITY VALUES IN PERCENT
---------------------------------------------------------------------------------------------
                                  -20%         -10%          0%           10%          20%
---------------------------------------------------------------------------------------------
Market Value of the
 Equity Portfolio               $   72.6     $   81.6     $   90.7     $   99.8     $   108.8

After-tax Change in
 Unrealized Appreciation           (11.8)        (5.9)           0          5.9          11.8


SAFE HARBOR DISCLOSURE
In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "Act"), the Company sets forth below cautionary statements identifying important factors that, among others, in some cases have affected and that could cause its actual results to differ materially from those which might be projected, forecasted, or estimated in its forward-looking statements, as defined in the Act, made by or on behalf of the Company in press releases, written statements or documents filed with the U.S. Securities and Exchange Commission, or in its communications and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls. These cautionary statements supplement other factors contained in this report which could cause the Company's actual results to differ materially from those which might be projected, forecasted or estimated in its forward-looking statements.

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the Company's results to differ materially from such forward-looking statements. Such risks, uncertainties and other factors include, but are not limited to, the following:

1) Changes in the level of competition in the United States, Bermuda and international reinsurance or insurance markets that adversely affect the volume or profitability of the Company's reinsurance or insurance business. These changes include, but are not limited to, the intensification of price and contract terms competition, the entry of new competitors, consolidation in the reinsurance and insurance industry and the development of new products by new and existing competitors;

2) Decrease in the demand for reinsurance and insurance products of the type offered by the Company and its ceding insurer customers;

3)  The ability of the Company to execute its strategies;

4) Occurrence of catastrophic events or other insured or reinsured events with a frequency or severity exceeding the Company's estimates;

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

7) Changes in inflation that affect the profitability of the Company's current reinsurance and insurance businesses or the adequacy of its claim, claim expense and policy benefit liabilities;

8)  Loss of services of any key employees;

9) Lower than estimated retrocessional or reinsurance recoveries on losses, including, but not limited to, losses due to a decline in the creditworthiness of the Company's retrocessionaires or reinsurers;

10) Changes in the reinsurance/retrocessional market impacting the Company's ability to cede risks above its desired level of retention.

11) Changes in interest rates, increases in which cause a reduction in the market value of the Company's fixed income investment portfolio, and its common shareholders' equity, and decreases in which cause a reduction of income earned on new cash flow from operations as well as on the reinvestment of the proceeds from sales, calls or maturities of existing investments;

12) Losses due to foreign currency exchange rate fluctuations;

13) Adverse results in litigation matters, including, but not limited to, litigation related to environmental, asbestos and other potential mass tort claims;

14) Changes in the Company's ratings;

15) The impact of current and future regulatory environments, generally, and on the ability of the Company's subsidiaries to enter and exit reinsurance or insurance markets;

16) Adverse changes in tax treatment of the Company's business, including changes in tax treatment by the U.S., Bermuda or Barbados or other regulatory or political organizations with jurisdiction or potential jurisdiction over the Company or its affiliates;

17) Changes in the regulatory environment or regulatory challenges that may restrict the ability of Bermuda Re to conduct business; and

18) A contention by the U.S. Internal Revenue Service that Group or any of its Bermuda-based subsidiaries is engaged in the conduct of a trade or business within the United States.

In addition to the factors outlined above that are directly related to the Company's businesses, the Company is also subject to general business risks, including, but not limited to, adverse state, federal or foreign legislation and regulation, adverse publicity or news coverage and changes in general economic factors.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Reference is made to the sections captioned "Election of Directors", "Information Concerning Nominees", "Information Concerning Continuing Directors and Executive Officers" and "Compliance with Section 16(a) of the Exchange Act" in the Company's proxy statement for the 2001 Annual General Meeting of Shareholders, which will be filed with the Commission within 120 days of the close of the Company's fiscal year ended December 31, 2000 (the "Proxy Statement"), which sections are incorporated herein by reference.

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

REPORTS ON FORM 8-K
An amendment to the current report on Form 8-K dated September 19, 2000 was filed on December 4, 2000 concerning the acquisition of Mt. McKinley (f/k/a Gibraltar) to include the filing of the financial statements and pro forma financial information required to be filed with that current report on Form 8-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 14, 2001.

                                     EVEREST RE GROUP, LTD.


                                     By:  /s/ JOSEPH V. TARANTO
                                          --------------------------------------
                                          Joseph V. Taranto
                                          (Chairman and Chief Executive Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/  JOSEPH V. TARANTO          Chairman and Chief Executive      March 14, 2001
----------------------------    Officer and Director
Joseph V. Taranto

/s/  STEPHEN L. LIMAURO         Executive Vice President, Chief   March 14, 2001
----------------------------    Financial Officer, Treasurer
Stephen L. Limauro              and Comptroller


/s/  MARTIN ABRAHAMS            Director                          March 14, 2001
----------------------------
Martin Abrahams

/s/  KENNETH J. DUFFY           Director                          March 14, 2001
----------------------------
Kenneth J. Duffy

/s/  JOHN R. DUNNE              Director                          March 14, 2001
----------------------------
John R. Dunne

/s/  THOMAS J. GALLAGHER        Director                          March 14, 2001
----------------------------
Thomas J. Gallagher

/s/  WILLIAM F. GALTNEY, JR.    Director                          March 14, 2001
----------------------------
William F. Galtney, Jr.

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                           Pages
                                                                           -----
Everest Re Group, Ltd.

Reports of Independent Accountants on Financial Statements
 and Schedules                                                               F-2

Consolidated Balance Sheets at December 31, 2000 and 1999                    F-3

Consolidated Statements of Operations and Comprehensive Income for
 the years ended December 31, 2000, 1999 and 1998                            F-4

Consolidated Statements of Changes in Shareholders' Equity for
 the years ended December 31, 2000, 1999 and 1998                            F-5

Consolidated Statements of Cash Flows for the years ended
 December 31, 2000, 1999 and 1998                                            F-6

Notes to Consolidated Financial Statements                                   F-7

Schedules

I   Summary of Investments Other Than Investments in Related Parties
     at December 31, 2000                                                    S-1

II  Condensed Financial Information of Registrant:
     Balance Sheets as of December 31, 2000 and 1999                         S-2
     Statements of Operations for the Years Ended
      December 31, 2000, 1999 and 1998                                       S-3
     Statements of Cash Flows for the Years Ended
      December 31, 2000, 1999 and 1998                                       S-4

III  Supplementary Insurance Information as of December 31, 2000
      and 1999 and for the years ended December 31, 2000, 1999
      and 1998                                                               S-5

IV   Reinsurance for the years ended December 31, 2000, 1999 and 1998        S-6


Schedules other than those listed above are omitted for the reason that they are not applicable or the information is otherwise contained in the Financial Statements.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Everest Re Group, Ltd.


In our opinion, the consolidated financial statements listed in the index on page F-1 of this Form 10-K present fairly, in all material respects, the financial position of Everest Re Group, Ltd. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index on page F-1 of this Form 10-K present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP
New York, New York
February 14, 2001

Part I - Item 1

                             EVEREST RE GROUP, LTD.
                           CONSOLIDATED BALANCE SHEETS
               (Dollars in thousands, except par value per share)

                                           December 31,       December 31,
                                           ------------       ------------
                                               2000               1999
                                           ------------       ------------
ASSETS:
Fixed maturities - available for
 sale, at market value (amortized
 cost: 2000, $4,849,679; 1999,
 $3,940,625)                               $  4,951,893       $  3,885,278
Equity securities, at market value
 (cost: 2000, $22,340; 1999,
 $50,224)                                        36,491             90,693
Short-term investments                          398,542             73,558
Other invested assets                            29,211             27,482
Cash                                             76,823             62,227
                                           ------------       ------------
   Total investments and cash                 5,492,960          4,139,238

Accrued investment income                        77,312             64,898
Premiums receivable                             394,137            294,941
Reinsurance receivables                         508,998            742,513
Funds held by reinsureds                        161,350            157,237
Deferred acquisition costs                      106,638             82,713
Prepaid reinsurance premiums                     58,196              9,582
Deferred tax asset                              174,482            188,326
Other assets                                     39,022             24,854
                                           ------------       ------------
TOTAL ASSETS                               $  7,013,095       $  5,704,302
                                           ============       ============

LIABILITIES:
Reserve for losses and loss
 adjustment expenses                       $  3,786,178       $  3,646,992
Future policy benefit reserve                   206,589                -
Unearned premium reserve                        401,148            308,563
Funds held under reinsurance
 treaties                                       110,464            178,520
Losses in the course of payment                 102,167             67,065
Contingent commissions                            9,380             58,169
Other net payable to reinsurers                  60,564             13,217
Current federal income taxes                     (8,209)            (4,475)
8.5% Senior notes due 3/15/2005                 249,615                -
8.75% Senior notes due 3/15/2010                199,004                -
Revolving credit agreement
 borrowings                                     235,000             59,000
Accrued interest on debt and
 borrowings                                      12,212                106
Other liabilities                                65,631             49,663
                                           ------------       ------------
   Total liabilities                          5,429,743          4,376,820
                                           ------------       ------------

Commitments and contingencies
 (Note 12)

SHAREHOLDERS' EQUITY:
Preferred shares, par value: $0.01;
 50 million shares authorized; no
 shares issued and outstanding                      -                  -
Common shares, par value: $0.01; 200
 million shares authorized;  46.0
 million shares issued in 2000 and
 50.9 million shares issued in 1999                 460                509
Additional paid-in capital                      259,958            390,912
Unearned compensation                              (170)              (109)
Accumulated other comprehensive
 income, net of deferred income
 taxes of $30.4 million in 2000
 and deferred income taxes benefit
 of $9.1 million in 1999                         72,846            (16,701)
Retained earnings                             1,250,313          1,074,941
Treasury shares, at cost; 0.0
 million shares in 2000 and 4.4
 million shares in 1999                             (55)          (122,070)
                                           ------------       ------------
   Total shareholders' equity                 1,583,352          1,327,482
                                           ------------       ------------
TOTAL LIABILITIES AND SHAREHOLDERS'
 EQUITY                                    $  7,013,095       $  5,704,302
                                           ============       ============

The accompanying notes are an integral part of the consolidated financial statements.

                             EVEREST RE GROUP, LTD.
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                (Dollars in thousands, except per share amounts)

                                        Years Ended December 31,
                             ---------------------------------------------
                                2000             1999             1998
                             -----------      -----------      -----------
REVENUES:
Premiums earned              $ 1,174,183      $ 1,071,451      $ 1,068,010
Net investment income            301,493          252,999          244,909
Net realized capital
 gain (loss)                         807          (16,760)            (765)
Other income (expense)             3,341           (1,030)           3,046
                             -----------      -----------      -----------
                               1,479,824        1,306,660        1,315,200
                             -----------      -----------      -----------

CLAIMS AND EXPENSES:
Incurred losses and
 loss adjustment
 expenses                        884,616          771,570          778,404
Commission, brokerage,
 taxes and fees                  272,447          285,957          274,559
Other underwriting
 expenses                         51,633           48,263           49,561
Non-recurring
 restructure
 expenses                            -              2,798              -
Interest expense on
 senior notes                     30,896              -                -
Interest expense on
 credit facility                   8,490            1,490              -
                             -----------      -----------      -----------
                               1,248,082        1,110,078        1,102,524
                             -----------      -----------      -----------

INCOME BEFORE TAXES              231,742          196,582          212,676

Income tax                        45,362           38,521           47,479
                             -----------      -----------      -----------

NET INCOME                   $   186,380      $   158,061      $   165,197
                             ===========      ===========      ===========


Other comprehensive
 income (loss), net
 of tax                           89,547         (202,219)          33,199
                             -----------      -----------      -----------

COMPREHENSIVE INCOME
 (LOSS)                      $   275,927      $   (44,158)     $   198,396
                             ===========      ===========      ===========

PER SHARE DATA:
 Average shares
  outstanding (000's)             45,873           48,509           50,374
 Net income per
  common share - basic       $      4.06      $      3.26      $      3.28
                             ===========      ===========      ===========

 Average diluted
  shares outstanding
  (000's)                         46,358           48,686           50,665
 Net income per
  common share -
  diluted                    $      4.02      $      3.25      $      3.26
                             ===========      ===========      ===========

The accompanying notes are an integral part of the consolidated financial statements.

                             EVEREST RE GROUP, LTD.
                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                (Dollars in thousands, except per share amounts)

                                          Years Ended December 31,
                                -------------------------------------------
                                   2000            1999            1998
                                -----------     -----------     -----------
COMMON SHARES (SHARES
 OUTSTANDING):
Balance, beginning of
 period                          46,457,817      49,989,204      50,479,271
Issued during the period            220,157          17,400          34,436
Treasury shares acquired
 during the period                 (650,400)     (3,554,047)       (529,040)
Treasury shares reissued
 during the period                    1,780           5,260           4,537
                                -----------     -----------     -----------
Balance, end of period           46,029,354      46,457,817      49,989,204
                                ===========     ===========     ===========

COMMON SHARES (PAR VALUE):
Balance, beginning of
 period                         $       509     $       509     $       508
Retirement of common
 shares during the period               (51)            -               -
Issued during the period                  2             -                 1
                                -----------     -----------     -----------
Balance, end of period                  460             509             509
                                -----------     -----------     -----------

ADDITIONAL PAID IN
 CAPITAL:
Balance, beginning of
 period                             390,912         390,559         389,876
Retirement of treasury
 shares during the period          (138,546)            -               -
Common shares issued
 during the period                    7,594             317             610
Treasury shares reissued
 during period                           (2)             36              73
                                -----------     -----------     -----------
Balance, end of period              259,958         390,912         390,559
                                -----------     -----------     -----------

UNEARNED COMPENSATION:
Balance, beginning of
 period                                (109)           (240)           (514)
Net (decrease) increase
 during the period                      (61)            131             274
                                -----------     -----------      ----------
Balance, end of period                 (170)           (109)           (240)
                                -----------     -----------      ----------

ACCUMULATED OTHER
 COMPREHENSIVE INCOME,
 NET OF DEFERRED INCOME
 TAXES:
Balance, beginning of
 period                             (16,701)        185,518         152,319
Net increase (decrease)
 during the period                   89,547        (202,219)         33,199
                                -----------     -----------      ----------
Balance, end of period               72,846         (16,701)        185,518
                                -----------     -----------      ----------

RETAINED EARNINGS:
Balance, beginning of
 period                           1,074,941         928,500         773,380
Net income                          186,380         158,061         165,197
Dividends declared ($0.24
 per share in 2000, $0.24
 per share in 1999 and
 $0.20 per share in 1998)           (11,008)        (11,620)        (10,077)
                                -----------     -----------      ----------
Balance, end of period            1,250,313       1,074,941         928,500
                                -----------     -----------      ----------

TREASURY SHARES AT COST:
Balance, beginning of
 period                            (122,070)        (25,642)         (8,086)
Retirement of treasury
 shares during the period           138,399             -               -
Treasury shares acquired
 during period                      (16,426)        (96,551)        (17,663)
Treasury shares reissued
 during period                           42             123             107
                                -----------     -----------      ----------
Balance, end of period                  (55)       (122,070)        (25,642)
                                -----------     -----------      ----------

TOTAL SHAREHOLDERS'
 EQUITY, END OF PERIOD          $ 1,583,352     $ 1,327,482      $1,479,204
                                ===========     ===========      ==========

The accompanying notes are an integral part of the consolidated financial statements.

                             EVEREST RE GROUP, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                          Years Ended December 31,
                                -------------------------------------------
                                   2000 *          1999            1998
                                -----------     -----------     -----------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
Net income                      $   186,380     $   158,061     $   165,197
 Adjustments to reconcile
  net income to net cash
  provided by operating
  activities net of effects
  from the purchase of
  subsidiaries:
  (Increase) in premiums
   receivable                      (102,802)        (36,179)         (4,466)
  Decrease (increase) in
   funds held by reinsureds,
   net                               29,135          23,007          (7,766)
  (Increase) decrease in
   reinsurance receivables          (69,160)        239,763        (289,908)
  (Increase) in deferred tax
   asset                            (16,248)        (17,169)         (2,532)
  Increase (decrease) in
   reserve for losses and
   loss adjustment expenses           1,257        (133,706)        359,178
  Increase (decrease) in
   unearned premiums                 95,076          25,077         (52,757)
  (Increase) decrease in
   other assets and
   liabilities                      (22,780)        (67,106)         16,949
  Non cash compensation
   expense                              (61)            131             274
  Accrual of bond discount
   /amortization of bond
   premium                          (10,138)         (5,203)         (1,617)
  Amortization of
   underwriting discount
   on senior notes                      112             -               -
  Realized capital (gains)
   losses                              (807)         16,760             765
                                -----------     -----------     -----------
Net cash provided by
 operating activities                89,964         203,436         183,317
                                -----------     -----------     -----------

CASH FLOWS FROM INVESTING
 ACTIVITIES:
Proceeds from fixed
 maturities matured/called
 - available for sale               191,850         205,669         162,514
Proceeds from fixed
 maturities sold - available
 for sale                           764,432         665,873         373,327
Proceeds from equity
 securities sold                     50,259          69,397          50,508
Proceeds from other invested
 assets sold                            -               181           7,605
Cost of fixed maturities
 acquired - available for
 sale                            (1,762,183)       (990,369)       (731,500)
Cost of equity securities
 acquired                            (3,380)        (16,643)        (22,350)
Cost of other invested
 assets acquired                     (1,698)        (23,109)           (935)
Net (purchases) sales of
 short-term securities             (256,421)        (38,200)         40,273
Net (decrease) in unsettled
 securities transactions               (955)            (47)           (499)
Payment for purchase of
 subsidiaries, net of cash
 acquired                           340,130             -               -
                                -----------     -----------     -----------
Net cash (used in)
 investing activities              (677,966)       (127,248)       (121,057)
                                -----------     -----------     -----------

CASH FLOWS FROM FINANCING
 ACTIVITIES:
Acquisition of treasury
 shares net of reissuances          (16,533)        (96,392)        (17,483)
Common shares issued during
 the period                           7,545             317             610
Dividends paid to
 shareholders                       (11,008)        (11,620)        (10,077)
Proceeds from issuance of
 senior notes                       448,507             -               -
Net borrowings on revolving
 credit agreement                   176,000          59,000             -
Net (decrease) in collateral
 for loaned securities                  -               -           (47,119)
                                -----------     -----------     -----------
Net cash provided by (used in)
 financing activities               604,511         (48,695)        (74,069)
                                -----------     -----------     -----------

EFFECT OF EXCHANGE RATE
 CHANGES ON CASH                     (1,913)         (4,592)           (443)
                                -----------     -----------     -----------

Net increase (decrease)
 in cash                             14,596          22,901         (12,252)
Cash, beginning of period            62,227          39,326          51,578
                                -----------     -----------     -----------
Cash, end of period             $    76,823     $    62,227     $    39,326
                                ===========     ===========     ===========


SUPPLEMENTAL CASH FLOW
 INFORMATION CASH
 TRANSACTIONS:
Income taxes paid, net          $    63,682     $    59,586     $    65,659
Interest paid                   $    27,169     $     1,384     $       -
NON-CASH FINANCING
 TRANSACTION:
Issuance of common shares       $       (61)    $       131     $       274

* In the quarter ended September 30, 2000, the Company purchased all of the capital stock of Mt. McKinley Insurance Company for $51,800. In conjunction with the acquisition, the fair value of assets acquired was $679,672 and liabilities was $627,872.

* In the quarter ended December 31, 2000, the Company purchased all of the capital stock of AFC Re Ltd. for $16,573. In conjunction with the acquisition, the fair value of assets acquired was $231,874 and liabilities assumed was $215,301.


The accompanying notes are an integral part of the consolidated financial statements.

                             EVEREST RE GROUP, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  Business and Basis of Presentation

Everest Re Group, Ltd. ("Group"), a Bermuda company with its principal executive office in Barbados, was established in 1999 as a wholly-owned subsidiary of Everest Reinsurance Holdings, Inc. ("Holdings"). On February 24, 2000, a corporate restructuring was completed and Group became the new parent holding company of Holdings. Holders of shares of common stock of Holdings automatically became holders of the same number of common shares of Group. Prior to the restructuring, Group had no significant assets or capitalization and had not engaged in any business or prior activities other than in connection with the restructuring. Group, through its subsidiaries, principally provides reinsurance and insurance in the United States, Bermuda and international markets. As used in this document, the "Company" means Group and its subsidiaries, except when referring to periods prior to February 24, 2000, when it means Holdings and its subsidiaries.

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America. The statements include the following domestic and foreign direct and indirect subsidiaries of Group: Holdings, Everest Reinsurance (Bermuda), Ltd. ("Bermuda Re"), AFC Re Ltd. ("AFC Re"), Mt. McKinley Insurance Company ("Mt. McKinley"), Everest Global Services, Inc. ("Global Services"), Everest Reinsurance Company ("Everest Re"), Everest National Insurance Company ("Everest National"), Everest Indemnity Insurance Company ("Everest Indemnity"), Everest Re Holdings, Ltd. ("Everest Ltd."), Southeastern Security Insurance Company ("SSIC"), Everest Insurance Company of Canada ("Everest Canada"), Mt. McKinley Managers, L.L.C. ("Managers"), Workcare Southeast, Inc. ("Workcare Southeast"), Workcare Southeast of Georgia, Inc. ("Workcare Georgia") and Workcare, Inc. All amounts are reported in U.S. dollars.

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities (and disclosure of contingent assets and liabilities) at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

B.  Investments

Fixed maturity investments are classified as available for sale. Unrealized appreciation and depreciation, as a result of temporary changes in market value during the period, are reflected in "accumulated other comprehensive income" net of income taxes in shareholders' equity. Unrealized losses, which are deemed other than temporary, are charged to net income. Equity securities are carried at market value with unrealized appreciation or depreciation, net of applicable deferred income tax, reflected in shareholders' equity. Short-term investments are stated at cost, which approximates market value. Realized gains or losses on sale of investments are determined on the basis of identified cost. With respect to securities that are not publicly traded, market value has been determined based on pricing models. For publicly traded securities, market value is based on quoted market prices. Other invested assets include limited partnerships and rabbi trusts. Limited partnerships are valued pursuant to the equity method of accounting, which management believes approximates market value. The Supplemental Retirement Plan rabbi trust is carried at market value, while the Deferred Compensation Plan rabbi trust and Supplemental Savings Plan rabbi trust are carried at cost, which approximates market value. Cash includes cash and bank time deposits with original maturities of ninety days or less.

C.  Uncollectible Reinsurance Balances

The Company provides reserves for uncollectible reinsurance balances based on management's assessment of the collectibility of the outstanding balances. Such reserves were $27.9 million at December 31, 2000 and $25.3 million at December 31, 1999. See also Note 8.

D.  Deferred Acquisition Costs

Acquisition costs, consisting principally of commissions and brokerage expenses and certain premium taxes and fees associated with the Company's reinsurance and insurance business incurred at the time a contract or policy is issued, are deferred and amortized over the period in which the related premiums are earned, generally one year. Deferred acquisition costs are limited to their estimated realizable value based on the related unearned premiums, anticipated claims and claim expenses and anticipated investment income. Deferred acquisition costs amortized to income (expense) were $10.1 million, $12.4 million and ($11.4) million in 2000, 1999 and 1998, respectively.

The present value of inforce annuity business is included in deferred acquisition costs. This business will be amortized over the expected life of the business at the time of acquisition. The amortization each year will be a function of the gross profits each year in relation to the total gross profits expected over the life of the business, discounted at an assumed net credit rate.

E.  Reserve for Losses and Loss Adjustment Expenses

The reserve for losses and loss adjustment expenses ("LAE") is based on individual case estimates and reports received from ceding companies. A provision is included for losses and LAE incurred but not reported ("IBNR") based on past experience. A provision is also included for certain potential liabilities relating to asbestos and environmental exposures, which liabilities cannot be estimated with traditional reserving techniques. See also Note 12. The reserves are reviewed continually and any changes in estimates are reflected in earnings in the period the adjustment is made. Management believes that adequate provision has been made for the Company's losses and LAE. Loss and LAE reserves are presented gross of reinsurance receivables and incurred losses and LAE are presented net of ceded reinsurance.

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

F.  Future Policy Benefit Reserve

Liabilities for future policy benefits on annuity policies are estimated on bases consistent with those used for the original policies issued and with the terms of the reinsurance contracts.

G.  Premium Revenues

Premiums written are earned ratably over the periods of the related insurance and reinsurance contracts or policies. Unearned premium reserves are established to cover the remainder of the unexpired contract period. Such reserves are established based upon reports received from ceding companies or computed using pro rata methods based on statistical data. Written and earned premiums, and the related costs, which have not yet been reported to the Company are estimated and accrued. Premiums are net of ceded reinsurance.

H.  Income Taxes

The Company and its subsidiaries, where required, file their own federal tax returns and calculate their current tax provisions accordingly. Deferred income taxes have been recorded to recognize the tax effect of temporary differences between the financial reporting and income tax bases of assets and liabilities.

I.  Foreign Currency Translation

Assets and liabilities relating to foreign operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date; revenues and expenses are translated into U.S. dollars using average exchange rates. Gains and losses resulting from translating foreign currency financial statements, net of deferred income taxes, are excluded from net income and accumulated in shareholders' equity.

J.  Earnings per Share

Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if options granted under various stock-based compensation plans were exercised resulting in the issuance of common shares that then shared in the earnings of the entity. See also Note 13.

Net income per common share has been computed below in accordance with SFAS No. 128, based upon weighted average common and dilutive shares outstanding.

(dollar values in thousands
 except per share amounts)                2000           1999           1998
                                       ----------------------------------------
Net income (numerator)                 $  186,380     $  158,061     $  165,197
                                       ==========     ==========     ==========
Weighted average common and
 effect of dilutive shares
 used in the computation of
 net income per share:
 Weighted average shares
  outstanding - basic
  (denominator)                            45,873         48,509         50,374
 Effect of dilutive shares                    485            177            291
                                       ----------     ----------     ----------
 Weighted average shares
  outstanding - diluted
  (denominator)                            46,358         48,686         50,665
                                       ==========     ==========     ==========
Net income per common share:
     Basic                             $     4.06     $     3.26     $     3.28
     Diluted                           $     4.02     $     3.25     $     3.26

Options to purchase 5,000 common shares at a price of $64.97 per share, 1,339,451 common shares at prices ranging from $23.94 to $39.16 per share and 738,600 common shares at prices ranging from $37.41 to $39.16 per share were outstanding at the end of 2000, 1999 and 1998, respectively, but were not included in the computation of earnings per diluted share for the respective years, because the options' exercise price was greater than the average market price of the common shares at the end of such years. The options, which expire on or between December 12, 2010, June 10, 2006 and April 1, 2009 and September 26, 2007 and September 25, 2008, respectively, were still outstanding at the end of 2000 with the exception of 12,900 shares, which were not included in the computation at the end of 1999 and 1998, respectively.

K.  Acquisitions

On September 19, 2000, Holdings acquired Mt. McKinley, f/k/a Gibraltar Casualty Company, for $51.8 million. Mt. McKinley is a run-off property and casualty insurer in the United States. No goodwill was generated in the transaction. The acquisition was recorded using the purchase method of accounting. Accordingly, the December 31, 2000 consolidated financial statements of the Company include the results of Mt. McKinley from September 19, 2000.

In connection with the acquisition of Mt. McKinley, Prudential Property and Casualty Insurance Company ("Prupac"), a subsidiary of The Prudential Insurance Company of America ("The Prudential"), provided reinsurance to Mt. McKinley covering 80% ($160.0 million) of the first $200.0 million of any adverse development of Mt. McKinley's reserves as of September 19, 2000 and The Prudential guaranteed Prupac's obligation to Mt. McKinley. The stop loss reinsurance protection that was provided by Mt. McKinley at the time of the Company's Initial Public Offering ("IPO") and other reinsurance contracts between Mt. McKinley and Everest Re remain in effect following the acquisition. However, these contracts have become transactions with affiliates, with the financial impact eliminated in consolidation.

The following unaudited pro forma information assumes the acquisition of Mt. McKinley occurred at the beginning of each year presented. The unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated at the beginning of each year presented, nor is it necessarily indicative of future operating results.

                                          Years ended December 31,
                                       ------------------------------
                                           2000              1999
(Dollars in thousands, except
 per share amounts)                              (Unaudited)
                                       ------------------------------
Revenues                               $  1,499,490      $  1,336,672
Net income                             $    188,964      $     82,919
Basic earnings per share               $       4.12      $       1.71
Diluted earnings per share             $       4.08      $       1.70

Also during 2000, the Company completed two additional acquisitions, SSIC, a United States property and casualty company, whose primary business is non-standard auto and AFC Re, a Bermuda based life and annuity company. The combined purchase price of the acquisitions was approximately $27.0 million. Goodwill of $3.0 million and $0.0 million for SSIC and AFC Re, respectively, was generated as a result of these acquisitions and both were recorded using the purchase method of accounting.

On July 1, 1998, Managers acquired the assets of agency operations in Alabama and Georgia which now operate as Workcare Southeast and Workcare Georgia. Everest National also acquired an agency operation in Texas, Workcare Inc. The acquisition price of these three agencies was $2.9 million. These acquisitions were accounted for using the purchase method.

Separate pro forma information of these additional acquisitions has not been presented as management has determined that such information is not material.

L.   Segmentation

During the quarter ended December 31, 2000, the Company's management realigned its operating segments to better reflect the way that management monitors and evaluates the Company's financial performance. The Company, through its subsidiaries, operates in five segments: U.S. Reinsurance, U.S. Insurance, Specialty Underwriting, International and Bermuda. The presentation of segments for 1999 and 1998 has been restated to conform to the 2000 presentation. See also Note 15.

M.  Future Application of Accounting Standards

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement requires all derivatives to be recognized as either assets or liabilities in the statement of financial position and to be measured at fair value. This statement shall be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the FASB amended SFAS No. 133 with SFAS No. 138, which facilitates the implementation of SFAS No. 133 and extends the effective date of implementation to all fiscal years beginning after January 1, 2001. Management believes that these statements will not have a material impact on the financial position of the Company.

2.  INVESTMENTS

The amortized cost, market value, and gross unrealized appreciation and depreciation of fixed maturity investments and equity securities are presented in the tables below:

(dollar values in thousands)           Amortized      Unrealized      Unrealized       Market
                                          Cost       Appreciation    Depreciation       Value
                                      -----------    ------------    ------------    -----------
As of December 31, 2000
Fixed maturities - available
 for sale
 U.S. Treasury securities
  and obligations of U.S.
  government agencies and
  corporations                        $   133,053    $      4,777    $         -     $   137,830
 Obligations of U.S. states
  and political subdivisions            1,514,099          85,261             423      1,598,937
 Corporate securities                   1,900,375          41,805          73,849      1,868,331
 Mortgage-backed securities               799,651          22,003             507        821,147
 Foreign government securities            212,668          17,137             187        229,618
 Foreign corporate securities             289,833           7,735           1,538        296,030
                                      -----------    ------------    ------------    -----------
Total fixed maturities                $ 4,849,679    $    178,718    $     76,504    $ 4,951,893
                                      ===========    ============    ============    ===========
Equity securities                     $    22,340    $     14,178    $         27    $    36,491
                                      ===========    ============    ============    ===========
As of December 31, 1999
Fixed maturities - available
 for sale
 U.S. Treasury securities and
  obligations of U.S. government
  agencies and corporations           $   135,461    $        501    $      1,505    $   134,457
 Obligations of U.S. states and
  political subdivisions                2,066,456          37,893          76,346      2,028,003
 Corporate securities                     877,803           1,642          30,390        849,055
 Mortgage-backed securities               337,387           2,318           1,921        337,784
 Foreign government securities            250,644          11,932             444        262,132
 Foreign corporate securities             272,874           4,491           3,518        273,847
                                      -----------    ------------    ------------    -----------
Total fixed maturities                $ 3,940,625    $     58,777    $    114,124    $ 3,885,278
                                      ===========    ============    ============    ===========
Equity securities                     $    50,224    $     41,555    $      1,086    $    90,693
                                      ===========    ============    ============    ===========

The amortized cost and market value of fixed maturities are shown in the following table by contractual maturity. Mortgage-backed securities generally are more likely to be prepaid than other fixed maturities. As the stated maturity of such securities may not be indicative of actual maturities, the total for mortgage-backed securities is shown separately.

                                                    December 31, 2000,
                                                ---------------------------
                                                 Amortized         Market
(dollar values in thousands)                       Cost            Value
                                                -----------     -----------
Fixed maturities - available for sale
   Due in one year or less                      $   116,688     $   115,903
   Due after one year through five years            832,548         854,847
   Due after five years through ten years         1,654,457       1,688,291
   Due after ten years                            1,446,335       1,471,705
   Mortgage-backed securities                       799,651         821,147
                                                -----------     -----------
Total                                           $ 4,849,679     $ 4,951,893
                                                ===========     ===========

Proceeds from sales of fixed maturity investments during 2000, 1999 and 1998 were $764.4 million, $665.9 million and $373.3 million, respectively. Gross gains of $9.3 million, $0.9 million and $6.3 million, and gross losses of $27.8 million, $28.5 million and $6.6 million were realized on those sales during 2000, 1999 and 1998, respectively.

The changes in net unrealized gains (losses) of investments of the Company (including unrealized gains and losses on fixed maturities not reflected in shareholders' equity) are derived from the following sources:

                                                Years Ended December 31,
                                         --------------------------------------
(dollar values in thousands)                2000          1999          1998
                                         ----------    ----------    ----------
Increase (decrease) during the
 period between the market value
 and cost of investments carried
 at market value, and deferred
 tax thereon:
  Equity securities                      $  (26,318)   $  (14,018)   $   16,212
  Fixed maturities                          157,560      (304,872)       41,034
  Other invested assets                          24           (42)           -
  Deferred taxes                            (40,288)      111,626       (20,036)
                                         ----------    ----------    ----------
Increase (decrease) in unrealized
 appreciation, net of deferred
 taxes, included in shareholders'
 equity                                  $   90,978    $ (207,306)   $   37,210
                                         ==========    ==========    ==========


The components of net investment income are presented in the table below:

                                           Years Ended December 31,
                                    --------------------------------------
(dollar values in thousands)           2000          1999          1998
                                    ----------    ----------    ----------
Fixed maturities                    $  302,094    $  256,067    $  249,382
Equity securities                        1,198         3,796         4,601
Short-term investments                   9,968         3,702         2,849
Other interest income                    3,145         1,652         3,273
                                    ----------    ----------    ----------
Total gross investment income          316,405       265,217       260,105
                                    ----------    ----------    ----------
Interest on funds held                  11,316         9,133        11,983
Other investment expenses                3,596         3,085         3,213
                                    ----------    ----------    ----------
Total investment expenses               14,912        12,128        15,196
                                    ----------    ----------    ----------
Total net investment income         $  301,493    $  252,999    $  244,909
                                    ==========    ==========    ==========

The components of realized capital gains (losses) are presented in the table below:

                                           Years Ended December 31,
                                    --------------------------------------
(dollar values in thousands)           2000          1999          1998
                                    ----------    ----------    ----------
Fixed maturities                    $  (18,402)   $  (27,615)   $     (287)
Equity securities                       19,261        10,836          (455)
Short-term investments                     (52)           19           (23)
                                    ----------    ----------    ----------
Total                               $      807    $  (16,760)   $     (765)
                                    ==========    ==========    ==========

Securities with a carrying value amount of $255.9 million at December 31, 2000 were on deposit with various state or governmental insurance departments in compliance with insurance laws.

3.  RESERVE FOR LOSSES AND LAE

Activity in the reserve for losses and LAE is summarized as follows:

                                            Years Ended December 31,
                                    -----------------------------------------
(dollar values in thousands)           2000           1999           1998
                                    -----------    -----------    -----------
Reserves at January 1               $ 3,646,992    $ 3,800,041    $ 3,437,818
 Less reinsurance recoverables          727,780        915,741        688,694
                                    -----------    -----------    -----------
 Net balance at January 1             2,919,212      2,884,300      2,749,124
                                    -----------    -----------    -----------
Incurred related to:
 Current year                           876,829        806,930        752,349
 Prior years                              7,787        (35,360)        26,055
                                    -----------    -----------    -----------
  Total incurred losses and LAE         884,616        771,570        778,404
                                    -----------    -----------    -----------
Paid related to:
 Current year  (1)                     (166,955)       252,407        192,404
 Prior years                            673,429        484,251        450,824
                                    -----------    -----------    -----------
  Total paid losses and LAE             506,474        736,658        643,228
                                    -----------    -----------    -----------
Net balance at December 31            3,297,354      2,919,212      2,884,300
 Plus reinsurance recoverables          488,824        727,780        915,741
                                    -----------    -----------    -----------
  Balance at December 31            $ 3,786,178    $ 3,646,992    $ 3,800,041
                                    ===========    ===========    ===========

-----------
(1) Current year paid losses for 2000 are net of ($483,789) resulting from the acquisition of Mt. McKinley.

Prior year incurred losses increased by $7.8 million in 2000, decreased by $35.4 million in 1999 and increased by $26.1 million in 1998. These changes were the result of normal reserve development inherent in the uncertainty in establishing loss and LAE reserves, as well as the impact of foreign exchange rate fluctuations on loss reserves and, for 1999 and 1998, changes in the Company's coinsurance in connection with stop loss reinsurance protection provided by Mt. McKinley at the time of the Company's IPO of ($6.0) million and $17.1 million, respectively. Although coverage remains under this reinsurance, the acquisition of Mt. McKinley causes the financial impact of any cessions under this reinsurance to eliminate in consolidation. See also Note 8.


4.  CREDIT LINE

On December 21, 1999, Holdings entered into a three-year senior revolving credit facility with a syndicate of lenders (the "Credit Facility"). First Union National Bank is the administrative agent for the Credit Facility. The Credit Facility will be used for liquidity and general corporate purposes and to refinance existing debt under Holdings' prior credit facility, which has been terminated. The Credit Facility provides for the borrowing of up to $150.0 million with interest at a rate selected by the Company equal to either (1) the Base Rate (as defined below) or (2) an adjusted London InterBank Offered Rate ("LIBOR") plus a margin. The Base Rate is the higher of the rate of interest established by First Union National Bank from time to time as its prime rate or the Federal Funds rate plus 0.5% per annum. On December 18, 2000, the Credit Facility was amended to extend the borrowing limit to $235.0 million for a period of 120 days, at which time the limit reverts back to $150.0 million. The amount of margin and the fees payable for the Credit Facility depend upon Holdings' senior unsecured debt rating. Group has guaranteed all of Holdings' obligations under the Credit Facility.

The Credit Facility agreement requires the Company to maintain a debt to capital ratio of not greater than 0.35 to 1, Holdings to maintain a minimum interest coverage ratio of 2.5 to 1 and Everest Re to maintain statutory surplus at $850.0 million plus 25% of future aggregate net income and 25% of future aggregate capital contributions. The Company was in compliance with these requirements at December 31, 2000.

As of December 31, 2000 and 1999, Holdings had outstanding borrowings of $235.0 million and $59.0 million, respectively. Interest expense incurred in connection with these borrowings was $8.5, $1.5 million and $0.0 million for the periods ending December 31, 2000, December 31, 1999 and December 31, 1998, respectively.

5.  SENIOR NOTES

On March 14, 2000, Holdings completed public offerings of $200.0 million principal amount of 8.75% senior notes due March 15, 2010 and $250.0 million principal amount of 8.5% senior notes due March 15, 2005. During 2000, the net proceeds of these offerings and additional funds were distributed by Holdings to Group. Approximately $250.0 million of the distributions were used by Group to capitalize Bermuda Re. Interest expense incurred in connection with these senior notes was $30.9 million at December 31, 2000.

6.  OPERATING LEASE AGREEMENTS

The future minimum rental commitments, exclusive of cost escalation clauses, at December 31, 2000 for all of the Company's operating leases with remaining non-cancelable terms in excess of one year are as follows:

                                      ----------------------------
                                      (dollar values in thousands)
                                      ----------------------------
2001                                                       $ 4,854
2002                                                         4,647
2003                                                         4,276
2004                                                         4,250
2005                                                         4,035
Thereafter                                                  19,498
                                      ----------------------------
Total payments                                              41,560
Sublease income                                                202
                                      ----------------------------
Net commitments                                            $41,358
                                      ============================

All of these leases, the expiration terms of which range from 2001 to 2010, are for the rental of office space. Rental expense, net of sublease rental income, was $4.5 million, $4.2 million and $5.3 million for 2000, 1999 and 1998, respectively.

7.  INCOME TAXES

Under current Bermuda law, no income or capital gains taxes are imposed on Group and its Bermuda subsidiaries. The Minister of Finance of Bermuda has also assured Group and its Bermuda subsidiaries that, pursuant to
The Exempted Undertakings Tax Protection Act of 1966, they will be exempt until 2016 from any such taxes imposed in the future.

In Barbados, Group is registered as an external company and licensed as an international business company. This provides Group with certain tax benefits, including a preferred rate of corporation tax on profits and gains in Barbados and exemption from withholding tax on dividend payments. No tax is imposed on capital gains.

With the exception of Group and its Bermuda subsidiaries, all the income of the U.S. subsidiaries is subject to the applicable federal, state, and local taxes on corporations. The provision for federal income taxes in the consolidated statement of income has been calculated based on the individual income of each subsidiary. It reflects the permanent differences between financial and taxable income relevant to each subsidiary. The significant components of the provision are as follows:

                                            Years Ended December 31,
                                       -----------------------------------
(dollar values in thousands)             2000         1999         1998
                                       ---------    ---------    ---------
Current tax:
 U.S.                                  $  62,941    $  53,076    $  44,341
 Foreign                                    (289)       2,615        8,854
                                       ---------    ---------    ---------
 Total current tax                        62,652       55,691       53,195
Total deferred U.S. tax (benefit)        (17,290)     (17,170)      (5,716)
                                       ---------    ---------    ---------
 Total income tax                      $  45,362    $  38,521    $  47,479
                                       =========    =========    =========

Because Group and certain subsidiaries are not expected to be subject to U.S. tax, and some other subsidiaries derive tax-preferenced income, the effective tax rate for the Company's U.S. operations is less than the statutory U.S. federal tax rate. A reconciliation of this rate to the Company's effective tax rate is as follows:

                                           Years Ended December 31,
                                       --------------------------------
                                         2000        1999        1998
                                       --------    --------    --------
Federal income tax rate                    35.0%       35.0%       35.0%
Increase (reduction) in taxes
 resulting from:
 Tax preferenced income                   (12.9)      (17.5)      (14.8)
 Income not subject to U.S. tax            (4.4)        -           -
 Other, net                                 1.8         2.1         2.1
                                       --------    --------    --------
 Effective tax rate                        19.5%       19.6%       22.3%
                                       ========    ========    ========

Deferred income taxes reflect the tax effect of the temporary differences between the value of assets and liabilities for financial statement purposes and such values as measured by the U.S. tax laws and regulations. The principal items making up the net deferred income tax asset are as follows:

                                                 December 31,
                                           -------------------------
(dollar values in thousands)                  2000           1999
                                           ----------     ----------
Deferred tax assets:
 Reserve for losses and LAE                $  188,364     $  189,640
 Unearned premium reserve                      24,007         20,929
 Foreign currency translation                   4,670          3,899
 Net operating loss carryforward               22,514          1,976
 Other assets                                   2,360          8,833
 Net unrealized depreciation
  of investments                                   -           5,222
                                           ----------     ----------
Total deferred tax assets                     241,915        230,499
                                           ----------     ----------

Deferred tax liabilities:
 Deferred acquisition costs                    32,367         28,949
 Net unrealized appreciation
  of investments                               35,066             -
 Other liabilities                                 -          13,224
                                           ----------     ----------
Total deferred tax liabilities                 67,433         42,173
                                           ----------     ----------
Net deferred tax assets                    $  174,482     $  188,326
                                           ==========     ==========

The Company's U.S. subsidiaries have total net operating loss carryforwards of $64.3 million that expire during years 2001-2021. Management believes that it is more likely than not that the Company will realize the benefits of its net deferred tax assets and, accordingly, no valuation allowance has been recorded for the periods presented.

Shareholder's equity at December 31, 2000 reflects tax benefits of $2.2 million related to compensation expense deductions for stock options exercised.

8.  REINSURANCE

The Company utilizes reinsurance agreements to reduce its exposure to large claims and catastrophic loss occurrences. These agreements provide for recovery from reinsurers of a portion of losses and loss expenses under certain circumstances without relieving the insurer of its obligation to the policyholder. Losses and LAE incurred and earned premiums are after deduction for reinsurance. In the event reinsurers were unable to meet their obligations under reinsurance agreements, the Company would not be able to realize the full value of the reinsurance recoverable balances. The Company may hold partial collateral, including letters of credit, under these agreements and has never suffered a material loss because of a reinsurer's default. See also Note 1(C).

The Company purchases corporate level retrocessions covering the potential accumulation of all exposures. For 1999, the Company purchased an accident year aggregate excess of loss retrocession agreement from London Life and Casualty Reinsurance Corp. ("London Life") which provided up to $175.0 million of coverage if Everest Re's consolidated statutory basis accident year loss ratio exceeded a loss ratio attachment point provided in the contract for the 1999 accident year. During 2000, the Company ceded $70.0 million of losses to London Life, reducing the limit available under the contract to $105.0 million.

Written and earned premiums are comprised of the following:

                                            Years Ended December 31,
                                  --------------------------------------------
(dollar values in thousands)          2000            1999            1998
                                  ------------    ------------    ------------
Written premium:
 Direct                           $    224,606    $     70,473    $     78,976
 Assumed                             1,161,004       1,071,344         966,914
 Ceded                                (166,704)        (46,248)        (29,291)
                                  ------------    ------------    ------------
 Net written premium              $  1,218,906    $  1,095,569    $  1,016,599
                                  ============    ============    ============
Earned premium
 Direct                           $    139,413    $     73,822    $     75,017
 Assumed                             1,156,297       1,042,921       1,022,611
 Ceded                                (121,527)        (45,292)        (29,618)
                                  ------------    ------------    ------------
 Net earned premium               $  1,174,183    $  1,071,451    $  1,068,010
                                  ============    ============    ============

The amounts deducted from losses and LAE incurred for net reinsurance recoveries were $161.6 million, $7.4 million and $357.4 million for the years ended December 31, 2000, 1999 and 1998, respectively. The net reinsurance recoveries for 1999 and 1998 were impacted by cessions to stop loss reinsurance provided by Mt. McKinley at the time of the Company's IPO.

9.  COMPREHENSIVE INCOME

The components of comprehensive income for the periods ending December 31, 2000, 1999 and 1998 are shown in the following table:

(dollar values in thousands)              2000          1999          1998
                                       ----------    ----------    ----------
Net income                             $  186,380    $  158,061    $  165,197
                                       ----------    ----------    ----------
Other comprehensive income,
 before tax:
 Foreign currency translation
  adjustments                              (2,202)        7,824        (6,304)
 Unrealized gains (losses) on
  securities arising during
  the period                              131,822      (302,172)       58,012
 Less: reclassification adjustment
  for realized (gains) losses
  included in net income                     (807)       16,760           765
                                       ----------    ----------    ----------
Other comprehensive income
 (loss), before tax                       128,813      (311,108)       50,943
                                       ----------    ----------    ----------

Income tax expense (benefit)
 related to items of other
 comprehensive income:
 Tax (benefit) expense from
  foreign currency translation               (771)        2,737        (2,292)
 Tax expense (benefit) from
  unrealized gains (losses)
  arising during the period                40,319      (105,760)       20,304
 Tax expense (benefit) from
  realized gains (losses)
  included in net income                      282        (5,866)         (268)
                                       ----------    ----------    ----------
Income tax expense (benefit)
 related to items of other
 comprehensive income:                     39,266      (108,889)       17,744

Other comprehensive income
 (loss), net of tax                        89,547      (202,219)       33,199
                                       ----------    ----------    ----------
Comprehensive income (loss)            $  275,927    $  (44,158)   $  198,396
                                       ==========    ==========    ==========


The following table shows the components of the change in accumulated other comprehensive income for the years ending December 31, 2000 and 1999.

(dollar values in thousands)                 2000                       1999
                                    -------------------------------------------------
Beginning balance of
 accumulated other
 comprehensive income                            $  (16,701)                $ 185,518
                                                 ----------                 ---------
Beginning balance of
 foreign currency
 translation adjustment             $  (7,003)                 $ (12,090)
Current period change in
 foreign currency
 translation adjustments               (1,431)       (1,431)       5,087        5,087
                                    ---------    ----------    ---------    ---------
Ending balance of foreign
 currency translation
 adjustments                           (8,434)                    (7,003)
                                    ---------                  ---------
Beginning balance of
 unrealized gains on
 securities                            (9,698)                   197,608
Current period change in
 unrealized gains on
 securities                            90,978        90,978     (207,306)    (207,306)
                                    ---------    ----------    ---------    ---------
Ending balance of unrealized
 gains on securities                   81,280                     (9,698)
                                    ---------                  ---------
Current period change in
 accumulated other
 comprehensive income                                89,547                  (202,219)
                                                 ----------                 ---------
Ending balance of accumulated
 other comprehensive income                      $   72,846                 $ (16,701)
                                                 ==========                 =========

10. EMPLOYEE BENEFIT PLANS

The Company maintains both a qualified and non-qualified defined benefit pension plan for its U.S. employees. Generally, the Company computes the benefits based on average earnings over a period prescribed by the plans and credited length of service. The Company has not been required to fund contributions to its qualified defined benefit pension plan for the years ended December 31, 2000 and 1999 because the Company's qualified plan was subject to the full funding limitation under the Internal Revenue Service guidelines. The Company's non-qualified defined benefit pension plan, effective October 1995, provides compensating pension benefits for participants whose benefits have been curtailed under the qualified plan due to Internal Revenue Code limitations. Pension expense for the Company's plans for the years ended December 31, 2000, 1999 and 1998 were $1.0 million, $1.5 million and $1.6 million, respectively.

The following table summarizes the status of these plans:

                                                      Years Ended December 31,
                                                    ----------------------------
(dollar values in thousands)                            2000            1999
                                                    ------------    ------------
Change in projected benefit obligation:
 Benefit obligation at beginning of year            $     22,060    $     22,095
 Service cost                                              1,351           1,476
 Interest cost                                             1,628           1,532
 Actuarial gain                                             (252)            677
 Change in discount rate                                      -           (3,576)
 Benefits paid                                              (215)           (144)
                                                    ------------    ------------
 Benefit obligation at end of year                        24,572          22,060
                                                    ------------    ------------
Change in plan assets:
 Fair value of plan assets at beginning of year           21,375          18,132
 Actual return on plan assets                               (960)          2,475
 Actual contributions during the year                         -              912
 Benefits paid                                              (215)           (144)
                                                    ------------    ------------
 Fair value of plan assets at end of year                 20,200          21,375
                                                    ------------    ------------
 Funded status                                            (4,372)           (685)
 Unrecognized prior service cost                           1,034           1,181
 Unrecognized net (gain)                                  (1,820)         (4,669)
 Additional liability                                         -              (39)
                                                    ------------    ------------
 (Accrued) pension cost                             $     (5,158)   $     (4,212)
                                                    ============    ============

Plan assets are comprised of shares in investment trusts with approximately 63% and 37% of the underlying assets consisting of equity securities and fixed maturities, respectively.

Net periodic pension cost included the following components:

                                            Years Ended December 31,
                                       ----------------------------------
(dollar values in thousands)             2000         1999         1998
                                       --------     --------     --------
Service cost                           $  1,351     $  1,476     $  2,001
Interest cost                             1,628        1,532        1,178
Expected return on assets                (1,915)      (1,625)      (1,560)
Amortization of net loss
 (gain) from earlier periods               (225)           6          (54)
Amortization of unrecognized
 prior service cost                         147          147           -
                                       --------     --------     --------
Net periodic pension cost              $    986     $  1,536     $  1,565
                                       ========     ========     ========

The weighted average discount rates used to determine the actuarial present value of the projected benefit obligation for 2000, 1999 and 1998 are 7.5%, 7.5% and 6.75%, respectively. The rate of compensation increase used to determine the actuarial present value of the projected benefit obligation for 2000, 1999 and 1998 is 4.50%. The expected long-term rate of return on plan assets for 2000, 1999 and 1998 is 9.0%.

The Company also maintains both qualified and non-qualified defined contribution plans ("Savings Plan" and "Non-Qualified Savings Plan", respectively) covering U.S. employees. Under the plans, the Company contributes up to a maximum 3% of the participants' compensation based on the contribution percentage of the employee. The Non-Qualified Savings Plan provides compensating savings plan benefits for participants whose benefits have been curtailed under the Savings Plan due to Internal Revenue Code limitations. The Company's incurred expenses related to these plans were $0.6 million, $0.6 million and $0.5 million for 2000, 1999 and 1998, respectively.

In addition, the Company maintains several defined contribution pension plans covering non-U.S. employees. Each non-U.S. office (Canada, London, Belgium, Hong Kong, Singapore and Bermuda) maintains a separate plan for the non-U.S. employees working in that location. The Company contributes various amounts based on salary, age, and/or years of service. The contributions as a percentage of salary for the branch offices range from 2% to 12%. The contributions are generally used to purchase pension benefits from local insurance providers. The Company's incurred expenses related to these plans were $0.3 million, $0.3 million and $0.3 million for 2000, 1999 and 1998, respectively.

During 1998, the Company entered into a change of control agreement with the Chief Executive Officer and adopted a Senior Executive Change of Control Plan, which will provide benefits to certain officers in the event of a change in control of the Company.

11. DIVIDEND RESTRICTIONS AND STATUTORY FINANCIAL INFORMATION

A.  Dividend Restrictions

Under Bermuda law, Group is prohibited from declaring or paying a dividend if such payment would reduce the realizable value of its assets to an amount less than the aggregate value of its liabilities and its issued share capital and share premium (additional paid-in capital) accounts. Group's ability to pay dividends and its operating expenses is dependent upon dividends from its subsidiaries. The payment of such dividends by insurer subsidiaries is limited under Bermuda law and the laws of the various U.S. states in which Group's insurance and reinsurance subsidiaries are licensed to transact business. The limitations are generally based upon net income and compliance with applicable policyholders' surplus or minimum solvency margin and liquidity ratio requirements as determined in accordance with the relevant statutory accounting practices.

Under Bermuda law, Bermuda Re is unable to declare or pay a dividend if it fails to meet its minimum solvency margin or minimum liquidity ratio, or if after payment of the dividend, it fails to meet its minimum solvency margin or minimum liquidity ratio. As a long-term insurer, Bermuda Re is also unable to declare or pay a dividend to anyone who is not a policyholder unless, after payment of the dividend, the value of the assets in its long-term business fund, as certified by its approved actuary, exceeds its liabilities for long-term business by at least the $250,000 minimum solvency margin. Prior approval of the Bermuda Minister of Finance is required if Bermuda Re's dividend payments would reduce its prior year-end total statutory capital by 15.0% or more. At December 31, 2000, Bermuda Re exceeded all requirements by a significant amount.

Delaware law provides that an insurance company which is either an insurance holding company or a member of an insurance holding system and is domiciled in the state shall not pay dividends without giving prior notice to the Insurance Commissioner of Delaware and may not pay dividends without the approval of the Insurance Commissioner if the value of the proposed dividend, together with all other dividends and distributions made in the preceding twelve months, exceeds the greater of (1) 10% of statutory surplus or (2) net income, not including realized capital gains, each as reported in the prior year's statutory annual statement. In addition, no dividend may be paid in excess of unassigned earned surplus. At December 31, 2000, Everest Re had $165.1 million available for payment of dividends in 2001 without prior regulatory approval, of which $100.0 million was paid in January 2001.

B.  Statutory Financial Information

Everest Re prepares its statutory financial statements in accordance with accounting practices prescribed or permitted by the National Association of Insurance Commissioners ("NAIC") and the Delaware Insurance Department.
Prescribed statutory accounting practices are set forth in a variety of publications of the NAIC, as well as state laws, regulations, and general administrative rules. The capital and statutory surplus of Everest Re was $1,272.7 million (unaudited) and $1,147.6 million at December 31, 2000 and 1999, respectively. The statutory net income of Everest Re was $165.3 million (unaudited), $149.9 million and $176.7 million for the years ended December 31, 2000, 1999 and 1998, respectively.

Bermuda Re prepares its statutory financial statements in conformity with the accounting principles set forth in Bermuda in The Insurance Act 1978, amendments thereto and Related Regulations. The statutory capital and surplus of Bermuda Re was $272.7 million (unaudited) at December 31, 2000. The statutory net income of Bermuda Re was $21.2 million (unaudited) for the year ended December 31, 2000.

C.  Codification

The Company's U.S. insurance subsidiaries file statutory-basis financial statements with the state departments of insurance in the states in which the subsidiary is licensed. On January 1, 2001, significant changes to the statutory-basis of accounting became effective. The cumulative effect of these changes will be recorded as a direct adjustment to statutory surplus. Management has not quantified the effects of codification as of December 31, 2000, but believes that it will not have a material impact on the Company's U.S. operating subsidiaries' statutory surplus.

12. CONTINGENCIES

The Company continues to receive claims under expired contracts that assert alleged injuries and/or damages relating to or resulting from toxic torts, toxic waste and other hazardous substances, such as asbestos. The Company's asbestos claims typically involve liability or potential liability for bodily injury from exposure to asbestos or for property damage resulting from asbestos or products containing asbestos. The Company's environmental claims typically involve potential liability for (1) the mitigation or remediation of environmental contamination or (2) bodily injury or property damages caused by the release of hazardous substances into the land, air or water.

The Company's reserves include an estimate of the Company's ultimate liability for asbestos and environmental claims for which ultimate value cannot be estimated using traditional reserving techniques. There are significant uncertainties in estimating the amount of the Company's potential losses from asbestos and environmental claims. Among the complications are: (1) potentially long waiting periods between exposure and manifestation of any bodily injury or property damage; (2) difficulty in identifying sources of asbestos or environmental contamination; (3) difficulty in properly allocating responsibility and/or liability for asbestos or environmental damage; (4)
changes in underlying laws and judicial interpretation of those laws; (5) potential for an asbestos or environmental claim to involve many insurance providers over many policy periods; (6) long reporting delays, both from insureds to insurance companies and ceding companies to reinsurers; (7) historical data concerning asbestos and environmental losses, which is more limited than historical information on other types of casualty claims; (8) questions concerning interpretation and application of insurance and reinsurance coverage; and (9) uncertainty regarding the number and identity of insureds with potential asbestos or environmental exposure.

Management believes that these factors continue to render reserves for asbestos and environmental losses significantly less subject to traditional actuarial methods than are reserves on other types of losses. Given these uncertainties, management believes that no meaningful range for such ultimate losses can be established. The Company establishes reserves to the extent that, in the judgment of management, the facts and prevailing law reflect an exposure for the Company or its ceding company. Due to the uncertainties discussed above, the ultimate losses may vary materially from current loss reserves and could have a material adverse effect on the Company's future financial condition, results of operations and cash flows. See also Note 8.

The  following   table  shows  the   development  of  prior  year  asbestos  and
environmental reserves on both a gross and net of retrocessional basis for the years ended:

(dollar values in thousands)           2000           1999           1998
                                    ----------     ----------     ----------
Gross basis
Beginning of reserves               $  614,236     $  660,793     $  446,132
Incurred losses                         (5,852)         3,690        249,597
Paid losses                             85,320        (50,247)       (34,936)
                                    ----------     ----------     ----------
End of period reserves              $  693,704     $  614,236     $  660,793
                                    ==========     ==========     ==========

Net basis
Beginning of reserves               $  365,069       $263,542     $  212,376
Incurred losses  (1)                    (5,800)            -          15,385
Paid losses  (2) (3)                   269,266        101,527         35,781
                                    ----------     ----------     ----------
End of period reserves              $  628,535     $  365,069     $  263,542
                                    ==========     ==========     ==========

(1) Net of $0.0 million, $0.0 million and $138.5 million ceded in 2000, 1999 and 1998, respectively, under the incurred loss reimbursement feature of the stop loss reinsurance protection provided by Mt. McKinley at the time of the Company's IPO.

(2) Net of $0.0 million, $118.8 million and $39.7 million ceded paid losses in 2000, 1999 and 1998, respectively, under the stop loss reinsurance protection provided by Mt. McKinley at the time of the Company's IPO.

(3) Net paid losses for 2000 are net of $311.3 million, reflecting the establishment of Mt. McKinley's reserves at the acquisition date. Net paid losses, excluding the impact of the Mt. McKinley acquisition transaction, were ($42.3) million.

At December 31, 2000, the gross reserves for asbestos and environmental losses were comprised of $106.8 million representing case reserves reported by ceding companies, $74.0 million representing additional case reserves established by Everest Re on assumed reinsurance claims, $51.0 million representing case reserves established by Everest Re on direct excess insurance claims, $67.3 million representing case reserves resulting from the acquisition of Mt. McKinley and $394.6 million representing IBNR reserves.

The Company is also named in various legal proceedings incidental to its normal business activities. In the opinion of the Company, none of these proceedings would have a material adverse effect upon the financial condition, results of operations or cash flows of the Company.

The Prudential sells annuities which are purchased by property and casualty insurance companies to settle certain types of claim liabilities. In 1993 and prior, Everest Re, for a fee, accepted the claim payment obligation of the property and casualty insurer, and, concurrently, became the owner of the annuity or assignee of the annuity proceeds. In these circumstances, Everest Re would be liable if The Prudential were unable to make the annuity payments. The estimated cost to replace all such annuities for which Everest Re was contingently liable at December 31, 2000 and 1999 was $148.7 million and $146.2 million, respectively.

Everest Re has purchased annuities from an unaffiliated life insurance company to settle certain claim liabilities of Everest Re. Should the life insurance company become unable to make the annuity payments, Everest Re would be liable. The estimated cost to replace such annuities at December 31, 2000 and 1999 was $12.6 million and $11.7 million, respectively.

13. STOCK BASED COMPENSATION PLANS

The Company has in place its 1995 Stock Incentive Plan for key employees (the "1995 Employee Plan"), its 1995 Stock Option Plan for Non-Employee Directors (the "1995 Director Plan") and Board actions in 2000 and 1999 which award options to non-employee directors. The Company applies APB Opinion 25 and related interpretations in accounting for these plans and Board actions. Accordingly, no compensation expense has been recognized in the accompanying consolidated financial statements in respect of stock options granted under these plans and Board actions.

Under the 1995 Employee Plan, a total of 3,949,000 common shares have been authorized to be granted as stock options, stock awards or restricted stock awards to officers and key employees of the Company. At December 31, 2000, there were 1,079,611 remaining shares available to be granted. Under the 1995 Director Plan, a total of 50,000 common shares have been authorized to be granted as stock options to non-employee directors of the Company. At December 31, 2000, there were 38,145 remaining shares available to be granted. Under Board actions in 2000 and 1999, a total of 30,000 and 26,000 common shares have been granted as stock options to non-employee directors of the Company in 2000 and 1999, respectively. Options granted under the 1995 Employee Plan vest at 20% per year over five years, options granted under the 1995 Director Plan vest at 50% per year over two years and options granted under the 2000 and 1999 Board actions vest at 33% per year over three years. All options are exercisable at fair market value of the stock at the date of grant and expire ten years after the date of grant. Restricted stock granted under the 1995 Employee Plan vests, beginning one year after the date of grant, in equal annual installments over five years.

A summary of the status of the Company's stock options as of December 31, 2000, 1999 and 1998 and changes during the years then ended is presented below:


                                     2000                      1999                      1998
                            -----------------------   -----------------------   -----------------------
                                          Weighted-                 Weighted-                 Weighted-
                                           Average                   Average                   Average
                                          Exercise                  Exercise                  Exercise
                              Shares        Price       Shares        Price       Shares        Price
                            ----------   ----------   ----------   ----------   ----------   ----------
Outstanding,
 beginning of year           1,654,099   $    30.50    1,307,099   $    30.35      999,020   $    26.39
Granted                        469,300        26.59      390,500        30.63      429,750        37.57
Exercised                      218,250        23.32       17,400        18.24       34,436        17.74
Forfeited                       43,400        32.61       26,100        32.54       87,235        25.58
                            ----------                ----------                ----------
Outstanding, end
 of year                     1,861,749   $    30.31    1,654,099   $    30.50    1,307,099   $    30.35
                            ----------                ----------                ----------
Options exercisable
 at year-end                   705,783                   603,299                   365,189
                            ==========                ==========                ==========
Weighted-average fair
 value of options
 granted during the
 year                                    $    13.78                $    13.66                $    17.21
                                         ==========                ==========                ==========

The following table summarizes information about stock options outstanding at December 31, 2000:

                                                                                 Options
                                  Options Outstanding                          Exercisable
                     ------------------------------------------------------------------------------
                                      Weighted-
                        Number         Average          Weighted-        Number        Weighted-
Range of             Outstanding      Remaining          Average       Exercisable      Average
Exercise Prices      at 12/31/00   Contractual Life   Exercise Price   at 12/31/00   Exercise Price
----------------     -----------   ----------------   --------------   -----------   --------------
$12.99 to $19.49         174,200         4.7          $        16.75       174,200   $        16.75
$19.49 to $25.99         622,999         8.0          $        24.85       158,899   $        23.74
$25.99 to $32.48         365,500         8.2          $        30.58        68,784   $        30.63
$32.48 to $38.98         410,050         7.7          $        37.41       146,300   $        37.58
$38.98 to $45.48         274,000         6.7          $        39.16       157,600   $        39.16
$45.48 to $51.98          10,000         9.7          $        46.09            -                -
$51.98 to $64.97           5,000         9.9          $        64.97            -                -
                     -----------                      --------------   -----------   --------------
                       1,861,749         7.5          $        30.31       705,783   $        29.00
                     ===========                      ==============   ===========   ==============

Since its 1995 initial public offering, the Company has issued to certain key employees of the Company restricted shares of stock. Upon issuance of restricted shares, unearned compensation is charged to shareholders' equity for the cost of the restricted stock and is amortized over the vesting period. The amount of earned compensation recognized as expense with respect to restricted stock awards was $69,684, $131,667 and $98,505 for 2000, 1999 and 1998, respectively.
In 1998, 10,460 restricted shares were forfeited. The Company acquired 1,825 shares, 1,047 shares and 1,680 common shares at a cost of $86,042, $28,989 and $57,641 in 2000, 1999 and 1998, respectively, from employees who chose to pay required withholding taxes with shares exercised under the stock option grants. There were no such transactions in 2000. Also in 2000, the Company recorded contributions of paid in capital in the amount of $2.2 million representing the tax benefits attributable to the difference between the amount of compensation expense deductible for tax purposes with respect to the stock awards and the amount of such compensation expense reflected in the Company's financial statements.

Had the compensation cost for the Company's stock based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

(dollar values in thousands
 except per share amounts)                         2000         1999         1998
                                                 ---------    ---------    ---------
Net Income                        As reported    $ 186,380    $ 158,061    $ 165,197
                                  Pro forma      $ 181,558    $ 153,768    $ 162,768
Earnings per share - basic        As reported    $    4.06    $    3.26    $    3.28
                                  Pro forma      $    3.96    $    3.17    $    3.23
Earnings per share - diluted      As reported    $    4.02    $    3.25    $    3.26
                                  Pro forma      $    3.92    $    3.16    $    3.21

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: (i) dividend yields ranging from 0.5% to 0.9%, (ii) expected volatility ranging from 32.9% to 45.8%, (iii) risk-free interest rates ranging from a low of 4.7% to a high of 7.0%, and (iv) expected life of 7.5 years.

In addition to the 1995 Employee Plan and 1995 Director Plan, Holdings issued 1,780 shares of treasury stock and Group issued 3,732 common shares in 2000, Holdings issued 5,260 and 4,537 shares of treasury stock in 1999 and 1998, respectively, having an aggregate value of $179,500, $160,000 and $179,135 to its non-employee directors as compensation for their service as directors in 2000, 1999 and 1998, respectively.

14. RELATED-PARTY TRANSACTIONS

During the normal course of business, the Company, through its affiliates, engages in arm's-length reinsurance and brokerage and commission business transactions with companies controlled by or affiliated with its outside directors. These transactions are immaterial to the Company's financial condition, results of operations and cash flows.

15. SEGMENT REPORTING

During the quarter ended December 31, 2000, the Company's management realigned its operating segments to better reflect the way that management monitors and evaluates the Company's financial performance. The Company has restated all information for prior years to conform to the new segment structure. The Company, through its subsidiaries, operates in five segments: U.S. Reinsurance, U.S. Insurance, Specialty Underwriting, International and Bermuda. The U.S. Reinsurance operation writes property and casualty treaty reinsurance through reinsurance brokers as well as directly with ceding companies within the United States, in addition to property, casualty and specialty facultative reinsurance through brokers and directly with ceding companies within the United States. The U.S. Insurance operation writes property and casualty insurance primarily through general agent relationships and surplus lines brokers within the United States. The Specialty Underwriting operation writes accident and health, marine, aviation and surety business within the United States and worldwide through brokers and directly with ceding companies. The International operation writes property and casualty reinsurance through the Company's branches in Belgium, London, Canada, and Singapore, in addition to foreign "home-office" business. The Bermuda operation writes property, casualty, life and annuity business through brokers and directly with ceding companies.

These segments are managed in a carefully coordinated fashion with strong elements of central control, including with respect to capital, investments and support operations. As a result, management monitors and evaluates the financial performance of these operating segments based upon their underwriting gain or loss ("underwriting results"). Underwriting results include earned premium less losses and LAE incurred, commission and brokerage expenses and other underwriting expenses. The accounting policies of the operating segments are the same as those described in Note 1, Summary of Significant Accounting Policies.

The Company does not maintain separate balance sheet data for each of its operating segments. Accordingly, the Company does not review and evaluate the financial results of its operating segments based upon balance sheet data.

The following tables present the relevant underwriting results for the operating segments for the three years ended December 31, 2000, 1999 and 1998.

                                U.S. REINSURANCE
--------------------------------------------------------------------------------
(dollar values in thousands)               2000           1999           1998
                                        ----------------------------------------
Earned premiums                         $  471,631     $  456,572     $  519,732
Incurred losses and loss
 adjustment expenses                       317,735        316,507        355,530
Commission and brokerage                    78,978        112,285        130,361
Other underwriting expenses                 17,039         18,270         18,703
                                        ----------------------------------------
Underwriting gain                       $   57,879     $    9,510     $   15,138
                                        ========================================

                                 U.S. INSURANCE
--------------------------------------------------------------------------------
(dollar values in thousands)               2000           1999           1998
                                        ----------------------------------------
Earned premiums                         $  101,576     $   57,791     $   65,493
Incurred losses and loss
 adjustment expenses                        70,277         41,077         47,758
Commission and brokerage                    25,487         15,702         16,637
Other underwriting expenses                 11,646          8,593          7,021
                                        ----------------------------------------
Underwriting (loss)                     $   (5,834)    $   (7,581)    $   (5,923)
                                        ========================================

                             SPECIALTY UNDERWRITING
--------------------------------------------------------------------------------
(dollar values in thousands)               2000           1999           1998
                                        ----------------------------------------
Earned premiums                         $  302,637     $  265,343     $  141,264
Incurred losses and loss
 adjustment expenses                       254,302        185,608        104,190
Commission and brokerage                    81,794         76,024         41,201
Other underwriting expenses                  6,253          4,702          5,343
                                        ----------------------------------------
Underwriting (loss)                     $  (39,712)    $     (991)    $   (9,470)
                                        ========================================

                                  INTERNATIONAL
--------------------------------------------------------------------------------
(dollar values in thousands)               2000           1999           1998
                                        ----------------------------------------
Earned premiums                         $  286,753     $  291,745     $  341,521
Incurred losses and loss
 adjustment expenses                       235,927        228,378        270,926
Commission and brokerage                    81,151         81,946         86,360
Other underwriting expenses                 13,798         14,892         16,422
                                        ----------------------------------------
Underwriting (loss)                     $  (44,123)    $  (33,471)    $  (32,187)
                                        ========================================

                               BERMUDA OPERATIONS
--------------------------------------------------------------------------------
(dollar values in thousands)               2000           1999           1998
                                        ----------------------------------------
Earned premiums                         $   11,586     $       -      $       -
Incurred losses and loss
 adjustment expenses                         6,375             -              -
Commission and brokerage                     5,037             -              -
Other underwriting expenses                    868             -              -
                                        ----------------------------------------
Underwriting (loss)                     $     (694)    $       -      $       -
                                        ========================================

The following table reconciles the underwriting results for the operating segments to income before tax as reported in the consolidated statements of operations and comprehensive income:

(dollar values in thousands)               2000           1999           1998
                                        ----------------------------------------
Underwriting (loss)                     $  (32,484)    $  (32,533)    $  (32,442)
Net investment income                      301,493        252,999        244,909
Realized gain (loss)                           807        (16,760)          (765)
Corporate expenses                          (2,029)        (4,604)        (2,072)
Interest expense                           (39,386)        (1,490)            -
Other income (expense)                       3,341         (1,030)         3,046
                                        ----------------------------------------
Income before taxes                     $  231,742     $  196,582     $  212,676
                                        ========================================

The Company writes premium in the United States, Bermuda and international markets. The revenues, net income and identifiable assets of the individual foreign countries in which the Company writes business are not material.

Approximately 12.8%, 17.9% and 17.0% of the Company's gross premiums written in 2000, 1999 and 1998, respectively, were sourced through the Company's largest intermediary.

16. SUBSEQUENT EVENT

During 2001, the Company paid down its credit facility borrowings by $123.0 million, bringing the total outstanding borrowings to $112.0 million from $235.0 million.

On January 18, 2001, Everest Re paid a $100.0 million dividend to Holdings.

17. UNAUDITED QUARTERLY FINANCIAL DATA

Summarized quarterly financial data were as follows:


(dollar values in thousands          1st         2nd         3rd         4th
 except per share amounts)         Quarter     Quarter     Quarter     Quarter
                                  ---------   ---------   ---------   ---------
2000 OPERATING DATA:
 Gross written premium            $ 304,252   $ 326,225   $ 355,550   $ 399,583
 Net written premium                287,535     295,130     302,041     334,200
 Earned premium                     266,184     285,780     291,191     331,028
 Net investment income               65,030      74,426      78,897      83,140
 Net realized capital gain
  (loss)                              7,819      (8,188)        (90)      1,266
 Total claims and
  underwriting expenses             273,723     292,969     298,654     343,350
 Net income                       $  48,558   $  38,729   $  47,687   $  51,406
                                  =========   =========   =========   =========

 Net income per common
  share - basic                   $    1.06   $    0.85   $    1.04   $    1.12
 Net income per common
  share - diluted                 $    1.06   $    0.84   $    1.03   $    1.10

1999 OPERATING DATA:
 Gross written premium            $ 253,896   $ 283,183   $ 299,535   $ 305,205
 Net written premium                242,504     271,430     290,359     291,276
 Earned premium                     234,135     275,419     285,480     276,417
 Net investment income               62,080      64,570      62,232      64,117
 Net realized capital
  (loss) gain                        (2,186)     (7,267)     (7,686)        379
 Total claims and
  underwriting expenses (1)         242,047     283,899     293,431     289,211
 Net income                       $  41,242   $  38,065   $  39,209   $  39,545
                                  =========   =========   =========   =========

 Net income per common
  share - basic                   $    0.83   $    0.78   $    0.81   $    0.84
 Net income per common
  share - diluted                 $    0.82   $    0.78   $    0.80   $    0.84


(1)  Fourth Quarter 1999 includes $2,798 of non-recurring restructure expenses.

                             EVEREST RE GROUP, LTD.

                      SCHEDULE I - SUMMARY OF INVESTMENTS -
                    OTHER THAN INVESTMENTS IN RELATED PARTIES
                                DECEMBER 31, 2000
                             (Dollars in thousands)

           COLUMN A                  COLUMN B       COLUMN C        COLUMN D
-----------------------------------------------------------------------------
                                                                    Amount
                                                                    Shown in
                                                      Market        Balance
                                       Cost           Value          Sheet
                                    -----------------------------------------
Fixed maturities-available
 for sale
 Bonds:
  U.S. government and government
   agencies                         $   133,053    $   137,830    $   137,830
  State, municipalities and
   political subdivisions             1,514,099      1,598,937      1,598,937
  Foreign government securities         212,668        229,618        229,618
  Foreign corporate securities          289,833        296,030        296,030
  Public utilities                      181,448        183,445        183,445
  All other corporate bonds           1,655,897      1,621,248      1,621,248
  Mortgage pass-through
   securities                           799,651        821,147        821,147
  Redeemable preferred stock             63,030         63,638         63,638
                                    -----------    -----------    -----------
Total fixed maturities-
 available for sale                   4,849,679      4,951,893      4,951,893
Equity securities                        22,340         36,491         36,491
Short-term investments                  398,542        398,542        398,542
Other invested assets                    29,230         29,211         29,211
Cash                                     76,823         76,823         76,823
                                    -----------    -----------    -----------
Total investments and cash          $ 5,376,614    $ 5,492,960    $ 5,492,960
                                    ===========    ===========    ===========


                             EVEREST RE GROUP, LTD.
       SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT (1)
                             CONDENSED BALANCE SHEET
               (Dollars in thousands, except par value per share)

                                             December 31,     December 31,
                                             ------------     ------------
                                                 2000             1999
                                             ------------     ------------
ASSETS
 Fixed maturities - available for
  sale, at market value (amortized
  cost: 2000, $203,932; 1999, $0)            $    204,348     $        -
 Short-term investments                            37,947              -
 Cash                                               1,124            4,231
 Investment in subsidiaries, at
  equity in the underlying net
  assets                                        1,337,336        1,385,054
 Accrued investment income                          2,846              -
 Receivable from affliate                              29           (1,920)
 Deferred tax asset                                   -              1,944
 Other assets                                         383              435
                                             ------------     ------------
Total assets                                 $  1,584,013     $  1,389,744
                                             ============     ============

LIABILITIES
 Revolving credit facility                   $        -       $     59,000
 Due to affiliates                                    587              -
 Other liabilities                                     74            3,262
                                             ------------     ------------
   Total liabilities                                  661           62,262
                                             ------------     ------------

SHAREHOLDERS' EQUITY
 Preferred shares, par value:  $0.01;
  50 million shares authorized; no
  shares issued and outstanding                       -                -
 Common shares, par value:  $0.01;
  200 million shares authorized;
  46.0 million shares issued in 2000
  and 50.9 million shares issued
  in 1999                                             460              509
 Paid-in capital                                  259,958          390,912
 Unearned compensation                               (170)            (109)
 Accumulated other comprehensive
  income, net of deferred taxes
  of $30.4 million in 2000 and
  deferred income taxes benefit of
  $9.1 million in 1999                             72,846          (16,701)
 Treasury shares, at cost; 0.0 million
  shares in 2000 and 4.4 million
  shares in 1999                                      (55)        (122,070)
 Retained earnings                              1,250,313        1,074,941
                                             ------------     ------------
   Total shareholders' equity                   1,583,352        1,327,482
                                             ------------     ------------

Total liabilities and shareholders'
 equity                                      $  1,584,013     $  1,389,744
                                             ============     ============

(1) On February 24, 2000, Everest Re Group, Ltd. became the successor registrant to Everest Reinsurance Holdings, Inc., therefore the 1999 column represents the financial information for Everest Reinsurance Holdings, Inc. and the 2000 column represents the financial information for Everest Re Group, Ltd.

                 See notes to consolidated financial statements.

                             EVEREST RE GROUP, LTD.
       SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT (1)
                        CONDENSED STATEMENT OF OPERATIONS
                             (Dollars in thousands)

                                       For Years Ended December 31,
                                 ----------------------------------------
                                    2000           1999           1998
                                 ----------     ----------     ----------
REVENUES
Dividends received from
 subsidiaries                    $  495,000     $      -       $   43,125
Net investment income                 8,680            612            521
Net realized capital (loss)             (17)           -              -
Equity in undistributed change
 in retained earnings of
 subsidiaries                        (315,283)       161,388        122,197
                                 ----------     ----------     ----------
   Total revenues                   188,380        162,000        165,843
                                 ----------     ----------     ----------

EXPENSES
Interest expense                        -            1,490            -
Other expenses                          500          2,489            862
                                 ----------     ----------     ----------
Income before taxes                 187,880        158,021        164,981
Income tax (benefit)                  1,500            (40)          (216)
                                 ----------     ----------     ----------
   Net income                    $  186,380     $  158,061     $  165,197
                                 ==========     ==========     ==========


(1) On February 24, 2000, Everest Re Group, Ltd. became the successor registrant to Everest Reinsurance Holdings, Inc., therefore the 1998 and 1999 columns represent the financial information for Everest Reinsurance Holdings, Inc. and the 2000 column represents the financial information for Everest Re Group, Ltd.

                 See notes to consolidated financial statements.

                             EVEREST RE GROUP, LTD.
       SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT (1)
                        CONDENSED STATEMENT OF CASHFLOWS
                             (Dollars in thousands)

                                                 For Years Ended December 31,
                                            --------------------------------------
                                               2000          1999          1998
                                            ----------    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                  $  186,380    $  158,061    $  165,197
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
  Equity in undistributed change in
   retained earnings of subsidiaries           315,283      (161,388)     (122,197)
  (Decrease) increase in other
   liabilities                                     603         1,594          (181)
  Decrease (increase) in deferred
   tax asset                                        -            (40)         (216)
  (Increase) in other assets                    (3,229)         (435)           -
  (Increase) decrease in receivable
   from affliates                                  (29)       20,754       (13,154)
  Accrual of bond discount/ammortization
   of bond premium                              (1,088)           -             -
  Realized capital losses                           17            -             -
  Non-cash compensation                            (61)          131           273
                                            ----------    ----------    ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES      497,876        18,677        29,722

CASH FLOWS FROM INVESTING ACTIVITIES
 Additional investment in subsidiaries        (250,001)           50        (2,772)
 Proceeds from fixed maturities
  matured/called - available for sale            2,701            -             -
 Cost of fixed maturities acquired -
  available for sale                          (206,229)           -             -
 Net (purchases) of short-term securities      (37,280)           -             -
                                            ----------    ----------    ----------
NET CASH (USED IN) INVESTING ACTIVITIES       (490,809)           50        (2,772)


CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowing on revolving credit line              -         59,000            -
Effect of restructuring                         14,003            -             -
Acquisition of treasury stock net of
 reissuances                                   (16,533)      (62,106)      (17,483)
Common stock issued during the period            7,545           317           610
Dividends paid to stockholders                 (11,008)      (11,707)      (10,077)
                                            ----------    ----------    ----------
Net cash (used in) financing activities         (5,993)      (14,496)      (26,950)

Net increase in cash                             1,074         4,231            -
Cash, beginning of period                           50            -             -
                                            ----------    ----------    ----------
Cash, end of period                         $    1,124    $    4,231    $       -
                                            ==========    ==========    ==========


SUPPLEMENTAL CASH FLOW INFORMATION
NON-CASH OPERATING TRANSACTION:

Dividends received from subsidiary
 in the form of forgiveness of
 liabilities                                $       -     $      836    $      967


(1) On February 24, 2000, Everest Re Group, Ltd. became the successor registrant to Everest Reinsurance Holdings, Inc., therefore the 1998 and 1999 columns represent the financial information for Everest Reinsurance Holdings, Inc. and the 2000 column represents the financial information for Everest Re Group, Ltd.

                 See notes to consolidated financial statements.

                             EVEREST RE GROUP, LTD.

               SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
                             (Dollars in thousands)

    COLUMN A         COLUMN B    COLUMN C    COLUMN D     COLUMN E    COLUMN F     COLUMN G       COLUMN H    COLUMN I    COLUMN J
------------------------------------------------------------------------------------------------------------------------------------
                               RESERVE FOR                                         INCURRED     AMORTIZATION
                     DEFERRED   LOSSES AND   UNEARNED                   NET      LOSS AND LOSS  OF DEFERRED     OTHER        NET
                   ACQUISITION  ADJUSTMENT    PREMIUM      EARNED    INVESTMENT   ADJUSTMENT    ACQUISITION   OPERATING    WRITTEN
 GEOGRAPHIC AREA      COSTS      EXPENSES    RESERVES     PREMIUM      INCOME      EXPENSES        COSTS      EXPENSES     PREMIUM
-----------------  -----------  ----------  -----------  ----------  ----------  -------------  ------------  ---------  -----------
December 31, 2000
 Domestic          $    75,437  $2,684,432  $   340,509  $  875,844  $  236,079   $    642,314  $    186,259  $  36,467  $   902,945
 International          17,042     609,743       60,639     286,753      35,310        235,927        81,151     13,798      304,375
 Bermuda                14,159     492,003          -        11,586      30,104          6,375         5,037      1,368       11,586
                   -----------  ----------  -----------  ----------  ----------  -------------  ------------  ---------  -----------
   Total           $   106,638  $3,786,178  $   401,148  $1,174,183  $  301,493  $     884,616  $    272,447  $  51,633  $ 1,218,906
                   ===========  ==========  ===========  ==========  ==========  =============  ============  =========  ===========

DECEMBER  31,
 1999 (1)
 Domestic          $    63,324  $3,083,151  $   239,488  $  779,706  $  209,617  $     543,192  $    198,323  $  41,857  $   799,265
 International          19,389     563,841       69,075     291,745      43,382        228,378        81,946     14,892      296,304
                   -----------  ----------  -----------  ----------  ----------  -------------  ------------  ---------  -----------
   Total           $    82,713  $3,646,992  $   308,563  $1,071,451  $  252,999  $     771,570  $    280,269  $  56,749  $ 1,095,569
                   ===========  ==========  ===========  ==========  ==========  =============  ============  =========  ===========

DECEMBER  31,
 1998 (1)
 Domestic                                                $  726,489  $  194,607  $     507,478  $    182,800  $  38,538  $   713,022
 International                                              341,521      50,302        270,926        86,360     16,422      303,577
                                                         ----------  ----------  -------------  ------------  ---------  -----------
   Total                                                 $1,068,010  $  244,909  $     778,404  $    269,160  $  54,960  $ 1,016,599
                                                         ==========  ==========  =============  ============  =========  ===========

(1) The 1998 and 1999 amounts have been restated to conform to the 2000 segment presentation.

                             EVEREST RE GROUP, LTD.

                            SCHEDULE IV - REINSURANCE
                             (Dollars in thousands)

     Column A             Column B      Column C         Column D         Column E     Column F
-----------------------------------------------------------------------------------------------
                           GROSS        CEDED TO        ASSUMED FROM         NET        ASSUMED
                          AMOUNT     OTHER COMPANIES   OTHER COMPANIES     AMOUNT       TO NET
                         ---------   ---------------   ---------------   -----------   --------
DECEMBER 31, 2000
Total property and
 liability insurance
 earned premium          $ 139,413   $       121,527   $     1,156,297   $ 1,174,183      98.5%
DECEMBER 31, 1999
Total property and
 liability insurance
 earned premium          $  73,822   $        45,292   $     1,042,921   $ 1,071,451      97.3%
DECEMBER 31, 1998
Total property and
 liability insurance
 earned premium          $  75,017   $        29,618   $     1,022,611   $ 1,068,010      95.7%


INDEX TO EXHIBITS


Exhibit No.                                                                 Page
-----------                                                                 ----

2.1 Agreement and Plan of Merger among Everest Reinsurance Holdings, Inc., Everest Re Group, Ltd. and Everest Re Merger Corporation, incorporated herein by reference to
        Exhibit 2.1 to the  Registration  Statement on  Form  S-4
        (No. 333-87361)

3.1 Memorandum of Association of Everest Re Group, Ltd., incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-4 (No. 333-87361)

3.2 Bye-Laws of Everest Re Group, Ltd., incorporated herein by reference to Exhibit 3.2 to the Everest Re Group, Ltd.
        Annual Report on Form 10-K for  the  year  ended December
        31, 1999 (the "1999 10-K")

4.1 Specimen Everest Re Group, Ltd. Common share certificate, incorporated herein by reference to Exhibit 4.1 of the Registration Statement of Form S-4 (No. 333-87361)

4.2 Indenture, dated March 14, 2000, between Everest Reinsurance Holdings, Inc. and The Chase Manhattan Bank, as Trustee, incorporated herein by reference to Exhibit
        4.1 to Everest Reinsurance Holdings, Inc. Form 8-K filed on March 15, 2000

4.3 First Supplemental Indenture relating to the 8.5% Senior Notes due March 15, 2005, dated March 14, 2000, between Everest Reinsurance Holdings, Inc. and The Chase Manhattan Bank, as Trustee, incorporated herein by reference to Exhibit 4.2 to Everest Reinsurance Holdings, Inc. Form 8-K filed on March 15, 2000

4.4 Second Supplemental Indenture relating to the 8.75% Senior Notes due March 15, 2010, dated March 14, 2000, between Everest Reinsurance Holdings, Inc. and The Chase Manhattan Bank, as Trustee, incorporated herein by reference to Exhibit 4.3 to the Everest Reinsurance Holdings, Inc. Form 8-K filed on March 15, 2000

*10.1 Everest Re Group, Ltd. Annual Incentive Plan effective January 1, 1999, incorporated herein by reference to
        Exhibit 10.1 to Everest Reinsurance Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998 10-K")

*10.2 Everest Re Group, Ltd. Amended 1995 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.3 to Everest Reinsurance Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 1995 (the "1995 10-K")

*10.3   Everest Re Group,  Ltd. 1995 Stock Option Plan  for  Non-
        Employee  Directors,  incorporated herein by reference to
        Exhibit 4.3 to  the  Registration  Statement  on Form S-8
        (No. 333-05771)

*10.4 Resolution adopted by Board of Directors of Everest Reinsurance Holdings, Inc. on April 1, 1999 awarding stock options to outside Directors, incorporated herein by reference to Exhibit 10.25 to Everest Reinsurance Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (the "second quarter 1999 10-Q")

*10.5   Resolution adopted by the Board of Directors  of  Everest
        Reinsurance Holdings, Inc. on February 23, 2000 awarding stock options to outside Directors, incorporated herein by reference to Exhibit 10.8 to the 1999 10-K

*10.6 Form of Non-Qualified Stock Option Award Agreement to be entered into between Everest Re Group, Ltd. and participants in the 1995 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.15 to the 1995 10-K

*10.7   Form of  Restricted  Stock  Agreement to  be entered into
        between Everest Re Group, Ltd. and  participants  in  the
        1995  Stock   Incentive   Plan,  incorporated  herein  by
        reference to Exhibit 10.16 to the 1995 10-K

*10.8 Form of Stock Option Agreement (Version 1) to be entered into between Everest Re Group, Ltd. and participants in the 1995 Stock Option Plan for Non-Employee Directors, incorporated herein by reference to Exhibit 10.17 to the 1995 10-K

*10.9 Form of Stock Option Agreement (Version 2) to be entered into between Everest Re Group, Ltd. and participants in the 1995 Stock Option Plan for Non-Employee Directors, incorporated herein by reference to Exhibit 10.18 to the 1995 10-K

*10.10  Form   of   Stock   Option   Agreement  for  Non-Employee
        Directors,  incorporated  herein  by reference to Exhibit
        10.34 to the 1999 10-K

*10.11  Deferred  Compensation Plan,  as  amended,   for  certain
        United States employees of Everest Re Group, Ltd. and its
        participating   subsidiaries   incorporated   herein   by
        reference to Exhibit 10.20 to the 1998 10-K

*10.12  Senior Executive  Change of  Control  Plan,  incorporated
        herein   by   reference  to   Exhibit  10.24  to  Everest
        Reinsurance Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 1998

*10.13 Executive Performance Annual Incentive Plan adopted by stockholders on May 20, 1999, incorporated herein by reference to Exhibit 10.26 to the second quarter 1999
        10-Q

*10.14 Employment Agreement with Joseph V. Taranto executed on July 15, 1998, incorporated herein by reference to
        Exhibit 10.21 to Everest Reinsurance Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (the "second quarter 1998 10-Q")

*10.15 Amendment of Employment Agreement by and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc., Everest Re Group, Ltd. and Joseph V. Taranto dated February 15, 2000, incorporated herein by reference to
        Exhibit 10.29 to the 1999 10-K

*10.16 Change of Control Agreement with Joseph V. Taranto effective July 15, 1998, incorporated herein by reference to Exhibit 10.22 to the second quarter 1998 10-Q

*10.17 Amendment of Change of Control Agreement by and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc., Everest Re Group, Ltd. and Joseph V. Taranto dated February 15, 2000, incorporated herein by reference to Exhibit 10.30 to the 1999 10-K

10.18 Credit Agreement Between Everest Reinsurance Holdings, Inc., the Lenders Named Therein and First Union National Bank dated December 21, 1999 providing for a $150 million Senior Revolving Credit Facility, incorporated herein by reference to Exhibit 10.30 to Everest
        Reinsurance Holdings, Inc.  Form 8-K,  filed  on December
        28, 1999

10.19   First Amendment to Credit Agreement dated as of  December
        21, 1999  between Everest Reinsurance Holdings, Inc., the
        Lenders named therein and First Union National Bank, filed herewith

10.20 Parent Guaranty dated February 24, 2000 made by Everest Re Group, Ltd. in favor of the Lenders under Everest Reinsurance Holdings, Inc.'s Credit Facility, incorporated herein by reference to Exhibit 10.33 to the 1999 10-K

10.21   Guarantor Consent dated December 18, 2000 made by Everest
        Re Group,  Ltd.  in  favor  of  the Lenders under Everest
        Reinsurance   Holdings,  Inc.'s  Credit  Facility,  filed
        herewith

10.22 Stock Purchase Agreement between The Prudential Insurance Company of America and Everest Reinsurance Holdings, Inc. for the sale of common stock of Gibraltar Casualty Company dated February 24, 2000, incorporated herein by reference to Exhibit 10.32 to the 1999 10-K

10.23 Amendment No. 1 to Stock Purchase Agreement between The Prudential Insurance Company of America and Everest Reinsurance Holdings, Inc. for the sale of common stock of Gibraltar Casualty Company dated August 8, 2000, incorporated herein by reference to Exhibit 10.1 to the Everest Re Group, Ltd. Quarterly Report of Form 10-Q for the quarter ended June 30, 2000

10.24 Proportional Excess of Loss Reinsurance Agreement entered into between Gibraltar Casualty Company and Prudential
        Property and Casualty Insurance Company, filed herewith

10.25   Guarantee  Agreement  made  by  The Prudential  Insurance
        Company  of  America  in  favor  of   Gibraltar  Casualty
        Company, filed herewith

10.26 Lease, effective December 26, 2000 between OTR, an Ohio general partnership, and Everest Reinsurance Company, filed herewith

11.1 Statement regarding computation of per share earnings, filed herewith

21.1    Subsidiaries of the registrant, filed herewith

23.1    Consent of PricewaterhouseCoopers LLP, filed herewith

27.1    Financial Data Schedule, filed herewith

--------------------------
* Management contract or compensatory plan or arrangement.