Form 10-Q
period 2001-03-31
EVEREST RE GROUP LTD
filed 2001-05-10
CIK 1095073

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:                                   Commission File Number:
   MARCH 31, 2001                                               1-15731
----------------------                                   -----------------------

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

                           YES    X                  NO
                               -------                  -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                    Number of Shares Outstanding
            Class                                          at May 10, 2001
            -----                                   ----------------------------

Common Shares,     $.01 par value                            46,120,718

                             EVEREST RE GROUP, LTD.

                               INDEX TO FORM 10-Q

                                     PART I

                              FINANCIAL INFORMATION
                              ---------------------
                                                                            Page
                                                                            ----
ITEM 1.  FINANCIAL STATEMENTS
         --------------------

         Consolidated Balance Sheets at March 31, 2001  (unaudited)
          and December 31, 2000                                                3

         Consolidated Statements of Operations and Comprehensive Income
          for the three months ended March 31, 2001 and 2000 (unaudited)       4

         Consolidated Statements of Changes in Shareholders' Equity for
          the three months ended March 31, 2001 and 2000 (unaudited)           5

         Consolidated Statements of Cash Flows for the three months
          ended March 31, 2001 and 2000 (unaudited)                            6

         Notes to Consolidated Interim Financial Statements (unaudited)        7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
         AND RESULTS OF OPERATIONS                                            18
         -------------------------

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK           26
         ----------------------------------------------------------

                                     PART II

                                OTHER INFORMATION
                                -----------------

ITEM 1.  LEGAL PROCEEDINGS                                                    27
         -----------------

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                          None
         -----------------------------------------

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                    None
         -------------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                None
         ---------------------------------------------------

ITEM 5.  OTHER INFORMATION                                                  None
         -----------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                     27
         --------------------------------

Part I - Item 1

                                 EVEREST RE GROUP, LTD.
                           CONSOLIDATED BALANCE SHEETS
               (Dollars in thousands, except par value per share)


                                                  March 31,      December 31,
                                                ------------     ------------
                                                    2001             2000
                                                ------------     ------------
ASSETS:                                         (unaudited)
Fixed maturities - available for sale, at
 market value (amortized cost: 2001,
 $5,092,290; 2000, $4,849,679)                  $  5,266,299     $  4,951,893
Equity securities, at market value (cost:
 2001, $22,121; 2000, $22,340)                        32,225           36,491
Short-term investments                               117,109          398,542
Other invested assets                                 30,583           29,211
Cash                                                  70,023           76,823
                                                ------------     ------------
   Total investments and cash                      5,516,239        5,492,960
                                                ------------     ------------

Accrued investment income                             84,606           77,312
Premiums receivable                                  408,449          394,137
Reinsurance receivables                              524,707          508,998
Funds held by reinsureds                             165,954          161,350
Deferred acquisition costs                           121,700          106,638
Prepaid reinsurance premiums                          61,909           58,196
Deferred tax asset                                   154,084          174,482
Other assets                                          46,466           39,022
                                                ------------     ------------
TOTAL ASSETS                                    $  7,084,114     $  7,013,095
                                                ============     ============

LIABILITIES:
Reserve for losses and adjustment expenses      $  3,773,491     $  3,786,178
Future policy benefit reserve                        222,210          206,589
Unearned premium reserve                             468,242          401,148
Funds held under reinsurance treaties                111,887          110,464
Losses in the course of payment                       95,505          102,167
Contingent commissions                                 9,009            9,380
Other net payable to reinsurers                       63,706           60,564
Current federal income taxes                          (5,835)          (8,209)
8.5% Senior notes due 3/15/2005                      249,635          249,615
8.75% Senior notes due 3/15/2010                     199,022          199,004
Revolving credit agreement borrowings                132,000          235,000
Accrued interest on debt and borrowings                1,850           12,212
Other liabilities                                     83,098           65,631
                                                ------------     ------------
   Total liabilities                               5,403,820        5,429,743
                                                ------------     ------------

SHAREHOLDERS' EQUITY:
Preferred shares, par value: $0.01; 50
 million shares authorized; no shares
 issued and outstanding                                  -                -
Common shares, par value: $0.01; 200
 million shares authorized; 46.1 million
 shares issued in 2001 and 46.0 million
 shares issued in 2000                                   461              460
Additional paid-in capital                           262,905          259,958
Unearned compensation                                   (153)            (170)
Accumulated other comprehensive income,
 net of deferred income taxes of $47.0
 million in 2001 and $30.4 million in 2000           119,918           72,846
Retained earnings                                  1,297,218        1,250,313
Treasury shares, at cost; 0.0 million shares
 in 2001 and 2000                                        (55)             (55)
                                                ------------     ------------
   Total shareholders' equity                      1,680,294        1,583,352
                                                ------------     ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $  7,084,114     $  7,013,095
                                                ============     ============

The accompanying notes are an integral part of the consolidated financial statements.

                             EVEREST RE GROUP, LTD.
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                (Dollars in thousands, except per share amounts)

                                                   Three Months Ended
                                                        March 31,
                                                -------------------------
                                                   2001           2000
                                                ----------     ----------
                                                       (unaudited)
REVENUES:
Premiums earned                                 $  328,586     $  266,184
Net investment income                               86,155         65,030
Net realized capital (loss) gain                    (5,057)         7,819
Other income                                           398            810
                                                ----------     ----------
Total revenues                                     410,082        339,843
                                                ----------     ----------

CLAIMS AND EXPENSES:
Incurred loss and loss adjustment expenses         243,476        196,389
Commission, brokerage, taxes and fees               81,957         65,658
Other underwriting expenses                         13,096         11,676
Interest expense on senior notes                     9,724          1,620
Interest expense on credit facility                  2,697          1,463
                                                ----------     ----------
Total claims and expenses                          350,950        276,806
                                                ----------     ----------

INCOME BEFORE TAXES                                 59,132         63,037

Income tax                                           9,002         14,479
                                                ----------     ----------

NET INCOME                                      $   50,130     $   48,558
                                                ==========     ==========


Other comprehensive income, net of tax              47,072         16,443
                                                ----------     ----------

COMPREHENSIVE INCOME                            $   97,202     $   65,001
                                                ==========     ==========


PER SHARE DATA:
 Average shares outstanding (000's)                 46,059         45,889
 Net income per common share - basic            $     1.09     $     1.06
                                                ==========     ==========

 Average diluted shares outstanding (000's)         47,004         46,005
 Net income per common share - diluted          $     1.07     $     1.06
                                                ==========     ==========

The accompanying notes are an integral part of the consolidated financial statements.

                             EVEREST RE GROUP, LTD.
                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                (Dollars in thousands, except per share amounts)

                                                       Three Months Ended
                                                            March 31,
                                                    ---------------------------
                                                       2001            2000
                                                    -----------     -----------
                                                            (unaudited)
COMMON SHARES (shares outstanding):
Balance, beginning of period                         46,029,354      46,457,817
Issued during the period                                 67,024           8,500
Treasury shares acquired during the period                  -          (650,400)
Treasury shares reissued during the period                  -             1,780
                                                    -----------     -----------
Balance, end of period                               46,096,378      45,817,697
                                                    ===========     ===========

COMMON SHARES (par value):
Balance, beginning of period                        $       460     $       509
Retirement of common shares during the period               -               (51)
Issued during the period                                      1             -
                                                    -----------     -----------
Balance, end of period                                      461             458
                                                    -----------     -----------

ADDITIONAL PAID IN CAPITAL:
Balance, beginning of period                            259,958         390,912
Retirement of treasury shares during the period             -          (138,546)
Common shares issued during the period                    2,947             157
Treasury shares reissued during the period                  -                (2)
                                                    -----------     -----------
Balance, end of period                                  262,905         252,521
                                                    -----------     -----------

UNEARNED COMPENSATION:
Balance, beginning of period                               (170)           (109)
Net increase during the period                               17              23
                                                    -----------     -----------
Balance, end of period                                     (153)            (86)
                                                    -----------     -----------

ACCUMULATED OTHER COMPREHENSIVE INCOME,
 NET OF DEFERRED INCOME TAXES:
Balance, beginning of period                             72,846         (16,940)
Net increase during the period                           47,072          16,443
                                                    -----------     -----------
Balance, end of period                                  119,918            (497)
                                                    -----------     -----------

RETAINED EARNINGS:
Balance, beginning of period                          1,250,313       1,074,941
Net income                                               50,130          48,558
Dividends declared ($0.07 per share in 2001
 and $0.06 per share in 2000)                            (3,225)         (2,749)
                                                    -----------     -----------
Balance, end of period                                1,297,218       1,120,750
                                                    -----------     -----------

TREASURY SHARES AT COST:
Balance, beginning of period                                (55)       (122,070)
Retirement of treasury shares during the period             -           138,399
Treasury shares acquired during the period                  -           (16,426)
Treasury shares reissued during the period                  -                42
                                                    -----------     -----------
Balance, end of period                                      (55)            (55)
                                                    -----------     -----------

TOTAL SHAREHOLDERS' EQUITY, END OF PERIOD           $ 1,680,294     $ 1,373,091
                                                    ===========     ===========

The accompanying notes are an integral part of the consolidated financial statements.

                             EVEREST RE GROUP, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                       Three Months Ended
                                                            March 31,
                                                   ---------------------------
                                                      2001            2000
                                                   -----------     -----------
                                                           (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                         $    50,130     $    48,558
 Adjustments to reconcile net income to
  net cash provided by operating activities:
  (Increase) in premiums receivable                    (16,684)        (29,893)
  (Increase) in funds held, net                         (4,041)        (13,888)
  (Increase) decrease in reinsurance
   receivables                                         (16,734)          8,697
  Decrease (increase) in deferred tax asset              3,117          (2,756)
  Increase (decrease) in reserve for losses
   and loss adjustment expenses                          5,976         (13,651)
  Increase in future policy benefit reserve             15,621             -
  Increase in unearned premiums                         68,172          30,275
  (Increase) decrease in other assets and
   liabilities                                         (45,154)          1,463
  Non cash compensation expense                             17              23
  Accrual of bond discount/amortization of
   bond premium                                         (2,060)         (2,208)
  Amortization of underwriting discount on
   senior notes                                             38               6
  Realized capital losses (gains)                        5,057          (7,819)
                                                   -----------     -----------
Net cash provided by operating activities               63,455          18,807
                                                   -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/
 called - available for sale                            70,007          29,456
Proceeds from fixed maturities sold -
 available for sale                                     78,572          97,690
Proceeds from equity securities sold                       -            42,663
Proceeds from other invested assets sold                     8             -
Cost of fixed maturities acquired -
 available for sale                                   (410,921)       (590,945)
Cost of equity securities acquired                         -            (1,123)
Cost of other invested assets acquired                    (368)         (1,530)
Net sales (purchases) of short-term
 securities                                            275,171        (114,712)
Net increase in unsettled securities
 transactions                                           25,136          48,302
                                                   -----------     -----------
Net cash provided by (used in) investing
 activities                                             37,605        (490,199)
                                                   -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Acquisition of treasury shares net of
 reissuances                                               -           (16,533)
Common shares issued during the period                   2,948             106
Dividends paid to shareholders                          (3,225)         (2,749)
Proceeds from issuance of senior notes                     -           448,507
Borrowing on revolving credit agreement                 20,000          47,000
Repayments on revolving credit agreement              (123,000)            -
                                                   -----------     -----------
Net cash (used in) provided by financing
 activities                                           (103,277)        476,331
                                                   -----------     -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                 (4,583)           (144)
                                                   -----------     -----------

Net (decrease) increase in cash                         (6,800)          4,795

Cash, beginning of period                               76,823          62,227
                                                   -----------     -----------
Cash, end of period                                $    70,023     $    67,022
                                                   ===========     ===========

SUPPLEMENTAL CASH FLOW INFORMATION
Cash transactions:
Income taxes paid, net                             $     2,603     $     6,414
Interest paid                                      $    22,746     $     1,024
Non-cash financing transaction:
Issuance of common shares                          $        17     $        23

The accompanying notes are an integral part of the consolidated financial statements.

                             EVEREST RE GROUP, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

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

The consolidated financial statements of the Company for the three months ended March 31, 2001 and 2000 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the results on an interim basis. Certain financial information, which is normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America, has been omitted since it is not required for interim reporting purposes. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America. The results for the three months ended March 31, 2001 and 2000 are not necessarily indicative of the results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2000, 1999 and 1998 included in the Company's most recent Form 10-K filing.

2.  ACQUISITIONS

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

Mt. McKinley, a run-off property and casualty insurer in the United States, has had a long relationship with Holdings and its principal operating company, Everest Reinsurance Company ("Everest Re"). Mt. McKinley was formed in 1978 by Everest Re and wrote direct insurance until 1985, when it was placed in run-off. In 1991, Mt. McKinley became a subsidiary of The Prudential. Mt. McKinley is also a reinsurer of Everest Re. Under a series of transactions dating to 1986, Mt. McKinley reinsured several components of Everest Re's business. In particular, Mt. McKinley provided stop-loss reinsurance protection, in connection with the Company's October 5, 1995 Initial Public Offering, for any adverse loss development on Everest Re's June 30, 1995 (December 31, 1994 for catastrophe losses) reserves, with $375.0 million in limits, of which $89.4 million was available (the "Stop Loss Agreement") at the acquisition date. The Stop Loss Agreement and other reinsurance contracts between Mt. McKinley and Everest Re remain in effect following the acquisition. However, these contracts have become transactions with affiliates with the financial impact eliminated in consolidation.

                             EVEREST RE GROUP, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000


Also during 2000, the Company completed two additional acquisitions, Southeastern Security Insurance Company, a United States property and casualty company whose primary business is non-standard auto, and AFC Re, Ltd., a Bermuda based life and annuity reinsurer.

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

Management believes that these factors continue to render reserves for asbestos and environmental losses significantly less subject to traditional actuarial methods than are reserves on other types of losses. Given these uncertainties, management believes that no meaningful range for such ultimate losses can be established. The Company establishes reserves to the extent that, in the judgement of management, the facts and prevailing law reflect an exposure for the Company or its ceding companies. In connection with the acquisition of Mt. McKinley, which has significant exposure to asbestos and environmental claims, Prudential Property and Casualty Insurance Company ("Prupac"), a subsidiary of The Prudential, provided reinsurance to

                             EVEREST RE GROUP, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000


Mt. McKinley covering 80% ($160.0 million) of the first $200.0 million of any adverse development of Mt. McKinley's reserves as of September 19, 2000 and The Prudential guaranteed Prupac's obligations to Mt. McKinley. Through March 31, 2001, cessions under this reinsurance agreement have reduced the available remaining limits to $150.7 million net of coinsurance. Due to the uncertainties discussed above, the ultimate losses may vary materially from current loss reserves and, depending on coverage under the Company's various reinsurance arrangements, could have a material adverse effect on the Company's future financial condition, results of operations and cash flows.

The  following   table  shows  the   development  of  prior  year  asbestos  and
environmental reserves on both a gross and net of retrocessional basis for the three months ended March 31, 2001 and 2000:


(dollar amounts in thousands)                      Three Months Ended
                                                        March 31,
                                                   2001           2000
                                                ----------     ----------
Gross basis:
Beginning of period reserves  (1)               $  693,704     $  614,236
Incurred losses                                     12,110            -
Paid losses                                        (15,155)       (16,190)
                                                ----------     ----------
End of period reserves                          $  690,659     $  598,046
                                                ==========     ==========

Net basis:
Beginning of period reserves (1)                $  628,535     $  365,069
Incurred losses                                      1,886            -
Paid losses                                        (13,670)        (7,984)
                                                ----------     ----------

End of period reserves                          $  616,753     $  357,085
                                                ==========     ==========

(1) Includes the establishment of Mt. McKinley's reserves from the 2000 acquisition transaction.

                             EVEREST RE GROUP, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000


At March 31, 2001, the gross reserves for asbestos and environmental losses were comprised of $115.7 million representing case reserves reported by ceding companies, $66.8 million representing additional case reserves established by the Company on assumed reinsurance claims, $156.5 million representing case reserves established by the Company on direct excess insurance claims, including Mt. McKinley, and $351.7 million representing incurred but not reported ("IBNR") reserves.

The Company is involved from time to time in ordinary routine litigation and arbitration proceedings incidental to its business. The Company does not believe that there are any other material pending legal proceedings to which it or any of its subsidiaries or their properties are subject.

The Prudential sells annuities which are purchased by property and casualty insurance companies to settle certain types of claim liabilities. In 1993 and prior years, the Company, for a fee, accepted the claim payment obligation of these property and casualty insurers, and, concurrently, became the owner of the annuity or assignee of the annuity proceeds. In these circumstances, the Company would be liable if The Prudential were unable to make the annuity payments. The estimated cost to replace all such annuities for which the Company was contingently liable at March 31, 2001 was $142.8 million.

The Company has purchased annuities from an unaffiliated life insurance company to settle certain claim liabilities of the Company. Should the life insurance company become unable to make the annuity payments, the Company would be liable for those claim liabilities. The estimated cost to replace such annuities at March 31, 2001 was $12.9 million.

                             EVEREST RE GROUP, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000


4.  EARNINGS PER SHARE

Net income per common share has been computed as follows:


(shares and dollar amounts in thousands
except per share amounts)                             Three Months Ended
                                                           March 31,
                                                    2001              2000
                                                 -----------       -----------
Net income (numerator)                           $    50,130       $    48,558
                                                 ===========       ===========

Weighted average common and effect of
 dilutive shares used in the computation
 of net income per share:
 Average shares outstanding -
  basic (denominator)                                 46,059            45,889
 Effect of dilutive shares                               945               116
                                                 -----------       -----------
 Average shares outstanding -
  diluted (denominator)                               47,004            46,005

Net income per common share:
 Basic                                           $      1.09       $      1.06
 Diluted                                         $      1.07       $      1.06

As of March 31, 2001 and 2000, options to purchase 10,000 and 1,554,100 shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share for the three month period ended on such dates, because the options' exercise price was greater than the average market price of the common shares during the period.

                             EVEREST RE GROUP, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000


5.  OTHER COMPREHENSIVE INCOME

The Company's other comprehensive income is comprised as follows:


(dollar amounts in thousands)                        Three Months Ended
                                                          March 31,
                                                    2001            2000
                                                 ----------      ----------
Net unrealized appreciation
 of investments, net of
 deferred income taxes                           $   49,750      $   17,044
Currency translation
 adjustments, net of deferred
 income taxes                                        (2,678)           (601)
                                                 ----------      ----------
Other comprehensive
 income, net of deferred
 income taxes                                    $   47,072      $   16,443
                                                 ==========      ==========

6.  CREDIT LINE

On December 21, 1999, Holdings entered into a three-year senior revolving credit facility with a syndicate of lenders (the "Credit Facility"). First Union National Bank is the administrative agent for the Credit Facility. The Credit Facility is used for liquidity and general corporate purposes and replaced a prior credit facility. The Credit Facility provides for the borrowing of up to $150.0 million with interest at a rate selected by the Company equal to either
(i) the Base Rate (as defined below) or (ii) an adjusted London InterBank Offered Rate ("LIBOR") plus a margin. The Base Rate is the higher of the rate of interest established by First Union National Bank from time to time as its prime rate or the Federal Funds rate plus 0.5% per annum. On December 18, 2000, the Credit Facility was amended to extend the borrowing limit to $235.0 million for a period of 120 days. This 120-day period expired during the three months ended March 31, 2001 and the limit has reverted back to $150.0 million. The amount of margin and the fees payable for the Credit Facility depend upon Holdings' senior unsecured debt rating. Group has guaranteed all of Holdings' obligations under the Credit Facility.

The Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1, Holdings to maintain a minimum interest coverage ratio of 2.5 to 1 and Everest Re to maintain its statutory surplus at $850.0 million plus 25% of aggregate net income and 25% of aggregate capital contributions earned or received after December 31, 1999. The Company was in compliance with all covenants under the facility at March 31, 2001 and 2000 as well as for the three months ended March 31, 2001 and 2000.

                             EVEREST RE GROUP, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000


During the three months ended March 31, 2001, Holdings made net payments on the Credit Facility of $103.0 million. As of March 31, 2001 and 2000, Holdings had outstanding Credit Facility borrowings of $132.0 million and $106.0 million, respectively. Interest expense incurred in connection with these borrowings was $2.7 million and $1.5 million for the three months ended March 31, 2001 and 2000, respectively.


7.  SENIOR NOTES

During the first quarter of 2000, Holdings completed a public offering of $200.0 million principal amount of 8.75% senior notes due March 15, 2010 and $250.0 million principal amount of 8.5% senior notes due March 15, 2005. During the first quarter of 2000, Holdings distributed $400.0 million of these proceeds to Group of which $250.0 million was used by Group to capitalize Everest Reinsurance (Bermuda), Ltd.

Interest expense incurred in connection with these senior notes was $9.7 million and $1.6 million for the three months ended March 31, 2001 and 2000, respectively.


8.  SEGMENT REPORTING

During the quarter ended December 31, 2000, the Company's management realigned its operating segments to better reflect the way that management monitors and evaluates the Company's financial performance. The Company has restated all information for prior years to conform to the new segment structure. The Company, through its subsidiaries, operates in five segments: U.S. Reinsurance, U.S. Insurance, Specialty Reinsurance, International Reinsurance and Bermuda Reinsurannce. The U.S. Reinsurance operation writes property and casualty treaty reinsurance through reinsurance brokers as well as directly with ceding companies within the United States, in addition to property, casualty and specialty facultative reinsurance through brokers and directly with ceding companies within the United States. The U.S. Insurance operation writes property and casualty insurance primarily through general agent relationships and surplus lines brokers within the United States. The Specialty Reinsurance operation writes accident and health, marine, aviation and surety business within the United States and worldwide through brokers and directly with ceding companies. The International Reinsurance operation writes property and casualty reinsurance through the Company's branches in Belgium, London, Canada, and Singapore, in addition to foreign "home-office" business. The Bermuda Reinsurance operation writes property, casualty, life and annuity business through brokers and directly with ceding companies.

                             EVEREST RE GROUP, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000


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

The following tables present the relevant underwriting results for the operating segments for the three months ended March 31, 2001 and 2000, with all dollar values presented in thousands.

                                U.S. REINSURANCE
------------------------------------------------------------------------------
                                                       Three Months Ended
                                                           March 31,
                                                     2001              2000
                                                  ----------------------------
Earned premiums                                   $  109,110        $  119,273
Incurred losses and loss
 adjustment expenses                                  75,361            84,084
Commission and brokerage                              26,530            25,560
Other underwriting expenses                            3,240             4,002
                                                  ----------        ----------
Underwriting gain                                 $    3,979        $    5,627
                                                  ==========        ==========

                                 U.S. INSURANCE
------------------------------------------------------------------------------
                                                       Three Months Ended
                                                           March 31,
                                                     2001              2000
                                                  ----------------------------
Earned premiums                                   $   52,141        $   18,503
Incurred losses and loss
 adjustment expenses                                  37,199            11,177
Commission and brokerage                              13,538             6,329
Other underwriting expenses                            3,965             2,712
                                                  ----------        ----------
Underwriting (loss)                              ($    2,561)      ($    1,715)
                                                  ==========        ==========

                             EVEREST RE GROUP, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000


                              SPECIALTY REINSURANCE
------------------------------------------------------------------------------
                                                       Three Months Ended
                                                           March 31,
                                                     2001              2000
                                                  ----------------------------
Earned premiums                                   $   93,738        $   62,211
Incurred  losses and loss
 adjustment expenses                                  74,549            44,626
Commission and brokerage                              23,935            17,969
Other underwriting expenses                            1,372             1,328
                                                  ----------        ----------
Underwriting (loss)                              ($    6,118)      ($    1,712)
                                                  ==========        ==========

                            INTERNATIONAL REINSURANCE
------------------------------------------------------------------------------
                                                       Three Months Ended
                                                           March 31,
                                                     2001              2000
                                                  ----------------------------
Earned premiums                                   $   73,003        $   66,197
Incurred  losses and loss
 adjustment expenses                                  55,339            56,502
Commission and brokerage                              17,850            15,800
Other underwriting expenses                            3,167             3,386
                                                  ----------        ----------
Underwriting (loss)                              ($    3,353)      ($    9,491)
                                                  ==========        ==========

                               BERMUDA REINSURANCE
------------------------------------------------------------------------------
                                                       Three Months Ended
                                                           March 31,
                                                     2001              2000
                                                  ----------------------------
Earned premiums                                   $      594        $      -
Incurred  losses and loss
 adjustment expenses                                   1,028               -
Commission and brokerage                                 104               -
Other underwriting expenses                              806               -
                                                  ----------        ----------
Underwriting (loss)                              ($    1,344)       $      -
                                                  ==========        ==========

                             EVEREST RE GROUP, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000


The following table reconciles the underwriting results for the operating segments to income before tax as reported in the consolidated statements of operations and comprehensive income, with all dollar values presented in thousands:

                                               ----------------------------
                                                    Three Months Ended
                                                        March 31,
                                                  2001              2000
                                               ----------        ----------
Underwriting (loss)                           ($    9,397)      ($    7,291)
Net investment income                              86,155            65,030
Realized (loss) gain                               (5,057)            7,819
Corporate operations                                 (546)             (248)
Interest expense                                  (12,421)           (3,083)
Other income                                          398               810
                                               ----------        ----------
Income before taxes                            $   59,132        $   63,037
                                               ==========        ==========


The Company writes premium in the United States, Bermuda and international markets. The revenues, net income and identifiable assets of the individual foreign countries in which the Company writes business are not material.


9.  NEW ACCOUNTING PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Deferral of the Effective Date of FASB Statement No. 133" ("FAS 137"), which allowed entities that had not adopted FAS 133 to defer its effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133," which amended the accounting and reporting standards of FAS 133. FAS 133 established accounting and reporting standards for derivative instruments. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. The Company adopted the deferral provisions of FAS 137, effective January 1, 2000 and adopted FAS 133, as amended, effective January 1, 2001.

The Company continually seeks to expand its product portfolio and certain of its products have been determined to meet the definition of a derivative under FAS
133. These products consist of credit default swaps and specialized equity options, all of which have characteristics which allow the transactions to be
analyzed  using  approaches  consistent  with   those  used  in   the  Company's

                             EVEREST RE GROUP, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000


reinsurance operations. The Company has previously recorded the derivatives at their fair value in earlier financial statements, but chose to delay the adoption of FAS 133. As such, the adoption of FAS 133 has not caused a cumulative-effect-type adjustment. The fair value of these products are included as part of other liabilities and the corresponding mark to market adjustment is included as part of other expense and not shown separately due to their immaterial nature.


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

Mt. McKinley, a run-off property and casualty insurer in the United States, has had a long relationship with Holdings and its principal operating company, Everest Reinsurance Company ("Everest Re"). Mt. McKinley was formed in 1978 by Everest Re and wrote direct insurance until 1985, when it was placed in run-off. In 1991, Mt. McKinley became a subsidiary of The Prudential. Mt. McKinley is also a reinsurer of Everest Re. Under a series of transactions dating to 1986, Mt. McKinley reinsured several components of Everest Re's business. In particular, Mt. McKinley provided stop-loss reinsurance protection, in connection with the Company's October 5, 1995 Initial Public Offering, for any adverse loss development on Everest Re's June 30, 1995 (December 31, 1994 for catastrophe losses) reserves, with $375.0 million in limits, of which $89.4 million was available (the "Stop Loss Agreement") at the acquisition date. The Stop Loss Agreement and other reinsurance contracts between Mt. McKinley and Everest Re remain in effect following the acquisition. However, these contracts have become transactions with affiliates with the financial impact eliminated in consolidation.

Also during 2000, the Company completed two additional acquisitions, Southeastern Security Insurance Company ("SSIC"), a United States property and casualty company whose primary business is non-standard auto, and AFC Re, Ltd. ("AFC Re"), a Bermuda based life and annuity reinsurer.

INDUSTRY CONDITIONS

Since late 1999, market conditions, including unfavorable industry-wide results of operations, have led to modest premium rate increases as well as modest improvements in contract terms in a number of lines of reinsurance and insurance. These changes reflect a reversal of the trend from 1987 through 1999 toward increasingly competitive global market conditions across most lines of business as reflected by decreasing prices and broadening contract terms. The earlier trend resulted from a number of factors, including the emergence of significant reinsurance capacity in Bermuda, a rejuvenated Lloyd's market and consolidation and increased capital levels in the insurance industry. Many of these same factors continue to operate. As a result, although the Company continues to be encouraged by the recent improvements, the Company cannot predict with any reasonable certainty whether and to what extent these improvements will persist.

SEGMENT INFORMATION

During the quarter ended December 31, 2000, the Company's management realigned its operating segments to better reflect the way that management monitors and evaluates the Company's financial performance. The Company has restated all information for prior years to conform to the new segment structure. The Company, through its subsidiaries, operates in five segments: U.S. Reinsurance, U.S. Insurance, Specialty Reinsurance, International Reinsurance and Bermuda Reinsurannce. The U.S. Reinsurance operation writes property and casualty treaty reinsurance through reinsurance brokers as well as directly with ceding companies within the United States, in addition to property, casualty and specialty facultative reinsurance through brokers and directly with ceding companies within the United States. The U.S. Insurance operation writes property and casualty insurance primarily through general agent relationships and surplus lines brokers within the United States. The Specialty Reinsurance operation writes accident and health ("A&H"), marine, aviation and surety business within the United States and worldwide through brokers and directly with ceding companies. The International Reinsurance operation writes property and casualty reinsurance through the Company's branches in Belgium, London, Canada, and
Singapore, in addition to foreign "home-office" business. The Bermuda Reinsurance operation writes property, casualty, life and annuity business through brokers and directly with ceding companies.

These segments are managed in a carefully coordinated fashion with strong elements of central control, including with respect to capital, investments and support operations. As a result, management monitors and evaluates the financial performance of these operating segments principally based upon their underwriting results.

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

PREMIUMS. Gross premiums written increased 39.8% to $425.2 million in the three months ended March 31, 2001 from $304.3 million in the three months ended March 31, 2000 as the Company took advantage of selected growth opportunities, while continuing to maintain a disciplined underwriting approach. Premium growth areas included a 237.2% ($89.5 million) increase in the U.S. Insurance operation, principally attributable to growth in workers' compensation insurance, a 51.5% ($32.4 million) increase in the Specialty Reinsurance operation, principally attributable to growth in medical stop loss business, a component of A&H writings, a 7.6% ($5.3 million) increase in the International Reinsurance operation, mainly attributable to growth in Latin America and $6.3 million of writings through the Bermuda Reinsurance operation, which began writing business late in 2000. These increases were partially offset by a 9.4% ($12.6 million) decrease in the U.S. Reinsurance operation primarily reflecting weakness across casualty lines. The Company continued to decline business that did not meet its objectives regarding underwriting profitability.

Ceded premiums increased to $32.1 million in the three months ended March 31, 2001 from $16.7 million in the three months ended March 31, 2000. This increase was principally attributable to the higher utilization of contract specific retrocessions in the U.S. Insurance operation, including a 100% ceded U.S. Longshore and Harbor Workers' Compensation Act and state act workers'
compensation program, first written in the third quarter of 2000, which contributed $10.6 million to the increase.

Net premiums written increased by 36.7% to $393.1 million in the three months ended March 31, 2001 from $287.5 million in the three months ended March 31, 2000. This increase was consistent with the increase in gross premiums written, partially offset by the increase in ceded premiums.

PREMIUM REVENUES. Net premiums earned increased by 23.4% to $328.6 million in the three months ended March 31, 2001 from $266.2 million in the three months ended March 31, 2000. Contributing to this increase was a 181.8% ($33.6 million) increase in the U.S. Insurance operation, a 50.7% ($31.5 million) increase in the Specialty Reinsurance operation, a 10.3% ($6.8 million) increase in the International Reinsurance operation and $0.6 million of net premiums earned from the Bermuda Reinsurance operation. These increases were partially offset by an 8.5% ($10.2 million) decrease in the U.S. Reinsurance operation. All of these changes reflect period to period changes in net written premiums and business mix together with normal variability in earnings patterns. Business mix changes occur not only as the Company shifts emphasis between products, lines of business, distribution channels and markets but also as individual contracts renew or non-renew, almost always with changes in coverage, structure, prices and/or terms, and as new contracts are accepted with coverages, structures, prices and/or terms different from those of expiring contracts. As premium reporting and earnings and loss and commission characteristics derive from the provisions of individual contracts, the continuous turnover of individual contracts, arising from both strategic shifts and day to day underwriting, can and does introduce appreciable background variability in various underwriting line items.

EXPENSES. Incurred loss and loss adjustment expenses ("LAE") increased by 24.0% to $243.5 million in the three months ended March 31, 2001 from $196.4 million in the three months ended March 31, 2000. The increase in incurred losses and LAE was principally attributable to the increase in net premiums earned and also reflects the impact of changes in the Company's mix of business. Incurred losses and LAE include catastrophe losses, which include the impact of both current period events, and favorable and unfavorable development on prior period events and are net of reinsurance. Catastrophe losses, net of contract specific cessions but before cessions under the corporate retrocessional program, were $14.9 million in the three months ended March 31, 2001 and related principally to the Petrobras Oil Rig and El Salvador earthquake loss events compared to net catastrophe losses of $3.0 million in the three months ended March 31, 2000.

Incurred losses and LAE for the three months ended March 31, 2001 reflected ceded losses and LAE of $32.2 million compared to ceded losses and LAE in the three months ended March 31, 2000 of $16.8 million, with the increase principally attributable to the higher utilization of contract specific retrocessions in the U.S. Insurance operation.

Contributing to the increase in incurred losses and LAE in the three months ended March 31, 2001 from the three months ended March 31, 2000 were a 232.8% ($26.0 million) increase in the U.S. Insurance operation principally reflecting increased premium volume coupled with changes in this segments specific reinsurance programs, a 67.1% ($29.9 million) increase in the Specialty
Reinsurance operation principally attributable to increased premium volume in A&H business together with catastrophe losses relating to the Petrobras Oil Rig event and $1.0 million of losses from the Bermuda Reinsurance operation, which began writing business late in 2000. These increases were partially offset by an 10.4% ($8.7 million) decrease in the U.S. Reinsurance operation reflecting decreased premium volume and a 2.1% ($1.2 million) decrease in the International Reinsurance operation principally attributable to decreased catastrophe losses. Incurred losses and LAE for each operation were also impacted by variability relating to changes in the level of premium volume and mix of business by class and type.

The Company's loss and LAE ratio ("loss ratio"), which is calculated by dividing incurred losses and LAE by premiums earned, increased by 0.3 percentage points to 74.1% in the three months ended March 31, 2001 from 73.8% in the three months ended March 31, 200 reflecting the incurred losses and LAE discussed above. The following table shows the loss ratios for each of the Company's operating segments for the three months ended March 31, 2001 and 2000. The loss ratios for all operations were impacted by the factors noted above.

                          OPERATING SEGMENT LOSS RATIOS
-----------------------------------------------------------------------------
              Segment                              2001                 2000
-----------------------------------------------------------------------------
U.S. Reinsurance                                   69.1%                70.5%
U.S. Insurance                                     71.3%                60.4%
Specialty Reinsurance                              79.5%                71.7%
International Reinsurance                          75.8%                85.4%
Bermuda Reinsurance                                 N/M                  N/A

Underwriting expenses increased by 22.9% to $95.1 million in the three months ended March 31, 2001 from $77.3 million in the three months ended March 31, 2000. Commission, brokerage, taxes and fees increased by $16.3 million, principally reflecting increases in premium volume and changes in the mix of business. Other underwriting expenses increased by $1.4 million. Contributing to these underwriting expense increases were a 93.6% ($8.5 million) increase in the U.S. Insurance operation, a 31.1% ($6.0 million) increase in the Specialty Reinsurance operation, a 9.5% ($1.8 million) increase in the International
Reinsurance operation, a 0.7% ($0.2 million) increase in the U.S. Reinsurance operation and $0.9 million of expenses from the Bermuda Reinsurance operation. The changes for each operation's expenses principally resulted from changes in commission expenses related to changes in premium volume and business mix by class and type and, in some cases, changes in the use of specific reinsurance and the underwriting performance of the underlying business. The Company's expense ratio, which is calculated by dividing underwriting expenses by premiums earned, was 28.9% for the three months ended March 31, 2001 compared to 29.1% for the three months ended March 31, 2000.

The Company's combined ratio, which is the sum of the loss and expense ratios, increased by 0.2 percentage points to 103.0% in the three months ended March 31, 2001 compared to 102.8% in the three months ended March 31, 2000. The following table shows the combined ratios for each of the Company's operating segments for the three months ended March 31, 2001 and 2000. The combined ratios for all operations were impacted by the loss and expense ratio variability noted above.

                        OPERATING SEGMENT COMBINED RATIOS
-----------------------------------------------------------------------------
              Segment                              2001                 2000
-----------------------------------------------------------------------------
U.S. Reinsurance                                   96.4%                95.3%
U.S. Insurance                                    104.9%               109.3%
Specialty Reinsurance                             106.5%               102.8%
International Reinsurance                         104.6%               114.3%
Bermuda Reinsurance                                 N/M                  N/A

Interest expense for the three months ended March 31, 2001 was $12.4 million compared to $3.1 million for the three months ended March 31, 2000. Interest expense for the three months ended March 31, 2001 reflects $9.7 million relating to Holdings' issuance of senior notes and $2.7 million relating to Holdings' borrowings under it's revolving credit facility. Interest expense for the three months ended March 31, 2000 reflects $1.6 million relating to Holdings' issuance of senior notes and $1.5 million relating to Holdings' borrowings under its revolving credit facility.

Other income for the three months ended March 31, 2001 was $0.4 million compared to $0.8 million for the three months ended March 31, 2000. Significant contributors to other income for the three months ended March 31, 2001 were foreign exchange gains as well as financing fees, offset by losses realized in connection with future derivative loss events and the amortization of deferred expenses relating to Holdings' issuance of senior notes in 2000. Other income for the three months ended March 31, 2000 principally included foreign exchange gains and financing fees. The foreign exchange gains for both periods are attributable to fluctuations in foreign currency exchange rates.

INVESTMENT RESULTS. Net investment income increased 31.2% to $86.2 million in the three months ended March 31, 2001 from $65.0 million in the three months ended March 31, 2000, principally reflecting the effect of investing the $134.6 million of cash flow from operations in the twelve months ended March 31, 2001, the investment of the $450.0 million in proceeds from Holdings' issuance of senior notes and the investment of the approximately $554.5 million of additional net invested assets resulting from the acquisitions of Mt. McKinley and AFC Re. The following table shows a comparison of various investment yields as of March 31, 2001 and December 31, 2000, respectively, and for the periods ended March 31, 2001 and 2000, respectively.

                                                           2001         2000
                                                           ------------------
Imbedded pre-tax yield of cash and invested
 assets at March 31, 2001 and December 31, 2000             6.7%         6.7%
Imbedded after-tax yield of cash and invested
 assets at March 31, 2001 and December 31, 2000             5.4%         5.4%
Annualized pre-tax yield on average cash and
 invested assets for the three months ended March 31,
 2001 and 2000                                              6.4%         5.9%
Annualized after-tax yield on average cash and
 invested assets for the three months ended March 31,
 2001 and 2000                                              5.2%         4.6%

Net realized capital losses were $5.1 million in the three months ended March 31, 2001, reflecting realized capital losses on the Company's investments of $5.7 million, partially offset by $0.6 million of realized capital gains, compared to net realized capital gains of $7.8 million in the three months ended March 31, 2000. The net realized capital gains in the three months ended March 31, 2000 reflected realized capital gains of $17.4 million, partially offset by $9.6 million of realized capital losses. The realized capital losses in the three months ended March 31, 2001 and 2000 arose mainly from activity in the Company's U.S. fixed maturity portfolio. The realized capital gains in the three months ended March 31, 2001 arose mainly from activity in the Company's non-U.S. fixed maturity portfolio and the realized capital gains in the three months ended March 31, 2000 arose mainly from activity in the Company's equity portfolio.

INCOME TAXES. The Company recognized income tax expense of $9.0 million in the three months ended March 31, 2001 compared to $14.5 million in the three months ended March 31, 2000 principally reflecting the realized capital losses in the three months ended March 31, 2001 compared to the realized capital gains in the three months ended March 31, 2000. In addition, the relationship of tax-exempt income to pre-tax income declined due to shifts in the Company's investment mix, offset by the increase in foreign income not expected to be subject to tax in the United States.

NET INCOME. Net income was $50.1 million in the three months ended March 31, 2001 compared to $48.6 million in the three months ended March 31, 2000. This increase generally reflects the improved underwriting, investment and tax results, partially offset by realized capital losses and increased interest expense.


FINANCIAL CONDITION

INVESTED ASSETS. Aggregate invested assets, including cash and short-term investments, were $5,516.2 million at March 31, 2001 and $5,493.0 million at December 31, 2000. The increase in invested assets between December 31, 2000 and March 31, 2001 resulted primarily from $72.8 million in net unrealized appreciation of the Company's fixed maturity portfolio and $63.5 million in cash flows from operations generated during the three months ended March 31, 2001. This increase was partially offset by $103.0 million payments on the Company's credit facility and $4.0 million in net unrealized depreciation of the Company's equity portfolio.

LIQUIDITY. The Company's liquidity requirements are met on both a short- and long-term basis by funds provided by premiums collected, investment income, collected reinsurance receivables balances and from the sale and maturity of investments together with the availability of funds under the Company's revolving credit facility. The Company's net cash flows from operating activities were $63.5 million and $18.8 million in the three months ended March 31, 2001 and 2000, respectively. These cash flows were impacted by net catastrophe loss payments of $4.0 million and $14.8 million in the three months ended March 31, 2001 and 2000, respectively, and by net income taxes paid of $2.6 million and $6.4 million for the three months ended March 31, 2001 and 2000, respectively. Management believes that net cash flows from operating activities, after consideration of the factors noted above, are generally consistent with expectations given changes in the Company's mix of business over the past few years toward products with shorter loss development and payout periods and normal variability in the payout of loss reserves.

Proceeds from sales, calls and maturities and investment asset acquisitions were $448.9 million and $411.3 million, respectively, in the three months ended March 31, 2001, compared to $218.1 million and $708.3 million, respectively, in the three months ended March 31, 2000. The investment asset acquisitions in the three months ended March 31, 2000 reflect the proceeds from Holdings' issuance of senior notes. The Company's current investment strategy seeks to maximize after-tax income through a high quality, diversified, duration sensitive, taxable bond and tax-exempt municipal bond portfolio, while maintaining an adequate level of liquidity.

On December 21, 1999, Holdings entered into a three-year senior revolving credit facility with a syndicate of lenders (the "Credit Facility"). First Union National Bank is the administrative agent for the Credit Facility. The Credit Facility is used for liquidity and general corporate purposes and replaced a prior credit facility. The Credit Facility provides for the borrowing of up to $150.0 million with interest at a rate selected by Holdings equal to either (i) the Base Rate (as defined below) or (ii) an adjusted London InterBank Offered Rate ("LIBOR") plus a margin. The Base Rate is the higher of the rate of interest established by First Union National Bank from time to time as its prime rate or the Federal Funds rate plus 0.5% per annum. On December 18, 2000, the Credit Facility was amended to extend the borrowing limit to $235.0 million for a period of 120 days. This 120-day period expired during the three months ended March 31, 2001 and the limit reverted back to $150.0 million. The amount of margin and the fees payable for the Credit Facility depend upon Holdings' senior unsecured debt rating. Group has guaranteed all of Holdings' obligations under the Credit Facility.

The Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1, Holdings to maintain a minimum interest coverage ratio of 2.5 to 1 and Everest Re to maintain its statutory surplus at $850.0 million plus 25% of aggregate net income and 25% of aggregate capital contributions earned or received after December 31, 1999. The Company was in compliance with all covenants under the facility at March 31, 2001 and 2000 as well as for the three months ended March 31, 2001 and 2000.

During the three months ended March 31, 2001, Holdings made net payments on the Credit Facility of $103.0 million. As of March 31, 2001 and 2000, Holdings had outstanding Credit Facility borrowings of $132.0 million and $106.0 million, respectively. Interest expense incurred in connection with these borrowings was $2.7 million and $1.5 million for the three months ended March 31, 2001 and 2000, respectively.

During the first quarter of 2000, Holdings completed a public offering of $200.0 million principal amount of 8.75% senior notes due March 15, 2010 and $250.0 million principal amount of 8.5% senior notes due March 15, 2005. During the first quarter of 2000, Holdings distributed $400.0 million of these proceeds to Group of which $250.0 million was used by Group to capitalize Everest Reinsurance (Bermuda), Ltd. Interest expense incurred in connection with these senior notes was $9.7 million and $1.6 million for the three months ended March 31, 2001 and 2000, respectively.

SHAREHOLDERS' EQUITY. The Company's shareholders' equity increased to $1,680.3 million as of March 31, 2001, from $1,583.4 million as of December 31, 2000, principally reflecting net income of $50.1 million for the three months ended March 31, 2001 and net unrealized appreciation of $49.7 million on the Company's investments. Dividends of $3.2 million were declared and paid by the Company in the three months ended March 31, 2001. During the three months ended March 31, 2000, the Company repurchased 0.650 million of its common shares at an average price of $25.24 per share, raising the total repurchases under the Company's authorized repurchase program to 4.720 million shares at an average price of $27.60 per share with a total repurchase expenditure to date of $130.4 million. At March 31, 2001, 2.180 million shares remained available for repurchase under the existing repurchase authorization. As part of the Company's restructuring, the treasury shares held by the Company prior to February 24, 2000 were retired, resulting in a reduction to treasury shares with a corresponding reduction of paid-in capital and common shares.

MARKET SENSITIVE INSTRUMENTS. The Company's risks associated with market sensitive instruments have not changed materially since the period ended December 31, 2000.

SAFE HARBOR DISCLOSURE. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "Act"), the Company in its Form 10-K for the fiscal year ended December 31, 2000 set forth cautionary statements identifying important factors, among others, that could cause its actual results to differ materially from those which might be projected, forecasted or estimated in its forward-looking statements, as defined in the Act, made by or on behalf of the Company in press releases, written statements or documents filed with the Securities and Exchange Commission, or in its communications and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls. These cautionary statements supplement other factors contained in this report which could cause the Company's actual results to differ materially from those which might be projected, forecasted or estimated in its forward-looking statements.

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

Part I - Item 3


                             EVEREST RE GROUP, LTD.
                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK


MARKET RISK INSTRUMENTS. The Company's risks associated with market sensitive instruments have not changed materially since the period ended December 31, 2000.

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

PART II - ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibit Index:

     Exhibit No.        Description                               Location
     -----------        -----------                               --------

     * 10.1             Amendment of Employment Agreement by      Filed herewith
                        and among Everest Reinsurance Company,
                        Everest Reinsurance Holdings, Inc.,
                        Everest Re Group, Ltd., Everest Global
                        Services, Inc. and Joseph V. Taranto,
                        dated March 30, 2001.

     * 10.2             Amendment of Employment Agreement by      Filed herewith
                        and among Everest Reinsurance Company,
                        Everest Reinsurance Holdings, Inc.,
                        Everest Re Group, Ltd., Everest Global
                        Services, Inc. and Joseph V. Taranto,
                        dated April 20, 2001.

     * 10.3             Amendment of Change of Control            Filed herewith
                        Agreement by and among Everest
                        Reinsurance Company, Everest
                        Reinsurance Holdings, Inc., Everest Re
                        Group, Ltd., Everest Global Services,
                        Inc. and Joseph V. Taranto, dated
                        March 30, 2001.

     11.1               Statement regarding computation of per    Filed herewith
                        share earnings

--------------------------
* Management contract or compensatory plan or arrangement.

b) There were no reports on Form 8-K filed during the three-month period ending March 31, 2001.

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



Dated:  May 10, 2001