Form 10-Q
period 2001-06-30
EVEREST RE GROUP LTD
filed 2001-08-09
CIK 1095073

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:                                   Commission File Number:
    JUNE 30, 2001                                               1-15731
----------------------                                   -----------------------

                             EVEREST RE GROUP, LTD.
                            ------------------------
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

                           YES    X                  NO
                                -----                    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                    Number of Shares Outstanding
             Class                                       at August 7, 2001
             -----                                  ----------------------------
Common Shares,     $.01 par value                           46,216,237

                             EVEREST RE GROUP, LTD.

                               INDEX TO FORM 10-Q

                                     PART I

                              FINANCIAL INFORMATION
                              ---------------------
                                                                            Page
                                                                            ----
ITEM 1.  FINANCIAL STATEMENTS
         --------------------

         Consolidated Balance Sheets at June 30, 2001 (unaudited)
          and December 31, 2000                                                3

         Consolidated Statements of Operations and Comprehensive
          Income for the three and six months ended June 30, 2001
          and 2000 (unaudited)                                                 4

         Consolidated Statements of Changes in Shareholders' Equity
          for the three and six months ended June 30, 2001 and 2000
          (unaudited)                                                          5

         Consolidated Statements of Cash Flows for the three and
          six months ended June 30, 2001 and 2000 (unaudited)                  6

         Notes to Consolidated Financial Statements (unaudited)                7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
         AND RESULTS OF OPERATIONS                                            18
         -------------------------

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK           31
         ----------------------------------------------------------

                                     PART II

                                OTHER INFORMATION
                                -----------------

ITEM 1.  LEGAL PROCEEDINGS                                                    32
         -----------------

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                            32
         -----------------------------------------

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                    None
         -------------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  32
         ---------------------------------------------------

ITEM 5.  OTHER INFORMATION                                                  None
         -----------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                     33
         --------------------------------

                             EVEREST RE GROUP, LTD.
                           CONSOLIDATED BALANCE SHEETS
               (Dollars in thousands, except par value per share)

                                          June 30,      December 31,
                                        ------------    ------------
                                            2001            2000
                                        ------------    ------------
ASSETS:                                  (unaudited)
Fixed maturities - available for
 sale, at market value (amortized
 cost: 2001, $5,154,294; 2000,
 $4,849,679)                            $  5,293,250    $  4,951,893
Equity securities, at market value
 (cost: 2001, $26,653; 2000,
 $22,340)                                     27,042          36,491
Short-term investments                       236,693         398,542
Other invested assets                         32,538          29,211
Cash                                          18,121          76,823
                                        ------------    ------------
   Total investments and cash              5,607,644       5,492,960


Accrued investment income                     82,681          77,312
Premiums receivable                          433,851         394,137
Reinsurance receivables                      574,824         508,998
Funds held by reinsureds                     161,433         161,350
Deferred acquisition costs                   134,030         106,638
Prepaid reinsurance premiums                  64,148          58,196
Deferred tax asset                           200,940         174,482
Other assets                                  57,129          39,022
                                        ------------    ------------
TOTAL ASSETS                            $  7,316,680    $  7,013,095
                                        ============    ============

LIABILITIES:
Reserve for losses and adjustment
 expenses                               $  3,836,430    $  3,786,178
Future policy benefit reserve                229,564         206,589
Unearned premium reserve                     505,533         401,148
Funds held under reinsurance treaties        129,946         110,464
Losses in the course of payment              102,011         102,167
Contingent commissions                         5,803           9,380
Other net payable to reinsurers               66,365          60,564
Current federal income taxes                 (11,374)         (8,209)
8.5% Senior notes due 3/15/2005              249,654         249,615
8.75% Senior notes due 3/15/2010             199,040         199,004
Revolving credit agreement borrowings        134,000         235,000
Accrued interest on debt and
 borrowings                                   11,446          12,212
Other liabilities                            150,266          65,631
                                        ------------    ------------
   Total liabilities                       5,608,684       5,429,743
                                        ------------    ------------


SHAREHOLDERS' EQUITY:
Preferred shares, par value: $0.01;
 50 million shares authorized; no
 shares issued and outstanding                   -               -
Common shares, par value: $0.01;
 200 million shares authorized;
 46.2 million shares issued in 2001
 and 46.0 million shares issued
 in 2000                                         462             460
Additional paid-in capital                   267,252         259,958
Unearned compensation                           (136)           (170)
Accumulated other comprehensive
 income, net of deferred income
 taxes of $35.9 million in 2001
 and $30.4 million in 2000                    89,192          72,846
Retained earnings                          1,351,281       1,250,313
Treasury shares, at cost; 0.0
 million shares in 2001 and 2000                 (55)            (55)
                                        ------------    ------------
   Total shareholders' equity              1,707,996       1,583,352
                                        ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS'
 EQUITY                                 $  7,316,680    $  7,013,095
                                        ============    ============

The accompanying notes are an integral part of the consolidated financial statements.

                             EVEREST RE GROUP, LTD.
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                (Dollars in thousands, except per share amounts)

                                   Three Months Ended       Six Months Ended
                                        June 30,                June 30,
                                  ---------------------   ---------------------
                                    2001        2000        2001        2000
                                  ---------   ---------   ---------   ---------
                                       (unaudited)             (unaudited)
REVENUES:
Premiums earned                   $ 395,046   $ 285,780   $ 723,632   $ 551,964
Net investment income                87,095      74,426     173,250     139,456
Net realized capital gain (loss)      3,936      (8,188)     (1,121)       (369)
Other income (expense)                  567        (370)        965         440
                                  ---------   ---------   ---------   ---------
Total revenues                      486,644     351,648     896,726     691,491
                                  ---------   ---------   ---------   ---------

CLAIMS AND EXPENSES:
Incurred loss and loss
 adjustment expenses                293,596     233,669     537,072     430,058
Commission, brokerage, taxes
 and fees                            97,126      46,272     179,083     111,930
Other underwriting expenses          14,499      13,028      27,595      24,704
Interest expense on senior notes      9,726       9,722      19,450      11,342
Interest expense on credit
 facility                             1,819       1,888       4,516       3,351
                                  ---------   ---------   ---------   ---------
Total claims and expenses           416,766     304,579     767,716     581,385
                                  ---------   ---------   ---------   ---------

INCOME BEFORE TAXES                  69,878      47,069     129,010     110,106

Income tax                           12,587       8,340      21,589      22,819
                                  ---------   ---------   ---------   ---------

NET INCOME                        $  57,291   $  38,729   $ 107,421   $  87,287
                                  =========   =========   =========   =========


Other comprehensive (loss)
 income, net of tax                 (30,726)     (8,697)     16,346       7,507
                                  ---------   ---------   ---------   ---------

COMPREHENSIVE INCOME              $  26,565   $  30,032   $ 123,767   $  94,794
                                  =========   =========   =========   =========


PER SHARE DATA:
 Average shares outstanding
  (000's)                            46,141      45,820      46,100      45,854
 Net income per common share
  - basic                         $    1.24   $    0.85   $    2.33   $    1.90
                                  =========   =========   =========   =========

 Average diluted shares
  outstanding (000's)                47,088      46,125      47,046      46,065
 Net income per common share
  - diluted                       $    1.22   $    0.84   $    2.28   $    1.89
                                  =========   =========   =========   =========

The accompanying notes are an integral part of the consolidated financial statements.

                             EVEREST RE GROUP, LTD.
                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                (Dollars in thousands, except per share amounts)

                                Three Months Ended         Six Months Ended
                                     June 30,                  June 30,
                              -----------------------   -----------------------
                                 2001         2000         2001         2000
                              ----------   ----------   ----------   ----------
                                    (unaudited)               (unaudited)
COMMON SHARES (shares
 outstanding):
Balance, beginning of
 period                       46,096,378   45,817,697   46,029,354   46,457,817
Issued during the period         109,255        3,644      176,279       12,144
Treasury shares acquired
 during the period                   -            -            -       (650,400)
Treasury shares reissued
 during the period                   -            -            -          1,780
                              ----------   ----------   ----------   ----------
Balance, end of period        46,205,633   45,821,341   46,205,633   45,821,341
                              ==========   ==========   ==========   ==========


COMMON SHARES (par value):
Balance, beginning of
 period                       $      461   $      458   $      460   $      509
Retirement of common
 shares during the period            -            -            -            (51)
Issued during the period               1          -              2          -
                              ----------   ----------   ----------   ----------
Balance, end of period               462          458          462          458
                              ----------   ----------   ----------   ----------

ADDITIONAL PAID IN CAPITAL:
Balance, beginning of
 period                          262,905      252,521      259,958      390,912
Retirement of treasury
 shares during the period            -            -            -       (138,546)
Common shares issued
 during the period                 4,347          248        7,294          405
Treasury shares reissued
 during the period                   -            -            -             (2)
                              ----------   ----------   ----------   ----------
Balance, end of period           267,252      252,769      267,252      252,769
                              ----------   ----------   ----------   ----------

UNEARNED COMPENSATION:
Balance, beginning of
 period                             (153)         (86)        (170)        (109)
Net increase during the
 period                               17           22           34           45
                              ----------   ----------   ----------   ----------
Balance, end of period              (136)         (64)        (136)         (64)
                              ----------   ----------   ----------   ----------

ACCUMULATED OTHER
 COMPREHENSIVE INCOME,
 NET OF DEFERRED INCOME
 TAXES:
Balance, beginning of
 period                          119,918         (497)      72,846      (16,701)
Net (decrease) increase
 during the period               (30,726)      (8,697)      16,346        7,507
                              ----------   ----------   ----------   ----------
Balance, end of period            89,192       (9,194)      89,192       (9,194)
                              ----------   ----------   ----------   ----------

RETAINED EARNINGS:
Balance, beginning of
 period                        1,297,218    1,120,750    1,250,313    1,074,941
Net income                        57,291       38,729      107,421       87,287
Dividends declared ($0.07
 and $0.14 per share in
 2001 and $0.06 and $0.12
 per share in 2000)               (3,228)      (2,749)      (6,453)      (5,498)
                              ----------   ----------   ----------   ----------
Balance, end of period         1,351,281    1,156,730    1,351,281    1,156,730
                              ----------   ----------   ----------   ----------

TREASURY SHARES AT COST:
Balance, beginning of
 period                              (55)         (55)         (55)    (122,070)
Retirement of treasury
 shares during the period            -            -            -        138,399
Treasury shares acquired
 during the period                   -            -            -        (16,426)
Treasury shares reissued
 during the period                   -            -            -             42
                              ----------   ----------   ----------   ----------
Balance, end of period               (55)         (55)         (55)         (55)
                              ----------   ----------   ----------   ----------

TOTAL SHAREHOLDERS' EQUITY,
 END OF PERIOD                $1,707,996   $1,400,644   $1,707,996   $1,400,644
                              ==========   ==========   ==========   ==========

The accompanying notes are an integral part of the consolidated financial statements.

                             EVEREST RE GROUP, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                              Three Months Ended       Six Months Ended
                                   June 30,                June 30,
                             ---------------------   ---------------------
                               2001        2000        2001        2000
                             ---------   ---------   ---------   ---------
CASH FLOWS FROM OPERATING
 ACTIVITIES:                      (unaudited)             (unaudited)
Net income                   $  57,291   $  38,729   $ 107,421   $  87,287
 Adjustments to reconcile
  net income to net cash
  provided by operating
  activities:
 (Increase) in premiums
  receivable                   (26,118)    (17,269)    (42,802)    (47,162)
 Decrease (increase) in
  funds held, net               21,969       7,920      17,928      (5,968)
 (Increase) in reinsurance
  receivables                  (50,382)    (26,515)    (67,116)    (17,818)
 (Increase) in deferred
  tax asset                    (35,018)     (1,726)    (31,901)     (4,482)
 Increase (decrease) in
  reserve for losses and
  loss adjustment expenses      65,484      (2,213)     71,460     (15,864)
 Increase in future policy
  benefit reserve                7,354         -        22,975         -
 Increase in unearned
  premiums                      37,183      14,653     105,355      44,928
 Decrease (increase) in
  other assets and
  liabilities                    8,387     (14,056)    (36,767)    (12,593)
 Non cash compensation
  expense                           17          22          34          45
 Accrual of bond discount
  /amortization of bond
  premium                       (1,938)     (2,903)     (3,998)     (5,111)
 Amortization of
  underwriting discount
  on senior notes                   37          34          75          40
 Realized capital (gains)
  losses                        (3,936)      8,188       1,121         369
                             ---------   ---------   ---------   ---------
Net cash provided by
 operating activities           80,330       4,864     143,785      23,671
                             ---------   ---------   ---------   ---------

CASH FLOWS FROM INVESTING
 ACTIVITIES:
Proceeds from fixed
 maturities matured/called
 - available for sale          225,087      59,349     295,094      88,805
Proceeds from fixed
 maturities sold -
 available for sale            136,881     313,447     215,453     411,137
Proceeds from equity
 securities sold                28,949       5,604      28,949      48,267
Proceeds from other
 invested assets sold               15         -            23         -
Cost of fixed maturities
 acquired - available
 for sale                     (430,817)   (379,238)   (841,738)   (970,183)
Cost of equity securities
 acquired                      (20,027)       (700)    (20,027)     (1,823)
Cost of other invested
 assets acquired                (1,439)        (28)     (1,807)     (1,558)
Net (purchases) sales of
 short-term securities        (119,072)     37,663     156,099     (77,049)
Net increase (decrease)
 in unsettled securities
 transactions                   47,690     (36,434)     72,826      11,868
                             ---------   ---------   ---------   ---------
Net cash (used in)
 investing activities         (132,733)       (337)    (95,128)   (490,536)
                             ---------   ---------   ---------   ---------

CASH FLOWS FROM FINANCING
 ACTIVITIES:
Acquisition of treasury
 shares net of reissuances         -           -           -       (16,533)
Common shares issued
 during the period               4,348         248       7,296         354
Dividends paid to
 shareholders                   (3,228)     (2,749)     (6,453)     (5,498)
Proceeds from issuance
 of senior notes                   -           -           -       448,507
Borrowing on revolving
 credit agreement                2,000         -        22,000      47,000
Repayments on revolving
 credit agreement                  -           -      (123,000)        -
                             ---------   ---------   ---------   ---------
Net cash provided by
 (used in) financing
 activities                      3,120      (2,501)   (100,157)    473,830
                             ---------   ---------   ---------   ---------

EFFECT OF EXCHANGE RATE
 CHANGES ON CASH                (2,619)     (2,211)     (7,202)     (2,355)
                             ---------   ---------   ---------   ---------

Net (decrease) increase
 in cash                       (51,902)       (185)    (58,702)      4,610

Cash, beginning of period       70,023      67,022      76,823      62,227
                             ---------   ---------   ---------   ---------
Cash, end of period          $  18,121   $  66,837   $  18,121   $  66,837
                             =========   =========   =========   =========

SUPPLEMENTAL CASH FLOW
 INFORMATION
Cash transactions:
Income taxes paid, net       $  51,914   $  32,105   $  54,517   $  38,519
Interest paid                $   1,911   $   1,886   $  24,657   $   2,910
Non-cash financing
 transaction:
Issuance of common shares    $      17   $      22   $      34   $      45

The accompanying notes are an integral part of the consolidated financial statements.

                             EVEREST RE GROUP, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

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

The consolidated financial statements of the Company for the three and six months ended June 30, 2001 and 2000 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the results on an interim basis. Certain financial information, which is normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America, has been omitted since it is not required for interim reporting purposes. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America. The results for the three and six months ended June 30, 2001 and 2000 are not necessarily indicative of the results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2000, 1999 and 1998 included in the Company's most recent Form 10-K filing.

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

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000


Everest Re remain in effect following the acquisition. However, these contracts have become transactions with affiliates with the financial impact eliminated in consolidation.

Also during 2000, the Company completed two additional acquisitions, Southeastern Security Insurance Company, a United States property and casualty company whose primary business is non-standard automobile insurance, and AFC Re, Ltd., a Bermuda based life and annuity reinsurer.

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

                             EVEREST RE GROUP, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000


McKinley, which has significant exposure to asbestos and environmental claims, Prudential Property and Casualty Insurance Company ("Prupac"), a subsidiary of The Prudential, provided reinsurance to Mt. McKinley covering 80% ($160.0 million) of the first $200.0 million of any adverse development of Mt. McKinley's reserves as of September 19, 2000 and The Prudential guaranteed Prupac's obligations to Mt. McKinley. Through June 30, 2001, cessions under this reinsurance agreement have reduced the available remaining limits to $145.8 million net of coinsurance. Due to the uncertainties discussed above, the ultimate losses may vary materially from current loss reserves and, depending on coverage under the Company's various reinsurance arrangements, could have a material adverse effect on the Company's future financial condition, results of operations and cash flows.

The  following   table  shows  the   development  of  prior  year  asbestos  and
environmental reserves on both a gross and net of retrocessional basis for the three and six months ended June 30, 2001 and 2000:

(dollar amounts in thousands)    Three Months Ended         Six Months Ended
                                      June 30,                  June 30,
                                 2001         2000         2001         2000
                               ---------    ---------    ---------    ---------
Gross basis:
Beginning of period
 reserves (1)                  $ 690,659    $ 598,046    $ 693,704    $ 614,236
Incurred losses                    5,000          -         17,110          -
Paid losses                      (21,732)     (17,778)     (36,887)     (33,968)
                               ---------    ---------    ---------    ---------
End of period reserves         $ 673,927    $ 580,268    $ 673,927    $ 580,268
                               =========    =========    =========    =========

Net basis:
Beginning of period
 reserves (1)                  $ 616,753    $ 357,085    $ 628,535    $ 365,069
Incurred losses                      817          -          2,703          -
Paid losses                      (11,074)     (12,181)     (24,742)     (20,165)
                               ---------    ---------    ---------    ---------
End of period reserves         $ 606,496    $ 344,904    $ 606,496    $ 344,904
                               =========    =========    =========    =========

(1) The January 1, 2001 beginning of period reserves include Mt. McKinley's reserves from the 2000 acquisition transaction.

                             EVEREST RE GROUP, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000


At June 30, 2001, the gross reserves for asbestos and environmental losses were comprised of $110.3 million representing case reserves reported by ceding companies, $63.9 million representing additional case reserves established by the Company on assumed reinsurance claims, $160.1 million representing case reserves established by the Company on direct excess insurance claims, including Mt. McKinley, and $339.6 million representing incurred but not reported ("IBNR") reserves.

The Company is involved from time to time in ordinary routine litigation and arbitration proceedings incidental to its business. The Company does not believe that there are any other material pending legal proceedings to which it or any of its subsidiaries or their properties are subject.

The Prudential sells annuities which are purchased by property and casualty insurance companies to settle certain types of claim liabilities. In 1993 and prior years, the Company, for a fee, accepted the claim payment obligation of these property and casualty insurers, and, concurrently, became the owner of the annuity or assignee of the annuity proceeds. In these circumstances, the Company would be liable if The Prudential were unable to make the annuity payments. The estimated cost to replace all such annuities for which the Company was contingently liable at June 30, 2001 was $140.7 million.

The Company has purchased annuities from an unaffiliated life insurance company to settle certain claim liabilities of the Company. Should the life insurance company become unable to make the annuity payments, the Company would be liable for those claim liabilities. The estimated cost to replace such annuities at June 30, 2001 was $13.2 million.

                             EVEREST RE GROUP, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000


4.  EARNINGS PER SHARE

Net income per common share has been computed as follows:

(shares and dollar amounts
 in thousands except per
 share amounts)
                                 Three Months Ended         Six Months Ended
                                       June 30,                  June 30,
                                  2001         2000         2001         2000
                                ---------    ---------    ---------    ---------
Net income (numerator)          $  57,291    $  38,729    $ 107,421    $  87,287
                                =========    =========    =========    =========

Weighted average common
 and effect of dilutive
 shares used in the
 computation of net
 income per share:
 Average shares outstanding -
  basic (denominator)              46,141       45,820       46,100       45,854
 Effect of dilutive shares            947          305          946          211
                                ---------    ---------    ---------    ---------
 Average shares outstanding -
  diluted (denominator)            47,088       46,125       47,046       46,065

Net income per common share:
 Basic                          $    1.24    $    0.85    $    2.33    $    1.90
 Diluted                        $    1.22    $    0.84    $    2.28    $    1.89

All outstanding options to purchase common shares at June 30, 2001 were included in the computation of diluted earnings per share for the three month and six month periods ended on such dates, because the average market price of the common shares was greater than the options exercise price during these periods. As of June 30, 2000, options to purchase 734,000 shares of common shares, were outstanding but were not included in the computation of diluted earnings per share for the three month and six month periods ended on such date, because the options' exercise price was greater than the average market price of the common shares during the period.

                             EVEREST RE GROUP, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000


5.  OTHER COMPREHENSIVE INCOME

The Company's other comprehensive income is comprised as follows:

(dollar amounts in thousands)        Three Months Ended         Six Months Ended
                                          June 30,                  June 30,
                                     2001         2000         2001         2000
                                   ---------    ---------    ---------    ---------
Net unrealized (depreciation)
 appreciation  of investments,
 net of deferred income taxes      ($ 32,613)   ($  9,343)   $  17,137    $   7,701
Currency translation
 adjustments, net of deferred
 income taxes                          1,887          646         (791)        (194)
                                   ---------    ---------    ---------    ---------
Other comprehensive (loss)
 income, net of deferred
 income taxes                      ($ 30,726)   ($  8,697)   $  16,346    $   7,507
                                   =========    =========    =========    =========

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

The Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1, Holdings to maintain a minimum interest coverage ratio of 2.5 to 1 and Everest Re to maintain its statutory surplus at $850.0 million plus 25% of aggregate net income and 25% of aggregate capital contributions earned or received after December 31, 1999. The Company was in compliance with all covenants under the facility at June 30, 2001 and 2000 as well as for the three and six months ended June 30, 2001 and 2000.

                             EVEREST RE GROUP, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000


During the three and six months ended June 30, 2001, Holdings made payments on the Credit Facility of $0.0 million and $123.0 million, respectively, and borrowings of $2.0 million and $22.0 million, respectively. As of June 30, 2001 and 2000, Holdings had outstanding Credit Facility borrowings of $134.0 million and $106.0 million, respectively. Interest expense incurred in connection with these borrowings was $1.8 million and $1.9 million for the three months ended June 30, 2001 and 2000, respectively, and $4.5 million and $3.4 million for the six months ended June 30, 2001 and 2000, respectively.


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

Interest expense incurred in connection with these senior notes was $9.7 million for the three months ended June 30, 2001 and 2000, and $19.5 million and $11.3 million for the six months ended June 30, 2001 and 2000, respectively.


8.  SEGMENT REPORTING

During the quarter ended December 31, 2000, the Company's management realigned its operating segments to better reflect the way that management monitors and evaluates the Company's financial performance. The Company has restated all information for prior years to conform to the new segment structure. The Company, through its subsidiaries, operates in five segments: U.S. Reinsurance, U.S. Insurance, Specialty Reinsurance, International Reinsurance and Bermuda Reinsurance. The U.S. Reinsurance operation writes property and casualty treaty reinsurance through reinsurance brokers as well as directly with ceding companies within the United States, in addition to property, casualty and specialty facultative reinsurance through brokers and directly with ceding companies within the United States. The U.S. Insurance operation writes property and casualty insurance primarily through general agent relationships and surplus lines brokers within the United States. The Specialty Reinsurance operation writes accident and health, marine, aviation and surety business within the United States and worldwide through brokers and directly with ceding companies. The International Reinsurance operation writes property and casualty reinsurance through the Company's branches in Belgium, London, Canada, and Singapore, in addition to foreign "home-office" business. The Bermuda Reinsurance operation writes property, casualty, life and annuity business through brokers and directly with ceding companies.

                             EVEREST RE GROUP, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000


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

The following tables present the relevant underwriting results for the operating segments for the three and six months ended June 30, 2001 and 2000, with all dollar values presented in thousands.

                                U.S. REINSURANCE
--------------------------------------------------------------------------------
                                  Three Months Ended         Six Months Ended
                                       June 30,                  June 30,
                                  2001         2000         2001         2000
                                ------------------------------------------------
Earned premiums                 $ 140,256    $ 109,754    $ 249,366    $ 229,027
Incurred losses and loss
 adjustment expenses              109,734       93,934      185,095      177,933
Commission and brokerage           37,322        1,282       63,852       26,842
Other underwriting expenses         4,094        4,075        7,334        8,077
                                ---------    ---------    ---------    ---------
Underwriting (loss) gain       ($  10,894)   $  10,463   ($   6,915)   $  16,175
                                =========    =========    =========    =========

                                 U.S. INSURANCE
--------------------------------------------------------------------------------
                                  Three Months Ended         Six Months Ended
                                       June 30,                  June 30,
                                  2001         2000         2001         2000
                                ------------------------------------------------
Earned premiums                 $  68,357    $  20,456    $ 120,498    $  38,959
Incurred losses and loss
 adjustment expenses               49,065       13,423       86,264       24,685
Commission and brokerage           13,990        4,480       27,528       10,809
Other underwriting expenses         3,952        2,774        7,917        5,486
                                ---------    ---------    ---------    ---------
Underwriting gain (loss)        $   1,350   ($     221)  ($   1,211)  ($   2,021)
                                =========    =========    =========    =========

                             EVEREST RE GROUP, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                              SPECIALTY REINSURANCE
--------------------------------------------------------------------------------
                                  Three Months Ended         Six Months Ended
                                       June 30,                  June 30,
                                  2001         2000         2001         2000
                                ------------------------------------------------
Earned premiums                 $  99,070    $  80,615    $ 192,808    $ 142,826
Incurred  losses and loss
 adjustment expenses               73,547       69,537      148,096      114,163
Commission and brokerage           23,630       21,424       47,565       39,393
Other underwriting expenses         1,578        1,535        2,950        2,863
                                ---------    ---------    ---------    ---------
Underwriting gain (loss)        $     315   ($  11,881)  ($   5,803)  ($  13,593)
                                =========    =========    =========    =========

                            INTERNATIONAL REINSURANCE
--------------------------------------------------------------------------------
                                  Three Months Ended         Six Months Ended
                                       June 30,                  June 30,
                                  2001         2000         2001         2000
                                ------------------------------------------------
Earned premiums                 $  83,401    $  74,955    $ 156,404    $ 141,152
Incurred  losses and loss
 adjustment expenses               57,897       56,775      113,236      113,277
Commission and brokerage           21,884       19,086       39,734       34,886
Other underwriting expenses         3,446        3,460        6,613        6,846
                                ---------    ---------    ---------    ---------
Underwriting gain (loss)        $     174   ($   4,366)  ($   3,179)  ($  13,857)
                                =========    =========    =========    =========

                               BERMUDA REINSURANCE
--------------------------------------------------------------------------------
                                  Three Months Ended         Six Months Ended
                                       June 30,                  June 30,
                                  2001         2000         2001         2000
                                ------------------------------------------------
Earned premiums                 $   3,962    $     -      $   4,556    $     -
Incurred  losses and loss
 adjustment expenses                3,353          -          4,381          -
Commission and brokerage              300          -            404          -
Other underwriting expenses           (65)         -            741          -
                                ---------    ---------    ---------    ---------
Underwriting gain (loss)        $     374    $     -     ($     970)   $     -
                                =========    =========    =========    =========

                             EVEREST RE GROUP, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000


The following table reconciles the underwriting results for the operating segments to income before tax as reported in the consolidated statements of operations and comprehensive income, with all dollar values presented in thousands:

                                ------------------------------------------------
                                  Three Months Ended         Six Months Ended
                                       June 30,                  June 30,
                                  2001         2000         2001         2000
                                ------------------------------------------------
Underwriting (loss)            ($   8,681)  ($   6,005)  ($  18,078)  ($  13,296)
Net investment income              87,095       74,426      173,250      139,456
Realized gain (loss)                3,936       (8,188)      (1,121)        (369)
Corporate operations                1,494        1,184        2,040        1,432
Interest expense                   11,545       11,610       23,966       14,693
Other income (expense)                567         (370)         965          440
                                ---------    ---------    ---------    ---------
Income before taxes             $  69,878    $  47,069    $ 129,010    $ 110,106
                                =========    =========    =========    =========

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

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000


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

In June 2001, the FASB issued FAS 142, "Goodwill and Other Intangible Assets". FAS 142 establishes new accounting and reporting standards for acquired goodwill and other intangible assets. It requires that an entity determine if the goodwill or other intangible asset has an indefinite useful life or a finite useful life. Those with indefinite useful lives will not be subject to amortization and must be tested annually for impairment. Those with finite useful lives will be subject to amortization and must be tested annually for impairment. This statement is effective for all fiscal quarters of all fiscal years beginning after December 15, 2001. Management believes that implementation of this statement will not have a material impact on the financial position of the Company.

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

Also during 2000, the Company completed two additional acquisitions, Southeastern Security Insurance Company ("SSIC"), a United States property and casualty company whose primary business is non-standard auto mobile insurance, and AFC Re, Ltd. ("AFC Re"), a Bermuda based life and annuity reinsurer.

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

SEGMENT INFORMATION

During the quarter ended December 31, 2000, the Company's management realigned its operating segments to better reflect the way that management monitors and evaluates the Company's financial performance. The Company has restated all information for prior years to conform to the new segment structure. The Company, through its subsidiaries, operates in five segments: U.S. Reinsurance, U.S. Insurance, Specialty Reinsurance, International Reinsurance and Bermuda Reinsurance. The U.S. Reinsurance operation writes property and casualty treaty reinsurance through reinsurance brokers as well as directly with ceding companies within the United States, in addition to property, casualty and specialty facultative reinsurance through brokers and directly with ceding companies within the United States. The U.S. Insurance operation writes property and casualty insurance primarily through general agent relationships and surplus lines brokers within the United States. The Specialty Reinsurance operation writes accident and health ("A&H"), marine, aviation and surety business within the United States and worldwide through brokers and directly with ceding companies. The International Reinsurance operation writes property and casualty reinsurance through the Company's branches in Belgium, London, Canada, and
Singapore, in addition to foreign "home-office" business. The Bermuda Reinsurance operation writes property, casualty, life and annuity business through brokers and directly with ceding companies.

These segments are managed in a carefully coordinated fashion with strong elements of central control, including with respect to capital, investments and support operations. As a result, management monitors and evaluates the financial performance of these operating segments principally based upon their underwriting results.

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

PREMIUMS. Gross premiums written increased 49.1% to $486.5 million in the three months ended June 30, 2001 from $326.2 million in the three months ended June 30, 2000 as the Company took advantage of selected growth opportunities, while continuing to maintain a disciplined underwriting approach. Premium growth areas included a 231.7% ($87.0 million) increase in the U.S. Insurance operation, principally attributable to growth in workers' compensation insurance, a 32.5% ($40.6 million) increase in the U.S. Reinsurance operation, primarily reflecting improved market conditions, a 26.3% ($21.7 million) increase in the Specialty Reinsurance operation, principally attributable to growth in medical stop loss business, a component of A&H writings, an 8.8% ($7.1 million) increase in the International Reinsurance operation, mainly attributable to growth in Latin America and $3.9 million of writings through the Bermuda Reinsurance operation, which began writing business late in 2000. The Company continued to decline business that did not meet its objectives regarding underwriting profitability.

Ceded premiums increased to $65.8 million in the three months ended June 30, 2001 from $31.1 million in the three months ended June 30, 2000. This increase was principally attributable to the higher utilization of contract specific retrocessions in the U.S. Insurance operation, including a 100% ceded program, first written in the third quarter of 2000, which contributed $19.3 million to the increase. The ceded premiums for the three months ended June 30, 2001 and 2000 included adjustment premiums of $15.4 million and $11.7 million, respectively, relating to claims made under the 1999 accident year aggregate excess of loss element of the Company's corporate retrocessional program.

Net premiums written increased by 42.5% to $420.6 million in the three months ended June 30, 2001 from $295.1 million in the three months ended June 30, 2000. This increase was consistent with the increase in gross premiums written, partially offset by the increase in ceded premiums.

PREMIUM REVENUES. Net premiums earned increased by 38.2% to $395.0 million in the three months ended June 30, 2001 from $285.8 million in the three months ended June 30, 2000. Contributing to this increase was a 234.2% ($47.9 million) increase in the U.S. Insurance operation, a 27.8% ($30.5 million) increase in the U.S. Reinsurance operation, a 22.9% ($18.5 million) increase in the
Specialty Reinsurance operation, an 11.3% ($8.4 million) increase in the International Reinsurance operation and $4.0 million of net premiums earned from the Bermuda Reinsurance operation. All of these changes reflect period to period changes in net written premiums and business mix together with normal variability in earnings patterns. Business mix changes occur not only as the Company shifts emphasis between products, lines of business, distribution channels and markets but also as individual contracts renew or non-renew, almost always with changes in coverage, structure, prices and/or terms, and as new contracts are accepted with coverages, structures, prices and/or terms different from those of expiring contracts. As premium reporting and earnings and loss and commission characteristics derive from the provisions of individual contracts, the continuous turnover of individual contracts, arising from both strategic shifts and day to day underwriting, can and does introduce appreciable background variability in various underwriting line items.

EXPENSES. Incurred loss and loss adjustment expenses ("LAE") increased by 25.6% to $293.6 million in the three months ended June 30, 2001 from $233.7 million in the three months ended June 30, 2000. The increase in incurred losses and LAE was principally attributable to the increase in net premiums earned and also reflects the impact of changes in the Company's mix of business. Incurred losses and LAE include catastrophe losses, which include the impact of both current period events, and favorable and unfavorable development on prior period events and are net of reinsurance. Catastrophe losses, net of contract specific cessions but before cessions under the corporate retrocessional program, were $13.9 million in the three months ended June 30, 2001 and related principally to the tropical storm Alison loss event compared to net catastrophe losses of $6.2 million in the three months ended June 30, 2000. Incurred losses and LAE for the three months ended June 30, 2001 reflected ceded losses and LAE of $74.4 million compared to ceded losses and LAE in the three months ended June 30, 2000 of $40.5 million, with the increase principally attributable to the higher utilization of contract specific retrocessions in the U.S. Insurance operation. The ceded losses and LAE for the three months ended June 30, 2001 and 2000 reflect $29.0 million and $23.5 million, respectively, of losses ceded under the 1999 accident year aggregate excess of loss component of the Company's corporate retrocessional program.

Contributing to the increase in incurred losses and LAE in the three months ended June 30, 2001 from the three months ended June 30, 2000 were a 265.5% ($35.6 million) increase in the U.S. Insurance operation principally reflecting increased premium volume coupled with changes in this segment's specific reinsurance programs, an 16.8% ($15.8 million) increase in the U.S. Reinsurance operation, principally reflecting losses in connection with tropical storm Alison, a 5.8% ($4.0 million) increase in the Specialty Reinsurance operation principally attributable to increased premium volume in A&H, a 2.0% ($1.1 million) increase in the International Reinsurance operation and $3.4 million of losses from the Bermuda Reinsurance operation, which began writing business late in 2000. Incurred losses and LAE for each operation were also impacted by variability relating to changes in the level of premium volume and mix of business by class and type.

The Company's loss and LAE ratio ("loss ratio"), which is calculated by dividing incurred losses and LAE by premiums earned, decreased by 7.5 percentage points to 74.3% in the three months ended June 30, 2001 from 81.8% in the three months ended June 30, 2000 reflecting the incurred losses and LAE discussed above. The following table shows the loss ratios for each of the Company's operating segments for the three months ended June 30, 2001 and 2000. The loss ratios for all operations were impacted by the factors noted above.

                          OPERATING SEGMENT LOSS RATIOS
--------------------------------------------------------------------------------
      Segment                                       2001                   2000
--------------------------------------------------------------------------------
U.S. Reinsurance                                    78.2%                  85.5%
U.S. Insurance                                      71.8%                  65.6%
Specialty Reinsurance                               74.2%                  86.3%
International Reinsurance                           69.4%                  75.7%
Bermuda Reinsurance                                 84.6%                  N/A

Underwriting expenses increased by 88.2% to $111.6 million in the three months ended June 30, 2001 from $59.3 million in the three months ended June 30, 2000. Commission, brokerage, taxes and fees increased by $50.9 million, principally reflecting increases in premium volume and changes in the mix of business. In addition, in 2000, the Company's reassessment of the expected losses on a multi-year reinsurance treaty led to a $32.2 million decrease in contingent commissions with a corresponding increase to losses. Other underwriting expenses increased by $1.5 million. Contributing to these underwriting expense increases were a 673.1% ($36.1 million) increase in the U.S. Reinsurance operation, principally relating to the impact in 2000 of the contingent commission adjustment noted above, a 147.3% ($10.7 million) increase in the U.S. Insurance operation, mainly relating to increased premium volume, a 12.3% ($2.8 million) increase in the International Reinsurance operation, a 9.8% ($2.2 million) increase in the Specialty Reinsurance operation and $0.2 million of expenses from the Bermuda Reinsurance operation. The changes for each operation's expenses principally resulted from changes in commission expenses related to changes in premium volume and business mix by class and type and, in some cases, changes in the use of specific reinsurance and the underwriting performance of the underlying business. The Company's expense ratio, which is calculated by dividing underwriting expenses by premiums earned, was 28.3% for the three months ended June 30, 2001 compared to 20.8% for the three months ended June 30, 2000.

The Company's combined ratio, which is the sum of the loss and expense ratios, increased by 0.1 percentage points to 102.6% in the three months ended June 30, 2001 compared to 102.5% in the three months ended June 30, 2000. The following table shows the combined ratios for each of the Company's operating segments for the three months ended June 30, 2001 and 2000. The combined ratios for all operations were impacted by the loss and expense ratio variability noted above.

                        OPERATING SEGMENT COMBINED RATIOS
--------------------------------------------------------------------------------
      Segment                                       2001                   2000
--------------------------------------------------------------------------------
U.S. Reinsurance                                   107.8%                  90.4%
U.S. Insurance                                      98.0%                 101.1%
Specialty Reinsurance                               99.7%                 114.7%
International Reinsurance                           99.8%                 105.8%
Bermuda Reinsurance                                 90.6%                 N/A

Interest expense for the three months ended June 30, 2001 was $11.5 million compared to $11.6 million for the three months ended June 30, 2000. Interest expense for the three months ended June 30, 2001 reflects $9.7 million relating to Holdings' issuance of senior notes and $1.8 million relating to Holdings' borrowings under it's revolving credit facility. Interest expense for the three months ended June 30, 2000 reflects $9.7 million relating to Holdings' issuance of senior notes and $1.9 million relating to Holdings' borrowings under its revolving credit facility.

Other income for the three months ended June 30, 2001 was $0.6 million compared to other expense of $0.4 million for the three months ended June 30, 2000.
Significant contributors to other income for the three months ended June 30, 2001 were foreign exchange gains as well as financing fees, offset by losses realized in connection with future derivative loss events and the amortization of deferred expenses relating to Holdings' issuance of senior notes in 2000. Other expense for the three months ended June 30, 2000 principally reflected foreign exchange losses. The foreign exchange gains and losses for both periods are attributable to fluctuations in foreign currency exchange rates.

INVESTMENT RESULTS. Net investment income increased 17.0% to $87.1 million in the three months ended June 30, 2001 from $74.4 million in the three months ended June 30, 2000, principally reflecting the effect of investing the $165.4 million of cash flow from operations in the twelve months ended June 30, 2001 and the investment of the approximately $554.5 million of additional net invested assets resulting from the acquisitions of Mt. McKinley and AFC Re. The following table shows a comparison of various investment yields as of June 30, 2001 and December 31, 2000, respectively, and for the periods ended June 30, 2001 and 2000, respectively.

                                                         2001              2000
                                                        ------------------------
Imbedded pre-tax yield of cash and invested
 assets at June 30, 2001 and December 31, 2000           6.5%               6.7%
Imbedded after-tax yield of cash and invested
 assets at June 30, 2001 and December 31, 2000           5.3%               5.4%
Annualized pre-tax yield on average cash and
 invested assets for the three months ended June 30,
 2001 and 2000                                           6.5%               6.4%
Annualized after-tax yield on average cash and
 invested assets for the three months ended June 30,
 2001 and 2000                                           5.2%               5.0%

Net realized capital gains were $3.9 million in the three months ended June 30, 2001, reflecting realized capital gains on the Company's investments of $20.8 million, partially offset by $16.9 million of realized capital losses, compared to net realized capital losses of $8.2 million in the three months ended June 30, 2000. The net realized capital losses in the three months ended June 30, 2000 reflected realized capital losses of $12.1 million, partially offset by $3.9 million of realized capital gains. The realized capital losses in the three months ended June 30, 2001 and 2000 arose mainly from activity in the Company's U.S. fixed maturity portfolio. The realized capital gains in the three months ended June 30, 2001 and 2000 arose mainly from activity in the Company's equity portfolio.

INCOME TAXES. The Company incurred income tax expense of $12.6 million in the three months ended June 30, 2001 compared to $8.3 million in the three months ended June 30, 2000 principally reflecting the realized capital gains in the three months ended June 30, 2001 compared to the realized capital losses in the three months ended June 30, 2000. In addition, the relationship of tax-exempt income to pre-tax income declined due to shifts in the Company's investment mix, the impact of which was substantially offset by the increase in foreign income not expected to be subject to tax in the United States.

NET INCOME. Net income was $57.3 million in the three months ended June 30, 2001 compared to $38.7 million in the three months ended June 30, 2000. This increase generally reflects the improved investment results.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

PREMIUMS. Gross premiums written increased 44.6% to $911.7 million in the six months ended June 30, 2001 from $630.5 million in the six months ended June 30, 2000 as the Company took advantage of selected growth opportunities, while continuing to maintain a disciplined underwriting approach. Premium growth areas included a 234.5% ($176.5 million) increase in the U.S. Insurance operation, principally attributable to growth in workers' compensation insurance, a 37.2% ($54.0 million) increase in the Specialty Reinsurance operation, principally attributable to growth in medical stop loss business, a component of A&H writings, a 10.8% ($28.0 million) increase in the U.S. Reinsurance operation, primarily reflecting improved market conditions, an 8.2% ($12.5 million) increase in the International Reinsurance operation, mainly attributable to growth in Latin America and $10.2 million of writings through the Bermuda Reinsurance operation, which began writing business late in 2000. The Company continued to decline business that did not meet its objectives regarding underwriting profitability.

Ceded premiums increased to $97.9 million in the six months ended June 30, 2001 from $47.8 million in the six months ended June 30, 2000. This increase was principally attributable to the higher utilization of contract specific retrocessions in the U.S. Insurance operation, including a 100% ceded program, first written in the third quarter of 2000, which contributed $29.9 million to the increase. The ceded premiums for the six months ended June 30, 2001 and 2000 included adjustment premiums of $15.4 million and $11.7 million, respectively, relating to claims made under the 1999 accident year aggregate excess of loss element of the Company's corporate retrocessional program.

Net premiums written increased by 39.7% to $813.8 million in the six months ended June 30, 2001 from $582.7 million in the six months ended June 30, 2000. This increase was consistent with the increase in gross premiums written, partially offset by the increase in ceded premiums.

PREMIUM REVENUES. Net premiums earned increased by 31.1% to $723.6 million in the six months ended June 30, 2001 from $552.0 million in the six months ended June 30, 2000. Contributing to this increase was a 209.3% ($81.5 million) increase in the U.S. Insurance operation, a 35.0% ($50.0 million) increase in the Specialty Reinsurance operation, a 10.8% ($15.3 million) increase in the
International Reinsurance operation, an 8.9% ($20.3 million) increase in the U.S. Reinsurance operation and $4.6 million of net premiums earned from the Bermuda Reinsurance operation. All of these changes reflect period to period changes in net written premiums and business mix together with normal variability in earnings patterns.

EXPENSES. Incurred loss and LAE increased by 24.9% to $537.1 million in the six months ended June 30, 2001 from $430.1 million in the six months ended June 30, 2000. The increase in incurred losses and LAE was principally attributable to the increase in net premiums earned and also reflects the impact of changes in the Company's mix of business. Incurred losses and LAE include catastrophe losses, which include the impact of both current period events, and favorable and unfavorable development on prior period events and are net of reinsurance. Catastrophe losses, net of contract specific cessions but before cessions under the corporate retrocessional program, were $28.7 million in the six months ended June 30, 2001 and related principally to the tropical storm Alison, Petrobras Oil Rig and El Salvador earthquake loss events compared to net catastrophe losses of $9.2 million in the six months ended June 30, 2000. Incurred losses and LAE for the six months ended June 30, 2001 reflected ceded losses and LAE of $106.6 million compared to ceded losses and LAE in the six months ended June 30, 2000 of $57.3 million, with the increase principally attributable to the higher utilization of contract specific retrocessions in the U.S. Insurance operation. The ceded losses and LAE for the six months ended June 30, 2001 and 2000 reflect $29.0 million and $23.5 million, respectively, of losses ceded under the 1999 accident year aggregate excess of loss component of the Company's corporate retrocessional program.

Contributing to the increase in incurred losses and LAE in the six months ended June 30, 2001 from the six months ended June 30, 2000 were a 249.5% ($61.6 million) increase in the U.S. Insurance operation principally reflecting increased premium volume coupled with changes in this segments specific reinsurance programs, a 29.7% ($33.9 million) increase in the Specialty

Reinsurance operation principally attributable to increased premium volume in A&H business together with catastrophe losses relating to the Petrobras Oil Rig event, a 4.0% ($7.2 million) increase in the U.S. Reinsurance operation, principally reflecting losses in connection with tropical storm Alison, and $4.4 million of losses from the Bermuda Reinsurance operation, which began writing business late in 2000. Incurred losses and LAE for each operation were also impacted by variability relating to changes in the level of premium volume and mix of business by class and type.

The Company's loss and LAE ratio ("loss ratio"), which is calculated by dividing incurred losses and LAE by premiums earned, deceased by 3.7 percentage points to 74.2% in the six months ended June 30, 2001 from 77.9% in the six months ended June 30, 200 reflecting the incurred losses and LAE discussed above. The following table shows the loss ratios for each of the Company's operating segments for the six months ended June 30, 2001 and 2000. The loss ratios for all operations were impacted by the factors noted above.

                          OPERATING SEGMENT LOSS RATIOS
--------------------------------------------------------------------------------
      Segment                                       2001                   2000
--------------------------------------------------------------------------------
U.S. Reinsurance                                    74.2%                  77.7%
U.S. Insurance                                      71.6%                  63.4%
Specialty Reinsurance                               76.8%                  79.9%
International Reinsurance                           72.4%                  80.3%
Bermuda Reinsurance                                 96.2%                  N/A

Underwriting expenses increased by 51.3% to $206.7 million in the six months ended June 30, 2001 from $136.6 million in the six months ended June 30, 2000. Commission, brokerage, taxes and fees increased by $67.2 million, principally reflecting increases in premium volume and changes in the mix of business. In addition, in 2000, the Company's reassessment of the expected losses on a multi-year reinsurance treaty led to a $32.2 million decrease in contingent commissions with a corresponding increase to losses. Other underwriting expenses increased by $2.9 million. Contributing to these underwriting expense increases were a 117.5% ($19.2 million) increase in the U.S. Insurance operation, mainly relating to the increased premium volume, a 103.9% ($36.3 million) increase in the U.S. Reinsurance operation, which included the impact of the contingent commission adjustment noted above, a 19.5% ($8.3 million) increase in the Specialty Reinsurance operation, an 11.1% ($4.6 million) increase in the International Reinsurance operation and $1.1 million of expenses from the Bermuda Reinsurance operation. The changes for each operation's expenses principally resulted from changes in commission expenses related to changes in premium volume and business mix by class and type and, in some cases, changes in the use of specific reinsurance and the underwriting performance of the underlying business. The Company's expense ratio, which is calculated by dividing underwriting expenses by premiums earned, was 28.5% for the six months ended June 30, 2001 compared to 24.8% for the six months ended June 30, 2000.

The Company's combined ratio, which is the sum of the loss and expense ratios, increased by 0.1 percentage points to 102.8% in the six months ended June 30, 2001 compared to 102.7% in the six months ended June 30, 2000. The following table shows the combined ratios for each of the Company's operating segments for the six months ended June 30, 2001 and 2000. The combined ratios for all operations were impacted by the loss and expense ratio variability noted above.

                        OPERATING SEGMENT COMBINED RATIOS
--------------------------------------------------------------------------------
      Segment                                       2001                   2000
--------------------------------------------------------------------------------
U.S. Reinsurance                                   102.8%                  92.9%
U.S. Insurance                                     101.0%                 105.2%
Specialty Reinsurance                              103.0%                 109.5%
International Reinsurance                          102.0%                 109.8%
Bermuda Reinsurance                                121.3%                  N/A

Interest expense for the six months ended June 30, 2001 was $24.0 million compared to $14.7 million for the six months ended June 30, 2000. Interest expense for the six months ended June 30, 2001 reflects $19.5 million relating to Holdings' issuance of senior notes and $4.5 million relating to Holdings' borrowings under it's revolving credit facility. Interest expense for the six months ended June 30, 2000 reflects $11.3 million relating to Holdings' issuance of senior notes and $3.4 million relating to Holdings' borrowings under its revolving credit facility.

Other income for the six months ended June 30, 2001 was $1.0 million compared to $0.4 million for the six months ended June 30, 2000. Significant contributors to other income for the six months ended June 30, 2001 were foreign exchange gains as well as financing fees, offset by losses realized in connection with future derivative loss events and the amortization of deferred expenses relating to Holdings' issuance of senior notes in 2000. Other income for the six months ended June 30, 2000 principally included foreign exchange gains and financing fees. The foreign exchange gains for both periods are attributable to fluctuations in foreign currency exchange rates.

INVESTMENT RESULTS. Net investment income increased 24.2% to $173.3 million in the six months ended June 30, 2001 from $139.5 million in the six months ended June 30, 2000, principally reflecting the effect of investing the $165.4 million of cash flow from operations in the twelve months ended June 30, 2001, the investment in the second quarter of 2000 of the $450.0 million in proceeds from Holdings' issuance of senior notes and the investment of the approximately $554.5 million of additional net invested assets resulting from the acquisitions of Mt. McKinley and AFC Re. The following table shows a comparison of various investment yields as of June 30, 2001 and December 31, 2000, respectively, and for the periods ended June 30, 2001 and 2000, respectively.

                                                         2001               2000
                                                        ------------------------
Imbedded pre-tax yield of cash and invested
 assets at June 30, 2001 and December 31, 2000           6.5%               6.7%
Imbedded after-tax yield of cash and invested
 assets at June 30, 2001 and December 31, 2000           5.3%               5.4%
Annualized pre-tax yield on average cash and
 invested assets for the six months ended June 30,
 2001 and 2000                                           6.4%               6.3%
Annualized after-tax yield on average cash and
 invested assets for the six months ended June 30,
 2001 and 2000                                           5.2%               5.0%

Net realized capital losses were $1.1 million in the six months ended June 30, 2001, reflecting realized capital losses on the Company's investments of $22.6 million, partially offset by $21.5 million of realized capital gains, compared to net realized capital losses of $0.4 million in the six months ended June 30, 2000. The net realized capital losses in the six months ended June 30, 2000 reflected realized capital losses of $19.7 million, partially offset by $19.3 million of realized capital gains. The realized capital losses in the six months ended June 30, 2001 and 2000 arose mainly from activity in the Company's U.S. fixed maturity portfolio. The realized capital gains in the six months ended June 30, 2001and 2000 arose mainly from activity in the Company's equity portfolio.

INCOME TAXES. The Company incurred income tax expense of $21.6 million in the six months ended June 30, 2001 compared to $22.8 million in the six months ended June 30, 2000, reflecting the increase in realized capital losses in 2001. In addition, the relationship of tax-exempt income to pre-tax income declined due to shifts in the Company's investment mix, the impact of which was substantially offset by the increase in foreign income not expected to be subject to tax in the United States.

NET INCOME. Net income was $107.4 million in the six months ended June 30, 2001 compared to $87.3 million in the six months ended June 30, 2000. This increase generally reflects the improved investment results, partially offset by realized capital losses and increased interest expense.


FINANCIAL CONDITION

INVESTED ASSETS. Aggregate invested assets, including cash and short-term investments, were $5,607.6 million at June 30, 2001 and $5,493.0 million at December 31, 2000. The increase in invested assets between December 31, 2000 and June 30, 2001 resulted primarily from $143.8 million in cash flows from operations generated during the six months ended June 30, 2001 and $23.0 million in net unrealized appreciation of the Company's investments, partially offset by $101.0 million in net payments on the Company's credit facility.

LIQUIDITY. The Company's liquidity requirements are met on both a short- and long-term basis by funds provided by premiums collected, investment income, collected reinsurance receivables balances and from the sale and maturity of investments together with the availability of funds under the Company's revolving credit facility. The Company's net cash flows from operating activities were $143.8 million and $23.7 million in the six months ended June 30, 2001 and 2000, respectively. These cash flows were impacted by net catastrophe loss payments of $14.0 million and $30.2 million in the six months ended June 30, 2001 and 2000, respectively, and by net income taxes paid of $54.5 million and $38.5 million for the six months ended June 30, 2001 and 2000, respectively. The tax payments for the six months ended June 30, 2001 reflect a $35.0 million payment to the Internal Revenue Service in connection with the Company's 1997 tax year liabilities. This one time payment effectively settled a deferred tax liability relating to the tax basis losses incurred for the 1997 tax year. This payment, which relates to a timing item, had no impact to the Company's results of operations for the period. Management believes that net cash flows from operating activities, after consideration of the factors noted above, are generally consistent with expectations including those relating to changes in the Company's mix of business over the past few years toward products with shorter loss development and payout periods and normal variability in the payout of loss reserves.

Proceeds from sales, calls and maturities and investment asset acquisitions were $768.4 million and $863.6 million, respectively, in the six months ended June 30, 2001, compared to $560.1 million and $1,050.6 million, respectively, in the six months ended June 30, 2000. The investment asset acquisitions in the six months ended June 30, 2000 reflect the proceeds from Holdings' issuance of senior notes. The Company's current investment strategy seeks to maximize after-tax income through a high quality, diversified, duration sensitive, taxable bond and tax-exempt municipal bond portfolio, while maintaining an adequate level of liquidity.

On December 21, 1999, Holdings entered into a three-year senior revolving credit facility with a syndicate of lenders (the "Credit Facility). First Union National Bank is the administrative agent for the Credit Facility. The Credit Facility is used for liquidity and general corporate purposes and replaced a prior credit facility. The Credit Facility provides for the borrowing of up to $150.0 million with interest at a rate selected by Holdings equal to either (i) the Base Rate (as defined below) or (ii) an adjusted London InterBank Offered Rate ("LIBOR") plus a margin. The Base Rate is the higher of the rate of interest established by First Union National Bank from time to time as its prime rate or the Federal Funds rate plus 0.5% per annum. On December 18, 2000, the Credit Facility was amended to extend the borrowing limit to $235.0 million for a period of 120 days. This 120-day period expired during the three months ended March 31, 2001 and the limit reverted back to $150.0 million. The amount of margin and the fees payable for the Credit Facility depend upon Holdings' senior unsecured debt rating. Group has guaranteed all of Holdings' obligations under the Credit Facility.

The Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1, Holdings to maintain a minimum interest coverage ratio of 2.5 to 1 and Everest Re to maintain its statutory surplus at $850.0 million plus 25% of aggregate net income and 25% of aggregate capital contributions earned or received after December 31, 1999. The Company was in compliance with all covenants under the facility at June 30, 2001 and 2000 as well as for the three and six months ended June 30, 2001 and 2000.

During the three and six months ended June 30, 2001, Holdings made payments on the Credit Facility of $0.0 million and $123.0 million, respectively, and borrowings of $2.0 million and $22.0 million, respectively. As of June 30, 2001 and 2000, Holdings had outstanding Credit Facility borrowings of $134.0 million and $106.0 million, respectively. Interest expense incurred in connection with these borrowings was $1.8 million and $1.9 million for the three months ended

June 30, 2001 and 2000, respectively, and $4.5 million and $3.4 million for the six months ended June 30, 2001 and 2000, respectively.

During the first quarter of 2000, Holdings completed a public offering of $200.0 million principal amount of 8.75% senior notes due March 15, 2010 and $250.0 million principal amount of 8.5% senior notes due March 15, 2005. During the first quarter of 2000, Holdings distributed $400.0 million of these proceeds to Group of which $250.0 million was used by Group to capitalize Everest Reinsurance (Bermuda), Ltd. Interest expense incurred in connection with these senior notes was $9.7 million for the three months ended June 30, 2001 and 2000, and $19.5 million and $11.3 million for the six months ended June 30, 2001 and 2000, respectively.

SHAREHOLDERS' EQUITY. The Company's shareholders' equity increased to $1,708.0 million as of June 30, 2001, from $1,583.4 million as of December 31, 2000, principally reflecting net income of $107.4 million for the six months ended June 30, 2001 and net unrealized appreciation of $23.0 million on the Company's investments. Dividends of $3.2 million and $6.5 million were declared and paid by the Company in the three and six months ended June 30, 2001, respectively. During the three months ended March 31, 2000, the Company repurchased 0.650 million of its common shares at an average price of $25.24 per share, raising the total repurchases under the Company's authorized repurchase program to 4.720 million shares at an average price of $27.60 per share with a total repurchase expenditure to date of $130.4 million. There have been no repurchases in subsequent quarters. At June 30, 2001, 2.180 million shares remained available for repurchase under the existing repurchase authorization. As part of the Company's restructuring, the treasury shares held by the Company prior to February 24, 2000 were retired, resulting in a reduction to treasury shares with a corresponding reduction of paid-in capital and common shares.

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

        (a) On April 2, 2001, 680 common shares of the Company were distributed.

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

        (e) Not applicable.

Part II - ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a)      The Annual General Meeting of Shareholders was held on May 23, 2001.

b) Kenneth J. Duffy and Joseph V. Taranto were elected at the meeting as Directors of the Company for a term expiring in 2004. The term of office of the following Directors continued after the meeting: Martin Abrahams, John R. Dunne, William F. Galtney, Jr. and Thomas J. Gallagher.

c)      (1)  The following Directors were elected:

                                                     Votes               Votes
                                                      For               Withheld
                                                   ----------           --------
                  Kenneth J. Duffy                 40,520,684            200,188
                  Joseph V. Taranto                40,360,082            360,790

         (2) The appointment of PricewaterhouseCoopers LLP as the Company's independent auditors for the year ending December 31, 2001 was approved and the Board of Directors was authorized to set the fees for the independent auditors. The holders of 40,544,648 shares voted in favor of the appointment; the holders of 167,943 shares voted against the appointment; the holders of 8,281 shares abstained. There were no broker non-votes.

Part II - ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibit Index:

         Exhibit No.     Description                              Location
         -----------     -----------                              --------
         11.1            Statement regarding computation
                         of per share earnings                    Filed herewith

b) There were no reports on Form 8-K filed during the three-month period ending June 30, 2001.

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







Dated:  August 7, 2001