Form 10-Q
period 2001-09-30
EVEREST RE GROUP LTD
filed 2001-10-26
CIK 1095073

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:                                   Commission File Number:
September 30, 2001                                              1-15731
----------------------                                   -----------------------

                             EVEREST RE GROUP, LTD.
                             ----------------------
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

                           YES    X                  NO
                                -----                    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                   Number of Shares Outstanding
             Class                                     at October 26, 2001
             -----                                 ----------------------------
Common Shares,     $.01 par value                          46,254,583

                             EVEREST RE GROUP, LTD.

                               Index To Form 10-Q

                                     PART I

                              FINANCIAL INFORMATION
                              ---------------------
                                                                            Page
ITEM 1.  FINANCIAL STATEMENTS                                               ----
         --------------------

         Consolidated Balance Sheets at September 30, 2001 (unaudited)
          and December 31, 2000                                                3

         Consolidated Statements of Operations and Comprehensive Income
          for the three and nine months ended September 30, 2001 and
          2000 (unaudited)                                                     4

         Consolidated Statements of Changes in Shareholders' Equity for
          the three and nine months ended September 30, 2001 and 2000
          (unaudited)                                                          5

         Consolidated Statements of Cash Flows for the three and nine
          months ended September 30, 2001 and 2000 (unaudited)                 6

         Notes to Consolidated Financial Statements (unaudited)                7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
         AND RESULTS OF OPERATIONS                                            18
         -------------------------

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK           31
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
         -----------------------------------------

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                    None
         -------------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                None
         ---------------------------------------------------

ITEM 5.  OTHER INFORMATION                                                  None
         -----------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                     32
         --------------------------------

Part I - Item 1

                             EVEREST RE GROUP, LTD.
                           CONSOLIDATED BALANCE SHEETS
               (Dollars in thousands, except par value per share)

                                          September 30,     December 31,
                                          -------------     -------------
                                               2001              2000
                                          -------------     -------------
ASSETS:                                    (unaudited)
Fixed maturities - available for
 sale, at market value (amortized
 cost: 2001, $5,173,716; 2000,
 $4,849,679)                              $   5,394,882     $   4,951,893
Equity securities, at market value
 (cost: 2001, $35,542; 2000, $22,340)            31,914            36,491
Short-term investments                          173,221           398,542
Other invested assets                            32,103            29,211
Cash                                             79,715            76,823
                                          -------------     -------------
   Total investments and cash                 5,711,835         5,492,960


Accrued investment income                        88,613            77,312
Premiums receivable                             469,057           394,137
Reinsurance receivables                         774,443           508,998
Funds held by reinsureds                        157,481           161,350
Deferred acquisition costs                      135,156           106,638
Prepaid reinsurance premiums                     57,763            58,196
Deferred tax asset                              188,983           174,482
Other assets                                     77,404            39,022
                                          -------------     -------------
TOTAL ASSETS                              $   7,660,735     $   7,013,095
                                          =============     =============

LIABILITIES:
Reserve for losses and
 adjustment expenses                      $   4,140,836     $   3,786,178
Future policy benefit reserve                   234,579           206,589
Unearned premium reserve                        528,989           401,148
Funds held under reinsurance
 treaties                                       203,812           110,464
Losses in the course of
 payment                                         93,355           102,167
Contingent commissions                            6,566             9,380
Other net payable to reinsurers                  71,069            60,564
Current federal income taxes                    (40,055)           (8,209)
8.5% Senior notes due 3/15/2005                 249,674           249,615
8.75% Senior notes due 3/15/2010                199,058           199,004
Revolving credit agreement
 borrowings                                     134,000           235,000
Accrued interest on debt and
 borrowings                                       2,086            12,212
Other liabilities                               116,510            65,631
                                          -------------     -------------
   Total liabilities                          5,940,479         5,429,743
                                          -------------     -------------


SHAREHOLDERS' EQUITY:
Preferred shares, par value:
 $0.01; 50 million shares
 authorized; no shares issued
 and outstanding                                    -                 -
Common shares, par value:
 $0.01; 200 million shares
 authorized; 46.2 million
 shares issued in 2001 and
 46.0 million shares issued
 in 2000                                            463               460
Additional paid-in capital                      268,948           259,958
Unearned compensation                              (129)             (170)
Accumulated other comprehensive
 income, net of deferred income
 taxes of $55.0 million in 2001
 and $30.4 million in 2000                      146,749            72,846
Retained earnings                             1,304,280         1,250,313
Treasury shares, at cost;
 0.0 million shares in 2001 and
 2000                                               (55)              (55)
                                          -------------     -------------
   Total shareholders' equity                 1,720,256         1,583,352
                                          -------------     -------------
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                     $   7,660,735     $   7,013,095
                                          =============     =============

The accompanying notes are an integral part of the consolidated financial statements.

                             EVEREST RE GROUP, LTD.
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                (Dollars in thousands, except per share amounts)

                                 Three Months Ended           Nine Months Ended
                                    September 30,               September 30,
                              ------------------------    --------------------------
                                 2001          2000          2001           2000
                              ----------    ----------    -----------    -----------
                                    (unaudited)                 (unaudited)
REVENUES:
Premiums earned               $  348,502    $  291,191    $ 1,072,134    $   843,155
Net investment income             83,993        78,897        257,243        218,353
Net realized capital (loss)       (6,525)          (90)        (7,646)          (459)
Other (expense) income            (1,879)          605           (914)         1,045
                              ----------    ----------    -----------    -----------
Total revenues                   424,091       370,603      1,320,817      1,062,094
                              ----------    ----------    -----------    -----------

CLAIMS AND EXPENSES:
Incurred loss and loss
 adjustment expenses             366,564       219,953        903,636        650,011
Commission, brokerage,
 taxes and fees                  109,698        65,863        288,781        177,793
Other underwriting expenses       15,246        12,826         42,841         37,542
Interest expense on senior
 notes                             9,726         9,831         29,176         21,173
Interest expense on credit
 facility                          1,574         2,100          6,090          5,451
                              ----------    ----------    -----------    -----------
Total claims and expenses        502,808       310,573      1,270,524        891,970
                              ----------    ----------    -----------    -----------

(LOSS) INCOME BEFORE TAXES       (78,717)       60,030         50,293        170,124

Income tax (benefit)
 expense                         (34,952)       12,343        (13,363)        35,150
                              ----------    ----------    -----------    -----------

NET (LOSS) INCOME             $  (43,765)   $   47,687    $    63,656    $   134,974
                              ==========    ==========    ===========    ===========

Other comprehensive
 income, net of tax               57,557        24,619         73,903         32,123
                              ----------    ----------    -----------    -----------
COMPREHENSIVE INCOME          $   13,792    $   72,306    $   137,559    $   167,097
                              ==========    ==========    ===========    ===========

PER SHARE DATA:
 Average shares outstanding
  (000's)                         46,228        45,834         46,143         45,848
 Net (loss) income per
  common share - basic        $    (0.95)   $     1.04    $      1.38    $      2.94
                              ==========    ==========    ===========    ===========

 Average diluted shares
  outstanding (000's)             46,228        46,414         47,064         46,181
 Net (loss) income per
  common share - diluted      $    (0.93)   $     1.03    $      1.35    $      2.92
                              ==========    ==========    ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.

                             EVEREST RE GROUP, LTD.
                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                (Dollars in thousands, except per share amounts)

                                      Three Months Ended          Nine Months Ended
                                        September 30,               September 30,
                                   ------------------------    ------------------------
                                      2001          2000          2001          2000
                                   ----------    ----------    ----------    ----------
                                         (unaudited)                 (unaudited)
COMMON SHARES (shares
 outstanding):
Balance, beginning of period       46,205,633    45,821,341    46,029,354    46,457,817
Issued during the period               43,254        26,511       219,533        38,655
Treasury shares acquired
 during the period                        -             -             -        (650,400)
Treasury shares reissued
 during the period                        -             -             -           1,780
                                   ----------    ----------    ----------    ----------
Balance, end of period             46,248,887    45,847,852    46,248,887    45,847,852
                                   ==========    ==========    ==========    ==========

COMMON SHARES (par value):
Balance, beginning of period       $      462    $      458    $      460    $      509
Retirement of common shares
 during the period                        -             -             -             (51)
Issued during the period                    1           -               3           -
                                   ----------    ----------    ----------    ----------
Balance, end of period                    463           458           463           458
                                   ----------    ----------    ----------    ----------

ADDITIONAL PAID IN CAPITAL:
Balance, beginning of period          267,252       252,769       259,958       390,912
Retirement of treasury shares
 during the period                        -             -             -        (138,546)
Common shares issued during
 the period                             1,696           756         8,990         1,161
Treasury shares reissued
 during the period                        -             -             -              (2)
                                   ----------    ----------    ----------    ----------
Balance, end of period                268,948       253,525       268,948       253,525
                                   ----------    ----------    ----------    ----------

UNEARNED COMPENSATION:
Balance, beginning of period             (136)          (64)         (170)         (109)
Net increase (decrease)
 during the period                          7          (123)           41           (78)
                                   ----------    ----------    ----------    ----------
Balance, end of period                   (129)         (187)         (129)         (187)
                                   ----------    ----------    ----------    ----------

ACCUMULATED OTHER
 COMPREHENSIVE INCOME,
 NET OF DEFERRED INCOME TAXES:
Balance, beginning of period           89,192        (9,197)       72,846       (16,701)
Net increase during the period         57,557        24,619        73,903        32,123
                                   ----------    ----------    ----------    ----------
Balance, end of period                146,749        15,422       146,749        15,422
                                   ----------    ----------    ----------    ----------

RETAINED EARNINGS:
Balance, beginning of period        1,351,281     1,156,730     1,250,313     1,074,941
Net (loss) income                     (43,765)       47,687        63,656       134,974
Dividends declared ($0.07
 and $0.21 per share in 2001
 and $0.06 and $0.18 per
 share in 2000)                        (3,236)       (2,751)       (9,689)       (8,249)
                                   ----------    ----------    ----------    ----------
Balance, end of period              1,304,280     1,201,666     1,304,280     1,201,666
                                   ----------    ----------    ----------    ----------

TREASURY SHARES AT COST:
Balance, beginning of period              (55)          (55)          (55)     (122,070)
Retirement of treasury
 shares during the period                 -             -             -         138,399
Treasury shares acquired
 during the period                        -             -             -         (16,426)
Treasury shares reissued
 during the period                        -             -             -              42
                                   ----------    ----------    ----------    ----------
Balance, end of period                    (55)          (55)          (55)          (55)
                                   ----------    ----------    ----------    ----------
TOTAL SHAREHOLDERS' EQUITY,
 END OF PERIOD                     $1,720,256    $1,470,829    $1,720,256    $1,470,829
                                   ==========    ==========    ==========    ==========

The accompanying notes are an integral part of the consolidated financial statements.

                             EVEREST RE GROUP, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                            Three Months Ended             Nine Months Ended
                                               September 30,                 September 30,
                                         --------------------------    --------------------------
                                             2001           2000           2001           2000
                                         -----------    -----------    -----------    -----------
                                                (unaudited)                   (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                        $   (43,765)   $    47,687    $    63,656    $   134,974
 Adjustments to reconcile net income
  to net cash provided by operating
  activities, net of effects from the
  purchase of subsidiary:
  (Increase) in premiums receivable          (32,872)       (22,045)       (75,674)       (69,207)
  Decrease in funds held, net                 79,288          7,387         97,216          1,419
  (Increase) in reinsurance receivables     (198,791)       (14,400)      (265,907)       (32,218)
  Decrease (increase) in deferred tax
   asset                                       4,679          4,122        (27,222)          (360)
  Increase in reserve for losses and
   loss adjustment expenses                  291,236         24,651        362,696          8,787
  Increase in future policy benefit
   reserve                                     5,015            -           27,990            -
  Increase in unearned premiums               23,137         33,185        128,492         78,113
  (Increase) in other assets and
   liabilities                               (60,583)       (52,959)       (97,350)       (65,552)
  Non cash compensation expense                    7           (123)            41            (78)
  Accrual of bond discount/amortization
   of bond premium                            (2,235)        (2,446)        (6,233)        (7,557)
  Amortization of underwriting discount
   on senior notes                                38             36            113             76
  Realized capital losses                      6,525             90          7,646            459
                                         -----------    -----------    -----------    -----------
Net cash provided by operating
  activities                                  71,679         25,185        215,464         48,856
                                         -----------    -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities
 matured/called - available for sale          48,563         61,965        343,657        150,770
Proceeds from fixed maturities sold
 - available for sale                        238,632         23,664        454,085        434,801
Proceeds from equity securities sold             -              -           28,949         48,267
Proceeds from other invested assets
 sold                                            261            -              284            -
Cost of fixed maturities acquired
 - available for sale                       (305,450)      (512,133)    (1,147,188)    (1,482,316)
Cost of equity securities acquired            (9,048)        (1,107)       (29,075)        (2,930)
Cost of other invested assets acquired          (298)           (18)        (2,105)        (1,576)
Net sales (purchases) of short-term
 securities                                   63,593         35,645        219,692        (41,404)
Net (decrease) increase in unsettled
 securities transactions                     (52,069)        (6,313)        20,757          5,555
Payment for purchase of subsidiary,
 net of cash acquired                            -          349,743            -          349,743
                                         -----------    -----------    -----------    -----------
Net cash (used in) investing activities      (15,816)       (48,554)      (110,944)      (539,090)
                                         -----------    -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Acquisition of treasury shares net
 of reissuances                                  -              -              -          (16,533)
Common shares issued during the
 period                                        1,697            756          8,993          1,110
Dividends paid to shareholders                (3,236)        (2,751)        (9,689)        (8,249)
Proceeds from issuance of senior
 notes                                           -              -              -          448,507
Borrowing on revolving credit
 agreement                                       -           31,000         22,000         78,000
Repayments on revolving credit
 agreement                                       -              -         (123,000)           -
                                         -----------    -----------    -----------    -----------
Net cash (used in) provided by
 financing activities                         (1,539)        29,005       (101,696)       502,835
                                         -----------    -----------    -----------    -----------

EFFECT OF EXCHANGE RATE CHANGES
 ON CASH                                       7,270         (6,147)            68         (8,502)
                                         -----------    -----------    -----------    -----------

Net increase (decrease) in cash               61,594           (511)         2,892          4,099

Cash, beginning of period                     18,121         66,837         76,823         62,227
                                         -----------    -----------    -----------    -----------
Cash, end of period                      $    79,715    $    66,326    $    79,715    $    66,326
                                         ===========    ===========    ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION
Cash transactions:
Income taxes paid, net                   $        47    $    16,553    $    54,564    $    55,072
Interest paid                            $    20,621    $    21,467    $    45,278    $    24,377
Non-cash financing transaction:
Issuance of common shares                $         7    $      (123)   $        41    $       (78)

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

         For the Three and Nine Months Ended September 30, 2001 and 2000

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

The consolidated financial statements of the Company for the three and nine months ended September 30, 2001 and 2000 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the results on an interim basis. Certain financial information, which is normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America, has been omitted since it is not required for interim reporting purposes. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America. The results for the three and nine months ended September 30, 2001 and 2000 are not necessarily indicative of the results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2000, 1999 and 1998 included in the Company's most recent Form 10-K filing.

2.   UNUSUAL LOSS EVENT

As a result of the terrorist attacks at the World Trade Center, the Pentagon and on various airlines on September 11, 2001 (collectively the "September 11 attacks"), the Company incurred pre-tax losses, based on an estimate of ultimate exposure developed through a review of its coverages, which totaled $195.0 million gross of reinsurance and $55.0 million net of reinsurance. Associated with this reinsurance were $60.0 million of pre-tax charges, predominantly from adjustment premiums, resulting in a total pre-tax loss from the September 11 attacks of $115.0 million. After tax recoveries relating specifically to this unusual loss event, the net loss from the September 11 attacks totaled $75.0 million. Over 90% of the losses ceded were to treaties where the reinsurers' obligations are fully collateralized, which in the Company's opinion eliminates reinsurance collection risk.

3.   ACQUISITIONS

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

         For the Three and Nine Months Ended September 30, 2001 and 2000

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

Also during 2000, the Company completed two additional acquisitions, Everest Security Insurance Company, formerly known as Southeastern Security Insurance Company, a United States property and casualty company whose primary business is non-standard automobile insurance, and Everest International Reinsurance, Ltd. ("Everest International"), formerly known as AFC Re, Ltd., a Bermuda based life and annuity reinsurer.

4.   CONTINGENCIES

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

                             EVEREST RE GROUP, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

         For the Three and Nine Months Ended September 30, 2001 and 2000

Management believes that these factors continue to render reserves for asbestos and environmental losses significantly less subject to traditional actuarial methods than are reserves on other types of losses. Given these uncertainties, management believes that no meaningful range for such ultimate losses can be established. The Company establishes reserves to the extent that, in the judgment of management, the facts and prevailing law reflect an exposure for the Company or its ceding companies. In connection with the acquisition of Mt. McKinley, which has significant exposure to asbestos and environmental claims, Prudential Property and Casualty Insurance Company ("Prupac"), a subsidiary of The Prudential, provided reinsurance to Mt. McKinley covering 80% ($160.0 million) of the first $200.0 million of any adverse development of Mt. McKinley's reserves as of September 19, 2000 and The Prudential guaranteed Prupac's obligations to Mt. McKinley. Through September 30, 2001, cessions under this reinsurance agreement have reduced the available remaining limits to $137.8 million net of coinsurance. Due to the uncertainties discussed above, the ultimate losses may vary materially from current loss reserves and, depending on coverage under the Company's various reinsurance arrangements, could have a material adverse effect on the Company's future financial condition, results of operations and cash flows.

The  following   table  shows  the   development  of  prior  year  asbestos  and
environmental reserves on both a gross and net of retrocessional basis for the three and nine months ended September 30, 2001 and 2000:

(dollar amounts in thousands)       Three Months Ended       Nine Months Ended
                                       September 30,          September 30,
                                      2001        2000        2001        2000
                                   ---------------------   ---------------------
Gross basis:
Beginning of period reserves (1)   $ 673,927   $ 580,268   $ 693,704   $ 614,236
Incurred losses                       12,563         -        29,673         -
Paid losses (2)                      (18,830)    153,035     (55,717)    119,067
                                   ---------   ---------   ---------   ---------
End of period reserves             $ 667,660   $ 733,303   $ 667,660   $ 733,303
                                   =========   =========   =========   =========

Net basis:
Beginning of period reserves (1)   $ 606,496   $ 344,904   $ 628,535   $ 365,069
Incurred losses                        2,218         -         4,921         -
Paid losses (2)                      (17,230)    305,877     (41,972)    285,712
                                   ---------   ---------   ---------   ---------
End of period reserves             $ 591,484   $ 650,781   $ 591,484   $ 650,781
                                   =========   =========   =========   =========

(1) The January 1, 2001 beginning of period reserves include Mt. McKinley's reserves from the 2000 acquisition transaction.
(2) Paid losses for the three months and nine months ended September 30, 2000 were reduced by $161.4 million gross and $310.8 million net, respectively, reflecting the incoming reserves at the acquisition of Mt. McKinley, together with the impact of eliminating consolidation entries with respect to inter-company reinsurance pre-dating the acquisition.

                             EVEREST RE GROUP, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

         For the Three and Nine Months Ended September 30, 2001 and 2000


At September 30, 2001, the gross reserves for asbestos and environmental losses were comprised of $113.5 million representing case reserves reported by ceding companies, $60.4 million representing additional case reserves established by the Company on assumed reinsurance claims, $165.2 million representing case reserves established by the Company on direct excess insurance claims, including Mt. McKinley, and $328.6 million representing incurred but not reported ("IBNR") reserves.

The Company is involved from time to time in ordinary routine litigation and arbitration proceedings incidental to its business. The Company does not believe that there are any other material pending legal proceedings to which it or any of its subsidiaries or their properties are subject.

The Prudential sells annuities which are purchased by property and casualty insurance companies to settle certain types of claim liabilities. In 1993 and prior years, the Company, for a fee, accepted the claim payment obligation of these property and casualty insurers, and, concurrently, became the owner of the annuity or assignee of the annuity proceeds. In these circumstances, the Company would be liable if The Prudential were unable to make the annuity payments. The estimated cost to replace all such annuities for which the Company was contingently liable at September 30, 2001 was $140.7 million.

The Company has purchased annuities from an unaffiliated life insurance company to settle certain claim liabilities of the Company. Should the life insurance company become unable to make the annuity payments, the Company would be liable for those claim liabilities. The estimated cost to replace such annuities at September 30, 2001 was $13.4 million.

                             EVEREST RE GROUP, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

         For the Three and Nine Months Ended September 30, 2001 and 2000


5.   EARNINGS PER SHARE

Net (loss) income per common share has been computed as follows:

(shares and dollar amounts
 in thousands except per
 share amounts)
                                       Three Months Ended         Nine Months Ended
                                          September 30,             September 30,
                                        2001         2000         2001         2000
                                     ----------------------    ----------------------
Net (loss) income (numerator)       ($  43,765)   $  47,687    $  63,656    $ 134,974
                                     =========    =========    =========    =========
Weighted average common and
 effect of dilutive shares
 used in the computation of
 net income per share:
 Average shares outstanding -
  basic (denominator)                   46,228       45,834       46,143       45,848
 Effect of dilutive shares                 869          580          921          333
                                     ---------    ---------    ---------    ---------
 Average shares outstanding -
  diluted (denominator)                 47,097       46,414       47,064       46,181
                                     ---------    ---------    ---------    ---------
Weighted average common
 equivalent shares when
 anti-dilutive                          46,228       45,834       46,143       45,848
                                     ---------    ---------    ---------    ---------
Net (loss) income per common
 share:
 Basic                              ($    0.95)   $    1.04    $    1.38    $    2.94
 Diluted                            ($    0.95)   $    1.03    $    1.35    $    2.92

On a pro-forma basis, net income per common share on a fully diluted basis, excluding the anti-dilutive effect which arises from a net loss, was ($0.93) for the three months ended September 30, 2001.

All outstanding options to purchase common shares at September 30, 2001 and 2000 were included in the computation of diluted earnings per share for the three month and nine month periods ended on such dates, because the average market price of the common shares was greater than the options exercise price during these periods.

                             EVEREST RE GROUP, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

         For the Three and Nine Months Ended September 30, 2001 and 2000


6.   OTHER COMPREHENSIVE INCOME

The Company's other comprehensive income is comprised as follows:

(dollar amounts in thousands)          Three Months Ended          Nine Months Ended
                                         September 30,               September 30,
                                       2001          2000          2001          2000
                                    ------------------------    ------------------------
Net unrealized appreciation of
 investments, net of deferred
 income taxes                       $   58,549    $   25,360    $   75,686    $   33,061
Currency translation
 adjustments, net of deferred
 income taxes                             (992)         (741)       (1,783)         (938)
                                    ----------    ----------    ----------    ----------
Other comprehensive income,
 net of deferred income taxes       $   57,557    $   24,619    $   73,903    $   32,123
                                    ==========    ==========    ==========    ==========

7.   CREDIT LINE

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

The Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1, Holdings to maintain a minimum interest coverage ratio of 2.5 to 1 and Everest Re to maintain its statutory surplus at $850.0 million plus 25% of aggregate net income and 25% of aggregate capital contributions earned or received after December 31, 1999. The Company was in compliance with all covenants under the facility at September 30, 2001 and 2000 as well as for the three and nine months ended September 30, 2001 and 2000.

                             EVEREST RE GROUP, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

         For the Three and Nine Months Ended September 30, 2001 and 2000


During the three and nine months ended September 30, 2001, Holdings made payments on the Credit Facility of $0.0 million and $123.0 million, respectively, and borrowings of $0.0 million and $22.0 million, respectively. As of September 30, 2001 and 2000, Holdings had outstanding Credit Facility borrowings of $134.0 million and $137.0 million, respectively. Interest expense incurred in connection with these borrowings was $1.6 million and $2.1 million for the three months ended September 30, 2001 and 2000, respectively, and $6.1 million and $5.5 million for the nine months ended September 30, 2001 and 2000, respectively.


8.   SENIOR NOTES

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

Interest expense incurred in connection with these senior notes was $9.7 million and $9.8 million for the three months ended September 30, 2001 and 2000, respectively, and $29.2 million and $21.2 million for the nine months ended September 30, 2001 and 2000, respectively.


9.   SEGMENT REPORTING

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

         For the Three and Nine Months Ended September 30, 2001 and 2000


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

The following tables present the relevant underwriting results for the operating segments for the three and nine months ended September 30, 2001 and 2000, with all dollar values presented in thousands.

                                U.S. REINSURANCE
--------------------------------------------------------------------------------
                                  Three Months Ended         Nine Months Ended
                                     September 30,             September 30,
                                   2001         2000         2001         2000
                                ------------------------------------------------
Earned premiums                 $  91,768    $ 105,817    $ 341,134    $ 334,844
Incurred losses and loss
 adjustment expenses              168,479       79,004      353,574      256,937
Commission and brokerage           42,592       22,329      106,444       49,171
Other underwriting expenses         4,049        4,529       11,383       12,606
                                ---------    ---------    ---------    ---------
Underwriting (loss) gain       ($ 123,352)  ($      45)  ($ 130,267)   $  16,130
                                =========    =========    =========    =========

                                 U.S. INSURANCE
--------------------------------------------------------------------------------
                                  Three Months Ended         Nine Months Ended
                                     September 30,             September 30,
                                   2001         2000         2001         2000
                                ------------------------------------------------
Earned premiums                 $  82,901    $  25,788    $ 203,399    $  64,747
Incurred losses and loss
 adjustment expenses               58,919       16,128      145,183       40,813
Commission and brokerage           18,751        4,235       46,279       15,044
Other underwriting expenses         4,919        2,386       12,836        7,872
                                ---------    ---------    ---------    ---------
Underwriting gain (loss)        $     312    $   3,039   ($     899)   $   1,018
                                =========    =========    =========    =========

                             EVEREST RE GROUP, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

         For the Three and Nine Months Ended September 30, 2001 and 2000

                              SPECIALTY REINSURANCE
--------------------------------------------------------------------------------
                                  Three Months Ended         Nine Months Ended
                                     September 30,             September 30,
                                   2001         2000         2001         2000
                                ------------------------------------------------
Earned premiums                 $ 103,242    $  83,975    $ 296,050    $ 226,801
Incurred  losses and loss
 adjustment expenses               90,027       59,680      238,123      173,843
Commission and brokerage           28,778       18,979       76,343       58,372
Other underwriting expenses         1,350        1,626        4,300        4,489
                                ---------    ---------    ---------    ---------
Underwriting (loss) gain       ($  16,913)   $   3,690   ($  22,716)  ($   9,903)
                                =========    =========    =========    =========

                            INTERNATIONAL REINSURANCE
--------------------------------------------------------------------------------
                                  Three Months Ended         Nine Months Ended
                                     September 30,             September 30,
                                   2001         2000         2001         2000
                                ------------------------------------------------
Earned premiums                 $  65,917    $  75,611    $ 222,321    $ 216,763
Incurred  losses and loss
 adjustment expenses               41,064       65,141      154,300      178,418
Commission and brokerage           19,310       20,320       59,044       55,206
Other underwriting expenses         3,960        3,550       10,573       10,396
                                ---------    ---------    ---------    ---------
Underwriting gain (loss)        $   1,583   ($  13,400)  ($   1,596)  ($  27,257)
                                =========    =========    =========    =========

                               BERMUDA REINSURANCE
--------------------------------------------------------------------------------
                                  Three Months Ended         Nine Months Ended
                                     September 30,             September 30,
                                   2001         2000         2001         2000
                                ------------------------------------------------
Earned premiums                 $   4,674    $     -      $   9,230    $     -
Incurred  losses and loss
 adjustment expenses                8,075          -         12,456          -
Commission and brokerage              267          -            671          -
Other underwriting expenses           357          -          1,098          -
                                ---------    ---------    ---------    ---------
Underwriting (loss)            ($   4,025)   $     -     ($   4,995)   $     -
                                =========    =========    =========    =========

                             EVEREST RE GROUP, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

         For the Three and Nine Months Ended September 30, 2001 and 2000


The following table reconciles the underwriting results for the operating segments to income before tax as reported in the consolidated statements of operations and comprehensive income, with all dollar values presented in thousands:

                              ------------------------------------------------
                                Three Months Ended         Nine Months Ended
                                   September 30,             September 30,
                                 2001         2000         2001         2000
                              ------------------------------------------------
Underwriting (loss)          ($ 142,395)  ($   6,716)  ($ 160,473)  ($  20,012)
Net investment income            83,993       78,897      257,243      218,353
Realized (loss)                  (6,525)         (90)      (7,646)        (459)
Corporate operations                611          735        2,651        2,179
Interest expense                 11,300       11,931       35,266       26,624
Other (expense) income           (1,879)         605         (914)       1,045
                              ---------    ---------    ---------    ---------
(Loss) income before taxes   ($  78,717)   $  60,030    $  50,293    $ 170,124
                              =========    =========    =========    =========

The Company writes premium in the United States, Bermuda and international markets. The revenues, net income and identifiable assets of the individual foreign countries in which the Company writes business are not material.


10.  NEW ACCOUNTING PRONOUNCEMENT

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

         For the Three and Nine Months Ended September 30, 2001 and 2000


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

11.  RELATED-PARTY TRANSACTIONS

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

UNUSUAL LOSS EVENT

As a result of the terrorist attacks at the World Trade Center, the Pentagon and on various airlines on September 11, 2001 (collectively the "September 11 attacks"), the Company incurred pre-tax losses, based on an estimate of ultimate exposure developed through a review of its coverages, which totaled $195.0 million gross of reinsurance and $55.0 million net of reinsurance. Associated with this reinsurance were $60.0 million of pre-tax charges, predominantly from adjustment premiums, resulting in a total pre-tax loss from the September 11 attacks of $115.0 million. After tax recoveries relating specifically to this unusual loss event, the net loss from the September 11 attacks totaled $75.0 million. Over 90% of the losses ceded were to treaties where the reinsurers' obligations are fully collateralized, which in the Company's opinion eliminates reinsurance collection risk.

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

Also during 2000, the Company completed two additional acquisitions, Everest Security Insurance Company ("ESIC"), formerly known as Southeastern Security Insurance Company, a United States property and casualty company whose primary business is non-standard auto mobile insurance, and Everest International Reinsurance, Ltd. ("Everest International"), formerly known as AFC Re, Ltd. ("AFC Re"), a Bermuda based life and annuity reinsurer.

INDUSTRY CONDITIONS

Losses from the September 11 attacks have reduced industry capacity and caused individual insurance and reinsurance industry participants to reassess their capital position, tolerance for risk, exposure control mechanisms and the price and terms at which they will take on risk. The result has been immediate and significant upward pressure on rates and tightening of limits, terms and conditions and availability. These characteristics of a hardening market exist in varying degrees across insurance and reinsurance business lines, although supply and demand elements of the market have not yet fully re-settled into equilibrium. In addition to the modest rate increases and terms and condition improvements evident in many insurance and reinsurance lines since 1999, there has been an apparent reversal of the trend seen from 1987 to 1999 toward increasingly competitive global market conditions as reflected by decreasing rates and broadening terms and conditions and availability. Although the Company is encouraged by the apparent new trend, there remains uncertainty as to its strength and persistence.

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

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

PREMIUMS. Gross premiums written increased 41.5% to $503.3 million in the three months ended September 30, 2001 from $355.6 million in the three months ended September 30, 2000 as the Company took advantage of selected growth opportunities, while continuing to maintain a disciplined underwriting approach. Premium growth areas included an 89.2% ($65.4 million) increase in the U.S. Insurance operation, principally attributable to growth in workers' compensation insurance, a 36.8% ($41.6 million) increase in the U.S. Reinsurance operation, primarily reflecting improved market conditions, a 29.4% ($25.1 million) increase in the Specialty Reinsurance operation, principally attributable to growth in medical stop loss business, a component of A&H writings, and $16.2 million of writings through the Bermuda Reinsurance operation, which began writing business late in 2000. Partially offsetting these increases was a 0.7% ($0.6 million) decrease in the International Reinsurance operation. The Company continued to decline business that did not meet its objectives regarding underwriting profitability.

Ceded premiums increased to $123.1 million in the three months ended September 30, 2001 from $53.5 million in the three months ended September 30, 2000. This increase was principally attributable to $59.9 million of adjustment premiums incurred under the 2001 accident year aggregate excess of loss element of the Company's corporate retrocessional program relating to losses incurred as a result of the September 11 attacks, together with increased utilization of contract specific retrocessions in the U.S. Insurance operation. The ceded premiums for the three months ended September 30, 2001 and 2000 also included adjustment premiums of $10.9 million and $7.0 million, respectively, relating to claims made under the 1999 accident year aggregate excess of loss element of the Company's corporate retrocessional program.

Net premiums written increased by 25.9% to $380.1 million in the three months ended September 30, 2001 from $302.0 million in the three months ended September 30, 2000. This increase was consistent with the increase in gross premiums written, partially offset by the increase in ceded premiums.

PREMIUM REVENUES. Net premiums earned increased by 19.7% to $348.5 million in the three months ended September 30, 2001 from $291.2 million in the three months ended September 30, 2000. Contributing to this increase was a 221.5% ($57.1 million) increase in the U.S. Insurance operation, a 22.9% ($19.3 million) increase in the Specialty Reinsurance operation and $4.7 million of net premiums earned from the Bermuda Reinsurance operation. These increases were partially offset by a 13.3% ($14.0 million) decrease in the U.S. Reinsurance operation and a 12.8% ($9.7 million) decrease in the International Reinsurance operation. All of these changes reflect period to period changes in net written premiums and business mix together with normal variability in earnings patterns. Business mix changes occur not only as the Company shifts emphasis between products, lines of business, distribution channels and markets but also as individual contracts renew or non-renew, almost always with changes in coverage, structure, prices and/or terms, and as new contracts are accepted with coverages, structures, prices and/or terms different from those of expiring contracts. As premium reporting and earnings and loss and commission characteristics derive from the provisions of individual contracts, the continuous turnover of individual contracts, arising from both strategic shifts and day to day underwriting, can and does introduce appreciable background variability in various underwriting line items.

EXPENSES. Incurred loss and loss adjustment expenses ("LAE") increased by 66.7% to $366.6 million in the three months ended September 30, 2001 from $220.0 million in the three months ended September 30, 2000. The increase in incurred losses and LAE was principally attributable to the impact of incurred losses relating to the September 11 attacks, the increase in net premiums earned and the impact of changes in the Company's mix of business. Incurred losses and LAE include catastrophe losses, which include the impact of both current period events, and favorable and unfavorable development on prior period events and are net of reinsurance. Catastrophe losses, net of contract specific cessions but before cessions under the corporate retrocessional program, were $192.8 million in the three months ended September 30, 2001 and related principally to the September 11 attacks, compared to net catastrophe losses of $4.4 million in the three months ended September 30, 2000. Incurred losses and LAE for the three months ended September 30, 2001 reflected ceded losses and LAE of $225.5 million compared to ceded losses and LAE in the three months ended September 30, 2000 of $35.7 million, with the increase principally attributable to cessions relating to the September 11 attack losses and to the increased utilization of contract specific retrocessions in the U.S. Insurance operation. The ceded losses and LAE for the three months ended September 30, 2001 and 2000 reflect $130.0 million and $0.0 million, respectively, of losses ceded under the 2001 accident year aggregate excess of loss component of the Company's corporate retrocessional program. The ceded losses and LAE for the three months ended September 30, 2001 and 2000 reflect $20.0 million and $15.6 million, respectively, of losses ceded under the 1999 accident year aggregate excess of loss component of the Company's corporate retrocessional program.

Contributing to the increase in incurred losses and LAE in the three months ended September 30, 2001 from the three months ended September 30, 2000 were a 265.3% ($42.8 million) increase in the U.S. Insurance operation principally reflecting increased premium volume coupled with changes in this segment's specific reinsurance programs, a 113.3% ($89.5 million) increase in the U.S. Reinsurance operation, principally reflecting losses in connection with the September 11 attacks, a 50.8% ($30.3 million) increase in the Specialty Reinsurance operation principally reflecting losses in connection with the September 11 attacks and increased premium volume in A&H and $8.1 million of losses from the Bermuda Reinsurance operation, principally reflecting incurred losses assumed from Mt. McKinley. These increases were partially offset by a 37.0% ($24.1 million) decrease in the International Reinsurance operation related principally to a decrease in catastrophe losses. Incurred losses and LAE for each operation were also impacted by variability relating to changes in the level of premium volume and mix of business by class and type.

The Company's loss and LAE ratio ("loss ratio"), which is calculated by dividing incurred losses and LAE by premiums earned, increased by 29.7 percentage points to 105.2% in the three months ended September 30, 2001 from 75.5% in the three months ended September 30, 2000, reflecting the incurred losses and LAE discussed above. The following table shows the loss ratios for each of the Company's operating segments for the three months ended September 30, 2001 and 2000. The loss ratios for all operations were impacted by the factors noted above.

                          OPERATING SEGMENT LOSS RATIOS
--------------------------------------------------------------------------------
      Segment                                       2001                    2000
--------------------------------------------------------------------------------
U.S. Reinsurance                                   183.6%                   74.7%
U.S. Insurance                                      71.1%                   62.5%
Specialty Reinsurance                               87.2%                   71.1%
International Reinsurance                           62.3%                   86.2%
Bermuda Reinsurance                                172.8%                    N/A

Underwriting expenses increased by 58.8% to $124.9 million in the three months ended September 30, 2001 from $78.7 million in the three months ended September 30, 2000. Commission, brokerage, taxes and fees increased by $43.8 million, principally reflecting increases in premium volume and changes in the mix of business. Other underwriting expenses increased by $2.4 million. Contributing to these underwriting expense increases were a 257.5% ($17.0 million) increase in the U.S. Insurance operation, mainly relating to increased premium volume, a 73.7% ($19.8 million) increase in the U.S. Reinsurance operation, a 46.2% ($9.5 million) increase in the Specialty Reinsurance operation and $0.6 million of expenses from the Bermuda Reinsurance operation. These increases were partially offset by a 0.1% ($0.6 million) decrease in the International Reinsurance operation. The changes for each operation's expenses principally resulted from changes in commission expenses related to changes in premium volume and business mix by class and type and, in some cases, changes in the use of specific retrocessions and the underwriting performance of the underlying business. The Company's expense ratio, which is calculated by dividing underwriting expenses by premiums earned, was 35.9% for the three months ended September 30, 2001 compared to 27.0% for the three months ended September 30, 2000.

The Company's combined ratio, which is the sum of the loss and expense ratios, increased by 38.4 percentage points to 141.0% in the three months ended
September 30, 2001 compared to 102.6% in the three months ended September 30, 2000. The following table shows the combined ratios for each of the Company's operating segments for the three months ended September 30, 2001 and 2000. The combined ratios for all operations were impacted by the loss and expense ratio variability noted above, and for certain operations, by the impact of adjustment premiums ceded under the accident year aggregate excess of loss element of the Company's retrocessional program, principally relating to losses incurred as the result of the September 11 attacks.

                        OPERATING SEGMENT COMBINED RATIOS
--------------------------------------------------------------------------------
      Segment                                       2001                    2000
--------------------------------------------------------------------------------
U.S. Reinsurance                                   234.4%                  100.0%
U.S. Insurance                                      99.6%                   88.2%
Specialty Reinsurance                              116.4%                   95.6%
International Reinsurance                           97.6%                  117.7%
Bermuda Reinsurance                                186.1%                    N/A

Interest expense for the three months ended September 30, 2001 was $11.3 million compared to $11.9 million for the three months ended September 30, 2000. Interest expense for the three months ended September 30, 2001 reflects $9.7 million relating to Holdings' issuance of senior notes and $1.6 million relating to Holdings' borrowings under its revolving credit facility. Interest expense for the three months ended September 30, 2000 reflects $9.8 million relating to Holdings' issuance of senior notes and $2.1 million relating to Holdings' borrowings under its revolving credit facility.

Other expense for the three months ended September 30, 2001 was $1.9 million compared to other income of $0.6 million for the three months ended September 30, 2000. Significant contributors to other expense for the three months ended September 30, 2001 were losses realized in connection with future derivative loss events, the amortization of deferred expenses relating to Holdings' issuance of senior notes in 2000 and foreign exchange losses, partially offset by financing fees. Other income for the three months ended September 30, 2000 principally reflected foreign exchange gains. The foreign exchange gains for both periods are attributable to fluctuations in foreign currency exchange rates.

INVESTMENT RESULTS. Net investment income increased 6.5% to $84.0 million in the three months ended September 30, 2001 from $78.9 million in the three months ended September 30, 2000, principally reflecting the effect of investing the $256.6 million of cash flow from operations in the twelve months ended September 30, 2001 and the investment of the approximately $554.5 million of additional net invested assets resulting from the acquisitions of Mt. McKinley and Everest International, partially offset by the impact of generally lower interest rates available on new investments. The following table shows a comparison of various investment yields as of September 30, 2001 and December 31, 2000, respectively, and for the periods ended September 30, 2001 and 2000, respectively.

                                                            2001            2000
                                                            --------------------
Imbedded pre-tax yield of cash and invested
 assets at September 30, 2001 and December 31, 2000          6.3%            6.7%
Imbedded after-tax yield of cash and invested
 assets at September 30, 2001 and December 31, 2000          5.2%            5.4%
Annualized pre-tax yield on average cash and
 invested assets for the three months ended September 30,
 2001 and 2000                                               6.1%            6.5%
Annualized after-tax yield on average cash and
 invested assets for the three months ended September 30,
 2001 and 2000                                               5.1%            5.0%

Net realized capital losses were $6.5 million in the three months ended September 30, 2001, reflecting realized capital losses on the Company's investments of $13.1 million, partially offset by $6.6 million of realized capital gains, compared to net realized capital losses of $0.1 million in the three months ended September 30, 2000. The net realized capital losses in the three months ended September 30, 2000 reflected realized capital losses of $0.2 million, partially offset by $0.1 million of realized capital gains. The realized capital losses in the three months ended September 30, 2001 and 2000 arose mainly from activity in the Company's U.S. fixed maturity portfolio. The realized capital gains in the three months ended September 30, 2001 and 2000 arose mainly from activity in the Company's equity portfolio.

INCOME TAXES. The Company generated income tax benefits of $35.0 million in the three months ended September 30, 2001 compared to income tax expense of $12.3 million incurred in the three months ended September 30, 2000. This tax benefit primarily resulted from the losses relating to the September 11 attacks, for which the benefit has been calculated based on the specific impacts of this unusual event.

NET INCOME. Net loss was $43.8 million in the three months ended September 30, 2001 compared to net income of $47.7 million in the three months ended September 30, 2000, with the change principally attributable to the impact of the September 11 attacks.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

PREMIUMS. Gross premiums written increased 43.5% to $1,415.0 million in the nine months ended September 30, 2001 from $986.0 million in the nine months ended September 30, 2000 as the Company took advantage of selected growth opportunities, while continuing to maintain a disciplined underwriting approach. Premium growth areas included a 162.8% ($241.9 million) increase in the U.S. Insurance operation, principally attributable to growth in workers' compensation insurance, a 34.3% ($79.1 million) increase in the Specialty Reinsurance operation, principally attributable to growth in medical stop loss business, a component of A&H writings, an 18.7% ($69.6 million) increase in the U.S. Reinsurance operation, primarily reflecting improved market conditions, a 5.1% ($11.9 million) increase in the International Reinsurance operation, mainly attributable to growth in Latin America and $26.4 million of writings through the Bermuda Reinsurance operation, which began writing business late in 2000. The Company continued to decline business that did not meet its objectives regarding underwriting profitability.

Ceded premiums increased to $221.1 million in the nine months ended September 30, 2001 from $101.3 million in the nine months ended September 30, 2000. This increase was principally attributable to $59.9 million of adjustment premiums incurred under the 2001 accident year aggregate excess of loss element of the Company's corporate retrocessional program relating to losses incurred as a result of the September 11 attacks, together with increased utilization of contract specific retrocessions in the U.S. Insurance operation. The ceded premiums for the nine months ended September 30, 2001 and 2000 also included adjustment premiums of $26.3 million and $18.6 million, respectively, relating to claims made under the 1999 accident year aggregate excess of loss element of the Company's corporate retrocessional program.

Net premiums written increased by 34.9% to $1,193.9 million in the nine months ended September 30, 2001 from $884.7 million in the nine months ended September 30, 2000. This increase was consistent with the increase in gross premiums written, partially offset by the increase in ceded premiums.

PREMIUM REVENUES. Net premiums earned increased by 27.2% to $1,072.1 million in the nine months ended September 30, 2001 from $843.2 million in the nine months ended September 30, 2000. Contributing to this increase was a 214.1% ($138.7 million) increase in the U.S. Insurance operation, a 30.5% ($69.2 million) increase in the Specialty Reinsurance operation, a 2.6% ($5.6 million) increase in the International Reinsurance operation, a 1.9% ($6.3 million) increase in the U.S. Reinsurance operation and $9.2 million of net premiums earned from the

Bermuda  Reinsurance  operation.  All of these changes  reflect period to period
changes  in  net  written   premiums  and  business  mix  together  with  normal
variability in earnings patterns.

EXPENSES. Incurred loss and LAE increased by 39.0% to $903.6 million in the nine months ended September 30, 2001 from $650.0 million in the nine months ended September 30, 2000. The increase in incurred losses and LAE was principally attributable to the increase in net premiums earned, the impact of incurred losses relating to the September 11 attacks and the impact of changes in the Company's mix of business. Incurred losses and LAE include catastrophe losses, which include the impact of both current period events, and favorable and unfavorable development on prior period events and are net of reinsurance. Catastrophe losses, net of contract specific cessions but before cessions under the corporate retrocessional program, were $222.1 million in the nine months ended September 30, 2001 and related principally to the September 11 attacks, tropical storm Alison, Petrobras Oil Rig and El Salvador earthquake loss events, compared to net catastrophe losses of $13.6 million in the nine months ended September 30, 2000. Incurred losses and LAE for the nine months ended September 30, 2001 reflected ceded losses and LAE of $332.1 million compared to ceded losses and LAE in the nine months ended September 30, 2000 of $93.0 million, with the increase principally attributable to cessions relating to the September 11 attack losses and to the increased utilization of contract specific retrocessions in the U.S. Insurance operation. The ceded losses and LAE for the nine months ended September 30, 2001 and 2000 reflect $130.0 million and $0.0 million, respectively, of losses ceded under the 2001 accident year aggregate excess of loss component of the Company's corporate retrocessional program. The ceded losses and LAE for the nine months ended September 30, 2001 and 2000 reflect $49.0 million and $39.1 million, respectively, of losses ceded under the 1999 accident year aggregate excess of loss component of the Company's corporate retrocessional program.

Contributing to the increase in incurred losses and LAE in the nine months ended September 30, 2001 from the nine months ended September 30, 2000 were a 255.7% ($104.4 million) increase in the U.S. Insurance operation principally reflecting increased premium volume coupled with changes in this segments specific retrocession programs, a 37.6% ($96.6 million) increase in the U.S. Reinsurance operation, principally reflecting losses in connection with the September 11 attacks and tropical storm Alison, a 37.0% ($64.3 million) increase in the Specialty Reinsurance operation principally attributable to increased premium volume in A&H business together with losses relating to the September 11 attacks and Petrobras Oil Rig loss events and $12.5 million of losses from the Bermuda Reinsurance operation, principally reflecting incurred losses assumed from Mt. McKinley. These increases were partially offset by a 13.5% ($24.1 million) decrease in the International Reinsurance operation related principally to a decrease in catastrophe losses. Incurred losses and LAE for each operation were also impacted by variability relating to changes in the level of premium volume and mix of business by class and type.

The Company's loss ratio, which is calculated by dividing incurred losses and LAE by premiums earned, increased by 7.2 percentage points to 84.3% in the nine months ended September 30, 2001 from 77.1% in the nine months ended September 30, 2000 reflecting the incurred losses and LAE discussed above. The following table shows the loss ratios for each of the Company's operating segments for the nine months ended September 30, 2001 and 2000. The loss ratios for all operations were impacted by the factors noted above.

                          OPERATING SEGMENT LOSS RATIOS
--------------------------------------------------------------------------------
      Segment                                       2001                    2000
--------------------------------------------------------------------------------
U.S. Reinsurance                                   103.6%                   76.7%
U.S. Insurance                                      71.4%                   63.0%
Specialty Reinsurance                               80.4%                   76.7%
International Reinsurance                           69.4%                   82.3%
Bermuda Reinsurance                                135.0%                    N/A

Underwriting expenses increased by 54.0% to $331.6 million in the nine months ended September 30, 2001 from $215.3 million in the nine months ended September 30, 2000. Commission, brokerage, taxes and fees increased by $111.0 million, principally reflecting increases in premium volume and changes in the mix of business. In addition, in 2000, the Company's reassessment of the expected losses on a multi-year reinsurance treaty led to a $29.4 million decrease in contingent commissions with a corresponding increase to losses. Other underwriting expenses increased by $5.3 million. Contributing to these underwriting expense increases were a 158.0% ($36.2 million) increase in the U.S. Insurance operation, mainly relating to the increased premium volume, a 90.7% ($56.1 million) increase in the U.S. Reinsurance operation, which included the impact of the contingent commission adjustment noted above, a 28.3% ($17.8 million) increase in the Specialty Reinsurance operation, a 6.1% ($4.0 million) increase in the International Reinsurance operation and $1.8 million of expenses from the Bermuda Reinsurance operation. The changes for each operation's expenses principally resulted from changes in commission expenses related to changes in premium volume and business mix by class and type and, in some cases, changes in the use of specific retrocessions and the underwriting performance of the underlying business. The Company's expense ratio, which is calculated by dividing underwriting expenses by premiums earned, was 30.9% for the nine months ended September 30, 2001 compared to 25.6% for the nine months ended September 30, 2000.

The Company's combined ratio, which is the sum of the loss and expense ratios, increased by 12.6 percentage points to 115.2% in the nine months ended September 30, 2001 compared to 102.6% in the nine months ended September 30, 2000. The following table shows the combined ratios for each of the Company's operating segments for the nine months ended September 30, 2001 and 2000. The combined ratios for all operations were impacted by the loss and expense ratio variability noted above, and for certain operations, by the impact of adjustment premiums ceded under the accident year aggregate excess of loss element of the Company's retrocessional program, principally relating to losses incurred as the result of the September 11 attacks.

                        OPERATING SEGMENT COMBINED RATIOS
--------------------------------------------------------------------------------
      Segment                                       2001                    2000
--------------------------------------------------------------------------------
U.S. Reinsurance                                   138.2%                   95.2%
U.S. Insurance                                     100.4%                   98.4%
Specialty Reinsurance                              107.7%                  104.4%
International Reinsurance                          100.7%                  112.6%
Bermuda Reinsurance                                154.1%                    N/A

Interest expense for the nine months ended September 30, 2001 was $35.3million compared to $26.6 million for the nine months ended September 30, 2000. Interest expense for the nine months ended September 30, 2001 reflects $29.2 million relating to Holdings' issuance of senior notes and $6.1 million relating to Holdings' borrowings under its revolving credit facility. Interest expense for the nine months ended September 30, 2000 reflects $21.2 million relating to Holdings' issuance of senior notes and $5.4 million relating to Holdings' borrowings under its revolving credit facility.

Other expense for the nine months ended September 30, 2001 was $0.9 million compared to other income of $1.0 million for the nine months ended September 30, 2000. Significant contributors to other expense for the nine months ended September 30, 2001 were losses realized in connection with future derivative loss events and the amortization of deferred expenses relating to Holdings' issuance of senior notes in 2000, partially offset by foreign exchange gains and financing fees. Other income for the nine months ended September 30, 2000 principally included foreign exchange gains and financing fees. The foreign exchange gains for both periods are attributable to fluctuations in foreign currency exchange rates.

INVESTMENT RESULTS. Net investment income increased 17.8% to $257.2 million in the nine months ended September 30, 2001 from $218.4 million in the nine months ended September 30, 2000, principally reflecting the effect of investing the $256.6 million of cash flow from operations in the twelve months ended September 30, 2001, the investment in the second quarter of 2000 of the $450.0 million in proceeds from Holdings' issuance of senior notes and the investment of the approximately $554.5 million of additional net invested assets resulting from the acquisitions of Mt. McKinley and Everest International, partially offset by the impact of generally lower interest rates available on new investments. The following table shows a comparison of various investment yields as of September 30, 2001 and December 31, 2000, respectively, and for the periods ended September 30, 2001 and 2000, respectively.

                                                            2001            2000
                                                            --------------------
Imbedded pre-tax yield of cash and invested
 assets at September 30, 2001 and December 31, 2000          6.3%            6.7%
Imbedded after-tax yield of cash and invested
 assets at September 30, 2001 and December 31, 2000          5.2%            5.4%
Annualized pre-tax yield on average cash and
 invested assets for the six months ended September
 30, 2001 and 2000                                           6.3%            6.3%
Annualized after-tax yield on average cash and
 invested assets for the six months ended September
 30, 2001 and 2000                                           5.1%            5.0%

Net realized capital losses were $7.6 million in the nine months ended September 30, 2001, reflecting realized capital losses on the Company's investments of $35.7 million, partially offset by $28.1 million of realized capital gains, compared to net realized capital losses of $0.5 million in the nine months ended September 30, 2000. The net realized capital losses in the nine months ended September 30, 2000 reflected realized capital losses of $23.9 million, partially offset by $23.4 million of realized capital gains. The realized capital losses in the nine months ended September 30, 2001 and 2000 arose mainly from activity in the Company's U.S. fixed maturity portfolio. The realized capital gains in the nine months ended September 30, 2001and 2000 arose mainly from activity in the Company's equity portfolio.

INCOME TAXES. The Company generated income tax benefits of $13.4 million in the nine months ended September 30, 2001 compared to income tax expense of $35.2 million incurred in the nine months ended September 30, 2000. This tax benefit primarily resulted from the losses relating to the September 11 attacks, for which the benefit has been calculated based on the specific impacts of this unusual event.

NET INCOME. Net income was $63.7 million in the nine months ended September 30, 2001 compared to $135.0 million in the nine months ended September 30, 2000. This decrease generally reflects the losses attributable to the September 11 attacks, partially offset by improved investment results.


FINANCIAL CONDITION

INVESTED ASSETS. Aggregate invested assets, including cash and short-term investments, were $5,711.8 million at September 30, 2001 and $5,493.0 million at December 31, 2000. The increase in invested assets between December 31, 2000 and September 30, 2001 resulted primarily from $215.5 million in cash flows from operations generated during the nine months ended September 30, 2001 and $101.2 million in net unrealized appreciation of the Company's investments, partially offset by $101.0 million in net payments on the Company's credit facility.

LIQUIDITY. The Company's liquidity requirements are met on both a short- and long-term basis by funds provided by premiums collected, investment income, collected reinsurance receivables balances and from the sale and maturity of investments together with the availability of funds under the Company's revolving credit facility. The Company's net cash flows from operating activities were $215.5 million and $48.9 million in the nine months ended September 30, 2001 and 2000, respectively. These cash flows were impacted by net catastrophe loss payments of $21.4 million and $38.5 million in the nine months ended September 30, 2001 and 2000, respectively, and by net income taxes paid of $54.6 million and $55.1 million for the nine months ended September 30, 2001 and 2000, respectively. The tax payments for the nine months ended September 30, 2001 reflect a $35.0 million payment to the Internal Revenue Service in connection with the Company's 1997 tax year liabilities. This one time payment effectively settled a deferred tax liability relating to the tax basis losses incurred for the 1997 tax year. This payment, which relates to a timing item, had no impact to the Company's results of operations for the period.

Proceeds from sales, calls and maturities and investment asset acquisitions were $1,067.4 million and $1,178.4 million, respectively, in the nine months ended September 30, 2001, compared to $639.4 million and $1,528.2 million, respectively, in the nine months ended September 30, 2000. The investment asset acquisitions in the nine months ended September 30, 2000 reflect the investment of the proceeds from Holdings' issuance of senior notes. The Company's current investment strategy seeks to maximize after-tax income through a high quality, diversified, duration sensitive, taxable bond and tax-exempt municipal bond portfolio, while maintaining an adequate level of liquidity.

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

The Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1, Holdings to maintain a minimum interest coverage ratio of 2.5 to 1 and Everest Re to maintain its statutory surplus at $850.0 million plus 25% of aggregate net income and 25% of aggregate capital contributions earned or received after December 31, 1999. The Company was in compliance with all covenants under the facility at September 30, 2001 and 2000 as well as for the three and nine months ended September 30, 2001 and 2000.

During the three and nine months ended September 30, 2001, Holdings made payments on the Credit Facility of $0.0 million and $123.0 million, respectively, and borrowings of $0.0 million and $22.0 million, respectively. As of September 30, 2001 and 2000, Holdings had outstanding Credit Facility borrowings of $134.0 million and $137.0 million, respectively. Interest expense incurred in connection with these borrowings was $1.6 million and $2.1 million for the three months ended September 30, 2001 and 2000, respectively, and $6.1 million and $5.5 million for the nine months ended September 30, 2001 and 2000, respectively.

During the first quarter of 2000, Holdings completed a public offering of $200.0 million principal amount of 8.75% senior notes due March 15, 2010 and $250.0 million principal amount of 8.5% senior notes due March 15, 2005. During the first quarter of 2000, Holdings distributed $400.0 million of these proceeds to Group of which $250.0 million was used by Group to capitalize Everest Reinsurance (Bermuda), Ltd. Interest expense incurred in connection with these senior notes was $9.7 million and $9.8 million for the three months ended September 30, 2001 and 2000, respectively, and $29.2 million and $21.2 million for the nine months ended September 30, 2001 and 2000, respectively.

SHAREHOLDERS' EQUITY. The Company's shareholders' equity increased to $1,720.3 million as of September 30, 2001, from $1,583.4 million as of December 31, 2000, principally reflecting net income of $63.7 million for the nine months ended September 30, 2001 and net unrealized appreciation of $75.7 million on the Company's investments. Dividends of $3.2 million and $9.7 million were declared and paid by the Company in the three and nine months ended September 30, 2001, respectively. During the three months ended March 31, 2000, the Company repurchased 0.650 million of its common shares at an average price of $25.24 per share, raising the total repurchases under the Company's authorized repurchase program to 4.720 million shares at an average price of $27.60 per share with a total repurchase expenditure to date of $130.4 million. There have been no repurchases in subsequent quarters. At September 30, 2001, 2.180 million shares remained available for repurchase under the existing repurchase authorization. As part of the Company's restructuring, the treasury shares held by the Company prior to February 24, 2000 were retired, resulting in a reduction to treasury shares with a corresponding reduction of paid-in capital and common shares.

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

Part II - Item 2. Changes in Securities

c)      Information required by Item 701 of Regulation S-K:

        (a) On July 2, 2001, 604 common shares of the Company were distributed and on October 1, 2001, 696 common shares of the Company were distributed.

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

        (e)  Not applicable.


Part II - Item 6. Exhibits and Reports on Form 8-K

a)      Exhibit Index:

        Exhibit No.     Description                           Location
        -----------     -----------                           --------
        11.1            Statement regarding computation       Filed herewith
                        of per share earnings



b) There were no reports on Form 8-K filed during the three-month period ending September 30, 2001.

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

                                      EVEREST RE GROUP, LTD.
                                      (Registrant)





                                      /S/ STEPHEN L. LIMAURO
                                          --------------------------------
                                          Stephen L. Limauro
                                          Executive Vice President and Chief
                                           Financial Officer
                                          (Duly authorized officer and principal
                                           accounting officer)







Dated:  October 26, 2001