Form 10-Q/A
period 2001-09-30
EVEREST RE GROUP LTD
filed 2001-10-30
CIK 1095073

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-Q/A

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

                                                   Number of Shares Outstanding
             Class                                     at October 30, 2001
             -----                                 ----------------------------
Common Shares,     $.01 par value                          46,254,583

                             EVEREST RE GROUP, LTD.

                              Index To Form 10-Q/A

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

                             EVEREST RE GROUP, LTD.
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                (Dollars in thousands, except per share amounts)

                                 Three Months Ended           Nine Months Ended
                                    September 30,               September 30,
                              ------------------------    --------------------------
                                 2001          2000          2001           2000
                              ----------    ----------    -----------    -----------
                                    (unaudited)                 (unaudited)
REVENUES:
Premiums earned               $  348,502    $  291,191    $ 1,072,134    $   843,155
Net investment income             83,993        78,897        257,243        218,353
Net realized capital (loss)       (6,525)          (90)        (7,646)          (459)
Other (expense) income            (1,879)          605           (914)         1,045
                              ----------    ----------    -----------    -----------
Total revenues                   424,091       370,603      1,320,817      1,062,094
                              ----------    ----------    -----------    -----------

CLAIMS AND EXPENSES:
Incurred loss and loss
 adjustment expenses             366,564       219,953        903,636        650,011
Commission, brokerage,
 taxes and fees                  109,698        65,863        288,781        177,793
Other underwriting expenses       15,246        12,826         42,841         37,542
Interest expense on senior
 notes                             9,726         9,831         29,176         21,173
Interest expense on credit
 facility                          1,574         2,100          6,090          5,451
                              ----------    ----------    -----------    -----------
Total claims and expenses        502,808       310,573      1,270,524        891,970
                              ----------    ----------    -----------    -----------

(LOSS) INCOME BEFORE TAXES       (78,717)       60,030         50,293        170,124

Income tax (benefit)
 expense                         (34,952)       12,343        (13,363)        35,150
                              ----------    ----------    -----------    -----------

NET (LOSS) INCOME             $  (43,765)   $   47,687    $    63,656    $   134,974
                              ==========    ==========    ===========    ===========

Other comprehensive
 income, net of tax               57,557        24,619         73,903         32,123
                              ----------    ----------    -----------    -----------
COMPREHENSIVE INCOME          $   13,792    $   72,306    $   137,559    $   167,097
                              ==========    ==========    ===========    ===========

PER SHARE DATA:
 Average shares outstanding
  (000's)                         46,228        45,834         46,143         45,848
 Net (loss) income per
  common share - basic        $    (0.95)   $     1.04    $      1.38    $      2.94
                              ==========    ==========    ===========    ===========

 Average diluted shares
  outstanding (000's)             46,228        46,414         47,064         46,181
 Net (loss) income per
  common share - diluted      $    (0.95)   $     1.03    $      1.35    $      2.92
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







Dated:  October 30, 2001