Form 10-K
period 2001-12-31
EVEREST RE GROUP LTD
filed 2002-03-19
CIK 1095073

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

For the fiscal year ended December 31, 2001       Commission file number 1-15731

                             EVEREST RE GROUP, LTD.
             (Exact name of registrant as specified in its charter)


            Bermuda                                             98-0365432
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value on March 14, 2002 of the voting stock held by non-affiliates of the registrant was $3,609.9 million.

     At March 14, 2002, the number of shares outstanding of the registrant's common shares was 51,286,265.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Certain information required by Items 10, 11, 12, and 13 of Form 10-K is incorporated by reference into Part III hereof from the registrant's proxy statement for the 2002 Annual General Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of the close of the registrant's fiscal year ended December 31, 2001.


================================================================================

TABLE OF CONTENTS




Item                                                                        Page
----                                                                        ----

PART I

     1.    Business
     2.    Properties
     3.    Legal Proceedings
     4.    Submission of Matters to a Vote of Security Holders

PART II

     5.    Market for Registrant's Common Equity and Related
            Shareholder Matters
     6.    Selected Financial Data
     7. Management's Discussion and Analysis of Financial Condition and Results of Operations
    7A.    Quantitative and Qualitative Disclosures About Market Risk
     8.    Financial Statements and Supplementary Data
     9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III

    10.    Directors and Executive Officers of the Registrant
    11.    Executive Compensation
    12.    Security Ownership of Certain Beneficial Owners and Management
    13.    Certain Relationships and Related Transactions

PART IV

    14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

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


ITEM 1.  BUSINESS

THE COMPANY
Group, a Bermuda company, with its principal executive office in Barbados, was established in 1999 as a wholly-owned subsidiary of Holdings. On February 24, 2000, a corporate restructuring was completed and Group became the new parent holding company of Holdings, which remains the holding company for the Company's non-Bermuda based operations. Holders of shares of common stock of Holdings automatically became holders of the same number of common shares of Group. Prior to the restructuring, Group had no significant assets or capitalization and had not engaged in any business or prior activities other than in connection with the restructuring. The Company had gross premiums written in 2001 of $1,874.6 million and shareholders' equity at December 31, 2001 of $1,720.5 million.

In connection with the restructuring, Group established a Bermuda-based reinsurance subsidiary, Everest Reinsurance (Bermuda), Ltd. ("Bermuda Re"), which commenced business in the second half of 2000. Group also formed Everest Global Services, Inc., a Delaware subsidiary to perform administrative and back-office functions for Group and its U.S.-based and non-U.S. based subsidiaries.

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

Following is a summary of the Company's operating subsidiaries:

   o Everest Re, a Delaware insurance company and a direct subsidiary of Holdings, is a licensed property and casualty insurer and/or reinsurer in all states (except Nevada and Wyoming), the District of Columbia, Puerto Rico and Canada, and is authorized to conduct reinsurance business in the United Kingdom and Singapore. Everest Re underwrites property and casualty reinsurance for insurance and reinsurance companies in the United States and international markets. Everest Re had statutory surplus at December 31, 2001 of $1,293.8 million.

   o Bermuda Re, a Bermuda insurance company and a direct subsidiary of Group, is registered in Bermuda as a Class 4 insurer and long-term insurer and is authorized to write property and casualty business and life and annuity business. Bermuda Re commenced business in the second half of 2000. In December 2000, Bermuda Re acquired all of the issued and outstanding shares of AFC Re Ltd. ("AFC Re"), a Bermuda long-term insurance company. AFC Re wrote annuity reinsurance business, which business has been assumed by Bermuda Re. In September 2001, AFC Re was sold to Group and renamed Everest International Reinsurance, Ltd. ("Everest International") and is currently inactive. Bermuda Re had capital at December 31, 2001 of $451.9 million.

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

   o Everest Security Insurance Company ("Everest Security"), formerly Southeastern Security Insurance Company, a Georgia insurance company and a direct subsidiary of Everest Re, was acquired in January 2000 and writes property and casualty insurance on an admitted basis in Georgia.

   o Mt. McKinley Managers, L.L.C. ("Managers"), a New Jersey limited liability company and a direct subsidiary of Holdings, is licensed in New Jersey as an insurance producer. An insurance producer is any intermediary, such as an agent or broker, which acts as the conduit between an insurance company and an insured. Managers, which is licensed to act in New Jersey as an insurance producer in connection with policies written on both an admitted and a surplus lines basis, is the underwriting manager for Everest Indemnity. Managers is also the parent company for WorkCare Southeast, Inc., an Alabama insurance agency, and WorkCare Southeast of Georgia, Inc., a Georgia insurance agency.

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

   o Everest Re Holdings, Ltd. ("Everest Ltd."), a Bermuda company and a direct subsidiary of Everest Re, was formed in 1998 and owns Everest Re Ltd., a United Kingdom company that is in the process of being dissolved because its reinsurance operations have been converted into branch operations of Everest Re. Everest Ltd. also holds $104.3 million of investments, the management of which constitutes its principal operations.

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

BUSINESS STRATEGY
The Company's underwriting strategies seek to capitalize on its financial capacity, its employee expertise and its flexibility to offer multiple products through multiple distribution channels. The Company's strategies include effective management of the property and casualty underwriting cycle, which refers to the tendency of insurance premiums, profits and the demand for and availability of coverage to rise and fall over time. The Company also seeks to manage its catastrophe exposures and retrocessional costs. Efforts to control expenses and to operate in a cost-efficient manner are also a continuing focus for the Company.

The Company's products include: (1) the full range of property and casualty reinsurance and insurance coverages, including marine, aviation, surety, errors and omissions liability ("E&O"), directors' and officers' liability ("D&O"), medical malpractice, other specialty lines, accident and health ("A&H"), workers' compensation and other standard lines; and (2) reinsurance of life and annuity business. The Company's distribution channels include both the direct and broker reinsurance markets, U.S., Bermuda and international markets, reinsurance, both treaty and facultative, and insurance, both admitted and non-admitted.

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

The Company's underwriting strategy also emphasizes flexibility and responsiveness to changing market conditions, such as increased demand or favorable pricing trends. The Company believes that its existing strengths, including its broad underwriting expertise, U.S., Bermuda and international presence and substantial capital, facilitate adjustments to its mix of business geographically, by line of business and by type of coverage, allowing it to capitalize on those market opportunities that provide the greatest potential for underwriting profitability. The Company's insurance operations facilitate these strategies by allowing the Company access to business, which would not likely be available to it on a reinsurance basis. The Company carefully monitors its mix of business across all operations to avoid inappropriate concentrations of geographic or other risk.

SEGMENT INFORMATION
The Company, through its subsidiaries, operates in five segments: U.S. Reinsurance, U.S. Insurance, Specialty Underwriting, International and Bermuda. The U.S. Reinsurance operation writes property and casualty reinsurance on both a treaty and facultative basis through reinsurance brokers as well as directly with ceding companies within the United States. The U.S. Insurance operation writes property and casualty insurance primarily through general agent relationships and surplus lines brokers within the United States. The Specialty Underwriting operation writes A&H, marine, aviation and surety business within the United States and worldwide through brokers and directly with ceding companies. The International operation writes property and casualty reinsurance through the Company's branches in Belgium, London, Canada and Singapore, in addition to foreign "home-office" business. The Bermuda operation writes property, casualty, life and annuity business through brokers and directly with ceding companies.

These segments are managed in a carefully coordinated fashion with strong elements of central control, including with respect to capital, investments and support operations. As a result, management monitors and evaluates the financial performance of these operating segments principally based upon their underwriting results. The Company utilizes inter-affiliate reinsurance and such reinsurance does not impact segment results, since business is reported within the segment in which the business was first produced. For selected financial information regarding these segments, see Note 15 of Notes to Consolidated Financial Statements.

MARKETING
The Company writes business on a worldwide basis for many different customers and for many lines of business, providing a broad array of coverages. The Company is not materially dependent on any single customer, small group of customers, line of business or geographical area. For the 2001 calendar year, no single customer (ceding company or insured) generated more than 6.9% of the Company's gross premiums written. The Company does not believe that a reduction of business from any one customer would have a material adverse effect on its future financial condition or results of operations due to the Company's competitive position in the market place and the continuing availability of other sources of business.

Approximately 49.0%, 24.2% and 26.8% of the Company's 2001 gross premiums written were written in the broker reinsurance, direct reinsurance and insurance markets, respectively. The Company's ability to write reinsurance both through brokers and directly with ceding companies gives it the flexibility to pursue business regardless of the ceding company's preferred reinsurance purchasing method.

The reinsurance broker market consists of several substantial national and international brokers and a number of smaller specialized brokers. Brokers do not have the authority to bind the Company with respect to reinsurance agreements, nor does the Company commit in advance to accept any portion of the business that brokers submit to it. Reinsurance business from any ceding company, whether new or renewal, is subject to acceptance by the Company. Brokerage fees are generally paid by reinsurers. The Company's ten largest brokers accounted for an aggregate of approximately 39.1% of gross premiums written in 2001, with each of the two largest brokers accounting for approximately 13.4% and 11.8% of gross premiums written, respectively. The Company does not believe that a reduction of business assumed from any one broker would have a materially adverse effect on the Company due to its competitive position in the market place, relationships with ceding companies and the continuing availability of other sources of business.

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

UNDERWRITING OPERATIONS
The following table presents the distribution of the Company's gross premiums written by its U.S. Reinsurance, U.S. Insurance, Specialty Underwriting, International and Bermuda operations for the years ended December 31, 2001, 2000, 1999, 1998 and 1997, classified according to whether the premium is derived from property or casualty business and, for reinsurance business, whether it represents pro rata or excess of loss business:

                       GROSS PREMIUMS WRITTEN BY OPERATION

                                                    Years Ended December 31,
                  --------------------------------------------------------------------------------------------
                        2001               2000               1999               1998               1997
                  ----------------   ----------------   ----------------   ----------------   ----------------
                     $        %         $        %         $        %         $        %         $        %
                  --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
                                                      (Dollars in millions)
U.S. REINSURANCE
Property
 Pro Rata(1)      $   62.9     3.4%  $   60.2     4.3%  $   48.6     4.3%  $   30.1     2.9%  $   69.1     6.4%
 Excess              104.0     5.5       75.6     5.5       67.0     5.9       65.1     6.2       86.7     8.1
Casualty
 Pro Rata(1)         191.2    10.2      151.1    10.9      152.9    13.4      183.9    17.6      143.2    13.3
 Excess              252.3    13.5      194.7    14.1      222.1    19.5      212.5    20.3      191.8    17.8
                  --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
Total(2)             610.4    32.6      481.6    34.8      490.6    43.0      491.6    47.0      490.8    45.7
                  --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
U.S. INSURANCE
Property
 Pro Rata(1)           6.2     0.3        9.3     0.7        3.8     0.3        3.1     0.3        5.4     0.5
 Excess                  -     0.0          -     0.0          -     0.0          -     0.0          -     0.0
Casualty
 Pro Rata(1)         496.1    26.5      241.2    17.4       66.6     5.8       75.5     7.2       69.5     6.5
 Excess                  -     0.0          -     0.0          -     0.0          -     0.0          -     0.0
                  --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
Total(2)             502.4    26.8      250.5    18.1       70.4     6.2       78.6     7.5       74.9     7.0
                  --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
SPECIALTY
 UNDERWRITING
Property
 Pro Rata(1)         356.3    19.0      274.0    19.8      213.6    18.7       92.9     8.9       92.9     8.6
 Excess               35.0     1.9       19.3     1.4       19.7     1.7       15.8     1.5       16.9     1.6
Casualty
 Pro Rata(1)          18.4     1.0       21.4     1.5       32.3     2.8       39.3     3.8       45.4     4.2
 Excess                4.3     0.2        3.6     0.3        2.9     0.3        3.0     0.3        6.4     0.6
                  --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
Total(2)             414.0    22.1      318.3    23.0      268.5    23.5      151.0    14.4      161.6    15.0
                  --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
TOTAL U.S.
Property
 Pro Rata(1)         425.5    22.7      343.4    24.8      266.0    23.3      126.1    12.1      167.4    15.6
 Excess              139.0     7.4       94.9     6.9       86.7     7.6       80.9     7.7      103.6     9.6
Casualty
 Pro Rata(1)         705.8    37.6      413.8    29.9      251.8    22.1      298.7    28.6      258.1    24.0
 Excess              256.7    13.7      198.3    14.3      225.1    19.7      215.6    20.6      198.2    18.4
                  --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
Total(2)           1,526.8    81.4    1,050.4    75.9      829.5    72.7      721.2    69.1      727.3    67.8
                  --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
INTERNATIONAL
Property
 Pro Rata(1)         171.0     9.1      143.4    10.3      124.6    10.9      141.9    13.6      144.2    13.4
 Excess               60.0     3.2       55.6     4.0       54.8     4.8       45.8     4.4       62.9     5.9
Casualty
 Pro Rata(1)          54.3     2.9       78.4     5.7       84.4     7.4       93.4     8.9       99.2     9.2
 Excess               37.5     2.0       46.2     3.3       48.5     4.3       43.6     4.2       41.4     3.9
                  --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
Total(2)             322.8    17.2      323.6    23.4      312.3    27.4      324.7    31.0      347.7    32.3
                  --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
BERMUDA
 OPERATIONS
Property
 Pro Rata(1)           6.2     0.3          -     0.0          -     0.0          -     0.0          -     0.0
 Excess                0.6     0.0          -     0.0          -     0.0          -     0.0          -     0.0
Casualty
 Pro Rata(1)          18.1     1.0       11.6     0.8          -     0.0          -     0.0          -     0.0
 Excess                0.1     0.0          -     0.0          -     0.0          -     0.0          -     0.0
                  --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
Total(2) (3)          25.0     1.3       11.6     0.8          -     0.0          -     0.0          -     0.0
                  --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
TOTAL COMPANY
Property
 Pro Rata(1)         602.6    32.1      486.8    35.1      390.6    34.2      268.0    25.6      311.6    29.0
 Excess              199.6    10.6      150.5    10.9      141.4    12.4      126.6    12.1      166.5    15.5
Casualty
 Pro Rata(1)         778.1    41.5      503.8    36.4      336.2    29.4      392.1    37.5      357.3    33.2
 Excess              294.3    15.7      244.5    17.6      273.6    24.0      259.2    24.8      239.6    22.3
                  --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
Total(2)          $1,874.6   100.0%  $1,385.6   100.0%  $1,141.8   100.0%  $1,045.9   100.0%  $1,075.0   100.0%
                  ========  ======   ========  ======   ========  ======   ========  ======   ========  ======

---------------------
(1) For purposes of the presentation above, pro rata includes reinsurance attaching to the first dollar of loss incurred by the ceding company and insurance.
(2) Certain totals and subtotals may not reconcile due to rounding.
(3) Includes immaterial amounts of life and annuity premium.

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

In 2001, $125.4 million of gross premiums written were attributable to U.S. treaty property business, of which 49.9% was written on an excess of loss basis and 50.1% was written on a pro rata basis. The Company's property underwriters utilize sophisticated underwriting methods which management believes are necessary to analyze and price property business, particularly that segment of the property market which has catastrophe exposure.

U.S. treaty casualty business accounted for $368.9 million of gross premiums written in 2001, of which 48.5% was written on an excess of loss basis and 51.5% was written on a pro rata basis. The treaty casualty portfolio consists principally of professional liability, D&O liability, workers' compensation, excess and surplus lines, and other liability coverages. As a result of the complex technical nature of most of these risks, the Company's casualty underwriters tend to specialize by line of business and work closely with the Company's pricing actuaries.

The Company's facultative unit conducts business both through brokers and directly with ceding companies, and consists of three underwriting units representing property, casualty and specialty lines of business. Business is written from a facultative headquarters office in New York and satellite offices in Chicago and Oakland. In 2001, $41.0 million, $59.3 million and $12.4 million of gross premiums written were attributable to the property, general casualty and specialty lines of business, respectively.

In 2001, 85.7% and 14.3% of the U.S. Reinsurance operation's gross premiums written were written in the broker and direct reinsurance markets, respectively.

U.S. INSURANCE OPERATION. In 2001, the Company's U.S. Insurance operation wrote $502.4 million of gross premiums written, of which 98.8% was casualty and 1.2% was property. Of the casualty business, the predominant class was workers' compensation insurance. Everest National wrote $382.0 million and Everest Re wrote $84.3 million, with both principally targeting commercial property and casualty business written through general agency relationships with program administrators. Everest Indemnity wrote $18.7 million, principally targeting excess and surplus lines insurance business written through surplus lines brokers. Everest Security wrote $17.4 million, principally targeting non-standard auto business written through retail agency relationships. With respect to insurance written through general agents and surplus lines brokers, the Company supplements the initial underwriting process with periodic claims and underwriting reviews.

SPECIALTY UNDERWRITING OPERATION. The Company's Specialty Underwriting operation writes A&H, marine, aviation and surety reinsurance. The A&H unit primarily focuses on health reinsurance of traditional indemnity plans, self-insured health plans and specialty medical plans. The marine and aviation unit focuses on ceding companies with a particular expertise in marine and aviation business. The marine and aviation business is written primarily through brokers and contains a significant international component written primarily in the London market. Surety business underwritten by the Company consists mainly of reinsurance of contract surety bonds.

Gross premiums written by the A&H unit in 2001 totaled $297.0 million, of which $60.7 million was written through the broker market and $236.3 million was written through the direct market. Substantially all of the business was written on a proportional basis.

Gross premiums written by the marine and aviation unit in 2001 totaled $59.3 million, substantially all of which was written on a treaty basis and 94.0% of which was sourced through reinsurance brokers. Marine treaties represented 61.6% of marine and aviation gross premiums written in 2001 and consisted mainly of hull and liability coverage. Approximately 72.6% of the marine unit premiums in 2001 were written on a pro rata basis and 27.4% as excess of loss. Aviation premiums accounted for 38.4% of marine and aviation gross premiums written in 2001 and included reinsurance for airlines, general aviation and satellites. Approximately 81.0% of the aviation unit's premiums in 2001 were written on a pro rata basis and 19.0% as excess of loss.

In 2001, gross premiums written by the surety unit totaled $57.8 million. Approximately 56.9% of the surety unit premiums in 2001 were written on a pro rata basis and 43.1% on an excess of loss basis. Most of the portfolio is reinsurance of contract surety bonds written directly with ceding companies, with the remainder being credit reinsurance, mostly in international markets.

INTERNATIONAL  OPERATION.  The Company's  International operation is designed to enable it to capitalize on the growth opportunities in the international reinsurance market. The Company targets several international markets, including: Europe and the London markets, which are serviced by branches in Brussels and London; Canada, with a branch in Toronto; Asia and Australia, with a branch in Singapore; and Latin America, Africa and the Middle East, which business is serviced from Everest Re's New Jersey headquarters and Miami office. The Company also writes "home-foreign" business, which provides reinsurance on the international portfolios of U.S. insurers, from New Jersey. Approximately 71.6% of the gross premiums written by the Company's international underwriters in 2001 represented property business, while the balance represented casualty business. As with its U.S. operations, the Company's International operation focuses on financially sound companies that have strong management and underwriting discipline and expertise. Approximately 74.6% of the Company's international business was written through brokers, with the remainder written directly with ceding companies.

In 2001, the Company's gross premiums written by its Brussels and London branches totaled $116.1 million and consisted of pro rata property (55.2%), excess property (19.6%), pro rata casualty (9.8%) and excess casualty (15.4%). Substantially all of the Brussels and London premiums consisted of treaty reinsurance. The Brussels office focuses on the continental European reinsurance markets, while the London office covers international business written through the London market.

Gross premiums written by the Company's Canadian office totaled $39.7 million in 2001 and consisted of pro rata property (36.8%), excess property (15.8%), pro rata multi-line (10.1%), excess casualty (33.5%) and insurance written by Everest Canada (3.8%). Approximately 65.2% of the Canadian premiums consisted of treaty reinsurance, while 31.0% was facultative reinsurance and 3.8% was primary insurance.

The Company's Singapore branch covers the Asian and Australian markets and accounted for $24.4 million of gross written premiums in 2001. This business consisted of pro rata property (55.1%), excess property (12.0%), pro rata casualty (24.2%) and excess casualty (8.7%).

International business written out of Everest Re's New Jersey and Miami offices accounted for $142.6 million of gross premiums written in 2001 and consisted of pro rata treaty property (55.3%), pro rata treaty casualty (22.1%), excess treaty property (15.3%), excess treaty casualty (2.2%) and excess facultative property and casualty (5.1%). Of this international business, 59.9% was sourced from Latin America, 26.5% was sourced from the Middle East, 4.2% was sourced from Europe, Africa and Asia, and 9.4% was "home-foreign" business.

BERMUDA OPERATION. The Company's Bermuda operation writes property, casualty, life and annuity business through Bermuda Re. In 2001, the Bermuda operation continued to scale up and had gross property and casualty premiums written of $25.0 million. In addition, the Bermuda operation generated business revenue from annuity writings and a small number of specialized equity options and credit default swaps.

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

UNDERWRITING PROCESS
The Company offers ceding companies full service capability, including actuarial, claims, accounting and systems support, either directly or through the broker community. The Company's capacity for both property and casualty risks allows it to underwrite entire contracts or major portions thereof that might otherwise need to be syndicated among several reinsurers. The Company's strategy is to act as "lead" reinsurer in many of the reinsurance treaties it underwrites. The lead reinsurer on a treaty generally accepts one of the largest percentage shares of the treaty and is in a stronger position to negotiate price, terms and conditions than is a reinsurer that takes a smaller position. Management believes this strategy enables it to more effectively influence the terms and conditions of the treaties on which it participates. When the Company does not lead the treaty, it may still suggest changes to any aspect of the treaty. The Company may decline to participate in a treaty based upon its assessment of all relevant factors.

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

The Company is exposed to multiple insured losses arising out of a single occurrence, whether a natural event, such as a hurricane or an earthquake, or other catastrophe, such as an explosion at a major factory or a terrorist event. Any such catastrophic event could generate insured losses in one or many of the

Company's treaties or lines of business, including property and/or casualty exposures. The Company employs various techniques, including licensed software modeling, to assess it's accumulated exposure. Such techniques are inherently more difficult to apply to non-property exposures. Accumulated exposures with respect to property catastrophe losses are summarized in terms of the probable maximum loss ("PML"). The Company defines PML as its anticipated maximum property loss, taking into account contract limits, caused by a single catastrophe affecting a broad contiguous geographic area, such as that caused by a hurricane or earthquake of such a magnitude that it is expected to occur once in every 100 years.

Management estimates that the Company's greatest catastrophe exposure worldwide from any single event is to hurricanes and earthquakes in the coastal regions of the United States, where the Company estimates it has a PML exposure, before reinsurance, of approximately $140 million in each such region based on its current book of business. Similarly, management estimates that the largest current PML exposure, before reinsurance, outside the United States is approximately $97 million. There can be no assurance that the Company will not experience losses from one or more catastrophic events that exceed, perhaps by a substantial amount, its estimated PML, particularly if such events also give rise to non-property exposures. Nor can there be assurance that the Company's reinsurance program will not change or that it will respond predictably to any given event.

Underwriting guidelines have been established for each business unit. These guidelines place dollar limits on the amount of business that can be written based on a variety of factors, including ceding company, line of business, geographical location and risk hazards. In each case, those guidelines permit limited exceptions, which must be authorized by the Company's senior management.

The Company employs a retrocessional approach where reinsurance may be purchased to cover specific business written or exposure accumulations or it may be purchased as a corporate level retrocessional program covering the potential accumulation or aggregation of exposures across some or all of the Company's operations. All reinsurance purchasing decisions consider both the potential coverage and market conditions with respect to the pricing, terms, conditions and availability of such coverage, with the aim of securing cost-effective protection. The level of reinsurance coverage varies over time, reflecting the underwriter's and/or Company's view of the changing dynamics of both the underlying exposure and the reinsurance markets.

The  Company  does  not  typically   purchase   reinsurance  to  cover  specific
reinsurance business written, but does from time to time, purchase retrocessional protections where underwriting management deems it to be prudent and/or cost-effective to reinsure a portion of the specific risks being assumed. In 2001 and 2000, the Company purchased an excess property facultative retrocessional program and an excess workers' compensation retrocessional program. In addition, the Company purchased an excess property catastrophe retrocessional program for losses incurred outside of the U.S. for 2002, 2001 and 2000. The Company also participates in "common account" retrocessional arrangements for certain reinsurance treaties. Common account reinsurance arrangements are arrangements whereby the ceding company purchases reinsurance for the benefit of itself and its reinsurers on one or more of its reinsurance treaties. Common account retrocessional arrangements reduce the effect of individual or aggregate losses to all participating companies with respect to the involved treaties, including the ceding company.

The Company typically considers the purchase of reinsurance to cover insurance programs written by the U.S. Insurance operation. Such consideration includes balancing the underlying exposures against the availability of cost-effective reinsurance protection. For policies incepting on or after November 1998, the Company purchased a workers' compensation reinsurance program that provided for statutory limits coverage in excess of $75,000 of losses per occurrence on the Company's workers' compensation insurance business written prior to November 1, 2000. Since November 1, 2000, this primary workers' compensation reinsurance program provides statutory limits coverage in excess of $250,000 of losses per occurrence for business written prior to November 1, 2001. The Company has not purchased such coverage for the period subsequent to December 31, 2001. In addition, for the twelve-month period commencing July 31, 2000, the Company purchased reinsurance for a specific program of business. The reinsurance, subject to certain aggregate limits, covered U.S. Longshore and Harbor Workers' Compensation Act and state act workers' compensation business for 100% of loss occurrences up to $100 million. Consistent with the $1 million limits of the underlying policies in the program, reinsurance for 100% of Maritime Employers Liability and Employers Liability was also provided. Neither the program nor the reinsurance were renewed in 2001.

The Company also considers purchasing corporate level retrocessional protection covering the potential accumulation of exposures. Such consideration includes balancing the underlying exposures against the availability of cost-effective retrocessional protection. For 2001, the Company purchased an accident year aggregate excess of loss retrocession agreement which provides up to $175.0 million of coverage if Everest Re's consolidated statutory basis accident year loss ratio exceeds a loss ratio attachment point provided in the contract for the 2001 accident year. The attachment point is net of inuring reinsurance and retrocessions and includes adjustable premium provisions that effectively cause the Company to offset, on a pre-tax income basis, up to 52.9% of such ceded losses, depending upon the character of the underlying losses, through additional premiums. The maximum recovery is $175.0 million before giving effect to a maximum adjustable premium of $82.5 million. Cessions under this cover have reduced the limit available to $11.0 million at December 31, 2001. Similar coverage was purchased and remains in effect for the 2000 accident year. No cessions have been made to this cover as of December 31, 2001. Similar coverage was purchased for the 1999 accident year with a $175.0 million limit, and cessions under this contract have reduced the limit available to $0.0 million. The Company has not purchased similar coverage for the period subsequent to December 31, 2001.

Although the catastrophe and aggregate excess of loss retrocessions have terms which provide for additional premiums to be paid to the retrocessionaire in the event that losses are ceded, all aspects of the Company's retrocessional program have been structured to permit these agreements to be accounted for as reinsurance under Statement of Financial Accounting Standards ("SFAS") No. 113. If a single catastrophe were to occur in the United States that resulted in $140 million of gross losses and allocated loss adjustment expenses ("ALAE") in 2002 (an amount equivalent to the Company's property catastrophe PML), management estimates that the effect the Company's income would be approximately $140 million and $101 million before and after taxes, respectively.

In addition, the Company has coverage under an aggregate excess of loss reinsurance agreement provided by Prudential Property and Casualty Insurance Company of Indiana ("Prupac"), a wholly-owned subsidiary of The Prudential, in connection with the Company's acquisition of Mt. McKinley in September 2000. This agreement covers 80% or $160 million of the first $200 million of any adverse loss reserve development on the carried reserves of Mt. McKinley at the date of acquisition and reimburses the Company as such losses are paid by the

Company. There were $22.2 million of cessions under this reinsurance at December 31, 2001, reducing the limit available under the contract to $137.8 million.

In connection with the Mt. McKinley acquisition, Prupac also provided excess of loss reinsurance for 100% of the first $8.5 million of loss with respect to certain of Mt. McKinley's retrocessions and potentially uncollectible reinsurance coverage. There were $2.5 million and $3.6 million of cessions under this reinsurance during the periods ending December 31, 2000 and 2001, respectively, reducing the limit available under the contract to $2.4 million.

As of December 31, 2001, the Company carried as an asset $895.1 million in reinsurance receivables with respect to losses ceded. Of this amount, $339.0 million, or 37.9%, was receivable from subsidiaries of London Reinsurance Group ("London Life") and $145.0 million, or 16.2%, was receivable from Continental Insurance Company ("Continental"). No other retrocessionaire accounted for more than 5% of the Company's receivables. See ITEM 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition".

The Company's arrangements with London Life and Continental are managed on a funds held basis, which means that the Company has not released premium payments to the retrocessionaire but rather retains such payments to secure obligations of the retrocessionaire, records them as a liability, credits interest on the balances and reduces the liability account as payments become due. As of December 31, 2001, such funds had reduced the Company's net exposure to London Life to $158.9 million, 100% of which has been secured by letters of credit, and its exposure to Continental to $67.9 million.

No assurance can be given that the Company will seek or be able to obtain retrocessional coverage in the future similar to that currently in place. The Company continuously evaluates its exposures and risk capacities in the context of reinsurance market conditions, at both the specific and corporate level. Although management carefully selects its reinsurers, the Company is subject to credit risk with respect to its reinsurance because the ceding of risk to reinsurers does not relieve the Company of its liability to insureds or ceding companies.

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

CHANGES IN HISTORICAL RESERVES
The following table shows changes in historical loss reserves for the Company for 1991 and subsequent years. The table is presented on a GAAP basis except that the Company's loss reserves for its Canadian branch operations are presented in Canadian dollars, the impact of which is not material. The top line of each table shows the estimated reserves for unpaid losses and LAE recorded at each year-end date. Each amount in the top line represents the estimated amount of future payments for losses and LAE on claims occurring in that year and in all prior years. The upper (paid) portion of the table presents the cumulative amounts paid through each subsequent year on those claims for which reserves were carried as of each specific year end. The lower (liability re-estimated) portion shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the actual claims for which the initial reserves were carried. The cumulative redundancy/deficiency line represents the cumulative change in estimates since the initial reserve was established. It is equal to the latest liability re-estimated amount less the initial reserve.

Each amount other than the original reserves in the top half of the table below includes the effects of all changes in amounts for prior periods. For example, if a loss settled in 1994 for $100,000 was first reserved in 1991 at $60,000 and remained unchanged until settlement, the $40,000 deficiency (actual loss minus original estimate) would be included in the cumulative redundancy (deficiency) in each of the years in the period 1991 through 1993 shown below. Conditions and trends that have affected development of liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.

                                               TEN YEAR GAAP LOSS DEVELOPMENT TABLE PRESENTED NET OF REINSURANCE
                                                             WITH SUPPLEMENTAL GROSS DATA (1) (2)

                                                                    Years Ended December 31,
                     ------------------------------------------------------------------------------------------------------------
                       1991      1992      1993      1994      1995      1996      1997      1998      1999      2000      2001
                     --------  --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
                                                                     (Dollars in millions)
Reserves for unpaid
 loss and LAE        $1,752.9  $1,854.7  $1,934.2  $2,104.2  $2,316.1  $2,551.6  $2,810.0  $2,953.5  $2,977.4  $3,364.9  $3,472.5
Paid (cumulative)
 as of:
 One year later         333.3     461.5     403.5     359.5     270.4     331.2     450.8     484.3     673.4     718.1
 Two years later        550.4     740.1     627.7     638.0     502.8     619.2     747.9     955.3   1,159.1
 Three years later      758.3     897.0     820.5     828.0     682.0     813.7   1,101.5   1,295.5
 Four years later       868.1   1,036.0     953.0     983.6     806.3   1,055.9   1,363.1
 Five years later       970.0   1,141.0   1,071.5   1,143.4     990.9   1,253.0
 Six years later      1,052.9   1,232.7   1,202.2   1,294.8   1,131.5
 Seven years later    1,130.3   1,334.8   1,324.0   1,412.2
 Eight years later    1,210.0   1,433.3   1,421.1
 Nine years later     1,285.1   1,512.3
 Ten years later      1,348.9
Liability
 re-estimated
 as of:
 One year later       1,737.8   1,929.2   2,008.5   2,120.8   2,286.5   2,548.4   2,836.2   2,918.1   2,985.2   3,364.9
 Two years later      1,775.7   1,988.9   2,015.4   2,233.7   2,264.5   2,575.9   2,802.2   2,921.6   2,977.2
 Three years later    1,843.3   2,010.0   2,119.0   2,271.2   2,285.1   2,546.0   2,794.7   2,910.3
 Four years later     1,855.7   2,111.9   2,164.5   2,452.3   2,260.7   2,528.0   2,773.5
 Five years later     1,955.1   2,155.3   2,344.9   2,381.7   2,254.5   2,515.7
 Six years later      1,995.8   2,332.3   2,278.3   2,382.0   2,247.3
 Seven years later    2,178.0   2,269.9   2,279.1   2,380.8
 Eight years later    2,115.5   2,273.0   2,277.3
 Nine years later     2,122.5   2,268.3
 Ten years later      2,117.2

 Cumulative
  redundancy/
  (deficiency)       $ (364.3) $ (413.6) $ (343.1) $ (276.6) $   68.8  $   35.9  $   36.5  $   43.2  $    0.2  $      -
                     ========  ========  ========  ========  ========  ========  ========  ========  ========  ========

Gross liability-end
 of year                                                                         $3,498.7  $3,869.2  $3,705.2  $3,853.7  $4,356.0
Reinsurance receivable                                                              688.7     915.7     727.8     488.8     883.5
                                                                                 --------  --------  --------  --------  --------
Net liability-end of year                                                         2,810.0   2,953.5   2,977.4   3,364.9  $3,472.5
                                                                                 --------  --------  --------  --------  ========

Gross re-estimated
 liability at December 31,
 2001                                                                             3,690.8   3,805.9   3,918.3   4,010.3
Re-estimated receivable
 at December 31, 2001                                                               917.3     895.6     941.1     645.4
                                                                                 --------  --------  --------  --------
Net re-estimated liability
 at December 31, 2001                                                             2,773.5   2,910.3   2,977.2   3,364.9
                                                                                 --------  --------  --------  --------
Gross cumulative
 redundancy/(deficiency)                                                         $ (192.1) $   63.3  $ (213.1) $ (156.6)
                                                                                 ========  ========  ========  ========

----------
(1) Includes $480.9 million relating to Mt. McKinley at December 31, 2000, principally reflecting $491.1 million of Mt. McKinley reserves at the acquisition date.
(2)  The Canadian Branch reserves are reflected in Canadian dollars.

For years prior to 1991, management believes that two factors had the most significant impact on loss development. First, through the mid-1980's, a number of industry and external factors, such as the propensity of courts to award large damage awards in liability cases, combined to increase loss frequency and severity to unexpectedly high levels. Second, contracts written prior to 1986 contained coverage terms which, for the Company and the industry in general, have been interpreted by courts to provide coverage for asbestos and environmental exposures not contemplated by either the pricing or the initial reserving of the contracts. Legal developments during the mid-1980's necessitated additional reserving for such exposures on both a case and incurred but not reported ("IBNR") basis. Net incurred losses with respect to asbestos and environmental claims, net of reinsurance, were $5.2 million, ($5.8) million, $0 million, $15.4 million, and $3.5 million in 2001, 2000, 1999, 1998 and 1997, respectively. Substantially all of these losses related to pre-1986 exposures. The favorable loss development in 2000 relates to a commutation completed in 2000. The absence of net incurred losses in 1996 is attributable to 100% coverage under a reinsurance agreement with Mt. McKinley, which was then a subsidiary of The Prudential. This stop loss agreement commenced in 1995 when The Prudential sold the Company in an initial public offering. The net incurred losses in 1998 and 1997 reflected coinsurance under the same stop loss agreement. There were no cessions to this cover in 2001 and 2000 when this coverage became an inter-affiliate reinsurance transaction. See Footnote 1L to Notes to Consolidated Financial Statements.

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

The following table is derived from the Ten Year GAAP Loss Development Table above and summarizes the effect of reserve re-estimates, net of reinsurance, on calendar year operations for the same ten-year period ended December 31, 2001. Each column represents the amount of reserve re-estimates made in the indicated calendar year and shows the accident years to which the re-estimates are applicable. The amounts in the total accident year column on the far right represent the cumulative reserve re-estimates for the indicated accident years.

                                                    EFFECT OF RESERVE REESTIMATES ON CALENDAR YEAR OPERATIONS
                                                                                                                    Cumulative Re-
                                                                                                                     estimates for
                                              Calendar Year Ended December 31,                                       each Accident
                ------------------------------------------------------------------------------------------------------------------
                  1992      1993      1994      1995      1996      1997      1998      1999      2000      2001         Year
                --------  --------  --------  --------  --------  --------  --------  --------  --------  --------  --------------
                                                                       (Dollars in millions)
Accident
Years
1991 & prior    $   15.1  $  (37.9) $  (67.6) $  (12.4) $  (99.4) $  (40.7) $ (182.2) $   62.5  $   (7.0) $    5.3  $       (364.3)
1992                         (36.6)      7.9      (8.7)     (2.5)     (2.7)      5.2      (0.1)      3.9      (0.6)          (34.3)
1993                                   (14.5)     14.2      (1.7)     (2.1)     (3.5)      4.2       2.3      (2.8)           (3.9)
1994                                              (9.8)     (9.3)      8.0      (0.7)      4.1       0.4      (0.6)           (7.9)
1995                                                       142.4      59.6     160.4     (46.2)      6.5       6.1           328.8
1996                                                                 (18.9)     (6.8)      5.5      11.8       5.0            (3.4)
1997                                                                             1.3       4.1     (10.4)      8.9             3.8
1998                                                                                       1.4     (11.0)     (9.8)          (19.5)
1999                                                                                                (4.3)     (3.3)           (7.7)
2000                                                                                                          (7.9)           (7.9)
Total calendar
year effect     $ 15.1    $  (74.5) $  (74.3) $  (16.7) $   29.6  $    3.2  $  (26.2) $   35.4  $   (7.8) $    0.0  $       (116.2)

As illustrated by this table, the factors that caused the deficiencies shown in the Ten Year GAAP Loss Development Table relate mainly to accident years prior to 1991 principally reflecting the impact of asbestos and environmental exposures discussed above. The significant favorable development experienced for the 1995 accident year is due to aggregate excess of loss reinsurance provided to the Company at the time of its initial public offering. This contract, because of its 1995 inception date, is attributed to the 1995 accident year. Aggregate historical development excluding the impact of these two unusual items is not material.

The following table presents a reconciliation of beginning and ending reserve balances for the years indicated on a GAAP basis:

                  RECONCILIATION OF RESERVES FOR LOSSES AND LAE

                                                  Years Ended December 31,
                                           -------------------------------------
                                             2001          2000          1999
                                           ---------     ---------     ---------
                                                   (Dollars in millions)
Reserves at beginning of period            $ 3,786.2     $ 3,647.0     $ 3,800.0
                                           ---------     ---------     ---------
Incurred related to:
 Current year                                1,209.5         876.8         807.0
 Prior years                                     -             7.8         (35.4)
                                           ---------     ---------     ---------
  Total incurred losses                      1,209.5         884.6         771.6
                                           ---------     ---------     ---------
Paid related to:
 Current year  (1)                             393.9        (166.9)        252.4
 Prior years                                   718.1         673.4         484.3
                                           ---------     ---------     ---------
  Total paid losses                          1,112.0         506.5         736.7
                                           ---------     ---------     ---------
Change in reinsurance receivables
 on unpaid losses and LAE                      394.6        (238.9)       (187.9)
                                           ---------     ---------     ---------
Reserves at end of period                  $ 4,278.3     $ 3,786.2     $ 3,647.0
                                           =========     =========     =========

(1) Current year paid losses for 2000 are net of ($483.8) million resulting from the acquisition of Mt. McKinley.

Prior year incurred losses increased by $7.8 million in 2000 and decreased by $35.4 million in 1999. These changes were the result of normal reserve development inherent in the uncertainty in establishing loss and LAE reserves, as well as the impact of foreign exchange rate fluctuations on loss reserves and, for 1999, changes in the Company's coinsurance in connection with stop loss reinsurance protection provided by Mt. McKinley at the time of the Company's IPO of ($6.0) million. Although coverage remains under this reinsurance, the acquisition of Mt. McKinley causes the financial impact of any cessions under this reinsurance to eliminate in consolidation. See also Note 1L of Notes to Consolidated Financial Statements.

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

The following table summarizes the composition of the Company's total reserves for asbestos and environmental losses, gross and net of reinsurance for the years ended December 31, 2001, 2000 and 1999.

                                           Years Ended December 31,
                                      ----------------------------------
                                        2001       2000 (1)       1999
                                      --------     --------     --------
                                            (Dollars in millions)
Case reserves reported by
 ceding companies                     $  107.1     $  106.8     $  146.9
Additional reserves established
 by the Company (assumed
 reinsurance)                             59.5         74.0         70.8
Case reserves established by
 the Company                             154.1        118.3         47.3
IBNR reserves                            323.7        394.6        349.2
                                      --------     --------     --------
Gross reserves                           644.4        693.7        614.2
Reinsurance receivable                   (75.8)       (65.2)      (249.1)
                                      --------     --------     --------
Net reserves                          $  568.6     $  628.5     $  365.1
                                      ========     ========     ========

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

INVESTMENTS
The Company's overall financial strength and results of operations are, in part, dependent on the quality and performance of its investment portfolio. Net investment income and net realized capital gains (losses) on the Company's invested assets constituted 17.7%, 20.4% and 18.1% of the Company's revenues for the years ending December 31, 2001, 2000 and 1999, respectively. The Company's cash and invested assets totaled $5,783.5 million at December 31, 2001 of which 92.0% were cash or investment grade fixed maturities.

The Company's current investment strategy seeks to maximize after-tax income, through a high quality, diversified, taxable bond and tax-preferenced fixed maturity portfolio, while maintaining an adequate level of liquidity. The Company's mix of taxable and tax-preferenced investments is adjusted continuously, consistent with the Company's current and projected operating results, market conditions and tax position. Additionally, the Company invests in equity securities, which it believes will enhance the risk-adjusted total return of the investment portfolio.

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

The Company's investment guidelines include a current duration guideline of five to six years. The duration of an investment is based on the maturity of the security but also reflects the payment of interest and the possibility of early prepayment of such security. This investment duration guideline is established and periodically revised by management, which considers economic and business factors. An important factor is the Company's average duration of potential liabilities, which, at December 31, 2001, is estimated at approximately five years based on the estimated payouts of underwriting liabilities using standard duration calculations.

Approximately 7.3% of the Company's consolidated reserves for losses and LAE and unearned premiums represents estimated amounts payable in foreign currencies. For each currency in which the Company has established substantial reserves, the Company seeks to maintain invested assets denominated in such currency in an amount approximately comparable to the estimated liabilities which are denominated in such currency.

As of December 31, 2001, 98.3% of the Company's total investments and cash were comprised of fixed maturity investments or cash and 93.4% of the Company's fixed maturities consisted of investment grade securities. The average maturity of fixed maturities was 8.1 years at December 31, 2001, and their overall duration was 5.3 years. As of December 31, 2001, the Company did not have any investments in commercial real estate or direct commercial mortgages or any material holdings of derivative investments or securities of issuers that are experiencing cash flow difficulty to an extent that the Company's management believes could threaten the issuer's ability to meet debt service payments.

As of December 31, 2001, the Company's common stock portfolio had a market value of $67.3 million, comprising 1.2% of total investments and cash and is managed with a growth orientation consisting primarily of investments in index oriented mutual funds.

The following table reflects investment results for the Company for each of the five years in the period ended December 31, 2001:

                                                                           Pre-Tax
                                                Pre-Tax                  Realized Net
                                 Average       Investment    Effective   Capital Gains
Years Ended December 31,      Investments(1)   Income(2)       Yield       (Losses)
------------------------      --------------   ----------    ---------   -------------
                                               (Dollars in millions)
2001                          $      5,374.9   $    340.4         6.33%  $       (22.3)
2000                                 4,824.0        301.5         6.25             0.8
1999                                 4,219.4        253.0         6.00           (16.8)
1998                                 4,243.3        244.9         5.77            (0.8)
1997                                 3,888.9        228.5         5.88            15.9

------------------
(1) Average of the beginning and ending carrying values of investments and cash, less net funds held and non-interest bearing cash. Bonds, common stock and redeemable and non-redeemable preferred stocks are carried at market value.
(2) After investment expenses, excluding realized net capital gains (losses).


The following table summarizes fixed maturities as of December 31, 2001 and 2000:

                                    Amortized     Unrealized      Unrealized        Market
                                       Cost      Appreciation    Depreciation       Value
                                   ----------    ------------    ------------    ------------
                                                    (Dollars in millions)
December 31, 2001:
 U.S. Treasury securities
  and obligations of U.S.
  government agencies and
  corporations                     $    114.8    $        5.2    $        0.1    $      119.9
 Obligations of states and
  political subdivisions              1,762.9            78.4             2.8         1,838.5
 Corporate securities                 2,254.7            77.6            39.5         2,292.8
 Mortgage-backed securities             701.2            28.3             0.8           728.7
 Foreign government securities          194.9            18.1             0.1           212.9
 Foreign corporate securities           260.4            10.2             1.8           268.8
                                   ----------    ------------    ------------    ------------
 Total                             $  5,288.9    $      217.8    $       45.1    $    5,461.6
                                   ==========    ============    ============    ============

December 31, 2000:
 U.S. Treasury securities
  and obligations of U.S.
  government agencies and
  corporations                     $    133.1    $        4.8    $        -      $      137.9
 Obligations of states and
  political subdivisions              1,514.1            85.2             0.4         1,598.9
 Corporate securities                 1,900.4            41.8            73.8         1,868.4
 Mortgage-backed securities             799.7            22.0             0.5           821.2
 Foreign government securities          212.7            17.1             0.2           229.6
 Foreign corporate securities           289.7             7.7             1.5           295.9
                                   ----------    ------------    ------------    ------------
 Total                             $  4,849.7    $      178.6    $       76.4    $    4,951.9
                                   ==========    ============    ============    ============

The following table presents the credit quality distribution of the Company's fixed maturities as of December 31, 2001:

                                                                      Percent of
Rating Agency Credit Quality Distribution               Amount           Total
-----------------------------------------             ----------      ----------
(Dollars in millions)
AAA/AA/A                                              $  4,057.6            74.3%
BBB                                                      1,043.1            19.1
BB                                                         327.6             6.0
B                                                           30.8             0.6
CCC/CC/C                                                     2.4             0.0
CI/D                                                         0.1             0.0
                                                      ----------      ----------
Total                                                 $  5,461.6           100.0%
                                                      ==========      ==========

The following table summarizes fixed maturities by contractual maturity as of December 31, 2001:

                                                                 Percent of
                                                     Amount         Total
                                                   ----------    ----------
(Dollars in millions)
Maturity category:
  Less than one year                               $     83.9           1.5%
  1-5 years                                           1,096.4          20.1
  5-10 years                                          1,594.7          29.2
  After 10 years                                      1,958.0          35.9
                                                   ----------    ----------
     Subtotal  (2)                                    4,733.0          86.7
  Mortgage-backed securities (1)                        728.6          13.3
                                                   ----------    ----------
     Total   (2)                                   $  5,461.6         100.0%
                                                   ==========    ==========

-------------
(1) Mortgage-backed securities generally are more likely to be prepaid than other fixed maturities. Therefore, contractual maturities are excluded from this table since they may not be indicative of actual maturities.

(2)    Certain totals may not reconcile due to rounding.

RATINGS
The following table shows the financial strength ratings of the Company's operating subsidiaries as reported by A.M. Best, Standard & Poor's Rating Services ("Standard & Poor's") and Moody's Investor Service ("Moody's"). These ratings are based upon factors of concern to policyholders and should not be considered an indication of the degree or lack of risk involved in an equity investment in an insurance company.

Operating Subsidiary      A.M. Best         Standard & Poor's    Moody's
--------------------------------------------------------------------------------
Everest Re                A+ (Superior)     AA- (Very Strong)    Aa3 (Excellent)
Bermuda Re                A+ (Superior)     AA- (Very Strong)    Not Rated
Everest National          A+ (Superior)     AA- (Very Strong)    Not Rated
Everest Indemnity         A+ (Superior)     Not Rated            Not Rated
Everest Security          A+ (Superior)     BB pi                Not Rated
Everest Canada            A+ (Superior)     Not Rated            Not Rated
Mt. McKinley              Not Rated         B pi                 Not Rated

A.M. Best states that the "A+" ("Superior") rating is assigned to those companies which, in its opinion, have, on balance, achieved superior financial strength, operating performance and market profile when compared to the standards established by A.M. Best and have demonstrated a very strong ability to meet their ongoing obligations to policyholders. The "A+" ("Superior") rating is the second highest of fifteen ratings assigned by A.M. Best, which range from "A++" ("Superior") to "F" ("In Liquidation"). Additionally, A.M. Best has eleven classifications within the "Not Assigned" category. Standard & Poor's states that the "AA-" rating is assigned to those insurance companies which, in its opinion, offer excellent financial security and whose capacity to meet policyholder obligations is strong under a variety of economic and underwriting conditions. The "AA-" rating is the fourth highest of nineteen ratings assigned by Standard & Poor's, which range from "AAA" (Superior) to "R" (Regulatory Action). Ratings from AA to B may be modified by the use of a plus or minus sign to show relative standing of the insurer within those rating categories. Ratings, denoted with a "pi" subscript, are ratings based on Standard & Poor's analysis of published financial information and do not reflect in-depth meetings with the Company's management. The "BB pi" and "B pi" ratings are the twelfth and fifteenth highest of the nineteen Standard & Poor's ratings, respectively. Moody's states that insurance companies rated "Aa" offer excellent financial security. Together with the Aaa rated companies, Aa rated companies constitute what are generally known as high grade companies, with Aa rated companies generally having somewhat larger long-term risks. Moody's rating gradations are shown through the use of nine distinct symbols, each symbol representing a group of ratings in which the financial security is broadly the same. The "Aa3" (Excellent) rating is the fourth highest of ratings assigned by Moody's, which range from "Aaa" (Exceptional) to "C" (Lowest). Moody's further distinguishes the ranking of an insurer within its generic rating classification from Aa to B with 1, 2 and 3 ("1" being the highest).

The following table shows the investment grade ratings of the Holdings' senior notes due March 15, 2005 and March 15, 2010 by A.M. Best, Standard & Poor's and Moody's. Debt ratings are a current assessment of the credit-worthiness of an obligor with respect to a specific obligation.

                          A.M. Best         Standard & Poor's          Moody's
------------------------------------------------------------------------------
Senior Notes              a                 A-                         A3

A company with a debt rating of "a" is considered by A.M. Best to have a strong capacity and willingness to meet the terms of the obligation and possesses a low level of credit risk. The "a" rating is the sixth highest of 19 ratings assigned by A.M. Best, which range from "aaa" to "ccc". A company with a debt rating of "A-" is considered by Standard & Poor's to have a strong capacity to pay interest and repay principal, although it is somewhat more susceptible to the adverse effects of changes in circumstances and economic conditions than debt in higher rated categories. The "A-" rating from Standard & Poor's is the seventh highest of 24 ratings assigned by Standard & Poor's, which range from "AAA" to "D". A company with a debt rating of "A3" is considered to be an upper-medium-grade obligation by Moody's. This rating represents adequate capacity with respect to repayment of principal and interest, but elements may be present which suggest a susceptibility to impairment sometime in the future. The "A3" rating is the seventh highest of 21 ratings assigned by Moody's, which range from "AAA" to "C".

All of the above-mentioned ratings are continually monitored and revised, if necessary, by each of the rating agencies.

COMPETITION
The worldwide reinsurance and insurance businesses are highly competitive. The September 11 terrorist attacks resulted in losses which reduced industry capacity and were of sufficient magnitude to cause most individual companies to reassess their capital position, tolerance for risk, exposure control mechanisms and the pricing terms and conditions at which they are willing to take on risk. The gradual and variable improving trend that had been apparent through 2000 and earlier in 2001 firmed significantly. This firming generally took the form of immediate and significant upward pressure on prices, restrictive terms and conditions and a reduction of coverage limits and capacity availability. Such pressures were widespread with some variability depending on the product and markets involved, but mainly depending on the characteristics of the underlying risk exposures. The magnitude of the changes was sufficient to create temporary disequilibrium in some markets as individual buyers and sellers adapted to changes in both their internal and market dynamics.

These changes reflect a reversal of the general trend from 1987 through 1999 toward increasingly competitive global market conditions across most lines of business as reflected by decreasing prices and broadening contract terms. The earlier trend resulted from a number of factors, including the emergence of significant reinsurance capacity in Bermuda, changes in the Lloyds market, consolidation and increased capital levels in the insurance and reinsurance industries, as well as the emergence of new reinsurance and financial products addressing traditional exposures in alternative fashions. Many of these factors continue to exist. As a result, although the Company is encouraged by the recent improvements, and more generally, current market conditions, the Company cannot predict with any reasonable certainty whether and to what extent these improvements will persist.

Competition with respect to the types of reinsurance and insurance business in which the Company is engaged is based on many factors, including the perceived overall financial strength of the reinsurer or insurer, A.M. Best's and/or Standard & Poor's rating of the reinsurer or insurer, underwriting expertise, the jurisdictions where the reinsurer or insurer is licensed or otherwise authorized, capacity and coverages offered, premiums charged, other terms and conditions of the reinsurance and insurance business offered, services offered, speed of claims payment and reputation and experience in lines written. The Company competes in the United States, Bermuda and international reinsurance and insurance markets with numerous international and domestic reinsurance and insurance companies. The Company's competitors include independent reinsurance and insurance companies, subsidiaries or affiliates of established worldwide insurance companies, reinsurance departments of certain insurance companies and domestic and international underwriting operations, including underwriting syndicates at Lloyd's of London. Some of these competitors have greater financial resources than the Company and have established long-term and continuing business relationships throughout the industry, which can be a significant competitive advantage. In addition, the potential for securitization of reinsurance and insurance risks through capital markets provides an additional source of potential reinsurance and insurance capacity and competition.

EMPLOYEES
As of March 1, 2002, the Company employed 477 persons. Management believes that its employee relations are good. None of the Company's employees are subject to collective bargaining agreements, and the Company is not aware of any current efforts to implement such agreements.

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

INSURANCE HOLDING COMPANY REGULATION. Under applicable United States laws and regulations, no person, corporation or other entity may acquire a controlling interest in the Company, unless such person, corporation or entity has obtained the prior approval for such acquisition from the Insurance Commissioners of Delaware and the other states in which the Company's insurance subsidiaries are domiciled, currently Arizona and Georgia. Under these laws, "control" is presumed when any person acquires, directly or indirectly, 10% or more of the voting securities of an insurance company. To obtain the approval of any change in control, the proposed acquirer must file an application with the relevant insurance commissioner disclosing, among other things, the acquirer's background and that of its directors and officers, the acquirer's financial condition and its proposed changes in the management and operations of the insurance company. U.S. state regulators also require prior notice or regulatory approval of material inter-affiliate transactions within the holding company structure. See "Dividends".

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

The payment of dividends to Holdings by Everest Re is subject to limitations imposed by Delaware law. Generally, Everest Re may only pay dividends out of its statutory earned surplus, which was $915.2 million at December 31, 2001, and only after it has given 10 days prior notice to the Delaware Insurance Commissioner. During this 10-day period, the Commissioner may, by order, limit or disallow the payment of ordinary dividends if the Commissioner finds the insurer to be presently or potentially in financial distress. Further, the maximum amount of dividends that may be paid without the prior approval of the Delaware Insurance Commissioner in any twelve month period is the greater of (1) 10% of an insurer's statutory surplus as of the end of the prior calendar year or (2) the insurer's statutory net income, not including realized capital gains, for the prior calendar year. Under this definition, the maximum amount that will be available for the payment of dividends by Everest Re in 2002 without triggering the requirement for prior approval of regulatory authorities in connection with a dividend is $129.4 million.

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

Bermuda Re is not admitted to do business as an insurer in any jurisdiction in the U.S. Bermuda Re conducts its insurance business from its offices in Bermuda. In Bermuda, Bermuda Re is regulated by the Insurance Act 1978 (as amended) and related regulations (the "Act"). The Act establishes solvency and liquidity standards, auditing and reporting requirements and subjects Bermuda Re to the supervision, investigation and intervention powers of the Minister of Finance. Under the Act, Bermuda Re, as a Class 4 insurer, is required to maintain $100 million in statutory capital and surplus, to have an independent auditor approved by the Minister of Finance conduct an annual audit and report on its statutory financial statements and filings and to have an appointed loss reserve specialist (also approved by the Minister of Finance) review and report on its loss reserves annually.

Bermuda Re is also registered under the Act as a long-term insurer and is thereby authorized to write life and annuity business. As a long-term insurer, Bermuda Re is required to maintain a long-term business fund, to separately account for this business and to have an approved actuary prepare a certificate concerning its long-term business assets and liabilities to be filed annually.

Everest Canada, Everest Indemnity, Everest National, Everest Security and Mt. McKinley are subject to regulations similar to the U.S. regulations applicable to Everest Re. In addition, Everest National and Everest Security must comply with substantial regulatory requirements in each state where they conduct business. These additional requirements include, but are not limited to, rate and policy form requirements, requirements with regard to licensing, agent appointments, participation in residual markets and claims handling procedures. These regulations are primarily designed for the protection of policyholders.

LICENSES. Everest Re is a licensed property and casualty insurer and/or reinsurer in all states (except Nevada and Wyoming), the District of Columbia and Puerto Rico. In New Hampshire and Puerto Rico, Everest Re is licensed for reinsurance only. Such licensing enables U.S. domestic ceding company clients to take credit for reinsurance ceded to Everest Re.

Everest Re is licensed as a property and casualty reinsurer in Canada. It is also authorized to conduct reinsurance business in the United Kingdom and Singapore. Everest Re can also write reinsurance in other foreign countries. Because some jurisdictions require a reinsurer to register in order to be an acceptable market for local insurers, Everest Re is registered as a foreign insurer and/or reinsurer in the following countries: Argentina, Bolivia, Chile, Colombia, Ecuador, Guatemala, Mexico, Peru, Venezuela and the Philippines. Everest National is licensed in 42 states and the District of Columbia. Everest Indemnity is licensed in Delaware and is eligible to write insurance on a surplus lines basis in 41 states, the District of Columbia and Puerto Rico. Everest Security is licensed in Georgia. Everest Canada is federally licensed under the Insurance Companies Act of Canada and licensed in all Canadian provinces and territories. Mt. McKinley is licensed in Delaware and California. Bermuda Re is registered as a Class 4 insurer and a long-term insurer in Bermuda.

PERIODIC EXAMINATIONS. Everest Re, Everest National, Everest Indemnity, Everest Security and Mt. McKinley are subject to periodic financial examination (usually every 3 years) of their affairs by the insurance departments of the states in which they are licensed, authorized or accredited. Everest Re's, Everest National's, Everest Indemnity's and Mt. McKinley's last examination reports were as of December 31, 1997. None of these reports contained any material recommendations. Everest Security's last examination report was as of December 31, 1997. The Company has complied with, or is implementing procedures to comply with, the recommendations noted therein. In addition, U.S. insurance companies are subject to examinations by the various state insurance departments where they are licensed concerning compliance with applicable conduct of business regulations.

NAIC RISK-BASED CAPITAL REQUIREMENTS. The U.S. National Association of Insurance Commissioners ("NAIC") has instituted a formula to measure the amount of capital appropriate for a property and casualty insurance company to support its overall business operations in light of its size and risk profile. The major categories of a company's risk profile are its asset risk, credit risk, and underwriting risk. The standards are an effort by the NAIC to prevent insolvencies, to ward off other financial difficulties of insurance companies and to establish uniform regulatory standards among state insurance departments.

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

Based upon Everest Re's, Everest National's, Everest Indemnity's and Everest Security's financial positions at December 31, 2001, Everest Re, Everest National, Everest Indemnity and Everest Security exceed the minimum thresholds. Since Mt. McKinley ceased writing new and renewal insurance in 1985, its domiciliary regulator, Delaware, has exempted Mt. McKinley from complying with RBC requirements. Various proposals to change the RBC formula arise from time to time. The Company is unable to predict whether any such proposal will be adopted, the form in which any such proposals would be adopted or the effect, if any, the adoption of any such proposal or change in the RBC calculations would have on the Company.

CODIFICATION OF STATUTORY ACCOUNTING PRINCIPLES. The NAIC has published a codification of statutory accounting principles, which has been adopted by the states of domicile of the Company's U.S. operating subsidiaries with an effective date of January 1, 2001. On January 1, 2001, significant changes to the statutory-basis of accounting became effective. The cumulative effect of these changes was a $57.1 million increase to Everest Re's statutory surplus.

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

BERMUDA. Under current Bermuda law, no income, withholding or capital gains taxes are imposed upon Group and its Bermuda subsidiaries. Group and its Bermuda subsidiaries have received an undertaking from the Minister of Finance in Bermuda that, in the event of any taxes being imposed, Group and its Bermuda subsidiaries will be exempt from taxation in Bermuda until March 2016. Non-Bermuda branches of Bermuda subsidiaries are subject to local taxes in the jurisdictions in which they operate.

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

UNITED STATES. Group's U.S. subsidiaries conduct business in and are subject to taxation in the United States. Non-U.S. branches of U.S. subsidiaries are subject to local taxation in the jurisdictions in which they operate. Should the U.S. subsidiaries distribute current or accumulated earnings and profits in the form of dividends or otherwise to Group, the Company would be subject to withholding taxes. Group and its Bermuda subsidiaries believe that they have operated and will continue to operate their business in a manner that will not cause them to generate income treated as effectively connected with the conduct of a trade or business within the United States. On this basis, Group does not expect that it and its Bermuda subsidiaries will be required to pay U.S. corporate income taxes other than withholding taxes on certain investment income and premium excise taxes. If Group or Bermuda Re were subject to U.S. income tax, there could be a material adverse effect on the Company's financial condition, results of operations or cash flows.

ITEM 2.  PROPERTIES

Everest Re's corporate offices are located in approximately 112,000 square feet of leased office space in Liberty Corner, New Jersey. Bermuda Re's corporate offices are located in approximately 3,600 total square feet of leased office space in Hamilton, Bermuda. The Company's other thirteen locations occupy a total of approximately 67,000 square feet, all of which are leased. Management believes that the above-described office space is adequate for its current and anticipated needs.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

MARKET INFORMATION
From October 3, 1995 through February 23, 2000, the common stock of Holdings was traded on the New York Stock Exchange under the symbol "RE". As a result of the restructuring, the common shares of Group commenced trading on the New York Stock Exchange on February 24, 2000 under the same symbol, "RE". Quarterly high and low market prices of the Company's common shares in 2001 and 2000 were as follows:

                                                            High         Low
                                                            ----         ---
First Quarter 2001:                                         68.8750      55.3750
Second Quarter 2001:                                        74.8000      62.0000
Third Quarter 2001:                                         72.9700      48.7500
Fourth Quarter 2001:                                        78.5000      63.8000

First Quarter 2000:                                         32.6250      21.2500
Second Quarter 2000:                                        36.5000      27.3125
Third Quarter 2000:                                         50.2500      32.5000
Fourth Quarter 2000:                                        74.7500      44.8750

NUMBER OF HOLDERS OF COMMON SHARES
The number of record holders of common shares as of March 1, 2002 was 67. That number excludes the beneficial owners of shares held in "street" name or held through participants in depositories, such as The Depository Trust Company.

DIVIDEND HISTORY AND RESTRICTIONS
In 1995, the Board of Directors of Holdings established a policy of declaring regular quarterly cash dividends. The first dividend was $0.03 per share, declared and paid in the fourth quarter of 1995. The Company declared and paid its regular quarterly cash dividend of $0.03 per share for each quarter of 1996, $0.04 per share for each quarter of 1997, $0.05 per share for each quarter of 1998, and $0.06 per share for each quarter of 1999 and 2000 and $0.07 per share for each quarter of 2001. A committee of the Company's Board of Directors declared a dividend of $0.08 per share, payable on or before March 22, 2002 to shareholders of record on March 4, 2002.

The declaration and payment of future dividends, if any, by the Company will be at the discretion of the Board of Directors and will depend upon many factors, including the Company's earnings, financial condition, business needs and growth objectives, capital and surplus requirements of its operating subsidiaries, regulatory restrictions, rating agency considerations and other factors. As an insurance holding company, the Company is partially dependent on dividends and other permitted payments from its subsidiaries to pay cash dividends to its stockholders. The payment of dividends to Group by Holdings and to Holdings by Everest Re will be subject to Delaware regulatory restrictions and the payment of dividends to Group by Bermuda Re will be subject to Bermuda insurance regulatory restrictions. See "Regulatory Matters -- Dividends" and Note 11A of Notes to Consolidated Financial Statements.

RECENT SALES OF UNREGISTERED SECURITIES
Information required by Item 701 of Regulation S-K:

(a) On October 17, 2001, 696 common shares of the Company and on January 2, 2002 632 common shares of the Company were distributed.

(b) The  securities   were  distributed  to  the  Company's  four   non-employee
    Directors.

(c) The securities were issued as compensation to the non-employee Directors for services rendered to the Company in their capacities as Directors.

(d) Exemption from registration was claimed pursuant to Section 4(2) of the Securities Act of 1933. There was no public offering and the participants in the transactions were the Company and its non-employee Directors.

(e) Not applicable.

(f) Not applicable.


ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated GAAP financial data of the Company as of and for the years ended December 31, 2001, 2000, 1999, 1998 and 1997 were derived from the consolidated financial statements of the Company, which were audited by PricewaterhouseCoopers LLP. The following financial data should be read in conjunction with the Consolidated Financial Statements and accompanying notes.

                                                      Years Ended December 31,
                                  -----------------------------------------------------------------
                                    2001          2000          1999          1998          1997
                                  ---------     ---------     ---------     ---------     ---------
                                           (Dollars in millions, except per share amounts)
Operating data:
 Gross premiums written           $ 1,874.6     $ 1,385.6     $ 1,141.8     $ 1,045.9     $ 1,075.0

 Net premiums written               1,560.1       1,218.9       1,095.6       1,016.6       1,031.1

 Net premiums earned                1,467.5       1,174.2       1,071.5       1,068.0       1,049.8

 Net investment income                340.4         301.5         253.0         244.9         228.5
 Net realized capital
  (losses) gains (1)                  (22.3)          0.8         (16.8)         (0.8)         15.9
 Total revenue                      1,801.5       1,479.8       1,306.7       1,315.2       1,299.2
 Losses and LAE incurred
  (including catastrophes)          1,209.5         884.6         771.6         778.4         765.4
 Total catastrophe losses(2)          222.6          13.9          45.9          30.6           8.6
 Commission, brokerage,
  taxes and fees                      396.8         272.4         286.0         274.6         274.8
 Other underwriting expenses           58.9          51.6          48.3          49.6          51.7
 Interest expense                      46.0          39.4           1.5           -             -
 Non-recurring restructure
  expenses                              -             -             2.8           -             -
 Total expenses(3)                  1,711.2       1,248.1       1,110.1       1,102.5       1,091.9
 Income before taxes(3)                90.3         231.7         196.6         212.7         207.3
 Income tax (benefit) expense          (8.7)         45.4          38.5          47.5          52.3
 Net income(3)                    $    99.0     $   186.4     $   158.1     $   165.2     $   155.0
                                  =========     =========     =========     =========     =========

 Net income per basic share(4)    $    2.14     $    4.06     $    3.26     $    3.28     $    3.07
                                  =========     =========     =========     =========     =========
 Net income per diluted share(5)  $    2.10     $    4.02     $    3.25     $    3.26     $    3.05
                                  =========     =========     =========     =========     =========

 Dividends paid per share         $    0.28     $    0.24     $    0.24     $    0.20     $    0.16
                                  =========     =========     =========     =========     =========

Certain GAAP financial ratios:(6)
 Loss and LAE ratio                    82.4%         75.3%         72.0%         72.9%         72.9%
 Underwriting expense ratio            31.1          27.6          31.5          30.3          31.1
                                  ---------     ---------     ---------     ---------     ---------
 Combined ratio                       113.5%        102.9%        103.5%        103.2%        104.0%
                                  =========     =========     =========     =========     =========

Balance sheet data (at end
 of period):
 Total investments and cash       $ 5,783.5     $ 5,493.0     $ 4,139.2     $ 4,325.8     $ 4,163.3
 Total assets                       7,796.2       7,013.1       5,704.3       5,996.7       5,538.0
 Loss and LAE reserves              4,278.3       3,786.2       3,647.0       3,800.0       3,437.8
 Total liabilities                  6,075.6       5,429.7       4,376.8       4,517.5       4,230.5
 Shareholders' equity(7)            1,720.5       1,583.4       1,327.5       1,479.2       1,307.5
 Book value per share(8)              37.19         34.40         28.57         29.59         25.90

------------
(1) After-tax operating income, before after-tax net realized capital gains or losses, was $115.8 million (or $2.51 per basic share and $2.46 per diluted share), $185.9 million (or $4.05 per basic and $4.01 per diluted share), $169.0 million (or $3.48 per basic and $3.47 per diluted share), $165.7 million (or $3.29 per basic and $3.27 per diluted share) and $144.6 million (or $2.86 per basic and $2.85 per diluted share) for the years ended December 31, 2001, 2000, 1999, 1998 and 1997, respectively.
(2) Catastrophe losses are net of reinsurance. A catastrophe is defined, for purposes of the Selected Consolidated Financial Data, as an event that causes a pre-tax loss on property exposures before reinsurance of at least $5.0 million and has an event date of January 1, 1988 or later.
(3)     Some amounts may not reconcile due to rounding.
(4) Based on weighted average basic shares outstanding of 46.2 million, 45.9 million, 48.5 million, 50.4 million and 50.5 million for 2001, 2000, 1999, 1998 and 1997, respectively.
(5)     Based  on  weighted  average diluted shares outstanding of 47.1 million,
        46.4 million, 48.7 million, 50.7 million and 50.8 million for 2001, 2000, 1999, 1998 and 1997, respectively.
(6) Loss ratio is the GAAP losses and LAE incurred as a percentage of GAAP net premiums earned. Underwriting expense ratio is the GAAP commissions, brokerage, taxes, fees and general expenses as a percentage of GAAP net premiums earned. Combined ratio is the sum of the loss ratio and underwriting expense ratio.
(7) Excluding net unrealized appreciation (depreciation) of investments, shareholders' equity was $1,594.5 million, $1,502.1 million, $1,337.2 million, $1,281.6 million and $1,147.1 million as of December 31, 2001, 2000, 1999, 1998 and 1997, respectively.
(8) Based on 46.3 million shares outstanding for December 31, 2001, 46.0 million shares outstanding for December 31, 2000, 46.5 million shares outstanding for December 31, 1999, 50.0 million shares outstanding for December 31, 1998 and 50.5 million shares outstanding for December 31, 1997.

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

ACQUISITIONS
On September 19, 2000, Holdings completed the acquisition of all of the issued and outstanding capital stock of Gibraltar Casualty Company ("Gibraltar") from The Prudential Insurance Company of America ("The Prudential") for $51.8 million, which approximated book value. As a result of the acquisition, Gibraltar became a wholly owned subsidiary of Holdings and, immediately following the acquisition, its name was changed to Mt. McKinley Insurance Company ("Mt. McKinley"). In connection with the acquisition of Mt. McKinley, which has significant exposure to asbestos and environmental claims, Prudential Property and Casualty Insurance Company ("Prupac"), a subsidiary of The Prudential, provided reinsurance to Mt. McKinley covering 80% ($160.0 million) of the first $200.0 million of any adverse development of Mt. McKinley's reserves as of September 19, 2000 and The Prudential guaranteed Prupac's obligation to Mt. McKinley. There were $22.2 million of cessions under this reinsurance at December 31, 2001, reducing the limit available under this contract to $137.8 million.

In connection with the Mt. McKinley acquisition, Prupac also provided excess of loss reinsurance for 100% of the first $8.5 million of loss with respect to certain of Mt. McKinley's retrocessions and potentially uncollectible reinsurance coverage. There were $2.5 million and $3.6 million of cessions under this reinsurance during the periods ending December 31, 2000 and 2001, respectively, reducing the limit available under the contract to $2.4 million.

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

During 2000, the Company completed two additional acquisitions, Everest Security Insurance Company ("Everest Security"), formerly known as Southeastern Security Insurance Company, a United States property and casualty company whose primary business is non-standard automobile insurance, and Everest International Reinsurance, Ltd. ("Everest International"), formerly known as AFC Re, Ltd., a Bermuda based life and annuity reinsurer.

RESULTS OF OPERATIONS
UNUSUAL LOSS EVENTS. As a result of the terrorist attacks at the World Trade Center, the Pentagon and on various airlines on September 11, 2001 (collectively the "September 11 attacks"), the Company incurred pre-tax losses, based on an estimate of ultimate exposure developed through a review of its coverages, which totaled $213.2 million gross of reinsurance and $55.0 million net of reinsurance. Associated with this reinsurance were $60.0 million of pre-tax charges, predominantly from adjustment premiums, resulting in a total pre-tax loss from the September 11 attacks of $115.0 million. After tax recoveries relating specifically to this unusual loss event, the net loss from the September 11 attacks totaled $75.0 million. Over 90% of the losses ceded were to treaties, where the reinsurers' obligations are secured, which the Company believes eliminates material reinsurance collection risk.

As a result of the Enron bankruptcy in 2001, the Company has incurred losses, after-tax and net of reinsurance, amounting to $25.0 million. This unusual loss reflects all of the Company's exposures to this event, including underwriting, credit and investment.

INDUSTRY CONDITIONS. The worldwide reinsurance and insurance businesses are highly competitive. The September 11 attacks resulted in losses which reduced industry capacity and were of sufficient magnitude to cause most individual companies to reassess their capital position, tolerance for risk, exposure control mechanisms and the pricing terms and conditions at which they are willing to take on risk. The gradual and variable improving trend that had been apparent through 2000 and earlier in 2001 firmed significantly. This firming generally took the form of immediate and significant upward pressure on prices, more restrictive terms and conditions and a reduction of coverage limits and capacity availability. Such pressures were widespread with variability depending on the product and markets involved, but mainly depending on the characteristics of the underlying risk exposures. The magnitude of the changes was sufficient to create temporary disequilibrium in some markets as individual buyers and sellers adapted to changes in both their internal and market dynamics.

These changes reflect a reversal of the general trend from 1987 through 1999 toward increasingly competitive global market conditions across most lines of business as reflected by decreasing prices and broadening contract terms. The earlier trend resulted from a number of factors, including the emergence of significant reinsurance capacity in Bermuda, changes in the Lloyds market, consolidation and increased capital levels in the insurance and reinsurance industries, as well as the emergence of new reinsurance and financial products addressing traditional exposures in alternative fashions. Many of these factors continue to exist. As a result, although the Company is encouraged by the recent improvements, and more generally, current market conditions, the Company cannot predict with any reasonable certainty whether and to what extent these improvements will persist.

SEGMENT INFORMATION
The Company, through its subsidiaries, operates in five segments: U.S. Reinsurance, U.S. Insurance, Specialty Underwriting, International and Bermuda. The U.S. Reinsurance operation writes property and casualty reinsurance on both a treaty and facultative basis through reinsurance brokers as well as directly with ceding companies within the United States. The U.S. Insurance operation writes property and casualty insurance primarily through general agent relationships and surplus lines brokers within the United States. The Specialty Underwriting operation writes accident and health ("A&H"), marine, aviation and surety business within the United States and worldwide through brokers and directly with ceding companies. The International operation writes property and casualty reinsurance through the Company's branches in Belgium, London, Canada, and Singapore, in addition to foreign "home-office" business. The Bermuda operation writes property, casualty, life and annuity business through brokers and directly with ceding companies.

These segments are managed in a carefully coordinated fashion with strong elements of central control, including with respect to capital, investments and support operations. As a result, management monitors and evaluates the financial performance of these operating segments principally based upon their underwriting results. The Company utilizes inter-affiliate reinsurance and such reinsurance does not impact segment results, since business is reported within the segment in which the business was first produced.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000
PREMIUMS. Gross premiums written increased 35.3% to $1,874.6 million in 2001 from $1,385.6 million in 2000, as the Company took advantage of selected growth opportunities, while continuing to maintain a disciplined underwriting approach. Premium growth areas included a 115.9% ($13.4 million) increase in the Bermuda operation, a 100.6% ($251.9 million) increase in the U.S. Insurance operation, principally attributable to growth in worker's compensation insurance, a 30.1% ($95.7 million) increase in the Specialty Underwriting operation, mainly attributable to growth in A&H medical stop loss writings, and a 26.7% ($128.8 million) increase in the U.S. Reinsurance operation, primarily reflecting improved market conditions. These increases were partially offset by a 0.2% ($0.8 million) decrease in the International operation. The Company continued to decline business that did not meet its objectives regarding underwriting profitability.

Ceded premiums increased to $314.5 million in 2001 from $166.7 million in 2000. This increase was principally attributable to $81.3 million of adjustment premiums incurred under the 2001 accident year aggregate excess of loss element of the Company's corporate retrocessional program relating to losses incurred as a result of the September 11 attacks and the Enron bankruptcy. In addition, ceded premiums for 2001 and 2000 also include adjustment premiums of $58.1 million and $35.2 million, respectively, relating to claims made under the 1999 accident year aggregate excess of loss element of the Company's corporate retrocessional program. The increase in ceded premiums in 2001 also reflects the impact on the U.S. Insurance operation's specific reinsurance protections resulting from this segment's volume increase.

Net premiums written increased by 28.0% to $1,560.1 million in 2001 from $1,218.9 million in 2000. This increase was consistent with the increase in gross premiums written and the increase in ceded premiums.

PREMIUM REVENUES. Net premiums earned increased by 25.0% to $1,467.5 million in 2001 from $1,174.2 million in 2000. Contributing to this increase were a 189.7% ($192.6 million) increase in the U.S. Insurance operation, a 41.6% ($4.8 million) increase in the Bermuda operation, a 22.9% ($69.2 million) increase in the Specialty Underwriting operation, a 5.5% ($26.0 million) increase in the U.S. Reinsurance operation and a 0.2% ($0.7 million) increase in the
International operation. All of these changes reflect period to period variability in gross written and ceded premiums, and business mix, together with normal variability in earnings patterns. Business mix changes occur not only as the Company shifts emphasis between products, lines of business, distribution channels and markets but also as individual contracts renew or non-renew, almost always with changes in coverage, structure, prices and/or terms, and as new contracts are accepted with coverages, structures, prices and/or terms different from those of expiring contracts. As premium reporting and earnings and loss and commission characteristics derive from the provisions of individual contracts, the continuous turnover of individual contracts, arising from both strategic shifts and day to day underwriting, can and does introduce appreciable background variability in various underwriting line items.

EXPENSES. Incurred loss and loss adjustment expenses ("LAE") increased by 36.7% to $1,209.5 million in 2001 from $884.6 million in 2000. The increase in incurred losses and LAE was principally attributable to an increase in business volume as reflected by the increase in net premiums earned, the impact of incurred losses relating to the September 11 attacks and the Enron bankruptcy and modest reserve strengthening in select areas, together with the impact of changes in the Company's mix of business. The Enron bankruptcy contributed $34.0 million of unusual losses in 2001 before cessions under the corporate retrocessional program. Incurred losses and LAE include catastrophe losses, which reflect the impact of both current period events and favorable and unfavorable development on prior period events and are net of reinsurance. A catastrophe is an event that causes a pre-tax loss on property exposures of at least $5.0 million and has an event date of January 1, 1988 or later. Catastrophe losses, net of contract specific cessions but before cessions under the corporate retrocessional program in 2001, were $222.6 million, relating principally to the September 11 attacks, tropical storm Alison, the Petrobras Oil Rig loss and the El Salvador earthquake loss, compared to $13.9 million in 2000. Incurred losses and LAE in 2001 reflected ceded losses and LAE of $486.3 million compared to ceded losses and LAE in 2000 of $161.6 million, with the increase principally attributable to cessions relating to the September 11 attack losses and the Enron bankruptcy, together with the increased cessions under specific reinsurance arrangements in the U.S. Insurance operation. The ceded losses and LAE for 2001 reflect $164.0 million of losses ceded under the 2001 accident year aggregate excess of loss component of the Company's corporate retrocessional program. The ceded losses and LAE for 2001 and 2000 reflect $105.0 million and $70.0 million, respectively, of losses ceded under the 1999 accident year aggregate excess of loss component of the Company's corporate retrocessional program with the amounts in both periods reflecting reserve strengthening in select lines, including with respect to 1999 accident year catastrophes.

Contributing to the increase in incurred losses and LAE in 2001 from 2000 were a 200.7% ($141.0 million) increase in the U.S. Insurance operation principally reflecting increased premium volume, a 137.5% ($8.8 million) increase in the Bermuda operation principally reflecting increased premium volume, a 41.5%
($131.9 million) increase in the U.S. Reinsurance operation, principally reflecting losses in connection with the September 11 attacks and tropical storm Alison and a 30.1% ($76.5 million) increase in the Specialty Underwriting operation principally attributable to increased premium volume in A&H medical stop loss business together with marine, aviation and surety losses relating to the September 11 attacks, the Enron bankruptcy and the Petrobras Oil Rig loss event. These increases were partially offset by a 14.1% ($33.3 million) decrease in the International operation principally due to more favorable loss experience. Incurred losses and LAE for each operation were also impacted by variability relating to changes in the level of premium volume and mix of business by class and type.

The Company's loss and LAE ratio ("loss ratio"), which is calculated by dividing incurred losses and LAE by premiums earned, increased by 7.1 percentage points to 82.4% in 2001 from 75.3% in 2000 reflecting the incurred losses and LAE discussed above. The following table shows the loss ratios for each of the Company's operating segments for 2001 and 2000. The loss ratios for all operations were impacted by the expense factors noted above as well as by the impact on ceded premiums of the adjustment premiums under the Company's corporate retrocessional program.

                          OPERATING SEGMENT LOSS RATIOS
--------------------------------------------------------------------------------
      Segment                                      2001                    2000
--------------------------------------------------------------------------------
U.S. Reinsurance                                   90.4%                   67.4%
U.S. Insurance                                     71.8%                   69.2%
Specialty Underwriting                             89.0%                   84.0%
International                                      70.5%                   82.3%
Bermuda                                            92.3%                   55.0%

Underwriting expenses increased by 40.6% to $455.7 million in 2001 from $324.1 million in 2000. Commission, brokerage, taxes and fees increased by $124.4 million, principally reflecting increases in premium volume and changes in the mix of business. In addition, in 2000, the Company's reassessment of the expected losses on a multi-year reinsurance treaty led to a $33.8 million decrease in contingent commissions with a corresponding increase to losses. Other underwriting expenses increased by $7.3 million as the Company has expanded its business volume and operations. Contributing to the underwriting expense increase were a 122.7% ($45.6 million) increase in the U.S. Insurance operation, mainly relating to the increased premium volume, a 70.8% ($68.0 million) increase in the U.S. Reinsurance operation, which included the impact of the contingent commission adjustment noted above and a 22.5% ($19.8 million) increase in the Specialty operation. These increases were partially offset by a 29.0% ($1.7 million) decrease in the Bermuda operation and a 1.5% ($1.4 million) decrease in the International operation. Except as noted, the changes for each operation's expenses principally resulted from changes in commission expenses related to changes in premium volume and business mix by class and type and, in some cases, the underwriting performance of the underlying business. The Company's expense ratio, which is calculated by dividing underwriting expenses by premiums earned, increased by 3.4 percentage points to 31.0% in 2001 compared to 27.6% in 2000.

The Company's combined ratio, which is the sum of the loss and expense ratios, increased by 10.6 percentage points to 113.5% in 2001 compared to 102.9% in 2000. The following table shows the combined ratios for each of the Company's operating segments for 2001 and 2000. The combined ratios for all operations were impacted by the loss and expense ratio variability noted above as well as by the impact on ceded premiums of the adjustment premiums under the Company's corporate retrocessional program.

                        OPERATING SEGMENT COMBINED RATIOS
--------------------------------------------------------------------------------
      Segment                                      2001                   2000
--------------------------------------------------------------------------------
U.S. Reinsurance                                   123.3%                  87.8%
U.S. Insurance                                      99.9%                 105.8%
Specialty Underwriting                             118.0%                 113.1%
International                                      103.0%                 115.4%
Bermuda                                            117.9%                 106.0%

INVESTMENTS. Net investment income increased by 12.9% to $340.4 million in 2001 from $301.5 million in 2000, principally reflecting the effect of investing the $406.0 million of cash flow from operations in 2001, partially offset by the lower interest rate environment and increased interest expense on funds held relating to the utilization of the 1999 and 2001 accident year aggregate excess of loss elements of the corporate retrocessional program. The following table shows a comparison of various investment yields as of December 31, 2001 and 2000, respectively, and for the periods then ended.

                                                        2001                2000
                                                        ------------------------
Imbedded pre-tax yield of cash and invested
 assets at end of period                                6.0%                6.7%
Imbedded after-tax yield of cash and invested
 assets at end of period                                5.0%                5.4%
Annualized pre-tax yield on average cash and
 invested assets                                        6.2%                6.3%
Annualized after-tax yield on average cash and
 invested assets                                        5.0%                5.0%

Net realized capital losses were $22.3 million in 2001, reflecting realized capital losses on the Company's investments of $55.1 million, which includes $9.0 million relating to write-downs in the value of securities deemed to be other than temporary, partially offset by $32.8 million of realized capital gains, compared to realized capital gains of $0.8 million in 2000. The net realized capital gains in 2000 reflected realized capital gains of $30.9 million, which were partially offset by $30.1 million of realized capital losses. The net realized capital losses for 2001 allowed the Company to recapture taxes paid on net realized capital gains in prior periods. The realized capital gains in 2001 and 2000 arose mainly from activity in the Company's equity portfolio. The realized capital losses in 2001 and 2000 arose mainly from activity in the Company's fixed maturity portfolios.

Interest expense was $46.0 million for 2001 compared to $39.4 million in 2000. Interest expense for 2001 reflects $38.9 million relating to Holdings' senior notes issued on March 14, 2000 and $7.1 million relating to Holdings' borrowing under its revolving credit facility. Interest expense for 2000 reflects $30.9 million relating to Holdings' issuance of senior notes and $8.5 million relating to Holdings' borrowing under its revolving credit facility.

Other income was $28.2 million in 2001 compared to $3.3 million in 2000. Other income for 2001 includes $25.9 million arising from a non-recurring receipt of shares in connection with the demutualization of a former insurance company client, which issued annuities, owned by the Company, in connection with certain claim settlement transactions. In addition, other income for 2001 includes foreign exchange gains as well as financing fees from Everest Security, offset by the amortization of deferred expenses relating to Holdings' issuance of senior notes. Significant contributors to other income for 2000 were foreign exchange gains as well as financing fees from Everest Security, partially offset by net derivative expense and the amortization of deferred expenses relating to Holdings' issuance of senior notes. The foreign exchange gains and losses are attributable to fluctuations in foreign currency exchange rates.

During 2000 and 2001, the Company added to its product portfolio a small number of credit default swaps, which it no longer offers, and specialized equity put options. These products meet the definition of a derivative under Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). Net derivative expense from these transactions in 2001 was $12.2 million.

INCOME TAXES. The Company generated income tax benefits of $8.7 million in 2001 compared to income tax expense of $45.4 million in 2000. This tax benefit primarily resulted from the impact of losses relating to the September 11 attacks, the Enron bankruptcy and realized capital losses recognized in 2001, which reduced taxable income, partially offset by taxable income relating to the non-recurring receipt of shares in connection with a former client's demutualization.

NET INCOME. Net income was $99.0 million in 2001 compared to $186.4 million in 2000. This decrease generally reflects the losses attributable to the September 11 attacks and the Enron bankruptcy, partially offset by improved investment results and the non-recurring receipt of shares in connection with a former client's demutualization.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999
PREMIUMS. Gross premiums written increased 21.4% to $1,385.6 million in 2000 from $1,141.8 million in 1999 as the Company took advantage of selected growth opportunities while continuing to maintain a disciplined underwriting approach. Premium growth areas included a 255.9% ($180.1 million) increase in the U.S. Insurance operation, principally attributable to growth in worker's compensation insurance, an 18.5% ($49.7 million) increase in the Specialty Underwriting operation, attributable to growth in A&H medical stop loss writings, a 3.6% ($11.2 million) increase in the International operation, mainly attributable to growth in Latin America and the markets served from the Company's London branch, and $11.6 million of writings through the Bermuda operation, which produced its first business during the quarter ended December 31, 2000. These increases were partially offset by a 1.8% ($8.9 million) decrease in the U.S. Reinsurance operation where growth across property and casualty lines was offset by reductions in non-standard auto writings. The Company continued to decline business that did not meet its objectives regarding underwriting profitability.

Ceded premiums increased to $166.7 million in 2000 from $46.3 million in 1999. This increase was principally attributable to the higher utilization of contract specific cessions in the U.S. Insurance and U.S. Reinsurance operations, including a new 100% ceded U.S. Longshore and Harbor Workers' Compensation Act and state act workers' compensation program in the U.S. Insurance operation, which contributed $37.0 million to the increase. In addition, adjustment premiums of $35.2 million were ceded in 2000 relating to losses ceded under the 1999 accident year aggregate excess of loss element of the Company's corporate retrocessional program.

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

EXPENSES. Incurred loss and LAE increased by 14.7% to $884.6 million in 2000 from $771.6 million in 1999. The increase in incurred losses and LAE was principally attributable to the increase in net premiums written together with modest strengthening of prior period reserves in select areas, including on a multi-year reinsurance treaty where such losses within the current experience band were accompanied by correspondingly lower commissions. The increase was partially offset by losses ceded under the Company's corporate retrocessional program and also reflects changes in the Company's mix of business. Incurred losses and LAE include catastrophe losses, which reflect the impact of both current period events and favorable and unfavorable development on prior period events and are net of reinsurance. Catastrophe losses, net of contract specific cessions but before cessions under the corporate retrocessional program in 2000, were $13.9 million, mainly reflecting modest net adverse development on 1999 catastrophe events, compared to $45.9 million in 1999. Net incurred losses and LAE in 2000 reflected ceded losses and LAE of $161.6 million, including $70.0 million ceded under the 1999 accident year aggregate excess of loss component of the Company's corporate retrocessional program. Ceded losses and LAE in 1999 were $7.4 million with no cessions under the accident year aggregate excess of loss component of the Company's corporate retrocessional program.

Contributing to the increase in incurred losses and LAE in 2000 from 1999 were a 71.1% ($29.2 million) increase in the U.S. Insurance operation, principally reflecting increased premium volume, a 37.0% ($68.7 million) increase in the Specialty Underwriting operation principally attributable to increased premium volume in A&H business together with modest reserve strengthening for prior period marine, aviation and surety exposures, a 3.3% ($7.5 million) increase in the International operation, which included modest reserve strengthening for exposures produced through its London and Canadian branches, a 0.4% ($1.2 million) increase in the U.S. Reinsurance operation and $6.4 million of losses from the Bermuda operation as the Company began writing business in this operation during the quarter ended December 31, 2000. Incurred losses and LAE for each operation were also impacted by variability relating to changes in the level of premium volume and mix of business by class and type.

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

                          OPERATING SEGMENT LOSS RATIOS
--------------------------------------------------------------------------------
      Segment                                      2000                    1999
--------------------------------------------------------------------------------
U.S. Reinsurance                                   67.4%                   69.3%
U.S. Insurance                                     69.2%                   71.1%
Specialty Underwriting                             84.0%                   70.0%
International                                      82.3%                   78.3%
Bermuda                                            55.0%                     N/A

Underwriting expenses decreased by 3.8% to $324.1 million in 2000 from $337.0 million in 1999. Commission, brokerage, taxes and fees decreased by $13.5 million, principally reflecting the Company's reassessment of the expected losses on the multi-year reinsurance treaty noted above that led to a $33.8 million decrease in contingent commissions with a corresponding increase to losses, partially offset by increases in premiums written and also reflecting changes in the mix of business. Other underwriting expenses increased by $0.6 million. Contributing to the underwriting expense decrease were a 26.5% ($34.5 million) decrease in the U.S. Reinsurance operation, which included the impact of the contingent commission adjustment noted above, and a 2.0% ($1.9 million) decrease in the International operation. These decreases were partially offset by $5.9 million of expenses from the Bermuda operation, principally reflecting Federal excise tax paid on a loss portfolio transfer with an affiliate, and 52.8% ($12.8 million) and 9.1% ($7.3 million) increases in the U.S. Insurance operation and the Specialty Underwriting operation, respectively, principally related to production volume increases. Except as noted, the changes for each operation's expenses principally resulted from changes in commission expenses related to changes in premium volume and business mix by class and type and, in some cases, the underwriting performance of the underlying business. The Company's expense ratio, which is calculated by dividing underwriting expenses by premiums earned, decreased by 3.9 percentage points to 27.6% in 2000 compared to 31.5% in 1999.

The Company's combined ratio, which is the sum of the loss and expense ratios, decreased by 0.6 percentage points to 102.9% in 2000 compared to 103.5% in 1999. The following table shows the combined ratios for each of the Company's operating segments for 2000 and 1999. The combined ratios for all operations were impacted by the loss and expense ratio variability noted above.

                        OPERATING SEGMENT COMBINED RATIOS
--------------------------------------------------------------------------------
      Segment                                      2000                   1999
--------------------------------------------------------------------------------
U.S. Reinsurance                                   87.8%                   97.9%
U.S. Insurance                                     105.8%                 113.1%
Specialty Underwriting                             113.1%                 100.4%
International                                      115.4%                 111.5%
Bermuda                                            106.0%                    N/A

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

                                                        2000                1999
                                                        ------------------------
Imbedded pre-tax yield of cash and invested
 assets at end of period                                6.7%                6.2%
Imbedded after-tax yield of cash and invested
 assets at end of period                                5.4%                4.9%
Annualized pre-tax yield on average cash and
 invested assets                                        6.3%                6.2%
Annualized after-tax yield on average cash and
 invested assets                                        5.0%                4.9%

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

Other income was $3.3 million in 2000 compared to other expense of $1.0 million in 1999. Significant contributors to other income for 2000 were foreign exchange gains as well as financing fees from Everest Security, offset by net derivative income and fair value adjustments and expenses relating to Holdings' issuance of senior notes. Other expense for 1999 principally included foreign exchange losses. The foreign exchange gains and losses are attributable to fluctuations in foreign currency exchange rates.

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

CRITICAL ACCOUNTING POLICY
The Company's most critical accounting policy is the determination of its loss and LAE reserves. The Company maintains reserves to cover its estimated ultimate liability for losses and LAE with respect to reported and unreported claims. Because reserves are estimates of ultimate losses and LAE, management monitors reserve adequacy over time, evaluating new information as it becomes known and adjusting reserves, as necessary. Management considers many factors when setting reserves, including: (1) current legal interpretations of coverage and liability; (2) economic conditions; (3) internal actuarial methodologies which analyze the Company's experience with similar cases, information from ceding companies and historical trends, such as reserving patterns, loss payments, pending levels of unpaid claims and product mix; and (4) the uncertainties discussed below regarding reserve requirements for asbestos and environmental claims. Based on these considerations, management believes that adequate provision has been made for the Company's loss and LAE reserves. Actual losses and LAE ultimately paid may deviate, perhaps substantially, from such reserves, impacting income in the period in which the change is made. See also Footnote 1 to Notes to the Consolidated Financial Statements.

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

FINANCIAL CONDITION
CASH AND INVESTED ASSETS. Aggregate invested assets, including cash and short-term investments, were $5,783.5 million at December 31, 2001, $5,493.0 million at December 31, 2000 and $4,139.2 million at December 31, 1999. The increase in cash and invested assets from 2000 to 2001 resulted primarily from $406.0 million in cash flows from operations generated in 2001 and $70.5 million in net unrealized appreciation of the Company's fixed maturity investments. These increases were partially offset by $130.0 million in net payments on Holdings' credit facility and $13.2 million in net unrealized depreciation of the Company's equity investments. The increase in cash and invested assets from 1999 to 2000 resulted primarily from Holdings' issuance of senior notes totaling $450.0 million, the proceeds of which have been invested, $349.7 million of new cash from the acquisition of Mt. McKinley, $204.8 million of new invested assets from the acquisition of AFC Re, $176.0 million in credit facility borrowings, $158.0 million in net unrealized appreciation of the Company's fixed maturity investments and $90.0 million in cash flows from operations generated in 2000. These increases were partially offset by $26.6 million in net unrealized depreciation of the Company's equity investments and $16.4 million in share repurchases.

LOSS AND LAE RESERVES. Gross loss and LAE reserves totaled $4,278.3 million at December 31, 2001, $3,786.2 million at December 31, 2000 and $3,647.0 million at December 31, 1999. The increase in 2001 was primarily attributable to increased catastrophe losses resulting from the September 11 attacks, together with increased earned premiums and normal variability in claim settlements. The increase in 2000 was primarily attributable to the acquisition of Mt. McKinley together with increased earned premiums and normal variability in claim settlements. Reinsurance receivables totaled $895.1 million at December 31, 2001, $509.0 million at December 31, 2000 and $742.5 million at December 31, 1999, with the changes in 2001 principally reflecting the increase in losses ceded under the accident year aggregate excess of loss element of the Company's corporate retrocessional program. At December 31, 2001, $339.0 million, or 37.9%, was receivable from subsidiaries of London Reinsurance Group ("London Life"), which is fully secured by a combination of letters of credit and funds held arrangements whereby the Company has retained the premium payments due the retrocessionaires, recognized liabilities for such amounts and reduced such liabilities as payments are due from the retrocessionaire and $145.0 million, or 16.2%, was receivable from Continental Insurance Company ("Continental), which are partially secured by funds held arrangements. No other retrocessionaire accounted for more than 5% of the Company's receivables.

The table below summarizes reserves and claim activity for asbestos and environmental claims, on both a gross and net of ceded reinsurance basis, for the periods indicated:

                                             Asbestos and Environmental Reserves
                                                  Years Ended December 31,
                                            ------------------------------------
                                              2001          2000          1999
                                            ------------------------------------
                                                   (Dollars in millions)
Gross Basis:
Beginning of period reserves                $  693.7      $  614.2      $  660.8
                                            --------      --------      --------

Incurred losses and LAE:
Reported losses                                100.5         (51.1)         68.9
Change in IBNR                                 (70.8)         45.3         (65.2)
                                            --------      --------      --------
Total incurred losses and LAE                   29.7          (5.8)          3.7
Paid losses                                    (79.0)         85.3         (50.3)
                                            --------      --------      --------
End of period reserves                      $  644.4      $  693.7      $  614.2
                                            ========      ========      ========

Net Basis:
Beginning of period reserves                $  628.5      $  365.1      $  263.5
                                            --------      --------      --------

Incurred losses and LAE:
Reported losses  (1)                            67.7        (173.0)         30.8
Change in IBNR                                 (62.5)        167.2         (30.8)
                                            --------      --------      --------
Total incurred losses and LAE                    5.2          (5.8)          -
Paid losses  (1) (2)                           (65.1)        269.2         101.6
                                            --------      --------      --------
End of period reserves                      $  568.6      $  628.5      $  365.1
                                            ========      ========      ========

----------
(1) Reported losses and paid losses for 2000 are net of ($311.3) million and $311.3 million, respectively, reflecting the establishment of Mt. McKinley's reserves at the acquisition date. Net paid losses, excluding the impact of the Mt. McKinley acquisition transaction, were ($42.3) million.
(2) Net of $0.0 million in 2001, $0.0 million in 2000 and $118.8 million in 1999 ceded as paid losses under the Stop Loss Agreement.

The gross and net IBNR reserves for asbestos and environmental exposures increased in 2000. The increase was mainly attributable to Holdings' acquisition of Mt. McKinley in September of 2000. The gross and net IBNR reserves for asbestos and environmental exposures decreased in 2001 and 1999. The decrease resulted primarily from management's belief that there had been not been a material change in the ultimate asbestos and environmental loss exposures. As a result, the reported incurred losses in 2001 were partly offset with corresponding reductions in IBNR reserves and in 1999 were fully offset with corresponding reductions in IBNR reserves.

SHAREHOLDERS' EQUITY. The Company's shareholders' equity increased to $1,720.5 million as of December 31, 2001 from $1,583.4 million as of December 31, 2000 principally reflecting an increase of $86.1 million in retained earnings, an increase of $44.8 million in net unrealized appreciation of investments and $10.0 million in common shares issued during the year in connection with the exercise of stock options. Shareholders' equity increased to $1,583.4 as of

December 31, 2000 from $1,327.5 million as of December 31, 1999 principally reflecting an increase of $175.4 million in retained earnings and an increase of $91.0 million in net unrealized appreciation of investments, partially offset by $16.4 million in treasury shares acquired during the year. Dividends of $12.9 million, $11.0 million and $11.6 million were declared and paid by the Company in 2001, 2000 and 1999, respectively. During the year ended December 31, 2000, the Company repurchased 0.650 million of its common shares at an average price of $25.24 per share with all such repurchases occurring in the three months ended March 31, 2000, raising the total repurchases under the Company's authorized repurchase program to 4.720 million shares at an average price of $27.60 per share with a total repurchase expenditure to date of $130.4 million. At December 31, 2001, 2.180 million shares remained under the existing repurchase authorization. As part of the Company's restructuring, the treasury shares held by the Company prior to February 24, 2000 were retired, resulting in a reduction to treasury shares with a corresponding reduction of paid-in capital and common shares.

LIQUIDITY AND CAPITAL RESOURCES
CAPITAL. The Company's business operations are in part dependent on the Company's financial strength, and the market's perception thereof, as measured by shareholders' equity, which was $1,720.5 million and $1,583.4 million at December 31, 2001 and 2000, respectively. The Company has flexibility with respect to capitalization as the result of its access to the debt and equity markets. The Company continuously monitors its capital and financial position, as well as investment and security market conditions, in general and with respect to the Company's securities, and responds accordingly. On November 7, 2001, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission, which provided for the issuance of up to $575 million of common equity. On February 27, 2002, pursuant to this registration statement, the Company completed an offering of 5,000,000 of its common shares at a price of $69.25 per share, which resulted in $346.3 million of proceeds before expenses of approximately $0.5 million related to the offering. The Company will use the net proceeds for working capital and general corporate purposes.

LIQUIDITY. The Company's current investment strategy seeks to maximize after-tax income through a high quality, diversified, taxable bond and tax-preferenced fixed maturity portfolio, while maintaining an adequate level of liquidity. The Company's mix of taxable and tax-preferenced investments is adjusted continuously, consistent with the Company's current and projected operating results, market conditions and tax position. Additionally, the Company invests in equity securities, which it believes will enhance the risk-adjusted total return of the investment portfolio.

The Company's liquidity requirements are met on a short-term and long-term basis by funds provided by premiums collected, investment income and collected reinsurance receivables balances, and from the sale and maturity of investments together with the availability of funds under the Company's revolving credit facility. The following table shows cash flows from operating activities, as well as the impacts of select transactions on those cash flows, for the years ended December 31, 2001, 2000 and 1999.

--------------------------------------------------------------------------------
                                                2001         2000         1999
--------------------------------------------------------------------------------
Cash flow from operations                     $  406.0     $   90.0     $  203.4
 Catastrophe loss payments                        32.5         44.1         28.3
 Stop Loss Agreement Recoveries (1)                -           (9.5)       (79.0)
 Net tax payments (2)                             24.9         63.7         59.6
 Non-recurring receipt of shares (3)             (25.9)         -            -
                                              ----------------------------------
  Cash flow from operations, net of
   adjustments                                $  437.5     $  188.3     $  212.3
                                              ----------------------------------

(1) Recoveries under the Company's Stop Loss Agreement with Mt. McKinley prior to the acquisition of Mt. McKinley.
(2) The reduction in net tax payments for 2001 generally reflects the tax impact of losses arising from the September 11 attacks, partially offset by a $35.0 million payment in connection with the Company's 1997 tax year liabilities. The $35.0 million payment had no impact on the Company's current year results of operations.
(3)      Non-recurring receipt of shares in a demutualized insurer.

Management believes that net cash flows from operating activities are generally consistent with expectations given the Company's investment strategies, mix of business and the normal variability of premium collections and the payout of loss reserves.

Proceeds from sales, calls and maturities and investment asset acquisitions were $1,492.2 million and $1,767.4 million, respectively, in 2001 compared to $1,006.5 million and $2,024.6 million, respectively, in 2000 and $941.1 million and $1,068.4 million, respectively, in 1999. Additionally, the cash flow activity in 2000 included $340.1 million of new cash resulting from the acquisitions of Mt. McKinley and Everest International and $450.0 million in proceeds from Holdings' offering of senior notes.

EXPOSURE TO  CATASTROPHES.  As with other  reinsurers,  the Company's  operating results and  financial  condition  can be  adversely  affected  by volatile  and unpredictable natural and other disasters, such as hurricanes, windstorms, earthquakes, floods, fires, explosions and terrorist events. Any such catastrophic event could generate insured losses in one or many of the Company's treaties or lines of business, including property and/or casualty exposures. Although the Company attempts to limit its exposure to acceptable levels, including through the purchase of reinsurance when considered to be cost effective, it is possible that an actual catastrophic event or multiple catastrophic events could have a material adverse effect on the financial condition, results of operations and cash flows of the Company.

The Company employs various techniques, including licensed software modeling, to assess its accumulated exposure. Such techniques are inherently more difficult to apply to non-property exposures. Accumulated exposures with respect to property catastrophe losses are summarized in terms of the probable maximum loss ("PML"). The Company defines PML as its anticipated maximum property loss, taking into account contract limits, caused by a single catastrophe affecting a broad contiguous geographic area, such as that caused by a hurricane or earthquake of such a magnitude that it is expected to occur once in every 100 years.

Management estimates that the Company's greatest catastrophe exposure worldwide from any single event is to hurricanes and earthquakes in the coastal regions of the United States, where the Company estimates it has a PML exposure, before reinsurance, of approximately $140 million in each such region based on its current book of business. Similarly, management estimates that the largest current PML exposure, before reinsurance, outside the United States is approximately $97 million. There can be no assurance that the Company will not experience losses from one or more catastrophic events that exceed, perhaps by a substantial amount, its estimated PML, particularly if such events also give rise to casualty exposures. Nor can there be assurance that the Company's reinsurance program will not change or that it will respond predictably to any given event.

The Company employs a retrocessional approach where reinsurance may be purchased to cover specific business written or exposure accumulations or it may be purchased as a corporate level retrocessional program covering the potential accumulation or aggregation of exposures across some or all of the Company's operations. All reinsurance purchasing decisions consider both the potential coverage and market conditions with respect to the pricing, terms, conditions and availability of such coverage, with the aim of securing cost-effective protection. The level of reinsurance coverage varies over time, reflecting the underwriter's and/or Company's view of the changing dynamics of both the underlying exposure and the reinsurance markets.

The principal components of the Company's existing corporate retrocessional protection program as it relates to catastrophes are an accident year aggregate excess of loss treaty and the retrocesssional excess of loss coverage of international exposures. For both 2000 and 2001, the Company purchased accident year aggregate excess of loss retrocession coverage, which provides up to $175.0 million of recoveries if Everest Re's consolidated statutory basis accident year loss ratio exceeds a loss ratio attachment point provided in the contract for the respective accident years. Each arrangement provides for an adjustment premium, which reduces the net benefit by approximately 50%, in the event that the coverage is used. The remaining limits available under these coverages is $175.0 million and $11.0 million, respectively. The Company's corporate retrocessional protection program includes a two-layer property catastrophe excess of loss program for losses incurred outside of the United States, which provide coverage of 58.25% of $17.5 million of losses in excess of $15 million of losses per occurrence and 70% of $20 million of losses in excess of $32.5 million of losses per occurrence. This coverage relates to a twelve-month period beginning June 7, 2001 and the continuation or replacement of such coverage in June 2002 cannot be assured. All aspects of the retrocession program have been structured to permit the program to be accounted for as reinsurance under SFAS No. 113. See ITEM 1 - "Risk Management and Retrocession Arrangements" for further details.

If a single catastrophe were to occur in the United States that resulted in $140 million of gross losses and allocated loss adjustment expenses ("ALAE") in 2002 (an amount equivalent to the Company's PML), management estimates that the effect (including additional premiums and retained losses and ALAE) on the Company's income before and after taxes would be approximately $140 million and $101 million, respectively.

DIVIDENDS
During 2001, 2000 and 1999, the Company declared and paid shareholder dividends of $12.9 million, $11.0 million and $11.6 million, respectively.

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

BERMUDA RE. Under Bermuda law, Bermuda Re is prohibited from declaring or paying a dividend if it fails to meet its minimum solvency margin or minimum liquidity ratio or, if after payment of the dividend, it fails to meet its minimum solvency margin or minimum liquidity ratio. As a long-term insurer, Bermuda Re is also unable to declare or pay a dividend to anyone who is not a policyholder unless, after payment of the dividend, the value of the assets in its long-term business fund, as certified by its approved actuary, will exceed its liabilities for long-term business by at least the $250,000 minimum solvency margin. Prior approval of the Bermuda Minister of Finance is required if Bermuda Re's dividend payments would reduce its prior year-end total statutory capital by 15.0% or more. At December 31, 2001, Bermuda Re has met all requirements by a significant amount.

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

On March 14, 2000, Holdings completed public offerings of $200.0 million principal amount of 8.75% senior notes due March 15, 2010 and $250.0 million principal amount of 8.5% senior notes due March 15, 2005. During 2000, the net proceeds of these offerings and additional funds were distributed by Holdings to Group. Interest expense incurred in connection with these senior notes was $38.9 million and $30.9 million at December 31, 2001 and 2000, respectively.

On December 21, 1999, Holdings entered into a three-year senior revolving credit facility with a syndicate of lenders (the "Credit Facility"), which replaced its prior credit facility which had been extended in June 1999 and increased from $50.0 million to $75.0 million on November 9, 1999. First Union National Bank is the administrative agent for the Credit Facility. The Credit Facility is used for liquidity and general corporate purposes. The Credit Facility provides for the borrowing of up to $150.0 million with interest at a rate selected by Holdings equal to either (1) the Base Rate (as defined below) or (2) an adjusted London InterBank Offered Rate ("LIBOR") plus a margin. The Base Rate is the higher of the rate of interest established by First Union National Bank from time to time as its prime rate or the Federal Funds rate plus 0.5% per annum. On December 18, 2000, the Credit Facility was amended to extend the borrowing limit to $235.0 million for a period of 120 days. This 120-day period expired during the three months ended March 31, 2001 and the limit reverted to $150.0 million. The amount of margin and the fees payable for the Credit Facility depend upon Holding's senior unsecured debt rating. Group has guaranteed Holdings' obligations under the Credit Facility.

The Credit Facility requires the Company to maintain a debt to capital ratio of not greater than 0.35 to 1, Holdings to maintain a minimum interest coverage ratio of 2.5 to 1 and Everest Re to maintain its statutory surplus at $850.0 million plus 25% of future aggregate net income and 25% of future aggregate capital contributions. The Company was in compliance with these requirements at December 31, 2001.

At December 31, 2001 and 2000, Holdings had outstanding borrowings under the Credit Facility of $105.0 million and $235.0 million, respectively. Interest expense incurred in connection with these borrowings was $7.1 million and $8.5 million at December 31, 2001 and 2000, respectively.

EVEREST RE. The payment of dividends to Holdings by Everest Re is subject to limitations imposed by the Delaware Insurance Code. Based upon these restrictions, the maximum amount that will be available for payment of dividends to Holdings by Everest Re in 2002 without the prior approval of regulatory authorities is $129.4 million. Everest Re's future cash flow available to Holdings may be influenced by a variety of factors, including changes in the property and casualty reinsurance market, Everest Re's financial results, insurance regulatory changes and changes in general economic conditions. The availability of such cash flow to Holdings could also be influenced by, among other things, changes in the limitations imposed by the Delaware Insurance Code on the payment of dividends by Everest Re. Holdings expects that, absent significant catastrophe losses, such restrictions should not affect Everest Re's ability to declare and pay dividends sufficient to support Holdings' general corporate needs.

MARKET SENSITIVE INSTRUMENTS
The Securities and Exchange Commission Financial Reporting Release #48 requires registrants to clarify and expand upon the existing financial statement disclosure requirements for derivative financial instruments, derivative commodity instruments, and other financial instruments (collectively, "market sensitive instruments").

The Company's current investment strategy seeks to maximize after-tax income through a high quality, diversified, taxable and tax-preferenced fixed maturity portfolio, while maintaining an adequate level of liquidity. The Company's mix of taxable and tax-preferenced investments is adjusted continuously, consistent with its current and projected operating results, market conditions, and tax position. The fixed maturities in the investment portfolio are comprised of non-trading available for sale securities. Additionally, the Company invests in equity securities, which it believes will enhance the risk-adjusted total return of the investment portfolio. The Company has also engaged in a small number of credit default swaps and specialized equity options, the market sensitivity of which is believed to be immaterial.

The overall investment strategy considers the scope of present and anticipated Company operations. In particular, estimates of the financial impact resulting from non-investment asset and liability transactions, together with the Company's capital structure and other factors, are used to develop a net liability analysis. This analysis includes estimated payout characteristics for which the investments of the Company provide liquidity. This analysis is considered in the development of specific investment strategies for asset allocation, duration and credit quality. The change in overall market sensitive risk exposure principally reflects the asset changes that took place during the year with no material change in the underlying risk characteristics.

The Company's $5.8 billion investment portfolio is comprised of fixed maturity securities that are subject to interest rate risk and foreign currency rate risk, and equity securities that are subject to equity price risk. The impact of these risks in the investment portfolio is generally mitigated by changes in the value of operating assets and liabilities and their associated income statement impact.

Interest  rate  risk is the  potential  change  in value of the  fixed  maturity portfolio due to change in market interest rates. Further, it includes prepayment risk in a declining interest rate environment on the $728.6 million of the $5.6 billion fixed maturity portfolio, which consists of mortgage-backed securities. Prepayment risk results from potential accelerated principal payments that shorten the average life and thus, the expected yield of the security.

The tables below display the potential impact of market value fluctuations and after-tax unrealized appreciation on the fixed maturity portfolio as of December 31, 2001 and 2000 based on parallel 200 basis point shifts in interest rates up and down in 100 basis point increments. For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually. To generate appropriate price estimates on mortgage-backed securities, changes in prepayment expectations under different interest rate environments are taken into account. For legal entities with a non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios. All amounts are in U.S. dollars and are presented in millions.

                                      2001
                       INTEREST RATE SHIFT IN BASIS POINTS
------------------------------------------------------------------------------------
                             -200        -100          0           100         200
------------------------------------------------------------------------------------
Total Market Value         $ 6,332.1   $ 5,957.7   $ 5,610.4   $ 5,283.2   $ 4,982.7

Market Value Change
 from Base (%)                  12.9%        6.2%        0.0%       (5.8%)     (11.2%)

Change in Unrealized
 Appreciation After-tax
 from Base ($)             $   521.1   $   250.8   $       -     $(236.6)  $  (454.2)

                                      2000
                       INTEREST RATE SHIFT IN BASIS POINTS
------------------------------------------------------------------------------------
                             -200        -100          0           100         200
------------------------------------------------------------------------------------
Total Market Value         $ 5,938.8   $ 5,633.5   $ 5,350.4   $ 5,073.1   $ 4,809.8

Market Value Change from
Base (%)                        11.0%        5.3%        0.0%       (5.2%)     (10.1%)

Change in Unrealized
 Appreciation After-tax
 from Base ($)             $   417.9   $   201.3   $       -   $  (197.9)  $  (386.5)

Foreign currency rate risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates. The Company's foreign operations each maintain capital in the currency of the country of its geographic location consistent with local regulatory guidelines. Generally, the Company prefers to maintain the capital of its foreign operations in U.S. dollar assets although this varies by regulatory jurisdiction in accordance with market needs. Each foreign operation may conduct business in its local currency as well as the currency of other countries in which it operates. The primary foreign currency exposures are the Canadian Dollar, the British Pound Sterling and the Euro for these foreign operations. The Company mitigates foreign exchange exposure by a general matching of the currency and duration of its assets to its corresponding operating liabilities. In accordance with Financial Accounting Standards Board Statement No. 52, the Company translates the assets, liabilities and income of non-U.S. dollar functional currency legal entities to the U.S. dollar. This translation amount is reported as a component of other comprehensive income. The primary functional foreign currency exposures are the Canadian Dollar, the Belgian Franc and the British Pound Sterling for these foreign operations.

The tables below display the potential impact of a parallel 20% increase and decrease in foreign exchange rates on the valuation of invested assets subject to foreign currency exposure in 10% increments as of December 31, 2001 and 2000. This analysis includes the after-tax impact of translation from transactional currency to functional currency as well as the after-tax impact of translation from functional currency to the U.S. dollar reporting currency. All amounts are in U.S. dollars and are presented in millions.

                                      2001
                   CHANGE IN FOREIGN EXCHANGE RATES IN PERCENT
---------------------------------------------------------------------------------
                               -20%       -10%        0%         10%        20%
---------------------------------------------------------------------------------
Total After-tax Foreign
 Exchange Exposure           ($  40.7)  ($  21.6)   $    -    $   23.3    $  47.9

                                      2000
                   CHANGE IN FOREIGN EXCHANGE RATES IN PERCENT
---------------------------------------------------------------------------------
                               -20%       -10%        0%         10%        20%
---------------------------------------------------------------------------------
Total After-tax Foreign
 Exchange Exposure           ($  42.9)  ($  22.5)   $    -    $   24.2    $  49.5

Equity risk is the potential change in market value of the common stock and preferred stock portfolios arising from changing equity prices. The Company invests in index mutual funds and high quality common and preferred stocks that are traded on the major exchanges in the United States. The primary objective in managing the $67.3 million equity portfolio is to provide long-term capital growth through market appreciation and income.

The tables below display the impact on market value and after-tax unrealized appreciation of a 20% change in equity prices up and down in 10% increments as of December 31, 2001 and 2000. All amounts are in U.S. dollars and are presented in millions.

                                      2001
                       CHANGE IN EQUITY VALUES IN PERCENT
---------------------------------------------------------------------------------
                               -20%        -10%        0%        10%        20%
---------------------------------------------------------------------------------
Market Value of the
 Equity Portfolio             $  53.8     $  60.6   $  67.3    $  74.0    $  80.8

After-tax Change in
 Unrealized Appreciation         (8.8)       (4.4)        -        4.4        8.8

                                      2000
                       CHANGE IN EQUITY VALUES IN PERCENT
---------------------------------------------------------------------------------
                               -20%       -10%         0%        10%        20%
---------------------------------------------------------------------------------
Market Value of the
 Equity Portfolio             $  29.2    $  32.8    $  36.5    $  40.1    $  43.8

After-tax Change in
 Unrealized Appreciation         (4.7)      (2.4)         -        2.4        4.7

SAFE HARBOR DISCLOSURE
This report contains forward-looking statements within the meaning of the U.S. federal securities laws. The Company intends these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the federal securities laws. In some cases, these statements can be identified by the use of forward-looking words such as "may", "will", "should", "could", "anticipate", "estimate", "expect", "plan", "believe", "predict", "potential" and "intend". Forward-looking statements contained in this report include information regarding the Company's reserves for losses and LAE and estimates of the Company's catastrophe exposure. Forward-looking statements only reflect the Company's expectations and are not guarantees of performance. These statements involve risks, uncertainties and assumptions. Actual events or results may differ materially from the Company's expectations. Important factors that could cause actual events or results to be materially different from the Company's expectations include those discussed below under the caption "Risk Factors". The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

RISK FACTORS
The following risk factors, in addition to the other information provided in this report, should be considered when evaluating the Company. The risks and uncertainties described below are not the only ones the Company faces. There may be additional risks and uncertainties. If any of the following risks actually occur, the Company's business, financial condition or results of operations could be materially and adversely affected and the trading price of the Company's common shares could decline significantly.

THE COMPANY'S RESULTS MAY FLUCTUATE AS A RESULT OF FACTORS GENERALLY AFFECTING THE INSURANCE AND REINSURANCE INDUSTRY.

The results of companies in the insurance and reinsurance industry historically have been subject to significant fluctuations and uncertainties. Factors that affect the industry in general could also cause the Company's results to fluctuate. The industry's profitability can be affected significantly by:

   o fluctuations in interest rates, inflationary pressures and other changes in the investment environment, which affect returns on invested capital and may impact the ultimate payout of loss amounts;

   o rising levels of actual costs that are not known by companies at the time they price their products;

   o volatile and unpredictable developments, including weather-related and other natural catastrophes;

   o events like the September 11, 2001 attacks, which affect the insurance and reinsurance markets generally;

   o changes in reserves resulting from different types of claims that may arise and the development of judicial interpretations relating to the scope of insurers' liability; and

   o the overall level of economic activity and the competitive environment in the industry.

IF THE COMPANY'S LOSS RESERVES ARE INADEQUATE TO MEET ITS ACTUAL LOSSES, THE COMPANY'S NET INCOME WOULD BE REDUCED OR IT COULD INCUR A LOSS.

The Company is required to maintain reserves to cover its estimated ultimate liability of losses and loss adjustment expenses for both reported and unreported claims incurred. These reserves are only estimates of what the Company thinks the settlement and administration of claims will cost based on facts and circumstances known to the Company. Because of the uncertainties that surround estimating loss reserves and loss adjustment expenses, the Company cannot be certain that ultimate losses will not exceed these estimates of losses and loss adjustment reserves. If the Company's reserves are insufficient to cover its actual losses and loss adjustment expenses, the Company would have to augment its reserves and incur a charge to its earnings. These charges could be material. The difficulty in estimating the Company's reserves is increased because the Company's loss reserves include reserves for potential asbestos and environmental liabilities. Asbestos and environmental liabilities are especially hard to estimate for many reasons, including the long waiting periods between exposure and manifestation of any bodily injury or property damage, difficulty in identifying the source of the asbestos or environmental contamination, long reporting delays and difficulty in properly allocating liability for the asbestos or environmental damage.

THE COMPANY'S INABILITY TO ASSESS UNDERWRITING RISK ACCURATELY COULD REDUCE ITS NET INCOME.

The Company's success is dependent on its ability to assess accurately the risks associated with the businesses on which the risk is retained. If the Company fails to assess accurately the risks it retains, the Company may fail to establish appropriate premium rates and the Company's reserves may be inadequate to cover its losses, requiring augmentation of the Company's reserves, which in turn, could reduce the Company's net income.

DECREASES IN RATES FOR PROPERTY AND CASUALTY REINSURANCE AND INSURANCE COULD REDUCE THE COMPANY'S NET INCOME.

The Company primarily writes property and casualty reinsurance and insurance. The property and casualty industry historically has been highly cyclical. Rates for property and casualty reinsurance and insurance are influenced primarily by factors that are outside of the Company's control. Any significant decrease in the rates for property and casualty insurance or reinsurance could reduce the Company's net income.

IF RATING AGENCIES DOWNGRADE THEIR RATINGS OF THE COMPANY'S INSURANCE COMPANY SUBSIDIARIES, THE COMPANY'S FUTURE PROSPECTS FOR GROWTH AND PROFITABILITY COULD BE SIGNIFICANTLY AND ADVERSELY AFFECTED.

The Company's insurance company subsidiaries, other than Mt. McKinley, currently hold an A+ ("Superior") financial strength rating from A.M. Best Company, an AA- ("Very Strong") financial strength rating from Standard & Poor's Ratings Services and an Aa3 ("Excellent") financial strength rating from Moody's Investors Service, Inc. Financial strength ratings are used by insurers and reinsurance and insurance intermediaries as an important means of assessing the financial strength and quality of reinsurers. In addition, the rating of a company purchasing reinsurance may be adversely affected by an unfavorable rating or the lack of a rating of its reinsurer. A downgrade or withdrawal of any of these ratings might adversely affect the Company's ability to market its insurance products and would have a significant and adverse effect on its future prospects for growth and profitability.

THE COMPANY'S REINSURERS MAY NOT SATISFY THEIR OBLIGATIONS.

The Company is subject to credit risk with respect to its reinsurers because the transfer of risk to a reinsurer does not relieve the Company of its liability to the insured. In addition, reinsurers may be unwilling to pay the Company even though they are able to do so. The failure of one or more of the Company's reinsurers to honor their obligations in a timely fashion would impact the Company's cash flow and reduce its net income and could cause the Company to incur a significant loss.

IF THE COMPANY IS UNABLE TO PURCHASE REINSURANCE AND TRANSFER RISK TO REINSURERS, ITS NET INCOME COULD BE REDUCED OR THE COMPANY COULD INCUR A LOSS.

The Company attempts to limit its risk of loss by purchasing reinsurance to transfer a portion of the risks it assumes. The availability and cost of reinsurance is subject to market conditions, which are outside of the Company's control. As a result, the Company may not be able to successfully purchase reinsurance and transfer risk through reinsurance arrangements. A lack of available reinsurance might adversely affect the marketing of the Company's programs and/or force the Company to retain all or a part of the risk that cannot be reinsured. If the Company were required to retain these risks and ultimately pay claims with respect to these risks, the Company's net income could be reduced or the Company could incur a loss.

THE COMPANY'S INDUSTRY IS HIGHLY COMPETITIVE AND THE COMPANY MAY NOT BE ABLE TO COMPETE SUCCESSFULLY IN THE FUTURE.

The Company's industry is highly competitive and has experienced severe price competition over the last several years. The Company competes in the United States and international markets with domestic and international insurance companies. Some of these competitors have greater financial resources than the Company, have been operating for longer than the Company and have established long-term and continuing business relationships throughout the industry, which can be a significant competitive advantage. In addition, the Company expects to face further competition in the future. The Company may not be able to compete successfully in the future.

THE COMPANY IS DEPENDENT ON ITS KEY PERSONNEL.

The Company's success has been, and will continue to be, dependent on its ability to retain the services of its existing key executive officers and to attract and retain additional qualified personnel in the future. The loss of the services of any of its key executive officers or the inability to hire and retain other highly qualified personnel in the future could adversely affect the Company's ability to conduct its business. This dependency is particularly important for the Company's Bermuda operations where, under Bermuda law, non-Bermudians, other than spouses of Bermudians, are not permitted to engage in any gainful occupation in Bermuda without a work permit issued by the Bermuda government. A work permit is only granted or extended if the employer can show that, after proper public advertisement, no Bermudian or spouse of a Bermudian, is available who meets the minimum standards for the position. The Bermuda government recently announced a new policy that places a six-year term limit on individuals with work permits, subject to specified exemptions for persons deemed to be key employees.

THE VALUE OF THE COMPANY'S INVESTMENT PORTFOLIO AND THE INVESTMENT INCOME IT RECEIVES FROM THAT PORTFOLIO COULD DECLINE AS A RESULT OF MARKET FLUCTUATIONS AND ECONOMIC CONDITIONS.

A significant portion of the Company's investment portfolio consists of fixed income securities and a smaller portion consists of equity securities. Both the fair market value of these assets and the investment income from these assets fluctuate depending on general economic and market conditions. For example, the fair market value of the Company's fixed income securities generally increases or decreases in an inverse relationship with fluctuations in interest rates. The fair market value of the Company's fixed income securities can also decrease as a result of any downturn in the business cycle that causes the credit quality of those securities to deteriorate. The net investment income that the Company realizes from future investments in fixed income securities will generally increase or decrease with interest rates. Interest rate fluctuations can also cause net investment income from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, to differ from the income anticipated from those securities at the time the Company bought them. Because all of the Company's securities are classified as available for sale, changes in the market value of the Company's securities are reflected in its financial statements. Similar treatment is not available for liabilities. As a result, a decline in the value of the securities in the Company's portfolio could reduce its net income or cause the Company to incur a loss.

INSURANCE LAWS AND REGULATIONS RESTRICT THE COMPANY'S ABILITY TO OPERATE.

The Company is subject to extensive regulation under U.S., state and foreign insurance laws. These laws limit the amount of dividends that can be paid to the Company by its operating subsidiaries, impose restrictions on the amount and type of investments that they can hold, prescribe solvency standards that must be met and maintained by them and require them to maintain reserves. These laws also require disclosure of material intercompany transactions and require prior approval of certain "extraordinary" transactions. These "extraordinary" transactions include declaring dividends from operating subsidiaries that exceed statutory thresholds. These laws also generally require approval of changes of control. The Company's failure to comply with these laws could subject it to fines and penalties and restrict it from conducting business. The application of these laws could affect the Company's liquidity and ability to pay dividends on its common shares and could restrict the Company's ability to expand its business operations through acquisitions involving the Company's insurance subsidiaries.

FAILURE TO COMPLY WITH INSURANCE LAWS AND REGULATIONS COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S BUSINESS.

The Company cannot assure that it has or can maintain all required licenses and approvals or that its business fully complies with the wide variety of applicable laws and regulations or the relevant authority's interpretation of the laws and regulations. In addition, some regulatory authorities have relatively broad discretion to grant, renew or revoke licenses and approvals. If the Company does not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, the insurance regulatory authorities could preclude or temporarily suspend the Company from carrying on some or all of its activities or monetarily penalize the Company. These types of actions could have a material adverse effect on the Company's business.

THE COMPANY'S HOLDING COMPANY STRUCTURE COULD PREVENT IT FROM PAYING DIVIDENDS ON ITS COMMON SHARES.

Group is a holding company whose most significant assets consist of the stock of its operating subsidiaries. Thus, the Company's ability to pay dividends on its common shares in the future may be dependent on the earnings and cash flows of the Company's subsidiaries and the ability of the subsidiaries to pay dividends or to advance or repay funds to Group. This ability is subject to general economic, financial, competitive, regulatory and other factors beyond the Company's control. Payment of dividends and advances and repayments from some of the Company's operating subsidiaries are regulated by U.S., state and foreign insurance laws and regulatory restrictions, including minimum solvency and liquidity thresholds. Accordingly, the Company's operating subsidiaries may not be able to pay dividends or advance or repay funds to Group in the future, which could prevent the Company from paying dividends or making other payments or distributions on its securities.

THE COMPANY MAY EXPERIENCE EXCHANGE LOSSES IF IT DOES NOT MANAGE ITS FOREIGN CURRENCY EXPOSURE PROPERLY.

The Company's functional currency is the United States dollar. However, the Company writes a portion of its business and receives a portion of its premiums in currencies other than United States dollars. The Company also maintains a portion of its investment portfolio in investments denominated in currencies other than United States dollars. Consequently, the Company may experience exchange losses if its foreign currency exposure is not properly managed or otherwise hedged. If the Company seeks to hedge its foreign currency exposure by using forward foreign currency exchange contracts or currency swaps, the Company will be subject to the risk that the counter parties to those arrangements will fail to perform, or that those arrangements will not precisely offset the Company's exposure.

IF U.S. TAX LAW CHANGES, THE COMPANY'S NET INCOME MAY BE REDUCED.

In the last few years, some members of Congress have expressed concern over a competitive advantage that foreign-controlled insurers and reinsurers may have over U.S.-controlled insurers and reinsurers due to the purchase of reinsurance by U.S. insurers from affiliates operating in some foreign jurisdictions, including Bermuda. Legislation has been proposed in Congress that might increase the U.S. tax burden on some of these transactions. The Company does not know whether this legislation or any similar legislation will ever be enacted into law. If it were enacted, the U.S. tax burden on some business ceded from the Company's licensed U.S. insurance subsidiaries to some offshore reinsurers could be increased. This could reduce the Company's net income.

Recently, some members of Congress have introduced legislation designed to curb the expatriation of U.S. corporations to low-tax jurisdictions, such as Bermuda, in transactions which leave a substantial percentage of the former U.S. corporation's activities in the U.S. and in which the former U.S. corporation has very little activity in its new home jurisdiction. At least one of these proposals would apply to corporations, such as the Company, which expatriated several years ago. The legislation, if adopted, would treat the Company as subject to tax in the United States as if it were a U.S. corporation. The Company does not know whether this legislation or any similar legislation will ever be enacted into law. If it were enacted and applied retroactively to the Company, the Company could become subject to U.S. taxes, which could reduce the Company's net income.

GROUP AND/OR BERMUDA RE MAY BE SUBJECT TO U.S. CORPORATE INCOME TAX, WHICH WOULD REDUCE THE COMPANY'S NET INCOME.

The income of Bermuda Re is a significant portion of the Company's worldwide income from operations. The Company has established guidelines for the conduct of its Bermuda operations that are designed to ensure that Bermuda Re is not engaged in the conduct of a trade or business in the United States. Based on its compliance with those guidelines, the Company believes that Bermuda Re should not be required to pay U.S. corporate income tax, other than withholding tax on U.S. source dividend income. However, if the IRS successfully contended that

Bermuda Re was engaged in a trade or business in the United States, Bermuda Re would be required to pay U.S. corporate income tax on any income that is subject to the taxing jurisdiction of the United States, and possibly the U.S. branch profits tax. Even if the IRS successfully contended that Bermuda Re was engaged in a U.S. trade or business, the U.S.-Bermuda tax treaty would preclude the IRS from taxing Bermuda Re's income except to the extent that its income were attributable to a permanent establishment maintained by that subsidiary. The Company does not believe that Bermuda Re has a permanent establishment in the United States or any material income attributable to a permanent establishment in the United States. If the IRS successfully contended that Bermuda Re did have income attributable to a permanent establishment in the United States, it would be subject to U.S. tax on that income.

The Company conducts its Barbados operations in a manner designed to minimize the Company's U.S. tax exposure. Based on the Company's compliance with guidelines designed to ensure that it generates only immaterial amounts, if any, of income that is subject to the taxing jurisdiction of the United States, the Company believes that it should be required to pay only immaterial amounts, if any, of U.S. corporate income tax, other than withholding tax on U.S. source dividend income. However, if the IRS successfully contended that the Company had material amounts of income that is subject to the taxing jurisdiction of the United States, the Company would be required to pay U.S. corporate income tax on that income, and possibly the U.S. branch profits tax. Even if the IRS successfully contended that the Company had material amounts of income that is subject to the taxing jurisdiction of the United States, the U.S.-Barbados tax treaty would preclude the IRS from taxing the Company's income, except to the extent that its income were attributable to a permanent establishment maintained in the United States. The Company does not believe that it has material amounts of income attributable to a permanent establishment in the United States. If the IRS successfully contended, however, that the Company did have income attributable to a permanent establishment in the United States, the Company would be subject to U.S. tax on that income. If Bermuda Re became subject to U.S. income tax on its income or if the Company became subject to U.S. income tax on more than immaterial amounts of income, the Company's income could also be subject to the U.S. branch profits tax. In that event, Group and Bermuda Re would be subject to taxation at a higher combined effective rate than if they were organized as U.S. corporations. The combined effect of the 35% U.S. corporate income tax rate and the 30% branch profits tax rate is a net tax rate of 54.5%. The imposition of these taxes would reduce the Company's net income.

HOLDERS OF THE COMPANY'S COMMON SHARES COULD BE SUBJECT TO U.S. TAXES ON UNDISTRIBUTED INCOME OF GROUP AND/OR BERMUDA RE.

U.S. holders of the Company's common shares generally will not be subject to any U.S. tax until they receive a distribution from Group or dispose of their common shares. However, special provisions of the U.S. Internal Revenue Code of 1986, which the Company refers to in this document as the Code, may apply to U.S. taxpayers who directly, indirectly or by attribution own 10% or more of the total combined voting power of all classes of share capital of Group and/or Bermuda Re. Under these provisions, those taxpayers generally will be required to include in their income their pro rata share of the income of Group and/or Bermuda Re as earned, even if not distributed. The Company has attempted to avoid having its shareholders become subject to these provisions by including in the Company's bye-laws provisions that limit the ownership of the common shares to levels that will not subject U.S. shareholders to U.S. tax on undistributed income under these provisions. Based on these bye-laws, the Company believes that its shareholders should not be subject to U.S. tax on undistributed income. In addition, special provisions of the Code apply to U.S. persons who are shareholders of a foreign insurance company and have related person insurance income allocated to them. Related person insurance income, often called RPII, is investment income and premium income derived from the direct or indirect insurance or reinsurance of the risk of:

   o any U.S. tax payer who directly or indirectly through foreign entities owns shares of a foreign insurance company; or

   o    any person related to a U.S. taxpayer meeting the above definition.

The RPII provisions of the Code could apply to U.S. taxpayers who directly, indirectly or by attribution own any shares of Bermuda Re if:

   o 25% or more of the value or voting power of the share capital of Bermuda Re is owned directly, indirectly or by attribution by U.S. taxpayers;

   o 20% or more of the value or voting power of the share capital of Bermuda Re is owned directly, indirectly or by attribution by U.S. taxpayers, or persons related to U.S. taxpayers, who are insured or reinsured by Bermuda Re; and

   o Bermuda Re has gross RPII equal to 20% or more of its gross insurance income.

The Company currently believes that less than 20% of the value or voting power of the share capital of Bermuda Re is owned directly, indirectly or by attribution by U.S. taxpayers insured or reinsured by it or persons related to those taxpayers, and/or that less than 20% of the gross insurance income of Bermuda Re for any taxable year will constitute RPII. However, if neither of these conditions is satisfied, since the Company's U.S. shareholders are treated by the Code as indirectly owning shares of Bermuda Re, they will be required to include in their income their pro rata share of Bermuda Re's RPII as earned, even if not distributed.

GAINS  RESULTING  FROM  THE  SALE  OF  THE  COMPANY'S   COMMON  SHARES  BY  U.S.
SHAREHOLDERS COULD BE TAXED IN THE U.S. AS DIVIDENDS.

Generally, a U.S. shareholder will realize capital gain or loss on the sale or exchange of the common shares. However, the IRS could contend that special provisions of the Code apply and that the amount of any gain equal to the Company's allocable untaxed earnings and profits should be taxed as a dividend. If the IRS successfully contended that those provisions apply to the Company, shareholders would be taxed on that amount of gain at the rates applicable to ordinary income rather than the lower rates applicable to long-term capital gains. Assuming that none of the Company's non- U.S. subsidiaries have any RPII, the Company believes that these provisions of the Code should not apply to the disposition of any common shares by a U.S. shareholder who holds less than 10% of the outstanding common shares.

THE ORGANIZATION FOR ECONOMIC COOPERATION AND DEVELOPMENT AND THE EUROPEAN UNION ARE CONSIDERING MEASURES THAT MIGHT INCREASE THE COMPANY'S TAXES AND REDUCE ITS NET INCOME.

The Organization for Economic Cooperation and Development and the European Union are considering measures to limit harmful tax competition. These measures are largely directed at counteracting the effects of tax havens and preferential tax regimes in countries around the world. If these measures are adopted by a substantial number of member countries and if either Bermuda or Barbados is considered to be engaged in harmful tax competition, the Company might be subject to additional taxes, which would reduce its net income. In May 2000, the government of Bermuda made commitments to the OECD that reduce the likelihood of its being considered a tax haven. In January 2002, the government of Barbados announced a similar agreement with the OECD.

GROUP AND/OR BERMUDA RE MAY BECOME SUBJECT TO BERMUDA TAX, WHICH WOULD REDUCE THE COMPANY'S NET INCOME.

Group and Bermuda Re currently are not subject to income or capital gains taxes in Bermuda. Both companies have received an assurance from the Bermuda Minister of Finance under The Exempted Undertakings Tax Protection Act 1966 of Bermuda to the effect that if any legislation is enacted in Bermuda that imposes any tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then that tax will not apply to them or to any of their operations or their shares, debentures or other obligations until March 28, 2016. This assurance does not prevent the application of any of those taxes to persons ordinarily resident in Bermuda and does not prevent the imposition of any tax payable in accordance with the provisions of The Land Tax Act of 1967 of Bermuda or otherwise payable in relation to any property leased to the Company. There are currently no procedures for extending these assurances. As a result, Group and Bermuda Re could be subject to taxes in Bermuda after March 28, 2016, which could reduce the Company's net income.

GROUP MAY BECOME SUBJECT TO BARBADOS TAX, WHICH WOULD REDUCE THE COMPANY'S NET INCOME.

Group has obtained an international business company license under the Barbados International Business Companies Act, 1991-24. Based on this license, Group is entitled to special tax benefits, including a preferred rate of tax on profits and gains and an exemption from withholding tax in respect of any dividends, interest, royalties, fees or management fees deemed to be paid to another international business company or to a person not resident in Barbados. Group has also obtained from the Ministry of Economic Development a fifteen year guarantee in accordance with Section 27 of the International Business Companies Act with respect to its continued eligibility for this preferred status. This guarantee is applicable until 2014 and is subject to negative resolution, which means that this guarantee can be revoked at any time. In addition, there are currently no procedures for extending this guarantee. As a result, Group could be ineligible for these benefits after that period, which could reduce the Company's net income.

THE COMPANY'S NET INCOME WILL BE REDUCED IF U.S. EXCISE AND WITHHOLDING TAXES ARE INCREASED.

Bermuda Re is subject to an excise tax on reinsurance and insurance premiums it collects with respect to risks located in the United States. In addition, Bermuda Re may be subject to withholding tax on dividend income from United States sources. These taxes could increase and other taxes could be imposed in the future on Bermuda re's business, which could reduce the Company's net income.

REGULATORY CHALLENGES IN THE UNITED STATES COULD ADVERSELY AFFECT THE ABILITY OF BERMUDA RE TO CONDUCT BUSINESS.

Bermuda Re does not intend to be licensed or admitted as an insurer or reinsurer in any U.S. jurisdiction. Under current law, Bermuda Re generally will be permitted to reinsure U.S. risks from its office in Bermuda without obtaining those licenses. However, the insurance and reinsurance regulatory framework has become subject to increased scrutiny. In the past, there have been congressional and other initiatives in the United States regarding increased supervision and regulation of the insurance industry, including proposals to supervise and regulate reinsurers domiciled outside the United States. If Bermuda Re were to become subject to any insurance laws of the United States or any U.S. state at any time in the future, it might be required to post deposits or maintain minimum surplus levels and might be prohibited from engaging in lines of business or from writing types of policies. Complying with those laws could have a material adverse effect on the Company's ability to conduct business in the Bermuda market.

BERMUDA RE MAY NEED TO BE LICENSED OR ADMITTED IN ADDITIONAL JURISDICTIONS TO DEVELOP ITS BUSINESS.

As Bermuda Re's business develops, it will monitor the need to obtain licenses in jurisdictions other than Bermuda in order to comply with applicable law or to be able to engage in additional insurance-related activities. In addition, Bermuda Re may be at a competitive disadvantage in jurisdictions where it is not licensed or does not enjoy an exemption from licensing relative to competitors that are so licensed or exempt from licensing. Bermuda Re may not be able to obtain any additional licenses that it determines are necessary or desirable. Furthermore, the process of obtaining those licenses is often costly and may take a long time.

BERMUDA RE'S ABILITY TO WRITE REINSURANCE MAY BE SEVERELY LIMITED IF IT IS UNABLE TO ARRANGE FOR SECURITY TO BACK ITS REINSURANCE.

Many jurisdictions do not permit insurance companies to take credit for reinsurance obtained from unlicensed or non-admitted insurers on their statutory financial statements without appropriate security. Bermuda Re's reinsurance clients typically require it to post a letter of credit or enter into other security arrangements. If Bermuda Re is unable to obtain or maintain a letter of credit facility on commercially acceptable terms or unable to arrange for other types of security, its ability to operate its business may be severely limited. If Bermuda Re defaults on any letter of credit that it obtains, it may be required to prematurely liquidate a substantial portion of its investment portfolio and other assets pledged as collateral.

SECURITY HOLDERS MAY NOT BE ABLE TO RECOVER DAMAGES FROM THE COMPANY AND SOME OF ITS DIRECTORS, OFFICERS AND EXPERTS NAMED IN THIS REPORT.

The Company is organized under the laws of Bermuda. Some of its directors and officers, as well as some of the experts named in this report, may reside outside the United States. A substantial portion of the Company's and their assets are or may be located in jurisdictions outside the United States. Security holders may not be able to effect service of process within the United States on directors and officers of the Company and those experts who reside outside the United States. Security holders also may not be able to recover against them or the Company on judgments of U.S. courts or to obtain original judgments against them or the Company in Bermuda courts, including judgments predicated upon civil liability provisions of the U.S. federal securities laws.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Reference is made to the sections captioned "Election of Directors", "Information Concerning Nominees", "Information Concerning Continuing Directors and Executive Officers" and "Compliance with Section 16(a) of the Exchange Act" in the Company's proxy statement for the 2002 Annual General Meeting of Shareholders, which will be filed with the Commission within 120 days of the close of the Company's fiscal year ended December 31, 2001 (the "Proxy Statement"), which sections are incorporated herein by reference.

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

REPORTS ON FORM 8-K

A report on Form 8-K dated December 7, 2001 was filed on December 7, 2001 reporting the Company's estimated loss associated with the bankruptcy of the Enron Corporation.

A report on Form 8-K dated February 19, 2002 was filed on February 19, 2002 reporting the Company's fourth quarter results and an increase in the dividend.

A report on Form 8-K dated February 27, 2002 was filed on February 27, 2002 reporting the completion of an offering of common shares pursuant to it Registration Statement on Form S-3 (File No. 333-72664), including the Prospectus, as supplemented, filed with the Securities and Exchange Commission on February 25, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 14, 2002.


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


/S/ JOSEPH V. TARANTO           Chairman and Chief Executive      March 14, 2002
---------------------------     Officer and Director
    Joseph V. Taranto           (Principal Executive Officer)

/S/ STEPHEN L. LIMAURO          Executive Vice President and      March 14, 2002
---------------------------     Chief Financial Officer
    Stephen L. Limauro          (Principal Financial and
                                Accounting Officer)

/S/ MARTIN ABRAHAMS             Director                          March 14, 2002
---------------------------
    Martin Abrahams

/S/ KENNETH J. DUFFY            Director                          March 14, 2002
---------------------------
    Kenneth J. Duffy

/S/ JOHN R. DUNNE               Director                          March 14, 2002
---------------------------
    John R. Dunne

/S/ THOMAS J. GALLAGHER         Director                          March 14, 2002
---------------------------
    Thomas J. Gallagher

/S/ WILLIAM F. GALTNEY, JR.     Director                          March 14, 2002
---------------------------
    William F. Galtney, Jr.

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


                                                                           Pages
                                                                           -----

EVEREST RE GROUP, LTD.

Reports of Independent Accountants on Financial Statements
 and Schedules                                                               F-2
                                                                             ---

Consolidated Balance Sheets at December 31, 2001 and 2000                    F-3
                                                                             ---

Consolidated Statements of Operations and Comprehensive Income
 for the years ended December 31, 2001, 2000 and 1999                        F-4
                                                                             ---

Consolidated Statements of Changes in Shareholders' Equity for
 the years ended December 31, 2001, 2000 and 1999                            F-5
                                                                             ---

Consolidated Statements of Cash Flows for the years ended
 December 31, 2001, 2000 and 1999                                            F-6
                                                                             ---

Notes to Consolidated Financial Statements                                   F-7
                                                                             ---

Schedules

I    Summary of Investments Other Than Investments in Related
      Parties at December 31, 2001                                           S-1
                                                                             ---

II   Condensed Financial Information of Registrant:
      Balance Sheets as of December 31, 2001 and 2000                        S-2
                                                                             ---
      Statements of Operations for the Years Ended December 31,
       2001, 2000 and 1999                                                   S-3
                                                                             ---
      Statements of Cash Flows for the Years Ended December 31,
       2001, 2000 and 1999                                                   S-4
                                                                             ---

III  Supplementary Insurance Information as of December 31, 2001 and
      2000 and for the years ended December 31, 2001, 2000 and 1999          S-5
                                                                             ---

IV   Reinsurance for the years ended December 31, 2001, 2000 and 1999        S-6
                                                                             ---

Schedules other than those listed above are omitted for the reason that they are not applicable or the information is otherwise contained in the Financial Statements.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Everest Re Group, Ltd.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Everest Re Group, Ltd. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



PricewaterhouseCoopers LLP
New York, New York
February 14, 2002, except for note 16
as to which the date is February 21, 2002

Part I - Item 1

                             EVEREST RE GROUP, LTD.
                           CONSOLIDATED BALANCE SHEETS
               (Dollars in thousands, except par value per share)

                                          December 31,      December 31,
                                          ------------      ------------
                                              2001              2000
                                          ------------      ------------
ASSETS:
Fixed maturities - available
 for sale, at market value
 (amortized cost: 2001,
 $5,288,860; 2000, $4,849,679)            $  5,461,584      $  4,951,893
Equity securities, at market
 value (cost: 2001, $66,357;
 2000, $22,340)                                 67,311            36,491
Short-term investments                         148,851           398,542
Other invested assets                           33,899            29,211
Cash                                            71,878            76,823
                                          ------------      ------------
   Total investments and cash                5,783,523         5,492,960

Accrued investment income                       83,088            77,312
Premiums receivable                            468,897           394,137
Reinsurance receivables                        895,061           508,998
Funds held by reinsureds                       149,969           161,350
Deferred acquisition costs                     130,709           106,638
Prepaid reinsurance premiums                    47,185            58,196
Deferred tax asset                             178,507           174,482
Other assets                                    59,221            39,022
                                          ------------      ------------
TOTAL ASSETS                              $  7,796,160      $  7,013,095
                                          ============      ============

LIABILITIES:
Reserve for losses and loss
 adjustment expenses                      $  4,278,267      $  3,786,178
Future policy benefit reserve                  238,753           206,589
Unearned premium reserve                       489,171           401,148
Funds held under reinsurance
 treaties                                      267,105           110,464
Losses in the course of payment                 89,492           102,167
Contingent commissions                           2,119             9,380
Other net payable to reinsurers                 66,462            60,564
Current federal income taxes                   (30,459)           (8,209)
8.5% Senior notes due 3/15/2005                249,694           249,615
8.75% Senior notes due 3/15/2010               199,077           199,004
Revolving credit agreement
 borrowings                                    105,000           235,000
Accrued interest on debt and
 borrowings                                     11,944            12,212
Other liabilities                              109,013            65,631
                                          ------------      ------------
   Total liabilities                         6,075,638         5,429,743
                                          ------------      ------------

Commitments and contingencies (Note 12)

SHAREHOLDERS' EQUITY:
Preferred shares, par value: $0.01;
 50 million shares authorized;
 no shares issued and outstanding                  -                 -
Common shares, par value: $0.01;
 200 million shares authorized;
 46.3 million shares issued in 2001
 and 46.0 million shares issued
 in 2000                                           463               460
Additional paid-in capital                     269,945           259,958
Unearned compensation                             (115)             (170)
Accumulated other comprehensive
 income, net of deferred income
 taxes of $40.8 million in 2001
 and $30.4 million in 2000                     113,880            72,846
Retained earnings                            1,336,404         1,250,313
Treasury shares, at cost; 0.0
 million shares in 2001 and 2000                   (55)              (55)
                                          ------------      ------------
  Total shareholders' equity                 1,720,522         1,583,352
                                          ------------      ------------
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                     $  7,796,160      $  7,013,095
                                          ============      ============

The accompanying notes are an integral part of the consolidated financial statements.

                             EVEREST RE GROUP, LTD.
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                (Dollars in thousands, except per share amounts)

                                         Years Ended December 31,
                                 -------------------------------------------
                                    2001            2000            1999
                                 -----------     -----------     -----------
REVENUES:
Premiums earned                  $ 1,467,477     $ 1,174,183     $ 1,071,451
Net investment income                340,441         301,493         252,999
Net realized capital
 (loss) gain                         (22,313)            807         (16,760)
Net derivative (expense)             (12,218)            -               -
Other income (expense)                28,158           3,341          (1,030)
                                 -----------     -----------     -----------
                                   1,801,545       1,479,824       1,306,660
                                 -----------     -----------     -----------

CLAIMS AND EXPENSES:
Incurred losses and
 loss adjustment expenses          1,209,517         884,616         771,570
Commission, brokerage,
 taxes and fees                      396,797         272,447         285,957
Other underwriting expenses           58,884          51,633          48,263
Non-recurring restructure
 expenses                                -               -             2,798
Interest expense on
 senior notes                         38,903          30,896             -
Interest expense on
 credit facility                       7,101           8,490           1,490
                                 -----------     -----------     -----------
                                   1,711,202       1,248,082       1,110,078
                                 -----------     -----------     -----------

INCOME BEFORE TAXES                   90,343         231,742         196,582

Income tax (benefit) expense          (8,675)         45,362          38,521
                                 -----------     -----------     -----------

NET INCOME                       $    99,018     $   186,380     $   158,061
                                 ===========     ===========     ===========

Other comprehensive income
 (loss), net of tax                   41,034          89,547        (202,219)
                                 -----------     -----------     -----------

COMPREHENSIVE INCOME (LOSS)      $   140,052     $   275,927     $   (44,158)
                                 ===========     ===========     ===========

PER SHARE DATA:
 Average shares
  outstanding (000's)                 46,174          45,873          48,509
 Net income per common
  share - basic                  $      2.14     $      4.06     $      3.26
                                 ===========     ===========     ===========

 Average diluted shares
  outstanding (000's)                 47,114          46,358          48,686
 Net income per common
  share - diluted                $      2.10     $      4.02     $      3.25
                                 ===========     ===========     ===========

The accompanying notes are an integral part of the consolidated financial statements.

                             EVEREST RE GROUP, LTD.
                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                (Dollars in thousands, except per share amounts)

                                          Years Ended December 31,
                                 -------------------------------------------
                                    2001            2000            1999
                                 -----------     -----------     -----------
COMMON SHARES (shares
 outstanding):
Balance, beginning of period      46,029,354      46,457,817      49,989,204
Issued during the period             239,661         220,157          17,400
Treasury shares acquired
 during the period                       -          (650,400)     (3,554,047)
Treasury shares reissued
 during the period                       -             1,780           5,260
                                 -----------     -----------     -----------
Balance, end of period            46,269,015      46,029,354      46,457,817
                                 ===========     ===========     ===========

COMMON SHARES (par value):
Balance, beginning of period     $       460     $       509     $       509
Retirement of common shares
 during the period                       -               (51)            -
Issued during the period                   3               2             -
                                 -----------     -----------     -----------
Balance, end of period                   463             460             509
                                 -----------     -----------     -----------

ADDITIONAL PAID IN CAPITAL:
Balance, beginning of period         259,958         390,912         390,559
Retirement of treasury shares
 during the period                       -          (138,546)            -
Common shares issued during
 the period                            9,987           7,594             317
Treasury shares reissued
 during period                           -                (2)             36
                                 -----------     -----------     -----------
Balance, end of period               269,945         259,958         390,912
                                 -----------     -----------     -----------

UNEARNED COMPENSATION:
Balance, beginning of period            (170)           (109)           (240)
Net increase (decrease)
 during the period                        55             (61)            131
                                 -----------     -----------     -----------
Balance, end of period                  (115)           (170)           (109)
                                 -----------     -----------     -----------

ACCUMULATED OTHER COMPREHENSIVE
 INCOME, NET OF DEFERRED INCOME
 TAXES:
Balance, beginning of period          72,846         (16,701)        185,518
Net increase (decrease)
 during the period                    41,034          89,547        (202,219)
                                 -----------     -----------     -----------
Balance, end of period               113,880          72,846         (16,701)
                                 -----------     -----------     -----------

RETAINED EARNINGS:
Balance, beginning of period       1,250,313       1,074,941         928,500
Net income                            99,018         186,380         158,061
Dividends declared ( $0.28 per
 share in 2001, $0.24 per
 share in 2000 and $0.24 per
 share in 1999)                      (12,927)        (11,008)        (11,620)
                                 -----------     -----------     -----------
Balance, end of period             1,336,404       1,250,313       1,074,941
                                 -----------     -----------     -----------

TREASURY SHARES AT COST:
Balance, beginning of period             (55)       (122,070)        (25,642)
Retirement of treasury
 shares during the period                -           138,399             -
Treasury shares acquired
 during period                           -           (16,426)        (96,551)
Treasury shares reissued
 during period                           -                42             123
                                 -----------     -----------     -----------
Balance, end of period                   (55)            (55)       (122,070)
                                 -----------     -----------     -----------
TOTAL SHAREHOLDERS' EQUITY,
 END OF PERIOD                   $ 1,720,522     $ 1,583,352     $ 1,327,482
                                 ===========     ===========     ===========

The accompanying notes are an integral part of the consolidated financial statements.

                             EVEREST RE GROUP, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                              Years Ended December 31,
                                    -------------------------------------------
                                       2001            2000            1999
                                    -----------     -----------     -----------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
Net income                          $    99,018     $   186,380     $   158,061
Adjustments to reconcile
 net income to net cash
 provided by operating
 activities net of effects
 from the purchase of
 subsidiaries:
 (Increase) in premiums
  receivable                            (76,342)       (102,802)        (36,179)
 Decrease in funds held by
  reinsureds, net                       167,593          29,135          23,007
 (Increase) decrease in
  reinsurance receivables              (388,131)        (69,160)        239,763
 (Increase) in deferred tax
  asset                                 (27,226)        (16,248)        (17,169)
 Increase (decrease) in
  reserve for losses and
  loss adjustment expenses              509,629           1,257        (133,706)
 Increase in future policy
  benefit reserve                        32,164             -               -
 Increase in unearned premiums           89,064          95,076          25,077
 (Increase) in other
  assets and liabilities                (13,760)        (22,780)        (67,106)
 Non cash compensation expense               55             (61)            131
 Accrual of bond discount/
  amortization of bond premium           (8,494)        (10,138)         (5,203)
 Amortization of underwriting
  discount on senior notes                  152             112             -
 Realized capital losses (gains)         22,312            (807)         16,760
                                    -----------     -----------     -----------
Net cash provided by operating
 activities                             406,034          89,964         203,436
                                    -----------     -----------     -----------

CASH FLOWS FROM INVESTING
 ACTIVITIES:
Proceeds from fixed maturities
 matured/called - available
 for sale                               454,389         191,850         205,669
Proceeds from fixed maturities
 sold - available for sale              757,825         764,432         665,873
Proceeds from equity securities
 sold                                    33,373          50,259          69,397
Proceeds from other invested
 assets sold                                305             -               181
Cost of fixed maturities
 acquired - available for sale       (1,699,010)     (1,762,183)       (990,369)
Cost of equity securities
 acquired                               (64,267)         (3,380)        (16,643)
Cost of other invested assets
 acquired                                (4,121)         (1,698)        (23,109)
Net sales (purchases) of
 short-term securities                  244,509        (256,421)        (38,200)
Net increase (decrease) in
 unsettled securities
 transactions                             1,832            (955)            (47)
Payment for purchase of
 subsidiaries, net of cash
 acquired                                   -           340,130             -
                                    -----------     -----------     -----------
Net cash (used in) investing
 activities                            (275,165)       (677,966)       (127,248)
                                    -----------     -----------     -----------

CASH FLOWS FROM FINANCING
 ACTIVITIES:
Acquisition of treasury
 shares net of reissuances                  -           (16,533)        (96,392)
Common shares issued during
 the period                               9,990           7,545             317
Dividends paid to shareholders          (12,927)        (11,008)        (11,620)
Proceeds from issuance of
 senior notes                               -           448,507             -
Borrowings on revolving
 credit agreement                        22,000         176,000          59,000
Repayments on revolving credit
 agreement                             (152,000)            -               -
                                    -----------     -----------     -----------
Net cash (used in) provided
 by financing activities               (132,937)        604,511         (48,695)
                                    -----------     -----------     -----------

EFFECT OF EXCHANGE RATE
 CHANGES ON CASH                         (2,877)         (1,913)         (4,592)
                                    -----------     -----------     -----------

Net (decrease) increase
 in cash                                 (4,945)         14,596          22,901
Cash, beginning of period                76,823          62,227          39,326
                                    -----------     -----------     -----------
Cash, end of period                 $    71,878     $    76,823     $    62,227
                                    ===========     ===========     ===========

Supplemental cash flow
 information
Cash transactions:
Income taxes paid, net              $    24,923     $    63,682     $    59,586
Interest paid                       $    46,120     $    27,169     $     1,384
Non-cash operating/
 investing transaction:
Shares received from
 demutualization                    $    25,921     $       -       $       -
Non-cash financing
 transaction:
Issuance of common shares           $        55     $       (61)    $       131

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

                             EVEREST RE GROUP, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 and 1999


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

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America. The statements include the following domestic and foreign direct and indirect subsidiaries of Group: Holdings, Everest Reinsurance (Bermuda), Ltd. ("Bermuda Re"), Everest International Reinsurance, Ltd. ("Everest International"), formerly AFC Re Ltd., Mt. McKinley Insurance Company ("Mt. McKinley"), formerly Gibraltar Casualty Company, Everest Global Services, Inc. ("Global Services"), Everest Advisors (Ireland) Limited, Everest Re Advisors, Ltd., Everest Reinsurance Company ("Everest Re"), Everest National Insurance Company ("Everest National"), Everest Indemnity Insurance Company ("Everest Indemnity"), Everest Re Holdings, Ltd. ("Everest Ltd."), Everest Security Insurance Company ("Everest Security"), formerly Southeastern Security Insurance Company, Everest Insurance Company of Canada ("Everest Canada"), Mt. McKinley Managers, L.L.C. ("Managers"), Workcare Southeast, Inc. ("Workcare Southeast"), Workcare Southeast of Georgia, Inc. ("Workcare Georgia") and Workcare, Inc. All amounts are reported in U.S. dollars.

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

B.  INVESTMENTS

Fixed maturity investments are all classified as available for sale. Unrealized appreciation and depreciation, as a result of temporary changes in market value during the period, are reflected in shareholders' equity, net of income taxes in "accumulated other comprehensive income". Equity securities are carried at market value with unrealized appreciation or depreciation, as a result of temporary changes in market value during the period, are reflected in shareholders' equity, net of income taxes in "accumulated other comprehensive income". Unrealized losses on fixed maturities and equity securities, which are deemed other than temporary, are charged to net income as realized capital losses. Short-term investments are stated at cost, which approximates market value. Realized gains or losses on sale of investments are determined on the basis of identified cost. For non-publicly traded securities, market prices are determined through the use of pricing models that evaluate securities relative to the U.S. Treasury yield curve, taking into account the issue type, credit quality and cash flow characteristics of each security. For publicly traded securities, market value is based on quoted market prices. Retrospective adjustments are employed to recalculate the values of loan-backed and asset-backed securities. Each acquisition lot is reviewed to recalculate the effective yield. The recalculated effective yield is used to derive a book value as if the new yield were applied at the time of acquisition. Outstanding principal factors from the time of acquisition to the adjustment date are used to calculate the prepayment history for all applicable securities. Conditional prepayment rates, computed with life to date factor histories and weighted average maturities, are used to affect the calculation of projected and prepayments for pass through security types. Other invested assets include limited partnerships and rabbi trusts. Limited partnerships are valued pursuant to the equity method of accounting, which management believes approximates market value. The Supplemental Retirement Plan rabbi trust is carried at market value, while the Deferred Compensation Plan rabbi trust and Supplemental Savings Plan rabbi trust are carried at cost, which approximates market value. Cash includes cash and bank time deposits with original maturities of ninety days or less.

C.  UNCOLLECTIBLE REINSURANCE BALANCES

The Company provides reserves for uncollectible reinsurance balances based on management's assessment of the collectibility of the outstanding balances. Such reserves were $34.4 million at December 31, 2001 and $27.9 million at December 31, 2000. See also Note 8.

D.  DEFERRED ACQUISITION COSTS

Acquisition costs, consisting principally of commissions and brokerage expenses and certain premium taxes and fees associated with the Company's reinsurance and insurance business incurred at the time a contract or policy is issued, are deferred and amortized over the period in which the related premiums are earned, generally one year. Deferred acquisition costs are limited to their estimated realizable value based on the related unearned premiums, anticipated claims and claim expenses and anticipated investment income. Deferred acquisition costs amortized to income were $23.2 million, $10.1 million and $12.4 million in 2001, 2000 and 1999, respectively.

The present value of in force annuity business is included in deferred acquisition costs. This value is amortized over the expected life of the business at the time of acquisition. The amortization each year will be a function of the gross profits each year in relation to the total gross profits expected over the life of the business, discounted at an assumed net credit rate.

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

F.  FUTURE POLICY BENEFIT RESERVE

Liabilities for future policy benefits on annuity policies are carried at their accumulated values. Reserves for policy benefits include both mortality and morbidity claims in the process of settlement and claims that have been incurred but not yet reported. Interest rate assumptions used to estimate liabilities for policy benefits range from 4.5% to 6.4%. Actual experience in a particular period may vary.

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

Annuity premiums are recognized as revenue over the premium-paying period of the policies.

H.  INCOME TAXES

Holdings and its wholly-owned subsidiaries file a consolidated U.S. federal income tax return. Group and its other subsidiaries, not included in Holdings' consolidated tax return, file separate company U.S. federal income tax returns, where required. Deferred income taxes have been recorded to recognize the tax effect of temporary differences between the financial reporting and income tax bases of assets and liabilities.

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

Net income per common share has been computed below, based upon weighted average common and dilutive shares outstanding.

(dollar values in thousands,
 except per share amounts)                   2001          2000          1999
                                           -------------------------------------
Net income (numerator)                     $  99,018     $ 186,380     $ 158,061
                                           =====================================
Weighted average common and
 effect of dilutive shares
 used in the computation of
 net income per share:
 Weighted average shares
  outstanding - basic
  (denominator)                               46,174        45,873        48,509
  Effect of dilutive shares                      940           485           177
                                           -------------------------------------
 Weighted average shares
  outstanding - diluted
  (denominator)                               47,114        46,358        48,686
                                           =====================================
Net income per common share:
  Basic                                    $    2.14     $    4.06     $    3.26
  Diluted                                  $    2.10     $    4.02     $    3.25

Options to purchase 15,000 common shares at prices ranging from $46.09 to $64.97 per share and 1,339,451 common shares at prices ranging from $23.94 to $39.16 per share were outstanding at the end of 2000 and 1999, respectively, but were not included in the computation of earnings per diluted share for the respective years because the options' exercise price was greater than the average market price of the common shares at the end of such years. All options to purchase common shares at the end of 2001 were included in the computation of earnings per diluted share because the average market price of the common shares was greater than the options' exercise price at the end of 2001. The options, which expire on or between October 6, 2005 and September 21, 2011, were still outstanding at the end of 2001.

K.  UNUSUAL LOSS EVENTS

As a result of the terrorist attacks at the World Trade Center, the Pentagon and on various airlines on September 11, 2001 (collectively the "September 11 attacks"), the Company incurred pre-tax losses, based on an estimate of ultimate exposure developed through a review of its coverages, which totaled $213.2 million gross of reinsurance and $55.0 million net of reinsurance. Associated with this reinsurance were $60.0 million of pre-tax charges, predominantly from adjustment premiums, resulting in a total pre-tax loss from the September 11 attacks of $115.0 million. After tax recoveries relating specifically to this unusual loss event, the net loss from the September 11 attacks totaled $75.0 million. Over 90% of the losses ceded were to treaties, where the reinsurers' obligations are secured, which the Company believes eliminates material reinsurance collection risk.

As a result of the Enron bankruptcy in 2001, the Company has incurred losses, after-tax and net of reinsurance, amounting to $25.0 million. This unusual loss reflects all of the Company's exposures to this event, including underwriting, credit and investment.

L.  ACQUISITIONS

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

                                                 Years ended December 31,
                                           -------------------------------------
                                               2000                     1999
(dollars in thousands,
 except per share amounts)                             (Unaudited)
                                           -------------------------------------
Revenues                                   $ 1,499,490               $ 1,336,672
Net income                                 $   188,964               $    82,919
Basic earnings per share                   $      4.12               $      1.71
Diluted earnings per share                 $      4.08               $      1.70

The Company also completed two additional acquisitions during 2000, Everest Security, a United States property and casualty company, whose primary business is non-standard auto and Everest International, a Bermuda based life and annuity company. The combined purchase price of the acquisitions was approximately $27.0 million. Goodwill of $3.0 million and $0.0 million for Everest Security and Everest International, respectively, was generated as a result of these acquisitions and both were recorded using the purchase method of accounting.

M.  SEGMENTATION

The  Company,  through  its  subsidiaries,   operates  in  five  segments:  U.S.
Reinsurance, U.S. Insurance, Specialty Underwriting, International and Bermuda. See also Note 15.

N.  CODIFICATION

The NAIC has published a codification of statutory accounting principles, which has been adopted by the states of domicile of the Company's U.S. operating subsidiaries with an effective date of January 1, 2001. On January 1, 2001, significant changes to the statutory-basis of accounting became effective. The cumulative effect of these changes has been recorded as a direct adjustment to statutory surplus. See also Note 11C.

O.  DERIVATIVES

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires that all derivative instruments be recognized as either assets or liabilities on the balance sheet and measured at their fair value. Gains or losses from changes in the derivative values are accounted for based on how the derivative is used and whether it qualifies for hedge accounting.

P.  FUTURE APPLICATION OF ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 142, "Goodwill and Other Intangible Assets". SFAS 142 establishes new accounting and reporting standards for acquired goodwill and other intangible assets. It requires that an entity determine if the goodwill or other intangible asset has an indefinite useful life or a finite useful life. Those with indefinite useful lives will not be subject to amortization and must be tested annually for impairment. Those with finite useful lives will be subject to amortization and must be tested annually for impairment. This statement is effective for all fiscal quarters of all fiscal years beginning after December 15, 2001. The implementation of this statement will not have a material impact on the financial position, results of operations or cash flows of the Company.

2.  INVESTMENTS

The amortized cost, market value, and gross unrealized appreciation and depreciation of fixed maturity investments and equity securities are presented in the tables below:

(dollar values in thousands)     Amortized      Unrealized      Unrealized        Market
                                    Cost       Appreciation    Depreciation       Value
                                ----------------------------------------------------------
As of December 31, 2001
Fixed maturities - available
 for sale
 U.S. Treasury securities
  and obligations of U.S.
  government agencies
  and corporations              $   114,814     $    5,243      $      127     $   119,930
 Obligations of U.S. states
  and political subdivisions      1,762,867         78,427           2,768       1,838,526
 Corporate securities             2,254,674         77,643          39,516       2,292,801
 Mortgage-backed securities         701,175         28,260             790         728,645
 Foreign government securities      194,920         18,145             123         212,942
 Foreign corporate securities       260,410         10,191           1,861         268,740
                                ----------------------------------------------------------
Total fixed maturities          $ 5,288,860     $  217,909      $   45,185     $ 5,461,584
                                ==========================================================
Equity securities               $    66,357     $    1,393      $      439     $    67,311
                                ==========================================================

As of December 31, 2000
Fixed maturities - available
 for sale
 U.S. Treasury securities
  and obligations of U.S.
  government agencies and
  corporations                  $   133,053     $    4,777       $      -      $   137,830
 Obligations of U.S. states
  and political subdivisions      1,514,099         85,261             423       1,598,937
 Corporate securities             1,900,375         41,805          73,849       1,868,331
 Mortgage-backed securities         799,651         22,003             507         821,147
 Foreign government securities      212,668         17,137             187         229,618
 Foreign corporate securities       289,833          7,735           1,538         296,030
                                ----------------------------------------------------------
Total fixed maturities          $ 4,849,679     $  178,718       $  76,504     $ 4,951,893
                                ==========================================================
Equity securities               $    22,340     $   14,178       $      27     $    36,491
                                ==========================================================

The amortized cost and market value of fixed maturities are shown in the following table by contractual maturity. Mortgage-backed securities generally are more likely to be prepaid than other fixed maturities. As the stated maturity of such securities may not be indicative of actual maturities, the total for mortgage-backed securities is shown separately.

                                                        December 31, 2001,
                                                   ----------------------------
                                                    Amortized          Market
(dollar values in thousands)                           Cost            Value
                                                   ----------------------------
Fixed maturities - available for sale
  Due in one year or less                          $    82,645      $    83,908
  Due after one year through five years              1,047,584        1,096,414
  Due after five years through ten years             1,545,389        1,594,665
  Due after ten years                                1,912,067        1,957,952
  Mortgage-backed securities                           701,175          728,645
                                                   ----------------------------
Total                                              $ 5,288,860      $ 5,461,584
                                                   ============================

Proceeds from sales of fixed maturity investments during 2001, 2000 and 1999 were $757.8 million, $764.4 million and $665.9 million, respectively. Gross gains of $19.3 million, $9.3 million and $0.9 million and gross losses of $46.0 million, $27.8 million and $28.5 million were realized on those fixed maturity sales during 2001, 2000 and 1999, respectively. Proceeds from sales of equity security investments during 2001, 2000 and 1999 were $33.3 million, $50.3 million and $69.4 million, respectively. Gross gains of $13.4 million, $21.0 million and $16.3 million and gross losses of $0.1 million, $1.7 million and $5.4 million were realized on those equity sales during 2001, 2000 and 1999, respectively.

The changes in net unrealized gains (losses) of investments of the Company are derived from the following sources:

                                              Years Ended December 31,
                                      ----------------------------------------
(dollar values in thousands)             2001           2000           1999
                                      ----------------------------------------
Increase (decrease) during
 the period between the
 market value and cost of
 investments carried at
 market value, and deferred
 tax thereon:
  Equity securities                   $  (13,197)    $  (26,318)    $  (14,018)
  Fixed maturities                        70,511        157,560       (304,872)
  Other invested assets                       20             24            (42)
  Deferred taxes                         (12,550)       (40,288)       111,626
                                      ----------------------------------------
Increase (decrease) in
 unrealized appreciation,
 net of deferred taxes,
 included in shareholders'
 equity                               $   44,784     $   90,978     $ (207,306)
                                      ========================================

The components of net investment income are presented in the table below:

                                              Years Ended December 31,
                                      ----------------------------------------
(dollar values in thousands)             2001           2000           1999
                                      ----------------------------------------
Fixed maturities                      $  358,980     $  302,094     $  256,067
Equity securities                            895          1,198          3,796
Short-term investments                     7,562          9,968          3,702
Other interest income                      4,132          3,145          1,652
                                      ----------------------------------------
Total gross investment income            371,569        316,405        265,217
                                      ----------------------------------------
Interest on funds held                    11,463         11,316          9,133
Interest credited to future
 policy benefit reserves                  14,557             -              -
Other investment expenses                  5,108          3,596          3,085
                                      ----------------------------------------
Total investment expenses                 31,128         14,912         12,128
                                      ----------------------------------------
Total net investment income           $  340,441     $  301,493     $  252,999
                                      ========================================


The components of realized capital (losses) gains are presented in the table below:

                                              Years Ended December 31,
                                      ----------------------------------------
(dollar values in thousands)             2001           2000           1999
                                      ----------------------------------------
Fixed maturities                      $  (35,645)    $  (18,402)    $  (27,615)
Equity securities                         13,326         19,261         10,836
Short-term investments                         6            (52)            19
                                      ----------------------------------------
Total                                 $  (22,313)    $      807     $  (16,760)
                                      ========================================

The net realized capital losses for 2001 include $9.0 million relating to write-downs in the value of securities deemed to be other than temporary.

Securities with a carrying value amount of $260.9 million at December 31, 2001 were on deposit with various state or governmental insurance departments in compliance with insurance laws.

During 2001, the Company sold five European put options based on the Standard & Poor's 500 ("S & P 500") index for total consideration, net of commission, of $16.9 million. These contracts each have a single exercise date with maturities ranging from 18 to 30 years and strike prices ranging from $1,141.21 to $1,540.63. No amounts would be payable under these contracts if the S & P 500 index is at or above the strike price on the exercise dates. If the S & P 500 index is lower than the strike price on the applicable exercise date, the amount due would vary proportionately with the percentage the index was below the strike price. Based on historical index values and trends, the Company estimates the probability for each contract of the S & P index being below the strike price on the exercise date ranges from .03% to 1.4%. The theoretical maximum payouts under the contracts would occur if on each of the exercise dates the S & P 500 index value were zero. The present value of these theoretical maximum payouts using a 6% discount factor is $133.8 million.

During 2000, the Company entered into three credit swap derivative contracts which provide credit default protection on a portfolio of referenced securities. Due to changing credit market conditions and defaults, the Company recorded net losses from these contracts of $13.7 million in 2001 to reflect them at fair value, with the 2001 losses principally attributable to the Company's exposure to the Enron bankruptcy. As of December 31, 2001, the remaining maximum net loss exposure under these contracts is $6.6 million.

The Company's position in these contracts is unhedged and is accounted for as derivatives in accordance with SFAS 133. Accordingly, these contracts are carried at fair value with changes in fair value recorded in the statement of operations.

3.  RESERVE FOR LOSSES AND LAE

Activity in the reserve for losses and LAE is summarized as follows:

                                              Years Ended December 31,
                                     -------------------------------------------
(dollar values in thousands)            2001            2000            1999
                                     -------------------------------------------
Reserves at January 1                $ 3,786,178     $ 3,646,992     $ 3,800,041
 Less reinsurance recoverables           488,824         727,780         915,741
                                     -------------------------------------------
 Net balance at January 1              3,297,354       2,919,212       2,884,300
                                     -------------------------------------------
Incurred related to:
 Current year                          1,209,470         876,829         806,930
 Prior years                                  47           7,787         (35,360)
                                     -------------------------------------------
  Total incurred losses
   and LAE                             1,209,517         884,616         771,570
                                     -------------------------------------------
Paid related to:
 Current year  (1)                       393,958        (166,955)        252,407
 Prior years                             718,106         673,429         484,251
                                     -------------------------------------------
  Total paid losses and LAE            1,112,064         506,474         736,658
                                     -------------------------------------------
Net balance at December 31             3,394,807       3,297,354       2,919,212
 Plus reinsurance recoverables           883,460         488,824         727,780
                                     -------------------------------------------
  Balance at December 31             $ 4,278,267     $ 3,786,178     $ 3,646,992
                                     ===========================================

-----------
(1) Current year paid losses for 2000 are net of ($483,789) resulting from the acquisition of Mt. McKinley.

Prior year incurred losses increased by $7.8 million in 2000 and decreased by $35.4 million in 1999. These changes were the result of normal reserve development inherent in the uncertainty in establishing loss and LAE reserves, as well as the impact of foreign exchange rate fluctuations on loss reserves and, for 1999, changes in the Company's coinsurance in connection with stop loss reinsurance protection provided by Mt. McKinley at the time of the Company's IPO of ($6.0) million. Although coverage remains under this reinsurance, the acquisition of Mt. McKinley causes the financial impact of any cessions under this reinsurance to eliminate in consolidation. See also Note 1L.

Activity in the reserve for future policy benefits is summarized as follows:

                                                Years Ended December 31,
                                      ----------------------------------------
(dollar values in thousands)             2001           2000           1999
                                      ----------------------------------------
Balance at beginning of year          $  206,589     $       -      $       -
Liabilities assumed                       42,439        206,589             -
Adjustments to reserves                   10,802             -              -
Benefits paid in the current year        (21,077)            -              -
                                      ----------------------------------------
Balance at end of year                $  238,753     $  206,589     $       -
                                      ========================================

4.  CREDIT LINE

On December 21, 1999, Holdings entered into a three-year senior revolving credit facility with a syndicate of lenders (the "Credit Facility"). First Union National Bank is the administrative agent for the Credit Facility. The Credit Facility is used for liquidity and general corporate purposes. The Credit Facility provides for the borrowing of up to $150.0 million with interest at a rate selected by the Company equal to either (1) the Base Rate (as defined below) or (2) an adjusted London InterBank Offered Rate ("LIBOR") plus a margin. The Base Rate is the higher of the rate of interest established by First Union National Bank from time to time as its prime rate or the Federal Funds rate plus 0.5% per annum. On December 18, 2000, the Credit Facility was amended to extend the borrowing limit to $235.0 million for a period of 120 days, after which time the limit reverted to $150.0 million. The amount of margin and the fees payable for the Credit Facility depend upon Holdings' senior unsecured debt rating. Group has guaranteed all of Holdings' obligations under the Credit Facility.

The Credit Facility agreement requires the Company to maintain a debt to capital ratio of not greater than 0.35 to 1, Holdings to maintain a minimum interest coverage ratio of 2.5 to 1 and Everest Re to maintain statutory surplus at $850.0 million plus 25% of future aggregate net income and 25% of future aggregate capital contributions.

As of December 31, 2001 and 2000, Holdings had outstanding borrowings under the Credit Facility of $105.0 million and $235.0 million, respectively. Interest expense incurred in connection with these borrowings was $7.1 million, $8.5 million and $1.5 million for the periods ending December 31, 2001, December 31, 2000 and December 31, 1999, respectively.


5.  SENIOR NOTES

On March 14, 2000, Holdings completed public offerings of $200.0 million principal amount of 8.75% senior notes due March 15, 2010 and $250.0 million principal amount of 8.5% senior notes due March 15, 2005. During 2000, the net proceeds of these offerings and additional funds were distributed by Holdings to Group. Approximately $250.0 million of the distributions were used by Group to capitalize Bermuda Re. Interest expense incurred in connection with these senior notes was $38.9 million and $30.9 million for the periods ending December 31, 2001 and December 31, 2000, respectively.

6.  OPERATING LEASE AGREEMENTS

The future minimum rental commitments, exclusive of cost escalation clauses, at December 31, 2001 for all of the Company's operating leases with remaining non-cancelable terms in excess of one year are as follows:

                                           -------------------------------------
                                                (dollar values in thousands)
                                           -------------------------------------
                                           2002                        $   4,509
                                           2003                            4,558
                                           2004                            4,498
                                           2005                            4,078
                                           2006                            4,021
                                           Thereafter                     15,560
                                           -------------------------------------
                                           Net commitments             $  37,224
                                          ======================================

All of these leases, the expiration terms of which range from 2002 to 2010, are for the rental of office space. Rental expense, net of sublease rental income, was $5.8 million, $4.5 million and $4.2 million for 2001, 2000 and 1999, respectively.

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

With the exception of Group and its Bermuda subsidiaries, all the income of the U.S. subsidiaries is subject to the applicable federal, state and local taxes on corporations. The provision for federal income taxes in the consolidated statement of income has been calculated based on the individual income of each subsidiary. It reflects the permanent differences between financial and taxable income relevant to each subsidiary. The significant components of the provision are as follows:

                                                  Years Ended December 31,
                                          ----------------------------------------
(dollar values in thousands)                 2001           2000           1999
                                          ----------------------------------------
Current tax:
 U.S.                                     $      (46)    $   62,941     $   53,076
 Foreign                                       5,938           (289)         2,615
                                          ----------------------------------------
  Total current tax                            5,892         62,652         55,691
Total deferred U.S. tax (benefit)            (14,567)       (17,290)       (17,170)
                                          ----------------------------------------
  Total income tax (benefit) provision    $   (8,675)    $   45,362     $   38,521
                                          ========================================

Because Group and certain subsidiaries are not expected to be subject to U.S. tax, and some other subsidiaries derive tax-preferenced income, the effective tax rate for the Company's U.S. operations is less than the statutory U.S.

federal tax rate. A reconciliation of this rate to the Company's effective tax rate is as follows:

                                                   Years Ended December 31,
                                             -----------------------------------
                                              2001         2000            1999
                                             -----------------------------------
Federal income tax rate                        35.0%        35.0%           35.0%
Increase (reduction) in taxes
 resulting from:
 Tax preferenced income                       (30.8)       (12.9)          (17.5)
 Income not subject to U.S. tax               (26.2)        (4.4)             -
 Other, net                                    12.4          1.8             2.1
                                             -----------------------------------
 Effective tax rate                            (9.6)%       19.5%           19.6%
                                             ===================================

Deferred income taxes reflect the tax effect of the temporary differences between the value of assets and liabilities for financial statement purposes and such values as measured by the U.S. tax laws and regulations. The principal items making up the net deferred income tax asset are as follows:

                                                          December 31,
                                                    --------------------------
(dollar values in thousands)                           2001            2000
                                                    --------------------------
Deferred tax assets:
 Reserve for losses and LAE                         $  226,532      $  188,364
 Unearned premium reserve                               29,765          24,007
 Foreign currency translation                            6,848           4,670
 Net operating loss and foreign
  tax credit carryforwards                              21,159          22,514
 Other assets                                               -            2,360
                                                    --------------------------
Total deferred tax assets                              284,304         241,915
                                                    --------------------------
Deferred tax liabilities:
 Deferred acquisition costs                             40,232          32,367
 Net unrealized appreciation
  of investments                                        64,568          35,066
 Other liabilities                                         997              -
                                                    --------------------------
Total deferred tax liabilities                         105,797          67,433
                                                    --------------------------
Net deferred tax assets                             $  178,507      $  174,482
                                                    ==========================

The Company's U.S. subsidiaries have total net operating loss carryforwards of $43.6 million that expire during years 2002 - 2021. Management believes that it is more likely than not that the Company will realize the benefits of its net deferred tax assets and, accordingly, no valuation allowance has been recorded for the periods presented.

Tax benefits of $3.4 million related to compensation expense deductions for stock options exercised in 2001 are reflected in the change in shareholders' equity in "additional paid in capital".

8.  REINSURANCE

The Company utilizes reinsurance agreements to reduce its exposure to large claims and catastrophic loss occurrences. These agreements provide for recovery from reinsurers of a portion of losses and loss expenses under certain circumstances without relieving the insurer of its obligation to the policyholder. Losses and LAE incurred and earned premiums are after deduction for reinsurance. In the event reinsurers were unable to meet their obligations under reinsurance agreements, the Company would not be able to realize the full value of the reinsurance recoverable balances. The Company may hold partial collateral, including letters of credit, under these agreements. See also Note 1(C).

The Company purchases corporate level retrocessions covering the potential accumulation of all exposures. For 1999, the Company purchased an accident year aggregate excess of loss retrocession agreement which provided up to $175.0 million of coverage if Everest Re's consolidated statutory basis accident year loss ratio exceeded a loss ratio attachment point provided in the contract for the 1999 accident year. During 2000 and 2001, the Company ceded $70.0 million and $105.0 million of losses, respectively, to this cover, reducing the limit available under the contract to $0.0 million. For 2001, the Company purchased an accident year aggregate excess of loss retrocession agreement which provided up to $175.0 million of coverage if Everest Re's consolidated statutory basis accident year loss ratio exceeded a loss ratio attachment point provided in the contract for the 2001 accident year. During 2001, the Company ceded $164.0 million of losses to this cover, reducing the limit available under the contract to $11.0 million.

In addition, the Company has coverage under an aggregate excess of loss reinsurance agreement provided by Prudential Property and Casualty Insurance Company of Indiana ("Prupac"), a wholly-owned subsidiary of The Prudential, in connection with the Company's acquisition of Mt. McKinley in September 2000. This agreement covers 80% or $160 million of the first $200 million of any adverse loss reserve development on the carried reserves of Mt. McKinley at the date of acquisition and reimburses the Company as such losses are paid by the Company. There were $22.2 million of cessions under this reinsurance at December 31, 2001, reducing the limit available under the contract to $137.8 million.

In connection with the Mt. McKinley acquisition, Prupac also provided excess of loss reinsurance for 100% of the first $8.5 million of loss with respect to certain of Mt. McKinley's retrocessions and potentially uncollectible reinsurance coverage. There were $2.5 million and $3.6 million of cessions under this reinsurance during the periods ending December 31, 2000 and 2001, respectively, reducing the limit available under the contract to $2.4 million.

Written and earned premiums are comprised of the following:

                                              Years Ended December 31,
                                     -------------------------------------------
(dollar values in thousands)            2001            2000            1999
                                     -------------------------------------------
Written premium:
  Direct                             $   438,837     $   224,606     $    70,473
  Assumed                              1,435,804       1,161,004       1,071,344
  Ceded                                 (314,499)       (166,704)        (46,248)
                                     -------------------------------------------
  Net written premium                $ 1,560,142     $ 1,218,906     $ 1,095,569
                                     ===========================================
Earned premium:
  Direct                             $   380,178     $   139,413     $    73,822
  Assumed                              1,412,734       1,156,297       1,042,921
  Ceded                                 (325,435)       (121,527)        (45,292)
                                     -------------------------------------------
  Net earned premium                 $ 1,467,477     $ 1,174,183     $ 1,071,451
                                     ===========================================

The amounts deducted from losses and LAE incurred for net reinsurance recoveries were $486.3 million, $161.6 million and $7.4 million for the years ended December 31, 2001, 2000 and 1999, respectively. The net reinsurance recoveries for 1999 were impacted by cessions to stop loss reinsurance provided by Mt. McKinley at the time of the Company's IPO.

As of December 31, 2001, the Company carried as an asset $895.1 million in reinsurance receivables with respect to losses ceded. Of this amount, $339.0 million, or 37.9%, was receivable from subsidiaries of London Reinsurance Group ("London Life") and $145.0 million, or 16.2%, was receivable from Continental Insurance Company ("Continental"). As of December 31, 2000, the Company carried as an asset $509.0 million in reinsurance receivables with respect to losses ceded. Of this amount, $145.0 million, or 28.5%, was receivable from Continental Insurance Company ("Continental") and $70.0 million, or 13.8%, was receivable from subsidiaries of London Reinsurance Group ("London Life"). No other retrocessionaire accounted for more than 5% of the Company's receivables.

The Company's arrangements with London Life and Continental are managed on a funds held basis, which means that the Company has not released premium payments to the retrocessionaire but rather retains such payments to secure obligations of the retrocessionaire, records them as a liability, credits interest on the balances and reduces the liability account as payments become due. As of December 31, 2001, such funds had reduced the Company's net exposure to London Life to $158.9 million, 100% of which has been secured by letters of credit, and its exposure to Continental to $67.9 million. As of December 31, 2000, such funds had reduced the Company's net exposure to Continental to $74.4 million, and its exposure to London Life to $33.5 million, 100% of which has been secured by letters of credit.

9.  COMPREHENSIVE INCOME

The components of comprehensive income for the periods ending December 31, 2001, 2000 and 1999 are shown in the following table:

(dollar values in thousands)               2001           2000           1999
                                        ----------------------------------------
Net income                              $   99,018     $  186,380     $  158,061
                                        ----------------------------------------
Other comprehensive income,
 before tax:
 Foreign currency translation
  adjustments                               (5,931)        (2,202)         7,824
 Unrealized gains (losses) on
  securities arising during
  the period                                35,021        131,822       (302,172)
 Less: reclassification adjustment
  for realized losses (gains)
  included in net income                    22,313           (807)        16,760
                                        ----------------------------------------
Other comprehensive income
 (loss), before tax                         51,403        128,813       (311,108)
                                        ----------------------------------------
Income tax expense (benefit)
 related to items of other
 comprehensive income:
 Tax (benefit) expense from
  foreign currency translation              (2,181)          (771)         2,737
 Tax expense (benefit) from
  unrealized gains (losses)
  arising during the period                  7,039         40,319       (105,760)
 Tax (benefit) expense from
  realized (losses) gains
  included in net income                    (5,511)           282         (5,866)
                                        ----------------------------------------
Income tax expense (benefit)
 related to items of other
 comprehensive income:                      10,369         39,266       (108,889)

Other comprehensive income
 (loss), net of tax                         41,034         89,547       (202,219)
                                        ----------------------------------------
Comprehensive income (loss)             $  140,052     $  275,927     $  (44,158)
                                        ========================================

The following table shows the components of the change in accumulated other comprehensive income for the years ending December 31, 2001 and 2000.

(dollar values in thousands)                       2001                      2000
                                          ------------------------------------------------
Beginning balance of accumulated
 other comprehensive income                            $  72,846                 $ (16,701)
                                                       ---------                 ---------

Beginning balance of foreign
 currency translation adjustments         $  (8,434)                $  (7,003)
Current period change in foreign
 currency translation adjustments            (3,750)      (3,750)      (1,431)      (1,431)
                                          ------------------------------------------------
Ending balance of foreign currency
 translation adjustments                    (12,184)                   (8,434)
                                          ---------                 ---------

Beginning balance of unrealized
 gains on securities                         81,280                    (9,698)
Current period change in
 unrealized gains on securities              44,784       44,784       90,978       90,978
                                          ------------------------------------------------
Ending balance of unrealized
 gains on securities                        126,064                    81,280
                                          ---------                 ---------

Current period change in
 accumulated other
 comprehensive income                                     41,034                    89,547
                                                       ---------                 ---------

Ending balance of accumulated
 other comprehensive income                            $ 113,880                 $  72,846
                                                       =========                 =========

10. EMPLOYEE BENEFIT PLANS

The Company maintains both a qualified and a non-qualified defined benefit pension plan for its U.S. employees. Generally, the Company computes the benefits based on average earnings over a period prescribed by the plans and credited length of service. The Company has not been required to fund contributions to its qualified defined benefit pension plan for the years ended December 31, 2001 and 2000 because the Company's qualified plan was subject to the full funding limitation under the Internal Revenue Service guidelines. The Company's non-qualified defined benefit pension plan, effected in October 1995, provides compensating pension benefits for participants whose benefits have been curtailed under the qualified plan due to Internal Revenue Code limitations. Although not required under Internal Revenue Service guidelines, the Company contributed $0.3 million and $0.9 million to the qualified and non-qualified plans respectively in 2001. The change in the accumulated pension benefit obligation for 2001 reflects the net effect of amendments made to the plans as a result of the Economic Growth and Tax Relief Reconciliation Act of 2001. Pension expense for the Company's plans for the years ended December 31, 2001, 2000 and 1999 were $1.6 million, $1.0 million and $1.5 million, respectively.

The following table summarizes the status of these plans:

                                                    Years Ended December 31,
                                                    ------------------------
(dollar values in thousands)                           2001          2000
                                                    ------------------------
Change in projected benefit obligation:
 Benefit obligation at beginning of year            $   24,572     $  22,060
 Service cost                                            1,398         1,351
 Interest cost                                           1,921         1,628
 Change in accumulated benefit obligation                   36            -
 Actuarial gain (loss)                                   3,786          (252)
 Benefits paid                                            (311)         (215)
                                                    ------------------------
 Benefit obligation at end of year                      31,402        24,572
                                                    ------------------------

Change in plan assets:
 Fair value of plan assets at beginning of year         20,200        21,375
 Actual return on plan assets                             (250)         (960)
 Actual contributions during the year                    1,229            -
 Benefits paid                                            (311)         (215)
                                                    ------------------------
 Fair value of plan assets at end of year               20,868        20,200
                                                    ------------------------
 Funded status                                         (10,534)       (4,372)
 Unrecognized prior service cost                           924         1,034
 Unrecognized net loss (gain)                            4,099        (1,820)
                                                    ------------------------
 (Accrued) pension cost                             $   (5,511)    $  (5,158)
                                                    ========================

Plan assets are comprised of shares in investment trusts with approximately 64% and 36% of the underlying assets consisting of equity securities and fixed maturities, respectively.

Net periodic pension cost included the following components:

                                           Years Ended December 31,
                                    -------------------------------------
(dollar values in thousands)           2001          2000          1999
                                    -------------------------------------
Service cost                        $   1,397     $   1,351     $   1,476
Interest cost                           1,921         1,628         1,532
Expected return on assets              (1,905)       (1,915)       (1,625)
Amortization of net loss
 (gain) from earlier periods               21          (225)            6
Amortization of unrecognized
 prior service cost                       147           147           147
                                    -------------------------------------
Net periodic pension cost           $   1,582     $     986     $   1,536
                                    =====================================

The weighted average discount rates used to determine the actuarial present value of the projected benefit obligation for 2001, 2000 and 1999 are 7.0%, 7.5% and 7.5%, respectively. The rate of compensation increase used to determine the actuarial present value of the projected benefit obligation for 2001, 2000 and 1999 is 4.50%. The expected long-term rate of return on plan assets for 2001, 2000 and 1999 is 9.0%.

The Company also maintains both qualified and non-qualified defined contribution plans ("Savings Plan" and "Non-Qualified Savings Plan", respectively) covering U.S. employees. Under the plans, the Company contributes up to a maximum 3% of the participants' compensation based on the contribution percentage of the employee. The Non-Qualified Savings Plan provides compensating savings plan benefits for participants whose benefits have been curtailed under the Savings Plan due to Internal Revenue Code limitations. The Company's incurred expenses related to these plans were $0.6 million, $0.6 million and $0.6 million for 2001, 2000 and 1999, respectively.

In addition, the Company maintains several defined contribution pension plans covering non-U.S. employees. Each non-U.S. office (Canada, London, Belgium, Hong Kong, Singapore and Bermuda) maintains a separate plan for the non-U.S. employees working in that location. The Company contributes various amounts based on salary, age, and/or years of service. The contributions as a percentage of salary for the branch offices range from 2% to 12%. The contributions are generally used to purchase pension benefits from local insurance providers. The Company's incurred expenses related to these plans were $0.4 million, $0.3 million and $0.3 million for 2001, 2000 and 1999, respectively.


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

Under Bermuda law, Bermuda Re is prohibited from declaring or paying a dividend if it fails to meet its minimum solvency margin or minimum liquidity ratio, or if after payment of the dividend, it fails to meet its minimum solvency margin or minimum liquidity ratio. As a long-term insurer, Bermuda Re is also unable to declare or pay a dividend to anyone who is not a policyholder unless, after payment of the dividend, the value of the assets in its long-term business fund, as certified by its approved actuary, exceeds its liabilities for long-term business by at least the $250,000 minimum solvency margin. Prior approval of the Bermuda Minister of Finance is required if Bermuda Re's dividend payments would reduce its prior year-end total statutory capital by 15.0% or more.

Delaware law provides that an insurance company which is either an insurance holding company or a member of an insurance holding system and is domiciled in the state shall not pay dividends without giving prior notice to the Insurance Commissioner of Delaware and may not pay dividends without the approval of the Insurance Commissioner if the value of the proposed dividend, together with all other dividends and distributions made in the preceding twelve months, exceeds the greater of (1) 10% of statutory surplus or (2) net income, not including realized capital gains, each as reported in the prior year's statutory annual statement. In addition, no dividend may be paid in excess of unassigned earned surplus. At December 31, 2001, Everest Re had $129.4 million available for payment of dividends in 2002 without prior regulatory approval.

B.  STATUTORY FINANCIAL INFORMATION

Everest Re prepares its statutory financial statements in accordance with accounting practices prescribed or permitted by the National Association of Insurance Commissioners ("NAIC") and the Delaware Insurance Department. Prescribed statutory accounting practices are set forth in the NAIC Accounting Practices and Procedures Manual. The capital and statutory surplus of Everest Re was $1,293.8 million (unaudited) and $1,272.7 million at December 31, 2001 and 2000, respectively. The statutory net income of Everest Re was $78.9 million (unaudited), $165.3 million and $149.9 million for the years ended December 31, 2001, 2000 and 1999, respectively.

Bermuda Re prepares its statutory financial statements in conformity with the accounting principles set forth in Bermuda in The Insurance Act 1978, amendments thereto and Related Regulations. The statutory capital and surplus of Bermuda Re was $451.9 million (unaudited) and $272.7 million at December 31, 2001 and 2000, respectively. The statutory net income of Bermuda Re was $46.2 million (unaudited) and $21.2 million for the years ended December 31, 2001 and 2000, respectively.

C.  CODIFICATION

The Company's U.S. insurance subsidiaries file statutory-basis financial statements with the state departments of insurance in the states in which the subsidiary is licensed. On January 1, 2001, significant changes to the statutory-basis of accounting became effective. The cumulative effect of these changes has been recorded as a direct adjustment to statutory surplus. The cumulative effect of these changes increased Everest Re's statutory surplus by $57.1 million (unaudited).

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

The  following   table  shows  the   development  of  prior  year  asbestos  and
environmental reserves on both a gross and net of retrocessional basis for the years ended:

(dollar values in thousands)               2001           2000           1999
                                        ----------------------------------------
Gross basis
Beginning of reserves                   $  693,704     $  614,236     $  660,793
Incurred losses                             29,673         (5,852)         3,690
Paid losses                                (78,987)        85,320        (50,247)
                                        ----------------------------------------
End of period reserves                  $  644,390     $  693,704     $  614,236
                                        ========================================

Net basis
Beginning of reserves                   $  628,535     $  365,069     $  263,542
Incurred losses                              5,155         (5,800)            -
Paid losses  (1) (2)                       (65,098)       269,266        101,527
                                        ----------------------------------------
End of period reserves                  $  568,592     $  628,535     $  365,069
                                        ========================================

(1) Net  of  $0.0 million,  $0.0 million and $118.8 million ceded paid losses in
    2001,  2000  and  1999,  respectively,  under  the  stop  loss   reinsurance
    protection provided by Mt. McKinley at the time of the Company's IPO.

(2) Net paid losses for 2000 are net of $311.3 million, reflecting the establishment of Mt. McKinley's reserves at the acquisition date. Net paid losses, excluding the impact of the Mt. McKinley acquisition transaction, were ($42.3) million.

At December 31, 2001, the gross reserves for asbestos and environmental losses were comprised of $107.1 million representing case reserves reported by ceding companies, $59.5 million representing additional case reserves established by Everest Re on assumed reinsurance claims, $65.5 million representing case reserves established by Everest Re on direct excess insurance claims, $88.6 million representing case reserves resulting from the acquisition of Mt. McKinley and $323.7 million representing IBNR reserves.

The Company is also named in various legal proceedings incidental to its normal business activities. In the opinion of the Company, none of these proceedings would have a material adverse effect upon the financial condition, results of operations or cash flows of the Company.

The Prudential sells annuities, which are purchased by property and casualty insurance companies to settle certain types of claim liabilities. In 1993 and prior, Everest Re, for a fee, accepted the claim payment obligation of the property and casualty insurer, and, concurrently, became the owner of the annuity or assignee of the annuity proceeds. In these circumstances, Everest Re would be liable if The Prudential were unable to make the annuity payments. The estimated cost to replace all such annuities for which Everest Re was contingently liable at December 31, 2001 and 2000 was $147.1 million and $148.7 million, respectively. In 2001, the Company received shares in The Prudential valued at $25.9 million, as a result of The Prudential's demutualization process, representing The Prudential common equity interest attributed to these annuities. The value of these shares was recorded in "other income" in the consolidated statement of operations and comprehensive income. These shares in no way affect the underlying contingent liability of the Company.

Everest Re has purchased annuities from an unaffiliated life insurance company to settle certain claim liabilities of Everest Re. Should the life insurance company become unable to make the annuity payments, Everest Re would be liable. The estimated cost to replace such annuities at December 31, 2001 and 2000 was $13.7 million and $12.6 million, respectively.

13. STOCK BASED COMPENSATION PLANS

The Company has in place its 1995 Stock Incentive Plan for key employees (the "1995 Employee Plan"), its 1995 Stock Option Plan for Non-Employee Directors (the "1995 Director Plan") and Board actions in 2001 and 2000 which award options to non-employee directors. The Company applies APB Opinion 25 and related interpretations in accounting for these plans and Board actions. Accordingly, no compensation expense has been recognized in the accompanying consolidated financial statements in respect of stock options granted under these plans and Board actions.

Under the 1995 Employee Plan, a total of 3,949,000 common shares have been authorized to be granted as stock options, stock awards or restricted stock awards to officers and key employees of the Company. At December 31, 2001, there were 642,461 remaining shares available to be granted. Under the 1995 Director Plan, a total of 50,000 common shares have been authorized to be granted as stock options to non-employee directors of the Company. At December 31, 2001, there were 38,145 remaining shares available to be granted. Under Board actions in 2001 and 2000, a total of 40,000 and 30,000 common shares have been granted as stock options to non-employee directors of the Company in 2001 and 2000, respectively. Options granted under the 1995 Employee Plan vest at 20% per year over five years, options granted under the 1995 Director Plan vest at 50% per year over two years and options granted under the 2001 and 2000 Board actions vest at 33% per year over three years. All options are exercisable at fair market value of the stock at the date of grant and expire ten years after the date of grant. Restricted stock granted under the 1995 Employee Plan vests, beginning one year after the date of grant, in equal annual installments over five years.

A summary of the status of the Company's stock options as of December 31, 2001, 2000 and 1999 and changes during the years then ended is presented below:

                                  2001                        2000                        1999
                         -------------------------------------------------------------------------------
                                       Weighted-                   Weighted-                   Weighted-
                                        Average                     Average                     Average
                                       Exercise                    Exercise                    Exercise
                           Shares        Price         Shares        Price         Shares        Price
                         -------------------------------------------------------------------------------
Outstanding,
 beginning of year       1,861,749    $    30.31     1,654,099    $    30.50     1,307,099    $    30.35
Granted                    612,800         54.33       469,300         26.59       390,500         30.63
Exercised                  236,425         26.08       218,250         23.32        17,400         18.24
Forfeited                  109,500         34.63        43,400         32.61        26,100         32.54
                         ---------                   ---------                   ---------
Outstanding, end
 of year                 2,134,474    $    37.45     1,861,749    $    30.31     1,654,099    $    30.50
                         ---------                   ---------                   ---------
Options exercisable
 at year-end               812,344                     705,783                     603,299
                         =========                   =========                   =========
Weighted-average fair
 value of options
 granted during the
 year                                 $    26.14                  $    13.78                  $    13.66
                                      ==========                  ==========                  ==========

The following table summarizes information about stock options outstanding at December 31, 2001:

                                                                                     Options
                                    Options Outstanding                            Exercisable
                       ----------------------------------------------------------------------------------
                                         Weighted-
                         Number           Average           Weighted-         Number         Weighted-
Range of               Outstanding       Remaining           Average        Exercisable       Average
Exercise Prices        at 12/31/01    Contractual Life    Exercise Price    at 12/31/01    Exercise Price
---------------------------------------------------------------------------------------------------------
$13.25 - $19.87             84,200          3.6           $        16.75         84,200    $        16.75
$19.87 - $26.49            533,974          6.9           $        24.88        230,154    $        24.26
$26.49 - $33.12            320,750          7.0           $        30.59        129,090    $        30.52
$33.12 - $39.74            581,000          6.2           $        38.09        367,400    $        38.31
$39.74 - $46.36              8,500          8.7           $        46.09            500    $        46.09
$46.36 - $52.98            396,050          9.5           $        48.01              -                 -
$59.61 - $66.23            210,000          9.3           $        66.13          1,000    $        64.97
                       -----------                        -----------------------------------------------
                         2,134,474          7.3           $        37.45        812,344    $        30.89
                       ===========                        ===============================================

Since its 1995 initial public offering, the Company has issued to certain key employees of the Company 61,100 restricted shares of stock. Upon issuance of restricted shares, unearned compensation is charged to shareholders' equity for the cost of the restricted stock and is amortized over the vesting period. The amount of earned compensation recognized as expense with respect to restricted stock awards was $114,708, $69,684 and $131,667 for 2001, 2000 and 1999,
respectively. The Company acquired 1,825 shares and 1,047 common shares at a cost of $86,042 and $28,989 in 2000 and 1999, respectively, from employees who chose to pay required withholding taxes with shares exercised under the stock option grants. There were no such transactions in 2001. Also in 2001 and 2000, the Company recorded contributions of paid in capital in the amount of $3.4 million and $2.2 million, respectively, representing the tax benefits attributable to the difference between the amount of compensation expense deductible for tax purposes with respect to the stock awards and the amount of such compensation expense reflected in the Company's financial statements.

Had the compensation cost for the Company's stock based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

(dollar values in thousands,
 except per share amounts)                           2001        2000         1999
                                                   ----------------------------------
Net income                        As reported      $ 99,018    $ 186,380    $ 158,061
                                  Pro forma        $ 95,011    $ 181,558    $ 153,768
Earnings per share - basic        As reported      $   2.14    $    4.06    $    3.26
                                  Pro forma        $   2.06    $    3.96    $    3.17
Earnings per share - diluted      As reported      $   2.10    $    4.02    $    3.25
                                  Pro forma        $   2.02    $    3.92    $    3.16

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: (i) dividend yields ranging from 0.5% to 0.9%, (ii) expected volatility ranging from 32.9% to 45.8%, (iii) risk-free interest rates ranging from a low of 4.7% to a high of 7.0% and (iv) expected life of 7.3-7.5 years.

In addition to the 1995 Employee Plan and 1995 Director Plan, Group issued 2,604 common shares in 2001, Holdings issued 1,780 shares of treasury stock and Group issued 3,732 common shares in 2000 and Holdings issued 5,260 shares of treasury stock in 1999. These issuances had aggregate values of $179,500, $179,500 and $160,000 to the Company's non-employee directors as compensation for their service as directors in 2001, 2000 and 1999, respectively.

14. RELATED-PARTY TRANSACTIONS

During the normal course of business, the Company, through its affiliates, engages in reinsurance and brokerage and commission business transactions, which management believes to be at arm's-length, with companies controlled by or affiliated with its outside directors. These transactions are immaterial to the Company's financial condition, results of operations and cash flows.


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

These segments are managed in a carefully coordinated fashion with strong elements of central control, including with respect to capital, investments and support operations. As a result, management monitors and evaluates the financial performance of these operating segments based upon their underwriting gain or loss ("underwriting results"). The Company utilizes inter-affiliate reinsurance and such reinsurance does not impact segment results, since business is reported within the segment in which the business was first produced. Underwriting results include earned premium less losses and LAE incurred, commission and brokerage expenses and other underwriting expenses. The accounting policies of the operating segments are generally the same as those described in Note 1M, Summary of Significant Accounting Policies.

The Company does not maintain separate balance sheet data for its operating segments. Accordingly, the Company does not review and evaluate the financial results of its operating segments based upon balance sheet data.

The following tables present the relevant underwriting results for the operating segments for the three years ended December 31, 2001, 2000 and 1999.

                                U.S. REINSURANCE
--------------------------------------------------------------------------------
(dollar values in thousands)          2001             2000            1999
                                    --------------------------------------------
Earned premiums                     $  497,600       $  471,631       $  456,572
Incurred losses and loss
 adjustment expenses                   449,635          317,735          316,507
Commission and brokerage               148,807           78,978          112,285
Other underwriting expenses             15,211           17,039           18,270
                                    --------------------------------------------
Underwriting (loss) gain            $ (116,053)      $   57,879       $    9,510
                                    ============================================

                                 U.S. INSURANCE
--------------------------------------------------------------------------------
(dollar values in thousands)          2001             2000             1999
                                    --------------------------------------------
Earned premiums                     $  294,225       $  101,576       $   57,791
Incurred losses and loss
 adjustment expenses                   211,311           70,277           41,077
Commission and brokerage                63,512           25,487           15,702
Other underwriting expenses             19,185           11,646            8,593
                                    --------------------------------------------
Underwriting gain (loss)            $      217       $   (5,834)      $   (7,581)
                                    ============================================

                             SPECIALTY UNDERWRITING
--------------------------------------------------------------------------------
(dollar values in thousands)          2001             2000             1999
                                    --------------------------------------------
Earned premiums                     $  371,805       $  302,637       $  265,343
Incurred losses and loss
 adjustment expenses                   330,841          254,302          185,608
Commission and brokerage               102,144           81,794           76,024
Other underwriting expenses              5,688            6,253            4,702
                                    --------------------------------------------
Underwriting (loss)                 $  (66,868)      $  (39,712)      $     (991)
                                    ============================================

                                  INTERNATIONAL
--------------------------------------------------------------------------------
(dollar values in thousands)          2001             2000             1999
                                    --------------------------------------------
Earned premiums                     $  287,446       $  286,753       $  291,745
Incurred losses and loss
 adjustment expenses                   202,591          235,927          228,378
Commission and brokerage                79,678           81,151           81,946
Other underwriting expenses             13,829           13,798           14,892
                                    --------------------------------------------
Underwriting (loss)                 $   (8,652)      $  (44,123)      $  (33,471)
                                    ============================================

                               BERMUDA OPERATIONS
--------------------------------------------------------------------------------
(dollar values in thousands)          2001             2000             1999
                                    --------------------------------------------
Earned premiums                     $   16,401       $   11,586       $       -
Incurred losses and loss
 adjustment expenses                    15,139            6,375               -
Commission and brokerage                 2,656            5,037               -
Other underwriting expenses              1,539              868               -
                                    --------------------------------------------
Underwriting (loss)                 $   (2,933)      $     (694)      $       -
                                    ============================================

The following table reconciles the underwriting results for the operating segments to income before tax as reported in the consolidated statements of operations and comprehensive income:

(dollar values in thousands)          2001             2000             1999
                                    --------------------------------------------
Underwriting (loss)                 $ (194,289)      $  (32,484)      $  (32,533)
Net investment income                  340,441          301,493          252,999
Realized gain (loss)                   (22,313)             807          (16,760)
Net derivative (expense)               (12,218)              -                -
Corporate expenses                      (3,432)          (2,029)          (4,604)
Interest expense                       (46,004)         (39,386)          (1,490)
Other income (expense)                  28,158            3,341           (1,030)
                                    --------------------------------------------
Income before taxes                 $   90,343       $  231,742       $  196,582
                                    ============================================

The Company writes premium in the United States, Bermuda and international markets. The revenues, net income and identifiable assets of the individual foreign countries in which the Company writes business are not material.

Approximately 13.4%, 12.8% and 17.9% of the Company's gross premiums written in 2001, 2000 and 1999, respectively, were sourced through the Company's largest intermediary.

16. SUBSEQUENT EVENT

On November 7, 2001, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission, which provided for the issuance of up to $575 million of common equity. On February 27, 2002, pursuant to this registration statement, the Company completed an offering of 5,000,000 of its common shares at a price of $69.25 per share, which resulted in $346.3 million of proceeds before expenses of approximately $0.5 million related to the offering. The Company will use the net proceeds for working capital and general corporate purposes.


17. UNAUDITED QUARTERLY FINANCIAL DATA

Summarized quarterly financial data were as follows:

(dollar values in thousands,
 except per share amounts)
                                   1st          2nd          3rd          4th
                                 Quarter      Quarter      Quarter      Quarter
                                ------------------------------------------------
2001 Operating data:
 Gross written premium          $ 425,222    $ 486,490    $ 503,250    $ 459,678
 Net written premium              393,119      420,644      380,145      366,233
 Earned premium                   328,586      395,046      348,502      395,343
 Net investment income             86,155       87,095       83,993       83,198
 Net realized capital
  (loss) gain                      (5,057)       3,936       (6,525)     (14,667)
 Total claims and
  underwriting expenses           338,529      405,221      491,508      429,940
 Net income (loss)              $  50,130    $  57,291   ($  43,765)   $  35,362
                                ================================================

 Net income (loss) per
  common share - basic          $    1.09    $    1.24   ($    0.95)   $    0.76
 Net income (loss) per
  common share - diluted        $    1.07    $    1.22   ($    0.95)   $    0.75


2000 Operating data:
 Gross written premium          $ 304,252    $ 326,225    $ 355,550    $ 399,583
 Net written premium              287,535      295,130      302,041      334,200
 Earned premium                   266,184      285,780      291,191      331,028
 Net investment income             65,030       74,426       78,897       83,140
 Net realized capital
  gain (loss)                       7,819       (8,188)         (90)       1,266
 Total claims and
  underwriting expenses           273,723      292,969      298,654      343,350
 Net income                     $  48,558    $  38,729    $  47,687    $  51,406
                                ================================================

 Net income per common
  share - basic                 $    1.06    $    0.85    $    1.04    $    1.12
 Net income per common
  share - diluted               $    1.06    $    0.84    $    1.03    $    1.10

                             EVEREST RE GROUP, LTD.

                      SCHEDULE I - SUMMARY OF INVESTMENTS -
                    OTHER THAN INVESTMENTS IN RELATED PARTIES
                                DECEMBER 31, 2001
                             (Dollars in thousands)

           Column A                        Column B        Column C        Column D
          -----------                     -----------     -----------     -----------
                                                                             Amount
                                                                            Shown in
                                                             Market         Balance
                                              Cost           Value           Sheet
                                          -----------     -----------     -----------
Fixed maturities-available for sale
 Bonds:
  U.S. government and government
   agencies                               $   114,814     $   119,930     $   119,930
  State, municipalities and
   political subdivisions                   1,762,867       1,838,526       1,838,526
  Foreign government securities               194,920         212,942         212,942
  Foreign corporate securities                260,410         268,740         268,740
  Public utilities                            194,619         197,503         197,503
  All other corporate bonds                 1,987,584       2,021,741       2,021,741
 Mortgage pass-through securities             701,175         728,645         728,645
 Redeemable preferred stock                    72,471          73,557          73,557
                                          -----------     -----------     -----------
Total fixed maturities-available
 for sale                                   5,288,860       5,461,584       5,461,584
Equity securities                              66,357          67,311          67,311
Short-term investments                        148,851         148,851         148,851
Other invested assets                          33,898          33,899          33,899
Cash                                           71,878          71,878          71,878
                                          -----------     -----------     -----------
Total investments and cash                $ 5,609,844     $ 5,783,523     $ 5,783,523
                                          ===========     ===========     ===========

                             EVEREST RE GROUP, LTD.

       SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT (1)
                             CONDENSED BALANCE SHEET
               (Dollars in thousands, except par value per share)

                                          December 31,      December 31,
                                          ------------      ------------
                                              2001              2000
                                          ------------      ------------
ASSETS
 Fixed maturities - available
  for sale, at market value
  (amortized cost: 2001,
  $133,198; 2000, $203,932)               $    136,438      $    204,348
 Short-term investments                          3,071            37,947
 Cash                                              541             1,124
 Investment in subsidiaries,
  at equity in the underlying
  net assets                                 1,578,675         1,337,336
 Accrued investment income                       1,873             2,846
 Receivable from affliate                          104                29
 Other assets                                      462               383
                                          ------------      ------------
Total assets                              $  1,721,164      $  1,584,013
                                          ============      ============

LIABILITIES
 Due to affiliates                        $        256      $        587
 Other liabilities                                 386                74
                                          ------------      ------------
  Total liabilities                                642               661
                                          ------------      ------------

SHAREHOLDERS' EQUITY
 Preferred shares, par value:
  $0.01; 50 million shares
  authorized; no shares
  issued and outstanding                           -                 -
 Common shares, par value:
  $0.01; 200 million shares
  authorized; 46.3 million
  shares issued in 2001 and
  46.0 million shares issued
  in 2000                                          463               460
 Paid-in capital                               269,945           259,958
 Unearned compensation                            (115)             (170)
 Accumulated other
  comprehensive income, net
  of deferred taxes of $40.5
  million in 2001 and $30.4
  million in 2000                              113,880            72,846
 Treasury shares, at cost;
  0.0 million shares in 2001
  and 2000                                         (55)              (55)
 Retained earnings                           1,336,404         1,250,313
                                          ------------      ------------
  Total shareholders' equity                 1,720,522         1,583,352
                                          ------------      ------------
Total liabilities and
 shareholders' equity                     $  1,721,164      $  1,584,013
                                          ============      ============

(1) On February 24, 2000, Everest Re Group, Ltd. became the successor registrant to Everest Reinsurance Holdings, Inc.


                 See notes to consolidated financial statements.

                             EVEREST RE GROUP, LTD.

       SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT (1)
                        CONDENSED STATEMENT OF OPERATIONS
                             (Dollars in thousands)

                                         For Years Ended December 31,
                                   ----------------------------------------
                                      2001           2000           1999
                                   ----------     ----------     ----------
REVENUES
Dividends received from
 subsidiaries                      $      -       $  495,000     $      -
Net investment income                  17,305          8,680            612
Net realized capital
 gain/(loss)                            2,453            (17)           -
Other (expense)                           (20)           -              -
Equity in undistributed
 change in retained
 earnings of subsidiaries              80,343       (315,283)       161,388
                                   ----------     ----------     ----------
  Total revenues                      100,081        188,380        162,000
                                   ----------     ----------     ----------

EXPENSES
Interest expense                          -              -            1,490
Other expenses                          1,077            500          2,489
                                   ----------     ----------     ----------

Income before taxes                    99,004        187,880        158,021
Income tax (benefit)
 expense                                  (14)         1,500            (40)
                                   ----------     ----------     ----------
  Net income                       $   99,018     $  186,380     $  158,061
                                   ==========     ==========     ==========

(1) On February 24, 2000, Everest Re Group, Ltd. became the successor registrant to Everest Reinsurance Holdings, Inc., therefore the 1999 column represents the financial information for Everest Reinsurance Holdings, Inc. and the 2000 and 2001 columns represent the financial information for Everest Re Group, Ltd.

                 See notes to consolidated financial statements.

                             EVEREST RE GROUP, LTD.

       SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT (1)
                        CONDENSED STATEMENT OF CASHFLOWS
                             (Dollars in thousands)

                                             For Years Ended December 31,
                                      ------------------------------------------
                                         2001            2000            1999
                                      ------------------------------------------
CASH FLOWS FROM OPERATING
 ACTIVITIES
Net income                            $   99,018      $  186,380      $  158,061
 Adjustments to reconcile
  net income to net cash
  provided by operating
  activities:
  Equity in undistributed
   change in retained
   earnings of subsidiaries              (80,343)        315,283        (161,388)
  (Decrease) increase in
   other liabilities                         (19)            603           1,594
  (Increase) in deferred
   tax asset                                 -               -               (40)
  Decrease (increase) in
   other assets                              894          (3,229)           (435)
  (Increase) decrease in
   receivable from affliates                 (75)            (29)         20,754
  Accrual of bond discount/
   amortization of bond
   premium                                  (665)         (1,088)            -
  Realized capital (gains)
   losses                                 (2,453)             17             -
  Non-cash compensation                       55             (61)            131
                                      ----------      ----------      ----------
NET CASH PROVIDED BY
 OPERATING ACTIVITIES                     16,412         497,876          18,677

CASH FLOWS FROM INVESTING
 ACTIVITIES
  Additional investment in
   subsidiaries                         (119,369)       (250,001)             50
  Proceeds from fixed
   maturities matured/called
   - available for sale                  189,532           2,701             -
  Cost of fixed maturities
   acquired - available for
   sale                                 (115,985)       (206,229)            -
  Net sales (purchases) of
   short-term securities                  35,180         (37,280)            -
                                      ----------      ----------      ----------
NET CASH (USED IN)
 INVESTING ACTIVITIES                    (10,642)       (490,809)             50


CASH FLOWS FROM FINANCING
 ACTIVITIES
Net borrowing on revolving
 credit line                                 -               -            59,000
Effect of restructuring                      -            14,003             -
Acquisition of treasury
 stock net of reissuances                    -           (16,533)        (62,106)
Common stock issued during
 the period                                6,574           7,545             317
Dividends paid to stockholders           (12,927)        (11,008)        (11,707)
                                      ----------      ----------      ----------
NET CASH (USED IN) FINANCING
 ACTIVITIES                               (6,353)         (5,993)        (14,496)

Net (decrease) increase in cash             (583)          1,074           4,231
Cash, beginning of period                  1,124              50             -
                                      ----------      ----------      ----------
Cash, end of period                   $      541      $    1,124      $    4,231
                                      ==========      ==========      ==========

Supplemental cash flow
 information
Non-cash operating transaction:
Dividends received from
 subsidiary in the form of
 forgiveness of liabilities           $      -        $      -        $      836

(1) On February 24, 2000, Everest Re Group, Ltd. became the successor registrant to Everest Reinsurance Holdings, Inc., therefore the 1999 column represents the financial information for Everest Reinsurance Holdings, Inc. and the 2000 and 2001 columns represent the financial information for Everest Re Group, Ltd.

                 See notes to consolidated financial statements.

                             EVEREST RE GROUP, LTD.

               SCHEDULE lll - SUPPLEMENTARY INSURANCE INFORMATION
                             (Dollars in thousands)

   Column A       Column B     Column C   Column D   Column E   Column F    Column G    Column H    Column I    Column J
----------------------------------------------------------------------------------------------------------------------
                               Reserve                                     Incurred
                              for Losses                                     Loss     Amortization
                  Deferred    and Loss    Unearned                Net       and Loss   of Deferred   Other        Net
                 Acquisition  Adjustment   Premium    Earned   Investment  Adjustment  Acquisition  Operating   Written
 Geographic Area    Costs      Expenses   Reserves   Premium     Income     Expenses      Costs     Expenses    Premium
----------------------------------------------------------------------------------------------------------------------
December 31, 2001
 Domestic         $ 98,491   $3,072,439   $411,224  $1,163,630  $231,863   $  991,787   $314,463    $  42,369  $1,224,117
 International      16,457      632,962     61,169     287,446    34,357      202,591     79,678       13,829     311,239
 Bermuda            15,761      572,866     16,778      16,401    74,221       15,139      2,656        2,686      24,786
                  --------   ----------   --------  ----------  --------   ----------   --------    ---------  ----------
   Total          $130,709   $4,278,267   $489,171  $1,467,477  $340,441   $1,209,517   $396,797    $  58,884  $1,560,142
                  ========   ==========   ========  ==========  ========   ==========   ========    =========  ==========

December 31, 2000
 Domestic         $ 75,437   $2,684,432   $340,509  $  875,844  $236,079   $  642,314   $186,259    $  36,467  $  902,945
 International      17,042      609,743     60,639     286,753    35,310      235,927     81,151       13,798     304,375
 Bermuda            14,159      492,003        -        11,586    30,104        6,375      5,037        1,368      11,586
                  --------   ----------   --------  ----------  --------   ----------   --------    ---------  ----------
    Total         $106,638   $3,786,178   $401,148  $1,174,183  $301,493   $  884,616   $272,447    $  51,633  $1,218,906
                  ========   ==========   ========  ==========  ========   ==========   ========    =========  ==========

December 31,
 1999 (1)
 Domestic                                         $  779,706  $209,617   $  543,192   $198,323    $  41,857  $  799,265
 International                                       291,745    43,382      228,378     81,946       14,892     296,304
                                                  ----------  --------   ----------   --------    ---------  ----------
   Total                                          $1,071,451  $252,999   $  771,570   $280,269    $  56,749  $1,095,569
                                                  ==========  ========   ==========   ========    =========  ==========

(1) The 1999 amounts have been restated to conform to the 2000 and 2001 segment presentation.

                             EVEREST RE GROUP, LTD.

                            SCHEDULE IV - REINSURANCE
                             (Dollars in thousands)

          Column A               Column B       Column C          Column D         Column E     Column F
----------------------------    ----------   ---------------   ---------------   -----------   ----------
                                   Gross        Ceded To        Assumed From         Net       Assumed to
                                  Amount     Other Companies   Other Companies      Amount        Net
                                ----------   ---------------   ---------------   -----------   ----------
December 31, 2001
Total property and liability
 insurance earned premium       $  380,178   $       325,435   $     1,412,734   $ 1,467,477         96.3%
December 31, 2000
Total property and liability
 insurance earned premium       $  139,413   $       121,527   $     1,156,297   $ 1,174,183         98.5%
December 31, 1999
Total property and liability
 insurance earned premium       $   73,822   $        45,292   $     1,042,921   $ 1,071,451         97.3%


INDEX TO EXHIBITS


Exhibit No.                                                                 Page
-----------                                                                 ----

        2.1 Agreement and Plan of Merger among Everest Reinsurance Holdings, Inc., Everest Re Group, Ltd. and Everest Re Merger Corporation, incorporated herein by reference to Exhibit 2.1 to the Registration Statement on Form S-4 (No. 333-87361)

        3.1 Memorandum of Association of Everest Re Group, Ltd., incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-4 (No. 333-87361)

        3.2 Bye-Laws of Everest Re Group, Ltd., incorporated herein by reference to Exhibit 3.2 to the Everest Re Group, Ltd. Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 10-K")

        4.1 Specimen Everest Re Group, Ltd. Common share certificate, incorporated herein by reference to
               Exhibit 4.1 of the Registration Statement on Form S-4 (No. 333-87361)

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

      *10.2 Everest Re Group, Ltd. Amended 1995 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.3 to Everest Reinsurance Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 1995 (the "1995 10-K")

      *10.3 Everest Re Group, Ltd. 1995 Stock Option Plan for Non-Employee Directors, incorporated herein by reference to Exhibit 4.3 to the Registration Statement on Form S-8 (No. 333-05771)

      *10.4 Resolution adopted by Board of Directors of Everest Reinsurance Holdings, Inc. on April 1, 1999 awarding stock options to outside Directors, incorporated herein by reference to Exhibit 10.25 to Everest Reinsurance Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (the "second quarter 1999 10-Q")

      *10.5 Resolution adopted by the Board of Directors of Everest Reinsurance Holdings, Inc. on February 23, 2000 awarding stock options to outside Directors, incorporated herein by reference to Exhibit 10.8 to the 1999 10-K

      *10.6 Form of Non-Qualified Stock Option Award Agreement to be entered into between Everest Re Group, Ltd. and participants in the 1995 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.15 to the 1995 10-K

      *10.7 Form of Restricted Stock Agreement to be entered into between Everest Re Group, Ltd. and participants in the 1995 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.16 to the 1995 10-K

      *10.8 Form of Stock Option Agreement (Version 1) to be entered into between Everest Re Group, Ltd. and participants in the 1995 Stock Option Plan for Non-Employee Directors, incorporated herein by reference to Exhibit 10.17 to the 1995 10-K

      *10.9 Form of Stock Option Agreement (Version 2) to be entered into between Everest Re Group, Ltd . and participants in the 1995 Stock Option Plan for Non-Employee Directors, incorporated herein by reference to Exhibit 10.18 to the 1995 10-K

     *10.10    Form  of  Stock  Option   Agreement  for  Non-Employee
               Directors, incorporated herein by reference to Exhibit
               10.34 to the 1999 10-K

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

     *10.16 Change of Control Agreement with Joseph V. Taranto effective July 15, 1998, incorporated herein by reference to Exhibit 10.22 to the second quarter 1998 10-Q

     *10.17 Amendment of Change of Control Agreement by and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc., Everest Re Group, Ltd. and Joseph V. Taranto dated February 15, 2000, incorporated herein by reference to Exhibit 10.30 to the 1999 10-K

      10.18 Credit Agreement Between Everest Reinsurance Holdings, Inc., the Lenders Named Therein and First Union National Bank dated December 21, 1999 providing for a $150 million Senior Revolving Credit Facility, incorporated herein by reference to Exhibit 10.30 to Everest Reinsurance Holdings, Inc. Form 8-K, filed on December 28, 1999

      10.19 First Amendment to Credit Agreement dated as of December 21, 1999 between Everest Reinsurance
               Holdings, Inc., the Lenders named therein and First Union National Bank, incorporated herein by reference to Exhibit 10.19 to the Everest Re Group, Ltd. Annual Report on Form 10-K for the year ended December 31, 2000 (the "2000 10-K")

      10.20 Parent Guaranty dated February 24, 2000 made by Everest Re Group, Ltd. in favor of the Lenders under Everest Reinsurance Holdings, Inc.'s Credit Facility, incorporated herein by reference to Exhibit 10.33 to the 1999 10-K

      10.21 Guarantor Consent dated December 18, 2000 made by Everest Re Group, Ltd. in favor of the Lenders under Everest Reinsurance Holdings, Inc.'s Credit Facility, incorporated herein by reference to Exhibit 10.21 to the 2000 10-K

      10.22 Stock Purchase Agreement between The Prudential Insurance Company of America and Everest Reinsurance Holdings, Inc. for the sale of common stock of Gibraltar Casualty Company dated February 24, 2000, incorporated herein by reference to Exhibit 10.32 to the 1999 10-K

      10.23 Amendment No. 1 to Stock Purchase Agreement between The Prudential Insurance Company of America and Everest Reinsurance Holdings, Inc. for the sale of common stock of Gibraltar Casualty Company dated August 8, 2000, incorporated herein by reference to
               Exhibit 10.1 to the Everest Re Group, Ltd. Quarterly Report on Form 10-Q for the quarter ended June 30, 2000

      10.24 Proportional Excess of Loss Reinsurance Agreement entered into between Gibraltar Casualty Company and Prudential Property and Casualty Insurance Company, incorporated herein by reference to Exhibit 10.24 to the 2000 10-K

      10.25 Guarantee Agreement made by The Prudential Insurance Company of America in favor of Gibraltar Casualty Company, incorporated herein by reference to Exhibit
               10.25 to the 2000 10-K

      10.26 Lease, effective December 26, 2000 between OTR, an Ohio general partnership, and Everest Reinsurance Company, incorporated herein by reference to Exhibit
               10.26 to the 2000 10-K

     *10.27 Amendment of Employment Agreement by and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc., Everest Re Group, Ltd., Everest Global Services, Inc. and Joseph V. Taranto, dated March 30, 2001, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Report on Form 10-Q for the quarter ended March 31, 2001 (the "first quarter 2001 10-Q")

     *10.28 Amendment of Employment Agreement by and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc., Everest Re Group, Ltd., Everest Global Services, Inc. and Joseph V. Taranto, dated April 20, 2001, incorporated herein by reference to Exhibit 10.2 to the first quarter 2001 10-Q.

     *10.29 Amendment of Change of Control Agreement by and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc., Everest Re Group, Ltd., Everest Global Services, Inc. and Joseph V. Taranto, dated March 30, 2001, incorporated herein by reference to Exhibit 10.3 to the first quarter 2001 10-Q

     *10.30 Resolution adopted by the Board of Directors of Everest Re Group, Ltd. on September 20, 2001 awarding stock options to outside Directors, filed herewith

       11.1 Statement regarding computation of per share earnings, filed herewith

       21.1    Subsidiaries of the registrant, filed herewith

       23.1    Consent of PricewaterhouseCoopers LLP, filed herewith


--------------------------
* Management contract or compensatory plan or arrangement.