Form 10-Q
period 2002-03-31
EVEREST RE GROUP LTD
filed 2002-05-07
CIK 1095073

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:                                   Commission File Number:
   March 31, 2002                                                1-15731
----------------------                                   -----------------------

                             EVEREST RE GROUP, LTD.
                         ------------------------------
             (Exact name of Registrant as specified in its charter)


        Bermuda                                              98-0365432
------------------------                            ----------------------------
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

                           YES    X                  NO
                               -------                  -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                    Number of Shares Outstanding
            Class                                          at May 7, 2002
            -----                                   ----------------------------

Common Shares,  $.01 par value                               51,287,883

                             EVEREST RE GROUP, LTD.

                               Index To Form 10-Q

                                     PART I

                              FINANCIAL INFORMATION
                              ---------------------
                                                                            Page
                                                                            ----
ITEM 1.  FINANCIAL STATEMENTS
         --------------------

         Consolidated Balance Sheets at March 31, 2002 (unaudited)
          and December 31, 2001                                                3

         Consolidated Statements of Operations and Comprehensive Income
          for the three months ended March 31, 2002 and 2001 (unaudited)       4

         Consolidated Statements of Changes in Shareholders' Equity for
          the three months ended March 31, 2002 and 2001 (unaudited)           5

         Consolidated Statements of Cash Flows for the three months
          ended March 31, 2002 and 2001 (unaudited)                            6

         Notes to Consolidated Interim Financial Statements (unaudited)        7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
         AND RESULTS OF OPERATIONS                                            17
         -------------------------

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK           25
         ----------------------------------------------------------

                                     PART II

                                OTHER INFORMATION
                                -----------------

ITEM 1.  LEGAL PROCEEDINGS                                                    26
         -----------------

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                          None
         -----------------------------------------

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                    None
         -------------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                None
         ---------------------------------------------------

ITEM 5.  OTHER INFORMATION                                                  None
         -----------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                     26
         --------------------------------

Part I - Item 1

                             EVEREST RE GROUP, LTD.
                           CONSOLIDATED BALANCE SHEETS
               (Dollars in thousands, except par value per share)

                                                    March 31,       December 31,
                                                  ------------      ------------
                                                      2002              2001
                                                  ------------      ------------
                                                           (unaudited)
ASSETS:
Fixed maturities - available for sale,
 at market value (amortized cost: 2002,
 $5,580,450; 2001, $5,288,860)                    $  5,662,543      $  5,461,584
Equity securities, at market value
 (cost: 2002, $69,929; 2001, $66,357)                   70,820            67,311
Short-term investments                                 286,492           148,851
Other invested assets                                   31,044            33,899
Cash                                                   101,753            71,878
                                                  ------------      ------------
   Total investments and cash                        6,152,652         5,783,523

Accrued investment income                               91,738            83,088
Premiums receivable                                    533,579           468,897
Reinsurance receivables                                923,702           895,061
Funds held by reinsureds                               134,742           149,969
Deferred acquisition costs                             145,911           130,709
Prepaid reinsurance premiums                            48,035            47,185
Deferred tax asset                                     177,252           178,507
Other assets                                           157,896            59,221
                                                  ------------      ------------
TOTAL ASSETS                                      $  8,365,507      $  7,796,160
                                                  ============      ============

LIABILITIES:
Reserve for losses and adjustment expenses        $  4,341,370      $  4,278,267
Future policy benefit reserve                          243,465           238,753
Unearned premium reserve                               563,769           489,171
Funds held under reinsurance treaties                  271,959           267,105
Losses in the course of payment                         98,169            89,492
Contingent commissions                                   2,046             2,119
Other net payable to reinsurers                         66,506            66,462
Current federal income taxes                           (23,827)          (30,459)
8.5% Senior notes due 3/15/2005                        249,715           249,694
8.75% Senior notes due 3/15/2010                       199,097           199,077
Revolving credit agreement borrowings                  105,000           105,000
Accrued interest on debt and borrowings                  2,241            11,944
Other liabilities                                      190,029           109,013
                                                  ------------      ------------
   Total liabilities                                 6,309,539         6,075,638
                                                  ------------      ------------


SHAREHOLDERS' EQUITY:
Preferred shares, par value: $0.01;
 50 million shares authorized; no
 shares issued and outstanding                             -                 -
Common shares, par value: $0.01;
 200 million shares authorized;
 51.3 million shares issued in 2002
 and 46.3 million shares issued in 2001                    513               463
Additional paid-in capital                             616,508           269,945
Unearned compensation                                     (115)             (115)
Accumulated other comprehensive income,
 net of deferred income taxes of $16.9
 million in 2002 and $40.8 million
 in 2001                                                45,754           113,880
Retained earnings                                    1,393,363         1,336,404
Treasury shares, at cost; 0.0 million
 shares in 2002 and 2001                                   (55)              (55)
                                                  ------------      ------------
   Total shareholders' equity                        2,055,968         1,720,522
                                                  ------------      ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $  8,365,507      $  7,796,160
                                                  ============      ============

The accompanying notes are an integral part of the consolidated financial statements.

                             EVEREST RE GROUP, LTD.
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                (Dollars in thousands, except per share amounts)

                                                      Three Months Ended
                                                           March 31,
                                                 ----------------------------
                                                    2002             2001
                                                 -----------      -----------
                                                          (unaudited)
REVENUES:
Premiums earned                                  $   491,208      $   328,493
Net investment income                                 85,540           86,155
Net realized capital (loss)                           (3,855)          (5,057)
Net derivative (expense)                                (250)            (727)
Other income                                           1,337              868
                                                 -----------      -----------
Total revenues                                       573,980          409,732
                                                 -----------      -----------

CLAIMS AND EXPENSES:
Incurred loss and loss adjustment expenses           352,506          243,126
Commission, brokerage, taxes and fees                121,009           81,957
Other underwriting expenses                           14,125           13,096
Interest expense on senior notes                       9,728            9,724
Interest expense on credit facility                      909            2,697
                                                 -----------      -----------
Total claims and expenses                            498,277          350,600
                                                 -----------      -----------

INCOME BEFORE TAXES                                   75,703           59,132

Income tax expense                                    14,642            9,002
                                                 -----------      -----------

NET INCOME                                       $    61,061      $    50,130
                                                 ===========      ===========

Other comprehensive (loss) income,
 net of tax                                          (68,126)          47,072
                                                 -----------      -----------

COMPREHENSIVE (LOSS) INCOME                      $    (7,065)     $    97,202
                                                 ===========      ===========

PER SHARE DATA:
 Average shares outstanding (000's)                   48,108           46,059
 Net income per common share - basic             $      1.27      $      1.09
                                                 ===========      ===========


 Average diluted shares outstanding (000's)           49,087           47,004
 Net income per common share - diluted           $      1.24      $      1.07
                                                 ===========      ===========

The accompanying notes are an integral part of the consolidated financial statements.

                             EVEREST RE GROUP, LTD.
                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                (Dollars in thousands, except per share amounts)

                                                      Three Months Ended
                                                           March 31,
                                                 ----------------------------
                                                    2002             2001
                                                 -----------      -----------
                                                          (unaudited)
COMMON SHARES (shares outstanding):
Balance, beginning of period                      46,269,015       46,029,354
Issued during the period                           5,017,450           67,024
                                                 -----------      -----------
Balance, end of period                            51,286,465       46,096,378
                                                 ===========      ===========

COMMON SHARES (par value):
Balance, beginning of period                     $       463      $       460
Issued during the period                                  50                1
                                                 -----------      -----------
Balance, end of period                                   513              461
                                                 -----------      -----------

ADDITIONAL PAID IN CAPITAL:
Balance, beginning of period                         269,945          259,958
Common shares issued during the period               346,563            2,947
                                                 -----------      -----------
Balance, end of period                               616,508          262,905
                                                 -----------      -----------

UNEARNED COMPENSATION:
Balance, beginning of period                            (115)            (170)
Net increase during the period                            -                17
                                                 -----------      -----------
Balance, end of period                                  (115)            (153)
                                                 -----------      -----------

ACCUMULATED OTHER COMPREHENSIVE INCOME,
 NET OF DEFERRED INCOME TAXES:
Balance, beginning of period                         113,880           72,846
Net (decrease) increase during the period            (68,126)          47,072
                                                 -----------      -----------
Balance, end of period                                45,754          119,918
                                                 -----------      -----------

RETAINED EARNINGS:
Balance, beginning of period                       1,336,404        1,250,313
Net income                                            61,061           50,130
Dividends declared ($0.08 per share in 2002
 and $0.07 per share in 2001)                         (4,102)          (3,225)
                                                 -----------      -----------
Balance, end of period                             1,393,363        1,297,218
                                                 -----------      -----------

TREASURY SHARES AT COST:
Balance, beginning of period                             (55)             (55)
                                                 -----------      -----------
Balance, end of period                                   (55)             (55)
                                                 -----------      -----------

TOTAL SHAREHOLDERS' EQUITY, END OF PERIOD        $ 2,055,968      $ 1,680,294
                                                 ===========      ===========

The accompanying notes are an integral part of the consolidated financial statements.

                             EVEREST RE GROUP, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                     Three Months Ended
                                                           March 31,
                                                 ----------------------------
                                                    2002             2001
                                                 -----------      -----------
                                                         (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                       $    61,061      $    50,130
 Adjustments to reconcile net income to
  net cash provided by operating
  activities:
  (Increase) in premiums receivable                  (66,264)         (16,684)
  Decrease (increase) in funds held, net              19,980           (4,041)
  (Increase) in reinsurance receivables              (29,554)         (16,734)
  Decrease in deferred tax asset                      25,158            3,117
  Increase in reserve for losses and loss
   adjustment expenses                                67,527            5,976
  Increase in future policy benefit reserve            4,712           15,621
  Increase in unearned premiums                       74,778           68,172
  (Increase) in other assets and liabilities         (53,882)         (45,154)
  Non cash compensation expense                           -                17
  Accrual of bond discount/amortization
   of bond premium                                    (1,911)          (2,060)
  Amortization of underwriting discount on
   senior notes                                           41               38
  Realized capital losses                              3,855            5,057
                                                 -----------      -----------
Net cash provided by operating activities            105,501           63,455
                                                 -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called
 - available for sale                                147,594           70,007
Proceeds from fixed maturities sold
 - available for sale                                416,572           78,572
Proceeds from equity securities sold                   5,370               -
Proceeds from other invested assets sold               3,261                8
Cost of fixed maturities acquired - available
 for sale                                           (859,060)        (410,921)
Cost of equity securities acquired                    (9,227)              -
Cost of other invested assets acquired                  (328)            (368)
Net (purchases) sales of short-term
 securities                                         (137,219)         275,171
Net increase in unsettled securities
 transactions                                         18,879           25,136
                                                 -----------      -----------
Net cash (used in) provided by investing
 activities                                         (414,158)          37,605
                                                 -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares issued during the period               346,613            2,948
Dividends paid to shareholders                        (4,102)          (3,225)
Borrowing on revolving credit agreement               20,000           20,000
Repayments on revolving credit agreement             (20,000)        (123,000)
                                                 -----------      -----------
Net cash provided by (used in) financing
 activities                                          342,511         (103,277)
                                                 -----------      -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH               (3,979)          (4,583)
                                                 -----------      -----------

Net increase (decrease) in cash                       29,875           (6,800)

Cash, beginning of period                             71,878           76,823
                                                 -----------      -----------
Cash, end of period                              $   101,753      $    70,023
                                                 ===========      ===========

SUPPLEMENTAL CASH FLOW INFORMATION
Cash transactions:
Income taxes paid, net                           $   (17,397)     $     2,603
Interest paid                                    $    20,299      $    22,746
Non-cash financing transaction:
Issuance of common shares                        $        -       $        17

The accompanying notes are an integral part of the consolidated financial statements.

                             EVEREST RE GROUP, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

               For the Three Months Ended March 31, 2002 and 2001

1.   GENERAL

As used in this document, "Group" means Everest Re Group, Ltd., "Holdings" means Everest Reinsurance Holdings, Inc., "Everest Re" means Everest Reinsurance Company and the "Company" means Everest Re Group, Ltd. and its subsidiaries.

The consolidated financial statements of the Company for the three months ended March 31, 2002 and 2001 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the results on an interim basis. Certain financial information, which is normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America, has been omitted since it is not required for interim reporting purposes. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America. The results for the three months ended March 31, 2002 and 2001 are not necessarily indicative of the results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2001, 2000 and 1999 included in the Company's most recent Form 10-K filing.

2.   SECONDARY COMMON SHARE ISSUANCE

On November 7, 2001, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission, which provided for the issuance of up to $575 million of common equity. On February 27, 2002, pursuant to this registration statement, the Company completed a secondary offering of 5,000,000 of its common shares at a price of $69.25 per share, which resulted in $346.3 million of proceeds, before expense of approximately $0.5 million related to the offering. The Company has used the net proceeds for working capital and general corporate purposes. The remaining limit on this shelf registration statement as of March 31, 2002 is $228.7 million.

                             EVEREST RE GROUP, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

               For the Three Months Ended March 31, 2002 and 2001

3.   EARNINGS PER SHARE

Net income per common share has been computed as follows:

(shares and dollar amounts  in
thousands except per share amounts)
                                                      Three Months Ended
                                                          March 31,
                                                 ----------------------------
                                                    2002             2001
                                                 ----------------------------
Net income (numerator)                           $    61,061      $    50,130
                                                 ===========      ===========

Weighted average common and effect of
 dilutive shares used in the
 computation of net income per share:
 Average shares outstanding -
  basic (denominator)                                 48,108           46,059
 Effect of dilutive shares                               979              945
                                                 -----------      -----------
 Average shares outstanding -
  diluted (denominator)                               49,087           47,004

Net income per common share:
 Basic                                           $      1.27      $      1.09
 Diluted                                         $      1.24      $      1.07


As of March 31, 2002 and 2001, options to purchase 2,000 and 10,000 shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share for the three month period ended on such dates, because the options' exercise price was greater than the average market price of the common shares during the period.

                             EVEREST RE GROUP, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

               For the Three Months Ended March 31, 2002 and 2001

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

Management believes that these factors continue to render reserves for asbestos and environmental losses significantly less subject to traditional actuarial methods than are reserves on other types of losses. Given these uncertainties, management believes that no meaningful range for such ultimate losses can be established. The Company establishes reserves to the extent that, in the judgement of management, the facts and prevailing law reflect an exposure for the Company or its ceding companies. In connection with the acquisition of Mt. McKinley Insurance Company ("Mt. McKinley"), which has significant exposure to asbestos and environmental claims, Prudential Property and Casualty Insurance Company ("Prupac"), a subsidiary of The Prudential Insurance Company of America "(The Prudential"), provided reinsurance to Mt. McKinley covering 80% ($160.0 million) of the first $200.0 million of any adverse development of Mt. McKinley's reserves as of September 19, 2000 and The Prudential guaranteed Prupac's obligations to Mt. McKinley. Through March 31, 2002, cessions under this reinsurance agreement have reduced the available remaining limits to $131.3 million net of coinsurance. Due to the uncertainties discussed above, the ultimate losses may vary materially from current loss reserves and, depending on coverage under the Company's various reinsurance arrangements, could have a material adverse effect on the Company's future financial condition, results of operations and cash flows.

                             EVEREST RE GROUP, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

               For the Three Months Ended March 31, 2002 and 2001


The  following   table  shows  the   development  of  prior  year  asbestos  and
environmental reserves on both a gross and net of retrocessional basis for the three months ended March 31, 2002 and 2001:

(dollar amounts in thousands)                         Three Months Ended
                                                           March 31,
                                                    2002             2001
                                                 ----------------------------
Gross basis:
Beginning of period reserves                     $   644,390      $   693,704
Incurred losses                                       10,000           12,110
Paid losses                                          (22,612)         (15,155)
                                                 ----------------------------
End of period reserves                           $   631,778      $   690,659
                                                 ============================

Net basis:
Beginning of period reserves                     $   568,592      $   628,535
Incurred losses                                        2,477            1,886
Paid losses                                          (20,493)         (13,670)
                                                 ----------------------------
End of period reserves                           $   550,576      $   616,753
                                                 ============================

At March 31, 2002, the gross reserves for asbestos and environmental losses were comprised of $109.2 million representing case reserves reported by ceding companies, $48.7 million representing additional case reserves established by the Company on assumed reinsurance claims, $152.5 million representing case reserves established by the Company on direct excess insurance claims, including Mt. McKinley, and $321.4 million representing incurred but not reported ("IBNR") reserves.

The Company is involved from time to time in ordinary routine litigation and arbitration proceedings incidental to its business. The Company does not believe that there are any other material pending legal proceedings to which it or any of its subsidiaries or their properties are subject.

The Prudential sells annuities which are purchased by property and casualty insurance companies to settle certain types of claim liabilities. In 1993 and prior years, the Company, for a fee, accepted the claim payment obligation of these property and casualty insurers, and, concurrently, became the owner of the annuity or assignee of the annuity proceeds. In these circumstances, the Company would be liable if The Prudential were unable to make the annuity payments. The estimated cost to replace all such annuities for which the Company was contingently liable at March 31, 2002 was $147.9 million.

                             EVEREST RE GROUP, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

               For the Three Months Ended March 31, 2002 and 2001

The Company has purchased annuities from an unaffiliated life insurance company to settle certain claim liabilities of the Company. Should the life insurance company become unable to make the annuity payments, the Company would be liable for those claim liabilities. The estimated cost to replace such annuities at March 31, 2002 was $14.0 million.

5.   OTHER COMPREHENSIVE INCOME

The Company's other comprehensive (loss) income is comprised as follows:

(dollar amounts in thousands)                        Three Months Ended
                                                          March 31,
                                                    2002             2001
                                                 ----------------------------
Net unrealized (depreciation)/
 appreciation of investments,
 net of deferred income taxes                   ($    67,139)     $    49,750
Currency translation adjustments,
 net of deferred income taxes                           (987)          (2,678)
                                                 ----------------------------
Other comprehensive (loss)/ income,
 net of deferred income taxes                   ($    68,126)     $    47,072
                                                 ============================

6.   CREDIT LINE

On December 21, 1999, Holdings entered into a three-year senior revolving credit facility with a syndicate of lenders (the "Credit Facility"). First Union National Bank is the administrative agent for the Credit Facility. The Credit Facility is used for liquidity and general corporate purposes. The Credit Facility provides for the borrowing of up to $150.0 million with interest at a rate selected by the Company equal to either (i) the Base Rate (as defined below) or (ii) an adjusted London InterBank Offered Rate ("LIBOR") plus a margin. The Base Rate is the higher of the rate of interest established by First Union National Bank from time to time as its prime rate or the Federal Funds rate plus 0.5% per annum. On December 18, 2000, the Credit Facility was amended to extend the borrowing limit to $235.0 million for a period of 120 days. This 120-day period expired during the three months ended March 31, 2001, after which the limit reverted to $150.0 million. The amount of margin and the fees payable for the Credit Facility depend upon Holdings' senior unsecured debt rating. Group has guaranteed all of Holdings' obligations under the Credit Facility.

                             EVEREST RE GROUP, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

               For the Three Months Ended March 31, 2002 and 2001


The Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1, Holdings to maintain a minimum interest coverage ratio of 2.5 to 1 and Everest Re to maintain its statutory surplus at $850.0 million plus 25% of aggregate net income and 25% of aggregate capital contributions.

During the three months ended March 31, 2002 and 2001, Holdings made payments on the Credit Facility of $20.0 million and $123.0 million, respectively, and made borrowings of $20.0 million and $20.0 million, respectively. As of March 31, 2002 and 2001, Holdings had outstanding Credit Facility borrowings of $105.0 million and $132.0 million, respectively. Interest expense incurred in connection with these borrowings was $0.9 million and $2.7 million for the three months ended March 31, 2002 and 2001, respectively.

7.   SENIOR NOTES

During the first quarter of 2000, Holdings completed a public offering of $200.0 million principal amount of 8.75% senior notes due March 15, 2010 and $250.0 million principal amount of 8.5% senior notes due March 15, 2005. Interest expense incurred in connection with these senior notes was $9.7 million and $9.7 million for the three months ended March 31, 2002 and 2001, respectively.

8.   SEGMENT REPORTING

The Company, through its subsidiaries, operates in five segments: U.S. Reinsurance, U.S. Insurance, Specialty Reinsurance, International Reinsurance and Bermuda. The U.S. Reinsurance operation writes property and casualty treaty reinsurance through reinsurance brokers as well as directly with ceding companies within the United States, in addition to property, casualty and specialty facultative reinsurance through brokers and directly with ceding companies within the United States. The U.S. Insurance operation writes property and casualty insurance primarily through general agent relationships and surplus lines brokers within the United States. The Specialty Reinsurance operation writes accident and health, marine, aviation and surety business within the United States and worldwide through brokers and directly with ceding companies. The International Reinsurance operation writes property and casualty reinsurance through the Company's branches in London, Canada and Singapore, in addition to foreign "home-office" business. The Bermuda operation writes property, casualty, life and annuity business through brokers and directly with ceding companies.

                             EVEREST RE GROUP, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

               For the Three Months Ended March 31, 2002 and 2001

The  non-Bermuda  segments are managed in a carefully  coordinated  fashion with strong elements of central control, including with respect to capital, investments and support operations. The Bermuda segment is managed independently with strong alignment as respects capital, investment and support operation strategies. As a result, management monitors and evaluates the financial performance of all of the Company's operating segments principally based upon their underwriting gain or loss ("underwriting results"). The Company utilizes inter-affiliate reinsurance and such reinsurance does not impact segment results as business is reported within the segment in which the business was first produced. Underwriting results include earned premium less incurred loss and loss adjustment expenses, commission and brokerage expenses and other underwriting expenses.

The following tables present the relevant underwriting results for the operating segments for the three months ended March 31, 2002 and 2001, with all dollar values presented in thousands.

                                U.S. REINSURANCE
--------------------------------------------------------------------------------
                                                       Three Months Ended
                                                              March 31,
                                                       2002              2001
                                                    ----------------------------
Earned premiums                                     $  176,558        $  109,110
Incurred losses and loss adjustment
 expenses                                              123,574            75,361
Commission and brokerage                                45,989            26,530
Other underwriting expenses                              4,169             3,240
                                                    ----------------------------
Underwriting gain                                   $    2,826        $    3,979
                                                    ============================

                                 U.S. INSURANCE
--------------------------------------------------------------------------------
                                                       Three Months Ended
                                                              March 31,
                                                       2002              2001
                                                    ----------------------------
Earned premiums                                     $  108,845        $   52,141
Incurred losses and loss adjustment
 expenses                                               80,697            37,199
Commission and brokerage                                23,697            13,538
Other underwriting expenses                              4,740             3,965
                                                    ----------------------------
Underwriting (loss)                                ($      289)      ($    2,561)
                                                    ============================

                             EVEREST RE GROUP, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

               For the Three Months Ended March 31, 2002 and 2001

                              SPECIALTY REINSURANCE
--------------------------------------------------------------------------------
                                                       Three Months Ended
                                                              March 31,
                                                       2002              2001
                                                    ----------------------------
Earned premiums                                     $  114,369        $   93,738
Incurred losses and loss adjustment
 expenses                                               86,593            74,549
Commission and brokerage                                33,242            23,935
Other underwriting expenses                              1,366             1,372
                                                    ----------------------------
Underwriting (loss)                                ($    6,832)      ($    6,118)
                                                    ============================

                            INTERNATIONAL REINSURANCE
--------------------------------------------------------------------------------
                                                       Three Months Ended
                                                              March 31,
                                                       2002              2001
                                                    ----------------------------
Earned premiums                                     $   87,275        $   73,003
Incurred losses and loss adjustment
 expenses                                               57,292            55,339
Commission and brokerage                                16,880            17,850
Other underwriting expenses                              3,009             3,167
                                                    ----------------------------
Underwriting gain (loss)                            $   10,094       ($    3,353)
                                                    ============================

                                     BERMUDA
--------------------------------------------------------------------------------
                                                       Three Months Ended
                                                              March 31,
                                                       2002              2001
                                                    ----------------------------
Earned premiums                                     $    4,161        $      501
Incurred  losses and loss adjustment
 expenses                                                4,350               678
Commission and brokerage                                 1,201               104
Other underwriting expenses                                374               806
                                                    ----------------------------
Underwriting (loss)                                ($    1,764)      ($    1,087)
                                                    ============================

                             EVEREST RE GROUP, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

               For the Three Months Ended March 31, 2002 and 2001

The following table reconciles the underwriting results for the operating segments to income before tax as reported in the consolidated statements of operations and comprehensive income, with all dollar values presented in thousands:

                                                    ----------------------------
                                                       Three Months Ended
                                                              March 31,
                                                       2002              2001
                                                    ----------------------------
Underwriting gain (loss)                            $    4,035       ($    9,140)
Net investment income                                   85,540            86,155
Realized (loss)                                         (3,855)           (5,057)
Net derivative (expense)                                  (250)             (727)
Corporate expenses                                        (467)             (546)
Interest expense                                       (10,637)          (12,421)
Other income                                             1,337               868
                                                    ----------------------------
Income before taxes                                 $   75,703        $   59,132
                                                    ============================

The Company writes premium in the United States, Bermuda and international markets. The revenues, net income and identifiable assets of the individual foreign countries in which the Company writes business are not material to the Company's financial condition, results of operations and cash flows.

9.   DERIVATIVES

The Company has in its product portfolio three credit default swaps, which it no longer offers, and five specialized equity put options. These products meet the definition of a derivative under Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). The Company's position in these contracts is unhedged and is accounted for as derivatives in accordance with FAS 133. Accordingly, these contracts are carried at fair value with changes in fair value recorded in the statement of operations.

The Company's three credit default swap contracts provide credit default protection on a portfolio of referenced securities. Due to changing credit market conditions and defaults, the Company recorded net losses from these contracts of $0.3 million and $0.7 million in the three months ended March 31, 2002 and 2001, respectively, to reflect them at fair value.

                             EVEREST RE GROUP, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

               For the Three Months Ended March 31, 2002 and 2001


10.  NEW ACCOUNTING PRONOUNCEMENT

In June 2001, the Financial Accounting Standards Board ("FASB") issued FAS 142, "Goodwill and Other Intangible Assets". FAS 142 established new accounting and reporting standards for acquired goodwill and other intangible assets. It requires that an entity determine if the goodwill or other intangible asset has an indefinite useful life or a finite useful life. Those with indefinite useful lives are not be subject to amortization and must be tested annually for impairment. Those with finite useful lives are subject to amortization and must be tested annually for impairment. This statement is effective for all fiscal quarters of all fiscal years beginning after December 15, 2001. The Company adopted FAS 142 on January 1, 2002. The implementation of this statement has not had a material impact on the financial position, results of operations or cash flows of the Company.

11.  RELATED-PARTY TRANSACTIONS

During the normal course of business, the Company, through its affiliates, engages in what management believes to be arm's-length reinsurance and brokerage and commission business transactions with companies controlled by or affiliated with its outside directors. Such transactions, individually and in the aggregate, are immaterial to the Company's financial condition, results of operations and cash flows.

Part I - Item 2

                             EVEREST RE GROUP, LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

INDUSTRY CONDITIONS

The worldwide reinsurance and insurance businesses are highly competitive yet cyclical by product and market. The terrorist attacks on September 11, 2001 (the "September 11th attacks") resulted in losses which reduced industry capacity and were of sufficient magnitude to cause most individual companies to reassess their capital position, tolerance for risk, exposure control mechanisms and the pricing terms and conditions at which they are willing to take on risk. The gradual and variable improving trend that had been apparent through 2000 and earlier in 2001 firmed significantly. This firming generally took the form of immediate and significant upward pressure on prices, more restrictive terms and conditions and a reduction of coverage limits and capacity availability. Such pressures were widespread with variability depending on the product and markets involved, but mainly depending on the characteristics of the underlying risk exposures. The magnitude of the changes was sufficient to create temporary disequilibrium in some markets as individual buyers and sellers adapted to changes in both their internal and market dynamics.

These changes reflect a reversal of the general trend from 1987 through 1999 toward increasingly competitive global market conditions across most lines of business as reflected by decreasing prices and broadening contract terms. The earlier trend resulted from a number of factors, including the emergence of significant reinsurance capacity in Bermuda, changes in the Lloyds market, consolidation and increased capital levels in the insurance and reinsurance industries, as well as the emergence of new reinsurance and financial products addressing traditional exposures in alternative fashions. Many of these factors continue to exist and may be amplified as the result of market changes since the September 11th attacks. As a result, although the Company is encouraged by the recent improvements, and more generally, current market conditions, the Company cannot predict with any reasonable certainty whether and to what extent these improvements will persist.

SEGMENT INFORMATION

The Company, through its subsidiaries, operates in five segments: U.S. Reinsurance, U.S. Insurance, Specialty Reinsurance, International Reinsurance and Bermuda. The U.S. Reinsurance operation writes property and casualty treaty reinsurance through reinsurance brokers as well as directly with ceding companies within the United States, in addition to property, casualty and specialty facultative reinsurance through brokers and directly with ceding companies within the United States. The U.S. Insurance operation writes property and casualty insurance primarily through general agent relationships and surplus lines brokers within the United States. The Specialty Reinsurance operation writes accident and health ("A&H"), marine, aviation and surety business within the United States and worldwide through brokers and directly with ceding companies. The International Reinsurance operation writes property and casualty reinsurance through the Company's branches in London, Canada and Singapore, in addition to foreign "home-office" business. The Bermuda operation writes property, casualty, life and annuity business through brokers and directly with ceding companies.

The  non-Bermuda  segments are managed in a carefully  coordinated  fashion with strong elements of central control, including with respect to capital, investments and support operations. The Bermuda segment is managed independently with strong alignment as respects capital, investment and support operation strategies. As a result, management monitors and evaluates the financial performance of all of the Company's operating segments principally based upon their underwriting results. The Company utilizes inter-affiliate reinsurance and such reinsurance does not impact segment results as business is reported within the segment in which the business was first produced.

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

PREMIUMS. Gross premiums written increased 42.2% to $596.3 million in the three months ended March 31, 2002 from $419.4 million in the three months ended March 31, 2001 as the Company took advantage of selected growth opportunities, while continuing to maintain a disciplined underwriting approach. Premium growth areas included a 56.3% ($71.6 million) increase in the U.S. Insurance operation, principally attributable to growth in workers' compensation insurance, a 50.3% ($60.8 million) increase in the U.S. Reinsurance operation primarily reflecting growth across casualty lines, a 26.2% ($19.7 million) increase in the International Reinsurance operation, mainly attributable to growth in the London, Canada and Latin American markets, a 22.7% ($21.7 million) increase in the Specialty Reinsurance operation, principally attributable to growth in A&H medical stop loss business and a $3.0 million increase in the Bermuda operation. The Company continued to decline business that did not meet its objectives regarding underwriting profitability.

Ceded premiums decreased to $31.3 million in the three months ended March 31, 2002 from $32.1 million in the three months ended March 31, 2001. This decrease was principally attributable to a decrease in ceded premium in the U.S. Insurance operation as a result of changes in this segment's specific reinsurance programs.

Net premiums written increased by 45.9% to $565.0 million in the three months ended March 31, 2002 from $387.3 million in the three months ended March 31, 2001. This increase was consistent with the increase in gross premiums written and the decrease in ceded premiums.

PREMIUM REVENUES. Net premiums earned increased by 49.5% to $491.2 million in the three months ended March 31, 2002 from $328.5 million in the three months ended March 31, 2001. Contributing to this increase was a 108.8% ($56.7 million) increase in the U.S. Insurance operation, a 61.8% ($67.4 million) increase in the U.S. Reinsurance operation, a 22.0% ($20.6 million) increase in the
Specialty Reinsurance operation, a 19.5% ($14.3 million) increase in the International Reinsurance operation and a $3.7 million increase in the Bermuda operation. All of these changes reflect period to period changes in net written premiums and business mix together with normal variability in earnings patterns. Business mix changes occur not only as the Company shifts emphasis between products, lines of business, distribution channels and markets but also as individual contracts renew or non-renew, almost always with changes in coverage, structure, prices and/or terms, and as new contracts are accepted with coverages, structures, prices and/or terms different from those of expiring contracts. As premium reporting and earnings and loss and commission characteristics derive from the provisions of individual contracts, the continuous turnover of individual contracts, arising from both strategic shifts and day to day underwriting, can and does introduce appreciable background variability in various underwriting line items.

EXPENSES. Incurred loss and loss adjustment expenses ("LAE") increased by 45.0% to $352.5 million in the three months ended March 31, 2002 from $243.1 million in the three months ended March 31, 2001. The increase in incurred losses and LAE was principally attributable to the increase in net premiums earned and also reflects the impact of changes in the Company's mix of business. Incurred losses and LAE include catastrophe losses, which include the impact of both current period events, and favorable and unfavorable development on prior period events and are net of reinsurance. A catastrophe is an event that causes a pre-tax loss on property exposures of at least $5.0 million and has an event date of January 1, 1988 or later. Catastrophe losses, net of contract specific cessions but before cessions under the corporate retrocessional program, were $1.4 million in the three months ended March 31, 2002 compared to net catastrophe losses of $14.9 million in the three months ended March 31, 2001. Incurred losses and LAE for the three months ended March 31, 2002 reflected ceded losses and LAE of $38.0 million compared to ceded losses and LAE in the three months ended March 31, 2001 of $32.2 million.

Contributing to the increase in incurred losses and LAE in the three months ended March 31, 2002 from the three months ended March 31, 2001 were a 116.9% ($43.5 million) increase in the U.S. Insurance operation principally reflecting increased premium volume coupled with changes in this segments specific reinsurance programs, a 64.0% ($48.2 million) increase in the U.S. Reinsurance operation, a 16.2% ($12.0 million) increase in the Specialty Reinsurance operation principally attributable to increased premium volume in A&H business, a 3.5% ($2.0 million) increase in the International operation reflecting increased premium volume, offset by lower catastrophe losses and a $3.7 million increase in the Bermuda operation. Incurred losses and LAE for each operation were also impacted by variability relating to changes in the level of premium volume and mix of business by class and type.

The Company's loss and LAE ratio ("loss ratio"), which is calculated by dividing incurred losses and LAE by premiums earned, decreased by 2.3 percentage points to 71.8% in the three months ended March 31, 2002 from 74.1% in the three months ended March 31, 2001 reflecting the incurred losses and LAE discussed above. The following table shows the loss ratios for each of the Company's operating segments for the three months ended March 31, 2002 and 2001. The loss ratios for all operations were impacted by the factors noted above.

                          Operating Segment Loss Ratios
--------------------------------------------------------------------------------
        Segment                                    2002                     2001
--------------------------------------------------------------------------------
U.S. Reinsurance                                   70.0%                    69.1%
U.S. Insurance                                     74.1%                    71.3%
Specialty Reinsurance                              75.7%                    79.5%
International Reinsurance                          65.6%                    75.8%
Bermuda                                           104.5%                     N/M

Underwriting expenses increased by 42.2% to $135.1 million in the three months ended March 31, 2002 from $95.1 million in the three months ended March 31,
2001. Commission, brokerage, taxes and fees increased by $39.1 million, principally reflecting increases in premium volume and changes in the mix of business. Other underwriting expenses increased by $1.0 million as the Company has expanded its business volume and operations. Contributing to these underwriting expense increases were a 68.5% ($20.4 million) increase in the U.S. Reinsurance operation, a 62.5% ($10.9 million) increase in the U.S. Insurance operation, a 36.8% ($9.3 million) increase in the Specialty Reinsurance operation and a $0.7 million increase in the Bermuda operation. These increases were partially offset by a 5.4% ($1.1 million) decrease in the International operation. The changes for each operation's expenses principally resulted from changes in commission expenses related to changes in premium volume and business mix by class and type and, in some cases, changes in the use of specific reinsurance and the underwriting performance of the underlying business. The Company's expense ratio, which is calculated by dividing underwriting expenses by premiums earned, was 27.5% for the three months ended March 31, 2002 compared to 28.9% for the three months ended March 31, 2001.

The Company's combined ratio, which is the sum of the loss and expense ratios, decreased by 3.7 percentage points to 99.3% in the three months ended March 31, 2002 compared to 103.0% in the three months ended March 31, 2001. The following table shows the combined ratios for each of the Company's operating segments for the three months ended March 31, 2002 and 2001. The combined ratios for all operations were impacted by the loss and expense ratio variability noted above.

                        Operating Segment Combined Ratios
--------------------------------------------------------------------------------
        Segment                                    2002                     2001
--------------------------------------------------------------------------------
U.S. Reinsurance                                   98.4%                    96.4%
U.S. Insurance                                    100.3%                   104.9%
Specialty Reinsurance                             106.0%                   106.5%
International Reinsurance                          88.4%                   104.6%
Bermuda                                           142.4%                     N/M

INVESTMENT RESULTS. Net investment income decreased 0.7% to $85.5 million in the three months ended March 31, 2002 from $86.2 million in the three months ended March 31, 2001, principally reflecting the effects of the lower interest rate environment, partially offset by the effects of investing the $448.1 million of cash flow from operations in the twelve months ended March 31, 2002. The following table shows a comparison of various investment yields as of March 31, 2002 and December 31, 2001, respectively, and for the periods ended March 31, 2002 and 2001, respectively.

                                                         2002               2001
                                                         -----------------------
Imbedded pre-tax yield of cash and invested
 assets at March 31, 2002 and December 31, 2001           6.0%               6.0%
Imbedded after-tax yield of cash and invested
 assets at March 31, 2002 and December 31, 2001           5.0%               5.0%
Annualized pre-tax yield on average cash and
 invested assets for the three months ended March 31,
 2002 and 2001                                            5.9%               6.4%
Annualized after-tax yield on average cash and
 invested assets for the three months ended March 31,
 2002 and 2001                                            4.8%               5.2%

Net realized capital losses were $3.9 million in the three months ended March 31, 2002, reflecting realized capital losses on the Company's investments of $9.7 million, which included $3.8 million relating to write-downs in the value of securities deemed to be other than temporary, partially offset by $5.8 million of realized capital gains, compared to net realized capital losses of $5.1 million in the three months ended March 31, 2001. The net realized capital gains in the three months ended March 31, 2001 reflected realized capital losses of $5.7 million, partially offset by $0.6 million of realized capital gains.

Interest expense for the three months ended March 31, 2002 was $10.6 million compared to $12.4 million for the three months ended March 31, 2001. Interest expense for the three months ended March 31, 2002 reflects $9.7 million relating to Holdings' issuance of senior notes and $0.9 million relating to Holdings' borrowings under it's revolving credit facility. Interest expense for the three months ended March 31, 2001 reflects $9.7 million relating to Holdings' issuance of senior notes and $2.7 million relating to Holdings' borrowings under its revolving credit facility.

Other income for the three months ended March 31, 2002 was $1.3 million compared to $0.9 million for the three months ended March 31, 2001. Significant contributors to other income for the three months ended March 31, 2002 were foreign exchange gains as well as financing fees, partially offset by the establishment of uncollectible audit premium reserves in the U.S. Insurance operation and the amortization of deferred expenses relating to Holdings' issuance of senior notes. Other income for the three months ended March 31, 2001 principally included foreign exchange gains and financing fees, partially offset by the amortization of deferred expenses relating to Holdings' issuance of senior notes. The foreign exchange gains for both periods are attributable to fluctuations in foreign currency exchange rates.

The Company has a small number of credit default swaps, which it no longer offers, and specialized equity put options in its product portfolio. These products meet the definition of a derivative under FAS 133. Net derivative expense, essentially reflecting changes in fair value, from these transactions for the three months ended March 31, 2002 was $0.3 million compared to $0.7 million for the three months ended March 31, 2001.

INCOME TAXES. The Company recognized income tax expense of $14.6 million in the three months ended March 31, 2002 compared to $9.0 million in the three months ended March 31, 2001 principally reflecting improved underwriting results, decreased interest expense and taxable capital gains.

NET INCOME. Net income was $61.1 million in the three months ended March 31, 2002 compared to $50.1 million in the three months ended March 31, 2001. This increase generally reflects the improved underwriting results and decreased interest expense.


FINANCIAL CONDITION

INVESTED ASSETS. Aggregate invested assets, including cash and short-term investments, were $6,152.7 million at March 31, 2002 and $5,783.5 million at December 31, 2001. The increase in invested assets between December 31, 2001 and March 31, 2002 resulted primarily from $346.3 million of proceeds from the Company's secondary offering of 5,000,000 common shares on February 27, 2002 and

$105.5 million in cash flows from operations generated during the three months ended March 31, 2002, partially offset by $90.7 million in net unrealized depreciation of the Company's investments.

LOSS AND LAE RESERVES. Gross loss and LAE reserves totaled $4,341.4 million at March 31, 2002 and $4,278.3 million at December 31, 2001. The increase during the three months ended March 31, 2002 was primarily attributable to increased earned premiums and normal variability in claim settlements.

SHAREHOLDERS' EQUITY. The Company's shareholders' equity increased to $2,056.0 million as of March 31, 2002, from $1,720.5 million as of December 31, 2001, principally reflecting $346.3 million of proceeds from the Company's secondary offering of 5,000,000 common shares on February 27, 2002 and net income of $61.1 million for the three months ended March 31, 2002, partially offset by net unrealized depreciation of $67.1 million on the Company's investments. Dividends of $4.1 million were declared and paid by the Company in the three months ended March 31, 2002. At March 31, 2002, 2.180 million shares remained available for repurchase under the Company's existing repurchase authorization.

LIQUIDITY AND CAPITAL RESOURCES

CAPITAL. The Company's business operations are in part dependent on the Company's financial strength, and the market's perception thereof, as measured in part by shareholders' equity, which was $2,056.0 million and $1,720.5 million at March 31, 2002 and December 31, 2001, respectively. The Company has flexibility with respect to capitalization as the result of its perceived financial strength, including its financial strength ratings as assign by independent rating agencies, and its access to the debt and equity markets. The Company continuously monitors its capital and financial position, as well as investment and security market conditions, in general and with respect to the Company's securities, and responds accordingly. On November 7, 2001, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission, which provided for the issuance of up to $575 million of common equity. On February 27, 2002, pursuant to this registration statement, the Company completed an offering of 5,000,000 of its common shares at a price of $69.25 per share, which resulted in $346.3 million of proceeds before expenses of approximately $0.5 million related to the offering. The Company has used the net proceeds for working capital and general corporate purposes. The remaining limit on this shelf registration statement as of March 31, 2002 is $228.7 million.

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

The Company's liquidity requirements are met on both a short- and long-term basis by funds provided by premiums collected, investment income, collected reinsurance receivables balances and from the sale and maturity of investments together with the availability of funds under the Company's revolving credit facility. The Company's net cash flows from operating activities were $105.5 million and $63.5 million in the three months ended March 31, 2002 and 2001, respectively. The following table shows cash flows from operating activities, as well as the impacts of select transactions on those cash flows, for the three months ended March 31, 2002 2001.

--------------------------------------------------------------------------------
                                                       2002               2001
--------------------------------------------------------------------------------
Cash flow from operations                            $  105.5           $   63.5
 Catastrophe loss payments                               15.8                4.0
 Derivative settlement payments                          23.6                 -
 Net tax payments                                       (17.4)               2.6
                                                     ---------------------------
Cash flow from operations, net of adjustments        $  127.5           $   70.1
                                                     ---------------------------

Management believes that net cash flows from operating activities are generally consistent with expectations given the Company's investment strategies, mix of business and the normal variability of premium collections and the payout of loss reserves.

Proceeds from sales, calls and maturities and investment asset acquisitions were $591.7 million and $1,005.8 million, respectively, in the three months ended March 31, 2002, compared to $448.9 million and $411.3 million, respectively, in the three months ended March 31, 2001.

On December 21, 1999, Holdings entered into a three-year senior revolving credit facility with a syndicate of lenders (the "Credit Facility). First Union National Bank is the administrative agent for the Credit Facility. The Credit Facility is used for liquidity and general corporate purposes. The Credit Facility provides for the borrowing of up to $150.0 million with interest at a rate selected by Holdings equal to either (i) the Base Rate (as defined below) or (ii) an adjusted London InterBank Offered Rate ("LIBOR") plus a margin. The Base Rate is the higher of the rate of interest established by First Union National Bank from time to time as its prime rate or the Federal Funds rate plus 0.5% per annum. On December 18, 2000, the Credit Facility was amended to extend the borrowing limit to $235.0 million for a period of 120 days. This 120-day period expired during the three months ended March 31, 2001 after which the limit reverted to $150.0 million. The amount of margin and the fees payable for the Credit Facility depend upon Holdings' senior unsecured debt rating. Group has guaranteed all of Holdings' obligations under the Credit Facility.

The Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1, Holdings to maintain a minimum interest coverage ratio of 2.5 to 1 and Everest Re to maintain its statutory surplus at $850.0 million plus 25% of aggregate net income and 25% of aggregate capital contributions.

During the three months ended March 31, 2002 and 2001, Holdings made payments on the Credit Facility of $20.0 million and $123.0 million, respectively, and made borrowings of $20.0 million and $20.0 million, respectively. As of March 31, 2002 and 2001, Holdings had outstanding Credit Facility borrowings of $105.0 million and $132.0 million, respectively. Interest expense incurred in connection with these borrowings was $0.9 million and $2.7 million for the three months ended March 31, 2002 and 2001, respectively.

During the first quarter of 2000, Holdings completed a public offering of $200.0 million principal amount of 8.75% senior notes due March 15, 2010 and $250.0 million principal amount of 8.5% senior notes due March 15, 2005. Interest expense incurred in connection with these senior notes was $9.7 million and $9.7 million for the three months ended March 31, 2002 and 2001, respectively.

MARKET SENSITIVE INSTRUMENTS. The Company's risks associated with market sensitive instruments have not changed materially since the period ended December 31, 2001.

SAFE HARBOR DISCLOSURE. This report contains forward-looking statements within the meaning of the U.S. federal securities laws. The Company intends these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the federal securities laws. In some cases, these statements can be identified by the use of forward-looking words such as "may", "will", "should", "could", "anticipate", "estimate", "expect", "plan", "believe", "predict", "potential" and "intend". Forward-looking statements contained in this report include information regarding the Company's reserves for losses and LAE and estimates of the Company's catastrophe exposure. Forward-looking statements only reflect the Company's expectations and are not guarantees of performance. These statements involve risks, uncertainties and assumptions. Actual events or results may differ materially from the Company's expectations. Important factors that could cause actual events or results to be materially different from the Company's expectations include those discussed below under the caption "Risk Factors". The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Part I - Item 3

                             EVEREST RE GROUP, LTD.
                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK


MARKET RISK INSTRUMENTS. The Company's risks associated with market sensitive instruments have not changed materially since the period ended December 31, 2001.

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

Part II - ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)        Exhibit Index:

          Exhibit No.       Description                           Location
          -----------       -----------                           --------

          11.1              Statement regarding computation       Filed herewith
                             of per share earnings


b) A report on Form 8-K dated February 19, 2002 was filed on February 19, 2002 reporting the Company's fourth quarter results and an increase in the dividend.

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

                                           Everest Re Group, Ltd.
                                               (Registrant)





                                       /S/ STEPHEN L. LIMAURO
                                           -------------------------------------
                                           Stephen L. Limauro
                                           Duly Authorized Officer and Principal
                                           Accounting Officer

                                           Executive Vice President and Chief
                                           Financial Officer





Dated:  May 7, 2002