Form 10-Q
period 2002-06-30
EVEREST RE GROUP LTD
filed 2002-08-13
CIK 1095073

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:                                   Commission File Number:
   JUNE 30, 2002                                               1-15731
----------------------                                   -----------------------

                             EVEREST RE GROUP, LTD.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


          Bermuda                                             98-0365432
---------------------------                         ----------------------------
(State or other juris-                              (IRS Employer Identification
diction of incorporation                               Number)
    or organization)

                  c/o ABG Financial & Management Services, Inc.
                                  Parker House
                        Wildey Business Park, Wildey Road
                              St. Michael, Barbados
                                 (246) 228-7398
        (Address,including zip code, and telephone number, including area code, of registrant's principal executive office)

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

                        YES    X                  NO
                            -------                  -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                    Number of Shares Outstanding
                  Class                                 at August 13, 2002
                  -----                             ----------------------------

COMMON SHARES,     $.01 PAR VALUE                             50,870,431

                             EVEREST RE GROUP, LTD.

                               INDEX TO FORM 10-Q

                                     PART I

                              FINANCIAL INFORMATION
                              ---------------------
                                                                            Page
                                                                            ----
ITEM 1.  FINANCIAL STATEMENTS
         --------------------

         Consolidated Balance Sheets at June 30, 2002 (unaudited)
           and December 31, 2001                                               3

         Consolidated  Statements of Operations  and  Comprehensive Income
           for the three months and six months ended
           June 30, 2002 and 2001 (unaudited)                                  4

         Consolidated  Statements of Changes in Shareholders'
           Equity for the three months and six months ended
           June 30, 2002 and 2001 (unaudited)                                  5

         Consolidated  Statements of Cash Flows for the three
           months and six months ended
           June 30, 2002 and 2001 (unaudited)                                  6

         Notes to Consolidated Interim Financial Statements (unaudited)        7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         ------------------------------------
         OF FINANCIAL CONDITION AND RESULTS OF
         -------------------------------------
         OPERATIONS                                                           17
         ----------

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ----------------------------------------
         ABOUT MARKET RISK                                                    30
         -----------------

                                     PART II

                                OTHER INFORMATION
                                -----------------

ITEM 1.  LEGAL PROCEEDINGS                                                    31
         -----------------

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                          None
         -----------------------------------------

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                    None
         -------------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
         ----------------------------------
         SECURITY HOLDERS                                                   None
         ----------------

ITEM 5.  OTHER INFORMATION                                                  None
         -----------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                     31
         --------------------------------

Part I - Item 1
                             EVEREST RE GROUP, LTD.
                           CONSOLIDATED BALANCE SHEETS
               (Dollars in thousands, except par value per share)


                                                                 June 30,          December 31,
                                                               ------------        ------------
                                                                   2002                2001
                                                               ------------        ------------
                                                                (unaudited)
ASSETS:
Fixed maturities - available for sale, at market value
 (amortized cost: 2002, $5,721,680; 2001, $5,288,860)          $  5,861,756        $  5,461,584
Equity securities, at market value (cost: 2002,
 $56,384; 2001, $66,357)                                             52,641              67,311
Short-term investments                                              344,607             148,851
Other invested assets                                                34,639              33,899
Cash                                                                124,931              71,878
                                                               ------------        ------------
   Total investments and cash                                     6,418,574           5,783,523

Accrued investment income                                            87,722              83,088
Premiums receivable                                                 555,818             468,897
Reinsurance receivables                                             945,127             895,061
Funds held by reinsureds                                            129,416             149,969
Deferred acquisition costs                                          165,073             130,709
Prepaid reinsurance premiums                                         43,061              47,185
Deferred tax asset                                                  192,709             178,507
Other assets                                                         82,552              59,221
                                                               ------------        ------------
TOTAL ASSETS                                                   $  8,620,052        $  7,796,160
                                                               ============        ============

LIABILITIES:
Reserve for losses and adjustment expenses                     $  4,438,562        $  4,278,267
Future policy benefit reserve                                       243,294             238,753
Unearned premium reserve                                            658,221             489,171
Funds held under reinsurance treaties                               277,938             267,105
Losses in the course of payment                                      60,697              89,492
Contingent commissions                                                3,372               2,119
Other net payable to reinsurers                                      53,830              66,462
Current federal income taxes                                           (646)            (30,459)
8.5% Senior notes due 3/15/2005                                     249,736             249,694
8.75% Senior notes due 3/15/2010                                    199,117             199,077
Revolving credit agreement borrowings                               105,000             105,000
Accrued interest on debt and borrowings                              11,910              11,944
Other liabilities                                                   173,039             109,013
                                                               ------------        ------------
   Total liabilities                                              6,474,070           6,075,638
                                                               ------------        ------------


SHAREHOLDERS' EQUITY:
Preferred shares, par value: $0.01; 50 million
 shares authorized; no shares issued and outstanding                  -                   -
Common shares, par value: $0.01; 200 million shares
 authorized; 51.3 million shares issued in 2002 and
 46.3 million shares issued in 2001                                     513                 463
Additional paid-in capital                                          617,880             269,945
Unearned compensation                                                  (103)               (115)
Accumulated other comprehensive income, net of
 deferred income taxes of $35.7 million in 2002 and
 $40.8 million in 2001                                               85,082             113,880
 Retained earnings                                                1,442,665           1,336,404
Treasury shares, at cost; 0.0 million shares in 2002 and
 2001                                                                   (55)                (55)
                                                               ------------        ------------
   Total shareholders' equity                                     2,145,982           1,720,522
                                                               ------------        ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $  8,620,052        $  7,796,160
                                                               ============        ============

The accompanying notes are an integral part of the consolidated financial statements.

                             EVEREST RE GROUP, LTD.
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                (Dollars in thousands, except per share amounts)



                                                                  Three Months Ended                    Six Months Ended
                                                                         June 30,                            June 30,
                                                               -------------------------           -------------------------
                                                                  2002           2001                 2002           2001
                                                               ----------     ----------           ----------     ----------
                                                                      (unaudited)                         (unaudited)
REVENUES:
Premiums earned                                                $  502,330     $  392,797           $  993,538     $  721,290
Net investment income                                              90,830         87,095              176,370        173,250
Net realized capital (loss) gain                                  (31,008)         3,936              (34,863)        (1,121)
Net derivative (expense) income                                    (4,890)            43               (5,140)          (684)
Other (expense) income                                             (2,908)         1,120               (1,571)         1,988
                                                               ----------     ----------           ----------     ----------
Total revenues                                                    554,354        484,991            1,128,334        894,723
                                                               ----------     ----------           ----------     ----------

CLAIMS AND EXPENSES:
Incurred loss and loss adjustment expenses                        353,177        291,947              705,683        535,073
Commission, brokerage, taxes and fees                             120,320         97,122              241,329        179,079
Other underwriting expenses                                        16,724         14,499               30,849         27,595
Interest expense on senior notes                                    9,728          9,726               19,456         19,450
Interest expense on credit facility                                   853          1,819                1,762          4,516
                                                               ----------     ----------           ----------     ----------
Total claims and expenses                                         500,802        415,113              999,079        765,713
                                                               ----------     ----------           ----------     ----------

INCOME BEFORE TAXES                                                53,552         69,878              129,255        129,010

Income tax expense                                                    145         12,587               14,787         21,589
                                                               ----------     ----------           ----------     ----------
NET INCOME                                                     $   53,407     $   57,291           $  114,468     $  107,421
                                                               ==========     ==========           ==========     ==========


Other comprehensive income (loss), net of tax                      39,328        (30,726)             (28,798)        16,346
                                                               ----------     ----------           ----------     ----------
COMPREHENSIVE INCOME                                           $   92,735     $   26,565           $   85,670     $  123,767
                                                               ==========     ==========           ==========     ==========


PER SHARE DATA:
   Average shares outstanding (000's)                              51,301         46,141               49,713         46,100
   Net income per common share - basic                         $     1.04     $     1.24           $     2.30     $     2.33
                                                               ==========     ==========           ==========     ==========


   Average diluted shares outstanding (000's)                      52,177         47,088               50,633         47,046
   Net income per common share - diluted                       $     1.02     $     1.22           $     2.26     $     2.28
                                                               ==========     ==========           ==========     ==========

The accompanying notes are an integral part of the consolidated financial statements.

                             EVEREST RE GROUP, LTD.
                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                (Dollars in thousands, except per share amounts)



                                                                  Three Months Ended          Six Months Ended
                                                                       June 30,                   June 30,
                                                              --------------------------  -------------------------
                                                                   2002          2001         2002         2001
                                                              ------------  ------------  ------------ ------------
                                                                      (unaudited)                (unaudited)
COMMON SHARES (shares outstanding):
Balance, beginning of period                                    51,286,465    46,096,378    46,269,015   46,029,354
Issued during the period                                            33,074       109,255     5,050,524      176,279
                                                              ------------  ------------  ------------ ------------
Balance, end of period                                          51,319,539    46,205,633    51,319,539   46,205,633
                                                              ============  ============  ============ ============



COMMON SHARES (par value):
Balance, beginning of period                                  $        513   $       461   $       463  $       460
Issued during the period                                                 -             1            50            2
                                                              ------------  ------------  ------------ ------------
Balance, end of period                                                 513           462           513          462
                                                              ------------  ------------  ------------ ------------

ADDITIONAL PAID IN CAPITAL:
Balance, beginning of period                                       616,508       262,905       269,945      259,958
Common shares issued during the period                               1,372         4,347       347,935        7,294
                                                              ------------  ------------  ------------ ------------
Balance, end of period                                             617,880       267,252       617,880      267,252
                                                              ------------  ------------  ------------ ------------

UNEARNED COMPENSATION:
Balance, beginning of period                                          (115)         (153)         (115)        (170)
Net increase during the period                                          12            17            12           34
                                                              ------------  ------------  ------------ ------------
Balance, end of period                                                (103)         (136)         (103)        (136)
                                                              ------------  ------------  ------------ ------------

ACCUMULATED OTHER COMPREHENSIVE INCOME,
 NET OF DEFERRED INCOME TAXES:
Balance, beginning of period                                        45,754       119,918       113,880       72,846
Net increase (decrease) during the period                           39,328       (30,726)      (28,798)      16,346
                                                              ------------  ------------  ------------ ------------
Balance, end of period                                              85,082        89,192        85,082       89,192
                                                              ------------  ------------  ------------ ------------


RETAINED EARNINGS:
Balance, beginning of period                                     1,393,363     1,297,218     1,336,404    1,250,313
Net income                                                          53,407        57,291       114,468      107,421
Dividends declared ($0.08 and $0.16 per share in 2002
 and $0.07 and $0.14 per share in 2001)                             (4,105)       (3,228)       (8,207)      (6,453)
                                                              ------------  ------------  ------------ ------------
Balance, end of period                                           1,442,665     1,351,281     1,442,665    1,351,281
                                                              ------------  ------------  ------------ ------------


TREASURY SHARES AT COST:
Balance, beginning of period                                           (55)          (55)          (55)         (55)
                                                              ------------  ------------  ------------ ------------
Balance, end of period                                                 (55)          (55)          (55)         (55)
                                                              ------------  ------------  ------------ ------------

TOTAL SHAREHOLDERS' EQUITY, END OF PERIOD                     $  2,145,982  $  1,707,996  $  2,145,982 $  1,707,996
                                                              ============  ============  ============ ============


The accompanying notes are an integral part of the consolidated financial statements.

                             EVEREST RE GROUP, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                                 Three Months Ended            Six Months Ended
                                                                      June 30,                     June 30,
                                                              -------------------------   --------------------------
                                                                  2002          2001          2002           2001
                                                              -----------   -----------   ------------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:                                (unaudited)                  (unaudited)
Net income                                                    $    53,407   $    57,291    $   114,468    $  107,421
  Adjustments to reconcile net income to net cash provided
   by operating activities:
  (Increase) in premiums receivable                               (19,091)      (26,118)       (85,355)      (42,802)
  Decrease in funds held, net                                      12,931        21,969         32,911        17,928
  (Increase) in reinsurance receivables                           (13,370)      (50,382)       (42,924)      (67,116)
  (Increase) in deferred tax asset                                (34,238)      (35,018)        (9,080)      (31,901)
  Increase in reserve for losses and loss adjustment expenses      70,680        65,484        138,207        71,460
  (Decrease) increase in future policy benefit reserve               (171)        7,354          4,541        22,975
  Increase in unearned premiums                                    93,237        37,183        168,015       105,355
  (Increase) decrease in other assets and liabilities             (22,710)        8,387        (76,592)      (36,767)
  Non cash compensation expense                                        12            17             12            34
  Accrual of bond discount/amortization of bond premium            (2,157)       (1,938)        (4,068)       (3,998)
  Amortization of underwriting discount on senior notes                41            37             82            75
  Realized capital losses (gains)                                  31,008        (3,936)        34,863         1,121
                                                              -----------   -----------    -----------    ----------

Net cash provided by operating activities                         169,579        80,330        275,080       143,785
                                                              -----------   -----------    -----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called -
 available for sale                                               128,401       225,087        275,995       295,094
Proceeds from fixed maturities sold - available for sale          629,259       136,881      1,045,831       215,453
Proceeds from equity securities sold                               14,570        28,949         19,940        28,949
Proceeds from other invested assets sold                                4            15          3,265            23
Cost of fixed maturities acquired - available for sale           (914,099)     (430,817)    (1,773,159)     (841,738)
Cost of equity securities acquired                                    (71)      (20,027)        (9,298)      (20,027)
Cost of other invested assets acquired                             (3,148)       (1,439)        (3,476)       (1,807)
Net (purchases) sales of short-term securities                    (57,677)     (119,072)      (194,896)      156,099
Net increase in unsettled securities transactions                  49,919        47,690         68,798        72,826
                                                              -----------   -----------    -----------    ----------

Net cash (used in) investing activities                          (152,842)     (132,733)      (567,000)      (95,128)
                                                              -----------   -----------    -----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares issued during the period                              1,372         4,348        347,985         7,296
Dividends paid to shareholders                                     (4,105)       (3,228)        (8,207)       (6,453)
Borrowing on revolving credit agreement                                 -         2,000         20,000        22,000
Repayments on revolving credit agreement                                -             -        (20,000)     (123,000)
                                                              -----------    ----------    -----------    ----------

Net cash (used in) provided by financing activities                (2,733)        3,120        339,778      (100,157)
                                                              -----------    ----------    -----------    ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                             9,174        (2,619)         5,195        (7,202)
                                                              -----------    ----------    -----------    ----------

Net increase (decrease) in cash                                    23,178       (51,902)        53,053       (58,702)

Cash, beginning of period                                         101,753        70,023         71,878        76,823
                                                              -----------    ----------    -----------    ----------
Cash, end of period                                           $   124,931    $   18,121    $   124,931    $   18,121
                                                              ===========    ==========    ===========    ==========

SUPPLEMENTAL CASH FLOW INFORMATION
CASH TRANSACTIONS:
Income taxes paid, net                                        $    10,804    $   51,914    $    (6,593)   $   54,517
Interest paid                                                 $       871    $    1,911    $    21,170    $   24,657
NON-CASH FINANCING TRANSACTION:
Issuance of common shares                                     $        12    $       17    $        12    $       34


The accompanying notes are an integral part of the consolidated financial statements.

                             EVEREST RE GROUP, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

1.       GENERAL

As used in this document, "Group" means Everest Re Group, Ltd., "Holdings" means Everest Reinsurance Holdings, Inc., "Everest Re" means Everest Reinsurance Company and the "Company" means Everest Re Group, Ltd. and its subsidiaries.

The consolidated financial statements of the Company for the three and six months ended June 30, 2002 and 2001 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the results on an interim basis. Certain financial information, which is normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America, has been omitted since it is not required for interim reporting purposes. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America. The results for the three and six months ended June 30, 2002 and 2001 are not necessarily indicative of the results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2001, 2000 and 1999 included in the Company's most recent Form 10-K filing.

2.       SECONDARY COMMON SHARE ISSUANCE

On November 7, 2001, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission, which provided for the issuance of up to $575 million of common equity. On February 27, 2002, pursuant to this registration statement, the Company completed a secondary offering of 5,000,000 of its common shares at a price of $69.25 per share, which resulted in $346.3 million of proceeds, before expense of approximately $0.5 million related to the offering. The Company has used the net proceeds for working capital and general corporate purposes. The remaining amount available under this shelf registration statement as of June 30, 2002 was $228.7 million. See also Footnote 12B.

                             EVEREST RE GROUP, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001


3.       EARNINGS PER SHARE

Net income per common share has been computed as follows:

(shares and dollar amounts  in
thousands except per share amounts)

                                                 Three Months Ended                Six Months Ended
                                                      June 30,                         June 30,
                                                2002             2001            2002            2001
                                             -------------------------------------------------------------

Net income (numerator)                       $      53,407    $     57,291    $    114,468    $    107,421
                                             =============================================================


Weighted average common and effect of
 dilutive shares used in the computation of
 net income per share:
   Average shares outstanding -
    basic (denominator)                             51,301          46,141          49,713          46,100
   Effect of dilutive shares                           876             947             920             946
                                             -------------------------------------------------------------
   Average shares outstanding -
     diluted (denominator)                          52,177          47,088          50,633          47,046

Net income per common share:
   Basic                                     $        1.04    $       1.24    $       2.30    $       2.33
   Diluted                                   $        1.02    $       1.22    $       2.26    $       2.28

Options to purchase 207,000 shares of common stock and 2,000 shares of common stock were outstanding for the three months and six months ended June 30, 2002, respectively, but were not included in the computation of diluted earnings per share for the three and six month periods ended on such dates, because the options' exercise price was greater than the average market price of the common shares during the period. As of June 30, 2001, all outstanding options to purchase common shares were included in the computation of diluted earnings per share for the three and six month periods ended on such dates, because the average market price of the common shares was greater than the exercise price of the options during these periods.

On May 22, 2002, shareholders of the Company approved the 2002 Stock Incentive Plan ("The 2002 Plan"), which replaces the 1995 stock incentive plan for key employees ("The 1995 Employee Plan"). The 2002 Plan provides for a maximum of 4,000,000 shares of common stock to be awarded to employees of the Company and with the adoption of the 2002 plan, no further awards will be granted under The 1995 Employee Plan. As of June 30, 2002, no awards had been granted under The 2002 Plan.

                             EVEREST RE GROUP, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

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

Management believes that these factors continue to render reserves for asbestos and environmental losses significantly less subject to traditional actuarial methods than are reserves on other types of losses. Given these uncertainties, management believes that no meaningful range for such ultimate losses can be established. The Company establishes reserves to the extent that, in the judgement of management, the facts and prevailing law reflect an exposure for the Company or its ceding companies. In connection with the acquisition of Mt. McKinley Insurance Company ("Mt. McKinley"), which has significant exposure to asbestos and environmental claims, Prudential Property and Casualty Insurance Company ("Prupac"), a subsidiary of The Prudential Insurance Company of America "(The Prudential"), provided reinsurance to Mt. McKinley covering 80% ($160.0 million) of the first $200.0 million of any adverse development of Mt. McKinley's reserves as of September 19, 2000 and The Prudential guaranteed Prupac's obligations to Mt. McKinley. Through June 30, 2002, cessions under this reinsurance agreement have reduced the available remaining limits to $126.4 million net of coinsurance. Due to the uncertainties discussed above, the ultimate losses may vary materially from current loss reserves and, depending on coverage under the Company's various reinsurance arrangements, could have a material adverse effect on the Company's future financial condition, results of operations and cash flows.

                             EVEREST RE GROUP, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001


The  following   table  shows  the   development  of  prior  year  asbestos  and
environmental reserves on both a gross and net of retrocessional basis for the three and six months ended June 30, 2002 and 2001:

(dollar amounts in thousands)                   Three Months Ended                  Six Months Ended
                                                      June 30,                          June 30,
                                                2002             2001             2002             2001
                                            --------------------------------------------------------------
Gross basis:
Beginning of period reserves                $  631,778        $  690,659      $  644,390        $  693,704
Incurred losses                                 20,000             5,000          30,000            17,110
Paid losses                                    (12,676)          (21,732)        (35,288)          (36,887)
                                            --------------------------------------------------------------

End of period reserves                      $  639,102        $  673,927      $  639,102        $  673,927
                                            ==============================================================

Net basis:
Beginning of period reserves                $  550,576        $  616,753      $  568,592        $  628,535
Incurred losses                                  4,832               817           7,309             2,703
Paid losses                                    (11,209)           (11,074)       (31,702)          (24,742)
                                            --------------------------------------------------------------

End of period reserves                      $  544,199        $  606,496      $  544,199        $  606,496
                                            ==============================================================

At June 30, 2002, the gross reserves for asbestos and environmental losses were comprised of $109.5 million representing case reserves reported by ceding companies, $52.1 million representing additional case reserves established by the Company on assumed reinsurance claims, $144.8 million representing case reserves established by the Company on direct excess insurance claims, including Mt. McKinley, and $332.7 million representing incurred but not reported ("IBNR") reserves.

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

                             EVEREST RE GROUP, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

The Prudential sells annuities which are purchased by property and casualty insurance companies to settle certain types of claim liabilities. In 1993 and prior years, the Company, for a fee, accepted the claim payment obligation of these property and casualty insurers, and, concurrently, became the owner of the annuity or assignee of the annuity proceeds. In these circumstances, the Company would be liable if The Prudential were unable to make the annuity payments. The estimated cost to replace all such annuities for which the Company was contingently liable at June 30, 2002 was $148.7 million.

The Company has purchased annuities from an unaffiliated life insurance company with an A+ (Superior) rating from A.M. Best to settle certain claim liabilities of the Company. Should the life insurance company become unable to make the annuity payments, the Company would be liable for those claim liabilities. The estimated cost to replace such annuities at June 30, 2002 was $14.2 million.

5.       OTHER COMPREHENSIVE INCOME

The Company's other comprehensive (loss) income is comprised as follows:

(dollar amounts in thousands)                      Three Months Ended                Six Months Ended
                                                         June 30,                         June 30,
                                                   2002            2001            2002             2001
                                              -------------------------------------------------------------

Net unrealized
 appreciation/(depreciation)
 of investments, net of
 deferred income taxes                        $   36,196     ($   32,613)       ($   30,943)     $   17,137
Currency translation
 adjustments, net of deferred
 income taxes                                      3,132           1,887              2,145            (791)
                                              -------------------------------------------------------------

Other comprehensive income/(loss),
net of deferred
 income taxes                                 $   39,328     ($   30,726)       ($   28,798)     $   16,346
                                              =============================================================

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

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001


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

During the three and six months ended June 30, 2002, Holdings made payments on the Credit Facility of $0.0 million and $20.0 million, respectively, compared to $0.0 million and $123.0 million during the three and six months ended June 30, 2001. During the three and six months ended June 30, 2002, Holdings had Credit Facility borrowings of $0.0 million and $20.0 million, respectively, compared to $2.0 million and $22.0 million during the three and six months ended June 30, 2001. As of June 30, 2002 and 2001, Holdings had outstanding Credit Facility borrowings of $105.0 million and $134.0 million, respectively. Interest expense incurred in connection with these borrowings was $0.9 million and $1.8 million for the three months ended June 30, 2002 and 2001, respectively, and $1.7 million and $4.5 million for the six months ended June 30, 2002 and 2001, respectively.

7.       SENIOR NOTES

During the first quarter of 2000, Holdings completed a public offering of $200.0 million principal amount of 8.75% senior notes due March 15, 2010 and $250.0 million principal amount of 8.5% senior notes due March 15, 2005.

Interest expense incurred in connection with these senior notes was $9.7 million for the three months ended June 30, 2002 and 2001, and $19.5 million for the six months ended June 30, 2002 and 2001.

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

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

ceding companies. The International Reinsurance operation writes property and casualty reinsurance through the Company's branches in London, Canada and Singapore, in addition to foreign "home-office" business. The Bermuda operation writes property, casualty, life and annuity business through brokers and directly with ceding companies.

The  non-Bermuda  segments are managed in a carefully  coordinated  fashion with strong elements of central control, including with respect to capital, investments and support operations. The Bermuda segment is managed independently with strong alignment with respect to capital, investment and support operation strategies. As a result, management monitors and evaluates the financial performance of all of the Company's operating segments principally based upon their underwriting gain or loss ("underwriting results"). The Company utilizes inter-affiliate reinsurance and such reinsurance does not impact segment results as business is reported in the unit responsible for the business as initially written with third parties, generally within the segment in which the business was first produced. Underwriting results include earned premium less incurred loss and loss adjustment expenses, commission and brokerage expenses and other underwriting expenses.

The following tables present the relevant underwriting results for the operating segments for the three and six months ended June 30, 2002 and 2001, with all dollar values presented in thousands.

                                             U.S. REINSURANCE
----------------------------------------------------------------------------------------------------------
                                                 Three Months Ended                 Six Months Ended
                                                      June 30,                          June 30,
                                                 2002             2001             2002             2001
                                              ------------------------------------------------------------
Earned premiums                               $  140,628      $   138,554     $   317,186      $   247,664
Incurred losses and loss    adjustment
 expenses                                         96,482          108,031         220,056          183,392
Commission and brokerage                          37,145           37,322          83,134           63,852
Other underwriting expenses                        4,474            4,095           8,643            7,335
                                              ------------------------------------------------------------
Underwriting gain (loss)                      $    2,527     ($    10,894)    $     5,353     ($     6,915)
                                              ============================================================

                                              U.S. INSURANCE
----------------------------------------------------------------------------------------------------------
                                                 Three Months Ended                 Six Months Ended
                                                      June 30,                          June 30,
                                                2002             2001            2002            2001
                                              ------------------------------------------------------------

Earned premiums                               $  133,787      $    68,357      $  242,632       $  120,498
Incurred losses and loss adjustment
 expenses                                         99,259           49,065         179,956           86,264
Commission and brokerage                          27,496           13,990          51,193           27,528
Other underwriting expenses                        5,925            3,952          10,665            7,917
                                              ------------------------------------------------------------
Underwriting gain (loss)                      $    1,107      $     1,350      $      818      ($    1,211)
                                              ============================================================

                             EVEREST RE GROUP, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001


                                           SPECIALTY REINSURANCE
---------------------------------------------------------------------------------------------------------
                                                  Three Months Ended                Six Months Ended
                                                       June 30,                         June 30,
                                                2002             2001            2002             2001
                                               ----------------------------------------------------------
Earned premiums                                $  116,280     $   99,070       $  230,649      $  192,808
Incurred  losses and loss adjustment
 expenses                                          88,086         73,548          174,679         148,097
Commission and brokerage                           33,504         23,630           66,746          47,565
Other underwriting expenses                         1,526          1,577            2,892           2,949
                                               ----------------------------------------------------------
Underwriting (loss) gain                      ($    6,836)    $      315      ($   13,668)    ($    5,803)
                                               ==========================================================

                                         INTERNATIONAL REINSURANCE
---------------------------------------------------------------------------------------------------------
                                                  Three Months Ended                Six Months Ended
                                                       June 30,                         June 30,
                                                2002             2001            2002             2001
                                              -----------------------------------------------------------
Earned premiums                               $  108,497     $    83,401       $  195,772      $  156,404
Incurred  losses and loss adjustment
 expenses                                         66,270          57,897          123,562         113,236
Commission and brokerage                          20,613          21,884           37,493          39,734
Other underwriting expenses                        3,312           3,446            6,321           6,613
                                              -----------------------------------------------------------
Underwriting gain (loss)                      $   18,302     $       174       $   28,396     ($    3,179)
                                              ===========================================================

                                                  BERMUDA
---------------------------------------------------------------------------------------------------------
                                                  Three Months Ended                Six Months Ended
                                                       June 30,                         June 30,
                                                2002             2001            2002             2001
                                              -----------------------------------------------------------
Earned premiums                               $    3,138       $   3,415       $    7,299       $   3,916
Incurred  losses and loss adjustment
 expenses                                          3,080           3,406            7,430           4,084
Commission and brokerage                           1,562             296            2,763             400
Other underwriting expenses                          453             (65)             827             741
                                              -----------------------------------------------------------
Underwriting (loss)                          ($    1,957)     ($     222)     ($    3,721)     ($   1,309)
                                              ===========================================================

                             EVEREST RE GROUP, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001


The following table reconciles the underwriting results for the operating segments to income before tax as reported in the consolidated statements of operations and comprehensive income, with all dollar values presented in thousands:

                                    --------------------------------------------------------------------
                                         Three Months Ended                      Six Months Ended
                                              June 30,                               June 30,
                                       2002               2001               2002               2001
                                    --------------------------------------------------------------------
Underwriting gain (loss)            $   13,143       ($     9,277)        $    17,178       ($    18,417)
Net investment income                   90,830             87,095             176,370            173,250
Realized (loss) gain                   (31,008)             3,936             (34,863)            (1,121)
Net derivative (expense)
  income                                (4,890)                43              (5,140)              (684)
Corporate expenses                      (1,034)            (1,494)             (1,501)            (2,040)
Interest expense                       (10,581)           (11,545)            (21,218)           (23,966)
Other (expense) income                  (2,908)             1,120              (1,571)             1,988
                                    --------------------------------------------------------------------
Income before taxes                 $   53,552        $    69,878         $   129,255        $   129,010
                                    ====================================================================

The Company writes premium in the United States, Bermuda and international markets. The revenues, net income and identifiable assets of the individual foreign countries in which the Company writes business are not material to the Company's financial condition, results of operations and cash flows.

9.       DERIVATIVES

The Company has in its product portfolio three credit default swaps, which it no longer offers, and five specialized equity put options. These products meet the definition of a derivative under Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). The Company's position in these contracts is unhedged and is accounted for as a derivative in accordance with FAS 133. Accordingly, these contracts are carried at fair value with changes in fair value recorded in the statement of operations.

                             EVEREST RE GROUP, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001


10.      NEW ACCOUNTING PRONOUNCEMENT

In June 2001, the Financial Accounting Standards Board ("FASB") issued FAS 142, "Goodwill and Other Intangible Assets". FAS 142 established new accounting and reporting standards for acquired goodwill and other intangible assets. It requires that an entity determine if the goodwill or other intangible asset has an indefinite useful life or a finite useful life. Those with indefinite useful lives are not subject to amortization and must be tested annually for impairment. Those with finite useful lives are subject to amortization and must be tested annually for impairment. This statement is effective for all fiscal quarters of all fiscal years beginning after December 15, 2001. The Company adopted FAS 142 on January 1, 2002. The implementation of this statement has not had a material impact on the financial position, results of operations or cash flows of the Company.

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

12.      SUBSEQUENT EVENTS

A. Between July 1, 2002 and August 6, 2002, Holdings repurchased 450,000 shares of Group's common stock at an average price of $50.86 per share. The Company has 1.73 million shares remaining under its existing repurchase authorization.

B. On July 30, 2002, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission, which provides for the issuance of up to $475.0 million of securities. Generally, under this shelf registration statement, Group may issue common shares, preferred shares, debt, warrants and hybrid securities, Holdings may issue debt securities and warrants and Everest Re Capital Trust may issue trust preferred securities. This shelf registration statement, once effective, will replace the existing common equity shelf registration statement of the Company.

Part I - Item 2



                             EVEREST RE GROUP, LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

FINANCIAL STATEMENT CERTIFICATION

Pursuant to Section 21(a)(1) of the Securities Exchange Act of 1934 No. 4-460, the Staff of the Securities and Exchange Commission has issued an Order requiring the principal executive officer and the principal accounting officer of certain companies to issue sworn statements certifying that the financial statements are materially truthful and complete. Although the Company is not among those companies required to submit such statements, the Company intends to voluntarily file such certifications on Form 8-K on or before August 14, 2002.

INDUSTRY CONDITIONS

The worldwide reinsurance and insurance businesses are highly competitive yet cyclical by product and market. The terrorist attacks on September 11, 2001 resulted in losses which reduced industry capacity and were of sufficient magnitude to cause most individual companies to reassess their capital position, tolerance for risk, exposure control mechanisms and the pricing terms and conditions at which they are willing to take on risk. The gradual and variable improving trend that had been apparent through 2000 and earlier in 2001 firmed significantly. This firming generally took the form of immediate and significant upward pressure on prices, more restrictive terms and conditions and a reduction of coverage limits and capacity availability. Such pressures were widespread with variability depending on the product and markets involved, but mainly depending on the characteristics of the underlying risk exposures. The magnitude of the changes was sufficient to create temporary disequilibrium in some markets as individual buyers and sellers adapted to changes in both their internal and market dynamics. Thus far in 2002, our markets have generally continued to firm.

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

The  non-Bermuda  segments are managed in a carefully  coordinated  fashion with strong elements of central control, including with respect to capital, investments and support operations. The Bermuda segment is managed independently with strong alignment with respect to capital, investment and support operation strategies. As a result, management monitors and evaluates the financial performance of all of the Company's operating segments principally based upon their underwriting results. The Company utilizes inter-affiliate reinsurance and such reinsurance does not impact segment results as business is reported in the unit responsible for the business as initially written with third parties, generally within the segment in which the business was first produced.

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

PREMIUMS. Gross premiums written increased 30.1% to $630.1 million in the three months ended June 30, 2002 from $484.3 million in the three months ended June 30, 2001 as the Company took advantage of selected growth opportunities, while continuing to maintain a disciplined underwriting approach. Premium growth areas included a 78.0% ($97.1 million) increase in the U.S. Insurance operation, principally attributable to growth in workers' compensation insurance, a 40.4% ($35.9 million) increase in the International Reinsurance operation, mainly attributable to growth in the London, Canada and Latin American markets, a 15.3% ($15.9 million) increase in the Specialty Reinsurance operation, principally attributable to growth in A&H medical stop loss business, and a $6.7 million increase in the Bermuda operation. These increases were partially offset by a 5.9% ($9.7 million) decrease in the U.S. Reinsurance operation principally attributable to the non-renewal of business during 2001 and early 2002. The Company continued to decline business that did not meet its objectives regarding underwriting profitability.

Ceded premiums decreased to $29.4 million in the three months ended June 30, 2002 from $65.8 million in the three months ended June 30, 2001. This decrease was principally attributable to a decrease in ceded premiums in the U.S. Insurance operation as a result of changes in this segment's specific reinsurance programs. Ceded premiums for the three months ended June 30, 2001 included $15.4 million in adjustment premiums relating to claims made under the 1999 accident year aggregate excess of loss element of the Company's corporate retrocessional program.

Net premiums written increased by 43.5% to $600.7 million in the three months ended June 30, 2002 from $418.5 million in the three months ended June 30, 2001. This increase was consistent with the increase in gross premiums written and the decrease in ceded premiums.

PREMIUM REVENUES. Net premiums earned increased by 27.9% to $502.3 million in the three months ended June 30, 2002 from $392.8 million in the three months ended June 30, 2001. Contributing to this increase was a 95.7% ($65.4 million) increase in the U.S. Insurance operation, a 30.1% ($25.1 million) increase in the International Reinsurance operation, a 17.4% ($17.2 million) increase in the Specialty Reinsurance operation and a 1.5% ($2.1 million) increase in the U.S. Reinsurance operation. These increases were partially offset by a $0.3 million decrease in the Bermuda operation. All of these changes reflect period to period changes in net written premiums and business mix together with normal variability in earnings patterns. Business mix changes occur not only as the Company shifts emphasis between products, lines of business, distribution channels and markets but also as individual contracts renew or non-renew, almost always with changes in coverage, structure, prices and/or terms, and as new contracts are accepted with coverages, structures, prices and/or terms different from those of expiring contracts. As premium reporting and earnings and loss and commission characteristics derive from the provisions of individual contracts, the continuous turnover of individual contracts, arising from both strategic shifts and day to day underwriting, can and does introduce appreciable background variability in various underwriting line items.

EXPENSES. Incurred loss and loss adjustment expenses ("LAE") increased by 21.0% to $353.2 million in the three months ended June 30, 2002 from $291.9 million in the three months ended June 30, 2001. The increase in incurred losses and LAE was principally attributable to the increase in net premiums earned and also reflects the impact of changes in the Company's mix of business. Incurred losses and LAE include catastrophe losses, which include the impact of both current period events and favorable and unfavorable development on prior period events, and are net of reinsurance. A catastrophe is an event that causes a pre-tax loss on property exposures of at least $5.0 million and has an event date of January 1, 1988 or later. Catastrophe losses, net of contract specific cessions but before cessions under the corporate retrocessional program, were $0.3 million in the three months ended June 30, 2002 compared to net catastrophe losses of $13.9 million in the three months ended June 30, 2001. Incurred losses and LAE for the three months ended June 30, 2002 reflected ceded losses and LAE of $34.9 million compared to ceded losses and LAE in the three months ended June 30, 2001 of $74.4 million. The ceded losses and LAE for the three months ended June 30, 2001 included $29.0 million of losses ceded under the 1999 accident year aggregate excess of loss component of the Company's corporate retrocessional program.

Contributing to the increase in incurred losses and LAE in the three months ended June 30, 2002 from the three months ended June 30, 2001 were a 102.3% ($50.2 million) increase in the U.S. Insurance operation principally reflecting increased premium volume coupled with changes in this segment's specific reinsurance programs, a 19.8% ($14.5 million) increase in the Specialty
Reinsurance operation principally attributable to increased premium volume in A&H business and a 14.5% ($8.4 million) increase in the International operation reflecting increased premium volume, partially offset by lower catastrophe losses. These increases were partially offset by a 10.7% ($11.5 million) decrease in the U.S. Reinsurance operation, principally reflecting lower catastrophe losses and a $0.3 million decrease in the Bermuda operation.

Incurred losses and LAE for each operation were also impacted by variability relating to changes in the level of premium volume and mix of business by class and type.

The Company's loss and LAE ratio ("loss ratio"), which is calculated by dividing incurred losses and LAE by premiums earned, decreased by 4.0 percentage points to 70.3% in the three months ended June 30, 2002 from 74.3% in the three months ended June 30, 2001 reflecting the incurred losses and LAE discussed above. The following table shows the loss ratios for each of the Company's operating segments for the three months ended June 30, 2002 and 2001. The loss ratios for all operations were impacted by the factors noted above.

                                      Operating Segment Loss Ratios
--------------------------------------------------------------------------------------------
              Segment                              2002                                2001
--------------------------------------------------------------------------------------------

U.S. Reinsurance                                   68.6%                               78.0%
U.S. Insurance                                     74.2%                               71.8%
Specialty Reinsurance                              75.8%                               74.2%
International Reinsurance                          61.1%                               69.4%
Bermuda                                            98.2%                               99.7%

Underwriting expenses increased by 22.8% to $137.0 million in the three months ended June 30, 2002 from $111.6 million in the three months ended June 30, 2001. Commission, brokerage, taxes and fees increased by $23.2 million, principally reflecting increases in premium volume and changes in the mix of business. Other underwriting expenses increased by $2.2 million as the Company expanded operations to support its increased business volume. Contributing to these underwriting expense increases were a 86.3% ($15.5 million) increase in the U.S. Insurance operation, a 39.0% ($9.8 million) increase in the Specialty Reinsurance operation and a $1.8 million increase in the Bermuda operation. These increases were partially offset by a 5.5% ($1.4 million) decrease in the International operation and a 0.5% ($0.2 million) decrease in the U.S. Reinsurance operation. The changes for each operation's expenses principally resulted from changes in commission expenses related to changes in premium volume and business mix by class and type and, in some cases, changes in the use of specific reinsurance and the underwriting performance of the underlying business. The Company's expense ratio, which is calculated by dividing underwriting expenses by premiums earned, was 27.3 % for the three months ended June 30, 2002 compared to 28.4% for the three months ended June 30, 2001.

The Company's combined ratio, which is the sum of the loss and expense ratios, decreased by 5.1 percentage points to 97.6% in the three months ended June 30, 2002 compared to 102.7% in the three months ended June 30, 2001. The following table shows the combined ratios for each of the Company's operating segments for the three months ended June 30, 2002 and 2001. The combined ratios for all operations were impacted by the loss and expense ratio variability noted above.


                                    Operating Segment Combined Ratios
--------------------------------------------------------------------------------------------
              Segment                              2002                                2001
--------------------------------------------------------------------------------------------

U.S. Reinsurance                                   98.2%                              107.9%
U.S. Insurance                                     99.2%                               98.0%
Specialty Reinsurance                             105.9%                               99.7%
International Reinsurance                          83.1%                               99.8%
Bermuda                                           162.4%                              106.5%

INVESTMENT RESULTS. Net investment income increased 4.3% to $90.8 million in the three months ended June 30, 2002 from $87.1 million in the three months ended June 30, 2001, principally reflecting the effects of investing the $537.3 million of cash flow from operations in the twelve months ended June 30, 2002, and $345.8 million of net proceeds from a secondary stock offering in February 2002, partially offset by the effects of the lower interest rate environment. The following table shows a comparison of various investment yields as of June 30, 2002 and December 31, 2001, respectively, and for the periods ended June 30, 2002 and 2001, respectively.


                                                                           2002                2001
                                                                           ------------------------

Imbedded pre-tax yield of cash and invested
 assets at June 30, 2002 and December 31, 2001                             5.8%                6.0%
Imbedded after-tax yield of cash and invested
 assets at June 30, 2002 and December 31, 2001                             4.9%                5.0%
Annualized pre-tax yield on average cash and
 invested assets for the three months ended June 30,
 2002 and 2001                                                             5.9%                6.5%
Annualized after-tax yield on average cash and
 invested assets for the three months ended June 30,
 2002 and 2001                                                             4.9%                5.2%

Net realized capital losses were $31.0 million in the three months ended June 30, 2002, reflecting realized capital losses on the Company's investments of $65.8 million, which included $61.2 million relating to write-downs in the value of securities, of which $33.0 million were for WorldCom, deemed to be impaired on an other than temporary basis, partially offset by $34.8 million of realized capital gains, compared to net realized capital gains of $3.9 million in the three months ended June 30, 2001. The net realized capital gains in the three months ended June 30, 2001 reflected realized capital gains of $20.8 million, partially offset by $16.9 million of realized capital losses, which included $12.0 million relating to write-downs in the value of securities deemed to be impaired on an other than temporary basis.

Interest expense for the three months ended June 30, 2002 was $10.6 million compared to $11.5 million for the three months ended June 30, 2001. Interest expense for the three months ended June 30, 2002 reflects $9.7 million relating to Holdings' issuance of senior notes and $0.9 million relating to Holdings' borrowings under it's revolving credit facility. Interest expense for the three months ended June 30, 2001 reflects $9.7 million relating to Holdings' issuance of senior notes and $1.8 million relating to Holdings' borrowings under its revolving credit facility.

Other expense for the three months ended June 30, 2002 was $2.9 million compared to other income of $1.1 million for the three months ended June 30, 2001. Significant contributors to other expense for the three months ended June 30, 2002 were foreign exchange losses, normal provision for uncollectible audit premium in the U.S. Insurance operation and the amortization of deferred expenses relating to Holdings' issuance of senior notes, partially offset by fee income. Other income for the three months ended June 30, 2001 principally included foreign exchange gains and fee income, partially offset by the amortization of deferred expenses relating to Holdings' issuance of senior notes. The foreign exchange gains and losses for both periods are attributable to fluctuations in foreign currency exchange rates.

The Company has a small number of credit default swaps, which it no longer offers, and specialized equity put options in its product portfolio. These products meet the definition of a derivative under FAS 133. Net derivative expense, essentially reflecting changes in fair value, from these transactions for the three months ended June 30, 2002 was $4.9 million compared to $0.0 million for the three months ended June 30, 2001. Net after tax exposure remaining on these agreements is $2.0 million.

INCOME TAXES. The Company recognized income tax expense of $0.1 million in the three months ended June 30, 2002 compared to $12.6 million in the three months ended June 30, 2001 principally reflecting increased taxable realized capital losses, offset by improved underwriting and investment results and decreased interest expense.

NET INCOME. Net income was $53.4 million in the three months ended June 30, 2002 compared to $57.3 million in the three months ended June 30, 2001. This decrease generally reflects the increase in realized capital losses, partially offset by improved underwriting and investment results and decreased interest expense.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

PREMIUMS. Gross premiums written increased 35.7% to $1,226.4 million in the six months ended June 30, 2002 from $903.7 million in the six months ended June 30, 2001 as the Company took advantage of selected growth opportunities, while continuing to maintain a disciplined underwriting approach. Premium growth areas included a 67.0% ($168.7 million) increase in the U.S. Insurance operation, principally attributable to growth in workers' compensation insurance, a 33.9% ($55.6 million) increase in the International Reinsurance operation, mainly attributable to growth in the London, Canada and Latin American markets, a 18.8% ($37.5 million) increase in the Specialty Reinsurance operation, principally attributable to growth in A&H medical stop loss business, a 17.9% ($51.1 million) increase in the U.S. Reinsurance operation primarily reflecting growth across property and casualty lines, and a $9.7 million increase in the Bermuda operation. The Company continued to decline business that did not meet its objectives regarding underwriting profitability.

Ceded premiums decreased to $60.7 million in the six months ended June 30, 2002 from $97.9 million in the six months ended June 30, 2001. This decrease was principally attributable to a decrease in ceded premiums in the U.S. Insurance operation as a result of changes in this segment's specific reinsurance programs. Ceded premiums for the three months ended June 30, 2001 included $15.4 million in adjustment premiums relating to claims made under the 1999 accident year aggregate excess of loss element of the Company's corporate retrocessional program.

Net premiums written increased by 44.7% to $1,165.7 million in the six months ended June 30, 2002 from $805.8 million in the six months ended June 30, 2001. This increase was consistent with the increase in gross premiums written and the decrease in ceded premiums.

PREMIUM REVENUES. Net premiums earned increased by 37.7% to $993.5 million in the six months ended June 30, 2002 from $721.3 million in the six months ended June 30, 2001. Contributing to this increase were a 101.4% ($122.1 million) increase in the U.S. Insurance operation, a 28.1% ($69.5 million) increase in the U.S. Reinsurance operation, a 25.2% ($39.4 million) increase in the International Reinsurance operation, a 19.6% ($37.8 million) increase in the Specialty Reinsurance operation and a $3.4 million increase in the Bermuda operation. All of these changes reflect period to period changes in net written premiums and business mix together with normal variability in earnings patterns.

EXPENSES. Incurred loss and LAE increased by 31.9% to $705.7 million in the six months ended June 30, 2002 from $535.1 million in the six months ended June 30, 2001. The increase in incurred losses and LAE was principally attributable to the increase in net premiums earned and also reflects the impact of changes in the Company's mix of business. Incurred losses and LAE include catastrophe losses, which include the impact of both current period events, and favorable and unfavorable development on prior period events and are net of reinsurance. A catastrophe is an event that causes a pre-tax loss on property exposures of at least $5.0 million and has an event date of January 1, 1988 or later. Catastrophe losses, net of contract specific cessions but before cessions under the corporate retrocessional program, were $1.6 million in the six months ended June 30, 2002 compared to net catastrophe losses of $28.7 million in the six months ended June 30, 2001. Incurred losses and LAE for the six months ended June 30, 2002 reflected ceded losses and LAE of $72.9 million compared to ceded losses and LAE in the six months ended June 30, 2001 of $106.6 million. The ceded losses and LAE for the three months ended June 30, 2001 included $29.0 million of losses ceded under the 1999 accident year aggregate excess of loss component of the Company's corporate retrocessional program.

Contributing to the increase in incurred losses and LAE in the six months ended June 30, 2002 from the six months ended June 30, 2001 were a 108.6% ($93.7 million) increase in the U.S. Insurance operation principally reflecting increased premium volume coupled with changes in this segment's specific reinsurance programs, a 20.0% ($36.7 million) increase in the U.S. Reinsurance operation and a 17.9% ($26.6 million) increase in the Specialty Reinsurance operation, both principally attributable to increased premium volume, a 9.1% ($10.3 million) increase in the International operation reflecting increased premium volume, partially offset by lower catastrophe losses and a $3.3 million increase in the Bermuda operation. Incurred losses and LAE for each operation were also impacted by variability relating to changes in the level of premium volume and mix of business by class and type.

The Company's loss ratio decreased by 3.2 percentage points to 71.0% in the six months ended June 30, 2002 from 74.2% in the six months ended June 30, 2001 reflecting the incurred losses and LAE discussed above. The following table shows the loss ratios for each of the Company's operating segments for the six months ended June 30, 2002 and 2001. The loss ratios for all operations were impacted by the factors noted above.



                                      Operating Segment Loss Ratios
--------------------------------------------------------------------------------------------
              Segment                              2002                                2001
--------------------------------------------------------------------------------------------

U.S. Reinsurance                                   69.4%                               74.0%
U.S. Insurance                                     74.2%                               71.6%
Specialty Reinsurance                              75.7%                               76.8%
International Reinsurance                          63.1%                               72.4%
Bermuda                                           101.8%                              104.3%


Underwriting expenses increased by 31.7% to $272.2 million in the six months ended June 30, 2002 from $206.7 million in the six months ended June 30, 2001. Commission, brokerage, taxes and fees increased by $62.3 million, principally reflecting increases in premium volume and changes in the mix of business. Other underwriting expenses increased by $3.3 million as the Company expanded its operations to support its increased business volume. Contributing to these underwriting expense increases were a 74.5% ($26.4 million) increase in the U.S. Insurance operation, a 37.9% ($19.1 million) increase in the Specialty Reinsurance operation, a 28.9% ($20.6 million) increase in the U.S. Reinsurance operation and a $2.4 million increase in the Bermuda operation. These increases were partially offset by a 5.5% ($2.5 million) decrease in the International operation. The changes for each operation's expenses principally resulted from changes in commission expenses related to changes in premium volume and business mix by class and type and, in some cases, changes in the use of specific reinsurance and the underwriting performance of the underlying business. The Company's expense ratio was 27.4% for the six months ended June 30, 2002 compared to 28.6% for the six months ended June 30, 2001.

The Company's combined ratio decreased by 4.4 percentage points to 98.4% in the six months ended June 30, 2002 compared to 102.8% in the six months ended June 30, 2001. The following table shows the combined ratios for each of the Company's operating segments for the six months ended June 30, 2002 and 2001. The combined ratios for all operations were impacted by the loss and expense ratio variability noted above.

                                    Operating Segment Combined Ratios
--------------------------------------------------------------------------------------------
              Segment                              2002                                2001
--------------------------------------------------------------------------------------------
U.S. Reinsurance                                   98.3%                              102.8%
U.S. Insurance                                     99.7%                              101.0%
Specialty Reinsurance                             105.9%                              103.0%
International Reinsurance                          85.5%                              102.0%
Bermuda                                           151.0%                              133.4%

INVESTMENT RESULTS. Net investment income increased 1.8% to $176.4 million in the six months ended June 30, 2002 from $173.3 million in the six months ended June 30, 2001, principally reflecting the effects of investing the $537.3 million of cash flow from operations in the twelve months ended June 30, 2002, and $345.8 million of net proceeds from a secondary stock offering in February 2002, partially offset by the effects of the lower interest rate environment. The following table shows a comparison of various investment yields as of June 30, 2002 and December 31, 2001, respectively, and for the periods ended June 30, 2002 and 2001, respectively.


                                                                    2002                2001
                                                                    ------------------------


Imbedded pre-tax yield of cash and invested
 assets at June 30, 2002 and December 31, 2001                      5.8%                6.0%
Imbedded after-tax yield of cash and invested
 assets at June 30, 2002 and December 31, 2001                      4.9%                5.0%
Annualized pre-tax yield on average cash and
 invested assets for the six months ended June 30,
 2002 and 2001                                                      5.9%                6.4%
Annualized after-tax yield on average cash and
 invested assets for the six months ended June 30,
 2002 and 2001                                                      4.9%                5.2%


Net realized capital losses were $34.9 million in the six months ended June 30, 2002, reflecting realized capital losses on the Company's investments of $75.5 million, which included $65.1 million relating to write-downs in the value of securities, of which $33.0 million were for WorldCom, deemed to be impaired on an other than temporary basis, partially offset by $40.6 million of realized capital gains, compared to net realized capital losses of $1.1 million in the six months ended June 30, 2001. The net realized capital gains in the six months ended June 30, 2001 reflected realized capital losses of $22.6 million, which included $12.0 million relating to write-downs in the value of securities deemed to be impaired on an other than temporary basis, partially offset by $21.5 million of realized capital gains.

Interest expense for the six months ended June 30, 2002 was $21.2 million compared to $24.0 million for the six months ended June 30, 2001. Interest expense for the six months ended June 30, 2002 reflects $19.5 million relating to Holdings' issuance of senior notes and $1.7 million relating to Holdings' borrowings under it's revolving credit facility. Interest expense for the six months ended June 30, 2001 reflects $19.5 million relating to Holdings' issuance of senior notes and $4.5 million relating to Holdings' borrowings under its revolving credit facility.

Other expense for the six months ended June 30, 2002 was $1.6 million compared to other income of $2.0 million for the six months ended June 30, 2001. Significant contributors to other expense for the six months ended June 30, 2002 were foreign exchange losses, normal provision for uncollectible audit premium in the U.S. Insurance operation and the amortization of deferred expenses relating to Holdings' issuance of senior notes, partially offset by fee income. Other income for the six months ended June 30, 2001 principally included foreign exchange gains and fee income, partially offset by the amortization of deferred expenses relating to Holdings' issuance of senior notes. The foreign exchange gains and losses for both periods are attributable to fluctuations in foreign currency exchange rates.

The Company has a small number of credit default swaps, which it no longer offers, and specialized equity put options in its product portfolio. These products meet the definition of a derivative under FAS 133. Net derivative expense, essentially reflecting changes in fair value, from these transactions for the six months ended June 30, 2002 was $5.1 million compared to $0.7 million for the six months ended June 30, 2001. Net after tax exposure remaining on these agreements is $2.0 million.

INCOME TAXES. The Company recognized income tax expense of $14.8 million in the six months ended June 30, 2002 compared to $21.6 million in the six months ended June 30, 2001 principally reflecting improved underwriting and investment results and decreased interest expense, offset by increased taxable realized capital losses.

NET INCOME. Net income was $114.5 million in the six months ended June 30, 2002 compared to $107.4 million in the six months ended June 30, 2001. This increase generally reflects the improved underwriting and investment results and decreased interest expense, partially offset by increased realized capital losses.


FINANCIAL CONDITION

INVESTED ASSETS. Aggregate invested assets, including cash and short-term investments, were $6,418.6 million at June 30, 2002 and $5,783.5 million at December 31, 2001. The increase in invested assets between December 31, 2001 and June 30, 2002 resulted primarily from $346.3 million of proceeds from the Company's secondary offering of 5,000,000 common shares on February 27, 2002 and $275.1 million in cash flows from operations generated during the six months ended June 30, 2002, partially offset by $37.3 million in net unrealized depreciation of the Company's investments.

LOSS AND LAE RESERVES. Gross loss and LAE reserves totaled $4,438.6 million at June 30, 2002 and $4,278.3 million at December 31, 2001. The increase during the six months ended June 30, 2002 was primarily attributable to increased earned premiums and normal variability in claim settlements.

The Company's net loss and LAE reserves relating to asbestos and environmental exposures were $544.2 million and $568.6 million at June 30, 2002 and December 31, 2001, respectively. Industry analysts have developed a measurement, known as the survival ratio, to compare the asbestos and environmental reserves among companies with such liabilities. The survival ratio is typically calculated by dividing a company's current reserves by the three-year average of paid losses, and therefore measures the number of years that it would take to exhaust the current reserves based on historical payment patterns. Using this measurement, the Company's net three-year asbestos and environmental survival ratio was 8.7 years and 9.8 years at June 30, 2002 and December 31, 2001, respectively. Adjusting these to include the effect of $126.4 million of available reinsurance on the next $160.0 million of potential future reserve strengthening at June 30, 2002 and $137.8 million of available reinsurance on the next $160.0 million of potential future reserve strengthening at December 31, 2001, the measures rise to the equivalent of 10.8 years and 12.1 years respectively. Because the survival ratio was developed as a measure of reserve strength and not of absolute reserve adequacy, the Company considers, but does not rely on, the survival ratio when evaluating its reserves.

SHAREHOLDERS' EQUITY. The Company's shareholders' equity increased to $2,146.0 million as of June 30, 2002, from $1,720.5 million as of December 31, 2001, principally reflecting $346.3 million of proceeds from the Company's secondary offering of 5,000,000 common shares on February 27, 2002 and net income of $114.5 million for the six months ended June 30, 2002, partially offset by net unrealized depreciation of $31.0 million on the Company's investments. Dividends of $8.2 million were declared and paid by the Company in the six months ended June 30, 2002. At June 30, 2002, 2.180 million shares remained available for repurchase under the Company's existing repurchase authorization. Between July 1, 2002 and August 6, 2002, Holdings repurchased 450,000 shares of Group's common stock at an average price of $50.86 per share. The Company has 1.73 million shares remaining under its existing repurchase authorization.

LIQUIDITY AND CAPITAL RESOURCES

CAPITAL. The Company's business operations are in part dependent on the Company's financial strength, and the market's perception thereof, as measured in part by shareholders' equity, which was $2,146.0 million and $1,720.5 million at June 30, 2002 and December 31, 2001, respectively. The Company has flexibility with respect to capitalization as the result of its perceived financial strength, including its financial strength ratings as assigned by independent rating agencies, and its access to the debt and equity markets. The Company continuously monitors its capital and financial position, as well as investment and security market conditions, in general and with respect to the Company's securities, and responds accordingly. On November 7, 2001, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission, which provided for the issuance of up to $575 million of common equity. On February 27, 2002, pursuant to this registration statement, the Company completed an offering of 5,000,000 of its common shares at a price of $69.25 per share, which resulted in $346.3 million of proceeds before expenses of approximately $0.5 million related to the offering. The Company has used the net proceeds for working capital and general corporate purposes. The remaining amount available under this shelf registration statement as of June 30, 2002 was $228.7 million.

On July 30, 2002, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission, which provides for the issuance of up to $475.0 million of securities. Generally, under this shelf registration statement, Group may issue common shares, preferred shares, debt, warrants and hybrid securities, Holdings may issue debt securities and warrants and Everest Re Capital Trust may issue trust preferred securities. This shelf registration statement, once effective, will replace the existing common equity shelf registration statement of the Company.

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

The Company's liquidity requirements are met on both a short- and long-term basis by funds provided by premiums collected, investment income, collected reinsurance receivables balances and from the sale and maturity of investments together with the availability of funds under the Company's revolving credit facility. The Company's net cash flows from operating activities were $169.6 million and $275.1 million in the three and six months ended June 30, 2002, respectively, compared to $80.3 million and $143.8 million in the three and six months ended June 30, 2001, respectively. The following table shows cash flows from operating activities, as well as the impacts of select transactions on those cash flows, for the three and six months ended June 30, 2002 and 2001.


---------------------------------------------------------------------------------------------------------
                                                     Three Months Ended              Six Months Ended
                                                          June 30,                       June 30,
                                                    2002           2001            2002           2001
---------------------------------------------------------------------------------------------------------

Cash flow from operations                           $ 169.6        $  80.3         $ 275.1        $ 143.8
  Catastrophe loss payments                            15.7           10.0            31.5           14.0
  Derivative settlement payments                        0.0            0.0            23.8            0.0
  Net tax payments *                                   10.8           51.9           (6.6)           54.5
                                                    -----------------------------------------------------
Cash flow from operations, net of adjustments
                                                    $ 195.8        $ 142.2         $ 323.3        $ 212.3
                                                    -----------------------------------------------------

* Net tax payments for the three and six months ended June 30, 2001 reflect a $35.0 million payment to the Internal Revenue Service in connection with the Company's 1997 tax year liabilities. This one time payment effectively settled a deferred tax liability relating to the tax basis losses incurred for the 1997 tax year. This payment, which relates to a timing item, had no impact to the Company's results of operations for the period.


Management believes that net cash flows from operating activities are generally consistent with expectations given the Company's investment strategies, mix of business and the normal variability of premium collections and the payout of loss reserves.

Proceeds from sales, calls and maturities and investment asset acquisitions were $1,413.8 million and $1,980.8 million, respectively, in the six months ended June 30, 2002, compared to $768.4 million and $863.6 million, respectively, in the six months ended June 30, 2001. Proceeds from sales, calls and maturities and investment asset acquisitions were $822.2 million and $975.0 million, respectively, in the three months ended June 30, 2002, compared to $438.6 million and $571.4 million, respectively, in the three months ended June 30, 2001.

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

During the three and six months ended June 30, 2002, Holdings made payments on the Credit Facility of $0.0 million and $20.0 million, respectively, compared to $0.0 million and $123.0 million during the three and six months ended June 30, 2001. During the three and six months ended June 30, 2002, Holdings had Credit

Facility borrowings of $0.0 million and $20.0 million, respectively, compared to $2.0 million and $22.0 million during the three and six months ended June 30, 2001. As of June 30, 2002 and 2001, Holdings had outstanding Credit Facility borrowings of $105.0 million and $134.0 million, respectively. Interest expense incurred in connection with these borrowings was $0.9 million and $1.8 million for the three months ended June 30, 2002 and 2001, respectively, and $1.7 million and $4.5 million for the six months ended June 30, 2002 and 2001, respectively.

During the first quarter of 2000, Holdings completed a public offering of $200.0 million principal amount of 8.75% senior notes due March 15, 2010 and $250.0 million principal amount of 8.5% senior notes due March 15, 2005. Interest expense incurred in connection with these senior notes was $9.7 million for the three months ended June 30, 2002 and 2001, and $19.5 million for the six months ended June 30, 2002 and 2001.

MARKET SENSITIVE INSTRUMENTS. The Company's risks associated with market sensitive instruments have not changed materially since the period ended December 31, 2001.

SAFE HARBOR DISCLOSURE. This report contains forward-looking statements within the meaning of the U.S. federal securities laws. The Company intends these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the federal securities laws. In some cases, these statements can be identified by the use of forward-looking words such as "may", "will", "should", "could", "anticipate", "estimate", "expect", "plan", "believe", "predict", "potential" and "intend". Forward-looking statements contained in this report include information regarding the Company's reserves for losses and LAE, including estimates of the Company's catastrophe exposure. Forward-looking statements only reflect the Company's expectations and are not guarantees of performance. These statements involve risks, uncertainties and assumptions. Actual events or results may differ materially from the Company's expectations. Important factors that could cause the Company's actual results to be materially different from its expectations include the uncertainties that surround the estimating of reserves for losses and LAE, those discussed in Note 4 to the Financial Statements included in this report and the risks described under the caption "Risk Factors" in the Company's most recent Report on Form 10-K. The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Part II - ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)  Exhibit Index:

    Exhibit No.    Description                                    Location
    -----------    -----------                                    --------


    11.1           Statement regarding computation of per         Filed herewith
                    share earnings

    99.1           CEO and CFO certification of Form 10-Q         Filed herewith

b)  There have been no reports filed on Form 8-K for the current period.


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

                                          Everest Re Group, Ltd.
                                               (Registrant)





                                          /S/ STEPHEN L. LIMAURO
                                          --------------------------------------
                                          Stephen L. Limauro
                                          Executive Vice President and Chief
                                          Financial Officer


                                          (Duly Authorized Officer and Principal
                                          Financial Officer)








Dated:  August 13, 2002