Form 10-Q/A
period 2002-06-30
EVEREST RE GROUP LTD
filed 2002-08-14
CIK 1095073

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

                                                    Number of Shares Outstanding
                  Class                                 at August 14, 2002
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

The Company has a small number of credit default swaps, which it no longer offers, and specialized equity put options in its product portfolio. These products meet the definition of a derivative under FAS 133. Net derivative expense, essentially reflecting changes in fair value, from these transactions for the three months ended June 30, 2002 was $4.9 million compared to $0.0 million for the three months ended June 30, 2001. Net after tax exposure remaining on the credit default agreements is $2.0 million.

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

The Company has a small number of credit default swaps, which it no longer offers, and specialized equity put options in its product portfolio. These products meet the definition of a derivative under FAS 133. Net derivative expense, essentially reflecting changes in fair value, from these transactions for the six months ended June 30, 2002 was $5.1 million compared to $0.7 million for the six months ended June 30, 2001. Net after tax exposure remaining on the credit default agreements is $2.0 million.

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

Part II - ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)  Exhibit Index:

    Exhibit No.    Description                                    Location
    -----------    -----------                                    --------


    11.1           Statement regarding computation of per         Filed herewith
                    share earnings

    99.1           CEO and CFO certification of Form 10-Q/A       Filed herewith

b) A report on Form 8-K dated August 13, 2002 was filed on August 13, 2002, reporting the voluntary certification by Joseph V. Taranto, the Company's Chief Executive Officer, and Stephen L. Limauro, the Company's Chief Financial Officer, of the Company's 2001 annual report on Form 10-K and all subsequent reports filed prior to such date.


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