Form 10-Q
period 2002-09-30
EVEREST RE GROUP LTD
filed 2002-11-01
CIK 1095073

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:                                   Commission File Number:
  SEPTEMBER 30, 2002                                             1-15731
----------------------                                   -----------------------

                             EVEREST RE GROUP, LTD.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


        BERMUDA                                               98-0365432
------------------------                            ----------------------------
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

                        YES    X                  NO
                            -------                  -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                    Number of Shares Outstanding
                  Class                                 at NOVEMBER 1, 2002
                  -----                             ----------------------------

COMMON SHARES,     $.01 PAR VALUE                             50,873,931

                             EVEREST RE GROUP, LTD.

                               INDEX TO FORM 10-Q

                                     PART I

                              FINANCIAL INFORMATION
                              ---------------------
                                                                            PAGE
                                                                            ----
ITEM 1.  FINANCIAL STATEMENTS
         --------------------

         Consolidated Balance Sheets at September 30, 2002 (unaudited)
           and December 31, 2001                                               3

         Consolidated  Statements of Operations  and  Comprehensive Income
           for the three months and nine months ended
           September 30, 2002 and 2001 (unaudited)                             4

         Consolidated  Statements of Changes in Shareholders'
           Equity for the three months and nine months ended
           September 30, 2002 and 2001 (unaudited)                             5

         Consolidated  Statements of Cash Flows for the three
           months and nine months ended
           September 30, 2002 and 2001 (unaudited)                             6

         Notes to Consolidated Interim Financial Statements (unaudited)        7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         ------------------------------------
         OF FINANCIAL CONDITION AND RESULTS OF
         -------------------------------------
         OPERATIONS                                                           18
         ----------

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ----------------------------------------
         ABOUT MARKET RISK                                                    33
         -----------------

ITEM 4.  CONTROLS AND PROCEDURES                                              34
         -----------------------

                                     PART II

                                OTHER INFORMATION
                                -----------------

ITEM 1.  LEGAL PROCEEDINGS                                                    35
         -----------------

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                          None
         -----------------------------------------

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                    None
         -------------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
         ----------------------------------
         SECURITY HOLDERS                                                   None
         ----------------

ITEM 5.  OTHER INFORMATION                                                  None
         -----------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                     35
         --------------------------------

Part I - Item 1

                             EVEREST RE GROUP, LTD.
                           CONSOLIDATED BALANCE SHEETS
               (Dollars in thousands, except par value per share)

                                              September 30,       December 31,
                                              -------------       ------------
                                                  2002                2001
                                              -------------       ------------
                                               (unaudited)
ASSETS:
Fixed maturities - available for sale,
 at market value (amortized cost:
 2002, $5,840,073; 2001, $5,288,860)          $   6,144,162       $  5,461,584
Equity securities, at market value
 (cost: 2002, $56,431; 2001, $66,357)                44,236             67,311
Short-term investments                              387,429            148,851
Other invested assets                                43,540             33,899
Cash                                                120,226             71,878
                                              -------------       ------------
     Total investments and cash                   6,739,593          5,783,523

Accrued investment income                            91,873             83,088
Premiums receivable                                 622,929            468,897
Reinsurance receivables                             988,673            895,061
Funds held by reinsureds                            116,551            149,969
Deferred acquisition costs                          189,107            130,709
Prepaid reinsurance premiums                         46,020             47,185
Deferred tax asset                                  144,418            178,507
Other assets                                         76,606             59,221
                                              -------------       ------------
TOTAL ASSETS                                  $   9,015,770       $  7,796,160
                                              =============       ============

LIABILITIES:
Reserve for losses and adjustment expenses    $   4,542,622       $  4,278,267
Future policy benefit reserve                       236,732            238,753
Unearned premium reserve                            766,872            489,171
Funds held under reinsurance treaties               308,833            267,105
Losses in the course of payment                      63,130             89,492
Contingent commissions                                3,917              2,119
Other net payable to reinsurers                      56,897             66,462
Current federal income taxes                        (11,579)           (30,459)
8.5% Senior notes due 3/15/2005                     249,758            249,694
8.75% Senior notes due 3/15/2010                    199,137            199,077
Revolving credit agreement borrowings               125,000            105,000
Accrued interest on debt and borrowings               2,274             11,944
Other liabilities                                   174,051            109,013
                                              -------------       ------------
     Total liabilities                            6,717,644          6,075,638
                                              -------------       ------------



SHAREHOLDERS' EQUITY:
Preferred shares, par value: $0.01;
 50 million shares authorized;
 no shares issued and outstanding                       -                  -
Common shares, par value: $0.01;
 200 million shares authorized;
 50.9 million shares issued in 2002
 and 46.3 million shares
 issued in 2001                                         513                463
Additional paid-in capital                          617,980            269,945
Unearned compensation                                   (83)              (115)
Accumulated other comprehensive income,
 net of deferred income taxes of $72.1
 million in 2002 and $40.8 million in
 2001                                               202,800            113,880
Retained earnings                                 1,499,866          1,336,404
Treasury shares, at cost; 0.5 million
 shares in 2002 and 0.0 million shares
 in 2001                                            (22,950)               (55)
                                              -------------       ------------
     Total shareholders' equity                   2,298,126          1,720,522
                                              -------------       ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $   9,015,770       $  7,796,160
                                              =============       ============

The accompanying notes are an intergral part of the consolidated financial statements.

                             EVEREST RE GROUP, LTD.
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                (Dollars in thousands, except per share amounts)

                             Three Months Ended          Nine Months Ended
                                September 30,               September 30,
                           ----------------------    --------------------------
                              2002         2001          2002           2001
                           ---------    ---------    -----------    -----------
                                (unaudited)                  (unaudited)
REVENUES:
Premiums earned            $ 555,600    $ 347,229    $ 1,549,138    $ 1,068,519
Net investment income         86,412       83,993        262,782        257,243
Net realized
 capital (loss)               (7,680)      (6,525)       (42,543)        (7,646)
Net derivative (expense)     (12,466)        (800)       (17,606)        (1,484)
Other income (expense)         1,136       (1,309)          (435)           679
                           ---------    ---------    -----------    -----------
Total revenues               623,002      422,588      1,751,336      1,317,311
                           ---------    ---------    -----------    -----------

CLAIMS AND EXPENSES:
Incurred loss and loss
 adjustment expenses         392,082      365,065      1,097,765        900,138
Commission, brokerage,
 taxes and fees              127,956      109,694        369,285        288,773
Other underwriting
 expenses                     17,299       15,246         48,148         42,841
Interest expense
 on senior notes               9,730        9,726         29,186         29,176
Interest expense
 on credit facility              966        1,574          2,728          6,090
                           ---------    ---------    -----------    -----------
Total claims and
 expenses                    548,033      501,305      1,547,112      1,267,018
                           ---------    ---------    -----------    -----------

INCOME (LOSS)
 BEFORE TAXES                 74,969      (78,717)       204,224         50,293

Income tax expense
 (benefit)                    13,699      (34,952)        28,486        (13,363)
                           ---------    ---------    -----------    -----------

NET INCOME (LOSS)          $  61,270    $ (43,765)   $   175,738    $    63,656
                           =========    =========    ===========    ===========

Other comprehensive
 income, net of tax          117,718       57,557         88,920         73,903
                           ---------    ---------    -----------    -----------

COMPREHENSIVE INCOME       $ 178,988    $  13,792    $   264,658    $   137,559
                           =========    =========    ===========    ===========

PER SHARE DATA:
   Average shares
    outstanding (000's)       50,977       46,228         50,139         46,143
   Net income (loss)
    per common share
    - basic                $    1.20    $   (0.95)   $      3.51    $      1.38
                           =========    =========    ===========    ===========

   Average diluted
    shares outstanding
    (000's)                   51,627       46,228         50,974         47,064
   Net income (loss)
    per common share
    - diluted              $    1.19    $   (0.95)   $      3.45    $      1.35
                           =========    =========    ===========    ===========

The accompanying notes are an intergral part of the consolidated financial statements.

                             EVEREST RE GROUP, LTD.
                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                (Dollars in thousands, except per share amounts)

                               Three Months Ended          Nine Months Ended
                                  September 30,               September 30,
                            -----------------------     -----------------------
                               2002         2001           2002         2001
                            ----------   ----------     ----------   ----------
                                   (unaudited)                 (unaudited)
COMMON SHARES
 (SHARES OUTSTANDING):
Balance, beginning
 of period                  51,319,539   46,205,633     46,269,015   46,029,354
(Repurchased) issued
 during the period, net       (449,208)      43,254      4,601,316      219,533
                            ----------   ----------     ----------   ----------
Balance, end of period      50,870,331   46,248,887     50,870,331   46,248,887
                            ==========   ==========     ==========   ==========

COMMON SHARES
 (PAR VALUE):
Balance, beginning
 of period                  $      513   $      462     $      463   $      460
Issued during
 the period                          -            1             50            3
                            ----------   ----------     ----------   ----------
Balance, end of period             513          463            513          463
                            ----------   ----------     ----------   ----------

ADDITIONAL PAID
 IN CAPITAL:
Balance, beginning
 of period                     616,508      267,252        269,945      259,958
Common shares issued
 during the period               1,472        1,696        348,035        8,990
                            ----------   ----------     ----------   ----------
Balance, end of period         617,980      268,948        617,980      268,948
                            ----------   ----------     ----------   ----------

UNEARNED COMPENSATION:
Balance, beginning
 of period                        (103)        (136)          (115)        (170)
Net increase
 during the period                  20            7             32           41
                            ----------   ----------     ----------   ----------
Balance, end of period             (83)        (129)           (83)        (129)
                            ----------   ----------     ----------   ----------

ACCUMULATED OTHER
 COMPREHENSIVE INCOME,
 NET OF DEFERRED
 INCOME TAXES:
Balance, beginning
 of period                      85,082       89,192        113,880       72,846
Net increase
 during the period             117,718       57,557         88,920       73,903
                            ----------   ----------     ----------   ----------

Balance, end of period         202,800      146,749        202,800      146,749
                            ----------   ----------     ----------   ----------

RETAINED EARNINGS:
Balance, beginning
 of period                   1,442,665    1,351,281      1,336,404    1,250,313
Net income                      61,270      (43,765)       175,738       63,656
Dividends declared
 ($0.08 and $0.24
 per share in 2002
 and $0.07 and $0.21
 per share in 2001)            (4,069)      (3,236)       (12,276)      (9,689)
                            ----------   ----------     ----------   ----------
Balance, end of period       1,499,866    1,304,280      1,499,866    1,304,280
                            ----------   ----------     ----------   ----------

TREASURY SHARES
 AT COST:
Balance, beginning
 of period                         (55)         (55)           (55)         (55)
Treasury shares
 acquired during
 the period                    (22,895)           -        (22,895)           -
                            ----------   ----------     ----------   ----------
Balance, end of period         (22,950)         (55)       (22,950)         (55)
                            ----------   ----------     ----------   ----------

TOTAL SHAREHOLDERS'
 EQUITY, END OF PERIOD      $2,298,126   $1,720,256     $2,298,126   $1,720,256
                            ==========   ==========     ==========   ==========

The accompanying notes are an intergral part of the consolidated financial statements.

                             EVEREST RE GROUP, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                              Three Months Ended           Nine Months Ended
                                 September 30,                September 30,
                           -----------------------     ------------------------
                              2002          2001          2002           2001
                           ---------     ---------     ---------      ---------
                                 (unaudited)                  (unaudited)
CASH FLOWS FROM
 OPERATING ACTIVITIES:
Net income (loss)          $  61,270     $ (43,765)    $ 175,738      $  63,656
 Adjustments to reconcile
  net income to net cash
  provided by operating
  activities:
 (Increase) in premiums
  receivable                 (63,152)      (32,872)     (148,507)       (75,674)
 Decrease in funds held,
  net                         44,384        79,288        77,295         97,216
 (Increase) in reinsurance
  receivables                (39,843)     (198,791)      (82,767)      (265,907)
 Decrease (increase) in
  deferred tax asset          16,099         4,679         7,019        (27,222)
 Increase in reserve for
  losses and loss
  adjustment expenses         89,380       291,236       227,587        362,696
 (Decrease) increase in
  future policy benefit
  reserve                     (6,562)        5,015        (2,021)        27,990
 Increase in unearned
  premiums                   107,840        23,137       275,855        128,492
 (Increase) in other
  assets and liabilities     (35,559)      (60,583)     (112,151)       (97,350)
 Non cash compensation
  expense                         20             7            32             41
 Accrual of bond
  discount/amortization
  of bond premium             (1,701)       (2,235)       (5,769)        (6,233)
 Amortization of
  underwriting discount
  on senior notes                 42            38           124            113
 Realized capital losses       7,680         6,525        42,543          7,646
                           ---------     ---------     ---------      ---------
Net cash provided by
 operating activities        179,898        71,679       454,978        215,464
                           ---------     ---------     ---------      ---------

CASH FLOWS FROM
 INVESTING ACTIVITIES:
Proceeds from fixed
 maturities matured/called
 - available for sale        201,891        48,563       477,886        343,657
Proceeds from fixed
 maturities sold
 - available for sale        250,444       238,632     1,296,275        454,085
Proceeds from equity
 securities sold                   -             -        19,940         28,949
Proceeds from other
 invested assets sold              3           261         3,268            284
Cost of fixed maturities
 acquired -
 available for sale         (572,209)     (305,450)   (2,345,368)    (1,147,188)
Cost of equity
 securities acquired             (83)       (9,048)       (9,381)       (29,075)
Cost of other
 invested assets acquired     (9,413)         (298)      (12,889)        (2,105)
Net (purchases) sales
 of short-term securities    (42,376)       63,593      (237,272)       219,692
Net (decrease) increase
 in unsettled securities
 transactions                 (9,232)      (52,069)       59,566         20,757
                           ---------     ---------     ---------      ---------

Net cash (used in)
 investing activities       (180,975)      (15,816)     (747,975)      (110,944)
                           ---------     ---------     ---------      ---------

CASH FLOWS FROM
 FINANCING ACTIVITIES:
Common shares
 issued during
 the period                      100         1,697       348,085          8,993
Dividends paid
 to shareholders              (4,069)       (3,236)      (12,276)        (9,689)
Purchase of
 treasury stock              (22,895)            -       (22,895)             -
Borrowing on revolving
 credit agreement             25,000             -        45,000         22,000
Repayments on revolving
 credit agreement             (5,000)            -       (25,000)      (123,000)
                           ---------     ---------     ---------      ---------

Net cash (used in)
 provided by financing
 activities                   (6,864)       (1,539)      332,914       (101,696)
                           ---------     ---------     ---------      ---------

EFFECT OF EXCHANGE
 RATE CHANGES ON CASH          3,236         7,270         8,431             68
                           ---------     ---------     ---------      ---------

Net (decrease)
 increase in cash             (4,705)       61,594        48,348          2,892

Cash, beginning of
 period                      124,931        18,121        71,878         76,823
                           ---------     ---------     ---------      ---------
Cash, end of period        $ 120,226     $  79,715     $ 120,226      $  79,715
                           =========     =========     =========      =========

SUPPLEMENTAL CASH
 FLOW INFORMATION
Cash transactions:
Income taxes paid, net     $  12,806     $      47      $  6,213      $  54,564
Interest paid              $  20,291     $  20,621      $ 41,461      $  45,278
Non-cash financing
 transaction:
Issuance of common shares  $      20     $       7      $     32      $      41

The accompanying notes are an intergral part of the consolidated financial statements.

                             EVEREST RE GROUP, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

1.       GENERAL

As used in this document, "Group" means Everest Re Group, Ltd., "Holdings" means Everest Reinsurance Holdings, Inc., "Everest Re" means Everest Reinsurance Company and the "Company" means Everest Re Group, Ltd. and its subsidiaries.

The consolidated financial statements of the Company for the three and nine months ended September 30, 2002 and 2001 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the results on an interim basis. Certain financial information, which is normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America, has been omitted since it is not required for interim reporting purposes. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America. The results for the three and nine months ended September 30, 2002 and 2001 are not necessarily indicative of the results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2001, 2000 and 1999 included in the Company's most recent Form 10-K filing.

2.       UNIVERSAL SHELF REGISTRATION STATEMENT

On July 30, 2002, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission, which provides for the issuance of up to $475.0 million of securities. Generally, under this shelf registration statement, Group may issue common shares, preferred shares, debt, warrants and hybrid securities, Holdings may issue debt securities and warrants and Everest Re Capital Trust may issue trust preferred securities. This shelf registration statement became effective on September 26, 2002 and has replaced the existing common equity shelf registration statement of the Company.

3.       SECONDARY COMMON SHARE ISSUANCE

On November 7, 2001, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission, which provided for the issuance of up to $575 million of common equity. On February 27, 2002, pursuant to this registration statement, the Company completed a secondary offering of 5,000,000 of its common shares at a price of $69.25 per share, which resulted in $346.3 million of proceeds, before expense of approximately $0.5 million, related to the offering. The Company has used the net proceeds for working capital and general corporate purposes. The remaining amount available under this shelf registration statement as of September 30, 2002 was $228.7 million. On October 2, 2002, the Company filed a Post-Effective Amendment to this registration statement that removed the remaining securities from registration.

                             EVEREST RE GROUP, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

4.       EARNINGS PER SHARE

Net income per common share has been computed as follows:

(shares and dollar amounts  in  thousands
except per share amounts)
                                                    Three Months Ended              Nine Months Ended
                                                       September 30,                   September 30,
                                                 2002               2001            2002            2001
                                            ---------------------------------------------------------------
Net income (loss)                           $      61,270    ($    43,765)    $    175,738     $     63,656
                                            ===============================================================

Weighted average common and effect of
dilutive shares used in the computation
of net income per share:
   Average shares outstanding -
     basic                                         50,977          46,228           50,139           46,143

   Effect of dilutive shares                          650             869              835              921
                                            ---------------------------------------------------------------
   Average shares outstanding -
     diluted                                       51,627          47,097           50,974           47,064

Weighted average common equivalent shares
when anti-dilutive                                 50,977          46,228           50,139           46,143

Net income (loss) per common share:
   Basic                                    $        1.20    ($      0.95)    $       3.51     $       1.38
   Diluted                                  $        1.19    ($      0.95)    $       3.45     $       1.35

On a pro-forma basis, net income per common share on a fully diluted basis, excluding the anti-dilutive effect, which arises from a net loss, was ($0.93) for the three months ended September 30, 2001.

Options to purchase 694,000 shares of common stock and 222,000 shares of common stock were outstanding for the three months and nine months ended September 30, 2002, respectively, but were not included in the computation of diluted earnings per share for the three and nine month periods ended on such dates, because the options' exercise price was greater than the average market price of the common shares during the period. As of September 30, 2001, all outstanding options to purchase common shares were included in the computation of diluted earnings per share for the three and nine month periods ended on such dates, because the average market price of the common shares was greater than the exercise price of the options during these periods.

                             EVEREST RE GROUP, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

On May 22, 2002, shareholders of the Company approved the 2002 Stock Incentive Plan ("The 2002 Plan"), which replaces the 1995 stock incentive plan for key employees ("The 1995 Employee Plan"). The 2002 Plan provides for a maximum of 4,000,000 shares of common stock to be awarded to employees of the Company. With the adoption of The 2002 Plan, no further awards will be granted under The 1995 Employee Plan.

During the three months ended September 30, 2002, the Company adopted prospectively Financial Accounting Standards Board ("FASB") FAS No. 123, as amended, "Accounting for Stock-Based Compensation - Transition and Disclosure". The pre-tax impact of adopting this standard on the Company's statement of operations for the three and nine months ended September 30, 2002 was $37,047 or $0.00 per diluted share.

5.       CONTINGENCIES

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

The Company's reserves include an estimate of the Company's ultimate liability for asbestos and environmental claims for which ultimate value cannot be estimated using traditional reserving techniques. There are significant uncertainties in estimating the amount of the Company's potential losses from asbestos and environmental claims. Among the complications are: (a) potentially long waiting periods between exposure and manifestation of any bodily injury or property damage; (b) difficulty in identifying sources of asbestos or environmental contamination; (c) difficulty in properly allocating responsibility and/or liability for asbestos or environmental damage; (d) changes in underlying laws and judicial interpretation of those laws; (e) potential for an asbestos or environmental claim to involve many insurance providers over many policy periods; (f) long reporting delays, both from insureds to insurance companies and ceding companies to reinsurers; (g) historical data on asbestos and environmental losses, which is more limited and variable than historical information on other types of casualty claims; (h) questions concerning interpretation and application of insurance and reinsurance coverage; and (i) uncertainty regarding the number and identity of insureds with potential asbestos or environmental exposure.

                             EVEREST RE GROUP, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

With respect to asbestos claims in particular, several additional factors have emerged fairly recently that further compound the difficulty in estimating the Company's liability. These developments include: (a) continued growth in the number of claims filed, in part reflecting a much more aggressive plaintiff bar;
(b) a disproportional percentage of claims filed by individuals with no functional injury from asbestos, claims with little to no financial value but that have increasingly been considered in jury verdicts and settlements; (c) the growth in the number and significance of bankruptcy filings by companies as a result of asbestos claims; (d) the growth in claim filings against defendants formerly regarded as "peripheral"; (e) the concentration of claims in a small number of states that favor plaintiffs; (f) the growth in the number of claims that might impact the general liability portion of insurance policies rather than the product liability portion; (g) responses in which specific courts have adopted measures to ameliorate the worst procedural abuses; and (h) the potential that the U. S. Congress may consider legislation to address the asbestos litigation issue.

Management believes that these factors continue to render reserves for asbestos and environmental losses significantly less subject to traditional actuarial methods than are reserves on other types of losses. Given these uncertainties, management believes that no meaningful range for such ultimate losses can be established. The Company establishes reserves to the extent that, in the judgement of management, the facts and prevailing law reflect an exposure for the Company or its ceding companies. In connection with the acquisition of Mt. McKinley Insurance Company ("Mt. McKinley"), which has significant exposure to asbestos and environmental claims, Prudential Property and Casualty Insurance Company ("Prupac"), a subsidiary of The Prudential Insurance Company of America "(The Prudential"), provided reinsurance to Mt. McKinley covering 80% ($160.0 million) of the first $200.0 million of any adverse development of Mt. McKinley's reserves as of September 19, 2000 and The Prudential guaranteed Prupac's obligations to Mt. McKinley. Through September 30, 2002, cessions under this reinsurance agreement have reduced the available remaining limits to $126.4 million net of coinsurance. Due to the uncertainties discussed above, the ultimate losses may vary materially from current loss reserves and, depending on coverage under the Company's various reinsurance arrangements, could have a material adverse effect on the Company's future financial condition, results of operations and cash flows.

                             EVEREST RE GROUP, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

The  following   table  shows  the   development  of  prior  year  asbestos  and
environmental reserves on both a gross and net of retrocessional basis for the three and nine months ended September 30, 2002 and 2001:

(dollar amounts in thousands)                   Three Months Ended                   Nine Months Ended
                                                   September 30,                        September 30,
                                              2002               2001              2002              2001
                                         ------------------------------------------------------------------
Gross basis:
Beginning of period reserves             $   639,102        $   673,927        $   644,390       $   693,704
Incurred losses                                    -             12,563             30,000            29,673
Paid losses                                  (22,148)           (18,830)           (57,436)          (55,717)
                                         -------------------------------------------------------------------

End of period reserves                   $   616,954        $   667,660        $   616,954       $   667,660
                                         ===================================================================

Net basis:
Beginning of period reserves             $   544,199        $   606,496        $   568,592       $   628,535
Incurred losses                                    -              2,218              7,309             4,921
Paid losses                                  (21,937)           (17,230)           (53,639)          (41,972)
                                         -------------------------------------------------------------------

End of period reserves                   $   522,262        $   591,484        $   522,262       $   591,484
                                         ===================================================================

At September 30, 2002, the gross reserves for asbestos and environmental losses were comprised of $107.9 million representing case reserves reported by ceding companies, $49.6 million representing additional case reserves established by the Company on assumed reinsurance claims, $165.5 million representing case reserves established by the Company on direct excess insurance claims, including Mt. McKinley, and $294.0 million representing incurred but not reported ("IBNR") reserves.

In the ordinary course of business, the Company is involved in lawsuits, arbitrations and other formal and informal dispute resolution procedures, the outcomes of which will determine the Company's rights and obligations under insurance and reinsurance agreements and other more general contracts. In some disputes, the Company seeks to enforce its rights under an agreement or to collect funds owing to it. In other matters, the Company is resisting attempts by others to collect funds or enforce alleged rights. Such disputes are resolved through formal and informal means, including litigation and arbitration.

In all such matters, the Company believes that its positions are legally and commercially reasonable. The Company also regularly evaluates those positions including, where appropriate, consideration during the processes by which it establishes it insurance reserves. The Company's aggregate reserves take into account the possibility that the Company may not ultimately prevail in each and every disputed matter. The Company believes its aggregate reserves reduce the potential that an adverse resolution of one or more of these matters, at any point in time, would have a material impact on the Company's financial condition

                             EVEREST RE GROUP, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (continued)

         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

or results of operations. However, there can be no assurances that adverse resolutions of such matters in any one period or in the aggregate will not result in a material impact.

The Company does not believe that there are any other material pending legal proceedings to which it or any of its subsidiaries or their properties are subject.

The Prudential sells annuities which are purchased by property and casualty insurance companies to settle certain types of claim liabilities. In 1993 and prior years, the Company, for a fee, accepted the claim payment obligation of these property and casualty insurers, and, concurrently, became the owner of the annuity or assignee of the annuity proceeds. In these circumstances, the Company would be liable if The Prudential were unable to make the annuity payments. The estimated cost to replace all such annuities for which the Company was contingently liable at September 30, 2002 was $149.6 million.

The Company has purchased annuities from an unaffiliated life insurance company with an A+ (Superior) rating from A.M. Best to settle certain claim liabilities of the Company. Should the life insurance company become unable to make the annuity payments, the Company would be liable for those claim liabilities. The estimated cost to replace such annuities at September 30, 2002 was $14.5 million.

6.       OTHER COMPREHENSIVE INCOME

The Company's other comprehensive income is comprised as follows:

(dollar amounts in thousands)                   Three Months Ended                    Nine Months Ended
                                                   September 30,                        September 30,
                                              2002              2001               2002              2001
                                           ----------------------------------------------------------------
Net unrealized appreciation of
 investments, net of deferred
 income taxes                              $  118,502        $   58,549        $   87,559        $   75,686
Currency translation adjustments, net
 of deferred income taxes
                                                 (784)             (992)            1,361            (1,783)
                                           ----------------------------------------------------------------

Other comprehensive income, net of
 deferred income taxes                     $  117,718        $   57,557        $   88,920        $   73,903
                                           ================================================================

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

         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

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

The Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1, Holdings to maintain a minimum interest coverage ratio of 2.5 to 1 and Everest Re to maintain its statutory surplus at $850.0 million plus 25% of aggregate net income and 25% of aggregate capital contributions. As of September 30, 2002, the Company was in compliance with these covenants.

During the three and nine months ended September 30, 2002, Holdings made payments on the Credit Facility of $5.0 million and $25.0 million, respectively, compared to $0.0 million and $123.0 million during the three and nine months ended September 30, 2001. During the three and nine months ended September 30, 2002, Holdings had new Credit Facility borrowings of $25.0 million and $45.0 million, respectively, compared to $0.0 million and $22.0 million during the three and nine months ended September 30, 2001. As of September 30, 2002 and 2001, Holdings had outstanding Credit Facility borrowings of $125.0 million and $134.0 million, respectively. Interest expense incurred in connection with these borrowings was $1.0 million and $1.6 million for the three months ended September 30, 2002 and 2001, respectively, and $2.7 million and $6.1 million for the nine months ended September 30, 2002 and 2001, respectively.

8.       SENIOR NOTES

During the first quarter of 2000, Holdings completed a public offering of $200.0 million principal amount of 8.75% senior notes due March 15, 2010 and $250.0 million principal amount of 8.5% senior notes due March 15, 2005.

Interest expense incurred in connection with these senior notes was $9.7 million for the three months ended September 30, 2002 and 2001, and $29.2 million for the nine months ended September 30, 2002 and 2001.

9.       Segment Reporting

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

         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

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

The following tables present the relevant underwriting results for the operating segments for the three and nine months ended September 30, 2002 and 2001, with all dollar values presented in thousands.

                                             U.S. REINSURANCE
--------------------------------------------------------------------------------------------------------
                                                  Three Months Ended               Nine Months Ended
                                                     September 30,                   September 30,
                                                  2002            2001            2002            2001
                                              ----------------------------------------------------------
Earned premiums                               $  179,173      $   90,961      $  496,359      $  338,625
Incurred losses and loss adjustment
 expenses                                        127,953         168,479         348,009         351,871
Commission and brokerage                          39,571          42,592         122,705         106,444
Other underwriting expenses                        5,058           4,049          13,701          11,383
                                              ----------------------------------------------------------
Underwriting gain (loss)                      $    6,591     ($  124,159)     $   11,944     ($  131,073)
                                              ==========================================================

                             EVEREST RE GROUP, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                              U.S. INSURANCE
--------------------------------------------------------------------------------------------------------
                                                   Three Months Ended              Nine Months Ended
                                                      September 30,                   September 30,
                                                  2002            2001            2002            2001
                                              ----------------------------------------------------------
Earned premiums                               $  151,487      $   82,901      $  394,119      $  203,399
Incurred losses and loss adjustment
 expenses                                        110,500          58,919         290,456         145,183
Commission and brokerage                          33,763          18,751          84,956          46,279
Other underwriting expenses                        5,862           4,919          16,527          12,836
                                              ----------------------------------------------------------
Underwriting gain (loss)                      $    1,362      $      312      $    2,180     ($      899)
                                              ==========================================================

                                           SPECIALTY REINSURANCE
--------------------------------------------------------------------------------------------------------
                                                   Three Months Ended               Nine Months Ended
                                                      September 30,                   September 30,
                                                  2002            2001            2002            2001
                                              ----------------------------------------------------------
Earned premiums                               $  100,683      $  103,242      $  331,332      $  296,050
Incurred losses and loss adjustment
 expenses                                         78,723          90,027         253,402         238,123
Commission and brokerage                          26,682          28,778          93,428          76,343
Other underwriting expenses                        1,584           1,350           4,476           4,300
                                              ----------------------------------------------------------
Underwriting (loss)                          ($    6,306)    ($   16,913)    ($   19,974)    ($   22,716)
                                              ==========================================================

                                         INTERNATIONAL REINSURANCE
--------------------------------------------------------------------------------------------------------
                                                  Three Months Ended               Nine Months Ended
                                                      September 30,                   September 30,
                                                  2002            2001            2002            2001
                                              ----------------------------------------------------------
Earned premiums                               $  114,173      $   65,917      $  309,945      $  222,321
Incurred losses and loss adjustment
 expenses                                         67,217          41,064         190,779         154,300
Commission and brokerage                          26,092          19,310          63,585          59,044
Other underwriting expenses                        3,053           3,960           9,374          10,573
                                              ----------------------------------------------------------
Underwriting gain (loss)                      $   17,811      $    1,583      $   46,207     ($    1,596)
                                              ==========================================================

                             EVEREST RE GROUP, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                                  BERMUDA
--------------------------------------------------------------------------------------------------------
                                                  Three Months Ended               Nine Months Ended
                                                    September 30,                    September 30,
                                                2002             2001            2002             2001
                                              ----------------------------------------------------------
Earned premiums                               $   10,084      $    4,208      $   17,383      $    8,124
Incurred losses and loss adjustment
 expenses                                          7,689           6,576          15,119          10,661
Commission and brokerage                           1,848             263           4,611             663
Other underwriting expenses                          795             357           1,622           1,098
                                              ----------------------------------------------------------
Underwriting (loss)                          ($      248)    ($    2,988)    ($    3,969)    ($    4,298)
                                              ==========================================================



The following table reconciles the underwriting results for the operating segments to income before tax as reported in the consolidated statements of operations and comprehensive income, with all dollar values presented in thousands:

                                    -------------------------------------------------------------------
                                         Three Months Ended                     Nine Months Ended
                                             September 30,                         September 30,
                                        2002               2001               2002               2001
                                    -------------------------------------------------------------------
Underwriting gain (loss)            $   19,210        ($  142,165)        $   36,388        ($  160,582)
Net investment income                   86,412             83,993            262,782            257,243
Realized (loss)                         (7,680)            (6,525)           (42,543)            (7,646)
Net derivative (expense)               (12,466)              (800)           (17,606)            (1,484)
Corporate expenses                        (947)              (611)            (2,448)            (2,651)
Interest expense                       (10,696)           (11,300)           (31,914)           (35,266)
Other income (expense)                   1,136             (1,309)              (435)               679
                                    -------------------------------------------------------------------
Income before taxes                 $   74,969        ($   78,717)        $  204,224         $   50,293
                                    ===================================================================

The Company writes premium in the United States, Bermuda and international markets. The revenues, net income and identifiable assets of the individual foreign countries in which the Company writes business are not material to the Company's financial condition, results of operations and cash flows.

10.      DERIVATIVES

The Company has in its product portfolio three credit default swaps, which it no longer offers, and five specialized equity put options. These products meet the definition of a derivative under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). The Company's position in these contracts is unhedged and is accounted for as a derivative in accordance with FAS 133. Accordingly, these contracts are carried at fair value with changes in fair value recorded in the statement of operations.

                             EVEREST RE GROUP, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

11.      NEW ACCOUNTING PRONOUNCEMENT

In June 2001, the FASB issued FAS 142, "Goodwill and Other Intangible Assets". FAS 142 established new accounting and reporting standards for acquired goodwill and other intangible assets. It requires that an entity determine if other intangible assets have an indefinite useful life or a finite useful life.
Goodwill and those intangible assets with indefinite useful lives are not subject to amortization and must be tested at least annually for impairment. Those with finite useful lives are subject to amortization and must be tested annually for impairment. This statement is effective for all fiscal quarters of all fiscal years beginning after December 15, 2001. The Company adopted FAS 142 on January 1, 2002. The implementation of this statement has not had a material impact on the financial position, results of operations or cash flows of the Company.

12.      RELATED-PARTY TRANSACTIONS

During the normal course of business, the Company, through its affiliates, engages in what management believes to be arm's-length reinsurance and brokerage and commission business transactions with companies controlled by or affiliated with one of its outside directors. Such transactions, individually and in the aggregate, are immaterial to the Company's financial condition, results of operations and cash flows.

PART I - ITEM 2

                             EVEREST RE GROUP, LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

INDUSTRY CONDITIONS

The worldwide reinsurance and insurance businesses are highly competitive yet cyclical by product and market. The terrorist attacks on September 11, 2001 (the "September 11 attacks") resulted in losses which reduced industry capacity and were of sufficient magnitude to cause most individual companies to reassess their capital position, tolerance for risk, exposure control mechanisms and the pricing terms and conditions at which they are willing to take on risk. The gradual and variable improving trend that had been apparent through 2000 and earlier in 2001 firmed significantly. This firming generally took the form of immediate and significant upward pressure on prices, more restrictive terms and conditions and a reduction of coverage limits and capacity availability. Such pressures were widespread with variability depending on the product and markets involved, but mainly depending on the characteristics of the underlying risk exposures. The magnitude of the changes was sufficient to create temporary disequilibrium in some markets as individual buyers and sellers adapted to changes in both their internal and market dynamics.

Thus far in 2002, our markets, and reinsurance and insurance markets in general, have continued to firm. This firming reflects the continuing implications of losses arising from the September 11 attacks as well as aggregate company reactions to broad and growing recognition that competition in the late 1990's reached extremes in many classes and markets, which ultimately led to inadequate pricing and overly broad terms, conditions and coverages. The effect of these extremes, which is only now becoming apparent through excessive loss emergence, varies widely by company depending on product offerings, markets accessed, underwriting and operating practices, competitive strategies and business volumes. Across all market participants, however, the aggregate effect has been impaired financial results and erosion of the industry capital base. Coupled with deteriorating investment market conditions and results, and renewed concerns regarding longer term industry specific issues, including asbestos exposure and sub-par capital returns, these financial impacts have introduced substantial, and in some cases extreme, pressure for the initiation and/or strengthening of corrective action by individual market participants. These pressures, aggregating across industry participants, have resulted in firming prices, terms and conditions and tightened coverage availability across most classes and markets.

These changes reflect a clear reversal of the general trend from 1987 through 1999 toward increasingly competitive global market conditions across most lines of business as reflected by decreasing prices and broadening contract terms. The earlier trend resulted from a number of factors, including the emergence of significant reinsurance capacity in Bermuda, changes in the Lloyds market, consolidation and increased capital levels in the insurance and reinsurance industries, as well as the emergence of new reinsurance and financial products addressing traditional exposures in alternative fashions. Many of these factors continue to exist and may take on additional importance as the result of the firming conditions which have emerged. As a result, although the Company is encouraged by the recent improvements, and more generally, current market conditions, the Company cannot predict with any reasonable certainty whether and to what extent these improvements will persist.

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

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

PREMIUMS. Gross premiums written increased 41.1% to $708.0 million in the three months ended September 30, 2002 from $501.9 million in the three months ended September 30, 2001 as the Company took advantage of selected growth opportunities, while continuing to maintain a disciplined underwriting approach. Premium growth areas included a 65.2% ($100.2 million) increase in the U.S. Reinsurance operation principally attributable to growth across property and casualty lines, a 56.4% ($47.0 million) increase in the International Reinsurance operation, mainly attributable to growth in the London, Canada and Latin American markets, a 41.6% ($57.7 million) increase in the U.S. Insurance operation, principally attributable to growth in workers' compensation insurance and a 13.7% ($2.2 million) increase in the Bermuda operation. These increases were partially offset by a 1.0% ($1.1 million) decrease in the Specialty Reinsurance operation. The Company continued to decline business that did not meet its objectives regarding underwriting profitability.

Ceded premiums decreased to $47.3 million in the three months ended September 30, 2002 from $123.1 million in the three months ended September 30, 2001. This decrease was principally attributable to a decrease in cessions made under the Company's corporate retrocessional program and by a decrease in ceded premiums in the U.S. Insurance operation as a result of changes in this segment's specific reinsurance programs. Ceded premiums for the three months ended September 30, 2002 included $4.5 million and $11.9 million in adjustment premiums relating to claims made under the 2001 and 2000 accident year aggregate excess of loss elements of the Company's corporate retrocessional programs, respectively. Ceded premiums for the three months ended September 30, 2001 included $59.9 million and $10.9 million in adjustment premiums relating to claims made under the 2001 and 1999 accident year aggregate excess of loss element of the Company's corporate retrocessional programs, respectively, with the 2001 accident year cessions relating to losses incurred as a result of the September 11 attacks.

Net premiums written increased by 74.4% to $660.6 million in the three months ended September 30, 2002 from $378.8 million in the three months ended September 30, 2001. This increase reflects the increase in gross premiums written together with the decrease in ceded premiums.

PREMIUM REVENUES. Net premiums earned increased by 60.0% to $555.6 million in the three months ended September 30, 2002 from $347.2 million in the three months ended September 30, 2001. Contributing to this increase was a 139.6% ($5.9 million) increase in the Bermuda operation, a 97.0% ($88.2 million) increase in the U.S. Reinsurance operation, a 82.7% ($68.6 million) increase in the U.S. Insurance operation and a 73.2% ($48.3 million) increase in the International Reinsurance operation. These increases were partially offset by a 2.5% ($2.6 million) decrease in the Specialty Reinsurance operation. All of these changes reflect period to period changes in net written premiums and business mix together with normal variability in earnings patterns. Business mix changes occur not only as the Company shifts emphasis between products, lines of business, distribution channels and markets but also as individual contracts renew or non-renew, almost always with changes in coverage, structure, prices and/or terms, and as new contracts are accepted with coverages, structures, prices and/or terms different from those of expiring contracts. As premium reporting and earnings and loss and commission characteristics derive from the provisions of individual contracts, the continuous turnover of individual contracts, arising from both strategic shifts and day to day underwriting, can and does introduce appreciable background variability in various underwriting line items.

EXPENSES. Incurred loss and loss adjustment expenses ("LAE") increased by 7.4% to $392.1 million in the three months ended September 30, 2002 from $365.1 million in the three months ended September 30, 2001. The increase in incurred losses and LAE was principally attributable to the increase in net premiums earned, partially offset by a decrease in catastrophe losses and also reflects the impact of changes in the Company's mix of business. Incurred losses and LAE include catastrophe losses, which include the impact of both current period events and favorable and unfavorable development on prior period events, and are net of reinsurance. A catastrophe is an event that causes a pre-tax loss on property exposures of at least $5.0 million and has an event date of January 1, 1988 or later. Catastrophe losses, net of contract specific cessions but before cessions under the corporate retrocessional program, were $10.2 million in the three months ended September 30, 2002, principally relating to European flood losses, compared to net catastrophe losses of $192.8 million in the three months ended September 30, 2001, which was principally related to the September 11 attacks. Incurred losses and LAE for the three months ended September 30, 2002 reflected ceded losses and LAE of $71.6 million compared to ceded losses and LAE in the three months ended September 30, 2001 of $225.5 million. The ceded losses and LAE for the three months ended September 30, 2002 included $9.6 million and

$22.0 million of losses ceded under the 2001 and 2000 accident year aggregate excess of loss component of the Company's corporate retrocessional program, respectively. The ceded losses and LAE for the three months ended September 30, 2001 included $130.0 million and $20.0 million of losses ceded under the 2001 and 1999 accident year aggregate excess of loss component of the Company's corporate retrocessional program, respectively, with the 2001 accident year cessions relating to losses incurred as the result of the September 11 attacks.

Contributing to the increase in incurred losses and LAE in the three months ended September 30, 2002 from the three months ended September 30, 2001 were an 87.6% ($51.6 million) increase in the U.S. Insurance operation principally reflecting increased premium volume coupled with changes in this segment's specific reinsurance programs, a 63.7% ($26.2 million) increase in the International operation reflecting increased premium volume, partially offset by lower catastrophe losses and a 16.9% ($1.1 million) increase in the Bermuda operation. These increases were partially offset by a 24.1% ($40.5 million) decrease in the U.S. Reinsurance operation, principally reflecting lower catastrophe losses, partially offset by increased premium volume, and a 12.6% ($11.3 million) decrease in the Specialty Reinsurance operation, principally reflecting lower catastrophe losses. Incurred losses and LAE for each operation were also impacted by variability relating to changes in the level of premium volume and mix of business by class and type.

The Company's loss and LAE ratio ("loss ratio"), which is calculated by dividing incurred losses and LAE by premiums earned, decreased by 34.5 percentage points to 70.6% in the three months ended September 30, 2002 from 105.1% in the three months ended September 30, 2001 reflecting the incurred losses and LAE discussed above. The following table shows the loss ratios for each of the Company's operating segments for the three months ended September 30, 2002 and 2001. The loss ratios for all operations were impacted by the factors noted above.

                                      Operating Segment Loss Ratios
-------------------------------------------------------------------------------------
    Segment                                        2002                          2001
-------------------------------------------------------------------------------------
U.S. Reinsurance                                   71.4%                        185.2%
U.S. Insurance                                     72.9%                         71.1%
Specialty Reinsurance                              78.2%                         87.2%
International Reinsurance                          58.9%                         62.3%
Bermuda                                            76.2%                        156.3%

Underwriting expenses increased by 16.3% to $145.3 million in the three months ended September 30, 2002 from $124.9 million in the three months ended September 30, 2001. Commission, brokerage, taxes and fees increased by $18.3 million, principally reflecting increases in premium volume and changes in the mix of business. Other underwriting expenses increased by $2.1 million as the Company expanded operations to support its increased business volume. Contributing to these underwriting expense increases were a 67.4% ($16.0 million) increase in the U.S. Insurance operation, a 25.2% ($5.9 million) increase in the International operation and a $2.0 million increase in the Bermuda operation. These increases were partially offset by a 6.2% ($1.9 million) decrease in the Specialty Reinsurance operation, and a 4.3% ($2.0 million) decrease in the U.S. Reinsurance operation. The changes for each operation's expenses principally resulted from changes in commission expenses related to changes in premium volume and business mix by class and type and, in some cases, changes in the use of specific reinsurance and the underwriting performance of the underlying business. The Company's expense ratio, which is calculated by dividing underwriting expenses by premiums earned, was 26.1% for the three months ended September 30, 2002 compared to 36.0% for the three months ended September 30, 2001.

The Company's combined ratio, which is the sum of the loss and expense ratios, decreased by 44.4 percentage points to 96.7% in the three months ended September 30, 2002 compared to 141.1% in the three months ended September 30, 2001. The following table shows the combined ratios for each of the Company's operating segments for the three months ended September 30, 2002 and 2001. The combined ratios for all operations were impacted by the loss and expense ratio variability noted above, and for certain operations, by the impact of adjustment premiums ceded under the accident year aggregate excess of loss element of the Company's retrocessional program, principally relating to losses incurred as the result of the September 11 attacks.

                                    Operating Segment Combined Ratios
-------------------------------------------------------------------------------------
    Segment                                        2002                          2001
-------------------------------------------------------------------------------------
U.S. Reinsurance                                   96.3%                        236.5%
U.S. Insurance                                     99.1%                         99.6%
Specialty Reinsurance                             106.3%                        116.4%
International Reinsurance                          84.4%                         97.6%
Bermuda                                           102.5%                        171.0%

INVESTMENT RESULTS. Net investment income increased 2.9% to $86.4 million in the three months ended September 30, 2002 from $84.0 million in the three months ended September 30, 2001, principally reflecting the effects of investing the $645.5 million of cash flow from operations in the twelve months ended September 30, 2002, and $345.8 million of net proceeds from a secondary stock offering in February 2002, partially offset by the effects of the lower interest rate environment. The following table shows a comparison of various investment yields as of September 30, 2002 and December 31, 2001, respectively, and for the periods ended September 30, 2002 and 2001, respectively.

                                                                           2002               2001
                                                                           -----------------------
Imbedded pre-tax yield of cash and invested
 assets at September 30, 2002 and December 31, 2001                        5.6%                6.0%
Imbedded after-tax yield of cash and invested
 assets at September 30, 2002 and December 31, 2001                        4.7%                5.0%
Annualized pre-tax yield on average cash and
 invested assets for the three months ended September 30,
 2002 and 2001                                                             5.4%                6.1%
Annualized after-tax yield on average cash and
 invested assets for the three months ended September 30,
 2002 and 2001                                                             4.5%                5.1%


Net realized capital losses were $7.7 million in the three months ended September 30, 2002, reflecting realized capital losses on the Company's investments of $26.9 million, which included $15.1 million relating to write-downs in the value of securities deemed to be impaired on an other than temporary basis, partially offset by $19.2 million of realized capital gains, compared to net realized capital losses of $6.5 million in the three months ended September 30, 2001. The net realized capital losses in the three months ended September 30, 2001 reflected realized capital losses of $13.1 million, partially offset by $6.6 million of realized capital gains, which included $5.8 million relating to write-downs in the value of securities deemed to be impaired on an other than temporary basis.

Interest expense for the three months ended September 30, 2002 was $10.7 million compared to $11.3 million for the three months ended September 30, 2001. Interest expense for the three months ended September 30, 2002 reflects $9.7 million relating to Holdings' issuance of senior notes and $1.0 million relating to Holdings' borrowings under its revolving credit facility. Interest expense for the three months ended September 30, 2001 reflects $9.7 million relating to Holdings' issuance of senior notes and $1.6 million relating to Holdings' borrowings under its revolving credit facility.

Other income for the three months ended September 30, 2002 was $1.1 million compared to other expense of $1.3 million for the three months ended September 30, 2001. Significant contributors to other income for the three months ended September 30, 2002 were foreign exchange gains and fee income, partially offset by normal provision for uncollectible audit premium in the U.S. Insurance operation and the amortization of deferred expenses relating to Holdings' issuance of senior notes. Other expense for the three months ended September 30, 2001 principally included foreign exchange losses and the amortization of deferred expenses relating to Holdings' issuance of senior notes, partially offset by fee income. The foreign exchange gains and losses for both periods are attributable to fluctuations in foreign currency exchange rates.

The Company has a small number of credit default swaps, which it no longer offers, and specialized equity put options in its product portfolio. These products meet the definition of a derivative under FAS 133. Net derivative expense from these derivative transactions for the three months ended September 30, 2002, essentially reflecting changes in fair value, was $12.5 million, relating to the specialized equity put options, compared to $0.8 million for the three months ended September 30, 2001.

INCOME TAXES. The Company recognized income tax expense of $13.7 million in the three months ended September 30, 2002 compared to a tax benefit of $35.0 million in the three months ended September 30, 2001. The tax benefit in the three months ended September 30, 2001 resulted primarily from the losses relating to the September 11 attacks, for which the benefit was calculated based on the specific impacts of the event.

NET INCOME. Net income was $61.3 million in the three months ended September 30, 2002 compared to a net loss of $43.8 million in the three months ended September 30, 2001. The net loss in the three months ended September 30, 2001 resulted primarily from the losses relating to the September 11 attacks.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

PREMIUMS. Gross premiums written increased 37.6% to $1,934.3 million in the nine months ended September 30, 2002 from $1,405.6 million in the nine months ended September 30, 2001 as the Company took advantage of selected growth opportunities, while continuing to maintain a disciplined underwriting approach. Premium growth areas included a 60.6% ($11.9 million) increase in the Bermuda operation, a 58.0% ($226.4 million) increase in the U.S. Insurance operation, principally attributable to growth in workers' compensation insurance, a 41.5% ($102.7 million) increase in the International Reinsurance operation, mainly attributable to growth in the London, Canada and Latin American markets, a 34.5% ($151.3 million) increase in the U.S. Reinsurance operation primarily reflecting growth across property and casualty lines, and an 11.8% ($36.5 million) increase in the Specialty Reinsurance operation, principally attributable to growth in marine and aviation business. The Company continued to decline business that did not meet its objectives regarding underwriting profitability.

Ceded premiums decreased to $108.0 million in the nine months ended September 30, 2002 from $221.1 million in the nine months ended September 30, 2001. This decrease was principally attributable to a decrease in cessions made under the Company's corporate retrocessional program and by a decrease in ceded premiums in the U.S. Insurance operation as a result of changes in this segment's specific reinsurance programs. Ceded premiums for the nine months ended September 30, 2002 included $5.1 million and $11.9 million in adjustment premiums relating to claims made under the 2001 and 2000 accident year aggregate excess of loss elements of the Company's corporate retrocessional programs, respectively. Ceded premiums for the nine months ended September 30, 2001 included $59.9 million and $26.3 million in adjustment premiums relating to claims made under the 2001 and 1999 accident year aggregate excess of loss element of the Company's corporate retrocessional programs, respectively, with the 2001 accident year cessions relating to losses incurred as a result of the September 11 attacks.

Net premiums written increased by 54.2% to $1,826.3 million in the nine months ended September 30, 2002 from $1,184.6 million in the nine months ended September 30, 2001. This increase reflects the increase in gross premiums written together with the decrease in ceded premiums.

PREMIUM REVENUES. Net premiums earned increased by 45.0% to $1,549.1 million in the nine months ended September 30, 2002 from $1,068.5 million in the nine months ended September 30, 2001. Contributing to this increase were a 114.0% ($9.3 million) increase in the Bermuda operation, a 93.8% ($190.7 million) increase in the U.S. Insurance operation, a 46.6% ($157.7 million) increase in the U.S. Reinsurance operation, a 39.4% ($87.6 million) increase in the International Reinsurance operation and an 11.9% ($35.3 million) increase in the Specialty Reinsurance operation. All of these changes reflect period to period changes in net written premiums and business mix together with normal variability in earnings patterns.

EXPENSES. Incurred loss and LAE increased by 22.0% to $1,097.8 million in the nine months ended September 30, 2002 from $900.1 million in the nine months ended September 30, 2001. The increase in incurred losses and LAE was principally attributable to the increase in net premiums earned and lower catastrophe losses and also reflects the impact of changes in the Company's mix of business. Incurred losses and LAE include catastrophe losses, which include the impact of both current period events, and favorable and unfavorable development on prior period events and are net of reinsurance. A catastrophe is an event that causes a pre-tax loss on property exposures of at least $5.0 million and has an event date of January 1, 1988 or later. Catastrophe losses, net of contract specific cessions but before cessions under the corporate retrocessional program, were $11.9 million in the nine months ended September 30, 2002, principally relating to European flood losses, compared to net catastrophe losses of $222.1 million in the nine months ended September 30, 2001, which was principally related to the September 11 attacks. Incurred losses and LAE for the nine months ended September 30, 2002 reflected ceded losses and LAE of $144.5 million compared to ceded losses and LAE in the nine months ended September 30, 2001 of $332.1 million. The ceded losses and LAE for the nine months ended September 30, 2002 included $11.0 million and $22.0 million of losses ceded under the 2001 and 2000 accident year aggregate excess of loss component of the Company's corporate retrocessional program, respectively. The ceded losses and LAE for the nine months ended September 30, 2001 included $130.0 million and $49.0 million of losses ceded under the 2001 and 1999 accident year aggregate excess of loss component of the Company's corporate retrocessional program, respectively, with the 2001 accident year cessions relating to losses incurred as the result of the September 11 attacks.

Contributing to the increase in incurred losses and LAE in the nine months ended September 30, 2002 from the nine months ended September 30, 2001 were a 100.1% ($145.3 million) increase in the U.S. Insurance operation principally reflecting increased premium volume coupled with changes in this segment's specific reinsurance programs, a 41.8% ($4.5 million) increase in the Bermuda operation, a 23.6% ($36.5 million) increase in the International operation reflecting increased premium volume, partially offset by lower catastrophe losses and a 6.4% ($15.3 million) increase in the Specialty Reinsurance operation, principally attributable to increased premium volume, partially offset by lower catastrophe losses. These increases were partially offset by a 1.1% ($3.9 million) decrease in the U.S. Reinsurance operation, principally attributable to lower catastrophe losses, partially offset by increased premium volume. Incurred losses and LAE for each operation were also impacted by variability relating to changes in the level of premium volume and mix of business by class and type.

The Company's loss ratio decreased by 13.3 percentage points to 70.9% in the nine months ended September 30, 2002 from 84.2% in the nine months ended September 30, 2001 reflecting the incurred losses and LAE discussed above. The following table shows the loss ratios for each of the Company's operating segments for the nine months ended September 30, 2002 and 2001. The loss ratios for all operations were impacted by the factors noted above.

                                      Operating Segment Loss Ratios
-------------------------------------------------------------------------------------------
   Segment                                         2002                               2001
-------------------------------------------------------------------------------------------
U.S. Reinsurance                                   70.1%                              103.9%
U.S. Insurance                                     73.7%                               71.4%
Specialty Reinsurance                              76.5%                               80.4%
International Reinsurance                          61.6%                               69.4%
Bermuda                                            87.0%                              131.2%

Underwriting expenses increased by 25.9% to $417.4 million in the nine months ended September 30, 2002 from $331.6 million in the nine months ended September 30, 2001. Commission, brokerage, taxes and fees increased by $80.5 million, principally reflecting increases in premium volume and changes in the mix of business. Other underwriting expenses increased by $5.3 million as the Company expanded its operations to support its increased business volume. Contributing to these underwriting expense increases were a 71.7% ($42.4 million) increase in the U.S. Insurance operation, a 21.4% ($17.3 million) increase in the Specialty Reinsurance operation, a 15.8% ($18.6 million) increase in the U.S. Reinsurance operation, a 4.8% ($3.3 million) increase in the International operation and a $4.5 million increase in the Bermuda operation. The changes for each operation's expenses principally resulted from changes in commission expenses related to changes in premium volume and business mix by class and type and, in some cases, changes in the use of specific reinsurance and the underwriting performance of the underlying business. The Company's expense ratio was 26.9% for the nine months ended September 30, 2002 compared to 31.0% for the nine months ended September 30, 2001.

The Company's combined ratio decreased by 17.5 percentage points to 97.8% in the nine months ended September 30, 2002 compared to 115.3% in the nine months ended September 30, 2001. The following table shows the combined ratios for each of the Company's operating segments for the nine months ended September 30, 2002 and 2001. The combined ratios for all operations were impacted by the loss and expense ratio variability noted above, and for certain operations, by the impact of adjustment premiums ceded under the accident year aggregate excess of loss element of the Company's retrocessional program, principally relating to losses incurred as the result of the September 11 attacks.

                                    Operating Segment Combined Ratios
-------------------------------------------------------------------------------------------
    Segment                                        2002                               2001
-------------------------------------------------------------------------------------------
U.S. Reinsurance                                   97.6%                              138.7%
U.S. Insurance                                     99.4%                              100.4%
Specialty Reinsurance                             106.0%                              107.7%
International Reinsurance                          85.1%                              100.7%
Bermuda                                           122.8%                              152.9%

INVESTMENT RESULTS. Net investment income increased 2.2% to $262.8 million in the nine months ended September 30, 2002 from $257.2 million in the nine months ended September 30, 2001, principally reflecting the effects of investing the $645.5 million of cash flow from operations in the twelve months ended September 30, 2002, and $345.8 million of net proceeds from a secondary stock offering in February 2002, partially offset by the effects of the lower interest rate environment. The following table shows a comparison of various investment yields as of September 30, 2002 and December 31, 2001, respectively, and for the periods ended September 30, 2002 and 2001, respectively.


                                                                           2002               2001
                                                                           -----------------------
Imbedded pre-tax yield of cash and invested
 assets at September 30, 2002 and December 31, 2001                        5.6%                6.0%
Imbedded after-tax yield of cash and invested
 assets at September 30, 2002 and December 31, 2001                        4.7%                5.0%
Annualized pre-tax yield on average cash and
 invested assets for the nine months ended September 30,
 2002 and 2001                                                             5.8%                6.3%
Annualized after-tax yield on average cash and
 invested assets for the nine months ended September 30,
 2002 and 2001                                                             4.8%                5.1%


Net  realized  capital  losses  were  $42.5  million  in the nine  months  ended
September 30, 2002, reflecting realized capital losses on the Company's investments of $102.3 million, which included $80.2 million relating to write-downs in the value of securities deemed to be impaired on an other than temporary basis, of which $33.0 million were for WorldCom, partially offset by $59.8 million of realized capital gains, compared to net realized capital losses of $7.6 million inthe nine months ended September 30, 2001. The net realized capital losses in the nine months ended September 30, 2001 reflected realized capital losses of $35.7 million, which included $22.6 million relating to write-downs in the value of securities deemed to be impaired on an other than temporary basis, partially offset by $28.1 million of realized capital gains.

Interest expense for the nine months ended September 30, 2002 was $31.9 million compared to $35.3 million for the nine months ended September 30, 2001. Interest expense for the nine months ended September 30, 2002 reflects $29.2 million relating to Holdings' issuance of senior notes and $2.7 million relating to Holdings' borrowings under its revolving credit facility. Interest expense for the nine months ended September 30, 2001 reflects $29.2 million relating to Holdings' issuance of senior notes and $6.1 million relating to Holdings' borrowings under its revolving credit facility.

Other expense for the nine months ended September 30, 2002 was $0.4 million compared to other income of $0.7 million for the nine months ended September 30, 2001. Significant contributors to other expense for the nine months ended September 30, 2002 were foreign exchange losses, normal provision for uncollectible audit premium in the U.S. Insurance operation and the amortization of deferred expenses relating to Holdings' issuance of senior notes, partially offset by fee income. Other income for the nine months ended September 30, 2001 principally included foreign exchange gains and fee income, partially offset by the amortization of deferred expenses relating to Holdings' issuance of senior notes. The foreign exchange gains and losses for both periods are attributable to fluctuations in foreign currency exchange rates.

The Company has a small number of credit default swaps, which it no longer offers, and specialized equity put options in its product portfolio. These products meet the definition of a derivative under FAS 133. Net derivative expense from these derivative transactions for the nine months ended September 30, 2002, essentially reflecting changes in fair value, was $17.6 million, principally relating to the specialized equity put options, compared to $1.5 million for the nine months ended September 30, 2001, principally relating to the credit default swaps. Net after tax exposure remaining on the credit default agreements is $2.0 million.

INCOME TAXES. The Company recognized income tax expense of $28.5 million in the nine months ended September 30, 2002 compared to a tax benefit of $13.4 million in the nine months ended September 30, 2001. The tax benefit in the three months ended September 30, 2001 resulted primarily from the losses relating to the September 11 attacks, for which the benefit was calculated based on the specific impacts of the event.

NET INCOME. Net income was $175.7 million in the nine months ended September 30, 2002 compared to $63.7 million in the nine months ended September 30, 2001. This increase generally reflects the improved underwriting and investment results and decreased interest expense, partially offset by increased tax expense, realized capital losses and net derivative losses.

FINANCIAL CONDITION

INVESTED ASSETS. Aggregate invested assets, including cash and short-term investments, were $6,739.6 million at September 30, 2002 and $5,783.5 million at December 31, 2001. The increase in invested assets between December 31, 2001 and

September 30, 2002 resulted primarily from $455.0 million in cash flows from operations generated during the nine months ended September 30, 2002, $346.3 million of proceeds from the Company's secondary offering of 5,000,000 common shares on February 27, 2002, $118.1 million in net unrealized appreciation of the Company's investments and $20.0 million in net borrowings on the Company's credit facility.

LOSS AND LAE RESERVES. Gross loss and LAE reserves totaled $4,542.6 million at September 30, 2002 and $4,278.3 million at December 31, 2001. The increase during the nine months ended September 30, 2002 was primarily attributable to increased earned premiums and normal variability in claim settlements.

The Company's net loss and LAE reserves relating to asbestos and environmental exposures were $522.3 million and $568.6 million at September 30, 2002 and December 31, 2001, respectively. Industry analysts have developed a measurement, known as the survival ratio, to compare the asbestos and environmental reserves among companies with such liabilities. The survival ratio is typically calculated by dividing a company's current reserves by the three-year average of paid losses, and therefore measures the number of years that it would take to exhaust the current reserves based on historical payment patterns. Using this measurement, the Company's net three-year asbestos and environmental survival ratio was 8.4 years and 9.8 years at September 30, 2002 and December 31, 2001, respectively. Adjusting these to include the effect of $126.4 million of available reinsurance on the next $160.0 million of potential future reserve strengthening at September 30, 2002 and $137.8 million of available reinsurance on the next $160.0 million of potential future reserve strengthening at December 31, 2001, the measures rise to the equivalent of 10.4 years and 12.1 years, respectively. Because the survival ratio was developed as a measure of reserve strength and not of absolute reserve adequacy, the Company considers, but does not rely on, the survival ratio when evaluating its reserves.

SHAREHOLDERS' EQUITY. The Company's shareholders' equity increased to $2,298.1 million as of September 30, 2002, from $1,720.5 million as of December 31, 2001, principally reflecting $346.3 million of proceeds from the Company's secondary offering of 5,000,000 common shares on February 27, 2002 and net income of $175.7 million for the nine months ended September 30, 2002, together with $87.6 million of net unrealized appreciation on the Company's investments. Dividends of $12.3 million were declared and paid by the Company in the nine months ended September 30, 2002. During the three months ended September 30, 2002, Holdings repurchased 450,000 shares of Group's common stock for $22.9 million at an average price of $50.86 per share. The Company has 1.73 million shares remaining under its existing repurchase authorization.

LIQUIDITY AND CAPITAL RESOURCES

CAPITAL. The Company's business operations are in part dependent on the Company's financial strength, and the market's perception thereof, as measured in part by shareholders' equity, which was $2,298.1 million and $1,720.5 million at September 30, 2002 and December 31, 2001, respectively. The Company has flexibility with respect to capitalization as the result of its perceived financial strength, including its financial strength ratings as assigned by independent rating agencies, and its access to the debt and equity markets. The Company continuously monitors its capital and financial position, as well as investment and security market conditions in general and with respect to the Company's securities, and responds accordingly.

On July 30, 2002, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission, which provides for the issuance of up to $475.0 million of securities. Generally, under this shelf registration statement, Group may issue common shares, preferred shares, debt, warrants and hybrid securities, Holdings may issue debt securities and warrants and Everest Re Capital Trust may issue trust preferred securities. This shelf registration statement became effective on September 26, 2002.

On November 7, 2001, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission, which provided for the issuance of up to $575.0 million of common equity. On February 27, 2002, pursuant to this registration statement, the Company completed an offering of 5,000,000 of its common shares at a price of $69.25 per share, which resulted in $346.3 million of proceeds before expenses of approximately $0.5 million related to the offering. The Company has used the net proceeds for working capital and general corporate purposes. The remaining amount available under this shelf registration statement as of September 30, 2002 was $228.7 million. On October 2, 2002, the Company filed a Post- Effective Amendment to this registration statement that removed the remaining securities from registration.

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

The Company's liquidity requirements are met on both a short- and long-term basis by funds provided by premiums collected, investment income, collected reinsurance receivables balances and from the sale and maturity of investments together with the availability of funds under the Company's revolving credit facility. The Company's net cash flows from operating activities were $179.9 million and $455.0 million in the three and nine months ended September 30, 2002, respectively, compared to $71.7 million and $215.5 million in the three and nine months ended September 30, 2001, respectively. The following table shows cash flows from operating activities, as well as the impacts of select transactions on those cash flows, for the three and nine months ended September 30, 2002 and 2001.

---------------------------------------------------------------------------------------------------------
                                                     Three Months Ended             Nine Months Ended
                                                        September 30,                 September 30,
                                                    2002           2001            2002           2001
---------------------------------------------------------------------------------------------------------
Cash flow from operations                           $ 179.9        $  71.7         $ 455.0        $ 215.5
  Catastrophe loss payments                            17.4            7.4            48.9           21.4
  Derivative settlement payments                        1.9            0.0            25.7            0.0
  Net tax payments *                                   12.8            0.1             6.2           54.6
                                                    -----------------------------------------------------
Cash flow from operations, net of adjustments       $ 212.0        $  79.2         $ 535.8        $ 291.5
                                                    -----------------------------------------------------

* Net tax payments for the nine months ended September 30, 2001 include a $35.0 million payment to the Internal Revenue Service in connection with the Company's 1997 tax year liabilities. This one time payment effectively settled a deferred tax liability relating to the tax basis losses incurred for the 1997 tax year. This payment, which relates to a timing item, had no impact to the Company's results of operations for the period.

Management believes that net cash flows from operating activities are generally consistent with expectations given the Company's investment strategies, mix of business and the normal variability of premium collections and the payout of loss reserves.

Proceeds from sales, calls and maturities and investment asset acquisitions were $1,856.9 million and $2,604.9 million, respectively, in the nine months ended September 30, 2002, compared to $1,067.4 million and $1,178.4 million, respectively, in the nine months ended September 30, 2001. Proceeds from sales, calls and maturities and investment asset acquisitions were $452.3 million and $633.3 million, respectively, in the three months ended September 30, 2002, compared to $351.0 million and $366.9 million, respectively, in the three months ended September 30, 2001.

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

The Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1, Holdings to maintain a minimum interest coverage ratio of 2.5 to 1 and Everest Re to maintain its statutory surplus at $850.0 million plus 25% of aggregate net income and 25% of aggregate capital contributions. As of September 30, 2002, the Company was in compliance with these covenants.

During the three and nine months ended September 30, 2002, Holdings made payments on the Credit Facility of $5.0 million and $25.0 million, respectively, compared to $0.0 million and $123.0 million during the three and nine months ended September 30, 2001. During the three and nine months ended September 30, 2002, Holdings had new Credit Facility borrowings of $25.0 million and $45.0 million, respectively, compared to $0.0 million and $22.0 million during the three and nine months ended September 30, 2001. As of September 30, 2002 and 2001, Holdings had outstanding Credit Facility borrowings of $125.0 million and $134.0 million, respectively. Interest expense incurred in connection with these borrowings was $1.0 million and $1.6 million for the three months ended September 30, 2002 and 2001, respectively, and $2.7 million and $6.1 million for the nine months ended September 30, 2002 and 2001, respectively.

During the first quarter of 2000, Holdings completed a public offering of $200.0 million principal amount of 8.75% senior notes due March 15, 2010 and $250.0 million principal amount of 8.5% senior notes due March 15, 2005. Interest expense incurred in connection with these senior notes was $9.7 million for the three months ended September 30, 2002 and 2001, and $29.2 million for the nine months ended September 30, 2002 and 2001.

MARKET SENSITIVE INSTRUMENTS. The Company's risks associated with market sensitive instruments have not changed materially since the period ended December 31, 2001. Although not considered material in the context of the Company's aggregate exposure to market sensitive instruments, the Company has issued five specialized equity put options based on the Standard & Poor's 500 ("S&P 500") index that are market sensitive and sufficiently unique to warrant supplemental disclosure.

During 2001, the Company sold five specialized equity put options based on the S&P 500 index for total consideration, net of commission, of $16.9 million. These contracts each have a single exercise date with maturities ranging from 18 to 30 years and strike prices ranging from $1,141.21 to $1,540.63. No amounts would be payable under these contracts if the S&P 500 index is at or above the strike price on the exercise dates. If the S&P 500 index is lower than the strike price on the applicable exercise date, the amount due would vary proportionately with the percentage the index was below the strike price. Based on historical index volatilities and trends and the September 30, 2002 index value, the Company estimates the probability for each contract of the S&P index being below the strike price on the exercise date is less than 10%. The theoretical maximum payouts under the contracts would occur if on each of the exercise dates the S&P 500 index value were zero.

The duration and nature of these specialized instruments are such that no active trading market exists. This was recognized at the time the transactions were entered into and was the principal driver of the Company's use of a probability weighted cash flow model for its analysis of the economics of these transactions, an approach quite similar to analytical models used throughout the Company's reinsurance business.

As these specialized equity put options are derivatives within the framework of SFAS No.133, the Company is required to report the fair value of these instruments in its balance sheet and record any changes to fair value in its statement of operations. The Company has recorded fair values for its obligations on these specialized equity put options at September 30, 2002 and December 31, 2001 of $25.5 million and $13.0 million, respectively; however, the Company does not believe that the ultimate settlement of these transactions is likely to require a payment that would exceed the initial consideration received or any payment at all.

As there is no active market for these instruments, the determination of their fair value is based on an accepted option pricing model which requires estimates and assumptions, including those regarding volatility and expected rates of return. The table below estimates the impact of potential movements in interest rates and the S&P 500 index, the principal factors affecting fair value of these instruments, looking forward from the fair value at September 30, 2002. These are estimates and there can be no assurances regarding future market performance.

                            As of September 30, 2002
               S & P 500 Index Put Options - Sensitivity Analysis
                          (Dollar amounts in millions)

Interest Rate Shift in Basis Points:                -100        -50         0       50        100
                                                   ------------------------------------------------
    Total Market Value                             $ 39.5      $ 31.8     $ 25.5   $ 20.3    $ 16.1
    Market Value Change from Base (%)               -55.1%      -24.8%       0.0%    20.3%     36.8%

S & P Index Shift in Points:                        -200       -100         0       100       200
                                                   ------------------------------------------------
    Total Market Value                             $ 36.6      $ 30.4     $ 25.5   $ 21.5    $ 18.3
    Market Value Change from Base (%)               -43.6%      -19.3%       0.0%    15.5%     28.1%

Combined Interest Rate / S & P Index Shift:        -100/-200  -50/-100     0/0     50/100   100/200
                                                   ------------------------------------------------
    Total Market Value                             $ 54.5      $ 37.6     $ 25.5   $ 17.0    $ 11.2
    Market Value Change from Base (%)              -113.6%      -47.4%       0.0%    33.3%     56.2%

SAFE HARBOR DISCLOSURE. This report contains forward-looking statements within the meaning of the U.S. federal securities laws. The Company intends these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the federal securities laws. In some cases, these statements can be identified by the use of forward-looking words such as "may", "will", "should", "could", "anticipate", "estimate", "expect", "plan", "believe", "predict", "potential" and "intend". Forward-looking statements contained in this report include information regarding the Company's reserves for losses and LAE, including estimates of the Company's catastrophe exposure, and the Company's belief regarding payment pursuant to its specialized equity put options. Forward-looking statements only reflect the Company's expectations and are not guarantees of performance. These statements involve risks, uncertainties and assumptions. Actual events or results may differ materially from the Company's expectations. Important factors that could cause the Company's actual results to be materially different from its expectations include the uncertainties that surround the estimating of reserves for losses and LAE, those discussed in Note 4 to the Financial Statements included in this report and the risks described under the caption "Risk Factors" in the Company's most recent Report on Form 10-K. The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I - ITEM 3

                             EVEREST RE GROUP, LTD.
                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK


MARKET RISK INSTRUMENTS. See "Market Sensitive Instruments" in Part I - Item 2.

PART I - ITEM 4

                             EVEREST RE GROUP, LTD.
                             CONTROLS AND PROCEDURES


Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures ( as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                             EVEREST RE GROUP, LTD.

                                OTHER INFORMATION

PART II - ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of business, the Company is involved in lawsuits, arbitrations and other formal and informal dispute resolution procedures, the outcomes of which will determine the Company's rights and obligations under insurance and reinsurance agreements and other more general contracts. In some disputes, the Company seeks to enforce its rights under an agreement or to collect funds owing to it. In other matters, the Company is resisting attempts by others to collect funds or enforce alleged rights. Such disputes are resolved through formal and informal means, including litigation and arbitration.

In all such matters, the Company believes that its positions are legally and commercially reasonable. The Company also regularly evaluates those positions including, where appropriate, consideration during the processes by which it establishes it insurance reserves. The Company's aggregate reserves take into account the possibility that the Company may not ultimately prevail in each and every disputed matter. The Company believes its aggregate reserves reduce the potential that an adverse resolution of one or more of these matters, at any point in time, would have a material impact on the Company's financial condition or results of operations. However, there can be no assurances that adverse resolutions of such matters in any one period or in the aggregate will not result in a material impact.

The Company does not believe that there are any other material pending legal proceedings to which it or any of its subsidiaries or their properties are subject.


PART II - ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibit Index:

     Exhibit No.   Description                                Location
     -----------   -----------                                --------

     11.1          Statement regarding computation of         Filed herewith
                   per share earnings

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

                                          Everest Re Group, Ltd.
                                               (Registrant)





                                          /S/ STEPHEN L. LIMAURO
                                          --------------------------------------
                                          Stephen L. Limauro
                                          Executive Vice President and Chief
                                          Financial Officer


                                          (Duly Authorized Officer and Principal
                                          Financial Officer)








Dated:  November 1, 2002

I, Joseph V. Taranto, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Everest Re Group Ltd;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c.   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



November 1, 2002                                           /S/ JOSEPH V. TARANTO
----------------                                           ---------------------
                                                           Joseph V. Taranto
                                                           Chairman and Chief
                                                           Executive Officer

I, Stephen L. Limauro, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Everest Re Group, Ltd;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c.   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



November 1, 2002                                    /S/ STEPHEN L. LIMAURO
----------------                                    ----------------------------
                                                    Stephen L. Limauro
                                                    Executive Vice President and
                                                    Chief Financial Officer