Form 10-K
period 2002-12-31
EVEREST RE GROUP LTD
filed 2003-03-17
CIK 1095073

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

For the fiscal year ended December 31, 2002       Commission file number 1-15731

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

                                  Yes _X_ No___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                                  Yes _X_ No___

     The aggregate market value on June 28, 2002, the last business day of the registrant's most recently completed second quarter, of the voting stock held by non-affiliates of the registrant was $2,871.2 million.

     At March 14, 2003, the number of shares outstanding of the registrant's common shares was 50,901,893.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Certain information required by Items 10, 11, 12, and 13 of Form 10-K is incorporated by reference into Part III hereof from the registrant's proxy statement for the 2003 Annual General Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of the close of the registrant's fiscal year ended December 31, 2002.


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

PART III

    10. Directors and Executive Officers of the Registrant
    11. Executive Compensation
    12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
    13. Certain Relationships and Related Transactions
    14. Controls and Procedures

PART IV

    15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

PART I

UNLESS OTHERWISE INDICATED, ALL FINANCIAL DATA IN THIS DOCUMENT HAVE BEEN PREPARED USING GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ("GAAP") IN THE UNITED STATES OF AMERICA. AS USED IN THIS DOCUMENT, "EVEREST RE" MEANS EVEREST REINSURANCE COMPANY AND ITS SUBSIDIARIES (UNLESS THE CONTEXT OTHERWISE REQUIRES); "HOLDINGS" MEANS EVEREST REINSURANCE HOLDINGS, INC.; "GROUP" MEANS EVEREST RE GROUP, LTD. (FORMERLY EVEREST REINSURANCE GROUP, LTD.); "CAPITAL TRUST" MEANS EVEREST RE CAPITAL TRUST; AND THE "COMPANY" MEANS GROUP AND ITS SUBSIDIARIES, EXCEPT WHEN REFERRING TO PERIODS PRIOR TO FEBRUARY 24, 2000, WHEN IT MEANS HOLDINGS AND ITS SUBSIDIARIES.

ITEM 1.  BUSINESS

THE COMPANY
Group, a Bermuda company, with its principal executive office in Barbados, was established in 1999 as a wholly-owned subsidiary of Holdings. On February 24, 2000, a corporate restructuring was completed and Group became the new parent holding company of Holdings, which remains the holding company for the Company's U.S. based operations. Holders of shares of common stock of Holdings automatically became holders of the same number of common shares of Group. Prior to the restructuring, Group had no significant assets or capitalization and had not engaged in any business or prior activities other than in connection with the restructuring. The Company had gross premiums written in 2002 of $2,846.5 million and shareholders' equity at December 31, 2002 of $2,368.6 million.

In connection with the restructuring, Group established a Bermuda-based reinsurance subsidiary, Everest Reinsurance (Bermuda), Ltd. ("Bermuda Re"), which commenced business in the second half of 2000. Group also formed Everest Global Services, Inc., a Delaware subsidiary, to perform administrative and back-office functions for Group and its U.S.-based and non-U.S. based subsidiaries.

Holdings, a Delaware corporation, was established in 1993 to serve as the parent holding company of Everest Re, a Delaware property and casualty reinsurer formed in 1973. Until October 6, 1995, Holdings was an indirect wholly-owned subsidiary of The Prudential Insurance Company of America ("The Prudential"). On October 6, 1995, The Prudential sold its entire interest in the shares of common stock of Holdings in an initial public offering (the "IPO").

The Company's principal business, conducted through its operating subsidiaries, is the underwriting of reinsurance and insurance in the United States, Bermuda and international markets. The Company underwrites reinsurance both through brokers and directly with ceding companies, giving it the flexibility to pursue business regardless of the ceding company's preferred reinsurance purchasing method. The Company underwrites insurance principally through general agent relationships and surplus lines brokers. Group's operating subsidiaries, excluding Mt. McKinley Insurance Company ("Mt. McKinley") and Everest International Reinsurance, Ltd. ("Everest International"), are each rated A+ ("Superior") by A.M. Best Company ("A.M. Best"), an independent insurance industry rating organization that rates insurance companies on factors of concern to policyholders.

Following is a summary of the Company's operating subsidiaries:

o Everest Re, a Delaware insurance company and a direct subsidiary of Holdings, is a licensed property and casualty insurer and/or reinsurer in all states (except Nevada and Wyoming), the District of Columbia, Puerto Rico and is authorized to conduct reinsurance business in the United Kingdom, Canada and Singapore. Everest Re underwrites property and casualty reinsurance for insurance and reinsurance companies in the United States and international markets. Everest Re had statutory surplus at December 31, 2002 of $1,494.0 million.

o Bermuda Re, a Bermuda insurance company and a direct subsidiary of Group, is registered in Bermuda as a Class 4 insurer and long-term insurer and is authorized to write property and casualty business and life and annuity business. Bermuda Re commenced business in the second half of 2000. In December 2000, Bermuda Re acquired all of the issued and outstanding shares of AFC Re Ltd. ("AFC Re"), a Bermuda long-term insurance company. AFC Re wrote annuity reinsurance business, which business has been assumed by Bermuda Re. In September 2001, AFC Re was sold to Group and renamed Everest International and is currently inactive. Bermuda Re had capital at December 31, 2002 of $931.9 million based on U.S. generally accepted accounting principles.

o Everest National Insurance Company ("Everest National"), an Arizona insurance company and a direct subsidiary of Everest Re, is licensed in 45 states and the District of Columbia and is authorized to write property and casualty insurance in the jurisdictions in which it is licensed. This is often called writing insurance on an admitted basis.

o Everest Indemnity Insurance Company ("Everest Indemnity"), a Delaware insurance company and a direct subsidiary of Everest Re, engages in the excess and surplus lines insurance business in the United States. Excess and surplus lines insurance is specialty property and liability coverage that an insurer not licensed to write insurance in a particular jurisdiction is permitted to provide to insureds when the specific specialty coverage is unavailable from admitted insurers. This is often called writing insurance on a non-admitted basis. Everest Indemnity is licensed in Delaware and is eligible to write business on a non-admitted basis in 48 states, the District of Columbia and Puerto Rico.

o Everest Security Insurance Company ("Everest Security"), formerly Southeastern Security Insurance Company, a Georgia insurance company and a direct subsidiary of Everest Re, was acquired in January 2000 and writes property and casualty insurance on an admitted basis in Georgia and Alabama.

o Mt. McKinley Managers, L.L.C. ("Managers"), a New Jersey limited liability company and a direct subsidiary of Holdings, is licensed in New Jersey as an insurance producer. An insurance producer is any intermediary, such as an agent or broker, which acts as the conduit between an insurance company and an insured. Managers, which is licensed to act in New Jersey as an insurance producer in connection with policies written on both an admitted and a non-admitted basis, is the underwriting manager for Everest Indemnity. Managers is also the parent company for WorkCare Southeast, Inc., an Alabama insurance agency, and WorkCare Southeast of Georgia, Inc., a Georgia insurance agency.

o        Mt.  McKinley  (f/k/a  Gibraltar  Casualty  Company, "Gibraltar") ("Mt.
         McKinley"), a Delaware insurance company and a direct subsidiary of Holdings, was acquired by Holdings in September 2000 from The Prudential. Mt. McKinley was formed by Everest Re in 1978 to engage in the excess and surplus lines insurance business in the United States. In 1985, Mt. McKinley ceased writing new and renewal insurance and now its ongoing operations relate to servicing claims arising from its previously written business. Mt. McKinley was a subsidiary of Everest Re until 1991 when Everest Re distributed the stock of Mt. McKinley to a wholly-owned subsidiary of The Prudential.

o Everest Re Holdings, Ltd. ("Everest Ltd."), a Bermuda company and a direct subsidiary of Everest Re, was formed in 1998 and owned Everest Re Ltd., a United Kingdom company that was dissolved after its reinsurance operations were converted into branch operations of Everest Re. Everest Ltd. holds $79.4 million of investments, the management of which constitutes its principal operations.

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

The Company's underwriting strategy also emphasizes flexibility and responsiveness to changing market conditions, such as increased demand or favorable pricing trends. The Company believes that its existing strengths, including its broad underwriting expertise, U.S., Bermuda and international presence, high ratings and substantial capital, facilitate adjustments to its mix of business geographically, by line of business and by type of coverage, allowing it to capitalize on those market opportunities that provide the greatest potential for underwriting profitability. The Company's insurance operations complement these strategies by allowing the Company access to business that would not likely be available to it on a reinsurance basis. The Company carefully monitors its mix of business across all operations to avoid inappropriate concentrations of geographic or other risk.

MARKETING
The Company writes business on a worldwide basis for many different customers and for many lines of business, providing a broad array of coverages. The Company is not materially dependent on any single customer, small group of customers, line of business or geographical area. For the 2002 calendar year, no single customer (ceding company or insured) generated more than 7.4% of the Company's gross premiums written. The Company does not believe that a reduction of business from any one customer would have a material adverse effect on its future financial condition or results of operations due to the Company's competitive position in the market place and the continuing availability of other sources of business.

Approximately 48.6%, 22.5% and 28.9% of the Company's 2002 gross premiums written were written in the broker reinsurance, direct reinsurance and insurance markets, respectively. The Company's ability to write reinsurance both through brokers and directly with ceding companies gives it the flexibility to pursue business regardless of the ceding company's preferred reinsurance purchasing method.

The reinsurance broker market consists of several substantial national and international brokers and a number of smaller specialized brokers. Brokers do not have the authority to bind the Company with respect to reinsurance agreements, nor does the Company commit in advance to accept any portion of the business that brokers submit to it. Reinsurance business from any ceding company, whether new or renewal, is subject to acceptance by the Company. Brokerage fees are generally paid by reinsurers. The Company's ten largest brokers accounted for an aggregate of approximately 39.0% of gross premiums written in 2002, with each of the two largest brokers accounting for approximately 12.9% and 12.4% of gross premiums written, respectively. The Company does not believe that a reduction of business assumed from any one broker would have a materially adverse effect on the Company due to its competitive position in the market place, relationships with ceding companies and the continuing availability of other sources of business.

The direct  market  remains an  important  distribution  system for  reinsurance business written by the Company. Direct placement of reinsurance enables the Company to access clients who prefer to place their reinsurance directly with reinsurers based upon the reinsurer's in-depth understanding of the ceding company's needs. The Company's insurance business is written principally through general agent relationships and surplus lines brokers. The Company's largest agency relationship accounted for approximately 15.9% of gross premiums written, which consists of approximately 27,800 individual workers' compensation policies.

The Company evaluates each business relationship, including the underwriting expertise and experience of each distribution channel selected, performs analyses to evaluate financial security and monitors performance.

SEGMENT INFORMATION
The Company, through its subsidiaries, operates in five segments: U.S. Reinsurance, U.S. Insurance, Specialty Underwriting, International and Bermuda. The U.S. Reinsurance operation writes property and casualty reinsurance on both a treaty and facultative basis through reinsurance brokers as well as directly with ceding companies within the United States. The U.S. Insurance operation writes property and casualty insurance primarily through general agent relationships and surplus lines brokers within the United States. The Specialty Underwriting operation writes A&H, marine, aviation and surety business within the United States and worldwide through brokers and directly with ceding companies. The International operation writes property and casualty reinsurance through the Company's branches in London, Canada and Singapore, in addition to foreign business written through the Company's New Jersey headquarters and Miami office. The Bermuda operation writes property, casualty, life and annuity business through brokers and directly with ceding companies.

These segments are managed in a carefully coordinated fashion with strong elements of central control, including with respect to capital, investments and support operations. As a result, management monitors and evaluates the financial performance of these operating segments principally based upon their underwriting results. The Company utilizes inter-affiliate reinsurance but such reinsurance does not impact segment results, since business is generally reported within the segment in which the business was first produced. For selected financial information regarding these segments, see Note 17 of Notes to Consolidated Financial Statements.

UNDERWRITING OPERATIONS
The following table presents the distribution of the Company's gross premiums written by its U.S. Reinsurance, U.S. Insurance, Specialty Underwriting, International and Bermuda operations for the years ended December 31, 2002, 2001, 2000, 1999 and 1998, classified according to whether the premium is derived from property or casualty business and, for reinsurance business, whether it represents pro rata or excess of loss business:

                       GROSS PREMIUMS WRITTEN BY OPERATION

                                                              YEARS ENDED DECEMBER 31,
                        ------------------------------------------------------------------------------------------------
                               2002                 2001                2000               1999                1998
                        -----------------    -----------------    ---------------    ----------------    ---------------
                           $          %          $         %         $        %          $        %          $       %
                        --------    -----    --------    -----    --------  -----    --------   -----    --------  -----
                                                         (DOLLARS IN MILLIONS)
U.S. REINSURANCE
    Property
        Pro Rata(1)     $  148.7      5.2%   $   62.9      3.4%   $   60.2    4.3%   $   48.6     4.3%   $   30.1    2.9%
        Excess             177.8      6.2       104.0      5.5        75.6    5.5        67.0     5.9        65.1    6.2
    Casualty
        Pro Rata(1)        219.2      7.7       191.2     10.2       151.1   10.9       152.9    13.4       183.9   17.6
        Excess             348.9     12.3       252.3     13.5       194.7   14.1       222.1    19.5       212.5   20.3
                        --------    -----    --------    -----    --------  -----    --------   -----    --------  -----
     Total(2)              894.6     31.4       610.4     32.6       481.6   34.8       490.6    43.0       491.6   47.0
                        --------    -----    --------    -----    --------  -----    --------   -----    --------  -----
U.S. INSURANCE
    Property
        Pro Rata(1)          6.5      0.2         6.2      0.3         9.3    0.7         3.8     0.3         3.1    0.3
        Excess                 -      0.0           -      0.0           -    0.0           -     0.0           -    0.0
    Casualty
        Pro Rata(1)        815.0     28.6       496.1     26.5       241.2   17.4        66.6     5.8        75.5    7.2
        Excess                 -      0.0           -      0.0           -    0.0           -     0.0           -    0.0
                        --------    -----    --------    -----    --------  -----    --------   -----    --------  -----
     Total(2)              821.5     28.9       502.4     26.8       250.5   18.1        70.4     6.2        78.6    7.5
                        --------    -----    --------    -----    --------  -----    --------   -----    --------  -----
SPECIALTY UNDERWRITING
    Property
        Pro Rata(1)        397.5     14.0       356.3     19.0       274.0   19.8       213.6    18.7        92.9    8.9
        Excess              43.8      1.5        35.0      1.9        19.3    1.4        19.7     1.7        15.8    1.5
    Casualty
        Pro Rata(1)         41.9      1.5        18.4      1.0        21.4    1.5        32.3     2.8        39.3    3.8
        Excess               5.3      0.2         4.3      0.2         3.6    0.3         2.9     0.3         3.0    0.3
                        --------    -----    --------    -----    --------  -----    --------   -----    --------  -----
     Total(2)              488.5     17.2       414.0     22.1       318.3   23.0       268.5    23.5       151.0   14.4
                        --------    -----    --------    -----    --------  -----    --------   -----    --------  -----
TOTAL U.S.
    Property
        Pro Rata(1)        552.7     19.4       425.5     22.7       343.4   24.8       266.0    23.3       126.1   12.1
        Excess             221.6      7.8       139.0      7.4        94.9    6.9        86.7     7.6        80.9    7.7
    Casualty
        Pro Rata(1)      1,076.1     37.8       705.8     37.6       413.8   29.9       251.8    22.1       298.7   28.6
        Excess             354.2     12.4       256.7     13.7       198.3   14.3       225.1    19.7       215.6   20.6
                        --------    -----    --------    -----    --------  -----    --------   -----    --------  -----
     Total(2)            2,204.6     77.4     1,526.8     81.4     1,050.4   75.9       829.5    72.7       721.2   69.1
                        --------    -----    --------    -----    --------  -----    --------   -----    --------  -----
INTERNATIONAL
    Property
        Pro Rata(1)        328.4     11.5       171.0      9.1       143.4   10.3       124.6    10.9       141.9   13.6
        Excess             122.9      4.3        60.0      3.2        55.6    4.0        54.8     4.8        45.8    4.4
    Casualty
        Pro Rata(1)         35.3      1.2        54.3      2.9        78.4    5.7        84.4     7.4        93.4    8.9
        Excess              54.3      1.9        37.5      2.0        46.2    3.3        48.5     4.3        43.6    4.2
                        --------    -----    --------    -----    --------  -----    --------   -----    --------  -----
     Total(2)              540.9     19.0       322.8     17.2       323.6   23.4       312.3    27.4       324.7   31.0
                        --------    -----    --------    -----    --------  -----    --------   -----    --------  -----
BERMUDA OPERATIONS
    Property
        Pro Rata(1)         37.1      1.3         6.2      0.3           -    0.0           -     0.0           -    0.0
        Excess              36.0      1.3         0.6      0.0           -    0.0           -     0.0           -    0.0
    Casualty
        Pro Rata(1)         15.1      0.5        18.1      1.0        11.6    0.8           -     0.0           -    0.0
        Excess              12.8      0.4         0.1      0.0           -    0.0           -     0.0           -    0.0
                        --------    -----    --------    -----    --------  -----    --------   -----    --------  -----
     Total(2) (3)          101.0      3.5        25.0      1.3        11.6    0.8           -     0.0           -    0.0
                        --------    -----    --------    -----    --------  -----    --------   -----    --------  -----
TOTAL COMPANY
    Property
        Pro Rata(1)        918.2     32.3       602.6     32.1       486.8   35.1       390.6    34.2       268.0   25.6
        Excess             380.5     13.4       199.6     10.6       150.5   10.9       141.4    12.4       126.6   12.1
    Casualty
        Pro Rata(1)      1,126.5     39.6       778.1     41.5       503.8   36.4       336.2    29.4       392.1   37.5
        Excess             421.3     14.8       294.3     15.7       244.5   17.6       273.6    24.0       259.2   24.8
                        --------    -----    --------    -----    --------  -----    --------   -----    --------  -----
     Total(2)           $2,846.5    100.0%   $1,874.6    100.0%   $1,385.6  100.0%   $1,141.8   100.0%   $1,045.9  100.0%
                        ========    =====    ========    =====    ========  =====    ========   =====    ========  =====

-------------
(1) For purposes of the presentation above, pro rata includes reinsurance attaching to the first dollar of loss incurred by the ceding company and insurance.

(2)  Certain  totals  and  subtotals  may not  reconcile  due to  rounding.

(3)  Includes immaterial amounts of life and annuity premium.

U.S. REINSURANCE OPERATION. The Company's U.S. Reinsurance operation writes property and casualty reinsurance, both treaty and facultative, through reinsurance brokers as well as directly with ceding companies within the United States. The Company targets certain brokers and, through the broker market, specialty companies and small to medium sized standard lines companies. On a direct basis, the Company targets companies that place their business predominantly in the direct market, including small to medium sized regional ceding companies, and seeks to develop long-term relationships with those companies. In addition, the U.S. Reinsurance operation writes portions of reinsurance programs for larger, national insurance companies.

In 2002, $230.9 million of gross premiums written were attributable to U.S. treaty property business, of which 35.6% was written on an excess of loss basis and 64.4% was written on a pro rata basis. The Company's property underwriters utilize sophisticated underwriting methods which management believes are necessary to analyze and price property business, particularly that segment of the property market which has catastrophe exposure.

U.S. treaty casualty business accounted for $418.1 million of gross premiums written in 2002, of which 47.6% was written on an excess of loss basis and 52.4% was written on a pro rata basis. The treaty casualty portfolio consists of professional liability, D&O liability, workers' compensation, excess and surplus lines, and other liability coverages. As a result of the complex technical nature of most of these risks, the Company's casualty underwriters tend to specialize by line of business and work closely with the Company's pricing actuaries.

The  Company's  facultative  unit  conducts  business  both through  brokers and directly  with  ceding  companies,  and  consists  of  four  underwriting  units representing property, casualty, specialty and national brokerage lines of business. Business is written from a facultative headquarters office in New York and satellite offices in Chicago and Oakland. In 2002, $71.4 million, $133.5 million, $17.3 million and $23.4 million of gross premiums written were attributable to the property, casualty, specialty and national brokerage lines of business, respectively.

In 2002, 79.9% and 20.1% of the U.S. Reinsurance operation's gross premiums written were written in the broker and direct reinsurance markets, respectively.

U.S. INSURANCE OPERATION. In 2002, the Company's U.S. Insurance operation wrote $821.5 million of gross premiums, of which 99.2% was casualty and 0.8% was property. Of the casualty business, the predominant class was workers' compensation insurance. Everest National wrote $706.1 million and Everest Re wrote $14.1 million, with both principally targeting commercial property and casualty business written through general agency relationships with program administrators. Everest Indemnity wrote $78.1 million, principally targeting excess and surplus lines insurance business written through surplus lines brokers. Everest Security wrote $23.2 million, principally targeting non-standard auto business written through retail agency relationships. With respect to insurance written through general agents and surplus lines brokers, the Company supplements the initial underwriting process with periodic claims, underwriting and operational reviews and ongoing monitoring.

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

Gross premiums written by the A&H unit in 2002 totaled $314.4 million, of which $78.1 million was written through the broker market and $236.3 million was written through the direct market.

Gross premiums written by the marine and aviation unit in 2002 totaled $94.1 million, substantially all of which was written on a treaty basis and 86.6% of which was sourced through reinsurance brokers. Marine treaties represented 49.9% of marine and aviation gross premiums written in 2002 and consisted mainly of hull and liability coverage. Approximately 69.4% of the marine unit premiums in 2002 were written on a pro rata basis and 30.6% as excess of loss. Aviation premiums accounted for 50.1% of marine and aviation gross premiums written in 2002 and included reinsurance for airlines, general aviation and satellites. Approximately 88.8% of the aviation unit's premiums in 2002 were written on a pro rata basis and 11.2% as excess of loss.

In 2002, gross premiums written by the surety unit totaled $80.1 million. Approximately 69.4% of the surety unit premiums in 2002 were written on a pro rata basis and 30.6% on an excess of loss basis. Most of the portfolio is reinsurance of contract surety bonds written directly with ceding companies, with the remainder being credit reinsurance, mostly in international markets.

INTERNATIONAL  OPERATION.  The Company's  International operation is designed to enable it to capitalize on the growth opportunities in the international reinsurance market. The Company targets several international markets, including: Europe and the London markets, which are serviced by a branch in London; Canada, with a branch in Toronto; Asia and Australia, with a branch in Singapore; and Latin America, Africa and the Middle East, which business is serviced from Everest Re's New Jersey headquarters and Miami office. The Company also writes "home-foreign" business, which provides reinsurance on the international portfolios of U.S. insurers, from New Jersey. Approximately 83.4% of the gross premiums written by the Company's international underwriters in 2002 represented property business, while the balance represented casualty business. As with its U.S. operations, the Company's International operation focuses on financially sound companies that have strong management and underwriting discipline and expertise. Approximately 73.4% of the Company's international business was written through brokers, with the remainder written directly with ceding companies.

In 2002, the Company's gross premiums written by its London branch totaled $186.5 million and consisted of pro rata property (56.8%), excess property (24.1%), pro rata casualty (3.9%) and excess casualty (15.2%). Substantially all of the London premiums consisted of treaty reinsurance.

Gross premiums written by the Company's Canadian office totaled $74.0 million in 2002 and consisted of pro rata property (51.3%), excess property (21.5%), pro rata multi-line (2.7%) and excess casualty (24.4%). Approximately 76.4% of the Canadian premiums consisted of treaty reinsurance, while 23.4% was facultative reinsurance.

The Company's Singapore branch covers the Asian and Australian markets and accounted for $25.5 million of gross written premiums in 2002. This business consisted of pro rata property (56.4%), excess property (33.4%), pro rata casualty (9.0%) and excess casualty (1.2%).

International business written out of Everest Re's New Jersey and Miami offices accounted for $254.9 million of gross premiums written in 2002 and consisted of pro rata treaty property (66.8%), pro rata treaty casualty (9.3%), excess treaty property (15.5%), excess treaty casualty (2.6%) and excess facultative property and casualty (5.8%). Of this international business, 67.6% was sourced from Latin America, 27.3% was sourced from the Middle East, 3.2% was sourced from Europe, Africa and Asia, and 1.9% was "home-foreign" business.

BERMUDA OPERATION. The Company's Bermuda operation writes property, casualty, life and annuity business through Bermuda Re. In 2002, the Bermuda operation continued to scale up and had gross property and casualty premiums written of $101.0 million.

GEOGRAPHIC AREAS
The Company conducts its business in Bermuda, in the United States and in a number of foreign countries. For select financial information about geographic areas, see Note 17 of Notes to the Consolidated Financial Statements. Risks attendant to the foreign operations of the Company parallel those attendant to the United States operations of the Company, with the primary exception of foreign exchange risks. See ITEM 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Safe Harbor Disclosure".

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

The Company's treaty underwriting process emphasizes a team approach among the Company's underwriters, actuaries and claim staff. Treaties are reviewed for compliance with the Company's general underwriting standards and certain larger treaties are evaluated in part based upon actuarial analyses by the Company. The actuarial models used in such analyses are tailored in each case to the exposures and experience underlying the specific treaty and the loss experience for the risks covered by such treaties. The Company does not separately evaluate each of the individual risks assumed under its treaties. The Company does, however, generally evaluate the underwriting guidelines of its ceding companies to determine their adequacy prior to entering into a treaty. The Company, when appropriate, also conducts underwriting, operational and claim audits at the offices of ceding companies to ensure that the ceding companies operate within such guidelines. Underwriting audits focus on the quality of the underwriting staff, the selection and pricing of risks and the capability of monitoring price levels over time. Claim audits, when appropriate, are performed in order to evaluate the client's claims handling abilities and practices.

The Company's U.S. facultative underwriters operate within guidelines specifying acceptable types of risks, limits and maximum risk exposures. Specified classes of risks and large premium risks are referred to Everest Re's New York facultative headquarters for specific review before premium quotations are given to clients. In addition, the Company's guidelines require certain types of risks to be submitted for review because of their aggregate limits, complexity or volatility, regardless of premium amount or size of the insured on the underlying contract.

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

The Company is exposed to multiple insured losses arising out of a single occurrence, whether a natural event, such as a hurricane or an earthquake, or other catastrophe, such as an explosion at a major factory. Any such catastrophic event could generate insured losses in one or many of the Company's treaties or lines of business, including property and/or casualty exposures. The Company employs various techniques, including licensed software modeling, to assess its accumulated exposure. Such techniques are inherently more difficult to apply to non-property exposures. Accumulated exposures with respect to catastrophe losses are generally summarized in terms of the probable maximum loss ("PML"). The Company defines PML as its anticipated maximum loss, taking into account contract limits, caused by a single catastrophe affecting a broad contiguous geographic area, such as that caused by a hurricane or earthquake of such a magnitude that it is expected to occur once in every 100 years.

Management believes that the Company's greatest catastrophe exposure world wide from any single event is to an earthquake affecting the west coast of the United States where the Company estimates it has a PML exposure of $338 million, including workers' compensation exposures. The Company further estimates that its PML exposure with respect to its greatest windstorm exposure, which relates to a hurricane affecting the east coast of the United States, is $264 million and that its single event International PML exposure is $197 million. There can be no assurance that the Company will not experience losses from one or more catastrophic events that exceed, perhaps by a substantial amount, its estimated PML.

The U.S. Terrorism Risk Insurance Act of 2002 was signed into law in November 2002. This legislation provides Federal reimbursement of 90% of insured losses, in excess of statutory retention levels, due to acts of terrorism carried out by foreign powers on U.S. soil or against U.S. air carriers, vessels or foreign missions. This coverage does not apply to reinsurance. Reinsurance contracts generally exclude losses arising from terrorist events, except where such coverage has been specifically included in the underwriting and pricing of the involved reinsurance. The Company does not believe that this legislation will have a significant impact on its operations.

Underwriting guidelines have been established for each business unit. These guidelines place dollar limits on the amount of business that can be written based on a variety of factors, including ceding company, line of business, geographical location and risk hazards. In each case, those guidelines permit limited exceptions, which must be authorized by the Company's senior management.

The Company employs a retrocessional approach under which the Company may purchase reinsurance to cover specific business written or exposure accumulations or as a corporate level retrocessional program covering the potential accumulation or aggregation of exposures across some or all of the Company's operations. All reinsurance purchasing decisions consider both the potential coverage and market conditions with respect to the pricing, terms, conditions and availability of such coverage, with the aim of securing cost-effective protection. The level of reinsurance coverage varies over time, reflecting the underwriter's and/or Company's view of the changing dynamics of both the underlying exposure and the reinsurance markets.

The  Company  does  not  typically   purchase   reinsurance  to  cover  specific
reinsurance business written, but it does from time to time purchase retrocessional protections where underwriting management deems it to be prudent and/or cost-effective to reinsure a portion of the specific risks being assumed. In 2001 and 2000, the Company purchased an excess property facultative retrocessional program and an excess workers' compensation retrocessional program. In addition, the Company purchased an excess property catastrophe retrocessional program for losses incurred outside of the U.S. for 2002, 2001 and 2000. The Company also participates in "common account" retrocessional arrangements for certain reinsurance treaties. Common account reinsurance arrangements are arrangements whereby the ceding company purchases reinsurance for the benefit of itself and its reinsurers on one or more of its reinsurance treaties. Common account retrocessional arrangements reduce the effect of individual or aggregate losses to all participating companies, including the ceding company, with respect to the involved treaties.

The Company typically considers the purchase of reinsurance to cover insurance programs written by the U.S. Insurance operation. Such consideration includes balancing the underlying exposures against the availability of cost-effective reinsurance protection. For policies incepting on or after November 1998, the Company purchased a workers' compensation reinsurance program that provided for statutory limits coverage in excess of $75,000 of losses per occurrence on the Company's workers' compensation insurance business written prior to November 1, 2000. Since November 1, 2000, this primary workers' compensation reinsurance program provides statutory limits coverage in excess of $250,000 of losses per occurrence for business written prior to December 31, 2001. The Company has not purchased such coverage for the period subsequent to December 31, 2001. In addition, for the twelve-month period commencing July 31, 2000, the Company purchased reinsurance for a specific program of business. The reinsurance, subject to certain aggregate limits, covered U.S. Longshore and Harbor Workers' Compensation Act and state act workers' compensation business for 100% of loss occurrences up to $100 million. Consistent with the $1 million limits of the underlying policies in the program, reinsurance for 100% of Maritime Employers Liability and Employers Liability was also provided. Neither the program nor the reinsurance were purchased in 2002 or 2001.

The Company also considers purchasing corporate level retrocessional protection covering the potential accumulation of exposures. Such consideration includes balancing the underlying exposures against the availability of cost-effective retrocessional protection. For 2001, the Company purchased an accident year aggregate excess of loss retrocession agreement which provides up to $175.0 million of coverage if Everest Re's consolidated statutory basis accident year loss ratio exceeds a loss ratio attachment point provided in the contract for the 2001 accident year. The attachment point is net of inuring reinsurance and retrocessions and includes adjustable premium provisions that effectively cause the Company to offset, on a pre-tax income basis, up to 52.9% of such ceded losses, depending upon the character of the underlying losses, through additional premiums. The maximum recovery is $175.0 million before giving effect to a maximum adjustable premium of $82.5 million. Cessions under this cover have reduced the limit available to $0.0 million at December 31, 2002. Similar coverage was purchased and remains in effect for the 2000 accident year.
Cessions under this cover have reduced the limit available to $85.0 million as of December 31, 2002. The Company has not purchased similar coverage for the period subsequent to December 31, 2001.

Although certain of the Company's catastrophe and aggregate excess of loss retrocessions have terms which provide for additional premiums to be paid to the retrocessionaire in the event that losses are ceded, all aspects of the Company's retrocessional program have been structured to permit these agreements to be accounted for as reinsurance under Financial Accounting Standard ("FAS") No. 113.

If a single catastrophe were to occur in the United States that resulted in $338 million of gross losses and allocated loss adjustment expenses ("ALAE") in 2003 (an amount equivalent to the Company's PML, including its property and workers' compensation exposures), management estimates that the effect on the Company's income would be approximately $338 million and $264 million before and after taxes, respectively.

In addition, the Company has coverage under an aggregate excess of loss reinsurance agreement provided by Prudential Property and Casualty Insurance Company of Indiana ("Prupac"), a wholly-owned subsidiary of The Prudential, in connection with the Company's acquisition of Mt. McKinley in September 2000. This agreement covers 80% or $160 million of the first $200 million of any adverse loss reserve development on the carried reserves of Mt. McKinley at the date of acquisition and reimburses the Company as such losses are paid by the Company. There were $78.9 million of cessions under this reinsurance at December 31, 2002, reducing the limit available under the contract to $81.1 million.

In connection with the Mt. McKinley acquisition, Prupac also provided excess of loss reinsurance for 100% of the first $8.5 million of loss with respect to certain of Mt. McKinley's retrocessions and potentially uncollectible reinsurance coverage. There were $0.0 million and $3.6 million of cessions under this reinsurance during the periods ending December 31, 2002 and 2001, respectively, reducing the limit available under the contract to $2.4 million.

As of December 31, 2002, the Company carried as an asset $1,116.4 million in reinsurance receivables with respect to losses ceded. Of this amount, $440.0 million, or 39.4%, was receivable from subsidiaries of London Reinsurance Group ("London Life"), $145.0 million, or 13.0%, was receivable from Continental Insurance Company ("Continental") and $78.9 million, or 7.1% was receivable from Prupac. No other retrocessionaire accounted for more than 5% of the Company's receivables. See ITEM 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition".

The Company's arrangements with London Life and Continental are managed on a funds held basis, which means that the Company has not released premium payments to the retrocessionaire but rather retains such payments to secure obligations of the retrocessionaire, records them as a liability, credits interest on the balances and reduces the liability account as payments become due. As of December 31, 2002, such funds had reduced the Company's net exposure to London Life to $190.2 million, effectively 100% of which has been secured by letters of credit, and its exposure to Continental to $60.9 million. Prupac's obligations are guaranteed by The Prudential.

No assurance can be given that the Company will seek or be able to obtain retrocessional coverage in the future similar to that in place currently or in the past. The Company continuously evaluates its exposures and risk capacities in the context of reinsurance market conditions, at both the specific and corporate level. Although management carefully selects its reinsurers, the Company is subject to credit risk with respect to its reinsurance because the ceding of risk to reinsurers does not relieve the Company of its liability to insureds or ceding companies.

MT. MCKINLEY INSURANCE COMPANY-ACQUISITION
The Company completed its acquisition of Gibraltar, subsequently renamed Mt. McKinley, in September 2000. In connection with the acquisition, the seller provided the reinsurance described above and the Company terminated certain relationships between Mt. McKinley and its former parent, The Prudential, and its affiliates. Mt. McKinley's ongoing operations relate to servicing claims arising from (1) insurance written by Mt. McKinley or Everest Re prior to 1985,
(2) reinsurance of insurance business and certain Everest Re reinsurance business written prior to 1991 which had previously been reinsured with third parties and commuted with those third parties into Mt. McKinley and (3) exposure to adverse loss reserve development on Everest Re's reserves as of June 30, 1995, which exposure was assumed by Mt. McKinley at the time of the Company's initial public offering. Effective September 19, 2000, Mt. McKinley and Bermuda Re entered into a loss portfolio transfer reinsurance agreement, whereby Mt. McKinley transferred, for what management believes to be arm's-length consideration, all of its net insurance exposures and reserves to Bermuda Re.

CLAIMS
Reinsurance claims are managed by the Company's professional claims staff whose responsibilities include reviewing initial loss reports and coverage issues, monitoring claims handling activities of ceding companies, establishing and adjusting proper case reserves and approving payment of claims. In addition to claims assessment, processing and payment, the claims staff selectively conducts comprehensive claim audits of both specific claims and overall claim procedures at the offices of selected ceding companies. Insurance claims, except those relating to Mt. McKinley's business, are generally handled by third party claims services providers who have limited authority and are subject to oversight by the Company's professional claims staff.

The Company intensively manages its asbestos and environmental ("A&E") exposures through dedicated, centrally managed claim staffs for Mt. McKinley and Everest Re. Both are staffed with experienced claim and legal professionals that specialize in the handling of such exposures. These units actively manage each individual insured and reinsured account, responding to claim developments with evaluations of the involved exposures and adjustment of reserves as appropriate. Specific or general claim developments that may have material implications for the Company are regularly communicated to senior management, and as appropriate, to actuarial, legal and financial areas. Meetings among these areas, claim management and senior management are held at least quarterly to review the Company's overall reserve positions and make changes, if appropriate. The Company continually reviews its internal processing, communications and analytics to determine whether it can enhance the management of it's A&E exposures, in particular in the context of changes in the landscape of asbestos claims and litigation.

RESERVES FOR UNPAID PROPERTY AND CASUALTY LOSSES AND LOSS ADJUSTMENT EXPENSES Significant periods of time may elapse between the occurrence of an insured loss, the reporting of the loss to the insurer and the reinsurer and the payment of that loss by the insurer and subsequent payments to the insurer by the reinsurer. To recognize liabilities for unpaid losses and loss adjustment expenses ("LAE"), insurers and reinsurers establish reserves, which are balance sheet liabilities representing estimates of future amounts needed to pay reported and unreported claims and related expenses on losses that have already occurred. Actual losses and LAE paid may deviate, perhaps substantially, from such reserves. To the extent reserves prove to be insufficient to cover actual losses and LAE after taking into account available reinsurance coverage, the Company would have to augment such reserves and incur a charge to earnings, which could be material in the period such augmentation takes place. See ITEM 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Loss and LAE Reserves".

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

CHANGES IN HISTORICAL  RESERVES
The following table shows changes in historical loss reserves for the Company for 1992 and subsequent years. The table is presented on a GAAP basis except that the Company's loss reserves for its Canadian branch operations are presented in Canadian dollars, the impact of which is not material. The top line of each table shows the estimated reserves for unpaid losses and LAE recorded at each year-end date. Each amount in the top line represents the estimated amount of future payments for losses and LAE on claims occurring in that year and in all prior years. The upper (paid) portion of the table presents the cumulative amounts paid through each subsequent year on those claims for which reserves were carried as of each specific year end. The lower (liability re-estimated) portion shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year. The reserve estimate changes as more information becomes known about the actual claims for which the initial reserves were carried. The cumulative redundancy/deficiency line represents the cumulative change in estimates since the initial reserve was established. It is equal to the latest liability re-estimated amount less the initial reserve.

Each amount other than the original reserves in the top half of the table below includes the effects of all changes in amounts for prior periods. For example, if a loss settled in 1995 for $100,000 was first reserved in 1992 at $60,000 and remained unchanged until settlement, the $40,000 deficiency (actual loss minus original estimate) would be included in the cumulative redundancy (deficiency) in each of the years in the period 1992 through 1994 shown below. Conditions and trends that have affected development of liability in the past are not indicative of future developments. Accordingly, it is not appropriate to extrapolate future redundancies or deficiencies based on this table.

        TEN YEAR GAAP LOSS DEVELOPMENT TABLE PRESENTED NET OF REINSURANCE
                    WITH SUPPLEMENTAL GROSS DATA (1) (2) (3)

                                                            Years Ended December 31,
                     ------------------------------------------------------------------------------------------------------------
                       1992      1993      1994      1995      1996      1997      1998      1999      2000      2001      2002
                     --------  --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
                                                             (Dollars in millions)
Reserves for unpaid
 loss and LAE        $1,854.7  $1,934.2  $2,104.2  $2,316.1  $2,551.6  $2,810.0  $2,953.5  $2,977.4  $3,364.9  $3,472.5  $3,895.8
Paid (cumulative)
 as of:
 One year later         461.5     403.5     359.5     270.4     331.2     450.8     484.3     673.4     718.1     892.7
 Two years later        740.1     627.7     638.0     502.8     619.2     747.9     955.3   1,159.1   1,264.2
 Three years later      897.0     820.5     828.0     682.0     813.7   1,101.5   1,295.5   1,548.3
 Four years later     1,036.0     953.0     983.6     806.3   1,055.9   1,363.1   1,575.9
 Five years later     1,141.0   1,071.5   1,143.4     990.9   1,253.0   1,592.5
 Six years later      1,232.7   1,202.2   1,294.8   1,131.5   1,450.2
 Seven years later    1,334.8   1,324.0   1,412.2   1,300.0
 Eight years later    1,433.3   1,421.1   1,538.6
 Nine years later     1,512.3   1,528.2
 Ten years later      1,603.7
Liability
 re-estimated as of:
 One year later       1,929.2   2,008.5   2,120.8   2,286.5   2,548.4   2,836.2   2,918.1   2,985.2   3,364.9   3,612.6
 Two years later      1,988.9   2,015.4   2,233.7   2,264.5   2,575.9   2,802.2   2,921.6   2,977.2   3,484.6
 Three years later    2,010.0   2,119.0   2,271.2   2,285.1   2,546.0   2,794.7   2,910.3   3,070.5
 Four years later     2,111.9   2,164.5   2,452.3   2,260.7   2,528.0   2,773.5   2,924.5
 Five years later     2,155.3   2,344.9   2,381.7   2,254.5   2,515.7   2,765.2
 Six years later      2,332.3   2,278.3   2,382.0   2,247.3   2,507.9
 Seven years later    2,269.9   2,279.1   2,380.8   2,243.9
 Eight years later    2,273.0   2,277.3   2,367.3
 Nine years later     2,268.3   2,265.6
 Ten years later      2,252.8

 Cumulative
  (deficiency)/
  redundancy         $ (398.1) $ (331.4) $ (263.1) $   72.2  $   43.7  $   44.8  $   29.0  $  (93.1) $ (119.7) $ (140.1)
                     ========  ========  ========  ========  ========  ========  ========  ========  ========  ========

 Gross
  liability-end
  of year            $2,476.7  $2,576.0  $2,752.7  $3,017.0 $ 3,298.2  $3,498.7  $3,869.2  $3,705.2  $3,853.7  $4,356.0  $4,985.8
 Reinsurance
  receivable            622.0     641.8     648.5     700.9     746.6     688.7     915.7     727.8     488.8     883.5   1,090.0
                     --------  --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
 Net liability-end
  of year             1,854.7   1,934.2   2,104.2   2,316.1   2,551.6   2,810.0   2,953.5   2,977.4   3,364.9   3,472.5  $3,895.8
                     --------  --------  --------  --------  --------  --------  --------  --------  --------  --------  ========

 Gross re-estimated
  liability at
  December 31, 2002   3,434.2   3,371.9   3,396.4   3,492.4   3,618.6   3,744.1   3,870.8   4,045.3   4,334.2   4,727.7

 Re-estimated
  receivable at
  December 31, 2002   1,181.4   1,106.3   1,029.1   1,248.5   1,110.7     978.9     946.4     974.9     849.6   1,115.1
                     --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
 Net re-estimated
  liability at
  December 31, 2002   2,252.8   2,265.6   2,367.3   2,243.9   2,507.9   2,765.2   2,924.5   3,070.5   3,484.6   3,612.6
                     --------  --------  --------   -------- --------  --------  --------  --------  --------  --------
 Gross cumulative
  (deficiency)/
  redundancy         $ (957.5) $ (795.9) $ (643.7) $(475.4)  $ (320.4) $ (245.4) $   (1.6) $ (340.1) $ (480.5) $ (371.7)
                     ========  ========  ========  ========  ========  ========  ========  ========  ========  ========

----------
(1) Includes $480.9 million relating to Mt. McKinley at December 31, 2000, principally reflecting $491.1 million of Mt. McKinley reserves at the acquisition date.
(2)  The Canadian Branch reserves are reflected in Canadian dollars.
(3)  Some totals may not reconcile due to rounding.

For years prior to 1992, management believes that two factors had the most significant impact on loss development. First, through the mid-1980s, a number of industry and external factors, such as the propensity of courts to award large damage awards in liability cases, combined to increase loss frequency and severity to unexpectedly high levels. Second, contracts written prior to 1986 contained coverage terms which, for the Company and the industry in general, have been interpreted by courts to provide coverage for asbestos and environmental exposures not contemplated by either the pricing or the initial reserving of the contracts. Legal developments during the mid-1980s necessitated additional reserving for such exposures on both a case basis and an incurred but not reported ("IBNR") basis. More recently, particularly as reflected for periods subsequent to 1998, the Company has experienced unforeseen adverse shifts in loss emergence patterns, particularly in classes of business where the underlying exposures have been impacted by unfavorable trends in litigation and economic variability. The change between 1994 and 1995 reflects the impact of a stop loss reinsurance agreement with Mt. McKinley, which was then a subsidiary of The Prudential. This stop loss agreement commenced in 1995 when The Prudential sold the Company in an initial public offering. This coverage became an inter-affiliate reinsurance transaction with the acquisition of Mt. McKinley in 2000. See Footnote 1L to Notes to Consolidated Financial Statements.

Management believes that adequate provision has been made for the Company's loss and LAE reserves. While there can be no assurance that reserves for and losses from these claims will not increase in the future, management believes that the Company's existing reserves, reserving methodologies and retrocessional arrangements lessen the probability that any such increases would have a material adverse effect on the Company's financial condition, results of operations or cash flows. These statements regarding the Company's loss reserves are forward looking statements within the meaning of the U.S. federal securities laws and are intended to be covered by the safe harbor provisions contained therein. See ITEM 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Safe Harbor Disclosure."

The following table is derived from the Ten Year GAAP Loss Development Table above and summarizes the effect of reserve re-estimates, net of reinsurance, on calendar year operations for the same ten-year period ended December 31, 2002. Each column represents the amount of reserve re-estimates made in the indicated calendar year and shows the accident years to which the re-estimates are applicable. The amounts in the total accident year column on the far right represent the cumulative reserve re-estimates for the indicated accident years.

          EFFECT OF RESERVE REESTIMATES ON CALENDAR YEAR OPERATIONS (1)

                                                                                                              Cumulative Re-
                                                   Calendar Year Ended December 31,                            estimates for
               ---------------------------------------------------------------------------------------------   each Accident
                1993       1994      1995     1996      1997     1998      1999     2000     2001     2002         Year
               -------    ------    ------   -------   ------   -------   ------   ------   ------   -------   -------------
                                                         (Dollars in millions)
Accident
Years
1992 & prior   $ (74.5)   $(59.7)   $(21.1)  $(101.9)  $(43.4)  $(176.9)  $ 62.4   $ (3.1)  $  4.7   $  15.6         $(398.1)
1993                       (14.5)     14.2      (1.7)    (2.1)     (3.5)     4.2      2.3     (2.8)     (4.0)           (7.9)
1994                                  (9.8)     (9.3)     8.0      (0.7)     4.1      0.4     (0.6)      1.9            (6.0)
1995                                           142.4     59.6     160.4    (46.2)     6.5      6.1     (10.2)          318.7
1996                                                    (18.9)     (6.8)     5.5     11.8      5.0       4.5             1.1
1997                                                                1.3      4.1    (10.4)     8.9       0.4             4.3
1998                                                                         1.4    (11.0)    (9.8)    (22.5)          (41.9)
1999                                                                                 (4.3)    (3.3)    (79.1)          (86.7)
2000                                                                                          (7.9)    (26.4)          (34.4)
2001                                                                                                   (20.4)          (20.4)
Total calendar
year effect    $ (74.5)   $(74.3)   $(16.7)  $  29.6   $  3.2   $ (26.2)  $ 35.4   $ (7.8)  $  0.0   $(140.1)        $(271.4)

(1)  Some totals may not reconcile due to rounding.

As illustrated by this table, the factors that caused the deficiencies shown in the Ten Year GAAP Loss Development Table relate mainly to accident years prior to 1992 principally reflecting the impact of asbestos and environmental exposures discussed above. The significant favorable development experienced for the 1995 accident year is due to aggregate excess of loss reinsurance provided to the Company at the time of its initial public offering. This contract, because of its 1995 inception date, is attributed to the 1995 accident year. The adverse development experienced in the 1998 through 2001 accident years relates principally to a limited number of business classes, mainly casualty classes, including D&O, surety and certain international business where adverse loss experience has emerged as the result of unforeseen loss trend shifts affecting the underlying exposures. The Company's loss reserving methodologies continuously monitor the emergence of such loss trend shifts, seeking both to adjust reserves for their impact and to factor such developments into its underwriting and pricing on a prospective basis.

The following table presents a reconciliation of beginning and ending reserve balances for the years indicated on a GAAP basis:


                  RECONCILIATION OF RESERVES FOR LOSSES AND LAE

                                                     Years Ended December 31,
                                               -------------------------------------
                                                 2002          2001          2000
                                               ---------     ---------     ---------
                                                       (Dollars in millions)
Reserves at beginning of period                $ 4,278.3     $ 3,786.2     $ 3,647.0
                                               ---------     ---------     ---------
Incurred related to:
 Current year                                    1,489.3       1,209.5         876.8
 Prior years                                       140.1             -           7.8
                                               ---------     ---------     ---------
 Total incurred losses                           1,629.4       1,209.5         884.6
                                               ---------     ---------     ---------
Paid related to:
 Current year  (1)                                 314.5         393.9        (166.9)
 Prior years                                       892.7         718.1         673.4
                                               ---------     ---------     ---------
 Total paid losses                               1,207.2       1,112.0         506.5
                                               ---------     ---------     ---------
Change in reinsurance receivables on
 unpaid losses and LAE                             205.1         394.6        (238.9)
                                               ---------     ---------     ---------
Reserves at end of period                      $ 4,905.6     $ 4,278.3     $ 3,786.2
                                               =========     =========     =========

(1) Current year paid losses for 2000 are net of ($483.8) million resulting from the acquisition of Mt. McKinley.

Prior year incurred losses increased by $140.1 million in 2002 and were stable in 2001. These changes were the result of the reserve development noted above, as well as inherent uncertainty in establishing loss and LAE reserves. See also
Note 1L of Notes to Consolidated Financial Statements.

RESERVES FOR ASBESTOS AND ENVIRONMENTAL LOSSES AND LOSS ADJUSTMENT EXPENSES
The Company's reserves include an estimate of the Company's ultimate liability for A&E claims for which ultimate value cannot be estimated using traditional reserving techniques. There are significant uncertainties in estimating the amount of the Company's potential losses from A&E claims. See ITEM 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asbestos and Environmental Exposures" and Note 3 of Notes to Consolidated Financial Statements.

Mt. McKinley's book of direct A&E exposed insurance is relatively small and homogenous. The book of business is based principally on excess liability policies; thus the claim/legal staff does not have to analyze exposure under many different policy forms, but rather can focus on a limited number of policies and policy forms. As a result of this focused structure, the Company believes that it is able to comprehensively analyze its exposures, allowing it to identify and analyze those claims on which it has unusual exposure, such as policies in which it may be exposed to pay expenses in addition to policy limits or non-products asbestos claims, for concentrated ongoing attention.

The Company aims to be actively engaged with every insured account posing significant potential asbestos exposure to Mt. McKinley. Such engagement can take the form of a final settlement, negotiation, litigation, or the monitoring of claim activity under Coverage in Place ("CIP") agreements. CIP agreements generally condition an insurer's payment upon the actual claim experience of the insured and may have annual payment caps or other measures to control the insurer's payments. The Company's Mt. McKinley operations are currently managing five CIP agreements, all of which were executed prior to the acquisition of Mt. McKinley in 2000. Its preference with respect to coverage settlements is to execute settlements that call for a fixed schedule of payments, because such settlements eliminate future uncertainty.

During 2002, the Company significantly enhanced its classification of insureds by exposure characteristics, as well as its analysis by insured for those it considers to be more exposed or active. Those insureds identified as relatively less exposed or active are subject to less rigorous, but still active management, with an emphasis on monitoring those characteristics which may indicate an increasing exposure or levels of activity. The Company continually focuses on further enhancement of the detailed estimation processes used to evaluate potential exposure of policyholders, including those that may not have reported significant A&E losses.

Everest Re's book of assumed reinsurance is relatively concentrated within a modest number of A&E exposed relationships. Because the book of business is relatively concentrated and the Company has been managing the A&E exposures for many years, its claim staff is familiar with the ceding companies that have generated most of these liabilities in the past and which are therefore most likely to generate future liabilities. The Company's claim staff has developed familiarity both with the nature of the business written by its ceding companies and the claims handling and reserving practices of those companies. This level of familiarity enhances the quality of the Company's analysis of its exposure through those companies. As a result, the Company believes that it can identify those claims on which it has unusual exposure, such as non-products asbestos claims, for concentrated attention.

The following table summarizes the composition of the Company's total reserves for A&E losses, gross and net of reinsurance, for the years ended December 31, 2002, 2001 and 2000.

                                                             YEARS ENDED DECEMBER 31,
                                                       -----------------------------------
                                                        2002          2001         2000 (1)
                                                       -------       -------       -------
                                                              (Dollars in millions)
Case reserves reported by ceding companies             $ 112.5       $ 107.1       $ 106.8
Additional reserves established by the Company
 (assumed reinsurance)                                    55.5          59.5          74.0
Case reserves established by the Company                 262.1         154.1         118.3
IBNR reserves                                            237.8         323.7         394.6
                                                       -------       -------       -------
Gross reserves                                           667.9         644.4         693.7
Reinsurance receivable                                  (140.4)        (75.8)        (65.2)
                                                       -------       -------       -------
Net reserves                                           $ 527.5       $ 568.6       $ 628.5
                                                       =======       =======       =======

------------------
(1) In 2000, Holdings acquired Mt. McKinley, resulting in an increase to the Company's gross and net asbestos and environmental exposure.

Additional losses, including those relating to currently unrecognized latent injuries, the type or magnitude of which cannot be foreseen by the Company, or the reinsurance and insurance industry generally, may emerge in the future. Such future emergence, to the extent not covered by existing retrocessional contracts, could have material adverse effects on the Company's future financial condition, results of operations and cash flows.

FUTURE POLICY BENEFIT RESERVES
Future policy benefit liabilities for annuities are reported at the accumulated fund balance of these contracts. Reserves for those liabilities include both mortality and morbidity provisions with respect to life and annuity claims, both reported and unreported. Actual experience in a particular period may be worse than assumed experience and, consequently, may adversely affect the Company's operating results for the period. See Note 1F of Notes to Consolidated Financial Statements.

INVESTMENTS
The Company's overall financial strength and results of operations are, in part, dependent on the quality and performance of its investment portfolio. Net investment income and net realized capital gains (losses) on the Company's invested assets constituted 11.8%, 17.7%, and 20.4% of the Company's revenues for the years ending December 31, 2002, 2001 and 2000, respectively. The Company's cash and invested assets totaled $7,259.1 million at December 31, 2002, of which 94.5% were cash or investment-grade fixed maturities.

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

The Company's investment guidelines include a current duration guideline of five to six years. The duration of an investment is based on the maturity of the security but also reflects the payment of interest and the possibility of early prepayment of such security. This investment duration guideline is established and periodically revised by management, which considers economic and business factors. An important factor considered by management is the Company's average duration of potential liabilities, which, at December 31, 2002, is estimated at approximately five years based on the estimated payouts of underwriting liabilities using standard duration calculations.

Approximately 7.6% of the Company's consolidated reserves for losses and LAE and unearned premiums represent estimated amounts payable in foreign currencies. For each currency in which the Company has established substantial reserves, the Company seeks to maintain invested assets denominated in such currency in an amount approximately comparable to the estimated liabilities.

As of December 31, 2002, 98.6% of the Company's total investments and cash were comprised of fixed maturity investments or cash and 94.5% of the Company's fixed maturities consisted of investment grade securities. The average maturity of fixed maturities was 8.1 years at December 31, 2002, and their overall duration was 5.4 years. As of December 31, 2002, the Company did not have any investments in commercial real estate or direct commercial mortgages or any material holdings of derivative investments or securities of issuers that are experiencing cash flow difficulty to an extent that the Company's management believes could threaten the issuer's ability to meet debt service payments, except where other than temporary impairments have been recognized.

As of December 31, 2002, the Company's common stock portfolio had a market value of $47.5 million, comprising 0.7% of total investments and cash. The common stock portfolio is managed with a growth orientation.

The following table reflects investment results for the Company for each of the five years in the period ended December 31, 2002:

                                                                                   Pre-Tax
                                                     Pre-Tax                     Realized Net
                                    Average        Investment      Effective   Capital (Losses)
Years Ended December 31,         Investments(1)     Income(2)        Yield          Gains
------------------------         --------------   ------------     ---------   ---------------
                                                    (Dollars in millions)
2002                                  $ 6,064.8        $ 350.6          5.78%          $ (50.0)
2001                                    5,374.9          340.4          6.33             (22.3)
2000                                    4,824.0          301.5          6.25               0.8
1999                                    4,219.4          253.0          6.00             (16.8)
1998                                    4,243.3          244.9          5.77              (0.8)

-----------------
(1) Average of the beginning and ending carrying values of investments and cash, less net funds held and non-interest bearing cash. Bonds, common stock and redeemable and non-redeemable preferred stocks are carried at market value.
(2)  After investment expenses, excluding realized net capital gains (losses).


The following table summarizes fixed maturities as of December 31, 2002 and 2001:

                                                        Amortized       Unrealized        Unrealized        Market
                                                           Cost        Appreciation      Depreciation        Value
                                                        ---------      ------------      ------------      ---------
                                                                            (Dollars in millions)
December 31, 2002:
 U.S. Treasury securities and obligations of U.S.
  government agencies and corporations                  $   506.6      $       10.1      $        0.5      $   516.2
 Obligations of states and political subdivisions         2,520.6             144.6               2.6        2,662.6
 Corporate securities                                     2,066.0             119.2              31.7        2,153.5
 Mortgage-backed securities                                 839.5              43.0               1.1          881.4
 Foreign government securities                              312.7              25.2                 -          337.9
 Foreign corporate securities                               215.4              14.3               1.4          228.3
                                                        ---------      ------------      ------------      ---------
  Total                                                 $ 6,460.8      $      356.4      $       37.3      $ 6,779.9
                                                        =========      ============      ============      =========

December 31, 2001:
 U.S. Treasury securities and obligations of U.S.
  government agencies and corporations                  $   114.8      $        5.2      $        0.1      $   119.9
 Obligations of states and political subdivisions         1,762.9              78.4               2.8        1,838.5
 Corporate securities                                     2,254.7              77.6              39.5        2,292.8
 Mortgage-backed securities                                 701.2              28.3               0.8          728.7
 Foreign government securities                              194.9              18.1               0.1          212.9
 Foreign corporate securities                               260.4              10.2               1.8          268.8
                                                        ---------      ------------      ------------      ---------
  Total                                                 $ 5,288.9      $      217.8      $       45.1      $ 5,461.6
                                                        =========      ============      ============      =========


The following table presents the credit quality distribution of the Company's fixed maturities as of December 31, 2002:

                                                                    Percent of
Rating Agency Credit Quality Distribution              Amount          Total
-----------------------------------------             ---------     ----------
(Dollars in millions)
AAA/AA/A                                              $ 5,612.5           82.8%
BBB                                                       797.0           11.8
BB                                                        306.2            4.5
B                                                          56.9            0.8
CCC/CC/C                                                    2.4            0.0
CI/D                                                        4.9            0.1
                                                      ---------     ----------
 Total                                                $ 6,779.9          100.0%
                                                      =========     ==========

The following table summarizes fixed maturities by contractual maturity as of December 31, 2002:


                                                                     Percent of
                                                        Amount          Total
                                                       ---------     ----------
(Dollars in millions)
Maturity category:
  Less than one year                                   $    75.8            1.1%
  1-5 years                                              1,628.6           24.0
  5-10 years                                             1,519.7           22.4
  After 10 years                                         2,674.4           39.4
                                                       ---------     ----------
   Subtotal  (2)                                         5,898.5           87.0
  Mortgage-backed securities (1)                           881.4           13.0
                                                       ---------     ----------
   Total   (2)                                         $ 6,779.9          100.0%
                                                       =========     ==========

-----------
(1) Mortgage-backed securities generally are more likely to be prepaid than other fixed maturities. Therefore, contractual maturities are excluded from this table since they may not be indicative of actual maturities.

(2)  Certain totals may not reconcile due to rounding.

RATINGS
The following table shows the financial strength ratings of the Company's operating subsidiaries as reported by A.M. Best, Standard & Poor's Rating Services ("Standard & Poor's") and Moody's Investor Service, Inc. ("Moody's"). These ratings are based upon factors of concern to policyholders and should not be considered an indication of the degree or lack of risk involved in an equity investment in an insurance company.

Operating Subsidiary         A.M. Best           Standard & Poor's      Moody's
--------------------------------------------------------------------------------------
Everest Re                   A+ (Superior)       AA- (Positive)         Aa3 (Excellent)
Bermuda Re                   A+ (Superior)       AA- (Positive)         Aa3 (Excellent)
Everest National             A+ (Superior)       AA- (Positive)         Not Rated
Everest Indemnity            A+ (Superior)       Not Rated              Not Rated
Everest Security             A+ (Superior)       Not Rated              Not Rated
Mt. McKinley                 Not Rated           Not Rated              Not Rated
Everest International        Not Rated           Not Rated              Not Rated

A.M. Best states that the "A+" ("Superior") rating is assigned to those companies which, in its opinion, have, on balance, achieved superior financial strength, operating performance and market profile when compared to the standards established by A.M. Best and have demonstrated a very strong ability to meet their ongoing obligations to policyholders. The "A+" ("Superior") rating is the second highest of fifteen ratings assigned by A.M. Best, which range from "A++" ("Superior") to "F" ("In Liquidation"). Additionally, A.M. Best has eleven classifications within the "Not Assigned" category. Standard & Poor's states that the "AA-" rating is assigned to those insurance companies which, in its opinion, offer excellent financial security and whose capacity to meet policyholder obligations is strong under a variety of economic and underwriting conditions. The "AA-" rating is the fourth highest of nineteen ratings assigned by Standard & Poor's, which range from "AAA" to "R". Ratings from AA to B may be modified by the use of a plus or minus sign to show relative standing of the insurer within those rating categories. Moody's states that insurance companies rated "Aa" offer excellent financial security. Together with the Aaa rated companies, Aa rated companies constitute what are generally known as high grade companies, with Aa rated companies generally having somewhat larger long-term risks. Moody's rating gradations are shown through the use of nine distinct symbols, each symbol representing a group of ratings in which the financial security is broadly the same. The "Aa3" (Excellent) rating is the fourth highest of ratings assigned by Moody's, which range from "Aaa" (Exceptional) to "C" (Lowest). Moody's further distinguishes the ranking of an insurer within its generic rating classification from Aa to B with 1, 2 and 3 ("1" being the highest).

The following table shows the investment grade ratings of the Holdings' senior notes due March 15, 2005, Holdings' senior notes due March 15, 2010 and Capital Trust's trust preferred securities by A.M. Best, Standard & Poor's and Moody's. Debt ratings are a current assessment of the credit-worthiness of an obligor with respect to a specific obligation.

                               A.M. Best         Standard & Poor's          Moody's
-----------------------------------------------------------------------------------
Senior Notes                          a                         A-               A3
Trust Preferred Securities            a-                       BBB             Baa1

A company with a debt rating of "a" or "a-" is considered by A.M. Best to have a strong capacity and willingness to meet the terms of the obligation and possesses a low level of credit risk. The "a" and "a-" ratings are the sixth and seventh highest of 19 ratings assigned by A.M. Best, which range from "aaa" to "ccc". A company with a debt rating of "A-" is considered by Standard & Poor's to have a strong capacity to pay interest and repay principal, although it is somewhat more susceptible to the adverse effects of changes in circumstances and economic conditions than debt in higher rated categories. A company with a debt rating of "BBB" is considered by Standard & Poor's to have adequate capacity to pay interest and repay principal, but is susceptible to the adverse effects of changes in circumstances and economic conditions than debt in higher rated categories. The "A-" and "BBB" ratings from Standard & Poor's are the seventh and ninth highest of 24 ratings assigned by Standard & Poor's, which range from "AAA" to "D". A company with a debt rating of "A3" is considered to be an upper-medium-grade obligation by Moody's. This rating represents adequate capacity with respect to repayment of principal and interest, but elements may be present which suggest a susceptibility to impairment sometime in the future. A company with a debt rating of "Baa1" is considered to be a medium-grade obligation by Moody's. This rating represents adequate capacity with respect to repayment of principal and interest, but certain protective elements may be lacking or may be characteristically unreliable over any great length of time. The "A3" and "Baa1" ratings are the seventh and eighth highest of 21 ratings assigned by Moody's, which range from "AAA" to "C".

All of the above-mentioned ratings are continually monitored and revised, if necessary, by each of the rating agencies.

COMPETITION
The worldwide reinsurance and insurance businesses are highly competitive, yet cyclical by product and market. The terrorist attacks on September 11, 2001 (the "September 11 attacks") resulted in losses which reduced industry capacity and were of sufficient magnitude to cause most companies to reassess their capital position, tolerance for risk, exposure control mechanisms and the pricing terms and conditions at which they are willing to take on risk. The gradual and variable improving trend that had been apparent through 2000 and earlier in 2001 firmed significantly after the September 11 attacks. This firming generally took the form of immediate and significant upward pressure on prices, more restrictive terms and conditions and a reduction of coverage limits and capacity availability. Such pressures were widespread, with variability depending on the product and markets involved, but mainly depending on the characteristics of the underlying risk exposures. The magnitude of the changes was sufficient to create temporary disequilibrium in some markets as individual buyers and sellers adapted to changes in both their internal and market dynamics.

During 2002, the reinsurance and insurance markets continued to firm. This firming reflects the losses arising from the September 11 attacks as well as reactions to broad and growing recognition that competition in the late 1990s reached extremes in many classes and markets, which ultimately led to inadequate pricing and overly broad terms, conditions and coverages. The effect of these extremes, which is becoming apparent through excessive loss emergence, varies widely by company depending on product offerings, markets accessed, underwriting and operating practices, competitive strategies and business volumes. Across all market participants; however, the aggregate effect has been impaired financial results and erosion of the industry capital base. Coupled with deteriorating investment market conditions and results, and renewed concerns regarding longer-term industry specific issues, including asbestos exposure and sub-par capital returns, these financial impacts have introduced substantial, and in some cases extreme, pressure for the initiation and/or strengthening of corrective action by individual market participants. These pressures have resulted in firming prices, more restrictive terms and conditions and tightened coverage availability across most classes and markets.

These changes reflect a clear reversal of the general trend from 1987 through 1999 toward increasingly competitive global market conditions across most lines of business as reflected by decreasing prices and broadening contract terms. The earlier trend resulted from a number of factors, including the emergence of significant reinsurance capacity in Bermuda, changes in the Lloyd's market, consolidation and increased capital levels in the insurance and reinsurance industries, as well as the emergence of new reinsurance and financial products addressing traditional exposures in alternative fashions. Many of these factors continue to exist and have taken on additional importance as the result of the firming conditions which have emerged. As a result, although the Company is encouraged by the recent improvements, and more generally, by current market conditions, the Company cannot predict with any reasonable certainty whether and to what extent these improvements will persist.

Competition with respect to the types of reinsurance and insurance business in which the Company is engaged is based on many factors, including the perceived overall financial strength of the reinsurer or insurer, A.M. Best's and/or Standard & Poor's rating of the reinsurer or insurer, underwriting expertise, the jurisdictions where the reinsurer or insurer is licensed or otherwise authorized, capacity and coverages offered, premiums charged, other terms and conditions of the reinsurance and insurance business offered, services offered, speed of claims payment and reputation and experience in lines written. The Company competes in the United States, Bermuda and international reinsurance and insurance markets with numerous international and domestic reinsurance and insurance companies. The Company's competitors include independent reinsurance and insurance companies, subsidiaries or affiliates of established worldwide insurance companies, reinsurance departments of certain insurance companies and domestic and international underwriting operations, including underwriting syndicates at Lloyd's. Some of these competitors have greater financial resources than the Company and have established long-term and continuing business relationships throughout the industry, which can be a significant competitive advantage. In addition, the potential for securitization of reinsurance and insurance risks through capital markets provides an additional source of potential reinsurance and insurance capacity and competition.

EMPLOYEES
As of March 1, 2003, the Company employed 536 persons. Management believes that its employee relations are good. None of the Company's employees are subject to collective bargaining agreements, and the Company is not aware of any current efforts to implement such agreements.

REGULATORY MATTERS
The Company and its insurance subsidiaries are subject to regulation under the insurance statutes of the various jurisdictions in which they conduct business, including essentially all states of the United States, Canada, Singapore, the United Kingdom and Bermuda. These regulations vary from jurisdiction to jurisdiction and are generally designed to protect ceding insurance companies and policyholders by regulating the Company's conduct of business, financial integrity and ability to meet its obligations relating to its business transactions and operations. Many of these regulations require reporting of information designed to allow insurance regulators to closely monitor the Company's performance.

INSURANCE HOLDING COMPANY REGULATION. Under applicable United States laws and regulations, no person, corporation or other entity may acquire a controlling interest in the Company, unless such person, corporation or entity has obtained the prior approval for such acquisition from the Insurance Commissioners of Delaware and the other states in which the Company's insurance subsidiaries are domiciled or deemed domiciled, currently Arizona, California and Georgia. Under these laws, "control" is presumed when any person acquires, directly or indirectly, 10% or more of the voting securities of an insurance company. To obtain the approval of any change in control, the proposed acquirer must file an application with the relevant insurance commissioner disclosing, among other things, the background of the acquirer and that of its directors and officers, the acquirer's financial condition and its proposed changes in the management and operations of the insurance company. U.S. state regulators also require prior notice or regulatory approval of material inter-affiliate transactions within the holding company structure. See "Dividends".

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

DIVIDENDS. Under Bermuda law, Group is prohibited from declaring or paying a dividend if such payment would reduce the realizable value of its assets to an amount less than the aggregate value of its liabilities and its issued share capital and share premium (additional paid-in capital) accounts. Group's ability to pay dividends and its operating expenses is partially dependent upon dividends from its subsidiaries. The payment of dividends by insurance subsidiaries is limited under Bermuda law as well as the laws of the various U.S. states in which Group's insurance and reinsurance subsidiaries are licensed to transact business. The limitations are generally based upon net income and compliance with applicable policyholders' surplus or minimum solvency margin and liquidity ratio requirements as determined in accordance with the relevant statutory accounting practices. As Holdings has outstanding debt obligations, it is dependent upon dividends and other permissible payments from its operating subsidiaries to enable it to meet its debt and operating expense obligations and to pay dividends to Group.

The payment of dividends to Holdings by Everest Re is subject to limitations imposed by Delaware law. Generally, Everest Re may only pay dividends out of its statutory earned surplus, which was $921.0 million at December 31, 2002, and only after it has given 10 days prior notice to the Delaware Insurance

Commissioner. During this 10-day period, the Commissioner may, by order, limit or disallow the payment of ordinary dividends if the Commissioner finds the insurer to be presently or potentially in financial distress. Further, the maximum amount of dividends that may be paid without the prior approval of the Delaware Insurance Commissioner in any twelve month period is the greater of (1) 10% of an insurer's statutory surplus as of the end of the prior calendar year or (2) the insurer's statutory net income, not including realized capital gains, for the prior calendar year. Under this definition, the maximum amount that will be available for the payment of dividends by Everest Re in 2003 without triggering the requirement for prior approval of regulatory authorities in connection with a dividend is $149.4 million.

Under Bermuda law, Bermuda Re is unable to declare or make payment of a dividend if it fails to meet its minimum solvency margin or minimum liquidity ratio. As a long-term insurer, Bermuda Re is also unable to declare or pay a dividend to anyone who is not a policyholder unless, after payment of the dividend, the value of the assets in its long-term business fund, as certified by its approved actuary, exceeds its liabilities for long-term business by at least the $250,000 minimum solvency margin. Prior approval of the Bermuda Monetary Authority is required if Bermuda Re's dividend payments would reduce its prior year-end total statutory capital by 15.0% or more. At December 31, 2002, Bermuda Re met its solvency and liquidity requirements by a significant margin.

INSURANCE REGULATION. U.S. domestic property and casualty insurers, including reinsurers, are subject to regulation by their state of domicile and by those states in which they are licensed. The regulation of reinsurers is typically related to the reinsurer's financial condition, investments, management and operation. The rates and policy terms of reinsurance agreements are generally not subject to direct regulation by any governmental authority.

The operations of Everest Re's foreign branch offices in Canada, Singapore and the United Kingdom are subject to regulation by the insurance regulatory officials of those jurisdictions. Management believes that the Company is in material compliance with applicable laws and regulations pertaining to its business and operations.

Bermuda Re is not admitted to do business as an insurer in any jurisdiction in the U.S. Bermuda Re conducts its insurance business from its offices in Bermuda. In Bermuda, Bermuda Re is regulated by the Insurance Act 1978 (as amended) and related regulations (the "Act"). The Act establishes solvency and liquidity standards, auditing and reporting requirements and subjects Bermuda Re to the supervision, investigation and intervention powers of the Bermuda Monetary Authority. Under the Act, Bermuda Re, as a Class 4 insurer, is required to maintain $100 million in statutory capital and surplus, to have an independent auditor approved by the Bermuda Monetary Authority conduct an annual audit and report on its statutory financial statements and filings and to have an appointed loss reserve specialist (also approved by the Bermuda Monetary Authority) review and report on its loss reserves annually.

Bermuda Re is also registered under the Act as a long-term insurer and is thereby authorized to write life and annuity business. As a long-term insurer, Bermuda Re is required to maintain a long-term business fund, to separately account for this business and to have an approved actuary prepare a certificate concerning its long-term business assets and liabilities to be filed annually.

Everest Indemnity, Everest National, Everest Security and Mt. McKinley are subject to regulations similar to the U.S. regulations applicable to Everest Re. In addition, Everest National and Everest Security must comply with substantial regulatory requirements in each state where they conduct business. These additional requirements include, but are not limited to, rate and policy form requirements, requirements with regard to licensing, agent appointments, participation in residual markets and claim handling procedures. These regulations are primarily designed for the protection of policyholders.

LICENSES. Everest Re is a licensed property and casualty insurer and/or reinsurer in all states (except Nevada and Wyoming), the District of Columbia and Puerto Rico. In New Hampshire and Puerto Rico, Everest Re is licensed for reinsurance only. Such licensing enables U.S. domestic ceding company clients to take credit for reinsurance ceded to Everest Re.

Everest Re is licensed as a property and casualty reinsurer in Canada. It is also authorized to conduct reinsurance business in the United Kingdom and Singapore. Everest Re can also write reinsurance in other foreign countries. Because some jurisdictions require a reinsurer to register in order to be an acceptable market for local insurers, Everest Re is registered as a foreign insurer and/or reinsurer in the following countries: Argentina, Bolivia, Chile, Colombia, Ecuador, El Salvador, Guatemala, Mexico, Peru, Venezuela and the Philippines. Everest National is licensed in 45 states and the District of Columbia. Everest Indemnity is licensed in Delaware and is eligible to write insurance on a surplus lines basis in 48 states, the District of Columbia and Puerto Rico. Everest Security is licensed in Georgia and Alabama. Mt. McKinley is licensed in Delaware and California. Bermuda Re is registered as a Class 4 insurer and a long-term insurer in Bermuda.

PERIODIC EXAMINATIONS. Everest Re, Everest National, Everest Indemnity, Everest Security and Mt. McKinley are subject to periodic financial examination (usually every 3 years) of their affairs by the insurance departments of the states in which they are licensed, authorized or accredited. Everest Re's, Everest Security's, Everest Indemnity's and Mt. McKinley's last examination reports were as of December 31, 2000, while Everest National's last examination was as of December 31, 2001. None of these reports contained any material findings or recommendations. In addition, U.S. insurance companies are subject to examinations by the various state insurance departments where they are licensed concerning compliance with applicable conduct of business regulations.

NAIC RISK-BASED CAPITAL REQUIREMENTS. The U.S. National Association of Insurance Commissioners ("NAIC") employs a formula to measure the amount of capital appropriate for a property and casualty insurance company to support its overall business operations in light of its size and risk profile. The major categories of a company's risk profile are its asset risk, credit risk, and underwriting risk. The standards are an effort by the NAIC to prevent insolvencies, to ward off other financial difficulties of insurance companies and to establish uniform regulatory standards among state insurance departments.

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

Based on their financial positions at December 31, 2002, Everest Re, Everest National, Everest Indemnity and Everest Security exceed the minimum thresholds. Since Mt. McKinley ceased writing new and renewal insurance in 1985, its domiciliary regulator, Delaware, has exempted Mt. McKinley from complying with RBC requirements. Various proposals to change the RBC formula arise from time to time. The Company is unable to predict whether any such proposal will be adopted, the form in which any such proposals would be adopted or the effect, if any, the adoption of any such proposal or change in the RBC calculations would have on the Company.

CODIFICATION OF STATUTORY ACCOUNTING PRINCIPLES. The NAIC has published a codification of statutory accounting principles, which has been adopted by the states of domicile of the Company's U.S. operating subsidiaries with an effective date of January 1, 2001. On January 1, 2001, significant changes to the statutory-basis of accounting became effective. The cumulative effect of these changes in 2001 was a $57.1 million increase to Everest Re's statutory surplus.

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

AVAILABLE INFORMATION
The Company's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments to those reports are available free of charge through the Company's internet website at HTTP://WWW.EVERESTRE.COM as soon as reasonably practicable after such reports are electronically filed with the Securities and Exchange Commission.

ITEM 2.  PROPERTIES
Everest Re's corporate offices are located in approximately 115,000 square feet of leased office space in Liberty Corner, New Jersey. Bermuda Re's corporate offices are located in approximately 3,600 total square feet of leased office space in Hamilton, Bermuda. The Company's other twelve locations occupy a total of approximately 64,000 square feet, all of which are leased. Management believes that the above-described office space is adequate for its current and anticipated needs.

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

In all such matters, the Company believes that its positions are legally and commercially reasonable. The Company also regularly evaluates those positions, and where appropriate, establishes or adjusts insurance reserves to reflect its evaluation. The Company's aggregate reserves take into account the possibility that the Company may not ultimately prevail in each and every disputed matter. The Company believes its aggregate reserves reduce the potential that an adverse resolution of one or more of these matters, at any point in time, would have a material impact on the Company's financial condition or results of operations. However, there can be no assurances that adverse resolutions of such matters in any one period or in the aggregate will not result in a material adverse effect on the Company's results of operations.

The Company does not believe that there are any other material pending legal proceedings to which it or any of its subsidiaries or their properties are subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.


PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

MARKET INFORMATION
The common shares of Group trade on the New York Stock Exchange under the symbol, "RE". Quarterly high and low market prices of the Company's common shares in 2002 and 2001 were as follows:

                                                           High          Low
First Quarter 2002:                                       75.0000      66.0000
Second Quarter 2002:                                      71.7000      55.9400
Third Quarter 2002:                                       57.9700      43.2500
Fourth Quarter 2002:                                      62.4900      52.1800


First Quarter 2001:                                       68.8750      55.3750
Second Quarter 2001:                                      74.8000      62.0000
Third Quarter 2001:                                       72.9700      48.7500
Fourth Quarter 2001:                                      78.5000      63.8000

NUMBER OF HOLDERS OF COMMON SHARES
The number of record holders of common shares as of March 1, 2003 was 68. That number excludes the beneficial owners of shares held in "street" name or held through participants in depositories, such as The Depository Trust Company.

DIVIDEND HISTORY AND RESTRICTIONS In 1995, the Board of Directors of Holdings established a policy of declaring regular quarterly cash dividends and has paid a regular quarterly dividend in each quarter since the fourth quarter of 1995. The Company declared and paid its regular quarterly cash dividend of $0.07 per share for each quarter of 2001 and $0.08 per share for each quarter of 2002. A committee of the Company's Board of Directors declared a dividend of $0.09 per share, payable on or before March 21, 2003 to shareholders of record on March 3, 2003.

The declaration and payment of future dividends, if any, by the Company will be at the discretion of the Board of Directors and will depend upon many factors, including the Company's earnings, financial condition, business needs and growth objectives, capital and surplus requirements of its operating subsidiaries, regulatory restrictions, rating agency considerations and other factors. As an insurance holding company, the Company is partially dependent on dividends and other permitted payments from its subsidiaries to pay cash dividends to its stockholders. The payment of dividends to Group by Holdings and to Holdings by Everest Re is subject to Delaware regulatory restrictions and the payment of dividends to Group by Bermuda Re will be subject to Bermuda insurance regulatory restrictions. See "Regulatory Matters - Dividends" and Note 13A of Notes to Consolidated Financial Statements.

RECENT SALES OF UNREGISTERED SECURITIES
The following securities were issued by the Company during 2002 and were not registered under the U.S. Securities Act of 1933:

- On April 1, 2002, 724 common shares of the Company and on July 1, 2002, 892 common shares of the Company were distributed.

-    The  securities  were  distributed  to  the  Company's  four   non-employee
     Directors.

- The securities were issued as compensation to the non-employee Directors for services rendered to the Company in their capacities as Directors.

- Exemption from registration was claimed pursuant to Section 4(2) of the Securities Act of 1933. There was no public offering and the participants in the transactions were the Company and its non-employee Directors.

-    Not applicable.

-    Not applicable.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated GAAP financial data of the Company as of and for the years ended December 31, 2002, 2001, 2000, 1999 and 1998 were derived from the consolidated financial statements of the Company, which were audited by PricewaterhouseCoopers LLP. The following financial data should be read in conjunction with the Consolidated Financial Statements and accompanying notes.

                                                               Years Ended December 31,
                                           ---------------------------------------------------------------
                                              2002         2001         2000          1999         1998
                                           ---------    ---------    ----------    ---------    ----------
                                                  (Dollars in millions, except per share amounts)
OPERATING DATA:
   Gross premiums written                  $ 2,846.5    $ 1,874.6    $  1,385.6    $ 1,141.8    $  1,045.9

   Net premiums written                      2,637.6      1,560.1       1,218.9      1,095.6       1,016.6

   Net premiums earned                       2,273.7      1,467.5       1,174.2      1,071.5       1,068.0

   Net investment income                       350.6        340.4         301.5        253.0         244.9
   Net realized capital (losses) gains         (50.0)       (22.3)          0.8        (16.8)         (0.8)
   Losses and LAE incurred (including
    catastrophes)                            1,629.4      1,209.5         884.6        771.6         778.4
    Total catastrophe losses (1)                30.2        222.6          13.9         45.9          30.6
   Commission, brokerage, taxes and fees       551.8        396.8         272.4        286.0         274.6
   Other underwriting expenses                  69.9         58.9          51.6         48.3          49.6
   Interest expense                             42.4         46.0          39.4          1.5             -
   Income before taxes                         262.0         90.3         231.7        196.6         212.7
   Income tax expense (benefit)                 30.7         (8.7)         45.4         38.5          47.5
   Net income (2)                          $   231.3    $    99.0    $    186.4    $   158.1    $    165.2
                                           =========    =========    ==========    =========    ==========
   Net income per basic share (3)          $    4.60    $    2.14    $     4.06    $    3.26    $     3.28
                                           =========    =========    ==========    =========    ==========
   Net income per diluted share (4)        $    4.52    $    2.10    $     4.02    $    3.25    $     3.26
                                           =========    =========    ==========    =========    ==========
   Dividends paid per share                $    0.32    $    0.28    $     0.24    $    0.24    $     0.20
                                           =========    =========    ==========    =========    ==========
CERTAIN GAAP FINANCIAL RATIOS: (5)
   Loss and LAE ratio                           71.7%        82.4%         75.3%        72.0%         72.9%
   Underwriting expense ratio                   27.4         31.1          27.6         31.5          30.3
                                           ---------    ---------    ----------    ---------    ----------

   Combined ratio (2)                           99.0%       113.5%        102.9%       103.5%        103.2%
                                           =========    =========    ==========    =========    ==========

Balance sheet data (at end of period):
   Total investments and cash              $ 7,259.1    $ 5,783.5    $  5,493.0    $ 4,139.2    $  4,325.8
   Total assets                              9,864.6      7,796.2       7,013.1      5,704.3       5,996.7
   Loss and LAE reserves                     4,905.6      4,278.3       3,786.2      3,647.0       3,800.0
   Total debt                                  518.9        553.8         683.6         59.0             -
   Total liabilities                         7,286.0      6,075.6       5,429.7      4,376.8       4,517.5
   Trust preferred securities                  210.0            -             -            -             -
   Shareholders' equity                      2,368.6      1,720.5       1,583.4      1,327.5       1,479.2
   Book value per share (6)                    46.55        37.19         34.40        28.57         29.59

------------
(1) Catastrophe losses are net of reinsurance. A catastrophe is defined, for purposes of the Selected Consolidated Financial Data, as an event that causes a pre-tax loss on property exposures before reinsurance of at least $5.0 million and has an event date of January 1, 1988 or later.
(2)  Some amounts may not reconcile due to rounding.
(3) Based on weighted average basic shares outstanding of 50.3 million, 46.2 million, 45.9 million, 48.5 million and 50.4 million for 2002, 2001, 2000, 1999 and 1998, respectively.
(4) Based on weighted average diluted shares outstanding of 51.1 million, 47.1 million, 46.4 million, 48.7 million and 50.7 million for 2002, 2001, 2000, 1999 and 1998, respectively.
(5) Loss ratio is the GAAP losses and LAE incurred as a percentage of GAAP net premiums earned. Underwriting expense ratio is the GAAP commissions, brokerage, taxes, fees and general expenses as a percentage of GAAP net premiums earned. Combined ratio is the sum of the loss ratio and underwriting expense ratio.
(6) Based on 50.9 million, 46.3 million, 46.0 million, 46.5 million and 50.0 million shares outstanding for December 31, 2002, 2001, 2000, 1999 and 1998, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the results of operations and financial condition of Everest Re Group, Ltd. and its subsidiaries. This discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto presented under ITEM 8.

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

ACQUISITIONS
On September 19, 2000, Holdings completed the acquisition of all of the issued and outstanding capital stock of Gibraltar Casualty Company ("Gibraltar") from The Prudential Insurance Company of America ("The Prudential") for $51.8 million, which approximated book value. As a result of the acquisition, Gibraltar became a wholly owned subsidiary of Holdings and, immediately following the acquisition, its name was changed to Mt. McKinley Insurance Company ("Mt. McKinley"). In connection with the acquisition of Mt. McKinley, which has significant exposure to asbestos and environmental claims, Prudential Property and Casualty Insurance Company ("Prupac"), a subsidiary of The Prudential, provided reinsurance to Mt. McKinley covering 80% ($160.0 million) of the first $200.0 million of any adverse development of Mt. McKinley's reserves as of September 19, 2000. In addition, The Prudential guaranteed Prupac's obligation to Mt. McKinley. There were $78.9 million of cessions under this reinsurance at December 31, 2002, reducing the limit available under this contract to $81.1 million.

In connection with the Mt. McKinley acquisition, Prupac also provided excess of loss reinsurance for 100% of the first $8.5 million of loss with respect to certain of Mt. McKinley's retrocessions and potentially uncollectible reinsurance coverage. There were $0.0 million and $3.6 million of cessions under this reinsurance during the periods ending December 31, 2002 and 2001, respectively, reducing the limit available under the contract to $2.4 million.

Mt. McKinley, a run-off property and casualty insurer in the United States, has had a long relationship with Holdings and its principal operating company, Everest Reinsurance Company ("Everest Re"). Mt. McKinley was formed in 1978 by Everest Re and wrote insurance until 1985, when it was placed in run-off. In 1991, Mt. McKinley became a subsidiary of The Prudential. Mt. McKinley is also a reinsurer of Everest Re. Under a series of transactions dating to 1986, Mt. McKinley reinsured several components of Everest Re's business. In particular, Mt. McKinley provided stop-loss reinsurance protection, in connection with the Company's October 5, 1995 initial public offering, for any adverse loss development on Everest Re's June 30, 1995 (December 31, 1994 for catastrophe losses) reserves, with $375.0 million in limits, of which $103.9 million remains available (the "Stop Loss Agreement"). The Stop Loss Agreement and other reinsurance contracts between Mt. McKinley and Everest Re remain in effect following the acquisition. However, these contracts became transactions with affiliates effective on the date of the Mt. McKinley acquisition, and their financial impact is thereafter eliminated in consolidation. Effective September 19, 2000, Mt. McKinley and Bermuda Re entered into a loss portfolio transfer reinsurance agreement, whereby Mt. McKinley transferred, for what management believes to be arm's-length consideration, all of its net insurance exposures and reserves to Bermuda Re.

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

INDUSTRY CONDITIONS
The worldwide reinsurance and insurance businesses are highly competitive, yet cyclical by product and market. The terrorist attacks on September 11, 2001 (the "September 11 attacks") resulted in losses which reduced industry capacity and were of sufficient magnitude to cause most companies to reassess their capital position, tolerance for risk, exposure control mechanisms and the pricing terms and conditions at which they are willing to take on risk. The gradual and variable improving trend that had been apparent through 2000 and earlier in 2001 firmed significantly after the September 11 attacks. This firming generally took the form of immediate and significant upward pressure on prices, more restrictive terms and conditions and a reduction of coverage limits and capacity availability. Such pressures were widespread, with variability depending on the product and markets involved, but mainly depending on the characteristics of the underlying risk exposures. The magnitude of the changes was sufficient to create temporary disequilibrium in some markets as individual buyers and sellers adapted to changes in both their internal and market dynamics.

During 2002, the reinsurance and insurance markets continued to firm. This firming reflects the losses arising from the September 11 attacks as well as reactions to broad and growing recognition that competition in the late 1990s reached extremes in many classes and markets, which ultimately led to inadequate pricing and overly broad terms, conditions and coverages. The effect of these extremes, which is becoming apparent through excessive loss emergence, varies widely by company depending on product offerings, markets accessed, underwriting and operating practices, competitive strategies and business volumes. Across all market participants however, the aggregate effect has been impaired financial results and erosion of the industry capital base. Coupled with deteriorating investment market conditions and results, and renewed concerns regarding longer-term industry specific issues, including asbestos exposure and sub-par capital returns, these financial impacts have introduced substantial, and in some cases extreme, pressure for the initiation and/or strengthening of corrective action by individual market participants. These pressures have resulted in firming prices, more restrictive terms and conditions and tightened coverage availability across most classes and markets.

These changes reflect a clear reversal of the general trend from 1987 through 1999 toward increasingly competitive global market conditions across most lines of business as reflected by decreasing prices and broadening contract terms. The earlier trend resulted from a number of factors, including the emergence of significant reinsurance capacity in Bermuda, changes in the Lloyd's market, consolidation and increased capital levels in the insurance and reinsurance industries, as well as the emergence of new reinsurance and financial products addressing traditional exposures in alternative fashions. Many of these factors continue to exist and have taken on additional importance as the result of the firming conditions which have emerged. As a result, although the Company is encouraged by the recent improvements and, more generally, by current market conditions, the Company cannot predict with any reasonable certainty whether and to what extent these improvements will persist.

SEGMENT INFORMATION
The Company, through its subsidiaries, operates in five segments: U.S. Reinsurance, U.S. Insurance, Specialty Underwriting, International and Bermuda. The U.S. Reinsurance operation writes property and casualty reinsurance on both a treaty and facultative basis through reinsurance brokers as well as directly with ceding companies within the United States. The U.S. Insurance operation writes property and casualty insurance primarily through general agent relationships and surplus lines brokers within the United States. The Specialty Underwriting operation writes accident and health ("A&H"), marine, aviation and surety business within the United States and worldwide through brokers and directly with ceding companies. The International operation writes property and casualty reinsurance through the Company's branches in London, Canada, and Singapore, in addition to foreign business written through the Company's New Jersey headquarters and Miami office. The Bermuda operation writes property, casualty, life and annuity business through brokers and directly with ceding companies.

These segments are managed in a carefully coordinated fashion with strong elements of central control, including with respect to capital, investments and support operations. As a result, management monitors and evaluates the financial performance of these operating segments principally based upon their underwriting results. The Company utilizes inter-affiliate reinsurance but such reinsurance does not impact segment results, since business is generally reported within the segment in which the business was first produced.

RESULTS OF OPERATIONS
Unusual Loss Events in 2001. As a result of the September 11 attacks, the Company incurred pre-tax losses, based on an estimate of ultimate exposure developed through a review of its coverages, which totaled $213.2 million gross of reinsurance and $55.0 million net of reinsurance. Associated with this reinsurance were $60.0 million of pre-tax charges, predominantly from adjustment premiums, resulting in a total pre-tax loss from the September 11 attacks of $115.0 million. After tax recoveries relating specifically to this unusual loss event, the net loss from the September 11 attacks totaled $75.0 million. Over 90% of the losses ceded by the Company were pursuant to treaties, where the reinsurers' obligations are secured, which the Company believes eliminates material reinsurance collection risk.

As a result of the Enron bankruptcy in 2001, the Company incurred losses, after-tax and net of reinsurance, amounting to $25.0 million. This unusual loss reflects all of the Company's exposures to this event, including underwriting, credit and investment.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001
Premiums. Gross premiums written increased 51.8% to $2,846.5 million in 2002 from $1,874.6 million in 2001, as the Company took advantage of selected growth opportunities and improving pricing in many classes of business, while continuing to maintain a disciplined underwriting approach. Premium growth areas included a 303.8% ($76.0 million) increase in the Bermuda operation, which continues to expand its product line offerings, a 67.6% ($218.1 million) increase in the International operation, mainly attributable to growth in the London, Canadian and Latin American markets, a 63.5% ($319.1 million) increase in the U.S. Insurance operation, principally attributable to growth in worker's compensation insurance, a 46.5% ($284.1 million) increase in the U.S. Reinsurance operation, primarily reflecting growth across property and casualty lines, and an 18.0% ($74.6 million) increase in the Specialty Underwriting operation, mainly attributable to growth in marine, aviation and surety business. The Company continued to decline business that did not meet its objectives regarding underwriting profitability.

Ceded premiums decreased to $208.9 million in 2002 from $314.5 million in 2001. This decrease was principally attributable to a reduction in cessions made under the Company's corporate retrocessional program and to a decrease in ceded premiums in the U.S. Insurance operation as a result of changes in this segment's specific reinsurance programs. Ceded premiums in 2002 included $5.1 million and $49.4 million in adjustment premiums relating to claims made under the 2001 and 2000 accident year aggregate excess of loss elements of the Company's corporate retrocessional programs, respectively. Ceded premiums in 2001 included $81.3 million and $58.1 million in adjustment premiums relating to claims made under the 2001 and 1999 accident year aggregate excess of loss elements of the Company's corporate retrocessional programs, respectively, with the 2001 accident year cessions principally relating to losses incurred as a result of the September 11 attacks and Enron bankruptcy.

Net premiums written increased by 69.1% to $2,637.6 million in 2002 from $1,560.1 million in 2001. This increase was a result of the increase in gross premiums written and the decrease in ceded premiums.

PREMIUM REVENUES. Net premiums earned increased by 54.9% to $2,273.7 million in 2002 from $1,467.5 million in 2001. Contributing to this increase were a 154.4% ($25.3 million) increase in the Bermuda operation, a 94.8% ($278.8 million) increase in the U.S. Insurance operation, a 64.4% ($185.1 million) increase in the International operation, a 46.0% ($228.8 million) increase in the U.S. Reinsurance operation and a 23.7% ($88.2 million) increase in the Specialty Underwriting operation. All of these changes reflect period to period variability in gross written and ceded premiums and business mix, together with normal variability in earnings patterns. Business mix changes occur not only as the Company shifts emphasis between products, lines of business, distribution channels and markets but also as individual contracts renew or non-renew, almost always with changes in coverage, structure, prices and/or terms, and as new contracts are accepted with coverages, structures, prices and/or terms different from those of expiring contracts. As premium reporting and earnings and loss and commission characteristics derive from the provisions of individual contracts, the continuous turnover of individual contracts, arising from both strategic shifts and day to day underwriting, can and does introduce appreciable background variability in various underwriting line items.

EXPENSES. Incurred loss and loss adjustment expenses ("LAE") increased by 34.7% to $1,629.4 million in 2002 from $1,209.5 million in 2001. The increase in incurred losses and LAE was principally attributable to the increase in net premiums earned and modest reserve strengthening in select areas, most notably in directors and officers liability, surety and workers' compensation lines, and with respect to asbestos exposures, partially offset by lower catastrophe losses and improvements in rates, terms and conditions in many classes of business, as well as the impact of changes in the Company's mix of business. Incurred losses and LAE include catastrophe losses, which reflect the impact both of current period events and favorable and unfavorable development on prior period events and are net of reinsurance. A catastrophe is an event that causes a pre-tax loss on property exposures of at least $5.0 million and has an event date of January 1, 1988 or later. Catastrophe losses, net of contract specific cessions but before cessions under the corporate retrocessional program, were $30.2 million in 2002, principally relating to European flood losses and Hurricanes Isidore and Kenna, compared to net catastrophe losses of $222.6 million in 2001, which was principally related to the September 11 attacks. Incurred losses and LAE in 2002 reflected ceded losses and LAE of $287.7 million compared to ceded losses and LAE in 2001 of $486.3 million. The ceded losses and LAE in 2002 included $11.0 million and $90.0 million of losses ceded under the 2001 and 2000 accident year aggregate excess of loss components of the Company's corporate retrocessional program, respectively. The ceded losses and LAE in 2001 included $164.0 million and $105.0 million of losses ceded under the 2001 and 1999 accident year aggregate excess of loss components of the Company's corporate retrocessional program, respectively, with the 2001 accident year cessions relating principally to losses incurred as the result of the September 11 attacks.

Contributing to the increase in incurred losses and LAE in 2002 from 2001 were a 242.3% ($36.7 million) increase in the Bermuda operation, principally reflecting reserve strengthening with respect to Mt. McKinley asbestos exposures and increased premium volume, a 104.9% ($221.6 million) increase in the U.S. Insurance operation, principally reflecting increased premium volume coupled with changes in this segment's specific reinsurance programs, a 45.8% ($92.8 million) increase in the International operation, principally reflecting increased premium volume and a 19.2% ($86.3 million) increase in the U.S. Reinsurance operation, principally due to increased premium volume, partially offset by decreased catastrophe losses. These increases were partially offset by a 5.3% ($17.5 million) decrease in the Specialty Underwriting operation, principally attributable to decreased catastrophe losses. Incurred losses and LAE for each operation were also impacted by variability relating to changes in the level of premium volume and mix of business by class and type.

The Company's loss and LAE ratio ("loss ratio"), which is calculated by dividing incurred losses and LAE by premiums earned, decreased by 10.7 percentage points to 71.7% in 2002 from 82.4% in 2001, reflecting the earned premium and incurred losses and LAE discussed above. The following table shows the loss ratios for each of the Company's operating segments for 2002 and 2001. The loss ratios for all operations were impacted by the expense factors noted above as well as by the impact on ceded premiums of the adjustment premiums under the Company's corporate retrocessional program.

                          OPERATING SEGMENT LOSS RATIOS
--------------------------------------------------------------------------------
Segment                                          2002                       2001
--------------------------------------------------------------------------------
U.S. Reinsurance                                 73.8%                      90.4%
U.S. Insurance                                   75.5%                      71.8%
Specialty Underwriting                           68.1%                      89.0%
International                                    62.5%                      70.5%
Bermuda                                          124.2%                     92.3%

Underwriting expenses increased by 36.4% to $621.7 million in 2002 from $455.7 million in 2001. Commission, brokerage, taxes and fees increased by $155.0 million, principally reflecting increases in premium volume and changes in the mix of business. Other underwriting expenses increased by $11.0 million as the Company expanded its operations to support its increased business volume. Contributing to the underwriting expense increase were a 95.6% ($4.0 million) increase in the Bermuda operation, a 79.7% ($65.9 million) increase in the U.S. Insurance operation, a 31.9% ($29.8 million) increase in the International operation, a 27.0% ($29.1 million) increase in the Specialty operation and a 22.8% ($37.4 million) increase in the U.S. Reinsurance operation. The changes for each operation's expenses principally resulted from changes in commission expenses related to changes in premium volume and business mix by class and type and, in some cases, the underwriting performance of the underlying business. The Company's expense ratio, which is calculated by dividing underwriting expenses by premiums earned, decreased by 3.8 percentage points to 27.3% in 2002 compared to 31.1% in 2001.

The Company's combined ratio, which is the sum of the loss and expense ratios, decreased by 14.5 percentage points to 99.0% in 2002 compared to 113.5% in 2001.

The following table shows the combined ratios for each of the Company's operating segments for 2002 and 2001. The combined ratios for all operations were impacted by the loss and expense ratio variability noted above as well as by the impact on ceded premiums of the adjustment premiums under the Company's corporate retrocessional program.

                        OPERATING SEGMENT COMBINED RATIOS
--------------------------------------------------------------------------------
Segment                                            2002                    2001
--------------------------------------------------------------------------------
U.S. Reinsurance                                   101.5%                  123.3%
U.S. Insurance                                     101.5%                   99.9%
Specialty Underwriting                              97.9%                  118.0%
International                                       88.6%                  103.0%
Bermuda                                            143.8%                  117.9%

INVESTMENTS. Net investment income increased by 3.0% to $350.6 million in 2002 from $340.4 million in 2001, principally reflecting the effect of investing the $736.1 million of cash flow from operations in 2002, $346.3 million of net proceeds from the offering of common shares in February 2002 and $203.4 million of net proceeds from Everest Re Capital Trust's ("Capital Trust") issuance of trust preferred securities in November 2002, partially offset by the lower interest rate environment. The following table shows a comparison of various investment yields as of December 31, 2002 and 2001, respectively, and for the periods then ended.

                                                              2002          2001
                                                              ------------------
Imbedded pre-tax yield of cash and invested
 assets at end of period                                       5.3%          6.0%
Imbedded after-tax yield of cash and invested
 assets at end of period                                       4.6%          5.0%
Annualized pre-tax yield on average cash and
 invested assets                                               5.6%          6.2%
Annualized after-tax yield on average cash and
 invested assets                                               4.6%          5.0%

Net realized capital losses were $50.0 million in 2002, reflecting realized capital losses on the Company's investments of $142.8 million, which includes $101.3 million relating to write-downs in the value of securities deemed to be impaired on an other than temporary basis, of which $33.0 million were for WorldCom, partially offset by $92.8 million of realized capital gains, compared to net realized capital losses of $22.3 million in 2001. The net realized capital losses in 2001 reflected realized capital losses of $55.1 million, which included $22.6 million relating to write-downs in the value of securities deemed to be impaired on an other than temporary basis, which were partially offset by $32.8 million of realized capital gains.

Interest expense was $42.4 million for 2002 compared to $46.0 million for 2001. Interest expense for 2002 reflects $38.9 million relating to Holdings' senior notes and $3.5 million relating to Holdings' borrowing under its revolving credit facility. Interest expense for 2001 reflects $38.9 million relating to Holdings' senior notes and $7.1 million relating to Holdings' borrowing under its revolving credit facility. In addition, 2002 includes incurred expense of $2.1 million for distributions on Capital Trust's trust preferred securities.

Other expense was $2.1 million in 2002 compared to other income of $28.2 million in 2001. Significant contributors to other expense in 2002 were foreign exchange losses, normal provision for uncollectible audit premium in the U.S. Insurance operation and the amortization of deferred expenses relating to Holdings' issuance of senior notes and Capital Trust's issuance of trust preferred securities, partially offset by fee income. Other income for 2001 includes $25.9 million arising from a non-recurring receipt of shares in connection with the demutualization of a former insurance company client that had issued annuities to the Company in connection with certain claim settlement transactions. In addition, other income for 2001 includes foreign exchange gains as well as fee income, offset by the amortization of deferred expenses relating to Holdings' issuance of senior notes.

The  Company  has a small  number of credit  default  swaps,  which it no longer writes, and specialized equity put options in its product portfolio. These products meet the definition of a derivative under Financial Accounting
Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). Net derivative expense from these derivative transactions in 2002, essentially reflecting changes in fair value, was $14.5 million, principally relating to the specialized equity put options, compared to $12.2 million in 2001, principally relating to the credit default swaps. Net after tax exposure remaining on the credit default agreements is $3.1 million. See also Footnote 2 to Notes to the Consolidated Financial Statements.

INCOME TAXES. The Company generated income tax expense of $30.7 million in 2002 compared to income tax benefits of $8.7 million in 2001. The tax expense in 2002 was mainly attributable to improved underwriting and investment results. The tax benefit in 2001 primarily resulted from the impact of losses relating to the
September 11 attacks, the Enron bankruptcy and realized capital losses recognized in 2001, which reduced taxable income, partially offset by taxable income relating to the non-recurring receipt of shares in connection with a former client's demutualization.

NET INCOME. Net income was $231.3 million in 2002 compared to $99.0 million in 2001. This increase generally reflects the improved underwriting and investment results, partially offset by increased tax expense, realized capital losses, derivative expense and a reduction in other income.

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

Net premiums written increased by 28.0% to $1,560.1 million in 2001 from $1,218.9 million in 2000. This increase was a result of the increase in gross premiums written and the increase in ceded premiums.

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

EXPENSES. Incurred loss and LAE increased by 36.7% to $1,209.5 million in 2001 from $884.6 million in 2000. The increase in incurred losses and LAE was principally attributable to an increase in business volume as reflected by the increase in net premiums earned, the impact of incurred losses relating to the September 11 attacks and the Enron bankruptcy and modest reserve strengthening in select areas, together with the impact of changes in the Company's mix of business. The Enron bankruptcy contributed $34.0 million of unusual losses in 2001 before cessions under the corporate retrocessional program. Incurred losses and LAE include catastrophe losses, which reflect the impact of both current period events and favorable and unfavorable development on prior period events and are net of reinsurance. A catastrophe is an event that causes a pre-tax loss on property exposures of at least $5.0 million and has an event date of January 1, 1988 or later. Catastrophe losses, net of contract specific cessions but before cessions under the corporate retrocessional program in 2001, were $222.6 million, relating principally to the September 11 attacks, tropical storm Alison, the Petrobras Oil Rig loss and the El Salvador earthquake, compared to $13.9 million in 2000. Incurred losses and LAE in 2001 reflected ceded losses and LAE of $486.3 million compared to ceded losses and LAE in 2000 of $161.6 million, with the increase principally attributable to cessions relating to the September 11 attack losses and the Enron bankruptcy, together with the increased cessions under specific reinsurance arrangements in the U.S. Insurance operation. The ceded losses and LAE for 2001 reflect $164.0 million of losses ceded under the 2001 accident year aggregate excess of loss component of the Company's corporate retrocessional program. The ceded losses and LAE for 2001 and 2000 reflect $105.0 million and $70.0 million, respectively, of losses ceded under the 1999 accident year aggregate excess of loss component of the Company's corporate retrocessional program, with the amounts in both periods reflecting reserve strengthening in select lines, including with respect to 1999 accident year catastrophes.

Contributing to the increase in incurred losses and LAE in 2001 from 2000 were a 200.7% ($141.0 million) increase in the U.S. Insurance operation, principally reflecting increased premium volume, a 137.5% ($8.8 million) increase in the Bermuda operation, principally reflecting increased premium volume, a 41.5%
($131.9 million) increase in the U.S. Reinsurance operation, principally reflecting losses in connection with the September 11 attacks and tropical storm Alison and a 30.1% ($76.5 million) increase in the Specialty Underwriting operation, principally attributable to increased premium volume in A&H medical stop loss business together with marine, aviation and surety losses relating to the September 11 attacks, the Enron bankruptcy and the Petrobras Oil Rig loss. These increases were partially offset by a 14.1% ($33.3 million) decrease in the International operation, principally due to more favorable loss experience. Incurred losses and LAE for each operation were also impacted by variability relating to changes in the level of premium volume and mix of business by class and type.

The Company's loss and LAE ratio ("loss ratio"), which is calculated by dividing incurred losses and LAE by premiums earned, increased by 7.1 percentage points to 82.4% in 2001 from 75.3% in 2000, reflecting the incurred losses and LAE discussed above. The following table shows the loss ratios for each of the Company's operating segments for 2001 and 2000. The loss ratios for all operations were impacted by the expense factors noted above as well as by the impact on ceded premiums of the adjustment premiums under the Company's corporate retrocessional program.

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

Underwriting expenses increased by 40.6% to $455.7 million in 2001 from $324.1 million in 2000. Commission, brokerage, taxes and fees increased by $124.4 million, principally reflecting increases in premium volume and changes in the mix of business. In addition, in 2000, the Company's reassessment of the expected losses on a multi-year reinsurance treaty led to a $33.8 million decrease in contingent commissions with a corresponding increase to losses. Other underwriting expenses increased by $7.3 million as the Company expanded its business volume and operations. Contributing to the underwriting expense increase were a 122.7% ($45.6 million) increase in the U.S. Insurance operation, mainly relating to the increased premium volume, a 70.8% ($68.0 million) increase in the U.S. Reinsurance operation, which included the impact of the contingent commission adjustment noted above, and a 22.5% ($19.8 million) increase in the Specialty operation. These increases were partially offset by a 29.0% ($1.7 million) decrease in the Bermuda operation and a 1.5% ($1.4 million) decrease in the International operation. Except as noted, the changes for each operation's expenses principally resulted from changes in commission expenses related to changes in premium volume and business mix by class and type and, in some cases, the underwriting performance of the underlying business. The Company's expense ratio, which is calculated by dividing underwriting expenses by premiums earned, increased by 3.5 percentage points to 31.1% in 2001 compared to 27.6% in 2000.

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

                                                             2001           2000
                                                             -------------------
Imbedded pre-tax yield of cash and invested
 assets at end of period                                      6.0%           6.7%
Imbedded after-tax yield of cash and invested
 assets at end of period                                      5.0%           5.4%
Annualized pre-tax yield on average cash and
 invested assets                                              6.2%           6.3%
Annualized after-tax yield on average cash and
 invested assets                                              5.0%           5.0%

Net realized capital losses were $22.3 million in 2001, reflecting realized capital losses on the Company's investments of $55.1 million, which includes $22.6 million relating to write-downs in the value of securities deemed to be impaired on an other than temporary basis, partially offset by $32.8 million of realized capital gains, compared to realized capital gains of $0.8 million in 2000. The net realized capital gains in 2000 reflected realized capital gains of $30.9 million, which were partially offset by $30.1 million of realized capital losses. The net realized capital losses for 2001 allowed the Company to recapture taxes paid on net realized capital gains in prior periods. The realized capital gains in 2001 and 2000 arose mainly from activity in the Company's equity portfolio. The realized capital losses in 2001 and 2000 arose mainly from activity in the Company's fixed maturity portfolios.

Interest expense was $46.0 million for 2001 compared to $39.4 million in 2000. Interest expense for 2001 reflects $38.9 million relating to Holdings' senior notes and $7.1 million relating to Holdings' borrowing under its revolving credit facility. Interest expense for 2000 reflects $30.9 million relating to Holdings' senior notes and $8.5 million relating to Holdings' borrowing under its revolving credit facility.

Other income was $28.2 million in 2001 compared to $3.3 million in 2000. Other income for 2001 includes $25.9 million arising from a non-recurring receipt of shares in connection with the demutualization of a former insurance company client that had issued annuities to the Company in connection with certain claim settlement transactions. In addition, other income for 2001 includes foreign exchange gains as well as financing fees from Everest Security, offset by the amortization of deferred expenses relating to Holdings' issuance of senior notes. Significant contributors to other income for 2000 were foreign exchange gains as well as financing fees from Everest Security, partially offset by net derivative expense and the amortization of deferred expenses relating to Holdings' issuance of senior notes. The foreign exchange gains and losses are attributable to fluctuations in foreign currency exchange rates.

During 2000 and 2001, the Company added to its product portfolio a small number of credit default swaps, which it no longer writes, and specialized equity put options. These products meet the definition of a derivative under FAS 133. Net derivative expense from these transactions in 2001 was $12.2 million.

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

CRITICAL ACCOUNTING POLICIES
LOSS AND LAE RESERVES. The Company's most critical accounting policy is the determination of its loss and LAE reserves. The Company maintains reserves to cover its estimated ultimate liability for losses and LAE with respect to reported and unreported claims. Because reserves are estimates of ultimate losses and LAE, management monitors reserve adequacy over time, evaluating new information as it becomes known and adjusting reserves as necessary. Management considers many factors when setting reserves, including: (1) its exposure base, generally its earned premiums; (2) its expected loss ratios on current year writings as determined through extensive interaction between its underwriters and actuaries by product and class categories (3) internal actuarial methodologies which analyze the Company's experience with similar cases, information from ceding companies and historical trends, such as reserving patterns, loss payments, pending levels of unpaid claims and product mix; (4) current legal interpretations of coverage and liability; (5) economic conditions; and (6) the uncertainties discussed below regarding reserve requirements for asbestos and environmental claims. Based on these considerations, management believes that adequate provision has been made for the Company's loss and LAE reserves. Actual losses and LAE ultimately paid may deviate, perhaps substantially, from such reserves, impacting income in the period in which the change is made. See also Footnote 1 to Notes to the Consolidated Financial Statements.

ASBESTOS AND ENVIRONMENTAL EXPOSURES. The Company continues to receive claims under expired contracts which assert alleged injuries and/or damages relating to or resulting from environmental pollution and hazardous substances, including asbestos. The Company's asbestos claims typically involve potential liability for bodily injury from exposure to asbestos or for property damage resulting from asbestos or products containing asbestos. The Company's environmental claims typically involve potential liability for (a) the mitigation or remediation of environmental contamination or (b) bodily injury or property damage caused by the release of hazardous substances into the land, air or water.

The Company's reserves include an estimate of the Company's ultimate liability for asbestos and environmental ("A&E") claims for which ultimate value cannot be estimated using traditional reserving techniques. There are significant uncertainties in estimating the amount of the Company's potential losses from A&E claims. Among the complications are: (a) potentially long waiting periods between exposure and manifestation of any bodily injury or property damage; (b) difficulty in identifying sources of A&E contamination; (c) difficulty in properly allocating responsibility and/or liability for A&E damage; (d) changes in underlying laws and judicial interpretation of those laws; (e) potential for an A&E claim to involve many insurance providers over many policy periods; (f) long reporting delays, both from insureds to insurance companies and ceding companies to reinsurers; (g) historical data on A&E losses, which is more limited and variable than historical information on other types of casualty claims; (h) questions concerning interpretation and application of insurance and reinsurance coverage; and (i) uncertainty regarding the number and identity of insureds with potential A&E exposure.

With respect to asbestos claims in particular, several additional factors have emerged recently that further compound the difficulty in estimating the Company's liability. These developments include: (a) continued growth in the number of claims filed, in part reflecting a much more aggressive plaintiff bar;
(b) a disproportionate percentage of claims filed by individuals with no functional injury from asbestos, claims with little to no financial value but that have increasingly been considered in jury verdicts and settlements; (c) the growth in the number and significance of bankruptcy filings by companies as a result of asbestos claims; (d) the growth in claim filings against defendants formerly regarded as "peripheral"; (e) the concentration of claims in a small number of states that favor plaintiffs; (f) the growth in the number of claims that might impact the general liability portion of insurance policies rather than the product liability portion; (g) responses in which specific courts have adopted measures to ameliorate the worst procedural abuses; and (h) the potential that the U. S. Congress or state legislatures may consider legislation to address the asbestos litigation issue.

These uncertainties and factors continue to render reserves for A&E losses significantly less subject to traditional actuarial analysis than are reserves for other types of losses. As a result, management believes that no meaningful range for such ultimate losses can be established. The Company establishes reserves to the extent that, in the judgment of management, the facts and prevailing law reflect an exposure for the Company or its ceding companies. In connection with the acquisition of Mt. McKinley, which has significant exposure to A&E claims, Prupac, a subsidiary of The Prudential, provided reinsurance to Mt. McKinley covering 80% ($160.0 million) of the first $200.0 million of any adverse development of Mt. McKinley's reserves as of September 19, 2000. In addition, The Prudential guaranteed Prupac's obligations to Mt. McKinley. Through December 31, 2002, cessions under this reinsurance agreement have reduced the available remaining limits to $81.1 million net of coinsurance. Due to the uncertainties discussed above, the ultimate losses may vary materially from current loss reserves and, depending on coverage under the Company's various reinsurance arrangements, could have a material adverse effect on the Company's future financial condition, results of operations and cash flows. See also Footnote 1 and 3 to Notes to the Consolidated Financial Statements.

REINSURANCE RECEIVABLE. The Company utilizes reinsurance agreements to reduce its exposure to large claims and catastrophic loss occurrences. These agreements provide for recovery from reinsurers of a portion of losses and loss expenses under certain circumstances without relieving the insurer of its obligation to the policyholder. In the event reinsurers were unable to meet their obligations under these reinsurance agreements, the Company would not be able to realize the full value of the reinsurance recoverable balance. In some cases, the Company may hold partial collateral, including letters of credit and funds held arrangements, for these agreements. The Company establishes reserves for uncollectible balances based on management's assessment of the collectibility of the outstanding balances. To minimize exposure from uncollectible reinsurance receivables, the Company has a reinsurance credit security committee that generally evaluates the financial strength of a reinsurer prior to entering into a reinsurance arrangement. Additionally, creditworthy foreign reinsurers of business written in the United States are generally required to secure their obligations. Management believes that adequate provision has been made for the Company's uncollectible balances. Actual uncollectible amounts may vary, perhaps substantially, from such reserves, impacting income in the period in which the change is made. See also Footnote 1 to Notes to the Consolidated Financial Statements.

PREMIUMS WRITTEN AND EARNED. Premiums written by the Company are earned ratably over the periods of the related insurance and reinsurance contracts or policies. Unearned premium reserves are established to cover the remainder of the unexpired contract period. Such reserves are established based upon reports received from ceding companies or computed using pro rata methods based on statistical data. Written and earned premiums, and the related costs, which have not yet been reported to the Company are estimated and accrued. As earned premium generally correlates with the Company's estimate of its exposure base, variations in premium earnings are to a large degree offset by related variability in incurred losses and commission expense. See also Footnote 1 to Notes to the Consolidated Financial Statements.

INVESTMENT VALUATION. The Company's investment portfolio consists of investments available for sale and accordingly these securities are marked to market on a quarterly basis. Most securities are traded on national exchanges where market values are readily available. The Company holds some privately placed securities that are either valued by an investment advisor or by the Company using cash flow projections. Unrealized gains and losses from market fluctuations are reflected as comprehensive income, while market value declines that are considered other than temporary are reflected in the income statement as realized capital losses. The Company considerers many factors when determining whether a market value decline is other than temporary, including: (1) the length of time the market value has been below book value, (2) the credit strength of the issuer, (3) the issuer's market sector and (4) the length of time to maturity. Due to the uncertainty of these factors, investment losses may arise and could have a material adverse effect on the Company's future financial condition, results of operations and cash flows. See also Footnote 1 to Notes to the Consolidated Financial Statements.

FINANCIAL  CONDITION
CASH AND INVESTED ASSETS. Aggregate invested assets, including cash and short-term investments, were $7,259.1 million at December 31, 2002, $5,783.5 million at December 31, 2001 and $5,493.0 million at December 31, 2000. The increase in cash and invested assets from 2001 to 2002 resulted primarily from $736.1 million in cash flows from operations generated in 2002, $346.3 million of net proceeds from the offering of common shares in February 2002, $203.4 million of net proceeds from Capital Trust's issuance of trust preferred securities in November 2002 and $135.9 million in net unrealized appreciation of the Company's investments. These increases were partially offset by $35.0 million in net payments on Holdings' credit facility and $22.9 million in share repurchases. The increase in cash and invested assets from 2000 to 2001 resulted primarily from $406.0 million in cash flows from operations generated in 2001 and $57.3 million in net unrealized appreciation of the Company's investments. These increases were partially offset by $130.0 million in net payments on Holdings' credit facility.

LOSS AND LAE RESERVES. Gross loss and LAE reserves totaled $4,905.6 million at December 31, 2002, $4,278.3 million at December 31, 2001 and $3,786.2 million at December 31, 2000. The increase in 2002 was primarily attributable to increased premiums earned, modest reserve strengthening in select areas and normal variability in claim settlements. The increase in 2001 was primarily attributable to increased catastrophe losses resulting from the September 11 attacks, together with increased earned premiums and normal variability in claim settlements. Reinsurance receivables totaled $1,116.4 million at December 31, 2002, $895.1 million at December 31, 2001 and $509.0 million at December 31, 2000, with the changes in 2002 principally reflecting losses ceded under the accident year aggregate excess of loss element of the Company's corporate retrocessional program and losses ceded as part of a reinsurance agreement between Mt. McKinley and Prupac. At December 31, 2002, $440.0 million, or 39.4%, was receivable from subsidiaries of London Reinsurance Group ("London Life"). These receivables are effectively secured by a combination of letters of credit and funds held arrangements under which the Company has retained the premium payments due the retrocessionaires, recognized liabilities for such amounts and reduced such liabilities as payments are due from the retrocessionaire. In addition, $145.0 million, or 13.0%, was receivable from Continental Insurance Company ("Continental), which is partially secured by funds held arrangements, and $78.9 million or 7.1%, was receivable from Prupac, whose obligations are guaranteed by The Prudential. No other retrocessionaire accounted for more than 5% of the Company's receivables.

The Company generally has exposure to A&E losses through its Mt. McKinley operation with respect to insurance policies and through Everest Re with respect to reinsurance contracts. In each case, the Company's management and analysis of its exposures takes into account a number of features of its business that differentiate the Company's exposures from many other insurers and reinsurers that have significant A&E exposures.

Mt. McKinley began writing small amounts of A&E exposed insurance in 1975 and increased the volume of its writings in 1977. These writings ceased in 1984, giving Mt. McKinley an approximate 10-year window of potential A&E exposure, which is appreciably shorter than is the case for many companies with significant A&E exposure. Additionally, due to changes in and standardization of policy forms, it is rare for policies in the 1970s and 1980s to have been issued without aggregate limits on at least the product liability coverage offered; policies issued in earlier decades are generally more at risk of not having aggregate limits.

The vast majority of Mt. McKinley's A&E exposed insurance policies are excess casualty policies, with aggregate coverage limits, which by definition also have protection afforded by underlying coverage. Mt. McKinley's attachment points vary but usually are protected by millions, often tens of millions, of dollars of underlying coverage. The excess nature of most of Mt. McKinley's policies also offers protection against non-product claims (for example, claims arising under general liability coverage). Although under some circumstances an excess policy could be exposed to non-product claims, such claims generally pose more of a risk to primary policies because non-product claims are generally less likely to aggregate. In addition, environmental claims arise under general liability coverage, and generally do not aggregate. Thus, these claims tend to create exposure for primary policies to a greater extent than excess policies.

Virtually all of the Mt. McKinley policies that are still potentially exposed to claims have policy language providing that expenses were paid within limits rather than in addition to limits. This is a substantial difference from primary coverage, which would most often cover expenses in addition to limits.

Everest Re was formed in 1973 but was not fully engaged in underwriting casualty business under which A&E exposures generally arise until 1974, and it effectively eliminated A&E exposures through contract exclusions effected in 1984. Therefore, Everest Re has an approximate 11-year window of A&E exposure, much shorter than that of many reinsurance companies that have significant A&E exposures. In the earlier years of its existence, Everest Re was not as heavily involved in casualty business as in property business, which generally is not exposed to asbestos claims. Everest Re generally took smaller lines of exposure per contract than many other reinsurers operating in the casualty reinsurance market and those lines were generally also smaller than the excess limits provided by Mt. McKinley policies. This means that the potential adverse development on Everest Re's reinsurance business would not be subject to the same level of volatility as would be the case for companies having greater exposures per risk. Everest Re reinsured both primary and excess policies.
However, its claim experience to date indicates that the majority of its reinsurance supported excess policies. As a result, most of Everest Re's exposure derives from excess policies similar to those written by Mt. McKinley.

With respect to both the Mt. McKinley and Everest Re operations, the Company was not a member of the Asbestos Claims Facility ("Wellington") or the Center for Claims Resolution ("CCR") claim settlement facilities. Insurers supporting those facilities made broad commitments concerning the application of insurance coverage to asbestos claims. With respect to its direct insurance exposures, the fact that the Company has not made those commitments may allow it to resolve insurance exposure to Wellington/CCR insureds more economically than if it had joined these facilities. With respect to its reinsurance exposures, although the Company was not a signatory to the Wellington or CCR facilities, it has, within the bounds of its reinsurance contracts, generally supported ceding companies that were signatories. Because the insurers supporting these facilities have generally paid their exposures more quickly than non-signatory insurers, the Company believes that this has generally meant that it has paid its reinsurance exposure more quickly than it likely would have if it had not been subject to Wellington/CCR payments.

The Company believes that its A&E exposures are unique and differentiated from those insurers and reinsurers with appreciable A&E exposure by the points noted above, but there can be no assurance that such factors will protect the Company from adverse development, perhaps material, or allow it to secure advantages in the settlement of its claims obligations.

Additional losses, including those relating to currently unrecognized latent injuries, the type or magnitude of which cannot be foreseen by the Company, or the reinsurance and insurance industry generally, may emerge in the future. Such future emergence, to the extent not covered by existing retrocessional contracts, could have material adverse effects on the Company's future financial condition, results of operations and cash flows.

The table below summarizes the Company's overall reserves and claim activity for asbestos and environmental claims, on both a gross and net of ceded reinsurance basis, for the periods indicated:

                                                    ASBESTOS AND ENVIRONMENTAL RESERVES
                                                           YEARS ENDED DECEMBER 31,
                                                  -----------------------------------------
                                                   2002             2001             2000
                                                  -------          -------          -------
                                                         (DOLLARS IN MILLIONS)
Gross Basis:
Beginning of period reserves                      $ 644.4          $ 693.7          $ 614.2
                                                  -------          -------          -------
Incurred losses and LAE:
Reported losses                                     180.9            100.5            (51.1)
Change in IBNR                                      (85.9)           (70.8)            45.3
                                                  -------          -------          -------
Total incurred losses and LAE                        95.0             29.7             (5.8)
Paid losses                                         (71.5)           (79.0)            85.3
                                                  -------          -------          -------
End of period reserves                            $ 667.9          $ 644.4          $ 693.7
                                                  =======          =======          =======

Net Basis:
Beginning of period reserves                      $ 568.6          $ 628.5          $ 365.1
                                                  -------          -------          -------
Incurred losses and LAE:
Reported losses  (1)                                102.7             67.7           (173.0)
Change in IBNR                                      (79.2)           (62.5)           167.2
                                                  -------          -------          -------
Total incurred losses and LAE                        23.5              5.2             (5.8)
Paid losses  (1)                                    (64.6)           (65.1)           269.2
                                                  -------          -------          -------
End of period reserves                            $ 527.5          $ 568.6          $ 628.5
                                                  =======          =======          =======

--------------------------------------------------------------------------------
1) Reported losses and paid losses for 2000 are net of ($311.3) million and $311.3 million, respectively, reflecting the establishment of Mt. McKinley's reserves at the acquisition date. Net paid losses, excluding the impact of the Mt. McKinley acquisition transaction, were ($42.3) million.

The gross reserves for asbestos and environmental exposures increased in 2002, principally due to an increase in management's estimate of the ultimate asbestos and environmental exposures, the effect of which was partially offset by paid losses. The net reserves for asbestos and environmental exposures decreased in 2002, principally due to an increase in losses ceded as part of a reinsurance agreement between Mt. McKinley and Prupac, the effect of which was partially offset by paid losses. The gross and net reserves for asbestos and environmental exposures in 2000 include Holdings' acquisition of Mt. McKinley.

Industry analysts have developed a measurement, known as the survival ratio, to compare the asbestos and environmental reserves among companies with such liabilities. The survival ratio is typically calculated by dividing a company's current reserves by the three-year average of paid losses, and therefore measures the number of years that it would take to exhaust the current reserves based on historical payment patterns. Using this measurement, the Company's net three-year asbestos and environmental survival ratio was 9.2 years at December 31, 2002. Adjusting these ratios to include the effect of the remaining limits of reinsurance available under the reinsurance agreement with Prupac, the measures rise to the equivalent of 10.6 years at December 31, 2002. Because the survival ratio was developed as a comparative measure of reserve strength and not of absolute reserve adequacy, the Company considers, but does not rely on, the survival ratio when evaluating its reserves.

As noted earlier, there were developments in 2002 affecting asbestos exposures in general and the Company's asbestos exposures in particular. These developments together with enhancements in the Company's claim management and analytical processes resulted in the reserve strengthening noted earlier. These developments and actions have increased the emphasis on asbestos exposures as a separate component of the Company's A&E exposures. Despite the Company's approach of handling A&E exposures on a combined basis, management believes additional disclosure of the asbestos element of its A&E exposures is appropriate.

The following tables summarize reserves and claim activity for asbestos claims, on both a gross and net of ceded reinsurance basis, for the periods indicated with particular emphasis on the differentiation of insured categories within the Mt. McKinley operation, which the Company believes reflects the most volatile element of its asbestos exposures.

                                                  GROSS ASBESTOS EXPOSURES (1)
                                                   (DOLLARS IN MILLIONS)
                                              --------------------------------
                                               2002         2001         2000
                                              ------       ------       ------
Beginning of period reserves:
 Direct Operations (Mt. McKinley)
  Coverage in place ("CIP") settlements (2)   $ 43.5       $ 32.1       $ 12.0
  Actively managed  (3)                         32.2          5.6            -
  Remaining high profile insureds               41.2         34.6         10.8
  Other direct exposures                         2.5         11.4         10.6
  Incurred by not reported ("IBNR")            100.6        133.0         90.0
                                              ------       ------       ------
                                               220.0        216.6        123.4
 Reinsurance Operations (Everest Re)
  Case reserves                                120.5        117.7        140.0
  IBNR                                         117.3        154.1        176.5
                                              ------       ------       ------
                                               237.7        271.8        316.5

Total beginning of period reserves             457.7        488.4        439.8
                                              ------       ------       ------

Incurred losses and LAE:
 Direct Operations (Mt. McKinley)
  CIP settlements                               32.8         16.1         26.6
  Actively managed                              (0.3)        36.1         10.5
  Remaining high profile insureds              108.2          7.2         24.0
  Other direct exposures                         3.2          2.7       (104.3)
  IBNR                                          (8.9)       (32.3)        43.0
                                              ------       ------       ------
                                               135.0         29.7         (0.2)
Reinsurance Operations (Everest Re)
 Reported Losses                                29.0         36.9         20.5
 IBNR                                          (29.0)       (36.9)       (22.3)
                                              ------       ------       ------
                                                   -            -         (1.9)

 Total incurred losses and LAE                 135.0         29.7         (2.1)
                                              ------       ------       ------

Paid losses:

 Direct Operations (Mt. McKinley)
  CIP settlements                                4.2          4.7          6.6
  Actively managed                              25.3          9.5          4.9
  Remaining high profile insureds                1.7          0.5          0.2
  Other direct exposures (4)                     4.0         11.6       (105.1)
                                              ------       ------       ------
                                                35.2         26.3        (93.5)

 Reinsurance Operations (Everest Re)            16.1         34.1         42.8

 Total paid losses                              51.3         60.4        (50.7)
                                              ------       ------       ------

End of period reserves:
 Direct Operations (Mt. McKinley)
  CIP settlements                               72.1         43.5         32.1
  Actively managed                               6.6         32.2          5.6
  Remaining high profile insureds              147.7         41.2         34.6
  Other direct exposures                         1.7          2.5         11.4
  IBNR                                          91.7        100.6        133.0
                                              ------       ------       ------
                                               319.8        220.0        216.6
 Reinsurance Operations (Everest Re)
  Case reserves                                133.3        120.5        117.7
  IBNR                                          88.2        117.3        154.1
                                              ------       ------       ------
                                               221.6        237.7        271.8

 Total end of period reserves                 $541.4       $457.7       $488.4
                                              ======       ======       ======

(1)  Some totals may not reconcile due to rounding.
(2) Under CIP agreements, payments depend upon the insured's actual claims experience and may be subject to annual caps or other controls on the rate of payment.
(3) Actively Managed means that Mt. McKinley is managing the defense of claims against the insured.
(4) Includes ($114.8) million of paid loss impact arising from the Mt. McKinley acquisition in 2000.

                                              NET ASBESTOS EXPOSURES (1)
                                                 (DOLLARS IN MILLIONS)
                                          ------------------------------------
                                           2002          2001           2000
                                          -------       -------        -------
Beginning of period reserves:
 Direct Operations (Mt. McKinley)
  CIP settlements (2)                     $  39.4       $  28.2        $     -
  Actively managed  (3)                      28.5           4.9              -
  Remaining high profile insureds            36.8          30.5              -
  Losses Ceded to Prupac                    (19.6)            -              -
  Other direct exposures                      1.8          10.3              -
  IBNR                                       94.5         120.4            7.1
                                          -------       -------        -------
                                            181.5         194.3            7.1

 Reinsurance Operations (Everest Re)
  Case reserves                             110.7         106.9          109.8
  IBNR                                       97.3         131.5          133.2
                                          -------       -------        -------
                                            207.9         238.5          243.1

 Total beginning of period reserves         389.4         432.8          250.2
                                          -------       -------        -------

Incurred losses and LAE:
 Direct Operations (Mt. McKinley)
  CIP settlements                            29.8          15.4           29.7
  Actively managed                            1.1          30.9            5.9
  Remaining high profile insureds            97.5           6.8           30.6
  Losses Ceded to Prupac                    (61.1)        (19.6)             -
  Other direct exposures                      2.8          (2.6)        (185.6)
  IBNR                                       (9.7)        (25.9)         113.3
                                          -------       -------        -------
                                             60.4           5.0           (6.2)
 Reinsurance Operations (Everest Re)
  Reported Losses                            27.0          34.3            5.8
  IBNR                                      (27.1)        (34.3)          (1.7)
                                          -------       -------        -------
                                             (0.1)            -            4.1

 Total incurred losses and LAE               60.3           5.0           (2.0)
                                          -------       -------        -------

Paid losses:
 Direct Operations (Mt. McKinley)
  CIP settlements                             3.8           4.2            1.4
  Actively managed                           23.7           7.2            1.0
  Remaining high profile insureds             1.5           0.5            0.2
  Other direct exposures (4)                  3.1           5.9         (196.0)
                                          -------       -------        -------
                                             32.1          17.9         (193.3)

 Reinsurance Operations (Everest Re)         14.2          30.5            8.7

 Total paid losses                           46.3          48.4         (184.6)
                                          -------       -------        -------

End of period reserves:
 Direct Operations (Mt. McKinley)
  CIP settlements                            65.4          39.4           28.2
  Actively managed                            5.9          28.5            4.9
  Remaining high profile insureds           132.8          36.8           30.5
  Losses Ceded to Prupac                    (80.7)        (19.6)             -
  Other direct exposures                      1.5           1.8           10.3
  IBNR                                       84.8          94.5          120.4
                                          -------       -------        -------
                                            209.7         181.5          194.3
 Reinsurance Operations (Everest Re)
  Case reserves                             123.5         110.7          106.9
  IBNR                                       70.2          97.3          131.5
                                          -------       -------        -------
                                            193.7         207.9          238.5

 Total end of period reserves  (5) (6)    $ 403.4       $ 389.4        $ 432.8
                                          =======       =======        =======

(1)  Some totals may not reconcile due to rounding.
(2) Under CIP agreements, payments depend upon the insured's actual claims experience and may be subject to annual caps or other controls on the rate of payment.
(3) Actively Managed means that Mt. McKinley is managing the defense of claims against the insured.
(4) Includes ($215.1) million of paid loss impact arising from the Mt. McKinley acquisition in 2000.
(5) Net liabilities represent Everest Re's inception-to-date losses and Mt. McKinley's losses since its acquisition in 2000.
(6) Includes $203.8 million ceded to and collected from The Prudential as part of the Company's Stop Loss protection resulting from the initial public offering in 1995.

The Company's net three year survival ratio on its asbestos exposures was 9.7 years for the period ended December 31, 2002. This three year survival ratio when adjusted to exclude the CIP and actively managed reserves was 11.9 years, and when adjusted to exclude the CIP and actively managed reserves and to include stop loss protection from The Prudential was 14.8 years.

SHAREHOLDERS' EQUITY. The Company's shareholders' equity increased to $2,368.6 million as of December 31, 2002 from $1,720.5 million as of December 31, 2001, principally reflecting $346.3 million in net proceeds from the Company's offering of 5.0 million common shares in February 2002, $231.3 million of net income in 2002 and an increase of $104.2 million in net unrealized appreciation of investments, partially offset by $22.9 million in share repurchases and $16.3 million in shareholder dividends. Shareholders' equity increased to $1,720.5 million as of December 31, 2001 from $1,583.4 million as of December 31, 2000, principally reflecting an increase of $86.1 million in retained earnings, an increase of $44.8 million in net unrealized appreciation of investments and $10.0 million in common shares issued during the year in connection with the exercise of stock options. Dividends of $16.3 million, $12.9 million and $11.0 million were declared and paid by the Company in 2002, 2001 and 2000, respectively. During the year ended December 31, 2002, the Company repurchased
0.450 million of its common shares at an average price of $50.86 per share with all such repurchases occurring in the three months ended September 30, 2002. At December 31, 2002, 1.730 million shares remained under the existing repurchase authorization. As part of the Company's restructuring, the treasury shares held by the Company prior to February 24, 2000 were retired, resulting in a reduction to treasury shares with a corresponding reduction of paid-in capital and common shares.

LIQUIDITY AND CAPITAL RESOURCES
CAPITAL. The Company's business operations are in part dependent on the Company's financial strength, and the market's perception thereof, as measured by shareholders' equity, which was $2,368.6 million and $1,720.5 million at December 31, 2002 and 2001, respectively. The Company has flexibility with respect to capitalization as the result of its perceived financial strength, including its financial strength ratings as assigned by independent rating agencies, and its access to the debt and equity markets. The Company continuously monitors its capital and financial position, as well as investment and security market conditions, both in general and with respect to the Company's securities, and responds accordingly.

On July 30, 2002, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission, providing for the issuance of up to $475.0 million of securities. Generally, under this shelf registration statement, Group may issue common shares, preferred shares, debt, warrants and hybrid securities, Holdings may issue debt securities and warrants and Capital Trust may issue trust preferred securities.

In November 2002, pursuant to a trust agreement between Holdings and JPMorgan Chase Bank, the property trustee, and Chase Manhattan Bank USA, the Delaware trustee, Capital Trust completed a public offering of $210.0 million of 7.85% trust preferred securities, resulting in net proceeds of $203.4 million. The proceeds of the issuance were used to purchase $210 million of 7.85% junior subordinated debt securities of Holdings that will be held in trust by the property trustee for the benefit of the holders of the preferred securities.
Holdings used the proceeds from the sale of the junior subordinated debt for general corporate purposes and made capital contributions to its operating subsidiaries.

Capital Trust will redeem all of the outstanding trust preferred securities when the junior subordinated debt securities are paid at maturity on November 15, 2032. Holdings may elect to redeem the junior subordinated debt securities, in whole or in part, at any time after November 14, 2007. If such an early redemption occurs, the outstanding trust preferred securities will also be proportionately redeemed.

Distributions on the trust preferred securities are cumulative and are paid quarterly in arrears. Disbributions relating to the trust preferred securities for the year ended December 31, 2002 were $2.1 million.

On November 7, 2001, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission, providing for the issuance of up to $575.0 million of common equity. On February 27, 2002, the Company completed an offering of 5,000,000 of its common shares at a price of $69.25 per share, which resulted in $346.3 million of proceeds before expenses of approximately $0.5 million related to the offering. The Company has used the net proceeds for working capital and general corporate purposes. On October 2, 2002, the Company filed a Post- Effective Amendment to this registration statement that removed the remaining securities from registration.

On March 14, 2000, Holdings completed public offerings of $200.0 million principal amount of 8.75% senior notes due March 15, 2010 and $250.0 million principal amount of 8.5% senior notes due March 15, 2005. During 2000, the net proceeds of these offerings and additional funds were distributed by Holdings to Group. Interest expense incurred in connection with these senior notes was $38.9 million, $38.9 million and $30.9 million for the years ended December 31, 2002, 2001 and 2000, respectively.

LIQUIDITY. The Company's liquidity requirements are met on a short-term and long-term basis by funds provided by premiums collected, investment income and collected reinsurance receivables balances, and by the sale and maturity of investments,  together  with the  availability  of  funds  under  the  Company's revolving credit facility. The Company's net cash flows from operating activities were $736.1 million, $406.0 million and $90.0 million for the years ended December 31, 2002, 2001 and 2000, respectively. The following table shows cash flows from operating activities, as well as the impact of select transactions on those cash flows, for the years ended December 31, 2002, 2001 and 2000.

--------------------------------------------------------------------------------
                                           2002            2001            2000
--------------------------------------------------------------------------------
Cash flow from operations                 $736.1          $406.0          $ 90.0
 Catastrophe loss payments                  62.0            32.5            44.1
 Stop Loss Agreement recoveries (1)            -               -            (9.5)
 Derivative settlement payments             39.5             1.5               -
 Net tax payments (2)                       10.0            24.9            63.7
 Non-recurring receipt of shares (3)           -           (25.9)              -
                                          ------          ------          ------
 Cash flow from operations, net of
  adjustments                             $847.6          $439.0          $188.3
                                          ======          ======          ======

(1) Recoveries under the Stop Loss Agreement with Mt. McKinley prior to the acquisition of Mt. McKinley.
(2) Net tax payments for 2001 include a $35.0 million payment to the Internal Revenue Service in connection with the Company's 1997 tax year liabilities. This one-time payment effectively settled a deferred tax liability relating to the tax basis losses incurred in the 1997 tax year. This payment, which related to a timing item, had no impact on the Company's results of operations for the period.
(3)  Non-recurring receipt of shares in a demutualized insurer.

The growth in net cash flows from operating activities reflects improvements in product pricing, together with growth in the Company's invested asset base, and is generally consistent with expectations, given the Company's investment strategies and mix of business and the normal variability of premium collections and the payout of loss reserves.

The Company's current investment strategy seeks to maximize after-tax income through a high quality, diversified, taxable bond and tax-preferenced fixed maturity portfolio, while maintaining an adequate level of liquidity. The Company's mix of taxable and tax-preferenced investments is adjusted continuously, consistent with the Company's current and projected operating results, market conditions and the Company's tax position. Proceeds from sales, calls and maturities and investment asset acquisitions were $2,822.1 million and $3,929.7 million, respectively, in 2002 compared to $1,492.2 million and
$1,767.4 million, respectively, in 2001 and $1,006.5 million and $2,024.6 million, respectively, in 2000.

On December 21, 1999, Holdings entered into a three-year senior revolving credit facility with a syndicate of lenders (the "Credit Facility"). On November 21, 2002, the maturity date of the Credit Facility was extended to December 19, 2003. Wachovia Bank, National Association (formerly First Union National Bank) is the administrative agent for the Credit Facility. The Credit Facility is used for liquidity and general corporate purposes. The Credit Facility provides for the borrowing of up to $150.0 million with interest at a rate selected by Holdings equal to either (1) the Base Rate (as defined below) or (2) an adjusted London InterBank Offered Rate ("LIBOR") plus a margin. The Base Rate is the higher of the rate of interest established by Wachovia Bank from time to time as its prime rate or the Federal Funds rate plus 0.5% per annum. On December 18, 2000, the Credit Facility was amended to extend the borrowing limit to $235.0 million for a period of 120 days. This 120-day period expired during the three months ended March 31, 2001 and the limit reverted to $150.0 million. The amount of margin and the fees payable for the Credit Facility depend upon Holding's senior unsecured debt rating. Group has guaranteed Holdings' obligations under the Credit Facility.

The Credit Facility requires the Company to maintain a debt to capital ratio of not greater than 0.35 to 1, Holdings to maintain a minimum interest coverage ratio of 2.5 to 1 and Everest Re to maintain its statutory surplus at $850.0 million plus 25% of future aggregate net income and 25% of future aggregate capital contributions. As of December 31, 2002, the Company was in compliance with these requirements.

During the years ended December 31, 2002, 2001 and 2000, Holdings made payments on the Credit Facility of $80.0 million, $152.0 million and $0.0 million, respectively. During the years ended December 31, 2002, 2001 and 2000, Holdings had new Credit Facility borrowings of $45.0 million, $22.0 million and $176.0 million, respectively. As of December 31, 2002 and 2001, Holdings had outstanding Credit Facility borrowings of $70.0 million and $105.0 million, respectively. Interest expense incurred in connection with these borrowings was $3.5 million, $7.1 million and $8.5 million for the years ended December 31, 2002, 2001 and 2000, respectively.

The cash flow activity in 2002 included $346.3 million of new cash resulting from the offering of common shares in February and $210.0 million of new cash from the issuance of trust preferred securities in November. The cash flow activity in 2000 included $340.1 million of new cash resulting from the acquisitions of Mt. McKinley and Everest International and $448.5 million in proceeds from Holdings' offering of senior notes.

The Company has arrangements available for the issue of letters of credit, which letters are generally collateralized by the Company's cash or investments. At December 31, 2002, $156.5 million of letters of credit were issued and outstanding under these arrangements.

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

The Company employs various techniques, including licensed software modeling, to assess its accumulated exposure. Such techniques are inherently more difficult to apply to non-property exposures. Accumulated exposures with respect to catastrophe losses are generally summarized in terms of the probable maximum loss ("PML"). The Company defines PML as its anticipated maximum loss, taking into account contract limits, caused by a single catastrophe affecting a broad contiguous geographic area, such as that caused by a hurricane or earthquake of such a magnitude that it is expected to occur once in every 100 years.

Management believes that the Company's greatest catastrophe exposure worldwide from any single event is to an earthquake affecting the west coast of the United States where the Company estimates it has a PML exposure of $338 million, including workers' compensation exposures. The Company further estimates that its PML exposure with respect to its greatest windstorm exposure, which relates to a hurricane affecting the east coast of the United States, is $264 million and that its single event International PML exposure is $197 million. There can be no assurance that the Company will not experience losses from one or more catastrophic events that exceed, perhaps by a substantial amount, its estimated PML.

The Company employs a retrocessional approach under which the Company may purchase reinsurance to cover specific business written or exposure accumulations or as a corporate level retrocessional program covering the potential accumulation or aggregation of exposures across some or all of the Company's operations. All reinsurance purchasing decisions consider both the potential coverage and market conditions with respect to the pricing, terms, conditions and availability of such coverage, with the aim of securing cost-effective protection. The level of reinsurance coverage varies over time, reflecting the underwriter's and/or Company's view of the changing dynamics of both the underlying exposure and the reinsurance markets.

If a single catastrophe were to occur in the United States that resulted in $338 million of gross losses and allocated loss adjustment expenses ("ALAE") in 2003 (an amount equivalent to the Company's PML including its property and workers' compensation exposures), management estimates that the effect on the Company's income before and after taxes would be approximately $338 million and $264 million, respectively. Such impact represents approximately 11.1% of the Company's beginning of year capital.

For 2002 and initially in 2003, the Company has chosen not to purchase corporate retrocessional protection and to generally de-emphasize the purchase of specific reinsurance by its underwriters reflecting the Company's view that its exposures in the context of its capital and financial position do not warrant reinsurance purchases at current price levels. For both 2000 and 2001, the Company purchased accident year aggregate excess of loss retrocession coverage, which provides up to $175.0 million of recoveries if Everest Re's consolidated statutory basis accident year loss ratio exceeds a loss ratio attachment point provided in the contract for the respective accident years. Each arrangement provides for an adjustment premium, which reduces the net benefit by approximately 50%, in the event that the coverage is used. The remaining limit available under these coverages is $85.0 million and $0.0 million, respectively. See ITEM 1 - "Risk Management and Retrocession Arrangements" for further details.

DIVIDENDS
During 2002, 2001 and 2000, the Company declared and paid shareholder dividends of $16.3 million, $12.9 million and $11.0 million, respectively. As an insurance holding company, the Company is partially dependent on dividends and other permitted payments from its subsidiaries to pay cash dividends to its shareholders. The payment of dividends to Group by Holdings and to Holdings by Everest Re is subject to Delaware regulatory restrictions and the payment of dividends to Group by Bermuda Re is subject to Bermuda insurance regulatory restrictions. Management expects that, absent significant catastrophe losses, such restrictions should not affect Everest Re's ability to declare and pay dividends sufficient to support Holdings' general corporate needs and Holdings' and Bermuda Re's ability to declare and pay dividends sufficient to support Group's general corporate needs. See ITEM 1, "Business - Regulatory Matters - Dividends" and Note 13A of Notes to Consolidated Financial Statements.

MARKET SENSITIVE INSTRUMENTS
The Securities and Exchange Commission Financial Reporting Release #48 requires registrants to clarify and expand upon the existing financial statement disclosure requirements for derivative financial instruments, derivative commodity instruments, and other financial instruments (collectively, "market sensitive instruments"). The Company does not enter into market sensitive instruments for trading purposes.

The Company's current investment strategy seeks to maximize after-tax income through a high quality, diversified, taxable and tax-preferenced fixed maturity portfolio, while maintaining an adequate level of liquidity. The Company's mix of taxable and tax-preferenced investments is adjusted continuously, consistent with its current and projected operating results, market conditions, and the Company's tax position. The fixed maturities in the investment portfolio are comprised of non-trading available for sale securities. Additionally, the Company invests in equity securities, which it believes will enhance the risk-adjusted total return of the investment portfolio. The Company has also engaged in a small number of credit default swaps and specialized equity options, the market sensitivity of which is believed not to be material.

The overall investment strategy considers the scope of the Company's present and anticipated operations. In particular, estimates of the financial impact resulting from non-investment asset and liability transactions, together with the Company's capital structure and other factors, are used to develop a net liability analysis. This analysis includes estimated payout characteristics for which the investments of the Company provide liquidity. This analysis is considered in the development of specific investment strategies for asset allocation, duration and credit quality. The change in overall market sensitive risk exposure principally reflects the asset changes that took place during the year, with no material change in the underlying risk characteristics.

The Company's $7.3 billion investment portfolio is principally comprised of fixed maturity securities that are subject to interest rate risk and foreign currency rate risk, and equity securities that are subject to equity price risk. The impact of these risks on the investment portfolio is generally mitigated by changes in the value of operating assets and liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity portfolio, including short-term investments, due to change in market interest rates. In a declining interest rate environment, it includes prepayment risk on the $881.4 million of mortgage-backed securities in the $6.9 billion fixed maturity portfolio. Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The tables below display the potential impact of market value fluctuations and after-tax unrealized appreciation on the fixed maturity portfolio as of December 31, 2002 and 2001 based on parallel 200 basis point shifts in interest rates up and down in 100 basis point increments. For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually. To generate appropriate price estimates on mortgage-backed securities, changes in prepayment expectations under different interest rate environments are taken into account. For legal entities with a non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios. All amounts are in U.S. dollars and are presented in millions.

                                              2002
                               INTEREST RATE SHIFT IN BASIS POINTS
--------------------------------------------------------------------------------------------------
                                     -200         -100            0           100           200
--------------------------------------------------------------------------------------------------
Total Market Value                 $7,985.3      $7,480.3      $6,949.0     $6,514.4      $6,116.2

Market Value Change from Base
(%)                                    14.9%          7.7%          0.0%        (6.3)%       (12.0)%

Change in Unrealized
Appreciation After-tax from
Base ($)                           $  764.8      $  401.8      $      -     $ (313.5)     $ (604.0)

                                              2001
                               INTEREST RATE SHIFT IN BASIS POINTS
--------------------------------------------------------------------------------------------------
                                     -200         -100            0           100            200
--------------------------------------------------------------------------------------------------
Total Market Value                 $6,332.1      $5,957.7      $5,610.4     $5,283.2      $4,982.7

Market Value Change from
Base (%)                               12.9%          6.2%          0.0%        (5.8)%       (11.2)%

Change in Unrealized
Appreciation After-tax from
Base ($)                           $  521.1      $  250.8      $      -     $ (236.6)     $ (454.2)

Foreign currency rate risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates. Each of the Company's foreign operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines. Generally, the Company prefers to maintain the capital of its foreign operations in U.S. dollar assets, although this varies by regulatory jurisdiction in accordance with market needs. Each foreign operation may conduct business in its local currency as well as the currency of other countries in which it operates. The primary foreign currency exposures for these foreign operations are the Canadian Dollar, the British Pound Sterling and the Euro. The Company mitigates foreign exchange exposure by a general matching of the currency and duration of its assets to its corresponding operating liabilities. In accordance with Financial Accounting Standards Board Statement No. 52, the Company translates the assets, liabilities and income of non-U.S. dollar functional currency legal entities to the U.S. dollar. This translation amount is reported as a component of other comprehensive income. The primary functional foreign currency exposures for these foreign operations are the Canadian Dollar, the Euro and the British Pound Sterling.

The tables below display the potential impact of a parallel 20% increase and decrease in foreign exchange rates on the valuation of invested assets subject to foreign currency exposure in 10% increments as of December 31, 2002 and 2001. This analysis includes the after-tax impact of translation from transactional currency to functional currency as well as the after-tax impact of translation from functional currency to the U.S. dollar reporting currency. All amounts are in U.S. dollars and are presented in millions.

                                              2002
                            CHANGE IN FOREIGN EXCHANGE RATES IN PERCENT
--------------------------------------------------------------------------------------------------
                                   -20%           -10%            0%             10%          20%
--------------------------------------------------------------------------------------------------
Total After-tax Foreign
 Exchange Exposure               $ (44.5)        $(24.3)         $  -           $26.7        $56.8

                                              2001
                            CHANGE IN FOREIGN EXCHANGE RATES IN PERCENT
--------------------------------------------------------------------------------------------------
                                   -20%           -10%            0%             10%          20%
--------------------------------------------------------------------------------------------------
Total After-tax Foreign
 Exchange Exposure               $(40.7)         $(21.6)         $  -           $23.3        $47.9

Equity risk is the potential change in market value of the common stock and preferred stock portfolios arising from changing equity prices. The Company invests in high quality common and preferred stocks that are traded on the major exchanges in the United States and funds investing in such securities. The primary objective in managing the $47.5 million equity portfolio is to provide long-term capital growth through market appreciation and income.

The tables below display the impact on market value and after-tax unrealized appreciation of a 20% change in equity prices up and down in 10% increments as of December 31, 2002 and 2001. All amounts are in U.S. dollars and are presented in millions.

                                              2002
                               CHANGE IN EQUITY VALUES IN PERCENT
--------------------------------------------------------------------------------------------------
                                                 -20%        -10%        0%         10%      20%
--------------------------------------------------------------------------------------------------
Market Value of the Equity Portfolio            $ 38.0      $ 42.7     $ 47.5      $ 52.2   $ 57.0

After-tax Change in Unrealized Appreciation     $ (6.2)     $ (3.1)    $    -      $  3.1   $  6.2

                                              2001
                               CHANGE IN EQUITY VALUES IN PERCENT
--------------------------------------------------------------------------------------------------
                                                 -20%        -10%        0%         10%      20%
--------------------------------------------------------------------------------------------------
Market Value of the Equity Portfolio            $ 53.8      $ 60.6     $ 67.3      $ 74.0   $ 80.8

After-tax Change in Unrealized Appreciation     $ (8.8)     $ (4.4)    $    -      $  4.4   $  8.8

Although not considered material in the context of the Company's aggregate exposure to market sensitive instruments, the Company has issued five specialized equity put options based on the Standard & Poor's 500 ("S&P 500") index that are market sensitive and sufficiently unique to warrant supplemental disclosure.

The duration and nature of these specialized instruments are such that no active trading market exists. This was recognized at the time the transactions were entered into and was the principal rationale for the Company's use of a probability weighted cash flow model for its analysis of the economics of these transactions, an approach quite similar to analytical models used throughout the Company's reinsurance business.

As these specialized equity put options are derivatives within the framework of FAS No.133, the Company is required to report the fair value of these instruments in its balance sheet and record any changes to fair value in its statement of operations. The Company has recorded fair values for its obligations on these specialized equity put options at December 31, 2002 and December 31, 2001 of $22.4 million and $13.0 million, respectively; however, the Company does not believe that the ultimate settlement of these transactions is likely to require a payment that would exceed the initial consideration received or any payment at all.

As there is no active market for these instruments, the determination of their fair value is based on an industry accepted option pricing model which requires estimates and assumptions, including those regarding volatility and expected rates of return. The table below estimates the impact of potential movements in interest rates and the S&P 500 index, which are the principal factors affecting fair value of these instruments, looking forward from the fair value at December 31, 2002. These are estimates and there can be no assurances regarding future market performance.

                             AS OF DECEMBER 31, 2002
          S & P 500 INDEX PUT OPTIONS OBLIGATION - SENSITIVITY ANALYSIS
                          (Dollar amounts in millions)


Interest Rate Shift in Basis Points:         -100         -50            0            50           100
                                            ------------------------------------------------------------
 Total Market Value                         $ 35.6       $ 28.3        $ 22.4       $ 17.6        $ 13.7
 Market Value Change from Base (%)           (59.0)%      (26.5)%         0.0%        21.4%         38.6%

S & P Index Shift in Points:                 -200         -100           0           100           200
                                            ------------------------------------------------------------
    Total Market Value                      $ 32.6       $ 26.9        $ 22.4       $ 18.8        $ 15.9
    Market Value Change from Base (%)        (45.3)%      (20.0)%         0.0%        16.1%         29.1%

Combined Interest Rate/S & P Index Shift:
                                            -100/-200     -50/-100        0/0        50/100      100/200
                                            ------------------------------------------------------------
    Total Market Value                      $    49.5     $   33.7      $  22.4      $ 14.6      $   9.4
    Market Value Change from Base (%)          (121.1)%      (50.2)%        0.0%       34.7%        58.2%

                             AS OF DECEMBER 31, 2001
          S & P 500 INDEX PUT OPTIONS OBLIGATION - SENSITIVITY ANALYSIS
                          (Dollar amounts in millions)

Interest Rate Shift in Basis Points:         -100         -50            0            50         100
                                            ------------------------------------------------------------
    Total Market Value                      $ 21.2       $ 16.4        $ 13.0        $ 9.7        $ 7.4
    Market Value Change from Base (%)        (62.5)%      (26.2)%         0.0%        25.2%        43.0%

S & P Index Shift in Points:                 -200         -100           0           100          200
                                            ------------------------------------------------------------
    Total Market Value                      $ 17.2       $ 14.7        $ 13.0        $11.0        $ 9.6
    Market Value Change from Base (%)        (31.7)%      (12.9)%         0.0%        15.4%        26.1%

Combined Interest Rate/S & P Index Shift:   -100/-200     -50/-100       0/0         50/100      100/200
                                            ------------------------------------------------------------
    Total Market Value                      $    27.7     $   18.9      $ 13.0       $  8.4      $   5.7
    Market Value Change from Base (%)         (112.5)%       (44.8)%       0.0%        35.7%        55.9%

SAFE HARBOR  DISCLOSURE
This report contains forward-looking statements within the meaning of the U.S. federal securities laws. The Company intends these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the federal securities laws. In some cases, these statements can be identified by the use of forward-looking words such as "may", "will", "should", "could", "anticipate", "estimate", "expect", "plan", "believe", "predict", "potential" and "intend". Forward-looking statements contained in this report include information regarding the Company's reserves for losses and LAE, the adequacy of the Company's provision for uncollectible balances, estimates of the Company's catastrophe exposure, the effects of catastrophic events on the Company's financial statements, the ability of Everest Re, Holdings and Bermuda Re to pay dividends and the settlement costs of the Company's specialized equity put options. Forward-looking statements only reflect the Company's expectations and are not guarantees of performance. These statements involve risks, uncertainties and assumptions. Actual events or results may differ materially from the Company's expectations. Important factors that could cause actual events or results to be materially different from the Company's expectations include those discussed below under the caption "Risk Factors". The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

The Company's insurance company subsidiaries, other than Mt. McKinley and Everest International, currently hold an A+ ("Superior") financial strength rating from A.M. Best Company. Everest Re, Bermuda Re and Everest National hold an AA- ("Positve") financial strength rating from Standard & Poor's Ratings Services. Everest Re and Bermuda Re hold an Aa3 ("Excellent") financial strength rating from Moody's Investors Service, Inc. Financial strength ratings are used by insurers and reinsurance and insurance intermediaries as an important means of assessing the financial strength and quality of reinsurers. In addition, the rating of a company purchasing reinsurance may be adversely affected by an unfavorable rating or the lack of a rating of its reinsurer. A downgrade or withdrawal of any of these ratings might adversely affect the Company's ability to market its insurance products and would have a significant and adverse effect on its future prospects for growth and profitability.

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

IF THE COMPANY IS UNABLE TO PURCHASE REINSURANCE AND TRANSFER RISK TO REINSURERS, ITS NET INCOME COULD BE REDUCED OR THE COMPANY COULD INCUR A LOSS.

The Company attempts to limit its risk of loss by purchasing reinsurance to transfer a portion of the risks it assumes. The availability and cost of reinsurance is subject to market conditions, which are outside of the Company's control. As a result, the Company may not be able to successfully purchase reinsurance and transfer risk through reinsurance arrangements. A lack of available reinsurance might adversely affect the marketing of the Company's business and/or force the Company to retain all or a part of the risk that cannot be reinsured. If the Company were required to retain these risks and ultimately pay claims with respect to these risks, the Company's net income could be reduced or the Company could incur a loss.

THE COMPANY'S INDUSTRY IS HIGHLY COMPETITIVE AND THE COMPANY MAY NOT BE ABLE TO COMPETE SUCCESSFULLY IN THE FUTURE.

The Company's industry is highly competitive and has experienced significant price competition. The Company competes in the Bermuda, United States and international markets with domestic and international insurance companies. Some of these competitors have greater financial resources than the Company, have been operating for longer than the Company and have established long-term and continuing business relationships throughout the industry, which can be a significant competitive advantage. In addition, the Company expects to face further competition in the future. The Company may not be able to compete successfully in the future.

THE COMPANY IS DEPENDENT ON ITS KEY PERSONNEL.

The Company's success has been, and will continue to be, dependent on its ability to retain the services of its existing key executive officers and to attract and retain additional qualified personnel in the future. The loss of the services of any of its key executive officers or the inability to hire and retain other highly qualified personnel in the future could adversely affect the Company's ability to conduct its business. This dependency is particularly important for the Company's Bermuda operations where, under Bermuda law, non-Bermudians, other than spouses of Bermudians, are not permitted to engage in any gainful occupation in Bermuda without a work permit issued by the Bermuda government. A work permit is only granted or extended if the employer can show that, after proper public advertisement, no Bermudian or spouse of a Bermudian, is available who meets the minimum standards for the position. The Bermuda government has announced a policy that places a six-year term limit on individuals with work permits, subject to specified exemptions for persons deemed to be key employees. These restrictions make it difficult to hire and retain highly qualified personnel in Bermuda. If work permits are not obtained or renewed for the Company's key employees in Bermuda, the Company could lose their services, which could adversely affect the Company's ability to conduct its business.

THE VALUE OF THE COMPANY'S INVESTMENT PORTFOLIO AND THE INVESTMENT INCOME IT RECEIVES FROM THAT PORTFOLIO COULD DECLINE AS A RESULT OF MARKET FLUCTUATIONS AND ECONOMIC CONDITIONS.

A significant portion of the Company's investment portfolio consists of fixed income securities and a smaller portion consists of equity securities. Both the fair market value of these assets and the investment income from these assets fluctuate depending on general economic and market conditions. For example, the fair market value of the Company's fixed income securities generally increases or decreases in an inverse relationship with fluctuations in interest rates. The fair market value of the Company's fixed income securities can also decrease as a result of any downturn in the business cycle that causes the credit quality of those securities to deteriorate. The net investment income that the Company realizes from future investments in fixed income securities will generally increase or decrease with interest rates. Interest rate fluctuations can also cause net investment income from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, to differ from the income anticipated from those securities at the time the Company bought them. In addition, if issuers of individual investments are unable to meet their obligations, investment income will be reduced and realized capital losses may arise. Because all of the Company's securities are classified as available for sale, changes in the market value of the Company's securities are reflected in its financial statements. Similar treatment is not available for liabilities. As a result, a decline in the value of the securities in the Company's portfolio could reduce its net income or cause the Company to incur a loss.

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

FAILURE TO COMPLY WITH INSURANCE LAWS AND REGULATIONS COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S BUSINESS.

The Company may not have all required licenses and approvals or may not comply with the wide variety of applicable laws and regulations or the relevant authorities' interpretation of the laws and regulations. If the Company does not have the requisite licenses and approvals or does not comply with applicable regulatory requirements, the insurance regulatory authorities could preclude or temporarily suspend the Company from carrying on some or all of its activities or monetarily penalize the Company. These types of actions could have a material adverse effect on the Company's business.

THE COMPANY'S HOLDING COMPANY STRUCTURE COULD PREVENT IT FROM PAYING DIVIDENDS ON ITS COMMON SHARES.

Group is a holding company whose most significant assets consist of the stock of its operating subsidiaries. Thus, Group's ability to pay dividends on its common shares in the future may be dependent on the earnings and cash flows of its subsidiaries and the ability of the subsidiaries to pay dividends or to advance or repay funds to Group. This ability is subject to general economic, financial, competitive, regulatory and other factors beyond the Company's control. Payment of dividends and advances and repayments from some of Group's operating subsidiaries are regulated by U.S., state and foreign insurance laws and regulatory restrictions, including minimum solvency and liquidity thresholds. Accordingly, Group's operating subsidiaries may not be able to pay dividends or advance or repay funds to Group in the future, which could prevent the Company from paying dividends or making other payments or distributions on its securities.

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

IF U.S. TAX LAW CHANGES, THE COMPANY'S NET INCOME MAY BE REDUCED.

In the last few years, some members of Congress have expressed concern about U.S. corporations that move their place of incorporation to low-tax jurisdictions. Also, some members of Congress have expressed concern over a competitive advantage that foreign-controlled insurers and reinsurers may have over U.S. controlled insurers and reinsurers due to the purchase of reinsurance by U.S. insurers from affiliates operating in some foreign jurisdictions, including Bermuda. Legislation has recently been proposed in Congress that would increase the U.S. tax burden on so-called "inverting" companies and increase the

U.S. tax burden on related-party reinsurance transactions. The Company does not know whether this legislation or any similar legislation will ever be enacted into law. If it were enacted, the U.S. tax burden on the Company's Bermuda operations, or on some business ceded from its licensed U.S. subsidiaries to some offshore reinsurers, could be increased. This could reduce the Company's net income.

GROUP AND/OR BERMUDA RE MAY BE SUBJECT TO U.S. CORPORATE INCOME TAX, WHICH WOULD REDUCE THE COMPANY'S NET INCOME.

The income of Bermuda Re is a significant portion of the Company's worldwide income from operations. The Company has established guidelines for the conduct of its Bermuda operations that are designed to ensure that Bermuda Re is not engaged in the conduct of a trade or business in the United States. Based on its compliance with those guidelines, the Company believes that Bermuda Re should not be required to pay U.S. corporate income tax, other than withholding tax on U.S. source dividend income. However, if the IRS successfully contended that Bermuda Re was engaged in a trade or business in the United States, Bermuda Re would be required to pay U.S. corporate income tax on any income that is subject to the taxing jurisdiction of the United States, and possibly the U.S. branch profits tax. Even if the IRS successfully contended that Bermuda Re was engaged in a U.S. trade or business, the U.S.-Bermuda tax treaty would preclude the IRS from taxing Bermuda Re's income except to the extent that its income were attributable to a permanent establishment maintained by that subsidiary. The Company does not believe that Bermuda Re has a permanent establishment in the United States. If the IRS successfully contended that Bermuda Re did have income attributable to a permanent establishment in the United States, it would be subject to U.S. tax on that income.

The Company believes it qualifies for benefits under the U.S.-Barbados tax treaty. Based on the Company's compliance with guidelines designed to ensure that it generates only immaterial amounts, if any, of income that is subject to the taxing jurisdiction of the United States, the Company believes that it should be required to pay only immaterial amounts, if any, of U.S. corporate income tax, other than withholding tax on U.S. source dividend income. However, if the IRS successfully contended that the Company had material amounts of income that is subject to the taxing jurisdiction of the United States, the Company would be required to pay U.S. corporate income tax on that income, and possibly the U.S. branch profits tax. Even if the IRS successfully contended that the Company had material amounts of income that is subject to the taxing jurisdiction of the United States, the U.S.-Barbados tax treaty would preclude the IRS from taxing the Company's income, except to the extent that its income were attributable to a permanent establishment maintained in the United States. The Company does not believe that it has material amounts of income attributable to a permanent establishment in the United States. If the IRS successfully contended, however, that the Company did have income attributable to a permanent establishment in the United States, the Company would be subject to U.S. tax on that income. If Bermuda Re became subject to U.S. income tax on its income or if the Company became subject to U.S. income tax on more than immaterial amounts of income, the Company's income could also be subject to the U.S. branch profits tax. In that event, Group and Bermuda Re would be subject to taxation at a higher combined effective rate than if they were organized as U.S. corporations. The combined effect of the 35% U.S. corporate income tax rate and the 30% branch profits tax rate is a net tax rate of 54.5%. The imposition of these taxes would reduce the Company's net income.

HOLDERS OF THE COMPANY'S COMMON SHARES COULD BE SUBJECT TO U.S. TAXES ON UNDISTRIBUTED INCOME OF GROUP AND/OR BERMUDA RE.

U.S. holders of common shares generally will not be subject to any U.S. tax until they receive a distribution from Group or dispose of their common shares. However, special provisions of the U.S. Internal Revenue Code of 1986, which the Company refers to in this document as the Code, may apply to U.S. taxpayers who directly, indirectly or by attribution own 10% or more of the total combined voting power of all classes of share capital of Group and/or Bermuda Re. Under these provisions, those taxpayers generally will be required to include in their income their pro rata share of the income of Group and/or Bermuda Re as earned, even if not distributed. The Company has attempted to avoid having its shareholders become subject to these provisions by including in Group's by-laws provisions that limit the ownership of the common shares to levels that will not subject U.S. shareholders to U.S. tax on undistributed income under these provisions. Based on these bye-laws, the Company believes that its shareholders should not be subject to U.S. tax on undistributed income.

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

A number of multinational organizations, including the Organization for Economic Cooperation and Development ("OECD"), the European Union, the Financial Action Task Force and the Financial Stability Forum have all recently identified some countries as not participating in adequate information exchange, engaging in harmful tax practices or maintaining adequate controls to prevent corruption, such as money laundering activities. The OECD has threatened non-member jurisdictions that do not agree to cooperate with the OECD with punitive sanctions by OECD member countries, though specific sanctions have yet to be adopted by OECD member countries. It is as yet unclear as to what these sanctions will be, who will adopt them and when or if they will be imposed. On April 18, 2002, the OECD published a list of "uncooperative tax havens," which are those jurisdictions from whom the OECD has not received commitments to the OECD's principles of regulatory and tax transparency and effective exchange information. The governments of both Bermuda and Barbados have made these commitments. As a result, neither Bermuda nor Barbados was listed as an uncooperative tax haven.


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

REGULATORY CHALLENGES IN THE UNITED STATES COULD ADVERSELY AFFECT THE ABILITY OF BERMUDA RE TO CONDUCT BUSINESS.

Bermuda Re does not intend to be licensed or admitted as an insurer or reinsurer in any U.S. jurisdiction. Under current law, Bermuda Re generally is permitted to reinsure U.S. risks from its office in Bermuda without obtaining those licenses. However, the insurance and reinsurance regulatory framework has become subject to increased scrutiny. In the past, there have been congressional and other initiatives in the United States regarding increased supervision and regulation of the insurance industry, including proposals to supervise and regulate reinsurers domiciled outside the United States. If Bermuda Re were to become subject to any insurance laws of the United States or any U.S. state at any time in the future, it might be required to post deposits or maintain minimum surplus levels and might be prohibited from engaging in lines of business or from writing types of policies. Complying with those laws could have a material adverse effect on the Company's ability to conduct business in the Bermuda market.

BERMUDA RE MAY NEED TO BE LICENSED OR ADMITTED IN ADDITIONAL JURISDICTIONS TO DEVELOP ITS BUSINESS.

As Bermuda Re's business develops, it will monitor the need to obtain licenses in jurisdictions other than Bermuda in order to comply with applicable law or to be able to engage in additional insurance-related activities. In addition, Bermuda Re may be at a competitive disadvantage in jurisdictions where it is not licensed or does not enjoy an exemption from licensing relative to competitors that are so licensed or exempted from licensing. Bermuda Re may not be able to obtain any additional licenses that it determines are necessary or desirable. Furthermore, the process of obtaining those licenses is often costly and may take a long time.

BERMUDA RE'S ABILITY TO WRITE REINSURANCE MAY BE SEVERELY LIMITED IF IT IS UNABLE TO ARRANGE FOR SECURITY TO BACK ITS REINSURANCE.

Many jurisdictions do not permit insurance companies to take credit for reinsurance obtained from unlicensed or non-admitted insurers on their statutory financial statements without appropriate security. Bermuda Re's reinsurance clients generally require it to post a letter of credit or enter into other security arrangements. If Bermuda Re is unable to obtain or maintain a letter of credit facility on commercially acceptable terms or unable to arrange for other types of security, its ability to operate its business may be severely limited. If Bermuda Re defaults on any letter of credit that it obtains, it may be required to prematurely liquidate a substantial portion of its investment portfolio and other assets pledged as collateral.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Reference is made to the sections captioned "Election of Directors", "Information Concerning Nominees", "Information Concerning Continuing Directors and Executive Officers" and "Compliance with Section 16(a) of the Exchange Act" in the Company's proxy statement for the 2003 Annual General Meeting of Shareholders, which will be filed with the Commission within 120 days of the close of the Company's fiscal year ended December 31, 2002 (the "Proxy Statement"), which sections are incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION
Reference is made to the sections captioned "Directors' Compensation" and "Compensation of Executive Officers" in the Proxy Statement, which are incorporated herein by reference, except that the Compensation Committee Report and the Performance Graph are not so incorporated.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Reference is made to the sections captioned "Common Share Ownership by Directors and Executive Officers", "Principal Holders of Common Shares" and "Equity Compensation Plans" in the Proxy Statement, which are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Reference is made to the section captioned "Certain Transactions with Directors" in the Proxy Statement, which is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-14I under the Securities Exchange Act of 1934). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer believe that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS AND SCHEDULES
The financial statements and schedules listed in the accompanying Index to Financial Statements and Schedules on page F-1 are filed as part of this report.

EXHIBITS
The exhibits listed on the accompanying Index to Exhibits on page E-1 are filed as part of this report.

REPORTS ON FORM 8-K
A report on Form 8-K dated February 20, 2003 was filed on February 20, 2003 reporting an increase in the Company's quarterly dividend and declared a dividend.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 14, 2003.


                                          EVEREST RE GROUP, LTD.


                                      By: /s/ JOSEPH V. TARANTO
                                          -------------------------------------
                                          Joseph V. Taranto
                                          (Chairman and Chief Executive Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ JOSEPH V. TARANTO         Chairman and Chief Executive        March 14, 2003
---------------------         Officer and Director (Principal
   Joseph V. Taranto          Executive Officer)

/s/ STEPHEN L. LIMAURO        Executive Vice President and        March 14, 2003
----------------------        Chief Financial Officer (Principal
    Stephen L. Limauro        Financial Officer)

/s/ KEITH T. SHOEMAKER        Comptroller (Principal Accounting   March 14, 2003
----------------------        Officer)
    Keith T. Shoemaker

/s/ MARTIN ABRAHAMS           Director                            March 14, 2003
-------------------
    Martin Abrahams

/s/ KENNETH J. DUFFY          Director                            March 14, 2003
--------------------
    Kenneth J. Duffy

/s/ JOHN R. DUNNE             Director                            March 14, 2003
-----------------
    John R. Dunne

/s/ THOMAS J. GALLAGHER       Director                            March 14, 2003
-----------------------
    Thomas J. Gallagher

/s/ WILLIAM F. GALTNEY, JR.   Director                            March 14, 2003
---------------------------
    William F. Galtney, Jr.

I, Joseph V. Taranto, certify that:

1.   I have reviewed this annual report on Form 10-K of Everest Re Group, Ltd;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c.   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



March 17, 2003                                           /s/ JOSEPH V. TARANTO
--------------                                           -----------------------
                                                         Joseph V. Taranto
                                                         Chairman and
                                                         Chief Executive Officer

I, Stephen L. Limauro, certify that:

1.   I have reviewed this annual report on Form 10-K of Everest Re Group, Ltd;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c.   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



March 17, 2003                                       /s/ STEPHEN L. LIMAURO
--------------                                       ---------------------------
                                                     Stephen L. Limauro
                                                     Executive Vice President
                                                     and Chief Financial Officer

INDEX TO EXHIBITS


EXHIBIT NO.                                                                PAGE
-----------                                                                ----

        2.1 Agreement and Plan of Merger among Everest Reinsurance Holdings, Inc., Everest Re Group, Ltd. and Everest Re Merger Corporation, incorporated herein by reference to Exhibit 2.1 to the Registration Statement on Form S-4 (No. 333-87361)

        3.1 Memorandum of Association of Everest Re Group, Ltd., incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-4 (No. 333-87361)

        3.2 By-Laws of Everest Re Group, Ltd., incorporated herein by reference to Exhibit 3.2 to the Everest Re Group, Ltd. Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 10-K")

        4.1  Specimen  Everest  Re  Group,  Ltd.   Common   share   certificate,
             incorporated herein by reference to Exhibit 4.1 of the Registration Statement on Form S-4 (No. 333-87361)

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

      *10.30 Resolution  adopted  by  the  Board  of   Directors  of  Everest Re
             Group, Ltd. on September 20, 2001 awarding stock options to outside Directors, incorporated herein by reference to Exhibit 10.30 to Everest Re Group, Ltd. Report on Form 10-K for the year ended December 31, 2001 (the "2001 10-K")

       10.31 Second Amendment to Credit Agreement dated as of November 21, 2002 between Everest Reinsurance Holdings, Inc., the Lenders named therein and Wachovia Bank, National Association (formerly known as First Union National Bank), filed herewith

      *10.32 Employment  Agreement executed  on  April  15,  2002, between Peter
             J. Bennett and Everest Reinsurance (Bermuda), Ltd., filed herewith

      *10.33 Special Employment Agreement executed  on  March  22, 2002, between
             Janet J. Burak and Everest Global  Services, Inc.,  filed  herewith

      *10.34 Everest Re  Group, Ltd. 2002  Stock  Incentive  Plan,  incorporated herein by reference to Appendix A to Everest Re Group, Ltd. Proxy Statement in connection with the Annual General Meeting of Shareholders on May 22, 2002

        11.1 Statement regarding computation of per share earnings, filed herewith

        21.1 Subsidiaries of the registrant, filed herewith

        23.1 Consent of PricewaterhouseCoopers LLP, filed herewith

        99.1 Certification of Chief Executive Officer and Chief Financial Officer, filed herewith

--------------------------
* Management contract or compensatory plan or arrangement.

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


                                                                           Pages

Everest Re Group, Ltd.

Report of Independent Accountants on Financial Statements and Schedules      F-2
                                                                             ---

Consolidated Balance Sheets at December 31, 2002 and 2001                    F-3
                                                                             ---

Consolidated Statements of Operations and Comprehensive Income for the
 years ended December 31, 2002, 2001 and 2000                                F-4
                                                                             ---

Consolidated Statements of Changes in Shareholders' Equity for the
 years ended December 31, 2002, 2001 and 2000                                F-5
                                                                             ---

Consolidated Statements of Cash Flows for the years ended December
 31, 2002, 2001 and 2000                                                     F-6
                                                                             ---

Notes to Consolidated Financial Statements                                   F-7
                                                                             ---

Schedules

I   Summary of Investments Other Than Investments in Related
     Parties at December 31, 2002                                            S-1
                                                                             ---

II  Condensed Financial Information of Registrant:
     Balance Sheets as of December 31, 2002 and 2001                         S-2
                                                                             ---
     Statements of Operations for the Years Ended
      December 31, 2002, 2001 and 2000                                       S-3
                                                                             ---
     Statements of Cash Flows for the Years Ended December 31,
      2002, 2001 and 2000                                                    S-4
                                                                             ---

III Supplementary Insurance Information as of December 31, 2002
     and 2001 and for the years ended December 31, 2002,
     2001 and 2000                                                           S-5
                                                                             ---

IV  Reinsurance for the years ended December 31, 2002, 2001 and 2000         S-6
                                                                             ---


Schedules other than those listed above are omitted for the reason that they are not applicable or the information is otherwise contained in the Financial Statements.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Everest Re Group, Ltd.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Everest Re Group, Ltd. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
New York, New York
February 6, 2003

                             EVEREST RE GROUP, LTD.
                           CONSOLIDATED BALANCE SHEETS
               (Dollars in thousands, except par value per share)

                                                                      December 31,        December 31,
                                                                      ------------        ------------
                                                                          2002                2001
                                                                      ------------        ------------

ASSETS:
Fixed maturities - available for sale, at market value
 (amortized cost: 2002, $6,460,839; 2001, $5,288,860)                 $  6,779,858        $  5,461,584
Equity securities, at market value
 (cost: 2002, $56,841; 2001, $66,357)                                       47,473              67,311
Short-term investments                                                     169,116             148,851
Other invested assets                                                       53,856              33,899
Cash                                                                       208,830              71,878
                                                                      ------------        ------------
 Total investments and cash                                              7,259,133           5,783,523

Accrued investment income                                                   85,959              83,088
Premiums receivable                                                        673,377             468,897
Reinsurance receivables                                                  1,116,362             895,061
Funds held by reinsureds                                                   121,308             149,969
Deferred acquisition costs                                                 207,416             130,709
Prepaid reinsurance premiums                                                63,437              47,185
Deferred tax asset                                                         139,176             178,507
Other assets                                                               198,435              59,221
                                                                      ------------        ------------
TOTAL ASSETS                                                          $  9,864,603        $  7,796,160
                                                                      ============        ============

LIABILITIES:
Reserve for losses and adjustment expenses                            $  4,905,582        $  4,278,267
Future policy benefit reserve                                              227,925             238,753
Unearned premium reserve                                                   872,340             489,171
Funds held under reinsurance treaties                                      347,360             267,105
Losses in the course of payment                                             45,511              89,492
Contingent commissions                                                       1,932               2,119
Other net payable to reinsurers                                             61,244              66,462
Current federal income taxes                                               (16,696)            (30,459)
8.5% Senior notes due 3/15/2005                                            249,780             249,694
8.75% Senior notes due 3/15/2010                                           199,158             199,077
Revolving credit agreement borrowings                                       70,000             105,000
Accrued interest on debt and borrowings                                     13,481              11,944
Other liabilities                                                          308,340             109,013
                                                                      ------------        ------------
  Total liabilities                                                      7,285,957           6,075,638
                                                                      ------------        ------------


Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely subordinated debentures
 ("trust preferred securities")                                            210,000                   -
                                                                      ------------        ------------


SHAREHOLDERS' EQUITY:
Preferred shares, par value: $0.01; 50 million shares authorized;
 no shares issued and outstanding                                                -                   -
Common shares, par value: $0.01; 200 million shares authorized;
 50.9 million shares issued in 2002 and 46.3 million shares
 issued in 2001                                                                513                 463
Additional paid-in capital                                                 618,521             269,945
Unearned compensation                                                         (340)               (115)
Accumulated other comprehensive income, net of
 deferred income taxes of $74.4 million in 2002 and
 $40.8 million in 2001                                                     221,542             113,880
Retained earnings                                                        1,551,360           1,336,404
Treasury shares, at cost; 0.5 million shares
 in 2002 and 0.0 million shares in 2001                                    (22,950)                (55)
                                                                      ------------        ------------
  Total shareholders' equity                                             2,368,646           1,720,522
                                                                      ------------        ------------
TOTAL LIABILITIES, TRUST PREFERRED SECURTIES
 AND SHAREHOLDERS' EQUITY                                             $  9,864,603        $  7,796,160
                                                                      ============        ============

The accompanying notes are an integral part of the consolidated financial statements.

                             EVEREST RE GROUP, LTD.
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                (Dollars in thousands, except per share amounts)



                                                                                Years Ended December 31,
                                                                 --------------------------------------------------------

                                                                     2002                2001                   2000
                                                                 ------------        -------------          ------------
REVENUES:
Premiums earned                                                  $  2,273,677        $   1,467,477          $  1,174,183
Net investment income                                                 350,603              340,441               301,493
Net realized capital (loss) gain                                      (50,043)             (22,313)                  807
Net derivative (expense)                                              (14,509)             (12,218)                    -
Other (expense) income                                                 (2,091)              28,158                 3,341
                                                                 ------------        -------------          ------------
                                                                    2,557,637            1,801,545             1,479,824
                                                                 ------------        -------------          ------------

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses                        1,629,382            1,209,517               884,616
Commission, brokerage, taxes and fees                                 551,787              396,797               272,447
Other underwriting expenses                                            69,916               58,884                51,633
Distribuitions related to trust preferred securities                    2,091                    -                     -
Interest expense on senior notes                                       38,916               38,903                30,896
Interest expense on credit facility                                     3,501                7,101                 8,490
                                                                -------------        -------------          ------------
                                                                    2,295,593            1,711,202             1,248,082
                                                                -------------        -------------          ------------

INCOME BEFORE TAXES                                                   262,044               90,343               231,742

Income tax expense (benefit)                                           30,741               (8,675)               45,362
                                                                -------------        -------------          ------------

NET INCOME                                                      $     231,303        $      99,018          $    186,380
                                                                =============        =============          ============


Other comprehensive income, net of tax                                107,662               41,034                89,547
                                                                -------------        -------------          ------------

COMPREHENSIVE INCOME                                            $     338,965        $     140,052          $    275,927
                                                                =============        =============          ============

PER SHARE DATA:
 Average shares outstanding (000's)                                    50,325               46,174                45,873
 Net income per common share - basic                            $        4.60        $        2.14          $       4.06
                                                                =============        =============          ============


 Average diluted shares outstanding (000's)                            51,139               47,114                46,358
 Net income per common share - diluted                          $        4.52        $        2.10          $       4.02
                                                                =============        =============          ============

The accompanying notes are an integral part of the consolidated financial statements.

                             EVEREST RE GROUP, LTD.
                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                (Dollars in thousands, except per share amounts)


                                                                                   Years Ended December 31,
                                                                     ----------------------------------------------------

                                                                         2002                2001                2000
                                                                     ------------        ------------        ------------
COMMON SHARES (shares outstanding):
Balance, beginning of period                                           46,269,015          46,029,354          46,457,817
Issued during the period                                                5,062,678             239,661             220,157
Treasury shares acquired during the period                               (450,000)                  -            (650,400)
Treasury shares reissued during the period                                      -                   -               1,780
                                                                     ------------        ------------        ------------
Balance, end of period                                                 50,881,693          46,269,015          46,029,354
                                                                     ============        ============        ============

COMMON SHARES (par value):
Balance, beginning of period                                         $        463        $        460        $        509
Retirement of common shares during the period                                   -                   -                 (51)
Issued during the period                                                       50                   3                   2
                                                                     ------------        ------------        ------------
Balance, end of period                                                        513                 463                 460
                                                                     ------------        ------------        ------------

ADDITIONAL PAID IN CAPITAL:
Balance, beginning of period                                              269,945             259,958             390,912
Retirement of treasury shares during the period                                 -                   -            (138,546)
Common shares issued during the period                                    348,576               9,987               7,594
Treasury shares reissued during period                                          -                   -                  (2)
                                                                     ------------        ------------        ------------
Balance, end of period                                                    618,521             269,945             259,958
                                                                     ------------        ------------        ------------

UNEARNED COMPENSATION:
Balance, beginning of period                                                 (115)               (170)               (109)
Net (decrease) increase during the period                                    (225)                 55                 (61)
                                                                     ------------        ------------        ------------
Balance, end of period                                                       (340)               (115)               (170)
                                                                     ------------        ------------        ------------

ACCUMULATED OTHER COMPREHENSIVE INCOME,
 NET OF DEFERRED INCOME TAXES:
Balance, beginning of period                                              113,880              72,846             (16,701)
Net increase during the period                                            107,662              41,034              89,547
                                                                     ------------        ------------        ------------
Balance, end of period                                                    221,542             113,880              72,846
                                                                     ------------        ------------        ------------

RETAINED EARNINGS:
Balance, beginning of period                                            1,336,404           1,250,313           1,074,941
Net income                                                                231,303              99,018             186,380
Dividends declared ( $0.32 per share in 2002, $0.28 per
 share in 2001 and $0.24 per share in 2000)                               (16,347)            (12,927)            (11,008)
                                                                     ------------        ------------        ------------
Balance, end of period                                                  1,551,360           1,336,404           1,250,313
                                                                     ------------        ------------        ------------

TREASURY SHARES AT COST:
Balance, beginning of period                                                  (55)                (55)           (122,070)
Retirement of treasury shares during the period                                 -                   -             138,399
Treasury shares acquired during the period                                (22,895)                  -             (16,426)
Treasury shares reissued during the period                                      -                   -                  42
                                                                     ------------        ------------        ------------
Balance, end of period                                                    (22,950)                (55)                (55)
                                                                     ------------        ------------        ------------

TOTAL SHAREHOLDERS' EQUITY, END OF PERIOD                            $  2,368,646        $  1,720,522        $  1,583,352
                                                                     ============        ============        ============

The accompanying notes are an integral part of the consolidated financial statements.

                             EVEREST RE GROUP, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                                    Twelve Months Ended December 31,
                                                             -------------------------------------------
                                                                2002             2001            2000
                                                             ----------       ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                   $  231,303       $   99,018      $  186,380
 Adjustments to reconcile
  net income to net cash provided by
  operating activities net of effects
  from the purchase of subsidiaries:
  (Increase) in premiums receivable                            (196,940)         (76,342)       (102,802)
  Decrease in funds held by reinsureds, net                     112,906          167,593          29,135
  (Increase) in reinsurance receivables                        (201,644)        (388,131)        (69,160)
  Decrease (increase) in deferred tax asset                       5,713          (27,226)        (16,248)
  Increase in reserve for losses and loss
   adjustment expenses                                          564,029          509,629           1,257
  (Decrease) increase in future policy benefit reserve          (10,828)          32,164               -
  Increase in unearned premiums                                 380,150           89,064          95,076
  (Increase) in other assets and liabilities                   (191,043)         (13,760)        (22,780)
  Non cash compensation (benefit) expense                          (225)              55             (61)
  Accrual of bond discount/amortization of bond premium          (7,503)          (8,494)        (10,138)
  Amortization of underwriting discount on senior notes             167              152             112
  Realized capital losses (gains)                                50,043           22,312            (807)
                                                             ----------       ----------      ----------
Net cash provided by operating activities                       736,128          406,034          89,964
                                                             ----------       ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called -
 available for sale                                             663,088          454,389         191,850
Proceeds from fixed maturities sold -
 available for sale                                           2,029,129          757,825         764,432
Proceeds from equity securities sold                             19,940           33,373          50,259
Proceeds from other invested assets sold                          4,017              305               -
Cost of fixed maturities acquired - available for sale       (3,877,205)      (1,699,010)     (1,762,183)
Cost of equity securities acquired                               (9,788)         (64,267)         (3,380)
Cost of other invested assets acquired                          (24,614)          (4,121)         (1,698)
Net (purchases) sales of short-term securities                  (18,100)         244,509        (256,421)
Net increase (decrease) in unsettled
 securities transactions                                        105,958            1,832            (955)
Payment for purchase of subsidiaries,
 net of cash acquired                                                 -                -         340,130
                                                             ----------       ----------      ----------
Net cash (used in) investing activities                      (1,107,575)        (275,165)       (677,966)
                                                             ----------       ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Acquisition of treasury shares net of reissuances               (22,895)               -         (16,533)
Common shares issued during the period                          348,626            9,990           7,545
Dividends paid to shareholders                                  (16,347)         (12,927)        (11,008)
Proceeds from issuance of senior notes                                -                -         448,507
Proceeds from trust preferred securities                        210,000                -               -
Borrowing on revolving credit agreement                          45,000           22,000         176,000
Repayments on revolving credit agreement                        (80,000)        (152,000)              -
                                                             ----------       ----------      ----------
Net cash provided by (used in) financing activities             484,384         (132,937)        604,511
                                                             ----------       ----------      ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                          24,015           (2,877)         (1,913)
                                                             ----------        ---------      ----------

Net increase (decrease) in cash                                 136,952           (4,945)         14,596
Cash, beginning of period                                        71,878           76,823          62,227
                                                             ----------       ----------      ----------
Cash, end of period                                          $  208,830       $   71,878      $   76,823
                                                             ==========       ==========      ==========

SUPPLEMENTAL CASH FLOW INFORMATION
CASH TRANSACTIONS:
Income taxes paid, net                                       $    9,993       $   24,923      $   63,682
Interest paid                                                $   42,805       $   46,120      $   27,169
NON-CASH OPERATING/INVESTING TRANSACTION:
Shares received from demutualization                         $        -       $   25,921      $        -
NON-CASH FINANCING TRANSACTION:
Issuance of common shares                                    $     (225)      $       55      $      (61)



In the quarter ended December 31, 2000, the Company purchased all of the capital stock of AFC Re, Ltd. for $16,573. In conjunction with the acquisition, the fair value of assets acquired was $231,874 and liabilities assumed was $215,301.

In the quarter ended September 30, 2000, the Company purchased all of the capital stock of Mt. McKinley Insurance Company for $51,800. In conjunction with the acquisition, the fair value of assets acquired was $679,672 and liabilities assumed was $627,872.

The accompanying notes are an integral part of the consolidated financial statements.

                             EVEREST RE GROUP, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.   BUSINESS AND BASIS OF PRESENTATION

Everest Re Group, Ltd. ("Group"), a Bermuda company with its principal executive office in Barbados, was established as a wholly-owned subsidiary of Everest Reinsurance Holdings, Inc. ("Holdings"). On February 24, 2000, a corporate restructuring was completed and Group became the new parent holding company of Holdings. Holders of shares of common stock of Holdings automatically became holders of the same number of common shares of Group. Prior to the restructuring, Group had no significant assets or capitalization and had not engaged in any business or prior activities other than in connection with the restructuring. Group, through its subsidiaries, principally provides reinsurance and insurance in the United States, Bermuda and international markets. As used in this document, the "Company" means Group and its subsidiaries, except when referring to periods prior to February 24, 2000, when it means Holdings and its subsidiaries.

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America. The statements include the following domestic and foreign direct and indirect subsidiaries of Group: Holdings, Everest Reinsurance (Bermuda), Ltd. ("Bermuda Re"), Everest Re Capital Trust ("Capital Trust"), Everest International Reinsurance, Ltd. ("Everest International"), formerly AFC Re Ltd., Mt. McKinley Insurance Company ("Mt. McKinley"), formerly Gibraltar Casualty Company, Everest Global Services, Inc. ("Global Services"), Everest Advisors (Ireland) Limited, Everest Re Advisors, Ltd., Everest Reinsurance Company ("Everest Re"), Everest National Insurance Company ("Everest National"), Everest Indemnity Insurance Company ("Everest Indemnity"), Everest Re Holdings, Ltd. ("Everest Ltd."), Everest Security Insurance Company ("Everest Security"), formerly Southeastern Security Insurance Company, Everest Insurance Company of Canada ("Everest Canada"), Mt. McKinley Managers, L.L.C. ("Managers"), Workcare Southeast, Inc. ("Workcare Southeast"), Workcare Southeast of Georgia, Inc. ("Workcare Georgia") and Workcare, Inc. All amounts are reported in U.S. dollars.

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

C.   UNCOLLECTIBLE REINSURANCE BALANCES

The Company provides reserves for uncollectible reinsurance balances based on management's assessment of the collectibility of the outstanding balances. Such reserves were $31.6 million at December 31, 2002 and $34.4 million at December 31, 2001. See also Note 10.

D.   DEFERRED ACQUISITION COSTS

Acquisition costs, consisting principally of commissions and brokerage expenses and certain premium taxes and fees associated with the Company's reinsurance and insurance business incurred at the time a contract or policy is issued, are deferred and amortized over the period in which the related premiums are earned, generally one year. Deferred acquisition costs are limited to their estimated realizable value based on the related unearned premiums, anticipated claims and claim expenses and anticipated investment income. Deferred acquisition costs amortized to income were $551.8 million, $396.8 million and $272.4 million in 2002, 2001 and 2000, respectively.

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

E.   RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

The reserve for losses and loss adjustment expenses ("LAE") is based on individual case estimates and reports received from ceding companies. A provision is included for losses and LAE incurred but not reported ("IBNR") based on past experience. A provision is also included for certain potential liabilities relating to asbestos and environmental exposures, which liabilities cannot be estimated with traditional reserving techniques. See also Note 3. The reserves are reviewed continually and any changes in estimates are reflected in earnings in the period the adjustment is made. Management believes that adequate provision has been made for the Company's losses and LAE. Loss and LAE reserves are presented gross of reinsurance receivables and incurred losses and LAE are presented net of ceded reinsurance.

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

J.   EARNINGS PER SHARE

Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if options granted under various stock-based compensation plans were exercised resulting in the issuance of common shares that then shared in the earnings of the entity. See also Note 15.

Net income per common share has been computed below, based upon weighted average common and dilutive shares outstanding.

(dollar values in thousands, except per share
  amounts)                                                  2002             2001              2000
                                                          --------         --------          --------
Net income (numerator)                                    $231,303         $ 99,018          $186,380
                                                          ========         ========          ========
Weighted average common and effect of
 dilutive shares used in the computation of
 net income per share:
  Weighted average shares outstanding -
   basic (denominator)                                      50,325           46,174            45,873
  Effect of dilutive shares                                    814              940               485
                                                          --------         --------          --------
  Weighted average shares outstanding -
   diluted (denominator)                                    51,139           47,114            46,358
                                                          ========         ========          ========
Net income per common share:
 Basic                                                    $   4.60         $   2.14          $   4.06
 Diluted                                                  $   4.52         $   2.10          $   4.02

Options to purchase 212,000 common shares at prices ranging from $63.31 to $70.18 per share and 15,000 common shares at prices ranging from $46.09 to $64.97 per share were outstanding at the end of 2002 and 2000, respectively, but were not included in the computation of earnings per diluted share for the respective years because the options' exercise price was greater than the average market price of the common shares at the end of such years. All options to purchase common shares at the end of 2001 were included in the computation of earnings per diluted share because the average market price of the common shares was greater than the options' exercise price at the end of 2001. The options expire on or between October 6, 2005 and September 26, 2012.

K.   UNUSUAL LOSS EVENTS IN 2001

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

As a result of the Enron bankruptcy in 2001, the Company incurred losses, after-tax and net of reinsurance, amounting to $25.0 million. This unusual loss reflects all of the Company's exposures to this event, including underwriting, credit and investment.

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

In connection with the acquisition of Mt. McKinley, Prudential Property and Casualty Insurance Company ("Prupac"), a subsidiary of The Prudential Insurance Company of America ("The Prudential"), provided reinsurance to Mt. McKinley covering 80% ($160.0 million) of the first $200.0 million of any adverse development of Mt. McKinley's reserves as of September 19, 2000 and The Prudential guaranteed Prupac's obligation to Mt. McKinley. The stop loss reinsurance protection that was provided by Mt. McKinley at the time of the Company's initial public offering and other reinsurance contracts between Mt. McKinley and Everest Re remain in effect following the acquisition. However, these contracts became transactions with affiliates effective on the date of the Mt. McKinley acquisition, and their financial impact is thereafter eliminated in consolidation. Effective September 19, 2000, Mt. McKinley and Bermuda Re entered into a loss portfolio transfer reinsurance agreement, whereby Mt. McKinley transferred, for what management believes to be arm's-length consideration, all of its net insurance exposures and reserves to Bermuda Re.

The following unaudited pro forma information assumes the acquisition of Mt. McKinley occurred at the beginning of the year presented. The unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated at the beginning of the year presented, nor is it necessarily indicative of future operating results.

                                                         Years ended December 31,
                                                         ------------------------
                                                                  2000
(dollars in thousands, except per share amounts)               (Unaudited)
                                                         ------------------------
Revenues                                                       $ 1,499,490
Net income                                                     $   188,964
Basic earnings per share                                       $      4.12
Diluted earnings per share                                     $      4.08

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

M.   SEGMENTATION

The  Company,  through  its  subsidiaries,   operates  in  five  segments:  U.S.
Reinsurance, U.S. Insurance, Specialty Underwriting, International and Bermuda. See also Note 17.

N.   CODIFICATION

The NAIC published a codification of statutory accounting principles, which was adopted by the states of domicile of the Company's U.S. operating subsidiaries with an effective date of January 1, 2001. On January 1, 2001, significant changes to the statutory-basis of accounting became effective. The cumulative effect of these changes was recorded as a direct adjustment to statutory surplus. See also Note 13C.

O.   DERIVATIVES

The Company has in its product portfolio three credit default swaps, which it no longer offers, and five specialized equity put options. These products meet the definition of a derivative under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). The Company's position in these contracts is unhedged and is accounted for as a derivative in accordance with FAS 133. Accordingly, these contracts are carried at fair value and are recorded in "Other liabilities" in the statement of financial position and changes in fair value are recorded in the statement of operations.

P.   DEPOSIT ASSETS AND LIABILITIES

In the normal course of its operations, the Company enters into contracts that do not meet the risk transfer provisions of FAS No. 113, "Accounting and Reporting for Reinsurance of Short Duration and Long Duration Contracts". These contracts are accounted for using the deposit accounting method. For these contracts, the Company originally records deposit liabilities for an amount equivalent to the assets received. Actuarial studies are used to estimate the final liabilities under these contracts with any change reflected in the Statement of Operations.

Q.   STOCK-BASED EMPLOYEE COMPENSATION

Prior to 2002, the Company accounted for its stock-based employee compensation plans (See Note 15) under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Effective January 1, 2002, the Company adopted the fair value recognition provisions of FAS No. 123, "Accounting for Stock-Based Compensation, prospectively to all employee awards granted, modified or settled after January 1, 2002.

Had the compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards prior to January 1, 2002 under those plans consistent with the method of FAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

(dollar values in thousands, except per
share amounts)                                                   2002         2001          2000
                                                               --------      -------      --------
Net income                              As reported            $231,303      $99,018      $186,380
                                        Pro forma              $227,562      $95,011      $181,558
Earnings per share - basic              As reported               $4.60        $2.14         $4.06
                                        Pro forma                 $4.52        $2.06         $3.96
Earnings per share - diluted            As reported               $4.52        $2.10         $4.02
                                        Pro forma                 $4.45        $2.02         $3.92

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: (i) dividend yields ranging from 0.5% to 0.9%, (ii) expected volatility ranging from 29.3% to 45.8%, (iii) risk-free interest rates ranging from a low of 3.4% to a high of 7.0% and (iv) expected life of 7.3-7.5 years.

R.   POLICYHOLDER DIVIDENDS

The Company issues certain insurance policies with dividend payment features. These policyholders share in the operating results of their respective policies in the form of dividends declared. Dividends to policyholders are accrued during the period in which the related premiums are earned and are determined based on the terms of the individual policies.

S.  APPLICATION OF NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board issued FAS 142, "Goodwill and Other Intangible Assets". FAS 142 established new accounting and reporting standards for acquired goodwill and other intangible assets. It requires that an entity determine if other intangible assets have an indefinite useful life or a finite useful life. Goodwill and those intangible assets with indefinite useful lives are not subject to amortization and must be tested at least annually for impairment. Those with finite useful lives are subject to amortization and must be tested annually for impairment. This statement is effective for all fiscal quarters of all fiscal years beginning after December 15, 2001. The Company adopted FAS 142 on January 1, 2002. The implementation of this statement has not had a material impact on the financial position, results of operations or cash flows of the Company.

2.   INVESTMENTS

The amortized cost, market value, and gross unrealized appreciation and depreciation of fixed maturity investments and equity securities are presented in the tables below:


(dollar values in thousands)                           Amortized       Unrealized       Unrealized        Market
                                                          Cost        Appreciation     Depreciation       Value
                                                       ----------     ------------     ------------     ----------
As of December 31, 2002
Fixed maturities - available for sale
 U.S. Treasury securities and obligations
  of U.S. government agencies and corporations         $  506,583     $     10,143     $        475     $  516,251
 Obligations of U.S. states and political
  subdivisions                                          2,520,597          144,574            2,593      2,662,578
 Corporate securities                                   2,066,060          119,234           31,770      2,153,524
 Mortgage-backed securities                               839,477           43,038            1,086        881,429
 Foreign government securities                            312,723           25,152                -        337,875
 Foreign corporate securities                             215,399           14,273            1,471        228,201
                                                       ----------     ------------     ------------     ----------
Total fixed maturities                                 $6,460,839     $    356,414     $     37,395     $6,779,858
                                                       ==========     ============     ============     ==========
Equity securities                                      $   56,841     $         66     $      9,435     $   47,473
                                                       ==========     ============     ============     ==========

As of December 31, 2001
Fixed maturities - available for sale
 U.S. Treasury securities and obligations
  of U.S. government agencies and corporations         $  114,814     $      5,243     $        127     $  119,930
 Obligations of U.S. states and political
  subdivisions                                          1,762,867           78,427            2,768      1,838,526
 Corporate securities                                   2,254,674           77,643           39,516      2,292,801
 Mortgage-backed securities                               701,175           28,260              790        728,645
 Foreign government securities                            194,920           18,145              123        212,942
 Foreign corporate securities                             260,410           10,191            1,861        268,740
                                                       ----------     ------------     ------------     ----------
Total fixed maturities                                 $5,288,860     $    217,909     $     45,185     $5,461,584
                                                       ==========     ============     ============     ==========
Equity securities                                      $   66,357     $      1,393     $        439     $   67,311
                                                       ==========     ============     ============     ==========

The amortized cost and market value of fixed maturities are shown in the following table by contractual maturity. Mortgage-backed securities generally are more likely to be prepaid than other fixed maturities. As the stated maturity of such securities may not be indicative of actual maturities, the total for mortgage-backed securities is shown separately.

                                                  December 31, 2002
                                               --------------------------
                                               Amortized         Market
(dollar values in thousands)                      Cost           Value
                                               ----------      ----------
Fixed maturities - available for sale
 Due in one year or less                       $   74,008      $   75,821
 Due after one year through five years          1,554,004       1,628,579
 Due after five years through ten years         1,442,819       1,519,724
 Due after ten years                            2,550,531       2,674,305
 Mortgage-backed securities                       839,477         881,429
                                               ----------      ----------
Total                                          $6,460,839      $6,779,858
                                               ==========      ==========

Proceeds from sales of fixed maturity investments during 2002, 2001 and 2000 were $2,029.1 million, $757.8 million and $764.4 million, respectively. Gross gains of $91.9 million, $19.3 million and $9.3 million and gross losses of $106.0 million, $46.0 million and $27.8 million were realized on those fixed maturity sales during 2002, 2001 and 2000, respectively. Proceeds from sales of equity security investments during 2002, 2001 and 2000 were $19.9 million, $33.3 million and $50.3 million, respectively. Gross gains of $0.9 million, $13.4 million and $21.0 million and gross losses of $0.3 million, $0.1 million and $1.7 million were realized on those equity sales during 2002, 2001 and 2000, respectively.

The changes in net unrealized gains (losses) of investments of the Company are derived from the following sources:

                                                                 Years Ended December 31,
                                                         --------------------------------------
(dollar values in thousands)                               2002            2001          2000
                                                         --------------------------------------
Increase (decrease) during the period between the
 market value and cost of investments carried at
 market value, and deferred tax thereon:
 Equity securities                                       $(10,323)      $(13,197)      $(26,318)
 Fixed maturities                                         146,295         70,511        157,560
 Other invested assets                                        (32)            20             24
 Deferred taxes                                           (31,741)       (12,550)       (40,288)
                                                         --------       --------       --------
Increase in unrealized appreciation, net of
 deferred taxes, included in shareholders' equity        $104,199       $ 44,784       $ 90,978
                                                         ========       ========       ========

The components of net investment income are presented in the table below:

                                                    Years Ended December 31,
                                             --------------------------------------
(dollar values in thousands)                   2002           2001           2000
                                             --------------------------------------
Fixed maturities                             $379,062       $ 358,980      $302,094
Equity securities                                 861             895         1,198
Short-term investments                          5,087           7,562         9,968
Other interest income                           1,708           4,132         3,145
                                             --------------------------------------
Total gross investment income                 386,718         371,569       316,405
                                             --------------------------------------
Interest on funds held                         19,205          11,463        11,316
Interest credited to future policy
 benefit reserves                              14,036          14,557             -
Other investment expenses                       2,874           5,108         3,596
                                             --------------------------------------
Total investment expenses                      36,115          31,128        14,912
                                             --------------------------------------
Total net investment income                  $350,603       $ 340,441      $301,493
                                             ======================================

The components of realized capital (losses) gains are presented in the table below:

                                              Years Ended December 31,
                                       --------------------------------------
(dollar values in thousands)             2002            2001          2000
                                       --------------------------------------
Fixed maturities                       $(50,689)       $(35,645)     $(18,402)
Equity securities                           620          13,326        19,261
Short-term investments                       26               6           (52)
                                       --------------------------------------
Total                                  $(50,043)       $(22,313)      $   807
                                       ======================================

The net realized capital losses for 2002 and 2001 include $101.3 million and $22.6 million respectively, relating to write-downs in the value of securities deemed to be impaired on an other than temporary basis.

Securities with a carrying value amount of $424.2 million at December 31, 2002 were on deposit with various state or governmental insurance departments in compliance with insurance laws.

During 2001, the Company sold five European put options based on the Standard & Poor's 500 ("S & P 500") index for total consideration, net of commission, of $16.9 million. These contracts each have a single exercise date with maturities ranging from 18 to 30 years and strike prices ranging from $1,141.21 to $1,540.63. No amounts would be payable under these contracts if the S & P 500 index is at or above the strike price on the exercise dates. If the S & P 500 index is lower than the strike price on the applicable exercise date, the amount due would vary proportionately with the percentage the index was below the strike price. Based on historical index values and trends, the Company estimates the probability for each contract of the S & P index being below the strike price on the exercise date ranges from .78% to 10.64%. The theoretical maximum payouts under the contracts would occur if on each of the exercise dates the S&P 500 index value were zero. The present value of these theoretical maximum payouts using a 6% discount factor is $144.1 million.

Since there are no published market values available for these long term index put options, a Black-Scholes model is used to estimate market value. The factors used in determining market value are; the S & P 500 index value at the financial statement date, current interest rates matching the duration of the puts, and estimated volatility with current market option volatility extrapolated to the put maturities using historical data. Movements in the mark to model are reflected through the income statement.

During 2000, the Company entered into three credit swap derivative contracts which provide credit default protection on a portfolio of referenced securities. Due to changing credit market conditions and defaults, the Company recorded net after-tax losses from these contracts of $3.9 million and $13.7 million in 2002 and 2001, respectively, to reflect them at fair value, with the 2001 losses principally attributable to the Company's exposure to the Enron bankruptcy. As of December 31, 2002 and 2001, the remaining maximum after-tax net loss exposure under these contracts is $3.1 million and $6.6 million, respectively.

The Company's position in these contracts is unhedged and is accounted for as derivatives in accordance with FAS 133. Accordingly, these contracts are carried at fair value with changes in fair value recorded in the statement of operations.

3.   RESERVE FOR LOSSES AND LAE

Activity in the reserve for losses and LAE is summarized as follows:

                                                Years Ended December 31,
                                       ------------------------------------------
(dollar values in thousands)              2002            2001            2000
                                       ----------      ----------      ----------
Reserves at January 1                  $4,278,267      $3,786,178      $3,646,992
 Less reinsurance recoverables            883,460         488,824         727,780
                                       ----------      ----------      ----------
 Net balance at January 1               3,394,807       3,297,354       2,919,212
                                       ----------      ----------      ----------
Incurred related to:
 Current year                           1,489,271       1,209,470         876,829
 Prior years                              140,111              47           7,787
                                       ----------      ----------      ----------
 Total incurred losses and LAE          1,629,382       1,209,517         884,616
                                       ----------      ----------      ----------
Paid related to:
 Current year  (1)                        314,506         393,958        (166,955)
 Prior years                              892,690         718,106         673,429
                                       ----------      ----------      ----------
 Total paid losses and LAE              1,207,196       1,112,064         506,474
                                       ----------      ----------      ----------
Net balance at December 31              3,816,993       3,394,807       3,297,354
 Plus reinsurance recoverables          1,088,589         883,460         488,824
                                       ----------      ----------      ----------
 Balance at December 31                $4,905,582      $4,278,267      $3,786,178
                                       ==========      ==========      ==========

-----------
(1) Current year paid losses for 2000 are net of ($483,789) resulting from the acquisition of Mt. McKinley.

Prior year incurred losses increased by $140.1 million in 2002 and $7.8 million in 2000. The increase in 2002 was the result of modest reserve strengthening in select areas, most notably in directors and officers, surety and workers' compensation lines, and with respect to asbestos exposures, while the increase in 2000 was the result of normal reserve development inherent in the uncertainty in establishing loss and LAE reserves, as well as the impact of foreign exchange rate fluctuations on loss reserves for both periods. See also Note 1L.

Activity in the reserve for future policy benefits is summarized as follows:

                                                Years Ended December 31,
                                         --------------------------------------
(dollar values in thousands)               2002           2001           2000
                                         --------       --------       --------
Balance at beginning of year             $238,753       $206,589       $      -
Liabilities assumed                         6,563         42,439        206,589
Adjustments to reserves                     8,519         10,802              -
Benefits paid in the current year         (25,910)       (21,077)             -
                                         --------       --------       --------
Balance at end of year                   $227,925       $238,753       $206,589
                                         ========       ========       ========

The Company continues to receive claims under expired contracts which assert alleged injuries and/or damages relating to or resulting from environmental pollution and hazardous substances, including asbestos. The Company's asbestos claims typically involve potential liability for bodily injury from exposure to asbestos or for property damage resulting from asbestos or products containing asbestos. The Company's environmental claims typically involve potential liability for (a) the mitigation or remediation of environmental contamination or (b) bodily injury or property damages caused by the release of hazardous substances into the land, air or water.

The Company's reserves include an estimate of the Company's ultimate liability for asbestos and environmental ("A&E") claims for which ultimate value cannot be estimated using traditional reserving techniques. There are significant uncertainties in estimating the amount of the Company's potential losses from asbestos and environmental claims. Among the complications are: (a) potentially long waiting periods between exposure and manifestation of any bodily injury or property damage; (b) difficulty in identifying sources of asbestos or environmental contamination; (c) difficulty in properly allocating responsibility and/or liability for asbestos or environmental damage; (d) changes in underlying laws and judicial interpretation of those laws; (e) potential for an asbestos or environmental claim to involve many insurance providers over many policy periods; (f) long reporting delays, both from insureds to insurance companies and ceding companies to reinsurers; (g) historical data on asbestos and environmental losses, which is more limited and variable than historical information on other types of casualty claims; (h) questions concerning interpretation and application of insurance and reinsurance coverage; and (i) uncertainty regarding the number and identity of insureds with potential asbestos or environmental exposure.

With respect to asbestos claims in particular, several additional factors have emerged recently that further compound the difficulty in estimating the Company's liability. These developments include: (a) continued growth in the number of claims filed, in part reflecting a much more aggressive plaintiff bar;
(b) a disproportionate percentage of claims filed by individuals with no functional injury from asbestos, claims with little to no financial value but that have increasingly been considered in jury verdicts and settlements; (c) the growth in the number and significance of bankruptcy filings by companies as a result of asbestos claims; (d) the growth in claim filings against defendants formerly regarded as "peripheral"; (e) the concentration of claims in a small number of states that favor plaintiffs; (f) the growth in the number of claims that might impact the general liability portion of insurance policies rather than the product liability portion; (g) responses in which specific courts have adopted measures to ameliorate the worst procedural abuses; and (h) the potential that the U. S. Congress or state legislatures may consider legislation to address the asbestos litigation issue.

Management believes that these uncertainties and factors continue to render reserves for A&E losses significantly less subject to traditional actuarial analysis than are reserves for other types of losses. Given these uncertainties, management believes that no meaningful range for such ultimate losses can be established. The Company establishes reserves to the extent that, in the judgment of management, the facts and prevailing law reflect an exposure for the Company or its ceding companies. In connection with the acquisition of Mt. McKinley, which has significant exposure to asbestos and environmental claims, Prupac, a subsidiary of The Prudential, provided reinsurance to Mt. McKinley covering 80% ($160.0 million) of the first $200.0 million of any adverse development of Mt. McKinley's reserves as of September 19, 2000 and The Prudential guaranteed Prupac's obligations to Mt. McKinley. Through December 31, 2002, cessions under this reinsurance agreement have reduced the available remaining limits to $81.1 million net of coinsurance. Due to the uncertainties discussed above, the ultimate losses may vary materially from current loss reserves and, depending on coverage under the Company's various reinsurance arrangements, could have a material adverse effect on the Company's future financial condition, results of operations and cash flows.

The following table shows the development of prior year A&E reserves on both a gross and net of retrocessional basis for the years ended December 31, 2002, 2001 and 2000:


(dollar values in thousands)            2002            2001           2000
                                      ---------------------------------------
Gross basis
Beginning of reserves                 $644,390        $693,704       $614,236
Incurred losses                         95,004          29,673         (5,852)
Paid losses                            (71,472)        (78,987)        85,320
                                      --------        --------       --------
End of period reserves                $667,922        $644,390       $693,704
                                      ========        ========       ========

Net basis
Beginning of reserves                 $568,592        $628,535       $365,069
Incurred losses                         23,491           5,155         (5,800)
Paid losses  (1)                       (64,621)        (65,098)       269,266
                                      --------        --------       --------
End of period reserves                $527,462        $568,592       $628,535
                                      ========        ========       ========

(1) Reported losses and paid losses for 2000 are net of ($311.3) million and $311.3 million, respectively, reflecting the establishment of Mt. McKinley's reserves at the acquisition date. Net paid losses, excluding the impact of the Mt. McKinley acquisition transaction, were ($42.3) million.

At December 31, 2002, the gross reserves for asbestos and environmental losses were comprised of $112.5 million representing case reserves reported by ceding companies, $55.5 million representing additional case reserves established by the Company on assumed reinsurance claims, $110.5 million representing case reserves established by the Company on direct excess insurance claims, including Mt. McKinley, $151.6 million representing case reserves resulting from the acquisition of Mt. McKinley and $237.8 million representing IBNR reserves.

4.   CREDIT LINE

On December 21, 1999, Holdings entered into a three-year senior revolving credit facility with a syndicate of lenders (the "Credit Facility"). On November 21, 2002, the maturity date of the Credit Facility was extended to December 19, 2003. Wachovia Bank, National Association (formerly First Union National Bank) is the administrative agent for the Credit Facility. The Credit Facility is used for liquidity and general corporate purposes. The Credit Facility provides for the borrowing of up to $150.0 million with interest at a rate selected by Holdings equal to either (1) the Base Rate (as defined below) or (2) an adjusted London InterBank Offered Rate ("LIBOR") plus a margin. The Base Rate is the higher of the rate of interest established by Wachovia Bank from time to time as its prime rate or the Federal Funds rate plus 0.5% per annum. On December 18, 2000, the Credit Facility was amended to extend the borrowing limit to $235.0 million for a period of 120 days. This 120-day period expired during the three months ended March 31, 2001 and the limit reverted to $150.0 million. The amount of margin and the fees payable for the Credit Facility depend upon Holding's senior unsecured debt rating. Group has guaranteed Holdings' obligations under the Credit Facility.

The Credit Facility agreement requires the Company to maintain a debt to capital ratio of not greater than 0.35 to 1, Holdings to maintain a minimum interest coverage ratio of 2.5 to 1 and Everest Re to maintain statutory surplus at $850.0 million plus 25% of future aggregate net income and 25% of future aggregate capital contributions. As of December 31, 2002, the Company was in compliance with these requirements.

During the years ended December 31, 2002, 2001 and 2000, Holdings made payments on the Credit Facility of $80.0 million, $152.0 million and $0.0 million, respectively. During the years ended December 31, 2002, 2001 and 2000, Holdings had new Credit Facility borrowings of $45.0 million, $22.0 million and $176.0 million, respectively. As of December 31, 2002 and 2001, Holdings had outstanding Credit Facility borrowings of $70.0 million and $105.0 million, respectively. Interest expense incurred in connection with these borrowings was $3.5 million, $7.1 million and $8.5 million for the years ended December 31, 2002, 2001 and 2000, respectively.

5.   SENIOR NOTES

On March 14, 2000, Holdings completed public offerings of $200.0 million principal amount of 8.75% senior notes due March 15, 2010 and $250.0 million principal amount of 8.5% senior notes due March 15, 2005. During 2000, the net proceeds of these offerings and additional funds were distributed by Holdings to Group. Interest expense incurred in connection with these senior notes was $38.9 million, $38.9 million and $30.9 million for the years ending December 31, 2002, 2001, and 2000, respectively.

6.   TRUST PREFERRED SECURITIES

In November 2002, pursuant to a trust agreement between Holdings and JPMorgan Chase Bank, the property trustee, and Chase Manhattan Bank USA, the Delaware trustee, Capital Trust completed a public offering of $210.0 million of 7.85% trust preferred securities, resulting in net proceeds of $203.4 million. The proceeds of the issuance were used to purchase $210 million of 7.85% junior subordinated debt securities of Holdings that will be held in trust by the property trustee for the benefit of the holders of the trust preferred securities. Holdings used the proceeds from the sale of the junior subordinated debt for general corporate purposes and made capital contributions to its operating subsidiaries.

Capital Trust will redeem all of the outstanding trust preferred securities when the junior subordinated debt securities are paid at maturity on November 15, 2032. Holdings may elect to redeem the junior subordinated debt securities, in whole or in part, at any time after November 14, 2007. If such an early redemption occurs, the outstanding trust preferred securities will also be proportionately redeemed.

Distributions on the trust preferred securities will be cumulative and pay quarterly in arrears. Distributions relating to the trust preferred securities for the year ended December 31, 2002 were $2.1 million.

7.   LETTERS OF CREDIT

The Company has arrangements available for the issue of letters of credit, which letters are generally collateralized by the Company's cash and investments. At December 31, 2002, $156.5 million of letters of credit were issued and outstanding under these arrangements, generally supporting reinsurance provided by the Company's non-U.S. operations. The following table summarizes the Company's letters of credit as of December 31, 2002. All dollar amounts are in the thousands.


                                                                                  Year of
Bank                                    Commitment           In Use               Expiry
------------------------------------------------------------------------------------------
Citibank                                 $100,000           $ 25,411            12/31/2003
                                                            $ 64,000            12/31/2006
Wachovia                                 $100,000           $      -                   N/A
Citibank (London)                      Individual           $  3,208             1/28/2005
                                                            $  1,272            12/31/2005
                                                            $ 62,641            12/31/2006



8.   OPERATING LEASE AGREEMENTS

The future minimum rental commitments, exclusive of cost escalation clauses, at December 31, 2002 for all of the Company's operating leases with remaining non-cancelable terms in excess of one year are as follows:

                               --------------------------
                              (dollar values in thousands)
                               --------------------------
2003                                              $ 5,518
2004                                                5,445
2005                                                4,954
2006                                                4,849
2007                                                4,680
Thereafter                                         15,068
                               --------------------------
Net commitments                                   $40,514
                               ==========================

All of these leases, the expiration terms of which range from 2004 to 2013, are for the rental of office space. Rental expense, net of sublease rental income, was $6.7 million, $5.8 million and $4.5 million for 2002, 2001 and 2000, respectively.

9.   INCOME TAXES

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


All the income of the U.S. subsidiaries is subject to the applicable federal, foreign, state and local taxes on corporations. The provision for income taxes in the consolidated statement of income has been determined by reference to the individual income of each entity and the respective applicable tax laws. It reflects the permanent differences between financial and taxable income relevant to each entity. The significant components of the provision are as follows:

                                                        Years Ended December 31,
                                                  ------------------------------------
(dollar values in thousands)                       2002           2001          2000
                                                  -------        -------       -------
Current tax:
 U.S.                                             $12,717        $   (46)      $62,941
 Foreign                                           12,317          5,938          (289)
                                                  -------        -------       -------
 Total current tax                                 25,034          5,892        62,652
Total deferred U.S. tax expense (benefit)           5,707        (14,567)      (17,290)
                                                  -------        -------       -------
 Total income tax expense (benefit)               $30,741        $(8,675)      $45,362
                                                  =======        =======       =======

The weighted average expected tax provision has been calculated using the pre-tax income (loss) in each jurisdiction multiplied by that jurisdiction's applicable statutory tax rate. Reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate for the years ended December 31, 2002 and 2001 is provided below:

                                                          Years Ended December 31,
                                                          ------------------------
(dollar values in thousands)                               2002             2001
                                                          -------         --------
Expected tax provision at weighted average rate           $49,354         $ 10,676
Increase (reduction) in taxes resulting from:
 Tax exempt income                                        (36,949)         (33,039)
 Disallowed expenses                                        5,671            5,310
 State taxes, net of federal benefit                          750            1,000
 Other                                                     11,915            7,378
                                                          -------         --------
 Total income tax (benefit) provision                     $30,741         $ (8,675)
                                                          =======         ========

Deferred income taxes reflect the tax effect of the temporary differences between the value of assets and liabilities for financial statement purposes and such values as measured by the U.S. tax laws and regulations. The principal items making up the net deferred income tax asset are as follows:

                                                           December 31,
                                                    -------------------------
(dollar values in thousands)                          2002             2001
                                                    --------         --------
Deferred tax assets:
   Reserve for losses and LAE                       $184,963         $226,532
   Unearned premium reserve                           46,224           29,765
   Foreign currency translation                        4,965            6,848
   Impairments                                         7,799                -
   Deferred compensation                               7,599                -
   Capital loss carryforward                             371                -
   Net operating loss and foreign tax
    credit carryforwards                              17,956           21,159
   Other assets                                       17,632                -
                                                    --------         --------
Total deferred tax assets                            287,509          284,304
                                                    --------         --------

Deferred tax liabilities:
   Deferred acquisition costs                         58,638           40,232
   Investments                                         8,019                -
   Net unrealized appreciation of
    investments                                       79,357           47,616
   Other liabilities                                   2,319           17,949
                                                    --------         --------
Total deferred tax liabilities                       148,333          105,797
                                                    --------         --------
Net deferred tax assets                             $139,176         $178,507
                                                    ========         ========

Management believes that it is more likely than not that the Company will realize the benefits of its net deferred tax assets and, accordingly, no valuation allowance has been recorded for the periods presented.

Tax benefits of $0.7 million and $3.4 million related to compensation expense deductions for stock options exercised in 2002 and 2001, respectively, are reflected in the change in shareholders' equity in "additional paid in capital".

10.  REINSURANCE

The Company utilizes reinsurance agreements to reduce its exposure to large claims and catastrophic loss occurrences. These agreements provide for recovery from reinsurers of a portion of losses and loss expenses under certain circumstances without relieving the insurer of its obligation to the policyholder. Losses and LAE incurred and earned premiums are after deduction for reinsurance. In the event reinsurers were unable to meet their obligations under reinsurance agreements, the Company would not be able to realize the full value of the reinsurance recoverable balances. The Company may hold partial collateral, including letters of credit and funds held, under these agreements. See also Note 1C.

The Company considers the purchase of corporate level retrocessions covering the potential accumulation of all exposures. For 1999, the Company purchased an accident year aggregate excess of loss retrocession agreement which provided up to $175.0 million of coverage if Everest Re's consolidated statutory basis accident year loss ratio exceeded a loss ratio attachment point provided in the contract for the 1999 accident year. During 2000 and 2001, the Company ceded $70.0 million and $105.0 million of losses, respectively, to this cover, reducing the limit available under the contract to $0.0 million. For 2000, the Company purchased an accident year aggregate excess of loss retrocession agreement which provided up to $175.0 million of coverage if Everest Re's consolidated statutory basis accident year loss ratio exceeded a loss ratio attachment point provided in the contract for the 2000 accident year. During 2002, the Company ceded $90.0 million of losses to this cover, reducing the limit available under the contract to $85.0 million. For 2001, the Company purchased an accident year aggregate excess of loss retrocession agreement which provided up to $175.0 million of coverage if Everest Re's consolidated statutory basis accident year loss ratio exceeded a loss ratio attachment point provided in the contract for the 2001 accident year. During 2001 and 2002, the Company ceded $164.0 million and $11.0 million of losses, respectively, to this cover, reducing the limit available under the contract to $0.0 million.

In addition, the Company has coverage under an aggregate excess of loss reinsurance agreement provided by Prupac, a wholly-owned subsidiary of The
Prudential, in connection with the Company's acquisition of Mt. McKinley in September 2000. This agreement covers 80% or $160 million of the first $200 million of any adverse loss reserve development on the carried reserves of Mt. McKinley at the date of acquisition and reimburses the Company as such losses are paid by the Company. There were $78.9 million of cessions under this reinsurance at December 31, 2002, reducing the limit available under the contract to $81.1 million.

In connection with the Mt. McKinley acquisition, Prupac also provided excess of loss reinsurance for 100% of the first $8.5 million of loss with respect to certain of Mt. McKinley's retrocessions and potentially uncollectible reinsurance coverage. There were $0.0 million and $3.6 million of cessions under this reinsurance during the periods ending December 31, 2002 and 2001, respectively, reducing the limit available under the contract to $2.4 million.

Written and earned premiums are comprised of the following:


                                                             Years Ended December 31,
                                                 ---------------------------------------------
(dollar values in thousands)                        2002             2001              2000
                                                 ----------       ----------        ----------
Written premium:
 Direct                                          $  864,335       $  438,837        $  224,606
 Assumed                                          1,982,166        1,435,804         1,161,004
 Ceded                                             (208,881)        (314,499)         (166,704)
                                                 ----------       ----------        ----------
 Net written premium                             $2,637,620       $1,560,142        $1,218,906
                                                 ==========       ==========        ==========
Earned premium:
 Direct                                          $  672,823       $  380,178        $  139,413
 Assumed                                          1,793,461        1,412,734         1,156,297
 Ceded                                             (192,607)        (325,435)         (121,527)
                                                 ----------       ----------        ----------
 Net earned premium                              $2,273,677       $1,467,477        $1,174,183
                                                 ==========       ==========        ==========

The amounts deducted from losses and LAE incurred for net reinsurance recoveries were $287.7 million, $486.3 million and $161.6 million for the years ended December 31, 2002, 2001 and 2000, respectively.

As of December 31, 2002, the Company carried as an asset $1,116.4 million in reinsurance receivables with respect to losses ceded. Of this amount, $440.0 million, or 39.4%, was receivable from subsidiaries of London Reinsurance Group ("London Life"), $145.0 million, or 13.0%, was receivable from Continental Insurance Company ("Continental") and $78.9 million, or 7.1%, was receivable from Prupac. As of December 31, 2001, the Company carried as an asset $895.1 million in reinsurance receivables with respect to losses ceded. Of this amount, $339.0 million, or 37.9%, was receivable from subsidiaries of London Life and $145.0 million, or 16.2%, was receivable from Continental. No other retrocessionaire accounted for more than 5% of the Company's receivables.

The Company's arrangements with London Life and Continental are managed on a funds held basis, which means that the Company has not released premium payments to the retrocessionaire but rather retains such payments to secure obligations of the retrocessionaire, records them as a liability, credits interest on the balances and reduces the liability account as payments become due. As of December 31, 2002, such funds had reduced the Company's net exposure to London Life to $190.2 million, effectively 100% of which has been secured by letters of credit, and its exposure to Continental to $60.9 million. As of December 31, 2001, such funds reduced the Company's net exposure to London Life to $158.9 million, 100% of which was secured by letters of credit, and its exposure to Continental to $67.9 million. Prupac's obligations are guaranteed by The Prudential.

11.  COMPREHENSIVE INCOME

The components of comprehensive income for the periods ending December 31, 2002, 2001 and 2000 are shown in the following table:


(dollar values in thousands)                              2002             2001             2000
                                                        --------         --------         --------
Net income                                              $231,303         $ 99,018         $186,380
                                                        --------         --------         --------
Other comprehensive income, before tax:
 Foreign currency translation adjustments                  5,346           (5,931)          (2,202)
 Unrealized gains on securities arising during the
  period                                                  85,897           35,021          131,822
 Less:  reclassification adjustment for
  realized losses (gains) included in net
  income                                                  50,043           22,313             (807)
                                                        --------         --------         --------
Other comprehensive income, before tax
                                                         141,286           51,403          128,813
                                                        --------         --------         --------

Income tax expense related to items of other
 comprehensive income:
 Tax expense (benefit) from foreign
  currency translation                                     1,883           (2,181)            (771)
 Tax expense from unrealized
  gains arising during the period                         13,146            7,039           40,319
 Tax (benefit) expense from realized (losses) gains
  included in net income                                 (18,595)          (5,511)             282
                                                        --------         --------         --------
Income tax expense related to
 items of other comprehensive income:                     33,624           10,369           39,266

Other comprehensive income, net of tax                   107,662           41,034           89,547
                                                        --------         --------         --------

Comprehensive income                                    $338,965         $140,052         $275,927
                                                        ========         ========         ========

The following table shows the components of the change in accumulated other comprehensive income for the years ending December 31, 2002 and 2001.


(dollar values in thousands)                                        2002                             2001
                                                           -----------------------------------------------------------
Beginning balance of accumulated other
 comprehensive income                                                         $113,880                        $ 72,846
                                                                              --------                        --------
Beginning balance of foreign currency
 translation adjustments                                   $ (12,184)                        $ (8,434)
Current period change in foreign currency
 translation adjustments                                       3,463             3,463         (3,750)          (3,750)
                                                           ---------          --------       --------         --------
Ending balance of foreign currency
 translation adjustments                                      (8,721)                         (12,184)
                                                           ---------                         --------

Beginning balance of unrealized gains on
 securities                                                  126,064                           81,280
Current period change in unrealized gains
 on securities                                               104,199           104,199         44,784           44,784
                                                           ---------          --------       --------         --------
Ending balance of unrealized gains on
 securities                                                  230,263                          126,064
                                                           ---------                         --------

Current period change in accumulated
 other comprehensive income                                                    107,662                          41,034
                                                                              --------                        --------

Ending balance of accumulated other
 comprehensive income                                                         $221,542                        $113,880
                                                                              ========                        ========

12.  EMPLOYEE BENEFIT PLANS

A.   DEFINED BENEFIT PENSION PLANS

The Company maintains both qualified and non-qualified defined benefit pension plans for its U.S. employees. Generally, the Company computes the benefits based on average earnings over a period prescribed by the plans and credited length of service. The Company was not required to fund contributions to its qualified defined benefit pension plan for the years ended December 31, 2001 and 2000 because the Company's qualified plan was subject to the full funding limitation under the Internal Revenue Service guidelines. The Company's non-qualified defined benefit pension plan, effected in October 1995, provides compensating pension benefits for participants whose benefits have been curtailed under the qualified plan due to Internal Revenue Code limitations.

Although not required under Internal Revenue Service guidelines, the Company contributed $3.2 million and $2.0 million to the qualified, and non-qualified plans respectively in 2002. The change in the accumulated pension benefit obligation reflects the net effect of amendments made to the plans during 2002 and 2001. Pension expense for the Company's plans for the years ended December 31, 2002, 2001 and 2000 were $3.6 million, $1.6 million and $1.0 million, respectively.

The following table summarizes the status of these plans:

                                                        Years Ended December 31,
                                                        -----------------------
(dollar values in thousands)                             2002            2001
                                                        -------         -------
Change in projected benefit obligation:
 Benefit obligation at beginning of year                $31,402         $24,572
 Service cost                                             1,877           1,398
 Interest cost                                            2,376           1,921
 Change in accumulated benefit obligation                   784
                                                                             36
 Actuarial gain                                           3,666           3,786
 Benefits paid                                             (309)           (311)
                                                        -------         -------
 Benefit obligation at end of year                       39,796          31,402
                                                        -------         -------

Change in plan assets:
 Fair value of plan assets at beginning of year          20,868          20,200
 Actual return on plan assets                            (2,387)           (250)
 Actual contributions during the year                     5,172           1,229
 Benefits paid                                             (309)           (311)
                                                        -------         -------
 Fair value of plan assets at end of year                23,344          20,868
                                                        -------         -------

 Funded status                                          (16,453)        (10,534)
 Unrecognized prior service cost                            811             924
 Unrecognized net loss                                   11,738           4,099
                                                        -------         -------
 (Accrued) pension cost                                 $(3,904)        $(5,511)
                                                        =======         =======

Plan assets are comprised of shares in investment trusts with approximately 77% and 23% of the underlying assets consisting of equity securities and fixed maturities, respectively.

Net periodic pension cost included the following components:

                                                                 Years Ended December 31,
                                                          --------------------------------------
(dollar values in thousands)                               2002            2001           2000
                                                          -------         -------        -------
Service cost                                              $ 1,877         $ 1,397        $ 1,351
Interest cost                                               2,376           1,921          1,628
Expected return on assets                                  (1,861)         (1,905)        (1,915)
Amortization of net loss (gain) from earlier periods          275              21           (225)
Amortization of unrecognized prior service cost               898             148            147
                                                          -------         -------        -------
Net periodic pension cost                                 $ 3,565         $ 1,582        $   986
                                                          =======         =======        =======

The weighted average discount rates used to determine the actuarial present value of the projected benefit obligation for 2002, 2001 and 2000 are 6.75%, 7.0% and 7.5%, respectively. The rate of compensation increase used to determine the actuarial present value of the projected benefit obligation for 2002, 2001 and 2000 is 4.50%. The expected long-term rate of return on plan assets for 2002, 2001 and 2000 is 9.0%.

The Company also maintains both qualified and non-qualified defined contribution plans ("Savings Plan" and "Non-Qualified Savings Plan", respectively) covering U.S. employees. Under the plans, the Company contributes up to a maximum 3% of the participants' compensation based on the contribution percentage of the employee. The Non-Qualified Savings Plan provides compensating savings plan benefits for participants whose benefits have been curtailed under the Savings Plan due to Internal Revenue Code limitations. The Company's incurred expenses related to these plans were $0.7 million, $0.6 million and $0.6 million for 2002, 2001 and 2000, respectively.

In addition, the Company maintains several defined contribution pension plans covering non-U.S. employees. Each non-U.S. office (Canada, London, Belgium, Hong Kong, Singapore and Bermuda) maintains a separate plan for the non-U.S. employees working in that location. The Company contributes various amounts based on salary, age, and/or years of service. The contributions as a percentage of salary for the branch offices range from 2% to 12%. The contributions are generally used to purchase pension benefits from local insurance providers. The Company's incurred expenses related to these plans were $0.4 million, $0.4 million and $0.3 million for 2002, 2001 and 2000, respectively.

B.   POST-RETIREMENT PLAN

Beginning January 1, 2002, the Company established the Retiree Health Plan. This plan provides health care benefits for eligible retired employees (and their eligible dependants), who have elected coverage to traditional formula. The Company currently anticipates that most covered employees will become eligible for these benefits if they retire while working for the Company. The cost of these benefits is shared with the retiree. The Company accrues the postretirement benefit expense during the period of the employee's service.

A health care inflation rate of 9.0% in 2002, was assumed to change to 8.0% in 2003; and then decrease one percentage point annually to 5.0% in 2006; and then remain at that level.

Changes in the assumed health care cost trend can have a significant effect on the amounts reported for the health care plans. A one percent change in the rate would have the following effects on:

                                                Percentage                Percentage
   (Dollars  in thousands)                    Point Increase            Point Decrease
                                              ----------------------------------------
a. Effect on total service and                          $148                     ($114)
    interest cost components
b. Effect on accumulated
    postretirement                                      $952                     ($745)

Benefit expense for this plan for the year ended December 31, 2002 was $0.6 million.

The following table summarizes the status of these plans:

                                                    Years Ended December 31,
                                                    ------------------------
(dollar values in thousands)                         2002               2001
                                                    -------             ----
Change in projected benefit obligation:
 Benefit obligation at beginning of year            $     -             $  -
 Accrual for Retiree Health Plan                      3,888                -
 Service cost                                           327
 Interest cost                                          294                -
 Actuarial gain                                        (208)               -
 Benefits paid                                          (29)               -
                                                    -------             ----
 Benefit obligation at end of year                    4,272                -
                                                    -------             ----

 Funded status                                       (4,271)               -
 Unrecognized net loss                                 (208)               -
                                                    -------             ----
 (Accrued) cost                                     $(4,479)            $  -
                                                    =======             ====

Net periodic cost included the following components:

                                             Years Ended December 31,
                                           -----------------------------
(dollar values in thousands)               2002         2001        2000
                                           -----        ----        ----
Service cost                               $ 327        $  -        $  -
Interest cost                                294           -           -
                                           -----        ----        ----
Net periodic cost                          $ 621        $  -        $  -
                                           =====        ====        ====

13.  DIVIDEND RESTRICTIONS AND STATUTORY FINANCIAL INFORMATION

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

Under Bermuda law, Bermuda Re is prohibited from declaring or making payment of a dividend if it fails to meet its minimum solvency margin or minimum liquidity ratio. As a long-term insurer, Bermuda Re is also unable to declare or pay a dividend to anyone who is not a policyholder unless, after payment of the dividend, the value of the assets in its long-term business fund, as certified by its approved actuary, exceeds its liabilities for long-term business by at least the $250,000 minimum solvency margin. Prior approval of the Bermuda Monetary Authority is required if Bermuda Re's dividend payments would reduce its prior year-end total statutory capital by 15.0% or more.

Delaware law provides that an insurance company which is either an insurance holding company or a member of an insurance holding system and is domiciled in the state shall not pay dividends without giving prior notice to the Insurance Commissioner of Delaware and may not pay dividends without the approval of the Insurance Commissioner if the value of the proposed dividend, together with all other dividends and distributions made in the preceding twelve months, exceeds the greater of (1) 10% of statutory surplus or (2) net income, not including realized capital gains, each as reported in the prior year's statutory annual statement. In addition, no dividend may be paid in excess of unassigned earned surplus. At December 31, 2002, Everest Re had $149.4 million available for payment of dividends in 2003 without prior regulatory approval.

B.   STATUTORY FINANCIAL INFORMATION

Everest Re prepares its statutory financial statements in accordance with accounting practices prescribed or permitted by the National Association of Insurance Commissioners ("NAIC") and the Delaware Insurance Department. Prescribed statutory accounting practices are set forth in the NAIC Accounting Practices and Procedures Manual. The capital and statutory surplus of Everest Re was $1,494.0 million (unaudited) and $1,293.8 million at December 31, 2002 and 2001, respectively. The statutory net income of Everest Re was $77.6 million (unaudited), $78.9 million and $165.3 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Bermuda Re prepares its statutory financial statements in conformity with the accounting principles set forth in Bermuda in The Insurance Act 1978, amendments thereto and Related Regulations. The statutory capital and surplus of Bermuda Re was $931.9 million (unaudited) and $451.9 million at December 31, 2002 and 2001, respectively. The statutory net income of Bermuda Re was $88.1 million (unaudited), $46.2 million and $21.2 million for the years ended December 31, 2002, 2001, and 2000 respectively.

C.   CODIFICATION

The Company's U.S. insurance subsidiaries file statutory-basis financial statements with the state departments of insurance in the states in which the subsidiary is licensed. On January 1, 2001, significant changes to the statutory-basis of accounting became effective. The cumulative effect of these changes has been recorded as a direct adjustment to statutory surplus. The cumulative effect of these changes in 2001 increased Everest Re's statutory surplus by $57.1 million.

14.  CONTINGENCIES

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

In all such matters, the Company believes that its positions are legally and commercially reasonable. The Company also regularly evaluates those positions, and where appropriate, establishes or adjusts insurance reserves to reflects its evaluation. The Company's aggregate reserves take into account the possibility that the Company may not ultimately prevail in each and every disputed matter. The Company believes its aggregate reserves reduce the potential that an adverse resolution of one or more of these matters, at any point in time, would have a material impact on the Company's financial condition or results of operations. However, there can be no assurances that adverse resolutions of such matters in any one period or in the aggregate will not result in a material adverse effect on the Company's results of operations.

The Company does not believe that there are any other material pending legal proceedings to which it or any of its subsidiaries or their properties are subject.

The Prudential sells annuities which are purchased by property and casualty insurance companies to settle certain types of claim liabilities. In 1993 and prior years, the Company, for a fee, accepted the claim payment obligation of these property and casualty insurers, and, concurrently, became the owner of the annuity or assignee of the annuity proceeds. In these circumstances, the Company would be liable if The Prudential were unable to make the annuity payments. The estimated cost to replace all such annuities for which the Company was contingently liable at December 31, 2002 and 2001 was $150.5 million and $147.1 million, respectively.

The Company has purchased annuities from an unaffiliated life insurance company with an A+ (Superior) rating from A.M. Best to settle certain claim liabilities of the Company. Should the life insurance company become unable to make the annuity payments, the Company would be liable for those claim liabilities. The estimated cost to replace such annuities at December 31, 2002 and 2001 was $14.8 million and $13.7 million respectively.

15.  STOCK BASED COMPENSATION PLANS

The Company has a 2002 Stock Incentive Plan ("2002 Employee Plan"), its 1995 Stock Incentive Plan ("1995 Employee Plan"), its 1995 Stock Option Plan for Non-Employee Directors ("1995 Director Plan") and Board actions in 2001, 2000 and 1999 which award options to non-employee directors. The Company implemented FAS No. 123 in 2002, and related interpretations in accounting for these plans and Board actions. Accordingly, option compensation expense of $0.6 million has been recognized in the accompanying consolidated financial statements in respect of stock options granted under the 2002 Employee Plan.

A summary of the status of the Company's shareholder approved and non-approved plans as of December 31, 2002, 2001 and 2000 and changes during the years then ended is presented in the following table:

Compensation Plans Approved by Shareholders:

                                            2002                       2001                      2000
                            ---------------------------------------------------------------------------
                                          Weighted-                  Weighted-                 Weighted-
                                          Average                    Average                   Average
                                          Exercise                   Exercise                  Exercise
                            Shares         Price        Shares        Price       Shares        Price
                            ---------     --------     ---------     --------    ---------     --------
Outstanding,
 beginning of year          2,038,474     $  37.52     1,805,749     $  30.39    1,628,099     $  30.50
Granted                       477,000        55.66       572,800        54.77      439,300        26.68
Exercised                      58,850        29.58       236,425        26.08      218,250        23.32
Forfeited                      49,100        38.26       103,650        34.63       43,400        32.61
                            ---------                  ---------                 ---------
Outstanding, end of
 year                       2,407,524       $41.23     2,038,474       $37.52    1,805,749       $30.39
                            ---------                  ---------                 ---------
Options exercisable at
 year-end                   1,092,879                    784,984                   697,099
                            =========                  =========                 =========
Weighted-average fair
 value of options
 exercisable at
 year-end                                 $  35.72                   $  27.05                  $  13.95
                                          ========                   ========                  ========

The 2002 Employee Plan replaced the 1995 Employee Plan, therefore no further awards will be granted under the 1995 Employee Plan. Under the 2002 Employee Plan 4,000,000 common shares have been authorized to be granted as stock options, stock awards or restricted stock awards to officers and key employees of the Company. At December 31, 2002, there were 3,528,500 remaining shares available to be granted under the 2002 Employee Plan. Under the 1995 Director Plan, a total of 50,000 common shares have been authorized to be granted as stock options to non-employee directors of the Company. At December 31, 2002, there were 38,145 remaining shares available to be granted.

Compensation Plans Not Approved by Shareholders:

                                              2002                          2001                        2000
                              --------------------------------------------------------------------------------
                                            Weighted-                     Weighted-                   Weighted-
                                            Average                       Average                     Average
                                            Exercise                      Exercise                    Exercise
                              Shares         Price          Shares          Price        Shares         Price
                              ------        --------        ------        --------       ------       --------
Outstanding,
 beginning of year            96,000        $  36.22        56,000        $  27.80       26,000       $   30.63
Granted                            -               -        40,000           48.01       30,000           25.34
Exercised                          -               -             -               -            -               -
Forfeited                          -               -             -               -            -               -
                              ------                        ------                       ------
Outstanding, end of
 year                         96,000        $  36.22        96,000        $  36.22       56,000          $27.80
                              ------                        ------                       ------
Options exercisable at
 year-end                     59,333                        27,360                        8,684
                              ======                        ======                       ======
Weighted-average fair
 value of options
 exercisable at
 year-end                                   $  32.76                      $  28.69                    $   30.63
                                            ========                      ========                    =========

Compensation plans not approved by shareholders refer to Board actions in 2001, 2000 and 1999 which awarded options to non-employee directors. The Board actions were designed to award non-employee directors with the options to purchase common stock to increase the ownership interest in the Company of non-employee directors whose services are considered essential to the Company's continued progress, to align such interests with those of the shareholders of the Company and to provide them with a further incentive to serve as directors to the Company. Under Board actions in 2001, 2000 and 1999 a total of 40,000, 30,000 and 26,000 common shares have been granted as stock options to non-employee directors of the Company. There were no common shares granted as stock options to non-employee directors in 2002.

Options granted under the 2002 Employee Plan and the 1995 Employee Plan vest at 20% per year over five years, options granted under the 1995 Director Plan vest at 50% per year over two years and options granted under the 2001, 2000 and 1999 Board actions vest at 33% per year over three years. All options are exercisable at fair market value of the stock at the date of grant and expire ten years after the date of grant. Restricted stock granted under the 2002 Employee Plan and the 1995 Employee Plan vests, beginning one year after the date of grant, in equal annual installments over five years.

The following table summarizes information about stock options outstanding at December 31, 2002:

                                                                                           Options
                                          Options Outstanding                            Exercisable
                               ---------------------------------------------------------------------------------
                                                Weighted-
                                 Number          Average           Weighted-         Number         Weighted-
Range of                       Outstanding      Remaining            Average       Exercisable       Average
Exercise Prices                at 12/31/02   Contractual Life    Exercise Price    at 12/31/02    Exercise Price
---------------------------    -----------   ----------------    --------------    -----------    --------------
$14.04 - $21.05                     86,100                2.8            $17.14         86,100            $17.14
$21.05 - $28.07                    493,174                6.1            $24.96        281,702            $24.67
$28.07 - $35.09                    320,650                6.2            $30.86        193,250            $30.79
$35.09 - $42.11                    534,050                5.2            $38.23        464,150            $38.32
$42.11 - $49.13                    386,050                8.6            $47.97         84,010            $47.96
$49.13 - $56.14                    468,500                9.7            $55.60              -                 -
$56.14 - $63.16                      3,000                6.7            $56.60              -                 -
$63.16 - $70.18                    212,000                8.3            $66.17         43,000            $66.10
                               -----------                       --------------    -----------    --------------
                                 2,503,524                7.1            $41.09      1,152,212            $33.88
                               ===========                       ==============    ===========    ==============

In addition to the 2002 Employee Plan, the 1995 Employee Plan and 1995 Director Plan, Group issued 2,248 common shares in 2002. Group issued 2,604 and 3,732 common shares in 2001 and 2000 respectively, and Holdings issued 1,780 shares of treasury stock in 2000. These issuances had aggregate values of $145,000, $179,500 and $179,500 to the Company's non-employee directors as compensation for their service as directors in 2002, 2001 and 2000, respectively.

Since its 1995 initial public offering, the Company has issued to certain key employees of the Company 66,100 restricted shares of stock. Upon issuance of restricted shares, unearned compensation is charged to shareholders' equity for the cost of the restricted stock and is amortized over the vesting period. The amount of earned compensation recognized as expense with respect to restricted stock awards was $339,994, $114,708 and $69,684 for 2002, 2001 and 2000,
respectively. The Company acquired 488 common shares at a cost of $26,882 in 2002 from employees who chose to pay required withholding taxes with shares exercised under the stock option grants. There were no such transactions in 2001. Also in 2002 and 2001, the Company recorded contributions of paid in capital in the amount of $0.7 million and $3.4 million, respectively, representing the tax benefits attributable to the difference between the amount of compensation expense deductible for tax purposes with respect to the stock awards and the amount of such compensation expense reflected in the Company's financial statements.

16.  RELATED-PARTY TRANSACTIONS

During the normal course of business, the Company, through its affiliates, engages in reinsurance and brokerage and commission business transactions, which management believes to be at arm's-length, with companies controlled by or affiliated with its outside directors. Such transactions, individually and in the aggregate, are not material to the Company's financial condition, results of operations and cash flows.

17.  SEGMENT REPORTING

The Company, through its subsidiaries, operates in five segments: U.S. Reinsurance, U.S. Insurance, Specialty Underwriting, International and Bermuda. The U.S. Reinsurance operation writes property and casualty reinsurance on both a treaty and facultative basis through reinsurance brokers as well as directly with ceding companies within the United States. The U.S. Insurance operation writes property and casualty insurance primarily through general agent relationships and surplus lines brokers within the United States. The Specialty Underwriting operation writes accident and health ("A&H"), marine, aviation and surety business within the United States and worldwide through brokers and directly with ceding companies. The International operation writes property and casualty reinsurance through the Company's branches in London, Canada, and Singapore, in addition to foreign business written through the Company's New Jersey headquarters and Miami office. The Bermuda operation writes property, casualty, life and annuity business through brokers and directly with ceding companies.

These segments are managed in a carefully coordinated fashion with strong elements of central control, including with respect to capital, investments and support operations. As a result, management monitors and evaluates the financial performance of these operating segments based upon their underwriting gain or loss ("underwriting results"). The Company utilizes inter-affiliate reinsurance and such reinsurance does not impact segment results, since business is generally reported within the segment in which the business was first produced. Underwriting results include earned premium less losses and LAE incurred, commission and brokerage expenses and other underwriting expenses. The accounting policies of the operating segments are generally the same as those described in Note 1M, Summary of Significant Accounting Policies.

The Company does not maintain separate balance sheet data for its operating segments. Accordingly, the Company does not review and evaluate the financial results of its operating segments based upon balance sheet data.

The following tables present the relevant underwriting results for the operating segments for the three years ended December 31, 2002, 2001 and 2000.

                                U.S. REINSURANCE
--------------------------------------------------------------------------------------
(dollar values in thousands)              2002               2001               2000
                                        ---------         ---------          ---------
Earned premiums                         $ 726,352         $ 497,600          $ 471,631
Incurred losses and loss adjustment
 expenses                                 535,950           449,635            317,735
Commission and brokerage                  182,558           148,807             78,978
Other underwriting expenses                18,876            15,211             17,039
                                        ---------         ---------          ---------
Underwriting (loss) gain                $ (11,032)        $(116,053)         $  57,879
                                        =========         =========          =========

                                 U.S. INSURANCE
--------------------------------------------------------------------------------------
(dollar values in thousands)              2002               2001               2000
                                        ---------         ---------          ---------
Earned premiums                         $ 573,081         $ 294,225          $ 101,576
Incurred losses and loss adjustment
 expenses                                 432,917           211,311             70,277
Commission and brokerage                  122,806            63,512             25,487
Other underwriting expenses                25,802            19,185             11,646
                                        ---------         ---------          ---------
Underwriting (loss) gain                $  (8,444)        $     217          $  (5,834)
                                        =========         =========          =========

                             SPECIALTY UNDERWRITING
--------------------------------------------------------------------------------------
(dollar values in thousands)              2002               2001               2000
                                        ---------         ---------          ---------
Earned premiums                         $ 459,973         $ 371,805          $ 302,637
Incurred losses and loss adjustment
 expenses                                 313,352           330,841            254,302
Commission and brokerage                  130,552           102,144             81,794
Other underwriting expenses                 6,363             5,688              6,253
                                        ---------         ---------          ---------
Underwriting gain (loss)                $   9,706         $ (66,868)         $ (39,712)
                                        =========         =========          =========

                                  INTERNATIONAL
--------------------------------------------------------------------------------------
(dollar values in thousands)              2002              2001                2000
                                        ---------         ---------          ---------
Earned premiums                         $ 472,542         $ 287,446          $ 286,753
Incurred losses and loss adjustment
  expenses                                295,349           202,591            235,927
Commission and brokerage                  110,160            79,678             81,151
Other underwriting expenses                13,196            13,829             13,798
                                        ---------         ---------          ---------
Underwriting gain (loss)                $  53,837         $  (8,652)         $ (44,123)
                                        =========         =========          =========

                               BERMUDA OPERATIONS
--------------------------------------------------------------------------------------
(dollar values in thousands)              2002              2001               2000
                                        ---------         ---------          ---------
Earned premiums                         $  41,729         $  16,401          $  11,586
Incurred losses and loss adjustment
  expenses                                 51,814            15,139              6,375
Commission and brokerage                    5,711             2,656              5,037
Other underwriting expenses                 2,493             1,539                868
                                        ---------         ---------          ---------
Underwriting (loss)                     $ (18,289)        $  (2,933)         $    (694)
                                        =========         =========          =========

The following table reconciles the underwriting results for the operating segments to income before tax as reported in the consolidated statements of operations and comprehensive income:


(dollar values in thousands)              2002               2001             2000
                                        ---------         ----------        ---------
Underwriting gain (loss)                $  25,778         $ (194,289)       $ (32,484)
Net investment income                     350,603            340,441          301,493
Realized (loss) gain                      (50,043)           (22,313)             807
Net derivative (expense)                  (14,509)           (12,218)               -
Corporate expenses                         (3,186)            (3,432)          (2,029)
Distributions on trust
   preferred securities                    (2,091)                 -                -
Interest expense                          (42,417)           (46,004)         (39,386)
Other (expense) income                     (2,091)            28,158            3,341
                                        ---------         ----------        ---------
Income before taxes                     $ 262,044         $   90,343        $ 231,742
                                        =========         ==========        =========

The Company produces business in its United States, Bermuda and international operations. The net income and assets of the individual foreign countries in which the Company writes business are not identifiable in the Company's financial records. The largest country, other than the United States, in which the Company writes business is the United Kingdom, with $224.5 million of written premium for the year ended December 31, 2002. No other country represented more than 5% of the Company's revenues.

Approximately 15.9%, 13.4% and 12.8% of the Company's gross premiums written in 2002, 2001 and 2000, respectively, were sourced through the Company's largest intermediary.

18.  UNAUDITED QUARTERLY FINANCIAL DATa

Summarized quarterly financial data were as follows:

(dollar values in thousands, except
 per share amounts)
                                                 1st            2nd             3rd          4th
                                               Quarter        Quarter         Quarter      Quarter
                                              ---------      ---------       ---------    ---------
2002 Operating data:
 Gross written premium                        $ 596,310      $ 630,055       $ 707,977    $ 912,159
 Net written premium                            565,016        600,673         660,640      811,291
 Earned premium                                 491,208        502,330         555,600      724,539
 Net investment income                           85,540         90,830          86,412       87,821
 Net realized capital (loss)                     (3,855)       (31,008)         (7,680)      (7,500)
 Total claims and underwriting expenses         487,640        490,221         537,337      735,887
 Net income                                   $  61,061      $  53,407       $  61,270    $  55,565
                                              =========      =========       =========    =========

 Net income per common share - basic          $    1.27      $    1.04       $    1.20    $    1.09
 Net income per common share - diluted        $    1.24      $    1.02       $    1.19    $    1.08


2001 Operating data:
 Gross written premium                        $ 419,429      $ 484,289       $ 501,930    $ 468,993
 Net written premium                            387,326        418,443         378,825      375,545
 Earned premium                                 328,493        392,797         347,229      398,958
 Net investment income                           86,155         87,095          83,993       83,198
 Net realized capital (loss) gain                (5,057)         3,936          (6,525)     (14,667)
 Total claims and underwriting expenses         338,179        403,568         490,005      433,446
 Net income (loss)                            $  50,130      $  57,291      ($  43,765)   $  35,362
                                              =========      =========       =========    =========


 Net income (loss) per common
  share - basic                               $    1.09      $    1.24      ($    0.95)   $    0.76
 Net income (loss) per common
  share - diluted                             $    1.07      $    1.22      ($    0.95)   $    0.75

                             EVEREST RE GROUP, LTD.
                      SCHEDULE I - SUMMARY OF INVESTMENTS -
                    OTHER THAN INVESTMENTS IN RELATED PARTIES
                                DECEMBER 31, 2002
                             (Dollars in thousands)

                       Column A                                      Column B         Column C         Column D
-----------------------------------------------------               -----------      -----------      -----------
                                                                                                        Amount
                                                                                                       Shown in
                                                                                        Market          Balance
                                                                        Cost            Value            Sheet
                                                                    -----------      -----------      -----------
Fixed maturities-available for sale
 Bonds:
  U.S. government and government agencies                           $   506,583      $   516,251      $   516,251
  State, municipalities and political subdivisions                    2,520,597        2,662,578        2,662,578
  Foreign government securities                                         312,723          337,875          337,875
  Foreign corporate securities                                          215,399          228,201          228,201
  Public utilities                                                      161,304          168,286          168,286
 All other corporate bonds                                            1,858,374        1,935,795        1,935,795
 Mortgage pass-through securities                                       839,477          881,429          881,429
 Redeemable preferred stock                                              46,382           49,443           49,443
                                                                    -----------      -----------      -----------
Total fixed maturities-available for sale                             6,460,839        6,779,858        6,779,858
Equity securities                                                        56,841           47,473           47,473
Short-term investments                                                  169,116          169,116          169,116
Other invested assets                                                    53,887           53,856           53,856
Cash                                                                    208,830          208,830          208,830
                                                                    -----------      -----------      -----------
Total investments and cash                                          $ 6,949,513      $ 7,259,133      $ 7,259,133
                                                                    ===========      ===========      ===========

                             EVEREST RE GROUP, LTD.
         SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
                             CONDENSED BALANCE SHEET
               (Dollars in thousands, except par value per share)

                                                                                    December 31,           December 31,
                                                                                    -----------            -----------
                                                                                        2002                   2001
                                                                                    -----------            -----------
ASSETS
Fixed maturities - available for sale, at market value
 (amortized cost: 2002, $127,048; 2001, $133,198)                                   $   133,203            $   136,438
Short-term investments                                                                    3,678                  3,071
 Cash                                                                                       343                    541
 Investment in subsidiaries, at equity in the underlying net assets                   2,229,241              1,578,675
 Accrued investment income                                                                1,452                  1,873
 Receivable from affliate                                                                   760                    104
 Other assets                                                                               752                    462
                                                                                    -----------            -----------
Total assets                                                                        $ 2,369,429            $ 1,721,164
                                                                                    ===========            ===========

LIABILITIES
Due to affiliates                                                                   $       541            $       256
Other liabilities                                                                           242                    386
                                                                                    -----------            -----------
 Total liabilities                                                                          783                    642
                                                                                    -----------            -----------

SHAREHOLDERS' EQUITY
Preferred shares, par value: $0.01; 50 million shares authorized;
 no shares issued and outstanding                                                             -                      -
Common shares, par value: $0.01; 200 million shares authorized;
 50.9 million shares issued in 2002 and 46.3 million shares issued
 in 2001                                                                                    513                    463
Paid-in capital                                                                         618,521                269,945
Unearned compensation                                                                      (340)                  (115)
Accumulated other comprehensive income, net of deferred taxes
 of $74.4 million in 2002 and $40.5 million in 2001                                     221,542                113,880
Treasury shares, at cost; 0.5 million shares in 2002 and 2001                           (22,950)                   (55)
Retained earnings                                                                     1,551,360              1,336,404
                                                                                    -----------            -----------
 Total shareholders' equity                                                           2,368,646              1,720,522
                                                                                    -----------            -----------

Total liabilities and shareholders' equity                                          $ 2,369,429            $ 1,721,164
                                                                                    ===========            ===========

           See notes to consolidated financial statements.

                             EVEREST RE GROUP, LTD.
         SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
                        CONDENSED STATEMENT OF OPERATIONS
                             (Dollars in thousands)

                                                                                         For Years Ended December 31,
                                                                               ---------------------------------------------
                                                                                 2002               2001              2000
                                                                               ---------          --------         ---------
REVENUES
Dividends received from subsidiaries                                           $       -          $      -         $ 495,000
Net investment income                                                             13,570            17,305             8,680
Net realized capital gain/(loss)                                                   1,363             2,453               (17)
Other (expense)                                                                     (628)              (20)                -
Equity in undistributed change in retained earnings of subsidiaries              217,909            80,343          (315,283)
                                                                               ---------          --------         ---------
 Total revenues                                                                  232,214           100,081           188,380
                                                                               ---------          --------         ---------

EXPENSES
Other expenses                                                                       904             1,077               500
                                                                               ---------          --------         ---------

Income before taxes                                                              231,310            99,004           187,880
Income tax expense (benefit)                                                           7               (14)            1,500
                                                                               ---------          --------         ---------
 Net income                                                                    $ 231,303          $ 99,018         $ 186,380
                                                                               =========          ========         =========




                 See notes to consolidated financial statements.

                             EVEREST RE GROUP, LTD.
         SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
                        CONDENSED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)

                                                                                            For Years Ended December 31,
                                                                                   ----------------------------------------------
                                                                                      2002              2001              2000
                                                                                   ----------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                         $ 231,303          $ 99,018          $ 186,380
 Adjustments to reconcile net income to net cash provided
  by operating activities:
 Equity in undistributed change in retained earnings of subsidiaries                (217,909)          (80,343)           315,283
 Increase (decrease)  in other liabilities                                               141               (19)               603
 Decrease (increase) in other assets                                                     132               894             (3,229)
 (Increase) in receivable from affliates                                                (656)              (75)               (29)
 Accrual of bond discount/amortization of bond premium                                  (252)             (665)            (1,088)
 Realized capital (gains) losses                                                      (1,363)           (2,453)                17
 Non-cash compensation                                                                  (225)               55                (61)
                                                                                   ---------          --------          ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                             11,171            16,412            497,876
                                                                                   ---------          --------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES
 Additional investment in subsidiaries                                              (350,000)         (119,369)          (250,001)
 Proceeds from fixed maturities matured/called - available for sale                  388,115           189,532              2,701
 Cost of fixed maturities acquired - available for sale                             (380,779)         (115,985)          (206,229)
 Net sales (purchases) of short-term securities                                         (179)           35,180            (37,280)
                                                                                   ---------          --------          ---------
NET CASH (USED IN) INVESTING ACTIVITIES                                             (342,843)          (10,642)          (490,809)
                                                                                   ---------          --------          ---------


CASH FLOWS FROM FINANCING ACTIVITIES
Effect of restructuring                                                                    -                 -             14,003
Treasury shares, at cost                                                                   -                 -            (16,533)
Common shares issued during the period                                               347,893             6,574              7,545
Dividends paid to shareholders                                                       (16,419)          (12,927)           (11,008)
                                                                                   ---------          --------          ---------
Net cash provided by (used in) financing activities                                  331,474            (6,353)            (5,993)

Net (decrease) increase in cash                                                         (198)             (583)             1,074
Cash, beginning of period                                                                541             1,124                 50
                                                                                   ---------          --------          ---------

Cash, end of period                                                                $     343          $    541          $   1,124
                                                                                   =========          ========          =========

                 See notes to consolidated financial statements.

                             EVEREST RE GROUP, LTD.
               SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
                             (DOLLARS IN THOUSANDS)



COLUMN A            COLUMN B      COLUMN C    COLUMN D     COLUMN E    COLUMN F     COLUMN G    COLUMN H    COLUMN I    COLUMN J
-----------------   ---------    ----------   ---------   ----------   ---------   ----------   ---------   --------   ----------
                                RESERVE FOR                                        INCURRED    AMORTIZATION
                     DEFERRED  LOSSES & Loss  UNEARNED                   NET     LOSS AND LOSS OF DEFERRED   OTHER        NET
                   ACQUISITION   ADJUSTMENT   PREMIUM      EARNED     INVESTMENT   ADJUSTMENT  ACQUISITION  OPERATING   WRITTEN
GEOGRAPHIC AREA       COSTS       EXPENSES    RESERVES     PREMIUM      INCOME      EXPENSES      COSTS     EXPENSES    PREMIUM
-----------------   ---------    ----------   ---------   ----------   ---------   ----------   ---------   --------   ----------
DECEMBER 31, 2002
 Domestic           $ 133,824    $3,481,424   $ 702,970   $1,759,406   $ 229,990   $1,282,219   $ 435,916   $ 52,860   $2,026,526
 International         27,626       749,836     106,843      472,542      27,932      295,349     110,160     13,196      533,972
 Bermuda               45,966       674,322      62,527       41,729      92,681       51,814       5,711      3,860       77,122
                    ---------    ----------   ---------   ----------   ---------   ----------   ---------   --------   ----------
  Total             $ 207,416    $4,905,582   $ 872,340   $2,273,677   $ 350,603   $1,629,382   $ 551,787   $ 69,916   $2,637,620
                    =========    ==========   =========   ==========   =========   ==========   =========   ========   ==========

DECEMBER 31, 2001
 Domestic           $  98,491    $3,072,439   $ 411,224   $1,163,630   $ 231,863   $  991,787   $ 314,463   $ 42,369   $1,224,117
 International         16,457       632,962      61,169      287,446      34,357      202,591      79,678     13,829      311,239
 Bermuda               15,761       572,866      16,778       16,401      74,221       15,139       2,656      2,686       24,786
                    ---------    ----------   ---------   ----------   ---------   ----------   ---------   --------   ----------
  Total             $ 130,709    $4,278,267   $ 489,171   $1,467,477   $ 340,441   $1,209,517   $ 396,797   $ 58,884   $1,560,142
                    =========    ==========   =========   ==========   =========   ==========   =========   ========   ==========

DECEMBER 31, 2000
 Domestic                                                 $  875,844   $ 236,079   $  642,314   $ 186,259   $ 36,467   $  902,945
 International                                               286,753      35,310      235,927      81,151     13,798      304,375
 Bermuda                                                      11,586      30,104        6,375       5,037      1,368       11,586
                                                          ----------   ---------   ----------   ---------   --------   ----------
  Total                                                   $1,174,183   $ 301,493   $  884,616   $ 272,447   $ 51,633   $1,218,906
                                                          ==========   =========   ==========   =========   ========   ==========

                             EVEREST RE GROUP, LTD.
                            SCHEDULE IV - REINSURANCE
                             (DOLLARS IN THOUSANDS)


          COLUMN A                   COLUMN B            COLUMN C            COLUMN D           COLUMN E            COLUMN F
----------------------------        ---------           ---------          -----------         -----------          --------

                                      GROSS              CEDED TO         ASSUMED FROM             NET             ASSUMED TO
                                     AMOUNT           OTHER COMPANIES    OTHER COMPANIES         AMOUNT               NET
                                    ---------           ---------          -----------         -----------          --------
DECEMBER 31, 2002
Total property and liability
 insurance earned premium           $ 672,823           $ 192,607          $ 1,793,461         $ 2,273,677             78.9%
DECEMBER 31, 2001
Total property and liability
 insurance earned premium           $ 380,178           $ 325,435          $ 1,412,734         $ 1,467,477             96.3%
DECEMBER 31, 2000
Total property and liability
 insurance earned premium           $ 139,413           $ 121,527          $ 1,156,297         $ 1,174,183             98.5%

