Form 10-Q
period 2003-03-31
EVEREST RE GROUP LTD
filed 2003-05-13
CIK 1095073

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:                                   Commission File Number:
    MARCH 31, 2003                                             1-15731
----------------------                                   -----------------------

                             EVEREST RE GROUP, LTD.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


          BERMUDA                                             98-0365432
---------------------------                         ----------------------------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

                        YES    X                  NO
                            -------                  -------

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).


                        YES    X                  NO
                            -------                  -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                    Number of Shares Outstanding
                  Class                                    at May 1, 2002
                  -----                             ----------------------------

COMMON SHARES,     $.01 PAR VALUE                             50,937,708

                             EVEREST RE GROUP, LTD.

                               INDEX TO FORM 10-Q

                                     PART I

                              FINANCIAL INFORMATION
                              ---------------------
                                                                            PAGE
                                                                            ----
ITEM 1.  FINANCIAL STATEMENTS
         --------------------

         Consolidated Balance Sheets at March 31, 2003 (unaudited)
           and December 31, 2002                                               3

         Consolidated  Statements of Operations  and  Comprehensive Income
           for the three months ended
           March 31, 2003 and 2002 (unaudited)                                 4

         Consolidated  Statements of Changes in Shareholders'
           Equity for the three months ended
           March 31, 2003 and 2002 (unaudited)                                 5

         Consolidated  Statements of Cash Flows for the three
           months ended March 31, 2003 and 2002 (unaudited)                    6

Notes to Consolidated Interim Financial Statements (unaudited)                 7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         ------------------------------------
         OF FINANCIAL CONDITION AND RESULTS OF
         -------------------------------------
         OPERATIONS                                                           17
         ----------

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ----------------------------------------
         ABOUT MARKET RISK                                                    32
         -----------------

ITEM 4.  CONTROLS AND PROCEDURES                                              33
         -----------------------

                                     PART II

                                OTHER INFORMATION
                                -----------------

ITEM 1.  LEGAL PROCEEDINGS                                                    34
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
         --------------------------------

Part I - Item 1

                             EVEREST RE GROUP, LTD.
                           CONSOLIDATED BALANCE SHEETS
               (Dollars in thousands, except par value per share)


                                                               March 31,        December 31,
                                                              -----------       -----------
                                                                 2003               2002
                                                              -----------       -----------
                                                              (unaudited)
ASSETS:
Fixed maturities - available for sale, at market value
 (amortized cost: 2003, $6,727,217; 2002, $6,460,839)         $ 7,083,954       $ 6,779,858
Equity securities, at market value
 (cost: 2003, $56,779; 2002, $56,841)                              45,382            47,473
Short-term investments                                            242,237           169,116
Other invested assets                                              57,779            53,856
Cash                                                              153,721           208,830
                                                              -----------       -----------
 Total investments and cash                                     7,583,073         7,259,133
                                                              -----------       -----------


Accrued investment income                                         101,569            85,959
Premiums receivable                                               816,053           673,377
Reinsurance receivables                                         1,097,016         1,116,362
Funds held by reinsureds                                          134,595           121,308
Deferred acquisition costs                                        245,588           207,416
Prepaid reinsurance premiums                                       75,420            63,437
Deferred tax asset                                                143,409           139,176
Other assets                                                      173,605           198,435
                                                              -----------       -----------
TOTAL ASSETS                                                  $10,370,328       $ 9,864,603
                                                              ===========       ===========

LIABILITIES:
Reserve for losses and adjustment expenses                    $ 5,100,240       $ 4,905,582
Future policy benefit reserve                                     224,716           227,925
Unearned premium reserve                                        1,092,548           872,340
Funds held under reinsurance treaties                             346,103           347,360
Losses in the course of payment                                    64,282            45,511
Contingent commissions                                             (2,477)            1,932
Other net payable to reinsurers                                    70,934            61,244
Current federal income taxes                                        9,607           (16,696)
8.5% Senior notes due 3/15/2005                                   249,803           249,780
8.75% Senior notes due 3/15/2010                                  199,179           199,158
Revolving credit agreement borrowings                              70,000            70,000
Accrued interest on debt and borrowings                             3,744            13,481
Other liabilities                                                 242,321           308,340
                                                              -----------       -----------
 Total liabilities                                              7,671,000         7,285,957
                                                              -----------       -----------


COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED
 SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY
 SUBORDINATED DEBENTURES  ("TRUST PREFERRED SECURITIES")          210,000           210,000
                                                              -----------       -----------

SHAREHOLDERS' EQUITY:

Preferred shares, par value: $0.01; 50 million shares
 authorized; no shares issued and outstanding                           -                 -
Common shares, par value: $0.01; 200 million shares
 authorized; 50.9 million shares issued in 2003
 and 50.9 million shares issued in 2002                               514               513
Additional paid-in capital                                        619,407           618,521
Unearned compensation                                                (319)             (340)
Accumulated other comprehensive income, net of
 deferred income taxes of $85.5 million in 2003 and
 $74.4 million in 2002                                            251,530           221,542
Retained earnings                                               1,641,146         1,551,360
Treasury shares, at cost; 0.5 million shares in
 2003 and 0.5 million shares in 20                                (22,950)          (22,950)
                                                              -----------       -----------
 Total shareholders' equity                                     2,489,328         2,368,646
                                                              -----------       -----------
TOTAL LIABILITIES, TRUST PREFERRED SECURTIES
 AND SHAREHOLDERS' EQUITY                                     $10,370,328       $ 9,864,603
                                                              ===========       ===========

The accompanying notes are an integral part of the consolidated financial statements.

                             EVEREST RE GROUP, LTD.
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                (Dollars in thousands, except per share amounts)


                                                                         Three Months Ended
                                                                              March 31,
                                                                      --------------------------
                                                                        2003             2002
                                                                      ---------        ---------
                                                                              (unaudited)
REVENUES:
Premiums earned                                                       $ 744,870        $ 491,208
Net investment income                                                    93,377           85,540
Net realized capital (loss)                                             (13,235)          (3,855)
Net derivative (expense)                                                 (2,700)            (250)
Other (expense) income                                                   (1,147)           1,337
                                                                      ---------        ---------
Total revenues                                                          821,165          573,980
                                                                      ---------        ---------

CLAIMS AND EXPENSES:
Incurred loss and loss adjustment expenses                              513,471          352,506
Commission, brokerage, taxes and fees                                   162,805          121,009
Other underwriting expenses                                              19,864           14,125
Distributions related to trust preferred securities                       4,121                -
Interest expense on senior notes                                          9,731            9,728
Interest expense on credit facility                                         360              909
                                                                      ---------        ---------
Total claims and expenses                                               710,352          498,277
                                                                      ---------        ---------

INCOME  BEFORE TAXES                                                    110,813           75,703

Income tax expense                                                       16,446           14,642
                                                                      ---------        ---------

NET INCOME                                                            $  94,367        $  61,061
                                                                      =========        =========

Other comprehensive income (loss), net of tax                            29,988          (68,126)
                                                                      ---------        ---------

COMPREHENSIVE INCOME (LOSS)                                           $ 124,355        $  (7,065)
                                                                      =========        =========

PER SHARE DATA:
 Average shares outstanding (000's)                                      50,897           48,108
 Net income per common share - basic                                  $    1.85        $    1.27
                                                                      =========        =========


 Average diluted shares outstanding (000's)                              51,521           49,087
 Net income per common share - diluted                                $    1.83        $    1.24
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

                             EVEREST RE GROUP, LTD.
                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                (Dollars in thousands, except per share amounts)

                                                                                      Three Months End
                                                                                          March 31,
                                                                                -----------------------------
                                                                                   2003               2002
                                                                                -----------       -----------
                                                                                         (unaudited)
COMMON SHARES (shares outstanding):
Balance, beginning of period                                                     50,881,693        46,269,015
Issued during the period, net                                                        26,950         5,017,450
                                                                                -----------       -----------
Balance, end of period                                                           50,908,643        51,286,465
                                                                                ===========       ===========

COMMON SHARES (par value):
Balance, beginning of period                                                    $       513       $       463
Issued during the period                                                                  1                50
                                                                                -----------       -----------
Balance, end of period                                                                  514               513
                                                                                -----------       -----------


ADDITIONAL PAID IN CAPITAL:
Balance, beginning of period                                                        618,521           269,945
Common shares issued during the period                                                  886           346,563
                                                                                -----------       -----------
Balance, end of period                                                              619,407           616,508
                                                                                -----------       -----------

UNEARNED COMPENSATION:
Balance, beginning of period                                                           (340)             (115)
Net increase during the period                                                           21                 -
                                                                                -----------       -----------
Balance, end of period                                                                 (319)             (115)
                                                                                -----------       -----------

ACCUMULATED OTHER COMPREHENSIVE INCOME,
 NET OF DEFERRED INCOME TAXES:
Balance, beginning of period                                                        221,542           113,880
Net increase (decrease) during the period                                            29,988           (68,126)
                                                                                -----------       -----------
Balance, end of period                                                              251,530            45,754
                                                                                -----------       -----------

RETAINED EARNINGS:
Balance, beginning of period                                                      1,551,360         1,336,404
Net income                                                                           94,367            61,061
Dividends declared ($0.09 per share in 2003
 and $0.08 per share in 2002)                                                        (4,581)           (4,102)
                                                                                -----------       -----------
Balance, end of period                                                            1,641,146         1,393,363
                                                                                -----------       -----------

TREASURY SHARES AT COST:
Balance, beginning of period                                                        (22,950)              (55)
Treasury shares acquired during the period                                                -                 -
                                                                                -----------       -----------
Balance, end of period                                                              (22,950)              (55)
                                                                                -----------       -----------
TOTAL SHAREHOLDERS' EQUITY, END OF PERIOD                                       $ 2,489,328       $ 2,055,968
                                                                                ===========       ===========

The accompanying notes are an integral part of the consolidated financial statements.

                             EVEREST RE GROUP, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                               Three Months Ended
                                                                    March 31,
                                                            ------------------------
                                                               2003          2002
                                                            ---------      ---------
                                                                   (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                  $  94,367      $  61,061
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  (Increase) in premiums receivable                          (143,600)       (66,264)
  (Increase) decrease in funds held, net                      (13,945)        19,980
  Decrease (increase) in reinsurance receivables               22,674        (29,554)
  (Increase) decrease in deferred tax asset                   (15,274)        25,158
  Increase in reserve for losses and loss adjustment
   expenses                                                   181,783         67,527
  (Decrease) increase in future policy benefit reserve         (3,209)         4,712
  Increase in unearned premiums                               219,163         74,778
  (Increase) in other assets and liabilities                  (27,441)       (53,882)
  Non cash compensation expense                                    21              -
  Accrual of bond discount/amortization of bond premium          (163)        (1,911)
  Amortization of underwriting discount on senior notes            44             41
  Realized capital losses                                      13,235          3,855
                                                            ---------      ---------
Net cash provided by operating activities                     327,655        105,501
                                                            ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called -
 available for sa1e                                            96,985        147,594
Proceeds from fixed maturities sold -
 available for sale                                           465,679        416,572
Proceeds from equity securities sold                              120          5,370
Proceeds from other invested assets sold                           10          3,261
Cost of fixed maturities acquired - available for sale       (928,353)      (859,060)
Cost of equity securities acquired                                  -         (9,227)
Cost of other invested assets acquired                         (3,048)          (328)
Net (purchases) of short-term securities                      (72,283)      (137,219)
Net (decrease) increase in unsettled
 securities transactions                                      (35,881)        18,879
                                                            ---------      ---------
Net cash (used in) investing activities                      (376,771)      (414,158)
                                                            ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares issued during the period                            887        346,613
Dividends paid to shareholders                                 (4,581)        (4,102)
Borrowing on revolving credit agreement                             -         20,000
Repayments on revolving credit agreement                            -        (20,000)
                                                            ---------      ---------
Net cash (used in) provided by financing activities            (3,694)       342,511
                                                            ---------      ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                        (2,299)        (3,979)
                                                            ---------      ---------

Net (decrease) increase in cash                               (55,109)        29,875

Cash, beginning of period                                     208,830         71,878
                                                            ---------      ---------
Cash, end of period                                         $ 153,721      $ 101,753
                                                            =========      =========

SUPPLEMENTAL CASH FLOW INFORMATION

Cash transactions:

Income taxes paid (refunded), net                           $   5,453      $ (17,397)

Interest paid                                               $  23,905      $  20,299

Non-cash financing transaction:

Issuance of common shares                                   $      21      $       -

The accompanying notes are an integral part of the consolidated financial statements.

                             EVEREST RE GROUP, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002


1.   GENERAL

As used in this document, "Group" means Everest Re Group, Ltd., "Holdings" means Everest Reinsurance Holdings, Inc., "Everest Re" means Everest Reinsurance Company and the "Company" means Everest Re Group, Ltd. and its subsidiaries.

The consolidated financial statements of the Company for the three months ended March 31, 2003 and 2002 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the results on an interim basis. Certain financial information, which is normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America, has been omitted since it is not required for interim reporting purposes. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America. The results for the three months ended March 31, 2003 and 2002 are not necessarily indicative of the results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2002, 2001 and 2000 included in the Company's most recent Form 10-K filing.

2.   CAPITAL RESOURCES

On July 30, 2002, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission, which provides for the issuance of up to $475.0 million of securities. Generally, under this shelf registration statement, Group was authorized to issue common shares, preferred shares, debt, warrants and hybrid securities, Holdings was authorized to issue debt securities and warrants and Everest Re Capital Trust was authorized to issue trust preferred securities. This shelf registration statement became effective on September 26, 2002.

In November 2002, pursuant to a trust agreement between Holdings and J.P. Morgan Chase Bank, the property trustee, and Chase Manhattan Bank USA, the Delaware trustee, Capital Trust completed a public offering of $210.0 million of 7.85% trust preferred securities, resulting in net proceeds of $203.4 million. The proceeds of the issuance were used to purchase $210 million of 7.85% junior subordinated debt securities of Holdings that will be held in trust by the property trustee for the benefit of the holders of the trust preferred securities. Holdings used the proceeds from the sale of the junior subordinated debt for general corporate purposes and made capital contributions to its operating subsidiaries.

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

                             EVEREST RE GROUP, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

Distributions on the trust preferred securities are cumulative and pay quarterly in arrears. Distributions relating to the trust preferred securities for the period ended March 31, 2003 were $4.1 million.

On April 23, 2003, the Company expanded the size of the remaining shelf registration to $318 million by filing under rule 462B of the Securities Act of 1933, as amended, and General Instruction IV of Form S-3 promulgated thereunder. On the same date, the Company issued 4,480,135 of its common shares at a price of $70.75 per share, which resulted in $317.0 million in proceeds, before expenses of approximately $0.2 million. This transaction effectively exhausted the September 26, 2002 shelf registration.

On November 7, 2001, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission, which provided for the issuance of up to $575 million of common equity. On February 27, 2002, pursuant to this registration statement, the Company completed a secondary offering of 5,000,000 of its common shares at a price of $69.25 per share, which resulted in $346.3 million of proceeds, before expenses of approximately $0.5 million, related to the offering. The Company used the net proceeds for working capital and general corporate purposes. The remaining amount available under this shelf registration statement as of September 30, 2002 was $228.7 million. On October 2, 2002, the Company filed a post-effective amendment to this registration statement that removed the remaining securities from registration.

3.   EARNINGS PER COMMON SHARE


Net income per common share has been computed as follows:


(shares and dollar amounts  in  thousands
except per share amounts)                                        Three Months Ended
                                                                      March 31,
                                                                 2003            2002
                                                               --------        --------
Net income (numerator)                                         $ 94,367        $ 61,061
                                                               ========        ========

Weighted average common and effect of
 dilutive shares used in the computation of
 net income per share:
 Average shares outstanding -
  basic (denominator)                                            50,897          48,108
 Effect of dilutive shares                                          624             979
                                                               --------        --------
 Average shares outstanding -
  diluted (denominator)                                          51,521          49,087
Net income per common share:
 Basic                                                         $   1.85        $   1.27
 Diluted                                                       $   1.83        $   1.24

                             EVEREST RE GROUP, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

As of March 31, 2003 and 2002, options to purchase 697,000 and 2,000 shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share for the three month period ended on such dates, because the options' exercise price was greater than the average market price of the common shares during the period.

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

In the third quarter of 2002, the Company adopted prospectively Financial Accounting Standards Board ("FASB") Financial Accounting Standard No. 123, as amended, "Accounting for Stock-Based Compensation - Transition and Disclosure". The pre-tax impact of adopting this standard on the Company's statement of operations for the three months ended March 31, 2003 was $552,262 or $0.01 per diluted share.

4.   CONTINGENCIES

In the ordinary course of business, the Company is involved in lawsuits, arbitrations and other formal and informal dispute resolution procedures, the outcomes of which will determine the Company's rights and obligations under insurance and reinsurance agreements and other more general contracts. In some disputes, the Company seeks to enforce its rights under an agreement or to collect funds owing to it. In other disputes, the Company is resisting attempts by others to collect funds or enforce alleged rights. Such disputes are resolved through formal and informal means, including litigation and arbitration.

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

                             EVEREST RE GROUP, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

The Prudential Insurance Company of America ("The Prudential") sells annuities, which are purchased by property and casualty insurance companies to settle certain types of claim liabilities. In 1993 and prior years, the Company, for a fee, accepted the claim payment obligation of these property and casualty insurers, and, concurrently, became the owner of the annuity or assignee of the annuity proceeds. In these circumstances, the Company would be liable if The Prudential were unable to make the annuity payments. The estimated cost to replace all such annuities for which the Company was contingently liable at March 31, 2003 was $151.1 million.

The Company has purchased annuities from an unaffiliated life insurance company with an A+ (Superior) rating from A.M. Best to settle certain claim liabilities of the Company. Should the life insurance company become unable to make the annuity payments, the Company would be liable for those claim liabilities. The estimated cost to replace such annuities at March 31, 2003 was $15.1 million.

5.   OTHER COMPREHENSIVE INCOME (LOSS)

The Company's other comprehensive income (loss) is comprised as follows:

(dollar amounts in thousands)                                    Three Months Ended
                                                                       March 31,
                                                                  2003           2002
                                                                -----------------------
Net unrealized appreciation
 (depreciation)  of investments,
 net of deferred income taxes                                   $ 26,473      $ (67,139)

Currency translation adjustments, net
 of deferred income taxes
                                                                   3,515           (987)
                                                                -----------------------
Other comprehensive income (loss), net of
 deferred income taxes                                          $ 29,988      $ (68,126)
                                                                =======================

                             EVEREST RE GROUP, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

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

The Credit Facility agreement requires the Company to maintain a debt to capital ratio of not greater than 0.35 to 1, Holdings to maintain a minimum interest coverage ratio of 2.5 to 1 and Everest Re to maintain statutory surplus at $850.0 million plus 25% of future aggregate net income and 25% of future aggregate capital contributions. As of March 31, 2003, the Company was in compliance with these requirements.

During the three months ended March 31, 2003, Holdings made no payments and no borrowings on the Credit Facility. For the period ended March 31, 2002, Holdings made a payment on the Credit Facility of $20.0 million and had new Credit Facility borrowings of $20.0 million. As of March 31, 2003 and 2002, Holdings had outstanding Credit Facility borrowings of $70.0 million and $105.0 million, respectively. Interest expense incurred in connection with these borrowings was $0.4 million and $0.9 million for the periods ended March 31, 2003 and 2002, respectively.

7.   LETTERS OF CREDIT

The Company has arrangements available for the issuance of letters of credit, which letters are generally collateralized by the Company's cash and investments. At March 31, 2003 and 2002, $154.7 million and $10.3 million of letters of credit were issued and outstanding under these arrangements, generally supporting reinsurance provided by the Company's non-U.S. operations. The following table summarizes the Company's letters of credit as of March 31, 2003. All dollar amounts are in thousands.

                             EVEREST RE GROUP, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002


                                                                      Year of
Bank                          Commitment          In Use              Expiry
----------------              ----------         --------           ----------
Citibank                      $  100,000         $ 25,411           12/31/2003
                                                 $ 63,331           12/31/2006
Wachovia                      $  100,000         $      -                  N/A
Citibank (London)             Individual         $    952           12/31/2003
                                                 $  3,167           01/28/2005
                                                 $ 55,491           12/31/2006
                                                 $  6,333           12/31/2007

8.   SENIOR NOTES

During the first quarter of 2000, Holdings completed a public offering of $200.0 million in principal amount of 8.75% senior notes due March 15, 2010 and $250.0 million in principal amount of 8.5% senior notes due March 15, 2005.

Interest expense incurred in connection with these senior notes was $9.7 and $9.7 million, respectively, for the three months ended March 31, 2003 and 2002.

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

                             EVEREST RE GROUP, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

Underwriting  results  include  earned  premium less losses and loss  adjustment
expenses  ("LAE")  incurred,   commission  and  brokerage   expenses  and  other
underwriting expenses.

The Company does not maintain separate balance sheet data for its operating segments. Accordingly, the Company does not review and evaluate the financial results of its operating segments based upon balance sheet data.

The following tables present the relevant underwriting results for the operating segments for the three months ended March 31, 2003 and 2002.

                                             U.S. Reinsurance
----------------------------------------------------------------------------------------------------------

(dollar values in thousands)                                                       Three Months Ended
                                                                                       March 31,
                                                                                  2003             2002
                                                                                --------------------------
Earned premiums                                                                 $ 261,188        $ 176,558
Incurred losses and loss adjustment
 expenses                                                                         177,410          123,574
Commission and brokerage                                                           60,670           45,989
Other underwriting expenses                                                         4,906            4,169
                                                                                --------------------------
Underwriting gain                                                               $  18,202        $   2,826
                                                                                ==========================

                                              U.S. Insurance
----------------------------------------------------------------------------------------------------------
(dollar values in thousands)                                                       Three Months Ended
                                                                                       March 31,
                                                                                 2003            2002
                                                                                --------------------------
Earned premiums                                                                 $ 183,106        $ 108,845
Incurred losses and loss adjustment
 expenses                                                                         129,995           80,697
Commission and brokerage                                                           36,206           23,697
Other underwriting expenses                                                         7,885            4,740
                                                                                --------------------------
Underwriting gain (loss)                                                        $   9,020       ($     289)
                                                                                ==========================

                             EVEREST RE GROUP, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

                                          Specialty Underwriting
---------------------------------------------------------------------------------------------------------
(dollar values in thousands)                                                       Three Months Ended
                                                                                       March 31,
                                                                                 2003             2002
                                                                                -------------------------
Earned premiums                                                                 $ 124,525       $ 114,369
Incurred  losses and loss adjustment
 expenses                                                                          98,893          86,593
Commission and brokerage                                                           35,129          33,242
Other underwriting expenses                                                         1,338           1,366
                                                                                -------------------------
Underwriting (loss)                                                            ($  10,835)     ($   6,832)
                                                                                =========================

                                               International
---------------------------------------------------------------------------------------------------------
(dollar values in thousands)                                                       Three Months Ended
                                                                                        March 31,
                                                                                  2003             2002
                                                                                -------------------------
Earned premiums                                                                 $ 142,897       $  87,275
Incurred  losses and loss adjustment
 expenses                                                                          85,351          57,292
Commission and brokerage                                                           23,085          16,880
Other underwriting expenses                                                         3,146           3,009
                                                                                -------------------------
Underwriting gain                                                               $  31,315       $  10,094
                                                                                =========================

                                            Bermuda Operations
---------------------------------------------------------------------------------------------------------
(dollar values in thousands)                                                       Three Months Ended
                                                                                        March 31,
                                                                                  2003             2002
                                                                                -------------------------
Earned premiums                                                                 $  33,154       $   4,161
Incurred  losses and loss adjustment
 expenses                                                                          21,822           4,350
Commission and brokerage                                                            7,716           1,201
Other underwriting expenses                                                           989             374
                                                                                -------------------------
Underwriting gain (loss)                                                        $   2,627      ($   1,764)
                                                                                =========================

                             EVEREST RE GROUP, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

The following table reconciles the underwriting results for the operating segments to income before tax as reported in the consolidated statements of operations and comprehensive income.

                                                                            ----------------------------
(dollar values in thousands)                                                     Three Months Ended
                                                                                       March 31,
                                                                               2003               2002
                                                                            ----------------------------
Underwriting gain                                                           $  50,329          $   4,035
Net investment income                                                          93,377             85,540
Net realized capital (loss)                                                   (13,235)            (3,855)
Net derivative (expense)                                                       (2,700)              (250)
Corporate expenses                                                                                  (467)
                                                                               (1,599)
Interest expense                                                              (10,091)           (10,637)
Distributions on Trust
 Preferred Securities                                                          (4,121)                 -
Other (expense)  income                                                        (1,147)             1,337
                                                                            ----------------------------
Income before taxes                                                         $ 110,813          $  75,703
                                                                            ============================


The Company produces business in its United States, Bermuda and international operations. The net income and assets of the individual foreign countries in which the Company writes business are not identifiable in the Company's financial records. The largest country, other than the United States, in which the Company writes business is the United Kingdom, with $ 67.4 million of written premiums for the three months ended March 31, 2003. No other country represented more than 5% of the Company's revenues.

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

                             EVEREST RE GROUP, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

11.  NEW ACCOUNTING PRONOUNCEMENT

In June 2001, the FASB issued Financial Accounting Standard 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 142 established new accounting and reporting standards for acquired goodwill and other intangible assets. It requires that an entity determine if other intangible assets have an indefinite useful life or a finite useful life. Goodwill and those intangible assets with indefinite useful lives are not subject to amortization and must be tested at least annually for impairment. Those with finite useful lives are subject to amortization and must be tested annually for impairment. This statement is effective for all fiscal quarters of all fiscal years beginning after December 15, 2001. The Company adopted FAS 142 on January 1, 2002. The implementation of this statement has not had a material impact on the financial position, results of operations or cash flows of the Company.

12. RELATED-PARTY TRANSACTIONS

During the normal course of business, the Company, through its affiliates, engages in reinsurance and brokerage and commission business transactions which management believes to be at arm's-length with companies controlled by or affiliated with one of its outside directors. Such transactions, individually and in the aggregate, are immaterial to the Company's financial condition, results of operations and cash flows.

13.  SUBSEQUENT EVENTS

On April 23, 2003, the Company expanded the size of the remaining shelf registration by filing under rule 462B of the Securities Act of 1933, as amended, and General Instruction IV of Form S-3 promulgated thereunder. On the same date, the Company issued 4,480,135 of its common shares at a price of $70.75 per share, which resulted in $317.0 million in proceeds, before expenses of approximately $0.2 million.

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

Through 2002, our markets, and reinsurance and insurance markets in general, continued to firm, reflecting the continuing implications of losses arising from the September 11 attacks as well as aggregate company reactions to broad and growing recognition that competition in the late 1990's reached extremes in many classes and markets, which ultimately led to inadequate pricing and overly broad terms, conditions and coverages. The effect of these extremes, which continues to become apparent through excessive loss emergence, varies widely by company depending on product offerings, markets accessed, underwriting and operating practices, competitive strategies and business volumes. Across all market participants, however, the aggregate effect was impaired financial results and erosion of the industry capital base. Coupled with deteriorating investment market conditions and results, and renewed concerns regarding longer term industry specific issues, including asbestos exposure and sub-par capital returns, these financial impacts introduced substantial, and in some cases extreme, pressure for the initiation and/or strengthening of corrective action by individual market participants. These pressures, aggregating across industry participants, resulted in firming prices, more restrictive terms and conditions, tightened coverage availability across most classes and markets and increasing concern with respect to the financial security of insurance and reinsurance providers.

Thusfar in 2003 these general trends have continued, generally sustaining upward pressure on pricing, continued constriction of terms, conditions and coverages and constrained capacity. There are signs that pressures for incremental firming may be beginning to abate for some property classes, but these are offset by clear signs that pressures for incremental firming continue to build for casualty classes in general. More broadly, the industry remains exposed to the fundamental issues that negatively impacted 2002, including difficult investment market conditions and adverse loss emergence, both of which have continued to erode the industry's aggregate financial performance and perceptions of the financial strength of industry participants. These factors indicate the current strong market conditions are likely to persist until further corrective action combines with improved investment conditions to restore more normal competitive conditions.

These current trends reflect a clear reversal of the general trend from 1987 through 1999 toward increasingly competitive global market conditions across most lines of business, as reflected by decreasing prices and broadening contract terms. The earlier trend resulted from a number of factors, including the emergence of significant reinsurance capacity in Bermuda, changes in the Lloyd's market, consolidation and increased capital levels in the insurance and reinsurance industries, as well as the emergence of new reinsurance and financial products addressing traditional exposures in alternative fashions.

Many of these factors continue to operate and may take on additional importance as the result of the firming market conditions that have emerged. As a result, although the Company is encouraged by recent industry developments, which operate to its advantage, and more generally, current market conditions, the Company cannot predict with any reasonable certainty whether and to what extent these favorable conditions will persist.

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

PREMIUMS. Gross premiums written increased 68.0% to $1.002 billion in the three months ended March 31, 2003 from $596.3 million in the three months ended March 31, 2002, as the Company took advantage of the general firming of rates, terms and conditions and selected growth opportunities, while continuing to maintain a disciplined underwriting approach. Premium growth areas included a 88.3% ($160.6 million) increase in the U.S. Reinsurance operation, principally attributable to growth across property and casualty lines, a 77.8% ($74.0 million) increase in the International operation, mainly attributable to growth in the London, Canada and Latin American markets, a 56.2% ($111.8 million) increase in the U.S. Insurance operation, principally attributable to growth in workers' compensation insurance, a 12.6% ($14.8 million) increase in the Specialty underwriting operation and a $44.3 million increase in the Bermuda operation. Although premium volumes have increased significantly, the Company continued to decline business that did not meet its objectives regarding underwriting profitability.

Ceded premiums increased to $49.9 million in the three months ended March 31, 2003 from $31.3 million in the three months ended March 31, 2002, principally reflecting growth in specific reinsurance of the Company's primary insurance business.

Net premiums written increased by 68.5% to $951.9 million in the three months ended March 31, 2003 from $565.0 million in the three months ended March 31, 2002, reflecting the increase in gross premiums written, which exceeded the growth in ceded premiums.

PREMIUM REVENUES. Net premiums earned increased by 51.6% to $744.9 million in the three months ended March 31, 2003 from $491.2 million in the three months ended March 31, 2002. Contributing to this increase was a 68.2% ($74.3 million) increase in the U.S. Insurance operation, a 63.7% ($55.6 million) increase in the International operation, a 47.9% ($84.6 million) increase in the U.S. Reinsurance operation, an 8.9% ($10.2 million) increase in the Specialty underwriting, and a $29.0 million increase in the Bermuda operation. All of these changes reflect period to period changes in net written premiums and business mix together with normal variability in earnings patterns. Business mix changes occur not only as the Company shifts emphasis between products, lines of business, distribution channels and markets but also as individual contracts renew or non-renew, almost always with changes in coverage, structure, prices and/or terms, and as new contracts are accepted with coverages, structures, prices and/or terms different from those of expiring contracts. As premium reporting and earnings and loss and commission characteristics derive from the provisions of individual contracts, the continuous turnover of individual contracts, arising from both strategic shifts and day to day underwriting, can and does introduce appreciable background variability in various underwriting line items.

EXPENSES. Incurred LAE increased by 45.7% to $513.5 million in the three months ended March 31, 2003 from $352.5 million in the three months ended March 31, 2002. The increase in incurred losses and LAE was principally attributable to the increase in net premiums earned, partially offset by a decrease in catastrophe losses and also reflects the impact of changes in the Company's mix of business.

Incurred losses and LAE include catastrophe losses, which include the impact of both current period events and favorable and unfavorable development on prior period events, and are net of reinsurance. A catastrophe is an event that causes a pre-tax loss on property exposures of at least $5.0 million and has an event date of January 1, 1988 or later. Catastrophe losses, net of contract specific cessions but before cessions under the corporate retrocessional program, were $0.1 million in the three months ended March 31, 2003 compared to $1.4 million in the three months ended March 31, 2002. Incurred losses and LAE for the three months ended March 31, 2003 reflected ceded losses and LAE of $10.4 million compared to ceded losses and LAE in the three months ended March 31, 2002 of $38.0 million .

Contributing to the increase in incurred losses and LAE in the three months ended March 31, 2003 from the three months ended March 31, 2002 were a 61.1% ($49.3 million) increase in the U.S Insurance operation, a 49.0% ($28.1 million) increase in the International operation, a 43.6% ($53.8 million) increase in U.S. Reinsurance operations, a 14.2% ($12.3 million) increase in Specialty underwriting, and a $17.5 million increase in the Bermuda operation. Incurred losses and LAE for each operation were also impacted by variability relating to changes in the level of premium volume and the mix of business by class and type.

The Company's loss and LAE ratio ("loss ratio"), which is calculated by dividing incurred losses and LAE by net premiums earned, decreased by 2.9 percentage points to 68.9 % in the three months ended March 31, 2003 from 71.8% in the three months ended March 31, 2002, reflecting the premiums earned and incurred losses and LAE discussed above, as well as the general firming of rates, terms and conditions.

The following table shows the loss ratios for each of the Company's operating segments for the three months ended March 31, 2003 and 2002.

The loss ratios for all operations were impacted by the expense factors noted above.

                         Operating Segment Loss Ratios
--------------------------------------------------------------------------
Segment                                     2003                      2002
--------------------------------------------------------------------------
U.S. Reinsurance                            68.0%                     70.0%
U.S. Insurance                              71.0%                     74.1%
Specialty Underwriting                      79.4%                     75.7%
International                               59.7%                     65.6%
Bermuda                                     65.8%                    104.5%

Underwriting expenses increased by 35.2% to $182.7 million in the three months ended March 31, 2003 from $135.1 million in the three months ended March 31, 2002. Commission, brokerage, taxes and fees increased by $41.8 million, principally reflecting increases in premium volume and changes in the mix of business, together with the Company's emphasis on acquisition cost control. Other underwriting expenses increased by $5.7 million as the Company expanded operations to support its increased business volume.

Contributing to these underwriting expense increases were a 55.0% ($15.7 million) increase in the U.S. Insurance operations, a 31.9% ($6.3 million) increase in the International operation, a 30.7% ($15.4 million) increase in the U.S. Reinsurance operation, a 5.4% ($1.9 million) increase in the Specialty underwriting operation, and a $7.1 million increase in the Bermuda operation.

The changes for each operation's expenses principally resulted from changes in commission expenses related to changes in premium volume and business mix by class and type and, in some cases, changes in the use of specific reinsurance and the underwriting performance of the underlying business. The Company's expense ratio, which is calculated by dividing underwriting expenses by net premiums earned, was 24.5% for the three months ended March 31, 2003 compared to 27.5% for the three months ended March 31, 2002.

The Company's combined ratio, which is the sum of the loss and expense ratios, decreased by 5.8 percentage points to 93.5% in the three months ended March 31, 2003 compared to 99.3% in the three months ended March 31, 2002. The following table shows the combined ratios for each of the Company's operating segments for the three months ended March 31, 2003 and 2002. The combined ratios for all operations were impacted by the loss and expense ratio variability noted above.

                      Operating Segment Combined Ratios
---------------------------------------------------------------------------
Segment                                     2003                       2002
---------------------------------------------------------------------------
U.S. Reinsurance                            93.0%                      98.4%
U.S. Insurance                              95.1%                     100.3%
Specialty Underwriting                     108.7%                     106.0%
International                               78.1%                      88.4%
Bermuda                                     92.1%                     142.4%

INVESTMENT RESULTS. Net investment income increased 9.2% to $93.4 million in the three months ended March 31, 2003 from $85.5 million in the three months ended March 31, 2002, principally reflecting the effects of investing $958.3 million of cash flow from operations for the twelve months ended March 31, 2003, $345.8 million of net proceeds from an offering of common shares in February 2002, and $210.0 million of net proceeds from the issuance of trust preferred securities in November 2002, all partially offset by the effects of the lower interest rate environment.

The following table shows a comparison of various investment yields for the periods indicated:

                                                                           2003                2002
                                                                           ------------------------
Imbedded pre-tax yield of cash and invested
 assets at March 31, 2003 and December 31, 2002                            5.2%                5.3%
Imbedded after-tax yield of cash and invested
 assets at March 31, 2003 and December  31, 2002                           4.6%                4.6%
Annualized pre-tax yield on average cash and
 invested assets for the three months ended March 31,
 2003 and 2002                                                             5.3%                5.9%
Annualized after-tax yield on average cash and
 invested assets for the three months ended March 31,
 2003 and 2002                                                             4.5%                4.8%

Net realized capital losses were $13.2 million in the three months ended March 31, 2003, reflecting realized capital losses on the Company's investments of $27.9 million, which included $21.2 million relating to write-downs in the value of securities deemed to be impaired on an other than temporary basis, partially offset by $14.7 million of realized capital gains, compared to net realized capital losses of $3.9 million in the three months ended March 31, 2002. The net realized capital losses in the three months ended March 31, 2002 reflected realized capital losses of $9.7 million, partially offset by $5.8 million of realized capital gains, which included $3.8 million relating to write-downs in the value of securities deemed to be impaired on an other than temporary basis.

Interest expense for the three months ended March 31, 2003 was $10.1 million compared to $10.6 million for the three months ended March 31, 2002. Interest expense for the three months ended March 31, 2003 reflected $9.7 million relating to Holdings' issuance of senior notes and $0.4 million relating to Holdings' borrowings under its revolving credit facility. Interest expense for the three months ended March 31, 2002 reflected $9.7 million relating to Holdings' issuance of senior notes and $0.9 million relating to Holdings' borrowings under its revolving credit facility.

Distributions on the trust preferred securities are cumulative and pay quarterly in arrears. Distributions relating to the trust preferred securities for the period ended March 31, 2003 were $4.1 million.

Other expense for the three months ended March 31, 2003 was $1.1 million compared to other income of $1.3 million for the three months ended March 31, 2002. Significant contributors to other expense for the three months ended March 31, 2003 were foreign exchange losses, normal provisions for uncollectible audit premiums in the U.S. Insurance operation and the amortization of deferred expenses relating to Holdings' issuance of senior notes. Other income for the three months ended March 31, 2002 principally included foreign exchange gains and fee income.

The  Company  has a small  number of credit  default  swaps,  which it no longer writes, and specialized equity put options in its product portfolio. These products meet the definition of a derivative under Financial Accounting
Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). Net derivative expense from these derivative transactions for the three months ending March 31, 2003, was $2.7 million principally reflecting changes in fair value of the specialized equity put options, compared to $0.3 million for the three months ending March 31, 2002, which principally related to the discontinued credit default swaps.

INCOME TAXES. The Company recognized income tax expense of $16.4 million in the three months ended March 31, 2003 compared to $14.6 million in the three months ended March 31, 2002. The increase in taxes generally reflects the improved underwriting and investment income results, partially offset by the increase in realized capital losses.

NET INCOME. Net income was $94.4 million in the three months ended March 31, 2003 compared to net income of $61.1 million in the three months ended March 31, 2002, reflecting the factors noted above.

FINANCIAL CONDITION

CASH AND INVESTED ASSETS. Aggregate invested assets, including cash and short-term investments, were $7,583.1 million at March 31, 2003 and $7,259.1 million at December 31, 2002. The increase in cash and invested assets resulted primarily from $327.7 million in cash flows from operations and unrealized appreciation on investments of $35.5 million, with an offset of $13.2 million related to realized capital losses. Gross unrealized appreciation and depreciation across the Company's investment portfolio were $380.5 million and $35.1 million, respectively, at March 31, 2003 compared to gross unrealized appreciation and depreciation at December 31, 2002 of $356.5 million and $46.8 million, respectively.

LOSS AND LAE RESERVES. Gross loss and LAE reserves totaled $5,100.2 million at March 31, 2003 and $4,905.6 million at December 31, 2002. The increase during the three months ended March 31, 2003 was primarily attributable to increased earned premiums and normal variability in claim settlements. Reinsurance receivables were $1,097.0 million at March 31, 2003 and $1,116.4 million at December 31, 2002, with the decrease in reinsurance receivables reflecting the impact of normal activity as respects specific reinsurance protections. At March 31, 2003, $440.0 million, or 40.1%, was receivable from subsidiaries of London Reinsurance Group. These receivables are effectively secured by a combination of letters of credit and funds held arrangements under which the Company has retained the premium payments due the retrocessionaires, recognized liabilities for such amounts and reduced such liabilities as payments are due from the retrocessionaire. In addition, $145.0 million, or 13.2%, was receivable from Continental Insurance Company, which is partially secured by funds held arrangements, and $84.5 million or 7.7%, was receivable from Prudential Property and Casualty Insurance Company ("Prupac"), whose obligations are guaranteed by The Prudential. No other retrocessionaire accounted for more than 5% of the Company's receivables.

ASBESTOS AND ENVIRONMENTAL RESERVES. The Company continues to receive claims under expired contracts which assert alleged injuries and/or damages relating to or resulting from environmental pollution and hazardous substances, including asbestos. The Company's asbestos claims typically involve potential liability for bodily injury from exposure to asbestos or for property damage resulting from asbestos or products containing asbestos. The Company's environmental claims typically involve potential liability for (a) the mitigation or remediation of environmental contamination or (b) bodily injury or property damages caused by the release of hazardous substances into the land, air or water.

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

With respect to asbestos claims in particular, several additional factors further compound the difficulty in estimating the Company's liability. These include: (a) the aggressiveness of the plaintiff bar; (b) claims filed by individuals with no functional injury from asbestos, claims with little to no financial value; (c) the number and significance of bankruptcy filings by companies as a result of asbestos claims; (d) claim filings against defendants formerly regarded as "peripheral"; (e) concentrations of claims in a small number of states that favor plaintiffs; (f) the number of claims that might impact the general liability portion of insurance policies rather than the product liability portion; (g) responses in which specific courts have adopted measures to ameliorate the worst procedural abuses; and (h) the potential that the U. S. Congress may consider legislation to address the asbestos litigation issue.

Management believes that these factors continue to render reserves for A&E losses significantly less subject to traditional actuarial methods than are reserves on other types of losses. Given these uncertainties, management believes that no meaningful range for such ultimate losses can be established. The Company establishes reserves to the extent that, in the judgment of management, the facts and prevailing law reflect an exposure for the Company or its ceding companies.

In connection with the acquisition of Mt. McKinley Insurance Company ("Mt. McKinley"), which has significant exposure to A&E claims, Prupac, a subsidiary of The Prudential, provided reinsurance to Mt. McKinley covering 80% ($160.0 million) of the first $200.0 million of any adverse development of Mt. McKinley's reserves as of September 19, 2000 and The Prudential guaranteed Prupac's obligations to Mt. McKinley. Through March 31, 2003, cessions under this reinsurance agreement have reduced the available remaining limits to $75.6 million net of coinsurance. Due to the uncertainties discussed above, the ultimate losses may vary materially from current loss reserves and, depending on coverage under the Company's various reinsurance arrangements, could have a material adverse effect on the Company's future financial condition, results of operations and cash flows.

The following table shows the development of prior year A&E reserves on both a gross and net of retrocessional basis for the three months ended March 31, 2003 and 2002:


(dollar amounts in thousands)                                     Three Months Ended
                                                                        March 31,
                                                                 2003              2002
                                                               --------------------------
Gross basis:
Beginning of period reserves                                   $667,922          $644,390
Incurred losses                                                  17,673            10,000
Paid losses                                                     (18,635)          (22,612)
                                                               --------------------------

End of period reserves                                         $666,960          $631,778
                                                               ==========================

Net basis:
Beginning of period reserves                                   $527,462          $568,592
Incurred losses                                                  11,360             2,477
Paid losses                                                     (17,358)          (20,493)
                                                               --------------------------

End of period reserves                                         $521,464          $550,576
                                                               ==========================

At March 31, 2003, the gross reserves for A&E losses were comprised of $118.3 million representing case reserves reported by ceding companies, $62.1 million representing additional case reserves established by the Company on assumed reinsurance claims, $256.1 million representing case reserves established by the Company on direct excess insurance claims, including Mt. McKinley, and $230.4 million representing incurred but not reported ("IBNR") reserves.

Industry analysts have developed a measurement, known as the survival ratio, to compare the A&E reserves among companies with such liabilities. The survival ratio is typically calculated by dividing a company's current reserves by the three-year average of paid losses, and therefore measures the number of years that it would take to exhaust the current reserves based on historical payment patterns. Using this measurement, the Company's net three-year A&E survival ratio was 8.6 years at March 31, 2003. Adjusting the ratio to include the effect of the remaining limit the reinsurance agreement with Prupac, the measure rises to the equivalent of 9.9 years at March 31, 2003. The Company's net three year survival ratio on its asbestos exposures is 10.4 years for the period ended March 31, 2003. This three year survival ratio when adjusted to exclude the coverage in place ("CIP") and actively managed claims is 14.1 years for the period ended March 31, 2003, and when adjusted to exclude the CIP and actively managed claims and to include stop loss protection from The Prudential was 17.4 years. Because the survival ratio was developed as a comparative measure of reserve strength and not of absolute reserve adequacy, the Company considers, but does not rely on, the survival ratio when evaluating its reserves

SHAREHOLDERS' EQUITY. The Company's shareholders' equity increased to $2,489.3 million as of March 31, 2003, from $2,368.6 million as of December 31, 2002, principally reflecting net income of $94.4 million for the three months ended March 31, 2003, together with $26.5 million of net unrealized appreciation on the Company's investments. Dividends of $4.6 million were declared and paid by the Company in the three months ended March 31, 2003. The Company did not repurchase shares during the three months ended March 31, 2003, and has 1.73 million shares remaining under its existing repurchase authorization.

LIQUIDITY AND CAPITAL RESOURCES

CAPITAL. The Company's business operations are in part dependent on the Company's financial strength, and the market's perception thereof, as measured in part by shareholders' equity, which was $2,489.3 million and $2,368.6 million at March 31, 2003 and December 31, 2002, respectively. The Company has flexibility with respect to capitalization as the result of its perceived financial strength, including its financial strength ratings as assigned by independent rating agencies, and its access to the debt and equity markets. The Company continuously monitors its capital and financial position, as well as investment and security market conditions in general and with respect to the Company's securities, and responds accordingly.

On July 30, 2002, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission, which provides for the issuance of up to $475.0 million of securities. Generally, under this shelf registration statement, Group was authorized to issue common shares, preferred shares, debt, warrants and hybrid securities, Holdings was authorized to issue debt securities and warrants and Everest Re Capital Trust was authorized to issue trust preferred securities. This shelf registration statement became effective on September 26, 2002.

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

Holdings may elect to redeem the junior subordinated debt securities, in whole or in part, at any time after November 14, 2007. If such an early redemption occurs, the outstanding preferred securities will also be proportionately redeemed. If there is no early redemption, Capital Trust will redeem all of the outstanding preferred securities when the junior subordinated debt securities are paid at maturity on November 15, 2032.

Distributions on the preferred securities are cumulative and pay quarterly in arrears. Distributions relating to the preferred securities for the year ended March 31, 2003 were $4.1 million.

On April 23, 2003, the Company expanded the size of the remaining shelf registration to $318 million by filing under rule 462B of the Securities Act of 1933, as amended, and General Instruction IV of Form S-3 promulgated thereunder. On the same date, Company issued 4,480,135 of its common shares at a price of $70.75 per share, which resulted in $317.0 million in proceeds, before expenses of approximately $0.2 million. This transaction effectively exhausted the September 26, 2002 shelf registration.

On November 7, 2001, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission, which provided for the issuance of up to $575.0 million of common equity. On February 27, 2002, pursuant to this registration statement, the Company completed an offering of 5,000,000 of its common shares at a price of $69.25 per share, which resulted in $346.3 million of proceeds before expenses of approximately $0.5 million related to the offering. The Company used the net proceeds for working capital and general corporate purposes. On October 2, 2002, the Company filed a post-effective amendment to this registration statement that removed the remaining securities from registration.

On March 14, 2000, Holdings completed public offerings of $200.0 million in principal amount of 8.75% senior notes due March 15, 2010 and $250.0 million in principal amount of 8.5% senior notes due March 15, 2005. During 2000, the net proceeds of these offerings and additional funds were distributed by Holdings to Group. Interest expense incurred in connection with these senior notes was $38.9 million, $38.9 million and $30.9 million for the years ended December 31, 2002, 2001 and 2000, respectively.

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

The Company's liquidity requirements are met on both a short- and long-term basis by funds provided by premiums collected, investment income, collected reinsurance receivable balances and the sale and maturity of investments, together with the availability of funds under the Company's revolving credit facility. The Company's net cash flows from operating activities were $327.7 million for the three months ended March 31, 2003, compared to $105.5 million for the three months ended March 31, 2002.

The following table shows cash flows from operating activities, as well as the impacts of select transactions on those cash flows, for the three months ended March 31, 2003 and 2002.

                                                                 ----------------------
                                                                  Three Months Ended
                                                                        March 31,
                                                                   2003           2002
                                                                 ----------------------
Cash flow from operations                                        $ 327.7        $ 105.5
 Catastrophe loss payments                                          20.0           15.8
 Derivative settlement payments                                      3.6           23.6

 Net tax payments                                                    5.5          (17.4)
                                                                 ----------------------
Cash flow from operations, net of adjustments                    $ 356.8        $ 127.5
                                                                 ----------------------

Management believes that net cash flows from operating activities are generally consistent with expectations given the Company's investment strategies, mix of business and the normal variability of premium collections and the payout of loss reserves.

Proceeds from sales, calls and maturities and investment asset acquisitions were $662.8 million and $1,039.6 million, respectively, in the three months ended March 31, 2003, compared to $591.7 million and $1,005.8 million, respectively, in the three months ended March 31, 2002.

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

The Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1, Holdings to maintain a minimum interest coverage ratio of 2.5 to 1 and Everest Re to maintain its statutory surplus at $850.0 million plus 25% of aggregate net income and 25% of aggregate capital contributions. As of March 31, 2003, the Company was in compliance with these covenants.

During the three months ended March 31, 2002, Holdings made a payment on the Credit Facility of $20.0 million. As of March 31, 2003 and 2002, Holdings had outstanding Credit Facility borrowings of $70.0 million and $105.0 million, respectively. Interest expense incurred in connection with these borrowings was $0.4 million and $0.9 million for the three months ended March 31, 2003 and 2002, respectively.

MARKET SENSITIVE INSTRUMENTS. The Securities and Exchange Commission Financial Reporting Release #48 requires registrants to clarify and expand upon the existing financial statement disclosure requirements for derivative financial instruments, derivative commodity instruments, and other financial instruments (collectively, "market sensitive instruments"). The Company does not enter into market sensitive instruments for trading purposes.

The Company's current investment strategy seeks to maximize after-tax income through a high quality, diversified, taxable and tax-preferenced fixed maturity portfolio, while maintaining an adequate level of liquidity. The Company's mix of taxable and tax-preferenced investments is adjusted continuously, consistent with its current and projected operating results, market conditions, and tax position. The fixed maturities in the investment portfolio are comprised of non-trading available for sale securities. Additionally, the Company invests in equity securities, which it believes will enhance the risk-adjusted total return of the investment portfolio. The Company has also engaged in a small number of credit default swaps and specialized equity options.

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

The Company's risks associated with market sensitive instruments have not changed materially since the period ended December 31, 2002. Although not considered material in the context of the Company's aggregate exposure to market sensitive instruments, the Company has issued five specialized equity put options based on the Standard & Poor's 500 ("S&P 500") index that are market sensitive and sufficiently unique to warrant supplemental disclosure.

During 2001, the Company sold five specialized equity put options based on the S&P 500 index for total consideration, net of commission, of $16.9 million. These contracts each have a single exercise date, with maturities ranging from 18 to 30 years and strike prices ranging from $1,141.21 to $1,540.63. No amounts will be payable under these contracts if the S&P 500 index is at or above the strike price on the exercise dates. If the S&P 500 index is lower than the strike price on the applicable exercise date, the amount due will vary proportionately with the percentage the index was below the strike price. Based on historical index volatilities and trends and the March 31, 2003 index value, the Company estimates the probability for each contract of the S&P index being below the strike price on the exercise date is less than 15%. The theoretical maximum payouts under the contracts would occur if on each of the exercise dates the S&P 500 index value were zero.

As these specialized equity put options are derivatives within the framework of FAS 133, the Company is required to report the fair value of these instruments in its balance sheet and record any changes to fair value in its statement of operations.

The Company has recorded fair values for its obligations on these specialized equity put options at March 31, 2003 and December 31, 2002 of $25.1 million and $22.4 million, respectively; however, the Company does not believe that the ultimate settlement of these transactions is likely to require a payment that would exceed the initial consideration received or any payment at all.

As there is no active market for these instruments, the determination of their fair value is based on an accepted option pricing model that requires estimates and assumptions, including those regarding volatility and expected rates of return.

The table below estimates the impact of potential movements in interest rates and the S&P 500 index, the principal factors affecting fair value of these instruments, looking forward from the fair value at March 31, 2003. These are estimates and there can be no assurances regarding future market performance.

                              As of March 31, 2003
                     S & P 500 Index Put Options Obligation -
                     Sensitivity Analysis (Dollar amounts in
                                    millions)

Interest Rate Shift in Basis Points:               -100        -50         0          50         100
                                                  ----------------------------------------------------
    Total Market Value                            $39.5       $31.6      $25.1      $19.8       $15.6
    Market Value Change from Base (%)             -57.4%      -25.8%       0.0%      21.0%       38.0%

S & P Index Shift in Points:                       -200       -100         0         100         200
                                                  ----------------------------------------------------
    Total Market Value                            $36.7       $30.2      $25.1      $21.0       $17.7
    Market Value Change from Base (%)             -43.2%      -20.4%       0.0%      16.4%       29.5%

Combined Interest Rate / S & P Index Shift:
                                                  -100/-200  -50/-100     0/0      50/100      100/200
                                                  ----------------------------------------------------
    Total Market Value                            $55.2       $37.6      $25.1      $16.4       $10.5
    Market Value Change from Base (%)            -120.0%      -49.9%       0.0%      34.7%       58.1%


SAFE HARBOR DISCLOSURE. This report contains forward-looking statements within the meaning of the U.S. federal securities laws. The Company intends these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the federal securities laws. In some cases, these statements can be identified by the use of forward-looking words such as "may", "will", "should", "could", "anticipate", "estimate", "expect", "plan", "believe", "predict", "potential" and "intend". Forward-looking statements contained in this report include information regarding the Company's reserves for losses and LAE, the adequacy of the company's provision for uncollectible balances, estimates of the Company's catastrophe exposure, and the effects of catastrophe events on the Company's financial statements, the ability of the Company's subsidiaries to pay dividends and the settlement costs of the Company's specialized put options. Forward-looking statements only reflect the company's expectations and are not guarantees of performance. These statements involve risks, uncertainties and assumptions. Actual events or results may differ materially from the Company's expectations. Important factors that could cause the Company's actual results to be materially different from its expectations include the uncertainties that surround the estimating of reserves for losses and LAE, those discussed in Note 4 to the Financial Statements included in this report and the risks described under the caption "Risk Factors" in the Company's most recent Report on Form 10-K. The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I - ITEM 3


                             EVEREST RE GROUP, LTD.
                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK


MARKET RISK INSTRUMENTS. See "Market Sensitive Instruments" in Part I - Item 2.

PART I - ITEM 4

                             EVEREST RE GROUP, LTD.
                             CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-14c under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer believe that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                             EVEREST RE GROUP, LTD.

                                OTHER INFORMATION

Part II - ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of business, the Company is involved in lawsuits, arbitrations and other formal and informal dispute resolution procedures, the outcomes of which will determine the Company's rights and obligations under insurance and reinsurance agreements and other more general contracts. In some disputes, the Company seeks to enforce its rights under an agreement or to collect funds owing to it. In other disputes, the Company is resisting attempts by others to collect funds or enforce alleged rights. Such disputes are resolved through formal and informal means, including litigation and arbitration.

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

Part II - ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibit Index:

Exhibit No.       Description
-----------       -----------------------------------------
10.1              Amendment of Employment Agreement
                  by and among Everest Reinsurance (Bermuda)
                  Ltd. and Peter Bennett, dated April 24, 2003

11.1              Statement regarding computation of per
                  share earnings

99.1              CEO and CFO certification of Form 10-Q


b) A report on Form 8-K dated February 20, 2003 was filed on February 20, 2003 reporting an increase to Everest Re Group, Ltd.'s quarterly shareholder dividend and declaring a dividend.

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








Dated:  May 13, 2003

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



May 13, 2003                                             /s/ JOSEPH V. TARANTO
------------                                             -----------------------
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



May 13, 2003                                         /s/ STPEHEN L. LIMAURO
------------                                         ---------------------------
                                                     Stephen L. Limauro
                                                     Executive Vice President
                                                     and Chief Financial Officer