Form 10-Q
period 2003-06-30
EVEREST RE GROUP LTD
filed 2003-08-14
CIK 1095073

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:                                                                                                                                                                                                            Commision File Number:

June 30, 2003                                                                                                                                                                                                                                 1-15731

EVEREST RE GROUP, LTD.
(Exact name of Registrant as specified in its charter)

Bermuda                                                                                                                                                                                                                                 98-0365432

(State or other juris-                                                                                                                                                                                                                                 (IRS Employer Identification                                                            diction of incorporation or organization)                                                                                                                                                                                                                                 Number)

c/o ABG Financial & Management Services, Inc.
Parker House
Wildey Business Park, Wildey Road
St.Michael, Barbados
(246) 228-7398

(Address,	including zip code, and telephone number, including area code, of registrant’s principal executive office)

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

YES  X           NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Number of Shares Outstanding
Class	at July 1, 2003
Common Shares, $.01 par value	55,458,133

EVEREST RE GROUP, LTD.

Index To Form 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets at June 30, 2003 (unaudited)	3
and December 31, 2002

Consolidated Statements of Operations and Comprehensive Income	4
for the three and six months ended June 30, 2003
and 2002 (unaudited)

Consolidated Statements of Changes in Shareholders' Equity for the	5
three and six months ended June, 2003 and 2002
(unaudited)

Consolidated Statements of Cash Flows for the three and six	6
months ended June 30, 2003 and 2002 (unaudited)

Notes to Consolidated Interim Financial Statements (unaudited)	7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS	19

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK	38

ITEM 4. CONTROLS AND PROCEDURES	39

PART II

OTHER INFORMATION

Part I - Item 1

EVEREST RE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value per share)

	June 30,	December 31,

	2003	2002

ASSETS:	(unaudited)
Fixed maturities - available for sale, at market value
(amortized cost: 2003, $7,478,198; 2002, $6,460,839)	$8,000,791	$6,779,858
Equity securities, at market value (cost: 2003, $60,902; 2002, $56,841)	56,296	47,473
Short-term investments	212,668	169,116
Other invested assets	61,728	53,856
Cash	134,909	208,830

Total investments and cash	8,466,392	7,259,133
Accrued investment income	107,769	85,959
Premiums receivable	890,656	673,377
Reinsurance receivables	1,151,733	1,116,362
Funds held by reinsureds	147,404	121,308
Deferred acquisition costs	270,383	207,416
Prepaid reinsurance premiums	88,060	63,437
Deferred tax asset	98,197	139,176
Other assets	199,576	198,435

TOTAL ASSETS	$11,420,170	$9,864,603

LIABILITIES:
Reserve for losses and adjustment expenses	$5,403,294	$4,905,582
Future policy benefit reserve	219,855	227,925
Unearned premium reserve	1,247,864	872,340
Funds held under reinsurance treaties	371,946	347,360
Losses in the course of payment	46,662	45,511
Contingent commissions	(277)	1,932
Other net payable to reinsurers	99,971	61,244
Current federal income taxes	(13,364)	(16,696)
8.5% Senior notes due 3/15/2005	249,826	249,780
8.75% Senior notes due 3/15/2010	199,201	199,158
Revolving credit agreement borrowings	70,000	70,000
Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely subordinated debentures ("trust
preferred securities")	210,000	210,000
Accrued interest on debt and borrowings	13,425	13,481
Other liabilities	246,403	308,340

Total liabilities	8,364,806	7,495,957

SHAREHOLDERS' EQUITY:
Preferred shares, par value: $0.01; 50 million shares authorized;
no shares issued and outstanding	--	--
Common shares, par value: $0.01; 200 million shares authorized;
55.5 million shares issued in 2003 and 50.9 million shares
issued in 2002	559	513
Additional paid-in capital	938,551	618,521
Unearned compensation	(298)	(340)
Accumulated other comprehensive income, net of
deferred income taxes of $133.2 million in 2003 and
$74.4 million in 2002	393,791	221,542
Retained earnings	1,745,711	1,551,360
Treasury shares, at cost; 0.5 million shares in 2003 and 0.5 million
shares in 2002	(22,950)	(22,950)

Total shareholders' equity	3,055,364	2,368,646

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$11,420,170	$9,864,603

        The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(unaudited)		(unaudited)
REVENUES:
Premiums earned	$851,988	$502,330	$1,596,858	$993,538
Net investment income	102,060	90,830	195,437	176,370
Net realized capital gain (loss)	1,747	(31,008)	(11,488)	(34,863)
Net derivative income (expense)	1,305	(4,890)	(1,395)	(5,140)
Other expense	(4,453)	(2,908)	(5,600)	(1,571)

Total revenues	952,647	554,354	1,773,812	1,128,334

CLAIMS AND EXPENSES:
Incurred loss and loss adjustment expenses	585,042	353,177	1,098,513	705,683
Commission, brokerage, taxes and fees	204,409	120,320	367,214	241,329
Other underwriting expenses	23,920	16,724	43,784	30,849
Distributions related to trust preferred securities	4,122	--	8,243	--
Interest expense on senior notes	9,733	9,728	19,464	19,456
Interest expense on credit facility	348	853	708	1,762

Total claims and expenses	827,574	500,802	1,537,926	999,079

INCOME BEFORE TAXES	125,073	53,552	235,886	129,255
Income tax expense	15,518	145	31,964	14,787

NET INCOME	$109,555	$53,407	$203,922	$114,468

Other comprehensive income (loss), net of tax	142,261	39,328	172,249	(28,798)

COMPREHENSIVE INCOME	$251,816	$92,735	$376,171	$85,670

PER SHARE DATA:
Average shares outstanding (000's)	54,096	51,301	52,505	49,713
Net income per common share - basic	$2.03	$1.04	$3.88	$2.30

Average diluted shares outstanding (000's)	55,091	52,177	53,314	50,633
Net income per common share - diluted	$1.99	$1.02	$3.82	$2.26

        The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(unaudited)		(unaudited)
COMMON SHARES (shares outstanding):
Balance, beginning of period	50,908,643	51,286,465	50,881,693	46,269,015
Issued during the period, net	4,549,490	33,074	4,576,440	5,050,524

Balance, end of period	55,458,133	51,319,539	55,458,133	51,319,539

COMMON SHARES (par value):
Balance, beginning of period	$514	$513	$513	$463
Issued during the period	45	--	46	50

Balance, end of period	559	513	559	513

ADDITIONAL PAID IN CAPITAL:
Balance, beginning of period	619,407	616,508	618,521	269,945
Common shares issued during the period	319,144	1,372	320,030	347,935

Balance, end of period	938,551	617,880	938,551	617,880

UNEARNED COMPENSATION:
Balance, beginning of period	(319)	(115)	(340)	(115)
Net increase during the period	21	12	42	12

Balance, end of period	(298)	(103)	(298)	(103)

ACCUMULATED OTHER COMPREHENSIVE INCOME,
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	251,530	45,754	221,542	113,880
Net increase (decrease) during the period	142,261	39,328	172,249	(28,798)

Balance, end of period	393,791	85,082	393,791	85,082

RETAINED EARNINGS:
Balance, beginning of period	1,641,146	1,393,363	1,551,360	1,336,404
Net income	109,555	53,407	203,922	114,468
Dividends declared ($0.09 and $0.18 per share in 2003
and $0.08 and $0.16 per share in 2002)	(4,990)	(4,105)	(9,571)	(8,207)

Balance, end of period	1,745,711	1,442,665	1,745,711	1,442,665

TREASURY SHARES AT COST:
Balance, beginning of period	(22,950)	(55)	(22,950)	(55)
Treasury shares acquired during the period	-	-	-	-

Balance, end of period	(22,950)	(55)	(22,950)	(55)

TOTAL SHAREHOLDERS' EQUITY, END OF PERIOD	$3,055,364	$2,145,982	$3,055,364	$2,145,982

        The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(unaudited)		(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$109,555	$53,407	$203,922	$114,468
Adjustments to reconcile net income to net cash provided by
operating activities:
Increase in premiums receivable	(71,142)	(19,091)	(214,742)	(85,355)
Increase in funds held, net	15,669	12,931	1,724	32,911
Increase in reinsurance receivables	(42,859)	(13,370)	(20,185)	(42,924)
Decrease (increase) in deferred tax asset	738	(34,238)	(14,536)	(9,080)
Increase in reserve for losses and loss adjustment expenses	245,713	70,680	427,496	138,207
Decrease increase in future policy benefit reserve	(4,861)	(171)	(8,070)	4,541
Increase in unearned premiums	149,205	93,237	368,368	168,015
Decrease in other assets and liabilities	(47,548)	(22,710)	(74,988)	(76,592)
Non cash compensation expense	21	12	42	12
Accrual of bond discount/amortization of bond premium	420	(2,157)	257	(4,068)
Amortization of underwriting discount on senior notes	45	41	89	82
Realized capital (gains ) losses	(1,747)	31,008	11,488	34,863

Net cash provided by operating activities	353,209	169,579	680,865	275,080

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale	204,960	128,401	401,945	275,995
Proceeds from fixed maturities sold - available for sale	209,827	629,259	675,506	1,045,831
Proceeds from equity securities sold	177	14,570	297	19,940
Proceeds from other invested assets sold	476	4	486	3,265
Cost of fixed maturities acquired - available for sale	(1,119,398)	(914,099)	(2,047,751)	(1,773,159)
Cost of equity securities acquired	(4,159)	(71)	(4,159)	(9,298)
Cost of other invested assets acquired	(12)	(3,148)	(3,060)	(3,476)
Net sales (purchases) of short-term securities	30,819	(57,677)	(41,464)	(194,896)
Net (decrease) increase in unsettled securities transactions	(21,185)	49,919	(57,066)	68,798

Net cash used in investing activities	(698,495)	(152,842)	(1,075,266)	(567,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares issued during the period	319,189	1,372	320,076	347,985
Dividends paid to shareholders	(4,990)	(4,105)	(9,571)	(8,207)
Borrowing on revolving credit agreement	--	--	--	20,000
Repayments on revolving credit agreement	--	--	--	(20,000)

Net cash provided by (used in) financing activities	314,199	(2,733)	310,505	339,778

EFFECT OF EXCHANGE RATE CHANGES ON CASH	12,275	9,174	9,975	5,195

Net (decrease) increase in cash	(18,812)	23,178	(73,921)	53,053

Cash, beginning of period	153,721	101,753	208,830	71,878

Cash, end of period	$134,909	$124,931	$134,909	$124,931

SUPPLEMENTAL CASH FLOW INFORMATION
Cash transactions:
Income taxes paid (refunded), net	$40,430	$10,804	$45,883	$(6,593)
Interest paid	$4,476	$871	$28,381	$21,170
Non-cash financing transaction:
Issuance of common shares	$21	$12	$42	$12

        The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended June 30, 2003 and 2002

1. General

As used in this document, "Group" means Everest Re Group, Ltd., "Holdings" means Everest Reinsurance Holdings, Inc., "Everest Re" means Everest Reinsurance Company and the "Company" means Everest Re Group, Ltd. and its subsidiaries.

The consolidated financial statements of the Company for the three and six months ended June 30, 2003 and 2002 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the results on an interim basis. Certain financial information, which is normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America, has been omitted since it is not required for interim reporting purposes. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America. The results for the three and six months ended June 30, 2003 and 2002 are not necessarily indicative of the results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2002, 2001 and 2000 included in the Company’s most recent Form 10-K filing.

2. Capital Resources

On June 27, 2003, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission, which provides for the issuance of up to $975 million of securities. Generally, under this shelf registration statement, Group is authorized to issue common shares, preferred shares, debt securities, warrants and hybrid securities, Holdings is authorized to issue debt securities and Everest Re Capital Trust II and III are authorized to issue trust preferred securities. As of the date of this Form 10-Q filing, the registration statement was not yet effective.

On July 30, 2002, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission, which provided for the issuance of up to $475 million of securities. Generally, under this shelf registration statement, Group was authorized to issue common shares, preferred shares, debt securities, warrants and hybrid securities, Holdings was authorized to issue debt securities and Everest Re Capital Trust was authorized to issue trust preferred securities. This shelf registration statement became effective on September 26, 2002.

In November 2002, pursuant to a trust agreement between Holdings and JPMorgan Chase Bank, the property trustee, and Chase Manhattan Bank USA, the Delaware trustee, Everest Re Capital Trust completed a public offering of $210.0 million of 7.85% trust preferred securities, resulting in net proceeds of $203.4 million. The proceeds of the issuance

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Six Months Ended June 30, 2003 and 2002

were used to purchase $210 million of 7.85% junior subordinated debt securities of Holdings that will be held in trust by the property trustee for the benefit of the holders of the trust preferred securities. Holdings used the proceeds from the sale of the junior subordinated debt principally for capital contributions to its operating subsidiaries.

On April 23, 2003, the Company expanded the size of the remaining shelf registration to $318 million by filing a post-effective amendment under Rule 462(b) of the Securities Act of 1933, as amended, and General Instruction IV of Form S-3 promulgated thereunder. On the same date, the Company issued 4,480,135 of its common shares at a price of $70.75 per share, which resulted in $317.0 million in proceeds, before expenses of approximately $0.2 million. This transaction effectively exhausted the September 26, 2002 shelf registration.

On November 7, 2001, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission, which provided for the issuance of up to $575 million of common equity. On February 27, 2002, pursuant to this registration statement, the Company completed a secondary offering of 5,000,000 of its common shares at a price of $69.25 per share, which resulted in $346.3 million of proceeds, before expenses of approximately $0.5 million. On October 2, 2002, the Company filed a post-effective amendment to this registration statement that removed the remaining securities from registration.

On March 14, 2000, Holdings completed public offerings of $200.0 million in principal amount of 8.75% senior notes due March 15, 2010 and $250.0 million in principal amount of 8.5% senior notes due March 15, 2005.

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Six Months Ended June 30, 2003 and 2002

3. Earnings Per Common Share

Net income per common share has been computed as follows:

(shares and dollar amounts in thousands except per share amounts)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

Net income (numerator)	$109,555	$53,407	$203,922	$114,468

Weighted average common shares and effect
of dilutive shares used in the computation
of net income per share:
Average shares outstanding	54,096	51,301	52,505	49,713
basic (denominator)
Effect of dilutive shares	995	876	809	920

Average shares outstanding
diluted (denominator)	55,091	52,177	53,314	50,633

Net income per common share:
Basic	$ 2.03	$ 1.04	$ 3.88	$ 2.30
Diluted	$ 1.99	$ 1.02	$ 3.82	$ 2.26

Options to purchase 15,206 and 207,000 common shares for the three months ended June 30, 2003 and 2002, respectively, and options to purchase 235,206 and 2,000 common shares for the six months ended June 30, 2003 and 2002, respectively, were outstanding but not included in the computation of diluted earnings per share as the options’ exercise price were greater than the average market price of the common shares during the period.

On May 22, 2002, shareholders of the Company approved the 2002 Stock Incentive Plan (“The 2002 Plan”), which replaces the 1995 stock incentive plan for key employees (“The 1995 Employee Plan”). The 2002 Plan provides for a maximum of 4,000,000 common shares to be awarded to employees of the Company. With the adoption of The 2002 Plan, no further awards will be granted under The 1995 Employee Plan.

In the third quarter of 2002, the Company adopted prospectively Financial Accounting Standards Board (“FASB”) Financial Accounting Standard No. 123, as amended, “Accounting for Stock-Based Compensation – Transition and Disclosure”. The after-tax impact of adopting this standard on the Company’s statement of operations for the three and six months ended June 30,

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Six Months Ended June 30, 2003 and 2002

2003 was $0.1 million or $0.00 per diluted share and $0.5 million or $0.01 per diluted share, respectively.

4. Contingencies

In the ordinary course of business, the Company is involved in lawsuits, arbitrations and other formal and informal dispute resolution procedures, the outcomes of which will determine the Company’s rights and obligations under insurance and reinsurance agreements and other more general contracts. In some disputes, the Company seeks to enforce its rights under an agreement or to collect funds owing to it. In other disputes, the Company is resisting attempts by others to collect funds or enforce alleged rights. Such disputes are resolved through formal and informal means, including litigation and arbitration.

In all such matters, the Company believes that its positions are legally and commercially reasonable. The Company also regularly evaluates those positions, and where appropriate, establishes or adjusts insurance reserves to reflect its evaluation. The Company’s aggregate reserves take into account the possibility that the Company may not ultimately prevail in each and every disputed matter. The Company believes its aggregate reserves reduce the potential that an adverse resolution of one or more of these matters, at any point in time, would have a material impact on the Company’s financial condition or results of operations. However, there can be no assurance that adverse resolutions of such matters in any one period or in the aggregate will not result in a material adverse effect on the Company’s results of operations.

The Company does not believe that there are any other material pending legal proceedings to which it or any of its subsidiaries or their properties are subject.

The Prudential Insurance Company of America (“The Prudential”) sells annuities, which are purchased by property and casualty insurance companies to settle certain types of claim liabilities. In 1993 and prior years, the Company, for a fee, accepted the claim payment obligation of these property and casualty insurers, and, concurrently, became the owner of the annuity or assignee of the annuity proceeds. In these circumstances, the Company would be liable if The Prudential were unable to make the annuity payments. The estimated cost to replace all such annuities for which the Company was contingently liable at June 30, 2003 was $153.1 million.

The Company has purchased annuities from an unaffiliated life insurance company with an A+ (Superior) rating from A.M. Best to settle certain claim liabilities of the Company. Should the life insurance company become unable to make the annuity payments, the Company would be liable for those claim liabilities. The estimated cost to replace such annuities at June 30, 2003 was $15.4 million.

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Six Months Ended June 30, 2003 and 2002

5. Other Comprehensive Income (Loss)

The Company’s other comprehensive income (loss) is comprised as follows:

(dollar amounts in thousands)	Three Months Ended		Six Months Ended
	June 30,		June30,
	2003	2002	2003	2002

Net unrealized
appreciation/(depreciation)
of investments, net of
deferred income taxes	$130,987	$36,196	$157,460	($30,943)
Currency translation
adjustments, net of deferred
income taxes	11,274	3,132	14,789	2,145

Other comprehensive income/(loss),
net of deferred income taxes
	$142,261	$39,328	$172,249	($28,798)

6. Credit Line

On December 21, 1999, Holdings entered into a three-year senior revolving credit facility with a syndicate of lenders (the “Credit Facility”). On November 21, 2002, the maturity date of the Credit Facility was extended to December 19, 2003. Wachovia Bank, National Association (formerly First Union National Bank) is the administrative agent for the Credit Facility. The Credit Facility is used for liquidity and general corporate purposes. The Credit Facility provides for the borrowing of up to $150.0 million with interest at a rate selected by Holdings equal to either (1) the Base Rate (as defined below) or (2) an adjusted London InterBank Offered Rate (“LIBOR”) plus a margin. The Base Rate is the higher of the rate of interest established by Wachovia Bank from time to time as its prime rate or the Federal Funds rate plus 0.5% per annum. The amount of margin and the fees payable for the Credit Facility depend upon Holding’s senior unsecured debt rating. Group has guaranteed Holdings’ obligations under the Credit Facility.

The Credit Facility agreement requires the Company to maintain a debt to capital ratio of not greater than 0.35 to 1, Holdings to maintain a minimum interest coverage ratio of 2.5 to 1 and Everest Re to maintain statutory surplus at $850.0 million plus 25% of future aggregate net income and 25% of future aggregate capital contributions. As of June 30, 2003, the Company was in compliance with these requirements.

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Six Months Ended June 30, 2003 and 2002

During the three and six months ended June 30, 2003 and the three months ended June 30, 2002, Holdings made no payments and no borrowings on the Credit Facility. For the six months ended June 30, 2002, Holdings made a payment on the Credit Facility of $20.0 million and had new Credit Facility borrowings of $20.0 million.

As of June 30, 2003 and 2002, Holdings had outstanding Credit Facility borrowings of $70.0 million. Interest expense incurred in connection with the borrowing was $0.3 million and $0.9 million for the three months ended June 30, 2003 and 2002, respectively, and $0.7 million and $1.8 million for the six months ended June 30, 2003 and 2002, respectively.

7. Letters of Credit

The Company has arrangements available for the issuance of letters of credit, which letters are generally collateralized by the Company’s cash and investments. Under these arrangements, at June 30, 2003 and 2002, letters of credit for $167.9 million and $15.9 million, respectively, were issued and outstanding, generally supporting reinsurance provided by the Company’s non-U.S. operations. The following table summarizes the Company’s letters of credit as of June 30, 2003. All dollar amounts are in thousands.

Year of
Bank	Commitment	In Use	Expiry

Citibank	$ 100,000	$ 25,411	12/31/2003
		$ 66,890	12/31/2006
Wachovia	$ 100,000	$ --	N/A
Wachovia	Individual	$ 5,002	12/31/2003
Wachovia	Individual	$ 1,045	03/31/2004
Citibank (London)	Individual	$ 952	12/31/2003
Citibank (London)	Individual	$ 3,344	01/28/2005
Citibank (London)	Individual	$ 58,609	12/31/2006
Citibank (London)	Individual	$ 6,688	12/31/2007

8. Senior Notes

During the first quarter of 2000, Holdings completed a public offering of $200.0 million in principal amount of 8.75% senior notes due March 15, 2010 and $250.0 million in principal amount of 8.5% senior notes due March 15, 2005.

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Six Months Ended June 30, 2003 and 2002

Interest expense incurred in connection with these senior notes was $9.7 million for the three months ended June 30, 2003 and 2002, respectively, and $19.5 million for the six months ended June 30, 2003 and 2002, respectively.

9. Trust Preferred Securities

Everest Re Capital Trust is a wholly owned finance subsidiary of Holdings. Holdings considers that the mechanisms and obligations relating to the trust preferred securities, taken together, constitute a full and unconditional guarantee by Holdings of Everest Re Capital Trust’s payment obligation with respect to the trust preferred securities.

In November 2002, pursuant to a trust agreement between Holdings and JPMorgan Chase Bank, the property trustee, and Chase Manhattan Bank USA, the Delaware trustee, Everest Re Capital Trust completed a public offering of $210.0 million of 7.85% trust preferred securities, resulting in net proceeds of $203.4 million. The proceeds of the issuance were used to purchase $210 million of 7.85% junior subordinated debt securities of Holdings that will be held in trust by the property trustee for the benefit of the holders of the trust preferred securities. Holdings used the proceeds from the sale of the junior subordinated debt securities principally for capital contributions to its operating subsidiaries.

Holdings may elect to redeem the junior subordinated debt securities, in whole or in part, at any time after November 14, 2007. If such an early redemption occurs, the outstanding preferred securities will also be proportionately redeemed. If there is no early redemption, Everest Re Capital Trust will redeem all of the outstanding preferred securities when the junior subordinated debt securities are paid at maturity on November 15, 2032.

Everest Re Capital Trust will redeem all of the outstanding trust preferred securities when the junior subordinated debt securities are paid at maturity on November 15, 2032. Holdings may elect to redeem the junior subordinated debt securities, in whole or in part, at any time after November 14, 2007. If such an early redemption occurs, the outstanding trust preferred securities will also be proportionately redeemed.

Distributions on the trust preferred securities are cumulative and pay quarterly in arrears. Distributions relating to the trust preferred securities for the three and six months ended June 30, 2003 were $4.1 million and $8.2 million, respectively.

10. Segment Reporting

The Company, through its subsidiaries, operates in five segments: U.S. Reinsurance, U.S. Insurance, Specialty Underwriting, International and Bermuda. The U.S. Reinsurance operation writes property and casualty reinsurance on both a treaty and facultative basis through

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Six Months Ended June 30, 2003 and 2002

reinsurance brokers as well as directly with ceding companies within the United States. The U.S. Insurance operation writes property and casualty insurance primarily through general agent relationships and surplus lines brokers within the United States. The Specialty Underwriting operation writes accident and health, marine, aviation and surety business within the United States and worldwide through brokers and directly with ceding companies. The International operation writes property and casualty reinsurance through the Company’s branches in London, Canada, and Singapore, in addition to foreign business written through the Company’s New Jersey headquarters and Miami office. The Bermuda operation provides reinsurance and insurance to worldwide property and casualty markets and reinsurance to life insurers through brokers and directly with ceding companies.

These segments are managed in a carefully coordinated fashion with strong elements of central control, including with respect to capital, investments and support operations. As a result, management monitors and evaluates the financial performance of these operating segments based upon their underwriting gain or loss (“underwriting results”). The Company utilizes inter-affiliate reinsurance and such reinsurance does not impact segment results, as business is generally reported within the segment in which the business was first produced. Underwriting results include earned premium less losses and loss adjustment expenses (“LAE”) incurred, commission and brokerage expenses and other underwriting expenses.

The Company does not maintain separate balance sheet data for its operating segments. Accordingly, the Company does not review and evaluate the financial results of its operating segments based upon balance sheet data.

The following tables present the relevant underwriting results for the operating segments for the three and six months ended June 30, 2003 and 2002.

                                                                                      U.S. Reinsurance

(dollar values in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

Gross written premiums	$ 383,116	$ 154,102	$ 725,530	$ 335,933
Net written premiums	355,963	150,775	696,966	332,044

Earned premiums	$ 310,779	$ 140,628	$ 571,967	$ 317,186
Incurred losses and loss adjustment
expenses	235,224	96,482	412,633	220,056
Commission and brokerage	80,340	37,145	141,011	83,134
Other underwriting expenses	5,495	4,474	10,403	8,643

Underwriting (loss) gain	($ 10,280)	$ 2,527	$ 7,920	$ 5,353

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Six Months Ended June 30, 2003 and 2002

                                                                                      U.S. Insurance

(dollar values in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

Gross written premiums	$ 275,994	$ 221,550	$ 586,693	$ 420,409
Net written premiums	240,946	202,962	515,590	373,389

Earned premiums	$ 205,540	$ 133,787	$ 388,646	$ 242,632
Incurred losses and loss adjustment
expenses	144,845	99,259	274,841	179,956
Commission and brokerage	39,493	27,496	75,699	51,193
Other underwriting expenses	8,597	5,925	16,482	10,665

Underwriting (loss) gain	$ 12,605	$ 1,107	$ 21,624	$ 818

                                                                                      Specialty Underwriting

(dollar values in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

Gross written premiums	$ 137,869	$ 119,728	$ 269,672	$ 236,745
Net written premiums	136,608	119,267	266,351	235,580

Earned premiums	$ 136,509	$ 116,280	$ 261,034	$ 230,649
Incurred losses and loss adjustment
expenses	84,072	88,086	182,966	174,679
Commission and brokerage	37,042	33,504	72,171	66,746
Other underwriting expenses	1,580	1,526	2,918	2,892

Underwriting (loss) gain	$ 13,815	($ 6,836)	$ 2,979	($ 13,668)

                                                                                      International

(dollar values in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

Gross written premiums	$ 197,009	$ 124,589	$ 366,084	$ 219,655
Net written premiums	194,334	123,574	360,086	217,058

Earned premiums	$ 172,483	$ 108,497	$ 315,380	$ 195,772
Incurred losses and loss adjustment
expenses	109,031	66,270	194,383	123,562
Commission and brokerage	41,710	20,613	64,795	37,493
Other underwriting expenses	4,123	3,312	7,269	6,321

Underwriting (loss) gain	$ 17,619	$ 18,302	$ 48,932	$ 28,396

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Six Months Ended June 30, 2003 and 2002

                                                                                      Bermuda

(dollar values in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

Gross written premiums	$ 74,745	$ 10,087	$ 122,591	$ 13,625
Net written premiums	60,576	4,092	101,364	7,617

Earned premiums	$ 26,677	$ 3,138	$ 59,831	$ 7,299
Incurred losses and loss adjustment
expenses	11,871	3,080	33,694	7,430
Commission and brokerage	5,821	1,562	13,537	2,763
Other underwriting expenses	1,329	453	2,318	827

Underwriting (loss) gain	$ 7,656	($ 1,957)	$ 10,282	($ 3,721)

The following table reconciles the underwriting results for the operating segments to income before tax as reported in the consolidated statements of operations and comprehensive income.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

Underwriting gain	$ 41,407	$ 13,143	$ 91,737	$ 17,178
Net investment income	102,060	90,830	195,437	176,370
Realized gain (loss)	1,747	(31,008)	(11,488)	(34,863)

Net derivative income
(expense)	1,305	(4,890)	(1,395)	(5,140)

Corporate expenses	(2,790)	(1,034)	(4,390)	(1,501)
Interest expense	(10,081)	(10,581)	(20,172)	(21,218)
Distribution on Trust
Preferred Securities	(4,122)	--	(8,243)	--
Other expense	(4,453)	(2,908)	(5,600)	(1,571)

Income before taxes	$ 125,073	$ 53,552	$ 235,886	$ 129,255

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Six Months Ended June 30, 2003 and 2002

The Company produces business in its United States, Bermuda and international operations. The net income and assets of the individual foreign countries in which the Company writes business are not identifiable in the Company’s financial records. The largest country, other than the United States, in which the Company writes business, is the United Kingdom, with $89.0 and $156.3 million of written premiums for the three and six months ended June 30, 2003, respectively. No other country represented more than 5% of the Company’s revenues.

11. Derivatives

The Company has in its product portfolio three credit default swaps, which it no longer writes, and five specialized equity put options. These products meet the definition of a derivative under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). The Company’s position in these contracts is unhedged and is accounted for as a derivative in accordance with FAS 133. Accordingly, these contracts are carried at fair value with changes in fair value recorded in the statement of operations.

12. New Accounting Pronouncement

In June 2001, the FASB issued Financial Accounting Standard 142, “Goodwill and Other Intangible Assets” (“FAS 142”). FAS 142 established new accounting and reporting standards for acquired goodwill and other intangible assets. It requires that an entity determine if other intangible assets have an indefinite useful life or a finite useful life. Goodwill and those intangible assets with indefinite useful lives are not subject to amortization and must be tested at least annually for impairment. Those with finite useful lives are subject to amortization and must be tested annually for impairment. This statement is effective for all fiscal quarters of all fiscal years beginning after December 15, 2001. The Company adopted FAS 142 on January 1, 2002. The implementation of this statement has not had a material impact on the financial position, results of operations or cash flows of the Company.

In May 2003, the FASB issued Financial Accounting Standard 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“FAS 150”). The company adopted the accounting treatment in accordance with FAS 150, and has reclassified its Trust Preferred Securities as a liability.

13. Related-Party Transactions

During the normal course of business, the Company, through its affiliates, engages in reinsurance and brokerage and commission business transactions which management believes to be at arm’s length with companies controlled by or affiliated with one of its outside directors.

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Six Months Ended June 30, 2003 and 2002

These transactions are on terms as favorable as could have been obtained from unrelated third parties. Such transactions, individually and in the aggregate, are immaterial to the Company’s financial condition, results of operations and cash flows.

Part I — Item 2

EVEREST RE GROUP, LTD.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Industry Conditions

The worldwide reinsurance and insurance businesses are highly competitive yet cyclical by product and market. The terrorist attacks on September 11, 2001 (the “September 11 attacks”) resulted in losses which reduced industry capacity and were of sufficient magnitude to cause most individual companies to reassess their capital position, tolerance for risk, exposure control mechanisms and the pricing terms and conditions at which they are willing to take on risk. The gradual and variable improving trend that had been apparent through 2000 and earlier in 2001 firmed significantly. This firming generally took the form of immediate and significant upward pressure on prices, more restrictive terms and conditions and a reduction of coverage limits and capacity availability. Such pressures were widespread with variability depending on the product and markets involved, but mainly depending on the characteristics of the underlying risk exposures. The magnitude of the changes was sufficient to create temporary disequilibrium in some markets as individual buyers and sellers adapted to changes in both their internal and market dynamics.

Through 2002, the Company’s markets, and reinsurance and insurance markets in general, continued to firm, reflecting the continuing implications of losses arising from the September 11 attacks as well as aggregate company reactions to broad and growing recognition that competition in the late 1990s reached extremes in many classes and markets, which ultimately led to inadequate pricing and overly broad terms, conditions and coverages. The effect of these extremes, which has become apparent through excessive loss emergence, varies widely by company depending on product offerings, markets accessed, underwriting and operating practices, competitive strategies and business volumes. Across all market participants, however, the aggregate effect has been impaired financial results and erosion of the industry capital base. Coupled with deteriorating investment market conditions and results, and renewed concerns regarding longer term industry specific issues, including asbestos exposure and sub-par capital returns, these financial impacts introduced substantial, and in some cases extreme, pressure for the initiation and/or strengthening of corrective action by individual market participants. These pressures, aggregating across industry participants, resulted in firming prices, more restrictive terms and conditions, tightened coverage availability across most classes and markets and increasing concern with respect to the financial security of insurance and reinsurance providers.

Thus far in 2003 these general trends have continued, generally sustaining upward pressure on pricing, continued constriction of terms, conditions and coverages and constrained capacity. There are signs that pressures for incremental firming may be beginning to abate for some property classes, but these are offset by clear signs that pressures for incremental firming continue to build for casualty classes in general. More broadly, the industry remains exposed to fundamental issues that negatively impacted 2002, including difficult investment market conditions and adverse loss emergence, both of which have continued to erode the industry’s aggregate financial performance and perceptions of the financial strength of industry participants. These factors indicate the current strong market conditions are likely to persist until further corrective actions, possibly combined with improved investment conditions, restore more normal competitive conditions.

These current trends reflect a clear reversal of the general trend from 1987 through 1999 toward increasingly competitive global market conditions across most lines of business, as reflected by decreasing prices and broadening contract terms. The earlier trend resulted from a number of factors, including the emergence of significant reinsurance capacity in Bermuda, changes in the Lloyd’s market, consolidation and increased capital levels in the insurance and reinsurance industries, as well as the emergence of new reinsurance and financial products addressing traditional exposures in alternative fashions.

Many of these factors continue to operate and may take on additional importance as the result of the firming market conditions that have emerged. As a result, although the Company is encouraged by recent industry developments, which operate to its advantage, and more generally, by current market conditions, the Company cannot predict with any reasonable certainty whether and to what extent these favorable conditions will persist.

Segment Information

The Company, through its subsidiaries, operates in five segments: U.S. Reinsurance, U.S. Insurance, Specialty Underwriting, International and Bermuda. The U.S. Reinsurance operation writes property and casualty reinsurance, on both a treaty and facultative basis, through reinsurance brokers as well as directly with ceding companies within the United States. The U.S. Insurance operation writes property and casualty insurance primarily through general agent relationships and surplus lines brokers within the United States. The Specialty Underwriting operation writes accident and health, marine, aviation and surety business within the United States and worldwide through brokers and directly with ceding companies. The International operation writes property and casualty reinsurance through the Company’s branches in London, Canada, and Singapore, in addition to foreign business written through the Company’s New Jersey headquarters and Miami office. The Bermuda operation provides reinsurance and insurance to worldwide property and casualty markets and reinsurance to life insurers through brokers and directly with ceding companies.

These segments are managed in a carefully coordinated fashion with strong elements of central control, including with respect to capital, investments and support operations. As a result, management monitors and evaluates the financial performance of these operating segments principally based upon their underwriting results. The Company utilizes inter-affiliate reinsurance but such reinsurance does not impact segment results, as business is generally reported within the segment in which the business was first produced.

Three Months Ended June 30, 2003 compared to Three Months Ended June 30, 2002

Premiums.     Gross premiums written increased 69.6% to $1,069 million in the three months ended June 30, 2003 from $630.1 million in the three months ended June 30, 2002, as the Company took advantage of the general firming of rates, terms and conditions and selected growth opportunities, while continuing to maintain a disciplined underwriting approach. Premium growth areas included a 148.6% ($229.0 million) increase in the U.S. Reinsurance operation, principally attributable to growth across property and casualty markets, a 58.1% ($72.4 million) increase in the International operation, mainly attributable to growth in the London, Canada and Latin American markets, a $64.7 million increase in the Bermuda operation reflecting a significant shift toward more traditional business resulting from the rollout of treaty, facultative and individual risk capabilities in a market which continues to develop, a 24.6% ($54.4 million) increase in the U.S. Insurance operation, principally attributable to growth in workers’ compensation and excess and surplus lines insurance, and a 15.1% ($18.1 million) increase in the Specialty Underwriting operation. Although premium volumes have increased significantly, the Company continued to decline business that did not meet its objectives regarding underwriting profitability.

Ceded premiums increased to $80.3 million in the three months ended June 30, 2003 from $29.4 million in the three months ended June 30, 2002, principally reflecting growth in specific reinsurance of the Company’s primary insurance business and adjustment premiums relating to loss cessions made to its corporate level aggregate cover for accident year 2000.

Net premiums written increased by 64.6% to $988.4 million in the three months ended June 30, 2003 from $600.7 million in the three months ended June 30, 2002, reflecting the increase in gross premiums written, combined with the growth in ceded premiums.

Premium Revenues.     Net premiums earned increased by 69.6% to $852.0 million in the three months ended June 30, 2003 from $502.3 million in the three months ended June 30, 2002. Contributing to this increase was a 121.0% ($170.2 million) increase in the U.S. Reinsurance operation, a 53.6% ($71.8 million) increase in the U.S. Insurance operation, a 59.0% ($64.0 million) increase in the International operation, a $23.5 million increase in the Bermuda operation and a 17.4% ($20.2 million) increase in the Specialty Underwriting operation. All of these changes reflect period-to-period changes in net written premiums and business mix together with normal variability in earning patterns. Business mix changes occur not only as the Company shifts emphasis between products, lines of business, distribution channels and markets but also as individual contracts renew or non-renew, almost always with changes in coverage, structure, prices and/or terms, and as new contracts are accepted with coverages, structures, prices and/or terms different from those of expiring contracts. As premium reporting, earnings, loss and commission characteristics derive from the provisions of individual contracts, the continuous turnover of individual contracts, arising from both strategic shifts and day to day underwriting, can and does introduce appreciable background variability in various underwriting line items.

Expenses.     Incurred loss and LAE increased by 65.7% to $585.0 million in the three months ended June 30, 2003 from $353.2 million in the three months ended June 30, 2002. The increase in incurred losses and LAE was principally attributable to the increase in net premiums earned, the impact of changes in the Company’s mix of business, an increase in catastrophe losses and reserve adjustments for prior period losses. Net reserve adjustments for the three months ended June 30, 2003, were $31.8 million, which amount is net of a 2000 accident year cession of $35.0 million and relates to a $26.8 million increase in the U.S. Reinsurance operation and a $5.0 million increase in the International operation, each principally relating to the 1997-2000 exposure years.

Incurred losses and LAE include catastrophe losses, which include the impact of both current period events and favorable and unfavorable development on prior period events, and are net of reinsurance. A catastrophe is an event that causes a pre-tax loss on property exposures of at least $5.0 million and has an event date of January 1, 1988 or later. Catastrophe losses, net of contract specific cessions were $27.9 million in the three months ended June 30, 2003, relating principally to May 2003 tornado and hailstorm events, compared to $0.3 million in the three months ended June 30, 2002. Incurred losses and LAE for the three months ended June 30, 2003 reflected ceded losses and LAE of $69.1 million compared to ceded losses and LAE in the three months ended June 30, 2002 of $34.9 million, with the increase principally relating to cessions under the company’s corporate level coverage for accident year 2000.

Contributing to the increase in incurred losses and LAE in the three months ended June 30, 2003 from the three months ended June 30, 2002 were a 143.8% ($138.7 million) increase in U.S. Reinsurance operations, a 45.9% ($45.6 million) increase in the U.S Insurance operation, a 64.5% ($42.8 million) increase in the International operation, and an $8.8 million increase in the Bermuda operation, partially offset by a 4.6% ($4.0 million) decrease in the Specialty Underwriting operation. Incurred losses and LAE for each operation were also impacted by variability relating to changes in the level of premium volume and the mix of business by class and type.

The Company’s loss and LAE ratio (“loss ratio”), which is calculated by dividing incurred losses and LAE by net premiums earned, decreased by 1.6 percentage points to 68.7% in the three months ended June 30, 2003 from 70.3% in the three months ended June 30, 2002, reflecting the premiums earned and incurred losses and LAE discussed above, as well as the general firming of rates, terms and conditions.

The following table shows the loss ratios for each of the Company’s operating segments for the three months ended June 30, 2003 and 2002. The loss ratios for all operations were impacted by the expense factors noted above.

Operating Segment Loss Ratios

Segment	2003	2002

U.S. Reinsurance	75.7%	68.6%
U.S. Insurance	70.5%	74.2%
Specialty Underwriting	61.6%	75.8%
International	63.2%	61.1%
Bermuda	44.5%	98.2%

Underwriting expenses increased by 66.6% to $228.3 million in the three months ended June 30, 2003 from $137.0 million in the three months ended June 30, 2002. Commission, brokerage, taxes and fees increased by $84.1 million, principally reflecting increases in premium volume and changes in the mix of business, together with the Company’s emphasis on acquisition cost control. Other underwriting expenses increased by $7.2 million as the Company expanded operations to support its increased business volume. Contributing to these underwriting expense increases were a 106.2% ($44.2 million) increase in the U.S. Reinsurance operation, a 91.6% ($21.9 million) increase in the International operation, a 43.9% ($14.7 million) increase in the U.S. Insurance operations, a $5.1 million increase in the Bermuda operation and a 10.3% ($3.6 million) increase in the Specialty Underwriting operation. The changes for each operation’s expenses principally resulted from changes in commission expenses related to changes in premium volume and business mix by class and type and, in some cases, changes in the use of specific reinsurance and the underwriting performance of the underlying business. The Company’s expense ratio, which is calculated by dividing underwriting expenses by net premiums earned, was 26.8% for the three months ended June 30, 2003 compared to 27.3% for the three months ended June 30, 2002.

The Company’s combined ratio, which is the sum of the loss and expense ratios, decreased by 2.1 percentage points to 95.5% in the three months ended June 30, 2003 compared to 97.6% in the three months ended June 30, 2002.

The following table shows the combined ratios for each of the Company’s operating segments for the three months ended June 30, 2003 and 2002. The combined ratios for all operations were impacted by the loss and expense ratio variability noted above.

Operating Segment Combined Ratios

Segment	2003	2002

U.S. Reinsurance	103.3%	98.2%
U.S. Insurance	93.9%	99.2%
Specialty Underwriting	89.9%	105.9%
International	89.8%	83.1%
Bermuda	71.3%	162.4%

Investment Results.     Net investment income increased 12.4% to $102.1 million in the three months ended June 30, 2003 from $90.8 million in the three months ended June 30, 2002, principally reflecting the effects of investing $1,141.9 million of cash flow from operations for the twelve months ended June 30, 2003, $203.4 million of net proceeds from the issuance of trust preferred securities in November 2002 and $316.8 million of net proceeds from the issuance of common shares in April 2003, all partially offset by the effects of the lower interest rate environment.

The following table shows a comparison of various investment yields for the periods indicated:

	2003	2002

Imbedded pre-tax yield of cash and invested
assets at June 30, 2003 and 2002	5.0%	5.8%
Imbedded after-tax yield of cash and invested
assets at June 30, 2003 and 2002	4.4%	4.9%
Annualized pre-tax yield on average cash and
invested assets for the three months ended
June 30, 2003 and 2002	5.4%	5.9%
Annualized after-tax yield on average cash and
invested assets for the three months ended
June 30, 2003 and 2002	4.6%	4.9%

Net realized capital gains of $1.7 million in the three months ended June 30, 2003 reflected $5.2 million of realized capital gains partially offset by realized capital losses on the Company’s investments of $3.5 million. Net realized capital losses of $31.0 million in the three months ended June 30, 2002, reflected realized capital losses of $65.8 million, which included $61.2 million relating to write-downs in the value of securities deemed to be impaired on an other than temporary basis ($33.0 million related to WorldCom bankruptcy), partially offset by $34.8 million of realized capital gains.

Interest expense for the three months ended June 30, 2003 was $10.1 million compared to $10.6 million for the three months ended June 30, 2002. Interest expense for the three months ended June 30, 2003 reflected $9.7 million relating to the senior notes and $0.3 million relating to borrowings under the revolving credit facility. Interest expense for the three months ended June 30, 2002 reflected $9.7 million relating to the senior notes and $0.9 million relating to borrowings under the revolving credit facility.

Distributions on the trust preferred securities are cumulative and pay quarterly in arrears. Distributions relating to the trust preferred securities for the three months ended June 30, 2003 were $4.1 million. The securities were issued in November, 2002.

Other expense for the three months ended June 30, 2003 was $4.5 million compared to $2.9 million for the three months ended June 30, 2002. The increase in net expenses for 2003 was due to higher foreign exchange losses.

The Company has a small number of credit default swaps, which it no longer writes, and specialized equity put options in its product portfolio. These products meet the definition of a derivative under Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). Net derivative income from these derivative transactions for the three months ending June 30, 2003, was $1.3 million, which principally reflects changes in fair value of the specialized equity put options, compared to net derivative expenses of $4.9 million for the three months ending June 30, 2002, which principally related to the discontinued credit default swaps.

Income Taxes.     The Company recognized income tax expense of $15.5 million in the three months ended June 30, 2003 compared to $0.1 million in the three months ended June 30, 2002. The increase in taxes generally resulted from a $32.8 million increase in net capital gains coupled with improved underwriting and investment income results.

Net Income.     Net income was $109.6 million for the three months ended June 30, 2003 compared to net income of $53.4 million in the three months ended June 30, 2002, reflecting the factors noted above.

Six Months Ended June 30, 2003 compared to Six Months Ended June 30, 2002

Premiums.     Gross premiums written increased 68.8% to $2,070.6 million for the six months ended June 30, 2003 from $1,226.4 million for the six months ended June 30, 2002, as the Company took advantage of the general firming of rates, terms and conditions and selected growth opportunities, while continuing to maintain a disciplined underwriting approach. Premium growth areas included a 116.0% ($389.6 million) increase in the U.S. Reinsurance operation, principally attributable to growth across property and casualty lines, a 39.6% ($166.3 million) increase in the U.S. Insurance operation, principally attributable to growth in workers’ compensation and excess and surplus lines insurance, a 66.7% ($146.4 million) increase in the International operation, mainly attributable to growth in the London, Canada and Latin American markets, a $109.0 million increase in the Bermuda operation reflecting a significant shift toward more traditional business resulting from the rollout of treaty, facultative and individual risk capabilities in a market which continues to develop, and a 13.9% ($32.9 million) increase in the Specialty Underwriting operation. Although premium volumes have increased significantly, the Company continued to decline business that did not meet its objectives regarding underwriting profitability.

Ceded premiums increased to $130.2 million in the six months ended June 30, 2003 from $60.7 million in six months ended June 30, 2002, principally reflecting growth in specific reinsurance of the Company’s primary insurance business and adjustment premiums relating to loss cessions made to its corporate level aggregate cover for accident year 2000.

Net premiums written increased by 66.5% to $1,940.4 million in the six months ended June 30, 2003 from $1,165.7 million in the six months ended June 30, 2002, reflecting the increase in gross premiums written, combined with the growth in ceded premiums.

Premium Revenues.     Net premiums earned increased by 60.7% to $1,596.9 million in for the six months ended June 30, 2003 from $993.5 million in the six months ended June 30, 2002. Contributing to this increase was a 80.3% ($254.8 million) increase in the U.S. Reinsurance operation, a 60.2% ($146.0 million) increase in the U.S. Insurance operation, a 61.1% ($119.6 million) increase in the International operation, a $52.5 million increase in the Bermuda operation and a 13.2% ($ 30.4 million) increase in the Specialty Underwriting operation. All of these changes reflect period-to-period changes in net written premiums and business mix together with normal variability in earnings patterns. Business mix changes occur not only as the Company shifts emphasis between products, lines of business, distribution channels and markets but also as individual contracts renew or non-renew, almost always with changes in coverage, structure, prices and/or terms, and as new contracts are accepted with coverage’s, structures, prices and/or terms different from those of expiring contracts. As premium reporting and earnings and loss and commission characteristics derive from the provisions of individual contracts, the continuous turnover of individual contracts, arising from both strategic shifts and day to day underwriting, can and does introduce appreciable background variability in various underwriting line items.

Expenses.     Incurred loss and LAE increased by 55.7% to $1,098.5 million for the six months ended June 30, 2003 from $705.7 million for the six months ended June 30, 2002. The increase in incurred losses and LAE was principally attributable to the increase in net premiums earned, the impact of changes in the Company’s mix of business, an increase in catastrophe losses and reserve adjustments for prior period losses. Net reserve adjustments for the six months ended June 30, 2003 were $59.3 million, which amount is net of a 2000 accident year cession of $35.0 million and relates to a $39.3 million increase in the U.S. Reinsurance operation, a $15.0 million increase in the Specialty Underwriting operation and a $5.0 million increase in the International operation, each principally relating to the 1997-2000 exposure years.

Incurred losses and LAE include catastrophe losses, which include the impact of both current period events and favorable and unfavorable development on prior period events, and are net of reinsurance. A catastrophe is an event that causes a pre-tax loss on property exposures of at least $5.0 million and has an event date of January 1, 1988 or later. Catastrophe losses, net of contract specific cessions were $27.9 million for the six months ended June 30, 2003, relating principally to May 2003 tornado and hailstorm events compared to $1.7 million for the six months ended June 30, 2002. Incurred losses and LAE for the six months ended June 30, 2003 reflected ceded losses and LAE of $79.4 million compared to ceded losses and LAE in the six months ended June 30, 2002 of $72.9 million, with the increase principally relating to cessions under the company’s corporate level coverage for accident year 2000.

Contributing to the increase in incurred losses and LAE for the six months ended June 30, 2003 from the six months ended June 30, 2002 were an 87.5% ($192.6 million) increase in U.S. Reinsurance operations, a 52.7% ($94.9 million) increase in the U.S Insurance operation, a 57.3% ($70.8 million) increase in the International operation, a $26.3 million increase in the Bermuda operation and a 4.7% ($8.3 million) increase in the Specialty Underwriting operation. Incurred losses and LAE for each operation were also impacted by variability relating to changes in the level of premium volume and the mix of business by class and type.

The Company’s loss and LAE ratio (“loss ratio”), which is calculated by dividing incurred losses and LAE by net premiums earned, decreased by 2.2 percentage points to 68.8% for the six months ended June 30, 2003 from 71.0% for the six months ended June 30, 2002, reflecting the premiums earned and incurred losses and LAE discussed above, as well as the general firming of rates, terms and conditions.

The following table shows the loss ratios for each of the Company’s operating segments for the six months ended June 30, 2003 and 2002. The loss ratios for all operations were impacted by the expense factors noted above.

Operating Segment Loss Ratios

Segment	2003	2002

U.S. Reinsurance	72.1%	69.4%
U.S. Insurance	70.7%	74.2%
Specialty Underwriting	70.1%	75.7%
International	61.6%	63.1%
Bermuda	56.3%	101.8%

Underwriting expenses increased by 51.0% to $411.0 million for the six months ended June 30, 2003 from $272.2 million in the six months ended June 30, 2002. Commission, brokerage, taxes and fees increased by $125.9 million, principally reflecting increases in premium volume and changes in the mix of business, together with the Company’s emphasis on acquisition cost control. Other underwriting expenses increased by $12.9 million as the Company expanded operations to support its increased business volume. Contributing to these underwriting expense increases were a 65.0% ($59.6 million) increase in the U.S. Reinsurance operation, a 49.0% ($30.3 million) increase in the U.S. Insurance operations, a 64.5% ($28.3 million) increase in the International operation, a $12.3 million increase in the Bermuda operation and a 7.8% ($5.5 million) increase in the Specialty Underwriting operation. The changes for each operation’s expenses principally resulted from changes in commission expenses related to changes in premium volume and business mix by class and type and, in some cases, changes in the use of specific reinsurance and the underwriting performance of the underlying business. The Company’s expense ratio, which is calculated by dividing underwriting expenses by net premiums earned, was 25.7% for the six months ended June 30, 2003 compared to 27.4% for the six months ended June 30, 2002.

The Company’s combined ratio, which is the sum of the loss and expense ratios, decreased by 3.9 percentage points to 94.5% for the six months ended June 30, 2003 compared to 98.4% for the six months ended June 30, 2002. The following table shows the combined ratios for each of the Company’s operating segments for the six months ended June 30, 2003 and 2002. The combined ratios for all operations were impacted by the loss and expense ratio variability noted above.

Operating Segment Combined Ratios

Segment	2003	2002

U.S. Reinsurance	98.6%	98.3%
U.S. Insurance	94.4%	99.7%
Specialty Underwriting	98.9%	105.9%
International	84.5%	85.5%
Bermuda	82.8%	151.0%

Investment Results. Net investment income increased 10.8% to $195.4 million for the six months ended June 30, 2003 from $176.4 million for the six months ended June 30, 2002, principally reflecting the effects of investing $1,141.9 million of cash flow from operations for the twelve months ended June 30, 2003, $345.8 million of net proceeds from an offering of common shares in February 2002, $203.4.0 million of net proceeds from the issuance of trust preferred securities in November 2002 and $316.8 million of net proceeds from the issuance of common shares in April 2003, all partially offset by the effects of the lower interest rate environment.

The following table shows a comparison of various investment yields for the periods indicated:

	2003	2002

Imbedded pre-tax yield of cash and invested
assets at June 30, 2003 and December 31, 2002	5.0%	5.3%
Imbedded after-tax yield of cash and invested
assets at June 30, 2003 and December 31, 2002	4.4%	4.6%
Annualized pre-tax yield on average cash
and invested assets for the six months ended
June 30, 2003 and 2002	5.3%	5.9%
Annualized after-tax yield on average cash
and invested assets for the six months ended	4.5%	4.9%
June 30, 2003 and 2002

Net realized capital losses were $11.5 million for the six months ended June 30, 2003, reflecting realized capital losses on the Company’s investments of $31.4 million, which included $21.2 million relating to write-downs in the value of securities deemed to be impaired on an other than temporary basis, partially offset by $20.0 million of realized capital gains, compared to net realized capital losses of $34.9 million in the six months ended June 30, 2002. The net realized capital losses in the six months ended June 30, 2002 reflected realized capital losses of $75.5 million, which included $65.1 million relating to write-downs in the value of securities deemed to be impaired on an other than temporary basis ($33.0 million related to WorldCom bankruptcy), partially offset by $40.6 million of realized capital gains.

Interest expense for the six months ended June 30, 2003 was $20.2 million compared to $21.2 million for the six months ended June 30, 2002. Interest expense for the six months ended June 30, 2003 reflected $19.5 million relating to the senior notes and $0.7 million relating to borrowings under the revolving credit facility. Interest expense for the six months ended June 30, 2002 reflected $19.5 million relating to the issuance of the senior notes and $1.7 million relating to borrowings under the revolving credit facility.

Distributions on the trust preferred securities are cumulative and pay quarterly in arrears. Distributions relating to the trust preferred securities for the six months ended June 30, 2003 were $8.2 million. These securities were issued in November 2002.

Other expense for the six months ended June 30, 2003 was $5.6 million compared to $1.6 million for the six months ended June 30, 2002. The increase in net expenses for 2003 was due to higher foreign exchange losses.

The Company has a small number of credit default swaps, which it no longer writes, and specialized equity put options in its product portfolio. These products meet the definition of a derivative under Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). Net derivative expense from these derivative transactions for the six months ending June 30, 2003, was $1.4 million, which principally reflects changes in fair value of the specialized equity put options, compared to net derivative expenses of $5.1 million for the six months ending June 30, 2002, which principally related to the discontinued credit default swaps.

Income Taxes.     The Company recognized income tax expense of $32.0 million for the six months ended June 30, 2003 compared to $14.8 million for the six months ended June 30, 2002. The increase in taxes generally reflects the improved underwriting and investment income results, coupled with a decrease in realized capital losses.

Net Income.     Net income was $203.9 million for the six months ended June 30, 2003 compared to net income of $114.5 million for the six months ended June 30, 2002, reflecting the factors noted above.

FINANCIAL CONDITION

Cash and Invested Assets.     Aggregate invested assets, including cash and short-term investments, were $8,466.4 million at June 30, 2003 and $7,259.1 million at December 31, 2002. The increase in cash and invested assets resulted primarily from $680.9 million in cash flows from operations, $316.8 million of net proceeds from the issuance of common shares in April 2003 and unrealized appreciation on investments of $208.6 million, partly offset by $11.5 million of realized capital losses. Gross unrealized appreciation and depreciation across the Company’s investment portfolio were $551.0 million and $32.8 million, respectively, at June 30, 2003 compared to gross unrealized appreciation and depreciation at December 31, 2002 of $356.5 million and $46.8 million, respectively.

Loss and LAE Reserves.     Gross loss and LAE reserves totaled $5,403.3 million at June 30, 2003 and $4,905.6 million at December 31, 2002. The increase at June 30, 2003 was primarily attributable to increased earned premiums and normal variability in claim settlements. Reinsurance receivables were $1,151.7 million at June 30, 2003 and $1,116.4 million at December 31, 2002, with the increase in reinsurance receivables reflecting an additional $35.0 million cession under the 2000 accident year cover and the impact of normal activity as respects specific reinsurance protections. At June 30, 2003, $475.0 million, or 41.2%, was receivable from subsidiaries of London Reinsurance Group. These receivables are effectively secured by a combination of letters of credit and funds held arrangements under which the Company has retained the premium payments due the retrocessionaires, recognized liabilities for such amounts and reduced such liabilities as payments are due from the retrocessionaire. In addition, $145.0 million or 12.6%, was receivable from Continental Insurance Company, which is partially secured by funds held arrangements, and $84.5 million or 7.3%, was receivable from Prudential Property and Casualty Insurance Company (“Prupac”) whose obligations are guaranteed by The Prudential. No other retrocessionaire accounted for more than 5% of the Company’s receivables.

Asbestos and Environmental Reserves.     The Company continues to receive claims under expired contracts which assert alleged injuries and/or damages relating to or resulting from environmental pollution and hazardous substances, including asbestos. The Company’s asbestos claims typically involve potential liability for bodily injury from exposure to asbestos or for property damage resulting from asbestos or products containing asbestos. The Company’s environmental claims typically involve potential liability for (a) the mitigation or remediation of environmental contamination or (b) bodily injury or property damages caused by the release of hazardous substances into the land, air or water.

The Company’s reserves include an estimate of the Company’s ultimate liability for asbestos and environmental (“A&E”) claims for which ultimate value cannot be estimated using traditional reserving techniques. There are significant uncertainties in estimating the amount of the Company’s potential losses from A&E claims. Among the complications are: (a) potentially long waiting periods between exposure and manifestation of any bodily injury or property damage; (b) difficulty in identifying sources of asbestos or environmental contamination; (c) difficulty in properly allocating responsibility and/or liability for asbestos or environmental damage; (d) changes in underlying laws and judicial interpretation of those laws; (e) potential for an asbestos or environmental claim to involve many insurance providers over many policy periods; (f) long reporting delays, both from insureds to insurance companies and ceding companies to reinsurers; (g) historical data on A&E losses, which is more limited and variable than historical information on other types of casualty claims; (h) questions concerning interpretation and application of insurance and reinsurance coverage; and (i) uncertainty regarding the number and identity of insureds with potential asbestos or environmental exposure.

With respect to asbestos claims in particular, several additional factors further compound the difficulty in estimating the Company’s liability. These include: (a) the aggressiveness of the plaintiff bar; (b) claims filed by individuals with no functional injury from asbestos, which are claims with little to no financial value; (c) the number and significance of bankruptcy filings by companies as a result of asbestos claims; (d) claim filings against defendants formerly regarded as “peripheral”; (e) concentrations of claims in a small number of states that favor plaintiffs; (f) the number of claims that might impact the general liability portion of insurance policies rather than the product liability portion; (g) responses in which specific courts have adopted measures to ameliorate the worst procedural abuses; and (h) the potential that the U. S. Congress may pass legislation to address the asbestos litigation issue.

Management believes that these factors continue to render reserves for A&E losses significantly less subject to traditional actuarial methods than reserves for other types of losses. Given these uncertainties, management believes that no meaningful range for such ultimate losses can be established. The Company establishes reserves to the extent that, in the judgment of management, the facts and prevailing law reflect an exposure for the Company or its ceding companies.

In connection with the acquisition of Mt. McKinley Insurance Company (“Mt. McKinley”), which has significant exposure to A&E claims, Prupac, a subsidiary of The Prudential, provided reinsurance to Mt. McKinley covering 80% ($160.0 million) of the first $200.0 million of any adverse development of Mt. McKinley’s reserves as of September 19, 2000 and The Prudential guaranteed Prupac’s obligations to Mt. McKinley. Through June 30, 2003, cessions under this reinsurance agreement have reduced the available remaining limits to $75.6 million net of coinsurance. Due to the uncertainties discussed above, the ultimate losses may vary materially from current loss reserves and, depending on coverage under the Company’s various reinsurance arrangements, could have a material adverse effect on the Company’s future financial condition, results of operations and cash flows.

The following table shows the development of prior year A&E reserves on both a gross and net of retrocessional basis for the three and six months ended June 30, 2003 and 2002:

(dollar amounts in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

Gross basis:
Beginning of period reserves	$666,960	$631,778	$667,922	$644,390
Incurred losses	--	20,000	17,673	30,000
Paid losses	(20,801)	(12,676)	(39,436)	(35,288)

End of period reserves	$646,159	$639,102	$646,159	$639,102

Net basis:
Beginning of period reserves	$521,464	$550,576	$527,462	$568,592
Incurred losses	--	4,832	11,360	7,309
Paid losses	(18,244)	(11,209)	(35,602)	(31,702)

End of period reserves	$503,220	$544,199	$503,220	$544,199

At June 30, 2003, the gross reserves for A&E losses were comprised of $125.5 million representing case reserves reported by ceding companies, $63.0 million representing additional case reserves established by the Company on assumed reinsurance claims, $260.1 million representing case reserves established by the Company on direct excess insurance claims, including Mt. McKinley, and $197.5 million representing incurred but not reported (“IBNR”) reserves.

Industry analysts have developed a measurement, known as the survival ratio, to compare the A&E reserves among companies with such liabilities. The survival ratio is typically calculated by dividing a company’s current reserves by the three year average of paid losses, and therefore measures the number of years that it would take to exhaust the current reserves based on historical payment patterns. Using this measurement, the Company’s net three year A&E survival ratio was 8.0 years at June 30, 2003. Adjusting these ratios to include the effect of the remaining limits of reinsurance available under the reinsurance agreement with Prupac, the measures rise to the equivalent of 9.3 years at June 30, 2003. The Company’s net three year survival ratio on its asbestos exposures was 8.9 years for the period ended June 30, 2003. This three year survival ratio when adjusted to exclude the coverage in place (“CIP”) and actively managed claims was 13.1 years for the period ended June 30, 2003, and when adjusted to exclude the CIP and actively managed claims and to include stop loss protection from Prupac was 16.2 years. Because the survival ratio was developed as a comparative measure of reserve strength and not of absolute reserve adequacy, the Company considers, but does not rely on, the survival ratio when evaluating its reserves

Shareholders’ Equity.     The Company’s shareholders’ equity increased to $3,055.4 million as of June 30, 2003, from $2,368.6 million as of December 31, 2002, principally reflecting net income of $203.9 million for the six months ended June 30, 2003, together with $316.8 million of net proceeds from the issuance of common shares in April 2003 and $157.4 million of net after tax unrealized appreciation on the Company’s investments. Dividends of $9.6 million were declared and paid by the Company for the six months ended June 30, 2003. The Company did not repurchase shares during the six months ended June 30, 2003, and has 1.73 million shares remaining under its existing repurchase authorization.

LIQUIDITY AND CAPITAL RESOURCES

Capital.     The Company’s business operations are in part dependent on the Company’s financial strength, and the market’s perception thereof, as measured in part by shareholders’ equity, which was $3,055.4 million and $2,368.6 million at June 30, 2003 and December 31, 2002, respectively. The Company has flexibility with respect to capitalization as a result of its perceived financial strength, including its financial strength ratings as assigned by independent rating agencies, and its access to the debt and equity markets. The Company continuously monitors its capital and financial position, as well as investment and security market conditions in general and with respect to the Company’s securities, and responds accordingly.

On June 27, 2003, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission, which provides for the issuance of up to $975 million of securities. Generally, under this shelf registration statement, Group is authorized to issue common shares, preferred shares, debt securities, warrants and hybrid securities, Holdings is authorized to issue debt securities and Everest Re Capital Trust II and II are authorized to issue trust preferred securities. As of the date of this Form 10-Q filing, the registration statement was not yet effective.

On July 30, 2002, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission, which provided for the issuance of up to $475.0 million of securities. Generally, under this shelf registration statement, Group was authorized to issue common shares, preferred shares, debt securities, warrants and hybrid securities, Holdings was authorized to issue debt securities and Everest Re Capital Trust was authorized to issue trust preferred securities. This shelf registration statement became effective on September 26, 2002.

In November 2002, pursuant to a trust agreement between Holdings and JPMorgan Chase Bank, the property trustee, and Chase Manhattan Bank USA, the Delaware trustee, Everest Re Capital Trust completed a public offering of $210.0 million of 7.85% trust preferred securities, resulting in net proceeds of $203.4 million. The proceeds of the issuance were used to purchase $210 million of 7.85% junior subordinated debt securities of Holdings that will be held in trust by the property trustee for the benefit of the holders of the preferred securities. Holdings used the proceeds from the sale of the junior subordinated debt securities principally for capital contributions to its operating subsidiaries.

On April 23, 2003, the Company expanded the size of the remaining shelf registration to $318 million by filing a post-effective amendment under Rule 462(b) of the Securities Act of 1933, as amended, and General Instruction IV of Form S-3 promulgated thereunder. On the same date, Company issued 4,480,135 of its common shares at a price of $70.75 per share, which resulted in $317.0 million in proceeds, before expenses of approximately $0.2 million. This transaction effectively exhausted the September 26, 2002 shelf registration.

On November 7, 2001, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission, which provided for the issuance of up to $575.0 million of common equity. On February 27, 2002, pursuant to this registration statement, the Company completed an offering of 5,000,000 of its common shares at a price of $69.25 per share, which resulted in $346.3 million of proceeds before expenses of approximately $0.5 million. On October 2, 2002, the Company filed a post-effective amendment to this registration statement that removed the remaining securities from registration.

On March 14, 2000, Holdings completed public offerings of $200.0 million in principal amount of 8.75% senior notes due March 15, 2010 and $250.0 million in principal amount of 8.5% senior notes due March 15, 2005.

Liquidity.     The Company’s current investment strategy generally seeks to maximize after-tax income through a high quality, diversified, taxable bond and tax-preferenced fixed maturity portfolio, while maintaining an adequate level of liquidity. The Company’s mix of taxable and tax-preferenced investments is adjusted continuously, consistent with the Company’s current and projected operating results, market conditions and tax position. Additionally, the Company invests in equity securities, which it believes will enhance the risk-adjusted total return of the investment portfolio.

The Company’s liquidity requirements are met on both a short and long-term basis by funds provided by premiums collected, investment income, collected reinsurance receivable balances and the sale and maturity of investments, together with the availability of funds under the Company’s revolving credit facility. The Company’s net cash flows from operating activities were $680.9 million and $275.1 million for the six months ended June 30, 2003 and 2002, respectively. Net cash flows from operations increased primarily due to the growth in business coupled with favorable underwriting results. Additionally, these cash flows included net tax payments of $45.9 million for the six months ended June 30, 2003 compared to net tax receipts of $6.6 million for the six months ended June 30, 2002; catastrophe loss payments of $51.0 million and $31.5 million in the six months ended June 30, 2003 and 2002, respectively and derivative settlement payments of $3.3 million and $23.8 million in the six months ended June 30, 2003 and 2002, respectively.

Management believes that net cash flows from operating activities are generally consistent with expectations given the Company’s investment strategies, mix of business and the normal variability of premium collections and payout of loss reserves.

Proceeds from sales, calls and maturities and investment asset acquisitions were $1,078.2 million and $2,153.5 million, respectively, for the six months ended June 30, 2003, compared to $1,413.8 million and $1,980.8 million, respectively, for the six months ended June 30, 2002.

On December 21, 1999, Holdings entered into a three-year senior revolving credit facility with a syndicate of lenders (the “Credit Facility”). On November 21, 2002, the maturity date of the Credit Facility was extended to December 19, 2003. Wachovia Bank, National Association (formerly First Union National Bank) is the administrative agent for the Credit Facility. The Credit Facility is used for liquidity and general corporate purposes. The Credit Facility provides for the borrowing of up to $150.0 million with interest at a rate selected by Holdings equal to either (1) the Base Rate (as defined below) or (2) an adjusted London InterBank Offered Rate (“LIBOR”) plus a margin. The Base Rate is the higher of the rate of interest established by Wachovia Bank from time to time as its prime rate or the Federal Funds rate plus 0.5% per annum. The amount of margin and the fees payable for the Credit Facility depend upon Holding’s senior unsecured debt rating. Group has guaranteed Holdings’ obligations under the Credit Facility.

The Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1, Holdings to maintain a minimum interest coverage ratio of 2.5 to 1 and Everest Re to maintain its statutory surplus at $850.0 million plus 25% of aggregate net income and 25% of aggregate capital contributions. As of June 30, 2003, the Company was in compliance with these covenants.

During the periods ended June 30, 2003 and 2002, Holdings made payments on the Credit Facility of $0.0 million and $20.0 million respectively. As of June 30, 2003 and 2002, Holdings had outstanding Credit Facility borrowings of $70.0 million and $105.0 million, respectively. Interest expense incurred in connection with these borrowings was $0.7 million and $1.8 million for the period ended June 30, 2003 and 2002, respectively.

Market Sensitive Instruments.     The Securities and Exchange Commission Financial Reporting Release #48 requires registrants to clarify and expand upon the existing financial statement disclosure requirements for derivative financial instruments, derivative commodity instruments, and other financial instruments (collectively, “market sensitive instruments”). The Company does not enter into market sensitive instruments for trading purposes.

The Company’s current investment strategy generally seeks to maximize after-tax income through a high quality, diversified, taxable and tax-preferenced fixed maturity portfolio, while maintaining an adequate level of liquidity. The Company’s mix of taxable and tax-preferenced investments is adjusted continuously, consistent with its current and projected operating results, market conditions and tax position. The fixed maturities in the investment portfolio are comprised of non-trading available for sale securities. Additionally, the Company invests in equity securities, which it believes will enhance the risk-adjusted total return of the investment portfolio. The Company has also engaged in a small number of credit default swaps and specialized equity options.

The overall investment strategy considers the scope of present and anticipated Company operations. In particular, estimates of the financial impact resulting from non-investment asset and liability transactions, together with the Company’s capital structure and other factors, are used to develop a net liability analysis. This analysis includes estimated payout characteristics for which the investments of the Company provide liquidity. This analysis is considered in the development of specific investment strategies for asset allocation, duration and credit quality. The change in overall market sensitive risk exposure principally reflects the asset changes that took place during the year, with no material change in the underlying risk characteristics.

The Company’s $8.5 billion investment portfolio is principally comprised of fixed maturity securities that are subject to interest rate risk and foreign currency rate risk, and equity securities that are subject to equity price risk. The impact of these risks on the investment portfolio is generally mitigated by changes in the value of operating assets and liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity portfolio, including short-term investments, due to change in market interest rates. In a declining interest rate environment, it includes prepayment risk on the $974.8 million of mortgage-backed securities in the $8.2 billion fixed maturity portfolio which could result in lower reinvestment rates.

The table below displays the potential impact of market value fluctuations and after-tax unrealized appreciation on the fixed maturity portfolio as of June 30, 2003 based on parallel 200 basis point shifts in interest rates up and down in 100 basis point increments. For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually. To generate appropriate price estimates on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account. For legal entities with a non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios. All amounts are in U.S. dollars and are presented in millions.

As of June 30, 2003
Interest Rate Shift in Basis Points

	-200	-100	0	100	200

Total Market Value	$ 9,411.1	$ 8,789.9	$ 8,213.5	$ 7,684.7	$ 7,201.3
Market Value Change
from Base(%)	14.6%	7.0%	0.0%	(6.4)%	(12.3)%
Change in Unrealized
Appreciation
After-tax from Base ($)	$ 874.3	$ 420.6	$ --	$ (387.8)	$ (745.4)

At the end of the second quarter of 2003, the Company began implementing a strategy to mitigate exposure to changes in the market value of its investment portfolio due to interest rate fluctuations. The Company expects to continue implementing this mitigation strategy during its third fiscal quarter.

Foreign currency rate risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates. Each of the Company’s foreign operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines. Generally, the Company prefers to maintain the capital of its foreign operations in U.S. dollar assets, although this varies by regulatory jurisdiction in accordance with market needs. Each foreign operation may conduct business in its local currency as well as the currency of other countries in which it operates. The primary foreign currency exposures for these foreign operations are the Canadian Dollar, the British Pound Sterling and the Euro. The Company mitigates foreign exchange exposure by a general matching of the currency and duration of its assets to its corresponding operating liabilities. In accordance with Financial Accounting Standards Board Statement No. 52, the Company translates the assets, liabilities and income of non-U.S. dollar functional currency legal entities to the U.S. dollar. This translation amount is reported as a component of other comprehensive income. The primary functional foreign currency exposures for these foreign operations are the Canadian Dollar, the Euro and the British Pound Sterling. As of June 30, 2003, there has been no material change in exposure to foreign exchange rates as compared to December 31, 2002.

Equity risk is the potential change in market value of the common stock and preferred stock portfolios arising from changing equity prices. The Company invests in high quality common and preferred stocks that are traded on the major exchanges in the United States and funds investing in such securities. The primary objective in managing the equity portfolio is to provide long-term capital growth through market appreciation and income. As of June 30, 2003, there has been no material change in exposure to changing equity prices as compared to December 31, 2002.

Although not considered material in the context of the Company’s aggregate exposure to market sensitive instruments, the Company has issued five specialized equity put options based on the Standard & Poor’s 500 (“S&P 500”) index that are market sensitive and sufficiently unique to warrant supplemental disclosure.

During 2001, the Company sold five specialized equity put options based on the S&P 500 index for total consideration, net of commission, of $16.9 million. These contracts each have a single exercise date, with maturities ranging from 18 to 30 years and strike prices ranging from $1,141.21 to $1,540.63. No amounts will be payable under these contracts if the S&P 500 index is at or above the strike price on the exercise dates. If the S&P 500 index is lower than the strike price on the applicable exercise date, the amount due will vary proportionately with the percentage the index is below the strike price. Based on historical index volatilities and trends and the June 30, 2003 index value, the Company estimates the probability for each contract of the S&P index being below the strike price on the exercise date is less than 9%. The theoretical maximum payouts under the contracts would occur if on each of the exercise dates the S&P 500 index value were zero.

As these specialized equity put options are derivatives within the framework of FAS 133, the Company is required to report the fair value of these instruments in its balance sheet and record any changes to fair value in its statement of operations. The Company has recorded fair values for its obligations on these specialized equity put options at June 30, 2003 and December 31, 2002 of $23.8 million and $22.4 million, respectively; however, the Company does not believe that the ultimate settlement of these transactions is likely to require a payment that would exceed the initial consideration received or any payment at all.

As there is no active market for these instruments, the determination of their fair value is based on an accepted option-pricing model that requires estimates and assumptions, including those regarding volatility and expected rates of return.

The table below estimates the impact of potential movements in interest rates and the S&P 500 index, the principal factors affecting fair value of these instruments, looking forward from the fair value at June 30, 2003. These are estimates and there can be no assurance regarding future market performance.

As of June 30, 2003
S & P Index Put Options Obligation - Sensitivity Analysis
(Dollar amounts in millions)

Interest Rate Shift in Basis Points:	-100	-50	0	50	100

Total Market Value	$ 37.8	$ 30.1	$ 23.8	$ 18.7	$ 14.6
Market Value Change from Base (%)	-59.0%	-26.4%	0.0%	21.4%	38.6%

S & P Index Shift in Points:	-200	-100	0	100	200

Total Market Value	$ 33.7	$ 28.2	$ 23.8	$ 20.2	$ 17.2
Market Value Change from Base (%)	-41.6%	-18.6%	0.0%	15.1%	27.6%

Combined Interest Rate / S & P Index Shift:
	-100/-200	-50/-100	0/	0	50/	100	100 /	200

Total Market Value	$ 51.4	$ 35.3	$ 23.8		$ 15.7		$ 10.2
Market Value Change from Base (%)	-116.1%	-48.5%	0.0%		33.9%		57.1%

Safe Harbor Disclosure.     This report contains forward-looking statements within the meaning of the U.S. federal securities laws. The Company intends these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the federal securities laws. In some cases, these statements can be identified by the use of forward-looking words such as “may”, “will”, “should”, “could”, “anticipate”, “estimate”, “expect”, “plan”, “believe”, “predict”, “potential” and “intend”. Forward-looking statements contained in this report include information regarding the Company’s reserves for losses and LAE, the adequacy of the company’s provision for uncollectible balances, estimates of the Company’s catastrophe exposure, and the effects of catastrophe events on the Company’s financial statements, the ability of the Company’s subsidiaries to pay dividends and the settlement costs of the Company’s specialized put options. Forward-looking statements only reflect the company’s expectations and are not guarantees of performance. These statements involve risks, uncertainties and assumptions. Actual events or results may differ materially from the Company’s expectations. Important factors that could cause the Company’s actual results to be materially different from its expectations include the uncertainties that surround the estimating of reserves for losses and LAE, those discussed in Note 4 to the Financial Statements included in this report and the risks described under the caption “Risk Factors” in the Company’s most recent Annual Report on Form 10-K. The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Part I — Item 3

EVEREST RE GROUP, LTD.
QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

Market Risk Instruments.     See "Market Sensitive Instruments" in Part I - Item 2.

Part I – Item 4

EVEREST RE GROUP, LTD.
CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company’s management carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer believe that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter covered by this report.

EVEREST RE GROUP, LTD.
Other Information

Part II – Item 1. Legal Proceedings

In the ordinary course of business, the Company is involved in lawsuits, arbitrations and other formal and informal dispute resolution procedures, the outcomes of which will determine the Company’s rights and obligations under insurance and reinsurance agreements and other more general contracts. In some disputes, the Company seeks to enforce its rights under an agreement or to collect funds owing to it. In other disputes, the Company is resisting attempts by others to collect funds or enforce alleged rights. Such disputes are resolved through formal and informal means, including litigation and arbitration.

In all such matters, the Company believes that its positions are legally and commercially reasonable. The Company also regularly evaluates those positions, and where appropriate, establishes or adjusts insurance reserves to reflect its evaluation. The Company’s aggregate reserves take into account the possibility that the Company may not ultimately prevail in each and every disputed matter. The Company believes its aggregate reserves reduce the potential that an adverse resolution of one or more of these matters, at any point in time, would have a material impact on the Company’s financial condition or results of operations. However, there can be no assurance that adverse resolutions of such matters in any one period or in the aggregate will not result in a material adverse effect on the Company’s results of operations.

Part II – Item 2. Changes In Securities And Use of Proceeds

None.

Part II – Item 3. Defaults Upon Senior Securities

None.

Part II - Item 4. Submission of Matters to a Vote of Security Holders

(a)     The Annual General Meeting of Shareholders of Everest Re Group, Ltd. was held on May 22, 2003.

(b)     All director nominees were elected.

(c)     Each matter voted upon at the meeting and the votes cast with respect to each such matter are as follows:

	Votes Cast

	45,285,804
	For	Against or Withheld	Abstain	Broker Non-votes

Approval of the appointment of
independent auditors for 2003	44,985,371	294,731	5,702

Approval of the Everest Re Group,
Ltd. 2003 Non-Employee Director
Equity Compensation Plan	41,376,898	3,842,422	66,484

Election of directors for a term
expiring 2006:
Martin Abrahams	44,573,956	711,848	N/A
John R. Dunne	44,563,996	721,808	N/A
John A. Weber	45,212,630	73,174	N/A

Part II – Item 5. Other Information

None.

41

Part II - Item 6. Exhibits and Reports on Form 8-K

a)     Exhibit Index:

Exhibit	Description

11.1	Statement regarding computation of per
share earnings

31.1	Section 302 Certification of Joseph V. Taranto
31.2	Section 302 Certification of Stephen L. Limauro
32.1	Section 906 Certification of Joseph V. Taranto and Stephen L. Limauro
10.1	Amended and Restated Trust Agreement of Everest Re Capital Trust, dated as of November 14, 2002
10.2	First Supplemental Indenture relating to Holdings 7.85%
Junior Subordinated Debt Securities due November 15, 2032,
dated as of November 14, 2002, among Holdings, Group and JPMorgan Chase Bank, as Trustee
10.3	Guarantee Agreement, dated as of November 14, 2002, between Holdings and JPMorgan Chase Bank
10.4	Expense Agreement, dated as of November 14, 2002, between Holdings and Everest Re Capital Trust
10.5	Tax Assurance from the Bermuda Minister of Finance, dated September 20, 1999
10.6	Guarantee from the Barbados Ministry of Economic Development, dated October 31, 2001, in accordance with Section 27 of the International Business Companies Act

b)     A report on Form 8-K dated July 21, 2003 was filed on July 22, 2003, reporting the second quarter earnings for Everest Re Group, Ltd. A report on Form 8-K dated April 28, 2003 was filed on April 28, 2003, reporting the completion of a common share offering. A report on Form 8-K dated April 18, 2003 was filed on April 21, 2003, reporting amendment of employment agreement by and among Everest Reinsurance Company, Everest Re Group, Ltd., Everest Global Services Inc. and Joseph V. Taranto.

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

Dated: August 14, 2003