Form 10-Q
period 2003-09-30
EVEREST RE GROUP LTD
filed 2003-11-14
CIK 1095073

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:	Commission File Number:
September 30, 2003	1-15731

EVEREST RE GROUP, LTD.
(Exact name of Registrant as specified in its charter)

Bermuda	98-0365432
(State or other juris-	(IRS Employer Identification
diction of incorporation	Number)
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

YES   X       NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Number of Shares Outstanding
Class	at November 1, 2003

Common Shares, $.01 par value	55,658,318

EVEREST RE GROUP, LTD.

Index To Form 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets at September 30, 2003 (unaudited)	3
and December 31, 2002

Consolidated Statements of Operations and Comprehensive Income	4
for the three and nine months ended September 30, 2003
and 2002 (unaudited)

Consolidated Statements of Changes in Shareholders' Equity for the	5
three and nine months ended September, 2003 and 2002
(unaudited)

Consolidated Statements of Cash Flows for the three and nine	6
months ended September 30, 2003 and 2002 (unaudited)

Notes to Consolidated Interim Financial Statements (unaudited)	7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS	20

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK	44

ITEM 4. CONTROLS AND PROCEDURES	45

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	46

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS	None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF
SECURITY HOLDERS	None

ITEM 5. OTHER INFORMATION	None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K	47

Part I - Item 1

EVEREST RE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value per share)

	September 30,	December 31,

	2003	2002

ASSETS:	(unaudited)
Fixed maturities - available for sale, at market value
(amortized cost: 2003, $7,877,293; 2002, $6,460,839)	$8,241,804	$6,779,858
Equity securities, at market value (cost: 2003, $59,965 ; 2002, $56,841)	57,427	47,473
Short-term investments	395,498	169,116
Other invested assets	92,419	53,856
Cash	141,637	208,830

Total investments and cash	8,928,785	7,259,133
Accrued investment income	115,314	85,959
Premiums receivable	946,464	673,377
Reinsurance receivables	1,190,314	1,116,362
Funds held by reinsureds	156,378	121,308
Deferred acquisition costs	301,479	207,416
Prepaid reinsurance premiums	89,126	63,437
Deferred tax asset	147,926	139,176
Other assets	217,439	198,435

TOTAL ASSETS	$12,093,225	$9,864,603

LIABILITIES:
Reserve for losses and adjustment expenses	$5,786,721	$4,905,582
Future policy benefit reserve	213,603	227,925
Unearned premium reserve	1,383,017	872,340
Funds held under reinsurance treaties	378,978	347,360
Losses in the course of payment	53,691	45,511
Contingent commissions	79	1,932
Other net payable to reinsurers	80,500	61,244
Current federal income taxes	3,110	(16,696)
8.5% Senior notes due 3/15/2005	249,850	249,780
8.75% Senior notes due 3/15/2010	199,223	199,158
Revolving credit agreement borrowings	70,000	70,000
Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely subordinated debentures
("trust preferred securities")	210,000	210,000
Accrued interest on debt and borrowings	3,830	13,481
Other liabilities	433,551	308,340

Total liabilities	9,066,153	7,495,957

SHAREHOLDERS' EQUITY:
Preferred shares, par value: $0.01; 50 million shares authorized;
no shares issued and outstanding	--	--
Common shares, par value: $0.01; 200 million shares authorized;
55.6 million shares issued in 2003 and 50.9 million shares
issued in 2002	560	513
Additional paid-in capital	946,878	618,521
Unearned compensation	(5,543)	(340)
Accumulated other comprehensive income, net of
deferred income taxes of $97.3 million in 2003 and
$74.4 million in 2002	267,086	221,542
Retained earnings	1,841,041	1,551,360
Treasury shares, at cost; 0.5 million shares in 2003 and 0.5 million
shares in 2002	(22,950)	(22,950)

Total shareholders' equity	3,027,072	2,368,646

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$12,093,225	$9,864,603

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(unaudited)		(unaudited)
REVENUES:
Premiums earned	$1,046,353	$555,600	$2,643,211	$1,549,138
Net investment income	100,283	86,412	295,720	262,782
Net realized capital gain (loss)	(30,055)	(7,680)	(41,543)	(42,543)
Net derivative income (expense)	3,784	(12,466)	2,389	(17,606)
Other (expense) income	(424)	1,136	(6,024)	(435)

Total revenues	1,119,941	623,002	2,893,753	1,751,336

CLAIMS AND EXPENSES:
Incurred loss and loss adjustment expenses	738,254	392,082	1,836,767	1,097,765
Commission, brokerage, taxes and fees	232,548	127,956	599,762	369,285
Other underwriting expenses	22,933	17,299	66,717	48,148
Distributions related to trust preferred securities	4,121	--	12,364	--
Interest expense on senior notes	9,733	9,730	29,197	29,186
Interest expense on credit facility	327	966	1,035	2,728

Total claims and expenses	1,007,916	548,033	2,545,842	1,547,112

INCOME BEFORE TAXES	112,025	74,969	347,911	204,224
Income tax expense	11,699	13,699	43,663	28,486

NET INCOME	$100,326	$61,270	$304,248	$175,738

Other comprehensive (loss) income, net of tax	(126,705)	117,718	45,544	88,920

COMPREHENSIVE (LOSS) INCOME	$(26,379)	$178,988	$349,792	$264,658

PER SHARE DATA:
Average shares outstanding (000's)	55,499	50,977	53,514	50,139
Net income per common share - basic	$1.81	$1.20	$5.69	$3.51

Average diluted shares outstanding (000's)	56,562	51,627	54,408	50,974
Net income per common share - diluted	$1.77	$1.19	$5.59	$3.45

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’EQUITY
(Dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(unaudited)		(unaudited)
COMMON SHARES (shares outstanding):
Balance, beginning of period	55,458,133	51,319,539	50,881,693	46,269,015
Issued (repurchased) during the period, net	114,618	(449,208)	4,691,058	4,601,316

Balance, end of period	55,572,751	50,870,331	55,572,751	50,870,331

COMMON SHARES (par value):
Balance, beginning of period	$559	$513	$513	$463
Issued during the period	1	--	47	50

Balance, end of period	560	513	560	513

ADDITIONAL PAID IN CAPITAL:
Balance, beginning of period	938,551	616,508	618,521	269,945
Common shares issued during the period	8,327	1,472	328,357	348,035

Balance, end of period	946,878	617,980	946,878	617,980

UNEARNED COMPENSATION:
Balance, beginning of period	(298)	(103)	(340)	(115)
Net (increase) decrease during the period	(5,245)	20	(5,203)	32

Balance, end of period	(5,543)	(83)	(5,543)	(83)

ACCUMULATED OTHER COMPREHENSIVE INCOME,
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	393,791	85,082	221,542	113,880
Net (decrease) increase during the period	(126,705)	117,718	45,544	88,920

Balance, end of period	267,086	202,800	267,086	202,800

RETAINED EARNINGS:
Balance, beginning of period	1,745,711	1,442,665	1,551,360	1,336,404
Net income	100,326	61,270	304,248	175,738
Dividends declared ($0.09 and $0.27 per share in 2003
and $0.08 and $0.24 per share in 2002)	(4,996)	(4,069)	(14,567)	(12,276)

Balance, end of period	1,841,041	1,499,866	1,841,041	1,499,866

TREASURY SHARES AT COST:
Balance, beginning of period	(22,950)	(55)	(22,950)	(55)
Treasury shares acquired during the period	--	(22,895)	--	(22,895)

Balance, end of period	(22,950)	(22,950)	(22,950)	(22,950)

TOTAL SHAREHOLDERS' EQUITY, END OF PERIOD	$3,027,072	$2,298,126	$3,027,072	$2,298,126

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:	(unaudited)		(unaudited)
Net income	$100,326	$61,270	$304,248	$175,738
Adjustments to reconcile net income to net cash provided by
operating activities:
Increase in premiums receivable	(58,746)	(63,152)	(273,488)	(148,507)
(Increase) decrease in funds held, net	(3,362)	44,384	(1,638)	77,295
Increase in reinsurance receivables	(44,287)	(39,843)	(64,472)	(82,767)
(Increase) decrease in deferred tax asset	(17,047)	16,099	(31,583)	7,019
Increase in reserve for losses and loss adjustment expenses	413,060	89,380	840,556	227,587
Decrease in future policy benefit reserve	(6,252)	(6,562)	(14,322)	(2,021)
Increase in unearned premiums	138,386	107,840	506,754	275,855
Decrease in other assets and liabilities	(62,374)	(35,559)	(137,362)	(112,151)
Non cash compensation expense	55	20	97	32
Accrual of bond discount/amortization of bond premium	2,422	(1,701)	2,679	(5,769)
Amortization of underwriting discount on senior notes	46	42	135	124
Realized capital losses	30,055	7,680	41,543	42,543

Net cash provided by operating activities	492,282	179,898	1,173,147	454,978

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale	266,219	201,891	668,164	477,886
Proceeds from fixed maturities sold - available for sale	160,758	250,444	836,264	1,296,275
Proceeds from equity securities sold	7,759	--	8,056	19,940
Proceeds from other invested assets sold	268	3	754	3,268
Cost of fixed maturities acquired - available for sale	(880,586)	(572,209)	(2,928,337)	(2,345,368)
Cost of equity securities acquired	(6,095)	(83)	(10,254)	(9,381)
Cost of other invested assets acquired	(27,662)	(9,413)	(30,722)	(12,889)
Net purchases of short-term securities	(182,587)	(42,376)	(224,051)	(237,272)
Net increase (decrease) in unsettled securities transactions	185,965	(9,232)	128,899	59,566

Net cash used in investing activities	(475,961)	(180,975)	(1,551,227)	(747,975)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares issued during the period	3,028	100	323,104	348,085
Purchase of treasury stock	--	(22,895)	--	(22,895)
Dividends paid to shareholders	(4,996)	(4,069)	(14,567)	(12,276)
Borrowing on revolving credit agreement	--	25,000	--	45,000
Repayments on revolving credit agreement	--	(5,000)	--	(25,000)

Net cash (used in) provided by financing activities	(1,968)	(6,864)	308,537	332,914

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(7,625)	3,236	2,350	8,431

Net increase (decrease) in cash	6,728	(4,705)	(67,193)	48,348
Cash, beginning of period	134,909	124,931	208,830	71,878

Cash, end of period	$141,637	$120,226	$141,637	$120,226

SUPPLEMENTAL CASH FLOW INFORMATION
Cash transactions:
Income taxes paid, net	$1,214	$12,806	$47,097	$6,213
Interest paid	$23,731	$20,291	$52,112	$41,461
Non-cash financing transaction:
Issuance of common shares	$55	$20	$97	$32

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended September 30, 2003 and 2002

1. General

As used in this document, "Group" means Everest Re Group, Ltd., "Holdings" means Everest Reinsurance Holdings, Inc., "Everest Re" means Everest Reinsurance Company and the "Company" means Everest Re Group, Ltd. and its subsidiaries.

The consolidated financial statements of the Company for the three and nine months ended September 30, 2003 and 2002 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the results on an interim basis. Certain financial information, which is normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America, has been omitted since it is not required for interim reporting purposes. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America. The results for the three and nine months ended September 30, 2003 and 2002 are not necessarily indicative of the results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2002, 2001 and 2000 included in the Company’s most recent Form 10-K filing.

2. Capital Resources

On June 27, 2003, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission, which was subsequently amended on September 10, 2003 and provides for the issuance of up to $975 million of securities. Generally, under this shelf registration statement, Group is authorized to issue common shares, preferred shares, debt securities, warrants and hybrid securities, Holdings is authorized to issue debt securities and Everest Re Capital Trust II and III are authorized to issue trust preferred securities. As of the date of this Form 10-Q filing, the registration statement was not yet effective.

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
(continued)

For the Three and Nine Months Ended September 30, 2003 and 2002

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

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Nine Months Ended September 30, 2003 and 2002

3. Earnings Per Common Share

Net income per common share has been computed as follows:

(shares and dollar amounts in thousands except per share amounts)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Net income (numerator)	$100,326	$ 61,270	$304,248	$175,738
Weighted average common shares and effect
of dilutive shares used in the computation
of net income per share:
Average shares outstanding	55,499	50,977	53,514	50,139
basic (denominator)
Effect of dilutive shares	1,063	650	894	835

Average shares outstanding
diluted (denominator)	56,562	51,627	54,408	50,974
Net income per common share:
Basic	$ 1.81	$ 1.20	$ 5.69	$ 3.51
Diluted	$ 1.77	$ 1.19	$ 5.59	$ 3.45

Options to purchase 440,456 common shares for the nine months ended September 30, 2003 and options to purchase 694,000 and 222,000 common shares for the three and nine months ended September 30, 2002, respectively, were outstanding but not included in the computation of diluted earnings per share as the options’ exercise price were greater than the average market price of the common shares during the relevant periods. There were no options to purchase common shares for the three months ended September 30, 2003 with an exercise price greater than the average market price of the common shares during the period.

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

In the third quarter of 2002, the Company adopted prospectively Financial Accounting Standards Board (“FASB”) Financial Accounting Standard No. 123, as amended, “Accounting for Stock-Based Compensation – Transition and Disclosure”. The after-tax impact of adopting this standard on the Company’s statement of operations for the three and nine months ended

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Nine Months Ended September 30, 2003 and 2002

September 30, 2003 was $0.5 million or $0.01 per diluted share and $1.1 million or $0.02 per diluted share, respectively, compared to $0.04 million or $0.00 per diluted share for the three and nine months ended September 30, 2002.

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

In all such matters, the Company believes that its positions are legally and commercially reasonable. The Company also regularly evaluates those positions and, where appropriate, establishes or adjusts insurance reserves to reflect its evaluation. The Company’s aggregate reserves take into account the possibility that the Company may not ultimately prevail in each and every disputed matter. The Company believes its aggregate reserves reduce the potential that an adverse resolution of one or more of these matters, at any point in time, would have a material impact on the Company’s financial condition or results of operations. However, there can be no assurance that adverse resolutions of such matters in any one period or in the aggregate will not result in a material adverse effect on the Company’s results of operations.

The Company does not believe that there are any other material pending legal proceedings to which it or any of its subsidiaries or their properties are subject.

The Prudential Insurance Company of America (“The Prudential”) sold annuities, which were purchased by property and casualty insurance companies to settle certain types of claim liabilities. In 1993 and prior years, the Company, for a fee, accepted the claim payment obligation of these property and casualty insurers, and, concurrently, became the owner of the annuity or assignee of the annuity proceeds. In these circumstances, the Company would be liable if The Prudential were unable to make the annuity payments. The estimated cost to replace all such annuities for which the Company was contingently liable at September 30, 2003 was $153.6 million.

In 1990, the Company purchased annuities from an unaffiliated life insurance company with an A+ (Superior) rating from A.M. Best to settle certain claim liabilities of the Company. Should the life insurance company become unable to make the annuity payments, the Company would be liable for those claim liabilities. The estimated cost to replace such annuities at September 30, 2003 was $15.7 million.

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Nine Months Ended September 30, 2003 and 2002

5. Other Comprehensive Income (Loss)

The Company’s other comprehensive income (loss) is comprised as follows:

(dollar amounts in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Net unrealized
(depreciation) appreciation
of investments, net of
deferred income taxes	($ 122,236)	$ 118,502	$ 35,224	$ 87,559
Currency translation
adjustments, net of deferred
income taxes	(4,469)	(784)	10,320	1,361

Other comprehensive (loss) income,
net of deferred
income taxes	($ 126,705)	$ 117,718	$ 45,544	$ 88,920

6. Credit Line

On December 21, 1999, Holdings entered into a three-year senior revolving credit facility with a syndicate of lenders (the “Credit Facility”). On November 21, 2002, the maturity date of the Credit Facility was extended to December 19, 2003. Wachovia Bank, National Association (“Wachovia Bank”) is the administrative agent for the Credit Facility. The Credit Facility is used for liquidity and general corporate purposes. The Credit Facility provides for the borrowing of up to $150.0 million with interest at a rate selected by Holdings equal to either (1) the Base Rate (as defined below) or (2) an adjusted London InterBank Offered Rate (“LIBOR”) plus a margin. The Base Rate is the higher of the rate of interest established by Wachovia Bank from time to time as its prime rate or the Federal Funds rate plus 0.5% per annum. The amount of margin and the fees payable for the Credit Facility depend upon Holdings’ senior unsecured debt rating. Group guaranteed Holdings’ obligations under the Credit Facility.

The Credit Facility agreement requires the Company to maintain a debt to capital ratio of not greater than 0.35 to 1, Holdings to maintain a minimum interest coverage ratio of 2.5 to 1 and Everest Re to maintain statutory surplus at $850.0 million plus 25% of future aggregate net income and 25% of future aggregate capital contributions. As of September 30, 2003, the Company was in compliance with these requirements.

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Nine Months Ended September 30, 2003 and 2002

During the three and nine months ended September 30, 2003, Holdings made no payments and no borrowings under the Credit Facility. For the three and nine months ended September 30, 2002, Holdings made payments on the Credit Facility of $5.0 million and $25.0 million, respectively, and had new Credit Facility borrowings of $25.0 million and $45.0 million, respectively.

As of September 30, 2003 and December 31, 2002, Holdings had outstanding Credit Facility borrowings of $70.0 million. Interest expense incurred in connection with the borrowing was $0.3 million and $1.0 million for the three months ended September 30, 2003 and 2002, respectively, and $1.0 million and $2.7 million for the nine months ended September 30, 2003 and 2002, respectively.

Effective October 10, 2003, Holdings entered into a new three-year, $150.0 million revolving credit facility (the “New Credit Facility”), under similar terms, with a syndicate of lenders. Wachovia Bank is the administrative agent for the New Credit Facility. The required debt to capital and minimum interest coverage ratios have remained the same while the Everest Re statutory surplus requirement was increased to $1.0 billion plus 25% of future aggregate net income and 25% of future aggregate capital contributions and Group no longer guarantees Holdings’ obligations under the New Credit Facility. This New Credit Facility will replace the existing Credit Facility which would have expired on December 19, 2003 and will continue to be used for liquidity and general corporate purposes. A $70.0 million borrowing under the New Credit Facility was used to pay off the $70.0 million indebtedness under the old Credit Facility.

7. Letters of Credit

The Company has arrangements available for the issuance of letters of credit, which letters are generally collateralized by the Company’s cash and investments. Under these arrangements, at September 30, 2003 and 2002, letters of credit for $167.5 million and $13.7 million, respectively, were issued and outstanding, generally supporting reinsurance provided by the Company’s non-U.S. operations. The following table summarizes the Company’s letters of credit as of September 30, 2003. All dollar amounts are in thousands.

;Year of
Bank	Commitment	In Use	Expiry

Citibank	$ 100,000	$25,411	12/31/2003
		$64,123	12/31/2006
Wachovia Bank	$ 100,000	$--	N/A
Wachovia Bank	Individual	$5,002	12/31/2003
Wachovia Bank	Individual	$1,045	03/31/2004
Citibank (London)	Individual	$886	12/31/2003
Citibank (London)	Individual	$3,206	01/28/2005
Citibank (London)	Individual	$67,791	12/31/2006

Total		$167,464

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Nine Months Ended September 30, 2003 and 2002

8. Senior Notes

During the first quarter of 2000, Holdings completed a public offering of $200.0 million in principal amount of 8.75% senior notes due March 15, 2010 and $250.0 million in principal amount of 8.5% senior notes due March 15, 2005.

Interest expense incurred in connection with these senior notes was $9.7 million for the three months ended September 30, 2003 and 2002 and $29.2 million for the nine months ended September 30, 2003 and 2002.

9. Trust Preferred Securities

Everest Re Capital Trust is a wholly owned finance subsidiary of Holdings. Holdings considers that the mechanisms and obligations relating to the trust preferred securities, taken together, constitute a full and unconditional guarantee by Holdings of Everest Re Capital Trust’s payment obligation with respect to the trust preferred securities.

There are certain regulatory and contractual restrictions on the ability of Holdings’ operating subsidiaries to transfer funds to Holdings in the form of cash dividends, loans or advances.  The insurance laws of the State of Delaware, where Holdings’ direct insurance subsidiaries are domiciled, require regulatory approval before those subsidiaries can pay dividends or make loans or advances to Holdings that exceed certain statutory thresholds.  In addition, the terms of Holdings’ credit facility require Everest Re, Holdings’ principal insurance subsidiary, to maintain a certain statutory surplus level.  At December 31, 2002, $986.3 million of the $1,290.7 million in net assets of Holdings’ consolidated subsidiaries were subject to the foregoing regulatory restrictions.

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
(continued)

For the Three and Nine Months Ended September 30, 2003 and 2002

proceeds from the sale of the junior subordinated debt principally for capital contributions to its operating subsidiaries.

Holdings may elect to redeem the junior subordinated debt securities, in whole or in part, at any time after November 14, 2007. If such an early redemption occurs, the outstanding trust preferred securities will also be proportionately redeemed. If there is no early redemption, Everest Re Capital Trust will redeem all of the outstanding trust preferred securities when the junior subordinated debt securities are paid at maturity on November 15, 2032.

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

Distributions on the trust preferred securities are cumulative and pay quarterly in arrears. Distributions relating to the trust preferred securities for the three and nine months ended September 30, 2003 were $4.1 million and $12.4 million, respectively.

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

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Nine Months Ended September 30, 2003 and 2002

The Company does not generally maintain separate balance sheet data for its operating segments. Accordingly, the Company does not review and evaluate the financial results of its operating segments based upon balance sheet data.

The Company has recently announced that one of its subsidiaries, Everest Re, has reached agreement, subject to regulatory approval, to sell its United Kingdom branch to another of the Company’s subsidiaries, Everest Reinsurance (Bermuda), Ltd. Business for this branch is currently reported through the International segment. Upon completion of the transaction, the business of this branch will be included in the Bermuda segment and segment results will be restated for the purposes of prospective comparisions.

The following tables present the relevant underwriting results for the operating segments for the three and nine months ended September 30, 2003 and 2002.

                                                                                      U.S. Reinsurance

(dollar values in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Gross written premiums	$ 533,494	$ 253,909	$ 1,259,025	$ 589,841
Net written premiums	530,447	239,018	1,227,413	571,062

Earned premiums	$ 423,583	$ 179,173	$ 995,550	$ 496,359
Incurred losses and loss adjustment
expenses	319,611	127,953	732,244	348,009
Commission and brokerage	107,325	39,571	248,336	122,705
Other underwriting expenses	4,860	5,058	15,263	13,701

Underwriting (loss) gain	($ 8,213)	$ 6,591	($ 293)	$ 11,944

                                                                                      U.S. Insurance

(dollar values in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Gross written premiums	$ 221,604	$ 196,528	$ 808,297	$ 616,937
Net written premiums	184,911	167,232	700,500	540,622

Earned premiums	$ 215,181	$ 151,487	$ 603,827	$ 394,119
Incurred losses and loss adjustment
expenses	159,572	110,500	434,413	290,456
Commission and brokerage	33,694	33,763	109,393	84,956
Other underwriting expenses	9,231	5,862	25,714	16,527

Underwriting gain	$ 12,684	$ 1,362	$ 34,307	$ 2,180

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Nine Months Ended September 30, 2003 and 2002

                                                                                      Specialty Underwriting

(dollar values in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Gross written premiums	$ 124,091	$ 109,346	$ 393,762	$ 346,090
Net written premiums	122,823	109,663	389,174	345,242

Earned premiums	$ 118,697	$ 100,683	$ 379,731	$ 331,332
Incurred losses and loss adjustment
expenses	76,096	78,723	259,062	253,402
Commission and brokerage	31,725	26,682	103,896	93,428
Other underwriting expenses	1,474	1,584	4,392	4,476

Underwriting gain (loss)	$ 9,402	($ 6,306)	$ 12,381	($ 19,974)

                                                                                      International

(dollar values in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Gross written premiums	$ 275,166	$ 130,390	$ 641,249	$ 350,044
Net written premiums	271,346	126,948	631,433	344,006

Earned premiums	$ 237,460	$ 114,173	$ 552,840	$ 309,945
Incurred losses and loss adjustment
expenses	149,139	67,217	343,522	190,779
Commission and brokerage	51,434	26,092	116,229	63,585
Other underwriting expenses	4,222	3,053	11,491	9,374

Underwriting gain	$ 32,665	$ 17,811	$ 81,598	$ 46,207

                                                                                      Bermuda

(dollar values in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Gross written premiums	$ 85,242	$ 17,805	$ 207,833	$ 31,430
Net written premiums	74,180	17,780	175,544	25,397

Earned premiums	$ 51,432	$ 10,084	$ 111,263	$ 17,383
Incurred losses and loss adjustment
expenses	33,832	7,689	67,526	15,119
Commission and brokerage	8,371	1,848	21,908	4,611
Other underwriting expenses	1,319	795	3,637	1,622

Underwriting gain (loss)	$ 7,910	($ 248)	$ 18,192	($ 3,969)

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Nine Months Ended September 30, 2003 and 2002

The following table reconciles the underwriting results for the operating segments to income before tax as reported in the consolidated statements of operations and comprehensive income.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,
	2003	2002	2003	2002

Underwriting gain	$ 54,448	$ 19,210	$ 146,185	$ 36,388
Net investment income	100,283	86,412	295,720	262,782
Realized loss	(30,055)	(7,680)	(41,543)	(42,543)

Net derivative income
(expense)	3,784	(12,466)	2,389	(17,606)

Corporate expenses	(1,830)	(947)	(6,220)	(2,448)
Interest expense	(10,060)	(10,696)	(30,232)	(31,914)
Distribution on Trust
Preferred Securities	(4,121)	-	(12,364)	-
Other (expense) income	(424)	1,136	(6,024)	(435)

Income before taxes	$ 112,025	$ 74,969	$ 347,911	$ 204,224

The Company produces business in its United States, Bermuda and international operations. The net income and assets of the individual foreign countries in which the Company writes business are not identifiable in the Company’s financial records. The largest country, other than the United States, in which the Company writes business is the United Kingdom, with $79.1 and $235.4 million of gross written premiums for the three and nine months ended September 30, 2003, respectively. No other country represented more than 5% of the Company’s revenues.

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

12. Investments — Interest Only Strips

Commencing with the second quarter of 2003 and continuing in the third quarter of 2003, the Company has invested in interest only strips of mortgage-backed securities (“Interest Only Strips”). These securities give the holder the right to receive interest payments at a stated coupon rate on an underlying pool of mortgages. The interest payments on the outstanding mortgages are guaranteed by various entities. The ultimate cash flow from these investments is primarily dependent upon the average life of the mortgage pool. Generally, as market mortgage rates

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Nine Months Ended September 30, 2003 and 2002

decline, mortgagees tend to refinance which will decrease the average life of a mortgage pool and decrease expected cash flows. Conversely, as market mortgage rates rise, repayments will slow and the ultimate cash flows will tend to rise. Accordingly, the market value of these investments tends to increase as interest rates rise and decline as interest rates fall. These movements are generally counter to the interest rate impact on the Company’s other fixed income investments. The total market value of the Interest Only Strips at September 30, 2003 was $223.9 million.

The Company accounts for its investment in Interest Only Strips in accordance with Emerging Issues Task Force No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets (“EITF 99-20”). EITF 99-20 sets forth the rules for recognizing interest income on all credit-sensitive mortgage and asset-backed securities and certain prepayment-sensitive securities including agency interest-only strips, whether purchased or retained in securitization and determining when these securities must be written down to fair value because of impairment. EITF 99-20 requires the valuation of residual interests in securitizations to be recorded as a reduction to the carrying value of the residual interests through a charge to earnings, rather than an unrealized loss in shareholders’ equity, when any portion of the decline in fair value is attributable to an impairment loss. As such, the Company recorded a realized capital loss on its Interest Only Strips of $32.7 million, net of income tax benefit of $7.4 million, for the three and nine months ended September 30, 2003.

13. New Accounting Pronouncements

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). FAS 142 established new accounting and reporting standards for acquired goodwill and other intangible assets. It requires that an entity determine if other intangible assets have an indefinite useful life or a finite useful life. Goodwill and those intangible assets with indefinite useful lives are not subject to amortization and must be tested at least annually for impairment. Those with finite useful lives are subject to amortization and must be tested annually for impairment. This statement is effective for all fiscal quarters of all fiscal years beginning after December 15, 2001. The Company adopted FAS 142 on January 1, 2002. The implementation of this statement has not had a material impact on the financial position, results of operations or cash flows of the Company.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“FAS 150”). The company adopted the accounting treatment in accordance with FAS 150, and has reclassified its Trust Preferred Securities as a liability in its financial statements beginning with the period ending June 30, 2003.

In January 2003, the FASB issued Financial Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN No. 46 addresses whether certain types of entities, referred to as variable interest entities (“VIEs”), should be consolidated in a company’s financial statements. During October 2003, the FASB deferred the effective date of FIN 46

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Nine Months Ended September 30, 2003 and 2002

provisions for VIEs created prior to February 1, 2003 to the first reporting period ending after December 15, 2003. The Company is awaiting the final rules before implementing FIN 46. Based on the current provisions, the Company believes that the implementation of FIN 46 will not have a material effect on the Company’s consolidated financial position.

14. Related-Party Transactions

During the normal course of business, the Company, through its affiliates, engages in reinsurance and brokerage and commission business transactions which management believes to be at arm’s-length with companies controlled by or affiliated with one of its outside directors.

These transactions are on terms as favorable as could have been obtained from unrelated third parties. Such transactions, individually and in the aggregate, are immaterial to the Company’s financial condition, results of operations and cash flows.

15. Subsequent Events

Effective October 10, 2003, Holdings entered into a new three-year, $150.0 million revolving credit facility (the “New Credit Facility”), under similar terms, with a syndicate of lenders. Wachovia Bank is the administrative agent for the New Credit Facility. The required debt to capital and minimum interest coverage ratios have remained the same while the Everest Re statutory surplus requirement was increased to $1.0 billion plus 25% of future aggregate net income and 25% of future aggregate capital contributions and Group no longer guarantees Holdings’ obligations under the New Credit Facility. This New Credit Facility will replace the existing Credit Facility which would have expired on December 19, 2003 and will continue to be used for liquidity and general corporate purposes. A $70.0 million borrowing under the New Credit Facility was used to pay off the $70.0 million indebtedness under the old Credit Facility.

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

Thus far in 2003 these general trends have continued, generally sustaining upward pressure on pricing, continued constriction of terms, conditions and coverages and constrained capacity. There are signs that pressures for incremental firming may be abating for some property classes, but these are offset by clear signs that pressures for incremental firming continue to build for casualty classes in general. More broadly, the industry remains exposed to fundamental issues that negatively impacted 2002, including difficult investment market conditions and adverse loss emergence, both of which have continued to erode the industry’s aggregate financial performance and perceptions of the financial strength of industry participants. These factors indicate the current strong market conditions are likely to persist until further corrective actions, possibly combined with improved investment conditions, restore more normal competitive conditions.

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

The Company has recently announced that one of its subsidiaries, Everest Re, has reached agreement, subject to regulatory approval, to sell its United Kingdom branch to another of the Company’s subsidiaries, Everest Reinsurance (Bermuda), Ltd. Business for this branch is currently reported through the International segment. Upon completion of the transaction, the business of this branch will be included in the Bermuda segment and segment results will be restated for the purposes of prospective comparisions.

The Company has also recently announced that another subsidiary, Everest National Insurance Company, has opened a regional office in California to better serve its western U.S. Insurance business. The additional office will not affect segment reporting.

Three Months Ended September 30, 2003 compared to Three Months Ended September 30, 2002

Premiums.     Gross premiums written increased 75.1% to $1,239.6 million in the three months ended September 30, 2003 from $708.0 million in the three months ended September 30, 2002, as the Company took advantage of the general firming of rates, terms and conditions and selected growth opportunities, while continuing to maintain a disciplined underwriting approach. Due to the nature of its businesses, the Company is unable to precisely differentiate the effects of price changes as compared to changes in exposure. Similarly, because individual reinsurance arrangements often reflect revised coverages, structuring, pricing, terms and/or conditions from period to period, the Company is unable to precisely differentiate between the premium volume attributable to new business as compared to renewal business. Management believes, however, that, during the period, the more significant element of its period-to-period growth related, for most of its operations, to growth in exposures underwritten, with a lesser but still significant element relating to increased pricing and/or improved terms and conditions. Management believes further that market conditions are generally more favorable for casualty business classes than for property business classes although pricing for the latter generally remains at or above attractive levels. As each of the Company’s operations monitors conditions for the products it offers, and in the markets it serves, and adjusts its marketing and underwriting activities opportunistically, the current period reflected growth across all operations. Although premium volumes have increased significantly, the Company continued to decline business that did not meet its objectives regarding underwriting profitability.

Premium growth areas included an 110.1% ($279.6 million) increase in the U.S. Reinsurance operation, principally related to a $201.5 million increase in treaty casualty business and a $72.7 million increase in treaty property business. The International operation increased 111.0% ($144.8 million), primarily due to a $93.4 million increase in premiums from the London branch, a $27.8 million increase in international business written through the home office representing primarily Latin American business and an $18.1 million increase in Canadian business. The Bermuda operation increased $67.4 million reflecting a shift toward more traditional business resulting from the rollout of treaty, facultative and individual risk capabilities. U.S. Insurance operation grew 12.8% ($25.1 million), principally as a result of a $16.2 million increase in excess and surplus lines insurance and a $7.4 million increase in errors and omissions exposures. Specialty Underwriting operation increased 13.5% ($14.7 million), resulting primarily from a $24.7 million increase in accident and health business partially, offset by a $8.1 million decline in Marine business.

Ceded premiums increased to $55.9 million in the three months ended September 30, 2003 from $47.3 million in the three months ended September 30, 2002, principally reflecting growth in specific reinsurance of the Company’s primary insurance business. Ceded premiums for the three months ended September 30, 2002 included $4.5 million and $11.9 million in adjustment premium relating to claims made under the 2001 and 2000 accident year aggregate excess of loss elements of the Company’s corporate retrocessional programs, respectively. There were no such adjustment premiums ceded under the Company’s corporate retrocessional programs in the three months ended September 30, 2003.

Net premiums written increased by 79.2% to $1,183.7 million in the three months ended September 30, 2003 from $660.6 million in the three months ended September 30, 2002, reflecting the increase in gross premiums written, combined with a slight increase in ceded premiums.

Premium Revenues.     Net premiums earned increased by 88.3% to $1,046.4 million in the three months ended September 30, 2003 from $555.6 million in the three months ended September 30, 2002. Contributing to this increase was a 136.4% ($244.4 million) increase in the U.S. Reinsurance operation, an 108.0% ($123.3 million) increase in the International operation, a 42.0% ($63.7 million) increase in the U.S. Insurance operation, a $41.3 million increase in the Bermuda operation and a 17.9% ($18.0 million) increase in the Specialty Underwriting operation. All of these changes reflect period-to-period changes in net written premiums and business mix together with normal variability in earning patterns. Business mix changes occur not only as the Company shifts emphasis between products, lines of business, distribution channels and markets but also as individual contracts renew or non-renew, almost always with changes in coverage, structure, prices and/or terms, and as new contracts are accepted with coverages, structures, prices and/or terms different from those of expiring contracts. As premium reporting, earnings, loss and commission characteristics derive from the provisions of individual contracts, the continuous turnover of individual contracts, arising from both strategic shifts and day to day underwriting, can and does introduce appreciable background variability in various underwriting line items.

Expenses.     Incurred loss and LAE increased by 88.3% to $738.3 million in the three months ended September 30, 2003 from $392.1 million in the three months ended September 30, 2002. The increase in incurred losses and LAE was principally attributable to the increase in net premiums earned, the impact of changes in the Company’s mix of business and reserve adjustments for prior period losses.

Net reserve adjustments for non-asbestos and environmental exposures for the three months ended September 30, 2003 were $46.2 million, comprised of $26.7 million related principally to the casualty exposures and, in particular, directors and officers liability exposures of the U.S. Reinsurance operation, $8.2 million related mainly to the casualty exposures of the London and Canadian branch units of the International operation, $8.3 million related to the workers’ compensation exposures of the U.S. Insurance operation and $3.0 million related to the surety exposures of the Specialty Underwriting operation. The increase for the U.S. Insurance operation relates to the 2001 and 2002 accident exposure years and all other reserve adjustments relate to the 1996-1999 accident exposure years.

Net reserve adjustments related to asbestos and environmental exposures were $15.0 million for the three months ended September 30, 2003. The Company has asbestos and environmental exposure relating to contracts written by the Company prior to 1986 and to claim obligations acquired as part of an acquisition in September 2000. The development on business written by the Company, net of reinsurance, was $5.2 million and the net development on the acquired business was $9.8 million. Substantially all of the Company’s asbestos and environmental exposures relate to insurance and reinsurance contracts with coverage periods prior to 1986.

In all cases, the prior period development reflects management’s judgement as to the implications of losses reported during the period on the Company’s reserve balances.

Incurred losses and LAE include catastrophe losses, which include the impact of both current period events and favorable and unfavorable development on prior period events, and are net of reinsurance. A catastrophe is an event that causes a pre-tax loss on property exposures of at least $5.0 million and has an event date of January 1, 1988 or later. Catastrophe losses, net of contract specific cessions, were $9.2 million in the three months ended September 30, 2003, relating principally to hurricanes Fabian and Isabel, compared to $10.2 million in the three months ended September 30, 2002.

Incurred losses and LAE for the three months ended September 30, 2003 reflected ceded losses and LAE of $56.7 million compared to ceded losses and LAE in the three months ended September 30, 2002 of $71.6 million. The ceded losses and LAE for the three months ended September 30, 2002 included $9.6 million and $22.0 million of losses ceded under the 2001 and 2000 accident year aggregate excess of loss component of the Company’s corporate retrocessional program, respectively. There were no comparable losses ceded to the accident year aggregate excess of loss components of the Company’s corporate retrocessional program in the three months ended September 30, 2003.

The segment components of the increase in incurred losses and LAE in the three months ended September 30, 2003 from the three months ended September 30, 2002 were an 149.8% ($191.7 million) increase in the U.S. Reinsurance operation, an 121.9% ($81.9 million) increase in the International operation, a 44.4% ($49.1 million) increase in the U.S Insurance operation, and an $26.1 million increase in the Bermuda operation, partially offset by a 3.3% ($2.6 million) decrease in the Specialty Underwriting operation. These increases generally reflect increases in earned premiums, modest reductions in the current year loss expectation assumptions for most segments, reflecting continued improvement in market conditions and pricing, and the prior period reserve development discussed above. Incurred losses and LAE for each operation were also impacted by variability relating to changes in the level of premium volume and the mix of business by class and type.

The Company’s loss and LAE ratio (“loss ratio”), which is calculated by dividing incurred losses and LAE by net premiums earned, was 70.6% for the three months ended September 30, 2003 and 2002, reflecting the premiums earned and incurred losses and LAE discussed above.

The following table shows the loss ratios for each of the Company’s operating segments for the three months ended September 30, 2003 and 2002. The loss ratios for all operations were impacted by the expense factors noted above.

Operating Segment Loss Ratios

Segment	2003	2002

U.S. Reinsurance	75.5%	71.4%
U.S. Insurance	74.2%	72.9%
Specialty Underwriting	64.1%	78.2%
International	62.8%	58.9%
Bermuda	65.8%	76.2%

Underwriting expenses increased by 75.9% to $255.5 million in the three months ended September 30, 2003 from $145.3 million in the three months ended September 30, 2002. Commission, brokerage, taxes and fees increased by $104.6 million, principally reflecting increases in premium volume and changes in the mix of business, together with the Company’s emphasis on acquisition cost control. Other underwriting expenses increased by $5.6 million as the Company expanded operations to support its increased business volume. Contributing to these underwriting expense increases were an 151.4% ($67.6 million) increase in the U.S. Reinsurance operation, a 91.0% ($26.5 million) increase in the International operation, a $ 7.0 million increase in the Bermuda operation, a 17.5% ($4.9 million) increase in the Specialty Underwriting operation and an 8.3% ($3.3 million) increase in the U.S. Insurance operation. The changes for each operation’s expenses principally resulted from changes in commission expenses related to changes in premium volume and business mix by class and type and, in some cases, changes in the use of specific reinsurance and the underwriting performance of the underlying business. The Company’s expense ratio, which is calculated by dividing underwriting expenses by net premiums earned, was 24.4% for the three months ended September 30, 2003 compared to 26.1% for the three months ended September 30, 2002.

The Company’s combined ratio, which is the sum of the loss and expense ratios, decreased by 1.7 percentage points to 95.0% in the three months ended September 30, 2003 compared to 96.7% in the three months ended September 30, 2002.

The following table shows the combined ratios for each of the Company’s operating segments for the three months ended September 30, 2003 and 2002. The combined ratios for all operations were impacted by the loss and expense ratio variability noted above.

Operating Segment Combined Ratios

Segment	2003	2002

U.S. Reinsurance	102.0%	96.3%
U.S. Insurance	94.1%	99.1%
Specialty Underwriting	92.1%	106.3%
International	86.2%	84.4%
Bermuda	84.6%	102.5%

Investment Results.     Net investment income increased 16.1% to $100.3 million in the three months ended September 30, 2003 from $86.4 million in the three months ended September 30, 2002, principally reflecting the effects of investing $1,454.3 million of cash flow from operations for the twelve months ended September 30, 2003, $203.4 million of net proceeds from the issuance of trust preferred securities in November 2002 and $316.8 million of net proceeds from the issuance of common shares in April 2003, all partially offset by the effects of the lower interest rate environment.

The following table shows a comparison of various investment yields for the periods indicated:

	2003	2002

Imbedded pre-tax yield of cash and invested
assets at September 30, 2003 and 2002	4.8%	5.6%
Imbedded after-tax yield of cash and invested
assets at September 30, 2003 and 2002	4.2%	4.7%
Annualized pre-tax yield on average cash and
invested assets for the three months ended September 30,
2003 and 2002	4.9%	5.4%
Annualized after-tax yield on average cash and
invested assets for the three months ended September 30,2003 and 2002	4.2%	4.5%

Net realized capital losses of $30.1 million in the three months ended September 30, 2003 reflected $44.5 million of realized capital losses, which included $3.4 million relating to write-downs in the value of securities deemed to be impaired on an other than temporary basis, and $40.1 million related to the impairment on Interest Only Strips in accordance with EITF 99-20, partially offset by realized capital gains on the Company’s investments of $14.4 million, which included $6.6 million of realized capital gains on Interest Only Strips. Net realized capital losses of $7.7 million in the three months ended September 30, 2002 reflected realized capital losses of $26.9 million, which included $15.1 million relating to write-downs in the value of securities deemed to be impaired on an other than temporary basis, partially offset by $19.2 million of realized capital gains.

Interest expense for the three months ended September 30, 2003 was $10.0 million compared to $10.7 million for the three months ended September 30, 2002. Interest expense for the three months ended September 30, 2003 reflected $9.7 million relating to the senior notes and $0.3 million relating to borrowings under the revolving credit facility. Interest expense for the three months ended September 30, 2002 reflected $9.7 million relating to the senior notes and $1.0 million relating to borrowings under the revolving credit facility.

Distributions on the trust preferred securities are cumulative and pay quarterly in arrears. Distributions relating to the trust preferred securities for the three months ended September 30, 2003 were $4.1 million. The securities were issued in November 2002.

Other expense for the three months ended September 30, 2003 was $0.4 million compared to other income of $1.1 million for the three months ended September 30, 2002. The increase in net expenses for 2003 was primarily due to higher foreign exchange losses and other miscellaneous expenses.

The Company has a small number of credit default swaps, which it no longer writes, and specialized equity put options in its product portfolio. These products meet the definition of a derivative under Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). Net derivative income from these derivative transactions for the three months ending September 30, 2003 was $3.8 million, which reflects changes in fair value of the specialized equity put options, compared to net derivative expenses of $12.5 million for the three months ending September 30, 2002, which principally related to the discontinued credit default swaps.

Income Taxes.     The Company recognized income tax expense of $11.7 million in the three months ended September 30, 2003 compared to $13.7 million in the three months ended September 30, 2002. The decrease in taxes generally resulted from an increase in realized capital losses, partially offset by improved underwriting and investment results, particularly in lower taxed jurisdictions.

Net Income.     Net income was $100.3 million for the three months ended September 30, 2003 compared to net income of $61.3 million in the three months ended September 30, 2002, reflecting the factors noted above.

Nine Months Ended September 30, 2003 compared to Nine Months Ended September 30, 2002

Premiums.     Gross premiums written increased 71.1% to $3,310.2 million for the nine months ended September 30, 2003 from $1,934.3 million for the nine months ended September 30, 2002, as the Company took advantage of the general firming of rates, terms and conditions and selected growth opportunities, while continuing to maintain a disciplined underwriting approach. Due to the nature of its businesses, the Company is unable to precisely differentiate the effects of price changes as compared to changes in exposure. Similarly, because individual reinsurance arrangements often reflect revised coverages, structuring, pricing, terms and/or conditions from period to period, the Company is unable to precisely differentiate between the premium volume attributable to new business as compared to renewal business. Management believes, however, that, during the period, the more significant element of its period-to-period growth related, for most of its operations, to growth in exposures underwritten, with a lesser but still significant element relating to increased pricing and/or improved terms and conditions. Management believes further that market conditions are generally more favorable for casualty business classes than for property business classes although pricing for the latter generally remains at or above attractive levels. As each of the Company’s operations monitors conditions for the products it offers, and in the markets it serves, and adjusts its marketing and underwriting activities opportunistically, the current period reflected growth across all operations. Although premium volumes have increased significantly, the Company continued to decline business that did not meet its objectives regarding underwriting profitability.

Premium growth areas included an 113.5% ($669.2) increase in the U.S. Reinsurance operation, principally related to a $418.3 million increase in treaty casualty business, an $181.1 million increase in treaty property business and a $59.0 million increase in facultative business. The International operation increased 83.2% ($291.2 million), primarily due to an $192.2 million increase in premiums from the London branch, a $40.5 million increase in international business written through the home office representing primarily Latin American business and a $43.9 million increase to Canadian business. U.S. Insurance operation grew 31.0% ($191.4 million), principally as a result of an $83.9 million increase in workers’ compensation and a $53.9 million increase in excess and surplus lines insurance. The Bermuda operation increased $176.4 million, reflecting a shift toward more traditional business resulting from the rollout of treaty, facultative and individual risk capabilities. Specialty Underwriting operation increased 13.8% ($47.7 million), resulting primarily from a $47.8 million increase in accident and health business.

Ceded premiums increased to $186.1 million in the nine months ended September 30, 2003 from $108.0 million in the nine months ended September 30, 2002, principally reflecting growth in specific reinsurance of the Company’s primary insurance business. In addition, ceded premiums for the nine months ended September 30, 2003 included $20.0 million in adjustment premiums relating to claims made under the 2000 accident year aggregate excess of loss elements of the Company’s corporate retrocessional programs, while ceded premiums for the nine months ended September 30, 2002 included $5.1 million and $11.9 million in adjustment premium relating to claims made under the 2001 and 2000 accident year aggregate excess of loss elements of the Company’s corporate retrocessional programs, respectively.

Net premiums written increased by 71.1% to $3,124.1 million in the nine months ended September 30, 2003 from $1,826.3 million in the nine months ended September 30, 2002, reflecting the increase in gross premiums written, combined with the growth in ceded premiums.

Premium Revenues.     Net premiums earned increased by 70.6% to $2,643.2 million in the nine months ended September 30, 2003 from $1,549.1 million in the nine months ended September 30, 2002. Contributing to this increase was an 100.6% ($499.2 million) increase in the U.S. Reinsurance operation, a 78.4% ($242.9 million) increase in the International operation, a 53.2% ($209.7 million) increase in the U.S. Insurance operation, a $93.9 million increase in the Bermuda operation and a 14.6% ($48.4 million) increase in the Specialty Underwriting operation. All of these changes reflect period-to-period changes in net written premiums and business mix together with normal variability in earnings patterns. Business mix changes occur not only as the Company shifts emphasis between products, lines of business, distribution channels and markets but also as individual contracts renew or non-renew, almost always with changes in coverage, structure, prices and/or terms, and as new contracts are accepted with coverage’s, structures, prices and/or terms different from those of expiring contracts. As premium reporting and earnings and loss and commission characteristics derive from the provisions of individual contracts, the continuous turnover of individual contracts, arising from both strategic shifts and day to day underwriting, can and does introduce appreciable background variability in various underwriting line items.

Expenses.     Incurred loss and LAE increased by 67.3% to $1,836.8 million for the nine months ended September 30, 2003 from $1,097.8 million for the nine months ended September 30, 2002. The increase in incurred losses and LAE was principally attributable to the increase in net premiums earned, the impact of changes in the Company’s mix of business and reserve adjustments for prior period losses.

Net reserve adjustments for non-asbestos and environmental exposures for the nine months ended September 30, 2003 were $105.5 million, which amount is net of a 2000 accident year cession of $35.0 million and is comprised of a $66.0 million increase relating principally to the casualty exposures including, directors and officers liability exposures in the U.S. Reinsurance operation, an $18.0 million increase relating to the surety exposures in the Specialty Underwriting operation, a $13.2 million increase relating mainly to the casualty exposures of the London and Canadian branch elements in the International operation and an $8.3 million increase relating to the workers’ compensation exposures in the U.S. Insurance operation. The increase for the U.S. Insurance operation relates to the 2001 and 2002 accident exposure years and all other reserve adjustments relate to the 1996-2000 accident exposure years.

Net reserve adjustments related to asbestos and environmental exposures were $26.3 million for the nine months ended September 30, 2003. The Company has asbestos and environmental exposure related to contracts written by the Company prior to 1986 and to claim obligations acquired as part of an acquisition in September 2000. The development on business written by the Company, net of reinsurance, was $13.6 million and the net development on the acquired business was $12.7 million. Substantially all of the Company’s asbestos and environmental exposures relate to insurance and reinsurance contracts with coverage periods prior to 1986.

In all cases, the prior period development reflects management’s judgement as to the implications of losses reported during the period on the Company’s reserve balances.

Incurred losses and LAE include catastrophe losses, which include the impact of both current period events and favorable and unfavorable development on prior period events, and are net of reinsurance. A catastrophe is an event that causes a pre-tax loss on property exposures of at least $5.0 million and has an event date of January 1, 1988 or later. Catastrophe losses, net of contract specific cessions, were $37.1 million for the nine months ended September 30, 2003, relating principally to May 2003 tornado and hailstorm events and hurricanes Fabian and Isabel, compared to $11.9 million for the nine months ended September 30, 2002.

Incurred losses and LAE for the nine months ended September 30, 2003 reflected ceded losses and LAE of $136.2 million compared to ceded losses and LAE in the nine months ended September 30, 2002 of $144.5 million. The ceded losses and LAE for the nine months ended September 30, 2003 included $35.0 million of losses ceded under the 2000 accident year aggregate excess of loss component of the Company’s corporate retrocessional program. The ceded losses and LAE for the nine months ended September 30, 2002 included $11.0 million and $22.0 million of losses ceded under the 2001 and 2000 accident year aggregate excess of loss component of the Company’s corporate retrocessional program, respectively.

The segment components of the increase in incurred losses and LAE for the nine months ended September 30, 2003 from the nine months ended September 30, 2002 were an 110.4% ($384.2 million) increase in the U.S. Reinsurance operation, an 80.1% ($152.7 million) increase in the International operation, a 49.6% ($144.0 million) increase in the U.S Insurance operation, a $52.4 million increase in the Bermuda operation and a 2.2% ($5.7 million) increase in the Specialty Underwriting operation. These increases generally reflect increases in earned premiums, modest reductions in the current year loss expectation assumptions for most segments, reflecting continued improvement in market conditions and pricing, the increase in catastrophe losses and the prior period reserve development discussed above. Incurred losses and LAE for each operation were also impacted by variability relating to changes in the level of premium volume and the mix of business by class and type.

The Company’s loss and LAE ratio (“loss ratio”), which is calculated by dividing incurred losses and LAE by net premiums earned, decreased by 1.4 percentage points to 69.5% for the nine months ended September 30, 2003 from 70.9% for the nine months ended September 30, 2002, reflecting the premiums earned and incurred losses and LAE discussed above, as well as the general firming of rates, terms and conditions.

The following table shows the loss ratios for each of the Company’s operating segments for the nine months ended September 30, 2003 and 2002. The loss ratios for all operations were impacted by the expense factors noted above.

Operating Segment Loss Ratios

Segment	2003	2002

U.S. Reinsurance	73.6%	70.1%
U.S. Insurance	71.9%	73.7%
Specialty Underwriting	68.2%	76.5%
International	62.1%	61.6%
Bermuda	60.7%	87.0%

Underwriting expenses increased by 59.7% to $666.5 million for the nine months ended September 30, 2003 from $417.4 million in the nine months ended September 30, 2002. Commission, brokerage, taxes and fees increased by $230.5 million, principally reflecting increases in premium volume and changes in the mix of business, together with the Company’s emphasis on acquisition cost control. Other underwriting expenses increased by $18.6 million as the Company expanded operations to support its increased business volume. Contributing to these underwriting expense increases were a 93.2% ($127.2 million) increase in the U.S. Reinsurance operation, a 33.1% ($33.6 million) increase in the U.S. Insurance operation, a 75.1% ($54.8 million) increase in the International operation, a $19.3 million increase in the Bermuda operation and a 10.6% ($10.4 million) increase in the Specialty Underwriting operation. The changes for each operation’s expenses principally resulted from changes in commission expenses related to changes in premium volume and business mix by class and type and, in some cases, changes in the use of specific reinsurance and the underwriting performance of the underlying business. The Company’s expense ratio, which is calculated by dividing underwriting expenses by net premiums earned, was 25.2% for the nine months ended September 30, 2003 compared to 26.9% for the nine months ended September 30, 2002.

The Company’s combined ratio, which is the sum of the loss and expense ratios, decreased by 3.1 percentage points to 94.7% for the nine months ended September 30, 2003 compared to 97.8% for the nine months ended September 30, 2002.

The following table shows the combined ratios for each of the Company’s operating segments for the nine months ended September 30, 2003 and 2002. The combined ratios for all operations were impacted by the loss and expense ratio variability noted above.

Operating Segment Combined Ratios

Segment	2003	2002

U.S. Reinsurance	100.1%	97.6%
U.S. Insurance	94.3%	99.4%
Specialty Underwriting	96.7%	106.0%
International	85.3%	85.1%
Bermuda	83.7%	122.8%

Investment Results. Net investment income increased 12.5% to $295.7 million for the nine months ended September 30, 2003 from $262.8 million for the nine months ended September 30, 2002, principally reflecting the effects of investing $1,454.3 million of cash flow from operations for the twelve months ended September 30, 2003, $203.4 million of net proceeds from the issuance of trust preferred securities in November 2002 and $316.8 million of net proceeds from the issuance of common shares in April 2003, all partially offset by the effects of the lower interest rate environment.

The following table shows a comparison of various investment yields for the periods indicated:

	2003	2002

Imbedded pre-tax yield of cash and invested
assets at September 30, 2003 and December 31, 2002	4.8%	5.3%
Imbedded after-tax yield of cash and invested
assets at September 30, 2003 and December 31, 2002	4.2%	4.6%
Annualized pre-tax yield on average cash and
invested assets for the nine months ended September 30,
2003 and 2002	5.1%	5.8%
Annualized after-tax yield on average cash and
invested assets for the nine months ended September 30, 2003 and 2002	4.4%	4.8%

Net realized capital losses were $41.5 million for the nine months ended September 30, 2003, reflecting realized capital losses on the Company’s investments of $75.9 million, which included $24.6 million relating to write-downs in the value of securities deemed to be impaired on an other than temporary basis, and $40.1 million related to the impairment on Interest Only Strips in accordance with EITF 99-20, partially offset by $34.4 million of realized capital gains, which included $6.6 million of realized capital gains on the Interest Only Strips, compared to net realized capital losses of $42.5 million in the nine months ended September 30, 2002. The net realized capital losses in the nine months ended September 30, 2002 reflected realized capital losses on the Company’s investments of $102.3 million, which included $80.2 million relating to write-downs in the value of securities deemed to be impaired on an other than temporary basis, of which $33.0 million was for WorldCom, Inc., partially offset by $59.8 million of realized capital gains.

Interest expense for the nine months ended September 30, 2003 was $30.2 million compared to $31.9 million for the nine months ended September 30, 2002. Interest expense for the nine months ended September 30, 2003 reflected $29.2 million relating to the senior notes and $1.0 million relating to borrowings under the revolving credit facility. Interest expense for the nine months ended September 30, 2002 reflected $29.2 million relating to the issuance of the senior notes and $2.7 million relating to borrowings under the revolving credit facility.

Distributions on the trust preferred securities are cumulative and pay quarterly in arrears. Distributions relating to the trust preferred securities for the nine months ended September 30, 2003 were $12.4 million. These securities were issued in November 2002.

Other expense for the nine months ended September 30, 2003 was $6.0 million compared to $0.4 million for the nine months ended September 30, 2002. The increase in net expenses for 2003 was due to higher foreign exchange losses and other miscellaneous expenses.

The Company has a small number of credit default swaps, which it no longer writes, and specialized equity put options in its product portfolio. These products meet the definition of a derivative under Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). Net derivative income from these derivative transactions for the nine months ending September 30, 2003, was $2.4 million, which principally reflects changes in fair value of the specialized equity put options, compared to net derivative expenses of $17.6 million for the nine months ending September 30, 2002, which principally related to the discontinued credit default swaps.

Income Taxes. The Company recognized income tax expense of $43.7 million for the nine months ended September 30, 2003 compared to $28.5 million for the nine months ended September 30, 2002. The increase in taxes generally reflects the improved underwriting and investment income results.

Net Income. Net income was $304.2 million for the nine months ended September 30, 2003 compared to net income of $175.7 million for the nine months ended September 30, 2002, reflecting the factors noted above.

FINANCIAL CONDITION

Cash and Invested Assets. Aggregate invested assets, including cash and short-term investments, were $8,928.8 million at September 30, 2003 and $7,259.1 million at December 31, 2002. The increase in cash and invested assets resulted primarily from $1,173.1 million in cash flows from operations, $316.8 million of net proceeds from the issuance of common shares in April 2003 and unrealized appreciation on investments of $52.7 million, partly offset by $41.5 million of realized capital losses. Gross unrealized appreciation and depreciation across the Company’s investment portfolio were $421.5 million and $59.2 million, respectively, at September 30, 2003 compared to gross unrealized appreciation and depreciation at December 31, 2002 of $356.5 million and $46.8 million, respectively.

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

The table below briefly summarizes the characteristics of the investment portfolio at September 30, 2003 and December 31, 2002.

	As of		As of
	September 30, 2003		December 31, 2002

Fixed maturities	92.4%		93.4%
Equity securities	0.6%		0.7%
Short-term investments	4.4%		2.3%
Other invested assets	1.0%		0.7%
Cash	1.6%		2.9%

Total investments and cash	100.0%		100.0%

Fixed income portfolio duration	4.	4 years	5	.4 years
Fixed income composite credit quality	Aa	2	Aa	2
Imbedded end of period yield, pre-tax	4.8%		5.3%
Imbedded end of period yield, after-tax	4.2%		4.6%

The Company, because of its income orientation, considers total return, the combination of income yield and capital appreciation/depreciation, to be less relevant as a measure of performance than may be the case for investment portfolios managed with alternative strategies. The following table provides a comparison of the Company’s total return by asset class to broadly accepted industry benchmarks.

	As of	As of
	September 30, 2003	December 31, 2002

Fixed income portfolio total return	4.6%	8.7%
Lehman bond aggregate	3.8%	10.3%
Common equity portfolio total return	12.9%	(14	.4)%
S & P 500	14.7%	(22	.0)%

Loss and LAE Reserves. Gross loss and LAE reserves totaled $5,786.7 million at September 30, 2003 and $4,905.6 million at December 31, 2002. The increase at September 30, 2003 was primarily attributable to increased earned premiums and ongoing claim settlement activity.

Reinsurance receivables were $1,190.3 million at September 30, 2003 and $1,116.4 million at December 31, 2002, with the increase in reinsurance receivables reflecting an additional $35.0 million cession under the 2000 accident year cover and the impact of normal activity as respects specific reinsurance protections. At September 30, 2003, $475.0 million, or 39.9% was receivable from subsidiaries of London Reinsurance Group. These receivables are effectively secured by a combination of letters of credit and funds held arrangements under which the Company has retained the premium payments due the retrocessionaire, recognized liabilities for such amounts and reduced such liabilities as payments are due from the retrocessionaire. In addition, $145.0 million or 12.2%, was receivable from Continental Insurance Company, which is partially secured by funds held arrangements, and $105.6 million or 8.9%, was receivable from Prudential Property and Casualty Insurance Company (“Prupac”) whose obligations are guaranteed by The Prudential. No other retrocessionaire accounted for more than 5% of the Company’s receivables.

Loss and LAE reserves net of unpaid reinsurance receivables (“net loss and LAE reserves”) totaled $4,615.5 million at September 30, 2003 and $3,817.0 million at December 31, 2002. The following table summarizes net outstanding loss and LAE reserves by segment and for asbestos and environmental (“A&E”) reserves which are managed on a combined basis, at September 30, 2003 and December 31, 2002.

Net Loss Reserves By Segment

	As	As
	Reported	Reported
($ in millions)	9/30/2003	12/31/2002

Net Reserves By Segment

U.S. Reinsurance	$2,034	$1,739
U.S. Insurance	713	460
Specialty Underwriting	304	274
International	703	517
Bermuda	352	300

Total Net Segment Reserves	4,106	3,290
A&E (All Segments)	509	527

Total Net Reserves	$4,615	$3,817

The increases by segment generally reflect the increases in earned premium, changes in business mix and the impact of reserve recalculations together with the claim settlement activity. The increases for A&E reflect the impact of reserve re-evaluations and claim settlement activity.

The Company re-evaluates its loss and LAE reserves on an ongoing basis, including re-estimates of prior period reserves, taking into consideration all available information and in particular newly reported loss and claim experience. The effect of such re-evaluations impacts incurred losses for the current period. While there can be no assurance that reserves for, and losses from, its claim obligations will not increase in the future, management believes that the Company’s existing reserves, reserving methodologies and reinsurance arrangements lessen the probability that any such increase would have a material adverse effect on the Company’s financial condition results of operations or cash flows. In this context, the Company notes that over the past 10 years, its past calendar year operations have been affected variably by effects from prior period reserve re-estimates with such effects ranging from $35.4 million, 1.2% of the prior period reserves for the year in which the adjustment was made to ($140.1) million, 4% of the prior period reserves for the year in which the adjustment was made. The Company’s Annual Report on Form 10-K for the year ending December 31, 2002 discusses the Company’s past experience more fully in the section titled “Changes in Historical Reserves.”

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

In connection with the acquisition of Mt. McKinley Insurance Company (“Mt. McKinley”), which has significant exposure to A&E claims, Prupac, a subsidiary of The Prudential, provided reinsurance to Mt. McKinley covering 80% ($160.0 million) of the first $200.0 million of any adverse development of Mt. McKinley’s reserves as of September 19, 2000 and The Prudential guaranteed Prupac’s obligations to Mt. McKinley. Through September 30, 2003, cessions under this reinsurance agreement have reduced the available remaining limits to $54.4 million net of coinsurance. Due to the uncertainties discussed above, the ultimate losses may vary materially from current loss reserves and, depending on coverage under the Company’s various reinsurance arrangements, could have a material adverse effect on the Company’s future financial condition, results of operations and cash flows.

The following table shows the development of prior year A&E reserves on both a gross and net of retrocessional basis for the three and nine months ended September 30, 2003 and 2002:

(dollar amounts in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Gross basis:
Beginning of period reserves	$646,159	$639,102	$667,922	$644,390
Incurred losses	56,323	-	73,996	30,000
Paid losses	(9,702)	(22,148)	(49,138)	(57,436)

End of period reserves	$692,780	$616,954	$692,780	$616,954

Net basis:
Beginning of period reserves	$503,220	$544,199	$527,462	$568,592
Incurred losses	14,960	-	26,319	7,309
Paid losses	(9,015)	(21,937)	(44,616)	(53,639)

End of period reserves	$509,165	$522,262	$509,165	$522,262

At September 30, 2003, the gross reserves for A&E losses were comprised of $130.9 million representing case reserves reported by ceding companies, $75.6 million representing additional case reserves established by the Company on assumed reinsurance claims, $263.4 million representing case reserves established by the Company on direct excess insurance claims, including Mt. McKinley, and $222.9 million representing, reserves for incurred but not reported losses.

Industry analysts have developed a measurement, known as the survival ratio, to compare the A&E reserves among companies with such liabilities. The survival ratio is typically calculated by dividing a company’s current reserves by the three year average of paid losses, and therefore measures the number of years that it would take to exhaust the current reserves based on historical payment patterns. Using this measurement, the Company’s net three year A&E survival ratio was 8.0 years at September 30, 2003. Adjusting these ratios to include the effect of the remaining limits of reinsurance available under the reinsurance agreement with Prupac, the measures rise to the equivalent of 8.9 years at September 30, 2003. The Company’s net three year survival ratio on its asbestos exposures was 8.9 years for the period ended September 30, 2003. This three year survival ratio when adjusted to exclude the coverage in place (“CIP”) and actively managed claims was 13.1 years for the period ended September 30, 2003, and when adjusted to exclude the CIP and actively managed claims and to include stop loss protection from Prupac was 15.2 years. Because the survival ratio was developed as a comparative measure of reserve strength and not of absolute reserve adequacy, the Company considers, but does not rely on, the survival ratio when evaluating its reserves.

Shareholders’ Equity.     The Company’s shareholders’ equity increased to $3,027.1 million as of September 30, 2003 from $2,368.6 million as of December 31, 2002, principally reflecting net income of $304.2 million for the nine months ended September 30, 2003, together with $316.8 million of net proceeds from the issuance of common shares in April 2003 and $35.2 million of net after tax unrealized appreciation on the Company’s investments. Dividends of $14.6 million were declared and paid by the Company for the nine months ended September 30, 2003. The Company did not repurchase shares during the nine months ended September 30, 2003, and has 1.73 million shares remaining under its existing repurchase authorization.

LIQUIDITY AND CAPITAL RESOURCES

Capital.     The Company’s business operations are in part dependent on the Company’s financial strength, and the market’s perception thereof, as measured in part by shareholders’ equity, which was $3,027.1 million and $2,368.6 million at September 30, 2003 and December 31, 2002, respectively. The Company has flexibility with respect to capitalization as a result of its perceived financial strength, including its financial strength ratings as assigned by independent rating agencies, and its access to the debt and equity markets. The Company continuously monitors its capital and financial position, as well as investment and security market conditions in general and with respect to the Company’s securities, and responds accordingly.

On June 27, 2003, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission, which was subsequently amended on September 10, 2003 and provides for the issuance of up to $975 million of securities. Generally, under this shelf registration statement, Group is authorized to issue common shares, preferred shares, debt securities, warrants and hybrid securities, Holdings is authorized to issue debt securities and Everest Re Capital Trust II and II are authorized to issue trust preferred securities. As of the date of this Form 10-Q filing, the registration statement was not yet effective.

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

The Company’s liquidity requirements are met on both a short and long-term basis by funds provided by premiums collected, investment income, collected reinsurance receivable balances and the sale and maturity of investments, together with the availability of funds under the Company’s revolving credit facility. The Company’s net cash flows from operating activities were $1,173.1 million and $455.0 million for the nine months ended September 30, 2003 and 2002, respectively. Net cash flows from operations increased primarily due to the growth in business coupled with favorable underwriting results. Additionally, these cash flows included net tax payments of $47.1 million and $6.2 million for the nine months ended September 30, 2003 and 2002 respectively; catastrophe loss payments of $66.9 million and $48.9 million in the nine months ended September 30, 2003 and 2002, respectively and net derivative settlement payments of $3.0 million and $24.9 million in the nine months ended September 30, 2003 and 2002, respectively.

Management believes that net cash flows from operating activities are generally consistent with expectations given the Company’s large increase in premium volume and investment portfolio. Premiums are generally collected over the policy period which is typically a year. However, claims related to the policies will be paid out over numerous years. This is particularly true for casualty business. The larger investment portfolio increases cash flow from investments.

Proceeds from sales, calls and maturities and cost of investment asset acquisitions were $1,642.1 million and $3,193.4 million, respectively, for the nine months ended September 30, 2003, compared to $1,856.9 million and $2,640.9 million, respectively, for the nine months ended September 30, 2002.

On December 21, 1999, Holdings entered into a three-year senior revolving credit facility with a syndicate of lenders (the “Credit Facility”). On November 21, 2002, the maturity date of the Credit Facility was extended to December 19, 2003. Wachovia Bank is the administrative agent for the Credit Facility. The Credit Facility is used for liquidity and general corporate purposes. The Credit Facility provides for the borrowing of up to $150.0 million with interest at a rate selected by Holdings equal to either (1) the Base Rate (as defined below) or (2) an adjusted London InterBank Offered Rate (“LIBOR”) plus a margin. The Base Rate is the higher of the rate of interest established by Wachovia Bank from time to time as its prime rate or the Federal Funds rate plus 0.5% per annum. The amount of margin and the fees payable for the Credit Facility depend upon Holdings’ senior unsecured debt rating. Group has guaranteed Holdings’ obligations under the Credit Facility.

The Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1, Holdings to maintain a minimum interest coverage ratio of 2.5 to 1 and Everest Re to maintain its statutory surplus at $850.0 million plus 25% of aggregate net income and 25% of aggregate capital contributions. As of September 30, 2003, the Company was in compliance with these covenants.

During the period ended September 30, 2003, Holdings made no payments on the Credit Facility and made payments on the Credit Facility of $5.0 million for the period ended September 30, 2002. As of September 30, 2003 and 2002, Holdings had outstanding Credit Facility borrowings of $70.0 million and $125.0 million, respectively. Interest expense incurred in connection with these borrowings was $1.0 million and $2.7 million for the period ended September 30, 2003 and 2002, respectively.

Effective October 10, 2003, Holdings entered into a new three-year, $150.0 million revolving credit facility (the “New Credit Facility”), under similar terms, with a syndicate of lenders. Wachovia Bank is the administrative agent for the New Credit Facility. The required debt to capital and minimum interest coverage ratios have remained the same while the Everest Re statutory surplus requirement was increased to $1.0 billion plus 25% of future aggregate net income and 25% of future aggregate capital contributions and Group no longer guarantees Holdings’ obligations under the New Credit Facility. This New Credit Facility will replace the existing Credit Facility which would have expired on December 19, 2003 and will continue to be used for liquidity and general corporate purposes. A $70.0 million borrowing under the New Credit Facility was used to pay off the $70.0 million indebtedness under the old Credit Facility.

Market Sensitive Instruments.     The Securities and Exchange Commission’s Financial Reporting Release #48 requires registrants to clarify and expand upon the existing financial statement disclosure requirements for derivative financial instruments, derivative commodity instruments, and other financial instruments (collectively, “market sensitive instruments”).

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

The Company’s $8.9 billion investment portfolio is principally comprised of fixed maturity securities that are subject to interest rate risk and foreign currency rate risk, and equity securities that are subject to equity price risk. The impact of these risks on the investment portfolio is generally mitigated by changes in the value of operating assets and liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity portfolio, including short-term investments, due to change in market interest rates. In a declining interest rate environment, it includes prepayment risk on the $1,189.4 million of mortgage-backed securities in the $8.6 billion fixed maturity portfolio which could result in lower reinvestment rates.

The table below displays the potential impact of market value fluctuations and after-tax unrealized appreciation on the fixed maturity portfolio as of September 30, 2003 based on parallel 200 basis point shifts in interest rates up and down in 100 basis point increments. For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually. To generate appropriate price estimates on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account. For legal entities with a non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios. All amounts are in U.S. dollars and are presented in millions.

As of September 30, 2003
Interest Rate Shift in Basis Points

	-200	-100	0	100		200

Total Market Value	$9,597.1	$9,079.2	$8,637.3	$8,188.2		$7,729.6
Market Value Change from Base
from Base (%)	11.1%	5.1%	0.0%	(5	.2)%	(10	.5)%
Change in Unrealized
Appreciation After-tax
from Base ($)	$702.2	$321.8	$--	($ 328.5)		($ 667.9)

        Foreign currency rate risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates. Each of the Company’s foreign operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines. Generally, the Company prefers to maintain the capital of its foreign operations in U.S. dollar assets, although this varies by regulatory jurisdiction in accordance with market needs. Each foreign operation may conduct business in its local currency as well as the currency of other countries in which it operates. The primary foreign currency exposures for these foreign operations are the Canadian Dollar, the British Pound Sterling and the Euro. The Company mitigates foreign exchange exposure by a general matching of the currency and duration of its assets to its corresponding operating liabilities. In accordance with Financial Accounting Standards Board Statement No. 52, the Company translates the assets, liabilities and income of non-U.S. dollar functional currency legal entities to the U.S. dollar. This translation amount is reported as a component of other comprehensive income. The primary functional foreign currency exposures for these foreign operations are the Canadian Dollar, the Euro and the British Pound Sterling. As of September 30, 2003, there has been no material change in exposure to foreign exchange rates as compared to December 31, 2002.

Equity risk is the potential change in market value of the common stock and preferred stock portfolios arising from changing equity prices. The Company invests in high quality common and preferred stocks that are traded on the major exchanges in the United States and funds investing in such securities. The primary objective in managing the equity portfolio is to provide long-term capital growth through market appreciation and income. As of September 30, 2003, there has been no material change in exposure to changing equity prices as compared to December 31, 2002.

Although not considered material in the context of the Company’s aggregate exposure to market sensitive instruments, the Company has issued five specialized equity put options based on the Standard & Poor’s 500 (“S&P 500”) index that are market sensitive and sufficiently unique to warrant supplemental disclosure.

During 2001, the Company sold five specialized equity put options based on the S&P 500 index for total consideration, net of commission, of $16.9 million. These contracts each have a single exercise date, with maturities ranging from 18 to 30 years and strike prices ranging from $1,141.21 to $1,540.63. No amounts will be payable under these contracts if the S&P 500 index is at or above the strike price on the exercise dates. If the S&P 500 index is lower than the strike price on the applicable exercise date, the amount due will vary proportionately with the percentage the index is below the strike price. Based on historical index volatilities and trends and the September 30, 2003 index value, the Company estimates the probability for each contract of the S&P index being below the strike price on the exercise date is less than 8%. The theoretical maximum payouts under the contracts would occur if on each of the exercise dates the S&P 500 index value were zero.

As these specialized equity put options are derivatives within the framework of FAS 133, the Company is required to report the fair value of these instruments in its balance sheet and record any changes to fair value in its statement of operations. The Company has recorded fair values for its obligations on these specialized equity put options at September 30, 2003 and December 31, 2002 of $20.0 million and $22.4 million, respectively; however, the Company does not believe that the ultimate settlement of these transactions is likely to require a payment that would exceed the initial consideration received or any payment at all.

As there is no active market for these instruments, the determination of their fair value is based on an accepted option-pricing model that requires estimates and assumptions, including those regarding volatility and expected rates of return.

The table below estimates the impact of potential movements in interest rates and the S&P 500 index, which are the principal factors affecting fair value of these instruments, looking forward from the fair value at September 30, 2003. These are estimates and there can be no assurance regarding future market performance.

As of September 30, 2003
S & P Index Put Options Obligations - Sensitivity Analysis
(Doallar amounts in millions)

Interest Rate Shift in Basis Points:	-100	-50	0	50	100

Total Market Value	$32.0	$25.4	$20.0	$15.7	$12.2
Market Value Change from Base (%)	(60.1)%	(26.9)%	0.0%	21.7%	39.0%

S & P Index Shift in Points:	-200	-100	0	100	200

Total Market Value	$28.6	$23.8	$20.0	$16.9	$14.4
Market Value Change from Base (%)	(42.9)%	(19.1)%	0.0%	15.5%	28.1%

Combined Interest Rate / S & P Index Shift:
	-100/-200	-50/-100	0/	0	50/	100	100 /	200

Total Market Value	$44.0	$29.9	$20.0		$13.1		$8.5
Market Value Change from Base (%)	(119.7)%	(49.7)%	0.0%		34.4%		57.8%

Safe Harbor Disclosure.     This report contains forward-looking statements within the meaning of the U.S. federal securities laws. The Company intends these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the federal securities laws. In some cases, these statements can be identified by the use of forward-looking words such as “may”, “will”, “should”, “could”, “anticipate”, “estimate”, “expect”, “plan”, “believe”, “predict”, “potential” and “intend”. Forward-looking statements contained in this report include information regarding the Company’s reserves for losses and LAE including reserves for asbestos and environmental claims, the adequacy of the Company’s provision for uncollectible balances, estimates of the Company’s catastrophe exposure, and the effects of catastrophe events on the Company’s financial statements, the ability of the Company’s subsidiaries to pay dividends and the settlement costs of the Company’s specialized put options. Forward-looking statements only reflect the Company’s expectations and are not guarantees of performance. These statements involve risks, uncertainties and assumptions. Actual events or results may differ materially from the Company’s expectations. Important factors that could cause the Company’s actual results to be materially different from its expectations include the uncertainties that surround the estimating of reserves for losses and LAE, those discussed in Note 4 to the Financial Statements included in this report and the risks described under the caption “Risk Factors” in the Company’s most recent Annual Report on Form 10-K. The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Part I — Item 3

EVEREST RE GROUP, LTD.
QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

Market Risk Instruments.     See "Market Sensitive Instruments" in Part I - Item 2.

Part I – Item 4

EVEREST RE GROUP, LTD.
CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company’s management carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer believe that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter covered by this report.

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

Part II – Item 5. Other Information

None.

Part II - Item 6. Exhibits and Reports on Form 8-K

a)     Exhibit Index:

Exhibit No.	Description
10.1	Credit Agreement, dated October 10, 2003, between Everest Reinsurance Holdings, Inc., the Lenders Therein and Wachovia Bank, National Association providing for a $150.0 million revolving credit facility

11.1	Statement regarding computation of per share earnings

31.1	Section 302 Certification of Joseph V. Taranto
31.2	Section 302 Certification of Stephen L. Limauro
32.1	Section 906 Certification of Joseph V. Taranto and Stephen L. Limauro

b)     A report on Form 8-K dated October 20, 2003 was filed on October 20, 2003, reporting the third quarter earnings for Everest Re Group, Ltd.

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

Dated: November 14, 2003