Form 10-K
period 2003-12-31
EVEREST RE GROUP LTD
filed 2004-03-15
CIK 1095073

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

 FORM 10-K

_________________

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003	Commission file number 1-15731

EVEREST RE GROUP, LTD.
(Exact name of registrant as specified in its charter)

Bermuda	98-0365432
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

c/o ABG Financial & Management Services, Inc.
Parker House
Wildey Business Park, Wildey Road
St. Michael, Barbados
(246) 228-7398

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive office)

_________________

        Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	on Which Registered
Common Shares, $.01 par value per share	New York Stock Exchange

_________________

Securities registered pursuant to Section 12(g) of the Act: None _________________

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X       No___

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes   X       No___

        The aggregate market value on June 30, 2003, the last business day of the registrant’s most recently completed second quarter, of the voting stock held by non-affiliates of the registrant was $4,242.5 million.

        At March 1, 2004, the number of shares outstanding of the registrant’s common shares was 55,917,734.

DOCUMENTS INCORPORATED BY REFERENCE

        Certain information required by Items 10, 11, 12, and 13 of Form 10-K is incorporated by reference into Part III hereof from the registrant’s proxy statement for the 2004 Annual General Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of the close of the registrant’s fiscal year ended December 31, 2003.

Item		Page
PART I
1	Business	1
2	Properties	28
3	Legal Proceedings	28
4	Submission of Matters to a Vote of Security Holders	28
PART II
5	Market for Registrants Common Equity and Related Shareholder Matters	28
6	Selected Financial Data	29
7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	37
7A	Quantitative and Qualitative Disclosures About Market Risk	81
8	Financial Statements and Supplementary Data	81
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	81
9A	Controls and Procedures	81
PART III
10	Directors and Executive Officers of the Registrant	81
11	Executive Compensation	81
12	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	81
13	Certain Relationships and Related Transactions	81
14	Principal Accountant Fees and Services	81
PART IV
15	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	81

3

PART I

Unless otherwise indicated, all financial data in this document have been prepared using generally accepted accounting principles (“GAAP”) in the United States of America. As used in this document, “Group” means Everest Re Group, Ltd. (formerly Everest Group, Ltd.); “Holdings” means Everest Reinsurance Holdings, Inc.; “Everest Re” means Everest Reinsurance Company and its subsidiaries (unless the context otherwise requires); “Capital Trust” means Everest Re Capital Trust; and the “Company” means Group and its subsidiaries, except when referring to periods prior to February 24, 2000, when it means Holdings and its subsidiaries.

ITEM 1. Business

The Company

Group, a Bermuda company, with its principal executive office in Barbados, was established in 1999 as a wholly-owned subsidiary of Holdings. On February 24, 2000, a corporate restructuring was completed and Group became the new parent holding company of Holdings, which remains the holding company for the Company’s U.S. based operations. Holders of shares of common stock of Holdings automatically became holders of the same number of common shares of Group. Prior to the restructuring, Group had no significant assets or capitalization and had not engaged in any business or prior activities other than in connection with the restructuring. The Company had gross written premiums in 2003 of $4.6 billion and shareholders’ equity at December 31, 2003 of $3.2 billion.

In connection with the restructuring, Group established a Bermuda-based reinsurance subsidiary, Everest Reinsurance (Bermuda), Ltd. (“Bermuda Re”), which commenced business in the second half of 2000. Group also formed Everest Global Services, Inc., a Delaware subsidiary, to perform administrative and back-office functions for Group and its U.S.-based and non-U.S. based subsidiaries.

Holdings, a Delaware corporation, was established in 1993 to serve as the parent holding company of Everest Re, a Delaware property and casualty reinsurer formed in 1973. Until October 6, 1995, Holdings was an indirect wholly-owned subsidiary of The Prudential Insurance Company of America (“The Prudential”). On October 6, 1995, The Prudential sold its entire interest in the shares of common stock of Holdings in an initial public offering (the “IPO”).

The Company’s principal business, conducted through its operating subsidiaries, is the underwriting of reinsurance and insurance in the U.S., Bermuda and international markets. The Company underwrites reinsurance both through brokers and directly with ceding companies, giving it the flexibility to pursue business regardless of the ceding company’s preferred reinsurance purchasing method. The Company underwrites insurance principally through general agent relationships and surplus lines brokers. Group’s operating subsidiaries, excluding Mt. McKinley Insurance Company (“Mt. McKinley”), which is in run-off, and Everest International Reinsurance, Ltd. (“Everest International”), which has limited business activity, are each rated A+ (“Superior”) by A.M. Best Company (“A.M. Best”), an independent insurance industry rating organization that rates insurance companies on factors of concern to policyholders.

Following is a summary of the Company’s operating subsidiaries:

o	Bermuda Re, a Bermuda insurance company and a direct subsidiary of Group, is registered in Bermuda as a Class 4 insurer and long-term insurer and is authorized to write property and casualty business and life and annuity business. Bermuda Re commenced business in the second half of 2000. In December 2000, Bermuda Re acquired all of the issued and outstanding shares of AFC Re Ltd. (“AFC Re”), a Bermuda long-term insurance company. AFC Re wrote annuity reinsurance business, which business has been assumed by Bermuda Re. In September 2001, AFC Re was sold to Group and renamed Everest International. Bermuda Re had shareholders’ equity at December 31, 2003 of $1.3 billion based on U.S. GAAP.

o	Everest International, a Bermuda insurance company and a direct subsidiary of Group, is registered in Bermuda as a Class 4 insurer and is authorized to write property and casualty business. Everest International had shareholders’ equity at December 31, 2003 of $120 million based on U.S. GAAP.

o	Everest Re, a Delaware insurance company and a direct subsidiary of Holdings, is a licensed property and casualty insurer and/or reinsurer in all states (except Nevada and Wyoming), the District of Columbia and Puerto Rico and is authorized to conduct reinsurance business in the United Kingdom, Canada and Singapore. Everest Re underwrites property and casualty reinsurance for insurance and reinsurance companies in the U.S. and international markets. Everest Re had statutory surplus at December 31, 2003 of $1.7 billion.

o	Everest National Insurance Company (“Everest National”), an Arizona insurance company and a direct subsidiary of Everest Re, is licensed in 47 states and the District of Columbia and is authorized to write property and casualty insurance in the jurisdictions in which it is licensed. This is called writing insurance on an admitted basis. The majority of Everest National’s business is reinsured by its parent, Everest Re.

o	Everest Indemnity Insurance Company (“Everest Indemnity”), a Delaware insurance company and a direct subsidiary of Everest Re, engages in the excess and surplus lines insurance business in the U.S. Excess and surplus lines insurance is specialty property and liability coverage that an insurer not licensed to write insurance in a particular jurisdiction is permitted to provide to insureds when the specific specialty coverage is unavailable from admitted insurers. This is called writing insurance on a non-admitted basis. Everest Indemnity is licensed in Delaware and is eligible to write business on a non-admitted basis in 49 states, the District of Columbia and Puerto Rico. The majority of Everest Indemnity’s business is reinsured by its parent, Everest Re.

o	Everest Security Insurance Company (“Everest Security”), formerly Southeastern Security Insurance Company, a Georgia insurance company and a direct subsidiary of Everest Re, was acquired in January 2000 and writes property and casualty insurance on an admitted basis in Georgia and Alabama. The majority of Everest Security’s business is reinsured by its parent, Everest Re.

o	Mt. McKinley Managers, L.L.C. (“Managers”), a New Jersey limited liability company and a direct subsidiary of Holdings, is licensed in New Jersey as an insurance producer. An insurance producer is any intermediary, such as an agent or broker, which acts as the conduit between an insurance company and an insured. Managers, which is licensed to act in New Jersey as an insurance producer in connection with policies written on both an admitted and a non-admitted basis, is the underwriting manager for Everest Indemnity.

o	Mt. McKinley (f/k/a Gibraltar Casualty Company, “Gibraltar”), a Delaware insurance company and a direct subsidiary of Holdings, was acquired by Holdings in September 2000 from The Prudential. Mt. McKinley was formed by Everest Re in 1978 to engage in the excess and surplus lines insurance business in the U.S. In 1985, Mt. McKinley ceased writing new and renewal insurance and now its ongoing operations relate to servicing claims arising from its previously written business. Mt. McKinley was a subsidiary of Everest Re until 1991 when Everest Re distributed the stock of Mt. McKinley to a wholly-owned subsidiary of The Prudential.

o	Everest Re Holdings, Ltd. ("Everest Ltd."), a Bermuda company and a direct subsidiary of Everest Re, was formed in 1998 and owned Everest Re Ltd., a United Kingdom company that was dissolved after its reinsurance operations were converted into branch operations of Everest Re. Everest Ltd. holds $80.3 million of investments and cash, the management of which constitutes its principal operations.

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

There are two basic types of reinsurance arrangements: treaty and facultative reinsurance. In treaty reinsurance, the ceding company is obligated to cede and the reinsurer is obligated to assume a specified portion of a type or category of risks insured by the ceding company. Treaty reinsurers do not separately evaluate each of the individual risks assumed under their treaties and, consequently, after a review of the ceding company’s underwriting practices, are largely dependent on the original risk underwriting decisions made by the ceding company. In facultative reinsurance, the ceding company cedes and the reinsurer assumes all or part of the risk under a single insurance contract. Facultative reinsurance is negotiated separately for each insurance contract that is reinsured. Facultative reinsurance normally is purchased by ceding companies for individual risks not covered by their reinsurance treaties, for amounts in excess of the dollar limits of their reinsurance treaties and for unusual risks.

Both treaty and facultative reinsurance can be written on either a pro rata basis or an excess of loss basis. Under pro rata reinsurance, the ceding company and the reinsurer share the premiums as well as the losses and expenses in an agreed proportion. Under excess of loss reinsurance, the reinsurer indemnifies the ceding company against all or a specified portion of losses and expenses in excess of a specified dollar amount, known as the ceding company’s retention or reinsurer’s attachment point, generally subject to a negotiated reinsurance contract limit.

In pro rata reinsurance, the reinsurer generally pays the ceding company a ceding commission. The ceding commission generally is based on the ceding company’s cost of acquiring the business being reinsured (commissions, premium taxes, assessments and miscellaneous administrative expense). Premiums paid by the ceding company to a reinsurer for excess of loss reinsurance are not directly proportional to the premiums that the ceding company receives because the reinsurer does not assume a proportionate risk. There is usually no ceding commission on excess of loss reinsurance.

Reinsurers may purchase reinsurance to cover their own risk exposure. Reinsurance of a reinsurer’s business is called a retrocession. Reinsurance companies cede risks under retrocessional agreements to other reinsurers, known as retrocessionaires, for reasons similar to those that cause insurers to purchase reinsurance: to reduce net liability on individual or classes of risks, protect against catastrophic losses, stabilize financial ratios and obtain additional underwriting capacity.

Reinsurance can be written through intermediaries, generally professional reinsurance brokers, or directly with ceding companies. From a ceding company’s perspective, both the broker and the direct distribution channels have advantages and disadvantages. A ceding company’s decision to select one distribution channel over the other will be influenced by its perception of such advantages and disadvantages relative to the reinsurance coverage being placed.

Business Strategy

The Company’s underwriting strategies seek to capitalize on its financial strength and capacity, its employee expertise and its flexibility to offer multiple products through multiple distribution channels. The Company’s strategies include effective management of the property and casualty underwriting cycle, which refers to the tendency of insurance premiums, profits and the demand for and availability of coverage to rise and fall over time. The Company also seeks to manage its catastrophe exposures and retrocessional costs. Efforts to control expenses and to operate in a cost-efficient manner are also a continuing focus for the Company.

The Company’s products include: (1) the full range of property and casualty reinsurance and insurance coverages, including marine, aviation, surety, errors and omissions liability (“E&O”), directors’ and officers’ liability (“D&O”), medical malpractice, other specialty lines, accident and health (“A&H”), workers’ compensation and (2) reinsurance of life and annuity business. The Company’s product distribution includes direct and broker reinsurance channels; U.S., Bermuda and international markets; treaty and facultative reinsurance and admitted and non-admitted insurance.

The Company’s underwriting strategy emphasizes underwriting profitability rather than premium volume, writing specialized property and casualty risks and integration of underwriting expertise across all underwriting units. Key elements of this strategy are prudent risk selection, appropriate pricing through strict underwriting discipline and continuous adjustment of the Company’s business mix to respond to changing market conditions. The Company focuses on reinsuring companies that effectively manage the underwriting cycle through proper analysis and pricing of underlying risks and whose underwriting guidelines and performance are compatible with its objectives.

The Company’s underwriting strategy also emphasizes flexibility and responsiveness to changing market conditions, such as increased demand or favorable pricing trends. The Company believes that its existing strengths, including its broad underwriting expertise, U.S., Bermuda and international presence, strong financial ratings and substantial capital, facilitate adjustments to its mix of business geographically, by line of business and by type of coverage, allowing it to capitalize on those market opportunities that provide the greatest potential for underwriting profitability. The Company’s insurance operations complement these strategies by allowing the Company access to business that would not likely be available to it on a reinsurance basis. The Company carefully monitors its mix of business across all operations to avoid inappropriate concentrations of geographic or other risk.

Marketing

The Company writes business on a worldwide basis for many different customers and for many lines of business, providing a broad array of coverages. The Company is not materially dependent on any single customer, small group of customers, line of business or geographical area. For the 2003 calendar year, no single customer (ceding company or insured) generated more than 6.8% of the Company’s gross written premiums. The Company does not believe that a reduction of business from any one customer would have a material adverse effect on its future financial condition or results of operations due to the Company’s competitive position in the marketplace and the continuing availability of other sources of business.

Approximately 59.0%, 15.7% and 25.3% of the Company’s 2003 gross written premiums were written in the broker reinsurance, direct reinsurance and insurance markets, respectively. The Company’s ability to write reinsurance both through brokers and directly with ceding companies gives it the flexibility to pursue business regardless of the ceding company’s preferred reinsurance purchasing method.

The reinsurance broker market consists of several substantial national and international brokers and a number of smaller specialized brokers. Brokers do not have the authority to bind the Company with respect to reinsurance agreements, nor does the Company commit in advance to accept any portion of the business that brokers submit to it. Reinsurance business from any ceding company, whether new or renewal, is subject to acceptance by the Company. Brokerage fees are generally paid by reinsurers. The Company’s ten largest brokers accounted for an aggregate of approximately 49.5% of gross written premiums in 2003, with the two largest brokers accounting for approximately 17.4% (Marsh & McLennan Companies, Inc.) and 14.2% (AON Risk Services) of gross written premiums, respectively. The Company does not believe that a reduction of business assumed from any one broker would have a materially adverse effect on the Company due to its competitive position in the market place, relationships with ceding companies and the continuing availability of other sources of business.

The direct market remains an important distribution system for reinsurance business written by the Company. Direct placement of reinsurance enables the Company to access clients who prefer to place their reinsurance directly with reinsurers based upon the reinsurer’s in-depth understanding of the ceding company’s needs. The Company’s insurance business is written principally through general agent relationships and surplus lines brokers. The Company’s largest agency relationship American All-Risk Services, LLC, accounted for approximately 12.7% of gross written premiums, which consists of approximately 24,000 individual workers’ compensation policies.

The Company continually evaluates each business relationship, including the underwriting expertise and experience of each distribution channel selected, performs analyses to evaluate financial security, monitors performance and adjusts underwriting decisions accordingly.

Segment Information

The Company, through its subsidiaries, operates in five segments: U.S. Reinsurance, U.S. Insurance, Specialty Underwriting, International and Bermuda. The U.S. Reinsurance operation writes property and casualty reinsurance on both a treaty and facultative basis through reinsurance brokers as well as directly with ceding companies within the U.S. The U.S. Insurance operation writes property and casualty insurance primarily through general agent relationships and surplus lines brokers within the U.S. The Specialty Underwriting operation writes A&H, marine, aviation and surety business within the U.S. and worldwide through brokers and directly with ceding companies. The International operation writes property and casualty reinsurance through Everest Re’s branches in London, Canada and Singapore, in addition to foreign business written through the Company’s Miami and New Jersey offices. The Bermuda operation writes property, casualty, life and annuity business through brokers and directly with ceding companies.

These segments are managed in a carefully coordinated fashion with strong elements of central control, including with respect to capital, investments and support operations. As a result, management monitors and evaluates the financial performance of these operating segments principally based upon their underwriting results. The Company utilizes inter-affiliate reinsurance but such reinsurance does not impact segment results, since business is generally reported within the segment in which the business was first produced. For selected financial information regarding these segments, see Note 18 of Notes to Consolidated Financial Statements.

The Company has recently announced that one of its subsidiaries, Everest Re, has reached agreement, subject to regulatory approval, to sell its United Kingdom branch to another of the Company’s subsidiaries, Bermuda Re. Business for this branch is currently reported through the International segment; however, upon completion of the transaction, the business of this branch will be included in the Bermuda segment. Appropriate disclosures will be made in future filings to address the segment financial result fluctuations caused by the transfer.

The Company has also recently announced that another subsidiary, Everest National, has opened a regional office in California to better serve its western U.S. Insurance business. The additional office will not affect segment reporting.

Underwriting Operations

The following table presents the distribution of the Company’s gross written premiums by its U.S. Reinsurance, U.S. Insurance, Specialty Underwriting, International and Bermuda operations for the years ended December 31, 2003, 2002, 2001, 2000, and 1999, classified according to whether the premium is derived from property or casualty business and, for reinsurance business, whether it represents pro rata or excess of loss business:

	Gross Written Premiums by Operation

	Years Ended December 31,

(Dollars in millions)	2003		2002		2001		2000		1999

U.S. Reinsurance
Property
Pro Rata (1)	$357.8	7.8%	$148.7	5.2%	$62.9	3.4%	$60.2	4.3%	$48.6	4.3%
Excess	241.0	5.3	177.8	6.2	104.0	5.5	75.6	5.5	67.0	5.9
Casualty
Pro Rata (1)	625.7	13.7	219.2	7.7	191.2	10.2	151.1	10.9	152.9	13.4
Excess	527.8	11.5	348.9	12.3	252.3	13.5	194.7	14.1	222.1	19.5

Total (2)	1,752.3	38.3	894.6	31.4	610.4	32.6	481.6	34.8	490.6	43.0

U.S. Insurance
Property
Pro Rata (1)	42.9	0.9	6.5	0.2	6.2	0.3	9.3	0.7	3.8	0.3
Excess	--	0.0	--	0.0	--	0.0	--	0.0	--	0.0
Casualty
Pro Rata (1)	1,026.6	22.5	815.0	28.6	496.1	26.5	241.2	17.4	66.6	5.8
Excess	--	0.0	--	0.0	--	0.0	--	0.0	--	0.0

Total (2)	1,069.5	23.4	821.5	28.9	502.4	26.8	250.5	18.1	70.4	6.2

Specialty Underwriting
Property
Pro Rata (1)	396.7	8.7	397.5	14.0	356.3	19.0	274.0	19.8	213.6	18.7
Excess	64.3	1.4	43.8	1.5	35.0	1.9	19.3	1.4	19.7	1.7
Casualty
Pro Rata (1)	28.1	0.6	41.9	1.5	18.4	1.0	21.4	1.5	32.3	2.8
Excess	13.8	0.3	5.3	0.2	4.3	0.2	3.6	0.3	2.9	0.3

Total (2)	502.9	11.0	488.5	17.2	414.0	22.1	318.3	23.0	268.5	23.5

Total U.S.
Property
Pro Rata (1)	797.4	17.4	552.7	19.4	425.5	22.7	343.4	24.8	266.0	23.3
Excess	305.3	6.7	221.6	7.8	139.0	7.4	94.9	6.9	86.7	7.6
Casualty
Pro Rata (1)	1,680.4	36.8	1,076.1	37.8	705.8	37.6	413.8	29.9	251.8	22.1
Excess	541.6	11.8	354.2	12.4	256.7	13.7	198.3	14.3	225.1	19.7

Total (2)	3,324.7	72.7	2,204.6	77.4	1,526.8	81.4	1,050.4	75.9	829.5	72.7

International
Property
Pro Rata (1)	471.7	10.3	328.4	11.5	171.0	9.1	143.4	10.3	124.6	10.9
Excess	218.8	4.8	122.9	4.3	60.0	3.2	55.6	4.0	54.8	4.8
Casualty
Pro Rata (1)	172.8	3.8	35.3	1.2	54.3	2.9	78.4	5.7	84.4	7.4
Excess	101.0	2.2	54.3	1.9	37.5	2.0	46.2	3.3	48.5	4.3

Total (2)	964.3	21.1	540.9	19.0	322.8	17.2	323.6	23.4	312.3	27.4

Bermuda Operations
Property
Pro Rata (1)	86.8	1.9	37.1	1.3	6.2	0.3	--	0.0	--	0.0
Excess	139.3	3.0	36.0	1.3	0.6	0.0	--	0.0	--	0.0
Casualty
Pro Rata (1)	34.0	0.7	15.1	0.5	18.1	1.0	11.6	0.8	--	0.0
Excess	24.7	0.6	12.8	0.4	0.1	0.0	--	0.0	--	0.0

Total (2) (3)	284.8	6.2	101.0	3.5	25.0	1.3	11.6	0.8	--	0.0

Total Company
Property
Pro Rata (1)	1,355.9	29.6	918.2	32.3	602.6	32.1	486.8	35.1	390.6	34.2
Excess	663.4	14.5	380.5	13.4	199.6	10.6	150.5	10.9	141.4	12.4
Casualty
Pro Rata (1)	1,887.2	41.3	1,126.5	39.6	778.1	41.5	503.8	36.4	336.2	29.4
Excess	667.3	14.6	421.3	14.8	294.3	15.7	244.5	17.6	273.6	24.0

Total (2)	$4,573.8	100.0%	$2,846.5	100.0%	$1,874.6	100.0%	$1,385.6	100.0%	$1,141.8	100.0%

(1) For purposes of the presentation above, pro rata includes reinsurance attaching to the first dollar of loss incurred by the ceding company and insurance.
(2) Certain totals and subtotals may not reconcile due to rounding.
(3) Includes immaterial amounts of life and annuity premium.

U.S.     Reinsurance Operation. The Company’s U.S. Reinsurance operation writes property and casualty reinsurance, both treaty and facultative, through reinsurance brokers as well as directly with ceding companies within the U.S. The Company targets certain brokers and, through the broker market, specialty companies and small to medium sized standard lines companies. On a direct basis, the Company targets companies that place their business predominantly in the direct market, including small to medium sized regional ceding companies, and seeks to develop long-term relationships with those companies. In addition, the U.S. Reinsurance operation writes portions of reinsurance programs for larger, national insurance companies.

In 2003, $484.7 million of gross written premiums were attributable to U.S. treaty property business, of which 26.2% was written on an excess of loss basis and 73.8% was written on a pro rata basis. The Company’s property underwriters utilize sophisticated underwriting methods which management believes are necessary to analyze and price property business, particularly that segment of the property market which has catastrophe exposure.

U.S. treaty casualty business accounted for $959.3 million of gross written premiums in 2003, of which 34.8% was written on an excess of loss basis and 65.2% was written on a pro rata basis. The treaty casualty portfolio consists of professional liability, D&O liability, workers’ compensation, excess and surplus lines and other liability coverages. As a result of the complex technical nature of most of these risks, the Company’s casualty underwriters tend to specialize by line of business and work closely with the Company’s pricing actuaries.

The Company’s facultative unit conducts business both through brokers and directly with ceding companies, and consists of four underwriting units representing property, casualty, specialty and national brokerage lines of business. Business is written from a facultative headquarters office in New York and satellite offices in Chicago and Oakland. In 2003, $80.7 million, $167.2 million, $27.0 million and $33.4 million of gross written premiums were attributable to the property, casualty, specialty and national brokerage lines of business, respectively.

In 2003, 86.0% and 14.0% of the U.S. Reinsurance operation’s gross written premiums were written in the broker and direct reinsurance markets, respectively.

U.S.     Insurance Operation. In 2003, the Company’s U.S. Insurance operation wrote $1,069.5 million of gross premiums, of which 96.0% was casualty, predominantly workers’ compensation insurance, and 4.0% was property. Of the total business written, Everest National wrote $876.5 million and Everest Re wrote $13.8 million, with both principally targeting commercial property and casualty business written through general agency relationships with program administrators. Everest Indemnity wrote $152.8 million, principally targeting excess and surplus lines insurance business written through surplus lines brokers. Everest Security wrote $26.4 million, principally targeting non-standard auto business written through retail agency relationships. With respect to insurance written through general agents and surplus lines brokers, the Company supplements the initial underwriting process with periodic claims, underwriting and operational reviews and ongoing monitoring.

Specialty Underwriting Operation. The Company’s Specialty Underwriting operation writes A&H, marine, aviation and surety reinsurance. The A&H unit primarily focuses on health reinsurance of traditional indemnity plans, self-insured health plans, accident coverages and specialty medical plans. The marine and aviation unit focuses on ceding companies with a particular expertise in marine and aviation business. The marine and aviation business is written primarily through brokers and contains a significant international component written primarily in the London market. Surety business underwritten by the Company consists mainly of reinsurance of contract surety bonds.

Gross written premiums by the A&H unit in 2003 totaled $352.3 million, of which 39.3% was written through the broker market and 60.7% was written through the direct market.

Gross written premiums by the marine and aviation unit in 2003 totaled $75.1 million, substantially all of which was written on a treaty basis and 95.6% of which was sourced through reinsurance brokers. Marine treaties represented 44.2% of marine and aviation gross written premiums in 2003 and consisted mainly of hull and liability coverage. Approximately 27.1% of the marine unit premiums in 2003 were written on a pro rata basis and 72.9% as excess of loss. Aviation premiums accounted for 55.8% of marine and aviation gross written premiums in 2003 and included reinsurance for airlines and general aviation. Approximately 67.2% of the aviation unit’s premiums in 2003 were written on a pro rata basis and 32.8% as excess of loss.

In 2003, gross written premiums by the surety unit totaled $75.5 million. Approximately 79.9% of the surety unit premiums in 2003 were written on a pro rata basis and 20.1% on an excess of loss basis. Most of the portfolio is reinsurance of contract surety bonds written directly with ceding companies, with the remainder being credit reinsurance, mostly in international markets.

International Operation. The Company’s International operation is designed to enable it to capitalize on the growth opportunities in the international reinsurance markets. The Company targets several international markets, including: Europe and the London markets, which are serviced by a branch in London, (which has been sold to Bermuda Re subject to required regulatory approval); Canada, with a branch in Toronto; Asia, with a branch in Singapore; and Latin America, Africa and the Middle East, which business is serviced from Everest Re’s Miami and New Jersey offices. The Company also writes “home-foreign” business, which provides reinsurance on the international portfolios of U.S. insurers, from New Jersey. Approximately 71.6% of the gross written premiums by the Company’s international underwriters in 2003 represented property business, while 28.4% represented casualty business. As with its U.S. operations, the Company’s International operation focuses on financially sound companies that have strong management and underwriting discipline and expertise. Approximately 76.0% of the Company’s international business was written through brokers, with 24.0% written directly with ceding companies.

In 2003, the Company’s gross written premiums by its London branch totaled $443.5 million and consisted of pro rata property (32.3%), excess property (22.6%), pro rata casualty (31.9%) and excess casualty (13.2%). Substantially all of the London premiums consisted of treaty reinsurance.

Gross written premiums by the Company’s Canadian office totaled $141.4 million in 2003 and consisted of pro rata property (52.0%), excess property (19.8%), pro rata multi-line (4.1%) and excess casualty (24.1%). Approximately 75.2% of the Canadian premiums consisted of treaty reinsurance, while 24.8% was facultative reinsurance.

The Company’s Singapore branch covers the Asian markets and accounted for $44.9 million of gross written premiums in 2003. This business consisted of pro rata property (50.4%), excess property (36.4%), pro rata casualty (12.1%) and excess casualty (1.1%).

International business written out of Everest Re’s Miami and New Jersey offices accounted for $334.5 million of gross written premiums in 2003 and consisted of pro rata treaty property (69.4%), pro rata treaty casualty (6.0%), excess treaty property (13.7%), excess treaty casualty (2.2%) and excess facultative property and casualty (8.7%). Of this international business, 66.6% was sourced from Latin America, 22.3% was sourced from the Middle East, 8.9% was sourced from Africa and 2.2% was “home-foreign” business.

Bermuda Operation. The Company’s Bermuda operation writes property, casualty, life and annuity business through Bermuda Re. In 2003, the Bermuda operation continued to scale up and had gross property and casualty written premiums of $284.8 million, of which $145.6 million or 51.1% was facultative reinsurance or individual risk insurance and $139.2 million or 48.9% was treaty reinsurance.

Geographic Areas

The Company conducts its business in Bermuda, the U.S. and a number of foreign countries. For select financial information about geographic areas, see Note 18 of Notes to the Consolidated Financial Statements. Risks attendant to the foreign operations of the Company parallel those attendant to the U.S. operations of the Company, with the primary exception of foreign exchange risks. For more information about the risks, see ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Safe Harbor Disclosure”.

Underwriting Process

The Company offers ceding companies full service capability, including actuarial, claims, accounting and systems support, either directly or through the broker community. The Company’s capacity for both property and casualty risks allows it to underwrite entire contracts or major portions thereof that might otherwise need to be syndicated among several reinsurers. The Company’s strategy is to act as “lead” reinsurer in many of the reinsurance treaties it underwrites. The lead reinsurer on a treaty generally accepts one of the largest percentage shares of the treaty and is in a stronger position to negotiate price, terms and conditions than is a reinsurer that takes a smaller position. Management believes this strategy enables it to more effectively influence the terms and conditions of the treaties on which it participates. When the Company does not lead the treaty, it may still suggest changes to any aspect of the treaty. The Company may decline to participate in a treaty based upon its assessment of all relevant factors.

The Company’s treaty underwriting process emphasizes a team approach among the Company’s underwriters, actuaries and claim staff. Treaties are reviewed for compliance with the Company’s general underwriting standards and certain larger treaties are evaluated in part based upon actuarial analyses by the Company. The actuarial models used in such analyses are tailored in each case to the exposures and experience underlying the specific treaty and the loss experience for the risks covered by such treaties. The Company does not separately evaluate each of the individual risks assumed under its treaties. The Company does, however, generally evaluate the underwriting guidelines of its ceding companies to determine their adequacy prior to entering into a treaty. The Company, when appropriate, also conducts underwriting, operational and claim audits at the offices of ceding companies to ensure that the ceding companies operate within such guidelines. Underwriting audits focus on the quality of the underwriting staff, the selection and pricing of risks and the capability of monitoring price levels over time. Claim audits, when appropriate, are performed in order to evaluate the client’s claims handling abilities and practices.

The Company’s facultative underwriters operate within guidelines specifying acceptable types of risks, limits and maximum risk exposures. Specified classes of U.S. risks and large premium risks are referred to Everest Re’s New York facultative headquarters for specific review before premium quotations are given to clients. In addition, the Company’s guidelines require certain types of risks to be submitted for review because of their aggregate limits, complexity or volatility, regardless of premium amount on the underlying contract. Non-U.S. risks exhibiting similar characteristics are reviewed by senior managers within the involved operations.

The Company’s insurance operations principally write property and casualty coverages for homogeneous risks through select program managers. These programs are evaluated based upon actuarial analysis and the program manager’s capabilities. The Company’s rates, forms and underwriting guidelines are tailored to specific risk types. The Company’s underwriting, actuarial, claim and financial functions work closely with its program managers to establish appropriate underwriting and processing guidelines as well as appropriate monitoring mechanisms.

Risk Management and Retrocession Arrangements

The Company manages its risk of loss through a combination of aggregate exposure limits, underwriting guidelines that take into account risks, prices and coverage, and retrocessional arrangements.

The Company is exposed to multiple insured losses arising out of a single occurrence, whether a natural event, such as a hurricane or an earthquake, or other catastrophe, such as an explosion at a major factory. Any such catastrophic event could generate insured losses in one, several or many of the Company’s treaties or lines of business, including property and/or casualty exposures. The Company employs various techniques, including licensed software modeling, to assess its accumulated exposure. Such techniques are inherently more difficult to apply to non-property exposures. Accumulated exposures with respect to catastrophe losses are generally summarized in terms of the probable maximum loss (“PML”). The Company defines PML as its anticipated maximum loss, taking into account contract limits, caused by a single catastrophe affecting a broad contiguous geographic area, such as that caused by a hurricane or earthquake, of such a magnitude that it is expected to occur once in every 100 years.

Management believes that the Company’s greatest catastrophe exposure world wide from any single event is to a European windstorm where the Company estimates it has a pre-tax PML exposure of $430 million. The Company further estimates that its greatest pre-tax U.S. PML exposure, which relates to an earthquake affecting the west coast including workers’ compensation exposure is $404 million. The second largest U.S. exposure relates to a hurricane affecting the east coast with a PML of $302 million. There can be no assurance that the Company will not experience losses from one or more catastrophic events that exceed, perhaps by a substantial amount, its estimated PML.

The U.S. Terrorism Risk Insurance Act of 2002 was signed into law in November 2002. This legislation provides Federal reimbursement of 90% of insured losses, in excess of statutory retention levels, due to acts of terrorism carried out by foreign powers on U.S. soil or against U.S. air carriers, vessels or foreign missions. This coverage does not apply to reinsurance. Reinsurance contracts generally exclude losses arising from terrorist events, except where such coverage has been specifically included in the underwriting and pricing of the involved reinsurance. The Company does not believe that this legislation has had a significant impact on its operations.

Underwriting guidelines have been established for each business unit. These guidelines place dollar limits on the amount of business that can be written based on a variety of factors, including ceding company, line of business, geographical location and risk hazards. In each case, those guidelines permit limited exceptions, which must be authorized by the Company’s senior management.

The Company employs a retrocessional approach under which the Company may purchase reinsurance to cover specific business written or exposure accumulations or as a corporate level retrocessional program covering the potential accumulation or aggregation of exposures across some or all of the Company’s operations. All reinsurance purchasing decisions consider both the potential coverage and market conditions with respect to the pricing, terms, conditions and availability of such coverage, with the aim of securing cost-effective protection. The level of reinsurance coverage varies over time, reflecting the underwriter’s and/or Company’s view of the changing dynamics of both the underlying exposure and the reinsurance markets.

The Company does not typically purchase significant amounts of reinsurance to cover specific reinsurance business written, but it does from time to time purchase retrocessional protections where underwriting management deems it to be prudent and/or cost-effective to reinsure a portion of the specific risks being assumed. The Company purchased an excess property facultative retrocessional program in 2002 and 2001 as well as an excess workers’ compensation retrocessional program in 2001. In addition, the Company purchased an excess property catastrophe retrocessional program for losses incurred outside of the U.S. in 2002 and 2001. The 2002 program, which expired on June 5, 2003, was not renewed. The Company also participates in “common account” retrocessional arrangements for certain reinsurance treaties. Common account reinsurance arrangements are arrangements whereby the ceding company purchases reinsurance for the benefit of itself and its reinsurers on one or more of its reinsurance treaties. Common account retrocessional arrangements reduce the effect of individual or aggregate losses to all participating companies, including the ceding company, with respect to the involved treaties.

The Company typically considers the purchase of reinsurance to cover insurance programs written by the U.S. Insurance operation. Such consideration includes balancing the underlying exposures against the availability of cost-effective reinsurance protection. For policies incepting during or after November 1998, the Company purchased a workers’ compensation reinsurance program that provided for statutory limits coverage in excess of $75,000 of losses per occurrence on the Company’s workers’ compensation insurance business written prior to November 1, 2000. Effective November 2000, this primary workers’ compensation reinsurance program provided statutory limits coverage in excess of $250,000 of losses per occurrence for business written prior to December 31, 2001. The Company has not purchased such coverage for the period subsequent to December 31, 2001. In addition, for the twelve-month period commencing July 31, 2000, the Company purchased reinsurance for a specific program of business. The reinsurance, subject to certain aggregate limits, covered U.S. Longshore and Harbor Workers’ Compensation Act and state act workers’ compensation business for 100% of loss occurrences up to $100 million. Consistent with the $1 million limits of the underlying policies in the program, reinsurance for 100% of Maritime Employers Liability and Employers Liability was also provided. This program was not renewed after its 2001 expiration.

The Company also considers purchasing corporate level retrocessional protection covering the potential accumulation of exposures. Such consideration includes balancing the underlying exposures against the availability of cost-effective retrocessional protection. For years ended December 31, 1999, 2000 and 2001, the Company purchased accident year aggregate excess of loss retrocession coverage that provided up to $175.0 million of coverage for each year. These excess of loss policies provided coverage if Everest Re’s consolidated statutory basis accident year loss ratio exceeded a loss ratio attachment point for each year of coverage. The attachment point was net of inuring reinsurance and included adjustable premium provisions that effectively caused the Company to offset, on a pre-tax income basis, up to approximately 57% of such ceded losses. The maximum recovery for each year is $175.0 million before giving effect to the adjustable premium. As of December 31, 2003, the Company has ceded the maximum limits under all three contracts. The Company did not purchase similar coverage subsequent to December 31, 2001.

Although certain of the Company’s catastrophe and aggregate excess of loss retrocessions have terms which provide for additional premiums to be paid to the retrocessionaire in the event that losses are ceded, all aspects of the Company’s retrocessional program have been structured to permit these agreements to be accounted for as reinsurance under Statement of Financial Accounting Standards No. 113, “Accounting and Reporting for Reinsurance of Short Duration and Long Duration Contracts”.

If a single catastrophe were to occur that resulted in $430 million of gross losses and loss adjustment expenses (“LAE”) in 2004 (an amount equivalent to the Company’s PML), management estimates that the effect on the Company’s income would be approximately $430 million and $335 million before and after taxes, respectively. There can be no assurance that the Company will not experience one or more catastrophic events that could cause these estimates to be exceeded, perhaps by a substantial amount.

In connection with the Company’s acquisition of Mt. McKinley in September 2000, the Company had coverage under an aggregate excess of loss reinsurance agreement provided by Prudential Property and Casualty Insurance Company of Indiana (“Prupac”), a wholly-owned subsidiary of The Prudential. This agreement covers 80% or $160 million of the first $200 million of any adverse loss reserve development on the carried reserves of Mt. McKinley at the date of acquisition and reimburses the Company as such losses are paid by the Company. Cessions under this reinsurance were $81 million, $57 million and $22 million for the years ended December 31, 2003, 2002 and 2001, respectively, exhausting the limit available under the contract at December 31, 2003.

Also in connection with the Mt. McKinley acquisition, Prupac provided excess of loss reinsurance for 100% of the first $8.5 million of loss with respect to certain of Mt. McKinley’s retrocessions and potentially uncollectible reinsurance coverage. There were no cessions under this reinsurance during the years ended December 31, 2003 and 2002, maintaining the limit available under the contract at $2.4 million. There was $3.6 million of cessions under this reinsurance for the year ended December 31, 2001.

As of December 31, 2003, the Company carried as an asset $1,284.1 million in reinsurance receivables with respect to losses ceded. Of this amount, $494.5 million, or 38.5%, was receivable from subsidiaries of London Reinsurance Group (“London Life”), $160.0 million, or 12.5%, was receivable from Prupac and $145.0 million, or 11.3%, was receivable from Continental Insurance Company (“Continental”) and $96.7 million, or 7.5% was receivable from Tranatlantic Reinsurance Company. No other retrocessionaire accounted for more than 5% of the Company’s receivables. See ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition”.

The Company’s arrangements with both London Life and Continental are managed on a funds held basis, which means that the Company has not released premium payments to the retrocessionaire but rather retains such payments to secure obligations of the retrocessionaire, records them as a liability, credits interest on the balances and reduces the liability account as payments become due. As of December 31, 2003, such funds had reduced the Company’s net exposure to London Life to $204.9 million, effectively 100% of which has been secured by letters of credit, and its exposure to Continental to $53.3 million. Prupac’s obligations are guaranteed by The Prudential.

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

Mt. McKinley - Acquisition

The Company completed its acquisition of Gibraltar, subsequently renamed Mt. McKinley, in September 2000. In connection with the acquisition, the seller provided the reinsurance described above and the Company terminated certain relationships between Mt. McKinley and its former parent, The Prudential, and its affiliates. Mt. McKinley’s ongoing operations relate to servicing claims arising from (1) insurance written by Mt. McKinley or Everest Re prior to 1985, (2) reinsurance of insurance business and certain Everest Re reinsurance business written prior to 1991 which had previously been reinsured with third parties and commuted with those third parties into Mt. McKinley and (3) exposure to adverse loss reserve development on Everest Re’s reserves as of June 30, 1995, which exposure was assumed by Mt. McKinley at the time of the Company’s initial public offering. Effective September 19, 2000, Mt. McKinley and Bermuda Re entered into a loss portfolio transfer reinsurance agreement, whereby Mt. McKinley transferred, for what management believes to be arm’s-length consideration, all of its net insurance exposures and reserves to Bermuda Re.

Claims

Reinsurance claims are managed by the Company’s professional claims staff whose responsibilities include reviewing initial loss reports and coverage issues, monitoring claims handling activities of ceding companies, establishing and adjusting proper case reserves and approving payment of claims. In addition to claims assessment, processing and payment, the claims staff selectively conducts comprehensive claim audits of both specific claims and overall claim procedures at the offices of selected ceding companies. Insurance claims, except those relating to Mt. McKinley’s business, are generally handled by third party claims services providers who have limited authority and are subject to oversight by the Company’s professional claims staff.

The Company intensively manages its asbestos and environmental (“A&E”) exposures through dedicated, centrally managed claim staffs for Mt. McKinley and Everest Re. Both are staffed with experienced claim and legal professionals that specialize in the handling of such exposures. These units actively manage each individual insured and reinsured account, responding to claim developments with evaluations of the involved exposures and adjustment of reserves as appropriate. Specific or general claim developments that may have material implications for the Company are regularly communicated to senior management, actuarial, legal and financial areas. Meetings among these areas, claim management and senior management are held at least quarterly to review the Company’s overall reserve positions and make changes, if appropriate. The Company continually reviews its internal processing, communications and analytics, seeking to enhance the management of it’s A&E exposures, in particular in the context of changes in the landscape of asbestos claims and litigation.

Reserves for Unpaid Property and Casualty Losses and Loss Adjustment Expenses

Significant periods of time may elapse between the occurrence of an insured loss, the reporting of the loss to the insurer and the reinsurer and the payment of that loss by the insurer and subsequent payments to the insurer by the reinsurer. To recognize liabilities for unpaid losses and LAE, insurers and reinsurers establish reserves, which are balance sheet liabilities representing estimates of future amounts needed to pay reported and unreported claims and related expenses on losses that have already occurred. Actual losses and LAE paid may deviate, perhaps substantially, from such reserves. To the extent reserves prove to be insufficient to cover actual losses and LAE after taking into account available reinsurance coverage, the Company would have to augment such reserves and incur a charge to earnings, which could be material in the period such augmentation takes place. See ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Loss and LAE Reserves”.

While the reserving process is difficult and subjective for insurance companies, the inherent uncertainties of estimating such reserves are even greater for the reinsurer, due primarily to the longer time between the date of an occurrence and the reporting of any attendant claims to the reinsurer, the diversity of development patterns among different types of reinsurance treaties or facultative contracts, the necessary reliance on the ceding companies for information regarding reported claims and differing reserving practices among ceding companies. In addition, trends that have affected development of liabilities in the past may not necessarily occur or affect liability development to the same degree in the future. As a result, actual losses and LAE may deviate, perhaps substantially, from estimates of reserves reflected in the Company’s consolidated financial statements.

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

Changes in Historical Reserves

The following table shows changes in historical loss reserves for the Company for 1993 and subsequent years. The table is presented on a GAAP basis except that the Company’s loss reserves for its Canadian branch operations are presented in Canadian dollars, the impact of which is not material. The top line of the table shows the estimated reserves for unpaid losses and LAE recorded at each year end date. Each amount in the top line represents the estimated amount of future payments for losses and LAE on claims occurring in that year and in all prior years. The upper (paid) portion of the table presents the cumulative amounts paid through each subsequent year on those claims for which reserves were carried as of each specific year end. The lower (liability re-estimated) portion shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year. The reserve estimates change as more information becomes known about the actual claims for which the initial reserves were carried. The cumulative redundancy/deficiency line represents the cumulative change in estimates since the initial reserve was established. It is equal to the latest liability re-estimated amount less the initial reserve.

Each amount other than the original reserves in the top half of the table below includes the effects of all changes in amounts for prior periods. For example, if a loss settled in 1996 for $100,000 was first reserved in 1993 at $60,000 and remained unchanged until settlement, the $40,000 deficiency (actual loss minus original estimate) would be included in the cumulative redundancy (deficiency) in each of the years in the period 1993 through 1995 shown below. Conditions and trends that have affected development of liability in the past are not indicative of future developments. Accordingly, it is not appropriate to extrapolate future redundancies or deficiencies based on this table.

Ten Year GAAP Loss Development Table Presented Net of Reinsurance with Supplemental Gross Data (1) (2) (3)

	Years Ended December 31,

(Dollars in millions)	1993	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003

Reserves for unpaid
loss and LAE	$1,934.2	$2,104.2	$2,316.1	$2,551.6	$2,810.0	$2,953.5	$2,977.4	$3,364.9	$3,472.5	$3,895.8	$5,158.4
Paid (cumulative) as of:
One year later	403.5	359.5	270.4	331.2	450.8	484.3	673.4	718.1	892.7	902.6
Two years later	627.7	638.0	502.8	619.2	747.9	955.3	1,159.1	1,264.2	1,517.9
Three years later	820.5	828.0	682.0	813.7	1,101.5	1,295.5	1,548.3	1,637.5
Four years later	953.0	983.6	806.3	1,055.9	1,363.1	1,575.9	1,737.8
Five years later	1,071.5	1,143.4	990.9	1,253.0	1,592.5	1,693.3
Six years later	1,202.2	1,294.8	1,131.5	1,450.2	1,673.4
Seven years later	1,324.0	1,412.2	1,300.0	1,510.2
Eight years later	1,421.1	1,538.6	1,347.0
Nine years later	1,528.2	1,579.2
Ten years later	1,565.1
Liability re-estimated
as of:
One year later	2,008.5	2,120.8	2,286.5	2,548.4	2,836.2	2,918.1	2,985.2	3,364.9	3,612.6	4,152.7
Two years later	2,015.4	2,233.7	2,264.5	2,575.9	2,802.2	2,921.6	2,977.2	3,484.6	3,901.8
Three years later	2,119.0	2,271.2	2,285.1	2,546.0	2,794.7	2,910.3	3,070.5	3,688.6
Four years later	2,164.5	2,452.3	2,260.7	2,528.0	2,773.5	2,924.5	3,202.6
Five years later	2,344.9	2,381.7	2,254.5	2,515.7	2,765.2	3,002.2
Six years later	2,278.3	2,382.0	2,247.3	2,507.9	2,778.9
Seven years later	2,279.1	2,380.8	2,243.9	2,510.1
Eight years later	2,277.3	2,367.3	2,248.4
Nine years later	2,265.6	2,381.4
Ten years later	2,287.0
Cumulative (deficiency)/
redundancy	$(352.8)	$(277.2)	$67.7	$41.5	$31.1	$(48.7)	$(225.2)	$(323.7)	$(429.3)	$(256.9)

Gross liability-end of year	$2,576.0	$2,752.7	$3,017.0	$3,298.2	$3,498.7	$3,869.2	$3,705.2	$3,853.7	$4,356.0	$4,985.8	$6,424.7
Reinsurance receivable	641.8	648.5	700.9	746.6	688.7	915.7	727.8	488.8	883.5	1,090.0	1,266.3

Net liability-end of year	1,934.2	2,104.2	2,316.1	2,551.6	2,810.0	2,953.5	2,977.4	3,364.9	3,472.5	3,895.8	5,158.4

Gross re-estimated
liability at
at December 31, 2003	3,410.3	3,426.6	3,511.9	3,635.4	3,771.5	3,954.6	4,181.4	4,708.0	5,179.9	5,386.2
Re-estimated receivable
at December 31, 2003	1,123.3	1,045.2	1,263.6	1,125.3	992.6	952.4	978.8	1,019.4	1,278.1	1,233.5

Net re-estimated liability
at December 31, 2003	2,287.0	2,381.4	2,248.4	2,510.1	2,778.9	3,002.2	3,202.6	3,688.6	3,901.8	4,152.7

Gross cumulative
(deficiency)/redundancy	$(834.3)	$(673.9)	$(494.9)	$(337.2)	$(272.8)	$(85.4)	$(476.2)	$(854.3)	$(823.9)	$(400.4)

(1) Includes $480.9 million relating to Mt. McKinley at December 31, 2000, principally reflecting $491.1 million of Mt. McKinley reserves at the acquisition date.
(2) The Canadian Branch reserves are reflected in Canadian dollars.
(3) Some totals may not reconcile due to rounding.

The most recent five years on the above table reflect cumulative deficiencies, also referred to as adverse development, with the largest indicated deficiency in 2001. Three active classes of business are the principal contributors to those deficiencies: professional liability reinsurance, general casualty reinsurance and workers’ compensation insurance. In addition to these active business classes, there continues to be adverse experience on A&E reserves.

In the professional liability reinsurance class, the late 1990s and early 2000s saw a proliferation of claims relating to bankruptcies and other corporate, financial and/or management improprieties. This resulted in an increase in the frequency and severity of claims on the professional liability policies reinsured by the Company. In the general casualty area, the Company continues to experience claim frequency and severity greater than expected in the Company’s pricing and reserving assumptions, particularly for accident years 1998 through 2001. These losses reflect unfavorable trends in litigation and economic variability. With respect to both of these classes, another factor was the increasingly competitive conditions in insurance and reinsurance markets during this period. While the Company seeks to manage the impact of competitive condition changes on its results, it is generally unable to divorce itself entirely from the underlying industry cycles of its principal business. See ITEM 1, “Business – Competition”.

In the workers’ compensation insurance class, the majority of which was written in California, the Company has experienced adverse development primarily for accident years 2001 and 2002. As a result of significant growth in this book of business in a challenging business environment, the Company’s writings in this class were relatively more subject to variability than are some of its more established and/or stable lines of business. Although cumulative results through 2003 continue to be profitable for this book of business, there has been some deterioration in claim frequency and severity related to accident years 2001 and 2002, which the Company generally attributes to the growth of this portfolio of business.

With respect to active business classes, the Company actively manages the collection, auditing and analysis of loss data and factors the resulting information into both its reserving processes and its prospective underwriting and pricing activities on as timely a basis as possible.

For years 1994 and prior, management believes that two factors had the most significant impact on loss development. First, through the 1980s, a number of industry and external factors, such as the propensity of courts to award large damage awards in liability cases, combined to increase loss frequency and severity to unexpectedly high levels. Second, contracts written prior to 1986 contained coverage terms which, for the Company and the industry in general, have been interpreted by courts to provide coverage for A&E exposures not contemplated by either the pricing or the initial reserving of the contracts. Legal developments during the 1980s and continuing to date have necessitated additional reserving for such exposures on both a case basis and an incurred but not reported (“IBNR”) basis. These factors were the primary reasons for the cumulative adverse development on the 1994 and 1993 calendar year reserves. See ITEM 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Asbestos and Environmental Exposures”.

The change between 1994 and 1995 reflects the impact of a stop loss reinsurance agreement with Mt. McKinley, which was then a subsidiary of The Prudential. This stop loss agreement commenced in 1995 when The Prudential sold the stock of the Company in an initial public offering and hence recoveries under this coverage are attributed to the 1995 accident year. As a result of this agreement, reserve development arising from claims incurred prior to July 1, 1995 (January 1, 1995 as respects catastrophe losses) was ceded under the agreement with no impact on net development, except for a modest retention, when the adverse development reflected for accident year 1993 and prior is considered in the context of the mitigating favorable development attributed to the 1995 accident year. This coverage became an inter-affiliate reinsurance transaction with the acquisition of Mt. McKinley in 2000, which eliminated any subsequent impact on net reserve development.

Management believes that adequate provision has been made for the Company’s loss and LAE reserves. While there can be no assurance that reserves for and losses from these claims will not increase in the future, management believes that the Company’s existing reserves, reserving methodologies and retrocessional arrangements lessen the probability that any such increases would have a material adverse effect on the Company’s financial condition, results of operations or cash flows. These statements regarding the Company’s loss reserves are forward looking statements within the meaning of the U.S. federal securities laws and are intended to be covered by the safe harbor provisions contained therein. See ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Safe Harbor Disclosure”.

The following table is derived from the Ten Year GAAP Loss Development Table above and summarizes the effect of reserve re-estimates, net of reinsurance, on calendar year operations by accident year for the same ten year period ended December 31, 2003. Each column represents the amount of reserve re-estimates made in the indicated calendar year and shows the accident years to which the re-estimates are applicable. The amounts in the total accident year column on the far right represent the cumulative reserve re-estimates for the indicated accident years.

Effect of Reserve Re-estimates on Calendar Year Operations (1)

	Cumulative
	Calendar Year Ended December 31,										Re-estimates
											for each
(Dollars in millions)	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003	Accident year

Accident years
1993 & prior	$(74.3)	$(6.9)	$(103.6)	$(45.5)	$(180.4)	$66.5	$(0.8)	$1.8	$11.6	$(21.3)	$(352.8)
1994	(9.8)	(9.3)	8.0	(0.7)	4.1	0.4	(0.6)	1.9	7.3	1.3
1995	142.4	59.6	160.4	(46.2)	6.5	6.1	(10.2)	9.6	328.3
1996	(18.9)	(6.8)	5.5	11.8	5.0	4.5	2.2	3.3
1997	1.3	4.1	(10.4)	8.9	0.4	(11.5)	(7.2)
1998	1.4	(11.0)	(9.8)	(22.5)	(64.0)	(106.0)
1999	(4.3)	(3.3)	(79.1)	(54.4)	(141.2)
2000	(7.9)	(26.4)	(71.9)	(106.3)
2001	(20.4)	(85.2)	(105.6)
2002	32.3	32.3
Total calender
year effect	$(74.3)	$(16.7)	$29.6	$3.2	$(26.2)	$35.4	$(7.8)	$0.0	$(140.1)	$(256.9)	$(453.8)

(1) Some totals may not reconcile due to rounding.

The reserve development by accident year reflected in the above table was generally the result of the same factors discussed above that caused the deficiencies shown in the Ten Year GAAP Loss Development Table. Development in accident years 1993 and prior principally reflect the impact of A&E exposures discussed above. The favorable development experienced for the 1995 accident year is due to stop loss reinsurance provided to the Company at the time of its initial public offering, which, when established, was specifically intended to mitigate the impact of development on reserves at June 30, 1995. The adverse development experienced in the 1998 through 2001 accident years relates principally to casualty reinsurance, including professional liability classes and workers’ compensation insurance where, in retrospect, the Company’s initial estimates of losses were underestimated principally as the result of unanticipated variability in the underlying exposures.

The favorable development for accident year 2002 relates primarily to favorable experience with respect to property reinsurance business.

The Company’s loss reserving methodologies continuously monitor the emergence of loss and loss development trends, seeking, on a timely basis, to both adjust reserves for the impact of trend shifts and to factor the impact of such shifts into its underwriting and pricing on a prospective basis.

The following table presents a reconciliation of beginning and ending reserve balances for the years indicated on a GAAP basis:

Reconciliation of Reserves for Losses and LAE

	Years Ended December 31,

(Dollars in millions)	2003	2002	2001

Reserves at beginning of period	$4,905.6	$4,278.3	$3,786.2

Incurred related to:
Current year	2,343.3	1,489.3	1,209.5
Prior years	256.9	140.1	--

Total incurred losses	2,600.2	1,629.4	1,209.5
Paid related to:
Current year	414.5	314.5	393.9
Prior years	902.6	892.7	718.1

Total paid losses	1,317.1	1,207.2	1,112.0

Change in reinsurance receivables on unpaid losses and LAE	172.5	205.1	394.6

Reserves at end of period	$6,361.2	$4,905.6	$4,278.3

Prior year incurred losses were $256.9 million in 2003 and $140.1 million in 2002. Such losses were the result of the reserve development noted above, as well as inherent uncertainty in establishing loss and LAE reserves.

Reserves for Asbestos and Environmental Losses and Loss Adjustment Expenses

The Company’s reserves include an estimate of the Company’s ultimate liability for A&E claims for which ultimate value cannot be estimated using traditional reserving techniques. There are significant uncertainties in estimating the amount of the Company’s potential losses from A&E claims. See ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asbestos and Environmental Exposures” and Note 3 of Notes to Consolidated Financial Statements.

Mt.     McKinley’s book of direct A&E exposed insurance is relatively small and homogenous. The book is based, principally on excess liability policies; thus the claim/legal staff does not have to analyze exposure under many different policy forms, but rather can focus on a limited number of policies and policy forms. As a result of this focused structure, the Company believes that it is able to comprehensively analyze its exposures, allowing it to identify and analyze those claims on which it has unusual exposure, such as policies in which it may be exposed to pay expenses in addition to policy limits or non-products asbestos claims, for concentrated ongoing attention.

The Company aims to be actively engaged with every insured account posing significant potential asbestos exposure to Mt. McKinley. Such engagement can take the form of pursuing a final settlement, negotiation, litigation, or the monitoring of claim activity under Coverage in Place (“CIP”) agreements. CIP agreements generally condition an insurer’s payment upon the actual claim experience of the insured and may have annual payment caps or other measures to control the insurer’s payments. The Company’s Mt. McKinley operation is currently managing six CIP agreements, five of which were executed prior to the acquisition of Mt. McKinley in 2000. The Company’s preference with respect to coverage settlements is to execute settlements that call for a fixed schedule of payments, because such settlements eliminate future uncertainty.

The Company has significantly enhanced its classification of insureds by exposure characteristics, as well as its analysis by insured for those it considers to be more exposed or active. Those insureds identified as relatively less exposed or active are subject to less rigorous, but still active management, with an emphasis on monitoring those characteristics, which may indicate an increasing exposure or levels of activity. The Company continually focuses on further enhancement of the detailed estimation processes used to evaluate potential exposure of policyholders, including those that may not have reported significant A&E losses.

Everest Re’s book of assumed reinsurance is relatively concentrated within a modest number of A&E exposed relationships. Because the book of business is relatively concentrated and the Company has been managing the A&E exposures for many years, its claim staff is familiar with the ceding companies that have generated most of these liabilities in the past and which are therefore most likely to generate future liabilities. The Company’s claim staff has developed familiarity both with the nature of the business written by its ceding companies and the claims handling and reserving practices of those companies. This level of familiarity enhances the quality of the Company’s analysis of its exposure through those companies. As a result, the Company believes that it can identify those claims on which it has unusual exposure, such as non-products asbestos claims, for concentrated attention. However, in setting reserves for its reinsurance liabilities, the Company relies on claims data supplied by its ceding companies and brokers. This information is not always timely or accurate and can impact the accuracy and timeliness of ultimate loss projections.

The following table summarizes the composition of the Company’s total reserves for A&E losses, gross and net of reinsurance, for the years ended December 31, 2003, 2002 and 2001.

	Years Ended December 31,

(Dollars in millions)	2003	2002	2001

Case reserves reported by ceding companies	$123.1	$112.5	$107.1
Additional reserves established by the Company (assumed reinsurance)	109.1	55.5	59.5
Case reserves established by the Company	251.3	262.1	154.1
IBNR reserves	281.8	237.8	323.7

Gross reserves	765.3	667.9	644.4
Reinsurance receivable	(230.9)	(140.4)	(75.8)

Net reserves	$534.4	$527.5	$568.6

Additional losses, including those relating to latent injuries and other exposures, which are as yet unrecognized, the type or magnitude of which cannot be foreseen by either the Company or the industry, may emerge in the future. Such future emergence could have material adverse effects on the Company’s future financial condition, results of operations and cash flows.

Future Policy Benefit Reserves

Future policy benefit liabilities for annuities are reported at the accumulated fund balance of these contracts. Reserves for those liabilities include both mortality and morbidity provisions with respect to life and annuity claims, both reported and unreported. Actual experience in a particular period may be worse than assumed experience and, consequently, may adversely affect the Company’s operating results for the period. See Note 1F of Notes to Consolidated Financial Statements.

Investments

The Company’s overall financial strength and results of operations are, in part, dependent on the quality and performance of its investment portfolio. Net investment income and net realized capital gains (losses) on the Company’s invested assets constituted 8.9%, 11.8%, and 17.7% of the Company’s revenues for the years ended December 31, 2003, 2002 and 2001, respectively. The Company’s cash and invested assets totaled $9.3 billion at December 31, 2003, of which 91.8% were cash, short-term investments and investment-grade fixed maturities.

The Company’s current investment strategy seeks to maximize after-tax income, through a high quality, diversified, taxable bond and tax-preferenced fixed maturity portfolio, while maintaining an adequate level of liquidity. The Company’s mix of taxable and tax-preferenced investments is adjusted continuously, consistent with the Company’s current and projected operating results, market conditions and tax position. Additionally, the Company invests in equity securities, which it believes will enhance the risk-adjusted total return of the investment portfolio.

The board of directors of each of the Company’s operating subsidiaries is responsible for establishing investment policy and guidelines and, together with senior management, for overseeing their execution. The Company’s investment portfolio is in compliance with the insurance laws of the jurisdictions in which its subsidiaries are regulated. Generally, an independent investment advisor is utilized to manage the Company’s investment portfolio within the established guidelines and is required to report activities on a current basis and to meet with the Company periodically to review and discuss the portfolio structure, securities selection and performance results.

The Company’s investment guidelines include a general duration guideline of five to six years. The duration of an investment is based on the maturity of the security but also reflects the payment of interest and the possibility of early prepayment of such security. This investment duration guideline is established and periodically revised by management, which considers economic and business factors. An important factor considered by management is the Company’s average duration of potential liabilities, which, at December 31, 2003, is estimated at approximately five years based on the estimated payouts of underwriting liabilities using standard duration calculations.

The duration of the fixed income portfolio at December 31, 2003 was 4.2 years compared with the general guideline of five to six years. The Company made a decision to shorten the duration during the second half of 2003 by purchasing interest only strips of mortgaged-back securities (“interest only strips”). The interest only strips give the holder the right to receive interest payments at a stated coupon rate on an underlying pool of mortgages. The interest payments on the outstanding mortgages are guaranteed by entities generally rated AAA. The ultimate cash flow from these investments is primarily dependent upon the average life of the underlying mortgage pool. Generally, as market interest rates and more specifically market mortgage rates decline, mortgagees tend to refinance, which will decrease the average life of a mortgage pool and decrease expected cash flows. Conversely, as market interest rates and more specifically market mortgage rates rise, repayments will slow and the ultimate cash flows will tend to rise. Accordingly, the market value of these investments tends to increase as general interest rates rise and decline as general interest rates fall. These characteristics contribute to interest only strips generally having a significantly negative duration, estimated at (32) for the end of year portfolio. These movements are generally counter to the impact of interest rate movements on the Company’s other fixed income investments. The market value of interest only strips in the Company’s portfolio was $310.2 million at December 31, 2003.

Shortening the duration of the Company’s portfolio of fixed income securities makes the overall investment portfolio value less susceptible to valuation variability arising from movement in market interest rates. With interest rates near record lows, the Company decided to shorten the duration of its fixed income portfolio. The Company views this action as a temporary defensive measure to mitigate the potential adverse impact on bond market values, and accordingly shareholders’ equity, from increasing interest rates.

For each currency in which the Company has established substantial reserves, the Company seeks to maintain invested assets denominated in such currency in an amount approximately comparable to the estimated liabilities. Approximately 7.7% of the Company’s consolidated reserves for losses and LAE and unearned premiums represent estimated amounts payable in foreign currencies.

As of December 31, 2003, 97.3% of the Company’s total investments and cash were comprised of fixed maturity investments or cash and 94.1% of the Company’s fixed maturities consisted of investment grade securities. The average maturity of fixed maturities was 8.3 years at December 31, 2003, and their overall duration was 4.2 years. The overall duration excluding the impact of the interest only strips was 5.7 years. As of December 31, 2003, the Company did not have any investments in commercial real estate or direct commercial mortgages or any material holdings of derivative investments or securities of issuers that are experiencing cash flow difficulty to an extent that the Company’s management believes could threaten the issuer’s ability to meet debt service payments, except where other than temporary impairments have been recognized.

As of December 31, 2003, the Company’s common stock portfolio, which is comprised primarily of publicly traded equity index funds, had a market value of $147.9 million, comprising 1.6% of total investments and cash. The common stock portfolio is managed with a growth and value orientation.

The following table reflects investment results for the Company for each of the five years ended December 31:

				Pre-Tax
		Pre-Tax		Realized Net
	Average	Investment	Effective	Capital (Losses)
(Dollars in millions)	Investments (1)	Income (2)	Yield	Gains

2003	$7,772.6	$402.1	5.17%	$(38.0)
2002	6,064.8	350.6	5.78%	(50.0)
2001	5,374.9	340.4	6.33%	(22.3)
2000	4,824.0	301.5	6.25%	0.8
1999	4,219.4	253.0	6.00%	(16.8)

(1)Average of the beginning and ending carrying values of investments and cash, less net funds held, future policy benefit reserve, and non-interest bearing cash. Bonds, common stock and redeemable and non-redeemable preferred stocks are carried at market value.
(2) After investment expenses, excluding realized net capital gains (losses).

The following table summarizes fixed maturities as of December 31, 2003 and 2002:

Amortized	Unrealized	Unrealized	Market
(Dollars in millions)	Cost	Appreciation	Depreciation	Value

December 31, 2003:
U.S. Treasury securities and obligations of U.S.
government agencies and corporations	$245.3	$7	2	$2.4	$249.9
Obligations of states and political subdivisions	2,798.4	156.4	3.1	2,951.7
Corporate securities	2,875.9	171.6	23.0	3,024.5
Mortgage-backed securities	1,369.2	26.7	12.6	1,383.3
Foreign government securities	708.1	24.6	2.1	730.6
Foreign corporate securities	360.8	26.5	0.4	386.9

Total	$8,357.7	$412.8	$43.6	$8,726.9

December 31, 2002:
U.S. Treasury securities and obligations of U.S.
government agencies and corporations	$506.6	$10.1	$0.5	$516.2
Obligations of states and political subdivisions	2,520.6	144.6	2.6	2,662.6
Corporate securities	2,066.0	119.2	31.7	2,153.5
Mortgage-backed securities	839.5	43.0	1.1	881.4
Foreign government securities	312.7	25.2	--	337.9
Foreign corporate securities	215.4	14.3	1.4	228.3

Total	$6,460.8	$356.4	$37.3	$6,779.9

The following table presents the credit quality distribution of the Company’s fixed maturities as of December 31, 2003:

Rating Agency Credit Quality Distribution		Percentage of
(Dollars in millions)	Amount	Total

AAA	$4,612.6	52.9%
AA	756.9	8.7
A	1,672.9	19.2
BBB	1,171.6	13.4
BB	430.1	4.9
B	52.7	0.6
Other	30.0	0.3

Total (1)	$8,726.9	100.	0%

(1) Certain totals may not reconcile due to rounding.

The following table summarizes fixed maturities by contractual maturity as of December 31, 2003:

		Percent of
(Dollars in millions)	Amount	Total

Maturity category:
Less than one year	$98.5	1.1%
1-5 years	1,749.0	20.0
5-10 years	2,130.1	24.4
After 10 years	3,366.0	38.6

Subtotal	7,343.6	84.1
Mortgage-backed securities (1)	1,383.3	15.9

Total	$8,726.9	100.0%

(1) Mortgage-backed securities generally are more likely to be prepaid than other fixed maturities. Therefore, contractual maturities are are excluded from this table since they may not be indicative of actual maturities.

Ratings

The following table shows the financial strength ratings of the Company’s operating subsidiaries as reported by A.M. Best, Standard & Poor’s Rating Services (“Standard & Poor’s”) and Moody’s Investors Service, Inc. (“Moody’s”). These ratings are based upon factors of concern to policyholders and should not be considered an indication of the degree or lack of risk involved in an equity investment in an insurance company.

Operating Subsidiary	A.M. Best	Standard & Poor’s	Moody’s

Everest Re	A+ (Superior)	AA- (Very Strong)	Aa3 (Excellent)
Bermuda Re	A+ (Superior)	AA- (Very Strong)	Aa3 (Excellent)
Everest National	A+ (Superior)	AA- (Very Strong)	Not Rated
Everest Indemnity	A+ (Superior)	Not Rated	Not Rated
Everest Security	A+ (Superior)	Not Rated	Not Rated
Mt. McKinley	Not Rated	Not Rated	Not Rated
Everest International	Not Rated	Not Rated	Not Rated

A.M. Best states that the “A+” (“Superior”) rating is assigned to those companies which, in its opinion, have a superior ability to meet their ongoing obligations to policyholders based on A.M. Best’s comprehensive quantitative and qualitative evaluation of a company’s balance sheet strength, operating performance and business profile. The “A+” (“Superior”) rating is the second highest of fifteen ratings assigned by A.M. Best, which range from “A++” (“Superior”) to “F” (“In Liquidation”). Additionally, A.M. Best has five classifications within the “Not Rated” category. Standard & Poor’s states that the “AA-” rating is assigned to those insurance companies which, in its opinion, have very strong financial security characteristics with respect to their ability to pay under its insurance policies and contracts in accordance with their terms. The “AA-” rating is the fourth highest of nineteen ratings assigned by Standard & Poor’s, which range from “AAA” to “R”. Ratings from AA to CCC may be modified by the use of a plus or minus sign to show relative standing of the insurer within those rating categories. Moody’s states that insurance companies rated “Aa” offer excellent financial security. Together with the Aaa rated companies, Aa rated companies constitute what are generally known as high-grade companies, with Aa rated companies generally having somewhat larger long-term risks. Moody’s rating gradations are shown through the use of nine distinct symbols, each symbol representing a group of ratings in which the financial security is broadly the same. The “Aa3” (Excellent) rating is the fourth highest of ratings assigned by Moody’s, which range from “Aaa” (Exceptional) to “C” (Lowest). Moody’s appends numerical modifiers 1,2 and 3 to each generic rating classification from Aa through Caa. Numeric modifiers are used to refer to the ranking within a group – with 1 being the highest and 3 being the lowest.

Subsidiaries other than Everest Re and Bermuda Re may not be rated by some or any rating agencies because such ratings are not considered essential by the individual subsidiary’s customers or because of the limited nature of the subsidiary’s operations. In particular, Mt. McKinley is not rated because it is in run-off status. Everest International has had limited business activity through 2003. If it becomes more active, the establishment of a rating will be considered.

The following table shows the debt ratings by A.M. Best, Standard & Poor’s and Moody’s of the Holdings’ senior notes due March 15, 2005, Holdings’ senior notes due March 15, 2010 and Capital Trust’s trust preferred securities due November 15, 2032, all of which are considered investment grade. Debt ratings are a current assessment of the credit worthiness of an obligor with respect to a specific obligation.

	A.M. Best	Standard & Poor’s	Moody’s

Senior Notes	a	A-	A3
Trust Preferred Securities	a-	BBB	Baa1

A debt rating of “a” or “a-” is assigned by A.M. Best where the issuer, in A.M. Best’s opinion, has a strong ability to meet the terms of the obligation. The “a” and “a-” ratings are the sixth and seventh highest of 19 ratings assigned by A.M. Best, which range from “aaa” to “ccc”. A debt rating of “A-” is assigned by Standard & Poor’s where the obligor has a strong capacity to meet its financial commitment on the obligation, although it is somewhat more susceptible to the adverse effects of changes in circumstances and economic conditions than obligations in higher rated categories. Standard & Poor’s assigns a debt rating of “BBB” to issues that exhibit adequate protection parameters although adverse economic conditions or changing circumstances are more likely to lead to a weakened capacity of the obligor to meet its financial commitment on the obligation. The “A-” and “BBB” ratings from Standard & Poor’s are the seventh and ninth highest of 24 ratings assigned by Standard & Poor’s, which range from “AAA” to “D”. According to Moody’s, a debt rating of “A3” is assigned to issues that are considered upper-medium-grade obligations and subject to low credit risk. Obligations rated “Baa1” are subject to moderate credit risk and are considered medium-grade and as such may possess certain speculative characteristics. The “A3” and “Baa1” ratings are the seventh and eighth highest of 21 ratings assigned by Moody’s, which range from “AAA” to “C”.

All of the above-mentioned ratings are continually monitored and revised, if necessary, by each of the rating agencies.

The Company believes that its ratings, in general, are important to its operations because they provide the Company’s customers and investors with an independent assessment of the Company’s underlying financial strength using a scale that provides for relative comparisons.

Competition

The worldwide reinsurance and insurance businesses are highly competitive, yet cyclical by product and market. Competition with respect to the types of reinsurance and insurance business in which the Company is engaged is based on many factors, including the perceived overall financial strength of the reinsurer or insurer, A.M. Best’s and/or Standard & Poor’s rating of the reinsurer or insurer, underwriting expertise, the jurisdictions where the reinsurer or insurer is licensed or otherwise authorized, capacity and coverages offered, premiums charged, other terms and conditions of the reinsurance and insurance business offered, services offered, speed of claims payment and reputation and experience in lines written. The Company competes in the U.S., Bermuda and international reinsurance and insurance markets with numerous international and domestic reinsurance and insurance companies. The Company’s competitors include independent reinsurance and insurance companies, subsidiaries or affiliates of established worldwide insurance companies, reinsurance departments of certain insurance companies and domestic and international underwriting operations, including underwriting syndicates at Lloyd’s. Some of these competitors have greater financial resources than the Company and have established long-term and continuing business relationships throughout the industry, which can be a significant competitive advantage. In addition, the potential for securitization of reinsurance and insurance risks through capital markets provides an additional source of potential reinsurance and insurance capacity and competition.

In 2003, the improving market trends established in 2000 and 2001 have continued, generally sustaining upward pressure on pricing, continued constriction of terms, conditions and coverages and constrained capacity. There are signs that pressures for incremental firming have abated for property classes, but these are partially offset by signs that pressures for incremental firming continue for casualty classes in general. More broadly, the industry remains exposed to fundamental issues that negatively impacted its aggregate capacity in 2002, including weak investment market conditions and adverse loss emergence, both of which have continued to depress the industry’s aggregate financial performance and affect perceptions of the financial strength of industry participants. These factors suggest that the current favorable market conditions are likely to persist until further corrective actions, possibly combined with improving investment market conditions, restore more normal competitive conditions.

These current trends reflect a clear reversal of the general trend from 1987 through 1999 which were characterized by increasingly competitive global market conditions across most lines of business, as reflected by decreasing prices and broadening contract terms. The earlier trend resulted from a number of factors, including the emergence of significant reinsurance capacity in Bermuda, changes in the Lloyd’s market, consolidation and increased capital levels in the insurance and reinsurance industries, as well as the emergence of new reinsurance and financial products addressing traditional exposures in alternative fashions. Many of these factors continue to operate and may take on additional importance as the result of the firming market conditions that have emerged.

The terrorist attacks on September 11, 2001 (the “September 11 attacks”) solidified and amplified the trend reversal that began in 2000. These attacks resulted in losses which reduced industry capacity and were of sufficient magnitude to cause most companies to reassess their capital position, tolerance for risk, exposure control mechanisms and the pricing terms and conditions at which they are willing to take on risk. The gradual and variable improving trend that had been apparent through 2000 and earlier in 2001 firmed significantly after the September 11 attacks. This firming generally took the form of immediate and significant upward pressure on prices, more restrictive terms and conditions and a reduction of coverage limits and capacity availability. Such pressures were widespread, with variability depending on the product and markets involved, but mainly depending on the characteristics of the underlying risk exposures. The magnitude of the changes was sufficient to create temporary disequilibrium in some markets as individual buyers and sellers adapted to changes in both their internal and market dynamics.

Through 2002 reinsurance and insurance markets generally continued to firm, reflecting the continuing implications of losses arising from the September 11 attacks as well as aggregate company reactions to broad and growing recognition that competition in the late 1990s reached extremes in many classes and markets, which ultimately led to inadequate pricing and overly broad terms, conditions and coverages. The effect of these extremes, which had become apparent through excessive loss emergence, varied widely by company depending on product offerings, markets accessed, underwriting and operating practices, competitive strategies and business volumes. Across all market participants, however, the aggregate general effect was impaired financial results and erosion of the industry capital base. Coupled with deteriorating investment market conditions and results, and renewed concerns regarding longer term industry specific issues, including asbestos exposure and sub-par capital returns, these financial impacts introduced substantial, and in some cases extreme, pressure for the initiation and/or strengthening of corrective action by individual market participants. These pressures, aggregating across industry participants, resulted in firming prices, more restrictive terms and conditions, tightened coverage availability across most classes and markets and increasing concern with respect to the financial security of insurance and reinsurance providers, impacts which set the stage for the 2003 trends discussed above.

The Company is generally encouraged by recent industry developments, which have operated to its advantage, and more broadly, by continued favorable current market conditions. However, the Company cannot predict with any reasonable certainty whether and to what extent these conditions will persist.

Employees

As of March 1, 2004, the Company employed 577 persons. Management believes that its employee relations are good. None of the Company’s employees are subject to collective bargaining agreements, and the Company is not aware of any current efforts to implement such agreements.

Regulatory Matters

The Company and its insurance subsidiaries are subject to regulation under the insurance statutes of the various jurisdictions in which they conduct business, including essentially all states of the U.S., Canada, Singapore, the United Kingdom and Bermuda. These regulations vary from jurisdiction to jurisdiction and are generally designed to protect ceding insurance companies and policyholders by regulating the Company’s conduct of business, financial integrity and ability to meet its obligations relating to its business transactions and operations. Many of these regulations require reporting of information designed to allow insurance regulators to closely monitor the Company’s performance.

Insurance Holding Company Regulation. Under applicable U.S. laws and regulations, no person, corporation or other entity may acquire a controlling interest in the Company, unless such person, corporation or entity has obtained the prior approval for such acquisition from the Insurance Commissioners of Delaware and the other states in which the Company’s insurance subsidiaries are domiciled or deemed domiciled, currently Arizona, California and Georgia. Under these laws, “control” is presumed when any person acquires, directly or indirectly, 10% or more of the voting securities of an insurance company. To obtain the approval of any change in control, the proposed acquirer must file an application with the relevant insurance commissioner disclosing, among other things, the background of the acquirer and that of its directors and officers, the acquirer’s financial condition and its proposed changes in the management and operations of the insurance company. U.S. state regulators also require prior notice or regulatory approval of material inter-affiliate transactions within the holding company structure. See “Dividends”.

The Insurance Companies Act of Canada also requires prior approval by the Minister of Finance of anyone acquiring a significant interest in an insurance company authorized to do business in Canada. In addition, the Company is subject to regulation by the insurance regulators of other states and foreign jurisdictions in which it is authorized to do business. Certain of these states and foreign jurisdictions impose regulations regulating the ability of any person to acquire control of an insurance company authorized to do business in that jurisdiction without appropriate regulatory approval similar to those described above.

Dividends.     Under Bermuda law, Group is prohibited from declaring or paying a dividend if such payment would reduce the realizable value of its assets to an amount less than the aggregate value of its liabilities and its issued share capital and share premium (additional paid-in capital) accounts. Group’s ability to pay dividends and its operating expenses is partially dependent upon dividends from its subsidiaries. The payment of dividends by insurance subsidiaries is limited under Bermuda law as well as the laws of the various U.S. states in which Group’s insurance and reinsurance subsidiaries are domiciled or deemed domiciled. The limitations are generally based upon net income and compliance with applicable policyholders’ surplus or minimum solvency margin and liquidity ratio requirements as determined in accordance with the relevant statutory accounting practices. As Holdings has outstanding debt obligations, it is dependent upon dividends and other permissible payments from its operating subsidiaries to enable it to meet its debt and operating expense obligations and to pay dividends to Group.

Under Bermuda law, Bermuda Re is unable to declare or make payment of a dividend if it fails to meet its minimum solvency margin or minimum liquidity ratio. As a long-term insurer, Bermuda Re is also unable to declare or pay a dividend to anyone who is not a policyholder unless, after payment of the dividend, the value of the assets in its long-term business fund, as certified by its approved actuary, exceeds its liabilities for long-term business by at least the $250,000 minimum solvency margin. Prior approval of the Bermuda Monetary Authority is required if Bermuda Re’s dividend payments would reduce its prior year end total statutory capital by 15.0% or more. At December 31, 2003, Bermuda Re and Everest International met their solvency and liquidity requirements by a significant margin.

The payment of dividends to Holdings by Everest Re is subject to limitations imposed by Delaware law. Generally, Everest Re may only pay dividends out of its statutory earned surplus, which was $1,139.0 million at December 31, 2003, and only after it has given 10 days prior notice to the Delaware Insurance Commissioner. During this 10-day period, the Commissioner may, by order, limit or disallow the payment of ordinary dividends if the Commissioner finds the insurer to be presently or potentially in financial distress. Further, the maximum amount of dividends that may be paid without the prior approval of the Delaware Insurance Commissioner in any twelve month period is the greater of (1) 10% of an insurer’s statutory surplus as of the end of the prior calendar year or (2) the insurer’s statutory net income, not including realized capital gains, for the prior calendar year. Under this definition, the maximum amount that will be available for the payment of dividends by Everest Re in 2004 without triggering the requirement for prior approval of regulatory authorities in connection with a dividend is $171.6 million.

Insurance Regulation. Neither Bermuda Re nor Everest International are admitted to do business in any jurisdiction in the U.S. Both conduct their insurance business from their offices in Bermuda. In Bermuda, Bermuda Re and Everest International are regulated by the Insurance Act 1978 (as amended) and related regulations (the “Act”). The Act establishes solvency and liquidity standards, auditing and reporting requirements and subjects Bermuda Re and Everest International to the supervision, investigation and intervention powers of the Bermuda Monetary Authority. Under the Act, Bermuda Re and Everest International, as Class 4 insurers, are each required to maintain a principal office in Bermuda, to maintain a minimum of $100 million in statutory capital and surplus, to have an independent auditor approved by the Bermuda Monetary Authority conduct an annual audit and report on their respective statutory financial statements and filings and to have an appointed loss reserve specialist (also approved by the Bermuda Monetary Authority) review and report on their respective loss reserves annually.

Bermuda Re is also registered under the Act as a long-term insurer and is thereby authorized to write life and annuity business. As a long-term insurer, Bermuda Re is required to maintain $250,000 in statutory capital separate from its Class 4 minimum statutory capital and surplus, to maintain a long-term business fund, to separately account for this business and to have an approved actuary prepare a certificate concerning its long-term business assets and liabilities to be filed annually.

U.S.     domestic property and casualty insurers, including reinsurers, are subject to regulation by their state of domicile and by those states in which they are licensed. The regulation of reinsurers is typically related to the reinsurer’s financial condition, investments, management and operation. The rates and policy terms of reinsurance agreements are generally not subject to direct regulation by any governmental authority.

The operations of Everest Re’s foreign branch offices in Canada, Singapore and the United Kingdom are subject to regulation by the insurance regulatory officials of those jurisdictions. Management believes that the Company is in material compliance with applicable laws and regulations pertaining to its business and operations. By March 31, 2004, it is anticipated that Bermuda Re will have obtained permission to effect and carry out contracts of reinsurance in the United Kingdom pursuant to Part IV of the Financial Services and Markets Act of 2000 and that Everest Re will complete the transfer of its United Kingdom operations to Bermuda Re. Through this transaction, Bermuda Re’s operations in the United Kingdom will become subject to regulation by the Financial Services Authority (the “FSA”). The FSA imposes solvency, capital adequacy, audit, financial reporting and other regulatory requirements on insurers transacting business in the United Kingdom. Bermuda Re presently meets or exceeds all of the FSA’s solvency and capital requirements.

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

Everest Re is licensed as a property and casualty reinsurer in Canada. It is also authorized to conduct reinsurance business in the United Kingdom and Singapore. Everest Re can also write reinsurance in other foreign countries. Because some jurisdictions require a reinsurer to register in order to be an acceptable market for local insurers, Everest Re is registered as a foreign insurer and/or reinsurer in the following countries: Argentina, Bolivia, Chile, Colombia, Ecuador, El Salvador, Guatemala, Mexico, Peru, Venezuela and the Philippines. Everest National is licensed in 47 states and the District of Columbia. Everest Indemnity is licensed in Delaware and is eligible to write insurance on a surplus lines basis in 49 states, the District of Columbia and Puerto Rico. Everest Security is licensed in Georgia and Alabama. Mt. McKinley is licensed in Delaware and California. Bermuda Re and Everest International are registered as Class 4 insurers in Bermuda. Bermuda Re is also registered as a long-term insurer in Bermuda.

Periodic Examinations. Everest Re, Everest National, Everest Indemnity, Everest Security and Mt. McKinley are subject to periodic financial examination (usually every 3 years) of their affairs by the insurance departments of the states in which they are licensed, authorized or accredited. Everest Re’s, Everest Security’s, Everest Indemnity’s and Mt. McKinley’s last examination reports were as of December 31, 2000, while Everest National’s last examination was as of December 31, 2001. None of these reports contained any material findings or recommendations. In addition, U.S. insurance companies are subject to examinations by the various state insurance departments where they are licensed concerning compliance with applicable conduct of business regulations.

NAIC Risk-Based Capital Requirements. The U.S. National Association of Insurance Commissioners (“NAIC”) employs a formula to measure the amount of capital appropriate for a property and casualty insurance company to support its overall business operations in light of its size and risk profile. The major categories of a company’s risk profile are its asset risk, credit risk, and underwriting risk. The standards are an effort by the NAIC to prevent insolvencies, to ward off other financial difficulties of insurance companies and to establish uniform regulatory standards among state insurance departments.

Under the approved formula, a company’s statutory surplus is compared to its risk based capital (“RBC”). If this ratio is above a minimum threshold, no action is necessary. Below this threshold are four distinct action levels at which a regulator can intervene with increasing degrees of authority over a domestic insurer as the ratio of surplus to RBC decreases. The mildest intervention requires the company to submit a plan of appropriate corrective actions. The most severe action requires the company to be rehabilitated or liquidated.

Based on their financial positions at December 31, 2003, Everest Re, Everest National, Everest Indemnity and Everest Security exceed the minimum thresholds. Since Mt. McKinley ceased writing new and renewal insurance in 1985, its domiciliary regulator, Delaware, has exempted Mt. McKinley from complying with RBC requirements. Various proposals to change the RBC formula arise from time to time. The Company is unable to predict whether any such proposal will be adopted, the form in which any such proposals would be adopted or the effect, if any, the adoption of any such proposal or change in the RBC calculations would have on the Company.

Codification of Statutory Accounting Principles. The NAIC has published a codification of statutory accounting principles, which has been adopted by the states of domicile of the Company’s U.S. operating subsidiaries with an effective date of January 1, 2001. On January 1, 2001, significant changes to the statutory basis of accounting became effective. The cumulative effect of these changes in 2001 was a $57.1 million increase to Everest Re’s statutory surplus.

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

United States. Group’s U.S. subsidiaries conduct business in and are subject to taxation in the U.S. Non-U.S. branches of U.S. subsidiaries are subject to local taxation in the jurisdictions in which they operate. Should the U.S. subsidiaries distribute current or accumulated earnings and profits in the form of dividends or otherwise to Group, the Company would be subject to withholding taxes. Group and its Bermuda subsidiaries believe that they have operated and will continue to operate their businesses in a manner that will not cause them to generate income treated as effectively connected with the conduct of a trade or business within the U.S. On this basis, Group does not expect that it and its Bermuda subsidiaries will be required to pay U.S. corporate income taxes other than withholding taxes on certain investment income and premium excise taxes. If Group or its Bermuda subsidiaries were subject to U.S. income tax; there could be a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Available Information

The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments to those reports are available free of charge through the Company’s internet website at http://www.everestre.com as soon as reasonably practicable after such reports are electronically filed with the Securities and Exchange Commission (the “SEC”).

ITEM 2. Properties

Everest Re’s corporate offices are located in approximately 115,000 square feet of leased office space in Liberty Corner, New Jersey. Bermuda Re’s corporate offices are located in approximately 3,600 total square feet of leased office space in Hamilton, Bermuda. The Company’s other twelve locations occupy a total of approximately 59,000 square feet, all of which are leased. Management believes that the above-described office space is adequate for its current and anticipated needs.

ITEM 3. Legal Proceedings

The Company does not believe that there are any material pending legal proceedings to which it or any of its subsidiaries is a party or of which any of their property is the subject.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5. Market for Registrant’s Common Equity and Related Shareholder Matters

Market Information

The common shares of Group trade on the New York Stock Exchange under the symbol, “RE”. Quarterly high and low market prices of the Company’s common shares in 2003 and 2002 were as follows:

	High	Low

First Quarter 2003:	57.4200	48.1400
Second Quarter 2003:	78.0700	57.3500
Third Quarter 2003:	77.8700	71.7400
Fourth Quarter 2003:	84.6000	76.5100

First Quarter 2002:	75.0000	66.0000
Second Quarter 2002:	71.7000	55.9400
Third Quarter 2002:	57.9700	43.2500
Fourth Quarter 2002:	62.4900	52.1800

Number of Holders of Common Shares

The number of record holders of common shares as of March 1, 2004 was 79. That number excludes the beneficial owners of shares held in “street” name or held through participants in depositories, such as The Depository Trust Company.

Dividend History and Restrictions

In 1995, the Board of Directors of Holdings established a policy of declaring regular quarterly cash dividends and has paid a regular quarterly dividend in each quarter since the fourth quarter of 1995. The Company declared and paid its regular quarterly cash dividend of $0.08 per share for each quarter of 2002 and $0.09 per share for each quarter of 2003. A committee of the Company’s Board of Directors declared a dividend of $0.10 per share, payable on or before March 19, 2004 to shareholders of record on March 1, 2004.

The declaration and payment of future dividends, if any, by the Company will be at the discretion of the Board of Directors and will depend upon many factors, including the Company’s earnings, financial condition, business needs and growth objectives, capital and surplus requirements of its operating subsidiaries, regulatory restrictions, rating agency considerations and other factors. As an insurance holding company, the Company is partially dependent on dividends and other permitted payments from its subsidiaries to pay cash dividends to its stockholders. The payment of dividends to Group by Holdings and to Holdings by Everest Re is subject to Delaware regulatory restrictions and the payment of dividends to Group by Bermuda Re will be subject to Bermuda insurance regulatory restrictions. See “Regulatory Matters – Dividends” and Note 14A of Notes to Consolidated Financial Statements.

Recent Sales of Unregistered Securities

None.

ITEM 6. Selected Financial Data

The following selected consolidated GAAP financial data of the Company as of and for the years ended December 31, 2003, 2002, 2001, 2000 and 1999 were derived from the consolidated financial statements of the Company, which were audited by PricewaterhouseCoopers LLP. The following financial data should be read in conjunction with the Consolidated Financial Statements and accompanying notes.

Years Ended December 31,

(Dollars in millions, except per share amounts)	2003	2002	2001	2000	1999

Operating data:
Gross premiums written	$ 4,573.8	$ 2,846.5	$ 1,874.6	$ 1,385.6	$ 1,141.8
Net premiums written	4,315.4	2,637.6	1,560.1	1,218.9	1,095.6
Net premiums earned	3,737.9	2,273.7	1,467.5	1,174.2	1,071.5
Net investment income	402.1	350.6	340.4	301.5	253.0
Net realized capital (losses) gains	(38.0)	(50.0)	(22.3)	0.8	(16.8)
Losses and LAE incurred
(including catastrophes)	2,600.2	1,629.4	1,209.5	884.6	771.6
Total catastrophe losses (1)	36.8	30.2	222.6	13.9	45.9
Commission, brokerage, taxes and fees	863.9	551.8	396.8	272.4	286.0
Other underwriting expenses	94.6	69.9	58.9	51.6	48.3
Interest expense	40.3	42.4	46.0	39.4	1.5
Distributions related to trust preferred securities	16.5	2.1	--	--	--
Income before taxes	491.2	262.0	90.3	231.7	196.6
Income tax expense (benefit)	65.2	30.7	(8.7)	45.4	38.5
Net income (2)	$ 426.0	$ 231.3	$ 99.0	$ 186.4	$ 158.1

Net income per basic share (3)	$ 7.89	$ 4.60	$ 2.14	$ 4.06	$ 3.26

Net income per diluted share (4)	$ 7.74	$ 4.52	$ 2.10	$ 4.02	$ 3.25

Dividends paid per share	$ 0.36	$ 0.32	$ 0.28	$ 0.24	$ 0.24

Certain GAAP financial ratios: (5)
Loss and LAE ratio	69.6%	71.7%	82.4%	75.3%	72.0%
Underwriting expense ratio	25.6	27.3	31.1	27.6	31.5

Combined ratio (2)	95.2%	99.0%	113.5%	102.9%	103.5%

Balance sheet data (at end of period):
Total investments and cash	$ 9,314.8	$ 7,259.1	$ 5,783.5	$ 5,493.0	$ 4,139.2
Total assets	12,683.0	9,864.6	7,796.2	7,013.1	5,704.3
Loss and LAE reserves	6,361.2	4,905.6	4,278.3	3,786.2	3,647.0
Total debt	519.1	518.9	553.8	683.6	59.0
Trust preferred securities	210.0	210.0	--	--	--
Total liabilities	9,518.1	7,496.0	6,075.6	5,429.7	4,376.8
Shareholders' equity	3,164.9	2,368.6	1,720.5	1,583.4	1,327.5
Book value per share (6)	56.8	46.6	37.2	34.4	28.6

(1) Catastrophe losses are net of reinsurance. A catastrophe is defined, for purposes of the Selected Consolidated Financial Data, as an event that causes a pre-tax loss on property       exposures before reinsurance of at least $5.0 million and has an event date of January 1, 1988 or later
(2) Some amounts may not reconcile due to rounding.
(3) Based on weighted average basic shares outstanding of 54.0 million, 50.3 million, 46.2 million, 45.9 million and 48.5 million for 2003, 2002, 2001, 2000 and 1999, respectively.       for 2003, 2002, 2001, 2000 and 1999, respectively.
(4) Based on weighted average diluted shares outstanding of 55.0 million, 51.1 million, 47.1 million, 46.4 million and 48.7 million for 2003, 2002, 2001, 2000 and 1999, respectively.
(5) Loss ratio is the GAAP losses and LAE incurred as a percentage of GAAP net premiums earned. Underwriting expense ratio is the GAAP commissions, brokerage, taxes, fees and       general expenses as a percentage of GAAP net premiums earned. Combined ratio is the sum of the loss ratio and underwriting expense ratio.
(6) Based on 55.7 million, 50.9 million, 46.3 million, 46.0 million and 46.5 million shares outstanding for December 31, 2003, 2002, 2001, 2000 and 1999, respectively.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the results of operations and financial condition of the Company. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and accompanying notes thereto presented under ITEM 8.

Restructuring

On February 24, 2000, a corporate restructuring was completed and Group became the new parent holding company of Holdings, which remains the holding company for Group’s U.S. operations.

Acquisitions

On September 19, 2000, Holdings completed the acquisition of all of the issued and outstanding capital stock of Gibraltar from The Prudential for $51.8 million, which approximated book value. As a result of the acquisition, Gibraltar became a wholly owned subsidiary of Holdings and, immediately following the acquisition, its name was changed to Mt. McKinley. In connection with the acquisition of Mt. McKinley, which has significant exposure to A&E claims, Prupac, a subsidiary of The Prudential, provided reinsurance to Mt. McKinley covering 80% ($160.0 million) of the first $200.0 million of any adverse development of Mt. McKinley’s reserves as of September 19, 2000. In addition, The Prudential guaranteed Prupac’s obligation to Mt. McKinley. There were $81.1 million, $56.7 million and $22.2 million of cessions under this reinsurance for years ended December 31, 2003, 2002 and 2001, respectively, exhausting the limit available under this contract.

In connection with the Mt. McKinley acquisition, Prupac also provided excess of loss reinsurance for 100% of the first $8.5 million of loss with respect to certain of Mt. McKinley’s retrocessions and potentially uncollectible reinsurance coverage. There were no cessions under this reinsurance for the years ended December 31, 2003 and 2002, maintaining the limit available under the contract at $2.4 million. There was $3.6 million of cessions under this reinsurance for the year ended December 31, 2001.

Mt.     McKinley, a run-off property and casualty insurer in the U.S., had a long relationship with Holdings and its principal operating company, Everest Re. Mt. McKinley was formed in 1978 by Everest Re and wrote insurance until 1985, when it was placed in run-off. In 1991, Mt. McKinley became a subsidiary of The Prudential. Mt. McKinley is also a reinsurer of Everest Re. Under a series of transactions dating to 1986, Mt. McKinley reinsured several components of Everest Re’s business. In particular, Mt. McKinley provided stop loss reinsurance protection, in connection with the Company’s October 5, 1995 initial public offering, for any adverse loss development on Everest Re’s June 30, 1995 (December 31, 1994 for catastrophe losses) reserves, with $375.0 million in limits, of which $103.9 million remains available (the “Stop Loss Agreement”). The Stop Loss Agreement and other reinsurance contracts between Mt. McKinley and Everest Re remain in effect following the acquisition. However, these contracts became transactions with affiliates effective on the date of the Mt. McKinley acquisition, and their financial impact is thereafter eliminated in consolidation. Effective September 19, 2000, Mt. McKinley and Bermuda Re entered into a loss portfolio transfer reinsurance agreement, whereby Mt. McKinley transferred, for what management believes to be arm’s-length consideration, all of its net insurance exposures and reserves to Bermuda Re.

Industry Conditions

The worldwide reinsurance and insurance businesses are highly competitive yet cyclical by product and market. Competition with respect to the types of reinsurance and insurance business in which the Company is engaged is based on many factors, including the perceived overall financial strength of the reinsurer or insurer, A.M. Best’s and/or Standard & Poor’s rating of the reinsurer or insurer, underwriting expertise, the jurisdictions where the reinsurer or insurer is licensed or otherwise authorized, capacity and coverages offered, premiums charged, other terms and conditions of the reinsurance and insurance business offered, services offered, speed of claims payment and reputation and experience in lines written. The Company competes in the U.S., Bermuda and international reinsurance and insurance markets with numerous international and domestic reinsurance and insurance companies. The Company’s competitors include independent reinsurance and insurance companies, subsidiaries or affiliates of established worldwide insurance companies, reinsurance departments of certain insurance companies and domestic and international underwriting operations, including underwriting syndicates at Lloyd’s. Some of these competitors have greater financial resources than the Company and have established long-term and continuing business relationships throughout the industry, which can be a significant competitive advantage. In addition, the potential for securitization of reinsurance and insurance risks through capital markets provides an additional source of potential reinsurance and insurance capacity and competition.

In 2003, the improving market trends established in 2000 and 2001 have continued generally sustaining upward pressure on pricing, continued constriction of terms, conditions and coverages and constrained capacity. There are signs that pressures for incremental firming have abated for property classes, but these are partially offset by signs that pressures for incremental firming continue for casualty classes in general. More broadly, the industry remains exposed to fundamental issues that negatively impacted its aggregate capacity in 2002, including weak investment market conditions and adverse loss emergence, both of which have continued to depress the industry’s aggregate financial performance and affect perceptions of the financial strength of industry participants. These factors suggest that the current favorable market conditions are likely to persist until further corrective actions, possibly combined with improving investment market conditions, restore more normal competitive conditions.

These current trends reflect a clear reversal of the general trend from 1987 through 1999, which were characterized by increasingly competitive global market conditions across most lines of business, as reflected by decreasing prices and broadening contract terms. The earlier trend resulted from a number of factors, including the emergence of significant reinsurance capacity in Bermuda, changes in the Lloyd’s market, consolidation and increased capital levels in the insurance and reinsurance industries, as well as the emergence of new reinsurance and financial products addressing traditional exposures in alternative fashions. Many of these factors continue to operate and may take on additional importance as the result of the firming market conditions that have emerged.

The September 11 attacks solidified and amplified the trend reversal that began in 2000. These attacks resulted in losses which reduced industry capacity and were of sufficient magnitude to cause most companies to reassess their capital position, tolerance for risk, exposure control mechanisms and the pricing terms and conditions at which they are willing to take on risk. The gradual and variable improving trend that had been apparent through 2000 and earlier in 2001 firmed significantly after the September 11 attacks. This firming generally took the form of immediate and significant upward pressure on prices, more restrictive terms and conditions and a reduction of coverage limits and capacity availability. Such pressures were widespread with variability depending on the product and markets involved, but mainly depending on the characteristics of the underlying risk exposures. The magnitude of the changes was sufficient to create temporary disequilibrium in some markets as individual buyers and sellers adapted to changes in both their internal and market dynamics.

Through 2002 reinsurance and insurance markets generally continued to firm, reflecting the continuing implications of losses arising from the September 11 attacks as well as aggregate company reactions to broad and growing recognition that competition in the late 1990s reached extremes in many classes and markets, which ultimately led to inadequate pricing and overly broad terms, conditions and coverages. The effect of these extremes, which had become apparent through excessive loss emergence, varied widely by company depending on product offerings, markets accessed, underwriting and operating practices, competitive strategies and business volumes. Across all market participants, however, the aggregate general effect was impaired financial results and erosion of the industry capital base. Coupled with deteriorating investment market conditions and results, and renewed concerns regarding longer term industry specific issues, including asbestos exposure and sub-par capital returns, these financial impacts introduced substantial, and in some cases extreme, pressure for the initiation and/or strengthening of corrective action by individual market participants. These pressures, aggregating across industry participants, resulted in firming prices, more restrictive terms and conditions, tightened coverage availability across most classes and markets and increasing concern with respect to the financial security of insurance and reinsurance providers, impacts which set the stage for the 2003 trends discussed above.

The Company is generally encouraged by recent industry developments, which have operated to its advantage, and more broadly, by continued favorable current market conditions. However, the Company cannot predict with any reasonable certainty whether and to what extent these conditions will persist.

Financial Summary

The Company’s management monitors and evaluates overall Company performance based principally upon underwriting and financial results. The following is a three year summary of consolidated underwriting results and net income:

(Dollars in thousands)	2003	2002	2001

Gross written premiums	$4,573,802	$2,846,501	$1,874,641
Net written premiums	4,315,389	2,637,620	1,560,142
Premiums earned	$3,737,851	$2,273,677	$1,467,477
Incurred losses and loss
adjustment expenses	2,600,196	1,629,382	1,209,517
Commission, brokerage, taxes and and
fees	863,933	551,787	396,797
Other underwriting expenses	88,670	66,730	55,452

Underwriting gain (loss)	185,052	25,778	(194,289)

Net investment income	402,100	350,603	340,441
Net realized capital loss	(38,026)	(50,043)	(22,313)
Net derivative income (expense)	5,851	(14,509)	(12,218)
Corporate expenses	(5,953)	(3,186)	(3,432)
Distributions related to trust
preferred securities	(16,485)	(2,091)	--
Interest expense	(40,293)	(42,417)	(46,004)
Other (expense) income	(1,033)	(2,091)	28,158

Income before taxes	491,213	262,044	90,343

Income tax expense (benefit)	65,185	30,741	(8,675)
Net Income	$426,028	$231,303	$99,018

Loss ratio	69.6%	71.7%	82.4%
Commission and expense ratio	23.1	24.2	27.0
Other underwriting expense ratio	2.5	3.1	4.1

Combined ratio	95.2%	99.0%	113.5%

As indicated in the preceding Industry Conditions section, the reinsurance and insurance industry has experienced very favorable market conditions over the past three years. The favorable market conditions coupled with the Company’s financial strength, strategic positioning and market and underwriting expertise enabled it to significantly increase its volume of business. As a result, gross written premiums for the year ended December 31, 2003 increased by 60.7% compared with the year ended December 31, 2002, which had increased 51.8% compared with the year ended December 31, 2001. Gross written premiums for the year ended December 31, 2001 had increased by 35.3% compared with the year ended December 31, 2000. Due to the nature of its businesses, the Company is unable to precisely differentiate the effects of price changes as compared to changes in exposure. Similarly, because individual reinsurance arrangements often reflect revised coverages, structuring, pricing, terms and/or conditions from period to period, the Company is unable to differentiate between the premium volumes attributable to new business as compared to renewal business. Management believes however, that on balance, during the past three years, the more significant component of growth related to growth in exposures underwritten with a lesser but still significant component relating to increased pricing and/or improved terms and conditions. Management believes further that market conditions are generally more favorable for casualty business classes than for property business classes; however, management notes that it continues to see business opportunities in virtually all operating classes and markets. Although premium volumes have increased significantly, the Company continues to decline business that does not meet its objectives regarding underwriting profitability.

The other components of underwriting gain (loss) are highly correlated to the level of premium volume. The amount of net written premiums reflects gross written premiums less ceded premiums. Premiums ceded were $258.4 million (5.6% of gross written premiums), $208.9 million (7.3% of gross written premiums) and $314.5 million (16.8% of gross written premiums) for the years ended December 31, 2003, 2002 and 2001, respectively. The fluctuation in ceded premiums was primarily due to adjustment premiums relating to claims made under the Company’s accident year aggregate excess of loss retrocessional programs. The amount of the adjustment premiums was $49.6 million, $54.5 million and $139.4 million for years ended December 31, 2003, 2002 and 2001, respectively. The larger amount of adjustment premium for 2001 relates primarily to losses ceded in conjunction with the September 11 attacks and the Enron bankruptcy. The increase in ceded premiums for 2003 and 2002 relates in part to specific reinsurance programs in the U.S. Insurance segment, which totaled $146.4 million and $116.1 million, respectively, for the years ended December 31, 2003 and 2002.

Incurred losses and LAE also increased as a result of the increased premium volume. However, the percentage increase in losses was less than the percentage increase in premium volume since part of the premium increase represented improvement in pricing, terms and conditions, as opposed to an increase in exposures. Partially offsetting the impact of improved pricing was the effect of prior year loss reserve strengthening. The increase in losses relating to prior period reserve strengthening was $256.9 million, $140.1 million and $0.0 million for years ended December 31, 2003, 2002 and 2001, respectively. See ITEM 1, “Business — Changes in Historical Reserves” for additional details and explanation.

Commission, brokerage and tax expense also increased as a result of the increasing premium volume as these generally vary in direct proportion to premium. However, the percentage increase was generally less than the percentage increase in premium volume, reflecting the generally improving market conditions, which tend to provide the Company a relatively greater ability to exert downward pressure on commission and brokerage rates.

The increase in net investment income to $402.1 million, $350.6 million and $340.4 million for the years ended December 31, 2003, 2002 and 2001, respectively, is also correlated to the increased premium volume. Premiums are generally collected over the first 12 to 15 months of the reinsurance contract while related losses are typically paid out over numerous years, resulting in an increase in cash flow when premiums are increasing. The Company’s cash flow from operations was $1,653.8 million, $736.1 million and $406.0 million for the years ended December 31, 2003, 2002 and 2001, respectively. Coupled with common stock offerings and the issuance of trust preferred securities, this facilitated the growth in the Company’s total investments and cash to $9,314.8 million, $7,259.1 million and $5,783.5 million as of December 31, 2003, 2002 and 2001, respectively. The impact on net investment income resulting from the growth in the investment portfolio was partially offset by an overall decline in interest rates during this same time period.

Net realized capital losses of $38.0 million, $50.0 million and $22.3 million for the years ended December 31, 2003, 2002 and 2001, respectively, were primarily the result of write-downs in the value of securities deemed to be impaired on an other than temporary basis, partially offset by realized gains.

The Company generated an income tax expense of $65.2 million and $30.7 million for the years ended December 31, 2003 and 2002, respectively, generally reflecting improved underwriting and investment income results. The income tax benefit of $8.7 million for the year ended December 31, 2001 primarily reflected a tax benefit from various unusual loss events in 2001, in particular the September 11 attacks and Enron, which were partially offset by taxable income on a former client’s demutualization.

The increase in net income to $426.0 million and $231.3 million for the years ended December 31, 2003 and 2002, respectively, generally reflects improved underwriting and investment results partially offset by increased income taxes. The net income of $99.0 million for the year ended December 31, 2001 reflects the impact of the unusual loss events in 2001. As a result of the September 11 attacks, the Company incurred pre-tax losses in 2001, based on an estimate of ultimate exposure developed through a review of its coverages, of $213.2 million gross of reinsurance and $55.0 million net of reinsurance. Associated with this reinsurance was $60.0 million of pre-tax charges, predominantly from adjustment premiums, which resulted in a total pre-tax loss from the September 11 attacks of $115.0 million. After-tax recoveries relating specifically to this unusual loss event totaled $75.0 million. Over 90% of the losses ceded by the Company were pursuant to treaties where the reinsurers’ obligations are secured, which the Company believes eliminates material reinsurance collection risk. As a result of the Enron bankruptcy, the Company incurred losses in 2001, amounting to $25.0 million after-tax and net of reinsurance. This unusual loss reflected all of the Company’s exposures to this event, including underwriting, credit and investment. The above-mentioned unusual 2001 events were partially offset by the income received from a former client’s demutualization.

The Company’s shareholders’ equity increased to $3,164.9 million, $2,368.6 million and $1,720.5 million as of December 31, 2003, 2002 and 2001, respectively. This increase is due to increased net income, common stock offerings and increased unrealized appreciation on the Company’s investments. Management believes that the Company generally has sufficient capital and resources to meet its known obligations.

Segment Information

The Company, through its subsidiaries, operates in five segments: U.S. Reinsurance, U.S. Insurance, Specialty Underwriting, International and Bermuda. The U.S. Reinsurance operation writes property and casualty reinsurance, on both a treaty and facultative basis, through reinsurance brokers as well as directly with ceding companies within the U.S. The U.S. Insurance operation writes property and casualty insurance primarily through general agent relationships and surplus lines brokers within the U.S. The Specialty Underwriting operation writes A&H, marine, aviation and surety business within the U.S. and worldwide through brokers and directly with ceding companies. The International operation writes property and casualty reinsurance through the Company’s branches in London, Canada, and Singapore, in addition to foreign business written through the Company’s Miami and New Jersey offices. The Bermuda operation provides reinsurance and insurance to worldwide property and casualty markets and reinsurance to life insurers through brokers and directly with ceding companies.

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

The following tables present the relevant underwriting results for the operating segments for the three years ended December 31, 2003, 2002 and 2001.

U.S. Reinsurance

(Dollar values in thousands)	2003	2002	2001

Gross written premiums	$1,752,302	$894,555	$610,439
Net written premiums	1,687,333	834,234	460,801
Earned premiums	$1,423,841	$726,352	$497,600
Incurred losses and loss
adjustment expenses	1,059,087	535,950	449,635
Commission and brokerage	350,641	182,558	148,807
Other underwriting expenses	21,670	18,876	15,211

Underwriting loss	$(7,557)	$(11,032)	$(116,053)

U.S. Insurance

(Dollar values in thousands)	2003	2002	2001

Gross written premiums	$1,069,527	$821,442	$502,368
Net written premiums	923,147	705,313	361,169

Earned premiums	$823,601	$573,081	$294,225
Incurred losses and loss
adjustment expenses	605,602	432,917	211,311
Commission and brokerage	146,782	122,806	63,512
Other underwriting expenses	38,569	25,802	19,185

Underwriting gain (loss)	$32,648	$(8,444)	$217

Specialty Underwriting

(Dollar values in thousands)	2003	2002	2001

Gross written premiums	$502,888	$488,583	$414,029
Net written premiums	498,013	486,979	402,145

Earned premiums	$468,932	$459,973	$371,805
Incurred losses and loss
adjustment expenses	295,397	313,352	330,841
Commission and brokerage	133,531	130,552	102,144
Other underwriting expenses	6,475	6,363	5,688

Underwriting gain (loss)	$33,529	$9,706	$(66,868)

International

(Dollar values in thousands)	2003	2002	2001

Gross written premiums	$964,281	$540,888	$322,787
Net written premiums	957,440	533,972	311,238

Earned premiums	$849,987	$472,542	$287,446
Incurred losses and loss
adjustment expenses	533,941	295,349	202,591
Commission and brokerage	200,249	110,160	79,678
Other underwriting expenses	16,908	13,196	13,829

Underwriting gain (loss)	$98,889	$53,837	$(8,652)

Bermuda

(Dollar values in thousands)	2003	2002	2001

Gross written premiums	$284,804	$101,033	$25,018
Net written premiums	249,456	77,122	24,785

Earned premiums	$171,490	$41,729	$16,401
Incurred losses and loss
adjustment expenses	106,169	51,814	15,139
Commission and brokerage	32,730	5,711	2,656
Other underwriting expenses	5,048	2,493	1,539

Underwriting gain (loss)	$27,543	$(18,289)	$(2,933)

The Company has recently announced that one of its subsidiaries, Everest Re, has reached agreement, subject to regulatory approval, to sell its United Kingdom branch to another of the Company’s subsidiaries, Bermuda Re. Business for this branch is currently reported through the International segment. Upon completion of the transaction, the business of this branch will be included in the Bermuda segment. Appropriate disclosures will be made in future filings to address the segment financial result fluctuations caused by the transfer.

The Company has also recently announced that another subsidiary, Everest National, has opened a regional office in California to better serve its western U.S. Insurance business. The additional office will not affect segment reporting.

Results of Operations

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Premiums.     Gross written premiums increased 60.7% to $4,573.8 million in 2003 from $2,846.5 million in 2002, as the Company took advantage of the general firming of rates, terms and conditions and selected growth opportunities, while continuing to maintain a disciplined underwriting approach. Premium growth areas included a 95.9% ($857.7 million) increase in the U.S. Reinsurance operation, principally related to a $519.4 million increase in treaty casualty business, a $253.9 million increase in treaty property business and a $62.8 million increase in facultative business. The International operation increased 78.3% ($423.4 million), primarily due to a $256.9 million increase in premiums from the London branch, a $79.6 million increase in international business written through the Miami and New Jersey offices representing primarily Latin American business and a $67.4 million increase to Canadian business. The U.S. Insurance operation grew 30.2% ($248.1 million), principally as a result of an $89.5 million increase in workers’ compensation and a $73.2 million increase in excess and surplus lines insurance. The Bermuda operation increased $183.8 million, reflecting a shift toward more traditional business resulting from the rollout of treaty, facultative and individual risk capabilities. The Specialty Underwriting operation increased 2.9% ($14.3 million), resulting primarily from a $38.0 million increase in A&H business and a $19.0 million decrease in marine and aviation.

Ceded premiums increased to $258.4 million in 2003 from $208.9 million in 2002, principally reflecting growth in specific reinsurance of the Company’s primary insurance business, which increased from $116.1 million to $146.4 million. In addition, ceded premiums for 2003 included $49.6 million in adjustment premiums relating to claims made under the 2000 accident year aggregate excess of loss element of the Company’s corporate retrocessional programs, while ceded premiums for 2002 included $5.1 million and $49.4 million in adjustment premium relating to claims made under the 2001 and 2000 accident year aggregate excess of loss elements of the Company’s corporate retrocessional programs, respectively.

Net written premiums increased by 63.6% to $4,315.4 million in 2003 from $2,637.6 million in 2002, reflecting the increase in gross written premiums, combined with the growth in ceded premiums.

Premium Revenues.     Net premiums earned increased by 64.4% to $3,737.9 million in 2003 from $2,273.7 million in 2002. Contributing to this increase was a 96.0% ($697.5 million) increase in the U.S. Reinsurance operation, a 79.9% ($377.4 million) increase in the International operation, a 43.7% ($250.5 million) increase in the U.S. Insurance operation, a $129.8 million increase in the Bermuda operation and an 1.9% ($9.0 million) increase in the Specialty Underwriting operation. All of these changes reflect period-to-period changes in net written premiums and business mix together with normal variability in earnings patterns. Business mix changes occur not only as the Company shifts emphasis between products, lines of business, distribution channels and markets but also as individual contracts renew or non-renew, almost always with changes in coverage, structure, prices and/or terms, and as new contracts are accepted with coverages, structures, prices and/or terms different from those of expiring contracts. As premium reporting and earnings and loss and commission characteristics derive from the provisions of individual contracts, the continuous turnover of individual contracts, arising from both strategic shifts and day to day underwriting, can and does introduce appreciable background variability in various underwriting line items.

Expenses.     Incurred loss and LAE increased by 59.6% to $2,600.2 million in 2003 from $1,629.4 million in 2002. The increase in incurred losses and LAE was principally attributable to the increase in net premiums earned, the impact of changes in the Company’s mix of business and reserve adjustments for prior period losses.

Net prior period reserve adjustments for non-A&E exposures for the year ended December 31, 2003 were $206.7 million, which were net of a cession of $85 million under the 2000 accident year aggregate excess of loss component of the Company’s corporate retrocessional program. For the year ended December 31, 2002, net prior period reserve adjustments for non-A&E exposures were $116.6 million, which were net of cessions of $11 million and $90 million under the 2001 and 2000 accident year aggregate excess of loss components of the Company’s corporate retrocessional program, respectively.

The U.S. Reinsurance segment accounted for $134.2 million and $96.7 million of the net prior period reserve adjustments for the years ended December 31, 2003 and 2002, respectively. The two principal underwriting areas responsible for these deficiencies are professional liability and general casualty. During the late 1990s and early 2000s, there had been a proliferation of claims relating to bankruptcies and other financial management improprieties. This increased number of claims combined with larger claims has significantly increased incurred losses on the professional liability policies. In the general casualty area, the Company continues to experience losses greater than historical trends for accident years 1998 through 2003. These losses are being driven by unfavorable trends in litigation and economic variability. In both the professional liability and general casualty reinsurance areas, the Company relies upon loss reports from ceding companies. Although the Company generally records reserves at higher levels than those reported by ceding companies, actual reported results have exceeded the initial loss indications. The reserve adjustments in these areas were partially offset by favorable reserve development relating to property reinsurance for the 2002 accident year.

The U.S. Insurance segment reflected $58.7 million and $14.0 million of net prior period reserve adjustments for years ended December 31, 2003 and 2002, respectively, principally due to California workers’ compensation insurance. This is a relatively new book of business being written in a challenging political and economical environment. While management believes the cumulative results through 2003 remain positive, there has been some deterioration in claim frequency and severity related to accident years 2001 and 2002.

The International segment had net prior period reserve adjustments of $44.6 million and $6.3 million for the years ended December 31, 2003 and 2002, respectively. These reserve adjustments relate primarily to general casualty business written in the U.S., U.K. and Canada on both a quota share and excess basis for accident years 1996 through 2002, with the larger development on the 1998 through 2000 years. For accident year 2002, the adverse general casualty experience was partially offset by favorable property experience.

The Specialty Underwriting segment had net prior period reserve adjustments of $23.9 million and $0.4 million for the years ended December 31, 2003 and 2002, respectively. The favorable adjustments, particularly for 2003, related primarily to A&H business and cessions under the corporate retrocessional program and related principally to the 2000 through 2002 accident years.

The Bermuda segment reflected $6.9 million of favorable net prior period reserve adjustments for the year ended December 31, 2003 and no development for the year ended December 31,2002.

Reserve related to A&E exposures were $50.2 million and $23.5 million for the years ended December 31, 2003 and 2002, respectively. The Company has A&E exposure related to contracts written by the Company prior to 1986 and to claim obligations acquired as part of the Mt. McKinley acquisition in September 2000. The strengthening on business written by the Company, net of reinsurance, was $16.7 million and the net strengthening on the acquired business was $33.5 million. Substantially all of the Company’s A&E exposures relate to insurance and reinsurance contracts with coverage periods prior to 1986.

Incurred losses and LAE include catastrophe losses, which include the impact of both current period events and favorable and unfavorable development on prior period events, and are net of reinsurance. A catastrophe is an event that causes a pre-tax loss on property exposures of at least $5.0 million and has an event date of January 1, 1988 or later. Catastrophe losses, net of contract specific cessions, were $36.8 million in 2003, relating principally to the May 2003 tornado and hailstorm events and hurricanes Fabian and Isabel, compared to $30.2 million in 2002.

In all cases, the prior period development reflects management’s judgment as to the implications of losses and claim information reported during the period on the Company’s reserve balances.

Incurred losses and LAE in 2003 reflected ceded losses and LAE of $278.4 million compared to ceded losses and LAE in 2002 of $287.7 million. The ceded losses and LAE in 2003 included $85.0 million of losses ceded under the 2000 accident year aggregate excess of loss component of the Company’s corporate retrocessional program and $81.1 million under the Prupac/Mt. McKinley reinsurance agreement. The ceded losses and LAE in 2002 included $11.0 million and $90.0 million of losses ceded under the 2001 and 2000 accident year aggregate excess of loss components of the Company’s corporate retrocessional program, respectively, and $56.7 million under the Prupac/Mt. McKinley reinsurance agreement.

The segment components of the increase in incurred losses and LAE in 2003 from 2002 were a 97.6% ($523.1 million) increase in the U.S. Reinsurance operation, an 80.8% ($238.6 million) increase in the International operation, a 39.9% ($172.7 million) increase in the U.S Insurance operation, a $54.4 million increase in the Bermuda operation, partially offset by a 5.7% ($18.0 million) decrease in the Specialty Underwriting operation. These changes generally reflect increases in premiums earned, changes in the current year loss expectation assumptions for business written generally reflecting continued improvement in market conditions and pricing, increase in catastrophe losses and the net prior period reserve development discussed above. Incurred losses and LAE for each operation were also impacted by variability relating to changes in the level of premium volume and the mix of business by class and type.

The Company’s loss and LAE ratio (“loss ratio”), which is calculated by dividing incurred losses and LAE by net premiums earned, decreased by 2.1 percentage points to 69.6% in 2003 from 71.7% in 2002, reflecting the premiums earned and incurred losses and LAE discussed above, as well as the general firming of rates, terms and conditions and changes in business mix.

The following table shows the loss ratios for each of the Company’s operating segments for 2003 and 2002. The loss ratios for all operations were impacted by the expense factors noted above.

Segment Loss Ratios

Segment	2003	2002

U.S. Reinsurance	74.4%	73.8%
U.S. Insurance	73.5%	75.5%
Specialty Underwriting	63.0%	68.1%
International	62.8%	62.5%
Bermuda	61.9%	124.2%

Segment underwriting expenses increased by 54.0% to $952.6 million in 2003 from $618.5 million in 2002. Commission, brokerage, taxes and fees increased by $312.2 million, principally reflecting increases in premium volume and changes in the mix of business, together with the Company’s emphasis on acquisition cost control. Segment other underwriting expenses increased by $21.9 million as the Company expanded operations to support its increased business volume. Contributing to these underwriting expense increases were an 84.8% ($170.9 million) increase in the U.S. Reinsurance operation, a 76.0% ($93.8 million) increase in the International operation, a 24.7% ($36.7 million) increase in the U.S. Insurance operation, a $29.6 million increase in the Bermuda operation and a 2.3% ($3.1 million) increase in the Specialty Underwriting operation. The changes for each operation’s expenses principally resulted from changes in commission expenses related to changes in premium volume and business mix by class and type and, in some cases, changes in the use of specific reinsurance as well as the underwriting performance of the underlying business. The Company’s expense ratio, which is calculated by dividing underwriting expenses by net premiums earned, was 25.6% in 2003 compared to 27.3% in 2002.

The Company’s combined ratio, which is the sum of the loss and expense ratios, decreased by 3.8 percentage points to 95.2% in 2003 compared to 99.0% in 2002.

The following table shows the combined ratios for each of the Company’s operating segments in 2003 and 2002. The combined ratios for all operations were impacted by the loss and expense ratio variability noted above.

Segment Combined Ratios

Segment	2003	2002

U.S. Reinsurance	100.5%	101.5%
U.S. Insurance	96.0%	101.5%
Specialty Underwriting	92.9%	97.9%
International	88.4%	88.6%
Bermuda	83.9%	143.8%

Investments. Net investment income increased 14.7% to $402.1 million in 2003 from $350.6 million in 2002, principally reflecting the effects of investing $1,653.8 million of cash flow from operations for the twelve months ended December 31, 2003, $203.4 million of net proceeds from Capital Trust’s issuance of trust preferred securities in November 2002 and $316.8 million of net proceeds from the issuance of Group’s common shares in April 2003, all partially offset by the effects of the lower interest rate environment.

The following table shows a comparison of various investment yields for the periods indicated:

	2003	2002

Imbedded pre-tax yield of cash and invested
assets at December 31, 2003 and 2002	4.8%	5.3%
Imbedded after-tax yield of cash and invested
assets at December 31, 2003 and 2002	4.1%	4.6%
Annualized pre-tax yield on average cash and
invested assets for the twelve months ended
December 31, 2003 and 2002	5.1%	5.6%
Annualized after-tax yield on average cash and
invested assets for the twelve months ended
December 31, 2003 and 2002	4.4%	4.6%

The Company, because of its income orientation, considers total return, the combination of income yield and capital appreciation/depreciation, to be less relevant as a measure of performance than may be the case for investment portfolios managed with alternate strategies. The following table provides a comparison of the Company’s total return by asset class to broadly accepted industry benchmarks for 2003 and 2002.

	2003		2002

Fixed income portfolio total return	6.2%	8.7%
Lehman bond aggregate	4.1%	10.3%
Common equity portfolio total return	17.0%	(14	.4)%
S & P 500	28.7%	(22	.1)%

Net realized capital losses were $38.0 million in 2003, reflecting realized capital losses on the Company’s investments of $88.7 million, which included $25.7 million relating to write-downs in the value of securities deemed to be impaired on an other than temporary basis, and $46.2 million related to the impairment on interest only strips in accordance with Emerging Issues Task Force No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Beneficial Interests in Securitized Financial Assets” (“EITF 99-20”), partially offset by $50.7 million of realized capital gains, which included $16.8 million of realized capital gains on sales of the interest only strips, compared to net realized capital losses of $50.0 million in 2002. The net realized capital losses in 2002 reflected realized capital losses on the Company’s investments of $142.8 million, which included $101.3 million relating to write-downs in the value of securities deemed to be impaired on an other than temporary basis, of which $33.0 million was for WorldCom, Inc., partially offset by $92.8 million of realized capital gains. The Company owned no interest only strips during 2002.

The Company has a small number of credit default swaps, which it no longer writes, and specialized equity put options in its product portfolio. These products meet the definition of a derivative under Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). Net derivative income from these derivative transactions in 2003, was $5.9 million, which principally reflects changes in fair value of the specialized equity put options, compared to net derivative expenses of $14.5 million in 2002, which principally related to the specialized equity put options. See also Note 2 of Notes to the Consolidated Financial Statements.

Other expense in 2003 was $1.0 million compared to $2.1 million in 2002. The decrease in net expenses for 2003 was due to foreign exchange gains, partially offset by other miscellaneous expenses.

Corporate underwriting expenses not allocated to segments increased to $6.0 million for 2003 compared with $3.2 million for 2002 as the Company expanded its infrastructure to support increased business volume.

Distributions on the trust preferred securities are cumulative and pay quarterly in arrears. Distributions relating to the trust preferred securities were $16.5 million in 2003 compared to $2.1 million in 2002. These securities were issued in November 2002.

Interest expense in 2003 was $40.3 million compared to $42.4 million in 2002. Interest expense in 2003 reflected $38.9 million relating to the senior notes and $1.4 million relating to borrowings under the revolving credit facility. Interest expense in 2002 reflected $38.9 million relating to the issuance of the senior notes and $3.5 million relating to borrowings under the revolving credit facility.

Income Taxes. The Company recognized income tax expense of $65.2 million in 2003 compared to $30.7 million in 2002. The increase in taxes generally reflects the improved underwriting and investment income results.

Net Income. Net income was $426.0 million in 2003 compared to net income of $231.3 million in 2002, reflecting improved underwriting and investment income results partly offset by increased income taxes.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Premiums.     Gross written premiums increased 51.8% to $2,846.5 million in 2002 from $1,874.6 million in 2001, as the Company took advantage of selected growth opportunities and improving pricing in many classes of business, while continuing to maintain a disciplined underwriting approach. Premium growth areas included a 303.8% ($76.0 million) increase in the Bermuda operation, which continues to expand its product line offerings, a 67.6% ($218.1 million) increase in the International operation, mainly attributable to growth in the London, Canadian and Latin American markets, a 63.5% ($319.1 million) increase in the U.S. Insurance operation, principally attributable to growth in worker’s compensation insurance, a 46.5% ($284.1 million) increase in the U.S. Reinsurance operation, primarily reflecting growth across property and casualty lines, and an 18.0% ($74.6 million) increase in the Specialty Underwriting operation, mainly attributable to growth in marine, aviation and surety business. The Company continued to decline business that did not meet its objectives regarding underwriting profitability.

Ceded premiums decreased to $208.9 million in 2002 from $314.5 million in 2001. This decrease was principally attributable to a reduction in cessions made under the Company’s corporate retrocessional program and to a decrease in ceded premiums in the U.S. Insurance operation as a result of changes in this segment’s specific reinsurance programs. Ceded premiums in 2002 included $5.1 million and $49.4 million in adjustment premiums relating to claims made under the 2001 and 2000 accident year aggregate excess of loss elements of the Company’s corporate retrocessional programs, respectively. Ceded premiums in 2001 included $81.3 million and $58.1 million in adjustment premiums relating to claims made under the 2001 and 1999 accident year aggregate excess of loss elements of the Company’s corporate retrocessional programs, respectively, with the 2001 accident year cessions principally relating to losses incurred as a result of the September 11 attacks and Enron bankruptcy.

Net written premiums increased by 69.1% to $2,637.6 million in 2002 from $1,560.1 million in 2001. This increase was a result of the increase in gross written premiums and the decrease in ceded premiums.

Premium Revenues. Net earned premiums increased by 54.9% to $2,273.7 million in 2002 from $1,467.5 million in 2001. Contributing to this increase were an 154.4% ($25.3 million) increase in the Bermuda operation, a 94.8% ($278.8 million) increase in the U.S. Insurance operation, a 64.4% ($185.1 million) increase in the International operation, a 46.0% ($228.8 million) increase in the U.S. Reinsurance operation and a 23.7% ($88.2 million) increase in the Specialty Underwriting operation. All of these changes reflect period to period variability in gross written and ceded premiums and business mix, together with normal variability in earnings patterns. Business mix changes occur not only as the Company shifts emphasis between products, lines of business, distribution channels and markets but also as individual contracts renew or non-renew, almost always with changes in coverage, structure, prices and/or terms, and as new contracts are accepted with coverages, structures, prices and/or terms different from those of expiring contracts. As premium reporting and earnings and loss and commission characteristics derive from the provisions of individual contracts, the continuous turnover of individual contracts, arising from both strategic shifts and day to day underwriting, can and does introduce appreciable background variability in various underwriting line items.

Expenses.     Incurred loss and LAE increased by 34.7% to $1,629.4 million in 2002 from $1,209.5 million in 2001. The increase in incurred losses and LAE was principally attributable to the increase in net premiums earned and modest net prior period reserve adjustments in select areas, most notably in D&O liability, surety and workers’ compensation lines, and with respect to asbestos exposures, partially offset by lower catastrophe losses and improvements in rates, terms and conditions in many classes of business, as well as the impact of changes in the Company’s mix of business.

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

Incurred losses and LAE in 2002 reflected ceded losses and LAE of $287.7 million compared to ceded losses and LAE in 2001 of $486.3 million. The ceded losses and LAE in 2002 included $11.0 million and $90.0 million of losses ceded under the 2001 and 2000 accident year aggregate excess of loss components of the Company’s corporate retrocessional program, respectively. The ceded losses and LAE in 2001 included $164.0 million and $105.0 million of losses ceded under the 2001 and 1999 accident year aggregate excess of loss components of the Company’s corporate retrocessional program, respectively, with the 2001 accident year cessions relating principally to losses incurred as the result of the September 11 attacks.

Contributing to the increase in incurred losses and LAE in 2002 from 2001 were a 242.3% ($36.7 million) increase in the Bermuda operation, principally reflecting reserve strengthening with respect to Mt. McKinley asbestos exposures and increased premium volume, a 104.9% ($221.6 million) increase in the U.S. Insurance operation, principally reflecting increased premium volume coupled with changes in this segment’s specific reinsurance programs, a 45.8% ($92.8 million) increase in the International operation, principally reflecting increased premium volume and a 19.2% ($86.3 million) increase in the U.S. Reinsurance operation, principally due to increased premium volume, partially offset by decreased catastrophe losses. These increases were partially offset by a 5.3% ($17.5 million) decrease in the Specialty Underwriting operation, principally attributable to decreased catastrophe losses. Incurred losses and LAE for each operation were also impacted by variability relating to changes in the level of premium volume and mix of business by class and type.

The Company’s loss ratio, which is calculated by dividing incurred losses and LAE by premiums earned, decreased by 10.7 percentage points to 71.7% in 2002 from 82.4% in 2001, reflecting the earned premium and incurred losses and LAE discussed above. The following table shows the loss ratios for each of the Company’s operating segments for 2002 and 2001. The loss ratios for all operations were impacted by the expense factors noted above as well as by the impact on ceded premiums of the adjustment premiums under the Company’s corporate retrocessional program.

Segment Loss Ratios

Segment	2002	2001

U.S. Reinsurance	73.8%	90.4%
U.S. Insurance	75.5%	71.8%
Specialty Underwriting	68.1%	89.0%
International	62.5%	70.5%
Bermuda	124.2%	92.3%

Segment underwriting expenses increased by 36.8% to $618.5 million in 2002 from $452.2 million in 2001. Commission, brokerage, taxes and fees increased by $155.0 million, principally reflecting increases in premium volume and changes in the mix of business. Other underwriting expenses increased by $11.3 million as the Company expanded its operations to support its increased business volume. Contributing to the underwriting expense increase were a 95.6% ($4.0 million) increase in the Bermuda operation, a 79.7% ($65.9 million) increase in the U.S. Insurance operation, a 31.9% ($29.8 million) increase in the International operation, a 27.0% ($29.1 million) increase in the Specialty operation and a 22.8% ($37.4 million) increase in the U.S. Reinsurance operation. The changes for each operation’s expenses principally resulted from changes in commission expenses related to changes in premium volume and business mix by class and type and, in some cases, the underwriting performance of the underlying business. The Company’s expense ratio, which is calculated by dividing underwriting expenses by premiums earned, decreased by 3.8 percentage points to 27.3% in 2002 compared to 31.1% in 2001.

The Company’s combined ratio, which is the sum of the loss and expense ratios, decreased by 14.5 percentage points to 99.0% in 2002 compared to 113.5% in 2001. The following table shows the combined ratios for each of the Company’s operating segments for 2002 and 2001. The combined ratios for all operations were impacted by the loss and expense ratio variability noted above as well as by the impact on ceded premiums of the adjustment premiums under the Company’s corporate retrocessional program.

Segment Combined Ratios

Segment	2002	2001

U.S. Reinsurance	101.5%	123.3%
U.S. Insurance	101.5%	99.9%
Specialty Underwriting	97.9%	118.0%
International	88.6%	103.0%
Bermuda	143.8%	117.9%

Investments.     Net investment income increased by 3.0% to $350.6 million in 2002 from $340.4 million in 2001, principally reflecting the effect of investing the $736.1 million of cash flow from operations in 2002, $346.3 million of net proceeds from the offering of Group’s common shares in February 2002 and $203.4 million of net proceeds from Capital Trust’s issuance of trust preferred securities in November 2002, partially offset by the lower interest rate environment. The following table shows a comparison of various investment yields as of December 31, 2002 and 2001, respectively, and for the periods then ended.

	2002	2002

Imbedded pre-tax yield of cash and invested
assets at December 31, 2002 and 2001	5.3%	6.0%
Imbedded after-tax yield of cash and invested
assets at December 31, 2002 and 2001	4.6%	5.0%
Annualized pre-tax yield on average cash and
invested assets for the twelve months ended
December 31, 2002 and 2001	5.6%	6.2%
Annualized after-tax yield on average cash and
invested assets for the twelve months ended
December 31, 2002 and 2001	4.6%	5.0%

The Company because of its income orientation considers total return, the combination of income yield and capital appreciation/depreciation, to be less relevant as a measure of performance than may be the case for investment portfolios managed with alternate strategies. The following table provides a comparison of the Company’s total return by asset class to broadly accepted industry benchmarks for 2002 and 2001.

		2002		2001

Fixed income portfolio total return	8.7%		7.8%
Lehman bond aggregate	10.3%		8.4%
Common equity portfolio total return	(14	.4)%	1.4%
S & P 500	(22	.1)%	(11	.9)%

Net realized capital losses were $50.0 million in 2002, reflecting realized capital losses on the Company’s investments of $142.8 million, which includes $101.3 million relating to write-downs in the value of securities deemed to be impaired on an other than temporary basis, of which $33.0 million were for WorldCom, partially offset by $92.8 million of realized capital gains, compared to net realized capital losses of $22.3 million in 2001. The net realized capital losses in 2001 reflected realized capital losses of $55.1 million, which included $22.6 million relating to write-downs in the value of securities deemed to be impaired on an other than temporary basis, which were partially offset by $32.8 million of realized capital gains.

The Company has a small number of credit default swaps, which it no longer writes, and specialized equity put options in its product portfolio. These products meet the definition of a derivative under FAS 133. Net derivative expense from these derivative transactions in 2002, essentially reflecting changes in fair value, was $14.5 million, principally relating to the specialized equity put options, compared to $12.2 million in 2001, principally relating to the credit default swaps. Net after tax exposure remaining on the credit default agreements is $3.1 million. See also Note 2 of Notes to the Consolidated Financial Statements.

Other expense was $2.1 million in 2002 compared to other income of $28.2 million in 2001. Significant contributors to other expense in 2002 were foreign exchange losses, normal provision for uncollectible audit premium in the U.S. Insurance operation and the amortization of deferred expenses relating to Holdings’ issuance of senior notes and Capital Trust’s issuance of trust preferred securities, partially offset by fee income. Other income for 2001 includes $25.9 million arising from a non-recurring receipt of shares in connection with the demutualization of a former insurance company client that had issued annuities to the Company in connection with certain claim settlement transactions. In addition, other income for 2001 includes foreign exchange gains as well as fee income, offset by the amortization of deferred expenses relating to the issuance of senior notes.

Corporate underwriting expenses not allocated to segments were $3.2 million for 2002 compared with $3.4 million for 2001.

Interest expense was $42.4 million for 2002 compared to $46.0 million for 2001. Interest expense for 2002 reflects $38.9 million relating to the senior notes and $3.5 million relating to borrowings under the revolving credit facility. Interest expense for 2001 reflects $38.9 million relating to the senior notes and $7.1 million relating to borrowings under the revolving credit facility. In addition, 2002 includes incurred expense of $2.1 million for distributions on Capital Trust’s trust preferred securities.

Income Taxes. The Company generated income tax expense of $30.7 million in 2002 compared to income tax benefits of $8.7 million in 2001. The tax expense in 2002 was mainly attributable to improved underwriting and investment results. The tax benefit in 2001 primarily resulted from the impact of losses relating to the September 11 attacks, the Enron bankruptcy and realized capital losses recognized in 2001, which reduced taxable income, partially offset by taxable income relating to the non-recurring receipt of shares in connection with a former client’s demutualization.

Net Income. Net income was $231.3 million in 2002 compared to $99.0 million in 2001. This increase generally reflects the improved underwriting and investment results, partially offset by increased tax expense, realized capital losses, derivative expense and a reduction in other income.

Critical Accounting Policies

The following is a summary of the critical accounting policies related to accounting estimates that (1) require management to make assumptions about highly uncertain matters and (2) could materially impact the consolidated financial statements if management made different assumptions.

Loss and LAE Reserves. The Company’s most critical accounting policy is the determination of its loss and LAE reserves. The Company maintains reserves to cover its estimated ultimate liability for losses and LAE with respect to reported and unreported claims. Because reserves are estimates of ultimate losses and LAE, management, using a variety of statistical and actuarial techniques, monitors reserve adequacy over time, evaluating new information, as it becomes known and adjusting reserves as necessary. Management considers many factors when setting reserves, including: (1) its exposure base, generally its premiums earned; (2) its expected loss ratios on current year writings as determined through extensive interaction between its underwriters and actuaries by product and class categories; (3) internal actuarial methodologies which analyze the Company’s experience with similar cases, information from ceding companies and historical trends, such as reserving patterns, loss payments and product mix; (4) current legal interpretations of coverage and liability; (5) economic conditions; and (6) the uncertainties discussed below regarding reserve requirements for A&E claims. Based on these considerations, management believes that adequate provision has been made for the Company’s loss and LAE reserves. Actual losses and LAE ultimately paid may deviate, perhaps substantially, from such reserves, impacting income in the period in which the change is made. See also Note 1 of Notes of the Consolidated Financial Statements.

Asbestos and Environmental Exposures. The Company continues to receive claims under expired contracts, asserting alleged injuries and/or damages relating to or resulting from environmental pollution and hazardous substances, including asbestos. The Company’s asbestos claims typically involve potential liability for bodily injury from exposure to asbestos or for property damage resulting from asbestos or products containing asbestos. The Company’s environmental claims typically involve potential liability for (a) the mitigation or remediation of environmental contamination or (b) bodily injury or property damage caused by the release of hazardous substances into the land, air or water.

The Company’s reserves include an estimate of the Company’s ultimate liability for A&E claims for which ultimate value cannot be estimated using traditional reserving techniques. There are significant uncertainties in estimating the amount of the Company’s potential losses from A&E claims. Among the uncertainties are: (a) potentially long waiting periods between exposure and manifestation of any bodily injury or property damage; (b) difficulty in identifying sources of A&E contamination; (c) difficulty in properly allocating responsibility and/or liability for A&E damage; (d) changes in underlying laws and judicial interpretation of those laws; (e) potential for an A&E claim to involve many insurance providers over many policy periods; (f) long reporting delays, both from insureds to insurance companies and from ceding companies to reinsurers; (g) historical data on A&E losses, which is more limited and variable than historical information on other types of casualty claims; (h) questions concerning interpretation and application of insurance and reinsurance coverage; and (i) uncertainty regarding the number and identity of insureds with potential A&E exposure.

With respect to asbestos claims in particular, several additional factors have emerged in recent years that further compound the difficulty in estimating the Company’s liability. These developments include: (a) continued growth in the number of claims filed, in part reflecting a much more aggressive plaintiff bar; (b) a disproportionate percentage of claims filed by individuals with no functional injury from asbestos, claims with little to no financial value but that have increasingly been considered in jury verdicts and settlements; (c) the growth in the number and significance of bankruptcy filings by companies as a result of asbestos claims (including, more recently, bankruptcy filings in which companies attempt to resolve their asbestos liabilities in a manner that is prejudicial to insurers and forecloses insurers from the negotiation of bankruptcy plans); (d) the growth in claim filings against defendants formerly regarded as “peripheral”; (e) the concentration of claims in a small number of states that favor plaintiffs; (f) the growth in the number of claims that might impact the general liability portion of insurance policies rather than the product liability portion; (g) responses in which specific courts have adopted measures to ameliorate the worst procedural abuses; (h) an increase in settlement values being paid to asbestos claimants; and (i) the potential that the U. S. Congress or state legislatures may adopt legislation to address asbestos litigation issues.

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

In connection with the acquisition of Mt. McKinley, which has significant exposure to A&E claims, Prupac, a subsidiary of The Prudential, provided reinsurance to Mt. McKinley covering 80% ($160.0 million) of the first $200.0 million of any adverse development of Mt. McKinley’s reserves as of September 19, 2000. In addition, The Prudential guaranteed Prupac’s obligations to Mt. McKinley. Through December 31, 2003, cessions under this reinsurance agreement have exhausted the available remaining limits. Due to the uncertainties discussed above, the ultimate losses may vary materially from current loss reserves and, depending on coverage under the Company’s various reinsurance arrangements, could have a material adverse effect on the Company’s future financial condition, results of operations and cash flows. See also Note 1 and 3 of Notes to the Consolidated Financial Statements.

Reinsurance Receivable. The Company utilizes reinsurance agreements to reduce its exposure to large claims and catastrophic loss occurrences. These agreements provide for recovery from reinsurers of a portion of losses and loss expenses under certain circumstances without relieving the insurer of its obligation to the policyholder. In the event reinsurers were unable to meet their obligations under these reinsurance agreements or successfully challenge losses ceded by the Company under the reinsurance contracts, the Company would not be able to realize the full value of the reinsurance recoverable balance. In some cases, the Company may hold partial collateral, including letters of credit and funds held arrangements, for these agreements. The Company establishes reserves for uncollectible balances based on management’s assessment of the collectibility of the outstanding balances. To minimize exposure from uncollectible reinsurance receivables, the Company has a reinsurance credit security committee that generally evaluates the financial strength of a reinsurer prior to entering into a reinsurance arrangement. Additionally, creditworthy foreign reinsurers of business written in the U.S. are generally required to secure their obligations. Management believes that adequate provision has been made for the Company’s uncollectible balances. Actual uncollectible amounts may vary, perhaps substantially, from such reserves, impacting income in the period in which the change is made. See also Note 1 of Notes to the Consolidated Financial Statements.

Premiums Written and Earned. Premiums written by the Company are earned ratably over the periods of the related insurance and reinsurance contracts or policies. Unearned premium reserves are established to cover the remainder of the unexpired contract period. Such reserves are established based upon reports received from ceding companies or computed using pro rata methods based on statistical data. Written and premiums earned, and the related costs, which have not yet been reported to the Company are estimated and accrued. Because earned premium generally correlates with the Company’s estimate of its exposure base, variations in premium earnings are to a large degree offset by related variability in incurred losses and commission expense. See also Note 1 of Notes to the Consolidated Financial Statements.

Investment Valuation. The Company’s investment portfolio consists of investments available for sale and accordingly these securities are marked to market on a quarterly basis. Most securities are traded on national exchanges where market values are readily available. The Company holds some privately placed securities that are either valued by an investment advisor or by the Company using cash flow projections. In addition, the Company owns interest only strips that are accounted for in accordance with EITF 99-20, which sets forth the rules for determining when these securities must be written down to fair value due to impairment. Unrealized gains and losses from market fluctuations are reflected as comprehensive income, while market value declines that are considered other than temporary impairments are reflected in the income statement as realized capital losses. The Company considers many factors when determining whether a market value decline is other than temporary, including: (1) the length of time the market value has been below book value, (2) the credit strength of the issuer, (3) the issuer’s market sector, (4) the length of time to maturity and (5) for interest only strips, increases in mortgage prepayments. If management assessments change in the future, the Company may ultimately record a realized loss after management originally concluded that the decline in value was temporary. See also Note 1 of Notes to the Consolidated Financial Statements.

Financial Condition

Cash and Invested Assets. Aggregate invested assets, including cash and short-term investments, were $9,314.8 million at December 31, 2003, $7,259.1 million at December 31, 2002 and $5,783.5 million at December 31, 2001. The increase in cash and invested assets in 2003 from 2002 resulted primarily from $1,653.8 million in cash flows from operations generated during 2003, $316.8 million of net proceeds from the offering of common shares in April 2003 and $68.1 million in net unrealized appreciation of the Company’s investments. The increase in cash and invested assets in 2002 from 2001 resulted primarily from $736.1 million in cash flows from operations generated in 2002, $346.3 million of net proceeds from the offering of Group’s common shares in February 2002, $203.4 million of net proceeds from Capital Trust’s issuance of trust preferred securities in November 2002 and $135.9 million in net unrealized appreciation of the Company’s investments. These increases were partially offset by $35.0 million in net payments on the credit facility and $22.9 million in share repurchases.

The Company’s current investment strategy generally seeks to maximize after-tax income through a high quality, diversified, taxable and tax-preferenced fixed maturity portfolio, while maintaining an adequate level of liquidity. The Company’s mix of taxable and tax-preferenced investments is adjusted continuously, consistent with its current and projected operating results, market conditions and tax position. The fixed maturities in the investment portfolio are comprised of non-trading available for sale securities. Commencing with the second quarter of 2003, the Company invested in interest only strips of mortgage-backed securities. These fixed maturity securities give the holder the right to receive interest payments at a stated coupon rate on an underlying pool of mortgages. The interest payments on the outstanding mortgages are guaranteed by entities generally rated AAA. The ultimate cash flow from these investments is primarily dependent upon the average life of the mortgage pool. Generally, as market interest rates and more specifically market mortgage rates decline, mortgagees tend to refinance which will decrease the average life of a mortgage pool and decrease expected cash flows. Conversely, as market interest rates and more specifically market mortgage rates rise, repayments will slow and the ultimate cash flows will tend to rise. Accordingly, the market value of these investments tends to increase as general interest rates rise and decline as general interest rates fall. These movements are generally counter to the impact of interest rate movements on the Company’s other fixed income investments. The market value of the interest only strips was $310.2 million at December 31, 2003. Additionally, the Company invests in equity securities, which it believes will enhance the risk-adjusted total return of the investment portfolio.

The tables below briefly summarize the characteristics of the investment portfolio at December 31, 2003, 2002 and 2001.

	2003	2002	2001

Fixed maturities	93.7%	93.4%	94.4%
Equity securities	1.6%	0.7%	1.2%
Short-term investments	1.6%	2.3%	2.6%
Other invested assets	1.1%	0.7%	0.6%
Cash	2.0%	2.9%	1.2%

Total investments and cash	100.0%	100.0%	100.0%

	2003	2002	2001

	4.2 years	5.4 years	5.3 years
Fixed income portfolio duration
Fixed income composite credit quality	Aa2	Aa2	Aa2
Imbedded end of period yield, pre-tax	4.8%	5.3%	6.0%
Imbedded end of period yield, after-tax	4.1%	4.6%	5.0%

Loss and LAE Reserves. Gross loss and LAE reserves totaled $6,361.2 million at December 31, 2003, $4,905.6 million at December 31, 2002, and $4,278.3 million at December 31, 2001. The increase in 2003 is primarily attributable to increased premiums earned, net prior period reserve adjustments in select areas and normal variability in claim settlements. The increase in 2002 was primarily attributable to increased premiums earned, modest reserve strengthening in select areas and normal variability in claim settlements. Reinsurance receivables totaled $1,284.1 million at December 31, 2003, $1,116.4 million at December 31, 2002, and $895.1 million at December 31, 2001, with the changes in 2003 consisting of the increase in reinsurance receivables reflecting an additional $85.0 million cession under the 2000 accident year aggregate excess of loss element of the Company’s corporate retrocessional program and $81.1 million losses ceded as part of a reinsurance agreement between Mt. McKinley and Prupac. At December 31, 2003, $494.5 million, or 38.5%, was receivable from subsidiaries of London Reinsurance Group. These receivables are effectively secured by a combination of letters of credit and funds held arrangements under which the Company has retained the premium payments due the retrocessionaire, recognized liabilities for such amounts and reduced such liabilities as payments are due from the retrocessionaire. In addition, $160.0 million or 12.5%, was receivable from Prupac, whose obligations are guaranteed by The Prudential, $145.0 million, or 11.3%, was receivable from Continental Insurance Company and $96.7 million, or 7.5% was receivable from Tranatlantic Reinsurance Company, which is partially secured by funds held arrangements. No other retrocessionaire accounted for more than 5% of the Company’s receivables.

Loss and LAE reserves net of reinsurance recoverables (“net loss and LAE reserves”) totaled $5,100.1 million at December 31, 2003, $3,817.0 million at December 31, 2002 and $3,394.8 million at December 31, 2001. The following table summarizes net outstanding loss and LAE reserves by segment and A&E reserves, which are managed on a combined basis, at December 31, 2003, 2002 and 2001.

	Net Loss Reserves by Segment
	Years Ended December 31,

(Dollars in millions)	2003	2002	2001

Net Reserves By Segment
U.S. Reinsurance	$2,250.1	$1,742.9	$1,621.9
U.S. Insurance	806.7	460.1	209.9
Specialty Underwriting	280.6	274.3	283.3
International	857.6	511.9	439.3
Bermuda	370.7	300.3	271.8

Total Net Segment Reserves	4,565.7	3,289.5	2,826.2
A&E (All Segments)	534.4	527.5	568.6

Total Net Reserves	$5,100.1	$3,817.0	$3,394.8

The increases by segment generally reflect the increases in earned premium, changes in business mix and the impact of reserve recalculations together with the claim settlement activity. The increases for A&E reflect the impact of reserve re-evaluations and claim settlement activity.

The Company re-evaluates its loss and LAE reserves on an ongoing basis, including re-estimates of prior period reserves, taking into consideration all available information and in particular newly reported loss and claim experience. The effect of such re-evaluations impacts incurred losses for the current period. While there can be no assurance that reserves for, and losses from, claim obligations will not increase in the future, management believes that the Company’s existing reserves and reserving methodologies lessen the probability that any such increase would have a material adverse effect on the Company’s financial condition, results of operations or cash flows. In this context, the Company notes that over the past 10 years, its past calendar year operations have been affected variably by effects from prior period reserve re-estimates with such effects ranging from a favorable $35.4 million, representing 1.2% of the net prior period reserves for the year in which the adjustment was made to an unfavorable ($256.9) million, representing 6.7% of the net prior period reserves for the year in which the adjustment was made.

The following table represents the reserve levels and ranges as of December 31, 2003 for each of the Company’s business segments.

Outstanding Reserves and Ranges By Segment (1)
As of December 31, 2003

		As	Low		Low		High	High
(Dollars in thousands)	Reported	Range % (2)		Range (2)		Range % (2)	Range (2)

Net Reserves By Segment
U.S. Reinsurance	$2,250,154	-7.8%		$2,074,469		8.3%	$2,436,378
U.S. Insurance	806,704	-5.0%		766,369		7.5%	867,207
Specialty Underwriting	280,585	-8.1%		257,722		8.1%
International	857,655	-8.1%		788,589		13.7%	975,493
Bermuda	370,676	-4.9%		352,465		6.5%	394,634

Total Net Reserves (excluding A&E)	4,565,774	-7.1%		4,239,614		9.0%	4,977,160

A&E (All Segments) (3)	534,369	NA		534,369		NA	534,369

Total Net Reserves	$5,100,143	NA		$4,773,983		NA	$5,511,529

(1) There can be no assurances that reserves will not ultimately exceed the indicated ranges requiring additional incomestatement expense.
(3) Given the uncertainties surrounding the settlement of A&E losses, management is unable to establish a range for these obligations. As a result, which relate principally to the U.S. Reinsurance and Bermuda segments, have been segregated from reserves for which a range has been determined.
* NA, not applicable

The Company has included ranges for loss reserve estimates determined by the Company’s actuaries, which are derived through a combination of objective and subjective criteria. Depending on the specific segment, the range derived for the loss reserves, excluding reserves for A&E exposures, ranges from minus 4.9% to minus 8.1% for the low range and from plus 6.5% to plus 13.7% for the high range. The higher range is associated with the International segment, and the lower range is associated with the Bermuda segment. Within each range, management’s best estimate of loss reserves is based on the point estimate derived by the Company’s actuaries in detailed reserve studies. Such ranges are necessarily subjective due to the lack of generally accepted actuarial standards with respect to their development. In particular, the Company notes that the width of the range is dependent on the level of confidence associated with the outcome. For the above presentation, management has assumed what it believes is a reasonable confidence level but notes that there can be no assurance that the Company’s claim obligations will not vary within and potentially outside of these ranges requiring incurred loss adjustments in the period the variability is recognized. The Company is not able to establish a meaningful range for A&E reserves.

Additional losses, including those relating to latent injuries, and other exposures, which are as yet unrecognized, the type or magnitude of which cannot be foreseen by the Company, or the reinsurance and insurance industry generally, may emerge in the future. Such future emergence, to the extent not covered by existing retrocessional contracts, could have material adverse effects on the Company’s future financial condition, results of operations and cash flows.

The Company generally has exposure to A&E losses through its Mt. McKinley operation with respect to insurance policies and through Everest Re with respect to reinsurance contracts. In each case, the Company’s management and analysis of its exposures takes into account a number of features of its business that differentiate the Company’s exposures from many other insurers and reinsurers that have significant A&E exposures.

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

The vast majority of Mt. McKinley’s A&E exposed insurance policies are excess casualty policies, with aggregate coverage limits, which by definition also have protection afforded by underlying coverage. Mt. McKinley’s attachment points vary but usually are protected by millions, often tens of millions, of dollars of underlying coverage. The excess nature of most of Mt. McKinley’s policies also offers protection against non-product claims (for example, claims arising under general liability coverage). Although under some circumstances an excess policy could be exposed to non-product claims, such claims generally pose more of a risk to primary policies because non-product claims are generally less likely to aggregate. In addition, environmental claims arise under general liability coverage, and generally do not aggregate. Thus, these claims tend to create exposure for primary policies to a greater extent than excess policies.

Virtually all of the Mt. McKinley policies that are still potentially exposed to claims have policy language providing that expenses were paid within limits rather than in addition to limits. This is a substantial difference from primary coverage, which would most often cover expenses in addition to limits.

Everest Re was formed in 1973 but was not fully engaged in underwriting casualty business, under which A&E exposures generally arise, until 1974, and it effectively eliminated A&E exposures through contract exclusions effected in 1984. Therefore, Everest Re has an approximate 11-year window of A&E exposure, much shorter than that of many reinsurance companies that have significant A&E exposures. In the earlier years of its existence, Everest Re was not as heavily involved in casualty business as in property business, which generally is not exposed to asbestos claims. Everest Re generally took smaller lines of exposure per contract than many other reinsurers operating in the casualty reinsurance market and those lines were generally also smaller than the excess limits provided by Mt. McKinley policies. This means that the potential adverse development on Everest Re’s reinsurance business would not be subject to the same level of volatility as would be the case for companies having greater exposures per risk. Everest Re reinsured both primary and excess policies. However, its claim experience to date indicates that the majority of its reinsurance supported excess policies. As a result, most of Everest Re’s exposure derives from excess policies similar to those written by Mt. McKinley.

With respect to both the Mt. McKinley and Everest Re operations, the Company was not a member of the Asbestos Claims Facility (“Wellington”) or the Center for Claims Resolution (“CCR”) claim settlement facilities. Insurers supporting those facilities made broad commitments concerning the application of insurance coverage to asbestos claims. With respect to its direct insurance exposures, the fact that the Company has not made those commitments may allow it to resolve insurance exposure to Wellington/CCR insureds more economically than if it had joined these facilities. With respect to its reinsurance exposures, although the Company was not a signatory to the Wellington or CCR facilities, it has, within the bounds of its reinsurance contracts, generally supported ceding companies that were signatories. Because the insurers supporting these facilities have generally paid their exposures more quickly than non-signatory insurers, the Company believes that this has generally meant that it has paid its reinsurance exposure more quickly than it likely would have if it had not been subject to Wellington/CCR payments.

The Company believes that its A&E exposures are unique and differentiated from those insurers and reinsurers with appreciable A&E exposure by the points noted above, but there can be no assurance that such factors will protect the Company from adverse development, perhaps material, or allow it to secure advantages in the settlement of its claims obligations.

The following table shows the development of prior year A&E reserves on both a gross and net of retrocessional basis for the years ended December 31, 2003, 2002 and 2001:

	Asbestos and Environmental Reserves
	Years Ended December 31,

	2003	2002	2001

(Dollars in millions)
Gross Basis:
Beginning of period reserves	$667.9	$644.4	$693.7

Incurred losses and LAE:
Reported losses	128.6	180.9	100.5
Change in IBNR	44.0	(85.9)	(70.8)

Total incurred losses and LAE	172.6	95.0	29.7
Paid losses	(75.2)	(71.5)	(79.0)

End of period reserves	$765.3	$667.9	$644.4

Net Basis:
Beginning of period reserves	$527.5	$568.6	$628.5

Incurred losses and LAE:
Reported losses	15.9	102.7	67.7
Change in IBNR	34.3	(79.2)	(62.5)

Total incurred losses and LAE	50.2	23.5	5.2
Paid losses	(43.3)	(64.6)	(65.1)

End of period reserves	$534.4	$527.5	$568.6

At December 31, 2003, the gross reserves for A&E losses were comprised of $123.1 million representing case reserves reported by ceding companies, $109.1 million representing additional case reserves established by the Company on assumed reinsurance claims, $251.3 million representing case reserves established by the Company on direct excess insurance claims, including Mt. McKinley, and $281.8 million representing reserves for IBNR.

The gross incurred losses for A&E exposures increased by $172.6 million and $95.0 million for the years ended December 31, 2003 and 2002, respectively. These increases are the result of re-evaluations by management reflecting additional information received from insureds and ceding companies, ongoing litigation, additional claims received and settlement activity. Management closely monitors this additional information and adjusts reserves accordingly. The net incurred losses primarily reflect the impact of the reinsurance agreement between Mt. McKinley and Prupac.

Industry analysts have developed a measurement, known as the survival ratio, to compare the A&E reserves among companies with such liabilities. The survival ratio is typically calculated by dividing a company’s current net reserves by the three year average of paid losses, and therefore measures the number of years that it would take to exhaust the current reserves based on historical payment patterns. Using this measurement, the Company’s net three year A&E survival ratio was 8.3 years at December 31, 2003. Adjusting these ratios to exclude the effect of the reinsurance ceded under the reinsurance agreement with Prupac, the measures rise to the equivalent of 10.8 years at December 31, 2003. The cession of $160.0 million to the stop loss reinsurance provided by Prupac in connection with the acquisition of Mt. McKinley proceeds are not reflected in past net payments and effectively extend the funding available for future net payments. Because the survival ratio was developed as a comparative measure of reserve strength and not of absolute reserve adequacy, the Company considers, but does not rely on, the survival ratio when evaluating its reserves.

Developments in 2003 and 2002 affecting asbestos exposures in general and the Company’s asbestos exposures in particular, together with enhancements in the Company’s claim management and analytical processes, resulted in the reserve strengthening noted earlier. These developments and actions have increased the emphasis on asbestos exposures as a separate component of the Company’s A&E exposures. Despite the Company’s approach of handling A&E exposures on a combined basis, management believes additional disclosure of the asbestos element of its A&E exposures is appropriate.

The following tables summarize reserve and claim activity for asbestos claims, on both a gross and net of ceded reinsurance basis, for the periods indicated with particular emphasis on the differentiation of insured categories within the Mt. McKinley operation, which the Company believes reflects the most volatile element of its asbestos exposures.

	Gross Asbestos Exposures (1)

(Dollars in millions)	2003	2002	2001

Beginning of period reserves:
Direct Operations (Mt. McKinley)
Coverage in place ("CIP") settlements (2)	$72.1	$43.5	$32.1
Actively managed	6.6	32.2	5.6
Remaining high profile insureds	147.7	41.2	34.6
Other direct exposures	1.7	2.5	11.4
Incurred by not reported ("IBNR")	91.7	100.6	133.0

	319.8	220.0	216.6
Reinsurance Operations (Everest Re)
Case reserves	133.3	120.5	117.7
IBNR	88.2	117.3	154.1

	221.6	237.7	271.8
Total beginning of period reserves	541.4	457.7	488.4

Incurred losses and LAE:
Direct Operations (Mt. McKinley)
CIP settlements (2)	64.6	32.8	16.1
Actively managed	(0.7)	(0.3)	36.1
Remaining high profile insureds (2)	(44.7)	108.2	7.2
Other direct exposures	11.3	3.2	2.7
IBNR	95.3	(8.9)	(32.3)

	125.8	135.0	29.7
Reinsurance Operations (Everest Re)
Reported Losses	89.9	29.0	36.9
IBNR	(39.4)	(29.0)	(36.9)

	50.5	--	--
Total incurred losses and LAE	176.3	135.0	29.7

Paid losses:
Direct Operations (Mt. McKinley)
CIP settlements	26.6	4.2	4.7
Actively managed	5.9	25.3	9.5
Remaining high profile insureds	4.2	1.7	0.5
Other direct exposures	1.1	4.0	11.6

	37.8	35.2	26.3
Reinsurance Operations (Everest Re)	27.2	16.1	34.1
Total paid losses	65.0	51.3	60.4

End of period reserves:
Direct Operations (Mt. McKinley)
CIP settlements (2)	110.1	72.1	43.5
Actively managed	0.0	6.6	32.2
Remaining high profile insureds (2)	98.8	147.7	41.2
Other direct exposures	11.9	1.7	2.5
IBNR	187.0	91.7	100.6

	407.8	319.8	220.0
Reinsurance Operations (Everest Re)
Case reserves	196.1	133.3	120.5
IBNR	48.9	88.2	117.3

	244.9	221.6	237.7
Total end of period reserves	$652.7	$541.4	$457.7

(1) Some totals may not reconcile due to rounding.
(2) Under CIP agreements, payments depend upon the insured’s actual claims experience and may be subject to annual caps or other controls on the rate of payment. During 2003, one claim and corresponding reserves were transferred from high profiled insureds to CIP.
(3) Actively Managed means that Mt. McKinley is managing the defense of claims against the insured.

3 Year Survival Ratio	11.1
3 Year Survival Ratio exluding CIP and actively managed	16.2

	Net Asbestos Exposures (1)

(Dollars in millions)	2003	2002	2001

Beginning of period reserves:
Direct Operations (Mt. McKinley)
CIP settlements (2)	$65.4	$39.4	$28.2
Actively managed (3)	5.9	28.5	4.9
Remaining high profile insureds	132.8	36.8	30.5
Losses Ceded to Prupac	(80.7)	(19.6)	--
Other direct exposures	1.5	1.8	10.3
IBNR	84.8	94.5	120.4

	193.7	181.5	194.3
Reinsurance Operations (Everest Re)
Case reserves	123.5	110.7	106.9
IBNR	70.2	97.3	131.5

	193.7	207.9	238.5
Total beginning of period reserves	403.4	389.4	432.8

Incurred losses and LAE:
Direct Operations (Mt. McKinley)
CIP settlements (2)	57.6	29.8	15.4
Actively managed	(0.6)	1.1	30.9
Remaining high profile insureds (2)	(39.3)	97.5	6.8
Losses Ceded to Prupac	(79.3)	(61.1)	(19.6)
Other direct exposures	8.5	2.8	(2.6)
IBNR	80.5	(9.7)	(25.9)

	27.4	60.4	5.0
Reinsurance Operations (Everest Re)
Reported Losses	60.3	27.0	34.3
IBNR	(37.5)	(27.1)	(34.3)

	22.8	(0.1)	--
Total incurred losses and LAE	50.2	60.3	5.0

Paid losses:
Direct Operations (Mt. McKinley)
CIP settlements	23.7	3.8	4.2
Actively managed	5.2	23.7	7.2
Remaining high profile insureds	3.8	1.5	0.5
Other direct exposures	0.6	3.1	5.9

	33.4	32.1	17.9
Reinsurance Operations (Everest Re)	0.3	14.2	30.5
Total paid losses	33.7	46.3	48.4

End of period reserves:
Direct Operations (Mt. McKinley)
CIP settlements (2)	99.3	65.4	39.4
Actively managed	(0.0)	5.9	28.5
Remaining high profile insureds (2)	89.7	132.8	36.8
Losses Ceded to Prupac	(160.0)	(80.7)	(19.6)
Other direct exposures	9.4	1.5	1.8
IBNR	165.3	84.8	94.5

	203.7	209.7	181.5
Reinsurance Operations (Everest Re)
Case reserves	183.5	123.5	110.7
IBNR	32.7	70.2	97.3

	216.2	193.7	207.9
Total end of period reserves (4) (5)	419.9	$403.4	$389.4

(1) Some totals may not reconcile due to rounding.
(2) Under CIP agreements, payments depend upon the insured's actual claims experience and may be subject to annual caps or other controls on the rate of payment. During 2003, one claim and corresponding reserves were transferred from high profiled insureds to CIP.
(3) Actively Managed means that Mt. McKinley is managing the defense of claims against the insured.
(4) Net liabilities represent Everest Re's inception-to-date losses and Mt. McKinley's losses since its acquisition in 2000.
(5) Includes $232.0 million ceded to and collected from The Prudential as part of the Company's stop loss protection resulting from the initial public offering in 1995.

3 Year Survival Ratio	9.8
3 Year Survival Ratio excluding stop loss	13.6
3 Year Survival Ratio excluding CIP, actively managed & stop loss	23.8

The Company’s net three year survival ratio on its asbestos exposures was 9.8 years for the period ended December 31, 2003. This three year survival ratio when adjusted to exclude the effect of the reinsurance ceded under the stop loss cover from Prupac was 13.6 years, and when adjusted to exclude the CIP, actively managed reserves, and the stop loss cession to Prupac was 23.8 years.

Shareholders’ Equity. The Company’s shareholders’ equity increased to $3,164.9 million as of December 31, 2003 from $2,368.6 million as of December 31, 2002, principally reflecting $426.0 million of net income in 2003, $316.8 million in net proceeds from Group’s offering of 4.5 million common shares in April 2003, an increase of $36.4 million in net unrealized appreciation of investments, and a $22.2 million increase in foreign currency translation, partially offset by $19.6 million in shareholder dividends. The Company’s shareholders’ equity increased to $2,368.6 million as of December 31, 2002 from $1,720.5 million as of December 31, 2001, principally reflecting $346.3 million in net proceeds from Group’s offering of 5.0 million common shares in February 2002, $231.3 million of net income in 2002 and an increase of $104.2 million in net unrealized appreciation of investments, partially offset by $22.9 million in repurchases of 450,000 shares and $16.3 million in shareholder dividends. Dividends of $19.6 million, $16.3 million and $12.9 million were declared and paid by the Company in 2003, 2002 and 2001, respectively. At December 31, 2003, 1.73 million shares remained under the existing repurchase authorization.

Liquidity and Capital Resources

Capital.     The Company’s business operations are in part dependent on the Company’s financial strength, and the market’s perception thereof, as measured by shareholders’ equity, which was $3,164.9 million and $2,368.6 million at December 31, 2003 and 2002, respectively. The Company has flexibility with respect to capitalization as the result of its perceived financial strength, including its financial strength ratings as assigned by independent rating agencies, and its access to the debt and equity markets. The Company continuously monitors its capital and financial position, as well as investment and security market conditions, both in general and with respect to the Company’s securities, and responds accordingly.

The Company filed a shelf registration statement on Form S-3 with the SEC that provides for the issuance of up to $975 million of securities. Generally, under this shelf registration statement, Group is authorized to issue common shares, preferred shares, debt securities, warrants and hybrid securities, Holdings is authorized to issue debt securities and Everest Re Capital Trust II and III are authorized to issue trust preferred securities. The registration statement was declared effective by the SEC on December 22, 2003.

On July 30, 2002, the Company filed a shelf registration statement on Form S-3 with the SEC, providing for the issuance of up to $475.0 million of securities. Generally, under this shelf registration statement, Group was authorized to issue common shares, preferred shares, debt securities, warrants and hybrid securities, Holdings was authorized to issue debt securities and Capital Trust was authorized to issue trust preferred securities. This shelf registration statement became effective on September 26, 2002. The following securities were issued pursuant to that registration statement.

o	In November 2002, pursuant to a trust agreement between Holdings and JPMorgan Chase Bank, the property trustee, and Chase Manhattan Bank USA, the Delaware trustee, Capital Trust completed a public offering of $210.0 million of 7.85% trust preferred securities, resulting in net proceeds of $203.4 million. The proceeds of the issuance were used to purchase $210 million of 7.85% junior subordinated debt securities of Holdings that will be held in trust by the property trustee for the benefit of the holders of the trust preferred securities. Holdings used the proceeds from the sale of the junior subordinated debt principally for capital contributions to its operating subsidiaries.

o	On April 23, 2003, the Company expanded the size of the remaining shelf registration to $318 million by filing a Post-Effective Amendment under Rule 462(b) of the Securities Act of 1933, as amended, and General Instruction IV of Form S-3 promulgated there under. On the same date, the Company issued 4,480,135 of its common shares at a price of $70.75 per share, which resulted in $317.0 million in proceeds, before expenses of approximately $0.2 million. This transaction effectively exhausted the September 26, 2002 shelf registration.

Capital Trust will redeem all of the outstanding trust preferred securities when the junior subordinated debt securities are paid at maturity on November 15, 2032. Holdings may elect to redeem the junior subordinated debt securities, in whole or in part, at any time after November 14, 2007. If such an early redemption occurs, the outstanding trust preferred securities would also be proportionately redeemed.

Distributions on the trust preferred securities are cumulative and are paid quarterly in arrears. Distributions relating to the trust preferred securities for the years ended December 31, 2003 and 2002 were $16.5 million and $2.1 million, respectively.

On November 7, 2001, the Company filed a shelf registration statement on Form S-3 with the SEC, providing for the issuance of up to $575.0 million of common equity. On February 27, 2002, the Company completed an offering of 5,000,000 of its common shares at a price of $69.25 per share, which resulted in $346.3 million of proceeds before expenses of approximately $0.5 million related to the offering. The Company has used the net proceeds for working capital and general corporate purposes. On October 2, 2002, the Company filed a Post-Effective Amendment to this registration statement that removed the remaining securities from registration.

On March 14, 2000, Holdings completed public offerings of $200.0 million principal amount of 8.75% senior notes due March 15, 2010 and $250.0 million principal amount of 8.5% senior notes due March 15, 2005. During 2000, the net proceeds of these offerings and additional funds were distributed by Holdings to Group. Interest expense incurred in connection with these senior notes was $38.9 million for the years ended December 31, 2003, 2002 and 2001.

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

The Company’s liquidity requirements are met on both a short and long-term basis by funds provided by premiums collected, investment income, collected reinsurance receivable balances and the sale and maturity of investments, together with the availability of funds under the Company’s revolving credit facility. The Company’s net cash flows from operating activities were $1,653.8 million at December 31, 2003, $736.1 million for December 31, 2002 and $406.0 million for December 31, 2001. The increase in net cash flows from operations for 2003 compared with 2002 was primarily due to the growth in business coupled with favorable underwriting results. Additionally, these cash flows included net tax payments of $52.6 million, $10.0 million and $24.9 million for December 31, 2003, 2002 and 2001, respectively; catastrophe loss payments of $96.0 million, $62.0 million and $32.5 million for December 31, 2003, 2002 and 2001, respectively, and net derivative settlement payments of $3.9 million, $39.5 million and $1.5 million for December 31, 2003, 2002 and 2001, respectively. The increase in net cash flows from operations from 2002 to 2003 was primarily due to the growth in business coupled with favorable underwriting results.

Management believes that net cash flows from operating activities are generally consistent with expectations given the Company’s large increase in premium volume and investment portfolio. Premiums are generally collected over the policy period, which is typically one year. However, claims related to the policies will be paid out over numerous years. This is particularly true for casualty business. The Company is not able to predict how long this favorable premium volume trend will be sustained.

In addition to its net cash flows from operating activities, the Company’s investment portfolio, through normal portfolio activities, provides substantial additional liquidity. Proceeds from sales, calls and maturities and cost of investment asset acquisitions were $2,127.2 million and $4,144.2 million, respectively, for December 31, 2003, compared to $2,822.1 million and $3,929.7 million, respectively, for December 31, 2002 and $1,492.2 million and $1,767.4 million, respectively, for December 31, 2001.

Effective October 10, 2003, Holdings entered into a new three year, $150.0 million senior revolving credit facility with a syndicate of lenders, replacing the December 21, 1999, three year senior revolving credit facility, which expired on December 19, 2003. Both the October 10, 2003 and December 21, 1999 senior revolving credit agreements, which have similar terms, are referred to as the “Credit Facility”. Wachovia Bank is the administrative agent for the Credit Facility. The Credit Facility is used for liquidity and general corporate purposes. The Credit Facility provides for the borrowing of up to $150.0 million with interest at a rate selected by Holdings equal to either (1) the Base Rate (as defined below) or (2) an adjusted London InterBank Offered Rate (“LIBOR”) plus a margin. The Base Rate is the higher of the rate of interest established by Wachovia Bank from time to time as its prime rate or the Federal Funds rate plus 0.5% per annum. The amount of margin and the fees payable for the Credit Facility depend upon Holdings’ senior unsecured debt rating.

The Credit Facility requires Holdings to maintain a debt to capital ratio of not greater than 0.35 to 1, Holdings to maintain a minimum interest coverage ratio of 2.5 to 1 and Everest Re to maintain its statutory surplus at $1.0 billion plus 25% of future aggregate net income and 25% of future aggregate capital contributions. As of December 31, 2003, the Company was in compliance with these covenants.

During the year ended December 31, 2003, Holdings made no payments on and had no borrowings under the Credit Facility. During the years ended December 31, 2002 and 2001, Holdings made payments on the Credit Facility of $80.0 million and $152.0 million, respectively. During the years ended December 31, 2002 and 2001, Holdings had new Credit Facility borrowings of $45.0 million and $22.0 million, respectively. As of December 31, 2003 and 2002, Holdings had outstanding Credit Facility borrowings of $70.0 million. Interest expense incurred in connection with these borrowings was $1.4 million, $3.5 million and $7.1 million for the years ended December 31, 2003, 2002 and 2001, respectively.

The Company’s cash flow activity in 2003 included $317.0 million of new investable cash resulting from Group’s offering of common shares in April. The cash flow activity in 2002 included $346.3 million of new investable cash resulting from Group’s offering of common shares in February and $210.0 million of new investable cash from Capital Trust’s issuance of trust preferred securities in November.

The Company has arrangements available for the issue of letters of credit, which letters are generally collateralized by the Company’s cash or investments and which are generally used to collateralize reinsurance assumed by Bermuda Re from jurisdictions where collateralization is generally required for the ceding company to receive credit for such reinsurance recoverables from its principal regulator. Bermuda Re and Everest International also used trust arrangements to provide collateralization to ceding companies including affiliates. The Company generally avoids providing collateral except where required for ceding companies to receive credit from their regulators. At December 31, 2003, $246.2 million of letters of credit were issued and outstanding under these arrangements and substantially all were related to Bermuda Re and Everest Re’s U.K. branch. Additionally, at December 31, 2003, $254.0 million of assets were deposited in trust accounts.

Exposure to Catastrophes. As with other reinsurers, the Company’s operating results and financial condition can be adversely affected by volatile and unpredictable natural and other disasters, such as hurricanes, windstorms, earthquakes, floods, fires and explosions. Any such catastrophic event could generate insured losses in one or many of the Company’s treaties or lines of business, including property and/or casualty exposures. Although the Company attempts to limit its exposure to acceptable levels, including through the purchase of reinsurance when considered to be cost effective, it is possible that an actual catastrophic event or multiple catastrophic events could have a material adverse effect on the financial condition, results of operations and cash flows of the Company.

The Company employs various techniques, including licensed software modeling, to assess its accumulated exposure. Such techniques are inherently more difficult to apply to non-property exposures. Accumulated exposures with respect to catastrophe losses are generally summarized in terms of the probable maximum loss (“PML”). The Company defines PML as its anticipated maximum loss, taking into account contract limits, caused by a single catastrophe affecting a broad contiguous geographic area, such as that caused by a hurricane or earthquake of such a magnitude that it is expected to occur once in every 100 years.

Management believes that the Company’s greatest catastrophe exposure world wide from any single event is to a European windstorm where the Company estimates it has a pre-tax PML exposure of $430 million. The Company further estimates that its greatest pre-tax U.S. PML exposure, which relates to an earthquake affecting the west coast, including workers’ compensation exposure is $404 million. The second largest U.S. exposure relates to a hurricane affecting the east coast with a PML of $302 million. There can be no assurance that the Company will not experience losses from one or more catastrophic events that exceed, perhaps by a substantial amount, its estimated PML.

The Company employs a retrocessional approach under which the Company may purchase reinsurance to cover specific business written or exposure accumulations or as a corporate level retrocessional program covering the potential accumulation or aggregation of exposures across some or all of the Company’s operations. All reinsurance purchasing decisions consider both the potential coverage and market conditions with respect to the pricing, terms, conditions and availability of such coverage, with the aim of securing cost effective protection. The level of reinsurance coverage varies over time, reflecting the underwriter’s and/or Company’s view of the changing dynamics of both the underlying exposure and the reinsurance markets.

If a single catastrophe were to occur that resulted in $430 million of gross losses and ALAE in 2004 (an amount equivalent to the Company’s PML including its property and workers’ compensation exposures), management estimates that the effect on the Company’s income before and after taxes would be approximately $430 million and $335 million, respectively. Such impact represents approximately 10.6% of the Company’s beginning of year capital.

For 2002, 2003 and thus far in 2004, the Company has chosen not to purchase corporate retrocessional protection and to generally de-emphasize the purchase of specific reinsurance by its underwriters reflecting the Company’s view that its exposures in the context of its capital and financial position do not warrant reinsurance purchases at current price levels. For 1999, 2000 and 2001, the Company purchased accident year aggregate excess of loss retrocession coverage, which provided up to $175.0 million of recoveries per accident year if Everest Re’s consolidated statutory basis accident year loss ratio exceeded a loss ratio attachment point provided in the contract for the respective accident years. Each arrangement provided for an adjustment premium, which reduces the net benefit by approximately 50%, in the event that the coverage is used. There are no remaining limits available under these coverages. See ITEM 1, “Business — Risk Management and Retrocession Arrangements” for further details.

Contractual Obligations. The following table shows the Company's contractual obligations for the year ended December 31, 2003:

(Dollars in millions)	Payments due by period

		Less than			More than 5
Contractual obligations	Total	1 year	1-3 years	3-5 years	years

8.5% Senior notes due	$250.0	$--	$250.0	$--	$--
8.75% Senior notes due	200.0	--	--	--	200.0
Revolving credit agreement	70.0	70.0	--	--	--
Trust preferred securities	210.0	--	--	--	210.0
Operating lease agreements	36.9	5.5	16.0	9.3	6.1

Total	$766.9	$75.5	$266.0	$9.3	$416.1

The majority of these contractual obligations are the responsibility of Holdings. While the Company has sufficient cash flow, liquidity, investments and access to capital markets to settle these obligations, Holdings is dependent upon dividends from Everest Re, its operating insurance subsidiary, capital contributions from Group or access to the capital markets for funding. Management is of the opinion that financial resources are or will be readily available to settle these obligations.

Dividends

During 2003, 2002 and 2001, the Company declared and paid shareholder dividends of $19.6 million, $16.3 million and $12.9 million, respectively. As an insurance holding company, the Company is partially dependent on dividends and other permitted payments from its subsidiaries to pay cash dividends to its shareholders. The payment of dividends to Group by Holdings and to Holdings by Everest Re is subject to Delaware regulatory restrictions and the payment of dividends to Group by Bermuda Re is subject to Bermuda insurance regulatory restrictions. Management expects that, absent significant catastrophe losses, such restrictions should not affect Everest Re’s ability to declare and pay dividends sufficient to support Holdings’ general corporate needs and Holdings’ and Bermuda Re’s ability to declare and pay dividends sufficient to support Group’s general corporate needs. For the years ended December 31, 2003, 2002 and 2001, Everest Re paid dividends to Holdings of $45 million, $85 million and $115 million, respectively to Holdings. See ITEM 1, “Business – Regulatory Matters – Dividends” and Note 14A of Notes to Consolidated Financial Statements.

Market Sensitive Instruments

The SEC’s Financial Reporting Release #48 requires registrants to clarify and expand upon the existing financial statement disclosure requirements for derivative financial instruments, derivative commodity instruments, and other financial instruments (collectively, “market sensitive instruments”). The Company does not enter into market sensitive instruments for trading purposes.

The Company’s current investment strategy seeks to maximize after-tax income through a high quality, diversified, taxable and tax-preferenced fixed maturity portfolio, while maintaining an adequate level of liquidity. The Company’s mix of taxable and tax-preferenced investments is adjusted continuously, consistent with its current and projected operating results, market conditions, and the Company’s tax position. The fixed maturities in the investment portfolio are comprised of non-trading available for sale securities. Additionally, the Company invests in equity securities, which it believes will enhance the risk-adjusted total return of the investment portfolio. The Company has also engaged in a small number of credit default swaps and specialized equity options.

The overall investment strategy considers the scope of present and anticipated Company operations. In particular, estimates of the financial impact resulting from non-investment asset and liability transactions, together with the Company’s capital structure and other factors, are used to develop a net liability analysis. This analysis includes estimated payout characteristics for which the investments of the Company provide liquidity. This analysis is considered in the development of specific investment strategies for asset allocation, duration and credit quality. The change in overall market sensitive risk exposure principally reflects the asset changes that took place during the year, including the acquisition of interest only strips in which market value increases as interest rates rise and decreases as interest rates fall. The addition of these securities to the portfolio has reduced the impact of interest rate shift on the entire portfolio.

The Company’s $9,314.8 million investment portfolio is principally comprised of fixed maturity securities that are subject to interest rate risk and foreign currency rate risk, and equity securities that are subject to equity price risk. The impact of these risks on the investment portfolio is generally mitigated by changes in the value of operating assets and liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity portfolio, including short-term investments, due to change in market interest rates. In a declining interest rate environment, it includes prepayment risk on the $1,383.3 million of mortgage-backed securities in the $8,726.9 million fixed maturity portfolio. Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The tables below display the potential impact of market value fluctuations and after-tax unrealized appreciation on the fixed maturity portfolio as of December 31, 2003 and 2002 based on parallel 200 basis point shifts in interest rates up and down in 100 basis point increments. For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually. To generate appropriate price estimates on mortgage-backed securities, changes in prepayment expectations under different interest rate environments are taken into account. For legal entities with a non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios. All amounts are in U.S. dollars and are presented in millions. In general, the reduced volatility is attributable to the Company’s investments in interest only strips, the effect of which was to reduce overall portfolio duration and therefore sensitivity to interest rate moves.

2003
Interest Rate Shift in Basis Points

	-200	-100	0	100		200

Total Market Value	$9,858.7	$9,353.9	$8,878.7	$8,483.5		$8,004.1
Market Value Change from Base
(%)	11.0%	5.4%	0.0%	(4	.5)%	(9	.9)%
Change in Unrealized
Appreciation After-tax from
Base ($)	$713.2	$341.9	$--	$(290.2)		$(643.8)

2002
Interest Rate Shift in Basis Points

	-200	-100	0	100		200

Total Market Value	$7,985.3	$7,480.3	$6,949.0	$6,541.4		$6,116.2
Market Value Change from Base
(%)	14.9%	7.7%	0.0%	(6	.3)%	(12	.0)%
Change in Unrealized
Appreciation After-tax from
Base ($)	$764.8	$401.8	$--	$(313.5)		$(604.0)

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

The tables below display the potential impact of a parallel 20% increase and decrease in foreign exchange rates on the valuation of invested assets subject to foreign currency exposure in 10% increments as of December 31, 2003 and 2002. This analysis includes the after-tax impact of translation from transactional currency to functional currency as well as the after-tax impact of translation from functional currency to the U.S. dollar reporting currency. The growth in exposure between 2003 and 2002 principally arises from increases in the level of foreign currency investments, which are generally commensurate with changes in the Company’s mix of business. All amounts are in U.S. dollars and are presented in millions.

2003
Change in Foreign Exchange Exchange Rates in Percent

	-20%	-10%	0%	10%	20%

Total After-tax Foreign
Exchange Exposure	$(78.5)	$(42.1)	$--	$46.2	$95.4

2002
Change in Foreign Exchange Exchange Rates in Percent

	-20%	-10%	0%	10%	20%

Total After-tax Foreign
Exchange Exposure	$(44.5)	$(24.3)	$--	$26.7	$56.8

Equity risk is the potential change in market value of the common stock and preferred stock portfolios arising from changing equity prices. The Company invests in high quality common and preferred stocks that are traded on the major exchanges in the U.S. and funds investing in such securities. The primary objective in managing the equity portfolio is to provide long-term capital growth through market appreciation and income.

The tables below display the impact on market value and after-tax unrealized appreciation of a 20% change in equity prices up and down in 10% increments as of December 31, 2003 and 2002. The growth in exposure is primarily due to the growth in the equity portfolio. All amounts are in U.S. dollars and are presented in millions.

2003
Change in Equity Values in Percent

	-20%	-10%	0%	10%	20%

Market Value of the Equity Portfolio	$118.3	$133.1	$147.9	$162.7	$177.5
After-tax Change in Unrealized Appreciation
	$(16.5)	$(8.3)	$--	$8.3	$16.5

2002
Change in Equity Values in Percent

	-20%	-10%	0%	10%	20%

Market Value of the Equity Portfolio	$38.0	$42.7	$47.5	$52.2	$57.0
After-tax Change in Unrealized Appreciation
	$(6.2)	$(3.1)	$--	$3.1	$6.2

Although not considered material in the context of the Company’s aggregate exposure to market sensitive instruments, the Company has issued five specialized equity put options based on the Standard & Poor’s 500 (“S&P 500”) index that are market sensitive and sufficiently unique to warrant supplemental disclosure.

During 2001, the Company sold five specialized equity put options based on the S&P 500 index for total consideration, net of commission, of $16.9 million. These contracts each have a single exercise date, with maturities ranging from 18 to 30 years and strike prices ranging from $1,141.21 to $1,540.63. No amounts will be payable under these contracts if the S&P 500 index is at or above the strike price on the exercise dates. If the S&P 500 index is lower than the strike price on the applicable exercise date, the amount due will vary proportionately with the percentage the index is below the strike price. Based on historical index volatilities and trends and the December 31, 2003 index value, the Company estimates the probability for each contract of the S&P 500 index being below the strike price on the exercise date is less than 4.4%. The theoretical maximum payouts under the contracts would occur if on each of the exercise dates the S&P 500 index value were zero.

As these specialized equity put options are derivatives within the framework of FAS 133, the Company is required to report the fair value of these instruments on its balance sheet and record any changes to fair value in its statement of operations. The Company has recorded fair values for its obligations on these specialized equity put options at December 31, 2003 and December 31, 2002 of $16.5 million and $22.4 million, respectively; however, the Company does not believe that the ultimate settlement of these transactions is likely to require a payment that would exceed the initial consideration received or any payment at all.

As there is no active market for these instruments, the determination of their fair value is based on an industry accepted option-pricing model, which requires estimates and assumptions, including those regarding volatility and expected rates of return.

The table below estimates the impact of potential movements in interest rates and the S&P 500 index, which are the principal factors affecting fair value of these instruments, looking forward from the fair value at December 31, 2003 and 2002. These are estimates and there can be no assurances regarding future market performance. The asymmetrical results of the interest rate and S&P 500 index shifts reflect that the liability cannot fall below zero whereas it can increase to its theoretical maximum.

As of December 31, 2003
S & P 500 Index Put Options Obligation – Sensitivity Analysis
(Dollars in millions)

Interest Rate Shift in Basis Points:	-100		-50		0	50	100

Total Market Value	$26.8		$21.1		$16.5	$12.9	$10.0
Market Value Change from Base (%)	(61	.8)%	(27	.6)%	0.0%	22.1%	39.7%

S & P Index Shift in Points:	-200		-100		0	100	200

Total Market Value	$23.2		$19.5		$16.5	$14.1	$12.1
Market Value Change from Base (%)	(40	.1)%	(18	.0)%	0.0%	14.7%	26.9%

Combined Interest Rate / S & P Index Shift:	-100/-200		-50/-100		0/0	50/100	100/200

Total Market Value	$36.2		$24.7		$16.5	$10.9	$7.1
Market Value Change from Base (%)	(118	.7)%	(49	.2)%	0.0%	34.1%	57.3%

As of December 31, 2002
S & P 500 Index Put Options Obligation – Sensitivity Analysis
(Dollars in millions)

Interest Rate Shift in Basis Points:	-100		-50		0	50	100

Total Market Value	$35.6		$28.3		$22.4	$17.6	$13.7
Market Value Change from Base (%)	(59	.0)%	(26	.5)%	0.0%	21.4%	38.6%

S & P Index Shift in Points:	-200		-100		0	100	200

Total Market Value	$32.6		$26.9		$22.4	$18.8	$15.9
Market Value Change from Base (%)	(45	.3)%	(20	.0)%	0.0%	16.1%	29.1%

Combined Interest Rate / S & P Index Shift:	-100/-200		-50/-100		0/0	50/100	100/200

Total Market Value	$49.5		$33.7		$22.4	$14.6	$9.4
Market Value Change from Base (%)	(121	.1)%	(50	.2)%	0.0%	34.7%	58.2%

Safe Harbor Disclosure

This report contains forward-looking statements within the meaning of the U.S. federal securities laws. The Company intends these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the federal securities laws. In some cases, these statements can be identified by the use of forward-looking words such as “may”, “will”, “should”, “could”, “anticipate”, “estimate”, “expect”, “plan”, “believe”, “predict”, “potential” and “intend”. Forward-looking statements contained in this report include information regarding the Company’s reserves for losses and LAE, the adequacy of the Company’s provision for uncollectible balances, estimates of the Company’s catastrophe exposure, the effects of catastrophic events on the Company’s financial statements, the ability of Everest Re, Holdings and Bermuda Re to pay dividends and the settlement costs of the Company’s specialized equity put options. Forward-looking statements only reflect the Company’s expectations and are not guarantees of performance. These statements involve risks, uncertainties and assumptions. Actual events or results may differ materially from the Company’s expectations. Important factors that could cause actual events or results to be materially different from the Company’s expectations include those discussed below under the caption “Risk Factors”. The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Risk Factors

The following risk factors, in addition to the other information provided in this report, should be considered when evaluating the Company. If the circumstances contemplated by the individual risk factors materialize, the Company’s business, financial condition or results of operations could be materially and adversely affected and the trading price of the Company’s common shares could decline significantly.

Risks Relating to the Company’s Business

The Company’s results could be adversely affected by catastrophic events.

Like all insurance and reinsurance companies, the Company is exposed to unpredictable catastrophic events, including weather-related and other natural catastrophes, as well as war and acts of terrorism. Any material reduction in the Company’s operating results caused by the occurrence of one or more catastrophes could inhibit its ability to pay dividends or to meet its interest and principal payment obligations. The Company defines a catastrophe as an event that causes a pre-tax loss on property exposures of at least $5.0 million and has an event date of January 1, 1998 or later. By way of illustration, during the past five calendar years, pre-tax catastrophe losses, net of contract specific reinsurance but before cessions under corporate reinsurance programs, were as follows:

Calendar year	Pre-tax catastrophe losses

1999	$45.9 million
2000	$13.9 million
2001	$222.6 million
2002	$30.2 million
2003	$36.8 million

If the Company’s loss reserves are inadequate to meet its actual losses, net income would be reduced or it could incur a loss.

The Company is required to maintain reserves to cover its estimated ultimate liability of losses and loss adjustment expenses for both reported and unreported claims incurred. These reserves are only estimates of what the Company believes the settlement and administration of claims will cost based on facts and circumstances known to it. In setting reserves for its reinsurance liabilities, the Company relies on claim data supplied by its ceding companies and brokers. This information is not always timely or accurate and can result in inaccurate loss projections. Because of the uncertainties that surround estimating loss reserves and LAE, the Company cannot be certain that ultimate losses will not exceed these estimates of losses and loss adjustment reserves. If the Company’s reserves are insufficient to cover its actual losses and loss adjustment expenses, the Company would have to augment its reserves and incur a charge to its earnings. These charges could be material. By way of illustration, during the past five calendar years, the reserve re-estimation process affected the Company’s net income in the following manner:

Calendar year	Effect on pre-tax net income

1999	$35.4 million increase
2000	$7.8 million decrease
2001	no change
2002	$140.1 million decrease
2003	$256.9 million decrease

See ITEM 1, “Business — Changes in Historical Reserves,” which provides a more detailed chart showing the effect of reserve re-estimates on calendar year operating results for the past ten years.

The difficulty in estimating the Company’s reserves is increased because loss reserves include reserves for potential A&E liabilities. A&E liabilities are especially hard to estimate for many reasons, including the long waiting periods between exposure and manifestation of any bodily injury or property damage, difficulty in identifying the source of the asbestos or environmental contamination, long reporting delays and difficulty in properly allocating liability for the asbestos or environmental damage. Legal tactics and judicial and legislative developments affecting the scope of insurers’ liability, which can be difficult to predict, also contribute to uncertainties in estimating reserves for A&E liabilities.

The failure to accurately assess underwriting risk could reduce the Company’s net income or increase the Company’s net loss.

The Company’s success depends on its ability to accurately assess the risks associated with the businesses on which the risk is retained. If the Company fails to accurately assess the risks it retains, it may fail to establish adequate premium rates to cover its losses and LAE. This could reduce the Company’s net income and even result in an operating loss. Losses may arise from events or exposures that are not anticipated when the coverage is priced. An example of an unanticipated event is the September 11 attacks. The Company’s loss from those attacks, after reinsurance and taxes, was $75 million. Neither the magnitude of loss on a single line of business nor the combined impact on several lines of business from an act of terrorism on such a large scale was contemplated when the Company priced its coverages. In addition to unanticipated events, the Company also faces the unanticipated expansion of its exposures, particularly in long-tail liability lines. An example of this is the ongoing expansion of the scope of insurers’ legal liability for A&E exposures discussed above.

Decreases in pricing for property and casualty reinsurance and insurance could reduce the Company’s net income.

The Company writes primarily property and casualty reinsurance and insurance. The worldwide reinsurance and insurance businesses are highly competitive, yet cyclical by product and market. These cycles, as well as other business, economic and societal trends that influence aggregate supply and demand for property and casualty insurance and reinsurance products, are outside of the Company’s control. The phase of the industry cycle that prevailed from 1987 through 1999 was characterized by increasingly competitive global market conditions across most lines of business, leading to decreasing prices and broadening contract terms, which in turn had a negative impact on insurers’ financial results and eroded the industry capital base. These trends resulted from a number of factors, including the emergence of significant reinsurance capacity in Bermuda, changes in the Lloyd’s market, consolidation and increased capital levels in the insurance and reinsurance industries and the emergence of new reinsurance and financial products addressing traditional exposures in alternative fashions. This industry cycle began to reverse in 2000, when the industry entered a period of firming prices, more restrictive terms and conditions and tightened coverage availability across most classes and markets. These new trends were intensified and accelerated by losses from the September 11 attacks, which reduced industry capacity and were of sufficient magnitude to cause most insurers to reassess their capital position, tolerance for risk, exposure control mechanisms and the pricing terms and conditions at which they are willing to take on risk. Additional contributing factors included deteriorating investment market conditions and results and renewed concerns regarding longer-term industry-specific issues, such as A&E exposures. Although the industry is currently in a favorable phase of the pricing cycle, the Company cannot assure that this favorable phase will continue. Many of the factors that contributed to decreasing prices during the prior phase of the cycle continue to exist and new and unanticipated factors could emerge. Any significant decrease in pricing for property and casualty insurance or reinsurance could reduce the Company’s ability to write business profitably and reduce its net income. Further discussion of competition issues can be found in ITEM 1, “Business – Competition”.

If rating agencies downgrade their ratings of the Company’s insurance subsidiaries, future prospects for growth and profitability could be significantly and adversely affected.

The Company’s insurance company subsidiaries, other than Mt. McKinley and Everest International, currently hold an “A+ (“Superior”)” financial strength rating from A.M. Best. Everest Re, Bermuda Re and Everest National hold an “AA– (“Very Strong”)” financial strength rating from Standard & Poor’s. Everest Re and Bermuda Re hold an “Aa3 (“Excellent”)” financial strength rating from Moody’s Financial strength ratings are used by insurers and reinsurance and insurance intermediaries as an important means of assessing the financial strength and quality of reinsurers. In addition, an unfavorable rating or the lack of a rating of its reinsurers may adversely affect the rating of a company purchasing reinsurance. A downgrade or withdrawal of any of these ratings might adversely affect, the Company’s ability to market its insurance products and could have a material and adverse effect on future prospects for growth and profitability. During the last five years, no active subsidiary of the Company has experienced a credit rating downgrade. However, the Company cannot assure that no credit downgrade will ever occur in the future. Consistent with market practice, roughly 20% to 30% of the Company’s treaty reinsurance business allows the ceding company to terminate the contract or seek collateralization of the Company’s obligations in the event of a rating downgrade below a certain threshold. The termination provision would generally be triggered only if a rating fell below A.M. Best’s A- rating level, which is three levels below Everest Re’s current rating of A+. Everest Re also has more modest exposure to reinsurance contracts that contain provisions for obligatory funding of outstanding liabilities in the event of a rating agency downgrade. That provision would also generally be triggered only if Everest Re’s rating fell below A.M. Best’s A- rating level.

The Company’s reinsurers may not satisfy their obligations.

The Company is subject to credit risk with respect to its reinsurers because the transfer of risk to a reinsurer does not relieve it of its liability to the insured. In addition, reinsurers may be unwilling to pay the Company even though they are able to do so. The failure of one or more of the Company’s reinsurers to honor their obligations to it in a timely fashion would impact its cash flow and reduce its net income and could cause it to incur a significant loss.

If the Company is unable or chooses not to purchase reinsurance and transfer risk to reinsurers, its net income could be reduced or it could incur a net loss in the event of an unusual loss experience.

The Company is generally less reliant on the purchase of reinsurance than many of its competitors, in part because of its strategic emphasis on underwriting discipline and management of the cycles inherent in its business. The Company tries to separate its risk taking process from its risk mitigation process in order to avoid developing too great a reliance on reinsurance. Thus, the Company generally evaluates, underwrites, selects and prices its products prior to consideration of reinsurance. However, the Company’s underwriters generally consider purchasing reinsurance with respect to specific insurance contracts or programs, and its senior management generally considers purchasing reinsurance with respect to its overall operations, where reinsurance is deemed prudent from a risk mitigation perspective or is expected to have a positive cost/benefit relationship. Since the Company generally purchases reinsurance only when it expects a net benefit, the percentage of business that it reinsures, as indicated in the chart below, varies considerably from year to year, depending on its view of the relationship between cost and expected benefit for the contract period.

	2003	2002	2001	2000	1999

Percentage of ceded
written premiums to
gross written premiums	5.6%	7.3%	16.8%	12.0%	4.1%

Changes in the availability and cost of reinsurance, which are subject to market conditions that are outside of the Company’s control, have thus reduced to some extent its ability to use reinsurance to tailor the risks it assumes on a contract or program basis or to mitigate or balance exposures across its reinsurance operations. Because the Company has reduced its level of reinsurance purchases, its net income could be reduced in the event of a large unreinsured event or adverse overall experience.

The Company’s industry is highly competitive and it may not be able to compete successfully in the future.

The Company’s industry is highly competitive and has experienced significant price competition over most of the last decade. In addition, a number of new well-capitalized competitors have entered the market recently, and the Company expects to face further competition from new market entrants in the future. The Company competes globally in the U.S., Bermuda and other international markets. According to the 2003 edition of Standard & Poor’s special report on the global reinsurance industry, there are 240 reinsurance organizations operating worldwide, from 41 countries. Market share is largely concentrated within the top 25 groups, one of which is the Company. The Company considers the 15 groups that have financial strength ratings generally comparable to or above it’s rating to be its primary competitors. The leaders in this market are Munich Re, Swiss Re, Berkshire Hathaway, Hannover Re and Employers Re. Some of these competitors have greater financial resources than the Company does, have been operating for longer than the Company has and have established long-term and continuing business relationships throughout the industry, any of which can be a significant competitive advantage. In addition, the Company expects to face further competition in the future and may not be able to compete successfully in the future.

The Company is dependent on its key personnel.

The Company’s success has been, and will continue to be, dependent on the ability to retain the services of existing key executive officers and to attract and retain additional qualified personnel in the future. The loss of the services of any key executive officer or the inability to hire and retain other highly qualified personnel in the future could adversely affect the ability of the Company to conduct business. Generally, the Company considers key executive officers to be those individuals who have the greatest influence in setting overall policy and controlling operations: Chairman and Chief Executive Officer, Joseph V. Taranto (age 55), President and Chief Operating Officer, Thomas J. Gallagher (age 55), and Executive Vice President and Chief Financial Officer, Stephen L. Limauro (age 52). Of those three officers, the Company only has an employment contract with Mr. Taranto. That contract has been previously filed with the SEC and was most recently amended on April 18, 2003 to extend Mr. Taranto’s term of employment from March 31, 2004 until March 31, 2006. The Company is not aware that any of the above three officers are planning to leave the company or retire in the near future. The Company does not maintain any key employee insurance on any of its employees.

Special considerations apply to the Company’s Bermuda operations. Under Bermuda law, non-Bermudians, other than spouses of Bermudians and individuals holding permanent resident certificates, are not permitted to engage in any gainful occupation in Bermuda without a work permit issued by the Bermuda government. A work permit is only granted or extended if the employer can show that, after a proper public advertisement, no Bermudian, spouse of a Bermudian or individual holding a permanent resident certificate is available who meets the minimum standards for the position. The Bermuda government has announced a policy that places a six-year term limit on individuals with work permits, subject to specified exemptions for persons deemed to be key employees. Currently, all four of the Company’s Bermuda-based professional employees who require work permits have been granted permits by the Bermuda government that expire at various times between July 2004 and May 2006. This includes Peter J. Bennett, the chief executive officer of the Company’s Bermuda reinsurance operation. In the event his work permit were not renewed, the Company could lose his services, thereby adversely affecting its ability to conduct its business in Bermuda until it was able to replace him with an individual in Bermuda who did not require a work permit or who was granted the permit.

The value of the Company’s investment portfolio and the investment income it receives from that portfolio could decline as a result of market fluctuations and economic conditions.

A significant portion of the Company’s investment portfolio consists of fixed income securities and a smaller portion consists of equity securities. Both the fair market value of these assets and the investment income from these assets fluctuate depending on general economic and market conditions. For example, the fair market value of the Company’s fixed income securities generally increases or decreases in an inverse relationship with fluctuations in interest rates. The fair market value of its fixed income securities can also decrease as a result of any downturn in the business cycle that causes the credit quality of those securities to deteriorate. The net investment income that the Company realizes from future investments in fixed income securities will generally increase or decrease with interest rates. Interest rate fluctuations also can cause net investment income from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, to differ from the income anticipated from those securities at the time of purchase. In addition, if issuers of individual investments are unable to meet their obligations, investment income will be reduced and realized capital losses may arise. Because all of the Company’s securities are classified as available for sale, changes in the market value of its securities are reflected in its financial statements. Similar treatment is not available for liabilities. As a result, a decline in the value of the securities in the Company’s portfolio could reduce its net income or cause it to incur a loss. The following table quantifies the portion of the Company’s investment portfolio that consists of fixed income securities, equity securities and investments that carry prepayment risk.

(Dollars in thousands)
As of
Type of Security	December 31, 2003

Fixed income:
Mortgage-backed securities	$1,383,331
Other asset-backed	257,225

Total asset-backed	1,640,556
Other fixed income	7,086,330

Total fixed income	8,726,886
Equity securities	147,885
Other invested assets	103,359
Cash and short-term investments	336,712

Total Investments and Cash	$9,314,842

Further discussion of market-sensitive instruments can be found in ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Sensitive Instruments”.

The Company may experience foreign currency exchange losses.

The Company’s functional currency is the U.S. dollar. However, the Company writes a portion of its business in currencies other than U.S. dollars. During the year ended December 31, 2003, the Company wrote approximately 26.1% of its reinsurance coverages in currencies other than U.S. dollars. The Company also maintains a portion of its investment portfolio in investments denominated in currencies other than U.S. dollars. As of December 31, 2003, the Company maintained approximately 11% of its investment portfolio in investments denominated in currencies other than U.S. dollars. Consequently, quarterly exchange rate fluctuations may have a material impact on the Company’s quarterly net income. During 2003, 2002, 2001, the impact on the Company’s quarterly pre-tax net income from exchange rate fluctuations ranged from a loss of $3.6 million to a gain of $7.8 million. Further discussion of foreign currency rate risk can be found in ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Sensitive Instruments”.

Risks Relating to Regulation

Insurance laws and regulations restrict the Company’s ability to operate and any failure to comply with those laws and regulations could have a material adverse effect on its business.

The Company is subject to extensive regulation under U.S., state and foreign insurance laws. These laws limit the amount of dividends that can be paid to the Company by its operating subsidiaries, impose restrictions on the amount and type of investments that the Company can hold, prescribe solvency standards that must be met and maintained and require the Company to maintain reserves. These laws also require disclosure of material intercompany transactions and require prior approval of “extraordinary” transactions. These “extraordinary” transactions include declaring dividends from operating subsidiaries that exceed statutory thresholds. These laws also generally require approval of changes of control of insurance companies. The application of these laws could affect the Company’s liquidity and ability to pay dividends, interest and other payments on securities, as applicable, and could restrict the ability to expand business operations through acquisitions of new insurance subsidiaries. In addition, the Company cannot assure that it will have or can maintain all required licenses and approvals or that its business fully complies with the wide variety of applicable laws and regulations or the relevant authority’s interpretation of the laws and regulations. If the Company does not have the requisite licenses and approvals or does not comply with applicable regulatory requirements, the insurance regulatory authorities could preclude or temporarily suspend the Company from carrying on some or all activities or monetarily penalize the Company. These types of actions could have a material adverse effect on the Company’s business. To date, no material fine, penalty or restriction has been imposed on the Company for failure to comply with any insurance law or regulation.

Regulatory challenges in the U.S. could adversely affect the ability of Bermuda Re to conduct business.

Bermuda Re does not intend to be licensed or admitted as an insurer or reinsurer in any U.S. jurisdiction. Under current law, Bermuda Re generally will be permitted to reinsure U.S. risks from its office in Bermuda without obtaining those licenses. However, the insurance and reinsurance regulatory framework has become subject to increased scrutiny. In the past, there have been congressional and other initiatives in the U.S. regarding increased supervision and regulation of the insurance industry, including proposals to supervise and regulate reinsurers domiciled outside the U.S. If Bermuda Re were to become subject to any insurance laws of the U.S. or any U.S. state at any time in the future, it might be required to post deposits or maintain minimum surplus levels and might be prohibited from engaging in lines of business or from writing types of policies. Complying with those laws could have a material adverse effect on the Company’s ability to conduct business in the Bermuda market.

Bermuda Re may need to be licensed or admitted in additional jurisdictions to develop its business.

As Bermuda Re’s business develops, it will monitor the need to obtain licenses in jurisdictions other than Bermuda in order to comply with applicable law or to be able to engage in additional insurance-related activities. In addition, Bermuda Re may be at a competitive disadvantage in jurisdictions where it is not licensed or does not enjoy an exemption from licensing relative to competitors that are so licensed or exempt from licensing. Bermuda Re may not be able to obtain any additional licenses that it determines are necessary or desirable. Furthermore, the process of obtaining those licenses is often costly and may take a long time.

Bermuda Re’s ability to write reinsurance may be severely limited if it is unable to arrange for security to back its reinsurance.

Many jurisdictions do not permit insurance companies to take credit for reinsurance obtained from unlicensed or non-admitted insurers on their statutory financial statements without appropriate security. Bermuda Re’s reinsurance clients typically require it to post a letter of credit or enter into other security arrangements. If Bermuda Re is unable to obtain or maintain a letter of credit facility on commercially acceptable terms or is unable to arrange for other types of security, its ability to operate its business may be severely limited. If Bermuda Re defaults on any letter of credit that it obtains, it may be required to prematurely liquidate a substantial portion of its investment portfolio and other assets pledged as collateral.

Risks Relating to the Company’s Securities

Because of the Company’s holding company structure, its ability to pay dividends, interest and principal is dependent on its receipt of dividends, loan payments and other funds from its subsidiaries.

The Company and Holdings are holding companies, each of whose most significant assets consists of the stock of their operating subsidiaries. As a result, each of the Company’s and Holdings’ ability to pay dividends, interest or other payments on its securities in the future will depend on the earnings and cash flows of the operating subsidiaries and the ability of the subsidiaries to pay dividends or to advance or repay funds to it. This ability is subject to general economic, financial, competitive, regulatory and other factors beyond the Company’s control. Payment of dividends and advances and repayments from some of the operating subsidiaries are regulated by U.S., state and foreign insurance laws and regulatory restrictions, including minimum solvency and liquidity thresholds. Accordingly, the operating subsidiaries may not be able to pay dividends or advance or repay funds to the Company and Holdings in the future, which could prevent it from paying dividends, interest or other payments on its securities.

Provisions in the Company’s bye-laws could have an anti-takeover effect, which could diminish the value of its common shares.

The Company’s bye-laws contain provisions that may entrench directors and make it more difficult for shareholders to replace directors even if the shareholders consider it beneficial to do so. In addition, these provisions could delay or prevent a change of control that a shareholder might consider favorable. The effect of these provisions could be to prevent a shareholder from receiving the benefit from any premium over the market price of our common shares offered by a bidder in a potential takeover. Even in the absence of an attempt to effect a change in management or a takeover attempt, these provisions may adversely affect the prevailing market price of our common shares if they are viewed as discouraging takeover attempts in the future.

For example, the Company’s bye-laws contain the following provisions that could have an anti-takeover effect:

•	election of directors is staggered, meaning that the members of only one of three classes of directors are selected each year;

•	shareholders have limited ability to remove directors;

•	the total voting power of any shareholder owning more than 9.9% of the common shares will be reduced to 9.9% of the total voting power of the common shares;

•	the board of directors may decline to register any transfer of common shares if it has reason to believe that the transfer would result in:

•	any person that is not an investment company beneficially owning more than 5.0% of any class of the issued and outstanding share capital of the Company,

•	any person holding controlled shares in excess of 9.9% of any class of the issued and outstanding share capital of the Company, or

•	any adverse tax, regulatory or legal consequences to the Company, any of its subsidiaries or any of its shareholders;

•	the Company also has the option to redeem or purchase all or part of a shareholder’s common shares to the extent the board of directors determines it is necessary or advisable to avoid or cure any adverse or potential adverse consequences if:

•	any person that is not an investment company beneficially owns more than 5.0% of any class of the issued and outstanding share capital of the Company,

•	any person holds controlled shares in excess of 9.9% of any class of the issued and outstanding share capital of the Company, or

•	share ownership by any person may result in adverse tax, regulatory or legal consequences to the Company, any of its subsidiaries or any other shareholder.

Applicable insurance laws may also have an anti-takeover effect.

Before a person can acquire control of a U.S. insurance company, prior written approval must be obtained from the insurance commissioner of the state where that insurance company is domiciled. Prior to granting approval of an application to acquire control of a domestic insurance company, a state insurance commissioner will consider such factors as the financial strength of the applicant, the integrity and competence of the applicant’s board of directors and executive officers, the acquiror’s plans for changes to the insurance company’s board of directors and executive officers, the acquiror’s plans for the future operations of the insurance company and any anti-competitive results that may arise from the consummation of the acquisition of control. Because any person who acquired control of the Company would thereby acquire indirect control of its insurance company subsidiaries in the U.S., the insurance change of control laws of Delaware, Arizona, California and Georgia would apply to such a transaction. This could have the effect of delaying or even preventing such a change of control.

Investors in the Company may have more difficulty in protecting their interests than investors in a U.S. corporation.

The Companies Act 1981 of Bermuda (the “Companies Act”), differs in material respects from the laws applicable to U.S. corporations and their shareholders. The following is a summary of material differences between the Companies Act, as modified in some instances by provisions of the Company’s bye-laws, and Delaware corporate law that could make it more difficult for investors in the Company to protect their interests than investors in a U.S. corporation. Because the following statements are summaries, they do not address all aspects of Bermuda law that may be relevant to the Company and its shareholders.

        Alternate Directors. The Company’s bye-laws provide, as permitted by Bermuda law, that each director may appoint an alternate director, who shall have the power to attend and vote at any meeting of the board of directors or committee at which that director is not personally present and to sign written consents in place of that director. Delaware law does not provide for alternate directors.

        Committees of the Board of Directors. The Company’s bye-laws provide, as permitted by Bermuda law, that the board of directors may delegate any of its powers to committees that the board appoints, and those committees may consist partly or entirely of non-directors. Delaware law allows the board of directors of a corporation to delegate many of its powers to committees, but those committees may consist only of directors.

        Interested Directors. Bermuda law and the Company’s bye-laws provide that if a director has a personal interest in a transaction to which the company is also a party and if the director discloses the nature of this personal interest at the first opportunity, either at a meeting of directors or in writing to the directors, then the company will not be able to declare the transaction void solely due to the existence of that personal interest and the director will not be liable to the Company for any profit realized from the transaction. In addition, after a director has made the declaration of interest referred to above, he or she is allowed to be counted for purposes of determining whether a quorum is present and to vote on a transaction in which he or she has an interest, unless disqualified from doing so by the chairman of the relevant board meeting. Under Delaware law, a corporation may be able to declare a transaction with an interested director to be void unless one of the following conditions is fulfilled:

•	the material facts as to the interested director’s relationship or interests are disclosed or are known to the board of directors and the board in good faith authorizes the transaction by the affirmative vote of a majority of the disinterested directors,

•	the material facts are disclosed or are known to the shareholders entitled to vote on the transaction and the transaction is specifically approved in good faith by the holders of a majority of the voting shares or

•	the transaction is fair to the corporation as of the time it is authorized, approved or ratified.

Under Delaware law, an interested director could be held liable for a transaction in which that director derived an improper personal benefit.

        Transactions with Significant Shareholders. As a Bermuda company, the Company may enter into business transactions with its significant shareholders, including asset sales, in which a significant shareholder receives, or could receive, a financial benefit that is greater than that received, or to be received, by other shareholders with prior approval from the Company’s board of directors but without obtaining prior approval from the shareholders. In the case of an amalgamation, in which two or more companies join together and continue as a single company, a resolution of shareholders approved by a majority of at least 75% of the votes cast is required in addition to the approval of the board of directors, except in the case of an amalgamation with and between wholly-owned subsidiaries. If the Company were a Delaware corporation, any business combination with an interested shareholder (which, for this purpose, would include mergers and asset sales of greater than 10% of the Company’s assets that would otherwise be considered transactions in the ordinary course of business) within a period of three years from the time the person became an interested shareholder would require prior approval from shareholders holding at least 66 2/3% of the Company’s outstanding common shares not owned by the interested shareholder, unless the transaction qualified for one of the exemptions in the relevant Delaware statute or the Company opted out of the statute. For purposes of the Delaware statute, an “interested shareholder” is generally defined as a person who together with that person’s affiliates and associates owns, or within the previous three years did own, 15% or more of a corporation’s outstanding voting shares.

    Takeovers.        Under Bermuda law, if an acquiror makes an offer for shares of a company and, within four months of the offer, the holders of not less than 90% of the shares that are the subject of the offer tender their shares, the acquiror may give the nontendering shareholders notice requiring them to transfer their shares on the terms of the offer. Within one month of receiving the notice, dissenting shareholders may apply to the court objecting to the transfer. The burden is on the dissenting shareholders to show that the court should exercise its discretion to enjoin the transfer. The court will be unlikely to do this unless there is evidence of fraud or bad faith or collusion between the acquiror and the tendering shareholders aimed at unfairly forcing out minority shareholders. Under another provision of Bermuda law, the holders of 95% of the shares of a company (the “acquiring shareholders”) may give notice to the remaining shareholders requiring them to sell their shares on the terms described in the notice. Within one month of receiving the notice, dissenting shareholders may apply to the court for an appraisal of their shares. Within one month of the court’s appraisal, the acquiring shareholders are entitled either to acquire all shares involved at the price fixed by the court or cancel the notice given to the remaining shareholders. If shares were acquired under the notice at a price below the court’s appraisal price, the acquiring shareholders must either pay the difference in price or cancel the notice and return the shares thus acquired to the shareholder, who must then refund the purchase price. There are no comparable provisions under Delaware law.

        Inspection of Corporate Records. Members of the general public have the right to inspect the public documents of the Company available at the office of the Registrar of Companies and the Company’s registered office, both in Bermuda. These documents include the memorandum of association, which describes the Company’s permitted purposes and powers, any amendments to the memorandum of association and documents relating to any increase or reduction in the Company’s authorized share capital. Shareholders of the Company have the additional right to inspect the Company’s bye-laws, minutes of general meetings of shareholders and audited financial statements that must be presented to the annual general meeting of shareholders. The register of shareholders of the Company also is open to inspection by shareholders without charge, and to members of the public for a fee. the Company is required to maintain its share register at its registered office in Bermuda. The Company also maintains a branch register in the offices of its transfer agent in the U.S., which is open for public inspection as required under the Companies Act. The Company is required to keep at its registered office a register of its directors and officers that is open for inspection by members of the public without charge. However, Bermuda law does not provide a general right for shareholders to inspect or obtain copies of any other corporate records. Under Delaware law, any shareholder may inspect or obtain copies of a corporation’s shareholder list and its other books and records for any purpose reasonably related to that person’s interest as a shareholder.

        Shareholder’s Suits. The rights of shareholders under Bermuda law are not as extensive as the rights of shareholders under legislation or judicial precedent in many U.S. jurisdictions. Class actions and derivative actions are generally not available to shareholders under the laws of Bermuda. However, the Bermuda courts ordinarily would be expected to follow English case law precedent, which would permit a shareholder to bring an action in the name of the Company to remedy a wrong done to the Company where the act complained of is alleged to be beyond the corporate power of the Company or illegal or would result in the violation of the Company’s memorandum of association or bye-laws. Furthermore, the court would give consideration to acts that are alleged to constitute a fraud against the minority shareholders or where an act requires the approval of a greater percentage of the Company’s shareholders than actually approved it. The winning party in an action of this type generally would be able to recover a portion of attorneys’ fees incurred in connection with the action. Under Delaware law, class actions and derivative actions generally are available to stockholders for breach of fiduciary duty, corporate waste and actions not taken in accordance with applicable law. In these types of actions, the court has discretion to permit the winning party to recover its attorneys’ fees.

        Limitation of Liability of Directors and Officers. the Company’s bye-laws provide that the Company and its shareholders waive all claims or rights of action that they might have, individually or in the right of the Company, against any director or officer for any act or failure to act in the performance of that director’s or officer’s duties. However, this waiver does not apply to claims or rights of action that arise out of fraud or dishonesty. This waiver may have the effect of barring claims arising under U.S. federal securities laws. Under Delaware law, a corporation may include in its certificate of incorporation provisions limiting the personal liability of its directors to the corporation or its stockholders for monetary damages for many types of breach of fiduciary duty. However, these provisions may not limit liability for any breach of the duty of loyalty, acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law, the authorization of unlawful dividends, stock repurchases or stock redemptions, or any transaction from which a director derived an improper personal benefit. Moreover, these provisions would not be likely to bar claims arising under U.S. federal securities laws.

        Indemnification of Directors and Officers. the Company’s bye-laws provide that the Company shall indemnify its directors or officers to the full extent permitted by law against all actions, costs, charges, liabilities, loss, damage or expense incurred or suffered by them by reason of any act done, concurred in or omitted in the conduct of the Company’s business or in the discharge of their duties. Under Bermuda law, this indemnification may not extend to any matter involving fraud or dishonesty of which a director or officer may be guilty in relation to the company, as determined in a final judgment or decree not subject to appeal. Under Delaware law, a corporation may indemnify a director or officer who becomes a party to an action, suit or proceeding because of his position as a director or officer if (1) the director or officer acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the corporation and (2) if the action or proceeding involves a criminal offense, the director or officer had no reasonable cause to believe his or her conduct was unlawful.

        Enforcement of Civil Liabilities. The Company is organized under the laws of Bermuda. Some of its directors and officers may reside outside the U.S. A substantial portion of the Company’s assets are or may be located in jurisdictions outside the U.S. A person may not be able to effect service of process within the U.S. on directors and officers of the Company and those experts who reside outside the U.S. A person also may not be able to recover against them or the Company on judgments of U.S. courts or to obtain original judgments against them or the Company in Bermuda courts, including judgments predicated upon civil liability provisions of the U.S. federal securities laws.

    Dividends.        Bermuda law does not allow a company to declare or pay a dividend, or make a distribution out of contributed surplus, if there are reasonable grounds for believing that the company, after the payment is made, would be unable to pay its liabilities as they become due, or that the realizable value of the company’s assets would be less, as a result of the payment, than the aggregate of its liabilities and its issued share capital and share premium accounts. The share capital account represents the aggregate par value of the company’s issued shares, and the share premium account represents the aggregate amount paid for issued shares over and above their par value. Under Delaware law, subject to any restrictions contained in the company’s certificate of incorporation, a company may pay dividends out of the surplus or, if there is no surplus, out of net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Surplus is the amount by which the net assets of a corporation exceed its stated capital. Delaware law also provides that dividends may not be paid out of net profits at any time when stated capital is less than the capital represented by the outstanding stock of all classes having a preference upon the distribution of assets.

Risks Relating to Taxation

If U.S. tax law changes, the Company’s net income may be reduced.

In the last few years, some members of Congress have expressed concern about U.S. corporations that move their place of incorporation to low-tax jurisdictions. Also, some members of Congress have expressed concern over a competitive advantage that foreign-controlled insurers and reinsurers may have over U.S. controlled insurers and reinsurers due to the purchase of reinsurance by U.S. insurers from affiliates operating in some foreign jurisdictions, including Bermuda. Legislation has recently been proposed in Congress that would increase the U.S. tax burden on so-called “inverting” companies and increase the U.S. tax burden on related-party reinsurance transactions. The Company does not know whether this legislation or any similar legislation will ever be enacted into law. If it were enacted, the U.S. tax burden on the Company’s Bermuda operations, or on some business ceded from its licensed U.S. insurance subsidiaries to some offshore reinsurers, could be increased. This could reduce the Company’s net income.

The Company and/or Bermuda Re may be subject to U.S. corporate income tax, which would reduce the Company’s net income.

The income of Bermuda Re is a significant portion of the Company’s worldwide income from operations. The Company has established guidelines for the conduct of its Bermuda operations that are designed to ensure that Bermuda Re is not engaged in the conduct of a trade or business in the U.S. Based on its compliance with those guidelines, the Company believes that Bermuda Re should not be required to pay U.S. corporate income tax, other than withholding tax on U.S. source dividend income. However, if the Internal Revenue Service (“IRS”) successfully contended that Bermuda Re was engaged in a trade or business in the U.S., Bermuda Re would be required to pay U.S. corporate income tax on any income that is subject to the taxing jurisdiction of the U.S., and possibly the U.S. branch profits tax. Even if the IRS successfully contended that Bermuda Re was engaged in a U.S. trade or business, the U.S.-Bermuda tax treaty would preclude the IRS from taxing Bermuda Re’s income except to the extent that its income were attributable to a permanent establishment maintained by that subsidiary. The Company does not believe that Bermuda Re has a permanent establishment in the U.S. If the IRS successfully contended that Bermuda Re did have income attributable to a permanent establishment in the U.S., it would be subject to U.S. tax on that income.

The Company conducts its Barbados operations in a manner designed to minimize its U.S. tax exposure. Based on its compliance with guidelines designed to ensure that it generates only immaterial amounts, if any, of income that is subject to the taxing jurisdiction of the U.S., the Company believes that it should be required to pay only immaterial amounts, if any, of U.S. corporate income tax, other than withholding tax on U.S. source dividend income. However, if the IRS successfully contended that the Company had material amounts of income that is subject to the taxing jurisdiction of the U.S., it would be required to pay U.S. corporate income tax on that income, and possibly the U.S. branch profits tax. Even if the IRS successfully contended that the Company had material amounts of income that is subject to the taxing jurisdiction of the U.S., the U.S.-Barbados tax treaty would preclude the IRS from taxing its income, except to the extent that its income was attributable to a permanent establishment maintained by it in the U.S. The Company does not believe that it has material amounts of income attributable to a permanent establishment in the U.S. If the IRS successfully contended, however, that the Company did have income attributable to a permanent establishment in the U.S., it would be subject to U.S. tax on that income.

If Bermuda Re became subject to U.S. income tax on its income or if it became subject to U.S. income tax on more than immaterial amounts of income, its income could also be subject to the U.S. branch profits tax. In that event, the Company and Bermuda Re would be subject to taxation at a higher combined effective rate than if they were organized as U.S. corporations. The combined effect of the 35% U.S. corporate income tax rate and the 30% branch profits tax rate is a net tax rate of 54.5%. The imposition of these taxes would reduce the Company’s net income.

The Organization for Economic Cooperation and Development and the European Union are considering measures that might increase the Company’s taxes and reduce our net income.

A number of multinational organizations, including the Organization for Economic Cooperation and Development (the “OECD”), the European Union, the Financial Action Task Force and the Financial Stability Forum (the “FSF”), have all recently identified some countries as not participating in adequate information exchange, engaging in harmful tax practices or not maintaining adequate controls to prevent corruption, such as money laundering activities. The OECD has threatened non-member jurisdictions that do not agree to cooperate with the OECD with punitive sanctions by OECD member countries, though specific sanctions have yet to be adopted by OECD member countries. It is as yet unclear as to what these sanctions will be, who will adopt them and when or if they will be imposed. On April 18, 2002, the OECD published a list of “uncooperative tax havens,” which are those jurisdictions from whom the OECD has not received commitments to the OECD’s principles of regulatory and tax transparency and effective exchange of information. The governments of both Bermuda and Barbados have made these commitments. As a result, neither Bermuda nor Barbados is currently listed as an uncooperative tax haven. However, it is possible that the OECD could change its view in the future and decide to list Bermuda or Barbados as an uncooperative tax haven, or that one of the other multinational organizations could take a different view from the OECD and decide to recommend sanctions against Bermuda or Barbados. Any sanctions imposed on Bermuda or Barbados could increase the Company’s taxes and reduce its net income. In addition, the Company is not able to predict what changes will arise from the commitments given to the OECD by the governments of Bermuda and Barbados or whether those changes will subject it to additional taxes.

The Company and/or Bermuda Re may become subject to Bermuda tax, which would reduce the Company’s net income.

The Company and Bermuda Re currently are not subject to income or capital gains taxes in Bermuda. Both companies have received an assurance from the Bermuda Minister of Finance under The Exempted Undertakings Tax Protection Act 1966 of Bermuda to the effect that if any legislation is enacted in Bermuda that imposes any tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then that tax will not apply to them or to any of the Company’s operations or its shares, debentures or other obligations until March 28, 2016. This assurance does not prevent the application of any of those taxes to persons ordinarily resident in Bermuda and does not prevent the imposition of any tax payable in accordance with the provisions of The Land Tax Act 1967 of Bermuda or otherwise payable in relation to any land leased to the Company or Bermuda Re. There are currently no procedures for extending these assurances. As a result, the Company and Bermuda Re could be subject to taxes in Bermuda after March 28, 2016, which could reduce the Company’s net income.

The Company may become subject to Barbados tax, which would reduce the Company’s net income.

The Company has obtained an international business company license under the Barbados International Business Companies Act, 1991-24. Based on this license, the Company is entitled to special tax benefits, including a preferred rate of tax on profits and gains and an exemption from withholding tax in respect of any dividends, interest, royalties, fees or management fees deemed to be paid to another international business company or to a person not resident in Barbados. the Company also has obtained from the Ministry of Economic Development a fifteen year guarantee in accordance with Section 27 of the International Business Companies Act with regards to its continued eligibility for this preferred status. This guarantee is applicable until 2014 and is subject to negative resolution, which means that this guarantee can be revoked at any time. In addition, there are currently no procedures for extending this guarantee. As a result, the Company could be ineligible for these benefits after that period or earlier if the guarantee is revoked, which could reduce the Company’s net income.

The Company’s net income will be reduced if U.S. excise and withholding taxes are increased.

Bermuda Re is subject to an excise tax on reinsurance and insurance premiums it collects with respect to risks located in the U.S. In addition, Bermuda Re may be subject to withholding tax on dividend income from U.S. sources. These taxes could increase and other taxes could be imposed in the future on Bermuda Re’s business, which could reduce the Company’s net income.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

See “Market Sensitive Instruments” in ITEM 7.

ITEM 8. Financial Statements and Supplementary Data

The financial statements and schedules listed in the accompanying Index to Financial Statements and Schedules on page F-1 are filed as part of this report.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting (each as defined in Rule 13a-15 under the Securities Exchange Act of 1934) and concluded that (i) the Company’s disclosure controls and procedures were effective as of December 31, 2003 and (ii) no change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

Reference is made to the sections captioned “Election of Directors”, “Information Concerning Nominees”, “Information Concerning Continuing Directors and Executive Officers”, “Compliance with Section 16(a) of the Exchange Act” and “Code of Ethics for CEO and Senior Financial Officers” in the Company’s proxy statement for the 2004 Annual General Meeting of Shareholders, which will be filed with the Commission within 120 days of the close of the Company’s fiscal year ended December 31, 2003 (the “Proxy Statement”), which sections are incorporated herein by reference.

ITEM 11. Executive Compensation

Reference is made to the sections captioned “Directors’ Compensation” and “Compensation of Executive Officers” in the Proxy Statement, which are incorporated herein by reference, except that the Compensation Committee Report and the Performance Graph are not so incorporated.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Reference is made to the sections captioned “Common Share Ownership by Directors and Executive Officers”, “Principal Holders of Common Shares” and “Equity Compensation Plans” in the Proxy Statement, which are incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions

Reference is made to the section captioned “Certain Transactions with Directors” in the Proxy Statement, which is incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services

Reference is made to the section captioned “Audit Committee Report” in the Proxy Statement, which is incorporated herein by reference.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Financial Statements and Schedules

The financial statements and schedules listed in the accompanying Index to Financial Statements and Schedules on page F-1 are filed as part of this report.

Exhibits

The exhibits listed on the accompanying Index to Exhibits on page E-1 are filed as part of this report except that the certifications in Exhibit 32 are being furnished to the SEC, rather than filed with the SEC, as permitted under applicable SEC rules.

Reports on Form 8-K

A report on Form 8-K dated October 20, 2003 was filed on October 20, 2003 reporting the third quarter earnings for Everest Re Group, Ltd.

83

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 12, 2004.

EVEREST RE GROUP, LTD.

/s/ JOSEPH V. TARANTO
Joseph V. Taranto
Chairman and Chief
Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ JOSEPH V. TARANTO	Chairman and Chief Executive Officer	March 12, 2004
and Director (Principal Executive Officer)

/s/ STEPHEN L. LIMAURO	Executive Vice President and Chief Financial	March 12, 2004
Stephen L. Limauro	Officer (Principal Financial Officer)

/s/ KEITH T. SHOEMAKER	Comptroller (Principal Accounting Officer)	March 12, 2004
Keith T. Shoemaker

/s/MARTIN ABRAHAMS	Director	March 12, 2004
Martin Abrahams

/s/KENNETH J. DUFFY	Director	March 12, 2004
Kenneth J. Duffy

/s/JOHN R. DUNNE	Director	March 12, 2004

John R. Dunne
/s/THOMAS J. GALLAGHER	Director	March 12, 2004
Thomas J. Gallagher

/s/WILLIAM F. GALTNEY, JR.	Director	March 12, 2004
William F. Galtney, Jr

/s/JOHN A. WEBER	Director	March 12, 2004
John A. Weber

INDEX TO EXHIBITS

   Exhibit No. Page

2.1	Agreement and Plan of Merger among Everest Reinsurance Holdings, Inc., Everest Re Group, Ltd. and Everest Re Merger Corporation, incorporated herein by reference to Exhibit 2.1 to the Registration Statement on Form S-4 (No. 333-87361)

3.1	Memorandum of Association of Everest Re Group, Ltd., incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-4 (No. 333-87361)

3.2	Bye-Laws of Everest Re Group, Ltd., incorporated herein by reference to Exhibit 3.2 to the Everest Re Group, Ltd. Annual Report on Form 10-K for the year ended December 31, 1999 (the “1999 10-K”)

4.1	Specimen Everest Re Group, Ltd. common share certificate, incorporated herein by reference to Exhibit 4.1 of the Registration Statement on Form S-4 (No. 333-87361)

4.2	Indenture, dated March 14, 2000, between Everest Reinsurance Holdings, Inc. and The Chase Manhattan Bank, as Trustee, incorporated herein by reference to Exhibit 4.1 to Everest Reinsurance Holdings, Inc. Form 8-K filed on March 15, 2000

4.3	First Supplemental Indenture relating to the 8.5% Senior Notes due March 15, 2005, dated March 14, 2000, between Everest Reinsurance Holdings, Inc. and The Chase Manhattan Bank, as Trustee, incorporated herein by reference to Exhibit 4.2 to Everest Reinsurance Holdings, Inc. Form 8-K filed on March 15, 2000

4.4	Second Supplemental Indenture relating to the 8.75% Senior Notes due March 15, 2010, dated March 14, 2000, between Everest Reinsurance Holdings, Inc. and The Chase Manhattan Bank, as Trustee, incorporated herein by reference to Exhibit 4.3 to the Everest Reinsurance Holdings, Inc. Form 8-K filed on March 15, 2000

4.5	Junior Subordinated Indenture, dated November 14, 2002, between Everest Reinsurance Holdings, Inc. and JPMorgan Chase Bank as Trustee, incorporated herein by reference to Exhibit 4.5 to the Registration Statement on Form s-3 (No. 333-106595)

4.6	First Supplemental Indenture relating to Holdings 7.85% Junior Subordinated Debt Securities due November 15, 2032, dated as of November 14, 2002, among Holdings, Group and JPMorgan Chase Bank, as Trustee, incorporated herein by reference to Exhibit 10.2 to Everest Re Group, Ltd. Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (the “second quarter 2003 10-Q”)

4.7	Amended and Restated Trust Agreement of Everest Re Capital Trust, dated as of November 14, 2002, incorporated herein by reference to Exhibit 10.1 to the second quarter 2003 10-Q

4.8	Guarantee Agreement, dated as of November 14, 2002, between Holdings and JPMorgan Chase Bank, incorporated herein by reference to Exhibit 10.3 to the second quarter 2003 10-Q

4.9	Expense Agreement, dated as of November 14, 2002, between Holdings and Everest Re Capital Trust, incorporated herein by reference to Exhibit 10.4 to the second quarter 2003 10-Q

*10.1	Everest Re Group, Ltd. Annual Incentive Plan effective January 1, 1999, incorporated herein by reference to Exhibit 10.1 to Everest Reinsurance Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 1998 (the “1998 10-K”)

*10.2	Everest Re Group, Ltd. Amended 1995 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.3 to Everest Reinsurance Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 1995 (the “1995 10-K”)

*10.3	Everest Re Group, Ltd. 1995 Stock Option Plan for Non-Employee Directors, incorporated herein by reference to Exhibit 4.3 to the Registration Statement on Form S-8 (No. 333-05771)

*10.4	Resolution adopted by Board of Directors of Everest Reinsurance Holdings, Inc. on April 1, 1999 awarding stock options to outside Directors, incorporated herein by reference to Exhibit 10.25 to Everest Reinsurance Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (the “second quarter 1999 10-Q”)

*10.5	Resolution adopted by the Board of Directors of Everest Reinsurance Holdings, Inc. on February 23, 2000 awarding stock options to outside Directors, incorporated herein by reference to Exhibit 10.8 to the 1999 10-K

*10.6	Form of Non-Qualified Stock Option Award Agreement to be entered into between Everest Re Group, Ltd. and participants in the 1995 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.15 to the 1995 10-K

*10.7	Form of Restricted Stock Agreement to be entered into between Everest Re Group, Ltd. and participants in the 1995 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.16 to the 1995 10-K

*10.8	Form of Stock Option Agreement (Version 1) to be entered into between Everest Re Group, Ltd. and participants in the 1995 Stock Option Plan for Non-Employee Directors, incorporated herein by reference to Exhibit 10.17 to the 1995 10-K

*10.9	Form of Stock Option Agreement (Version 2) to be entered into between Everest Re Group, Ltd. and participants in the 1995 Stock Option Plan for Non-Employee Directors, incorporated herein by reference to Exhibit 10.18 to the 1995 10-K

*	10.10 Form of Stock Option Agreement for Non-Employee Directors, incorporated herein by reference to Exhibit 10.34 to the 1999 10-K

*10.11	Deferred Compensation Plan, as amended, for certain U.S. employees of Everest Re Group, Ltd. and its participating subsidiaries incorporated herein by reference to Exhibit 10.20 to the 1998 10-K

*10.12	Senior Executive Change of Control Plan, incorporated herein by reference to Exhibit 10.24 to Everest Reinsurance Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 1998

*10.13	Executive Performance Annual Incentive Plan adopted by stockholders on May 20, 1999, incorporated herein by reference to Exhibit 10.26 to the second quarter 1999 10-Q

*10.14	Employment Agreement with Joseph V. Taranto executed on July 15, 1998, incorporated herein by reference to Exhibit 10.21 to Everest Reinsurance Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (the“second quarter 1998 10-Q”)

*10.15	Amendment of Employment Agreement by and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc., Everest Re Group, Ltd. and Joseph V. Taranto dated February 15, 2000, incorporated herein by reference to Exhibit 10.29 to the 1999 10-K

*10.16	Change of Control Agreement with Joseph V. Taranto effective July 15, 1998, incorporated herein by reference to Exhibit 10.22 to the second quarter 1998 10-Q

*10.17	Amendment of Change of Control Agreement by and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc., Everest Re Group, Ltd. and Joseph V. Taranto dated February 15, 2000, incorporated herein by reference to Exhibit 10.30 to the 1999 10-K

10.18	Credit Agreement Between Everest Reinsurance Holdings, Inc., the Lenders Named Therein and First Union National Bank dated December 21, 1999 providing for a $150 million Senior Revolving Credit Facility, incorporated herein by reference to Exhibit 10.30 to Everest Reinsurance Holdings, Inc. Form 8-K, filed on December 28, 1999

10.19	First Amendment to Credit Agreement dated as of December 21, 1999 between Everest Reinsurance Holdings, Inc., the Lenders named therein and First Union National Bank, incorporated herein by reference to Exhibit 10.19 to the Everest Re Group, Ltd. Annual Report on Form 10-K for the year ended December 31, 2000 (the “2000 10-K”)

10.20	Parent Guaranty dated February 24, 2000 made by Everest Re Group, Ltd. in favor of the Lenders under Everest Reinsurance Holdings, Inc.‘s Credit Facility, incorporated herein by reference to Exhibit 10.33 to the 1999 10-K

10.21	Guarantor Consent dated December 18, 2000 made by Everest Re Group, Ltd. in favor of the Lenders under Everest Reinsurance Holdings, Inc.’s Credit Facility, incorporated herein by reference to Exhibit 10.21 to the 2000 10-K

10.22	Stock Purchase Agreement between The Prudential Insurance Company of America and Everest Reinsurance Holdings, Inc. for the sale of common stock of Gibraltar Casualty Company dated February 24, 2000, incorporated herein by reference to Exhibit 10.32 to the 1999 10-K

10.23	Amendment No. 1 to Stock Purchase Agreement between The Prudential Insurance Company of America and Everest Reinsurance Holdings, Inc. for the sale of common stock of Gibraltar Casualty Company dated August 8, 2000, incorporated herein by reference to Exhibit 10.1 to the Everest Re Group, Ltd. Quarterly Report on Form 10-Q for the quarter ended June 30, 2000

10.24	Proportional Excess of Loss Reinsurance Agreement entered into between Gibraltar Casualty Company and Prudential Property and Casualty Insurance Company, incorporated herein by reference to Exhibit 10.24 to the 2000 10-K

10.25	Guarantee Agreement made by The Prudential Insurance Company of America in favor of Gibraltar Casualty Company, incorporated herein by reference to Exhibit 10.25 to the 2000 10-K

10.26	Lease, effective December 26, 2000 between OTR, an Ohio general partnership, and Everest Reinsurance Company, incorporated herein by reference to Exhibit 10.26 to the 2000 10-K

*	10.27 Amendment of Employment Agreement by and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc., Everest Re Group, Ltd., Everest Global Services, Inc. and Joseph V. Taranto, dated March 30, 2001, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Report on Form 10-Q for the quarter ended March 31, 2001 (the “first quarter 2001 10-Q”)

*	10.28 Amendment of Employment Agreement by and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc., Everest Re Group, Ltd., Everest Global Services, Inc. and Joseph V. Taranto, dated April 20, 2001, incorporated herein by reference to Exhibit 10.2 to the first quarter 2001 10-Q.

*	10.29 Amendment of Change of Control Agreement by and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc., Everest Re Group, Ltd., Everest Global Services, Inc. and Joseph V. Taranto, dated March 30, 2001, incorporated herein by reference to Exhibit 10.3 to the first quarter 2001 10-Q

*	10.30 Resolution adopted by the Board of Directors of Everest Re Group, Ltd. on September 20, 2001 awarding stock options to outside Directors, incorporated herein by reference to Exhibit 10.30 to Everest Re Group, Ltd. Report on Form 10-K for the year ended December 31, 2001 (the “2001 10-K”)

10.31	Second Amendment to Credit Agreement dated as of November 21, 2002 between Everest Reinsurance Holdings, Inc., the Lenders named therein and Wachovia Bank, National Association (formerly known as First Union National Bank), filed herewith

*	10.32 Employment Agreement executed on April 15, 2002, between Peter J. Bennett and Everest Reinsurance (Bermuda), Ltd., filed herewith

*	10.33 Special Employment Agreement executed on March 22, 2002, between Janet J. Burak and Everest Global Services, Inc., filed herewith

*10.34	Everest Re Group, Ltd. 2002 Stock Incentive Plan, incorporated herein by reference to Appendix A to Everest Re Group, Ltd. Proxy Statement in connection with the Annual General Meeting of Shareholders on May 22, 2002

*10.35	Amendment of Employment Agreement by and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc., Everest Re Group, Ltd., Everest Global Services, Inc. and Joseph V. Taranto, dated April 18, 2003, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on April 21, 2003

*10.36	Amendment of Employment Agreement by and among Everest Reinsurance (Bermuda) Ltd. and Peter Bennett, dated April 24, 2003, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Quarterly Report on Form 10-Q for the quarter ended March 31, 2003

*10.37	Everest Re Group, Ltd. 2003 Non-Employee Director Equity Compensation Plan, incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (No. 333-105483)

10.38	Tax Assurance from the Bermuda Minister of Finance, dated September 20, 1999, incorporated herein by reference to Exhibit 10.5 to the second quarter 2003 10-Q

10.39	Guarantee from the Barbados Ministry of Economic Development, dated October 31, 2001, in accordance with Section 27 of the International Business Companies Act, incorporated herein by reference to Exhibit 10.6 to the second quarter 2003 10-Q

10.40	Credit Agreement, dated October 10, 2003, between Everest Reinsurance Holdings, Inc., the lenders named therein and Wachovia Bank, National Association, as administrative agent, providing for a $150.0 million revolving credit facility, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Quarterly Report on Form 10-Q for the quarter ended September 30, 2003

11.1	Statement regarding computation of per share earnings, filed herewith

21.1	Subsidiaries of the registrant, filed herewith

23.1	Consent of PricewaterhouseCoopers LLP, filed herewith

31.1	Section 302 Certification of Joseph V. Taranto

31.2	Section 302 Certification of Stephen L. Limauro

32.1	Section 906 Certification of Joseph V. Taranto and Stephen L. Limauro

__________________________
* Management contract or compensatory plan or arrangement.

Pages
Everest Re Group, Ltd.
Report of Independent Auditors on Financial Statements and Schedules	F-2
Consolidated Balance Sheets at December 31, 2003 and 2002	F-3
Consolidated Statements of Operations and Comprehensive Income for the
Years Ended December 31, 2003, 2002 and 2001	F-4
Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended
December 31, 2003, 2002 and 2001	F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2003,
2002 and 2001	F-6
Notes to Consolidated Financial Statements	F-7

Schedules
I Summary of Investments Other Than Investments in Related Parties at
December 31, 2003	S-1
II Condensed Financial Information of Registrant: Balance Sheets as of December 31, 2003 and 2002	S-2
Statements of Operations for the Years Ended December 31, 2003, 2002, and 2001	S-3
Statements of Cash Flows for the Years Ended December 31, 2003, 2002
and 2001	S-4
III Supplementary Insurance Information as of December 31, 2003 and
2002 and for the Years Ended December 31, 2003, 2002 and 2001	S-5
IV Reinsurance for the Years Ended December 31, 2003, 2002 and 2001	S-6

Report of Independent Auditors

To the Board of Directors and Shareholdersof
Everest Re Group, Ltd.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Everest Re Group, Ltd. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
New York, New York
January 29, 2004

EVEREST RE GROUP, LTD.

CONSOLIDATED BALANCE SHEETS

	December 31,

(Dollars in thousands, except par value per share)	2003	2002

ASSETS:
Fixed maturities - available for sale, at market value
(amortized cost: 2003, $8,357,723; 2002, $6,460,839)	$8,726,886	$6,779,858
Equity securities, at market value (cost: 2003, $139,911; 2002, $56,841)	147,885	47,473
Short-term investments	151,853	169,116
Other invested assets (cost: 2003, $102,742; 2002, $53,887)	103,359	53,856
Cash	184,859	208,830

Total investments and cash	9,314,842	7,259,133
Accrued investment income	113,926	85,959
Premiums receivable	1,047,856	673,377
Reinsurance receivables	1,284,139	1,116,362
Funds held by reinsureds	157,364	121,308
Deferred acquisition costs	333,214	207,416
Prepaid reinsurance premiums	98,384	63,437
Deferred tax asset	145,271	139,176
Other assets	187,981	198,435

TOTAL ASSETS	$12,682,977	$9,864,603

LIABILITIES:
Reserve for losses and adjustment expenses	$6,361,245	$4,905,582
Future policy benefit reserve	205,275	227,925
Unearned premium reserve	1,499,640	872,340
Funds held under reinsurance treaties	385,768	347,360
Losses in the course of payment	11,133	45,511
Contingent commissions	2,135	1,932
Other net payable to reinsurers	46,037	61,244
Current federal income taxes	41,308	(16,696)
8.5% Senior notes due 3/15/2005	249,874	249,780
8.75% Senior notes due 3/15/2010	199,245	199,158
Revolving credit agreement borrowings	70,000	70,000
Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely subordinated debentures ("trust
preferred securities")	210,000	210,000
Accrued interest on debt and borrowings	13,632	13,481
Other liabilities	222,785	308,340

Total liabilities	9,518,077	7,495,957

SHAREHOLDERS' EQUITY:
Preferred shares, par value: $0.01; 50 million shares authorized;
no shares issued and outstanding	--	--
Common shares, par value: $0.01; 200 million shares authorized;
55.7 million shares issued in 2003 and 50.9 million shares
issued in 2002	561	513
Additional paid-in capital	954,658	618,521
Unearned compensation	(5,257)	(340)
Accumulated other comprehensive income, net of
deferred income taxes of $117.5 million in 2003 and
$74.4 million in 2002	280,077	221,542
Retained earnings	1,957,811	1,551,360
Treasury shares, at cost; 0.5 million shares in 2003 and 0.5 million
shares in 2002	(22,950)	(22,950)

Total shareholders' equity	3,164,900	2,368,646

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$12,682,977	$9,864,603

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME

	Years Ended December 31,

(Dollars in thousands, except per share amounts)	2003	2002	2001

REVENUES:
Premiums earned	$3,737,851	$2,273,677	$1,467,477
Net investment income	402,100	350,603	340,441
Net realized capital loss	(38,026)	(50,043)	(22,313)
Net derivative income (expense)	5,851	(14,509)	(12,218)
Other (expense) income	(1,033)	(2,091)	28,158

Total revenues	4,106,743	2,557,637	1,801,545

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	2,600,196	1,629,382	1,209,517
Commission, brokerage, taxes and fees	863,933	551,787	396,797
Other underwriting expenses	94,623	69,916	58,884
Distribuitions related to trust preferred securities	16,485	2,091	--
Interest expense on senior notes	38,931	38,916	38,903
Interest expense on credit facility	1,362	3,501	7,101

Total claims and expenses	3,615,530	2,295,593	1,711,202

INCOME BEFORE TAXES	491,213	262,044	90,343
Income tax expense (benefit)	65,185	30,741	(8,675)

NET INCOME	$426,028	$231,303	$99,018

Other comprehensive income, net of tax	58,535	107,662	41,034

COMPREHENSIVE INCOME	$484,563	$338,965	$140,052

PER SHARE DATA:
Average shares outstanding (000's)	54,023	50,325	46,174
Net income per common share - basic	$7.89	$4.60	$2.14

Average diluted shares outstanding (000's)	55,010	51,139	47,114
Net income per common share - diluted	$7.74	$4.52	$2.10

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Years Ended December 31,

(Dollars in thousands, except share amounts)	2003	2002	2001

COMMON SHARES (shares outstanding):
Balance, beginning of period	50,881,693	46,269,015	46,029,354
Issued during the period	4,795,351	5,062,678	239,661
Treasury shares acquired during the period	--	(450,000)	--

Balance, end of period	55,677,044	50,881,693	46,269,015

COMMON SHARES (par value):
Balance, beginning of period	$513	$463	$460
Issued during the period	48	50	3

Balance, end of period	561	513	463

ADDITIONAL PAID IN CAPITAL:
Balance, beginning of period	618,521	269,945	259,958
Common shares issued during the period	336,137	348,576	9,987

Balance, end of period	954,658	618,521	269,945

UNEARNED COMPENSATION:
Balance, beginning of period	(340)	(115)	(170)
Net (increase) decrease during the period	(4,917)	(225)	55

Balance, end of period	(5,257)	(340)	(115)

ACCUMULATED OTHER COMPREHENSIVE INCOME,
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	221,542	113,880	72,846
Net increase during the period	58,535	107,662	41,034

Balance, end of period	280,077	221,542	113,880

RETAINED EARNINGS:
Balance, beginning of period	1,551,360	1,336,404	1,250,313
Net income	426,028	231,303	99,018
Dividends declared ( $0.36 per share in 2003, $0.32 per
share in 2002 and $0.28 per share in 2001)	(19,577)	(16,347)	(12,927)

Balance, end of period	1,957,811	1,551,360	1,336,404

TREASURY SHARES AT COST:
Balance, beginning of period	(22,950)	(55)	(55)
Treasury shares acquired during the period	--	(22,895)	--

Balance, end of period	(22,950)	(22,950)	(55)

TOTAL SHAREHOLDERS' EQUITY, END OF PERIOD	$3,164,900	$2,368,646	$1,720,522

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

(Dollars in thousands)	2003	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$426,028	$231,303	$99,018
Adjustments to reconcile net income to net cash provided by
operating activities
Increase in premiums receivable	(367,065)	(196,940)	(76,342)
Decrease in funds held by reinsureds, net	7,510	112,906	167,593
Increase in reinsurance receivables	(146,390)	(201,644)	(388,131)
(Increase) decrease in deferred tax asset	(49,113)	5,713	(27,226)
Increase in reserve for losses and loss adjustment expenses	1,338,149	564,029	509,629
(Decrease) increase in future policy benefit reserve	(22,650)	(10,828)	32,164
Increase in unearned premiums	613,183	380,150	89,064
Decrease in other assets and liabilities	(194,896)	(191,043)	(13,760)
Non cash compensation expense (benefit)	383	(225)	55
Accrual of bond discount/amortization of bond premium	10,459	(7,503)	(8,494)
Amortization of underwriting discount on senior notes	181	167	152
Realized capital losses	38,026	50,043	22,312

Net cash provided by operating activities	1,653,805	736,128	406,034

CASH FLOWS FROM INVESTING ACTIVITIES :
Proceeds from fixed maturities matured/called - available for sale	875,575	663,088	454,389
Proceeds from fixed maturities sold - available for sale	1,219,019	2,029,129	757,825
Proceeds from equity securities sold	8,091	19,940	33,373
Proceeds from other invested assets sold	4,067	4,017	305
Cost of fixed maturities acquired - available for sale	(3,940,771)	(3,877,205)	(1,699,010)
Cost of equity securities acquired	(90,199)	(9,788)	(64,267)
Cost of other invested assets acquired	(33,433)	(24,614)	(4,121)
Net sales (purchases) of short-term securities	20,479	(18,100)	244,509
Net (decrease) increase in unsettled securities transactions	(79,788)	105,958	1,832

Net cash used in investing activities	(2,016,960)	(1,107,575)	(275,165)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares issued during the period	330,885	348,626	9,990
Dividends paid to shareholders	(19,577)	(16,347)	(12,927)
Purchase of treasury shares	--	(22,895)	--
Proceeds from trust preferred securities	--	210,000	--
Borrowing on revolving credit agreement	--	45,000	22,000
Repayments on revolving credit agreement	--	(80,000)	(152,000)

Net cash provided by (used in) financing activities	311,308	484,384	(132,937)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	27,876	24,015	(2,877)

Net (decrease) increase in cash	(23,971)	136,952	(4,945)
Cash, beginning of period	208,830	71,878	76,823

Cash, end of period	$184,859	$208,830	$71,878

SUPPLEMENTAL CASH FLOW INFORMATION
Cash transactions:
Income taxes paid, net	$52,643	$9,993	$24,923
Interest paid	$56,446	$42,805	$46,120
Non-cash operating/investing transaction:
Shares received from demutualization	$--	$--	$25,921
Non-cash financing transaction:
Issuance of common shares	$5,300	$278	$55

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.

Notes to Consolidated Financial Statements

Years Ended December 31, 2003, 2002 and 2001

1. Summary of Significant Accounting Policies

A. Business and Basis of Presentation

Everest Re Group, Ltd. (“Group”), a Bermuda company with its principal executive office in Barbados, was established as a wholly-owned subsidiary of Everest Reinsurance Holdings, Inc. (“Holdings”). On February 24, 2000, a corporate restructuring was completed and Group became the new parent holding company of Holdings. Holders of shares of common stock of Holdings automatically became holders of the same number of common shares of Group. Prior to the restructuring, Group had no significant assets or capitalization and had not engaged in any business or prior activities other than in connection with the restructuring. Group, through its subsidiaries, principally provides reinsurance and insurance in the U.S., Bermuda and international markets. As used in this document, the “Company” means Group and its subsidiaries, except when referring to periods prior to February 24, 2000, when it means Holdings and its subsidiaries.

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America. The statements include the following domestic and foreign direct and indirect subsidiaries of Group: Holdings, Everest Reinsurance (Bermuda), Ltd. (“Bermuda Re”), Everest Re Capital Trust (“Capital Trust”), Everest International Reinsurance, Ltd. (“Everest International”), formerly AFC Re Ltd., Mt. McKinley Insurance Company (“Mt. McKinley”), formerly Gibraltar Casualty Company, Everest Global Services, Inc. (“Global Services”), Everest Advisors (Ireland) Limited, Everest Re Advisors, Ltd., Everest Reinsurance Company (“Everest Re”), Everest National Insurance Company (“Everest National”), Everest Indemnity Insurance Company (“Everest Indemnity”), Everest Re Holdings, Ltd. (“Everest Ltd.”), Everest Security Insurance Company (“Everest Security”), formerly Southeastern Security Insurance Company, Everest Insurance Company of Canada (“Everest Canada”), Mt. McKinley Managers, L.L.C. (“Managers”), Workcare Southeast, Inc. (“Workcare Southeast”), Workcare Southeast of Georgia, Inc. (“Workcare Georgia”) and Workcare, Inc. All amounts are reported in U.S. dollars.

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

B. Investments

Fixed maturity investments are all classified as available for sale. Unrealized appreciation and depreciation, as a result of temporary changes in market value during the period, are reflected in shareholders’ equity, net of income taxes in “accumulated other comprehensive income”. Equity securities are carried at market value with unrealized appreciation or depreciation, as a result of temporary changes in market value during the period, are reflected in shareholders’ equity, net of income taxes in “accumulated other comprehensive income”. Unrealized losses on fixed maturities and equity securities, which are deemed other than temporary, are charged to net income as realized capital losses. Short-term investments are stated at cost, which approximates market value. Realized gains or losses on sale of investments are determined on the basis of identified cost. For non-publicly traded securities, market prices are determined through the use of pricing models that evaluate securities relative to the U.S. Treasury yield curve, taking into account the issue type, credit quality and cash flow characteristics of each security. For publicly traded securities, market value is based on quoted market prices. Retrospective adjustments are employed to recalculate the values of loan-backed and asset-backed securities. Each acquisition lot is reviewed to recalculate the effective yield. The recalculated effective yield is used to derive a book value as if the new yield were applied at the time of acquisition. Outstanding principal factors from the time of acquisition to the adjustment date are used to calculate the prepayment history for all applicable securities. Conditional prepayment rates, computed with life to date factor histories and weighted average maturities, are used to affect the calculation of projected and prepayments for pass through security types. Other invested assets include limited partnerships and rabbi trusts. Limited partnerships are valued pursuant to the equity method of accounting, which management believes approximates market value. The Supplemental Retirement Plan rabbi trust, the Deferred Compensation Plan rabbi trust and the Supplemental Savings Plan rabbi trust are carried at market value. Cash includes cash and bank time deposits with original maturities of ninety days or less.

C. Uncollectible Reinsurance Balances

The Company provides reserves for uncollectible reinsurance balances based on management’s assessment of the collectibility of the outstanding balances. Such reserves were $33.6 million at December 31, 2003 and $31.6 million at December 31, 2002. See also Note 11.

D. Deferred Acquisition Costs

Acquisition costs, consisting principally of commissions and brokerage expenses and certain premium taxes and fees associated with the Company’s reinsurance and insurance business incurred at the time a contract or policy is issued, are deferred and amortized over the period in which the related premiums are earned, generally one year. Deferred acquisition costs are limited to their estimated realizable value based on the related unearned premiums, anticipated claims and claim expenses and anticipated investment income. Deferred acquisition costs amortized to income were $863.9 million, $551.8 million and $396.8 million in 2003, 2002 and 2001, respectively.

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

E. Reserve for Losses and Loss Adjustment Expenses

The reserve for losses and loss adjustment expenses (“LAE”) is based on individual case estimates and reports received from ceding companies. A provision is included for losses and LAE incurred but not reported (“IBNR”) based on past experience. A provision is also included for certain potential liabilities relating to asbestos and environmental (“A&E”) exposures, which liabilities cannot be estimated with traditional reserving techniques. See also Note 3. The reserves are reviewed continually and any changes in estimates are reflected in earnings in the period the adjustment is made. Management believes that adequate provision has been made for the Company’s losses and LAE. Loss and LAE reserves are presented gross of reinsurance receivables and incurred losses and LAE are presented net of ceded reinsurance.

Accruals for contingent commission liabilities are established for reinsurance contracts that provide for the stated commission percentage to increase or decrease based on the loss experience of the contract. Changes in the estimated liability for such arrangements are recorded as contingent commissions. Accruals for contingent commission liabilities are determined through the review of the contracts that have these adjustable features and are estimated based on expected loss and LAE.

F. Future Policy Benefit Reserve

Liabilities for future policy benefits on annuity policies are carried at their accumulated values. Reserves for policy benefits include both mortality and morbidity claims in the process of settlement and IBNR claims. Interest rate assumptions used to estimate liabilities for policy benefits range from 3.5% to 6.9%. Actual experience in a particular period may vary.

G. Premium Revenues

Written premiums are earned ratably over the periods of the related insurance and reinsurance contracts or policies. Unearned premium reserves are established to cover the remainder of the unexpired contract period. Such reserves are established based upon reports received from ceding companies or computed using pro rata methods based on statistical data. Written and earned premiums, and the related costs, which have not yet been reported to the Company are estimated and accrued. Premiums are net of ceded reinsurance.

Annuity premiums are recognized as revenue over the premium-paying period of the policies.

H. Income Taxes

Holdings and its wholly-owned subsidiaries file a consolidated U.S. federal income tax return. Group and its other subsidiaries, not included in Holdings’ consolidated tax return, file separate company U.S. federal income tax returns, where required. Deferred income taxes have been recorded to recognize the tax effect of temporary differences between the financial reporting and income tax bases of assets and liabilities.

I. Foreign Currency

Assets and liabilities relating to foreign operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date; revenues and expenses are translated into U.S. dollars using average exchange rates. Gains and losses resulting from translating foreign currency financial statements, net of deferred income taxes, are excluded from net income and accumulated in shareholders’ equity. Gains and losses resulting from foreign currency transactions are recorded through the statement of operations.

J. Earnings per Share

Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if options granted under various stock-based compensation plans were exercised resulting in the issuance of common shares that then shared in the earnings of the entity. See also Note 16.

Net income per common share has been computed below, based upon weighted average common and dilutive shares outstanding.

(Dollars in thousands, except per share amounts)	2003	2002	2001

Net income (numerator)	$426,028	$231,303	$99,018

Weighted average common and effect of
dilutive shares used in the computation
of net income per share:
Weighted average shares outstanding -
basic (denominator)	54,023	50,325	46,174
Effect of dilutive shares	987	814	940

Weighted average shares outstanding -
diluted (denominator)	55,010	51,139	47,114

Net income per common share:
Basic	$7.89	$4.60	$2.14
Diluted	$7.74	$4.52	$2.10

Options to purchase 247,956 common shares at prices ranging from $70.18 to $73.615 per share and 212,000 common shares at prices ranging from $63.31 to $70.18 per share were outstanding at the end of 2003 and 2002, respectively, but were not included in the computation of earnings per diluted share for the respective years because the options’ exercise price was greater than the average market price of the common shares at the end of such years. All options to purchase common shares at the end of 2001 were included in the computation of earnings per diluted share because the average market price of the common shares was greater than the options’ exercise price at the end of 2001. All options expire on or between October 6, 2005 and September 18, 2013.

K. Unusual Loss Events in 2001

In 2001, as a result of the terrorist attacks at the World Trade Center, the Pentagon and on various airlines on September 11, 2001 (collectively the “September 11 attacks”), the Company incurred pre-tax losses, based on an estimate of ultimate exposure developed through a review of its coverages, which totaled $213.2 million gross of reinsurance and $55.0 million net of reinsurance. Associated with this reinsurance were $60.0 million of pre-tax charges, predominantly from adjustment premiums, resulting in a total pre-tax loss from the September 11 attacks of $115.0 million. After tax recoveries relating specifically to this unusual loss event, the net loss from the September 11 attacks totaled $75.0 million. Over 90% of the losses ceded were to treaties, where the reinsurers’ obligations are secured, which the Company believes eliminates material reinsurance collection risk.

As a result of the Enron bankruptcy in 2001, the Company incurred losses, after-tax and net of reinsurance, amounting to $25.0 million. This unusual loss reflects all of the Company’s exposures to this event, including underwriting, credit and investment.

L. Segmentation

The Company, through its subsidiaries, operates in five segments: U.S. Reinsurance, U.S. Insurance, Specialty Underwriting, International and Bermuda. See also Note 18.

M. Codification

The NAIC published a codification of statutory accounting principles, which was adopted by the states of domicile of the Company’s U.S. operating subsidiaries with an effective date of January 1, 2001. On January 1, 2001, significant changes to the statutory basis of accounting became effective. The cumulative effect of these changes was recorded as a direct adjustment to statutory surplus. See also Note 14C.

N. Derivatives

The Company has in its product portfolio two remaining credit default swaps, which it no longer offers, and five specialized equity put options. These products meet the definition of a derivative under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). The Company’s position in these contracts is unhedged and is accounted for as a derivative in accordance with FAS 133. Accordingly, these contracts are carried at fair value and are recorded in “Other liabilities” in the statement of financial position and changes in fair value are recorded in the statement of operations.

O. Deposit Assets and Liabilities

In the normal course of its operations, the Company enters into contracts that do not meet the risk transfer provisions of Statement of Financial Accounting Standards No. 113, “Accounting and Reporting for Reinsurance of Short Duration and Long Duration Contracts”. These contracts are accounted for using the deposit accounting method. For these contracts, the Company originally records deposit liabilities for an amount equivalent to the assets received. Actuarial studies are used to estimate the final liabilities under these contracts with any change reflected in the statement of operations.

P. Stock-based Employee Compensation

Prior to 2002, the Company accounted for its stock-based employee compensation plans (See Note 16) under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Effective January 1, 2002, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”) prospectively to all employee awards granted, modified or settled after January 1, 2002.

Had the compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards prior to January 1, 2002 under those plans consistent with the method of FAS 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

(Dollar in thousands, except per share amounts)		2003	2002	2001

Net income	As reported	$426,028	$231,303	$99,018
	Pro forma	$424,063	$227,249	$95,011
Earnings per share–basic	As reported	$7.89	$4.60	$2.14
	Pro forma	$7.85	$4.52	$2.06
Earnings per share - diluted	As reported	$7.74	$4.52	$2.10
	Pro forma	$7.70	$4.44	$2.02

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: (i) dividend yields ranging from 0.5% to 0.9%, (ii) expected volatility ranging from 32.9% to 45.8%, (iii) risk-free interest rates ranging from a low of 4.7% to a high of 7.0% and (iv) expected life of 7.3-7.5 years.

Q. Policyholder Dividends

The Company issues certain insurance policies with dividend payment features. These policyholders share in the operating results of their respective policies in the form of dividends declared. Dividends to policyholders are accrued during the period in which the related premiums are earned and are determined based on the terms of the individual policies.

R. Application of New Accounting Standards

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). FAS 142 established new accounting and reporting standards for acquired goodwill and other intangible assets. It requires that an entity determine if other intangible assets have an indefinite useful life or a finite useful life. Goodwill and those intangible assets with indefinite useful lives are not subject to amortization and must be tested at least annually for impairment. Those with finite useful lives are subject to amortization and must be tested at least annually for impairment. This statement is effective for all fiscal quarters of all fiscal years beginning after December 15, 2001. The Company adopted FAS 142 on January 1, 2002. The implementation of this statement did not have a material impact on the financial position, results of operations or cash flows of the Company.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“FAS 150”). The company adopted the accounting treatment in accordance with FAS 150, and has reclassified its trust preferred securities as a liability in its financial statements for the period ended June 30, 2003.

In January 2003, the FASB issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 addresses whether certain types of entities, referred to as variable interest entities (“VIEs”), should be consolidated in a company’s financial statements. During October 2003, the FASB deferred the effective date of FIN 46 provisions for VIEs created prior to February 1, 2003 to the first reporting period ending after December 15, 2003. During December 2003, the FASB issued FIN 46R, which replaced FIN 46. FIN 46R is effective for entities that had not adopted FIN 46 as of December 24, 2003 no later than the end of the first reporting period that ends after March 15, 2003. Upon adoption of FIN 46R, trust preferred securities that are deemed VIEs, will be de-consolidated with the resulting liabilities to the trust included as a component of long-term debt with no change in the reporting of distributions.

S. Investments – Interest Only Strips

Commencing with the second quarter of 2003, the Company has invested in interest only strips of mortgage-backed securities (“interest only strips”). These securities give the holder the right to receive interest payments at a stated coupon rate on an underlying pool of mortgages. The interest payments on the outstanding mortgages are guaranteed by entities generally rated AAA. The ultimate cash flow from these investments is primarily dependent upon the average life of the mortgage pool. Generally, as market interest rates and more specifically market mortgage rates decline, mortgagees tend to refinance which will decrease the average life of a mortgage pool and decrease expected cash flows. Conversely, as market interest rates and more specifically mortgage rates rise, repayments will slow and the ultimate cash flows will tend to rise. Accordingly, the market value of these investments tends to increase as general interest rates rise and decline as general interest rates fall. These movements are generally counter to the impact of interest rate movements on the Company’s other fixed income investments. The market value of the interest only strips was $310.2 million at December 31, 2003.

The Company accounts for its investment in interest only strips in accordance with Emerging Issues Task Force No. 99-20, “Recognition of Interest Income and Impairment on Purchases and Beneficial Interests in Securitized Financial Assets” (“EITF 99-20”). EITF 99-20 sets forth the rules for recognizing interest income on all credit-sensitive mortgage and asset-backed securities and certain prepayment-sensitive securities including agency interest only strips, whether purchased or retained in securitization and determining when these securities must be written down to fair value because of impairment. EITF 99-20 requires the valuation of residual interests in securitizations to be recorded as a reduction to the carrying value of the residual interests through a charge to earnings, rather than an unrealized loss in shareholders’ equity, when any portion of the decline in fair value is attributable to an impairment loss. As such, the Company recorded a realized capital loss from impairments on its interest only strips of $46.2 million for the twelve months ended December 31, 2003, which was partially offset by realized gains of $12.7 million for the same period.

2. Investments

The amortized cost, market value, and gross unrealized appreciation and depreciation of fixed maturity investments and equity securities are presented in the tables below:

	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value

As of December 31, 2003
Fixed maturities - available for sale
U.S. Treasury securities and obligations of U.S.government agencies and corporations	$245,296	$7,033	$2,454	$249,875
Obligations of U.S. states and political
subdivisions	2,798,386	156,390	3,143	2,951,633
Corporate securities	2,875,905	171,638	22,970	3,024,573
Mortgage-backed securities	1,369,214	26,735	12,618	1,383,331
Foreign government securities	708,119	24,567	2,060	730,626
Foreign corporate securities	360,803	26,468	423	386,848

Total fixed maturities	$8,357,723	$412,831	$43,668	$8,726,886

Equity securities	$139,911	$7,975	$1	$147,885

As of December 31, 2002
Fixed maturities - available for sale
U.S. Treasury securities and obligations of U.S.government agencies and corporations	$506,583	$10,143	$475	$516,251
Obligations of U.S. states and political
subdivisions	2,520,597	144,574	2,593	2,662,578
Corporate securities	2,066,060	119,234	31,770	2,153,524
Mortgage-backed securities	839,477	43,038	1,086	881,429
Foreign government securities	312,723	25,152	-	337,875
Foreign corporate securities	215,399	14,273	1,471	228,201

Total fixed maturities	$6,460,839	$356,414	$37,395	$6,779,858

Equity securities	$56,841	$66	$9,435	$47,473

The amortized cost and market value of fixed maturities are shown in the following table by contractual maturity. Mortgage-backed securities generally are more likely to be prepaid than other fixed maturities. As the stated maturity of such securities may not be indicative of actual maturities, the total for mortgage-backed securities is shown separately.

	December 31, 2003

	Amortized	Market
(Dollars in thousands)	Cost	Value

Fixed maturities – available for sale
Due in one year or less	$96,086	$98,454
Due after one year through five years	1,665,643	1,748,980
Due after five years through ten years	2,036,828	2,130,059
Due after ten years	3,189,952	3,366,062
Mortgage-backed securities	1,369,214	1,383,331

Total	$8,357,723	$8,726,886

Proceeds from sales of fixed maturity investments during 2003, 2002 and 2001 were $1,219.0 million, $2,029.1 million and $757.8 million, respectively. Gross gains of $49.9 million, $91.9 million and $19.3 million and gross losses of $16.8 million, $41.3 million and $32.4 million were realized on those fixed maturity sales during 2003, 2002 and 2001, respectively. Proceeds from sales of equity security investments during 2003, 2002 and 2001 were $8.1 million, $19.9 million and $33.3 million, respectively. Gross gains of $0.8 million, $0.9 million and $13.4 million and gross losses of $0.0 million, $0.3 million and $0.1 million were realized on those equity sales during 2003, 2002 and 2001, respectively.

The changes in net unrealized gains (losses) of investments of the Company are derived from the following sources:

	Years Ended December 31,

(Dollars in thousands)	2003	2002	2001

Increase (decrease) during the period
between the market value and cost of
investments carried at market value, and
deferred tax thereon:
Fixed maturities	$50,144	$146,295	$70,511
Equity securities	(17,342)	(10,323)	(13,197)
Other invested assets	648	(32)	20
Deferred taxes	(31,773)	(31,741)	(12,550)

Increase in unrealized appreciation, net of
deferred taxes, included in shareholders’ equity	$36,361	$104,199	$44,784

The Company frequently reviews its investment portfolio for declines in market value and focuses its attention on securities whose fair value has fallen below 80% of their amortized value at the time of review. The Company then assesses whether the decline in value is temporary or “other than temporary”. In making its assessment, the Company evaluates the current market and interest rate environment as well as specific issuer information. Generally, a change in the market or interest rate environment does not constitute impairment but rather a temporary decline in market value. Temporary declines in market value are recorded as an unrealized loss in accumulated other comprehensive income. If the Company determines that the decline is “other than temporary”, the carrying value of the investment is written down to fair value and a realized loss is recorded in the Company’s consolidated statements of operations. The Company’s assessments are based on the issuer’s current financial position and timeliness with respect to interest and/or principal payments as well as relevant information provided by rating agencies, investment advisors and analysts.

The table below displays the aggregate fair value and gross unrealized depreciation, by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2003:

		Duration of unrealized loss
	Less than 12 months		Greater than 12 months		Total

		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair Value	Depreciation	Fair Value	Depreciation	Fair Value	Depreciation

Fixed maturity securities
U.S. government
agencies and authorities	$ 40,554	$(2,454)	$ --	$ --	$ 40,554	$(2,454)
States, municipalities and

political subdivisions	117,549	(2,206)	64,553	(937)	182,102	(3,413)

Foreign governments	303,713	(2,060)	--	--	303,713	(2,060)
All other corporate	1,226,451	(31,407)	46,554	(4,604)	1,273,005	(36,011)

Total fixed maturities	1,688,267	(38,127)	111,107	(5,541)	1,799,374	(43,668)

Common stocks, unaffiliated	--	--	611	(1)	611	(1)

Total	$1,688,267	$(38,127)	$111,718	$(5,542)	$1,799,985	$(43,669)

The aggregate fair value and gross unrealized losses related to investments in an unrealized loss position as of December 31, 2003 is $1.8 billion and $43.7 million, respectively. The $38.1 million of unrealized losses related to securities that have been in an unrealized loss position for one year or less are primarily comprised of highly rated government, municipal and corporate bonds. The unrealized losses are primarily related to the general movements in interest rates throughout the year. Each security when evaluated individually has an immaterial impact on the Company’s financial position, results of operations and cash flow.

The $5.5 million of unrealized losses related to securities that have been in an unrealized loss position for one year or more relate primarily to two collateralized debt obligations where the Company has a mid-level tranche position in each security. Given that the Company’s position in each security is adequately collateralized, impairment is not warranted at this time.

The components of net investment income are presented in the table below:

	Years Ended December 31,

(Dollars in thousands)	2003	2002	2001

Fixed maturities	$418,711	$379,062	$358,980
Equity securities	1,604	861	895
Short-term investments	3,045	5,087	7,562
Other income	19,517	1,708	4,132

Total gross investment income	442,877	386,718	371,569

Interest credited on funds held	24,434	19,205	11,463
Interest credited to future policy benefit reserves	12,173	14,036	14,557
Other investment expenses	4,170	2,874	5,108

Total investment expenses	40,777	36,115	31,128

Total net investment income	$402,100	$350,603	$340,441

The components of realized capital (losses) gains are presented in the table below:

	Years Ended December 31,

(Dollars in thousands)	2003	2002	2001

Fixed maturities	$(38,798)	$(50,689)	$(35,645)
Equity securities	768	620	13,326
Short-term investments	4	26	6

Total	$(38,026)	$(50,043)	$(22,313)

The net realized capital losses for 2003 include $25.7 million relating to write-downs in the value of securities deemed to be impaired on an other than temporary basis and $46.2 million related to the impairment on interest only strips in accordance with EITF 99-20. Net realized losses for 2002 and 2001 included $101.3 million and $22.6 million, respectively, relating to write-downs in the value of securities deemed to be impaired on an other than temporary basis.

Securities with a carrying value amount of $755.1 million at December 31, 2003 were on deposit with various state or governmental insurance departments in compliance with insurance laws.

During 2001, the Company sold five European put options based on the Standard & Poor’s 500 (“S & P 500”) index for total consideration, net of commission, of $16.9 million. These contracts each have a single exercise date with maturities ranging from 18 to 30 years and strike prices ranging from $1,141.21 to $1,540.63. No amounts would be payable under these contracts if the S & P 500 index is at or above the strike price on the exercise dates. If the S & P 500 index is lower than the strike price on the applicable exercise date, the amount due would vary proportionately with the percentage the index was below the strike price. Based on historical index values and trends, the Company estimates the probability for each contract of the S & P index being below the strike price on the exercise date ranges from .20% to 4.42%. The theoretical maximum payouts under the contracts would occur if on each of the exercise dates the S & P 500 index value were zero. The present value of these theoretical maximum payouts using a 6% discount factor is $152.7 million.

Because there are no published market values available for these long term index put options, a Black-Scholes model is used to estimate market value. The factors used in determining market value are the S & P 500 index value at the financial statement date, current interest rates matching the duration of the puts and estimated volatility, with current market option volatility extrapolated to the put maturities using historical data. Movements in the mark to model are reflected through the income statement.

During 2000, the Company entered into three credit swap derivative contracts, which provide credit default protection on a portfolio of referenced securities. Due to changing credit market conditions and defaults, the Company recorded net after-tax losses from these contracts of $0.0 million, $3.9 million and $13.7 million in 2003, 2002 and 2001, respectively, to reflect them at fair value, with the 2001 losses principally attributable to the Company’s exposure to the Enron bankruptcy. As of December 31, 2003 and 2002, the remaining maximum after-tax net loss exposure under these contracts is $2.9 million and $3.1 million, respectively.

The Company’s position in these contracts is unhedged and is accounted for as derivatives in accordance with FAS 133. Accordingly, these contracts are carried at fair value with changes in fair value recorded in the statement of operations.

3. Reserve for Losses and LAE

Activity in the reserve for losses and LAE is summarized as follows:

	Years Ended December 31,

(Dollar values in thousands)	2003	2002	2001

Reserves at January 1	$4,905,582	$4,278,267	$3,786,178
Less reinsurance recoverables	1,088,589	883,460	488,824

Net balance at January 1	3,816,993	3,394,807	3,297,354

Incurred related to:
Current year	2,343,271	1,489,271	1,209,470
Prior years	256,925	140,111	47

Total incurred losses and LAE	2,600,196	1,629,382	1,209,517

Paid related to:
Current year	414,448	314,506	393,958
Prior years	902,596	892,690	718,106

Total paid losses and LAE	1,317,044	1,207,196	1,112,064

Net balance at December 31	5,100,145	3,816,993	3,394,807
Plus reinsurance recoverables	1,261,100	1,088,589	883,460

Balance at December 31	$6,361,245	$4,905,582	$4,278,267

Gross loss and LAE reserves totaled $6,361.2 million at December 31, 2003, $4,905.6 million at December 31, 2002, and $4,278.3 million at December 31, 2001. The increase in 2003 is primarily attributable to increased premiums earned, net prior period reserve adjustments in select areas and normal variability in claim settlement. The increase in 2002 was primarily attributable to increased premiums earned, modest reserve strengthening in select areas and normal variability in claim settlements. Reinsurance receivables totaled $1,284.1 million at December 31, 2003, $1,116.4 million at December 31, 2002, and $895.1 million at December 31, 2001, with the changes in 2003 consisting of the increase in reinsurance receivables reflecting an additional $85.0 million cession under the 2000 accident year aggregate excess of loss element of the Company’s corporate retrocessional program and $81.1 million losses ceded as part of a reinsurance agreement between Mt. McKinley and Prupac. At December 31, 2003, $494.5 million, or 38.5% was receivable from subsidiaries of London Reinsurance Group. These receivables are effectively secured by a combination of letters of credit and funds held arrangements under which the Company has retained the premium payments due the retrocessionaire, recognized liabilities for such amounts and reduced such liabilities as payments are due from the retrocessionaire. In addition, $160.0 million, or 12.5% was receivable from Prupac whose obligations are guaranteed by The Prudential, $145.0 million or 11.3% was receivable from Continental Insurance Company, which is partially secured by funds hld arrangements and $96.7 million, or 7.5% was receivable from Tranatlantic Reinsurance Company. No other retrocessionaire accounted for more than 5% of the Company’s receivables.

Prior year incurred losses increased by $256.9 million in 2003 and $140.1 million in 2002. The increase was the result of modest reserve strengthening in select areas, most notably in directors and officers, surety and workers’ compensation lines, and with respect to asbestos exposures.

Activity in the reserve for future policy benefits is summarized as follows:

	Years Ended December 31,

(Dollars in thousands)	2003	2002	2001

Balance at beginning of year	$227,925	$238,753	$206,589
Liabilities assumed	512	6,563	42,439
Adjustments to reserves	11,239	8,519	10,802
Benefits paid in the current year	(34,401)	(25,910)	(21,077)

Balance at end of year	$205,275	$227,925	$238,753

The Company continues to receive claims under expired contracts, asserting alleged injuries and/or damages relating to or resulting from environmental pollution and hazardous substances, including asbestos. The Company’s asbestos claims typically involve potential liability for bodily injury from exposure to asbestos or for property damage resulting from asbestos or products containing asbestos. The Company’s environmental claims typically involve potential liability for (a) the mitigation or remediation of environmental contamination or (b) bodily injury or property damages caused by the release of hazardous substances into the land, air or water.

The Company’s reserves include an estimate of the Company’s ultimate liability for A&E claims for which ultimate value cannot be estimated using traditional reserving techniques. There are significant uncertainties in estimating the amount of the Company’s potential losses from A&E claims. Among the uncertainties are: (a) potentially long waiting periods between exposure and manifestation of any bodily injury or property damage; (b) difficulty in identifying sources of asbestos or environmental contamination; (c) difficulty in properly allocating responsibility and/or liability for asbestos or environmental damage; (d) changes in underlying laws and judicial interpretation of those laws; (e) potential for an asbestos or environmental claim to involve many insurance providers over many policy periods; (f) long reporting delays, both from insureds to insurance companies and from ceding companies to reinsurers; (g) historical data on A&E losses, which is more limited and variable than historical information on other types of casualty claims; (h) questions concerning interpretation and application of insurance and reinsurance coverage; and (i) uncertainty regarding the number and identity of insureds with potential asbestos or environmental exposure.

With respect to asbestos claims in particular, several additional factors have emerged in recent years that further compound the difficulty in estimating the Company’s liability. These developments include: (a) continued growth in the number of claims filed, in part reflecting a much more aggressive plaintiff bar; (b) a disproportionate percentage of claims filed by individuals with no functional injury from asbestos, claims with little to no financial value but that have increasingly been considered in jury verdicts and settlements; (c) the growth in the number and significance of bankruptcy filings by companies as a result of asbestos claims (including, more recently, bankruptcy filings in which companies attempt to resolve their asbestos liabilities in a manner that is prejudicial to insurers and forecloses insurers from the negotiation of bankruptcy plans); (d) the growth in claim filings against defendants formerly regarded as “peripheral”; (e) the concentration of claims in a small number of states that favor plaintiffs; (f) the growth in the number of claims that might impact the general liability portion of insurance policies rather than the product liability portion; (g) responses in which specific courts have adopted measures to ameliorate the worst procedural abuses; (h) an increase in settlement values being paid to asbestos claimants; and (i) the potential that the U. S. Congress or state legislatures may adopt legislation to address the asbestos litigation issue.

Management believes that these uncertainties and factors continue to render reserves for A&E losses significantly less subject to traditional actuarial analysis than are reserves for other types of losses. Given these uncertainties; management believes that no meaningful range for such ultimate losses can be established. The Company establishes reserves to the extent that, in the judgment of management, the facts and prevailing law reflect an exposure for the Company or its ceding companies. In connection with the acquisition of Mt. McKinley, which has significant exposure to asbestos and environmental claims, Prupac, a subsidiary of The Prudential, provided reinsurance to Mt. McKinley covering 80% ($160.0 million) of the first $200.0 million of any adverse development of Mt. McKinley’s reserves as of September 19, 2000 and The Prudential guaranteed Prupac’s obligations to Mt. McKinley. Through December 31, 2003, cessions under this reinsurance agreement have reduced the available remaining limits to $0.0 million net of coinsurance. Due to the uncertainties discussed above, the ultimate losses may vary materially from current loss reserves and, depending on coverage under the Company’s various reinsurance arrangements, could have a material adverse effect on the Company’s future financial condition, results of operations and cash flows.

The following table shows the development of prior year A&E reserves on both a gross and net of retrocessional basis for the years ended December 31, 2003, 2002 and 2001:

(Dollars thousands)	2003	2002	2001

Gross basis
Beginning of reserves	$667,922	$644,390	$693,704
Incurred losses	172,596	95,004	29,673
Paid losses	(75,261)	(71,472)	(78,987)

End of period reserves	$765,257	$667,922	$644,390

Net basis
Beginning of reserves	$527,462	$568,592	$628,535
Incurred losses	50,230	23,491	5,155
Paid losses	(43,323)	(64,621)	(65,098)

End of period reserves	$534,369	$527,462	$568,592

At December 31, 2003, the gross reserves for A&E losses were comprised of $123.1 million representing case reserves reported by ceding companies, $109.1 million representing additional case reserves established by the Company on assumed reinsurance claims, $251.3 million representing case reserves established by the Company on direct excess insurance claims, including Mt. McKinley and $281.8 million representing IBNR reserves.

4. Credit Line

Effective October 10, 2003, Holdings entered into a new three year, $150.0 million senior revolving credit facility with a syndicate of lenders, replacing the December 21, 1999, three year senior revolving credit facility, which expired on December 19, 2003. Both the October 10, 2003 and December 21, 1999 senior revolving credit agreements, which have similar terms, are referred to as the “Credit Facility”. Wachovia Bank is the administrative agent for the Credit Facility. The Credit Facility is used for liquidity and general corporate purposes. The Credit Facility provides for the borrowing of up to $150.0 million with interest at a rate selected by Holdings equal to either (1) the Base Rate (as defined below) or (2) an adjusted London InterBank Offered Rate (“LIBOR”) plus a margin. The Base Rate is the higher of the rate of interest established by Wachovia Bank from time to time as its prime rate or the Federal Funds rate plus 0.5% per annum. The amount of margin and the fees payable for the Credit Facility depend upon Holdings’ senior unsecured debt rating.

The Credit Facility requires Holdings to maintain a debt to capital ratio of not greater than 0.35 to 1, Holdings to maintain a minimum interest coverage ratio of 2.5 to 1 and Everest Re to maintain its statutory surplus at $1.0 billion plus 25% of future aggregate net income and 25% of future aggregate capital contributions. As of December 31, 2003, the Company was in compliance with these covenants.

During the year ended December 31, 2003, Holdings made no payments on and had no borrowings under the Credit Facility. During the years ended December 31, 2002 and 2001, Holdings made payments on the Credit Facility of $80.0 million and $152.0 million, respectively. During the years ended December 31, 2002 and 2001, Holdings had new Credit Facility borrowings of $45.0 million and $22.0 million, respectively. As of December 31, 2003 and 2002, Holdings had outstanding Credit Facility borrowings of $70.0 million. Interest expense incurred in connection with these borrowings was $1.4 million, $3.5 million and $7.1 million for the years ended December 31, 2003, 2002 and 2001, respectively.

5. Senior Notes

On March 14, 2000, Holdings completed public offerings of $200.0 million principal amount of 8.75% senior notes due March 15, 2010 and $250.0 million principal amount of 8.5% senior notes due March 15, 2005. Interest expense incurred in connection with these senior notes was $38.9 million for the years ending December 31, 2003, 2002, and 2001.

6. Trust Preferred Securities

Capital Trust is a wholly-owned finance subsidiary of Holdings. Holdings considers that the mechanisms and obligations relating to the trust preferred securities, taken together, constitute a full and unconditional guarantee by Holdings of Capital Trust’s payment obligation with respect to the trust preferred securities.

There are certain regulatory and contractual restrictions on the ability of Holdings’ operating subsidiaries to transfer funds to Holdings in the form of cash dividends, loans or advances.  The insurance laws of the State of Delaware, where Holdings’ direct insurance subsidiaries are domiciled, require regulatory approval before those subsidiaries can pay dividends or make loans or advances to Holdings that exceed certain statutory thresholds.  In addition, the terms of Holdings’ Credit Facility require Everest Re, Holdings’ principal insurance subsidiary, to maintain a certain statutory surplus level.  At December 31, 2003, $1,045.8 million of the $1,579.8 million in net assets of Holdings’ consolidated subsidiaries were subject to the foregoing regulatory restrictions.

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

Holdings may elect to redeem the junior subordinated debt securities, in whole or in part, at any time after November 14, 2007. If such an early redemption occurs, Capital Trust’s outstanding trust preferred securities will also be proportionately redeemed. If there is no early redemption, Capital Trust will redeem all of the outstanding trust preferred securities when the junior subordinated debt securities are paid at maturity on November 15, 2032.

Distributions on the trust preferred securities are cumulative and pay quarterly in arrears. Distributions relating to the trust preferred securities for the years ended December 31, 2003 and 2002 were $16.5 million and $2.1 million, respectively.

7. Letters of Credit

The Company has arrangements available for the issuance of letters of credit, which letters are generally collateralized by the Company’s cash and investments. Under these arrangements, at December 31, 2003 and 2002, letters of credit for $246.2 million and $156.5 million, respectively, were issued and outstanding, generally supporting reinsurance provided by the Company’s non-U.S. operations. The following table summarizes the Company’s letters of credit as of December 31, 2003. All dollar amounts are in thousands.

Bank	Commitment	In Use	Year of Expiry

Citibank	$ 250,000	$ 10,000	12/31/2004
		$ 71,200	12/31/2006
		$ 35,600	12/31/2007
Wachovia Bank	$ 150,000	$ 1,289	11/03/2004
Wachovia Bank		$ 22,854	11/13/2004
Wachovia Bank		$ 1,016	12/31/2004
Citibank (London)	Individual	$ 786	12/31/2004
Citibank (London)	Individual	$ 3,560	01/28/2005
Citibank (London)	Individual	$ 75,272	12/31/2006
Citibank (London)	Individual	$ 24,651	12/31/2007

Total		$ 246,228

8. Trust Agreements

The Company has established trust agreements for non-affiliated ceding companies, which are collateralized by the Company’s investments. At December 31, 2003, the total amount of the trusts was $254.0 million.

9. Operating Lease Agreements

The future minimum rental commitments, exclusive of cost escalation clauses, at December 31, 2003 for all of the Company’s operating leases with remaining non-cancelable terms in excess of one year are as follows:

(Dollars in thousands)
2004	$5,502
2005	5,453
2006	5,336
2007	5,175
2008	4,849
Thereafter	10,614

Net commitments	$36,929

All of these leases, the expiration terms of which range from 2004 to 2013, are for the rental of office space. Rental expense, net of sublease rental income, was $6.8 million, $6.7 million and $5.8 million for 2003, 2002 and 2001, respectively.

10. Income Taxes

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

	Years Ended December 31,

(Dollars in thousands)	2003	2002	2001

Current tax:
U.S	$106,950	$12,717	$(46)
Foreign	7,359	12,317	5,938

Total current tax	114,309	25,034	5,892
Total deferred U.S. tax (benefit) expense	(49,124)	5,707	(14,567)

Total income tax expense (benefit)	$65,185	$30,741	$(8,675)

The weighted average expected tax provision has been calculated using the pre-tax income (loss) in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. Reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate for the years ended December 31, 2003 and 2002 is provided below:

	Years Ended December 31,

(Dollars in thousands)	2003	2002

Expected tax provision at weighted average rate	$94,896	$49,354
Increase (reduction) in taxes resulting from:
Tax exempt income	(43,885)	(36,949)
Disallowed expenses	216	5,671
Other	13,958	12,665

Total income tax provision	$65,185	$30,741

Deferred income taxes reflect the tax effect of the temporary differences between the value of assets and liabilities for financial statement purposes and such values as measured by the U.S. tax laws and regulations. The principal items making up the net deferred income tax asset are as follows:

	December 31,

(Dollars in thousands)	2003	2002

Reserve for losses and LAE	$211,220	$184,963
Unearned premium reserve	70,273	46,224
Foreign currency translation	--	4,965
Impairments	16,838	7,799
Deferred compensation	7,597	7,599
Capital loss carryforward	1,109	371
Net operating loss and foreign tax credit carryforwards	21,899	17,956
Other assets	16,401	17,632

Total deferred tax assets	345,337	287,509

Deferred tax liabilities:
Deferred acquisition costs	76,821	58,638
Investments	4,838	8,019
Net unrealized appreciation of investments	111,130	79,357
Foreign currency translation	6,291	--
Other liabilities	986	2,319

Total deferred tax liabilities	200,066	148,333

Net deferred tax assets	$145,271	$139,176

Management believes that it is more likely than not that the Company will realize the benefits of its net deferred tax assets and, accordingly, no valuation allowance has been recorded for the periods presented. Tax benefits of $3.5 million and $0.7 million related to compensation expense deductions for stock options exercised in 2003 and 2002, respectively, are reflected in the change in shareholders’ equity in “additional paid in capital”.

11. Reinsurance

The Company utilizes reinsurance agreements to reduce its exposure to large claims and catastrophic loss occurrences. These agreements provide for recovery from reinsurers of a portion of losses and LAE under certain circumstances without relieving the insurer of its obligation to the policyholder. Losses and LAE incurred and premiums earned are after deduction for reinsurance. In the event reinsurers were unable to meet their obligations under reinsurance agreements, the Company would not be able to realize the full value of the reinsurance recoverable balances. The Company may hold partial collateral, including letters of credit and funds held, under these agreements. See also Note 1C.

        The Company considers purchasing corporate level retrocessional protection covering the potential accumulation of exposures. Such consideration includes balancing the underlying exposures against the availability of cost-effective retrocessional protection. For years ended December 31, 1999, 2000 and 2001, the Company purchased accident year aggregate excess of loss retrocession coverage that provided up to $175.0 million of coverage for each year. These excess of loss policies provided coverage if Everest Re’s consolidated statutory basis accident year loss ratio exceeded a loss ratio attachment point for each year of coverage. The attachment point was net of inuring reinsurance and included adjustable premium provisions that effectively caused the Company to offset, on a pre-tax income basis up to approximately 57% of such ceded losses. The maximum recovery for each year is $175.0 million before giving effect to the adjustable premium. During 2001 and 2002, the Company ceded $164.0 million and $11.0 million of losses, respectively, to the 2001 cover, reducing the limit available under the contract to $0.0 million. During 2002 and 2003, the Company ceded $90.0 million and $85.0 million of losses, respectively, to the 2000 cover, reducing the limit available under the contract to $0.0 million. During 2001 and 2002, the Company ceded $164.0 million and $11.0 million of losses, respectively, to the 2001 cover, reducing the limit available under the contract to $0.0 million. The Company has not purchased similar coverage subsequent to December 31, 2001.

In addition, the Company has coverage under an aggregate excess of loss reinsurance agreement provided by Prupac, a wholly-owned subsidiary of The Prudential, in connection with the Company’s acquisition of Mt. McKinley in September 2000. This agreement covers 80% or $160 million of the first $200 million of any adverse loss reserve development on the carried reserves of Mt. McKinley at the date of acquisition and reimburses the Company as such losses are paid by the Company. There were $160.0 million of cessions under this reinsurance at December 31, 2003, reducing the limit available under the contract to $0.0 million.

In connection with the Mt. McKinley acquisition, Prupac also provided excess of loss reinsurance for 100% of the first $8.5 million of loss with respect to certain of Mt. McKinley’s retrocessions and potentially uncollectible reinsurance coverage. There were no cessions under this reinsurance during the periods ended December 31, 2003 and 2002, maintaining the limit available under the contract at $2.4 million. There was $3.6 million of cessions under this reinsurance during the period ended December 31, 2001.

Written and premiums earned are comprised of the following:

	Years Ended December 31,

(Dollars in thousands)	2003	2002	2001

Direct	$1,223,841	$864,335	$438,837
Assumed	3,349,961	1,982,166	1,435,804
Ceded	(258,413)	(208,881)	(314,499)

Net written premiums	$4,315,389	$2,637,620	$1,560,142

Premiums earned:
Direct	$1,021,881	$672,823	$380,178
Assumed	2,939,510	1,793,461	1,412,734
Ceded	(223,540)	(192,607)	(325,435)

Net premiums earned	$3,737,851	$2,273,677	$1,467,477

The amounts deducted from losses and LAE incurred for net reinsurance recoveries were $494.4 million, $287.7 million and $486.3 million for the years ended December 31, 2003, 2002 and 2001, respectively.

As of December 31, 2003, the Company carried as an asset $1,284.1 million in reinsurance receivables with respect to losses ceded. Of this amount, $494.5 million, or 38.5%, was receivable from subsidiaries of London Reinsurance Group (“London Life”), $160.0 million, or 12.5%, was receivable from Prupac, $145.0 million or 11.3%, was receivable from Continental Insurance Company (“Continental”) and $96.7 million, or 7.5% was receivable from Transatlantic Reinsurance Company. As of December 31, 2002, the Company carried as an asset $1,116.4 million in reinsurance receivables with respect to losses ceded. Of this amount, $440.0 million, or 39.4%, was receivable from subsidiaries of London Life, $145.0 million, or 13.0%, was receivable from Continental and $78.9 million, or 7.1%, was receivable from Prupac. No other retrocessionaire accounted for more than 5% of the Company’s receivables.

The Company’s arrangements with London Life and Continental are managed on a funds held basis, which means that the Company has not released premium payments to the retrocessionaire but rather retains such payments to secure obligations of the retrocessionaire, records them as a liability, credits interest on the balances and reduces the liability account as payments become due. As of December 31, 2003, such funds had reduced the Company’s net exposure to London Life to $204.9 million, effectively 100% of which has been secured by letters of credit, and its exposure to Continental to $53.3 million. As of December 31, 2002, such funds had reduced the Company’s net exposure to London Life to $190.2 million, effectively 100% of which has been secured by letters of credit, and its exposure to Continental to $60.9 million. Prupac’s obligations are guaranteed by The Prudential.

12. Comprehensive Income

The components of comprehensive income for the periods ending December 31, 2003, 2002 and 2001 are shown in the following table:

(Dollars in thousands)	2003	2002	2001

Net income	$426,028	$231,303	$99,018

Other comprehensive income, before tax:
Foreign currency translation adjustments	33,524	5,346	(5,931)
Unrealized gains on securities arising during the
period	30,108	85,897	35,021
Less: reclassification adjustment for
realized losses included in net
income	38,026	50,043	22,313

Other comprehensive income, before tax	101,658	141,286	51,403

Income tax expense related to
items of other comprehensive income:
Tax expense (benefit) from foreign
currency translation	11,350	1,883	(2,181)
Tax expense from unrealized
gains arising during the period	23,764	13,146	7,039
Tax benefit from realized losses included in net
income	(8,009)	(18,595)	(5,511)

Income tax expense related to
items of other comprehensive income:	43,123	33,624	10,369
Other comprehensive income, net of tax	58,535	107,662	41,034

Comprehensive income	$484,563	$338,965	$140,052

The following table shows the components of the change in accumulated other comprehensive income for the years ending December 31, 2003 and 2002.

(Dollars in thousands)	2003		2002

Beginning balance of accumulated other
comprehensive income		$221,542		$113,880

Beginning balance of foreign currency
translation adjustments	$(8,721)		$(12,184)
Current period change in foreign currency
translation adjustments	22,174	22,174	3,463	3,463

Ending balance of foreign currency
translation adjustments	13,453		(8,721)

Beginning balance of unrealized gains on
securities	230,263		126,064
Current period change in unrealized gains
on securities	36,361	36,361	104,199	104,199

Ending balance of unrealized gains on
securities	266,624		230,263

Current period change in accumulated
other comprehensive income		58,535		107,662

Ending balance of accumulated other
comprehensive income		$280,077		$221,542

13. Employee Benefit Plans

A. Defined Benefit Pension Plans

The Company maintains both qualified and non-qualified defined benefit pension plans for its U.S. employees. Generally, the Company computes the benefits based on average earnings over a period prescribed by the plans and credited length of service. The Company’s non-qualified defined benefit pension plan, effected in October 1995, provides compensating pension benefits for participants whose benefits have been curtailed under the qualified plan due to Internal Revenue Code limitations.

Although not required to make contributions under Internal Revenue Service guidelines, the Company contributed $7.7 million and $1.2 million to the qualified and non-qualified plans, respectively, in 2003 and $3.2 million and $2.0 million to the qualified and non-qualified plans, respectively, in 2002. The change in the accumulated pension benefit obligation reflects the net effect of amendments made to the plans during 2002. Pension expense for the Company’s plans for the years ended December 31, 2003, 2002 and 2001 were $3.7 million, $3.6 million and $1.6 million, respectively.

The following table summarizes the status of these plans:

	Years Ended December 31,

(Dollars in thousands)	2003	2002

Change in projected benefit obligation:
Benefit obligation at beginning of year	$39,796	$31,402
Service cost	2,295	1,877
Interest cost	2,692	2,376
Change in accumulated benefit obligation	--	784
Actuarial gain	6,331	3,666
Plan change	190	--
Administrative expenses paid	(219)	--
Benefits paid	(312)	(309)

Benefit obligation at end of year	50,773	39,796

Change in plan assets:
Fair value of plan assets at beginning of year	23,344	20,868
Actual return on plan assets	5,794	(2,387)
Actual contributions during the year	8,957	5,172
Administrative expenses paid	219)	--
Benefits paid	(312)	(309)

Fair value of plan assets at end of year	37,564	23,344

Funded status	(13,209)	(16,453)
Unrecognized prior service cost	874	811
Unrecognized net loss	13,652	11,738

Prepaid (accrued) pension cost	$1,317	$(3,904)

Plan assets are comprised of shares in investment trusts with approximately 71% and 29% of the underlying assets consisting of equity securities and fixed maturities, respectively.

Net periodic pension cost included the following components:

	Years Ended December 31,

(Dollars in thousands)	2003	2002	2001

Service cost	$2,295	$1,877	$1,397
Interest cost	2,692	2,376	1,921
Expected return on assets	(2,082)	(1,861)	(1,905)
Amortization of net loss from earlier periods	705	275	21
Amortization of unrecognized prior service cost	127	898	148

Net periodic pension cost	$3,737	$3,565	$1,582

The weighted average discount rates used to determine the actuarial present value of the projected benefit obligation for 2003, 2002 and 2001 were 6.0%, 6.75% and 7.0%, respectively. The rate of compensation increase used to determine the actuarial present value of the projected benefit obligation for 2003, 2002 and 2001 was 4.50%. The expected long-term rate of return on plan assets for 2003, 2002 and 2001 was 9.0%.

Amounts recognized in the statement of financial position consist of:

	Pension Benefits

	2003	2002

Prepaid/(accrued) benefit cost	$ 1,317	$ (3,904)
Intangible assets	245	384
Accumulated other comprehensive income	(245)	(384)

Net amount recognized	$ 1,317	$ (3,904)

The Company also maintains both qualified and non-qualified defined contribution plans (“Savings Plan” and “Non-Qualified Savings Plan”, respectively) covering U.S. employees. Under the plans, the Company contributes up to a maximum 3% of the participants’ compensation based on the contribution percentage of the employee. The Non-Qualified Savings Plan provides compensating savings plan benefits for participants whose benefits have been curtailed under the Savings Plan due to Internal Revenue Code limitations. The Company’s incurred expenses related to these plans were $0.8 million, $0.7 million and $0.6 million for 2003, 2002 and 2001, respectively.

In addition, the Company maintains several defined contribution pension plans covering non-U.S. employees. Each non-U.S. office (Canada, London, Belgium, Hong Kong, Singapore and Bermuda) maintains a separate plan for the non-U.S. employees working in that location. The Company contributes various amounts based on salary, age, and/or years of service. The contributions as a percentage of salary for the branch offices range from 2% to 12%. The contributions are generally used to purchase pension benefits from local insurance providers. The Company’s incurred expenses related to these plans were $0.4 million for 2003, 2002 and 2001.

The following table summarizes the Accumulated Benefit Obligation (ABO) for years ended December 31, 2003, and 2002, respectively.

	Pension Plan	Supplemental Plan	Total

Accumulated Benefit Obligation- 2003	(30,762,256)	(6,310,955)	(37,073,211)
Accumulated Benefit Obligation- 2002	(23,040,835)	(4,590,322)	(27,631,157)

The asset allocation percentages for the qualified and non-qualified benefit plans at December 31, 2003 and 2002, by asset category are as follows:

	Qualified Benefit Plan		Non-Qualified Benefit Plan

Asset Category:	2003	2002	2003	2002

Equity securities	70.59%	58.05%	71.01%	32.36%
Debt securities	28.66%	25.23%	28.59%	14.22%
Other	0.75%	16.72%	0.40%	53.42%
Total	100.0%	100.0%	100.0%	100.0%

The Company engages a third party investment administrator to manage the qualified and non-qualified plan for its U.S. employees. The assets in both plans consist of debt and equity mutual funds. Due to the long term nature of the plans, the target asset allocation for each plan consists of 70% equities and 30% bonds.

The Company expects to contribute between $1.0 million and $2.0 million to the qualified plan in 2004.

B. Post-retirement Plan

Beginning January 1, 2002, the Company established the Retiree Health Plan. This plan provides health care benefits for eligible retired employees (and their eligible dependants), who have elected coverage. The Company currently anticipates that most covered employees will become eligible for these benefits if they retire while working for the Company. The cost of these benefits is shared with the retiree. The Company accrues the postretirement benefit expense during the period of the employee’s service.

A health care inflation rate for pre-medicare claims of 12% in 2003, was assumed to change to 11% in 2004; and then decrease one percentage point annually to 5% in 2010, and then remain at that level.

A health care inflation rate for post-medicare claims of 8% in 2003, was assumed to change to 7% in 2004; and then decrease one percentage point annually to 5% in 2006, and then remain at that level.

Changes in the assumed health care cost trend can have a significant effect on the amounts reported for the health care plans. A one percent change in the rate would have the following effects on:

(Dollars in thousands)	Percentage Point Increase	Percentage Point Increase

a. Effect on total service and
interest cost components	$ 187	$ (146)
b. Effect on accumulated
postretirement	$ 1,414	$ (1,119)

Benefit expense for this plan for the year ended December 31, 2003 was $0.7 million.

The following table summarizes the status of these plans:

	Years Ended December 31,

(Dollars in thousands)	2003	2002

Change in projected benefit obligation:
Benefit obligation at beginning of year	$4,272	$--
Initial Accrual for Retiree Health Plan	--	3,888
Service cost	372	327
Interest cost	358	294
Assumption change	867	--
Liability loss	186	--
Actuarial loss (gain)	833	(208)
Benefits paid	(18)	(29)

Benefit obligation at end of year	6,870	4,272

Funded status	(6,870)	(4,271)
Unrecognized net loss (gain)	1,659	(208)

(Accrued) postretirement benefit cost	$(5,211)	$(4,479)

Net periodic cost included the following components:

F-33

	Years Ended December 31,

(Dollars in thousands)	2003	2002

Service cost	$372	$327
Interest cost	358	294
Net loss recoginition	20	--

Net periodic cost	$730	$621

The following table summarizes the Accumulated Benefit Obligation (ABO) for the years ended December 31, 2003 and 2002, respectively.

Post Retirement Plan

Accumulated Benefit Obligation- 2003	(6,870,054)
Accumulated Benefit Obligation- 2002	(4,271,205)

14. Dividend Restrictions and Statutory Financial Information

A. Dividend Restrictions

Under Bermuda law, Group is prohibited from declaring or paying a dividend if such payment would reduce the realizable value of its assets to an amount less than the aggregate value of its liabilities and its issued share capital and share premium (additional paid-in capital) accounts. Group’s ability to pay dividends and its operating expenses is dependent upon dividends from its subsidiaries. The payment of such dividends by insurer subsidiaries is limited under Bermuda law and the laws of the various U.S. states in which Group’s insurance and reinsurance subsidiaries are domiciled or deemed domiciled. The limitations are generally based upon net income and compliance with applicable policyholders’ surplus or minimum solvency margin and liquidity ratio requirements as determined in accordance with the relevant statutory accounting practices.

Under Bermuda law, Bermuda Re is prohibited from declaring or making payment of a dividend if it fails to meet its minimum solvency margin or minimum liquidity ratio. As a long-term insurer, Bermuda Re is also unable to declare or pay a dividend to anyone who is not a policyholder unless, after payment of the dividend, the value of the assets in its long-term business fund, as certified by its approved actuary, exceeds its liabilities for long-term business by at least the $250,000 minimum solvency margin. Prior approval of the Bermuda Monetary Authority is required if Bermuda Re’s dividend payments would reduce its prior year-end total statutory capital by 15.0% or more.

Delaware law provides that an insurance company which is either an insurance holding company or a member of an insurance holding system and is domiciled in the state shall not pay dividends without giving prior notice to the Insurance Commissioner of Delaware and may not pay dividends without the approval of the Insurance Commissioner if the value of the proposed dividend, together with all other dividends and distributions made in the preceding twelve months, exceeds the greater of (1) 10% of statutory surplus or (2) net income, not including realized capital gains, each as reported in the prior year’s statutory annual statement. In addition, no dividend may be paid in excess of unassigned earned surplus. At December 31, 2003, Everest Re had $171.6 million available for payment of dividends in 2004 without prior regulatory approval.

B. Statutory Financial Information

Everest Re prepares its statutory financial statements in accordance with accounting practices prescribed or permitted by the National Association of Insurance Commissioners (“NAIC”) and the Delaware Insurance Department. Prescribed statutory accounting practices are set forth in the NAIC Accounting Practices and Procedures Manual. The capital and statutory surplus of Everest Re was $1,715.5 million (unaudited) and $1,494.0 million at December 31, 2003 and 2002, respectively. The statutory net income of Everest Re was $164.6 million (unaudited), $77.6 million and $78.9 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Bermuda Re prepares its statutory financial statements in conformity with the accounting principles set forth in Bermuda in The Insurance Act 1978, amendments thereto and Related Regulations. The statutory capital and surplus of Bermuda Re was $1,220.6 million (unaudited) and $895.4 million at December 31, 2003 and 2002, respectively. The statutory net income of Bermuda Re was $127.1 million (unaudited), $67.5 million and $46.2 million for the years ended December 31, 2003, 2002, and 2001 respectively.

C. Codification

The Company’s U.S. insurance subsidiaries file statutory-basis financial statements with the state departments of insurance in the states in which the subsidiary is licensed. On January 1, 2001, significant changes to the statutory-basis of accounting became effective. The cumulative effect of these changes has been recorded as a direct adjustment to statutory surplus. The cumulative effect of these changes in 2001 increased Everest Re’s statutory surplus by $57.1 million.

15. Contingencies

The Company does not believe that there are any material pending legal proceedings to which it or any of its subsidiaries is a party or of which any of their properties are subject.

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

The Prudential sells annuities, which are purchased by property and casualty insurance companies to settle certain types of claim liabilities. In 1993 and prior years, the Company, for a fee, accepted the claim payment obligation of these property and casualty insurers, and, concurrently, became the owner of the annuity or assignee of the annuity proceeds. In these circumstances, the Company would be liable if The Prudential were unable to make the annuity payments. The estimated cost to replace all such annuities for which the Company was contingently liable at December 31, 2003 and 2002 was $153.8 million and $150.5 million, respectively.

The Company has purchased annuities from an unaffiliated life insurance company with an A+ (Superior) rating from A.M. Best to settle certain claim liabilities of the Company. Should the life insurance company become unable to make the annuity payments, the Company would be liable for those claim liabilities. The estimated cost to replace such annuities at December 31, 2003 and 2002 was $16.0 million and $14.8 million respectively.

16. Stock Based Compensation Plans

The Company has a 2002 Stock Incentive Plan (“2002 Employee Plan”), a 1995 Stock Incentive Plan (“1995 Employee Plan”), a 2003 Non-Employee Director Equity Compensation Plan (“2003 Director Plan”), a 1995 Stock Option Plan for Non-Employee Directors (“1995 Director Plan”) and Board actions in 2001, 2000 and 1999 which award options to non-employee directors. The Company implemented FAS No. 123 in 2002, and related interpretations in accounting for these plans and Board actions. Accordingly, option compensation expense of $2.0 million and $0.6 million have been recognized in the accompanying consolidated financial statements for years ended December 31, 2003 and 2002, respectively, for stock options granted under the 2002 Employee Plan, the 1995 Employee Plan, the 2003 Director Plan and the 1995 Director Plan.

A summary of the status of the Company’s shareholder approved and non-approved plans as of December 31, 2003, 2002 and 2001 and changes during the years then ended is presented in the following table:

Compensation Plans Approved by Shareholders:

		2003	2002		2001

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Excercise
Shares		Price	Shares	Price	Shares	Price

Outstanding,
beginning of year	2,407,524	$ 41.23	2,038,474	$ 37.52	1,805,749	$ 30.39
Granted	250,956	73.47	477,000	55.66	572,800	54.77
Exercised	243,071	32.67	58,850	29.58	236,425	26.08
Forfeited	42,000	50.01	49,100	38.26	103,650	34.63

Outstanding, end of
year	2,373,409	$ 45.41	2,407,524	$ 41.23	2,038,474	$ 37.52

Options exercisable at
year-end	1,248,333		1,092,879		784,984

Weighted-average
fair value of
options exercisable at
year-end		$ 37.20		$ 35.72		$ 27.05

Under the 2003 Director Plan, 500,000 common shares have been authorized to be granted as stock options or stock awards to non-employee directors of the Company. At December 31, 2003, there were 487,500 remaining shares available to be granted. The 2002 Employee Plan replaced the 1995 Employee Plan, therefore, no further awards will be granted under the 1995 Employee Plan. Under the 2002 Employee Plan 4,000,000 common shares have been authorized to be granted as stock options, stock awards or restricted stock awards to officers and key employees of the Company. At December 31, 2003, there were 3,210,250 remaining shares available to be granted under the 2002 Employee Plan. Under the 1995 Director Plan, a total of 50,000 common shares have been authorized to be granted as stock options to non-employee directors of the Company. At December 31, 2003, there were 37,439 remaining shares available to be granted.

Compensation Plans Not Approved by Shareholders:

	2003		2002		2001

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Excercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding,
beginning of year	96,000	$ 36.22	96,000	$ 36.22	56,000	$ 27.80
Granted	--	--	--	--	40,000	48.01
Exercised	--	--	--	--	--	--
Forfeited	--	--	--	--	--	--

Outstanding, end of
year	96,000	$ 36.22	96,000	$ 36.22	96,000	$ 36.22

Options exercisable at
year-end	82,680		59,333		27,360

Weighted-average
fair value of
options
exercisable at
year-end		$ 34.32		$ 32.76		$ 28.69

Compensation plans not approved by shareholders refer to Board actions in 2001, 2000 and 1999, which awarded options to non-employee directors. The Board actions were designed to award non-employee directors with the options to purchase common stock to increase the ownership interest in the Company of non-employee directors whose services are considered essential to the Company’s continued progress, to align such interests with those of the shareholders of the Company and to provide them with a further incentive to serve as directors to the Company. Under Board actions in 2001, 2000 and 1999 a total of 40,000, 30,000 and 26,000 common shares have been granted as stock options to non-employee directors of the Company.

Options granted under the 2002 Employee Plan and the 1995 Employee Plan vest at 20% per year over five years, options granted under the 1995 Director Plan vest at 50% per year over two years and options granted under the 2003 Director Plan and the 2001, 2000 and 1999 Board actions vest at 33% per year over three years. All options are exercisable at fair market value of the stock at the date of grant and expire ten years after the date of grant. Restricted shares granted under the 2002 Employee Plan and the 1995 Employee Plan vest at 20% per year over five years.

The following table summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding			Options Ecercisable

		Weighted-
	Number	Average	Weighted-	Number	Weighted-
Range of	Outstanding	Remaining	Average	Exercisable	Average
Exercise Prices	at 12/31/03	Contractual	Exercise	at 12/31/03	Exercise
		Life	Price		Price

$14.72 - $22.08	58,000	1.8	$ 16.75	58,000	$ 16.75
$22.08 - $29.45	422,388	5.3	$ 24.99	293,668	$ 24.83
$29.45 - $36.81	280,720	5.3	$ 30.88	217,720	$ 30.82
$36.81 - $44.17	450,245	4.3	$ 38.22	450,245	$ 38.22
$44.17 - $51.53	350,300	7.7	$ 47.98	141,580	$ 47.99
$51.53 - $58.89	456,800	8.7	$ 55.60	88,400	$ 55.60
$58.89 - $66.25	203,000	7.3	$ 66.21	81,000	$ 66.21
$66.25 - $73.62	247,956	9.7	$ 73.44	400	$ 70.18

	2,469,409	6.6	$ 45.05	1,331,013	$ 37.03

In addition to the 2002 Employee Plan, the 1995 Employee Plan, the 2003 Director Plan and the 1995 Director Plan, Group issued 1,312 common shares in 2003, 2,248 common shares in 2002 and 2,604 common shares in 2001. These issuances had aggregate values of $100,000, $145,000 and $179,500 to the Company’s non-employee directors as compensation for their service as directors in 2003, 2002 and 2001, respectively.

Since its 1995 initial public offering, the Company has issued to certain key employees of the Company 138,100 restricted shares of stock. Upon issuance of restricted shares, unearned compensation is charged to shareholders’ equity for the cost of the restricted stock and is amortized over the vesting period. The amount of earned compensation recognized as expense with respect to restricted stock awards was $382,835, $41,708 and $54,924 for 2003, 2002 and 2001, respectively. The Company acquired 563 and 488 common shares at a cost of $42,449 and $26,882 in 2003 and 2002, respectively from employees who chose to pay required withholding taxes with shares exercised under the stock option grants or restricted shares, which became unrestricted. The Company acquired 604 common shares at a cost of $49,999 in 2003 from a non-employee director who chose to pay the option exercise price with shares. Also in 2003, 2002 and 2001, the Company recorded contributions of paid in capital in the amount of $3.5 million, $0.7 million and $3.4 million, respectively, representing the tax benefits attributable to the difference between the amount of compensation expense deductible for tax purposes with respect to the stock awards and the amount of such compensation expense reflected in the Company’s financial statements.

17. Related-Party Transactions

During the normal course of business, the Company, through its affiliates, engages in reinsurance and brokerage and commission business transactions, which management believes to be at arm’s-length, with companies controlled by or affiliated with its outside directors. Such transactions, individually and in the aggregate, are not material to the Company’s financial condition, results of operations and cash flows.

18. Segment Reporting

The Company, through its subsidiaries, operates in five segments: U.S. Reinsurance, U.S. Insurance, Specialty Underwriting, International and Bermuda. The U.S. Reinsurance operation writes property and casualty reinsurance, on both a treaty and facultative basis, through reinsurance brokers as well as directly with ceding companies within the U.S. The U.S. Insurance operation writes property and casualty insurance primarily through general agent relationships and surplus lines brokers within the U.S. The Specialty Underwriting operation writes accident and health (“A&H”), marine, aviation and surety business within the U.S. and worldwide through brokers and directly with ceding companies. The International operation writes property and casualty reinsurance through Everest Re’s branches in London, Canada, and Singapore, in addition to foreign business written through Everest Re’s Miami and New Jersey offices. The Bermuda operation provides reinsurance and insurance to worldwide property and casualty markets and reinsurance to life insurers through brokers and directly with ceding companies.

These segments are managed in a carefully coordinated fashion with strong elements of central control, including with respect to capital, investments and support operations. As a result, management monitors and evaluates the financial performance of these operating segments based upon their underwriting gain or loss (“underwriting results”). The Company utilizes inter-affiliate reinsurance and such reinsurance does not impact segment results, as business is generally reported within the segment in which the business was first produced. Underwriting results include earned premium less losses and LAE incurred, commission and brokerage expenses and other underwriting expenses. The accounting policies of the operating segments are generally the same as those described in Note 1L, Summary of Significant Accounting Policies.

The Company does not maintain separate balance sheet data for its operating segments. Accordingly, the Company does not review and evaluate the financial results of its operating segments based upon balance sheet data.

The Company has recently announced that one of its subsidiaries, Everest Re, has reached agreement, subject to regulatory approval, to sell its United Kingdom branch to another of the Company’s subsidiaries, Bermuda Re. Business for this branch is currently reported through the International segment; however, upon completion of the transaction, the business of this branch will be included in the Bermuda segment. Appropriate disclosures will be made in future filings to address the segment financial fluctuations raised by the transfer.

The following tables present the relevant underwriting results for the operating segments for the three years ended December 31, 2003, 2002 and 2001.

U.S. Reinsurance

(Dollar values in thousands)	2003	2002	2001

Gross written premiums	$1,752,302	$894,555	$610,439
Net written premiums	1,687,333	834,234	460,801
Earned premiums	$1,423,841	$726,352	$497,600
Incurred losses and loss
adjustment expenses	1,059,087	535,950	449,635
Commission and brokerage	350,641	182,558	148,807
Other underwriting expenses	21,670	18,876	15,211

Underwriting loss	$(7,557)	$(11,032)	$(116,053)

U.S. Insurance

(Dollar values in thousands)	2003	2002	2001

Gross written premiums	$1,069,527	$821,442	$502,368
Net written premiums	923,147	705,313	361,169

Earned premiums	$823,601	$573,081	$294,225
Incurred losses and loss
adjustment expenses	605,602	432,917	211,311
Commission and brokerage	146,782	122,806	63,512
Other underwriting expenses	38,569	25,802	19,185

Underwriting gain (loss)	$32,648	$(8,444)	$(66.868)

Specialty Underwriting

(Dollar values in thousands)	2003	2002	2001

Gross written premiums	$502,888	$488,583	$414,029
Net written premiums	498,013	486,979	402,145

Earned premiums	$468,932	$459,973	$371,805
Incurred losses and loss
adjustment expenses	295,397	313,352	330,841
Commission and brokerage	133,531	130,552	102,144
Other underwriting expenses	6,475	6,363	5,688

Underwriting gain (loss)	$33,529	$9,706	$(66,868)

International

(Dollar values in thousands)	2003	2002	2001

Gross written premiums	$964,281	$540,888	$322,787
Net written premiums	957,440	533,972	311,238

Earned premiums	$849,987	$472,542	$287,446
Incurred losses and loss
adjustment expenses	533,941	295,349	202,591
Commission and brokerage	200,249	110,160	79,678
Other underwriting expenses	16,908	13,196	13,829

Underwriting gain (loss)	$98,889	$53,837	$(8,652)

Bermuda

(Dollar values in thousands)	2003	2002	2001

Gross written premiums	$284,804	$101,033	$25,018
Net written premiums	249,456	77,122	24,785

Earned premiums	$171,490	$41,729	$16,401
Incurred losses and loss
adjustment expenses	106,169	51,814	15,139
Commission and brokerage	32,730	5,711	2,656
Other underwriting expenses	5,048	2,493	1,539

Underwriting gain (loss)	$27,543	$(18,289)	$(2,933)

The following table reconciles the underwriting results for the operating segments to income before tax as reported in the consolidated statements of operations and comprehensive income:

(Dollar values in thousands)	2003	2002	2001

Underwriting gain (loss)	$185,052	$25,778	$(194,289)
Net investment income	402,100	350,603	340,441
Realized loss	(38,026)	(50,043)	(22,313)
Net derivative income (expense)	5,851	(14,509)	(12,218)
Corporate expenses	(5,953)	(3,186)	(3,432)
Distributions on trust
preferred securities	(16,485)	(2,091)	--
Interest expense	(40,293)	(42,417)	(46,004)
Other (expense) income	(1,033)	(2,091)	28,158

Income before taxes	$491,213	$262,044	$90,343

The Company produces business in its U.S., Bermuda and international operations. The net income and assets of the individual foreign countries in which the Company writes business are not identifiable in the Company’s financial records. The largest country, other than the U.S., in which the Company writes business is the United Kingdom, with $394.9 million of written premium for the year ended December 31, 2003. No other country represented more than 5% of the Company’s revenues.

Approximately 13.1%, 15.9% and 13.4% of the Company’s gross written premiums in 2003, 2002 and 2001, respectively, were sourced through the Company’s largest intermediary.

F-41

19. Unaudited Quarterly Financial Data

Summarized quarterly financial data were as follows:

(Dollar in thousands, except per share amounts)	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter

2003 Operating data:
Gross written premiums	$1,001,840	$1,068,729	$1,239,597	$1,263,636
Net written premiums	951,933	988,423	1,183,707	1,191,328
Premiums earned	744,870	851,988	1,046,353	1,094,640
Net investment income	93,377	102,060	100,283	106,380
Net realized capital (loss) gain	(13,235)	1,747	(30,055)	3,517
Total claims and underwriting expenses	696,140	813,371	993,735	1,055,506
Net income	$94,367	$109,555	$100,326	$121,780

Net income per common share – basic	$1.85	$2.03	$1.81	$2.19
Net income per common share–diluted	$1.83	$1.99	$1.77	$2.15

2002 Operating data:
Gross written premiums	$596,310	$630,055	$707,977	$912,159
Net written premiums	565,016	600,673	660,640	811,291
Premiums earned	491,208	502,330	555,600	724,539
Net investment income	85,540	90,830	86,412	87,821
Net realized capital loss	(3,855)	(31,008)	(7,680)	(7,500)
Total claims and underwriting expenses	487,640	490,221	537,337	735,887
Net income	$61,061	$53,407	$61,270	$55,565

Net income per common share –basic	$1.27	$1.04	$1.20	$1.09
Net income per common share-diluted	$1.24	$1.02	$1.19	$1.08

EVEREST RE GROUP, LTD.

SCHEDULE I - SUMMARY OF INVESTMENTS-
OTHER THAN INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 2003

Column A	Column B	Column C	Column D

Amount
Shown in
		Market	Balance
(Dollars in thousands)	Cost	Value	Sheet

Fixed maturities-available for sale
Bonds:
U.S. government and government agencies	$245,296	$249,875	$249,875
State, municipalities and political subdivisions	2,798,386	2,951,633	2,951,633
Foreign government securities	708,119	730,626	730,626
Foreign corporate securities	360,803	386,848	386,848
Public utilities	279,268	287,800	287,800
All other corporate bonds	2,564,240	2,700,343	2,700,343
Mortgage pass-through securities	1,369,214	1,383,331	1,383,331
Redeemable preferred stock	32,397	36,430	36,430

Total fixed maturities-available for sale	8,357,723	8,726,886	8,726,886
Equity securities	139,911	147,885	147,885
Short-term investments	151,853	151,853	151,853
Other invested assets	102,742	103,359	103,359
Cash	184,859	184,859	184,859

Total investments and cash	$8,937,088	$9,314,842	$9,314,842

EVEREST RE GROUP, LTD.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OFTHE
REGISTRANT CONDENSED BALANCE SHEETS

	December 31,

(Dollars in thousands, except par value per share)	2003	2002

ASSETS
Fixed maturities - available for sale, at market value
(amortized cost: 2003, $141,860; 2002, $127,048)	$144,091	$133,203
Short-term investments	4,422	3,678
Cash	796	343
Investment in subsidiaries, at equity in the underlying net assets	3,011,083	2,229,241
Accrued investment income	1,491	1,452
Receivable from affliate	2,429	760
Other assets	1,127	752

Total assets	$3,165,439	$2,369,429

LIABILITIES
Due to affiliates	$203	$541
Other liabilities	336	242

Total liabilities	539	783

SHAREHOLDERS' EQUITY
Preferred shares, par value:
no shares issued and outstanding	--	--
Common shares, par value:
55.7 million shares issued in 2003 and 50.9 million shares issued
in 2002	561	513
Paid-in capital	954,658	618,521
Unearned compensation	(5,257)	(340)
Accumulated other comprehensive income, net of deferred taxes
of $117.5 million in 2003 and $74.4 million in 2002	280,077	221,542
Treasury shares, at cost; 0.5 million shares in 2003 and 2002	(22,950)	(22,950)
Retained earnings	1,957,811	1,551,360

Total shareholders' equity	3,164,900	2,368,646

Total liabilities and shareholders' equity	$3,165,439	$2,369,429

See notes to consolidated financial statements

EVEREST RE GROUP, LTD.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF THE
REGISTRANT CONDENSED STATEMENTS OF OPERATIONS

	Years Ended December 31,

(Dollars in thousands)	2003	2002	2001

REVENUES
Net investment income	$9,214	$13,570	$17,305
Net realized capital gain	3,493	1,363	2,453
Other expense	(1,159)	(628)	(20)
Equity in undistributed change in retained earnings of subsidiaries	417,303	217,909	80,343

Total revenues	428,851	232,214	100,081

EXPENSES
Other expenses	2,806	904	1,077

Income before taxes	426,045	231,310	99,004
Income tax expense (benefit)	17	7	(14)

Net income	$426,028	$231,303	$99,018

See notes to consolidated financial statements

EVEREST RE GROUP, LTD.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF THE
REGISTRANT CONDENSED STATEMENTS OF CASHFLOWS

	For Years Ended December 31,

(Dollars in thousands)	2003	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$426,028	$231,303	$99,018
Adjustments to reconcile net income to net cash provided
by operating activities:
Equity in undistributed change in retained earnings of subsidiaries	(417,303)	(217,909)	(80,343)
(Decrease) increase in other liabilities	(654)	141	(19)
Decrease in other assets	3,295	132	894
Increase in receivable from affliates	(1,669)	(656)	(75)
Accrual of bond discount/amortization of bond premium	915	(252)	(665)
Realized capital gains	(3,493)	(1,363)	(2,453)
Non-cash compensation	(4,917)	(225)	55

Net cash provided by operating activities	2,202	11,171	16,412

CASH FLOWS FROM INVESTING ACTIVITIES
Additional investment in subsidiaries	(300,000)	(350,000)	(119,369)
Proceeds from fixed maturities matured/called - available for sale	138,428	388,115	189,532
Cost of fixed maturities acquired - available for sale	(150,774)	(380,779)	(115,985)
Net (purchases) sales of short-term securities	(631)	(179)	35,180

Net chash used in investing activities	(312,977)	(342,843)	(10,642)

CASH FLOWS FROM FINANCING ACTIVITIES
Common shares issued during the period	330,885	347,893	6,574
Dividends paid to shareholders	(19,577)	(16,419)	(12,927)

Net cash provided by (used in) financing activities	311,308	331,474	(6,353)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(80)	--	--

Net increase (decrease) in cash	453	(198)	(583)
Cash, beginning of period	343	541	1,124

Cash, end of period	$796	$343	$541

See notes to consolidated financial statements

EVEREST RE GROUP, LTD.

SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J

		Reserve
		for Losses				Incurred	Amortization
Geographic Area	Deferred	and Loss	Unearned		Net	Loss and Loss	of Deferred	Other	Net
	Acquistion	Adjustment	Premium	Premiums	Investment	Adjustment	Acquisition	Operating	Written
(Dollars in thousands)	Costs	Expenses	Reserves	Earned	Income	Expenses	Costs	Expenses	Premium

December 31, 2003
Domestic	$169,765	$5,137,233	$1,134,706	$2,716,374	$256,879	$1,960,086	$630,954	$72,667	$3,108,493
International	$50,912	$1,089,845	$222,965	$849,987	$36,891	$533,941	$200,249	$16,908	$957,440
Bermuda	$112,537	$134,167	$141,969	$171,490	$108,330	$106,169	$32,730	$5,048	$249,456

Total	$333,214	$6,361,245	$1,499,640	$3,737,851	$402,100	$2,600,196	$863,933	$94,623	$4,315,389

December 31, 2002
Domestic	$133,824	$3,481,424	$702,970	$1,759,406	$229,990	$1,282,219	$435,916	$52,860	$2,026,526
International	$27,626	$749,836	$106,843	$472,542	$27,932	$295,349	$110,160	$13,196	$533,972
Bermuda	$45,966	$674,322	$62,527	$41,729	$92,681	$51,814	$5,711	$3,860	$77,122

Total	$207,416	$4,905,582	$872,340	$2,273,677	$350,603	$1,629,382	$551,787	$69,916	$2,637,620

December 31, 2001
Domestic	$98,491	$3,072,439	$411,224	$1,163,630	$231,863	$991,787	$314,463	$42,369	$1,224,117
International	$16,457	$632,962	$61,169	$287,446	$34,357	$202,591	$79,678	$13,829	$311,239
Bermuda	$15,761	$572,866	$16,778	$16,401	$74,221	$15,139	$2,656	$2,686	$24,786

Total	$130,709	$4,278,267	$489,171	$1,467,477	$340,441	$1,209,517	$396,797	$58,884	$1,560,142

EVEREST RE GROUP, LTD.

SCHEDULE IV — REINSURANCE

Column A	Column B	Column C	Column D	Column E	Column F

		Ceded to	Assumed
	Gross	Other	from Other		Assumed to
(Dollars in thousands)	Amount	Companies	Companies	Net Amount	Net

December 31, 2003
Total property and liability
insurance premiums earned	$1,021,881	$223,540	$2,939,510	$3,737,851	78.6%
December 31, 2002
Total property and liability
insurance premiums earned	$672,823	$192,607	$1,793,461	$2,273,677	78.9%
December 31, 2001
Total property and liability
insurance premiums earned	$380,178	$325,435	$1,412,734	$1,467,477	96.3%