Form 10-K/A
period 2003-12-31
EVEREST RE GROUP LTD
filed 2004-03-19
CIK 1095073

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

 Amendment No.1 on FORM 10-K/A to Annual Report on FORM 10-K

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

Reports on Form 8-K

A report on Form 8-K dated October 20, 2003 was filed on October 20, 2003 reporting the third quarter earnings for Everest Re Group, Ltd.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized on March 19, 2004.

EVEREST RE GROUP, LTD.

By:/s/ STEPHEN L. LIMAURO
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