Form 10-K/A
period 2003-12-31
EVEREST RE GROUP LTD
filed 2004-03-22
CIK 1095073

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

 Amendment No.2 on FORM 10-K/A to Annual Report on FORM 10-K

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

DOCUMENTS INCORPORATED BY REFERENCE

        Certain information required by Items 10, 11, 12, 13 and 14 of Form 10-K is incorporated by reference into Part III hereof from the registrant’s proxy statement for the 2004 Annual General Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of the close of the registrant’s fiscal year ended December 31, 2003.

Item		Page
PART I
1	Business	1
2	Properties	28
3	Legal Proceedings	28
4	Submission of Matters to a Vote of Security Holders	28
PART II
5	Market for Registrants Common Equity and Related Shareholder Matters	28
6	Selected Financial Data	29
7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	37
7A	Quantitative and Qualitative Disclosures About Market Risk	81
8	Financial Statements and Supplementary Data	81
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	81
9A	Controls and Procedures	81
PART III
10	Directors and Executive Officers of the Registrant	81
11	Executive Compensation	81
12	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	81
13	Certain Relationships and Related Transactions	81
14	Principal Accountant Fees and Services	81
PART IV
15	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	81

3

Explanatory Note

This Amendment No. 2 on Form 10-K/A to the Annual Report on Form 10-K is being filed to amend the following disclosures:

o	The table captioned “Effect of Reserve Re-estimate on Calendar Year Operations” in Part I, Item 1, “Business –Changes in Historical Reserves” has been reformatted for clarity.

o	In Schedule III, “Supplemental Insurance Information”, Column C and Column F have been revised for 2003 to reflect the proper amounts by Geographic Area.

o	Minor typographical and formatting corrections have been made to several tables including numerical corrections in the following tables: (i) Part I, Item 1, “Business– Investments,“ table of fixed maturities, Unrealized Appreciation column; (ii)Part I, Item 7,“Financial Condition,“ table of “Net Asbestos Exposures,“ 2003 column subtotal; and (iii) Part IV, Item 15, Note 18 of Notes to Consolidated Financial Statements (Segment Reporting), table of underwriting results for the U.S. Insurance segment, Underwriting gain for 2001.

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
(2) After investment expenses, excluding realized net capital gains (losses).

The following table summarizes fixed maturities as of December 31, 2003 and 2002:

	Amortized	Unrealized	Unrealized	Market
(Dollars in millions)	Cost	Appreciation	Depreciation	Value

December 31, 2003:
U.S. Treasury securities and obligations of U.S.
government agencies and corporations	$245.3	$7.0	$2.4	$249.9
Obligations of states and political subdivisions	2,798.4	156.4	3.1	2,951.7
Corporate securities	2,875.9	171.6	23.0	3,024.5
Mortgage-backed securities	1,369.2	26.7	12.6	1,383.3
Foreign government securities	708.1	24.6	2.1	730.6
Foreign corporate securities	360.8	26.5	0.4	386.9

Total	$8,357.7	$412.8	$43.6	$8,726.9

December 31, 2002:
U.S. Treasury securities and obligations of U.S.
government agencies and corporations	$506.6	$10.1	$0.5	$516.2
Obligations of states and political subdivisions	2,520.6	144.6	2.6	2,662.6
Corporate securities	2,066.0	119.2	31.7	2,153.5
Mortgage-backed securities	839.5	43.0	1.1	881.4
Foreign government securities	312.7	25.2	--	337.9
Foreign corporate securities	215.4	14.3	1.4	228.3

Total	$6,460.8	$356.4	$37.3	$6,779.9

The following table presents the credit quality distribution of the Company’s fixed maturities as of December 31, 2003:

Rating Agency Credit Quality Distribution		Percentage of
(Dollars in millions)	Amount	Total

AAA	$4,612.6	52.9%
AA	756.9	8.7
A	1,672.9	19.2
BBB	1,171.6	13.4
BB	430.1	4.9
B	52.7	0.6
Other	30.0	0.3

Total (1)	$8,726.9	100.	0%

(1) Certain totals may not reconcile due to rounding.

The following table summarizes fixed maturities by contractual maturity as of December 31, 2003:

		Percent of
(Dollars in millions)	Amount	Total

Maturity category:
Less than one year	$98.5	1.1%
1-5 years	1,749.0	20.0
5-10 years	2,130.1	24.4
After 10 years	3,366.0	38.6

Subtotal	7,343.6	84.1
Mortgage-backed securities (1)	1,383.3	15.9

Total	$8,726.9	100.0%

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

The following table represents the reserve levels and ranges as of December 31, 2003 for each of the Company’s business segments.

	Outstanding Reserves and Ranges By Segment (1)
	As of December 31, 2003
	As	Low	Low	High		High
(Dollars in thousands)	Reported	Range % (2)	Range (2)	Range % (2)		Range (2)

Net Reserves By Segment
U.S. Reinsurance	$2,250,154	-7.8%	$2,074,469	8.3%		$2,436,378
U.S. Insurance	806,704	-5.0%	766,369	7.5%		867,207
Specialty Underwriting	280,585	-8.1%	257,722	8.1%		303,448
International	857,655	-8.1%	788,589	13.7%		975,493
Bermuda	370,676	-4.9%	352,465	6.5%		394,634

Total Net Reserves (excluding A&E)	4,565,774	-7.1%	4,239,614	9.0%		4,977,160

A&E (All Segments) (3)	534,369	NA	534,369	N	A	534,369

Total Net Reserves	$5,100,143	NA	$4,773,983	N	A	$5,511,529

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

The Company’s insurance company subsidiaries, other than Mt. McKinley and Everest International, currently hold an “A+ (“Superior”)” financial strength rating from A.M. Best. Everest Re, Bermuda Re and Everest National hold an “AA– (“Very Strong”)” financial strength rating from Standard & Poor’s. Everest Re and Bermuda Re hold an “Aa3 (“Excellent”)” financial strength rating from Moody’s. Financial strength ratings are used by insurers and reinsurance and insurance intermediaries as an important means of assessing the financial strength and quality of reinsurers. In addition, an unfavorable rating or the lack of a rating of its reinsurers may adversely affect the rating of a company purchasing reinsurance. A downgrade or withdrawal of any of these ratings might adversely affect, the Company’s ability to market its insurance products and could have a material and adverse effect on future prospects for growth and profitability. During the last five years, no active subsidiary of the Company has experienced a credit rating downgrade. However, the Company cannot assure that no credit downgrade will ever occur in the future. Consistent with market practice, roughly 20% to 30% of the Company’s treaty reinsurance business allows the ceding company to terminate the contract or seek collateralization of the Company’s obligations in the event of a rating downgrade below a certain threshold. The termination provision would generally be triggered only if a rating fell below A.M. Best’s A- rating level, which is three levels below Everest Re’s current rating of A+. Everest Re also has more modest exposure to reinsurance contracts that contain provisions for obligatory funding of outstanding liabilities in the event of a rating agency downgrade. That provision would also generally be triggered only if Everest Re’s rating fell below A.M. Best’s A- rating level.

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

Schedules other than these listed above are omitted for the reason that they are not applicable or the information is otherwise contained in the financial statements.

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

Increase (decrease) during the period
between the market value and cost of
investments carried at market value, and
deferred tax thereon:
Fixed maturities	$50,144	$146,295	$70,511
Equity securities	17,342	(10,323)	(13,197)
Other invested assets	648	(32)	20
Deferred taxes	(31,773)	(31,741)	(12,550)

Increase in unrealized appreciation, net of
deferred taxes, included in shareholders’ equity	$36,361	$104,199	$44,784

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

The following table summarizes the status of these plans:

	Years Ended December 31,

(Dollars in thousands)	2003	2002

Change in projected benefit obligation:
Benefit obligation at beginning of year	$39,796	$31,402
Service cost	2,295	1,877
Interest cost	2,692	2,376
Actuarial gain	6,331	3,666
Plan change	190	784
Administrative expenses paid	(219)	--
Benefits paid	(312)	(309)

Benefit obligation at end of year	50,773	39,796

Change in plan assets:
Fair value of plan assets at beginning of year	23,344	20,868
Actual return on plan assets	5,794	(2,387)
Actual contributions during the year	8,957	5,172
Administrative expenses paid	219)	--
Benefits paid	(312)	(309)

Fair value of plan assets at end of year	37,564	23,344

Funded status	(13,209)	(16,453)
Unrecognized prior service cost	874	811
Unrecognized net loss	13,652	11,738

Prepaid (accrued) pension cost	$1,317	$(3,904)

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

See notes to consolidated financial statements

EVEREST RE GROUP, LTD.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF THE
REGISTRANT CONDENSED STATEMENTS OF CASHFLOWS

	For Years Ended December 31,

(Dollars in thousands)	2003	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$426,028	$231,303	$99,018
Adjustments to reconcile net income to net cash provided
by operating activities:
Equity in undistributed change in retained earnings of subsidiaries	(417,303)	(217,909)	(80,343)
(Decrease) increase in other liabilities	(654)	141	(19)
Decrease in other assets	3,295	132	894
Increase in receivable from affliates	(1,669)	(656)	(75)
Accrual of bond discount/amortization of bond premium	915	(252)	(665)
Realized capital gains	(3,493)	(1,363)	(2,453)
Non-cash compensation	(4,917)	(225)	55

Net cash provided by operating activities	2,202	11,171	16,412

CASH FLOWS FROM INVESTING ACTIVITIES
Additional investment in subsidiaries	(300,000)	(350,000)	(119,369)
Proceeds from fixed maturities matured/called - available for sale	138,428	388,115	189,532
Cost of fixed maturities acquired - available for sale	(150,774)	(380,779)	(115,985)
Net (purchases) sales of short-term securities	(631)	(179)	35,180

Net chash used in investing activities	(312,977)	(342,843)	(10,642)

CASH FLOWS FROM FINANCING ACTIVITIES
Common shares issued during the period	330,885	347,893	6,574
Dividends paid to shareholders	(19,577)	(16,419)	(12,927)

Net cash provided by (used in) financing activities	311,308	331,474	(6,353)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(80)	--	--

Net increase (decrease) in cash	453	(198)	(583)
Cash, beginning of period	343	541	1,124

Cash, end of period	$796	$343	$541

See notes to consolidated financial statements

EVEREST RE GROUP, LTD.

SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J

		Reserve
		for Losses				Incurred	Amortization
Geographic Area	Deferred	and Loss	Unearned		Net	Loss and Loss	of Deferred	Other	Net
	Acquistion	Adjustment	Premium	Premiums	Investment	Adjustment	Acquisition	Operating	Written
(Dollars in thousands)	Costs	Expenses	Reserves	Earned	Income	Expenses	Costs	Expenses	Premium

December 31, 2003
Domestic	$169,765	$4,402,656	$1,134,706	$2,716,374	$256,544	$1,960,086	$630,954	$72,667	$3,108,493
International	$50,912	$1,089,845	$222,965	$849,987	$36,891	$533,941	$200,249	$16,908	$957,440
Bermuda	$112,537	$868,764	$141,969	$171,490	$108,665	$106,169	$32,730	$5,048	$249,456

Total	$333,214	$6,361,245	$1,499,640	$3,737,851	$402,100	$2,600,196	$863,933	$94,623	$4,315,389

December 31, 2002
Domestic	$133,824	$3,481,424	$702,970	$1,759,406	$229,990	$1,282,219	$435,916	$52,860	$2,026,526
International	$27,626	$749,836	$106,843	$472,542	$27,932	$295,349	$110,160	$13,196	$533,972
Bermuda	$45,966	$674,322	$62,527	$41,729	$92,681	$51,814	$5,711	$3,860	$77,122

Total	$207,416	$4,905,582	$872,340	$2,273,677	$350,603	$1,629,382	$551,787	$69,916	$2,637,620

December 31, 2001
Domestic	$98,491	$3,072,439	$411,224	$1,163,630	$231,863	$991,787	$314,463	$42,369	$1,224,117
International	$16,457	$632,962	$61,169	$287,446	$34,357	$202,591	$79,678	$13,829	$311,239
Bermuda	$15,761	$572,866	$16,778	$16,401	$74,221	$15,139	$2,656	$2,686	$24,786

Total	$130,709	$4,278,267	$489,171	$1,467,477	$340,441	$1,209,517	$396,797	$58,884	$1,560,142

EVEREST RE GROUP, LTD.

SCHEDULE IV — REINSURANCE

Column A	Column B	Column C	Column D	Column E	Column F

		Ceded to	Assumed
	Gross	Other	from Other		Assumed to
(Dollars in thousands)	Amount	Companies	Companies	Net Amount	Net

December 31, 2003
Total property and liability
insurance premiums earned	$1,021,881	$223,540	$2,939,510	$3,737,851	78.6%
December 31, 2002
Total property and liability
insurance premiums earned	$672,823	$192,607	$1,793,461	$2,273,677	78.9%
December 31, 2001
Total property and liability
insurance premiums earned	$380,178	$325,435	$1,412,734	$1,467,477	96.3%