Form 10-Q
period 2004-03-31
EVEREST RE GROUP LTD
filed 2004-05-10
CIK 1095073

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:	Commission File Number:
March 31, 2004	1-15731

EVEREST RE GROUP, LTD.
(Exact name of Registrant as specified in its charter)

Bermuda	98-0365432
(State or other juris-	(IRS Employer Identification
diction of incorporation	Number)
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

YES   X       NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Number of Shares Outstanding
Class	at May 1, 2004

Common Shares, $.01 par value	55,948,206

EVEREST RE GROUP, LTD.

Index To Form 10-Q

PART I

FINANCIAL INFORMATION

Page
ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets at March 31, 2004 (unaudited)	3
and December 31, 2003

Consolidated Statements of Operations and Comprehensive Income	4
for the three months ended March 31, 2004 and 2003 (unaudited)

Consolidated Statements of Changes in Shareholders’ Equity for the	5
three months ended March 31, 2004 and 2003 (unaudited)

Consolidated Statements of Cash Flows for the three months	6
ended March 31, 2004 and 2003 (unaudited)

Notes to Consolidated Interim Financial Statements (unaudited)	7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION	18

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK	38

ITEM 4. CONTROLS AND PROCEDURES	39

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	40

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS	40
AND ISSUER PURCHASES OF EQUITY SECURITIES

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	40

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF
SECURITY HOLDERS	40

ITEM 5. OTHER INFORMATION	40

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K	41

EVEREST RE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS
	March 31,	December 31,

(Dollars in thousands, except par value per share)	2004	2003

	(unaudited)
ASSETS:
Fixed maturities - available for sale, at market value
(amortized cost: 2004, $8,687,893; 2003, $8,357,723)	$9,128,836	$8,726,886
Equity securities, at market value (cost: 2004, $253,671; 2003, $146,407)	268,664	154,381
Short-term investments	579,570	151,853
Other invested assets (cost: 2004, $103,072; 2003, $102,742)	104,015	103,359
Cash	101,192	184,859

Total investments and cash	10,182,277	9,321,338
Accrued investment income	118,916	113,989
Premiums receivable	1,184,575	1,047,856
Reinsurance receivables	1,259,755	1,284,139
Funds held by reinsureds	172,198	157,364
Deferred acquisition costs	347,171	333,214
Prepaid reinsurance premiums	94,642	98,384
Deferred tax asset	135,872	145,271
Other assets	225,836	187,981

TOTAL ASSETS	$13,721,242	$12,689,536

LIABILITIES:
Reserve for losses and adjustment expenses	$6,694,449	$6,361,245
Future policy benefit reserve	202,866	205,275
Unearned premium reserve	1,618,602	1,499,640
Funds held under reinsurance treaties	343,415	385,768
Losses in the course of payment	39,292	11,133
Contingent commissions	3,626	2,135
Other net payable to reinsurers	35,124	46,037
Current federal income taxes	35,685	41,308
8.5% Senior notes due 3/15/2005	249,899	249,874
8.75% Senior notes due 3/15/2010	199,269	199,245
Revolving credit agreement borrowings	70,000	70,000
Junior subordinated debt securities payable	546,393	216,496
Accrued interest on debt and borrowings	4,169	13,695
Other liabilities	313,851	222,785

Total liabilities	10,356,640	9,524,636

SHAREHOLDERS' EQUITY:
Preferred shares, par value: $0.01; 50 million shares authorized;
no shares issued and outstanding	--	--
Common shares, par value: $0.01; 200 million shares authorized;
55.9 million shares issued in 2004 and 55.7 million shares issued in 2003	564	561
Additional paid-in capital	966,699	954,658
Unearned compensation	(4,971)	(5,257)
Accumulated other comprehensive income, net of deferred income taxes of
$125.6 million in 2004 and $117.5 million in 2003	346,940	280,077
Retained earnings	2,078,320	1,957,811
Treasury shares, at cost; 0.5 million shares in 2004 and 0.5 million
shares in 2003	(22,950)	(22,950)

Total shareholders' equity	3,364,602	3,164,900

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$13,721,242	$12,689,536

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME

	Three Months Ended
	March 31,

(Dollars in thousands, except per share amounts)	2004	2003

	(unaudited)
REVENUES:
Premiums earned	$1,055,065	$744,870
Net investment income	100,897	93,505
Net realized capital loss	(34,908)	(13,235)
Net derivative expense	(3,752)	(2,700)
Other income (expense)	1,460	(1,147)

Total revenues	1,118,762	821,293

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	711,528	513,471
Commission, brokerage, taxes and fees	222,779	162,805
Other underwriting expenses	23,598	19,864
Interest expense on senior notes	9,736	9,731
Interest expense on junior subordinated debt	4,419	4,249
Interest expense on credit facility	324	360

Total claims and expenses	972,384	710,480

INCOME BEFORE TAXES	146,378	110,813
Income tax expense	20,277	16,446

NET INCOME	$126,101	$94,367

Other comprehensive income, net of tax	66,863	29,988

COMPREHENSIVE INCOME	$192,964	$124,355

PER SHARE DATA:
Average shares outstanding (000's)	55,771	50,897
Net income per common share - basic	$2.26	$1.85

Average diluted shares outstanding (000's)	56,834	51,521
Net income per common share - diluted	$2.22	$1.83

The accompanying notes are an integral part of the consolidated fianancial statements.

EVEREST RE GROUP, LTD.

CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY

	Three Months Ended
	March 31,

(Dollars in thousands, except share amounts)	2004	2003

	(unaudited)
COMMON SHARES (shares outstanding):
Balance, beginning of period	55,677,044	50,881,693
Issued during the period	241,940	26,950

Balance, end of period	55,918,984	50,908,643

COMMON SHARES (par value):
Balance, beginning of period	$561	$513
Issued during the period	3	1

Balance, end of period	564	514

ADDITIONAL PAID IN CAPITAL:
Balance, beginning of period	954,658	618,521
Common shares issued during the period	12,041	886

Balance, end of period	966,699	619,407

UNEARNED COMPENSATION:
Balance, beginning of period	(5,257)	(340)
Net decrease during the period	286	21

Balance, end of period	(4,971)	(319)

ACCUMULATED OTHER COMPREHENSIVE INCOME,
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	280,077	221,542
Net increase during the period	66,863	29,988

Balance, end of period	346,940	251,530

RETAINED EARNINGS:
Balance, beginning of period	1,957,811	1,551,360
Net income	126,101	94,367
Dividends declared ($0.10 per share in 2004
and $0.09 per share in 2003)	(5,592)	(4,581)

Balance, end of period	2,078,320	1,641,146

TREASURY SHARES AT COST:
Balance, beginning of period	(22,950)	(22,950)
Treasury shares acquired during the period	--	--

Balance, end of period	(22,950)	(22,950)

TOTAL SHAREHOLDERS' EQUITY, END OF PERIOD	$3,364,602	$2,489,328

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31, 2004

(Dollars in thousands)	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:	(unaudited)
Net income	$126,101	$94,367
Adjustments to reconcile net income to net cash provided by
operating activities:
Increase in premiums receivable	(136,084)	(143,600)
Increase in funds held by reinsureds, net	(57,767)	(13,945)
Decrease in reinsurance receivables	20,920	22,674
Decrease (increase) in deferred tax asset	2,410	(15,274)
Increase in reserve for losses and loss adjustment expenses	338,185	181,783
Decrease in future policy benefit reserve	(2,409)	(3,209)
Increase in unearned premiums	118,745	219,163
Decrease in other assets and liabilities	(52,129)	(27,441)
Non-cash compensation expense	286	21
Amortization of bond premium/accrual of bond discount	6,431	(163)
Amortization of underwriting discount on senior notes	48	44
Realized capital losses	34,908	13,235

Net cash provided by operating activities	399,645	327,655

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale	168,786	196,985
Proceeds from fixed maturities sold - available for sale	512,887	465,679
Proceeds from equity securities sold	1,317	120
Proceeds from other invested assets sold	280	10
Cost of fixed maturities acquired - available for sale	(1,060,147)	(928,353)
Cost of equity securities acquired	(108,230)	--
Cost of other invested assets acquired	(289)	(3,048)
Net purchases of short-term securities	(427,798)	(72,283)
Net increase (decrease) in unsettled securities transactions	101,155	(35,881)

Net cash used in investing activities	(812,039)	(376,771)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares issued during the period	12,044	887
Dividends paid to shareholders	(5,592)	(4,581)
Net proceeds from issuance of junior subordinated notes	319,997	--

Net cash provided by (used in) financing activities	326,449	(3,694)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	2,278	(2,299)

Net decrease in cash	(83,667)	(55,109)
Cash, beginning of period	184,859	208,830

Cash, end of period	$101,192	$153,721

SUPPLEMENTAL CASH FLOW INFORMATION
Cash transactions:
Income taxes paid, net	$19,528	$5,453
Interest paid	$23,957	$24,034

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended March 31, 2004 and 2003

1. General

As used in this document, “Group” means Everest Re Group, Ltd.; “Holdings” means Everest Reinsurance Holdings, Inc.; “Everest Re” means Everest Reinsurance Company and its subsidiaries (unless the context otherwise requires); and the “Company” means Everest Re Group, Ltd. and its subsidiaries, except when referring to periods prior to February 24, 2000, when it means Holdings and its subsidiaries.

The consolidated financial statements of the Company for the three months ended March 31, 2004 and 2003 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis. Certain financial information, which is normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America, has been omitted since it is not required for interim reporting purposes. The year end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America. The results for the three months ended March 31, 2004 and 2003 are not necessarily indicative of the results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2003, 2002 and 2001 included in the Company’s most recent Form 10-K filing.

2. New Accounting Pronouncement

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities (“VIEs”) (“FIN 46”). FIN 46 addresses whether certain types of entities, referred to as VIEs, should be consolidated or deconsolidated in a company’s financial statements. During October 2003, the FASB deferred the effective date of FIN 46 provisions for VIEs created prior to February 1, 2003 to the first reporting period ending after December 15, 2003. During December 2003, the FASB issued FIN 46R, replacing FIN 46. FIN 46R is effective, for entities that had not adopted FIN 46 as of December 24, 2003, no later than the end of the first reporting period that ends on or after March 15, 2004. The Company adopted FIN 46R in the first quarter of 2004, resulting in the deconsolidation of Everest Re Capital Trust (“Capital Trust”) and Everest Re Capital Trust II (“Capital Trust II”). The 2003 consolidated balance sheet and statement of operations and comprehensive income have been restated to reflect the deconsolidation.

Capital Trust II and Capital Trust are wholly owned finance subsidiaries of Holdings that issued trust preferred securities on March 29, 2004 ($320 million of trust preferred securities) and November 14, 2002 ($210 million of trust preferred securities), respectively.

The proceeds of the March 29, 2004 and November 14, 2002 trust preferred securities offerings, together with Holdings’ investments in Capital Trust II ($9.9 million) and Capital Trust ($6.5 million), which are held as equity investments on the consolidated balance sheets, were used to purchase from Holdings $329.9 million of 6.20% junior subordinated debt securities and $216.5 million of 7.85% junior subordinated debt securities, respectively.

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three Months Ended March 31, 2004 and 2003

The impact of the deconsolidation effectively substituted Holdings’ junior subordinated debt securities, which are held by Capital Trust and Capital Trust II, for the trust preferred securities previously reported.

3. Capital Transactions

The Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”) that provides for the issuance of up to $975.0 million of securities. Generally, under this shelf registration statement, Group is authorized to issue common shares, preferred shares, debt securities, warrants and hybrid securities, Holdings is authorized to issue debt securities and Capital Trust II and Everest Re Capital Trust III (“Capital Trust III”) are authorized to issue trust preferred securities. This registration statement was declared effective by the SEC on December 22, 2003.

o	On March 29, 2004, Capital Trust II, an unconsolidated affiliate, issued trust preferred securities resulting in a takedown from the shelf registration statement of $320 million, leaving a remaining balance on the registration statement at March 31, 2004 of $655 million. In conjunction with the issuance of Capital Trust II’s trust preferred securities, Holdings issued $329.9 million of 6.20% junior subordinated debt securities due March 29, 2034 to Capital Trust II. Part of the proceeds from the junior subordinated debt securities issuance was used for capital contributions to Holdings’ operating subsidiaries.

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

o	On November 14, 2002, Capital Trust, an unconsolidated affiliate, issued trust preferred securities resulting in a takedown from the shelf registration statement of $210 million. In conjunction with the issuance of Capital Trust’s trust preferred securities, Holdings issued $216.5 million of 7.85% junior subordinated debt securities due November 15, 2032 to Capital Trust. The proceeds from the junior subordinated debt securities issuance were primarily used for capital contributions to Holdings’ operating subsidiaries.

o	On April 23, 2003, the Company expanded the size of the remaining shelf registration to $318 million by filing a Post-Effective Amendment under Rule 462(b) of the Securities Act of 1933, as amended, and General Instruction IV of Form S-3 promulgated there under. On the same date, the Company issued 4,480,135 of its common shares at a price of $70.75 per share, which resulted in $317.0 million in proceeds, before expenses of approximately $0.2 million. This transaction effectively exhausted the September 26, 2002 shelf registration.

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three Months Ended March 31, 2004 and 2003

4. Earnings Per Common Share

Net income per common share has been computed below, based upon weighted average common and dilutive shares outstanding.

	Three Months Ended
	March 31,
(Dollars in thousands, except per share amounts)	2004	2003

Net income (numerator)	$126,101	$94,367

Weighted average common and effect of
dilutive shares used in the computation of net income per share:
Weighted average shares outstanding - basic (denominator)	55,771	50,897
Effect of dilutive shares	1,063	624

Weighted average shares outstanding - diluted (denominator)	56,834	51,521

Net income per common share:
Basic	$2.26	$1.85
Diluted	$2.22	$1.83

All options to purchase common shares were included in the computation of earnings per diluted share for the three months ended March 31, 2004 because the average market price of the common shares was greater than the options’ exercise price during the period. Outstanding options to purchase 697,000 common shares were not included in the computation of diluted earnings per share for the three months ended March 31, 2003 because the average market price of the common shares was less than the options’ exercise price during the period. All options expire on or between October 6, 2005 and September 18, 2013.

The Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-based Compensation” (“FAS 123”) prospectively to all employee awards granted after January 1, 2002. Adopting this standard for the Company’s statement of operations for the three months ended March 31, 2004 and 2003 reduced net income by $.5 million or $.01 per diluted share and $.4 million or $.01 per diluted share, respectively.

5. Contingencies

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

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three Months Ended March 31, 2004 and 2003

In 1993 and prior, the Company had a business arrangement with The Prudential Insurance Company of America (“The Prudential”) wherein, for a fee, the Company accepted settled claim payment obligations of certain property and casualty insurers and, concurrently, became the owner of the annuity or assignee of the annuity proceeds funded by the property and casualty insurers specifically to fulfill these fully settled obligations. In these circumstances, the Company would be liable if The Prudential were unable to make the annuity payments. The estimated cost to replace all such annuities for which the Company was contingently liable at March 31, 2004 was $154.6 million.

Prior to its 1995 initial public offering, the Company had purchased annuities from an unaffiliated life insurance company with an A+ (Superior) rating from A.M. Best Company (“A.M. Best”) to settle certain claim liabilities of the Company. Should the life insurance company become unable to make the annuity payments, the Company would be liable for those claim liabilities. The estimated cost to replace such annuities at March 31, 2004 was $16.4 million.

6. Other Comprehensive Income

The Company’s other comprehensive income is comprised as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2004	2003

Net unrealized appreciation
of investments, net of deferred income taxes	$69,608	$26,473
Currency translation adjustments, net of
deferred income taxes	(2,745)	3,515

Other comprehensive income, net of
deferred income taxes	$66,863	$29,988

7. Letters of Credit

The Company has arrangements available for the issuance of letters of credit, which letters are generally collateralized by the Company’s cash and investments. Under these arrangements, at March 31, 2004 and December 31, 2003, letters of credit in an aggregate amount of $248.8 million and $246.2 million, respectively, were issued and outstanding, generally supporting reinsurance provided by the Company’s non-U.S. operations.

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three Months Ended March 31, 2004 and 2003

The following table summarizes the Company’s letters of credit as of March 31, 2004. All dollar amounts are in thousands.

Bank	Commitment	In Use	Year of Expiry

Citibank, N.A.	$ 250,000	$10,786	12/31/2004
		3,605	1/28/2005
		148,320	12/31/2006
		61,011	12/31/2007
Wachovia Bank, N.A.	150,000	1,289	11/3/2004
		22,782	11/13/2004
		1,016	12/31/2004

Total	$ 400,000	$248,809

8. Trust Agreements

The Company, principally on behalf of Bermuda Re, has established trust agreements as security for reinsurance recoverables of certain non-affiliated ceding companies, which effectively use Company investments as collateral for reinsurance recoverables. At March 31, 2004, the total amount on deposit in trust accounts was $251.8 million.

9. Senior Notes

On March 14, 2000, Holdings completed public offerings of $200.0 million principal amount of 8.75% senior notes due March 15, 2010 and $250.0 million principal amount of 8.5% senior notes due March 15, 2005. Interest expense incurred in connection with these senior notes was $9.7 million for the three months ended March 31, 2004 and 2003.

10. Junior Subordinated Debt Securities Payable

On March 29, 2004, Holdings issued $329.9 million of 6.20% junior subordinated debt securities due March 29, 2034. Holdings can redeem the junior subordinated debt securities before their maturity at 100% of their principal amount plus accrued interest as of the date of redemption, in whole or in part, on one or more occasions at any time on or after March 30, 2009; or at any time, in whole, but not in part, within 90 days of the occurrence and continuation of specific events.

On November 14, 2002, Holdings issued $216.5 million of 7.85% junior subordinated debt securities due November 15, 2032. Holdings can redeem the junior subordinated debt securities before their maturity at 100% of their principal amount plus accrued interest as of the date of redemption, in whole or in part, on one or more occasions at any time on or after November 14, 2007; or at any time, in whole, but not in part, within 90 days of the occurrence and continuation of specific events.

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three Months Ended March 31, 2004 and 2003

Holdings considers that the mechanisms and obligations relating to the trust preferred securities, taken together, constitute a full and unconditional guarantee by Holdings of Capital Trust and Capital Trust II’s payment obligations with respect to their respective trust preferred securities.

There are certain regulatory and contractual restrictions on the ability of Holdings’ operating subsidiaries to transfer funds to Holdings in the form of cash dividends, loans or advances. The insurance laws of the State of Delaware, where Holdings’ direct insurance subsidiaries are domiciled, require regulatory approval before those subsidiaries can pay dividends or make loans or advances to Holdings that exceed certain statutory thresholds. In addition, the terms of Holdings’ Credit Facility (discussed below) require Everest Re, Holdings’ principal insurance subsidiary, to maintain a certain statutory surplus level. At December 31, 2003, $1,561.1 million of the $2,264.0 million in net assets of Holdings’ consolidated subsidiaries were subject to the foregoing regulatory restrictions.

Interest expense incurred in connection with these junior subordinated notes was $4.4 million and $4.2 million for the three months ended March 31, 2004 and 2003, respectively.

11. Credit Line

Effective October 10, 2003, Holdings entered into a new three year, $150.0 million senior revolving credit facility with a syndicate of lenders, replacing its December 21, 1999 senior revolving credit facility. Both the October 10, 2003 and December 21, 1999 senior revolving credit agreements, which have similar terms, are referred to collectively as the “Credit Facility”. Wachovia Bank is the administrative agent for the Credit Facility. The Credit Facility is used for liquidity and general corporate purposes. The Credit Facility provides for the borrowing of up to $150.0 million with interest at a rate selected by Holdings equal to either (1) the Base Rate (as defined below) or (2) an adjusted London InterBank Offered Rate (“LIBOR”) plus a margin. The Base Rate is the higher of the rate of interest established by Wachovia Bank from time to time as its prime rate or the Federal Funds rate plus 0.5% per annum. The amount of margin and the fees payable for the Credit Facility depend upon Holdings’ senior unsecured debt rating.

The Credit Facility requires Holdings to maintain a debt to capital ratio of not greater than 0.35 to 1 and a minimum interest coverage ratio of 2.5 to 1 and requires Everest Re to maintain its statutory surplus at $1.0 billion plus 25% of aggregate net income and capital contributions earned or received after January 1, 2003. As of March 31, 2004, the Company was in compliance with these covenants.

During the three months ended March 31, 2004 and 2003, respectively, Holdings made no payments on and had no additional borrowings under the Credit Facility. As of March 31, 2004 and 2003, Holdings had outstanding Credit Facility borrowings of $70.0 million. Interest expense incurred in connection with these borrowings was $0.3 million and $0.4 million for the three months ended March 31, 2004 and 2003, respectively.

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three Months Ended March 31, 2004 and 2003

12. Segment Reporting

The Company, through its subsidiaries, operates in five segments: U.S. Reinsurance, U.S. Insurance, Specialty Underwriting, International and Bermuda. The U.S. Reinsurance operation writes property and casualty reinsurance, on both a treaty and facultative basis, through reinsurance brokers, as well as directly with ceding companies within the U.S. The U.S. Insurance operation writes property and casualty insurance primarily through general agent relationships and surplus lines brokers within the U.S. The Specialty Underwriting operation writes accident and health (“A&H”), marine, aviation and surety business within the U.S. and worldwide through brokers and directly with ceding companies. The International operation writes property and casualty reinsurance through Everest Re’s branches in Canada and Singapore, in addition to foreign business written through Everest Re’s Miami and New Jersey offices. The Bermuda operation provides reinsurance and insurance to worldwide property and casualty markets and reinsurance to life insurers through brokers and directly with ceding companies from its Bermuda office and reinsurance to the United Kingdom and European markets, through brokers, from its UK branch.

These segments are managed in a carefully coordinated fashion with strong elements of central control, including with respect to capital, investments and support operations. As a result, management monitors and evaluates the financial performance of these operating segments based upon their underwriting gain or loss (“underwriting results”). Underwriting results include earned premium less losses and loss adjustment expenses (“LAE”) incurred, commission and brokerage expenses and other underwriting expenses. The Company utilizes inter-affiliate reinsurance, but such reinsurance does not impact segment results, as business is generally reported within the segment in which the business was first produced.

The Company does not maintain separate balance sheet data for its operating segments. Accordingly, the Company does not review and evaluate the financial results of its operating segments based upon balance sheet data.

Effective January 1, 2004, Everest Re sold its United Kingdom branch to Everest Reinsurance (Bermuda), Ltd. (“Bermuda Re”), a Bermuda insurance company and direct subsidiary of Group. Business for this branch was previously included in the International segment and is now included in the Bermuda segment. In accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“FAS 131”), the Company restated the International and Bermuda segments for the three months ended March 31, 2003 to conform with the March 31, 2004 segment reporting resulting from the sale.

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three Months Ended March 31, 2004 and 2003

The following tables present the relevant underwriting results for the operating segments:

U.S. Reinsurance
	Three Months Ended
	March 31,
(Dollars in thousands)	2004	2003

Gross written premiums	$367,932	$342,415
Net written premiums	357,885	341,003

Premiums earned	$362,387	$261,188
Incurred losses and loss adjustment expenses	250,217	177,410
Commission and brokerage	97,908	60,670
Other underwriting expenses	5,727	4,906

Underwriting gain	$8,535	$18,202

U.S. Insurance
	Three Months Ended
	March 31,
(Dollars in thousands)	2004	2003

Gross written premiums	$353,705	$310,699
Net written premiums	317,745	274,644

Premiums earned	$218,599	$183,106
Incurred losses and loss adjustment expenses	159,440	129,995
Commission and brokerage	22,403	36,206
Other underwriting expenses	11,125	7,885

Underwriting gain	$25,631	$9,020

Specialty Underwriting
	Three Months Ended
	March 31,
(Dollars in thousands)	2004	2003

Gross written premiums	$122,057	$131,805
Net written premiums	119,989	129,745

Premiums earned	$118,102	$124,525
Incurred losses and loss adjustment expenses	73,998	98,893
Commission and brokerage	34,268	35,129
Other underwriting expenses	1,699	1,338

Underwriting gain (loss)	$8,137	$(10,835)

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three Months Ended March 31, 2004 and 2003

International
	Three Months Ended
	March 31,
(Dollars in thousands)	2004	2003

Gross written premiums	$147,921	$90,373
Net written premiums	147,918	88,724

Premiums earned	$142,541	$77,450
Incurred losses and loss adjustment expenses	72,189	41,192
Commission and brokerage	29,663	14,262
Other underwriting expenses	2,718	2,221

Underwriting gain	$37,971	$19,775

Bermuda Operations
	Three Months Ended
	March 31,
(Dollars in thousands)	2004	2003

Gross written premiums	$233,278	$126,548
Net written premiums	234,413	117,817

Premiums earned	$213,436	$98,601
Incurred losses and loss adjustment expenses	155,684	65,981
Commission and brokerage	38,537	16,539
Other underwriting expenses	2,614	1,914

Underwriting gain	$16,601	$14,167

The following table reconciles the underwriting results for the operating segments to income before tax as reported in the consolidated statements of operations and comprehensive income.

	Three Months Ended
	March 31,
(Dollars in thousands)	2004	2003

Underwriting gain from segments	$96,875	$50,329
Net investment income	100,897	93,505
Net realized capital loss	(34,908)	(13,235)
Net derivative expense	(3,752)	(2,700)
Corporate income (expense)	285	(1,599)
Interest expense	(14,479)	(14,340)
Other income (expense)	1,460	(1,147)

Income before taxes	$146,378	$110,813

The Company produces foreign business in its U.S., Bermuda and international operations. The net income and assets of the individual foreign countries in which the Company writes business are not identifiable in the Company’s financial records. The country, other than the U.S., with the greatest volume of business written is the United Kingdom, with $105.5 million of written premium for the three months ended March 31, 2004. No other country represented more than 5% of the Company’s revenues.

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three Months Ended March 31, 2004 and 2003

13. Derivatives

The Company has in its product portfolio two remaining credit default swaps, which it no longer offers, and five specialized equity put options. These products meet the definition of a derivative under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). The Company’s position in these contracts is unhedged and is accounted for as a derivative in accordance with FAS 133. Accordingly, these contracts are carried at fair value and are recorded in “Other liabilities” in the balance sheet and changes in fair value are recorded in the statement of operations and comprehensive income.

14. Investments – Interest Only Strips

Commencing with the second quarter of 2003, the Company has invested in interest only strips of mortgage-backed securities (“interest only strips”). These securities give the holder the right to receive interest payments at a stated coupon rate on an underlying pool of mortgages. The interest payments on the outstanding mortgages are guaranteed by entities generally rated AAA. The ultimate cash flow from these investments is primarily dependent upon the average life of the mortgage pool. Generally, as market interest rates and, more specifically, market mortgage rates decline, mortgagees tend to refinance which will decrease the average life of a mortgage pool and decrease expected cash flows. Conversely, as market interest rates and, more specifically, mortgage rates rise, repayments will slow and the ultimate cash flows will tend to rise. Accordingly, the market value of these investments tends to increase as general interest rates rise and decline as general interest rates fall. These movements are generally counter to the impact of interest rate movements on the Company’s other fixed income investments. The market value of the interest only strips was $266.2 million at March 31, 2004.

The Company accounts for its investment in interest only strips in accordance with Emerging Issues Task Force No. 99-20, “Recognition of Interest Income and Impairment on Purchases and Beneficial Interests in Securitized Financial Assets”(“EITF 99-20”). EITF 99-20 sets forth the rules for recognizing interest income on all credit-sensitive mortgage and asset-backed securities and certain prepayment-sensitive securities, including agency interest only strips, whether purchased or retained in securitization, as well as the rules for determining when these securities must be written down to fair value because of impairment. EITF 99-20 requires decreases in the valuation of residual interests in securitizations to be recorded as a reduction to the carrying value of the residual interests through a charge to earnings, rather than an unrealized loss in shareholders’ equity, when any portion of the decline in fair value is attributable to, as defined by EITF 99-20, an impairment loss. As such, the Company recorded a realized capital loss from impairments on its interest only strips of $49.7 million net of an income tax benefit of $15.4 million for the three months ended March 31, 2004.

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three Months Ended March 31, 2004 and 2003

15. Components of Net Periodic Benefit Cost

Three months ended March 31,
	Pension Benefits		Other Benefits
(Dollars in thousands)	2004	2003	2004	2003

Service cost	$705	$574	$116	$93
Interest cost	759	673	102	90
Expected return on plan assets	(840)	(520)	--	--
Amortization of prior service cost	32	32	--	--
Amortization of net (gain) loss	190	177	15	5

Net periodic benefit cost	$846	$936	$233	$188

Based upon current asset levels in the plans, the Company is not required to make contributions. The Company made no contributions to the plans for the periods ended March 31, 2004 and 2003.

16. Related-Party Transactions

During the normal course of business, the Company, through its affiliates, engages in reinsurance and brokerage and commission business transactions, which management believes to be at arm’s-length, with companies controlled by or affiliated with certain of its outside directors. Such transactions, individually and in the aggregate, are not material to the Company’s financial condition, results of operations and cash flows.

Part I — Item 2

EVEREST RE GROUP, LTD.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

Industry Conditions

The worldwide reinsurance and insurance businesses are highly competitive yet cyclical by product and market. Competition with respect to the types of reinsurance and insurance business in which the Company is engaged is based on many factors, including the perceived overall financial strength of the reinsurer or insurer, A.M. Best and/or Standard & Poor’s Rating Services (“Standard & Poor’s”) of the reinsurer or insurer, underwriting expertise, the jurisdictions where the reinsurer or insurer is licensed or otherwise authorized, capacity and coverages offered, premiums charged, other terms and conditions of the reinsurance and insurance business offered, services offered, speed of claims payment and reputation and experience in lines written. The Company competes in the U.S., Bermuda and international reinsurance and insurance markets with numerous international and domestic reinsurance and insurance companies. The Company’s competitors include independent reinsurance and insurance companies, subsidiaries or affiliates of established worldwide insurance companies, reinsurance departments of certain insurance companies and domestic and international underwriting operations, including underwriting syndicates at Lloyd’s. Some of these competitors have greater financial resources than the Company and have established long-term and continuing business relationships throughout the industry, which can be a significant competitive advantage. In addition, the potential for securitization of reinsurance and insurance risks through capital markets provides an additional source of potential reinsurance and insurance capacity and competition.

For the three months ended March 31, 2004, the favorable market conditions which developed during 2000 through 2003 have continued generally sustaining attractive pricing, terms and conditions. There are signs that pressures for incremental firming have abated for some classes and some property pricing has declined modestly while pricing for most casualty classes remain firm. More broadly, the industry remains exposed to fundamental issues that negatively impacted its aggregate capacity in 2002 and 2003, including weak investment market conditions and adverse loss emergence. Both of these tend to depress the industry’s aggregate financial performance and perceptions of financial strength of industry participants and thereby reduce the accumulation of competitive pressures as respect pricing terms and conditions. These factors suggest that the current attractive market conditions are likely to persist through 2004 and into 2005.

Through 2003, reinsurance and insurance markets generally continued to firm, reflecting the continuing, although diminishing, implications of losses arising from the terrorist attacks of September 11, 2001 and more broadly, the impact of aggregate company reactions to broad and growing recognition that competition in the late 1990s reached extremes in many classes and markets, which ultimately led to inadequate pricing and overly broad terms, conditions and coverages. The effect of these extremes, which became apparent through excessive loss emergence, varied widely by company depending on product offerings, markets accessed, underwriting and operating practices, competitive strategies and business volumes. Across all market participants, however, the aggregate general effect was depressed financial results and erosion of the industry capital base. Coupled with deteriorating investment market conditions and results, and renewed concerns regarding longer term industry specific issues, including asbestos exposure and sub-par capital returns, these financial impacts introduced substantial, and in some cases extreme, pressure for the initiation and/or strengthening of corrective action by individual market participants. These pressures, aggregating across industry participants, reinforced the trend established in 2000 through 2003 toward firming prices, more restrictive terms and conditions, tightened coverage availability across most classes and markets and increasing concern with respect to the financial security of insurance and reinsurance providers.

The Company has been generally encouraged by industry developments, which have operated to its advantage, and more broadly, by continued attractive current market conditions. However, the Company cannot predict with any reasonable certainty whether and to what extent these conditions will persist. In particular, the continued growth of reinsurance capacity in Bermuda, changes in the Lloyd’s market and the potential reemergence of a market share orientation amongst some industry participants, combined with improving and in some cases strong financial results, introduce uncertainty about the level of competitive pressures, which may emerge over 2004 and 2005.

Financial Summary

The Company’s management monitors and evaluates overall Company performance based principally upon underwriting and financial results. The following is a summary of consolidated underwriting results and net income for the three months ended March 31:

(Dollars in thousands)	2004	2003

Gross written premiums	$1,224,893	$1,001,840
Net written premiums	1,177,950	951,933

Premiums earned	$1,055,065	$744,870
Incurred losses and loss adjustment expenses	711,528	513,471
Commission, brokerage, taxes and fees	222,779	162,805
Other underwriting expenses	23,883	18,265

Underwriting gain	96,875	50,329

Net investment income	100,897	93,505
Net realized capital loss	(34,908)	(13,235)
Net derivative expense	(3,752)	(2,700)
Corporate income (expense)	285	(1,599)
Interest expense	(14,479)	(14,340)
Other income (expense)	1,460	(1,147)

Income before taxes	146,378	110,813
Income tax expense	20,277	16,446

Net Income	$126,101	$94,367

Loss ratio	67.4%	68.9%
Commission and expense ratio	21.1	21.9
Other underwriting expense ratio	2.3	2.7

Combined ratio	90.8%	93.5%

As indicated in the preceding Industry Conditions section, the reinsurance and insurance industry has experienced favorable market conditions in recent years. The favorable market conditions, coupled with the Company’s financial strength, strategic positioning and market and underwriting expertise, enabled the Company to significantly increase its volume of business. As a result, gross written premiums for the three months ended March 31, 2004 increased by 22.3% compared with the three months ended March 31, 2003. Due to the nature of its businesses, the Company is unable to precisely differentiate between the effects of price changes as compared to the effects of changes in exposure. Similarly, because individual reinsurance arrangements often reflect revised coverages, structuring, pricing, terms and/or conditions from period to period, the Company is unable to differentiate between the premium volumes attributable to new business as compared to renewal business. Management believes, however, that on balance, the Company’s growth is reasonably balanced between growth in exposures underwritten and increased pricing and/or improved terms and conditions. Management believes further that market conditions are generally more favorable for casualty business classes than for property business classes; however, management notes that it continues to see business opportunities in most product classes and markets. Although premium volumes have increased, the Company continues to decline business that does not meet its objectives regarding underwriting profitability.

The components of underwriting gain (loss) are highly correlated to the level of premium volume. The amount of net written premiums reflects gross written premiums less ceded premiums. Premiums ceded were $46.9 million (3.8% of gross written premiums) and $49.9 million (5.0% of gross written premiums) for the three months ended March 31, 2004 and 2003, respectively. Ceded premiums relate primarily to specific reinsurance purchased by the U.S. Insurance operation.

Premiums earned increased to $1,055.1 million from $744.9 million for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. The change reflects period-to-period changes in net written premiums and business mix together with normal variability in earning patterns. Business mix changes occur not only as the Company shifts emphasis between products, lines of business, distribution channels and markets but also as individual contracts renew or non-renew, almost always with changes in coverage, structure, prices and/or terms, and as new contracts are accepted with coverages, structures, prices and/or terms different from those of expiring contracts.

Incurred losses and LAE increased primarily as a result of the increased premium volume. Premiums earned increased 41.6% and incurred losses and LAE increased by 38.6% reflecting that part of the premium increase represented improvement in pricing, terms and conditions, as opposed to an increase in exposures. Partially offsetting the impact of improved pricing was the effect of prior year loss reserve strengthening. The increase in incurred losses and LAE relating to prior period reserve strengthening was $45.9 million and $38.9 million for the three months ended March 31, 2004 and 2003, respectively.

Commission, brokerage and tax expense also increased as a result of the increasing premium volume as these expenses generally vary in direct proportion to premium. However, the percentage increase was generally less than the percentage increase in premium volume, reflecting both changes in the Company’s business mix and the attractive market conditions, which tend to provide the Company a relatively greater ability to exert downward pressure on commission and brokerage rates.

Net investment income increased to $100.9 million from $93.5 million for the three months ended March 31, 2004 compared to the three months ended March 31, 2003, which correlates reasonably with the increase in premium volume. Premiums are generally collected over the first 12 to 15 months of the reinsurance contract, while related losses are typically paid out over numerous years. This tends to increase cash flow from operations when premiums are increasing. The Company’s cash flow from operations was $399.6 million and $327.7 million for the three months ended March 31, 2004 and 2003, respectively. Coupled with common stock offerings and the issuance of junior subordinated debt securities, this facilitated the growth in the Company’s total investments and cash to $10,182.3 million as of March 31, 2004 from $9,321.3 million at December 31, 2003. The impact on net investment income resulting from the growth in the investment portfolio was partially offset by an overall decline in interest rates during this same time period.

Net realized capital losses of $34.9 million and $13.2 million for the three months ended March 31, 2004 and 2003, respectively, were primarily the result of write-downs in the value of securities deemed to be impaired on an other than temporary basis, partially offset by realized gains.

The Company generated an income tax expense of $20.3 million and $16.4 million for the three months ended March 31, 2004 and 2003, respectively, generally reflecting improved underwriting and investment income results, partially offset by the benefit from net realized capital losses.

The increase in net income to $126.1 million and $94.4 million for the three months ended March 31, 2004 and 2003, respectively, generally reflects improved underwriting and investment results, partially offset by increased income taxes.

The Company’s shareholders’ equity increased to $3,364.6 million as of March 31, 2004 from $3,164.9 million as of December 31, 2003. This increase is primarily due to net income for the period and an increase in unrealized appreciation on the Company’s investments.

Segment Information

The Company, through its subsidiaries, operates in five segments: U.S. Reinsurance, U.S. Insurance, Specialty Underwriting, International and Bermuda. The U.S. Reinsurance operation writes property and casualty reinsurance, on both a treaty and facultative basis, through reinsurance brokers, as well as directly with ceding companies within the U.S. The U.S. Insurance operation writes property and casualty insurance primarily through general agent relationships and surplus lines brokers within the U.S. The Specialty Underwriting operation writes A&H, marine, aviation and surety business within the U.S. and worldwide through brokers and directly with ceding companies. The International operation writes property and casualty reinsurance through the Company’s branches in Canada and Singapore, in addition to foreign business written through the Company’s Miami and New Jersey offices. The Bermuda operation provides reinsurance and insurance to worldwide property and casualty markets and reinsurance to life insurers through brokers and directly with ceding companies from its Bermuda office and reinsurance to the United Kingdom and European markets, through brokers, from its UK branch.

These segments are managed in a carefully coordinated fashion with strong elements of central control, including with respect to capital, investments and support operations. As a result, management monitors and evaluates the financial performance of these operating segments principally based upon their underwriting results. Underwriting results include earned premium less losses and LAE incurred, commission and brokerage expenses and other underwriting expenses. The Company utilizes inter-affiliate reinsurance but such reinsurance does not impact segment results because business is generally reported within the segment in which the business was first produced.

Effective January 1, 2004, Everest Re sold its United Kingdom branch to Bermuda Re, a Bermuda insurance company and a direct subsidiary of Group. Business for this branch was previously included in the International segment and is now included in the Bermuda segment. In accordance with FAS 131, the Company restated the International and Bermuda segments for the three months ended March 31, 2003 to conform with the March 31, 2004 segment reporting due to the sale.

Premiums.     Gross written premiums increased 22.3% to $1,224.9 million in the three months ended March 31, 2004 from $1,001.8 million in the three months ended March 31, 2003, as the Company took advantage of the generally attractive rates, terms and conditions available in its markets, including selected growth opportunities, while continuing to maintain a disciplined underwriting approach.

Premium growth areas included an 84.3% ($106.7 million) increase in the Bermuda operations, reflecting an emphasis on traditional business classes in Bermuda and the UK and particularly attractive market conditions in Europe. The International operation grew 63.7% ($57.5 million), primarily due to a $41.6 million increase in international business written through the Miami and New Jersey offices representing primarily Latin American business and an $8.2 million increase to Canadian business. The U.S. Insurance operation grew 13.8% ($43.0 million), principally as a result of a $46.7 million increase in program business outside of the workers’ compensation class, partially offset by a $3.7 million decrease in workers’ compensation business. The U.S. Reinsurance operation grew 7.5% ($25.5 million), principally related to a $99.0 million increase in treaty casualty business, partially offset by a $52.6 million decrease in treaty property business and a $20.2 million decrease in facultative business. The Specialty Underwriting operation decreased 7.4% ($9.7 million), resulting primarily from a $9.3 million decrease in A&H business and a $1.5 million decrease in marine and aviation, partially offset by an increase in surety business of $1.1 million.

Ceded premiums decreased slightly to $46.9 million for the three months ended March 31, 2004 from $49.9 million for the three months ended March 31, 2003.

Net written premiums increased by 23.7% to $1,178.0 million for the three months ended March 31, 2004 from $951.9 million for the three months ended March 31, 2003, reflecting the increase in gross written premiums, combined with the decrease in ceded premiums.

Premium Revenues.     Net premiums earned increased by 41.6% to $1,055.1 million in the three months ended March 31, 2004 from $744.9 million in the three months ended March 31, 2003. Contributing to this increase was an 116.5% ($114.8 million) increase in the Bermuda operations, an 84.0% ($65.1 million) increase in the International operation, a 38.7% ($101.2 million) increase in the U.S. Reinsurance operation and a 19.4% ($35.5 million) increase in the U.S. Insurance operation, partially offset by a 5.2% ($6.4 million) decrease in the Specialty Underwriting operation. All of these changes reflect period-to-period changes in net written premiums and business mix, together with normal variability in earning patterns. Business mix changes occur not only as the Company shifts emphasis between products, lines of business, distribution channels and markets, but also as individual contracts renew or non-renew, almost always with changes in coverage, structure, prices and/or terms, and as new contracts are accepted with coverages, structures, prices and/or terms different from those of expiring contracts. As premium reporting, earnings, loss and commission characteristics derive from the provisions of individual contracts, the continuous turnover of individual contracts, arising from both strategic shifts and day to day underwriting, can and does introduce appreciable background variability in various underwriting line items.

Expenses.     Incurred losses and LAE increased by 38.6% to $711.5 million in the three months ended March 31, 2004 from $513.5 million in the three months ended March 31, 2003. The increase in incurred losses and LAE was principally attributable to the increase in net premiums earned, the impact of changes in the Company’s mix of business and reserve adjustments for prior period losses.

Net prior period reserve adjustments for the three months ended March 31, 2004 was $45.9 million. For the three months ended March 31, 2003, net prior period reserve adjustments were $38.9 million. The reserve adjustments for the three months ended March 31, 2004 included asbestos and environmental (“A&E”) adjustments of $63.2 million, which exposures date prior to the Company’s initial public offering in 1995. Other pre-1995 exposures, primarily casualty reinsurance, experienced $37.7 million of favorable loss adjustments. Other net loss adjustments relating to post 1995 exposures amounted to $20.4 million for the quarter. For the three months ended March 31, 2003, reserve adjustments included $11.4 million related to A&E and $27.5 million on other lines of business with principally all of the non-A&E adjustments relating to the post 1995 period.

The U.S. Reinsurance segment accounted for $13.0 million and $21.0 million of the net prior period reserve adjustments for the three months ended March 31, 2004 and 2003, respectively. Asbestos exposures accounted for $4.2 million and $8.5 million for the three months ended March 31, 2004 and 2003, respectively, with the remainder attributable principally to two business classes, professional liability and general casualty.

The U.S. Insurance segment reflected $11.6 million of net prior period reserve adjustments for the three months ended March 31, 2004 and no net prior period reserve adjustments for the three months ended March 31, 2003. The March 31, 2004 prior period reserve adjustments were principally due to non-workers’ compensation programs and related to accident years 2000 through 2002.

The International segment had no appreciable net prior period reserve adjustments for the three months ended March 31, 2004 and 2003, respectively.

The Specialty Underwriting segment had no appreciable prior period reserve adjustments for the three months ended March 31, 2004 and had prior period reserve adjustments of $15.0 million for the three months ended March 31, 2003 principally related to the surety line of business.

The Bermuda segment reflected $21.3 million of net prior period reserve adjustments for the three months ended March 31, 2004 and $2.9 million of development for the three months ended March 31, 2003. The development for the first quarter of 2004 is the result of $59.0 million of asbestos reserve development partially offset by $37.7 million of favorable development on other pre-1995 exposures. The $2.9 million development for 2003 also related to the asbestos exposures. All of the development related to exposures were assumed through the September 19, 2000 loss portfolio transfer from Mt. McKinley Insurance Company (“Mt. McKinley”).

Incurred losses and LAE include catastrophe losses, which include the impact of both current period events and favorable and unfavorable development on prior period events, and are net of reinsurance. Catastrophe losses are net of specific reinsurance, but before recoveries under corporate level reinsurance and potential incurred but not reported (“IBNR”) reserve offset. A catastrophe is a property event with expected reported losses of at least $5.0 million before corporate level reinsurance and taxes. Catastrophe losses, net of contract specific cessions, were $13.3 million in the three months ended March 31, 2004, relating principally to two industrial risk losses experienced by the Bermuda operation compared to $0.1 million in the three months ended March 31, 2003.

Incurred losses and LAE for the three months ended March 31, 2004 reflected ceded losses and LAE of $40.5 million compared to ceded losses and LAE for the three months ended March 31, 2003 of $10.4 million. The increase in ceded losses is primarily the result of fluctuations in losses ceded under the specific reinsurance coverages purchased by the U.S. Insurance operation.

The segment components of the increase in incurred losses and LAE for the three months ended March 31, 2004 from the three months ended March 31, 2003 were a 136.0% ($89.7 million) increase in the Bermuda operation, a 75.3% ($31.0 million) increase in the International operation, a 41.0% ($72.8 million) increase in the U.S. Reinsurance operation and a 22.7% ($29.4 million) increase in the U.S Insurance operation, all partially offset by a 25.2% ($24.9 million) decrease in the Specialty Underwriting operation. These changes reflect variability in premiums earned, changes in the loss expectation assumptions for business written and the increase in catastrophe losses and the net prior period reserve development discussed above. Incurred losses and LAE for each operation were also impacted by variability relating to changes in the mix of business by class and type.

The Company’s loss ratio, which is calculated by dividing incurred losses and LAE by net premiums earned, decreased by 1.5 percentage points to 67.4% in the three months ended March 31, 2004 from 68.9% in the three months ended March 31, 2003, reflecting the impact of the changes in premiums earned and incurred losses and LAE discussed above, as well as changes in business mix.

The following table shows the loss ratios for each of the Company’s operating segments for the three months ended March 31, 2004 and 2003. The loss ratios for all operations were impacted by the factors noted above.

Segment Loss Ratios

Segment	20	04	20	03

U.S. Reinsurance	69.0%		68.0%
U.S. Insurance	72.9%		71.0%
Specialty Underwriting	62.7%		79.4%
International	50.6%		53.2%
Bermuda	72.9%		66.9%

Segment underwriting expenses increased by 36.2% to $246.7 million in the three months ended March 31, 2004 from $181.1 million in the three months ended March 31, 2003. Commission, brokerage, taxes and fees increased by $60.0 million, principally reflecting increases in premium volume and changes in the mix of business. Segment other underwriting expenses increased by $5.6 million as the Company expanded operations to support its increased business volume. Contributing to the segment underwriting expense increases were an 123.0% ($22.7 million) increase in the Bermuda operation, a 96.5% ($15.9 million) increase in the International operation, a 58.0% ($38.1 million) increase in the U.S. Reinsurance operation, which were partially offset by a 24.0% ($10.6 million) decrease in the U.S. Insurance operation and an 1.4% ($0.5 million) decrease in the Specialty Underwriting operation. The changes for each operation’s expenses principally resulted from changes in commission expenses related to changes in premium volume and business mix by class and type and, in some cases, changes in the use of specific reinsurance, as well as the underwriting performance of the underlying business. The Company’s expense ratio, which is calculated by dividing underwriting expenses by net premiums earned, was 23.4% for the three months ended March 31, 2004 compared to 24.6% for the three months ended March 31, 2003.

The Company’s combined ratio, which is the sum of the loss and expense ratios, decreased by 2.7 percentage points to 90.8% in the three months ended March 31, 2004 compared to 93.5% in the three months ended March 31, 2003.

The following table shows the combined ratios for each of the Company’s operating segments for the three months ended March 31, 2004 and 2003. The combined ratios for all operations were impacted by the loss and expense ratio variability noted above.

Segment Combined Ratios

Segment	20	04	20	03

U.S. Reinsurance	97.6%		93.0%
U.S. Insurance	88.3%		95.1%
Specialty Underwriting	93.1%		108.7%
International	73.4%		74.5%
Bermuda	92.2%		85.6%

Investment Results. Net investment income increased 7.9% to $100.9 million for the three months ended March 31, 2004 from $93.5 million for the three months ended March 31, 2003, principally reflecting the effects of investing $1,725.8 million of cash flow from operations for the twelve months ended March 31, 2004, as well as $320.0 of net proceeds from the issuance of junior subordinated debt securities in March 2004 and $316.8 million of net proceeds from the issuance of Group’s common shares in April 2003, all partially offset by the effects of the lower interest rate environment.

The following table shows a comparison of various investment yields for the periods indicated:

	20	04	20	03

Imbedded pre-tax yield of cash and invested assets at
March 31, 2004 and December 31, 2003	4.6%		4.8%
Imbedded after-tax yield of cash and invested assets at
March 31, 2004 and December 31, 2003	4.0%		4.1%
Annualized pre-tax yield on average cash and invested
assets for the three months ended March 31, 2004 and 2003	4.3%		5.3%
Annualized after-tax yield on average cash and invested
assets for the three months ended March 31, 2004 and 2003	3.8%		4.5%

Net realized capital losses were $34.9 million for the there months ended March 31, 2004, reflecting realized capital losses on the Company’s investments of $65.4 million, which included $65.0 million related to the write-downs in the value of interest only strips deemed to be impaired on an other than temporary basis in accordance with EITF 99-20, partially offset by $30.4 million of realized capital gains. Net realized capital losses were $13.2 million in the three months ended March 31, 2003, reflecting realized capital losses on the Company’s investments of $27.9 million, which included $21.2 million relating to write-downs in the value of securities deemed to be impaired on an other than temporary basis, partially offset by $14.7 million of realized capital gains.

The Company has two credit default swaps, which it no longer writes, and five specialized equity put options in its product portfolio. These products meet the definition of a derivative under FAS 133. Net derivative expenses from these derivative transactions for the three months ending March 31, 2004 and 2003 were $3.8 million and $2.7 million, respectively, which principally reflects changes in fair value of the specialized equity put options.

Other income for the three months ended March 31, 2004 was $1.5 million compared to other expense of $1.1 million for the three months ended March 31, 2003. The change in other income for the three months ended March 31, 2004 was primarily due to variability in the impact of foreign exchange.

Interest expense for the three months ended March 31, 2004 and 2003 was $14.5 million and $14.3 million, respectively. Interest expense for the three months ended March 31, 2004 included $9.7 million relating to the senior notes, $4.4 million relating to the junior subordinated debt securities and $0.3 million relating to borrowings under the Credit Facility. Interest expense for the three months ended March 31, 2003 included $9.7 million relating to the senior notes, $4.2 million relating to the junior subordinated debt securities and $0.4 million relating to borrowings under the Credit Facility.

Income Taxes.    The Company recognized income tax expense of $20.3 million in the three months ended March 31, 2004 compared to $16.4 million in the three months ended March 31, 2003. The increase in taxes generally reflects the improved underwriting and investment income results, partially offset by the tax benefit of the realized capital losses.

Net Income.    Net income was $126.1 million for the three months ended March 31, 2004 compared to net income of $94.4 million for the three months ended March 31, 2003, reflecting improved underwriting and investment income results, partially offset by increased income taxes.

FINANCIAL CONDITION

Cash and Invested Assets.     Aggregate invested assets, including cash and short-term investments, were $10,182.3 million at March 31, 2004 and $9,321.3 million at December 31, 2003. The increase in cash and invested assets on March 31, 2004 resulted primarily from $399.6 million in cash flows from operations, $320.0 million from net proceeds of the issuance of junior subordinated debt securities and $79.1 million in net pre-tax unrealized appreciation of the Company’s investments. Gross pre-tax unrealized appreciation and depreciation across the Company’s investment portfolio were $483.0 million and $26.1 million, respectively, at March 31, 2004 compared to gross pre-tax unrealized appreciation and depreciation at December 31, 2003 of $421.4 million and $43.7 million, respectively.

The Company’s current investment strategy generally seeks to maximize after-tax income through a high quality, diversified, taxable and tax-preferenced fixed maturity portfolio, while maintaining an adequate level of liquidity. The Company’s mix of taxable and tax-preferenced investments is adjusted continuously, consistent with its current and projected operating results, market conditions and tax position. The fixed maturities in the investment portfolio are comprised of non-trading available for sale securities. Commencing with the second quarter of 2003, the Company invested in interest only strips. These fixed maturity securities give the holder the right to receive interest payments at a stated coupon rate on an underlying pool of mortgages. The interest payments on the outstanding mortgages are guaranteed by entities generally rated AAA. The ultimate cash flow from these investments is primarily dependent upon the average life of the mortgage pool. Generally, as market interest rates and, more specifically, market mortgage rates decline, mortgagees tend to refinance which will decrease the average life of a mortgage pool and decrease expected cash flows. Conversely, as market interest rates and, more specifically, market mortgage rates rise, repayments will slow and the ultimate cash flows will tend to rise. Accordingly, the market value of these investments tends to increase as general interest rates rise and decline as general interest rates fall. These movements are generally counter to the impact of interest rate movements on the Company’s other fixed income investments. The market value of the interest only strips was $ 266.2 million at March 31, 2004. Additionally, the Company invests in equity securities, which it believes will enhance the risk-adjusted total return of the investment portfolio.

The tables below briefly summarize the characteristics of the investment portfolio at March 31, 2004 and December 31, 2003.

	As of	As of
	March 31, 2004	December 31, 2003

Fixed maturities	89.7%	93.6%
Equity securities	2.6%	1.7%
Short-term investments	5.7%	1.6%
Other invested assets	1.0%	1.1%
Cash	1.0%	2.0%

Total investments and cash	100.0%	100.0%

	As of	As of
	March 31, 2004	December 31, 2003

Fixed income portfolio duration	3.9 years	4.2 years
Fixed income composite credit quality	Aa2	Aa2
Imbedded end of period yield, pre-tax	4.6%	4.8%
Imbedded end of period yield, after-tax	4.0%	4.1%

The increase in short-term investment is due principally to the issuance of $320 million of junior subordinated debt securities on March 29, 2004.

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

	Quarter Ended	Year Ended
	March 31, 2004	December 31, 2003

Fixed income portfolio total return	1.6%	6.2%
Lehman bond aggregate	2.7%	4.1%
Common equity portfolio total return	3.6%	17.0%
S & P 500	1.7%	28.7%

Loss and LAE Reserves.     Gross loss and LAE reserves totaled $6,694.4 million at March 31, 2004 and $6,361.2 million at December 31, 2003. The increase during the three months ended March 31, 2004 is primarily attributable to increased premiums earned, net prior period reserve adjustments in select areas and normal variability in claim settlements.

Reinsurance receivables totaled $1,259.8 million at March 31, 2004 and $1,284.1 million at December 31, 2003. At March 31, 2004, $480.7 million, or 38.2% was receivable from subsidiaries of London Reinsurance Group (London Life). These receivables are effectively secured by a combination of letters of credit and funds held arrangements under which the Company has retained the premium payments due the retrocessionaire, recognized liabilities for such amounts and reduced such liabilities as payments are due from the retrocessionaire. In addition, $160.0 million, or 12.7% was receivable from Prudential Property and Casualty Insurance Company of Indiana (“Prupac”), whose obligations are guaranteed by The Prudential, $111.3 million, or 8.8% was receivable from Transatlantic Reinsurance Company, and $100.0 million, or 7.9% was receivable from Continental Insurance Company, which is partially secured by funds held arrangements. No other retrocessionaire accounted for more than 5% of the Company’s receivables.

Loss and LAE reserves net of reinsurance recoverables (“net loss and LAE reserves”) totaled $5,467.3 million at March 31, 2004 and $5,100.1 million at December 31, 2003. The following table summarizes net outstanding loss and LAE reserves by segment and A&E reserves, which are managed on a combined basis, at March 31, 2004 and December 31, 2003.

	Net Loss Reserves By Segment
	As Reported	As Reported
(Dollars in millions)	March 31, 2004	December 31, 2003

Net Reserves By Segment

U.S. Reinsurance	$2,338.5	$2,250.1
U.S. Insurance	892.4	806.7
Specialty Underwriting	300.1	280.6
International	461.7	437.0
Bermuda	899.4	791.3

Total Net Segment Reserves	4,892.1	4,565.7
A&E (All Segments)	575.2	534.4

Total Net Reserves	$5,467.3	$5,100.1

The increases by segment generally reflect the increases in earned premium, changes in business mix and the impact of reserve recalculations together with the claim settlement activity. The increases for A&E reflect the impact of reserve re-evaluations and claim settlement activity.

The Company re-evaluates its loss and LAE reserves on an ongoing basis, including re-estimates of prior period reserves, taking into consideration all available information and, in particular, newly reported loss and claim experience. The effect of such re-evaluations impacts incurred losses for the current period. While there can be no assurance that reserves for, and losses from, claim obligations will not increase in the future, management believes that the Company’s existing reserves and reserving methodologies lessen the probability that any such increase would have a material adverse effect on the Company’s financial condition, results of operations or cash flows. In this context, the Company notes that over the past 10 years, its past calendar year operations have been affected variably by effects from prior period reserve re-estimates with such effects ranging from a favorable $35.4 million, representing 1.2% of the net prior period reserves for the year in which the adjustment was made, to an unfavorable ($256.9) million, representing 6.6% of the net prior period reserves for the year in which the adjustment was made. The Company’s Annual Report on Form 10-K for the year ending December 31, 2003 discusses the Company’s past experience more fully in Part 1, Item 1, “Changes in Historical Reserves.”

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

With respect to asbestos claims in particular, several additional factors have emerged in recent years that further compound the difficulty in estimating the Company’s liability. These developments include: (a) continued growth in the number of claims filed, in part reflecting a much more aggressive plaintiff bar; (b) a disproportionate percentage of claims filed by individuals with no functional injury from asbestos claims with little to no financial value but that have increasingly been considered in jury verdicts and settlements; (c) the growth in the number and significance of bankruptcy filings by companies as a result of asbestos claims (including, more recently, bankruptcy filings in which companies attempt to resolve their asbestos liabilities in a manner that is prejudicial to insurers and forecloses insurers from the negotiation of bankruptcy plans); (d) the growth in claim filings against defendants formerly regarded as “peripheral”; (e) the concentration of claims in a small number of states that favor plaintiffs; (f) the growth in the number of claims that might impact the general liability portion of insurance policies rather than the product liability portion; (g) responses in which specific courts have adopted measures to ameliorate the worst procedural abuses; (h) an increase in settlement values being paid to asbestos claimants; and (i) the potential that the U.S. Congress or state legislatures may adopt legislation to address the asbestos litigation issue.

Management believes that these uncertainties and factors continue to render reserves for A&E losses significantly less subject to traditional actuarial analysis than reserves for other types of losses. Given these uncertainties, management believes that no meaningful range for such ultimate losses can be established. The Company establishes reserves to the extent that, in the judgment of management, the facts and prevailing law reflect an exposure for the Company or its ceding companies.

In connection with the acquisition of Mt. McKinley, which has significant exposure to A&E claims, Prupac, a subsidiary of The Prudential, provided reinsurance to Mt. McKinley covering 80% ($160.0 million) of the first $200.0 million of any adverse development of Mt. McKinley’s reserves as of September 19, 2000 and The Prudential guaranteed Prupac’s obligations to Mt. McKinley. Cessions under this reinsurance agreement exhausted the limit available under the contract at December 31, 2003. Due to the uncertainties discussed above, the ultimate losses may vary materially from current loss reserves and could have a material adverse effect on the Company’s future financial condition, results of operations and cash flows.

The following table shows the development of prior year A&E reserves on both a gross and net of retrocessional basis for the three months ended March 31, 2004 and 2003:

	Three Months Ended
	March 31,
(Dollars in thousands)	2004	2003

Gross basis:
Beginning of period reserves	$765,257	$667,922
Incurred losses	66,000	17,673
Paid losses	(25,408)	(18,635)

End of period reserves	$805,849	$666,960

Net basis:
Beginning of period reserves	$534,369	$527,462
Incurred losses	63,197	11,360
Paid losses	(22,382)	(17,358)

End of period reserves	$575,184	$521,464

At March 31, 2004, the gross reserves for A&E losses were comprised of $137.2 million representing case reserves reported by ceding companies, $113.9 million representing additional case reserves established by the Company on assumed reinsurance claims, $335.8 million representing case reserves established by the Company on direct excess insurance claims, including Mt. McKinley, and $218.9 million representing IBNR reserves.

Industry analysts have developed a measurement, known as the survival ratio, to compare the A&E reserves among companies with such liabilities. The survival ratio is typically calculated by dividing a company’s current net reserves by the three year average of paid losses, and therefore measures the number of years that it would take to exhaust the current reserves based on historical payment patterns. Using this measurement, the Company’s net three year A&E survival ratio was 9.5 years at March 31, 2004. Adjusting these ratios for the effect of the reinsurance ceded under the reinsurance agreement with Prupac, the measures rise to the equivalent of 12.1 years at March 31, 2004. The cession of $160.0 million to the stop loss reinsurance provided by Prupac in connection with the acquisition of Mt. McKinley results in unpaid proceeds that are not reflected in past net payments and effectively extend the funding available for future net payments. Because the survival ratio was developed as a comparative measure of reserve strength and not of absolute reserve adequacy, the Company considers, but does not rely on, the survival ratio when evaluating its reserves.

The Company’s net three year survival ratio on its asbestos exposures only, was 10.6 years for the period ended March 31, 2004. This three year survival ratio, when adjusted for the effect of the reinsurance ceded under the stop loss cover from Prupac, was 14.2 years and, when adjusted for structured settlements, which are fully funded by reserves, and the stop loss protection from Prupac, was 26.4 years.

Shareholders’ Equity.   The Company’s shareholders’ equity increased to $3,364.6 million as of March 31, 2004 from $3,164.9 million as of December 31, 2003, principally reflecting net income of $126.1 million for the three months ending March 31, 2004 and an increase of $69.6 million of net after tax unrealized appreciation on the Company’s investments, partially offset by a $2.7 million increase in net after-tax currency translation adjustments and $5.6 million of shareholder dividends.

LIQUIDITY AND CAPITAL RESOURCES

Capital.     The Company’s business operations are in part dependent on the Company’s financial strength, and the market’s perception thereof, as measured by shareholders’ equity, which was $3,364.6 million and $3,164.9 million at March 31, 2004 and December 31, 2003, respectively. The Company has flexibility with respect to capitalization as the result of its perceived financial strength, including its financial strength ratings as assigned by independent rating agencies, and its access to the debt and equity markets. The Company continuously monitors its capital and financial position, as well as investment and security market conditions, both in general and with respect to the Company’s securities, and responds accordingly.

The Company filed a shelf registration statement on Form S-3 with the SEC that provides for the issuance of up to $975 million of securities. Generally, under this shelf registration statement, Group is authorized to issue common shares, preferred shares, debt securities, warrants and hybrid securities, Holdings is authorized to issue debt securities and Capital Trust II and Capital Trust III are authorized to issue trust preferred securities. The registration statement was declared effective by the SEC on December 22, 2003.

o	On March 29, 2004, Capital Trust II, an unconsolidated affiliate, issued trust preferred securities resulting in a takedown from the shelf registration statement of $320 million, leaving a remaining balance on the registration statement at March 31, 2004 of $655 million. In conjunction with the issuance of Capital Trust II’s trust preferred securities, Holdings issued $329.9 million of 6.20% junior subordinated debt securities due March 29, 2034 to Capital Trust II. Part of the proceeds from the junior subordinated debt securities issuance was used for capital contributions to Holdings’ operating subsidiaries.

On July 30, 2002, the Company filed a shelf registration statement on Form S-3 with the SEC providing for the issuance of up to $475.0 million of securities. Generally, under this shelf registration statement, Group was authorized to issue common shares, preferred shares, debt securities, warrants and hybrid securities, Holdings was authorized to issue debt securities and Capital Trust was authorized to issue trust preferred securities. This shelf registration statement became effective on September 26, 2002. The following securities were issued pursuant to that registration statement.

o	On November 14, 2002, Capital Trust, an unconsolidated affiliate, issued trust preferred securities resulting in a takedown from the shelf registration statement of $210 million. In conjunction with the issuance of Capital Trust’s trust preferred securities, Holdings issued $216.5 million of 7.85% junior subordinated debt securities due November 15, 2032 to Capital Trust. The proceeds from the junior subordinated debt securities issuance were primarily used for capital contributions to Holdings’ operating subsidiaries.

o	On April 23, 2003, the Company expanded the size of the remaining shelf registration to $318 million by filing a Post-Effective Amendment under Rule 462(b) of the Securities Act of 1933, as amended, and General Instruction IV of Form S-3 promulgated there under. On the same date, the Company issued 4,480,135 of its common shares at a price of $70.75 per share, which resulted in $317.0 million in proceeds, before expenses of approximately $0.2 million. This transaction effectively exhausted the September 26, 2002 shelf registration.

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

The Company’s liquidity requirements are met on both a short and long-term basis by funds provided by premiums collected, investment income, collected reinsurance receivable balances and the sale and maturity of investments, together with the availability of funds under the Company’s Credit Facility. The Company’s net cash flows from operating activities were $399.6 million and $327.7 million for the three months ended March 31, 2004 and 2003, respectively. The Company’s net cash flows from operations increased primarily due to the growth in business coupled with favorable underwriting results. Additionally, these cash flows included net tax payments of $19.5 million and $5.5 million for the three months ended March 31, 2004 and 2003 respectively; catastrophe loss payments of $6.0 million and $20.0 million in the three months ended March 31, 2004 and 2003, respectively; and net derivative settlement payments of $0.0 million and $3.6 million for the three months ended March 31, 2004 and 2003, respectively.

Management believes that net cash flows from operating activities are generally consistent with expectations given the Company’s increase in premium volume and investment portfolio. Premiums are generally collected over the policy period, which is typically one year. However, claims related to the policies will be paid out over numerous years. This is particularly true for casualty business. The Company is not able to predict how long this premium growth trend and corresponding positive cash flow impact will be sustained.

In addition to its net cash flows from operating activities, the Company’s investment portfolio, through normal portfolio activities, provides substantial additional liquidity. Proceeds from sales, calls and maturities, as contrasted with cost of investment assets acquired, were $784.4 million and $1,596.4 million, respectively, for the three months ended March 31, 2004, compared to $662.8 million and $1,039.6 million, respectively, for the three months ended March 31, 2003.

Effective October 10, 2003, Holdings entered into a new three year, $150.0 million senior revolving credit facility with a syndicate of lenders, replacing its December 21, 1999 senior revolving credit facility. Both the October 10, 2003 and December 21, 1999 senior revolving credit agreements, which have similar terms, are referred to as the “Credit Facility”. Wachovia Bank is the administrative agent for the Credit Facility. The Credit Facility is used for liquidity and general corporate purposes. The Credit Facility provides for the borrowing of up to $150.0 million with interest at a rate selected by Holdings equal to either (1) the Base Rate (as defined below) or (2) an adjusted LIBOR plus a margin. The Base Rate is the higher of the rate of interest established by Wachovia Bank from time to time as its prime rate or the Federal Funds rate plus 0.5% per annum. The amount of margin and the fees payable for the Credit Facility depend upon Holdings’ senior unsecured debt rating.

The Credit Facility requires Holdings to maintain a debt to capital ratio of not greater than 0.35 to 1 and a minimum interest coverage ratio of 2.5 to 1 and requires Everest Re to maintain its statutory surplus at $1.0 billion plus 25% of aggregate net income and capital contributions earned or received after January 1, 2003. As of March 31, 2004, the Company was in compliance with these covenants.

During the three months ended March 31, 2004, Holdings made no payments on and had no additional borrowings under the Credit Facility. As of March 31, 2004 and 2003, Holdings had outstanding Credit Facility borrowings of $70.0 million. Interest expense incurred in connection with these borrowings was $0.3 million and $0.4 million for the three months ended March 31, 2004 and 2003, respectively.

The Company has arrangements available for the issuance of letters of credit, which letters are generally collateralized by the Company’s cash or investments and which are generally used to collateralize reinsurance assumed by Bermuda Re from jurisdictions where collateralization is generally required for the ceding company to receive credit for such reinsurance recoverables from its principal regulator. Bermuda Re and Everest International Reinsurance, Ltd. also used trust arrangements to provide collateralization to ceding companies, including affiliates. The Company generally avoids providing collateral except where required for ceding companies to receive credit from their regulators. At March 31, 2004, $248.8 million of letters of credit were issued and outstanding under these arrangements and substantially all were related to Bermuda Re. Furthermore, at March 31, 2004, $251.8 million of assets were deposited in trust accounts, primarily on behalf of Bermuda Re, as security for reinsurance recoverables of certain non-affiliated ceding companies.

Market Sensitive Instruments.     The SEC’s Financial Reporting Release #48 requires registrants to clarify and expand upon the existing financial statement disclosure requirements for derivative financial instruments, derivative commodity instruments and other financial instruments (collectively, “market sensitive instruments”). The Company does not generally enter into market sensitive instruments for trading purposes.

The Company’s current investment strategy seeks to maximize after-tax income through a high quality, diversified, taxable and tax-preferenced fixed maturity portfolio, while maintaining an adequate level of liquidity. The Company’s mix of taxable and tax-preferenced investments is adjusted continuously, consistent with its current and projected operating results, market conditions and the Company’s tax position. The fixed maturities in the investment portfolio are comprised of non-trading available for sale securities. Additionally, the Company invests in equity securities, which it believes will enhance the risk-adjusted total return of the investment portfolio. The Company has also engaged in a small number of credit default swaps and specialized equity options.

The overall investment strategy considers the scope of present and anticipated Company operations. In particular, estimates of the financial impact resulting from non-investment asset and liability transactions, together with the Company’s capital structure and other factors, are used to develop a net liability analysis. This analysis includes estimated payout characteristics for which the investments of the Company provide liquidity. This analysis is considered in the development of specific investment strategies for asset allocation, duration and credit quality. The change in overall market sensitive risk exposure principally reflects the asset changes that took place during the year, including the acquisition of interest only strips in which market value increases as interest rates rise and decreases as interest rates fall. The addition of these securities to the portfolio mitigates the impact of potential interest rate shifts on the overall portfolio.

The Company’s $10.2 billion investment portfolio is principally comprised of fixed maturity securities, which are subject to interest rate risk and foreign currency rate risk, and equity securities, which are subject to equity price risk. The impact of these risks on the investment portfolio is generally mitigated by changes in the value of operating assets and liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity portfolio, including short-term investments, due to change in market interest rates. In a declining interest rate environment, it includes prepayment risk on the $1,489.1 million of mortgage-backed securities in the $9,128.8 million fixed maturity portfolio. Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The table below displays the potential impact of market value fluctuations and after-tax unrealized appreciation on the fixed maturity portfolio as of March 31, 2004 based on parallel 200 basis point shifts in interest rates up and down in 100 basis point increments. For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually. To generate appropriate price estimates on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account. For legal entities with a non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios. All amounts are in U.S. dollars and are presented in millions.

As of March 31, 2004
Interest Rate Shift in Basis Points

	-200	-100	0	100	200

Total Market Value	$10,697.3	$10,181.9	$9,708.4	$9,298.3	$8,814.6
Market Value Change from Base (%)	10.2%	4.9%	0.0%	-4.2%	-9.2%
Change in Unrealized Appreciation
After-tax from Base ($)	$739.7	$352.6	$--	$(303.7)	$(666.6)

Foreign currency rate risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates. Each of the Company’s foreign operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines. Generally, the Company prefers to maintain the capital of its foreign operations in U.S. dollar assets, although this varies by regulatory jurisdiction in accordance with market needs. Each foreign operation may conduct business in its local currency, as well as the currency of other countries in which it operates. The primary foreign currency exposures for these foreign operations are the Canadian Dollar, the British Pound Sterling and the Euro. The Company mitigates foreign exchange exposure by a general matching of the currency and duration of its assets to its corresponding operating liabilities. In accordance with Financial Accounting Standards Board Statement No. 52, the Company translates the assets, liabilities and income of non-U.S. dollar functional currency legal entities to the U.S. dollar. This translation amount is reported as a component of other comprehensive income. As of March 31, 2004, there has been no material change in exposure to foreign exchange rates as compared to December 31, 2003.

Equity risk is the potential change in market value of the common stock and preferred stock portfolios arising from changing equity prices. The Company invests in high quality common and preferred stocks that are traded on the major exchanges in the U.S. and in funds investing in such securities. The primary objective in managing the equity portfolio is to provide long-term capital growth through market appreciation and income.

As of March 31, 2004
Change in Equity Values in Percent

	-20%	-10%	0%	10%	20%

Market Value of the Equity Portfolio	$214.9	$241.8	$268.7	$295.5	$322.4

After-tax Change in Unrealized Appreciation	$(34.9)	$(17.5)	$--	$17.5	$34.9

Although not considered material in the context of the Company’s aggregate exposure to market sensitive instruments, the Company has issued five specialized equity put options based on the Standard & Poor’s 500 (“S&P 500”) index that are market sensitive and sufficiently unique to warrant supplemental disclosure.

During 2001, the Company sold five specialized equity put options based on the S&P 500 index for total consideration, net of commission, of $16.9 million. These contracts each have a single exercise date, with maturities ranging from 18 to 30 years and strike prices ranging from $1,141.21 to $1,540.63. No amounts will be payable under these contracts if the S&P 500 index is at or above the strike price on the exercise dates. If the S&P 500 index is lower than the strike price on the applicable exercise date, the amount due will vary proportionately with the percentage the index is below the strike price. Based on historical index volatilities and trends and the March 31, 2004 index value, the Company estimates the probability for each contract of the S&P index being below the strike price on the exercise date is less than 6.0%. The theoretical maximum payouts under the contracts would occur if on each of the exercise dates the S&P 500 index value were zero.

As these specialized equity put options are derivatives within the framework of FAS 133, the Company is required to report the fair value of these instruments in its balance sheet and record any changes to fair value in its statement of operations. The Company has recorded fair values for its obligations on these specialized equity put options at March 31, 2004 and December 31, 2003 of $20.3 million and $16.5 million, respectively; however, the Company does not believe that the ultimate settlement of these transactions is likely to require a payment that would exceed the initial consideration received or any payment at all.

As there is no active market for these instruments, the determination of their fair value is based on an industry accepted option-pricing model, which requires estimates and assumptions, including those regarding volatility and expected rates of return.

The table below estimates the impact of potential movements in interest rates and the S&P 500 index, which are the principal factors affecting fair value of these instruments, looking forward from the fair value at March 31, 2004. These are estimates and there can be no assurances regarding future market performance. The asymmetrical results of the interest rate and S&P 500 index shifts reflect that the liability cannot fall below zero whereas it can increase to its theoretical maximum.

As of March 31, 2004
S & P 500 Index Put Options Obligation – Sensitivity Analysis
(Dollars in millions)

Interest Rate Shift in Basis Points:	-100	-50	0	50	100

Total Market Value	$32.2	$25.6	$20.3	$16.0	$12.5
Market Value Change from Base (%)	-58.7%	-26.3%	0.0%	21.2%	38.3%

S & P Index Shift in Points:	-200	-100	0	100	200

Total Market Value	$27.8	$23.7	$20.3	$17.5	$15.1
Market Value Change from Base (%)	-37.1%	-16.7%	0.0%	13.9%	25.4%

Combined Interest Rate / S & P Index Shift:	-100/-200	-50/-100	0/0	50/100	100/200

Total Market Value	$42.7	$29.7	$20.3	$13.7	$9.0
Market Value Change from Base (%)	-110.3%	-46.2%	0.0%	32.7%	55.4%

Safe Harbor Disclosure.     This report contains forward-looking statements within the meaning of the U.S. federal securities laws. The Company intends these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the federal securities laws. In some cases, these statements can be identified by the use of forward-looking words such as “may”, “will”, “should”, “could”, “anticipate”, “estimate”, “expect”, “plan”, “believe”, “predict”, “potential” and “intend”. Forward-looking statements contained in this report include information regarding the Company’s reserves for losses and LAE, the adequacy of the Company’s provision for uncollectible balances, estimates of the Company’s catastrophe exposure, the effects of catastrophic events on the Company’s financial statements, the ability of Everest Re, Holdings and Bermuda Re to pay dividends and the settlement costs of the Company’s specialized equity put options. Forward-looking statements only reflect the Company’s expectations and are not guarantees of performance. These statements involve risks, uncertainties and assumptions. Actual events or results may differ materially from the Company’s expectations. Important factors that could cause the Company’s actual results to be materially different from its expectations include the uncertainties that surround the estimating of reserves for losses and LAE, those discussed in Note 4 of Notes to Consolidated Financial Statements (unaudited) included in this report and the risks described under the caption “Risk Factors” in the Company’s most recent Annual Report on Form 10-K, Part II, Item 7. The Company undertakes no obligation to update or revise publicly any forward looking statements, whether as a result of new information, future events or otherwise.

Part I — Item 3

EVEREST RE GROUP, LTD.
QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

Market Risk Instruments.    See "Liquidity and Capital Resources - Market Sensitive Instruments" in Part I - Item 2.

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

Part II - Item 2. Changes In Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Part II – Item 3. Defaults Upon Senior Securities

None.

Part II - Item 4. Submission of Matters to a Vote of Security Holders

None.

Part II – Item 5. Other Information

None.

Part II - Item 6. Exhibits and Reports on Form 8-K

a)     Exhibit Index:

         Exhibit No.      Description

10.1	Amendment of Employment Agreement by and among Everest Reinsurance (Bermuda), Ltd. and Peter Bennett, dated May 5, 2004.

11.1	Statement regarding computation of per share earnings

31.1	Section 302 Certification of Joseph V. Taranto

31.2	Section 302 Certification of Stephen L. Limauro

32.1	Section 906 Certification of Joseph V. Taranto and Stephen L. Limauro

b)       A report on Form 8-K was furnished on February 2, 2004, under Item 12, relating to the Company’s February 2, 2004 press release setting forth its fourth quarter and full year 2003 earnings.

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

Dated: May 10, 2004