Form 10-Q
period 2004-06-30
EVEREST RE GROUP LTD
filed 2004-08-06
CIK 1095073

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:	Commission File Number:
June 30, 2004	1-15731

EVEREST RE GROUP, LTD.
(Exact name of Registrant as specified in its charter)

Bermuda	98-0365432
(State or other juris-	(IRS Employer Identification
diction of incorporation	Number)
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

YES   X       NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Number of Shares Outstanding
Class	at August 1, 2004

Common Shares, $.01 par value	56,065,496

                                                EVEREST RE GROUP, LTD.

                                                      Index To Form 10-Q

                                                                PART I

                                                FINANCIAL INFORMATION

Page
ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets at June 30, 2004 (unaudited)	3
and December 31, 2003

Consolidated Statements of Operations and Comprehensive Income	4
for the three and six months ended June 30, 2004
and 2003 (unaudited)

Consolidated Statements of Changes in Shareholders’ Equity for the	5
three and six months ended June 30, 2004 and 2003
(unaudited)

Consolidated Statements of Cash Flows for the three and six	6
months ended June 30, 2004 and 2003 (unaudited)

Notes to Consolidated Interim Financial Statements (unaudited)	7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION	19

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK	46

ITEM 4. CONTROLS AND PROCEDURES	47

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	48

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS	48
AND ISSUER PURCHASES OF EQUITY SECURITIES

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	48

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF
SECURITY HOLDERS	49

ITEM 5. OTHER INFORMATION	49

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K	50

EVEREST RE GROUP, LTD
CONSOLIDATED BALANCE SHEETS
	June 30,	December 31,
(Dollars in thousands, except par value per share)	2004	2003

	(unaudited)
ASSETS:
Fixed maturities - available for sale, at market value
(amortized cost: 2004, $8,716,825; 2003, $8,357,723)	$ 8,808,281	$ 8,726,886
Equity securities, at market value (cost: 2004, $355,133; 2003, $146,407)	375,549	154,381
Short-term investments	831,676	151,853
Other invested assets (cost: 2004, $124,819; 2003, $102,742)	125,590	103,359
Cash	104,587	184,859

Total investments and cash	10,245,683	9,321,338
Accrued investment income	122,615	113,989
Premiums receivable	1,208,237	1,047,856
Reinsurance receivables	1,280,324	1,284,139
Funds held by reinsureds	172,716	157,364
Deferred acquisition costs	348,241	333,214
Prepaid reinsurance premiums	79,152	98,384
Deferred tax asset	232,302	145,271
Other assets	219,587	187,981

TOTAL ASSETS	$ 13,908,857	$ 12,689,536

LIABILITIES:
Reserve for losses and adjustment expenses	$ 6,974,608	$ 6,361,245
Future policy benefit reserve	157,982	205,275
Unearned premium reserve	1,642,587	1,499,640
Funds held under reinsurance treaties	348,186	385,768
Losses in the course of payment	28,311	11,133
Contingent commissions	5,125	2,135
Other net payable to reinsurers	32,493	46,037
Current federal income taxes	72,379	41,308
8.5% Senior notes due 3/15/2005	249,924	249,874
8.75% Senior notes due 3/15/2010	199,292	199,245
Junior subordinated debt securities payable	546,393	216,496
Revolving credit agreement borrowings	70,000	70,000
Accrued interest on debt and borrowings	13,712	13,695
Other liabilities	203,096	222,785

Total liabilities	10,544,088	9,524,636

SHAREHOLDERS' EQUITY:
Preferred shares, par value: $0.01; 50 million shares authorized;
no shares issued and outstanding	--	--
Common shares, par value: $0.01; 200 million shares authorized;
(2004) 56.1 million and (2003) 55.7 million issued and outstanding	565	561
Additional paid-in capital	974,684	954,658
Unearned compensation	(4,685)	(5,257)
Accumulated other comprehensive income, net of deferred income taxes of
$45.8 million in 2004 and $117.5 million in 2003	80,473	280,077
Retained earnings	2,336,682	1,957,811
Treasury shares, at cost; 0.5 million shares (2004 and 2003)	(22,950)	(22,950)

Total shareholders' equity	3,364,769	3,164,900

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 13,908,857	$ 12,689,536

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
	Three Months Ended		Six Months Ended
	June 30,		June 30,

(Dollars in thousands, except per share amounts)	2004	2003	2004	2003

	(unaudited)		(unaudited)
REVENUES:
Premiums earned	$1,004,258	$851,988	$2,059,323	$1,596,858
Net investment income	136,845	102,187	237,742	195,692
Net realized capital gains (losses)	116,681	1,747	81,773	(11,488)
Net derivative income (expense)	4,382	1,305	630	(1,395)
Other income (expense)	1,951	(4,453)	3,411	(5,600)

Total revenues	1,264,117	952,774	2,382,879	1,774,067

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	675,513	585,042	1,387,041	1,098,513
Commission, brokerage, taxes and fees	214,886	204,409	437,665	367,214
Other underwriting expenses	28,369	23,920	51,967	43,784
Interest expense on senior notes	9,736	9,733	19,472	19,464
Interest expense on junior subordinated debt	9,248	4,249	13,667	8,498
Interest expense on credit facility	334	348	658	708

Total claims and expenses	938,086	827,701	1,910,470	1,538,181

INCOME BEFORE TAXES	326,031	125,073	472,409	235,886
Income tax expense	62,064	15,518	82,341	31,964

NET INCOME	$263,967	$109,555	$390,068	$203,922

Other comprehensive (loss) income, net of tax	(266,467)	142,261	(199,604)	172,249

COMPREHENSIVE (LOSS) INCOME	$(2,500)	$251,816	$190,464	$376,171

PER SHARE DATA:
Average shares outstanding (000's)	55,933	54,096	55,852	52,505
Net income per common share - basic	$4.72	$2.03	$6.98	$3.88

Average diluted shares outstanding (000's)	56,860	55,091	56,846	53,314
Net income per common share - diluted	$4.64	$1.99	$6.86	$3.82

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(Dollars in thousands, except share amounts)	2004	2003	2004	2003

	(unaudited)		(unaudited)
COMMON SHARES (shares outstanding):
Balance, beginning of period	55,918,984	50,908,643	55,677,044	50,881,693
Issued during the period	145,522	4,549,490	387,462	4,576,440

Balance, end of period	56,064,506	55,458,133	56,064,506	55,458,133

COMMON SHARES (par value):
Balance, beginning of period	$564	$514	$561	$513
Issued during the period	1	45	4	46

Balance, end of period	565	559	565	559

ADDITIONAL PAID IN CAPITAL:
Balance, beginning of period	966,699	619,407	954,658	618,521
Common shares issued during the period	7,985	319,144	20,026	320,030

Balance, end of period	974,684	938,551	974,684	938,551

UNEARNED COMPENSATION:
Balance, beginning of period	(4,971)	(319)	(5,257)	(340)
Net decrease during the period	286	21	572	42

Balance, end of period	(4,685)	(298)	(4,685)	(298)

ACCUMULATED OTHER COMPREHENSIVE INCOME,
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	346,940	251,530	280,077	221,542
Net (decrease) increase during the period	(266,467)	142,261	(199,604)	172,249

Balance, end of period	80,473	393,791	80,473	393,791

RETAINED EARNINGS:
Balance, beginning of period	2,078,320	1,641,146	1,957,811	1,551,360
Net income	263,967	109,555	390,068	203,922
Dividends declared ($0.10 and $0.20 per share in 2004
and $0.09 and $0.18 per share in 2003)	(5,605)	(4,990)	(11,197)	(9,571)

Balance, end of period	2,336,682	1,745,711	2,336,682	1,745,711

TREASURY SHARES AT COST:
Balance, beginning of period	(22,950)	(22,950)	(22,950)	(22,950)
Treasury shares acquired during the period	--	--	--	--

Balance, end of period	(22,950)	(22,950)	(22,950)	(22,950)

TOTAL SHAREHOLDERS' EQUITY, END OF PERIOD	$3,364,769	$3,055,364	$3,364,769	$3,055,364

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(Dollars in thousands)	2004	2003	2004	2003

	(unaudited)		(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$263,967	$109,555	$390,068	$203,922
Adjustments to reconcile net income to net cash provided by
operating activities:
Increase in premiums receivable	(23,261)	(71,142)	(159,345)	(214,742)
Decrease (increase) in funds held by reinsureds, net	4,179	15,669	(53,588)	1,724
Increase in reinsurance receivables	(21,448)	(42,859)	(528)	(20,185)
(Increase) decrease in deferred tax asset	(17,764)	738	(15,354)	(14,536)
Increase in reserve for losses and loss adjustment expenses	283,059	245,713	621,244	427,496
Decrease in future policy benefit reserve	(44,884)	(4,861)	(47,293)	(8,070)
Increase in unearned premiums	23,994	149,205	142,739	368,368
Increase (decrease) in other assets and liabilities	34,304	(47,548)	(17,825)	(74,988)
Non-cash compensation expense	286	21	572	42
Amortization of bond premium	7,070	420	13,501	257
Amortization of underwriting discount on senior notes	49	45	97	89
Realized capital (gains) losses	(116,681)	(1,747)	(81,773)	11,488

Net cash provided by operating activities	392,870	353,209	792,515	680,865

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale	191,095	204,960	359,881	401,945
Proceeds from fixed maturities sold - available for sale	625,788	209,827	1,138,675	675,506
Proceeds from equity securities sold	6,678	177	7,995	297
Proceeds from other invested assets sold	4,032	476	4,312	486
Cost of fixed maturities acquired - available for sale	(740,624)	(1,119,398)	(1,800,771)	(2,047,751)
Cost of equity securities acquired	(101,462)	(4,159)	(209,692)	(4,159)
Cost of other invested assets acquired	(8,163)	(12)	(8,452)	(3,060)
Net (purchases) sales of short-term securities	(252,449)	30,819	(680,247)	(41,464)
Net decrease in unsettled securities transactions	(120,045)	(21,185)	(18,890)	(57,066)

Net cash used in investing activities	(395,150)	(698,495)	(1,207,189)	(1,075,266)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares issued during the period	7,986	319,189	20,030	320,076
Dividends paid to shareholders	(5,605)	(4,990)	(11,197)	(9,571)
Net proceeds from issuance of junior subordinated notes	--	--	319,997	--

Net cash provided by financing activities	2,381	314,199	328,830	310,505

EFFECT OF EXCHANGE RATE CHANGES ON CASH	3,294	12,275	5,572	9,975

Net increase (decrease) in cash	3,395	(18,812)	(80,272)	(73,921)

Cash, beginning of period	101,192	153,721	184,859	208,830

Cash, end of period	$104,587	$134,909	$104,587	$134,909

SUPPLEMENTAL CASH FLOW INFORMATION
Cash transactions:
Income taxes paid, net	$36,651	$40,430	$56,179	$45,883
Interest paid	$9,727	$4,603	$33,684	$28,636

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended June 30, 2004 and 2003

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

The consolidated financial statements of the Company for the three and six months ended June 30, 2004 and 2003 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis. Certain financial information, which is normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America, has been omitted since it is not required for interim reporting purposes. The year end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America. The results for the three and six months ended June 30, 2004 and 2003 are not necessarily indicative of the results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2003, 2002 and 2001 included in the Company’s most recent Form 10-K filing.

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
(continued)

For the Three and Six Months Ended June 30, 2004 and 2003

The impact of the deconsolidation effectively substituted Holdings’ junior subordinated debt securities, which are held by Capital Trust and Capital Trust II, for the trust preferred securities previously reported.

3. Capital Transactions

The Company has a shelf registration statement on Form S-3 on file with the Securities and Exchange Commission (“SEC”), which was declared effective by the SEC on December 22, 2003 that provides for the issuance of up to $975.0 million of securities. Generally, under this shelf registration statement, Group is authorized to issue common shares, preferred shares, debt securities, warrants and hybrid securities, Holdings is authorized to issue debt securities and Capital Trust II and Everest Re Capital Trust III (“Capital Trust III”) are authorized to issue trust preferred securities. The following securities have been issued pursuant to that registration statement.

o	On March 29, 2004, Capital Trust II, an unconsolidated affiliate, issued trust preferred securities resulting in a takedown from the shelf registration statement of $320 million, leaving a remaining balance on the registration statement of $655 million. In conjunction with the issuance of Capital Trust II’s trust preferred securities, Holdings issued $329.9 million of 6.20% junior subordinated debt securities due March 29, 2034 to Capital Trust II. Part of the proceeds from the junior subordinated debt securities issuance was used for capital contributions to Holdings’ operating subsidiaries.

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

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Six Months Ended June 30, 2004 and 2003

4. Earnings Per Common Share

Net income per common share has been computed below, based upon weighted average common and dilutive shares outstanding.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except per share amounts)	2004	2003	2004	2003

Net income (numerator)	$263,967	$109,555	$390,068	$203,922

Weighted average common shares and effect
of dilutive shares used in the computation
of net income per share:
Weighted average shares
outstanding– basic (denominator)	55,933	54,096	55,852	52,505
Effect of dilutive shares	927	995	994	809

Weighted average shares
outstanding – diluted
(denominator)	56,860	55,091	56,846	53,314

Net income per common share:
Basic	$4.72	$2.03	$6.98	$3.88
Diluted	$4.64	$1.99	$6.86	$3.82

All options to purchase common shares were included in the computation of earnings per diluted share for the three and six months ended June 30, 2004 because the average market price of the common shares was greater than the options’ exercise price during the period. Outstanding options to purchase 15,206 and 235,206 common shares were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2003, respectively, because the average market price of the common shares was less than the options’ exercise price during the period. All options expire on or between October 6, 2005 and May 19, 2014.

The Company follows the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-based Compensation” (“FAS 123”) prospectively to all employee awards granted after January 1, 2002. The impact of this standard to the Company’s statement of operations for the three and six months ended June 30, 2004 reduced net income by $0.5 million or $0.01 per diluted share and $0.9 million or $0.02 per diluted share, respectively. For the three and six months ended June 30, 2003 net income was reduced by $0.3 million or $0.01 per diluted share and $0.6 million or $0.01 per diluted share, respectively.

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Six Months Ended June 30, 2004 and 2003

5. Contingencies

The Company does not believe that there are any material pending legal proceedings to which it or any of its subsidiaries is a party or of which any of their properties are subject.

In the ordinary course of business, the Company is involved in lawsuits, arbitrations and other formal and informal dispute resolution procedures, the outcomes of which will determine the Company’s rights and obligations under insurance, reinsurance and other contractual agreements. In some disputes, the Company seeks to enforce its rights under an agreement or to collect funds owing to it. In other matters, the Company is resisting attempts by others to collect funds or enforce alleged rights. Such disputes are resolved through formal and informal means, including litigation and arbitration.

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

In 1993 and prior, the Company had a business arrangement with The Prudential Insurance Company of America (“The Prudential”) wherein, for a fee, the Company accepted settled claim payment obligations of certain property and casualty insurers and, concurrently, became the owner of the annuity or assignee of the annuity proceeds funded by the property and casualty insurers specifically to fulfill these fully settled obligations. In these circumstances, the Company would be liable if The Prudential were unable to make the annuity payments. The estimated cost to replace all such annuities for which the Company was contingently liable at June 30, 2004 was $155.2 million.

Prior to its 1995 initial public offering, the Company had purchased annuities from an unaffiliated life insurance company with an A+ (Superior) rating from A.M. Best Company (“A.M. Best”) to settle certain claim liabilities of the Company. Should the life insurance company become unable to make the annuity payments, the Company would be liable for those claim liabilities. The estimated cost to replace such annuities at June 30, 2004 was $16.7 million.

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Six Months Ended June 30, 2004 and 2003

6. Other Comprehensive Income

The following table presents the components of other comprehensive income for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2004	2003	2004	2003

Net unrealized
(depreciation)/appreciation
of investments, net of
deferred income taxes	$(265,345)	$130,987	$(195,738)	$157,460
Currency translation
adjustments, net of deferred
income taxes	(1,122)	11,274	(3,866)	14,789

Other comprehensive
(loss)/income, net of deferred
income taxes	$(266,467)	$142,261	$(199,604)	$172,249

7. Letters of Credit

The Company has arrangements available for the issuance of letters of credit, which letters are generally collateralized by the Company’s cash and investments. Under these arrangements, at June 30, 2004 and December 31, 2003, letters of credit in an aggregate amount of $250.9 million and $246.2 million, respectively, were issued and outstanding, generally supporting reinsurance provided by the Company’s non-U.S. operations.

The following table summarizes letters of credit as of June 30, 2004:

Bank	Commitment	In Use	Date of Expiry

(Dollars in thousands)
Citibank, N.A.	$ 250,000	$10,886	12/31/2004
		3,639	01/28/2005
		149,723	12/31/2006
		61,588	12/31/2007
Wachovia Bank, N.A.	150,000	1,289	11/03/2004
		22,782	11/13/2004
		1,016	12/31/2004

Bank of America	100,000	--	--

Total	$ 500,000	$250,923

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Six Months Ended June 30, 2004 and 2003

8. Trust Agreements

The Company, principally for Everest Reinsurance (Bermuda), Ltd. (“Bermuda Re”), a Bermuda insurance company and direct subsidiary of Group, has established trust agreements as security for reinsurance recoverables of certain non-affiliated ceding companies, which effectively use Company investments as collateral for reinsurance recoverables. At June 30, 2004, the total amount on deposit in trust accounts was $187.3 million.

9. Senior Notes

On March 14, 2000, Holdings completed public offerings of $200.0 million principal amount of 8.75% senior notes due March 15, 2010 and $250.0 million principal amount of 8.5% senior notes due March 15, 2005.

Interest expense incurred in connection with these senior notes was $9.7 million for each of the three months ended June 30, 2004 and 2003 and $19.5 million for each of the six months ended June 30, 2004 and 2003.

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

Interest expense incurred in connection with these junior subordinated notes was $9.2 million and $4.2 million for the three months ended June 30, 2004 and 2003, respectively, and $13.7 million and $8.5 million for the six months ended June 30, 2004 and 2003, respectively.

Capital Trust and Capital Trust II are wholly owned finance subsidiaries of Holdings.

Holdings considers that the mechanisms and obligations relating to the trust preferred securities, taken together, constitute a full and unconditional guarantee by Holdings of Capital Trust and Capital Trust II’s payment obligations with respect to their respective trust preferred securities.

There are certain regulatory and contractual restrictions on the ability of Holdings’ operating subsidiaries to transfer funds to Holdings in the form of cash dividends, loans or advances. The insurance laws of the State of Delaware, where Holdings’ direct insurance subsidiaries are domiciled, require regulatory approval before those subsidiaries can pay dividends or make loans or advances to Holdings that exceed certain statutory thresholds. In addition, the terms of Holdings’ Credit Facility (discussed below) require Everest Re, Holdings’ principal insurance subsidiary, to maintain a certain statutory surplus level as measured at the end of each fiscal year. At December 31, 2003, $1,561.1 million of the $2,264.0 million in net assets of Holdings’ consolidated subsidiaries were subject to the foregoing regulatory restrictions.

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Six Months Ended June 30, 2004 and 2003

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

The Credit Facility requires Holdings to maintain a debt to capital ratio of not greater than 0.35 to 1 and a minimum interest coverage ratio of 2.5 to 1 and requires Everest Re to maintain its statutory surplus at $1.0 billion plus 25% of aggregate net income and capital contributions earned or received after January 1, 2003. As of June 30, 2004, the Company was in compliance with these covenants.

During the three and six months ended June 30, 2004 and 2003, respectively, Holdings made no payments on and had no additional borrowings under the Credit Facility. As of June 30, 2004 and December 31, 2003, Holdings had outstanding Credit Facility borrowings of $70.0 million.

Interest expense incurred in connection with these borrowings was $0.3 million for each of the three months ended June 30, 2004 and 2003 and $0.7 million for each of the six months ended June 30, 2004 and 2003.

12. Segment Reporting

The Company, through its subsidiaries, operates in five segments: U.S. Reinsurance, U.S. Insurance, Specialty Underwriting, International and Bermuda. The U.S. Reinsurance operation writes property and casualty reinsurance, on both a treaty and facultative basis, through reinsurance brokers, as well as directly with ceding companies within the U.S. The U.S. Insurance operation writes property and casualty insurance primarily through general agent relationships and surplus lines brokers within the U.S. The Specialty Underwriting operation writes accident and health (“A&H”), marine, aviation and surety business within the U.S. and worldwide through brokers and directly with ceding companies. The International operation writes property and casualty reinsurance through Everest Re’s branches in Canada and Singapore, in addition to foreign business written through Everest Re’s Miami and New Jersey offices. The Bermuda operation provides reinsurance and insurance to worldwide property and casualty markets and reinsurance to life insurers through brokers and directly with ceding companies from its Bermuda office and property and casualty reinsurance to the United Kingdom and European markets through brokers from its UK branch.

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Six Months Ended June 30, 2004 and 2003

These segments are managed in a carefully coordinated fashion with strong elements of central control, including with respect to capital, investments and support operations. As a result, management monitors and evaluates the financial performance of these operating segments based upon their underwriting gain or loss (“underwriting results”). Underwriting results include earned premium less losses and loss adjustment expenses (“LAE”) incurred, commission and brokerage expenses and other underwriting expenses. The Company utilizes inter-affiliate reinsurance, but such reinsurance generally does not impact segment results, as business is generally reported within the segment in which the business was first produced.

The Company does not maintain separate balance sheet data for its operating segments. Accordingly, the Company does not review and evaluate the financial results of its operating segments based upon balance sheet data.

Effective January 1, 2004, Everest Re sold its United Kingdom branch to Bermuda Re, a Bermuda insurance company and direct subsidiary of Group. Business for this branch was previously included in the International segment and is now included in the Bermuda segment. Due to the sale and in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“FAS 131”), the Company restated the International and Bermuda segments for the three and six months ended June 30, 2003 to conform with the three and six months ended June 30, 2004 segment reporting.

The following tables present the relevant underwriting results for the operating segments for the periods indicated:

U.S. Reinsurance

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2004	2003	2004	2003

Gross written premiums	$318,818	$383,116	$686,750	$725,530
Net written premiums	318,195	355,963	676,081	696,966
Premiums earned	$322,888	$310,779	$685,275	$571,967
Incurred losses and loss
adjustment expenses	213,689	235,224	463,906	412,633
Commission and brokerage	78,335	80,340	176,243	141,011
Other underwriting expenses	5,944	5,495	11,671	10,403

Underwriting gain (loss)	$24,920	$(10,280)	$33,455	$7,920

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Six Months Ended June 30, 2004 and 2003

U.S. Insurance

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2004	2003	2004	2003

Gross written premiums	$311,520	$275,994	$665,225	$586,693
Net written premiums	280,602	240,946	598,345	515,590

Premiums earned	$230,703	$205,540	$449,302	$388,646
Incurred losses and loss
adjustment expenses	166,072	144,845	325,512	274,841
Commission and brokerage	30,590	39,493	52,993	75,699
Other underwriting expenses	10,189	8,597	21,314	16,482

Underwriting gain	$23,852	$12,605	$49,483	$21,624

Specialty Underwriting

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2004	2003	2004	2003

Gross written premiums	$102,533	$137,869	$224,590	$269,672
Net written premiums	101,308	136,608	221,297	266,351

Premiums earned	$101,439	$136,509	$219,541	$261,034
Incurred losses and loss
adjustment expenses	54,224	84,072	128,222	182,966
Commission and brokerage	26,322	37,042	60,590	72,171
Other underwriting expenses	1,756	1,580	3,455	2,918

Underwriting gain	$19,137	$13,815	$27,274	$2,979

International

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2004	2003	2004	2003

Gross written premiums	$158,094	$96,188	$306,016	$186,561
Net written premiums	158,095	96,181	306,013	184,905

Premiums earned	$146,806	$87,267	$289,347	$164,717
Incurred losses and loss
adjustment expenses	74,763	50,421	146,952	91,613
Commission and brokerage	35,544	21,619	65,207	35,881
Other underwriting expenses	2,750	2,451	5,468	4,672

Underwriting gain	$33,749	$12,776	$71,720	$32,551

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Six Months Ended June 30, 2004 and 2003

Bermuda

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2004	2003	2004	2003

Gross written premiums	$194,639	$175,566	$427,917	$302,114
Net written premiums	192,655	158,729	427,069	276,545

Premiums earned	$202,422	$111,893	$415,858	$210,494
Incurred losses and loss
adjustment expenses	166,765	70,481	322,449	136,462
Commission and brokerage	44,095	25,912	82,632	42,451
Other underwriting expenses	3,917	3,001	6,531	4,915

Underwriting (loss) gain	$(12,355)	$12,499	$4,246	$26,666

The following table reconciles the underwriting results for the operating segments to income before tax as reported in the consolidated statements of operations and comprehensive income for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2004	2003	2004	2003

Underwriting gain from segments	$89,303	$41,407	$186,178	$91,737
Net investment income	136,845	102,187	237,742	195,692
Net realized capital
gains (losses)	116,681	1,747	81,773	(11,488)
Net derivative income
(expense)	4,382	1,305	630	(1,395)
Corporate expenses	(3,813)	(2,790)	(3,528)	(4,390)
Interest expense	(19,318)	(14,330)	(33,797)	(28,670)
Other income (expense)	1,951	(4,453)	3,411	(5,600)

Income before taxes	$326,031	$125,073	$472,409	$235,886

The Company produces foreign business in its U.S., Bermuda and international operations. The net income and assets of the individual foreign countries in which the Company writes business are not identifiable in the Company’s financial records. The country, other than the U.S., with the greatest volume of business written is the United Kingdom, with $75.4 million and $180.9 million of written premium for the three and six months ended June 30, 2004, respectively. No other country represented more than 5% of the Company’s revenues.

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

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Six Months Ended June 30, 2004 and 2003

14. Investments – Interest Only Strips

Commencing with the second quarter of 2003 and through the second quarter of 2004, the Company had investments in interest only strips of mortgage-backed securities (“interest only strips”). These securities give the holder the right to receive interest payments at a stated coupon rate on an underlying pool of mortgages. The interest payments on the outstanding mortgages are guaranteed by entities generally rated AAA. The ultimate cash flow from these investments is primarily dependent upon the average life of the mortgage pool. Generally, as market interest rates and, more specifically, market mortgage rates decline, mortgagees tend to refinance which will decrease the average life of a mortgage pool and decrease expected cash flows. Conversely, as market interest rates and, more specifically, mortgage rates rise, repayments will slow and the ultimate cash flows will tend to rise. Accordingly, the market value of these investments tends to increase as general interest rates rise and decline as general interest rates fall. These movements are generally counter to the impact of interest rate movements on the Company’s other fixed income investments. As interest rates rose during the second quarter of 2004, the Company fully liquidated its interest only strip investment portfolio.

The Company accounts for its investment in interest only strips in accordance with Emerging Issues Task Force No. 99-20, “Recognition of Interest Income and Impairment on Purchases and Beneficial Interests in Securitized Financial Assets”(“EITF 99-20”). EITF 99-20 sets forth the rules for recognizing interest income on all credit-sensitive mortgage and asset-backed securities and certain prepayment-sensitive securities, including agency interest only strips, whether purchased or retained in securitization, as well as the rules for determining when these securities must be written down to fair value because of impairment. EITF 99-20 requires decreases in the valuation of residual interests in securitizations to be recorded as a reduction to the carrying value of the residual interests through a charge to earnings, rather than an unrealized loss in shareholders’ equity, when any portion of the decline in fair value is attributable to, as defined by EITF 99-20, an impairment loss. There were no impairments recorded for the three months ended June 30, 2004 and the three and six months ended June 30, 2003. For the six months ended June 30, 2004, prior to the liquidation of the interest only strip portfolio, the Company recorded a realized capital loss from impairments on its interest only strips of $49.7 million, net of an income tax benefit of $15.4 million. As a result of liquidating the interest only strip investment portfolio during the second quarter of 2004, the Company recognized pre-tax realized gains of $118.1 million.

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Six Months Ended June 30, 2004 and 2003

15. Retirement Benefits

The Company maintains both qualified and non-qualified defined benefit pension plans for its U.S. employees. In addition, the Company has a retiree health plan for eligible retired employees.

The following tables present the net periodic costs for the benefit plans for the periods indicated:

Pension Benefits

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2004	2003	2004	2003

Service cost	$932	$573	$1,637	$1,147
Interest cost	939	674	1,698	1,347
Expected return on plan assets	(839)	(522)	(1,679)	(1,042)
Amortization of prior service cost	32	32	64	64
Amortization of net loss	489	176	679	353

Net periodic benefit cost	$1,553	$933	$2,399	$1,869

Other Benefits

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2004	2003	2004	2003

Service cost	$94	$93	$210	$186
Interest cost	80	89	182	179
Amortization of net (gain) loss	(6)	5	9	10

Net periodic benefit cost	$168	$187	$401	$375

Based upon current asset levels in the plans, the Company is not required to make contributions. The Company made no contributions to the plans for the periods ended June 30, 2004 and 2003.

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

Part I — Item 2

EVEREST RE GROUP, LTD.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

Industry Conditions

The worldwide reinsurance and insurance businesses are highly competitive yet cyclical by product and market. Competition with respect to the types of reinsurance and insurance business in which the Company is engaged is based on many factors, including the perceived overall financial strength of the reinsurer or insurer, ratings of the reinsurer by A.M. Best Company and/or Standard & Poor’s Rating Services (“Standard & Poor’s”), underwriting expertise, the jurisdictions where the reinsurer or insurer is licensed or otherwise authorized, capacity and coverages offered, premiums charged, other terms and conditions of the reinsurance and insurance business offered, services offered, speed of claims payment and reputation and experience in lines written. The Company competes in the U.S., Bermuda and international reinsurance and insurance markets with numerous international and domestic reinsurance and insurance companies. The Company’s competitors include independent reinsurance and insurance companies, subsidiaries or affiliates of established worldwide insurance companies, reinsurance departments of certain insurance companies and domestic and international underwriting operations, including underwriting syndicates at Lloyd’s. Some of these competitors have greater financial resources than the Company and have established long-term and continuing business relationships throughout the industry, which can be a significant competitive advantage. In addition, the potential for securitization of reinsurance and insurance risks through capital markets provides an additional source of potential reinsurance and insurance capacity and competition.

During the first half of 2004, the favorable market conditions, which developed during 2000 through 2003, have generally begun to diminish. There are signs that pricing for most classes of property has weakened and that pricing for most casualty classes has started to soften. Competition is increasing despite the fact that the industry still remains exposed to fundamental issues that negatively impacted its aggregate capacity in 2002 and 2003, including weak investment market conditions and adverse loss emergence. Both of these tend to depress the industry’s aggregate financial performance and perceptions of financial strength of industry participants.

Through 2003, reinsurance and insurance markets had generally continued to firm, reflecting the continuing, although diminishing, implications of losses arising from the terrorist attacks of September 11, 2001, and more broadly, the impact of aggregate company reactions to broad and growing recognition that competition in the late 1990s reached extremes in many classes and markets, which ultimately led to inadequate pricing and overly broad terms, conditions and coverages. The effect of these extremes, which became apparent through excessive loss emergence, varied widely by company depending on product offerings, markets accessed, underwriting and operating practices, competitive strategies and business volumes. Across all market participants, however, the aggregate general effect was depressed financial results and erosion of the industry capital base. Coupled with deteriorating investment market conditions and results, and renewed concerns regarding longer-term industry specific issues, including asbestos exposure and sub-par capital returns, these financial impacts introduced substantial, and in some cases extreme, pressure for the initiation and/or strengthening of corrective action by individual market participants. These pressures, aggregating across industry participants, reinforced the trend established in 2000 through 2003 toward firming prices, more restrictive terms and conditions, tightened coverage availability across most classes and markets and increasing concern with respect to the financial security of insurance and reinsurance providers.

The Company has been disappointed by recent industry developments, which have operated to reduce pricing. The Company cannot predict with any reasonable certainty whether and to what extent these trends or conditions will persist. In particular, the continued growth of reinsurance capacity in Bermuda, changes in the Lloyd’s market and the potential reemergence of a market share orientation among some industry participants, combined with improving and in some cases strong financial results, introduce uncertainty about the continued level of competitive pressures.

Financial Summary

The Company’s management monitors and evaluates overall Company performance based principally upon underwriting and other financial results. The following is a summary of consolidated underwriting results and net income for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(Dollars in thousands)	2004	2003	2004	2003

Gross written premiums	$1,085,604	$1,068,733	$2,310,498	$2,070,570
Net written premiums	1,050,855	988,427	2,228,805	1,940,357

Premiums earned	$1,004,258	$851,988	$2,059,323	$1,596,858
Incurred losses and loss adjustment
expenses	675,513	585,042	1,387,041	1,098,513
Commission, brokerage, taxes and fees	214,886	204,409	437,665	367,214
Other underwriting expenses	24,556	21,130	48,439	39,394

Underwriting gain	89,303	41,407	186,178	91,737

Net investment income	136,845	102,187	237,742	195,692
Net realized capital gains (losses)	116,681	1,747	81,773	(11,488)
Net derivative income (expense)	4,382	1,305	630	(1,395)
Corporate expenses	(3,813)	(2,790)	(3,528)	(4,390)
Interest expense	(19,318)	(14,330)	(33,797)	(28,670)
Other income (expense)	1,951	(4,453)	3,411	(5,600)

Income before taxes	326,031	125,073	472,409	235,886
Income tax expense	62,064	15,518	82,341	31,964

Net Income	$263,967	$109,555	$390,068	$203,922

Loss ratio	67.3%	68.7%	67.4%	68.8%
Commission and expense ratio	21.4	24.0	21.3	23.0
Other underwriting expense ratio	2.8	2.8	2.4	2.7

Combined ratio	91.5%	95.5%	91.1%	94.5%

As indicated in the preceding “Industry Conditions” section, the reinsurance and insurance industry generally experienced favorable market conditions from 2001 through 2003. These favorable market conditions, coupled with the Company’s financial strength, strategic positioning and market and underwriting expertise, enabled the Company to increase its volume of business significantly over this period. With the change in trend established thus far in 2004, the Company has adapted its operations to slow its rate of growth. As a result, gross written premiums for the three and six months ended June 30, 2004 increased to $1.1 billion and $2.3 billion, respectively, up 1.6% and 11.6% compared to the three and six months ended June 30, 2003, respectively. In contrast, gross written premiums had increased 60.7% during fiscal year 2003 in comparison with 2002.

In June 2004, the Company received notification of termination with respect to its contract with an insurance agency that produces the majority of its California workers’ compensation business. Under the terms of the contract, the agency will continue to produce business exclusively for the Company through October 15, 2004. The business produced under this relationship will continue in force through the policy expiration dates or cancellation. In 2003, under this contract, the agency produced approximately 12% of the Company’s full year gross written premium. However, in 2004, this percentage has been expected to decline due to increasing competition and a de-emphasis of this distribution channel. The Company does not believe that the termination of this contract will have a material adverse effect on future Company operations.

Due to the nature of its businesses, the Company is unable to precisely differentiate between the effects of price changes as compared to the effects of changes in exposure. Similarly, because individual reinsurance arrangements often reflect revised coverages, structuring, pricing, terms and/or conditions from period to period, the Company is unable to differentiate between the premium volumes attributable to new business as compared to renewal business. Management believes, however, that on balance, the Company’s growth is reasonably balanced between growth in exposures underwritten and increased pricing and/or improved terms and conditions. Management believes further that market conditions, although changing, remain generally more favorable for casualty business classes than for property business classes; however, management notes that it continues to see business opportunities in most product classes and markets. Although premium volumes have increased, the Company continues to decline business that does not meet its objectives regarding underwriting profitability.

Net written premiums, defined as gross written premiums less ceded premiums, were $1.1 billion and $2.2 billion for the three and six months ended June 30, 2004, respectively, up 6.3% and 14.9% from the three and six months ended June 30, 2003, respectively. These reflect premiums ceded of $34.7 million (3.2% of gross written premiums) and $80.3 million (7.5% of gross written premiums) for the three months ended June 30, 2004 and 2003, respectively, and $81.7 million (3.5% of gross written premiums) and $130.2 million (6.3% of gross written premiums) for the six months ended June 30, 2004 and 2003, respectively. Ceded premiums relate primarily to specific reinsurance purchased by the U.S. Insurance operation, and for 2003, this same factor together with adjustment premiums relating to loss cessions made to the Company’s corporate level aggregate reinsurance coverages.

Premiums earned increased to $1,004.3 million from $852.0 million for the three months ended June 30, 2004 compared to the three months ended June 30, 2003, and to $2,059.3 million from $1,596.9 million for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. These increases reflect period-to-period changes in net written premiums and business mix together with normal variability in earning patterns. Business mix changes occur not only as the Company shifts emphasis between products, lines of business, distribution channels and markets, but also as individual contracts renew or non-renew, almost always with changes in coverage, structure, prices and/or terms, and as new contracts are accepted with coverages, structures, prices and/or terms different from those of expiring contracts.

Incurred losses and loss adjustment expenses (“LAE”) increased to $675.5 million and $1,387.0 million for the three and six months ended June 30, 2004, representing increases of 15.5% and 26.3% compared to the three and six months ended June 30, 2003, respectively. These increases generally reflect increasing volume, as measured by earned premium, partially offset by general improvements in pricing. Another contributing factor was the effect of prior year loss reserve strengthening. The increase in incurred losses and LAE relating to prior period reserve strengthening was $62.7 million and $31.8 million for the three months ended June 30, 2004 and 2003, respectively, and $108.6 million and $70.6 million for the six months ended June 30, 2004 and 2003, respectively, principally related to the Company’s asbestos exposures.

Commission, brokerage and tax expense also increased as a result of the increasing premium volume, as these expenses generally vary in direct proportion to premium. However, the percentage increase in expenses was generally more than the percentage increase in premium volume, reflecting changes in both the Company’s business mix and in market conditions, the latter of which tends to lessen the Company’s ability to influence commission and brokerage rates to lower levels as a percentage of premium.

Net investment income increased to $136.8 million from $102.2 million for the three months ended June 30, 2004 compared to the three months ended June 30, 2003, and to $237.7 million from $195.7 million for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. The second quarter of 2004 included a $22.9 million increase arising from an atypical increase in the value of one of the Company’s limited partnership investments. Excluding this increase, the net investment income increase generally reflected growth in the Company’s cash and invested assets, partially offset by the effects of the lower interest rate environment.

Premiums are generally collected over the first 12 to 15 months of a reinsurance contract, while related losses are typically paid out over numerous years. This tends to increase cash flow from operations when premiums are increasing. The Company’s cash flow from operations was $392.9 million and $353.2 million for the three months ended June 30, 2004 and 2003, respectively, and $792.5 million and $680.9 million for the six months ended June 30, 2004 and 2003, respectively. Coupled with common stock offerings and the issuance of junior subordinated debt securities, this contributed to growth in the Company’s total investments and cash to $10,245.7 million as of June 30, 2004 from $9,321.3 million at December 31, 2003.

Net realized capital gains of $116.7 million and $1.7 million for the three months ended June 30, 2004 and 2003, respectively, and net realized capital gains of $81.8 million and net realized capital losses of $11.5 million for the six months ended June 30, 2004 and 2003, respectively, were primarily the result of gains on the sale of the interest only strip investment portfolio in 2004 and losses due to the write-down of the value of securities deemed to be impaired on an other than temporary basis in 2003.

The Company’s income tax expense is primarily a function of the statutory tax rates and corresponding net income in the jurisdictions where the Company operates, coupled with the impact from tax preferenced investment income. Variations between years generally reflect changes in the relative levels of pre-tax income between jurisdictions with different tax rates. Additionally, in conjunction with the transfer of the Company’s UK Branch to Bermuda Re, there were various tax issues giving rise to net tax expenses and benefits which in the aggregate served to moderate the variability between years. The Company incurred income tax expense of $62.1 million and $15.5 million for the three months ended June 30, 2004 and 2003, respectively, and $82.3 million and $32.0 million for the six months ended June 30, 2004 and 2003, respectively. The increase in tax expense for 2004 primarily reflected the impact of improved underwriting results, additional taxable net investment income and taxable realized capital gains.

The increase in net income to $264.0 million from $109.6 million for the three months ended June 30, 2004 and 2003, respectively, and to $390.1 million from $203.9 million for the six months ended June 30, 2004 and 2003, respectively, generally reflects improved underwriting and investment results, partially offset by increased income taxes.

The Company’s shareholders’ equity increased to $3,364.8 million as of June 30, 2004 from $3,164.9 million as of December 31, 2003. This increase is primarily due to net income for the period, partially offset by reductions in unrealized appreciation on the Company’s fixed maturity portfolio.

Segment Information

The Company, through its subsidiaries, operates in five segments: U.S. Reinsurance, U.S. Insurance, Specialty Underwriting, International and Bermuda. The U.S. Reinsurance operation writes property and casualty reinsurance, on both a treaty and facultative basis, through reinsurance brokers, as well as directly with ceding companies within the U.S. The U.S. Insurance operation writes property and casualty insurance primarily through general agent relationships and surplus lines brokers within the U.S. The Specialty Underwriting operation writes accident and health (“A&H”), marine, aviation and surety business within the U.S. and worldwide through brokers and directly with ceding companies. The International operation writes property and casualty reinsurance through Everest Re’s branches in Canada and Singapore, in addition to foreign business written through Everest Re’s Miami and New Jersey offices. The Bermuda operation provides reinsurance and insurance to worldwide property and casualty markets and reinsurance to life insurers through brokers and directly with ceding companies from its Bermuda office and reinsurance to the United Kingdom and European markets through brokers from its UK branch.

These segments are managed in a carefully coordinated fashion with strong elements of central control, including with respect to capital, investments and support operations. As a result, management monitors and evaluates the financial performance of these operating segments based upon their underwriting gain or loss. Underwriting results include earned premium less losses and LAE incurred, commission and brokerage expenses and other underwriting expenses. The Company utilizes inter-affiliate reinsurance, but such reinsurance generally does not impact segment results, as business is generally reported within the segment in which the business was first produced.

Effective January 1, 2004, Everest Re sold its United Kingdom branch to Everest Reinsurance (Bermuda), Ltd. (“Bermuda Re”), a Bermuda insurance company and a direct subsidiary of Group. Business for this branch was previously included in the International segment and is now included in the Bermuda segment. Due to the sale and in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“FAS 131”), the Company restated the International and Bermuda segments for the three and six months ended June 30, 2003 to conform with the three and six months ended June 30, 2004 segment reporting.

Three Months Ended June 30, 2004 compared to Three Months Ended June 30, 2003

Premiums.     Gross written premiums increased 1.6% to $1,085.6 million in the three months ended June 30, 2004 from $1,068.7 million in the three months ended June 30, 2003, as the Company took advantage of the generally attractive rates, terms and conditions available in its markets, including selected growth opportunities, while continuing to maintain a disciplined underwriting approach.

Premium growth areas included a 64.4% ($61.9 million) increase in the International operation, primarily due to a $41.5 million increase in international business written through the Miami and New Jersey offices representing primarily Latin American business, an $11.6 million increase in Asian business and an $8.9 million increase in Canadian business. The U.S. Insurance operation grew 12.9% ($35.5 million), principally as a result of a $66.0 million increase in program business outside of the workers’ compensation class, partially offset by a $30.5 million decrease in workers’ compensation business. The Bermuda operation grew 10.9% ($19.1 million), reflecting an emphasis on treaty business in Bermuda and the UK coupled with attractive market conditions in Europe, partially offset by a decline in individual risk business in Bermuda. The U.S. Reinsurance operation decreased 16.8% ($64.3 million), principally relating to a $51.1 million decrease in treaty casualty business and a $22.7 million decrease in facultative business, partially offset by a $14.1 million increase in treaty property business. The Specialty Underwriting operation decreased 25.6% ($35.3 million), resulting primarily from a $40.9 million decrease in A&H business, reflective of softening in pricing of this business class, partially offset by a $3.6 million increase in surety business and a $2.0 million increase in marine and aviation business.

Ceded premiums decreased to $34.7 million for the three months ended June 30, 2004 from $80.3 million for the three months ended June 30, 2003. Ceded premiums relate primarily to specific reinsurance purchased by the U.S. Insurance operation, and for 2003, this same factor together with adjustment premiums relating to loss cessions made to the Company’s corporate level aggregate reinsurance coverages.

Net written premiums increased by 6.3% to $1,050.9 million for the three months ended June 30, 2004 from $988.4 million for the three months ended June 30, 2003, reflecting the increase in gross written premiums combined with the decrease in ceded premiums.

Premium Revenues.     Net premiums earned increased by 17.9% to $1,004.3 million in the three months ended June 30, 2004 from $852.0 million in the three months ended June 30, 2003. Contributing to this increase was an 80.9% ($90.5 million) increase in the Bermuda operation, a 68.2% ($59.5 million) increase in the International operation, a 12.2% ($25.2 million) increase in the U.S. Insurance operation and a 3.9% ($12.1 million) increase in the U.S. Reinsurance operation, partially offset by a 25.7% ($35.1 million) decrease in the Specialty Underwriting operation. All of these changes reflect period-to-period changes in net written premiums and business mix, together with normal variability in earning patterns. Business mix changes occur not only as the Company shifts emphasis between products, lines of business, distribution channels and markets, but also as individual contracts renew or non-renew, almost always with changes in coverage, structure, prices and/or terms, and as new contracts are accepted with coverages, structures, prices and/or terms different from those of expiring contracts. As premium reporting, earnings, loss and commission characteristics derive from the provisions of individual contracts, the continuous turnover of individual contracts, arising from both strategic shifts and day to day underwriting, can and does introduce appreciable background variability in various underwriting line items.

Expenses.     Incurred losses and LAE increased by 15.5% to $675.5 million in the three months ended June 30, 2004 from $585.0 million in the three months ended June 30, 2003. The increase in incurred losses and LAE was principally attributable to the increase in net premiums earned, the impact of changes in the Company’s mix of business and reserve adjustments for prior period losses.

The Company’s loss and LAE reserves reflect estimates of ultimate claim liability. Such estimates are reevaluated on an ongoing basis, including re-estimates of prior period reserves, taking into consideration all available information and, in particular, newly reported loss and claim experience. The effect of such reevaluations impacts incurred losses for the current period. The Company notes that its analytical methods and processes operate at multiple levels including individual contracts, groupings of like contracts, classes and lines of business, internal business units, segments, legal entities, and in the aggregate. The complexities of the Company’s businesses and operations require analyses and adjustments, both qualitative and quantitative, at these various levels. Additionally, the attribution of reserves, change in reserves and incurred losses between accident year and underwriting year requires adjustments and allocations, both qualitative and quantitative, at these various levels. All of these processes, methods and practices appropriately balance actuarial science, business expertise and management judgment in a manner intended to assure the accuracy, precision and consistency of the Company’s reserving practices, which are fundamental to the Company’s operation. The Company notes, however, that the underlying reserves remain estimates, which are subject to variation, and that the relative degree of variability is generally least when reserves are considered in the aggregate and generally increases as the focus shifts to more granular data levels.

Net prior period reserve adjustments for the three months ended June 30, 2004 were $62.7 million compared to $31.8 million for the three months ended June 30, 2003.The reserve adjustments for the three months ended June 30, 2004 included asbestos and environmental (“A&E”) adjustments of $48.2 million, and non-A&E adjustments, primarily on casualty business, of $14.5 million. For the three months ended June 30, 2003, there were no reserve adjustments related to A&E and $31.8 million on other lines of business, principally relating to casualty exposures.

The U.S. Reinsurance segment accounted for $25.0 million and $26.8 million of the net prior period reserve adjustments for the three months ended June 30, 2004 and 2003, respectively. Asbestos exposures accounted for $3.0 million for the three months ended June 30, 2004, but otherwise the development in both periods was principally attributable to professional liability and casualty business classes.

The U.S. Insurance segment reflected $6.5 million of net prior period reserve adjustments for the three months ended June 30, 2004 and had no net prior period reserve adjustments for the three months ended June 30, 2003. The June 30, 2004 prior period reserve adjustments were principally due to liability classes relating to accident years 2000 through 2002.

The Specialty Underwriting segment had $11.0 million of favorable prior period reserve adjustments for the three months ended June 30, 2004, principally related to A&H and marine and aviation classes of business. There were no prior period reserve adjustments for the three months ended June 30, 2003.

The International segment had no net prior period reserve adjustments for the three months ended June 30, 2004 and $5.0 million of net prior period reserve adjustments for the three months ended June 30, 2003.

The Bermuda segment reflected $42.2 million of net prior period reserve adjustments for the three months ended June 30, 2004 and had no net prior period reserve adjustments for the three months ended June 30, 2003. The development for the second quarter of 2004 is primarily the result of $45.2 million of asbestos reserve development, with most of this development related to exposures assumed through the September 19, 2000 loss portfolio transfer from Mt. McKinley Insurance Company (“Mt. McKinley”).

Incurred losses and LAE include catastrophe losses, which include the impact of both current period events and favorable and unfavorable development on prior period events, and are net of reinsurance. Individual catastrophe losses are reported net of specific reinsurance, but before recoveries under corporate level reinsurance and potential incurred but not reported (“IBNR”) reserve offsets. A catastrophe is a property event with expected reported losses of at least $5.0 million before corporate level reinsurance and taxes. Catastrophe losses, net of contract specific cessions, were $(1.2) million in the three months ended June 30, 2004, principally due to favorable development of 2003 tornado losses experienced by the Bermuda operation. Catastrophe losses, net of contract specific cessions were $27.9 million in the three months ended June 30, 2003, which related primarily to the tornado and hailstorm events of 2003.

Incurred losses and LAE for the three months ended June 30, 2004 reflected ceded losses and LAE of $41.5 million compared to ceded losses and LAE for the three months ended June 30, 2003 of $69.1 million. The decrease in ceded losses is primarily the result of fluctuations in losses ceded under the specific reinsurance coverages purchased by the U.S. Insurance operation together with the absence in 2004 of cessions under the corporate level aggregate covers.

The segment components of the increase in incurred losses and LAE for the three months ended June 30, 2004 from the three months ended June 30, 2003 were a 136.6% ($96.3 million) increase in the Bermuda operation, a 48.3% ($24.3 million) increase in the International operation and a 14.7% ($21.2 million) increase in the U.S. Insurance operation, all partially offset by a 35.5% ($29.8 million) decrease in the Specialty Underwriting operation and a 9.2% ($21.5 million) decrease in the U.S. Reinsurance operation. These changes reflect variability in premiums earned, changes in the loss expectation assumptions for business written and the net prior period reserve development discussed above. Incurred losses and LAE for each operation were also impacted by variability relating to changes in the mix of business by class and type.

The Company’s loss and LAE ratio (“loss ratio”), which is calculated by dividing incurred losses and LAE by net premiums earned, decreased by 1.4 percentage points to 67.3% in the three months ended June 30, 2004 from 68.7% in the three months ended June 30, 2003, reflecting the impact of the changes in premiums earned and incurred losses and LAE discussed above, as well as changes in business mix.

The following table shows the loss ratios for each of the Company’s operating segments for the three months ended June 30, 2004 and 2003. The loss ratios for all operations were impacted by the factors noted above.

Segment Loss Ratios

Segment	20	04	20	03

U.S. Reinsurance	66.2%		75.7%
U.S. Insurance	72.0%		70.5%
Specialty Underwriting	53.5%		61.6%
International	50.9%		57.8%
Bermuda	82.4%		63.0%

Segment underwriting expenses increased by 6.2% to $239.4 million in the three months ended June 30, 2004 from $225.5 million in the three months ended June 30, 2003. Commission, brokerage, taxes and fees increased by $10.5 million, principally reflecting increases in premium volume and changes in the mix of business. Segment other underwriting expenses increased by $3.4 million as the Company expanded operations to support its increased business volume. Contributing to the segment underwriting expense increases were a 66.1% ($19.1 million) increase in the Bermuda operation and a 59.1% ($14.2 million) increase in the International operation, which were partially offset by a 27.3% ($10.5 million) decrease in the Specialty Underwriting operation, a 15.2% ($7.3 million) decrease in the U.S. Insurance operation and a 1.8% ($1.6 million) decrease in the U.S. Reinsurance operation. The changes for each operation’s expenses principally resulted from changes in commission expenses related to changes in premium volume and business mix by class and type and, in some cases, changes in the use of specific reinsurance, as well as the underwriting performance of the underlying business. The Company’s expense ratio, which is calculated by dividing underwriting expenses by net premiums earned, was 24.2% for the three months ended June 30, 2004 compared to 26.8% for the three months ended June 30, 2003.

The Company’s combined ratio, which is the sum of the loss and expense ratios, decreased by 4.0 percentage points to 91.5% in the three months ended June 30, 2004 compared to 95.5% in the three months ended June 30, 2003.

The following table shows the combined ratios for each of the Company’s operating segments for the three months ended June 30, 2004 and 2003. The combined ratios for all operations were impacted by the loss and expense ratio variability noted above.

Segment Combined Ratios

Segment	20	04	20	03

U.S. Reinsurance	92.3%		103.3%
U.S. Insurance	89.7%		93.9%
Specialty Underwriting	81.1%		89.9%
International	77.0%		85.4%
Bermuda	106.1%		88.8%

Investment Results.     Net investment income increased 33.9% to $136.8 million for the three months ended June 30, 2004 from $102.2 million for the three months ended June 30, 2003, principally reflecting the effects of investing $1,765.5 million of cash flow from operations for the twelve months ended June 30, 2004, as well as $320.0 of net proceeds from the issuance of junior subordinated debt securities in March 2004 and $22.9 million included in the second quarter of 2004 results representing an atypical increase in the carrying value of a limited partnership investment, all partially offset by the effects of the lower interest rate environment.

The following table shows a comparison of various investment yields for the periods indicated:

	20	04	20	03

Imbedded pre-tax yield of cash and invested assets at
June 30, 2004 and 2003	4.6%		5.0%
Imbedded after-tax yield of cash and invested assets at
June 30, 2004 and 2003	3.9%		4.4%
Annualized pre-tax yield on average cash and invested
assets for the three months ended June 30, 2004 and 2003	5.5%		5.4%
Annualized after-tax yield on average cash and invested
assets for the three months ended June 30, 2004 and 2003	4.5%		4.6%

Net realized capital gains were $116.7 million for the three months ended June 30, 2004, reflecting realized capital gains on the Company’s investments of $119.5 million, principally on its interest only strips of mortgaged-backed securities (“interest only strips”), partially offset by $2.8 million of realized capital losses, which included $0.5 million related to the write-downs in the value of securities deemed to be impaired on an other than temporary basis. Net realized capital gains were $1.7 million in the three months ended June 30, 2003, reflecting realized capital gains on the Company’s investments of $5.2 million, partially offset by $3.5 million of realized capital losses.

The Company has two credit default swaps, which it no longer writes, and five specialized equity put options in its product portfolio. These products meet the definition of a derivative under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). Net derivative income from these derivative transactions for the three months ended June 30, 2004 and 2003 were $4.4 million and $1.3 million, respectively, which principally reflects changes in fair value of the specialized equity put options.

Other income for the three months ended June 30, 2004 was $2.0 million compared to other expense of $4.5 million for the three months ended June 30, 2003. The change in other income for the three months ended June 30, 2004 was primarily due to variability in the impact of foreign exchange.

Interest expense for the three months ended June 30, 2004 and 2003 was $19.3 million and $14.3 million, respectively. Interest expense for the three months ended June 30, 2004 included $9.7 million relating to the senior notes, $9.3 million relating to the junior subordinated debt securities and $0.3 million relating to borrowings under the senior revolving credit agreements (“Credit Facility”). Interest expense for the three months ended June 30, 2003 included $9.7 million relating to the senior notes, $4.3 million relating to the junior subordinated debt securities and $0.3 million relating to borrowings under the Credit Facility.

Income Taxes.     The Company’s income tax expense is primarily a function of the statutory tax rates and corresponding net income in the jurisdictions where the Company operates, coupled with the impact from tax preferenced investment income. Variations between years generally reflect changes in the relative levels of pre-tax income between jurisdictions with different tax rates. Additionally, in conjunction with the transfer of the Company’s UK Branch to Bermuda Re, there were various tax issues giving rise to net tax expenses and benefits which in the aggregate served to moderate the variability between years. The Company recognized income tax expense of $62.1 million in the three months ended June 30, 2004 compared to $15.5 million in the three months ended June 30, 2003. The increase in taxes generally reflects the impact of improved underwriting results, additional taxable net investment income and taxable realized capital gains.

Net Income.     Net income was $264.0 million for the three months ended June 30, 2004 compared to net income of $109.6 million for the three months ended June 30, 2003, reflecting improved underwriting and investment income results and realized capital gains, partially offset by increased income taxes.

Six Months Ended June 30, 2004 compared to Six Months Ended June 30, 2003

Premiums.     Gross written premiums increased 11.6% to $2,310.5 million in the six months ended June 30, 2004 from $2,070.6 million in the six months ended June 30, 2003, as the Company took advantage of the generally attractive rates, terms and conditions available in its markets, including selected growth opportunities, while continuing to maintain a disciplined underwriting approach.

Premium growth areas included a 64.0% ($119.5 million) increase in the International operations, primarily due to an $83.0 million increase in international business written through the Miami and New Jersey offices representing primarily Latin American business, a $19.3 million increase in Asian business and a $17.1 million increase in Canadian business. The Bermuda operation grew 41.6% ($125.8 million), reflecting an emphasis on traditional business classes in Bermuda and the UK and particularly attractive market conditions in Europe. The U.S. Insurance operation grew 13.4% ($78.5 million), principally as a result of a $112.7 million increase in program business other than workers’ compensation, partially offset by a $34.1 million decrease in workers’ compensation business.. The U.S. Reinsurance operation decreased 5.3% ($38.8 million), principally relating to a $42.9 million decrease in facultative business and a $38.5 decrease in treaty property business, partially offset by a $47.8 million increase in treaty casualty business. The Specialty Underwriting operation decreased 16.7% ($45.1 million), resulting primarily from a $50.3 million decrease in A&H business, partially offset by an increase in surety business of $4.7 million.

Ceded premiums decreased to $81.7 million for the six months ended June 30, 2004 from $130.2 million for the six months ended June 30, 2003. Ceded premiums relate primarily to specific reinsurance purchased by the U.S. Insurance operation, and for 2003, this same factor together with adjustment premiums relating to loss cessions made to the Company’s corporate level aggregate reinsurance coverages.

Net written premiums increased by 14.9% to $2,228.8 million for the six months ended June 30, 2004 from $1,940.4 million for the six months ended June 30, 2003, reflecting the increase in gross written premiums, combined with the decrease in ceded premiums.

Premium Revenues.     Net premiums earned increased by 29.0% to $2,059.3 million in the six months ended June 30, 2004 from $1,596.9 million in the six months ended June 30, 2003. Contributing to this increase was a 97.6% ($205.4 million) increase in the Bermuda operation, a 75.7% ($124.6 million) increase in the International operation, a 19.8% ($113.3 million) increase in the U.S. Reinsurance operation and a 15.6% ($60.7 million) increase in the U.S. Insurance operation, partially offset by a 15.9% ($41.5 million) decrease in the Specialty Underwriting operation. All of these changes reflect period-to-period changes in net written premiums and business mix, together with normal variability in earning patterns. Business mix changes occur not only as the Company shifts emphasis between products, lines of business, distribution channels and markets, but also as individual contracts renew or non-renew, almost always with changes in coverage, structure, prices and/or terms, and as new contracts are accepted with coverages, structures, prices and/or terms different from those of expiring contracts. As premium reporting, earnings, loss and commission characteristics derive from the provisions of individual contracts, the continuous turnover of individual contracts, arising from both strategic shifts and day to day underwriting, can and does introduce appreciable background variability in various underwriting line items.

Expenses.     Incurred losses and LAE increased by 26.3% to $1,387.0 million in the six months ended June 30, 2004 from $1,098.5 million in the six months ended June 30, 2003. The increase in incurred losses and LAE was principally attributable to the increase in net premiums earned, the impact of changes in the Company’s mix of business and reserve adjustments for prior period losses.

The Company’s loss and LAE reserves reflect estimates of ultimate claim liability. Such estimates are reevaluated on an ongoing basis, including re-estimates of prior period reserves, taking into consideration all available information and, in particular, newly reported loss and claim experience. The effect of such reevaluations impacts incurred losses for the current period. The Company notes that its analytical methods and processes operate at multiple levels including individual contracts, groupings of like contracts, classes and lines of business, internal business units, segments, legal entities, and in the aggregate. The complexities of the Company’s business and operations require analyses and adjustments, both qualitative and quantitative, at these various levels. Additionally, the attribution of reserves, change in reserves and incurred losses between accident year and underwriting year requires adjustments and allocations, both qualitative and quantitative, at these various levels. All of these processes, methods and practices appropriately balance actuarial science, business expertise and management judgment in a manner intended to assure the accuracy, precision and consistency of the Company’s reserving practices, which are fundamental to the Company’s operation. The Company notes however, that the underlying reserves remain estimates, which are subject to variation, and that the relative degree of variability is generally least when reserves are considered in the aggregate and generally increases as the focus shifts to more granular data levels.

Net prior period reserve adjustments for the six months ended June 30, 2004 were $108.6 million compared to $70.6 million for the six months ended June 30, 2003. The reserve adjustments for the six months ended June 30, 2004 included A&E adjustments of $111.4 million, and non-A&E adjustments, primarily on specialty classes of $2.8 million of net favorable loss development. For the six months ended June 30, 2003, reserve adjustments included $11.4 million related to A&E and $59.3 million on other lines of business with principally all of the non-A&E adjustments relating to casualty reinsurance and insurance.

The U.S. Reinsurance segment accounted for $38.0 million and $47.7 million of the net prior period reserve adjustments for the six months ended June 30, 2004 and 2003, respectively. Asbestos exposures accounted for $7.2 million and $8.5 million for the six months ended June 31, 2004 and 2003, respectively, with the remainder principally attributable to professional liability and casualty business classes.

The U.S. Insurance segment reflected $18.1 million of net prior period reserve adjustments for the six months ended June 30, 2004 and had no net prior period reserve adjustments for the six months ended June 30, 2003. The June 30, 2004 prior period reserve adjustments were principally due to casualty classes relating to accident years 2000 through 2002.

The Specialty Underwriting segment had $11.0 million of favorable prior period reserve adjustments for the six months ended June 30, 2004, principally related to A&H and marine and aviation, and had unfavorable prior period reserve adjustments of $15.0 million for the six months ended June 30, 2003, principally related to the surety line of business.

The International segment had no net prior period reserve adjustments for the six months ended June 30, 2004 and $5.0 million of net prior period reserve adjustments for the six months ended June 30, 2003.

The Bermuda segment reflected $63.5 million of net prior period reserve adjustments for the six months ended June 30, 2004 and $2.9 million of net prior reserve adjustments for the six months ended June 30, 2003. The development in the six months ended June 30, 2004 is the result of $104.2 million of asbestos reserve development partially offset by $40.7 million of net favorable development on other pre-1995 exposures. The $2.9 million development for 2003 was also related to the asbestos exposures. All of the development related to asbestos exposures were assumed through the September 19, 2000 loss portfolio transfer from Mt. McKinley.

Incurred losses and LAE include catastrophe losses, which include the impact of both current period events and favorable and unfavorable development on prior period events, and are net of reinsurance. Individual catastrophe losses are reported net of specific reinsurance, but before recoveries under corporate level reinsurance and potential IBNR reserve offsets. A catastrophe is a property event with expected reported losses of at least $5.0 million before corporate level reinsurance and taxes. Catastrophe losses, net of contract specific cessions, were $12.1 million in the six months ended June 30, 2004, relating principally to two industrial risk losses experienced by the Bermuda operation, compared to $27.9 million in the six months ended June 30, 2003 relating principally to the May 2003 tornado and hailstorm events.

Incurred losses and LAE for the six months ended June 30, 2004 reflected ceded losses and LAE of $82.0 million compared to ceded losses and LAE for the six months ended June 30, 2003 of $79.4 million. The increase in ceded losses is primarily the result of fluctuations in losses ceded under the specific reinsurance coverages purchased by the U.S. Insurance operation together with the absence in 2004 of cessions under the corporate level aggregate covers.

The segment components of the increase in incurred losses and LAE for the six months ended June 30, 2004 from the six months ended June 30, 2003 were an 136.3% ($186.0 million) increase in the Bermuda operation, a 60.4% ($55.3 million) increase in the International operation, an 18.4% ($50.7 million) increase in the U.S. Insurance operation and a 12.4% ($51.3 million) increase in the U.S. Reinsurance operation, all partially offset by a 29.9% ($54.7 million) decrease in the Specialty Underwriting operation. These changes reflect variability in premiums earned, changes in the loss expectation assumptions for business written and the net prior period reserve development discussed above. Incurred losses and LAE for each operation were also impacted by variability relating to changes in the mix of business by class and type.

The Company’s loss ratio, which is calculated by dividing incurred losses and LAE by net premiums earned, decreased by 1.4 percentage points to 67.4% in the six months ended June 30, 2004 from 68.8% in the six months ended June 30, 2003, reflecting the impact of the changes in premiums earned and incurred losses and LAE discussed above, as well as changes in business mix.

The following table shows the loss ratios for each of the Company’s operating segments for the six months ended June 30, 2004 and 2003. The loss ratios for all operations were impacted by the factors noted above.

Segment Loss Ratios

Segment	20	04	20	03

U.S. Reinsurance	67.7%		72.1%
U.S. Insurance	72.4%		70.7%
Specialty Underwriting	58.4%		70.1%
International	50.8%		55.6%
Bermuda	77.5%		64.8%

Segment underwriting expenses increased by 19.6% to $486.1 million in the six months ended June 30, 2004 from $406.6 million in the six months ended June 30, 2003. Commission, brokerage, taxes and fees increased by $70.5 million, principally reflecting increases in premium volume and changes in the mix of business. Segment other underwriting expenses increased by $9.0 million as the Company expanded operations to support its increased business volume. Contributing to the segment underwriting expense increases were an 88.2% ($41.8 million) increase in the Bermuda operation, a 74.3% ($30.1 million) increase in the International operation and a 24.1% ($36.5 million) increase in the U.S. Reinsurance operation, which were all partially offset by a 19.4% ($17.9 million) decrease in the U.S. Insurance operation and a 14.7% ($11.0 million) decrease in the Specialty Underwriting operation. The changes for each operation’s expenses principally resulted from changes in commission expenses related to changes in premium volume and business mix by class and type and, in some cases, changes in the use of specific reinsurance, as well as the underwriting performance of the underlying business. The Company’s expense ratio, which is calculated by dividing underwriting expenses by net premiums earned, was 23.7% for the six months ended June 30, 2004 compared to 25.7% for the six months ended June 30, 2003.

The Company’s combined ratio, which is the sum of the loss and expense ratios, decreased by 3.4 percentage points to 91.1% for the six months ended June 30, 2004 compared to 94.5% in the six months ended June 30, 2003.

The following table shows the combined ratios for each of the Company’s operating segments for the six months ended June 30, 2004 and 2003. The combined ratios for all operations were impacted by the loss and expense ratio variability noted above.

Segment Combined Ratios

Segment	20	04	20	03

U.S. Reinsurance	95.1%		98.6%
U.S. Insurance	89.0%		94.4%
Specialty Underwriting	87.6%		98.9%
International	75.2%		80.2%
Bermuda	99.0%		87.3%

Investment Results. Net investment income increased 21.5% to $237.7 million for the six months ended June 30, 2004 from $195.7 million for the six months ended June 31, 2003, principally reflecting the effects of investing $1,765.5 million of cash flow from operations for the twelve months ended June 30, 2004, as well as $320.0 of net proceeds from the issuance of junior subordinated debt securities in March 2004 and $22.9 million included in the second quarter of 2004 results representing an atypical increase in the carrying value of a limited partnership investment, all partially offset by the effects of the lower interest rate environment.

The following table shows a comparison of various investment yields for the periods indicated:

	20	04	20	03

Imbedded pre-tax yield of cash and invested assets at
June 30, 2004 and December 31, 2003	4.6%		4.8%
Imbedded after-tax yield of cash and invested assets at
June 30, 2004 and December 31, 2003	3.9%		4.1%
Annualized pre-tax yield on average cash and invested
assets for the six months ended June 30, 2004 and 2003	5.0%		5.3%
Annualized after-tax yield on average cash and invested
assets for the six months ended June 30, 2004 and 2003	4.2%		4.5%

Net realized capital gains were $81.8 million for the six months ended June 30, 2004, reflecting realized capital gains on the Company’s investments of $149.9 million including $118.1 million on the sale of interest only strip investments, partially offset by $68.2 million of realized capital losses, which included $65.0 million related to the write-downs in the value of interest only strips deemed to be impaired on an other than temporary basis in accordance with EITF 99-20, prior to liquidation of the interest only strip portfolio. Net realized capital losses were $11.5 million in the six months ended June 30, 2003, reflecting realized capital losses on the Company’s investments of $31.4 million, which included $21.2 million relating to write-downs in the value of securities deemed to be impaired on an other than temporary basis, partially offset by $20.0 million of realized capital gains.

The Company has two credit default swaps, which it no longer writes, and five specialized equity put options in its product portfolio. These products meet the definition of a derivative under FAS 133. Net derivative income from these derivative transactions for the six months ended June 30, 2004 was $0.6 million and net derivative expense from these derivative transactions for the six months ended June 30, 2003 was $1.4 million, which principally reflect changes in fair value of the specialized equity put options.

Other income for the six months ended June 30, 2004 was $3.4 million compared to other expense of $5.6 million for the six months ended June 30, 2003. The change in other income for the six months ended June 30, 2004 was primarily due to variability in the impact of foreign exchange.

Interest expense for the six months ended June 30, 2004 and 2003 was $33.8 million and $28.7 million, respectively. Interest expense for the six months ended June 30, 2004 included $19.5 million relating to the senior notes, $13.7 million relating to the junior subordinated debt securities and $0.7 million relating to borrowings under the Credit Facility. Interest expense for the six months ended June 30, 2003 included $19.5 million relating to the senior notes, $8.5 million relating to the junior subordinated debt securities and $0.7 million relating to borrowings under the Credit Facility.

Income Taxes.     The Company’s income tax expense is primarily a function of the statutory tax rates and corresponding net income in the jurisdictions where the Company operates, coupled with the impact from tax preferenced investment income. Variations between years generally reflect changes in the relative levels of pre-tax income between jurisdictions with different tax rates. Additionally, in conjunction with the transfer of the Company’s UK Branch to Bermuda Re, there were various tax issues giving rise to net tax expenses and benefits which in the aggregate served to moderate the variability between years. The Company recognized income tax expense of $82.3 million in the six months ended June 30, 2004 compared to $32.0 million in the six months ended June 30, 2003. The increase in taxes generally reflects the impact of improved underwriting results, additional taxable net investment income and taxable realized capital gains.

Net Income. Net income was $390.1 million for the six months ended June 30, 2004 compared to net income of $203.9 million for the six months ended June 30, 2003, reflecting improved underwriting, investment income and realized capital gains results, partially offset by increased income taxes.

FINANCIAL CONDITION

Cash and Invested Assets.     Aggregate invested assets, including cash and short-term investments, were $10,245.7 million at June 30, 2004 and $9,321.3 million at December 31, 2003. This increase in cash and invested assets resulted primarily from $792.5 million in cash flows from operations, $320.0 million from net proceeds of the issuance of junior subordinated debt securities and $81.8 million of realized capital gains, partially offset by $265.1 million in net pre-tax unrealized depreciation of the Company’s investments reflecting primarily the recent rise in interest rates. Gross pre-tax unrealized appreciation and depreciation across the Company’s investment portfolio were $262.7 million and $150.1 million, respectively, at June 30, 2004 compared to gross pre-tax unrealized appreciation and depreciation at December 31, 2003 of $421.4 million and $43.7 million, respectively.

The Company’s current investment strategy generally seeks to maximize after-tax income through a high quality, diversified, taxable and tax-preferenced fixed maturity portfolio, while maintaining an adequate level of liquidity. The Company’s mix of taxable and tax-preferenced investments is adjusted continuously, consistent with the Company’s current and projected operating results, market conditions and the Company’s tax position. The fixed maturities in the investment portfolio are comprised of available for sale securities. Additionally, the Company invests in equity securities which it believes will enhance the risk-adjusted total return of the investment portfolio.

Commencing with the second quarter of 2003 and through the second quarter of 2004, the Company had investments in interest only strips. These fixed maturity securities give the holder the right to receive interest payments at a stated coupon rate on an underlying pool of mortgages. The interest payments on the outstanding mortgages are guaranteed by entities generally rated AAA. The ultimate cash flow from these investments is primarily dependent upon the average life of the mortgage pool. Generally, as market interest rates and, more specifically, market mortgage rates decline, mortgagees tend to refinance which will decrease the average life of a mortgage pool and decrease expected cash flows. Conversely, as market interest rates and, more specifically, market mortgage rates rise, repayments will slow and the ultimate cash flows will tend to rise. Accordingly, the market value of these investments tends to increase as general interest rates rise and decline as general interest rates fall. These movements are generally counter to the impact of interest rate movements on the Company’s other fixed income investments. The Company liquidated its interest only strip investment portfolio in the second quarter of 2004.

The tables below briefly summarize the characteristics of the investment portfolio for the periods indicated:

	As of	As of
	June 30, 2004	December 31, 2003

Fixed maturities	86.0%	93.6%
Equity securities	3.7%	1.7%
Short-term investments	8.1%	1.6%
Other invested assets	1.2%	1.1%
Cash	1.0%	2.0%

Total investments and cash	100.0%	100.0%

	As of	As of
	June 30, 2004	December 31, 2003

Fixed income portfolio duration	5.4 years	4.2 years
Fixed income composite credit quality	Aa2	Aa2
Imbedded end of period yield, pre-tax	4.6%	4.8%
Imbedded end of period yield, after-tax	3.9%	4.1%

The increase in short-term investments is due principally to temporary increases in target liquidity levels due to the current interest rate environment. The increase in equity securities reflects a reweighting of the Company’s target asset mix.

The Company, because of its income orientation, generally considers total return, the combination of income yield and capital appreciation/depreciation, to be less relevant as a measure of performance than may be the case for investment portfolios managed with alternative strategies.

The following table provides a comparison of the Company’s total return by asset class to broadly accepted industry benchmarks.

	Quarter Ended	Year Ended
	June 30, 2004	December 31, 2003

Fixed income portfolio total return	0.4%	6.2%
Lehman bond aggregate	0.2%	4.1%
Common equity portfolio total return	5.1%	17.0%
S & P 500	3.4%	28.7%

Loss and LAE Reserves.     Gross loss and LAE reserves totaled $6,974.6 million at June 30, 2004 and $6,361.2 million at December 31, 2003. The increase during the six months ended June 30, 2004 is primarily attributable to increased premiums earned, net prior period reserve adjustments in select areas and normal variability in claim settlements.

Reinsurance receivables totaled $1,280.3 million at June 30, 2004 and $1,284.1 million at December 31, 2003. At June 30, 2004, $480.7 million, or 37.5% was receivable from subsidiaries of London Reinsurance Group (London Life). These receivables are effectively secured by a combination of letters of credit and funds held arrangements under which the Company has retained the premium payments due the retrocessionaire, recognized liabilities for such amounts and reduced such liabilities as payments are due from the retrocessionaire. In addition, $160.0 million, or 12.5% was receivable from Prudential Property and Casualty Insurance Company of Indiana (“Prupac”), whose obligations are guaranteed by The Prudential Insurance Company of America (“The Prudential”), $130.4 million, or 10.2% was receivable from Transatlantic Reinsurance Company, and $100.0 million, or 7.8% was receivable from Continental Insurance Company, which is partially secured by funds held arrangements. No other retrocessionaire accounted for more than 5% of the Company’s receivables.

Loss and LAE reserves net of reinsurance recoverables (“net loss and LAE reserves”) totaled $5,725.0 million at June 30, 2004 and $5,100.1 million at December 31, 2003. The following table summarizes net outstanding loss and LAE reserves by segment and A&E reserves, which are managed on a combined basis, for the periods indicated.

	As of	As of
(Dollars in millions)	June 30, 2004	December 31, 2003

Net Reserves By Segment

U.S. Reinsurance	$2,429.7	$2,250.1
U.S. Insurance	955.3	806.7
Specialty Underwriting	289.9	280.6
International	482.1	437.0
Bermuda	969.5	791.3

Total Net Segment Reserves	5,126.5	4,565.7
A&E (All Segments)	598.5	534.4

Total Net Reserves	$5,725.0	$5,100.1

The increases by segment generally reflect increases in earned premium, changes in business mix and the impact of reserve recalculations together with claim settlement activity. The increases for A&E reflect the impact of reserve re-evaluations and claim settlement activity.

The Company’s loss and LAE reserves reflect estimates of ultimate claim liability. Such estimates are reevaluated on an ongoing basis, including re-estimates of prior period reserves, taking into consideration all available information and, in particular, newly reported loss and claim experience. The effect of such reevaluations impacts incurred losses for the current period. The Company notes that its analytical methods and processes operate at multiple levels including individual contracts, groupings of like contracts, classes and lines of business, internal business units, segments, legal entities, and in the aggregate. The complexities of the Company’s business and operations require analyses and adjustments, both qualitative and quantitative, at these various levels. Additionally, the attribution of reserves, change in reserves and incurred losses between accident year and underwriting year requires adjustments and allocations, both qualitative and quantitative, at these various levels. All of these processes, methods and practices appropriately balance actuarial science, business expertise and management judgment in a manner intended to assure the accuracy, precision and consistency of the Company’s reserving practices, which are fundamental to the Company’s operation. The Company notes however, that the underlying reserves remain estimates, which are subject to variation, and that the relative degree of variability is generally least when reserves are considered in the aggregate and generally increases as the focus shifts to more granular data levels.

There can be no assurance that reserves for, and losses from, claim obligations will not increase in the future. However, management believes that the Company’s existing reserves and reserving methodologies lessen the probability that any such increase would have a material adverse effect on the Company’s financial condition, results of operations or cash flows. In this context, the Company notes that over the past 10 years, its past calendar year operations have been affected variably by effects from prior period reserve re-estimates, with such effects ranging from a favorable $35.4 million, representing 1.2% of the net prior period reserves for the year in which the adjustment was made, to an unfavorable $(256.9) million, representing 6.6% of the net prior period reserves for the year in which the adjustment was made. The Company’s Annual Report on Form 10-K for the year ended December 31, 2003 discusses the Company’s past experience more fully in Part I, Item 1, “Changes in Historical Reserves”.

Asbestos and Environmental Reserves.     The Company continues to receive claims under expired contracts, both insurance and reinsurance, asserting alleged injuries and/or damages relating to or resulting from environmental pollution and hazardous substances, including asbestos. The Company’s asbestos claims typically involve potential liability for bodily injury from exposure to asbestos or for property damage resulting from asbestos or products containing asbestos. The Company’s environmental claims typically involve potential liability for (a) the mitigation or remediation of environmental contamination or (b) bodily injury or property damages caused by the release of hazardous substances into the land, air or water.

The Company’s reserves include an estimate of the Company’s ultimate liability for A&E claims. This estimate is made based on judgmental assessment of the underlying exposures as the result of (1) long and variable reporting delays, both from insureds to insurance companies and from ceding companies to reinsurers; (2) historical data, which is more limited and variable on A&E losses than historical information on other types of casualty claims; and (3) unique aspects of A&E exposures for which ultimate value cannot be estimated using traditional reserving techniques. There are significant uncertainties in estimating the amount of the Company’s potential losses from A&E claims. Among the uncertainties are: (a) potentially long waiting periods between exposure and manifestation of any bodily injury or property damage; (b) difficulty in identifying sources of asbestos or environmental contamination; (c) difficulty in properly allocating responsibility and/or liability for asbestos or environmental damage; (d) changes in underlying laws and judicial interpretation of those laws; (e) the potential for an asbestos or environmental claim to involve many insurance providers over many policy periods; (f) questions concerning interpretation and application of insurance and reinsurance coverage; and (g) uncertainty regarding the number and identity of insureds with potential asbestos or environmental exposure.

With respect to asbestos claims in particular, several additional factors have emerged in recent years that further compound the difficulty in estimating the Company’s liability. These developments include: (a) continued growth in the number of claims filed, in part reflecting a much more aggressive plaintiff bar and including claims against defendants formerly regarded as “peripheral”; (b) a disproportionate percentage of claims filed by individuals with no functional injury, which should have little to no financial value but that have increasingly been considered in jury verdicts and settlements; (c) the growth in the number and significance of bankruptcy filings by companies as a result of asbestos claims (including, more recently, bankruptcy filings in which companies attempt to resolve their asbestos liabilities in a manner that is prejudicial to insurers and forecloses insurers from the negotiation of bankruptcy plans); (d) the concentration of claims in a small number of states that favor plaintiffs; (e) the growth in the number of claims that might impact the general liability portion of insurance policies rather than the product liability portion; (g) measures adopted by specific courts to ameliorate the worst procedural abuses; (h) an increase in settlement values being paid to asbestos claimants, especially those with cancer or functional impairment; (i) legislation in some states to address asbestos litigation issues; and (j) the potential that other states or the U.S. Congress may adopt legislation on asbestos litigation.

Management believes that these uncertainties and factors continue to render reserves for A&E and particularly asbestos losses significantly less subject to traditional actuarial analysis than reserves for other types of losses. Given these uncertainties, management believes that no meaningful range for such ultimate losses can be established. The Company establishes reserves to the extent that, in the judgment of management, the facts and prevailing law reflect an exposure for the Company or its ceding companies.

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

With respect to Mt. McKinley, where the Company has a direct relationship with policyholders, the Company’s aggressive litigation posture and the uncertainties inherent in the asbestos coverage and bankruptcy litigation have provided an opportunity to actively engage in settlement negotiations with those policyholders who have potentially significant asbestos liabilities. Those discussions are oriented towards achieving reasonable negotiated settlements that limit Mt. McKinley’s liability to a given policyholder to a sum certain. Thus far in 2004, the Company has concluded such settlements or reached agreement in principle with several of its high profile policyholders. The Company has currently identified 21 policyholders based on their past or potential future liabilities and its settlement efforts are generally directed at such policyholders, in part because their exposures have developed to the point where both the policyholder and the Company have sufficient information to be motivated to settle. The Company believes that this active approach will ultimately result in a more cost-effective liquidation of Mt. McKinley’s liabilities than a passive approach, although it may also introduce additional variability in Mt. McKinley’s losses and cash flows as reserves are adjusted to reflect the development of negotiations and, ultimately, potentially accelerated cash settlements.

There is less potential for similar settlements with respect to the Company’s reinsurance asbestos claims. Ceding companies, with their direct obligation to insureds and responsibility to settle claims, may not be as consistently aggressive in obtaining claim settlement information and conveying this information to reinsurers, which can introduce significant and perhaps inappropriate delays in the reporting of asbestos claims/exposures to reinsurers. These delays not only extend the timing of reinsurance claim settlements, but also restrict the information available to estimate the reinsurers' ultimate exposure.

Due to the uncertainties discussed above, the ultimate losses attributable to A&E and particularly asbestos may be subject to more variability than are non-A&E reserves and such variation could have a material adverse effect on the Company’s financial condition, results of operations and/or cash flows.

The following table shows the development of prior year A&E reserves on both a gross and net of retrocessional basis for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2004	2003	2004	2003

Gross basis:
Beginning of period reserves	$805,849	$666,960	$765,257	$667,922
Incurred losses	53,300	--	119,300	17,673
Paid losses	(29,250)	(20,801)	(54,658)	(39,436)

End of period reserves	$829,899	$646,159	$829,899	$646,159

Net basis:
Beginning of period reserves	$575,184	$521,464	$534,369	$527,462
Incurred losses	48,196	--	111,394	11,360
Paid losses	(24,848)	(18,244)	(47,231)	(35,602)

End of period reserves	$598,532	$503,220	$598,532	$503,220

At June 30, 2004, the gross reserves for A&E losses were comprised of $142.0 million representing case reserves reported by ceding companies, $125.9 million representing additional case reserves established by the Company on assumed reinsurance claims, $337.0 million representing case reserves established by the Company on direct excess insurance claims, including Mt. McKinley, and $225.0 million representing IBNR reserves.

Industry analysts have developed a measurement, known as the survival ratio, to compare the A&E reserves among companies with such liabilities. The survival ratio is typically calculated by dividing a company’s current net reserves by the three year average of paid losses, and therefore measures the number of years that it would take to exhaust the current reserves based on historical payment patterns. Using this measurement, the Company’s net three year A&E survival ratio was 9.2 years at June 30, 2004. Adjusting for the effect of the reinsurance ceded under the reinsurance agreement with Prupac, this ratio rises to the equivalent of 11.6 years at June 30, 2004. The cession of $160.0 million to the stop loss reinsurance provided by Prupac in connection with the acquisition of Mt. McKinley results in unpaid proceeds that are not reflected in past net payments and effectively extend the funding available for future net payments. Because the survival ratio was developed as a comparative measure of reserve strength and not of absolute reserve adequacy, the Company considers, but does not rely on, the survival ratio when evaluating its reserves. In particular, the Company notes that loss payout variability, which can be material, due in part to the Company’s orientation to negotiated settlements, particularly on its Mt. McKinley exposures, significantly impairs the credibility/utility of this measure as an analytical tool.

The Company’s net three year survival ratio on its asbestos exposures only was 10.7 years for the period ended June 30, 2004. This three year survival ratio, when adjusted for the effect of the reinsurance ceded under the stop loss cover from Prupac, was 14.2 years and, when adjusted for coverage in place and structured settlements, which are either fully funded by reserves or subject to financial terms that substantially limit the potential variability in the liability, and the stop loss protection from Prupac, was 25.6 years.

Shareholders’ Equity.     The Company’s shareholders’ equity increased to $3,364.8 million as of June 30, 2004 from $3,164.9 million as of December 31, 2003, principally reflecting net income of $390.1 million for the six months ended June 30, 2004, partially offset by a decrease of $195.7 million of net after-tax unrealized appreciation on the Company’s investments, a $3.9 million increase in net after-tax currency translation adjustments and $11.2 million of shareholder dividends.

LIQUIDITY AND CAPITAL RESOURCES

Capital.     The Company’s business operations are in part dependent on the Company’s financial strength, and the market’s perception thereof, as measured by shareholders’ equity, which was $3,364.8 million and $3,164.9 million at June 30, 2004 and December 31, 2003, respectively. The Company has flexibility with respect to capitalization as the result of its perceived financial strength, including its financial strength ratings as assigned by independent rating agencies, and its access to the debt and equity markets. The Company continuously monitors its capital and financial position, as well as investment and security market conditions, both in general and with respect to the Company’s securities, and responds accordingly. The Company notes that it has repurchased no shares in 2004 or 2003, but does, at June 30, 2004 have 1.73 million shares remaining under its existing repurchase authorization.

The Company has a shelf registration statement on Form S-3 on file with the Securities and Exchange Commission (“SEC”), which was declared effective by the SEC on December 22, 2003 that provides for the issuance of up to $975 million of securities. Generally, under this shelf registration statement, Group is authorized to issue common shares, preferred shares, debt securities, warrants and hybrid securities, Holdings is authorized to issue debt securities and Everest Re Capital Trust II (“Capital Trust II”) and Everest Re Capital Trust III (“Capital Trust III”) are authorized to issue trust preferred securities. The following securities have been issued pursuant to that registration statement.

o	On March 29, 2004, Capital Trust II, an unconsolidated affiliate, issued trust preferred securities resulting in a takedown from the shelf registration statement of $320 million, leaving a remaining balance on the registration statement of $655 million. In conjunction with the issuance of Capital Trust II’s trust preferred securities, Holdings issued $329.9 million of 6.20% junior subordinated debt securities due March 29, 2034 to Capital Trust II. Part of the proceeds from the junior subordinated debt securities issuance was used for capital contributions to Holdings’ operating subsidiaries.

On July 30, 2002, the Company filed a shelf registration statement on Form S-3 with the SEC providing for the issuance of up to $475.0 million of securities. Generally, under this shelf registration statement, Group was authorized to issue common shares, preferred shares, debt securities, warrants and hybrid securities, Holdings was authorized to issue debt securities and Everest Re Capital Trust (“Capital Trust”) was authorized to issue trust preferred securities. This shelf registration statement became effective on September 26, 2002. The following securities were issued pursuant to that registration statement.

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

The Company’s liquidity requirements are met on both a short and long-term basis by funds provided by premiums collected, investment income, collected reinsurance receivable balances and the sale and maturity of investments, together with the availability of funds under the Company’s Credit Facility. The Company’s net cash flows from operating activities were $792.5 million and $680.9 million for the six months ended June 30, 2004 and 2003, respectively. The Company’s net cash flows from operations increased primarily due to the growth in business coupled with favorable underwriting results. Additionally, these cash flows included net tax payments of $56.2 million and $45.9 million for the six months ended June 30, 2004 and 2003, respectively; catastrophe loss payments of $14.5 million and $51.0 million in the six months ended June 30, 2004 and 2003, respectively; and a $46.8 million payment on a terminated annuity reinsurance arrangement for the six months ended June 30, 2004.

Management believes that the Company’s net cash flows from operating activities are generally consistent with its expectations, given the Company’s increase in premium volume and investment portfolio. Premiums are generally collected over the policy period, which is typically one year. However, claims related to the policies will be paid out over numerous years. This is particularly true for casualty business. Future cash flow increases may be mitigated due to diminished market conditions during 2004 resulting from increased competition.

In addition to its net cash flows from operating activities, the Company’s investment portfolio, through normal portfolio activities, provides substantial additional liquidity. Proceeds from sales, calls and maturities, as contrasted with cost of investment assets acquired, were $1,510.9 million and $2,718.1 million, respectively, for the six months ended June 30, 2004, compared to $1,078.2 million and $2,153.5 million, respectively, for the six months ended June 30, 2003.

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

The Credit Facility requires Holdings to maintain a debt to capital ratio of not greater than 0.35 to 1 and a minimum interest coverage ratio of 2.5 to 1 and requires Everest Re to maintain its statutory surplus at $1.0 billion plus 25% of aggregate net income and capital contributions earned or received after January 1, 2003. As of June 30, 2004, the Company was in compliance with these covenants.

During the six months ended June 30, 2004, Holdings made no payments on and had no additional borrowings under the Credit Facility. As of June 30, 2004 and 2003, Holdings had outstanding Credit Facility borrowings of $70.0 million. Interest expense incurred in connection with these borrowings was $0.7 million for each of the six months ended June 30, 2004 and 2003.

The Company has arrangements available for the issuance of letters of credit, which letters are generally collateralized by the Company’s cash or investments and which are generally used to collateralize reinsurance assumed by Bermuda Re from jurisdictions where collateralization is generally required for the ceding company to receive credit for such reinsurance recoverables from its principal regulator. Bermuda Re and Everest International Reinsurance, Ltd. also used trust arrangements to provide collateralization to ceding companies, including affiliates. The Company generally avoids providing collateral except where required for ceding companies to receive credit from their regulators. At June 30, 2004, $250.9 million of letters of credit were issued and outstanding under these arrangements and substantially all were related to Bermuda Re. Furthermore, at June 30, 2004, $187.3 million of assets were deposited in trust accounts, primarily on behalf of Bermuda Re, as security for reinsurance recoverables of certain non-affiliated ceding companies.

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

The overall investment strategy considers the scope of present and anticipated Company operations. In particular, estimates of the financial impact resulting from non-investment asset and liability transactions, together with the Company’s capital structure and other factors, are used to develop a net liability analysis. This analysis includes estimated payout characteristics for which the investments of the Company provide liquidity. This analysis is considered in the development of specific investment strategies for asset allocation, duration and credit quality. The change in overall market sensitive risk exposure principally reflects the asset changes that took place during the period.

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

Interest rate risk is the potential change in value of the fixed maturity portfolio, including short-term investments, due to change in market interest rates. In a declining interest rate environment, it includes prepayment risk on the $1,204.2 million of mortgage-backed securities in the $8,808.3 million fixed maturity portfolio. Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The table below displays the potential impact of market value fluctuations and after-tax unrealized appreciation on the fixed maturity portfolio as of June 30, 2004 based on parallel 200 basis point shifts in interest rates up and down in 100 basis point increments. For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually. To generate appropriate price estimates on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account. For legal entities with a non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios. All amounts are in U.S. dollars and are presented in millions.

As of June 30, 2004
Interest Rate Shift in Basis Points

	-200	-100	0	100	200

Total Market Value	$10,806.5	$10,224.2	$9,640.0	$9,072.2	$8,546.1
Market Value Change from Base (%)	12.1%	6.1%	0.0%	-5.9%	-11.3%
Change in Unrealized Appreciation
After-tax from Base ($)	$856.4	$428.3	$--	$(416.5)	$(803.9)

Foreign currency rate risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates. Each of the Company’s foreign operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines. Generally, the Company prefers to maintain the capital of its foreign operations in U.S. dollar assets, although this varies by regulatory jurisdiction in accordance with market needs. Each foreign operation may conduct business in its local currency, as well as the currency of other countries in which it operates. The primary foreign currency exposures for these foreign operations are the Canadian Dollar, the British Pound Sterling and the Euro. The Company mitigates foreign exchange exposure by a general matching of the currency and duration of its assets to its corresponding operating liabilities. In accordance with Financial Accounting Standards Board Statement No. 52, the Company translates the assets, liabilities and income of non-U.S. dollar functional currency legal entities to the U.S. dollar. This translation amount is reported as a component of other comprehensive income. As of June 30, 2004, there has been no material change in exposure to foreign exchange rates as compared to December 31, 2003.

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

As of June 30, 2004
Change in Equity Values in Percent

	-20%	-10%	0%	10%	20%

Market Value of the Equity Portfolio	$300.4	$338.0	$375.5	$413.1	$450.7

After-tax Change in Unrealized
Appreciation	$(48.8)	$(24.4)	$--	$24.4	$48.8

Although not considered material in the context of the Company’s aggregate exposure to market sensitive instruments, the Company has issued five specialized equity put options based on the Standard & Poor’s 500 (“S&P 500”) index that are market sensitive and sufficiently unique to warrant supplemental disclosure.

During 2001, the Company sold five specialized equity put options based on the S&P 500 index for total consideration, net of commission, of $16.9 million. These contracts each have a single exercise date, with maturities ranging from 18 to 30 years and strike prices ranging from $1,141.21 to $1,540.63. No amounts will be payable under these contracts if the S&P 500 index is at or above the strike price on the exercise dates. If the S&P 500 index is lower than the strike price on the applicable exercise date, the amount due will vary proportionately with the percentage by which the index is below the strike price. Based on historical index volatilities and trends and the June 30, 2004 index value, the Company estimates the probability for each contract of the S&P index being below the strike price on the exercise date to be less than 6.4%. The theoretical maximum payouts under the contracts would occur if on each of the exercise dates the S&P 500 index value were zero.

As these specialized equity put options are derivatives within the framework of FAS 133, the Company reports the fair value of these instruments in its balance sheet and record any changes to fair value in its statement of operations. The Company has recorded fair values for its obligations on these specialized equity put options at June 30, 2004 and December 31, 2003 of $15.9 million and $16.5 million, respectively; however, the Company does not believe that the ultimate settlement of these transactions is likely to require a payment that would exceed the initial consideration received or any payment at all.

As there is no active market for these instruments, the determination of their fair value is based on an industry accepted option pricing model, which requires estimates and assumptions, including those regarding volatility and expected rates of return.

The table below estimates the impact of potential movements in interest rates and the S&P 500 index, which are the principal factors affecting fair value of these instruments, looking forward from the fair value at June 30, 2004. These are estimates and there can be no assurances regarding future market performance. The asymmetrical results of the interest rate and S&P 500 index shifts reflect that the liability cannot fall below zero whereas it can increase to its theoretical maximum.

As of June 30, 2004
S & P 500 Index Put Options Obligation – Sensitivity Analysis
(Dollars in millions)

Interest Rate Shift in Basis Points:	-100	-50	0	50	100

Total Market Value	$25.4	$20.1	$15.9	$12.5	$9.8
Market Value Change from Base (%)	-59.3%	-26.5%	0.0%	21.4%	38.5%

S & P Index Shift in Points:	-200	-100	0	100	200

Total Market Value	$22.0	$18.7	$15.9	$13.7	$11.8
Market Value Change from Base (%)	-38.4%	-17.3%	0.0%	14.2%	26.0%

Combined Interest Rate / S & P Index Shift:	-100/-200	-50/-100	0/0	50/100	100/200

Total Market Value	$34.0	$23.4	$15.9	$10.7	$7.0
Market Value Change from Base (%)	-113.3%	-47.2%	0.0%	33.1%	55.9%

Safe Harbor Disclosure.     This report contains forward-looking statements within the meaning of the U.S. federal securities laws. The Company intends these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the federal securities laws. In some cases, these statements can be identified by the use of forward-looking words such as “may”, “will”, “should”, “could”, “anticipate”, “estimate”, “expect”, “plan”, “believe”, “predict”, “potential” and “intend”. Forward-looking statements contained in this report include information regarding the Company’s reserves for losses and LAE, the adequacy of the Company’s provision for uncollectible balances, estimates of the Company’s catastrophe exposure, the effects of catastrophic events on the Company’s financial statements, the ability of Everest Re, Holdings and Bermuda Re to pay dividends and the settlement costs of the Company’s specialized equity put options. Forward-looking statements only reflect the Company’s expectations and are not guarantees of performance. These statements involve risks, uncertainties and assumptions. Actual events or results may differ materially from the Company’s expectations. Important factors that could cause the Company’s actual results to be materially different from its expectations include the uncertainties that surround the estimating of reserves for losses and LAE, those discussed in Note 5 of Notes to Consolidated Financial Statements (unaudited) included in this report and the risks described under the caption “Risk Factors” in the Company’s most recent Annual Report on Form 10-K, Part II, Item 7. The Company undertakes no obligation to update or revise publicly any forward looking statements, whether as a result of new information, future events or otherwise.

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

None.

Part II - Item 3. Defaults Upon Senior Securities

None.

Part II - Item 4. Submission of Matters to a Vote of Security Holders

    (a)       The Annual General Meeting of Shareholders of Everest Re Group, Ltd. was held on May 19, 2004.

    (b)       All director nominees were elected.

    (c)       Each matter voted upon at the meeting and the votes cast with respect to each such matter are as follows:

	Votes Cast

	50,822,645
		Against or		Broker
	For	Withheld	Abstain	Non-votes

Approval of the appointment of
independent auditors for 2004	50,474,469	302,651	45,525

Election of directors for a
term expiring 2007:

Kenneth J. Duffy	50,526,330	296,315	N/A

Joseph V. Taranto	50,334,856	487,789	N/A

Part II - Item 5. Other Information

None.

Part II – Item 6. Exhibits and Reports on Form 8-K

a)     Exhibit Index:

         Exhibit No.      Description

11.1	Statement regarding computation of per share earnings

31.1	Section 302 Certification of Joseph V. Taranto

31.2	Section 302 Certification of Stephen L. Limauro

32.1	Section 906 Certification of Joseph V. Taranto and Stephen L. Limauro

b)     Reports on Form 8-K:

A report on Form 8-K was furnished on April 19, 2004, under Item 12, relating to the Company’s April 19, 2004 press release setting forth its first quarter 2004 earnings.

A report on Form 8-K was furnished on June 16, 2004, under Item 9, relating to the Company’s June 16, 2004 press release responding to questions concerning California workers’ compensation business.

A report on Form 8-K was furnished on June 21, 2004, under Item 9, relating to the Company’s June 21, 2004 press release confirming notice of termination of its California workers’ compensation business contract with American All Risk Insurance Services, Inc. (AARIS).

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

Dated: August 6, 2004