Form 10-Q
period 2004-09-30
EVEREST RE GROUP LTD
filed 2004-11-09
CIK 1095073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:	Commission file number:
September 30, 2004	1-15731

EVEREST RE GROUP, LTD.
(Exact name of registrant as specified in its charter)

Bermuda	98-0365432
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

YES X	NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES X	NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Number of Shares Outstanding
Class	at November 1, 2004

Common Shares, $.01 par value	56,121,752

EVEREST RE GROUP, LTD.

Index To Form 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS	Page

Consolidated Balance Sheets at September 30, 2004 (unaudited)
and December 31, 2003	3

Consolidated Statements of Operations and Comprehensive Income
for the three and nine months ended September 30, 2004
and 2003 (unaudited)	4

Consolidated Statements of Changes in Shareholders’ Equity for the
three and nine months ended September 30, 2004 and 2003
(unaudited)	5

Consolidated Statements of Cash Flows for the three and nine
months ended September 30, 2004 and 2003 (unaudited)	6

Notes to Consolidated Interim Financial Statements (unaudited)	7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION	21

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK	52

ITEM 4. CONTROLS AND PROCEDURES	53

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	54

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS
AND ISSUER PURCHASES OF EQUITY SECURITIES	55

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	55

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF
SECURITY HOLDERS	55

ITEM 5. OTHER INFORMATION	55

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K	56

EVEREST RE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
(Dollars in thousands, except par value per share)	2004	2003

	(unaudited)
ASSETS:
Fixed maturities - available for sale, at market value
(amortized cost: 2004, $9,427,646; 2003, $8,357,723)	$ 9,733,298	$ 8,726,886
Equity securities, at market value (cost: 2004, $437,372; 2003, $146,407)	455,306	154,381
Short-term investments	526,173	151,853
Other invested assets (cost: 2004, $132,956; 2003, $102,742)	133,659	103,359
Cash	178,966	184,859

Total investments and cash	11,027,402	9,321,338
Accrued investment income	129,743	113,989
Premiums receivable	1,250,007	1,047,856
Reinsurance receivables	1,246,842	1,284,139
Funds held by reinsureds	191,741	157,364
Deferred acquisition costs	354,018	333,214
Prepaid reinsurance premiums	75,806	98,384
Deferred tax asset	213,689	145,271
Other assets	215,126	187,981

TOTAL ASSETS	$ 14,704,374	$ 12,689,536

LIABILITIES:
Reserve for losses and adjustment expenses	$ 7,517,472	$ 6,361,245
Future policy benefit reserve	155,119	205,275
Unearned premium reserve	1,680,912	1,499,640
Funds held under reinsurance treaties	321,755	385,768
Losses in the course of payment	37,541	11,133
Contingent commissions	3,452	2,135
Other net payable to reinsurers	36,139	46,037
Current federal income taxes	65,030	41,308
8.5% Senior notes due 3/15/2005	249,949	249,874
8.75% Senior notes due 3/15/2010	199,317	199,245
Junior subordinated debt securities payable	546,393	216,496
Revolving credit agreement borrowings	70,000	70,000
Accrued interest on debt and borrowings	4,028	13,695
Other liabilities	283,501	222,785

Total liabilities	11,170,608	9,524,636

SHAREHOLDERS' EQUITY:
Preferred shares, par value: $0.01; 50 million shares authorized;
no shares issued and outstanding	-	-
Common shares, par value: $0.01; 200 million shares authorized;
(2004) 56.1 million and (2003) 55.7 million issued and outstanding	566	561
Additional paid-in capital	978,612	954,658
Unearned compensation	(7,610)	(5,257)
Accumulated other comprehensive income, net of deferred income taxes of
$99.6 million in 2004 and $117.5 million in 2003	242,611	280,077
Retained earnings	2,342,537	1,957,811
Treasury shares, at cost; 0.5 million shares (2004 and 2003)	(22,950)	(22,950)

Total shareholders' equity	3,533,766	3,164,900

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 14,704,374	$ 12,689,536

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(Dollars in thousands, except per share amounts)	2004	2003	2004	2003

	(unaudited)		(unaudited)
REVENUES:
Premiums earned	$1,139,862	$1,046,353	$3,199,185	$2,643,211
Net investment income	123,784	100,411	361,526	296,103
Net realized capital gains (losses)	10,125	(30,055)	91,898	(41,543)
Net derivative (expense) income	(6,595)	3,784	(5,965)	2,389
Other expense	(3,582)	(424)	(171)	(6,024)

Total revenues	1,263,594	1,120,069	3,646,473	2,894,136

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	962,590	738,254	2,349,631	1,836,767
Commission, brokerage, taxes and fees	248,068	232,548	685,733	599,762
Other underwriting expenses	25,729	22,933	77,696	66,717
Interest expense on senior notes	9,737	9,733	29,209	29,197
Interest expense on junior subordinated debt	9,363	4,249	23,030	12,747
Interest expense on credit facility	339	327	997	1,035

Total claims and expenses	1,255,826	1,008,044	3,166,296	2,546,225

INCOME BEFORE TAXES	7,768	112,025	480,177	347,911
Income tax (benefit) expense	(3,695)	11,699	78,646	43,663

NET INCOME	$11,463	$100,326	$401,531	$304,248

Other comprehensive income (loss), net of tax	162,138	(126,705)	(37,466)	45,544

COMPREHENSIVE INCOME (LOSS)	$173,601	$(26,379)	$364,065	$349,792

PER SHARE DATA:
Average shares outstanding (000's)	55,991	55,499	55,898	53,514
Net income per common share - basic	$0.20	$1.81	$7.18	$5.69

Average diluted shares outstanding (000's)	56,712	56,562	56,798	54,408
Net income per common share - diluted	$0.20	$1.77	$7.07	$5.59

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(Dollars in thousands, except share amounts)	2004	2003	2004	2003

	(unaudited)		(unaudited)
COMMON SHARES (shares outstanding):
Balance, beginning of period	56,064,506	55,458,133	55,677,044	50,881,693
Issued during the period, net	44,040	114,618	431,502	4,691,058

Balance, end of period	56,108,546	55,572,751	56,108,546	55,572,751

COMMON SHARES (par value):
Balance, beginning of period	$565	$559	$561	$513
Issued during the period, net	1	1	5	47

Balance, end of period	566	560	566	560

ADDITIONAL PAID IN CAPITAL:
Balance, beginning of period	974,684	938,551	954,658	618,521
Common shares issued during the period, net	3,928	8,327	23,954	328,357

Balance, end of period	978,612	946,878	978,612	946,878

UNEARNED COMPENSATION:
Balance, beginning of period	(4,685)	(298)	(5,257)	(340)
Net increase during the period	(2,925)	(5,245)	(2,353)	(5,203)

Balance, end of period	(7,610)	(5,543)	(7,610)	(5,543)

ACCUMULATED OTHER COMPREHENSIVE INCOME,
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	80,473	393,791	280,077	221,542
Net increase (decrease) during the period	162,138	(126,705)	(37,466)	45,544

Balance, end of period	242,611	267,086	242,611	267,086

RETAINED EARNINGS:
Balance, beginning of period	2,336,682	1,745,711	1,957,811	1,551,360
Net income	11,463	100,326	401,531	304,248
Dividends declared ($0.10 and $0.30 per share in 2004
and $0.09 and $0.27 per share in 2003)	(5,608)	(4,996)	(16,805)	(14,567)

Balance, end of period	2,342,537	1,841,041	2,342,537	1,841,041

TREASURY SHARES AT COST:
Balance, beginning of period	(22,950)	(22,950)	(22,950)	(22,950)
Treasury shares acquired during the period	-	-	-	-

Balance, end of period	(22,950)	(22,950)	(22,950)	(22,950)

TOTAL SHAREHOLDERS' EQUITY, END OF PERIOD	$3,533,766	$3,027,072	$3,533,766	$3,027,072

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(Dollars in thousands)	2004	2003	2004	2003

	(unaudited)		(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,463	$100,326	$401,531	$304,248
Adjustments to reconcile net income to net cash provided by
operating activities:
Increase in premiums receivable	(42,010)	(58,746)	(201,355)	(273,488)
Increase in funds held by reinsureds, net	(45,519)	(3,362)	(99,107)	(1,638)
Decrease (increase) in reinsurance receivables	35,307	(44,287)	34,779	(64,472)
Decrease (increase) in deferred tax asset	12,140	(17,047)	(3,214)	(31,583)
Increase in reserve for losses and loss adjustment expenses	534,296	413,060	1,155,540	840,556
Decrease in future policy benefit reserve	(2,863)	(6,252)	(50,156)	(14,322)
Increase in unearned premiums	36,669	138,386	179,408	506,754
Decrease in other assets and liabilities	(35,948)	(62,374)	(53,773)	(137,362)
Non-cash compensation expense	301	55	873	97
Amortization of bond premium	4,304	2,422	17,805	2,679
Amortization of underwriting discount on senior notes	50	46	147	135
Realized capital (gains) losses	(10,125)	30,055	(91,898)	41,543

Net cash provided by operating activities	498,065	492,282	1,290,580	1,173,147

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale	151,995	266,219	511,876	668,164
Proceeds from fixed maturities sold - available for sale	66,805	160,758	1,205,480	836,264
Proceeds from equity securities sold	10,000	7,759	17,995	8,056
Proceeds from other invested assets sold	1,390	268	5,702	754
Cost of fixed maturities acquired - available for sale	(907,752)	(880,586)	(2,708,523)	(2,928,337)
Cost of equity securities acquired	(93,094)	(6,095)	(302,786)	(10,254)
Cost of other invested assets acquired	(2,243)	(27,662)	(10,695)	(30,722)
Net sales (purchases) of short-term securities	306,441	(182,587)	(373,806)	(224,051)
Net increase in unsettled securities transactions	68,113	185,965	49,223	128,899

Net cash used in investing activities	(398,345)	(475,961)	(1,605,534)	(1,551,227)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares issued during the period	703	3,028	20,733	323,104
Dividends paid to shareholders	(5,608)	(4,996)	(16,805)	(14,567)
Net proceeds from issuance of junior subordinated notes	-	-	319,997	-

Net cash (used in) provided by financing activities	(4,905)	(1,968)	323,925	308,537

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(20,436)	(7,625)	(14,864)	2,350

Net increase (decrease) in cash	74,379	6,728	(5,893)	(67,193)

Cash, beginning of period	104,587	134,909	184,859	208,830

Cash, end of period	$178,966	$141,637	$178,966	$141,637

SUPPLEMENTAL CASH FLOW INFORMATION
Cash transactions:
Income taxes paid, net	$41,727	$1,214	$97,906	$47,097
Interest paid	$29,072	$23,859	$62,756	$52,495
Non-cash financing transactions:
Issuance of common shares	$3,226	$5,300	$3,226	$5,300

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended September 30, 2004 and 2003

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

The consolidated financial statements of the Company for the three and nine months ended September 30, 2004 and 2003 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis. Certain financial information, which is normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America, has been omitted since it is not required for interim reporting purposes. The year end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America. The results for the three and nine months ended September 30, 2004 and 2003 are not necessarily indicative of the results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2003, 2002 and 2001 included in the Company’s most recent Form 10-K filing.

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
(continued)

For the Three and Nine Months Ended September 30, 2004 and 2003

The impact of the deconsolidation effectively substituted Holdings’ junior subordinated debt securities, which are held by Capital Trust and Capital Trust II, for the trust preferred securities previously reported.

In March 2004, the Emerging Issue Task Force (“EITF”) reached a final consensus on Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. This issue establishes guidance for determining whether to record impairment losses associated with investments in certain equity and debt securities. The application of this issue was required for reporting periods beginning after June 15, 2004. On September 30, 2004, the FASB issued a final FASB Staff Position EITF Issue 03-1-1, which delayed the effective date for the measurement and recognition guidance included in paragraphs 10 through 20 of EITF Issue 03-1. The Company is unable to predict the impact on other-than-temporary impairments until the guidance is finalized. Currently, the Company continues to apply Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“FAS 115”), and the Securities and Exchange Commission (“SEC”)‘s Staff Accounting Bulletin Topic 5:M, “Other Than Temporary Impairment Of Certain Investments In Debt And Equity Securities” and believes that unrealized losses in its investment portfolio are temporary in nature.

3. Capital Transactions

The Company has a shelf registration statement on Form S-3 on file with the SEC, which was declared effective by the SEC on December 22, 2003, that provides for the issuance of up to $975.0 million of securities. Generally, under this shelf registration statement, Group is authorized to issue common shares, preferred shares, debt securities, warrants and hybrid securities, Holdings is authorized to issue debt securities and Capital Trust II and Everest Re Capital Trust III (“Capital Trust III”) are authorized to issue trust preferred securities. The following securities have been issued pursuant to that registration statement, which at October 7, 2004 has a remaining balance of $405.0 million.

o	On March 29, 2004, Capital Trust II, an unconsolidated affiliate, issued trust preferred securities resulting in a takedown from the shelf registration statement of $320 million. In conjunction with the issuance of Capital Trust II’s trust preferred securities, Holdings issued $329.9 million of 6.20% junior subordinated debt securities due March 29, 2034 to Capital Trust II. Part of the proceeds from the junior subordinated debt securities issuance was used for capital contributions to Holdings’ operating subsidiaries.

o	On October 6, 2004, Holdings completed a public offering of $250.0 million principal amount of 5.40% senior notes due October 6, 2014, pursuant to its currently effective shelf registration statement. The net proceeds will be utilized to retire existing debt at Holdings, which is coming due in March 2005, and for other general corporate purposes.

On July 30, 2002, the Company filed a shelf registration statement on Form S-3 with the SEC, providing for the issuance of up to $475.0 million of securities. Generally, under this shelf registration statement, Group was authorized to issue common shares, preferred shares, debt securities, warrants and hybrid securities, Holdings was authorized to issue debt securities and Capital Trust was authorized to issue trust preferred securities. This shelf registration statement

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Nine Months Ended September 30, 2004 and 2003

became effective on September 26, 2002 and was effectively exhausted with the April 23, 2003 transaction described below. The following securities were issued pursuant to that registration statement.

o	On November 14, 2002, Capital Trust, an unconsolidated affiliate, issued trust preferred securities resulting in a takedown from the shelf registration statement of $210 million. In conjunction with the issuance of Capital Trust’s trust preferred securities, Holdings issued $216.5 million of 7.85% junior subordinated debt securities due November 15, 2032 to Capital Trust. The proceeds from the junior subordinated debt securities issuance were primarily used for capital contributions to Holdings’ operating subsidiaries.

o	On April 23, 2003, the Company expanded the size of the remaining shelf registration to $318 million by filing a Post-Effective Amendment under Rule 462(b) of the Securities Act of 1933, as amended, and General Instruction IV of Form S-3 promulgated there under. On the same date, the Company issued 4,480,135 of its common shares at a price of $70.75 per share, which resulted in $317.0 million in proceeds, before expenses of approximately $0.2 million.

4. Earnings Per Common Share

Net income per common share has been computed below, based upon weighted average common and dilutive shares outstanding.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except share and per share amounts)	2004	2003	2004	2003

Net income (numerator)	$11,463	$100,326	$401,531	$304,248

Weighted average common shares
and effect of dilutive shares used in
the computation of net income per
share:
Weighted average shares
outstanding – basic (denominator)	55,991	55,499	55,898	53,514
Effect of dilutive shares	721	1,063	900	894

Weighted average shares
outstanding – diluted
(denominator)	56,712	56,562	56,798	54,408

Net income per common share:
Basic	$0.20	$1.81	$7.18	$5.69
Diluted	$0.20	$1.77	$7.07	$5.59

Options to purchase 435,500 common shares for the three months ended September 30, 2004 and 440,456 common shares for the nine months ended September 30, 2003, were outstanding but not included in the computation of diluted earnings per share as the options’ exercise prices were

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Nine Months Ended September 30, 2004 and 2003

greater than the average market price of the common shares during the relevant periods. There were no outstanding options to purchase common shares for the nine months ended September 30, 2004 and three months ended September 30, 2003 with an exercise price greater than the average market price of the shares during the relevant period. All outstanding options expire on or between October 6, 2005 and September 21, 2014.

The Company follows the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-based Compensation” (“FAS 123”) with respect to all employee awards granted after January 1, 2002. The impact of implementing this standard on the Company’s statement of operations for the three and nine months ended September 30, 2004 reduced net income by $0.5 million or $0.01 per diluted share and $1.4 million or $0.02 per diluted share, respectively. For the three and nine months ended September 30, 2003 net income was reduced by $0.3 million or $0.01 per diluted share and $0.9 million or $0.02 per diluted share, respectively.

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

In 1993 and prior, the Company had a business arrangement with The Prudential Insurance Company of America (“The Prudential”) wherein, for a fee, the Company accepted settled claim payment obligations of certain property and casualty insurers and, concurrently, became the owner of the annuity or assignee of the annuity proceeds funded by the property and casualty insurers specifically to fulfill these fully settled obligations. In these circumstances, the Company would be liable if The Prudential, which has an A+ (Superior) financial strength rating from A.M. Best Company (“A.M. Best”), were unable to make the annuity payments. The estimated cost to replace all such annuities for which the Company was contingently liable at September 30, 2004 was $155.0 million.

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Nine Months Ended September 30, 2004 and 2003

Prior to its 1995 initial public offering, the Company had purchased annuities from an unaffiliated life insurance company with an A+ (Superior) financial strength rating from A.M. Best to settle certain claim liabilities of the Company. Should the life insurance company become unable to make the annuity payments, the Company would be liable for those claim liabilities. The estimated cost to replace such annuities at September 30, 2004 was $17.0 million.

6. Other Comprehensive Income

The following table presents the components of other comprehensive income for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2004	2003	2004	2003

Net unrealized
appreciation/(depreciation)
of investments, net of
deferred income taxes	$160,288	$(122,236)	$(35,450)	$35,224
Currency translation
adjustments, net of deferred
income taxes	1,850	(4,469)	(2,016)	10,320

Other comprehensive
income/(loss), net of
deferred income taxes	$162,138	$(126,705)	$(37,466)	$45,544

7. Letters of Credit

The Company has arrangements available for the issuance of letters of credit, which letters are generally collateralized by the Company’s cash and investments. Under these arrangements, at September 30, 2004 and December 31, 2003, letters of credit in an aggregate amount of $259.8 million and $246.2 million, respectively, were issued and outstanding, generally supporting reinsurance provided by the Company’s non-U.S. operations.

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Nine Months Ended September 30, 2004 and 2003

The following table summarizes letters of credit as of September 30, 2004:

Bank	Commitment	In Use	Date of Expiry

(Dollars in thousands)
Citibank, N.A.	$ 250,000	$10,886	12/31/2004
		3,593	01/28/2005
		11,661	08/31/2005
		147,814	12/31/2006
		60,803	12/31/2007
Wachovia Bank, N.A.	150,000	1,289	11/03/2004
		22,782	11/13/2004
		1,016	12/31/2004

Bank of America	100,000	-	-

Total	$ 500,000	$259,844

8. Trust Agreements

Certain subsidiaries of the Company, principally Everest Reinsurance (Bermuda), Ltd. (“Bermuda Re”), a Bermuda insurance company and direct subsidiary of Group, has established trust agreements as security for assumed losses payable of certain non-affiliated ceding companies, which effectively use Company investments as collateral. At September 30, 2004, the total amount on deposit in trust accounts was $191.1 million.

9. Senior Notes

On March 14, 2000, Holdings completed public offerings of $200.0 million principal amount of 8.75% senior notes due March 15, 2010 and $250.0 million principal amount of 8.5% senior notes due March 15, 2005.

Interest expense incurred in connection with these senior notes was $9.7 million for each of the three months ended September 30, 2004 and 2003 and $29.2 million for each of the nine months ended September 30, 2004 and 2003.

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
(continued)

For the Three and Nine Months Ended September 30, 2004 and 2003

2007; or at any time, in whole, but not in part, within 90 days of the occurrence and continuation of specific events.

Interest expense incurred in connection with these junior subordinated notes was $9.4 million and $4.2 million for the three months ended September 30, 2004 and 2003 respectively, and $23.0 million and $12.7 million for the nine months ended September 30, 2004 and 2003 respectively.

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

The Credit Facility requires Holdings to maintain a debt to capital ratio of not greater than 0.35 to 1 and a minimum interest coverage ratio of 2.5 to 1 and requires Everest Re to maintain its statutory surplus at $1.0 billion plus 25% of aggregate net income and capital contributions earned or received after January 1, 2003. As of September 30, 2004, the Company was in compliance with these covenants.

During the three and nine months ended September 30, 2004 and 2003, respectively, Holdings made no payments on and had no additional borrowings under the Credit Facility. As of September 30, 2004 and December 31, 2003, Holdings had outstanding Credit Facility borrowings of $70.0 million.

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Nine Months Ended September 30, 2004 and 2003

Interest expense incurred in connection with these borrowings was $0.3 million for each of the three months ended September 30, 2004 and 2003 and $1.0 million for each of the nine months ended September 30, 2004 and 2003.

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

These segments are managed in a carefully coordinated fashion with strong elements of central control, including with respect to capital, investments and support operations. As a result, management monitors and evaluates the financial performance of these operating segments based upon their underwriting gain (loss) or underwriting results. Underwriting results include earned premium less losses and loss adjustment expenses (“LAE”) incurred, commission and brokerage expenses and other underwriting expenses. The Company utilizes inter-affiliate reinsurance, but such reinsurance generally does not impact segment results, as business is generally reported within the segment in which the business was first produced.

The Company does not maintain separate balance sheet data for its operating segments. Accordingly, the Company does not review and evaluate the financial results of its operating segments based upon balance sheet data.

Effective January 1, 2004, Everest Re sold its United Kingdom branch to Bermuda Re, a Bermuda insurance company and direct subsidiary of Group. Business for this branch was previously included in the International segment and is now included in the Bermuda segment. Due to the sale and in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“FAS 131”), the Company restated the International and Bermuda segments for the three and nine months ended September 30, 2003 to conform with the three and nine months ended September 30, 2004 segment reporting.

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Nine Months Ended September 30, 2004 and 2003

The following tables present the relevant underwriting results for the operating segments for the periods indicated:

U.S. Reinsurance

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2004	2003	2004	2003

Gross written premiums	$362,129	$533,494	$1,048,879	$1,259,025
Net written premiums	363,047	530,447	1,039,128	1,227,413

Premiums earned	$339,133	$423,583	$1,024,408	$995,550
Incurred losses and loss
adjustment expenses	361,254	319,611	825,160	732,244
Commission and brokerage	84,147	107,325	260,390	248,336
Other underwriting expenses	4,655	4,860	16,326	15,263

Underwriting loss	$(110,923)	$(8,213)	$(77,468)	$(293)

U.S. Insurance

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2004	2003	2004	2003

Gross written premiums	$253,245	$221,604	$918,470	$808,297
Net written premiums	219,406	184,911	817,751	700,500

Premiums earned	$245,643	$215,181	$694,945	$603,827
Incurred losses and loss
adjustment expenses	166,456	159,572	491,968	434,413
Commission and brokerage	40,074	33,694	93,067	109,393
Other underwriting expenses	11,153	9,231	32,467	25,714

Underwriting gain	$27,960	$12,684	$77,443	$34,307

Specialty Underwriting

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2004	2003	2004	2003

Gross written premiums	$127,975	$124,091	$352,565	$393,762
Net written premiums	125,473	122,823	346,770	389,174

Premiums earned	$122,579	$118,697	$342,120	$379,731
Incurred losses and loss
adjustment expenses	91,391	76,096	219,613	259,062
Commission and brokerage	36,203	31,725	96,793	103,896
Other underwriting expenses	1,386	1,474	4,841	4,392

Underwriting (loss) gain	$(6,401)	$9,402	$20,873	$12,381

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Nine Months Ended September 30, 2004 and 2003

International

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2004	2003	2004	2003

Gross written premiums	$206,321	$134,888	$512,337	$321,449
Net written premiums	203,696	134,839	509,709	319,745

Premiums earned	$192,365	$118,813	$481,712	$283,530
Incurred losses and loss
adjustment expenses	139,622	64,913	286,574	156,527
Commission and brokerage	49,351	28,195	114,558	64,076
Other underwriting expenses	2,532	2,234	8,000	6,906

Underwriting gain	$860	$23,471	$72,580	$56,021

Bermuda

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2004	2003	2004	2003

Gross written premiums	$267,521	$225,520	$695,438	$527,633
Net written premiums	268,126	210,687	695,195	487,232

Premiums earned	$240,142	$170,079	$656,000	$380,573
Incurred losses and loss
adjustment expenses	203,867	118,058	526,316	254,521
Commission and brokerage	38,293	31,610	120,925	74,061
Other underwriting expenses	2,366	3,307	8,897	8,222

Underwriting (loss) gain	$(4,384)	$17,104	$(138)	$43,769

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Nine Months Ended September 30, 2004 and 2003

The following table reconciles the underwriting results for the operating segments to income before tax as reported in the consolidated statements of operations and comprehensive income for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2004	2003	2004	2003

Underwriting (loss) gain from segments	$(92,888)	$54,448	$93,290	$146,185
Net investment income	123,784	100,411	361,526	296,103
Net realized capital
gains (losses)	10,125	(30,055)	91,898	(41,543)
Net derivative (expense)
income	(6,595)	3,784	(5,965)	2,389
Corporate expenses	(3,637)	(1,830)	(7,165)	(6,220)
Interest expense	(19,439)	(14,309)	(53,236)	(42,979)
Other expense	(3,582)	(424)	(171)	(6,024)

Income before taxes	$7,768	$112,025	$480,177	$347,911

The Company produces foreign business in its U.S., Bermuda and international operations. The net income and assets of the individual foreign countries in which the Company writes business are not identifiable in the Company’s financial records. The country, other than the U.S., with the greatest volume of business written is the United Kingdom, with $96.2 million and $277.2 million of written premium for the three and nine months ended September 30, 2004, respectively. No other country represented more than 5% of the Company’s revenues.

13. Derivatives

The Company has remaining in its product portfolio two credit default swaps, which it no longer offers, and five specialized equity put options. These products meet the definition of a derivative under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). The Company’s position in these contracts is unhedged and is accounted for as a derivative in accordance with FAS 133. Accordingly, these contracts are carried at fair value and are recorded in “Other liabilities” in the balance sheet and changes in fair value are recorded in the statement of operations and comprehensive income.

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
(continued)

For the Three and Nine Months Ended September 30, 2004 and 2003

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

The Company accounted for its investment in interest only strips in accordance with Emerging Issues Task Force No. 99-20, “Recognition of Interest Income and Impairment on Purchases and Beneficial Interests in Securitized Financial Assets”(“EITF 99-20”). EITF 99-20 sets forth the rules for recognizing interest income on all credit-sensitive mortgage and asset-backed securities and certain prepayment-sensitive securities, including agency interest only strips, whether purchased or retained in securitization, as well as the rules for determining when these securities must be written down to fair value because of impairment. EITF 99-20 requires decreases in the valuation of residual interests in securitizations to be recorded as a reduction to the carrying value of the residual interests through a charge to earnings, rather than an unrealized loss in shareholders’ equity, when any portion of the decline in fair value is attributable to, as defined by EITF 99-20, an impairment loss. This portfolio was liquidated during the second quarter of 2004 and as such there were no impairments recorded for the three months ended September 30, 2004. The Company recorded realized capital losses due to impairments of $49.7 million, net of income tax benefit of $15.4 million for the nine months ended September 30, 2004 and $32.7 million, net of income tax benefit of $7.4 million, for the three and nine months ended September 30, 2003. As a result of liquidating the interest only strip investment portfolio during the second quarter of 2004, the Company recognized pre-tax realized gains of $118.1 million.

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Nine Months Ended September 30, 2004 and 2003

15. Retirement Benefits

The Company maintains both qualified and non-qualified defined benefit pension plans for its U.S. employees. In addition, the Company has a retiree health plan for eligible retired employees.

The following tables present the net periodic costs for the benefit plans for the periods indicated:

Pension Benefits

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2004	2003	2004	2003

Service cost	$817	$574	$2,454	$1,721
Interest cost	850	672	2,548	2,019
Expected return on plan assets	(839)	(520)	(2,518)	(1,562)
Amortization of prior service cost	32	32	96	96
Amortization of net loss	339	176	1,018	529

Net periodic benefit cost	$1,199	$934	$3,598	$2,803

Other Benefits

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2004	2003	2004	2003

Service cost	$104	$93	$314	$279
Interest cost	90	90	272	269
Amortization of net loss	4	5	13	15

Net periodic benefit cost	$198	$188	$599	$563

Based upon current asset levels in the plans, the Company is not required to make contributions. The Company voluntarily contributed to the pension benefit plans, $2.5 million and $6.1 million for the periods ended September 30, 2004 and 2003, respectively.

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

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Nine Months Ended September 30, 2004 and 2003

17. Subsequent Events

On October 6, 2004, Holdings completed a public offering of $250.0 million principal amount of 5.40% senior notes due October 6, 2014, pursuant to its currently effective shelf registration statement, leaving a remaining balance on the registration statement of $405 million. The net proceeds will be utilized to retire existing debt at Holdings, which is coming due in March 2005, and for other general corporate purposes.

Part I — Item 2

EVEREST RE GROUP, LTD.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

Industry Conditions

The worldwide reinsurance and insurance businesses are highly competitive yet cyclical by product and market. Competition with respect to the types of reinsurance and insurance business in which the Company is engaged is based on many factors, including the perceived overall financial strength of the reinsurer or insurer, ratings of the reinsurer by A.M. Best Company and/or Standard & Poor’s (“S&P”) Rating Services, underwriting expertise, the jurisdictions where the reinsurer or insurer is licensed or otherwise authorized, capacity and coverages offered, premiums charged, other terms and conditions of the reinsurance and insurance business offered, services offered, speed of claims payment and reputation and experience in lines written. The Company competes in the U.S., Bermuda and international reinsurance and insurance markets with numerous international and domestic reinsurance and insurance companies. The Company’s competitors include independent reinsurance and insurance companies, subsidiaries or affiliates of established worldwide insurance companies, reinsurance departments of certain insurance companies and domestic and international underwriting operations, including underwriting syndicates at Lloyd’s. Some of these competitors have greater financial resources than the Company and have established long-term and continuing business relationships throughout the industry, which can be a significant competitive advantage. In addition, the potential for securitization of reinsurance and insurance risks through capital markets provides an additional source of potential reinsurance and insurance capacity and competition.

Thus far in 2004, the favorable market conditions, which developed during 2000 through 2003 have generally begun to weaken. There are signs that pricing for most property classes has declined modestly and that pricing for most casualty classes has started to soften. Competition is increasing despite the fact that the industry generally still remains exposed to fundamental issues that negatively impacted its aggregate capacity in 2002 and 2003, including weak investment market conditions and adverse loss emergence. Both of these tend to depress the industry’s aggregate financial performance and perceptions of financial strength of industry participants. It is unclear whether the property catastrophe losses experienced by the industry in the three months ended September 30, 2004 will reverse, stop or even moderate the current year’s trends, particularly as respects property classes.

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

The Company has been somewhat disappointed by industry developments thus far in 2004, which have generally operated to modestly weaken pricing. The Company cannot predict with any reasonable certainty whether and to what extent these trends or conditions will persist and in particular whether the property catastrophe losses experienced by the industry in the three months ended September 30, 2004 will lessen competitive pressures, particularly for the property classes of business. Notwithstanding these catastrophe losses, the continued growth of reinsurance capacity in Bermuda, changes in the Lloyd’s market and the potential reemergence of a market share orientation among some industry participants, combined with improving and in some cases strong financial results, continue to contribute to uncertainty about the prospective level of competitive pressures.

Financial Summary

The Company’s management monitors and evaluates overall Company performance based upon financial results. The following table displays a summary of the for the periods indicated:

Consolidated Net Income
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(Dollars in thousands)	2004	2003	2004	2003

Gross written premiums	$1,217,191	$1,239,597	$3,527,689	$3,310,166
Net written premiums	1,179,748	1,183,707	3,408,553	3,124,064

REVENUES:
Premiums earned	$1,139,862	$1,046,353	$3,199,185	2,643,211
Net investment income	123,784	100,411	361,526	296,103
Net realized capital gains (losses)	10,125	(30,055)	91,898	(41,543)
Net derivative (expense) income	(6,595)	3,784	(5,965)	2,389
Other expense	(3,582)	(424)	(171)	(6,024)

Total revenues	1,263,594	1,120,069	3,646,473	2,894,136

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	962,590	738,254	2,349,631	1,836,767
Commission, brokerage, taxes and fees	248,068	232,548	685,733	599,762
Other underwriting expenses	25,729	22,933	77,696	66,717
Interest expense	19,439	14,309	53,236	42,979

Total claims and expenses	1,255,826	1,008,044	3,166,296	2,546,225

INCOME BEFORE TAXES	7,768	112,025	480,177	347,911
Income tax (benefit) expense	(3,695)	11,699	78,646	43,663

NET INCOME	$11,463	$100,326	$401,531	$304,248

Underwriting gain (loss) or underwriting results is a non-GAAP standard measure of performance used with related ratio analysis by the Company to evaluate financial performance of its reinsurance operations and is considered an important measure of profitability by analysts and investors in the insurance industry. Underwriting gain (loss) is calculated as premiums earned less incurred losses and loss adjustment expenses (“LAE”); commission, brokerage, taxes and fees and non-corporate other underwriting expenses. The following tables provide reconciliations from net income to underwriting results and total underwriting results by segment for the periods indicated:

Underwriting Results
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(Dollars in thousands)	2004	2003	2004	2003

Net income (from table above)	$11,463	$100,326	$401,531	$304,248
Net investment income	(123,784)	(100,411)	(361,526)	(296,103)
Net realized capital (gains) losses	(10,125)	30,055	(91,898)	41,543
Net derivative expense (income)	6,595	(3,784)	5,965	(2,389)
Other expense	3,582	424	171	6,024
Corporate expense	3,637	1,830	7,165	6,220
Interest expense	19,439	14,309	53,236	42,979
Income tax (benefit) expense	(3,695)	11,699	78,646	43,663

Underwriting (loss) gain	$(92,888)	$54,448	$93,290	$146,185

Loss ratio	84.4%	70.6%	73.4%	69.5%
Commission and expense ratio	21.8	22.2	21.4	22.7
Other underwriting expense ratio	2.3	2.2	2.5	2.5

Combined ratio	108.5%	95.0%	97.3%	94.7%

Underwriting Results By Segment
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(Dollars in thousands)	2004	2003	2004	2003

U.S. Reinsurance	$(110,923)	$(8,213)	$(77,468)	$(293)
U.S. Insurance	27,960	12,684	77,443	34,307
Specialty Underwriting	(6,401)	9,402	20,873	12,381
International	860	23,471	72,580	56,021
Bermuda	(4,384)	17,104	(138)	43,769

Underwriting (loss) gain	$(92,888)	$54,448	$93,290	$146,185

As indicated in the preceding “Industry Conditions” section, the reinsurance and insurance industry generally experienced favorable market conditions from 2001 through 2003. These favorable market conditions, coupled with the Company’s financial strength, strategic positioning and market and underwriting expertise, enabled the Company to increase its volume of business significantly over this period. With the change in trend established thus far in 2004 and with little clarity regarding the impact of third quarter property catastrophe losses on prospective market conditions, the Company continued to adapt its operations to slow its rate of growth and even decrease writings for some classes of business and reemphasize its focus on profitability as opposed to volume. For the three months ended September 30, 2004, gross written premiums were $1.2 billion, a decrease of 1.8% from the same period of 2003. On a year to date basis, gross written premiums increased to $3.5 billion, an increase of 6.6% over 2003. In contrast, gross written premiums had increased 60.7% during fiscal year 2003 in comparison with 2002.

In June 2004, the Company received notification of termination with respect to its contract with an insurance agency that produced the majority of its California workers’ compensation business. Under the terms of the contract, the agency continued to produce business exclusively for the Company through October 15, 2004. The business produced under this relationship will continue in force through the policy expiration dates or cancellation. In 2003, under this contract, the agency produced approximately 12% of the Company’s full year gross written premium. However, in 2004, this percentage had been expected to decline due to increasing competition and a de-emphasis of this distribution channel. The Company does not believe that the termination of this contract will have a material adverse effect on future Company operations.

Due to the nature of its businesses, the Company is unable to precisely differentiate between the effects of price changes as compared to the effects of changes in exposure. Similarly, because individual reinsurance arrangements often reflect revised coverages, structuring, pricing, terms and/or conditions from period to period, the Company is unable to differentiate between the premium volumes attributable to new business as compared to renewal business. Management believes, however, that on balance, the Company’s year to date growth is reasonably balanced between growth in exposures underwritten and increased pricing and/or improved terms and conditions. Management believes further that market conditions, although changing, remain generally more favorable for casualty business classes than for property business classes; however, management notes that it continues to see business opportunities in most product classes and markets. Although premium volumes on a year to date basis have increased, the Company continues to decline business that does not meet its objectives regarding underwriting profitability.

Net written premiums, comprised of gross written premiums less ceded premiums, were $1.2 billion for the three months ended September 30, 2004, a decrease of 0.3% compared to 2003. On a year to date basis, net written premiums were $3.4 billion, an increase of 9.1% compared to 2003. These reflect premiums ceded of $37.4 million (3.1% of gross written premiums) and $55.9 million (4.5% of gross written premiums) for the three months ended September 30, 2004 and 2003, respectively, and $119.1 million (3.4% of gross written premiums) and $186.1 million (5.6% of gross written premiums) for the nine months ended September 30, 2004 and 2003, respectively. Ceded premiums for the three and nine months ended September 30, 2004 and the three months ended September 30, 2003 relate primarily to specific reinsurance purchased by the U.S. Insurance operation, while ceded premiums for the nine months ended September 30, 2003 relate to both specific reinsurance purchased by the U.S. Insurance operation and adjustment premiums relating to loss cessions made to the Company’s corporate level aggregate reinsurance coverages.

Premiums earned were $1,139.9 million for the three months ended September 30, 2004, an increase of 8.9% compared to 2003. On a year to date basis, premiums earned were $3,199.2 million, an increase of 21.0% compared to 2003. These increases reflect period to period changes in net written premiums and business mix together with normal variability in earning patterns. Business mix changes occur not only as the Company shifts emphasis between products, lines of business, distribution channels and markets, but also as individual contracts renew or non-renew, almost always with changes in coverage, structure, prices and/or terms, and as new contracts are accepted with coverages, structures, prices and/or terms different from those of expiring contracts.

Incurred losses and LAE were $962.6 million for the three months ended September 30, 2004, an increase of 30.4% compared to 2003. On a year to date basis, incurred losses and LAE were $2,349.6 million, an increase of 27.9% compared to 2003. The major contributing factor for these increases was the increase in incurred losses and LAE due to the third quarter property catastrophe events, particularly hurricanes Charley, Frances, Ivan and Jeanne of $250 million for the three months ended September 30, 2004. Other factors including the level of incurred losses and LAE related to changes in volume as measured by earned premium and the effect of changes in prior period loss reserve estimates, also contributed. The increase in incurred losses and LAE relating to net adverse prior period reserve strengthening of $8.3 million and $61.2 million for the three months ended September 30, 2004 and 2003, respectively, and $121.8 million and $131.8 million for the nine months ended September 30, 2004 and 2003, respectively, principally related to the Company’s asbestos exposures, partially offset by a $31.0 million reduction in reserves related to the World Trade Center events.

Commission, brokerage and tax expense increased principally as a result of premium volume changes, as these expenses generally vary in direct proportion to premium. However, the percentage increase in expenses was generally more than the change in premium volume, reflecting the impact of changes in both the Company’s business mix and in market conditions, the latter of which tends to lessen the Company’s ability to influence commission and brokerage rates to lower levels as a percentage of premium.

Net investment income increased to $123.8 million, an increase of 23.3%, from $100.4 million for the three months ended September 30, 2004 compared to the three months ended September 30, 2003, and to $361.5 million, an increase of 22.1% from $296.1 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. The three months and nine months ended September 30, 2004 included a $5.4 million and $29.7 million increase arising from an atypical increase in the value of one of the Company’s limited partnership investments. Excluding this increase, the net investment income increase generally reflected growth in the Company’s cash and invested assets coupled with a generally variable and lower interest rate environment.

Premiums are generally collected over the first 12 to 15 months of the Company’s reinsurance and insurance contract, while related losses are typically paid out over numerous years. This tends to increase cash flow from operations when premiums remain relatively constant or are increasing. The Company’s cash flow from operations was $498.1 million, an increase of 1.2% from $492.3 million for the three months ended September 30, 2004 compared to the three months ended September 30, 2003 and to $1,290.6 million, an increase of 10.0% from $1,173.1 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. Coupled with common stock offerings and the issuance of junior subordinated debt securities, this contributed to the growth in the Company’s total investments and cash to $11,027.4 million as of September 30, 2004 from $9,321.3 million at December 31, 2003.

Net realized capital gains were $10.1 million and $91.9 million for the three and nine months ended September 30, 2004, respectively compared to net realized capital losses of $30.1 million and $41.5 million for the three and nine months ended September 30, 2003, respectively. The realized capital gains for the three months ended September 30, 2004 were primarily the result of an early liquidation of a $20 million investment trust portfolio. For the nine months ended September 30, 2004, the realized gains primarily were due to gains on the sale of the Company’s interest only strips of mortgage-backed securities (“interest only strips”) investment portfolio coupled with the gain from the investment trust portfolio. The realized losses in 2003 were primarily the result of valuation adjustments on the interest only strip portfolio in accordance with Emerging Issues Task Force No. 99-20, “Recognition of Interest Income and Impairment on Purchases and Beneficial Interests in Securitized Financial Assets” (“EITF 99-20”).

The Company’s income tax expense is primarily a function of the statutory tax rates and corresponding net income, in the jurisdictions where the Company operates, coupled with the impact from tax preferenced investment income. Variations between years generally reflect changes in the relative levels of pre-tax income between jurisdictions with different tax rates. Additionally, in conjunction with the transfer of the Company’s UK Branch to Everest Reinsurance (Bermuda), Ltd. (“Bermuda Re”), there were various tax issues giving rise to net tax expenses and benefits which in the aggregate served to moderate the variability between years. The Company incurred an income tax benefit of $3.7 million and an income tax expense of $11.7 million for the three months ended September 30, 2004 and 2003, respectively, and income tax expense of $78.6 million and $43.7 million for the nine months ended September 30, 2004 and 2003, respectively. The decrease in tax expense for the three months ended September 30, 2004 as compared to 2003 primarily reflected the impact of the catastrophe losses on 2004 underwriting results, which were partially offset by additional taxable net investment income and taxable realized capital gains. The increase in the tax expense for the nine months ended September 30, 2004 generally reflected the impact of realized capital gains and increased investment income, partially offset by the impact of catastrophe losses on underwriting results.

The decrease in net income to $11.5 million from $100.3 million for the three months ended September 30, 2004 and 2003, respectively, generally reflected a decrease in underwriting results due to the impact of property and catastrophe event losses including hurricanes Charley, Frances, Ivan, and Jeanne and related tax benefits associated with these losses, partially offset by improved investment results and realized capital gains. The increase in net income to $401.5 million from $304.2 million for the nine months ended September 30, 2004 and 2003, respectively, generally reflects improved investment results and realized capital gains, partially offset by lower underwriting results due to the catastrophes and increased income taxes.

The Company’s shareholders’ equity increased to $3,533.8 million as of September 30, 2004 from $3,164.9 million as of December 31, 2003. This increase is primarily due to net income for the period, partially offset by reductions in unrealized appreciation on the Company’s fixed maturity portfolio.

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

These segments are managed in a carefully coordinated fashion with strong elements of central control, including with respect to capital, investments and support operations. As a result, management monitors and evaluates the financial performance of these operating segments based upon their underwriting gain or loss or underwriting results. Underwriting results include earned premium less losses and LAE incurred, commission and brokerage expenses and other underwriting expenses and are analyzed using ratios, in particular loss, commission and brokerage and other underwriting expense ratios, which, respectively divide incurred losses, commissions and brokerage and other underwriting expenses by earned premium. The Company utilizes inter-affiliate reinsurance, but such reinsurance generally does not impact segment results, as business is generally reported within the segment in which the business was first produced.

Effective January 1, 2004, Everest Re sold its United Kingdom branch to Bermuda Re, a Bermuda insurance company and a direct subsidiary of Group. Business for this branch was previously included in the International segment and is now included in the Bermuda segment. Due to the sale and in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“FAS 131”), the Company restated the International and Bermuda segments for the three and nine months ended September 30, 2003 to conform to the three and nine months ended September 30, 2004 segment reporting.

Three Months Ended September 30, 2004 compared to Three Months Ended September 30, 2003

Premiums.     Gross written premiums decreased 1.8% to $1,217.2 million in the three months ended September 30, 2004 from $1,239.6 million in the three months ended September 30, 2003, reflecting increased competitive pressures on pricing, particularly on U.S. Reinsurance property and casualty classes of business.

Adjusting to these market conditions, the U.S. Reinsurance operation decreased 32.1% ($171.4 million), principally reflecting a $128.8 million decrease in treaty casualty business, a $19.4 million decrease in treaty property business and a $13.7 million decrease in facultative business. Partially offsetting these decreases were areas where the Company continued to grow. The International operation saw a 53.0% ($71.4 million) increase, primarily due to a $49.9 million increase in international business written through the Miami and New Jersey offices, representing primarily Latin American business and a $19.4 million increase in Asian business. The Bermuda operation grew 18.6% ($42.0 million), reflecting an emphasis on treaty business in Bermuda and the UK coupled with attractive market conditions in Europe, partially offset by a decline in individual risk business in Bermuda. The U.S. Insurance operation grew 14.3% ($31.6 million), principally as a result of a $53.3 million increase in program business outside of the workers’ compensation class partially offset by a $21.7 million decrease in workers’ compensation business. The Specialty Underwriting operation increased 3.1% ($3.9 million), resulting primarily from a $10.6 million increase in marine and aviation business and a $5.1 million increase in surety business, partially offset by an $11.8 million decrease in A&H business, reflective of softening in pricing of this business class.

Ceded premiums decreased to $37.4 million for the three months ended September 30, 2004 from $55.9 million for the three months ended September 30, 2003. Ceded premiums generally relate to specific reinsurance purchased by the U.S. Insurance operation and fluctuate based upon the level of premiums written subject to the applicable reinsurance programs.

Net written premiums decreased to $1,179.7 million for the three months ended September 30, 2004, a decrease of 0.3% from $1,183.7 million for the three months ended September 30, 2003, reflecting a decrease in gross written premiums partially offset by a decrease in ceded premiums.

Premium Revenues.    Net premiums earned increased by 8.9% to $1,139.9 million in the three months ended September 30, 2004 from $1,046.4 million in the three months ended September 30, 2003. Contributing to this increase was a 61.9% ($73.6 million) increase in the International operation, a 41.2% ($70.1 million) increase in the Bermuda operation, a 14.2% ($30.5 million) increase in the U.S. Insurance operation and a 3.3% ($3.9 million) increase in the Specialty Underwriting operation, partially offset by a 19.9% ($84.5 million) decrease in the U.S. Reinsurance operation. All of these changes reflect period to period changes in net written premiums and business mix, together with normal variability in earning patterns. Business mix changes occur not only as the Company shifts emphasis between products, lines of business, distribution channels and markets, but also as individual contracts renew or non-renew, almost always with changes in coverage, structure, prices and/or terms, and as new contracts are accepted with coverages, structures, prices and/or terms different from those of expiring contracts. As premium reporting, earnings, loss and commission characteristics derive from the provisions of individual contracts, the continuous turnover of individual contracts, arising from both strategic shifts and day to day underwriting, can and does introduce appreciable background variability in various underwriting line items.

Expenses.     Incurred losses and LAE increased by 30.4% to $962.6 million in the three months ended September 30, 2004 from $738.3 million in the three months ended September 30, 2003. The increase in incurred losses and LAE was principally attributable to the increase in estimated catastrophe losses due to property catastrophe events including hurricanes Charley, Frances, Ivan and Jeanne, the increase in net premiums earned, the impact of changes in the Company’s mix of business, and reserve adjustments for prior period losses.

The Company’s loss and LAE reserves reflect estimates of ultimate claim liability. Such estimates are reevaluated on an ongoing basis, including re-estimates of prior period reserves, taking into consideration all available information and, in particular, newly reported loss and claim experience. The effect of such reevaluations impacts incurred losses for the current period. The Company notes that its analytical methods and processes operate at multiple levels including individual contracts, groupings of like contracts, classes and lines of business, internal business units, segments, legal entities, and in the aggregate. The complexities of the Company’s businesses and operations require analyses and adjustments, both qualitative and quantitative, at these various levels. Additionally, the attribution of reserves, change in reserves and incurred losses, between accident year and underwriting year requires adjustments and allocations, both qualitative and quantitative, at these various levels. All of these processes, methods and practices appropriately balance actuarial science, business expertise and management judgment in a manner intended to assure the accuracy, precision and consistency of the Company’s reserving practices, which are fundamental to the Company’s operation. The Company notes, however, that the underlying reserves remain estimates, which are subject to variation, and that the relative degree of variability is generally least when reserves are considered in the aggregate and generally increases as the focus shifts to more granular data levels.

Incurred losses and LAE for the three months ended September 30, 2004 reflected ceded losses and LAE of $27.8 million compared to ceded losses and LAE for the three months ended September 30, 2003 of $56.7 million. The decrease in ceded losses is primarily the result of fluctuations in losses ceded under the specific reinsurance coverages purchased by the U.S. Insurance operation. The reduction in ceded losses generally corresponds with the decrease in ceded earned premiums.

Incurred losses and LAE include catastrophe losses, which include the impact of both current period events and favorable and adverse development on prior period events, and are net of reinsurance. Individual catastrophe losses are reported net of specific reinsurance, but before recoveries under corporate level reinsurance and potential incurred but not reported (“IBNR”) reserve offsets. A catastrophe is a property event with expected reported losses of at least $5.0 million before corporate level reinsurance and taxes. Catastrophe losses, net of contract specific cessions, were $220.2 million in the three months ended September 30, 2004, principally due to $255 million of estimated aggregate losses from hurricanes Charley, Frances, Ivan, and Jeanne and Pacific typhoon activity, partially offset by a $31.0 million reserve reduction related to the World Trade Center events. Catastrophe losses, net of contract specific cessions were $9.2 million in the three months ended September 30, 2003, which related principally to hurricanes Fabian and Isabel.

Net adverse prior period reserve adjustments for the three months ended September 30, 2004 were $8.3 million compared to $61.2 million for the three months ended September 30, 2003. The adverse reserve adjustments for the three months ended September 30, 2004 included asbestos and environmental (“A&E”) adjustments of $18.0 million, partially offset by net favorable non-A&E adjustments of $9.7 million. For the three months ended September 30, 2003, adverse reserve adjustments included A&E adjustments of $15.0 million, and net non-A&E adjustments, primarily on casualty business, of $46.2 million.

The U.S. Reinsurance segment accounted for $24.7 million of favorable net prior period reserve adjustments for the three months ended September 30, 2004 and $31.9 million of net adverse prior period reserve adjustments for the three months ended September 30, 2003. Asbestos exposures accounted for $1.2 million and $5.2 million for the three months ended September 30, 2004 and 2003, respectively. The favorable development for the three months ended September 30, 2004 was principally due to a $34.3 million in reserve reduction related to the catastrophe losses from the World Trade Center events. The non-A&E adverse development for the three months ended September 30, 2003 principally reflected adjustments to the professional liability and casualty business classes.

The U.S. Insurance segment reflected $3.1 million and $8.3 million of net adverse prior period reserve adjustments for the three months ended September 30, 2004 and September 30, 2003, respectively, reflecting minor reserve adjustments.

The Specialty Underwriting segment had $2.8 million and $3.0 million of net adverse prior period reserve adjustments for the three months ended September 30, 2004 and 2003, respectively, principally related to catastrophe loss development on the marine and aviation classes of business in 2004 and loss development on the surety class of business in 2003.

The International segment had $1.3 million of favorable net prior period reserve adjustments for the three months ended September 30, 2004 and net adverse prior period reserve adjustments of $5.0 million for the three months ended September 30, 2003.

The Bermuda segment reflected $28.6 million and $13.0 million of net adverse prior period reserve adjustments for the three months ended September 30, 2004 and 2003, respectively. The adverse development in the three months ended September 30, 2004 is primarily due to $16.8 million of asbestos reserve development, with most of this development related to exposures assumed through the September 19, 2000 loss portfolio transfer from Mt. McKinley Insurance Company (“Mt. McKinley”). Non-asbestos reserves assumed through this portfolio transfer were $13.6 million. Asbestos exposures accounted for $9.8 million in adverse reserve adjustments for the three months ended September 30, 2003.

The segment components of the increase in incurred losses and LAE for the three months ended September 30, 2004 over the three months ended September 30, 2003 were a 115.1% ($74.7 million) increase in the International operation, a 72.7% ($85.8 million) increase in the Bermuda operation, a 20.1% ($15.3 million) increase in the Specialty Underwriting operation, a 13.0% ($41.6 million) increase in the U.S. Reinsurance operation and a 4.3% ($6.9 million) increase in the U.S. Insurance operation. These changes reflect variability in premiums earned, changes in the loss expectation assumptions for business written and the net prior period reserve development and catastrophe losses discussed above. Incurred losses and LAE for each operation were also impacted by variability relating to changes in the mix of business by class and type.

The Company’s loss and LAE ratio (“loss ratio”), which is calculated by dividing incurred losses and LAE by net premiums earned, increased by 13.8 percentage points to 84.4% in the three months ended September 30, 2004 from 70.6% in the three months ended September 30, 2003, reflecting the impact of the changes in premiums earned and incurred losses and LAE discussed above, as well as changes in business mix.

The following table shows the loss ratios for each of the Company’s operating segments for the three months ended September 30, 2004 and 2003. The loss ratios for all operations were impacted by the factors noted above.

Segment Loss Ratios

Segment	20	04	20	03

U.S. Reinsurance	106.5%		75.5%
U.S. Insurance	67.8%		74.2%
Specialty Underwriting	74.6%		64.1%
International	72.6%		54.6%
Bermuda	84.9%		69.4%

Segment underwriting expenses increased by 6.5% to $270.2 million in the three months ended September 30, 2004 from $253.7 million in the three months ended September 30, 2003. Commission, brokerage, taxes and fees increased by $15.5 million, principally reflecting increases in premiums earned and changes in the mix of business. Segment other underwriting expenses increased by $1.0 million, reflecting the overall growth in business operations. Contributing to the segment underwriting expense increases were a 70.5% ($21.5 million) increase in the International operation, a 19.3% ($8.3 million) increase in the U.S. Insurance operation, a 16.5% ($5.7 million) increase in the Bermuda operation, and a 13.2% ($4.4 million) increase in the Specialty Underwriting operation, which were partially offset by a 20.8% ($23.4 million) decrease in the U.S. Reinsurance operation. The changes for each operation’s expenses principally resulted from changes in commission expenses related to changes in premium volume and business mix by class and type and, in some cases, changes in the use of specific reinsurance, as well as the underwriting performance of the underlying business. The Company’s expense ratio, which is calculated by dividing underwriting expenses by net premiums earned, was 24.1% for the three months ended September 30, 2004 compared to 24.4% for the three months ended September 30, 2003.

The Company’s combined ratio, which is the sum of the loss and expense ratios, increased by 13.5 percentage points to 108.5% in the three months ended September 30, 2004 compared to 95.0% in the three months ended September 30, 2003.

The following table shows the combined ratios for each of the Company’s operating segments for the three months ended September 30, 2004 and 2003. The combined ratios for all operations were impacted by the loss and expense ratio variability noted above.

Segment Combined Ratios

Segment	20	04	20	03

U.S. Reinsurance	132.7%		102.0%
U.S. Insurance	88.6%		94.1%
Specialty Underwriting	105.2%		92.1%
International	99.6%		80.2%
Bermuda	101.8%		89.9%

Investment Results.    Net investment income increased 23.3% to $123.8 million for the three months ended September 30, 2004 from $100.4 million for the three months ended September 30, 2003, principally reflecting the effects of investing $1,771.2 million of cash flow from operations for the twelve months ended September 30, 2004, as well as $320.0 of net proceeds from the issuance of junior subordinated debt securities in March 2004 all partially offset by the effects of the lower interest rate environment. Additionally, $5.0 million included in 2004 net investment income is an atypical increase in the carrying value of a limited partnership investment.

The following table shows a comparison of various investment yields for the periods indicated:

	20	04	20	03

Imbedded pre-tax yield of cash and invested assets at
September 30, 2004 and 2003	4.7%		4.8%
Imbedded after-tax yield of cash and invested assets at
September 30, 2004 and 2003	4.0%		4.2%
Annualized pre-tax yield on average cash and invested
assets for the three months ended September 30, 2004 and 2003	4.8%		4.9%
Annualized after-tax yield on average cash and invested
assets for the three months ended September 30, 2004 and 2003	4.0%		4.2%

Net realized capital gains were $10.1 million for the three months ended September 30, 2004, reflecting realized capital gains on the Company’s investments of $11.3 million, resulting primarily from the early liquidation of an investment portfolio trust, partially offset by $1.2 million of realized capital losses. Net realized capital losses of $30.1 million in the three months ended September 30, 2003 reflected $44.5 million of realized capital losses, which included $3.4 million relating to write-downs in the value of securities deemed to be impaired on an other than temporary basis, and $40.1 million related to the impairment on interest only strips in accordance with EITF 99-20, partially offset by realized capital gains on the Company’s investments of $14.4 million, which included $6.6 million of realized capital gains on interest only strips.

The Company has two credit default swaps, which it no longer writes, and five specialized equity put options in its product portfolio. These products meet the definition of a derivative under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). Net derivative expense from these derivative transactions for the three months ended September 30, 2004 was $6.6 million and net derivative income for the three months ended September 30, 2003 was $3.8 million, which reflects changes in fair value of the specialized equity put options.

Other expense for the three months ended September 30, 2004 and 2003 was $3.6 million and $0.4 million, respectively. The change in other expense for the three months ended September 30, 2004 was primarily due to a volume related increase in bad debt reserves for insurance premiums receivable and the variability in the impact of foreign currency exchange.

Interest expense for the three months ended September 30, 2004 and 2003 was $19.4 million and $14.3 million, respectively. Interest expense for the three months ended September 30, 2004 included $9.7 million relating to the senior notes, $9.4 million relating to the junior subordinated debt securities and $0.3 million relating to borrowings under the senior revolving credit agreements (“Credit Facility”). Interest expense for the three months ended September 30, 2003 included $9.7 million relating to the senior notes, $4.2 million relating to the junior subordinated debt securities and $0.3 million relating to borrowings under the Credit Facility. The increase in interest expense for the junior subordinated debt securities is due to the additional issuance of $320 million of debt securities in March 2004.

Income Taxes.    The Company’s income tax (benefit) expense is primarily a function of the statutory tax rates and corresponding net income in the jurisdictions where the Company operates, coupled with the impact from tax preferenced investment income. Variations between years generally reflect changes in the relative levels of pre-tax income between jurisdictions with different tax rates. Additionally, in conjunction with the transfer of the Company’s UK Branch to Bermuda Re, there were various tax issues giving rise to net tax expenses and benefits which in the aggregate served to moderate the variability between years. The Company recognized an income tax benefit of $3.7 million in the three months ended September 30, 2004 compared to income tax expense of $11.7 million in the three months ended September 30, 2003. The decrease in taxes generally reflects the impact of the third quarter catastrophe losses on the underwriting results, partially offset by additional taxable net investment income and taxable realized capital gains.

Net Income.    Net income was $11.5 million for the three months ended September 30, 2004 compared to net income of $100.3 million for the three months ended September 30, 2003, reflecting a decrease in underwriting results due to the third quarter 2004 catastrophe losses, partially offset by an improvement in investment income and realized capital gains, and decreased income taxes.

Nine Months Ended September 30, 2004 compared to Nine Months Ended September 30, 2003

Premiums.     Gross written premiums increased 6.6% to $3,527.7 million in the nine months ended September 30, 2004 from $3,310.2 million in the nine months ended September 30, 2003, as the Company took advantage of the generally attractive rates, terms and conditions available in its markets, including selected growth opportunities, while continuing to maintain a disciplined underwriting approach.

Premium growth areas included a 59.4% ($190.9 million) increase in the International operations, primarily due to a $133.0 million increase in international business written through the Miami and New Jersey offices, representing primarily Latin American business, a $38.7 million increase in Asian business and a $16.6 million increase in Canadian business. The Bermuda operation grew 31.8% ($167.8 million), reflecting an emphasis on traditional business classes in Bermuda and the UK and particularly attractive market conditions in Europe. The U.S. Insurance operation grew 13.6% ($110.2 million), principally as a result of a $166.0 million increase in program business other than workers’ compensation, partially offset by a $55.8 million decrease in workers’ compensation business. The Specialty Underwriting operation decreased 10.5% ($41.2 million), resulting primarily from a $62.1 million decrease in A&H business, partially offset by an increase in marine and aviation business of $11.1 million and an increase in surety business of $9.8 million. The U.S. Reinsurance operation decreased 16.7% ($210.1 million), principally relating to an $81.0 million decrease in treaty casualty business, a $57.9 decrease in treaty property business and a $56.5 million decrease in facultative business.

Ceded premiums decreased to $119.1 million for the nine months ended September 30, 2004 from $186.1 million for the nine months ended September 30, 2003. Ceded premiums generally relate to specific reinsurance purchased by the U.S. Insurance operation and fluctuate based upon the level of premiums written in the applicable programs.

Net written premiums increased by 9.1% to $3,408.6 million for the nine months ended September 30, 2004 from $3,124.1 million for the nine months ended September 30, 2003, reflecting the increase in gross written premiums, combined with the decrease in ceded premiums.

Premium Revenues.    Net premiums earned increased by 21.0% to $3,199.2 million in the nine months ended September 30, 2004 from $2,643.2 million in the nine months ended September 30, 2003. Contributing to this increase were a 72.4% ($275.4 million) increase in the Bermuda operation, a 69.9% ($198.2 million) increase in the International operation, a 15.1% ($91.1 million) increase in the U.S. Insurance operation and a 2.9% ($28.9 million) increase in the U.S. Reinsurance operation, partially offset by a 9.9% ($37.6 million) decrease in the Specialty Underwriting operation. All of these changes reflect period to period changes in net written premiums and business mix, together with normal variability in earning patterns. Business mix changes occur not only as the Company shifts emphasis between products, lines of business, distribution channels and markets, but also as individual contracts renew or non-renew, almost always with changes in coverage, structure, prices and/or terms, and as new contracts are accepted with coverages, structures, prices and/or terms different from those of expiring contracts. As premium reporting, earnings, loss and commission characteristics derive from the provisions of individual contracts, the continuous turnover of individual contracts, arising from both strategic shifts and day to day underwriting, can and does introduce appreciable background variability in various underwriting line items.

Expenses.     Incurred losses and LAE increased by 27.9% to $2,349.6 million in the nine months ended September 30, 2004 from $1,836.8 million in the nine months ended September 30, 2003. The increase in incurred losses and LAE was principally attributable to the increase in net premiums earned, the impact of changes in the Company’s mix of business, the provision for estimated catastrophe losses from hurricanes Charley, Frances, Ivan and Jeanne and Pacific typhoons, and reserve adjustments for prior period losses.

The Company’s loss and LAE reserves reflect estimates of ultimate claim liability. Such estimates are reevaluated on an ongoing basis, including re-estimates of prior period reserves, taking into consideration all available information and, in particular, newly reported loss and claim experience. The effect of such reevaluations impacts incurred losses for the current period. The Company notes that its analytical methods and processes operate at multiple levels including individual contracts, groupings of like contracts, classes and lines of business, internal business units, segments, legal entities, and in the aggregate. The complexities of the Company’s business and operations require analyses and adjustments, both qualitative and quantitative, at these various levels. Additionally, the attribution of reserves, changes in reserves and incurred losses, between accident year and underwriting year requires adjustments and allocations, both qualitative and quantitative, at these various levels. All of these processes, methods and practices appropriately balance actuarial science, business expertise and management judgment in a manner intended to assure the accuracy, precision and consistency of the Company’s reserving practices, which are fundamental to the Company’s operation. The Company notes however, that the underlying reserves remain estimates, which are subject to variation, and that the relative degree of variability is generally least when reserves are considered in the aggregate and generally increases as the focus shifts to more granular data levels.

Incurred losses and LAE for the nine months ended September 30, 2004 reflected ceded losses and LAE of $109.9 million compared to ceded losses and LAE for the nine months ended September 30, 2003 of $136.2 million. The decrease in ceded losses is primarily the result of fluctuations in losses ceded under the specific reinsurance coverages purchased by the U.S. Insurance operation, together with the absence in 2004 of cessions under the corporate level aggregate covers.

Incurred losses and LAE include catastrophe losses, which include the impact of both current period events and favorable and adverse development on prior period events, and are net of reinsurance. Individual catastrophe losses are reported net of specific reinsurance, but before recoveries under corporate level reinsurance and potential IBNR reserve offsets. A catastrophe is a property event with expected reported losses of at least $5.0 million before corporate level reinsurance and taxes. Catastrophe losses, net of contract specific cessions, were $232.2 million in the nine months ended September 30, 2004, relating principally to aggregate estimated losses of $255 million from hurricanes Charley, Frances, Ivan and Jeanne and Pacific typhoons, which were partially offset by $31.0 million of reserve reductions related to the World Trade Center events compared to $37.1 million in the nine months ended September 30, 2003 relating principally to May 2003 tornado and hailstorm events and hurricanes Fabian and Isabel.

Net adverse prior period reserve adjustments for the nine months ended September 30, 2004 were $121.8 million compared to $131.8 million for the nine months ended September 30, 2003. The adverse reserve adjustments for the nine months ended September 30, 2004 included A&E adjustments of $129.4 million, and net adverse non-A&E adjustments of approximately $23.4 million relating primarily to casualty reinsurance and favorable development of $31.0 million relating to the reduction of reserves for the World Trade Center events. For the nine months ended September 30, 2003, adverse reserve adjustments included $26.3 million related to A&E and $105.5 million on other lines of business, with principally all of the non-A&E adjustments relating to casualty reinsurance and insurance.

The U.S. Reinsurance segment accounted for $5.1 million of favorable prior period reserve adjustments for the nine months ended September 30, 2004, which included $34.8 million of favorable development due to the reserve reduction related to the catastrophe losses from the

World Trade Center events and net adverse prior period reserve adjustments of $79.6 million for the nine months ended September 30, 2003. Asbestos exposures accounted for $8.4 million and $13.6 million of adverse reserve adjustments for the nine months ended September 30, 2004 and 2003, respectively, with the remainder principally attributable to professional liability and casualty business classes.

The U.S. Insurance segment reflected $21.2 million and $8.3 million of net adverse prior period reserve adjustments for the nine months ended September 30, 2004 and September 30, 2003, respectively. The September 30, 2004 adverse prior period reserve adjustments were principally due to casualty classes relating to accident years 2000 through 2002.

The Specialty Underwriting segment had $7.5 million of favorable prior period reserve adjustments for the nine months ended September 30, 2004, principally related to favorable net prior period reserve adjustments in the marine, aviation and A&H business lines and net adverse prior period reserve adjustments of $18.0 million for the nine months ended September 30, 2003, principally related to the surety line of business.

The International segment had $1.0 million of favorable net prior period reserve adjustments for the nine months ended September 30, 2004 and net adverse prior period reserve adjustments of $10.0 million for the nine months ended September 30, 2003.

The Bermuda segment reflected $114.2 million of net adverse prior period reserve adjustments for the nine months ended September 30, 2004 and $15.9 million of net adverse prior reserve adjustments for the nine months ended September 30, 2003. The development in the nine months ended September 30, 2004 is primarily the result of $121.0 million of asbestos reserve development. For the nine months ended September 30, 2003, reserve adjustments included $12.7 million related to A&E exposures. All of the development related to asbestos exposures that were assumed through the September 19, 2000 loss portfolio transfer from Mt. McKinley.

The segment components of the increase in incurred losses and LAE for the nine months ended September 30, 2004 from the nine months ended September 30, 2003 were an 106.8% ($271.8 million) increase in the Bermuda operation, a 83.1% ($130.0 million) increase in the International operation, an 13.3% ($57.6 million) increase in the U.S. Insurance operation and a 12.7% ($92.9 million) increase in the U.S. Reinsurance operation, all partially offset by a 15.2% ($39.4 million) decrease in the Specialty Underwriting operation. These changes reflect variability in premiums earned, changes in the loss expectation assumptions for business written and the net prior period reserve development and catastrophe losses discussed above. Incurred losses and LAE for each operation were also impacted by variability relating to changes in the mix of business by class and type.

The Company’s loss ratio, which is calculated by dividing incurred losses and LAE by net premiums earned, increased by 3.9 percentage points to 73.4% in the nine months ended September 30, 2004 from 69.5% in the nine months ended September 30, 2003, reflecting the impact of the changes in premiums earned and incurred losses and LAE discussed above, as well as changes in business mix.

The following table shows the loss ratios for each of the Company’s operating segments for the nine months ended September 30, 2004 and 2003. The loss ratios for all operations were impacted by the factors noted above.

Segment Loss Ratios

Segment	20	04	20	03

U.S. Reinsurance	80.5%		73.6%
U.S. Insurance	70.8%		71.9%
Specialty Underwriting	64.2%		68.2%
International	59.5%		55.2%
Bermuda	80.2%		66.9%

Segment underwriting expenses increased by 14.5% to $756.3 million in the nine months ended September 30, 2004 from $660.3 million in the nine months ended September 30, 2003. Commission, brokerage, taxes and fees increased by $86.0 million, principally reflecting increases in premium volume and changes in the mix of business. Segment other underwriting expenses increased by $10.0 million as the Company continues to expand operations to support its increased business volume. Contributing to the segment underwriting expense increases were an 72.7% ($51.6 million) increase in the International operation, a 57.8% ($47.5 million) increase in the Bermuda operation and a 5.0% ($13.1 million) increase in the U.S. Reinsurance operation, which were all partially offset by a 7.1% ($9.6 million) decrease in the U.S. Insurance operation and a 6.1% ($6.7 million) decrease in the Specialty Underwriting operation. The changes for each operation’s expenses principally resulted from changes in commission expenses related to changes in premium volume and business mix by class and type and, in some cases, changes in the use of specific reinsurance, as well as the underwriting performance of the underlying business. The Company’s expense ratio, which is calculated by dividing underwriting expenses by net premiums earned, was 23.9% for the nine months ended September 30, 2004 compared to 25.2% for the nine months ended September 30, 2003.

The Company’s combined ratio, which is the sum of the loss and expense ratios, increased by 2.6 percentage points to 97.3% for the nine months ended September 30, 2004 compared to 94.7% in the nine months ended September 30, 2003.

The following table shows the combined ratios for each of the Company’s operating segments for the nine months ended September 30, 2004 and 2003. The combined ratios for all operations were impacted by the loss and expense ratio variability noted above.

Segment Combined Ratios

Segment	20	04	20	03

U.S. Reinsurance	107.6%		100.1%
U.S. Insurance	88.9%		94.3%
Specialty Underwriting	93.9%		96.7%
International	84.9%		80.2%
Bermuda	100.0%		88.5%

Investment Results.    Net investment income increased 22.1% to $361.5 million for the nine months ended September 30, 2004 from $296.1 million for the nine months ended September 30, 2003, principally reflecting the effects of investing $1,771.2 million of cash flow from operations for the twelve months ended September 30, 2004, as well as $320.0 of net proceeds from the issuance of junior subordinated debt securities in March 2004, all partially offset by the effects of the lower interest rate environment. The increase also reflected $29.7 million representing an atypical increase in the carrying value of a limited partnership investment.

The following table shows a comparison of various investment yields for the periods indicated:

	20	04	20	03

Imbedded pre-tax yield of cash and invested assets at
September 30, 2004 and December 31, 2003	4.7%		4.8%
Imbedded after-tax yield of cash and invested assets at
September 30, 2004 and December 31, 2003	4.0%		4.1%
Annualized pre-tax yield on average cash and invested
assets for the nine months ended September 30, 2004 and 2003	4.9%		5.1%
Annualized after-tax yield on average cash and invested
assets for the nine months ended September 30, 2004 and 2003	4.1%		4.4%

Net realized capital gains were $91.9 million for the nine months ended September 30, 2004, reflecting realized capital gains on the Company’s investments of $161.2 million including $118.2 million on the sale of interest only strip investments, partially offset by $69.3 million of realized capital losses, which included $65.0 million related to the write-downs in the value of interest only strips deemed to be impaired on an other than temporary basis in accordance with EITF 99-20, prior to liquidation of the interest only strip portfolio during the second quarter of 2004. Net realized capital losses were $41.5 million in the nine months ended September 30, 2003, reflecting realized capital losses on the Company’s investments of $75.9 million, which included $24.6 million relating to write-downs in the value of securities deemed to be impaired on an other than temporary basis, partially offset by $34.4 million of realized capital gains, which included $6.6 million realized capital gains on the interest only strip investments.

The Company has two credit default swaps, which it no longer writes, and five specialized equity put options in its product portfolio. These products meet the definition of a derivative under FAS 133. Net derivative expense from these derivative transactions for the nine months ended September 30, 2004 was $6.0 million and net derivative income from these derivative transactions for the nine months ended September 30, 2003 was $2.4 million, with both periods principally reflecting changes in fair value for the specialized equity put options.

Other expense for the nine months ended September 30, 2004 was $0.2 million compared to other expense of $6.0 million for the nine months ended September 30, 2003. The change in other expense for the nine months ended September 30, 2004 was primarily due to variability in the impact of foreign exchange, partially offset by a volume related increase in bad debt reserves on insurance premiums receivable.

Interest expense for the nine months ended September 30, 2004 and 2003 was $53.2 million and $43.0 million, respectively. Interest expense for the nine months ended September 30, 2004 included $29.2 million relating to the senior notes, $23.0 million relating to the junior subordinated debt securities and $1.0 million relating to borrowings under the Credit Facility. Interest expense for the nine months ended September 30, 2003 included $29.2 million relating to the senior notes, $12.7 million relating to the junior subordinated debt securities and $1.0 million relating to borrowings under the Credit Facility. The increase in interest expense for the junior subordinated debt securities was due to the additional issuance of $320 million of debt securities in March 2004.

Income Taxes.    The Company’s income tax expense is primarily a function of the statutory tax rates and corresponding net income in the jurisdictions where the Company operates, coupled with the impact from tax preferenced investment income. Variations between years generally reflect changes in the relative levels of pre-tax income between jurisdictions with different tax rates. Additionally, in conjunction with the transfer of the Company’s UK Branch to Bermuda Re, there were various tax issues giving rise to net tax expenses and benefits which in the aggregate served to moderate the variability between years. The Company recognized income tax expense of $78.6 million in the nine months ended September 30, 2004 compared to $43.7 million in the nine months ended September 30, 2003. The increase in taxes generally reflects the impact of improved net investment income and realized capital gains, partially offset by a decrease in underwriting related to increased catastrophe losses.

Net Income.    Net income was $401.5 million for the nine months ended September 30, 2004 compared to net income of $304.2 million for the nine months ended September 30, 2003, reflecting improved investment income and realized capital gains results, partially offset by a decrease in underwriting results and increased income taxes.

FINANCIAL CONDITION

Cash and Invested Assets.     Aggregate invested assets, including cash and short-term investments, were $11,027.4 million at September 30, 2004 and $9,321.3 million at December 31, 2003. This increase in cash and invested assets resulted primarily from $1,290.6 million in cash flows from operations, $320.0 million from net proceeds of the issuance of junior subordinated debt securities and $91.9 million of realized capital gains, partially offset by $53.5 million in net pre-tax unrealized depreciation of the Company’s investments, primarily reflecting the recent rise in interest rates. Gross pre-tax unrealized appreciation and depreciation across the Company’s investment portfolio were $369.9 million and $45.6 million, respectively, at September 30, 2004 compared to gross pre-tax unrealized appreciation and depreciation at December 31, 2003 of $421.4 million and $43.7 million, respectively.

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

Commencing with the second quarter of 2003 and through the second quarter of 2004, the Company had investments in interest only strips. These investments were aimed at mitigating potential decreases in unrealized appreciation on the Company’s fixed income portfolio during a period where management judged that there was extraordinary potential for an increase on general interest rates. These fixed maturity securities give the holder the right to receive interest payments at a stated coupon rate on an underlying pool of mortgages. The interest payments on the outstanding mortgages are guaranteed by entities generally rated AAA. The ultimate cash flow from these investments is primarily dependent upon the average life of the mortgage pool. Generally, as market interest rates and, more specifically, market mortgage rates decline, mortgagees tend to refinance which will decrease the average life of a mortgage pool and decrease expected cash flows. Conversely, as market interest rates and, more specifically, market mortgage rates rise, repayments will slow and the ultimate cash flows will tend to rise. Accordingly, the market value of these investments tends to increase as general interest rates rise and decline as general interest rates fall. These movements are generally counter to the impact of interest rate movements on the Company’s other fixed income investments. The Company liquidated its interest only strip investment portfolio in the second quarter of 2004 at which point management concluded the extraordinary potential increases in general interest rates had subsided to a more normal level.

The tables below summarize the characteristics of the Company’s investment portfolio for the periods indicated:

	As of	As of
	September 30, 2004	December 31, 2003

Fixed maturities	88.3%	93.6%
Equity securities	4.1%	1.7%
Short-term investments	4.8%	1.6%
Other invested assets	1.2%	1.1%
Cash	1.6%	2.0%

Total investments and cash	100.0%	100.0%

	As of	As of
	September 30, 2004	December 31, 2003

Fixed income portfolio duration	5.4 years	4.2 years
Fixed income composite credit quality	Aa2	Aa2
Imbedded end of period yield, pre-tax	4.7%	4.8%
Imbedded end of period yield, after-tax	4.0%	4.1%

The increase in short-term investments is due principally to temporary increases in target liquidity levels due to the current low level interest rate environment, coupled with maintaining liquidity levels for the maturing $250 million of senior notes due in March 2005. The increase in equity securities reflects a modest reweighting of the Company’s target asset mix.

The Company, because of its income orientation, generally considers total return, the combination of income yield and capital appreciation/depreciation, to be less relevant as a measure of performance than may be the case for investment portfolios managed with alternative strategies.

The following table provides a comparison of the Company’s total return by asset class to broadly accepted industry benchmarks.

	Quarter Ended	Year Ended
	September 30, 2004	December 31, 2003

Fixed income portfolio total return	4.0%	6.2%
Lehman bond aggregate	3.4%	4.1%
Common equity portfolio total return	3.4%	17.0%
S & P 500	1.5%	28.7%

Reinsurance Receivables.     Reinsurance receivables totaled $1,246.8 million at September 30, 2004 and $1,284.1 million at December 31, 2003. At September 30, 2004, $448.7 million, or 36.0%, was receivable from subsidiaries of London Reinsurance Group (London Life). These receivables are effectively secured by a combination of letters of credit and funds held arrangements under which the Company has retained the premium payments due the retrocessionaire, recognized liabilities for such amounts and reduced such liabilities as payments are due from the retrocessionaire. In addition, $160.0 million, or 12.8%, was receivable from Prudential Property and Casualty Insurance Company of Indiana (“Prupac”), whose obligations are guaranteed by The Prudential Insurance Company of America (“The Prudential”), $129.3 million, or 10.4%, was receivable from Transatlantic Reinsurance Company, and $100.0 million, or 8.0%, was receivable from Continental Insurance Company, which is partially secured by funds held arrangements. No other retrocessionaire accounted for more than 5% of the Company’s receivables.

Loss and LAE Reserves.    Gross loss and LAE reserves totaled $7,517.5 million at September 30, 2004 and $6,361.2 million at December 31, 2003. The increase during the nine months ended September 30, 2004 is primarily attributable to increased premiums earned, net prior period reserve adjustments in select areas, increase in catastrophe losses and normal variability in claim settlements.

Effective January 1, 2004, Everest Re sold its United Kingdom branch to Bermuda Re. Business for this branch was previously included in the International segment and is now included in the Bermuda segment. Due to the sale and in accordance with FAS 131, the Company restated the International and Bermuda segments at December 31, 2003.

The following tables summarize gross outstanding loss and LAE reserves, segregated into case reserves and IBNR reserves, which are managed on a combined basis, for the periods indicated.

Gross Reserves By Segment
	As of September 30, 2004
	Case	IBNR	Total
(Dollars in thousands)	Reserves	Reserves	Reserves

U.S. Reinsurance	$1,286,510	$2,190,415	$3,476,925
U.S. Insurance	571,651	760,810	1,332,461
Specialty Underwriting	207,884	127,573	335,457
International	359,157	322,696	681,853
Bermuda	381,756	490,766	872,522

Total excluding A&E	2,806,958	3,892,260	6,699,218
A&E	614,985	203,269	818,254

Total including A&E	$3,421,943	$4,095,529	$7,517,472

	As of December 31, 2003
	Case	IBNR	Total
(Dollars in thousands)	Reserves	Reserves	Reserves

U.S. Reinsurance	$1,271,956	$1,835,902	$3,107,858
U.S. Insurance	445,802	620,895	1,066,697
Specialty Underwriting	228,572	80,839	309,411
International	353,686	149,717	503,403
Bermuda	256,059	352,559	608,618

Total excluding A&E	2,556,075	3,039,912	5,595,987
A&E	483,433	281,824	765,257

Total including A&E	$3,039,508	$3,321,736	$6,361,244

The increases by segment generally reflect increases in earned premium, changes in business mix and the impact of reserve recalculations together with claim settlement activity. The increases for A&E reflect the impact of reserve re-evaluations and claim settlement activity.

The Company’s loss and LAE reserves reflect estimates of ultimate claim liability. Such estimates are reevaluated on an ongoing basis, including re-estimates of prior period reserves, taking into consideration all available information and, in particular, newly reported loss and claim experience. The effect of such reevaluations impacts incurred losses for the current period. The Company notes that its analytical methods and processes operate at multiple levels including individual contracts, groupings of like contracts, classes and lines of business, internal business units, segments, legal entities, and in the aggregate. The complexities of the Company’s business and operations require analyses and adjustments, both qualitative and quantitative, at these various levels. Additionally, the attribution of reserves, change in reserves and incurred losses, between accident year and underwriting year requires adjustments and allocations, both qualitative and quantitative, at these various levels. All of these processes, methods and practices appropriately balance actuarial science, business expertise and management judgment in a manner intended to assure the accuracy, precision and consistency of the Company’s reserving practices, which are fundamental to the Company’s operation. The Company notes however, that the underlying reserves remain estimates, which are subject to variation, and that the relative degree of variability is generally least when reserves are considered in the aggregate and generally increases as the focus shifts to more granular data levels.

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

With respect to Mt. McKinley, where the Company has a direct relationship with policyholders, the Company’s aggressive litigation posture and the uncertainties inherent in the asbestos coverage and bankruptcy litigation have provided an opportunity to actively engage in settlement negotiations with a number of those policyholders who have potentially significant asbestos liabilities. Those discussions are oriented towards achieving reasonable negotiated settlements that limit Mt. McKinley’s liability to a given policyholder to a sum certain. Thus far in 2004, the Company has concluded such settlements or reached agreement in principle with several of its high profile policyholders. The Company has currently identified 21 policyholders based on their past claim activity and/or potential future liabilities as “High Profile Policyholders” and its settlement efforts are generally directed at such policyholders, in part because their exposures have developed to the point where both the policyholder and the Company have sufficient information to be motivated to settle. The Company believes that this active approach will ultimately result in a more cost-effective liquidation of Mt. McKinley’s liabilities than a passive approach, although it may also introduce additional variability in Mt. McKinley’s losses and cash flows as reserves are adjusted to reflect the development of negotiations and, ultimately, potentially accelerated settlements.

There is less potential for similar settlements with respect to the Company’s reinsurance asbestos claims. Ceding companies, with their direct obligation to insureds and overall responsibility for claim settlements, are not consistently aggressive in developing claim settlement information and conveying this information to reinsurers, which can introduce significant and perhaps inappropriate delays in the reporting of asbestos claims/exposures to reinsurers. These delays not only extend the timing of reinsurance claim settlements, but also restrict the information available to estimate the reinsurers’ ultimate exposure.

Due to the uncertainties discussed above, the ultimate losses attributable to A&E, and particularly asbestos, may be subject to more variability than are non-A&E reserves and such variation could have a material adverse effect on the Company’s financial condition, results of operations and/or cash flows.

The following table summarizes incurred losses with respect to A&E on both a gross and net of retrocessional basis for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2004	2003	2004	2003

Gross basis:
Beginning of period reserves	$829,899	$646,159	$765,257	$667,922
Incurred losses	20,000	56,323	139,300	73,996
Paid losses	(31,645)	(9,702)	(86,303)	(49,138)

End of period reserves	$818,254	$692,780	$818,254	$692,780

Net basis:
Beginning of period reserves	$598,532	$503,220	$534,369	$527,462
Incurred losses	18,028	14,960	129,422	26,319
Paid losses	(29,104)	(9,015)	(76,335)	(44,616)

End of period reserves	$587,456	$509,165	$587,456	$509,165

At September 30, 2004, the gross reserves for A&E losses were comprised of $146.9 million representing case reserves reported by ceding companies, $141.3 million representing additional case reserves established by the Company on assumed reinsurance claims, $326.8 million representing case reserves established by the Company on direct excess insurance claims, including Mt. McKinley, and $203.3 million representing IBNR reserves.

Industry analysts have developed a measurement, known as the survival ratio, to compare the A&E reserves among companies with such liabilities. The survival ratio is typically calculated by dividing a company’s current net reserves by the three year average of paid losses, and therefore measures the number of years that it would take to exhaust the current reserves based on historical payment patterns. Using this measurement, the Company’s net three year A&E survival ratio was 8.5 years at September 30, 2004. Adjusting for the effect of the reinsurance ceded under the reinsurance agreement with Prupac, this ratio rises to the equivalent of 10.8 years at September 30, 2004. The cession of $160.0 million to the stop loss reinsurance provided by Prupac in connection with the acquisition of Mt. McKinley results in unpaid proceeds that are not reflected in past net payments and effectively extend the funding available for future net payments. Because the survival ratio was developed as a comparative measure of reserve strength and not of absolute reserve adequacy, the Company considers, but does not rely on, the survival ratio when evaluating its reserves. In particular, the Company notes that loss payout variability, which can be material, due in part to the Company’s orientation to negotiated settlements, particularly on its Mt. McKinley exposures, significantly impairs the credibility/utility of this measure as an analytical tool.

The Company’s net three year survival ratio on its asbestos exposures only was 9.4 years for the period ended September 30, 2004. This three year survival ratio, when adjusted for the effect of the reinsurance ceded under the stop loss cover from Prupac, was 12.5 years and, when adjusted for coverage in place and structured settlements, which are either fully funded by reserves or subject to financial terms that substantially limit the potential variability in the liability, and the stop loss protection from Prupac, was 25.7 years.

Shareholders’ Equity.     The Company’s shareholders’ equity increased to $3,533.8 million as of September 30, 2004 from $3,164.9 million as of December 31, 2003, principally reflecting net income of $401.5 million for the nine months ended September 30, 2004 and additional capital of $24.0 million resulting from stock option exercises, partially offset by a decrease of $35.4 million of net after-tax unrealized appreciation on the Company’s investments, a $2.0 million decrease in net after-tax currency translation adjustments and $16.8 million of shareholder dividends.

LIQUIDITY AND CAPITAL RESOURCES

Capital.     The Company’s business operations are in part dependent on the Company’s financial strength, and the market’s perception thereof, as measured by shareholders’ equity, which was $3,533.8 million and $3,164.9 million at September 30, 2004 and December 31, 2003, respectively. The Company has flexibility with respect to capitalization as the result of its perceived financial strength, including its financial strength ratings as assigned by independent rating agencies, and its access to the debt and equity markets. The Company continuously monitors its capital and financial position, as well as investment and security market conditions, both in general and with respect to the Company’s securities, and responds accordingly.

From time to time the Company has used open market share repurchases to effectively adjust its capital position. It made no such purchases in 2003 or through September 30, 2004. In September 2004, the Company’s existing authorization to purchase up to 1.7 million shares was amended to authorize the repurchase of up to 5 million shares. The Company notes, outside of its open market repurchase program that it has repurchased 4,800 shares in 2004 from employees in connection with restricted share vestings where individual employees chose to discharge withholding tax liabilities on vesting shares through the surrendering of a portion of such shares.

The Company has a shelf registration statement on Form S-3 on file with the Securities and Exchange Commission (“SEC”), which was declared effective by the SEC on December 22, 2003, that provides for the issuance of up to $975 million of securities. Generally, under this shelf registration statement, Group is authorized to issue common shares, preferred shares, debt securities, warrants and hybrid securities, Holdings is authorized to issue debt securities and Everest Re Capital Trust II (“Capital Trust II”) and Everest Re Capital Trust III (“Capital Trust III”) are authorized to issue trust preferred securities. The following securities have been issued pursuant to that registration statement, which at October 7, 2004 has a remaining balance of $405.0 million.

o	On March 29, 2004, Capital Trust II, an unconsolidated affiliate, issued trust preferred securities resulting in a takedown from the shelf registration statement of $320 million. In conjunction with the issuance of Capital Trust II’s trust preferred securities, Holdings issued $329.9 million of 6.20% junior subordinated debt securities due March 29, 2034 to Capital Trust II. Part of the proceeds from the junior subordinated debt securities issuance was used for capital contributions to Holdings’ operating subsidiaries.

o	On October 6, 2004, Holdings completed a public offering of $250.0 million principal amount of 5.40% senior notes due October 6, 2014, pursuant to its currently effective shelf registration statement. The net proceeds will be utilized to retire existing debt at Holdings, which is coming due in March 2005, and for other general corporate purposes.

On July 30, 2002, the Company filed a shelf registration statement on Form S-3 with the SEC providing for the issuance of up to $475.0 million of securities. Generally, under this shelf registration statement, Group was authorized to issue common shares, preferred shares, debt securities, warrants and hybrid securities, Holdings was authorized to issue debt securities and Everest Re Capital Trust (“Capital Trust”) was authorized to issue trust preferred securities. This shelf registration statement became effective on September 26, 2002 and was effectively exhausted with the April 23, 2003 transaction described below. The following securities were issued pursuant to that registration statement.

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

The Company’s liquidity requirements are generally met from positive cash flow from operations. Positive cash flow results from reinsurance and insurance premiums being collected prior to disbursements for claims, which disbursements generally take place over an extended period after the collection of premiums, sometimes a period of many years. Collected premiums are generally invested, prior to their use in such disbursements, and investment income provides funding for loss payments. The Company’s net cash flows from operating activities were $1,290.6 million and $1,173.1 million for the nine months ended September 30, 2004 and 2003, respectively. The Company’s net cash flows from operations increased primarily due to the growth in business coupled with favorable underwriting results. Additionally, these cash flows included net tax payments of $97.9 million and $47.1 million for the nine months ended September 30, 2004 and 2003, respectively; catastrophe loss payments of $40.3 million and $66.9 million in the nine months ended September 30, 2004 and 2003, respectively; and a $46.8 million payment on a terminated annuity reinsurance arrangement for the nine months ended September 30, 2004.

In periods for which disbursements for claims and benefits, policy acquisition costs and other operating expenses exceed premium inflows, cash flow from insurance operations would be negative. The effect on cash flow from operations would be partially offset by cash flow from investment income. Additionally, cash flow from investment maturities, both short term investments and longer term maturities mitigate the impact on total cash flow.

As the exact timing of the payment of claims and benefits cannot be predicted with certainty, the Company maintains portfolios of long term invested assets with varying maturities, along with short-term investments that are intended to provide adequate cash for payment of claims. At September 30, 2004 and December 31, 2003 the Company held cash and short-term investments of $705.1 million and $336.7 million, respectively. In addition to these cash and short-term investments at December 31, 2003, the Company had $4.0 billion, at fair value, of available for sale fixed maturity securities maturing within five years and an additional $5.7 billion, which mature at future periods. These securities, in conjunction with the short-term investments and positive cash flow from operations, provide adequate sources of liquidity for the expected payment of losses in the near future. The Company does not anticipate selling securities or using available credit facilities to pay losses and LAE but has the ability to do so. Management expects the trend of positive cash flow from operations should persist absent substantive deterioration in market conditions.

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

The Credit Facility requires Holdings to maintain a debt to capital ratio of not greater than 0.35 to 1 and a minimum interest coverage ratio of 2.5 to 1 and requires Everest Re to maintain its statutory surplus at $1.0 billion plus 25% of aggregate net income and capital contributions earned or received after January 1, 2003. As of September 30, 2004, the Company was in compliance with these covenants.

During the nine months ended September 30, 2004, Holdings made no payments on and had no additional borrowings under the Credit Facility. As of September 30, 2004 and 2003, Holdings had outstanding Credit Facility borrowings of $70.0 million. Interest expense incurred in connection with these borrowings was $1.0 million for each of the nine months ended September 30, 2004 and 2003.

The Company has arrangements available for the issuance of letters of credit, which letters are generally collateralized by the Company’s cash or investments and which are generally used to collateralize reinsurance assumed by Bermuda Re from jurisdictions where collateralization is generally required for the ceding company to receive credit for such reinsurance recoverables from its principal regulator. Bermuda Re and Everest International Reinsurance, Ltd. also used trust arrangements to provide collateralization to ceding companies, including affiliates. The

Company generally avoids providing collateral except where required for ceding companies to receive credit from their regulators. At September 30, 2004, $259.8 million of letters of credit were issued and outstanding under these arrangements and substantially all were related to Bermuda Re. Furthermore, at September 30, 2004, $191.1 million of assets were deposited in trust accounts, primarily on behalf of Bermuda Re, as security for reinsurance recoverables of certain non-affiliated ceding companies.

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

The Company’s $11.0 billion investment portfolio is principally comprised of fixed maturity securities, which are subject to interest rate risk and foreign currency rate risk, and equity securities, which are subject to equity price risk. The impact of these risks on the investment portfolio is generally mitigated by changes in the value of operating assets and liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity portfolio, including short-term investments, due to change in market interest rates. In a declining interest rate environment, it includes prepayment risk on the $1,509.3 million of mortgage-backed securities in the $9,733.3 million fixed maturity portfolio. Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The table below displays the potential impact of market value fluctuations and after-tax unrealized appreciation on the Company’s fixed maturity portfolio as of September 30, 2004 based on parallel 200 basis point shifts in interest rates up and down in 100 basis point increments. For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually. To generate appropriate price estimates on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account. For legal entities with a non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios. All amounts are in U.S. dollars and are presented in millions.

As of September 30, 2004
Interest Rate Shift in Basis Points

	-200	-100	0	100	200

Total Market Value	$11,508.8	$10,884.3	$10,259.5	$9,643.9	$9,065.4
Market Value Change from Base (%)	12.2%	6.1%	0.0%	-6.0%	-11.6%
Change in Unrealized Appreciation
After-tax from Base ($)	$930.0	$463.9	$-	$(456.5)	$(886.8)

The Company had $7,517.5 million and $6,391.2 million of reserves for losses and adjustment expenses as of September 30, 2004 and December 31, 2003. These amounts are recorded at their nominal or estimated ultimate payment amount, as opposed to fair value, which would reflect a discount adjustment to reflect the time value of money. Since losses are paid out over a period of time, the fair value of the reserves is less than the nominal value. As interest rates rise, the fair value of the reserves decreases and conversely, if interest rates decline, the fair value will increase. These movements are the opposite of the interest rate impacts on the fair value of investments since reserves are future obligations. While the difference between fair value and nominal value is not reflected in the Company’s financial statements, the Company’ financial results will benefit over time as income is earned on the investment portfolio until the claims are paid. The Company’s loss and loss reserve obligations have an expected duration reasonably consistent with the Company’s fixed income portfolio, and total approximately 73% of such assets. The existence of such obligations, and the variable differential between ultimate and fair value, provides substantial mitigation of the economic effects of interest rate variability even though such mitigation is not reflected in the Company’s financial statements.

Foreign currency rate risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates. Each of the Company’s non-U.S./Bermuda (“foreign”) operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines. Generally, the Company prefers to maintain the capital of its operations in U.S. dollar assets, although this varies by regulatory jurisdiction in accordance with market needs. Each foreign operation may conduct business in its local currency, as well as the currency of other countries in which it operates. The primary foreign currency exposures for these foreign operations are the Canadian Dollar, the British Pound Sterling and the Euro. The Company mitigates foreign exchange exposure by a general matching of the currency and duration of its assets to its corresponding operating liabilities. In accordance with Financial Accounting Standards Board Statement No. 52, the Company translates the assets, liabilities and income of non-U.S. dollar functional currency legal entities to the U.S. dollar. This translation amount is reported as a component of other comprehensive income. As of

September 30, 2004, there has been no material change in exposure to foreign exchange rates as compared to December 31, 2003.

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

As of September 30, 2004
Change in Equity Values in Percent

	-20%	-10%	0%	10%	20%

Market Value of the Equity Portfolio	$364.2	$409.8	$455.3	$500.8	$546.4

After-tax Change in Unrealized
Appreciation	$(59.2)	$(29.6)	$-	$29.6	$59.2

Although not considered material in the context of the Company’s aggregate exposure to market sensitive instruments, the Company has issued five specialized equity put options based on the S&P 500 index that are market sensitive and sufficiently unique to warrant supplemental disclosure.

During 2001, the Company sold five specialized equity put options based on the S&P 500 index for total consideration, net of commissions, of $16.9 million. These contracts each have a single exercise date, with maturities ranging from 18 to 30 years and strike prices ranging from $1,141.21 to $1,540.63. No amounts will be payable under these contracts if the S&P 500 index is at or above the strike price on the exercise dates. If the S&P 500 index is lower than the strike price on the applicable exercise date, the amount due will vary proportionately with the percentage by which the index is below the strike price. Based on historical index volatilities and trends and the September 30, 2004 index value, the Company estimates the probability for each contract of the S&P index being below the strike price on the exercise date to be less than 9.9%. The theoretical maximum payouts under the contracts would occur if on each of the exercise dates the S&P 500 index value were zero.

As these specialized equity put options are derivatives within the framework of FAS 133, the Company reports the fair value of these instruments in its balance sheet and record any changes to fair value in its statement of operations. The Company has recorded fair values for its obligations on these specialized equity put options at September 30, 2004 and December 31, 2003 of $22.5 million and $16.5 million, respectively; however, the Company does not believe that the ultimate settlement of these transactions is likely to require a payment that would exceed the initial consideration received or any payment at all.

As there is no active market for these instruments, the determination of their fair value is based on an industry accepted option pricing model, which requires estimates and assumptions, including those regarding volatility and expected rates of return.

The table below estimates the impact of potential movements in interest rates and the S&P 500 index, which are the principal factors affecting fair value of these instruments, looking forward from the fair value at September 30, 2004. These are estimates and there can be no assurances regarding future market performance. The asymmetrical results of the interest rate and S&P 500 index shifts reflect that the liability cannot fall below zero whereas it can increase to its theoretical maximum.

As of September 30, 2004
S & P 500 Index Put Options Obligation – Sensitivity Analysis
(Dollars in millions)

Interest Rate Shift in Basis Points:	-100	-50	0	50	100

Total Market Value	$34.8	$28.1	$22.5	$18.0	$14.3
Market Value Change from Base (%)	-54.8%	-24.7%	0.0%	20.2%	36.6%

S & P Index Shift in Points:	-200	-100	0	100	200

Total Market Value	$30.5	$26.1	$22.5	$19.5	$17.0
Market Value Change from Base (%)	-35.3%	-16.0%	0.0%	13.3%	24.5%

Combined Interest Rate / S & P Index Shift:	-100/-200	-50/-100	0/0	50/100	100/200

Total Market Value	$45.7	$32.3	$22.5	$15.5	$10.5
Market Value Change from Base (%)	-103.0%	-43.5%	0.0%	31.3%	53.5%

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

Part I – Item 3

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

Part II – Item 2. Changes In Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)

July 1 – 31	0	N/A	0	1,730,000

August 1 – 31	0	N/A	0	1,730,000

September 1 – 30 (1)	4,800	$ 74.12	0	5,000,000

Total	4,800	$ 74.12	0	5,000,000

1) The 4,800 shares were withheld as payment for taxes on restricted shares that became unrestricted in the quarter.
(2) On January 21, 2000, the Company’s board of directors approved a share repurchase program authorizing the Company and/or its subsidiary Holdings to purchase up to an aggregate of 2,200,000 of the Company’s common shares through open market transactions. On September 21, 2004, the Company’s board of directors approved an amended share repurchase program authorizing the Company and/or its subsidiary Holdings to purchase up to an aggregate of 5,000,000 of the Company’s common shares through open market transactions, privately negotiated transactions or both.

Part II – Item 3. Defaults Upon Senior Securities

None.

Part II – Item 4. Submission of Matters to a Vote of Security Holders

None.

Part II – Item 5. Other Information

None.

Part II – Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibit Index:

Exhibit No.	Description

11.1	Statement regarding computation of per share earnings

31.1	Section 302 Certification of Joseph V. Taranto

31.2	Section 302 Certification of Stephen L. Limauro

32.1	Section 906 Certification of Joseph V. Taranto and Stephen L. Limauro

(b)	Reports on Form 8-K:

A report on Form 8-K was furnished on July 19, 2004, under Item 12, relating to the Company’s July 19, 2004 news release setting forth its second quarter 2004 earnings.

A report on Form 8-K was furnished on August 20, 2004, under Item 9, relating to the Company’s August 20, 2004 news release announcing its estimate of losses from hurricane Charley.

A report on Form 8-K was furnished on September 21, 2004, under Item 7.01, relating to the Company’s September 21, 2004 news release announcing its amended share repurchase program.

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

Dated: November 9, 2004