Form 10-K
period 2004-12-31
EVEREST RE GROUP LTD
filed 2005-03-15
CIK 1095073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-K
_________________

Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004	Commission file number 1-15731

EVEREST RE GROUP, LTD.
(Exact name of registrant as specified in its charter)

Bermuda	98-0365432
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

Wessex House – 2 nd Floor
45 Reid Street
PO Box HM 845
Hamilton HM DX, Bermuda
441-295-0006
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive office)

_________________

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	on Which Registered
Common Shares, $.01 par value per share	New York Stock Exchange

___________________

Securities registered pursuant to Section 12(g) of the Act: None
___________________

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

Yes   X       No___

        The aggregate market value on June 30, 2004, the last business day of the registrant’s most recently completed second quarter, of the voting stock held by non-affiliates of the registrant was $4,505.3 million.

        At March 1, 2005, the number of shares outstanding of the registrant’s common shares was 56,246,539.

DOCUMENTS INCORPORATED BY REFERENCE

        Certain information required by Items 10, 11, 12, 13 and 14 of Form 10-K is incorporated by reference into Part III hereof from the registrant’s proxy statement for the 2005 Annual General Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of the close of the registrant’s fiscal year ended December 31, 2004.

2

3

PART I

Unless otherwise indicated, all financial data in this document have been prepared using generally accepted accounting principles (“GAAP”) in the United States of America. As used in this document, “Group” means Everest Re Group, Ltd. (formerly Everest Reinsurance Group, Ltd.); “Holdings” means Everest Reinsurance Holdings, Inc.; “Everest Re” means Everest Reinsurance Company and its subsidiaries (unless the context otherwise requires); and the “Company” means Everest Re Group, Ltd. and its subsidiaries, except when referring to periods prior to February 24, 2000, when it means Holdings and its subsidiaries.

ITEM 1. Business

The Company
Group, a Bermuda company, was established in 1999 as a wholly-owned subsidiary of Holdings. On February 24, 2000, a corporate restructuring was completed and Group became the new parent holding company of Holdings, which remains the holding company for the Company’s U.S. based operations. Holders of shares of common stock of Holdings automatically became holders of the same number of common shares of Group. Prior to the restructuring, Group had no significant assets or capitalization and had not engaged in any business or prior activities other than in connection with the restructuring. The Company had gross written premiums in 2004 of $4.7 billion and shareholders’ equity at December 31, 2004 of $3.7 billion.

In connection with the restructuring, Group established a Bermuda-based reinsurance subsidiary, Everest Reinsurance (Bermuda), Ltd. (“Bermuda Re”), which commenced business in the second half of 2000. Group also formed Everest Global Services, Inc., a Delaware subsidiary, to perform administrative and back-office functions for Group and its U.S. based and non-U.S. based subsidiaries.

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

The Company’s principal business, conducted through its operating subsidiaries, is the underwriting of reinsurance and insurance in the U.S., Bermuda and international markets. The Company underwrites reinsurance both through brokers and directly with ceding companies, giving it the flexibility to pursue business regardless of the ceding company’s preferred reinsurance purchasing method. The Company underwrites insurance principally through general agent relationships and surplus lines brokers. Group’s operating subsidiaries, excluding Mt. McKinley Insurance Company (“Mt. McKinley”), which is in run-off, are each rated A+ (“Superior”) by A.M. Best Company (“A.M. Best”), an independent insurance industry rating organization that rates insurance companies on factors of concern to policyholders.

Following is a summary of the Company’s principal operating subsidiaries:

o	Bermuda Re, a Bermuda insurance company and a direct subsidiary of Group, is registered in Bermuda as a Class 4 insurer and long-term insurer and is authorized to write property and casualty business and life and annuity business. Bermuda Re commenced business in the second half of 2000. On January 1, 2004 Bermuda Re purchased the UK branch of Everest Re. Bermuda Re’s UK branch provides property and casualty reinsurance to the United Kingdom and European markets. Bermuda Re had shareholders’equity at December 31, 2004 of $1.7 billion based on U.S. GAAP.

o	Everest International Reinsurance, Ltd. (“Everest International”), a Bermuda insurance company and a direct subsidiary of Group, is registered in Bermuda as a Class 4 insurer and is authorized to write property and casualty business. All of Everest International’s business during 2004, related to quota share reinsurance of Everest Re and the UK branch of Bermuda Re. Everest International had shareholders’ equity at December 31, 2004 of $142 million based on U.S. GAAP.

o	Everest Re, a Delaware insurance company and a direct subsidiary of Holdings, is a licensed property and casualty insurer and/or reinsurer in all states (except Nevada and Wyoming), the District of Columbia and Puerto Rico and is authorized to conduct reinsurance business in the United Kingdom (through July 12, 2004), Canada and Singapore. Everest Re underwrites property and casualty reinsurance for insurance and reinsurance companies in the U.S. and international markets. Everest Re had statutory surplus at December 31, 2004 of $2.1 billion.

o	Everest National Insurance Company (“Everest National”), an Arizona insurance company and a direct subsidiary of Everest Re, is licensed in 47 states and the District of Columbia and is authorized to write property and casualty insurance in the jurisdictions in which it is licensed. This is called writing insurance on an admitted basis. The majority of Everest National’s business is reinsured by its parent, Everest Re.

o	Everest Indemnity Insurance Company (“Everest Indemnity”), a Delaware insurance company and a direct subsidiary of Everest Re, engages in the excess and surplus lines insurance business in the U.S. Excess and surplus lines insurance is specialty property and liability coverage that an insurer not licensed to write insurance in a particular jurisdiction is permitted to provide to insureds when the specific specialty coverage is unavailable from admitted insurers. This is called writing insurance on a non-admitted basis. Everest Indemnity is licensed in Delaware and is eligible to write business on a non-admitted basis in 49 states, the District of Columbia and Puerto Rico. The majority of Everest Indemnity’s business is reinsured by its parent, Everest Re.

o	Everest Security Insurance Company (“Everest Security”), formerly Southeastern Security Insurance Company, a Georgia insurance company and a direct subsidiary of Everest Re, was acquired in January 2000 and writes property and casualty insurance on an admitted basis in Georgia and Alabama. The majority of Everest Security’s business is reinsured by its parent, Everest Re.

o	Mt. McKinley (f/k/a Gibraltar Casualty Company, “Gibraltar”), a Delaware insurance company and a direct subsidiary of Holdings, was acquired by Holdings in September 2000 from The Prudential. Mt. McKinley was formed by Everest Re in 1978 to engage in the excess and surplus lines insurance business in the U.S. In 1985, Mt. McKinley ceased writing new and renewal insurance and now its ongoing operations relate to servicing claims arising from its previously written business. Effective September 19, 2000, Mt. McKinley and Bermuda Re entered into a loss portfolio transfer reinsurance agreement, whereby Mt. McKinley transferred, for what management believes to be arm’s-length consideration, all of its net insurance exposures and reserves to Bermuda Re.

o	Everest Re Holdings, Ltd. ("Everest Ltd."), a Bermuda company and a direct subsidiary of Everest Re, was formed in 1998 and owned Everest Re Ltd., a United Kingdom company that was dissolved after its reinsurance operations were converted into branch operations of Everest Re. Everest Ltd. holds $79 million of investments and cash, the management of which constitutes its principal operations.

Reinsurance Industry Overview
Reinsurance is an arrangement in which an insurance company, the reinsurer, agrees to indemnify another insurance company, the ceding company, against all or a portion of the insurance risks underwritten by the ceding company under one or more insurance contracts. Reinsurance can provide a ceding company with several benefits, including a reduction in net liability on individual risks or classes of risks, catastrophe protection from large or multiple losses and assistance in maintaining acceptable financial ratios. Reinsurance also provides a ceding company with additional underwriting capacity by permitting it to accept larger risks and write more business than would be possible without a concomitant increase in capital and surplus. Reinsurance, however, does not discharge the ceding company from its liability to policyholders.

There are two basic types of reinsurance arrangements: treaty and facultative reinsurance. In treaty reinsurance, the ceding company is obligated to cede and the reinsurer is obligated to assume a specified portion of a type or category of risks insured by the ceding company. Treaty reinsurers do not separately evaluate each of the individual risks assumed under their treaties and, consequently, after a review of the ceding company’s underwriting practices, are largely dependent on the original risk underwriting decisions made by the ceding company. In facultative reinsurance, the ceding company cedes and the reinsurer assumes all or part of the risk under a single insurance contract. Facultative reinsurance is negotiated separately for each insurance contract that is reinsured. Facultative reinsurance normally is purchased by ceding companies for individual risks not covered by their reinsurance treaties, for amounts in excess of the dollar limits of their reinsurance treaties or for unusual risks.

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

Marketing
The Company writes business on a worldwide basis for many different customers and for many lines of business, providing a broad array of coverages. The Company is not materially dependent on any single customer, small group of customers, line of business or geographical area. For the 2004 calendar year, no single customer (ceding company or insured) generated more than 7.8% of the Company’s gross written premiums. The Company does not believe that a reduction of business from any one customer would have a material adverse effect on its future financial condition or results of operations due to the Company’s competitive position in the marketplace and the continuing availability of other sources of business.

Approximately 60.0%, 13.1% and 26.9% of the Company’s 2004 gross written premiums were written in the broker reinsurance, direct reinsurance and insurance markets, respectively. The Company’s ability to write reinsurance both through brokers and directly with ceding companies gives it the flexibility to pursue business regardless of the ceding company’s preferred reinsurance purchasing method.

The broker reinsurance market consists of several substantial national and international brokers and a number of smaller specialized brokers. Brokers do not have the authority to bind the Company with respect to reinsurance agreements, nor does the Company commit in advance to accept any portion of a broker’s submitted business. Reinsurance business from any ceding company, whether new or renewal, is subject to acceptance by the Company. Brokerage fees are generally paid by reinsurers. The Company’s ten largest brokers accounted for an aggregate of approximately 45.1% of gross written premiums in 2004, with the two largest brokers accounting for approximately 16.9% (Marsh & McLennan Companies, Inc.) and 8.3% (Aon Risk Services) of gross written premiums, respectively. The Company does not believe that a reduction of business assumed from any one broker would have a materially adverse effect on the Company due to its competitive position in the market place, relationships with ceding companies and the continuing availability of other sources of business.

The direct reinsurance market remains an important distribution channel for reinsurance business written by the Company. Direct placement of reinsurance enables the Company to access clients who prefer to place their reinsurance directly with reinsurers based upon the reinsurer’s in-depth understanding of the ceding company’s needs.

The Company’s insurance business is written principally through general agent relationships and surplus lines brokers. In 2004, the Company’s largest agency relationship, American All-Risk Insurance Services, LLC, accounted for approximately 7.8% of gross written premiums, which consists of approximately 15,000 individual workers’ compensation policies. In June 2004, the Company received notification of termination with respect to its contract with American All-Risk Insurance Services, LLC. Under the terms of the contract, the agency continued to produce business exclusively for the Company through October 15, 2004. The business produced under this relationship will continue in force through the policy expiration dates or cancellation. The Company does not believe that the termination of this contract will have a material adverse effect on future Company operations.

The Company continually evaluates each business relationship, including the underwriting expertise and experience brought to bear through the involved distribution channel, performs analyses to evaluate financial security, monitors performance and adjusts underwriting decisions accordingly.

Segment Information
The Company, through its subsidiaries, operates in five segments: U.S. Reinsurance, U.S. Insurance, Specialty Underwriting, International and Bermuda. The U.S. Reinsurance operation writes property and casualty reinsurance, on both a treaty and facultative basis, through reinsurance brokers, as well as directly with ceding companies within the U.S. The U.S. Insurance operation writes property and casualty insurance primarily through general agent relationships and surplus lines brokers within the U.S. The Specialty Underwriting operation writes A&H, marine, aviation and surety business within the U.S. and worldwide through brokers and directly with ceding companies. The International operation writes property and casualty reinsurance through Everest Re’s branches in Canada and Singapore, in addition to foreign business written through Everest Re’s Miami and New Jersey offices. The Bermuda operation provides reinsurance and insurance to worldwide property and casualty markets and reinsurance to life insurers through brokers and directly with ceding companies from its Bermuda office and property and casualty reinsurance to the United Kingdom and European markets through its UK branch.

These segments are managed in a carefully coordinated fashion with strong elements of central control, including with respect to capital, investments and support operations. As a result, management monitors and evaluates the financial performance of these operating segments based upon their underwriting gain (loss) or underwriting results. Underwriting results include earned premium less losses and loss adjustment expenses (“LAE”) incurred, commission and brokerage expenses and other underwriting expenses and are analyzed using ratios, in particular loss, commission and brokerage and other underwriting expense ratios, which, respectively, divide incurred losses, commissions and brokerage and other underwriting expenses by earned premium. The Company utilizes inter-affiliate reinsurance, but such reinsurance generally does not impact segment results, as business is generally reported within the segment in which the business was first produced. For selected financial information regarding these segments, see Note 18 of Notes to Consolidated Financial Statements.

Effective January 1, 2004, Everest Re sold its United Kingdom branch to Bermuda Re. Business for this branch was previously included in the International segment and is now included in the Bermuda segment. Due to the sale and in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“FAS 131”), the Company restated the International and Bermuda segments for the years ended 2003 and 2002 to conform to December 31, 2004 segment reporting.

In 2003, Everest National, another subsidiary of the Company, opened a regional office in California to better serve its western U.S. Insurance business. The business produced through this additional office is included in the U.S. Insurance operation.

Underwriting Operations
The following table presents the distribution of the Company’s gross written premiums by its U.S. Reinsurance, U.S. Insurance, Specialty Underwriting, International and Bermuda operations for the years ended December 31, 2004, 2003, 2002, 2001, and 2000, classified according to whether the premium is derived from property or casualty business and, for reinsurance business, whether it represents pro rata or excess of loss business:

	Gross Written Premiums by Operation Years Ended December 31,

(Dollars in millions)	2004		2003		2002		2001		2000

U.S. Reinsurance
Property
Pro Rata (1)	$339.7	7.2%	$357.8	7.8%	$148.7	5.2%	$62.9	3.4%	$60.2	4.3%
Excess	208.8	4.4	241.0	5.3	177.8	6.2	104.0	5.5	75.6	5.5
Casualty
Pro Rata (1)	702.8	14.9	625.7	13.7	219.2	7.7	191.2	10.2	151.1	10.9
Excess	226.8	4.8	527.8	11.5	348.9	12.3	252.3	13.5	194.7	14.1

Total (2)	1,478.1	31.4	1,752.3	38.3	894.6	31.4	610.4	32.6	481.6	34.8

U.S. Insurance
Property
Pro Rata (1)	159.0	3.4	42.9	0.9	6.5	0.2	6.2	0.3	9.3	0.7
Excess	-	0.0	-	0.0	-	0.0	-	0.0	-	0.0
Casualty
Pro Rata (1)	1,008.8	21.4	1,026.6	22.5	815.0	28.6	496.1	26.5	241.2	17.4
Excess	-	0.0	-	0.0	-	0.0	-	0.0	-	0.0

Total (2)	1,167.8	24.8	1,069.5	23.4	821.5	28.9	502.4	26.8	250.5	18.1

Specialty Underwriting
Property
Pro Rata (1)	374.8	8.0	396.7	8.7	397.5	14.0	356.3	19.0	274.0	19.8
Excess	65.4	1.4	64.3	1.4	43.8	1.5	35.0	1.9	19.3	1.4
Casualty
Pro Rata (1)	34.1	0.7	28.1	0.6	41.9	1.5	18.4	1.0	21.4	1.5
Excess	12.8	0.3	13.8	0.3	5.3	0.2	4.3	0.2	3.6	0.3

Total (2)	487.1	10.4	502.9	11.0	488.5	17.2	414.0	22.1	318.3	23.0

Total U.S.
Property
Pro Rata (1)	873.5	18.6	797.4	17.4	552.7	19.4	425.5	22.7	343.4	24.8
Excess	274.2	5.8	305.3	6.7	221.6	7.8	139.0	7.4	94.9	6.9
Casualty
Pro Rata (1)	1,745.7	37.1	1,680.4	36.8	1,076.1	37.8	705.8	37.6	413.8	29.9
Excess	239.6	5.1	541.6	11.8	354.2	12.4	256.7	13.7	198.3	14.3

Total (2)	3,133.0	66.6	3,324.7	72.7	2,204.6	77.4	1,526.8	81.4	1,050.4	75.9

International (4)
Property
Pro Rata (1)	426.0	9.1	328.5	7.2	229.4	8.1	126.9	6.8	96.1	6.9
Excess	159.7	3.4	118.6	2.6	78.4	2.8	40.6	2.2	25.1	1.8
Casualty
Pro Rata (1)	51.2	1.1	31.3	0.7	30.6	1.1	47.1	2.5	64.9	4.7
Excess	50.8	1.1	42.4	0.9	26.1	0.9	20.3	1.1	29.0	2.1

Total (2)	687.7	14.6	520.8	11.4	364.5	12.8	234.9	12.5	215.1	15.6

Bermuda Operations (4)
Property
Pro Rata (1)	309.7	6.6	230.0	5.0	136.1	4.8	50.3	2.7	47.3	3.4
Excess	232.5	4.9	239.5	5.2	80.5	2.8	20.0	1.1	30.5	2.2
Casualty
Pro Rata (1)	227.0	4.8	175.4	3.8	19.8	0.7	25.2	1.3	25.1	1.8
Excess	114.2	2.4	83.3	1.8	41.0	1.4	17.3	0.9	17.2	1.2

Total (2) (3)	883.4	18.8	728.2	15.9	277.4	9.7	112.8	6.0	120.1	8.7

Total Company
Property
Pro Rata (1)	1,609.2	34.2	1,355.9	29.6	918.2	32.3	602.6	32.1	486.8	35.1
Excess	666.4	14.2	663.4	14.5	380.5	13.4	199.6	10.6	150.5	10.9
Casualty
Pro Rata (1)	2,023.9	43.0	1,887.2	41.3	1,126.5	39.6	778.1	41.5	503.8	36.4
Excess	404.6	8.6	667.3	14.6	421.3	14.8	294.3	15.7	244.5	17.6

Total (2)	$4,704.1	100.0%	$4,573.8	100.0%	$2,846.5	100.0%	$1,874.6	100.0%	$1,385.6	100.0%

____________________ (1) For purposes of the presentation above, pro rata includes reinsurance attaching to the first dollar of loss incurred by the ceding company and insurance.
(2) Certain totals and subtotals may not reconcile due to rounding.
(3) Includes immaterial amounts of life and annuity premium.
(4) International and Bermuda operations have been restated in accordance with FAS 131 due to the sale of the UK Branch.

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

In 2004, $452.1 million of gross written premiums were attributable to U.S. treaty property business, of which 24.9% was written on an excess of loss basis and 75.1% was written on a pro rata basis. The Company’s property underwriters utilize sophisticated underwriting methods, which management believes are necessary to analyze and price property business, particularly that segment of the property market which has catastrophe exposure.

U.S. treaty casualty business accounted for $792.6 million of gross written premiums in 2004, of which 11.3% was written on an excess of loss basis and 88.7% was written on a pro rata basis. The treaty casualty portfolio consists of professional liability, D&O liability, workers’ compensation, excess and surplus lines and other liability coverages. As a result of the complex technical nature of most of these risks, the Company’s casualty underwriters tend to specialize by line of business and work closely with the Company’s pricing actuaries.

The Company’s facultative unit conducts business both through brokers and directly with ceding companies, and consists of four underwriting units representing property, casualty, specialty and national brokerage lines of business. Business is written from a facultative headquarter office in New York and satellite offices in Chicago and Oakland. In 2004, $64.3 million, $115.3 million, $21.7 million and $32.1 million of gross written premiums were attributable to the property, casualty, specialty and national brokerage lines of business, respectively.

In 2004, 83.0%, 10.4% and 6.6% of the U.S. Reinsurance operation’s gross written premiums were written in the broker reinsurance, direct reinsurance and insurance markets, respectively.

U.S. Insurance Operation.     In 2004, the Company’s U.S. Insurance operation wrote $1,167.8 million of gross written premiums, of which 86.4% was casualty, predominantly workers’ compensation insurance, and 13.6% was property. Of the total business written, Everest National wrote $953.1 million and Everest Re wrote $10.6 million, with both principally targeting commercial property and casualty business written through general agency relationships with program administrators. Workers’ compensation business accounted for $686.4 million, or 58.8% of the total business written, including $371.7 million, or 54.2% of the total workers’ compensation business written as California workers’ compensation business and $481.4 million, or 41.2% of the total business written as non-workers’ compensation business. Everest Indemnity wrote $176.6 million, principally targeting excess and surplus lines insurance business written through surplus lines brokers. Everest Security wrote $27.5 million, principally targeting non-standard auto business written through retail agency relationships. With respect to insurance written through general agents and surplus lines brokers, the Company supplements the initial underwriting process with periodic claims, underwriting and operational reviews and ongoing monitoring.

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

Gross written premiums of the A&H unit in 2004 totaled $281.9 million, of which 63.8% was written through the broker market and 36.2% was written through the direct market.

Gross written premiums of the marine and aviation unit in 2004 totaled $100.1 million, substantially all of which was written on a treaty basis and sourced through reinsurance brokers. Marine treaties represented 53.1% of marine and aviation gross written premiums in 2004 and consisted mainly of hull and liability coverage. Approximately 43.3% of the marine unit premiums in 2004 were written on a pro rata basis and 56.7% as excess of loss. Aviation premiums accounted for 46.9% of marine and aviation gross written premiums in 2004 and included reinsurance for airlines and general aviation. Approximately 72.6% of the aviation unit’s premiums in 2004 were written on a pro rata basis and 27.4% as excess of loss.

In 2004, gross written premiums of the surety unit totaled $105.1 million. Approximately 93.9% of the surety unit premiums in 2004 were written on a pro rata basis and 6.1% on an excess of loss basis. Most of the portfolio is reinsurance of contract surety bonds written directly with ceding companies, with the remainder being credit reinsurance, mostly in international markets.

International Operation.     The Company’s International operation aims to capitalize on the growth opportunities in the international reinsurance markets. The Company targets several international markets, including: Canada, with a branch in Toronto; Asia, with a branch in Singapore; and Latin America, Africa and the Middle East, which business is serviced from Everest Re’s Miami and New Jersey offices. The Company also writes “home-foreign” business, which provides reinsurance on the international portfolios of U.S. insurers, from New Jersey. Approximately 85.2% of the gross written premiums by the Company’s international underwriters in 2004 represented property business, while 14.8% represented casualty business. As with its U.S. operations, the Company’s International operation focuses on financially sound companies that have strong management and underwriting discipline and expertise. Approximately 66.1% of the Company’s international business was written through brokers, with 33.9% written directly with ceding companies.

Gross written premiums of the Company’s Canadian branch totaled $140.5 million in 2004 and consisted of pro rata property (42.1%), excess property (24.4%), pro rata casualty (6.0%) and excess casualty (27.5%). Approximately 72.2% of the Canadian premiums consisted of treaty reinsurance, while 27.8% was facultative reinsurance.

The Company’s Singapore branch covers the Asian markets and accounted for $112.1 million of gross written premiums in 2004. This business consisted of pro rata property (58.1%), excess property (37.0%), pro rata casualty (4.2%) and excess casualty (0.7%).

International business written out of Everest Re’s Miami and New Jersey offices accounted for $435.1 million of gross written premiums in 2004 and consisted of pro rata treaty property (69.7%), pro rata treaty casualty (8.3%), excess treaty property (9.6%), excess treaty casualty (2.4%) and excess facultative property and casualty (10.0%). Of this international business, 60.6% was sourced from Latin America, 25.7% was sourced from the Middle East, 10.4% was sourced from Africa and 3.3% was “home-foreign” business.

Bermuda Operation.    The Company’s Bermuda operation writes property, casualty, life and annuity business through Bermuda Re and property and casualty reinsurance through its UK branch. In 2004, the Bermuda operation continued to scale up and had gross property and casualty written premiums of $342.2 million accounting for virtually all of its business, of which $117.7 million or 34.4% was facultative reinsurance or individual risk insurance and $224.5 million or 65.6% was treaty reinsurance.

In 2004, the Company’s gross written premiums by the UK branch of Bermuda Re totaled $541.2 million and consisted of pro rata property (34.1%), excess property (22.0%), pro rata casualty (27.2%) and excess casualty (16.7%). All of London’s gross written premiums related to treaty reinsurance.

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

The Company is exposed to multiple insured losses arising out of a single occurrence, whether a natural event, such as a hurricane or an earthquake, or other catastrophe, such as an explosion at a major factory. Any such catastrophic event could generate insured losses in one, several or many of the Company’s treaties or lines of business, including property and/or casualty exposures. The Company employs various techniques, including licensed modeling software, to assess its accumulated exposure. Such techniques are inherently more difficult to apply to non-property exposures. Accumulated exposures with respect to catastrophe losses are generally summarized in terms of the probable maximum loss (“PML”). The Company defines PML as its anticipated maximum loss, taking into account contract limits, caused by a single catastrophe affecting a broad contiguous geographic area, such as that caused by a hurricane or earthquake, of such a magnitude that it is expected to occur once in every 100 years.

Management believes that the Company’s greatest catastrophe exposure world wide from any single event is to a U.S. earthquake affecting the west coast including workers’ compensation exposure where the Company estimates it has a pre-tax PML exposure of $427 million. The Company further estimates that its second largest exposure relates to a hurricane affecting the U.S. east coast with a pre-tax PML of $390 million. There can be no assurance that the Company will not experience losses from one or more catastrophic events that exceed, perhaps by a substantial amount, its estimated PML.

The U.S. Terrorism Risk Insurance Act of 2002 was signed into law in November 2002. This legislation provides Federal reimbursement of 90% of insured losses, in excess of statutory retention levels, due to acts of terrorism carried out by foreign powers on U.S. soil or against U.S. air carriers, vessels or foreign missions. This coverage does not apply to reinsurance. Reinsurance contracts generally exclude losses arising from terrorist events, except where such coverage has been specifically included in the underwriting and pricing of the involved reinsurance. As the Terrorism Risk Insurance Act of 2002 is due to expire on December 31, 2005, the Company is generally excluding coverage for terrorism risks effective January 1, 2006 on its insurance business, where such exclusions have been approved by state regulators. These endorsements are conditional based on an extension or modification of the legislation. The Company does not believe that this legislation has had a significant impact on its operations.

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

The Company typically considers the purchase of reinsurance to cover insurance program exposures written by the U.S. Insurance operation. The type of reinsurance coverage considered is dependent upon individual risk exposures, individual program exposures, aggregate exposures by line of business, overall segment exposures and the cost effectiveness of available reinsurance. Facultative reinsurance will typically be considered for individual accounts with large exposure and quota share reinsurance will generally be considered for individual programs of business. In evaluating the purchase of reinsurance for a line of business, the Company generally seeks to limit exposure to individual claim severity as opposed to frequency. For workers’ compensation, the Company’s predominant business line at the time, the Company purchased in 1998, for policies incepting during and after November 1998, a workers’ compensation reinsurance program that provided for statutory limits coverage in excess of $75,000 of losses per occurrence on the Company’s workers’ compensation insurance business written prior to November 1, 2000. Effective November 2000, this primary workers’ compensation reinsurance program provided statutory limits coverage in excess of $250,000 of losses per occurrence for business written prior to December 31, 2001. The Company has not purchased such coverage for the period subsequent to December 31, 2001. The remaining net aggregate U.S Insurance segment exposures, after purchasing facultative reinsurance, quota share program reinsurance and/or aggregate line of business coverage, are considered in evaluating the purchase of corporate level retrocessional protection.

The Company considers purchasing corporate level retrocessional protection covering the potential accumulation of exposures. Such consideration includes balancing the underlying exposures against the availability of cost-effective retrocessional protection. For years ended December 31, 1999, 2000 and 2001, the Company purchased accident year aggregate excess of loss retrocession coverage that provided up to $175 million of coverage for each year. These excess of loss policies provided coverage if Everest Re’s consolidated statutory basis accident year loss ratio exceeded a loss ratio attachment point for each year of coverage. The attachment point was net of inuring reinsurance and included adjustable premium provisions that effectively caused the Company to offset, on a pre-tax income basis, up to approximately 57% of such ceded losses. The maximum recovery for each year was $175 million before giving effect to the adjustable premium. As of December 31, 2004, the Company has ceded the maximum limits under all three contracts. The Company did not purchase similar coverage subsequent to December 31, 2001.

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

If a single catastrophe were to occur that resulted in $427 million of gross loss and LAE in 2005 (an amount equivalent to the Company’s PML), management estimates that the effect on the Company’s income would be approximately $427 million and $341 million before and after taxes, respectively. There can be no assurance that the Company will not experience one or more catastrophic events that could cause these estimates to be exceeded, perhaps by a substantial amount.

In connection with the Company’s acquisition of Mt. McKinley in September 2000, the Company had coverage under an aggregate excess of loss reinsurance agreement provided by Prudential Property and Casualty Insurance Company of Indiana (“Prupac”), a wholly-owned subsidiary of The Prudential. On October 31, 2003, LM Property & Casualty Insurance Company (“LM”) completed its purchase of Prupac and its obligations from The Prudential. The Prudential continues to guarantee LM’s obligation under this agreement. This agreement covers 80% or $160 million of the first $200 million of any adverse loss reserve development on the carried reserves of Mt. McKinley at the date of acquisition and reimburses the Company as such losses are paid by the Company. Cessions under this reinsurance agreement exhausted the limit available under the contract at December 31, 2003.

As of December 31, 2004, the Company carried as an asset $1,210.8 million in reinsurance receivables with respect to losses ceded. Of this amount, $405.0 million, or 33.4%, was receivable from subsidiaries of London Reinsurance Group (“London Life”), $160.0 million, or 13.2%, was receivable from LM, $132.5 million, or 10.9%, was receivable from Transatlantic Reinsurance Company (“Transatlantic”) and $100.0 million, or 8.3%, was receivable from Continental Insurance Company (“Continental”). No other retrocessionaire accounted for more than 5% of the Company’s receivables. See ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition”.

The Company’s arrangements with both London Life and Continental are managed on a funds held basis, which means that the Company has not released premium payments to the retrocessionaire, but rather retains such payments to secure obligations of the retrocessionaire, records them as a liability, credits interest on the balances and reduces the liability account as payments become due. As of December 31, 2004, such funds had reduced the Company’s net exposure to London Life to $184.1 million, effectively 100% of which has been secured by letters of credit, and its exposure to Continental to $43.7 million. LM’s obligations are guaranteed by The Prudential.

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

The Company intensively manages its asbestos and environmental (“A&E”) exposures through dedicated, centrally managed claim staffs for Mt. McKinley and Everest Re. Both are staffed with experienced claim and legal professionals that specialize in the handling of such exposures. These units actively manage each individual insured and reinsured account, responding to claim developments with evaluations of the involved exposures and adjustment of reserves as appropriate. Specific or general claim developments that may have material implications for the Company are regularly communicated to senior management, actuarial, legal and financial areas. Meetings among these areas, claim management and senior management are held at least quarterly to review the Company’s overall reserve positions and make changes, if appropriate. The Company continually reviews its internal processing, communications and analytics, seeking to enhance the management of its A&E exposures, in particular in the context of changes in the landscape of asbestos claims and litigation.

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

Changes in Historical Reserves
The following table shows changes in historical loss reserves for the Company for 1994 and subsequent years. The table is presented on a GAAP basis except that the Company’s loss reserves for its Canadian branch operations are presented in Canadian dollars, the impact of which is not material. The top line of the table shows the estimated reserves for unpaid losses and LAE recorded at each year end date. Each amount in the top line represents the estimated amount of future payments for losses and LAE on claims occurring in that year and in all prior years. The upper (paid) portion of the table presents the cumulative amounts paid through each subsequent year on those claims for which reserves were carried as of each specific year end. The lower (liability re-estimated) portion shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year. The reserve estimates change as more information becomes known about the actual claims for which the initial reserves were carried. The cumulative redundancy/deficiency line represents the cumulative change in estimates since the initial reserve was established. It is equal to the initial reserve less the latest liability re-estimated amount.

Each amount other than the original reserves in the top half of the table below includes the effects of all changes in amounts for prior periods. For example, if a loss settled in 1997 for $100,000, was first reserved in 1994 at $60,000 and remained unchanged until settlement, the $40,000 deficiency (actual loss minus original estimate) would be included in the cumulative redundancy (deficiency) in each of the years in the period 1994 through 1996 shown below. Conditions and trends that have affected development of liability in the past are not indicative of future developments. Accordingly, it is not appropriate to extrapolate future redundancies or deficiencies based on this table.

Ten Year GAAP Loss Development Table Presented Net of Reinsurance with Supplemental Gross Data (1) (2) (3)
	Years Ended December 31,

(Dollars in millions)	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004

Reserves for unpaid
loss and LAE	$2,104.2	$2,316.1	$2,551.6	$2,810.0	$2,953.5	$2,977.4	$3,364.9	$3,472.5	$3,895.8	$5,158.4	$6,766.9
Paid (cumulative) as of:
One year later	359.5	270.4	331.2	450.8	484.3	673.4	718.1	892.7	902.6	1,141.7
Two years later	638.0	502.8	619.2	747.9	955.3	1,159.1	1,264.2	1,517.9	1,641.7
Three years later	828.0	682.0	813.7	1,101.5	1,295.5	1,548.3	1,637.5	2,033.5
Four years later	983.6	806.3	1,055.9	1,363.1	1,575.9	1,737.8	2,076.0
Five years later	1,143.4	990.9	1,253.0	1,592.5	1,693.3	1,787.2
Six years later	1,294.8	1,131.5	1,450.2	1,673.4	1,673.9
Seven years later	1,412.2	1,300.0	1,510.2	1,665.3
Eight years later	1,538.6	1,347.0	1,516.1
Nine years later	1,579.2	1,352.3
Ten years later	1,664.2
Liability re-estimated
as of:
One year later	2,120.8	2,286.5	2,548.4	2,836.2	2,918.1	2,985.2	3,364.9	3,612.6	4,152.7	5,470.4
Two years later	2,233.7	2,264.5	2,575.9	2,802.2	2,921.6	2,977.2	3,484.6	3,901.8	4,635.0
Three years later	2,271.2	2,285.1	2,546.0	2,794.7	2,910.3	3,070.5	3,688.6	4,400.0
Four years later	2,452.3	2,260.7	2,528.0	2,773.5	2,924.5	3,202.6	4,210.3
Five years later	2,381.7	2,254.5	2,515.7	2,765.2	3,002.2	3,430.3
Six years later	2,382.0	2,247.3	2,507.9	2,778.9	2,997.8
Seven years later	2,380.8	2,243.9	2,510.1	2,767.3
Eight years later	2,367.3	2,248.4	2,517.3
Nine years later	2,381.4	2,257.6
Ten years later	2,465.3
Cumulative (deficiency)/
redundancy	$(361.1)	$58.5	$34.3	$42.7	$(44.3)	$(452.9)	$(845.4)	$(927.5)	$(739.2)	$(312.0)

Gross liability-
end of year	$2,752.7	$3,017.0	$3,298.2	$3,498.7	$3,869.2	$3,705.2	$3,853.7	$4,356.0	$4,985.8	$6,424.7	$7,886.6
Reinsurance receivable	648.5	700.9	746.6	688.7	915.7	727.8	488.8	883.5	1,090.0	1,266.3	1,119.7

Net liability-end of year	2,104.2	2,316.1	2,551.6	2,810.0	2,953.5	2,977.4	3,364.9	3,472.5	3,895.8	5,158.4	6,766.9

Gross re-estimated
liability at
at December 31, 2004	3,594.2	3,680.8	3,803.7	3,919.4	4,114.3	4,582.6	5,284.1	5,715.5	5,907.6	6,758.7
Re-estimated receivable
at December 31, 2004	1,128.9	1,423.2	1,286.4	1,152.1	1,116.5	1,152.3	1,073.8	1,315.5	1,272.6	1,288.3

Net re-estimated liability
at December 31, 2004	2,465.3	2,257.6	2,517.3	2,767.3	2,997.8	3,430.3	4,210.3	4,400.0	4,635.0	5,470.4

Gross cumulative
(deficiency)/redundancy	$(841.5)	$(663.8)	$(505.5)	$(420.7)	$(245.1)	$(877.4)	$(1,430.4)	$(1,359.5)	$(921.8)	$(334.0)

_____________ (1) Includes $480.9 million relating to Mt. McKinley at December 31, 2000, principally reflecting $491.1 million of Mt. McKinley reserves at the acquisition date.
(2) The Canadian Branch reserves are reflected in Canadian dollars.
(3) Some totals may not reconcile due to rounding.

The most recent six years on the above table reflect cumulative deficiencies, also referred to as adverse development, with the largest indicated deficiency in 2001. Three active classes of business are the principal contributors to those deficiencies: professional liability reinsurance, general casualty reinsurance and workers’ compensation insurance. In addition to these active business classes, there continues to be adverse experience on A&E reserves.

In the professional liability reinsurance class, the late 1990s and early 2000s saw a proliferation of claims relating to bankruptcies and other corporate, financial and/or management improprieties. This resulted in an increase in the frequency and severity of claims on the professional liability policies reinsured by the Company. In the general casualty area, the Company continues to experience claim frequency and severity greater than expected in the Company’s pricing and reserving assumptions, particularly for accident years 1999 and 2000. These losses reflect unfavorable trends in litigation and economic variability. With respect to both of these classes, another factor was the increasingly competitive conditions in insurance and reinsurance markets during this period. While the Company seeks to manage the impact of competitive condition changes on its results, it is generally unable to divorce itself entirely from the underlying industry cycles of its principal business. See ITEM 1, “Business – Competition”.

In the workers’ compensation insurance class, the majority of which was written in California, the Company has experienced adverse development primarily for accident years 2001 and 2002. As a result of significant growth in this book of business in a challenging business environment, the Company’s writings in this class were relatively more subject to variability than are some of its more established and/or stable lines of business. Although cumulative results through 2004 continue to be quite profitable for this book of business, there has been some deterioration in claim frequency and severity related to accident years 2001 and 2002.

With respect to active business classes, the Company actively manages the collection, auditing and analysis of loss data, and factors the resulting information into both its reserving processes and its prospective underwriting and pricing activities on as timely a basis as possible.

For years 1994 and prior, management believes that two factors had the most significant impact on loss development. First, through the 1980s, a number of industry and external factors, such as the propensity of courts to award large damage awards in liability cases, combined to increase loss frequency and severity to unexpectedly high levels. Second, contracts written prior to 1986 contained coverage terms which, for the Company and the industry in general, have been interpreted by courts to provide coverage for A&E exposures not contemplated by either the pricing or the initial reserving of the contracts. Legal developments during the 1980s, and continuing to date, have necessitated additional reserving for such exposures on both a case basis and an incurred but not reported (“IBNR”) basis. These factors were the primary reasons for the cumulative adverse development on the 1994 and prior calendar year reserves. See ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Asbestos and Environmental Exposures”.

The change between 1994 and 1995 reflects the impact of a stop loss reinsurance agreement with Mt. McKinley, which was then a subsidiary of The Prudential. This stop loss agreement commenced in 1995 when The Prudential sold the stock of the Company in an initial public offering and hence recoveries under this coverage are attributed to the 1995 accident year. As a result of this agreement, reserve development arising from claims incurred prior to July 1, 1995 (January 1, 1995 as respects catastrophe losses) was ceded under the agreement with no impact on net development, except for a modest retention, when the adverse development reflected for accident year 1994 and prior is considered in the context of the mitigating favorable development attributed to the 1995 accident year. This coverage became an inter-affiliate reinsurance transaction with the acquisition of Mt. McKinley in 2000, which eliminated any subsequent impact on net reserve development. See ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition”.

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

The following table is derived from the Ten Year GAAP Loss Development Table above and summarizes the effect of reserve re-estimates, net of reinsurance, on calendar year operations by accident year for the same ten year period ended December 31, 2004. Each column represents the amount of reserve re-estimates made in the indicated calendar year and shows the accident years to which the re-estimates are applicable. The amounts in the total accident year column on the far right represent the cumulative reserve re-estimates for the indicated accident years.

Effects on Pre-tax Income Resulting from Reserve Re-estimates (1)
											Cumulative
	Calendar Year Ended December 31,										Re-estimates
											for Each
(Dollars in millions)	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004	Accident Year

Accident Years
1994 &prior	$(16.7)	$(112.8)	$(37.5)	$(181.1)	$70.6	$(0.4)	$1.0	$13.6	$(14.0)	$(83.9)	$(361.2)
1995		142.4	59.6	160.4	(46.2)	6.5	6.1	(10.2)	9.6	74.7	402.9
1996			(18.9)	(6.8)	5.5	11.8	5.0	4.5	2.2	2.1	5.4
1997				1.3	4.1	(10.4)	8.9	0.4	(11.5)	18.8	11.6
1998					1.4	(11.0)	(9.8)	(22.5)	(64.0)	(7.2)	(113.1)
1999						(4.3)	(3.3)	(79.1)	(54.4)	(232.1)	(373.2)
2000							(7.9)	(26.4)	(71.9)	(294.1)	(400.3)
2001								(20.4)	(85.2)	23.5	(82.1)
2002									32.3	15.9	48.2
2003										170.3	170.3
Total calendar
year effect	$(16.7)	$29.6	$3.2	$(26.2)	$35.4	$(7.8)	$0.0	$(140.1)	$(256.9)	$(312.0)	$(691.5)
__________________ (1) Some totals may not reconcile due to rounding.

The reserve development by accident year reflected in the above table was generally the result of the same factors discussed above that caused the deficiencies shown in the Ten Year GAAP Loss Development Table. Development in accident years 1994 and prior principally reflect the impact of the liability award inflation and A&E exposures discussed above. The favorable development experienced for the 1995 accident year is due to stop loss reinsurance provided to the Company at the time of its initial public offering, which, when established, was specifically intended to mitigate the impact of development on reserves at June 30, 1995. The adverse development experienced in the 1998 through 2001 accident years relates principally to casualty reinsurance, including professional liability classes and workers’ compensation insurance where, in retrospect, the Company’s initial estimates of losses were underestimated principally as the result of unanticipated variability in the underlying exposures. The favorable development for accident years 2002 and 2003 relates primarily to favorable experience with respect to property reinsurance business.

The Company’s loss reserving methodologies continuously monitor the emergence of loss and loss development trends, seeking, on a timely basis, to both adjust reserves for the impact of trend shifts and to factor the impact of such shifts into its underwriting and pricing on a prospective basis.

The following table presents a reconciliation of beginning and ending reserve balances for the years indicated on a GAAP basis:

Reconciliation of Reserves for Losses and LAE
	Years Ended December 31,

(Dollars in millions)	2004	2003	2002

Reserves at beginning of period	$6,361.2	$4,905.6	$4,278.3

Incurred related to:
Current year	2,979.1	2,343.3	1,489.3
Prior years	312.0	256.9	140.1

Total incurred losses	3,291.1	2,600.2	1,629.4
Paid related to:
Current year	607.1	501.1	352.9
Prior years	1,141.7	902.6	892.7

Total paid losses	1,748.8	1,403.7	1,245.6

Paid related to:	78.9	86.7	38.4
Change in reinsurance receivables on unpaid losses and LAE	(146.1)	172.5	205.1

Reserves at end of period	$7,836.3	$6,361.2	$4,905.6

Prior year incurred losses were $312.0 million in 2004 and $256.9 million in 2003. Such losses were the result of the reserve development noted above, as well as inherent uncertainty in establishing loss and LAE reserves.

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

Mt. McKinley’s book of direct A&E exposed insurance is relatively small and homogenous. The book is based principally on excess liability policies; thus the claim/legal staff does not have to analyze exposure under many different policy forms, but rather can focus on a limited number of policies and policy forms. As a result of this focused structure, the Company believes that it is able to comprehensively analyze its exposures, allowing it to identify and analyze those claims on which it has unusual exposure, such as policies in which it may be exposed to pay expenses in addition to policy limits or non-products asbestos claims, for concentrated ongoing attention.

The Company aims to be actively engaged with every insured account posing significant potential asbestos exposure to Mt. McKinley. Such engagement can take the form of pursuing a final settlement, negotiation, litigation, or the monitoring of claim activity under Settlement in Place (“SIP”) agreements. SIP agreements generally condition an insurer’s payment upon the actual claim experience of the insured and may have annual payment caps or other measures to control the insurer’s payments. The Company’s Mt. McKinley operation is currently managing nine SIP agreements, three of which were executed prior to the acquisition of Mt. McKinley in 2000. The Company’s preference with respect to coverage settlements is to execute settlements that call for a fixed schedule of payments, because such settlements eliminate future uncertainty.

The Company has significantly enhanced its classification of insureds by exposure characteristics over time, as well as its analysis by insured for those it considers to be more exposed or active. Those insureds identified as relatively less exposed or active are subject to less rigorous, but still active management, with an emphasis on monitoring those characteristics, which may indicate an increasing exposure or levels of activity. The Company continually focuses on further enhancement of the detailed estimation processes used to evaluate potential exposure of policyholders, including those that may not have reported significant A&E losses.

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

The following table summarizes the composition of the Company’s total reserves for A&E losses, gross and net of reinsurance, for the years ended December 31:

(Dollars in millions)	200	4	200	3	200	2

Case reserves reported by ceding companies		$148.5		$123.1		$112.5
Additional reserves established by the Company (assumed reinsurance) (1)		151.3		109.1		55.5
Case reserves established by the Company		272.1		251.3		262.1
IBNR reserves		156.4		281.8		237.8

Gross reserves		728.3		765.3		667.9
Reinsurance receivable		(221.6)		(230.9)		(140.4)

Net reserves		$506.7		$534.4		$527.5

______________ (1) Additional reserves are case specific reserves determined by the Company to be needed over and above those reported by the ceding company.

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

Activity in the reserve for future policy benefits is summarized as follows:

	Years Ended December 31,

(Dollars in thousands)	2004	2003	2002

Balance at beginning of year	$205,275	$227,925	$238,753
Liabilities assumed	300	512	6,563
Adjustments to reserves	8,544	11,239	8,519
Benefits paid in the current year	(19,543)	(34,401)	(25,910)
Contract terminations	(42,397)	-	-

Balance at end of year	$152,179	$205,275	$227,925

Investments
The Company’s overall financial strength and results of operations are, in part, dependent on the quality and performance of its investment portfolio. Net investment income and net realized capital gains (losses) on the Company’s invested assets constituted 11.7%, 8.9%, and 11.8% of the Company’s revenues for the years ended December 31, 2004, 2003 and 2002, respectively. The Company’s cash and invested assets totaled $11.5 billion at December 31, 2004, which consisted of 93.0% fixed maturities of which 95.5% were investment grade, 5.6% equity securities and 1.4% other invested assets.

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

The board of directors of each of the Company’s operating subsidiaries is responsible for establishing investment policy and guidelines and, together with senior management, for overseeing their execution. The Company’s investment portfolio is in compliance with the insurance laws of the jurisdictions in which its subsidiaries are regulated. Generally, an independent investment advisor is utilized to manage the Company’s fixed income investment portfolio within the established guidelines and is required to report activities on a current basis and to meet with the Company periodically to review and discuss the portfolio structure, securities selection and performance results. The Company manages directly its investments in its equity and other invested asset portfolios.

The Company’s investment guidelines include a general duration guideline of five to six years. The duration of an investment is based on the maturity of the security but also reflects the payment of interest and the possibility of early prepayment of such security. This investment duration guideline is established and periodically revised by management, which considers economic and business factors. An important factor considered by management is the Company’s average duration of potential liabilities, which, at December 31, 2004, is estimated at approximately 4.5 years based on the estimated payouts of underwriting liabilities using standard duration calculations.

The duration of the fixed income portfolio at December 31, 2004 was 5.2 years. The Company made a decision to shorten duration during the second half of 2003 by purchasing interest only strips of mortgaged-back securities (“interest only strips”). The interest only strips give the holder the right to receive interest payments at a stated coupon rate on an underlying pool of mortgages. The interest payments on the outstanding mortgages are guaranteed by entities generally rated AAA. The ultimate cash flow from these investments is primarily dependent upon the average life of the underlying mortgage pool. Generally, as market interest rates and more specifically market mortgage rates decline, mortgagees tend to refinance, which will decrease the average life of a mortgage pool and decrease expected cash flows. Conversely, as market interest rates and more specifically market mortgage rates rise, repayments will slow and the ultimate cash flows will tend to rise. Accordingly, the market value of these investments tends to increase as general interest rates rise and decline as general interest rates fall. These movements are generally counter to the impact of interest rate movements on the Company’s other fixed income investments. As interest rates peaked during the second quarter of 2004 the Company liquidated its portfolio of interest only strips causing duration to rise back to the present levels. Such investments contributed to the 4.2 year duration at December 31, 2003.

For each currency in which the Company has established substantial reserves, the Company seeks to maintain invested assets denominated in such currency in an amount approximately comparable to the estimated liabilities. Approximately 8.5% of the Company’s consolidated reserves for losses and LAE and unearned premiums represent estimated amounts payable in foreign currencies.

As of December 31, 2004, 93.0% of the Company’s total investments and cash were comprised of fixed maturity investments or cash and 95.5% of the Company’s fixed maturities consisted of investment grade securities. The average maturity of fixed maturities was 8.1 years at December 31, 2004, and their overall duration was 5.2 years. As of December 31, 2004, the Company did not have any investments in commercial real estate or direct commercial mortgages or any material holdings of derivative investments or securities of issuers that are experiencing cash flow difficulty to an extent that the Company’s management believes could threaten the issuer’s ability to meet debt service payments, except where other than temporary impairments have been recognized.

As of December 31, 2004, the Company’s common stock portfolio, which is comprised primarily of publicly traded equity index funds, had a market value of $650.9 million, comprising 5.6% of total investments and cash.

The following table reflects investment results for the Company for each of the five years ended December 31:

(Dollars in millions)	Average Investments (1)	Pre-Tax Investment Income (2)	Effective Yield	Pre-Tax Realized Net Capital Gains (Losses)	Pre-Tax Unrealized Net Capital Gains (Losses)

2004	$10,042.2	$495.9	4.94%	$89.6	$40.1
2003	7,779.1	402.6	5.18%	(38.0)	68.1
2002	6,068.1	350.7	5.78%	(50.0)	135.9
2001	5,374.9	340.4	6.33%	(22.3)	57.3
2000	4,824.0	301.5	6.25%	0.8	131.0
______________

(1) Average of the beginning and ending carrying values of investments and cash, less net funds held, future policy benefit reserve, and non-interest bearing cash. Bonds, common stock and redeemable and non-redeemable preferred stocks are carried at market value.
(2) After investment expenses, excluding realized net capital gains (losses).

The following table summarizes fixed maturities as of December 31, 2004 and 2003:

(Dollars in millions)	Amortized Cost	Unrealized Appreciation	Unrealized Depreciation	Market Value

December 31, 2004:
U.S. Treasury securities and obligations of U.S.
government agencies and corporations	$184.1	$2.1	$0.8	$185.4
Obligations of states and political subdivisions	3,281.4	160.2	2.3	3,439.3
Corporate securities	3,211.7	137.5	17.7	3,331.5
Mortgage-backed securities	1,468.8	13.3	8.1	1,474.0
Foreign government securities	921.5	31.2	0.6	952.1
Foreign corporate securities	542.1	24.6	1.8	564.9

Total	$9,609.6	$368.9	$31.3	$9,947.2

December 31, 2003:
U.S. Treasury securities and obligations of U.S.
government agencies and corporations	$152.0	$6.0	$0.6	$157.4
Obligations of states and political subdivisions	2,798.4	156.4	3.1	2,951.7
Corporate securities	2,969.2	172.6	24.8	3,117.0
Mortgage-backed securities	1,369.2	26.7	12.6	1,383.3
Foreign government securities	708.1	24.6	2.1	730.6
Foreign corporate securities	360.8	26.5	0.4	386.9

Total	$8,357.7	$412.8	$43.6	$8,726.9

The following table presents the credit quality distribution of the Company’s fixed maturities as of December 31:

	2004		2003

Rating Agency Credit Quality Distribution	Market	Percent of	Market	Percent of
(Dollars in millions)	Value	Total	Value	Total

AAA	$5,237.1	52.7%	$4,612.6	52.9%
AA	968.7	9.7	756.9	8.7
A	1,965.6	19.8	1,672.9	19.2
BBB	1,293.3	13.0	1,171.6	13.4
BB	369.1	3.7	430.1	4.9
B	92.7	0.9	52.7	0.6
Other	20.7	0.2	30.1	0.3

Total (1)	$9,947.2	100.0%	$8,726.9	100.0%

______________
(1) Certain totals may not reconcile due to rounding.

The following table summarizes fixed maturities by contractual maturity as of December 31, 2004:

(Dollars in millions)	Market Value	Percent of Total

Maturity category:
Less than one year	$283.4	2.9%
1-5 years	1,917.8	19.3
5-10 years	2,499.8	25.1
After 10 years	3,772.2	37.9

Subtotal	8,473.2	85.2
Mortgage-backed securities (1)	1,474.0	14.8

Total	$9,947.2	100.0%

______________

(1) Mortgage-backed securities generally are more likely to be prepaid than other fixed maturities. Therefore, contractual maturities are excluded from this table since they may not be indicative of actual maturities.

Ratings
The following table shows the financial strength ratings of the Company’s operating subsidiaries as reported by A.M. Best, Standard & Poor’s Rating Services (“Standard &Poor’s”) and Moody’s Investors Service, Inc. (“Moody’s”). These ratings are based upon factors of concern to policyholders and should not be considered an indication of the degree or lack of risk involved in an equity investment in an insurance company.

Operating Subsidiary	A.M. Best	Standard & Poor's	Moody's

Everest Re	A+ (Superior)	AA- (Very Strong)	Aa3 (Excellent)
Bermuda Re	A+ (Superior)	AA- (Very Strong)	Aa3 (Excellent)
Everest International	A+ (Superior)	Not Rated	Not Rated
Everest National	A+ (Superior)	AA- (Very Strong)	Not Rated
Everest Indemnity	A+ (Superior)	Not Rated	Not Rated
Everest Security	A+ (Superior)	Not Rated	Not Rated
Mt. McKinley	Not Rated	Not Rated	Not Rated

A.M. Best states that the “A+” (“Superior”) rating is assigned to those companies which, in its opinion, have a superior ability to meet their ongoing obligations to policyholders based on A.M. Best’s comprehensive quantitative and qualitative evaluation of a company’s balance sheet strength, operating performance and business profile. The “A+" (“Superior”) rating is the second highest of fifteen ratings assigned by A.M. Best, which range from “A++” (“Superior”) to “F” (“In Liquidation”). Additionally, A.M. Best has five classifications within the “Not Rated” category. Standard & Poor’s states that the “AA-” rating is assigned to those insurance companies which, in its opinion, have very strong financial security characteristics with respect to their ability to pay under its insurance policies and contracts in accordance with their terms. The “AA-” rating is the fourth highest of nineteen ratings assigned by Standard & Poor’s, which range from “AAA” to “R”. Ratings from AA to CCC may be modified by the use of a plus or minus sign to show relative standing of the insurer within those rating categories. Moody’s states that insurance companies rated “Aa” offer excellent financial security. Together with the Aaa rated companies, Aa rated companies constitute what are generally known as high-grade companies, with Aa rated companies generally having somewhat larger long-term risks. Moody’s rating gradations are shown through the use of nine distinct symbols, each symbol representing a group of ratings in which the financial security is broadly the same. The “Aa3” (Excellent) rating is the fourth highest of ratings assigned by Moody’s, which range from “Aaa” (Exceptional) to “C” (Lowest). Moody’s appends numerical modifiers 1, 2 and 3 to each generic rating classification from Aa through Caa. Numeric modifiers are used to refer to the ranking within a group – with 1 being the highest and 3 being the lowest.

Subsidiaries other than Everest Re and Bermuda Re may not be rated by some or any rating agencies because such ratings are not considered essential by the individual subsidiary’s customers or because of the limited nature of the subsidiary’s operations. In particular, Mt. McKinley is not rated because it is in run-off status.

The following table shows the debt ratings by A.M. Best, Standard & Poor’s and Moody’s of the Holdings’ senior notes due March 15, 2005, March 15, 2010 and October 15, 2014 and Everest Re Capital Trust (“Capital Trust”) and Everest Re Capital Trust II’s (“Capital Trust II”) trust preferred securities due November 15, 2032 and March 29, 2034, all of which are considered investment grade. Debt ratings are a current assessment of the credit worthiness of an obligor with respect to a specific obligation.

	A.M. Best	Standard & Poor's	Moody's

Senior Notes	a	A-	A3
Trust Preferred Securities	a-	BBB	Baal

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

The Company believes that its ratings, in general, have become increasingly important to its operations because they provide the Company’s customers and investors with an independent assessment of the Company’s underlying financial strength using a scale that provides for relative comparisons.

Competition
The worldwide reinsurance and insurance businesses are highly competitive yet cyclical by product and market. Competition with respect to the types of reinsurance and insurance business in which the Company is engaged is based on many factors, including the perceived overall financial strength of the reinsurer or insurer, ratings of the reinsurer or insurer by A.M. Best and/or Standard & Poor’s, underwriting expertise, the jurisdictions where the reinsurer or insurer is licensed or otherwise authorized, capacity and coverages offered, premiums charged, other terms and conditions of the reinsurance and insurance business offered, services offered, speed of claims payment and reputation and experience in lines written. These factors operate at the individual market participant level to varying degrees as applicable to the specific participant’s circumstances. They also operate in aggregate across the reinsurance industry more generally contributing, in combination with background economic conditions and variations in the reinsurance buying practices of insurance companies, by participant and in the aggregate, to cyclical movements in reinsurance rates, terms and conditions and ultimately reinsurance industry aggregate financial results.

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

In 2004, the favorable market conditions, which had developed during 2000 through 2003, generally began to weaken. There were signs that pricing for most property classes declined modestly and that pricing for most casualty classes softened. Competition increased, in part due to the relative profitability achieved by many reinsurers over 2002 and 2003 and the attendant buildup of capital in these participants. However, this profitability and capital buildup varied significantly by market participant, reflecting the fact that the industry generally still remained exposed to fundamental issues that had negatively impacted its aggregate capacity in 2002 and 2003, including weak investment market conditions and adverse loss emergence. Both of these had tended to depress the industry’s aggregate financial performance and perceptions of financial strength of industry participants over this period albeit with significant variation by individual market participant. The industry experienced a record level of catastrophe losses during 2004, particularly in the second half of the year, and it remains unclear whether the aggregate catastrophe losses experienced by the industry will reverse, stop or even moderate the trends toward market softening, particularly as respects property classes.

Through 2003, reinsurance and insurance markets had generally continued to firm, reflecting the continuing, although diminishing, implications of losses arising from the terrorist attacks of September 11, 2001, and more broadly, the impact of aggregate company reactions to broad and growing recognition that competition in the late 1990s reached extremes in many classes and markets, which ultimately led to inadequate pricing and overly broad terms, conditions and coverages. The effect of these extremes, which became apparent through excessive loss emergence, varied widely by company depending on product offerings, markets accessed, underwriting and operating practices, competitive strategies and business volumes. Across all market participants, however, the aggregate general effect was depressed financial results and erosion of the industry capital base. Coupled with deteriorating investment market conditions and results, and renewed concerns regarding longer-term industry specific issues, including legacy reserve issues and sub-par capital returns, these financial impacts introduced substantial, and in some cases extreme, pressure for the initiation and/or strengthening of corrective action by individual market participants. These pressures, aggregating across industry participants, reinforced the trend established in 2000 through 2003 toward firming prices, more restrictive terms and conditions, tightened coverage availability across most classes and markets and increasing concern with respect to the financial security of insurance and reinsurance providers, impacts which set the stage for the 2004 trends discussed above.

The Company has been somewhat disappointed by industry developments in 2004, which have generally operated to modestly weaken pricing. The Company can not predict with any reasonable certainty whether and to what extent these trends or conditions will persist and in particular whether the property catastrophe losses experienced by the industry in 2004 will lessen competitive pressures, particularly for the property classes of business. Notwithstanding these catastrophe losses, the continued growth of reinsurance capacity, particularly in Bermuda, changes in the Lloyd’s market, and the potential reemergence of a market share orientation among some industry participants, combined with improving and in some cases strong financial results, continues to contribute to uncertainty about the prospective level of competitive pressures.

Employees
As of March 1, 2005, the Company employed 606 persons. Management believes that its employee relations are good. None of the Company’s employees are subject to collective bargaining agreements, and the Company is not aware of any current efforts to implement such agreements.

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

Under Bermuda law, Bermuda Re is unable to declare or make payment of a dividend if it fails to meet its minimum solvency margin or minimum liquidity ratio. As a long-term insurer, Bermuda Re is also unable to declare or pay a dividend to anyone who is not a policyholder unless, after payment of the dividend, the value of the assets in its long-term business fund, as certified by its approved actuary, exceeds its liabilities for long-term business by at least the $250,000 minimum solvency margin. Prior approval of the Bermuda Monetary Authority is required if Bermuda Re’s dividend payments would reduce its prior year end total statutory capital by 15.0% or more. At December 31, 2004, Bermuda Re and Everest International met their solvency and liquidity requirements by a significant margin.

The payment of dividends to Holdings by Everest Re is subject to limitations imposed by Delaware law. Generally, Everest Re may only pay dividends out of its statutory earned surplus, which was $1,368.4 million at December 31, 2004, and only after it has given 10 days prior notice to the Delaware Insurance Commissioner. During this 10-day period, the Commissioner may, by order, limit or disallow the payment of ordinary dividends if the Commissioner finds the insurer to be presently or potentially in financial distress. Further, the maximum amount of dividends that may be paid without the prior approval of the Delaware Insurance Commissioner in any twelve month period is the greater of (1) 10% of an insurer’s statutory surplus as of the end of the prior calendar year or (2) the insurer’s statutory net income, not including realized capital gains, for the prior calendar year. Under this definition, the maximum amount that will be available for the payment of dividends by Everest Re in 2005 without triggering the requirement for prior approval of regulatory authorities in connection with a dividend is $209.3 million.

Insurance Regulation.  NeitherBermuda Re nor Everest International are admitted to do business in any jurisdiction in the U.S. Both conduct their insurance business from their offices in Bermuda, and in the case of Bermuda Re, its branch in the UK. In Bermuda, Bermuda Re and Everest International are regulated by the

Insurance Act 1978 (as amended) and related regulations (the “Act”). The Act establishes solvency and liquidity standards and auditing and reporting requirements and subjects Bermuda Re and Everest International to the supervision, investigation and intervention powers of the Bermuda Monetary Authority. Under the Act, Bermuda Re and Everest International, as Class 4 insurers, are each required to maintain a principal office in Bermuda, to maintain a minimum of $100 million in statutory capital and surplus, to have an independent auditor approved by the Bermuda Monetary Authority conduct an annual audit and report on their respective statutory financial statements and filings and to have an appointed loss reserve specialist (also approved by the Bermuda Monetary Authority) review and report on their respective loss reserves annually.

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

The operations of Everest Re’s foreign branch offices in Canada, and Singapore are subject to regulation by the insurance regulatory officials of those jurisdictions. Management believes that the Company is in material compliance with applicable laws and regulations pertaining to its business and operations. Effective January 1, 2004, Everest Re sold its United Kingdom branch to Bermuda Re, a Bermuda insurance company and direct subsidiary of Group. Business for this branch was previously included in the International segment and is now included in the Bermuda segment. Through this transaction, Bermuda Re’s operations in the United Kingdom and worldwide are subject to regulation by the Financial Services Authority (the “FSA”). The FSA imposes solvency, capital adequacy, audit, financial reporting and other regulatory requirements on insurers transacting business in the United Kingdom. Bermuda Re presently meets or exceeds all of the FSA’s solvency and capital requirements.

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

Everest Re is licensed as a property and casualty reinsurer in Canada. It is also authorized to conduct reinsurance business in Singapore. Everest Re can also write reinsurance in other foreign countries. Because some jurisdictions require a reinsurer to register in order to be an acceptable market for local insurers, Everest Re is registered as a foreign insurer and/or reinsurer in the following countries: Argentina, Bolivia, Chile, Colombia, Ecuador, El Salvador, Guatemala, Honduras, Mexico, Peru, Venezuela and the Philippines. Everest National is licensed in 47 states and the District of Columbia. Everest Indemnity is licensed in Delaware and is eligible to write insurance on a surplus lines basis in 49 states, the District of Columbia and Puerto Rico. Everest Security is licensed in Georgia and Alabama. Mt. McKinley is licensed in Delaware and California.

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

Based on their financial positions at December 31, 2004, Everest Re, Everest National, Everest Indemnity and Everest Security exceed the minimum thresholds. Since Mt. McKinley ceased writing new and renewal insurance in 1985, its domiciliary regulator, Delaware, has exempted Mt. McKinley from complying with RBC requirements. Various proposals to change the RBC formula arise from time to time. The Company is unable to predict whether any such proposal will be adopted, the form in which any such proposals would be adopted or the effect, if any, the adoption of any such proposal or change in the RBC calculations would have on the Company.

Tax Matters.  The following summary of the taxation of the Company is based on current law. There can be no assurance that legislative, judicial, or administrative changes will not be enacted that materially affect this summary.

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

Barbados.  Through December 31, 2004, Group, maintained its principal office in Barbados and was registered as an external company under the Companies Act, Cap. 308 of Barbados and was licensed as an international business company under the Barbados International Business Companies Act, 1991-24. As a result, Group was subject to a preferred rate of corporation tax on profits and gains in Barbados and was exempt from withholding tax on dividends, interest, royalties, management fees, fees or other income paid or deemed paid to a person who is not resident in Barbados or who, if so resident, carried on an international business. No tax was imposed on capital gains. Effective January 1, 2005, Group’s principal office was relocated to Bermuda.

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

United Kingdom.   Bermuda Re’s UK branch conducts business in the UK and is subject to taxation in the UK. Bermuda Re’s Bermuda operations believe that they have operated and will continue to operate in a manner which will not cause them to be subject to UK taxation. If Bermuda Re’s Bermuda operations were subject to UK income tax there could be a material adverse impact on the Company’s financial condition, results of operations or cash flow.

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

ITEM 2. Properties

Everest Re’s corporate offices are located in approximately 115,000 square feet of leased office space in Liberty Corner, New Jersey. Bermuda Re’s corporate offices are located in approximately 3,600 total square feet of leased office space in Hamilton, Bermuda. The Company’s other twelve locations occupy a total of approximately 76,400 square feet, all of which are leased. Management believes that the above-described office space is adequate for its current and anticipated needs.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information
The common shares of Group trade on the New York Stock Exchange under the symbol, “RE”. Quarterly high and low market prices of the Company’s common shares in 2004 and 2003 were as follows:

	High	Low

First Quarter 2004:	$ 88.7400	$ 82.5000
Second Quarter 2004:	89.8500	77.9200
Third Quarter 2004:	80.9600	69.9900
Fourth Quarter 2004:	90.1300	74.1100
First Quarter 2003:	$ 57.4200	$ 48.1400
Second Quarter 2003:	78.0700	57.3500
Third Quarter 2003:	77.8700	71.7400
Fourth Quarter 2003:	84.6000	76.5100

Number of Holders of Common Shares
The number of record holders of common shares as of March 1, 2005 was 79. That number excludes the beneficial owners of shares held in “street” name or held through participants in depositories, such as The Depository Trust Company.

Dividend History and Restrictions
In 1995, the Board of Directors of the Company established a policy of declaring regular quarterly cash dividends and has paid a regular quarterly dividend in each quarter since the fourth quarter of 1995. The Company declared and paid its regular quarterly cash dividend of $0.10 per share for each quarter of 2004 and $0.09 per share for each quarter of 2003. A committee of the Company’s Board of Directors declared a dividend of $0.11 per share, payable on or before March 25, 2005 to shareholders of record on March 7, 2005.

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

Recent Sales of Unregistered Securities
None.

Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
None.

ITEM 6. Selected Financial Data

The following selected consolidated GAAP financial data of the Company as of and for the years ended December 31, 2004, 2003, 2002, 2001 and 2000 were derived from the consolidated financial statements of the Company, which were audited by PricewaterhouseCoopers LLP. The following financial data should be read in conjunction with the Consolidated Financial Statements and accompanying notes.

(Dollars in millions,	Years Ended December 31,
except per share amounts)	2004	2003	2002	2001	2000

Operating data:
Gross premiums written	$4,704.1	$4,573.8	$2,846.5	$1,874.6	$1,385.6
Net premiums written	4,531.5	4,315.4	2,637.6	1,560.1	1,218.9
Net premiums earned	4,425.1	3,737.9	2,273.7	1,467.5	1,174.2
Net investment income	495.9	402.6	350.7	340.4	301.5
Net realized capital gains (losses)	89.6	(38.0)	(50.0)	(22.3)	0.8
Losses and LAE incurred
(including catastrophes)	3,291.1	2,600.2	1,629.4	1,209.5	884.6
Total catastrophe losses (1)	403.0	36.8	30.2	222.6	13.9
Commission, brokerage, taxes and fees	975.2	863.9	551.8	396.8	272.4
Other underwriting expenses	107.1	94.6	69.9	58.9	51.6
Interest expense	75.5	57.3	44.6	46.0	39.4
Income before taxes	559.7	491.2	262.0	90.3	231.7
Income tax expense (benefit)	64.9	65.2	30.7	(8.7)	45.4
Net income (2)	$494.9	$426.0	$231.3	$99.0	$186.4

Net income per basic share (3)	$8.85	$7.89	$4.60	$2.14	$4.06

Net income per diluted share (4)	$8.71	$7.74	$4.52	$2.10	$4.02

Dividends paid per share	$0.40	$0.36	$0.32	$0.28	$0.24

Certain GAAP financial ratios: (5)
Loss and LAE ratio	74.4%	69.6%	71.7%	82.4%	75.3%
Underwriting expense ratio	24.4	25.6	27.3	31.1	27.6

Combined ratio (2)	98.8%	95.2%	99.0%	113.5%	102.9%

Balance sheet data (at end of period):
Total investments and cash	$11,530.2	$9,321.3	$7,265.6	$5,783.5	$5,493.0
Total assets	15,072.8	12,689.5	9,871.2	7,796.2	7,013.1
Loss and LAE reserves	7,836.3	6,361.2	4,905.6	4,278.3	3,786.2
Total debt	1,245.3	735.6	735.4	553.8	683.6
Total liabilities	11,360.2	9,524.6	7,502.5	6,075.6	5,429.7
Shareholders' equity	3,712.5	3,164.9	2,368.6	1,720.5	1,583.4
Book value per share (6)	66.09	56.84	46.55	37.19	34.40
________________

(1)     Catastrophe losses are net of reinsurance. A catastrophe is defined, for purposes of the Selected Consolidated Financial Data, as an event that causes a pre-tax loss on property exposures before reinsurance of at least $5.0 million before corporate level reinsurance and taxes.
(2) Some amounts may not reconcile due to rounding.
(3) Based on weighted average basic shares outstanding of 55.9 million, 54.0 million, 50.3 million, 46.2 million and 45.9 million for 2004, 2003, 2002, 2001 and 2000, respectively.
(4) Based on weighted average diluted shares outstanding of 56.8 million, 55.0 million, 51.1 million, 47.1 million and 46.4 million for 2004, 2003, 2002, 2001 and 2000, respectively.
(5)     Loss ratio is the GAAP losses and LAE incurred as a percentage of GAAP net premiums earned. Underwriting expense ratio is the
         GAAP commissions, brokerage, taxes, fees and general expenses as a percentage of GAAP net premiums earned. Combined ratio is the sum of the loss ratio and underwriting expense ratio.
(6) Based on 56.2 million, 55.7 million, 50.9 million, 46.3 million and 46.0 million shares outstanding for December 31, 2004, 2003, 2002, 2001 and 2000, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Unless otherwise indicated, all financial data in this document have been prepared using generally accepted accounting principles (“GAAP”) in the United States of America. As used in this document, “Group” means Everest Re Group, Ltd. (formerly Everest Reinsurance Group, Ltd.); “Holdings” means Everest Reinsurance Holdings, Inc.; “Everest Re” means Everest Reinsurance Company and its subsidiaries (unless the context otherwise requires); and the “Company” means Everest Re Group, Ltd. and its subsidiaries, except when referring to periods prior to February 24, 2000, when it means Holdings and its subsidiaries.

The following is a discussion of the results of operations and financial condition of the Company. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and accompanying notes thereto presented under ITEM 8, “Financial Statements and Supplementary Data”.

RESTRUCTURING
On February 24, 2000, a corporate restructuring was completed and Group became the new parent holding company of Holdings, which remains the holding company for Group’s U.S. operations. Effective January 1, 2005 the principal executive offices of Group were relocated from Barbados to Bermuda.

INDUSTRY CONDITIONS
The worldwide reinsurance and insurance businesses are highly competitive yet cyclical by product and market. Competition with respect to the types of reinsurance and insurance business in which the Company is engaged is based on many factors, including the perceived overall financial strength of the reinsurer or insurer, ratings of the reinsurer or insurer by A.M. Best and/or Standard & Poor’s, underwriting expertise, the jurisdictions where the reinsurer or insurer is licensed or otherwise authorized, capacity and coverages offered, premiums charged, other terms and conditions of the reinsurance and insurance business offered, services offered, speed of claims payment and reputation and experience in lines written. These factors operate at the individual market participant level to varying degrees as applicable to the specific participant’s circumstances. They also operate in aggregate across the reinsurance industry more generally contributing, in combination with background, economic conditions and variations in the reinsurance buying practices of insurance companies, by participant and in the aggregate, to cyclical movements in reinsurance rates, terms and conditions and ultimately reinsurance industry aggregate financial results.

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

In 2004, the favorable market conditions, which had developed during 2000 through 2003, generally began to weaken. There were signs that pricing for most property classes declined modestly and that pricing for most casualty classes softened. Competition increased, in part due to the relative profitability achieved by many reinsurers over 2002 and 2003 and the attendant buildup of capital in these participants. However, this profitability and capital buildup varied significantly by market participant, reflecting the fact that the industry generally still remained exposed to fundamental issues that had negatively impacted its aggregate capacity in 2002 and 2003, including weak investment market conditions and adverse loss emergence. Both of these had tended to depress the industry’s aggregate financial performance and perceptions of financial strength of industry participants over this period albeit with significant variation by individual market participant. The industry experienced a record level of catastrophe losses during 2004, particularly in the second half of the year, and it remains unclear whether the aggregate catastrophe losses experienced by the industry will reverse, stop or even moderate the trends toward market softening, particularly as respects property classes.

Through 2003, reinsurance and insurance markets had generally continued to firm, reflecting the continuing, although diminishing, implications of losses arising from the terrorist attacks of September 11, 2001, and more broadly, the impact of aggregate company reactions to broad and growing recognition that competition in the late 1990s reached extremes in many classes and markets, which ultimately led to inadequate pricing and overly broad terms, conditions and coverages. The effect of these extremes, which became apparent through excessive loss emergence, varied widely by company depending on product offerings, markets accessed, underwriting and operating practices, competitive strategies and business volumes. Across all market participants, however, the aggregate general effect was depressed financial results and erosion of the industry capital base. Coupled with deteriorating investment market conditions and results, and renewed concerns regarding longer-term industry specific issues, including asbestos exposure and sub-par capital returns, these financial impacts introduced substantial, and in some cases extreme, pressure for the initiation and/or strengthening of corrective action by individual market participants. These pressures, aggregating across industry participants, reinforced the trend established in 2000 through 2003 toward firming prices, more restrictive terms and conditions, tightened coverage availability across most classes and markets and increasing concern with respect to the financial security of insurance and reinsurance providers, impacts which set the stage for the 2004 trends discussed above.

The Company has been somewhat disappointed by industry developments in 2004, which have generally operated to modestly weaken pricing. The Company can not predict with any reasonable certainty whether and to what extent these trends or conditions will persist and in particular whether the property catastrophe losses experienced by the industry in 2004 will lessen competitive pressures, particularly for the property classes of business. Notwithstanding these catastrophe losses, the continued growth of reinsurance capacity, particularly in Bermuda, changes in the Lloyd’s market, and the potential reemergence of a market share orientation among some industry participants, combined with improving and in some cases strong financial results, continue to contribute to uncertainty about the prospective level of competitive pressures.

FINANCIAL SUMMARY
The Company’s management monitors and evaluates overall Company performance based upon financial results. The following table displays a summary of the consolidated net income for the periods indicated:

	Years Ended December 31,

(Dollars in thousands)	2004	2003	2002

Gross written premiums	$4,704,135	$4,573,802	$2,846,501
Net written premiums	4,531,488	4,315,389	2,637,620
REVENUES:
Premiums earned	$4,425,082	$3,737,851	$2,273,677
Net investment income	495,908	402,610	350,668
Net realized capital gains (losses)	89,614	(38,026)	(50,043)
Net derivative (expense) income	(2,660)	5,851	(14,509)
Other income (expense)	741	(1,033)	(2,091)

Total revenues	5,008,685	4,107,253	2,557,702

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	3,291,139	2,600,196	1,629,382
Commission, brokerage, taxes and fees	975,176	863,933	551,787
Other underwriting expenses	107,120	94,623	69,916
Interest expense	75,539	57,288	44,573

Total claims and expenses	4,448,974	3,616,040	2,295,658

INCOME BEFORE TAXES	559,711	491,213	262,044
Income tax expense	64,853	65,185	30,741

NET INCOME	$494,858	$426,028	$231,303

As indicated in the preceding “Industry Conditions” section, the reinsurance and insurance industry generally experienced favorable market conditions from 2001 through 2003. These favorable market conditions, coupled with the Company’s financial strength, strategic positioning and market and underwriting expertise, enabled the Company to increase its volume of business significantly over this period. With the change in competitive trend throughout 2004 and with little clarity regarding the impact of property catastrophe losses on prospective market conditions, the Company continued to adapt its operations to slow its rate of growth and even decrease writings for some classes of business and reemphasize its focus on profitability as opposed to volume.

Gross written premiums were $4.7 billion for the year ended December 31, 2004, an increase of 2.8% as compared with $4.6 billion for the year ended December 31, 2003, which had increased 60.7% compared with the year ended December 31, 2002. Gross written premiums were $2.8 billion for the year ended December 31, 2002, an increase of 51.8% compared with the year ended December 31, 2001.

Due to the nature of its businesses, the Company is unable to precisely differentiate between the effects of price changes as compared to the effects of changes in exposure. Similarly, because individual reinsurance arrangements often reflect revised coverages, structuring, pricing, terms and/or conditions from period to period, the Company is unable to differentiate between the premium volumes attributable to new business as compared to renewal business. Management believes, however, that on balance, the Company’s growth has been reasonably balanced between growth in exposures underwritten and increased pricing and/or improved terms and conditions. Management believes further that market conditions, although changing, remain generally more favorable for casualty business classes than for property business classes; however, management notes that it continues to see business opportunities in most product classes and markets. Although premium volumes on a year to date basis have increased, the Company continues to decline business that does not meet its objectives regarding underwriting profitability, a discipline which became more apparent over the second half of 2004 with quarterly volumes for the third and fourth quarters which reflected year over year declines in gross premiums written.

In June 2004, the Company received notification of termination with respect to its contract with American All-Risk Insurance Services, LLC, its single largest producer of California workers’ compensation insurance. In 2004, American All–Risk Insurance Services, LLC accounted for approximately 7.8% of total gross written premiums. Under the terms of the contract, the agency continued to produce business exclusively for the Company through October 15, 2004. The business produced under this relationship will continue in force through the policy expiration dates or cancellation. The Company does not believe that the termination of this contract will have a material adverse effect on future Company operations and believes the termination was not entirely inconsistent with its plan to moderate its writings in this market.

Net written premiums, comprised of gross written premiums less ceded premiums, were $4.5 billion for the year ended December 31, 2004, an increase of 5.0% compared with $4.3 billion for the year ended December 31, 2003, which had increased 63.6% compared with the year ended December 31, 2002. Net written premiums for the year ended December 31, 2002 were $2.6 billion, an increase of 69.1% compared with the year ended December 31, 2001. The increases in net written premium are in line with the increases in gross written premium, as ceded written premium over the period was relatively stable at $172.6 million, $258.4 million and $208.9 million for the years ended December 31, 2004, 2003 and 2002, respectively. Ceded premiums relate primarily to specific reinsurance purchased by the U.S. Insurance operation and, to a lesser extent, adjustment premiums in 2003 and 2002 on loss cessions made to the Company’s corporate level aggregate reinsurance coverages.

Premiums earned were $4.4 billion for the year ended December 31, 2004, an increase of 18.4% compared with $3.7 billion for the year ended December 31, 2003, which had increased 64.4% compared with the year ended December 31, 2002. Premiums earned for the year ended December 31, 2002 were $2.3 billion, an increase of 54.9% compared with the year ended December 31, 2001. These increases reflect period to period changes in net written premiums and business mix together with normal variability in earning patterns. Business mix changes occur not only as the Company shifts emphasis between products, lines of business, distribution channels and markets, but also as individual contracts renew or non-renew, almost always with changes in coverage, structure, prices and/or terms, and as new contracts are accepted with coverages, structures, prices and/or terms different from those of expiring contracts. Changes in estimates related to unreported reinsurance activity also contribute.

Incurred losses and LAE for the year ended December 31, 2004 were $3.3 billion, an increase of 26.6% compared with $2.6 billion for the year ended December 31, 2003, which had increased 59.6% compared with the year ended December 31, 2002. Incurred losses and LAE for the year ended December 31, 2002 were $1.6 billion, an increase of 34.7% compared with the year ended December 31, 2001. The major contributing factor for the increases in 2004 was the increase in incurred losses and LAE due to property catastrophe net event losses of $403 million, arising principally from hurricanes Charley, Frances, Ivan and Jeanne, Pacific typhoons, Edmonton hailstorms and the Asian tsunami. Other factors, including the level of incurred losses and LAE related to changes in volume as measured by earned premium, changes in rates, and terms and the effect of changes in prior period loss reserve estimates, also contributed. The increase in incurred losses and LAE relating to net adverse prior period reserve strengthening of $312.0 million, $256.9 million and $140.1 million for years ended December 31, 2004, 2003 and 2002, respectively, principally related to the Company’s asbestos exposures, treaty casualty and workers’ compensation, partially offset in 2004 by a $33.4 million reduction in reserves related to the World Trade Center events. See ITEM 1, “Business — Changes in Historical Reserves” for additional details and explanation.

Commission, brokerage and tax expense for the years ended December 31, 2004, 2003 and 2002 were $975.2 million, $863.9 million and $551.8 million, respectively, increasing principally as a result of premium volume changes, as these expenses generally vary in direct proportion to premiums earned. However, the percentage increase in expenses was somewhat less than the change in premiums, primarily reflecting the impact of changes in the Company’s business mix.

Net investment income was $495.9 million for the year ended December 31, 2004, an increase of 23.2% compared with $402.6 million for the year ended December 31, 2003, which had increased 14.8% compared with the year ended December 31, 2002. Net investment income for the year ended December 31, 2002 was $350.7 million, an increase of 3.0% compared with the year ended December 31, 2001. The year ended December 31, 2004 included a $32.7 million increase arising from an atypical increase in the value of one of the Company’s limited partnership investments. Excluding this increase, the net investment income increase generally reflected growth in the Company’s cash and invested assets. Premiums are generally collected over the first 12 to 15 months of the Company’s reinsurance and insurance contract, while related losses are typically paid out over numerous years. This tends to increase cash flow from operations when premiums are increasing. The Company’s cash flow from operations was $1,487.6 million, $1,653.8 million and $742.7 million for the years ended December 31, 2004, 2003 and 2002, respectively. Cash flow from operations was impacted in particular by increased loss payments relating to catastrophe losses and asbestos claim settlements in 2004. Coupled with common stock offerings and the issuance of junior subordinated debt securities, this contributed to the growth in the Company’s total investments and cash to $11,530.2 million.

Net realized capital gains of $89.6 million for the year ended December 31, 2004 were primarily the result of gains on the sale of the Company’s interest only strips investment portfolio. Net realized capital losses of $38.0 million and $50.0 million for the years ended December 31, 2003 and 2002, respectively, were primarily the result of valuation adjustments on the interest only strip portfolio in accordance with Emerging Issues Task Force No. 99-20, “Recognition of Interest Income and Impairment on Purchases and Beneficial Interests in Securitized Financial Assets” (“EITF 99-20”) and write-downs in the value of securities deemed to be impaired on an other than temporary basis, partially offset by realized gains.

The Company’s income tax expense is primarily a function of the statutory tax rates and corresponding net income in the jurisdictions where the Company operates, coupled with the impact from tax preferenced investment income. Variations between years generally reflect changes in the relative levels of pre-tax income between jurisdictions with different tax rates. Additionally, in conjunction with the transfer of the Company’s UK Branch to Bermuda Re, there were various tax issues giving rise to incremental net tax expenses in 2004. The Company incurred income tax expenses of $64.9 million, $65.2 million and $30.7 million for the years ended December 31, 2004, 2003 and 2002, respectively. The slight decrease in tax expense primarily reflected the impact of the catastrophe losses on 2004 underwriting results, which were partially offset by additional taxable net investment income, taxable realized capital gains and the expense associated with the transfer of the UK branch.

Net income for the years ended December 31, 2004, 2003 and 2002 was $494.9 million, $426.0 million and $231.3 million, respectively, generally reflecting improving underwriting and investment results and realized capital gains in 2004, partially offset by realized capital losses in 2003 and 2002 and, particularly in 2004, catastrophe and asbestos losses, all moderated by the impact of income taxes.

SEGMENT INFORMATION
The Company, through its subsidiaries, operates in five segments: U.S. Reinsurance, U.S. Insurance, Specialty Underwriting, International and Bermuda. The U.S. Reinsurance operation writes property and casualty reinsurance, on both a treaty and facultative basis, through reinsurance brokers, as well as directly with ceding companies within the U.S. The U.S. Insurance operation writes property and casualty insurance primarily through general agent relationships and surplus lines brokers within the U.S. The Specialty Underwriting operation writes A&H, marine, aviation and surety business within the U.S. and worldwide through brokers and directly with ceding companies. The International operation writes property and casualty reinsurance through Everest Re’s branches in Canada and Singapore, in addition to foreign business written through Everest Re’s Miami and New Jersey offices. The Bermuda operation provides reinsurance and insurance to worldwide property and casualty markets and reinsurance to life insurers through brokers and directly with ceding companies from its Bermuda office and property and casualty reinsurance to the United Kingdom and European markets through its UK branch.

These segments are managed in a carefully coordinated fashion with strong elements of central control, including with respect to capital, investments and support operations. As a result, management generally monitors and evaluates the financial performance of these operating segments based upon their underwriting gain (loss) or underwriting results. Underwriting results include earned premium less losses and LAE incurred, commission and brokerage expenses and other underwriting expenses and are analyzed using ratios, in particular loss, commission and brokerage and other underwriting expense ratios, which, respectively divide incurred losses, commissions and brokerage and other underwriting expenses by earned premium. The Company utilizes inter-affiliate reinsurance but such reinsurance generally does not impact segment results, as business is generally reported within the segment in which the business was first produced. For selected financial information regarding these segments, see Note 18 of Notes to Consolidated Financial Statements.

Effective January 1, 2004, Everest Re sold its United Kingdom branch to Bermuda Re. Business for this branch was previously included in the International segment and is now included in the Bermuda segment. Due to the sale and in accordance with FAS 131, the Company restated the International and Bermuda segments for the years ended December 31, 2003 and 2002 to conform to December 31, 2004 segment reporting.

In 2003, Everest National, another subsidiary of the Company, opened a regional office in California to better serve its western U.S. insurance business. The business produced through this additional office is included in the U.S. Insurance operation.

The following tables present the relevant underwriting results for the operating segments for the three years ended December 31:

	U.S. Reinsurance
(Dollars in thousands)	2004	2003	2002

Gross written premiums	$1,478,159	$1,752,302	$894,555
Net written premiums	1,468,466	1,687,333	834,234
Premiums earned	$1,473,545	$1,423,841	$726,352
Incurred losses and loss adjustment expenses	1,168,563	1,059,087	535,950
Commission and brokerage	373,581	350,641	182,558
Other underwriting expenses	23,390	21,670	18,876

Underwriting loss	$(91,989)	$(7,557)	$(11,032)

	U.S. Insurance
(Dollars in thousands)	2004	2003	2002

Gross written premiums	$1,167,808	$1,069,527	$821,442
Net written premiums	1,019,716	923,147	705,313
Premiums earned	$937,576	$823,601	$573,081
Incurred losses and loss adjustment expenses	658,777	605,602	432,917
Commission and brokerage	130,380	146,782	122,806
Other underwriting expenses	44,834	38,569	25,802

Underwriting gain (loss)	$103,585	$32,648	$(8,444)

	Specialty Underwriting
(Dollars in thousands)	2004	2003	2002

Gross written premiums	$487,072	$502,888	$488,583
Net written premiums	470,571	498,013	486,979
Premiums earned	$459,284	$468,932	$459,973
Incurred losses and loss adjustment expenses	302,010	295,397	313,352
Commission and brokerage	129,209	133,531	130,552
Other underwriting expenses	7,068	6,475	6,363

Underwriting gain	$20,997	$33,529	$9,706

	International
(Dollars in thousands)	2004	2003	2002

Gross written premiums	$687,657	$520,800	$364,476
Net written premiums	684,390	518,919	351,004
Premiums earned	$655,694	$461,607	$318,207
Incurred losses and loss adjustment expenses	419,101	267,707	184,490
Commission and brokerage	161,106	113,091	80,853
Other underwriting expenses	11,298	9,734	9,256

Underwriting gain	$64,189	$71,075	$43,608

	Bermuda
(Dollars in thousands)	2004	2003	2002

Gross written premiums	$883,439	$728,285	$277,445
Net written premiums	888,345	687,977	260,090
Premiums earned	$898,983	$559,870	$196,064
Incurred losses and loss adjustment expenses	742,688	372,403	162,673
Commission and brokerage	180,900	119,888	35,018
Other underwriting expenses	13,998	12,222	6,433

Underwriting (loss) gain	$(38,603)	$55,357	$(8,060)

The following table reconciles the underwriting results for the operating segments to income before tax as reported in the consolidated statements of operations and comprehensive income for the years ended December 31:

(Dollars in thousands)	2004	2003	2002

Underwriting gain	$58,179	$185,052	$25,778
Net investment income	495,908	402,610	350,668
Realized gain (loss)	89,614	(38,026)	(50,043)
Net derivative (expense) income	(2,660)	5,851	(14,509)
Corporate expenses	(6,532)	(5,953)	(3,186)
Interest expense	(75,539)	(57,288)	(44,573)
Other income (expense)	741	(1,033)	(2,091)

Income before taxes	$559,711	$491,213	$262,044

CONSOLIDATED RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003
Premiums.     Gross written premiums increased 2.8% to $4,704.1 million in 2004 from $4,573.8 million in 2003, as the Company took advantage of selected growth opportunities, while continuing to maintain a disciplined underwriting approach. Premium growth areas included a 32.0% ($166.9 million) increase in the International operations, primarily due to a $97.7 million increase in international business written through the Miami and New Jersey offices, representing primarily Latin American business, and a $67.2 million increase in Asian business. The Bermuda operation grew 21.3% ($155.2 million) reflecting an emphasis on traditional business classes in Bermuda and the UK. The U.S. Insurance operation grew 9.2% ($98.3 million), principally as a result of a $193.8 million increase in program business other than workers’ compensation, partially offset by a $95.5 million decrease in workers’ compensation business. The Specialty Underwriting operation decreased 3.1% ($15.8 million), resulting primarily from a $70.4 million decrease in A&H business, partially offset by an increase in surety business of $29.6 million and an increase in marine and aviation business of $25.0 million. The U.S. Reinsurance operation decreased 15.6% ($274.1 million), principally relating to an $142.5 million decrease in treaty casualty business, a $74.9 million decrease in facultative business, a $32.6 million decrease in treaty property business and a $19.8 million decrease in treaty non-property business.

Ceded premiums decreased to $172.6 million in 2004 from $258.4 million in 2003, principally resulting from the inclusion in 2003 of $49.6 million in adjustment premiums relating to claims made under the 2000 accident year aggregate excess of loss element of the Company’s corporate retrocessional programs, compared with no such adjustment premiums in 2004. Aside from the corporate retrocessional programs, ceded premiums generally relate to specific reinsurance purchased by the U.S. Insurance operation and fluctuate based upon the level of premiums written in the applicable programs.

Net written premiums increased by 5.0% to $4,531.5 million in 2004 from $4,315.4 million in 2003, reflecting the increase in gross written premiums, combined with the decrease in ceded premiums.

Premium Revenues.   Net premiums earned increased by 18.4% to $4,425.1 million in 2004 from $3,737.9 million in 2003. Contributing to this increase was a 60.6% ($339.1 million) increase in the Bermuda operation, a 42.0% ($194.1 million) increase in the International operation, a 13.8% ($114.0 million) increase in the U.S. Insurance operation and a 3.5% ($49.7 million) increase in the U.S. Reinsurance operation, partially offset by a 2.1% ($9.6 million) decrease in the Specialty Underwriting operation. All of these changes reflect period to period changes in net written premiums and business mix, together with normal variability in earnings patterns. Business mix changes occur not only as the Company shifts emphasis between products, lines of business, distribution channels and markets, but also as individual contracts renew or non-renew, almost always with changes in coverage, structure, prices and/or terms, and as new contracts are accepted with coverages, structures, prices and/or terms different from those of expiring contracts. As premium reporting, earnings, loss and commission characteristics derive from the provisions of individual contracts, the continuous turnover of individual contracts, arising from both strategic shifts and day to day underwriting, can and does introduce appreciable background variability in various underwriting line items. Changes in estimates related to unreported reinsurance activity also contribute.

Expenses.  Incurred loss and LAE increased by 26.6% to $3,291.1 million in 2004 from $2,600.2 million in 2003. The increase in incurred losses and LAE was principally attributable to the provision for estimated catastrophe losses from hurricanes Charley, Frances, Ivan and Jeanne, Pacific typhoons, the Asian tsunami and reserve adjustments for prior period losses, together with the mitigating effects of the increase in net premiums earned and the impact of favorable changes in the Company’s underlying business mix and aggregate rates, terms and conditions.

The Company’s loss and LAE reserves reflect estimates of ultimate claim liability. Such estimates are reevaluated on an ongoing basis, including re-estimates of prior period reserves, taking into consideration all available information and, in particular, newly reported loss and claim experience. The effect of such reevaluations impacts incurred losses for the current period. The Company notes that its analytical methods and processes operate at multiple levels, including individual contracts, groupings of like contracts, classes and lines of business, internal business units, segments, legal entities, and in the aggregate. The complexities of the Company’s business and operations require analyses and adjustments, both qualitative and quantitative, at these various levels. Additionally, the attribution of reserves, changes in reserves and incurred losses between accident year and underwriting year requires adjustments and allocations, both qualitative and quantitative, at these various levels. All of these processes, methods and practices appropriately balance actuarial science, business expertise and management judgment in a manner intended to assure the accuracy, precision and consistency of the Company’s reserving practices, which are fundamental to the Company’s operation. The Company notes, however, that the underlying reserves remain estimates, which are subject to variation, and that the relative degree of variability is generally least when reserves are considered in the aggregate and generally increases as the focus shifts to more granular data levels.

Incurred losses and LAE in 2004 reflected ceded losses and LAE of $141.0 million compared to ceded losses and LAE in 2003 of $278.4 million. The decrease in ceded losses is primarily the result of the absence in 2004 of cessions under the corporate level aggregate reinsurance covers. The ceded losses and LAE in 2003 included $85.0 million of losses ceded under the 2000 accident year aggregate excess of loss component of the Company’s corporate retrocessional program and $81.1 million under the LM/Mt. McKinley reinsurance agreement.

Incurred losses and LAE include catastrophe losses, which include the impact of both current period events and favorable and adverse development on prior period events and are net of reinsurance. Individual catastrophe losses are reported net of specific reinsurance, but before recoveries under corporate level reinsurance and potential IBNR reserve offsets. The Company defines a catastrophe as a property event with expected reported losses of at least $5.0 million before corporate level reinsurance and taxes. Catastrophe losses, net of contract specific cessions, were $403.0 million in 2004, relating principally to aggregate estimated losses of $428.8 million from hurricanes Charley, Frances, Ivan and Jeanne, Pacific typhoons, Edmonton hailstorms and the Asian tsunami, which were partially offset by $33.4 million of reserve reductions related to the World Trade Center events. Catastrophe losses, net of contract specific cessions, were $36.8 million in 2003, relating principally to the May 2003 tornado and hailstorm events and hurricanes Fabian and Isabel.

(Dollars in millions) Segment Net Catastrophe Losses

Segment	2004	2003

U.S. Reinsurance	$250.7	$23.9
U.S. Insurance	1.0	1.4
Specialty Underwriting	18.4	3.2
International	88.0	1.1
Bermuda	44.9	7.2

Total	$403.0	$36.8

Net adverse prior period reserve adjustments for the year ended December 31, 2004 were $312.0 million compared to $256.9 million in 2003. For the year ended December 31, 2004, the adverse reserve adjustments included net adverse A&E adjustments of $159.4 million and net adverse non-A&E adjustments of approximately $186.0 million relating primarily to casualty reinsurance, partially offset by favorable development of $33.4 million relating to the reduction of reserves for the World Trade Center events. For the year ended December 31, 2003, net adverse prior period reserve adjustments for A&E exposures were $50.2 million and net adverse non-A&E adjustments were $206.7 million, which were net of a cession of $85 million under the 2000 accident year aggregate excess of loss component of the Company’s corporate retrocessional program. It is important to note that adverse non-A&E accident year reserve development arises from the reevaluation of accident year results and that such reevaluations also impact premiums and commissions attributed by accident year, generally mitigating, in part, the impact of loss development and that such impacts are recorded as part of the overall reserve evaluation.

The U.S. Reinsurance segment accounted for $77.7 million of net adverse prior period reserve adjustments for the year ended December 31, 2004, which included $34.2 million of favorable development due to the reserve reduction related to the catastrophe losses from the World Trade Center events, as compared to net adverse prior period reserve adjustments of $150.9 million for the year ended December 31, 2003. Asbestos exposures accounted for $10.3 million and $16.8 million of adverse reserve adjustments for the years ended December 31, 2004 and 2003, respectively, with the remainder principally attributable to professional liability and casualty business classes. During the late 1990s and early 2000s, there had been a proliferation of claims relating to bankruptcies and other financial management improprieties. This increased number of claims, combined with larger claims, has significantly increased incurred losses on the professional liability policies. In the general casualty area, the Company continues to experience losses greater than historical trends for accident years 1998 through 2001. These losses are being driven by adverse trends in litigation and economic variability. In both the professional liability and general casualty reinsurance areas, the Company relies upon loss reports from ceding companies. Although the Company may record reserves at higher levels than those reported by ceding companies, actual reported results have exceeded the initial loss indications.

The U.S. Insurance segment reflected $43.3 million and $58.7 million of net adverse prior period reserve adjustments for the years ended December 31, 2004 and 2003, respectively. The adverse prior period reserve adjustments were principally due to accident years 2000 through 2002, where the Company strengthened its reserves for California workers’ compensation insurance. This was a relatively new book of business and was written in a challenging political and economic environment. While management believes the cumulative results through 2004 remain quite positive, there has been some deterioration in claim frequency and severity related to accident years 2001 and 2002.

The Specialty Underwriting segment had $5.1 million of net adverse prior period reserve adjustments for the year ended December 31, 2004, principally related to net adverse prior period reserve adjustments in the surety and A&H business lines partially offset by favorable development from marine and aviation. The net favorable prior period reserve adjustments for the year ended December 31, 2003 were $23.9 million, primarily related to A&H business.

The International segment had $4.4 million of favorable net prior period reserve adjustments for the year ended December 31, 2004 and net adverse prior period reserve adjustments of $15.8 million for the year ended December 31, 2003. The favorable development in 2004 related primarily to 2003 Canadian property catastrophe, international and Asia business. The prior period reserve development for 2003 related primarily to general casualty business written in the U.S. and Canada on both a quota share and excess basis for accident years 1996 through 2002.

The Bermuda segment reflected $190.3 million of net adverse prior period reserve adjustments for the year ended December 31, 2004 and $55.4 million of net adverse prior reserve adjustments for the year ended December 31, 2003. The development in the year ended December 31, 2004 was primarily the result of $149.1 million of A&E reserve development. For the year ended December 31, 2003, reserve adjustments included $33.5 million related to A&E exposures. All of the development related to asbestos exposures that were assumed through the September 19, 2000 loss portfolio transfer from Mt. McKinley in 2000.

Aggregate reserve development related to A&E exposures was $159.4 million and $50.2 million for the years ended December 31, 2004 and 2003, respectively. The Company has A&E exposure related to contracts written by the Company prior to 1986 and to claim obligations acquired as part of the Mt. McKinley acquisition in September 2000. The reserve strengthening on business written by the Company, net of reinsurance, was $10.3 million and the net strengthening on the acquired business was $149.1 million in 2004. Substantially all of the Company’s A&E exposures relate to insurance and reinsurance contracts with coverage periods prior to 1986. Given the uncertainties surrounding the settlement of A&E losses, management is unable to establish a meaningful range for these obligations.

(Dollars in millions) Segment Net Prior Period Reserve Adjustments

Segment	2004	2003

U.S. Reinsurance	$77.7	$150.9
U.S. Insurance	43.3	58.7
Specialty Underwriting	5.1	(23.9)
International	(4.4)	15.8
Bermuda	190.3	55.4

Total	$312.0	$256.9

In all cases, the prior period development, sometimes referred to as reserve strengthening, reflects management’s judgment as to the implications of losses and claim information reported during the period on the Company’s reserve balances.

The segment components of the increase in incurred losses and LAE in 2004 from 2003 were a 99.4% ($370.3 million) increase in the Bermuda operation, a 56.6% ($151.4 million) increase in the International operation, a 10.3% ($109.5 million) increase in the U.S Reinsurance operation, an 8.8% ($53.2 million) increase in the U.S.

Insurance operation and a 2.2% ($6.6 million) increase in the Specialty Underwriting operation. These changes reflect variability in premiums earned and changes in the loss expectation assumptions for business written, as well as the net prior period reserve development and catastrophe losses discussed above. Incurred losses and LAE for each operation were also impacted by generally improved pricing of the underlying business, as well as variability relating to changes in the mix of business by class and type, which in general reflected a more favorable mix.

The Company’s loss ratio, which is calculated by dividing incurred losses and LAE by net premiums earned, increased by 4.8 percentage points to 74.4% in 2004 from 69.6% in 2003, reflecting the impact of the changes in premiums earned and incurred losses and LAE discussed above, as well as favorable changes in the underlying business mix and aggregate rates, terms and conditions.

The following table shows the loss ratios for each of the Company’s operating segments for 2004 and 2003. The loss ratios for all operations were impacted by the factors noted above.

Segment Loss Ratios

Segment	2004	2003

U.S. Reinsurance	79.3%	74.4%
U.S. Insurance	70.3%	73.5%
Specialty Underwriting	65.8%	63.0%
International	63.9%	58.0%
Bermuda	82.6%	66.5%

Segment underwriting expenses increased by 12.9% to $1,075.8 million in 2004 from $952.6 million in 2003. Commission, brokerage, taxes and fees increased by $111.2 million, principally reflecting increases in premium volume and changes in the mix of business. Segment other underwriting expenses increased by $11.9 million as the Company continues to expand operations to support its increased business volume. Contributing to the segment underwriting expense increases were a 47.5% ($62.8 million) increase in the Bermuda operation, a 40.4% ($49.6 million) increase in the International operation and a 6.6% ($24.7 million) increase in the U.S. Reinsurance operation, which were all partially offset by a 5.5% ($10.1 million) decrease in the U.S. Insurance operation and a 2.7% ($3.7 million) decrease in the Specialty Underwriting operation. The changes for each operation’s expenses principally resulted from changes in commission expenses related to changes in premium volume and business mix by class and type and, in some cases, changes in the use of specific reinsurance, as well as the underwriting performance of the underlying business. The Company’s expense ratio, which is calculated by dividing underwriting expenses by net premiums earned, was 24.4% in 2004 compared to 25.6% in 2003.

Segment Expense Ratios

Segment	2004	2003

U.S. Reinsurance	26.9%	26.1%
U.S. Insurance	18.7%	22.5%
Specialty Underwriting	29.6%	29.9%
International	26.3%	26.6%
Bermuda	21.7%	23.6%

The Company’s combined ratio, which is the sum of the loss and expense ratios, increased by 3.6 percentage points to 98.8% in 2004 compared to 95.2% in 2003.

The following table shows the combined ratios for each of the Company’s operating segments in 2004 and 2003. The combined ratios for all operations were impacted by the loss and expense ratio variability noted above.

Segment Combined Ratios

Segment	2004	2003

U.S. Reinsurance	106.2%	100.5%
U.S. Insurance	89.0%	96.0%
Specialty Underwriting	95.4%	92.9%
International	90.2%	84.6%
Bermuda	104.3%	90.1%

Investments.      Net investment income increased 23.2% to $495.9 million in 2004 from $402.6 million in 2003, principally reflecting the effects of investing $1,487.6 million of cash flow from operations for the twelve months ended December 31, 2004, as well as $320.0 of net proceeds from the issuance of junior subordinated debt securities in March 2004 and $250.0 of net proceeds from the issuance of senior notes in October 2004. The increase also reflected $32.7 million representing an atypical increase in the carrying value of a limited partnership investment.

The following table shows a comparison of various investment yields for the periods indicated:

	2004	2003

Imbedded pre-tax yield of cash and invested assets at December 31, 2004 and 2003	4.7%	4.8%
Imbedded after-tax yield of cash and invested assets at December 31, 2004 and 2003	4.1%	4.1%
Annualized pre-tax yield on average cash and invested assets for the twelve months ended December 31, 2004 and 2003	5.0%	5.1%
Annualized after-tax yield on average cash and invested assets for the twelve months ended December 31, 2004 and 2003	4.2%	4.4%

The Company, because of its historical income orientation, has generally considered total return, the combination of income yield and capital appreciation/depreciation, to be relatively less important as a measure of performance than its overall income yield. With changes the Company perceives in overall investment market conditions, and more specifically the acquisition of $496.5 million of equity securities into the overall investment portfolio in 2004, the Company is reweighting its view of total return. The following table provides a comparison of the Company’s total return by asset class to broadly accepted industry benchmarks for 2004 and 2003.

	2004	2003

Fixed income portfolio total return	6.5%	6.2%
Lehman bond aggregate	4.3%	4.1%
Common equity portfolio total return	21.9%	17.0%
S&P 500	10.9%	28.7%

Net realized capital gains were $89.6 million in 2004, which reflected realized capital gains on the Company’s investments of $164.3 million, including $118.2 million on the sale of interest only strip investments, partially offset by $74.7 million of realized capital losses, which included $65.0 million related to the write-downs in the value of interest only strips deemed to be impaired on an other than temporary basis in accordance with EITF 99-20, prior to liquidation of the interest only strip portfolio during the second quarter of 2004. Net realized capital losses of $38.0 million in 2003 reflected realized capital losses on the Company’s investments of $88.7 million, which included $25.7 million relating to write-downs in the value of securities deemed to be impaired on an other than temporary basis and $46.2 million related to the impairment on interest only strips, partially offset by $50.7 million of realized capital gains, which included $16.8 million of realized capital gains on sales of the interest only strips.

The Company has one credit default swap, which it no longer writes, and five specialized equity put options in its product portfolio. These products meet the definition of a derivative under Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). Net derivative expense from these derivative transactions in 2004 was $2.7 million and net derivative income from these derivative transactions in 2003 was $5.9 million, with both periods principally reflecting changes in fair value for the specialized equity put options. See also Note 2 of Notes to the Consolidated Financial Statements.

Other income in 2004 was $0.7 million compared to other expense of $1.0 million in 2003. The decrease in net expense for 2004 was primarily due to variability in the impact of foreign exchange, partially offset by other miscellaneous expenses.

Corporate underwriting expenses not allocated to segments increased to $6.5 million for 2004 compared with $6.0 million for 2003 as the Company expanded its infrastructure to support increased business volume.

Interest expense in 2004 was $75.5 million compared to $57.3 million in 2003. Interest expense in 2004 included $42.0 million relating to the senior notes, $32.4 million relating to the junior subordinated debt securities and $1.2 million relating to borrowings under the Company’s revolving credit facility. Interest expense in 2003 reflected $38.9 million relating to the issuance of the senior notes, $17.0 million relating to the junior subordinated debt securities and $1.4 million relating to borrowings under the Company’s revolving credit facility. The increase in interest expense was due to the additional issuance of $320 million of junior subordinated debt securities in March 2004 and the issuance of $250 million of senior notes in October 2004.

Income Taxes.   The Company’s income tax expense is primarily a function of the statutory tax rates and corresponding net income in the jurisdictions where the Company operates, coupled with the impact from tax preferenced investment income. Variations between years generally reflect changes in the relative levels of pre-tax income between jurisdictions with different tax rates. Additionally, in conjunction with the transfer of the Company’s UK Branch to Bermuda Re, there were various tax issues giving rise to net tax expenses. The Company recognized income tax expense of $64.9 million in 2004 compared to $65.2 million in 2003.

Net Income.   Net income was $494.9 million in 2004 compared to net income of $426.0 million in 2003, reflecting improved investment income and realized capital gains, partially offset by reduced underwriting profitability due to catastrophe losses.

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002
Premiums.  Gross written premiums increased 60.7% to $4,573.8 million in 2003 from $2,846.5 million in 2002, as the Company took advantage of the general firming of rates, terms and conditions and selected growth opportunities, while continuing to maintain a disciplined underwriting approach. Premium growth areas included a 95.9% ($857.7 million) increase in the U.S. Reinsurance operation, principally related to a $519.4 million increase in treaty casualty business, a $253.9 million increase in treaty property business and a $62.8 million increase in facultative business. The International operation increased 42.9% ($156.3 million), primarily due to a $79.6 million increase in international business written through the Miami and New Jersey offices representing primarily Latin American business and a $67.4 million increase to Canadian business. The U.S. Insurance operation grew 30.2% ($248.1 million), principally as a result of an $89.5 million increase in workers’ compensation and a $73.2 million increase in excess and surplus lines insurance. The Bermuda operation increased $450.8 million, reflecting a $256.9 million increase in premiums from the UK branch, and a shift toward more traditional business resulting from the rollout of treaty, facultative and individual risk capabilities in Bermuda. The Specialty Underwriting operation increased 2.9% ($14.3 million), resulting primarily from a $38.0 million increase in A&H business and a $19.0 million decrease in marine and aviation.

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

Premium Revenues.   Net premiums earned increased by 64.4% to $3,737.9 million in 2003 from $2,273.7 million in 2002. Contributing to this increase was a 96.0% ($697.5 million) increase in the U.S. Reinsurance operation, a 45.1% ($143.4 million) increase in the International operation, a 43.7% ($250.5 million) increase in the U.S. Insurance operation, a $363.8 million increase in the Bermuda operation and a 1.9% ($9.0 million) increase in the Specialty Underwriting operation. All of these changes reflect period to period changes in net written premiums and business mix together with normal variability in earnings patterns. Business mix changes occur not only as the Company shifts emphasis between products, lines of business, distribution channels and markets but also as individual contracts renew or non-renew, almost always with changes in coverage, structure, prices and/or terms, and as new contracts are accepted with coverages, structures, prices and/or terms different from those of expiring contracts. As premium reporting and earnings and loss and commission characteristics derive from the provisions of individual contracts, the continuous turnover of individual contracts, arising from both strategic shifts and day to day underwriting, can and does introduce appreciable background variability in various underwriting line items.

Expenses.  Incurred loss and LAE increased by 59.6% to $2,600.2 million in 2003 from $1,629.4 million in 2002. The increase in incurred losses and LAE was principally attributable to the increase in net premiums earned, the impact of changes in the Company’s mix of business and reserve adjustments for prior period losses.

Incurred losses and LAE in 2003 reflected ceded losses and LAE of $278.4 million compared to ceded losses and LAE in 2002 of $287.7 million. The ceded losses and LAE in 2003 included $85.0 million of losses ceded under the 2000 accident year aggregate excess of loss component of the Company’s corporate retrocessional program and $81.1 million under the LM/Mt. McKinley reinsurance agreement. The ceded losses and LAE in 2002 included $11.0 million and $90.0 million of losses ceded under the 2001 and 2000 accident year aggregate excess of loss component of the Company’s corporate retrocessional program, respectively, and $56.7 million under the LM/Mt. McKinley reinsurance agreement.

Incurred losses and LAE include catastrophe losses, which include the impact of both current period events and favorable and adverse development on prior period events, and are net of reinsurance. A catastrophe is an event that causes a pre-tax loss on property exposures of at least $5.0 million before corporate level reinsurance and taxes. Catastrophe losses, net of contract specific cessions, were $36.8 million in 2003, relating principally to the May 2003 tornado and hailstorm events and hurricanes Fabian and Isabel, compared to $30.2 million in 2002.

(Dollars in millions) Segment Net Catastrophe Losses

Segment	2003	2002

U.S. Reinsurance	$23.9	$5.4
U.S. Insurance	1.4	-
Specialty Underwriting	3.2	1.1
International	1.1	18.2
Bermuda	7.2	5.5

Total	$36.8	$30.2

Net adverse prior period reserve adjustments for the year ended December 31, 2003 were $256.9 million, which were net of a cession of $85 million under the 2000 accident year aggregate excess of loss component of the Company’s corporate retrocessional program. For the year ended December 31, 2002, net adverse prior period reserve adjustments were $140.1 million, which were net of cessions of $11 million and $90 million under the 2001 and 2000 accident year aggregate excess of loss component of the Company’s corporate retrocessional program, respectively.

The U.S. Reinsurance segment accounted for $134.2 million and $96.7 million of the non-A&E net prior period reserve adjustments for the years ended December 31, 2003 and 2002, respectively. The two principal underwriting areas responsible for these deficiencies are professional liability and general casualty. During the late 1990s and early 2000s, there had been a proliferation of claims relating to bankruptcies and other financial management improprieties. This increased number of claims combined with larger claims has significantly increased incurred losses on the professional liability policies. In the general casualty area, the Company continues to experience losses greater than historical trends for accident years 1998 through 2003. These losses are being driven by adverse trends in litigation and economic variability. In both the professional liability and general casualty reinsurance areas, the Company relies upon loss reports from ceding companies. Although the Company generally records reserves at higher levels than those reported by ceding companies, actual reported results have exceeded the initial loss indications. The reserve adjustments in these areas were partially offset by favorable reserve development relating to property reinsurance for the 2002 accident year.

The U.S. Insurance segment reflected $58.7 million and $14.0 million of net prior period reserve adjustments for years ended December 31, 2003 and 2002, respectively, principally due to California workers’ compensation insurance. This was a relatively new book of business and was written in a challenging political and economic environment. While management believes the cumulative results through 2003 remain positive, there has been some deterioration in claim frequency and severity related to accident years 2001 and 2002.

The Specialty Underwriting segment had favorable net prior period reserve adjustments of $23.9 million and $0.4 million for the years ended December 31, 2003 and 2002, respectively. The favorable adjustments for 2003, related primarily to A&H business and cessions under the corporate retrocessional program and related principally to the 2000 through 2002 accident years.

The International segment had an unfavorable net prior period reserve adjustment of $15.8 million and a favorable net prior period reserve adjustment of $6.2 million for the years ended December 31, 2003 and 2002, respectively. These reserve adjustments relate primarily to general casualty business written in the U.S. and Canada on both a quota share and excess basis for accident years 1996 through 2002, with the larger development on the 1998 through 2000 years.

The Bermuda segment reflected $21.9 million of unfavorable non-A&E net prior period reserve adjustments for the year ended December 31, 2003 and $11.7 million of development for the year ended December 31, 2002.

Reserve development related to A&E exposures were $50.2 million and $23.5 million for the years ended December 31, 2003 and 2002, respectively. The Company has A&E exposure related to contracts written by the Company prior to 1986 and to claim obligations acquired as part of the Mt. McKinley acquisition in September 2000. The reserve strengthening on business written by the Company, net of reinsurance, was $16.7 million in the U.S. Reinsurance segment and the net strengthening on the acquired business was $33.5 million in the Bermuda segment in 2004. Substantially all of the Company’s A&E exposures relate to insurance and reinsurance contracts with coverage periods prior to 1986.

(Dollars in millions) Segment Net Prior Period Reserve Adjustments

Segment	2003	2002

U.S. Reinsurance	$150.9	$102.9
U.S. Insurance	58.7	14.0
Specialty Underwriting	(23.9)	(0.4)
International	15.8	(6.2)
Bermuda	55.4	29.8

Total	$256.9	$140.1

In all cases, the prior period development reflects management’s judgment as to the implications of losses and claim information reported during the period on the Company’s reserve balances.

The segment components of the increase in incurred losses and LAE in 2003 from 2002 were a 97.6% ($523.1 million) increase in the U.S. Reinsurance operation, an 45.1% ($83.2 million) increase in the International operation, a 39.9% ($172.7 million) increase in the U.S Insurance operation and a $209.7 million increase in the Bermuda operation, partially offset by a 5.7% ($18.0 million) decrease in the Specialty Underwriting operation. These changes generally reflect increases in premiums earned, changes in the current year loss expectation assumptions for business written, generally reflecting continued improvement in market conditions and pricing, an increase in catastrophe losses and the net prior period reserve development discussed above. Incurred losses and LAE for each operation were also impacted by variability relating to changes in the level of premium volume and the mix of business by class and type.

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

Segment Loss Ratios

Segment	2003	2002

U.S. Reinsurance	74.4%	73.8%
U.S. Insurance	73.5%	75.5%
Specialty Underwriting	63.0%	68.1%
International	58.0%	58.0%
Bermuda	66.5%	83.0%

Segment underwriting expenses increased by 54.0% to $952.6 million in 2003 from $618.5 million in 2002. Commission, brokerage, taxes and fees increased by $312.2 million, principally reflecting increases in premium volume and changes in the mix of business, together with the Company’s emphasis on acquisition cost control. Segment other underwriting expenses increased by $21.9 million as the Company expanded operations to support its increased business volume. Contributing to these underwriting expense increases were an 84.8% ($170.9 million) increase in the U.S. Reinsurance operation, a 36.3% ($32.7 million) increase in the International operation, a 24.7% ($36.7 million) increase in the U.S. Insurance operation, a $90.7 million increase in the Bermuda operation and a 2.3% ($3.1 million) increase in the Specialty Underwriting operation. The changes for each operation’s expenses principally resulted from changes in commission expenses related to changes in premium volume and business mix by class and type and, in some cases, changes in the use of specific reinsurance as well as the underwriting performance of the underlying business. The Company’s expense ratio, which is calculated by dividing underwriting expenses by net premiums earned, was 25.6% in 2003 compared to 27.3% in 2002.

Segment Expense Ratios

Segment	2003	2002

U.S. Reinsurance	26.1%	27.7%
U.S. Insurance	22.5%	25.9%
Specialty Underwriting	29.9%	29.8%
International	26.6%	28.3%
Bermuda	23.6%	21.1%

The Company’s combined ratio, which is the sum of the loss and expense ratios, decreased by 3.8 percentage points to 95.2% in 2003 compared to 99.0% in 2002.

The following table shows the combined ratios for each of the Company’s operating segments in 2003 and 2002. The combined ratios for all operations were impacted by the loss and expense ratio variability noted above.

Segment Combined Ratios

Segment	2003	2002

U.S. Reinsurance	100.5%	101.5%
U.S. Insurance	96.0%	101.5%
Specialty Underwriting	92.9%	97.9%
International	84.6%	86.3%
Bermuda	90.1%	104.1%

Investments.  Net investment income increased 14.8% to $402.6 million in 2003 from $350.7 million in 2002, principally reflecting the effects of investing $1,653.8 million of cash flow from operations for the twelve months ended December 31, 2003, $209.9 million of net proceeds from Holdings’ issuance of junior subordinated debt securities in November 2002 and $316.8 million of net proceeds from the issuance of Group’s common shares in April 2003, all partially offset by the effects of the lower interest rate environment.

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

	2003	2002

Fixed income portfolio total return	6.2%	8.7%
Lehman bond aggregate	4.1%	10.3%
Common equity portfolio total return	17.0%	(14	.4)%
S&P 500	28.7%	(22	.1)%

Net realized capital losses were $38.0 million in 2003, reflecting realized capital losses on the Company’s investments of $88.7 million, which included $25.7 million relating to write-downs in the value of securities deemed to be impaired on an other than temporary basis, and $46.2 million related to the impairment on interest only strips in accordance with EITF 99-20, partially offset by $50.7 million of realized capital gains, which included $16.8 million of realized capital gains on sales of the interest only strips, compared to net realized capital losses of $50.0 million in 2002. The net realized capital losses in 2002 reflected realized capital losses on the Company’s investments of $142.8 million, which included $101.3 million relating to write-downs in the value of securities deemed to be impaired on an other than temporary basis, of which $33.0 million was for WorldCom, Inc., partially offset by $92.8 million of realized capital gains. The company owned no interest only strips during 2002.

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

Interest expense in 2003 was $57.3 million compared to $44.6 million in 2002. Interest expense in 2003 reflected $38.9 million relating to the senior notes, $17.0 million relating to the junior subordinated debt securities and $1.4 million relating to borrowings under the Company’s revolving credit facility. Interest expense in 2002 reflected $38.9 million relating to the issuance of the senior notes, $2.2 million relating to the junior subordinated debt securities and $3.5 million relating to borrowings under the Company’s revolving credit facility.

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

LOSS AND LAE RESERVES.  The Company’s most critical accounting policy is the determination of its loss and LAE reserves. The Company maintains reserves to cover its estimated ultimate liability for losses and LAE with respect to reported and unreported claims relating to both its insurance and reinsurance businesses. Because reserves are estimates of ultimate losses and LAE, management, using a variety of statistical and actuarial techniques, monitors reserve adequacy over time, evaluating new information as it becomes known and adjusting reserves as necessary. Management considers many factors when setting reserves, including: (1) the Company’s exposure base, generally its premiums earned; (2) its expected loss ratios on current year writings as determined through extensive interaction between its underwriters and actuaries by product and class categories; (3) internal actuarial methodologies which analyze the Company’s loss reporting and payment experience with similar cases, information from ceding companies and historical trends, such as reserving patterns, loss payments and product mix; (4) current legal interpretations of coverage and liability; (5) economic conditions; and (6) the uncertainties discussed below regarding reserve requirements for A&E claims. Based on these considerations, management believes that adequate provision has been made for the Company’s insurance and reinsurance loss and LAE reserves. Actual losses and LAE ultimately paid may deviate, perhaps substantially, from such reserves, impacting income in the period in which the change in reserves is made. See also Note 1 of Notes of the Consolidated Financial Statements.

The Company acknowledges that there is more uncertainty in establishing loss reserves on assumed business as compared to direct business. At December 31, 2004 the Company had assumed loss reserves of $5,939.1 million, of which $313.0 million were loss reserves on A&E business.

Reserving for assumed reinsurance requires evaluating loss information received from ceding companies. Depending on the type of contract and the contractual reporting requirements, ceding companies report losses to the Company in many forms. Generally, proportional/quota share contracts require the submission of a monthly/quarterly account, which includes premium and loss settlement activity for the period with corresponding reserves as established by the ceding company. This information is recorded into the Company’s records. For certain proportional contracts, there is also an individual loss reporting clause, which requires a detailed loss report on claims that exceed a certain dollar threshold or relate to a particular type of loss. Excess of loss and facultative contracts generally require individual loss reporting with precautionary notices generally sent when losses reach a significant percentage of the attachment point of the contract. All individual loss reports and supporting claim information are managed by the Company’s experienced claims staff. Based on the evaluation of the claim, the Company may choose to establish additional case reserves over that reported by the ceding company. The Underwriting, Claim, Reinsurance Accounting and Internal Audit departments of the Company perform various reviews of the ceding carriers, particularly larger ceding carriers, to ensure that underwriting and claims procedures meet required standards. The claim information received from the ceding companies is compiled into loss development triangles. Accepted actuarial methodologies, supplemented by judgment where appropriate, are then used to develop the appropriate IBNR for the Company. Included in the determination of IBNR, is a factor for reporting lags of the ceded carriers. Each quarter, the Company compares its actual reported losses for the quarter and cumulatively since the most recently completed reserve study to the expected reported losses for the respective period, which may result in additional reserving actions. This is done by aggregate class and/or type of business. This information is used as a tool in the judgmental process by which management assesses the overall adequacy of loss and LAE reserves.

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

With respect to asbestos claims in particular, several additional factors have emerged in recent years that further compound the difficulty in estimating the Company’s liability. These developments include: (a) continued growth in the number of claims filed, in part reflecting a much more aggressive plaintiff bar and including claims against defendants formerly regarded as “peripheral”; (b) a disproportionate percentage of claims filed by individuals with no functional injury, which should have little to no financial value but that have increasingly been considered in jury verdicts and settlements; (c) the growth in the number and significance of bankruptcy filings by companies as a result of asbestos claims (including, more recently, bankruptcy filings in which companies attempt to resolve their asbestos liabilities in a manner that is prejudicial to insurers and forecloses insurers from the negotiation of bankruptcy plans); (d) the concentration of claims in a small number of states that favor plaintiffs; (e) the growth in the number of claims that might impact the general liability portion of insurance policies rather than the product liability portion; (f) measures adopted by specific courts to ameliorate the worst procedural abuses; (g) an increase in settlement values being paid to asbestos claimants, especially those with cancer or functional impairment; (h) legislation in some states to address asbestos litigation issues; and (i) the potential that other states or the U.S. Congress may adopt legislation on asbestos litigation.

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

In connection with the acquisition of Mt. McKinley, which has significant exposure to A&E claims, LM provided reinsurance to Mt. McKinley covering 80% ($160.0 million) of the first $200.0 million of any adverse development of Mt. McKinley’s reserves as of September 19, 2000 and The Prudential guaranteed LM’s obligations to Mt. McKinley. Cessions under this reinsurance agreement exhausted the limit available under the contract at December 31, 2003. Due to the uncertainties discussed above, the ultimate losses may vary materially from current loss reserves and, depending on coverage under the Company’s various reinsurance arrangements, could have a material adverse effect on the Company’s future financial condition, results of operations and cash flows. See also Note 1 and 3 of Notes to the Consolidated Financial Statements.

With respect to Mt. McKinley, where the Company has a direct relationship with policyholders, the Company’s aggressive litigation posture and the uncertainties inherent in the asbestos coverage and bankruptcy litigation have provided an opportunity to actively engage in settlement negotiations with a number of those policyholders who have potentially significant asbestos liabilities. Those discussions are oriented towards achieving reasonable negotiated settlements that limit Mt. McKinley’s liability to a given policyholder to a sum certain. In 2004, the Company has concluded such settlements or reached agreement in principle with 9 of its high profile policyholders. The Company currently has identified 15 policyholders based on their past claim activity and/or potential future liabilities as “High Profile Policyholders” and its settlement efforts are generally directed at such policyholders, in part because their exposures have developed to the point where both the policyholder and the Company have sufficient information to be motivated to settle. The Company believes that this active approach will ultimately result in a more cost-effective liquidation of Mt. McKinley’s liabilities than a passive approach, although it may also introduce additional variability in Mt. McKinley’s losses and cash flows as reserves are adjusted to reflect the development of negotiations and, ultimately, potentially accelerated settlements.

There is less potential for similar settlements with respect to the Company’s reinsurance asbestos claims. Ceding companies, with their direct obligation to insureds and overall responsibility for claim settlements, are not consistently aggressive in developing claim settlement information and conveying this information to reinsurers, which can introduce significant and perhaps inappropriate delays in the reporting of asbestos claims/exposures to reinsurers. These delays not only extend the timing of reinsurance claim settlements, but also restrict the information available to estimate the reinsurers’ ultimate exposure. At December 31, 2004 the Company had asbestos loss reserves of $632.3 million, of which $313.0 million was for assumed business and $319.3 was for direct business. See the reserve discussion under the heading Financial Condition.

REINSURANCE RECEIVABLES.   The Company utilizes reinsurance agreements to reduce its exposure to large claims and catastrophic loss occurrences. These agreements provide for recovery from reinsurers of a portion of losses and loss expenses under certain circumstances without relieving the insurer of its obligation to the policyholder. In the event reinsurers were unable to meet their obligations under these reinsurance agreements or were able to successfully challenge losses ceded by the Company under the reinsurance contracts, the Company would not be able to realize the full value of the reinsurance recoverable balance. In some cases, the Company may hold partial collateral, including letters of credit and funds held arrangements, for these agreements. The Company establishes reserves for uncollectible balances based on management’s assessment of the collectibility of the outstanding balances. To minimize exposure from uncollectible reinsurance receivables, the Company has a reinsurance credit security committee that generally evaluates the financial strength of a reinsurer prior to entering into a reinsurance arrangement. Additionally, creditworthy foreign reinsurers of business written in the U.S. are generally required to secure their obligations. Management believes that adequate provision has been made for the Company’s uncollectible balances. Actual uncollectible amounts may vary, perhaps substantially, from such reserves, impacting income in the period in which the change in reserves is made. See also Note 1 of Notes to the Consolidated Financial Statements. See also Financial Condition.

PREMIUMS WRITTEN AND EARNED.  Premiums written by the Company are earned ratably over the periods of the related insurance and reinsurance contracts or policies. Unearned premium reserves are established to cover the remainder of the unexpired contract period. Such reserves are established based upon reports received from ceding companies or computed using pro rata methods based on statistical data. Premiums earned, and the related costs, which have not yet been reported to the Company, are estimated and accrued. Standard accepted actuarial methodologies are used to estimate earned but not reported premium at each financial reporting date.

The following table displays the estimated earned premiums before reduction for related expenses for the periods indicated at December 31:

(Dollars in thousands)	Earned But Not Reported Premium By Segment
	2004	2003	2002

U.S. Reinsurance	$485,880	$391,885	$140,823
U.S. Insurance	38,487	38,430	31,013
Specialty Underwriting	136,687	105,865	106,245
International	216,632	169,847	122,760
Bermuda	233,940	120,349	53,721

Total	$1,111,626	$826,376	$454,562

These earned but not reported premiums are combined with reported premiums to comprise the exposure base for determining the Company’s incurred losses and loss and LAE reserves. Commission expense and incurred losses related to the change in earned but not reported premium is not differentiated from current period reported premium and the effects of both are included in current period company and segment financial results. See also Note 1 of Notes to the Consolidated Financial Statements.

INVESTMENT VALUATION.   The Company’s investment portfolio consists of investments available for sale and accordingly these securities are marked to market on a quarterly basis. Most securities are traded on national exchanges where market values are readily available. The Company holds some privately placed securities that are either valued by an investment advisor or by the Company using cash flow projections. Through the second quarter of 2004 the Company owned interest only strips that were accounted for in accordance with EITF 99-20, which set forth the rules for determining when these securities must be written down to fair value due to impairment. Unrealized gains and losses from market fluctuations are reflected as comprehensive income, while market value declines that are considered other than temporary impairments are reflected in the income statement as realized capital losses. The Company considers many factors when determining whether a market value decline is other than temporary, including: (1) the length of time the market value has been below book value, (2) the credit strength of the issuer, (3) the issuer’s market sector, (4) the length of time to maturity and (5) for asset backed securities, increases in prepayments. If management assessments change in the future, the Company may ultimately record a realized loss after management originally concluded that the decline in value was temporary. See also Note 1 of Notes to the Consolidated Financial Statements.

FINANCIAL CONDITION
CASH AND INVESTED ASSETS.  Aggregate invested assets, including cash and short-term investments, were $11,530.2 million at December 31, 2004, $9,321.3 million at December 31, 2003 and $7,265.6 million at December 31, 2002. The increase in cash and invested assets in 2004 from 2003 resulted primarily from $1,487.6 million in cash flows from operations generated during 2004, $320.0 million from net proceeds of the issuance of junior subordinated debt securities, $250 million from net proceeds of the issuance of senior notes and $40.1 million in net pre-tax unrealized appreciation of the Company’s investments, partially offset by a $70 million repayment on the revolving credit agreement. The increase in cash and invested assets in 2003 from 2002 resulted primarily from $1,653.8 million in cash flows from operations generated during 2003, $316.8 million of net proceeds from the offering of common shares in April 2003 and $68.1 million in net unrealized appreciation of the Company’s investments.

The Company’s current investment strategy generally seeks to maximize after-tax income through a high quality, diversified, taxable and tax-preferenced fixed maturity portfolio, while maintaining an adequate level of liquidity. Although not a primary objective, the Company actively considers total return performance, in particular as respects the exposures of its fixed income portfolio to variability in unrealized appreciation/depreciation as interest rates shift. The Company’s mix of taxable and tax-preferenced investments is adjusted continuously, consistent with the Company’s current and projected operating results, market conditions and the Company’s tax position. The fixed maturities in the investment portfolio are comprised of available for sale securities. Additionally, the Company is expanding its investments in equity securities, principally public equity index securities, which it believes will enhance the risk-adjusted total return of the investment portfolio.

Commencing with the second quarter of 2003 and through the second quarter of 2004, the Company had investments in interest only strips. These investments were aimed at mitigating potential decreases in unrealized appreciation on the Company’s fixed income portfolio during a period where management judged that there was extraordinary potential for an increase in general interest rates. These fixed maturity securities give the holder the right to receive interest payments at a stated coupon rate on an underlying pool of mortgages. The interest payments on the outstanding mortgages are guaranteed by entities generally rated AAA. The ultimate cash flow from these investments is primarily dependent upon the average life of the mortgage pool. Generally, as market interest rates and, more specifically, market mortgage rates decline, mortgagees tend to refinance which will decrease the average life of a mortgage pool and decrease expected cash flows. Conversely, as market interest rates and, more specifically, market mortgage rates rise, repayments will slow and the ultimate cash flows will tend to rise. Accordingly, the market value of these investments tends to increase as general interest rates rise and decline as general interest rates fall. These movements are generally counter to the impact of interest rate movements on the Company’s other fixed income investments. The Company liquidated its interest only strip investment portfolio in the second quarter of 2004, at which point management concluded the extraordinary potential for increases in general interest rates had subsided to a more normal level.

The tables below summarize the composition of and the characteristics of the Company’s investment portfolio at December 31:

	2004	2003	2002

Fixed maturities	86.3%	93.6%	93.4%
Equity securities	5.6%	1.7%	0.7%
Short-term investments	5.1%	1.6%	2.3%
Other invested assets	1.4%	1.1%	0.7%
Cash	1.6%	2.0%	2.9%

Total investments and cash	100.0%	100.0%	100.0%
	2004	2003	2002

Fixed income portfolio duration	5.2 years	4.2 years	5.4 years
Fixed income composite credit quality	Aa2	Aa2	Aa2
Imbedded end of period yield, pre-tax	4.7%	4.8%	5.3%
Imbedded end of period yield, after-tax	4.1%	4.1%	4.6%

The increase in short-term investments is due principally to maintaining liquidity to repay the maturing $250 million of senior notes due in March 2005. The increase in equity securities reflects a modest and continuing reweighting of the Company’s target investment mix.

The Company, because of its historical income orientation, has generally considered total return, the combination of income yield and capital appreciation/depreciation, to be relatively less important as a measure of performance than its overall income yield. With changes the Company perceives in overall investment market conditions, and more specifically the acquisition of $496.5 million of equity securities into the overall investment portfolio in 2004, the Company is reexamining the weighting of total return in its overall investment strategy.

The following table provides a comparison of the Company’s total return by asset class to broadly accepted industry benchmarks for the periods indicated:

	Years Ended December 31,

	2004	2003

Fixed income portfolio total return	6.5%	6.2%
Lehman bond aggregate	4.3%	4.1%
Common equity portfolio total return	21.9%	17.0%
S&P 500	10.9%	28.7%

REINSURANCE RECEIVABLES.   Reinsurance receivables for both paid and unpaid losses totaled $1,210.8 million at December 31, 2004, $1,284.1 million at December 31, 2003, and $1,116.4 million at December 31, 2002. At December 31, 2004, $405.0 million, or 33.4%, was receivable from subsidiaries of London Life. These receivables are effectively secured by a combination of letters of credit and funds held arrangements under which the Company has retained the premium payments due the retrocessionaire, recognized liabilities for such amounts and reduced such liabilities as payments are due from the retrocessionaire. In addition, $160.0 million, or 13.2%, was receivable from LM, whose obligations are guaranteed by The Prudential, $132.5 million, or 10.9%, was receivable from Transatlantic and $100.0 million, or 8.3%, was receivable from Continental, which is partially secured by funds held arrangements. No other retrocessionaire accounted for more than 5% of the Company’s receivables.

LOSS AND LAE RESERVES.  Gross loss and LAE reserves totaled $7,836.3 million at December 31, 2004, $6,361.2 million at December 31, 2003, and $4,905.6 million at December 31, 2002. The increase in 2004, 2003 and 2002 is primarily attributable to increased premiums earned, increase in catastrophe losses, net prior period reserve adjustments in select areas and normal variability in claim settlements.

Effective January 1, 2004, Everest Re sold its United Kingdom branch to Bermuda Re. Business for this branch was previously included in the International segment and is now included in the Bermuda segment. Due to the sale and in accordance with FAS 131, the Company restated the International and Bermuda segments for the years ended December 31, 2003 and 2002 to conform to December 31, 2004 segment reporting.

The following tables summarize gross outstanding loss and LAE reserves, segregated into case reserves and IBNR reserves, which are managed on a combined basis, for the periods indicated.

Gross Reserves By Segment
	As of December 31, 2004
(Dollars in thousands)	Case Reserves	IBNR Reserves	Total Reserves	% of Total

U.S. Reinsurance	$1,354,647	$2,174,762	$3,529,409	45.0%
U.S. Insurance	599,200	793,451	1,392,651	17.7%
Specialty Underwriting	215,187	158,793	373,980	4.8%
International	421,804	359,073	780,877	10.0%
Bermuda	425,273	605,791	1,031,064	13.2%

Total excluding A&E	3,016,111	4,091,870	7,107,981	90.7%
A&E	571,939	156,386	728,325	9.3%

Total including A&E	$3,588,050	$4,248,256	$7,836,306	100.0%

	As of December 31, 2003
(Dollars in thousands)	Case Reserves	IBNR Reserves	Total Reserves	% of Total

U.S. Reinsurance	$1,271,956	$1,835,902	$3,107,858	48.9%
U.S. Insurance	445,802	620,895	1,066,697	16.7%
Specialty Underwriting	228,572	80,839	309,411	4.9%
International	353,686	149,717	503,403	7.9%
Bermuda	256,059	352,559	608,618	9.6%

Total excluding A&E	2,556,075	3,039,912	5,595,987	88.0%
A&E	483,433	281,824	765,257	12.0%

Total including A&E	$3,039,508	$3,321,736	$6,361,244	100.0%

	As of December 31, 2002
(Dollars in thousands)	Case Reserves	IBNR Reserves	Total Reserves	% of Total

U.S. Reinsurance	$1,143,500	$1,459,749	$2,603,249	53.1%
U.S. Insurance	242,306	452,290	694,596	14.2%
Specialty Underwriting	234,809	50,929	285,738	5.8%
International	295,212	59,052	354,264	7.2%
Bermuda	187,585	112,228	299,813	6.1%

Total excluding A&E	2,103,412	2,134,248	4,237,660	86.4%
A&E	430,115	237,807	667,922	13.6%

Total including A&E	$2,533,527	$2,372,055	$4,905,582	100.0%

The increases by segment generally reflect increases in earned premium, changes in business mix and the impact of reserve reestimations together with claim settlement activity. The fluctuations for A&E reflect the impact of reserve reevaluations and claim settlement activity.

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

There can be no assurance that reserves for, and losses from, claim obligations will not increase in the future. However, management believes that the Company’s existing reserves and reserving methodologies lessen the probability that any such increase would have a material adverse effect on the Company’s financial condition, results of operations or cash flows. In this context, the Company notes that over the past 10 years, its past calendar year operations have been affected variably by effects from prior period reserve re-estimates, with such effects ranging from a favorable $35.4 million, representing 1.2% of the net prior period reserves for the year in which the adjustment was made, to an unfavorable $312.0 million, representing 6.0% of the net prior period reserves for the year in which the adjustment was made. The Company has noted that variability has increased over the past three years and has taken actions to attempt to reduce this year to year variability prospectively.

The following table represents the reserve levels and ranges as of December 31, 2004 for each of the Company’s business segments.

	Outstanding Reserves and Ranges By Segment (1) As of December 31, 2004

(Dollars in thousands)	As Reported	Low Range % (2)	Low Range (2)	High Range % (2)	High Range (2)

Gross Reserves By Segment
U.S. Reinsurance	$3,529,409	-7.4%	$3,267,944	8.1%	$3,813,682
U.S. Insurance	1,392,651	-5.0%	1,323,018	5.0%	1,462,284
Specialty Underwriting	373,980	-8.3%	342,944	8.3%	405,016
International	780,877	-5.5%	737,795	6.2%	828,909
Bermuda	1,031,064	-6.2%	967,138	6.2%	1,094,990

Total Gross Reserves
(excluding A&E)	7,107,981	-6.6%	6,638,840	7.0%	7,604,880

A&E (All Segments) (3) (4)	728,325	NA	728,325	NA	728,325

Total Gross Reserves (4)	$7,836,306	NA	$7,367,165	NA	$8,333,205

______________ (1) There can be no assurance that reserves will not ultimately exceed the indicated ranges, requiring additional income statement expense.
(2) Although totals are displayed for both the low range and high range amounts, it should be noted that statistically the range of the total is not equal to the sum of the ranges of the segments.
(3)    Given the uncertainties surrounding the settlement of A&E losses, management is unable to establish a range for these obligations.
        As a result, which relate principally to the U.S. Reinsurance and Bermuda segments, have been segregated from reserves for which a range has been determined
(4) NA means not applicable.

The Company has included ranges for loss reserve estimates determined by the Company’s actuaries, which are derived through a combination of objective and subjective criteria. The Company notes that its presentation of this information is not directly comparable to similar presentations of other companies as there are no consistently applied actuarial or accounting standards governing such presentations. The Company further notes that its recorded reserves reflect the Company’s best point estimate of its liabilities and that its actuarial methodologies focus on such point estimates around which ranges are subsequently developed.

Depending on the specific segment, the range derived for the loss reserves, excluding reserves for A&E exposures, ranges from minus 5.0% to minus 8.3% for the low range and from plus 5.0% to plus 8.3% for the high range. Both the higher and lower ranges are associated with the Specialty Underwriting segment. Within each range, management’s best estimate of loss reserves is based on the point estimate derived by the Company’s actuaries in detailed reserve studies. Such ranges are necessarily subjective due to the lack of generally accepted actuarial standards with respect to their development. In particular, the Company notes that the width of the range is dependent on the level of confidence associated with the outcome. For the above presentation, management has assumed what it believes is a reasonable confidence level but notes that there can be no assurance that the Company’s claim obligations will not vary within and potentially outside of these ranges, requiring incurred loss adjustments in the period the variability is recognized. The Company is not able to establish a meaningful range for A&E reserves.

Additional losses, including those relating to latent injuries, and other exposures, which are as yet unrecognized, the type or magnitude of which cannot be foreseen by the Company or the reinsurance and insurance industry generally, may emerge in the future. Such future emergence, to the extent not covered by existing retrocessional contracts, could have material adverse effects on the Company’s future financial condition, results of operations and cash flows.

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

The Company believes that its A&E exposures are unique and differentiated, by the points noted above, from those insurers and reinsurers with appreciable A&E exposure but there can be no assurance that such factors will protect the Company from adverse development, perhaps material, or allow it to secure advantages in the settlement of its claims obligations.

The following table summarizes incurred losses with respect to A&E on both a gross and net of retrocessions basis for the periods indicated:

	Asbestos and Environmental Reserves Years Ended December 31,

(Dollars in millions)	2004	2003	2002

Gross Basis:
Beginning of period reserves	$765.3	$667.9	$644.4

Incurred losses and LAE:
Reported losses	297.1	128.6	180.9
Change in IBNR	(125.4)	44.0	(85.9)

Total incurred losses and LAE	171.7	172.6	95.0
Paid losses	(208.7)	(75.2)	(71.5)

End of period reserves	$728.3	$765.3	$667.9

Net Basis:
Beginning of period reserves	$534.4	$527.5	$568.6

Incurred losses and LAE:
Reported losses	271.8	15.9	102.7
Change in IBNR	(112.4)	34.3	(79.2)

Total incurred losses and LAE	159.4	50.2	23.5
Paid losses	(187.1)	(43.3)	(64.6)

End of period reserves	$506.7	$534.4	$527.5

At December 31, 2004, the gross reserves for A&E losses were comprised of $148.5 million representing case reserves reported by ceding companies, $151.3 million representing additional case reserves established by the Company on assumed reinsurance claims, $272.1 million representing case reserves established by the Company on direct insurance claims, including Mt. McKinley, and $156.4 million representing IBNR reserves.

The gross incurred losses for A&E exposures increased by $171.7 million and $172.6 million for the years ended December 31, 2004 and 2003, respectively. These increases are the result of reevaluations by management reflecting additional information received from insureds and ceding companies, ongoing litigation, additional claims received and settlement activity. Management closely monitors this additional information and adjusts reserves accordingly. The net incurred losses primarily reflect the impact of the reinsurance agreement between Mt. McKinley and LM.

Industry analysts have developed a measurement, known as the survival ratio, to compare the A&E reserves among companies with such liabilities. The survival ratio is typically calculated by dividing a company’s current net reserves by the three year average of paid losses, and therefore measures the number of years that it would take to exhaust the current reserves based on historical payment patterns. Using this measurement, the Company’s net three year A&E survival ratio was 5.2 years at December 31, 2004. Adjusting for the effect of the reinsurance ceded under the reinsurance agreement with LM, this ratio rises to the equivalent of 6.8 years at December 31, 2004. The cession of $160.0 million to the stop loss reinsurance provided by LM in connection with the acquisition of Mt. McKinley results in unpaid proceeds that are not reflected in past net payments and effectively extend the funding available for future net payments.

Because the survival ratio was developed as a comparative measure of reserve strength and not of absolute reserve adequacy, the Company considers, but does not rely on, the survival ratio when evaluating its reserves.

In particular, the Company notes that loss payout variability, which can be material, due in part to the Company’s orientation to negotiated settlements, particularly on its Mt. McKinley exposures, significantly impairs the credibility and utility of this measure as an analytical tool. During 2004, the Company made asbestos net claim payments of $134.3 million on Mt McKinley high profile claimants where the claim was either closed or a settlement was reached. Such payments, which are effectively non-repetitive, do for 2004, and will for 2005 and 2006, distort the Company’s three year survival ratio. Adjusting for such settlements, recognizing total settlements are generally considered fully reserved to an agreed settlement, the Company considers that its adjusted survival ratio for net unsettled claims is 16.0 years.

Developments in 2004 and 2003 affecting asbestos exposures in general and the Company’s asbestos exposures in particular, together with enhancements in the Company’s claim management and analytical processes, resulted in the reserve strengthening noted earlier. These developments and actions have increased the emphasis on asbestos exposures as a separate component of the Company’s A&E exposures. Despite the Company’s approach of handling A&E exposures on a combined basis, management believes additional disclosure of the asbestos element of its A&E exposures is appropriate.

The following tables summarize reserve and claim activity for asbestos claims, on both a gross and net of ceded reinsurance basis, for the periods indicated with particular emphasis on the differentiation of insured categories within the Mt. McKinley operation, which the Company believes reflects the most volatile element of its asbestos exposures for the years ended December 31:

	Gross Asbestos Exposures (1)

(Dollars in millions)	2004	2003	2002

Beginning of period reserves:
Direct Operations (Mt. McKinley)
Settlements in place ("SIP") (2)	$110.1	$72.1	$43.5
Actively managed (3)	-	6.6	32.2
Remaining high profile insureds	98.8	147.7	41.2
Other direct exposures	11.9	1.7	2.5
Incurred by not reported ("IBNR")	187.0	91.7	100.6

	407.8	319.8	220.0
Reinsurance Operations (Everest Re)
Case reserves	196.1	133.3	120.5
IBNR	48.9	88.2	117.3

	244.9	221.6	237.7

Total beginning of period reserves	652.7	541.4	457.7

Incurred losses and LAE:
Direct Operations (Mt. McKinley)
SIP settlements in place (2)	163.1	64.6	32.8
Actively managed (3)	-	(0.7)	(0.3)
Remaining high profile insureds	19.7	(44.7)	108.2
Other direct exposures	1.6	11.3	3.2
IBNR	(116.2)	95.3	(8.9)

	68.2	125.8	135.0
Reinsurance Operations (Everest Re)
Reported Losses	102.1	89.9	29.0
IBNR	1.5	(39.4)	(29.0)

	103.6	50.5	-

Total incurred losses and LAE	171.7	176.3	135.0

Paid losses:
Direct Operations (Mt. McKinley)
SIP settlements in place (2)	148.0	26.6	4.2
Actively managed (3)	-	5.9	25.3
Remaining high profile insureds	7.7	4.2	1.7
Other direct exposures	1.0	1.1	4.0

	156.7	37.8	35.2
Reinsurance Operations (Everest Re)	35.4	27.2	16.1

Total paid losses	192.1	65.0	51.3

End of period reserves:
Direct Operations (Mt. McKinley)
SIP settlements in place (2)	125.2	110.1	72.1
Actively managed (3)	-	0.0	6.6
Remaining high profile insureds	110.8	98.8	147.7
Other direct exposures	12.5	11.9	1.7
IBNR	70.8	187.0	91.7

	319.3	407.8	319.8
Reinsurance Operations (Everest Re)
Case reserves	262.7	196.1	133.3
IBNR	50.3	48.9	88.2

	313.0	244.9	221.6

Total end of period reserves	$632.3	$652.7	$541.4

______________ (1) Some totals may not reconcile due to rounding.
(2) Under SIP agreements, payments depend upon the insured's actual claims experience and may be subject to annual caps or other controls on the rate of payment.
(3) Actively Managed means that Mt. McKinley is managing the defense of claims against the insured.
3 Year Survival Ratio			6.2
3 Year Survival Ratio excluding SIP and actively managed			15.5

	Net Asbestos Exposures (1)

(Dollars in millions)	2004	2003	2002

Beginning of period reserves:
Direct Operations (Mt. McKinley)
Settlements in place ("SIP") (2)	$99.3	$65.4	$39.4
Actively managed (3)	-	5.9	28.5
Remaining high profile insureds	89.7	132.8	36.8
Losses Ceded to Prupac	(160.0)	(80.7)	(19.6)
Other direct exposures	9.4	1.5	1.8
IBNR	165.3	84.8	94.5

	203.7	209.7	181.5
Reinsurance Operations (Everest Re)
Case reserves	183.5	123.5	110.7
IBNR	32.7	70.2	97.3

	216.2	193.7	207.9

Total beginning of period reserves	419.9	403.4	389.4

Incurred losses and LAE:
Direct Operations (Mt. McKinley)
SIP settlements in place (2)	146.3	57.6	29.8
Actively managed (3)	-	(0.6)	1.1
Remaining high profile insureds	22.1	(39.3)	97.5
Losses Ceded to Prupac	-	(79.3)	(61.1)
Other direct exposures	3.1	8.5	2.8
IBNR	(101.6)	80.5	(9.7)

	69.9	27.4	60.4
Reinsurance Operations (Everest Re)
Reported Losses	91.8	60.3	27.0
IBNR	(1.7)	(37.5)	(27.1)

	90.1	22.8	(0.1)

Total incurred losses and LAE	160.0	50.2	60.3

Paid losses:
Direct Operations (Mt. McKinley)
SIP settlements in place (2)	134.3	23.7	3.8
Actively managed (3)	-	5.2	23.7
Remaining high profile insureds	7.0	3.8	1.5
Other direct exposures	1.1	0.6	3.1

	142.4	33.4	32.1
Reinsurance Operations (Everest Re)	29.7	0.3	14.2

Total paid losses	172.1	33.7	46.3

End of period reserves:
Direct Operations (Mt. McKinley)
SIP settlements in place (2)	111.4	99.3	65.4
Actively managed (3)	-	(0.0)	5.9
Remaining high profile insureds	104.6	89.7	132.8
Losses Ceded to Prupac	(160.0)	(160.0)	(80.7)
Other direct exposures	11.4	9.4	1.5
IBNR	63.8	165.3	84.8

	131.2	203.7	209.7
Reinsurance Operations (Everest Re)
Case reserves	245.6	183.5	123.5
IBNR	31.0	32.7	70.2

	276.6	216.2	193.7

Total end of period reserves (4)	$407.8	$419.9	$403.4

______________ (1) Some totals may not reconcile due to rounding.
(2) Under SIP agreements, payments depend upon the insured's actual claims experience and may be subject to annual caps or other controls on the rate of payment.
(3) Actively Managed means that Mt. McKinley is managing the defense of claims against the insured.
(4) Includes $232.0 million ceded to and collected from The Prudential as part of the Company's stop loss protection resulting from the initial public offering in 1995.
3 Year Survival Ratio			4.9
3 Year Survival Ratio excluding stop loss			6.8
3 Year Survival Ratio excluding SIP, actively managed & stop loss			22.3

The Company’s net three year survival ratio on its asbestos exposures only was 4.9 years for the period ended December 31, 2004. This three year survival ratio, when adjusted for the effect of the reinsurance ceded under the stop loss cover from LM, was 6.8 years and, when adjusted for settlements in place and structured settlements, which are either fully funded by reserves or subject to financial terms that substantially limit the potential variability in the liability, and the stop loss protection from LM, was 22.3 years.

SHAREHOLDERS’ EQUITY.   The Company’s shareholders’ equity increased to $3,712.5 million as of December 31, 2004 from $3,164.9 million as of December 31, 2003, principally reflecting $494.9 million of net income in 2004, $26.5 million in net proceeds from options exercised, an increase of $25.7 million in net unrealized appreciation of investments and a $22.9 million increase in foreign currency translation, partially offset by $22.4 million in shareholder dividends. The Company’s shareholders’ equity increased to $3,164.9 million as of December 31, 2003 from $2,368.6 million as of December 31, 2002, principally reflecting $426.0 million of net income in 2003, $316.8 million in net proceeds from Group’s offering of 4.5 million common shares in April 2003, an increase of $36.4 million in net unrealized appreciation of investments and a $22.2 million increase in foreign currency translation, partially offset by $19.6 million in shareholder dividends. Dividends of $22.4 million, $19.6 million and $16.3 million were declared and paid by the Company in 2004, 2003 and 2002, respectively.

LIQUIDITY AND CAPITAL RESOURCES
CAPITAL.  The Company’s business operations are in part dependent on the Company’s financial strength, and the market’s perception thereof, as measured by shareholders’ equity, which was $3,712.5 million and $3,164.9 million at December 31, 2004 and 2003, respectively. The Company has flexibility with respect to capitalization as a result of its perceived financial strength, including its financial strength ratings as assigned by independent rating agencies, and its access to the debt and equity markets. The Company continuously monitors its capital and financial position, as well as investment and security market conditions, both in general and with respect to the Company’s securities, and responds accordingly.

From time to time the Company has used open market share repurchases to effectively adjust its capital position. It made no such purchases in 2004. In September 2004, the Company’s existing authorization to purchase up to 1.7 million shares was amended to authorize the repurchase of up to 5 million shares. The Company notes that, outside of its open market repurchase program, it repurchased 4,800 shares in 2004 from employees in connection with restricted share vestings where individual employees chose to discharge withholding tax liabilities on vesting shares by surrendering of a portion of such shares. At December 31, 2004, 5 million shares remained under the existing repurchase authorization.

The Company has a shelf registration statement on Form S-3 on file with the Securities and Exchange Commission (“SEC”), which was declared effective by the SEC on December 22, 2003, that provides for the issuance of up to $975 million of securities. Generally, under this shelf registration statement, Group is authorized to issue common shares, preferred shares, debt securities, warrants and hybrid securities, Holdings is authorized to issue debt securities and Capital Trust II and Everest Re Capital Trust III (“Capital Trust III”) are authorized to issue trust preferred securities. The following securities have been issued pursuant to that registration statement, which at December 31, 2004 has a remaining balance of $405.0 million.

o	On March 29, 2004, Capital Trust II, an unconsolidated affiliate, issued trust preferred securities resulting in a takedown from the shelf registration statement of $320 million. In conjunction with the issuance of Capital Trust II’s trust preferred securities, Holdings issued $329.9 million of 6.20% junior subordinated debt securities due March 29, 2034 to Capital Trust II. Part of the proceeds from the junior subordinated debt securities issuance was used for capital contributions to Holdings’ operating subsidiaries.

o	On October 6, 2004, Holdings completed a public offering of $250.0 million principal amount of 5.40% senior notes due October 15, 2014. The net proceeds will be utilized to retire existing debt at Holdings, which is coming due in March 2005, and for other general corporate purposes.

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

o	On November 14, 2002, pursuant to a trust agreement between Holdings and JPMorgan Chase Bank, the property trustee, and Chase Manhattan Bank USA, the Delaware trustee, Capital Trust, an unconsolidated affiliate, completed a public offering of $210.0 million of 7.85% trust preferred securities, resulting in net proceeds of $203.4 million. The proceeds of the issuance were used to purchase $210 million of 7.85% junior subordinated debt securities of Holdings that will be held in trust by the property trustee for the benefit of the holders of the trust preferred securities. In conjunction with the issuance of Capital Trust’s trust preferred securities, Holdings issued $216.5 million of 7.85% junior subordinated debt securities due November 15, 2032 to Capital Trust. The proceeds from the junior subordinated debt securities issuance were primarily used for capital contributions to Holdings’ operating subsidiaries.

o	On April 23, 2003, the Company expanded the size of the remaining shelf registration to $318 million by filing a Post-Effective Amendment under Rule 462(b) of the Securities Act of 1933, as amended, and General Instruction IV of Form S-3 promulgated there under. On the same date, the Company issued 4,480,135 of its common shares at a price of $70.75 per share, which resulted in $317.0 million in proceeds, before expenses of approximately $0.2 million. This transaction effectively exhausted the September 26, 2002 shelf registration.

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

LIQUIDITY.   The Company’s current investment strategy generally seeks to maximize after-tax income through a high quality, diversified, taxable bond and tax-preferenced fixed maturity portfolio, while maintaining an adequate level of liquidity. The Company’s mix of taxable and tax-preferenced investments is adjusted continuously, consistent with the Company’s current and projected operating results, market conditions and tax position. With changes the Company perceives in overall investment market conditions, and more specifically the acquisition of $496.5 million of equity securities into the overall investment portfolio in 2004, the Company is reweighting its view of total return.

The Company’s liquidity requirements are generally met from positive cash flow from operations. Positive cash flow results from reinsurance and insurance premiums being collected prior to disbursements for claims, which disbursements generally take place over an extended period after the collection of premiums, sometimes a period of many years. Collected premiums are generally invested, prior to their use in such disbursements, and investment income provides additional funding for loss payments. The Company’s net cash flows from operating activities were $1,487.6 million, $1,653.8 million and $742.7 million for the years ended December 31, 2004, 2003 and 2002, respectively. Additionally, these cash flows reflected net tax payments of $100.0 million, $52.6 million and $10.0 million for the years ended December 31, 2004, 2003 and 2002, respectively; catastrophe loss payments of $201.6 million, $96.0 million and $62.0 million for the years ended December 31, 2004, 2003 and 2002, respectively; and a $46.8 million payment on a terminated annuity reinsurance arrangement for the year ended December 31, 2004. The decrease in net cash flows from operations in 2004 compared with 2003 was primarily due to higher claim payments on catastrophes and increased A&E settlements, which totaled $187.1 million, $43.3 million and $64.6 million for the years ended December 31, 2004, 2003 and 2002, respectively. The increase in cash flow from 2002 reflects business growth and favorable underwriting results.

In periods for which disbursements for claims and benefits, policy acquisition costs and other operating expenses exceed premium inflows, cash flow from insurance operations would be negative. The effect on cash flow from operations would be partially offset by cash flow from investment income. Additionally, cash flow from investment maturities, both short term investments and longer term maturities, would further mitigate the impact on total cash flow.

As the exact timing of the payment of claims and benefits cannot be predicted with certainty, the Company maintains portfolios of long term invested assets with varying maturities, along with short-term investments that are intended to provide adequate cash for payment of claims. At December 31, 2004 and December 31, 2003 the Company held cash and short-term investments of $770.8 million and $336.7 million, respectively. Part of the short-term cash position at December 31, 2004 will be used to pay the $250 million of senior notes that come due on March 15, 2005. In addition to these cash and short-term investments at December 31, 2004, the Company had $0.3 billion, at fair value, of available for sale fixed maturity securities maturing within one year, $1.9 billion maturing within two to five years and $7.7 billion maturing after five years. These securities, in conjunction with the short-term investments and positive cash flow from operations, provide adequate sources of liquidity for the expected payment of losses in the near future. The Company does not anticipate selling securities or using available credit facilities to pay losses and LAE but has the ability to do so. Management expects the trend of positive cash flow from operations, which in general reflects the strength of overall pricing over the 2003 and 2004 years, to persist over the near term. However, in the intermediate and long term, the trend continuation will be impacted by the extent to which competitive pressures weaken overall pricing available in the Company’s markets and the extent to which the Company successfully implements its strategy of emphasizing profitability over volume should persist.

Effective December 8, 2004, Group, Bermuda Re, and Everest International entered into a new three year, $750 million group credit facility with a syndicate of lenders (“Group Credit Facility”). Wachovia Bank is the administrative agent for the Group Credit Facility. The Group Credit Facility consists of two tranches. Tranche one provides up to $250 million of revolving credit for liquidity and general corporate purposes, and for the issuance of standby letters of credit. The interest on the revolving loans shall, at the option of each of the borrowers, be either (1) Base Rate Loans (as defined below) or (2) an adjusted London Interbank Offered Rate (“LIBOR”) plus a margin. The Base Rate is the higher of the rate of interest established by Wachovia Bank from time to time as its prime rate or the Federal Funds rate, in each case plus 0.5% per annum. The amount of margin and the fees payable for the Group Credit Facility depend on Group’s senior unsecured debt rating.

Tranche two exclusively provides up to $500 million for the issuance of standby letters of credit on a collateralized basis.

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth amount. Minimum net worth is an amount equal to the sum of (i) $2,373 million plus (ii) (A) 25% of consolidated net income for each of Group’s fiscal quarters and (B) 50% of any increase in consolidated net worth attributable to the issuance of ordinary and preferred shares. The base amount is reset at the end of each fiscal year to be the greater of 70% of Group’s consolidated net worth as of the last day of the fiscal year and the calculated minimum amount of net worth prior to the last day of the fiscal year. As of December 31, 2004, the Company was in compliance with these covenants.

During the year ended December 31, 2004, there were no borrowings under tranche one of the Group Credit Facility. As of December 31, 2004, the Company has $66.0 million of letters of credit outstanding under tranche two of the Group Credit Facility. In addition, the Company has $284.9 million in letters of credit outstanding at December 31, 2004 under a $300 million bilateral agreement with Citibank. All of these letters of credit are collateralized by the Company’s cash and investments. These letters of credit are generally used to collateralize reinsurance assumed by Bermuda Re from jurisdictions where collateralization is generally required for the ceding company to receive credit for such reinsurance recoverables from its principal regulator. Bermuda Re and Everest International also used trust arrangements to provide collateralization to ceding companies, including affiliates. The Company generally avoids providing collateral except where required for ceding companies to receive credit from their regulators. Additionally, at December 31, 2004, $188.9 million of assets were deposited in trust accounts, primarily on behalf of Bermuda Re, as security for reinsurance recoverables of certain non-affiliated ceding companies.

Effective October 10, 2003, Holdings entered into a new three year, $150.0 million senior revolving credit facility with a syndicate of lenders, replacing the December 21, 1999, three year senior revolving credit facility, which expired on December 19, 2003. Both the October 10, 2003 and December 21, 1999 senior revolving credit agreements, which have similar terms, are referred to as the “Holdings Credit Facility”. Wachovia Bank is the administrative agent for the Holdings Credit Facility. The Holdings Credit Facility is used for liquidity and general corporate purposes. The Holdings Credit Facility provides for the borrowing of up to $150.0 million with interest at a rate selected by Holdings equal to either, (1) the Base Rate (as defined below) or (2) an adjusted LIBOR plus a margin. The Base Rate is the higher of the rate of interest established by Wachovia Bank from time to time as its prime rate or the Federal Funds rate, in each case plus 0.5% per annum. The amount of margin and the fees payable for the Holdings Credit Facility depends upon Holdings’ senior unsecured debt rating.

The Holdings Credit Facility requires Holdings to maintain a debt to capital ratio of not greater than 0.35 to 1, Holdings to maintain a minimum interest coverage ratio of 2.5 to 1 and Everest Re to maintain its statutory surplus at $1.0 billion plus 25% of future aggregate net income and 25% of future aggregate capital contributions. As of December 31, 2004, the Company was in compliance with these covenants.

During the year ended December 31, 2004, there were payments made of $70.0 million and there were no incremental borrowings made under Holdings Credit Facility. During the year ended December 31, 2003, there were no payments made and no incremental borrowings made under Holdings Credit Facility. During the year ended December 31, 2002, there were payments made of $80 million and new Holdings Credit Facility borrowings of $45 million. As of December 31, 2004 and 2003, there were outstanding Holdings Credit Facility borrowings of $0.0 million and $70.0 million, respectively. Interest expense incurred in connection with these borrowings was $1.2 million, $1.4 million and $3.5 million for the years ended December 31, 2004, 2003 and 2002, respectively.

The Company’s 2004 total cash flow, as distinguished from its cash flow from operations, activity in 2004 included $320.0 million of new investable cash from Holdings’ issuance of junior subordinated debt securities in March and $246.7 million of new investable cash from Holdings’issuance of senior notes securities in October. The total cash flow activity in 2003 included $316.8 million of new investable cash resulting from Group’s offering of common shares in April. The total cash flow activity in 2002 included $346.3 million of new investable cash resulting from Group’s offering of common shares in February and $209.9 million of new investable cash from Holdings’ issuance of junior subordinated debt securities in November.

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

The Company employs various techniques, including licensed modeling software, to assess its accumulated exposure. Such techniques are inherently more difficult to apply to non-property exposures. Accumulated exposures with respect to catastrophe losses are generally summarized in terms of the PML. The Company defines PML as its anticipated maximum loss, taking into account contract limits, caused by a single catastrophe affecting a broad contiguous geographic area, such as that caused by a hurricane or earthquake of such a magnitude that it is expected to occur once in every 100 years.

Management believes that the Company’s greatest catastrophe exposure world wide from any single event is to a U.S. earthquake affecting the west coast including workers’ compensation exposure where the Company estimates it has a pre-tax PML exposure of $427 million. The Company further estimates that its second largest exposure relates to a hurricane affecting the U.S. east coast with a pre-tax PML of $390 million. There can be no assurance that the Company will not experience losses from one or more catastrophic events that exceed, perhaps by a substantial amount, its estimated PML.

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

If a single catastrophe were to occur that resulted in $427 million of gross loss and LAE in 2005 (an amount equivalent to the Company’s PML including its property and workers’ compensation exposures), management estimates that the effect on the Company’s income before and after taxes would be approximately $427 million and $341 million, respectively. Such impact represents approximately 9.2% of the Company’s beginning of year capital. Such estimates involve multiple variables, including which Everest entity would experience the loss, and as a result there can be no assurance that this amount would not be exceeded.

For 2003, 2004 and thus far in 2005, the Company has chosen not to purchase corporate retrocessional protection and to generally de-emphasize the purchase of specific reinsurance by its underwriters, reflecting the Company’s view that its exposures, in the context of its capital and financial position and current market pricing, do not warrant reinsurance purchases at current retrocessional price levels. For 1999, 2000 and 2001, the Company purchased accident year aggregate excess of loss retrocession coverage, which provided up to

$175.0 million of recoveries per accident year if Everest Re’s consolidated statutory basis accident year loss ratio exceeded a loss ratio attachment point provided in the contract for the respective accident years. Each arrangement provided for an adjustment premium, which reduces the net benefit by approximately 50%, in the event that the coverage is used. There are no remaining limits available under these coverages. See ITEM 1, “Business — Risk Management and Retrocession Arrangements” for further details.

CONTRACTUAL OBLIGATIONS.   The following table shows the Company’s contractual obligations for the year ended December 31, 2004:

(Dollars in millions)	Payments due by period

Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

8.5% Senior notes	$250.0	$250.0	$-	$-	$-
8.75% Senior notes	200.0	-	-	-	200.0
5.4% Senior notes	250.0	-	-	-	250.0
Interest expense	1,283.8	78.0	134.7	134.7	936.4
Employee benefit plans	4.8	4.8	-	-	-
Junior subordinated debt	546.4	-	-	-	546.4
Operating lease agreements	33.8	5.7	11.3	10.1	6.7
Gross Reserve for Losses and LAE (1)	7,836.3	1,805.5	2,510.8	845.5	2,674.5

Total	$10,405.1	$2,144.0	$2,656.8	$990.3	$4,614.0

______________

(1) Loss and LAE reserves represent our best estimate of losses from claims and related settlement costs. Both the amounts and timing of such payments are estimates, and the inherent variability of resolving claims as well as changes in market conditions make the timing of cash outflows uncertain. Therefore, the ultimate amount and timing of Loss and LAE payments could differ from our estimates.

The senior notes and junior subordinated debt contractual obligations are the responsibility of Holdings. While the Company has sufficient cash flow, liquidity, investments and access to capital markets to satisfy these obligations, and in particular has the current liquidity to payoff the 8.5% senior notes maturing in March 2005, Holdings generally depends for its funding upon dividends from Everest Re, its operating insurance subsidiary, capital contributions from Group or access to the capital markets. The Company’s various operating insurance and reinsurance subsidiaries have sufficient cash flow, liquidity and investments to settle outstanding reserves for losses and LAE. Management believes that the Company, and each of its entities, have sufficient financial resources, or ready access thereto, to meet all obligations.

DIVIDENDS
During 2004, 2003 and 2002, the Company declared and paid shareholder dividends of $22.4 million, $19.6 million and $16.3 million, respectively. As an insurance holding company, the Company is partially dependent on dividends and other permitted payments from its subsidiaries to pay cash dividends to its shareholders. The payment of dividends to Group by Holdings and to Holdings by Everest Re is subject to Delaware regulatory restrictions and the payment of dividends to Group by Bermuda Re is subject to Bermuda insurance regulatory restrictions. Management expects that, absent extraordinary catastrophe losses, such restrictions should not affect Everest Re’s ability to declare and pay dividends sufficient to support Holdings’ general corporate needs and Holdings’ and Bermuda Re’s ability to declare and pay dividends sufficient to support Group’s general corporate needs. For the years ended December 31, 2004, 2003 and 2002, Everest Re paid dividends to Holdings of $70 million, $45 million and $85 million, respectively. Bermuda Re paid dividends to Group of $15 million in 2004. See ITEM 1, “Business – Regulatory Matters – Dividends” and Note 14A of Notes to Consolidated Financial Statements.

APPLICATION OF NEW ACCOUNTING STANDARDS
In January 2003, FASB issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities”(“FIN 46”). FIN 46 addresses whether certain types of entities, referred to as variable interest entities (“VIEs”), should be consolidated or deconsolidated in a company’s financial statements. During October 2003, the FASB deferred the effective date of FIN 46 provisions for VIEs created prior to February 1, 2003 to the first reporting period ending after December 15, 2003. During December 2003, the FASB issued FIN 46R, replacing FIN 46. FIN 46R is effective, for entities that had not adopted FIN 46 as of December 24, 2003, no later than the end of the first reporting period that ends on or after March 15, 2004. The Company adopted FIN 46R in the first quarter of 2004, resulting in the deconsolidation of Everest Re Capital Trust (“Capital Trust”) and Everest Re Capital Trust II (“Capital Trust II”). For 2003 and 2002, where applicable, the financial statements have been restated to reflect the deconsolidation.

In March 2004, the Emerging Issue Task Force (“EITF”) reached a final consensus on Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. This issue establishes guidance for determining whether to record impairment losses associated with investments in certain equity and debt securities. The application of this issue was required for reporting periods beginning after June 15, 2004. On September 30, 2004, the FASB issued a FASB Staff Position EITF Issue 03-1-1, which delayed the effective date for the measurement and recognition guidance included in paragraphs 10 through 20 of EITF Issue 03-1. The Company is unable to predict the impact on other-than-temporary impairments until the guidance is finalized. Currently, the Company continues to apply Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“FAS 115”), and the Securities and Exchange Commission (“SEC”)‘s Staff Accounting Bulletin Topic 5:M, “Other Than Temporary Impairment Of Certain Investments In Debt And Equity Securities” and believes that unrealized losses in its investment portfolio are temporary in nature.

In December 2004, the Financial accounting Standards Board (“FASB”) issued FASB Statement 123(R) “Share-Based Payment” (“FAS 123(R)”). FAS 123(R) requires all share-based compensation awards granted, modified or settled after December 15, 1994 to be accounted for using the fair value method of accounting. Under the modified prospective application, compensation cost is recognized for the outstanding, non-vested awards based on the grant date fair value of those awards as calculated under FAS 123. The Company does not expect the adoption of the statement to have a material impact on the Company’s financial condition or results of operation. The application of this issue will become effective for interim or annual periods beginning after June 15, 2005.

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

The overall investment strategy considers the scope of present and anticipated Company operations. In particular, estimates of the financial impact resulting from non-investment asset and liability transactions, together with the Company’s capital structure and other factors, are used to develop a net liability analysis. This analysis includes estimated payout characteristics for which the investments of the Company provide liquidity. This analysis is considered in the development of specific investment strategies for asset allocation, duration and credit quality. The change in overall market sensitive risk exposure principally reflects the asset changes that took place during the period, including the acquisition of interest only strips in 2003 and early 2004, which market value increases as interest rates rise and decreases as interest rates fall. The addition of these securities to the portfolio reduced the impact of interest rate shift on the entire portfolio. As interest rates rose during the second quarter of 2004, the Company fully liquidated its interest only strip investment portfolio.

The Company’s $11.5 billion investment portfolio at December 31, 2004 is principally comprised of fixed maturity securities, which are subject to interest rate risk and foreign currency rate risk, and equity securities, which are subject to equity price risk. The impact of these risks on the investment portfolio is generally mitigated by changes in the value of operating assets and liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity portfolio, including short-term investments, due to change in market interest rates. In a declining interest rate environment, it includes prepayment risk on the $1,474.0 million of mortgage-backed securities in the $9,947.2 million fixed maturity portfolio. Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The tables below display the potential impact of market value fluctuations and after-tax unrealized appreciation on the Company’s fixed maturity portfolio as of December 31, 2004 and 2003 based on parallel 200 basis point shifts in interest rates up and down in 100 basis point increments. For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually. To generate appropriate price estimates on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account. For legal entities with a non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios. All amounts are in U.S. dollars and are presented in millions. In general, for 2003, the lower volatility was attributable to the Company’s investments in interest only strips, the effect of which was to reduce overall portfolio duration and therefore sensitivity to interest rate moves.

2004 Interest Rate Shift in Basis Points

	-200	-100	0	100	200

Total Market Value	$11,798.6	$11,172.8	$10,533.0	$9,882.1	$9,262.2
Market Value Change from Base (%)	12.0%	6.1%	0.0%	(6.2)%	(12.1)%
Change in Unrealized Appreciation
After-tax from Base ($)	$936.7	$472.1	$-	$(478.9)%	$(936.3)
2003 Interest Rate Shift in Basis Points

	-200	-100	0	100	200

Total Market Value	$9,858.7	$9,353.9	$8,878.7	$8,483.5	$8,004.1
Market Value Change from Base (%)	11.0%	5.4%	0.0%	(4.5)%	(9.9)%
Change in Unrealized Appreciation
After-tax from Base ($)	$713.2	$341.9	$-	$(290.2)%	$(643.8)

The Company had $7,836.3 million and $6,361.2 million of reserves for losses and LAE as of December 31, 2004 and December 31, 2003. These amounts are recorded at their nominal or estimated ultimate payment amount, as opposed to fair value, which would reflect a discount adjustment to reflect the time value of money. Since losses are paid out over a period of time, the fair value of the reserves is less than the nominal value. As interest rates rise, the fair value of the reserves decreases and conversely, if interest rates decline, the fair value will increase. These movements are the opposite of the interest rate impacts on the fair value of investments since reserves are future obligations. While the difference between fair value and nominal value is not reflected in the Company’s financial statements, the Company’ financial results will include investment income over time from the investment portfolio until the claims are paid. The Company’s loss and loss reserve obligations have an expected duration of approximately 4.5 years, which is reasonably consistent with the Company’s fixed income portfolio. If the company were to discount its loss and LAE reserves, net of reinsurance receivable on unpaid losses, the discount would be approximately $1.5 billion resulting in a discounted reserve balance of approximately $5.2 billion, representing approximately 50% of the fixed maturity market value. The existence of such obligations, and the variable differential between ultimate and fair value, which in theory applies equally to invested assets and insurance liability, provides substantial mitigation of the economic effects of interest rate variability even though such mitigation is not reflected in the Company’s financial statements.

Foreign currency rate risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates. Each of the Company’s non-U.S./Bermuda (“foreign”) operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines. Generally, the Company prefers to maintain the capital of its operations in U.S. dollar assets, although this varies by regulatory jurisdiction in accordance with market needs. Each foreign operation may conduct business in its local currency, as well as the currency of other countries in which it operates. The primary foreign currency exposures for these foreign operations are the Canadian Dollar, the British Pound Sterling and the Euro. The Company mitigates foreign exchange exposure by a general matching of the currency and duration of its assets to its corresponding operating liabilities. In accordance with Financial Accounting Standards Board Statement No. 52, the Company translates the assets, liabilities and income of non-U.S. dollar functional currency legal entities to the U.S. dollar. This translation amount is reported as a component of other comprehensive income. As of December 31, 2004, there has been no material change in exposure to foreign exchange rates as compared to December 31, 2003.

The tables below display the potential impact of a parallel 20% increase and decrease in foreign exchange rates on the valuation of invested assets subject to foreign currency exposure in 10% increments as of December 31, 2004 and 2003. This analysis includes the after-tax impact of translation from transactional currency to functional currency as well as the after-tax impact of translation from functional currency to the U.S. dollar reporting currency. The growth in exposure between 2004 and 2003 principally arises from increases in the level of foreign currency investments, which are generally commensurate with changes in the Company’s mix of business. All amounts are in U.S. dollars and are presented in millions.

2004 Change in Foreign Exchange Rates in Percent

	-20%	-10%	0%	10%	20%

Total After-tax Foreign Exchange Exposure	$(180.8)	$(95.1)	$-	$102.0	$209.2
2003 Change in Foreign Exchange Rates in Percent

	-20%	-10%	0%	10%	20%

Total After-tax Foreign Exchange Exposure	$(78.5)	$(42.1)	$-	$46.2	$95.4

Equity risk is the potential change in market value of the common stock and preferred stock portfolios arising from changing equity prices. The Company invests in exchange traded and mutual funds, which invest principally in high quality common and preferred stocks that are traded on the major exchanges in the U.S.. The primary objective in managing the equity portfolio is to provide long-term capital growth through market appreciation and income.

The tables below display the impact on market value and after-tax unrealized appreciation of a 20% change in equity prices up and down in 10% increments as of December 31, 2004 and 2003. The growth in exposure is primarily due to the growth in the equity portfolio. All amounts are in U.S. dollars and are presented in millions.

2004 Change in Equity Values in Percent

	-20%	-10%	0%	10%	20%

Market Value of the Equity Portfolio	$520.7	$585.8	$650.9	$716.0	$781.0
After-tax Change in Unrealized Appreciation	$(84.6)	$(42.3)	$-	$42.3	$84.6
2003 Change in Equity Values in Percent

	-20%	-10%	0%	10%	20%

Market Value of the Equity Portfolio	$118.3	$133.1	$147.9	$162.7	$177.5
After-tax Change in Unrealized Appreciation	$(16.5)	$(8.3)	$-	$8.3	$16.5

Although not considered material in the context of the Company’s aggregate exposure to market sensitive instruments, the Company has issued five specialized equity put options based on the Standard & Poor’s 500 (“S&P 500”) index that are market sensitive and sufficiently unique to warrant supplemental disclosure.

During 2001, the Company sold five specialized equity put options based on the S&P 500 index for total consideration, net of commissions, of $16.9 million. These contracts each have a single exercise date, with maturities ranging from 18 to 30 years and strike prices ranging from $1,141.21 to $1,540.63. No amounts will be payable under these contracts if the S&P 500 index is at or above the strike price on the exercise dates. If the S&P 500 index is lower than the strike price on the applicable exercise date, the amount due will vary proportionately with the percentage by which the index is below the strike price. Based on historical index volatilities and trends and the December 31, 2004 index value, the Company estimates the probability for each contract of the S&P 500 index being below the strike price on the exercise date to be less than 6.4%. The theoretical maximum payouts under the contracts would occur if on each of the exercise dates the S&P 500 index value were zero.

As these specialized equity put options are derivatives within the framework of FAS 133, the Company reports the fair value of these instruments in its balance sheet and records any changes to fair value in its statement of operations. The Company has recorded fair values for its obligations on these specialized equity put options at December 31, 2004 and 2003 of $21.5 million and $16.5 million, respectively; however, the Company does not believe that the ultimate settlement of these transactions is likely to require a payment that would exceed the initial consideration received or any payment at all.

As there is no active market for these instruments, the determination of their fair value is based on an industry accepted option pricing model, which requires estimates and assumptions, including those regarding volatility and expected rates of return.

The tables below estimate the impact of potential movements in interest rates and the S&P 500 index, which are the principal factors affecting fair value of these instruments, looking forward from the fair value at December 31, 2004 and 2003. These are estimates and there can be no assurance regarding future market performance. The asymmetrical results of the interest rate and S&P 500 index shifts reflect that the liability cannot fall below zero whereas it can increase to its theoretical maximum.

As of December 31, 2004 S&P 500 Index Put Options Obligation - Sensitivity Analysis (Dollars in millions)

Interest Rate Shift in Basis Points:	-100	-50	0	50	100

Total Market Value	$33.3	$26.8	$21.5	$17.1	$13.6
Market Value Change from Base (%)	(55.0)%	(24.8)%	0.0%	20.2%	36.6%
S&P Index Shift in Points:	-200	-100	0	100	200

Total Market Value	$28.4	$24.6	$21.5	$18.8	$16.5
Market Value Change from Base (%)	(32.5)%	(14.8)%	0.0%	12.5%	23.0%
Combined Interest Rate / S&P Index Shift:	-100 / -200	-50 / -100	0 / 0	50 / 100	100 / 200

Total Market Value	$42.9	$30.5	$21.5	$14.9	$10.2
Market Value Change from Base (%)	(99.6)%	(42.2)%	0.0%	30.6%	52.5%
As of December 31, 2003 S&P 500 Index Put Options Obligation - Sensitivity Analysis (Dollars in millions)

Interest Rate Shift in Basis Points:	-100	-50	0	50	100

Total Market Value	$26.8	$21.1	$16.5	$12.9	$10.0
Market Value Change from Base (%)	(61.8)%	(27.6)%	0.0%	22.1%	39.7%
S&P Index Shift in Points:	-200	-100	0	100	200

Total Market Value	$23.2	$19.5	$16.5	$14.1	$12.1
Market Value Change from Base (%)	(40.1)%	(18.0)%	0.0%	14.7%	26.9%
Combined Interest Rate / S&P Index Shift:	-100 / -200	-50 / -100	0 / 0	50 / 100	100 / 200

Total Market Value	$36.2	$24.7	$16.5	$10.9	$7.1
Market Value Change from Base (%)	(118.7)%	(49.2)%	0.0%	34.1. %	57.3%

SAFE HARBOR DISCLOSURE
This report contains forward-looking statements within the meaning of the U.S. federal securities laws. The Company intends these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the federal securities laws. In some cases, these statements can be identified by the use of forward-looking words such as “may”, “will”, “should”, “could”, “anticipate”, “estimate”, “expect”, “plan”, “believe”, “predict”, “potential” and “intend”. Forward-looking statements contained in this report include information regarding the Company’s reserves for losses and LAE, the adequacy of the Company’s provision for uncollectible balances, estimates of the Company’s catastrophe exposure, the effects of catastrophic events on the Company’s financial statements, the ability of Everest Re, Holdings and Bermuda Re to pay dividends and the settlement costs of the Company’s specialized equity put options. Forward-looking statements only reflect the Company’s expectations and are not guarantees of performance. These statements involve risks, uncertainties and assumptions. Actual events or results may differ materially from the Company’s expectations. Important factors that could cause the Company’s actual events or results to be materially different from the Company’s expectations include those discussed below under the caption “Risk Factors”. The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Like all insurance and reinsurance companies, the Company is exposed to unpredictable catastrophic events, including weather-related and other natural catastrophes, as well as acts of terrorism. Any material reduction in the Company’s operating results caused by the occurrence of one or more catastrophes could inhibit its ability to pay dividends or to meet its interest and principal payment obligations. The Company defines a catastrophe as an event that causes a pre-tax loss on property exposures before reinsurance of at least $5.0 million, before corporate level reinsurance and taxes. By way of illustration, during the past five calendar years, pre-tax catastrophe losses, net of contract specific reinsurance but before cessions under corporate reinsurance programs, were as follows:

Calendar year	Pre-tax catastrophe losses

2004	$403.0 million
2003	$36.8 million
2002	$30.2 million
2001	$222.6 million
2000	$13.9 million

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

Calendar year	Effect on pre-tax net income

2004		$312.0 million decrease
2003		$256.9 million decrease
2002		$140.1 million decrease
2001	$	no change
2000		$7.8 million decrease

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

The failure to accurately assess underwriting risk could reduce the Company’s net income or generate a net loss.

The Company’s success depends on its ability to accurately assess the risks associated with the businesses on which the risk is retained. If the Company fails to accurately assess the risks it retains, it may fail to establish adequate premium rates to cover its losses and LAE. This could reduce the Company’s net income and even result in a net loss. Losses may arise from events or exposures that are not anticipated when the coverage is priced. An example of an unanticipated event is the terrorist attacks on September 11, 2001. Neither the magnitude of loss on a single line of business nor the combined impact on several lines of business from an act of terrorism on such a large scale was contemplated when the Company priced its coverages. In addition to unanticipated events, the Company also faces the unanticipated expansion of its exposures, particularly in long-tail liability lines. An example of this is the ongoing expansion of the scope of insurers’ legal liability for A&E exposures discussed above.

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

In 2004, the favorable market conditions, which had developed during 2000 through 2003, generally began to weaken. There were signs that pricing for most property classes declined modestly and that pricing for most casualty classes softened. Competition increased in part due to the relative profitability achieved by many reinsurers over 2002 and 2003 and the attendant buildup of capital in these market participants. However, this profitability and capital buildup varied significantly by participant reflecting the fact that the industry generally still remained exposed to fundamental issues that had negatively impacted its aggregate capacity in 2002 and 2003, including weak investment market conditions and adverse loss emergence. Both of these had tended to depress the industry’s aggregate financial performance and perceptions of financial strength of industry participants over this period albeit with significant variation by individual market participant. The industry experienced a record level of catastrophe losses during 2004, particularly in the second half of the year, and it remains unclear whether the aggregate catastrophe losses experienced by the industry will reverse, stop or even moderate the trends toward market softening, particularly as respects property classes. Further discussion of competitive issues can be found in ITEM 1, “Business – Competition”.

If rating agencies downgrade their ratings of the Company’s insurance subsidiaries, future prospects for growth and profitability could be significantly and adversely affected.

The Company’s insurance company subsidiaries, other than Mt. McKinley, which is in runoff, currently hold an “A+ (“Superior”)” financial strength rating from A.M. Best. Everest Re, Bermuda Re and Everest National hold an “AA– (“Very Strong”)” financial strength rating from Standard & Poor’s. Everest Re and Bermuda Re hold an “Aa3 (“Excellent”)" financial strength rating from Moody’s. Financial strength ratings are used by insurers and reinsurance and insurance intermediaries as an important means of assessing the financial strength and quality of reinsurers. In addition, an unfavorable rating or the lack of a rating of its reinsurers may adversely affect the rating of a company purchasing reinsurance. A downgrade or withdrawal of any of these ratings might adversely affect the Company’s ability to market its insurance products and could have a material and adverse effect on future prospects for growth and profitability. During the last five years, no active subsidiary of the Company had experienced financial strength rating downgrade. However, the Company cannot assure that a downgrade will not occur in the future. Consistent with market practice, many of the Company’s treaty reinsurance business allows the ceding company to terminate the contract or seek collateralization of the Company’s obligations in the event of a rating downgrade below a certain threshold. The termination provision would generally be triggered only if a rating fell below A.M. Best’s A- rating level, which is three levels below Everest Re’s current rating of A+. Everest Re also has more modest exposure to reinsurance contracts that contain provisions for obligatory funding of outstanding liabilities in the event of a rating agency downgrade. That provision would also generally be triggered only if Everest Re’s rating fell below A.M. Best’s A- rating level.

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

If the Company is unable or chooses not to purchase reinsurance and transfer risk to reinsurers, its net income could be reduced or it could incur a net loss in the event of unusual loss experience.

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

	2004	2003	2002	2001	2000

Percentage of ceded written premiums to gross written premiums	3.7%	5.6%	7.3%	16.8%	12.0%

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

The Company’s industry is highly competitive and subject to pricing cycles that can be particularly pronounced. The ease of entry for well-capitalized competitors further exacerbates this market cycle. The Company competes on a global basis in the U.S., Bermuda and other international markets. According to Standard & Poor’s, the Company ranks among the top ten global reinsurance groups where 80% of the market share is concentrated. The top twenty groups in the Company’s industry represent 95% of the market’s revenues. The leaders in this market are Munich Re, Swiss Re, Berkshire Hathaway, Hannover Re and Employers Re. Relative to the Company, some of these competitors may have greater financial resources, longer operating histories, and extensive business relationships that transcend the industry, any of which can be a significant competitive advantage. Forces outside the industry can also impact the Company’s market, including such factors as economic, regulatory, legal, and geophysical. The Company may not be able to compete successfully in the future should there be a significant change to the competitive landscape of its market.

The Company is dependent on its key personnel.

The Company’s success has been, and will continue to be, dependent on the ability to retain the services of existing key executive officers and to attract and retain additional qualified personnel in the future. The loss of the services of any key executive officer or the inability to hire and retain other highly qualified personnel in the future could adversely affect the ability of the Company to conduct business. Generally, the Company considers key executive officers to be those individuals who have the greatest influence in setting overall policy and controlling operations: Chairman and Chief Executive Officer, Joseph V. Taranto (age 56), President and Chief Operating Officer, Thomas J. Gallagher (age 56), and Executive Vice President and Chief Financial Officer, Stephen L. Limauro (age 53). Of those three officers, the Company only has an employment contract with Mr. Taranto. That contract has been previously filed with the SEC and was most recently amended on April 18, 2003 to extend Mr. Taranto’s term of employment from March 31, 2004 until March 31, 2006. The Company is not aware that any of the above three officers are planning to leave the Company or retire in the near future. The Company does not maintain any key employee insurance on any of its employees.

Special considerations apply to the Company’s Bermuda operations. Under Bermuda law, non-Bermudians, other than spouses of Bermudians and individuals holding permanent resident certificates, are not permitted to engage in any gainful occupation in Bermuda without a work permit issued by the Bermuda government. A work permit is only granted or extended if the employer can show that, after a proper public advertisement, no Bermudian, spouse of a Bermudian or individual holding a permanent resident certificate is available who meets the minimum standards for the position. The Bermuda government has announced a policy that places a six-year term limit on individuals with work permits, subject to specified exemptions for persons deemed to be key employees. Currently, all six of the Company’s Bermuda-based professional employees who require work permits have been granted permits by the Bermuda government that expire at various times between March 2006 and February 2008. This includes Mark de Saram, the chief executive officer of the Company’s Bermuda reinsurance operation. In the event his work permit were not renewed, the Company could lose his services, thereby adversely affecting its ability to conduct its business in Bermuda until it was able to replace him with an individual in Bermuda who did not require a work permit or who was granted the permit.

The value of the Company’s investment portfolio and the investment income it receives from that portfolio could decline as a result of market fluctuations and economic conditions.

A significant portion of the Company’s investment portfolio consists of fixed income securities and smaller portions consist of equity securities and other investments. Both the fair market value of these assets and the investment income from these assets fluctuate depending on general economic and market conditions. For example, the fair market value of the Company’s fixed income securities generally increases or decreases in an inverse relationship with fluctuations in interest rates. The fair market value of its fixed income securities can also decrease as a result of any downturn in the business cycle that causes the credit quality of those securities to deteriorate. The net investment income that the Company realizes from future investments in fixed income securities will generally increase or decrease with interest rates. Interest rate fluctuations also can cause net investment income from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, to differ from the income anticipated from those securities at the time of purchase. In addition, if issuers of individual investments are unable to meet their obligations, investment income will be reduced and realized capital losses may arise. Because all of the Company’s securities are classified as available for sale, changes in the market value of its securities are reflected in its financial statements. Similar treatment is not available for liabilities. As a result, a decline in the value of the securities in the Company’s portfolio could reduce its net income or cause it to incur a loss. The following table quantifies the portion of the Company’s investment portfolio that consists of fixed income securities, equity securities and investments that carry prepayment risk.

(Dollars in thousands) Type of Security	As of December 31, 2004

Fixed income:
Mortgage-backed securities	$1,474,006
Other asset-backed	248,736

Total asset-backed	1,722,742
Other fixed income	8,224,430

Total fixed income	9,947,172
Equity securities	650,871
Other invested assets	161,324
Cash and short-term investments	770,805

Total Investments and Cash	$11,530,172

Further discussion of market-sensitive instruments can be found in ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Sensitive Instruments”.

The Company may experience foreign currency exchange losses.

The Company’s functional currency is the U.S. dollar. However, the Company writes a portion of its business in currencies other than U.S. dollars. During the year ended December 31, 2004, the Company wrote approximately 23.5% of its reinsurance coverages in currencies other than U.S. dollars. The Company also maintains a portion of its investment portfolio in investments denominated in currencies other than U.S. dollars. As of December 31, 2004, the Company maintained approximately 10.7% of its investment portfolio in investments denominated in currencies other than U.S. dollars. Consequently, quarterly exchange rate fluctuations may have a material impact on the Company’s quarterly net income. During 2004, 2003, 2002, the impact on the Company’s quarterly pre-tax net income from exchange rate fluctuations ranged from a loss of $3.6 million to a gain of $7.8 million. Further discussion of foreign currency rate risk can be found in ITEM 7,

“Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Sensitive Instruments”.

RISKS RELATING TO REGULATION

Insurance laws and regulations restrict the Company’s ability to operate and any failure to comply with those laws and regulations could have a material adverse effect on its business.

The Company is subject to extensive and increasing regulation under U.S., state and foreign insurance laws. These laws limit the amount of dividends that can be paid to the Company by its operating subsidiaries, impose restrictions on the amount and type of investments that the Company can hold, prescribe solvency, accounting and internal control standards that must be met and maintained and require the Company to maintain reserves. These laws also require disclosure of material intercompany transactions and require prior approval of “extraordinary” transactions. These “extraordinary” transactions include declaring dividends from operating subsidiaries that exceed statutory thresholds. These laws also generally require approval of changes of control of insurance companies. The application of these laws could affect the Company’s liquidity and ability to pay dividends, interest and other payments on securities, as applicable, and could restrict the ability to expand business operations through acquisitions of new insurance subsidiaries. In addition, the Company cannot assure that it will have or can maintain all required licenses and approvals or that its business fully complies with the wide variety of applicable laws and regulations or the relevant authority’s interpretation of the laws and regulations. If the Company does not have the requisite licenses and approvals or does not comply with applicable regulatory requirements, the insurance regulatory authorities could preclude or temporarily suspend the Company from carrying on some or all activities or monetarily penalize the Company. These types of actions could have a material adverse effect on the Company’s business. To date, no material fine, penalty or restriction has been imposed on the Company for failure to comply with any insurance law or regulation.

Regulatory challenges in the U.S. could adversely affect the ability of Bermuda Re to conduct business.

Bermuda Re does not intend to be licensed or admitted as an insurer or reinsurer in any U.S. jurisdiction. Under current law, Bermuda Re generally will be permitted to reinsure U.S. risks from its office in Bermuda without obtaining those licenses. However, the insurance and reinsurance regulatory framework has become subject to increased scrutiny. In the past, there have been congressional and other initiatives in the U.S. regarding increased supervision and regulation of the insurance industry, including proposals to supervise and regulate reinsurers domiciled outside the U.S. If Bermuda Re were to become subject to any insurance laws of the U.S. or any U.S. state at any time in the future, it might be required to post deposits or maintain minimum surplus levels and might be prohibited from engaging in lines of business or from writing some types of policies. Complying with those laws could have a material adverse effect on the Company’s ability to conduct business in Bermuda and international markets.

Bermuda Re may need to be licensed or admitted in additional jurisdictions to develop its business.

As Bermuda Re’s business develops, it will monitor the need to obtain licenses in jurisdictions other than Bermuda and the UK where it has an authorized branch in order to comply with applicable law or to be able to engage in additional insurance-related activities. In addition, Bermuda Re may be at a competitive disadvantage in jurisdictions where it is not licensed or does not enjoy an exemption from licensing relative to competitors that are so licensed or exempt from licensing. Bermuda Re may not be able to obtain any additional licenses that it determines are necessary or desirable. Furthermore, the process of obtaining those licenses is often costly and may take a long time.

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

For example, the Company’s bye-laws contain the following provisions that could have an anti-takeover effect:

o	election of directors is staggered, meaning that the members of only one of three classes of directors are selected each year;

o	shareholders have limited ability to remove directors;

o	the total voting power of any shareholder owning more than 9.9% of the common shares will be reduced to 9.9% of the total voting power of the common shares;

o	the board of directors may decline to register any transfer of common shares if it has reason to believe that the transfer would result in:

o	any person that is not an investment company beneficially owning more than 5.0% of any class of the issued and outstanding share capital of the Company,

o	any person holding controlled shares in excess of 9.9% of any class of the issued and outstanding share capital of the Company, or

o	any adverse tax, regulatory or legal consequences to the Company, any of its subsidiaries or any of its shareholders;

o	the Company also has the option to redeem or purchase all or part of a shareholder’s common shares to the extent the board of directors determines it is necessary or advisable to avoid or cure any adverse or potential adverse consequences if:

o	any person that is not an investment company beneficially owns more than 5.0% of any class of the issued and outstanding share capital of the Company,

o	any person holds controlled shares in excess of 9.9% of any class of the issued and outstanding share capital of the Company, or

o	share ownership by any person may result in adverse tax, regulatory or legal consequences to the Company, any of its subsidiaries or any other shareholder.

The Board of Directors has indicated that it will apply these bye-law provisions in such manner that “passive institutional investors” will be treated similarly to investment companies. For this purpose, “passive institutional investors” include all persons who are eligible, pursuant to Rule 13d-1(b)(1) under the U.S. Securities Exchange Act of 1934, to file a short-form statement on Schedule 13G, but excluding any insurance company or any parent holding company or control person of an insurance company.

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

Interested Directors.   Bermuda law and the Company’s bye-laws provide that if a director has a personal interest in a transaction to which the Company is also a party and if the director discloses the nature of this personal interest at the first opportunity, either at a meeting of directors or in writing to the directors, then the Company will not be able to declare the transaction void solely due to the existence of that personal interest and the director will not be liable to the Company for any profit realized from the transaction. In addition, after a director has made the declaration of interest referred to above, he or she is allowed to be counted for purposes of determining whether a quorum is present and to vote on a transaction in which he or she has an interest, unless disqualified from doing so by the chairman of the relevant board meeting. Under Delaware law, an interested director could be held liable for a transaction in which that director derived an improper personal benefit. Additionally, under Delaware law, a corporation may be able to declare a transaction with an interested director to be void unless one of the following conditions is fulfilled:

o	the material facts as to the interested director’s relationship or interests are disclosed or are known to the board of directors and the board in good faith authorizes the transaction by the affirmative vote of a majority of the disinterested directors,

o	the material facts are disclosed or are known to the shareholders entitled to vote on the transaction and the transaction is specifically approved in good faith by the holders of a majority of the voting shares or

o	the transaction is fair to the corporation as of the time it is authorized, approved or ratified.

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

Limitation of Liability of Directors and Officers  . The Company’s bye-laws provide that the Company and its shareholders waive all claims or rights of action that they might have, individually or in the right of the Company, against any director or officer for any act or failure to act in the performance of that director’s or officer’s duties. However, this waiver does not apply to claims or rights of action that arise out of fraud or dishonesty. This waiver may have the effect of barring claims arising under U.S. federal securities laws. Under Delaware law, a corporation may include in its certificate of incorporation provisions limiting the personal liability of its directors to the corporation or its stockholders for monetary damages for many types of breach of fiduciary duty. However, these provisions may not limit liability for any breach of the duty of loyalty, acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law, the authorization of unlawful dividends, stock repurchases or stock redemptions, or any transaction from which a director derived an improper personal benefit. Moreover, these provisions would not be likely to bar claims arising under U.S. federal securities laws.

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

In the last few years, some members of Congress have expressed concern about U.S. corporations that move their place of incorporation to low-tax jurisdictions. Also, some members of Congress have expressed concern over a competitive advantage that foreign-controlled insurers and reinsurers may have over U.S. controlled insurers and reinsurers due to the purchase of reinsurance by U.S. insurers from affiliates operating in some foreign jurisdictions, including Bermuda. Although the recently enacted legislation, which increases the U.S. tax burden on so-called “inverting” companies, does not apply to the Company, the Company does not know whether any similar legislation disadvantageous to the Company’s Bermuda insurance subsidiaries will ever be enacted into law. If it were enacted, the U.S. tax burden on the Company’s Bermuda operations, or on some business ceded from its licensed U.S. insurance subsidiaries to some offshore reinsurers, could be increased. This could reduce the Company’s net income.

The Company and/or Bermuda Re may be subject to U.S. corporate income tax, which would reduce the Company’s net income.

The income of Bermuda Re is a significant portion of the Company’s worldwide income from operations. The Company has established guidelines for the conduct of its Bermuda operations that are designed to ensure that Bermuda Re is not engaged in the conduct of a trade or business in the U.S. Based on its compliance with those guidelines, the Company believes that Bermuda Re should not be required to pay U.S. corporate income tax, other than withholding tax on U.S. source dividend income. However, if the Internal Revenue Service (“IRS”) successfully contended that Bermuda Re was engaged in a trade or business in the U.S., Bermuda Re would be required to pay U.S. corporate income tax on any income that is subject to the taxing jurisdiction of the U.S., and possibly the U.S. branch profits tax. Even if the IRS successfully contended that Bermuda Re was engaged in a U.S. trade or business, the U.S.-Bermuda tax treaty would preclude the IRS from taxing Bermuda Re’s income except to the extent that its income were attributable to a permanent establishment maintained by that subsidiary. The Company does not believe that Bermuda Re has a permanent establishment in the U.S. If the IRS successfully contended that Bermuda Re did have income attributable to a permanent establishment in the U.S., Bermuda Re would be subject to U.S. tax on that income.

Based on its compliance with guidelines designed to ensure that it generates only immaterial amounts, if any, of income that is subject to the taxing jurisdiction of the U.S., the Company believes that it should be required to pay only immaterial amounts, if any, of U.S. corporate income tax, other than withholding tax on U.S. source dividend income. However, if the IRS successfully contended that the Company had material amounts of income that is subject to the taxing jurisdiction of the U.S., it would be required to pay U.S. corporate income tax on that income, and possibly the U.S. branch profits tax. Prior to the current year, even if the IRS had successfully contended that the Company had material amounts of income that was subject to the taxing jurisdiction of the U.S., the U.S.-Barbados tax treaty would have precluded the IRS from taxing its income, except to the extent that its income was attributable to a permanent establishment maintained by it in the U.S. Since the Company moved its principal executive offices out of Barbados as of December 31, 2004 and since the United States and Barbados recently made effective a protocol to the U.S.-Barbados tax treaty, which strengthens the limitation of benefits provisions of that treaty, the U.S.-Barbados tax treaty will no longer provide any protection to the Company. Nevertheless, the Company does not believe that it has material amounts of income subject to the taxing jurisdiction of the U.S. If the IRS successfully contended, however, that the Company did have income subject to tax in the U.S. the imposition of tax on that income would reduce the Company’s net income.

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

A number of multinational organizations, including the Organization for Economic Cooperation and Development (the “OECD”), have recently identified some countries as not participating in adequate information exchange, engaging in harmful tax practices or not maintaining adequate controls to prevent corruption, such as money laundering activities. The OECD has threatened non-member jurisdictions that do not agree to cooperate with the OECD with punitive sanctions by OECD member countries, though specific sanctions have yet to be adopted by OECD member countries. It is as yet unclear as to what these sanctions will be, who will adopt them and when or if they will be imposed. The OECD published a list of “uncooperative tax havens,” which are those jurisdictions from whom the OECD has not received commitments to the OECD’s principles of regulatory and tax transparency and effective exchange of information. The government of Bermuda has made these commitments. As a result, Bermuda is not currently listed as an uncooperative tax haven. However, it is possible that the OECD could change its view in the future and decide to list Bermuda as an uncooperative tax haven, or that one of the other multinational organizations could take a different view from the OECD and decide to recommend sanctions against Bermuda. Any sanctions imposed on Bermuda could increase the Company’s taxes and reduce its net income. In addition, the Company is not able to predict what changes will arise from the commitments given to the OECD by the government of Bermuda or whether those changes will subject it to additional taxes.

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

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.  Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the Exchange Act), our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal controls over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment we concluded that, as of December 31, 2004, the Company’s internal control over financial reporting is effective based on those criteria.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, as stated in their report in Part IV, Item 15, “Report of Independent Registered Public Accounting Firm”.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated our internal control over financial reporting to determine whether any changes occurred during the fourth fiscal quarter covered by this annual report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the fourth quarter.

ITEM 9B.  Other Information

None.

PART III

ITEM 10.    Directors and Executive Officers of the Registrant

Reference is made to the sections captioned “Election of Directors”, “Information Concerning Nominees”, “Information Concerning Continuing Directors and Executive Officers”, “Compliance with Section 16(a) of the Exchange Act” and “Code of Ethics for CEO and Senior Financial Officers” in the Company’s proxy statement for the 2004 Annual General Meeting of Shareholders, which will be filed with the Commission within 120 days of the close of the Company’s fiscal year ended December 31, 2004 (the “Proxy Statement”), which sections are incorporated herein by reference.

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

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

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

Reports on Form 8-K
A report on Form 8-K was furnished on October 1, 2004, under Item 7.01, relating to the Company’s October 1, 2004 news release announcing its estimated losses from Florida hurricanes.

A report on Form 8-K was furnished on October 7, 2004, under Item 7.01, relating to the Company’s October 7, 2004 news release announcing the pricing on October 6, 2004 of a Senior Note Offering by its wholly owned subsidiary, Everest Reinsurance Holdings, Inc.

A report on Form 8-K was filed on October 14, 2004, under Item 1.01, 1.02 and 7.01, relating to executive changes at Everest Reinsurance (Bermuda), Ltd.

A report on Form 8-K was furnished on October 19, 2004, under Item 2.02, relating to the Company’s October 18, 2004 news release setting forth its third quarter 2004 earnings.

A report on Form 8-K was furnished on November 5, 2004, under Item 7.01, clarifying the application of certain types of passive investors of the share transfer restrictions and share repurchase rights contained in the registrant’s Bye-Laws.

A report on Form 8-K was filed on December 14, 2004, under Item 1.01 and 2.03, containing the Credit Agreement dated December 8, 2004 among the Company and two of its subsidiaries with Wachovia Bank, N.A. and a syndicate of lenders and an amendment to the employment agreement with Mark de Saram.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 2005.

EVEREST RE GROUP, LTD.
By: /s/ JOSEPH V. TARANTO
Joseph V. Taranto
(Chairman and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ JOSEPH V. TARANTO Joseph V. Taranto	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2005
/s/ STEPHEN L. LIMAURO Stephen L. Limauro	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 15, 2005
/s/ KEITH T. SHOEMAKER Keith T. Shoemaker	Comptroller (Principal Accounting Officer)	March 15, 2005
/s/ MARTIN ABRAHAMS Martin Abrahams	Director	March 15, 2005
/s/ KENNETH J. DUFFY Kenneth J. Duffy	Director	March 15, 2005
/s/ JOHN R. DUNNE John R. Dunne	Director	March 15, 2005
/s/ THOMAS J. GALLAGHER Thomas J. Gallagher	Director	March 15, 2005
/s/ WILLIAM F. GALTNEY, JR. William F. Galtney, Jr.	Director	March 15, 2005
/s/ JOHN A. WEBER John A. Weber	Director	March 15, 2005

INDEX TO EXHIBITS
Exhibit No.
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
4.2
Indenture, dated March 14, 2000, between Everest Reinsurance Holdings, Inc. and The Chase Manhattan Bank (now known as JPMorgan Chase Bank), as Trustee, incorporated herein by reference to Exhibit 4.1 to Everest Reinsurance Holdings, Inc. Form 8-K filed on March 15, 2000
4.3
First Supplemental Indenture relating to the 8.5% Senior Notes due March 15, 2005, dated March 14, 2000, between Everest Reinsurance Holdings, Inc. and The Chase Manhattan Bank, as Trustee, incorporated herein by reference to Exhibit 4.2 to Everest Reinsurance Holdings, Inc. Form 8-K filed on March 15, 2000
4.4
Second Supplemental Indenture relating to the 8.75% Senior Notes due March 15, 2010, dated March 14, 2000, between Everest Reinsurance Holdings, Inc. and The Chase Manhattan Bank, as Trustee, incorporated herein by reference to Exhibit 4.3 to the Everest Reinsurance Holdings, Inc. Form 8-K filed on March 15, 2000
4.5
Junior Subordinated Indenture, dated November 14, 2002, between Everest Reinsurance Holdings, Inc. and JPMorgan Chase Bank as Trustee, incorporated herein by reference to Exhibit 4.5 to the Registration Statement on Form S-3 (No. 333-106595)
4.6
First Supplemental Indenture relating to Holdings 7.85% Junior Subordinated Debt Securities due November 15, 2032, dated as of November 14, 2002, among Holdings, Group and JPMorgan Chase Bank, as Trustee, incorporated herein by reference to Exhibit 10.2 to Everest Re Group, Ltd. Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (the “second quarter 2003 10 Q”)
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
E-1
4.10
Second Supplemental Indenture relating to Holdings 6.20% Junior Subordinated Debt Securities due March 29, 2034, dated as of March 29, 2004, among Holdings, Group and JPMorgan Chase Bank, as Trustee, incorporated herein by reference to Exhibit 4.1 to Everest Reinsurance Holdings, Inc. Form 8-K filed on March 30, 2004 (the “March 30, 2004 8-K”)
4.11	Amended and Restated Trust Agreement of Everest Re Capital Trust II, dated as of March 29, 2004, incorporated herein by reference to Exhibit 4.2 to the March 30, 2004 8-K
4.12	Guarantee Agreement, dated as of March 29, 2004, between Holdings and JPMorgan Chase Bank, incorporated herein by reference to Exhibit 4.3 to the March 30, 2004 8-K
4.13	Expense Agreement, dated as of March 29, 2004, between Holdings and Everest Re Capital Trust, incorporated herein by reference to Exhibit 4.4 to the March 30, 2004 8-K
4.14
Third Supplemental Indenture relating to Holdings 5.40% Senior Notes due October 15, 2014, dated as of October 12, 2004, among Holdings and JPMorgan Chase Bank, as Trustee, incorporated herein by reference to Exhibit 4.1 to Everest Reinsurance Holdings, Inc. Form 8-K filed on October 12, 2004
*10.1
Everest Re Group, Ltd. Annual Incentive Plan effective January 1, 1999, incorporated herein by reference to
Exhibit 10.1 to Everest Reinsurance Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 1998 (the “1998 10-K”)
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
E-2
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
*10.14
Employment Agreement with Joseph V. Taranto executed on July 15, 1998, incorporated herein by reference to Exhibit 10.21 to Everest Reinsurance Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (the “second quarter 1998 10-Q”)
*10.15
Amendment of Employment Agreement by and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc., Everest Re Group, Ltd. and Joseph V. Taranto dated February 15, 2000, incorporated herein by reference to Exhibit 10.29 to the 1999 10-K
*10.16	Change of Control Agreement with Joseph V. Taranto effective July 15, 1998, incorporated herein by reference to Exhibit 10.22 to the second quarter 1998 10-Q
*10.17
Amendment of Change of Control Agreement by and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc., Everest Re Group, Ltd. and Joseph V. Taranto dated February 15, 2000, incorporated herein by reference to Exhibit 10.30 to the 1999 10-K
10.18
Credit Agreement Between Everest Reinsurance Holdings, Inc., the Lenders Named Therein and First Union National Bank dated December 21, 1999 providing for a $150 million Senior Revolving Credit Facility, incorporated herein by reference to Exhibit 10.30 to Everest Reinsurance Holdings, Inc. Form 8-K, filed on December 28, 1999
10.19
First Amendment to Credit Agreement dated as of December 21, 1999 between Everest Reinsurance Holdings, Inc., the Lenders named therein and First Union National Bank, incorporated herein by reference to Exhibit 10.19 to the Everest Re Group, Ltd. Annual Report on Form 10-K for the year ended December 31, 2000 (the “2000 10-K”)
10.20
Parent Guaranty dated February 24, 2000 made by Everest Re Group, Ltd. in favor of the Lenders under Everest Reinsurance Holdings, Inc.’s Credit Facility, incorporated herein by reference to Exhibit 10.33 to the 1999 10-K
10.21
Guarantor Consent dated December 18, 2000 made by Everest Re Group, Ltd. in favor of the Lenders under Everest Reinsurance Holdings, Inc.’s Credit Facility, incorporated herein by reference to Exhibit 10.21 to the 2000 10-K
E-3
10.22
Stock Purchase Agreement between The Prudential Insurance Company of America and Everest Reinsurance Holdings, Inc. for the sale of common stock of Gibraltar Casualty Company dated February 24, 2000, incorporated herein by reference to Exhibit 10.32 to the 1999 10-K
10.23
Amendment No. 1 to Stock Purchase Agreement between The Prudential Insurance Company of America and Everest Reinsurance Holdings, Inc. for the sale of common stock of Gibraltar Casualty Company dated August 8, 2000, incorporated herein by reference to Exhibit 10.1 to the Everest Re Group, Ltd. Quarterly Report on Form 10-Q for the quarter ended June 30, 2000
10.24
Proportional Excess of Loss Reinsurance Agreement entered into between Gibraltar Casualty Company and Prudential Property and Casualty Insurance Company, incorporated herein by reference to Exhibit 10.24 to the 2000 10-K
10.25	Guarantee Agreement made by The Prudential Insurance Company of America in favor of Gibraltar Casualty Company, incorporated herein by reference to Exhibit 10.25 to the 2000 10-K
10.26	Lease, effective December 26, 2000 between OTR, an Ohio general partnership, and Everest Reinsurance Company, incorporated herein by reference to Exhibit 10.26 to the 2000 10-K
*10.27
Amendment of Employment Agreement by and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc., Everest Re Group, Ltd., Everest Global Services, Inc. and Joseph V. Taranto, dated March 30, 2001, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Report on Form 10-Q for the quarter ended March 31, 2001 (the “first quarter 2001 10-Q”)
*10.28
Amendment of Employment Agreement by and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc., Everest Re Group, Ltd., Everest Global Services, Inc. and Joseph V. Taranto, dated April 20, 2001, incorporated herein by reference to Exhibit 10.2 to the first quarter 2001 10-Q
*10.29
Amendment of Change of Control Agreement by and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc., Everest Re Group, Ltd., Everest Global Services, Inc. and Joseph V. Taranto, dated March 30, 2001, incorporated herein by reference to Exhibit 10.3 to the first quarter 2001 10-Q
*10.30
Resolution adopted by the Board of Directors of Everest Re Group, Ltd. on September 20, 2001 awarding stock options to outside Directors, incorporated herein by reference to Exhibit 10.30 to Everest Re Group, Ltd. Report on Form 10-K for the year ended December 31, 2001 (the “2001 10-K”)
10.31
Second Amendment to Credit Agreement dated as of November 21, 2002 between Everest Reinsurance Holdings, Inc., the Lenders named therein and Wachovia Bank, National Association (formerly known as First Union National Bank), incorporated herein by reference to Exhibit 10.31 to Everest Re Group, Ltd. Report on Form 10-K for the year ended December 31, 2002 (the “2002 10-K”)
*10.32	Employment Agreement executed on April 15, 2002, between Peter J. Bennett and Everest Reinsurance (Bermuda), Ltd., incorporated herein by reference to Exhibit 10.32 to the 2002 10-K
*10.33	Special Employment Agreement executed on March 22, 2002, between Janet J. Burak and Everest Global Services, Inc., incorporated herein by reference to Exhibit 10.33 to the 2002 10-K
E-4
*10.34	Everest Re Group, Ltd. 2002 Stock Incentive Plan, incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (No. 333-97049)
*10.35
Amendment of Employment Agreement by and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc., Everest Re Group, Ltd., Everest Global Services, Inc. and Joseph V. Taranto, dated April 18, 2003, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on April 21, 2003
*10.36
Amendment of Employment Agreement by and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc., Everest Re Group, Ltd., Everest Global Services, Inc. and Joseph V. Taranto, dated April 18, 2003, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on April 21, 2003 Amendment of Employment Agreement by and among Everest Reinsurance (Bermuda) Ltd. and Peter Bennett, dated April 24, 2003, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Quarterly Report on Form 10-Q for the quarter ended March 31, 2003
*10.37
Everest Re Group, Ltd. 2003 Non-Employee Director Equity Compensation Plan, incorporated herein by reference to Exhibit 10.37 to Everest Re Group, Ltd. Annual Report on Form 10-K for the year ended December 31, 2003
10.38
Tax Assurance from the Bermuda Minister of Finance, dated September 20, 1999, incorporated herein by reference to Exhibit 10.5 to Everest Re Group, Ltd. Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (the “second quarter 2003 10-Q”)
10.39
Guarantee from the Barbados Ministry of Economic Development, dated October 31, 2001, in accordance with Section 27 of the International Business Companies Act, incorporated herein by reference to Exhibit 10.6 to the second quarter 2003 10-Q
10.40
Credit Agreement, dated October 10, 2003, between Everest Reinsurance Holdings, Inc., the lenders named therein and Wachovia Bank, National Association, as administrative agent, providing for a $150.0 million revolving credit facility, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Quarterly Report on Form 10-Q for the quarter ended September 30, 2003
*10.41
Amendment of Employment Agreement by and between Everest Reinsurance (Bermuda), Ltd. and Peter Bennett, dated May 5, 2004, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Quarterly Report on Form 10-Q for the quarter ended March 31, 2004
*10.42
General Release and Waiver between Everest Reinsurance (Bermuda), Ltd. and Peter J. Bennett, dated October 13, 2004, incorporated herein by reference to Exhibit 10.2 to Everest Re Group, Ltd. Form 8-K filed on October 14, 2004
*10.43
Employment Agreement between Everest Reinsurance (Bermuda), Ltd. and Mark S. de Saram, dated October 14, 2004, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on October 14, 2004
*10.44
Amendment to Employment Agreement between Everest Reinsurance (Bermuda), Ltd. and Mark S. de Saram, dated December 8, 2004, incorporated herein by reference to Exhibit 10.2 to Everest Re Group, Ltd. Form 8-K filed on December 14, 2004
10.45
Credit Agreement dated as of December 8, 2004 among Everest Re Group, Ltd., Everest Reinsurance (Bermuda), Ltd., Everest International Reinsurance, Ltd., certain Lenders party thereto and Wachovia Bank, N.A., as Administrative Agent, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on December 14, 2004
*10.46	Description of non-employee director compensation arrangements, filed herewith
E-5
*10.47	Form of Non-Qualified Stock Option Award Agreement under the Everest Re Group, Ltd. 2003 Non-Employee Director Equity Compensation Plan, filed herewith
11.1	Statement regarding computation of per share earnings, filed herewith
21.1	Subsidiaries of the registrant, filed herewith
23.1	Consent of PricewaterhouseCoopers LLP, filed herewith
31.1	Section 302 Certification of Joseph V. Taranto, filed herewith
31.2	Section 302 Certification of Stephen L. Limauro, filed herewith
32.1	Section 906 Certification of Joseph V. Taranto and Stephen L. Limauro, furnished herewith
___________________
* Management contract or compensatory plan or arrangement.
E-6
INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
Everest Re Group, Ltd.	Pages

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets at December 31, 2004 and 2003	F-4
Consolidated Statements of Operations and Comprehensive Income for the Years Ended
December 31, 2004, 2003 and 2002	F-5
Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended
December 31, 2004, 2003 and 2002	F-6
Consolidated Statements of Cash Flows for the Years Ended
December 31, 2004, 2003 and 2002	F-7
Notes to Consolidated Financial Statements	F-8

Schedules
I Summary of Investments Other Than Investments in Related Parties at
December 31, 2004	S-1
II Condensed Financial Information of Registrant: Balance Sheets as of December 31, 2004 and 2003	S-2
Statements of Operations for the Years Ended December 31, 2004, 2003 and 2002	S-3
Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002	S-4
III Supplementary Insurance Information as of December 31, 2004 and 2003
and for the Years Ended December 31, 2004, 2003 and 2002	S-5
IV Reinsurance for the Years Ended December 31, 2004, 2003 and 2002	S-6

Schedules other than those listed above are omitted for the reason that they are not applicable or the information is otherwise contained in the Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
   of Everest Re Group, Ltd.:

We have completed an integrated audit of Everest Re Group, Ltd.‘s 2004 consolidated financial statements and of its internal control over financial reporting as of 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Everest Re Group, Ltd. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control- Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP
New York, New York
March 11, 2005

EVEREST RE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS
	December 31,

(Dollars in thousands, except par value per share)	2004	2003

ASSETS:
Fixed maturities - available for sale, at market value
(amortized cost: 2004, $9,609,617; 2003, $8,357,723)	$9,947,172	$8,726,886
Equity securities, at market value (cost: 2004, $571,717; 2003, $146,407)	650,871	154,381
Short-term investments	585,875	151,853
Other invested assets (cost: 2004, $160,188; 2003, $102,742)	161,324	103,359
Cash	184,930	184,859

Total investments and cash	11,530,172	9,321,338
Accrued investment income	130,216	113,989
Premiums receivable	1,314,160	1,047,856
Reinsurance receivables	1,210,795	1,284,139
Funds held by reinsureds	195,944	157,364
Deferred acquisition costs	331,909	333,214
Prepaid reinsurance premiums	84,646	98,384
Deferred tax asset	159,874	145,271
Other assets	115,050	187,981

TOTAL ASSETS	$15,072,766	$12,689,536

LIABILITIES:
Reserve for losses and adjustment expenses	$7,836,306	$6,361,245
Future policy benefit reserve	152,179	205,275
Unearned premium reserve	1,595,630	1,499,640
Funds held under reinsurance treaties	282,472	385,768
Losses in the course of payment	19,069	11,133
Contingent commissions	2,509	2,135
Other net payable to reinsurers	47,462	46,037
Current federal income taxes	31,854	41,308
8.5% Senior notes due 3/15/2005	249,976	249,874
8.75% Senior notes due 3/15/2010	199,341	199,245
5.4% Senior notes due 10/15/2014	249,584	-
Junior subordinated debt securities payable	546,393	216,496
Revolving credit agreement borrowings	-	70,000
Accrued interest on debt and borrowings	16,426	13,695
Other liabilities	131,047	222,785

Total liabilities	11,360,248	9,524,636

Commitments and Contingencies (Note 15)
SHAREHOLDERS' EQUITY:
Preferred shares, par value: $0.01; 50 million shares authorized;
no shares issued and outstanding	-	-
Common shares, par value: $0.01; 200 million shares authorized;
(2004) 56.2 million and (2003) 55.7 million issued	566	561
Additional paid-in capital	983,025	954,658
Unearned compensation	(7,108)	(5,257)
Accumulated other comprehensive income, net of deferred income taxes of
$135.6 million at 2004 and $117.5 million at 2003	328,737	280,077
Retained earnings	2,430,248	1,957,811
Treasury shares, at cost; 0.5 million shares (2004 and 2003)	(22,950)	(22,950)

Total shareholders' equity	3,712,518	3,164,900

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$15,072,766	$12,689,536

The accompanying notes are an integral part of the consolidated financial statements

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
	Years Ended December 31,
(Dollars in thousands, except per share amounts)	2004	2003	2002

REVENUES:
Premiums earned	$4,425,082	$3,737,851	$2,273,677
Net investment income	495,908	402,610	350,668
Net realized capital gains (losses)	89,614	(38,026)	(50,043)
Net derivative (expense) income	(2,660)	5,851	(14,509)
Other income (expense)	741	(1,033)	(2,091)

Total revenues	5,008,685	4,107,253	2,557,702

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	3,291,139	2,600,196	1,629,382
Commission, brokerage, taxes and fees	975,176	863,933	551,787
Other underwriting expenses	107,120	94,623	69,916
Interest expense on senior notes	41,954	38,931	38,916
Interest expense on junior subordinated debt	32,392	16,995	2,156
Interest expense on credit facility	1,193	1,362	3,501

Total claims and expenses	4,448,974	3,616,040	2,295,658

INCOME BEFORE TAXES	559,711	491,213	262,044
Income tax expense	64,853	65,185	30,741

NET INCOME	$494,858	$426,028	$231,303

Other comprehensive income, net of tax	48,660	58,535	107,662

COMPREHENSIVE INCOME	$543,518	$484,563	$338,965

PER SHARE DATA:
Average shares outstanding (000's)	55,929	54,023	50,325
Net income per common share - basic	$8.85	$7.89	$4.60

Average diluted shares outstanding (000's)	56,826	55,010	51,139
Net income per common share - diluted	$8.71	$7.74	$4.52

The accompanying notes are an integral part of the consolidated financial statements

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
	Years Ended December 31,
(Dollars in thousands, except share amounts)	2004	2003	2002

COMMON SHARES (shares outstanding):
Balance, beginning of period	55,677,044	50,881,693	46,269,015
Issued during the period, net	500,858	4,795,351	5,062,678
Treasury shares acquired during the period	-	-	(450,000)

Balance, end of period	56,177,902	55,677,044	50,881,693

COMMON SHARES (par value):
Balance, beginning of period	$561	$513	$463
Issued during the period, net	5	48	50

Balance, end of period	566	561	513

ADDITIONAL PAID IN CAPITAL:
Balance, beginning of period	954,658	618,521	269,945
Common shares issued during the period, net	28,367	336,137	348,576

Balance, end of period	983,025	954,658	618,521

UNEARNED COMPENSATION:
Balance, beginning of period	(5,257)	(340)	(115)
Net increase during the period	(1,851)	(4,917)	(225)

Balance, end of period	(7,108)	(5,257)	(340)

ACCUMULATED OTHER COMPREHENSIVE INCOME,
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	280,077	221,542	113,880
Net increase during the period	48,660	58,535	107,662

Balance, end of period	328,737	280,077	221,542

RETAINED EARNINGS:
Balance, beginning of period	1,957,811	1,551,360	1,336,404
Net income	494,858	426,028	231,303
Dividends declared ( $0.40 per share in 2004, $0.36 per share in 2003
and $0.32 per share in 2002)	(22,421)	(19,577)	(16,347)

Balance, end of period	2,430,248	1,957,811	1,551,360

TREASURY SHARES AT COST:
Balance, beginning of period	(22,950)	(22,950)	(55)
Treasury shares acquired during the period	-	-	(22,895)

Balance, end of period	(22,950)	(22,950)	(22,950)

TOTAL SHAREHOLDERS' EQUITY, END OF PERIOD	$3,712,518	$3,164,900	$2,368,646

The accompanying notes are an integral part of the consolidated financial statements

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Years Ended December 31,
(Dollars in thousands)	2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$494,858	$426,028	$231,303
Adjustments to reconcile net income to net cash provided by
operating activities:
Increase in premiums receivable	(254,723)	(367,065)	(196,940)
(Increase) decrease in funds held by reinsureds, net	(137,490)	7,510	112,906
Decrease (increase) in reinsurance receivables	85,119	(146,390)	(201,644)
(Increase) decrease in deferred tax asset	(31,150)	(49,113)	5,713
Increase in reserve for losses and loss adjustment expenses	1,387,555	1,338,149	564,029
Decrease in future policy benefit reserve	(53,096)	(22,650)	(10,828)
Increase in unearned premiums	86,541	613,183	380,150
Decrease in other assets and liabilities	(26,730)	(194,896)	(184,428)
Non-cash compensation expense (benefit)	1,375	383	(225)
Amortization of bond premium/(accrual of bond discount)	24,719	10,459	(7,503)
Amortization of underwriting discount on senior notes	204	181	167
Realized capital (gains) losses	(89,614)	38,026	50,043

Net cash provided by operating activities	1,487,568	1,653,805	742,743

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale	659,426	875,575	663,088
Proceeds from fixed maturities sold - available for sale	1,451,166	1,219,019	2,029,129
Proceeds from equity securities sold	17,995	8,091	19,940
Proceeds from other invested assets sold	6,814	4,067	4,017
Cost of fixed maturities acquired - available for sale	(3,215,214)	(3,940,771)	(3,877,205)
Cost of equity securities acquired	(437,132)	(90,199)	(16,284)
Cost of other invested assets acquired	(31,511)	(33,433)	(24,614)
Net (purchases) sales of short-term securities	(432,279)	20,479	(18,100)
Net (decrease) increase in unsettled securities transactions	(19,273)	(79,788)	105,958

Net cash used in investing activities	(2,000,008)	(2,016,960)	(1,114,071)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares issued during the period	25,146	330,885	348,626
Dividends paid to shareholders	(22,421)	(19,577)	(16,347)
Purchase of treasury shares	-	-	(22,895)
Net proceeds from issuance of senior notes	246,651	-	-
Net proceeds from issuance of junior subordinated notes	319,997	-	209,881
Borrowing on revolving credit agreement	-	-	45,000
Repayments on revolving credit agreement	(70,000)	-	(80,000)

Net cash provided by financing activities	499,373	311,308	484,265

EFFECT OF EXCHANGE RATE CHANGES ON CASH	13,138	27,876	24,015

Net increase (decrease) in cash	71	(23,971)	136,952
Cash, beginning of period	184,859	208,830	71,878

Cash, end of period	$184,930	$184,859	$208,830

SUPPLEMENTAL CASH FLOW INFORMATION
Cash transactions:
Income taxes paid, net	$100,007	$52,643	$9,993
Interest paid	$72,605	$56,956	$42,870
Non-cash financing transaction:
Issuance of common shares	$3,226	$5,300	$278
The accompanying notes are an integral part of the consolidated financial statements

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2004, 2003 and 2002

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Business and Basis of Presentation
Everest Re Group, Ltd. (“Group”), a Bermuda company, was established in 1999 as a wholly-owned subsidiary of Everest Reinsurance Holdings, Inc. (“Holdings”). On February 24, 2000, a corporate restructuring was completed and Group became the new parent holding company of Holdings. Holders of shares of common stock of Holdings automatically became holders of the same number of common shares of Group. Prior to the restructuring, Group had no significant assets or capitalization and had not engaged in any business or prior activities other than in connection with the restructuring. Group, through its subsidiaries, principally provides reinsurance and insurance in the U.S., Bermuda and international markets. As used in this document, the “Company” means Group and its subsidiaries, except when referring to periods prior to February 24, 2000, when it means Holdings and its subsidiaries. Prior to December 31, 2004, Group’s principal executive office was located in Barbados. On December 31, 2004 the Company effectively closed its principal executive office in Barbados and established its principal executive office in Bermuda.

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America. The statements include the following domestic and foreign direct and indirect subsidiaries of Group: Holdings, Everest Reinsurance (Bermuda), Ltd. (“Bermuda Re”), Everest International Reinsurance, Ltd. (“Everest International”), formerly AFC Re Ltd., Mt. McKinley Insurance Company (“Mt. McKinley”), formerly Gibraltar Casualty Company, Everest Global Services, Inc. (“Global Services”), Everest Advisors (UK), Ltd., Everest Advisors (Ireland) Limited, Everest Re Advisors, Ltd., Everest Reinsurance Company (“Everest Re”), Everest National Insurance Company (“Everest National”), Everest Indemnity Insurance Company (“Everest Indemnity”), Everest Re Holdings, Ltd. (“Everest Ltd.”), Everest Security Insurance Company (“Everest Security”), formerly Southeastern Security Insurance Company, Everest Insurance Company of Canada (“Everest Canada”), Mt. McKinley Managers, L.L.C. (“Managers”), Workcare Southeast, Inc. (“Workcare Southeast”), and Workcare Southeast of Georgia, Inc. (“Workcare Georgia”). All amounts are reported in U.S. dollars.

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

B. Investments
Fixed maturity investments are all classified as available for sale. Unrealized appreciation and depreciation, as a result of temporary changes in market value during the period, are reflected in shareholders’equity, net of income taxes in “accumulated other comprehensive income”. Equity securities are carried at market value with unrealized appreciation or depreciation, as a result of temporary changes in market value during the period, are reflected in shareholders’ equity, net of income taxes in “accumulated other comprehensive income”. Unrealized losses on fixed maturities and equity securities, which are deemed other than temporary, are charged to net income as realized capital losses. Short-term investments are stated at cost, which approximates market value. Realized gains or losses on sale of investments are determined on the basis of identified cost. For non-publicly traded securities, market prices are determined through the use of pricing models that evaluate securities relative to the U.S. Treasury yield curve, taking into account the issue type, credit quality and cash flow characteristics of each security. For publicly traded securities, market value is based on quoted market prices. Retrospective adjustments are employed to recalculate the values of loan-backed and asset-backed securities. Each acquisition lot is reviewed to recalculate the effective yield. The recalculated effective yield is used to derive a book value as if the new yield were applied at the time of acquisition. Outstanding principal factors from the time of acquisition to the adjustment date are used to calculate the prepayment history for all applicable securities. Conditional prepayment rates, computed with life to date factor histories and weighted average maturities, are used to affect the calculation of projected and prepayments for pass through security types. Other invested assets include limited partnerships and rabbi trusts. Limited partnerships are valued pursuant to the equity method of accounting, which management believes approximates market value. The Supplemental Retirement Plan Rabbi Trust, the Deferred Compensation Plan Rabbi Trust and the Supplemental Savings Plan Rabbi Trust are carried at market value. Cash includes cash and bank time deposits with original maturities of ninety days or less.

C. Uncollectible Receivable Balances
The Company provides reserves for uncollectible reinsurance balances based on management’s assessment of the collectibility of the outstanding balances. Such reserves were $37.1 million at December 31, 2004 and $33.6 million at December 31, 2003. See also Note 11.

D. Deferred Acquisition Costs
Acquisition costs, consisting principally of commissions and brokerage expenses and certain premium taxes and fees associated with the Company’s reinsurance and insurance business incurred at the time a contract or policy is issued, are deferred and amortized over the period in which the related premiums are earned, generally one year. Deferred acquisition costs are limited to their estimated realizable value based on the related unearned premiums, anticipated claims and claim expenses and anticipated investment income. Deferred acquisition costs amortized to income were $975.2 million, $863.9 million and $551.8 million in 2004, 2003 and 2002, respectively.

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

F. Future Policy Benefit Reserve
Liabilities for future policy benefits on annuity policies are carried at their accumulated values. Reserves for policy benefits include both mortality and morbidity claims in the process of settlement and IBNR claims. Interest rate assumptions used to estimate liabilities for policy benefits range from 4.0% to 7.3%. Actual experience in a particular period may vary.

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

H. Income Taxes
Holdings and its wholly-owned subsidiaries file a consolidated U.S. federal income tax return. Foreign branches of subsidiaries file local tax returns as required. Group and its other subsidiaries, not included in Holdings’ consolidated tax return, file separate company U.S. federal income tax returns, where required. The UK branch of Bermuda Re files a UK income tax return. Deferred income taxes have been recorded to recognize the tax effect of temporary differences between the financial reporting and income tax bases of assets and liabilities.

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

J. Earnings per Share
Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilution that could occur if options granted under various stock-based compensation plans were exercised resulting in the issuance of common shares that then shared in the earnings of the entity. See also Note 16.

Net income per common share has been computed below, based upon weighted average common and dilutive shares outstanding.

(Dollars in thousands, except per share amounts)	2004	2003	2002

Net income (numerator)	$494,858	$426,028	$231,303

Weighted average common and effect of
dilutive shares used in the computation
of net income per share:
Weighted average shares outstanding
- basic (denominator)	55,929	54,023	50,325
Effect of dilutive shares	897	987	814

Weighted average shares outstanding
- diluted (denominator)	56,826	55,010	51,139

Net income per common share:
Basic	$8.85	$7.89	$4.60
Diluted	$8.71	$7.74	$4.52

All options to purchase common shares outstanding at the end of 2004 were included in the computation of earnings per diluted share because the average market price of the common shares was greater than the options’ exercise price at the end of 2004. Options to purchase 247,956 common shares at prices ranging from $70.18 to $73.615 per share and 212,000 common shares at prices ranging from $63.31 to $70.18 per share were outstanding at the end of 2003 and 2002, respectively, but were not included in the computation of earnings per diluted share for the respective years because the options’ exercise price was greater than the average market price of the common shares at the end of such years. All outstanding options expire on or between October 6, 2005 and September 21, 2014.

K. Segmentation
The Company, through its subsidiaries, operates in five segments: U.S. Reinsurance, U.S. Insurance, Specialty Underwriting, International and Bermuda. See also Note 18.

L. Derivatives
The Company has remaining in its product portfolio one credit default swap, which it no longer offers, and five specialized equity put options. These products meet the definition of a derivative under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). The Company’s position in these contracts is unhedged and is accounted for as a derivative in accordance with FAS 133. Accordingly, these contracts are carried at fair value and are recorded in “Other liabilities” in the consolidated balance sheets and changes in fair value are recorded in the consolidated statements of operations and comprehensive income.

M. Deposit Assets and Liabilities
In the normal course of its operations, the Company may enter into contracts that do not meet the risk transfer provisions of Statement of Financial Accounting Standards No. 113, “Accounting and Reporting for Reinsurance of Short Duration and Long Duration Contracts”. Such contracts are accounted for using the deposit accounting method. For such contracts, the Company originally records deposit liabilities for an amount equivalent to the assets received. Actuarial studies are used to estimate the final liabilities under such contracts with any change reflected in the consolidated statements of operations and comprehensive income.

N. Stock-based Employee Compensation
Prior to 2002, the Company accounted for its stock-based employee compensation plans (See Note 16) under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Effective January 1, 2002, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”) prospectively to all employee awards granted, modified or settled after January 1, 2002.

Had the compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards prior to January 1, 2002 under those plans consistent with the method of FAS 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

(Dollar values in thousands, except per share amounts)		2004	2003	2002

Net income	As reported	$494,858	$426,028	$231,303
	Pro forma	$493,931	$424,063	$227,249
Earnings per share - basic	As reported	$8.85	$7.89	$4.60
	Pro forma	$8.83	$7.85	$4.52
Earnings per share - diluted	As reported	$8.71	$7.74	$4.52
	Pro forma	$8.69	$7.70	$4.44

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: (i) dividend yields ranging from 0.5% to 0.9%, (ii) expected volatility ranging from 32.9% to 45.8%, (iii) risk-free interest rates ranging from a low of 4.7% to a high of 7.0% and (iv) expected life of 7.3-7.5 years.

O. Policyholder Dividends
The Company issues certain insurance policies with dividend payment features. These policyholders share in the operating results of their respective policies in the form of dividends declared. Dividends to policyholders are accrued during the period in which the related premiums are earned and are determined based on the terms of the individual policies.

P. Application of New Accounting Standards
In January 2003, FASB issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities”(“FIN 46”). FIN 46 addresses whether certain types of entities, referred to as variable interest entities (“VIEs”), should be consolidated or deconsolidated in a company’s financial statements. During October 2003, the FASB deferred the effective date of FIN 46 provisions for VIEs created prior to February 1, 2003 to the first reporting period ending after December 15, 2003. During December 2003, the FASB issued FIN 46R, replacing FIN 46. FIN 46R is effective, for entities that had not adopted FIN 46 as of December 24, 2003, no later than the end of the first reporting period that ends on or after March 15, 2004. The Company adopted FIN 46R in the first quarter of 2004, resulting in the deconsolidation of Everest Re Capital Trust (“Capital Trust”) and Everest Re Capital Trust II (“Capital Trust II”). For 2003 and 2002, where applicable, the financial statements have been restated to reflect the deconsolidation.

In March 2004, the Emerging Issue Task Force (“EITF”) reached a final consensus on Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. This issue establishes guidance for determining whether to record impairment losses associated with investments in certain equity and debt securities. The application of this issue was required for reporting periods beginning after June 15, 2004. On September 30, 2004, the FASB issued a FASB Staff Position EITF Issue 03-1-1, which delayed the effective date for the measurement and recognition guidance included in paragraphs 10 through 20 of EITF Issue 03-1.

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

In December 2004, the Financial accounting Standards Board (“FASB”) issued FASB Statement 123(R) “Share-Based Payment” (“FAS 123(R)”). FAS 123(R) requires all share-based compensation awards granted, modified or settled after December 15, 1994 to be accounted for using the fair value method of accounting. Under the modified prospective application, compensation cost is recognized for the outstanding, non-vested awards based on the grant date fair value of those awards as calculated under FAS 123. The Company does not expect the adoption of the statement to have a material impact on the Company’s financial condition or results of operation. The application of this issue will become effective for interim or annual periods beginning after June 15, 2005.

Q. Investments –Interest Only Strips
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

The Company accounted for its investment in interest only strips in accordance with EITF No. 99-20, “Recognition of Interest Income and Impairment on Purchases and Beneficial Interests in Securitized Financial Assets”(“EITF 99-20”). EITF 99-20 sets forth the rules for recognizing interest income on all credit-sensitive mortgage and asset-backed securities and certain prepayment-sensitive securities, including agency interest only strips, whether purchased or retained in securitization, as well as the rules for determining when these securities must be written down to fair value because of impairment. EITF 99-20 requires decreases in the valuation of residual interests in securitizations to be recorded as a reduction to the carrying value of the residual interests through a charge to earnings, rather than an unrealized loss in shareholders’ equity, when any portion of the decline in fair value is attributable to, as defined by EITF 99-20, an impairment loss. This portfolio was liquidated during the second quarter of 2004. The Company recorded realized capital losses due to impairments of $49.7 million, net of income tax benefit of $15.4 million for the year ended December 31, 2004 and realized capital losses due to impairments of $37.3 million, net of income tax benefit of $8.8 million for the year ended December 31, 2003. As a result of liquidating the interest only strip investment portfolio during the second quarter of 2004, the Company recognized realized capital gains of $91.0 million, net of income taxes of $27.2 million.

2. INVESTMENTS

The amortized cost, market value, and gross unrealized appreciation and depreciation of fixed maturity investments and equity securities are presented in the tables below:

	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value

As of December 31, 2004
Fixed maturities - available for sale
U.S. Treasury securities and
obligations of U.S. government
agencies and corporations	$184,070	$2,130	$774	$185,426
Obligations of U.S. states
and political subdivisions	3,281,442	160,186	2,306	3,439,322
Corporate securities	3,211,693	137,433	17,669	3,331,457
Mortgage-backed securities	1,468,793	13,286	8,073	1,474,006
Foreign government securities	921,498	31,225	625	952,098
Foreign corporate securities	542,121	24,610	1,868	564,863

Total fixed maturities	$9,609,617	$368,870	$31,315	$9,947,172

Equity securities	$571,717	$79,154	$-	$650,871

As of December 31, 2003
Fixed maturities - available for sale
U.S. Treasury securities and
obligations of U.S. government
agencies and corporations	$151,969	$6,017	$600	$157,386
Obligations of U.S. states
and political subdivisions	2,798,386	156,390	3,143	2,951,633
Corporate securities	2,969,232	172,654	24,824	3,117,062
Mortgage-backed securities	1,369,214	26,735	12,618	1,383,331
Foreign government securities	708,119	24,567	2,060	730,626
Foreign corporate securities	360,803	26,468	423	386,848

Total fixed maturities	$8,357,723	$412,831	$43,668	$8,726,886

Equity securities	$146,407	$7,975	$1	$154,381

The amortized cost and market value of fixed maturities are shown in the following table by contractual maturity. Mortgage-backed securities generally are more likely to be prepaid than other fixed maturities. As the stated maturity of such securities may not be indicative of actual maturities, the total for mortgage-backed securities is shown separately.

	December 31, 2004

(Dollars in thousands)	Amortized Cost	Market Value

Fixed maturities - available for sale
Due in one year or less	$280,230	$283,443
Due after one year through five years	1,854,984	1,917,764
Due after five years through ten years	2,425,939	2,499,801
Due after ten years	3,579,671	3,772,158
Mortgage-backed securities	1,468,793	1,474,006

Total	$9,609,617	$9,947,172

Proceeds from sales of fixed maturity investments during 2004, 2003 and 2002 were $1,451.2 million, $1,219.0 million and $2,029.1 million, respectively. Gross gains of $163.8 million, $49.9 million and $91.9 million and gross losses of $8.3 million, $16.8 million and $41.3 million were realized on those fixed maturity sales during 2004, 2003 and 2002, respectively. Proceeds from sales of equity security investments during 2004, 2003 and 2002 were $18.0 million, $8.1 million and $19.9 million, respectively. Gross gains of $0.5 million, $0.8 million and $0.9 million and gross losses of $0.9 million, $0.0 million and $0.3 million were realized on those equity sales during 2004, 2003 and 2002, respectively.

The changes in net unrealized gains (losses) of investments of the Company are derived from the following sources:

	Years Ended December 31,

(Dollars in thousands)	2004	2003	2002

Increase (decrease) during the period
between the market value and cost of
investments carried at market value,
and deferred taxes thereon:
Fixed maturities	$(31,608)	$50,144	$146,295
Equity securities	71,179	17,342	(10,323)
Other invested assets	520	648	(32)
Deferred taxes	(14,376)	(31,773)	(31,741)

Increase in unrealized appreciation,
net of deferred taxes, included in shareholders' equity	$25,715	$36,361	$104,199

The Company frequently reviews its investment portfolio for declines in market value and focuses its attention on securities whose fair value has fallen below 80% of their amortized value at the time of review. The Company then assesses whether the decline in value is temporary or “other than temporary”. In making its assessment, the Company evaluates the current market and interest rate environment as well as specific issuer information. Generally, a change in the market or interest rate environment does not constitute impairment but rather a temporary decline in market value. Temporary declines in market value are recorded as an unrealized loss in accumulated other comprehensive income. If the Company determines that the decline is “other than temporary”, the carrying value of the investment is written down to fair value and a realized loss is recorded in the Company’s consolidated statements of operations and comprehensive income. The Company’s assessments are based on the issuer’s current financial position and timeliness with respect to interest and/or principal payments, and speed of repayments on asset-backed securities, as well as relevant information provided by rating agencies, investment advisors and analysts.

The table below displays the aggregate fair value and gross unrealized depreciation, by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2004:

	Duration of unrealized loss
	Less than 12 months		Greater than 12 months		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation

Fixed maturity securities
U.S. government
agencies and authorities	$34,410	$(267)	$10,104	$(507)	$44,514	$(774)
States, municipalities
and political subdivisions	110,425	(1,256)	106,054	(1,050)	216,479	(2,306)
Foreign governments	18,696	(141)	197,657	(484)	216,353	(625)
All other corporate	1,124,541	(14,956)	552,082	(12,654)	1,676,623	(27,610)

Total fixed maturities	1,288,072	(16,620)	865,897	(14,695)	2,153,969	(31,315)

Equity securities	-	-	-	-	-	-

Total	$1,288,072	$(16,620)	$865,897	$(14,695)	$2,153,969	$(31,315)

The aggregate fair value and gross unrealized losses related to investments in an unrealized loss position as of December 31, 2004 is $2,154.0 million and $31.3 million, respectively. The $16.6 million of unrealized losses related to securities that have been in an unrealized loss position for one year or less are primarily comprised of highly rated government, municipal and corporate bonds and are primarily related to the general movements in interest rates throughout the year. Of these unrealized losses, $14.8 million are related to securities that are rated investment grade or better by a Nationally Recognized Statistical Rating Organization.

The $14.7 million of unrealized losses related to securities that have been in an unrealized loss position for one year or more are also primarily comprised of highly rated government, municipal and corporate bonds and generally relate to the general movements in interest rates throughout the year. Of these unrealized losses, $13.1 million are related to securities that are rated investment grade or better by a Nationally Recognized Statistical Rating Organization.

The Company, given the size of its investment portfolio and capital position, has the ability to hold these securities until recovery of market value. In addition, all securities currently in an unrealized loss position are current with respect to principal and interest payments.

The components of net investment income are presented in the table below:

	Years Ended December 31,

(Dollars in thousands)	2004	2003	2002

Fixed maturities	$475,906	$418,711	$379,062
Equity securities	8,453	2,114	926
Short-term investments	6,913	3,045	5,087
Other income	44,126	19,517	1,708

Total gross investment income	535,398	443,387	386,783

Interest credited on funds held	23,641	24,434	19,205
Interest credited to future
policy benefit reserves	10,748	12,173	14,036
Other investment expenses	5,101	4,170	2,874

Total investment expenses	39,490	40,777	36,115

Total net investment income	$495,908	$402,610	$350,668

Other income for 2004, 2003 and 2002 primarily includes income (expense) on limited partnership investments of $41.8 million, $17.5 million and $(0.6) million, respectively.

The Company has contractual commitments to invest up to an additional $186.4 million related to its limited partnership investments at December 31, 2004. These commitments will be funded as required by the partnership agreements, which have investment periods that expire no later than 2011.

The components of realized capital gains (losses) are presented in the table below:

	Years Ended December 31,

(Dollars in thousands)	2004	2003	2002

Fixed maturities	$90,008	$(38,798)	$(50,689)
Equity securities	(395)	768	620
Short-term investments	1	4	26

Total	$89,614	$(38,026)	$(50,043)

The realized capital losses for 2004 and 2003 included $0.5 million and $25.7 million, respectively, relating to write-downs in the value of securities deemed to be impaired on an other than temporary basis and $65.1 million and $46.2 million, respectively, related to the impairment on interest only strips in accordance with EITF 99-20. Realized capital losses for 2002 included $101.3 million relating to write-downs in the value of securities deemed to be impaired on an other than temporary basis.

Securities with a carrying value amount of $1,088.6 million at December 31, 2004 were on deposit with various state or governmental insurance departments in compliance with insurance laws.

During 2001, the Company sold five European put options based on the Standard & Poor’s 500 (“S&P 500”) index for total consideration, net of commission, of $16.9 million. These contracts each have a single exercise date with maturities ranging from 18 to 30 years and strike prices ranging from $1,141.21 to $1,540.63. No amounts would be payable under these contracts if the S&P 500 index is at or above the strike price on the exercise dates. If the S&P 500 index is lower than the strike price on the applicable exercise date, the amount due would vary proportionately with the percentage the index was below the strike price. Based on historical index values and trends, the Company estimates the probability for each contract of the S&P 500 being below the strike price on the exercise date ranges from .43% to 6.37%. The theoretical maximum payouts under the contracts would occur if on each of the exercise dates the S&P 500 index value were zero. The present value of these theoretical maximum payouts using a 6% discount factor is $161.9 million.

Because there are no published market values available for these long term index put options, a Black-Scholes model is used to estimate fair value. The factors used in determining fair value are the S&P 500 index value at the financial statement date, current interest rates matching the duration of the puts and estimated volatility, with current market option volatility extrapolated to the put maturities using historical data. Movements in the mark to model are reflected through the income statement.

During 2000, the Company entered into three credit swap derivative contracts, which provide credit default protection on a portfolio of referenced securities. As of December 31, 2004 the Company had one remaining credit default swap. The Company recorded net after-tax losses from these contracts of $0.0 million, $0.0 million and $3.9 million in 2004, 2003 and 2002, respectively, to reflect them at fair value. As of December 31, 2004 and 2003, the remaining maximum after-tax net loss exposure under these contracts is $0.0 million and $2.9 million, respectively.

The Company’s position in these contracts is unhedged and is accounted for as derivatives in accordance with FAS 133. Accordingly, these contracts are carried at fair value with changes in fair value recorded in the consolidated statements of operations and comprehensive income.

3.   RESERVE FOR LOSSES AND LAE

Activity in the reserve for losses and LAE is summarized as follows:

	Years Ended December 31,

(Dollars in thousands)	2004	2003	2002

Reserves at January 1	$6,361,245	$4,905,582	$4,278,267
Less reinsurance recoverables	1,261,100	1,088,589	883,460

Net balance at January 1	5,100,145	3,816,993	3,394,807

Incurred related to:
Current year	2,979,122	2,343,271	1,489,271
Prior years	312,017	256,925	140,111

Total incurred losses and LAE	3,291,139	2,600,196	1,629,382

Paid related to:
Current year	607,066	501,119	352,910
Prior years	1,141,663	902,596	892,690

Total paid losses and LAE	1,748,729	1,403,715	1,245,600

Foreign Exchange/Translation Adjustment	78,890	86,671	38,404
Net balance at December 31	6,721,445	5,100,145	3,816,993
Plus reinsurance recoverables	1,114,861	1,261,100	1,088,589

Balance at December 31	$7,836,306	$6,361,245	$4,905,582

Gross loss and LAE reserves totaled $7,836.3 million at December 31, 2004, $6,361.2 million at December 31, 2003, and $4,905.6 million at December 31, 2002. The increase in 2004 is primarily attributable to increased premiums earned, net prior period reserve adjustments in select areas, increase in catastrophe losses and normal variability in claim settlements. The increase in 2003 was primarily attributable to increased premiums earned, net prior period reserve adjustments in select areas and normal variability in claim settlement.

Reinsurance receivables for both paid and unpaid losses totaled $1,210.8 million at December 31, 2004, $1,284.1 million at December 31, 2003, and $1,116.4 million at December 31, 2002. At December 31, 2004, $405.0 million, or 33.4%, was receivable from subsidiaries of London Reinsurance Group (“London Life”). These receivables are effectively secured by a combination of letters of credit and funds held arrangements under which the Company has retained the premium payments due the retrocessionaire, recognized liabilities for such amounts and reduced such liabilities as payments are due from the retrocessionaire. In addition, $160.0 million, or 13.2%, was receivable from Prudential Property and Casualty Insurance Company of Indiana (“Prupac”), which in late 2003 was purchased by LM Property and Casualty Insurance Company (“LM”) and whose obligations continue to be guaranteed by The Prudential Insurance Company of America (“The Prudential”) and $132.5 million, or 10.9%, was receivable from Transatlantic Reinsurance Company (“Transatlantic”) and $100.0 million, or 8.3%, was receivable from Continental Insurance Company (“Continental”), which is partially secured by funds held arrangements. No other retrocessionaire accounted for more than 5% of the Company’s receivables.

Prior year incurred losses increased by $312.0 million in 2004 and $256.9 million in 2003. The increase was the result of modest reserve strengthening in select areas, most notably in asbestos exposures, directors and officers, surety and workers’ compensation lines.

Activity in the reserve for future policy benefits is summarized as follows:

	Years Ended December 31,

(Dollars in thousands)	2004	2003	2002

Balance at beginning of year	$205,275	$227,925	$238,753
Liabilities assumed	300	512	6,563
Adjustments to reserves	8,544	11,239	8,519
Benefits paid in the current year	(19,543)	(34,401)	(25,910)
Contract terminations	(42,397)	-	-

Balance at end of year	$152,179	$205,275	$227,925

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

The Company’s reserves include an estimate of the Company’s ultimate liability for A&E claims. This estimate is made based on a judgmental assessment of the underlying exposures as the result of (1) long and variable reporting delays, both from insureds to insurance companies and from ceding companies to reinsurers; (2) historical data, which is more limited and variable on A&E losses than historical information on other types of casualty claims; and (3) unique aspects of A&E exposures for which ultimate value cannot be estimated using traditional reserving techniques. There are significant uncertainties in estimating the amount of the Company’s potential losses from A&E claims. Among the uncertainties are: (a) potentially long waiting periods between exposure and manifestation of any bodily injury or property damage; (b) difficulty in identifying sources of asbestos or environmental contamination; (c) difficulty in properly allocating responsibility and/or liability for asbestos or environmental damage; (d) changes in underlying laws and judicial interpretation of those laws; (e) the potential for an asbestos or environmental claim to involve many insurance providers over many policy periods; (f) questions concerning interpretation and application of insurance and reinsurance coverage; and (g) uncertainty regarding the number and identity of insureds with potential asbestos or environmental exposure.

With respect to asbestos claims in particular, several additional factors have emerged in recent years that further compound the difficulty in estimating the Company’s liability. These developments include: (a) continued growth in the number of claims filed, in part reflecting a much more aggressive plaintiff’s bar and including claims against defendants formerly regarded as “peripheral”; (b) a disproportionate percentage of claims filed by individuals with no functional injury, which should have little to no financial value but that have increasingly been considered in jury verdicts and settlements; (c) the growth in the number and significance of bankruptcy filings by companies as a result of asbestos claims (including, more recently, bankruptcy filings in which companies attempt to resolve their asbestos liabilities in a manner that is prejudicial to insurers and forecloses insurers from the negotiation of bankruptcy plans); (d) the concentration of claims in a small number of states that favor plaintiffs; (e) the growth in the number of claims that might impact the general liability portion of insurance policies rather than the product liability portion; (f) measures adopted by specific courts to ameliorate the worst procedural abuses; (g) an increase in settlement values being paid to asbestos claimants, especially those with cancer or functional impairment; (h) legislation in some states to address asbestos litigation issues; and (i) the potential that other states or the U. S. Congress may adopt legislation on asbestos litigation.

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

In connection with the acquisition of Mt. McKinley, which has significant exposure to A&E claims, Prupac, a subsidiary of The Prudential, provided reinsurance to Mt. McKinley covering 80% ($160.0 million) of the first $200.0 million of any adverse development of Mt. McKinley’s reserves as of September 19, 2000 and The Prudential guaranteed Prupac’s obligations to Mt. McKinley. In late 2003, Prupac was purchased by LM and all obligations of Prupac continue to be guaranteed by The Prudential. Cessions under this reinsurance agreement exhausted the limit available under the contract at December 31, 2003.

With respect to Mt. McKinley, where the Company has a direct relationship with policyholders, the Company’s aggressive litigation posture and the uncertainties inherent in the asbestos coverage and bankruptcy litigation have provided an opportunity to actively engage in settlement negotiations with a number of those policyholders who have potentially significant asbestos liabilities. Those discussions are oriented towards achieving reasonable negotiated settlements that limit Mt. McKinley’s liability to a given policyholder to a sum certain. In 2004, the Company has concluded such settlements or reached agreement in principle with several of its high profile policyholders. The Company has currently identified 15 policyholders based on their past claim activity and/or potential future liabilities as “High Profile Policyholders” and its settlement efforts are generally directed at such policyholders, in part because their exposures have developed to the point where both the policyholder and the Company have sufficient information to be motivated to settle. The Company believes that this active approach will ultimately result in a more cost-effective liquidation of Mt. McKinley’s liabilities than a passive approach, although it may also introduce additional variability in Mt. McKinley’s losses and cash flows.

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

The following table summarizes incurred losses with respect to A&E on both a gross and net of retrocessional basis for the periods indicated:

(Dollars in thousands)	2004	2003	2002

Gross basis
Beginning of reserves	$765,257	$667,922	$644,390
Incurred losses	171,729	172,596	95,004
Paid losses	(208,661)	(75,261)	(71,472)

End of period reserves	$728,325	$765,257	$667,922

Net basis
Beginning of reserves	$534,369	$527,462	$568,592
Incurred losses	159,422	50,230	23,491
Paid losses	(187,116)	(43,323)	(64,621)

End of period reserves	$506,675	$534,369	$527,462

At December 31, 2004, the gross reserves for A&E losses were comprised of $148.5 million representing case reserves reported by ceding companies, $151.3 million representing additional case reserves established by the Company on assumed reinsurance claims, $272.1 million representing case reserves established by the Company on direct excess insurance claims, including Mt. McKinley and $156.4 million representing IBNR reserves.

4. CREDIT LINE

Effective December 8, 2004, Group, Bermuda Re, and Everest International entered into a new three year, $750 million senior credit facility with a syndicate of lenders (“Group Credit Facility”). Wachovia Bank is the administrative agent for the Group Credit Facility. The Group Credit Facility consists of two tranches. Tranche one provides up to $250 million of revolving credit for liquidity and general corporate purposes, and for the issuance of standby letters of credit. The interest on the revolving loans shall, at the option of each of the borrowers, be either (1) Base Rate Loans (as defined below) or (2) an adjusted London Interbank Offered Rate (“LIBOR”) plus a margin. The Base Rate is the higher of the rate of interest established by Wachovia Bank from time to time as its prime rate or the Federal Funds rate, in each case plus 0.5% per annum. The amount of margin and the fees payable for the Group Credit Facility depend on Group’s senior unsecured debt rating. Tranche two exclusively provides up to $500 million for the issuance of standby letters of credit on a collateralized basis.

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth amount. Minimum net worth is an amount equal to the sum of (i) $2,373 million (base amount) plus (ii) (A) 25% of consolidated net income for each of Group’s fiscal quarters and (B) 50% of any increase in consolidated net worth attributable to the issuance of ordinary and preferred shares. The base amount is reset at the end of each fiscal year to be the greater of 70% of Group's consolidated net worth as of the last day of the fiscal year and the calculated minimum amount of net worth prior to the last day of the fiscal year. As of December 31, 2004, the Company was in compliance with these covenants.

For the year ended December 31, 2004, there were no borrowings under tranche one of the Group Credit Facility. During the year ended December 31, 2004, there was $66.0 million used of the $500 million available for tranche two standby letters of credit. See Note 7.

Effective October 10, 2003, Holdings entered into a new three year, $150.0 million senior revolving credit facility with a syndicate of lenders, replacing the December 21, 1999, three year senior revolving credit facility, which expired on December 19, 2003. Both the October 10, 2003 and December 21, 1999 senior revolving credit agreements, which have similar terms, are referred to as “Holdings Credit Facility”. Wachovia Bank is the administrative agent for the Holdings Credit Facility. The Holdings Credit Facility is used for liquidity and general corporate purposes. The Holdings Credit Facility provides for the borrowing of up to $150.0 million with interest at a rate selected by Holdings equal to either, (1) the Base Rate (as defined below) or (2) an adjusted LIBOR plus a margin. The Base Rate is the higher of the rate of interest established by Wachovia Bank from time to time as its prime rate or the Federal Funds rate in each case plus 0.5% per annum. The amount of margin and the fees payable for the Holdings Credit Facility depends upon Holdings’ senior unsecured debt rating.

The Holdings Credit Facility requires Holdings to maintain a debt to capital ratio of not greater than 0.35 to 1, Holdings to maintain a minimum interest coverage ratio of 2.5 to 1 and Everest Re to maintain its statutory surplus at $1.0 billion plus 25% of future aggregate net income and 25% of future aggregate capital contributions. As of December 31, 2004, the Company was in compliance with these covenants.

During the year ended December 31, 2004, there were payments made of $70.0 million and there were no incremental borrowings made under the Holdings Credit Facility. During the year ended December 31, 2003, there were no payments made and no incremental borrowings under the Holdings Credit Facility. During the year ended December 31, 2002, there were payments made of $80 million and new Holdings Credit Facility borrowings of $45 million. As of December 31, 2004 and 2003, there were outstanding Holdings Credit Facility borrowings of $0.0 million and $70.0 million, respectively. Interest expense incurred in connection with these borrowings was $1.2 million, $1.4 million and $3.5 million for the years ended December 31, 2004, 2003 and 2002, respectively.

5. SENIOR NOTES

On October 12, 2004, Holdings completed a public offering of $250.0 million principal amount of 5.40% senior notes due October 15, 2014. On March 14, 2000, Holdings completed public offerings of $200.0 million principal amount of 8.75% senior notes due March 15, 2010 and $250.0 million principal amount of 8.50% senior notes due March 15, 2005. Interest expense incurred in connection with these senior notes was $42.0 million, $38.9 million and $38.9 million for the years ended December 31, 2004, 2003 and 2002, respectively. Market value, which is based on quoted market price at December 31, 2004 was $250.3 million for the 5.4% senior notes, $236.7 million for the 8.75% senior notes and $252.7 million for the 8.5% senior notes.

6. JUNIOR SUBORDINATED DEBT SECURITIES PAYABLE

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

Fair value, which is primarily based on quoted market price of the related trust preferred securities at December, 31 2004 was $238.8 million for the 7.85% junior subordinated debt securities and $309.9 million for the 6.20% junior subordinated debt securities.

Interest expense incurred in connection with these junior subordinated notes was $32.4 million, $17.0 million and $2.2 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Capital Trust and Capital Trust II are wholly owned finance subsidiaries of Holdings.

Holdings considers that the mechanisms and obligations relating to the trust preferred securities, taken together, constitute a full and unconditional guarantee by Holdings of Capital Trust and Capital Trust II’s payment obligations with respect to their respective trust preferred securities.

There are certain regulatory and contractual restrictions on the ability of Holdings’ operating subsidiaries to transfer funds to Holdings in the form of cash dividends, loans or advances. The insurance laws of the State of Delaware, where Holdings’ direct insurance subsidiaries are domiciled, require regulatory approval before those subsidiaries can pay dividends or make loans or advances to Holdings that exceed certain statutory thresholds. In addition, the terms of Holdings’ Credit Facility require Everest Re, Holdings’ principal insurance subsidiary, to maintain a certain statutory surplus level as measured at the end of each fiscal year. At December 31, 2004, $1,901.0 million of the $2,565.0 million in net assets of Holdings’ consolidated subsidiaries were subject to the foregoing regulatory restrictions.

7. LETTERS OF CREDIT

The Company has arrangements available for the issuance of letters of credit, which letters are generally collateralized by the Company’s cash and investments. Citibank is a bilateral agreement, while the Wachovia Syndicated Facility is a syndicate of lenders (see Note 4, tranche two of the Group Credit Facility), with Wachovia acting as administrative agent. Under similar arrangements, at December 31, 2004 and 2003, letters of credit for $350.9 million and $246.2 million, respectively, were issued and outstanding, generally supporting reinsurance provided by the Company’s non-U.S. operations. The following table summarizes the Company’s letters of credit as of December 31, 2004. All dollar amounts are in thousands.

Bank		Commitment		In Use		Year of Expiry

Citibank			$300,000		$11,661 10,975 3,843 158,100 88,760 11,528	08/31/2005 12/31/2005 01/28/2006 12/31/2006 12/31/2007 12/31/2008

Total Citibank Agreement					$284,867

Wachovia Syndicated Facility	Tranche 1 Tranche 2	$ $	250,000 500,000	$	- 1,750 1,289 46,725 16,285	- 10/31/2005 11/03/2005 11/13/2005 12/31/2005

Total Wachovia Syndicated Facility					$66,049

Total letters of credit					$350,916

8. TRUST AGREEMENTS

Certain subsidiaries of the Company, principally Bermuda Re, a Bermuda insurance company and direct subsidiary of Group, have established trust agreements as security for assumed losses payable of certain non-affiliated ceding companies, which effectively use Company investments as collateral. At December 31, 2004, the total amount on deposit in trust accounts was $188.9 million.

9. OPERATING LEASE AGREEMENTS

The future minimum rental commitments, exclusive of cost escalation clauses, at December 31, 2004 for all of the Company’s operating leases with remaining non-cancelable terms in excess of one year are as follows:

(Dollars in thousands)
2005	$5,672
2006	5,702
2007	5,641
2008	5,188
2009	4,903
Thereafter	6,664

Net commitments	$33,770

All of these leases, the expiration terms of which range from 2005 to 2013, are for the rental of office space. Rental expense, net of sublease rental income, was $7.6 million, $6.8 million and $6.7 million for 2004, 2003 and 2002, respectively.

10. INCOME TAXES

Under current Bermuda law, no income or capital gains taxes are imposed on Group and its Bermuda subsidiaries. The Minister of Finance of Bermuda has also assured Group and its Bermuda subsidiaries that, pursuant to The Exempted Undertakings Tax Protection Act of 1966, they will be exempt until 2016 from any such taxes imposed in the future. No tax is imposed on capital gains. Through 2004, Group was registered in Barbados as an external company and licensed as an international business company. This provided Group with certain tax benefits, including a preferred rate of corporation tax on profits and gains in Barbados and exemption from withholding tax on dividend payments.

All the income of the U.S. subsidiaries is subject to the applicable federal, foreign, state and local taxes on corporations. Additionally, the income of foreign branches of the Company’s insurance operating companies, in particular the UK branch of Bermuda Re, is subject to various income taxes. The provision for income taxes in the consolidated statement of income has been determined by reference to the individual income of each entity and the respective applicable tax laws. It reflects the permanent differences between financial and taxable income relevant to each entity. The significant components of the provision are as follows:

	Years Ended December 31,

(Dollars in thousands)	2004	2003	2002

Current tax:
U.S	$45,913	$106,950	$12,717
Foreign	50,359	7,359	12,317

Total current tax	96,272	114,309	25,034
Total deferred U.S. tax (benefit) expense	(31,419)	(49,124)	5,707

Total income tax expense	$64,853	$65,185	$30,741

The weighted average expected tax provision has been calculated using the pre-tax income (loss) in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. Reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate for the years ended December 31, 2004 and 2003 is provided below:

	Years Ended December 31,

(Dollars in thousands)	2004	2003

Expected tax provision at weighted average rate	$130,173	$94,896
Increase (reduction) in taxes resulting from:
Tax exempt income	(53,717)	(43,885)
Disallowed expenses	5,133	216
Sale of UK Branch	(20,088)	-
Other	3,352	13,958

Total income tax provision	$64,853	$65,185

Deferred income taxes reflect the tax effect of the temporary differences between the value of assets and liabilities for financial statement purposes and such values as measured by the UK and U.S. tax laws and regulations. The principal items making up the net deferred income tax asset are as follows:

	Years Ended December 31,

(Dollars in thousands)	2004	2003

Deferred tax assets:
Reserve for losses and LAE	$243,817	$211,220
Unearned premium reserve	70,812	70,273
Impairments	1,688	16,838
Deferred compensation	5,886	7,597
Capital loss carryforward	-	1,109
Sale of UK Branch	9,543	-
Net operating loss and foreign tax credit carryforwards	48,727	21,899
Other assets	21,601	16,401

Total deferred tax assets	402,074	345,337

Deferred tax liabilities:
Deferred acquisition costs	71,293	76,821
Investments	8,529	4,838
Net unrealized appreciation of investments	125,505	111,130
Foreign currency translation	28,697	6,291
Other liabilities	8,176	986

Total deferred tax liabilities	242,200	200,066

Net deferred tax assets	$159,874	$145,271

Management believes that it is more likely than not that the Company will realize the benefits of its net deferred tax assets and, accordingly, no valuation allowance has been recorded for the periods presented.

Tax benefits of $8.4 million and $3.5 million related to compensation expense deductions for stock options exercised in 2004 and 2003, respectively, are reflected in the change in shareholders’ equity in “additional paid in capital”.

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

The Company considers purchasing corporate level retrocessional protection covering the potential accumulation of exposures. Such consideration includes balancing the underlying exposures against the availability of cost-effective retrocessional protection. For years ended December 31, 1999, 2000 and 2001, the Company purchased accident year aggregate excess of loss retrocession coverage that provided up to $175.0 million of coverage for each year. These excess of loss policies provided coverage if Everest Re’s consolidated statutory basis accident year loss ratio exceeded a loss ratio attachment point for each year of coverage. The attachment point was net of inuring reinsurance and included adjustable premium provisions that effectively caused the Company to offset, on a pre-tax income basis up to approximately 57% of such ceded losses. The maximum recovery for each year is $175.0 million before giving effect to the adjustable premium. During 2002 and 2003, the Company ceded $90.0 million and $85.0 million of losses, respectively, to the 2000 cover, effectively reducing the limit available under the contract to $0.0 million. During 2002, the Company ceded $11.0 million of losses to the 2001 cover, reducing the limit available under the contract to $0.0 million. The Company did not purchase similar coverage subsequent to December 31, 2001.

In addition, the Company had coverage under an aggregate excess of loss reinsurance agreement provided by Prupac, a wholly-owned subsidiary of The Prudential, in connection with the Company’s acquisition of Mt. McKinley in September 2000. This agreement covers 80% or $160 million of the first $200 million of any adverse loss reserve development on the carried reserves of Mt. McKinley at the date of acquisition and reimburses the Company as such losses are paid by the Company. There were $160.0 million of cessions under this reinsurance at December 31, 2003, reducing the limit available under the contract to $0.0 million. On October 31, 2003, LM completed its purchase of Prupac and its obligations from The Prudential. The Prudential continues to guarantee LM’s obligation under this agreement.

Premiums written and earned are comprised of the following:

	Years Ended December 31,

(Dollars in thousands)	2004	2003	2002

Written premiums:
Direct	$1,293,545	$1,223,841	$864,335
Assumed	3,410,589	3,349,961	1,982,166
Ceded	(172,646)	(258,413)	(208,881)

Net written premiums	$4,531,488	$4,315,389	$2,637,620

Premiums earned:
Direct	$1,181,278	$1,021,881	$672,823
Assumed	3,430,270	2,939,510	1,793,461
Ceded	(186,466)	(223,540)	(192,607)

Net premiums earned	$4,425,082	$3,737,851	$2,273,677

The amounts deducted from losses and LAE incurred for net reinsurance recoveries were $141.0 million, $278.4 million and $287.7 million for the years ended December 31, 2004, 2003 and 2002, respectively.

As of December 31, 2004, the Company carried as an asset $1,210.8 million in reinsurance receivables with respect to losses ceded. Of this amount, $405.0 million, or 33.4%, was receivable from subsidiaries of London Life, $160.0 million, or 13.2%, was receivable from LM, $132.5 million, or 10.9%, was receivable from Transatlantic, and $100.0 million, or 8.3%, was receivable from Continental. As of December 31, 2003, the Company carried an asset $1,284.1 million in reinsurance receivables with respect to losses ceded. Of this amount, $494.5 million, or 38.5%, was receivable from subsidiaries of London Life, $160.0 million, or 12.5%, was receivable from LM, $145.0 million, or 11.3%, was receivable from Continental and $96.7 million, or 7.5%, was receivable from Transatlantic. No other retrocessionaire accounted for more than 5% of the Company’s receivables.

The Company’s arrangements with London Life and Continental are managed on a funds held basis, which means that the Company has not released premium payments to the retrocessionaire but rather retains such payments to secure obligations of the retrocessionaire, records them as a liability, credits interest on the balances at a stated contractual rate and reduces the liability account as payments become due. As of December 31, 2004, such funds had reduced the Company’s net exposure to London Life to $184.1 million, effectively 100% of which has been secured by letters of credit, and its exposure to Continental to $43.7 million. As of December 31, 2003, such funds had reduced the Company’s net exposure to London Life to $204.9 million, effectively 100% of which had been secured by letters of credit, and its exposure to Continental to $53.3 million. LM’s obligations are guaranteed by The Prudential.

12. COMPREHENSIVE INCOME

The components of comprehensive income for the periods ended December 31, 2004, 2003 and 2002 are shown in the following table:

(Dollars in thousands)	2004	2003	2002

Net income	$494,858	$426,028	$231,303

Other comprehensive income, before tax:
Foreign currency translation adjustments	26,610	33,524	5,346
Unrealized gains on securities
arising during the period	129,705	30,108	85,897
Less: reclassification adjustment for
realized (gains) losses included in net income	(89,614)	38,026	50,043

Other comprehensive income, before tax	66,701	101,658	141,286

Income tax expense related to
items of other comprehensive income:
Tax expense
from foreign currency translation	3,665	11,350	1,883
Tax expense from unrealized
gains arising during the period	34,474	23,764	13,146
Tax expense (benefit) from realized
(gains) losses included in net income	20,098	(8,009)	(18,595)

Income tax expense related to
items of other comprehensive income:	18,041	43,123	33,624
Other comprehensive income, net of tax	48,660	58,535	107,662

Comprehensive income	$543,518	$484,563	$338,965

The following table shows the components of the change in accumulated other comprehensive income for the years ended December 31, 2004 and 2003.

(Dollars in thousands)	2004		2003

Beginning balance of accumulated
other comprehensive income		$280,077		$221,542

Beginning balance of foreign
currency translation adjustments	$13,453		$(8,721)
Current period change in foreign
currency translation adjustments	22,945	22,945	22,174	22,174

Ending balance of foreign
currency translation adjustments	36,398		13,453

Beginning balance of
unrealized gains on securities	266,624		230,263
Current period change
in unrealized gains on securities	25,715	25,715	36,361	36,361

Ending balance of unrealized
gains on securities	$292,339		$266,624

Current period change in accumulated
other comprehensive income		48,660		58,535

Ending balance of accumulated
other comprehensive income		$328,737		$280,077

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

Although not required to make contributions under Internal Revenue Service guidelines, the Company contributed $3.3 million and $1.5 million to the qualified and non-qualified plans, respectively, in 2004 and $7.7 million and $1.2 million to the qualified and non-qualified plans, respectively, in 2003. Pension expense for the Company’s plans for the years ended December 31, 2004, 2003 and 2002 were $4.8 million, $3.7 million and $3.6 million, respectively.

The following table summarizes the status of these plans for the periods indicated:

	Years Ended December 31,

(Dollars in thousands)	2004	2003

Change in projected benefit obligation:
Benefit obligation at beginning of year	$50,773	$39,796
Service cost	3,273	2,295
Interest cost	3,397	2,692
Actuarial gain	9,410	6,331
Plan change	-	190
Administrative expenses paid	(338)	(219)
Benefits paid	(351)	(312)

Benefit obligation at end of year	66,164	50,773

Change in plan assets:
Fair value of plan assets at beginning of year	37,564	23,344
Actual return on plan assets	4,487	5,794
Actual contributions during the year	4,793	8,957
Administrative expenses paid	(338)	(219)
Benefits paid	(351)	(312)

Fair value of plan assets at end of year	46,155	37,564

Funded status	(20,009)	(13,209)
Unrecognized prior service cost	747	874
Unrecognized net loss	20,576	13,652

Net amount recognized	$1,314	$1,317

Plan assets are comprised of shares in investment trusts with approximately 68% and approximately 32% of the underlying assets consisting of equity securities and fixed maturities, respectively.

Net periodic pension cost included the following components for the periods indicated:

	Years Ended December 31,

(Dollars in thousands)	2004	2003	2002

Service cost	$3,273	$2,295	$1,877
Interest cost	3,397	2,692	2,376
Expected return on assets	(3,358)	(2,082)	(1,861)
Amortization of net loss from earlier periods	1,357	705	275
Amortization of unrecognized prior service cost	127	127	898

Net periodic pension cost	$4,796	$3,737	$3,565

The weighted average discount rates used to determine the actuarial present value of the projected benefit obligation for 2004, 2003 and 2002 were 5.75%, 6.0% and 6.75%, respectively. The rate of compensation increase used to determine the actuarial present value of the projected benefit obligation for 2004, 2003 and 2002 was 4.50%. The expected long-term rate of return on plan assets for 2004, 2003 and 2002 was 9.0%.

Amounts recognized in the statement of financial position consist of for the periods indicated:

	Pension Benefits

	2004	2003

Prepaid benefit cost	$1,538	$1,538
Accrued benefit cost	(224)	(221)
Intangible assets	747	245
Accumulated other comprehensive income	(747)	(245)

Net amount recognized	$1,314	$1,317

The Company also maintains both qualified and non-qualified defined contribution plans (“Savings Plan” and “Non-Qualified Savings Plan”, respectively) covering U.S. employees. Under the plans, the Company contributes up to a maximum 3% of the participants’ compensation based on the contribution percentage of the employee. The Non-Qualified Savings Plan provides compensating savings plan benefits for participants whose benefits have been curtailed under the Savings Plan due to Internal Revenue Code limitations. The Company’s incurred expenses related to these plans were $1.0 million, $0.8 million and $0.7 million for 2004, 2003 and 2002, respectively.

In addition, the Company maintains several defined contribution pension plans covering non-U.S. employees. Each non-U.S. office (Canada, London, Belgium, Singapore and Bermuda) maintains a separate plan for the non-U.S. employees working in that location. The Company contributes various amounts based on salary, age, and/or years of service. The contributions as a percentage of salary for the branch offices range from 2% to 10%. The contributions are generally used to purchase pension benefits from local insurance providers. The Company’s incurred expenses related to these plans were $0.4 million for 2004, 2003 and 2002.

The following table summarizes the Accumulated Benefit Obligation for years ended December 31, 2004, and 2003, respectively.

	Pension Plan	Supplemental Plan	Total

Accumulated Benefit Obligation- 2004	39,247,669	9,652,519	48,900,188
Accumulated Benefit Obligation- 2003	30,762,256	6,310,955	37,073,211

The asset allocation percentages for the qualified and non-qualified benefit plans at December 31, 2004 and 2003, by asset category are as follows:

	Qualified Benefit Plan				Non-Qualified Benefit Plan

Asset Category:	2	004	2	003	2	004	2	003

Equity securities		67.88%		70.59%		67.75%		71.01%
Debt securities		31.36%		28.66%		31.76%		28.59%
Other		0.76%		0.75%		0.49%		0.40%

Total		100.00%		100.00%		100.00%		100.00%

The Company engages a third party investment administrator to manage the qualified and non-qualified plan for its U.S. employees. The assets in both plans consist of debt and equity mutual funds. Due to the long term nature of the plans, the target asset allocation for each plan consists of 68% equities and 32% bonds.

The Company expects to contribute approximately $3.5 million and $1.3 million in 2005 to the qualified and non-qualified plan, respectively.

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

A health care inflation rate for pre-medicare claims of 11% in 2004 was assumed to change to 10% in 2005; and then decrease one percentage point annually to 5% in 2010, and then remain at that level.

A health care inflation rate for post-medicare claims of 7% in 2004, was assumed to change to 6% in 2005; and then decrease one percentage point annually to 5% in 2006, and then remain at that level.

Changes in the assumed health care cost trend can have a significant effect on the amounts reported for the health care plans. A one percent change in the rate would have the following effects on:

(Dollars in thousands)	Percentage Point Increase ($ Impact)	Percentage Point Decrease ($ Impact)

a. Effect on total service and interest cost components	$193	$(149)
b. Effect on accumulated postretirement	$1,479	$(1,169)

Benefit expense for this plan for the year ended December 31, 2004, 2003 and 2002 was $0.8 million, $0.7 million and $0.6 million, respectively.

The following table summarizes the status of this plan for the periods indicated:

	Years Ended December 31,

(Dollars in thousands)	2004	2003

Change in projected benefit obligation:
Benefit obligation at beginning of year	$6,870	$4,272
Service cost	419	372
Interest cost	363	358
Assumption change	308	867
Liability (gain) loss	(308)	186
Actuarial (gain) loss	(509)	833
Benefits paid	(32)	(18)

Benefit obligation at end of year	7,111	6,870

Funded status	(7,111)	(6,870)
Unrecognized net loss	1,133	1,659

(Accrued) postretirement benefit cost	$(5,978)	$(5,211)

Net periodic cost included the following components for the periods indicated:

	Years Ended December 31,

(Dollars in thousands)	2004	2003	2002

Service cost	$419	$372	$327
Interest cost	363	358	294
Net loss recognition	17	20	-

Net periodic cost	$799	$750	$621

The following table summarizes the Accumulated Benefit Obligation for the years ended December 31, 2004 and 2003, respectively.

Post Retirement Plan

Accumulated Benefit Obligation- 2004	7,111,438
Accumulated Benefit Obligation- 2003	6,870,054

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

Delaware law provides that an insurance company which is a member of an insurance holding company system and is domiciled in the state shall not pay dividends without giving prior notice to the Insurance Commissioner of Delaware and may not pay dividends without the approval of the Insurance Commissioner if the value of the proposed dividend, together with all other dividends and distributions made in the preceding twelve months, exceeds the greater of (1) 10% of statutory surplus or (2) net income, not including realized capital gains, each as reported in the prior year’s statutory annual statement. In addition, no dividend may be paid in excess of unassigned earned surplus. At December 31, 2004, Everest Re had $209.3 million available for payment of dividends in 2005 without prior regulatory approval.

B. Statutory Financial Information
Everest Re prepares its statutory financial statements in accordance with accounting practices prescribed or permitted by the National Association of Insurance Commissioners (“NAIC”) and the Delaware Insurance Department. Prescribed statutory accounting practices are set forth in the NAIC Accounting Practices and Procedures Manual. The capital and statutory surplus of Everest Re was $2,093.2 million (unaudited) and $1,715.5 million at December 31, 2004 and 2003, respectively. The statutory net income of Everest Re was $175.8 million (unaudited), $164.6 million and $77.6 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Bermuda Re prepares its statutory financial statements in conformity with the accounting principles set forth in Bermuda in The Insurance Act 1978, amendments thereto and related regulations. The statutory capital and surplus of Bermuda Re was $1,471.2 million (unaudited) and $1,222.3 million at December 31, 2004 and 2003, respectively. The statutory net income of Bermuda Re was $241.6 million (unaudited), $128.9 million and $67.5 million for the years ended December 31, 2004, 2003, and 2002 respectively.

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

In 1993 and prior, the Company had a business arrangement with The Prudential wherein, for a fee, the Company accepted settled claim payment obligations of certain property and casualty insurers, and, concurrently, became the owner of the annuity or assignee of the annuity proceeds funded by the property and casualty insurers specifically to fulfill these fully settled obligations. In these circumstances, the Company would be liable if The

Prudential, which has an A+ (Superior) financial strength rating from A.M. Best Company (“A.M. Best”), were unable to make the annuity payments. The estimated cost to replace all such annuities for which the Company was contingently liable at December 31, 2004 and 2003 was $156.0 million and $153.8 million, respectively.

Prior to its 1995 initial public offering, the Company had purchased annuities from an unaffiliated life insurance company with an A+ (Superior) financial strength rating from A.M. Best to settle certain claim liabilities of the Company. Should the life insurance company become unable to make the annuity payments, the Company would be liable for those claim liabilities. The estimated cost to replace such annuities at December 31, 2004 and 2003 was $17.4 million and $16.0 million respectively.

16. STOCK BASED COMPENSATION PLANS

The Company has a 2002 Stock Incentive Plan (“2002 Employee Plan”), a 1995 Stock Incentive Plan (“1995 Employee Plan”), a 2003 Non-Employee Director Equity Compensation Plan (“2003 Director Plan”), a 1995 Stock Option Plan for Non-Employee Directors (“1995 Director Plan”) and has awarded options to non-employee directors in Board actions in 2001, 2000 and 1999. In 2002 the Company implemented FAS No. 123, and related interpretations in accounting for these plans and Board actions. Accordingly, option compensation expense of $3.3 million, $2.0 million and $0.6 million have been recognized in the accompanying consolidated financial statements for years ended December 31, 2004, 2003 and 2002, respectively, for stock options granted under the 2002 Employee Plan, the 1995 Employee Plan, the 2003 Director Plan and the 1995 Director Plan.

A summary of the status of the Company’s shareholder approved and non-approved plans as of December 31, 2004, 2003 and 2002 and changes during the years then ended is presented in the following table:

Compensation Plans Approved by Shareholders:

	2004		2003		2002

	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Outstanding,
beginning of year	2,373,409	$45.41	2,407,524	$41.23	2,038,474	$37.52
Granted	435,500	74.36	250,956	73.47	477,000	55.66
Exercised	461,075	29.63	243,071	32.67	58,850	29.58
Forfeited	29,300	58.43	42,000	50.01	49,100	38.26

Outstanding,
end of year	2,318,534	$53.82	2,373,409	$45.41	2,407,524	$41.23

Options exercisable
at year-end	1,156,921		1,248,333		1,092,879

Weighted-average
fair value of
options exercisable
at year-end		$43.88		$37.20		$35.72

Under the 2003 Director Plan, 500,000 common shares have been authorized to be granted as stock options or stock awards to non-employee directors of the Company. At December 31, 2004, there were 487,500 remaining shares available to be granted under the 2003 Director Plan. Under the 2002, Employee Plan 4,000,000 common shares have been authorized to be granted as stock options, stock awards or restricted stock awards to officers and key employees of the Company. At December 31, 2004, there were 2,731,350 remaining shares available to be granted under the 2002 Employee Plan. Under the 1995 Director Plan, a total of 50,000 common shares have been authorized to be granted as stock options to non-employee directors of the Company. At December 31, 2004, there were 37,439 remaining shares available to be granted under the 1995 Director Plan. The 2002 Employee Plan replaced the 1995 Employee Plan; therefore, no further awards will be granted under the 1995 Employee Plan.

Compensation Plans Not Approved by Shareholders:

	2004		2003		2002

	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Outstanding,
beginning of year	96,000	$36.22	96,000	$36.22	96,000	$36.22
Granted	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Forfeited	-	-	-	-	-	-

Outstanding,
end of year	96,000	$36.22	96,000	$36.22	96,000	$36.22

Options exercisable
at year-end	96,000		82,680		59,333

Weighted-average
fair value of
options exercisable
at year-end		$36.22		$34.32		$32.76

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

The following table summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding at 12/31/04	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at 12/31/04	Weighted- Average Exercise Price

$15.78 - $23.66	19,432	0.9	$18.08	19,432	$18.08
$23.66 - $31.55	362,126	4.6	$27.37	298,416	$27.80
$31.55 - $39.44	408,620	3.3	$38.25	408,620	$38.25
$39.44 - $47.33	3,500	5.7	$46.09	1,500	$46.09
$47.33 - $55.21	314,200	6.7	$48.01	190,900	$48.01
$55.21 - $63.10	435,300	7.7	$55.60	163,500	$55.60
$63.10 - $70.99	217,206	6.4	$66.53	126,403	$66.41
$70.99 - $78.88	654,150	9.4	$74.11	44,150	$73.62

	2,414,534	6.6	$53.12	1,252,921	$43.29

In addition to the 2002 Employee Plan, the 1995 Employee Plan, the 2003 Director Plan and the 1995 Director Plan, Group issued 2,283 common shares in 2004, 1,312 common shares in 2003 and 2,248 common shares in 2002 to the Company’s non-employee directors as compensation for their service as directors in 2004, 2003 and 2002, respectively. These issuances had aggregate values of $185,000, $100,000 and $145,000, respectively.

Since its 1995 initial public offering, the Company has issued to certain key employees of the Company 181,500 restricted shares of stock, of which 19,960 restricted shares have been cancelled. Upon issuance of restricted shares, unearned compensation is charged to shareholders’ equity for the cost of the restricted stock and is amortized over the vesting period. The amount of earned compensation recognized as expense with respect to restricted stock awards was $1,316,224, $382,835 and $41,708 for 2004, 2003 and 2002, respectively. The Company acquired 5,100; 563 and 488 common shares at a cost of $380,809, $42,449 and $26,882 in 2004, 2003 and 2002, respectively, from employees who chose to pay required withholding taxes with shares exercised under the stock option grants or restricted shares, which became unrestricted. The Company acquired 604 common shares at a cost of $49,999 in 2003 from a non-employee director who chose to pay the option exercise price with shares. Also in 2004, 2003 and 2002, the Company recorded contributions of paid in capital in the amount of $8.4 million, $3.5 million and $0.7 million, respectively, representing the tax benefits attributable to the difference between the amount of compensation expense deductible for tax purposes with respect to the stock awards and the amount of such compensation expense reflected in the Company’s financial statements.

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

18. SEGMENT REPORTING

The Company, through its subsidiaries, operates in five segments: U.S. Reinsurance, U.S. Insurance, Specialty Underwriting, International and Bermuda. The U.S. Reinsurance operation writes property and casualty reinsurance, on both a treaty and facultative basis, through reinsurance brokers, as well as directly with ceding companies within the U.S. The U.S. Insurance operation writes property and casualty insurance primarily through general agent relationships and surplus lines brokers within the U.S. The Specialty Underwriting operation writes accident and health (“A&H”), marine, aviation and surety business within the U.S. and worldwide through brokers and directly with ceding companies. The International operation writes property and casualty reinsurance through Everest Re’s branches in Canada and Singapore, in addition to foreign business written through Everest Re’s Miami and New Jersey offices. The Bermuda operation provides reinsurance and insurance to worldwide property and casualty markets and reinsurance to life insurers through brokers and directly with ceding companies from its Bermuda office and reinsurance to the United Kingdom and European markets through its UK branch.

These segments are managed in a carefully coordinated fashion with strong elements of central control, including with respect to capital, investments and support operations. As a result, management monitors and evaluates the financial performance of these operating segments based upon their underwriting gain (loss) or underwriting results. Underwriting results include earned premium less losses and LAE incurred, commission and brokerage expenses and other underwriting expenses. The Company utilizes inter-affiliate reinsurance, but such reinsurance generally does not impact segment results, as business is generally reported within the segment in which the business was first produced. The accounting policies of the operating segments are generally the same as those described in Note 1K, Summary of Significant Accounting Policies.

The Company does not maintain separate balance sheet data for its operating segments. Accordingly, the Company does not review and evaluate the financial results of its operating segments based upon balance sheet data.

Effective January 1, 2004, Everest Re sold its United Kingdom branch to Bermuda Re, a Bermuda insurance company and direct subsidiary of Group. Business for this branch was previously included in the International segment and is now included in the Bermuda segment. Due to the sale and in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“FAS 131”), the Company restated the International and Bermuda segments for the years ended December 31, 2003 and 2002 to conform to December 31, 2004 segment reporting.

The following tables present the relevant underwriting results for the operating segments for the three years ended December 31:

	U.S. Reinsurance
(Dollars in thousands)	2004	2003	2002

Gross written premiums	$1,478,159	$1,752,302	$894,555
Net written premiums	1,468,466	1,687,333	834,234
Premiums earned	$1,473,545	$1,423,841	$726,352
Incurred losses and loss adjustment expenses	1,168,563	1,059,087	535,950
Commission and brokerage	373,581	350,641	182,558
Other underwriting expenses	23,390	21,670	18,876

Underwriting loss	$(91,989)	$(7,557)	$(11,032)

	U.S. Insurance
(Dollars in thousands)	2004	2003	2002

Gross written premiums	$1,167,808	$1,069,527	$821,442
Net written premiums	1,019,716	923,147	705,313
Premiums earned	$937,576	$823,601	$573,081
Incurred losses and loss adjustment expenses	658,777	605,602	432,917
Commission and brokerage	130,380	146,782	122,806
Other underwriting expenses	44,834	38,569	25,802

Underwriting gain (loss)	$103,585	$32,648	$(8,444)

	Specialty Underwriting
(Dollars in thousands)	2004	2003	2002

Gross written premiums	$487,072	$502,888	$488,583
Net written premiums	470,571	498,013	486,979
Premiums earned	$459,284	$468,932	$459,973
Incurred losses and loss adjustment expenses	302,010	295,397	313,352
Commission and brokerage	129,209	133,531	130,552
Other underwriting expenses	7,068	6,475	6,363

Underwriting gain	$20,997	$33,529	$9,706

	International
(Dollars in thousands)	2004	2003	2002

Gross written premiums	$687,657	$520,800	$364,476
Net written premiums	684,390	518,919	351,004
Premiums earned	$655,694	$461,607	$318,207
Incurred losses and loss adjustment expenses	419,101	267,707	184,490
Commission and brokerage	161,106	113,091	80,853
Other underwriting expenses	11,298	9,734	9,256

Underwriting gain	$64,189	$71,075	$43,608

	Bermuda
(Dollars in thousands)	2004	2003	2002

Gross written premiums	$883,439	$728,285	$277,445
Net written premiums	888,345	687,977	260,090
Premiums earned	$898,983	$559,870	$196,064
Incurred losses and loss adjustment expenses	742,688	372,403	162,673
Commission and brokerage	180,900	119,888	35,018
Other underwriting expenses	13,998	12,222	6,433

Underwriting (loss) gain	$(38,603)	$55,357	$(8,060)

The following table reconciles the underwriting results for the operating segments to income before tax as reported in the consolidated statements of operations and comprehensive income for the three years ended December 31:

(Dollars in thousands)	2004	2003	2002

Underwriting gain	$58,179	$185,052	$25,778
Net investment income	495,908	402,610	350,668
Realized gain (loss)	89,614	(38,026)	(50,043)
Net derivative (expense) income	(2,660)	5,851	(14,509)
Corporate expenses	(6,532)	(5,953)	(3,186)
Interest expense	(75,539)	(57,288)	(44,573)
Other income (expense)	741	(1,033)	(2,091)

Income before taxes	$559,711	$491,213	$262,044

The Company produces business in its U.S., Bermuda and international operations. The net income and assets of the individual foreign countries in which the Company writes business are not identifiable in the Company’s financial records. The largest country, other than the U.S., in which the Company writes business is the United Kingdom, with $346.6 million of written premium for the year ended December 31, 2004. No other country represented more than 5% of the Company’s revenues.

Approximately 16.9%, 13.1% and 15.9% of the Company’s gross written premiums in 2004, 2003 and 2002, respectively, were sourced through the Company’s largest intermediary.

19. UNAUDITED QUARTERLY FINANCIAL DATA

Summarized quarterly financial data for the periods ended were as follows:

(Dollars in thousands, except per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

2004 Operating data:
Gross written premiums	$1,224,893	$1,085,604	$1,217,191	$1,176,446
Net written premiums	1,177,950	1,050,855	1,179,748	1,122,935
Premiums earned	1,055,065	1,004,258	1,139,862	1,225,897
Net investment income	100,897	136,845	123,784	134,382
Net realized
capital (loss) gain	(34,908)	116,681	10,125	(2,284)
Total claims and
underwriting expenses	957,905	918,768	1,236,387	1,260,375
Net income	$126,101	$263,967	$11,463	$93,327

Net income per
common share - basic	$2.26	$4.72	$0.20	$1.67
Net income per
common share - diluted	$2.22	$4.64	$0.20	$1.64
2003 Operating data:
Gross written premiums	$1,001,840	$1,068,733	$1,239,597	$1,263,636
Net written premiums	951,933	988,427	1,183,707	1,191,328
Premiums earned	744,870	851,988	1,046,353	1,094,640
Net investment income	93,505	102,187	100,411	106,507
Net realized
capital (loss) gain	(13,235)	1,747	(30,055)	3,517
Total claims and
underwriting expenses	696,140	813,371	993,735	1,055,506
Net income	$94,367	$109,555	$100,326	$121,780

Net income per
common share - basic	$1.85	$2.03	$1.81	$2.19
Net income per
common share - diluted	$1.83	$1.99	$1.77	$2.15

EVEREST RE GROUP, LTD.
SCHEDULE I — SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN RELATED PARTIES DECEMBER 31, 2004
Column A	Column B	Column C	Column D

(Dollars in thousands)	Cost	Market Value	Amount Shown In Balance Sheet

Fixed maturities-available for sale
Bonds:
U.S. government and government agencies	$184,070	$185,426	$185,426
State, municipalities and political subdivisions	3,281,442	3,439,322	3,439,322
Foreign government securities	921,498	952,098	952,098
Foreign corporate securities	542,121	564,863	564,863
Public utilities	316,626	329,891	329,891
All other corporate bonds	2,872,667	2,977,692	2,977,692
Mortgage pass-through securities	1,468,793	1,474,006	1,474,006
Redeemable preferred stock	22,400	23,874	23,874

Total fixed maturities-available for sale	9,609,617	9,947,172	9,947,172
Equity securities	571,717	650,871	650,871
Short-term investments	585,875	585,875	585,875
Other invested assets	160,188	161,324	161,324
Cash	184,930	184,930	184,930

Total investments and cash	$11,112,327	$11,530,172	$11,530,172

EVEREST RE GROUP, LTD.
SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT CONDENSED BALANCE SHEETS
	December 31,

(Dollars in thousands, except par value per share)	2004	2003

ASSETS
Fixed maturities - available for sale, at market value
(amortized cost: 2004, $148,219; 2003, $141,860)	$150,608	$144,091
Short-term investments	3,293	4,422
Cash	3,631	796
Investment in subsidiaries, at equity in the underlying net assets	3,551,812	3,011,083
Accrued investment income	1,485	1,491
Receivable from affiliate	2,819	2,429
Other assets	605	1,127

Total Assets	$3,714,253	$3,165,439

LIABILITIES
Due to affiliates	$560	$203
Other liabilities	1,175	336

Total liabilities	1,735	539

SHAREHOLDERS' EQUITY
Preferred shares, par value: $0.01; 50 million shares authorized;
no shares issued and outstanding	-	-
Common shares, par value: $0.01; 200 million shares authorized;
(2004) 56.2 million and (2003) 55.7 million issued	566	561
Additional paid-in capital	983,025	954,658
Unearned compensation	(7,108)	(5,257)
Accumulated other comprehensive income, net of deferred income
taxes of $135.6 million at 2004 and $117.5 million at 2003	328,737	280,077
Retained earnings	2,430,248	1,957,811
Treasury shares, at cost; 0.5 million shares (2004 and 2003)	(22,950)	(22,950)

Total shareholders' equity	3,712,518	3,164,900

Total liabilities and shareholders' equity	$3,714,253	$3,165,439

See notes to consolidated financial statements

EVEREST RE GROUP, LTD.
SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT CONDENSED STATEMENTS OF OPERATIONS
	Years Ended December 31,

(Dollars in thousands)	2004	2003	2002

REVENUES:
Net investment income	$33,576	$9,214	$13,570
Net realized capital gains	56	3,493	1,363
Other expense	(2,394)	(1,159)	(628)
Equity in undistributed change in retained earnings of subsidiaries	470,281	417,303	217,909

Total revenues	501,519	428,851	232,214

EXPENSES:
Other expenses	6,661	2,806	904

INCOME BEFORE TAXES	494,858	426,045	231,310
Income tax expense	-	17	7

NET INCOME	$494,858	$426,028	$231,303

See notes to consolidated financial statements

EVEREST RE GROUP, LTD.
SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT CONDENSED STATEMENTS OF CASHFLOWS
	Years Ended December 31,

(Dollars in thousands)	2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$494,858	$426,028	$231,303
Adjustments to reconcile net income to net cash provided
by operating activities:
Equity in undistributed change in retained earnings of subsidiaries	(470,281)	(417,303)	(217,909)
Increase (decrease) in other liabilities	840	(654)	141
Decrease in other assets	528	3,295	132
Increase in receivable from affiliates	(33)	(1,669)	(656)
Amortization of bond premium/(accrual of bond discount)	658	915	(252)
Realized capital gains	(56)	(3,493)	(1,363)
Non-cash compensation expense (benefit)	1,375	(4,917)	(225)

Net cash provided by operating activities	27,889	2,202	11,171

CASH FLOWS FROM INVESTING ACTIVITIES
Additional investment in subsidiaries	(21,876)	(300,000)	(350,000)
Proceeds from fixed maturities matured/called - available for sale	16,553	138,428	388,115
Cost of fixed maturities acquired - available for sale	(23,514)	(150,774)	(380,779)
Net sales (purchases) of short-term securities	1,129	(631)	(179)

Net cash (used in) investing activities	(27,708)	(312,977)	(342,843)

CASH FLOWS FROM FINANCING ACTIVITIES
Common shares issued during the period	25,146	330,885	347,893
Dividends paid to shareholders	(22,421)	(19,577)	(16,419)

Net cash provided by financing activities	2,725	311,308	331,474

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(71)	(80)	-

Net increase (decrease) in cash	2,835	453	(198)
Cash, beginning of period	796	343	541

Cash, end of period	$3,631	$796	$343

See notes to consolidated financial statements

EVEREST RE GROUP, LTD.
SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION
Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J

Geographic Area (Dollars in thousands)	Deferred Acquisition Costs	Reserve for Losses and Loss Adjustment Expenses	Unearned Premium Reserves	Premiums Earned	Net Investment Income	Incurred Loss and Loss Adjustment Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses	Net Written Premium

December 31, 2004
Domestic	$163,600	$5,379,732	$1,226,099	$2,870,405	$305,546	$2,129,350	$633,170	$81,824	$2,958,753
International	40,524	819,142	161,073	655,694	23,477	419,101	161,106	11,298	684,390
Bermuda	127,785	1,637,432	208,458	898,983	166,885	742,688	180,900	13,998	888,345

Total	$331,909	$7,836,306	$1,595,630	$4,425,082	$495,908	$3,291,139	$975,176	$107,120	$4,531,488

December 31, 2003
Domestic	$169,765	$4,402,636	$1,134,706	$2,716,374	$247,841	$1,960,086	$630,954	$72,667	$3,108,493
International	29,052	615,394	128,783	461,607	21,047	267,707	113,091	9,734	518,919
Bermuda	134,397	1,343,215	236,150	559,870	133,722	372,403	119,888	12,222	687,977

Total	$333,214	$6,361,245	$1,499,639	$3,737,851	$402,610	$2,600,196	$863,933	$94,623	$4,315,389

December 31, 2002
Domestic	$133,824	$3,481,424	$702,970	$1,759,406	$229,924	$1,282,219	$435,916	$54,227	$2,026,526
International	19,976	480,381	70,262	318,207	16,805	184,490	80,853	9,256	351,004
Bermuda	53,615	943,777	99,108	196,064	103,939	162,673	35,018	6,433	260,090

Total	$207,415	$4,905,582	$872,340	$2,273,677	$350,668	$1,629,382	$551,787	$69,916	$2,637,620

EVEREST RE GROUP, LTD.
SCHEDULE IV — REINSURANCE
Column A	Column B	Column C	Column D	Column E	Column F

(Dollars in thousands)	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Assumed to Net

December 31, 2004
Total property and liability insurance
premiums earned	$1,181,278	$186,466	$3,430,270	$4,425,082	77.5%
December 31, 2003
Total property and liability insurance
premiums earned	$1,021,881	$223,540	$2,939,510	$3,737,851	78.6%
December 31, 2002
Total property and liability insurance
premiums earned	$672,823	$192,607	$1,793,461	$2,273,677	78.9%