Form 10-Q
period 2005-03-31
EVEREST RE GROUP LTD
filed 2005-05-04
CIK 1095073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:	Commission file number:
March 31, 2005	1-15731

EVEREST RE GROUP, LTD.
(Exact name of registrant as specified in its charter)

Bermuda	98-0365432
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Wessex House - 2nd Floor
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

YES X	NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES X	NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Number of Shares Outstanding
Class	at May 2, 2005

Common Shares, $.01 par value	56,368,259

EVEREST RE GROUP, LTD.

Index To Form 10-Q

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements	Page

Consolidated Balance Sheets at March 31, 2005 (unaudited)
and December 31, 2004	3

Consolidated Statements of Operations and Comprehensive Income
for the three months ended March 31, 2005 and 2004 (unaudited)	4

Consolidated Statements of Changes in Shareholders’ Equity for the
three months ended March 31, 2005 and 2004 (unaudited)	5

Consolidated Statements of Cash Flows for the three months ended
March 31, 2005 and 2004 (unaudited)	6

Notes to Consolidated Interim Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operation	20

Item 3. Quantitative and Qualitative Disclosures About Market Risk	47

Item 4. Controls and Procedures	48

PART II

OTHER INFORMATION

Item 1. Legal Proceedings	49

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	50

Item 3. Defaults Upon Senior Securities	50

Item 4. Submission of Matters to a Vote of Security Holders	50

Item 5. Other Information	50

Item 6. Exhibits	50

EVEREST RE GROUP, LTD. CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value per share)	March 31, 2005	December 31, 2004

	(unaudited)
ASSETS:
Fixed maturities - available for sale, at market value
(amortized cost: 2005, $9,724,091; 2004, $9,609,617)	$9,917,731	$9,947,172
Equity securities, at market value (cost: 2005, $739,738; 2004, $571,717)	798,788	650,871
Short-term investments	428,532	585,875
Other invested assets (cost: 2005, $168,035; 2004, $160,188)	169,280	161,324
Cash	151,522	184,930

Total investments and cash	11,465,853	11,530,172
Accrued investment income	132,553	130,216
Premiums receivable	1,281,834	1,314,160
Reinsurance receivables	1,197,279	1,210,795
Funds held by reinsureds	200,618	195,944
Deferred acquisition costs	336,529	331,909
Prepaid reinsurance premiums	80,014	84,646
Deferred tax asset	209,626	159,874
Other assets	142,742	115,050

TOTAL ASSETS	$15,047,048	$15,072,766

LIABILITIES:
Reserve for losses and adjustment expenses	$7,972,242	$7,836,306
Future policy benefit reserve	149,833	152,179
Unearned premium reserve	1,596,512	1,595,630
Funds held under reinsurance treaties	250,531	282,472
Losses in the course of payment	49,757	19,069
Contingent commissions	243	2,509
Other net payable to reinsurers	52,029	47,462
Current federal income taxes	29,383	31,854
8.5% Senior notes due 3/15/2005	-	249,976
8.75% Senior notes due 3/15/2010	199,367	199,341
5.4% Senior notes due 10/15/2014	249,592	249,584
Junior subordinated debt securities payable	546,393	546,393
Accrued interest on debt and borrowings	9,229	16,426
Other liabilities	186,258	131,047

Total liabilities	11,291,369	11,360,248

Commitments and Contingencies (Note 5) SHAREHOLDERS' EQUITY:
Preferred shares, par value: $0.01; 50 million shares authorized;
no shares issued and outstanding	-	-
Common shares, par value: $0.01; 200 million shares authorized;
(2005) 56.4 million and (2004) 56.2 million issued	568	566
Additional paid-in capital	993,468	983,025
Unearned compensation	(6,664)	(7,108)
Accumulated other comprehensive income, net of deferred income taxes of
$96.8 million at 2005 and $135.6 million at 2004	200,112	328,737
Retained earnings	2,591,145	2,430,248
Treasury shares, at cost; 0.5 million shares (2005 and 2004)	(22,950)	(22,950)

Total shareholders' equity	3,755,679	3,712,518

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$15,047,048	$15,072,766

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD. CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
	Three Months Ended March 31,

(Dollars in thousands, except per share amounts)	2005	2004

	(unaudited)
REVENUES:
Premiums earned	$1,005,915	$1,055,065
Net investment income	132,886	100,897
Net realized capital gains (losses)	2,477	(34,908)
Net derivative expense	(1,221)	(3,752)
Other (expense) income	(5,390)	1,460

Total revenues	1,134,667	1,118,762

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	668,254	711,528
Commission, brokerage, taxes and fees	222,322	222,779
Other underwriting expenses	28,756	23,598
Interest expense on senior notes	12,235	9,736
Interest expense on junior subordinated debt	9,362	4,419
Interest expense on credit facility	110	324

Total claims and expenses	941,039	972,384

INCOME BEFORE TAXES	193,628	146,378
Income tax expense	26,533	20,277

NET INCOME	$167,095	$126,101

Other comprehensive (loss) income, net of tax	(128,625)	66,863

COMPREHENSIVE INCOME	$38,470	$192,964

PER SHARE DATA:
Average shares outstanding (000's)	56,141	55,771
Net income per common share - basic	$2.98	$2.26

Average diluted shares outstanding (000's)	57,076	56,834
Net income per common share - diluted	$2.93	$2.22

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
	Three Months Ended March 31,

(Dollars in thousands, except share amounts)	2005	2004

	(unaudited)
COMMON SHARES (shares outstanding):
Balance, beginning of period	56,177,902	55,677,044
Issued during the period, net	172,987	241,940

Balance, end of period	56,350,889	55,918,984

COMMON SHARES (par value):
Balance, beginning of period	$566	$561
Issued during the period, net	2	3

Balance, end of period	568	564

ADDITIONAL PAID IN CAPITAL:
Balance, beginning of period	983,025	954,658
Common shares issued during the period, net	10,443	12,041

Balance, end of period	993,468	966,699

UNEARNED COMPENSATION:
Balance, beginning of period	(7,108)	(5,257)
Net decrease during the period	444	286

Balance, end of period	(6,664)	(4,971)

ACCUMULATED OTHER COMPREHENSIVE INCOME,
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	328,737	280,077
Net (decrease) increase during the period	(128,625)	66,863

Balance, end of period	200,112	346,940

RETAINED EARNINGS:
Balance, beginning of period	2,430,248	1,957,811
Net income	167,095	126,101
Dividends declared ($0.11 per share in 2005,
and $0.10 per share in 2004)	(6,198)	(5,592)

Balance, end of period	2,591,145	2,078,320

TREASURY SHARES AT COST:
Balance, beginning of period	(22,950)	(22,950)
Treasury shares acquired during the period	-	-

Balance, end of period	(22,950)	(22,950)

TOTAL SHAREHOLDERS' EQUITY, END OF PERIOD	$3,755,679	$3,364,602

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD. CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended March 31,

(Dollars in thousands)	2005	2004

	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$167,095	$126,101
Adjustments to reconcile net income to net cash provided by
operating activities:
Decrease (increase) in premiums receivable	32,778	(136,084)
Increase in funds held by reinsureds, net	(37,082)	(57,767)
Decrease in reinsurance receivables	11,143	20,920
(Increase) decrease in deferred tax asset	(12,648)	2,410
Increase in reserve for losses and loss adjustment expenses	140,692	338,185
Decrease in future policy benefit reserve	(2,346)	(2,409)
Increase in unearned premiums	842	118,745
Increase (decrease) in other assets and liabilities	19,074	(52,129)
Non-cash compensation expense	444	286
Amortization of bond premium	7,644	6,431
Amortization of underwriting discount on senior notes	58	48
Realized capital (gains) losses	(2,477)	34,908

Net cash provided by operating activities	325,217	399,645

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale	123,015	168,786
Proceeds from fixed maturities sold - available for sale	120,270	512,887
Proceeds from equity securities sold	-	1,317
Proceeds from other invested assets sold	1,781	280
Cost of fixed maturities acquired - available for sale	(367,968)	(1,060,147)
Cost of equity securities acquired	(168,021)	(108,230)
Cost of other invested assets acquired	(6,417)	(289)
Net sales (purchases) of short-term securities	158,866	(427,798)
Net increase in unsettled securities transactions	31,174	101,155

Net cash used in investing activities	(107,300)	(812,039)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares issued during the period	10,445	12,044
Dividends paid to shareholders	(6,198)	(5,592)
Repayment of senior notes	(250,000)	-
Net proceeds from issuance of junior subordinated notes	-	319,997

Net cash (used in) provided by financing activities	(245,753)	326,449

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(5,572)	2,278

Net decrease in cash	(33,408)	(83,667)
Cash, beginning of period	184,930	184,859

Cash, end of period	$151,522	$101,192

SUPPLEMENTAL CASH FLOW INFORMATION
Cash transactions:
Income taxes paid, net	$36,890	$19,528
Interest paid	$28,847	$23,957
The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended March 31, 2005 and 2004

1. General

As used in this document, “Group” means Everest Re Group, Ltd.; “Holdings” means Everest Reinsurance Holdings, Inc.; “Everest Re” means Everest Reinsurance Company and its subsidiaries (unless the context otherwise requires); and the “Company” means Everest Re Group, Ltd. and its subsidiaries.

The consolidated financial statements of the Company for the three months ended March 31, 2005 and 2004 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis. Certain financial information, which is normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America, has been omitted since it is not required for interim reporting purposes. The year end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America. The results for the three months ended March 31, 2005 and 2004 are not necessarily indicative of the results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2004, 2003 and 2002 included in the Company’s most recent Form 10-K filing.

2. New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 addresses whether certain types of entities, referred to as variable interest entities (“VIEs”), should be consolidated or deconsolidated in a company’s financial statements. During October 2003, the FASB deferred the effective date of FIN 46 provisions for VIEs created prior to February 1, 2003 to the first reporting period ending after December 15, 2003. During December 2003, the FASB issued FIN 46R, replacing FIN 46. FIN 46R is effective, for entities that had not adopted FIN 46 as of December 24, 2003. The Company adopted FIN 46R in the first quarter of 2004, resulting in the deconsolidation of Everest Re Capital Trust (“Capital Trust”) and Everest Re Capital Trust II (“Capital Trust II”).

In March 2004, the FASB’s Emerging Issue Task Force (“EITF”) reached a final consensus on Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. This issue establishes guidance for determining whether to record impairment losses associated with investments in certain equity and debt securities. The application of this issue was required for reporting periods beginning after June 15, 2004. On September 30, 2004, the FASB issued a FASB Staff Position EITF Issue 03-1-1, which delayed the effective date for the measurement and recognition guidance included in paragraphs 10 through 20 of EITF Issue 03-1. The Company is unable to predict the impact on other-than-temporary impairments until the guidance is finalized. Currently, the Company continues to apply Statement of Financial

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three Months Ended March 31, 2005 and 2004

Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“FAS 115”), and the Securities and Exchange Commission (“SEC”)‘s Staff Accounting Bulletin Topic 5:M, “Other Than Temporary Impairment Of Certain Investments In Debt And Equity Securities” and believes that unrealized losses in its investment portfolio are temporary in nature.

In December 2004, FASB issued FASB Statement No. 123(R) “Share-Based Payment” (“FAS 123(R)”). FAS 123(R) requires all share-based compensation awards granted, modified or settled after December 15, 1994 to be accounted for using the fair value method of accounting. Under the modified prospective application, compensation cost is recognized for the outstanding, non-vested awards based on the grant date fair value of those awards as calculated under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-based Compensation” (“FAS 123”). The Company does not expect the adoption of the statement to have a material impact on the Company’s financial condition or results of operation. The application of FAS 123(R) will become effective for fiscal years starting after June 15, 2005.

3. Capital Transactions

The Company has a shelf registration statement on Form S-3 on file with the SEC, which was declared effective by the SEC on December 22, 2003, that provides for the issuance of up to $975.0 million of securities. Generally, under this shelf registration statement, Group is authorized to issue common shares, preferred shares, debt securities, warrants and hybrid securities, Holdings is authorized to issue debt securities and Capital Trust II and Everest Re Capital Trust III (“Capital Trust III”) are authorized to issue trust preferred securities. The following securities have been issued pursuant to that registration statement, which at March 31, 2005 has a remaining balance of $405.0 million.

o	On March 29, 2004, Capital Trust II, an unconsolidated affiliate, issued trust preferred securities resulting in a takedown from the shelf registration statement of $320 million. In conjunction with the issuance of Capital Trust II’s trust preferred securities, Holdings issued $329.9 million of 6.20% junior subordinated debt securities due March 29, 2034 to Capital Trust II. Part of the proceeds from the junior subordinated debt securities issuance was used for capital contributions to Holdings’ operating subsidiaries.

o	On October 6, 2004, Holdings completed a public offering of $250.0 million principal amount of 5.40% senior notes due October 15, 2014. The net proceeds were used to retire existing debt at Holdings, which came due on March 15, 2005.

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three Months Ended March 31, 2005 and 2004

4. Earnings Per Common Share

Net income per common share has been computed below, based upon weighted average common and dilutive shares outstanding.

	Three Months Ended March 31,
(Dollars in thousands, except per share amounts)	2005	2004

Net income (numerator)	$167,095	$126,101

Weighted average common and effect of
dilutive shares used in the computation of net income per share:
Weighted average shares outstanding - basic (denominator)	56,141	55,771
Effect of dilutive shares	935	1,063

Weighted average shares outstanding - diluted (denominator)	57,076	56,834

Net income per common share:
Basic	$2.98	$2.26
Diluted	$2.93	$2.22

All options to purchase common shares for the three months ended March 31, 2005 and 2004 were included in the computation of diluted earnings per share as the average market price was greater than the options’ exercise price of the common shares during the relevant periods. All outstanding options expire on or between October 6, 2005 and February 23, 2015.

The Company follows the fair value recognition provisions of FAS 123 with respect to all employee awards granted after January 1, 2002. Expense associated with stock options included in the Company’s statement of operations for the three months ended March 31, 2005 and 2004 was $1.1 million or $0.02 per diluted share and $0.7 million or $0.01 per diluted share, respectively.

5. Contingencies

The Company does not believe that there are any material pending legal proceedings to which it or any of its subsidiaries is a party or of which any of their properties are the subject.

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

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three Months Ended March 31, 2005 and 2004

In 1993 and prior, the Company had a business arrangement with The Prudential Insurance Company of America (“The Prudential”) wherein, for a fee, the Company accepted settled claim payment obligations of certain property and casualty insurers and, concurrently, became the owner of the annuity or assignee of the annuity proceeds funded by the property and casualty insurers specifically to fulfill these fully settled obligations. In these circumstances, the Company would be liable if The Prudential, which has an A+ (Superior) financial strength rating from A.M. Best Company (“A.M. Best”), were unable to make the annuity payments. The estimated cost to replace all such annuities for which the Company was contingently liable at March 31, 2005 was $155.6 million.

Prior to its 1995 initial public offering, the Company had purchased annuities from an unaffiliated life insurance company with an A+ (Superior) financial strength rating from A.M. Best to settle certain claim liabilities of the Company. Should the life insurance company become unable to make the annuity payments, the Company would be liable for those claim liabilities. The estimated cost to replace such annuities at March 31, 2005 was $17.7 million.

6. Other Comprehensive Income

The following table presents the components of other comprehensive income for the periods indicated:

(Dollars in thousands)	Three Months Ended March 31,
	2005	2004

Net unrealized (depreciation) appreciation
of investments, net of deferred income taxes	$(126,107)	$69,608
Currency translation adjustments, net of
deferred income taxes	(365)	(2,745)
Additional minimum pension liability	(2,153)	-

Other comprehensive (loss) income, net of
deferred income taxes	$(128,625)	$66,863

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three Months Ended March 31, 2005 and 2004

7. Letters of Credit

The Company has arrangements available for the issuance of letters of credit, which letters are generally collateralized by the Company’s cash and investments. The agreement with Citibank is a bilateral agreement, while the Wachovia Syndicated Facility involves a syndicate of lenders (see Note 11, tranche two of the Group Credit Facility), with Wachovia acting as administrative agent. Under similar arrangements, at March 31, 2005 and December 31, 2004, letters of credit for $349.8 million and $350.9 million, respectively, were issued and outstanding, generally supporting reinsurance provided by the Company’s non-U.S. operations. The following table summarizes the Company’s letters of credit as of March 31, 2005. All dollar amounts are in thousands.

Bank		Commitment		In Use		Year of Expiry

Citibank			$300,000		$11,661 10,975 3,841 158,034 88,723 11,523	08/31/2005 12/31/2005 01/28/2006 12/31/2006 12/31/2007 12/31/2008

Total Citibank Agreement					$284,757

Wachovia Syndicated Facility	Tranche 1 Tranche 2	$ $	250,000 500,000	$ $	- 1,750 1,289 45,682 16,285	- 10/31/2005 11/03/2005 11/13/2005 12/31/2005

Total Wachovia Syndicated Facility					$65,006

Total letters of credit					$349,763

8. Trust Agreements

Certain subsidiaries of the Company, principally Everest Reinsurance (Bermuda), Ltd. (“Bermuda Re”), a Bermuda insurance company and direct subsidiary of Group, have established trust agreements as security for assumed losses payable to certain non-affiliated ceding companies, which effectively use Company investments as collateral. At March 31, 2005, the total amount on deposit in trust accounts was $179.7 million.

9. Senior Notes

On October 12, 2004, Holdings completed a public offering of $250.0 million principal amount of 5.40% senior notes due October 15, 2014. On March 14, 2000, Holdings completed public offerings of $200.0 million principal amount of 8.75% senior notes due March 15, 2010 and $250.0 million principal amount of 8.50% senior notes due and retired on March 15, 2005.

Interest expense incurred in connection with these senior notes was $12.2 million and $9.7 million for the three months ended March 31, 2005 and 2004, respectively. Market value, which is based

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three Months Ended March 31, 2005 and 2004

on quoted market price at March 31, 2005 was $250.9 million for the 5.4% senior notes and $232.4 million for the 8.75% senior notes.

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

Fair value, which is primarily based on quoted market price of the related trust preferred securities at March 31, 2005 was $224.9 million for the 7.85% junior subordinated debt securities and $302.9 million for the 6.20% junior subordinated debt securities.

Interest expense incurred in connection with these junior subordinated notes was $9.4 million and $4.4 million for the three months ended March 31, 2005 and 2004 respectively.

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

11. Credit Line

Effective December 8, 2004, Group, Bermuda Re, and Everest International Reinsurance, Ltd. (“Everest International”) entered into a new three year, $750 million senior credit facility with a syndicate of lenders (the “Group Credit Facility”). Wachovia Bank is the administrative agent for

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three Months Ended March 31, 2005 and 2004

the Group Credit Facility. The Group Credit Facility consists of two tranches. Tranche one provides up to $250 million of revolving credit for liquidity and general corporate purposes, and for the issuance of standby letters of credit. The interest on the revolving loans shall, at the option of each of the borrowers, be either (1) Base Rate Loans (as defined below) or (2) an adjusted London Interbank Offered Rate (“LIBOR”) plus a margin. The Base Rate is the higher of the rate of interest established by Wachovia Bank from time to time as its prime rate or the Federal Funds rate, in each case plus 0.5% per annum. The amount of margin and the fees payable for the Group Credit Facility depend on Group’s senior unsecured debt rating. Tranche two exclusively provides up to $500 million for the issuance of standby letters of credit on a collateralized basis.

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth amount. Minimum net worth is an amount equal to the sum of (i) $2,599 million (base amount) plus (ii) (A) 25% of consolidated net income for each of Group’s fiscal quarters and (B) 50% of any increase in consolidated net worth attributable to the issuance of ordinary and preferred shares. The base amount is reset at the end of each fiscal year to be the greater of 70% of Group’s consolidated net worth as of the last day of the fiscal year and the calculated minimum amount of net worth prior to the last day of the fiscal year. As of March 31, 2005, the Company was in compliance with these covenants.

For the three months ended March 31, 2005, there were no borrowings under tranche one of the Group Credit Facility. At March 31, 2005, there was $65.0 million used of the $500 million available for tranche two standby letters of credit.

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

The Holdings Credit Facility requires Holdings to maintain a debt to capital ratio of not greater than 0.35 to 1, Holdings to maintain a minimum interest coverage ratio of 2.5 to 1 and Everest Re to maintain its statutory surplus at $1.0 billion plus 25% of future aggregate net income and 25% of future aggregate capital contributions. As of March 31, 2005, the Company was in compliance with these covenants.

During the three months ended March 31, 2005 and 2004, there were no payments made and no incremental borrowings under the Holdings Credit Facility. As of March 31, 2005 and 2004, there were outstanding Holdings Credit Facility borrowings of $0.0 million and $70.0 million, respectively.

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three Months Ended March 31, 2005 and 2004

Interest expense and fees incurred in connection with the credit line was $0.1 million for the three months ended March 31, 2005. Interest expense and fees incurred in connection with the borrowings was $0.3 million for the three months ended March 31, 2004.

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

These segments are managed in a carefully coordinated fashion with strong elements of central control, including with respect to capital, investments and support operations. As a result, management monitors and evaluates the financial performance of these operating segments based upon their underwriting gain (loss)/underwriting results. Underwriting results include earned premium less losses and loss adjustment expenses (“LAE”) incurred, commission and brokerage expenses and other underwriting expenses. The Company utilizes inter-affiliate reinsurance, but such reinsurance generally does not impact segment results, as business is generally reported within the segment in which the business was first produced.

The Company does not maintain separate balance sheet data for its operating segments. Accordingly, the Company does not review and evaluate the financial results of its operating segments based upon balance sheet data.

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three Months Ended March 31, 2005 and 2004

The following tables present the relevant underwriting results for the operating segments for the periods indicated:

U.S. Reinsurance
	Three Months Ended March 31,
(Dollars in thousands)	2005	2004

Gross written premiums	$349,800	$367,932
Net written premiums	349,493	357,885
Premiums earned	$340,109	$362,387
Incurred losses and loss adjustment expenses	229,252	250,217
Commission and brokerage	79,492	97,908
Other underwriting expenses	5,713	5,727

Underwriting gain	$25,652	$8,535

U.S. Insurance
	Three Months Ended March 31,
(Dollars in thousands)	2005	2004

Gross written premiums	$274,328	$353,705
Net written premiums	243,720	317,745
Premiums earned	$223,781	$218,599
Incurred losses and loss adjustment expenses	153,275	159,440
Commission and brokerage	38,749	22,403
Other underwriting expenses	12,100	11,125

Underwriting gain	$19,657	$25,631

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three Months Ended March 31, 2005 and 2004

Specialty Underwriting
	Three Months Ended March 31,
(Dollars in thousands)	2005	2004

Gross written premiums	$102,991	$122,057
Net written premiums	98,128	119,989
Premiums earned	$95,997	$118,102
Incurred losses and loss adjustment expenses	63,776	73,998
Commission and brokerage	25,457	34,268
Other underwriting expenses	1,639	1,699

Underwriting gain	$5,125	$8,137

International
	Three Months Ended March 31,
(Dollars in thousands)	2005	2004

Gross written premiums	$152,365	$148,472
Net written premiums	151,924	147,918
Premiums earned	$152,445	$142,541
Incurred losses and loss adjustment expenses	91,145	72,189
Commission and brokerage	34,436	29,663
Other underwriting expenses	2,987	2,718

Underwriting gain	$23,877	$37,971

Bermuda
	Three Months Ended March 31,
(Dollars in thousands)	2005	2004

Gross written premiums	$168,088	$232,727
Net written premiums	168,440	234,413
Premiums earned	$193,583	$213,436
Incurred losses and loss adjustment expenses	130,806	155,684
Commission and brokerage	44,188	38,537
Other underwriting expenses	3,709	2,614

Underwriting gain	$14,880	$16,601

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three Months Ended March 31, 2005 and 2004

The following table reconciles the underwriting results for the operating segments to income before tax as reported in the consolidated statements of operations and comprehensive income for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2005	2004

Underwriting gain	$89,191	$96,875
Net investment income	132,886	100,897
Realized gain (loss)	2,477	(34,908)
Net derivative expense	(1,221)	(3,752)
Corporate (expenses) income	(2,608)	285
Interest expense	(21,707)	(14,479)
Other (expense) income	(5,390)	1,460

Income before taxes	$193,628	$146,378

The Company produces business in its U.S., Bermuda and international operations. The net income and assets of the individual foreign countries in which the Company writes business are not identifiable in the Company’s financial records. The largest country, other than the U.S., in which the Company writes business is the United Kingdom, with $72.6 million of written premium for the three months ended March 31, 2005. No other country represented more than 5% of the Company’s revenues.

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
(continued)

For the Three Months Ended March 31, 2005 and 2004

increase as general interest rates rise and decline as general interest rates fall. These movements are generally counter to the impact of interest rate movements on the Company’s other fixed income investments. As interest rates rose during the second quarter of 2004, the Company fully liquidated its interest only strip investment portfolio.

The Company accounted for its investment in interest only strips in accordance with Emerging Issues Task Force Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets”(“EITF 99-20”). EITF 99-20 sets forth the rules for recognizing interest income on all credit-sensitive mortgage and asset-backed securities and certain prepayment-sensitive securities, including agency interest only strips, whether purchased or retained in securitization, as well as the rules for determining when these securities must be written down to fair value because of impairment. EITF 99-20 requires decreases in the valuation of residual interests in securitizations to be recorded as a reduction to the carrying value of the residual interests through a charge to earnings, rather than an unrealized loss in shareholders’ equity, when any portion of the decline in fair value is attributable to, as defined by EITF 99-20, an impairment loss. This portfolio was liquidated during the second quarter of 2004. The Company recorded a realized capital loss due to impairments of $49.7 million, net of an income tax benefit of $15.4 million, for the three months ended March 31, 2004.

15. Retirement Benefits

The Company maintains both qualified and non-qualified defined benefit pension plans for its U.S. employees. In addition, the Company has a retiree health plan for eligible retired employees.

The following table presents the net periodic costs for the benefit plans for the three months ended March 31:

	Pension Benefits		Other Benefits
(Dollars in thousands)	2005	2004	2005	2004

Service cost	$907	$818	$117	$105
Interest cost	948	850	102	91
Expected return on plan assets	(1,033)	(840)	-	-
Amortization of prior service cost	32	32	-	-
Amortization of net loss	332	339	7	4

Net periodic benefit cost	$1,186	$1,199	$226	$200

Based upon current asset levels in the plans, the Company is not required to make contributions. The Company did not make any voluntary contributions to the pension benefit plans for the periods ended March 31, 2005 and 2004.

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
(continued)

For the Three Months Ended March 31, 2005 and 2004

transactions, individually and in the aggregate, are not material to the Company’s financial condition, results of operations and cash flows.

Part I — Item 2

EVEREST RE GROUP, LTD.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

Industry Conditions

The worldwide reinsurance and insurance businesses are highly competitive yet cyclical by product and market. Competition with respect to the types of reinsurance and insurance business in which the Company is engaged is based on many factors, including the perceived overall financial strength of the reinsurer or insurer, ratings of the reinsurer or insurer by A.M. Best Company and/or Standard & Poor’s (“S&P”), underwriting expertise, the jurisdictions where the reinsurer or insurer is licensed or otherwise authorized, capacity and coverages offered, premiums charged, other terms and conditions of the reinsurance and insurance business offered, services offered, speed of claims payment and reputation and experience in lines written. These factors operate at the individual market participant level to varying degrees, as applicable to the specific participant’s circumstances. They also operate in aggregate across the reinsurance industry more generally, contributing, in combination with background economic conditions and variations in the reinsurance buying practices of insurance companies, (by participant and in the aggregate,) to cyclical movements in reinsurance rates, terms and conditions and ultimately reinsurance industry aggregate financial results.

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

To date in 2005 and through 2004, the favorable market conditions, which had developed during 2000 through 2003, generally weakened. There were signs that pricing for most property and casualty classes declined modestly. Competition increased modestly as well, in part due to the relative profitability achieved by many reinsurers over 2002 through 2004 and the attendant buildup of capital by these participants. However, this profitability and capital buildup varied significantly by market participant, reflecting the fact that the industry was impacted by significant catastrophe losses in the second half of 2004 and generally still remained exposed to fundamental issues that had negatively impacted its aggregate capacity in 2002 and 2003, including weak investment market conditions and adverse loss emergence. All of these factors had tended to depress the industry’s aggregate financial performance and perceptions of financial strength of industry participants over this period, albeit with significant variation by individual market participant.

The Company has generally been disappointed by industry developments in 2005 and 2004, which have operated to modestly weaken pricing in most business classes and lines. However, the Company notes that it continues to see opportunities for profitable writings in a variety of classes and lines owing mainly to the general adequacy of underlying pricing. The Company cannot predict with any reasonable certainty whether and to what extent these trends or conditions will persist. In particular, the extent to which the cumulative effect of a weakening pricing environment will impact Company operations is unclear. Additionally, the continued growth of reinsurance capacity, particularly in Bermuda, changes in the Lloyd’s market, and the potential reemergence of a market share orientation among some industry participants, combined with improving and in some cases strong financial results, continue to contribute to uncertainty about the prospective level of competitive pressures.

Financial Summary

The Company’s management monitors and evaluates overall Company performance based upon financial results. The following table displays a summary of the consolidated net income for the periods indicated:

	Three Months Ended March 31,

(Dollars in thousands)	2005	2004

Gross written premiums	$1,047,572	$1,224,893
Net written premiums	1,011,705	1,177,950
REVENUES:
Premiums earned	$1,005,915	$1,055,065
Net investment income	132,886	100,897
Net realized capital gains (losses)	2,477	(34,908)
Net derivative expense	(1,221)	(3,752)
Other (expense) income	(5,390)	1,460

Total revenues	1,134,667	1,118,762

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	668,254	711,528
Commission, brokerage, taxes and fees	222,322	222,779
Other underwriting expenses	28,756	23,598
Interest expense	21,707	14,479

Total claims and expenses	941,039	972,384

INCOME BEFORE TAXES	193,628	146,378
Income tax expense	26,533	20,277

NET INCOME	$167,095	$126,101

As indicated in the preceding “Industry Conditions” section, the reinsurance and insurance industry generally experienced favorable market conditions from 2001 through 2003. These favorable market conditions coupled with the Company’s financial strength, strategic positioning and market and underwriting expertise, enabled the Company to increase its volume of business significantly over this period. With the change in trend established in 2004 and continuing in

2005, the Company continued to adapt its operations to slow its rate of growth and even decrease writings for some classes of business and reemphasize its focus on profitability as opposed to volume. The classes most affected by these actions were workers’ compensation insurance, individual risk underwritten insurance and reinsurance, medical stop loss reinsurance, UK motor business reinsurance and select U.S. casualty reinsurance classes.

Accordingly, gross written premiums for the three months ended March 31, 2005 were $1.0 billion, a decrease of 14.5% compared with $1.2 billion for the three months ended March 31, 2004, which had increased 22.3% compared with the three months ended March 31, 2003.

Due to the nature of its businesses, the Company is unable to precisely differentiate between the effects of price changes as compared to the effects of changes in exposure. Similarly, because individual reinsurance arrangements often reflect revised coverages, structuring, pricing, terms and/or conditions from period to period, the Company is unable to differentiate between the premium volumes attributable to new business as compared to renewal business. Management believes, however, that the Company’s gross written premium decline has been primarily due to a reduction in exposures underwritten, along with slight pricing declines. Management believes further that market conditions, although changing, remain generally more favorable for casualty business classes than for property business classes; however, management notes that it continues to see business opportunities in a variety of product classes and markets. The Company continues to decline business that does not meet its objectives regarding underwriting profitability.

Net written premiums, comprised of gross written premiums less ceded premiums, were $1.0 billion for the three months ended March 31, 2005, a decrease of 14.1% compared with $1.2 billion for the three months ended March 31, 2004, which had increased 23.7% compared with the three months ended March 31, 2003. These reflect premiums ceded of $35.9 million (3.4% of gross written premiums) and $46.9 million (3.8% of gross written premiums) for the three months ended March 31, 2005 and 2004, respectively. Ceded premiums relate primarily to specific reinsurance purchased by the U.S. Insurance operation.

Premiums earned were $1.0 billion for the three months ended March 31, 2005, a decrease of 4.7% compared with $1.1 billion for the three months ended March 31, 2004, which had increased 41.6% compared with the three months ended March 31, 2003. These movements reflect period to period changes in net written premiums and business mix together with normal variability in earning patterns. Business mix changes occur not only as the Company shifts emphasis between products, lines of business, distribution channels and markets, but also as individual contracts renew or non-renew, almost always with changes in coverage, structure, prices and/or terms, and as new contracts are accepted with coverages, structures, prices and/or terms different from those of expiring contracts. Changes in estimates related to unreported reinsurance activity also affect premiums earned.

Incurred losses and LAE were $668.3 million for the three months ended March 31, 2005, a decrease of 6.1% compared with $711.5 million for the three months ended March 31, 2004, which had increased 38.6% compared with the three months ended March 31, 2003. The $43.3 million decrease in incurred losses and LAE was principally related to a decrease in net adverse prior period reserve adjustments to $22.2 million from $52.2 million for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004, respectively. Other factors, including the level of incurred losses and LAE, related to changes in volume as measured by earned premium; changes in rates and terms, as well as the effect of changes in prior period loss reserve estimates, also contributed.

Commission, brokerage and tax expense were $222.3 million and $222.8 million for the three months ended March 31, 2005 and 2004, respectively, decreasing slightly as a result of premium volume changes offset by the impact of changes in the Company’s business mix and an increase in premium based taxes.

Net investment income was $132.9 million for the three months ended March 31, 2005, an increase of 31.7% compared with $100.9 million for the three months ended March 31, 2004, which had increased 7.9% compared to the three months ended March 31, 2003. The increase was primarily due to the increase in investable assets, up $1.3 billion, or 12.6% at March 31, 2005 as compared to March 31, 2004 as well as $9.3 million of additional income from other asset investments.

Premiums are generally collected over the first 12 to 15 months of the Company’s reinsurance and insurance contracts, while related losses are typically paid out over numerous years. This tends to generate cash flow from operations along with investment income. The Company’s cash flow from operations was $325.2 million for the three months ended March 31, 2005, a decrease of 18.6% compared with $399.6 million for the three months ended March 31, 2004, which had increased 22.0% compared with the three months ended March 31, 2003. Cash flow from operations in the first quarter of 2005 was negatively impacted by an additional $84 million of catastrophe loss payments and $17 million of income tax payments period over period.

Net realized capital gains were $2.5 million for the three months ended March 31, 2005 reflecting normal portfolio management activities, compared to net realized capital losses of $34.9 million for the three months ended March 31, 2004. The realized losses for the three months ended March 31, 2004 were primarily the result of $65.3 million of write-downs in the value of securities deemed to be impaired on an other than temporary basis, partially offset by $30.4 million of realized gains.

The Company’s income tax expense is primarily a function of the statutory tax rates and corresponding net income in the jurisdictions where the Company operates, coupled with the impact from tax-preferenced investment income. Variations generally reflect changes in the relative levels of pre-tax income between jurisdictions with different tax rates. The Company incurred income tax expense of $26.5 million and $20.3 million for the three months ended March 31, 2005 and 2004, respectively. The increase in tax expense for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 primarily reflected the impact of taxable realized capital gains, increased investment income and deferred tax asset adjustments, partially offset by the decrease in 2005 underwriting results.

The increase in net income to $167.1 million from $126.1 million for the three months ended March 31, 2005 and 2004, respectively, generally reflected increased investment results and realized capital gains, offset by the modest decrease in underwriting results.

The Company’s shareholders’ equity increased to $3,755.7 million as of March 31, 2005 from $3,712.5 million as of December 31, 2004. The increase was primarily due to net income for the period, partially offset by a decrease of unrealized appreciation on the Company’s fixed maturity portfolio.

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

The following tables present the relevant underwriting results for the operating segments for the periods indicated:

U.S. Reinsurance
	Three Months Ended March 31,
(Dollars in thousands)	2005	2004

Gross written premiums	$349,800	$367,932
Net written premiums	349,493	357,885
Premiums earned	$340,109	$362,387
Incurred losses and loss adjustment expenses	229,252	250,217
Commission and brokerage	79,492	97,908
Other underwriting expenses	5,713	5,727

Underwriting gain	$25,652	$8,535

U.S. Insurance
	Three Months Ended March 31,
(Dollars in thousands)	2005	2004

Gross written premiums	$274,328	$353,705
Net written premiums	243,720	317,745
Premiums earned	$223,781	$218,599
Incurred losses and loss adjustment expenses	153,275	159,440
Commission and brokerage	38,749	22,403
Other underwriting expenses	12,100	11,125

Underwriting gain	$19,657	$25,631

Specialty Underwriting
	Three Months Ended March 31,
(Dollars in thousands)	2005	2004

Gross written premiums	$102,991	$122,057
Net written premiums	98,128	119,989
Premiums earned	$95,997	$118,102
Incurred losses and loss adjustment expenses	63,776	73,998
Commission and brokerage	25,457	34,268
Other underwriting expenses	1,639	1,699

Underwriting gain	$5,125	$8,137

International
	Three Months Ended March 31,
(Dollars in thousands)	2005	2004

Gross written premiums	$152,365	$148,472
Net written premiums	151,924	147,918
Premiums earned	$152,445	$142,541
Incurred losses and loss adjustment expenses	91,145	72,189
Commission and brokerage	34,436	29,663
Other underwriting expenses	2,987	2,718

Underwriting gain	$23,877	$37,971

Bermuda
	Three Months Ended March 31,
(Dollars in thousands)	2005	2004

Gross written premiums	$168,088	$232,727
Net written premiums	168,440	234,413
Premiums earned	$193,583	$213,436
Incurred losses and loss adjustment expenses	130,806	155,684
Commission and brokerage	44,188	38,537
Other underwriting expenses	3,709	2,614

Underwriting gain	$14,880	$16,601

The following table reconciles the underwriting results for the operating segments to income before tax as reported in the consolidated statements of operations and comprehensive income for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2005	2004

Underwriting gain	$89,191	$96,875
Net investment income	132,886	100,897
Realized gain (loss)	2,477	(34,908)
Net derivative expense	(1,221)	(3,752)
Corporate (expenses) income	(2,608)	285
Interest expense	(21,707)	(14,479)
Other (expense) income	(5,390)	1,460

Income before taxes	$193,628	$146,378

Three Months Ended March 31, 2005 compared to Three Months Ended March 31, 2004

Premiums.     Gross written premiums decreased 14.5% to $1,047.6 million in the three months ended March 31, 2005 from $1,224.9 million in the three months ended March 31, 2004, reflecting increased competitive pressures on pricing. Premium decline areas included a 27.8% ($64.6 million) decrease in the Bermuda operation reflecting declines in individual risk underwritten insurance and reinsurance in Bermuda and in UK motor business reinsurance. The U.S. Insurance operation decreased 22.4% ($79.4 million), principally as a result of a $113.6 million decrease in workers’ compensation business, primarily resulting from the 2004 termination of a contract with American All-Risk Insurance Services, Inc. partially offset by a $34.2 million increase in program business outside of the workers’ compensation class. The Specialty Underwriting operation decreased 15.6% ($19.1 million), resulting primarily from a $21.5 million decrease in A&H business and a $4.1 million decrease in surety business, partially offset by a $6.5 million increase in marine and aviation business. The U.S. Reinsurance operation decreased 4.9% ($18.1 million), principally reflecting a $74.9 million decrease in treaty casualty business and a $7.3 million decrease in facultative business, partially offset by a $71.8 million increase in treaty property business. The International operation saw a 2.6% ($3.9 million) increase, primarily due to a $20.4 million increase in Asian business, partially offset by an $11.6 million decrease in international business written through the Miami and New Jersey offices, representing primarily Latin American business and a $4.8 million decrease in business written in Canada.

Ceded premiums decreased to $35.9 million for the three months ended March 31, 2005 from $46.9 million for the three months ended March 31, 2004. Ceded premiums generally relate to specific reinsurance purchased by the U.S. Insurance operation and fluctuate based upon the level of premiums written in the applicable programs.

Net written premiums decreased by 14.1% to $1,011.7 million for the three months ended March 31, 2005, from $1,178.0 million for the three months ended March 31, 2004, reflecting a decrease in gross written premiums, partially offset by a decrease in ceded premiums.

Premium Revenues. Net premiums earned decreased by 4.7% to $1,005.9 million in the three months ended March 31, 2005 from $1,055.1 million in the three months ended March 31, 2004. Contributing to this decrease was an 18.7% ($22.1 million) decrease in the Specialty Underwriting operation, a 9.3% ($19.9 million) decrease in the Bermuda operation, and a 6.1% ($22.3 million) decrease in the U.S. Reinsurance operation, partially offset by a 6.9% ($9.9 million) increase in the International operation and a 2.4% ($5.2 million) increase in the U.S. Insurance operation. All of these changes reflect period to period changes in net written premiums and business mix, together with normal variability in earning patterns. Business mix changes occur not only as the Company shifts emphasis between products, lines of business, distribution channels and markets, but also as individual contracts renew or non-renew, almost always with changes in coverage, structure, prices and/or terms, and as new contracts are accepted with coverages, structures, prices and/or terms different from those of expiring contracts. As premium reporting, earnings, loss and commission characteristics derive from the provisions of individual contracts, the continuous turnover of individual contracts, arising from both strategic shifts and day to day underwriting, can and does introduce appreciable background variability in various underwriting line items. Changes in estimates related to unreported reinsurance activity also affect premiums earned.

Expenses.     Incurred losses and LAE decreased by 6.1% to $668.3 million in the three months ended March 31, 2005 from $711.5 million in the three months ended March 31, 2004. The decrease in incurred losses and LAE was principally attributable to the decrease in reserve adjustments for prior period losses, the decrease in net premiums earned and the impact of changes in the Company’s mix of business.

The Company’s loss and LAE reserves reflect estimates of ultimate claim liability. Such estimates are re-evaluated on an ongoing basis, including re-estimates of prior period reserves, taking into consideration all available information and, in particular, newly reported loss and claim experience. The effect of such re-evaluations impacts incurred losses for the current period. The Company notes that its analytical methods and processes operate at multiple levels, including individual contracts, groupings of like contracts, classes and lines of business, internal business units, segments, legal entities, and in the aggregate. The complexities of the Company’s business and operations require analyses and adjustments, both qualitative and quantitative, at these various levels. Additionally, the attribution of reserves, changes in reserves and incurred losses between accident year and underwriting year requires adjustments and allocations, both qualitative and quantitative, at these various levels. All of these processes, methods and practices appropriately balance actuarial science, business expertise and management judgment in a manner intended to assure the accuracy, precision and consistency of the Company’s reserving practices, which are fundamental to the Company’s operation. The Company notes, however, that the underlying reserves remain estimates, which are subject to variation, and that the relative degree of variability is generally least when reserves are considered in the aggregate and generally increases as the focus shifts to more granular data levels.

Incurred losses and LAE for the three months ended March 31, 2005 reflected ceded losses and LAE of $37.8 million compared to ceded losses and LAE for the three months ended March 31, 2004 of $40.5 million. The decrease in ceded losses was primarily the result of fluctuations in losses ceded under the specific reinsurance coverages purchased by the U.S. Insurance operation, which generally fluctuate with the change in ceded earned premiums.

Incurred losses and LAE include catastrophe losses, which include the impact of both current period events and favorable and adverse development on prior period events and are net of reinsurance. Individual catastrophe losses are reported net of specific reinsurance, but before recoveries under corporate level reinsurance and potential incurred but not reported (“IBNR”) reserve offsets. The Company defines a catastrophe as a property event with expected reported losses of at least $5.0 million before corporate level reinsurance and taxes. Catastrophe losses, net of contract specific cessions, were $26.7 million for the three months ended March 31, 2005, relating principally to aggregate estimated additional losses of $32.0 million from hurricanes Charley and Ivan, typhoon Songda, Edmonton hailstorms, Suncor Refinery and Mittal Steel, which were partially offset by $5.3 million of net reserve takedowns related to pre-2004 catastrophes. Catastrophe losses, net of contract specific cessions, were $13.3 million in the three months ended March 31, 2004, relating principally to two industrial risk losses experienced by the Bermuda operation.

The following table shows the net catastrophe losses for each of the Company’s operating segments for the three months ended March 31, 2005 and 2004:

(Dollars in thousands) Segment Net Catastrophe Losses

Segment	2005	2004

U.S. Reinsurance	$6.7	$0.1
U.S. Insurance	-	-
Specialty Underwriting	1.9	0.1
International	11.6	2.1
Bermuda	6.5	11.0

Total	$26.7	$13.3

Net adverse prior period reserve adjustments, which includes catastrophe development, for the three months ended March 31, 2005 were $22.2 million compared to $52.2 million for the three months ended March 31, 2004. For the three months ended March 31, 2005, the net adverse reserve adjustments included net adverse asbestos and environmental (“A&E”) adjustments of $18.0 million and net catastrophe development of $13.7 million partially offset by pre-1995 non-A&E favorable development. The reserve adjustments for the three months ended March 31, 2004 included A&E adjustments of $63.2 million, which were partially offset by $9.0 million of favorable loss adjustments. It is important to note that adverse non-A&E accident year reserve development arises from the re-evaluation of accident year results and that such re-evaluations may also impact premiums and commissions attributed by accident year, generally mitigating, in part, the impact of loss development, and that such impacts are recorded as part of the overall reserve evaluation.

The U.S. Reinsurance segment accounted for $11.3 million of net adverse prior period reserve adjustments for the three months ended March 31, 2005, which included $10.6 million of unfavorable non-A&E prior period reserve adjustments as compared to net adverse prior period reserve adjustments of $13.2 million for the three months ended March 31, 2004. Asbestos exposures accounted for $0.7 million and $4.2 million of adverse reserve adjustments for the three months ended March 31, 2005 and 2004, respectively.

The U.S. Insurance segment reflected $3.6 million of net favorable prior period reserve adjustments for the three months ended March 31, 2005 and $11.6 million of net adverse prior period reserve adjustment for the three months ended March 31, 2004. The March 31, 2004 prior period reserve adjustments were principally due to non-workers’ compensation programs and related to accident years 2000 through 2002.

The Specialty Underwriting segment had $1.9 million of net adverse prior period reserve adjustments for the three months ended March 31, 2005 and $0.1 million net period reserve adjustments for the three months ended March 31, 2004. The March 31, 2005 net adverse prior period reserve adjustments related principally to catastrophe loss development on the marine and aviation classes of business.

The International segment had $9.3 million and $0.1 million of net adverse prior period reserve adjustments for the three months ended March 31, 2005 and 2004, respectively. The March 31, 2005 net adverse prior period reserve adjustments related primarily to property catastrophe loss development on the Asian, International and Canadian business.

The Bermuda segment reflected $3.3 million and $27.3 million of net adverse prior period reserve adjustments for the three months ended March 31, 2005 and 2004, respectively. The adverse development in the three months ended March 31, 2005 was primarily due to $17.3 million of A&E reserve development, with most of this development related to exposures assumed through the September 19, 2000 loss portfolio transfer from Mt. McKinley Insurance Company (“Mt. McKinley”). Non-asbestos reserves assumed through this portfolio transfer experienced favorable development of $13.5 million. The development in the first quarter of 2004 was the result of $59.0 million of asbestos reserve development, partially offset by $37.7 million of favorable development on other pre-1995 exposures.

The following table shows net prior period reserve adjustments for each of the Company’s operating segments for the three months ended March 31, 2005 and 2004:

(Dollars in thousands) Segment Net Prior Period Reserve Adjustments

Segment	2005	2004

U.S. Reinsurance	$11.3	$13.1
U.S. Insurance	(3.6)	11.6
Specialty Underwriting	1.9	0.1
International	9.3	0.1
Bermuda	3.3	27.3

Total	$22.2	$52.2

The segment components of the decrease in incurred losses and LAE for the three months ended March 31, 2005 over the three months ended March 31, 2004 were a 16.0% ($24.9 million)

decrease in the Bermuda operation, a 13.8% ($10.2 million) decrease in the Specialty Underwriting operation, a 8.4% ($21.0 million) decrease in the U.S. Reinsurance operation and a 3.9% ($6.2 million) decrease in the U.S. Insurance operation, partially offset by a 26.3% ($19.0 million) increase in the International operation. These changes reflect variability in premiums earned and changes in the loss expectation assumptions for business written, as well as the net prior period reserve development and catastrophe losses discussed above. Incurred losses and LAE for each operation were also impacted by changes in the pricing of the underlying business, as well as variability relating to changes in the mix of business by class and type, which in general reflected a more favorable mix.

The Company’s loss ratio, which is calculated by dividing incurred losses and LAE by net premiums earned, decreased by 1.0 percentage point to 66.4% in the three months ended March 31, 2005 from 67.4% in the three months ended March 31, 2004, reflecting the impact of the changes in premiums earned and incurred losses and LAE discussed above, as well as changes in the underlying business mix and aggregate rates, terms and conditions.

The following table shows the loss ratios for each of the Company’s operating segments for the three months ended March 31, 2005 and 2004. The loss ratios for all operations were impacted by the factors noted above.

Segment Loss Ratios

Segment	2005	2004

U.S. Reinsurance	67.4%	69.0%
U.S. Insurance	68.5%	72.9%
Specialty Underwriting	66.4%	62.7%
International	59.8%	50.6%
Bermuda	67.6%	72.9%

Segment underwriting expenses increased by 0.7% to $248.5 million in the three months ended March 31, 2005 from $246.7 million in the three months ended March 31, 2004. Commission, brokerage, taxes and fees decreased by $0.5 million, principally reflecting decreases in premium volume, changes in the mix of business and increases in premium based taxes. Segment other underwriting expenses increased by $2.3 million, as the Company continued to expand operations to support its increased business volume. Contributing to the segment underwriting expense increases were a 51.7% ($17.3 million) increase in the U.S. Insurance operation, a 16.4% ($6.7 million) increase in the Bermuda operation and a 15.6% ($5.0 million) increase in the International operation, which were partially offset by a 24.7% ($8.9 million) decrease in the Specialty Underwriting operation and a 17.8% ($18.4 million) decrease in the U.S. Reinsurance operation. The changes for each operation’s expenses principally resulted from changes in commission expenses related to changes in premium volume and business mix by class and type and, in some cases, changes in the use of specific reinsurance, as well as the underwriting performance of the underlying business. The Company’s expense ratio, which is calculated by dividing underwriting expenses by net premiums earned, was 25.0% for the three months ended March 31, 2005 compared to 23.4% for the three months ended March 31, 2004.

The following table shows the expense ratios for each of the Company’s operating segments for the three months ended March 31, 2005 and 2004.

Segment Expense Ratios

Segment	2005	2004

U.S. Reinsurance	25.1%	28.6%
U.S. Insurance	22.7%	15.4%
Specialty Underwriting	28.3%	30.4%
International	24.5%	22.8%
Bermuda	24.7%	19.3%

The Company’s combined ratio, which is the sum of the loss and expense ratios, increased by 0.6 percentage points to 91.4% in the three months ended March 31, 2005 compared to 90.8% in the three months ended March 31, 2004.

The following table shows the combined ratios for each of the Company’s operating segments for the three months ended March 31, 2005 and 2004. The combined ratios for all operations were impacted by the loss and expense ratio variability noted above.

Segment Combined Ratios

Segment	2005	2004

U.S. Reinsurance	92.5%	97.6%
U.S. Insurance	91.2%	88.3%
Specialty Underwriting	94.7%	93.1%
International	84.3%	73.4%
Bermuda	92.3%	92.2%

Investment Results. Net investment income increased 31.7% to $132.9 million for the three months ended March 31, 2005 from $100.9 million for the three months ended March 31, 2004, principally reflecting the effects of the increase of investable assets of $11.5 billion at March 31, 2005 as compared to $10.2 billion at March 31, 2004 as well as $9.3 million of additional income from other asset investments.

The following table shows a comparison of various investment yields for the periods indicated:

	2005	2004

Imbedded pre-tax yield of cash and invested assets at March 31, 2005 and December 31, 2004	4.6%	4.7%
Imbedded after-tax yield of cash and invested assets at March 31, 2005 and December 31, 2004	4.0%	4.1%
Annualized pre-tax yield on average cash and invested assets for the three months ended March 31, 2005 and 2004	4.8%	4.3%
Annualized after-tax yield on average cash and invested assets for the three months ended March 31, 2005 and 2004	4.0%	3.8%

Net realized capital gains were $2.5 million for the three months ended March 31, 2005, which reflected realized capital gains on the Company’s investments of $6.1 million, partially offset by $3.6 million of realized capital losses. Net realized capital losses of $34.9 million for the three months ended March 31, 2004 reflected realized capital losses on the Company’s investments of

$65.4 million, which included $65.0 million related to the write-downs in the value of interest only strips deemed to be impaired on an other than temporary basis in accordance with Emerging Issues Task Force Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets”(“EITF 99-20”), partially offset by $30.4 million of realized capital gains.

The Company has outstanding one credit default swap and five specialized equity put options in its product portfolio. These products meet the definition of a derivative under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). Net derivative expense from these derivative transactions for the three months ended March 31, 2005 and 2004 was $1.2 million and $3.8 million, respectively, with both periods principally reflecting changes in fair value for the specialized equity put options.

Other expense for the three months ended March 31, 2005 was $5.4 million compared to other income of $1.5 million for the three months ended March 31, 2004. The change in other expense for the three months ended March 31, 2005 was primarily due to variability in the impact of foreign currency exchange.

Corporate underwriting expenses not allocated to segments increased to $2.6 million for the three months ended March 31, 2005 compared with corporate underwriting income of $0.3 million for the three months ended March 31, 2004.

Interest expense and fees for the three months ended March 31, 2005 and 2004 was $21.7 million and $14.5 million, respectively. Interest expense and fees for the three months ended March 31, 2005 included $12.2 million relating to the senior notes, $9.4 million relating to the junior subordinated debt securities and $0.1 million relating to the credit line under the Company’s revolving credit facility. Interest expense and fees for the three months ended March 31, 2004 included $9.7 million relating to the senior notes, $4.4 million relating to the junior subordinated debt securities and $0.3 million relating to borrowings under the Company’s revolving credit facility. The change in interest expense on the senior notes to $12.2 million for the three months ended March 31, 2005 from $9.7 million for the three months ended March 31, 2004 is due to the issuance on new senior notes on October 12, 2004 partially offset by the retirement of the senior notes due March 15, 2005.

Income Taxes. The Company’s income tax expense is primarily a function of the statutory tax rates and corresponding net income in the jurisdictions where the Company operates, coupled with the impact from tax preferenced investment income. Variations generally reflect changes in the relative levels of pre-tax income between jurisdictions with different tax rates. The Company recognized an income tax expense of $26.5 million in the three months ended March 31, 2005 compared to $20.3 million in the three months ended March 31, 2004.

Net Income. Net income was $167.1 million for the three months ended March 31, 2005 compared to net income of $126.1 million for the three months ended March 31, 2004, reflecting improved investment income and realized capital gains, partially offset by decreased underwriting results.

FINANCIAL CONDITION

Cash and Invested Assets. Aggregate invested assets, including cash and short-term investments, were $11,465.9 million at March 31, 2005 and $11,530.2 million at December 31,

2004. This slight decrease in cash and invested assets resulted primarily from the $250.0 million repayment of senior notes due March 15, 2005, $163.9 million in net pre-tax unrealized depreciation of the Company’s investments, which were primarily due to the changes in interest rates, partially offset by cash flow from operations of $325.2 million and $2.5 million of realized capital gains. Gross pre-tax unrealized appreciation and depreciation across the Company’s investment portfolio were $346.1 million and $92.2 million, respectively, at March 31, 2005 compared to gross pre-tax unrealized appreciation and depreciation at December 31, 2004 of $449.1 million and $31.3 million, respectively.

The Company’s current investment strategy generally seeks to maximize after-tax income through a high quality, diversified, taxable and tax-preferenced fixed maturity portfolio, while maintaining an adequate level of liquidity. The Company actively considers total return performance, in particular as respects the potential for variability in the unrealized appreciation/depreciation component of its shareholders equity account as investment conditions shift. The Company’s mix of taxable and tax-preferenced investments is adjusted continuously, consistent with the Company’s current and projected operating results, market conditions and the Company’s tax position. The fixed maturities in the investment portfolio are comprised of available for sale securities. Additionally, the Company continues to expand its investments in equity securities, principally public equity index securities, which it believes will enhance the risk-adjusted total return of the investment portfolio. Such investments account for 21.3% of the Company’s shareholders’ equity at March 31, 2005 as compared to 17.5% at December 31, 2004.

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

The tables below summarize the composition and characteristics of the Company’s investment portfolio for the periods indicated:

	As of March 31, 2005		As of December 31, 2004

Fixed maturities	86.5%		86.3%
Equity securities	7.0%		5.6%
Short-term investments	3.7%		5.1%
Other invested assets	1.5%		1.4%
Cash	1.3%		1.6%

Total investments and cash	100.0%		100.0%

	As of March 31, 2005		As of December 31, 2004

Fixed income portfolio duration	5.2 years		5.2 years
Fixed income composite credit quality	A	a2	A	a2
Imbedded end of period yield, pre-tax	4.6%		4.7%
Imbedded end of period yield, after-tax	4.0%		4.1%

The decrease in short-term investments is partially due to repayment of the $250 million senior notes due in March 2005. The increase in equity securities reflects a modest and continuing reweighting of the Company’s target investment mix.

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

	As of March 31, 2005	As of December 31, 2004

Fixed income portfolio total return	-0.3%	6.5%
Lehman bond aggregate	-0.5%	4.3%
Common equity portfolio total return	-2.8%	21.9%
S&P 500	-2.2%	10.9%

Reinsurance Receivables. Reinsurance receivables for both paid and unpaid losses totaled $1,197.3 million at March 31, 2005 and $1,210.8 million at December 31, 2004. At March 31, 2005, $365.7 million, or 30.5%, was receivable from subsidiaries of London Reinsurance Group (“London Life”). These receivables are collateralized by a combination of letters of credit and funds held arrangements under which the Company has retained the premium payments due the retrocessionaire, recognized liabilities for such amounts and reduced such liabilities as payments are due from the retrocessionaire. In addition, $162.2 million, or 13.6%, was receivable from Transatlantic Reinsurance Company (“Transatlantic”), $160.0 million, or 13.4%, was receivable from LM Property and Casualty Insurance Company (“LM”) whose obligations are guaranteed by The Prudential Insurance Company of America (“The Prudential”), and $100.0 million, or 8.4%, was receivable from Continental Insurance Company (“Continental”), which is partially collateralized by funds held arrangements. No other retrocessionaire accounted for more than 5% of the Company’s receivables.

Loss and LAE Reserves. Gross loss and LAE reserves totaled $7,972.2 million at March 31, 2005 and $7,836.3 million at December 31, 2004. The increase during the three months ended March 31, 2005 is primarily attributable to increases in the Company’s exposure base, net prior period reserve adjustments in select areas, including catastrophe losses and normal variability in claim settlements.

The following tables summarize gross outstanding loss and LAE reserves, segregated into case reserves and IBNR reserves, which are managed on a combined basis, for the periods indicated.

Gross Reserves By Segment
	As of March 31, 2005
(Dollars in thousands)	Case Reserves	IBNR Reserves	Total Reserves	% of Total

U.S. Reinsurance	$1,417,183	$2,113,530	$3,530,713	44.3%
U.S. Insurance	589,430	887,404	1,476,834	18.5%
Specialty Underwriting	235,022	125,247	360,269	4.5%
International	439,388	354,416	793,804	10.0%
Bermuda	445,731	640,066	1,085,797	13.6%

Total excluding A&E	3,126,754	4,120,663	7,247,417	90.9%
A&E	604,517	120,308	724,825	9.1%

Total including A&E	$3,731,271	$4,240,971	$7,972,242	100.0%

	As of December 31, 2004
(Dollars in thousands)	Case Reserves	IBNR Reserves	Total Reserves	% of Total

U.S. Reinsurance	$1,354,647	$2,174,762	$3,529,409	45.0%
U.S. Insurance	599,200	793,451	1,392,651	17.7%
Specialty Underwriting	215,187	158,793	373,980	4.8%
International	421,804	359,073	780,877	10.0%
Bermuda	425,273	605,791	1,031,064	13.2%

Total excluding A&E	3,016,111	4,091,870	7,107,981	90.7%
A&E	571,939	156,386	728,325	9.3%

Total including A&E	$3,588,050	$4,248,256	$7,836,306	100.0%

The changes by segment generally reflect changes in earned premium, changes in business mix and the impact of reserve re-estimations together with claim settlement activity. The fluctuations for A&E reflect the impact of reserve re-evaluations and claim settlement activity.

The Company’s loss and LAE reserves reflect estimates of ultimate claim liability. Such estimates are re-evaluated on an ongoing basis, including re-estimates of prior period reserves, taking into consideration all available information and, in particular, newly reported loss and claim experience. The effect of such re-evaluations impacts incurred losses for the current period. The Company notes that its analytical methods and processes operate at multiple levels including individual contracts, groupings of like contracts, classes and lines of business, internal business units, segments, legal entities, and in the aggregate. The complexities of the Company’s business and operations require analyses and adjustments, both qualitative and quantitative, at these various levels. Additionally, the attribution of reserves, change in reserves and incurred losses, between accident year and underwriting year requires adjustments and allocations, both qualitative and quantitative, at these various levels. All of these processes, methods and practices appropriately balance actuarial science, business expertise and management judgment in a manner intended to assure the accuracy, precision and consistency of the Company’s reserving practices, which are fundamental to the Company’s operation. The Company notes however, that the underlying reserves remain estimates, which are subject to variation, and that the relative degree of variability is generally least when reserves are considered in the aggregate and generally increases as the focus shifts to more granular data levels.

There can be no assurance that reserves for, and losses from, claim obligations will not increase in the future. However, management believes that the Company’s existing reserves and reserving methodologies lessen the probability that any such increase would have a material adverse effect on the Company’s financial condition, results of operations or cash flows. In this context, the Company notes that over the past 10 years, its past calendar year operations have been affected variably by effects from prior period reserve re-estimates, with such effects ranging from a favorable $35.4 million, representing 1.2% of the net prior period reserves for the year in which the adjustment was made, to an unfavorable $312.0 million, representing 6.0% of the net prior period reserves for the year in which the adjustment was made. The Company’s Annual Report on Form 10-K for the year ended December 31, 2004 discusses the Company’s past experience more fully in Part I, Item 1, “Changes in Historical Reserves”.

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

With respect to Mt. McKinley, where the Company has a direct relationship with policyholders, the Company’s aggressive litigation posture and the uncertainties inherent in the asbestos coverage and bankruptcy litigation have provided an opportunity to actively engage in settlement negotiations with a number of those policyholders who have potentially significant asbestos liabilities. Those discussions are oriented towards achieving reasonable negotiated settlements that limit Mt. McKinley’s liability to a given policyholder to a sum certain. In 2004, the Company concluded such settlements or reached agreement in principle with 9 of its high profile policyholders. The Company has currently identified 15 policyholders based on their past claim activity and/or potential future liabilities as “High Profile Policyholders” and its settlement efforts are generally directed at such policyholders, in part because their exposures have developed to the point where both the policyholder and the Company have sufficient information to be motivated to settle. The Company believes that this active approach will ultimately result in a more cost-effective liquidation of Mt. McKinley’s liabilities than a passive approach, although it may also introduce additional variability in Mt. McKinley’s losses and cash flows as reserves are adjusted to reflect the development of negotiations and, ultimately, potentially accelerated settlements.

There is less potential for similar settlements with respect to the Company’s reinsurance asbestos claims. Ceding companies, with their direct obligation to insureds and overall responsibility for claim settlements, are not consistently aggressive in developing claim settlement information and conveying this information to reinsurers, which can introduce significant and perhaps inappropriate delays in the reporting of asbestos claims/exposures to reinsurers. These delays not only extend the timing of reinsurance claim settlements, but also restrict the information available to estimate the reinsurers’ ultimate exposure. At March 31, 2005 the Company had asbestos loss reserves of $630.0 million, of which $304.7 million was for assumed business and $325.3 million was for direct business.

The following table summarizes incurred losses with respect to A&E on both a gross and net of retrocessional basis for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2005	2004

Gross basis:
Beginning of period reserves	$728,325	$765,257
Incurred losses	18,000	66,000
Paid losses	(21,500)	(25,408)

End of period reserves	$724,825	$805,849

Net basis:
Beginning of period reserves	$506,675	$534,369
Incurred losses	18,000	63,197
Paid losses	(20,084)	(22,382)

End of period reserves	$504,591	$575,184

At March 31, 2005, the gross reserves for A&E losses were comprised of $138.1 million representing case reserves reported by ceding companies, $147.2 million representing additional case reserves established by the Company on assumed reinsurance claims, $319.2 million representing case reserves established by the Company on direct excess insurance claims, including Mt. McKinley, and $120.3 million representing IBNR reserves.

Industry analysts have developed a measurement, known as the survival ratio, to compare the A&E reserves among companies with such liabilities. The survival ratio is typically calculated by dividing a company’s current net reserves by the three year average of paid losses, and therefore measures the number of years that it would take to exhaust the current reserves based on historical payment patterns. Using this measurement, the Company’s net three year A&E survival ratio was 5.1 years at March 31, 2005. Adjusting for the effect of the reinsurance ceded under the reinsurance agreement with LM, this ratio rises to the equivalent of 6.8 years at March 31, 2005. The cession of $160.0 million to the stop loss reinsurance provided by LM in connection with the acquisition of Mt. McKinley results in unpaid proceeds that are not reflected in past net payments and effectively extend the funding available for future net payments. Because the survival ratio was developed as a comparative measure of reserve strength and not of absolute reserve adequacy, the Company considers, but does not rely on, the survival ratio when evaluating its reserves. In particular, the Company notes that loss payout variability, which can be material, due in part to the Company’s orientation to negotiated settlements, particularly on its Mt. McKinley exposures, significantly impairs the credibility and utility of this measure as an analytical tool.

The Company’s net three year survival ratio on its asbestos exposures only was 4.7 years for the period ended March 31, 2005. This three year survival ratio, when adjusted for the effect of the reinsurance ceded under the stop loss cover from LM, was 6.6 years and, when adjusted for settlements in place and structured settlements, which are either fully funded by reserves or subject to financial terms that substantially limit the potential variability in the liability, and the stop loss protection from LM, was 18.5 years.

Shareholders’ Equity. The Company’s shareholders’ equity increased to $3,755.7 million as of March 31, 2005 from $3,712.5 million as of December 31, 2004, principally reflecting $167.1 million of net income for the three months ended March 31, 2005 and $10.9 million in net proceeds from options exercised, partially offset by a decrease of $126.1 million in net unrealized depreciation of investments and $6.2 million of shareholder dividends.

LIQUIDITY AND CAPITAL RESOURCES

Capital.     The Company’s business operations are in part dependent on the Company’s financial strength, and the market’s perception thereof, as measured by shareholders’ equity, which was $3,755.7 million and $3,712.5 million at March 31, 2005 and December 31, 2004, respectively. The Company has flexibility with respect to capitalization as a result of its perceived financial strength, including its financial strength ratings as assigned by independent rating agencies, and its access to the debt and equity markets. The Company continuously monitors its capital and financial position, as well as investment and security market conditions, both in general and with respect to the Company’s securities, and responds accordingly.

From time to time the Company has used open market share repurchases to effectively adjust its capital position. It made no such purchases in 2004 or for the three months ended March 31, 2005. In September 2004, the Company’s authorization to purchase its shares was amended to authorize the repurchase of up to 5 million shares. The Company notes that, outside of its open market repurchase program, it repurchased 4,800 shares in 2004 from employees in connection with restricted share vestings where individual employees chose to discharge withholding tax liabilities on vesting shares by the surrender of a portion of such shares. At March 31, 2005, 5 million shares remained under the existing repurchase authorization.

The Company has a shelf registration statement on Form S-3 on file with the Securities and Exchange Commission (“SEC”), which was declared effective by the SEC on December 22, 2003, that provides for the issuance of up to $975 million of securities. Generally, under this shelf registration statement, Group is authorized to issue common shares, preferred shares, debt securities, warrants and hybrid securities, Holdings is authorized to issue debt securities and Everest Re Capital Trust II (“Capital Trust II”) and Everest Re Capital Trust III (“Capital Trust III”) are authorized to issue trust preferred securities. The following securities have been issued pursuant to that registration statement, which at March 31, 2005 has a remaining balance of $405.0 million.

o	On March 29, 2004, Capital Trust II, an unconsolidated affiliate, issued trust preferred securities resulting in a takedown from the shelf registration statement of $320 million. In conjunction with the issuance of Capital Trust II’s trust preferred securities, Holdings issued $329.9 million of 6.20% junior subordinated debt securities due March 29, 2034 to Capital Trust II. Part of the proceeds from the junior subordinated debt securities issuance was used for capital contributions to Holdings’ operating subsidiaries.

o	On October 6, 2004, Holdings completed a public offering of $250.0 million principal amount of 5.40% senior notes due October 15, 2014. The net proceeds were used to retire existing debt at Holdings, which was due and retired on March 15, 2005.

Liquidity.     The Company’s current investment strategy generally seeks to maximize after-tax income through a high quality, diversified, taxable bond and tax-preferenced fixed maturity portfolio, while maintaining an adequate level of liquidity. The Company’s mix of taxable and tax-preferenced investments is adjusted continuously, consistent with the Company’s current and projected operating results, market conditions and tax position. With changes the Company perceives in overall investment market conditions, and more specifically the acquisition of $147.9 million of equity securities into the overall investment portfolio in 2005 and $496.5 million of equity securities into the overall investment portfolio in 2004, the Company is reweighting its overall portfolio to modestly increase the emphasis on total return.

The Company’s liquidity requirements are generally met from positive cash flow from operations. Positive cash flow results from reinsurance and insurance premiums being collected prior to disbursements for claims, which disbursements generally take place over an extended period after the collection of premiums, sometimes a period of many years. Collected premiums are generally invested, prior to their use in such disbursements, and investment income provides additional funding for loss payments. The Company’s net cash flows from operating activities were $325.2 million and $399.6 million for the three months ended March 31, 2005 and 2004, respectively. Additionally, these cash flows reflected net tax payments of $36.9 million and $19.5 million for the three months ended March 31, 2005 and 2004, respectively; catastrophe loss payments of $89.6 million and $6.0 million for the three months ended March 31, 2005 and 2004, respectively; and asbestos loss payments of $20.2 million and $18.1 million for the three months ended March 31, 2005 and 2004, respectively.

In periods for which disbursements for claims and benefits, policy acquisition costs and other operating expenses exceed premium inflows, cash flow from insurance operations would be negative. The effect on cash flow from operations would be partially offset by cash flow from investment income. Additionally, cash flow from investment maturities and dispositions, both short-term investments and longer term maturities, would further mitigate the impact on total cash flow.

As the exact timing of the payment of claims and benefits cannot be predicted with certainty, the Company maintains portfolios of long-term invested assets with varying maturities, along with short-term investments that are intended to provide adequate cash for payment of claims. At March 31, 2005 and December 31, 2004 the Company held cash and short-term investments of $580.1 million and $770.8 million, respectively. In addition to these cash and short-term investments at March 31, 2005, the Company had $0.3 billion, at fair value, of available for sale fixed maturity securities maturing within one year or less, $1.9 billion maturing within one to five years and $7.7 billion maturing after five years. These securities, in conjunction with the short-term investments and positive cash flow from operations, provide adequate sources of liquidity for the expected payment of losses in the near future. The Company does not anticipate selling securities or using available credit facilities to pay losses and LAE but has the ability to do so. Sales might result in realized capital gains or losses and the Company notes that at March 31, 2005 it has $166.2 million of net unrealized appreciation, net of $87.7 million of taxes, comprised of $346.1 million of pre-tax appreciation and $92.2 million of pre-tax depreciation.

Management expects the trend of positive cash flow from operations, which in general reflects the strength of overall pricing, to persist over the near term. However, in the intermediate and long term, the continuation of that trend will be impacted by the extent to which competitive pressures weaken overall pricing available in the Company’s markets and the extent to which the Company successfully implements its strategy of emphasizing profitability over volume.

Effective December 8, 2004, Group, Bermuda Re, and Everest International Reinsurance, Ltd. (“Everest International”) entered into a new three year, $750 million senior credit facility with a syndicate of lenders (the “Group Credit Facility”). Wachovia Bank is the administrative agent for the Group Credit Facility. The Group Credit Facility consists of two tranches. Tranche one provides up to $250 million of revolving credit for liquidity and general corporate purposes, and for the issuance of standby letters of credit. The interest on the revolving loans shall, at the option of each of the borrowers, be either (1) Base Rate Loans (as defined below) or (2) an adjusted London Interbank Offered Rate (“LIBOR”) plus a margin. The Base Rate is the higher of the rate of interest established by Wachovia Bank from time to time as its prime rate or the Federal Funds rate, in each case plus 0.5% per annum. The amount of margin and the fees payable for the Group Credit Facility depend on Group’s senior unsecured debt rating. Tranche two exclusively provides up to $500 million for the issuance of standby letters of credit on a collateralized basis.

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth amount. Minimum net worth is an amount equal to the sum of (i) $2,599 million (base amount) plus (ii) (A) 25% of consolidated net income for each of Group’s fiscal quarters and (B) 50% of any increase in consolidated net worth attributable to the issuance of ordinary and preferred shares. The base amount is reset at the end of each fiscal year to be the greater of 70% of Group’s consolidated net worth as of the last day of the fiscal year and the calculated minimum amount of net worth prior to the last day of the fiscal year. As of March 31, 2005, the Company was in compliance with these covenants.

During the three months ended March 31, 2005, there were no borrowings under tranche one of the Group Credit Facility. As of March 31, 2005, the Company had $65.0 million of letters of credit outstanding under tranche two of the Group Credit Facility. In addition, the Company has $284.8 million in letters of credit outstanding at March 31, 2005 under a $300 million bilateral agreement with Citibank. All of these letters of credit are collateralized by the Company’s cash and investments. These letters of credit are generally used to collateralize reinsurance assumed by Bermuda Re from jurisdictions where collateralization is generally required for the ceding company to receive credit for such reinsurance recoverables from its principal regulator. Bermuda Re and Everest International also used trust arrangements to provide collateralization to ceding companies, including affiliates. The Company generally avoids providing collateral except where required for ceding companies to receive credit from their regulators. Additionally, at March 31 2005, $179.7 million of assets were deposited in trust accounts, primarily on behalf of Bermuda Re, as security for reinsurance recoverables of certain non-affiliated ceding companies.

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

The Holdings Credit Facility requires Holdings to maintain a debt to capital ratio of not greater than 0.35 to 1, Holdings to maintain a minimum interest coverage ratio of 2.5 to 1 and Everest Re to maintain its statutory surplus at $1.0 billion plus 25% of future aggregate net income and 25% of future aggregate capital contributions. As of March 31, 2005, the Company was in compliance with these covenants.

During the three months ended March 31, 2005 and 2004, there were no payments made and no incremental borrowings under the Holdings Credit Facility. As of March 31, 2005 and 2004, there were outstanding Holdings Credit Facility borrowings of $0.0 million and $70.0 million, respectively. Interest expense and fees incurred in connection with the credit line was $0.1 million for the three months ended March 31, 2005. Interest expense and fees incurred in connection with the borrowings was $0.3 million for the three months ended March 31, 2004.

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

The Company’s $11.5 billion investment portfolio at March 31, 2005 is principally comprised of fixed maturity securities, which are subject to interest rate risk and foreign currency rate risk, and equity securities, which are subject to equity price risk. The impact of the foreign exchange risks on the investment portfolio is generally mitigated by changes in the value of operating assets and liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity portfolio, including short-term investments, due to change in market interest rates. In a declining interest rate environment, it includes prepayment risk on the $1,438.3 million of mortgage-backed securities in the $9,917.7 million fixed maturity portfolio. Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The table below displays the potential impact of market value fluctuations and after-tax unrealized appreciation on the Company’s fixed maturity portfolio as of March 31, 2005 based on parallel 200 basis point shifts in interest rates up and down in 100 basis point increments. For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually. To generate appropriate price estimates on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account. For legal entities with a non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios. All amounts are in U.S. dollars and are presented in millions.

As of March 31, 2005 Interest Rate Shift in Basis Points

	-200	-100	0	100	200

Total Market Value	$11,521.3	$10,939.4	$10,346.3	$9,735.7	$9,146.9
Market Value Change from Base (%)	11.4%	5.7%	0.0%	-5.9%	-11.6%
Change in Unrealized Appreciation
After-tax from Base ($)	$876.8	$441.3	$-	$(451.4)	$(887.0)

The Company had $7,972.2 million and $7,836.3 million of reserves for loss and LAE as of March 31, 2005 and December 31, 2004. These amounts are recorded at their nominal or estimated ultimate payment amount, as opposed to fair value, which would reflect a discount adjustment to reflect the time value of money. Since losses are paid out over a period of time, the fair value of the reserves is less than the nominal value. As interest rates rise, the fair value of the reserves decreases and, conversely, if interest rates decline, the fair value will increase. These movements are the opposite of the interest rate impacts on the fair value of investments since reserves are future obligations. While the difference between fair value and nominal value is not reflected in the Company’s financial statements, the Company’s financial results will include investment income over time from the investment portfolio until the claims are paid. The Company’s loss and loss reserve obligations have an expected duration of approximately 4.5 years, which is reasonably consistent with the Company’s fixed income portfolio. If the company were to discount its loss and LAE reserves, net of reinsurance receivable on unpaid losses, the discount would be approximately $1.5 billion resulting in a discounted reserve balance of approximately $5.4 billion, representing approximately 52% of the fixed maturity market value. The existence of such obligations, and the variable differential between ultimate and fair value, which in theory applies equally to invested assets and insurance liabilities, provides substantial mitigation of the economic effects of interest rate variability even though such mitigation is not reflected in the Company’s financial statements.

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

The table below displays the impact on market value and after-tax unrealized appreciation of a 20% change in equity prices up and down in 10% increments for the period indicated. The growth in exposure is primarily due to the growth in the equity portfolio. All amounts are in U.S. dollars and are presented in millions.

As of March 31, 2005 Change in Equity Values in Percent

	-20%	-10%	0%	10%	20%

Market Value of the Equity Portfolio	$639.0	$718.9	$798.8	$878.7	$958.5
After-tax Change in Unrealized Appreciation	$(104.8)	$(52.4)	$-	$52.4	$104.8

Foreign currency rate risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates. Each of the Company’s non-U.S./Bermuda (“foreign”) operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines. Generally, the Company prefers to maintain the capital of its operations in U.S. dollar assets, although this varies by regulatory jurisdiction in accordance with market needs. Each foreign operation may conduct business in its local currency, as well as the currency of other countries in which it operates. The primary foreign currency exposures for these foreign operations are the Canadian Dollar, the British Pound Sterling and the Euro. The Company mitigates foreign exchange exposure by a general matching of the currency and duration of its assets to its corresponding operating liabilities. In accordance with Financial Accounting Standards Board Statement No. 52, the Company translates the assets, liabilities and income of non-U.S. dollar functional currency legal entities to the U.S. dollar. This translation amount is reported as a component of other comprehensive income. As of March 31, 2005, there has been no material change in exposure to foreign exchange rates as compared to December 31, 2004.

Although not considered material in the context of the Company’s aggregate exposure to market sensitive instruments, the Company has issued five specialized equity put options based on the S&P 500 index that are market sensitive and sufficiently unique to warrant supplemental disclosure.

During 2001, the Company sold five specialized equity put options based on the S&P 500 index for total consideration, net of commissions, of $16.9 million. These contracts each have a single exercise date, with maturities ranging from 18 to 30 years and strike prices ranging from $1,141.21 to $1,540.63. No amounts will be payable under these contracts if the S&P 500 index is at or above the strike price on the exercise dates. If the S&P 500 index is lower than the strike price on the applicable exercise date, the amount due will vary proportionately with the percentage by which the index is below the strike price. Based on historical index volatilities and trends and the March 31, 2005 index value, the Company estimates the probability for each contract of the S&P 500 index being below the strike price on the exercise date to be less than 6.9%. The theoretical maximum payouts under the contracts would occur if on each of the exercise dates the S&P 500 index value were zero.

As these specialized equity put options are derivatives within the framework of FAS 133, the Company reports the fair value of these instruments in its balance sheet and records any changes to fair value in its statement of operations. The Company has recorded fair values for its obligations on these specialized equity put options at March 31, 2005 and December 31, 2004 of $22.7 million and $21.5 million, respectively; however, the Company does not believe that the ultimate settlement of these transactions is likely to require a payment that would exceed the initial consideration received or any payment at all.

As there is no active market for these instruments, the determination of their fair value is based on an industry accepted option pricing model, which requires estimates and assumptions, including those regarding volatility and expected rates of return.

The table below estimates the impact of potential movements in interest rates and the S&P 500 index, which are the principal factors affecting fair value of these instruments, looking forward from the fair value at March 31, 2005. These are estimates and there can be no assurance regarding future market performance. The asymmetrical results of the interest rate and S&P 500 index shifts reflect that the liability cannot fall below zero whereas it can increase to its theoretical maximum.

As of March 31, 2005 S&P 500 Index Put Options Obligation - Sensitivity Analysis (Dollars in millions)

Interest Rate Shift in Basis Points:	-100	-50	0	50	100

Total Market Value	$34.7	$28.1	$22.7	$18.2	$14.6
Market Value Change from Base (%)	-53.0%	-23.9%	0.0%	19.6%	35.7%
S&P Index Shift in Points:	-200	-100	0	100	200

Total Market Value	$30.0	$26.0	$22.7	$19.9	$17.5
Market Value Change from Base (%)	-32.1%	-14.6%	0.0%	12.3%	22.7%
Combined Interest Rate / S&P Index Shift:	-100 / -200	-50 / -100	0 / 0	50 / 100	100 / 200

Total Market Value	$44.6	$32.0	$22.7	$15.9	$11.0
Market Value Change from Base (%)	-96.5%	-41.1%	0.0%	30.0%	51.6%

Safe Harbor Disclosure. This report contains forward-looking statements within the meaning of the U.S. federal securities laws. The Company intends these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the federal securities laws. In some cases, these statements can be identified by the use of forward-looking words such as “may”, “will”, “should”, “could”, “anticipate”, “estimate”, “expect”, “plan”, “believe”, “predict”, “potential” and “intend”. Forward-looking statements contained in this report include information regarding the Company’s reserves for losses and LAE, the adequacy of the Company’s provision for uncollectible balances, estimates of the Company’s catastrophe exposure, the effects of catastrophic events on the Company’s financial statements, the ability of Everest Re, Holdings and Bermuda Re to pay dividends and the settlement costs of the Company’s specialized equity put options. Forward-looking statements only reflect the Company’s expectations and are not guarantees of performance. These statements involve risks, uncertainties and assumptions. Actual events or results may differ materially from the Company’s expectations. Important factors that could cause the Company’s actual events or results to be materially different from the Company’s expectations include the uncertainties that surround the estimating of reserves for losses and LAE, those discussed in Note 5 of Notes to

Consolidated Financial Statements (unaudited) included in this report and the risks described under the caption “Risk Factors” in the Company’s most recent Annual Report on Form 10-K, Part II, Item 7. The Company undertakes no obligation to update or revise publicly any forward looking statements, whether as a result of new information, future events or otherwise.

Part I — Item 3

EVEREST RE GROUP, LTD.
QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

Market Risk Instruments.   See "Liquidity and Capital Resources - Market Sensitive Instruments" in Part I - Item 2.

Part I – Item 4

EVEREST RE GROUP, LTD.
CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company’s management carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter covered by this report.

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

Part II – Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

Dated: May 4, 2005