Form 10-Q
period 2005-06-30
EVEREST RE GROUP LTD
filed 2005-08-09
CIK 1095073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:	Commission file number:
June 30, 2005	1-15731

EVEREST RE GROUP, LTD.
(Exact name of registrant as specified in its charter)

Bermuda	98-0365432
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

YES X	NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

YES X	NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Number of Shares Outstanding
Class	at August 1, 2005

Common Shares, $.01 par value	56,404,419

EVEREST RE GROUP, LTD.

Index To Form 10-Q

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements	Page

Consolidated Balance Sheets at June 30, 2005 (unaudited)
and December 31, 2004	3

Consolidated Statements of Operations and Comprehensive Income
for the three and six months ended June 30, 2005 and 2004 (unaudited)	4

Consolidated Statements of Changes in Shareholders’ Equity for the
three and six months ended June 30, 2005 and 2004 (unaudited)	5

Consolidated Statements of Cash Flows for the three and six months ended
June 30, 2005 and 2004 (unaudited)	6

Notes to Consolidated Interim Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosures About Market Risk	54

Item 4. Controls and Procedures	55

PART II

OTHER INFORMATION

Item 1. Legal Proceedings	56

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	56

Item 3. Defaults Upon Senior Securities	56

Item 4. Submission of Matters to a Vote of Security Holders	57

Item 5. Other Information	57

Item 6. Exhibits	58
EVEREST RE GROUP, LTD. CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value per share)	June 30, 2005	December 31, 2004

	(unaudited)
ASSETS:
Fixed maturities - available for sale, at market value
(amortized cost: 2005, $9,622,490; 2004, $9,609,617)	$9,984,159	$9,947,172
Equity securities, at market value (cost: 2005, $961,417; 2004, $571,717)	1,050,192	650,871
Short-term investments	581,832	585,875
Other invested assets (cost: 2005, $230,250; 2004, $160,188)	231,469	161,324
Cash	112,949	184,930

Total investments and cash	11,960,601	11,530,172
Accrued investment income	130,247	130,216
Premiums receivable	1,301,677	1,314,160
Reinsurance receivables	1,079,501	1,210,795
Funds held by reinsureds	222,373	195,944
Deferred acquisition costs	327,926	331,909
Prepaid reinsurance premiums	80,207	84,646
Deferred tax asset	163,341	159,874
Taxes recoverable	2,209	-
Other assets	151,587	115,050

TOTAL ASSETS	$15,419,669	$15,072,766

LIABILITIES:
Reserve for losses and adjustment expenses	$8,049,026	$7,836,306
Future policy benefit reserve	142,405	152,179
Unearned premium reserve	1,573,369	1,595,630
Funds held under reinsurance treaties	221,173	282,472
Losses in the course of payment	41,039	19,069
Contingent commissions	1,422	2,509
Other net payable to reinsurers	37,049	47,462
Current federal income taxes	-	31,854
8.5% Senior notes due 3/15/2005	-	249,976
8.75% Senior notes due 3/15/2010	199,392	199,341
5.4% Senior notes due 10/15/2014	249,600	249,584
Junior subordinated debt securities payable	546,393	546,393
Accrued interest on debt and borrowings	10,041	16,426
Other liabilities	267,225	131,047

Total liabilities	11,338,134	11,360,248

Commitments and Contingencies (Note 5)
SHAREHOLDERS' EQUITY:
Preferred shares, par value: $0.01; 50 million shares authorized;
no shares issued and outstanding	-	-
Common shares, par value: $0.01; 200 million shares authorized;
(2005) 56.4 million and (2004) 56.2 million issued	569	566
Additional paid-in capital	997,626	983,025
Unearned compensation	(7,103)	(7,108)
Accumulated other comprehensive income, net of deferred income taxes of
$139.9 million at 2005 and $135.6 million at 2004	334,270	328,737
Retained earnings	2,779,123	2,430,248
Treasury shares, at cost; 0.5 million shares (2005 and 2004)	(22,950)	(22,950)

Total shareholders' equity	4,081,535	3,712,518

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$15,419,669	$15,072,766

The accompanying notes are an integral part of the consolidated financial statements

EVEREST RE GROUP, LTD. CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
	Three Months Ended June 30,		Six Months Ended June 30,

(Dollars in thousands, except per share amounts)	2005	2004	2005	2004

	(unaudited)		(unaudited)
REVENUES:
Premiums earned	$1,092,500	$1,004,258	$2,098,415	$2,059,323
Net investment income	137,448	136,845	270,334	237,742
Net realized capital gains	27,309	116,681	29,786	81,773
Net derivative (expense) income	(6,816)	4,382	(8,037)	630
Other (expense) income	(885)	1,951	(6,275)	3,411

Total revenues	1,249,556	1,264,117	2,384,223	2,382,879

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	690,615	675,513	1,358,869	1,387,041
Commission, brokerage, taxes and fees	276,585	214,886	498,907	437,665
Other underwriting expenses	30,151	28,369	58,907	51,967
Interest expense on senior notes	7,709	9,736	19,944	19,472
Interest expense on junior subordinated debt	9,362	9,248	18,724	13,667
Interest expense on credit facility	98	334	208	658

Total claims and expenses	1,014,520	938,086	1,955,559	1,910,470

INCOME BEFORE TAXES	235,036	326,031	428,664	472,409
Income tax expense	40,856	62,064	67,389	82,341

NET INCOME	$194,180	$263,967	$361,275	$390,068

Other comprehensive income (loss), net of tax	134,158	(266,467)	5,533	(199,604)

COMPREHENSIVE INCOME (LOSS)	$328,338	$(2,500)	$366,808	$190,464

PER SHARE DATA:
Average shares outstanding (000's)	56,266	55,933	56,204	55,852
Net income per common share - basic	$3.45	$4.72	$6.43	$6.98

Average diluted shares outstanding (000's)	57,128	56,860	57,102	56,846
Net income per common share - diluted	$3.40	$4.64	$6.33	$6.86

The accompanying notes are an integral part of the consolidated financial statements

EVEREST RE GROUP, LTD. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
	Three Months Ended June 30,		Six Months Ended June 30,

(Dollars in thousands, except share amounts)	2005	2004	2005	2004

	(unaudited)		(unaudited)
COMMON SHARES (shares outstanding):
Balance, beginning of period	56,350,889	55,918,984	56,177,902	55,677,044
Issued during the period, net	49,450	145,522	222,437	387,462

Balance, end of period	56,400,339	56,064,506	56,400,339	56,064,506

COMMON SHARES (par value):
Balance, beginning of period	$568	$564	$566	$561
Issued during the period, net	1	1	3	4

Balance, end of period	569	565	569	565

ADDITIONAL PAID IN CAPITAL:
Balance, beginning of period	993,468	966,699	983,025	954,658
Common shares issued during the period, net	4,158	7,985	14,601	20,026

Balance, end of period	997,626	974,684	997,626	974,684

UNEARNED COMPENSATION:
Balance, beginning of period	(6,664)	(4,971)	(7,108)	(5,257)
Net (increase) decrease during the period	(439)	286	5	572

Balance, end of period	(7,103)	(4,685)	(7,103)	(4,685)

ACCUMULATED OTHER COMPREHENSIVE INCOME,
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	200,112	346,940	328,737	280,077
Net increase (decrease) during the period	134,158	(266,467)	5,533	(199,604)

Balance, end of period	334,270	80,473	334,270	80,473

RETAINED EARNINGS:
Balance, beginning of period	2,591,145	2,078,320	2,430,248	1,957,811
Net income	194,180	263,967	361,275	390,068
Dividends declared ($0.11 and $0.22 per share in 2005,
and $0.10 and $0.20 per share in 2004)	(6,202)	(5,605)	(12,400)	(11,197)

Balance, end of period	2,779,123	2,336,682	2,779,123	2,336,682

TREASURY SHARES AT COST:
Balance, beginning of period	(22,950)	(22,950)	(22,950)	(22,950)
Treasury shares acquired during the period	-	-	-	-

Balance, end of period	(22,950)	(22,950)	(22,950)	(22,950)

TOTAL SHAREHOLDERS' EQUITY, END OF PERIOD	$4,081,535	$3,364,769	$4,081,535	$3,364,769

The accompanying notes are an integral part of the consolidated financial statements

EVEREST RE GROUP, LTD. CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended June 30,		Six Months Ended June 30,

(Dollars in thousands)	2005	2004	2005	2004

	(unaudited)		(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$194,180	$263,967	$361,275	$390,068
Adjustments to reconcile net income to net cash provided by
operating activities:
(Increase) decrease in premiums receivable	(26,235)	(23,261)	6,543	(159,345)
(Increase) decrease in funds held by reinsureds, net	(56,041)	4,179	(93,123)	(53,588)
Decrease (increase) in reinsurance receivables	106,051	(21,448)	117,194	(528)
Decrease (increase) in deferred tax asset	3,466	(17,764)	(9,182)	(15,354)
Increase in reserve for losses and loss adjustment expenses	136,651	283,059	277,343	621,244
Decrease in future policy benefit reserve	(7,428)	(44,884)	(9,774)	(47,293)
(Decrease) increase in unearned premiums	(19,345)	23,994	(18,503)	142,739
(Decrease) increase in other assets and liabilities	(17,034)	34,304	2,040	(17,825)
Non-cash compensation expense	449	286	893	572
Amortization of bond premium	3,633	7,070	11,277	13,501
Amortization of underwriting discount on senior notes	33	49	91	97
Realized capital gains	(27,309)	(116,681)	(29,786)	(81,773)

Net cash provided by operating activities	291,071	392,870	616,288	792,515

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale	205,674	191,095	328,689	359,881
Proceeds from fixed maturities sold - available for sale	1,051,729	625,788	1,171,999	1,138,675
Proceeds from equity securities sold	10,331	6,678	10,331	7,995
Proceeds from other invested assets sold	28,941	4,032	30,722	4,312
Cost of fixed maturities acquired - available for sale	(1,186,966)	(740,624)	(1,554,934)	(1,800,771)
Cost of equity securities acquired	(232,696)	(101,462)	(400,717)	(209,692)
Cost of other invested assets acquired	(82,761)	(8,163)	(89,178)	(8,452)
Net (purchases) sales of short-term securities	(152,672)	(252,449)	6,194	(680,247)
Net increase (decrease) in unsettled securities transactions	39,758	(120,045)	70,932	(18,890)

Net cash used in investing activities	(318,662)	(395,150)	(425,962)	(1,207,189)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares issued during the period	3,271	7,986	13,716	20,030
Dividends paid to shareholders	(6,202)	(5,605)	(12,400)	(11,197)
Repayment of senior notes	-	-	(250,000)	-
Net proceeds from issuance of junior subordinated notes	-	-	-	319,997

Net cash (used in) provided by financing activities	(2,931)	2,381	(248,684)	328,830

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(8,051)	3,294	(13,623)	5,572

Net (decrease) increase in cash	(38,573)	3,395	(71,981)	(80,272)
Cash, beginning of period	151,522	101,192	184,930	184,859

Cash, end of period	$112,949	$104,587	$112,949	$104,587

SUPPLEMENTAL CASH FLOW INFORMATION
Cash transactions:
Income taxes paid, net	$70,561	$36,651	$107,451	$56,179
Interest paid	$16,322	$9,727	$45,169	$33,684
Non-cash financing transactions:
Issuance of common shares	$888	$-	$888	$-
The accompanying notes are an integral part of the consolidated financial statements

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended June 30, 2005 and 2004

1. General

As used in this document, “Group” means Everest Re Group, Ltd.; “Holdings” means Everest Reinsurance Holdings, Inc.; “Everest Re” means Everest Reinsurance Company and its subsidiaries (unless the context otherwise requires); and the “Company” means Everest Re Group, Ltd. and its subsidiaries.

The consolidated financial statements of the Company for the three and six months ended June 30, 2005 and 2004 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis. Certain financial information, which is normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America, has been omitted since it is not required for interim reporting purposes. The year end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America. The results for the three and six months ended June 30, 2005 and 2004 are not necessarily indicative of the results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2004, 2003 and 2002 included in the Company’s most recent Form 10-K filing.

2. New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 addresses whether certain types of entities, referred to as variable interest entities (“VIEs”), should be consolidated or deconsolidated in a company’s financial statements. During October 2003, the FASB deferred the effective date of FIN 46 provisions for VIEs created prior to February 1, 2003 to the first reporting period ending after December 15, 2003. During December 2003, the FASB issued FIN 46R, replacing FIN 46. FIN 46R became effective, for entities that had not adopted FIN 46, as of December 24, 2003. The Company adopted FIN 46R in the first quarter of 2004, resulting in the deconsolidation of Everest Re Capital Trust (“Capital Trust”) and Everest Re Capital Trust II (“Capital Trust II”).

In March 2004, the FASB’s Emerging Issue Task Force (“EITF”) reached a final consensus on Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. This issue establishes guidance for determining whether to record impairment losses associated with investments in certain equity and debt securities. The application of this issue was required for reporting periods beginning after June 15, 2004. On September 30, 2004, the FASB issued a FASB Staff Position EITF Issue 03-1-1, which delayed the effective date for the measurement and recognition guidance included in paragraphs 10 through 20 of EITF Issue 03-1. On June 29, 2005, the FASB met and reached a decision to issue the FASB Staff Position (“FSP”) FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” to replace the guidance set forth in paragraphs 10-18 of Issue 03-1 with references to existing other than temporary impairment guidance. FSP FAS 115-1 would be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The Company is unable to predict the impact on other-than-temporary impairments until the guidance is finalized. Currently, the Company continues to apply Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Six Months Ended June 30, 2005 and 2004

Debt and Equity Securities” (“FAS 115”), and the Securities and Exchange Commission (“SEC”)‘s Staff Accounting Bulletin Topic 5:M, “Other Than Temporary Impairment Of Certain Investments In Debt And Equity Securities” and believes that unrealized losses in its investment portfolio are temporary in nature.

In December 2004, the FASB issued FASB Statement No. 123(R) “Share-Based Payment” (“FAS 123(R)”). FAS 123(R) requires all share-based compensation awards granted, modified or settled after December 15, 1994 to be accounted for using the fair value method of accounting. Under the modified prospective application, compensation cost is recognized for the outstanding, non-vested awards based on the grant date fair value of those awards as calculated under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-based Compensation” (“FAS 123”). As the Company implemented FAS 123 prospectively for grants issued on or after January 1, 2002, the Company does not expect the adoption of the statement to have a material impact on the Company’s financial condition or results of operations. The application of FAS 123(R) will become effective for fiscal years starting after June 15, 2005.

3. Capital Transactions

The Company has a shelf registration statement on Form S-3 on file with the SEC, which was declared effective by the SEC on December 22, 2003, that provides for the issuance of up to $975.0 million of securities. Generally, under this shelf registration statement, Group is authorized to issue common shares, preferred shares, debt securities, warrants and hybrid securities, Holdings is authorized to issue debt securities and Capital Trust II and Everest Re Capital Trust III (“Capital Trust III”) are authorized to issue trust preferred securities. The following securities have been issued pursuant to that registration statement, which at June 30, 2005 has a remaining balance of $405.0 million.

o	On March 29, 2004, Capital Trust II, an unconsolidated affiliate, issued trust preferred securities resulting in a takedown from the shelf registration statement of $320 million. In conjunction with the issuance of Capital Trust II’s trust preferred securities, Holdings issued $329.9 million of 6.20% junior subordinated debt securities due March 29, 2034 to Capital Trust II. Part of the proceeds from the junior subordinated debt securities issuance was used for capital contributions to Holdings’ operating subsidiaries.

o	On October 6, 2004, Holdings completed a public offering of $250.0 million principal amount of 5.40% senior notes due October 15, 2014. The net proceeds were used to retire existing debt of Holdings, which came due on March 15, 2005.

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Six Months Ended June 30, 2005 and 2004

4. Earnings Per Common Share

Net income per common share has been computed below, based upon weighted average common and dilutive shares outstanding.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2005	2004	2005	2004

Net income (numerator)	$194,180	$263,967	$361,275	$390,068

Weighted average common and effect of
dilutive shares used in the computation
of net income per share:
Weighted average shares
outstanding - basic (denominator)	56,266	55,933	56,204	55,852
Effect of dilutive shares	862	927	898	994

Weighted average shares
outstanding - diluted (denominator)	57,128	56,860	57,102	56,846

Net income per common share:
Basic	$3.45	$4.72	$6.43	$6.98
Diluted	$3.40	$4.64	$6.33	$6.86

Options to purchase 5,000 common shares at a price of $87.40 were outstanding for the three and six months ended June 30, 2005, but were not included in the computation of earnings per diluted share because the options’ exercise price was greater than the average market price of the common shares for the relevant periods. All options to purchase common shares for the three and six months ended June 30, 2004 were included in the computation of diluted earnings per share as the average market price was greater than the options’ exercise price of the common shares during the relevant periods. All outstanding options expire on or between October 6, 2005 and February 23, 2015.

The Company follows the fair value recognition provisions of FAS 123 with respect to all employee awards granted after January 1, 2002. Expense associated with stock options included in the Company’s statement of operations for the three and six months ended June 30, 2005 was $0.7 million or $0.01 per diluted share and $1.4 million or $0.03 per diluted share, respectively. For the three and six months ended June 30, 2004 net income was reduced by $0.5 million or $0.01 per diluted share and $0.9 million or $0.02 per diluted share, respectively.

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
(continued)

For the Three and Six Months Ended June 30, 2005 and 2004

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

In 1993 and prior, the Company had a business arrangement with The Prudential Insurance Company of America (“The Prudential”) wherein, for a fee, the Company accepted settled claim payment obligations of certain property and casualty insurers and, concurrently, became the owner of the annuity or assignee of the annuity proceeds funded by the property and casualty insurers specifically to fulfill these fully settled obligations. In these circumstances, the Company would be liable if The Prudential, which has an A+ (Superior) financial strength rating from A.M. Best Company (“A.M. Best”), were unable to make the annuity payments. The estimated cost to replace all such annuities for which the Company was contingently liable at June 30, 2005 was $156.3 million.

Prior to its 1995 initial public offering, the Company purchased annuities from an unaffiliated life insurance company with an A+ (Superior) financial strength rating from A.M. Best to settle certain claim liabilities of the Company. Should the life insurance company become unable to make the annuity payments, the Company would be liable for those claim liabilities. The estimated cost to replace such annuities at June 30, 2005 was $18.1 million.

6. Other Comprehensive Income

The following table presents the components of other comprehensive income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2005	2004	2005	2004

Net unrealized appreciation
(depreciation) of investments,
net of deferred income taxes	$152,832	$(265,345)	$26,725	$(195,738)
Currency translation adjustments,
net of deferred income taxes	(18,674)	(1,122)	(19,039)	(3,866)
Additional minimum pension liability	-	-	(2,153)	-

Other comprehensive income (loss),
net of deferred income taxes	$134,158	$(266,467)	$5,533	$(199,604)

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Six Months Ended June 30, 2005 and 2004

7. Letters of Credit

The Company has arrangements available for the issuance of letters of credit, which letters are generally collateralized by the Company’s cash and investments. The Company’s agreement with Citibank is a bilateral letter of credit agreement only, while the Company’s other facility, the Wachovia Syndicated Facility, involves a syndicate of lenders (see Note 11, tranche two of the Group Credit Facility), with Wachovia acting as administrative agent. Under similar arrangements, at June 30, 2005 and December 31, 2004, letters of credit for $299.7 million and $350.9 million, respectively, were issued and outstanding, generally supporting reinsurance provided by the Company’s non-U.S. operations. The following table summarizes the Company’s letters of credit as of June 30, 2005. All dollar amounts are in thousands.

Bank		Commitment		In Use		Year of Expiry

Citibank			$300,000		$11,661 10,875 150,545 61,926	08/31/2005 12/31/2005 12/31/2006 12/31/2007

Total Citibank Agreement					$235,007

Wachovia Syndicated Facility	Tranche 1 Tranche 2	$ $	250,000 500,000	$ $	- 1,750 750 45,882 16,285 32	- 10/31/2005 11/03/2005 11/13/2005 12/31/2005 05/09/2006

Total Wachovia Syndicated Facility					$64,699

Total letters of credit					$299,706

8. Trust Agreements

Certain subsidiaries of the Company, principally Everest Reinsurance (Bermuda), Ltd. (“Bermuda Re”), a Bermuda insurance company and direct subsidiary of Group, have established trust agreements as security for assumed losses payable to certain non-affiliated ceding companies, which effectively use Company investments as collateral. At June 30, 2005, the total amount on deposit in trust accounts was $178.3 million.

9. Senior Notes

On October 12, 2004, Holdings completed a public offering of $250.0 million principal amount of 5.40% senior notes due October 15, 2014. On March 14, 2000, Holdings completed public offerings of $200.0 million principal amount of 8.75% senior notes due March 15, 2010 and $250.0 million principal amount of 8.50% senior notes due and retired on March 15, 2005.

Interest expense incurred in connection with these senior notes was $7.7 million and $9.7 million for the three months ended June 30, 2005 and 2004, respectively, and $19.9 million and $19.5 million for the six months ended June 30, 2005 and 2004, respectively. Market value, which is

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Six Months Ended June 30, 2005 and 2004

based on quoted market price at June 30, 2005 was $260.1 million for the 5.40% senior notes and $234.4 million for the 8.75% senior notes.

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

Fair value, which is primarily based on quoted market price of the related trust preferred securities at June 30, 2005, was $314.4 million for the 6.20% junior subordinated debt securities and $230.3 million for the 7.85% junior subordinated debt securities.

Interest expense incurred in connection with these junior subordinated notes was $9.4 million and $9.2 million for the three months ended June 30, 2005 and 2004 respectively, and $18.7 million and $13.7 million for the six months ended June 30, 2005 and 2004, respectively.

Capital Trust and Capital Trust II are wholly owned finance subsidiaries of Holdings.

Holdings considers that the mechanisms and obligations relating to the trust preferred securities, taken together, constitute a full and unconditional guarantee by Holdings of Capital Trust and Capital Trust II’s payment obligations with respect to their respective trust preferred securities.

There are certain regulatory and contractual restrictions on the ability of Holdings’ operating subsidiaries to transfer funds to Holdings in the form of cash dividends, loans or advances. The insurance laws of the State of Delaware, where Holdings’ direct insurance subsidiaries are domiciled, require regulatory approval before those subsidiaries can pay dividends or make loans or advances to Holdings that exceed certain statutory thresholds. In addition, the terms of Holdings’ Credit Facility (discussed in Note 11) require Everest Re, Holdings’ principal insurance subsidiary, to maintain a certain statutory surplus level as measured at the end of each fiscal year. At December 31, 2004, $1,901.0 million of the $2,565.0 million in net assets of Holdings’ consolidated subsidiaries were subject to the foregoing regulatory restrictions.

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Six Months Ended June 30, 2005 and 2004

11. Credit Line

Effective December 8, 2004, Group, Bermuda Re, and Everest International Reinsurance, Ltd. (“Everest International”) entered into a new three year, $750 million senior credit facility with a syndicate of lenders (the “Group Credit Facility”). Wachovia Bank is the administrative agent for the Group Credit Facility. The Group Credit Facility consists of two tranches. Tranche one provides up to $250 million of revolving credit for liquidity and general corporate purposes, and for the issuance of standby letters of credit. The interest on the revolving loans shall, at the option of each of the borrowers, be either (1) the Base Rate (as defined below) or (2) an adjusted London Interbank Offered Rate (“LIBOR”) plus a margin. The Base Rate is the higher of the rate of interest established by Wachovia Bank from time to time as its prime rate or the Federal Funds rate, in each case plus 0.5% per annum. The amount of margin and the fees payable for the Group Credit Facility depend on Group’s senior unsecured debt rating. Tranche two exclusively provides up to $500 million for the issuance of standby letters of credit on a collateralized basis.

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth amount. Minimum net worth is an amount equal to the sum of (i) $2,599 million (base amount) plus (ii) (A) 25% of consolidated net income for each of Group’s fiscal quarters and (B) 50% of any increase in consolidated net worth attributable to the issuance of ordinary and preferred shares. The base amount is reset at the end of each fiscal year to be the greater of 70% of Group’s consolidated net worth as of the last day of the fiscal year and the calculated minimum amount of net worth prior to the last day of the fiscal year. As of June 30, 2005, the Company was in compliance with these covenants.

For the three and six months ended June 30, 2005, there were no borrowings under tranche one of the Group Credit Facility. At June 30, 2005, there was $64.7 million used of the $500 million available for tranche two standby letters of credit.

Effective October 10, 2003, Holdings entered into a new three year, $150.0 million senior revolving credit facility with a syndicate of lenders, replacing the December 21, 1999 three year senior revolving credit facility, which expired on December 19, 2003. Both the October 10, 2003 and December 21, 1999 senior revolving credit agreements, which have similar terms, are referred to as the “Holdings Credit Facility”. Wachovia Bank is the administrative agent for the Holdings Credit Facility. The Holdings Credit Facility is used for liquidity and general corporate purposes. The Holdings Credit Facility provides for the borrowing of up to $150.0 million with interest at a rate selected by Holdings equal to either, (1) the Base Rate (as defined below) or (2) an adjusted LIBOR plus a margin. The Base Rate is the higher of the rate of interest established by Wachovia Bank from time to time as its prime rate or the Federal Funds rate, in each case plus 0.5% per annum. The amount of margin and the fees payable for the Holdings Credit Facility depend upon Holdings’ senior unsecured debt rating.

The Holdings Credit Facility requires Holdings to maintain a debt to capital ratio of not greater than 0.35 to 1, Holdings to maintain a minimum interest coverage ratio of 2.5 to 1 and Everest Re to maintain its statutory surplus at $1.0 billion plus 25% of future aggregate net income and 25% of future aggregate capital contributions. As of June 30, 2005, the Company was in compliance with these covenants.

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Six Months Ended June 30, 2005 and 2004

During the three and six months ended June 30, 2005 and 2004, there were no payments made and no incremental borrowings under the Holdings Credit Facility. As of June 30, 2005 and 2004, there were outstanding Holdings Credit Facility borrowings of $0.0 million and $70.0 million, respectively.

Interest expense and fees incurred in connection with the credit line were $0.1 million and $0.2 million for the three and six months ended June 30, 2005, respectively. Interest expense and fees incurred in connection with the borrowings were $0.3 million and $0.7 million for the three and six months ended June 30, 2004, respectively.

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

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Six Months Ended June 30, 2005 and 2004

The following tables present the relevant underwriting results for the operating segments for the periods indicated:

U.S. Reinsurance
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2005	2004	2005	2004

Gross written premiums	$376,568	$318,818	$726,368	$686,750
Net written premiums	374,001	318,195	723,494	676,081
Premiums earned	$425,861	$322,888	$765,970	$685,275
Incurred losses and loss
adjustment expenses	284,847	213,689	514,099	463,906
Commission and brokerage	115,572	78,335	195,064	176,243
Other underwriting expenses	6,351	5,944	12,064	11,671

Underwriting gain	$19,091	$24,920	$44,743	$33,455

U.S. Insurance
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2005	2004	2005	2004

Gross written premiums	$270,780	$311,520	$545,108	$665,225
Net written premiums	241,895	280,602	485,615	598,345
Premiums earned	$201,073	$230,703	$424,854	$449,302
Incurred losses and loss
adjustment expenses	139,679	166,072	292,954	325,512
Commission and brokerage	30,030	30,590	68,779	52,993
Other underwriting expenses	12,139	10,189	24,239	21,314

Underwriting gain	$19,225	$23,852	$38,882	$49,483

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Six Months Ended June 30, 2005 and 2004

Specialty Underwriting
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2005	2004	2005	2004

Gross written premiums	$92,986	$102,533	$195,977	$224,590
Net written premiums	88,936	101,308	187,064	221,297
Premiums earned	$90,042	$101,439	$186,039	$219,541
Incurred losses and loss
adjustment expenses	54,453	54,224	118,229	128,222
Commission and brokerage	23,436	26,322	48,893	60,590
Other underwriting expenses	1,716	1,756	3,355	3,455

Underwriting gain	$10,437	$19,137	$15,562	$27,274

International
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2005	2004	2005	2004

Gross written premiums	$199,805	$159,780	$352,170	$308,253
Net written premiums	199,474	158,095	351,398	306,013
Premiums earned	$194,957	$146,806	$347,402	$289,347
Incurred losses and loss
adjustment expenses	99,447	74,763	190,592	146,952
Commission and brokerage	49,703	35,544	84,139	65,207
Other underwriting expenses	3,030	2,750	6,017	5,468

Underwriting gain	$42,777	$33,749	$66,654	$71,720

Bermuda
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2005	2004	2005	2004

Gross written premiums	$169,183	$192,953	$337,271	$425,680
Net written premiums	169,348	192,655	337,788	427,069
Premiums earned	$180,567	$202,422	$374,150	$415,858
Incurred losses and loss
adjustment expenses	112,189	166,765	242,995	322,449
Commission and brokerage	57,844	44,095	102,032	82,632
Other underwriting expenses	3,411	3,917	7,120	6,531

Underwriting gain (loss)	$7,123	$(12,355)	$22,003	$4,246

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Six Months Ended June 30, 2005 and 2004

The following table reconciles the underwriting results for the operating segments to income before tax as reported in the consolidated statements of operations and comprehensive income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2005	2004	2005	2004

Underwriting gain	$98,653	$89,303	$187,844	$186,178
Net investment income	137,448	136,845	270,334	237,742
Net realized capital gains	27,309	116,681	29,786	81,773
Net derivative (expense) income	(6,816)	4,382	(8,037)	630
Corporate expenses	(3,504)	(3,813)	(6,112)	(3,528)
Interest expense	(17,169)	(19,318)	(38,876)	(33,797)
Other (expense) income	(885)	1,951	(6,275)	3,411

Income before taxes	$235,036	$326,031	$428,664	$472,409

The Company produces business in its U.S., Bermuda and international operations. The net income and assets of the individual foreign countries in which the Company writes business are not identifiable in the Company’s financial records. The largest country, other than the U.S., in which the Company writes business is the United Kingdom, with $89.5 million and $162.1 million of written premium for the three and six months ended June 30, 2005, respectively. No other country represented more than 5% of the Company’s revenues.

13. Derivatives

The Company has remaining in its product portfolio one credit default swap, which it no longer offers, and six specialized equity put options. These products meet the definition of a derivative under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). The Company’s position in these contracts is unhedged and is accounted for as a derivative in accordance with FAS 133. Accordingly, these contracts are carried at fair value and are recorded in “Other liabilities” in the consolidated balance sheets and changes in fair value are recorded in the consolidated statements of operations and comprehensive income.

14. Investments – Interest Only Strips

The Company from time to time invests in interest only strips of mortgage-backed securities (“interest only strips”) in response to movement in, and levels of, capital market interest rates. These securities give the holder the right to receive interest payments at a stated coupon rate on an underlying pool of mortgages. The interest payments on the outstanding mortgages are guaranteed by entities generally rated AAA. The ultimate cash flow from these investments is primarily dependent upon the average life of the mortgage pool. Generally, as market interest rates and, more specifically, market mortgage rates decline, mortgagees tend to refinance which will decrease the average life of a mortgage pool and decrease expected cash flows. Conversely, as market interest rates and, more specifically, mortgage rates rise, repayments will slow and the ultimate cash flows will tend to rise. Accordingly, the market value of these investments tends to

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Six Months Ended June 30, 2005 and 2004

increase as general interest rates rise and decline as general interest rates fall. These movements are generally counter to the impact of interest rate movements on the Company’s other fixed income investments. The market value of the interest only strips was $118.2 million at June 30, 2005 and no such securities were held at June 30, 2004.

The Company accounts for its investment in interest only strips in accordance with Emerging Issues Task Force Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“EITF 99-20”). EITF 99-20 sets forth the rules for recognizing interest income on all credit-sensitive mortgage and asset-backed securities and certain prepayment-sensitive securities, including agency interest only strips, whether purchased or retained in securitization, as well as the rules for determining when these securities must be written down to fair value because of impairment. EITF 99-20 requires decreases in the valuation of residual interests in securitizations to be recorded as a reduction to the carrying value of the residual interests through a charge to earnings, rather than an unrealized loss in shareholders’ equity, when any portion of the decline in fair value is attributable to, as defined by EITF 99-20, an impairment loss. The Company recorded a pre-tax and after-tax realized capital loss due to impairments of $7.0 million and $5.6 million, respectively, for the three and six months ended June 30, 2005 and pre-tax and after-tax realized capital loss due to impairments of $65.1 million and $49.7 million, respectively, for the six months ended June 30, 2004. There were no impairments recorded for the three months ended June 30, 2004. As a result of liquidating the interest only strip investment portfolio during the second quarter of 2004, the Company recognized pre-tax and after-tax realized capital gains of $118.2 million and $91.0 million, respectively.

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Six Months Ended June 30, 2005 and 2004

15. Retirement Benefits

The Company maintains both qualified and non-qualified defined benefit pension plans for its U.S. employees. In addition, the Company has a retiree health plan for eligible retired employees.

The following tables present the net periodic costs for the benefit plans for the periods indicated:

Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2005	2004	2005	2004

Service cost	$1,030	$819	$1,937	$1,637
Interest cost	1,071	848	2,019	1,698
Expected return on plan assets	(801)	(839)	(1,834)	(1,679)
Amortization of prior service cost	32	32	64	64
Amortization of net loss	630	340	962	679

Net periodic benefit cost	$1,962	$1,200	$3,148	$2,399

Other Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2005	2004	2005	2004

Service cost	$128	$105	$245	$210
Interest cost	102	91	204	182
Amortization of net loss	8	5	15	9

Net periodic benefit cost	$238	$201	$464	$401

Based upon current asset levels in the plans, the Company is not required to make contributions. However, the Company made voluntary contributions to the non-qualified pension benefit plans of $2.7 million for the three and six months ended June 30, 2005. No voluntary contributions were made for the three and six months ended June 30, 2004.

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

Part I — Item 2

EVEREST RE GROUP, LTD.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Industry Conditions

The worldwide reinsurance and insurance businesses are highly competitive yet cyclical by product and market. Competition with respect to the types of reinsurance and insurance business in which the Company is engaged is based on many factors, including the perceived overall financial strength of the reinsurer or insurer, ratings of the reinsurer or insurer by A.M. Best Company and/or Standard & Poor’s (“S&P”), underwriting expertise, the jurisdictions where the reinsurer or insurer is licensed or otherwise authorized, capacity and coverages offered, premiums charged, other terms and conditions of the reinsurance and insurance business offered, services offered, speed of claims payment and reputation and experience in lines written. These factors operate at the individual market participant level to varying degrees, as applicable to the specific participant’s circumstances. They also operate in aggregate across the reinsurance industry more generally, contributing, in combination with background economic conditions and variations in the reinsurance buying practices of insurance companies (by participant and in the aggregate), to cyclical movements in reinsurance rates, terms and conditions and ultimately reinsurance industry aggregate financial results.

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

To date in 2005 and through 2004, the favorable market conditions, which had developed during 2000 through 2003, generally weakened. There were signs that pricing for most property and casualty classes declined modestly. Competition increased modestly as well, in part due to the relative profitability achieved by many, and particularly the Bermuda, reinsurers over 2002 through 2004, the attendant buildup of capital by these participants and growing pressures to effectively deploy this capital. However, this profitability and capital buildup varied significantly by market participant, reflecting the fact that the industry was impacted by significant catastrophe losses in the second half of 2004 and generally still remained exposed to fundamental issues that had negatively impacted its aggregate capacity in 2002 and 2003, including weak investment market conditions and adverse loss emergence. All of these factors had tended to depress the industry’s aggregate financial performance and perceptions of financial strength of industry participants over this period, albeit with significant variation by individual market participant. The Company notes that the cumulative market softening to date has not yet offset the market strengthening which occurred over 2001 to 2003 and believes that the rate of change may moderate as participants refine their strategies for capital utilization and in particular for avoiding the excesses of past market cycles.

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

Financial Summary

The Company’s management monitors and evaluates overall Company performance based upon financial results. The following table displays a summary of the consolidated net income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,

(Dollars in thousands)	2005	2004	2005	2004

Gross written premiums	$1,109,322	$1,085,604	$2,156,894	$2,310,498
Net written premiums	1,073,654	1,050,855	2,085,359	2,228,805
REVENUES:
Premiums earned	$1,092,500	$1,004,258	$2,098,415	$2,059,323
Net investment income	137,448	136,845	270,334	237,742
Net realized capital gains	27,309	116,681	29,786	81,773
Net derivative (expense) income	(6,816)	4,382	(8,037)	630
Other (expense) income	(885)	1,951	(6,275)	3,411

Total revenues	1,249,556	1,264,117	2,384,223	2,382,879

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment
expenses	690,615	675,513	1,358,869	1,387,041
Commission, brokerage, taxes and fees	276,585	214,886	498,907	437,665
Other underwriting expenses	30,151	28,369	58,907	51,967
Interest expense	17,169	19,318	38,876	33,797

Total claims and expenses	1,014,520	938,086	1,955,559	1,910,470

INCOME BEFORE TAXES	235,036	326,031	428,664	472,409
Income tax expense	40,856	62,064	67,389	82,341

NET INCOME	$194,180	$263,967	$361,275	$390,068

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

Accordingly, gross written premiums for the three months ended June 30, 2005 were $1,109.3 million, an increase of 2.2% compared with $1,085.6 million for the three months ended June 30, 2004. For the six months ended June 30, 2005, gross written premiums were $2,156.9 million, a decrease of 6.6% compared with $2,310.5 million for the six months ended June 30, 2004.

Due to the nature of its businesses, the Company is unable to precisely differentiate between the effects of price changes as compared to the effects of changes in exposure. Similarly, because individual reinsurance arrangements often reflect revised coverages, structuring, pricing, terms and/or conditions from period to period, the Company is unable to differentiate between the premium volumes attributable to new business as compared to renewal business. Management believes that market conditions, although changing, remain generally favorable and notes that it continues to see business opportunities in a variety of product classes and markets. The Company continues to decline business that does not meet its objectives regarding underwriting profitability.

Net written premiums, comprised of gross written premiums less ceded premiums, were $1,073.7 million for the three months ended June 30, 2005, an increase of 2.2% compared with $1,050.9 million for the three months ended June 30, 2004, which had increased 6.3% compared with the three months ended June 30, 2003. For the six months ended June 30, 2005, net written premiums were $2,085.4 million, a decrease of 6.4% compared with $2,228.8 million for the six months ended June 30, 2004, which had increased 14.9% compared with the six months ended June 30, 2003. These reflect premiums ceded of $35.7 million (3.2% of gross written premiums) and $34.7 million (3.2% of gross written premiums) for the three months ended June 30, 2005 and 2004, respectively, and $71.5 million (3.3% of gross written premiums) and $81.7 million (3.5% of gross written premiums) for the six months ended June 30, 2005 and 2004, respectively. Ceded premiums relate primarily to specific reinsurance purchased by the U.S. Insurance operation.

Premiums earned were $1,092.5 million for the three months ended June 30, 2005, an increase of 8.8% compared with $1,004.3 million for the three months ended June 30, 2004. For the six months ended June 30, 2005, premiums earned were $2,098.4 million, an increase of 1.9% compared with $2,059.3 million for the six months ended June 30, 2004. These movements reflect period to period changes in net written premiums and business mix together with normal variability in earning patterns. Business mix changes occur not only as the Company shifts emphasis between products, lines of business, distribution channels and markets, but also as individual contracts renew or non-renew, almost always with changes in coverage, structure, prices and/or terms, and as new contracts are accepted with coverages, structures, prices and/or terms different from those of expiring contracts. Changes in estimates related to the reporting patterns of ceding companies also affect premiums earned.

Incurred losses and loss adjustment expenses (“LAE”) were $690.6 million for the three months ended June 30, 2005, an increase of 2.2% compared with $675.5 million for the three months ended June 30, 2004. This increase in incurred losses and LAE is primarily the result of the increase in the premiums earned exposure base, coupled with a $63.4 million increase in catastrophe losses in the second quarter of 2005 compared with the second quarter of 2004. Partially offsetting these increases was a decline in prior year reserve development. Excluding the impact of catastrophes on prior year reserve development, reserve development was $65.2 million less in the second quarter of 2005 than the second quarter of 2004. For the six months ended June 30, 2005, incurred losses and LAE were $1,358.9 million, a decrease of 2.0% compared with $1,387.0 million for the six months ended June 30, 2004. The $28.2 million decrease in incurred losses and LAE for the six months ended June 30, 2005 was principally related to a decrease in net unfavorable prior period reserve adjustments, excluding the impact of catastrophe development, to $6.8 million from $108.6 million for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004, respectively. The premiums earned exposure base increased slightly by 1.9%. In addition, catastrophe losses increased by $76.8 million, comparing the six months of 2005 with the six months of 2004. Other factors impacting the level of incurred losses and LAE related to changes in volume as measured by earned premium; changes in rates and terms, as well as the effect of changes in prior period loss reserve estimates, also contributed.

Commission, brokerage and tax expense were $276.6 million and $214.9 million for the three months ended June 30, 2005 and 2004, respectively, and $498.9 million and $437.7 million for the six months ended June 30, 2005 and 2004, respectively, increasing as a result of changes in premium volume, including changes in volume through the various distribution channels, and changes in the mix of business.

Net investment income was $137.4 million for the three months ended June 30, 2005, an increase of 0.4% compared with $136.8 million for the three months ended June 30, 2004. For the six months ended June 30, 2005, net investment income was $270.3 million, an increase of 13.7% compared with $237.7 million for the six months ended June 30, 2004. These increases were primarily due to the increase in investable assets, up $1.7 billion, or 16.7% at June 30, 2005 as compared to June 30, 2004. Period to period changes in investment income are also impacted by the results from equity investments in limited partnerships which tend to fluctuate quarter by quarter.

Premiums are generally collected over the first 12 to 15 months of the Company’s reinsurance and insurance contracts, while related losses are typically paid out over numerous years. This tends to generate cash flow from operations along with investment income. The Company’s cash flow from operations was $291.1 million for the three months ended June 30, 2005, a decrease of 25.9% compared with $392.9 million for the three months ended June 30, 2004, which had increased 11.2% compared with the three months ended June 30, 2003. For the six months ended June 30, 2005, the company’s cash flow from operations was $616.3 million, a decrease of 22.2% compared with $792.5 million for the six months ended June 30, 2004, which had increased 16.4% compared with the six months ended June 30, 2003. Cash flow from operations for the six months ended June 30, 2005 in comparison with the six months ended June 30, 2004 was negatively impacted by an additional $154 million of catastrophe loss payments and $51 million of income tax payments period over period.

Net realized capital gains were $27.3 million and $29.8 million for the three and six months ended June 30, 2005, respectively, reflecting portfolio management activities in response to interest rate and credit market movements, compared to net realized capital gains of $116.7 million and $81.8 million for the three and six months ended June 30, 2004, respectively. The realized gains for the three and six months ended June 30, 2004 were primarily the result of gains on the sale of the Company’s interest only strips of mortgaged-backed securities (“interest only strips”) investment portfolio in the second quarter of 2004.

The Company’s income tax expense is primarily a function of the statutory tax rates and corresponding net income in the jurisdictions where the Company operates, coupled with the impact from tax-preferenced investment income. Variations generally reflect changes in the relative levels of pre-tax income between jurisdictions with different tax rates. The Company incurred income tax expense of $40.9 million and $62.1 million for the three months ended June 30, 2005 and 2004, respectively, and $67.4 million and $82.3 million for the six months ended June 30, 2005 and 2004, respectively. The decrease in tax expense primarily reflected a decrease in realized capital gains.

The decrease in net income to $194.2 million from $264.0 million for the three months ended June 30, 2005 and 2004, respectively, and to $361.3 million from $390.1 million for the six months ended June 30, 2005 and 2004, respectively, generally reflected the decrease in after tax realized capital gains.

The Company’s shareholders’ equity increased to $4,081.5 million as of June 30, 2005 from $3,712.5 million as of December 31, 2004. The increase was primarily due to net income for the period together with an increase of unrealized appreciation on the Company’s investment portfolio.

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

The following tables present the relevant underwriting results for the operating segments for the periods indicated:

U.S. Reinsurance
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2005	2004	2005	2004

Gross written premiums	$376,568	$318,818	$726,368	$686,750
Net written premiums	374,001	318,195	723,494	676,081
Premiums earned	$425,861	$322,888	$765,970	$685,275
Incurred losses and loss
adjustment expenses	284,847	213,689	514,099	463,906
Commission and brokerage	115,572	78,335	195,064	176,243
Other underwriting expenses	6,351	5,944	12,064	11,671

Underwriting gain	$19,091	$24,920	$44,743	$33,455

U.S. Insurance
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2005	2004	2005	2004

Gross written premiums	$270,780	$311,520	$545,108	$665,225
Net written premiums	241,895	280,602	485,615	598,345
Premiums earned	$201,073	$230,703	$424,854	$449,302
Incurred losses and loss
adjustment expenses	139,679	166,072	292,954	325,512
Commission and brokerage	30,030	30,590	68,779	52,993
Other underwriting expenses	12,139	10,189	24,239	21,314

Underwriting gain	$19,225	$23,852	$38,882	$49,483

Specialty Underwriting
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2005	2004	2005	2004

Gross written premiums	$92,986	$102,533	$195,977	$224,590
Net written premiums	88,936	101,308	187,064	221,297
Premiums earned	$90,042	$101,439	$186,039	$219,541
Incurred losses and loss
adjustment expenses	54,453	54,224	118,229	128,222
Commission and brokerage	23,436	26,322	48,893	60,590
Other underwriting expenses	1,716	1,756	3,355	3,455

Underwriting gain	$10,437	$19,137	$15,562	$27,274

International
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2005	2004	2005	2004

Gross written premiums	$199,805	$159,780	$352,170	$308,253
Net written premiums	199,474	158,095	351,398	306,013
Premiums earned	$194,957	$146,806	$347,402	$289,347
Incurred losses and loss
adjustment expenses	99,447	74,763	190,592	146,952
Commission and brokerage	49,703	35,544	84,139	65,207
Other underwriting expenses	3,030	2,750	6,017	5,468

Underwriting gain	$42,777	$33,749	$66,654	$71,720

Bermuda
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2005	2004	2005	2004

Gross written premiums	$169,183	$192,953	$337,271	$425,680
Net written premiums	169,348	192,655	337,788	427,069
Premiums earned	$180,567	$202,422	$374,150	$415,858
Incurred losses and loss
adjustment expenses	112,189	166,765	242,995	322,449
Commission and brokerage	57,844	44,095	102,032	82,632
Other underwriting expenses	3,411	3,917	7,120	6,531

Underwriting gain (loss)	$7,123	$(12,355)	$22,003	$4,246

The following table reconciles the underwriting results for the operating segments to income before tax as reported in the consolidated statements of operations and comprehensive income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2005	2004	2005	2004

Underwriting gain	$98,653	$89,303	$187,844	$186,178
Net investment income	137,448	136,845	270,334	237,742
Net realized capital gains	27,309	116,681	29,786	81,773
Net derivative (expense) income	(6,816)	4,382	(8,037)	630
Corporate expenses	(3,504)	(3,813)	(6,112)	(3,528)
Interest expense	(17,169)	(19,318)	(38,876)	(33,797)
Other (expense) income	(885)	1,951	(6,275)	3,411

Income before taxes	$235,036	$326,031	$428,664	$472,409

Three Months Ended June 30, 2005 compared to Three Months Ended June 30, 2004

Premiums.     Gross written premiums increased 2.2% to $1,109.3 million in the three months ended June 30, 2005 from $1,085.6 million in the three months ended June 30, 2004, as the Company realized growth opportunities while continuing to maintain a disciplined underwriting approach. Premium growth areas included a 25.1% ($40.0 million) increase in the International operation, primarily due to a $34.5 million increase in Asian business and a $19.6 million increase in international business written through the Miami and New Jersey offices, representing primarily Latin American business, partially offset by a $12.7 million decrease in business written in Canada. The U.S. Reinsurance operation increased 18.1% ($57.8 million), principally reflecting a $44.5 million increase in treaty casualty business and a $17.8 million increase in treaty property business, partially offset by a $7.8 million decrease in facultative business. The U.S. Insurance operation decreased 13.1% ($40.7 million), principally as a result of a $74.8 million decrease in workers’ compensation business, primarily resulting from the 2004 termination of the American All-Risk Insurance Services, Inc. contract, partially offset by a $34.1 million increase in program business outside of the workers’ compensation class. The Bermuda operation decreased 12.3% ($23.8 million), reflecting declines in individual risk underwritten insurance and reinsurance in Bermuda and in UK motor business reinsurance. The Specialty Underwriting operation decreased 9.3% ($9.5 million), resulting primarily from a $28.6 million decrease in A&H business partially offset by an $11.8 million increase in marine and aviation business and a $7.3 million increase in surety business.

Ceded premiums increased to $35.7 million for the three months ended June 30, 2005 from $34.7 million for the three months ended June 30, 2004. Ceded premiums generally relate to specific reinsurance purchased by the U.S. Insurance operation and fluctuate based upon the level of premiums written in the individual reinsured programs.

Net written premiums increased by 2.2% to $1,073.7 million for the three months ended June 30, 2005 from $1,050.9 million for the three months ended June 30, 2004, reflecting the increase in gross written premiums, partially offset by the slight increase in ceded premiums.

Premium Revenues. Net premiums earned increased by 8.8% to $1,092.5 million in the three months ended June 30, 2005 from $1,004.3 million in the three months ended June 30, 2004.

Contributing to this increase was a 32.8% ($48.2 million) increase in the International operation and a 31.9% ($103.0 million) increase in the U.S. Reinsurance operation, partially offset by a 12.8% ($29.6 million) decrease in the U.S. Insurance operation, an 11.2% ($11.4 million) decrease in the Specialty Underwriting operation and a 10.8% ($21.9 million) decrease in the Bermuda operation. All of these changes reflect period to period changes in net written premiums and business mix, together with normal variability in earning patterns. Business mix changes occur not only as the Company shifts emphasis between products, lines of business, distribution channels and markets, but also as individual contracts renew or non-renew, almost always with changes in coverage, structure, prices and/or terms, and as new contracts are accepted with coverages, structures, prices and/or terms different from those of expiring contracts. As premium reporting, earnings, loss and commission characteristics derive from the provisions of individual contracts, the continuous turnover of individual contracts, arising from both strategic shifts and day to day underwriting, can and does introduce appreciable background variability in various underwriting line items. Changes in estimates related to the reporting patterns of ceding companies also affect premiums earned.

Expenses.     Incurred losses and LAE increased by 2.2% to $690.6 million in the three months ended June 30, 2005 from $675.5 million in the three months ended June 30, 2004. The increase in incurred losses and LAE was principally attributable to the increase in estimated catastrophe losses due to property catastrophe and risk loss events including hurricanes Charley, Frances, and Ivan and industrial fire losses in Canada and the Middle East. The increase in net premiums earned and the impact of changes in the Company’s mix of business also contributed.

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

Incurred losses and LAE for the three months ended June 30, 2005 reflected ceded losses and LAE of $22.5 million compared to ceded losses and LAE for the three months ended June 30, 2004 of $41.5 million. The decrease in ceded losses was primarily the result of fluctuations in losses ceded under the specific reinsurance coverages purchased by the U.S. Insurance operation.

The following table shows the net catastrophe losses for each of the Company’s operating segments for the three months ended June 30, 2005 and 2004:

(Dollars in thousands) Segment Net Catastrophe Losses

Segment	2005	2004

U.S. Reinsurance	$26.2	$(0.2)
U.S. Insurance	-	-
Specialty Underwriting	6.2	0.7
International	13.5	0.2
Bermuda	16.3	(1.9)

Total	$62.2	$(1.2)

Incurred losses and LAE include catastrophe losses, which include the impact of both current period events and favorable and unfavorable development on prior period events and are net of reinsurance. Individual catastrophe losses are reported net of specific reinsurance, but before recoveries under corporate level reinsurance and potential incurred but not reported (“IBNR”) reserve offsets. The Company defines a catastrophe as a property event with expected reported losses of at least $5.0 million before corporate level reinsurance and taxes. Catastrophe losses, net of contract specific cessions, were $62.2 million for the three months ended June 30, 2005, relating principally to aggregate estimated losses from hurricanes Charley, Frances, Ivan and Jeanne, typhoon Songda, Suncor Refinery, Mittal Steel, ASE-Semi Conductor and Israel Floods. Catastrophe losses, net of contract specific cessions, were $(1.2) million in the three months ended June 30, 2004, principally due to favorable development of the 2003 tornado losses experienced by the Bermuda operation.

The following table shows net prior period reserve adjustments for each of the Company’s operating segments for the three months ended June 30, 2005 and 2004:

(Dollars in thousands) Segment Net Prior Period Reserve Adjustments

Segment	2005	2004

U.S. Reinsurance	$28.8	$24.6
U.S. Insurance	6.1	6.5
Specialty Underwriting	7.9	(10.3)
International	(12.1)	0.2
Bermuda	15.5	42.1

Total	$46.2	$63.1

Net unfavorable prior period reserve adjustments for the three months ended June 30, 2005, which mainly reflected catastrophe development, were $46.2 million compared to $63.1 million for the three months ended June 30, 2004. For the three months ended June 30, 2005, the net unfavorable reserve adjustments included net catastrophe development of $48.8 million and net unfavorable asbestos and environmental (“A&E”) adjustments of $6.6 million, partially offset by pre-1995 non-A&E favorable development. The reserve adjustments for the three months ended June 30, 2004 included A&E adjustments of $48.2 million, and non A&E adjustments, primarily on casualty business, of $14.9 million. It is important to note that non-A&E accident year reserve development arises from the re-evaluation of accident year results and that such re-evaluations may also impact premiums and commissions attributed by accident year, generally mitigating, in part, the impact of loss development, and that such impacts are recorded as part of the overall reserve evaluation process.

The U.S. Reinsurance segment accounted for $28.8 million of net unfavorable prior period reserve adjustments for the three months ended June 30, 2005, which included $23.6 million of unfavorable non-A&E prior period reserve adjustments as compared to net unfavorable non-A&E prior period reserve adjustments of $21.6 million for the three months ended June 30, 2004. Asbestos exposures accounted for $5.2 million and $3.0 million of unfavorable reserve adjustments for the three months ended June 30, 2005 and 2004, respectively.

The U.S. Insurance segment reflected $6.1 million and $6.5 million of net unfavorable prior period reserve adjustments for the three months ended June 30, 2005 and 2004, respectively. These prior period reserve adjustments were principally due to liability classes relating to accident years 2000 through 2003.

The Specialty Underwriting segment had $7.9 million of net unfavorable prior period reserve adjustments for the three months ended June 30, 2005 and $10.3 million of net favorable prior period reserve adjustments for the three months ended June 30, 2004. The June 30, 2005 net unfavorable prior period reserve adjustments related principally to catastrophe loss development on the marine and aviation classes of business.

The International segment had $12.1 million of net favorable prior period adjustments for the three months ended June 30, 2005, and $0.2 million of net unfavorable prior period reserve adjustments for the three months ended June 30, 2004. The June 30, 2005 net favorable prior period reserve adjustments related primarily to favorable non-asbestos non-catastrophe reserve development on the Canadian and Asian business of $17.5 million, partially offset by property catastrophe loss development on the same business.

The Bermuda segment reflected $15.5 million and $42.1 million of net unfavorable prior period reserve adjustments for the three months ended June 30, 2005 and 2004, respectively. The unfavorable development in the three months ended June 30, 2005 was primarily due to $12.3 million of catastrophe loss development. The development in the second quarter of 2004 was primarily the result of $45.2 million of asbestos reserve development, with most of this development related to exposures assumed through the September 19, 2000 loss portfolio transfer from Mt. McKinley.

The segment components of the increase in incurred losses and LAE for the three months ended June 30, 2005 over the three months ended June 30, 2004 were a 33.3% ($71.2 million) increase in the U.S. Reinsurance operation, a 33.0% ($24.7 million) increase in the International operation and a 0.4% ($0.2 million) increase in the Specialty Underwriting operation, partially offset by a 32.7% ($54.6 million) decrease in the Bermuda operation and a 15.9% ($26.4 million) decrease in the U.S. Insurance operation. These changes reflect variability in premiums earned and changes in the loss expectation assumptions for business written, as well as the net prior period reserve development and catastrophe losses discussed above. Incurred losses and LAE for each operation were also impacted by changes in the pricing of the underlying business, as well as variability relating to changes in the mix of business by class and type.

The Company’s loss ratio, which is calculated by dividing incurred losses and LAE by net premiums earned, decreased by 4.1 percentage point to 63.2% in the three months ended June 30, 2005 from 67.3% in the three months ended June 30, 2004, reflecting the impact of the changes in premiums earned and incurred losses and LAE discussed above, as well as changes in the underlying business mix and aggregate rates, terms and conditions.

The following table shows the loss ratios for each of the Company’s operating segments for the three months ended June 30, 2005 and 2004. The loss ratios for all operations were impacted by the factors noted above.

Segment Loss Ratios

Segment	2005	2004

U.S. Reinsurance	66.9%	66.2%
U.S. Insurance	69.5%	72.0%
Specialty Underwriting	60.5%	53.5%
International	51.0%	50.9%
Bermuda	62.1%	82.4%

The Company’s expense ratio, which is calculated by dividing underwriting expenses by net premiums earned, was 28.1% for the three months ended June 30, 2005 compared to 24.2% for the three months ended June 30, 2004.

The following table shows the expense ratios for each of the Company’s operating segments for the three months ended June 30, 2005 and 2004.

Segment Expense Ratios

Segment	2005	2004

U.S. Reinsurance	28.6%	26.1%
U.S. Insurance	20.9%	17.7%
Specialty Underwriting	27.9%	27.6%
International	27.1%	26.1%
Bermuda	34.0%	23.7%

Segment underwriting expenses increased by 26.6% to $303.2 million in the three months ended June 30, 2005 from $239.4 million in the three months ended June 30, 2004. Commission, brokerage, taxes and fees increased by $61.7 million, principally reflecting increases in premium volume, changes in the mix and distribution channels of business and decreases in premium based taxes. Segment other underwriting expenses increased by $2.1 million, as the Company continued to expand operations to support its increased business volume. Contributing to the segment underwriting expense increases were a 44.7% ($37.6 million) increase in the U.S. Reinsurance operation, a 37.7% ($14.4 million) increase in the International operation, a 27.6% ($13.2 million) increase in the Bermuda operation and a 3.4% ($1.4 million) increase in the U.S. Insurance operation, which were partially offset by a 10.4% ($2.9 million) decrease in the Specialty Underwriting operation. The changes for each operation’s expenses principally resulted from changes in commission expenses related to changes in premium volume and business mix by class and type and, in some cases, changes in the use of specific reinsurance, as well as the underwriting performance of the underlying business.

The Company’s combined ratio, which is the sum of the loss and expense ratios, decreased by 0.2 percentage points to 91.3% in the three months ended June 30, 2005 compared to 91.5% in the three months ended June 30, 2004.

The following table shows the combined ratios for each of the Company’s operating segments for the three months ended June 30, 2005 and 2004. The combined ratios for all operations were impacted by the loss and expense ratio variability noted above.

Segment Combined Ratios

Segment	2005	2004

U.S. Reinsurance	95.5%	92.3%
U.S. Insurance	90.4%	89.7%
Specialty Underwriting	88.4%	81.1%
International	78.1%	77.0%
Bermuda	96.1%	106.1%

Investment Results. Net investment income increased 0.4% to $137.4 million for the three months ended June 30, 2005 from $136.8 million for the three months ended June 30, 2004, principally reflecting the effects of the increase of investable assets to $12.0 billion at June 30, 2005 as compared to $10.2 billion at June 30, 2004, partially offset by the effects of a lower interest rate environment. Period to period changes in investment income are also impacted by the results from equity investments in limited partnerships, which tend to fluctuate quarter by quarter. Investment income for these limited partnerships for the three months ended June 30, 2005 and 2004 was $9.2 million and $28.4 million, respectively.

The following table shows a comparison of various investment yields for the periods indicated:

	2005	2004

Imbedded pre-tax yield of cash and invested assets at June 30, 2005 and 2004	4.5%	4.6%
Imbedded after-tax yield of cash and invested assets at June 30, 2005 and 2004	3.9%	3.9%
Annualized pre-tax yield on average cash and invested assets for the three months ended June 30, 2005 and 2004	4.8%	5.5%
Annualized after-tax yield on average cash and invested assets for the three months ended June 30, 2005 and 2004	4.1%	4.5%

Net realized capital gains of $27.3 million for the three months ended June 30, 2005 reflected realized capital gains on the Company’s investments of $36.0 million, resulting principally from transactions to realign the investment portfolio in response to the interest and credit market conditions, partially offset by $8.7 million of realized capital losses, which included $7.0 million related to write-downs in the value of interest only strips deemed to be impaired on an other than temporary basis in accordance with Emerging Issues Task Force No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets (“EITF 99-20”). Net realized capital gains of $116.7 million for the three months ended June 30, 2004 reflected realized capital gains on the Company’s investments of $119.5 million, principally on its interest only strips, partially offset by $2.8 million of realized capital losses, which included $0.5 million related to the write-downs in the value of securities deemed to be impaired on an other than temporary basis.

The Company has outstanding one credit default swap and six specialized equity put options in its product portfolio. These products meet the definition of a derivative under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). Net derivative expense from these derivative transactions for the three months ended June 30, 2005 was $6.8 million and net derivative income for the three months ended June 30, 2004 was $4.4 million, with both periods reflecting changes in fair value for the specialized equity put options.

Other expense for the three months ended June 30, 2005 was $0.9 million compared to other income of $2.0 million for the three months ended June 30, 2004. The change in other expense for the three months ended June 30, 2005 was primarily due to share option expense, miscellaneous expenses and variability in the impact of foreign currency exchange gain.

Corporate underwriting expenses not allocated to segments were $3.5 million for the three months ended June 30, 2005 compared to $3.8 million for the three months ended June 30, 2004.

Interest expense and fees for the three months ended June 30, 2005 and 2004 were $17.2 million and $19.3 million, respectively. Interest expense and fees for the three months ended June 30, 2005 included $7.7 million relating to the senior notes, $9.4 million relating to the junior subordinated debt securities and $0.1 million relating to the credit line under the Company’s revolving credit facilities. Interest expense and fees for the three months ended June 30, 2004 included $9.7 million relating to the senior notes, $9.3 million relating to the junior subordinated debt securities and $0.3 million relating to borrowings under the Company’s revolving credit facilities. Interest expense on senior notes decreased to $7.7 million for the three months ended June 30, 2005 from $9.7 million for the three months ended June 30, 2004 as the 5.4% senior notes issued on October 12, 2004 effectively replaced the 8.5% senior notes due March 15, 2005 which were retired.

Income Taxes. The Company’s income tax expense is primarily a function of the statutory tax rates and corresponding net income in the jurisdictions where the Company operates, coupled with the impact from tax preferenced investment income. Variations generally reflect changes in the relative levels of pre-tax income between jurisdictions with different tax rates. The Company recognized an income tax expense of $40.9 million in the three months ended June 30, 2005 compared to $62.1 million in the three months ended June 30, 2004. The decrease in taxes generally reflects the decrease in realized capital gains.

Net Income. Net income was $194.2 million for the three months ended June 30, 2005 compared to net income of $264.0 million for the three months ended June 30, 2004, with the change primarily reflecting a decrease in realized capital gains.

Six Months Ended June 30, 2005 compared to Six Months Ended June 30, 2004

Premiums.     Gross written premiums decreased 6.6% to $2,156.9 million in the six months ended June 30, 2005 from $2,310.5 million in the six months ended June 30, 2004, reflecting increased competitive pressures on pricing. Premium decline areas included a 20.8% ($88.4 million) decrease in the Bermuda operation, reflecting declines in individual risk underwritten insurance and reinsurance in Bermuda and in UK motor business reinsurance. The U.S. Insurance operation decreased 18.1% ($120.1 million), principally as a result of a $188.4 million decrease in workers’ compensation business, primarily resulting from the 2004 termination of the American All-Risk Insurance Services, Inc. contract, partially offset by a $68.3 million increase in program business outside of the workers’ compensation class. The Specialty Underwriting operation decreased 12.7% ($28.6 million), resulting primarily from a $50.1 million decrease in A&H business, partially offset by an $18.3 million increase in marine and aviation business and a $3.2 million increase in surety business. The International operation increased 14.2% ($43.9 million), primarily due to a $54.8 million increase in Asian business and an $8.0 million increase in international business written through the Miami and New Jersey offices, representing primarily Latin American business, partially offset by a $17.5 million decrease in business written in Canada. The U.S. Reinsurance operation increased 5.8% ($39.6 million), principally reflecting an $89.5 million increase in treaty property business, partially offset by a $30.5 million decrease in treaty casualty business and a $15.1 million decrease in facultative business.

Ceded premiums decreased to $71.5 million for the six months ended June 30, 2005 from $81.7 million for the six months ended June 30, 2004. Ceded premiums generally relate to specific reinsurance purchased by the U.S. Insurance operation and fluctuate based upon the level of premiums written in the individual reinsured programs.

Net written premiums decreased by 6.4% to $2,085.4 million for the six months ended June 30, 2005 from $2,228.8 million for the six months ended June 30, 2004, reflecting the decrease in gross written premiums, partially offset by the decrease in ceded premiums.

Premium Revenues. Net premiums earned increased by 1.9% to $2,098.4 million in the six months ended June 30, 2005 from $2,059.3 million in the six months ended June 30, 2004. Contributing to this increase was a 20.1% ($58.1 million) increase in the International operation and an 11.8% ($80.7 million) increase in the U.S. Reinsurance operation, partially offset by a 15.3% ($33.5 million) decrease in the Specialty Underwriting operation, a 10.0% ($41.7 million) decrease in the Bermuda operation and a 5.4% ($24.4 million) decrease in the U.S. Insurance operation. All of these changes reflect period to period changes in net written premiums and business mix, together with normal variability in earning patterns. Business mix changes occur not only as the Company shifts emphasis between products, lines of business, distribution channels and markets, but also as individual contracts renew or non-renew, almost always with changes in coverage, structure, prices and/or terms, and as new contracts are accepted with coverages, structures, prices and/or terms different from those of expiring contracts. As premium reporting, earnings, loss and commission characteristics derive from the provisions of individual contracts, the continuous turnover of individual contracts, arising from both strategic shifts and day to day underwriting, can and does introduce appreciable background variability in various underwriting line items. Changes in estimates related to the reporting patterns of ceding companies also affect premiums earned.

Expenses.     Incurred losses and LAE decreased by 2.0% to $1,358.9 million in the six months ended June 30, 2005 from $1,387.0 million in the six months ended June 30, 2004. The decrease in incurred losses and LAE was principally attributable to the impact of changes in the Company’s mix of business and the decrease in reserve adjustments for prior period losses.

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

Incurred losses and LAE for the six months ended June 30, 2005 reflected ceded losses and LAE of $60.3 million compared to ceded losses and LAE for the six months ended June 30, 2004 of $82.0 million. The decrease in ceded losses was primarily the result of fluctuations in losses ceded under the specific reinsurance coverages purchased by the U.S. Insurance operation.

The following table shows the net catastrophe losses for each of the Company’s operating segments for the six months ended June 30, 2005 and 2004:

(Dollars in thousands) Segment Net Catastrophe Losses

Segment	2005	2004

U.S. Reinsurance	$32.9	$(0.1)
U.S. Insurance	-	-
Specialty Underwriting	8.2	0.8
International	25.0	2.3
Bermuda	22.8	9.1

Total	$88.9	$12.1

Incurred losses and LAE include catastrophe losses, which include the impact of both current period events and favorable and adverse development on prior period events and are net of reinsurance. Individual catastrophe losses are reported net of specific reinsurance, but before recoveries under corporate level reinsurance and potential IBNR reserve offsets. The Company defines a catastrophe as a property event with expected reported losses of at least $5.0 million before corporate level reinsurance and taxes. Catastrophe losses, net of contract specific cessions, were $88.9 million for the six months ended June 30, 2005, relating principally to aggregate estimated losses from hurricanes Charley, Frances and Ivan, typhoon Songda, Edmonton hailstorms, Suncor Refinery, Mittal Steel, ASE-Semi Conductor and Israel Floods. Catastrophe losses, net of contract specific cessions, were $12.1 million in the six months ended June 30, 2004, relating principally to two industrial risk losses experienced by the Bermuda operation.

The following table shows net prior period reserve adjustments for each of the Company’s operating segments for the six months ended June 30, 2005 and 2004:

(Dollars in thousands) Segment Net Prior Period Reserve Adjustments

Segment	2005	2004

U.S. Reinsurance	$40.3	$37.6
U.S. Insurance	2.4	18.1
Specialty Underwriting	9.9	(10.2)
International	(2.1)	0.3
Bermuda	18.8	67.7

Total	$69.3	$113.5

Net unfavorable prior period reserve adjustments, which include catastrophe development, for the six months ended June 30, 2005 were $69.3 million compared to $113.5 million for the six months ended June 30, 2004. For the six months ended June 30, 2005, the net unfavorable reserve adjustments included net catastrophe development of $62.5 million and net unfavorable A&E adjustments of $24.6 million, partially offset by pre-1995 non-A&E favorable development of $17.8 million. The reserve adjustments for the six months ended June 30, 2004 included A&E adjustments of $111.4 million, catastrophe development of $4.9 million and net non-A&E favorable adjustments, primarily on specialty classes of $2.8 million. It is important to note that non-A&E accident year reserve development arises from the re-evaluation of accident year results and that such re-evaluations may also impact premiums and commissions attributed by accident year, generally mitigating, in part, the impact of loss development, and that such impacts are recorded as part of the overall reserve evaluation process.

The U.S. Reinsurance segment accounted for $40.3 million of net unfavorable prior period reserve adjustments for the six months ended June 30, 2005, which included $34.4 million of unfavorable non-A&E prior period reserve adjustments as compared to net unfavorable prior period reserve adjustments of $37.9 million for the six months ended June 30, 2004 mainly related to prior period catastrophes. Asbestos exposures accounted for $5.9 million and $7.2 million of unfavorable reserve adjustments for the six months ended June 30, 2005 and 2004, respectively.

The U.S. Insurance segment reflected $2.4 million and $18.1 million of net unfavorable prior period reserve adjustments for the six months ended June 30, 2005 and 2004, respectively. These prior period reserve adjustments were principally due to casualty classes related to accident years 2000 through 2003.

The Specialty Underwriting segment had $9.9 million of net unfavorable prior period reserve adjustments for the six months ended June 30, 2005 and $10.2 million of net favorable prior period reserve adjustments for the six months ended June 30, 2004. The June 30, 2005 net unfavorable prior period reserve adjustments related principally to catastrophe loss development on the marine and aviation classes of business.

The International segment had $2.1 million of net favorable prior period reserve adjustments for the six months ended June 30, 2005 and $0.3 million of net unfavorable prior period reserve adjustments for the six months ended June 30, 2004. The June 30, 2005 net favorable prior period reserve adjustments related primarily to favorable non-asbestos reserves development of

$17.5 million, partially offset by property catastrophe loss development on the Asian and Canadian business.

The Bermuda segment reflected $18.8 million and $67.7 million of net unfavorable prior period reserve adjustments for the six months ended June 30, 2005 and 2004, respectively. The unfavorable development in the six months ended June 30, 2005 was primarily due to catastrophe loss development. A&E reserve development at $18.7 million, related to exposures assumed through the September 19, 2000 loss portfolio transfer from Mt. McKinley, was partly affected by favorable development of $13.5 million assumed through this portfolio transfer with respect to pre-1995 reserves. The development in the six months ended June 30, 2004 was the result of $104.2 million of asbestos reserve development, partially offset by $40.8 million of net favorable development on other pre-1995 exposures.

The Company’s loss ratio, which is calculated by dividing incurred losses and LAE by net premiums earned, decreased by 2.6 percentage point to 64.8% in the six months ended June 30, 2005 from 67.4% in the six months ended June 30, 2004, reflecting the impact of the changes in premiums earned and incurred losses and LAE discussed above, as well as changes in the underlying business mix and aggregate rates, terms and conditions.

The following table shows the loss ratios for each of the Company’s operating segments for the six months ended June 30, 2005 and 2004. The loss ratios for all operations were impacted by the factors noted above.

Segment Loss Ratios

Segment	2005	2004

U.S. Reinsurance	67.1%	67.7%
U.S. Insurance	69.0%	72.4%
Specialty Underwriting	63.6%	58.4%
International	54.9%	50.8%
Bermuda	64.9%	77.5%

The segment components of the decrease in incurred losses and LAE for the six months ended June 30, 2005 over the six months ended June 30, 2004 were a 24.6% ($79.5 million) decrease in the Bermuda operation, a 10.0% ($32.6 million) decrease in the U.S. Insurance operation and a 7.8% ($10.0 million) decrease in the Specialty Underwriting operation, partially offset by a 29.7% ($43.6 million) increase in the International operation and a 10.8% ($50.2 million) increase in the U.S. Reinsurance operation. These changes reflect variability in premiums earned and changes in the loss expectation assumptions for business written, as well as the net prior period reserve development and catastrophe losses discussed above. Incurred losses and LAE for each operation were also impacted by changes in the pricing of the underlying business, as well as variability relating to changes in the mix of business by class and type, which in general reflected a more favorable mix.

The Company’s expense ratio, which is calculated by dividing underwriting expenses by net premiums earned, was 26.5% for the six months ended June 30, 2005 compared to 23.7% for the six months ended June 30, 2004.

The following table shows the expense ratios for each of the Company’s operating segments for the six months ended June 30, 2005 and 2004.

Segment Expense Ratios

Segment	2005	2004

U.S. Reinsurance	27.1%	27.4%
U.S. Insurance	21.8%	16.6%
Specialty Underwriting	28.0%	29.2%
International	25.9%	24.4%
Bermuda	29.2%	21.5%

Segment underwriting expenses increased by 13.5% to $551.7 million in the six months ended June 30, 2005 from $486.1 million in the six months ended June 30, 2004. Commission, brokerage, taxes and fees increased by $61.2 million, principally reflecting decreases in premium volume, changes in the mix and distribution channels of business and an increase in premium based taxes. Segment other underwriting expenses increased by $4.4 million, as the Company continued to expand operations to support its increased business activity. Contributing to the segment underwriting expense increases were a 27.6% ($19.5 million) increase in the International operation, a 25.2% ($18.7 million) increase in the U.S. Insurance operation, a 22.4% ($20.0 million) increase in the Bermuda operation and a 10.2% ($19.2 million) increase in the U.S. Reinsurance operation, which were partially offset by an 18.4% ($11.8 million) decrease in the Specialty Underwriting operation. The changes for each operation’s expenses principally resulted from changes in commission expenses related to changes in premium volume and business mix by class and type and, in some cases, changes in the use of specific reinsurance, as well as the underwriting performance of the underlying business.

The Company’s combined ratio, which is the sum of the loss and expense ratios, increased by 0.2 percentage points to 91.3% in the six months ended June 30, 2005 compared to 91.1% in the six months ended June 30, 2004.

The following table shows the combined ratios for each of the Company’s operating segments for the six months ended June 30, 2005 and 2004. The combined ratios for all operations were impacted by the loss and expense ratio variability noted above.

Segment Combined Ratios

Segment	2005	2004

U.S. Reinsurance	94.2%	95.1%
U.S. Insurance	90.8%	89.0%
Specialty Underwriting	91.6%	87.6%
International	80.8%	75.2%
Bermuda	94.1%	99.0%

Investment Results. Net investment income increased 13.7% to $270.3 million for the six months ended June 30, 2005 from $237.7 million for the six months ended June 30, 2004, principally reflecting the effects of the increase of investable assets to $12.0 billion at June 30, 2005 as compared to $10.2 billion at June 30, 2004, partially offset by the effects of a lower interest rate environment. Period to period changes in investment income are also impacted by the results from equity investments in limited partnerships, which tend to fluctuate period to period. Investment income for these limited partnerships for the six months ended June 30, 2005 and 2004 was $19.4 million and $29.3 million, respectively.

The following table shows a comparison of various investment yields for the periods indicated:

	2005	2004

Imbedded pre-tax yield of cash and invested assets at June 30, 2005 and December 31, 2004	4.5%	4.7%
Imbedded after-tax yield of cash and invested assets at June 30, 2005 and December 31, 2004	3.9%	4.1%
Annualized pre-tax yield on average cash and invested assets for the six months ended June 30, 2005 and 2004	4.8%	5.0%
Annualized after-tax yield on average cash and invested assets for the six months ended June 30, 2005 and 2004	4.1%	4.2%

Net realized capital gains were $29.8 million for the six months ended June 30, 2005, which reflected realized capital gains on the Company’s investments of $42.1 million, resulting primarily from transactions to realign the investment portfolio in response to the interest and credit market conditions, partially offset by $12.3 million of realized capital losses, which included $7.0 million related to write-downs in the value of interest only strips deemed to be impaired on an other than temporary basis in accordance with EITF 99-20. Net realized capital gains of $81.8 million for the six months ended June 30, 2004 reflected realized capital gains on the Company’s investments of $149.9 million, which included $118.2 million on the sale of interest only strip investments, partially offset by $68.2 million of realized capital losses, which included $65.1 million related to the write-downs in the value of interest only strips deemed to be impaired on an other than temporary basis in accordance with EITF 99-20, prior to liquidation of the interest only strip portfolio.

The Company has outstanding one credit default swap and six specialized equity put options in its product portfolio. These products meet the definition of a derivative under FAS 133. Net derivative expense from these derivative transactions for the six months ended June 30, 2005 was $8.0 million and net derivative income for the six months ended June 30, 2004 was $0.6 million, with both periods principally reflecting changes in fair value for the specialized equity put options.

Other expense for the six months ended June 30, 2005 was $6.3 million compared to other income of $3.4 million for the six months ended June 30, 2004. The change in other expense for the six months ended June 30, 2005 was primarily due to variability in the impact of foreign currency exchange loss and share option expense.

Corporate underwriting expenses not allocated to segments were $6.1 million for the six months ended June 30, 2005 as compared to $3.5 million for the six months ended June 30, 2004.

Interest expense and fees for the six months ended June 30, 2005 and 2004 were $38.9 million and $33.8 million, respectively. Interest expense and fees for the six months ended June 30, 2005 included $19.9 million relating to the senior notes, $18.7 million relating to the junior subordinated debt securities and $0.2 million relating to the credit line under the Company’s revolving credit facility. Interest expense and fees for the six months ended June 30, 2004 included $19.5 million relating to the senior notes, $13.7 million relating to the junior subordinated debt securities and $0.7 million relating to borrowings under the Company’s revolving credit facility. The change in interest expense on the senior notes to $19.9 million for the six months ended June 30, 2005 from $19.5 million for the six months ended June 30, 2004 was due to the issuance of new senior notes on October 12, 2004, partially offset by the retirement of the senior notes due March 15, 2005.

Income Taxes. The Company’s income tax expense is primarily a function of the statutory tax rates and corresponding net income in the jurisdictions where the Company operates, coupled with the impact from tax preferenced investment income. Variations generally reflect changes in the relative levels of pre-tax income between jurisdictions with different tax rates. The Company recognized an income tax expense of $67.4 million in the six months ended June 30, 2005 compared to $82.3 million in the six months ended June 30, 2004. The decrease in taxes generally reflects the decrease in realized capital gains, partially offset by the growth of taxable net investment income.

Net Income. Net income was $361.3 million for the six months ended June 30, 2005 compared to net income of $390.1 million for the six months ended June 30, 2004, with the change primarily reflecting a decrease in realized capital gains, partially offset by an increase in net investment income.

FINANCIAL CONDITION

Cash and Invested Assets. Aggregate invested assets, including cash and short-term investments, were $11,960.6 million at June 30, 2005 and $11,530.2 million at December 31, 2004. This increase in cash and invested assets resulted primarily from $616.3 million in cash flows from operations, $29.8 million of realized capital gains and $33.8 million in net pre-tax unrealized appreciation of the Company’s investments, which was primarily due to the changes in interest rates, partially offset by the $250.0 million repayment of senior notes due March 15, 2005. Gross pre-tax unrealized appreciation and depreciation across the Company’s investment portfolio were $480.3 million and $28.6 million, respectively, at June 30, 2005 compared to gross pre-tax unrealized appreciation and depreciation at December 31, 2004 of $449.1 million and $31.3 million, respectively.

The Company’s current investment strategy generally seeks to maximize after-tax income through a high quality, diversified, taxable and tax-preferenced fixed maturity portfolio, while maintaining an adequate level of liquidity. The Company actively considers total return performance, in particular as respects the potential for variability in the unrealized appreciation/depreciation component of its shareholders equity account as investment conditions shift. The Company’s mix of taxable and tax-preferenced investments is adjusted continuously, consistent with the Company’s current and projected operating results, market conditions and the Company’s tax position. The fixed maturities in the investment portfolio are comprised of available for sale securities. Additionally, the Company continues to expand its investments in equity securities, principally public equity index securities, which it believes will enhance the risk-adjusted total return of the investment portfolio. Such investments accounted for 25.7% of the Company’s shareholders’ equity at June 30, 2005 as compared to 17.5% at December 31, 2004.

The Company strategically invests in interest only strips in response to movement in, and levels of, capital market interest rates. These investments are aimed at mitigating potential decreases in unrealized appreciation on the Company’s fixed income portfolio during a period where management judged that there was extraordinary potential for an increase in general interest rates. The market value of the interest only strips was $118.2 million at June 30, 2005 and no such securities were held at June 30, 2004.

The tables below summarize the composition and characteristics of the Company’s investment portfolio for the periods indicated:

	As of June 30, 2005		As of December 31, 2004

Fixed maturities	83.5%		86.3%
Equity securities	8.8%		5.6%
Short-term investments	4.9%		5.1%
Other invested assets	1.9%		1.4%
Cash	0.9%		1.6%

Total investments and cash	100.0%		100.0%

	As of June 30, 2005		As of December 31, 2004

Fixed income portfolio duration	3.8 years		5.2 years
Fixed income composite credit quality	A	a2	A	a2
Imbedded end of period yield, pre-tax	4.5%		4.7%
Imbedded end of period yield, after-tax	3.9%		4.1%

The increase in equity securities reflects a continuing reweighting of the Company’s target investment mix.

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

	For the six months ended June 30, 2005	For the year ended December 31, 2004

Fixed income portfolio total return	2.4%	6.5%
Lehman bond aggregate	2.5%	4.3%
Common equity portfolio total return	1.8%	21.9%
S&P 500	-0.8%	10.9%

Reinsurance Receivables. Reinsurance receivables for both paid and unpaid losses totaled $1,079.5 million at June 30, 2005, a 10.8% reduction from the $1,210.8 million total at December 31, 2004. At June 30, 2005, $275.7 million, or 25.5%, was receivable from subsidiaries of London Reinsurance Group (“London Life”). These receivables are collateralized by a combination of letters of credit and funds held arrangements under which the Company has retained the premium payments due the retrocessionaire, recognized liabilities for such amounts and reduced such liabilities as payments are due from the retrocessionaire. In addition, $172.1 million, or 15.9%, was receivable from Transatlantic Reinsurance Company (“Transatlantic”), $160.0 million, or 14.8%, was receivable from LM Property and Casualty Insurance Company (“LM”), whose obligations are guaranteed by The Prudential Insurance Company of America

(“The Prudential”), and $100.0 million, or 9.3%, was receivable from Continental Insurance Company (“Continental”), which is partially collateralized by funds held arrangements. No other retrocessionaire accounted for more than 5% of the Company’s receivables.

Loss and LAE Reserves. Gross loss and LAE reserves totaled $8,049.0 million at June 30, 2005 and $7,836.3 million at December 31, 2004. The increase during the six months ended June 30, 2005 is primarily attributable to increases in the Company’s exposure base, net prior period reserve adjustments in select areas, including catastrophe losses, and normal variability in claim settlements.

The following tables summarize gross outstanding loss and LAE reserves, segregated into case reserves and IBNR reserves, which are managed on a combined basis, for the periods indicated.

Gross Reserves By Segment
	As of June 30, 2005
(Dollars in thousands)	Case Reserves	IBNR Reserves	Total Reserves	% of Total

U.S. Reinsurance	$1,410,934	$2,197,299	$3,608,233	44.8%
U.S. Insurance	587,492	921,346	1,508,838	18.8%
Specialty Underwriting	224,532	131,795	356,327	4.4%
International	436,955	364,011	800,966	10.0%
Bermuda	476,776	596,130	1,072,906	13.3%

Total excluding A&E	3,136,689	4,210,581	7,347,270	91.3%
A&E	607,176	94,580	701,756	8.7%

Total including A&E	$3,743,865	$4,305,161	$8,049,026	100.0%

	As of December 31, 2004
(Dollars in thousands)	Case Reserves	IBNR Reserves	Total Reserves	% of Total

U.S. Reinsurance	$1,354,647	$2,174,762	$3,529,409	45.0%
U.S. Insurance	599,200	793,451	1,392,651	17.7%
Specialty Underwriting	215,187	158,793	373,980	4.8%
International	421,804	359,073	780,877	10.0%
Bermuda	425,273	605,791	1,031,064	13.2%

Total excluding A&E	3,016,111	4,091,870	7,107,981	90.7%
A&E	571,939	156,386	728,325	9.3%

Total including A&E	$3,588,050	$4,248,256	$7,836,306	100.0%

The changes by segment generally reflect changes in earned premium, changes in business mix and the impact of reserve re-estimations, together with claim settlement activity. The fluctuations for A&E reflect the impact of reserve re-evaluations and claim settlement activity.

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

With respect to Mt. McKinley, where the Company has a direct relationship with policyholders, the Company’s aggressive litigation posture and the uncertainties inherent in the asbestos coverage and bankruptcy litigation have provided an opportunity to actively engage in settlement negotiations with a number of those policyholders who have potentially significant asbestos liabilities. Those discussions are oriented towards achieving reasonable negotiated settlements that limit Mt. McKinley’s liability to a given policyholder to a sum certain. In 2004 and thus far in 2005, the Company concluded such settlements or reached agreement in principle with 10 of its high profile policyholders. The Company has currently identified 13 policyholders based on their past claim activity and/or potential future liabilities as “High Profile Policyholders” and its settlement efforts are generally directed at such policyholders, in part because their exposures have developed to the point where both the policyholder and the Company have sufficient information to be motivated to settle. The Company believes that this active approach will ultimately result in a more cost-effective liquidation of Mt. McKinley’s liabilities than a passive approach, although it may also introduce additional variability in Mt. McKinley’s losses and cash flows as reserves are adjusted to reflect the development of negotiations and, ultimately, potentially accelerated settlements.

There is less potential for similar settlements with respect to the Company’s reinsurance asbestos claims. Ceding companies, with their direct obligation to insureds and overall responsibility for claim settlements, are not consistently aggressive in developing claim settlement information and conveying this information to reinsurers, which can introduce significant and perhaps inappropriate delays in the reporting of asbestos claims/exposures to reinsurers. These delays not only extend the timing of reinsurance claim settlements, but also restrict the information available to estimate the reinsurers’ ultimate exposure. At June 30, 2005 the Company had gross asbestos loss reserves of $615.1 million, of which $301.1 million was for assumed business and $314.0 million was for direct business.

The following table summarizes incurred losses with respect to A&E on both a gross and net of retrocessional basis for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2005	2004	2005	2004

Gross basis:
Beginning of period reserves	$724,825	$805,849	$728,325	$765,257
Incurred losses	-	53,300	18,000	119,300
Paid losses	(23,069)	(29,250)	(44,569)	(54,658)

End of period reserves	$701,756	$829,899	$701,756	$829,899

Net basis:
Beginning of period reserves	$504,591	$575,184	$506,675	$534,369
Incurred losses	6,603	48,196	24,603	111,394
Paid losses	(20,990)	(24,848)	(41,074)	(47,231)

End of period reserves	$490,204	$598,532	$490,204	$598,532

At June 30, 2005, the gross reserves for A&E losses were comprised of $146.6 million representing case reserves reported by ceding companies, $144.7 million representing additional case reserves established by the Company on assumed reinsurance claims, $315.9 million representing case reserves established by the Company on direct excess insurance claims, including Mt. McKinley, and $94.6 million representing IBNR reserves.

Industry analysts have developed a measurement, known as the survival ratio, to compare the A&E reserves among companies with such liabilities. The survival ratio is typically calculated by dividing a company’s current net reserves by the three year average of paid losses, and therefore measures the number of years that it would take to exhaust the current reserves based on historical payment patterns. Using this measurement, the Company’s net three year A&E survival ratio was 4.8 years at June 30, 2005. Adjusting for the effect of the reinsurance ceded under the reinsurance agreement with LM, this ratio rises to the equivalent of 6.4 years at June 30, 2005. The cession of $160.0 million to the stop loss reinsurance provided by LM in connection with the acquisition of Mt. McKinley results in unpaid proceeds that are not reflected in past net payments and effectively extend the funding available for future net payments. Because the survival ratio was developed as a comparative measure of reserve strength and not of absolute reserve adequacy, the Company considers, but does not rely on, the survival ratio when evaluating its reserves. In particular, the Company notes that loss payout variability, which can be material, due in part to the Company’s orientation to negotiated settlements, particularly on its Mt. McKinley exposures, significantly impairs the credibility and utility of this measure as an analytical tool.

The Company’s net three year survival ratio on its asbestos exposures only was 4.6 years for the period ended June 30, 2005. This three year survival ratio, when adjusted for the effect of the reinsurance ceded under the stop loss cover from LM, was 6.4 years and, when adjusted for settlements in place and structured settlements, which are either fully funded by reserves or subject to financial terms that substantially limit the potential variability in the liability, and the stop loss protection from LM, was 17.8 years.

Shareholders’ Equity. The Company’s shareholders’ equity increased to $4,081.5 million as of June 30, 2005 from $3,712.5 million as of December 31, 2004, principally reflecting $361.3 million of net income for the six months ended June 30, 2005, $14.6 million in net proceeds from options exercised and an increase of $26.7 million in net unrealized appreciation of investments, partially offset by $12.4 million of shareholder dividends, $19.0 million currency translation and $2.2 million minimum pension liability.

LIQUIDITY AND CAPITAL RESOURCES

Capital.     The Company’s business operations are in part dependent on the Company’s financial strength, and the market’s perception thereof, as measured by shareholders’ equity, which was $4,081.5 million and $3,712.5 million at June 30, 2005 and December 31, 2004, respectively. The Company has flexibility with respect to capitalization as a result of its perceived financial strength, including its financial strength ratings as assigned by independent rating agencies, and its access to the debt and equity markets. The Company continuously monitors its capital and financial position, as well as investment and security market conditions, both in general and with respect to the Company’s securities, and responds accordingly.

From time to time the Company has used open market share repurchases to effectively adjust its capital position. It made no such purchases for the six months ended June 30, 2005 or in 2004. In September 2004, the Company’s authorization to purchase its shares was amended to authorize the repurchase of up to 5 million shares. The Company notes that, outside of its open market repurchase program, it repurchased 4,800 shares in 2004 from employees in connection with restricted share vestings where individual employees chose to discharge withholding tax liabilities on vesting shares by the surrender of a portion of such shares. At June 30, 2005, 5 million shares remained under the existing repurchase authorization.

The Company has a shelf registration statement on Form S-3 on file with the Securities and Exchange Commission (“SEC”), which was declared effective by the SEC on December 22, 2003, that provides for the issuance of up to $975 million of securities. Generally, under this shelf registration statement, Group is authorized to issue common shares, preferred shares, debt securities, warrants and hybrid securities, Holdings is authorized to issue debt securities and Everest Re Capital Trust II (“Capital Trust II”) and Everest Re Capital Trust III (“Capital Trust III”) are authorized to issue trust preferred securities. The following securities have been issued pursuant to that registration statement, which at June 30, 2005 has a remaining balance of $405.0 million.

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

Liquidity.     The Company’s current investment strategy generally seeks to maximize after-tax income through a high quality, diversified, taxable bond and tax-preferenced fixed maturity portfolio, while maintaining an adequate level of liquidity. The Company’s mix of taxable and tax-preferenced investments is adjusted continuously, consistent with the Company’s current and projected operating results, market conditions and tax position. With changes the Company perceives in overall investment market conditions, and more specifically the acquisition of $399.3 million of equity securities into the overall investment portfolio in 2005 and $496.5 million of equity securities into the overall investment portfolio in 2004, the Company is reweighting its overall portfolio to modestly increase the emphasis on total return.

The Company’s liquidity requirements are generally met from positive cash flow from operations. Positive cash flow results from reinsurance and insurance premiums being collected prior to disbursements for claims, which disbursements generally take place over an extended period after the collection of premiums, sometimes a period of many years. Collected premiums are generally invested, prior to their use in such disbursements, and investment income provides additional funding for loss payments. The Company’s net cash flows from operating activities were $616.3 million and $792.5 million for the six months ended June 30, 2005 and 2004, respectively. Additionally, these cash flows reflected net tax payments of $107.5 million and $56.2 million for the six months ended June 30, 2005 and 2004, respectively; catastrophe loss payments of $168.8 million and $14.5 million for the six months ended June 30, 2005 and 2004, respectively; and asbestos loss payments of $35.2 million and $22.5 million for the six months ended June 30, 2005 and 2004, respectively.

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

As the exact timing of the payment of claims and benefits cannot be predicted with certainty, the Company maintains portfolios of long-term invested assets with varying maturities, along with short-term investments that are intended to provide adequate cash for payment of claims. At June 30, 2005 and December 31, 2004 the Company held cash and short-term investments of $694.8 million and $770.8 million, respectively. In addition to these cash and short-term investments at June 30, 2005, the Company had $0.3 billion, at fair value, of available for sale fixed maturity securities maturing within one year or less, $2.3 billion maturing within one to five years and $7.4 billion maturing after five years. These securities, in conjunction with the short-term investments and positive cash flow from operations, provide adequate sources of liquidity for the expected payment of losses in the near future. The Company does not anticipate selling securities or using available credit facilities to pay losses and LAE but has the ability to do so. Sales might result in realized capital gains or losses and the Company notes that at June 30, 2005 it had $319.1 million of net unrealized appreciation, net of $132.6 million of taxes, comprised of $480.3 million of pre-tax appreciation and $28.6 million of pre-tax depreciation.

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

Effective December 8, 2004, Group, Bermuda Re, and Everest International Reinsurance, Ltd. (“Everest International”) entered into a new three year, $750 million senior credit facility with a syndicate of lenders (the “Group Credit Facility”). Wachovia Bank is the administrative agent for the Group Credit Facility. The Group Credit Facility consists of two tranches. Tranche one provides up to $250 million of revolving credit for liquidity and general corporate purposes, and for the issuance of standby letters of credit. The interest on the revolving loans shall, at the option of each of the borrowers, be either (1) the Base Rate (as defined below) or (2) an adjusted London Interbank Offered Rate (“LIBOR”) plus a margin. The Base Rate is the higher of the rate of interest established by Wachovia Bank from time to time as its prime rate or the Federal Funds rate, in each case plus 0.5% per annum. The amount of margin and the fees payable for the Group Credit Facility depend on Group’s senior unsecured debt rating. Tranche two exclusively provides up to $500 million for the issuance of standby letters of credit on a collateralized basis.

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth amount. Minimum net worth is an amount equal to the sum of (i) $2,599 million (base amount) plus (ii) (A) 25% of consolidated net income for each of Group’s fiscal quarters and (B) 50% of any increase in consolidated net worth attributable to the issuance of ordinary and preferred shares. The base amount is reset at the end of each fiscal year to be the greater of 70% of Group’s consolidated net worth as of the last day of the fiscal year and the calculated minimum amount of net worth prior to the last day of the fiscal year. As of June 30, 2005, the Company was in compliance with these covenants.

During the six months ended June 30, 2005, there were no borrowings under tranche one of the Group Credit Facility. As of June 30, 2005, the Company had $64.7 million of letters of credit outstanding under tranche two of the Group Credit Facility. In addition, the Company had $235.0 million in letters of credit outstanding at June 30, 2005 under a $300 million bilateral agreement with Citibank. All of these letters of credit are collateralized by the Company’s cash and investments. These letters of credit are generally used to collateralize reinsurance assumed by Bermuda Re from jurisdictions where collateralization is generally required for the ceding company to receive credit for such reinsurance recoverables from its principal regulator. Bermuda Re and Everest International also used trust arrangements to provide collateralization to ceding companies, including affiliates. The Company generally avoids providing collateral except where required for ceding companies to receive credit from their regulators. Additionally, at June 30, 2005, $178.3 million of assets were deposited in trust accounts, primarily on behalf of Bermuda Re, as security for assumed losses payable to certain non-affiliated ceding companies.

Effective October 10, 2003, Holdings entered into a new three year, $150.0 million senior revolving credit facility with a syndicate of lenders, replacing the December 21, 1999 three year senior revolving credit facility, which expired on December 19, 2003. Both the October 10, 2003 and December 21, 1999 senior revolving credit agreements, which have similar terms, are referred to as the “Holdings Credit Facility”. Wachovia Bank is the administrative agent for the Holdings Credit Facility. The Holdings Credit Facility is used for liquidity and general corporate purposes. The Holdings Credit Facility provides for the borrowing of up to $150.0 million with interest at a rate selected by Holdings equal to either, (1) the Base Rate (as defined below) or (2) an adjusted LIBOR plus a margin. The Base Rate is the higher of the rate of interest established by Wachovia Bank from time to time as its prime rate or the Federal Funds rate, in each case plus 0.5% per annum. The amount of margin and the fees payable for the Holdings Credit Facility depends upon Holdings’ senior unsecured debt rating.

The Holdings Credit Facility requires Holdings to maintain a debt to capital ratio of not greater than 0.35 to 1, Holdings to maintain a minimum interest coverage ratio of 2.5 to 1 and Everest Re to maintain its statutory surplus at $1.0 billion plus 25% of future aggregate net income and 25% of future aggregate capital contributions. As of June 30, 2005, the Company was in compliance with these covenants.

During the six months ended June 30, 2005 and 2004, there were no payments made and no incremental borrowings under the Holdings Credit Facility. As of June 30, 2005 and 2004, there were outstanding Holdings Credit Facility borrowings of $0.0 million and $70.0 million, respectively. Interest expense and fees incurred in connection with the credit line were $0.2 million for the six months ended June 30, 2005. Interest expense and fees incurred in connection with the borrowings were $0.7 million for the six months ended June 30, 2004.

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

The Company’s $12.0 billion investment portfolio at June 30, 2005 is principally comprised of fixed maturity securities, which are subject to interest rate risk and foreign currency rate risk, and equity securities, which are subject to equity price risk. The impact of the foreign exchange risks on the investment portfolio is generally mitigated by changes in the value of operating assets and liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity portfolio, including short-term investments, due to change in market interest rates. In a declining interest rate environment, it includes prepayment risk on the $1,667.1 million of mortgage-backed securities in the $9,984.2 million fixed maturity portfolio. Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The table below displays the potential impact of market value fluctuations and after-tax unrealized appreciation on the Company’s fixed maturity portfolio as of June 30, 2005 based on parallel 200 basis point shifts in interest rates up and down in 100 basis point increments. For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually. To generate appropriate price estimates on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account. For legal entities with a non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios. All amounts are in U.S. dollars and are presented in millions.

As of June 30, 2005 Interest Rate Shift in Basis Points

	-200	-100	0	100	200

Total Market Value	$11,532.3	$11,030.2	$10,566.0	$10,054.9	$9,515.8
Market Value Change from Base (%)	9.1%	4.4%	0.0%	-4.8%	-9.9%
Change in Unrealized Appreciation
After-tax from Base ($)	$714.2	$340.5	$-	$(372.9)	$(768.1)

The Company had $8,049.0 million and $7,836.3 million of reserves for losses and LAE as of June 30, 2005 and December 31, 2004. These amounts are recorded at their nominal or estimated ultimate payment amount, as opposed to fair value, which would reflect a discount adjustment to reflect the time value of money. Since losses are paid out over a period of time, the fair value of the reserves is less than the nominal value. As interest rates rise, the fair value of the reserves decreases and, conversely, if interest rates decline, the fair value will increase. These movements are the opposite of the interest rate impacts on the fair value of investments since reserves are future obligations. While the difference between fair value and nominal value is not reflected in the Company’s financial statements, the Company’s financial results will include investment income over time from the investment portfolio until the claims are paid. The Company’s loss and loss reserve obligations have an expected duration of approximately 4.5 years, which is reasonably consistent with the Company’s fixed income portfolio. If the company were to discount its loss and LAE reserves, net of reinsurance receivable on unpaid losses, the discount would be approximately $1.5 billion resulting in a discounted reserve balance of approximately $5.5 billion, representing approximately 52% of the fixed maturity market value. The existence of such obligations, and the variable differential between ultimate and fair value, which in theory applies equally to invested assets and insurance liabilities, provides substantial mitigation of the economic effects of interest rate variability even though such mitigation is not reflected in the Company’s financial statements.

Equity risk is the potential change in market value of the common stock and preferred stock portfolios arising from changing equity prices. The Company’s equity investments are mainly exchange traded and mutual funds, which invest principally in high quality common and preferred stocks that are traded on the major exchanges in the U.S. The primary objective in managing the equity portfolio is to provide long-term capital growth through market appreciation and income.

The table below displays the impact on market value and after-tax unrealized appreciation of a 20% change in equity prices up and down in 10% increments for the period indicated. The growth in exposure is primarily due to the growth in the equity portfolio. All amounts are in U.S. dollars and are presented in millions.

As of June 30, 2005 Change in Equity Values in Percent

	-20%	-10%	0%	10%	20%

Market Value of the Equity Portfolio	$840.2	$945.2	$1,050.2	$1,155.2	$1,260.2
After-tax Change in Unrealized Appreciation	$(139.3)	$(69.7)	$-	$69.7	$139.3

Foreign currency rate risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates. Each of the Company’s non-U.S./Bermuda (“foreign”) operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines. Generally, the Company prefers to maintain the capital of its operations in U.S. dollar assets, although this varies by regulatory jurisdiction in accordance with market needs. Each foreign operation may conduct business in its local currency, as well as the currency of other countries in which it operates. The primary foreign currency exposures for these foreign operations are the Canadian Dollar, the British Pound Sterling and the Euro. The Company mitigates foreign exchange exposure by a general matching of the currency and duration of its assets to its corresponding operating liabilities. In accordance with Financial Accounting Standards Board Statement No. 52, the Company translates the assets, liabilities and income of non-U.S. dollar functional currency legal entities to the U.S. dollar. This translation amount is reported as a component of other comprehensive income. As of June 30, 2005, there has been no material change in exposure to foreign exchange rates as compared to December 31, 2004.

Although not considered material in the context of the Company’s aggregate exposure to market sensitive instruments, the Company has issued six specialized equity put options based on the S&P 500 index that are market sensitive and sufficiently unique to warrant supplemental disclosure.

The Company has sold six specialized equity put options based on the S&P 500 index for total consideration, net of commissions, of $22.6 million. These contracts each have a single exercise date, with maturities ranging from 12 to 30 years and strike prices ranging from $1,141.21 to $1,540.63. No amounts will be payable under these contracts if the S&P 500 index is at or above the strike price on the exercise dates, which currently fall between June, 2017 and March, 2031.

If the S&P 500 index is lower than the strike price on the applicable exercise date, the amount due will vary proportionately with the percentage by which the index is below the strike price. Based on historical index volatilities and trends and the June 30, 2005 index value, the Company estimates the probability for each contract of the S&P 500 index being below the strike price on the exercise date to be less than 7.9%. The theoretical maximum payouts under the contracts would occur if on each of the exercise dates the S&P 500 index value were zero.

As these specialized equity put options are derivatives within the framework of FAS 133, the Company reports the fair value of these instruments in its balance sheet and records any changes to fair value in its statement of operations. The Company has recorded fair values for its obligations on these specialized equity put options at June 30, 2005 and December 31, 2004 of $35.1 million and $21.5 million, respectively; however, the Company does not believe that the ultimate settlement of these transactions is likely to require a payment that would exceed the initial consideration received or any payment at all.

As there is no active market for these instruments, the determination of their fair value is based on an industry accepted option pricing model, which requires estimates and assumptions, including those regarding volatility and expected rates of return.

The table below estimates the impact of potential movements in interest rates and the S&P 500 index, which are the principal factors affecting fair value of these instruments, looking forward from the fair value at June 30, 2005. These are estimates and there can be no assurance regarding future market performance. The asymmetrical results of the interest rate and S&P 500 index shifts reflect that the liability cannot fall below zero whereas it can increase to its theoretical maximum.

As of June 30, 2005 S&P 500 Index Put Options Obligation - Sensitivity Analysis (Dollars in millions)

Interest Rate Shift in Basis Points:	-100	-50	0	50	100

Total Market Value	$51.8	$42.7	$35.1	$28.7	$23.5
Market Value Change from Base (%)	-47.7%	-21.7%	0.0%	18.1%	33.2%
S&P Index Shift in Points:	-200	-100	0	100	200

Total Market Value	$45.5	$39.9	$35.1	$31.0	$27.6
Market Value Change from Base (%)	-29.5%	-13.5%	0.0%	11.5%	21.4%
Combined Interest Rate / S&P Index Shift:	-100 / -200	-50 / -100	0 / 0	50 / 100	100 / 200

Total Market Value	$65.4	$48.2	$35.1	$25.3	$18.0
Market Value Change from Base (%)	-86.4%	-37.3%	0.0%	28.0%	48.7%

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

In May 2005, Holdings received and responded to a subpoena from the SEC seeking information regarding certain loss mitigation insurance products. The Company has stated that Holdings will fully cooperate with this and any future inquiries and that Holdings does not believe that it has engaged in any improper business practices with respect to loss mitigation insurance products.

The Company’s insurance subsidiaries have also received and have responded to broadly distributed information requests by state regulators including among others, from Delaware and Georgia.

Part II – Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Part II – Item 3. Defaults Upon Senior Securities

None.

Part II – Item 4. Submission of Matters to a Vote of Security Holders

    (a)       The Annual General Meeting of Shareholders of Everest Re Group, Ltd. was held on May 25, 2005.

    (b)       All director nominees were elected.

    (c)       Each matter voted upon at the meeting and the votes cast with respect to each such matter are as follows:

	Votes Cast

	49,291,628
	For	Against or Withheld	Abstain	Broker Non-votes

Approval of the appointment
of an independent registered
public accounting firm for the
2005 audit	49,228,384	53,055	10,189	-
Approval of the amendment
to the 2003 Non-Employee
Director Equity Compensation
Plan	39,820,637	5,843,219	54,833	3,572,939
Approval of the amendment
to the Executive Performance
Annual Incentive Plan	48,141,331	1,075,240	75,057	-
Election of directors for a term
expiring 2008:
Thomas J. Gallagher	48,758,369	533,259	N/A	-
William F. Galtney, Jr	47,570,949	1,720,679	N/A	-

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

Dated: August 9, 2005