Form 10-Q
period 2005-09-30
EVEREST RE GROUP LTD
filed 2005-11-09
CIK 1095073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:	Commission file number:
September 30, 2005	1-15731
EVEREST RE GROUP, LTD.
(Exact name of registrant as specified in its charter)
Bermuda	98-0365432
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Wessex House – 2nd Floor
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

YES	X	NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES	X	NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Number of Shares Outstanding
Class	at November 1, 2005
Common Shares, $.01 par value	61,865,650

	EVEREST RE GROUP, LTD.

	Index To Form 10-Q

	PART I

	FINANCIAL INFORMATION

Item 1.	Financial Statements	Page

	Consolidated Balance Sheets at September 30, 2005 (unaudited)
	and December 31, 2004	3

	Consolidated Statements of Operations and Comprehensive (Loss) Income for the
	three and nine months ended September 30, 2005 and 2004 (unaudited)	4

	Consolidated Statements of Changes in Shareholders’ Equity for the
	three and nine months ended September 30, 2005 and 2004 (unaudited)	5

	Consolidated Statements of Cash Flows for the three and nine months ended
	September 30, 2005 and 2004 (unaudited)	6

	Notes to Consolidated Interim Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	60

Item 4.	Controls and Procedures	61

	PART II

	OTHER INFORMATION

Item 1.	Legal Proceedings	62

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	63

Item 3.	Defaults Upon Senior Securities	63

Item 4.	Submission of Matters to a Vote of Security Holders	63

Item 5.	Other Information	63

Item 6.	Exhibits	64
EVEREST RE GROUP, LTD. CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value per share)	September 30, 2005	December 31, 2004

	(unaudited)

ASSETS:
Fixed maturities - available for sale, at market value
(amortized cost: 2005, $9,771,909; 2004, $9,609,617)	$10,000,358	$9,947,172
Equity securities, at market value (cost: 2005, $1,005,723; 2004, $571,717)	1,158,089	650,871
Short-term investments	642,928	585,875
Other invested assets (cost: 2005, $243,402; 2004, $160,188)	244,896	161,324
Cash	135,579	184,930

Total investments and cash	12,181,850	11,530,172
Accrued investment income	126,273	130,216
Premiums receivable	1,291,022	1,314,160
Reinsurance receivables	1,085,411	1,210,795
Funds held by reinsureds	269,429	195,944
Deferred acquisition costs	361,399	331,909
Prepaid reinsurance premiums	77,475	84,646
Deferred tax asset	195,112	159,874
Taxes recoverable	26,437	-
Other assets	168,345	115,050

TOTAL ASSETS	$15,782,753	$15,072,766

LIABILITIES:
Reserve for losses and adjustment expenses	$8,898,752	$7,836,306
Future policy benefit reserve	137,900	152,179
Unearned premium reserve	1,663,437	1,595,630
Funds held under reinsurance treaties	211,341	282,472
Losses in the course of payment	14,308	19,069
Other net payable to reinsurers	72,582	47,462
Current federal income taxes	-	31,854
8.5% Senior notes due 3/15/2005	-	249,976
8.75% Senior notes due 3/15/2010	199,419	199,341
5.4% Senior notes due 10/15/2014	249,609	249,584
Junior subordinated debt securities payable	546,393	546,393
Accrued interest on debt and borrowings	9,041	16,426
Other liabilities	179,244	133,556

Total liabilities	12,182,026	11,360,248

Commitments and Contingencies (Note 5)
SHAREHOLDERS' EQUITY:
Preferred shares, par value: $0.01; 50 million shares authorized;
no shares issued and outstanding	-	-
Common shares, par value: $0.01; 200 million shares authorized;
(2005) 56.6 million and (2004) 56.2 million issued	571	566
Additional paid-in capital	1,016,788	983,025
Unearned compensation	(18,530)	(7,108)
Accumulated other comprehensive income, net of deferred income taxes of
$140.9 million at 2005 and $135.6 million at 2004	269,686	328,737
Retained earnings	2,355,162	2,430,248
Treasury shares, at cost; 0.5 million shares (2005 and 2004)	(22,950)	(22,950)

Total shareholders' equity	3,600,727	3,712,518

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$15,782,753	$15,072,766

The accompanying notes are an integral part of the consolidated financial statements

EVEREST RE GROUP, LTD. CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
	Three Months Ended September 30,		Nine Months Ended September 30,

(Dollars in thousands, except par value per share)	2005	2004	2005	2004

	(unaudited)		(unaudited)

REVENUES:
Premiums earned	$959,409	$1,139,862	$3,057,824	$3,199,185
Net investment income	117,532	123,784	387,866	361,526
Net realized capital gains	27,699	10,125	57,485	91,898
Net derivative income (expense)	5,019	(6,595)	(3,018)	(5,965)
Other expense	(7,411)	(3,582)	(13,686)	(171)

Total revenues	1,102,248	1,263,594	3,486,471	3,646,473

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	1,319,706	962,590	2,678,575	2,349,631
Commission, brokerage, taxes and fees	204,664	248,068	703,571	685,733
Other underwriting expenses	31,343	25,729	90,250	77,696
Interest expense on senior notes	7,785	9,737	27,729	29,209
Interest expense on junior subordinated debt	9,362	9,363	28,086	23,030
Interest and fee expense on credit facility	124	339	332	997

Total claims and expenses	1,572,984	1,255,826	3,528,543	3,166,296

(LOSS) INCOME BEFORE TAXES	(470,736)	7,768	(42,072)	480,177
Income tax (benefit) expense	(52,991)	(3,695)	14,398	78,646

NET (LOSS) INCOME	$(417,745)	$11,463	$(56,470)	$401,531

Other comprehensive (loss) income, net of tax	(64,584)	162,138	(59,051)	(37,466)

COMPREHENSIVE (LOSS) INCOME	$(482,329)	$173,601	$(115,521)	$364,065

PER SHARE DATA:
Average shares outstanding (000's)	56,361	55,991	56,257	55,898
Net (loss) income per common share - basic	$(7.41)	$0.20	$(1.00)	$7.18

Average diluted shares outstanding (000's)	57,275	56,712	57,150	56,798
Net (loss) income per common share - diluted	$(7.41)	$0.20	$(1.00)	$7.07

The accompanying notes are an integral part of the consolidated financial statements

EVEREST RE GROUP, LTD. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
	Three Months Ended September 30,		Nine Months Ended September 30,

(Dollars in thousands, except share amounts)	2005	2004	2005	2004

	(unaudited)		(unaudited)

COMMON SHARES (shares outstanding):
Balance, beginning of period	56,400,339	56,064,506	56,177,902	55,677,044
Issued during the period, net	239,489	44,040	461,926	431,502

Balance, end of period	56,639,828	56,108,546	56,639,828	56,108,546

COMMON SHARES (par value):
Balance, beginning of period	$569	$565	$566	$561
Issued during the period, net	2	1	5	5

Balance, end of period	571	566	571	566

ADDITIONAL PAID IN CAPITAL:
Balance, beginning of period	997,626	974,684	983,025	954,658
Common shares issued during the period, net	19,162	3,928	33,763	23,954

Balance, end of period	1,016,788	978,612	1,016,788	978,612

UNEARNED COMPENSATION:
Balance, beginning of period	(7,103)	(4,685)	(7,108)	(5,257)
Restricted shares issued	(12,147)	(3,226)	(13,035)	(3,226)
Amortization of expense	720	301	1,613	873

Balance, end of period	(18,530)	(7,610)	(18,530)	(7,610)

ACCUMULATED OTHER COMPREHENSIVE INCOME,
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	334,270	80,473	328,737	280,077
Net (decrease) increase during the period	(64,584)	162,138	(59,051)	(37,466)

Balance, end of period	269,686	242,611	269,686	242,611

RETAINED EARNINGS:
Balance, beginning of period	2,779,123	2,336,682	2,430,248	1,957,811
Net (loss) income	(417,745)	11,463	(56,470)	401,531
Dividends declared ($0.11 and $0.33 per share in 2005,
and $0.10 and $0.30 per share in 2004)	(6,216)	(5,608)	(18,616)	(16,805)

Balance, end of period	2,355,162	2,342,537	2,355,162	2,342,537

TREASURY SHARES AT COST:
Balance, beginning of period	(22,950)	(22,950)	(22,950)	(22,950)
Treasury shares acquired during the period	-	-	-	-

Balance, end of period	(22,950)	(22,950)	(22,950)	(22,950)

TOTAL SHAREHOLDERS' EQUITY, END OF PERIOD	$3,600,727	$3,533,766	$3,600,727	$3,533,766

The accompanying notes are an integral part of the consolidated financial statements

EVEREST RE GROUP, LTD. CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended September 30,		Nine Months Ended September 30,

(Dollars in thousands)	2005	2004	2005	2004

	(unaudited)		(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(417,745)	$11,463	$(56,470)	$401,531
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Decrease (increase) in premiums receivable	9,848	(42,010)	16,391	(201,355)
Increase in funds held by reinsureds, net	(58,709)	(45,519)	(151,832)	(99,107)
(Increase) decrease in reinsurance receivables	(6,195)	35,307	110,999	34,779
(Increase) decrease in deferred tax asset	(30,082)	12,140	(39,264)	(3,214)
Increase in reserve for losses and loss adjustment expenses	848,575	534,296	1,125,918	1,155,540
Decrease in future policy benefit reserve	(4,505)	(2,863)	(14,279)	(50,156)
Increase in unearned premiums	89,995	36,669	71,492	179,408
Decrease in other assets and liabilities	(36,524)	(35,948)	(34,484)	(53,773)
Non-cash compensation expense	720	301	1,613	873
Amortization of bond premium	8,261	4,304	19,538	17,805
Amortization of underwriting discount on senior notes	36	50	127	147
Realized capital gains	(27,699)	(10,125)	(57,485)	(91,898)

Net cash provided by operating activities	375,976	498,065	992,264	1,290,580

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale	163,592	151,995	492,281	511,876
Proceeds from fixed maturities sold - available for sale	144,353	66,805	1,316,352	1,205,480
Proceeds from equity securities sold	106,602	10,000	116,933	17,995
Proceeds from other invested assets sold	8,475	1,390	39,197	5,702
Cost of fixed maturities acquired - available for sale	(432,147)	(907,752)	(1,987,081)	(2,708,523)
Cost of equity securities acquired	(146,066)	(93,094)	(546,783)	(302,786)
Cost of other invested assets acquired	(28,938)	(2,243)	(118,116)	(10,695)
Net (purchases) sales of short-term securities	(60,210)	306,441	(54,016)	(373,806)
Net (decrease) increase in unsettled securities transactions	(100,843)	68,113	(29,911)	49,223

Net cash used in investing activities	(345,182)	(398,345)	(771,144)	(1,605,534)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares issued during the period	7,017	703	20,733	20,733
Dividends paid to shareholders	(6,216)	(5,608)	(18,616)	(16,805)
Repayment of senior notes	-	-	(250,000)	-
Net proceeds from issuance of junior subordinated notes	-	-	-	319,997

Net cash provided by (used in) financing activities	801	(4,905)	(247,883)	323,925

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(8,965)	(20,436)	(22,588)	(14,864)

Net increase (decrease) in cash	22,630	74,379	(49,351)	(5,893)
Cash, beginning of period	112,949	104,587	184,930	184,859

Cash, end of period	$135,579	$178,966	$135,579	$178,966

SUPPLEMENTAL CASH FLOW INFORMATION
Cash transactions:
Income taxes paid, net	$2,452	$41,727	$109,903	$97,906
Interest paid	$18,237	$29,072	$63,406	$62,756
Non-cash financing transactions:
Issuance of restricted common shares	$12,147	$3,226	$13,035	$3,226
The accompanying notes are an integral part of the consolidated financial statements

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended September 30, 2005 and 2004

1. General

As used in this document, “Group” means Everest Re Group, Ltd.; “Holdings” means Everest Reinsurance Holdings, Inc.; “Everest Re” means Everest Reinsurance Company and its subsidiaries (unless the context otherwise requires); and the “Company” means Everest Re Group, Ltd. and its subsidiaries.

The consolidated financial statements of the Company for the three and nine months ended September 30, 2005 and 2004 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis. Certain financial information, which is normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America, has been omitted since it is not required for interim reporting purposes. The year end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America. The results for the three and nine months ended September 30, 2005 and 2004 are not necessarily indicative of the results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2004, 2003 and 2002 included in the Company’s most recent Form 10-K filing.

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

In March 2004, the FASB’s Emerging Issue Task Force (“EITF”) reached a final consensus on Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. This issue establishes guidance for determining whether to record impairment losses associated with investments in certain equity and debt securities. The application of this issue was required for reporting periods beginning after June 15, 2004. On September 30, 2004, the FASB issued a FASB Staff Position EITF Issue 03-1-1, which delayed the effective date for the measurement and recognition guidance included in paragraphs 10 through 20 of EITF Issue 03-1. On June 29, 2005, the FASB met and reached a decision to issue the FASB Staff Position (“FSP”) FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” to replace the guidance set forth in paragraphs 10-18 of Issue 03-1 with references to existing other than temporary impairment guidance. FSP FAS 115-1 would be applied prospectively and the effective date would be reporting periods beginning after December 15, 2005. The Company is unable to predict the impact on other-than-temporary impairments until the guidance is finalized. Currently, the Company continues to apply

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended September 30, 2005 and 2004

Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“FAS 115”), and the Securities and Exchange Commission (“SEC”)‘s Staff Accounting Bulletin Topic 5:M, “Other Than Temporary Impairment Of Certain Investments In Debt And Equity Securities” and believes that unrealized losses in its investment portfolio are temporary in nature.

In December 2004, the FASB issued FASB Statement No. 123(R) “Share-Based Payment” (“FAS 123(R)”). FAS 123(R) requires all share-based compensation awards granted, modified or settled after December 15, 1994 to be accounted for using the fair value method of accounting. Under the modified prospective application, compensation cost is recognized for the outstanding, non-vested awards based on the grant date fair value of those awards as calculated under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-based Compensation” (“FAS 123”). As the Company implemented FAS 123 prospectively for grants issued on or after January 1, 2002, the Company does not expect the adoption of the statement to have a material impact on the Company’s financial condition or results of operations. The application of FAS 123(R) is effective for fiscal years starting after June 15, 2005.

3. Capital Transactions

On June 27, 2003, the Company filed a shelf registration statement on Form S-3 with the SEC, providing for the issuance of up to $975.0 million of securities. Generally, under this shelf registration statement, Group was authorized to issue common shares, preferred shares, debt securities, warrants and hybrid securities, Holdings was authorized to issue debt securities and Capital Trust II and Everest Re Capital Trust III (“Capital Trust III”) were authorized to issue trust preferred securities. This shelf registration statement became effective on December 22, 2003 and was effectively exhausted with the October 6, 2005 transaction described below. The following securities have been issued pursuant to that registration statement.

o	On March 29, 2004, Capital Trust II, an unconsolidated affiliate, issued trust preferred securities resulting in a takedown from the shelf registration statement of $320 million. In conjunction with the issuance of Capital Trust II’s trust preferred securities, Holdings issued $329.9 million of 6.20% junior subordinated debt securities due March 29, 2034 to Capital Trust II. Part of the proceeds from the junior subordinated debt securities issuance was used for capital contributions to Holdings’ operating subsidiaries.

o	On October 6, 2004, Holdings completed a public offering of $250.0 million principal amount of 5.40% senior notes due October 15, 2014. The net proceeds were used to retire existing debt of Holdings, which came due on March 15, 2005.

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended September 30, 2005 and 2004

o	On October 6, 2005, the Company expanded the size of the remaining shelf registration to $486.0 million by filing under Rule 462(b) of the Securities Act of 1933, as amended, and General Instruction IV of Form S-3 promulgated thereunder. On the same date, the Company entered into an agreement to issue 5,200,000 of its common shares at a price of $91.50 per share, which resulted in $475.8 million in proceeds received on October 12, 2005, before expenses of approximately $0.3 million. This transaction effectively exhausted the December 22, 2003 shelf registration.

4. Earnings Per Common Share

Net (loss) income per common share has been computed below, based upon weighted average common and dilutive shares outstanding.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2005	2004	2005	2004

Net (loss) income (numerator)	$(417,745)	$11,463	$(56,470)	$401,531

Weighted average common and effect of
dilutive shares used in the computation
of net (loss) income per share:
Weighted average shares
outstanding - basic (denominator)	56,361	55,991	56,257	55,898
Effect of dilutive shares	914	721	893	900

Weighted average shares
outstanding - diluted (denominator)	57,275	56,712	57,150	56,798

Net (loss) income per common share:
Basic	$(7.41)	$0.20	$(1.00)	$7.18
Diluted	$(7.41)	$0.20	$(1.00)	$7.07

Options to purchase 308,000 common shares at a price of $95.485 were outstanding for the three months ended September 30, 2005 and options to purchase 10,000 and 308,000 common shares at a price of $95.05 and $95.485, respectively, were outstanding for the nine months ended September 30, 2005, but were not included in the computation of earnings per diluted share because the options’ exercise price was greater than the average market price of the common shares for the relevant periods. Options to purchase 3,000 and 432,500 common shares at a price of $78.875 and $74.33, respectively, were outstanding for the three months ended September 30, 2004, but were not included in the computation of earnings per diluted share because the options’ exercise price was greater than the average market price of the common shares for the relevant periods. All options to purchase common shares for the nine months ended September 30, 2004 were included in the computation of diluted earnings per share as the average market price was greater than the options’ exercise price of the common shares during the relevant periods. All outstanding options expire on or between September 26, 2006 and September 21, 2015.

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended September 30, 2005 and 2004

The Company follows the fair value recognition provisions of FAS 123 with respect to all employee awards granted after January 1, 2002. Expense associated with stock options included in the Company’s consolidated statement of operations and comprehensive (loss) income for the three and nine months ended September 30, 2005 was $0.8 million or $0.01 per diluted share and $2.2 million or $0.04 per diluted share, respectively. For the three and nine months ended September 30, 2004 net income was reduced by $0.5 million or $0.01 per diluted share and $1.4 million or $0.02 per diluted share, respectively.

5. Contingencies

In the ordinary course of business, the Company is involved in lawsuits, arbitrations and other formal and informal dispute resolution procedures, the outcomes of which will determine the Company’s rights and obligations under insurance, reinsurance and other contractual agreements. In some disputes, the Company seeks to enforce its rights under an agreement or to collect funds owing to it. In other matters, the Company is resisting attempts by others to collect funds or enforce alleged rights. These disputes arise from time to time and as they arise are addressed, and ultimately resolved, through both informal and formal means, including negotiated resolution, arbitration and litigation. In all such matters, the Company believes that its positions are legally and commercially reasonable. While the final outcome of these matters cannot be predicted with certainty, the Company does not believe that any of these matters, when finally resolved, will have a material adverse effect on the Company’s financial position or liquidity. However, an adverse resolution of one or more of these items in any one quarter or fiscal year could have a material adverse effect on the Company’s results of operations in that period.

In 1993 and prior, the Company had a business arrangement with The Prudential Insurance Company of America (“The Prudential”) wherein, for a fee, the Company accepted settled claim payment obligations of certain property and casualty insurers and, concurrently, became the owner of the annuity or assignee of the annuity proceeds funded by the property and casualty insurers specifically to fulfill these fully settled obligations. In these circumstances, the Company would be liable if The Prudential, which has an A+ (Superior) financial strength rating from A.M. Best Company (“A.M. Best”), were unable to make the annuity payments. The estimated cost to replace all such annuities for which the Company was contingently liable at September 30, 2005 was $155.5 million.

Prior to its 1995 initial public offering, the Company purchased annuities from an unaffiliated life insurance company with an A+ (Superior) financial strength rating from A.M. Best to settle certain claim liabilities of the Company. Should the life insurance company become unable to make the annuity payments, the Company would be liable for those claim liabilities. The estimated cost to replace such annuities at September 30, 2005 was $18.4 million.

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended September 30, 2005 and 2004

6. Other Comprehensive Income

The following table presents the components of other comprehensive (loss) income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2005	2004	2005	2004

Net unrealized (depreciation)
appreciation of investments,
net of deferred income taxes	$(68,485)	$160,288	$(41,760)	$(35,450)
Currency translation adjustments,
net of deferred income taxes	3,901	1,850	(15,138)	(2,016)
Additional minimum pension liability	-	-	(2,153)	-

Other comprehensive (loss) income,
net of deferred income taxes	$(64,584)	$162,138	$(59,051)	$(37,466)

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended September 30, 2005 and 2004

7. Letters of Credit

The Company has arrangements available for the issuance of letters of credit, which letters are generally collateralized by the Company’s cash and investments. The Company’s agreement with Citibank is a bilateral letter of credit agreement only, while the Company’s other facility, the Wachovia Syndicated Facility, involves a syndicate of lenders (see Note 11, tranche two of the Group Credit Facility), with Wachovia acting as administrative agent. At September 30, 2005 and December 31, 2004, letters of credit for $304.1 million and $350.9 million, respectively, were issued and outstanding, generally supporting reinsurance provided by the Company’s non-U.S. operations. The following table summarizes the Company’s letters of credit as of September 30, 2005. All dollar amounts are in thousands.

Bank		Commitment		In Use		Year of Expiry

Citibank			$300,000		$10,875 11,661 148,776 61,199	12/31/2005 08/31/2006 12/31/2006 12/31/2007

Total Citibank Agreement					$232,511

Wachovia Syndicated Facility	Tranche 1 Tranche 2	$ $	250,000 500,000	$ $	- 1,750 750 45,882 16,285 6,916	- 10/31/2005 11/03/2005 11/13/2005 12/31/2005 05/09/2006

Total Wachovia Syndicated Facility					$71,583

Total letters of credit					$304,094

8. Trust Agreements

Certain subsidiaries of the Company, principally Everest Reinsurance (Bermuda), Ltd. (“Bermuda Re”), a Bermuda insurance company and direct subsidiary of Group, have established trust agreements as security for assumed losses payable to certain non-affiliated ceding companies, which effectively use Company investments as collateral. At September 30, 2005, the total amount on deposit in trust accounts was $170.9 million.

9. Senior Notes

On October 12, 2004, Holdings completed a public offering of $250.0 million principal amount of 5.40% senior notes due October 15, 2014. On March 14, 2000, Holdings completed public offerings of $200.0 million principal amount of 8.75% senior notes due March 15, 2010 and $250.0 million principal amount of 8.50% senior notes due and retired on March 15, 2005.

Interest expense incurred in connection with these senior notes was $7.8 million and $9.7 million for the three months ended September 30, 2005 and 2004, respectively, and $27.7 million and $29.2 million for the nine months ended September 30, 2005 and 2004, respectively. Market

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended September 30, 2005 and 2004

value, which is based on quoted market price at September 30, 2005, was $248.1 million for the 5.40% senior notes and $227.2 million for the 8.75% senior notes.

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

Fair value, which is primarily based on quoted market price of the related trust preferred securities at September 30, 2005, was $308.0 million for the 6.20% junior subordinated debt securities and $225.3 million for the 7.85% junior subordinated debt securities.

Interest expense incurred in connection with these junior subordinated notes was $9.4 million for the three months ended September 30, 2005 and 2004, and $28.1 million and $23.0 million for the nine months ended September 30, 2005 and 2004, respectively.

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

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended September 30, 2005 and 2004

11. Credit Line

Effective December 8, 2004, Group, Bermuda Re, and Everest International Reinsurance, Ltd. (“Everest International”) entered into a three year, $750 million senior credit facility with a syndicate of lenders (the “Group Credit Facility”). Wachovia Bank is the administrative agent for the Group Credit Facility. The Group Credit Facility consists of two tranches. Tranche one provides up to $250 million of revolving credit for liquidity and general corporate purposes, and for the issuance of standby letters of credit. The interest on the revolving loans shall, at the option of each of the borrowers, be either (1) the Base Rate (as defined below) or (2) an adjusted London Interbank Offered Rate (“LIBOR”) plus a margin. The Base Rate is the higher of the rate of interest established by Wachovia Bank from time to time as its prime rate or the Federal Funds rate, in each case plus 0.5% per annum. The amount of margin and the fees payable for the Group Credit Facility depend on Group’s senior unsecured debt rating. Tranche two exclusively provides up to $500 million for the issuance of standby letters of credit on a collateralized basis.

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth amount. Minimum net worth is an amount equal to the sum of (i) $2,599 million (base amount) plus (ii) (A) 25% of consolidated net income for each of Group’s fiscal quarters and (B) 50% of any increase in consolidated net worth attributable to the issuance of ordinary and preferred shares. The base amount is reset at the end of each fiscal year to be the greater of 70% of Group’s consolidated net worth as of the last day of the fiscal year and the calculated minimum amount of net worth prior to the last day of the fiscal year. As of September 30, 2005, the Company was in compliance with these covenants.

For the three and nine months ended September 30, 2005, there were no borrowings under tranche one of the Group Credit Facility. At September 30, 2005, there was $71.6 million used of the $500 million available for tranche two standby letters of credit.

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

The Holdings Credit Facility requires Holdings to maintain a debt to capital ratio of not greater than 0.35 to 1, Holdings to maintain a minimum interest coverage ratio of 2.5 to 1 and Everest Re to maintain its statutory surplus at $1.0 billion plus 25% of future aggregate net income and 25% of future aggregate capital contributions after December 31, 2002. As of September 30, 2005, the Company was in compliance with these covenants.

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended September 30, 2005 and 2004

During the three and nine months ended September 30, 2005 and 2004, there were no payments made and no incremental borrowings under the Holdings Credit Facility. As of September 30, 2005 and 2004, there were outstanding Holdings Credit Facility borrowings of $0.0 million and $70.0 million, respectively.

Interest expense and fees incurred in connection with the Group Credit Facility and the Holdings Credit Facility were $0.1 million and $0.3 million for the three and nine months ended September 30, 2005, respectively. Interest expense and fees incurred in connection with the Holdings Credit Facility were $0.3 million and $1.0 million for the three and nine months ended September 30, 2004, respectively.

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

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended September 30, 2005 and 2004

The following tables present the relevant underwriting results for the operating segments for the periods indicated:

U.S. Reinsurance
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2005	2004	2005	2004

Gross written premiums	$374,309	$362,129	$1,100,677	$1,048,879
Net written premiums	374,316	363,047	1,097,810	1,039,128
Premiums earned	$341,286	$339,133	$1,107,256	$1,024,408
Incurred losses and loss
adjustment expenses	660,069	361,254	1,174,168	825,160
Commission and brokerage	76,314	84,147	271,378	260,390
Other underwriting expenses	5,650	4,655	17,714	16,326

Underwriting loss	$(400,747)	$(110,923)	$(356,004)	$(77,468)

U.S. Insurance
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2005	2004	2005	2004

Gross written premiums	$210,768	$253,245	$755,876	$918,470
Net written premiums	184,775	219,406	670,390	817,751
Premiums earned	$202,202	$245,643	$627,056	$694,945
Incurred losses and loss
adjustment expenses	118,638	166,456	411,592	491,968
Commission and brokerage	34,860	40,074	103,639	93,067
Other underwriting expenses	13,575	11,153	37,814	32,467

Underwriting gain	$35,129	$27,960	$74,011	$77,443

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended September 30, 2005 and 2004

Specialty Underwriting
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2005	2004	2005	2004

Gross written premiums	$51,891	$127,975	$247,868	$352,565
Net written premiums	48,766	125,473	235,830	346,770
Premiums earned	$52,953	$122,579	$238,992	$342,120
Incurred losses and loss
adjustment expenses	72,513	91,391	190,742	219,613
Commission and brokerage	11,178	36,203	60,071	96,793
Other underwriting expenses	1,635	1,386	4,990	4,841

Underwriting (loss) gain	$(32,373)	$(6,401)	$(16,811)	$20,873

International
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2005	2004	2005	2004

Gross written premiums	$188,296	$204,085	$540,466	$512,337
Net written premiums	188,076	203,696	539,474	509,709
Premiums earned	$173,600	$192,365	$521,002	$481,712
Incurred losses and loss
adjustment expenses	128,865	139,622	319,457	286,574
Commission and brokerage	45,805	49,351	129,944	114,558
Other underwriting expenses	3,057	2,532	9,074	8,000

Underwriting (loss) gain	$(4,127)	$860	$62,527	$72,580

Bermuda
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2005	2004	2005	2004

Gross written premiums	$255,407	$269,757	$592,678	$695,438
Net written premiums	255,610	268,126	593,398	695,195
Premiums earned	$189,368	$240,142	$563,518	$656,000
Incurred losses and loss
adjustment expenses	339,621	203,867	582,616	526,316
Commission and brokerage	36,507	38,293	138,539	120,925
Other underwriting expenses	2,602	2,366	9,722	8,897

Underwriting loss	$(189,362)	$(4,384)	$(167,359)	$(138)

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended September 30, 2005 and 2004

The following table reconciles the underwriting results for the operating segments to (loss) income before tax as reported in the consolidated statements of operations and comprehensive (loss) income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2005	2004	2005	2004

Underwriting (loss) gain	$(591,480)	$(92,888)	$(403,636)	$93,290
Net investment income	117,532	123,784	387,866	361,526
Net realized capital gains	27,699	10,125	57,485	91,898
Net derivative income (expense)	5,019	(6,595)	(3,018)	(5,965)
Corporate expenses	(4,824)	(3,637)	(10,936)	(7,165)
Interest expense	(17,271)	(19,439)	(56,147)	(53,236)
Other expense	(7,411)	(3,582)	(13,686)	(171)

(Loss) income before taxes	$(470,736)	$7,768	$(42,072)	$480,177

The Company produces business in its U.S., Bermuda and International operations. The net income and assets of the individual foreign countries in which the Company writes business are not identifiable in the Company’s financial records. The largest country, other than the U.S., in which the Company writes business is the United Kingdom, with $164.3 million and $326.4 million of written premium for the three and nine months ended September 30, 2005, respectively. No other country represented more than 5% of the Company’s revenues.

13. Derivatives

The Company has outstanding one credit default swap and seven specialized equity put options in its product portfolio. These products meet the definition of a derivative under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). The Company’s position in these contracts is unhedged and is accounted for as a derivative in accordance with FAS 133. Accordingly, these contracts are carried at fair value and are recorded in “Other liabilities” in the consolidated balance sheets and changes in fair value are recorded in the consolidated statements of operations and comprehensive (loss) income.

14. Investments – Interest Only Strips

The Company from time to time invests in interest only strips of mortgage-backed securities (“interest only strips”) in response to movement in, and levels of, capital market interest rates. These securities give the holder the right to receive interest payments at a stated coupon rate on an underlying pool of mortgages. The interest payments on the outstanding mortgages are guaranteed by entities generally rated AAA. The ultimate cash flow from these investments is primarily dependent upon the average life of the mortgage pool. Generally, as market interest rates and, more specifically, market mortgage rates decline, mortgagees tend to refinance which will decrease the average life of a mortgage pool and decrease expected cash flows. Conversely, as market interest rates and, more specifically, mortgage rates rise, repayments will slow and the ultimate cash flows will tend to rise. Accordingly, the market value of these investments tends to

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended September 30, 2005 and 2004

increase as general interest rates rise and decline as general interest rates fall. These movements are generally counter to the impact of interest rate movements on the Company’s other fixed income investments. The market value of the interest only strips was $78.2 million at September 30, 2005 and no such securities were held at September 30, 2004.

The Company accounts for its investment in interest only strips in accordance with Emerging Issues Task Force Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“EITF 99-20”). EITF 99-20 sets forth the rules for recognizing interest income on all credit-sensitive mortgage and asset-backed securities and certain prepayment-sensitive securities, including agency interest only strips, whether purchased or retained in securitization, as well as the rules for determining when these securities must be written down to fair value because of impairment. EITF 99-20 requires decreases in the valuation of residual interests in securitizations to be recorded as a reduction to the carrying value of the residual interests through a charge to earnings, rather than an unrealized loss in shareholders’ equity, when any portion of the decline in fair value is attributable to, as defined by EITF 99-20, an impairment loss. The Company recorded no such realized capital losses due to impairments for the three months ended September 30, 2005 and 2004. The Company recorded pre-tax and after-tax realized capital losses due to impairments of $7.0 million and $5.6 million, respectively, for the nine months ended September 30, 2005 and $65.1 million and $49.7 million, respectively, for the nine months ended September 30, 2004. In response to movements in capital market interest rates, the Company liquidated a portion of an interest only strip portfolio during the third quarter of 2005 and recognized pre-tax and after-tax realized capital gains of $22.8 million and $18.2 million, respectively. As a result of liquidating an interest only strip investment portfolio during the second quarter of 2004, the Company recognized pre-tax and after-tax realized capital gains of $118.2 million and $91.0 million, respectively.

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended September 30, 2005 and 2004

15. Retirement Benefits

The Company maintains both qualified and non-qualified defined benefit pension plans for its U.S. employees. In addition, the Company has a retiree health plan for eligible retired employees.

The following tables present the net periodic costs for the benefit plans for the periods indicated:

Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2005	2004	2005	2004

Service cost	$968	$817	$2,905	$2,454
Interest cost	1,008	850	3,027	2,548
Expected return on plan assets	(916)	(839)	(2,750)	(2,518)
Amortization of prior service cost	32	32	96	96
Amortization of net loss	480	339	1,442	1,018

Net periodic benefit cost	$1,572	$1,199	$4,720	$3,598

Other Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2005	2004	2005	2004

Service cost	$123	$104	$368	$314
Interest cost	102	90	306	272
Amortization of net loss	7	4	22	13

Net periodic benefit cost	$232	$198	$696	$599

Based upon current asset levels in the plans, the Company is not required to make contributions. However, the Company made voluntary contributions to the qualified and non-qualified pension benefit plans of $0.0 million and $2.7 million for the three and nine months ended September 30, 2005, respectively. Voluntary contributions of $2.5 million were made for the three and nine months ended September 30, 2004.

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended September 30, 2005 and 2004

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

17. Catastrophes

During the third quarter of 2005, there were two large hurricane events, Katrina and Rita, as well as other catastrophe losses, which resulted in significant incurred losses to the Company. For the third quarter of 2005, the incurred pre-tax catastrophe losses, net of reinstatement premiums of $48.5 million, were $784.6 million, of which Hurricane Katrina accounted for $652.7 million. Generally, catastrophe reinsurance provides coverage for one event; however, when limits are exhausted, some contractual arrangements provide for the availability of additional coverage upon the payment of additional premium. This additional premium is referred to as reinstatement premium. With respect to Hurricane Katrina, the unprecedented nature and scale of this hurricane, along with the lack of extensive data from ceding companies, has hampered the loss estimating process. Additionally, pending legal and regulatory issues may impact the amount of ultimate losses from these events. The Company’s loss estimate is based on a combination of modeled information, underwriter analysis, preliminary client discussions and a profile of exposed limits within the affected regions. The Company’s recorded loss for Hurricane Katrina represents its current best estimate for this event, but ultimate losses could differ, perhaps materially. Any adjustments to this estimate in future quarters will result in an impact to incurred losses when such adjustments are made.

18. Income Taxes

The company uses a projected annual effective tax rate in accordance with Statement of Financial Accounting Standards No.109, “Accounting for Income Taxes” (“FAS 109”) to calculate its quarterly tax expense. Under this methodology, when an interim quarter’s pre-tax income (loss) varies significantly from a full year’s income projection, the tax impact resulting from the income variance is effectively spread between the impacted quarter and the remaining quarters of the year. Accordingly, the tax benefit resulting from the catastrophe losses in the third quarter of 2005 will effectively be spread between the third and fourth quarters of 2005. This may result in a lower than normal effective tax rate for the fourth quarter of 2005, absent any other variations between projected and actual pre-tax income.

During the third quarter of 2005, the Internal Revenue Service completed its examination of tax years 2000 through 2002, which years included the Company’s 2000 reorganization as well as several inter-affiliate reinsurance transactions. The finalization of these tax years did not result in any material adjustment to the quarter’s tax provision.

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended September 30, 2005 and 2004

19. Subsequent Events

o	On October 6, 2005, the Company expanded the size of the remaining shelf registration by filing under Rule 462(b) of the Securities Act of 1933, as amended, and General Instruction IV of Form S-3 promulgated thereunder. On the same date, the Company entered into an agreement to issue 5,200,000 of its common shares at a price of $91.50 per share, which resulted in $475.8 million in proceeds, before expenses of approximately $0.3 million. This transaction effectively exhausted the December 22, 2003 shelf registration.

o	During the later part of October 2005, Hurricane Wilma hit the Yucatan Peninsula and Florida. At this point in time, management is not yet able to estimate the impact that this hurricane will have on the Company’s financial results for the fourth quarter, as all of the information essential to the estimating process for this catastrophe loss is not yet available.

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

The Company competes in the U.S., Bermuda and international reinsurance and insurance markets with numerous international and domestic reinsurance and insurance companies. The Company’s competitors include independent reinsurance and insurance companies, subsidiaries or affiliates of established worldwide insurance companies, reinsurance departments of certain insurance companies and domestic and international underwriting operations, including underwriting syndicates at Lloyd’s. Some of these competitors have greater financial resources than the Company and have established long-term and continuing business relationships throughout the industry, which can be a significant competitive advantage. In addition, the lack of strong barriers to entry into the reinsurance business and the potential for securitization of reinsurance and insurance risks through capital markets provide additional sources of potential reinsurance and insurance capacity and competition.

Through 2004 and the first nine months of 2005, the favorable market conditions, which had developed during the period from 2000 through 2003, generally weakened. Pricing for most property and casualty classes declined modestly. Competition increased modestly as well, in part due to the relative profitability achieved by many reinsurers over the period from 2002 through 2004, the attendant buildup of capital by these participants and growing pressures to effectively deploy this capital. However, this profitability and capital buildup varied significantly by market participant, reflecting the fact that the industry was impacted by significant catastrophe losses in the second half of 2004 and generally still remained exposed to fundamental issues that had negatively impacted its aggregate capacity in 2002 and 2003, including weak investment market conditions and adverse loss emergence. All of these factors had tended to depress the industry’s aggregate financial performance and perceptions of financial strength of industry participants over this period, albeit with significant variation by individual market participant. The Company notes that the cumulative market softening to date has not yet offset the market strengthening which occurred over 2001 to 2003 and that the rate of change, even prior to the third quarter 2005 catastrophe events, was subject to moderating influence arising from market participants’ refinement of their strategies for capital utilization and in particular for avoiding the excesses of past market cycles.

With the catastrophe loss experience of the third quarter of 2005, which included the industry’s single largest loss event ever, Hurricane Katrina, as well as other lesser but still significant catastrophe events, many participants in worldwide insurance and reinsurance markets saw their financial results impacted adversely. The impact of these depressed results on existing trends is difficult to predict. Some, including the Company, believe that the scope and scale of industry losses will lead to a fairly immediate and significant tightening of industry conditions, which, although most focused on catastrophe business impacted by the third quarter catastrophe events, will likely extend in differing degrees to virtually all worldwide property and casualty classes. This view is based on an assessment that the character and magnitude of the third quarter events will inevitably increase individual company managements’ assessment of both the capital required to support business and the returns appropriate to that capital. This assessment also recognizes the likelihood that regulators and rating agencies may tighten capital adequacy criteria raising the expected capitalization level for many industry participants. Others suggest that the existing capital strength of industry participants, in part reflecting favorable financial performance over the 2002-2004 period, supplemented by capital raising activities since Hurricane Katrina, including by both, existing industry participants and potential new entrants, will be sufficient to support the industry’s aggregate exposures without requiring significant price increases or any fundamental changes in the pricing of industry products.

The Company has generally been disappointed by industry developments in 2005 and 2004, which have, at least prior to the catastrophe events in the third quarter of 2005, operated to modestly weaken pricing in most business classes and lines. The Company notes that it continues to see opportunities for profitable writings in a variety of classes and lines owing mainly to the general adequacy of underlying pricing. However, the Company also notes that it, like many industry participants, is reexamining its view of price adequacy in light of 2005‘s third quarter catastrophe experience. Such reexamination includes consideration of: the magnitude and character of catastrophe exposures, the level of capital necessary to support its businesses as considered from both the Company and rating agency perspectives and the actual and potential volatility and variability of results, by product, business class and business unit, including with respect to the reliability of underlying statistical and modeling techniques. The Company cannot predict with any reasonable certainty whether and to what extent the trends and conditions noted earlier will persist, nor can it predict the eventual outcome of its own internal deliberations, or in aggregate, the deliberations of industry participants, as respects the issues raised by the third quarter’s catastrophe experience.

Financial Summary

The Company’s management monitors and evaluates overall Company performance based upon financial results. The following table displays a summary of the consolidated net (loss) income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,

(Dollars in thousands)	2005	2004	2005	2004

Gross written premiums	$1,080,671	$1,217,191	$3,237,565	$3,527,689
Net written premiums	1,051,543	1,179,748	3,136,902	3,408,553
REVENUES:
Premiums earned	$959,409	$1,139,862	$3,057,824	$3,199,185
Net investment income	117,532	123,784	387,866	361,526
Net realized capital gains	27,699	10,125	57,485	91,898
Net derivative income (expense)	5,019	(6,595)	(3,018)	(5,965)
Other expense	(7,411)	(3,582)	(13,686)	(171)

Total revenues	1,102,248	1,263,594	3,486,471	3,646,473

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment
expenses	1,319,706	962,590	2,678,575	2,349,631
Commission, brokerage, taxes and fees	204,664	248,068	703,571	685,733
Other underwriting expenses	31,343	25,729	90,250	77,696
Interest expense	17,271	19,439	56,147	53,236

Total claims and expenses	1,572,984	1,255,826	3,528,543	3,166,296

(LOSS) INCOME BEFORE TAXES	(470,736)	7,768	(42,072)	480,177
Income tax (benefit) expense	(52,991)	(3,695)	14,398	78,646

NET (LOSS) INCOME	$(417,745)	$11,463	$(56,470)	$401,531

Overall, the Company was extremely disappointed with its 2005 third quarter results, which were heavily impacted by incurred losses relating to Hurricane Katrina, which were approximately $653 million pre-tax and $525 million after-tax, both net of reinstatement premiums. Generally, catastrophe reinsurance provides coverage for one event; however, when limits are exhausted, some contractual arrangements provide for the availability of additional coverage upon the payment of additional premium. This additional premium is referred to as reinstatement premium. With respect to Hurricane Katrina, this was the single largest catastrophe event ever experienced by the Company, and more broadly, the reinsurance industry. These impacts from Hurricane Katrina, as well as impacts from other catastrophe losses and the components of incurred losses in general, are discussed later in this summary, which generally addresses significant individual line items in the order of their appearance on the Company’s income statement.

Revenues.     As indicated in the preceding “Industry Conditions” section, the reinsurance and insurance industry generally experienced favorable market conditions from 2001 through 2003, which coupled with the Company’s financial strength, strategic positioning and market and underwriting expertise, enabled the Company to increase its volume of business significantly over this period. With the change in trend established in 2004 and continuing in 2005, the Company adapted its operations to slow its rate of growth and even decrease writings for some classes of business and reemphasize its focus on profitability as opposed to volume. The classes most affected by these actions were workers’ compensation insurance, individual risk underwritten insurance and reinsurance, medical stop loss reinsurance, UK motor business reinsurance and select U.S. casualty reinsurance classes.

Reflecting the market conditions addressed above, gross written premiums for the three months ended September 30, 2005 were $1,080.7 million, a decrease of 11.2% compared with $1,217.2 million for the three months ended September 30, 2004. For the nine months ended September 30, 2005, gross written premiums were $3,237.6 million, a decrease of 8.2% compared with $3,527.7 million for the nine months ended September 30, 2004.

Due to the nature of its businesses, the Company is unable to precisely differentiate between the effects of price changes as compared to the effects of changes in exposure. Similarly, because individual reinsurance arrangements often reflect revised coverages, structuring, pricing, terms and/or conditions from period to period, the Company is unable to differentiate between the premium volumes attributable to new business as compared to renewal business. Management believes that market conditions, which were softening prior to the occurrence of Hurricane Katrina, generally remained favorable and notes that it continues to see business opportunities in a variety of product classes and markets. The Company continues to decline business that does not meet its objectives regarding underwriting profitability.

Net written premiums, comprised of gross written premiums less ceded premiums, were $1,051.5 million for the three months ended September 30, 2005, a decrease of 10.9% compared with $1,179.7 million for the three months ended September 30, 2004. For the nine months ended September 30, 2005, net written premiums were $3,136.9 million, a decrease of 8.0% compared with $3,408.6 million for the nine months ended September 30, 2004. These reflect premiums ceded of $29.1 million (2.7% of gross written premiums) and $37.4 million (3.1% of gross written premiums) for the three months ended September 30, 2005 and 2004, respectively, and $100.7 million (3.1% of gross written premiums) and $119.1 million (3.4% of gross written premiums) for the nine months ended September 30, 2005 and 2004, respectively. Ceded premiums relate primarily to specific reinsurance purchased by the U.S. Insurance operation.

Premiums earned were $959.4 million for the three months ended September 30, 2005, a decrease of 15.8% compared with $1,139.9 million for the three months ended September 30, 2004. For the nine months ended September 30, 2005, premiums earned were $3,057.8 million, a decrease of 4.4% compared with $3,199.2 million for the nine months ended September 30, 2004. Included in the premiums earned for the three and nine months ended September 30, 2005 were $48.5 million and $55.4 million, respectively, of reinstatement premiums of which $43.5 million was due to Hurricane Katrina. There were no such reinstatement premiums for the three and nine months ended September 30, 2004. Overall, premium fluctuations reflect period to period changes in net written premiums and business mix together with normal variability in earning patterns. Business mix changes occur not only as the Company shifts emphasis between products, lines of business, distribution channels and markets, but also as individual contracts renew or non-renew, almost always with changes in coverage, structure, prices and/or terms, and as new contracts are accepted with coverages, structures, prices and/or terms different from those of expiring contracts. Changes in estimates related to the reporting patterns of ceding companies also affect premiums earned.

Net investment income was $117.5 million for the three months ended September 30, 2005, a decrease of 5.1% compared with $123.8 million for the three months ended September 30, 2004. For the nine months ended September 30, 2005, net investment income was $387.9 million, an increase of 7.3% compared with $361.5 million for the nine months ended September 30, 2004. Period to period changes in investment income are impacted by changes in the level and mix of invested assets, prevailing interest rates and the results from equity investments in limited partnerships, which tend to fluctuate quarter by quarter.

Premiums are generally collected over the first 12 to 15 months of the Company’s reinsurance and insurance contracts, while related losses are typically paid out over numerous years. This tends to generate cash flow from operations and this positive cash flow coupled with the increase in investable assets generates growth in investment income. The Company’s cash flow from operations was $376.0 million for the three months ended September 30, 2005, a decrease of 24.5% compared with $498.1 million for the three months ended September 30, 2004. For the nine months ended September 30, 2005, the Company’s cash flow from operations was $992.3 million, a decrease of 23.1% compared with $1,290.6 million for the nine months ended September 30, 2004. Cash flow from operations for the nine months ended September 30, 2005 in comparison with the nine months ended September 30, 2004 was negatively impacted by an additional $191.0 million of net catastrophe loss payments and $12.0 million of income tax payments period over period.

Net realized capital gains were $27.7 million and $57.5 million for the three and nine months ended September 30, 2005, respectively, reflecting portfolio management activities in response to interest rate and credit market movements, compared to net realized capital gains of $10.1 million and $91.9 million for the three and nine months ended September 30, 2004, respectively. The realized capital gains for the three and nine months ended September 30, 2004 were primarily the result of an early liquidation of a $20 million investment trust portfolio, and gains on the sale of the Company’s interest only strips of mortgaged-backed securities (“interest only strips”) investment portfolio in the second quarter of 2004.

Expenses.     Incurred losses and loss adjustment expenses (“LAE”) were $1,319.7 million for the three months ended September 30, 2005, an increase of 37.1% compared with $962.6 million for the three months ended September 30, 2004. This increase in incurred losses and LAE was primarily the result of a $612.5 million increase in catastrophe losses in the third quarter of 2005 compared with the third quarter of 2004. Partially offsetting these increases was a reversal with respect to prior year reserve development. Excluding the impact of catastrophes on prior year reserve development, reserve development was $94.6 million less in the third quarter of 2005 than the third quarter of 2004, reflecting a swing from unfavorable development of $42.7 million to favorable development of $51.9 million. For the nine months ended September 30, 2005, incurred losses and LAE were $2,678.6 million, an increase of 14.0% compared with $2,349.6 million for the nine months ended September 30, 2004. The $328.9 million increase in incurred losses and LAE for the nine months ended September 30, 2005 was principally related to catastrophe losses which increased by $667.8 million, comparing the nine months of 2005 with the nine months of 2004. The major contributing factor was the third quarter 2005 property catastrophe events, particularly hurricanes Katrina, Rita, Emily and Dennis totaling $772.5 million, Indian flood of $12.6 million and the Ontario storms of $11.2 million. Partially offsetting this increase was a decrease in unfavorable prior period reserve adjustments, excluding the impact of catastrophe development, to a favorable net prior period reserve adjustment of $39.6 million from an unfavorable net prior period reserve adjustment of $157.6 million for the nine months ended September 30, 2005 as compared to the nine months ended September 30,

2004, respectively. Other factors impacting the level of incurred losses and LAE related to changes in volume as measured by earned premium; changes in rates and terms, as well as the effect of changes in prior period loss reserve estimates, also contributed.

Commission, brokerage and tax expense were $204.7 million and $248.1 million for the three months ended September 30, 2005 and 2004, respectively, and $703.6 million and $685.7 million for the nine months ended September 30, 2005 and 2004, respectively, as a result of changes in premium volume, including changes in volume through the various distribution channels, and changes in the mix of business.

Taxes and Net Income (Loss). The Company’s income tax (benefit) expense is primarily a function of the statutory tax rates and corresponding net income in the jurisdictions where the Company operates, coupled with the impact from tax-preferenced investment income. Variations generally reflect changes in the relative levels of pre-tax income between jurisdictions with different tax rates. The Company generated income tax benefits of $53.0 million and $3.7 million for the three months ended September 30, 2005 and 2004, respectively, in each case reflecting significant catastrophe losses in these quarters. Income tax expense of $14.4 million and $78.6 million for the nine months ended September 30, 2005 and 2004, respectively, reflected the expected effective tax rate derived from blended full year results. The decrease in tax expense in 2005 primarily reflected the increase in incurred losses and LAE, in part driven by greater catastrophe losses, coupled with a decrease in premiums earned.

The net loss of $417.7 million compared to net income of $11.5 million for the three months ended September 30, 2005 and 2004, respectively, and a net loss of $56.5 million compared to net income of $401.5 million for the nine months ended September 30, 2005 and 2004, respectively, generally reflected the catastrophe loss driven increase in incurred losses and LAE together with the decrease in premiums earned, partially offset by the decrease in income taxes.

The Company’s shareholders’ equity decreased to $3,600.7 million at September 30, 2005 from $3,712.5 million at December 31, 2004. The decrease was principally due to the Company’s net loss for the period together with an unrealized loss on the Company’s investment portfolio.

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

The following tables present the relevant underwriting results for the operating segments for the periods indicated:

U.S. Reinsurance
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2005	2004	2005	2004

Gross written premiums	$374,309	$362,129	$1,100,677	$1,048,879
Net written premiums	374,316	363,047	1,097,810	1,039,128
Premiums earned	$341,286	$339,133	$1,107,256	$1,024,408
Incurred losses and loss
adjustment expenses	660,069	361,254	1,174,168	825,160
Commission and brokerage	76,314	84,147	271,378	260,390
Other underwriting expenses	5,650	4,655	17,714	16,326

Underwriting loss	$(400,747)	$(110,923)	$(356,004)	$(77,468)

U.S. Insurance
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2005	2004	2005	2004

Gross written premiums	$210,768	$253,245	$755,876	$918,470
Net written premiums	184,775	219,406	670,390	817,751
Premiums earned	$202,202	$245,643	$627,056	$694,945
Incurred losses and loss
adjustment expenses	118,638	166,456	411,592	491,968
Commission and brokerage	34,860	40,074	103,639	93,067
Other underwriting expenses	13,575	11,153	37,814	32,467

Underwriting gain	$35,129	$27,960	$74,011	$77,443

Specialty Underwriting
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2005	2004	2005	2004

Gross written premiums	$51,891	$127,975	$247,868	$352,565
Net written premiums	48,766	125,473	235,830	346,770
Premiums earned	$52,953	$122,579	$238,992	$342,120
Incurred losses and loss
adjustment expenses	75,513	91,391	190,742	219,613
Commission and brokerage	11,178	36,203	60,071	96,793
Other underwriting expenses	1,635	1,386	4,990	4,841

Underwriting (loss) gain	$(32,373)	$(6,401)	$(16,811)	$20,873

International
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2005	2004	2005	2004

Gross written premiums	$188,296	$204,085	$540,466	$512,337
Net written premiums	188,076	203,696	539,474	509,709
Premiums earned	$173,600	$192,365	$521,002	$481,712
Incurred losses and loss
adjustment expenses	128,865	139,622	319,457	286,574
Commission and brokerage	45,805	49,351	129,944	114,558
Other underwriting expenses	3,057	2,532	9,074	8,000

Underwriting (loss) gain	$(4,127)	$860	$62,527	$72,580

Bermuda
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2005	2004	2005	2004

Gross written premiums	$255,407	$269,757	$592,678	$695,438
Net written premiums	255,610	268,126	593,398	695,195
Premiums earned	$189,368	$240,142	$563,518	$656,000
Incurred losses and loss
adjustment expenses	339,621	203,867	582,616	526,316
Commission and brokerage	36,507	38,293	138,539	120,925
Other underwriting expenses	2,602	2,366	9,722	8,897

Underwriting loss	$(189,362)	$(4,384)	$(167,359)	$(138)

The following table reconciles the underwriting results for the operating segments to (loss) income before tax as reported in the consolidated statements of operations and comprehensive (loss) income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2005	2004	2005	2004

Underwriting (loss) gain	$(591,480)	$(92,888)	$(403,636)	$93,290
Net investment income	117,532	123,784	387,866	361,526
Net realized capital gains	27,699	10,125	57,485	91,898
Net derivative income (expense)	5,019	(6,595)	(3,018)	(5,965)
Corporate expenses	(4,824)	(3,637)	(10,936)	(7,165)
Interest expense	(17,271)	(19,439)	(56,147)	(53,236)
Other expense	(7,411)	(3,582)	(13,686)	(171)

(Loss) income before taxes	$(470,736)	$7,768	$(42,072)	$480,177

Three Months Ended September 30, 2005 compared to Three Months Ended September 30, 2004

As noted earlier, the principal driver of the quarter’s disappointing results was incurred losses related to Hurricane Katrina and other catastrophe events, which are discussed under the heading “Expenses” in the Financial Summary Section.

Premiums.     Gross written premiums decreased 11.2% to $1,080.7 million in the three months ended September 30, 2005 from $1,217.2 million in the three months ended September 30, 2004, reflecting continued impact of competitive pressures on pricing coupled with the Company maintaining a disciplined underwriting approach. Premiums declined 59.5% ($76.1 million) in the Specialty Underwriting operation, primarily due to a $55.9 million decrease in A&H business and a $24.1 decrease in surety business, partially offset by a $3.9 million increase in marine and aviation business. The U.S. Insurance operation decreased 16.8% ($42.5 million), principally as a result of a $35.5 million decrease in workers’ compensation business, primarily resulting from the 2004 termination of the American All-Risk Insurance Services, Inc. contract, and a $6.9 million decrease in program business outside of the workers’ compensation class. The International operation decreased 7.7% ($15.8 million), primarily due to a $31.7 million decrease in international business written through the Miami and New Jersey offices, representing primarily Latin American business, partially offset by the $15.5 million increase in Asian business. The Bermuda operation decreased 5.3% ($14.4 million), reflecting declines in individual risk underwritten insurance and reinsurance in Bermuda and in motor business reinsurance in the UK. The U.S. Reinsurance operation increased 3.4% ($12.2 million), principally reflecting a $71.7 million increase in treaty property business, partially offset by a $49.4 million decrease in treaty casualty business and a $9.6 million decrease in facultative business.

Ceded premiums decreased to $29.1 million for the three months ended September 30, 2005 from $37.4 million for the three months ended September 30, 2004. Ceded premiums generally relate to specific reinsurance purchased by the U.S. Insurance operation and fluctuate based upon the level of premiums written in the individual reinsured programs.

Net written premiums decreased by 10.9% to $1,051.5 million for the three months ended September 30, 2005 from $1,179.7 million for the three months ended September 30, 2004, reflecting the decrease in gross written premiums.

Premium Revenues. Net premiums earned decreased by 15.8% to $959.4 million for the three months ended September 30, 2005 from $1,139.9 million for the three months ended September 30, 2004. Contributing to this decrease was a 56.8% ($69.6 million) decrease in the Specialty Underwriting operation, a 21.1% ($50.8 million) decrease in Bermuda operations, a 17.7% ($43.4 million) decrease in the U.S. Insurance operation and a 9.8% ($18.8 million) decrease in International operation, partially offset by a 0.6% ($2.2 million) increase in the U.S. Reinsurance operation. All of these changes reflect period to period changes in net written premiums and business mix, together with normal variability in earning patterns. Business mix changes occur not only as the Company shifts emphasis between products, lines of business, distribution channels and markets, but also as individual contracts renew or non-renew, almost always with changes in coverage, structure, prices and/or terms, and as new contracts are accepted with coverages, structures, prices and/or terms different from those of expiring contracts. As premium reporting, earnings, loss and commission characteristics derive from the provisions of individual contracts, the continuous turnover of individual contracts, arising from both strategic shifts and day to day underwriting, can and does introduce appreciable background variability in various underwriting line items. Changes in estimates related to the reporting patterns of ceding companies also affect premiums earned.

Expenses.     Incurred losses and LAE increased by 37.1% to $1,319.7 million for the three months ended September 30, 2005 from $962.6 million for the three months ended September 30, 2004. The increase in incurred losses and LAE was principally attributable to the increase in estimated losses due to property catastrophes mainly driven by Hurricane Katrina with incurred losses of $696.2 million, but also reflecting incurred losses related to hurricanes Rita ($54.0 million), Emily ($15.3 million) and Dennis ($7.0 million), floods in India ($12.6 million), Calgary ($7.0 million) and Europe ($6.2 million) and storms in Ontario ($11.2 million). The 2005 results also reflect unfavorable development on 2004 catastrophes of $25.5 million. Additionally, Hurricane Katrina estimates are subject to considerable uncertainty due to the timing, complexity and unusual nature of the underlying ceding company exposures. These estimates reflect management’s best judgment based on all available information, but ultimate losses could differ, perhaps materially. This increase in incurred losses and LAE also reflects variability in premiums earned and changes in the loss expectation assumptions for business written, as well as the net prior period reserve development and catastrophe losses discussed above. Incurred losses and LAE were also impacted by changes in the pricing of the underlying business, as well as variability relating to changes in the mix of business by class and type.

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

Incurred losses and LAE for the three months ended September 30, 2005 reflected ceded losses and LAE of $34.5 million compared to ceded losses and LAE for the three months ended September 30, 2004 of $27.8 million. The increase in ceded losses was primarily the result of fluctuations in losses ceded under the specific reinsurance coverages purchased by the U.S. Insurance operation.

The following table shows the net catastrophe losses for each of the Company’s operating segments for the three months ended September 30, 2005 and 2004:

(Dollars in thousands) Segment Net Catastrophe Losses

Segment	2005	2004

U.S. Reinsurance	$526.8	$167.0
U.S. Insurance	-	-
Specialty Underwriting	57.9	10.2
International	48.1	39.2
Bermuda	200.3	4.2

Total	$833.1	$220.6

Incurred losses and LAE include catastrophe losses, which include the impact of both current period events and favorable and unfavorable development on prior period events and are net of reinsurance. Individual catastrophe losses are reported net of specific reinsurance, but before recoveries under corporate level reinsurance. The Company defines a catastrophe as a property event with expected reported losses of at least $5.0 million before corporate level reinsurance and taxes. Effective for the third quarter 2005, industrial risk losses have been excluded from catastrophe losses with prior periods adjusted for comparison purposes. Catastrophe losses, net of contract specific cessions, were $833.1 million for the three months ended September 30, 2005, related principally to aggregate estimated losses mainly driven by Hurricane Katrina with catastrophe losses of $696.2 million, but also reflected catastrophe losses related to hurricanes Rita ($54.0 million), Emily ($15.3 million) and Dennis ($7.0 million), floods in India ($12.6 million), Calgary ($7.0 million) and Europe ($6.2 million) and storms in Ontario ($11.2 million). The 2005 results also reflect unfavorable development on 2004 catastrophes of $25.5 million. Additionally, Hurricane Katrina estimates are subject to considerable uncertainty due to the timing, complexity and unusual nature of the underlying ceding company exposures. These estimates reflect management’s best judgment based on all available information, but ultimate losses could differ, perhaps materially. Catastrophe losses, net of contract specific cessions, were $220.6 million in the three months ended September 30, 2004, principally due to $255 million of estimated aggregate losses from hurricanes Charley, Frances, Ivan and Jeanne and Pacific typhoon activity, partially offset by a $31.0 million reserve reduction related to the World Trade Center events.

The following table shows net prior period reserve adjustments for each of the Company’s operating segments for the three months ended September 30, 2005 and 2004:

(Dollars in thousands) Segment Net Prior Period Reserve Adjustments

Segment	2005	2004

U.S. Reinsurance	$(0.5)	$(24.8)
U.S. Insurance	(25.6)	3.1
Specialty Underwriting	(20.3)	2.8
International	(5.9)	(1.3)
Bermuda	24.1	28.6

Total	$(28.2)	$8.3

Net favorable prior period reserve adjustments for the three months ended September 30, 2005 were $28.2 million compared to net unfavorable prior period reserve adjustment of $8.3 million for the three months ended September 30, 2004. For the three months ended September 30, 2005, the net favorable reserve adjustments included $99.6 million net favorable non-asbestos and environmental (“A&E”), non-catastrophe development, partially offset by $47.7 million net unfavorable A&E adjustments and $23.7 million net unfavorable catastrophe development. The unfavorable reserve adjustments for the three months ended September 30, 2004 included unfavorable A&E reserve adjustments of $18.0 million and unfavorable non-A&E, non-catastrophe reserve adjustments of $24.7 million, partially offset by net favorable catastrophe adjustments of $34.4 million. It is important to note that non-A&E accident year reserve development arises from the re-evaluation of accident year results and that such re-evaluations may also impact premiums and commissions attributed by accident year, generally mitigating, in part, the impact of loss development, and that such impacts are recorded as part of the overall reserve evaluation process.

The U.S. Reinsurance segment accounted for $0.5 million of net favorable prior period reserve adjustments for the three months ended September 30, 2005, and net favorable prior period reserve adjustments of $24.8 million for the three months ended September 30, 2004. A&E exposures accounted for $4.8 million and $1.2 million of unfavorable reserve adjustments for the three months ended September 30, 2005 and 2004, respectively. Catastrophe losses accounted for $17.8 million unfavorable net prior period reserve adjustments for the three months ended September 30, 2005 and $34.5 million favorable net prior period reserve adjustments for the three months ended September 30, 2004. Other non-A&E, non-catastrophe net favorable prior period reserve adjustments were $23.1 million for the three months ended September 30, 2005 and net unfavorable prior period reserve adjustments were and $8.5 million for the three months ended September 30, 2004, all primarily related to property business classes.

The U.S. Insurance segment reflected $25.6 million of net favorable prior period reserve adjustments for the three months ended September 30, 2005 and $3.1 million net unfavorable prior period reserve adjustments for the three months ended September 30, 2004. These prior period reserve adjustments were principally due to liability classes relating to accident years 2000 through 2003.

The Specialty Underwriting segment had $20.3 million of net favorable and $2.8 million of net unfavorable prior period reserve adjustments for the three months ended September 30, 2005 and 2004, respectively. The September 30, 2005 net favorable prior period reserve adjustments related principally to $25.7 million favorable non-A&E, non-catastrophe reserve adjustments primarily related to the marine, aviation and surety business classes, partially offset by unfavorable catastrophe development of $5.3 million related to the marine and aviation business. The September 30, 2004 net unfavorable prior period reserve adjustment related principally to $3.2 million unfavorable catastrophe adjustments.

The International segment had $5.9 million and $1.3 million of net favorable prior period reserve adjustments for the three months ended September 30, 2005 and 2004, respectively. The September 30, 2005 net favorable prior period reserve adjustments related primarily to favorable non-A&E, non-catastrophe reserve development on the Canadian and Asian business of $7.3 million, partially offset by unfavorable catastrophe loss development of $1.4 million. The September 30, 2004 favorable development was related to catastrophe losses on the International and Europe business.

The Bermuda segment reflected $24.0 million and $28.6 million of net unfavorable prior period reserve adjustments for the three months ended September 30, 2005 and 2004, respectively. The unfavorable development in the three months ended September 30, 2005 was primarily due to $42.9 million of unfavorable A&E development, partially offset by favorable prior period non-A&E, non-catastrophe development of $18.0 million. The unfavorable development in the three months ended September 30, 2004 was primarily due to $13.5 million of non-A&E, non-catastrophe development and $16.8 million of asbestos reserve development, with most of this development related to exposures assumed through the September 19, 2000 loss portfolio transfer from Mt. McKinley Insurance Company (“Mt. McKinley”), a subsidiary of Holdings.

The segment components of the increase in incurred losses and LAE for the three months ended September 30, 2005 over the three months ended September 30, 2004 were a 82.7% ($298.8 million) increase in the U.S. Reinsurance operation and a 66.6% ($135.8 million) increase in the Bermuda operation, partially offset by a 28.7% ($47.8 million) decrease in the U.S. Insurance operation, a 20.6% ($18.9 million) decrease in the Specialty Underwriting operation and a 7.7% ($10.8 million) decrease in the International operation. These changes reflect variability in premiums earned and changes in the loss expectation assumptions for business written, as well as the net prior period reserve development and catastrophe losses discussed above. Incurred losses and LAE for each operation were also impacted by changes in the pricing of the underlying business, as well as variability relating to changes in the mix of business by class and type.

The Company’s loss ratio, which is calculated by dividing incurred losses and LAE by net premiums earned, increased by 53.2 percentage points to 137.6% in the three months ended September 30, 2005 from 84.4% in the three months ended September 30, 2004, reflecting the impact of the changes in premiums earned and incurred losses and LAE discussed above, as well as changes in the underlying business mix and aggregate rates, terms and conditions.

The following table shows the loss ratios for each of the Company’s operating segments for the three months ended September 30, 2005 and 2004. The loss ratios for all operations were impacted by the factors noted above.

Segment Loss Ratios

Segment	2005	2004

U.S. Reinsurance	193.4%	106.5%
U.S. Insurance	58.7%	67.8%
Specialty Underwriting	136.9%	74.6%
International	74.2%	72.6%
Bermuda	179.3%	84.9%

The Company’s expense ratio, which is calculated by dividing underwriting expenses by net premiums earned, was 24.6% for the three months ended September 30, 2005 compared to 24.1% for the three months ended September 30, 2004.

The following table shows the expense ratios for each of the Company’s operating segments for the three months ended September 30, 2005 and 2004.

Segment Expense Ratios

Segment	2005	2004

U.S. Reinsurance	24.0%	26.2%
U.S. Insurance	23.9%	20.8%
Specialty Underwriting	24.2%	30.6%
International	28.2%	27.0%
Bermuda	20.7%	16.9%

Segment underwriting expenses decreased by 14.4% to $231.2 million in the three months ended September 30, 2005 from $270.2 million in the three months ended September 30, 2004. Commission, brokerage, taxes and fees decreased by $43.4 million, principally reflecting decreases in premium volume and changes in the mix and distribution channel of business. Segment other underwriting expenses increased by $4.4 million, as the Company continued to expand operations to support its business. Contributing to the segment underwriting expense decreases were a 65.9% ($24.8 million) decrease in the Specialty Underwriting operation, a 7.7% ($6.8 million) decrease in the U.S. Reinsurance operation, a 5.8% ($3.0 million) decrease in the International operation, a 5.5% ($2.8 million) decrease in the U.S. Insurance operation and a 3.8% ($1.5 million) decrease in the Bermuda operation. The changes for each operation’s expenses principally resulted from changes in commission expenses related to changes in premium volume and business mix by class and type and, in some cases, changes in the use of specific reinsurance, as well as the underwriting performance of the underlying business.

The Company’s combined ratio, which is the sum of the loss and expense ratios, increased by 53.7 percentage points to 162.2% in the three months ended September 30, 2005 compared to 108.5% in the three months ended September 30, 2004.

The following table shows the combined ratios for each of the Company’s operating segments for the three months ended September 30, 2005 and 2004. The combined ratios for all operations were impacted by the loss and expense ratio variability noted above.

Segment Combined Ratios

Segment	2005	2004

U.S. Reinsurance	217.4%	132.7%
U.S. Insurance	82.6%	88.6%
Specialty Underwriting	161.1%	105.2%
International	102.4%	99.6%
Bermuda	200.0%	101.8%

Investment Results. Net investment income decreased 5.1% to $117.5 million for the three months ended September 30, 2005 from $123.8 million for the three months ended September 30, 2004, despite an increase in invested assets from $11.0 billion at September 30, 2004 to $12.2 billion at September 30, 2005, principally reflecting variability in investment income from equity investments in limited partnerships, which tend to fluctuate quarter by quarter. Investment (loss) income for these limited partnerships for the three months ended September 30, 2005 and 2004 was a $7.1 million loss and $7.3 million of income, respectively.

The following table shows a comparison of various investment yields for the periods indicated:

	2005	2004

Imbedded pre-tax yield of cash and invested assets at September 30, 2005 and 2004	4.5%	4.7%
Imbedded after-tax yield of cash and invested assets at September 30, 2005 and 2004	3.9%	4.0%
Annualized pre-tax yield on average cash and invested assets for the three months ended September 30, 2005 and 2004	4.0%	4.8%
Annualized after-tax yield on average cash and invested assets for the three months ended September 30, 2005 and 2004	3.6%	4.0%

Net realized capital gains of $27.7 million for the three months ended September 30, 2005 reflected realized capital gains on the Company’s investments of $29.5 million, resulting principally from $22.8 million of gains on the partial sale of the interest only strip portfolio, partially offset by $1.8 million of realized capital losses. Net realized capital gains of $10.1 million for the three months ended September 30, 2004 reflected realized capital gains on the Company’s investments of $11.3 million, resulting primarily from the early liquidation of an investment portfolio trust, partially offset by $1.2 million of realized capital losses.

The Company has outstanding one credit default swap and seven specialized equity put options in its product portfolio. These products meet the definition of a derivative under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). The Company recognized net derivative income of $5.0 million for the three months ended September 30, 2005 and net derivative loss of $6.6 million for the three months ended September 30, 2004, reflecting changes in fair value for the specialized equity put options.

Other expense for the three months ended September 30, 2005 and 2004 was $7.4 million and $3.6 million, respectively. The change in other expense for the three months ended September 30, 2005 was primarily due to share option expense, miscellaneous expenses and variability in the impact of foreign currency exchange gain.

Corporate underwriting expenses not allocated to segments were $4.8 million for the three months ended September 30, 2005, which were comparable with the $3.6 million for the three months ended September 30, 2004.

Interest expense and fees for the three months ended September 30, 2005 and 2004 were $17.3 million and $19.4 million, respectively. Interest expense and fees for the three months ended September 30, 2005 included $7.8 million related to the senior notes, $9.4 million related to the junior subordinated debt securities and $.1 million related to the credit line under the Company’s revolving credit facilities. Interest expense and fees for the three months ended September 30, 2004 included $9.7 million related to the senior notes, $9.4 million related to the junior subordinated debt securities and $0.3 million related to borrowings under the Company’s revolving credit facilities. Interest expense on senior notes decreased to $7.8 million for the three months ended September 30, 2005 from $9.7 million for the three months ended September 30, 2004 as the 5.4% senior notes issued on October 12, 2004 effectively replaced the 8.5% senior notes due March 15, 2005, which were retired.

Income Taxes. The Company’s income tax expense is primarily a function of the statutory tax rates and corresponding net income (loss) in the jurisdictions where the Company operates, coupled with the impact from tax preferenced investment income. The Company recognized an income tax benefit of $53.0 million in the three months ended September 30, 2005 compared to an income tax benefit of $3.7 million in the three months ended September 30, 2004. Variations generally reflect changes in the relative levels of pre-tax income between jurisdictions with different tax rates and, specifically for the third quarter of 2005, also reflected the significant increase in incurred losses relating to catastrophes resulting, ultimately, in a substantial pre-tax loss for the period.

Net (Loss) Income. Net loss was $417.7 million for the three months ended September 30, 2005 compared to net income of $11.5 million for the three months ended September 30, 2004, with the change primarily reflecting an increase in incurred losses, partially offset by related tax benefits.

Nine Months Ended September 30, 2005 compared to Nine Months Ended September 30, 2004

As noted earlier, the principal driver of the disappointing year to date results was incurred losses related to Hurricane Katrina and other third quarter 2005 catastrophe events, which are discussed under the heading “Expenses”.

Premiums.     Gross written premiums decreased 8.2% to $3,237.6 million for the nine months ended September 30, 2005 from $3,527.7 million for the nine months ended September 30, 2004, reflecting increased competitive pressures on pricing. Premium decline areas included a 29.7% ($104.7 million) decrease in the Specialty Underwriting operation, resulting primarily from a $106.0 million decrease in A&H business and a $21.0 million decrease in surety business, partially offset by a $22.2 million increase in marine and aviation business. The U.S. Insurance operation decreased 17.7% ($162.6 million), principally as a result of a $223.9 million decrease in workers’ compensation business, primarily resulting from the 2004 termination of the American All-Risk Insurance Services, Inc. contract, partially offset by a $61.4 million increase in program business outside of the workers’ compensation class. The Bermuda operation decreased 14.8% ($102.8 million), which reflected declines in individual risk underwritten insurance and reinsurance in Bermuda and motor business reinsurance in the UK. The International operation increased 5.5% ($28.1 million), primarily due to a $70.3 million increase in Asian business, partially offset by a $23.6 million decrease in international business written through the Miami and New Jersey offices, representing primarily Latin American business. The U.S. Reinsurance operation increased 4.9% ($51.8 million), principally reflecting an $161.2 million increase in treaty property business, partially offset by a $79.9 million decrease in treaty casualty business and a $24.7 million decrease in facultative business.

Ceded premiums decreased to $100.7 million for the nine months ended September 30, 2005 from $119.1 million for the nine months ended September 30, 2004. Ceded premiums generally relate to specific reinsurance purchased by the U.S. Insurance operation and fluctuate based upon the level of premiums written in the individual reinsured programs.

Net written premiums decreased by 8.0% to $3,136.9 million for the nine months ended September 30, 2005 from $3,408.6 million for the nine months ended September 30, 2004, reflecting the decrease in gross written premiums, partially offset by the decrease in ceded premiums.

Premium Revenues. Net premiums earned decreased by 4.4% to $3,057.8 million for the nine months ended September 30, 2005 from $3,199.2 million for the nine months ended September 30, 2004. Contributing to this decrease was a 30.1% ($103.1 million) decrease in the Specialty Underwriting operation, a 14.1% ($92.5 million) decrease in the Bermuda operation and a 9.8% ($67.9 million) decrease in the U.S. Insurance operation, partially offset by an 8.2% ($39.3 million) increase in the International operation and an 8.1% ($82.8 million) increase in the U.S. Reinsurance operation. All of these changes reflect period to period changes in net written premiums and business mix, together with normal variability in earning patterns. Business mix changes occur not only as the Company shifts emphasis between products, lines of business, distribution channels and markets, but also as individual contracts renew or non-renew, almost always with changes in coverage, structure, prices and/or terms, and as new contracts are accepted with coverages, structures, prices and/or terms different from those of expiring contracts. As premium reporting, earnings, loss and commission characteristics derive from the provisions of individual contracts, the continuous turnover of individual contracts, arising from both strategic shifts and day to day underwriting, can and does introduce appreciable background variability in various underwriting line items. Changes in estimates related to the reporting patterns of ceding companies also affect premiums earned.

Expenses.     Incurred losses and LAE increased by 14.0% to $2,678.6 million for the nine months ended September 30, 2005 from $2,349.6 million for the nine months ended September 30, 2004. The increase in incurred losses and LAE was principally related to catastrophe losses and changes in the Company’s mix of business, partially offset by the decrease in reserve adjustments for prior period losses. These changes reflect variability in premiums earned and changes in the loss expectation assumptions for business written, as well as the net prior period reserve development and catastrophe losses discussed below. Incurred losses and LAE were also impacted by changes in the pricing of the underlying business, as well as variability relating to changes in the mix of business by class and type.

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

Incurred losses and LAE for the nine months ended September 30, 2005 reflected ceded losses and LAE of $94.8 million compared to ceded losses and LAE for the nine months ended September 30, 2004 of $109.9 million. The decrease in ceded losses was primarily the result of fluctuations in losses ceded under the specific reinsurance coverages purchased by the U.S. Insurance operation.

The following table shows the net catastrophe losses for each of the Company’s operating segments for the nine months ended September 30, 2005 and 2004:

(Dollars in thousands) Segment Net Catastrophe Losses

Segment	2005	2004

U.S. Reinsurance	$551.4	$166.9
U.S. Insurance	-	-
Specialty Underwriting	66.1	11.0
International	63.5	39.5
Bermuda	206.1	2.0

Total	$887.1	$219.4

Incurred losses and LAE include catastrophe losses, which include the impact of both current period events and favorable and unfavorable development on prior period events and are net of reinsurance. Individual catastrophe losses are reported net of specific reinsurance, but before recoveries under corporate level reinsurance. The Company defines a catastrophe as a property event with expected reported losses of at least $5.0 million before corporate level reinsurance and taxes. Effective for the third quarter 2005, industrial risk losses have been excluded from catastrophe losses, with prior periods adjusted for comparison reasons. Catastrophe losses, net of contract specific cessions, were $887.1 million for the nine months ended September 30, 2005, related principally to aggregate estimated losses mainly driven by Hurricane Katrina with catastrophe losses of $696.2 million, but also reflected catastrophe losses related to hurricanes Rita ($54.0 million), Emily ($15.3 million) and Dennis ($7.0 million) and floods in India ($12.6 million), Calgary ($7.0 million) and Europe ($6.2 million) and storms in Ontario ($11.2 million).

The 2005 results also reflect unfavorable development on 2004 catastrophes of $82.6 million. Additionally, Hurricane Katrina estimates are subject to considerable uncertainty due to the timing, complexity and unusual nature of the underlying ceding company exposures. These estimates reflect management’s best judgment based on all available information, but ultimate losses could differ, perhaps materially. Catastrophe losses, net of contract specific cessions, were $219.4 million in the nine months ended September 30, 2004, related principally to aggregate estimated losses of $255.0 million from hurricanes Charley ($72.5 million), Frances ($66.5 million), Ivan ($61.0 million) and Jeanne ($50.0 million) and Pacific typhoons ($5.0 million), which were partially offset by $31.0 million of reserve reductions related to the World Trade Center events.

The following table shows net prior period reserve adjustments for each of the Company’s operating segments for the nine months ended September 30, 2005 and 2004:

(Dollars in thousands) Segment Net Prior Period Reserve Adjustments

Segment	2005	2004

U.S. Reinsurance	$39.6	$(4.9)
U.S. Insurance	(23.1)	21.2
Specialty Underwriting	(10.4)	(7.4)
International	(8.8)	(1.0)
Bermuda	40.9	114.1

Total	$38.2	$122.0

Net unfavorable prior period reserve adjustments, which include catastrophe development, for the nine months ended September 30, 2005 were $38.2 million compared to $122.0 million for the nine months ended September 30, 2004. For the nine months ended September 30, 2005, the net unfavorable reserve adjustments included net unfavorable catastrophe development of $77.7 million and net unfavorable A&E adjustments of $72.3 million, partially offset by non-A&E, non-catastrophe net favorable prior period reserve adjustments of $111.8 million, primarily related to property business classes. The reserve adjustments for the nine months ended September 30, 2004 included unfavorable A&E development of $129.4 million, unfavorable non-A&E, non-catastrophe adjustments related primarily to casualty development of $28.2 million and favorable catastrophe adjustments of $35.6 million, which included a reduction of reserves for the World Trade Center events. It is important to note that non-A&E accident year reserve development arises from the re-evaluation of accident year results and that such re-evaluations may also impact premiums and commissions attributed by accident year, generally mitigating, in part, the impact of loss development, and that such impacts are recorded as part of the overall reserve evaluation process.

The U.S. Reinsurance segment accounted for $39.6 million of net unfavorable prior period reserve adjustments for the nine months ended September 30, 2005, which included $13.5 million of favorable non-A&E, non-catastrophe prior period reserve adjustments as compared to net favorable prior period reserve adjustments of $4.9 million for the nine months ended September 30, 2004. A&E exposures accounted for $10.7 million and $8.4 million of unfavorable reserve adjustments for the nine months ended September 30, 2005 and 2004, respectively. Catastrophe losses accounted for $42.4 million of unfavorable reserve adjustments and $34.6 favorable reserve adjustments for the nine months ended September 30, 2005 and 2004, respectively.

The U.S. Insurance segment reflected $23.1 million of favorable and $21.2 million of unfavorable net prior period reserve adjustments for the nine months ended September 30, 2005 and 2004, respectively. These prior period reserve adjustments were principally due to casualty classes related to accident years 2000 through 2003.

The Specialty Underwriting segment had $10.4 million and $7.4 million of net favorable prior period reserve adjustments for the nine months ended September 30, 2005 and 2004, respectively. Catastrophe development accounted for $13.6 million and $4.0 million of net unfavorable prior period reserve adjustments for the nine months ended September 30, 2005 and 2004, respectively and was primarily on the marine and aviation classes of business. Non-A&E, non-catastrophe development accounted for $24.1 million and $11.4 million favorable net prior period reserve adjustment for the nine months ended September 30, 2005 and 2004, respectively, principally on the marine, aviation and surety classes of business in 2005 and the marine, aviation and A&H classes of business in 2004.

The International segment had $8.8 million and $1.0 million of net favorable prior period reserve adjustments for the nine months ended September 30, 2005 and 2004, respectively. The September 30, 2005 net favorable prior period reserve adjustments related primarily to favorable non-asbestos, non-catastrophe reserve development of $25.7 million, primarily on property business classes, partially offset by $16.9 million of property catastrophe loss development on the Asian and Canadian business.

The Bermuda segment reflected $40.9 million and $114.1 million of net unfavorable prior period reserve adjustments for the nine months ended September 30, 2005 and 2004, respectively. The unfavorable development in the nine months ended September 30, 2005 was primarily due to unfavorable A&E reserve development of $61.6 million, related to exposures assumed through the September 19, 2000 loss portfolio transfer from Mt. McKinley, partially offset by favorable development of $25.9 million of non-A&E reserve adjustments. The development in the nine months ended September 30, 2004 was primarily the result of $121.0 million of unfavorable asbestos reserve development.

The Company’s loss ratio, which is calculated by dividing incurred losses and LAE by net premiums earned, increased by 14.2 percentage points to 87.6% in the nine months ended September 30, 2005 from 73.4% in the nine months ended September 30, 2004, reflecting the impact of the changes in premiums earned and incurred losses and LAE discussed above, as well as changes in the underlying business mix and aggregate rates, terms and conditions.

The following table shows the loss ratios for each of the Company’s operating segments for the nine months ended September 30, 2005 and 2004. The loss ratios for all operations were impacted by the factors noted above.

Segment Loss Ratios

Segment	2005	2004

U.S. Reinsurance	106.0%	80.5%
U.S. Insurance	65.6%	70.8%
Specialty Underwriting	79.8%	64.2%
International	61.3%	59.5%
Bermuda	103.4%	80.2%

The segment components of the increase in incurred losses and LAE for the nine months ended September 30, 2005 over the nine months ended September 30, 2004 were a 42.3% ($349.0 million) increase in the U.S. Reinsurance operation, a 11.5% ($32.9 million) increase in the International operation and a 10.7% ($56.3 million) increase in the Bermuda operation, partially offset by a 16.3% ($80.4 million) decrease in the U.S. Insurance operation and a 13.2% ($28.9 million) decrease in the Specialty Underwriting operation. These changes reflect variability in premiums earned and changes in the loss expectation assumptions for business written, as well as the net prior period reserve development and catastrophe losses discussed above. Incurred losses and LAE for each operation were also impacted by changes in the pricing of the underlying business, as well as variability relating to changes in the mix of business by class and type, which in general reflected a more favorable mix.

The Company’s expense ratio, which is calculated by dividing underwriting expenses by net premiums earned, was 26.0% for the nine months ended September 30, 2005 compared to 23.9% for the nine months ended September 30, 2004.

The following table shows the expense ratios for each of the Company’s operating segments for the nine months ended September 30, 2005 and 2004.

Segment Expense Ratios

Segment	2005	2004

U.S. Reinsurance	26.2%	27.1%
U.S. Insurance	22.6%	18.1%
Specialty Underwriting	27.2%	29.7%
International	26.7%	25.4%
Bermuda	26.3%	19.8%

Segment underwriting expenses increased by 3.5% to $782.9 million for the nine months ended September 30, 2005 from $756.3 million for the nine months ended September 30, 2004. Commission, brokerage, taxes and fees increased by $17.8 million, principally reflecting changes in the mix and distribution channels of business and an increase in premium based taxes. Segment other underwriting expenses increased by $8.8 million, as the Company continued to expand operations to support its business activity. Contributing to the segment underwriting expense increases were a 14.2% ($18.4 million) increase in the Bermuda operation, a 13.4% ($16.5 million) increase in the International operation, a 12.7% ($15.9 million) increase in the U.S. Insurance operation and a 4.5% ($12.4 million) increase in the U.S. Reinsurance operation, which were partially offset by an 36.0% ($36.6 million) decrease in the Specialty Underwriting operation. The changes for each operation’s expenses principally resulted from changes in commission expenses related to changes in premium volume and business mix by class and type and, in some cases, changes in the use of specific reinsurance, as well as the underwriting performance of the underlying business.

The Company’s combined ratio, which is the sum of the loss and expense ratios, increased by 16.3 percentage points to 113.6% in the nine months ended September 30, 2005 compared to 97.3% in the nine months ended September 30, 2004.

The following table shows the combined ratios for each of the Company’s operating segments for the nine months ended September 30, 2005 and 2004. The combined ratios for all operations were impacted by the loss and expense ratio variability noted above.

Segment Combined Ratios

Segment	2005	2004

U.S. Reinsurance	132.2%	107.6%
U.S. Insurance	88.2%	88.9%
Specialty Underwriting	107.0%	93.9%
International	88.0%	84.9%
Bermuda	129.7%	100.0%

Investment Results. Net investment income increased 7.3% to $387.9 million for the nine months ended September 30, 2005 from $361.5 million for the nine months ended September 30, 2004, principally reflecting a $1.2 billion year over year increase in invested assets, coupled with variability from equity investments in limited partnerships, which tend to fluctuate period to period. Investment income for these limited partnerships for the nine months ended September 30, 2005 and 2004 was $12.3 million and $36.6 million, respectively.

The following table shows a comparison of various investment yields for the periods indicated:

	2005	2004

Imbedded pre-tax yield of cash and invested assets at September 30, 2005 and December 31, 2004	4.5%	4.7%
Imbedded after-tax yield of cash and invested assets at September 30, 2005 and December 31, 2004	3.9%	4.1%
Annualized pre-tax yield on average cash and invested assets for the nine months ended September 30, 2005 and 2004	4.5%	4.9%
Annualized after-tax yield on average cash and invested assets for the nine months ended September 30, 2005 and 2004	3.9%	4.1%

Net realized capital gains were $57.5 million for the nine months ended September 30, 2005, which reflected realized capital gains on the Company’s investments of $71.6 million, resulting primarily from transactions to realign the investment portfolio in response to interest and credit market conditions, coupled with gains from the partial sale of the Company’s interest only strip portfolio, partially offset by $14.1 million of realized capital losses, which included $7.0 million related to write-downs in the value of interest only strips deemed to be impaired on an other than temporary basis in accordance with EITF 99-20. Net realized capital gains were $91.9 million for the nine months ended September 30, 2004, which reflected realized capital gains on the Company’s investments of $161.2 million, which included $118.2 million on the sale of interest only strip investments, partially offset by $69.3 million of realized capital losses, which included $65.1 million related to the write-downs in the value of interest only strips deemed to be impaired on an other than temporary basis in accordance with EITF 99-20, prior to liquidation of the interest only strip portfolio during the second quarter of 2004.

The Company has outstanding one credit default swap and seven specialized equity put options in its product portfolio. These products meet the definition of a derivative under FAS 133. Net derivative expense from these derivative transactions for the nine months ended September 30,

2005 and 2004 was $3.0 million and $6.0 million, respectively, with both periods principally reflecting changes in fair value for the specialized equity put options.

Other expense for the nine months ended September 30, 2005 and 2004 was $13.7 million and $0.2 million, respectively. The change in other expense for the nine months ended September 30, 2005 was primarily due to variability in the impact of foreign currency exchange loss and share option expense.

Corporate underwriting expenses not allocated to segments were $10.9 million for the nine months ended September 30, 2005 as compared to $7.2 million for the nine months ended September 30, 2004.

Interest expense and fees for the nine months ended September 30, 2005 and 2004 were $56.1 million and $53.2 million, respectively. Interest expense and fees for the nine months ended September 30, 2005 included $27.7 million related to the senior notes, $28.1 million related to the junior subordinated debt securities and $0.3 million related to the credit line under the Company’s revolving credit facilities. Interest expense and fees for the nine months ended September 30, 2004 included $29.2 million related to the senior notes, $23.0 million related to the junior subordinated debt securities and $1.0 million related to borrowings under the Company’s revolving credit facility. The change in interest expense on the senior notes to $27.7 million for the nine months ended September 30, 2005 from $29.2 million for the nine months ended September 30, 2004 was due to the issuance of new senior notes on October 12, 2004, partially offset by the retirement of the senior notes due March 15, 2005.

Income Taxes. The Company’s income tax expense is primarily a function of the statutory tax rates and corresponding net income (loss) in the jurisdictions where the Company operates, coupled with the impact from tax preferenced investment income. The Company recognized an income tax expense of $14.4 million in the nine months ended September 30, 2005 compared to $78.6 million in the nine months ended September 30, 2004. The decrease in taxes generally reflects the decrease in the Company’s pre-tax income. Variations generally reflect changes in the relative levels of pre-tax income between jurisdictions with different tax rates and more specifically, the significant increase in incurred losses related to catastrophes including, ultimately, a net loss for the period.

Net (Loss) Income. Net loss was $56.5 million for the nine months ended September 30, 2005 compared to net income of $401.5 million for the nine months ended September 30, 2004, with the change primarily reflecting an increase in catastrophe losses, partially offset by continued strong non-catastrophe operating results and tax benefits.

FINANCIAL CONDITION

Cash and Invested Assets. Aggregate invested assets, including cash and short-term investments, were $12,181.9 million at September 30, 2005 and $11,530.2 million at December 31, 2004. This increase in cash and invested assets resulted primarily from $992.3 million in cash flows from operations and $57.5 million of realized capital gains, partially offset by $35.5 million in net pre-tax unrealized depreciation of the Company’s investments, which was primarily due to changes in interest rates and the $250.0 million repayment of senior notes due March 15, 2005. Gross pre-tax unrealized appreciation and depreciation across the Company’s investment portfolio were $461.1 million and $78.8 million, respectively, at September 30, 2005 compared to gross pre-tax unrealized appreciation and depreciation at December 31, 2004 of $449.1 million and $31.3 million, respectively.

The Company’s current investment strategy generally seeks to maximize after-tax income through a high quality, diversified, taxable and tax-preferenced fixed maturity portfolio, while maintaining an adequate level of liquidity. The Company actively considers total return performance, in particular as respects the potential for variability in the unrealized appreciation/depreciation component of its shareholders’ equity account as investment conditions shift. The Company’s mix of taxable and tax-preferenced investments is adjusted continuously, consistent with the Company’s current and projected operating results, market conditions and the Company’s tax position. The fixed maturities in the investment portfolio are comprised of available for sale securities. Additionally, the Company has invested in equity securities, principally public equity index securities, which it believes will enhance the risk-adjusted total return of the investment portfolio. Such investments accounted for 32.2% of the Company’s shareholders’ equity at September 30, 2005 as compared to 17.5% at December 31, 2004.

The Company strategically invests in interest only strips in response to movement in, and levels of, capital market interest rates. These investments are aimed at mitigating potential decreases in unrealized appreciation on the Company’s fixed income portfolio during a period where management judged that there was extraordinary potential for an increase in general interest rates. The market value of the interest only strips was $78.2 million at September 30, 2005 and no such securities were held at September 30, 2004.

The tables below summarize the composition and characteristics of the Company’s investment portfolio for the periods indicated:

	As of September 30, 2005		As of December 31, 2004

Fixed maturities	82.1%		86.3%
Equity securities	9.5%		5.6%
Short-term investments	5.3%		5.1%
Other invested assets	2.0%		1.4%
Cash	1.1%		1.6%

Total investments and cash	100.0%		100.0%

	As of September 30, 2005		As of December 31, 2004

Fixed income portfolio duration	4.2 years		5.2 years
Fixed income composite credit quality	A	a2	A	a2
Imbedded end of period yield, pre-tax	4.5%		4.7%
Imbedded end of period yield, after-tax	3.9%		4.1%

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

	For the nine months ended September 30, 2005	For the year ended December 31, 2004

Fixed income portfolio total return	2.4%	6.5%
Lehman bond aggregate	1.8%	4.3%
Common equity portfolio total return	11.0%	21.9%
S&P 500	2.8%	10.9%

Reinsurance Receivables. Reinsurance receivables for both paid and unpaid losses totaled $1,085.4 million at September 30, 2005, a 10.4% reduction from the $1,210.8 million total at December 31, 2004. At September 30, 2005, $261.5 million, or 24.1%, was receivable from subsidiaries of London Reinsurance Group (“London Life”). These receivables are collateralized by a combination of letters of credit and funds held arrangements under which the Company has retained the premium payments due the retrocessionaire, recognized liabilities for such amounts and reduced such liabilities as payments are due from the retrocessionaire. In addition, $183.3 million, or 16.9%, was receivable from Transatlantic Reinsurance Company (“Transatlantic”), $160.0 million, or 14.7%, was receivable from LM Property and Casualty Insurance Company (“LM”), whose obligations are guaranteed by The Prudential Insurance Company of America (“The Prudential”), and $100.0 million, or 9.2%, was receivable from Continental Insurance Company (“Continental”), which is partially collateralized by funds held arrangements. No other retrocessionaire accounted for more than 5% of the Company’s receivables.

Loss and LAE Reserves. Gross loss and LAE reserves totaled $8,898.8 million at September 30, 2005 and $7,836.3 million at December 31, 2004. The increase during the nine months ended September 30, 2005 is primarily attributable to catastrophe losses, net prior period reserve adjustments in select areas and normal variability in claim settlements.

The following tables summarize gross outstanding loss and LAE reserves, segregated into case reserves and incurred but not reported loss (“IBNR”) reserves, which are generally analyzed on a combined basis, for the periods indicated.

Gross Reserves By Segment
	As of September 30, 2005
(Dollars in thousands)	Case Reserves	IBNR Reserves	Total Reserves	% of Total

U.S. Reinsurance	$1,419,629	$2,646,803	$4,066,432	45.7%
U.S. Insurance	589,376	957,907	1,547,283	17.4%
Specialty Underwriting	216,815	155,110	371,925	4.2%
International	481,337	384,444	865,781	9.7%
Bermuda	496,548	815,701	1,312,249	14.7%

Total excluding A&E	3,203,705	4,959,965	8,163,670	91.7%
A&E	586,850	148,232	735,082	8.3%

Total including A&E	$3,790,555	$5,108,197	$8,898,752	100.0%

	As of December 31, 2004
(Dollars in thousands)	Case Reserves	IBNR Reserves	Total Reserves	% of Total

U.S. Reinsurance	$1,354,647	$2,174,762	$3,529,409	45.0%
U.S. Insurance	599,200	793,451	1,392,651	17.7%
Specialty Underwriting	215,187	158,793	373,980	4.8%
International	421,804	359,073	780,877	10.0%
Bermuda	425,273	605,791	1,031,064	13.2%

Total excluding A&E	3,016,111	4,091,870	7,107,981	90.7%
A&E	571,939	156,386	728,325	9.3%

Total including A&E	$3,588,050	$4,248,256	$7,836,306	100.0%

The changes by segment generally reflect changes in earned premium, changes in business mix, the impact of reserve re-estimations and changes in catastrophe loss reserves, together with claim settlement activity. The fluctuations for A&E reflect the impact of reserve re-evaluations and claim settlement activity.

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

With respect to Mt. McKinley, where the Company has a direct relationship with policyholders, the Company’s aggressive litigation posture and the uncertainties inherent in the asbestos coverage and bankruptcy litigation have provided an opportunity to actively engage in settlement negotiations with a number of those policyholders who have potentially significant asbestos liabilities. Those discussions are oriented towards achieving reasonable negotiated settlements that limit Mt. McKinley’s liability to a given policyholder to a sum certain. In 2004 and thus far in 2005, the Company concluded such settlements or reached agreement in principle with 13 of its high profile policyholders. The Company has currently identified 10 remaining policyholders based on their past claim activity and/or potential future liabilities as “High Profile Policyholders” and its settlement efforts are generally directed at such policyholders, in part because their exposures have developed to the point where both the policyholder and the Company have sufficient information to be motivated to settle. The Company believes that this active approach will ultimately result in a more cost-effective liquidation of Mt. McKinley’s liabilities than a passive approach, although it may also introduce additional variability in Mt. McKinley’s losses and cash flows as reserves are adjusted to reflect the development of negotiations and, ultimately, potentially accelerated settlements.

There is less potential for similar settlements with respect to the Company’s reinsurance asbestos claims. Ceding companies, with their direct obligation to insureds and overall responsibility for claim settlements, are not consistently aggressive in developing claim settlement information and conveying this information to reinsurers, which can introduce significant and perhaps inappropriate delays in the reporting of asbestos claims/exposures to reinsurers. These delays not only extend the timing of reinsurance claim settlements, but also restrict the information available to estimate the reinsurers’ ultimate exposure. At September 30, 2005 the Company had gross asbestos loss reserves of $649.4 million, of which $319.5 million was for assumed business and $329.9 million was for direct business.

The following table summarizes incurred losses with respect to A&E on both a gross and net of retrocessional basis for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2005	2004	2005	2004

Gross basis:
Beginning of period reserves	$701,756	$829,899	$728,325	$765,257
Incurred losses	49,550	20,000	67,550	139,300
Paid losses	(16,224)	(31,645)	(60,793)	(86,303)

End of period reserves	$735,082	$818,254	$735,082	$818,254

Net basis:
Beginning of period reserves	$490,204	$598,532	$506,675	$534,369
Incurred losses	47,667	18,028	72,270	129,422
Paid losses	(15,144)	(29,104)	(56,218)	(76,335)

End of period reserves	$522,727	$587,456	$522,727	$587,456

At September 30, 2005, the gross reserves for A&E losses were comprised of $132.8 million representing case reserves reported by ceding companies, $141.3 million representing additional case reserves established by the Company on assumed reinsurance claims, $312.7 million representing case reserves established by the Company on direct excess insurance claims, including Mt. McKinley, and $148.3 million representing IBNR reserves.

Industry analysts have developed a measurement, known as the survival ratio, to compare the A&E reserves among companies with such liabilities. The survival ratio is typically calculated by dividing a company’s current net reserves by the three year average of paid losses, and therefore measures the number of years that it would take to exhaust the current reserves based on historical payment patterns. Using this measurement, the Company’s net three year A&E survival ratio was 5.3 years at September 30, 2005. Adjusting for the effect of the reinsurance ceded under the reinsurance agreement with LM, this ratio rises to the equivalent of 6.9 years at September 30, 2005. The cession of $160.0 million to the stop loss reinsurance provided by LM in connection with the acquisition of Mt. McKinley results in unpaid proceeds that are not reflected in past net payments and effectively extend the funding available for future net payments. Because the survival ratio was developed as a comparative measure of reserve strength and not of absolute reserve adequacy, the Company considers, but does not rely on, the survival ratio when evaluating its reserves. In particular, the Company notes that loss payout variability, which can be material, due in part to the Company’s orientation to negotiated settlements, particularly on its Mt. McKinley exposures, significantly impairs the credibility and utility of this measure as an analytical tool.

The Company’s net three year survival ratio on its asbestos exposures was only 4.9 years for the period ended September 30, 2005. This three year survival ratio, when adjusted for the effect of the reinsurance ceded under the stop loss cover from LM, was 6.7 years and, when adjusted for settlements in place and structured settlements, which are either fully funded by reserves or subject to financial terms that substantially limit the potential variability in the liability, and the stop loss protection from LM, was 15.8 years.

Shareholders’ Equity. The Company’s shareholders’ equity decreased to $3,600.7 million as of September 30, 2005 from $3,712.5 million as of December 31, 2004, principally reflecting $56.5 million of net loss for the nine months ended September 30, 2005, a decrease of $41.8 million in net unrealized depreciation of investments, $18.5 million of shareholder dividends, $15.1 million currency translation and $2.2 million minimum pension liability, partially offset by $22.3 million in net proceeds from options exercised.

LIQUIDITY AND CAPITAL RESOURCES

Capital.     The Company’s business operations are in part dependent on the Company’s financial strength, and the market’s perception thereof, as measured by shareholders’ equity, which was $3,600.7 million and $3,712.5 million at September 30, 2005 and December 31, 2004, respectively. The Company has flexibility with respect to capitalization as a result of its perceived financial strength, including its financial strength ratings as assigned by independent rating agencies, and its access to the debt and equity markets. The Company continuously monitors its capital and financial position, as well as investment and security market conditions, both in general and with respect to the Company’s securities, and responds accordingly.

From time to time the Company has used open market share repurchases to effectively adjust its capital position. It made no such purchases for the nine months ended September 30, 2005 or in 2004. In September 2004, the Company’s authorization to purchase its shares was amended to authorize the repurchase of up to 5 million shares. The Company notes that, outside of its open market repurchase program, it repurchased 10,430 shares in 2005 and 4,800 shares in 2004 from employees in connection with restricted share vestings where individual employees chose to discharge withholding tax liabilities on vesting shares by the surrender of a portion of such shares. At September 30, 2005, 5 million shares remained under the existing repurchase authorization.

On June 27, 2003, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”), providing for the issuance of up to $975.0 million of securities. Generally, under this shelf registration statement, Group was authorized to issue common shares, preferred shares, debt securities, warrants and hybrid securities, Holdings was authorized to issue debt securities and Everest Re Capital Trust II (“Capital Trust II”) and Everest Re Capital Trust III (“Capital Trust III”) were authorized to issue trust preferred securities. This shelf registration statement became effective on December 22, 2003 and was effectively exhausted with the October 6, 2005 transaction described below. The following securities have been issued pursuant to that registration statement.

o	On March 29, 2004, Capital Trust II, an unconsolidated affiliate, issued trust preferred securities resulting in a takedown from the shelf registration statement of $320 million. In conjunction with the issuance of Capital Trust II’s trust preferred securities, Holdings issued $329.9 million of 6.20% junior subordinated debt securities due March 29, 2034 to Capital Trust II. Part of the proceeds from the junior subordinated debt securities issuance was used for capital contributions to Holdings’ operating subsidiaries.

o	On October 6, 2004, Holdings completed a public offering of $250.0 million principal amount of 5.40% senior notes due October 15, 2014. The net proceeds were used to retire existing debt at Holdings, which was due and retired on March 15, 2005.

o	On October 6, 2005, the Company expanded the size of the remaining shelf registration to $486 million by filing under Rule 462(b) of the Securities Act of 1933, as amended, and General Instruction IV of Form S-3 promulgated there under. On the same date, the Company entered into an agreement to issue 5,200,000 of its common shares at a price of $91.50 per share, which resulted in $475.8 million in proceeds received on October 12, 2005, before expenses of approximately $0.3 million. This transaction effectively exhausted the December 22, 2003 shelf registration.

Liquidity.     The Company’s current investment strategy generally seeks to maximize after-tax income through a high quality, diversified, taxable bond and tax-preferenced fixed maturity portfolio, while maintaining an adequate level of liquidity. The Company’s mix of taxable and tax-preferenced investments is adjusted continuously, consistent with the Company’s current and projected operating results, market conditions and tax position. With changes the Company perceives in overall investment market conditions, and more specifically the acquisition of $507.2 million of equity securities into the overall investment portfolio in 2005 and $496.5 million of equity securities into the overall investment portfolio in 2004, the Company is reweighting its overall portfolio to modestly increase the emphasis on total return.

The Company’s liquidity requirements are generally met from positive cash flow from operations. Positive cash flow results from reinsurance and insurance premiums being collected prior to disbursements for claims, which disbursements generally take place over an extended period after the collection of premiums, sometimes a period of many years. Collected premiums are generally invested, prior to their use in such disbursements, and investment income provides additional funding for loss payments. The Company’s net cash flows from operating activities were $992.3 million and $1,290.6 million for the nine months ended September 30, 2005 and 2004, respectively. Additionally, these cash flows reflected net tax payments of $109.9 million and $97.9 million for the nine months ended September 30, 2005 and 2004, respectively; catastrophe loss payments of $219.5 million and $40.3 million for the nine months ended September 30, 2005 and 2004, respectively; and asbestos loss payments of $50.4 million and $71.3 million for the nine months ended September 30, 2005 and 2004, respectively.

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

As the exact timing of the payment of claims and benefits cannot be predicted with certainty, the Company maintains portfolios of long-term invested assets with varying maturities, along with short-term investments that are intended to provide adequate cash for payment of claims. At September 30, 2005 and December 31, 2004 the Company held cash and short-term investments of $778.5 million and $770.8 million, respectively. In addition to these cash and short-term investments at September 30, 2005, the Company had $0.4 billion, at fair value, of available for sale fixed maturity securities maturing within one year or less, $2.4 billion maturing within one to five years and $7.2 billion maturing after five years. The Company believes that these securities, in conjunction with the short-term investments and positive cash flow from operations, provide adequate sources of liquidity for the expected payment of losses in the near future. The Company does not anticipate selling securities or using available credit facilities to pay losses and LAE but has the ability to do so. Sales might result in realized capital gains or losses and the Company notes that at September 30, 2005 it had $250.6 million of net unrealized appreciation, net of $131.7 million of taxes, comprised of $461.1 million of pre-tax appreciation and $78.8 million of pre-tax depreciation.

Management expects the trend of positive cash flow from operations, which in general reflects the strength of overall pricing, to persist over the near term; however, this continuing underlying trend will be negatively impacted from future catastrophe payments. In the intermediate and long term, the trend will be impacted by the extent to which competitive pressures change overall pricing available in the Company’s markets and the extent to which the Company successfully maintains its strategy of emphasizing profitability over volume.

Effective December 8, 2004, Group, Bermuda Re, and Everest International Reinsurance, Ltd. (“Everest International”) entered into a three year, $750 million senior credit facility with a syndicate of lenders (the “Group Credit Facility”). Wachovia Bank is the administrative agent for the Group Credit Facility. The Group Credit Facility consists of two tranches. Tranche one provides up to $250 million of revolving credit for liquidity and general corporate purposes, and for the issuance of standby letters of credit. The interest on the revolving loans shall, at the option of each of the borrowers, be either (1) the Base Rate (as defined below) or (2) an adjusted London Interbank Offered Rate (“LIBOR”) plus a margin. The Base Rate is the higher of the rate of interest established by Wachovia Bank from time to time as its prime rate or the Federal Funds rate, in each case plus 0.5% per annum. The amount of margin and the fees payable for the Group Credit Facility depend on Group’s senior unsecured debt rating. Tranche two exclusively provides up to $500 million for the issuance of standby letters of credit on a collateralized basis.

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth amount. Minimum net worth is an amount equal to the sum of (i) $2,599 million (base amount) plus (ii) (A) 25% of consolidated net income for each of Group’s fiscal quarters and (B) 50% of any increase in consolidated net worth attributable to the issuance of ordinary and preferred shares. The base amount is reset at the end of each fiscal year to be the greater of 70% of Group’s consolidated net worth as of the last day of the fiscal year and the calculated minimum amount of net worth prior to the last day of the fiscal year. As of September 30, 2005, the Company was in compliance with these covenants.

During the nine months ended September 30, 2005, there were no borrowings under tranche one of the Group Credit Facility. As of September 30, 2005, the Company had $71.6 million of letters of credit outstanding under tranche two of the Group Credit Facility. In addition, the Company had $232.5 million in letters of credit outstanding at September 30, 2005 under a $300 million bilateral agreement with Citibank. All of these letters of credit are collateralized by the Company’s cash and investments. These letters of credit are generally used to collateralize reinsurance assumed by Bermuda Re from jurisdictions where collateralization is generally required for the ceding company to receive credit for such reinsurance recoverables from its principal regulator. Bermuda Re and Everest International also used trust arrangements to provide collateralization to ceding companies, including affiliates. The Company generally avoids providing collateral except where required for ceding companies to receive credit from their regulators. Additionally, at September 30, 2005, $170.9 million of assets were deposited in trust accounts, primarily on behalf of Bermuda Re, as security for assumed losses payable to certain non-affiliated ceding companies.

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

The Holdings Credit Facility requires Holdings to maintain a debt to capital ratio of not greater than 0.35 to 1, Holdings to maintain a minimum interest coverage ratio of 2.5 to 1 and Everest Re to maintain its statutory surplus at $1.0 billion plus 25% of future aggregate net income and 25% of future aggregate capital contributions after December 31, 2002. As of September 30, 2005, the Company was in compliance with these covenants.

During the nine months ended September 30, 2005 and 2004, there were no payments made and no incremental borrowings under the Holdings Credit Facility. As of September 30, 2005 and 2004, there were outstanding Holdings Credit Facility borrowings of $0.0 million and $70.0 million, respectively.

Interest expense and fees incurred in connection with the Group Credit Facility and the Holdings Credit Facility were $0.3 million for the nine months ended September 30, 2005. Interest expense and fees incurred in connection with the Holdings Credit Facility were $1.0 million for the nine months ended September 30, 2004.

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

The Company’s $12.2 billion investment portfolio at September 30, 2005 is principally comprised of fixed maturity securities, which are subject to interest rate risk and foreign currency rate risk, and equity securities, which are subject to equity price risk. The impact of the foreign exchange risks on the investment portfolio is generally mitigated by changes in the value of operating assets and liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity portfolio, including short-term investments, due to change in market interest rates. In a declining interest rate environment, it includes prepayment risk on the $1,610.6 million of mortgage-backed securities in the $10,000.4 million fixed maturity portfolio. Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The table below displays the potential impact of market value fluctuations and after-tax unrealized appreciation on the Company’s fixed maturity portfolio as of September 30, 2005 based on parallel 200 basis point shifts in interest rates up and down in 100 basis point increments. For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually. To generate appropriate price estimates on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account. For legal entities with a non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios. All amounts are in U.S. dollars and are presented in millions.

As of September 30, 2005 Interest Rate Shift in Basis Points

	-200	-100	0	100	200

Total Market Value	$11,605.6	$11,126.9	$10,643.3	$10,113.0	$9,572.7
Market Value Change from Base (%)	9.0%	4.5%	0.0%	-5.0%	-10.1%
Change in Unrealized Appreciation
After-tax from Base ($)	$719.2	$360.2	$-	$(391.8)	$(790.7)

The Company had $8,898.8 million and $7,836.3 million of reserves for losses and LAE as of September 30, 2005 and December 31, 2004, respectively. These amounts are recorded at their nominal or estimated ultimate payment amount, as opposed to fair value, which would reflect a discount adjustment to reflect the time value of money. Since losses are paid out over a period of time, the fair value of the reserves is less than the nominal value. As interest rates rise, the fair value of the reserves decreases and, conversely, if interest rates decline, the fair value will increase. These movements are the opposite of the interest rate impacts on the fair value of investments since reserves are future obligations. While the difference between fair value and nominal value is not reflected in the Company’s financial statements, the Company’s financial results will include investment income over time from the investment portfolio until the claims are paid. The Company’s loss and loss reserve obligations have an expected duration of approximately 4.5 years, which is reasonably consistent with the Company’s fixed income portfolio. If the company were to discount its loss and LAE reserves, net of reinsurance receivable on unpaid losses, the discount would be approximately $1.7 billion, resulting in a discounted reserve balance of approximately $6.1 billion, representing approximately 58% of the fixed maturity market value. The existence of such obligations, and the variable differential between ultimate and fair value, which in theory applies equally to invested assets and insurance liabilities, provides substantial mitigation of the economic effects of interest rate variability even though such mitigation is not reflected in the Company’s financial statements.

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

As of September 30, 2005 Change in Equity Values in Percent

	-20%	-10%	0%	10%	20%

Market Value of the Equity Portfolio	$926.5	$1,042.3	$1,158.1	$1,273.9	$1,389.7
After-tax Change in Unrealized Appreciation	$(154.9)	$(77.4)	$-	$77.4	$154.9

Foreign currency rate risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates. Each of the Company’s non-U.S./Bermuda (“foreign”) operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines. Generally, the Company prefers to maintain the capital of its operations in U.S. dollar assets, although this varies by regulatory jurisdiction in accordance with market needs. Each foreign operation may conduct business in its local currency, as well as the currency of other countries in which it operates. The primary foreign currency exposures for these foreign operations are the Canadian Dollar, the British Pound Sterling and the Euro. The Company mitigates foreign exchange exposure by a general matching of the currency and duration of its assets to its corresponding operating liabilities. In accordance with Financial Accounting Standards Board Statement No. 52, the Company translates the assets, liabilities and income of non-U.S. dollar functional currency legal entities to the U.S. dollar. This translation amount is reported as a component of other comprehensive income. As of

September 30, 2005, there has been no material change in exposure to foreign exchange rates as compared to December 31, 2004.

Although not considered material in the context of the Company’s aggregate exposure to market sensitive instruments, the Company has issued six specialized equity put options based on the S&P 500 index and one specialized equity put option based on the FTSE 100 index, that are market sensitive and sufficiently unique to warrant supplemental disclosure.

The Company has sold six specialized equity put options based on the S&P 500 index for total consideration, net of commissions, of $22.6 million. These contracts each have a single exercise date, with maturities ranging from 12 to 30 years and strike prices ranging from $1,141.21 to $1,540.63. No amounts will be payable under these contracts if the S&P 500 index is at or above the strike price on the exercise dates, which currently fall between June 2017 and March 2031. If the S&P 500 index is lower than the strike price on the applicable exercise date, the amount due will vary proportionately with the percentage by which the index is below the strike price. Based on historical index volatilities and trends and the September 30, 2005 index value, the Company estimates the probability for each contract of the S&P 500 index being below the strike price on the exercise date to be less than 4.1%. The theoretical maximum payouts under the contracts would occur if on each of the exercise dates the S&P 500 index value were zero. The present value of these theoretical maximum payouts using a 6% discount factor is $198.2 million.

The company has sold one specialized equity put option based on the FTSE 100 index for total consideration, net of commissions, of $6.7 million. This contract has an exercise date of July 2020 and a strike price of £5,989.75. No amount will be payable under this contract if the FTSE 100 index is at or above the strike price on the exercise date. If the FTSE 100 index is lower than the strike price on the applicable exercise date, the amount due will vary proportionately with the percentage by which the index is below the strike price. Based on historical index volatilities and trends and the September 30, 2005 index value, the Company estimates the probability for this FTSE 100 index contract being below the strike price on the exercise date to be less than 7.6%. The theoretical maximum payout under the contract would occur if on the exercise date the FTSE 100 index value was zero. The present value of the theoretical maximum payout using a 6.0% discount factor is $25.1 million.

As these specialized equity put options are derivatives within the framework of FAS 133, the Company reports the fair value of these instruments in its balance sheet and records any changes to fair value in its statement of operations. The Company has recorded fair values for its obligations on these specialized equity put options at September 30, 2005 and December 31, 2004 of $37.1 million and $21.5 million, respectively; however, the Company does not believe that the ultimate settlement of these transactions is likely to require a payment that would exceed the initial consideration received or any payment at all.

As there is no active market for these instruments, the determination of their fair value is based on an industry accepted option pricing model, which requires estimates and assumptions, including those regarding volatility and expected rates of return.

The table below estimates the impact of potential movements in interest rates and the Equity Indices, which are the principal factors affecting fair value of these instruments, looking forward from the fair value at September 30, 2005. These are estimates and there can be no assurance regarding future market performance. The asymmetrical results of the interest rate and Equity Indices shifts reflect that the liability cannot fall below zero whereas it can increase to its theoretical maximum.

As of September 30, 2005 S&P 500 Index Put Options Obligation - Sensitivity Analysis (Dollars in millions)

Interest Rate Shift in Basis Points:	-100	-50	0	50	100

Total Market Value	$53.8	$44.7	$37.1	$30.7	$25.2
Market Value Change from Base (%)	-45.1%	-20.6%	0.0%	17.0%	31.9%
S&P Index Shift in Points:	-200	-100	0	100	200

Total Market Value	$46.3	$41.3	$37.1	$33.4	$30.3
Market Value Change from Base (%)	-25.0%	-11.5%	0.0%	9.8%	18.3%
Combined Interest Rate / S&P Index Shift:	-100 / -200	-50 / -100	0 / 0	50 / 100	100 / 200

Total Market Value	$65.9	$49.6	$37.1	$27.5	$20.3
Market Value Change from Base (%)	-77.9%	-33.9%	0.0%	25.8%	45.2%

Safe Harbor Disclosure. This report contains forward-looking statements within the meaning of the U.S. federal securities laws. The Company intends these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the federal securities laws. In some cases, these statements can be identified by the use of forward-looking words such as “may”, “will”, “should”, “could”, “anticipate”, “estimate”, “expect”, “plan”, “believe”, “predict”, “potential” and “intend”. Forward-looking statements contained in this report include information regarding the Company’s reserves for losses and LAE, the adequacy of the Company’s provision for uncollectible balances, estimates of the Company’s catastrophe exposure, the effects of catastrophic events, including the most recent hurricanes, on the Company’s financial statements, the ability of Everest Re, Holdings and Bermuda Re to pay dividends and the settlement costs of the Company’s specialized equity put options. Forward-looking statements only reflect the Company’s expectations and are not guarantees of performance. These statements involve risks, uncertainties and assumptions. Actual events or results may differ materially from the Company’s expectations. Important factors that could cause the Company’s actual events or results to be materially different from the Company’s expectations include the uncertainties that surround the estimating of reserves for losses and LAE, those discussed in Note 5 of Notes to Consolidated Financial Statements (unaudited) included in this report and the risks described under the caption “Risk Factors” in the Company’s most recent Annual Report on Form 10-K, Part II, Item 7. The Company undertakes no obligation to update or revise publicly any forward looking statements, whether as a result of new information, future events or otherwise.

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

EVEREST RE GROUP, LTD.

OTHER INFORMATION

Part II – Item 1. Legal Proceedings

In the ordinary course of business, the Company is involved in lawsuits, arbitrations and other formal and informal dispute resolution procedures, the outcomes of which will determine the Company’s rights and obligations under insurance, reinsurance and other contractual agreements. In some disputes, the Company seeks to enforce its rights under an agreement or to collect funds owing to it. In other matters, the Company is resisting attempts by others to collect funds or enforce alleged rights. These disputes arise from time to time and as they arise are addressed, and ultimately resolved, through both informal and formal means, including negotiated resolution, arbitration and litigation. In all such matters, the Company believes that its positions are legally and commercially reasonable. While the final outcome of these matters cannot be predicted with certainty, the Company does not believe that any of these matters, when finally resolved, will have a material adverse effect on the Company’s financial position or liquidity. However, an adverse resolution of one or more of these items in any one quarter or fiscal year could have a material adverse effect on the Company’s results of operations in that period.

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

Part II – Item 2. Changes In Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)

July 1 – 31	0	N/A	0	5,000,000

August 1 – 31	0	N/A	0	5,000,000

September 1 – 30 (1)	10,430	$ 97.35	0	5,000,000

Total	10,430	$ 97.35	0	5,000,000

1)The 10,430 shares were withheld as payment for taxes on restricted shares that became unrestricted in the quarter.
(2) On September 21, 2004, the Company’s board of directors approved an amended share repurchase program authorizing the Company and/or its subsidiary Holdings to purchase up to an aggregate of 5,000,000 of the Company’s common shares through open market transactions, privately negotiated transactions or both.

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

Dated: November 9, 2005