Form 10-K
period 2005-12-31
EVEREST RE GROUP LTD
filed 2006-03-09
CIK 1095073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2005

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
___________________

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes   X       No___

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes   X       No___

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X       No___

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer  X   Accelerated Filer___   Non-accelerated Filer___

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes   X       No___

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes ___     No  X

        The aggregate market value on June 30, 2005, the last business day of the registrant’s most recently completed second quarter, of the voting shares held by non-affiliates of the registrant was $5,245.2 million.

        At March 1, 2006, the number of shares outstanding of the registrant’s common shares was 64,842,077.

DOCUMENTS INCORPORATED BY REFERENCE

        Certain information required by Items 10, 11, 12, 13 and 14 of Form 10-K is incorporated by reference into Part III hereof from the registrant’s proxy statement for the 2006 Annual General Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of the close of the registrant’s fiscal year ended December 31, 2005.

PART I

Unless otherwise indicated, all financial data in this document have been prepared using accounting principles generally accepted in the United States of America (“GAAP”). As used in this document, “Group” means Everest Re Group, Ltd. (formerly Everest Reinsurance Group, Ltd.); “Holdings” means Everest Reinsurance Holdings, Inc.; “Everest Re” means Everest Reinsurance Company and its subsidiaries (unless the context otherwise requires); and the “Company” means Everest Re Group, Ltd. and its subsidiaries, except when referring to periods prior to February 24, 2000, when it means Holdings and its subsidiaries.

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

The Company’s principal business, conducted through its operating subsidiaries, is the underwriting of reinsurance and insurance in the U.S., Bermuda and international markets. The Company had gross written premiums in 2005 of $4.1 billion with approximately 76% representing reinsurance and 24% representing insurance, and shareholders’ equity at December 31, 2005 of $4.1 billion. The Company underwrites reinsurance both through brokers and directly with ceding companies, giving it the flexibility to pursue business based on the ceding company’s preferred reinsurance purchasing method. The Company underwrites insurance principally through general agent relationships and surplus lines brokers. Group’s active operating subsidiaries, excluding Mt. McKinley Insurance Company (“Mt. McKinley”), which is in run-off, are each rated A+ (“Superior”) by A.M. Best Company (“A.M. Best”), a leading provider of insurer ratings that assigns financial strength ratings to insurance companies based on their ability to meet their obligations to policyholders.

Following is a summary of the Company’s principal operating subsidiaries:

•	Bermuda Re, a Bermuda insurance company and a direct subsidiary of Group, is registered in Bermuda as a Class 4 insurer and long-term insurer and is authorized to write property and casualty business and life and annuity business. Bermuda Re commenced business in the second half of 2000. On January 1, 2004 Bermuda Re purchased the UK branch of Everest Re. Bermuda Re’s UK branch provides property and casualty reinsurance to the United Kingdom and European markets. Bermuda Re had shareholders’ equity at December 31, 2005 of $1.7 billion based on U.S. GAAP.

•	Everest International Reinsurance, Ltd. (“Everest International”), a Bermuda insurance company and a direct subsidiary of Group, is registered in Bermuda as a Class 4 insurer and is authorized to write property and casualty business. Through 2005, all of Everest International’s business has been inter-affiliate quota share reinsurance assumed from Everest Re and the UK branch of Bermuda Re. Everest International had shareholders’ equity at December 31, 2005 of $300 million based on U.S. GAAP.

•	Everest Re, a Delaware insurance company and a direct subsidiary of Holdings, is a licensed property and casualty insurer and/or reinsurer in all states (except Nevada and Wyoming), the District of Columbia and Puerto Rico and is authorized to conduct reinsurance business in Canada and Singapore. Everest Re underwrites property and casualty reinsurance for insurance and reinsurance companies in the U.S. and international markets. Everest Re had statutory surplus at December 31, 2005 of $2.3 billion.

•	Everest National Insurance Company (“Everest National”), a Delaware insurance company and a direct subsidiary of Everest Re, is licensed in 47 states and the District of Columbia and is authorized to write property and casualty insurance on an admitted basis in the jurisdictions in which it is licensed. The majority of Everest National’s business is reinsured by its parent, Everest Re.

•	Everest Indemnity Insurance Company (“Everest Indemnity”), a Delaware insurance company and a direct subsidiary of Everest Re, writes excess and surplus lines insurance business in the U.S. on a non-admitted basis. Excess and surplus lines insurance is specialty property and liability coverage that an insurer not licensed to write insurance in a particular jurisdiction is permitted to provide to insureds when the specific specialty coverage is unavailable from admitted insurers. Everest Indemnity is licensed in Delaware and is eligible to write business on a non-admitted basis in 49 states, the District of Columbia and Puerto Rico. The majority of Everest Indemnity’s business is reinsured by its parent, Everest Re.

•	Everest Security Insurance Company (“Everest Security”), formerly Southeastern Security Insurance Company, a Georgia insurance company and a direct subsidiary of Everest Re, was acquired in January 2000 and writes property and casualty insurance on an admitted basis in Georgia and Alabama. The majority of Everest Security’s business is reinsured by its parent, Everest Re.

•	Mt. McKinley (f/k/a Gibraltar Casualty Company, “Gibraltar”), a Delaware insurance company and a direct subsidiary of Holdings, was acquired by Holdings in September 2000 from The Prudential. Mt. McKinley was formed by Everest Re in 1978 to write the excess and surplus lines insurance business in the U.S. In 1985, Mt. McKinley ceased writing new and renewal insurance and commenced a run-off operation to service claims arising from its previously written business. In 1991, Mt. McKinley was distributed to its ultimate parent, The Prudential. Effective September 19, 2000, Mt. McKinley and Bermuda Re entered into a loss portfolio transfer reinsurance agreement, whereby Mt. McKinley transferred, for what management believes to be arm’s-length consideration, all of its net insurance exposures and reserves to Bermuda Re.

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

There are two basic types of reinsurance arrangements: treaty and facultative reinsurance. In treaty reinsurance, the ceding company is obligated to cede and the reinsurer is obligated to assume a specified portion of a type or category of risks insured by the ceding company. Treaty reinsurers do not separately evaluate each of the individual risks assumed under their treaties and, consequently, after a review of the ceding company’s underwriting practices, are largely dependent on the original risk underwriting decisions made by the ceding company. In facultative reinsurance, the ceding company cedes and the reinsurer assumes all or part of the risk under a single insurance contract. Facultative reinsurance is negotiated separately for each insurance contract that is reinsured. Facultative reinsurance normally is purchased by ceding companies for individual risks not covered by their reinsurance treaties either for amounts in excess of the dollar limits of their reinsurance treaties or for unusual risks.

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

Business Strategy
The Company’s business strategy is to sustain its leadership position within its target reinsurance and insurance markets and achieve an attractive return for its shareholders. The Company’s underwriting strategies seek to capitalize on its i) financial strength and capacity; ii) global franchise; iii) stable and experienced management team; iv) diversified product and distribution offering; v) underwriting expertise and disciplined approach; vi) efficient and low-cost operating structure and vii) prudent risk management approach to catastrophe exposures and retrocessional costs. The Company’s strategies include effective management throughout the property and casualty underwriting cycle.

The Company’s products include the full range of property and casualty reinsurance and insurance coverages, including marine, aviation, surety, errors and omissions liability (“E&O”), directors’ and officers’ liability (“D&O”), medical malpractice, other specialty lines, accident and health (“A&H”) and workers’ compensation. The Company’s product distribution includes direct and broker reinsurance channels; U.S., Bermuda and international markets; treaty and facultative reinsurance and admitted and non-admitted insurance.

The Company’s underwriting strategy emphasizes underwriting profitability rather than premium volume, writing specialized property and casualty risks and integration of underwriting expertise across all business units. Key elements of this strategy are prudent risk selection, appropriate pricing through strict underwriting discipline and continuous adjustment of the Company’s business mix to respond to changing market conditions. The Company focuses on reinsuring companies that effectively manage the underwriting cycle through proper analysis and pricing of underlying risks and whose underwriting guidelines and performance are compatible with its objectives.

The Company’s underwriting strategy also emphasizes flexibility and responsiveness to changing market conditions, such as increased demand or favorable pricing trends. The Company believes that its existing strengths, including its broad underwriting expertise, U.S., Bermuda and international presence, strong financial ratings and substantial capital, facilitate adjustments to its mix of business geographically, by line of business and by type of coverage, allowing it to capitalize on those market opportunities that provide the greatest potential for underwriting profitability. The Company’s insurance operations complement these strategies by allowing the Company access to business that would not likely be available to it on a reinsurance basis. The Company carefully monitors its mix of business across all operations to avoid unacceptable geographic or other risk concentrations.

Marketing
The Company writes business on a worldwide basis for many different customers and for many lines of business, providing a broad array of coverages. The Company is not substantially dependent on any single customer, small group of customers, line of business or geographical area. For the 2005 calendar year, no single customer (ceding company or insured) generated more than 7.5% of the Company’s gross written premiums. The Company does not believe that a reduction of business from any one customer would have a material adverse effect on its future financial condition or results of operations due to the Company’s competitive position in the marketplace and the continuing availability of other sources of business.

Approximately 66.0%, 10.5% and 23.5% of the Company’s 2005 gross written premiums were written in the broker reinsurance, direct reinsurance and insurance markets, respectively. The Company’s ability to write reinsurance both through brokers and directly with ceding companies gives it the flexibility to pursue business based on the ceding company’s preferred reinsurance purchasing method.

The broker reinsurance market consists of several substantial national and international brokers and a number of smaller specialized brokers. Brokers do not have the authority to bind the Company with respect to reinsurance agreements, nor does the Company commit in advance to accept any portion of a broker’s submitted business. Reinsurance business from any ceding company, whether new or renewal, is subject to acceptance by the Company. Brokerage fees are generally paid by reinsurers. The Company’s ten largest brokers accounted for an aggregate of approximately 54.7% of gross written premiums in 2005, with the two largest brokers accounting for approximately 17.8% (Marsh & McLennan Companies, Inc.) and 10.1% (Willis Group, Ltd.) of gross written premiums, respectively. The Company does not believe that a reduction of business assumed from any one broker would have a materially adverse effect on the Company due to its competitive position in the market place, relationships with ceding companies and the continuing availability of other sources of business.

The direct reinsurance market remains an important distribution channel for reinsurance business written by the Company. Direct placement of reinsurance enables the Company to access clients who prefer to place their reinsurance directly with reinsurers based upon the reinsurer’s in-depth understanding of the ceding company’s needs.

The Company’s insurance business is written principally through general agent relationships and surplus lines brokers. In 2005, no single general agent generated more than 5% of the Company’s gross written premiums. In June 2004, the Company received notification of termination with respect to its contract with American All-

Risk Insurance Services, LLC, which accounted for approximately 7.8% of the Company’s 2004 gross written premiums. Under the terms of the contract, the agency continued to produce business exclusively for the Company through October 15, 2004. The business produced under this relationship continued in force through the policy expiration dates or cancellation.

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

These segments are managed in a carefully coordinated fashion with strong elements of central control with respect to pricing, risk management, monitoring aggregate exposures to catastrophe events, capital, investments and support operations. Management generally monitors and evaluates the financial performance of these operating segments based upon their underwriting results. Underwriting results include earned premium less losses and loss adjustment expenses (“LAE”) incurred, commission and brokerage expenses and other underwriting expenses and are analyzed using ratios, in particular loss, commission and brokerage and other underwriting expense ratios, which, respectively, divide incurred losses, commissions and brokerage and other underwriting expenses by earned premium. The Company utilizes inter-affiliate reinsurance, but such reinsurance generally does not impact segment results, as business is generally reported within the segment in which the business was first produced. For selected financial information regarding these segments, see Note 18 of Notes to Consolidated Financial Statements.

Effective January 1, 2004, Everest Re sold its United Kingdom branch to Bermuda Re. Business for this branch was previously included in the International segment and is now included in the Bermuda segment. Due to the sale and in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“FAS 131”), the Company restated the International and Bermuda segments for the year ended 2003 to conform to December 31, 2005 and 2004 segment reporting.

In 2003, Everest National, another subsidiary of the Company, opened a regional office in California to better serve its western U.S. Insurance business. The business produced through this additional office is included in the U.S. Insurance operation.

Underwriting Operations
The following five year table presents the distribution of the Company’s gross written premiums segmented by its U.S. Reinsurance, U.S. Insurance, Specialty Underwriting, International and Bermuda operations. The premiums for each operation are further split as to whether the premium is derived from property or casualty business and, for reinsurance business, whether it represents pro rata or excess of loss business:

	Gross Written Premiums by Operation Years Ended December 31,
(Dollars in millions)	2005		2004		2003		2002		2001
	U.S. Reinsurance

Property
Pro Rata (1)	$414.0	10.1%	$339.7	7.2%	$357.8	7.8%	$148.7	5.2%	$62.9	3.4%
Excess	236.9	5.8%	208.8	4.4%	241.0	5.3%	177.8	6.2%	104.0	5.5%
Casualty
Pro Rata (1)	529.4	12.9%	702.8	14.9%	625.7	13.7%	219.2	7.7%	191.2	10.2%
Excess	205.9	5.0%	226.8	4.8%	527.8	11.5%	348.9	12.3%	252.3	13.5%

Total (2)	1,386.2	33.8%	1,478.1	31.4%	1,752.3	38.3%	894.6	31.4%	610.4	32.6%

	U.S. Insurance
Property
Pro Rata (1)	196.9	4.8%	159.0	3.4%	42.9	0.9%	6.5	0.2%	6.2	0.3%
Excess	-	0.0%	-	0.0%	-	0.0%	-	0.0%	-	0.0%
Casualty
Pro Rata (1)	735.6	17.9%	1,008.8	21.4%	1,026.6	22.5%	815.0	28.6%	496.1	26.5%
Excess	-	0.0%	-	0.0%	-	0.0%	-	0.0%	-	0.0%

Total (2)	932.5	22.7%	1,167.8	24.8%	1,069.5	23.4%	821.5	28.9%	502.4	26.8%

	Specialty Underwriting
Property
Pro Rata (1)	206.1	5.0%	374.8	8.0%	396.7	8.7%	397.5	14.0%	356.3	19.0%
Excess	65.2	1.6%	65.4	1.4%	64.3	1.4%	43.8	1.5%	35.0	1.9%
Casualty
Pro Rata (1)	30.7	0.7%	34.1	0.7%	28.1	0.6%	41.9	1.5%	18.4	1.0%
Excess	12.6	0.3%	12.8	0.3%	13.8	0.3%	5.3	0.2%	4.3	0.2%

Total (2)	314.6	7.6%	487.1	10.4%	502.9	11.0%	488.5	17.2%	414.0	22.1%

	Total U.S.
Property
Pro Rata (1)	817.0	19.9%	873.5	18.6%	797.4	17.4%	552.7	19.4%	425.5	22.7%
Excess	302.1	7.4%	274.2	5.8%	305.3	6.7%	221.6	7.8%	139.0	7.4%
Casualty
Pro Rata (1)	1,295.7	31.5%	1,745.7	37.1%	1,680.4	36.8%	1,076.1	37.8%	705.8	37.6%
Excess	218.5	5.3%	239.6	5.1%	541.6	11.8%	354.2	12.4%	256.7	13.7%

Total (2)	2,633.3	64.1%	3,133.0	66.6%	3,324.7	72.7%	2,204.6	77.4%	1,526.8	81.4%

	International (4)
Property
Pro Rata (1)	421.4	10.3%	426.0	9.1%	328.5	7.2%	229.4	8.1%	126.9	6.8%
Excess	160.4	3.9%	159.7	3.4%	118.6	2.6%	78.4	2.8%	40.6	2.2%
Casualty
Pro Rata (1)	66.4	1.6%	51.2	1.1%	31.3	0.7%	30.6	1.1%	47.1	2.5%
Excess	58.4	1.4%	50.8	1.1%	42.4	0.9%	26.1	0.9%	20.3	1.1%

Total (2)	706.6	17.2%	687.7	14.6%	520.8	11.4%	364.5	12.8%	234.9	12.5%

	Bermuda Operations (4)
Property
Pro Rata (1)	322.9	7.8%	309.7	6.6%	230.0	5.0%	136.1	4.8%	50.3	2.7%
Excess	151.8	3.7%	232.5	4.9%	239.5	5.2%	80.5	2.8%	20.0	1.1%
Casualty
Pro Rata (1)	208.8	5.1%	227.0	4.8%	175.4	3.8%	19.8	0.7%	25.2	1.3%
Excess	85.2	2.1%	114.2	2.4%	83.3	1.8%	41.0	1.4%	17.3	0.9%

Total (2) (3)	768.7	18.7%	883.4	18.8%	728.2	15.9%	277.4	9.7%	112.8	6.0%

	Total Company
Property
Pro Rata (1)	1,561.3	38.0%	1,609.2	34.2%	1,355.9	29.6%	918.2	32.3%	602.6	32.1%
Excess	614.3	15.0%	666.4	14.2%	663.4	14.5%	380.5	13.4%	199.6	10.6%
Casualty
Pro Rata (1)	1,570.9	38.2%	2,023.9	43.0%	1,887.2	41.3%	1,126.5	39.6%	778.1	41.5%
Excess	362.1	8.8%	404.6	8.6%	667.3	14.6%	421.3	14.8%	294.3	15.7%

Total (2)	$4,108.6	100.0%	$4,704.1	100.0%	$4,573.8	100.0%	$2,846.5	100.0%	$1,874.6	100.0%

______________ (1) For purposes of the presentation above, pro rata includes reinsurance attaching to the first dollar of loss incurred by the ceding company and insurance.
(2) Certain totals and subtotals may not reconcile due to rounding.
(3) Includes immaterial amounts of life and annuity premium.
(4) International and Bermuda operations have been restated in accordance with FAS 131 due to the sale of the UK branch.

U.S.Reinsurance Operation.    The Company’s U.S. Reinsurance operation writes property and casualty reinsurance, both treaty and facultative, through reinsurance brokers as well as directly with ceding companies within the U.S. The Company targets certain brokers and, through the broker market, specialty companies and small to medium sized standard lines companies. On a direct basis, the Company targets companies that place their business predominantly in the direct market, including small to medium sized regional ceding companies, and seeks to develop long-term relationships with those companies. In addition, the U.S. Reinsurance operation writes portions of reinsurance programs for larger, national insurance companies.

In 2005, $571.0 million of gross written premiums were attributable to U.S. treaty property business, of which 27.5% was written on an excess of loss basis and 72.5% was written on a pro rata basis. The Company’s property underwriters utilize sophisticated underwriting methods, which management believes are necessary to analyze and price property business. Further, the Company manages its exposure to catastrophe and other large losses by limiting exposures to individual contracts and limiting aggregate exposures to catastrophes in any particular zone.

U.S. treaty casualty business accounted for $610.9 million of gross written premiums in 2005, of which 13.3% was written on an excess of loss basis and 86.7% was written on a pro rata basis. The treaty casualty portfolio consists of professional liability, D&O liability, workers’ compensation, excess and surplus lines and other liability coverages. As a result of the complex technical nature of most of these risks, the Company’s casualty underwriters tend to specialize by line of business and work closely with the Company’s pricing actuaries.

The Company’s facultative unit conducts business both through brokers and directly with ceding companies, and consists of four underwriting units representing property, casualty, specialty and national brokerage lines of business. Business is written from a facultative headquarters office in New York and satellite offices in Chicago and Oakland. In 2005, $53.5 million, $105.1 million, $19.3 million and $26.3 million of gross written premiums were attributable to the property, casualty, specialty and national brokerage lines of business, respectively.

In 2005, 89.3%, 8.4% and 2.3% of the U.S. Reinsurance operation’s gross written premiums were written in the broker reinsurance, direct reinsurance and insurance markets, respectively.

U.S. Insurance Operation.   In 2005, the Company’s U.S. Insurance operation wrote $932.5 million of gross written premiums, of which 78.9% was casualty, predominantly workers’ compensation insurance, and 21.1% was property. Of the total business written, Everest National wrote $716.6 million and Everest Re wrote $5.6 million, principally targeting commercial property and casualty business written through general agency relationships with program administrators. Workers’ compensation business accounted for $412.3 million, or 44.2% of the total business written, including $230.3 million, or 55.9% of the total workers’ compensation business written as California workers’ compensation business and $520.2 million, or 55.8% of the total business written as non-workers’ compensation business. Everest Indemnity wrote $183.4 million, principally targeting excess and surplus lines insurance business written through surplus lines brokers. Everest Security wrote $26.8 million, principally targeting non-standard auto business written through retail agency relationships. With respect to insurance written through general agents and surplus lines brokers, the Company supplements the initial underwriting process with periodic claims, underwriting and operational reviews and ongoing monitoring.

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

Gross written premiums of the A&H unit in 2005 totaled $136.5 million, of which 88.1% was written through the broker market and 11.9% was written through the direct market.

Gross written premiums of the marine and aviation unit in 2005 totaled $121.0 million, substantially all of which was written on a treaty basis and sourced through reinsurance brokers. Marine treaties represented 64.3% of marine and aviation gross written premiums in 2005 and consisted mainly of hull and energy coverage. Approximately 35.9% of the marine unit premiums in 2005 were written on a pro rata basis and 64.1% as excess of loss. Aviation premiums accounted for 35.7% of marine and aviation gross written premiums in 2005 and included reinsurance for airlines and general aviation. Approximately 70.9% of the aviation unit’s premiums in 2005 were written on a pro rata basis and 29.1% as excess of loss.

In 2005, gross written premiums of the surety unit totaled $57.1 million. Approximately 98.8% of the surety unit premiums in 2005 were written on a pro rata basis and 1.2% on an excess of loss basis. Most of the portfolio is reinsurance of contract surety bonds written directly with ceding companies, with the remainder being credit reinsurance, mostly in international markets.

International Operation.    The Company’s International operation aims to capitalize on the growth opportunities in the international reinsurance markets. The Company targets several international markets, including: Canada, with a branch in Toronto; Asia, with a branch in Singapore; and Latin America, Africa and the Middle East, which business is serviced from Everest Re’s Miami and New Jersey offices. The Company also writes “home-foreign” business, which provides reinsurance on the international portfolios of U.S. insurers, from New Jersey. Approximately 82.3% of the gross written premiums by the Company’s international underwriters in 2005 represented property business, while 17.7% represented casualty business. As with its U.S. operations, the Company’s International operation focuses on financially sound companies that have strong management and underwriting discipline and expertise. Approximately 69.8% of the Company’s international business was written through brokers, with 30.2% written directly with ceding companies.

Gross written premiums of the Company’s Canadian branch totaled $129.2 million in 2005 and consisted of pro rata property (30.1%), excess property (27.1%), pro rata casualty (9.9%) and excess casualty (32.9%). Approximately 70.7% of the Canadian premiums consisted of treaty reinsurance, while 29.3% was facultative reinsurance.

The Company’s Singapore branch covers the Asian markets and accounted for $187.1 million of gross written premiums in 2005. This business consisted of pro rata property (69.6%), excess property (25.3%), pro rata casualty (4.2%) and excess casualty (0.9%).

International business written out of Everest Re’s Miami and New Jersey offices accounted for $388.6 million of gross written premiums in 2005 and consisted of pro rata treaty property (64.8%), pro rata treaty casualty (11.5%), excess treaty property (13.2%), excess treaty casualty (3.3%) and excess facultative property and casualty (7.2%). Of this international business, 58.0% was sourced from Latin America, 23.0% was sourced from the Middle East, 9.9% was sourced from Africa, 6.7% was “home-foreign” business, 2.0% was sourced from Asia and 0.4% was sourced from Europe.

Bermuda Operation.    The Company’s Bermuda operation writes property and casualty and is licensed to write life and annuity business through Bermuda Re and property and casualty reinsurance through its UK branch. In 2005, the Bermuda operation had gross property and casualty written premiums of $293.7 million accounting for virtually all of its business, of which $77.5 million or 26.4% was facultative reinsurance or individual risk insurance and $216.2 million or 73.6% was treaty reinsurance.

In 2005, the Company’s gross written premiums by the UK branch of Bermuda Re totaled $475.0 million and consisted of pro rata property (44.4%), excess property (15.6%), pro rata casualty (26.2%) and excess casualty (13.8%). All of the UK branch’s gross written premiums related to treaty reinsurance.

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

The Company’s facultative underwriters operate within guidelines specifying acceptable types of risks, limits and maximum risk exposures. Specified classes of large premium U.S. risks are referred to Everest Re’s New York facultative headquarters for specific review before premium quotations are given to clients. In addition, the Company’s guidelines require certain types of risks to be submitted for review because of their aggregate limits, complexity or volatility, regardless of premium amount on the underlying contract. Non-U.S. risks exhibiting similar characteristics are reviewed by senior managers within the involved operations.

The Company’s insurance operations principally write casualty coverages for homogeneous risks through select program managers. These programs are evaluated based upon actuarial analysis and the program manager’s capabilities. The Company’s rates, forms and underwriting guidelines are tailored to specific risk types. The Company’s underwriting, actuarial, claim and financial functions work closely with its program managers to establish appropriate underwriting and processing guidelines as well as appropriate results monitoring mechanisms.

Risk Management of Underwriting and Retrocession Arrangements

Underwriting Risk and Accumulation Controls.    Guidelines have been established for each segment and underlying business unit to manage its underwriting risk. These guidelines place dollar limits on the amount of business that can be written based on a variety of factors, including ceding company profile, line of business, geographical location and risk hazards. In each case, those guidelines permit limited exceptions, which must be authorized by the Company’s senior management. These guidelines are regularly reviewed to attune them to business unit market conditions, including risk versus reward considerations, as well as the Company’s business portfolio management activities.

The operating results and financial condition of the Company can be adversely affected by catastrophe and other large losses stemming from its more volatile lines of business, particularly those that are catastrophe-exposed. The Company manages its exposure to catastrophes and other large losses by:

     • selective underwriting practices;
     • diversifying its risk portfolio by geographic area and by types and classes of business;
     • limiting its aggregate catastrophe loss exposure in any particular geographic zone;
     • purchasing retrocessional protection to the extent that such coverage can be secured in a cost-efficient manner. See "Retrocession Arrangements".

Like other insurance and reinsurance companies, the Company is exposed to multiple insured losses arising out of a single occurrence, whether a natural event, such as a hurricane or an earthquake, or other catastrophe, such as an explosion at a major factory. Any such catastrophic event could generate insured losses in one or more of the Company’s reinsurance treaties, facultative certificates, or across lines of business, including property and/or casualty.

The Company focuses on potential portfolio losses that can be generated by any single event as part of its evaluation and monitoring of its aggregate exposures to catastrophic events. Accordingly, the Company employs various techniques to estimate the amount of loss it could sustain from any single catastrophic event in various geographic areas. These techniques range from non-modeled deterministic approaches—such as tracking aggregate limits exposed in catastrophe-prone zones and applying historic damage factors—to modeled approaches that scientifically measure catastrophe risks using sophisticated Monte Carlo simulation techniques that provide insights into the frequency and severity of expected losses on a probabilistic basis.

To date, there is not one universal model capable of projecting the amount and probability of loss in all global geographical regions that the Company conducts business. In addition, the form, quality, and granularity of underwriting exposure data furnished by ceding companies is not always fully aligned with the data requirements for the Company’s licensed model(s) creating potential imprecision in the potential loss projections. Further, the results from multiple models and analytical methods must be combined and interpolated to estimate potential losses by and across business units. Such combination techniques are inherently difficult to apply and may affect the precision of the Company’s estimates. Also, most models have not been accurate in forecasting losses from the unprecedented series of hurricanes that impacted the insurance industry in 2004 and 2005. In particular, many models did not fully consider some of the perils and factors, which have been major contributors to the scale of events like the Katrina loss, such as flood, storm surge, and potential demand surge. Finally, uncertainties with respect to future climate patterns and cycles introduce significant uncertainty with respect to the accuracy of loss projections from models using historic long-term frequency and severity data.

Nevertheless, when combined with traditional risk management and sound underwriting judgment, catastrophe models continue to be a useful tool for underwriters to price cat-exposed risks and for providing management with quantitative analysis with regard to monitoring and managing its catastrophe risk exposure by zone and risk hazard.

Projected losses with respect to catastrophe events are generally summarized in terms of the probable maximum loss (“PML”). The Company defines PML as its anticipated loss, taking into account contract terms and limits, caused by a single catastrophe affecting a broad contiguous geographic area, such as that caused by a hurricane or earthquake. The expected PML will vary with the severity of modeled simulated losses and vary with the in-force book of business. The projected severity levels are described in terms of “return periods”, such as “100-year events” and “250-year events”. Simply speaking, a 100-year PML corresponds to a 1% probability that losses from an event could exceed the indicated PML; alternatively, it corresponds to a 99% probability that the loss distribution for an event falls below the indicated PML. It is important to note that PMLs are estimates derived quantitatively, with qualitative input as well, and that the events modeled are hypothetical events from a stochastic model. As a result, there can be no assurance that any actual event(s) will align with the modeled event(s) or that actual losses from events similar to the modeled events will not vary materially from the modeled event PML.

From a risk management perspective, the Company continues to manage its catastrophe risk such that its largest individual 100-year event, on an after-tax basis, generally does not exceed approximately one-half of projected net income. Management also monitors its largest PMLs at multiple points along the loss distribution curve, such as loss amounts at the 20, 50, 100, 250, 500, and 1,000 year return periods. This monitoring procedure enables management to identify discrete risk zone and risk hazard exposure accumulations for integration into risk, underwriting and capital management processes.

The Company’s catastrophe loss projections, segmented by risk zones, are updated quarterly and reviewed as part of a formal risk management review process. The table below reflects the Company’s pre-tax PMLs at various return times for its top three zones/perils (as ranked by the largest 1 in 100 year events) based on loss projection data as of January 1, 2006:

(Dollars in million)
Return Periods (in years)	1 in 20	1 in 50	1 in 100	1 in 250	1 in 500	1 in 1,000
Exceeding Probability	5.0%	2.0%	1.0%	0.4%	0.2%	0.1%
Zone/Area, Peril
SE USA, Wind	$270	$425	$532	$703	$858	959
California, Earthquake	118	252	356	560	708	851
Europe, Wind	137	317	338	459	551	582

The above PML table is both gross and net of retrocessional coverage. While the Company considers purchasing corporate level retrocessional protection by evaluating the underlying exposures in comparison to the availability of cost-effective protection, there was no retrocessional coverage in place at January 1, 2006. The Company continues to evaluate the availability and cost of various retrocessional products and approaches in the marketplace.

The impact of income taxes on the PML losses depends on the distribution of the losses by corporate entity, which is also affected by inter-affiliate reinsurance. Using the 1 in 100 PML for a windstorm in the southeastern United States with a pre-tax loss of $532 million, the estimated after-tax loss would be $415 million.

The Company believes that its methods of monitoring, analyzing and managing catastrophe exposures provide a credible risk management framework, which can be integrated with its underwriting business and capital management activities. However, there is much uncertainty and imprecision inherent in the models, risk management framework and underlying exposures. As a result, there can be no assurance that the Company will not experience losses from individual events that exceed the PML or other return period projections, including events impacting multiple zones, perhaps by a material amount. Nor can there be assurance that the

Company will not experience multiple severe events that could, in aggregate, exceed the Company’s PML expectations by a significant amount.

Terrorism Risk. The Company does not have significant exposure to losses from terrorism risk. Reinsurance contracts generally exclude losses arising from terrorism, except where such coverage has been specifically included in the underwriting and pricing of the involved reinsurance. While the Company writes some reinsurance contracts covering terrorists’ events, the Company’s risk management philosophy is to limit the amount of coverage provided and specifically not provide terrorism coverage for properties or in areas that may be considered a target for terrorists. Although providing terrorism coverage on reinsurance contracts is negotiable, most insurance policies mandate inclusion of terrorism coverage. As a result, the Company is exposed to losses from terrorism on its U.S. insurance book of business, particularly its workers’ compensation policies; however, the Company generally does not insure the large corporations or corporate locations that would result in a large concentration of risk.

As a result of its limited exposure, the Company does not believe the U.S. Terrorism Risk Insurance Act of 2002 that was signed into law November 2002 and amended in December 2005 has had or will have a significant impact on its operations.

Retrocession Arrangements.    The Company considers retrocessional agreements to reduce its exposure on specific business written and potential accumulations of exposures across some or all of the Company’s operations. Where reinsurance is purchased, the agreements provide for recovery of a portion of losses and loss adjustment expenses from retrocessionaires. The level of retrocessional coverage varies over time, reflecting the underwriter’s and/or Company’s view of the changing dynamics of both the underlying exposure and the reinsurance markets. All retrocessional purchasing decisions consider both the potential coverage and market conditions with respect to the pricing, terms, conditions and availability of such coverage, with the aim of securing cost-effective protection. No assurance can be given that the Company will seek or be able to obtain retrocessional coverage in the future similar to that in place currently or in the past.

The Company does not typically purchase significant retrocessional coverage for specific reinsurance business written, but it will do so when management deems it to be prudent and/or cost-effective to reinsure a portion of the specific risks being assumed. The Company also participates in “common account” retrocessional arrangements for certain reinsurance treaties whereby a ceding company purchases reinsurance for the benefit of itself and its reinsurers under one or more of its reinsurance treaties. Common account retrocessional arrangements reduce the effect of individual or aggregate losses to all participating companies, including the ceding company, with respect to the involved treaties.

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

The Company also considers purchasing corporate level retrocessional protection covering the potential accumulation of exposures. Such consideration includes balancing the underlying exposures against the availability of cost-effective retrocessional protection. For years ended December 31, 1999, 2000 and 2001, the Company purchased accident year aggregate excess of loss retrocession coverage that provided up to $175 million of coverage for each year. These excess of loss policies provided coverage if Everest Re’s consolidated statutory basis accident year loss ratio exceeded a specified attachment point for each year of coverage. The attachment point was net of inuring reinsurance and included adjustable premium provisions that effectively caused the Company to offset, on a pre-tax income basis, up to approximately 57% of such ceded losses. The maximum recovery for each year was $175 million before giving effect to the adjustable premium. As of December 31, 2005, the Company has ceded the maximum limits under all three contracts. The Company has not purchased similar corporate level coverage subsequent to December 31, 2001.

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

In connection with the Company’s acquisition of Mt. McKinley in September 2000, the Company had coverage under an aggregate excess of loss reinsurance agreement provided by Prudential Property and Casualty Insurance Company of Indiana (“Prupac”), a wholly-owned subsidiary of The Prudential. On October 31, 2003, LM Property & Casualty Insurance Company (“LM”) completed its purchase of Prupac and its obligations from The Prudential. The Prudential continues to guarantee LM’s obligation under this agreement. This agreement covers 80%, or $160 million, of the first $200 million of any adverse loss reserve development on the carried reserves of Mt. McKinley at the date of acquisition and reimburses the Company as such losses are paid by the Company. Cessions under this reinsurance agreement exhausted the limit available under the contract at December 31, 2003.

As of December 31, 2005, the Company carried as an asset $1,048.7 million in reinsurance receivables with respect to losses ceded. Of this amount, $239.8 million, or 22.9%, was receivable from subsidiaries of London Reinsurance Group (“London Life”), $171.5 million, or 16.4%, was receivable from Transatlantic Reinsurance Company (“Transatlantic”), $160.0 million, or 15.3%, was receivable from LM and $100.0 million, or 9.5%, was receivable from Continental Insurance Company (“Continental”). No other retrocessionaire accounted for more than 5% of the Company’s receivables. Although management carefully selects its reinsurers, the Company is subject to credit risk with respect to its reinsurance because the ceding of risk to reinsurers does not relieve the Company of its liability to insureds or ceding companies. See ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition”.

The Company’s arrangements with both London Life and Continental are managed on a funds held basis, which means that the Company has not released premium payments to the retrocessionaire, but rather retains such payments to secure obligations of the retrocessionaire, records them as a liability, credits interest on the balances and reduces the liability account as payments become due. As of December 31, 2005, such funds had reduced the Company’s net exposure to London Life to $115.4 million, effectively 100% of which has been secured by letters of credit, and its exposure to Continental to $38.7 million.

Claims
Reinsurance claims are managed by the Company’s professional claims staff whose responsibilities include reviewing initial loss reports and coverage issues, monitoring claims handling activities of ceding companies, establishing and adjusting proper case reserves and approving payment of claims. In addition to claims assessment, processing and payment, the claims staff selectively conducts comprehensive claim audits of both specific claims and overall claim procedures at the offices of selected ceding companies. Insurance claims, except those relating to Mt. McKinley’s business, are generally handled by third party claims service providers who have limited authority and are subject to oversight by the Company’s professional claims staff.

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

Reserves for Unpaid Property and Casualty Losses and Loss Adjustment Expenses
Significant periods of time may elapse between the occurrence of an insured loss, the reporting of the loss to the insurer and the reinsurer and the payment of that loss by the insurer and subsequent payments to the insurer by the reinsurer. To recognize liabilities for unpaid losses and LAE, insurers and reinsurers establish reserves, which are balance sheet liabilities representing estimates of future amounts needed to pay reported and unreported claims and related expenses on losses that have already occurred. Actual losses and LAE paid may deviate, perhaps substantially, from such reserves. To the extent reserves prove to be insufficient to cover actual losses and LAE after taking into account available reinsurance coverage, the Company would have to recognize such reserve shortfalls and incur a charge to earnings, which could be material in the period such recognition takes place. See ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Loss and LAE Reserves”.

As part of the reserving process, insurers and reinsurers evaluate historical data and trends and make judgments as to the impact of various factors such as legislative and judicial developments that may affect future claim amounts, changes in social and political attitudes that may increase loss exposures and inflationary and general economic trends. While the reserving process is difficult and subjective for insurance companies, the inherent uncertainties of estimating such reserves are even greater for the reinsurer, due primarily to the longer time between the date of an occurrence and the reporting of any attendant claims to the reinsurer, the diversity of development patterns among different types of reinsurance treaties or facultative contracts, the necessary reliance on the ceding companies for information regarding reported claims and differing reserving practices among ceding companies. In addition, trends that have affected development of liabilities in the past may not necessarily occur or affect liability development to the same degree in the future. As a result, actual losses and LAE may deviate, perhaps substantially, from estimates of reserves reflected in the Company’s consolidated financial statements.

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

Changes in Historical Reserves
The following table shows changes in historical loss reserves for the Company for 1995 and subsequent years. The table is presented on a GAAP basis except that the Company’s loss reserves for its Canadian branch operations are presented in Canadian dollars, the impact of which is not material. The top line of the table shows the estimated initial reserves for unpaid losses and LAE recorded at each year end date. The upper (paid) portion of the table presents the cumulative amounts paid through each subsequent year on those claims for which reserves were carried as of each specific year end. The lower (liability re-estimated) portion shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year. The reserve estimates change as more information becomes known about the actual claims for which the initial reserves were carried. The cumulative redundancy/(deficiency) line represents the cumulative change in estimates since the initial reserve was established. It is equal to the initial reserve less the latest liability re-estimated amount.

Each amount other than the original reserves in the top half of the table below includes the effects of all changes in amounts for prior periods. For example, if a loss settled in 1998 for $100,000, was first reserved in 1995 at $60,000 and remained unchanged until settlement, the $40,000 deficiency (actual loss minus original estimate) would be included in the cumulative redundancy/(deficiency) in each of the years in the period 1995 through 1997 shown below. Conditions and trends that have affected development of liability in the past are not indicative of future developments. Accordingly, it is not appropriate to extrapolate future redundancies or deficiencies based on this table.

Ten Year GAAP Loss Development Table Presented Net of Reinsurance with Supplemental Gross Data (1) (2) (3)
	Years Ended December 31,

(Dollars in millions)	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005

Net Reserves for unpaid
loss and LAE	$2,316.1	$2,551.6	$2,810.0	$2,953.5	$2,977.4	$3,364.9	$3,472.5	$3,895.8	$5,158.4	$6,766.9	$8,175.4
Paid (cumulative) as of:
One year later	270.4	331.2	450.8	484.3	673.4	718.1	892.7	902.6	1,141.7	1,553.1
Two years later	502.8	619.2	747.9	955.3	1,159.1	1,264.2	1,517.9	1,641.7	1,932.6
Three years later	682.0	813.7	1,101.5	1,295.5	1,548.3	1,637.5	2,033.5	2,176.8
Four years later	806.3	1,055.9	1,363.1	1,575.9	1,737.8	2,076.0	2,413.1
Five years later	990.9	1,253.0	1,592.5	1,693.3	1,787.2	2,286.4
Six years later	1,131.5	1,450.2	1,673.4	1,673.9	1,856.0
Seven years later	1,300.0	1,510.2	1,665.3	1,711.1
Eight years later	1,347.0	1,516.1	1,669.3
Nine years later	1,352.3	1,503.2
Ten years later	1,329.6
Net Liability re-estimated
as of:
One year later	2,286.5	2,548.4	2,836.2	2,918.1	2,985.2	3,364.9	3,612.6	4,152.7	5,470.4	6,633.7
Two years later	2,264.5	2,575.9	2,802.2	2,921.6	2,977.2	3,484.6	3,901.8	4,635.0	5,407.1
Three years later	2,285.1	2,546.0	2,794.7	2,910.3	3,070.5	3,688.6	4,400.0	4,705.3
Four years later	2,260.7	2,528.0	2,773.5	2,924.5	3,202.6	4,210.3	4,516.7
Five years later	2,254.5	2,515.7	2,765.2	3,002.2	3,430.3	4,216.5
Six years later	2,247.3	2,507.9	2,778.9	2,997.8	3,338.1
Seven years later	2,243.9	2,510.1	2,767.3	2,941.6
Eight years later	2,248.4	2,517.3	2,738.7
Nine years later	2,257.6	2,517.6
Ten years later	2,273.4
Cumulative redundancy/
(deficiency)	$42.7	$34.0	$71.3	$11.9	$(360.7)	$(851.6)	$(1,044.2)	$(809.5)	$(248.6)	$133.3

Gross liability-
end of year	$3,017.0	$3,298.2	$3,498.7	$3,869.2	$3,705.2	$3,853.7	$4,356.0	$4,985.8	$6,424.7	$7,886.6	$9,175.1
Reinsurance receivable	700.9	746.6	688.7	915.7	727.8	488.8	883.5	1,090.0	1,266.3	1,119.7	999.7

Net liability-end of year	2,316.1	2,551.6	2,810.0	2,953.5	2,977.4	3,364.9	3,472.5	3,895.8	5,158.4	6,766.9	8,175.4

Gross re-estimated
liability at
at December 31, 2005	3,736.7	3,842.1	3,931.3	4,097.0	4,532.6	5,310.6	5,861.3	6,013.4	6,723.8	7,731.7
Re-estimated receivable
at December 31, 2005	1,463.4	1,324.5	1,192.6	1,155.4	1,194.6	1,094.1	1,344.6	1,308.2	1,316.7	1,098.1

Net re-estimated liability
at December 31, 2005	2,273.4	2,517.6	2,738.7	2,941.6	3,338.1	4,216.5	4,516.7	4,705.3	5,407.1	6,633.7

Gross cumulative
(deficiency)/redundancy	$(719.7)	$(543.9)	$(432.6)	$(227.8)	$(827.4)	$(1,456.9)	$(1,505.3)	$(1,027.7)	$(299.0)	$154.9

______________ (1) Includes $480.9 million relating to Mt. McKinley at December 31, 2000, principally reflecting $491.1 million of Mt. McKinley reserves at the acquisition date.
(2) The cumulative redundancy/(deficiency) includes the impact of foreign currency translation adjustments, except for the Canadian branch reserves, which are reflected in Canadian dollars.
(3) Some totals may not reconcile due to rounding.

Five of the most recent six years on the above table reflect cumulative deficiencies, also referred to as adverse development, with the largest indicated deficiency in 2001. Three active classes of business were the principal contributors to those deficiencies: professional liability reinsurance, general casualty reinsurance and workers’

compensation insurance. In addition to these active business classes, there has continued to be adverse experience on A&E reserves.

In the professional liability reinsurance class, the late 1990s and early 2000s saw a proliferation of claims relating to bankruptcies and other corporate, financial and/or management improprieties. This resulted in an increase in the frequency and severity of claims on the professional liability policies reinsured by the Company. In the general casualty area, the Company has experienced claim frequency and severity greater than expected in the Company’s pricing and reserving assumptions, particularly for accident years 1999 and 2000. This experience reflects unfavorable trends in litigation and economic variability. With respect to both of these classes, another factor was the increasingly competitive conditions in insurance and reinsurance markets during this period. While the Company seeks to manage the impact of competitive condition changes on its results, it is generally unable to insulate itself entirely from the underlying industry cycles of its principal business. See ITEM 1, “Business – Competition”.

In the workers’ compensation insurance class, the majority of which was written in California, the Company has experienced adverse development primarily for accident years 2001 and 2002 due to higher than expected claim frequency and severity. As a result of significant growth in this book of business in a challenging business environment, the Company’s writings in this class were subject to more relative variability than are some of its established and/or stable lines of business. Although, cumulative results through 2005 continue to be quite profitable for this book of business, there has been some deterioration in claim frequency and severity related to accident years 2001 and 2002.

Management believes that adequate provision has been made for the Company’s loss and LAE reserves. While there can be no assurance that reserves for and losses from these claims will not increase in the future, management believes that the Company’s existing reserves, reserving methodologies and retrocessional arrangements lessen the likelihood that any such increases would have a material adverse effect on the Company’s financial condition, results of operations or cash flows. These statements regarding the Company’s loss reserves are forward looking statements within the meaning of the U.S. federal securities laws and are intended to be covered by the safe harbor provisions contained therein. See ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Safe Harbor Disclosure”.

The following table is derived from the Ten Year GAAP Loss Development Table above and summarizes the effect of reserve re-estimates, net of reinsurance, on calendar year operations by accident year for the same ten year period ended December 31, 2005. Each column represents the amount of net reserve re-estimates made in the indicated calendar year and shows the accident years to which the re-estimates are applicable. The amounts in the total accident year column on the far right represent the cumulative reserve re-estimates for the indicated accident years.

Since the Company has operations in many countries, part of the Company’s loss and LAE reserves are in foreign currencies and translated to U.S. dollars for each reporting period. Fluctuations in the exchange rates for the currencies, period over period, affect the U.S. dollar amount of outstanding reserves. The translation adjustment line at the bottom of the table eliminates the impact of the exchange fluctuations from the reserve re-estimates.

Effects on Pre-tax Income Resulting from Reserves Re-estimates(1)
											Cumulative Re-estimates
											for Each

(Dollars in millions)	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	Accident Year

Accident Years
1995 &prior	$29.6	$22.1	$(20.7)	$24.4	$6.1	$7.1	$3.4	$(4.4)	$(9.2)	$(15.8)	$42.6
1996		(18.9)	(6.8)	5.5	11.8	5.0	4.5	2.2	2.1	15.5	20.9
1997			1.3	4.1	(10.4)	8.9	0.4	(11.5)	18.8	28.8	40.5
1998				1.4	(11.0)	(9.8)	(22.5)	(64.0)	(7.2)	27.6	(85.5)
1999					(4.3)	(3.3)	(79.1)	(54.4)	(232.1)	36.0	(337.1)
2000						(7.9)	(26.4)	(71.9)	(294.1)	(98.3)	(498.6)
2001							(20.4)	(85.2)	23.5	(110.6)	(192.6)
2002								32.3	15.9	46.4	94.6
2003									170.3	133.7	303.9
2004										69.9	69.9
Total calendar

year effect	$29.6	$3.2	$(26.2)	$35.4	$(7.8)	$0.0	$(140.1)	$(256.9)	$(312.0)	$133.3	$(541.5)
Canada (2)	$3.7	$9.6	$8.3	$(11.0)	$4.9	$7.4	$(1.4)	$(26.6)	$(16.3)	$6.6
Translation Adjustment	$(57.2)	$49.3	$-	$(17.0)	$(26.9)	$(17.7)	$38.4	$86.7	$78.9	$(100.3)

Re-estimate of net reserve after translation adjustment	$(23.9)	$62.1	$(17.9)	$7.4	$(29.8)	$10.3	$(103.1)	$(196.8)	$(249.4)	$26.4

______________ (1) Some totals may not reconcile due to rounding.
(2) This adjustment converts Canadian dollars to U.S. dollars

The reserve development by accident year reflected in the above table was generally the result of the same factors discussed above that caused the deficiencies shown in the Ten Year GAAP Loss Development Table. The unfavorable development experienced in the 1998 through 2001 accident years relates principally to casualty reinsurance, including professional liability classes and workers’ compensation insurance where, in retrospect, the Company’s initial estimates of losses were underestimated principally as the result of unanticipated variability in the underlying exposures. The favorable development for accident years 2002 through 2004 relates primarily to favorable experience with respect to property reinsurance business.

The Company’s loss reserving methodologies continuously monitor the emergence of loss and loss development trends, seeking, on a timely basis, to both adjust reserves for the impact of trend shifts and to factor the impact of such shifts into its underwriting and pricing on a prospective basis.

The following table presents a reconciliation of beginning and ending reserve balances for the years indicated on a GAAP basis:

Reconciliation of Reserves for Losses and LAE
	Years Ended December 31,
(Dollars in millions)	2005	2004	2003
Gross reserves at beginning of period	$7,836.3	$6,361.2	$4,905.6

Incurred related to:
Current year	3,750.7	3,041.7	2,403.4

Prior years	(26.4)	249.4	196.8

Total incurred losses	3,724.3	3,291.1	2,600.2

Paid related to:
Current year	664.9	607.1	501.1

Prior years	1,553.1	1,141.7	902.6

Total paid losses	2,218.0	1,748.8	1,403.7

Foreign exchange/translation adjustment	(100.3)	78.9	86.7

Change in reinsurance receivables on unpaid losses and LAE	(115.6)	(146.1)	172.5

Gross reserves at end of period	$9,126.7	$7,836.3	$6,361.2

Prior year incurred losses were $26.4 million favorable in 2005 and $249.4 million and $196.8 million unfavorable in 2004 and 2003, respectively. Such losses were the result of the reserve development noted above, as well as inherent uncertainty in establishing loss and LAE reserves.

Reserves for Asbestos and Environmental Losses and Loss Adjustment Expenses
As of year end 2005, 7.1% of reserves reflect an estimate for the Company’s ultimate liability for A&E claims for which ultimate value cannot be estimated using traditional reserving techniques. The Company’s A&E liabilities stem from Mt. McKinley’s direct insurance business and Everest Re’s assumed reinsurance business. There are significant uncertainties in estimating the amount of the Company’s potential losses from A&E claims. See ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asbestos and Environmental Exposures” and Note 3 of Notes to Consolidated Financial Statements.

Mt. McKinley’s book of direct A&E exposed insurance is relatively small and homogenous. It also arises from a limited period, effective 1978 to 1984. The book is based principally on excess liability policies, thereby limiting exposure analysis to a limited number of policies and forms. As a result of this focused structure, the Company believes that it is able to comprehensively analyze its exposures, allowing it to identify, analyze and actively monitor those claims which have unusual exposure, including policies in which it may be exposed to pay expenses in addition to policy limits or non-products asbestos claims.

The Company aims to be actively engaged with every insured account posing significant potential asbestos exposure to Mt. McKinley. Such engagement can take the form of pursuing a final settlement, negotiation, litigation, or the monitoring of claim activity under Settlement in Place (“SIP”) agreements. SIP agreements generally condition an insurer’s payment upon the actual claim experience of the insured and may have annual payment caps or other measures to control the insurer’s payments. The Company’s Mt. McKinley operation is currently managing seven SIP agreements, three of which were executed prior to the acquisition of Mt. McKinley in 2000. The Company’s preference with respect to coverage settlements is to execute settlements that call for a fixed schedule of payments, because such settlements eliminate future uncertainty.

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

Everest Re’s book of assumed reinsurance is relatively concentrated within a modest number of A&E exposed relationships. It also arises from a limited period, effectively 1977 to 1984. Because the book of business is relatively concentrated and the Company has been managing the A&E exposures for many years, its claim staff is familiar with the ceding companies that have generated most of these liabilities in the past and which are therefore most likely to generate future liabilities. The Company’s claim staff has developed familiarity both with the nature of the business written by its ceding companies and the claims handling and reserving practices of those companies. This level of familiarity enhances the quality of the Company’s analysis of its exposure through those companies. As a result, the Company believes that it can identify those claims on which it has unusual exposure, such as non-products asbestos claims, for concentrated attention. However, in setting reserves for its reinsurance liabilities, the Company relies on claims data supplied, both formally and informally by its ceding companies and brokers. This furnished information is not always timely or accurate and can impact the accuracy and timeliness of the Company’s ultimate loss projections.

The following table summarizes the composition of the Company’s total reserves for A&E losses, gross and net of reinsurance, for the years ended December 31:

(Dollars in millions)	2005	2004	2003
Case reserves reported by ceding companies	$125.2	$148.5	$123.1
Additional reserves established by the Company (assumed reinsurance) (1)	157.6	151.3	109.1
Case reserves established by the Company (direct insurance)	243.5	272.1	251.3
IBNR reserves	123.3	156.4	281.8

Gross reserves	649.6	728.3	765.3
Reinsurance receivable	(199.1)	(221.6)	(230.9)

Net reserves	$450.5	$506.7	$534.4

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

Activity in the reserve for future policy benefits is summarized as follows:

	Years Ended December 31,
(Dollars in thousands)	2005	2004	2003
Balance at beginning of year	$152.2	$205.3	$227.9
Liabilities assumed	0.2	0.3	0.5
Adjustments to reserves	11.6	8.5	11.2
Benefits paid in the current year	(30.8)	(19.5)	(34.3)
Contract terminations	-	(42.4)	-

Balance at end of year	$133..2	$152.2	$205.3

Investments
The board of directors of each of the Company’s operating subsidiaries is responsible for establishing investment policy and guidelines and, together with senior management, for overseeing their execution.

The policies and guidelines stress diversification of risk, capital preservation, market liquidity and stability of income. Beyond these fundamental objectives, the Company’s current investment strategy seeks to maximize after-tax income, through a high quality, diversified, taxable bond and tax-preferenced fixed maturity portfolio, while maintaining an adequate level of liquidity. The Company’s mix of taxable and tax-preferenced investments is adjusted continuously, consistent with the Company’s current and projected operating results, market conditions and tax position. Additionally, the Company invests in equity securities, which it believes will enhance the risk-adjusted total return of the investment portfolio.

The Company’s investment portfolio is in compliance with the insurance laws of the jurisdictions in which its subsidiaries are regulated. Generally, an independent investment advisor is utilized to manage the Company’s fixed income investment portfolio within the established guidelines and is required to report activities on a current basis and to meet with the Company periodically to review and discuss the portfolio structure, securities selection and performance results. The Company directly manages its investments in its equity and other invested asset portfolios.

The Company’s fixed income investment guidelines include a general duration guideline of five to six years. The duration of an investment is based on the maturity of the security but also reflects the payment of interest and the possibility of early prepayment of such security. This investment duration guideline is established and periodically revised by management, which considers economic and business factors, as well as the Company’s average duration of potential liabilities, which, at December 31, 2005, is estimated at approximately 3.9 years based on the estimated payouts of underwriting liabilities using standard duration calculations.

The duration of the fixed income portfolio at December 31, 2005 was 4.3 years, down from 5.2 years for the prior year. This shortened duration mainly reflects the Company’s elevated short-term investment holdings following the $758.3 million of net proceeds raised in connection with the secondary common shares offerings in the fourth quarter. In addition, at various times during the past three years the Company shortened duration in response to market interest rate movements by purchasing interest only strips of mortgage-backed securities (“interest only strips”). The interest only strips give the holder the right to receive interest payments at a stated coupon rate on an underlying pool of mortgages. The interest payments on the outstanding mortgages are guaranteed by entities generally rated AAA. The ultimate cash flow from these investments is primarily dependent upon the average life of the underlying mortgage pool. Generally, as market interest rates and, more specifically, market mortgage rates decline, mortgagors tend to refinance, which will decrease the average life of a mortgage pool and decrease expected cash flows. Conversely, as market interest rates and more specifically market mortgage rates rise, repayments will slow and the ultimate cash flows will tend to rise. Accordingly, the market value of these investments tends to increase as general interest rates rise and decline as general interest rates fall. These movements are generally counter to the impact of interest rate movements on the Company’s other fixed income investments.

For each currency in which the Company has established substantial reserves, the Company seeks to maintain invested assets denominated in such currency in an amount approximately comparable to the estimated liabilities. Approximately 9.0% of the Company’s consolidated reserves for losses and LAE and unearned premiums represent estimated amounts payable in foreign currencies.

The Company’s overall financial strength and results of operations are, in part, dependent on the quality and performance of its investment portfolio. Net investment income and net realized capital gains (losses) on the Company’s invested assets constituted 13.5%, 11.7%, and 8.9% of the Company’s revenues for the years ended December 31, 2005, 2004 and 2003, respectively. The Company’s cash and invested assets totaled $13.0 billion at December 31, 2005, which consisted of 89.4% fixed maturities and cash of which 97.5% were investment grade, 8.4% equity securities and 2.2% other invested assets. The average maturity of fixed maturities was 7.7 years at December 31, 2005, and their overall duration was 4.3 years. As of December 31, 2005, the Company did not have any investments in commercial real estate or direct commercial mortgages or any material holdings of derivative investments, other than equity index puts discussed in Note 2 of Notes to Consolidated Financial Statements, or securities of issuers that are experiencing cash flow difficulty to an extent that the Company’s management believes could threaten the issuer’s ability to meet debt service payments, except where other than temporary impairments have been recognized.

As of December 31, 2005, the Company’s common stock portfolio, which is comprised primarily of publicly traded equity index funds, had a market value of $1,090.8 million, comprising 8.4% of total investments and cash.

The following table reflects investment results for the Company for each of the five years ended December 31:

(Dollars in millions)	Average Investments (1)	Pre-Tax Investment Income (2)	Pre-Tax Effective Yield	Pre-Tax Realized Net Capital Gains (Losses)	Pre-Tax Unrealized Net Capital (Losses) Gains
2005	$12,067.8	$522.8	4.33%	$90.3	$(77.8)
2004	10,042.2	495.9	4.94%	89.6	40.1
2003	7,779.1	402.6	5.18%	(38.0)	68.1
2002	6,068.1	350.7	5.78%	(50.0)	135.9
2001	5,374.9	340.4	6.33%	(22.3)	57.3
______________

(1) Average of the beginning and ending carrying values of investments and cash, less net funds held, future policy benefit reserve, and non-interest bearing cash. Bonds, common stock and redeemable and non-redeemable preferred stocks are carried at market value.
(2) After investment expenses, excluding realized net capital gains (losses).

The following table summarizes fixed maturities as of December 31, 2005 and 2004:

(Dollars in millions)	Amortized Cost	Unrealized Appreciation	Unrealized Depreciation	Market Value
December 31, 2005:
U.S. Treasury securities and obligations of U.S.
government agencies and corporations	$205.0	$0.1	$(3.5)	$201.6
Obligations of states and political subdivisions	3,615.0	153.4	(8.1)	3,760.3
Corporate securities	2,857.4	51.9	(49.9)	2,859.4
Mortgage-backed securities	1,556.0	4.4	(33.2)	1,527.2
Foreign government securities	1,047.7	33.5	(1.7)	1,079.5
Foreign corporate securities	591.1	28.0	(5.0)	614.1

Total	$9,872.2	$271.3	$(101.4)	$10,042.1

December 31, 2004:
U.S. Treasury securities and obligations of U.S.
government agencies and corporations	$184.1	$2.1	$(0.8)	$185.4
Obligations of states and political subdivisions	3,281.4	160.2	(2.3)	3,439.3
Corporate securities	3,211.7	137.5	(17.7)	3,331.5
Mortgage-backed securities	1,468.8	13.3	(8.1)	1,474.0
Foreign government securities	921.5	31.2	(0.6)	952.1
Foreign corporate securities	542.1	24.6	(1.8)	564.9

Total	$9,609.6	$368.9	$(31.3)	$9,947.2

The following table presents the credit quality distribution of the Company’s fixed maturities as of December 31:

	2005		2004
Rating Agency Credit Quality Distribution (Dollars in millions)	Market Value	Percent of Total	Market Value	Percent of Total
AAA	$5,923.0	59.0%	$5,237.1	52.7%
AA	1,087.4	10.8%	968.7	9.7%
A	1,794.8	17.9%	1,965.6	19.8%
BBB	943.3	9.4%	1,293.3	13.0%
BB	208.2	2.1%	369.1	3.7%
B	74.4	0.7%	92.7	0.9%
Other	11.0	0.1%	20.7	0.2%

Total (1)	$10,042.1	100.0%	$9,947.2	100.0%

______________ (1) Certain totals may not reconcile due to rounding.

The following table summarizes fixed maturities by contractual maturity as of December 31, 2005:

(Dollars in millions)	Market Value	Percent of Total
Maturity category:

Less than one year	$393.5	3.9%
1-5 years	2,481.2	24.7%
5-10 years	1,990.3	19.8%
After 10 years	3,649.9	36.4%

Subtotal	8,514.9	84.8%
Mortgage-backed securities (1)	1,527.2	15.2%

Total	$10,042.1	100.0%

______________

(1) Mortgage-backed securities generally are more likely to be prepaid than other fixed maturities. Therefore, contractual maturities are excluded from this table since they may not be indicative of actual maturities.

Financial Strength Ratings
The following table shows the current financial strength ratings of the Company’s operating subsidiaries as reported by A.M. Best, Standard & Poor’s Rating Services (“Standard & Poor’s”) and Moody’s Investors Service, Inc. (“Moody’s”). These ratings are based upon factors of concern to policyholders and should not be considered an indication of the degree or lack of risk involved in a direct or indirect equity investment in an insurance or reinsurance company.

All of the below-mentioned ratings are continually monitored and revised, if necessary, by each of the rating agencies.

The Company believes that its ratings, in general, have become increasingly important to its operations because they provide the Company’s customers and investors with an independent assessment of the Company’s underlying financial strength using a scale that provides for relative comparisons. Strong financial strength is particularly important for reinsurance companies. Ceding companies must rely on their reinsurers to pay covered losses well into the future. As a result, a highly rated reinsurer is generally preferred.

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

A.M. Best states that the “A+” (“Superior”) rating is assigned to those companies which, in its opinion, have a superior ability to meet their ongoing obligations to policyholders based on A.M. Best’s comprehensive quantitative and qualitative evaluation of a company’s balance sheet strength, operating performance and business profile. The Company’s “A+” (“Superior”) rating is the second highest of fifteen ratings assigned by A.M. Best, which range from “A++” (“Superior”) to “F” (“In Liquidation”). Standard & Poor’s states that the “AA-” rating is assigned to those insurance companies which, in its opinion, have very strong financial security characteristics with respect to their ability to pay under its insurance policies and contracts in accordance with their terms. The Company’s “AA-” rating is the fourth highest of nineteen ratings assigned by Standard & Poor’s, which range from “AAA” to “R”. Ratings from AA to CCC may be modified by the use of a plus or minus sign to show relative standing of the insurer within those rating categories. Moody’s states that insurance companies rated “Aa” offer excellent financial security. Together with the Aaa rated companies, Aa rated companies constitute what are generally known as high-grade companies, with Aa rated companies generally having somewhat larger long-term risks. Moody’s rating gradations are shown through the use of nine distinct symbols, each symbol representing a group of ratings in which the financial security is broadly the same. The Company’s “Aa3” (Excellent) rating is the fourth highest of ratings assigned by Moody’s, which range from “Aaa” (Exceptional) to “C” (Lowest). Moody’s appends numerical modifiers 1, 2 and 3 to each generic rating classification from Aa through Caa.

Subsidiaries other than Everest Re and Bermuda Re may not be rated by some or any rating agencies because such ratings are not considered essential by the individual subsidiary’s customers or because of the limited nature of the subsidiary’s operations. In particular, Mt. McKinley is not rated because it is in run-off status.

Debt Ratings
The following table shows the debt ratings by A.M. Best, Standard & Poor’s and Moody’s of the Holdings’ senior notes due March 15, 2010 and October 15, 2014 and Everest Re Capital Trust (“Capital Trust”) and Everest Re Capital Trust II’s (“Capital Trust II”) trust preferred securities due November 15, 2032 and March 29, 2034, respectively, all of which are considered investment grade. Debt ratings are a current assessment of the credit worthiness of an obligor with respect to a specific obligation.

	A.M. Best	Standard & Poor's	Moody's
Senior Notes	a (Strong ability)	A- (Strong security)	A3 (Good security)
Trust Preferred Securities	a- (Strong ability)	BBB (Good security)	Baal (Adequate security)

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

Competition
The worldwide reinsurance and insurance businesses are highly competitive, yet cyclical by product and market. Competition in the types of reinsurance and insurance business that the Company underwrites is based on many factors, including the perceived overall financial strength of the reinsurer or insurer, ratings of the reinsurer or insurer by A.M. Best and/or Standard & Poor’s (“S&P”), underwriting expertise, the jurisdictions where the reinsurer or insurer is licensed or otherwise authorized, capacity and coverages offered, premiums charged, other terms and conditions of the reinsurance and insurance business offered, services offered, speed of claims payment and reputation and experience in lines written. These factors operate at the individual market participant level to varying degrees, as applicable to the specific participant’s circumstances. They also operate in aggregate across the reinsurance industry more generally, contributing, in combination with background economic conditions and variations in the reinsurance buying practices of insurance companies (by participant and in the aggregate), to cyclical movements in reinsurance rates, terms and conditions and ultimately reinsurance industry aggregate financial results.

The Company competes in the U.S., Bermuda and international reinsurance and insurance markets with numerous global competitors. The Company’s competitors include independent reinsurance and insurance companies, subsidiaries or affiliates of established worldwide insurance companies, reinsurance departments of certain insurance companies and domestic and international underwriting operations, including underwriting syndicates at Lloyd’s. Some of these competitors have greater financial resources than the Company and have established long-term and continuing business relationships throughout the industry, which can be a significant competitive advantage. In addition, the lack of strong barriers to entry into the reinsurance business and the potential for securitization of reinsurance and insurance risks through capital markets provide additional sources of potential reinsurance and insurance capacity and competition.

In 2004 and 2005, market conditions weakened following hard market conditions that had developed from 2000 through 2003. Pricing for most property and casualty classes declined modestly. Competition increased modestly as well, in part due to the relative profitability achieved by many reinsurers from 2002 through 2004, the attendant buildup of capital by these participants and growing pressures to effectively redeploy this capital. However, this profitability and capital buildup varied significantly by market participant, reflecting the fact that the industry was impacted by significant catastrophe losses in the second halves of both 2005 and 2004, generally weak investment market conditions and ongoing adverse loss development. All of these factors depressed the industry’s aggregate financial performance and perceptions of individual insurer’s financial strength during the period.

For the insurance industry, 2005 was a year of unprecedented catastrophe losses in terms of both frequency and severity, which negatively impacted the financial results of a broad number of (re)insurance market participants. The Company believes that the scope and scale of industry losses have helped to stabilize the weakening that was taking place in many sectors and will lead to generally improving market conditions during 2006 that are likely to vary by product and market. For the property catastrophe and retrocession lines, the Company expects that demand and pricing will increase the most as companies reassess their risk management approach and rating agencies raise the required capital levels for many industry participants. The Company believes that price increases for these two lines will be most pronounced in peak catastrophe zones, such as the southeastern U.S. For remaining property lines, there will likely be modest rate increases, while the casualty markets have generally steadied and are expected to stabilize at adequate pricing levels in 2006 for both insurance and reinsurance.

The Company notes that it continues to see opportunities for profitable writings in a variety of classes and lines owing mainly to the general adequacy of underlying pricing. However, the Company continues to examine its view of price adequacy for property lines in light of 2005‘s unprecedented catastrophe experience from both a frequency and severity perspective. This reexamination is focused on several key factors including the magnitude and character of catastrophe exposures, the level of required capital to support the Company’s businesses from both the Company’s and rating agencies’ perspectives and the actual and potential volatility and variability of results, by product, business class and business unit, including with respect to the reliability of underlying statistical and modeling techniques.

Employees
As of March 1, 2006, the Company employed 670 persons. Management believes that its employee relations are good. None of the Company’s employees are subject to collective bargaining agreements, and the Company is not aware of any current efforts to implement such agreements.

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

Insurance Holding Company Regulation.   Under applicable U.S. laws and regulations, no person, corporation or other entity may acquire a controlling interest in the Company, unless such person, corporation or entity has obtained the prior approval for such acquisition from the Insurance Commissioners of Delaware and the other states in which the Company’s insurance subsidiaries are domiciled or deemed domiciled, currently California and Georgia. Under these laws, “control” is presumed when any person acquires, directly or indirectly, 10% or more of the voting securities of an insurance company. To obtain the approval of any change in control, the proposed acquirer must file an application with the relevant insurance commissioner disclosing, among other things, the background of the acquirer and that of its directors and officers, the acquirer’s financial condition and its proposed changes in the management and operations of the insurance company. U.S. state regulators also require prior notice or regulatory approval of material inter-affiliate transactions within the holding company structure. See “Dividends”.

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

Under Bermuda law, Bermuda Re is unable to declare or make payment of a dividend if it fails to meet its minimum solvency margin or minimum liquidity ratio. As a long-term insurer, Bermuda Re is also unable to declare or pay a dividend to anyone who is not a policyholder unless, after payment of the dividend, the value of the assets in its long-term business fund, as certified by its approved actuary, exceeds its liabilities for long-term business by at least the $250,000 minimum solvency margin. Prior approval of the Bermuda Monetary Authority is required if Bermuda Re’s dividend payments would reduce its prior year end total statutory capital by 15.0% or more. At December 31, 2005, Bermuda Re and Everest International met their solvency and liquidity requirements by a significant margin.

The payment of dividends to Holdings by Everest Re is subject to limitations imposed by Delaware law. Generally, Everest Re may only pay dividends out of its statutory earned surplus, which was $1,423.0 million at

December 31, 2005, and only after it has given 10 days prior notice to the Delaware Insurance Commissioner. During this 10-day period, the Commissioner may, by order, limit or disallow the payment of ordinary dividends if the Commissioner finds the insurer to be presently or potentially in financial distress. Further, the maximum amount of dividends that may be paid without the prior approval of the Delaware Insurance Commissioner in any twelve month period is the greater of (1) 10% of an insurer’s statutory surplus as of the end of the prior calendar year or (2) the insurer’s statutory net income, not including realized capital gains, for the prior calendar year. Under this definition, the maximum amount that will be available for the payment of dividends by Everest Re in 2006 without triggering the requirement for prior approval of regulatory authorities in connection with a dividend is $232.8 million.

Insurance Regulation.   Neither Bermuda Re nor Everest International is admitted to do business in any jurisdiction in the U.S. Both conduct their insurance business from their offices in Bermuda, and in the case of Bermuda Re, its branch in the UK. In Bermuda, Bermuda Re and Everest International are regulated by the Insurance Act 1978 (as amended) and related regulations (the “Act”). The Act establishes solvency and liquidity standards and auditing and reporting requirements and subjects Bermuda Re and Everest International to the supervision, investigation and intervention powers of the Bermuda Monetary Authority. Under the Act, Bermuda Re and Everest International, as Class 4 insurers, are each required to maintain a principal office in Bermuda, to maintain a minimum of $100 million in statutory capital and surplus, to have an independent auditor approved by the Bermuda Monetary Authority conduct an annual audit and report on their respective statutory financial statements and filings and to have an appointed loss reserve specialist (also approved by the Bermuda Monetary Authority) review and report on their respective loss reserves annually.

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

The operations of Everest Re’s foreign branch offices in Canada, and Singapore are subject to regulation by the insurance regulatory officials of those jurisdictions. Management believes that the Company is in material compliance with applicable laws and regulations pertaining to its business and operations. Effective January 1, 2004, Everest Re sold its United Kingdom branch to Bermuda Re, a Bermuda insurance company and direct subsidiary of Group. Business for this branch was previously included in the International segment and is now included in the Bermuda segment. As a result of this transaction, Bermuda Re’s operations in the United Kingdom and worldwide are subject to regulation by the Financial Services Authority (the “FSA”). The FSA imposes solvency, capital adequacy, audit, financial reporting and other regulatory requirements on insurers transacting business in the United Kingdom. Bermuda Re presently meets or exceeds all of the FSA’s solvency and capital requirements.

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

Everest Re is licensed as a property and casualty reinsurer in Canada. It is also authorized to conduct reinsurance business in Singapore. Everest Re can also write reinsurance in other foreign countries. Because some jurisdictions require a reinsurer to register in order to be an acceptable market for local insurers, Everest Re is registered as a foreign insurer and/or reinsurer in the following countries: Argentina, Bolivia, Chile, Colombia, Ecuador, El Salvador, Guatemala, Honduras, Mexico, Peru, Venezuela and the Philippines. Everest National is licensed in 47 states and the District of Columbia. Everest Indemnity is licensed in Delaware and is eligible to write insurance on a surplus lines basis in 49 states, the District of Columbia and Puerto Rico. Everest Security is licensed in Georgia and Alabama. Mt. McKinley is licensed in Delaware and California. Bermuda Re and Everest International are registered as Class 4 insurers in Bermuda. Bermuda Re is also registered as a long-term insurer in Bermuda and an authorized reinsurer in the U.K.

Periodic Examinations.   Everest Re, Everest National, Everest Indemnity, Everest Security and Mt. McKinley are subject to periodic financial examination (usually every 3 years) of their affairs by the insurance departments of the states in which they are licensed, authorized or accredited. Everest Re’s, Everest Security’s, Everest Indemnity’s and Mt. McKinley’s last examination reports were as of December 31, 2003, while Everest National’s last examination was as of December 31, 2001. None of these reports contained any material findings or recommendations. In addition, U.S. insurance companies are subject to examinations by the various state insurance departments where they are licensed concerning compliance with applicable conduct of business regulations.

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

Under the approved formula, a company’s statutory surplus is compared to its risk based capital (“RBC”). If this ratio is above a minimum threshold, no action is necessary. Below this threshold are four distinct action levels at which a regulator can intervene with increasing degrees of authority over a domestic insurer as the ratio of surplus to RBC decreases. The mildest intervention requires an insurer to submit a plan of appropriate corrective actions. The most severe action requires an insurer to be rehabilitated or liquidated.

Based on their financial positions at December 31, 2005, Everest Re, Everest National, Everest Indemnity and Everest Security significantly exceed the minimum thresholds. Since Mt. McKinley ceased writing new and renewal insurance in 1985, its domiciliary regulator, Delaware, has exempted Mt. McKinley from complying with RBC requirements.

Various proposals to change the RBC formula arise from time to time. The Company is unable to predict whether any such proposal will be adopted, the form in which any such proposals would be adopted or the effect, if any, the adoption of any such proposal or change in the RBC calculations would have on the Company.

Tax Matters.   The following summary of the taxation of the Company is based on current law. There can be no assurance that legislative, judicial, or administrative changes will not be enacted that materially affects this summary.

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

Barbados.    Through December 31, 2004, Group maintained its principal office in Barbados and was registered as an external company under the Companies Act, Cap. 308 of Barbados and was licensed as an international business company under the Barbados International Business Companies Act, 1991-24. As a result, Group was subject to a preferred rate of corporation tax on profits and gains in Barbados and was exempt from withholding tax on dividends, interest, royalties, management fees, fees or other income paid or deemed paid to a person who is not resident in Barbados or who, if so resident, carried on an international business. No tax was imposed on capital gains. Effective January 1, 2005, Group’s principal office was relocated to Bermuda.

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

ITEM 1A. Risk Factors

The following risk factors, in addition to the other information provided in this report, should be considered when evaluating us. If the circumstances contemplated by the individual risk factors materialize, our business, financial condition or results of operations could be materially and adversely affected and the trading price of our common shares could decline significantly.

RISKS RELATING TO OUR BUSINESS

Our results could be adversely affected by catastrophic events.

Like all property and catastrophe insurance and reinsurance companies, we are exposed to unpredictable catastrophic events, including weather-related and other natural catastrophes, as well as acts of terrorism. Any material reduction in our operating results caused by the occurrence of one or more catastrophes could inhibit our ability to pay dividends or to meet our interest and principal payment obligations. We define a catastrophe as an event that causes a pre-tax loss on property exposures before reinsurance of at least $5.0 million, before corporate level reinsurance and taxes. Effective for the third quarter 2005, industrial risk losses have been excluded from catastrophe losses, with prior periods adjusted for comparison purposes. By way of illustration, during the past five calendar years, pre-tax catastrophe losses, net of contract specific reinsurance but before cessions under corporate reinsurance programs, were as follows:

Calendar year	Pre-tax catastrophe losses
2005	$ 1,485.7 million
2004	$ 390.0 million
2003	$ 35.0 million
2002	$ 30.0 million
2001	$ 213.7 million

Our losses from future catastrophic events could exceed our projections.

As with most industry participants, we use projections of possible losses from future catastrophic events of varying types and magnitudes as a strategic underwriting tool. Based upon these loss projections, we may choose to decline additional business in certain geographical areas, purchase retrocessional coverage or take other actions to limit the extent of potential losses in a given geographical area from catastrophic events. These loss projections are approximations reliant on a mix of quantitative and qualitative processes and actual losses may exceed the projections by a material amount.

We focus on potential losses that can be generated by any single event as part of our evaluation and monitoring of our aggregate exposure to catastrophic events. Accordingly, we employ various techniques to estimate the amount of loss we could sustain from any single catastrophic event in various geographical areas. These techniques range from non-modeled deterministic approaches – such as tracking aggregate limits exposed in catastrophe-prone zones and applying historic damage factors – to modeled approaches that scientifically measure catastrophe risks using sophisticated Monte Carlo simulation techniques that provide insights into the frequency and severity of expected losses on a probabilistic basis.

As a result of the significant hurricane losses over the past two years, vendors for the statistical models are in the process of recalibrating their models, which may have a material impact on potential loss projections for us and the insurance industry.

If our loss reserves are inadequate to meet our actual losses, net income would be reduced or we could incur a loss.

We are required to maintain reserves to cover our estimated ultimate liability of losses and loss adjustment expenses for both reported and unreported claims incurred. These reserves are only estimates of what we believe the settlement and administration of claims will cost based on facts and circumstances known to us. In setting reserves for our reinsurance liabilities, we rely on claim data supplied by our ceding companies and brokers and employing actuarial and statistical projections. This information is not always timely or accurate and can result in inaccurate loss projections. Because of the uncertainties that surround estimating loss reserves and LAE, we cannot be certain that ultimate losses will not exceed these estimates of losses and loss adjustment reserves. If our reserves are insufficient to cover our actual losses and LAE, we would be required to increase loss reserves in the period in which such deficiencies are identified which would cause a charge to our earnings and a reduction of capital. By way of illustration, during the past five calendar years, the reserve re-estimation process resulted in a decrease to our pre-tax net income in four of the years:

Calendar year	Effect on pre-tax net income
2005	$ 26.4 million increase
2004	$ 249.4 million decrease
2003	$ 196.8 million decrease
2002	$ 103.1 million decrease
2001	$ 10.3 million decrease

See ITEM 1, “Business — Changes in Historical Reserves,” which provides a more detailed chart showing the effect of reserve re-estimates on calendar year operating results for the past ten years.

During 2005, there were three large hurricane events, Katrina, Rita and Wilma, as well as other catastrophe losses, which resulted in significant incurred losses to our Company. The unprecedented magnitude and nature of these losses, the continuing lack of precise information from ceding companies regarding exposures, the complexities surrounding claim adjusting and settlement activities and the potential related regulatory and legal issues, as well as inflation in repair costs due to the limited availability of labor and materials, all contribute to uncertainty in the loss estimating process.

Our current estimate for these losses is based on modeled information, underwriter analysis and judgments, client input and discussion, event modeling and profiling of exposed limits. We expect it will be several quarters before relative clarity emerges with respect to ceding companies’ underlying losses. As a result, losses may ultimately be materially greater than our initial estimated losses. Any future adjustments to estimated pre-tax catastrophe losses will have an impact on incurred losses in the quarters during which such adjustments are made, and such impacts could be material.

The difficulty in estimating our reserves is significantly more challenging as it relates to reserving for potential A&E liabilities. At year-end 2005, roughly 7% of our gross reserves were comprised of explicit A&E reserves. A&E liabilities are especially hard to estimate for many reasons, including the long waiting periods between exposure and manifestation of any bodily injury or property damage, difficulty in identifying the source of the asbestos or environmental contamination, long reporting delays and difficulty in properly allocating liability for the asbestos or environmental damage. Legal tactics and judicial and legislative developments affecting the scope of insurers’ liability, which can be difficult to predict, also contribute to uncertainties in estimating reserves for A&E liabilities.

The failure to accurately assess underwriting risk and establish adequate premium rates could reduce our net income or generate a net loss.

Our success depends on our ability to accurately assess the risks associated with the businesses on which the risk is retained. If we fail to accurately assess the risks we retain, we may fail to establish adequate premium rates to cover our losses and LAE. This could reduce our net income and even result in a net loss.

In addition, losses may arise from events or exposures that are not anticipated when the coverage is priced. An example of an unanticipated event is the terrorist attacks on September 11, 2001. Neither the magnitude of loss on a single line of business nor the combined impact on several lines of business from an act of terrorism on such a large scale was contemplated when we priced our coverages. In addition to unanticipated events, we also face the unanticipated expansion of our exposures, particularly in long-tail liability lines. An example of this is the ongoing expansion of the scope of insurers’ legal liability within the mass tort arena, particularly for A&E exposures discussed above.

Decreases in pricing for property and casualty reinsurance and insurance could reduce our net income.

The worldwide reinsurance and insurance businesses are highly competitive, yet cyclical by product and market. These cycles, as well as other factors that influence aggregate supply and demand for property and casualty insurance and reinsurance products, are outside of our control. The supply of (re)insurance is driven by prevailing prices and levels of capacity that may fluctuate in response to large catastrophic losses and investment returns being realized in the insurance industry. Demand for (re)insurance is influenced by underwriting results of insurers and insureds, including catastrophe losses, and prevailing general economic conditions. If any of these factors were to result in a decline in the demand for (re)insurance or an overall increase in (re)insurance capacity, our net income could decrease.

In 2004 and 2005, market conditions weakened following hard market conditions that had developed from 2000 through 2003. Pricing for most property and casualty classes declined modestly. Competition increased modestly as well, in part due to the relative profitability achieved by many reinsurers from 2002 through 2004, the attendant buildup of capital by these participants and growing pressures to effectively redeploy this capital. However, this profitability and capital buildup varied significantly by market participant, reflecting the fact that the industry was impacted by significant catastrophe losses in the second half of 2004, generally weak investment market conditions, and ongoing adverse loss development. All of these factors depressed the industry’s aggregate financial performance and perceptions of individual insurer’s financial strength during this period.

For the insurance industry, 2005 was a year of unprecedented catastrophe losses in terms of both frequency and severity which negatively impacted the financial results of a broad number of (re)insurance market participants. We believe that the scope and scale of industry losses have helped to stabilize the weakening that was taking place in many sectors and will lead to generally improving market conditions during 2006 albeit variable by product and market. For the property catastrophe and retrocession lines, we expect that demand and pricing will likely increase the most as companies reassess their risk management approach and rating agencies raise the required capital levels for many industry participants. We believe that price increases for these two lines will be most pronounced in peak catastrophe zones, such as the southeastern U.S. For remaining property lines there will likely be modest rate increases, while the casualty markets have generally steadied and are expected to stabilize at adequate pricing levels in 2006 for both insurance and reinsurance.

However, beyond 2006, it is possible that market conditions could weaken again. In that regard, the capital strength of industry participants, as supplemented by new capital raised, by both existing industry participants and new opportunistic market entrants, could be perceived as sufficient to support the industry’s aggregate exposures without requiring significant price increases or any fundamental changes in the pricing of industry products. This development could have a material and adverse effect on our future prospects for growth and profitability. Further discussion of competitive issues can be found in ITEM 1, “Business – Competition”.

If rating agencies downgrade the ratings of our insurance subsidiaries, future prospects for growth and profitability could be significantly and adversely affected.

Our active insurance company subsidiaries currently hold financial strength ratings assigned by third-party rating agencies which assess and rate the claims paying ability and financial strength of insurers and reinsurers. Our active subsidiaries carry an “A+ (“Superior”)” rating from A.M. Best. Everest Re, Bermuda Re and Everest National hold an “AA– (“Very Strong”)” rating from Standard & Poor’s. Everest Re and Bermuda Re hold an “Aa3 (“Excellent”)” rating from Moody’s. Financial strength ratings are used by client companies and agents and brokers that place the business as an important means of assessing the financial strength and quality of reinsurers. A downgrade or withdrawal of any of these ratings might adversely affect our ability to market our insurance products and could have a material and adverse effect on future prospects for growth and profitability.

During the last five years, no active subsidiary of ours has experienced a financial strength rating downgrade. However, we cannot assure that a downgrade will not occur in the future if we do not continue to meet the evolving criteria expected of our current rating. In that regard, several of the rating agencies are in the process of modifying their approaches to evaluating catastrophic risk relative to their capital and risk management requirements. Therefore, we cannot predict the outcome of this reassessment or its potential impact upon our ratings.

Consistent with market practice, much of our treaty reinsurance business allows the ceding company to terminate the contract or seek collateralization of our obligations in the event of a rating downgrade below a certain threshold. The termination provision would generally be triggered only if a rating fell below A.M. Best’s A- rating level, which is three levels below Everest Re’s current rating of A+. To a lesser extent, Everest Re also has modest exposure to reinsurance contracts that contain provisions for obligatory funding of outstanding liabilities in the event of a rating agency downgrade. That provision would also generally be triggered only if Everest Re’s rating fell below A.M. Best’s A- rating level.

The failure of our insureds, intermediaries and reinsurers to satisfy their obligations could reduce our net income.

In accordance with industry practice, we have uncollateralized receivables from insureds, agents and brokers and/or rely on agents and brokers to process our payments. We may not be able to collect amounts due from insureds, agents and brokers resulting in a reduction to net income.

We are also subject to the credit risk of reinsurers in connection with retrocessional arrangements because the transfer of risk to a reinsurer does not relieve us of our liability to the insured. In addition, reinsurers may be unwilling to pay us even though they are able to do so. The failure of one or more of our reinsurers to honor their obligations to us in a timely fashion would impact our cash flow and reduce our net income and could cause us to incur a significant loss.

If we are unable or choose not to purchase reinsurance and transfer risk to reinsurers, our net income could be reduced or we could incur a net loss in the event of unusual loss experience.

We are generally less reliant on the purchase of reinsurance than many of our competitors, in part because of our strategic emphasis on underwriting discipline and management of the cycles inherent in our business. We try to separate our risk taking process from our risk mitigation process in order to avoid developing too great a reliance on reinsurance. Thus, we generally evaluate, underwrite, select and price our products prior to consideration of reinsurance. However, our underwriters generally consider purchasing reinsurance with respect to specific insurance contracts or programs, and our senior management generally considers purchasing reinsurance with respect to potential accumulations of exposures across some or all of our operations, where reinsurance is deemed prudent from a risk mitigation perspective or is expected to have a positive cost/benefit relationship. Because we generally purchase reinsurance only when we expect a net benefit, the percentage of business that we reinsure, as indicated below, varies considerably from year to year, depending on our view of the relationship between cost and expected benefit for the contract period.

	2005	2004	2003	2002	2001
Percentage of ceded written premiums to gross written premiums	3.3%	3.7%	5.6%	7.3%	16.8%

Changes in the availability and cost of reinsurance, which are subject to market conditions that are outside of our control, have thus reduced to some extent our ability to use reinsurance to tailor the risks we assume on a contract or program basis or to mitigate or balance exposures across our reinsurance operations. Because we have reduced our level of reinsurance purchases in recent years, our net income could be reduced following a large unreinsured event or adverse overall experience.

Our industry is highly competitive and we may not be able to compete successfully in the future.

Our industry is highly competitive and subject to pricing cycles that can be particularly pronounced. We compete globally in the U.S., Bermuda and international reinsurance and insurance markets with numerous competitors. Our competitors include independent reinsurance and insurance companies, subsidiaries or affiliates of established worldwide insurance companies, reinsurance departments of certain insurance companies and domestic and international underwriting operations, including underwriting syndicates at Lloyd’s.

According to Standard & Poor’s, we rank among the top ten global reinsurance groups where 80% of the market share is concentrated. The top twenty groups in our industry represent 95% of the market’s revenues. The leaders in this market are Munich Re, Swiss Re (including Employers Re), Berkshire Hathaway, Hannover Re, and syndicates at Lloyd’s. Relative to us, some of these competitors have greater financial resources than we do and have established long-term and continuing business relationships throughout the industry, which can be a significant competitive advantage. In addition, the lack of strong barriers to entry into the reinsurance business and the potential for securitization of reinsurance and insurance risks through capital markets provide additional sources of potential reinsurance and insurance capacity and competition. We may not be able to compete successfully in the future should there be a significant change to the competitive landscape of our market.

We are dependent on our key personnel.

Our success has been, and will continue to be, dependent on the ability to retain the services of existing key executive officers and to attract and retain additional qualified personnel in the future. The loss of the services of any key executive officer or the inability to hire and retain other highly qualified personnel in the future could adversely affect our ability to conduct business. Generally, we consider key executive officers to be those individuals who have the greatest influence in setting overall policy and controlling operations: Chairman and Chief Executive Officer, Joseph V. Taranto (age 57), President and Chief Operating Officer, Thomas J. Gallagher (age 57), and Executive Vice President and Chief Financial Officer, Stephen L. Limauro (age 54). Of those three officers, we only have an employment contract with Mr. Taranto. That contract has been previously filed with the SEC and was most recently amended on August 31, 2005 to extend Mr. Taranto’s term of employment from March 31, 2006 until March 31, 2008. We are not aware that any of the above three officers are planning to leave Group or retire in the near future. We do not maintain any key employee insurance on any of our employees.

Special considerations apply to our Bermuda operations. Under Bermuda law, non-Bermudians, other than spouses of Bermudians and individuals holding permanent resident certificates, are not permitted to engage in any gainful occupation in Bermuda without a work permit issued by the Bermuda government. A work permit is only granted or extended if the employer can show that, after a proper public advertisement, no Bermudian, spouse of a Bermudian or individual holding a permanent resident certificate is available who meets the minimum standards for the position. The Bermuda government places a six-year term limit on individuals with work permits, subject to specified exemptions for persons deemed to be key employees of businesses with a significant physical presence in Bermuda. Currently, all seven of our Bermuda-based professional employees who require work permits have been granted permits by the Bermuda government that expire at various times between March 2006 and December 2008. This includes Mark de Saram, the chief executive officer of our Bermuda reinsurance operation. In the event his work permit were not renewed, we could lose his services, thereby adversely affecting our ability to conduct our business in Bermuda until we were able to replace him with an individual in Bermuda who did not require a work permit or who was granted the permit.

Our investment values and investment income could decline as they are exposed to interest rate, credit, and market risks.

A significant portion of our investment portfolio consists of fixed income securities and smaller portions consist of equity securities and other investments. Both the fair market value of our invested assets and associated investment income fluctuate depending on general economic and market conditions. For example, the fair market value of our predominant fixed income portfolio generally increases or decreases in an inverse relationship with fluctuations in interest rates. The fair market value of its fixed income securities can also decrease as a result of any downturn in the business cycle that causes the credit quality of those securities to deteriorate. The net investment income that we realize from future investments in fixed income securities will generally increase or decrease with interest rates.

Interest rate fluctuations also can cause net investment income from fixed income investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, to differ from the income anticipated from those securities at the time of purchase. In addition, if issuers of individual investments are unable to meet their obligations, investment income will be reduced and realized capital losses may arise.

Because all of our fixed income securities are classified as available for sale, temporary changes in the market value of these investments as well as equities are reflected as changes to our shareholders’ equity. As a result, a decline in the value of the securities in our portfolio could reduce our capital or cause us to incur a loss.

We have invested a growing portion of our investment portfolio in common stock or equity-related securities. The value of these assets fluctuate with equity markets. In times of economic weakness, the market value and liquidity of these assets may decline, and may negatively impact net income and capital. We also invest in non-traditional investments which have different risk characteristics than traditional fixed income and equity securities. These alternative investments are comprised primarily of private equity limited partnerships. The changes in value and investment income/(loss) for these partnerships are more volatile than over-the-counter securities.

The following table quantifies the portion of our investment portfolio that consists of fixed income securities, equity securities and investments that carry prepayment risk.

(Dollars in thousands) Type of Security	As of December 31, 2005	% of Total
Fixed income:
Mortgage-backed securities	$1,527,199	11.8%
Other asset-backed	367,861	2.8%

Total asset-backed	1,895,060	14.6%
Other fixed income	8,147,074	62.8%

Total fixed income	10,042,134	77.4%
Equity securities	1,090,825	8.4%
Other invested assets	286,812	2.2%
Cash and short-term investments	1,551,026	12.0%

Total Investments and Cash	$12,970,797	100.0%

Further discussion of market-sensitive instruments can be found in ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Sensitive Instruments”.

We may experience foreign currency exchange losses that reduce our net income and capital levels.

Through our Bermuda and international operations, we conduct business in a variety of foreign (non-U.S.) currencies, principally the Euro, the British pound, the Canadian dollar, and the Singapore dollar. Assets, liabilities, revenues and expenses denominated in foreign currencies are exposed to changes in currency exchange rates. Our functional currency is the U.S. dollar, and exchange rate fluctuations relative to the U.S.

dollar may materially impact our results and financial position. In 2005, we wrote approximately 25.5% of our reinsurance coverages in non-U.S. currencies; as of December 31, 2005, we maintained approximately 10.9% of our investment portfolio in investments denominated in non-U.S. currencies. During 2005, 2004, 2003, the impact on our quarterly pre-tax net income from exchange rate fluctuations ranged from a loss of $3.9 million to a gain of $7.8 million. Further discussion of foreign currency rate risk can be found in ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Sensitive Instruments”.

RISKS RELATING TO REGULATION

Insurance laws and regulations restrict our ability to operate and any failure to comply with those laws and regulations could have a material adverse effect on our business.

We are subject to extensive and increasing regulation under U.S., state and foreign insurance laws. These laws limit the amount of dividends that can be paid to us by our operating subsidiaries, impose restrictions on the amount and type of investments that we can hold, prescribe solvency, accounting and internal control standards that must be met and maintained and require us to maintain reserves. These laws also require disclosure of material intercompany transactions and require prior approval of “extraordinary” transactions. Such “extraordinary” transactions include declaring dividends from operating subsidiaries that exceed statutory thresholds. These laws also generally require approval of changes of control of insurance companies. The application of these laws could affect our liquidity and ability to pay dividends, interest and other payments on securities, as applicable, and could restrict the ability to expand business operations through acquisitions of new insurance subsidiaries. In addition, we may not have or maintain all required licenses and approvals or fully comply with the wide variety of applicable laws and regulations or the relevant authority’s interpretation of the laws and regulations. If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, the insurance regulatory authorities could preclude or temporarily suspend us from carrying on some or all of our activities or monetarily penalize us. These types of actions could have a material adverse effect on our business. To date, no material fine, penalty or restriction has been imposed on us for failure to comply with any insurance law or regulation.

Current legal and regulatory activities related to the insurance industry, including investigations into contingent commission arrangements and certain finite risk or non-traditional products could affect our business and the industry.

The insurance industry has experienced uncertainty and negative publicity as a result of current litigation, investigations, and regulatory activity by various insurance, governmental, and enforcement authorities, including the SEC, with regard to certain practices within the insurance industry. These practices include the payment of contingent commissions by insurance companies to insurance brokers and agents, the solicitation and provision of fictitious or inflated quotes, and the accounting treatment for finite reinsurance or other non-traditional, loss mitigation insurance and reinsurance products.

At this time, it appears the effects of these investigations will have more of an impact on specific companies being investigated rather than the industry as a whole, with greater transparency and financial reporting disclosures being required for the entire industry in these areas; however, the future impact, if any, on our operation, net income or financial condition can not be determined at this time.

RISKS RELATING TO GROUP’S SECURITIES

Because of our holding company structure, our ability to pay dividends, interest and principal is dependent on our receipt of dividends, loan payments and other funds from our subsidiaries.

Group and Holdings are holding companies, each of whose most significant assets consists of the stock of their operating subsidiaries. As a result, each of Group’s and Holdings’ ability to pay dividends, interest or other payments on its securities in the future will depend on the earnings and cash flows of the operating subsidiaries and the ability of the subsidiaries to pay dividends or to advance or repay funds to it. This ability is subject to general economic, financial, competitive, regulatory and other factors beyond our control. Payment of dividends and advances and repayments from some of the operating subsidiaries are regulated by U.S., state and foreign insurance laws and regulatory restrictions, including minimum solvency and liquidity thresholds. Accordingly, the operating subsidiaries may not be able to pay dividends or advance or repay funds to us and Holdings in the future, which could prevent us from paying dividends, interest or other payments on our securities.

Provisions in Group’s bye-laws could have an anti-takeover effect, which could diminish the value of its common shares.

Group’s bye-laws contain provisions that may entrench directors and make it more difficult for shareholders to replace directors even if the shareholders consider it beneficial to do so. In addition, these provisions could delay or prevent a change of control that a shareholder might consider favorable. The effect of these provisions could be to prevent a shareholder from receiving the benefit from any premium over the market price of our common shares offered by a bidder in a potential takeover. Even in the absence of an attempt to effect a change in management or a takeover attempt, these provisions may adversely affect the prevailing market price of our common shares if they are viewed as discouraging takeover attempts in the future.

For example, Group’s bye-laws contain the following provisions that could have an anti-takeover effect:

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

i) any person that is not an investment company beneficially owning more than 5.0% of any class of the issued and outstanding share capital of Group,

ii) any person holding controlled shares in excess of 9.9% of any class of the issued and outstanding share capital of Group, or

iii) any adverse tax, regulatory or legal consequences to Group, any of its subsidiaries or any of its shareholders;

•	Group also has the option to redeem or purchase all or part of a shareholder’s common shares to the extent the board of directors determines it is necessary or advisable to avoid or cure any adverse or potential adverse consequences if:

i) any person that is not an investment company beneficially owns more than 5.0% of any class of the issued and outstanding share capital of Group,

ii) any person holds controlled shares in excess of 9.9% of any class of the issued and outstanding share capital of Group, or

iii) share ownership by any person may result in adverse tax, regulatory or legal consequences to Group, any of its subsidiaries or any other shareholder.

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

Before a person can acquire control of a U.S. insurance company, prior written approval must be obtained from the insurance commissioner of the state where that insurance company is domiciled. Prior to granting approval of an application to acquire control of a domestic insurance company, a state insurance commissioner will consider such factors as the financial strength of the applicant, the integrity and competence of the applicant’s board of directors and executive officers, the acquiror’s plans for changes to the insurance company’s board of directors and executive officers, the acquiror’s plans for the future operations of the insurance company and any anti-competitive results that may arise from the consummation of the acquisition of control. Because any person who acquired control of Group would thereby acquire indirect control of its insurance company subsidiaries in the U.S., the insurance change of control laws of Delaware, California and Georgia would apply to such a transaction. This could have the effect of delaying or even preventing such a change of control.

Investors in Group may have more difficulty in protecting their interests than investors in a U.S. corporation.

The Companies Act 1981 of Bermuda (the “Companies Act”), differs in material respects from the laws applicable to U.S. corporations and their shareholders. The following is a summary of material differences between the Companies Act, as modified in some instances by provisions of Group’s bye-laws, and Delaware corporate law that could make it more difficult for investors in Group to protect their interests than investors in a U.S. corporation. Because the following statements are summaries, they do not address all aspects of Bermuda law that may be relevant to Group and its shareholders.

Alternate Directors.    Group’s bye-laws provide, as permitted by Bermuda law, that each director may appoint an alternate director, who shall have the power to attend and vote at any meeting of the board of directors or committee at which that director is not personally present and to sign written consents in place of that director. Delaware law does not provide for alternate directors.

Committees of the Board of Directors.    Group’s bye-laws provide, as permitted by Bermuda law, that the board of directors may delegate any of its powers to committees that the board appoints, and those committees may consist partly or entirely of non-directors. Delaware law allows the board of directors of a corporation to delegate many of its powers to committees, but those committees may consist only of directors.

Interested Directors.    Bermuda law and Group’s bye-laws provide that if a director has a personal interest in a transaction to which the company is also a party and if the director discloses the nature of this personal interest at the first opportunity, either at a meeting of directors or in writing to the directors, then the company will not be able to declare the transaction void solely due to the existence of that personal interest and the director will not be liable to the company for any profit realized from the transaction. In addition, after a director has made the declaration of interest referred to above, he or she is allowed to be counted for purposes of determining whether a quorum is present and to vote on a transaction in which he or she has an interest, unless disqualified from doing so by the chairman of the relevant board meeting. Under Delaware law, an interested director could be held liable for a transaction in which that director derived an improper personal benefit. Additionally, under Delaware law, a corporation may be able to declare a transaction with an interested director to be void unless one of the following conditions is fulfilled:

•	the material facts as to the interested director’s relationship or interests are disclosed or are known to the board of directors and the board in good faith authorizes the transaction by the affirmative vote of a majority of the disinterested directors,

•	the material facts are disclosed or are known to the shareholders entitled to vote on the transaction and the transaction is specifically approved in good faith by the holders of a majority of the voting shares; or

•	the transaction is fair to the corporation as of the time it is authorized, approved or ratified.

Transactions with Significant Shareholders.    As a Bermuda company, Group may enter into business transactions with its significant shareholders, including asset sales, in which a significant shareholder receives, or could receive, a financial benefit that is greater than that received, or to be received, by other shareholders with prior approval from Group’s board of directors but without obtaining prior approval from the shareholders. In the case of an amalgamation, in which two or more companies join together and continue as a single company, a resolution of shareholders approved by a majority of at least 75% of the votes cast is required in addition to the approval of the board of directors, except in the case of an amalgamation with and between wholly-owned subsidiaries. If Group was a Delaware corporation, any business combination with an interested shareholder (which, for this purpose, would include mergers and asset sales of greater than 10% of Group’s assets that would otherwise be considered transactions in the ordinary course of business) within a period of three years from the time the person became an interested shareholder would require prior approval from shareholders holding at least 66 2/3% of Group’s outstanding common shares not owned by the interested shareholder, unless the transaction qualified for one of the exemptions in the relevant Delaware statute or Group opted out of the statute. For purposes of the Delaware statute, an “interested shareholder” is generally defined as a person who together with that person’s affiliates and associates owns, or within the previous three years did own, 15% or more of a corporation’s outstanding voting shares.

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

Inspection of Corporate Records.    Members of the general public have the right to inspect the public documents of Group available at the office of the Registrar of Companies and Group’s registered office, both in Bermuda. These documents include the memorandum of association, which describes Group’s permitted purposes and powers, any amendments to the memorandum of association and documents relating to any increase or reduction in Group’s authorized share capital. Shareholders of Group have the additional right to inspect Group’s bye-laws, minutes of general meetings of shareholders and audited financial statements that must be presented to the annual general meeting of shareholders. The register of shareholders of Group also is open to inspection by shareholders without charge, and to members of the public for a fee. Group is required to maintain its share register at its registered office in Bermuda. Group also maintains a branch register in the offices of its transfer agent in the U.S., which is open for public inspection as required under the Companies Act. Group is required to keep at its registered office a register of its directors and officers that is open for inspection by members of the public without charge. However, Bermuda law does not provide a general right for shareholders to inspect or obtain copies of any other corporate records. Under Delaware law, any shareholder may inspect or obtain copies of a corporation’s shareholder list and its other books and records for any purpose reasonably related to that person’s interest as a shareholder.

Shareholder’s Suits.   The rights of shareholders under Bermuda law are not as extensive as the rights of shareholders under legislation or judicial precedent in many U.S. jurisdictions. Class actions and derivative actions are generally not available to shareholders under the laws of Bermuda. However, the Bermuda courts ordinarily would be expected to follow English case law precedent, which would permit a shareholder to bring an action in the name of Group to remedy a wrong done to Group where the act complained of is alleged to be beyond the corporate power of Group or illegal or would result in the violation of Group’s memorandum of association or bye-laws. Furthermore, the court would give consideration to acts that are alleged to constitute a fraud against the minority shareholders or where an act requires the approval of a greater percentage of Group’s shareholders than actually approved it. The winning party in an action of this type generally would be able to recover a portion of attorneys’ fees incurred in connection with the action. Under Delaware law, class actions and derivative actions generally are available to stockholders for breach of fiduciary duty, corporate waste and actions not taken in accordance with applicable law. In these types of actions, the court has discretion to permit the winning party to recover its attorneys’ fees.

Limitation of Liability of Directors and Officers.    Group’s bye-laws provide that Group and its shareholders waive all claims or rights of action that they might have, individually or in the right of the Company, against any director or officer for any act or failure to act in the performance of that director’s or officer’s duties. However, this waiver does not apply to claims or rights of action that arise out of fraud or dishonesty. This waiver may have the effect of barring claims arising under U.S. federal securities laws. Under Delaware law, a corporation may include in its certificate of incorporation provisions limiting the personal liability of its directors to the corporation or its stockholders for monetary damages for many types of breach of fiduciary duty. However, these provisions may not limit liability for any breach of the duty of loyalty, acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law, the authorization of unlawful dividends, stock repurchases or stock redemptions, or any transaction from which a director derived an improper personal benefit. Moreover, these provisions would not be likely to bar claims arising under U.S. federal securities laws.

Indemnification of Directors and Officers.   Group’s bye-laws provide that Group shall indemnify its directors or officers to the full extent permitted by law against all actions, costs, charges, liabilities, loss, damage or expense incurred or suffered by them by reason of any act done, concurred in or omitted in the conduct of Group’s business or in the discharge of their duties. Under Bermuda law, this indemnification may not extend to any matter involving fraud or dishonesty of which a director or officer may be guilty in relation to the company, as determined in a final judgment or decree not subject to appeal. Under Delaware law, a corporation may indemnify a director or officer who becomes a party to an action, suit or proceeding because of his position as a director or officer if (1) the director or officer acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the corporation and (2) if the action or proceeding involves a criminal offense, the director or officer had no reasonable cause to believe his or her conduct was unlawful.

Enforcement of Civil Liabilities.   Group is organized under the laws of Bermuda. Some of our directors and officers may reside outside the U.S. A substantial portion of our assets are or may be located in jurisdictions outside the U.S. A person may not be able to effect service of process within the U.S. on directors and officers of Group and those experts who reside outside the U.S. A person also may not be able to recover against them or Group on judgments of U.S. courts or to obtain original judgments against them or Group in Bermuda courts, including judgments predicated upon civil liability provisions of the U.S. federal securities laws.

Dividends.    Bermuda law does not allow a company to declare or pay a dividend, or make a distribution out of contributed surplus, if there are reasonable grounds for believing that a company, after the payment is made, would be unable to pay its liabilities as they become due, or that the realizable value of a company’s assets would be less, as a result of the payment, than the aggregate of its liabilities and its issued share capital and share premium accounts. The share capital account represents the aggregate par value of a company’s issued shares, and the share premium account represents the aggregate amount paid for issued shares over and above their par value. Under Delaware law, subject to any restrictions contained in a company’s certificate of incorporation, a company may pay dividends out of the surplus or, if there is no surplus, out of net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Surplus is the amount by which the net assets of a corporation exceed its stated capital. Delaware law also provides that dividends may not be paid out of net profits at any time when stated capital is less than the capital represented by the outstanding stock of all classes having a preference upon the distribution of assets.

RISKS RELATING TO TAXATION

If U.S. tax law changes, our net income may be reduced.

In the last few years, some members of Congress have expressed concern about U.S. corporations that move their place of incorporation to low-tax jurisdictions. Also, some members of Congress have expressed concern over a competitive advantage that foreign-controlled insurers and reinsurers may have over U.S. controlled insurers and reinsurers due to the purchase of reinsurance by U.S. insurers from affiliates operating in some foreign jurisdictions, including Bermuda. Although the existing legislation that increases the U.S. tax burden on so-called “inverting” companies does not apply to us, we do not know whether any similar legislation disadvantageous to our Bermuda insurance subsidiaries will ever be enacted into law. If it was enacted, the U.S. tax burden on our Bermuda operations, or on some business ceded from our licensed U.S. insurance subsidiaries to some offshore reinsurers, could be increased. This could reduce our net income.

Group and/or Bermuda Re may be subject to U.S. corporate income tax, which would reduce our net income.

Bermuda Re.    The income of Bermuda Re is a significant portion of our worldwide income from operations. We have established guidelines for the conduct of our operations that are designed to ensure that Bermuda Re is not engaged in the conduct of a trade or business in the U.S. Based on its compliance with those guidelines, we believe that Bermuda Re should not be required to pay U.S. corporate income tax, other than withholding tax on U.S. source dividend income. However, if the Internal Revenue Service (“IRS”) successfully contended that Bermuda Re was engaged in a trade or business in the U.S., Bermuda Re would be required to pay U.S. corporate income tax on any income that is subject to the taxing jurisdiction of the U.S., and possibly the U.S. branch profits tax. Even if the IRS successfully contended that Bermuda Re was engaged in a U.S. trade or business, we believe that the U.S.-Bermuda tax treaty would preclude the IRS from taxing Bermuda Re’s income except to the extent that its income were attributable to a permanent establishment maintained by that subsidiary. We do not believe that Bermuda Re has a permanent establishment in the U.S. If the IRS successfully contended that Bermuda Re did have income attributable to a permanent establishment in the U.S., Bermuda Re would be subject to U.S. tax on that income.

Group.    We conduct our operations in a manner designed to minimize our U.S. tax exposure. Based on our compliance with guidelines designed to ensure that we generate only immaterial amounts, if any, of income that is subject to the taxing jurisdiction of the U.S., we believe that we should be required to pay only immaterial amounts, if any, of U.S. corporate income tax, other than withholding tax on U.S. source dividend income. However, if the IRS successfully contended that we had material amounts of income that is subject to the taxing jurisdiction of the U.S., we would be required to pay U.S. corporate income tax on that income, and possibly the U.S. branch profits tax. Prior to January 1, 2005, our principal executive offices were located in Barbados and, as a result, even if the IRS had successfully contended that we had material amounts of income that was subject to the taxing jurisdiction of the U.S., we believe that the U.S.-Barbados tax treaty would have precluded the IRS from taxing our income, except to the extent that our income was attributable to a permanent establishment maintained by us in the U.S. Since we moved our principal executive offices out of Barbados as of December 31, 2004 and since the United States and Barbados recently made effective a protocol to the U.S.-Barbados tax treaty that strengthens the limitation of benefits provisions of that treaty, the U.S.-Barbados tax treaty will no longer provide any protection to us. Nevertheless, we doe not believe that we have material amounts of income subject to the taxing jurisdiction of the U.S. If the IRS successfully contended, however, that we did have income subject to tax in the U.S., the imposition of tax on that income would reduce our net income.

If Bermuda Re became subject to U.S. income tax on its income or if we became subject to U.S. income tax, our income could also be subject to the U.S. branch profits tax. In that event, Group and Bermuda Re would be subject to taxation at a higher combined effective rate than if they were organized as U.S. corporations. The combined effect of the 35% U.S. corporate income tax rate and the 30% branch profits tax rate is a net tax rate of 54.5%. The imposition of these taxes would reduce our net income.

Group and/or Bermuda Re may become subject to Bermuda tax, which would reduce our net income.

Group and Bermuda Re currently are not subject to income or capital gains taxes in Bermuda. Both companies have received an assurance from the Bermuda Minister of Finance under The Exempted Undertakings Tax Protection Act 1966 of Bermuda to the effect that if any legislation is enacted in Bermuda that imposes any tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then that tax will not apply to us or to any of our operations or our shares, debentures or other obligations until March 28, 2016. This assurance does not prevent the application of any of those taxes to persons ordinarily resident in Bermuda and does not prevent the imposition of any tax payable in accordance with the provisions of The Land Tax Act 1967 of Bermuda or otherwise payable in relation to any land leased to Group or Bermuda Re. There are currently no procedures for extending these assurances. As a result, Group and Bermuda Re could be subject to taxes in Bermuda after March 28, 2016, which could reduce our net income.

Our net income will be reduced if U.S. excise and withholding taxes are increased.

Bermuda Re is subject to an excise tax on reinsurance and insurance premiums it collects with respect to risks located in the U.S. In addition, Bermuda Re may be subject to withholding tax on dividend income from U.S. sources. These taxes could increase and other taxes could be imposed in the future on Bermuda Re’s business, which could reduce our net income.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

Everest Re’s corporate offices are located in approximately 129,700 square feet of leased office space in Liberty Corner, New Jersey. Bermuda Re’s corporate offices are located in approximately 3,600 total square feet of leased office space in Hamilton, Bermuda. The Company’s other twelve locations occupy a total of approximately 74,500 square feet, all of which are leased. Management believes that the above-described office space is adequate for its current and anticipated needs.

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

In May 2005, Holdings received and responded to a subpoena from the SEC seeking information regarding certain loss mitigation insurance products. The Company has stated that Holdings will fully cooperate with this and any future inquiries and Holdings provided the requested information. Holdings does not believe that it has engaged in any improper business practices with respect to loss mitigation insurance products.

The Company’s insurance subsidiaries have also received and have responded to broadly distributed information requests by state regulators including among others, from Delaware and Georgia.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information
The common shares of Group trade on the New York Stock Exchange under the symbol, “RE”. Quarterly high and low market prices of the Company’s common shares in 2005 and 2004 were as follows:

	High	Low
First Quarter 2005:	$90.8000	$85.0100
Second Quarter 2005:	93.0000	82.2000
Third Quarter 2005:	100.0200	91.9400
Fourth Quarter 2005:	107.3400	90.0300
First Quarter 2004:	$88.7400	$82.5000
Second Quarter 2004:	89.8500	77.9200
Third Quarter 2004:	80.9600	69.9900
Fourth Quarter 2004:	90.1300	74.1100

Number of Holders of Common Shares
The number of record holders of common shares as of March 1, 2006 was 67. That number does not include the beneficial owners of shares held in “street” name or held through participants in depositories, such as The Depository Trust Company.

Dividend History and Restrictions
In 1995, the Board of Directors of the Company established a policy of declaring regular quarterly cash dividends and has paid a regular quarterly dividend in each quarter since the fourth quarter of 1995. The Company declared and paid its regular quarterly cash dividend of $0.11 per share for each quarter of 2005 and $0.10 per share for each quarter of 2004. A committee of the Company’s Board of Directors declared a dividend of $0.12 per share, payable on or before March 24, 2006 to shareholders of record on March 6, 2006.

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

Recent Sales of Unregistered Securities

None.

Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)

October 1 – 31	0	N/A	0	5,000,000

November 1 – 30	328	$ 100.32	0	5,000,000

December 1 – 31 (1)	0	N/A	0	5,000,000

Total	328	$ 100.32	0	5,000,000

(1) The 328 shares were redeemed as partial payment of the exercise price for options exercised in the quarter.
(2) On September 21, 2004, the Company’s board of directors approved an amended share repurchase program authorizing the Company and/or its subsidiary Holdings to purchase up to an aggregate of 5,000,000 of the Company’s common shares through open market transactions, privately negotiated transactions or both.

ITEM 6. Selected Financial Data

The following selected consolidated GAAP financial data of the Company as of and for the years ended December 31, 2005, 2004, 2003, 2002 and 2001 were derived from the consolidated financial statements of the Company, which were audited by PricewaterhouseCoopers LLP. The following financial data should be read in conjunction with the Consolidated Financial Statements and accompanying notes.

	Years Ended December 31,
(Dollars in millions, except per share amounts)	2005	2004	2003	2002	2001
Operating data:
Gross premiums written	$4,108.6	$4,704.1	$4,573.8	$2,846.5	$1,874.6
Net premiums written	3,972.0	4,531.5	4,315.4	2,637.6	1,560.1
Net premiums earned	3,963.1	4,425.1	3,737.9	2,273.7	1,467.5
Net investment income	522.8	495.9	402.6	350.7	340.4
Net realized capital gains (losses)	90.3	89.6	(38.0)	(50.0)	(22.3)
Losses and LAE incurred
(including catastrophes)	3,724.3	3,291.1	2,600.2	1,629.4	1,209.5
Total catastrophe losses (1)	1,403.9	390.0	35.0	30.0	213.7
Commission, brokerage, taxes and fees	914.8	975.2	863.9	551.8	396.8
Other underwriting expenses	123.5	107.1	94.6	69.9	58.9
Interest and fee expense	73.4	75.5	57.3	44.6	46.0
(Loss) income before taxes	(280.9)	559.7	491.2	262.0	90.3
Income tax (benefit) expense	(62.3)	64.9	65.2	30.7	(8.7)
Net (loss) income (2)	$(218.7)	$494.9	$426.0	$231.3	$99.0

Net (loss) income per basic share (3)	$(3.79)	$8.85	$7.89	$4.60	$2.14

Net (loss) income per diluted share (4)	$(3.79)	$8.71	$7.74	$4.52	$2.10

Dividends paid per share	$0.44	$0.40	$0.36	$0.32	$0.28

Certain GAAP financial ratios: (5)
Loss and LAE ratio	94.0%	74.4%	69.6%	71.7%	82.4%
Underwriting expense ratio	26.2%	24.4%	25.6%	27.3%	31.1%

Combined ratio (2)	120.2%	98.8%	95.2%	99.0%	113.5%

Balance sheet data (at end of period):
Total investments and cash	$12,970.8	$11,530.2	$9,321.3	$7,265.6	$5,783.5
Total assets	16,474.5	15,072.8	12,689.5	9,871.2	7,796.2
Loss and LAE reserves	9,126.7	7,836.3	6,361.2	4,905.6	4,278.3
Total debt	995.5	1,245.3	735.6	735.4	553.8
Total liabilities	12,334.8	11,360.2	9,524.6	7,502.5	6,075.6
Shareholders' equity	4,139.7	3,712.5	3,164.9	2,368.6	1,720.5
Book value per share (6)	64.04	66.09	56.84	46.55	37.19
______________

(1) Catastrophe losses are presented net of reinsurance and reinstatement premiums. A catastrophe is defined, for purposes of the Selected Consolidated Financial Data, as an event that causes a pre-tax loss on property exposures before reinsurance of at least $5.0 million before corporate level reinsurance and taxes. Effective in 2005, industrial risk losses have been excluded from catastrophe losses with prior periods adjusted for comparison purposes. Catastrophe reinsurance provides coverage for one event. When limits are exhausted, some contractual arrangements provide for the availability of additional coverage upon the payment of additional premium. This additional premium is referred to as reinstatement premium.
(2) Some amounts may not reconcile due to rounding.
(3) Based on weighted average basic shares outstanding of 57.6 million, 55.9 million, 54.0 million, 50.3 million and 46.2 million for 2005, 2004, 2003, 2002 and 2001, respectively.
(4) Based on weighted average diluted shares outstanding of 57.6 million, 56.8 million, 55.0 million, 51.1 million and 47.1 million for 2005, 2004, 2003, 2002 and 2001, respectively.
(5) Loss ratio is the GAAP losses and LAE incurred as a percentage of GAAP net premiums earned. Underwriting expense ratio is the GAAP commissions, brokerage, taxes, fees and general expenses as a percentage of GAAP net premiums earned. Combined ratio is the sum of the loss ratio and underwriting expense ratio.
(6) Based on 64.6 million, 56.2 million, 55.7 million, 50.9 million and 46.3 million shares outstanding for December 31, 2005, 2004, 2003, 2002 and 2001, respectively.

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

INDUSTRY CONDITIONS
The worldwide reinsurance and insurance businesses are highly competitive, yet cyclical by product and market. Competition in the types of reinsurance and insurance business that the Company underwrites is based on many factors, including the perceived overall financial strength of the reinsurer or insurer, ratings of the reinsurer or insurer by A.M. Best and/or S&P, underwriting expertise, the jurisdictions where the reinsurer or insurer is licensed or otherwise authorized, capacity and coverages offered, premiums charged, other terms and conditions of the reinsurance and insurance business offered, services offered, speed of claims payment and reputation and experience in lines written. These factors operate at the individual market participant level to varying degrees, as applicable to the specific participant’s circumstances. They also operate in aggregate across the reinsurance industry more generally, contributing, in combination with background economic conditions and variations in the reinsurance buying practices of insurance companies (by participant and in the aggregate), to cyclical movements in reinsurance rates, terms and conditions and ultimately reinsurance industry aggregate financial results.

The Company competes in the U.S., Bermuda and international reinsurance and insurance markets with numerous global competitors. The Company’s competitors include independent reinsurance and insurance companies, subsidiaries or affiliates of established worldwide insurance companies, reinsurance departments of certain insurance companies and domestic and international underwriting operations, including underwriting syndicates at Lloyd’s. Some of these competitors have greater financial resources than the Company and have established long-term and continuing business relationships throughout the industry, which can be a significant competitive advantage. In addition, the lack of strong barriers to entry into the reinsurance business and the potential for securitization of reinsurance and insurance risks through capital markets provide additional sources of potential reinsurance and insurance capacity and competition.

In 2004 and 2005, market conditions weakened following hard market conditions that had developed from 2000 through 2003. Pricing for most property and casualty classes declined modestly. Competition increased modestly as well, in part due to the relative profitability achieved by many reinsurers from 2002 through 2004, the attendant buildup of capital by these participants and growing pressures to effectively redeploy this capital. However, this profitability and capital buildup varied significantly by market participant, reflecting the fact that the industry was impacted by significant catastrophe losses in the second half of 2004, generally weak investment market conditions and ongoing adverse loss development. All of these factors depressed the industry’s aggregate financial performance and perceptions of individual insurer’s financial strength during the period.

For the insurance industry, 2005 was a year of unprecedented catastrophe losses in terms of both frequency and severity, which negatively impacted the financial results of a broad number of (re)insurance market participants. The Company believes that the scope and scale of industry losses have helped to stabilize the weakening that was taking place in many sectors and will lead to generally improving market conditions during 2006 that are likely to vary by product and market. For the property catastrophe and retrocession lines, the Company expects that demand and pricing will increase the most as companies reassess their risk management approach and rating agencies raise the required capital levels for many industry participants. The Company believes that price increases for these two lines will be most pronounced in peak catastrophe zones, such as the southeastern U.S. For remaining property lines, there will likely be modest rate increases, while the casualty markets have generally steadied and are expected to stabilize at adequate pricing levels in 2006 for both insurance and reinsurance.

The Company notes that it continues to see opportunities for profitable writings in a variety of classes and lines owing mainly to the general adequacy of underlying pricing. However, the Company continues to examine its view of price adequacy for property lines in light of 2005‘s unprecedented catastrophe experience from both a frequency and severity perspective. This reexamination is focused on several key factors including the magnitude and character of catastrophe exposures, the level of required capital to support the Company’s businesses from both the Company’s and rating agencies’ perspectives and the actual and potential volatility and variability of results, by product, business class and business unit, including with respect to the reliability of underlying statistical and modeling techniques.

FINANCIAL SUMMARY
The Company’s management monitors and evaluates overall Company performance based upon financial results. The following table displays a summary of the consolidated net (loss) income, ratios and shareholders’ equity for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2005	2004	2003
Gross written premiums	$4,108,562	$4,704,135	$4,573,802
Net written premiums	3,972,041	4,531,488	4,315,389
REVENUES:
Premiums earned	$3,963,093	$4,425,082	$3,737,851
Net investment income	522,833	495,908	402,610
Net realized capital gains (losses)	90,284	89,614	(38,026)
Net derivative (expense) income	(2,638)	(2,660)	5,851
Other (expense) income	(18,473)	741	(1,033)

Total revenues	4,555,099	5,008,685	4,107,253

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	3,724,317	3,291,139	2,600,196
Commission, brokerage, taxes and fees	914,847	975,176	863,933
Other underwriting expenses	123,462	107,120	94,623
Interest expense	73,394	75,539	57,288

Total claims and expenses	4,836,020	4,448,974	3,616,040

(LOSS) INCOME BEFORE TAXES	(280,921)	559,711	491,213
Income tax (benefit) expense	(62,254)	64,853	65,185

NET (LOSS) INCOME	$(218,667)	$494,858	$426,028

RATIOS:
Loss Ratios	94.0%	74.4%	69.6%
Commission and brokerage ratio	23.1%	22.0%	23.1%
Other underwriting expense ratios	3.1%	2.4%	2.5%

Combined ratio	120.2%	98.8%	95.2%

Shareholders' equity	$4,139.7	$3,712.5	$3,164.9

Overall, the Company was disappointed with its 2005 results. The Company generated a net loss of $218.7 million in 2005, which was $713.5 million less than 2004‘s net income of $494.9 million. This $713.5 million deterioration was principally driven by $1.1 billion of higher pre-tax catastrophe losses tempered somewhat by improved non-catastrophe prior year reserve development, which improved by $275.8 million to a total net favorable development of $26.4 million. The Company incurred $1.5 billion of pre-tax catastrophe losses in 2005 driven extensively by Hurricanes Katrina, Rita and Wilma. These three devastating events resulted in the worst catastrophe loss year in history for both the insurance industry and the Company.

Catastrophe risk is a fundamental risk element to which the Company is exposed. Its risk management framework considers such exposures carefully. As a consequence of the 2005 catastrophe experience, the

Company continues to re-examine and adjust its comprehensive framework of risk assessment, accumulation monitoring and risk mitigation seeking balance between risk versus reward in the context of changing market conditions.

Meanwhile, the Company is extremely well positioned to respond to generally improving market conditions in 2006 in the aftermath of unprecedented catastrophe losses in late 2005. First, the Company’s non-catastrophe operating fundamentals remain very strong. Second, the Company’s capital base is as strong as it has ever been having been recently bolstered by proceeds from secondary offerings. Third, the Company’s broad, diversified global franchise and low-cost operating platform provide a wide spectrum of business opportunities in a variety of product classes and markets. Lastly, the discipline with which the Company approaches its business remains intact causing it to look opportunistically at improving market conditions while providing its underwriters with the flexibility to decline business that does not meet its objectives regarding underwriting profitability.

Revenues.    Gross written premiums decreased 12.7% to $4.1 billion in 2005 from $4.7 billion in 2004 reflecting the Company’s disciplined response to modest market softening in most sectors, particularly earlier in the year. The Company adapted its operations to slow its growth and even decrease writings for some classes of business and reemphasize its focus on profitability as opposed to volume. The classes most affected by these actions were workers’ compensation insurance, individual risk (re)insurance, medical stop loss reinsurance, UK motor business reinsurance and select U.S. casualty reinsurance classes. As a result, the U.S. Insurance segment decreased 20.2% due to declines in its predominant workers’ compensation book, while the reinsurance segments declined 10.2% in the aggregate.

Net written premiums and net earned premiums declined 12.3% and 10.4%, respectively, to $4.0 billion in 2005 compared to 2004, consistent with the decrease in gross written premiums.

Net investment income was $522.8 million in 2005, an increase of 5.4% compared with 2004 reflecting growth in invested assets, partially offset by lower investment portfolio yields from the Company’s fixed maturities and lower returns from the Company’s equity investments in limited partnerships. The Company’s invested asset base at year-end 2005 was $13.0 billion, up $1.4 billion over prior year mainly driven by $1.1 billion of cash flow from operations and $758.3 million of common equity offering net proceeds, partially offset by $250.0 million of senior debt repayment during the period. Cash flows, which have been trending down over the past two years due to increased catastrophe losses and reduced premiums written, remain strong and are reflective of strong operating fundamentals. The embedded investment portfolio yields in 2005 were 4.5% pre-tax and 3.9% after-tax, down from 4.7% and 4.1%, respectively, in 2004, reflective of the Company’s elevated short-term investment holdings, which had the effect of reducing the Company’s asset duration and lessening the fixed income portfolio susceptibility to rising interest rates in the future.

Net realized capital gains were $90.3 million in 2005 driven by gains on the sale of the Company’s interest only strips investment portfolio and other portfolio management activities in response to interest rate and credit market movements. Other expenses increased by $19.2 million in 2005 driven primarily by foreign exchange losses.

Expenses.    Incurred losses and LAE for 2005 were $3.7 billion, an increase of $0.4 billion over 2004, principally related to $1.1 billion higher level of catastrophe losses, partially offset by a $0.4 billion decrease in non-catastrophe prior period reserve adjustments and lower earned premiums. The Company’s non-catastrophe incurred losses were down 10.5% in 2005, which is broadly in line with the 10.4% decline in net earned premiums, reflective of generally stable business trends. The Company’s 2005 incurred losses benefited from $26.4 million of favorable prior period reserve adjustments in 2005 comprised of $226.3 million of favorable reserve development on non-catastrophe, non-A&E reserves principally related to property business classes, partially offset by catastrophe reserve development of $118.5 million, mostly from 2004 Florida hurricane events and A&E development of $81.4 million, mostly related to settlement activity with respect to asbestos exposures.

Commission, brokerage and tax expenses for 2005 were $914.8 million, a decrease of $60.3 million compared to 2004, principally reflecting decreases in premium volume and changes in business mix. However, the Company’s commission expense ratio increased by 1.1 points primarily due to an increase in contingent commissions and premium based taxes. Other underwriting expenses for 2005 were $123.5 million, a $16.3 million increase principally reflective of the continued build-out of the U.S. Insurance platform.

The Company generated an income tax benefit of $62.3 million in 2005 equating to an effective tax rate of 22.2% applied to its pre-tax loss of $280.9 million for the year. This elevated effective tax rate reflected the impact of the year’s catastrophe losses on U.S. operations, producing a significant tax loss, partly mitigated by continued profitable operations in the United Kingdom.

The Company generated a net loss of $218.7 million in 2005 compared to net income of $494.8 million in 2004. This $713.5 million deterioration in 2005 was principally driven by $1.1 billion of higher catastrophe losses tempered somewhat by improved non-catastrophe prior year reserve development of $0.4 billion.

The Company’s shareholders’ equity increased by $0.4 billion to $4.1 billion at year-end 2005 driven by $758.7 million of equity offering proceeds, partially offset by the $218.7 million net loss for the period and a $77.8 million reduction in net unrealized appreciation on investments, principally related to fixed-income securities affected by modestly rising interest rates.

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

These segments are managed in a carefully coordinated fashion with strong elements of central control, with respect to pricing, risk management, monitoring aggregate exposures to catastrophic events, capital, investments and support operations. Management generally monitors and evaluates the financial performance of these operating segments based upon their underwriting results. Underwriting results include earned premium less losses and LAE incurred, commission and brokerage expenses and other underwriting expenses and are analyzed using ratios, in particular loss, commission and brokerage and other underwriting expense ratios, which, respectively, divide incurred losses, commissions and brokerage and other underwriting expenses by earned premium. The Company utilizes inter-affiliate reinsurance but such reinsurance generally does not impact segment results, as business is generally reported within the segment in which the business was first produced. For selected financial information regarding these segments, see Note 18 of Notes to Consolidated Financial Statements.

Effective January 1, 2004, Everest Re sold its United Kingdom branch to Bermuda Re. Business for this branch was previously included in the International segment and is now included in the Bermuda segment. Due to the sale and in accordance with FAS 131, the Company restated the International and Bermuda segments for the year ended December 31, 2003 to conform to December 31, 2005 and 2004 segment reporting.

In 2003, Everest National, another subsidiary of the Company, opened a regional office in California to better serve its western U.S. insurance business. The business produced through this additional office is included in the U.S. Insurance operation.

The following tables present the relevant underwriting results for the operating segments for the three years ended December 31, 2005, 2004 and 2003:

U.S. Reinsurance
(Dollars in thousands)	2005	2004	2003
Gross written premiums	$1,386,168	$1,478,159	$1,752,302
Net written premiums	1,383,690	1,468,466	1,687,333
Premiums earned	$1,396,133	$1,473,545	$1,423,841
Incurred losses and loss adjustment expenses	1,479,560	1,168,563	1,059,087
Commission and brokerage	358,101	373,581	350,641
Other underwriting expenses	23,981	23,390	21,670

Underwriting loss	$(465,509)	$(91,989)	$(7,557)

U.S. Insurance
(Dollars in thousands)	2005	2004	2003
Gross written premiums	$932,469	$1,167,808	$1,069,527
Net written premiums	815,316	1,019,716	923,147
Premiums earned	$823,015	$937,576	$823,601
Incurred losses and loss adjustment expenses	530,781	658,777	605,602
Commission and brokerage	132,630	130,380	146,782
Other underwriting expenses	50,491	44,834	38,569

Underwriting gain	$109,113	$103,585	$32,648

Specialty Underwriting
(Dollars in thousands)	2005	2004	2003
Gross written premiums	$314,630	$487,072	$502,888
Net written premiums	299,316	470,571	498,013
Premiums earned	$301,454	$459,284	$468,932
Incurred losses and loss adjustment expenses	317,917	302,010	295,397
Commission and brokerage	79,692	129,209	133,531
Other underwriting expenses	6,756	7,068	6,475

Underwriting (loss) gain	$(102,911)	$20,997	$33,529

International
(Dollars in thousands)	2005	2004	2003
Gross written premiums	$706,584	$687,657	$520,800
Net written premiums	704,870	684,390	518,919
Premiums earned	$683,435	$655,694	$461,607
Incurred losses and loss adjustment expenses	574,653	419,101	267,707
Commission and brokerage	166,968	161,106	113,091
Other underwriting expenses	12,622	11,298	9,734

Underwriting (loss) gain	$(70,808)	$64,189	$71,075

Bermuda
(Dollars in thousands)	2005	2004	2003
Gross written premiums	$768,711	$883,439	$728,285
Net written premiums	768,849	888,345	687,977
Premiums earned	$759,056	$898,983	$559,870
Incurred losses and loss adjustment expenses	821,406	742,688	372,403
Commission and brokerage	177,456	180,900	119,888
Other underwriting expenses	16,153	13,998	12,222

Underwriting (loss) gain	$(255,959)	$(38,603)	$55,357

The following table reconciles the underwriting results for the operating segments to income before tax as reported in the consolidated statements of operations and comprehensive income for the years ended December 31:

(Dollars in thousands)	2005	2004	2003
Underwriting (loss) gain	$(786,074)	$58,179	$185,052
Net investment income	522,833	495,908	402,610
Realized gain (loss)	90,284	89,614	(38,026)
Net derivative (expense) income	(2,638)	(2,660)	5,851
Corporate expenses	(13,459)	(6,532)	(5,953)
Interest expense	(73,394)	(75,539)	(57,288)
Other (expense) income	(18,473)	741	(1,033)

(Loss) income before taxes	$(280,921)	$559,711	$491,213

CONSOLIDATED RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004
Premiums Written.    Gross written premiums decreased 12.7% to $4,108.6 million in 2005 from $4,704.1 million in 2004 reflecting a disciplined underwriting response to modest reinsurance market softening that affected all segments, resulting in an overall premium decline. Premiums declined 35.4% ($172.4 million) in the Specialty Underwriting operation, primarily due to a $145.4 million decrease in A&H business and a $47.9 million decrease in surety business, partially offset by a $20.9 million increase in marine and aviation business. The U.S. Insurance operation decreased 20.2% ($235.3 million), principally as a result of a $242.6 million decrease in workers’ compensation, resulting primarily from changes in the California workers’ compensation market. The Bermuda operation decreased 13.0% ($114.7 million) reflecting declines in individual risk underwritten insurance and reinsurance in Bermuda and in motor business reinsurance in the U.K. The U.S.

Reinsurance operation decreased 6.2% ($92.0 million), principally relating to a $173.1 million decrease in treaty casualty business and a $29.3 million decrease in facultative business, partially offset by a $118.9 million increase in treaty property business. The International operation increased 2.8% ($18.9 million), resulting primarily from a $75.0 million increase in Asian business, partially offset by a $43.6 million decrease in international business written through the Miami and New Jersey offices, representing primarily Latin American business and an $11.3 million decrease in Canadian business.

Ceded premiums decreased to $136.5 million in 2005 from $172.6 million in 2004, principally resulting from the decrease in gross premiums in the U.S. Insurance operations. Ceded premiums generally relate to specific reinsurance purchased by the U.S. Insurance operation and fluctuate based upon the level of premiums written in the individual reinsured programs.

Net written premiums decreased by 12.3% to $3,972.0 million in 2005 from $4,531.5 million in 2004, consistent with the decrease in gross written premiums, combined with the decrease in ceded premiums.

Premium Revenues.    Net premiums earned declined by 10.4% to $3,963.1 million in 2005 from $4,425.1 million in 2004. Contributing to this decrease was a 34.4% ($157.8 million) decrease in the Specialty Underwriting operation, a 15.6% ($139.9 million) decrease in the Bermuda operation, a 12.2% ($114.6 million) decrease in the U.S. Insurance operation and a 5.3% ($77.4 million) decrease in the U.S. Reinsurance operation, partially offset by a 4.2% ($27.7 million) increase in the International operation. Partially tempering the decline in net premiums earned in 2005 were $81.8 million of reinstatement premiums of which $64.4 million were due to Hurricanes Katrina and Wilma. Generally, catastrophe reinsurance provides coverage for one event; however, when limits are exhausted, some contractual arrangements provide for the availability of additional coverage upon the payment of additional premium. This additional premium is referred to as reinstatement premium. There were no such reinstatement premiums for 2004. All of these changes reflect period to period changes in net written premiums and business mix, together with normal variability in earnings patterns. Business mix changes occur not only as the Company shifts emphasis between products, lines of business, distribution channels and markets, but also as individual contracts renew or non-renew, almost always with changes in coverage, structure, prices and/or terms, and as new contracts are accepted with coverages, structures, prices and/or terms different from those of expiring contracts. As premium reporting, earnings, loss and commission characteristics derive from the provisions of individual contracts, the continuous turnover of individual contracts, arising from both strategic shifts and day to day underwriting, can and does introduce appreciable background variability in various underwriting line items. Changes in estimates related to the reporting patterns of ceding companies also affect premiums earned.

Expenses
Incurred Losses and LAE.    Incurred loss and LAE increased by 13.2% to $3,724.3 million in 2005 from $3,291.1 million in 2004. The increase in incurred losses and LAE was principally attributable to the increase in estimated losses due to property catastrophes, partially offset by favorable non-catastrophe prior period reserve development and a lower level of earned premiums. Incurred losses and LAE in 2005 reflected ceded losses and LAE of $95.2 million compared to ceded losses and LAE in 2004 of $141.0 million. The decrease in ceded losses was primarily the result of fluctuations in losses ceded under the specific reinsurance coverages purchased by the U.S. Insurance operation and less ceded premium period over period.

The Company’s loss ratio, which is calculated by dividing incurred losses and LAE by net premiums earned, increased by 19.6 percentage points to 94.0% in 2005 from 74.4% in 2004. This 19.6 point year over year loss ratio deterioration was primarily the result of a 29.5 point increase due to catastrophe losses, partially offset by a 10.2 point improvement in non-catastrophe prior year reserve development.

The following table shows the loss ratios for each of the Company’s operating segments for 2005 and 2004. The loss ratios for all operations were impacted by the factors noted above.

Segment Loss Ratios
Segment	2005	2004
U.S. Reinsurance	106.0%	79.3%
U.S. Insurance	64.5%	70.3%
Specialty Underwriting	105.5%	65.8%
International	84.1%	63.9%
Bermuda	108.2%	82.6%

The segment components of the increase in incurred losses and LAE in 2005 from 2004 were a 37.1% ($155.6 million) increase in the International operation, a 26.6% ($311.0 million) increase in the U.S. Reinsurance operation, a 10.6% ($78.7 million) increase in the Bermuda operation, partially offset by a 19.4% ($128.0 million) decrease in the U.S. Insurance operation and a 5.3% ($15.9 million) decrease in the Specialty Underwriting operation. These changes reflect variability in premiums earned and changes in the loss expectation assumptions for business written, as well as the net prior period reserve development and catastrophe losses discussed above. Incurred losses and LAE for each operation were also impacted by changes in the pricing of the underlying business, as well as variability relating to changes in the mix of business by class and type.

The following table shows the net catastrophe losses for each of the Company’s operating segments for 2005 and 2004.

(Dollars in millions)
Segment Net Catastrophe Incurred Losses
Segment	2005	2004
U.S. Reinsurance	$707.2	$250.7
U.S. Insurance	1.3	1.0
Specialty Underwriting	164.5	18.8
International	254.7	85.9
Bermuda	358.0	33.6

Total	$1,485.7	$390.0

Incurred losses and LAE include catastrophe losses, which include the impact of both current period events and favorable and unfavorable development on prior period events and are net of reinsurance. Individual catastrophe losses are reported net of specific reinsurance, but before recoveries under corporate level reinsurance and potential incurred but not reported (“IBNR”) loss reserve offsets. The Company defines a catastrophe as a property event with expected reported losses of at least $5.0 million before corporate level reinsurance and taxes. Effective for the third quarter 2005, industrial risk losses have been excluded from catastrophe losses with prior periods adjusted for comparison purposes. Catastrophe losses, net of contract specific cessions, were $1,485.7 million in 2005, related principally to aggregate estimated losses driven by Hurricanes Katrina, Rita and Wilma with catastrophe losses of $765.9 million, $151.0 million and $381.6 million, respectively, but also reflected catastrophe losses related to hurricanes Emily ($19.8 million) and Dennis ($7.0 million), floods in India ($13.2 million), Calgary ($9.6 million) and Europe ($6.2 million) and storms in Ontario ($12.9 million). The 2005 results also reflect net unfavorable reserve development on 2004 and prior catastrophes of $118.5 million. Catastrophe losses, net of contract specific cessions, were $390.0 million in 2004, related principally to aggregate estimated losses of $428.8 million from Hurricanes Charley, Frances, Ivan and Jeanne, Pacific typhoons, Edmonton hailstorms and the Asian tsunami, which were partially offset by $33.4 million of reserve reductions related to the 2001 World Trade Center losses.

The following table shows net prior period reserve adjustments for each of the Company’s operating segments for 2005 and 2004.

(Dollars in millions)
Segment Net Prior Period Reserve Adjustments
Segment	2005	2004
U.S. Reinsurance	$20.7	$77.7
U.S. Insurance	(19.5)	43.3
Specialty Underwriting	(16.1)	5.1
International	(49.2)	(15.1)
Bermuda	37.7	138.4

Total	$(26.4)	$249.4

Net favorable prior period reserve adjustments for the year ended December 31, 2005 were $26.4 million compared to net unfavorable prior period reserve adjustments of $249.4 million in 2004. For the year ended December 31, 2005, the favorable reserve adjustments included net favorable non-A&E, non-catastrophe reserve adjustments of $226.3 million related primarily to property business classes, partially offset by net unfavorable prior period catastrophe adjustments of $118.5 million related primarily to the 2004 hurricanes and net unfavorable A&E adjustments of $81.4 million. For the year ended December 31, 2004, the unfavorable prior period reserve adjustments included net unfavorable A&E adjustments of $159.4 million and net unfavorable non-A&E, non-catastrophe adjustments of approximately $128.7 million relating primarily to casualty reinsurance. Partially offsetting the 2004 unfavorable development was $38.7 million of favorable catastrophe development principally related to the reduction of reserves for the World Trade Center events. It is important to note that non-A&E accident year reserve development arises from the re-evaluation of accident year results and that such re-evaluations may also impact premiums and commissions attributed by accident year, generally mitigating, in part, the impact of loss development and that such impacts are recorded as part of the overall reserve evaluation process.

The U.S. Reinsurance segment accounted for $20.7 million of net unfavorable prior period reserve adjustments for the year ended December 31, 2005, which included $72.5 million of unfavorable catastrophe prior period reserve adjustments, partially offset by favorable net non-A&E, non-catastrophe reserve adjustments of $63.3 million. Net unfavorable prior period reserve adjustments were $77.7 million for the year ended December 31, 2004, which included $102.2 million of unfavorable non-A&E, non-catastrophe prior period reserve adjustments, partially offset by $34.8 million of favorable development primarily due to reserve reduction related to catastrophe losses from the 2001 World Trade Center losses. Asbestos exposures accounted for $11.5 million and $10.3 million of unfavorable reserve adjustments for the years ended December 31, 2005 and 2004, respectively. During the late 1990s and early 2000s, there had been a proliferation of claims related to bankruptcies and other financial management improprieties. This increased number of claims, combined with larger claims, has significantly increased incurred losses on the professional liability policies. In the general casualty area, the Company continues to experience losses greater than historical trends for accident years 1998 through 2001. These losses are being driven by adverse trends in litigation and economic variability.

The U.S. Insurance segment reflected $19.5 million of net favorable prior period reserve adjustments for the year ended December 31, 2005 and $43.3 million of net unfavorable prior period reserve adjustments for the year ended December 31, 2004. The 2005 favorable prior period reserve adjustments related principally to California workers’ compensation for the 2004 accident year as the results of benefit reform have become clearer and the 2004 unfavorable prior period reserve adjustments related principally to the casualty classes related to accident years 2000 through 2002, where the Company strengthened its reserves for California workers’ compensation insurance. While management believes the cumulative results through 2005 remain quite positive, there was some deterioration in claim frequency and severity related to accident years 2001 and 2002.

The Specialty Underwriting segment had $16.1 million of net favorable prior period reserve adjustments for the year ended December 31, 2005 and $5.1 million of net unfavorable prior period reserve adjustments for the year ended December 31, 2004. In 2005, net favorable prior period reserve adjustments reflected $33.0 million of non-A&E, non-catastrophe favorable development on the marine, aviation, surety and A&H classes of business, partially offset by unfavorable catastrophe development of $16.9 million. In 2004, net unfavorable prior period reserve adjustments related to the surety and A&H classes of business, partially offset by favorable development in the marine and aviation business lines.

The International segment had $49.2 million of favorable net prior period reserve adjustments for the year ended December 31, 2005 and $15.1 million of net favorable prior period reserve adjustments for the year ended December 31, 2004. The favorable development in 2005 related primarily to favorable non-asbestos, non-catastrophe reserve development on the Canadian, Asian, and international business of $66.1 million, partially offset by unfavorable property catastrophe loss development of $16.9 million on the same business. The favorable development in 2004 related primarily to 2003 Canadian property catastrophe, international and Asian business.

The Bermuda segment reflected $37.7 million of net unfavorable prior period reserve adjustments for the year ended December 31, 2005 and $138.4 million of net unfavorable prior period reserve adjustments for the year ended December 31, 2004. The development in the year ended December 31, 2005 was primarily the result of $69.9 million of unfavorable A&E prior period reserve development and $12.2 million unfavorable catastrophe development, partially offset by $44.4 million favorable non-A&E, non-catastrophe prior period reserve adjustments primarily from the UK branch produced business. The development in the year ended December 31, 2004 was primarily the result of $149.1 million of A&E reserve development. All of the development related to asbestos exposures that were assumed through the September 19, 2000 loss portfolio transfer from Mt. McKinley.

Aggregate reserve development related to A&E exposures was $81.4 million and $159.4 million for the years ended December 31, 2005 and 2004, respectively. The Company has A&E exposure related to contracts written by the Company prior to 1986 and to claim obligations acquired as part of the Mt. McKinley acquisition in September 2000. The reserve strengthening on business written by the Company, net of reinsurance, was $11.5 million and the net strengthening on the acquired Mt. McKinley business was $69.9 million in 2005. Substantially all of the Company’s A&E exposures relate to insurance and reinsurance contracts with coverage periods prior to 1986. Given the uncertainties surrounding the settlement of A&E losses, management is unable to establish a meaningful range for these obligations.

In all cases, the prior period reserve development, sometimes referred to as reserve strengthening, reflects management’s judgment as to the implications of losses and claim information reported during the period on the Company’s reserve balances.

Underwriting Expenses.    The Company’s expense ratio, which is calculated by dividing underwriting expenses by net premiums earned, was 26.2% in 2005 compared to 24.4% in 2004.

The following table shows the expense ratios for each of the Company’s operating segments for 2005 and 2004.

Segment Expense Ratios
Segment	2005	2004
U.S. Reinsurance	27.3%	26.9%
U.S. Insurance	22.2%	18.7%
Specialty Underwriting	28.6%	29.6%
International	26.3%	26.3%
Bermuda	25.5%	21.7%

Segment underwriting expenses decreased by 4.7% to $1,024.9 million in 2005 from $1,075.8 million in 2004. Commission, brokerage, taxes and fees decreased by $60.3 million, principally reflecting decreases in premium volume and changes in the mix of business. Segment other underwriting expenses increased by $9.4 million as the Company continued to expand operations. Contributing to the segment underwriting expense decreases were a 36.6% ($49.8 million) decrease in the Specialty Underwriting operation, a 3.8% ($14.9 million) decrease in the U.S. Reinsurance operation and a 0.7% ($1.3 million) decrease in the Bermuda operation, partially offset by a 4.5% ($7.9 million) increase in the U.S. Insurance operation and a 4.2% ($7.2 million) increase in the International operation. The changes for each operation’s expenses principally resulted from changes in commission expenses related to changes in premium volume and business mix by class and type and, in some cases, changes in the use of specific reinsurance, as well as the underwriting performance of the underlying business.

The Company’s combined ratio, which is the sum of the loss and expense ratios, increased by 21.4 percentage points to 120.2% in 2005 as compared to 98.8% in 2004, with the increase principally resulting from elevated catastrophe losses, partially offset by improved prior year development.

The following table shows the combined ratios for each of the Company’s operating segments in 2005 and 2004. The combined ratios for all operations were impacted by the loss and expense ratio variability noted above.

Segment Combined Ratios
Segment	2005	2004
U.S. Reinsurance	133.3%	106.2%
U.S. Insurance	86.7%	89.0%
Specialty Underwriting	134.1%	95.4%
International	110.4%	90.2%
Bermuda	133.7%	104.3%

Investment Results.    Net investment income increased 5.4% to $522.8 million in 2005 from $495.9 million in 2004 reflecting growth in invested assets tempered by lower investment yields and lower returns from limited partnership investments. Investable assets increased by $1.4 billion to $13.0 billion in 2005, principally reflecting the effects of investing $1,065.7 million cash flow from operations during the year and $758.3 million net proceeds from issuance of common shares, partially offset by $250.0 million in debt repayment. The lower investment yield reflects the Company’s elevated short-term investments following its common share capital raising in the fourth quarter, which also reduced the investment income portfolio duration. Investment income for the limited partnerships for the year ended December 31, 2005 and 2004 was $12.0 million and $42.0 million, respectively.

The following table shows a comparison of various investment yields for the periods indicated:

	2005	2004
Imbedded pre-tax yield of cash and invested assets at December 31	4.5%	4.7%
Imbedded after-tax yield of cash and invested assets at December 31	3.9%	4.1%
Annualized pre-tax yield on average cash and invested assets	4.4%	5.0%
Annualized after-tax yield on average cash and invested assets	3.8%	4.2%

The Company, because of its historical income orientation, has generally considered total return, the combination of income yield and capital appreciation/depreciation, to be relatively less important as a measure of performance than its overall income yield. However, in 2005, with changes the Company perceived in overall investment market conditions, the Company continued to reweight its view of total return and added $440.0 million in 2005 of equity securities into the overall investment portfolio. The Company also added $125.5 million of other invested assets, principally limited partnerships. The following table provides a comparison of the Company’s total return by asset class relative to broadly accepted industry benchmarks for 2005 and 2004.

	2005	2004
Company's fixed income portfolio total return	3.2%	6.5%
Lehman bond aggregate	2.4%	4.3%
Company's common equity portfolio total return	13.8%	21.9%
S & P 500	4.9%	10.9%
Company's other invested asset portfolio total return	7.2%	43.2%

The Company’s net realized capital gains were $90.3 million in 2005, which reflected realized capital gains on the Company’s investments of $106.2 million, including $41.3 million on the sale of interest only strips investments, partially offset by $15.9 million of realized capital losses, which included $7.0 million related to the write-downs in the value of interest only strips deemed to be impaired on an other than temporary basis in accordance with EITF 99-20. Net realized capital gains were $89.6 million in 2004, which reflected realized capital gains on the Company’s investments of $164.3 million, including $118.2 million on the sale of interest only strip investments, partially offset by $74.7 million of realized capital losses, which included $65.0 million related to the write-downs in the value of interest only strips deemed to be impaired on an other than temporary basis in accordance with EITF 99-20.

The Company has outstanding seven specialized equity put options in its product portfolio at December 31, 2005. These products meet the definition of a derivative under Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). Net derivative expense from these derivative transactions was $2.6 million and $2.7 million in 2005 and 2004, respectively, reflecting changes in fair value for the specialized equity put options. See also Note 2 of Notes to the Consolidated Financial Statements.

Other Expenses.   Other expense in 2005 was $18.5 million compared to other income of $0.7 million in 2004. The change in net other expense for 2005 from net other income in 2004 was primarily due to variability in the impact of foreign exchange and share option expense under Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“FAS 123”).

Corporate underwriting expenses not allocated to segments were $13.5 million for 2005 as compared to $6.5 million for 2004 as the Company expanded its infrastructure to support operations.

Interest expense and fees in 2005 were $73.4 million compared to $75.5 million in 2004. Interest expense and fees in 2005 included $35.5 million relating to the senior notes, $37.4 million relating to the junior subordinated debt securities and $0.4 million relating to the credit line under the Company’s revolving credit facilities. Interest expense and fees in 2004 included $42.0 million relating to the senior notes, $32.4 million relating to the junior subordinated debt securities and $1.2 million relating to borrowings under the Company’s revolving credit facilities. The lower interest expense on the senior notes was due to the retirement of the 8.5% senior notes due March 15, 2005, partially offset by the issuance of new 5.4 % senior notes on October 12, 2004.

Income Taxes.    The Company’s income tax expense is primarily a function of the statutory tax rates and corresponding net income in the jurisdictions where the Company operates, coupled with the impact from tax preferenced investment income. Variations generally reflect changes in the relative levels of pre-tax income between jurisdictions with different tax rates, and specifically for 2005, also reflected the significant increase in incurred losses relating to catastrophes resulting, ultimately, in a pre-tax loss for the year. The Company recognized income tax benefits of $62.3 million in 2005 compared to income tax expense of $64.9 million in 2004. The 2004 tax expense was impacted by various issues, including the transfer of the Company’s UK branch to Bermuda Re, giving rise to a net tax expense.

Net (Loss) Income.   Net loss was $218.7 million in 2005 compared to net income of $494.9 million in 2004, with the change primarily reflecting reduced underwriting profitability due to catastrophe losses, partially offset by favorable prior period reserve development, related tax benefits and improved investment income.

YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003
Premiums Written.    Gross written premiums increased 2.8% to $4,704.1 million in 2004 from $4,573.8 million in 2003, as the Company took advantage of selected growth opportunities, while continuing to maintain a disciplined underwriting approach. Premium growth areas included a 32.0% ($166.9 million) increase in the International operations, primarily due to a $97.7 million increase in international business written through the Miami and New Jersey offices, representing primarily Latin American business, and a $67.2 million increase in Asian business. The Bermuda operation grew 21.3% ($155.2 million) reflecting an emphasis on traditional business classes in Bermuda and the UK. The U.S. Insurance operation grew 9.2% ($98.3 million), principally as a result of a $193.8 million increase in program business other than workers’ compensation, partially offset by a $95.5 million decrease in workers’ compensation business. The Specialty Underwriting operation decreased 3.1% ($15.8 million), resulting primarily from a $70.4 million decrease in A&H business, partially offset by an increase in surety business of $29.6 million and an increase in marine and aviation business of $25.0 million. The U.S. Reinsurance operation decreased 15.6% ($274.1 million), principally relating to an $142.5 million decrease in treaty casualty business, a $74.9 million decrease in facultative business, a $32.6 million decrease in treaty property business and a $19.8 million decrease in treaty non-property business.

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

Premium Revenues.   Net premiums earned increased by 18.4% to $4,425.1 million in 2004 from $3,737.9 million in 2003. Contributing to this increase was a 60.6% ($339.1 million) increase in the Bermuda operation, a 42.0% ($194.1 million) increase in the International operation, a 13.8% ($114.0 million) increase in the U.S. Insurance operation and a 3.5% ($49.7 million) increase in the U.S. Reinsurance operation, partially offset by a

2.1% ($9.6 million) decrease in the Specialty Underwriting operation. All of these changes reflect period to period changes in net written premiums and business mix, together with normal variability in earnings patterns. Business mix changes occur not only as the Company shifts emphasis between products, lines of business, distribution channels and markets, but also as individual contracts renew or non-renew, almost always with changes in coverage, structure, prices and/or terms, and as new contracts are accepted with coverages, structures, prices and/or terms different from those of expiring contracts. As premium reporting, earnings, loss and commission characteristics derive from the provisions of individual contracts, the continuous turnover of individual contracts, arising from both strategic shifts and day to day underwriting, can and does introduce appreciable background variability in various underwriting line items. Changes in estimates related to the reporting patterns of companies also affect premiums earned.

Expenses
Incurred Losses and LAE.    Incurred loss and LAE increased by 26.6% to $3,291.1 million in 2004 from $2,600.2 million in 2003. The increase in incurred losses and LAE was principally attributable to the provision for estimated catastrophe losses from Hurricanes Charley, Frances, Ivan and Jeanne, Pacific typhoons, the Asian tsunami and reserve adjustments for prior period losses, together with the mitigating effects of the increase in net premiums earned and the impact of favorable changes in the Company’s underlying business mix and aggregate rates, terms and conditions. Incurred losses and LAE in 2004 reflected ceded losses and LAE of $141.0 million compared to ceded losses and LAE in 2003 of $278.4 million. The decrease in ceded losses is primarily the result of the absence in 2004 of cessions under the corporate level aggregate reinsurance covers. The ceded losses and LAE in 2003 included $85.0 million of losses ceded under the 2000 accident year aggregate excess of loss component of the Company’s corporate retrocessional program and $81.1 million under the LM/Mt. McKinley reinsurance agreement.

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

The segment components of the increase in incurred losses and LAE in 2004 from 2003 were a 99.4% ($370.3 million) increase in the Bermuda operation, a 56.6% ($151.4 million) increase in the International operation, a 10.3% ($109.5 million) increase in the U.S. Reinsurance operation, an 8.8% ($53.2 million) increase in the U.S. Insurance operation and a 2.2% ($6.6 million) increase in the Specialty Underwriting operation. These changes reflect variability in premiums earned and changes in the loss expectation assumptions for business written, as well as the net prior period reserve development and catastrophe losses discussed above. Incurred losses and LAE for each operation were also impacted by generally improved pricing of the underlying business, as well as variability relating to changes in the mix of business by class and type, which in general reflected a more favorable mix.

The following table shows the net catastrophe losses for each of the Company’s operating segments for 2004 and 2003.

(Dollars in millions)
Segment Net Catastrophe Incurred Losses
Segment	2004	2003
U.S. Reinsurance	$250.7	$22.5
U.S. Insurance	1.0	1.4
Specialty Underwriting	18.8	3.2
International	85.9	1.2
Bermuda	33.6	6.7

Total	$390.0	$35.0

Incurred losses and LAE include catastrophe losses, which include the impact of both current period events and favorable and unfavorable development on prior period events and are net of reinsurance. Individual catastrophe losses are reported net of specific reinsurance, but before recoveries under corporate level reinsurance and potential IBNR reserve offsets. The Company defines a catastrophe as a property event with expected reported losses of at least $5.0 million before corporate level reinsurance and taxes. Effective in 2005, industrial risk losses were excluded from catastrophe losses. As such, prior periods were adjusted for comparison reasons. Catastrophe losses, net of contract specific cessions, were $390.0 million in 2004, relating principally to aggregate estimated losses of $428.8 million from Hurricanes Charley, Frances, Ivan and Jeanne, Pacific typhoons, Edmonton hailstorms and the Asian tsunami, which were partially offset by $33.4 million of reserve reductions related to the 2001 World Trade Center losses. Catastrophe losses, net of contract specific cessions, were $35.0 million in 2003, relating principally to the May 2003 tornado and hailstorm events and Hurricanes Fabian and Isabel.

The following table shows net prior period reserve adjustments for each of the Company’s operating segments for 2004 and 2003.

(Dollars in millions)
Segment Net Prior Period Reserve Adjustments
Segment	2004	2003
U.S. Reinsurance	$77.7	$150.9
U.S. Insurance	43.3	58.7
Specialty Underwriting	5.1	(23.9)
International	(15.1)	9.3
Bermuda	138.4	1.8

	$249.4	$196.8

Net unfavorable prior period reserve adjustments for the year ended December 31, 2004 were $249.4 million compared to $196.8 million in 2003. For the year ended December 31, 2004, the unfavorable reserve adjustments included net unfavorable A&E adjustments of $159.4 million and net unfavorable non-A&E, non-catastrophe adjustments of approximately $128.7 million relating primarily to casualty reinsurance and workers’ compensation insurance. Partially offsetting the unfavorable development was favorable catastrophe development of $38.7 million principally related to the reduction of reserves for the World Trade Center events. For the year ended December 31, 2003, net unfavorable prior period reserve adjustments for A&E exposures were $50.2 million and net unfavorable non-A&E adjustments were $146.6 million, which were net of a cession of $85 million under the 2000 accident year aggregate excess of loss component of the Company’s corporate retrocessional program. It is important to note that unfavorable non-A&E accident year reserve development arises from the re-evaluation of accident year results and that such re-evaluations also impact premiums and commissions attributed by accident year, generally mitigating, in part, the impact of loss development and that such impacts are recorded as part of the overall reserve evaluation process.

The U.S. Reinsurance segment accounted for $77.7 million of net unfavorable prior period reserve adjustments for the year ended December 31, 2004, which included $34.8 million of favorable development due to the reserve reduction principally related to the catastrophe losses from the World Trade Center events, as compared to net unfavorable prior period reserve adjustments of $150.9 million for the year ended December 31, 2003. Asbestos exposures accounted for $10.3 million and $16.8 million of unfavorable reserve adjustments for the years ended December 31, 2004 and 2003, respectively, with the remainder principally attributable to professional liability and casualty business classes. During the late 1990s and early 2000s, there had been a proliferation of claims relating to bankruptcies and other financial management improprieties. This increased number of claims, combined with larger claims, has significantly increased incurred losses on the professional liability policies. In the general casualty area, the Company continues to experience losses greater than historical trends for accident years 1998 through 2001. These losses are being driven by adverse trends in litigation and economic variability. In both the professional liability and general casualty reinsurance areas, the Company relies upon loss reports from ceding companies. Although the Company may record reserves at higher levels than those reported by ceding companies, actual reported results have exceeded the initial loss indications.

The U.S. Insurance segment reflected $43.3 million and $58.7 million of net unfavorable prior period reserve adjustments for the years ended December 31, 2004 and 2003, respectively. The unfavorable prior period reserve adjustments were principally due to accident years 2000 through 2002, where the Company strengthened its reserves for California workers’ compensation insurance. This was a relatively new book of business and was written in a challenging political and economic environment. While management believes the cumulative results through 2004 remain quite positive, there has been some deterioration in claim frequency and severity related to accident years 2001 and 2002.

The Specialty Underwriting segment had $5.1 million of net unfavorable prior period reserve adjustments for the year ended December 31, 2004, principally related to net unfavorable prior period reserve adjustments in the surety and A&H business lines, partially offset by favorable development from marine and aviation. The net favorable prior period reserve adjustments for the year ended December 31, 2003 were $23.9 million, primarily related to A&H business.

The International segment had $15.1 million of favorable net prior period reserve adjustments for the year ended December 31, 2004 and net unfavorable prior period reserve adjustments of $9.3 million for the year ended December 31, 2003. The favorable development in 2004 related primarily to 2003 Canadian property catastrophe, international and Asian business. The prior period reserve development for 2003 related primarily to general casualty business written in the U.S. and Canada on both a quota share and excess basis for accident years 1996 through 2002.

The Bermuda segment reflected $138.4 million of net unfavorable prior period reserve adjustments for the year ended December 31, 2004 and $1.8 million of net unfavorable prior reserve adjustments for the year ended December 31, 2003. The development in the year ended December 31, 2004 was primarily the result of $149.1 million of A&E reserve development. For the year ended December 31, 2003, reserve adjustments included $33.4 million unfavorable prior period reserve adjustments related to A&E exposures, partially offset by $31.6 million favorable non-A&E adjustments. All of the development related to asbestos exposures were assumed through the September 19, 2000 loss portfolio transfer from Mt. McKinley.

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

In all cases, the prior period reserve development, sometimes referred to as reserve strengthening, reflects management’s judgment as to the implications of losses and claim information reported during the period on the Company’s reserve balances.

Underwriting Expenses.    The Company’s expense ratio, which is calculated by dividing underwriting expenses by net premiums earned, was 24.4% in 2004 compared to 25.6% in 2003.

The following table shows the expense ratios for each of the Company’s operating segments for 2004 and 2003.

Segment Expense Ratios
Segment	2004	2003
U.S. Reinsurance	26.9%	26.1%
U.S. Insurance	18.7%	22.5%
Specialty Underwriting	29.6%	29.9%
International	26.3%	26.6%
Bermuda	21.7%	23.6%

Segment underwriting expenses increased by 12.9% to $1,075.8 million in 2004 from $952.6 million in 2003. Commission, brokerage, taxes and fees increased by $111.2 million, principally reflecting increases in premium volume and changes in the mix of business. Segment other underwriting expenses increased by $11.9 million as the Company continues to expand operations to support its increased business volume. Contributing to the segment underwriting expense increases were a 47.5% ($62.8 million) increase in the Bermuda operation, a 40.4% ($49.6 million) increase in the International operation and a 6.6% ($24.7 million) increase in the U.S. Reinsurance operation, which were partially offset by a 5.5% ($10.1 million) decrease in the U.S. Insurance operation and a 2.7% ($3.7 million) decrease in the Specialty Underwriting operation. The changes for each operation’s expenses principally resulted from changes in commission expenses related to changes in premium volume and business mix by class and type and, in some cases, changes in the use of specific reinsurance, as well as the underwriting performance of the underlying business.

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

Investments.    Net investment income increased 23.2% to $495.9 million in 2004 from $402.6 million in 2003, principally reflecting the effects of investing $1,487.6 million of cash flow from operations for the twelve months ended December 31, 2004, as well as $320.0 million of net proceeds from the issuance of junior subordinated debt securities in March 2004 and $250.0 million of net proceeds from the issuance of senior notes in October 2004. The increase also reflected $32.7 million representing an atypical increase in the carrying value of a limited partnership investment.

The following table shows a comparison of various investment yields for the periods indicated:

	2004	2003
Imbedded pre-tax yield of cash and invested assets at December 31	4.7%	4.8%
Imbedded after-tax yield of cash and invested assets at December 31	4.1%	4.1%
Annualized pre-tax yield on average cash and invested assets	5.0%	5.1%
Annualized after-tax yield on average cash and invested assets	4.2%	4.4%

The Company, because of its historical income orientation, has generally considered total return, the combination of income yield and capital appreciation/depreciation, to be relatively less important as a measure of performance than its overall income yield. However, in 2004, with changes the Company perceived in overall investment market conditions, the Company continued to reweight its view of total return and added $496.5 million of equity securities in 2004 into the overall investment portfolio. The following table provides a comparison of the Company’s total return by asset class relative to broadly accepted industry benchmarks for 2004 and 2003.

	2004	2003
Company's fixed income portfolio total return	6.5%	6.2%
Lehman bond aggregate	4.3%	4.1%
Company's common equity portfolio total return	21.9%	17.0%
S & P 500	10.9%	28.7%
Company's other invested asset portfolio total return	43.2%	26.2%

The Company’s net realized capital gains were $89.6 million in 2004, which reflected realized capital gains on the Company’s investments of $164.3 million, including $118.2 million on the sale of interest only strip investments, partially offset by $74.7 million of realized capital losses, which included $65.0 million related to the write-downs in the value of interest only strips deemed to be impaired on an other than temporary basis in accordance with EITF 99-20, prior to liquidation of the interest only strips portfolio during the second quarter of 2004. Net realized capital losses of $38.0 million in 2003 reflected realized capital losses on the Company’s investments of $88.7 million, which included $25.7 million relating to write-downs in the value of securities deemed to be impaired on an other than temporary basis and $46.2 million related to the impairment on interest only strips, partially offset by $50.7 million of realized capital gains, which included $16.8 million of realized capital gains on sales of the interest only strips.

The Company had one credit default swap, which it no longer writes, and five specialized equity put options in its product portfolio. These products meet the definition of a derivative under FAS 133. Net derivative expense from these derivative transactions in 2004 was $2.7 million and net derivative income from these derivative transactions in 2003 was $5.9 million, with both periods principally reflecting changes in fair value for the specialized equity put options. See also Note 2 of Notes to the Consolidated Financial Statements.

Other Expenses.    Other income in 2004 was $0.7 million compared to other expense of $1.0 million in 2003. The decrease in net expense for 2004 was primarily due to variability in the impact of foreign exchange, partially offset by other miscellaneous expenses.

Corporate underwriting expenses not allocated to segments increased to $6.5 million for 2004 compared with $6.0 million for 2003 as the Company expanded its infrastructure to support increased business volume.

Interest expense in 2004 was $75.5 million compared to $57.3 million in 2003. Interest expense in 2004 included $42.0 million related to the senior notes, $32.4 million related to the junior subordinated debt securities and $1.2 million related to borrowings under the Company’s revolving credit facility. Interest expense in 2003 reflected $38.9 million related to the issuance of the senior notes, $17.0 million related to the junior subordinated debt securities and $1.4 million related to borrowings under the Company’s revolving credit facility. The increase in interest expense was due to the additional issuance of $320 million of junior subordinated debt securities in March 2004 and the issuance of $250 million of senior notes in October 2004.

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

Net Income.   Net income was $494.9 million in 2004 compared to net income of $426.0 million in 2003, which reflected improved investment income and realized capital gains, partially offset by reduced underwriting profitability due to catastrophe losses.

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

The Company acknowledges that there is more uncertainty in establishing loss reserves on assumed business as compared to direct business. At December 31, 2005 the Company had direct business reserves of $2,059.1 million and assumed business loss reserves of $7,067.6 million, of which $255.5 million and $313.4 million, respectively, were loss reserves on asbestos business.

Reserving for assumed reinsurance requires evaluating loss information received from ceding companies. Depending on the type of contract and the contractual reporting requirements, ceding companies report losses to the Company in many forms. Generally, proportional/quota share contracts require the submission of a monthly/quarterly account, which includes premium and loss settlement activity for the period with corresponding reserves as established by the ceding company. This information is recorded into the Company’s records. For certain proportional contracts, there is also an individual loss reporting clause, which requires a detailed loss report on claims that exceed a certain dollar threshold or relate to a particular type of loss. Excess of loss and facultative contracts generally require individual loss reporting with precautionary notices generally sent when losses reach a significant percentage of the attachment point of the contract. All individual loss reports and supporting claim information are managed by the Company’s experienced claims staff. Based on the evaluation of the claim, the Company may choose to establish additional case reserves greater than those reported by the ceding company. The Underwriting, Claim, Reinsurance Accounting and Internal Audit departments of the Company perform various reviews of the ceding carriers, particularly larger ceding carriers, to ensure that underwriting and claims procedures meet required standards. The claim information received from the ceding companies is compiled into loss development triangles. Accepted actuarial methodologies, supplemented by judgment where appropriate, are then used to develop the appropriate IBNR for the Company. Included in the determination of IBNR, is a factor for reporting lags of the ceded carriers. Each quarter, the Company compares its actual reported losses for the quarter and cumulatively since the most recently completed reserve study to the expected reported losses for the respective period, which may result in additional reserving actions. This is done by aggregate class and/or type of business. This information is used as a tool in the judgmental process by which management assesses the overall adequacy of loss and LAE reserves.

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

The Company’s reserves include an estimate of the Company’s ultimate liability for A&E claims. This estimate is made based on judgmental assessment of the underlying exposures as the result of: (1) long and variable reporting delays, both from insureds to insurance companies and from ceding companies to reinsurers; (2) historical data, which is more limited and variable on A&E losses than historical information on other types of casualty claims; and (3) unique aspects of A&E exposures for which ultimate value cannot be estimated using traditional reserving techniques. There are significant uncertainties in estimating the amount of the Company’s potential losses from A&E claims. Among the uncertainties are: (a) potentially long waiting periods between exposure and manifestation of any bodily injury or property damage; (b) difficulty in identifying sources of asbestos or environmental contamination; (c) difficulty in properly allocating responsibility and/or liability for asbestos or environmental damage; (d) changes in underlying laws and judicial interpretation of those laws; (e) the potential for an asbestos or environmental claim to involve many insurance providers over many policy periods; (f) questions concerning interpretation and application of insurance and reinsurance coverage; and (g) uncertainty regarding the number and identity of insureds with potential asbestos or environmental exposure.

With respect to asbestos claims in particular, several additional factors have emerged in recent years that further compound the difficulty in estimating the Company’s liability. These developments include: (a) continued growth in the number of claims filed, in part reflecting a much more aggressive plaintiff bar and including claims against defendants who may only have a “peripheral” connection to asbestos; (b) a disproportionate percentage of claims filed by individuals with no functional impairment, which should have little to no financial value but that have increasingly been considered in jury verdicts and settlements; (c) the growth in the number and significance of bankruptcy filings by companies as a result of asbestos claims (including, more recently, bankruptcy filings in which companies attempt to resolve their asbestos liabilities in a manner that is prejudicial to insurers and forecloses insurers from participating in the negotiation of asbestos related bankruptcy reorganization plans); (d) the concentration of claims in a small number of states that favor plaintiffs; (e) the growth in the number of claims that might impact the general liability portion of insurance policies rather than the product liability portion; (f) measures adopted by specific courts to ameliorate the worst procedural abuses; (g) an increase in settlement values being paid to asbestos claimants, especially those with cancer or functional impairment; (h) legislation in some states to address asbestos litigation issues; and (i) the potential that other states or the U.S. Congress may adopt legislation on asbestos litigation.

Management believes that these uncertainties and factors continue to render reserves for A&E, and particularly asbestos losses, significantly less subject to traditional actuarial analysis than reserves for other types of losses. Given these uncertainties, management believes that no meaningful range for such ultimate losses can be established. The Company establishes reserves to the extent that, in the judgment of management, the facts and prevailing law reflect an exposure for the Company or its ceding companies. The Company’s A&E liabilities stem from Mt. McKinley’s direct insurance business and Everest Re’s assumed reinsurance business.

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

Due to the uncertainties discussed above, the ultimate losses attributable to A&E, and particularly asbestos, may be subject to more variability than are non-A&E reserves and such variation could have a material adverse effect on the Company’s financial condition, results of operations and/or cash flows. See also Notes 1 and 3 of Notes to the Consolidated Financial Statements.

With respect to Mt. McKinley, where the Company has a direct relationship with policyholders, the Company’s aggressive litigation posture and the uncertainties inherent in the asbestos coverage and bankruptcy litigation have provided an opportunity to actively engage in settlement negotiations with a number of those policyholders who have potentially significant asbestos liabilities. Those discussions are oriented towards achieving reasonable negotiated settlements that limit Mt. McKinley’s liability to a given policyholder to a sum certain. In 2004 and 2005, the Company concluded such settlements or reached agreement in principle with 13 of its high profile policyholders. The Company currently has identified 10 policyholders based on their past claim activity and/or potential future liabilities as “High Profile Policyholders” and its settlement efforts are generally directed at such policyholders, in part because their exposures have developed to the point where both the policyholder and the Company have sufficient information to be motivated to settle. The Company believes that this active approach will ultimately result in a more cost-effective liquidation of Mt. McKinley’s liabilities than a passive approach, although it may also introduce additional variability in Mt. McKinley’s losses and cash flows as reserves are adjusted to reflect the development of negotiations and, ultimately, potentially accelerated settlements.

There is less potential for similar settlements with respect to the Company’s reinsurance asbestos claims. Ceding companies, with their direct obligation to insureds and overall responsibility for claim settlements, are not consistently aggressive in developing claim settlement information and conveying this information to reinsurers, which can introduce significant and perhaps inappropriate delays in the reporting of asbestos claims/exposures to reinsurers. These delays not only extend the timing of reinsurance claim settlements, but also restrict the information available to estimate the reinsurers’ ultimate exposure. See the discussion below under the heading “Financial Condition – Loss and LAE Reserves”.

REINSURANCE RECEIVABLES.    The Company utilizes reinsurance agreements to reduce its exposure to large claims and catastrophic loss occurrences. These agreements provide for recovery from reinsurers of a portion of losses and loss expenses under certain circumstances without relieving the insurer of its obligation to the policyholder. In the event reinsurers were unable to meet their obligations under these reinsurance agreements or were able to successfully challenge losses ceded by the Company under the reinsurance contracts, the Company would not be able to realize the full value of the reinsurance recoverable balance. In some cases, the Company may hold partial collateral, including letters of credit and funds held arrangements, for these agreements. The Company establishes reserves for uncollectible balances based on management’s assessment of the collectibility of the outstanding balances. As of December 31, 2005 and 2004, the reserve for uncollectible balances was $25.0 million and $25.0 million, respectively. To minimize exposure from uncollectible reinsurance receivables, the Company has a reinsurance credit security committee that generally evaluates the financial strength of a reinsurer prior to entering into a reinsurance arrangement. Additionally, creditworthy foreign reinsurers of business written in the U.S. are generally required to secure their obligations. Management believes that adequate provision has been made for the Company’s uncollectible balances. Actual uncollectible amounts may vary, perhaps substantially, from such reserves, impacting income in the period in which the change in reserves is made. See also Note 1 of Notes to the Consolidated Financial Statements and “Financial Condition – Reinsurance Receivables” below.

PREMIUMS WRITTEN AND EARNED.    Premiums written by the Company are earned ratably over the periods of the related insurance and reinsurance contracts or policies. Unearned premium reserves are established to cover the remainder of the unexpired contract period. Such reserves are established based upon reports received from ceding companies or computed using pro rata methods based on statistical data. Premiums earned, and the related costs, which have not yet been reported to the Company, are estimated and accrued. Standard accepted actuarial methodologies are used to estimate earned but not reported premium at each financial reporting date. These earned but not reported premiums are combined with reported earned premiums to comprise the exposure base for determining the Company’s incurred losses and loss and LAE reserves. Commission expense and incurred losses related to the change in earned but not reported premium are not differentiated from current period reported premium and the effects of both are included in current period company and segment financial results. See also Note 1 of Notes to the Consolidated Financial Statements.

The following table displays the estimated components of earned premiums at December 31 for the periods indicated:

(Dollars in thousands)	Earned But Not Reported Premium By Segment
	2005	2004	2003
U.S. Reinsurance	$549,866	$485,880	$391,885
U.S. Insurance	21,267	38,487	38,430
Specialty Underwriting	84,963	136,687	105,865
International	225,664	216,632	169,847
Bermuda	121,147	233,940	120,349

Total	$1,002,908	$1,111,626	$826,376

INVESTMENT VALUATION.    The Company’s investment portfolio consists of investments available for sale and equity securities. Accordingly, these securities are marked to market on a quarterly basis. Most securities are traded on national exchanges where market values are readily available. The Company holds some privately placed securities that are either valued by an investment advisor or by the Company using cash flow projections. In 2005 and 2004, the Company owned interest only strips that were accounted for in accordance with EITF 99-20, which sets forth the rules for determining when these securities must be written down to fair value due to impairment. Unrealized gains and losses from market fluctuations are reflected as comprehensive income, while market value declines that are considered other than temporary impairments are reflected in the income statement as realized capital losses. As of December 31, 2005 and 2004, the Company had unrealized gains net of tax of $214.6 million and $292.3 million, respectively. The Company considers many factors when determining whether a market value decline is other than temporary, including: (1) the length of time the market value has been below book value, (2) the credit strength of the issuer, (3) the issuer’s market sector, (4) the length of time to maturity and (5) for asset backed securities, increases in prepayments. If management assessments change in the future, the Company may ultimately record a realized loss after management originally concluded that the decline in value was temporary. See also Note 1 of Notes to the Consolidated Financial Statements.

FINANCIAL CONDITION
CASH AND INVESTED ASSETS. Aggregate invested assets, including cash and short-term investments, were $12,970.8 million at December 31, 2005, $11,530.2 million at December 31, 2004 and $9,321.3 million at December 31, 2003. The increase in cash and invested assets in 2005 from 2004 resulted primarily from $1,065.7 million in cash flows from operations generated during 2005 and $758.3 million from net proceeds of issuance of common shares, partially offset by the $250.0 million repayment of senior notes due March 15, 2005 and $77.8 million in net pre-tax unrealized depreciation of the Company’s investments. The $2.2 billion increase in cash and invested assets in 2004 from 2003 resulted primarily from $1,487.6 million in cash flows from operations generated during 2004, $320.0 million from net proceeds of the issuance of junior subordinated debt securities, $250.0 million from net proceeds of the issuance of senior notes and $40.1 million in net pre-tax unrealized appreciation of the Company’s investments, partially offset by a $70.0 million repayment on the revolving credit agreement.

The Company’s current investment strategy generally seeks to maximize after-tax income through a high quality, diversified, taxable and tax-preferenced fixed maturity portfolio, while maintaining an adequate level of liquidity. The Company’s mix of taxable and tax-preferenced investments is adjusted continuously, consistent with the Company’s current and projected operating results, market conditions and the Company’s tax position. The fixed maturities in the investment portfolio are comprised of available for sale securities. With changes the Company perceives in overall investment market conditions, the Company is reweighting its overall portfolio to modestly increase the emphasis on total return. Additionally, the Company has invested in equity securities, principally public equity index securities, which it believes will enhance the risk-adjusted total return of the investment portfolio. Equity investments accounted for 26.4%, 17.5% and 4.9% of the Company’s shareholders’ equity at December 31, 2005, 2004 and 2003, respectively.

The Company from time to time invests in interest only strips. The Company strategically invests in interest only strips in response to movement in, and levels of, capital market interest rates. These investments are aimed at mitigating potential decreases in unrealized appreciation on the Company’s fixed income portfolio during a period where management judges that there is very high potential for an increase in general interest rates. These fixed maturity securities give the holder the right to receive interest payments at a stated coupon rate on an underlying pool of mortgages. The interest payments on the outstanding mortgages are guaranteed by entities generally rated AAA. The ultimate cash flow from these investments is primarily dependent upon the average life of the mortgage pool. Generally, as market interest rates and, more specifically, market mortgage rates decline, mortgagors tend to refinance which will decrease the average life of a mortgage pool and decrease expected cash flows. Conversely, as market interest rates and, more specifically, market mortgage rates rise, repayments will slow and the ultimate cash flows will tend to rise. Accordingly, the market value of these investments tends to increase as general interest rates rise and decline as general interest rates fall. These movements are generally counter to the impact of interest rate movements on the Company’s other fixed income investments. Although the Company invested in interest only strips during 2005, 2004 and 2003, the Company had liquidated its positions in interest only strips and held no such securities at December 31, 2005 and 2004.

The tables below summarize the composition and characteristics of the Company’s investment portfolio at December 31:

	2005		2004		2003
Fixed maturities	77.5%		86.3%		93.6%
Equity securities	8.4%		5.6%		1.7%
Short-term investments	11.1%		5.1%		1.6%
Other invested assets	2.2%		1.4%		1.1%
Cash	0.8%		1.6%		2.0%

Total investments and cash	100.0%		100.0%		100.0%
	2005		2004		2003
Fixed income portfolio duration	4.3 yea	rs	5.2 yea	rs	4.2 yea	rs
Fixed income composite credit quality	A	a1	A	a2	A	a2
Imbedded end of period yield, pre-tax	4.5%		4.7%		4.8%
Imbedded end of period yield, after-tax	3.9%		4.1%		4.1%

The increase in short-term investments is due principally to maintaining liquidity to pay catastrophe losses as well as to the issuance of common shares during the fourth quarter of 2005. The increase in equity securities reflects a modest and continuing reweighting of the Company’s target investment mix.

The Company, because of its historical income orientation, has generally considered total return, the combination of income yield and capital appreciation/depreciation, to be relatively less important as a measure of performance than its overall income yield. However, in 2005, with changes the Company perceived in overall investment market conditions, the Company continued to reweight its view of total return and added $440.0 million in 2005 of equity securities into the overall investment portfolio. The following table provides a comparison of the Company’s total return by asset class relative to broadly accepted industry benchmarks for the periods indicated:

	2005	2004
Company's fixed income portfolio total return	3.2%	6.5%
Lehman bond aggregate	2.4%	4.3%
Company's common equity portfolio total return	13.8%	21.9%
S & P 500	4.9%	10.9%
Company's other invested asset portfolio total return	7.2%	43.2%

REINSURANCE RECEIVABLES.    Reinsurance receivables for both paid and unpaid losses totaled $1,048.7 million at December 31, 2005, $1,210.8 million at December 31, 2004, and $1,284.1 million at December 31, 2003. At December 31, 2005, $239.8 million, or 22.9%, was receivable from subsidiaries of London Life. These receivables are collateralized by a combination of letters of credit and funds held arrangements under which the Company has retained the premium payments due the retrocessionaire, recognized liabilities for such amounts and reduced such liabilities as payments are due from the retrocessionaire. In addition, $171.5 million, or 16.4%, was receivable from Transatlantic, $160.0 million, or 15.3%, was receivable from LM, whose obligations are guaranteed by The Prudential and $100.0 million, or 9.5%, was receivable from Continental, which is partially collaterized by funds held arrangements. No other retrocessionaire accounted for more than 5% of the Company’s receivables.

LOSS AND LAE RESERVES.    Gross loss and LAE reserves totaled $9,126.7 million at December 31, 2005, $7,836.3 million at December 31, 2004 and $6,361.2 million at December 31, 2003. The increase in 2005 is primarily attributable to increased catastrophe losses, partially offset by favorable net prior period reserve adjustments and reduced premiums earned. The increase in 2004 and 2003 is primarily attributable to increased premiums earned, increase in catastrophe losses and net prior period reserve adjustments in select areas. Normal variability in claim settlements also affected both periods.

Effective January 1, 2004, Everest Re sold its United Kingdom branch to Bermuda Re. Business for this branch was previously included in the International segment and is now included in the Bermuda segment. Due to the sale and in accordance with FAS 131, the Company restated the International and Bermuda segments for the years ended December 31, 2003 to conform to December 31, 2005 and 2004 segment reporting.

The following tables summarize gross outstanding loss and LAE reserves by segment, segregated into case reserves and IBNR reserves, which are managed on a combined basis, for the periods indicated:

Gross Reserves By Segment
	As of December 31, 2005
(Dollars in thousands)	Case Reserves	IBNR Reserves	Total Reserves	% of Total
U.S. Reinsurance	$1,654,597	$2,423,192	$4,077,789	44.7%
U.S. Insurance	583,729	948,288	1,532,017	16.8%
Specialty Underwriting	273,369	184,719	458,088	5.0%
International	577,276	434,541	1,011,817	11.1%
Bermuda	618,066	779,465	1,397,531	15.3%

Total excluding A&E	3,707,037	4,770,205	8,477,242	92.9%
A&E	526,210	123,250	649,460	7.1%

Total including A&E	$4,233,247	$4,893,455	$9,126,702	100.0%

	As of December 31, 2004
(Dollars in thousands)	Case Reserves	IBNR Reserves	Total Reserves	% of Total
U.S. Reinsurance	$1,354,647	$2,174,762	$3,529,409	45.0%
U.S. Insurance	599,200	793,451	1,392,651	17.7%
Specialty Underwriting	215,187	158,793	373,980	4.8%
International	421,804	359,073	780,877	10.0%
Bermuda	425,273	605,791	1,031,064	13.2%

Total excluding A&E	3,016,111	4,091,870	7,107,981	90.7%
A&E	571,939	156,386	728,325	9.3%

Total including A&E	$3,588,050	$4,248,256	$7,836,306	100.0%

	As of December 31, 2003
(Dollars in thousands)	Case Reserves	IBNR Reserves	Total Reserves	% of Total
U.S. Reinsurance	$1,271,956	$1,835,902	$3,107,858	48.9%
U.S. Insurance	445,802	620,895	1,066,697	16.7%
Specialty Underwriting	228,572	80,839	309,411	4.9%
International	353,686	149,717	503,403	7.9%
Bermuda	256,059	352,559	608,618	9.6%

Total excluding A&E	2,556,075	3,039,912	5,595,987	88.0%
A&E	483,433	281,824	765,257	12.0%

Total including A&E	$3,039,508	$3,321,736	$6,361,244	100.0%

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

There can be no assurance that reserves for, and losses from, claim obligations will not increase in the future. However, management believes that the Company’s existing reserves and reserving methodologies lessen the probability that any such increase would have a material adverse effect on the Company’s financial condition, results of operations or cash flows. In this context, the Company notes that over the past 10 years, its past calendar year operations have been affected variably by effects from prior period reserve re-estimates, with such effects ranging from a favorable $62.1 million in 1997, representing 2.2% of the net prior period reserves for the year in which the adjustment was made, to an unfavorable $249.4 million in 2004, representing 3.7% of the net prior period reserves for the year in which the adjustment was made. The Company has noted that variability had increased for years 1999 to 2003 and has taken actions to attempt to reduce this year to year variability prospectively.

The following table represents the reserve levels and ranges as of December 31, 2005 for each of the Company’s business segments.

	Outstanding Reserves and Ranges By Segment (1) As of December 31, 2005
(Dollars in thousands)	As Reported	Low Range % (2)		Low Range (2)	High Range % (2)		High Range (2)
Gross Reserves By Segment
U.S. Reinsurance	$4,077,789	-10.2%		$3,663,855	10.2%		$4,491,723
U.S. Insurance	1,532,017	-14.0%		1,317,676	14.0%		1,746,358
Specialty Underwriting	458,088	-12.6%		400,578	12.6%		515,598
International	1,011,817	-9.4%		916,897	9.4%		1,106,737
Bermuda	1,397,531	-8.0%		1,286,049	8.0%		1,509,013

Total Gross Reserves
(excluding A&E)	8,477,242	-8.0%		7,797,978	8.0%		9,156,506

A&E (All Segments) (3) (4)	649,460	N	A	649,460	N	A	649,460

Total Gross Reserves (4)	$9,126,702	N	A	$8,447,438	N	A	$9,805,966

______________ (1) There can be no assurance that reserves will not ultimately exceed the indicated ranges, requiring additional income statement expense.
(2) Although totals are displayed for both the low range and high range amounts, it should be noted that statistically the range of the total is not equal to the sum of the ranges of the segments.
(3) Given the uncertainties surrounding the settlement of A&E losses, management is unable to establish a range for these obligations. As a result, these reserves which relate principally to the U.S. Reinsurance and Bermuda segments, have been segregated from reserves for which a range has been determined.
(4) NA means not applicable

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

Depending on the specific segment, the range derived for the loss reserves, excluding reserves for A&E exposures, ranges from minus 8.0% to minus 14.0% for the low range and from plus 8.0% to plus 14.0% for the high range. Both the higher and lower ranges are associated with the U.S. Insurance segment. Within each range, management’s best estimate of loss reserves is based on the point estimate derived by the Company’s actuaries in detailed reserve studies. Such ranges are necessarily subjective due to the lack of generally accepted actuarial standards with respect to their development. In particular, the Company notes that the width of the range is dependent on the level of confidence associated with the outcome. For the above presentation, management has assumed what it believes is a reasonable confidence level but notes that there can be no assurance that the Company’s claim obligations will not vary within and potentially outside of these ranges, requiring incurred loss adjustments in the period the variability is recognized. The Company is not able to establish a meaningful range for A&E reserves.

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

The vast majority of Mt. McKinley’s A&E exposed insurance policies are excess casualty policies, with aggregate coverage limits, which by definition also have protection afforded by underlying coverage. Mt. McKinley’s attachment points vary but usually are protected by millions, often tens of millions, of dollars of underlying coverage. The excess nature of most of Mt. McKinley’s policies also offers protection against “non-product” claims (for example, claims arising under general liability coverage). Although under some circumstances an excess policy could be exposed to non-product claims, such claims generally pose more of a risk to primary policies because non-product claims are generally less likely to aggregate. In addition, environmental claims arise under general liability coverage, and generally do not aggregate. Thus, these claims tend to create exposure for primary policies to a greater extent than excess policies.

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

With respect to both the Mt. McKinley and Everest Re operations, the Company was not a member of the Asbestos Claims Facility (“Wellington”) or the Center for Claims Resolution (“CCR”) claim settlement facilities. Insurers supporting those facilities made broad commitments concerning the application of insurance coverage to asbestos claims. With respect to its direct insurance exposures, the fact that the Company has not made those commitments may allow it to resolve insurance exposure to Wellington/CCR insureds more economically than if it had joined these facilities. With respect to its reinsurance exposures, although the Company was not a signatory to the Wellington or CCR facilities, it issued reinsurance contracts to ceding companies that were signatories. Because the insurers supporting these facilities have generally paid their exposures more quickly than non-signatory insurers, the Company believes that this has generally meant that it has paid its reinsurance exposure more quickly than it likely would have if it had not been subject to Wellington/CCR payments.

The Company believes that its A&E exposures are unique and differentiated, by the points noted above, from those insurers and reinsurers with appreciable A&E exposure but there can be no assurance that such factors will protect the Company from adverse development, perhaps material, or allow it to secure advantages in the settlement of its claims obligations.

The following table summarizes incurred losses with respect to A&E on both a gross and net of retrocessions basis for the periods indicated:

	Asbestos and Environmental Reserves Years Ended December 31,
(Dollars in millions)	2005	2004	2003
Gross Basis:
Beginning of period reserves	$728.3	$765.3	$667.9

Incurred losses and LAE:
Reported losses	110.2	297.1	128.6
Change in IBNR	(33.1)	(125.4)	44.0

Total incurred losses and LAE	77.1	171.7	172.6
Paid losses	(155.9)	(208.7)	(75.2)

End of period reserves	$649.5	$728.3	$765.3

Net Basis:
Beginning of period reserves	$506.7	$534.4	$527.5

Incurred losses and LAE:
Reported losses	102.3	271.8	15.9
Change in IBNR	(20.9)	(112.4)	34.3

Total incurred losses and LAE	81.4	159.4	50.2
Paid losses	(137.7)	(187.1)	(43.3)

End of period reserves	$450.4	$506.7	$534.4

At December 31, 2005, the gross reserves for A&E losses were comprised of $125.2 million representing case reserves reported by ceding companies, $157.6 million representing additional case reserves established by the Company on assumed reinsurance claims, $243.5 million representing case reserves established by the Company on direct insurance claims, including Mt. McKinley, and $123.2 million representing IBNR reserves.

The gross incurred losses for A&E exposures increased by $77.1 million and $171.7 million for the years ended December 31, 2005 and 2004, respectively. These increases are the result of re-evaluations by management reflecting additional information received from insureds and ceding companies, ongoing litigation, additional claims received and settlement activity. Management closely monitors this additional information and adjusts reserves accordingly. The net incurred losses primarily reflect the impact of the reinsurance agreement between Mt. McKinley and LM.

Industry analysts have developed a measurement, known as the survival ratio, to compare the A&E reserves among companies with such liabilities. The survival ratio is typically calculated by dividing a company’s current net reserves by the three year average of paid losses, and therefore measures the number of years that it would take to exhaust the current reserves based on historical payment patterns. Using this measurement, the Company’s net three year A&E survival ratio was 3.7 years at December 31, 2005. Adjusting for the effect of the reinsurance ceded under the reinsurance agreement with LM, this ratio rises to the equivalent of 5.0 years at December 31, 2005. The cession of $160.0 million to the stop loss reinsurance provided by LM in connection with the acquisition of Mt. McKinley results in unpaid proceeds that are not reflected in past net payments and effectively extend the funding available for future net payments.

Because the survival ratio was developed as a comparative measure of reserve strength and not of absolute reserve adequacy, the Company considers, but does not rely on, the survival ratio when evaluating its reserves. In particular, the Company notes that loss payout variability, which can be material, due in part to the Company’s orientation to negotiated settlements, particularly on its Mt. McKinley exposures, significantly impairs the credibility and utility of this measure as an analytical tool. During 2005, the Company made asbestos net claim payments of $68.0 million on Mt McKinley high profile claimants where the claim was either closed or a settlement was reached. Such payments, which are non-repetitive, do for 2005, and will for 2006 and 2007, distort the Company’s three year survival ratio. Adjusting for such settlements, recognizing total settlements are generally considered fully reserved to an agreed settlement, the Company considers that its adjusted A&E survival ratio for net unsettled claims is 10.7 years, which is closer to prevailing industry norms.

Developments in 2005 and 2004 affecting asbestos exposures in general and the Company’s asbestos exposures in particular, together with enhancements in the Company’s claim management and analytical processes, resulted in the reserve strengthening noted earlier. These developments and actions have increased the emphasis on asbestos exposures as a separate component of the Company’s A&E exposures. Despite the Company’s approach of handling A&E exposures on a combined basis, management believes additional disclosure of the asbestos element of its A&E exposures is appropriate.

The following tables summarize reserve and claim activity for asbestos claims, on both a gross and net of ceded reinsurance basis, for the periods indicated with particular emphasis on the differentiation of insured categories within the Mt. McKinley operation, which the Company believes reflects the most volatile element of its asbestos exposures for the years ended December 31:

	Gross Asbestos Exposures (1)
(Dollars in millions)	2005	2004	2003
Beginning of period reserves:
Direct Operations (Mt. McKinley)
Settlements in place ("SIP") (2)	$125.2	$110.1	$72.1
Actively managed (3)	-	-	6.6
Remaining high profile insureds	110.8	98.8	147.7
Other direct exposures	12.5	11.9	1.7
Incurred by not reported ("IBNR")	70.8	187.0	91.7

	319.3	407.8	319.8
Reinsurance Operations (Everest Re)
Case reserves	262.7	196.1	133.3
IBNR	50.3	48.9	88.2

	313.0	244.9	221.6

Total beginning of period reserves	632.3	652.7	541.4

Incurred losses and LAE:
Direct Operations (Mt. McKinley)
SIP settlements in place (2)	80.1	163.1	64.6
Actively managed (3)	-	-	(0.7)
Remaining high profile insureds	(50.4)	19.7	(44.7)
Other direct exposures	41.7	1.6	11.3
IBNR	(41.2)	(116.2)	95.3

	30.2	68.2	125.8
Reinsurance Operations (Everest Re)
Reported Losses	36.4	102.1	89.9
IBNR	10.4	1.5	(39.4)

	46.8	103.6	50.5

Total incurred losses and LAE	77.0	171.7	176.3

Paid losses:
Direct Operations (Mt. McKinley)
SIP settlements in place (2)	74.7	148.0	26.6
Actively managed (3)	-	-	5.9
Remaining high profile insureds	5.0	7.7	4.2
Other direct exposures	14.3	1.0	1.1

	94.0	156.7	37.8
Reinsurance Operations (Everest Re)	46.4	35.4	27.2

Total paid losses	140.4	192.1	65.0

End of period reserves:
Direct Operations (Mt. McKinley)
SIP settlements in place (2)	130.6	125.2	110.1
Actively managed (3)	-	-	-
Remaining high profile insureds	55.4	110.8	98.8
Other direct exposures	39.9	12.5	11.9
IBNR	29.6	70.8	187.0

	255.5	319.3	407.8
Reinsurance Operations (Everest Re)
Case reserves	252.7	262.7	196.1
IBNR	60.7	50.3	48.9

	313.4	313.0	244.9

Total end of period reserves	$568.9	$632.3	$652.7

______________ (1) Some totals may not reconcile due to rounding.
(2) Under SIP agreements, payments depend upon the insured's actual claims experience and may be subject to annual caps or other controls on the rate of payment.
(3) Actively Managed means that Mt. McKinley is managing the defense of claims against the insured.
3 Year Survival Ratio			4.3
3 Year Survival Ratio excluding SIP and actively managed			9.2

	Net Asbestos Exposures (1)
(Dollars in millions)	2005	2004	2003
Beginning of period reserves:
Direct Operations (Mt. McKinley)
Settlements in place ("SIP") (2)	$111.4	$99.3	$65.4
Actively managed (3)	-	-	5.9
Remaining high profile insureds	104.6	89.7	132.8
Losses Ceded to LM	(160.0)	(160.0)	(80.7)
Other direct exposures	11.4	9.4	1.5
IBNR	63.8	165.3	84.8

	131.2	203.7	209.7
Reinsurance Operations (Everest Re)
Case reserves	245.6	183.5	123.5
IBNR	31.0	32.7	70.2

	276.6	216.2	193.7

Total beginning of period reserves	407.8	419.9	403.4

Incurred losses and LAE:
Direct Operations (Mt. McKinley)
SIP settlements in place (2)	76.7	146.3	57.6
Actively managed (3)	-	-	(0.6)
Remaining high profile insureds	(46.9)	22.1	(39.3)
Losses Ceded to LM	-	-	(79.3)
Other direct exposures	35.1	3.1	8.5
IBNR	(36.5)	(101.6)	80.5

	28.4	69.9	27.4
Reinsurance Operations (Everest Re)
Reported Losses	35.6	91.8	60.3
IBNR	17.4	(1.7)	(37.5)

	53.0	90.1	22.8

Total incurred losses and LAE	81.4	160.0	50.2

Paid losses:
Direct Operations (Mt. McKinley)
SIP settlements in place (2)	68.0	134.3	23.7
Actively managed (3)	-	-	5.2
Remaining high profile insureds	4.7	7.0	3.8
Other direct exposures	11.1	1.1	0.6

	83.8	142.4	33.4
Reinsurance Operations (Everest Re)	40.1	29.7	0.3

Total paid losses	123.9	172.1	33.7

End of period reserves:
Direct Operations (Mt. McKinley)
SIP settlements in place (2)	120.1	111.4	99.3
Actively managed (3)	-	-	-
Remaining high profile insureds	53.0	104.6	89.7
Losses Ceded to LM	(160.0)	(160.0)	(160.0)
Other direct exposures	35.4	11.4	9.4
IBNR	27.3	63.8	165.3

	75.8	131.2	203.7
Reinsurance Operations (Everest Re)
Case reserves	241.1	245.6	183.5
IBNR	48.4	31.0	32.7

	289.5	276.6	216.2

Total end of period reserves (4)
	$365.3	$407.8	$419.9

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
3 Year Survival Ratio			3.3
3 Year Survival Ratio excluding stop loss			4.8
3 Year Survival Ratio excluding SIP, actively managed & stop loss			12.3

The Company’s net three year survival ratio on its asbestos exposures only was 3.3 years for the period ended December 31, 2005. This three year survival ratio, when adjusted for the effect of the reinsurance ceded under the stop loss cover from LM, was 4.8 years and, when adjusted for settlements in place and structured settlements, which are either fully funded by reserves or subject to financial terms that substantially limit the potential variability in the liability, and the stop loss protection from LM, was 12.3 years.

SHAREHOLDERS’ EQUITY.    The Company’s shareholders’ equity increased to $4,139.7 million as of December 31, 2005 from $3,712.5 million as of December 31, 2004, principally reflecting $758.3 million in net proceeds from the issuance of common shares, partially offset by $218.7 million net loss for the year ended December 31, 2005, a decrease of $77.8 million in net unrealized appreciation of investments, a $27.0 million decrease in foreign currency translation, $25.4 million in shareholder dividends and an increase of $2.9 million in the minimum pension liability. The Company’s shareholders’ equity increased to $3,712.5 million as of December 31, 2004 from $3,164.9 million as of December 31, 2003, principally reflecting $494.9 million of net income for the year ended December 31, 2004, $26.5 million in net proceeds from options exercised, an increase of $25.7 million in net unrealized appreciation of investments and a $22.9 million increase in foreign currency translation, partially offset by $22.4 million in shareholder dividends. Dividends of $25.4 million, $22.4 million and $19.6 million were declared and paid by the Company in 2005, 2004 and 2003, respectively.

LIQUIDITY AND CAPITAL RESOURCES
CAPITAL.    The Company’s business operations are in part dependent on the Company’s financial strength, and the market’s perception thereof, as measured by shareholders’ equity, which was $4,139.7 million and $3,712.5 million at December 31, 2005 and 2004, respectively. The Company has flexibility with respect to capitalization as a result of its perceived financial strength, including its financial strength ratings as assigned by independent rating agencies, and its access to the debt and equity markets. The Company continuously monitors its capital and financial position, as well as investment and security market conditions, both in general and with respect to the Company’s securities, and responds accordingly.

From time to time, the Company has used open market share repurchases to effectively adjust its capital position. It made no such purchases in 2005 or in 2004. In September 2004, the Company’s authorization to purchase its shares was amended to authorize the repurchase of up to 5 million shares. The Company notes that, outside of its open market repurchase program, it repurchased 10,430 shares in 2005 and 4,800 shares in 2004 from employees in connection with restricted share vestings where individual employees chose to discharge withholding tax liabilities on vesting shares by the surrender of a portion of such shares and 328 shares in 2005 from a non-employee in connection with payment of the option exercise price. At December 31, 2005, 5 million shares remained under the existing repurchase authorization.

On December 1, 2005 under the new registration and offering revisions to the Securities Act of 1933, the Company filed a shelf registration statement on Form S-3 with the SEC, as a Well Known Seasoned Issuer. Generally, under this shelf registration statement, Group is authorized to issue common shares, preferred shares, debt securities, warrants and hybrid securities, Holdings is authorized to issue debt securities and Everest Re Capital Trust III (“Capital Trust III”) is authorized to issue trust preferred securities.

•	On December 1, 2005, the Company issued 2,238,000 of its common shares at a price of $102.89 per share, which resulted in $236.4 million of proceeds before expenses of approximately $0.3 million and Holdings sold Group shares it acquired in 2002 at a price of $102.89 per share, which resulted in $46.5 million of proceeds, before expenses of approximately $0.2 million.

On June 27, 2003, the Company filed a shelf registration statement on Form S-3 with the SEC, providing for the issuance of up to $975 million of securities. Generally, under this shelf registration statement, Group was authorized to issue common shares, preferred shares, debt securities, warrants and hybrid securities, Holdings was authorized to issue debt securities and Capital Trust II and Capital Trust III were authorized to issue trust preferred securities. This shelf registration statement became effective on December 22, 2003 and was exhausted with the October 6, 2005 transaction described below. The following securities were pursuant to that registration statement.

•	On March 29, 2004, Capital Trust II, an unconsolidated affiliate, issued trust preferred securities resulting in a takedown from the shelf registration statement of $320 million. In conjunction with the issuance of Capital Trust II’s trust preferred securities, Holdings issued $329.9 million of 6.20% junior subordinated debt securities due March 29, 2034 to Capital Trust II. Part of the proceeds from the junior subordinated debt securities issuance was used for capital contributions to Holdings’ operating subsidiaries.

•	On October 6, 2004, Holdings completed a public offering of $250.0 million principal amount of 5.40% senior notes due October 15, 2014. The net proceeds were used to retire existing debt at Holdings, which was due and retired on March 15, 2005.

•	On October 6, 2005, the Company expanded the size of the remaining shelf registration to $486.0 million by filing under Rule 462(b) of the Securities Act of 1933, as amended, and General Instruction IV of Form S-3 promulgated there under. On the same date, the Company entered into an agreement to issue 5,200,000 of its common shares at a price of $91.50 per share, which resulted in $475.8 million in proceeds received on October 12, 2005, before expenses of approximately $0.3 million. This transaction effectively exhausted the December 22, 2003 shelf registration.

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

•	On November 14, 2002, pursuant to a trust agreement between Holdings and JPMorgan Chase Bank, the property trustee, and Chase Manhattan Bank USA, the Delaware trustee, Capital Trust, an unconsolidated affiliate, completed a public offering of $210.0 million of 7.85% trust preferred securities, resulting in net proceeds of $203.4 million. The proceeds of the issuance were used to purchase $210 million of 7.85% junior subordinated debt securities of Holdings that will be held in trust by the property trustee for the benefit of the holders of the trust preferred securities. In conjunction with the issuance of Capital Trust’s trust preferred securities, Holdings issued $216.5 million of 7.85% junior subordinated debt securities due November 15, 2032 to Capital Trust. The proceeds from the junior subordinated debt securities issuance were primarily used for capital contributions to Holdings’ operating subsidiaries.

•	On April 23, 2003, the Company expanded the size of the remaining shelf registration to $318 million by filing a post-effective amendment under Rule 462(b) of the Securities Act of 1933, as amended, and General Instruction IV of Form S-3 promulgated thereunder. On the same date, the Company issued 4,480,135 of its common shares at a price of $70.75 per share, which resulted in $317.0 million in proceeds, before expenses of approximately $0.2 million. This transaction effectively exhausted the September 26, 2002 shelf registration.

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

On March 14, 2000, Holdings completed public offerings of $200.0 million principal amount of 8.75% senior notes due March 15, 2010 and $250.0 million principal amount of 8.5% senior notes due and retired March 15, 2005. During 2000, the net proceeds of these offerings and additional funds were distributed by Holdings to Group.

LIQUIDITY.    The Company’s current investment strategy generally seeks to maximize after-tax income through a high quality, diversified, taxable bond and tax-preferenced fixed maturity portfolio, while maintaining an adequate level of liquidity. The Company’s mix of taxable and tax-preferenced investments is adjusted continuously, consistent with the Company’s current and projected operating results, market conditions and tax position. With changes the Company perceives in overall investment market conditions, the Company continues to reweight its view of total return and added $440.0 million in 2005 and $496.5 million in 2004 of equity securities into the overall investment portfolio.

The Company’s liquidity requirements are generally met from positive cash flow from operations. Positive cash flow results from reinsurance and insurance premiums being collected prior to disbursements for claims, which disbursements generally take place over an extended period after the collection of premiums, sometimes a period of many years. Collected premiums are generally invested, prior to their use in such disbursements, and investment income provides additional funding for loss payments. The Company’s net cash flows from operating activities were $1,065.7 million, $1,487.6 million and $1,653.8 million for the years ended December 31, 2005, 2004 and 2003, respectively. Additionally, these cash flows reflected net tax payments of $110.9 million, $100.0 million and $52.6 million for the years ended December 31, 2005, 2004 and 2003, respectively; net catastrophe loss payments of $459.7 million, $200.9 million and $96.0 million for the years ended December 31, 2005, 2004 and 2003, respectively; and net A&E settlements of $137.7 million, $187.1 million and $43.3 million for the years ended December 31, 2005, 2004 and 2003, respectively. The decrease in net cash flows from operations in 2005 compared with 2004 was primarily due to higher claim payments on catastrophes combined with lower premium volume. The decrease in cash flow in 2004 compared with 2003 was primarily due to higher claim payments on catastrophes and increased A&E settlements.

In periods for which disbursements for claims and benefits, policy acquisition costs and other operating expenses exceed premium inflows, cash flow from insurance operations would be negative. The effect on cash flow from operations would be partially offset by cash flow from investment income. Additionally, cash flow from investment maturities and dispositions, both short term investments and longer term maturities, would further mitigate the impact on total cash flow.

As the exact timing of the payment of claims and benefits cannot be predicted with certainty, the Company maintains portfolios of long term invested assets with varying maturities, along with short-term investments that are intended to provide adequate cash for payment of claims. At December 31, 2005 and December 31, 2004 the Company held cash and short-term investments of $1,551.0 million and $770.8 million, respectively. Part of the elevated short-term cash position will be used to pay catastrophe claims. In addition to these cash and short-term investments at December 31, 2005, the Company had $0.4 billion, at fair value, of available for sale fixed maturity securities maturing within one year or less, $2.5 billion maturing within one to five years and $7.2 billion maturing after five years. The Company’s $1.1 billion of equity securities are comprised primarily of securities that can be easily liquidated. These fixed maturity and equity securities, in conjunction with the short-term investments and positive cash flow from operations, provide adequate sources of liquidity for the expected payment of losses in the near future. The Company does not anticipate selling securities or using available credit facilities to pay losses and LAE but has the ability to do so. Sales might result in realized capital gains or losses and the Company notes that at December 31, 2005 it had $214.6 million of net unrealized appreciation, net of $125.5 million of taxes, comprised of $443.1 million of pre-tax appreciation and $103.0 million of pre-tax depreciation.

Management expects the trend of positive cash flow from operations, which in general reflects the strength of overall pricing, to persist over the near term; however, this continuing underlying trend will be negatively impacted by future catastrophe payments. In the intermediate and long term, the trend will be impacted by the extent to which competitive pressures change overall pricing available in the Company’s markets and the extent to which the Company successfully maintains its strategy of emphasizing profitability over volume.

Effective December 8, 2004, Group, Bermuda Re, and Everest International entered into a three year, $750 million senior credit facility with a syndicate of lenders (the “Group Credit Facility”). Wachovia Bank is the administrative agent for the Group Credit Facility. The Group Credit Facility consists of two tranches. Tranche one provides up to $250 million of revolving credit for liquidity and general corporate purposes, and for the issuance of standby letters of credit. The interest on the revolving loans shall, at the option of each of the borrowers, be either (1) Base Rate (as defined below) or (2) an adjusted London Interbank Offered Rate (“LIBOR”) plus a margin. The Base Rate is the higher of the rate of interest established by Wachovia Bank from time to time as its prime rate or the Federal Funds rate, in each case plus 0.5% per annum. The amount of margin and the fees payable for the Group Credit Facility depend on Group’s senior unsecured debt rating. Tranche two exclusively provides up to $500 million for the issuance of standby letters of credit on a collateralized basis.

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth amount. Minimum net worth is an amount equal to the sum of (i) $2,599 million (base amount) plus (ii) (A) 25% of consolidated net income for each of Group’s fiscal quarters and (B) 50% of any increase in consolidated net worth attributable to the issuance of ordinary and preferred shares. The base amount is reset at the end of each fiscal year to be the greater of 70% of Group’s consolidated net worth as of the last day of the fiscal year and the calculated minimum amount of net worth prior to the last day of the fiscal year. As of December 31, 2005, the Company was in compliance with these covenants.

During the year ended December 31, 2005, there were no borrowings under tranche one of the Group Credit Facility. As of December 31, 2005, the Company had $122.2 million of letters of credit outstanding under tranche two of the Group Credit Facility. In addition, the Company had $228.3 million in letters of credit outstanding at December 31, 2005 under a $350 million bilateral agreement with Citibank. All of these letters of credit are collateralized by the Company’s cash and investments. These letters of credit are generally used to collateralize reinsurance assumed by Bermuda Re from jurisdictions where collateralization is generally required for the ceding company to receive credit for such reinsurance recoverables from its principal regulator. Bermuda Re and Everest International also used trust arrangements to provide collateralization to ceding companies, including affiliates. The Company generally avoids providing collateral except where required for ceding companies to receive credit from their regulators. Additionally, at December 31, 2005, $164.4 million of assets were deposited in trust accounts, primarily on behalf of Bermuda Re, as security for assumed losses payable to certain non-affiliated ceding companies.

Effective October 10, 2003, Holdings entered into a three year, $150.0 million senior revolving credit facility with a syndicate of lenders, replacing the December 21, 1999 three year senior revolving credit facility, which expired on December 19, 2003. Both the October 10, 2003 and December 21, 1999 senior revolving credit agreements, which have similar terms, are referred to as the “Holdings Credit Facility”. Wachovia Bank is the administrative agent for the Holdings Credit Facility. The Holdings Credit Facility is used for liquidity and general corporate purposes. The Holdings Credit Facility provides for the borrowing of up to $150.0 million with interest at a rate selected by Holdings equal to either, (1) the Base Rate (as defined below) or (2) an adjusted LIBOR plus a margin. The Base Rate is the higher of the rate of interest established by Wachovia Bank from time to time as its prime rate or the Federal Funds rate, in each case plus 0.5% per annum. The amount of margin and the fees payable for the Holdings Credit Facility depends upon Holdings’ senior unsecured debt rating.

The Holdings Credit Facility requires Holdings to maintain a debt to capital ratio of not greater than 0.35 to 1, Holdings to maintain a minimum interest coverage ratio of 2.5 to 1 and Everest Re to maintain its statutory surplus at $1.0 billion plus 25% of future aggregate net income and 25% of future aggregate capital contributions after December 31, 2002. As of December 31, 2005, the Company was in compliance with these covenants.

During the year ended December 31, 2005, there were no payments made and no incremental borrowings under the Holdings Credit Facility. During the year ended December 31, 2004, there were payments made of $70.0 million and there were no incremental borrowings made under Holdings Credit Facility. During the year ended December 31, 2003, there were no payments made and no incremental borrowings made under Holdings Credit Facility. As of December 31, 2005, 2004 and 2003, there were outstanding Holdings Credit Facility borrowings of $0.0 million, $0.0 million and $70.0 million, respectively.

Interest expense and fees incurred in connection with the Group Credit Facility and the Holdings Credit Facility were $0.4 million for the year ended December 31, 2005. Interest expense and fees incurred in connection with the Holdings Credit Facility were $1.2 million and $1.4 million for the years ended December 31, 2004 and 2003, respectively.

The Company’s 2005 total cash flow, as distinguished from its cash flow from operations, activity in 2005 included $758.3 million of new investable cash from Group’s issuance of common shares and Holdings’ sale of Group’s shares. The total cash flow activity in 2004 included $320.0 million of new investable cash from Holdings’ issuance of junior subordinated debt securities in March and $246.7 million of new investable cash from Holdings’ issuance of senior notes securities in October. The total cash flow activity in 2003 included $316.8 million of new investable cash resulting from Group’s offering of common shares in April of that year.

EXPOSURE TO CATASTROPHES.    Like other insurance and reinsurance companies, the Company is exposed to multiple insured losses arising out of a single occurrence, whether a natural event, such as a hurricane or an earthquake, or other catastrophe, such as an explosion at a major factory. Any such catastrophic event could generate insured losses in one or more of the Company’s reinsurance treaties, facultative certificates, or across lines of business, including property and/or casualty.

The Company focuses on potential losses that can be generated by any single event as part of its evaluation and monitoring of its aggregate exposures to catastrophic events. Accordingly, the Company employs various techniques to estimate the amount of loss it could sustain from any single catastrophic event in various geographic areas. These techniques range from non-modeled deterministic approaches—such as tracking aggregate limits exposed in catastrophe-prone zones and applying historic damage factors—to modeled approaches that scientifically measure catastrophe risks using sophisticated Monte Carlo simulation techniques that provide insights into the frequency and severity of expected losses on a probabilistic basis.

To date, there is not one universal model capable of projecting the amount and probability of loss in all global geographical regions that the Company conducts business. In addition, the form, quality, and granularity of underwriting exposure data furnished by ceding companies is not always fully aligned with the data requirements for the Company’s licensed model(s) creating potential imprecision in the potential loss projections. Further, the results from multiple models and analytical methods must be combined and interpolated to estimate potential losses by and across business units. Such combination techniques are inherently difficult to apply and may affect the precision of the Company’s estimates. Also, most models have not been accurate in forecasting losses from the unprecedented series of hurricanes that impacted the insurance industry in 2004 and 2005. In particular, many models did not fully consider some of the perils and factors, which have been major contributors to the scale of events like the Katrina loss, such as flood, storm surge, and potential demand surge. Finally, uncertainties with respect to future climate patterns and cycles introduce significant uncertainty with respect to the accuracy of loss projections from models using historic long-term frequency and severity data.

Nevertheless, when combined with traditional risk management and sound underwriting judgment, catastrophe models continue to be a useful tool for underwriters to price cat-exposed risks and for providing management with quantitative analysis with regard to monitoring and managing its catastrophe risk exposure by zone and risk hazard.

Projected losses with respect to catastrophe events are generally summarized in terms of the probable maximum loss or PML. The Company defines PML as its anticipated loss, taking into account contract terms and limits, caused by a single catastrophe affecting a broad contiguous geographic area, such as that caused by a hurricane or earthquake. The expected PML will vary with the severity of modeled simulated losses and vary with the in-force book of business. The projected severity levels are described in terms of “return periods”, such as “100-year events” and “250-year events”. Simply speaking, a 100-year PML corresponds to a 1% probability that losses from an event could exceed the indicated PML; alternatively, it corresponds to a 99% probability that the loss distribution for an event falls below the indicated PML.

From a risk management perspective, the Company continues to manage its catastrophe risk such that its largest individual 100-year event, on an after-tax basis, generally does not exceed approximately one-half of projected net income. Management also monitors its largest PMLs at multiple points along the loss distribution curve, such as loss amounts at the 20, 50, 100, 250, 500, and 1,000 year return periods. This monitoring procedure enables management to identify discrete risk zone and risk hazard exposure accumulations for integration into risk, underwriting and capital management processes.

The Company’s catastrophe loss projections, segmented by risk zones, are updated quarterly and reviewed as part of a formal risk management review process.

The Company believes that the greatest 1 in 100 year catastrophe exposure world wide from any single event is to a hurricane affecting the U.S. southeast coast where the Company estimates it has a pre-tax PML exposure of $532 million. See also table under “Risk Management and Retrocession Arrangements”.

If such a single catastrophe loss were to occur, management estimates that the effect on the Company’s income before and after taxes would be approximately $532 million and $415 million, respectively. Such impact represents approximately 10.0% of the Company’s beginning of year capital. Such estimates involve multiple variables, including which Everest entity would experience the loss, and as a result there can be no assurance that this amount would not be exceeded.

The Company employs a retrocessional approach under which the Company may purchase reinsurance to cover specific business written or as a corporate level retrocessional program covering the potential accumulation or aggregation of exposures across some or all of the Company’s operations. All reinsurance purchasing decisions consider both the potential coverage and market conditions with respect to the pricing, terms, conditions and availability of such coverage, with the aim of securing cost effective protection. The level of reinsurance coverage varies over time, reflecting the underwriter’s and/or Company’s view of the changing dynamics of both the underlying exposure and the reinsurance markets.

For 2004, 2005 and thus far in 2006, the Company has chosen not to purchase corporate retrocessional protection and to generally de-emphasize the purchase of specific reinsurance by its underwriters, reflecting the Company’s view that its exposures, in the context of its capital and financial position and current market pricing, do not warrant reinsurance purchases at currently unattractive retrocessional price levels. For 1999, 2000 and 2001, the Company purchased accident year aggregate excess of loss retrocession coverage, which provided up to $175.0 million of recoveries per accident year if Everest Re’s consolidated statutory basis accident year loss ratio exceeded a loss ratio attachment point provided in the contract for the respective accident years. Each arrangement provided for an adjustment premium, which reduces the net benefit by approximately 50%, in the event that the coverage is used. There are no remaining limits available under these coverages. See ITEM 1, “Business — Risk Management of Underwriting and Retrocession Arrangements” for further details.

CONTRACTUAL OBLIGATIONS.    The following table shows the Company’s contractual obligations for the year ended December 31, 2005:

(Dollars in millions)	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
8.75% Senior notes	$200.0	$-	$-	$200.0	$-
5.4% Senior notes	250.0	-	-	-	250.0
Junior subordinated debt	546.4	-	-	-	546.4
Interest expense	1,205.9	67.3	134.7	125.9	878.0
Employee benefit plans	6.4	6.4	-	-	-
Operating lease agreements	31.2	6.0	12.1	10.7	2.4
Gross reserve for losses and LAE (1)	9,126.7	2,220.2	3,215.7	983.5	2,707.3

Total	$11,366.6	$2,299.9	$3,362.5	$1,320.1	$4,384.1

______________

(1) Loss and LAE reserves represent the Company’s best estimate of losses from claim and related settlement costs. Both the amounts and timing of such payments are estimates, and the inherent variability of resolving claims as well as changes in market conditions make the timing of cash outflows uncertain. Therefore, the ultimate amount and timing of loss and LAE payments could differ from the Company’s estimates.

The senior notes and junior subordinated debt contractual obligations are the responsibility of Holdings. While the Company has sufficient cash flow, liquidity, investments and access to capital markets to satisfy these obligations, Holdings generally depends for its funding upon dividends from Everest Re, its operating insurance subsidiary, capital contributions from Group or access to the capital markets. The Company’s various operating insurance and reinsurance subsidiaries have sufficient cash flow, liquidity and investments to settle outstanding reserves for losses and LAE. Management believes that the Company, and each of its entities, have sufficient financial resources, or ready access thereto, to meet all obligations.

DIVIDENDS
During 2005, 2004 and 2003, the Company declared and paid shareholder dividends of $25.4 million, $22.4 million and $19.6 million, respectively. As an insurance holding company, the Company is partially dependent on dividends and other permitted payments from its subsidiaries to pay cash dividends to its shareholders. The payment of dividends to Group by Holdings and to Holdings by Everest Re is subject to Delaware regulatory restrictions and the payment of dividends to Group by Bermuda Re is subject to Bermuda insurance regulatory restrictions. Management expects that, absent extraordinary catastrophe losses, such restrictions should not affect Everest Re’s ability to declare and pay dividends sufficient to support Holdings’ general corporate needs and Holdings’ and Bermuda Re’s ability to declare and pay dividends sufficient to support Group’s general corporate needs. For the years ended December 31, 2005, 2004 and 2003, Everest Re paid dividends to Holdings of $75 million, $70 million and $45 million, respectively. For the years ended December 31, 2005 and 2004 Bermuda Re paid dividends to Group of $45 million and $15 million, respectively. See ITEM 1, “Business – Regulatory Matters – Dividends” and Note 14A of Notes to Consolidated Financial Statements.

APPLICATION OF NEW ACCOUNTING STANDARDS
In January 2003, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 addresses whether certain types of entities, referred to as variable interest entities (“VIEs”), should be consolidated or deconsolidated in a company’s financial statements. During December 2003, the FASB issued FIN 46R, replacing FIN 46. FIN 46R became effective, for entities that had not adopted FIN 46 as of December 24, 2003. The Company adopted FIN 46R in the first quarter of 2004, resulting in the deconsolidation of Capital Trust and Capital Trust II. For 2003, where applicable, the financial statements have been restated to reflect the deconsolidation.

In December 2004, the FASB issued FASB Statement 123(R) “Share-Based Payment” (“FAS 123(R)”). FAS 123(R) requires all share-based compensation awards granted, modified or settled after December 15, 1994 to be accounted for using the fair value method of accounting. Under the modified prospective application, compensation cost is recognized for the outstanding, non-vested awards based on the grant date fair value of those awards as calculated under FAS 123. As the Company implemented FAS 123 prospectively for grants issued on or after January 1, 2002, the Company does not expect the adoption of the statement to have a material impact on the Company’s financial condition or results of operation. The application of FAS 123(R) will become effective for fiscal years starting after June 15, 2005. The Company will adopt FAS 123(R) effective January 1, 2006.

In November 2005, the FASB issued the FASB Staff Position (“FSP”) FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FAS 115-1”). FAS 115-1 would be applied prospectively and the effective date would be reporting periods beginning after December 15, 2005. The Company continues to apply Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“FAS 115”), and the SEC’s Staff Accounting Bulletin Topic 5:M, “Other Than Temporary Impairment Of Certain Investments In Debt And Equity Securities” and believes that unrealized losses in its investment portfolio are temporary in nature.

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

The Company’s current investment strategy seeks to maximize after-tax income through a high quality, diversified, taxable and tax-preferenced fixed maturity portfolio, while maintaining an adequate level of liquidity. The Company’s mix of taxable and tax-preferenced investments is adjusted continuously, consistent with its current and projected operating results, market conditions and the Company’s tax position. The fixed maturities in the investment portfolio are comprised of non-trading available for sale securities. Additionally, the Company invests in equity securities, which it believes will enhance the risk-adjusted total return of the investment portfolio. The Company has also engaged in a small number of specialized equity put options.

The overall investment strategy considers the scope of present and anticipated Company operations. In particular, estimates of the financial impact resulting from non-investment asset and liability transactions, together with the Company’s capital structure and other factors, are used to develop a net liability analysis. This analysis includes estimated payout characteristics for which the investments of the Company provide liquidity. This analysis is considered in the development of specific investment strategies for asset allocation, duration and credit quality. The change in overall market sensitive risk exposure principally reflects the asset changes that took place during the period, including a reduction of the duration of the fixed maturity portfolio that in turn reduced the impact of interest rate shift on the entire portfolio.

The Company’s $13.0 billion investment portfolio at December 31, 2005 is principally comprised of fixed maturity securities, which are subject to interest rate risk and foreign currency rate risk, and equity securities, which are subject to equity price risk. The impact of the foreign exchange risks on the investment portfolio is generally mitigated by changes in the value of operating assets and liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity portfolio, including short-term investments, due to change in market interest rates. In a declining interest rate environment, it includes prepayment risk on the $1,527.2 million of mortgage-backed securities in the $10,042.1 million fixed maturity portfolio. Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The tables below display the potential impact of market value fluctuations and after-tax unrealized appreciation on the Company’s fixed maturity portfolio (including $1.4 billion of short-term investments) as of December 31, 2005 and 2004 based on parallel and immediate 200 basis point shifts in interest rates up and down in 100 basis point increments. For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually. To generate appropriate price estimates on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account. For legal entities with a non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios. All amounts are in U.S. dollars and are presented in millions.

2005 Interest Rate Shift in Basis Points
	-200	-100	0	100	200
Total Market Value	$12,516.8	$12,007.4	$11,485.9	$10,931.9	$10,377.0
Market Value Change from Base (%)	9.0%	4.5%	0.0%	-4.8	-9.7
Change in Unrealized Appreciation
After-tax from Base ($)	$773.7	$390.4	$-	$(410.7)	$(820.7)
2004 Interest Rate Shift in Basis Points
	-200	-100	0	100	200
Total Market Value	$11,798.6	$11,172.8	$10,533.0	$9,882.1	$9,262.2
Market Value Change from Base (%)	12.0%	6.1%	0.0%	-6.2	-12.1
Change in Unrealized Appreciation
After-tax from Base ($)	$936.7	$472.1	$-	$(478.9)	$(936.3)

The Company had $9,126.7 million and $7,836.3 million of reserves for losses and LAE as of December 31, 2005 and December 31, 2004. These amounts are recorded at their nominal or estimated ultimate payment amount, as opposed to fair value, which would reflect a discount adjustment to reflect the time value of money. Since losses are paid out over a period of time, the fair value of the reserves is less than the nominal value. As interest rates rise, the fair value of the reserves decreases and, conversely, if interest rates decline, the fair value will increase. These movements are the opposite of the interest rate impacts on the fair value of investments since reserves are future obligations. While the difference between fair value and nominal value is not reflected in the Company’s financial statements, the Company’ financial results will include investment income over time from the investment portfolio until the claims are paid. The Company’s loss and loss reserve obligations have an expected duration of approximately 3.9 years, which is reasonably consistent with the Company’s fixed income portfolio. If the company were to discount its loss and LAE reserves, net of $1.0 billion of reinsurance receivables on unpaid losses, the discount would be approximately $1.5 billion resulting in a discounted reserve balance of approximately $6.6 billion, representing approximately 57% of the fixed maturity market value. The existence of such obligations, and the variable differential between ultimate and fair value, which in theory applies equally to invested assets and insurance liabilities, provides substantial mitigation of the economic effects of interest rate variability even though such mitigation is not reflected in the Company’s financial statements.

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

The tables below display the impact on market value and after-tax unrealized appreciation of a 20% change in equity prices up and down in 10% increments as of December 31, 2005 and 2004. The growth in exposure is primarily due to the growth in the equity portfolio. All amounts are in U.S. dollars and are presented in millions.

2005 Change in Equity Values in Percent
	-20%	-10%	0%	10%	20%
Market Value of the Equity Portfolio	$872.7	$981.7	$1,090.8	$1,199.9	$1,309.0
After-tax Change in Unrealized Appreciation	$(146.5)	$(73.3)	$-	$73.3	$146.5
2004 Change in Equity Values in Percent
	-20%	-10%	0%	10%	20%
Market Value of the Equity Portfolio	$520.7	$585.8	$650.9	$716.0	$781.0
After-tax Change in Unrealized Appreciation	$(84.6)	$(42.3)	$-	$42.3	$84.6

Foreign currency rate risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates. Each of the Company’s non-U.S./Bermuda (“foreign”) operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines. Generally, the Company prefers to maintain the capital of its operations in U.S. dollar assets, although this varies by regulatory jurisdiction in accordance with market needs. Each foreign operation may conduct business in its local currency, as well as the currency of other countries in which it operates. The primary foreign currency exposures for these foreign operations are the Canadian Dollar, the British Pound Sterling and the Euro. The Company mitigates foreign exchange exposure by a general matching of the currency and duration of its assets to its corresponding operating liabilities. In accordance with Statement of Financial Accounting Standards No. 52 “Foreign Currency Translation”, the Company translates the assets, liabilities and income of non-U.S. dollar functional currency legal entities to the U.S. dollar. This translation amount is reported as a component of other comprehensive income.

The tables below display the potential impact of a parallel and immediate 20% increase and decrease in foreign exchange rates on the valuation of invested assets subject to foreign currency exposure in 10% increments as of December 31, 2005 and 2004. This analysis includes the after-tax impact of translation from transactional currency to functional currency as well as the after-tax impact of translation from functional currency to the U.S. dollar reporting currency. The reduction in exposure between 2005 and 2004 principally arises from the strengthening of the U.S. dollar in relation to the British Pound Sterling and the Euro throughout the year. All amounts are in U.S. dollars and are presented in millions.

2005 Change in Foreign Exchange Rates in Percent
	-20%	-10%	0%	10%	20%
Total After-tax Foreign Exchange Exposure	$(101.0)	$(57.0)	$-	$66.4	$139.9
2004 Change in Foreign Exchange Rates in Percent
	-20%		-10%	0%	10%	20%
Total After-tax Foreign Exchange Exposure	$(180.	8)	$(95.1)	$-	$102.0	$209.2

Although not considered material in the context of the Company’s aggregate exposure to market sensitive instruments, the Company has issued six specialized equity put options based on the S&P 500 index and one specialized equity put option based on the FTSE 100 index, that are market sensitive and sufficiently unique to warrant supplemental disclosure.

The Company has sold six specialized equity put options based on the S&P 500 index for total consideration, net of commissions, of $22.5 million. These contracts each have a single exercise date, with original maturities ranging from 12 to 30 years and strike prices ranging from $1,141.21 to $1,540.63. No amounts will be payable under these contracts if the S&P 500 index is at or above the strike price on the exercise dates, which currently fall between June 2017 and March 2031. If the S&P 500 index is lower than the strike price on the applicable exercise date, the amount due will vary proportionately with the percentage by which the index is below the strike price. Based on historical index volatilities and trends and the December 31, 2005 index value, the Company estimates the probability for each contract of the S&P 500 index being below the strike price on the exercise date to be less than 4.8%. The theoretical maximum payouts under the contracts would occur if on each of the exercise dates the S&P 500 index value were zero. The present value of these theoretical maximum payouts using a 6.0% discount factor is $201.2 million.

The company has sold one specialized equity put option based on the FTSE 100 index for total consideration, net of commissions, of $6.7 million. This contract has an exercise date of July 2020 and a strike price of £5,989.75. No amount will be payable under this contract if the FTSE 100 index is at or above the strike price on the exercise date. If the FTSE 100 index is lower than the strike price on the applicable exercise date, the amount due will vary proportionately with the percentage by which the index is below the strike price. Based on historical index volatilities and trends and the December 31, 2005 index value, the Company estimates the probability for this FTSE 100 index contract being below the strike price on the exercise date to be less than 8.4%. The theoretical maximum payout under the contract would occur if on the exercise date the FTSE 100 index value was zero. The present value of the theoretical maximum payout using a 6.0% discount factor and current exchange rate is $24.2 million.

As these specialized equity put options are derivatives within the framework of FAS 133, the Company reports the fair value of these instruments in its balance sheet and records any changes to fair value in its statement of operations. The Company has recorded fair values for its obligations on these specialized equity put options at December 31, 2005 and 2004 of $36.3 million and $21.5 million, respectively; however, the Company does not believe that the ultimate settlement of these transactions is likely to require a payment that would exceed the initial consideration received or any payment at all.

As there is no active market for these instruments, the determination of their fair value is based on an industry accepted option pricing model, which requires estimates and assumptions, including those regarding volatility and expected rates of return.

The tables below estimate the impact of potential movements in interest rates and the equity indices, which are the principal factors affecting fair value of these instruments, looking forward from the fair value at December 31, 2005 and 2004. These are estimates and there can be no assurance regarding future market performance. The asymmetrical results of the interest rate and S&P 500 and FTSE 100 indices shift reflect that the liability cannot fall below zero whereas it can increase to its theoretical maximum.

As of December 31, 2005 Equity Indices Put Options Obligation – Sensitivity Analysis (Dollars in millions)

Interest Rate Shift in Basis Points:	-100	-50	0	50	100
Total Market Value	$52.6	$43.8	$36.3	$30.1	$24.8
Market Value Change from Base (%)	-44.8%	-20.5%	0.0%	17.2%	31.7%
Interest Rate Shift in Basis Points:	-200	-100	0	100	200
Total Market Value	$45.4	$40.5	$36.3	$32.8	$29.7
Market Value Change from Base (%)	-24.9%	-11.4%	0.0%	9.8%	18.3%
Interest Rate Shift in Basis Points:	-100/-200	-50/-100	0/0	50/100	100/200
Total Market Value	$64.5	$48.6	$36.3	$27.0	$20.0
Market Value Change from Base (%)	-77.4%	-33.7%	0.0%	25.7%	45.0%
As of December 31, 2004 Equity Indices Put Options Obligation – Sensitivity Analysis (Dollars in millions)

Interest Rate Shift in Basis Points:	-100	-50	0	50	100
Total Market Value	$33.3	$26.8	$21.5	$17.1	$13.6
Market Value Change from Base (%)	-55.0%	-24.8%	0.0	20.2%	36.6%
Interest Rate Shift in Basis Points:	-200	-100	0	100	200
Total Market Value	$28.4	$24.6	$21.5	$18.8	$16.5
Market Value Change from Base (%)	-32.5%	-14.8%	0.0	12.5%	23.0%
Interest Rate Shift in Basis Points:	-100/-200	-50/-100	0/0	50/100	100/200
Total Market Value	$42.9	$30.5	$21.5	$14.9	$10.2
Market Value Change from Base (%)	-99.6%	-42.2%	0.0	30.6%	52.5%

SAFE HARBOR DISCLOSURE
This report contains forward-looking statements within the meaning of the U.S. federal securities laws. The Company intends these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the federal securities laws. In some cases, these statements can be identified by the use of forward-looking words such as “may”, “will”, “should”, “could”, “anticipate”, “estimate”, “expect”, “plan”, “believe”, “predict”, “potential” and “intend”. Forward-looking statements contained in this report include information regarding the Company’s reserves for losses and LAE, the adequacy of the Company’s provision for uncollectible balances, estimates of the Company’s catastrophe exposure, the effects of catastrophic events, including the most recent hurricanes, on the Company’s financial statements, the ability of Everest Re, Holdings and Bermuda Re to pay dividends and the settlement costs of the Company’s specialized equity put options. Forward-looking statements only reflect the Company’s expectations and are not guarantees of performance. These statements involve risks, uncertainties and assumptions. Actual events or results may differ materially from the Company’s expectations. Important factors that could cause the Company’s actual events or results to be materially different from the Company’s expectations include those discussed below under the caption Item 1A. “Risk Factors”. The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment we concluded that, as of December 31, 2005, the Company’s internal control over financial reporting is effective based on those criteria.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, as stated in their report in Part IV, Item 15, “Report of Independent Registered Public Accounting Firm”.

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

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

Reference is made to the sections captioned “Election of Directors”, “Information Concerning Nominees”, “Information Concerning Continuing Directors and Executive Officers”, “Compliance with Section 16(a) of the Exchange Act” and “Code of Ethics for CEO and Senior Financial Officers” in the Company’s proxy statement for the 2006 Annual General Meeting of Shareholders, which will be filed with the Commission within 120 days of the close of the Company’s fiscal year ended December 31, 2005 (the “Proxy Statement”), which sections are incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 9, 2006.

EVEREST RE GROUP, LTD.
By: /s/ JOSEPH V. TARANTO
Joseph V. Taranto
(Chairman and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ JOSEPH V. TARANTO Joseph V. Taranto	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2006
/s/ STEPHEN L. LIMAURO Stephen L. Limauro	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 9, 2006
/s/ KEITH T. SHOEMAKER Keith T. Shoemaker	Comptroller (Principal Accounting Officer)	March 9, 2006
/s/ MARTIN ABRAHAMS Martin Abrahams	Director	March 9, 2006
/s/ KENNETH J. DUFFY Kenneth J. Duffy	Director	March 9, 2006
/s/ JOHN R. DUNNE John R. Dunne	Director	March 9, 2006
/s/ THOMAS J. GALLAGHER Thomas J. Gallagher	Director	March 9, 2006
/s/ WILLIAM F. GALTNEY, JR. William F. Galtney, Jr.	Director	March 9, 2006
/s/ JOHN A. WEBER John A. Weber	Director	March 9, 2006

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
E-2
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
E-3
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
E-4
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
*10.37	Everest Re Group, Ltd. 2003 Non-Employee Director Equity Compensation Plan, incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (No.333-105483)
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
E-5
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
*10.47
Form of Non-Qualified Stock Option Award Agreement under the Everest Re Group, Ltd. 2003 Non-Employee Director Equity Compensation Plan, incorporated herein by reference to Exhibit 10.47 to Everest Re Group, Ltd., Report on Form 10-K for the year ended December 31, 2004
*10.48
Amendment of Employment Agreement by and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc., Everest Re Group, Ltd., Everest Global Services, Inc. and Joseph V. Taranto, dated August 31, 2005, incorporated by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on August 31, 2005
*10.49
Form of Restricted Stock Award Agreement under the Everest Re Group, Ltd. 2003 Non-Employee Director Equity Compensation Plan incorporated by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on September 22, 2005
21.1	Subsidiaries of the registrant, filed herewith
23.1	Consent of PricewaterhouseCoopers LLP, filed herewith
31.1	Section 302 Certification of Joseph V. Taranto, filed herewith
31.2	Section 302 Certification of Stephen L. Limauro, filed herewith
32.1	Section 906 Certification of Joseph V. Taranto and Stephen L. Limauro, furnished herewith
___________________
* Management contract or compensatory plan or arrangement.
E-6
INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
Everest Re Group, Ltd.	Pages

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets at December 31, 2005 and 2004	F-4
Consolidated Statements of Operations and Comprehensive Income for the Years Ended
December 31, 2005, 2004 and 2003	F-5
Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended
December 31, 2005, 2004 and 2003	F-6
Consolidated Statements of Cash Flows for the Years Ended
December 31, 2005, 2004 and 2003	F-7
Notes to Consolidated Financial Statements	F-8

Schedules
I Summary of Investments Other Than Investments in Related Parties at
December 31, 2005	S-1
II Condensed Financial Information of Registrant: Balance Sheets as of December 31, 2005 and 2004	S-2
Statements of Operations for the Years Ended December 31, 2005, 2004 and 2003	S-3
Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003	S-4
III Supplementary Insurance Information as of December 31, 2005 and 2004
and for the Years Ended December 31, 2005, 2004 and 2003	S-5
IV Reinsurance for the Years Ended December 31, 2005, 2004 and 2003	S-6

Schedules other than those listed above are omitted for the reason that they are not applicable or the information is otherwise contained in the Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
      of Everest Re Group, Ltd.:

We have completed integrated audits of Everest Re Group, Ltd.‘s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Everest Re Group, Ltd. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control- Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
New York, New York
March 8, 2006

EVEREST RE GROUP, LTD. CONSOLIDATED BALANCE SHEETS
	December 31,
(Dollars in thousands, except par value per share)	2005	2004
ASSETS:
Fixed maturities - available for sale, at market value
(amortized cost: 2005, $9,872,239; 2004, $9,609,617)	$10,042,134	$9,947,172
Equity securities, at market value (cost: 2005, $922,090; 2004, $571,717)	1,090,825	650,871
Short-term investments	1,443,751	585,875
Other invested assets (cost: 2005, $285,385; 2004, $160,188)	286,812	161,324
Cash	107,275	184,930

Total investments and cash
	12,970,797	11,530,172
Accrued investment income	133,213	130,216
Premiums receivable	1,188,866	1,314,160
Reinsurance receivables	1,048,749	1,210,795
Funds held by reinsureds	286,856	195,944
Deferred acquisition costs	352,745	331,909
Prepaid reinsurance premiums	84,798	84,646
Deferred tax asset	234,562	159,874
Current federal income tax receivable	75,022	-
Other assets	98,932	115,050

TOTAL ASSETS	$16,474,539	$15,072,766

LIABILITIES:
Reserve for losses and adjustment expenses	$9,126,702	$7,836,306
Future policy benefit reserve	133,155	152,179
Unearned premium reserve	1,596,309	1,595,630
Funds held under reinsurance treaties	190,641	282,472
Losses in the course of payment	19,434	19,069
Contingent commissions	19,378	2,509
Other net payable to reinsurers	50,354	47,462
Current federal income taxes	-	31,854
8.5% Senior notes due 3/15/2005	-	249,976
8.75% Senior notes due 3/15/2010	199,446	199,341
5.4% Senior notes due 10/15/2014	249,617	249,584
Junior subordinated debt securities payable	546,393	546,393
Accrued interest on debt and borrowings	10,041	16,426
Other liabilities	193,375	131,047

Total liabilities	12,334,845	11,360,248

Commitments and Contingencies (Note 15)
SHAREHOLDERS' EQUITY:
Preferred shares, par value: $0.01; 50 million shares authorized;
no shares issued and outstanding	-	-
Common shares, par value: $0.01; 200 million shares authorized;
(2005) 64.6 million and (2004) 56.2 million issued	646	566
Additional paid-in capital	1,748,797	983,025
Unearned compensation	(17,051)	(7,108)
Accumulated other comprehensive income, net of deferred income taxes of
$134.9 million at 2005 and $135.6 million at 2004	221,146	328,737
Retained earnings	2,186,156	2,430,248
Treasury shares, at cost; 0.0 million shares at 2005 and 0.5 million shares at 2004	-	(22,950)

Total shareholders' equity	4,139,694	3,712,518

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$16,474,539	$15,072,766

The accompanying notes are an integral part of the consolidated financial statements

EVEREST RE GROUP, LTD. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
	Years Ended December 31,
(Dollars in thousands, except per share amounts)	2005	2004	2003
REVENUES:
Premiums earned	$3,963,093	$4,425,082	$3,737,851
Net investment income	522,833	495,908	402,610
Net realized capital gains (losses)	90,284	89,614	(38,026)
Net derivative (expense) income	(2,638)	(2,660)	5,851
Other (expense) income	(18,473)	741	(1,033)

Total revenues	4,555,099	5,008,685	4,107,253

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	3,724,317	3,291,139	2,600,196
Commission, brokerage, taxes and fees	914,847	975,176	863,933
Other underwriting expenses	123,462	107,120	94,623
Interest expense on senior notes	35,514	41,954	38,931
Interest expense on junior subordinated debt	37,449	32,392	16,995
Interest and fee expense on credit facility	431	1,193	1,362

Total claims and expenses	4,836,020	4,448,974	3,616,040

(LOSS) INCOME BEFORE TAXES	(280,921)	559,711	491,213
Income tax (benefit) expense	(62,254)	64,853	65,185

NET (LOSS) INCOME	$(218,667)	$494,858	$426,028

Other comprehensive (loss) income, net of tax	(107,591)	48,660	58,535

COMPREHENSIVE (LOSS) INCOME	$(326,258)	$543,518	$484,563

PER SHARE DATA:
Average shares outstanding (000's)	57,649	55,929	54,023
Net (loss) income per common share - basic	$(3.79)	$8.85	$7.89

Average diluted shares outstanding (000's)	57,649	56,826	55,010
Net (loss) income per common share - diluted	$(3.79)	$8.71	$7.74

The accompanying notes are an integral part of the consolidated financial statements

EVEREST RE GROUP, LTD. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
	Years Ended December 31,
(Dollars in thousands, except share amounts)	2005	2004	2003
COMMON SHARES (shares outstanding):
Balance, beginning of period	56,177,902	55,677,044	50,881,693
Issued during the period, net	8,465,436	500,858	4,795,351

Balance, end of period	64,643,338	56,177,902	55,677,044

COMMON SHARES (par value):
Balance, beginning of period	$566	$561	$513
Issued during the period, net	80	5	48

Balance, end of period	646	566	561

ADDITIONAL PAID IN CAPITAL:
Balance, beginning of period	983,025	954,658	618,521
Common shares issued during the period, net	750,460	28,367	336,137
Sale of treasury shares, net of tax	15,312	-	-

Balance, end of period	1,748,797	983,025	954,658

UNEARNED COMPENSATION:
Balance, beginning of period	(7,108)	(5,257)	(340)
Restricted shares issued	(13,035)	(3,226)	(5,300)
Amortization of expense	3,092	1,375	383

Balance, end of period	(17,051)	(7,108)	(5,257)

ACCUMULATED OTHER COMPREHENSIVE INCOME,
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	328,737	280,077	221,542
Net (decrease) increase during the period	(107,591)	48,660	58,535

Balance, end of period	221,146	328,737	280,077

RETAINED EARNINGS:
Balance, beginning of period	2,430,248	1,957,811	1,551,360
Net (loss) income	(218,667)	494,858	426,028
Dividends declared ($0.44 per share in 2005,
$0.40 per share in 2004 and $0.36 per share in 2003)	(25,425)	(22,421)	(19,577)

Balance, end of period	2,186,156	2,430,248	1,957,811

TREASURY SHARES AT COST:
Balance, beginning of period	(22,950)	(22,950)	(22,950)
Sale of treasury shares	22,950	-	-

Balance, end of period	-	(22,950)	(22,950)

TOTAL SHAREHOLDERS' EQUITY, END OF PERIOD	$4,139,694	$3,712,518	$3,164,900

The accompanying notes are an integral part of the consolidated financial statements

EVEREST RE GROUP, LTD. CONSOLIDATED STATEMENTS OF CASH FLOWS
	Years Ended December 31,
(Dollars in thousands)	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(218,667)	$494,858	$426,028
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Decrease (increase) in premiums receivable	113,548	(254,723)	(367,065)
(Increase) decrease in funds held by reinsureds, net	(198,243)	(137,490)	7,510
Decrease (increase) in reinsurance receivables	139,423	85,119	(146,390)
Increase in deferred tax asset	(71,048)	(31,150)	(49,113)
Increase in reserve for losses and loss adjustment expenses	1,398,935	1,387,555	1,338,149
Decrease in future policy benefit reserve	(19,024)	(53,096)	(22,650)
Increase in unearned premiums	8,178	86,541	613,183
Decrease in other assets and liabilities	(27,714)	(26,730)	(194,896)
Non-cash compensation expense	3,092	1,375	383
Amortization of bond premium	27,298	24,719	10,459
Amortization of underwriting discount on senior notes	162	204	181
Realized capital (gains) losses	(90,284)	(89,614)	38,026

Net cash provided by operating activities	1,065,656	1,487,568	1,653,805

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale	704,687	659,426	875,575
Proceeds from fixed maturities sold - available for sale	1,420,287	1,451,166	1,219,019
Proceeds from equity securities sold	217,909	17,995	8,091
Proceeds from other invested assets sold	53,565	6,814	4,067
Cost of fixed maturities acquired - available for sale	(2,423,060)	(3,215,214)	(3,940,771)
Cost of equity securities acquired	(555,778)	(437,132)	(90,199)
Cost of other invested assets acquired	(175,782)	(31,511)	(33,433)
Net purchases of short-term securities	(853,499)	(432,279)	20,479
Net increase (decrease) in unsettled securities transactions	159	(19,273)	(79,788)

Net cash used in investing activities	(1,611,512)	(2,000,008)	(2,016,960)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares issued during the period	737,506	25,146	330,885
Dividends paid to shareholders	(25,425)	(22,421)	(19,577)
Sale of treasury shares, net of tax	38,261	-	-
(Repayment) proceeds from issuance of senior notes	(250,000)	246,651	-
Net proceeds from issuance of junior subordinated notes	-	319,997	-
Repayments on revolving credit agreement	-	(70,000)	-

Net cash provided by financing activities	500,342	499,373	311,308

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(32,141)	13,138	27,876

Net (decrease) increase in cash	(77,655)	71	(23,971)
Cash, beginning of period	184,930	184,859	208,830

Cash, end of period	$107,275	$184,930	$184,859

SUPPLEMENTAL CASH FLOW INFORMATION
Cash transactions:
Income taxes paid, net	$110,945	$100,007	$52,643
Interest paid	$79,617	$72,605	$56,956
Non-cash financing transactions:
Issuance of common shares	$13,035	$3,226	$5,300
The accompanying notes are an integral part of the consolidated financial statements

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2005, 2004 and 2003

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Business and Basis of Presentation
Everest Re Group, Ltd. (“Group”), a Bermuda company, was established in 1999 as a wholly-owned subsidiary of Everest Reinsurance Holdings, Inc. (“Holdings”). On February 24, 2000, a corporate restructuring was completed and Group became the new parent holding company of Holdings. Holders of shares of common stock of Holdings automatically became holders of the same number of common shares of Group. Prior to the restructuring, Group had no significant assets or capitalization and had not engaged in any business or prior activities other than in connection with the restructuring. Group, through its subsidiaries, principally provides reinsurance and insurance in the U.S., Bermuda and international markets. As used in this document, the “Company” means Group and its subsidiaries. Prior to December 31, 2004, Group’s principal executive office was located in Barbados. On December 31, 2004 the Company closed its principal executive office in Barbados and established its principal executive office in Bermuda.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The statements include the following domestic and foreign direct and indirect subsidiaries of Group: Holdings, Everest Reinsurance (Bermuda), Ltd. (“Bermuda Re”), Everest International Reinsurance, Ltd. (“Everest International”), formerly AFC Re Ltd., Mt. McKinley Insurance Company (“Mt. McKinley”), formerly Gibraltar Casualty Company, Everest Global Services, Inc. (“Global Services”), Everest Advisors (UK), Ltd., Everest Advisors (Ireland) Limited, Everest Re Advisors, Ltd., Everest Reinsurance Company (“Everest Re”), Everest National Insurance Company (“Everest National”), Everest Indemnity Insurance Company (“Everest Indemnity”), Everest Re Holdings, Ltd. (“Everest Ltd.”), Everest Security Insurance Company (“Everest Security”), formerly Southeastern Security Insurance Company, Everest Insurance Company of Canada (“Everest Canada”), Mt. McKinley Managers, L.L.C. (“Managers”), Workcare Southeast, Inc. (“Workcare Southeast”), and Workcare Southeast of Georgia, Inc. (“Workcare Georgia”). All amounts are reported in U.S. dollars.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities (and disclosure of contingent assets and liabilities) at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. All intercompany accounts and transactions have been eliminated. Ultimate actual results could differ from those estimates.

B. Investments
Fixed maturity investments are all classified as available for sale. Unrealized appreciation and depreciation, as a result of temporary changes in market value during the period, are reflected in shareholders’ equity, net of income taxes in “accumulated other comprehensive income”. Equity securities are carried at market value with unrealized appreciation or depreciation, as a result of temporary changes in market value during the period, are reflected in shareholders’ equity, net of income taxes in “accumulated other comprehensive income”. Unrealized losses on fixed maturities and equity securities, which are deemed other than temporary, are charged to net income as realized capital losses. Short-term investments are stated at cost, which approximates market value. Realized gains or losses on sale of investments are determined on the basis of identified cost. For non-publicly traded securities, market prices are determined through the use of pricing models that evaluate securities relative to the U.S. Treasury yield curve, taking into account the issue type, credit quality and cash flow characteristics of each security. For publicly traded securities, market value is based on quoted market prices. Retrospective adjustments are employed to recalculate the values of loan-backed and asset-backed securities. Each acquisition lot is reviewed to recalculate the effective yield. The recalculated effective yield is used to derive a book value as if the new yield were applied at the time of acquisition. Outstanding principal factors from the time of acquisition to the adjustment date are used to calculate the prepayment history for all applicable securities. Conditional prepayment rates, computed with life to date factor histories and weighted average maturities, are used to affect the calculation of projected and prepayments for pass-through security types. Other invested assets include limited partnerships and rabbi trusts. Limited partnerships are valued pursuant to the equity method of accounting, which management believes approximates market value. The Supplemental Retirement Plan Rabbi Trust, the Deferred Compensation Plan Rabbi Trust and the Supplemental Savings Plan Rabbi Trust are carried at market value. Cash includes cash and bank time deposits with original maturities of ninety days or less.

C. Uncollectible Receivable Balances
The Company provides reserves for uncollectible reinsurance balances based on management’s assessment of the collectibility of the outstanding balances. Such reserves were $38.6 million at December 31, 2005 and $37.1 million at December 31, 2004. See also Note 11.

D. Deferred Acquisition Costs
Acquisition costs, consisting principally of commissions and brokerage expenses and certain premium taxes and fees that vary with and are directly associated with the Company’s reinsurance and insurance business incurred at the time a contract or policy is issued, are deferred and amortized over the period in which the related premiums are earned, generally one year. Deferred acquisition costs are limited to their estimated realizable value based on the related unearned premiums, anticipated claims and claim expenses and anticipated investment income. Deferred acquisition costs amortized to income were $914.8 million, $975.2 million and $863.9 million in 2005, 2004 and 2003, respectively.

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

Interest rate assumptions used to estimate liabilities for policy benefits range from 3.8% to 7.3%. Actual experience in a particular period may vary.

G. Premium Revenues
Written premiums are earned ratably over the periods of the related insurance and reinsurance contracts or policies. Unearned premium reserves are established to cover the remainder of the unexpired contract period. Such reserves are established based upon reports received from ceding companies or computed using pro rata methods based on statistical data. Reinstatement premiums are earned when written and relate to additional premium received on catastrophe reinsurance coverages when limits are exhausted, but additional coverage is requested. Written and earned premiums, and the related costs, which have not yet been reported to the Company are estimated and accrued. Premiums are net of ceded reinsurance.

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

Net (loss) income per common share has been computed below, based upon weighted average common and dilutive shares outstanding.

(Dollars in thousands, except per share amounts)	2005	2004	2003
Net (loss) income (numerator)	$(218,667)	$494,858	$426,028

Weighted average common and effect of
dilutive shares used in the computation
of net (loss) income per share:
Weighted average shares outstanding
- basic (denominator)	57,649	55,929	54,023
Effect of dilutive shares	918	897	987
Weighted average shares outstanding
- diluted (denominator)	58,567	56,826	55,010

Weighted average common equivalent shares
when anit-dilutive	57,649	-	-

Net (loss) income per common share:
Basic	$(3.79)	$8.85	$7.89
Diluted	$(3.79)	$8.71	$7.74

Options to purchase 315,000 common shares at prices ranging from $95.05 to $95.485 per share and 247,956 common shares at prices ranging from $70.18 to $73.615 per share were outstanding at the end of 2005 and 2003, respectively, but were not included in the computation of earnings per diluted share for the respective years because the options’ exercise price was greater than the average market price of the common shares for each relevant period. All options to purchase common shares at the end of 2004 were included in the computation of diluted earnings per share as the average market price was greater than the options’ exercise price of common shares during the relevant period. All outstanding options expire on or between March 12, 2006 and September 21, 2015.

K. Segmentation
The Company, through its subsidiaries, operates in five segments: U.S. Reinsurance, U.S. Insurance, Specialty Underwriting, International and Bermuda. See also Note 18.

L. Derivatives
The Company has outstanding seven specialized equity put options in its product portfolio. These products meet the definition of a derivative under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). The Company’s position in these contracts is unhedged and is accounted for as a derivative in accordance with FAS 133. Accordingly, these contracts are carried at fair value and are recorded in “Other liabilities” in the consolidated balance sheets and changes in fair value are recorded in the consolidated statements of operations and comprehensive (loss) income.

M. Deposit Assets and Liabilities
In the normal course of its operations, the Company may enter into contracts that do not meet the risk transfer provisions of Statement of Financial Accounting Standards No. 113, “Accounting and Reporting for Reinsurance of Short Duration and Long Duration Contracts”. Such contracts are accounted for using the deposit accounting method. For such contracts, the Company originally records deposit liabilities for an amount equivalent to the assets received. Actuarial studies are used to estimate the final liabilities under such contracts with any change reflected in the consolidated statements of operations and comprehensive (loss) income.

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

Had the compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards granted under those plans prior to January 1, 2002 under those plans consistent with the method of FAS 123, the Company’s net (loss) income and earnings per share would have been reduced to the pro forma amounts indicated below:

(Dollar values in thousands, except per share amounts)		2005	2004	2003
Net (loss) income	As reported	$(218,667)	$494,858	$426,028
	Pro forma	$(219,052)	$493,931	$424,063
Earnings per share - basic	As reported	$(3.79)	$8.85	$7.89
	Pro forma	$(3.80)	$8.83	$7.85
Earnings per share - diluted	As reported	$(3.79)	$8.71	$7.74
	Pro forma	$(3.80)	$8.69	$7.70

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: (i) dividend yields ranging from 0.5% to 0.9%, (ii) expected volatility ranging from 32.9% to 45.8%, (iii) risk-free interest rates ranging from a low of 4.7% to a high of 7.0% and (iv) expected life of 7.3 to 7.5 years.

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

P. Application of New Accounting Standards
In January 2003, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 addresses whether certain types of entities, referred to as variable interest entities (“VIEs”), should be consolidated or deconsolidated in a company’s financial statements. During December 2003, the FASB issued FIN 46R, replacing FIN 46. FIN 46R became effective, for entities that had not adopted FIN 46, as of December 24, 2003. The Company adopted FIN 46R in the first quarter of 2004, resulting in the deconsolidation of Everest Re Capital Trust (“Capital Trust”) and Everest Re Capital Trust II (“Capital Trust II”). For 2003, where applicable, the financial statements have been restated to reflect the deconsolidation.

In December 2004, the FASB issued FASB Statement 123(R) “Share-Based Payment” (“FAS 123(R)”). FAS 123(R) requires all share-based compensation awards granted, modified or settled after December 15, 1994 to be accounted for using the fair value method of accounting. Under the modified prospective application, compensation cost is recognized for the outstanding, non-vested awards based on the grant date fair value of those awards as calculated under FAS 123. As the Company implemented FAS 123 prospectively for grants issued on or after January 1, 2002, the Company does not expect the adoption of the statement to have a material impact on the Company’s financial condition or results of operations. The application of FAS 123(R) is effective for fiscal years starting after June 15, 2005. The Company will adopt FAS 123(R) effective January 1, 2006.

In November 2005, the FASB issued the FASB Staff Position (“FSP”) FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, (“FAS 115-1”) was issued to replace the guidance set forth in paragraphs 10-18 of Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairments and its Application to Certain Investments” (“EITF 03-1”), with references to existing other than temporary impairment guidance. FAS 115-1 would be applied prospectively and the effective date would be reporting periods beginning after December 15, 2005. The Company continues to apply Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“FAS 115”), and the Securities and Exchange Commission (“SEC”)‘s Staff Accounting Bulletin Topic 5:M, “Other Than Temporary Impairment Of Certain Investments In Debt And Equity Securities” and believes that unrealized losses in its investment portfolio are temporary in nature.

Q. Investments – Interest Only Strips
During 2005, 2004 and 2003, the Company invested in interest only strips of mortgage-backed securities (“interest only strips”) in response to movement in, and levels of, capital market interest rates. These securities give the holder the right to receive interest payments at a stated coupon rate on an underlying pool of mortgages. The interest payments on the outstanding mortgages are guaranteed by entities generally rated AAA. The ultimate cash flow from these investments is primarily dependent upon the average life of the mortgage pool. Generally, as market interest rates and, more specifically, market mortgage rates decline, mortgagors tend to refinance which will decrease the average life of a mortgage pool and decrease expected cash flows. Conversely, as market interest rates and, more specifically, mortgage rates rise, repayments will slow and the ultimate cash flows will tend to rise. Accordingly, the market value of these investments tends to increase as general interest rates rise and decline as general interest rates fall. These movements are generally counter to the impact of interest rate movements on the Company’s other fixed income investments. The Company held no interest only strips investments at December 31, 2005.

The Company accounts for its investment in interest only strips in accordance with Emerging Issues Task Force Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“EITF 99-20”). EITF 99-20 sets forth the rules for recognizing interest income on all credit-sensitive mortgage and asset-backed securities and certain prepayment-sensitive securities, including agency interest only strips, whether purchased or retained in securitization, as well as the rules for determining when these securities must be written down to fair value because of impairment. EITF 99-20 requires decreases in the valuation of residual interests in securitizations to be recorded as a reduction to the carrying value of the residual interests through a charge to earnings, rather than an unrealized loss in shareholders’ equity, when any portion of the decline in fair value is attributable to, as defined by EITF 99-20, an impairment loss. The Company recorded a pre-tax and after-tax realized capital loss due to impairments of $7.0 million and $5.6 million, respectively, for the year ended December 31, 2005; $65.1 million and $49.7 million, respectively, for the year ended December 31, 2004 and $46.2 million and $37.3 million, respectively, for the year ended December 31, 2003. As a result of liquidating the interest only strips portfolios, the Company recognized pre-tax and after-tax realized capital gains of $41.3 million and $32.5 million, respectively, for the year ended December 31, 2005 and pre-tax and after-tax realized capital gains of $118.2 million and $91.0 million, respectively, for the year ended December 31, 2004.

2. INVESTMENTS

The amortized cost, market value, and gross unrealized appreciation and depreciation of fixed maturity investments and equity securities are presented in the tables below:

(Dollars in thousands)	Amortized Cost	Unrealized Appreciation	Unrealized Depreciation	Market Value
As of December 31, 2005
Fixed maturities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$205,020	$143	$(3,540)	$201,623
Obligations of U.S. states and political subdivisions	3,614,956	153,376	(8,052)	3,760,280
Corporate securities	2,857,444	51,825	(49,869)	2,859,400
Mortgage-backed securities	1,556,017	4,391	(33,209)	1,527,199
Foreign government securities	1,047,725	33,514	(1,662)	1,079,577
Foreign corporate securities	591,077	28,055	(5,077)	614,055

Total fixed maturities	$9,872,239	$271,304	$(101,409)	$10,042,134

Equity securities	$922,090	$170,412	$(1,677)	$1,090,825

As of December 31, 2004
Fixed maturities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$184,070	$2,130	$(774)	$185,426
Obligations of U.S. states and political subdivisions	3,281,442	160,186	(2,306)	3,439,322
Corporate securities	3,211,693	137,433	(17,669)	3,331,457
Mortgage-backed securities	1,468,793	13,286	(8,073)	1,474,006
Foreign government securities	921,498	31,225	(625)	952,098
Foreign corporate securities	542,121	24,610	(1,868)	564,863

Total fixed maturities	$9,609,617	$368,870	$(31,315)	$9,947,172

Equity securities	$571,717	$79,154	$-	$650,871

The amortized cost and market value of fixed maturities are shown in the following table by contractual maturity. Mortgage-backed securities generally are more likely to be prepaid than other fixed maturities. As the stated maturity of such securities may not be indicative of actual maturities, the total for mortgage-backed securities is shown separately.

	December 31, 2005
(Dollars in thousands)	Amortized Cost	Market Value
Fixed maturities – available for sale
Due in one year or less	$391,673	$393,486
Due after one year through five years	2,468,664	2,481,203
Due after five years through ten years	1,988,746	1,990,360
Due after ten years	3,467,139	3,649,886
Mortgage-backed securities	1,556,017	1,527,199

Total	$9,872,239	$10,042,134

The changes in net unrealized (losses) gains of investments of the Company are derived from the following sources:

	Years Ended December 31,
(Dollars in thousands)	2005	2004	2003
(Decrease) increase during the period between the market value and cost of investments carried at market value, and deferred taxes thereon:
Fixed maturities	$(167,660)	$(31,608)	$50,144
Equity securities	89,582	71,179	17,342
Other invested assets	291	520	648
Deferred taxes	31	(14,376)	(31,773)

(Decrease) increase in unrealized appreciation,
net of deferred taxes, included in shareholders’ equity	$(77,756)	$25,715	$36,361

The Company frequently reviews its investment portfolio for declines in market value and focuses its attention on securities whose fair value has fallen below 80% of their amortized value at the time of review. The Company then assesses whether the decline in value is temporary or “other than temporary”. In making its assessment, the Company evaluates the current market and interest rate environment as well as specific issuer information and the Company’s ability and intent to hold to maturity. Generally, a change in the market or interest rate environment does not constitute impairment but rather a temporary decline in market value. Temporary declines in market value are recorded as an unrealized loss in accumulated other comprehensive income. If the Company determines that the decline is “other than temporary”, the carrying value of the investment is written down to fair value and a realized loss is recorded in the Company’s consolidated statements of operations and comprehensive (loss) income. The Company’s assessments are based on the issuer’s current financial position and timeliness with respect to interest and/or principal payments, and speed of repayments on asset-backed securities, as well as relevant information provided by rating agencies, investment advisors and analysts.

The tables below display the aggregate fair value and gross unrealized depreciation, by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2005 and 2004:

	Duration of unrealized loss as of December 31, 2005
	Less than 12 months		Greater than 12 months		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
Fixed maturity securities
U.S. government
agencies and authorities	$142,625	$(2,245)	$40,210	$(1,295)	$182,835	$(3,540)
States, municipalities
and political subdivisions	586,115	(4,007)	169,256	(4,046)	755,371	(8,053)
Foreign governments	213,567	(1,427)	14,249	(235)	227,816	(1,662)
All other corporate	2,178,929	(41,198)	1,223,945	(46,956)	3,402,874	(88,154)

Total fixed maturities	3,121,236	(48,877)	1,447,660	(52,532)	4,568,896	(101,409)

Equity securities	27,943	(1,677)	-	-	27,943	(1,677)

Total	$3,149,179	$(50,554)	$1,447,660	$(52,532)	$4,596,839	$(103,086)

The aggregate fair value and gross unrealized losses related to investments in an unrealized loss position as of December 31, 2005 is $4,596.8 million and $103.1 million, respectively. The $48.9 million of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year are primarily comprised of highly rated government, municipal and corporate bonds and are primarily related to the general rise in interest rates occurring throughout the year. Of these unrealized losses, $44.3 million are related to securities that are rated investment grade or better by a Nationally Recognized Statistical Rating Organization.

The $1.7 million of unrealized losses related to equity securities that have been in an unrealized loss position for less than one year are primarily comprised of individual equity holdings whose respective market sectors have experienced some price volatility in the latter part of the year.

The $52.5 million of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for more than one year are also primarily comprised of highly rated government, municipal and corporate bonds and are related to the general rise in interest rates occurring throughout the year. Of these unrealized losses, $49.1 million are related to securities that are rated investment grade or better by a Nationally Recognized Statistical Rating Organization.

The Company, given the size of its investment portfolio and capital position, has the ability to hold these securities until recovery of market value. In addition, all securities currently in an unrealized loss position are current with respect to principal and interest payments.

	Duration of unrealized loss as of December 31, 2004
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

The components of net investment income are presented in the table below:

	Years Ended December 31,
(Dollars in thousands)	2005	2004	2003
Fixed maturities	$496,959	$475,906	$418,711
Equity securities	16,582	8,453	2,114
Short-term investments	20,128	6,913	3,045
Other investment income	14,591	44,126	19,517

Total gross investment income	548,260	535,398	443,387

Interest credited on funds held	13,365	23,641	24,434
Interest credited to future
policy benefit reserves	7,155	10,748	12,173
Other investment expenses	4,907	5,101	4,170

Total investment expenses	25,427	39,490	40,777

Total net investment income	$522,833	$495,908	$402,610

Other investment income for 2005, 2004 and 2003 primarily includes income on limited partnership investments of $11.5 million, $41.8 million and $17.5 million, respectively.

The Company has contractual commitments to invest up to an additional $311.2 million related to its limited partnership investments at December 31, 2005. These commitments will be funded as required by the partnership agreements, which have investment periods that expire no later than 2011.

The components of realized capital gains (losses) are presented in the table below:

	Years Ended December 31,
(Dollars in thousands)	2005	2004	2003
Fixed maturities	$77,242	$90,008	$(38,789)
Equity securities	13,043	(395)	768
Short-term investments	(1)	1	4

Total	$90,284	$89,614	$(38,026)

Proceeds from sales of fixed maturity investments during 2005, 2004 and 2003 were $1,420.3 million, $1,451.2 million and $1,219.0 million, respectively. Gross gains of $89.6 million, $163.8 million and $49.9 million and gross losses of $5.3 million, $8.3 million and $16.8 million were realized on those fixed maturity sales during 2005, 2004 and 2003, respectively. Proceeds from sales of equity security investments during 2005, 2004 and 2003 were $218.0 million, $18.0 million and $8.1 million, respectively. Gross gains of $16.6 million, $0.5 million and $0.8 million and gross losses of $3.6 million, $0.9 million and $0.0 million were realized on those equity sales during 2005, 2004 and 2003, respectively.

Realized capital gains (losses) include $7.0 million, $65.1 million and $46.2 million of realized capital losses for 2005, 2004 and 2003, respectively, related to the impairment of interest only strips in accordance with EITF 99-20. In addition, realized capital losses for 2005, 2004 and 2003 included $0.0 million, $0.5 million and $25.7 million, respectively, related to write-downs in the value of securities deemed to be impaired on an other than temporary basis.

Securities with a carrying value amount of $1,319.4 million at December 31, 2005 were on deposit with various state or governmental insurance departments in compliance with insurance laws.

The Company has sold six specialized equity put options based on the Standard & Poor’s 500 (“S&P 500”) index for total consideration, net of commission, of $22.5 million. At December 31, 2005, fair value for these equity put options was $30.4 million. These contracts each have a single exercise date, with original maturities ranging from 12 to 30 years and strike prices ranging from $1,141.21 to $1,540.63. No amounts will be payable under these contracts if the S&P 500 index is at or above the strike price on the exercise dates, which currently fall between June 2017 and March 2031. If the S&P 500 index is lower than the strike price on the applicable exercise date, the amount due would vary proportionately with the percentage by which the index is below the strike price. The theoretical maximum payouts under the contracts would occur if on each of the exercise dates the S&P 500 index value were zero. The present value of these theoretical maximum payouts using a 6% discount factor is $201.2 million. Based on historical index volatilities and trends and the December 31, 2005 index value, the Company estimates the probability for each contract of the S&P 500 index being below the strike price on the exercise date ranges from .20% to 4.71%.

The Company has sold one specialized equity put option based on the FTSE 100 index for total consideration, net of commissions, of $6.7 million. At December 31, 2005, fair value for this equity put option was $6.0 million. This contract has an exercise date of July 2020 and a strike price of £5,989.75. No amount will be payable under this contract if the FTSE 100 index is at or above the strike price on the exercise date. If the FTSE 100 index is lower than the strike price on the applicable exercise date, the amount due will vary proportionately with the percentage by which the index is below the strike price. The theoretical maximum payout under the contract would occur if on the exercise date the FTSE 100 index value was zero. The present value of the theoretical maximum payout using a 6.0% discount factor and current exchange rate is $24.2 million. Based on historical index volatilities and trends and the December 31, 2005 index value, the Company estimates the probability for this FTSE 100 index contract being below the strike price on the exercise date to be 8.35%.

These specialized equity put options meet the definition of a derivative under FAS 133. The Company’s position in these contracts is unhedged and is accounted for as a derivative in accordance with FAS 133. Accordingly, these contracts are carried at fair value and are recorded in “Other liabilities” in the consolidated balance sheets and changes in fair value are recorded in the consolidated statements of operations and comprehensive (loss) income.

As there is no active market for these instruments, the determination of their fair value is based on an industry accepted option pricing model, Black-Scholes, which requires estimates and assumptions, including those regarding volatility and expected rates of return.

3.     RESERVE FOR LOSSES AND LAE

Activity in the reserve for losses and LAE is summarized as follows:

	Years Ended December 31,
(Dollars in thousands)	2005	2004	2003
Gross reserves at January 1	$7,836,306	$6,361,245	$4,905,582
Less reinsurance recoverables	1,114,861	1,261,100	1,088,589

Net reserves at January 1	6,721,445	5,100,145	3,816,993

Incurred related to:
Current year	3,750,712	3,041,702	2,403,318
Prior years	(26,395)	249,437	196,878

Total incurred losses and LAE	3,724,317	3,291,139	2,600,196

Paid related to:
Current year	664,845	607,066	501,119
Prior years	1,553,145	1,141,663	902,596

Total paid losses and LAE	2,217,990	1,748,729	1,403,715

Foreign exchange/translation adjustment	(100,254)	78,890	86,671
Net reserves at December 31	8,127,518	6,721,445	5,100,145
Plus reinsurance recoverables	999,184	1,114,861	1,261,100

Gross reserves at December 31	$9,126,702	$7,836,306	$6,361,245

Gross loss and LAE reserves totaled $9,126.7 million at December 31, 2005, $7,836.3 million at December 31, 2004 and $6,361.2 million at December 31, 2003. The increase in 2005 is primarily attributable to elevated catastrophe loss reserves, partially offset by an increase in claim settlements, a decrease in premiums earned and favorable net prior period reserve adjustments. The increase in 2004 is primarily attributable to increased premiums earned, net prior period reserve adjustments in select areas, increase in catastrophe losses and normal variability in claim settlements.

Reinsurance receivables for both paid and unpaid losses totaled $1,048.7 million at December 31, 2005, $1,210.8 million at December 31, 2004 and $1,284.1 million at December 31, 2003. At December 31, 2005, $239.8 million, or 22.9%, was receivable from subsidiaries of London Reinsurance Group (“London Life”). These receivables are collateralized by a combination of letters of credit and funds held arrangements under which the Company has retained the premium payments due the retrocessionaire, recognized liabilities for such amounts and reduced such liabilities as payments are due from the retrocessionaire. In addition, $171.5 million, or 16.4%, was receivable from Transatlantic Reinsurance Company (“Transatlantic”), $160.0 million, or 15.3%, was receivable from LM Property and Casualty Insurance Company (“LM”), which in late 2003 purchased Prudential Property and Casualty Insurance Company of Indiana (“Prupac”) and whose obligations continue to be guaranteed by The Prudential Insurance Company of America (“The Prudential”) and $100.0 million, or 9.5%, was receivable from Continental Insurance Company (“Continental”), which is partially collateralized by funds held arrangements. No other retrocessionaire accounted for more than 5% of the Company’s receivables.

The Company’s current estimate for recent catastrophe losses is based on modeled information, underwriter analysis and judgments, client input and discussion, event modeling and profiling of exposed limits. The Company expects it will be several quarters before relative clarity emerges with respect to ceding companies’ underlying losses. As a result, losses may ultimately be materially greater than the Company’s initial estimated losses. Any future adjustments to estimated pre-tax catastrophe losses will have an impact on incurred losses in the quarters during which such adjustments are made, and such impacts could be material.

Net prior period reserve adjustments were favorable in 2005 ($26.4 million) and unfavorable in 2004 ($249.4 million). The decrease in 2005 was primarily the result of favorable reserve development for non-A&E, non-catastrophe losses of $226.3 million, partially offset by unfavorable catastrophe loss development of $118.5 million and A&E loss development of $81.4 million. In 2004, the increase was the result of unfavorable reserve development for A&E of $159.4 million and non-A&E, non-catastrophe of $128.7 million, partially offset by favorable reserve development of $38.7 million for catastrophes.

Activity in the reserve for future policy benefits is summarized as follows:

	Years Ended December 31,
(Dollars in thousands)	2005	2004	2003
Balance at beginning of year	$152,179	$205,275	$227,925
Liabilities assumed	216	300	512
Adjustments to reserves	11,639	8,544	11,239
Benefits paid in the current year	(30,879)	(19,543)	(34,401)
Contract terminations	-	(42,397)	-

Balance at end of year	$133,155	$152,179	$205,275

The Company continues to receive claims under expired contracts, both insurance and reinsurance, asserting alleged injuries and/or damages relating to or resulting from environmental pollution and hazardous substances, including asbestos (i.e. A&E). The Company’s asbestos claims typically involve potential liability for bodily injury from exposure to asbestos or for property damage resulting from asbestos or products containing asbestos. The Company’s environmental claims typically involve potential liability for (a) the mitigation or remediation of environmental contamination or (b) bodily injury or property damages caused by the release of hazardous substances into the land, air or water.

As of December 31, 2005, roughly 7% of the Company’s gross reserves are an estimate of the Company’s ultimate liability for A&E claims. This estimate is made based on a judgmental assessment of the underlying exposures as the result of (1) long and variable reporting delays, both from insureds to insurance companies and from ceding companies to reinsurers; (2) historical data, which is more limited and variable on A&E losses than historical information on other types of casualty claims; and (3) unique aspects of A&E exposures for which ultimate value cannot be estimated using traditional reserving techniques. There are significant uncertainties in estimating the amount of the Company’s potential losses from A&E claims. Among the uncertainties are: (a) potentially long waiting periods between exposure and manifestation of any bodily injury or property damage; (b) difficulty in identifying sources of asbestos or environmental contamination; (c) difficulty in properly allocating responsibility and/or liability for asbestos or environmental damage; (d) changes in underlying laws and judicial interpretation of those laws; (e) the potential for an asbestos or environmental claim to involve many insurance providers over many policy periods; (f) questions concerning interpretation and application of insurance and reinsurance coverage; and (g) uncertainty regarding the number and identity of insureds with potential asbestos or environmental exposure.

With respect to asbestos claims in particular, several additional factors have emerged in recent years that further compound the difficulty in estimating the Company’s liability. These developments include: (a) continued growth in the number of claims filed, in part reflecting a much more aggressive plaintiff bar and including claims against defendants who may only have had a “peripheral” condition to asbestos; (b) a disproportionate percentage of claims filed by individuals with no functional injury, which should have little to no financial value but that have increasingly been considered in jury verdicts and settlements; (c) the growth in the number and significance of bankruptcy filings by companies as a result of asbestos claims (including, more recently, bankruptcy filings in which companies attempt to resolve their asbestos liabilities in a manner that is prejudicial to insurers and forecloses insurers from participating in the negotiation of asbestos related bankruptcy reorganization plans); (d) the concentration of claims in a small number of states that favor plaintiffs; (e) the growth in the number of claims that might impact the general liability portion of insurance policies rather than the product liability portion; (f) measures adopted by specific courts to ameliorate the worst procedural abuses; (g) an increase in settlement values being paid to asbestos claimants, especially those with cancer or functional impairment; (h) legislation in some states to address asbestos litigation issues; and (i) the potential that other states or the U. S. Congress may adopt legislation on asbestos litigation.

Management believes that these uncertainties and factors continue to render reserves for A&E and particularly asbestos losses significantly less subject to traditional actuarial analysis than reserves for other types of losses. Given these uncertainties, management believes that no meaningful range for such ultimate losses can be established particularly for asbestos. Further, A&E reserves may be subject to more variability than non-A&E reserves and such variation could have a material adverse effect on the Company’s financial condition, results of operations and/or cash flows. The Company establishes reserves to the extent that, in the judgment of management, the facts and prevailing law reflect an exposure for the Company or its ceding companies.

The following table summarizes incurred losses with respect to A&E on both a gross and net of retrocessional basis for the periods indicated:

(Dollars in thousands)	2005	2004	2003
Gross basis
Beginning of reserves	$728,325	$765,257	$667,922
Incurred losses	77,050	171,729	172,596
Paid losses	(155,915)	(208,661)	(75,261)

End of period reserves	$649,460	$728,325	$765,257

Net basis
Beginning of reserves	$506,675	$534,369	$527,462
Incurred losses	81,351	159,422	50,230
Paid losses	(137,676)	(187,116)	(43,323)

End of period reserves	$450,350	$506,675	$534,369

The Company’s A&E liabilities stem from Mt. McKinley’s direct excess insurance business and Everest Re’s assumed business. At December 31, 2005, the gross reserves for A&E losses were comprised of $125.2 million representing case reserves reported by ceding companies, $157.6 million representing additional case reserves established by the Company on assumed reinsurance claims, $243.5 million representing case reserves established by the Company on direct excess insurance claims, including Mt. McKinley and $123.2 million representing IBNR reserves. Roughly 88% or $568.9 million of gross A&E reserves relate to asbestos of which $313.4 million was for assumed business and $255.5 million was for direct excess business.

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

With respect to Mt. McKinley, where the Company has a direct relationship with policyholders, the Company’s aggressive litigation posture and the uncertainties inherent in the asbestos coverage and bankruptcy litigation have provided an opportunity to actively engage in settlement negotiations with a number of those policyholders who have potentially significant asbestos liabilities. Those discussions are oriented towards achieving reasonable negotiated settlements that limit Mt. McKinley’s liability to a given policyholder to a sum certain. In 2004 and 2005, the Company concluded such settlements or reached agreement in principle with 13 of its high profile policyholders. The Company has currently identified 10 policyholders based on their past claim activity and/or potential future liabilities as “High Profile Policyholders” and its settlement efforts are generally directed at such policyholders, in part because their exposures have developed to the point where both the policyholder and the Company have sufficient information to be motivated to settle. The Company believes that this active approach will ultimately result in a more cost-effective liquidation of Mt. McKinley’s liabilities than a passive approach, although it may also introduce additional variability in Mt. McKinley’s losses and cash flows as reserves are adjusted to reflect the development of negotiations and, ultimately, potentially accelerated settlements.

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

4.     CREDIT LINE

Effective December 8, 2004, Group, Bermuda Re, and Everest International entered into a three year, $750 million senior credit facility with a syndicate of lenders (the “Group Credit Facility”). Wachovia Bank is the administrative agent for the Group Credit Facility. The Group Credit Facility consists of two tranches. Tranche one provides up to $250 million of revolving credit for liquidity and general corporate purposes, and for the issuance of standby letters of credit. The interest on the revolving loans shall, at the option of each of the borrowers, be either (1) the Base Rate (as defined below) or (2) an adjusted London Interbank Offered Rate (“LIBOR”) plus a margin. The Base Rate is the higher of the rate of interest established by Wachovia Bank from time to time as its prime rate or the Federal Funds rate, in each case plus 0.5% per annum. The amount of margin and the fees payable for the Group Credit Facility depend on Group’s senior unsecured debt rating. Tranche two exclusively provides up to $500 million for the issuance of standby letters of credit on a collateralized basis.

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth amount. Minimum net worth is an amount equal to the sum of (i) $2,599 million (base amount) plus (ii) (A) 25% of consolidated net income for each of Group’s fiscal quarters and (B) 50% of any increase in consolidated net worth attributable to the issuance of ordinary and preferred shares. The base amount is reset at the end of each fiscal year to be the greater of 70% of Group’s consolidated net worth as of the last day of the fiscal year and the calculated minimum amount of net worth prior to the last day of the fiscal year. As of December 31, 2005, the Company was in compliance with these covenants.

For the year ended December 31, 2005, there were no borrowings under tranche one of the Group Credit Facility. During the year ended December 31, 2005, there was $122.2 million used of the $500 million available for tranche two standby letters of credit. See Note 7.

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

The Holdings Credit Facility requires Holdings to maintain a debt to capital ratio of not greater than 0.35 to 1, Holdings to maintain a minimum interest coverage ratio of 2.5 to 1 and Everest Re to maintain its statutory surplus at $1.0 billion plus 25% of future aggregate net income and 25% of future aggregate capital contributions after December 31, 2002. As of December 31, 2005, the Company was in compliance with these covenants.

During the year ended December 31, 2005 there were no payments made and no incremental borrowings under the Holdings Credit Facility. During the year ended December 31, 2004 there were $70.0 million in payments and no incremental borrowings under the Holdings Credit Facility. During the year ended December 31, 2003, there were no payments made and no incremental borrowings under the Holdings Credit Facility. As of December 31, 2005 and 2004, there were no outstanding Holdings Credit Facility borrowings.

Interest expense and fees incurred in connection with the Group Credit Facility and the Holdings Credit Facility were $0.4 million, $1.2 million and $1.4 million for the years ended December 31, 2005, 2004, and 2003 respectively.

5.     SENIOR NOTES

On October 12, 2004, Holdings completed a public offering of $250.0 million principal amount of 5.40% senior notes due October 15, 2014. On March 14, 2000, Holdings completed public offerings of $200.0 million principal amount of 8.75% senior notes due March 15, 2010 and $250.0 million principal amount of 8.50% senior notes due and retired March 15, 2005.

Interest expense incurred in connection with these senior notes was $35.5 million, $42.0 million and $38.9 million for the years ended December 31, 2005, 2004 and 2003, respectively. Market value, which is based on quoted market price at December 31, 2005 and 2004 was $250.9 million and $250.3 million, respectively, for the 5.40% senior notes and $226.2 million and $236.7 million, respectively, for the 8.75% senior notes.

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

Fair value, which is primarily based on quoted market price of the related trust preferred securities at December 31, 2005 and 2004, was $293.5 million and $309.9 million, respectively, for the 6.20% junior subordinated debt securities and $220.5 million and $238.8 million, respectively, for the 7.85% junior subordinated debt securities.

Interest expense incurred in connection with these junior subordinated notes was $37.5 million, $32.4 million and $17.0 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Capital Trust and Capital Trust II are wholly owned finance subsidiaries of Holdings.

Holdings considers that the mechanisms and obligations relating to the trust preferred securities, taken together, constitute a full and unconditional guarantee by Holdings of Capital Trust and Capital Trust II’s payment obligations with respect to their respective trust preferred securities.

There are certain regulatory and contractual restrictions on the ability of Holdings’ operating subsidiaries to transfer funds to Holdings in the form of cash dividends, loans or advances. The insurance laws of the State of Delaware, where Holdings’ direct insurance subsidiaries are domiciled, require regulatory approval before those subsidiaries can pay dividends or make loans or advances to Holdings that exceed certain statutory thresholds. In addition, the terms of Holdings’ Credit Facility (discussed in Note 4) require Everest Re, Holdings’ principal insurance subsidiary, to maintain a certain statutory surplus level as measured at the end of each fiscal year. At December 31, 2005, $2,112.0 million of the $2,724.9 million in net assets of Holdings’ consolidated subsidiaries were subject to the foregoing regulatory restrictions.

7.     LETTERS OF CREDIT

The Company has arrangements available for the issuance of letters of credit, which letters are generally collateralized by the Company’s cash and investments. The Company’s agreement with Citibank is a bilateral letter of credit agreement only, while the Company’s other facility, the Wachovia Syndicated Facility, involves a syndicate of lenders (see Note 4, tranche two of the Group Credit Facility), with Wachovia acting as administrative agent. At December 31, 2005 and 2004, letters of credit for $350.6 million and $350.9 million, respectively, were issued and outstanding, generally supporting reinsurance provided by the Company’s non-U.S. operations. The following table summarizes the Company’s letters of credit as of December 31, 2005. All dollar amounts are in thousands.

Bank		Commitment	In Use		Year of Expiry

Citibank		$350,000		$11,661 16,186 8,318 1,116 191,065	08/31/2006 12/31/2006 12/31/2007 12/31/2008 12/31/2009

Total Citibank Agreement		$350,000		$228,346

Wachovia Syndicated Facility	Tranche 1 Tranche 2	$250,000 500,000	$	- 6,916 1,750 750 46,789 66,035	- 05/09/2006 10/31/2006 11/03/2006 11/13/2006 12/31/2006

Total Wachovia Syndicated Facility		$750,000		$122,240

Total letters of credit		$1,100,000		$350,586

8.     TRUST AGREEMENTS

Certain subsidiaries of the Company, principally Bermuda Re, a Bermuda insurance company and direct subsidiary of Group, have established trust agreements as security for assumed losses payable to certain non-affiliated ceding companies, which effectively use Company investments as collateral. At December 31, 2005, the total amount on deposit in trust accounts was $164.4 million.

9.     OPERATING LEASE AGREEMENTS

The future minimum rental commitments, exclusive of cost escalation clauses, at December 31, 2005 for all of the Company’s operating leases with remaining non-cancelable terms in excess of one year are as follows:

(Dollars in thousands)
2006	$ 6,040
2007	6,277
2008	5,860
2009	5,449
2010	5,256
Thereafter	2,382

Net commitments	$31,264

All of these leases, the expiration terms of which range from 2007 to 2013, are for the rental of office space. Rental expense, net of sublease rental income, was $7.1 million, $7.6 million and $6.8 million for 2005, 2004 and 2003, respectively.

10.     INCOME TAXES

Under current Bermuda law, no income or capital gains taxes are imposed on Group and its Bermuda subsidiaries. The Minister of Finance of Bermuda has also assured Group and its Bermuda subsidiaries that, pursuant to The Exempted Undertakings Tax Protection Act of 1966, they will be exempt until 2016 from any such taxes imposed in the future.

All the income of Group’s U.S. subsidiaries is subject to the applicable federal, foreign, state and local taxes on corporations. Additionally, the income of foreign branches of the Company’s insurance operating companies, in particular the UK branch of Bermuda Re, is subject to various income taxes. The provision for income taxes in the consolidated statements of operations and comprehensive (loss) income has been determined by reference to the individual income of each entity and the respective applicable tax laws. It reflects the permanent differences between financial and taxable income relevant to each entity. The significant components of the provision are as follows:

	Years Ended December 31,
(Dollars in thousands)	2005	2004	2003
Current tax:
U.S	$(17,592)	$45,913	$106,950
Foreign	25,919	50,359	7,359

Total current tax	8,327	96,272	114,309
Total deferred U.S. tax benefit	(70,581)	(31,419)	(49,124)

Total income tax (benefit) expense	$(62,254)	$64,853	$65,185

The weighted average expected tax provision has been calculated using the pre-tax (loss) income in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. Reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate for the years ended December 31, 2005 and 2004 is provided below:

	Years Ended December 31,
(Dollars in thousands)	2005	2004
Expected tax provision at weighted average rate	$(10,137)	$130,173
Increase (reduction) in taxes resulting from:
Tax exempt income	(57,935)	(51,674)
Dividend received deduction	(3,488)	(2,043)
Proration	9,198	8,042
Sale of UK branch	-	(20,088)
Other	108	443

Total income tax provision	$(62,254)	$64,853

Deferred income taxes reflect the tax effect of the temporary differences between the value of assets and liabilities for financial statement purposes and such values as measured by the U.S. tax laws and regulations. The principal items making up the net deferred income tax asset are as follows:

	Years Ended December 31,
(Dollars in thousands)	2005	2004
Deferred tax assets:
Reserve for losses and LAE	$268,029	$243,817
Unearned premium reserve	69,510	70,812
Impairments	1,688	1,688
Deferred compensation	8,778	5,886
Sale of UK branch	-	9,543
AMT Credits	37,737	-
Foreign tax credit carryforwards	43,193	48,727
Other assets	20,036	21,601

Total deferred tax assets	446,971	402,074

Deferred tax liabilities:
Deferred acquisition costs	70,766	71,293
Investments	5,522	8,529
Net unrealized appreciation of investments	125,474	125,505
Foreign currency translation	11,981	28,697
Other liabilities	(1,334)	8,176

Total deferred tax liabilities	212,409	242,200

Net deferred tax assets	$234,562	$159,874

For U.S. income tax purposes the Company has foreign tax credit carryforwards of $43.2 million that begin to expire in 2011. In addition, for U.S. income tax purposes the Company has $35.7 million of Alternative Minimum Tax credits that do not expire. Management believes that it is more likely than not that the Company will realize the benefits of its net deferred tax assets and, accordingly, no valuation allowance has been recorded for the periods presented.

Tax benefits of $5.6 million and $8.4 million related to compensation expense deductions for stock options exercised in 2005 and 2004, respectively, are reflected in the change in shareholders’ equity in “additional paid in capital”. In addition, during 2005, the Company sold treasury shares resulting in proceeds of $46.5 million compared with a cost basis of $23.0 million. Additional paid in capital was reduced by $8.2 million of income taxes resulting from this transaction.

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

The Company considers purchasing corporate level retrocessional protection covering the potential accumulation of exposures. Such consideration includes balancing the underlying exposures against the availability of cost-effective retrocessional protection. For years ended December 31, 1999, 2000 and 2001, the Company purchased accident year aggregate excess of loss retrocession coverage that provided up to $175.0 million of coverage for each year. These excess of loss policies provided coverage if Everest Re’s consolidated statutory basis accident year loss ratio exceeded a specified loss ratio attachment point for each year of coverage. The attachment point was net of inuring reinsurance and included adjustable premium provisions that effectively caused the Company to offset, on a pre-tax income basis up to approximately 57% of such ceded losses. The maximum recovery for each year is $175.0 million before giving effect to the adjustable premium. During 2003, the Company ceded $85.0 million of losses, to the 2000 cover, effectively exhausting the maximum limit under the contract. The 2001 and 1999 accident year aggregate excess of loss retrocession coverages were fully exhausted prior to January 1, 2003. The Company did not purchase similar corporate level coverage subsequent to December 31, 2001.

In addition, the Company had coverage under an aggregate excess of loss reinsurance agreement provided by LM in connection with the Company’s acquisition of Mt. McKinley in September 2000. This agreement covers 80% or $160 million of the first $200 million of any adverse loss reserve development on the carried reserves of Mt. McKinley at the date of acquisition and reimburses the Company as such losses are paid by the Company. There were $160.0 million of cessions under this reinsurance at December 31, 2003, exhausting the limit available under the contract. The Prudential continues to guarantee LM’s obligation under this agreement.

Premiums written and earned are comprised of the following:

	Years Ended December 31,
(Dollars in thousands)	2005	2004	2003
Written premiums:
Direct	$992,322	$1,293,545	$1,223,841
Assumed	3,116,240	3,410,589	3,349,961
Ceded	(136,521)	(172,646)	(258,413)

Net written premiums	$3,972,041	$4,531,488	$4,315,389

Premiums earned:
Direct	$1,059,069	$1,181,278	$1,021,881
Assumed	3,040,393	3,430,270	2,939,510
Ceded	(136,369)	(186,466)	(223,540)

Net premiums earned	$3,963,093	$4,425,082	$3,737,851

The amounts deducted from losses and LAE incurred for net reinsurance recoveries were $95.2 million, $141.0 million and $278.4 million for the years ended December 31, 2005, 2004 and 2003, respectively.

As of December 31, 2005, the Company carried as an asset $1,048.7 million in reinsurance receivables with respect to losses ceded. Of this amount, $239.8 million, or 22.9%, was receivable from subsidiaries of London Life, $171.5 million, or 16.4%, was receivable from Transatlantic, $160.0 million, or 15.3%, was receivable from LM and $100.0 million, or 9.5%, was receivable from Continental. As of December 31, 2004, the Company carried as an asset $1,210.8 million in reinsurance receivables with respect to losses ceded. Of this amount, $405.0 million, or 33.4%, was receivable from subsidiaries of London Life, $160.0 million, or 13.2%, was receivable from LM, $132.5 million, or 10.9%, was receivable from Transatlantic and $100.0 million, or 8.3%, was receivable from Continental. No other retrocessionaire accounted for more than 5% of the Company’s receivables.

The Company’s arrangements with London Life and Continental are managed on a funds held basis, which means that the Company has not released premium payments to the retrocessionaire but rather retains such payments to secure obligations of the retrocessionaire, records them as a liability, credits interest on the balances at a stated contractual rate and reduces the liability account as payments become due. As of December 31, 2005, such funds had reduced the Company’s net exposure to London Life to $115.4 million, effectively 100% of which has been secured by letters of credit, and its exposure to Continental to $38.7 million. As of December 31, 2004, such funds had reduced the Company’s net exposure to London Life to $184.1 million, effectively 100% of which has been secured by letters of credit, and its exposure to Continental to $43.7 million.

12.     COMPREHENSIVE (LOSS) INCOME

The components of comprehensive (loss) income for the periods ended December 31, 2005, 2004 and 2003 are shown in the following table:

(Dollars in thousands)	2005	2004	2003
Net (loss) income	$(218,667)	$494,858	$426,028

Other comprehensive (loss) income, before tax:
Foreign currency translation adjustments	(26,026)	26,610	33,524
Unrealized gains on securities
arising during the period	12,497	129,705	30,108
Less: reclassification adjustment for
realized (gains) losses included in net income	(90,284)	(89,614)	38,026
Minimum Pension Adjustment	(4,422)	-	-

Other comprehensive (loss) income, before tax	(108,235)	66,701	101,658

Income tax expense related to
items of other comprehensive (loss) income:
Tax expense
from foreign currency translation	935	3,665	11,350
Tax expense from unrealized
gains arising during the period	22,772	34,474	23,764
Tax expense (benefit) from realized
(gains) losses included in net income	22,803	20,098	(8,009)
Tax benefit from minimum pension adjustment	(1,548)	-	-

Income tax expense related to
items of other comprehensive (loss) income:	(644)	18,041	43,123
Other comprehensive (loss) income, net of tax	(107,591)	48,660	58,535

Comprehensive (loss) income	$(326,258)	$543,518	$484,563

The following table shows the components of the change in accumulated other comprehensive income for the years ended December 31, 2005 and 2004.

(Dollars in thousands)	2005		2004

Beginning balance of accumulated
other comprehensive income		$328,737		$280,077

Beginning balance of foreign
currency translation adjustments	$36,398		$13,453
Current period change in foreign
currency translation adjustments	(26,961)	(26,961)	22,945	22,945

Ending balance of foreign
currency translation adjustments	$9,437		$36,398

Beginning balance of
minimum pension adjustment	$-		$-
Current period change
in minimum pension adjustment	(2,874)	(2,874)	-	-

Ending balance of
minimum pension adjustment	$(2,874)		$-

Beginning balance of
unrealized gains on securities	$292,339		$266,624
Current period change
in unrealized gains on securities	(77,756)	(77,756)	25,715	25,715

Ending balance of unrealized
gains on securities	$214,583		$292,339

Current period change in accumulated
other comprehensive income		(107,591)		48,660

Ending balance of accumulated
other comprehensive income		$221,146		$328,737

13.     EMPLOYEE BENEFIT PLANS

A. Defined Benefit Pension Plans
The Company maintains both qualified and non-qualified defined benefit pension plans for its U.S. employees. Generally, the Company computes the benefits based on average earnings over a period prescribed by the plans and credited length of service. The Company’s non-qualified defined benefit pension plan, affected in October 1995, provides compensating pension benefits for participants whose benefits have been curtailed under the qualified plan due to Internal Revenue Code limitations.

Although not required to make contributions under Internal Revenue Service guidelines, the Company contributed $3.9 million and $3.2 million to the qualified and non-qualified plans, respectively, in 2005 and $3.3 million and $1.5 million to the qualified and non-qualified plans, respectively, in 2004. Pension expense for the Company’s plans for the years ended December 31, 2005, 2004 and 2003 was $7.1 million, $4.8 million and $3.7 million, respectively.

The following table summarizes the status of these defined benefit plans for its U.S. employees for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2005	2004
Change in projected benefit obligation:
Benefit obligation at beginning of year	$66,164	$50,773
Service cost	3,873	3,273
Interest cost	4,036	3,397
Actuarial loss	8,123	9,410
Administrative expenses paid	(374)	(338)
Benefits paid	(553)	(351)

Benefit obligation at end of year	81,269	66,164

Change in plan assets:
Fair value of plan assets at beginning of year	46,155	37,564
Actual return on plan assets	2,928	4,487
Actual contributions during the year	7,141	4,793
Administrative expenses paid	(373)	(338)
Benefits paid	(553)	(351)

Fair value of plan assets at end of year	55,298	46,155

Funded status	(25,971)	(20,009)
Unrecognized prior service cost	620	747
Unrecognized net loss	27,515	20,576

Net amount recognized	$2,164	$1,314

Plan assets are comprised of shares in investment trusts with approximately 68% and 32% of the underlying assets consisting of equity securities and fixed maturities, respectively.

Net periodic pension cost for U.S. employees included the following components for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2005	2004	2003
Service cost	$3,873	$3,273	$2,295
Interest cost	4,036	3,397	2,692
Expected return on assets	(3,667)	(3,358)	(2,082)
Amortization of net loss from earlier periods	1,923	1,357	705
Amortization of unrecognized prior service cost	127	127	127

Net periodic pension cost	$6,292	$4,796	$3,737

The weighted average discount rates used to determine the actuarial present value of the projected benefit obligation for 2005, 2004 and 2003 were 5.5%, 5.75% and 6.0%, respectively. The rate of compensation increase used to determine the actuarial present value of the projected benefit obligation for 2005, 2004 and 2003 was 4.5%. The expected long-term rate of return on plan assets for 2005, 2004 and 2003 was 8.0%, 9.0% and 9.0%, respectively, was based on portfolio returns and allocations.

Amounts recognized in the statement of financial position consist of for the periods indicated:

	Pension Benefits
(Dollars in thousands)	2005	2004
Prepaid benefit cost	$2,164	$1,538
Accrued benefit cost	-	(224)
Intangible assets	620	-
Accumulated other comprehensive income	4,422	-

Net amount recognized	$7,206	$1,314

The following table summarizes the Accumulated Benefit Obligation for years ended December 31, 2005, and 2004, respectively.

(Dollars in thousands)	Pension Plan	Supplemental Plan	Total
Accumulated Benefit Obligation- 2005	$46,200	$14,225	$60,425
Accumulated Benefit Obligation- 2004	$39,248	$9,652	$48,900

The asset allocation percentages for the qualified and non-qualified benefit plans at December 31, 2005 and 2004, by asset category, are as follows:

	Qualified Benefit Plan		Non-Qualified Benefit Plan
Asset Category:	2005	2004	2005	2004
Equity securities	67.61%	67.88%	67.27%	67.75%
Debt securities	31.91%	31.36%	32.20%	31.76%
Other	0.48%	0.76%	0.53%	0.49%

Total	100.00%	100.00%	100.00%	100.00%

The Company engages a third party investment administrator to manage the qualified and non-qualified plan for its U.S. employees. The assets in both plans consist of debt and equity mutual funds. Due to the long term nature of the plans, the target asset allocation for each plan consists of 70% equities and 30% bonds.

The Company expects to contribute approximately $4.0 million and $2.4 million in 2006 to the qualified and non-qualified plan, respectively.

B. Defined Contribution Plans
The Company also maintains both qualified and non-qualified defined contribution plans (“Savings Plan” and “Non-Qualified Savings Plan”, respectively) covering U.S. employees. Under the plans, the Company contributes up to a maximum 3% of the participants’ compensation based on the contribution percentage of the employee. The Non-Qualified Savings Plan provides compensating savings plan benefits for participants whose benefits have been curtailed under the Savings Plan due to Internal Revenue Code limitations. The Company’s incurred expenses related to these plans were $1.0 million, $1.0 million and $0.8 million for 2005, 2004 and 2003, respectively.

In addition, the Company maintains several defined contribution pension plans covering non-U.S. employees. Each non-U.S. office (Canada, London, Belgium, Singapore and Bermuda) maintains a separate plan for the non-U.S. employees working in that location. The Company contributes various amounts based on salary, age, and/or years of service. The contributions as a percentage of salary for the branch offices range from 2% to 12%. The contributions are generally used to purchase pension benefits from local insurance providers. The Company’s incurred expenses related to these plans were $0.5 million for 2005 and $0.4 million for 2004 and 2003.

C. Post-retirement Plan
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

A health care inflation rate for pre-Medicare claims of 10% in 2005 was assumed to remain at 10% in 2006, decrease one percentage point annually to 5% in 2011 and then remain at that level.

A health care inflation rate for post-Medicare claims of 6% in 2005, was assumed to remain at to 6% in 2006, decrease one percentage point to 5% in 2007 and then remain at that level.

Changes in the assumed health care cost trend can have a significant effect on the amounts reported for the health care plans. A one percent change in the rate would have the following effects on:

(Dollars in thousands)	Percentage Point Increase ($ Impact)	Percentage Point Decrease ($ Impact)
a. Effect on total service and interest cost components	$213	$(165)
b. Effect on accumulated postretirement	$1,943	$(1,262)

Benefit expense for this plan for the year ended December 31, 2005, 2004 and 2003 was $0.9 million, $0.8 million and $0.7 million, respectively.

The following table summarizes the status of this plan for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2005	2004
Change in projected benefit obligation:
Benefit obligation at beginning of year	$7,111	$6,870
Service cost	490	419
Interest cost	408	363
Actuarial (gain) loss
Assumption change	582	308
Liability loss (gain)	25	(817)
Benefits paid	(34)	(32)

Benefit obligation at end of year	8,582	7,111

Funded status	(8,582)	(7,111)
Unrecognized net loss	1,711	1,133

(Accrued) postretirement benefit cost	$(6,871)	$(5,978)

Net periodic cost included the following components for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2005	2004	2003
Service cost	$490	$419	$372
Interest cost	408	363	358
Net loss recognition	29	17	20

Net periodic cost	$927	$799	$750

The following table summarizes the Accumulated Benefit Obligation for the post-retirement plan for the years ended December 31, 2005 and 2004, respectively.

(Dollars in thousands)	Post Retirement Plan
Accumulated Benefit Obligation- 2005	$8,582
Accumulated Benefit Obligation- 2004	$7,111

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

Delaware law provides that an insurance company which is a member of an insurance holding company system and is domiciled in the state shall not pay dividends without giving prior notice to the Insurance Commissioner of Delaware and may not pay dividends without the approval of the Insurance Commissioner if the value of the proposed dividend, together with all other dividends and distributions made in the preceding twelve months, exceeds the greater of (1) 10% of statutory surplus or (2) net income, not including realized capital gains, each as reported in the prior year’s statutory annual statement. In addition, no dividend may be paid in excess of unassigned earned surplus. At December 31, 2005, Everest Re had $232.8 million available for payment of dividends in 2006 without prior regulatory approval.

B. Statutory Financial Information
Everest Re prepares its statutory financial statements in accordance with accounting practices prescribed or permitted by the National Association of Insurance Commissioners (“NAIC”) and the Delaware Insurance Department. Prescribed statutory accounting practices are set forth in the NAIC Accounting Practices and

Procedures Manual. The capital and statutory surplus of Everest Re was $2,327.6 million (unaudited) and $2,093.2 million at December 31, 2005 and 2004, respectively. The statutory net loss of Everest Re was $26.9 million (unaudited) for the year ended December 31, 2005 and the statutory net income was $175.8 million and $164.6 million for the years ended December 31, 2004 and 2003, respectively.

Bermuda Re prepares its statutory financial statements in conformity with the accounting principles set forth in Bermuda in The Insurance Act 1978, amendments thereto and related regulations. The statutory capital and surplus of Bermuda Re was $1,521.3 million (unaudited) and $1,486.9 million at December 31, 2005 and 2004, respectively. The statutory net loss of Bermuda Re was $221.7 million (unaudited) for the year ended December 31, 2005 and the statutory net income was $248.7 million and $128.9 million for the years ended December 31, 2004 and 2003, respectively.

15.     CONTINGENCIES

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

In 1993 and prior, the Company had a business arrangement with The Prudential wherein, for a fee, the Company accepted settled claim payment obligations of certain property and casualty insurers, and, concurrently, became the owner of the annuity or assignee of the annuity proceeds funded by the property and casualty insurers specifically to fulfill these fully settled obligations. In these circumstances, the Company would be liable if The Prudential, which has an A+ (Superior) financial strength rating from A.M. Best Company (“A.M. Best”), were unable to make the annuity payments. The estimated cost to replace all such annuities for which the Company was contingently liable at December 31, 2005 and 2004 was $155.3 million and $156.0 million, respectively.

Prior to its 1995 initial public offering, the Company purchased annuities from an unaffiliated life insurance company with an A+ (Superior) financial strength rating from A.M. Best to settle certain claim liabilities of the Company. Should the life insurance company become unable to make the annuity payments, the Company would be liable for those claim liabilities. The estimated cost to replace such annuities at December 31, 2005 and 2004 were $18.8 million and $17.4 million, respectively.

16.     SHARE BASED COMPENSATION PLANS

The Company has a 2002 Stock Incentive Plan (“2002 Employee Plan”), a 1995 Stock Incentive Plan (“1995 Employee Plan”), a 2003 Non-Employee Director Equity Compensation Plan (“2003 Director Plan”), a 1995 Stock Option Plan for Non-Employee Directors (“1995 Director Plan”) and has awarded options to non-employee directors in Board actions in 2001, 2000 and 1999. In 2002, the Company implemented FAS No. 123, and related interpretations in accounting for these plans and Board actions. Accordingly, option compensation expense of $4.9 million, $3.3 million and $2.0 million have been recognized in the accompanying consolidated financial statements for years ended December 31, 2005, 2004 and 2003, respectively, for stock options granted under the 2002 Employee Plan, the 1995 Employee Plan, the 2003 Director Plan and the 1995 Director Plan.

A summary of the status of the Company’s shareholder approved and non-approved plans as of December 31, 2005, 2004 and 2003 and changes during the years then ended is presented in the following table:

Compensation Plans Approved by Shareholders:

	2005		2004		2003

	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Outstanding, beginning of year	2,318,534	$ 53.82	2,373,409	$ 45.41	2,407,524	$ 41.23
Granted	323,000	95.35	435,500	74.36	250,956	73.47
Exercised	379,456	41.17	461,075	29.63	243,071	32.67
Forfeited	26,000	72.76	29,300	58.43	42,000	50.01

Outstanding, end of year	2,236,078	$ 61.75	2,318,534	$ 53.82	2,373,409	$ 45.41

Options exercisable at year-end	1,170,953	$ 49.10	1,156,921	$ 43.88	1,248,333	$ 37.20

Weighted-average grant date fair value
of options granted during the year		$ 32.34		$ 25.47		$ 26.39

Under the 2003 Director Plan, 500,000 common shares have been authorized to be granted as stock options or stock awards to non-employee directors of the Company. At December 31, 2005 there were 477,500 remaining shares available to be granted under the 2003 Director Plan. Under the 2002 Employee Plan 4,000,000 common shares have been authorized to be granted as stock options, stock awards or restricted stock awards to officers and key employees of the Company. At December 31, 2005, there were 2,279,850 remaining shares available to be granted under the 2002 Employee Plan. Under the 1995 Director Plan, a total of 50,000 common shares have been authorized to be granted as stock options to non-employee directors of the Company. At December 31, 2005, there were 37,439 remaining shares available to be granted under the 1995 Director Plan. The 2002 Employee Plan replaced the 1995 Employee Plan; therefore, no further awards will be granted under the 1995 Employee Plan.

Compensation Plans Not Approved by Shareholders:

	2005		2004		2003

	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Outstanding, beginning of year	96,000	$ 36.22	96,000	$ 36.22	96,000	$ 36.22
Granted	-	-	-	-	-	-
Exercised	6,500	30.63	-	-	-	-
Forfeited	-	-	-	-	-	-

Outstanding, end of year	89,500	$ 36.62	96,000	$ 36.22	96,000	$ 36.22

Options exercisable at year-end	89,500	$ 36.62	96,000	$ 36.22	82,680	$ 34.32

Compensation plans not approved by shareholders refer to Board actions in 2001, 2000 and 1999, which awarded options to non-employee directors. The Board actions were designed to award non-employee directors with the options to purchase common stock to increase the ownership interest in the Company of non-employee directors whose services are considered essential to the Company’s continued progress, to align such interests with those of the shareholders of the Company and to provide them with a further incentive to serve as directors to the Company. Under Board actions in 2001, 2000 and 1999; 40,000, 30,000 and 26,000 common shares have been granted as stock options to non-employee directors of the Company.

Options granted under the 2002 Employee Plan and the 1995 Employee Plan vest at the earlier of 20% per year over five years or pro rata to the expiration of any applicable employment agreement, options granted under the 1995 Director Plan vest at 50% per year over two years and options granted under the 2003 Director Plan and the 2001, 2000 and 1999 Board actions vest at 33% per year over three years. All options are exercisable at fair market value of the stock at the date of grant and expire ten years after the date of grant. Restricted shares granted under the 2002 Employee Plan and the 1995 Employee Plan vest at the earlier of 20% per year over five years or pro rata to the expiration of any applicable employment agreement.

The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding at 12/31/05	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at 12/31/05	Weighted- Average Exercise Price

$19.09 - $28.65	148,962	3.9	$25.25	148,962	$25.25
$28.65 - $38.19	335,420	2.8	$35.27	335,420	$35.27
$38.19 - $47.74	50,400	1.8	$39.36	50,400	$39.36
$47.74 - $57.29	652,950	6.3	$52.53	416,200	$51.87
$57.29 - $66.83	201,000	5.3	$66.22	161,000	$66.22
$66.83 - $76.38	616,846	8.4	$74.02	148,471	$73.77
$76.38 - $85.93	-	-	$-	-	$-
$85.93 - $95.49	320,000	9.7	$95.35	-	$-

	2,325,578	6.5	$60.78	1,260,453	$48.22

In addition to the 2002 Employee Plan, the 1995 Employee Plan, the 2003 Director Plan and the 1995 Director Plan, Group issued 1,962 common shares in 2005, 2,283 common shares in 2004 and 1,312 common shares in 2003 to the Company’s non-employee directors as compensation for their service as directors in 2005, 2004 and 2003, respectively. These issuances had aggregate values of $180,000, $185,000 and $100,000, respectively.

Since its 1995 initial public offering, the Company has issued to certain key employees of the Company 310,000 restricted common shares, of which 19,960 restricted shares have been cancelled and to non-employee directors of the company 10,000 restricted common shares, of which no restricted shares have been cancelled. Upon issuance of restricted shares, unearned compensation is charged to shareholders’ equity for the grant date market value of the restricted shares and is amortized over the vesting period. The amount of earned compensation recognized as expense with respect to restricted share awards was $3,091,263; $1,316,224 and $382,835 for 2005, 2004 and 2003, respectively. The Company acquired 10,645, 5,100 and 563 common shares at a cost of $1,035,631, $380,809 and $42,449 in 2005, 2004 and 2003, respectively, from employees who chose to pay required withholding taxes with shares exercised under the stock option grants or restricted shares, which became unrestricted. The Company acquired 328 common shares at a cost of $32,905 in 2005 and 604 common shares at a cost of $49,999 in 2003 from non-employee directors who chose to pay the option exercise price with shares. Also in 2005, 2004 and 2003, the Company recorded contributions of paid in capital in the amount of $5.6 million, $8.4 million and $3.5 million, respectively, representing the tax benefits attributable to the difference between the amount of compensation expense deductible for tax purposes with respect to the stock awards and the amount of such compensation expense reflected in the Company’s financial statements.

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

These segments are managed in a carefully coordinated fashion with strong elements of central control. with respect to pricing, risk management, monitoring aggregate exposures to catastrophe events, capital, investments and support operations. Management generally monitors and evaluates the financial performance of these operating segments based upon their underwriting results. Underwriting results include earned premium less losses and LAE incurred, commission and brokerage expenses and other underwriting expenses and are analyzed using ratios, in particular loss, commission and brokerage and other underwriting expense ratios, which, respectively, divide incurred losses, commissions and brokerage and other underwriting expenses by earned premium. The Company utilizes inter-affiliate reinsurance, but such reinsurance generally does not impact segment results, as business is generally reported within the segment in which the business was first produced. The accounting policies of the operating segments are generally the same as those described in Note 1K, Summary of Significant Accounting Policies.

The Company does not maintain separate balance sheet data for its operating segments. Accordingly, the Company does not review and evaluate the financial results of its operating segments based upon balance sheet data.

Effective January 1, 2004, Everest Re sold its United Kingdom branch to Bermuda Re, a Bermuda insurance company and direct subsidiary of Group. Business for this branch was previously included in the International segment and is now included in the Bermuda segment. Due to the sale and in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“FAS 131”), the Company restated the International and Bermuda segments for the years ended December 31, 2003 to conform to December 31, 2005 and 2004 segment reporting.

In 2003, Everest National, another subsidiary of the Company, opened a regional office in California to better serve its western U.S. Insurance business. The business produced through this additional office is included in the U.S. Insurance operation.

The following tables present the relevant underwriting results for the operating segments for the three years ended December 31:

U.S. Reinsurance
(Dollars in thousands)	2005	2004	2003
Gross written premiums	$1,386,168	$1,478,159	$1,752,302
Net written premiums	1,383,690	1,468,466	1,687,333
Premiums earned	$1,396,133	$1,473,545	$1,423,841
Incurred losses and loss adjustment expenses	1,479,560	1,168,563	1,059,087
Commission and brokerage	358,101	373,581	350,641
Other underwriting expenses	23,981	23,390	21,670

Underwriting loss	$(465,509)	$(91,989)	$(7,557)

U.S. Insurance
(Dollars in thousands)	2005	2004	2003
Gross written premiums	$932,469	$1,167,808	$1,069,527
Net written premiums	815,316	1,019,716	923,147
Premiums earned	$823,015	$937,576	$823,601
Incurred losses and loss adjustment expenses	530,781	658,777	605,602
Commission and brokerage	132,630	130,380	146,782
Other underwriting expenses	50,491	44,834	38,569

Underwriting gain	$109,113	$103,585	$32,648

Specialty Underwriting
(Dollars in thousands)	2005	2004	2003
Gross written premiums	$314,630	$487,072	$502,888
Net written premiums	299,316	470,571	498,013
Premiums earned	$301,454	$459,284	$468,932
Incurred losses and loss adjustment expenses	317,917	302,010	295,397
Commission and brokerage	79,692	129,209	133,531
Other underwriting expenses	6,756	7,068	6,475

Underwriting (loss) gain	$(102,911)	$20,997	$33,529

International
(Dollars in thousands)	2005	2004	2003
Gross written premiums	$706,584	$687,657	$520,800
Net written premiums	704,870	684,390	518,919
Premiums earned	$683,435	$655,694	$461,607
Incurred losses and loss adjustment expenses	574,653	419,101	267,707
Commission and brokerage	166,968	161,106	113,091
Other underwriting expenses	12,622	11,298	9,734

Underwriting (loss) gain	$(70,808)	$64,189	$71,075

Bermuda
(Dollars in thousands)	2005	2004	2003
Gross written premiums	$768,711	$883,439	$728,285
Net written premiums	768,849	888,345	687,977
Premiums earned	$759,056	$898,983	$559,870
Incurred losses and loss adjustment expenses	821,406	742,688	372,403
Commission and brokerage	177,456	180,900	119,888
Other underwriting expenses	16,153	13,998	12,222

Underwriting (loss) gain	$(255,959)	$(38,603)	$55,357

The following table reconciles the underwriting results for the operating segments to income before tax as reported in the consolidated statements of operations and comprehensive income for the three years ended December 31:

(Dollars in thousands)	2005	2004	2003
Underwriting (loss) gain	$(786,074)	$58,179	$185,052
Net investment income	522,833	495,908	402,610
Realized gain (loss)	90,284	89,614	(38,026)
Net derivative (expense) income	(2,638)	(2,660)	5,851
Corporate expenses	(13,459)	(6,532)	(5,953)
Interest expense	(73,394)	(75,539)	(57,288)
Other (expense) income	(18,473)	741	(1,033)

(Loss) income before taxes	$(280,921)	$559,711	$491,213

The Company produces business in its U.S., Bermuda and International operations. The net income and assets of the individual foreign countries in which the Company writes business are not identifiable in the Company’s financial records. The largest country, other than the U.S., in which the Company writes business is the United Kingdom, with $406.6 million of written premium for the year ended December 31, 2005. No other country represented more than 5% of the Company’s revenues.

Approximately 17.8%, 16.9% and 13.1% of the Company’s gross written premiums in 2005, 2004 and 2003, respectively, were sourced through the Company’s largest intermediary.

19.     UNAUDITED QUARTERLY FINANCIAL DATA

Summarized quarterly financial data for the periods ended were as follows:

(Dollar in thousands, except per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2005 Operating data:
Gross written premiums	$1,047,572	$1,109,322	$1,080,671	$870,997
Net written premiums	1,011,705	1,073,654	1,051,543	835,139
Premiums earned	1,005,915	1,092,500	959,409	905,269
Net investment income	132,886	137,448	117,532	134,967
Net realized capital gain	2,477	27,309	27,699	32,799
Total claims and underwriting expenses	919,332	997,351	1,555,713	1,290,230
Net income (loss)	$167,095	$194,180	$(417,745)	$(162,197)

Net income (loss) per common share - basic	$2.98	$3.45	$(7.41)	$(2.63)
Net income (loss) per common share - diluted	$2.93	$3.40	$(7.41)	$(2.63)
2004 Operating data:
Gross written premiums	$1,224,893	$1,085,604	$1,217,191	$1,176,446
Net written premiums	1,177,950	1,050,855	1,179,748	1,122,935
Premiums earned	1,055,065	1,004,258	1,139,862	1,225,897
Net investment income	100,897	136,845	123,784	134,382
Net realized capital (loss) gain	(34,908)	116,681	10,125	(2,284)
Total claims and underwriting expenses	957,905	918,768	1,236,387	1,260,375
Net income	$126,101	$263,967	$11,463	$93,327

Net income per common share - basic	$2.26	$4.72	$0.20	$1.67
Net income per common share - diluted	$2.22	$4.64	$0.20	$1.64

EVEREST RE GROUP, LTD. SCHEDULE I – SUMMARY OF INVESTMENTS – OTHER THAN INVESTMENTS IN RELATED PARTIES DECEMBER 31, 2005
Column A	Column B	Column C	Column D
(Dollars in thousands)	Cost	Market Value	Amount Shown in Balance Sheet
Fixed maturities-available for sale
Bonds:
U.S. government and government agencies	$205,020	$201,623	$201,623
State, municipalities and political subdivisions	3,614,956	3,760,280	3,760,280
Foreign government securities	1,047,725	1,079,577	1,079,577
Foreign corporate securities	591,077	614,055	614,055
Public utilities	209,956	210,725	210,725
All other corporate bonds	2,627,488	2,620,659	2,620,659
Mortgage pass-through securities	1,556,017	1,527,199	1,527,199
Redeemable preferred stock	20,000	28,016	28,016

Total fixed maturities-available for sale	9,872,239	10,042,134	10,042,134
Equity securities	922,090	1,090,825	1,090,825
Short-term investments	1,443,751	1,443,751	1,443,751
Other invested assets	285,385	286,812	286,812
Cash	107,275	107,275	107,275

Total investments and cash	$12,630,740	$12,970,797	$12,970,797

EVEREST RE GROUP, LTD. SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT CONDENSED BALANCE SHEETS
	December 31,
(Dollars in thousands, except par value per share)	2005	2004
ASSETS
Fixed maturities - available for sale, at market value
(amortized cost: 2005, $194,016; 2004, $148,219)	$191,822	$150,608
Short-term investments	148,828	3,293
Cash	750	3,631
Investment in subsidiaries, at equity in the underlying net assets	3,797,265	3,551,812
Accrued investment income	1,906	1,485
Receivable from affiliate	839	2,819
Other assets	146	605

Total Assets	$4,141,556	$3,714,253

LIABILITIES
Due to affiliates	$826	$560
Other liabilities	1,036	1,175

Total liabilities	1,862	1,735

SHAREHOLDERS' EQUITY
Preferred shares, par value: $0.01; 50 million shares authorized;
no shares issued and outstanding	-	-
Common shares, par value: $0.01; 200 million shares authorized;
(2005) 64.6 million and (2004) 56.2 million issued	646	566
Additional paid-in capital	1,748,797	983,025
Unearned compensation	(17,051)	(7,108)
Accumulated other comprehensive income, net of deferred income
taxes of $134.9 million at 2005 and $135.6 million at 2004	221,146	328,737
Retained earnings	2,186,156	2,430,248
Treasury shares, at cost; 0.0 million shares at 2005 and 0.5 million shares at 2004	-	(22,950)

Total shareholders' equity	4,139,694	3,712,518

Total liabilities and shareholders' equity	$4,141,556	$3,714,253

See notes to consolidated financial statements

EVEREST RE GROUP, LTD. SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT CONDENSED STATEMENTS OF OPERATIONS
	Years Ended December 31,
(Dollars in thousands)	2005	2004	2003
REVENUES:
Net investment income	$11,035	$33,576	$9,214
Net realized capital gains	(21)	56	3,493
Other expense	(4,972)	(2,394)	(1,159)
Equity in undistributed change in retained earnings of subsidiaries	(215,604)	470,281	417,303

Total revenues	(209,562)	501,519	428,851

EXPENSES:
Other expenses	9,108	6,661	2,806

(LOSS) INCOME BEFORE TAXES	(218,670)	494,858	426,045
Income tax (benefit) expense	(3)	-	17

NET (LOSS) INCOME	$(218,667)	$494,858	$426,028

See notes to consolidated financial statements

EVEREST RE GROUP, LTD. SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT CONDENSED STATEMENTS OF CASHFLOWS
	Years Ended December 31,
(Dollars in thousands)	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(218,667)	$494,858	$426,028
Adjustments to reconcile net income to net cash provided
by operating activities:
Equity in undistributed change in retained earnings of subsidiaries	215,604	(470,281)	(417,303)
(Decrease) increase in other liabilities	(139)	840	(654)
Decrease in other assets	38	528	3,295
Decrease (increase) in receivable from affiliates	2,246	(33)	(1,669)
Amortization of bond premium/(accrual of bond discount)	737	658	915
Realized capital losses (gains)	21	(56)	(3,493)
Non-cash compensation expense (benefit)	3,092	1,375	(4,917)

Net cash provided by operating activities	2,932	27,889	2,202

CASH FLOWS FROM INVESTING ACTIVITIES
Additional investment in subsidiaries	(564,065)	(21,876)	(300,000)
Proceeds from fixed maturities matured/called - available for sale	15,555	16,553	138,428
Cost of fixed maturities acquired - available for sale	(62,111)	(23,514)	(150,774)
Net (purchases) sales of short-term securities	(145,535)	1,129	(631)

Net cash used in investing activities	(756,156)	(27,708)	(312,977)

CASH FLOWS FROM FINANCING ACTIVITIES
Common shares issued during the period	737,506	25,146	330,885
Sale of treasury shares, net of tax	38,261	-	-
Dividends paid to shareholders	(25,424)	(22,421)	(19,577)

Net cash provided by financing activities	750,343	2,725	311,308

EFFECT OF EXCHANGE RATE CHANGES ON CASH	-	(71)	(80)

Net (decrease) increase in cash	(2,881)	2,835	453
Cash, beginning of period	3,631	796	343

Cash, end of period	$750	$3,631	$796

See notes to consolidated financial statements

EVEREST RE GROUP, LTD.
SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION
Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J

Geographic Area (Dollars in thousands)	Deferred Acquisition Costs	Reserve for Losses and Loss Adjustment Expenses	Unearned Premium Reserves	Premiums Earned	Net Investment Income	Incurred Loss and Loss Adjustment Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses	Net Written Premium

December 31, 2005
Domestic	$153,603	$6,196,014	$1,203,970	$2,520,602	$296,197	$2,328,258	$570,423	$94,687	$2,498,322
International	48,623	1,029,963	183,906	683,435	28,421	574,653	166,968	12,622	704,870
Bermuda	150,519	1,900,725	208,433	759,056	198,215	821,406	177,456	16,153	768,849

Total	$352,745	$9,126,702	$1,596,309	$3,963,093	$522,833	$3,724,317	$914,847	$123,462	$3,972,041

December 31, 2004
Domestic	$163,600	$5,379,732	$1,226,099	$2,870,405	$305,546	$2,129,350	$633,170	$81,824	$2,958,753
International	40,524	819,142	161,073	655,694	23,477	419,101	161,106	11,298	684,390
Bermuda	127,785	1,637,432	208,458	898,983	166,885	742,688	180,900	13,998	888,345

Total	$331,909	$7,836,306	$1,595,630	$4,425,082	$495,908	$3,291,139	$975,176	$107,120	$4,531,488

December 31, 2003
Domestic	$169,765	$4,402,636	$1,134,706	$2,716,374	$247,841	$1,960,086	$630,954	$72,667	$3,108,493
International	29,052	615,394	128,783	461,607	21,047	267,707	113,091	9,734	518,919
Bermuda	134,397	1,343,215	236,150	559,870	133,722	372,403	119,888	12,222	687,977

Total	$333,214	$6,361,245	$1,499,639	$3,737,851	$402,610	$2,600,196	$863,933	$94,623	$4,315,389

EVEREST RE GROUP, LTD. SCHEDULE IV – REINSURANCE
Column A	Column B	Column C	Column D	Column E	Column F
(Dollars in thousands)	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Assumed to Net
December 31, 2005
Total property and liability insurance
premiums earned	$1,059,069	$136,369	$3,040,393	$3,963,093	76.7%
December 31, 2004
Total property and liability insurance
premiums earned	$1,181,278	$186,466	$3,430,270	$4,425,082	77.5%
December 31, 2003
Total property and liability insurance
premiums earned	$1,021,881	$223,540	$2,939,510	$3,737,851	78.6%