Form 10-Q
period 2006-03-31
EVEREST RE GROUP LTD
filed 2006-05-10
CIK 1095073

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:	Commission file number:
March 31, 2006	1-15731

EVEREST RE GROUP, LTD.
(Exact name of registrant as specified in its charter)

Bermuda	98-0365432
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

YES X	NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer X	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Number of Shares Outstanding
Class	at May 01, 2006

Common Shares, $.01 par value	64,914,091

EVEREST RE GROUP, LTD.

Index To Form 10-Q

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements	Page

Consolidated Balance Sheets at March 31, 2006 (unaudited)
and December 31, 2005	3

Consolidated Statements of Operations and Comprehensive Income
for the three months ended March 31, 2006 and 2005 (unaudited)	4

Consolidated Statements of Changes in Shareholders’ Equity for the
three months ended March 31, 2006 and 2005 (unaudited)	5

Consolidated Statements of Cash Flows for the three months ended
March 31, 2006 and 2005 (unaudited)	6

Notes to Consolidated Interim Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operation	21

Item 3. Quantitative and Qualitative Disclosures About Market Risk	48

Item 4. Controls and Procedures	49

PART II

OTHER INFORMATION

Item 1. Legal Proceedings	50

Item 1A. Risk Factors	50

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	51

Item 3. Defaults Upon Senior Securities	51

Item 4. Submission of Matters to a Vote of Security Holders	51

Item 5. Other Information	51

Item 6. Exhibits	52
EVEREST RE GROUP, LTD. CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value per share)	March 31, 2006	December 31, 2005
	(unaudited)
ASSETS:
Fixed maturities - available for sale, at market value
(amortized cost: 2006, $10,391,468; 2005, $9,872,239)	$10,417,094	$10,042,134
Equity securities, at market value (cost: 2006, $1,015,777; 2005, $922,090)	1,264,556	1,090,825
Short-term investments	983,714	1,443,751
Other invested assets (cost: 2006, $317,942; 2005, $285,385)	319,276	286,812
Cash	166,364	107,275

Total investments and cash	13,151,004	12,970,797
Accrued investment income	132,276	133,213
Premiums receivable	1,207,160	1,188,866
Reinsurance receivables	1,007,034	1,048,749
Funds held by reinsureds	295,946	286,856
Deferred acquisition costs	354,990	352,745
Prepaid reinsurance premiums	83,433	84,798
Deferred tax asset	238,665	234,562
Current federal income tax receivable	4,241	75,022
Other assets	119,168	98,932

TOTAL ASSETS	$16,593,917	$16,474,539

LIABILITIES:
Reserve for losses and adjustment expenses	$9,146,997	$9,126,702
Future policy benefit reserve	128,056	133,155
Unearned premium reserve	1,598,058	1,596,309
Funds held under reinsurance treaties	156,836	190,641
Losses in the course of payment	25,515	19,434
Contingent commissions	13,486	19,378
Other net payable to reinsurers	70,795	50,354
8.75% Senior notes due 3/15/2010	199,473	199,446
5.4% Senior notes due 10/15/2014	249,626	249,617
Junior subordinated debt securities payable	546,393	546,393
Accrued interest on debt and borrowings	9,041	10,041
Other liabilities	183,529	193,375

Total liabilities	12,327,805	12,334,845

SHAREHOLDERS' EQUITY:
Preferred shares, par value: $0.01; 50 million shares authorized;
no shares issued and outstanding	-	-
Common shares, par value: $0.01; 200 million shares authorized;
(2006) 64.9 million and (2005) 64.6 million issued	649	646
Additional paid-in capital	1,750,845	1,731,746
Accumulated other comprehensive income, net of deferred income taxes of
$135.5 million at 2006 and $134.9 million at 2005	167,853	221,146
Retained earnings	2,346,765	2,186,156

Total shareholders' equity	4,266,112	4,139,694

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$16,593,917	$16,474,539

EVEREST RE GROUP, LTD. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
	Three Months Ended March 31,
(Dollars in thousands, except per share amounts)	2006	2005
	(unaudited)
REVENUES:
Premiums earned	$1,021,790	$1,005,915
Net investment income	145,026	132,886
Net realized capital gains	13,601	2,477
Net derivative income (expense)	3,879	(1,221)
Other expense	(6,607)	(3,441)

Total revenues	1,177,689	1,136,616

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	698,943	668,254
Commission, brokerage, taxes and fees	237,502	222,322
Other underwriting expenses	29,014	30,390
Interest expense on senior notes	7,786	12,235
Interest expense on junior subordinated debt	9,362	9,362
Amortization of bond issue costs	235	315
Interest and fee expense on credit facility	97	110

Total claims and expenses	982,939	942,988

INCOME BEFORE TAXES	194,750	193,628
Income tax expense	26,354	26,533

NET INCOME	$168,396	$167,095

Other comprehensive loss, net of tax	(53,293)	(128,625)

COMPREHENSIVE INCOME	$115,103	$38,470

PER SHARE DATA:
Average shares outstanding (000's)	64,622	56,141
Net income per common share - basic	$2.61	$2.98

Average diluted shares outstanding (000's)	65,437	57,076
Net income per common share - diluted	$2.57	$2.93

EVEREST RE GROUP, LTD. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
	Three Months Ended March 31,
(Dollars in thousands, except share amounts)	2006	2005
	(unaudited)
COMMON SHARES (shares outstanding):
Balance, beginning of period	64,643,338	56,177,902
Issued during the period, net	266,564	172,987

Balance, end of period	64,909,902	56,350,889

COMMON SHARES (par value):
Balance, beginning of period	$646	$566
Issued during the period, net	3	2

Balance, end of period	649	568

ADDITIONAL PAID IN CAPITAL:
Balance, beginning of period	1,731,746	975,917
Share-based compensation plans	19,054	10,842
Other	45	45

Balance, end of period	1,750,845	986,804

ACCUMULATED OTHER COMPREHENSIVE INCOME,
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	221,146	328,737
Net decrease during the period	(53,293)	(128,625)

Balance, end of period	167,853	200,112

RETAINED EARNINGS:
Balance, beginning of period	2,186,156	2,430,248
Net income	168,396	167,095
Dividends declared ($0.12 per share in 2006,
and $0.11 per share in 2005)	(7,787)	(6,198)

Balance, end of period	2,346,765	2,591,145

TREASURY SHARES AT COST:
Balance, beginning of period	-	(22,950)
Treasury shares acquired during the period	-	-

Balance, end of period	-	(22,950)

TOTAL SHAREHOLDERS' EQUITY, END OF PERIOD	$4,266,112	$3,755,679

EVEREST RE GROUP, LTD. CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended March 31,
(Dollars in thousands)	2006	2005
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$168,396	$167,095
Adjustments to reconcile net income to net cash provided by
operating activities:
(Increase) decrease in premiums receivable	(14,626)	32,778
Increase in funds held by reinsureds, net	(38,284)	(37,082)
Decrease in reinsurance receivables	47,540	11,143
Increase in deferred tax asset	(4,693)	(12,648)
(Decrease) increase in reserve for losses and loss adjustment expenses	(10,126)	140,692
Decrease in future policy benefit reserve	(5,098)	(2,346)
(Decrease) increase in unearned premiums	(1,584)	842
Decrease in other assets and liabilities, net	23,035	19,074
Non-cash compensation expense	1,533	444
Amortization of bond premium	7,304	7,644
Amortization of underwriting discount on senior notes	36	58
Realized capital gains	(13,601)	(2,477)

Net cash provided by operating activities	159,832	325,217

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale	166,441	123,015
Proceeds from fixed maturities sold - available for sale	104,077	120,270
Proceeds from equity securities sold	27,649	-
Proceeds from other invested assets sold	5,562	1,781
Cost of fixed maturities acquired - available for sale	(763,683)	(367,968)
Cost of equity securities acquired	(116,111)	(168,021)
Cost of other invested assets acquired	(28,698)	(6,417)
Net sales of short-term securities	462,807	158,866
Net increase in unsettled securities transactions	23,178	31,174

Net cash used in investing activities	(118,778)	(107,300)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares issued during the period	17,569	10,445
Dividends paid to shareholders	(7,787)	(6,198)
Repayment of senior notes	-	(250,000)

Net cash provided by (used in) financing activities	9,782	(245,753)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	8,253	(5,572)

Net increase (decrease) in cash	59,089	(33,408)
Cash, beginning of period	107,275	184,930

Cash, end of period	$166,364	$151,522

SUPPLEMENTAL CASH FLOW INFORMATION
Cash transactions:
Income taxes paid, net	$(51,318)	$36,890
Interest paid	$18,308	$28,847

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended March 31, 2006 and 2005

1. General

As used in this document, “Group” means Everest Re Group, Ltd.; “Holdings” means Everest Reinsurance Holdings, Inc.; “Everest Re” means Everest Reinsurance Company and its subsidiaries (unless the context otherwise requires); and the “Company” means Everest Re Group, Ltd. and its subsidiaries.

The unaudited consolidated financial statements of the Company for the three months ended March 31, 2006 and 2005 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis. Certain financial information, which is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), has been omitted since it is not required for interim reporting purposes. The year end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results for the three months ended March 31, 2006 and 2005 are not necessarily indicative of the results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2005, 2004 and 2003 included in the Company’s most recent Form 10-K filing.

2. New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement 123(R) “Share-Based Payment” (“FAS 123(R)”), which is effective for fiscal years beginning after June 15, 2005. The Company adopted FAS 123(R) effective January 1, 2006. FAS 123(R) requires all share-based compensation awards, granted, modified or settled after December 15, 1994 to be accounted for using the fair value method of accounting. Under the modified prospective application, compensation cost is recognized for the outstanding, non-vested awards based on the grant date fair value of those awards as calculated under Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“FAS 123”). As the Company implemented FAS 123 prospectively for grants issued on or after January 1, 2002, the adoption of FAS 123(R) resulted in an additional $169,037 of compensation expense for the quarter ended March 31, 2006.

In November 2005, the FASB issued FASB Staff Position (“FSP”) FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FAS 115-1”), which is effective for reporting periods beginning after December 15, 2005. FAS 115-1 addresses the determination as to when an investment is considered impaired, whether the impairment is other than temporary and the measurement of an impairment loss. FAS 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses not recognized as other-than-temporary impairments. The Company adopted FAS 115-1 prospectively effective January 1, 2006. The Company believes that the unrealized losses in its investment portfolio are temporary in nature.

3. Capital Transactions

On December 1, 2005 under the new registration and offering revisions to the Securities Act of 1933, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”), as a Well Known Seasoned Issuer. Generally, under this shelf registration statement, Group is authorized to issue common shares, preferred shares, debt securities, warrants and hybrid securities, Holdings is authorized to issue debt securities and Everest Re Capital Trust III (“Capital Trust III”) is authorized to issue trust preferred securities.

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended March 31, 2006 and 2005

•	On December 1, 2005, the Company issued 2,298,000 of its common shares at a price of $102.89 per share, which resulted in $236.4 million of proceeds before expenses of approximately $0.3 million and Holdings sold Group shares it acquired in 2002 at a price of $102.89 per share, which resulted in $46.5 million of proceeds, before expenses of approximately $0.3 million.

On June 27, 2003, the Company filed a shelf registration statement on Form S-3 with the SEC, providing for the issuance of up to $975.0 million of securities. Generally, under this shelf registration statement, Group was authorized to issue common shares, preferred shares, debt securities, warrants and hybrid securities, Holdings was authorized to issue debt securities and Everest Re Capital Trust II (“Capital Trust II”) and Capital Trust III were authorized to issue trust preferred securities. This shelf registration statement became effective on December 22, 2003 and was exhausted with the October 6, 2005 transaction described below. The following securities were issued pursuant to that registration statement.

•	On March 29, 2004, Capital Trust II, an unconsolidated affiliate, issued trust preferred securities resulting in a takedown from the shelf registration statement of $320.0 million. In conjunction with the issuance of Capital Trust II’s trust preferred securities, Holdings issued $329.9 million of 6.20% junior subordinated debt securities due March 29, 2034 to Capital Trust II. Part of the proceeds from the junior subordinated debt securities issuance was used for capital contributions to Holdings’ operating subsidiaries.

•	On October 6, 2004, Holdings completed a public offering of $250.0 million principal amount of 5.40% senior notes due October 15, 2014. The net proceeds were used to retire existing debt at Holdings, which was due and retired on March 15, 2005.

•	On October 6, 2005, the Company expanded the size of the remaining shelf registration to $486.0 million by filing under Rule 462(b) of the Securities Act of 1933, as amended, and General Instruction IV of Form S-3 promulgated there under. On the same date, the Company entered into an agreement to issue 5,200,000 of its common shares at a price of $91.50 per share, which resulted in $475.8 million in proceeds received on October 12, 2005, before expenses of approximately $0.3 million. This transaction effectively exhausted the December 22, 2003 shelf registration.

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended March 31, 2006 and 2005

4. Earnings Per Common Share

Net income per common share has been computed below, based upon weighted average common and diluted shares outstanding.

	Three Months Ended March 31,
(Dollars in thousands, except per share amounts)	2006	2005
Net income (numerator)	$168,396	$167,095

Weighted average common and effect of
dilutive shares used in the computation of net income per share:
Weighted average shares outstanding - basic (denominator)	64,622	56,141
Effect of dilutive options	815	935

Weighted average shares outstanding - diluted (denominator)	65,437	57,076

Net income per common share:
Basic	$2.61	$2.98
Diluted	$2.57	$2.93

Options to purchase 16,000 common shares at a price of $99.98 were outstanding for the three months ended March 31, 2006, but were not included in the computation of earnings per diluted share as the options’ exercise price was greater than the average market price of the common shares for the period. All options to purchase common shares for the three months ended March 31, 2005 were included in the computation of earnings per diluted share as the average market price was greater than the options’ exercise price of the common shares for the period. All outstanding options expire on or between September 26, 2006 and February 22, 2016.

Net after-tax expense of stock options associated with the fair value provisions of FAS 123(R) included in the Company’s consolidated statement of operations and comprehensive income was $1.2 million or $0.02 per diluted share for the three months ended March 31, 2006 and $0.7 million or $0.01 per diluted share for the three months ended March 31, 2005.

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

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended March 31, 2006 and 2005

In 1993 and prior, the Company had a business arrangement with The Prudential Insurance Company of America (“The Prudential”) wherein, for a fee, the Company accepted settled claim payment obligations of certain property and casualty insurers, and, concurrently, became the owner of the annuity or assignee of the annuity proceeds funded by the property and casualty insurers specifically to fulfill these fully settled obligations. In these circumstances, the Company would be liable if The Prudential, which has an A+ (Superior) financial strength rating from A.M. Best Company (“A.M. Best”), were unable to make the annuity payments. The estimated cost to replace all such annuities for which the Company was contingently liable at March 31, 2006 was $153.0 million.

Prior to its 1995 initial public offering, the Company purchased annuities from an unaffiliated life insurance company with an A+ (Superior) financial strength rating from A.M. Best to settle certain claim liabilities of the Company. Should the life insurance company become unable to make the annuity payments, the Company would be liable for those claim liabilities. The estimated cost to replace such annuities at March 31, 2006 was $19.0 million.

6. Other Comprehensive (Loss) Income

The following table presents the components of other comprehensive loss for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2006	2005
Net unrealized depreciation
of investments, net of deferred income taxes	$(63,154)	$(126,107)
Currency translation adjustments, net of
deferred income taxes	9,861	(365)
Additional minimum pension liability	-	(2,153)

Other comprehensive loss, net of
deferred income taxes	$(53,293)	$(128,625)

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended March 31, 2006 and 2005

7. Letters of Credit

The Company has arrangements available for the issuance of letters of credit, which letters are generally collateralized by the Company’s cash and investments. The Company’s agreement with Citibank is a bilateral letter of credit agreement only, while the Company’s other facility, the Wachovia Syndicated Facility, involves a syndicate of lenders (see Note 11, tranche two of the Group Credit Facility), with Wachovia acting as administrative agent. At March 31, 2006 and December 31, 2005, letters of credit for $370.5 million and $350.6 million, respectively, were issued and outstanding, generally supporting reinsurance provided by the Company’s non-U.S. operations. The following table summarizes the Company’s letters of credit as of March 31, 2006. All dollar amounts are in thousands.

Bank		Commitment	In Use		Date of Expiry

Citibank		$350,000		$11,216 30,546 15,476 1,142 188,559	08/31/2006 12/31/2006 12/31/2007 12/31/2008 12/31/2009

Total Citibank Agreement		$350,000		$246,939

Wachovia Syndicated Facility	Tranche One Tranche Two	$250,000 500,000	$	- 6,916 1,750 750 45,664 68,513	- 05/09/2006 10/31/2006 11/03/2006 11/13/2006 12/31/2006

Total Wachovia Syndicated Facility		$750,000		$123,593

Total letters of credit		$1,100,000		$370,532

8. Trust Agreements

Certain subsidiaries of the Company, principally Everest Reinsurance (Bermuda), Ltd. (“Bermuda Re”), a Bermuda insurance company and direct subsidiary of Group, have established trust agreements as security for assumed losses payable to certain non-affiliated ceding companies, which effectively use Company investments as collateral. At March 31, 2006, the total amount on deposit in trust accounts was $157.6 million.

9. Senior Notes

On October 12, 2004, Holdings completed a public offering of $250.0 million principal amount of 5.40% senior notes due October 15, 2014. On March 14, 2000, Holdings completed public offerings of $200.0 million principal amount of 8.75% senior notes due March 15, 2010 and $250.0 million principal amount of 8.50% senior notes due and retired March 15, 2005.

Interest expense incurred in connection with these senior notes was $7.8 million and $12.2 million for the three months ended March 31, 2006 and 2005, respectively. Market value, which is based on quoted market price at March 31, 2006 and December 31, 2005, was $240.9 million and $250.9 million, respectively, for the 5.40% senior notes and $221.3 million and $226.2 million, respectively, for the 8.75% senior notes.

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended March 31, 2006 and 2005

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

On November 14, 2002, Holdings issued $216.5 million of 7.85% junior subordinated debt securities due November 15, 2032 to Everest Re Capital Trust (“Capital Trust”). Holdings can redeem the junior subordinated debt securities before their maturity at 100% of their principal amount plus accrued interest as of the date of redemption, in whole or in part, on one or more occasions at any time on or after November 14, 2007; or at any time, in whole, but not in part, within 90 days of the occurrence and continuation of specific events.

Fair value, which is primarily based on quoted market price of the related trust preferred securities at March 31, 2006 and December 31, 2005, was $298.5 million and $293.5 million, respectively, for the 6.20% junior subordinated debt securities and $222.1 million and $220.5 million, respectively, for the 7.85% junior subordinated debt securities.

Interest expense incurred in connection with these junior subordinated notes was $9.4 million for the three months ended March 31, 2006 and 2005.

Capital Trust and Capital Trust II are wholly owned finance subsidiaries of Holdings.

Holdings considers that the mechanisms and obligations relating to the trust preferred securities, taken together, constitute a full and unconditional guarantee by Holdings of Capital Trust and Capital Trust II’s payment obligations with respect to their respective trust preferred securities.

Capital Trust and Capital Trust II will redeem all of the outstanding trust preferred securities when the junior subordinated debt securities are paid at maturity on November 15, 2032 and March 29, 2034, respectively. The Company may elect to redeem the junior subordinated debt securities, in whole or in part, at any time on or after November 14, 2007 and March 30, 2009, respectively. If such an early redemption occurs, the outstanding trust preferred securities would also be proportionately redeemed.

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

For the Three Months Ended March 31, 2006 and 2005

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

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth amount. Minimum net worth is an amount equal to the sum of (i) $2,898 million (base amount) plus (ii) (A) 25% of consolidated net income for each of Group’s fiscal quarters and (B) 50% of any increase in consolidated net worth attributable to the issuance of ordinary and preferred shares. The base amount is reset at the end of each fiscal year to be the greater of 70% of Group’s consolidated net worth as of the last day of the fiscal year and the calculated minimum amount of net worth prior to the last day of the fiscal year. As of March 31, 2006, the Company was in compliance with these covenants.

For the three months ended March 31, 2006 and 2005, there were no outstanding borrowings under tranche one of the Group Credit Facility. At March 31, 2006, there was $123.6 million used of the $500 million available for tranche two standby letters of credit.

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

The Holdings Credit Facility requires Holdings to maintain a debt to capital ratio of not greater than 0.35 to 1, Holdings to maintain a minimum interest coverage ratio of 2.5 to 1 and Everest Re to maintain its statutory surplus at $1.0 billion plus 25% of future aggregate net income and 25% of future aggregate capital contributions after December 31, 2002. As of March 31, 2006, Holdings was in compliance with these covenants.

For the three months ended March 31, 2006 and 2005, there were no outstanding borrowings under the Holdings Credit Facility.

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended March 31, 2006 and 2005

Interest expense and fees incurred in connection with the Group Credit Facility and the Holdings Credit Facility were $0.1 million for the three months ended March 31, 2006 and 2005.

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

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended March 31, 2006 and 2005

The following tables present the relevant underwriting results for the operating segments for the periods indicated:

U.S. Reinsurance
	Three Months Ended March 31,
(Dollars in thousands)	2006	2005
Gross written premiums	$394,397	$349,800
Net written premiums	391,635	349,493
Premiums earned	$379,662	$340,109
Incurred losses and loss adjustment expenses	268,011	229,252
Commission and brokerage	97,495	79,492
Other underwriting expenses	4,777	5,713

Underwriting gain	$9,379	$25,652

U.S. Insurance
	Three Months Ended March 31,
(Dollars in thousands)	2006	2005
Gross written premiums	$218,006	$274,328
Net written premiums	189,473	243,720
Premiums earned	$185,608	$223,781
Incurred losses and loss adjustment expenses	124,879	153,275
Commission and brokerage	29,734	38,749
Other underwriting expenses	10,705	12,631

Underwriting gain	$20,290	$19,126

Specialty Underwriting
	Three Months Ended March 31,
(Dollars in thousands)	2006	2005
Gross written premiums	$64,026	$102,991
Net written premiums	63,632	98,128
Premiums earned	$68,200	$95,997
Incurred losses and loss adjustment expenses	70,577	63,776
Commission and brokerage	20,184	25,457
Other underwriting expenses	1,305	1,639

Underwriting (loss) gain	$(23,866)	$5,125

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended March 31, 2006 and 2005

International
	Three Months Ended March 31,
(Dollars in thousands)	2006	2005
Gross written premiums	$175,522	$152,365
Net written premiums	175,618	151,924
Premiums earned	$174,307	$152,445
Incurred losses and loss adjustment expenses	118,257	91,145
Commission and brokerage	40,788	34,436
Other underwriting expenses	2,678	2,987

Underwriting gain	$12,584	$23,877

Bermuda
	Three Months Ended March 31,
(Dollars in thousands)	2006	2005
Gross written premiums	$203,068	$168,088
Net written premiums	201,980	168,440
Premiums earned	$214,013	$193,583
Incurred losses and loss adjustment expenses	117,219	130,806
Commission and brokerage	49,301	44,188
Other underwriting expenses	3,713	3,709

Underwriting gain	$43,780	$14,880

The following table reconciles the underwriting results for the operating segments to income before tax as reported in the consolidated statements of operations and comprehensive income for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2006	2005
Underwriting gain	$62,167	$88,660
Net investment income	145,026	132,886
Realized gain	13,601	2,477
Net derivative income (expense)	3,879	(1,221)
Corporate expenses	(5,836)	(3,711)
Interest, fee and bond issue cost amortization expense	(17,480)	(22,022)
Other expense	(6,607)	(3,441)

Income before taxes	$194,750	$193,628

The Company produces business in its U.S., Bermuda and international operations. The net income and assets of the individual foreign countries in which the Company writes business are not identifiable in the Company’s financial records. The largest country, other than the U.S., in which the Company writes business is the United

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended March 31, 2006 and 2005

Kingdom, with $71.4 million of written premium for the three months ended March 31, 2006. No other country represented more than 5% of the Company’s revenues.

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

14. Share-Based Compensation Plans

The Company has a 2002 Stock Incentive Plan (“2002 Employee Plan”), a 1995 Stock Incentive Plan (“1995 Employee Plan”), a 2003 Non-Employee Director Equity Compensation Plan (“2003 Director Plan”), a 1995 Stock Option Plan for Non-Employee Directors (“1995 Director Plan”) and has awarded options to non-employee directors in Board actions in 2001, 2000 and 1999. On January 1, 2002, the Company implemented FAS 123, and related interpretations in accounting for these plans and Board actions. On January 1, 2006, the Company implemented FAS 123(R). Accordingly, compensation expense of $3.3 million and $1.5 million have been recognized in the accompanying consolidated statements of operations and comprehensive income for the three months ended March 31, 2006 and 2005, respectively, for stock options granted, nonvested shares granted and shares issued under the 2002 Employee Plan, the 1995 Employee Plan, the 2003 Director Plan and the 1995 Director Plan. The corresponding income tax benefit recognized in the consolidated statements of operations and comprehensive income for share-based compensation arrangements was $0.8 million and $0.4 million for the three months ended March 31, 2006 and 2005, respectively.

Under the 2003 Director Plan, 500,000 common shares have been authorized to be granted as stock options or stock awards to non-employee directors of the Company. At March 31, 2006 there were 477,500 remaining shares available to be granted under the 2003 Director Plan. Under the 2002 Employee Plan 4,000,000 common shares have been authorized to be granted as stock options, stock awards or restricted stock awards to officers and key employees of the Company. At March 31, 2006, there were 2,263,850 remaining shares available to be granted under the 2002 Employee Plan. Under the 1995 Director Plan, a total of 50,000 common shares have been authorized to be granted as stock options to non-employee directors of the Company. At March 31, 2006, there were 37,439 remaining shares available to be granted under the 1995 Director Plan. The 2002 Employee Plan replaced the 1995 Employee Plan; therefore, no further awards will be granted under the 1995 Employee Plan.

Board actions in 2001, 2000 and 1999, which were not approved by shareholders, awarded options to non-employee directors. The Board actions were designed to award non-employee directors with the options to purchase common shares to increase the ownership interest in the Company of non-employee directors whose services are considered essential to the Company’s continued progress, to align such interests with those of the shareholders of the Company and to provide them with a further incentive to serve as directors to the Company. Under Board actions in 2001, 2000 and 1999; 40,000, 30,000 and 26,000 common shares have been granted as stock options to non-employee directors of the Company.

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended March 31, 2006 and 2005

Options granted under the 2002 Employee Plan and the 1995 Employee Plan vest at the earlier of 20% per year over five years or pro rata to the expiration of any applicable employment agreement, options granted under the 1995 Director Plan vest at 50% per year over two years and options granted under the 2003 Director Plan and the 2001, 2000 and 1999 Board actions vest at 33% per year over three years. All options are exercisable at fair market value of the stock at the date of grant and expire ten years after the date of grant. Restricted shares granted under the 2002 Employee Plan and the 1995 Employee Plan vest at the earliest of 20% per year over five years or pro rata to the expiration of any applicable employment agreement.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used in calculating the fair value of the options granted in the three months ended March 31, 2006:

Dividend Yield                         .9519%
Expected Volatility              27.3569%
Risk-free interest Rate              4.55%
Expected Life                      6.40 years
Forfeiture                                  11.05%

The following table displays a summary of option activity under the Company’s plans during the period ended and the status as of March 31, 2006:

	Three months ended March 31, 2006
Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, beginning of year	2,325,578	$60.7804
Granted	16,000	99.9800
Exercised	266,492	44.1823
Forfeited	27,700	76.6857

Outstanding, end of year	2,047,386	$63.0320	6.5	$61,986,153

Options exercisable at end of period	1,003,661	$49.4817	4.9	$43,537,061

The weighted-average grant date fair value of options granted during the three months ended March 31, 2006 was $33.7163. The total intrinsic value of options exercised for the three months ended March 31, 2006 was $14.6 million. The cash received from the exercised share options for the three months ended March 31, 2006 was $11.8 million. The tax benefit realized from the options exercised for the three months ended March 31, 2006 was $4.0 million.

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended March 31, 2006 and 2005

The following table displays a summary of the status of the Company’s restricted (nonvested) shares during the period ended and the status as of March 31, 2006:

	Three months ended March 31, 2006
Restricted (nonvested) Shares	Shares	Weighted- Average Grant Date Fair Value
Nonvested, beginning of year	217,820	$86.5981
Granted	-	-
Exercised	900	73.6150
Forfeited	-	-

Nonvested, end of period	216,920	$86.6520

As of March 31, 2006, there was $15.5 million of total unrecognized compensation expense related to nonvested share-based compensation. That expense is expected to be recognized over a weighted-average period of 3.4 years. The total fair value of shares vested for the three months ended March 31, 2006 was $66,254.

In addition to the 2002 Employee Plan, the 1995 Employee Plan, the 2003 Director Plan and the 1995 Director Plan, Group issued 447 common shares for the three months ended March 31, 2006 to the Company’s non-employee directors as compensation for their service as directors. These issuances had an aggregate value of $45,000.

15. Retirement Benefits

The Company maintains both qualified and non-qualified defined benefit pension plans for its U.S. employees. In addition, the Company has a retiree health plan for eligible retired employees.

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended March 31, 2006 and 2005

Net periodic cost for U.S. employees included the following components for the periods indicated:

	Pension Benefits Three Months Ended March 31,
(Dollars in thousands)	2006	2005
Service cost	$1,041	$969
Interest cost	1,015	1,009
Expected return on plan assets	(917)	(917)
Amortization of prior service cost	32	32
Amortization of net loss	554	481

Net periodic benefit cost	$1,725	$1,574

	Other Benefits Three Months Ended March 31,
(Dollars in thousands)	2006	2005
Service cost	$130	$123
Interest cost	102	102
Amortization of net loss	13	7

Net periodic benefit cost	$245	$232

Based upon current asset levels in the plans, the Company is not required to make contributions. The Company did not make any voluntary contributions to the pension benefit plans for the periods ended March 31, 2006 and 2005.

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

17. Income Taxes

The company uses a projected annual effective tax rate in accordance with Statement of Financial Accounting Standards No.109, “Accounting for Income Taxes” (“FAS 109”) to calculate its quarterly tax expense. Under this methodology, when an interim quarter’s pre-tax income (loss) varies significantly from a full year’s income (loss) projection, the tax impact resulting from the income (loss) variance is effectively spread between the impacted quarter and the remaining quarters of the year, except for discreet items impacting an individual quarter.

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

Reinsurance pricing was generally flat to down during much of 2005, except for specific property lines affected by the 2004 Florida hurricane activity, as a result of the relative profitability achieved by many reinsurers and the attendant build-up of capital following hard market conditions that had developed from 2001-2004. However, 2005 proved to be the worst year in the history of the industry in terms of insured catastrophe losses – led by Hurricanes Katrina, Rita and Wilma – which negatively impacted the financial results of a broad number of industry participants.

In its January 1, 2006 renewals, the Company observed strong price increases in those property lines and regions that incurred the largest losses in 2005 where reinsurance capacity was, and continues to be, most constrained, specifically for catastrophe covers in the southeastern U.S. and in the U.S. property and energy lines. The historic run-up in catastrophe losses also generally led to modest strengthening of non-catastrophe exposed property lines and price stabilization in most casualty insurance and reinsurance markets. Notable exceptions are the accident & health (“A&H”) and directors & officers (“D&O”) reinsurance classes and the California workers’ compensation insurance line, which continue to exhibit softening market conditions. While results varied by line and class, the Company generally maintained or enhanced its overall pricing levels on much of the business renewed in the first quarter. As property reinsurance market conditions have tightened, more cedants are raising retention levels and considering revisions to their reinsurance program structure to mitigate the impact of reinsurance pricing and coverage changes on their underlying insurance business. This dynamic, which occurs by cedant company and in the aggregate, is reflective of a fundamental disequilibrium between reinsurance supply and demand that the Company believes will resolve over the next several quarters and perhaps into 2007, likely resulting in a broad, albeit property line oriented market hardening.

With respect to property catastrophe markets in particular, the Company expects that as the U.S. hurricane season approaches, catastrophe pricing will further strengthen as the result of several factors that will accentuate the supply and demand imbalance. Reinsurers have reassessed their risk management approach and are seeking considerably improved price-to-exposure metrics. Revisions to the industry’s catastrophe loss projection models are indicating significantly higher loss potential and consequently higher pricing requirements. Rating agencies have raised the required capital levels for many cat-exposed companies and are scrutinizing those companies with excessive retained catastrophe exposures. In light of its 2005 catastrophe experience, the Company reexamined its risk management practices, made modest adjustments and concluded that its risk management framework operated generally as intended.

The marketplace continues to offer quality, well-priced opportunities for the company given its strong ratings, distribution system, reputation and expertise. The Company continues to employ its opportunistic strategy of targeting those segments offering the best profit potential, while maintaining balance and diversification in its overall portfolio.

Financial Summary

The Company’s management monitors and evaluates overall Company performance based upon financial results. The following table displays a summary of the consolidated net income, ratios and shareholders’ equity for the periods indicated:

	Three Months Ended March 31,		Percentage Increase/ (Decrease)
(Dollars in thousands)	2006	2005
Gross written premiums	$1,055,019	$1,047,572	0.7%
Net written premiums	1,022,338	1,011,705	1.1%
REVENUES:
Premiums earned	$1,021,790	$1,005,915	1.6%
Net investment income	145,026	132,886	9.1%
Net realized capital gains	13,601	2,477	NM
Net derivative income (expense)	3,879	(1,221)	NM
Other expense	(6,607)	(3,441)	-92.0%

Total revenues	1,177,689	1,136,616	3.6%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	698,943	668,254	4.6%
Commission, brokerage, taxes and fees	237,502	222,322	6.8%
Other underwriting expenses	29,014	30,390	-4.5%
Interest, fee and bond issue cost amortization expense	17,480	22,022	-20.6%

Total claims and expenses	982,939	942,988	4.2%

INCOME BEFORE TAXES	194,750	193,628	0.6%
Income tax expense	26,354	26,533	-0.7%

NET INCOME	$168,396	$167,095	0.8%

RATIOS:
Loss ratio	68.4%	66.4%
Commission and brokerage ratio	23.2%	22.1%
Other underwriting expense ratio	2.9%	3.1%

Combined ratio	94.5%	91.6%

	As of March 31, 2006	As of December 31, 2005
Shareholders' equity	$4,266.1	$4,139.7	3.1%

(NM, not meaningful)

The Company’s net income for the first quarter of 2006 increased slightly over the first quarter of 2005. Generally, the increases in premiums earned, net investment income and realized capital gains were offset by increased catastrophe loss estimates of $70.8 million pre-tax and $50.6 million after-tax, both including reinstatement premiums relating principally to the 2005 Hurricanes Katrina, Rita and Wilma. The increased loss estimates for the 2005 hurricanes reflect the unprecedented magnitude and nature of these losses and complexities surrounding claim and related settlement activities. These 2005 hurricane catastrophe loss impacts and the components of incurred losses in general, are discussed later in this summary, which generally addresses significant individual line items in the order of their appearance on the Company’s consolidated statements of operations and comprehensive income.

Catastrophe risk is a fundamental risk element to which the Company is exposed and its risk management framework considers such exposures carefully. As a consequence of the 2005 catastrophe experience, the Company has re-examined and adjusted its comprehensive framework of risk assessment, accumulation monitoring and risk mitigation seeking balance between risk versus reward in the context of changing market conditions. In this context, the Company is actively managing its catastrophe exposure by altering the business class mix and character of its catastrophe exposures.

Meanwhile, the Company is extremely well positioned to respond to generally improving market conditions in 2006 in the aftermath of unprecedented catastrophe losses in late 2005. First, the Company’s non-catastrophe operating fundamentals remain very strong. Second, the Company’s capital base is as strong as it has ever been. Third, the Company’s broad, diversified global franchise and low-cost operating platform provide a wide spectrum of business opportunities in a variety of product classes and markets. Lastly, the discipline with which the Company approaches its business remains intact, including its risk management control framework, causing it to look opportunistically at improving market conditions while providing its underwriters with the flexibility to decline business that does not meet its objectives regarding underwriting profitability.

Revenues.     Gross written premiums for the three months ended March 31, 2006 were $1,055.0 million, an increase of 0.7% compared with $1,047.6 million for the three months ended March 31, 2005. This flat result reflects 8% growth in the Company’s worldwide reinsurance premiums coupled with a 21% decline in insurance premiums.

Net written premiums, comprised of gross written premiums less ceded premiums, were $1,022.3 million for the three months ended March 31, 2006, an increase of 1.1% compared with $1,011.7 million for the three months ended March 31, 2005. These reflect premiums ceded of $32.7 million (3.1% of gross written premiums) and $35.9 million (3.4% of gross written premiums) for the three months ended March 31, 2006 and 2005, respectively. Ceded premiums relate primarily to specific reinsurance purchased by the U.S. Insurance operation. Premiums earned were $1,021.8 million for the three months ended March 31, 2006, an increase of 1.6% compared with $1,005.9 million for the three months ended March 31, 2005.

Net investment income was $145.0 million for the three months ended March 31, 2006, an increase of 9.1% compared with $132.9 million for the three months ended March 31, 2005. The increase in net investment income is primarily attributable to the increase in cash and invested assets to $13.2 billion at March 31, 2006 from $11.5 billion at March 31, 2005.

Net realized capital gains were $13.6 million for the three months ended March 31, 2006, as the Company modestly reallocated invested assets.

Expenses.     Incurred losses and loss adjustment expenses (“LAE”) were $698.9 million for the three months ended March 31, 2006, an increase of 4.6% compared with $668.3 million for the three months ended March 31, 2005. This increase in incurred losses and LAE was primarily the result of increases in prior period reserve development. Unfavorable catastrophe reserve development in the first quarter of 2006 compared with the first quarter of 2005 increased $55.2 million. The catastrophe reserve development resulted in a 6.7 and 1.3 point increase in the loss and combined ratios for the three months ended March 31, 2006 and 2005, respectively. The major contributing factor to the increased catastrophe development was Hurricanes Katrina, Rita and Wilma, totaling $59.9 million. In addition, there was $11.4 million of unfavorable non-catastrophe, non-asbestos and environmental (“A&E”) prior period reserve adjustments. The increase in prior period reserve development was partially offset by lower unfavorable reserve adjustments for A&E of $9.3 million. Other contributing factors impacting the level of incurred losses and LAE related to changes in volume as measured by earned premium and changes in rates and terms.

Commission, brokerage and tax expense were $237.5 million and $222.3 million for the three months ended March 31, 2006 and 2005, respectively, increasing as a result of premium volume changes and impact of changes in business mix, partially offset by a decrease in premium based taxes.

Income Before Taxes, Taxes and Net Income. Income before taxes of $194.8 million for the three months ended March 31, 2006 increased slightly when compared to $193.6 million for the three months ended March 31, 2005. This increase generally reflected the changes, period over period, mentioned above.

The Company’s income tax expense is primarily a function of the statutory tax rates and corresponding net income in the jurisdictions where the Company operates, coupled with the impact from tax-preferenced investment income. Variations generally reflect changes in the relative levels of pre-tax income between jurisdictions with different tax rates. The Company’s income tax expense was $26.4 million and $26.5 million for the three months ended March 31, 2006 and 2005, respectively. The income tax expense is reflective of the items discussed above.

Net income of $168.4 million for the three months ended March 31, 2006 increased slightly when compared to $167.1 million for the three months ended March 31, 2005 reflecting the fluctuations in income before taxes and tax expense.

The Company’s shareholders’ equity increased to $4,266.1 million at March 31, 2006 from $4,139.7 million at December 31, 2005. The increase was primarily due to the Company’s net income for the quarter of $168.4 million, partially offset by a decrease in unrealized appreciation on the Company’s investment portfolio of $63.2 million.

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

The following tables present the relevant underwriting results for the operating segments for the periods indicated:

U.S. Reinsurance
	Three Months Ended March 31,
(Dollars in thousands)	2006	2005
Gross written premiums	$394,397	$349,800
Net written premiums	391,635	349,493
Premiums earned	$379,662	$340,109
Incurred losses and loss adjustment expenses	268,011	229,252
Commission and brokerage	97,495	79,492
Other underwriting expenses	4,777	5,713

Underwriting gain	$9,379	$25,652

U.S. Insurance
	Three Months Ended March 31,
(Dollars in thousands)	2006	2005
Gross written premiums	$218,006	$274,328
Net written premiums	189,473	243,720
Premiums earned	$185,608	$223,781
Incurred losses and loss adjustment expenses	124,879	153,275
Commission and brokerage	29,734	38,749
Other underwriting expenses	10,705	12,631

Underwriting gain	$20,290	$19,126

Specialty Underwriting
	Three Months Ended March 31,
(Dollars in thousands)	2006	2005
Gross written premiums	$64,026	$102,991
Net written premiums	63,632	98,128
Premiums earned	$68,200	$95,997
Incurred losses and loss adjustment expenses	70,577	63,776
Commission and brokerage	20,184	25,457
Other underwriting expenses	1,305	1,639

Underwriting (loss) gain	$(23,866)	$5,125

International
	Three Months Ended March 31,
(Dollars in thousands)	2006	2005
Gross written premiums	$175,522	$152,365
Net written premiums	175,618	151,924
Premiums earned	$174,307	$152,445
Incurred losses and loss adjustment expenses	118,257	91,145
Commission and brokerage	40,788	34,436
Other underwriting expenses	2,678	2,987

Underwriting gain	$12,584	$23,877

Bermuda
	Three Months Ended March 31,
(Dollars in thousands)	2006	2005
Gross written premiums	$203,068	$168,088
Net written premiums	201,980	168,440
Premiums earned	$214,013	$193,583
Incurred losses and loss adjustment expenses	117,219	130,806
Commission and brokerage	49,301	44,188
Other underwriting expenses	3,713	3,709

Underwriting gain	$43,780	$14,880

The following table reconciles the underwriting results for the operating segments to income before tax as reported in the consolidated statements of operations and comprehensive income for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2006	2005
Underwriting gain	$62,167	$88,660
Net investment income	145,026	132,886
Realized gain	13,601	2,477
Net derivative income (expense)	3,879	(1,221)
Corporate expenses	(5,836)	(3,711)
Interest, fee and bond issue cost amortization expense	(17,480)	(22,022)
Other expense	(6,607)	(3,441)

Income before taxes	$194,750	$193,628

Three Months Ended March 31, 2006 compared to Three Months Ended March 31, 2005

Premiums Written. Gross written premiums increased 0.7% to $1,055.0 million in the three months ended March 31, 2006 from $1,047.6 million in the three months ended March 31, 2005. The increase in premiums was primarily due to an increase in the Bermuda operation of 20.8% ($35.0 million), reflecting increases in individual risk underwritten insurance and reinsurance in Bermuda and treaty business in the UK. The International operation increased 15.2% ($23.2 million), primarily due to a $17.2 million increase in international business written through the Miami and New Jersey offices, representing primarily Latin American business, a $3.6 million increase in Canadian business and a $3.0 million increase in Asian business. The U.S. Reinsurance operation increased 12.7% ($44.6 million), principally reflecting a $52.1 million increase in treaty property business and a $2.0 million increase in facultative business, partially offset by a $9.9 million decrease in treaty casualty business. The Specialty Underwriting operation decreased 37.8% ($39.0 million), primarily due to a $33.5 million decrease in A&H business, as pricing for this business continues to be difficult, and a $6.2 million decrease in marine and aviation business, partially offset by a $0.7 million increase in surety business. The U.S. Insurance operation decreased 20.5% ($56.3 million), mainly reflecting continued retrenchment in our California workers’ compensation and credit business.

Ceded premiums decreased to $32.7 million for the three months ended March 31, 2006 from $35.9 million for the three months ended March 31, 2005. Ceded premiums generally relate to specific reinsurance purchased by the U.S. Insurance operation and fluctuate based upon the level of premiums written in the individual reinsured programs.

Net written premiums increased by 1.1% to $1,022.3 million for the three months ended March 31, 2006 from $1,011.7 million for the three months ended March 31, 2005, reflecting the $7.4 million increase in gross written premiums and the $3.2 million decrease in ceded premiums.

Premium Revenues. Net premiums earned increased by 1.6% to $1,021.8 million for the three months ended March 31, 2006 from $1,005.9 million for the three months ended March 31, 2005. Contributing to this increase was a 14.3% ($21.9 million) increase in the International operation, an 11.6% ($39.6 million) increase in U.S. Reinsurance operation, a 10.6% ($20.4 million) increase in the Bermuda operation, partially offset by a 29.0% ($27.8 million) decrease in the Specialty Underwriting operation and a 17.1% ($38.2 million) decrease in U.S. Insurance operation. Included in net premiums earned for the three months ended March 31, 2006, was a reduction of $2.3 million of reinstatement premiums. All of these changes reflect period to period changes in net written premiums and business mix, together with normal variability in earning patterns. Business mix changes occur not only as the Company shifts emphasis between products, lines of business, distribution channels and markets, but also as individual contracts renew or non-renew, almost always with changes in coverage, structure, prices and/or terms, and as new contracts are accepted with coverages, structures, prices and/or terms different from those of expiring contracts. As premium reporting, earnings, loss and commission characteristics derive from the provisions of individual contracts, the continuous turnover of individual contracts, arising from both strategic shifts and day to day underwriting, can and does introduce appreciable background variability in various underwriting line items. Changes in estimates related to the reporting patterns of ceding companies also affect premiums earned.

Expenses
Incurred Losses and LAE. Incurred losses and LAE increased by 4.6% to $698.9 million for the three months ended March 31, 2006 from $668.3 million for the three months ended March 31, 2005. The increase in incurred losses and LAE was principally attributable to a $55.2 million increase in prior period estimated catastrophe losses, period over period. Estimates are subject to considerable uncertainty due to the timing, complexity and nature of the underlying ceding company exposures. These estimates reflect management’s best judgment based on all available information, but ultimate losses could differ, perhaps materially. This increase in incurred losses and LAE also reflects variability in premiums earned and changes in the loss expectation assumptions for business written, net prior period reserve development, as well as catastrophe losses discussed above. Incurred losses and LAE were also impacted by changes in the pricing of the underlying business, as well as variability relating to changes in the mix of business by class and type.

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

Incurred losses and LAE for the three months ended March 31, 2006 reflected ceded losses and LAE of $19.5 million compared to ceded losses and LAE for the three months ended March 31, 2005 of $37.8 million. The decrease in ceded losses was primarily the result of fluctuations in losses ceded under the specific reinsurance coverages purchased by the U.S. Insurance operation.

The Company’s loss ratio, which is calculated by dividing incurred losses and LAE by net premiums earned, increased by 2.0 percentage points to 68.4% in the three months ended March 31, 2006 from 66.4% in the three months ended March 31, 2005, reflecting the impact of the changes in premiums earned and incurred losses and LAE discussed above, as well as changes in the underlying business mix and aggregate rates, terms and conditions.

The following table shows the loss ratios for each of the Company’s operating segments for the three months ended March 31, 2006 and 2005. The loss ratios for all operations were impacted by the factors noted above.

Segment Loss Ratios
Segment	2006	2005
U.S. Reinsurance	70.6%	67.4%
U.S. Insurance	67.3%	68.5%
Specialty Underwriting	103.5%	66.4%
International	67.8%	59.8%
Bermuda	54.8%	67.6%

The segment components of the increase in incurred losses and LAE for the three months ended March 31, 2006 over the three months ended March 31, 2005 were a 29.7% ($27.1 million) increase in the International operation, a 16.9% ($38.8 million) increase in the U.S. Reinsurance operation, a 10.7% ($6.8 million) increase in the Specialty Underwriting operation, partially offset by an 18.5% ($28.4 million) decrease in the U.S. Insurance operation and a 10.4% ($13.6 million) decrease in the Bermuda operation. These changes reflect variability in premiums earned and changes in the loss expectation assumptions for business written, as well as the net prior period reserve development and catastrophe losses discussed above. Incurred losses and LAE for each operation were also impacted by changes in the pricing of the underlying business, as well as variability relating to changes in the mix of business by class and type.

The following table shows the net catastrophe losses for each of the Company’s operating segments for the three months ended March 31, 2006 and 2005:

(Dollars in millions)
Segment Net Catastrophe Incurred Losses
Segment	2006	2005
U.S. Reinsurance	$20.6	$1.6
U.S. Insurance	0.4	-
Specialty Underwriting	31.2	1.9
International	15.4	10.2
Bermuda	0.8	(0.5)

Total	$68.4	$13.2

Incurred losses and LAE include catastrophe losses, which include the impact of both current period events and favorable and unfavorable development on prior period events and are net of reinsurance. The Company defines a catastrophe as a property event with expected reported losses of at least $5.0 million before corporate level reinsurance and taxes. Effective for the third quarter 2005, industrial risk losses were excluded from catastrophe losses with prior periods adjusted for comparison purposes. Catastrophe losses were $68.4 million for the three months ended March 31, 2006, related principally to aggregate estimated losses mainly driven by the 2005 Hurricanes Katrina ($6.7 million), Rita ($19.8 million) and Wilma ($33.5 million) and other catastrophe unfavorable development of $8.4 million. Estimates are subject to considerable uncertainty due to the timing, complexity and nature of the underlying ceding company exposures. These estimates reflect management’s best judgment based on all available information, but ultimate losses could differ, perhaps materially. Catastrophe losses were $13.2 million for the three months ended March 31, 2005, relating principally to aggregate estimated additional losses of $18.0 million from the 2004 catastrophe events, which were partially offset by $4.8 million of net reserve takedowns related to pre-2004 catastrophes.

The following table shows net prior period reserve adjustments for each of the Company’s operating segments for the three months ended March 31, 2006 and 2005:

(Dollars in millions)
Segment Net Prior Period Reserve Adjustments
Segment	2006	2005
U.S. Reinsurance	$52.4	$11.4
U.S. Insurance	(11.0)	(3.6)
Specialty Underwriting	28.5	2.0
International	23.9	10.0
Bermuda	(13.4)	3.3

Total	$80.4	$23.1

Net unfavorable prior period reserve adjustments for the three months ended March 31, 2006 were $80.4 million compared to net unfavorable prior period reserve adjustment of $23.1 million for the three months ended March 31, 2005. For the three months ended March 31, 2006, the net unfavorable reserve adjustments included $68.4 million net unfavorable catastrophe development, $8.7 million net unfavorable A&E adjustments and $3.3 million net unfavorable non-A&E, non-catastrophe development. For the three months ended March 31, 2005, the net unfavorable reserve adjustments included net unfavorable A&E adjustments of $18.0 million and net unfavorable catastrophe development of $13.2 million, partially offset by pre-1995 non-A&E, non-catastrophe favorable development of $8.1 million.

The U.S. Reinsurance segment accounted for $52.4 million of net unfavorable prior period reserve adjustments for the three months ended March 31, 2006, which included $31.1 million unfavorable non-A&E, non-catastrophe reserve development primarily related to casualty and specialty business, $20.6 million unfavorable catastrophe development and $0.7 million unfavorable A&E development. For the three months ended March 31, 2005, net unfavorable prior period reserve development was $11.4 million, which included $9.2 million unfavorable non-A&E, non-catastrophe reserve development, $1.6 million unfavorable catastrophe development and $0.6 million unfavorable A&E development.

The U.S. Insurance segment reflected $11.0 million of net favorable prior period reserve adjustments for the three months ended March 31, 2006 and $3.6 million net favorable prior period reserve adjustments for the three months ended March 31, 2005. These favorable prior period reserve adjustments related principally to the California workers’ compensation business for the 2004 accident year due to the results of benefit reform.

The Specialty Underwriting segment had $28.5 million and $2.0 million of net unfavorable prior period reserve adjustments for the three months ended March 31, 2006 and 2005, respectively. The March 31, 2006 net unfavorable prior period reserve adjustments related principally to $31.2 million unfavorable catastrophe development principally related to the marine business, partially offset by $2.7 million net favorable non-A&E, non-catastrophe reserve adjustments primarily related to the marine, aviation and surety business classes. The March 31, 2005 net unfavorable prior period reserve adjustments related principally to catastrophe loss development of the marine and aviation classes of business.

The International segment had $23.9 million and $10.0 million of net unfavorable prior period reserve adjustments for the three months ended March 31, 2006 and 2005, respectively. The March 31, 2006 net unfavorable prior period reserve adjustments related primarily to unfavorable catastrophe loss development of $15.4 million and unfavorable non-A&E, non-catastrophe reserve development on the Canadian and Asian business of $8.5 million. The March 31, 2005 net favorable prior period reserve adjustments related primarily to property catastrophe loss development on the Asian, International and Canadian business.

The Bermuda segment reflected $13.4 million net favorable prior period reserve adjustments for the three months ended March 31, 2006 and $3.3 million of net unfavorable prior period reserve adjustments for the three months ended March 31, 2005. The favorable development in the three months ended March 31, 2006 was primarily due to $22.4 million of favorable non-A&E, non-catastrophe reserve development, partially offset by unfavorable prior period A&E development of $8.1 million and $0.9 million unfavorable catastrophe development. The unfavorable development in the three months ended March 31, 2005 was primarily due to $17.3 million of A&E reserve development, with most of this development related to exposures assumed through the September 19, 2000 loss portfolio transfer from Mt. McKinley Insurance Company (“Mt. McKinley”). Non-A&E, non-catastrophe reserve development assumed through this portfolio transfer experienced favorable development of $13.5 million.

In all cases, the prior period reserve development, sometimes referred to as reserve strengthening, reflects management’s judgment as to the implications of losses and claim information reported during the period on the Company’s reserve balances.

Underwriting Expenses. The Company’s expense ratio, which is calculated by dividing underwriting expenses by net premiums earned, was 26.1% for the three months ended March 31, 2006 compared to 25.2% for the three months ended March 31, 2005.

The following table shows the expense ratios for each of the Company’s operating segments for the three months ended March 31, 2006 and 2005.

Segment Expense Ratios
Segment	2006	2005
U.S. Reinsurance	26.9%	25.1%
U.S. Insurance	21.8%	23.0%
Specialty Underwriting	31.5%	28.2%
International	25.0%	24.5%
Bermuda	24.7%	24.7%

Segment underwriting expenses increased by 4.7% to $260.7 million in the three months ended March 31, 2006 from $249.0 million in the three months ended March 31, 2005. Commission, brokerage, taxes and fees increased by $15.2 million, principally reflecting increases in premium volume and changes in the mix and distribution channel of business. Segment other underwriting expenses decreased by $3.5 million, primarily due to a decrease in premium based taxes. Contributing to the segment underwriting expense increases were a 20.0% ($17.1 million) increase in the U.S. Reinsurance operation, a 16.2% ($6.0 million) increase in the International operation and a 10.7% ($5.1 million) increase in the Bermuda operation, partially offset by a 21.3% ($10.9 million) decrease in the U.S. Insurance operation and a 20.7% ($5.6 million) decrease in the Specialty Underwriting operation. The changes for each operation’s expenses principally resulted from changes in commission expenses related to changes in premium volume and business mix by class and type and, in some cases, changes in the use of specific reinsurance, as well as the underwriting performance of the underlying business.

The Company’s combined ratio, which is the sum of the loss and expense ratios, increased by 2.9 percentage points to 94.5% in the three months ended March

31, 2006 compared to 91.6% in the three months ended March 31, 2005, with the increase resulting from development on the catastrophe losses and increased expenses due to the change in business mix.

The following table shows the combined ratios for each of the Company’s operating segments for the three months ended March 31, 2006 and 2005. The combined ratios for all operations were impacted by the loss and expense ratio variability noted above.

Segment Combined Ratios
Segment	2006	2005
U.S. Reinsurance	97.5%	92.5%
U.S. Insurance	89.1%	91.5%
Specialty Underwriting	135.0%	94.7%
International	92.8%	84.3%
Bermuda	79.5%	92.3%

Investment Results. Net investment income increased 9.1% to $145.0 million for the three months ended March 31, 2006 from $132.9 million for the three months ended March 31, 2005, primarily reflecting the growth in invested assets from $11.5 billion at March 31, 2005 to $13.2 billion at March 31, 2006. Investment income from limited partnerships for the three months ended March 31, 2006 and 2005 was $9.6 million and $10.7 million, respectively.

The following table shows a comparison of various investment yields for the periods indicated:

	2006	2005
Imbedded pre-tax yield of cash and invested assets at
March 31 and December 31	4.6%	4.5%
Imbedded after-tax yield of cash and invested assets at
March 31 and December 31	4.0%	3.9%
Annualized pre-tax yield on average cash and invested
assets for the three months ended March 31	4.6%	4.8%
Annualized after-tax yield on average cash and invested
assets for the three months ended March 31	4.0%	4.0%

Net realized capital gains of $13.6 million for the three months ended March 31, 2006 reflected realized capital gains on the Company’s investments of $14.1 million, resulting principally from gains on the sale of fixed maturities of $8.5 million and equities of $4.9 million, partially offset by $0.5 million of realized capital losses. Net realized capital gains of $2.5 million for the three months ended March 31, 2005 reflected $6.1 million of realized capital gains on the Company’s investments, partially offset by $3.6 million of realized capital losses.

The Company has outstanding seven specialized equity put options in its product portfolio. These products meet the definition of a derivative under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). The Company recognized net derivative income of $3.9 million for the three months ended March 31, 2006 as compared to net derivative expense of $1.2 million for the three months ended March 31, 2005, reflecting changes in the fair value of the specialized equity put options.

Corporate, Non-allocated Expenses. Other expense for the three months ended March 31, 2006 and 2005 was $6.6 million and $3.4 million, respectively. The change in other expense for the three months ended March 31, 2006 was primarily due to variability in the impact of foreign currency exchange loss.

Corporate underwriting expenses not allocated to segments were $5.8 million for the three months ended March 31, 2006, which were comparable with the $3.7 million for the three months ended March 31, 2005.

Interest expense, fees and bond issue cost amortization for the three months ended March 31, 2006 and 2005 were $17.5 million and $22.0 million, respectively. Interest expense, fees and bond issue cost amortization for the three months ended March 31, 2006 included $7.8 million related to the senior notes, $9.4 million related to the junior subordinated debt securities, $0.2 million related to the bond issue cost amortization and $0.1 million related to the credit line under the Company’s revolving credit facilities. Interest expense, fees and bond issue cost amortization for the three months ended March 31, 2005 included $12.2 million related to the senior notes, $9.4 million related to the junior subordinated debt securities, $0.3 million to the bond issue cost amortization and $0.1 million related to borrowings under the Company’s revolving credit facilities. Interest expense on senior notes decreased due to the retirement on March 15, 2005 of the 8.5% senior notes issued on March 14, 2000.

Income Taxes. The Company’s income tax expense is primarily a function of the statutory tax rates and corresponding net income (loss) in the jurisdictions where the Company operates, coupled with the impact from tax preferenced investment income. Variations generally reflect changes in the relative levels of pre-tax income between jurisdictions with different tax rates. The Company recognized income tax expense of $26.4 million for the three months ended March 31, 2006 compared to $26.5 million for the three months ended March 31, 2005.

Net Income. Net income was $168.4 million for the three months ended March 31, 2006 compared to $167.1 million for the three months ended March 31, 2005.

FINANCIAL CONDITION

Cash and Invested Assets. Aggregate invested assets, including cash and short-term investments, were $13,151.0 million at March 31, 2006 and $12,970.8 million at December 31, 2005. This increase in cash and invested assets resulted primarily from $159.8 million in cash flows from operations, $36.3 million of foreign exchange and $13.6 million of realized capital gains, partially offset by a decrease of $64.3 million in net pre-tax unrealized appreciation of the Company’s investments comprised of a $143.3 million reduction in pre-tax unrealized appreciation on the fixed maturities portfolio; reflecting the impact of increases in interest rates, partially offset by a $79.9 million increase in pre-tax unrealized appreciation on the equity portfolio. Gross pre-tax unrealized appreciation and depreciation across the Company’s investment portfolio were $459.7 million and $184.0 million, respectively, at March 31, 2006 compared to gross pre-tax unrealized appreciation and depreciation at December 31, 2005 of $443.1 million and $103.0 million, respectively.

The Company’s current investment strategy generally seeks to maximize after-tax income through a high quality, diversified, taxable and tax-preferenced fixed maturity portfolio, while maintaining an adequate level of liquidity. The Company’s mix of taxable and tax-preferenced investments is adjusted continuously, consistent with the Company’s current and projected operating results, market conditions and the Company’s tax position. The fixed maturities in the investment portfolio are comprised of available for sale securities. With changes the Company perceives in overall investment market conditions, the Company continues to reweight its overall portfolio to modestly increase the emphasis on total return. Additionally, the Company has invested in equity securities, principally public equity index securities, which it believes will enhance the risk-adjusted total return of the investment portfolio. Equity investments accounted for 29.6% of the Company’s shareholders’ equity at March 31, 2006 as compared to 26.4% at December 31, 2005.

The tables below summarize the composition and characteristics of the Company’s investment portfolio for the periods indicated:

	As of March 31, 2006	As of December 31, 2005
Fixed maturities	79.2%	77.5%
Equity securities	9.6%	8.4%
Short-term investments	7.5%	11.1%
Other invested assets	2.4%	2.2%
Cash	1.3%	0.8%

Total investments and cash	100.0%	100.0%

	As of March 31, 2006		As of December 31, 2005
Fixed income portfolio duration	4.6	years	4.3	years
Fixed income composite credit quality	Aa	1	Aa	1
Imbedded end of period yield, pre-tax	4.6%		4.5%
Imbedded end of period yield, after-tax	4.0%		3.9%

The decrease in short-term investments is due principally to a reallocation to fixed maturities and equities.

The Company, because of its historical income orientation, has generally considered total return, the combination of income yield and capital appreciation/depreciation, to be relatively less important as a measure of performance than its overall income yield. However, with changes the Company perceives in overall investment market conditions, the Company continues to reweight its view of total return and added $93.7 million of equity securities into the overall investment portfolio in 2006. The following table provides a comparison of the Company’s total return by asset class to broadly accepted industry benchmarks for the periods indicated:

	Three Months Ended March 31, 2006	Twelve Months Ended December 31, 2005
Company's fixed income portfolio total return	0.0%	3.2%
Lehman bond aggregate	-0.7%	2.4%
Company's common equity portfolio total return	9.3%	13.8%
S & P 500	3.7%	4.9%
Company's other invested asset portfolio total return	3.7%	7.2%

Reinsurance Receivables. Reinsurance receivables for both paid and unpaid losses were $1,007.0 million at March 31, 2006, a 4.0% decrease from the $1,048.7 million at December 31, 2005. At March 31, 2006, $202.3 million, or 20.1%, was receivable from subsidiaries of London Reinsurance Group (“London Life”). These receivables are collateralized by a combination of letters of credit and funds held arrangements under which the Company has retained the premium payments due the retrocessionaire, recognized liabilities for such amounts and reduced such liabilities as payments are due from the retrocessionaire. In addition, $168.8 million, or 16.8%, was receivable from Transatlantic Reinsurance Company (“Transatlantic”), $160.0 million, or 15.9%, was receivable from LM Property and Casualty Insurance Company (“LM”), whose obligations are guaranteed by The Prudential Insurance Company of America (“The Prudential”), and $100.0 million, or 10.0%, was receivable from Continental Insurance Company (“Continental”), which is partially collateralized by funds held arrangements. No other retrocessionaire accounted for more than 5% of the Company’s receivables.

Loss and LAE Reserves. Gross loss and LAE reserves totaled $9,147.0 million at March 31, 2006 and $9,126.7 million at December 31, 2005. The increase during the three months ended March 31, 2006 is primarily attributable to the progressive expansion and modifications in the Company’s in-force book of business, net prior period reserve adjustments, including additional catastrophe loss reserves and normal variability in claim settlements.

The following tables summarize gross outstanding loss and LAE reserves by segment except for the Company wide aggregation of A&E reserves; segregated into case reserves and incurred but not reported loss (“IBNR”) reserves, which are managed on a combined basis, for the periods indicated.

Gross Reserves By Segment
	As of March 31, 2006
(Dollars in thousands)	Case Reserves	IBNR Reserves	Total Reserves	% of Total
U.S. Reinsurance	$1,810,129	$2,197,463	$4,007,592	43.8%
U.S. Insurance	581,579	978,385	1,559,964	17.1%
Specialty Underwriting	348,689	150,143	498,832	5.5%
International	608,855	391,225	1,000,080	10.9%
Bermuda	709,248	731,646	1,440,894	15.7%

Total excluding A&E	4,058,500	4,448,862	8,507,362	93.0%
A&E	531,725	107,910	639,635	7.0%

Total including A&E	$4,590,225	$4,556,772	$9,146,997	100.0%

	As of December 31, 2005
(Dollars in thousands)	Case Reserves	IBNR Reserves	Total Reserves	% of Total
U.S. Reinsurance	$1,654,597	$2,423,192	$4,077,789	44.7%
U.S. Insurance	583,729	948,288	1,532,017	16.8%
Specialty Underwriting	273,369	184,719	458,088	5.0%
International	577,276	434,541	1,011,817	11.1%
Bermuda	618,066	779,465	1,397,531	15.3%

Total excluding A&E	3,707,037	4,770,205	8,477,242	92.9%
A&E	526,210	123,250	649,460	7.1%

Total including A&E	$4,233,247	$4,893,455	$9,126,702	100.0%

The changes by segment generally reflect changes in earned premium, changes in business mix, the impact of reserve re-estimations and changes in catastrophe loss reserves, together with claim settlement activity. The fluctuations for A&E reflect the impact of reserve re-evaluations and claim settlement activity.

The Company’s loss and LAE reserves reflect estimates of ultimate claim liability. Such estimates are re-evaluated on an ongoing basis, including re-estimates of prior period reserves, taking into consideration all available information and, in particular, newly reported loss and claim experience. The effect of such re-evaluations impacts incurred losses for the current period. The Company notes that its analytical methods and processes operate at multiple levels including individual contracts, groupings of like contracts, classes and lines of business, internal business units, segments, legal entities, and in the aggregate. The complexities of the Company’s business and operations require analyses and adjustments, both qualitative and quantitative, at these various levels. Additionally, the attribution of reserves, change in reserves and incurred losses between accident year and underwriting year requires adjustments and allocations, both qualitative and quantitative, at these various levels. All of these processes, methods and practices appropriately balance actuarial science, business expertise and management judgment in a manner intended to assure the accuracy, precision and consistency of the Company’s reserving practices, which are fundamental to the Company’s operations. The Company notes however, that the underlying reserves remain estimates, which are subject to variation, and that the relative degree of variability is generally least when reserves are considered in the aggregate and generally increases as the focus shifts to more granular data levels.

There can be no assurance that reserves for, and losses from, claim obligations will not increase in the future. However, management believes that the Company’s existing reserves and reserving methodologies lessen the probability that any such increase would have a material adverse effect on the Company’s financial condition, results of operations or cash flows. In this context, the Company notes that over the past 10 years, its past calendar year operations have been affected variably by effects from prior period reserve re-estimates, with such effects ranging from a favorable $62.1 million in 1997, representing 2.2% of the net prior period reserves for the year in which the adjustment was made, to an unfavorable $249.4 million in 2004, representing 3.7% of the net prior period reserves for the year in which the adjustment was made. The Company’s Annual Report on Form 10-K for the year ended December 31, 2005 discusses the Company’s past experience more fully in Part I, Item 1, “Changes in Historical Reserves”.

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

With respect to Mt. McKinley, where the Company has a direct relationship with policyholders, the Company’s aggressive litigation posture and the uncertainties inherent in the asbestos coverage and bankruptcy litigation have provided an opportunity to actively engage in settlement negotiations with a number of those policyholders who have potentially significant asbestos liabilities. Those discussions are oriented towards achieving reasonable negotiated settlements that limit Mt. McKinley’s liability to a given policyholder to a sum certain. In 2004 and 2005 and thus far in 2006, the Company concluded such settlements or reached agreement in principle with 13 of its high profile policyholders. The Company has currently identified 10 policyholders based on their past claim activity and/or potential future liabilities as “High Profile Policyholders” and its settlement efforts are generally directed at such policyholders, in part because their exposures have developed to the point where both the policyholder and the Company have sufficient information to be motivated to settle. The Company believes that this active approach will ultimately result in a more cost-effective liquidation of Mt. McKinley’s liabilities than a passive approach, although it may also introduce additional variability in Mt. McKinley’s losses and cash flows as reserves are adjusted to reflect the development of negotiations and, ultimately, potentially accelerated settlements.

There is less potential for similar settlements with respect to the Company’s reinsurance asbestos claims. Ceding companies, with their direct obligation to insureds and overall responsibility for claim settlements, are not consistently aggressive in developing claim settlement information and conveying this information to reinsurers, which can introduce significant and perhaps inappropriate delays in the reporting of asbestos claims/exposures to reinsurers. These delays not only extend the timing of reinsurance claim settlements, but also restrict the information available to estimate the reinsurers’ ultimate exposure. At March 31, 2006 the Company had gross asbestos loss reserves of $561.6 million, of which $306.5 million was for assumed business and $255.0 million was for direct business.

The following table summarizes incurred losses with respect to A&E on both a gross and net of retrocessional basis for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2006	2005
Gross basis:
Beginning of period reserves	$649,460	$728,325
Incurred losses	10,000	18,000
Paid losses	(19,825)	(21,500)

End of period reserves	$639,635	$724,825

Net basis:
Beginning of period reserves	$450,350	$506,675
Incurred losses	8,725	18,000
Paid losses	2,160	(20,084)

End of period reserves	$461,235	$504,591

At March 31, 2006, the gross reserves for A&E losses were comprised of $132.3 million representing case reserves reported by ceding companies, $160.0 million representing additional case reserves established by the Company on assumed reinsurance claims, $239.4 million representing case reserves established by the Company on direct excess insurance claims, including Mt. McKinley, and $107.9 million representing IBNR reserves.

The gross incurred losses for A&E exposures increased by $10.0 million and $18.0 million for the three months ended March 31, 2006 and 2005, respectively. These increases are the result of re-evaluations by management reflecting additional information received from insureds and ceding companies, ongoing litigation, additional claims received and settlement activity. Management closely monitors this additional information and adjusts reserves accordingly. The net incurred losses primarily reflect the impact of the reinsurance agreement between Mt. McKinley and LM.

Industry analysts have developed a measurement, known as the survival ratio, to compare the A&E reserves among companies with such liabilities. The survival ratio is typically calculated by dividing a company’s current net reserves by the three year average of paid losses, and therefore measures the number of years that it would take to exhaust the current reserves based on historical payment patterns. Using this measurement, the Company’s net three year A&E survival ratio was 4.0 years at March 31, 2006. Adjusting for the effect of the reinsurance ceded under the reinsurance agreement with LM, this ratio rises to the equivalent of 4.9 years at March 31, 2006. The cession of $139.2 million to the stop loss reinsurance provided by LM in connection with the acquisition of Mt. McKinley results in unpaid proceeds that are not reflected in past net payments and effectively extend the funding available for future net payments.

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

The Company’s net three year survival ratio on its asbestos exposures was 3.6 years for the period ended March 31, 2006. This three year survival ratio, when adjusted for the effect of the reinsurance ceded under the stop loss cover from LM, was 5.0 years and, when adjusted for settlements in place and structured settlements, which are either fully funded by reserves or subject to financial terms that substantially limit the potential variability in the liability, and the stop loss protection from LM, was 11.6 years.

Shareholders’ Equity. The Company’s shareholders’ equity increased to $4,266.1 million as of March 31, 2006 from $4,139.7 million as of December 31, 2005, principally reflecting $168.4 million of net income for the three months ended March 31, 2006, $9.9 million increase due to currency translation and $19.1 million in net share compensation activity, partially offset by a decrease of $63.2 million in net unrealized appreciation of investments and $7.8 million of shareholder dividends.

LIQUIDITY AND CAPITAL RESOURCES

Capital.     The Company’s business operations are in part dependent on the Company’s financial strength, and the market’s perception thereof. The Company has flexibility with respect to capitalization as a result of its perceived financial strength, in part measured by the Company’s shareholders’ equity noted above, its financial strength ratings as assigned by independent rating agencies, and its access to the debt and equity markets. The Company continuously monitors its capital and financial position, as well as investment and security market conditions, both in general and with respect to the Company’s securities, and responds accordingly.

From time to time, the Company has used open market share repurchases to effectively adjust its capital position. It made no such purchases for the three months ended March 31, 2006 or in 2005. At March 31, 2006, 5 million shares remained under the existing repurchase authorization.

On December 1, 2005 under the new registration and offering revisions to the Securities Act of 1933, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”), as a Well Known Seasoned Issuer. Generally, under this shelf registration statement, Group is authorized to issue common shares, preferred shares, debt securities, warrants and hybrid securities, Holdings is authorized to issue debt securities and Everest Re Capital Trust III (“Capital Trust III”) is authorized to issue trust preferred securities.

•	On December 1, 2005, the Company issued 2,298,000 of its common shares at a price of $102.89 per share, which resulted in $236.4 million of proceeds before expenses of approximately $0.3 million and Holdings sold Group shares it acquired in 2002 at a price of $102.89 per share, which resulted in $46.5 million of proceeds, before expenses of approximately $0.3 million.

On June 27, 2003, the Company filed a shelf registration statement on Form S-3 with the SEC, providing for the issuance of up to $975 million of securities. Generally, under this shelf registration statement, Group was authorized to issue common shares, preferred shares, debt securities, warrants and hybrid securities, Holdings was authorized to issue debt securities and Everest Re Capital Trust II (“Capital Trust II”) and Everest Re Capital Trust III were authorized to issue trust preferred securities. This shelf registration statement became effective on December 22, 2003 and was exhausted with the October 6, 2005 transaction described below. The following securities were issued pursuant to that registration statement.

•	On March 29, 2004, Capital Trust II, an unconsolidated affiliate, issued trust preferred securities resulting in a takedown from the shelf registration statement of $320 million. In conjunction with the issuance of Capital Trust II’s trust preferred securities, Holdings issued $329.9 million of 6.20% junior subordinated debt securities due March 29, 2034 to Capital Trust II. Part of the proceeds from the junior subordinated debt securities issuance was used for capital contributions to Holdings’ operating subsidiaries.

•	On October 6, 2004, Holdings completed a public offering of $250.0 million principal amount of 5.40% senior notes due October 15, 2014. The net proceeds were used to retire existing debt at Holdings, which was due and retired March 15, 2005.

•	On October 6, 2005, the Company expanded the size of the remaining shelf registration to $486.0 million by filing under Rule 462(b) of the Securities Act of 1933, as amended, and General Instruction IV of Form S-3 promulgated there under. On the same date, the Company entered into an agreement to issue 5,200,000 of its common shares at a price of $91.50 per share, which resulted in $475.8 million in proceeds received on October 12, 2005, before expenses of approximately $0.3 million. This transaction effectively exhausted the December 22, 2003 shelf registration.

On March 14, 2000, the Company completed a public offering of $200 million principal amount of 8.75% senior notes due March 15, 2010 and $250 million principal amount of 8.50% senior notes due and retired March 15, 2005. During 2000, the net proceeds of these offerings and additional funds were distributed by Holdings to Group.

Liquidity.     The Company’s current investment strategy generally seeks to maximize after-tax income through a high quality, diversified, taxable bond and tax-preferenced fixed maturity portfolio, while maintaining an adequate level of liquidity. The Company’s mix of taxable and tax-preferenced investments is adjusted continuously, consistent with the Company’s current and projected operating results, market conditions and tax position. With changes the Company perceives in overall investment market conditions, the Company continues to reweight its view of total return and added $93.7 million for the three months ended March 31, 2006 and $350.4 million in 2005 of equity securities in the overall portfolio.

The Company’s liquidity requirements are generally met from positive cash flow from operations. Positive cash flow results from reinsurance and insurance premiums being collected prior to disbursements for claims, which disbursements generally take place over an extended period after the collection of premiums, sometimes a period of many years. Collected premiums are generally invested, prior to their use in such disbursements, and investment income provides additional funding for loss payments. The Company’s net cash flows from operating activities were $159.8 million and $325.2 million for the three months ended March 31, 2006 and 2005, respectively. Additionally, these cash flows reflected a net tax refund of $51.3 million and a net tax payment of $36.9 million for the three months ended March 31, 2006 and 2005, respectively; net catastrophe loss payments of $264.9 million and $89.6 million for the three months ended March 31, 2006 and 2005, respectively; and asbestos loss receipts of $2.2 million and loss payments of $20.1 million for the three months ended March 31, 2006 and 2005, respectively.

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

Management expects the trend of positive cash flow from operations, which in general reflects the strength of overall pricing, to persist over the near term; however, this continuing underlying trend is negatively impacted by the payout of catastrophe loss reserves. In the intermediate and long term, the trend will be impacted by the extent to which competitive pressures change overall pricing available in the Company’s markets and the extent to which the Company successfully maintains its strategy of emphasizing profitability over volume.

As the exact timing of the payment of claims and benefits cannot be predicted with certainty, the Company maintains portfolios of long-term invested assets with varying maturities, along with short-term investments that are intended to provide adequate cash for payment of claims. At March 31, 2006 and December 31, 2005 the Company held cash and short-term investments of $1,150.1 million and $1,551.0 million, respectively. In addition to these cash and short-term investments at March 31, 2006, the Company had $449.0 million, at fair value, of available for sale fixed maturity securities maturing within one year or less, $2,470.0 million maturing within one to five years and $7,498.1 million maturing after five years. These fixed maturity and equity securities, in conjunction with the short-term investments and positive cash flow from operations, provide adequate sources of liquidity for the expected payment of losses in the near future. The Company does not anticipate selling securities or using available credit facilities to pay losses and LAE but has the ability to do so. Sales might result in realized capital gains or losses and the Company notes that at March 31, 2006 it had $151.4 million of net unrealized appreciation, net of $124.3 million of taxes, comprised of $459.7 million of pre-tax appreciation and $184.0 million of pre-tax depreciation.

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

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth amount. Minimum net worth is an amount equal to the sum of (i) $2,898 million (base amount) plus (ii) (A) 25% of consolidated net income for each of Group’s fiscal quarters and (B) 50% of any increase in consolidated net worth attributable to the issuance of ordinary and preferred shares. The base amount is reset at the end of each fiscal year to be the greater of 70% of Group’s consolidated net worth as of the last day of the fiscal year and the calculated minimum amount of net worth prior to the last day of the fiscal year. As of March 31, 2006, the Company was in compliance with these covenants.

For the three months ended March 31, 2006 and 2005, there were no outstanding borrowings under tranche one of the Group Credit Facility. As of March 31, 2006, the Company had $123.6 million of letters of credit outstanding under tranche two of the Group Credit Facility. In addition, the Company had $246.9 million in letters of credit outstanding at March 31, 2006 under a $350 million bilateral agreement with Citibank. All of these letters of credit are collateralized by the Company’s cash and investments. These letters of credit are generally used to collateralize reinsurance assumed by Bermuda Re from jurisdictions where collateralization is generally required for the ceding company to receive credit for such reinsurance recoverables from its principal regulator. Bermuda Re and Everest International also used trust arrangements to provide collateralization to ceding companies, including affiliates. The Company generally avoids providing collateral except where required for ceding companies to receive credit from their regulators. Additionally, at March 31, 2006, $157.6 million of assets were deposited in trust accounts, primarily on behalf of Bermuda Re, as security for assumed losses payable to certain non-affiliated ceding companies.

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

The Holdings Credit Facility requires Holdings to maintain a debt to capital ratio of not greater than 0.35 to 1, Holdings to maintain a minimum interest coverage ratio of 2.5 to 1 and Everest Re to maintain its statutory surplus at $1.0 billion plus 25% of future aggregate net income and 25% of future aggregate capital contributions after December 31, 2002. As of March 31, 2006, Holdings was in compliance with these covenants.

For the three months ended March 31, 2006 and 2005, there were no outstanding borrowings under the Holdings Credit Facility.

Interest expense and fees incurred in connection with the Group Credit Facility and the Holdings Credit Facility were $0.1 million for the three months ended March 31, 2006 and 2005.

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

The Company’s current investment strategy seeks to maximize after-tax income through a high quality, diversified, taxable and tax-preferenced fixed maturity portfolio, while maintaining an adequate level of liquidity. The Company’s mix of taxable and tax-preferenced investments is adjusted continuously, consistent with its current and projected operating results, market conditions and the Company’s tax position. The fixed maturities in the investment portfolio are comprised of non-trading available for sale securities. Additionally, the Company invests in equity securities, which it believes will enhance the risk-adjusted total return of the investment portfolio. The Company has also engaged in a small number of specialized equity options.

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

The Company’s $13.2 billion investment portfolio at March 31, 2006 is principally comprised of fixed maturity securities, which are subject to interest rate risk and foreign currency rate risk, and equity securities, which are subject to equity price risk. The impact of the foreign exchange risks on the investment portfolio is generally mitigated by changes in the value of operating assets and liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity portfolio, including short-term investments, due to change in market interest rates. In a declining interest rate environment, it includes prepayment risk on the $1,728.4 million of mortgage-backed securities in the $10,417.1 million fixed maturity portfolio. Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The table below displays the potential impact of market value fluctuations and after-tax unrealized appreciation on the Company’s fixed maturity portfolio (including $983.7 million of short-term investments) as of March 31, 2006 based on parallel and immediate 200 basis point shifts in interest rates up and down in 100 basis point increments. For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually. To generate appropriate price estimates on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account. For legal entities with a non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios. All amounts are in U.S. dollars and are presented in millions.

As of March 31, 2006 Interest Rate Shift in Basis Points
	-200	-100	0	100	200
Total Market Value	$12,437.1	$11,925.5	$11,400.8	$10,841.4	$10,277.7
Market Value Change from Base (%)	9.1%	4.6%	0.0%	-4.9%	-9.9%
Change in Unrealized Appreciation
After-tax from Base ($)	$785.6	$397.0	$-	$(419.0)	$(839.4)

The Company had $9,147.0 million and $9,126.7 million of reserves for losses and LAE as of March 31, 2006 and December 31, 2005, respectively. These amounts are recorded at their nominal or estimated ultimate payment amount, as opposed to fair value, which would reflect a discount adjustment to reflect the time value of money. Since losses are paid out over a period of time, the fair value of the reserves is less than the nominal value. As interest rates rise, the fair value of the reserves decreases and, conversely, if interest rates decline, the fair value will increase. These movements are the opposite of the interest rate impacts on the fair value of investments since reserves are future obligations. While the difference between fair value and nominal value is not reflected in the Company’s financial statements, the Company’s financial results will include investment income over time from the investment portfolio until the claims are paid. The Company’s loss and loss reserve obligations have an expected duration of approximately 3.8 years, which is reasonably consistent with the duration of the Company’s fixed maturities portfolio. If the company were to discount its loss and LAE reserves, net of $0.9 billion of reinsurance receivables on unpaid losses, the discount would be approximately $1.5 billion, resulting in a discounted reserve balance of approximately $6.7 billion, representing approximately 59% of the fixed maturities market value. The existence of such obligations, and the variable differential between ultimate and fair value, which in theory applies equally to invested assets and insurance liabilities, provides substantial mitigation of the economic effects of interest rate variability even though such mitigation is not reflected in the Company’s financial statements.

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

As of March 31, 2006 Change in Equity Values in Percent
	-20%	-10%	0%	10%	20%
Market Value of the Equity Portfolio	$1,011.6	$1,138.1	$1,264.6	$1,391.0	$1,517.5
After-tax Change in Unrealized
Appreciation	$(175.8)	$(87.9)	$-	$87.9	$175.8

Foreign currency rate risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates. Each of the Company’s non-U.S./Bermuda (“foreign”) operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines. Generally, the Company prefers to maintain the capital of its operations in U.S. dollar assets, although this varies by regulatory jurisdiction in accordance with market needs. Each foreign operation may conduct business in its local currency, as well as the currency of other countries in which it operates. The primary foreign currency exposures for these foreign operations are the Canadian Dollar, the British Pound Sterling and the Euro. The Company mitigates foreign exchange exposure by a general matching of the currency and duration of its assets to its corresponding operating liabilities. In accordance with Financial Accounting Standards Board Statement No. 52, the Company translates the assets, liabilities and income of non-U.S. dollar functional currency legal entities to the U.S. dollar. This translation amount is reported as a component of other comprehensive income. As of March 31, 2006, there has been no material change in exposure to foreign exchange rates as compared to December 31, 2005.

Although not considered material in the context of the Company’s aggregate exposure to market sensitive instruments, the Company has issued six specialized equity put options based on the S&P 500 index and one specialized equity put option based on the FTSE 100 index, that are market sensitive and sufficiently unique to warrant supplemental disclosure.

The Company has sold six specialized equity put options based on the S&P 500 index for total consideration, net of commissions, of $22.5 million. These contracts each have a single exercise date, with original maturities ranging from 12 to 30 years and strike prices ranging from $1,141.21 to $1,540.63. No amounts will be payable under these contracts if the S&P 500 index is at or above the strike price on the exercise dates, which currently fall between June 2017 and March 2031. If the S&P 500 index is lower than the strike price on the applicable exercise date, the amount due will vary proportionately with the percentage by which the index is below the strike price. Based on historical index volatilities and trends and the March 31, 2006 index value, the Company estimates the probability for each contract of the S&P 500 index being below the strike price on the exercise date to be less than 5.7%. The theoretical maximum payouts under the contracts would occur if on each of the exercise dates the S&P 500 index value were zero. The present value of these theoretical maximum payouts using a 6% discount factor is $204.1 million.

The company has sold one specialized equity put option based on the FTSE 100 index for total consideration, net of commissions, of $6.7 million. This contract has an exercise date of July 2020 and a strike price of £5,989.75. No amount will be payable under this contract if the FTSE 100 index is at or above the strike price on the exercise date. If the FTSE 100 index is lower than the strike price on the applicable exercise date, the amount due will vary proportionately with the percentage by which the index is below the strike price. Based on historical index volatilities and trends and the March 31, 2006 index value, the Company estimates the probability for this FTSE 100 index contract being below the strike price on the exercise date to be less than 8.7%. The theoretical maximum payout under the contract would occur if on the exercise date the FTSE 100 index value was zero. The present value of the theoretical maximum payout using a 6.0% discount factor is $25.1 million.

As these specialized equity put options are derivatives within the framework of FAS 133, the Company reports the fair value of these instruments in its balance sheet and records any changes to fair value in its statement of operations. The Company has recorded fair values for its obligations on these specialized equity put options at March 31, 2006 and December 31, 2005 of $32.6 million and $36.3 million, respectively; however, the Company does not believe that the ultimate settlement of these transactions is likely to require a payment that would exceed the initial consideration received or any payment at all.

As there is no active market for these instruments, the determination of their fair value is based on an industry accepted option pricing model, which requires estimates and assumptions, including those regarding volatility and expected rates of return.

The table below estimates the impact of potential movements in interest rates and the Equity Indices, which are the principal factors affecting fair value of these instruments, looking forward from the fair value at March 31, 2006. These are estimates and there can be no assurance regarding future market performance. The asymmetrical results of the interest rate and S&P 500 and FTSE 100 indices shifts reflect that the liability cannot fall below zero whereas it can increase to its theoretical maximum.

As of March 31, 2006 S & P 500 Index Put Options Obligation – Sensitivity Analysis (Dollars in millions)
Interest Rate Shift in Basis Points:	-100	-50	0	50	100
Total Market Value	$47.1	$39.2	$32.6	$27.0	$22.3
Market Value Change from Base (%)	-44.6%	-20.4%	0.0%	17.2%	31.6%
S & P Index Shift Points:	-200	-100	0	100	200
Total Market Value	$40.5	$36.2	$32.6	$29.5	$26.8
Market Value Change from Base (%)	-24.2%	-11.2%	0.0%	9.6%	17.9%
Combined Interest Rate / S & P Index Shift:	-100/-200	-50/-100	0/0	50/100	100/200
Total Market Value	$57.5	$43.4	$32.6	$24.3	$18.0
Market Value Change from Base (%)	-76.5%	-33.3%	0.0%	25.4%	44.6%

Safe Harbor Disclosure. This report contains forward-looking statements within the meaning of the U.S. federal securities laws. The Company intends these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the federal securities laws. In some cases, these statements can be identified by the use of forward-looking words such as “may”, “will”, “should”, “could”, “anticipate”, “estimate”, “expect”, “plan”, “believe”, “predict”, “potential” and “intend”. Forward-looking statements contained in this report include information regarding the Company’s reserves for losses and LAE, the adequacy of the Company’s provision for uncollectible balances, estimates of the Company’s catastrophe exposure, the effects of catastrophic events, including the most recent hurricanes, on the Company’s financial statements, the ability of Everest Re, Holdings and Bermuda Re to pay dividends and the settlement costs of the Company’s specialized equity put options. Forward-looking statements only reflect the Company’s expectations and are not guarantees of performance. These statements involve risks, uncertainties and assumptions. Actual events or results may differ materially from the Company’s expectations. Important factors that could cause the Company’s actual events or results to be materially different from the Company’s expectations include the uncertainties that surround the estimating of reserves for losses and LAE, those discussed in Note 5 of Notes to Consolidated Financial Statements (unaudited) included in this report and the risks described under the caption “Risk Factors” in the Company’s most recent Annual Report on Form 10-K, Part I, Item 1A. The Company undertakes no obligation to update or revise publicly any forward looking statements, whether as a result of new information, future events or otherwise.

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

PART II – Item 1A. Risk Factors

No material changes.

PART II - Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)

January 1 – 31	0	N/A	0	5,000,000

February 1 – 28	0	N/A	0	5,000,000

March 1 – 31 (1)	375	$ 92.86	0	5,000,000

Total	375	$ 92.86	0	5,000,000

(1)The 375 shares were redeemed as partial payment for taxes on restricted shares that became unrestricted in the quarter.
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

Dated: May 10, 2006