Form 10-Q
period 2006-06-30
EVEREST RE GROUP LTD
filed 2006-08-09
CIK 1095073

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:	Commission file number:
June 30, 2006	1-15731

EVEREST RE GROUP, LTD.
(Exact name of registrant as specified in its charter)

Bermuda	98-0365432
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

YES X	NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer X	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Number of Shares Outstanding
Class	at August 01, 2006

Common Shares, $.01 par value	64,954,405

EVEREST RE GROUP, LTD.

Index To Form 10-Q

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements	Page

Consolidated Balance Sheets at June 30, 2006 (unaudited)
and December 31, 2005	3

Consolidated Statements of Operations and Comprehensive Income
for the three and six months ended June 30, 2006 and 2005 (unaudited)	4

Consolidated Statements of Changes in Shareholders’ Equity for the
three and six months ended June 30, 2006 and 2005 (unaudited)	5

Consolidated Statements of Cash Flows for the three and six months
ended June 30, 2006 and 2005 (unaudited)	6

Notes to Consolidated Interim Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operation	22

Item 3. Quantitative and Qualitative Disclosures About Market Risk	57

Item 4. Controls and Procedures	58

PART II

OTHER INFORMATION

Item 1. Legal Proceedings	59

Item 1A. Risk Factors	59

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	59

Item 3. Defaults Upon Senior Securities	59

Item 4. Submission of Matters to a Vote of Security Holders	60

Item 5. Other Information	60

Item 6. Exhibits	61
EVEREST RE GROUP, LTD. CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value per share)	June 30, 2006	December 31, 2005
	(unaudited)
ASSETS:
Fixed maturities - available for sale, at market value
(amortized cost: 2006, $10,276,401; 2005, $9,872,239)	$10,177,052	$10,042,134
Equity securities, at market value (cost: 2006, $1,205,942; 2005, $922,090)	1,415,683	1,090,825
Short-term investments	1,097,109	1,443,751
Other invested assets (cost: 2006, $320,769; 2005, $285,385)	322,297	286,812
Cash	175,423	107,275

Total investments and cash	13,187,564	12,970,797
Accrued investment income	145,178	133,213
Premiums receivable	1,129,856	1,188,866
Reinsurance receivables	963,883	1,048,749
Funds held by reinsureds	286,757	286,856
Deferred acquisition costs	360,898	352,745
Prepaid reinsurance premiums	75,036	84,798
Deferred tax asset	275,468	234,562
Current federal income tax receivable	-	75,022
Other assets	111,353	98,932

TOTAL ASSETS	$16,535,993	$16,474,539

LIABILITIES:
Reserve for losses and loss adjustment expenses	$9,041,703	$9,126,702
Future policy benefit reserve	116,803	133,155
Unearned premium reserve	1,581,445	1,596,309
Funds held under reinsurance treaties	135,508	190,641
Losses in the course of payment	11,806	19,434
Contingent commissions	11,314	19,378
Other net payable to reinsurers	74,049	50,354
Current federal income taxes	24	-
8.75% Senior notes due 3/15/2010	199,502	199,446
5.4% Senior notes due 10/15/2014	249,635	249,617
Junior subordinated debt securities payable	546,393	546,393
Accrued interest on debt and borrowings	10,041	10,041
Other liabilities	178,705	193,375

Total liabilities	12,156,928	12,334,845

SHAREHOLDERS' EQUITY:
Preferred shares, par value: $0.01; 50 million shares authorized;
no shares issued and outstanding	-	-
Common shares, par value: $0.01; 200 million shares authorized;
(2006) 64.9 million and (2005) 64.6 million issued	649	646
Additional paid-in capital	1,756,511	1,731,746
Accumulated other comprehensive income, net of deferred income taxes of
$99.0 million at 2006 and $134.9 million at 2005	62,529	221,146
Retained earnings	2,559,3761	2,186,156

Total shareholders' equity	4,379,065	4,139,694

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$16,535,993	$16,474,539

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2006	2005	2006	2005
	(unaudited)		(unaudited)
REVENUES:
Premiums earned	$893,332	$1,092,500	$1,915,122	$2,098,415
Net investment income	153,333	137,448	298,359	270,334
Net realized capital gains	2,472	27,309	16,073	29,786
Net derivative income (expense)	1,316	(6,816)	5,195	(8,037)
Other income (expense)	2,275	511	(4,332)	(2,930)

Total revenues	1,052,728	1,250,952	2,230,417	2,387,568

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	543,637	690,615	1,242,580	1,358,869
Commission, brokerage, taxes and fees	206,403	276,585	443,905	498,907
Other underwriting expenses	33,645	31,312	62,659	61,702
Interest expense on senior notes	7,787	7,709	15,573	19,944
Interest expense on junior subordinated debt	9,362	9,362	18,724	18,724
Amortization of bond issue costs	234	235	469	550
Interest and fee expense on credit facility	98	98	195	208

Total claims and expenses	801,166	1,015,916	1,784,105	1,958,904

INCOME BEFORE TAXES	251,562	235,036	446,312	428,664
Income tax expense	31,159	40,856	57,513	67,389

NET INCOME	$220,403	$194,180	$388,799	$361,275

Other comprehensive (loss) income, net of tax	(105,324)	134,158	(158,617)	5,533

COMPREHENSIVE INCOME	$115,079	$328,338	$230,182	$366,808

PER SHARE DATA:
Average shares outstanding (000's)	64,708	56,266	64,665	56,204
Net income per common share - basic	$3.41	$3.45	$6.01	$6.43

Average diluted shares outstanding (000's)	65,258	57,128	65,264	57,102
Net income per common share - diluted	$3.38	$3.40	$5.96	$6.33

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except share amounts)	2006	2005	2006	2005
	(unaudited)		(unaudited)
COMMON SHARES (shares outstanding):
Balance, beginning of period	64,909,902	56,350,889	64,643,338	56,177,902
Issued during the period, net	38,139	49,450	304,703	222,437

Balance, end of period	64,948,041	56,400,339	64,948,041	56,400,339

COMMON SHARES (par value):
Balance, beginning of period	$649	$568	$646	$566
Issued during the period, net	-	1	3	3

Balance, end of period	649	569	649	569

ADDITIONAL PAID IN CAPITAL:
Balance, beginning of period	1,750,845	986,804	1,731,746	975,917
Share-based compensation plans	5,629	3,674	24,683	14,516
Other	37	45	82	90

Balance, end of period	1,756,511	990,523	1,756,511	990,523

ACCUMULATED OTHER COMPREHENSIVE INCOME,
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	167,853	200,112	221,146	328,737
Net (decrease) increase during the period	(105,324)	134,158	(158,617)	5,533

Balance, end of period	62,529	334,270	62,529	334,270

RETAINED EARNINGS:
Balance, beginning of period	2,346,765	2,591,145	2,186,156	2,430,248
Net income	220,403	194,180	388,799	361,275
Dividends declared ($0.12 and $0.24 per share in 2006,
and $0.11 and $0.22 per share in 2005)	(7,792)	(6,202)	(15,579)	(12,400)

Balance, end of period	2,559,376	2,779,123	2,559,376	2,779,123

TREASURY SHARES AT COST:
Balance, beginning of period	-	(22,950)	-	(22,950)
Treasury shares acquired during the period	-	-	-	-

Balance, end of period	-	(22,950)	-	(22,950)

TOTAL SHAREHOLDERS' EQUITY, END OF PERIOD	$4,379,065	$4,081,535	$4,379,065	$4,081,535

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD. CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2006	2005	2006	2005
	(unaudited)		(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$220,403	$194,180	$388,799	$361,275
Adjustments to reconcile net income to net cash provided by
operating activities:
Decrease (increase) in premiums receivable	83,688	(26,235)	69,062	6,543
Increase in funds held by reinsureds, net	(4,325)	(56,041)	(42,609)	(93,123)
Decrease in reinsurance receivables	55,661	106,051	103,201	117,194
(Increase) decrease in deferred tax asset	(292)	3,466	(4,985)	(9,182)
(Decrease) increase in reserve for losses and loss adjustment expenses	(167,385)	136,651	(177,511)	277,343
Decrease in future policy benefit reserve	(11,254)	(7,428)	(16,352)	(9,774)
Decrease in unearned premiums	(22,797)	(19,345)	(24,381)	(18,503)
(Increase) decrease in other assets and liabilities, net	(8,559)	(17,034)	14,476	2,040
Non-cash compensation expense	3,007	1,569	6,350	3,117
Amortization of bond premium	5,911	3,633	13,215	11,277
Amortization of underwriting discount on senior notes	37	33	73	91
Realized capital gains	(2,472)	(27,309)	(16,073)	(29,786)

Net cash provided by operating activities	151,623	292,191	313,265	618,512

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale	192,648	205,674	359,089	328,689
Proceeds from fixed maturities sold - available for sale	48,298	1,051,729	152,375	1,171,999
Proceeds from equity securities sold	92,573	10,331	120,222	10,331
Proceeds from other invested assets sold	21,141	28,941	26,703	30,722
Cost of fixed maturities acquired - available for sale	(79,224)	(1,186,966)	(842,907)	(1,554,934)
Cost of equity securities acquired	(261,659)	(232,696)	(377,770)	(400,717)
Cost of other invested assets acquired	(30,254)	(82,761)	(58,952)	(89,178)
Net sales of short-term securities	(108,943)	(152,672)	353,864	6,194
Net (decrease) increase in unsettled securities transactions	(24,378)	39,758	(1,200)	70,932

Net cash used in investing activities	(149,798)	(318,662)	(268,576)	(425,962)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares issued during the period	2,659	2,151	18,418	11,492
Dividends paid to shareholders	(7,792)	(6,202)	(15,579)	(12,400)
Repayment of senior notes	-	-	-	(250,000)

Net cash (used in) provided by financing activities	(5,133)	(4,051)	2,839	(250,908)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	12,367	(8,051)	20,620	(13,623)

Net increase (decrease) in cash	9,059	(38,573)	68,148	(71,981)
Cash, beginning of period	166,364	151,522	107,275	184,930

Cash, end of period	$175,423	$112,949	$175,423	$112,949

SUPPLEMENTAL CASH FLOW INFORMATION
Cash transactions:
Income taxes paid, net	$26,232	$70,561	$(25,086)	$107,451
Interest paid	$16,210	$16,322	$34,518	$45,169
The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended June 30, 2006 and 2005

1. General

As used in this document, “Group” means Everest Re Group, Ltd.; “Holdings” means Everest Reinsurance Holdings, Inc.; “Everest Re” means Everest Reinsurance Company and its subsidiaries (unless the context otherwise requires); and the “Company” means Everest Re Group, Ltd. and its subsidiaries.

The unaudited consolidated financial statements of the Company for the three and six months ended June 30, 2006 and 2005 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis. Certain financial information, which is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), has been omitted since it is not required for interim reporting purposes. The year end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results for the three and six months ended June 30, 2006 and 2005 are not necessarily indicative of the results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2005, 2004 and 2003 included in the Company’s most recent Form 10-K filing.

2. New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement 123(R) “Share-Based Payment” (“FAS 123(R)”), which is effective for fiscal years beginning after June 15, 2005. The Company adopted FAS 123(R) effective January 1, 2006. FAS 123(R) requires all share-based compensation awards, granted, modified or settled after December 15, 1994 to be accounted for using the fair value method of accounting. Under the modified prospective application, compensation cost is recognized for the outstanding, non-vested awards based on the grant date fair value of those awards as calculated under Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“FAS 123”). As the Company implemented FAS 123 prospectively for grants issued on or after January 1, 2002, the adoption of FAS 123(R) resulted in an additional $169,037 of compensation expense for the six months ended June 30, 2006.

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

On July 14, 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which is effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” (“FAS 109”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company will adopt FIN 48 on January 1, 2007. The Company is unable to

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Six Months Ended June 30, 2006 and 2005

determine the impact on its financial statements at this time, although it does not believe the impact will be materal.

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

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Six Months Ended June 30, 2006 and 2005

4. Earnings Per Common Share

Net income per common share has been computed below, based upon weighted average common and diluted shares outstanding.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2006	2005	2006	2005
Net income (numerator)	$220,403	$194,180	$388,799	$361,275

Weighted average common and effect of
dilutive shares used in the computation
of net income per share:
Weighted average shares
outstanding - basic (denominator)	64,708	56,266	64,665	56,204
Effect of dilutive options	550	862	599	898

Weighted average shares
outstanding - diluted (denominator)	65,258	57,128	65,264	57,102

Net income per common share:
Basic	$3.41	$3.45	$6.01	$6.43
Diluted	$3.38	$3.40	$5.96	$6.33

Options to purchase 323,500 and 318,500 common shares at prices ranging from $91.41 to $99.98 were outstanding for the three and six months ended June 30, 2006, respectively, but were not included in the computation of earnings per diluted share as the options’ exercise price was greater than the average market price of the common shares for the period. Options to purchase 5,000 common shares at a price of $87.40 were outstanding for the three and six months ended June 30, 2005, but were not included in the computation of earnings per diluted share because the options’ exercise price was greater than the average market price of the common shares for the relevant periods. All outstanding options expire on or between September 26, 2006 and May 23, 2016.

Net after-tax expense of share options associated with the fair value provisions of FAS 123(R) included in the Company’s consolidated statement of operations and comprehensive income was $1.0 million or $0.01 per diluted share and $2.2 million or $0.03 per diluted share for the three and six months ended June 30, 2006, respectively. Net after-tax expense associated with share options included in the Company’s statement of operations for the three and six months ended June 30, 2005 was $0.7 million or $0.01 per diluted share and $1.4 million or $0.03 per diluted share, respectively.

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
(continued)

For the Three and Six Months Ended June 30, 2006 and 2005

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

In 1993 and prior, the Company had a business arrangement with The Prudential Insurance Company of America (“The Prudential”) wherein, for a fee, the Company accepted settled claim payment obligations of certain property and casualty insurers, and, concurrently, became the owner of the annuity or assignee of the annuity proceeds funded by the property and casualty insurers specifically to fulfill these fully settled obligations. In these circumstances, the Company would be liable if The Prudential, which has an A+ (Superior) financial strength rating from A.M. Best Company (“A.M. Best”), were unable to make the annuity payments. The estimated cost to replace all such annuities for which the Company was contingently liable at June 30, 2006 was $153.4 million.

Prior to its 1995 initial public offering, the Company purchased annuities from an unaffiliated life insurance company with an A+ (Superior) financial strength rating from A.M. Best to settle certain claim liabilities of the Company. Should the life insurance company become unable to make the annuity payments, the Company would be liable for those claim liabilities. The estimated cost to replace such annuities at June 30, 2006 was $19.4 million.

6. Other Comprehensive (Loss) Income

The following table presents the components of other comprehensive (loss) income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2006	2005	2006	2005
Net unrealized (depreciation) appreciation
of investments, net of deferred income taxes	$(124,857)	$152,832	$(188,011)	$26,725
Currency translation adjustments, net of
deferred income taxes	19,533	(18,674)	29,394	(19,039)
Additional minimum pension liability	-	-	-	(2,153)

Other comprehensive (loss) income,
net of deferred income taxes	$(105,324)	$134,158	$(158,617)	$5,533

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Six Months Ended June 30, 2006 and 2005

7. Letters of Credit

The Company has arrangements available for the issuance of letters of credit, which letters are generally collateralized by the Company’s cash and investments. The Company’s agreement with Citibank is a bilateral letter of credit agreement only, while the Company’s other facility, the Wachovia Syndicated Facility, involves a syndicate of lenders (see Note 11, tranche two of the Group Credit Facility), with Wachovia acting as administrative agent. At June 30, 2006 and December 31, 2005, letters of credit for $384.5 million and $350.6 million, respectively, were issued and outstanding, generally supporting reinsurance provided by the Company’s non-U.S. operations. The following table summarizes the Company’s letters of credit as of June 30, 2006. All dollar amounts are in thousands.

Bank		Commitment	In Use		Date of Expiry

Citibank		$350,000		$11,216 31,527 16,592 1,224 202,163	08/31/2006 12/31/2006 12/31/2007 12/31/2008 12/31/2009

Total Citibank Agreement		$350,000		$262,722

Wachovia Syndicated Facility	Tranche One Tranche Two	$250,000 500,000	$	- 750 45,664 68,426 6,916	- 11/03/2006 11/13/2006 12/31/2006 05/09/2007

Total Wachovia Syndicated Facility		$750,000		$121,756

Total letters of credit		$1,100,000		$384,478

8. Trust Agreements

Certain subsidiaries of the Company, principally Everest Reinsurance (Bermuda), Ltd. (“Bermuda Re”), a Bermuda insurance company and direct subsidiary of Group, have established trust agreements as security for assumed losses payable to certain non-affiliated ceding companies, which effectively use Company investments as collateral. At June 30, 2006, the total amount on deposit in trust accounts was $144.2 million.

9. Senior Notes

On October 12, 2004, Holdings completed a public offering of $250.0 million principal amount of 5.40% senior notes due October 15, 2014. On March 14, 2000, Holdings completed public offerings of $200.0 million principal amount of 8.75% senior notes due March 15, 2010 and $250.0 million principal amount of 8.50% senior notes due and retired March 15, 2005.

Interest expense incurred in connection with these senior notes was $7.8 million and $7.7 million for the three months ended June 30, 2006 and 2005, respectively, and $15.6 million and $19.9 million for the six months ended June 30, 2006 and 2005, respectively. Market value, which is based on quoted market price at June 30, 2006 and December 31, 2005, was $232.8 million and $250.9 million, respectively, for the 5.40% senior notes and $216.8 million and $226.2 million, respectively, for the 8.75% senior notes.

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Six Months Ended June 30, 2006 and 2005

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

Fair value, which is primarily based on quoted market price of the related trust preferred securities at June 30, 2006 and December 31, 2005, was $282.9 million and $293.5 million, respectively, for the 6.20% junior subordinated debt securities and $219.4 million and $220.5 million, respectively, for the 7.85% junior subordinated debt securities.

Interest expense incurred in connection with these junior subordinated notes was $9.4 million for the three months ended June 30, 2006 and 2005, and $18.7 million for the six months ended June 30, 2006 and 2005.

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
(continued)

For the Three and Six Months Ended June 30, 2006 and 2005

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

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth amount. Minimum net worth is an amount equal to the sum of (i) $2,898 million (base amount) plus (ii) (A) 25% of consolidated net income for each of Group’s fiscal quarters and (B) 50% of any increase in consolidated net worth attributable to the issuance of ordinary and preferred shares. The base amount is reset at the end of each fiscal year to be the greater of 70% of Group’s consolidated net worth as of the last day of the fiscal year and the calculated minimum amount of net worth prior to the last day of the fiscal year. As of June 30, 2006, the Company was in compliance with these covenants.

For the three and six months ended June 30, 2006 and 2005, there were no outstanding borrowings under tranche one of the Group Credit Facility. At June 30, 2006, there was $121.8 million used of the $500 million available for tranche two standby letters of credit.

Effective October 10, 2003, Holdings entered into a three year, $150 million senior revolving credit facility with a syndicate of lenders, replacing the December 21, 1999 three year senior revolving credit facility, which expired on December 19, 2003. Both the October 10, 2003 and December 21, 1999 senior revolving credit agreements, which have similar terms, are referred to as the “Holdings Credit Facility”. Wachovia Bank is the administrative agent for the Holdings Credit Facility. The Holdings Credit Facility is used for liquidity and general corporate purposes. The Holdings Credit Facility provides for the borrowing of up to $150 million with interest at a rate selected by Holdings equal to either, (1) the Base Rate (as defined below) or (2) an adjusted LIBOR plus a margin. The Base Rate is the higher of the rate of interest established by Wachovia Bank from time to time as its prime rate or the Federal Funds rate, in each case plus 0.5% per annum. The amount of margin and the fees payable for the Holdings Credit Facility depends upon Holdings’ senior unsecured debt rating.

The Holdings Credit Facility requires Holdings to maintain a debt to capital ratio of not greater than 0.35 to 1, Holdings to maintain a minimum interest coverage ratio of 2.5 to 1 and Everest Re to maintain its statutory surplus at $1.0 billion plus 25% of future aggregate net income and 25% of future aggregate capital contributions after December 31, 2002. As of June 30, 2006, Holdings was in compliance with these covenants.

For the three and six months ended June 30, 2006 and 2005, there were no outstanding borrowings under the Holdings Credit Facility.

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Six Months Ended June 30, 2006 and 2005

Interest expense and fees incurred in connection with the Group Credit Facility and the Holdings Credit Facility were $0.1 million and $0.2 million for the three and six months ended June 30, 2006, respectively. Interest expense and fees incurred in connection with the Group Credit Facility and the Holdings Credit Facility were $0.1 million and $0.2 million for the three and six months ended June 30, 2005, respectively.

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

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Six Months Ended June 30, 2006 and 2005

The following tables present the relevant underwriting results for the operating segments for the periods indicated:

U.S. Reinsurance
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2006	2005	2006	2005
Gross written premiums	$262,018	$376,568	$656,415	$726,368
Net written premiums	260,396	374,001	652,030	723,494
Premiums earned	$258,759	$425,861	$638,421	$765,970
Incurred losses and loss adjustment expenses	175,790	284,847	443,801	514,099
Commission and brokerage	66,015	115,572	163,511	195,064
Other underwriting expenses	6,364	6,351	11,140	12,064

Underwriting gain	$10,590	$19,091	$19,969	$44,743

U.S. Insurance
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2006	2005	2006	2005
Gross written premiums	$195,390	$270,780	$413,396	$545,108
Net written premiums	169,466	241,895	358,939	485,615
Premiums earned	$179,692	$201,073	$365,300	$424,854
Incurred losses and loss adjustment expenses	121,644	139,679	246,523	292,954
Commission and brokerage	25,263	30,030	54,997	68,779
Other underwriting expenses	11,389	12,182	22,094	24,813

Underwriting gain	$21,396	$19,182	$41,686	$38,308

Specialty Underwriting
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2006	2005	2006	2005
Gross written premiums	$53,087	$92,986	$117,113	$195,977
Net written premiums	50,166	88,936	113,798	187,064
Premiums earned	$49,890	$90,042	$118,090	$186,039
Incurred losses and loss adjustment expenses	10,994	54,453	81,571	118,229
Commission and brokerage	13,314	23,436	33,498	48,893
Other underwriting expenses	1,637	1,716	2,942	3,355

Underwriting gain	$23,945	$10,437	$79	$15,562

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Six Months Ended June 30, 2006 and 2005

International
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2006	2005	2006	2005
Gross written premiums	$179,835	$199,805	$355,357	$352,170
Net written premiums	179,597	199,474	355,216	351,398
Premiums earned	$181,535	$194,957	$355,842	$347,402
Incurred losses and loss adjustment expenses	94,385	99,447	212,642	190,592
Commission and brokerage	46,088	49,703	86,876	84,139
Other underwriting expenses	3,685	3,030	6,363	6,017

Underwriting gain	$37,377	$42,777	$49,961	$66,654

Bermuda
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2006	2005	2006	2005
Gross written premiums	$220,043	$169,183	$423,111	$337,271
Net written premiums	220,348	169,348	422,328	337,788
Premiums earned	$223,456	$180,567	$437,469	$374,150
Incurred losses and loss adjustment expenses	140,824	112,189	258,043	242,995
Commission and brokerage	55,723	57,844	105,023	102,032
Other underwriting expenses	3,798	3,411	7,511	7,120

Underwriting gain	$23,111	$7,123	$66,892	$22,003

The following table reconciles the underwriting results for the operating segments to income before tax as reported in the consolidated statements of operations and comprehensive income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2006	2005	2006	2005
Underwriting gain	$116,419	$98,610	$178,587	$187,270
Net investment income	153,333	137,448	298,359	270,334
Realized gain	2,472	27,309	16,073	29,786
Net derivative income (expense)	1,316	(6,816)	5,195	(8,037)
Corporate expense	(6,772)	(4,622)	(12,609)	(8,333)
Interest, fee and bond issue cost amortization expense	(17,481)	(17,404)	(34,961)	(39,426)
Other income (expense)	2,275	511	(4,332)	(2,930)

Income before taxes	$251,562	$235,036	$446,312	$428,664

The Company produces business in its U.S., Bermuda and international operations. The net income and assets of the individual foreign countries in which the Company writes business are not identifiable in the Company’s financial records. The largest country, other than the U.S., in which the Company writes business is the United

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Six Months Ended June 30, 2006 and 2005

Kingdom, with $106.6 million and $178.0 million of written premium for the three and six months ended June 30, 2006, respectively. No other country represented more than 5% of the Company’s revenues.

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

14. Investments – Interest Only Strips

The Company from time to time invests in interest only strips of mortgage-backed securities (“interest only strips”) in response to movement in, and levels of, capital market interest rates. These securities give the holder the right to receive interest payments at a stated coupon rate on an underlying pool of mortgages. The interest payments on the outstanding mortgages are guaranteed by entities generally rated AAA. The ultimate cash flow from these investments is primarily dependent upon the average life of the mortgage pool. Generally, as market interest rates and, more specifically, market mortgage rates decline, mortgagors tend to refinance which will decrease the average life of a mortgage pool and decrease expected cash flows. Conversely, as market interest rates and, more specifically, mortgage rates rise, repayments will slow and the ultimate cash flows will tend to rise. Accordingly, the market value of these investments tends to increase as general interest rates rise and decline as general interest rates fall. These movements are generally counter to the impact of interest rate movements on the Company’s other fixed income investments. The Company held no interest only strips investments at June 30, 2006. The market value of the interest only strips at June 30, 2005 was $118.2 million.

The Company accounts for its investment in interest only strips in accordance with Emerging Issues Task Force Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“EITF 99-20”). EITF 99-20 sets forth the rules for recognizing interest income on all credit-sensitive mortgage and asset-backed securities and certain prepayment-sensitive securities, including agency interest only strips, whether purchased or retained in securitization, as well as the rules for determining when these securities must be written down to fair value because of impairment. EITF 99-20 requires decreases in the valuation of residual interests in securitizations to be recorded as a reduction to the carrying value of the residual interests through a charge to earnings, rather than an unrealized loss in shareholders’ equity, when any portion of the decline in fair value is attributable to, as defined by EITF 99-20, an impairment loss. The Company had no realized capital loss due to impairments for the three and six months ended June 30, 2006. The Company recorded a pre-tax and after-tax realized capital loss due to impairments of $7.0 million and $5.6 million, respectively, for the three and six months ended June 30, 2005.

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Six Months Ended June 30, 2006 and 2005

15. Share-Based Compensation Plans

The Company has a 2002 Stock Incentive Plan (“2002 Employee Plan”), a 1995 Stock Incentive Plan (“1995 Employee Plan”), a 2003 Non-Employee Director Equity Compensation Plan (“2003 Director Plan”), a 1995 Stock Option Plan for Non-Employee Directors (“1995 Director Plan”) and has awarded options to non-employee directors in Board actions in 2001, 2000 and 1999. On January 1, 2002, the Company implemented FAS 123, and related interpretations in accounting for these plans and Board actions. On January 1, 2006, the Company implemented FAS 123(R). Accordingly, compensation expense of $3.0 million and $6.3 million have been recognized in the accompanying consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2006, respectively, and $1.6 million and $3.1 million for the three and six months ended June 30, 2005, respectively, for share options granted, nonvested shares granted and shares issued under the 2002 Employee Plan, the 1995 Employee Plan, the 2003 Director Plan and the 1995 Director Plan. The corresponding income tax benefit recognized in the consolidated statements of operations and comprehensive income for share-based compensation arrangements was $0.7 million and $1.5 million for the three and six months ended June 30, 2006, respectively, and $0.4 million and $0.9 million for the three and six months ended June 30, 2005, respectively.

Under the 2003 Director Plan, 500,000 common shares have been authorized to be granted as stock options or stock awards to non-employee directors of the Company. At June 30, 2006 there were 477,500 remaining shares available to be granted under the 2003 Director Plan. Under the 2002 Employee Plan 4,000,000 common shares have been authorized to be granted as stock options, stock awards or restricted stock awards to officers and key employees of the Company. At June 30, 2006, there were 2,243,850 remaining shares available to be granted under the 2002 Employee Plan. Under the 1995 Director Plan, a total of 50,000 common shares have been authorized to be granted as stock options to non-employee directors of the Company. At June 30, 2006, there were 37,439 remaining shares available to be granted under the 1995 Director Plan. The 2002 Employee Plan replaced the 1995 Employee Plan; therefore, no further awards will be granted under the 1995 Employee Plan.

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

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Six Months Ended June 30, 2006 and 2005

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used in calculating the fair value of the options granted in the six months ended June 30, 2006:

Dividend Yield	0.9519% to 1.0354%
Expected Volatility	27.1196% to 27.3569%
Risk-free Interest Rate	4.55% to 5.00%
Expected Life	6.32 years to 6.40 years
Forfeiture	11.05% to 11.35%

The following table displays a summary of option activity under the Company’s plans during the period ended and the status as of June 30, 2006:

	Six Months Ended June 30, 2006
Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, beginning of year	2,325,578	$60.7804
Granted	21,000	97.9395
Exercised	289,342	44.9316
Forfeited	37,600	78.8615

Outstanding, end of period	2,019,636	$63.1008	6.3	$50,562,980

Options exercisable at end of period	1,024,936	$50.1279	4.7	$37,489,900

The weighted-average grant date fair value of options granted during the six months ended June 30, 2006 was $33.0926. The total intrinsic value of options exercised during the six months ended June 30, 2006 was $15.5 million. The cash received from the exercised share options for the six months ended June 30, 2006 was $13.0 million. The tax benefit realized from the options exercised for the six months ended June 30, 2006 was $5.9 million.

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Six Months Ended June 30, 2006 and 2005

The following table displays a summary of the status of the Company’s restricted (nonvested) shares during the period ended and the status as of June 30, 2006:

	Six Months Ended June 30, 2006
Restricted (nonvested) Shares	Shares	Weighted- Average Grant Date Fair Value
Nonvested, beginning of year	217,820	$86.5981
Granted	15,000	91.4100
Vested	4,240	85.5650
Forfeited	-	-

Nonvested, end of period	228,580	$86.9330

As of June 30, 2006, there was $15.3 million of total unrecognized compensation expense related to nonvested share-based compensation. That expense is expected to be recognized over a weighted-average period of 8.7 years. The total fair value of shares vested for the six months ended June 30, 2006 was $0.4 million.

In addition to the 2002 Employee Plan, the 1995 Employee Plan, the 2003 Director Plan and the 1995 Director Plan, Group issued 849 common shares during the six months ended June 30, 2006 to the Company’s non-employee directors as compensation for their service as directors. These issuances had an aggregate value of $82,242.

16. Retirement Benefits

The Company maintains both qualified and non-qualified defined benefit pension plans for its U.S. employees. In addition, the Company has a retiree health plan for eligible retired employees.

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Six Months Ended June 30, 2006 and 2005

Net periodic cost for U.S. employees included the following components for the periods indicated:

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2006	2005	2006	2005
Service cost	$1,505	$1,030	$2,546	$1,937
Interest cost	1,429	1,071	2,444	2,019
Expected return on plan assets	(1,352)	(801)	(2,269)	(1,834)
Amortization of prior service cost	31	32	63	64
Amortization of net loss	771	630	1,325	962

Net periodic benefit cost	$2,384	$1,962	$4,109	$3,148

	Other Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2006	2005	2006	2005
Service cost	$185	$128	$315	$245
Interest cost	130	102	232	204
Amortization of net loss	12	8	25	15

Net periodic benefit cost	$327	$238	$572	$464

Based upon current asset levels in the plans, the Company is not required to make contributions. The Company did not make any voluntary contributions to the pension benefit plans for the periods ended June 30, 2006 and 2005.

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

18. Income Taxes

The Company uses a projected annual effective tax rate in accordance with FAS 109 to calculate its quarterly tax expense. Under this methodology, when an interim quarter’s pre-tax income (loss) varies significantly from a full year’s income (loss) projection, the tax impact resulting from the income (loss) variance is effectively spread between the impacted quarter and the remaining quarters of the year, except for discreet items impacting an individual quarter.

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

Reinsurance pricing was generally flat to down during much of 2005, except for specific property lines affected by the 2004 Florida hurricane activity, principally as a result of the relatively strong profitability achieved by many reinsurers, and the attendant build-up of capital, following the hard market conditions that had developed from 2001-2004. However, 2005 proved to be the worst year in the history of the industry in terms of catastrophe losses, led by Hurricanes Katrina, Rita and Wilma, which adversely impacted the 2005 financial results of most industry participants.

Thusfar in 2006, the Company has observed strong price increases, and more restricted limits, in those property lines and regions that were most affected by the catastrophe events of 2005. Reinsurance capacity in these areas was, and continues to be, constrained, particularly for catastrophe covers including southeastern U.S. exposures and in the retrocession and energy lines. The record catastrophe losses of 2005 have also generally led to modest strengthening for U.S. property lines that include little or no substantive catastrophe exposure and price stabilization in most casualty insurance and reinsurance markets. There have been exceptions, and among those affecting the Company were the medical stop loss and directors & officers (“D&O”) reinsurance classes, as well as the California workers’ compensation insurance line, all of which continued to exhibit softening market conditions.

Focusing on U.S. Property reinsurance, market conditions have tightened and many cedants have not been fully successful in placing their reinsurance program. In addition, many cedants have had to raise retention levels and/or reduce catastrophe limit purchases, seeking to mitigate the impact of strong reinsurance pricing and more restrictive coverage offerings. Many insurers are also adjusting limits and coverages, and increasing prices, on the insurance coverages they offer to their customers. Together, these trends are resulting in insurance companies generally retaining more risk exposure, and hence potential future earnings volatility, than they would prefer. This dynamic, which has occured by cedant company, but which aggregates across the industry, is reflective of a fundamental disequilibrium between reinsurance supply and demand that the Company believes will not likely be resolved until 2007. The significant changes in rates, terms and conditions seen for the mid-year renewal business reinforced this view as reinsurers seemingly reassessed their risk appetites in a way that, in the aggregate, had them seeking improved risk to exposure metrics. Moreover, this outcome seems to only partially reflect (i) revisions to the industry’s catastrophe loss projection models which are indicating significantly higher loss potentials, and consequently higher pricing requirements and (ii) rating agency actions that have raised the required capital levels for many catastrophe exposed companies and expanded the scrutiny directed at those companies with excessive retained catastrophe exposures

In light of its 2005 catastrophe experience, the Company reexamined its risk management practices, concluded that its risk management framework operated generally as intended and made modest adjustments to its property operations. Thusfar in 2006, the Company has further refined these operations effectively taking advantage of much improved U.S. property catastrophe pricing to (i) alter the mix of its writings to emphasize most profitable forms, classes, lines, customers and territories (ii) reduce aggregate catastrophe exposed limits and (iii) enhance portfolio balance and diversification characteristics.

Overall, the Company believes that current marketplace conditions continue to offer solid opportunities for the Company given its strong ratings, distribution system, reputation and expertise. The Company continues to employ its opportunistic strategy of targeting those segments offering the best profit potential, while maintaining balance and diversification in its overall portfolio.

Financial Summary

The Company’s management monitors and evaluates overall Company performance based upon financial results. The following table displays a summary of the consolidated net income, ratios and shareholders’ equity for the periods indicated:

	Three Months Ended June 30,		Percentage Increase/	Six Months Ended June 30,		Percentage Increase/
(Dollars in thousands)	2006	2005	(Decrease)	2006	2005	(Decrease)
Gross written premiums	$910,373	$1,109,322	-17.9%	$1,965,392	$2,156,894	-8.9%
Net written premiums	879,973	1,073,654	-18.0%	1,902,311	2,085,359	-8.8%
REVENUES:
Premiums earned	$893,332	$1,092,500	-18.2%	$1,915,122	$2,098,415	-8.7%
Net investment income	153,333	137,448	11.6%	298,359	270,334	10.4%
Net realized capital gains	2,472	27,309	-90.9%	16,073	29,786	-46.0%
Net derivative income (expense)	1,316	(6,816)	119.3%	5,195	(8,037)	164.6%
Other income (expense)	2,275	511	NM	(4,332)	(2,930)	-47.8%

Total revenues	1,052,728	1,250,952	-15.8%	2,230,417	2,387,568	-6.6%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	543,637	690,615	-21.3%	1,242,580	1,358,869	-8.6%
Commission, brokerage, taxes and fees	206,403	276,585	-25.4%	443,905	498,907	-11.0%
Other underwriting expenses	33,645	31,312	7.5%	62,659	61,702	1.6%
Interest, fee and bond issue
cost amortization expense	17,481	17,404	0.4%	34,961	39,426	-11.3%

Total claims and expenses	801,166	1,015,916	-21.1%	1,784,105	1,958,904	-8.9%

INCOME BEFORE TAXES	251,562	235,036	7.0%	446,312	428,664	4.1%
Income tax expense	31,159	40,856	-23.7%	57,513	67,389	-14.7%

NET INCOME	$220,403	$194,180	13.5%	$388,799	$361,275	7.6%

RATIOS:			Point Change			Point Change
Loss ratio	60.9%	63.2%	(2.3)	64.9%	64.8%	0.1
Commission and brokerage ratio	23.1%	25.3%	(2.2)	23.2%	23.8%	(0.6)
Other underwriting expense ratio	3.7%	2.9%	0.8	3.2%	2.9%	0.3

Combined ratio	87.7%	91.4%	(3.7)	91.3%	91.5%	(0.2)

				As of, June 30, 2006	As of, December 31, 2005
Shareholders' equity				$4,379.1	$4,139.7	5.8%

(NM, not meaningful)

Overall, the Company’s second quarter and first half of 2006 results were strong with net income of $220 million and $389 million, respectively, record amounts for the Company for both periods. Premium volume declined during the three and six months of 2006 compared to the same periods for 2005 as the Company continued its disciplined underwriting and risk management approaches. In particular, the Company re-engineered its U.S. property reinsurance portfolio, which it believes positions the Company optimally for future profitability.

The Company’s net income increased by 14% and 8% in the second quarter and first half of 2006 compared to the same periods for 2005. For the second quarter, net income growth reflected greater gains from underwriting, increased investment income and a lower effective income tax rate, partially offset by lower realized capital gains. For the first six months, the improved net income mainly reflected increased investment income and a lower effective income tax rate, partially offset by modestly lower gains from underwriting and realized capital gains.

The Company’s shareholders’ equity increased by $0.2 billion from year end 2005 to nearly $4.4 billion at June 30, 2006 mainly attributable to the record net income generated during the first half of 2006, partially offset by unrealized capital losses, primarily related to the Company’s fixed-income securities, the value of which was affected by a rise in interest rates.

Revenues.     Net written and earned premiums both decreased by 18% during the second quarter of 2006 compared to 2005. These decreases reflected a 30% and 11% decline in net written and earned premiums, respectively, for the U.S. Insurance segment and a 15% and 20% decline in net written and earned premiums, respectively, for the worldwide reinsurance segments in the aggregate. Net written and earned premiums both decreased by 9% for the six months ended June 30, 2006 reflecting a 26% and 14% decline in net written and earned premiums, respectively, for the U.S. Insurance segment and a 4% and 7% decline in net written and earned premiums, respectively, for the worldwide reinsurance segments in the aggregate. For both periods, the U.S. Insurance segment decline mainly reflected (i) continued weakness in the California workers’ compensation writings due to competitive market conditions and (ii) a reduction in credit business from an auto loan program, which is in runoff. The decline in the aggregate premium for worldwide reinsurance segments reflected multiple segment level factors including a significant return premium for a cancelled Florida property quota share contract within U.S. Reinsurance and, generally in all segments, continued orientation to a disciplined underwriting approach emphasizing potential profitability rather than volume.

Net investment income increased 12% and 10% for the second quarter and first half of 2006, respectively, compared to the same periods for 2005, reflecting continued year-over-year growth in invested assets from positive cash flow from operations, despite significant catastrophe loss payouts related to the 2005 and 2004 hurricanes. The average investment portfolio yields through June 30, 2006 were 4.5% pre-tax and 3.9% after-tax, and remained stable compared to the prior year.

Net realized capital gains were modest in relation to the Company’s invested asset base, with variability mainly reflecting normal portfolio management activities.

Expenses.     The Company’s incurred losses and loss adjustment expenses (“LAE”) decreased 21% and 9% for the second quarter and first half of 2006, respectively, compared to the same periods for 2005 due to lower earned premiums and more favorable current and prior year incurred losses and LAE excluding catastrophes and asbestos and environmental (“A&E”) (“attritional losses”), partially offset by increased prior year reserve development on catastrophe losses.

The Company’s second quarter 2006 loss ratio improved by 2.3 points reflecting an improved current year attritional loss ratio principally due to strong premium rate increases in the property classes of business. Included in the Company’s second quarter 2006 loss ratio was prior year reserve development of 4 points, comprised of 11 points of prior year catastrophe reserve development (principally from 2005 Hurricane Wilma), primarily offset by 7 points of prior year favorable attritional reserve development due to favorable claims emergence trends within property and other short-tailed lines of business. The Company’s first half 2006 loss ratio of 64.9% was virtually flat with prior year reflecting an improved current and prior year attritional loss ratio, principally due to strong premium rate increases in its property classes of business, offset by higher prior year catastrophe reserve development, principally from 2005 Hurricanes Katrina, Rita, and Wilma.

Commission, brokerage, and tax expenses for the second quarter and first half of 2006 declined by 21% and 9%, respectively, compared to the same periods in 2005, generally due to reduced premium volume. The Company’s commission and brokerage ratio improved by 2 and 1 points for the second quarter of 2006 over 2005 and the first half of 2006 over 2005, respectively, primarily due to the business mix. Other underwriting expenses for the second quarter and first half of 2006 increased by 8% and 2%, respectively, compared to the same periods for 2005, mainly reflecting the continued build-out of the Company’s infrastructure, which also had the effect of increasing the other underwriting expense ratio in both periods.

The Company’s effective income tax rate for the second quarter and first six months of 2006 were 12% and 13%, respectively, and considerably lower relative to the comparable periods in 2005, primarily attributable to a higher proportion of income being earned in the Company’s lower taxed jurisdictions.

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

The following tables present the relevant underwriting results for the operating segments for the periods indicated:

U.S. Reinsurance
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2006	2005	2006	2005
Gross written premiums	$262,018	$376,568	$656,415	$726,368
Net written premiums	260,396	374,001	652,030	723,494
Premiums earned	$258,759	$425,861	$638,421	$765,970
Incurred losses and loss adjustment expenses	175,790	284,847	443,801	514,099
Commission and brokerage	66,015	115,572	163,511	195,064
Other underwriting expenses	6,364	6,351	11,140	12,064

Underwriting gain	$10,590	$19,091	$19,969	$44,743

U.S. Insurance
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2006	2005	2006	2005
Gross written premiums	$195,390	$270,780	$413,396	$545,108
Net written premiums	169,466	241,895	358,939	485,615
Premiums earned	$179,692	$201,073	$365,300	$424,854
Incurred losses and loss adjustment expenses	121,644	139,679	246,523	292,954
Commission and brokerage	25,263	30,030	54,997	68,779
Other underwriting expenses	11,389	12,182	22,094	24,813

Underwriting gain	$21,396	$19,182	$41,686	$38,308

Specialty Underwriting
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2006	2005	2006	2005
Gross written premiums	$53,087	$92,986	$117,113	$195,977
Net written premiums	50,166	88,936	113,798	187,064
Premiums earned	$49,890	$90,042	$118,090	$186,039
Incurred losses and loss adjustment expenses	10,994	54,453	81,571	118,229
Commission and brokerage	13,314	23,436	33,498	48,893
Other underwriting expenses	1,637	1,716	2,942	3,355

Underwriting gain	$23,945	$10,437	$79	$15,562

International
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2006	2005	2006	2005
Gross written premiums	$179,835	$199,805	$355,357	$352,170
Net written premiums	179,597	199,474	355,216	351,398
Premiums earned	$181,535	$194,957	$355,842	$347,402
Incurred losses and loss adjustment expenses	94,385	99,447	212,642	190,592
Commission and brokerage	46,088	49,703	86,876	84,139
Other underwriting expenses	3,685	3,030	6,363	6,017

Underwriting gain	$37,377	$42,777	$49,961	$66,654

Bermuda
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2006	2005	2006	2005
Gross written premiums	$220,043	$169,183	$423,111	$337,271
Net written premiums	220,348	169,348	422,328	337,788
Premiums earned	$223,456	$180,567	$437,469	$374,150
Incurred losses and loss adjustment expenses	140,824	112,189	258,043	242,995
Commission and brokerage	55,723	57,844	105,023	102,032
Other underwriting expenses	3,798	3,411	7,511	7,120

Underwriting gain	$23,111	$7,123	$66,892	$22,003

The following table reconciles the underwriting results for the operating segments to income before tax as reported in the consolidated statements of operations and comprehensive income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2006	2005	2006	2005
Underwriting gain	$116,419	$98,610	$178,587	$187,270
Net investment income	153,333	137,448	298,359	270,334
Realized gain	2,472	27,309	16,073	29,786
Net derivative income (expense)	1,316	(6,816)	5,195	(8,037)
Corporate expenses	(6,772)	(4,622)	(12,609)	(8,333)
Interest, fee and bond issue cost amortization expense	(17,481)	(17,404)	(34,961)	(39,426)
Other income (expense)	2,275	511	(4,332)	(2,930)

Income before taxes	$251,562	$235,036	$446,312	$428,664

Three Months Ended June 30, 2006 compared to Three Months Ended June 30, 2005

Premiums Written. Gross written premiums decreased 17.9% to $910.4 million for the three months ended June 30, 2006 from $1,109.3 million for the three months ended June 30, 2005. Contributing to this decrease was a decrease in the Specialty Underwriting operation of 42.9% ($39.9 million), primarily due to a $13.0 million decrease in marine and aviation business, a $15.3 million decrease in A&H business as pricing for this business continues to be difficult and an $11.5 million decrease in surety business. The U.S. Reinsurance operation decreased 30.4% ($114.6 million), principally reflecting a $62.2 million decrease in treaty casualty business and a $53.6 million decrease in treaty property business, partially offset by a $7.5 million increase in facultative business. The U.S. Insurance operation decreased 27.8% ($75.4 million), mainly reflecting continued retrenchment in the California workers’ compensation and credit business. The International operation decreased 10.0% ($20.0 million), primarily due to a $16.3 million decrease in Asian business, a $12.4 million decrease in international business written through the Miami and New Jersey offices, representing primarily Latin American business, partially offset by an $8.8 million increase in Canadian business. The Bermuda operation increased 30.1% ($50.9 million), reflecting increases in treaty business in the UK, Europe and Bermuda.

Ceded premiums decreased to $30.4 million for the three months ended June 30, 2006 from $35.7 million for the three months ended June 30, 2005. Ceded premiums generally relate to specific reinsurance purchased by the U.S. Insurance operation and fluctuate based upon the level of premiums written in the individual reinsured programs.

Net written premiums decreased by 18.0% to $880.0 million for the three months ended June 30, 2006 from $1,073.7 million for the three months ended June 30, 2005, reflecting the $198.9 million decrease in gross written premiums and the $5.3 million decrease in ceded premiums.

Premium Revenues. Net premiums earned decreased by 18.2% to $893.3 million for the three months ended June 30, 2006 from $1,092.5 million for the three months ended June 30, 2005. Contributing to this decrease was a 44.6% ($40.2 million) decrease in the Specialty Underwriting operation, a 39.2% ($167.1 million) decrease in U.S. Reinsurance operation, a 10.6% ($21.4 million) decrease in the U.S. Insurance operation and a 6.9% ($13.4 million) decrease in the International operation, partially offset by a 23.8% ($42.9 million) increase in the Bermuda operation. All of these changes reflect period to period changes in net written premiums and business mix, together with normal variability in earning patterns. Business mix changes occur not only as the Company shifts emphasis between products, lines of business, distribution channels and markets, but also as individual contracts renew or non-renew, almost always with changes in coverage, structure, prices and/or terms, and as new contracts are accepted with coverages, structures, prices and/or terms different from those of expiring contracts. As premium reporting, earnings, loss and commission characteristics derive from the provisions of individual contracts, the continuous turnover of individual contracts, arising from both strategic shifts and day to day underwriting, can and does introduce appreciable background variability in various underwriting line items. Changes in estimates related to the reporting patterns of ceding companies also affect premiums earned.

Expenses
Incurred Losses and LAE. Incurred losses and LAE represent the Company’s estimates, which are subject to considerable uncertainty due to the timing, complexity and nature of the underlying ceding company exposures. These estimates reflect management’s best judgment based on all available information, but ultimate losses could differ, perhaps materially. The change in incurred losses and LAE, period over period also reflects variability in premiums earned and changes in the loss expectation assumptions for business written, net prior period reserve development, as well as catastrophe losses. Incurred losses and LAE are also impacted by changes in the pricing of the underlying business, as well as variability relating to changes in the mix of business by class and type.

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

The following table shows the components of the Company’s incurred loss and LAE for the three months ended as indicated:

	June 30, 2006			June 30, 2005
(Dollars in millions)	Current Year	Prior Years	Total Incurred	Current Year	Prior Years	Total Incurred
All Segments
Attritional (a)	$502.4	$(64.9)	$437.5	$629.0	$(1.6)	$627.4
Catastrophes	5.4	94.3	99.7	15.4	41.1	56.6
A&E	-	6.4	6.4	-	6.6	6.6

Total All segments	$507.8	$35.9	$543.6	$644.4	$46.2	$690.6

Loss Ratio	56.8%	4.0%	60.9%	59.0%	4.2%	63.2%
(a) Attritional losses exclude catastrophe and A&E losses. (Some amounts may not reconcile due to rounding.)

The Company’s incurred losses and LAE decreased 21.3% to $543.6 million for the three months ended June 30, 2006 from $690.6 million for the three months ended June 30, 2005 reflective of lower earned premiums and more favorable development of prior years attritional losses, partially offset by increased prior year reserve development on catastrophe losses.

The Company’s loss ratio, which is calculated by dividing incurred losses and LAE by current year net premiums earned, improved by 2.3 points to 60.9% over the comparable 2005 period reflective of an improved current year attritional loss ratio principally due to strong premium rate increases in its property classes of business. Included in the Company’s second quarter 2006 loss ratio was prior year reserve development of 4 points which was consistent with prior period levels. While the Company experienced 11 points of prior year catastrophe reserve development in the second quarter of 2006, principally from 2005 Hurricane Wilma, it also recognized 7 points of offsetting prior year favorable attritional reserve development due to favorable claims emergence trends within property and other short-tailed lines of business.

The following table shows the U.S. Reinsurance segment components of incurred loss and LAE for the three months ended as indicated:

	June 30, 2006			June 30, 2005
(Dollars in millions)	Current Year	Prior Years	Total Incurred	Current Year	Prior Years	Total Incurred
U.S. Reinsurance
Attritional	$112.4	$(26.3)	$86.1	$252.9	$1.1	$254.1
Catastrophes	-	89.0	89.0	3.2	22.4	25.6
A&E	-	0.6	0.6	-	5.2	5.2

Total segment	$112.4	$63.4	$175.8	$256.1	$28.8	$284.8

Loss Ratio	43.5%	24.5%	67.9%	60.1%	6.8%	66.9%
(Some amounts may not reconcile due to rounding.)

The U.S. Reinsurance segment’s incurred losses and LAE decreased 38.3%, or $109.0 million, for the three months ended June 30, 2006 as compared to the same period in 2005, mainly reflecting reduced earned premiums principally within the treaty property and treaty casualty units. The segment’s loss ratio deteriorated by 1.0 point over the comparable 2005 period reflective of a significant increase in catastrophe losses offset by a substantial improvement in its attritional loss ratio. Catastrophe losses increased principally due to reserve strengthening for the 2005 Hurricanes Katrina, Rita, and Wilma. The segment’s attritional loss ratio improvement reflects the combination of improved current year pricing, principally on the property business and favorable prior year reserve adjustments, principally on the treaty property lines of business.

The following table shows the U.S. Insurance segment components of incurred loss and LAE for the three months ended as indicated:

	June 30, 2006			June 30, 2005
(Dollars in millions)	Current Year	Prior Years	Total Incurred	Current Year	Prior Years	Total Incurred
U.S. Insurance
Attritional	$134.5	$(13.1)	$121.4	$133.6	$6.1	$139.7
Catastrophes	-	0.2	0.2	-	-	-

Total segment	$134.5	$(12.9)	$121.6	$133.6	$6.1	$139.7

Loss Ratio	74.9%	-7.2%	67.7%	66.4%	3.0%	69.5%
(Some amounts may not reconcile due to rounding.)

The U.S. Insurance segment’s incurred losses and LAE decreased 12.9%, or $18.1 million, for the three months ended June 30, 2006 as compared to the same period in 2005, mainly reflecting reduced earned premiums, principally related to the retrenchment in the California workers’ compensation and credit program. The segment’s loss ratio improved 1.8 points over the comparable 2005 period due to favorable prior year reserve adjustments mostly for the California workers’ compensation business, partially offset by an increased current year attritional ratio reflective of higher loss ratios established for new programs.

The following table shows the Specialty Underwriting segment components of incurred loss and LAE for the three months ended as indicated:

	June 30, 2006			June 30, 2005
(Dollars in millions)	Current Year	Prior Years	Total Incurred	Current Year	Prior Years	Total Incurred
Specialty Underwriting
Attritional	$29.8	$(20.5)	$9.3	$46.5	$1.6	$48.1
Catastrophes	-	1.7	1.7	-	6.3	6.3

Total segment	$29.8	$(18.8)	$11.0	$46.5	$7.9	$54.5

Loss Ratio	59.7%	-37.7%	22.0%	51.7%	8.8%	60.5%
(Some amounts may not reconcile due to rounding.)

The Specialty Underwriting segment’s incurred losses and LAE decreased 79.8%, or $43.5 million, for the three months ended June 30, 2006 as compared to the same period in 2005, mainly reflecting a reduction in earned premiums across all classes of business as well as favorable prior year reserve adjustments principally for the marine, aviation, and A&H lines of business. The segment’s loss ratio improved 38.5 points over the comparable 2005 period due to more favorable prior year development for both attritional and catastrophe losses, partially offset by a higher current year attritional loss ratio.

The following table shows the International segment components of incurred loss and LAE for the three months ended as indicated:

	June 30, 2006			June 30, 2005
(Dollars in millions)	Current Year	Prior Years	Total Incurred	Current Year	Prior Years	Total Incurred
International
Attritional	$89.3	$(2.9)	$86.3	$103.3	$(18.3)	$85.0
Catastrophes	5.4	2.6	8.0	8.3	6.2	14.4

Total segment	$94.7	$(0.3)	$94.4	$111.5	$(12.1)	$99.4

Loss Ratio	52.2%	-0.2%	52.0%	57.2%	-6.2%	51.0%
(Some amounts may not reconcile due to rounding.)

The International segment’s incurred losses and LAE decreased 5.1%, or $5.0 million, for the three months ended June 30, 2006 as compared to the same period in 2005, principally attributable to reduced earned premiums. The segment’s loss ratio deteriorated by 1.0 point over the comparable 2005 period reflective of less favorable prior year attritional reserve adjustments in Canada and Asia, largely offset by an improved current year attritional loss ratio from price increases in the property classes as well as lower catastrophe losses.

The following table shows the Bermuda segment components of incurred loss and LAE for the three months ended as indicated:

	June 30, 2006			June 30, 2005
(Dollars in millions)	Current Year	Prior Years	Total Incurred	Current Year	Prior Years	Total Incurred
Bermuda
Attritional	$136.3	$(2.0)	$134.3	$92.7	$7.8	$100.5
Catastrophes	-	0.8	0.8	4.0	6.3	10.3
A&E	-	5.8	5.8	-	1.4	1.4

Total segment	$136.3	$4.5	$140.8	$96.7	$15.5	$112.2

Loss Ratio	61.0%	2.0%	63.0%	53.5%	8.6%	62.1%
(Some amounts may not reconcile due to rounding.)

The Bermuda segment’s incurred losses and LAE increased 25.5%, or $28.6 million, for the three months ended June 30, 2006 as compared to the same period in 2005, primarily attributable to increased earned premiums and a mix of business shift toward more casualty business. The segment’s loss ratio deteriorated by 0.9 points over the comparable 2005 period reflective of a higher current year attritional loss ratio due to a mix of business shift toward more casualty business as well as increased A&E losses, largely offset by more favorable prior year attritional reserve adjustments principally in the Bermuda facultative and treaty lines and lower catastrophe losses.

Underwriting Expenses. The Company’s expense ratio, which is calculated by dividing underwriting expenses by net premiums earned, was 26.8% for the three months ended June 30, 2006 compared to 28.2% for the three months ended June 30, 2005.

The following table shows the expense ratios for each of the Company’s operating segments for the three months ended June 30, 2006 and 2005.

Segment Expense Ratios
Segment	2006	2005
U.S. Reinsurance	28.0%	28.6%
U.S. Insurance	20.4%	21.0%
Specialty Underwriting	30.0%	27.9%
International	27.4%	27.1%
Bermuda	26.7%	34.0%

Segment underwriting expenses decreased by 23.1% to $233.3 million for the three months ended June 30, 2006 from $303.3 million for the three months ended June 30, 2005. Commission, brokerage, taxes and fees decreased by $70.2 million, principally reflecting decreases in premium volume and changes in the mix and distribution channel of business. Segment other underwriting expenses increased by $0.2 million. Contributing to the segment underwriting expense decrease was a 40.6% ($49.5 million) decrease in the U.S. Reinsurance operation, a 40.6% ($10.2 million) decrease in the Specialty Underwriting operation, a 13.2% ($5.6 million) decrease in the U.S. Insurance operation, a 5.6% ($3.0 million) decrease in the International operation and a 2.8% ($1.7 million) decrease in the Bermuda operation. The changes for each operation’s expenses principally resulted from changes in commission expenses related to changes in premium volume and business mix by class and type and, in some cases, changes in the use of specific reinsurance.

The Company’s combined ratio, which is the sum of the loss and expense ratios, decreased by 3.7 points to 87.7% for the three months ended June 30, 2006 compared to 91.4% for the three months ended June 30, 2005, with the decrease resulting from decreased attritional losses, partially offset by increased catastrophe loss development as well as decreased expenses due to the change in business mix.

The following table shows the combined ratios for each of the Company’s operating segments for the three months ended June 30, 2006 and 2005. The combined ratios for all operations were impacted by the loss and expense ratio variability noted above.

Segment Combined Ratios
Segment	2006	2005
U.S. Reinsurance	95.9%	95.5%
U.S. Insurance	88.1%	90.5%
Specialty Underwriting	52.0%	88.4%
International	79.4%	78.1%
Bermuda	89.7%	96.1%

Investment Results. Net investment income increased 11.6% to $153.3 million for the three months ended June 30, 2006 from $137.4 million for the three months ended June 30, 2005, primarily reflecting the growth in invested assets to $13.2 billion at June 30, 2006 from $12.0 billion at June 30, 2005.

The following table shows the components of net investment income for the three months ended as indicated:

(Dollars in thousands)	2006	2005
Fixed maturities	$129,645	$128,786
Equity securities	3,236	2,209
Short-term investments	12,611	3,052
Other income	12,578	9,710

Total gross investment income	158,070	143,757
Interest credited and other expense	(4,737)	(6,309)

Total net investment income	$153,333	$137,448

The following table shows a comparison of various investment yields for the periods indicated:

	2006	2005
Imbedded pre-tax yield of cash and invested assets at
June 30 and December 31	4.5%	4.5%
Imbedded after-tax yield of cash and invested assets at
June 30 and December 31	3.9%	3.9%
Annualized pre-tax yield on average cash and invested
assets for the three months ended June 30	4.7%	4.8%
Annualized after-tax yield on average cash and invested
assets for the three months ended June 30	4.1%	4.1%

Net realized capital gains of $2.5 million for the three months ended June 30, 2006 reflected realized capital gains on the Company’s investments of $7.2 million, resulting principally from gains on the sale of fixed maturities of $0.6 million and equities of $6.6 million, partially offset by $4.7 million of realized capital losses.Net realized capital gains of $27.3 million for the three months ended June 30, 2005 reflected $36.0 million of realized capital gains on the Company’s investments, partially offset by $8.7 million of realized capital losses, which included $7.0 million related to write-downs in the value of interest only strips of mortgage-backed securities (“interest only strips”) deemed to be impaired on an other than temporary basis in accordance with Emerging Issues Task Force No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets (“EITF 99-20”)".

The Company has outstanding seven specialized equity put options in its product portfolio. These products meet the definition of a derivative under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). The Company recognized net derivative income of $1.3 million for the three months ended June 30, 2006 as compared to net derivative expense of $6.8 million for the three months ended June 30, 2005, reflecting changes in the fair value of the specialized equity put options.

Corporate, Non-allocated Expenses. Corporate underwriting expenses not allocated to segments were $6.8 million for the three months ended June 30, 2006, which were comparable with the $4.6 million for the three months ended June 30, 2005.

Interest, fees and bond issue cost amortization expense for the three months ended June 30, 2006 and 2005 were $17.5 million and $17.4 million, respectively. Interest, fees and bond issue cost amortization expense for the three months ended June 30, 2006 included $7.8 million related to the senior notes, $9.4 million related to the junior subordinated debt securities, $0.2 million related to the bond issue cost amortization and $0.1 million related to the credit line under the Company’s revolving credit facilities. Interest, fees and bond issue cost amortization expense for the three months ended June 30, 2005 included $7.7 million related to the senior notes, $9.4 million related to the junior subordinated debt securities, $0.2 million related to the bond issue cost amortization and $0.1 million related to credit line under the Company’s revolving credit facilities.

Other income for the three months ended June 30, 2006 was $2.3 million compared to other income of $0.5 million for the three months ended June 30, 2005. The change in other income for the three months ended June 30, 2006 was primarily due to variability in the impact of foreign currency exchange gains.

Income Taxes. The Company’s income tax expense is primarily a function of the statutory tax rates and corresponding net income in the jurisdictions where the Company operates, coupled with the impact from tax preferenced investment income. Variations generally reflect changes in the relative levels of pre-tax income between jurisdictions with different tax rates. The Company recognized income tax expense of $31.2 million for the three months ended June 30, 2006 compared to $40.9 million for the three months ended June 30, 2005. The decrease was primarily attributable to higher income in jurisdictions with lower effective tax rates.

Net Income. Net income was $220.4 million for the three months ended June 30, 2006 compared to $194.2 million for the three months ended June 30, 2005.

Six Months Ended June 30, 2006 compared to Six Months Ended June 30, 2005

Premiums Written. Gross written premiums decreased 8.9% to $1,965.4 million for the six months ended June 30, 2006 from $2,156.9 million for the six months ended June 30, 2005. The decrease in premiums was primarily due to a decrease in the Specialty Underwriting operation of 40.2% ($78.9 million), primarily due to a $48.9 million decrease in A&H business, as pricing for this business continues to be difficult, a $19.3 million decrease in marine and aviation business and a $10.8 million decrease in surety business. The U.S. Insurance operation decreased 24.2% ($131.7 million), mainly reflecting continued retrenchment in the California workers’ compensation and credit business. The U.S. Reinsurance operation decreased 9.6% ($70.0 million), principally reflecting a $77.7 million decrease in treaty casualty business and a $1.5 million decrease in treaty property business, partially offset by a $9.4 million increase in facultative business. The Bermuda operation increased 25.5% ($85.8 million), reflecting increases in treaty business in the UK, Europe and Bermuda. The International operation increased 0.9% ($3.2 million), primarily due to a $12.4 million increase in Canadian business and a $4.8 million increase in international business written through the Miami and New Jersey offices, representing primarily Latin American business, partially offset by a $13.3 million decrease in Asian business.

Ceded premiums decreased to $63.1 million for the six months ended June 30, 2006 from $71.5 million for the six months ended June 30, 2005. Ceded premiums generally relate to specific reinsurance purchased by the U.S. Insurance operation and fluctuate based upon the level of premiums written in the individual reinsured programs.

Net written premiums decreased by 8.8% to $1,902.3 million for the six months ended June 30, 2006 from $2,085.4 million for the six months ended June 30, 2005, reflecting the $191.5 million decrease in gross written premiums and the $8.5 million decrease in ceded premiums.

Premium Revenues. Net premiums earned decreased by 8.7% to $1,915.1 million for the six months ended June 30, 2006 from $2,098.4 million for the six months ended June 30, 2005. Contributing to this decrease was a 36.5% ($68.0 million) decrease in the Specialty Underwriting operation, a 16.7% ($127.5 million) decrease in U.S. Reinsurance operation, a 14.0% ($59.6 million) decrease in the U.S. Insurance operation, partially offset by a 16.9% ($63.3 million) increase in the Bermuda operation and a 2.4% ($8.4 million) increase in the International operation. Included in net premiums earned for the six months ended June 30, 2006, was a reduction of $2.2 million of reinstatement premiums. All of these changes reflect period to period changes in net written premiums and business mix, together with normal variability in earning patterns. Business mix changes occur not only as the Company shifts emphasis between products, lines of business, distribution channels and markets, but also as individual contracts renew or non-renew, almost always with changes in coverage, structure, prices and/or terms, and as new contracts are accepted with coverages, structures, prices and/or terms different from those of expiring contracts. As premium reporting, earnings, loss and commission characteristics derive from the provisions of individual contracts, the continuous turnover of individual contracts, arising from both strategic shifts and day to day underwriting, can and does introduce appreciable background variability in various underwriting line items. Changes in estimates related to the reporting patterns of ceding companies also affect premiums earned.

Expenses
Incurred Losses and LAE. Incurred losses and LAE represent the Company’s estimates, which are subject to considerable uncertainty due to the timing, complexity and nature of the underlying ceding company exposures. These estimates reflect management’s best judgment based on all available information, but ultimate losses could differ, perhaps materially. The change in incurred losses and LAE, period over period also reflects variability in premiums earned and changes in the loss expectation assumptions for business written, net prior period reserve development, as well as catastrophe losses. Incurred losses and LAE are also impacted by changes in the pricing of the underlying business, as well as variability relating to changes in the mix of business by class and type.

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

The following table shows the components of the Company’s incurred loss and LAE for the six months ended as indicated:

	June 30, 2006			June 30, 2005
(Dollars in millions)	Current Year	Prior Years	Total Incurred	Current Year	Prior Years	Total Incurred
All Segments
Attritional (a)	$1,120.9	$(61.6)	$1,059.3	$1,260.4	$(9.4)	$1,251.0
Catastrophes	5.4	162.8	168.2	29.2	54.0	83.3
A&E	-	15.1	15.1	-	24.6	24.6

Total All segments	$1,126.3	$116.3	$1,242.6	$1,289.6	$69.3	$1,358.9

Loss Ratio	58.8%	6.1%	64.9%	61.5%	3.3%	64.8%
(a) Attritional losses exclude catastrophe and A&E losses. (Some amounts may not reconcile due to rounding.)

The Company’s incurred losses and LAE decreased 8.6% to $1,242.6 million for the six months ended June 30, 2006 from $1,358.9 million for the six months ended June 30, 2005 reflective of lower earned premiums and more favorable prior year attritional losses, partially offset by increased prior year reserve development on catastrophe losses.

The Company’s loss ratio, which is calculated by dividing incurred losses and LAE by current year net premiums earned, deteriorated by 0.1 point to 64.9% over the comparable 2005 period reflective of increased prior year reserve development on catastrophe losses, partially offset by an improved current year attritional loss ratio, principally due to strong premium rate increases in its property classes of business. Included in the six months ended June 30, 2006 loss ratio was prior year reserve development of 6 points, which was higher than prior period levels. While the Company experienced 9 points of prior year catastrophe reserve development for the six months ended June 30, 2006, principally from the 2005 Hurricanes Katrina, Rita and Wilma, it also recognized 3 points of offsetting prior year favorable attritional reserve development due to favorable claims emergence trends within property and other short-tailed lines of business.

The following table shows the U.S. Reinsurance segment components of incurred loss and LAE for the six months ended as indicated:

	June 30, 2006			June 30, 2005
(Dollars in millions)	Current Year	Prior Years	Total Incurred	Current Year	Prior Years	Total Incurred
U.S. Reinsurance
Attritional	$328.1	$4.8	$332.9	$446.2	$9.7	$475.9
Catastrophes	-	109.7	109.7	7.7	24.6	32.3
A&E	-	1.2	1.2	-	5.9	5.9

Total segment	$328.1	$115.7	$443.8	$473.9	$40.2	$514.1

Loss Ratio	51.4%	18.1%	69.5%	61.9%	5.2%	67.1%
(Some amounts may not reconcile due to rounding.)

The U.S. Reinsurance segment’s incurred losses and LAE decreased 13.7%, or $70.3 million, for the six months ended June 30, 2006 as compared to the same period in 2005, mainly reflecting reduced earned premiums principally within the treaty property and treaty casualty units. The segment’s loss ratio deteriorated by 2.4 points over the comparable 2005 period reflective of an increase in catastrophe losses, partially offset by an improvement in the attritional loss ratio. Catastrophe losses increased principally due to reserve strengthening for the 2005 Hurricanes Katrina, Rita, and Wilma. The segment’s attritional loss ratio improvement generally reflects improved current year pricing, principally on the property business.

The following table shows the U.S. Insurance segment components of incurred loss and LAE for the six months ended as indicated:

	June 30, 2006			June 30, 2005
(Dollars in millions)	Current Year	Prior Years	Total Incurred	Current Year	Prior Years	Total Incurred
U.S. Insurance
Attritional	$270.4	$(24.5)	$245.9	$290.5	$2.5	$293.0
Catastrophes	-	0.6	0.6	-	-	-

Total segment	$270.4	$(23.9)	$246.5	$290.5	$2.5	$293.0

Loss Ratio	74.0%	-6.5%	67.5%	68.4%	0.6%	69.0%
(Some amounts may not reconcile due to rounding.)

The U.S. Insurance segment’s incurred losses and LAE decreased 15.8%, or $46.4 million, for the six months ended June 30, 2006 as compared to the same period in 2005, mainly reflecting reduced earned premiums, principally related to the retrenchment in the California workers’ compensation and credit program. The segment’s loss ratio improved 1.5 points over the comparable 2005 period due to favorable prior year reserve adjustments mostly for the California workers’ compensation business resulting from benefit reform, partially offset by an increased current year attritional loss ratio reflective of higher loss ratios established for new programs.

The following table shows the Specialty Underwriting segment components of incurred loss and LAE for the six months ended as indicated:

	June 30, 2006			June 30, 2005
(Dollars in millions)	Current Year	Prior Years	Total Incurred	Current Year	Prior Years	Total Incurred
Specialty Underwriting
Attritional	$71.8	$(23.1)	$48.7	$108.4	$1.6	$110.0
Catastrophes	-	32.9	32.9	-	8.3	8.3

Total segment	$71.8	$(9.8)	$81.6	$108.4	$9.9	$118.2

Loss Ratio	60.8%	8.3%	69.1%	58.2%	5.3%	63.6%
(Some amounts may not reconcile due to rounding.)

The Specialty Underwriting segment’s incurred losses and LAE decreased 31.0%, or $36.7 million, for the six months ended June 30, 2006 as compared to the same period in 2005, mainly reflecting a reduction in earned premiums across all classes of business. The segment’s loss ratio deteriorated by 5.5 points over the comparable 2005 period due to increased catastrophe loss development principally for 2005 Hurricane Katrina, partially offset by favorable current and prior year attritional losses.

The following table shows the International segment components of incurred loss and LAE for the six months ended as indicated:

	June 30, 2006			June 30, 2005
(Dollars in millions)	Current Year	Prior Years	Total Incurred	Current Year	Prior Years	Total Incurred
International
Attritional	$183.6	$5.6	$189.2	$182.1	$(17.5)	$164.6
Catastrophes	5.4	18.0	23.4	10.6	15.5	26.0

Total segment	$189.0	$23.6	$212.6	$192.6	$(2.1)	$190.6

Loss Ratio	53.1%	6.6%	59.8%	55.5%	-0.6%	54.9%
(Some amounts may not reconcile due to rounding.)

The International segment’s incurred losses and LAE increased 11.6%, or $22.1 million, for the six months ended June 30, 2006 as compared to the same period in 2005, mainly reflecting 7.2 points of increased unfavorable prior year reserve adjustments principally due to attritional losses. The segment’s loss ratio deteriorated by 4.9 points over the comparable 2005 period, primarily reflective of less favorable prior year attritional reserve adjustments in Canada and Asia, partially offset by an improved current year attritional loss ratio from price increases in the property classes as well as lower catastrophe losses.

The following table shows the Bermuda segment components of incurred loss and LAE for the six months ended as indicated:

	June 30, 2006			June 30, 2005
(Dollars in millions)	Current Year	Prior Years	Total Incurred	Current Year	Prior Years	Total Incurred
Bermuda
Attritional	$266.9	$(24.4)	$242.5	$213.2	$(5.7)	$207.6
Catastrophes	-	1.6	1.6	11.0	5.7	16.7
A&E	-	13.9	13.9	-	18.7	18.7

Total segment	$266.9	$(8.9)	$258.0	$224.2	$18.8	$243.0

Loss Ratio	61.0%	-2.0%	59.0%	59.9%	5.0%	64.9%
(Some amounts may not reconcile due to rounding.)

The Bermuda segment’s incurred losses and LAE increased 6.2%, or $15.0 million, for the six months ended June 30, 2006 as compared to the same period in 2005, mainly reflecting increased earned premiums and a mix of business shift toward more casualty business. The segment’s loss ratio improved by 5.9 points over the comparable 2005 period reflective of an improved prior year attritional loss ratio due to a mix of business shift toward more casualty business as well as decreased A&E and catastrophe losses.

Underwriting Expenses. The Company’s expense ratio, which is calculated by dividing underwriting expenses by net premiums earned, was 26.4% for the six months ended June 30, 2006 compared to 26.7% for the six months ended June 30, 2005.

The following table shows the expense ratios for each of the Company’s operating segments for the six months ended June 30, 2006 and 2005.

Segment Expense Ratios
Segment	2006	2005
U.S. Reinsurance	27.4%	27.1%
U.S. Insurance	21.1%	22.0%
Specialty Underwriting	30.8%	28.0%
International	26.2%	25.9%
Bermuda	25.7%	29.2%

Segment underwriting expenses decreased by 10.6% to $494.0 million for the six months ended June 30, 2006 from $552.3 million for the six months ended June 30, 2005. Commission, brokerage, taxes and fees decreased by $55.0 million, principally reflecting decreases in premium volume and changes in the mix and distribution channel of business. Segment other underwriting expenses decreased by $3.3 million. Contributing to the segment underwriting expense decreases were a 30.3% ($15.8 million) decrease in the Specialty Underwriting operation, a 17.6% ($16.5 million) decrease in the U.S. Insurance operation and a 15.7% ($32.5 million) decrease in the U.S. Reinsurance operation, partially offset by a 3.4% ($3.1 million) increase in the International operation and a 3.1% ($3.4 million) increase in the Bermuda operation. The changes for each operation’s expenses principally resulted from changes in commission expenses related to changes in premium volume and business mix by class and type and, in some cases, changes in the use of specific reinsurance.

The Company’s combined ratio, which is the sum of the loss and expense ratios, decreased by 0.2 points to 91.3% for the six months ended June 30, 2006 compared to 91.5% for the six months ended June 30, 2005, with the decrease resulting from decreased attritional losses, partially offset by increased catastrophe loss development as well as decreased expenses due to the change in business mix.

The following table shows the combined ratios for each of the Company’s operating segments for the six months ended June 30, 2006 and 2005. The combined ratios for all operations were impacted by the loss and expense ratio variability noted above.

Segment Combined Ratios
Segment	2006	2005
U.S. Reinsurance	96.9%	94.2%
U.S. Insurance	88.6%	91.0%
Specialty Underwriting	99.9%	91.6%
International	86.0%	80.8%
Bermuda	84.7%	94.1%

Investment Results. Net investment income increased 10.4% to $298.4 million for the six months ended June 30, 2006 from $270.3 million for the six months ended June 30, 2005, primarily reflecting the growth in invested assets to $13.2 billion at June 30, 2006 from $12.0 billion at June 30, 2005.

The following table shows the components of net investment income for the six months ended as indicated:

(Dollars in thousands)	2006	2005
Fixed maturities	$255,668	$254,477
Equity securities	6,181	4,590
Short-term investments	24,928	6,213
Other income	22,210	20,371

Total gross investment income	308,987	285,651
Interest credited and other expense	(10,628)	(15,317)

Total net investment income	$298,359	$270,334

The following table shows a comparison of various investment yields for the periods indicated:

	2006	2005
Imbedded pre-tax yield of cash and invested assets at
June 30 and December 31	4.5%	4.5%
Imbedded after-tax yield of cash and invested assets at
June 30 and December 31	3.9%	3.9%
Annualized pre-tax yield on average cash and invested
assets for the six months ended June 30	4.6%	4.8%
Annualized after-tax yield on average cash and invested
assets for the six months ended June 30	4.0%	4.1%

Net realized capital gains of $16.1 million for the six months ended June 30, 2006 reflected realized capital gains on the Company’s investments of $21.3 million, resulting principally from gains on the sale of fixed maturities of $9.8 million and equities of $11.5 million, partially offset by $5.2 million of realized capital losses. Net realized capital gains of $29.8 million for the six months ended June 30, 2005 reflected $42.1 million of realized capital gains on the Company’s investments, partially offset by $12.3 million of realized capital losses, which included $7.0 million related to write-downs in the value of interest only strips deemed to be impaired on an other than temporary basis in accordance with EITF 99-20.

The Company has outstanding seven specialized equity put options in its product portfolio. These products meet the definition of a derivative under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). The Company recognized net derivative income of $5.2 million for the six months ended June 30, 2006 as compared to net derivative expense of $8.0 million for the six months ended June 30, 2005, reflecting changes in the fair value of the specialized equity put options.

Corporate, Non-allocated Expenses. Corporate underwriting expenses not allocated to segments were $12.6 million for the six months ended June 30, 2006, which were comparable with the $8.3 million for the six months ended June 30, 2005.

Interest, fees and bond issue cost amortization expense for the six months ended June 30, 2006 and 2005 were $35.0 million and $39.4 million, respectively. Interest, fees and bond issue cost amortization expense for the six months ended June 30, 2006 included $15.6 million related to the senior notes, $18.7 million related to the junior subordinated debt securities, $0.5 million related to the bond issue cost amortization and $0.2 million related to the credit line under the Company’s revolving credit facilities. Interest, fees and bond issue cost amortization expense for the six months ended June 30, 2005 included $19.9 million related to the senior notes, $18.7 million related to the junior subordinated debt securities, $0.6 million to the bond issue cost amortization and $0.2 million related to the credit line under the Company’s revolving credit facilities. Interest expense on senior notes decreased due to the retirement on March 15, 2005 of the 8.5% senior notes issued on March 14, 2000.

Other expense for the six months ended June 30, 2006 and 2005 was $4.3 million and $2.9 million, respectively. The change in other expense for the six months ended June 30, 2006 was primarily due to variability in the impact of foreign currency exchange losses.

Income Taxes. The Company’s income tax expense is primarily a function of the statutory tax rates and corresponding net income in the jurisdictions where the Company operates, coupled with the impact from tax preferenced investment income. Variations generally reflect changes in the relative levels of pre-tax income between jurisdictions with different tax rates. The Company recognized income tax expense of $57.5 million for the six months ended June 30, 2006 compared to $67.4 million for the six months ended June 30, 2005. The decrease was primarily attributable to higher income in jurisdictions with lower effective tax rates.

Net Income. Net income was $388.8 million for the six months ended June 30, 2006 compared to $361.3 million for the six months ended June 30, 2005.

FINANCIAL CONDITION

Cash and Invested Assets. Aggregate invested assets, including cash and short-term investments, were $13,187.6 million at June 30, 2006 and $12,970.8 million at December 31, 2005. This increase in cash and invested assets resulted primarily from $313.3 million in cash flows from operations, $106.5 million of foreign translation and $16.1 million of realized capital gains, partially offset by a decrease of $228.1 million in net pre-tax unrealized appreciation of the Company’s investments comprised of a $269.2 million reduction in pre-tax unrealized appreciation on the fixed maturities portfolio; reflecting the impact of increases in interest rates, partially offset by a $41.1 million increase in pre-tax unrealized appreciation on the equity portfolio. Gross pre-tax unrealized appreciation and depreciation across the Company’s investment portfolio were $371.4 million and

$259.5 million, respectively, at June 30, 2006 compared to $443.1 million and $103.0 million, respectively, at December 31, 2005.

The Company’s current investment strategy generally seeks to maximize after-tax income through a high quality, diversified, taxable and tax-preferenced fixed maturity portfolio, while maintaining an adequate level of liquidity. The Company’s mix of taxable and tax-preferenced investments is adjusted continuously, consistent with the Company’s current and projected operating results, market conditions and the Company’s tax position. The fixed maturities in the investment portfolio are comprised of available for sale securities. The Company continues to reweight its overall portfolio to modestly increase the emphasis on total return. In this context, the Company has invested in equity securities, principally public equity index securities, which it believes will enhance the risk-adjusted total return of the investment portfolio. Equity investments accounted for 32.3% of the Company’s shareholders’ equity at June 30, 2006 as compared to 26.4% at December 31, 2005.

The tables below summarize the composition and characteristics of the Company’s investment portfolio for the periods indicated:

(Dollars in thousands)	As of June 30, 2006		As of December 31, 2005
Fixed maturities	$10,177.1	77.2%	$10,042.1	77.4%
Equity securities	1,415.7	10.7%	1,090.8	8.4%
Short-term investments	1,097.1	8.3%	1,443.8	11.1%
Other invested assets	322.3	2.4%	286.8	2.2%
Cash	175.4	1.3%	107.3	0.8%

Total investments and cash	$13,187.6	100.0%	$12,970.8	100.0%

	As of June 30, 2006		As of December 31, 2005
Fixed income portfolio duration	4.5 y	ears	4.3 y	ears
Fixed income composite credit quality	Aa	1	Aa	1
Imbedded end of period yield, pre-tax	4.5%		4.5%
Imbedded end of period yield, after-tax	3.9%		3.9%

The decrease in short-term investments was due principally to a reallocation to fixed maturities and equities.

The Company, because of its historical income orientation, has generally considered total return, the combination of income yield and capital appreciation/depreciation, to be relatively less important as a measure of performance than its overall income yield. However, with changes the Company perceives in overall investment market conditions, the Company continues to reweight its view of total return and added $283.9 million of equity securities into the overall investment portfolio in 2006. The following table provides a comparison of the Company’s total return by asset class to broadly accepted industry benchmarks for the periods indicated:

	Six Months Ended June 30, 2006	Twelve Months Ended December 31, 2005
Company's fixed income portfolio total return	0.2%	3.2%
Lehman bond aggregate	-0.7%	2.4%
Company's common equity portfolio total return	5.0%	13.8%
S & P 500	2.7%	4.9%
Company's other invested asset portfolio total return	8.4%	7.2%

Reinsurance Receivables. Reinsurance receivables for both paid and unpaid losses were $963.9 million at June 30, 2006, an 8.1% decrease from the $1,048.7 million at December 31, 2005. At June 30, 2006, $158.1 million, or 16.4%, was receivable from subsidiaries of London Reinsurance Group (“London Life”). These receivables are collateralized by a combination of letters of credit and funds held arrangements under which the Company has retained the premium payments due the retrocessionaire, recognized liabilities for such amounts and reduced such liabilities as payments are due from the retrocessionaire. In addition, $181.5 million, or 18.8%, was receivable from Transatlantic Reinsurance Company (“Transatlantic”), $142.3 million, or 14.8%, was receivable from LM Property and Casualty Insurance Company (“LM”), whose obligations are guaranteed by The Prudential Insurance Company of America (“The Prudential”), and $100.0 million, or 10.4%, was receivable from Continental Insurance Company (“Continental”), which is partially collateralized by funds held arrangements. No other retrocessionaire accounted for more than 5% of the Company’s receivables.

Loss and LAE Reserves. Gross loss and LAE reserves totaled $9,041.7 million at June 30, 2006 and $9,126.7 million at December 31, 2005. The decrease during the six months ended June 30, 2006 is primarily attributable to the payout of catastrophe losses and the Company’s lower earned premiums. Net prior period reserve adjustments, including additional catastrophe loss reserves and normal variability in claim settlements also impacted the period over period change.

The following tables summarize gross outstanding loss and LAE reserves by segment except for the Company wide aggregation of A&E reserves; segregated into case reserves and incurred but not reported loss (“IBNR”) reserves, which are all managed on a combined basis, for the periods indicated.

Gross Reserves By Segment
	As of June 30, 2006
(Dollars in thousands)	Case Reserves	IBNR Reserves	Total Reserves	% of Total
U.S. Reinsurance	$1,821,489	$2,084,554	$3,906,043	43.2%
U.S. Insurance	581,992	966,114	1,548,106	17.1%
Specialty Underwriting	351,733	140,067	491,800	5.4%
International	580,786	397,852	978,638	10.8%
Bermuda	809,923	687,315	1,497,238	16.6%

Total excluding A&E	4,145,923	4,275,902	8,421,825	93.1%
A&E	516,451	103,427	619,878	6.9%

Total including A&E	$4,662,374	$4,379,329	$9,041,703	100.0%

	As of December 31, 2005
(Dollars in thousands)	Case Reserves	IBNR Reserves	Total Reserves	% of Total
U.S. Reinsurance	$1,654,597	$2,423,192	$4,077,789	44.7%
U.S. Insurance	583,729	948,288	1,532,017	16.8%
Specialty Underwriting	273,369	184,719	458,088	5.0%
International	577,276	434,541	1,011,817	11.1%
Bermuda	618,066	779,465	1,397,531	15.3%

Total excluding A&E	3,707,037	4,770,205	8,477,242	92.9%
A&E	526,210	123,250	649,460	7.1%

Total including A&E	$4,233,247	$4,893,455	$9,126,702	100.0%

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

With respect to Mt. McKinley, where the Company has a direct relationship with policyholders, the Company’s aggressive litigation posture and the uncertainties inherent in the asbestos coverage and bankruptcy litigation have provided an opportunity to actively engage in settlement negotiations with a number of those policyholders who have potentially significant asbestos liabilities. Those discussions are oriented towards achieving reasonable negotiated settlements that limit Mt. McKinley’s liability to a given policyholder to a sum certain. In 2004 and 2005 and thusfar in 2006, the Company concluded such settlements or reached agreement in principle with 14 of its high profile policyholders. The Company has currently identified 8 policyholders based on their past claim activity and/or potential future liabilities as “High Profile Policyholders” and its settlement efforts are generally directed at such policyholders, in part because their exposures have developed to the point where both the policyholder and the Company have sufficient information to be motivated to settle. The Company believes that this active approach will ultimately result in a more cost-effective liquidation of Mt. McKinley’s liabilities than a passive approach, although it may also introduce additional variability in Mt. McKinley’s losses and cash flows as reserves are adjusted to reflect the development of negotiations and, ultimately, potentially accelerated settlements.

There is less potential for similar settlements with respect to the Company’s reinsurance asbestos claims. Ceding companies, with their direct obligation to insureds and overall responsibility for claim settlements, are not consistently aggressive in developing claim settlement information and conveying this information to reinsurers, which can introduce significant and perhaps inappropriate delays in the reporting of asbestos claims/exposures to reinsurers. These delays not only extend the timing of reinsurance claim settlements, but also restrict the information available to estimate the reinsurers’ ultimate exposure. At June 30, 2006 the Company had gross asbestos loss reserves of $542.5 million, of which $303.9 million was for assumed business and $238.6 million was for direct business.

The following table summarizes incurred losses with respect to A&E on both a gross and net of retrocessional basis for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2006	2005	2006	2005
Gross basis:
Beginning of period reserves	$639,635	$724,825	$649,460	$728,325
Incurred losses	6,400	-	16,400	18,000
Paid losses	(26,156)	(23,069)	(45,981)	(44,569)

End of period reserves	$619,879	$701,756	$619,879	$701,756

Net basis:
Beginning of period reserves	$461,235	$504,591	$450,350	$506,675
Incurred losses	6,400	6,603	15.125	24,603
Paid losses	(27,620)	(20,990)	(25,460)	(41,074)

End of period reserves	$440,015	$490,204	$440,015	$490,204

At June 30, 2006, the gross reserves for A&E losses were comprised of $137.8 million representing case reserves reported by ceding companies, $157.3 million representing additional case reserves established by the Company on assumed reinsurance claims, $221.4 million representing case reserves established by the Company on direct excess insurance claims, including Mt. McKinley, and $103.4 million representing IBNR reserves.

The gross incurred losses for A&E exposures increased by $6.4 million and $0.0 million for the three months ended June 30, 2006 and 2005, respectively, and $16.4 million and $18.0 million for the six months ended June 30, 2006 and 2005, respectively. These increases are the result of re-evaluations by management reflecting additional information received from insureds and ceding companies, ongoing litigation, additional claims received and settlement activity. Management closely monitors this additional information and adjusts reserves accordingly. The net incurred losses primarily reflect the impact of the reinsurance agreement between Mt. McKinley.

Industry analysts have developed a measurement, known as the survival ratio, to compare the A&E reserves among companies with such liabilities. The survival ratio is typically calculated by dividing a company’s current net reserves by the three year average of paid losses, and therefore measures the number of years that it would take to exhaust the current reserves based on historical payment patterns. Using this measurement, the Company’s net three year A&E survival ratio was 3.7 years at June 30, 2006. Adjusting for the effect of the reinsurance ceded under the reinsurance agreement with LM, this ratio rises to the equivalent of 4.9 years at June 30, 2006. The cession of $142.3 million to the stop loss reinsurance provided by LM in connection with the acquisition of Mt. McKinley results in unpaid proceeds that are not reflected in past net payments and effectively extend the funding available for future net payments.

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

The Company’s net three year survival ratio on its asbestos exposures was 3.3 years for the period ended June 30, 2006. This three year survival ratio, when adjusted for the effect of the reinsurance ceded under the stop loss cover from LM, was 4.6 years and, when adjusted for settlements in place and structured settlements, which are either fully funded by reserves or subject to financial terms that substantially limit the potential variability in the liability, and the stop loss protection from LM, was 10.6 years.

Shareholders’ Equity. The Company’s shareholders’ equity increased to $4,379.1 million as of June 30, 2006 from $4,139.7 million as of December 31, 2005, principally reflecting $388.8 million of net income for the six months ended June 30, 2006, $29.4 million increase due to net currency translation and $24.8 million in net share compensation activity, partially offset by a decrease of $188.0 million in net unrealized appreciation on investments and $15.6 million of shareholder dividends.

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

From time to time, the Company has used open market share repurchases to effectively adjust its capital position. It made no such purchases for the six months ended June 30, 2006 or in 2005. At June 30, 2006, 5 million shares remained under the existing repurchase authorization.

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

Liquidity.     The Company’s current investment strategy generally seeks to maximize after-tax income through a high quality, diversified, taxable bond and tax-preferenced fixed maturity portfolio, while maintaining an adequate level of liquidity. The Company’s mix of taxable and tax-preferenced investments is adjusted continuously, consistent with the Company’s current and projected operating results, market conditions and tax position. With changes the Company perceives in overall investment market conditions, the Company continues to reweight its view of total return and added $283.9 million for the six months ended June 30, 2006 and $350.4 million in 2005 of equity securities in the overall portfolio.

The Company’s liquidity requirements are generally met from positive cash flow from operations. Positive cash flow results from reinsurance and insurance premiums being collected prior to disbursements for claims, which disbursements generally take place over an extended period after the collection of premiums, sometimes a period of many years. Collected premiums are generally invested, prior to their use in such disbursements, and investment income provides additional funding for loss payments. The Company’s net cash flows from operating activities were $313.3 million and $618.5 million for the six months ended June 30, 2006 and 2005, respectively. Additionally, these cash flows reflected a net tax refund of $25.1 million and a net tax payment of $107.5 million for the six months ended June 30, 2006 and 2005, respectively; net catastrophe loss payments of $506.0 million and $157.8 million for the six months ended June 30, 2006 and 2005, respectively; and asbestos loss payments of $25.5 million and $41.1 million for the six months ended June 30, 2006 and 2005, respectively.

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

As the exact timing of the payment of claims and benefits cannot be predicted with certainty, the Company maintains portfolios of long-term invested assets with varying maturities, along with short-term investments that are intended to provide adequate cash for payment of claims. At June 30, 2006 and December 31, 2005 the Company held cash and short-term investments of $1,272.5 million and $1,551.0 million, respectively. In addition to these cash and short-term investments at June 30, 2006, the Company had $525.2 million, at fair value, of available for sale fixed maturity securities maturing within one year or less, $2,369.6 million maturing within one to five years and $7,282.3 million maturing after five years. These fixed maturity and equity securities, in conjunction with the short-term investments and positive cash flow from operations, provide adequate sources of liquidity for the expected payment of losses in the near future. The Company does not anticipate selling securities or using available credit facilities to pay losses and LAE but has the ability to do so. Sales may result in realized capital gains or losses and the Company notes that at June 30, 2006 it had $26.6 million of net unrealized appreciation, net of $85.3 million of taxes, comprised of $371.4 million of pre-tax appreciation and $259.5 million of pre-tax depreciation.

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

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth amount. Minimum net worth is an amount equal to the sum of (i) $2,898 million (base amount) plus (ii) (A) 25% of consolidated net income for each of Group’s fiscal quarters and (B) 50% of any increase in consolidated net worth attributable to the issuance of ordinary and preferred shares. The base amount is reset at the end of each fiscal year to be the greater of 70% of Group’s consolidated net worth as of the last day of the fiscal year and the calculated minimum amount of net worth prior to the last day of the fiscal year. As of June 30, 2006, the Company was in compliance with these covenants.

For the six months ended June 30, 2006 and 2005, there were no outstanding borrowings under tranche one of the Group Credit Facility. At June 30, 2006, there was $121.8 million used of the $500 million available for tranche two of standby letters of credit. In addition, the Company had $262.7 million in letters of credit outstanding at June 30, 2006 under a $350 million bilateral agreement with Citibank. All of these letters of credit are collateralized by the Company’s cash and investments. These letters of credit are generally used to collateralize reinsurance assumed by Bermuda Re from jurisdictions where collateralization is generally required for the ceding company to receive credit for such reinsurance recoverables from its principal regulator. Bermuda Re and Everest International also used trust arrangements to provide collateralization to ceding companies, including affiliates. The Company generally avoids providing collateral except where required for ceding companies to receive credit from their regulators. Additionally, at June 30, 2006, $144.2 million of assets were deposited in trust accounts, primarily on behalf of Bermuda Re, as security for assumed losses payable to certain non-affiliated ceding companies.

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

The Holdings Credit Facility requires Holdings to maintain a debt to capital ratio of not greater than 0.35 to 1, Holdings to maintain a minimum interest coverage ratio of 2.5 to 1 and Everest Re to maintain its statutory surplus at $1.0 billion plus 25% of future aggregate net income and 25% of future aggregate capital contributions after December 31, 2002. As of June 30, 2006, Holdings was in compliance with these covenants.

For the six months ended June 30, 2006 and 2005, there were no outstanding borrowings under the Holdings Credit Facility.

Interest expense and fees incurred in connection with the Group Credit Facility and the Holdings Credit Facility were $0.1 million for the three months ended June 30, 2006 and 2005 and $0.2 million for the six months ended June 30, 2006 and 2005.

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

The Company’s $13.2 billion investment portfolio at June 30, 2006 is principally comprised of fixed maturity securities, which are subject to interest rate risk and foreign currency rate risk, and equity securities, which are subject to equity price risk. The impact of the foreign exchange risks on the investment portfolio is generally mitigated by changes in the value of operating assets and liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity portfolio, including short-term investments, due to change in market interest rates. In a declining interest rate environment, it includes prepayment risk on the $1,649.6 million of mortgage-backed securities in the $10,177.1 million fixed maturity portfolio. Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The table below displays the potential impact of market value fluctuations and after-tax unrealized appreciation on the Company’s fixed maturity portfolio (including $1,097.1 million of short-term investments) as of June 30, 2006 based on parallel and immediate 200 basis point shifts in interest rates up and down in 100 basis point increments. For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually. To generate appropriate price estimates on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account. For legal entities with a non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios. All amounts are in U.S. dollars and are presented in millions.

As of June 30, 2006 Interest Rate Shift in Basis Points
	-200	-100	0	100	200
Total Market Value	$12,335.7	$11,812.7	$11,274.2	$10,702.5	$10,133.3
Market Value Change from Base (%)	9.4%	4.8%	0.0%	-5.1%	-10.1%
Change in Unrealized Appreciation
After-tax from Base ($)	$797.6	$404.0	$-	$(424.9)	$(846.7)

The Company had $9,041.7 million and $9,126.7 million of reserves for losses and LAE as of June 30, 2006 and December 31, 2005, respectively. These amounts are recorded at their nominal or estimated ultimate payment amount, as opposed to fair value, which would reflect a discount adjustment to reflect the time value of money. Since losses are paid out over a period of time, the fair value of the reserves is less than the nominal value. As interest rates rise, the fair value of the reserves decreases and, conversely, if interest rates decline, the fair value will increase. These movements are the opposite of the interest rate impacts on the fair value of investments since reserves are future obligations. While the difference between fair value and nominal value is not reflected in the Company’s financial statements, the Company’s financial results will include investment income over time from the investment portfolio until the claims are paid. The Company’s loss and loss reserve obligations have an expected duration of approximately 3.8 years, which is reasonably consistent with the duration of the Company’s fixed maturities portfolio. If the Company were to discount its loss and LAE reserves, net of $0.9 billion of reinsurance receivables on unpaid losses, the discount would be approximately $1.5 billion, resulting in a discounted reserve balance of approximately $6.6 billion, representing approximately 59% of the fixed maturities market value. The existence of such obligations, and the variable differential between ultimate and fair value, which in theory applies equally to invested assets and insurance liabilities, provides substantial mitigation of the economic effects of interest rate variability even though such mitigation is not reflected in the Company’s financial statements.

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

As of June 30, 2006 Change in Equity Values in Percent
	-20%	-10%	0%	10%	20%
Market Value of the Equity Portfolio	$1,132.5	$1,274.1	$1,415.7	$1,557.3	$1,698.8
After-tax Change in Unrealized
Appreciation	$(195.0)	$(97.5)	$-	$97.5	$195.0

Foreign currency rate risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates. Each of the Company’s non-U.S./Bermuda (“foreign”) operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines. Generally, the Company prefers to maintain the capital of its operations in U.S. dollar assets, although this varies by regulatory jurisdiction in accordance with market needs. Each foreign operation may conduct business in its local currency, as well as the currency of other countries in which it operates. The primary foreign currency exposures for these foreign operations are the Canadian Dollar, the British Pound Sterling and the Euro. The Company mitigates foreign exchange exposure by a general matching of the currency and duration of its assets to its corresponding operating liabilities. In accordance with Financial Accounting Standards Board Statement No. 52, the Company translates the assets, liabilities and income of non-U.S. dollar functional currency legal entities to the U.S. dollar. This translation amount is reported as a component of other comprehensive income. As of June 30, 2006, there has been no material change in exposure to foreign exchange rates as compared to December 31, 2005.

Although not considered material in the context of the Company’s aggregate exposure to market sensitive instruments, the Company has issued six specialized equity put options based on the S&P 500 index and one specialized equity put option based on the FTSE 100 index, that are market sensitive and sufficiently unique to warrant supplemental disclosure.

The Company has sold six specialized equity put options based on the S&P 500 index for total consideration, net of commissions, of $22.5 million. These contracts each have a single exercise date, with original maturities ranging from 12 to 30 years and strike prices ranging from $1,141.21 to $1,540.63. No amounts will be payable under these contracts if the S&P 500 index is at or above the strike price on the exercise dates, which currently fall between June 2017 and March 2031. If the S&P 500 index is lower than the strike price on the applicable exercise date, the amount due will vary proportionately with the percentage by which the index is below the strike price. Based on historical index volatilities and trends and the June 30, 2006 index value, the Company estimates the probability for each contract of the S&P 500 index being below the strike price on the exercise date to be less than 6.5%. The theoretical maximum payouts under the contracts would occur if on each of the exercise dates the S&P 500 index value were zero. The present value of these theoretical maximum payouts using a 6% discount factor is $207.1 million.

The company has sold one specialized equity put option based on the FTSE 100 index for total consideration, net of commissions, of $6.7 million. This contract has an exercise date of July 2020 and a strike price of £5,989.75. No amount will be payable under this contract if the FTSE 100 index is at or above the strike price on the exercise date. If the FTSE 100 index is lower than the strike price on the applicable exercise date, the amount due will vary proportionately with the percentage by which the index is below the strike price. Based on historical index volatilities and trends and the June 30, 2006 index value, the Company estimates the probability for this FTSE 100 index contract being below the strike price on the exercise date to be less than 9.5%. The theoretical maximum payout under the contract would occur if on the exercise date the FTSE 100 index value was zero. The present value of the theoretical maximum payout using a 6.0% discount factor is $26.8 million.

As these specialized equity put options are derivatives within the framework of FAS 133, the Company reports the fair value of these instruments in its balance sheet and records any changes to fair value in its consolidated statements of operations and comprehensive income. The Company has recorded fair values for its obligations on these specialized equity put options at June 30, 2006 and December 31, 2005 of $31.6 million and $36.3 million, respectively; however, the Company does not believe that the ultimate settlement of these transactions is likely to require a payment that would exceed the initial consideration received or any payment at all.

As there is no active market for these instruments, the determination of their fair value is based on an industry accepted option pricing model, which requires estimates and assumptions, including those regarding volatility and expected rates of return.

The table below estimates the impact of potential movements in interest rates and the Equity Indices, which are the principal factors affecting fair value of these instruments, looking forward from the fair value at June 30, 2006. These are estimates and there can be no assurance regarding future market performance. The asymmetrical results of the interest rate and S&P 500 and FTSE 100 indices shifts reflect that the liability cannot fall below zero whereas it can increase to its theoretical maximum.

As of June 30, 2006 S & P 500 Index Put Options Obligation – Sensitivity Analysis (Dollars in millions)
Interest Rate Shift in Basis Points:	-100	-50	0	50	100
Total Market Value	$45.2	$37.8	$31.6	$26.3	$21.8
Market Value Change from Base (%)	-43.1%	-19.8%	0.0%	16.7%	30.8%

S & P Index Shift in Points:	-200	-100	0	100	200
Total Market Value	$39.3	$35.1	$31.6	$28.5	$25.9
Market Value Change from Base (%)	-24.5%	-11.3%	0.0%	9.6%	18.0%

Combined Interest Rate / S & P Index Shift:	-100/-200	-50/-100	0/0	50/100	100/200
Total Market Value	$55.2	$41.9	$31.6	$23.6	$17.6
Market Value Change from Base (%)	-75.1%	-32.7%	0.0%	25.0%	44.1%

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

None.

PART II – Item 3. Defaults Upon Senior Securities

None.

Part II – Item 4. Submission of Matters to a Vote of Security Holders

    (a)       The Annual General Meeting of Shareholders of Everest Re Group, Ltd. was held on May 23, 2006.

    (b)       All director nominees were elected.

    (c)       Each matter voted upon at the meeting and the votes cast with respect to each such matter are as follows:

	Votes Cast

	50,343,445
	For	Against or Withheld	Abstain	Broker Non-votes

Approval of the appointment
of an independent registered
public accounting firm for the
2006 audit	50,333,462	3,809	6,174	-
Approval of the amendment
to the 2002
Everest Re Group, Ltd,
Stock Option Plan	38,700,452	8,339,710	55,867	3,247,416
Election of directors for a term
expiring 2009:
Martin Abrahams	49,707,030	636,415	N/A	-
John R. Dunne	50,153,315	190,130	N/A	-
John A. Weber	50,151,400	192,045	N/A	-

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

Dated: August 9, 2006