Form 10-Q
period 2006-09-30
EVEREST RE GROUP LTD
filed 2006-11-09
CIK 1095073

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:	Commission file number:
September 30, 2006	1-15731

EVEREST RE GROUP, LTD.
(Exact name of registrant as specified in its charter)

Bermuda	98-0365432
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

YES X	NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer X	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Number of Shares Outstanding
Class	at November 1, 2006

Common Shares, $.01 par value	65,000,336

EVEREST RE GROUP, LTD. CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value per share)	September 30, 2006	December 31, 2005
	(unaudited)
ASSETS:
Fixed maturities - available for sale, at market value
(amortized cost: 2006, $10,126,101; 2005, $9,872,239)	$10,241,261	$10,042,134
Equity securities, at market value (cost: 2006, $1,210,787; 2005, $922,090)	1,460,325	1,090,825
Short-term investments	1,338,366	1,443,751
Other invested assets (cost: 2006, $386,646; 2005, $285,385)	388,356	286,812
Cash	209,762	107,275

Total investments and cash	13,638,070	12,970,797
Accrued investment income	136,068	133,213
Premiums receivable	1,125,934	1,188,866
Reinsurance receivables	852,485	1,048,749
Funds held by reinsureds	292,087	286,856
Deferred acquisition costs	382,807	352,745
Prepaid reinsurance premiums	63,012	84,798
Deferred tax asset	218,141	234,562
Current federal income taxes receivable	-	75,022
Other assets	132,152	98,932

TOTAL ASSETS	$16,840,756	$16,474,539

LIABILITIES:
Reserve for losses and loss adjustment expenses	$8,862,231	$9,126,702
Future policy benefit reserve	111,296	133,155
Unearned premium reserve	1,637,009	1,596,309
Funds held under reinsurance treaties	100,214	190,641
Losses in the course of payment	46,800	19,434
Contingent commissions	15,984	19,378
Other net payable to reinsurers	38,419	50,354
Current federal income taxes payable	16,120	-
8.75% Senior notes due 3/15/2010	199,531	199,446
5.4% Senior notes due 10/15/2014	249,643	249,617
Junior subordinated debt securities payable	546,393	546,393
Accrued interest on debt and borrowings	9,041	10,041
Other liabilities	184,219	193,375

Total liabilities	12,016,900	12,334,845

Commitments and Contingencies (Note 5)
SHAREHOLDERS' EQUITY:
Preferred shares, par value: $0.01; 50 million shares authorized;
no shares issued and outstanding	-	-
Common shares, par value: $0.01; 200 million shares authorized;
(2006) 65.0 million and (2005) 64.6 million issued	650	646
Additional paid-in capital	1,759,171	1,731,746
Accumulated other comprehensive income, net of deferred income taxes of
$157.2 million at 2006 and $134.9 million at 2005	266,779	221,146
Retained earnings	2,797,256	2,186,156

Total shareholders' equity	4,823,856	4,139,694

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$16,840,756	$16,474,539

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2006	2005	2006	2005
	(unaudited)		(unaudited)
REVENUES:
Premiums earned	$958,343	$959,409	$2,873,465	$3,057,824
Net investment income	147,470	117,532	445,829	387,866
Net realized capital gains	8,651	27,699	24,724	57,485
Net derivative (expense) income	(6,201)	5,019	(1,006)	(3,018)
Other income (expense)	5,626	(5,958)	1,294	(8,888)

Total revenues	1,113,889	1,103,701	3,344,306	3,491,269

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	546,670	1,319,706	1,789,250	2,678,575
Commission, brokerage, taxes and fees	215,971	204,664	659,876	703,571
Other underwriting expenses	34,118	32,561	96,777	94,264
Interest expense on senior notes	7,788	7,785	23,361	27,729
Interest expense on junior subordinated debt	9,362	9,362	28,086	28,086
Amortization of bond issue costs	235	235	704	784
Interest and fee expense on credit facilities	90	124	285	332

Total claims and expenses	814,234	1,574,437	2,598,339	3,533,341

INCOME (LOSS) BEFORE TAXES	299,655	(470,736)	745,967	(42,072)
Income tax expense (benefit)	53,977	(52,991)	111,490	14,398

NET INCOME (LOSS)	$245,678	$(417,745)	$634,477	$(56,470)

Other comprehensive income (loss), net of tax	204,250	(64,584)	45,633	(59,051)

COMPREHENSIVE INCOME (LOSS)	$449,928	$(482,329)	$680,110	$(115,521)

PER SHARE DATA:
Average shares outstanding (000's)	64,733	56,361	64,688	56,257
Net income (loss) per common share - basic	$3.80	$(7.41)	$9.81	$(1.00)

Average diluted shares outstanding (000's)	65,375	56,361	65,325	56,257
Net income (loss) per common share - diluted	$3.76	$(7.41)	$9.71	$(1.00)

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except share amounts)	2006	2005	2006	2005
	(unaudited)		(unaudited)
COMMON SHARES (shares outstanding):
Balance, beginning of period	64,948,041	56,400,339	64,643,338	56,177,902
Issued during the period, net	11,415	239,489	316,118	461,926

Balance, end of period	64,959,456	56,639,828	64,959,456	56,639,828

COMMON SHARES (par value):
Balance, beginning of period	$649	$569	$646	$566
Issued during the period, net	1	2	4	5

Balance, end of period	650	571	650	571

ADDITIONAL PAID IN CAPITAL:
Balance, beginning of period	1,756,511	990,523	1,731,746	975,917
Share-based compensation plans	2,622	7,691	27,305	22,207
Other	38	44	120	134

Balance, end of period	1,759,171	998,258	1,759,171	998,258

ACCUMULATED OTHER COMPREHENSIVE INCOME,
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	62,529	334,270	221,146	328,737
Net increase (decrease) during the period	204,250	(64,584)	45,633	(59,051)

Balance, end of period	266,779	269,686	266,779	269,686

RETAINED EARNINGS:
Balance, beginning of period	2,559,376	2,779,123	2,186,156	2,430,248
Net income (loss)	245,678	(417,745)	634,477	(56,470)
Dividends declared ($0.12 and $0.36 per share in 2006,
and $0.11 and $0.33 per share in 2005)	(7,798)	(6,216)	(23,377)	(18,616)

Balance, end of period	2,797,256	2,355,162	2,797,256	2,355,162

TREASURY SHARES AT COST:
Balance, beginning of period	-	(22,950)	-	(22,950)

Balance, end of period	-	(22,950)	-	(22,950)

TOTAL SHAREHOLDERS' EQUITY, END OF PERIOD	$4,823,856	$3,600,727	$4,823,856	$3,600,727

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD. CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2006	2005	2006	2005
	(unaudited)		(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$245,678	$(417,745)	$634,477	$(56,470)
Adjustments to reconcile net income to net cash provided by
operating activities:
Decrease in premiums receivable	6,005	9,848	75,067	16,391
Increase in funds held by reinsureds, net	(37,722)	(58,709)	(80,331)	(151,832)
Decrease (increase) in reinsurance receivables	113,109	(6,195)	216,310	110,999
Increase in deferred tax asset	(851)	(30,082)	(5,836)	(39,264)
(Decrease) increase in reserve for losses and loss adjustment expenses	(195,795)	848,575	(373,306)	1,125,918
Decrease in future policy benefit reserve	(5,507)	(4,505)	(21,859)	(14,279)
Increase in unearned premiums	53,403	89,995	29,022	71,492
Decrease (increase) in other assets and liabilities, net	2,017	(36,524)	16,493	(34,484)
Non-cash compensation expense	3,205	1,896	9,555	5,013
Amortization of bond premium	6,015	8,261	19,230	19,538
Amortization of underwriting discount on senior notes	38	36	111	127
Realized capital gains	(8,651)	(27,699)	(24,724)	(57,485)

Net cash provided by operating activities	180,944	377,152	494,209	995,664

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale	258,708	163,592	617,797	492,281
Proceeds from fixed maturities sold - available for sale	2,215	144,353	154,590	1,316,352
Proceeds from equity securities sold	66,273	106,602	186,495	116,933
Proceeds from other invested assets sold	15,618	8,475	42,321	39,197
Cost of fixed maturities acquired - available for sale	(107,552)	(432,147)	(950,459)	(1,987,081)
Cost of equity securities acquired	(62,580)	(146,066)	(440,350)	(546,783)
Cost of other invested assets acquired	(74,076)	(28,938)	(133,028)	(118,116)
Net (purchases) sales of short-term securities	(237,254)	(60,210)	116,610	(54,016)
Net decrease in unsettled securities transactions	(8,726)	(100,843)	(9,926)	(29,911)

Net cash used in investing activities	(147,374)	(345,182)	(415,950)	(771,144)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares issued during the period	(545)	5,841	17,873	17,333
Dividends paid to shareholders	(7,799)	(6,216)	(23,378)	(18,616)
Repayment of senior notes	-	-	-	(250,000)

Net cash used in financing activities	(8,344)	(375)	(5,505)	(251,283)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	9,113	(8,965)	29,733	(22,588)

Net increase (decrease) in cash	34,339	22,630	102,487	(49,351)
Cash, beginning of period	175,423	112,949	107,275	184,930

Cash, end of period	$209,762	$135,579	$209,762	$135,579

SUPPLEMENTAL CASH FLOW INFORMATION
Cash transactions:
Income taxes paid, net	$37,718	$2,452	$12,632	$109,903
Interest paid	$18,103	$18,237	$52,621	$63,406
The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended September 30, 2006 and 2005

1. General

As used in this document, “Group” means Everest Re Group, Ltd.; “Holdings” means Everest Reinsurance Holdings, Inc.; “Everest Re” means Everest Reinsurance Company and its subsidiaries (unless the context otherwise requires); and the “Company” means Everest Re Group, Ltd. and its subsidiaries.

The unaudited consolidated financial statements of the Company for the three and nine months ended September 30, 2006 and 2005 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis. Certain financial information, which is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), has been omitted since it is not required for interim reporting purposes. The year end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results for the three and nine months ended September 30, 2006 and 2005 are not necessarily indicative of the results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2005, 2004 and 2003 included in the Company’s most recent Form 10-K filing.

2. New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement 123(R) “Share-Based Payment” (“FAS 123(R)”), which is effective for fiscal years beginning after June 15, 2005. The Company adopted FAS 123(R) effective January 1, 2006. FAS 123(R) requires all share-based compensation awards, granted, modified or settled after December 15, 1994 to be accounted for using the fair value method of accounting. Under the modified prospective application, compensation cost is recognized for the outstanding, non-vested awards based on the grant date fair value of those awards as calculated under Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“FAS 123”). As the Company implemented FAS 123 prospectively for grants issued on or after January 1, 2002, the adoption of FAS 123(R) resulted in $169,037 of compensation expense for the nine months ended September 30, 2006.

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

In July 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which is effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” (“FAS 109”). FIN 48 prescribes the recognition and measurement criteria for the financial statements for tax positions taken or expected to be taken in a tax return. Further, FIN 48 expands the required disclosures associated with uncertain tax positions. The Company will adopt FIN 48 on January 1, 2007. The Company is unable to determine the impact on its financial statements at this time, although it does not believe the impact will be material.

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Nine Months Ended September 30, 2006 and 2005

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“FAS 157”), which is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. FAS 157 defines fair value, establishes a framework for measuring fair value consistently in GAAP and expands disclosures about fair value measurements. The Company will adopt FAS 157 on January 1, 2008. The Company does not believe the impact on its financial statements will be material.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“FAS 158”), which is effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. FAS 158 requires an employer to (a) recognize in its financial statements an asset for a plan’s over funded status or a liability for a plan’s under funded status, (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur as other comprehensive income. The Company will adopt FAS 158 for the reporting period ended December 31, 2006. As of September 30, 2006, the impact on the Company’s financial statements at December 31, 2006 is estimated to be a $27.5 million pre-tax or $17.9 million after-tax reduction to other comprehensive income. This amount will differ based on the end of year weighted average discount rate used to determine the actuarial present value of projected benefit obligations and the expected long-term annualized rate of return on plan assets at December 31, 2006.

3. Capital Transactions

On December 1, 2005, the Company, under the new registration and offering revisions to the Securities Act of 1933, filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”), as a Well Known Seasoned Issuer. Generally, under this shelf registration statement, Group is authorized to issue common shares, preferred shares, debt securities, warrants and hybrid securities, Holdings is authorized to issue debt securities and Everest Re Capital Trust III (“Capital Trust III”) is authorized to issue trust preferred securities.

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
(continued)

For the Three and Nine Months Ended September 30, 2006 and 2005

subordinated debt securities issuance was used for capital contributions to Holdings’ operating subsidiaries.

•	On October 12, 2004, Holdings completed a public offering of $250.0 million principal amount of 5.40% senior notes due October 15, 2014. The net proceeds were used to retire existing debt at Holdings, which was due and retired on March 15, 2005.

•	On October 6, 2005, the Company expanded the size of the remaining shelf registration to $486.0 million by filing under Rule 462(b) of the Securities Act of 1933, as amended, and General Instruction IV of Form S-3 promulgated there under. On the same date, the Company entered into an agreement to issue 5,200,000 of its common shares at a price of $91.50 per share, which resulted in $475.8 million in proceeds received on October 12, 2005, before expenses of approximately $0.3 million. This transaction effectively exhausted the December 22, 2003 shelf registration.

4. Earnings Per Common Share

Net income (loss) per common share has been computed below, based upon weighted average common and diluted shares outstanding.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2006	2005	2006	2005
Net income (loss) (numerator)	$245,678	$(417,745)	$634,477	$(56,470)

Weighted average common and effect of
dilutive shares used in the computation
of net income (loss) per share:
Weighted average shares
outstanding - basic (denominator)	64,733	56,361	64,688	56,257
Effect of dilutive options	642	914	637	893

Weighted average shares
outstanding - diluted (denominator)	65,375	57,275	65,325	57,150

Weighted average common equivalent shares
when anti-dilutive	-	56,361	-	56,257

Net income (loss) per common share:
Basic	$3.80	$(7.41)	$9.81	$(1.00)
Diluted	$3.76	$(7.41)	$9.71	$(1.00)

Options to purchase 317,100 common shares at prices ranging from $95.05 to $99.98 were outstanding for the three and nine months ended September 30, 2006, respectively, but were not included in the computation of earnings per diluted share as the options’ exercise price was greater than the average market price of the common shares for the period. Options to purchase 308,000 common shares at a price of $95.485 were outstanding for the three months ended September 30, 2005 and options to purchase 318,000 common shares at prices ranging from $95.05 to $95.485 were outstanding for the nine months ended September 30, 2005, but were not included in the computation of earnings per diluted share as the options’ exercise price was greater

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Nine Months Ended September 30, 2006 and 2005

than the average market price of the common shares for the relevant periods. All outstanding options expire on or between September 26, 2007 and September 27, 2016.

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

In 1993 and prior, the Company had a business arrangement with The Prudential Insurance Company of America (“The Prudential”) wherein, for a fee, the Company accepted settled claim payment obligations of certain property and casualty insurers, and, concurrently, became the owner of the annuity or assignee of the annuity proceeds funded by the property and casualty insurers specifically to fulfill these fully settled obligations. In these circumstances, the Company would be liable if The Prudential, which has an A+ (Superior) financial strength rating from A.M. Best Company (“A.M. Best”), were unable to make the annuity payments. The estimated cost to replace all such annuities for which the Company was contingently liable at September 30, 2006 was $153.1 million.

Prior to its 1995 initial public offering, the Company purchased annuities from an unaffiliated life insurance company with an A+ (Superior) financial strength rating from A.M. Best to settle certain claim liabilities of the company. Should the life insurance company become unable to make the annuity payments, the Company would be liable for those claim liabilities. The estimated cost to replace such annuities at September 30, 2006 was $19.8 million.

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Nine Months Ended September 30, 2006 and 2005

6. Other Comprehensive Income (Loss)

The following table presents the components of other comprehensive income (loss) for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2006	2005	2006	2005
Net unrealized appreciation (depreciation)
of investments, net of deferred income taxes	$197,008	$(68,485)	$8,997	$(41,760)
Currency translation adjustments, net of
deferred income taxes	7,242	3,901	36,636	(15,138)
Additional minimum pension liability	-	-	-	(2,153)

Other comprehensive income (loss),
net of deferred income taxes	$204,250	$(64,584)	$45,633	$(59,051)

7. Letters of Credit

The Company has arrangements available for the issuance of letters of credit, which letters are generally collateralized by the Company’s cash and investments. The Company’s agreement with Citibank is a bilateral letter of credit agreement only, while the Company’s other facility, the Wachovia Syndicated Facility, involves a syndicate of lenders (see Note 11, tranche two of the Group Credit Facility), with Wachovia acting as administrative agent. At September 30, 2006 and December 31, 2005, letters of credit for $384.1 million and $350.6 million, respectively, were issued and outstanding, generally supporting reinsurance provided by the Company’s non-U.S. operations. The following table summarizes the Company’s letters of credit as of September 30, 2006. All dollar amounts are in thousands.

Bank		Commitment	In Use		Date of Expiry

Citibank		$350,000		$31,518 11,216 16,567 1,222 201,858	12/31/2006 08/31/2007 12/31/2007 12/31/2008 12/31/2009

Total Citibank Agreement		$350,000		$262,381

Wachovia Syndicated Facility	Tranche One Tranche Two	$250,000 500,000	$	- 750 45,664 68,426 6,916	- 11/03/2006 11/13/2006 12/31/2006 05/09/2007

Total Wachovia Syndicated Facility		$750,000		$121,756

Total letters of credit		$1,100,000		$384,137

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Nine Months Ended September 30, 2006 and 2005

8. Trust Agreements

Certain subsidiaries of the Company, principally Everest Reinsurance (Bermuda), Ltd. (“Bermuda Re”), a Bermuda insurance company and direct subsidiary of Group, have established trust agreements as security for assumed losses payable to certain non-affiliated ceding companies, which effectively use Company investments as collateral. At September 30, 2006, the total amount on deposit in trust accounts was $144.1 million.

9. Senior Notes

On October 12, 2004, Holdings completed a public offering of $250.0 million principal amount of 5.40% senior notes due October 15, 2014. On March 14, 2000, Holdings completed public offerings of $200.0 million principal amount of 8.75% senior notes due March 15, 2010 and $250.0 million principal amount of 8.50% senior notes due and retired March 15, 2005.

Interest expense incurred in connection with these senior notes was $7.8 million for the three months ended September 30, 2006 and 2005 and $23.4 million and $27.7 million for the nine months ended September 30, 2006 and 2005, respectively. Market value, which is based on quoted market price at September 30, 2006 and December 31, 2005, was $245.4 million and $250.9 million, respectively, for the 5.40% senior notes and $219.3 million and $226.2 million, respectively, for the 8.75% senior notes.

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

Fair value, which is primarily based on quoted market price of the related trust preferred securities at September 30, 2006 and December 31, 2005, was $295.1 million and $293.5 million, respectively, for the 6.20% junior subordinated debt securities and $222.7 million and $220.5 million, respectively, for the 7.85% junior subordinated debt securities.

Interest expense incurred in connection with these junior subordinated notes was $9.4 million for the three months ended September 30, 2006 and 2005 and $28.1 million for the nine months ended September 30, 2006 and 2005.

Capital Trust and Capital Trust II are wholly owned finance subsidiaries of Holdings.

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Nine Months Ended September 30, 2006 and 2005

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

There are certain regulatory and contractual restrictions on the ability of Holdings’ operating subsidiaries to transfer funds to Holdings in the form of cash dividends, loans or advances. The insurance laws of the State of Delaware, where Holdings’ direct insurance subsidiaries are domiciled, require regulatory approval before those subsidiaries can pay dividends or make loans or advances to Holdings that exceed certain statutory thresholds. In addition, the terms of Holdings Credit Facility (discussed in Note 11) require Everest Re, Holdings’ principal insurance subsidiary, to maintain a certain statutory surplus level as measured at the end of each fiscal year. At December 31, 2005, $2,112.0 million of the $2,724.9 million in net assets of Holdings’ consolidated subsidiaries were subject to the foregoing regulatory restrictions.

11. Credit Line

Effective December 8, 2004, Group, Bermuda Re, and Everest International Reinsurance, Ltd. (“Everest International”) entered into a three year, $750.0 million senior credit facility with a syndicate of lenders (the “Group Credit Facility”). Wachovia Bank is the administrative agent for the Group Credit Facility. The Group Credit Facility consists of two tranches. Tranche one provides up to $250.0 million of revolving credit for liquidity and general corporate purposes, and for the issuance of standby letters of credit. The interest on the revolving loans shall, at the option of each of the borrowers, be either (1) the Base Rate (as defined below) or (2) an adjusted London Interbank Offered Rate (“LIBOR”) plus a margin. The Base Rate is the higher of the rate of interest established by Wachovia Bank from time to time as its prime rate or the Federal Funds rate, in each case plus 0.5% per annum. The amount of margin and the fees payable for the Group Credit Facility depend on Group’s senior unsecured debt rating. Tranche two exclusively provides up to $500.0 million for the issuance of standby letters of credit on a collateralized basis.

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth amount. Minimum net worth is an amount equal to the sum of (i) $2,898.0 million (base amount) plus (ii) (A) 25% of consolidated net income for each of Group’s fiscal quarters and (B) 50% of any increase in consolidated net worth attributable to the issuance of ordinary and preferred shares. The base amount is reset at the end of each fiscal year to be the greater of 70% of Group’s consolidated net worth as of the last day of the fiscal year and the calculated minimum amount of net worth prior to the last day of the fiscal year. As of September 30, 2006, the Company was in compliance with these covenants.

For the three and nine months ended September 30, 2006 and 2005, there were no outstanding borrowings under tranche one of the Group Credit Facility. At September 30, 2006, there was $121.8 million used of the $500.0 million available for tranche two standby letters of credit.

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Nine Months Ended September 30, 2006 and 2005

Effective August 23, 2006, Holdings entered into a new five year, $150.0 million senior revolving credit facility with a syndicate of lenders, replacing the October 10, 2003 three year senior revolving credit facility, which expired on October 10, 2006. Both the August 23, 2006 and October 10, 2003 senior revolving credit agreements, which have similar terms, are referred to as the “Holdings Credit Facility”. Citibank N.A. is the administrative agent for the Holdings Credit Facility. The Holdings Credit Facility is used for liquidity and general corporate purposes. The Holdings Credit Facility provides for the borrowing of up to $150.0 million with interest at a rate selected by Holdings equal to either, (1) the Base Rate (as defined below) or (2) a periodic fixed rate equal to the Eurodollar Rate plus an applicable margin. The Base Rate means a fluctuating interest rate per annum in effect from time to time to be equal to the higher of (a) the rate of interest publicly announced by Citibank as its prime rate or 0.5% per annum above the Federal Funds Rate, in each case plus the applicable margin. The amount of margin and the fees payable for the Holdings Credit Facility depends upon Holdings’ senior unsecured debt rating.

The Holdings Credit Facility requires Holdings to maintain a debt to capital ratio of not greater than 0.35 to 1 and Everest Re to maintain its statutory surplus at $1.5 billion plus 25% of future aggregate net income and 25% of future aggregate capital contributions after December 31, 2005. As of September 30, 2006, Holdings was in compliance with these covenants.

For the three and nine months ended September 30, 2006 and 2005, there were no outstanding borrowings under the Holdings Credit Facility.

Interest expense and fees incurred in connection with the Group Credit Facility and the Holdings Credit Facility were $0.1 million for the three months ended September 30, 2006 and 2005 and $0.3 million for the nine months ended September 30, 2006 and 2005.

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
(continued)

For the Three and Nine Months Ended September 30, 2006 and 2005

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

The following tables present the relevant underwriting results for the operating segments for the periods indicated:

U.S.Reinsurance	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2006	2005	2006	2005
Gross written premiums	$332,923	$374,309	$989,337	$1,100,677
Net written premiums	332,638	374,316	984,668	1,097,810
Premiums earned	$316,229	$341,286	$954,650	$1,107,256
Incurred losses and loss adjustment expenses	187,114	660,069	630,915	1,174,168
Commission and brokerage	69,727	76,314	233,238	271,378
Other underwriting expenses	6,444	5,650	17,584	17,714

Underwriting gain (loss)	$52,944	$(400,747)	$72,913	$(356,004)

U.S. Insurance	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2006	2005	2006	2005
Gross written premiums	$249,346	$210,768	$662,742	$755,876
Net written premiums	227,950	184,775	586,889	670,390
Premiums earned	$191,643	$202,202	$556,943	$627,056
Incurred losses and loss adjustment expenses	123,732	118,638	370,255	411,592
Commission and brokerage	27,381	34,860	82,378	103,639
Other underwriting expenses	12,715	13,583	34,809	38,396

Underwriting gain	$27,815	$35,121	$69,501	$73,429

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Nine Months Ended September 30, 2006 and 2005

Specialty Underwriting	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2006	2005	2006	2005
Gross written premiums	$77,844	$51,891	$194,958	$247,868
Net written premiums	74,879	48,766	188,677	235,830
Premiums earned	$69,219	$52,953	$187,309	$238,992
Incurred losses and loss adjustment expenses	33,208	72,513	114,779	190,742
Commission and brokerage	15,901	11,178	49,399	60,071
Other underwriting expenses	1,714	1,635	4,656	4,990

Underwriting gain (loss)	$18,396	$(32,373)	$18,475	$(16,811)

International	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2006	2005	2006	2005
Gross written premiums	$186,063	$188,296	$541,420	$540,466
Net written premiums	186,032	188,076	541,248	539,474
Premiums earned	$177,189	$173,600	$533,031	$521,002
Incurred losses and loss adjustment expenses	75,837	128,865	288,479	319,457
Commission and brokerage	44,033	45,805	130,909	129,944
Other underwriting expenses	3,441	3,057	9,804	9,074

Underwriting gain (loss)	$53,878	$(4,127)	$103,839	$62,527

Bermuda	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2006	2005	2006	2005
Gross written premiums	$201,985	$255,407	$625,096	$592,678
Net written premiums	203,179	255,610	625,507	593,398
Premiums earned	$204,063	$189,368	$641,532	$563,518
Incurred losses and loss adjustment expenses	126,779	339,621	384,822	582,616
Commission and brokerage	58,929	36,507	163,952	138,539
Other underwriting expenses	4,318	2,627	11,829	9,747

Underwriting gain (loss)	$14,037	$(189,387)	$80,929	$(167,384)

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Nine Months Ended September 30, 2006 and 2005

The following table reconciles the underwriting results for the operating segments to income before tax as reported in the consolidated statements of operations and comprehensive income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2006	2005	2006	2005
Underwriting gain (loss)	$167,070	$(591,513)	$345,657	$(404,243)
Net investment income	147,470	117,532	445,829	387,866
Net realized capital gains	8,651	27,699	24,724	57,485
Net derivative (expense) income	(6,201)	5,019	(1,006)	(3,018)
Corporate expense	(5,486)	(6,009)	(18,095)	(14,343)
Interest, fee and bond issue cost
amortization expense	(17,475)	(17,506)	(52,436)	(56,931)
Other income (expense)	5,626	(5,958)	1,294	(8,888)

Income (loss) before taxes	$299,655	$(470,736)	$745,967	$(42,072)

The Company produces business in its U.S., Bermuda and international operations. The net income and assets of the individual foreign countries in which the Company writes business are not identifiable in the Company’s financial records. The largest country, other than the U.S., in which the Company writes business is the United Kingdom, with $90.5 million and $268.5 million of written premium for the three and nine months ended September 30, 2006, respectively. No other country represented more than 5% of the Company’s revenues.

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

14. Investments Interest Only Strips

The Company from time to time invests in interest only strips of mortgage-backed securities (“interest only strips”) in response to movement in, and levels of, capital market interest rates. These securities give the holder the right to receive interest payments at a stated coupon rate on an underlying pool of mortgages. The interest payments on the outstanding mortgages are guaranteed by entities generally rated AAA. The ultimate cash flow from these investments is primarily dependent upon the average life of the mortgage pool. Generally, as market interest rates and, more specifically, market mortgage rates decline, mortgagors tend to refinance which will decrease the average life of a mortgage pool and decrease expected cash flows. Conversely, as market interest rates and, more specifically, mortgage rates rise, repayments will slow and the ultimate cash flows will tend to rise. Accordingly, the market value of these investments tends to increase as general interest rates rise and decline as general interest rates fall. These movements are generally counter to the impact of interest rate movements on the Company’s other fixed income investments. The Company held no interest only strips investments at September 30, 2006. The market value of the interest only strips at September 30, 2005 was $78.2 million.

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Nine Months Ended September 30, 2006 and 2005

The Company accounts for its investment in interest only strips in accordance with Emerging Issues Task Force Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“EITF 99-20”). EITF 99-20 sets forth the rules for recognizing interest income on all credit-sensitive mortgage and asset-backed securities and certain prepayment-sensitive securities, including agency interest only strips, whether purchased or retained in securitization, as well as the rules for determining when these securities must be written down to fair value because of impairment. EITF 99-20 requires decreases in the valuation of residual interests in securitizations to be recorded as a reduction to the carrying value of the residual interests through a charge to earnings, rather than an unrealized loss in shareholders’ equity, when any portion of the decline in fair value is attributable to, as defined by EITF 99-20, an impairment loss. The Company had no realized capital loss due to impairments for the three and nine months ended September 30, 2006. The Company recorded a pre-tax and after-tax realized capital loss due to impairments of $7.0 million and $5.6 million, respectively, for the nine months ended September 30, 2005. In addition, during the third quarter of 2005 the Company liquidated a portion of its interest only strip portfolio and recognized pre-tax and after-tax realized capital gains of $22.8 million and $18.2 million, respectively.

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

Under the 2003 Director Plan, 500,000 common shares have been authorized to be granted as stock options or stock awards to non-employee directors of the Company. At September 30, 2006 there were 477,500 remaining shares available to be granted under the 2003 Director Plan. Under the 2002 Employee Plan 4,000,000 common shares have been authorized to be granted as stock options, stock awards or restricted stock awards to officers and key employees of the Company. At September 30, 2006, there were 2,232,350 remaining shares available to be granted under the 2002 Employee Plan. Under the 1995 Director Plan, a total of 50,000 common shares have been authorized to be granted as stock options to non-employee directors of the Company. At September 30, 2006, there were 37,439 remaining shares available to be granted under the 1995 Director Plan. The 2002 Employee Plan replaced the 1995 Employee Plan; therefore, no further awards will be granted under the 1995 Employee Plan.

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

Options granted under the 2002 Employee Plan and the 1995 Employee Plan vest at the earlier of 20% per year over five years or upon expiration of any applicable employment agreement, options granted under the 1995

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Nine Months Ended September 30, 2006 and 2005

Director Plan vest at 50% per year over two years and options granted under the 2003 Director Plan and the 2001, 2000 and 1999 Board actions vest at 33% per year over three years. All options are exercisable at fair market value of the stock at the date of grant and expire ten years after the date of grant. Restricted shares granted under the 2002 Employee Plan and the 1995 Employee Plan vest at the earliest of 20% per year over five years or upon expiration of any applicable employment agreement.

For share options granted, nonvested shares granted and shares issued under the 2002 Employee Plan, the 1995 Employee Plan, the 2003 Director Plan and the 1995 Director Plan, share-based compensation expense recognized in the consolidated statements of operations and comprehensive income was $9.6 million for the nine months ended September 30, 2006. The corresponding income tax benefit recognized in the consolidated statements of operations and comprehensive income for share-based compensation was $2.7 million for the nine months ended September 30, 2006.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used in calculating the fair value of the options granted for the nine months ended September 30, 2006:

Weighted Average Dividend Yield	0.9505%
Weighted Average Expected Volatility	27.1369%
Weighted Average Risk-free Interest Rate	4.6228%
Weighted Average Expected Life	6.3311 years
Weighted Average Forfeiture	11.3085%

The following table displays a summary of option activity under the Company’s plans during the period ended and the status as of September 30, 2006:

	Nine Months Ended September 30, 2006
Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, beginning of year	2,325,578	$60.7804
Granted	32,500	98.1467
Exercised	321,432	46.0127
Forfeited	56,470	81.4805

Outstanding, end of period	1,980,176	$63.2006	6.1	$69,464,194

Options exercisable at end of period	1,313,896	$54.4908	5.1	$57,514,710

The weighted-average grant date fair value of options granted during the nine months ended September 30, 2006 was $32.9237. The total intrinsic value of options exercised during the nine months ended September 30, 2006 was $16.8 million. The cash received from the exercised share options for the nine months ended September 30, 2006 was $14.8 million. The current tax benefit realized from the options exercised for the nine months ended September 30, 2006 was $5.9 million.

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Nine Months Ended September 30, 2006 and 2005

The following table displays a summary of the status of the Company’s restricted (nonvested) shares during the period ended and the status as of September 30, 2006:

	Nine Months Ended September 30, 2006
Restricted (nonvested) Shares	Shares	Weighted- Average Grant Date Fair Value
Nonvested, beginning of year	217,820	$86.5981
Granted	15,000	91.4100
Vested	53,520	84.3839
Forfeited	-	-

Nonvested, end of period	179,300	$87.6616

As of September 30, 2006, there was $13.7 million of total unrecognized compensation expense related to nonvested share-based compensation expense. That expense is expected to be recognized over a weighted-average period of 2.3 years. The total fair value of shares vested for the nine months ended September 30, 2006 was $4.5 million. The tax benefit realized from the shares vested for the nine months ended September 30, 2006 was $0.8 million.

In addition to the 2002 Employee Plan, the 1995 Employee Plan, the 2003 Director Plan and the 1995 Director Plan, Group issued 1,281 common shares during the nine months ended September 30, 2006 to the Company’s non-employee directors as compensation for their service as directors. These issuances had an aggregate value of $0.1 million.

16. Retirement Benefits

The Company maintains both qualified and non-qualified defined benefit pension plans for its U.S. employees. In addition, the Company has a retiree health plan for eligible retired employees.

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(continued)

For the Three and Nine Months Ended September 30, 2006 and 2005

Net periodic cost for U.S. employees included the following components for the periods indicated:

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2006	2005	2006	2005
Service cost	$1,271	$968	$3,817	$2,905
Interest cost	1,223	1,008	3,667	3,027
Expected return on plan assets	(1,135)	(916)	(3,404)	(2,750)
Amortization of prior service cost	32	32	95	96
Amortization of net loss	663	480	1,988	1,442

Net periodic benefit cost	$2,054	$1,572	$6,163	$4,720

	Other Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2006	2005	2006	2005
Service cost	$158	$123	$473	$368
Interest cost	116	102	348	306
Amortization of net loss	13	7	38	22

Net periodic benefit cost	$287	$232	$859	$696

Based upon current asset levels in the plans, the Company is not required to make contributions. However, the Company made voluntary contributions to the qualified and non-qualified pension benefit plans of $2.5 million and $5.7 million for the three and nine months ended September 30, 2006 and $0.0 million and $2.7 million for the three and nine months ended September 30, 2005.

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

During much of 2005, global reinsurance and insurance pricing was generally flat to down principally as a result of the relatively strong profitability and capital generation achieved by many reinsurers and insurers following the favorable market conditions that had persisted from 2001-2004. However, unprecedented catastrophic industry losses in the second half of 2005, principally driven by Hurricanes Katrina, Rita and Wilma, adversely impacted the 2005 financial results of most industry participants.

Thus far in 2006, the Company has observed strong price increases, and more restricted limits, in those property lines and regions that were most affected by the catastrophe events of 2005. Reinsurance capacity in these areas was, and continues to be, constrained, particularly for catastrophe reinsurance, which includes southeastern U.S. exposures and in the retrocession and energy lines. The record catastrophe losses of 2005 have also generally led to modest strengthening for U.S. property lines that have little or no substantive catastrophe exposure and price stabilization in most casualty insurance and reinsurance markets at adequate premium rates thus far in 2006. However, certain of the Company’s U.S. casualty lines continue to exhibit weaker market conditions led by the medical stop loss and directors & officers (“D&O”) reinsurance classes, as well as the California workers’ compensation insurance line. The Company believes that U.S. casualty reinsurance generally remains adequately priced; however, increased price competition at the insurance company level and cedants’ increased appetite for retaining more profitable business net following several strong years of hard-market conditions, may influence these markets toward modest softening. The Company’s U.S. insurance operation is less affected by these standard casualty insurance market conditions given its specialty insurance program orientation. Finally, the Company continues to observe generally stable property and casualty reinsurance market conditions in most countries outside of the U.S., except for hardening property market conditions in Mexico following Hurricane Wilma.

Focusing on U.S. property reinsurance, market conditions have tightened, particularly within peak catastrophe zones, during 2006. This market hardening was particularly pronounced in third quarter renewals with incrementally higher rate changes and even more restrictive coverages than earlier in 2006. As a result, many reinsurance buyers have not been able to fully place their reinsurance program and have been forced to raise retention levels and/or reduce catastrophe limit purchases. In turn, insurance companies continue to adjust limits and coverages and increase the premium rates they charge their customers. Together, these trends have generally resulted in insurance companies retaining more property risk exposure and being more prone to potential future earnings volatility than they would prefer. This market dynamic, both at the individual company and industry level, is reflective of a fundamental imbalance between reinsurance supply and demand. The Company believes that this disequilibrium may continue through 2007 despite the relatively benign loss experience from the 2006 U.S. hurricane season. Reinsurers continue to reassess their risk appetites and rebalance their property portfolios so as to reflect improved price to exposure metrics against the backdrop of: (i) recent revisions to the industry’s catastrophe loss projection models, which are indicating significantly higher loss potentials and consequently higher pricing requirements and (ii) elevated rating agency scrutiny and capital requirements for many catastrophe exposed companies.

In light of its 2005 catastrophe experience, the Company reexamined its risk management practices, concluded that its control framework operated generally as intended and made appropriate portfolio adjustments to its property reinsurance operations during the first nine months of 2006. This portfolio repositioning, particularly within peak catastrophe zones, including Southeast USA, Mexico and Gulf of Mexico, has enabled the Company to take advantage of these dislocated markets in a carefully managed fashion by: (i) shifting the mix of its writings toward the most profitable classes, lines, customers and territories (ii) reducing aggregate catastrophe exposed limits and (iii) enhancing portfolio balance and diversification.

Overall, the Company believes that current marketplace conditions continue to offer solid opportunities for the Company given its strong ratings, distribution system, reputation and expertise. The Company continues to employ its opportunistic strategy of targeting those segments offering the best profit potential, while maintaining balance and diversification in its overall portfolio.

Financial Summary

The Company’s management monitors and evaluates overall Company performance based upon financial results. The following table displays a summary of the consolidated net income (loss), ratios and shareholders’ equity for the periods indicated:

	Three Months Ended September 30,		Percentage Increase/	Nine Months Ended September 30,		Percentage Increase/
(Dollars in thousands)	2006	2005	(Decrease)	2006	2005	(Decrease)
Gross written premiums	$1,048,161	$1,080,671	-3.0%	$3,013,553	$3,237,565	-6.9%
Net written premiums	1,024,678	1,051,543	-2.6%	2,926,989	3,136,902	-6.7%
REVENUES:
Premiums earned	$958,343	$959,409	-0.1%	$2,873,465	$3,057,824	-6.0%
Net investment income	147,470	117,532	25.5%	445,829	387,866	14.9%
Net realized capital gains	8,651	27,699	-68.8%	24,724	57,485	-57.0%
Net derivative (expense) income	(6,201)	5,019	-223.6%	(1,006)	(3,018)	66.7%
Other income (expense)	5,626	(5,958)	194.4%	1,294	(8,888)	114.6%

Total revenues	1,113,889	1,103,701	0.9%	3,344,306	3,491,269	-4.2%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment
expenses	546,670	1,319,706	-58.6%	1,789,250	2,678,575	-33.2%
Commission, brokerage, taxes and
fees	215,971	204,664	5.5%	659,876	703,571	-6.2%
Other underwriting expenses	34,118	32,561	4.8%	96,777	94,264	2.7%
Interest, fee and bond issue
cost amortization expense	17,475	17,506	-0.2%	52,436	56,931	-7.9%

Total claims and expenses	814,234	1,574,437	-48.3%	2,598,339	3,533,341	-26.5%

INCOME (LOSS) BEFORE TAXES	299,655	(470,736)	163.7%	745,967	(42,072)	NM
Income tax expense (benefit)	53,977	(52,991)	201.9%	111,490	14,398	NM

NET INCOME (LOSS)	$245,678	$(417,745)	158.8%	$634,477	$(56,470)	NM

RATIOS:			Point Change			Point Change
Loss ratio	57.0%	137.6%	(80.6)	62.3%	87.6%	(25.3)
Commission and brokerage ratio	22.5%	21.3%	1.2	23.0%	23.0%	0.0
Other underwriting expense ratio	3.6%	3.4%	0.2	3.3%	3.1%	0.2

Combined ratio	83.1%	162.3%	(79.2)	88.6%	113.7%	(25.1)

(Dollars in millions)				As of, September 30, 2006	As of, December 31, 2005
Shareholders' equity				$4,823.9	$4,139.7	16.5%

(NM, not meaningful)

Overall, the Company’s third quarter and nine months of 2006 results were very strong with net income of $246 million and $634 million, respectively, record amounts for the Company for both periods. Premium volume declined during the three and nine months of 2006 compared to the same periods for 2005 as the Company continued its disciplined underwriting and risk management approaches. In particular, the Company re-engineered its U.S. property reinsurance portfolio resulting in improved pricing, but lower premium volume. The premium volume decline also reflects the Company’s greatly diminished insurance credit program business and the Company’s prudent response to market softening in many U.S. casualty reinsurance classes. The premium volume decline moderated in the third quarter, in comparison with the second quarter of 2006, reflecting strong premium rate growth in the U.S. property reinsurance market as the Company capitalized on much improved market conditions, as well as growth of new programs in the insurance operation.

The Company’s net income increased dramatically by $663 million and $691 million in the third quarter and nine months ended September 30, 2006 compared to the same periods for 2005. This significant earnings improvement reflects the favorable effect of a benign U.S. hurricane season relative to unprecedented Company and industry hurricane losses experienced in 2005, as well as continued strong underlying underwriting fundamentals and increased investment income from an expanded invested asset base. These improvements were partially offset by a decline in net realized capital gains.

The Company’s shareholders’ equity increased by $0.7 billion from year end 2005 to $4.8 billion at September 30, 2006 principally attributable to the record net income generated during the nine months of 2006.

Revenues.   Both gross and net written premiums declined 3% and 7% for the third quarter and for the nine months ended September 30, 2006 compared to the same periods for 2005, while net premiums earned remained flat for the third quarter and declined 6% for the nine months in comparison with the same period for 2005. The year to date net premiums earned decrease was primarily due to a decline in the U.S. insurance segment of 11%, reflective of: i) a reduction in credit business from an auto loan program which is in runoff; and ii) continued declines in the California workers’ compensation writings due to competitive market conditions. In addition, net premiums earned for the worldwide reinsurance segments in the aggregate decreased by 5% for the nine months ended September 30, 2006, reflecting multiple segment level factors, including a significant return premium for a Florida property quota share contract cancelled in 2006, the absence of sizable reinstatement premiums triggered in 2005 from severe catastrophic events, as well as a disciplined underwriting approach within both property and casualty lines emphasizing potential profitability rather than volume growth.

Net investment income increased 26% and 15% for the third quarter and nine months of 2006, respectively, as compared to the same periods for 2005, reflecting continued year-over-year growth in invested assets from positive cash flow from operations, despite significant catastrophe loss payouts related to the 2005 and 2004 hurricanes. The average investment portfolio yields through September 30, 2006 were 4.6% pre-tax and 4.0% after-tax, and were slightly higher compared to the prior year.

Net realized capital gains were modest in relation to the Company’s invested asset base, with variability mainly reflecting normal portfolio management activities.

Expenses.   The Company’s incurred losses and loss adjustment expenses (“LAE”) decreased 59% and 33% for the third quarter and nine months of 2006, respectively, compared to the same periods for 2005, primarily due to the absence of current year catastrophe losses and lower earned premiums.

The Company’s loss ratio improvements of 81 and 25 points for the third quarter and nine months of 2006, respectively, year over year, were primarily the result of reduced catastrophe losses. Included in the Company’s third quarter 2006 loss ratio was favorable prior year reserve development of 3 points, comprised of a 13 point decrease in prior year attritional reserves, due to favorable claims emergence trends, primarily within property and other short-tailed lines of business, partially offset by a 5 point increase in prior years catastrophe reserve development and a 5 point increase in prior years asbestos and environmental (“A&E”) reserves. The Company’s loss ratio for the nine months ended September 30, 2006 was 62.3% representing a 25 point decline from prior year, reflecting the absence of current year catastrophes, strong premium rate increases in property classes of business, partially offset by higher prior years reserve development, particularly related to catastrophes.

Commission, brokerage, and tax expenses increased by 6% for the three months ended September 30, 2006 compared to the same period in 2005, while expenses decreased by 6% for the nine months ended September 30, 2006 compared to the same period in 2005. For the third quarter of 2006, commission adjustments related to underlying business experience were the primary reason for the increase in commission expense. For the nine months ended September 30, 2006, overall changes in the business mix and premium volume were the primary reason for the decrease in commission expense. Other underwriting expenses for the three and nine months ended September 30, 2006 increased by 5% and 3%, respectively, compared to the same periods for 2005, mainly reflecting normal expense growth.

The Company’s effective income tax rate for the third quarter and nine months of 2006 was 18% and 15%, respectively. The higher effective tax rate for the quarter was primarily attributable to a smaller proportion of income being earned in the Company’s lower taxed jurisdictions.

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

The following tables present the relevant underwriting results for the operating segments for the periods indicated:

U.S. Reinsurance	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2006	2005	2006	2005
Gross written premiums	$332,923	$374,309	$989,337	$1,100,677
Net written premiums	332,638	374,316	984,668	1,097,810
Premiums earned	$316,229	$341,286	$954,650	$1,107,256
Incurred losses and loss adjustment expenses	187,114	660,069	630,915	1,174,168
Commission and brokerage	69,727	76,314	233,238	271,378
Other underwriting expenses	6,444	5,650	17,584	17,714

Underwriting gain (loss)	$52,944	$(400,747)	$72,913	$(356,004)

U.S. Insurance	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2006	2005	2006	2005
Gross written premiums	$249,346	$210,768	$662,742	$755,876
Net written premiums	227,950	184,775	586,889	670,390
Premiums earned	$191,643	$202,202	$556,943	$627,056
Incurred losses and loss adjustment expenses	123,732	118,638	370,255	411,592
Commission and brokerage	27,381	34,860	82,378	103,639
Other underwriting expenses	12,715	13,583	34,809	38,396

Underwriting gain	$27,815	$35,121	$69,501	$73,429

Specialty Underwriting	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2006	2005	2006	2005
Gross written premiums	$77,844	$51,891	$194,958	$247,868
Net written premiums	74,879	48,766	188,677	235,830
Premiums earned	$69,219	$52,953	$187,309	$238,992
Incurred losses and loss adjustment expenses	33,208	72,513	114,779	190,742
Commission and brokerage	15,901	11,178	49,399	60,071
Other underwriting expenses	1,714	1,635	4,656	4,990

Underwriting gain (loss)	$18,396	$(32,373)	$18,475	$(16,811)

International	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2006	2005	2006	2005
Gross written premiums	$186,063	$188,296	$541,420	$540,466
Net written premiums	186,032	188,076	541,248	539,474
Premiums earned	$177,189	$173,600	$533,031	$521,002
Incurred losses and loss adjustment expenses	75,837	128,865	288,479	319,457
Commission and brokerage	44,033	45,805	130,909	129,944
Other underwriting expenses	3,441	3,057	9,804	9,074

Underwriting gain (loss)	$53,878	$(4,127)	$103,839	$62,527

Bermuda	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2006	2005	2006	2005
Gross written premiums	$201,985	$255,407	$625,096	$592,678
Net written premiums	203,179	255,610	625,507	593,398
Premiums earned	$204,063	$189,368	$641,532	$563,518
Incurred losses and loss adjustment expenses	126,779	339,621	384,822	582,616
Commission and brokerage	58,929	36,507	163,952	138,539
Other underwriting expenses	4,318	2,627	11,829	9,747

Underwriting gain (loss)	$14,037	$(189,387)	$80,929	$(167,384)

The following table reconciles the underwriting results for the operating segments to income before tax as reported in the consolidated statements of operations and comprehensive income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2006	2005	2006	2005
Underwriting gain (loss)	$167,070	$(591,513)	$345,657	$(404,243)
Net investment income	147,470	117,532	445,829	387,866
Net realized capital gains	8,651	27,699	24,724	57,485
Net derivative (expense) income	(6,201)	5,019	(1,006)	(3,018)
Corporate expenses	(5,486)	(6,009)	(18,095)	(14,343)
Interest, fee and bond issue cost
amortization expense	(17,475)	(17,506)	(52,436)	(56,931)
Other income (expense)	5,626	(5,958)	1,294	(8,888)

Income (loss) before taxes	$299,655	$(470,736)	$745,967	$(42,072)

Three Months Ended September 30, 2006 compared to Three Months Ended September 30, 2005

Premiums Written.   Gross written premiums decreased 3.0% to $1,048.2 million for the three months ended September 30, 2006 from $1,080.7 million for the three months ended September 30, 2005. The decrease in gross written premiums was primarily due to a decrease in the Bermuda operation of 20.9% ($53.4 million), reflecting a decline in treaty business in the UK, Europe and Bermuda and a decline in facultative business in Bermuda. The U.S. Reinsurance operation decreased 11.1% ($41.4 million), principally reflecting a $24.4 million decrease in treaty property business, a $13.2 million decrease in treaty casualty business and a $4.6 million decrease in facultative business. The International operation decreased 1.2% ($2.2 million), primarily due to a $29.6 million decrease in Asian business, largely offset by both a $25.6 million increase in international business written through the Miami and New Jersey offices, representing primarily Latin American business and a $1.9 million increase in Canadian business. Partially offsetting these decreases was an increase in the Specialty Underwriting operations of 50.0% ($26.0 million), primarily due to a $20.4 million increase in surety business, a $4.7 million increase in marine and aviation business and a $0.9 million increase in A&H business. The U.S. Insurance operation increased 18.3% ($38.6 million), mainly reflecting an increase in the non-workers’ compensation business, partially offset by the continued retrenchment in the California workers’ compensation business and run-off of the credit business.

Ceded premiums decreased to $23.5 million for the three months ended September 30, 2006 from $29.1 million for the three months ended September 30, 2005. Ceded premiums generally relate to specific reinsurance purchased by the U.S. Insurance operation and fluctuate based upon the level of premiums written in the individual reinsured programs.

Net written premiums decreased by 2.6% to $1,024.7 million for the three months ended September 30, 2006 from $1,051.5 million for the three months ended September 30, 2005, reflecting the $32.5 million decrease in gross written premiums and the $5.6 million decrease in ceded premiums.

Premium Revenues.   Net premiums earned for the three months ended September 30, 2006 declined less than 1% to $958.3 million compared to $959.4 million for the three months ended September 30, 2005. Contributing to this marginal decrease was a 7.3% ($25.1 million) decrease in the U.S. Reinsurance operation and a 5.2% ($10.6 million) decrease in the U.S. Insurance operation. Partially offsetting these decreases was an increase of 30.7% ($16.3 million) in the Specialty Underwriting operation, a 7.8% ($14.7 million) increase in the Bermuda operation and a 2.1% ($3.6 million) increase in the International operation. All of these changes reflect period to period changes in net written premiums and business mix, together with normal variability in earning patterns. Business mix changes occur not only as the Company shifts emphasis between products, lines of business, distribution channels and markets, but also as individual contracts renew or non-renew, almost always with changes in coverage, structure, prices and/or terms, and as new contracts are accepted with coverages, structures, prices and/or terms different from those of expiring contracts. As premium reporting, earnings, loss and commission characteristics derive from the provisions of individual contracts, the continuous turnover of individual contracts, arising from both strategic shifts and day to day underwriting, can and does introduce appreciable background variability in various underwriting line items. Changes in estimates related to the reporting patterns of ceding companies also affect premiums earned.

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

The following table shows the components of the Company’s incurred losses and LAE for the three months ended as indicated:

	September 30, 2006			September 30, 2005
(Dollars in millions)	Current Year	Prior Years	Total Incurred	Current Year	Prior Years	Total Incurred
All Segments
Attritional (a)	$575.2	$(120.2)	$455.0	$539.0	$(100.0)	$438.9
Catastrophes	0.5	47.1	47.7	809.4	23.7	833.1
A&E	-	44.0	44.0	-	47.7	47.7

Total segment	$575.7	$(29.0)	$546.7	$1,348.4	$(28.7)	$1,319.7

Loss Ratio	60.1%	-3.0%	57.0%	140.5%	-3.0%	137.6%
(a) Attritional losses exclude catastrophe and A&E losses. (Some amounts may not reconcile due to rounding.)

The Company’s incurred losses and LAE decreased 58.6% to $546.7 million for the three months ended September 30, 2006 from $1,319.7 million for the three months ended September 30, 2005, primarily reflective of significantly improved current year catastrophe losses and lower earned premiums, partially offset by an increase in prior years reserve strengthening for catastrophe losses.

The Company’s loss ratio, which is calculated by dividing incurred losses and LAE by current year net premiums earned, improved by 80.6 points to 57.0% over the comparable 2005 period, principally due to an 84.3 point improvement of current year catastrophe losses, partially offset by 3.8 points related to more current year attritional losses. Included in the 3.0 points of prior years reserve adjustments for the three months ended September 30, 2006 was 12.5 points of favorable prior years attritional reserve development due to favorable claims emergence trends, primarily within property and other short-tailed lines of business, partially offset by 4.9 points of unfavorable prior years catastrophe reserve development, principally from the 2005 hurricanes and 4.6 points of unfavorable A&E reserve development.

The following table shows the U.S. Reinsurance segment components of incurred losses and LAE for the three months ended as indicated:

	September 30, 2006			September 30, 2005
(Dollars in millions)	Current Year	Prior Years	Total Incurred	Current Year	Prior Years	Total Incurred

Attritional	$207.6	$(63.8)	$143.8	$151.7	$(23.2)	$128.5
Catastrophes	-	36.5	36.5	509.0	17.8	526.8
A&E	-	6.7	6.7	-	4.8	4.8

Total segment	$207.6	$(20.5)	$187.1	$660.7	$(0.6)	$660.1

Loss Ratio	65.7%	-6.5%	59.2%	193.6%	-0.2%	193.4%
(Some amounts may not reconcile due to rounding.)

The U.S. Reinsurance segment’s incurred losses and LAE decreased 71.7%, or $473.0 million, for the three months ended September 30, 2006 as compared to the same period in 2005, due principally to the significant reduction of current year catastrophe losses within the treaty property unit. The segment’s loss ratio improved by 134.2 points over the comparable 2005 period, reflecting a significant decrease in catastrophe losses, partially offset by an increase in the attritional loss ratio. Favorable prior years loss development on attritional reserves was more than offset by an increase in current year reserves on attritional losses, which resulted in the deterioration of the attritional loss ratio period over period.

The following table shows the U.S. Insurance segment components of incurred losses and LAE for the three months ended as indicated:

	September 30, 2006			September 30, 2005
(Dollars in millions)	Current Year	Prior Years	Total Incurred	Current Year	Prior Years	Total Incurred

Attritional	$131.1	$(7.1)	$124.0	$144.2	$(25.6)	$118.6
Catastrophes	-	(0.2)	(0.2)	-	-	-

Total segment	$131.1	$(7.3)	$123.7	$144.2	$(25.6)	$118.6

Loss Ratio	68.4%	-3.8%	64.6%	71.3%	-12.7%	58.7%
(Some amounts may not reconcile due to rounding.)

The U.S. Insurance segment’s incurred losses and LAE increased 4.3%, or $5.1 million, for the three months ended September 30, 2006 as compared to the same period in 2005, mainly reflecting lower favorable reserve adjustments on prior years mostly for the California workers’ compensation business, partially offset by an improvement in current year reserves on attritional losses.

The following table shows the Specialty Underwriting segment components of incurred losses and LAE for the three months ended as indicated:

	September 30, 2006			September 30, 2005
(Dollars in millions)	Current Year	Prior Years	Total Incurred	Current Year	Prior Years	Total Incurred

Attritional	$38.5	$(15.1)	$23.5	$39.9	$(25.3)	$14.7
Catastrophes	-	9.7	9.7	52.5	5.4	57.9

Total segment	$38.5	$(5.3)	$33.2	$92.4	$(19.9)	$72.5

Loss Ratio	55.7%	-7.7%	48.0%	174.6%	-37.6%	136.9%
(Some amounts may not reconcile due to rounding.)

The Specialty Underwriting segment’s incurred losses and LAE decreased 54.2%, or $39.3 million, for the three months ended September 30, 2006 as compared to the same period in 2005, reflecting the reduced current year catastrophe losses principally for the marine lines of business, partially offset by lower favorable reserve adjustments on prior years.

The following table shows the International segment components of incurred losses and LAE for the three months ended as indicated:

	September 30, 2006			September 30, 2005
(Dollars in millions)	Current Year	Prior Years	Total Incurred	Current Year	Prior Years	Total Incurred

Attritional	$99.1	$(23.6)	$75.5	$88.0	$(7.3)	$80.8
Catastrophes	0.5	(0.2)	0.3	46.7	1.4	48.1

Total segment	$99.6	$(23.8)	$75.8	$134.7	$(5.9)	$128.9

Loss Ratio	56.2%	-13.4%	42.8%	77.6%	-3.4%	74.2%
(Some amounts may not reconcile due to rounding.)

The International segment’s incurred losses and LAE decreased 41.2%, or $53.1 million, for the three months ended September 30, 2006 as compared to the same period in 2005, principally attributable to the reduction in current year catastrophe losses. The segment’s loss ratio improved by 31.4 points over the comparable 2005 period, primarily due to the decrease in both current and prior years catastrophe reserve adjustments and more favorable loss development on prior years attritional reserves.

The following table shows the Bermuda segment components of incurred losses and LAE for the three months ended as indicated:

	September 30, 2006			September 30, 2005
(Dollars in millions)	Current Year	Prior Years	Total Incurred	Current Year	Prior Years	Total Incurred

Attritional	$98.8	$(10.6)	$88.2	$115.1	$(18.7)	$96.4
Catastrophes	-	1.3	1.3	201.2	(0.9)	200.3
A&E	-	37.2	37.2	-	42.9	42.9

Total segment	$98.8	$28.0	$126.8	$316.3	$23.3	$339.6

Loss Ratio	48.4%	13.7%	62.1%	167.0%	12.3%	179.3%
(Some amounts may not reconcile due to rounding.)

The Bermuda segment’s incurred losses and LAE decreased 62.7%, or $212.8 million, for the three months ended September 30, 2006 as compared to the same period in 2005. The segment’s loss ratio improved by 117.2 points over the comparable 2005 period due to the decrease in current year catastrophe and attritional losses as well as a decrease in prior years A&E losses.

Underwriting Expenses.  The Company’s expense ratio, which is calculated by dividing underwriting expenses by net premiums earned, was 26.1% for the three months ended September 30, 2006 compared to 24.7% for the three months ended September 30, 2005.

The following table shows the expense ratios for each of the Company’s operating segments for the three months ended September 30, 2006 and 2005.

Segment Expense Ratios
Segment	2006	2005
U.S. Reinsurance	24.1%	24.0%
U.S. Insurance	20.9%	24.0%
Specialty Underwriting	25.4%	24.2%
International	26.8%	28.2%
Bermuda	31.0%	20.7%

Segment underwriting expenses increased by 5.8% to $244.6 million for the three months ended September 30, 2006 from $231.2 million for the three months ended September 30, 2005. Commission, brokerage, taxes and fees increased by $11.3 million, principally reflecting a contingent commission adjustment of approximately $9.0 million for the UK Branch of the Bermuda segment recorded in the third quarter and changes in the mix and distribution channel of business, which more than offset decreases in premium volume. Segment other underwriting expenses increased by $2.1 million, or 7.8%, reflecting normal infrastructure growth. Contributing to the segment underwriting expense increase was a 61.7% ($24.1 million) increase in the Bermuda operation and a 37.5% ($4.8 million) increase in the Specialty Underwriting operation, partially offset by a 17.2% ($8.3 million) decrease in the U.S. Insurance operation, a 7.1% ($5.8 million) decrease in the U.S. Reinsurance operation and a 2.8% ($1.4 million) decrease in the International operation. The changes for each operation’s expenses principally resulted from changes in commission expenses related to changes in premium volume and business mix by class and type and, in some cases, changes in the use of specific reinsurance.

The Company’s combined ratio, which is the sum of the loss and expense ratios, decreased by 79.2 points to 83.1% for the three months ended September 30, 2006 compared to 162.3% for the three months ended September 30, 2005, primarily resulting from reduced catastrophe losses, partially offset by an increase in expenses and attritional losses.

The following table shows the combined ratios for each of the Company’s operating segments for the three months ended September 30, 2006 and 2005. The combined ratios for all operations were impacted by the loss and expense ratio variability noted above.

Segment Combined Ratios
Segment	2006	2005
U.S. Reinsurance	83.3%	217.4%
U.S. Insurance	85.5%	82.7%
Specialty Underwriting	73.4%	161.1%
International	69.6%	102.4%
Bermuda	93.1%	200.0%

Investment Results.   Net investment income increased 25.5% to $147.5 million for the three months ended September 30, 2006 from $117.5 million for the three months ended September 30, 2005, reflecting the growth in invested assets to $13.6 billion at September 30, 2006 from $12.2 billion at September 30, 2005. Period to period changes in investment income are impacted by changes in the level and mix of invested assets, prevailing interest rates and the results from equity investments in limited partnerships included in other investment income (expense), which tend to fluctuate period to period.

The following table shows the components of net investment income for the three months ended as indicated:

(Dollars in thousands)	2006	2005
Fixed maturities	$125,759	$121,245
Equity securities	3,573	3,345
Short-term investments	14,679	4,523
Other investment income (expense)	8,903	(6,528)

Total gross investment income	152,914	122,585
Interest credited and other expense	(5,444)	(5,053)

Total net investment income	$147,470	$117,532

The following table shows a comparison of various investment yields for the periods indicated:

	2006	2005
Imbedded pre-tax yield of cash and invested assets at
September 30 and December 31	4.6%	4.5%
Imbedded after-tax yield of cash and invested assets at
September 30 and December 31	4.0%	3.9%
Annualized pre-tax yield on average cash and invested
assets for the three months ended September 30	4.5%	4.0%
Annualized after-tax yield on average cash and invested
assets for the three months ended September 30	3.9%	3.6%

Net realized capital gains of $8.7 million for the three months ended September 30, 2006 reflected realized capital gains on the Company’s investments of $9.6 million, resulting principally from gains on equity securities of $9.1 million and fixed maturities of $0.6 million, partially offset by $1.0 million of realized capital losses. Net realized capital gains of $27.7 million for the three months ended September 30, 2005 reflected $29.5 million of realized capital gains on the Company’s investments, resulting principally from $22.8 million of gains on the partial sale of the interest only strips of mortgage-backed securities (“interest only strips”) portfolio, partially offset by $1.8 million of realized capital losses.

The Company has seven outstanding specialized equity put options in its product portfolio. These products meet the definition of a derivative under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). The Company recognized net derivative expense of $6.2 million for the three months ended September 30, 2006 as compared to net derivative income of $5.0 million for the three months ended September 30, 2005, reflecting changes in the fair value of these specialized equity put options.

Corporate, Non-allocated Expenses.   Corporate underwriting expenses not allocated to segments were $5.5 million for the three months ended September 30, 2006, which were comparable with the $6.0 million for the three months ended September 30, 2005.

Interest, fees and bond issue cost amortization expense for the three months ended September 30, 2006 and 2005 was $17.5 million. Interest, fees and bond issue cost amortization expense for the three months ended September 30, 2006 and 2005 included $7.8 million related to the senior notes, $9.4 million related to the junior subordinated debt securities, $0.2 million related to the bond issue cost amortization and $0.1 million related to the credit line under the Company’s revolving credit facilities.

Other income for the three months ended September 30, 2006 was $5.6 million compared to other expense of $6.0 million for the three months ended September 30, 2005. The change in other income for the three months ended September 30, 2006 was primarily due to variability in the impact of foreign currency exchange gains and losses.

Income Taxes.   The Company’s income tax expense is primarily a function of the statutory tax rates and corresponding net income in the jurisdictions where the Company operates, coupled with the impact from tax preferenced investment income. Variations generally reflect changes in the relative levels of pre-tax income between jurisdictions with different tax rates. The Company recognized income tax expense of $54.0 million for the three months ended September 30, 2006 compared to an income tax benefit of $53.0 million for the three months ended September 30, 2005 primarily due to pre-tax income in 2006 as compared to a pre-tax loss in 2005.

Net Income (Loss).   Net income was $245.7 million for the three months ended September 30, 2006 compared to a net loss of $417.7 million for the three months ended September 30, 2005, essentially reflecting the differential in catastrophe losses between periods.

Nine Months Ended September 30, 2006 compared to Nine Months Ended September 30, 2005

Premiums Written.   Gross written premiums decreased 6.9% to $3,013.6 million for the nine months ended September 30, 2006 from $3,237.6 million for the nine months ended September 30, 2005. The decrease in gross written premiums was primarily due to segment level variability. The Specialty Underwriting operation decreased 21.3% ($52.9 million), reflecting a $48.0 million decrease in A&H business, as pricing for this business continues to be difficult and a $14.6 million decrease in marine and aviation business, partially offset by a $9.7 million increase in surety business. The U.S. Insurance operation decreased 12.3% ($93.1 million), mainly reflecting continued retrenchment in the California workers’ compensation business and run-off of the credit business. The U.S. Reinsurance operation decreased 10.1% ($111.3 million), principally reflecting an $85.0 million decrease in treaty casualty business and a $25.8 million decrease in treaty property business, partially offset by a $4.8 million increase in facultative business. Partially offsetting these declines was a 5.5% ($32.4 million) increase in the Bermuda operation, reflecting increases in treaty business in the UK, Europe and Bermuda, partially offset by decreased facultative business in Bermuda. The International operation increased 0.2% ($1.0 million), primarily due to a $30.4 million increase in international business written through the Miami and New Jersey offices, representing primarily Latin American business and a $14.3 million increase in Canadian business offset by a $42.8 million decrease in Asian business.

Ceded premiums decreased to $86.6 million for the nine months ended September 30, 2006 from $100.7 million for the nine months ended September 30, 2005. Ceded premiums generally relate to specific reinsurance purchased by the U.S. Insurance operation and fluctuate based upon the level of premiums written in the individual reinsured programs.

Net written premiums decreased by 6.7% to $2,927.0 million for the nine months ended September 30, 2006 from $3,136.9 million for the nine months ended September 30, 2005, reflecting the $224.0 million decrease in gross written premiums and the $14.1 million decrease in ceded premiums.

Premium Revenues.   Net premiums earned decreased by 6.0% to $2,873.5 million for the nine months ended September 30, 2006 from $3,057.8 million for the nine months ended September 30, 2005. Contributing to this decrease was a 21.6% ($51.7 million) decrease in the Specialty Underwriting operation, a 13.8% ($152.6 million) decrease in U.S. Reinsurance operation and an 11.2% ($70.1 million) decrease in the U.S. Insurance operation, partially offset by a 13.8% ($78.0 million) increase in the Bermuda operation and a 2.3% ($12.0 million) increase in the International operation. Reinstatement premiums, related to catastrophe business, included in net earned premiums contributed a $0.6 million reduction and a $55.4 million increase for the nine months ended September 30, 2006 and 2005, respectively. All of these changes reflect period to period changes in net written premiums and business mix, together with normal variability in earning patterns. Business mix changes occur not only as the Company shifts emphasis between products, lines of business, distribution channels and markets, but also as individual contracts renew or non-renew, almost always with changes in coverage, structure, prices and/or terms and as new contracts are accepted with coverages, structures, prices and/or terms different from those of expiring contracts. As premium reporting, earnings, loss and commission characteristics derive from the provisions of individual contracts, the continuous turnover of individual contracts, arising from both strategic shifts and day to day underwriting, can and does introduce appreciable background variability in various underwriting line items. Changes in estimates related to the reporting patterns of ceding companies also affect premiums earned.

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

The following table shows the components of the Company’s incurred losses and LAE for the nine months ended as indicated:

	September 30, 2006			September 30, 2005
(Dollars in millions)	Current Year	Prior Years	Total Incurred	Current Year	Prior Years	Total Incurred
All Segments
Attritional (a)	$1,696.0	$(181.8)	$1,514.3	$1,828.6	$(109.4)	$1,719.2
Catastrophes	5.9	209.9	215.8	809.4	77.7	887.1
A&E	-	59.1	59.1	-	72.3	72.3

Total segment	$1,702.0	$87.3	$1,789.3	$2,638.0	$40.6	$2,678.6

Loss Ratio	59.2%	3.0%	62.3%	86.3%	1.3%	87.6%
(a) Attritional losses exclude catastrophe and A&E losses. (Some amounts may not reconcile due to rounding.)

The Company’s incurred losses and LAE decreased 33.2% to $1,789.3 million for the nine months ended September 30, 2006 from $2,678.6 million for the nine months ended September 30, 2005, reflective of significantly reduced current year catastrophe losses and a reduction in current and prior years attritional losses, partially offset by increased prior years reserve development on catastrophe losses and lower earned premiums.

The Company’s loss ratio, which is calculated by dividing incurred losses and LAE by current year net premiums earned, improved by 25.3 points to 62.3% over the comparable 2005 period, principally due to a 26.3 point improvement of current year catastrophe losses, partially offset by 1.7 points related to more prior years reserve strengthening. Included in the 3.0 points of prior years reserve strengthening for the nine months ended September 30, 2006 was 7.3 points of unfavorable prior years catastrophe reserve development, principally from the 2005 hurricanes, and 2.1 points of unfavorable A&E reserve development, partially offset by 6.3 points of favorable attritional reserve development due to favorable claims emergence trends, primarily within property and other short-tailed lines of business.

The following table shows the U.S. Reinsurance segment components of incurred losses and LAE for the nine months ended as indicated:

	September 30, 2006			September 30, 2005
(Dollars in millions)	Current Year	Prior Years	Total Incurred	Current Year	Prior Years	Total Incurred

Attritional	$535.7	$(59.0)	$476.8	$625.6	$(13.4)	$612.1
Catastrophes	-	146.2	146.2	509.0	42.4	551.4
A&E	-	8.0	8.0	-	10.7	10.7

Total segment	$535.7	$95.2	$630.9	$1,134.6	$39.6	$1,174.2

Loss Ratio	56.1%	10.0%	66.1%	102.5%	3.6%	106.0%
(Some amounts may not reconcile due to rounding.)

The U.S. Reinsurance segment’s incurred losses and LAE decreased 46.3%, or $543.3 million, for the nine months ended September 30, 2006 as compared to the same period in 2005, primarily due to significantly reduced current year catastrophe losses, principally within the treaty property unit and decreased earned premiums. The segment’s loss ratio improved by 39.9 points over the comparable 2005 period due to a decrease in current year catastrophe losses, coupled with an improvement in the overall attritional loss ratio. The segment’s attritional loss ratio improvement generally reflects more favorable current year pricing, principally on the property business.

The following table shows the U.S. Insurance segment components of incurred losses and LAE for the nine months ended as indicated:

	September 30, 2006			September 30, 2005
(Dollars in millions)	Current Year	Prior Years	Total Incurred	Current Year	Prior Years	Total Incurred

Attritional	$401.5	$(31.6)	$369.9	$434.7	$(23.1)	$411.6
Catastrophes	-	0.4	0.4	-	-	-

Total segment	$401.5	$(31.2)	$370.3	$434.7	$(23.1)	$411.6

Loss Ratio	72.1%	-5.6%	66.5%	69.3%	-3.7%	65.6%
(Some amounts may not reconcile due to rounding.)

The U.S. Insurance segment’s incurred losses and LAE decreased 10.0%, or $41.3 million, for the nine months ended September 30, 2006 as compared to the same period in 2005, primarily reflecting reduced earned premiums, which related to the continued reduction in the California workers’ compensation business and run-off of the credit program. The segment’s loss ratio increased 0.9 points from the comparable 2005 period primarily due to increased current year reserves for attritional losses, reflecting higher loss ratios established for new programs.

The following table shows the Specialty Underwriting segment components of incurred losses and LAE for the nine months ended as indicated:

	September 30, 2006			September 30, 2005
(Dollars in millions)	Current Year	Prior Years	Total Incurred	Current Year	Prior Years	Total Incurred

Attritional	$110.4	$(38.2)	$72.2	$148.3	$(23.7)	$124.6
Catastrophes	-	42.6	42.6	52.5	13.6	66.1

Total segment	$110.4	$4.4	$114.8	$200.8	$(10.0)	$190.7

Loss Ratio	58.9%	2.4%	61.3%	84.0%	-4.2%	79.8%
(Some amounts may not reconcile due to rounding.)

The Specialty Underwriting segment’s incurred losses and LAE decreased 39.8%, or $75.9 million, for the nine months ended September 30, 2006 as compared to the same period in 2005, reflecting a reduction in earned premiums across all classes of business. In addition, the segment’s loss ratio improved by 18.5 points over the comparable 2005 period, primarily due to decreased catastrophe and attritional losses.

The following table shows the International segment components of incurred losses and LAE for the nine months ended as indicated:

	September 30, 2006			September 30, 2005
(Dollars in millions)	Current Year	Prior Years	Total Incurred	Current Year	Prior Years	Total Incurred

Attritional	$282.7	$(18.0)	$264.7	$280.7	$(24.8)	$255.9
Catastrophes	5.9	17.8	23.7	46.7	16.9	63.6

Total segment	$288.7	$(0.2)	$288.5	$327.4	$(7.9)	$319.5

Loss Ratio	54.2%	0.0%	54.1%	62.8%	-1.5%	61.3%
(Some amounts may not reconcile due to rounding.)

The International segment’s incurred losses and LAE decreased 9.7%, or $31.0 million, for the nine months ended September 30, 2006 as compared to the same period in 2005, reflecting lower catastrophe losses. The segment’s loss ratio improved by 7.2 points over the comparable 2005 period, primarily reflective of reduced current year catastrophe losses in Canada, Asia and international.

The following table shows the Bermuda segment components of incurred losses and LAE for the nine months ended as indicated:

	September 30, 2006			September 30, 2005
(Dollars in millions)	Current Year	Prior Years	Total Incurred	Current Year	Prior Years	Total Incurred

Attritional	$365.7	$(35.0)	$330.8	$339.3	$(24.4)	$315.0
Catastrophes	-	2.9	2.9	201.2	4.9	206.1
A&E	-	51.1	51.1	-	61.6	61.6

Total segment	$365.7	$19.1	$384.8	$540.5	$42.1	$582.6

Loss Ratio	57.0%	3.0%	60.0%	95.9%	7.5%	103.4%
(Some amounts may not reconcile due to rounding.)

The Bermuda segment’s incurred losses and LAE decreased 34.0%, or $197.8 million, for the nine months ended September 30, 2006 as compared to the same period in 2005. The segment’s loss ratio improved by 43.4 points over the comparable 2005 period, reflecting a reduction in catastrophe losses in the current year and more favorable development on prior period reserves for both attritional and A&E losses. These loss improvements were partially offset by an increase in the current year attritional losses reflecting increased earned premiums and a mix of business shift toward more casualty business.

Underwriting Expenses.  The Company’s expense ratio, which is calculated by dividing underwriting expenses by net premiums earned, was 26.3% for the nine months ended September 30, 2006 compared to 26.1% for the nine months ended September 30, 2005.

The following table shows the expense ratios for each of the Company’s operating segments for the nine months ended September 30, 2006 and 2005.

Segment Expense Ratios
Segment	2006	2005
U.S. Reinsurance	26.3%	26.2%
U.S. Insurance	21.0%	22.7%
Specialty Underwriting	28.8%	27.2%
International	26.4%	26.7%
Bermuda	27.4%	26.3%

Segment underwriting expenses decreased by 5.7% to $738.6 million for the nine months ended September 30, 2006 from $783.5 million for the nine months ended September 30, 2005. Commission, brokerage, taxes and fees decreased by $43.7 million, principally reflecting decreases in premium volume and changes in the mix and distribution channel of business. Segment other underwriting expenses decreased by $1.2 million. Contributing to the segment underwriting expense decreases were a 17.5% ($24.8 million) decrease in the U.S. Insurance operation, a 16.9% ($11.0 million) decrease in the Specialty Underwriting operation and a 13.2% ($38.3 million) decrease in the U.S. Reinsurance operation, partially offset by an 18.6% ($27.5 million) increase in the Bermuda operation and a 1.2% ($1.7 million) increase in the International operation. The changes for each operation’s expenses principally resulted from changes in commission expenses related to changes in premium volume and business mix by class and type and, in some cases, changes in the use of specific reinsurance.

The Company’s combined ratio, which is the sum of the loss and expense ratios, decreased by 25.1 points to 88.6% for the nine months ended September 30, 2006 compared to 113.7% for the nine months ended September 30, 2005, as a result of lower catastrophe and attritional losses.

The following table shows the combined ratios for each of the Company’s operating segments for the nine months ended September 30, 2006 and 2005. The combined ratios for all operations were impacted by the loss and expense ratio variability noted above.

Segment Combined Ratios
Segment	2006	2005
U.S. Reinsurance	92.4%	132.2%
U.S. Insurance	87.5%	88.3%
Specialty Underwriting	90.1%	107.0%
International	80.5%	88.0%
Bermuda	87.4%	129.7%

Investment Results.   Net investment income increased 14.9% to $445.8 million for the nine months ended September 30, 2006 from $387.9 million for the nine months ended September 30, 2005, primarily reflecting the growth in invested assets to $13.6 billion at September 30, 2006 from $12.2 billion at September 30, 2005. Period to period changes in investment income are impacted by changes in the level and mix of invested assets, prevailing interest rates and the results from equity investments in limited partnerships included in other investment income, which tend to fluctuate period to period.

The following table shows the components of net investment income for the nine months ended as indicated:

(Dollars in thousands)	2006	2005
Fixed maturities	$381,427	$375,722
Equity securities	9,754	7,935
Short-term investments	39,607	10,736
Other investment income	31,113	13,843

Total gross investment income	461,901	408,236
Interest credited and other expense	(16,072)	(20,370)

Total net investment income	$445,829	$387,866

The following table shows a comparison of various investment yields for the periods indicated:

	2006	2005
Imbedded pre-tax yield of cash and invested assets at
September 30 and December 31	4.6%	4.5%
Imbedded after-tax yield of cash and invested assets at
September 30 and December 31	4.0%	3.9%
Annualized pre-tax yield on average cash and invested
assets for the nine months ended September 30	4.6%	4.5%
Annualized after-tax yield on average cash and invested
assets for the nine months ended September 30	4.0%	3.9%

Net realized capital gains of $24.7 million for the nine months ended September 30, 2006 reflected realized capital gains on the Company’s investments of $30.9 million, resulting principally from gains on equity securities of $20.5 million and fixed maturities of $10.4 million, partially offset by $6.2 million of realized capital losses, resulting principally from losses on equity securities of $4.5 million and fixed maturities of $1.7 million. Net realized capital gains of $57.5 million for the nine months ended September 30, 2005 reflected $71.6 million of realized capital gains on the Company’s investments, resulting primarily from transactions to realign the investment portfolio in response to interest and credit market conditions, coupled with gains from the partial sale of the Company’s interest only strip portfolio, partially offset by $14.1 million of realized capital losses, which included $7.0 million related to write downs in the value of interest only strips deemed to be impaired on an other than temporary basis in accordance with Emerging Issues Task Force Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“EITF 99-20”).

The Company has seven outstanding specialized equity put options in its product portfolio. These products meet the definition of a derivative under FAS 133. The Company recognized net derivative expense of $1.0 million and $3.0 million for the nine months ended September 30, 2006 and 2005, respectively, reflecting changes in the fair value of the specialized equity put options.

Corporate, Non-allocated Expenses.   Corporate underwriting expenses not allocated to segments were $18.1 million for the nine months ended September 30, 2006, which were comparable with the $14.3 million for the nine months ended September 30, 2005.

Interest, fees and bond issue cost amortization expense for the nine months ended September 30, 2006 and 2005 were $52.4 million and $56.9 million, respectively. Interest, fees and bond issue cost amortization expense for the nine months ended September 30, 2006 included $23.4 million related to the senior notes, $28.1 million related to the junior subordinated debt securities, $0.7 million related to the bond issue cost amortization and $0.3 million related to the credit line under the Company’s revolving credit facilities. Interest, fees and bond issue cost amortization expense for the nine months ended September 30, 2005 included $27.7 million related to the senior notes, $28.1 million related to the junior subordinated debt securities, $0.8 million to the bond issue cost amortization and $0.3 million related to the credit line under the Company’s revolving credit facilities. Interest expense on senior notes decreased due to the retirement on March 15, 2005 of the 8.5% senior notes issued on March 14, 2000.

Other income for the nine months ended September 30, 2006 was $1.3 million and other expense for the nine months ended September 30, 2005 was $8.9 million. The change in other expense for the nine months ended September 30, 2006 was primarily due to variability in the impact of foreign currency exchange gains and losses.

Income Taxes.   The Company’s income tax expense is primarily a function of the statutory tax rates and corresponding net income in the jurisdictions where the Company operates, coupled with the impact from tax preferenced investment income. Variations generally reflect changes in the relative levels of pre-tax income between jurisdictions with different tax rates. The Company recognized income tax expense of $111.5 million for the nine months ended September 30, 2006 compared to $14.4 million for the nine months ended September 30, 2005. The increase was primarily due to the significant change in pre-tax income for the nine months ended September 30, 2006 as compared to the net pre-tax loss for the same period in 2005.

Net Income (Loss).   Net income was $634.5 million for the nine months ended September 30, 2006 compared to a net loss of $56.5 million for the nine months ended September 30, 2005, essentially reflecting the differential in catastrophe losses between periods.

FINANCIAL CONDITION

Cash and Invested Assets.   Aggregate invested assets, including cash and short-term investments, were $13,638.1 million at September 30, 2006 and $12,970.8 million at December 31, 2005. This increase in cash and invested assets resulted primarily from $494.2 million in cash flows from operations, $128.4 million of foreign currency translation, $24.7 million of net realized capital gains and a $26.4 million increase in net pre-tax unrealized appreciation of the Company’s investments comprised of an $81.1 million increase in pre-tax unrealized appreciation on the equity securities portfolio, partially offset by a $54.7 million decrease in pre-tax unrealized appreciation on the fixed maturities portfolio. Gross pre-tax unrealized appreciation and depreciation across the Company’s investment portfolio were $497.7 million and $131.3 million, respectively, at September 30, 2006 compared to $443.1 million and $103.0 million, respectively, at December 31, 2005.

The Company’s current investment strategy generally seeks to maximize after-tax income through a high quality, diversified, taxable and tax-preferenced fixed maturity portfolio, while maintaining an adequate level of liquidity. The Company’s mix of taxable and tax-preferenced investments is adjusted continuously, consistent with the Company’s current and projected operating results, market conditions and the Company’s tax position. The fixed maturities in the investment portfolio are comprised of available for sale securities. The Company continues to evaluate its overall portfolio to modestly increase the emphasis on total return. In this context, the Company has invested in equity securities, principally public equity index securities, which it believes will enhance the risk-adjusted total return of the investment portfolio. Equity investments accounted for 30.3% of the Company’s shareholders’ equity at September 30, 2006 as compared to 26.4% at December 31, 2005.

The tables below summarize the composition and characteristics of the Company’s investment portfolio for the periods indicated:

(Dollars in thousands)	As of September 30, 2006		As of December 31, 2005
Fixed maturities	$10,241.3	75.1%	$10,042.1	77.4%
Equity securities	1,460.3	10.7%	1,090.8	8.4%
Short-term investments	1,338.4	9.8%	1,443.8	11.1%
Other invested assets	388.3	2.8%	286.8	2.2%
Cash	209.8	1.6%	107.3	0.9%

Total investments and cash	$13,368.1	100.0%	$12,970.8	100.0%

	As of September 30, 2006		As of December 31, 2005
Fixed income portfolio duration	4.3	years	4.3	years
Fixed income composite credit quality	Aa	2	Aa	1
Imbedded end of period yield, pre-tax	4.6%		4.5%
Imbedded end of period yield, after-tax	4.0%		3.9%

The decrease in short-term investments was due principally to a reallocation to fixed maturities and equity securities.

The Company, because of its historical income orientation, has generally considered total return, the combination of income yield and capital appreciation/depreciation, to be relatively less important as a measure of performance than its overall income yield. However, with changes the Company perceives in overall investment market conditions, the Company continues to reweight its view of total return and added $288.7 million of equity securities into the overall investment portfolio in 2006. The following table provides a comparison of the Company’s total return by asset class to broadly accepted industry benchmarks for the periods indicated:

	Nine Months Ended September 30, 2006	Twelve Months Ended December 31, 2005
Company's fixed income portfolio total return	3.3%	3.2%
Lehman bond aggregate	3.1%	2.4%
Company's common equity portfolio total return	9.0%	13.8%
S & P 500	8.5%	4.9%
Company's other invested asset portfolio total return	10.7%	7.2%

Reinsurance Receivables.   Reinsurance receivables for both paid and unpaid losses were $852.5 million at September 30, 2006, an 18.7% decrease from the $1,048.7 million at December 31, 2005. At September 30, 2006, $180.4 million, or 21.2%, was receivable from Transatlantic Reinsurance Company (“Transatlantic”), $124.4 million, or 14.6%, was receivable from LM Property and Casualty Insurance Company (“LM”), whose obligations are guaranteed by The Prudential Insurance Company of America (“The Prudential”), and $100.0 million, or 11.7%, was receivable from Continental Insurance Company (“Continental”), which is partially collateralized by funds held arrangements. In addition, $97.2 million, or 11.4%, was receivable from subsidiaries of London Reinsurance Group (“London Life”), which are collateralized by a combination of letters of credit and funds held arrangements under which the Company has retained the premium payments due the retrocessionaire, recognized liabilities for such amounts and reduced such liabilities as payments are due from the retrocessionaire. No other retrocessionaire accounted for more than 5% of the Company’s receivables.

Loss and LAE Reserves.   Gross loss and LAE reserves totaled $8,862.2 million at September 30, 2006 and $9,126.7 million at December 31, 2005. The decrease during the nine months ended September 30, 2006 is primarily attributable to the payout of prior years catastrophe losses. Net prior period reserve adjustments, including lower catastrophe loss reserves and normal variability in claim settlements also impacted the period over period change.

The following tables summarize gross outstanding loss and LAE reserves by segment, segregated into case reserves and incurred but not reported loss (“IBNR”) reserves for the periods indicated. Reserves for A&E exposures, which are managed on a combined basis, are shown separately.

Gross Reserves By Segment
	As of September 30, 2006
(Dollars in thousands)	Case Reserves	IBNR Reserves	Total Reserves	% of Total
U.S. Reinsurance	$1,712,549	$2,050,984	$3,763,533	42.5%
U.S. Insurance	598,246	975,997	1,574,243	17.7%
Specialty Underwriting	353,050	133,600	486,650	5.5%
International	556,590	380,874	937,464	10.6%
Bermuda	794,035	663,210	1,457,245	16.4%

Total excluding A&E	4,014,470	4,204,665	8,219,135	92.7%
A&E	497,971	145,125	643,096	7.3%

Total including A&E	$4,512,441	$4,349,790	$8,862,231	100.0%

	As of December 31, 2005
(Dollars in thousands)	Case Reserves	IBNR Reserves	Total Reserves	% of Total
U.S. Reinsurance	$1,654,597	$2,423,192	$4,077,789	44.7%
U.S. Insurance	583,729	948,288	1,532,017	16.8%
Specialty Underwriting	273,369	184,719	458,088	5.0%
International	577,276	434,541	1,011,817	11.1%
Bermuda	618,066	779,465	1,397,531	15.3%

Total excluding A&E	3,707,037	4,770,205	8,477,242	92.9%
A&E	526,210	123,250	649,460	7.1%

Total including A&E	$4,233,247	$4,893,455	$9,126,702	100.0%

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

With respect to Mt. McKinley, where the Company has a direct relationship with policyholders, the Company’s aggressive litigation posture and the uncertainties inherent in the asbestos coverage and bankruptcy litigation have provided an opportunity to actively engage in settlement negotiations with a number of those policyholders who have potentially significant asbestos liabilities. Those discussions are oriented towards achieving reasonable negotiated settlements that limit Mt. McKinley’s liability to a given policyholder to a sum certain. In 2004 and 2005 and thus far in 2006, the Company concluded such settlements or reached agreement in principle with 14 of its high profile policyholders. The Company has currently identified 9 policyholders based on their past claim activity and/or potential future liabilities as “High Profile Policyholders” and its settlement efforts are generally directed at such policyholders, in part because their exposures have developed to the point where both the policyholder and the Company have sufficient information to be motivated to settle. The Company believes that this active approach will ultimately result in a more cost-effective liquidation of Mt. McKinley’s liabilities than a passive approach, although it may also introduce additional variability in Mt. McKinley’s losses and cash flows as reserves are adjusted to reflect the development of negotiations and, ultimately, potentially accelerated settlements.

There is less potential for similar settlements with respect to the Company’s reinsurance asbestos claims. Ceding companies, with their direct obligation to insureds and overall responsibility for claim settlements, are not consistently aggressive in developing claim settlement information and conveying this information to reinsurers, which can introduce significant and perhaps inappropriate delays in the reporting of asbestos claims/exposures to reinsurers. These delays not only extend the timing of reinsurance claim settlements, but also restrict the information available to estimate the reinsurers’ ultimate exposure. At September 30, 2006 the Company had gross asbestos loss reserves of $572.6 million, of which $312.5 million was for assumed business and $260.1 million was for direct excess business.

The following table summarizes incurred losses with respect to A&E on both a gross and net of retrocessional basis for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2006	2005	2006	2005
Gross basis:
Beginning of period reserves	$619,879	$701,756	$649,460	$728,325
Incurred losses	47,000	49,550	63,400	67,550
Paid losses	(23,783)	(16,224)	(69,764)	(60,793)

End of period reserves	$643,096	$735,082	$643,096	$735,082

Net basis:
Beginning of period reserves	$440,015	$490,204	$450,350	$506,675
Incurred losses	43,996	47,667	59,121	72,270
Paid losses	(3,740)	(15,144)	(29,200)	(56,218)

End of period reserves	$480,271	$522,727	$480,271	$522,727

At September 30, 2006, the gross reserves for A&E losses were comprised of $144.2 million representing case reserves reported by ceding companies, $143.5 million representing additional case reserves established by the Company on assumed reinsurance claims, $210.3 million representing case reserves established by the Company on direct excess insurance claims, including Mt. McKinley, and $145.1 million representing IBNR reserves.

The gross incurred losses for A&E exposures increased by $47.0 million and $49.6 million for the three months ended September 30, 2006 and 2005, respectively, and $63.4 million and $67.6 million for the nine months ended September 30, 2006 and 2005, respectively. These increases are the result of re-evaluations by management reflecting additional information received from insureds and ceding companies, ongoing litigation, additional claims received and settlement activity. Management closely monitors this additional information and adjusts reserves accordingly.

Industry analysts have developed a measurement, known as the survival ratio, to compare the A&E reserves among companies with such liabilities. The survival ratio is typically calculated by dividing a company’s current net reserves by the three year average of paid losses, and therefore measures the number of years that it would take to exhaust the current reserves based on historical payment patterns. Using this measurement, the Company’s net three year A&E survival ratio was 4.1 years at September 30, 2006. Adjusting for the effect of the reinsurance ceded under the reinsurance agreement with LM, this ratio rises to the equivalent of 5.1 years at September 30, 2006. The cession of $124.4 million to the stop loss reinsurance provided by LM in connection with the acquisition of Mt. McKinley results in unpaid proceeds that are not reflected in past net payments and effectively extend the funding available for future net payments.

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

The Company’s net three year survival ratio on its asbestos exposures was 3.9 years for the period ended September 30, 2006. This three year survival ratio, when adjusted for the effect of the reinsurance ceded under the stop loss cover from LM, was 5.1 years and, when adjusted for settlements in place and structured settlements, which are either fully funded by reserves or subject to financial terms that substantially limit the potential variability in the liability, and the stop loss protection from LM, was 10.6 years.

Shareholders’ Equity.   The Company’s shareholders’ equity increased to $4,823.9 million as of September 30, 2006 from $4,139.7 million as of December 31, 2005, principally reflecting $634.5 million of net income for the nine months ended September 30, 2006, a $36.6 million increase due to net currency translation, a $27.4 million increase in net share-based compensation activity and a $9.0 million increase in net unrealized appreciation on investments, partially offset by $23.4 million of shareholder dividends.

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

From time to time, the Company has used open market share repurchases to effectively adjust its capital position. It made no such purchases for the nine months ended September 30, 2006 or in 2005. At September 30, 2006, 5.0 million shares remained under the existing repurchase authorization.

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

•	On March 29, 2004, Capital Trust II, an unconsolidated affiliate, issued trust preferred securities resulting in a takedown from the shelf registration statement of $320.0 million. In conjunction with the issuance of Capital Trust II’s trust preferred securities, Holdings issued $329.9 million of 6.20% junior subordinated debt securities due March 29, 2034 to Capital Trust II. Part of the proceeds from the junior subordinated debt securities issuance was used for capital contributions to Holdings’ operating subsidiaries.

•	On October 12, 2004, Holdings completed a public offering of $250.0 million principal amount of 5.40% senior notes due October 15, 2014. The net proceeds were used to retire existing debt at Holdings, which was due and retired March 15, 2005.

•	On October 6, 2005, the Company expanded the size of the remaining shelf registration to $486.0 million by filing under Rule 462(b) of the Securities Act of 1933, as amended, and General Instruction IV of Form S-3 promulgated there under. On the same date, the Company entered into an agreement to issue 5,200,000 of its common shares at a price of $91.50 per share, which resulted in $475.8 million in proceeds received on October 12, 2005, before expenses of approximately $0.3 million. This transaction effectively exhausted the December 22, 2003 shelf registration.

On March 14, 2000, the Company completed a public offering of $200.0 million principal amount of 8.75% senior notes due March 15, 2010 and $250.0 million principal amount of 8.50% senior notes due and retired March 15, 2005. During 2000, the net proceeds of these offerings and additional funds were distributed by Holdings to Group.

Liquidity.   The Company’s current investment strategy generally seeks to maximize after-tax income through a high quality, diversified, taxable bond and tax-preferenced fixed maturity portfolio, while maintaining an adequate level of liquidity. The Company’s mix of taxable and tax-preferenced investments is adjusted continuously, consistent with the Company’s current and projected operating results, market conditions and tax position. With changes the Company perceives in overall investment market conditions, the Company continues to reweight its view of total return and added $288.7 million and $434.0 million of equity securities to the overall portfolio for the nine months ended September 30, 2006 and 2005, respectively.

The Company’s liquidity requirements are generally met from positive cash flow from operations. Positive cash flow results from reinsurance and insurance premiums being collected prior to disbursements for claims, which disbursements generally take place over an extended period after the collection of premiums, sometimes a period of many years. Collected premiums are generally invested, prior to their use in such disbursements, and investment income provides additional funding for loss payments. The Company’s net cash flows from operating activities were $494.2 million and $995.7 million for the nine months ended September 30, 2006 and 2005, respectively. Additionally, these cash flows reflected net tax payments of $12.6 million and $109.9 million for the nine months ended September 30, 2006 and 2005, respectively; net catastrophe loss payments of $708.2 million and $219.5 million for the nine months ended September 30, 2006 and 2005, respectively; and A&E loss payments of $29.2 million and $56.2 million for the nine months ended September 30, 2006 and 2005, respectively.

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

As the exact timing of the payment of claims and benefits cannot be predicted with certainty, the Company maintains portfolios of long-term invested assets with varying maturities, along with short-term investments that are intended to provide adequate cash for payment of claims. At September 30, 2006 and December 31, 2005 the Company held cash and short-term investments of $1,548.1 million and $1,551.0 million, respectively. In addition to these cash and short-term investments at September 30, 2006, the Company had at fair value, available for sale fixed maturity securities of $600.5 million maturing within one year or less, $2,419.4 million maturing within one to five years and $7,221.4 million maturing after five years. These fixed maturity and equity securities, in conjunction with the short-term investments and positive cash flow from operations, provide adequate sources of liquidity for the expected payment of losses in the near future. The Company does not anticipate selling securities or using available credit facilities to pay losses and LAE but has the ability to do so. Sales may result in realized capital gains or losses and the Company notes that at September 30, 2006 it had $223.6 million of net unrealized appreciation, net of $142.8 million of taxes, comprised of $497.7 million of pre-tax appreciation and $131.3 million of pre-tax depreciation.

Effective December 8, 2004, Group, Bermuda Re, and Everest International Reinsurance, Ltd. (“Everest International”) entered into a three year, $750.0 million senior credit facility with a syndicate of lenders (the “Group Credit Facility”). Wachovia Bank is the administrative agent for the Group Credit Facility. The Group Credit Facility consists of two tranches. Tranche one provides up to $250.0 million of revolving credit for liquidity and general corporate purposes, and for the issuance of standby letters of credit. The interest on the revolving loans shall, at the option of each of the borrowers, be either (1) the Base Rate (as defined below) or (2) an adjusted London Interbank Offered Rate (“LIBOR”) plus a margin. The Base Rate is the higher of the rate of interest established by Wachovia Bank from time to time as its prime rate or the Federal Funds rate, in each case plus 0.5% per annum. The amount of margin and the fees payable for the Group Credit Facility depend on Group’s senior unsecured debt rating. Tranche two exclusively provides up to $500.0 million for the issuance of standby letters of credit on a collateralized basis.

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth amount. Minimum net worth is an amount equal to the sum of (i) $2,898.0 million (base amount) plus (ii) (A) 25% of consolidated net income for each of Group’s fiscal quarters and (B) 50% of any increase in consolidated net worth attributable to the issuance of ordinary and preferred shares. The base amount is reset at the end of each fiscal year to be the greater of 70% of Group’s consolidated net worth as of the last day of the fiscal year and the calculated minimum amount of net worth prior to the last day of the fiscal year. As of September 30, 2006, the Company was in compliance with these covenants.

For the nine months ended September 30, 2006 and 2005, there were no outstanding borrowings under tranche one of the Group Credit Facility. At September 30, 2006, there was $121.8 million used of the $500.0 million available for tranche two of standby letters of credit. In addition, the Company had $262.4 million in letters of credit outstanding at September 30, 2006 under a $350.0 million bilateral agreement with Citibank. All of these letters of credit are collateralized by the Company’s cash and investments. These letters of credit are generally used to collateralize reinsurance assumed by Bermuda Re from jurisdictions where collateralization is generally required for the ceding company to receive credit for such reinsurance recoverables from its principal regulator. Bermuda Re and Everest International also used trust arrangements to provide collateralization to ceding companies, including affiliates. The Company generally avoids providing collateral except where required for ceding companies to receive credit from their regulators. Additionally, at September 30, 2006, $144.1 million of assets were deposited in trust accounts, primarily on behalf of Bermuda Re, as security for assumed losses payable to certain non-affiliated ceding companies.

Effective August 23, 2006, Holdings entered into a new five year, $150.0 million senior revolving credit facility with a syndicate of lenders, replacing the October 10, 2003 three year senior revolving credit facility, which expired on October 10, 2006. Both the August 23, 2006 and October 10, 2003 senior revolving credit agreements, which have similar terms, are referred to as the “Holdings Credit Facility”. Citibank N.A. is the administrative agent for the Holdings Credit Facility. The Holdings Credit Facility is used for liquidity and general corporate purposes. The Holdings Credit Facility provides for the borrowing of up to $150.0 million with interest at a rate selected by Holdings equal to either, (1) the Base Rate (as defined below) or (2) a periodic fixed rate equal to the Eurodollar Rate plus an applicable margin. The Base Rate means a fluctuating interest rate per annum in effect from time to time to be equal to the higher of (a) the rate of interest publicly announced by Citibank as its prime rate or 0.5% per annum above the Federal Funds Rate, in each case plus the applicable margin. The amount of margin and the fees payable for the Holdings Credit Facility depends upon Holdings’ senior unsecured debt rating.

The Holdings Credit Facility requires Holdings to maintain a debt to capital ratio of not greater than 0.35 to 1 and Everest Re to maintain its statutory surplus at $1.5 billion plus 25% of future aggregate net income and 25% of future aggregate capital contributions after December 31, 2005. As of September 30, 2006, Holdings was in compliance with these covenants.

For the nine months ended September 30, 2006 and 2005, there were no outstanding borrowings under the Holdings Credit Facility.

Interest expense and fees incurred in connection with the Group Credit Facility and the Holdings Credit Facility were $0.1 million for the three months ended September 30, 2006 and 2005 and $0.3 million for the nine months ended September 30, 2006 and 2005.

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

The Company’s $13.6 billion investment portfolio at September 30, 2006 is principally comprised of fixed maturity securities, which are subject to interest rate risk and foreign currency rate risk, and equity securities, which are subject to equity price risk. The impact of the foreign exchange risks on the investment portfolio is generally mitigated by changes in the value of operating assets and liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity portfolio, including short-term investments, due to change in market interest rates. In a declining interest rate environment, it includes prepayment risk on the $1,638.7 million of mortgage-backed securities in the $10,241.3 million fixed maturity portfolio. Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The table below displays the potential impact of market value fluctuations and after-tax unrealized appreciation on the Company’s fixed maturity portfolio (including $1,338.4 million of short-term investments) as of September 30, 2006 based on parallel and immediate 200 basis point shifts in interest rates up and down in 100 basis point increments. For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually. To generate appropriate price estimates on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account. For legal entities with a non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios. All amounts are in U.S. dollars and are presented in millions.

As of September 30, 2006 Interest Rate Shift in Basis Points
	-200	-100	0	100	200
Total Market Value	$12,602.5	$12,095.5	$11,579.6	$11,017.3	$10,434.4
Market Value Change from Base (%)	8.8%	4.5%	0.0%	-4.9%	-9.9%
Change in Unrealized Appreciation
After-tax from Base ($)	$768.5	$387.6	$-	$(418.9)	$(850.6)

The Company had $8,862.2 million and $9,126.7 million of reserves for losses and LAE as of September 30, 2006 and December 31, 2005, respectively. These amounts are recorded at their nominal or estimated ultimate payment amount, as opposed to fair value, which would reflect a discount adjustment to reflect the time value of money. Since losses are paid out over a period of time, the fair value of the reserves is less than the nominal value. As interest rates rise, the fair value of the reserves decreases and, conversely, if interest rates decline, the fair value will increase. These movements are the opposite of the interest rate impacts on the fair value of investments since reserves are future obligations. While the difference between fair value and nominal value is not reflected in the Company’s financial statements, the Company’s financial results will include investment income over time from the investment portfolio until the claims are paid. The Company’s loss and loss reserve obligations have an expected duration of approximately 3.7 years, which is reasonably consistent with the duration of the Company’s fixed maturities portfolio. If the Company were to discount its loss and LAE reserves, net of $0.9 billion of reinsurance receivables on unpaid losses, the discount would be approximately $1.5 billion, resulting in a discounted reserve balance of approximately $6.5 billion, representing approximately 57% of the fixed maturities market value. The existence of such obligations, and the variable differential between ultimate and fair value, which in theory applies equally to invested assets and insurance liabilities, provides substantial mitigation of the economic effects of interest rate variability even though such mitigation is not reflected in the Company’s financial statements.

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

As of September 30, 2006 Change in Equity Values in Percent
	-20%	-10%	0%	10%	20%
Market Value of the Equity Portfolio	$1,168.3	$1,314.3	$1,460.3	$1,606.4	$1,752.4
After-tax Change in Unrealized
Appreciation	$(213.5)	$(106.8)	$-	$106.8	$213.5

Foreign currency rate risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates. Each of the Company’s non-U.S./Bermuda (“foreign”) operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines. Generally, the Company prefers to maintain the capital of its operations in U.S. dollar assets, although this varies by regulatory jurisdiction in accordance with market needs. Each foreign operation may conduct business in its local currency, as well as the currency of other countries in which it operates. The primary foreign currency exposures for these foreign operations are the Canadian Dollar, the British Pound Sterling and the Euro. The Company mitigates foreign exchange exposure by a general matching of the currency and duration of its assets to its corresponding operating liabilities. In accordance with Financial Accounting Standards Board Statement No. 52, the Company translates the assets, liabilities and income of non-U.S. dollar functional currency legal entities to the U.S. dollar. This translation amount is reported as a component of other comprehensive income. As of September 30, 2006, there has been no material change in exposure to foreign exchange rates as compared to December 31, 2005.

Although not considered material in the context of the Company’s aggregate exposure to market sensitive instruments, the Company has issued six specialized equity put options based on the S&P 500 index and one specialized equity put option based on the FTSE 100 index, that are market sensitive and sufficiently unique to warrant supplemental disclosure.

The Company has sold six specialized equity put options based on the S&P 500 index for total consideration, net of commissions, of $22.5 million. These contracts each have a single exercise date, with original maturities ranging from 12 to 30 years and strike prices ranging from $1,141.21 to $1,540.63. No amounts will be payable under these contracts if the S&P 500 index is at or above the strike price on the exercise dates, which currently fall between June 2017 and March 2031. If the S&P 500 index is lower than the strike price on the applicable exercise date, the amount due will vary proportionately with the percentage by which the index is below the strike price. Based on historical index volatilities and trends and the September 30, 2006 index value, the Company estimates the probability for each contract of the S&P 500 index being below the strike price on the exercise date to be less than 5.5%. The theoretical maximum payouts under the contracts would occur if on each of the exercise dates the S&P 500 index value were zero. The present value of these theoretical maximum payouts using a 6% discount factor is $210.1 million.

The Company has sold one specialized equity put option based on the FTSE 100 index for total consideration, net of commissions, of $6.7 million. This contract has an exercise date of July 2020 and a strike price of £5,989.75. No amount will be payable under this contract if the FTSE 100 index is at or above the strike price on the exercise date. If the FTSE 100 index is lower than the strike price on the applicable exercise date, the amount due will vary proportionately with the percentage by which the index is below the strike price. Based on historical index volatilities and trends and the September 30, 2006 index value, the Company estimates the probability for this FTSE 100 index contract being below the strike price on the exercise date to be less than 10.7%. The theoretical maximum payout under the contract would occur if on the exercise date the FTSE 100 index value was zero. The present value of the theoretical maximum payout using a 6.0% discount factor is $27.6 million.

As these specialized equity put options are derivatives within the framework of FAS 133, the Company reports the fair value of these instruments in its balance sheet and records any changes to fair value in its consolidated statements of operations and comprehensive income. The Company has recorded fair values for its obligations on these specialized equity put options at September 30, 2006 and December 31, 2005 of $37.8 million and $36.3 million, respectively; however, the Company does not believe that the ultimate settlement of these transactions is likely to require a payment that would exceed the initial consideration received or any payment at all.

As there is no active market for these instruments, the determination of their fair value is based on an industry accepted option pricing model, which requires estimates and assumptions, including those regarding volatility and expected rates of return.

The table below estimates the impact of potential movements in interest rates and the Equity Indices, which are the principal factors affecting fair value of these instruments, looking forward from the fair value at September 30, 2006. These are estimates and there can be no assurance regarding future market performance. The asymmetrical results of the interest rate and S&P 500 and FTSE 100 indices shifts reflect that the liability cannot fall below zero whereas it can increase to its theoretical maximum.

As of September 30, 2006 S & P 500 Index Put Options Obligation – Sensitivity Analysis (Dollars in millions)
Interest Rate Shift in Basis Points:	-100	-50	0	50	100
Total Market Value	$53.6	$45.1	$37.8	$31.7	$26.5
Market Value Change from Base (%)	-41.5%	-19.1%	0.0%	16.2%	30.0%
S&P Index Shift in Points:	-200	-100	0	100	200
Total Market Value	$46.1	$41.7	$37.8	$34.5	$31.6
Market Value Change from Base (%)	-21.9%	-10.1%	0.0%	8.8%	16.4%
Combined Interest Rate / S&P Index Shift:	-100/-200	-50/-100	0/0	50/100	100/200
Total Market Value	$64.3	$49.4	$37.8	$28.8	$21.9
Market Value Change from Base (%)	-69.9%	-30.7%	0.0%	23.8%	42.2%

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

PART II – Item 1A. Risk Factors

No material changes.

PART II - Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
                                Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)

July 1 – 31	0	N/A	0	5,000,000

August 1 – 31	3,960	$ 93.47	0	5,000,000

September 1 – 30 (1)	17,049	$ 98.03	0	5,000,000

Total	21,009	$ 97.17	0	5,000,000

1)The 21,009 shares were withheld as payment for taxes on restricted shares that became unrestricted in the quarter.
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

Dated: November 9, 2006