Form 10-K
period 2006-12-31
EVEREST RE GROUP LTD
filed 2007-03-01
CIK 1095073

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C 20549 FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2006
Commission file number 1-15731 EVEREST RE GROUP, LTD. (Exact name of registrant as specified in its charter)
Bermuda (State or other jurisdiction of incorporation or organization)		98-0365432 (I.R.S Employer Identification No.)

Wessex House – 2nd Floor

45 Reid Street

PO Box HM 845

Hamilton HM DX, Bermuda

441-295-0006

(Address, including zip code, and telephone number, including area code,

of registrant’s principal executive office)

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class Common Shares, $.01 par value per share		Name of Each Exchange on Which Registered New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes	X	No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes		No	X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	X	No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes		No	X

The aggregate market value on June 30, 2006, the last business day of the registrant’s most recently completed second quarter, of the voting shares held by non-affiliates of the registrant was $5,622.6 million.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	X	Accelerated filer		Non-accelerated filer

At February 27, 2007, the number of shares outstanding of the registrant’s common shares was 64,037,205.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 10, 11, 12, 13 and 14 of Form 10-K is incorporated by reference into Part III hereof from the registrant’s proxy statement for the 2007 Annual General Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of the close of the registrant’s fiscal year ended December 31, 2006.

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

ITEM 1. Business

The Company
Group, a Bermuda company, was established in 1999 as a wholly-owned subsidiary of Holdings. On February 24, 2000, a corporate restructuring was completed and Group became the new parent holding company of Holdings, Holdings continues to be the holding company for the Company’s U.S. based operations. Holders of shares of common stock of Holdings automatically became holders of the same number of common shares of Group. Prior to the restructuring, Group had no significant assets or capitalization and had not engaged in any business or prior activities other than in connection with the restructuring.

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

The Company’s principal business, conducted through its operating subsidiaries, is the underwriting of reinsurance and insurance in the U.S., Bermuda and international markets. The Company had gross written premiums in 2006 of $4.0 billion with approximately 78% representing reinsurance and 22% representing insurance, and shareholders’ equity at December 31, 2006 of $5.1 billion. The Company underwrites reinsurance both through brokers and directly with ceding companies, giving it the flexibility to pursue business based on the ceding company’s preferred reinsurance purchasing method. The Company underwrites insurance principally through general agent relationships and surplus lines brokers. Group’s active operating subsidiaries, excluding Mt. McKinley Insurance Company (“Mt. McKinley”), which is in run-off, are each rated A+ (“Superior”) by A.M. Best Company (“A.M. Best”), a leading provider of insurer ratings that assigns financial strength ratings to insurance companies based on their ability to meet their obligations to policyholders.

Following is a summary of the Company’s principal operating subsidiaries:

•	Bermuda Re, a Bermuda insurance company and a direct subsidiary of Group, is registered in Bermuda as a Class 4 insurer and long-term insurer and is authorized to write property and casualty business and life and annuity business. Bermuda Re commenced business in the second half of 2000. On January 1, 2004 Bermuda Re purchased the UK branch of Everest Re. Bermuda Re’s UK branch provides property and casualty reinsurance to the United Kingdom and European markets. Bermuda Re had shareholders’ equity at December 31, 2006 of $2.1 billion.

•	Everest International Reinsurance, Ltd. (“Everest International”), a Bermuda insurance company and a direct subsidiary of Group, is registered in Bermuda as a Class 4 insurer and is authorized to write property and casualty business. Through 2006, all of Everest International’s business has been inter-affiliate quota share reinsurance assumed from Everest Re and the UK branch of Bermuda Re. Everest International had shareholders’ equity at December 31, 2006 of $377.6 million.

•	Everest Re, a Delaware insurance company and a direct subsidiary of Holdings, is a licensed property and casualty insurer and/or reinsurer in all states (except Nevada and Wyoming), the District of Columbia and Puerto Rico and is authorized to conduct reinsurance business in Canada and Singapore. Everest Re underwrites property and casualty reinsurance for insurance and reinsurance companies in the U.S. and international markets. Everest Re had statutory surplus at December 31, 2006 of $2.7 billion.

•	Everest National Insurance Company (“Everest National”), a Delaware insurance company and a direct subsidiary of Everest Re, is licensed in 47 states and the District of Columbia and is authorized to write property and casualty insurance on an admitted basis in the jurisdictions in which it is licensed. The majority of Everest National’s business is reinsured by its parent, Everest Re.

•	Everest Indemnity Insurance Company (“Everest Indemnity”), a Delaware insurance company and a direct subsidiary of Everest Re, writes excess and surplus lines insurance business in the U.S. on a non-admitted basis. Excess and surplus lines insurance is specialty property and liability coverage that an insurer not licensed to write insurance in a particular jurisdiction is permitted to provide to insureds when the specific specialty coverage is unavailable from admitted insurers. Everest Indemnity is licensed in Delaware and is eligible to write business on a non-admitted basis in 49 states, the District of Columbia and Puerto Rico. The majority of Everest Indemnity’s business is reinsured by its parent, Everest Re.

•	Everest Security Insurance Company (“Everest Security”), formerly Southeastern Security Insurance Company, a Georgia insurance company and a direct subsidiary of Everest Re, was acquired in January 2000 and writes property and casualty insurance on an admitted basis in Georgia and Alabama. The majority of Everest Security’s business is reinsured by its parent, Everest Re.

•	Mt. McKinley, a Delaware insurance company and a direct subsidiary of Holdings, was acquired by Holdings in September 2000 from The Prudential. Mt. McKinley was formed by Everest Re in 1978 to write excess and surplus lines insurance business in the U.S. In 1985, Mt. McKinley ceased writing new and renewal insurance and commenced a run-off operation to service claims arising from its previously written business. In 1991, Mt. McKinley was distributed to its ultimate parent, The Prudential. Effective September 19, 2000, Mt. McKinley and Bermuda Re entered into a loss portfolio transfer reinsurance agreement, whereby Mt. McKinley transferred, for arm’s-length consideration, all of its net insurance exposures and reserves to Bermuda Re.

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

Business Strategy
The Company’s business strategy is to sustain its leadership position within its target reinsurance and insurance markets, provide effective management throughout the property and casualty underwriting cycle and achieve an attractive return for its shareholders. The Company’s underwriting strategies seek to capitalize on its i) financial strength and capacity; ii) global franchise; iii) stable and experienced management team; iv) diversified product and distribution offering; v) underwriting expertise and disciplined approach; vi) efficient and low-cost operating structure and vii) prudent risk management approach to catastrophe exposures and retrocessional costs.

The Company offers treaty and facultative reinsurance and admitted and non-admitted insurance. The Company’s products include the full range of property and casualty reinsurance and insurance coverages, including marine, aviation, surety, errors and omissions liability (“E&O”), directors’ and officers’ liability (“D&O”), medical malpractice, other specialty lines, accident and health (“A&H”) and workers’ compensation.

The Company distributes its products through direct and broker reinsurance channels in U.S., Bermuda and international markets.

The Company’s underwriting strategy emphasizes underwriting profitability over premium volume. Key elements of this strategy include careful risk selection, appropriate pricing through strict underwriting discipline and adjustment of the Company’s business mix to respond to changing market conditions. The Company focuses on reinsuring companies that effectively manage the underwriting cycle through proper analysis and pricing of underlying risks and whose underwriting guidelines and performance are compatible with its objectives.

The Company’s underwriting strategy emphasizes flexibility and responsiveness to changing market conditions, such as increased demand or favorable pricing trends. The Company believes that its existing strengths, including its broad underwriting expertise, U.S., Bermuda and international presence, strong financial ratings and substantial capital, facilitate adjustments to its mix of business geographically, by line of business and by type of coverage, allowing it to capitalize on those market opportunities that provide the greatest potential for underwriting profitability. The Company’s insurance operations complement these strategies by providing access to business that is not available on a reinsurance basis. The Company carefully monitors its mix of business across all operations to avoid unacceptable geographic or other risk concentrations.

Marketing
The Company writes business on a worldwide basis for many different customers and for many lines of business, thereby obtaining a broad spread of risk. The Company is not substantially dependent on any single customer, small group of customers, line of business or geographic area. For the 2006 calendar year, no single customer (ceding company or insured) generated more than 6.7% of the Company’s gross written premiums. The Company does not believe that a reduction of business from any one customer would have a material adverse effect on its future financial condition or results of operations.

Approximately 66.3%, 11.0% and 22.7% of the Company’s 2006 gross written premiums were written in the broker reinsurance, direct reinsurance and insurance markets, respectively. The Company’s ability to write reinsurance both through brokers and directly with ceding companies gives it the flexibility to write business based on the ceding company’s preferred reinsurance purchasing method.

The broker reinsurance market consists of several substantial national and international brokers and a number of smaller specialized brokers. Brokers do not have the authority to bind the Company with respect to reinsurance agreements, nor does the Company commit in advance to accept any portion of a broker’s submitted business. Reinsurance business from any ceding company, whether new or renewal, is subject to acceptance by the Company. Brokerage fees are generally paid by reinsurers. The Company’s ten largest brokers accounted for an aggregate of approximately 58.7% of gross written premiums in 2006, with the two largest brokers accounting for approximately 17.2% (Marsh & McLennan Companies, Inc.) and 14.2% (Willis Group, Ltd.) of gross written premiums. The Company does not believe that a reduction of business assumed from any one broker would have a materially adverse effect on the Company.

The direct reinsurance market remains an important distribution channel for reinsurance business written by the Company. Direct placement of reinsurance enables the Company to access clients who prefer to place their reinsurance directly with reinsurers based upon the reinsurer’s in-depth understanding of the ceding company’s needs.

The Company’s insurance business is written principally through general agents and surplus lines brokers. In 2006, no single general agent generated more than 5% of the Company’s gross written premiums. In June 2004, the Company received notification of termination with respect to its contract with American All-Risk Insurance Services, LLC, which accounted for approximately 7.8% of the Company’s 2004 gross written premiums.

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

Segment Information
The Company, through its subsidiaries, operates in five segments: U.S. Reinsurance, U.S. Insurance, Specialty Underwriting, International and Bermuda. The U.S. Reinsurance operation writes property and casualty reinsurance, on both a treaty and facultative basis, through reinsurance brokers, as well as directly with ceding companies within the U.S. The U.S. Insurance operation writes property and casualty insurance primarily through general agents and surplus lines brokers within the U.S. The Specialty Underwriting operation writes A&H, marine, aviation and surety business within the U.S. and worldwide through brokers and directly with ceding companies. The International operation writes property and casualty reinsurance through Everest Re’s branches in Canada and Singapore, in addition to foreign business written through Everest Re’s Miami and New Jersey offices. The Bermuda operation provides reinsurance and insurance to worldwide property and casualty markets and reinsurance to life insurers through brokers and directly with ceding companies from its Bermuda office and property and casualty reinsurance to the United Kingdom and European markets through its UK branch.

These segments are managed in a carefully coordinated fashion with strong elements of central control with respect to pricing, risk management, control of aggregate exposures to catastrophe events, capital, investments and support operations. Management generally monitors and evaluates the financial performance of these operating segments based upon their underwriting results. Underwriting results include earned premium less losses and loss adjustment expenses (“LAE”) incurred, commission and brokerage expenses and other underwriting expenses and are analyzed using ratios, in particular loss, commission and brokerage and other underwriting expense ratios, which, respectively, divide incurred losses, commissions and brokerage and other underwriting expenses by earned premium. The Company utilizes inter-affiliate reinsurance, but such reinsurance generally does not impact segment results, as business is generally reported within the segment in which the business was first produced. For selected financial information regarding these segments, see Note 18 of Notes to Consolidated Financial Statements.

Underwriting Operations
The following five year table presents the distribution of the Company’s gross written premiums segmented by its U.S. Reinsurance, U.S. Insurance, Specialty Underwriting, International and Bermuda operations. The premiums for each operation are further split between property and casualty business and, for reinsurance business, between pro rata or excess of loss business:

	Gross Written Premiums by Operation Years Ended December 31,
(Dollars in millions)	2006		2005		2004		2003		2002
U.S. Reinsurance
Property
Pro Rata (1)	$379.7	9.5%	$414.0	10.1%	$339.7	7.2%	$357.8	7.8%	$148.7	5.2%
Excess	303.2	7.6%	236.9	5.8%	208.8	4.4%	241.0	5.3%	177.8	6.2%
Casualty
Pro Rata (1)	446.7	11.2%	529.4	12.9%	702.8	14.9%	625.7	13.7%	219.2	7.7%
Excess	207.1	5.2%	205.9	5.0%	226.8	4.8%	527.8	11.5%	348.9	12.3%

Total (2)	1,336.7	33.4%	1,386.2	33.8%	1,478.1	31.4%	1,752.3	38.3%	894.6	31.4%

U.S. Insurance
Property
Pro Rata (1)	40.6	1.0%	196.9	4.8%	159.0	3.4%	42.9	0.9%	6.5	0.2%
Excess	-	0.0%	-	0.0%	-	0.0%	-	0.0%	-	0.0%
Casualty
Pro Rata (1)	825.7	20.6%	735.6	17.9%	1,008.8	21.4%	1,026.6	22.5%	815.0	28.6%
Excess	-	0.0%	-	0.0%	-	0.0%	-	0.0%	-	0.0%

Total (2)	866.3	21.7%	932.5	22.7%	1,167.8	24.8%	1,069.5	23.4%	821.5	28.9%

Specialty Underwriting
Property
Pro Rata (1)	179.3	4.5%	206.1	5.0%	374.8	8.0%	396.7	8.7%	397.5	14.0%
Excess	37.5	0.9%	65.2	1.6%	65.4	1.4%	64.3	1.4%	43.8	1.5%
Casualty
Pro Rata (1)	28.5	0.7%	30.7	0.7%	34.1	0.7%	28.1	0.6%	41.9	1.5%
Excess	5.9	0.1%	12.6	0.3%	12.8	0.3%	13.8	0.3%	5.3	0.2%

Total (2)	251.2	6.3%	314.6	7.6%	487.1	10.4%	502.9	11.0%	488.5	17.2%

Total U.S.
Property
Pro Rata (1)	599.6	15.0%	817.0	19.9%	873.5	18.6%	797.4	17.4%	552.7	19.4%
Excess	340.7	8.5%	302.1	7.4%	274.2	5.8%	305.3	6.7%	221.6	7.8%
Casualty
Pro Rata (1)	1,300.9	32.5%	1,295.7	31.5%	1,745.7	37.1%	1,680.4	36.8%	1,076.1	37.8%
Excess	213.0	5.3%	218.5	5.3%	239.6	5.1%	541.6	11.8%	354.2	12.4%

Total (2)	2,454.2	61.3%	2,633.3	64.1%	3,133.0	66.6%	3,324.7	72.7%	2,204.6	77.4%

International (4)
Property
Pro Rata (1)	415.4	10.4%	421.4	10.3%	426.0	9.1%	328.5	7.2%	229.4	8.1%
Excess	195.6	4.9%	160.4	3.9%	159.7	3.4%	118.6	2.6%	78.4	2.8%
Casualty
Pro Rata (1)	53.9	1.3%	66.4	1.6%	51.2	1.1%	31.3	0.7%	30.6	1.1%
Excess	66.8	1.7%	58.4	1.4%	50.8	1.1%	42.4	0.9%	26.1	0.9%

Total (2)	731.7	18.3%	706.6	17.2%	687.7	14.6%	520.8	11.4%	364.5	12.8%

Bermuda Operations (4)
Property
Pro Rata (1)	312.3	7.8%	322.9	7.8%	309.7	6.6%	230.0	5.0%	136.1	4.8%
Excess	174.3	4.4%	151.8	3.7%	232.5	4.9%	239.5	5.2%	80.5	2.8%
Casualty
Pro Rata (1)	230.7	5.8%	208.8	5.1%	227.0	4.8%	175.4	3.8%	19.8	0.7%
Excess	97.7	2.4%	85.2	2.1%	114.2	2.4%	83.3	1.8%	41.0	1.4%

Total (2) (3)	815.0	20.4%	768.7	18.7%	883.4	18.8%	728.2	15.9%	277.4	9.7%

Total Company
Property
Pro Rata (1)	1,327.3	33.2%	1,561.3	38.0%	1,609.2	34.2%	1,355.9	29.6%	918.2	32.3%
Excess	710.6	17.8%	614.3	15.0%	666.4	14.2%	663.4	14.5%	380.5	13.4%
Casualty
Pro Rata (1)	1,585.5	39.6%	1,570.9	38.2%	2,023.9	43.0%	1,887.2	41.3%	1,126.5	39.6%
Excess	377.5	9.4%	362.1	8.8%	404.6	8.6%	667.3	14.6%	421.3	14.8%

Total (2)	$4,000.9	100.0%	$4,108.6	100.0%	$4,704.1	100.0%	$4,573.8	100.0%	$2,846.5	100.0%

______________

(1) For purposes of the presentation above, pro rata includes reinsurance attaching to the first dollar of loss incurred by the ceding company and insurance.
(2) Certain totals and subtotals may not reconcile due to rounding.
(3) Includes immaterial amounts of life and annuity premium.
(4) International and Bermuda operations for 2003 and 2002 have been restated in accordance with FAS 131 due to the sale of the UK branch.

U.S. Reinsurance Operation.  The Company’s U.S. Reinsurance operation writes property and casualty reinsurance, both treaty and facultative, through reinsurance brokers as well as directly with ceding companies within the U.S. The Company targets certain brokers and, through the broker market, specialty companies and small to medium sized standard lines companies. The Company also targets companies that place their business predominantly in the direct market, including small to medium sized regional ceding companies, and seeks to develop long-term relationships with those companies. In addition, the U.S. Reinsurance operation writes portions of reinsurance programs for large, national insurance companies.

In 2006, $587.4 million of gross written premiums were attributable to U.S. treaty property business, of which 35.4% was written on an excess of loss basis and 64.6% was written on a pro rata basis. The Company’s property underwriters utilize sophisticated underwriting methods to analyze and price property business. The Company manages its exposures to catastrophe and other large losses by limiting exposures on individual contracts and limiting aggregate exposures to catastrophes in any particular zone and across contiguous zones.

U.S. treaty casualty business accounted for $533.5 million of gross written premiums in 2006, of which 22.1% was written on an excess of loss basis and 77.9% was written on a pro rata basis. The treaty casualty business consists of professional liability, D&O liability, workers’ compensation, excess and surplus lines and other liability coverages. As a result of the complex technical nature of most of these risks, the Company’s casualty underwriters tend to specialize by line of business and work closely with the Company’s pricing actuaries.

The Company’s facultative unit conducts business both through brokers and directly with ceding companies, and consists of four underwriting units representing property, casualty, specialty and national brokerage lines of business. Business is written from a facultative headquarters office in New York and satellite offices in Chicago and Oakland. In 2006, $70.6 million, $107.1 million, $13.2 million and $24.9 million of gross written premiums were attributable to the property, casualty, specialty and national brokerage business, respectively.

In 2006, 87.8%, 9.1% and 3.1% of the U.S. Reinsurance operation’s gross written premiums were written in the broker reinsurance, direct reinsurance and insurance markets, respectively.

U.S. Insurance Operation.  In 2006, the Company’s U.S. Insurance operation wrote $866.3 million of gross written premiums, of which 95.3% was casualty, predominantly workers’ compensation insurance and 4.7% was property. Of the total business written, Everest National wrote $587.5 million and Everest Re wrote $13.9 million, principally targeting commercial property and casualty business written through general agents with program administrators. Workers’ compensation business accounted for $302.6 million, or 34.9% of the total business written, including $170.0 million, or 56.2%, of California workers’ compensation business. Non-workers’ compensation business represented $563.7 million, or 65.1% of the total business written. Everest Indemnity wrote $239.0 million, principally excess and surplus lines insurance business written through surplus lines brokers. Everest Security wrote $25.9 million, principally non-standard auto insurance written through retail agents. With respect to insurance written through general agents and surplus lines brokers, the Company supplements the initial underwriting process with periodic claims, underwriting and operational reviews and ongoing monitoring.

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

Gross written premiums of the A&H unit in 2006 totaled $83.3 million, mostly written through brokers.

Gross written premiums of the marine and aviation unit in 2006 totaled $97.4 million, substantially all of which was written on a treaty basis and sourced through reinsurance brokers. Marine treaties represented 64.6% of marine and aviation gross written premiums in 2006 and consisted mainly of hull and energy coverage. Approximately 43.4% of the marine unit premiums in 2006 were written on a pro rata basis and 56.6% as excess of loss. Aviation premiums accounted for 35.4% of marine and aviation gross written premiums in 2006 and included reinsurance for airlines and general aviation. Approximately 82.9% of the aviation unit’s premiums in 2006 was written on a pro rata basis and 17.1% as excess of loss.

In 2006, gross written premiums of the surety unit totaled $70.5 million, 99.8% of which were written on a pro rata basis. Most of the portfolio is reinsurance of contract surety bonds written directly with ceding companies, with the remainder being credit reinsurance, mostly in international markets.

International Operation.   The Company’s International operation focuses on opportunities in the international reinsurance markets. The Company targets several international markets, including: Canada, with a branch in Toronto; Asia, with a branch in Singapore; and Latin America, Africa and the Middle East, which business is serviced from Everest Re’s Miami and New Jersey offices. The Company also writes from New Jersey “home-foreign” business, which provides reinsurance on the international portfolios of U.S. insurers. Approximately 83.5% of the Company’s 2006 international gross written premiums represented property business, while 16.5% represented casualty business. As with its U.S. operations, the Company’s International operation focuses on financially sound companies that have strong management and underwriting discipline and expertise. Approximately 71.9% of the Company’s international business was written through brokers, with 28.1% written directly with ceding companies.

Gross written premiums of the Company’s Canadian branch totaled $152.1 million in 2006 and consisted of pro rata property (29.0%), excess property (24.4%), pro rata casualty (15.4%) and excess casualty (31.2%). Approximately 74.5% of the Canadian premiums consisted of treaty reinsurance, while 25.5% was facultative reinsurance.

The Company’s Singapore branch covers the Asian markets and accounted for $143.0 million of gross written premiums in 2006. This business consisted of pro rata property (53.6%), excess property (40.8%), pro rata casualty (3.6%) and excess casualty (2.0%).

International business written out of Everest Re’s Miami and New Jersey offices accounted for $435.7 million of gross written premiums in 2006 and consisted of pro rata treaty property (67.6%), pro rata treaty casualty (5.8%), excess treaty property (15.6%), excess treaty casualty (3.5%) and facultative property and casualty (7.5%). Of this international business, 59.8% was sourced from Latin America, 21.7% was sourced from the Middle East, 8.5% was sourced from Africa, 8.3% was “home-foreign” business, 1.5% was sourced from Asia and 0.2% was sourced from Europe.

Bermuda Operation.   The Company’s Bermuda operation writes property and casualty insurance and reinsurance through Bermuda Re and property and casualty reinsurance through its UK branch. In 2006, the Bermuda operation had gross property and casualty written premiums of $267.5 million accounting for virtually all of its business, of which $47.6 million or 17.8% was facultative reinsurance or individual risk insurance and $218.6 million or 81.7% was treaty reinsurance.

In 2006, the UK branch of Bermuda Re wrote $547.5 million of gross treaty reinsurance premium consisting of pro rata property (44.1%), excess property (18.8%), pro rata casualty (23.6%) and excess casualty (13.5%).

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

Underwriting
The Company’s ability to write both property and casualty risks allows it to underwrite entire contracts or major portions thereof that might otherwise need to be syndicated among several reinsurers. The Company’s strategy is to “lead” in as many of the reinsurance treaties it underwrites as possible. The lead reinsurer on a treaty generally accepts one of the largest percentage shares of the treaty and is in the strongest position to negotiate price, terms and conditions. Management believes this strategy enables it to obtain more favorable terms and conditions on the treaties on which it participates. When the Company does not lead the treaty, it may still suggest changes to any aspect of the treaty. The Company may decline to participate on a treaty based upon its assessment of all relevant factors.

The Company’s treaty underwriting process emphasizes a team approach among the Company’s underwriters, actuaries and claim staff. Treaties are reviewed for compliance with the Company’s general underwriting standards and certain larger treaties are evaluated, in part, based upon actuarial analyses by the Company. The actuarial models used in such analyses are tailored in each case to the subject exposures and loss experience. The Company does not separately evaluate each of the individual risks assumed under its treaties. The Company does, however, evaluate the underwriting guidelines of its ceding companies to determine their adequacy prior to entering into a treaty. The Company, when appropriate, also conducts underwriting, operational and claim audits at the offices of ceding companies to monitor adherence to underwriting guidelines. Underwriting audits focus on the quality of the underwriting staff, pricing and risk selection and rate monitoring over time. Claim audits, when appropriate, are performed in order to evaluate the client’s claims handling abilities and practices.

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

The Company’s insurance operations principally write casualty coverages for homogeneous risks through select program managers. These programs are evaluated based upon actuarial analysis and the program manager’s capabilities. The Company’s rates, forms and underwriting guidelines are tailored to specific risk types. The Company’s underwriting, actuarial, claim and financial functions work closely with its program managers to establish appropriate underwriting and processing guidelines as well as appropriate performance monitoring mechanisms.

Risk Management of Underwriting and Retrocession Arrangements
Underwriting Risk and Accumulation Controls.   Each segment and business unit manages its underwriting risk in accordance with established guidelines. These guidelines place dollar limits on the amount of business that can be written based on a variety of factors, including ceding company profile, line of business, geographic location and risk hazards. In each case, the guidelines permit limited exceptions, which must be authorized by the Company’s senior management. Management regularly reviews and revises these guidelines in response to changes in business unit market conditions, risk versus reward analyses and the Company’s underwriting risk management processes.

The operating results and financial condition of the Company can be adversely affected by catastrophe and other large losses. The Company manages its exposure to catastrophes and other large losses by:

•	selective underwriting practices;

•	diversifying its risk portfolio by geographic area and by types and classes of business;

•	limiting its aggregate catastrophe loss exposure in any particular geographic zone and contiguous zones;

•	purchasing retrocessional protection to the extent that such coverage can be secured cost-effectively. See "Retrocession Arrangements".

Like other insurance and reinsurance companies, the Company is exposed to multiple insured losses arising out of a single occurrence, whether a natural event, such as a hurricane or an earthquake, or other catastrophe, such as an explosion at a major factory. A large catastrophic event can be expected to generate insured losses to multiple reinsurance treaties, facultative certificates and across lines of business.

The Company focuses on potential portfolio losses that could result from any single event or series of events as part of its evaluation and monitoring of its aggregate exposures to catastrophic events. Accordingly, the Company employs various techniques to estimate the amount of loss it could sustain from any single catastrophic event in various geographic areas. These techniques range from non-modeled deterministic approaches—such as tracking aggregate limits exposed in catastrophe-prone zones and applying historic damage factors—to modeled approaches that scientifically measure catastrophe risks using sophisticated Monte Carlo simulation techniques that forecast frequency and severity of expected losses on a probabilistic basis.

No single universal model is currently capable of projecting the amount and probability of loss in all global geographic regions in which the Company conducts business. In addition, the form, quality and granularity of underwriting exposure data furnished by ceding companies is not uniformly compatible with the data requirements for the Company’s licensed models, which adds to the inherent imprecision in the potential loss projections. Further, the results from multiple models and analytical methods must be combined and interpolated to estimate potential losses by and across business units. The combination of techniques potentially adds to the imprecision of the Company’s estimates. Also, while most models have been updated in 2006 to better incorporate factors that contributed to unprecedented industry storm losses in 2004 and 2005, such as flood, storm surge and demand surge, catastrophe model projections are inherently imprecise. In addition, uncertainties with respect to future climatic patterns and cycles add to the already significant uncertainty of loss projections from models using historic long-term frequency and severity data.

Nevertheless, when combined with traditional risk management techniques and sound underwriting judgment, catastrophe models are a useful tool for underwriters to price catastrophe exposed risks and for providing management with quantitative analyses with which to monitor and manage catastrophic risk exposures by zone and across zones for individual and multiple events.

Projected catastrophe losses are generally summarized in terms of the probable maximum loss (“PML”). The Company defines PML as its anticipated loss, taking into account contract terms and limits, caused by a single catastrophe affecting a broad contiguous geographic area, such as that caused by a hurricane or earthquake. The PML will vary depending upon the severity of modeled simulated losses and the make-up of the in force book of business. The projected severity levels are described in terms of “return periods”, such as “100-year events” and

“250-year events”. For example, a 100-year PML corresponds to the estimated loss from a single event which has a 1% probability of being exceeded in a twelve month period. Conversely, it corresponds to a 99% probability that the loss from a single event will fall below the indicated PML. It is important to note that PMLs are estimates. Modeled events are hypothetical events produced by a stochastic model. As a result, there can be no assurance that any actual event will align with the modeled event or that actual losses from events similar to the modeled events will not vary materially from the modeled event PML.

From a risk management perspective, the Company endeavors to manage its catastrophe risk profile such that the projected economic loss from its largest 100-year event does not exceed approximately $500 million. Economic loss is viewed as the gross PML loss reduced by estimated reinstatement premiums to renew coverage and income taxes. The impact of income taxes on the PML depends on the distribution of the losses by corporate entity, which is also affected by inter-affiliate reinsurance. Management also monitors its largest PMLs at multiple points along the loss distribution curve, such as loss amounts at the 20, 50, 100, 250, 500 and 1,000 year return periods. This process enables management to identify exposure accumulations to integrate into enterprise risk, underwriting and capital management processes.

The Company’s catastrophe loss projections, segmented by risk zones, are updated quarterly and reviewed as part of a formal risk management review process. The table below reflects the Company’s pre-tax PMLs at various return times for its top three zones/perils (as ranked by the largest 1 in 100 year events) based on loss projection data as of January 1, 2007:

(Dollars in millions)
Return Periods (in years)	1 in 20	1 in 50	1 in 100	1 in 250	1 in 500	1 in 1,000
Exceeding Probability	5.0%	2.0%	1.0%	0.4%	0.2%	0.1%
Zone/Area, Peril
Southeast U.S., Wind	$368	$575	$777	$1,045	$1,227	$1,296
Europe, Wind	288	539	702	809	915	952
California, Earthquake	235	410	532	686	872	1,045

The above PML table is both gross and net of retrocessional coverage. While the Company considers purchasing corporate level retrocessional protection by evaluating the underlying exposures in comparison to the availability of cost-effective protection, there was no retrocessional coverage in place at January 1, 2007. The Company continues to evaluate the availability and cost of various retrocessional products and less mitigation approaches in the marketplace.

The projected economic losses for the three highest 1 in 100 PML losses in the above table are as follows: for the Southeast U.S. wind storm, $471 million; for the European windstorm, $462 million and for California earthquake, $350 million. The projection for the Southeast windstorm does not consider any impacts from the recently enacted Florida insurance reform that increases insurers’ access to the Florida Hurricane Catastrophe Fund, thus potentially reducing the amount of reinsurance purchased from the private reinsurance markets. The Company is unable to predict if this will reduce future reinsurance coverage in Florida and correspondingly reduce the PML for a Southeast windstorm.

The Company believes that its methods of monitoring, analyzing and managing catastrophe exposures provide a credible risk management framework, which can be integrated with its underwriting business and capital management activities. However, there is much uncertainty and imprecision inherent in the models, risk management framework and underlying exposures. As a result, there can be no assurance that the Company will not experience losses from individual events that exceed the PML or other return period projections, perhaps by a material amount. Nor can there be assurance that the Company will not experience events impacting multiple zones, or multiple severe events that could, in the aggregate, exceed the Company’s PML expectations by a significant amount.

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

The Company also considers purchasing corporate level retrocessional protection covering the potential accumulation of exposures. Such consideration includes balancing the underlying exposures against the availability of cost-effective retrocessional protection. For years ended December 31, 1999, 2000 and 2001, the Company purchased accident year aggregate excess of loss retrocession coverage that provided up to $175 million of coverage for each year. These excess of loss policies provided coverage if Everest Re’s consolidated statutory basis accident year loss ratio exceeded a specified attachment point for each year of coverage. The attachment point was net of inuring reinsurance and included adjustable premium provisions that effectively caused the Company to offset, on a pre-tax income basis, up to approximately 57% of such ceded losses. The maximum recovery for each year was $175 million before giving effect to the adjustable premium. As of

December 31, 2005, the Company had ceded the maximum limits under all three contracts. The Company has not purchased similar corporate level coverage subsequent to December 31, 2001.

All of the Company’s retrocessional agreements transfer significant reinsurance risk and therefore, are accounted for as reinsurance under Statement of Financial Accounting Standards No. 113, “Accounting and Reporting for Reinsurance of Short Duration and Long Duration Contracts”.

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

As of December 31, 2006, the Company carried as an asset $772.8 million in reinsurance receivables with respect to losses ceded. Of this amount, $169.4 million, or 21.9%, was receivable from Transatlantic Reinsurance Company (“Transatlantic”), $100.9 million, or 13.1%, was receivable from LM, $100.2 million, or 13.0%, was receivable from Founders Insurance Company Limited (“Founders”), which is partially collateralized by a trust, $100.0 million, or 12.9%, was receivable from Continental Insurance Company (“Continental”), $52.5 million, or 6.8%, was receivable from subsidiaries of London Reinsurance Group (“London Life”), which is fully collateralized by letters of credit, and $42.7 million, or 5.5%, was receivable from Munich Reinsurance Company (“Munich Re”). No other retrocessionaire accounted for more than 5% of the Company’s receivables. Although management carefully selects its reinsurers, the Company is subject to credit risk with respect to its reinsurance because the ceding of risk to reinsurers does not relieve the Company of its liability to insureds or ceding companies. See ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition”.

The Company’s arrangements with London Life and Continental are managed on a funds held basis, which means that the Company has retained the premiums earned by the retrocessionaire to secure obligations of the retrocessionaire, recorded them as a liability, credited interest on the balances at a stated contractual rate and reduced the liability account as payments become due. As of December 31, 2006, such funds had reduced the Company’s net exposure to Continental to $33.2 million. As of December 31, 2005, such funds had reduced the Company’s net exposure to London Life to $115.4 million, effectively 100% of which has been secured by letters of credit, and its exposure to Continental to $38.7 million.

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

The Company intensively manages its asbestos and environmental (“A&E”) exposures through dedicated, centrally managed claim staffs for Mt. McKinley and Everest Re. Both are staffed with experienced claim and legal professionals who specialize in the handling of such exposures. These units actively manage each individual insured and reinsured account, responding to claim developments with evaluations of the involved exposures and adjustment of reserves as appropriate. Specific or general claim developments that may have material implications for the Company are regularly communicated to senior management, actuarial, legal and financial areas. Senior management and claim management personnel meet at least quarterly to review the Company’s overall reserve positions and make changes, if appropriate. The Company continually reviews its internal processing, communications and analytics, seeking to enhance the management of its A&E exposures, in particular in regard to changes in asbestos claims and litigation.

Reserves for Unpaid Property and Casualty Losses and Loss Adjustment Expenses
Significant periods of time may elapse between the occurrence of an insured loss, the reporting of the loss to the insurer and the reinsurer and the payment of that loss by the insurer and subsequent payments to the insurer by the reinsurer. To recognize liabilities for unpaid losses and LAE, insurers and reinsurers establish reserves, which are balance sheet liabilities representing estimates of future amounts needed to pay reported and unreported claims and related expenses for losses that have already occurred. Actual losses and LAE paid may deviate, perhaps substantially, from such reserves. To the extent reserves prove to be insufficient to cover actual losses and LAE after taking into account available reinsurance coverage, the Company would have to recognize such reserve shortfalls and incur a charge to earnings, which could be material in the period such recognition takes place. See ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Loss and LAE Reserves”.

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

Like many other property and casualty insurance and reinsurance companies, the Company has experienced adverse loss development for prior accident years, which has led to adjustments in losses and LAE reserves. The increase in net reserves for prior accident years reduced net income in the periods in which the adjustments were made. There can be no assurance that adverse development from prior years will not continue in the future or that such adverse development will not have a material adverse effect on net income.

Changes in Historical Reserves
The following table shows changes in historical loss reserves for the Company for 1996 and subsequent years. The table is presented on a GAAP basis except that the Company’s loss reserves for its Canadian branch operations are presented in Canadian dollars, the impact of which is not material. The top line of the table shows the estimated initial reserves for unpaid losses and LAE recorded at each year end date. The upper (paid) portion of the table presents the cumulative amounts paid through each subsequent year on those claims for which reserves were carried as of each specific year end. The lower (liability re-estimated) portion shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year. The reserve estimates are revised as more information becomes known about the actual claims for which the initial reserves were carried. The cumulative redundancy/(deficiency) line represents the cumulative change in estimates since the initial reserve was established. It is equal to the initial reserve less the latest estimate of the ultimate liability.

Since the Company has international operations, some of its loss reserves are established in foreign currencies and converted to U.S. dollars for financial reporting. Changes in conversion rates from period-to-period impact the U.S. dollar value of carried reserves and correspondingly, the cumulative redundancy/(deficiency) line of the table. However, unlike other reserve development that affects net income, the impact of currency translation is a component of other comprehensive income. To differentiate these two reserve development components, the translation impacts for each calendar year are reflected in the table of Effects on Pre-tax Income Resulting from Reserve Re-estimates.

Each amount other than the original reserves in the top half of the table below includes the effects of all changes in amounts for prior periods. For example, if a loss settled in 1999 for $100,000, was first reserved in 1996 at $60,000 and remained unchanged until settlement, the $40,000 deficiency (actual loss minus original estimate) would be included in the cumulative redundancy/(deficiency) in each of the years in the period 1996 through 1998 shown below. Conditions and trends that have affected development of the ultimate liability in the past are not indicative of future developments. Accordingly, it is not appropriate to extrapolate future redundancies or deficiencies based on this table.

Ten Year GAAP Loss Development Table Presented Net of Reinsurance with Supplemental Gross Data (1) (2) (3)
	Years Ended December 31,
(Dollars in millions)	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006
Net Reserves for unpaid
loss and LAE	$2,551.6	$2,810.0	$2,953.5	$2,977.4	$3,364.9	$3,472.5	$3,895.8	$5,158.4	$6,766.9	$8,175.4	$8,078.9
Paid (cumulative) as of:
One year later	331.2	450.8	484.3	673.4	718.1	892.7	902.6	1,141.7	1,553.1	2,116.9
Two years later	619.2	747.9	955.3	1,159.1	1,264.2	1,517.9	1,641.7	1,932.6	2,412.3
Three years later	813.7	1,101.5	1,295.5	1,548.3	1,637.5	2,033.5	2,176.8	2,404.6
Four years later	1,055.9	1,363.1	1,575.9	1,737.8	2,076.0	2,413.1	2,485.2
Five years later	1,253.0	1,592.5	1,693.3	1,787.2	2,286.4	2,612.3
Six years later	1,450.2	1,673.4	1,673.9	1,856.0	2,482.5
Seven years later	1,510.2	1,665.3	1,711.1	2,017.5
Eight years later	1,516.1	1,669.3	1,799.2
Nine years later	1,503.2	1,731.6
Ten years later	1,544.9
Net Liability re-estimated
as of:
One year later	2,548.4	2,836.2	2,918.1	2,985.2	3,364.9	3,612.6	4,152.7	5,470.4	6,633.7	8,419.8
Two years later	2,575.9	2,802.2	2,921.6	2,977.2	3,484.6	3,901.8	4,635.0	5,407.1	6,740.5
Three years later	2,546.0	2,794.7	2,910.3	3,070.5	3,688.6	4,400.0	4,705.3	5,654.5
Four years later	2,528.0	2,773.5	2,924.5	3,202.6	4,210.3	4,516.7	5,062.5
Five years later	2,515.7	2,765.2	3,002.2	3,430.3	4,216.5	4,814.0
Six years later	2,507.9	2,778.9	2,997.8	3,338.1	4,379.3
Seven years later	2,510.1	2,767.3	2,941.6	3,356.7
Eight years later	2,517.3	2,738.7	2,931.5
Nine years later	2,517.6	2,738.4
Ten years later	2,528.1
Cumulative redundancy/
(deficiency)	$23.5	$71.6	$22.0	$(379.3)	$(1,014.4)	$(1,341.5)	$(1,166.7)	$(496.1)	$26.5	$(244.4)

Gross liability-
end of year	$3,298.2	$3,498.7	$3,869.2	$3,705.2	$3,853.7	$4,356.0	$4,985.8	$6,424.7	$7,886.6	$9,175.1	$8,888.0
Reinsurance receivable	746.6	688.7	915.7	727.8	488.8	883.5	1,090.0	1,266.3	1,119.7	999.7	809.1

Net liability-end of year	2,551.6	2,810.0	2,953.5	2,977.4	3,364.9	3,472.5	3,895.8	5,158.4	6,766.9	8,175.4	8,078.9

Gross re-estimated
liability at
at December 31, 2006	3,914.0	3,992.3	4,142.4	4,605.9	5,491.9	6,194.1	6,402.2	6,986.3	7,860.3	9,397.5
Re-estimated receivable
at December 31, 2006	1,386.0	1,253.8	1,210.9	1,249.2	1,112.6	1,380.1	1,339.7	1,331.8	1,119.8	977.7

Net re-estimated liability
at December 31, 2006	2,528.1	2,738.4	2,931.5	3,356.7	4,379.3	4,814.0	5,062.5	5,654.5	6,740.5	8,419.8

Gross cumulative
(deficiency)/redundancy	$(595.6)	$(493.6)	$(273.2)	$(900.7)	$(1,638.2)	$(1,838.1)	$(1,416.4)	$(561.6)	$26.3	$(222.5)

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

Six of the most recent seven years in the above table reflect cumulative deficiencies, also referred to as adverse development, with the largest indicated cumulative deficiency in 2001. Three active classes of business were the principal contributors to those deficiencies in the years 1999 through 2003: professional liability reinsurance, general casualty reinsurance and workers’ compensation insurance. In 2005, the cumulative deficiency was principally due to adverse development of property catastrophes. In addition to these active business classes, there has continued to be adverse experience on A&E reserves.

In the professional liability reinsurance class, the late 1990s and early 2000s saw a proliferation of claims relating to bankruptcies and other corporate, financial and/or management improprieties. This resulted in an increase in the frequency and severity of claims under the professional liability policies reinsured by the Company. In the general casualty area, the Company has experienced claim frequency and severity greater than expected in the Company’s pricing and reserving assumptions, particularly for accident years 1999 and 2000. This experience reflects unfavorable trends in litigation and economic variability. With respect to both of these classes, another factor was the increasingly competitive conditions in insurance and reinsurance markets during this period. While the Company seeks to manage the impact of competitive condition changes on its results, it is generally unable to insulate itself entirely from the underlying industry cycles of its principal businesses. See ITEM 1, “Business – Competition”.

In the workers’ compensation insurance class, the majority of which was written in California, the Company has experienced adverse development primarily for accident years 2001 and 2002 due to higher than expected claim frequency and severity. As a result of significant growth in this book of business in a challenging business environment, the Company’s writings in this class were subject to more relative variability than are some of its established and/or stable lines of business. Although cumulative results through 2006 continue to be quite profitable for this book of business, there has been some deterioration in claim frequency and severity related to accident years 2001 and 2002.

Management believes that adequate provision has been made for the Company’s loss and LAE reserves. While there can be no assurance that these reserves will not need to be increased in the future, management believes that the Company’s existing reserves, reserving methodologies and retrocessional arrangements reduce the likelihood that any such increases would have a material adverse effect on the Company’s financial condition, results of operations or cash flows. These statements regarding the Company’s loss reserves are forward looking statements within the meaning of the U.S. federal securities laws and are intended to be covered by the safe harbor provisions contained therein. See ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Safe Harbor Disclosure”.

The following table is derived from the Ten Year GAAP Loss Development Table above and summarizes the effect of reserve re-estimates, net of reinsurance, on calendar year operations by accident year for the same ten year period ended December 31, 2006. Each column represents the amount of net reserve re-estimates made in the indicated calendar year and shows the accident years to which the re-estimates are applicable. The amounts in the total accident year column on the far right represent the cumulative reserve re-estimates for the indicated accident years.

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

Effects on Pre-tax Income Resulting from Reserves Re-estimates (1)
											Cumulative Re-estimates for Each
(Dollars in millions)	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	Accident Year
Accident Years
1996 & prior	$3.2	$(27.5)	$29.9	$18.0	$12.3	$7.8	$(2.2)	$(7.2)	$(0.3)	$(10.5)	$23.5
1997		1.3	4.1	(10.4)	8.9	0.4	(11.5)	18.8	28.8	10.8	51.2
1998			1.4	(11.0)	(9.8)	(22.5)	(64.0)	(7.2)	27.6	9.8	(75.8)
1999				(4.3)	(3.3)	(79.1)	(54.4)	(232.1)	36.0	(28.7)	(365.9)
2000					(7.9)	(26.4)	(71.9)	(294.1)	(98.3)	(144.2)	(642.9)
2001						(20.4)	(85.2)	23.5	(110.6)	(134.4)	(327.1)
2002							32.3	15.9	46.4	(60.0)	34.7
2003								170.3	133.7	109.7	413.7
2004									69.9	140.7	210.5
2005										(137.6)	(137.6)
Total calendar

year effect	$3.2	$(26.2)	$35.4	$(7.8)	$0.0	$(140.1)	$(256.9)	$(312.0)	$133.3	$(244.4)	$(815.6)
Canada (2)	9.6	8.3	(11.0)	4.9	7.4	(1.4)	(26.6)	(16.3)	(6.6)	(0.5)
Translation Adjustment	49.3	-	(17.0)	(26.9)	(17.7)	38.4	86.7	78.9	(100.3)	109.3

Re-estimate of net reserve after translation adjustmen	$62.1	$(17.9)	$7.4	$(29.8)	$(10.3)	$(103.1)	$(196.8)	$(249.4)	$26.4	$(135.6)

______________

(1) Some totals may not reconcile due to rounding.
(2) This adjustment converts Canadian dollars to U.S. dollars.

The reserve development by accident year reflected in the above table was generally the result of the same factors described above that caused the deficiencies shown in the Ten Year GAAP Loss Development Table. The unfavorable development experienced in the 1998 through 2001 accident years relates principally to casualty reinsurance, including professional liability classes and workers’ compensation insurance where, in retrospect, the Company’s initial estimates of losses were underestimated principally as the result of unanticipated variability in the underlying exposures. The favorable development for accident years 2002 through 2004 relates primarily to favorable experience with respect to property reinsurance business. The unfavorable development experienced in the 2005 accident year relates primarily to property catastrophes from the unprecedented hurricanes of 2005.

The Company’s loss reserving methodologies continuously monitor the emergence of loss and loss development trends, seeking, on a timely basis, to both adjust reserves for the impact of trend shifts and to factor the impact of such shifts into its underwriting and pricing on a prospective basis.

The following table presents a reconciliation of beginning and ending reserve balances for the years indicated on a GAAP basis:

Reconciliation of Reserves for Losses and LAE
	Years Ended December 31,
(Dollars in millions)	2006	2005	2004
Gross reserves at beginning of period	$9,126.7	$7,836.3	$6,361.2

Incurred related to:
Current year	2,298.8	3,750.7	3,041.7
Prior years	135.6	(26.4)	249.4

Total incurred losses	2,434.4	3,724.3	3,291.1

Paid related to:
Current year	522.7	664.9	607.1
Prior years	2,116.9	1,553.1	1,141.7

Total paid losses	2,639.6	2,218.0	1,748.8

Foreign exchange/translation adjustment	109.3	(100.3)	78.9
Change in reinsurance receivables on unpaid losses and LAE	(190.7)	(115.6)	(146.1)

Gross reserves at end of period	$8,840.1	$9,126.7	$7,836.3

Development of prior year incurred losses was $135.6 million unfavorable in 2006, $26.4 million favorable in 2005 and $249.4 million unfavorable in 2004. Such losses were the result of the reserve development noted above, as well as inherent uncertainty in establishing loss and LAE reserves.

Reserves for Asbestos and Environmental Losses and Loss Adjustment Expenses
As of year end 2006, 7.4% of reserves reflect an estimate for the Company’s ultimate liability for A&E claims for which ultimate value cannot be estimated using traditional reserving techniques. The Company’s A&E liabilities stem from Mt. McKinley’s direct insurance business and Everest Re’s assumed reinsurance business. There are significant uncertainties in estimating the amount of the Company’s potential losses from A&E claims. See ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asbestos and Environmental Exposures” and Note 3 of Notes to Consolidated Financial Statements.

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

The Company endeavors to be actively engaged with every insured account posing significant potential asbestos exposure to Mt. McKinley. Such engagement can take the form of pursuing a final settlement, negotiation, litigation, or the monitoring of claim activity under Settlement in Place (“SIP”) agreements. SIP agreements generally condition an insurer’s payment upon the actual claim experience of the insured and may have annual payment caps or other measures to control the insurer’s payments. The Company’s Mt. McKinley operation is currently managing eight SIP agreements, three of which were executed prior to the acquisition of Mt. McKinley in 2000. The Company’s preference with respect to coverage settlements is to execute settlements that call for a fixed schedule of payments, because such settlements eliminate future uncertainty.

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

The following table summarizes the composition of the Company’s total reserves for A&E losses, gross and net of reinsurance, for the years ended December 31:

(Dollars in millions)	2006	2005	2004
Case reserves reported by ceding companies	$135.6	$125.2	$148.5
Additional case reserves established by the Company (assumed reinsurance) (1)	152.1	157.6	151.3
Case reserves established by the Company (direct insurance)	213.7	243.5	272.1
Incurred but not reported reserves	148.7	123.3	156.4

Gross reserves	650.1	649.6	728.3
Reinsurance receivable	(138.7)	(199.1)	(221.6)

Net reserves	$511.4	$450.5	$506.7

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

Future Policy Benefit Reserves
Future policy benefit liabilities for annuities are reported at the accumulated fund balance of these contracts. Reserves for those liabilities include both mortality and morbidity provisions with respect to life and annuity claims, both reported and unreported. Actual experience in a particular period may be worse than assumed experience and, consequently, may adversely affect the Company’s operating results for that period. See Note 1F of Notes to Consolidated Financial Statements.

Activity in the reserve for future policy benefits is summarized as follows:

	Years Ended December 31,
(Dollars in millions)	2006	2005	2004
Balance at beginning of year	$133.2	$152.2	$205.3
Liabilities assumed	0.3	0.2	0.3
Adjustments to reserves	3.0	11.6	8.5
Benefits paid in the current year	(35.5)	(30.8)	(19.5)
Contract terminations	-	-	(42.4)

Balance at end of year	$101.0	$133.2	$152.2

Investments
The board of directors of each of the Company’s operating subsidiaries is responsible for establishing investment policy and guidelines and, together with senior management, for overseeing their execution.

The Company’s principal investment objectives are to ensure funds are available to meet its insurance and reinsurance obligations and to maximize after-tax investment income while maintaining a high quality diversified investment portfolio. Considering these objectives, the Company views its investment portfolio as having two components; 1) the investments needed to satisfy outstanding liabilities and 2) investments funded by the Company’s shareholders’ equity.

For outstanding liabilities, the Company invests in taxable and tax-preferenced fixed income securities with an average credit quality of Aa, as rated by the independent investment rating service of Moody’s. The Company’s mix of taxable and tax-preferenced investments is adjusted continuously, consistent with the Company’s current and projected operating results, market conditions and the Company’s tax position. This fixed maturity portfolio is externally managed by an independent, professional investment manager using portfolio guidelines approved by the Company.

Over the past few years, the Company has reallocated its shareholders’ equity investment portfolio to include 1) publicly traded equity securities, primarily exchange traded funds, and 2) private equity limited partnership investments. The objective of this portfolio diversification is to enhance the risk-adjusted total return of the investment portfolio by allocating a prudent portion of the portfolio to higher return asset classes. The Company has limited its allocation to these asset classes because 1) the potential for volatility in their values and 2) the impact of these investments on regulatory and rating agency capital adequacy models. At December 31, 2006, the market value of investments in equity and limited partnership securities approximated 40% of shareholders’ equity.

The Company’s fixed income investment guidelines include a general duration guideline of five to six years. The duration of an investment is based on the maturity of the security but also reflects the payment of interest and the possibility of early prepayments. This investment duration guideline is established and periodically revised by management, which considers economic and business factors, as well as the Company’s average duration of potential liabilities, which, at December 31, 2006, is estimated at approximately 3.8 years based on the estimated payouts of underwriting liabilities using standard duration calculations.

The duration of the fixed income portfolio at December 31, 2006 was 4.1 years, down from 4.3 years at the prior year end. This shortened duration mainly reflects the Company’s elevated short-term investment holdings in response to relatively low interest rates combined with a flat to negative yield curve. In addition, at various times during the past three years the Company shortened duration in response to market interest rate movements by purchasing interest only strips of mortgage-backed securities (“interest only strips”). The interest only strips give the holder the right to receive interest payments at a stated coupon rate on an underlying pool of mortgages.

The interest payments on the outstanding mortgages are guaranteed by entities generally rated AAA. The ultimate cash flow from these investments is primarily dependent upon the average life of the underlying mortgage pool. Generally, as mortgage rates decline, mortgagors are more likely to prepay their mortgage loans, which decreases the average life of a mortgage pool and decreases expected cash flows. Conversely, as mortgage rates rise, repayments are more likely to slow and ultimate cash flows will tend to rise. Accordingly, the market value of these investments tends to increase as general interest rates rise and decline as general interest rates fall. These movements are generally counter to the impact of interest rate movements on the Company’s other fixed income investments. The Company held no interest only strip investments at December 31, 2006.

For each currency in which the Company has established substantial reserves, the Company seeks to maintain invested assets denominated in such currency in an amount approximately comparable to the estimated liabilities. Approximately 10.5% of the Company’s consolidated reserves for losses and LAE and unearned premiums represent estimated amounts payable in foreign currencies.

The Company’s overall financial strength and results of operations are, in part, dependent on the quality and performance of its investment portfolio. Net investment income and net realized capital gains (losses) on the Company’s invested assets constituted 14.7%, 13.4%, and 11.7% of the Company’s revenues for the years ended December 31, 2006, 2005 and 2004, respectively. The Company’s cash and invested assets totaled $14.0 billion at December 31, 2006, which consisted of 85.1% fixed maturities and cash of which 97.6% were investment grade, 11.6% equity securities and 3.3% other invested assets. The average maturity of fixed maturities was 7.4 years at December 31, 2006, and their overall duration was 4.1 years. As of December 31, 2006, the Company did not have any investments in commercial real estate or direct commercial mortgages or any material holdings of derivative investments, other than equity index puts discussed in Note 2 of Notes to Consolidated Financial Statements, or securities of issuers that are experiencing cash flow difficulty to an extent that the Company’s management believes could threaten the issuer’s ability to meet debt service payments, except where other than temporary impairments have been recognized.

As of December 31, 2006, the Company’s common stock portfolio, which is comprised primarily of publicly traded equity index funds, had a market value of $1,613.7 million, comprising 11.6% of total investments and cash.

The following table reflects investment results for the Company for each of the five years ended December 31:

(Dollars in millions)	Average Investments (1)	Pre-tax Investment Income (2)	Pre-tax Effective Yield	Pre-tax Realized Net Capital Gains (Losses)	Pre-tax Unrealized Net Capital (Losses) Gains
2006	$13,446.5	$629.4	4.68%	$35.1	$131.7
2005	12,067.8	522.8	4.33%	90.3	(77.8)
2004	10,042.2	495.9	4.94%	89.6	40.1
2003	7,779.1	402.6	5.18%	(38.0)	68.1
2002	6,068.1	350.7	5.78%	(50.0)	135.9
______________

(1) Average of the beginning and ending carrying values of investments and cash, less net funds held, future policy benefit reserve, and non-interest bearing cash. Bonds, common stock and redeemable and non-redeemable preferred stocks are carried at market value.
(2) After investment expenses, excluding realized net capital gains (losses).

The following table summarizes fixed maturities as of December 31, 2006 and 2005:

(Dollars in millions)	Amortized Cost	Unrealized Appreciation	Unrealized Depreciation	Market Value
December 31, 2006:
U.S. Treasury securities and obligations of U.S.
government agencies and corporations	$229.2	$1.3	$(3.8)	$226.7
Obligations of states and political subdivisions	3,633.2	164.4	(5.2)	3,792.4
Corporate securities	2,877.1	33.9	(55.0)	2,856.0
Mortgage-backed securities	1,626.0	2.8	(34.8)	1,594.0
Foreign government securities	1,019.9	18.6	(10.1)	1,028.4
Foreign corporate securities	824.8	11.4	(13.8)	822.4

Total	$10,210.2	$232.4	$(122.7)	$10,319.9

December 31, 2005:
U.S. Treasury securities and obligations of U.S.
government agencies and corporations	$205.0	$0.1	$(3.5)	$201.6
Obligations of states and political subdivisions	3,615.0	153.4	(8.1)	3,760.3
Corporate securities	2,857.4	51.9	(49.9)	2,859.4
Mortgage-backed securities	1,556.0	4.4	(33.2)	1,527.2
Foreign government securities	1,047.7	33.5	(1.7)	1,079.5
Foreign corporate securities	591.1	28.0	(5.0)	614.1

Total	$9,872.2	$271.3	$(101.4)	$10,042.1

The following table represents the credit quality distribution of the Company’s fixed maturities as of December 31:

	2006		2005
Rating Agency Credit Quality Distribution (Dollars in millions)	Market Value	Percent of Total	Market Value	Percent of Total
AAA	$6,301.9	61.1%	$5,923.0	59.0%
AA	1,213.3	11.7%	1,087.4	10.8%
A	1,628.5	15.8%	1,794.8	17.9%
BBB	886.6	8.6%	943.3	9.4%
BB	197.0	1.9%	208.2	2.1%
B	80.8	0.8%	74.4	0.7%
Other	11.8	0.1%	11.0	0.1%

Total	$10,319.9	100.0%	$10,042.1	100.0%

The following table summarizes fixed maturities by contractual maturity as of December 31, 2006:

(Dollars in millions)	Market Value	Percent of Total
Maturity category:
Less than one year	$637.1	6.2%
1-5 years	2,479.7	24.0%
5-10 years	2,008.1	19.5%
After 10 years	3,601.0	34.9%

Subtotal	8,725.9	84.6%
Mortgage-backed securities (1)	1,594.0	15.4%

Total	$10,319.9	100.0%

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

The Company believes that its ratings, in general, have become increasingly important to its operations because they provide the Company’s customers and investors with an independent assessment of the Company’s underlying financial strength using a scale that provides for relative comparisons. Strong financial ratings are particularly important for reinsurance companies. Ceding companies must rely on their reinsurers to pay covered losses well into the future. As a result, a highly rated reinsurer is generally preferred.

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

	A.M. Best		Standard & Poor's		Moody's
Senior Notes	a	(Strong ability)	A-	(Strong security)	A3	(Good security)
Trust Preferred Securities	a-	(Strong ability)	BBB	(Good security)	Baa1	(Adequate security)

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

Competition
The worldwide reinsurance and insurance businesses are highly competitive, as well as cyclical by product and market. Competition in the types of reinsurance and insurance business that the Company underwrites is based on many factors, including the perceived overall financial strength of the reinsurer or insurer, ratings of the reinsurer or insurer by A.M. Best and/or Standard & Poor’s (“S&P”), underwriting expertise, the jurisdictions where the reinsurer or insurer is licensed or otherwise authorized, capacity and coverages offered, premiums charged, other terms and conditions of the reinsurance and insurance business offered, services offered, speed of claims payment and reputation and experience in lines written. These factors operate at the individual market participant level to varying degrees, as applicable to the specific participant’s circumstances. They also operate in aggregate across the reinsurance industry more generally, contributing, in combination with economic conditions and variations in the reinsurance buying practices of insurance companies (by participant and in the aggregate), to cyclical movements in reinsurance rates, terms and conditions and ultimately reinsurance industry aggregate financial results.

The Company competes in the U.S., Bermuda and international reinsurance and insurance markets with numerous global competitors. The Company’s competitors include independent reinsurance and insurance companies, subsidiaries or affiliates of established worldwide insurance companies, reinsurance departments of certain insurance companies and domestic and international underwriting operations, including underwriting syndicates at Lloyd’s. Some of these competitors have greater financial resources than the Company and have established long-term and continuing business relationships, which can be a significant competitive advantage. In addition, the lack of strong barriers to entry into the reinsurance business and the potential for securitization of reinsurance and insurance risks through capital markets provide additional sources of potential reinsurance and insurance capacity and competition.

In 2006, the Company observed strong price increases, and more restricted limits, in those property lines and regions that were most affected by the catastrophe events of 2005, principally Hurricanes Katrina, Rita and Wilma. Reinsurance capacity in these areas was constrained, particularly for catastrophe reinsurance, which includes southeastern U.S. exposures and in the retrocession and energy lines. The record catastrophe losses of 2005 have also generally led to modest strengthening for U.S. property lines that have little or no substantive catastrophe exposure and price stabilization in most casualty insurance and reinsurance markets. However, certain of the Company’s U.S. casualty lines continue to exhibit weaker market conditions led by the medical stop loss and D&O reinsurance classes, as well as the California workers’ compensation insurance line. The Company believes that U.S. casualty reinsurance generally remains adequately priced; however, increased price competition at the insurance company level and cedants’ increased appetite for retaining more profitable business net following several years of hard-market conditions, may result in modestly softer reinsurance pricing. The Company’s U.S. insurance operation is less affected by these standard casualty insurance market conditions given its specialty insurance program orientation. Finally, the Company continues to observe generally stable property reinsurance market conditions in most countries outside of the U.S., except for hardening property market conditions in Mexico following Hurricane Wilma, while casualty rates are softening.

U.S. property reinsurance market conditions tightened, particularly within peak catastrophe zones, during 2006. This market hardening was particularly pronounced in third quarter renewals with incrementally higher rate changes and even more restrictive coverage terms than earlier in 2006. As a result, many reinsurance buyers were not able to fully place their reinsurance program and have been forced to raise retention levels and/or reduce catastrophe limit purchases. In turn, insurance companies continue to adjust limits and coverages and increase the premium rates they charge their customers. Together, these trends have generally resulted in insurance companies retaining more property risk exposure and being more prone to potential future earnings volatility than in past years. This trend reflects an imbalance between reinsurance supply and demand. As a result of this imbalance and higher rates, additional competition is entering the market in the form of new companies and alternative risk transfer mechanisms. In January 2007, the Florida legislature enacted insurance reform that increases insurer’s access to the Florida Hurricane Catastrophe Fund, thus potentially reducing the amount of reinsurance purchased from the private reinsurance market. The Company is unable to predict the impact on future market conditions from the increased competition and legislative reform. In addition to these market forces, reinsurers continue to reassess their risk appetites and rebalance their property portfolios to reflect improved price to exposure metrics against the backdrop of: (i) recent revisions to the industry’s catastrophe loss projection models, which are indicating significantly higher loss potentials and consequently higher pricing requirements and (ii) elevated rating agency scrutiny and capital requirements for many catastrophe exposed companies.

In light of its 2005 catastrophe experience, the Company reexamined its risk management practices, concluded that its control framework operated generally as intended and made appropriate portfolio adjustments to its property reinsurance operations during the first nine months of 2006. This portfolio repositioning, particularly within peak catastrophe zones, including Southeast U.S., Mexico and Gulf of Mexico, has enabled the Company to benefit from these dislocated markets by carefully shifting the mix of its writings toward the most profitable classes, lines, customers and territories and enhancing portfolio balance and diversification.

Overall, the Company believes that current marketplace conditions offer solid opportunities for the Company given its strong ratings, distribution system, reputation and expertise. The Company continues to employ its opportunistic strategy of targeting those segments offering the greatest profit potential, while maintaining balance and diversification in its overall portfolio.

Employees
As of February 1, 2007, the Company employed 736 persons. Management believes that employee relations are good. None of the Company’s employees are subject to collective bargaining agreements, and the Company is not aware of any current efforts to implement such agreements.

Regulatory Matters
The Company and its insurance subsidiaries are subject to regulation under the insurance statutes of the various jurisdictions in which they conduct business, including essentially all states of the U.S., Canada, Singapore, the United Kingdom and Bermuda. These regulations vary from jurisdiction to jurisdiction and are generally designed to protect ceding insurance companies and policyholders by regulating the Company’s conduct of business, financial integrity and ability to meet its obligations. Many of these regulations require reporting of information designed to allow insurance regulators to closely monitor the Company’s performance.

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

The Insurance Companies Act of Canada requires prior approval by the Minister of Finance of anyone acquiring a significant interest in an insurance company authorized to do business in Canada. In addition, the Company is subject to regulation by the insurance regulators of other states and foreign jurisdictions in which it is authorized to do business. Certain of these states and foreign jurisdictions impose regulations regulating the ability of any person to acquire control of an insurance company authorized to do business in that jurisdiction without appropriate regulatory approval similar to those described above.

Dividends.   Under Bermuda law, Group is prohibited from declaring or paying a dividend if such payment would reduce the realizable value of its assets to an amount less than the aggregate value of its liabilities and its issued share capital and share premium (additional paid-in capital) accounts. Group’s ability to pay dividends and its operating expenses is partially dependent upon dividends from its subsidiaries. The payment of dividends by insurance subsidiaries is limited under Bermuda law as well as the laws of the various U.S. states in which Group’s insurance and reinsurance subsidiaries are domiciled or deemed domiciled. The limitations are generally based upon net income and compliance with applicable policyholders’ surplus or minimum solvency and liquidity requirements as determined in accordance with the relevant statutory accounting practices. As Holdings has outstanding debt obligations, it is dependent upon dividends and other permissible payments from its operating subsidiaries to enable it to meet its debt and operating expense obligations and to pay dividends to Group.

Under Bermuda law, Bermuda Re is unable to declare or make payment of a dividend if it fails to meet its minimum solvency margin or minimum liquidity ratio. As a long-term insurer, Bermuda Re is also unable to declare or pay a dividend to anyone who is not a policyholder unless, after payment of the dividend, the value of the assets in its long-term business fund, as certified by its approved actuary, exceeds its liabilities for long-term business by at least the $250,000 minimum solvency margin. Prior approval of the Bermuda Monetary Authority is required if Bermuda Re’s dividend payments would reduce its prior year end total statutory capital by 15.0% or more. At December 31, 2006, Bermuda Re and Everest International exceeded their solvency and liquidity requirements by a significant margin.

The payment of dividends to Holdings by Everest Re is subject to limitations imposed by Delaware law. Generally, Everest Re may only pay dividends out of its statutory earned surplus, which was $2,704.1 million at December 31, 2006, and only after it has given 10 days prior notice to the Delaware Insurance Commissioner.

During this 10-day period, the Commissioner may, by order, limit or disallow the payment of ordinary dividends if the Commissioner finds the insurer to be presently or potentially in financial distress. Further, the maximum amount of dividends that may be paid without the prior approval of the Delaware Insurance Commissioner in any twelve month period is the greater of (1) 10% of an insurer’s statutory surplus as of the end of the prior calendar year or (2) the insurer’s statutory net income, not including realized capital gains, for the prior calendar year. Accordingly, the maximum amount that will be available for the payment of dividends by Everest Re in 2007 without triggering the requirement for prior approval of regulatory authorities in connection with a dividend is $270.4 million.

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

U.S. domestic property and casualty insurers, including reinsurers, are subject to regulation by their state of domicile and by those states in which they are licensed. The regulation of reinsurers is typically focused on financial condition, investments, management and operation. The rates and policy terms of reinsurance agreements are generally not subject to direct regulation by any governmental authority.

The operations of Everest Re’s foreign branch offices in Canada and Singapore are subject to regulation by the insurance regulatory officials of those jurisdictions. Management believes that the Company is in compliance with applicable laws and regulations pertaining to its business and operations. Effective January 1, 2004, Everest Re sold its United Kingdom branch to Bermuda Re. Business for this branch was previously included in the International segment and is now included in the Bermuda segment. As a result of this transaction, Bermuda Re’s operations in the United Kingdom and worldwide are subject to regulation by the Financial Services Authority (the “FSA”). The FSA imposes solvency, capital adequacy, audit, financial reporting and other regulatory requirements on insurers transacting business in the United Kingdom. Bermuda Re presently meets or exceeds all of the FSA’s solvency and capital requirements.

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

Licenses.   Everest Re is a licensed property and casualty insurer and/or reinsurer in all states (except Nevada and Wyoming), the District of Columbia and Puerto Rico. In New Hampshire and Puerto Rico, Everest Re is

licensed for reinsurance only. Such licensing enables U.S. domestic ceding company clients to take credit for uncollateralized reinsurance receivables from Everest Re in their statutory financial statements.

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

Based on their financial positions at December 31, 2006, Everest Re, Everest National, Everest Indemnity and Everest Security significantly exceed the minimum thresholds. Since Mt. McKinley ceased writing new and renewal insurance in 1985, its domiciliary regulator, Delaware, has exempted Mt. McKinley from complying with RBC requirements.

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

Bermuda.   Under Bermuda law, no income, withholding or capital gains taxes are imposed upon Group and its Bermuda subsidiaries. Group and its Bermuda subsidiaries have received an undertaking from the Minister of

Finance in Bermuda that, in the event of any taxes being imposed, Group and its Bermuda subsidiaries will be exempt from taxation in Bermuda until March 2016. Non-Bermuda branches of Bermuda subsidiaries are subject to local taxes in the jurisdictions in which they operate.

United States.   Group’s U.S. subsidiaries conduct business in and are subject to taxation in the U.S. Non-U.S. branches of U.S. subsidiaries are subject to local taxation in the jurisdictions in which they operate. Should the U.S. subsidiaries distribute current or accumulated earnings and profits in the form of dividends or otherwise to Group, the Company would be subject to withholding taxes. Group and its Bermuda subsidiaries believe that they have operated and will continue to operate their businesses in a manner that will not cause them to generate income treated as effectively connected with the conduct of a trade or business within the U.S. On this basis, Group does not expect that it and its Bermuda subsidiaries will be required to pay U.S. corporate income taxes other than withholding taxes on certain investment income and premium excise taxes. If Group or its Bermuda subsidiaries were to become subject to U.S. income tax; there could be a material adverse effect on the Company’s financial condition, results of operations and cash flows.

United Kingdom.   Bermuda Re’s UK branch conducts business in the UK and is subject to taxation in the UK. Bermuda Re believes that it has operated and will continue to operate its Bermuda operation in a manner which will not cause them to be subject to UK taxation. If Bermuda Re’s Bermuda operations were to become subject to UK income tax there could be a material adverse impact on the Company’s financial condition, results of operations and cash flow.

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

ITEM 1A.   Risk Factors

In addition to the other information provided in this report, the following risk factors should be considered when evaluating an investment in our securities. If the circumstances contemplated by the individual risk factors materialize, our business, financial condition and results of operations could be materially and adversely affected and the trading price of our common shares could decline significantly.

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

Calendar year	Pre-tax catastrophe losses
2006	$287.9	million
2005	$1,485.7	million
2004	$390.0	million
2003	$35.0	million
2002	$30.0	million

Our losses from future catastrophic events could exceed our projections.

We use projections of possible losses from future catastrophic events of varying types and magnitudes as a strategic underwriting tool. We use these loss projections to estimate our potential catastrophe losses in certain geographic areas and decide on the purchase of retrocessional coverage or other actions to limit the extent of potential losses in a given geographic area. These loss projections are approximations reliant on a mix of quantitative and qualitative processes and actual losses may exceed the projections by a material amount.

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

We are required to maintain reserves to cover our estimated ultimate liability of losses and loss adjustment expenses for both reported and unreported claims incurred. These reserves are only estimates of what we believe the settlement and administration of claims will cost based on facts and circumstances known to us. In setting reserves for our reinsurance liabilities, we rely on claim data supplied by our ceding companies and brokers and we employ actuarial and statistical projections. The information received from our ceding companies is not always timely or accurate, which can contribute to inaccuracies in our loss projections. Because of the uncertainties that surround our estimates of loss and LAE reserves, we cannot be certain that ultimate loss and LAE payments will not exceed our estimates. If our reserves are deficient, we would be required to increase loss reserves in the period in which such deficiencies are identified which would cause a charge to our earnings and a reduction of capital. By way of illustration, during the past five calendar years, the reserve re-estimation process resulted in a decrease to our pre-tax net income in four of the years:

Calendar year	Effect on pre-tax net income
2006	$135.6	million decrease
2005	$26.4	million increase
2004	$249.4	million decrease
2003	$196.8	million decrease
2002	$103.1	million decrease

See ITEM 1, “Business — Changes in Historical Reserves,” which provides a more detailed chart showing the effect of reserve re-estimates on calendar year operating results for the past ten years.

The difficulty in estimating our reserves is significantly more challenging as it relates to reserving for potential A&E liabilities. At year-end 2006, roughly 7% of our gross reserves were comprised of A&E reserves. A&E liabilities are especially hard to estimate for many reasons, including the long delays between exposure and manifestation of any bodily injury or property damage, difficulty in identifying the source of the asbestos or environmental contamination, long reporting delays and difficulty in properly allocating liability for the asbestos or environmental damage. Legal tactics and judicial and legislative developments affecting the scope of insurers’ liability, which can be difficult to predict, also contribute to uncertainties in estimating reserves for A&E liabilities.

The failure to accurately assess underwriting risk and establish adequate premium rates could reduce our net income or result in a net loss.

Our success depends on our ability to accurately assess the risks associated with the businesses on which the risk is retained. If we fail to accurately assess the risks we retain, we may fail to establish adequate premium rates to cover our losses and LAE. This could reduce our net income and even result in a net loss.

In addition, losses may arise from events or exposures that are not anticipated when the coverage is priced. An example of an unanticipated event is the terrorist attacks on September 11, 2001. Neither the magnitude of loss on a single line of business nor the combined impact on several lines of business from an act of terrorism on such a large scale was contemplated when we priced our coverages. In addition to unanticipated events, we also face the unanticipated expansion of our exposures, particularly in long-tail liability lines. An example of this is the expansion over time of the scope of insurers’ legal liability within the mass tort arena, particularly for A&E exposures discussed above.

Decreases in pricing for property and casualty reinsurance and insurance could reduce our net income.

The worldwide reinsurance and insurance businesses are highly competitive, as well as cyclical by product and market. These cycles, as well as other factors that influence aggregate supply and demand for property and casualty insurance and reinsurance products, are outside of our control. The supply of (re)insurance is driven by prevailing prices and levels of capacity that may fluctuate in response to a number of factors including large catastrophic losses and investment returns being realized in the insurance industry. Demand for (re)insurance is influenced by underwriting results of insurers and insureds, including catastrophe losses, and prevailing general economic conditions. If any of these factors were to result in a decline in the demand for (re)insurance or an overall increase in (re)insurance capacity, our net income could decrease.

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

The failure of our insureds, intermediaries and reinsurers to satisfy their obligations to us could reduce our net income.

In accordance with industry practice, we have uncollateralized receivables from insureds, agents and brokers and/or rely on agents and brokers to process our payments. We may not be able to collect amounts due from insureds, agents and brokers, resulting in a reduction to net income.

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

	2006	2005	2004	2003	2002
Percentage of ceded written premiums to gross written premiums	3.1%	3.3%	3.7%	5.6%	7.3%

Changes in the availability and cost of reinsurance, which are subject to market conditions that are outside of our control, have thus reduced to some extent our ability to use reinsurance to tailor the risks we assume on a contract or program basis or to mitigate or balance exposures across our reinsurance operations. Because we have reduced our level of reinsurance purchases in recent years, our net income could be reduced following a large unreinsured event or adverse overall claims experience.

Our industry is highly competitive and we may not be able to compete successfully in the future.

Our industry is highly competitive and subject to pricing cycles that can be pronounced. We compete globally in the U.S., Bermuda and international reinsurance and insurance markets with numerous competitors. Our competitors include independent reinsurance and insurance companies, subsidiaries or affiliates of established worldwide insurance companies, reinsurance departments of certain insurance companies and domestic and international underwriting operations, including underwriting syndicates at Lloyd’s.

According to Standard & Poor’s, we rank among the top ten global reinsurance groups, in which 80% of the market share is concentrated. The top twenty groups in our industry represent 95% of the market’s revenues. The leaders in this market are Munich Re, Swiss Re (including Employers Re), Berkshire Hathaway, Hannover Re, and syndicates at Lloyd’s. Some of these competitors have greater financial resources than we do and have established long-term and continuing business relationships throughout the industry, which can be a significant competitive advantage. In addition, the lack of strong barriers to entry into the reinsurance business and the potential for securitization of reinsurance and insurance risks through capital markets provide additional sources of potential reinsurance and insurance capacity and competition. We may not be able to compete successfully in the future should there be a significant change to the competitive landscape of our market.

We are dependent on our key personnel.

Our success has been, and will continue to be, dependent on the ability to retain the services of existing key executive officers and to attract and retain additional qualified personnel in the future. The loss of the services of any key executive officer or the inability to hire and retain other highly qualified personnel in the future could adversely affect our ability to conduct business. Generally, we consider key executive officers to be those individuals who have the greatest influence in setting overall policy and controlling operations: Chairman and Chief Executive Officer, Joseph V. Taranto (age 57), President and Chief Operating Officer, Thomas J. Gallagher (age 58), and Executive Vice President and Chief Financial Officer, Craig Eisenacher (age 59). Of those three officers, we have employment contracts with Mr. Taranto and Mr. Eisenacher. Mr. Taranto’s contract has been previously filed with the SEC and was most recently amended on August 31, 2005 to extend Mr. Taranto’s term of employment from March 31, 2006 until March 31, 2008. Mr. Eisenacher’s contract has been previously filed with the SEC on December 5, 2006 for a term of employment from December 18, 2006 until December 19, 2008. We are not aware that any of the above three officers are planning to leave Group or retire in the near future. We do not maintain any key employee insurance on any of our employees.

Special considerations apply to our Bermuda operations. Under Bermuda law, non-Bermudians, other than spouses of Bermudians and individuals holding permanent resident certificates, are not permitted to engage in any gainful occupation in Bermuda without a work permit issued by the Bermuda government. A work permit is only granted or extended if the employer can show that, after a proper public advertisement, no Bermudian, spouse of a Bermudian or individual holding a permanent resident certificate is available who meets the minimum standards for the position. The Bermuda government places a six-year term limit on individuals with work permits, subject to specified exemptions for persons deemed to be key employees of businesses with a significant physical presence in Bermuda. Currently, all seven of our Bermuda-based professional employees who require work permits have been granted permits by the Bermuda government that expire at various times between March 2006 and December 2008. This includes Mark de Saram, the chief executive officer of our Bermuda reinsurance operation. In the event his work permit were not renewed, we could lose his services, thereby adversely affecting our ability to conduct our business in Bermuda until we were able to replace him with an individual in Bermuda who did not require a work permit or who was granted the permit. The Company has an employment contract with Mr. de Saram, which was previously filed with the SEC and was most recently amended on October 31, 2006 to extend Mr. de Saram’s term of employment from November 1, 2006 until November 1, 2008.

Our investment values and investment income could decline because they are exposed to interest rate, credit, and market risks.

A significant portion of our investment portfolio consists of fixed income securities and smaller portions consist of equity securities and other investments. Both the fair market value of our invested assets and associated investment income fluctuate depending on general economic and market conditions. For example, the fair market value of our predominant fixed income portfolio generally increases or decreases inversely to fluctuations in interest rates. The fair market value of our fixed income securities could also decrease as a result of downturn in the business cycle that causes the credit quality of such securities to deteriorate. The net investment income that we realize from future investments in fixed income securities will generally increase or decrease with interest rates.

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

Because all of our fixed income securities are classified as available for sale, temporary changes in the market value of these investments as well as equities are reflected as changes to our shareholders’ equity. As a result, a decline in the value of the securities in our portfolio reduces our capital or could cause us to incur a loss.

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

(Dollars in thousands) Type of Security	As of December 31, 2006	% of Total
Fixed income:
Mortgage-backed securities	$1,593,974	11.4%
Other asset-backed	419,833	3.0%

Total asset-backed	2,013,807	14.4%
Other fixed income	8,306,043	59.5%

Total fixed income	10,319,850	73.9%
Equity securities	1,613,678	11.6%
Other invested assets	467,193	3.3%
Cash and short-term investments	1,556,366	11.2%

Total Investments and Cash	$13,957,087	100.0%

We may experience foreign currency exchange losses that reduce our net income and capital levels.

Through our Bermuda and international operations, we conduct business in a variety of foreign (non-U.S.) currencies, principally the Euro, the British pound, the Canadian dollar, and the Singapore dollar. Assets, liabilities, revenues and expenses denominated in foreign currencies are exposed to changes in currency exchange rates. Our functional currency is the U.S. dollar, and exchange rate fluctuations relative to the U.S. dollar may materially impact our results and financial position. In 2006, we wrote approximately 28.6% of our reinsurance coverages in non-U.S. currencies; as of December 31, 2006, we maintained approximately 13.3% of our investment portfolio in investments denominated in non-U.S. currencies. During 2006, 2005, 2004, the impact on our quarterly pre-tax net income from exchange rate fluctuations ranged from a loss of $6.5 million to a gain of $5.9 million.

RISKS RELATING TO REGULATION

Insurance laws and regulations restrict our ability to operate and any failure to comply with those laws and regulations could have a material adverse effect on our business.

We are subject to extensive and increasing regulation under U.S., state and foreign insurance laws. These laws limit the amount of dividends that can be paid to us by our operating subsidiaries, impose restrictions on the amount and type of investments that we can hold, prescribe solvency, accounting and internal control standards that must be met and maintained and require us to maintain reserves. These laws also require disclosure of material inter-affiliate transactions and require prior approval of “extraordinary” transactions. Such “extraordinary” transactions include declaring dividends from operating subsidiaries that exceed statutory thresholds. These laws also generally require approval of changes of control of insurance companies. The application of these laws could affect our liquidity and ability to pay dividends, interest and other payments on securities, as applicable, and could restrict our ability to expand business operations through acquisitions of new insurance subsidiaries. We may not have or maintain all required licenses and approvals or fully comply with the wide variety of applicable laws and regulations or the relevant authority’s interpretation of the laws and regulations. If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, the insurance regulatory authorities could preclude or temporarily suspend us from carrying on some or all of our activities or monetarily penalize us. These types of actions could have a material adverse effect on our business. To date, no material fine, penalty or restriction has been imposed on us for failure to comply with any insurance law or regulation.

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

The Board of Directors has indicated that it will apply these bye-law provisions in such manner that “passive institutional investors” will be treated similarly to investment companies. For this purpose, “passive institutional investors” include all persons who are eligible, pursuant to Rule 13d-1(b)(1) under the U.S. Securities Exchange Act of 1934, to file a short-form statement on Schedule 13G, other than an insurance company or any parent holding company or control person of an insurance company.

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

Interested Directors.   Bermuda law and Group’s bye-laws provide that if a director has a personal interest in a transaction to which the company is also a party and if the director discloses the nature of this personal interest at the first opportunity, either at a meeting of directors or in writing to the directors, then the company will not be able to declare the transaction void solely due to the existence of that personal interest and the director will not be liable to the company for any profit realized from the transaction. In addition, after a director has made the declaration of interest referred to above, he or she is allowed to be counted for purposes of determining whether a quorum is present and to vote on a transaction in which he or she has an interest, unless disqualified from doing so by the chairman of the relevant board meeting. Under Delaware law, an interested director could be held liable for a transaction in which that director derived an improper personal benefit. Additionally, under Delaware law, a corporation may be able to declare a transaction with an interested director to be void unless one of the following conditions is fulfilled:

•	the material facts as to the interested director’s relationship or interests are disclosed or are known to the board of directors and the board in good faith authorizes the transaction by the affirmative vote of a majority of the disinterested directors,

•	material facts are disclosed or are known to the shareholders entitled to vote on the transaction and the transaction is specifically approved in good faith by the holders of a majority of the voting shares; or

•	the transaction is fair to the corporation as of the time it is authorized, approved or ratified.

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

Limitation of Liability of Directors and Officers.   Group’s bye-laws provide that Group and its shareholders waive all claims or rights of action that they might have, individually or in the right of the Company, against any director or officer for any act or failure to act in the performance of that director’s or officer’s duties. However, this waiver does not apply to claims or rights of action that arise out of fraud or dishonesty. This waiver may have the effect of barring claims arising under U.S. federal securities laws. Under Delaware law, a corporation may include in its certificate of incorporation provisions limiting the personal liability of its directors to the corporation or its stockholders for monetary damages for many types of breach of fiduciary duty. However, these provisions may not limit liability for any breach of the duty of loyalty, acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law, the authorization of unlawful dividends, stock repurchases or stock redemptions, or any transaction from which a director derived an improper personal benefit. Moreover, Delaware provisions would not be likely to bar claims arising under U.S. federal securities laws.

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

In the last few years, some members of Congress have expressed concern about U.S. corporations that move their place of incorporation to low-tax jurisdictions. Also, some members of Congress have expressed concern over a competitive advantage that foreign-controlled insurers and reinsurers may have over U.S. controlled insurers and reinsurers due to the purchase of reinsurance by U.S. insurers from affiliates operating in some foreign jurisdictions, including Bermuda. Although the existing legislation that increases the U.S. tax burden on so-called “inverting” companies does not apply to us, we do not know whether any similar legislation disadvantageous to our Bermuda insurance subsidiaries will ever be enacted into law. If it were enacted, the U.S. tax burden on our Bermuda operations, or on some business ceded from our licensed U.S. insurance subsidiaries to some offshore reinsurers, could be increased. This would reduce our net income.

Group and/or Bermuda Re may be subject to U.S. corporate income tax, which would reduce our net income.

Bermuda Re.   The income of Bermuda Re is a significant portion of our worldwide income from operations. We have established guidelines for the conduct of our operations that are designed to ensure that Bermuda Re is not engaged in the conduct of a trade or business in the U.S. Based on its compliance with those guidelines, we believe that Bermuda Re should not be required to pay U.S. corporate income tax, other than withholding tax on U.S. source dividend income. However, if the Internal Revenue Service (“IRS”) were to successfully contend that Bermuda Re was engaged in a trade or business in the U.S., Bermuda Re would be required to pay U.S. corporate income tax on any income that is subject to the taxing jurisdiction of the U.S., and possibly the U.S. branch profits tax. Even if the IRS were to successfully contend that Bermuda Re was engaged in a U.S. trade or business, we believe that the U.S.-Bermuda tax treaty would preclude the IRS from taxing Bermuda Re’s income except to the extent that its income were attributable to a permanent establishment maintained by that subsidiary. We do not believe that Bermuda Re has a permanent establishment in the U.S. If the IRS were to successfully contend that Bermuda Re did have income attributable to a permanent establishment in the U.S., Bermuda Re would be subject to U.S. tax on that income.

Group.   We conduct our operations in a manner designed to minimize our U.S. tax exposure. Based on our compliance with guidelines designed to ensure that we generate only immaterial amounts, if any, of income that is subject to the taxing jurisdiction of the U.S., we believe that we should be required to pay only immaterial amounts, if any, of U.S. corporate income tax, other than withholding tax on U.S. source dividend income. However, if the IRS successfully contended that we had material amounts of income that is subject to the taxing jurisdiction of the U.S., we would be required to pay U.S. corporate income tax on that income, and possibly the U.S. branch profits tax. Prior to January 1, 2005, our principal executive offices were located in Barbados and, as a result, even if the IRS had successfully contended that we had material amounts of income that was subject to the taxing jurisdiction of the U.S., we believe that the U.S.-Barbados tax treaty would have precluded the IRS from taxing our income, except to the extent that our income was attributable to a permanent establishment maintained by us in the U.S. Since we moved our principal executive offices out of Barbados as of December 31, 2004 and since the United States and Barbados recently made effective a protocol to the U.S.-Barbados tax treaty that strengthens the limitation of benefits provisions of that treaty, the U.S.-Barbados tax treaty will no longer provide any protection to us. Nevertheless, we do not believe that we have material amounts of income subject to the taxing jurisdiction of the U.S. If the IRS successfully contended, however, that we did have income subject to tax in the U.S., the imposition of tax on that income would reduce our net income.

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

Group and Bermuda Re are not subject to income or capital gains taxes in Bermuda. Both companies have received an assurance from the Bermuda Minister of Finance under The Exempted Undertakings Tax Protection Act 1966 of Bermuda to the effect that if any legislation is enacted in Bermuda that imposes any tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then that tax will not apply to us or to any of our operations or our shares, debentures or other obligations until March 28, 2016. This assurance does not prevent the application of any of those taxes to persons ordinarily resident in Bermuda and does not prevent the imposition of any tax payable in accordance with the provisions of The Land Tax Act 1967 of Bermuda or otherwise payable in relation to any land leased to Group or Bermuda Re. There are currently no procedures for extending these assurances. As a result, Group and Bermuda Re could be subject to taxes in Bermuda after March 28, 2016, which would reduce our net income.

Our net income will be reduced if U.S. excise and withholding taxes are increased.

Bermuda Re is subject to an excise tax on reinsurance and insurance premiums it collects with respect to risks located in the U.S. In addition, Bermuda Re may be subject to withholding tax on dividend income from U.S. sources. These taxes could increase and other taxes could be imposed in the future on Bermuda Re’s business, which would reduce our net income.

ITEM 1B.   Unresolved Staff Comments

None.

ITEM 2.   Properties

Everest Re’s corporate offices are located in approximately 129,700 square feet of leased office space in Liberty Corner, New Jersey. Bermuda Re’s corporate offices are located in approximately 3,600 total square feet of leased office space in Hamilton, Bermuda. The Company’s other thirteen locations occupy a total of approximately 75,000 square feet, all of which are leased. Management believes that the above-described office space is adequate for its current and anticipated needs.

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

ITEM 4.    Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5.   Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information
The common shares of Group trade on the New York Stock Exchange under the symbol, “RE”. Quarterly high and low market prices of the Company’s common shares in 2006 and 2005 were as follows:

	High	Low
2006
First Quarter:	$103.03	$91.51
Second Quarter:	94.06	85.87
Third Quarter:	99.63	86.87
Fourth Quarter:	102.51	96.92
2005
First Quarter:	$90.80	$85.01
Second Quarter:	93.00	82.20
Third Quarter:	100.02	91.94
Fourth Quarter:	107.34	90.03

Number of Holders of Common Shares
The number of record holders of common shares as of February 15, 2007 was 62. That number does not include the beneficial owners of shares held in “street” name or held through participants in depositories, such as The Depository Trust Company.

Dividend History and Restrictions
In 1995, the Board of Directors of the Company established a policy of declaring regular quarterly cash dividends and has paid a regular quarterly dividend in each quarter since the fourth quarter of 1995. The Company declared and paid its regular quarterly cash dividend of $0.12 per share for the first three quarters of 2006, $0.24 per share for the fourth quarter of 2006 and $0.11 per share for each quarter of 2005. A committee of the Company’s Board of Directors declared a dividend of $0.48 per share, payable on or before March 23, 2007 to shareholders of record on March 5, 2007.

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

Recent Sales of Unregistered Securities

None.

Performance Graph
The following Performance Graph compares cumulative total shareholder returns on the Common Shares (assuming reinvestment of dividends) from December 31, 2001 through December 31, 2006, with the cumulative total return of the Standard & Poor’s 500 Index and the Standard & Poor’s Insurance (Property and Casualty) Index.

* $100 invested on 12/31/01 in stock or index-including reinvestment of dividends. Fiscal year ended December 31.

Copyright © 2007 Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

ITEM 6.   Selected Financial Data

The following selected consolidated GAAP financial data of the Company as of and for the years ended December 31, 2006, 2005, 2004, 2003 and 2002 were derived from the consolidated financial statements of the Company, which were audited by PricewaterhouseCoopers LLP. The following financial data should be read in conjunction with the Consolidated Financial Statements and accompanying notes.

	Years Ended December 31,
(Dollars in millions, except per share amounts)	2006	2005	2004	2003	2002
Operating data:
Gross written premiums	$4,000.9	$4,108.6	$4,704.1	$4,573.8	$2,846.5
Net written premiums	3,875.7	3,972.0	4,531.5	4,315.4	2,637.6
Premiums earned	3,853.2	3,963.1	4,425.1	3,737.9	2,273.7
Net investment income	629.4	522.8	495.9	402.6	350.7
Net realized capital gains (losses)	35.1	90.3	89.6	(38.0)	(50.0)
Incurred losses and loss adjustment
expenses (including catastrophes)	2,434.4	3,724.3	3,291.1	2,600.2	1,629.4
Total catastrophe losses (1)	283.0	1,403.9	390.0	35.0	30.0
Commission, brokerage, taxes and fees	883.3	914.8	975.2	863.9	551.8
Other underwriting expenses	138.0	129.8	114.9	98.0	71.3
Interest, fee and bond issue cost
amortization expense	69.9	74.4	76.6	58.0	45.1
Income (loss) before taxes	991.8	(280.9)	559.7	491.2	262.0
Income tax expense (benefit)	150.9	(62.3)	64.9	65.2	30.7
Net income (loss) (2)	840.8	(218.7)	494.9	426.0	231.3

Net income (loss) per basic share (3)	$12.99	$(3.79)	$8.85	$7.89	$4.60

Net income (loss) per diluted share (4)	$12.87	$(3.79)	$8.71	$7.74	$4.52

Dividends paid per share	$0.60	$0.44	$0.40	$0.36	$0.32

Certain GAAP financial ratios: (5)
Loss ratio	63.2%	94.0%	74.4%	69.6%	71.7%
Other underwriting expense ratio	26.5%	26.3%	24.6%	25.7%	27.4%

Combined ratio (2)	89.7%	120.3%	99.0%	95.3%	99.1%

Balance sheet data (at end of period):
Total investments and cash	$13,957.1	$12,970.8	$11,530.2	$9,321.3	$7,265.6
Total assets	17,107.6	16,474.5	15,072.8	12,689.5	9,871.2
Loss and LAE reserves	8,840.1	9,126.7	7,836.3	6,361.2	4,905.6
Total debt	995.6	995.5	1,245.3	735.6	735.4
Total liabilities	11,999.9	12,334.8	11,360.2	9,524.6	7,502.5
Shareholders' equity	5,107.7	4,139.7	3,712.5	3,164.9	2,368.6
Book value per share (6)	78.53	64.04	66.09	56.84	46.55

(1) Catastrophe losses are presented net of reinsurance and reinstatement premiums. A catastrophe is defined, for purposes of the Selected Consolidated Financial Data, as an event that caused a pre-tax loss on property exposures before reinsurance of at least $5.0 million before corporate level reinsurance and taxes. Effective in 2005, industrial risk losses have been excluded from catastrophe losses with prior periods adjusted for comparison purposes. Catastrophe reinsurance provides coverage for one event. When limits are exhausted, some contractual arrangements provide for the availability of additional coverage upon the payment of additional premium. This additional premium is referred to as reinstatement premium.
(2) Some amounts may not reconcile due to rounding.
(3) Based on weighted average basic shares outstanding of 64.7 million, 57.6 million, 55.9 million, 54.0 million and 50.3 million for 2006, 2005, 2004, 2003 and 2002, respectively.
(4) Based on weighted average diluted shares outstanding of 65.3 million, 57.6 million, 56.8 million, 55.0 million and 51.1 million for 2006, 2005, 2004, 2003 and 2002, respectively.
(5) Loss ratio is the GAAP losses and LAE incurred as a percentage of GAAP net premiums earned. Underwriting expense ratio is the GAAP commissions, brokerage, taxes, fees and other underwriting expenses as a percentage of GAAP net premiums earned. Combined ratio is the sum of the loss ratio and underwriting expense ratio.
(6) Based on 65.0 million, 64.6 million, 56.2 million, 55.7 million and 50.9 million shares outstanding for December 31, 2006, 2005, 2004, 2003 and 2002, respectively.

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

INDUSTRY CONDITIONS
The worldwide reinsurance and insurance businesses are highly competitive, as well as cyclical by product and market. Competition in the types of reinsurance and insurance business that the Company underwrites is based on many factors, including the perceived overall financial strength of the reinsurer or insurer, ratings of the reinsurer or insurer by A.M. Best and/or S&P, underwriting expertise, the jurisdictions where the reinsurer or insurer is licensed or otherwise authorized, capacity and coverages offered, premiums charged, other terms and conditions of the reinsurance and insurance business offered, services offered, speed of claims payment and reputation and experience in lines written. These factors operate at the individual market participant level to varying degrees, as applicable to the specific participant’s circumstances. They also operate in aggregate across the reinsurance industry more generally, contributing, in combination with economic conditions and variations in the reinsurance buying practices of insurance companies (by participant and in the aggregate), to cyclical movements in reinsurance rates, terms and conditions and ultimately reinsurance industry aggregate financial results.

The Company competes in the U.S., Bermuda and international reinsurance and insurance markets with numerous global competitors. The Company’s competitors include independent reinsurance and insurance companies, subsidiaries or affiliates of established worldwide insurance companies, reinsurance departments of certain insurance companies and domestic and international underwriting operations, including underwriting syndicates at Lloyd’s. Some of these competitors have greater financial resources than the Company and have established long-term and continuing business relationships, which can be a significant competitive advantage. In addition, the lack of strong barriers to entry into the reinsurance business and the potential for securitization of reinsurance and insurance risks through capital markets provide additional sources of potential reinsurance and insurance capacity and competition.

In 2006, the Company observed strong price increases, and more restricted limits, in those property lines and regions that were most affected by the catastrophe events of 2005, principally Hurricanes Katrina, Rita and Wilma. Reinsurance capacity in these areas was constrained, particularly for catastrophe reinsurance, which includes southeastern U.S. exposures and in the retrocession and energy lines. The record catastrophe losses of 2005 have also generally led to modest strengthening for U.S. property lines that have little or no substantive catastrophe exposure and price stabilization in most casualty insurance and reinsurance markets. However, certain of the Company’s U.S. casualty lines continue to exhibit weaker market conditions led by the medical stop loss and D&O reinsurance classes, as well as the California workers’ compensation insurance line. The Company believes that U.S. casualty reinsurance generally remains adequately priced; however, increased price competition at the insurance company level and cedants’ increased appetite for retaining more profitable business net following several years of hard-market conditions, may result in modestly softer reinsurance pricing. The Company’s U.S. insurance operation is less affected by these standard casualty insurance market conditions given its specialty insurance program orientation. Finally, the Company continues to observe generally stable property reinsurance market conditions in most countries outside of the U.S., except for hardening property market conditions in Mexico following Hurricane Wilma, while casualty rates are softening.

U.S. property reinsurance market conditions tightened, particularly within peak catastrophe zones, during 2006. This market hardening was particularly pronounced in third quarter renewals with incrementally higher rate changes and even more restrictive coverage terms than earlier in 2006. As a result, many reinsurance buyers were not able to fully place their reinsurance program and have been forced to raise retention levels and/or reduce catastrophe limit purchases. In turn, insurance companies continue to adjust limits and coverages and increase the premium rates they charge their customers. Together, these trends have generally resulted in insurance companies retaining more property risk exposure and being more prone to potential future earnings volatility than in past years. This trend reflects an imbalance between reinsurance supply and demand. As a result of this imbalance and higher rates, additional competition is entering the market in the form of new companies and alternative risk transfer mechanisms. In January 2007, the Florida legislature enacted insurance reform that increases insurer’s access to the Florida Hurricane Catastrophe Fund, thus potentially reducing the amount of reinsurance purchased from the private reinsurance market. The Company is unable to predict the impact on future market conditions from the increased competition and legislative reform. In addition to these market forces, reinsurers continue to reassess their risk appetites and rebalance their property portfolios to reflect improved price to exposure metrics against the backdrop of: (i) recent revisions to the industry’s catastrophe loss projection models, which are indicating significantly higher loss potentials and consequently higher pricing requirements and (ii) elevated rating agency scrutiny and capital requirements for many catastrophe exposed companies.

In light of its 2005 catastrophe experience, the Company reexamined its risk management practices, concluded that its control framework operated generally as intended and made appropriate portfolio adjustments to its property reinsurance operations during the first nine months of 2006. This portfolio repositioning, particularly within peak catastrophe zones, including Southeast U.S., Mexico and Gulf of Mexico, has enabled the Company to benefit from these dislocated markets by carefully shifting the mix of its writings toward the most profitable classes, lines, customers and territories and enhancing portfolio balance and diversification.

Overall, the Company believes that current marketplace conditions offer solid opportunities for the Company given its strong ratings, distribution system, reputation and expertise. The Company continues to employ its opportunistic strategy of targeting those segments offering the greatest profit potential, while maintaining balance and diversification in its overall portfolio.

FINANCIAL SUMMARY
The Company’s management monitors and evaluates overall Company performance based upon financial results. The following table displays a summary of the consolidated net income (loss), ratios and shareholders’ equity for the years indicated:

	Years Ended December 31,			Percentage Increase/(Decrease)
(Dollars in thousands)	2006	2005	2004	2006/2005			2005/2004
Gross written premiums	$4,000,870	$4,108,562	$4,704,135		-2.6%			-12.7%
Net written premiums	3,875,714	3,972,041	4,531,488		-2.4%			-12.3%
REVENUES:
Premiums earned	$3,853,153	$3,963,093	$4,425,082		-2.8%			-10.4%
Net investment income	629,378	522,833	495,908		20.4%			5.4%
Net realized capital gains	35,067	90,284	89,614		-61.2%			0.7%
Net derivative expense	(410)	(2,638)	(2,660)		84.4%			0.8%
Other income (expense)	112	(11,116)	9,562		N	M		N	M

Total revenues	4,517,300	4,562,456	5,017,506		-1.0%			-9.1%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	2,434,420	3,724,317	3,291,139		-34.6%			13.2%
Commission, brokerage, taxes and fees	883,254	914,847	975,176		-3.5%			-6.2%
Other underwriting expenses	137,977	129,800	114,870		6.3%			13.0%
Interest, fee and bond issue
cost amortization expense	69,899	74,413	76,610		-6.1%			-2.9%

Total claims and expenses	3,525,550	4,843,377	4,457,795		-27.2%			8.6%

INCOME (LOSS) BEFORE TAXES	991,750	(280,921)	559,711		453.0%			-150.2%
Income tax expense (benefit)	150,922	(62,254)	64,853		342.4%			-196.0%

NET INCOME (LOSS)	$840,828	$(218,667)	$494,858		484.5%			-144.2%

RATIOS:				Point	Change		Point	Change

Loss ratio	63.2%	94.0%	74.4%		(30.8)			19.6
Commission and brokerage ratio	22.9%	23.1%	22.0%		(0.2)			1.1
Other underwriting expense ratio	3.6%	3.2%	2.6%		0.4			0.6

Combined ratio	89.7%	120.3%	99.0%		(30.6)			21.3

	December 31,
(Dollars in millions)	2006	2005	2004
Shareholders' equity	$5,107.7	$4,139.7	$3,712.5		23.4%			11.5%

(NM, not meaningful)

The Company’s 2006 results were very strong with net income of $840.8 million compared to a net loss of $218.7 million for 2005. This significant earnings improvement reflects the favorable effect of a benign U.S. hurricane season relative to unprecedented Company and industry hurricane losses experienced in 2005, as well as favorable underlying underwriting fundamentals.

Gross written premiums declined for 2006 compared to 2005 as the Company continued its disciplined underwriting and risk management practices. In particular, the Company repositioned its U.S. property reinsurance portfolio resulting in improved pricing, but lower premium volume. The premium volume decline also reflects much lower premiums due to the run-off insurance credit program business and a cut back in treaty casualty writings in response to market softening in many U.S. casualty reinsurance classes.

Investment income increased from the growth of the invested asset base and greater income from limited partnership investments.

The Company’s shareholders’ equity increased by $1.0 billion to $5.1 billion in 2006, principally attributable to the record net income generated during the year. This compares to an increase of $0.4 billion to $4.1 billion in 2005.

Revenues.   Gross and net written premiums declined 2.6% and 2.4%, respectively, for 2006 compared to 2005, while net premiums earned declined 2.8% in 2006 compared to 2005. The decrease in full year net premiums earned was primarily due to a decline in the U.S. insurance segment of 7.5%, reflective of: i) a reduction in credit business from an auto loan insurance program which is in run-off; and ii) continued reductions in the California workers’ compensation writings due to competitive market conditions. In addition, net premiums earned for the worldwide reinsurance segments in the aggregate decreased by 1.5% for 2006, reflecting multiple segment level factors, including a significant return premium for a Florida property quota share contract cancelled in 2006, the absence of sizable reinstatement premiums triggered in 2005 from severe catastrophic events, as well as the exercise of continued underwriting disciplines which emphasizes potential profitability over volume.

Net investment income increased 20.4% for 2006 compared to 2005, reflecting continued year-over-year growth in invested assets from positive cash flow from operations and a $43.2 million increase in income from limited partnership investments. The average investment portfolio yields for 2006 were 4.6% pre-tax and 4.0% after-tax, slightly higher compared to the prior year.

Net realized capital gains were modest in relation to the Company’s invested asset base, mainly reflecting normal portfolio management activities in response to changes in interest rates and credit spreads.

Expenses.   The Company’s incurred losses and loss adjustment expenses (“LAE”) decreased 34.6% in 2006 compared to 2005, primarily due to the relative absence of current year catastrophe losses.

The Company’s loss ratio improvement of 31 points for 2006 compared to 2005 included a 30 point improvement due to the relative absence of current year catastrophes.

Commission, brokerage, and tax expenses decreased by 3.5% in 2006 from 2005. The 2.8% decline in earned premiums in 2006 compared to 2005 was the principal driver of the decrease in this directly variable expense. Other underwriting expenses for 2006 increased by 6.3% compared to 2005, all due to growth in corporate non-allocated expenses.

The Company’s effective income tax rate for 2006 was 15.2% compared with the effective tax rate for 2005 of 22.2%, which was impacted by the large catastrophe losses.

SEGMENT INFORMATION
The Company, through its subsidiaries, operates in five segments: U.S. Reinsurance, U.S. Insurance, Specialty Underwriting, International and Bermuda. The U.S. Reinsurance operation writes property and casualty, treaty and facultative reinsurance, through reinsurance brokers, as well as directly with ceding companies within the U.S. The U.S. Insurance operation writes property and casualty insurance primarily through general agents and surplus lines brokers within the U.S. The Specialty Underwriting operation writes A&H, marine, aviation and surety business within the U.S. and worldwide through brokers and directly with ceding companies. The International operation writes property and casualty reinsurance through Everest Re’s branches in Canada and Singapore, in addition to foreign business written through Everest Re’s Miami and New Jersey offices. The Bermuda operation provides reinsurance and insurance to worldwide property and casualty markets and reinsurance to life insurers through brokers and directly with ceding companies from its Bermuda office and reinsurance to the United Kingdom and European markets through its UK branch.

These segments are managed in a carefully coordinated fashion with strong elements of central control, with respect to pricing, risk management, control of aggregate exposures to catastrophic events, capital, investments and support operations. Management monitors and evaluates the financial performance of these operating segments based upon their underwriting results. Underwriting results include earned premium less losses and LAE incurred, commission and brokerage expenses and other underwriting expenses and are analyzed using ratios, in particular loss, commission and brokerage and other underwriting expense ratios, which, respectively, divide incurred losses, commissions and brokerage and other underwriting expenses by earned premium. The Company utilizes inter-affiliate reinsurance but such reinsurance generally does not impact segment results, as business is generally reported within the segment in which the business was produced. For selected financial information regarding these segments, see Note 18 of Notes to Consolidated Financial Statements.

The following tables present the relevant underwriting results for the operating segments for the three years ended December 31, 2006, 2005 and 2004:

U.S. Reinsurance
(Dollars in thousands)	2006	2005	2004
Gross written premiums	$1,336,728	$1,386,168	$1,478,159
Net written premiums	1,331,677	1,383,690	1,468,466
Premiums earned	$1,281,055	$1,396,133	$1,473,545
Incurred losses and loss adjustment expenses	851,172	1,479,560	1,168,563
Commission and brokerage	298,111	358,101	373,581
Other underwriting expenses	24,946	23,981	23,390

Underwriting gain (loss)	$106,826	$(465,509)	$(91,989)

U.S. Insurance
(Dollars in thousands)	2006	2005	2004
Gross written premiums	$866,294	$932,469	$1,167,808
Net written premiums	753,324	815,316	1,019,716
Premiums earned	$761,685	$823,015	$937,576
Incurred losses and loss adjustment expenses	519,904	530,781	658,777
Commission and brokerage	123,087	132,630	130,380
Other underwriting expenses	48,918	51,911	49,277

Underwriting gain	$69,776	$107,693	$99,142

Specialty Underwriting
(Dollars in thousands)	2006	2005	2004
Gross written premiums	$251,209	$314,630	$487,072
Net written premiums	243,819	299,316	470,571
Premiums earned	$244,501	$301,454	$459,284
Incurred losses and loss adjustment expenses	163,925	317,917	302,010
Commission and brokerage	67,829	79,692	129,209
Other underwriting expenses	6,559	6,756	7,068

Underwriting gain (loss)	$6,188	$(102,911)	$20,997

International
(Dollars in thousands)	2006	2005	2004
Gross written premiums	$731,745	$706,584	$687,657
Net written premiums	730,717	704,870	684,390
Premiums earned	$719,475	$683,435	$655,694
Incurred losses and loss adjustment expenses	382,839	574,653	419,101
Commission and brokerage	180,541	166,968	161,106
Other underwriting expenses	13,830	12,622	11,298

Underwriting gain (loss)	$142,265	$(70,808)	$64,189

Bermuda
(Dollars in thousands)	2006	2005	2004
Gross written premiums	$814,894	$768,711	$883,439
Net written premiums	816,177	768,849	888,345
Premiums earned	$846,437	$759,056	$898,983
Incurred losses and loss adjustment expenses	516,580	821,406	742,688
Commission and brokerage	213,686	177,456	180,900
Other underwriting expenses	17,193	16,153	13,998

Underwriting gain (loss)	$98,978	$(255,959)	$(38,603)

The following table reconciles the underwriting results for the operating segments to income before tax as reported in the consolidated statements of operations and comprehensive income for the three years ended December 31:

(Dollars in thousands)	2006	2005	2004
Underwriting gain (loss)	$424,033	$(787,494)	$53,736
Net investment income	629,378	522,833	495,908
Net realized capital gains	35,067	90,284	89,614
Net derivative expense	(410)	(2,638)	(2,660)
Corporate expenses	(26,531)	(18,377)	(9,839)
Interest, fee and bond issue cost amortization expense	(69,899)	(74,413)	(76,610)
Other income (expense)	112	(11,116)	9,562

Income (loss) before taxes	$991,750	$(280,921)	$559,711

CONSOLIDATED RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2006 COMPARED TO YEAR ENDED DECEMBER 31, 2005
Premiums Written.   Gross written premiums decreased 2.6% to $4,000.9 million in 2006 from $4,108.6 million in 2005. The Specialty Underwriting operation decreased 20.2% ($63.4 million), driven by a $53.2 million reduction in A&H premiums, as pricing for this business continues to be difficult and a $23.6 million decrease in marine and aviation premiums, partially offset by a $13.4 million increase in surety premiums. The U.S. Insurance operation decreased 7.1% ($66.2 million), mainly reflecting continued reductions in the California workers’ compensation business and run-off of the credit business. The U.S. Reinsurance operation decreased 3.6% ($49.4 million), principally reflecting a $72.7 million decrease in treaty casualty business, partially offset by a $16.4 million increase in treaty property business and by an $11.6 million increase in facultative business. Partially offsetting these declines was a 6.0% ($46.2 million) increase in the Bermuda operation, reflecting increases in treaty business in the UK, Europe and Bermuda, partially offset by decreased facultative business in Bermuda. The International operation increased 3.6% ($25.2 million), primarily due to a $47.1 million increase in international business written through the Miami and New Jersey offices, representing primarily Latin American business and by a $22.8 million increase in Canadian business, partially offset by a $44.1 million decrease in Asian business. The Company endeavors to write only business that meets its profit criteria; generally, increases and decreases in a line of business or region are the result of changing perceptions of the profit opportunities in the various markets.

Ceded premiums decreased to $125.2 million in 2006 from $136.5 million in 2005. Ceded premiums generally relate to specific reinsurance purchased by the U.S. Insurance operation and fluctuate based upon the level of premiums written in the individual reinsured programs.

Net written premiums decreased by 2.4% to $3,875.7 million in 2006 from $3,972.0 million in 2005, reflecting the $107.7 million decrease in gross written premiums and the $11.4 million decrease in ceded premiums.

Premium Revenues.  Net premiums earned decreased by 2.8% to $3,853.2 million in 2006 from $3,963.1 million in 2005. Contributing to this decrease was an 18.9% ($57.0 million) decrease in the Specialty Underwriting operation, an 8.2% ($115.1 million) decrease in the U.S. Reinsurance operation, a 7.5% ($61.3 million) decrease in the U.S. Insurance operation, partially offset by an 11.5% ($87.4 million) increase in the Bermuda operation and a 5.3% ($36.0 million) increase in the International operation. Additional premiums, related to catastrophe business, included in net earned premiums contributed $4.9 million and $81.8 million for 2006 and 2005, respectively. The changes reflect period to period changes in net written premiums and business mix, together with normal variability in earning patterns. Business mix changes occur not only as the Company shifts emphasis between products, lines of business, distribution channels and markets, but also as individual contracts renew or non-renew, almost always with changes in coverage, structure, prices and/or terms and as new contracts are accepted. As premium reporting, earnings, loss and commission characteristics derive from the provisions of individual contracts, the continuous turnover of individual contracts, arising from both strategic shifts and daily underwriting decisions, can and does introduce appreciable variability in various underwriting line items. Changes in estimates of the reporting patterns of ceding companies also affect premiums earned.

Expenses
Incurred Losses and LAE.   The Company’s loss and LAE reserves reflect estimates of ultimate claim liability. Such estimates are re-evaluated on an ongoing basis, including re-estimates of prior period reserves, taking into consideration all available information and, in particular, recently reported loss and claim experience related to prior periods. The effect of such re-evaluations is recorded in incurred losses for the current period.

The following table shows the components of the Company’s incurred losses and LAE for 2006 and 2005:

	December 31, 2006			December 31, 2005
(Dollars in millions)	Current Year	Prior Years	Total Incurred	Current Year	Prior Years	Total Incurred
All Segments
Attritional (a)	$2,283.2	$(243.3)	$2,039.9	$2,383.6	$(226.3)	$2,157.2
Catastrophes	15.6	272.3	287.9	1,367.2	118.5	1,485.7
A&E	-	106.6	106.6	-	81.4	81.4

Total All segments	$2,298.8	$135.6	$2,434.4	$3,750.7	$(26.4)	$3,724.3

Loss Ratio	59.7%	3.5%	63.2%	94.6%	-0.7%	94.0%
(a) Attritional losses exclude catastrophe and A&E losses
(Some amounts may not reconcile due to rounding.)

The Company’s incurred losses and LAE decreased 34.6% to $2,434.4 million in 2006 from $3,724.3 million in 2005, due to significantly reduced current year catastrophe losses and a reduction in current and prior years attritional losses, partially offset by increased prior years reserve development on catastrophe and A&E losses. Incurred losses and LAE in 2006 reflected ceded losses and LAE of $109.5 million compared to ceded losses and LAE in 2005 of $95.2 million.

The Company’s loss ratio, which is calculated by dividing incurred losses and LAE by current year net premiums earned, improved by 30.8 points to 63.2% over the comparable 2005 period, principally due to a 34.1 point improvement of current year catastrophe losses, partially offset by 4.2 points related to an increase in prior years reserve strengthening.

The following table shows the U.S. Reinsurance segment components of incurred losses and LAE for 2006 and 2005:

	December 31, 2006			December 31, 2005
(Dollars in millions)	Current Year	Prior Years	Total Incurred	Current Year	Prior Years	Total Incurred
Attritional	$683.6	$(50.4)	$633.2	$824.3	$(63.3)	$760.9
Catastrophes	8.9	181.7	190.6	634.6	72.5	707.2
A&E	-	27.4	27.4	-	11.5	11.5

Total segment	$692.5	$158.7	$851.2	$1,458.8	$20.7	$1,479.6

Loss Ratio	54.1%	12.4%	66.4%	104.5%	1.5%	106.0%
(Some amounts may not reconcile due to rounding.)

The U.S. Reinsurance segment’s incurred losses and LAE decreased 42.5%, or $628.4 million, for 2006 compared to 2005, primarily due to significantly reduced current year catastrophe losses, principally within the treaty property unit and decreased earned premiums. The segment’s loss ratio improved by 39.6 points from 2005 due to a decrease in catastrophe losses, coupled with an improvement in the overall attritional loss ratio. The segment’s attritional loss ratio improvement generally results from more favorable current year pricing, principally on the property business.

The following table shows the U.S. Insurance segment components of incurred losses and LAE for 2006 and 2005:

	December 31, 2006			December 31, 2005
(Dollars in millions)	Current Year	Prior Years	Total Incurred	Current Year	Prior Years	Total Incurred
Attritional	$588.0	$(68.5)	$519.5	$548.9	$(19.5)	$529.5
Catastrophes	-	0.4	0.4	1.3	-	1.3

Total segment	$588.0	$(68.1)	$519.9	$550.2	$(19.5)	$530.8

Loss Ratio	77.2%	-8.9%	68.3%	66.9%	-2.4%	64.5%
(Some amounts may not reconcile due to rounding.)

The U.S. Insurance segment’s incurred losses and LAE decreased 2.0%, or $10.9 million, for 2006 as compared to 2005, primarily due to reduced earned premiums, which related to the continued reduction in the California workers’ compensation business and run-off of a credit program. The segment’s loss ratio increased 3.8 points from 2005, primarily due to higher losses on the credit program.

The following table shows the Specialty Underwriting segment components of incurred losses and LAE for 2006 and 2005:

	December 31, 2006			December 31, 2005
(Dollars in millions)	Current Year	Prior Years	Total Incurred	Current Year	Prior Years	Total Incurred
Attritional	$141.2	$(38.2)	$103.0	$186.5	$(33.0)	$153.4
Catastrophes	-	60.9	60.9	147.6	16.9	164.5

Total segment	$141.2	$22.7	$163.9	$334.1	$(16.1)	$317.9

Loss Ratio	57.7%	9.3%	67.0%	110.8%	-5.4%	105.5%
(Some amounts may not reconcile due to rounding.)

The Specialty Underwriting segment’s incurred losses and LAE decreased 48.4%, or $154.0 million, for 2006 as compared to 2005, primarily due to decreased catastrophe losses and a reduction in earned premiums across all classes of business. Correspondingly, the segment’s loss ratio improved by 38.5 points from 2005.

The following table shows the International segment components of incurred losses and LAE for 2006 and 2005:

	December 31, 2006			December 31, 2005
(Dollars in millions)	Current Year	Prior Years	Total Incurred	Current Year	Prior Years	Total Incurred
Attritional	$389.3	$(31.7)	$357.5	$386.1	$(66.1)	$319.9
Catastrophes	6.7	18.6	25.3	237.8	16.9	254.7

Total segment	$396.0	$(13.1)	$382.8	$623.9	$(49.2)	$574.7

Loss Ratio	55.0%	-1.8%	53.2%	91.3%	-7.2%	84.1%
(Some amounts may not reconcile due to rounding.)

The International segment’s incurred losses and LAE decreased 33.4%, or $191.8 million, for 2006 as compared to 2005, reflecting lower catastrophe losses. The segment’s loss ratio improved by 30.9 points from 2005, primarily due to reduced current year catastrophe losses incurred in Canada, Asia and international.

The following table shows the Bermuda segment components of incurred losses and LAE for 2006 and 2005:

	December 31, 2006			December 31, 2005
(Dollars in millions)	Current Year	Prior Years	Total Incurred	Current Year	Prior Years	Total Incurred
Attritional	$481.2	$(54.4)	$426.7	$437.8	$(44.4)	$393.5
Catastrophes	-	10.7	10.7	345.9	12.2	358.0
A&E	-	79.2	79.2	-	69.9	69.9

Total segment	$481.2	$35.4	$516.6	$783.7	$37.7	$821.4

Loss Ratio	56.8%	4.2%	61.0%	103.2%	5.0%	108.2%
(Some amounts may not reconcile due to rounding.)

The Bermuda segment’s incurred losses and LAE decreased 37.1%, or $304.8 million, for 2006 as compared to 2005. The segment’s loss ratio improved by 47.2 points from 2005, due to a reduction in catastrophe losses in the current year and an increase in favorable development on prior period attritional reserves, partially offset by A&E reserve strengthening. The net prior year improvement was more than offset by an increase in the current year attritional losses reflecting increased earned premiums and a mix of business shift toward more casualty business.

Underwriting Expenses.  The Company’s expense ratio, which is calculated by dividing underwriting expenses by net premiums earned, was 26.5% for 2006 compared to 26.3% for 2005.

The following table shows the expense ratios for each of the Company’s operating segments for 2006 and 2005.

Segment Expense Ratios
Segment	2006	2005
U.S. Reinsurance	25.3%	27.3%
U.S. Insurance	22.5%	22.4%
Specialty Underwriting	30.5%	28.6%
International	27.0%	26.3%
Bermuda	27.3%	25.5%

Segment underwriting expenses decreased by 3.1% to $994.7 million for 2006 from $1,026.3 million in 2005. Commission, brokerage, taxes and fees decreased by $31.6 million, principally due to decreases in premium volume and changes in the mix and of business. Segment other underwriting expenses were $0.1 million for both 2006 and 2005. Contributing to the segment underwriting expense decreases were a 15.5% ($59.0 million) decrease in the U.S. Reinsurance operation, a 14.0% ($12.1 million) decrease in the Specialty Underwriting operation and a 6.8% ($12.5 million) decrease in the U.S. Insurance operation, partially offset by an 19.3% ($37.3 million) increase in the Bermuda operation and an 8.2% ($14.8 million) increase in the International operation. The changes for each operation’s expenses principally resulted from changes in commission expenses due to changes in premium volume and business mix by class and type and, in some cases, changes in the use of specific reinsurance.

The Company’s combined ratio, which is the sum of the loss and expense ratios, decreased by 30.6 points to 89.7% in 2006 compared to 120.3% in 2005, as a result of lower catastrophe and attritional losses.

The following table shows the combined ratios for each of the Company’s operating segments in 2006 and 2005. The combined ratios for all operations were impacted by the loss and expense ratio variations noted above.

Segment Combined Ratios
Segment	2006	2005
U.S. Reinsurance	91.7%	133.3%
U.S. Insurance	90.8%	86.9%
Specialty Underwriting	97.5%	134.1%
International	80.2%	110.4%
Bermuda	88.3%	133.7%

Investment Results.   Net investment income increased 20.4% to $629.4 million in 2006 from $522.8 million in 2005, primarily reflecting the growth in invested assets to $14.0 billion in 2006 from $13.0 billion in 2005 and a $43.2 million increase in investment income from limited partnership investments. Investment income from equity investments in limited partnerships fluctuates from year to year depending on the performance of the individual investments made by the partnerships as well as the movement in the equity markets. Period to period changes in investment income are also impacted by changes in the level and mix of invested assets, prevailing interest rates and price movements in the equity markets.

The following table shows the components of net investment income for the years ended as indicated:

(Dollars in thousands)	2006	2005
Fixed maturities	$508,524	$496,959
Equity securities	22,281	16,582
Short-term investments	56,845	20,128
Other investment income	60,702	14,591

Total gross investment income	648,352	548,260
Interest credited and other expense	(18,974)	(25,427)

Total net investment income	$629,378	$522,833

The following table shows a comparison of various investment yields for the year indicated:

	2006	2005
Imbedded pre-tax yield of cash and invested assets at December 31	4.6%	4.5%
Imbedded after-tax yield of cash and invested assets at December 31	4.0%	3.9%
Annualized pre-tax yield on average cash and invested assets	4.8%	4.4%
Annualized after-tax yield on average cash and invested assets	4.2%	3.8%

The Company, because of its historical income orientation, had generally managed its investments to maximize reportable income. Starting in 2004, the Company began investing a portion of its assets in equity securities, principally in response to perceived changes in the relative attractiveness of the debt and equity markets. In 2006, the Company added $330.5 million of equity securities into the overall investment portfolio. The Company also added $180.4 million of other invested assets, principally limited partnerships. The following table provides a comparison of the Company’s total return by asset class relative to broadly accepted industry benchmarks for 2006 and 2005.

	2006	2005
Company's fixed income portfolio total return	4.6%	3.2%
Lehman bond aggregate index	4.3%	2.4%
Company's common equity portfolio total return	19.2%	13.8%
S & P 500 index	15.8%	4.9%
Company's other invested asset portfolio total return	19.8%	7.2%

Net realized capital gains of $35.1 million in 2006 emanated from realized capital gains on the Company’s investments of $49.0 million, resulting principally from gains on equity securities of $34.1 million and fixed maturities of $14.9 million, partially offset by $13.9 million of realized capital losses, resulting principally from losses on equity securities of $11.9 million and fixed maturities of $2.0 million including $14.0 thousand from other than temporary market declines. Net realized capital gains of $90.3 million in 2005, reflected realized capital gains on the Company’s investments of $106.2 million, including $41.3 million on the sale of interest only strips investments, partially offset by $15.9 million of realized capital losses, which included $7.0 million related to the write-downs in the value of interest only strips deemed to be impaired on an other than temporary basis in accordance with Emerging Issues Task Force Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“EITF 99-20”).

The Company had issued seven equity put options in prior years, which were outstanding at December 31, 2006. These products meet the definition of derivatives under FAS 133. The Company recognized net derivative expense of $0.4 million and $2.6 million in 2006 and 2005, respectively, reflecting changes in the fair value of the equity put options.

Corporate, Non-allocated Expenses.  Corporate underwriting expenses not allocated to segments were $26.5 million in 2006, compared to $18.4 million in 2005, primarily due to increase in share-based compensation expense.

Interest, fees and bond issue cost amortization expense in 2006 and 2005 were $69.9 million and $74.4 million, respectively. Interest, fees and bond issue cost amortization expense in 2006 included $31.1 million related to the senior notes, $37.5 million related to the junior subordinated debt securities, $0.9 million related to the bond issue cost amortization and $0.4 million related to the credit line under the Company’s revolving credit facilities. Interest, fees and bond issue cost amortization expense in 2005 included $35.5 million related to the senior notes, $37.5 million related to the junior subordinated debt securities, $1.0 million to the bond issue cost amortization and $0.4 million related to the credit line under the Company’s revolving credit facilities. Interest expense on senior notes decreased due to the retirement on March 15, 2005 of the 8.5% senior notes issued on March 14, 2000.

Other income in 2006 was $0.1 million and other expense in 2005 was $11.1 million. The change was primarily due to the fluctuation in foreign currency exchange.

Income Taxes.   The Company’s income tax expense is primarily a function of the statutory tax rates and corresponding net income in the jurisdictions where the Company operates, coupled with the impact from tax preferenced investment income. Variations in the effective tax rate generally result from changes in the relative levels of pre-tax income among jurisdictions with different tax rates. The Company recorded income tax expense of $150.9 million in 2006 compared to an income tax benefit of $62.3 million in 2005. The increase was primarily due to the significant change in pre-tax income in 2006 compared to the pre-tax loss in 2005.

Net Income (Loss).  Net income was $840.8 million in 2006 compared to a net loss of $218.7 million in 2005, primarily caused by much larger catastrophe losses in 2005 than in 2006.

YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004
Premiums Written.   Gross written premiums decreased 12.7% to $4,108.6 million in 2005 from $4,704.1 million in 2004 reflecting a disciplined underwriting response to modest reinsurance market softening that affected all segments, resulting in an overall premium decline. Premiums declined 35.4% ($172.4 million) in the Specialty Underwriting operation, primarily due to a $145.4 million decrease in A&H business and a $47.9 million decrease in surety business, partially offset by a $20.9 million increase in marine and aviation business. The U.S. Insurance operation decreased 20.2% ($235.3 million), principally as a result of a $242.6 million decrease in workers’ compensation, resulting primarily from changes in the California workers’ compensation market. The Bermuda operation decreased 13.0% ($114.7 million), reflecting declines in individual risk underwritten insurance and reinsurance in Bermuda and in motor business reinsurance in the U.K. The U.S. Reinsurance operation decreased 6.2% ($92.0 million), principally relating to a $173.1 million decrease in treaty casualty business and a $29.3 million decrease in facultative business, partially offset by a $118.9 million increase in treaty property business. The International operation increased 2.8% ($18.9 million), resulting primarily from a $75.0 million increase in Asian business, partially offset by a $43.6 million decrease in international business written through the Miami and New Jersey offices, representing primarily Latin American business and an $11.3 million decrease in Canadian business.

Ceded premiums decreased to $136.5 million in 2005 from $172.6 million in 2004, principally resulting from the decrease in gross premiums in the U.S. Insurance operations. Ceded premiums generally relate to specific reinsurance purchased by the U.S. Insurance operation and fluctuate based upon the level of premiums written in the individual reinsured programs.

Net written premiums decreased by 12.3% to $3,972.0 million in 2005 from $4,531.5 million in 2004, reflecting the $595.6 million decrease in gross written premiums and the $36.1 million decrease in ceded premiums.

Premium Revenues.   Net premiums earned decreased by 10.4% to $3,963.1 million in 2005 from $4,425.1 million in 2004. Contributing to this decrease was a 34.4% ($157.8 million) decrease in the Specialty Underwriting operation, a 15.6% ($139.9 million) decrease in the Bermuda operation, a 12.2% ($114.6 million) decrease in the U.S. Insurance operation and a 5.3% ($77.4 million) decrease in the U.S. Reinsurance operation, partially offset by a 4.2% ($27.7 million) increase in the International operation. Partially tempering the decline in net premiums earned in 2005 were $81.8 million of reinstatement premiums of which $64.4 million were due to Hurricanes Katrina and Wilma. Generally, catastrophe reinsurance provides coverage for one event; however, when limits are exhausted, some contractual arrangements provide for the availability of additional coverage upon the payment of additional premium. This additional premium is referred to as reinstatement premium. There were no such reinstatement premiums for 2004. All of these changes reflect period to period changes in net written premiums and business mix, together with normal variability in earnings patterns. Business mix changes occur not only as the Company shifts emphasis between products, lines of business, distribution channels and markets, but also as individual contracts renew or non-renew, almost always with changes in coverage, structure, prices and/or terms, and as new contracts are accepted with coverages, structures, prices and/or terms different from those of expiring contracts. As premium reporting, earnings, loss and commission characteristics derive from the provisions of individual contracts, the continuous turnover of individual contracts, arising from both strategic shifts and day to day underwriting, can and does introduce appreciable background variability in various underwriting line items. Changes in estimates related to the reporting patterns of ceding companies also affect premiums earned.

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

The following table shows the components of the Company’s incurred losses and LAE for 2005 and 2004:

	December 31, 2005			December 31, 2004
(Dollars in millions)	Current Year	Prior Years	Total Incurred	Current Year	Prior Years	Total Incurred
All Segments
Attritional (a)	$2,383.6	$(226.3)	$2,157.2	$2,612.9	$128.7	$2,741.7
Catastrophes	1,367.2	118.5	1,485.7	428.8	(38.7)	390.0
A&E	-	81.4	81.4	-	159.4	159.4

Total All segments	$3,750.7	$(26.4)	$3,724.3	$3,041.7	$249.4	$3,291.1

Loss Ratio	94.6%	-0.7%	94.0%	68.7%	5.6%	74.4%
(a) Attritional losses exclude catastrophe and A&E losses
(Some amounts may not reconcile due to rounding.)

The Company’s incurred losses and LAE increased by 13.2% to $3,724.3 million in 2005 from $3,291.1 million in 2004. The increase in incurred losses and LAE was principally attributable to the increase in estimated losses due to property catastrophes, partially offset by favorable attritional prior period reserve development and a lower level of earned premiums. Incurred losses and LAE in 2005 reflected ceded losses and LAE of $95.2 million compared to ceded losses and LAE in 2004 of $141.0 million.

The Company’s loss ratio, which is calculated by dividing incurred losses and LAE by net premiums earned, increased by 19.6 percentage points to 94.0% in 2005 from 74.4% in 2004. This 19.6 point year over year loss ratio increase was primarily the result of a 28.7 point increase due to catastrophe losses, partially offset by a 10.2 point improvement in attritional and A&E prior year reserve development.

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

Net favorable prior period reserve adjustments for the year ended December 31, 2005 were $26.4 million compared to net unfavorable prior period reserve adjustments of $249.4 million in 2004. For the year ended December 31, 2005, the favorable reserve adjustments included net favorable attritional reserve adjustments of $226.3 million related primarily to property business classes, partially offset by net unfavorable prior period catastrophe adjustments of $118.5 million related primarily to the 2004 hurricanes and net unfavorable A&E adjustments of $81.4 million. For the year ended December 31, 2004, the unfavorable prior period reserve adjustments included net unfavorable A&E adjustments of $159.4 million and net unfavorable attritional development of approximately $128.7 million relating primarily to casualty reinsurance. Partially offsetting the 2004 unfavorable development was $38.7 million of favorable catastrophe development principally related to the reduction of reserves for the World Trade Center events. It is important to note that attritional reserve development arises from the re-evaluation of accident year results and that such re-evaluations may also impact premiums and commissions attributed by accident year, generally mitigating, in part, the impact of loss developments and that such impacts are recorded as part of the overall reserve evaluation process.

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

The following table shows the U.S. Reinsurance segment components of incurred losses and LAE for 2005 and 2004:

	December 31, 2005			December 31, 2004
(Dollars in millions)	Current Year	Prior Years	Total Incurred	Current Year	Prior Years	Total Incurred
Attritional	$824.3	$(63.3)	$760.9	$805.4	$102.2	$907.6
Catastrophes	634.6	72.5	707.2	285.5	(34.8)	250.7
A&E	-	11.5	11.5	-	10.3	10.3

Total segment	$1,458.8	$20.7	$1,479.6	$1,090.9	$77.7	$1,168.6

Loss Ratio	104.5%	1.5%	106.0%	74.0%	5.3%	79.3%
(Some amounts may not reconcile due to rounding.)

The U.S. Reinsurance segment’s incurred losses and LAE increased 26.6%, or $311.0 million, for 2005 as compared to 2004. The segment’s loss ratio increased by 26.7 points over 2004 due to current year catastrophe losses and unfavorable prior period catastrophe reserve adjustments, partially offset by favorable attritional loss development.

The prior years unfavorable loss development for the year ended December 31, 2004 was primarily attributable to a proliferation of claims related to bankruptcies and other financial management improprieties during the late 1990‘s and early 2000. This increased number of claims, combined with larger claims, had significantly increased incurred losses on the professional liability policies. In the general casualty area, the Company continued to experience losses greater than historical trends for accident years 1998 through 2001.

The following table shows the U.S. Insurance segment components of incurred losses and LAE for 2005 and 2004:

	December 31, 2005			December 31, 2004
(Dollars in millions)	Current Year	Prior Years	Total Incurred	Current Year	Prior Years	Total Incurred
Attritional	$548.9	$(19.5)	$529.5	$614.5	$43.3	$657.8
Catastrophes	1.3	-	1.3	1.0	-	1.0

Total segment	$550.2	$(19.5)	$530.8	$615.5	$43.3	$658.8

Loss Ratio	66.9%	-2.4%	64.5%	65.6%	4.6%	70.3%
(Some amounts may not reconcile due to rounding.)

The U.S. Insurance segment’s incurred losses and LAE decreased 19.4%, or $128.0 million, for 2005 as compared to 2004. The segment’s loss ratio improved by 5.8 points from 2004 primarily due to favorable prior period adjustments principally on the California workers’ compensation business for the 2004 accident year as the results of benefit reform have become clearer and the 2004 unfavorable prior period reserve adjustments related principally to the casualty classes for accident years 2000 through 2002, where the Company strengthened its reserves for California workers’ compensation insurance. While management believes the cumulative results through 2005 remain quite positive, there was some deterioration in claim frequency and severity related to accident years 2001 and 2002.

The following table shows the Specialty Underwriting segment components of incurred losses and LAE for 2005 and 2004:

	December 31, 2005			December 31, 2004
(Dollars in millions)	Current Year	Prior Years	Total Incurred	Current Year	Prior Years	Total Incurred
Attritional	$186.5	$(33.0)	$153.4	$279.6	$3.6	$283.2
Catastrophes	147.6	16.9	164.5	17.3	1.5	18.8

Total segment	$334.1	$(16.1)	$317.9	$296.9	$5.1	$302.0

Loss Ratio	110.8%	-5.4%	105.5%	64.6%	1.1%	65.8%
(Some amounts may not reconcile due to rounding.)

The Specialty Underwriting segment’s incurred losses and LAE increased 5.3%, or $15.9 million, for 2005 as compared to 2004, due to the significant catastrophe losses in 2005 and development of catastrophes from prior years. The segment’s loss ratio increased by 39.7 points over 2004, primarily due to increased catastrophe losses, however was partially offset by favorable attritional loss development on the marine, aviation, surety and A&H classes of business.

The following table shows the International segment components of incurred losses and LAE for 2005 and 2004:

	December 31, 2005			December 31, 2004
(Dollars in millions)	Current Year	Prior Years	Total Incurred	Current Year	Prior Years	Total Incurred
Attritional	$386.1	$(66.1)	$319.9	$346.5	$(13.3)	$333.2
Catastrophes	237.8	16.9	254.7	87.6	(1.7)	85.9

Total segment	$623.9	$(49.2)	$574.7	$434.1	$(15.1)	$419.1

Loss Ratio	91.3%	-7.2%	84.1%	66.2%	-2.3%	63.9%
(Some amounts may not reconcile due to rounding.)

The International segment’s incurred losses and LAE increased 37.1%, or $155.6 million, for 2005 as compared to 2004. The segment’s loss ratio increased by 20.2 points over 2004, primarily reflective of the significant property catastrophe losses in 2005 and development on prior years’ catastrophes, partially offset by an improvement in attritional prior year reserves on the Canadian, Asian and international business.

The following table shows the Bermuda segment components of incurred losses and LAE for 2005 and 2004:

	December 31, 2005			December 31, 2004
(Dollars in millions)	Current Year	Prior Years	Total Incurred	Current Year	Prior Years	Total Incurred
Attritional	$437.8	$(44.4)	$393.5	$566.9	$(6.9)	$560.0
Catastrophes	345.9	12.2	358.0	37.4	(3.8)	33.6
A&E	-	69.9	69.9	-	149.1	149.1

Total segment	$783.7	$37.7	$821.4	$604.3	$138.4	$742.7

Loss Ratio	103.2%	5.0%	108.2%	67.2%	15.4%	82.6%
(Some amounts may not reconcile due to rounding.)

The Bermuda segment’s incurred losses and LAE increased 10.6%, or $78.7 million, for 2005 as compared to 2004. The segment’s loss ratio increased by 25.6 points over 2004, reflecting catastrophe losses in 2005 and prior period catastrophe development, partially offset by favorable prior period attritional reserves, primarily from the UK branch produced business. The A&E reserve development for both 2005 and 2004 primarily related to asbestos exposures that were assumed through the September 19, 2000 loss portfolio transfer from Mt. McKinley.

Underwriting Expenses.   The Company’s expense ratio, which is calculated by dividing underwriting expenses by net premiums earned, was 26.3% for 2005 compared to 24.6% for 2004.

The following table shows the expense ratios for each of the Company’s operating segments for 2005 and 2004.

Segment Expense Ratios
Segment	2005	2004
U.S. Reinsurance	27.3%	26.9%
U.S. Insurance	22.4%	19.1%
Specialty Underwriting	28.6%	29.6%
International	26.3%	26.3%
Bermuda	25.5%	21.7%

Segment underwriting expenses decreased by 5.0% to $1,026.3 million in 2005 from $1,080.2 million in 2004. Commission, brokerage, taxes and fees decreased by $60.3 million, principally reflecting decreases in premium volume and changes in the mix of business. Segment other underwriting expenses increased by $6.4 million as the Company continued to expand operations. Contributing to the segment underwriting expense decreases were a 36.6% ($49.8 million) decrease in the Specialty Underwriting operation, a 3.8% ($14.9 million) decrease in the U.S. Reinsurance operation and a 0.7% ($1.3 million) decrease in the Bermuda operation, partially offset by a 4.2% ($7.2 million) increase in the International operation and a 2.7% ($4.9 million) increase in the U.S. Insurance operation. The changes for each operation’s expenses principally resulted from changes in commission expenses related to changes in premium volume and business mix by class and type and, in some cases, changes in the use of specific reinsurance, as well as the underwriting performance of the underlying business.

The Company’s combined ratio, which is the sum of the loss and expense ratios, increased by 21.3 percentage points to 120.3% in 2005 as compared to 99.0% in 2004, with the increase principally resulting from elevated catastrophe losses, partially offset by improved prior year development.

The following table shows the combined ratios for each of the Company’s operating segments in 2005 and 2004. The combined ratios for all operations were impacted by the loss and expense ratio variability noted above.

Segment Combined Ratios
Segment	2005	2004
U.S. Reinsurance	133.3%	106.2%
U.S. Insurance	86.9%	89.4%
Specialty Underwriting	134.1%	95.4%
International	110.4%	90.2%
Bermuda	133.7%	104.3%

Investment Results.   Net investment income increased 5.4% to $522.8 million in 2005 from $495.9 million in 2004, reflecting growth in invested assets tempered by lower investment yields and lower returns from limited partnership investments. Investable assets increased by $1.4 billion to $13.0 billion in 2005, principally reflecting the effects of investing $1,070.6 million cash flow from operations during the year and $758.2 million net proceeds from issuance of common shares, partially offset by $250.0 million in debt repayment. The lower investment yield reflects the Company’s elevated short-term investments following its common share capital raising in the fourth quarter, which also reduced the investment income portfolio duration. Investment income for the limited partnerships for the year ended December 31, 2005 and 2004 was $11.5 million and $41.8 million, respectively.

The following table shows the components of net investment income for the years ended as indicated:

(Dollars in thousands)	2005	2004
Fixed maturities	$496,959	$475,906
Equity securities	16,582	8,453
Short-term investments	20,128	6,913
Other investment income	14,591	44,126

Total gross investment income	548,260	535,398
Interest credited and other expense	(25,427)	(39,490)

Total net investment income	$522,833	$495,908

The following table shows a comparison of various investment yields for the years indicated:

	2005	2004
Imbedded pre-tax yield of cash and invested assets at December 31	4.5%	4.7%
Imbedded after-tax yield of cash and invested assets at December 31	3.9%	4.1%
Annualized pre-tax yield on average cash and invested assets	4.4%	5.0%
Annualized after-tax yield on average cash and invested assets	3.8%	4.2%

The Company, because of its historical income orientation, has generally considered total return, the combination of income yield and capital appreciation/depreciation, to be relatively less important as a measure of performance than its overall income yield. However, in 2005, with changes the Company perceived in overall investment market conditions, the Company continued to reweight its view of total return and added $350.4 million in 2005 of equity securities into the overall investment portfolio. The Company also added $125.2 million of other invested assets, principally limited partnerships. The following table provides a comparison of the Company’s total return by asset class relative to broadly accepted industry benchmarks for 2005 and 2004.

	2005	2004
Company's fixed income portfolio total return	3.2%	6.5%
Lehman bond aggregate index	2.4%	4.3%
Company's common equity portfolio total return	13.8%	21.9%
S & P 500 index	4.9%	10.9%
Company's other invested asset portfolio total return	7.2%	43.2%

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

The Company has issued seven equity put options in its product portfolio at December 31, 2005, which were outstanding. These products meet the definition of a derivative under Financial Accounting Standards No. 133. The Company recognized net derivative expense of $2.6 million and $2.7 million in 2005 and 2004, respectively, reflecting changes in fair value for the equity put options. See also Note 2 of Notes to the Consolidated Financial Statements.

Corporate, Non-allocated Expenses.   Corporate underwriting expenses not allocated to segments were $18.4 million for 2005 as compared to $9.8 million for 2004 as the Company expanded its infrastructure to support operations.

Interest, fees and bond issue cost amortization expense in 2005 and 2004 were $74.4 million and $76.6 million, respectively. Interest, fees and bond issue cost amortization expense in 2005 included $35.5 million related to the senior notes, $37.5 million related to the junior subordinated debt securities, $1.0 million related to the bond issue cost amortization and $0.4 million related to the credit line under the Company’s revolving credit facilities. Interest, fees and bond issue cost amortization expense in 2004 included $41.9 million related to the senior notes, $32.4 million related to the junior subordinated debt securities, $1.1 million related to the bond issue cost amortization and $1.2 million related to the credit line under the Company’s revolving credit facilities. The lower interest expense on the senior notes was due to the retirement of the 8.5% senior notes due March 15, 2005, partially offset by the issuance of new 5.4% senior notes on October 12, 2004.

Other expense in 2005 was $11.1 million compared to other income of $9.6 million in 2004. The change in net other expense for 2005 from net other income in 2004 was primarily due to variability in the impact of foreign exchange.

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

LOSS AND LAE RESERVES.   The Company’s most critical accounting policy is the determination of its loss and LAE reserves. The Company maintains reserves equal to its estimated ultimate liability for losses and LAE with respect to reported and unreported claims relating to both its insurance and reinsurance businesses. Because reserves are based on estimates of ultimate losses and LAE by underwriting or accident year, management, uses a variety of statistical and actuarial techniques to monitor reserve adequacy over time and evaluates new information as it becomes known and adjusts reserves whenever an adjustment appears warranted. Management considers many factors when setting reserves, including: (1) the Company’s exposure base, generally its projected ultimate premiums earned; (2) its expected loss ratios by product and class categories as determined through extensive interaction between its underwriters and actuaries; (3) actuarial methodologies which analyze the Company’s loss reporting and payment experience, information from ceding companies and historical trends, such as reserving patterns, loss payments and product mix; (4) current legal interpretations of coverage and liability; (5) economic conditions; and (6) the uncertainties discussed below regarding reserve requirements for asbestos and environmental (A&E) claims. Based on these considerations, management believes that adequate provision has been made for the Company’s insurance and reinsurance loss and LAE reserves. Actual losses and LAE ultimately paid may deviate, perhaps substantially, from such reserves, impacting income in the period in which the change in estimated ultimate loss projections is recorded. See also Note 1 of Notes to the Consolidated Financial Statements.

The Company notes that there generally is more uncertainty in establishing loss reserves for reinsurance liabilities than for insurance liabilities. At December 31, 2006 the Company had reinsurance reserves of $6,720.7 million and insurance loss reserves of $2,119.4 million, of which $260.4 million and $320.5 million, respectively, were loss reserves for A&E liabilities. A detailed discussion of additional considerations related to A&E exposures follows later in this section.

The detailed data required to evaluate ultimate losses for insurance business is accumulated from the Company’s underwriting and claim systems. Reserving for reinsurance requires evaluation of loss information received from ceding companies. Ceding companies report losses to the Company in many forms dependent on the type of contract and the negotiated reporting requirements. Generally, proportional/quota share contracts require the submission of a monthly/quarterly account, which includes premium and loss settlement activity for the period with corresponding reserves as established by the ceding company. This information is recorded into the Company’s records. For certain proportional contracts, there is also an individual loss reporting clause, which requires a detailed loss report on claims that exceed a certain dollar threshold or relate to a particular type of loss. Excess of loss and facultative contracts generally require individual loss reporting with precautionary notices generally sent when losses reach a significant percentage of the attachment point of the contract or when certain causes of loss or types of injury occur. All individual loss reports and supporting claim information are managed by the Company’s experienced claims staff. Based on its own evaluation of the claim, the Company may choose to establish additional case reserves (ACRs) as a supplement above the case reserves reported by the ceding company. To ensure ceding companies are submitting required and accurate data, the Underwriting, Claim, Reinsurance Accounting and Internal Audit departments of the Company perform various reviews of the ceding carriers, particularly larger ceding companies.

Both reinsurance and insurance reserves are categorized into exposure groupings for actuarial analysis. The exposure groupings are selected in such that the underlying exposures have reasonably homogeneous loss development characteristics but are large enough to make the estimation of ultimate losses credible. The selection of exposure groupings is reviewed periodically and may change over time as the Company’s business changes. The Company currently uses over 200 exposure groupings to develop its reserve estimates. One of the key selection characteristics for the exposure groupings is the length of time it historically takes to report and settle claims. Claims that are reported and settled relatively quickly are commonly referred to as short tail lines and principally derive from property coverages. Casualty claims on the other hand tend to take longer to be reported and settled and are generally referred to as long tail lines. Shorter tail lines are generally subject to less volatility in the ultimate loss estimation and re-estimation process than longer tail lines.

The same accepted actuarial methodologies, such as Borhuetter-Ferguson, expected loss ratio and chain ladder reserving methods, supplemented by judgment where appropriate, are used to develop an estimate of ultimate losses and LAE for each exposure group. Although the same actuarial methodologies are used for both short tail and long tail lines, the faster reporting of experience for the short tail lines allows for earlier reliance on the estimates derived from the reported loss experience based methods than is possible for the long tail lines, for which, consequently, reliance must be placed on the exposure based estimates. For both short and long tail lines, these general approaches are supplemented by judgment in determining the ultimate losses and LAE for each exposure group. Projected losses from widespread catastrophic events, such as hurricanes, generally cannot be estimated using traditional actuarial models. The loss estimates for these types of events are judgmentally established based on available information derived from the Company’s quantitative and qualitative exposure analyses, reports and communications from ceding companies and management’s judgment. Due to the inherent uncertainty in estimating such losses, these estimates are subject to variability, the potential for which increases with the severity and complexity of the underlying event.

There are no explicit provisions for reserve uncertainty imbedded in the key actuarial assumptions or added to the actuarially determined reserves. In situations where historical results have been volatile or the class of business is new and immature, the Company actuaries’ ultimate reserve selections may implicitly include a provision for uncertainty, but this is not significant in relation to the entire reserve balance and is not separately captured on a quantitative basis.

The amount of carried reserves at the end of each reporting period is the amount of projected ultimate losses and LAE, reduced by the cumulative amount paid. Similarly, IBNR reserves are determined by subtracting case reserves and ACRs from total loss reserves. Detailed reserve studies for each exposure group are completed once a year for reinsurance and quarterly for insurance. The completed annual reinsurance reserve studies are rolled forward for each accounting period until the subsequent reserve study is completed. The roll forward analysis includes a comparison of actual reported losses to actuarially expected losses. Any significant variance between actual and expected losses is investigated and appropriate adjustments recorded. For the years presented, there were no significant changes in the key actuarial methodologies and procedures used to project ultimate losses and therefore, loss reserve changes principally result from changes in managements’ estimates of ultimate losses from amounts reported in prior periods.

Given the inherent variability in loss reserves, the Company has developed an estimated range of possible gross reserve levels. This table of ranges by segment, accompanied by commentary on potential and historical variability, is included in Financial Condition under Loss and LAE Reserves. The ranges are statistically developed using the same exposure groups used in the reserve setting process and aggregated to the segment level. The starting point for developing the ranges is the reported reserves, which reflect the Company’s best estimate of ultimate unpaid losses. For each exposure group, the Company calculates a range for each year reflecting actuarial judgment for two variables. The first is the historical pattern of ratios of IBNR to premiums earned at the level of the underlying business’s maturity relative to its ultimate expected outcome. The second is the uncertainty associated with the underlying business’s position within its underwriting cycle. The ranges by year are then aggregated to develop a range for the exposure group taking into account correlations that exist. The exposure groups are then aggregated to segment, again accounting for existing correlations. The Company notes that its presentation of this information is not directly comparable to similar presentations of other companies as there are no consistently applied actuarial or accounting standards governing such presentations. The Company further notes that its recorded reserves reflect the Company’s best point estimate of its liabilities and that its actuarial methodologies focus on such point estimates around which ranges are subsequently developed.

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

With respect to asbestos claims in particular, several additional factors have emerged in recent years that further compound the difficulty in estimating the Company’s liability. These developments include: (a) the significant growth over a short period of time in the number of claims filed, in part reflecting a much more aggressive plaintiff bar and including claims against defendants who may only have a “peripheral” connection to asbestos; (b) a disproportionate percentage of claims filed by individuals with no functional injury, which should have little to no financial value but that have increasingly been considered in jury verdicts and settlements; (c) the growth in the number and significance of bankruptcy filings by companies as a result of asbestos claims (including, more recently, bankruptcy filings in which companies attempt to resolve their asbestos liabilities in a manner that is prejudicial to insurers and forecloses insurers from participating in the negotiation of asbestos related bankruptcy reorganization plans); (d) the concentration of claims in a small number of states that favor plaintiffs; (e) the growth in the number of claims that might impact the general liability portion of insurance policies rather than the product liability portion; (f) measures adopted by specific courts to ameliorate the worst procedural abuses; (g) an increase in settlement values being paid to asbestos claimants, especially those with cancer or functional impairment; (h) legislation in some states to address asbestos litigation issues; and (i) the potential that other states or the U.S. Congress may adopt legislation on asbestos litigation. Anecdotal evidence suggests that new claims filing rates have decreased, that new filings of asbestos-driven bankruptcies have decreased and that various procedural and legislative reforms are beginning to diminish the potential ultimate liability for asbestos losses.

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

With respect to Mt. McKinley, where the Company has a direct relationship with policyholders, the Company’s aggressive litigation posture and the uncertainties inherent in the asbestos coverage and bankruptcy litigation have provided an opportunity to actively engage in settlement negotiations with a number of those policyholders who have potentially significant asbestos liabilities. Those discussions are oriented towards achieving reasonable negotiated settlements that limit Mt. McKinley’s liability to a given policyholder to a sum certain. Because of uncertainties and risks inherent in litigation, the Company cannot be certain that in every instance this approach will lead to negotiated settlements in the range expected by the Company. Between 2004 and 2006, the Company concluded such settlements or reached agreement in principle with 14 of its high profile policyholders. The Company currently has identified 8 policyholders based on their past claim activity and/or potential future liabilities as “High Profile Policyholders” and its settlement efforts are generally directed at such policyholders, in part because their exposures have developed to the point where both the policyholder and the Company have sufficient information to be motivated to settle. The Company believes that this active approach will ultimately result in a more cost-effective liquidation of Mt. McKinley’s liabilities than a passive approach, although it may also introduce additional variability in Mt. McKinley’s losses and cash flows as reserves are adjusted to reflect the developments in litigation, negotiations and, ultimately, potential settlements.

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

REINSURANCE RECEIVABLES.   The Company purchases reinsurance to reduce its exposure to large claims and catastrophic loss occurrences. These agreements provide for recovery from reinsurers of a portion of losses and loss expenses under certain circumstances without relieving the insurer of its obligation to the policyholder. In the event reinsurers were unable to meet their obligations under these agreements or were able to successfully challenge losses ceded by the Company under the contracts, the Company would not be able to realize the full value of the reinsurance recoverable balance. In some cases, the Company may hold partial collateral for the receivable, including letters of credit, trust assets and cash. Additionally, creditworthy foreign reinsurers of business written in the U.S. are generally required to secure their obligations. The Company establishes reserves for uncollectible balances based on management’s assessment of the collectibility of the outstanding balances. As of December 31, 2006 and 2005, the reserve for uncollectible balances was $87.0 million and $25.0 million, respectively. To minimize exposure from uncollectible reinsurance receivables, the Company has a reinsurance credit security committee that generally evaluates the financial strength of a reinsurer prior to entering into a reinsurance arrangement. Management believes that adequate provision has been made for the Company’s uncollectible balances. Actual uncollectible amounts may vary, perhaps substantially, from such reserves, impacting income in the period in which the change in reserves is made. See also Note 1 of Notes to the Consolidated Financial Statements and “Financial Condition – Reinsurance Receivables” below.

PREMIUMS WRITTEN AND EARNED.   Premiums written by the Company are earned ratably over the coverage periods of the related insurance and reinsurance contracts or policies. Unearned premium reserves are established to cover the remainder of the unexpired contract period. Such reserves are established based upon reports received from ceding companies or computed using pro rata methods based on statistical data. Premiums earned, and the related costs, which have not yet been reported to the Company, are estimated and accrued. Because of the inherent lag in the reporting of written and earned premiums by the Company’s ceding companies, standard accepted actuarial methodologies are used to estimate earned but not reported premium at each financial reporting date. These earned but not reported premiums are combined with reported earned premiums to comprise the exposure base for determining the Company’s incurred losses and loss and LAE reserves. Commission expense and incurred losses related to the change in earned but not reported premium are included in current period company and segment financial results. See also Note 1 of Notes to the Consolidated Financial Statements.

The following table displays the estimated components of earned but not reported premiums by segment at December 31 for the years indicated:

(Dollars in thousands)	Earned But Not Reported Premium By Segment
	2006	2005	2004
U.S. Reinsurance	$426,238	$549,866	$485,880
U.S. Insurance	16,474	21,267	38,487
Specialty Underwriting	85,243	84,963	136,687
International	199,852	225,664	216,632
Bermuda	160,581	121,147	233,940

Total	$888,388	$1,002,908	$1,111,626

INVESTMENT VALUATION.   The Company’s investment portfolio consists of fixed income investments classified for accounting purposes as available for sale and equity securities. Accordingly, these securities are marked to market on a quarterly basis. Most securities are traded on national exchanges where market values are readily available. The Company holds some privately placed securities, less than 0.5% of the portfolio, that are either valued by an investment advisor or by the Company using cash flow projections. At December 31, 2006, the Company’s investment portfolio included $442.5 million of limited partnership investments whose value are reported pursuant to the equity method of accounting, which management believes approximates market value. In 2005, the Company owned interest only strips that were accounted for in accordance with EITF 99-20, which sets forth the rules for determining when these securities must be written down to fair value due to impairment. Unrealized gains and losses from market fluctuations are reflected as comprehensive income, while market value declines that are considered other than temporary impairments are reflected in the income statement as realized capital losses. As of December 31, 2006 and 2005, the Company had unrealized gains net of tax of $302.9 million and $214.6 million, respectively. The Company considers many factors when determining whether a market value decline is other than temporary, including: (1) the length of time the market value has been below book value, (2) the credit strength of the issuer, (3) the issuer’s market sector, (4) the length of time to maturity and (5) for asset backed securities, increases in prepayments. If management assessments change in the future, the Company may ultimately record a realized loss after management originally concluded that the decline in value was temporary. See also Note 1 of Notes to the Consolidated Financial Statements.

FINANCIAL CONDITION
CASH AND INVESTED ASSETS.   Aggregate invested assets, including cash and short-term investments, were $13,957.1 million at December 31, 2006 and $12,970.8 million at December 31, 2005. This increase in cash and invested assets resulted primarily from $636.3 million in cash flows from operations, $176.4 million of foreign currency translation gains, $35.1 million of net realized capital gains and a $131.7 million increase in net pre-tax unrealized appreciation of the Company’s investments comprised of a $191.9 million increase in pre-tax unrealized appreciation on the equity securities portfolio, partially offset by a $60.2 million decrease in pre-tax unrealized appreciation in fixed maturities portfolio. Cumulative gross pre-tax unrealized appreciation and depreciation across the Company’s investment portfolio were $594.5 million and $122.8 million, respectively, at December 31, 2006 compared to $443.1 million and $103.1 million, respectively, at December 31, 2005.

The Company’s principal investment objectives are to ensure funds are available to meet its insurance and reinsurance obligations and to maximize after-tax investment income while maintaining a high quality diversified investment portfolio. Considering these objectives, the Company views its investment portfolio as having two components; 1) the investments needed to satisfy outstanding liabilities and 2) investments funded by the Company’s shareholders’ equity.

For outstanding liabilities, the Company invests in taxable and tax-preferenced fixed income securities with an average credit quality of Aa, as rated by the independent investment rating service of Moody’s. The Company’s mix of taxable and tax-preferenced investments is adjusted continuously, consistent with the Company’s current and projected operating results, market conditions and the Company’s tax position. This fixed maturity portfolio is externally managed by an independent, professional investment manager using portfolio guidelines approved by the Company.

Over the past few years, the Company has reallocated its shareholders’ equity investment portfolio to include 1) publicly traded equity securities, primarily exchange traded funds, and 2) private equity limited partnership investments. The objective of this portfolio diversification is to enhance the risk-adjusted total return of the investment portfolio by allocating a prudent portion of the portfolio to higher return asset classes. The Company has limited its allocation to these asset classes because 1) the potential for volatility in their values and 2) the impact of these investments on regulatory and rating agency capital adequacy models. At December 31, 2006, the market value of investments in equity and limited partnership securities approximated 40% of shareholders’ equity.

During 2005 and 2004, the Company invested in interest only strips. These investments were intended to mitigate potential decreases in unrealized appreciation on the Company’s fixed income portfolio during a period when management believed there was high potential for increased general interest rates. These securities give the holder the right to receive interest payments at a stated coupon rate on an underlying pool of mortgages. The interest payments on the outstanding mortgages are guaranteed by entities generally rated AAA. The ultimate cash flow from these investments is primarily dependent upon the average life of the mortgage pool. Generally, as mortgage rates decline, mortgagors tend to pre-pay their mortgage loans which decreases the average life of a mortgage pool and reduces expected cash flows. Conversely, as mortgage rates rise, prepayments are more likely to slow and ultimate cash flows tend to rise. Accordingly, the market value of these investments tends to increase as general interest rates rise and decline as general interest rates fall. These movements are generally counter to the impact of interest rate movements on the Company’s other fixed income investments. Although the Company invested in interest only strips during 2005 and 2004, the Company had liquidated its positions in interest only strips and held no such securities at or after December 31, 2005.

The tables below summarize the composition and characteristics of the Company’s investment portfolio at December 31:

	2006	2005	2004
Fixed maturities	73.9%	77.5%	86.3%
Equity securities	11.6%	8.4%	5.6%
Short-term investments	9.4%	11.1%	5.1%
Other invested assets	3.3%	2.2%	1.4%
Cash	1.8%	0.8%	1.6%

Total investments and cash	100.0%	100.0%	100.0%
	2006	2005	2004
Fixed income portfolio duration	4.1 years	4.3 years	5.2 years
Fixed income composite credit quality	Aa2	Aa1	Aa2
Imbedded end of period yield, pre-tax	4.6%	4.5%	4.7%
Imbedded end of period yield, after-tax	4.0%	3.9%	4.1%

The increase in equity securities and other invested assets reflects a modest and continuing reweighting of the Company’s target investment mix.

The following table provides a comparison of the Company’s total return by asset class relative to broadly accepted industry benchmarks for the years indicated:

	2006	2005
Company's fixed income portfolio total return	4.6%	3.2%
Lehman bond aggregate index	4.3%	2.4%
Company's common equity portfolio total return	19.2%	13.8%
S & P 500 index	15.8%	4.9%
Company's other invested asset portfolio total return	19.8%	7.2%

REINSURANCE RECEIVABLES.   Reinsurance receivables for both paid and unpaid losses totaled $772.8 million at December 31, 2006, $1,048.7 million at December 31, 2005, and $1,210.8 million at December 31, 2004. At December 31, 2006, $169.4 million, or 21.9%, was receivable from Transatlantic, $100.9 million, or 13.1%, was receivable from LM, whose obligations are guaranteed by The Prudential, $100.2 million, or 13.0%, was receivable from Founders, $100.0 million, or 12.9%, was receivable from Continental, which is partially collaterized by funds held arrangements, $52.5 million, or 6.8%, was receivable from subsidiaries of London Life, which is fully collateralized by letters of credit, and $42.7 million, or 5.5%, was receivable from Munich Re. Continental is collateralized by a funds held arrangements under which the Company has retained the premium payments due the retrocessionaire, recognized liabilities for such amounts and reduced such liabilities as payments are due from the retrocessionaire. No other retrocessionaire accounted for more than 5% of the Company’s receivables.

LOSS AND LAE RESERVES.   Gross loss and LAE reserves totaled $8,840.1 million at December 31, 2006, $9,126.7 million at December 31, 2005 and $7,836.3 million at December 31, 2004. The decrease in 2006 was primarily attributable to the payout in 2006 of catastrophe loss reserves held at December 31, 2005, partially offset by unfavorable net prior period reserve strengthening. The increases in 2005 and 2004 were primarily attributable to increased catastrophe losses, partially offset by favorable net prior period reserve adjustments and reduced premiums earned.

The following tables summarize gross outstanding loss and LAE reserves by segment, segregated into case reserves and IBNR reserves, which are managed on a combined basis, for the years indicated:

Gross Reserves By Segment
	As of December 31, 2006
(Dollars in thousands)	Case Reserves	IBNR Reserves	Total Reserves	% of Total
U.S. Reinsurance	$1,641,661	$2,061,722	$3,703,383	41.9%
U.S. Insurance	591,384	1,010,998	1,602,382	18.1%
Specialty Underwriting	338,719	145,646	484,365	5.5%
International	535,135	380,208	915,343	10.3%
Bermuda	817,536	666,997	1,484,533	16.8%

Total excluding A&E	3,924,435	4,265,571	8,190,006	92.6%
A&E	501,387	148,747	650,134	7.4%

Total including A&E	$4,425,822	$4,414,318	$8,840,140	100.0%

	As of December 31, 2005
(Dollars in thousands)	Case Reserves	IBNR Reserves	Total Reserves	% of Total
U.S. Reinsurance	$1,654,597	$2,423,192	$4,077,789	44.7%
U.S. Insurance	583,729	948,288	1,532,017	16.8%
Specialty Underwriting	273,369	184,719	458,088	5.0%
International	577,276	434,541	1,011,817	11.1%
Bermuda	618,066	779,465	1,397,531	15.3%

Total excluding A&E	3,707,037	4,770,205	8,477,242	92.9%
A&E	526,210	123,250	649,460	7.1%

Total including A&E	$4,233,247	$4,893,455	$9,126,702	100.0%

	As of December 31, 2004
(Dollars in thousands)	Case Reserves	IBNR Reserves	Total Reserves	% of Total
U.S. Reinsurance	$1,354,647	$2,174,762	$3,529,409	45.0%
U.S. Insurance	599,200	793,451	1,392,651	17.7%
Specialty Underwriting	215,187	158,793	373,980	4.8%
International	421,804	359,073	780,877	10.0%
Bermuda	425,273	605,791	1,031,064	13.2%

Total excluding A&E	3,016,111	4,091,870	7,107,981	90.7%
A&E	571,939	156,386	728,325	9.3%

Total including A&E	$3,588,050	$4,248,256	$7,836,306	100.0%

The changes by segment generally reflect changes in earned premium, changes in business mix, the impact of reserve re-estimations and changes in catastrophe loss reserves, together with claim settlement activity. The fluctuations for A&E reflect the impact of reserve re-evaluations and claim settlement activity.

The Company’s loss and LAE reserves are an estimate of the ultimate liability for unpaid claims. Such estimates are re-evaluated on an ongoing basis, including re-estimates of prior period reserves, taking into consideration all available information and, in particular, newly reported loss and claim experience. Such re-evaluations impact incurred losses in the period when the re-evaluation is made. The Company notes that its analytical methods and processes operate at multiple levels including individual contracts, groupings of like contracts, classes and lines of business, internal business units, segments, legal entities, and in the aggregate. The complexities of the Company’s business and operations require analyses and adjustments, both qualitative and quantitative, at these various levels. Additionally, the attribution of reserves, change in reserves and incurred losses between accident year and underwriting year requires adjustments and allocations, both qualitative and quantitative, at these various levels. All of these processes, methods and practices appropriately balance actuarial science, business expertise and management judgment in a manner intended to assure the accuracy, precision and consistency of the Company’s reserving practices, which are fundamental to the Company’s operation. The Company notes however, that the underlying reserves are estimates, which are subject to variation.

There can be no assurance that reserves for, and losses from, claim obligations will not increase in the future, possibly by a material amount. However, management believes that the Company’s existing reserves and reserving methodologies lessen the probability that any such increase would have a material adverse effect on the Company’s financial condition, results of operations or cash flows. In this context, the Company notes that over the past 10 years, its past calendar year operations have been affected variably by effects from prior period reserve re-estimates, with such effects ranging from a favorable $62.1 million in 1997, representing 2.2% of the net prior period reserves for the year in which the adjustment was made, to an unfavorable $249.4 million in 2004, representing 3.7% of the net prior period reserves for the year in which the adjustment was made. The

Company has noted that variability had increased for years 1999 to 2003 and has taken actions to attempt to reduce year to year variability prospectively.

The Company has included ranges for loss reserve estimates determined by the Company’s actuaries, which are derived through a combination of objective and subjective criteria. The Company notes that its presentation of this information is not directly comparable to similar presentations of other companies as there are no consistently applied actuarial or accounting standards governing such presentations. The Company further notes that its recorded reserves reflect the Company’s best point estimate of its liabilities. The Company’s actuarial methodologies develop point estimates and the ranges are developed subsequently.

The following table below represents the reserve levels and ranges as of December 31, 2006 for each of the Company’s business segments.

	Outstanding Reserves and Ranges By Segment (1) As of December 31, 2006
(Dollars in thousands)	As Reported	Low Range % (2)	Low Range (2)	High Range % (2)	High Range (2)
Gross Reserves By Segment
U.S. Reinsurance	$3,703,383	-9.7%	$3,345,617	9.7%	$4,061,149
U.S. Insurance	1,602,382	-14.8%	1,364,624	14.8%	1,840,140
Specialty Underwriting	484,365	-14.3%	414,993	14.3%	553,736
International	915,343	-8.8%	834,606	8.8%	996,082
Bermuda	1,484,533	-9.0%	1,351,016	9.0%	1,618,018

Total Gross Reserves
(excluding A&E)	8,190,006	-8.1%	7,528,021	8.1%	8,851,991

A&E (All Segments) (3) (4)	650,134	NA	650,134	NA	650,134

Total Gross Reserves (4)	$8,840,140	NA	$8,178,155	NA	$9,502,125

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
(4) NA means not applicable

Depending on the specific segment, the range derived for the loss reserves, excluding reserves for A&E exposures, ranges from minus 8.8% to minus 14.8% for the low range and from plus 8.8% to plus 14.8% for the high range. Both the higher and lower ranges are associated with the U.S. Insurance segment. The Company notes that the width of the range is dependent on the level of confidence associated with the outcome. Within each range, management’s best estimate of loss reserves is based on the point estimate derived by the Company’s actuaries in detailed reserve studies. Such ranges are necessarily subjective due to the lack of generally accepted actuarial standards with respect to their development. For the above presentation, management has assumed what it believes is a reasonable confidence level but notes that there can be no assurance that the Company’s claim obligations will not vary within and potentially outside of these ranges, requiring incurred loss adjustments in the period the variability is recognized. The Company is not able to establish a meaningful range for A&E reserves.

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

The Company has exposure to A&E losses through its Mt. McKinley operation with respect to insurance policies and through Everest Re with respect to reinsurance contracts. In each case, the Company’s management and analyses of its exposures take into account a number of features of its business that differentiate the Company’s exposures from many other insurers and reinsurers that have significant A&E exposures.

Mt. McKinley began writing small amounts of A&E exposed insurance in 1975 and increased the volume of its writings in 1977. These writings ceased in 1984, giving Mt. McKinley an approximate 10-year window of potential A&E exposure, which is appreciably shorter than is the case for many companies with significant A&E exposure. Additionally, due to changes in and standardization of policy forms, it is rare for policies in the 1970s and 1980s to have been issued without aggregate limits on the product liability coverage; policies issued in earlier decades were generally more likely to lack aggregate limits.

The vast majority of Mt. McKinley’s A&E exposed insurance policies are excess casualty policies, with aggregate coverage limits, which by definition also have protection afforded by underlying coverage. Mt. McKinley’s attachment points vary but generally are excess of millions, often tens of millions, of dollars of underlying coverage. The excess nature of most of Mt. McKinley’s policies also offers insulation against “non-product” claims (for example, claims arising under general liability coverage). Although under some circumstances an excess policy could be exposed to non-product claims, such claims generally pose more of a risk to primary policies because non-product claims are generally less likely to aggregate. In addition, environmental claims arise under general liability coverage, and generally do not aggregate. Thus, these claims tend to create exposure for primary policies to a greater extent than excess policies.

Virtually all of the Mt. McKinley policies that are still potentially exposed to claims have policy language providing that expenses are covered only within limits rather than in addition to limits. This is a substantial difference from primary coverage, which would most often cover expenses in addition to limits.

Everest Re was formed in 1973 but was not fully engaged in underwriting casualty business, under which A&E exposures generally arise, until 1974, and it effectively eliminated A&E exposures through contract exclusions effected in 1984. Therefore, Everest Re has an approximate 11-year window of A&E exposure, much shorter than that of many reinsurance companies that have significant A&E exposures. In the earlier years of its existence, Everest Re was not as heavily involved in casualty business as in property business, which generally is not exposed to asbestos claims. Everest Re generally took smaller lines of exposure per contract than many other reinsurers operating in the casualty reinsurance market and those lines were generally also smaller than the excess limits provided by Mt. McKinley policies. This means that the potential adverse development on Everest Re’s reinsurance business is likely to be smaller than companies having greater exposures per risk. Everest Re reinsured both primary and excess policies. However, its claim experience to date indicates that the majority of its reinsurance was on excess policies. As a result, most of Everest Re’s exposure derives from excess policies similar to those written by Mt. McKinley.

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

The following table summarizes incurred losses with respect to A&E on both a gross and net of retrocessions basis for the years indicated:

	Asbestos and Environmental Reserves Years Ended December 31,
(Dollars in millions)	2006	2005	2004
Gross Basis:
Beginning of period reserves	$649.5	$728.3	$765.3
Incurred losses and LAE:
Reported losses	87.9	110.2	297.1
Change in IBNR	25.5	(33.1)	(125.4)

Total incurred losses and LAE	113.4	77.1	171.7
Paid losses	(112.7)	(155.9)	(208.7)

End of period reserves	$650.1	$649.5	$728.3

Net Basis:
Beginning of period reserves	$450.4	$506.7	$534.4
Incurred losses and LAE:
Reported losses	81.6	102.3	271.8
Change in IBNR	25.0	(20.9)	(112.4)

Total incurred losses and LAE	106.6	81.4	159.4
Paid losses	(45.5)	(137.7)	(187.1)

End of period reserves	$511.4	$450.4	$506.7

(Some amounts may not reconcile due to rounding)

At December 31, 2006, the gross reserves for A&E losses were comprised of $135.6 million representing case reserves reported by ceding companies, $152.1 million representing additional case reserves established by the Company on assumed reinsurance claims, $213.7 million representing case reserves established by the Company on direct excess insurance claims, including Mt. McKinley, and $148.7 million representing IBNR reserves.

The Company incurred adverse development for A&E exposures of $113.4 million and $77.1 million for the years ended December 31, 2006 and 2005, respectively. These increases are the result of re-evaluations by management of additional information received from insureds and ceding companies, ongoing litigation, additional claims received and settlement activity. Management closely monitors this additional information and adjusts reserves accordingly.

Industry analysts have developed a measurement, known as the survival ratio, to compare the A&E reserves among companies with such liabilities. The survival ratio is typically calculated by dividing a company’s current net reserves by the three year average of paid losses. Hence, the survival ratio equals the number of years that it would take to exhaust the current reserves based on historical payment levels. Using this measurement, the Company’s net three year A&E survival ratio was 4.1 years at December 31, 2006. Adjusting for the effect of the reinsurance ceded under the reinsurance agreement with LM, this ratio rises to the equivalent of 5.0 years at December 31, 2006. The cession of $100.9 million to the stop loss reinsurance provided by LM in connection with the acquisition of Mt. McKinley results in unpaid proceeds that are not reflected in past net payments and effectively extends the funding available for future net payments.

Because the survival ratio was developed as a comparative measure of reserve strength and not of absolute reserve adequacy, the Company considers, but does not rely on, the survival ratio when evaluating its reserves. In particular, the Company notes that year to year loss payment variability can be material. This is due in part, to the Company’s orientation to negotiated settlements, particularly on its Mt. McKinley exposures, which significantly impairs the credibility and utility of this measure as an analytical tool. During 2006, the Company made asbestos net claim payments of $16.6 million to Mt McKinley high profile claimants where the claim was either closed or a settlement was reached. Such payments, which are non-repetitive, distort the Company’s three year survival ratio for 2006 and will continue to do so for 2007 and 2008. Adjusting for such settlements, recognizing total settlements are generally considered fully reserved to an agreed settlement, the Company considers that its adjusted A&E survival ratio for net unsettled claims is 7.7 years, which is closer to prevailing industry norms.

Developments in 2006 and 2005 affecting asbestos exposures in general and the Company’s asbestos exposures in particular, together with enhancements in the Company’s claim management and analytical processes, resulted in the reserve strengthening noted earlier. These developments and actions have increased the emphasis on asbestos exposures as a separate component of the Company’s A&E exposures. Despite the Company’s approach of handling A&E exposures on a combined basis, management believes additional disclosure of the asbestos element of its A&E exposures is appropriate.

The following tables summarize reserve and claim activity for asbestos claims, gross and net of ceded reinsurance, for the periods indicated with particular emphasis on the differentiation of insured categories within the Mt. McKinley operation, which the Company believes reflects the most volatile element of its asbestos exposures for the years ended December 31:

	Gross Asbestos Exposures (1)
(Dollars in millions)	2006	2005	2004
Beginning of period reserves:
Direct Operations (Mt. McKinley)
Settlements in place ("SIP") (2)	$130.6	$125.2	$110.1
Actively managed (3)	-	-	-
Remaining high profile insureds	55.4	110.8	98.8
Other direct exposures	39.9	12.5	11.9
Incurred by not reported ("IBNR")	29.6	70.8	187.0

	255.5	319.3	407.8
Reinsurance Operations (Everest Re)
Case reserves	252.7	262.7	196.1
IBNR	60.7	50.3	48.9

	313.4	313.0	244.9

Total beginning of period reserves	568.9	632.3	652.7

Incurred losses and LAE:
Direct Operations (Mt. McKinley)
SIP settlements in place (2)	(1.9)	80.1	163.1
Actively managed (3)	-	-	-
Remaining high profile insureds	33.7	(50.4)	19.7
Other direct exposures	4.9	41.7	1.6
IBNR	25.4	(41.2)	(116.2)

	62.0	30.2	68.2
Reinsurance Operations (Everest Re)
Reported Losses	54.1	36.4	102.1
IBNR	(2.7)	10.4	1.5

	51.4	46.8	103.6

Total incurred losses and LAE	113.4	77.0	171.7

Paid losses:
Direct Operations (Mt. McKinley)
SIP settlements in place (2)	18.7	74.7	148.0
Actively managed (3)	-	-	-
Remaining high profile insureds	34.9	5.0	7.7
Other direct exposures	3.5	14.3	1.0

	57.1	94.0	156.7
Reinsurance Operations (Everest Re)	44.3	46.4	35.4

Total paid losses	101.4	140.4	192.1

End of period reserves:
Direct Operations (Mt. McKinley)
SIP settlements in place (2)	110.0	130.6	125.2
Actively managed (3)	-	-	-
Remaining high profile insureds	54.2	55.4	110.8
Other direct exposures	41.3	39.9	12.5
IBNR	54.9	29.6	70.8

	260.5	255.5	319.3
Reinsurance Operations (Everest Re)
Case reserves	262.6	252.7	262.7
IBNR	57.9	60.7	50.3

	320.5	313.4	313.0

Total end of period reserves	$581.0	$568.9	$632.3

______________ (1) Some totals may not reconcile due to rounding.
(2) Under SIP agreements, payments depend upon the insured's actual claims experience and may be subject to annual caps or other controls on the rate of payment.
(3) Actively Managed means that Mt. McKinley is managing the defense of claims against the insured.
3 Year Survival Ratio			4.0
3 Year Survival Ratio excluding SIP and actively managed			7.3

	Net Asbestos Exposures (1)
(Dollars in millions)	2006	2005	2004
Beginning of period reserves:
Direct Operations (Mt. McKinley)
Settlements in place ("SIP") (2)	$120.1	$111.4	$99.3
Actively managed (3)	-	-	-
Remaining high profile insureds	53.0	104.6	89.7
Losses Ceded to LM	(160.0)	(160.0)	(160.0)
Other direct exposures	35.4	11.4	9.4
IBNR	27.3	63.8	165.3

	75.8	131.2	203.7
Reinsurance Operations (Everest Re)
Case reserves	241.1	245.6	183.5
IBNR	48.4	31.0	32.7

	289.5	276.6	216.2

Total beginning of period reserves	365.3	407.8	419.9

Incurred losses and LAE:
Direct Operations (Mt. McKinley)
SIP settlements in place (2)	(2.1)	76.7	146.3
Actively managed (3)	-	-	-
Remaining high profile insureds	30.7	(46.9)	22.1
Losses Ceded to LM	-	-	-
Other direct exposures	5.3	35.1	3.1
IBNR	23.8	(36.5)	(101.6)

	57.6	28.4	69.9
Reinsurance Operations (Everest Re)
Reported Losses	50.9	35.6	91.8
IBNR	3.6	17.4	(1.7)

	54.5	53.0	90.1

Total incurred losses and LAE	112.1	81.4	160.0

Paid losses:
Direct Operations (Mt. McKinley)
SIP settlements in place (2)	16.6	68.0	134.3
Actively managed (3)	-	-	-
Remaining high profile insureds	32.0	4.7	7.0
Pru Pac cession	(59.1)
Other direct exposures	3.4	11.1	1.1

	(7.0)	83.8	142.4
Reinsurance Operations (Everest Re)	42.0	40.1	29.7

Total paid losses	35.0	123.9	172.1

End of period reserves:
Direct Operations (Mt. McKinley)
SIP settlements in place (2)	101.3	120.1	111.4
Actively managed (3)	-	-	-
Remaining high profile insureds	51.6	53.0	104.6
Losses Ceded to LM	(100.9)	(160.0)	(160.0)
Other direct exposures	37.3	35.4	11.4
IBNR	51.1	27.3	63.8

	140.4	75.8	131.2
Reinsurance Operations (Everest Re)
Case reserves	250.0	241.1	245.6
IBNR	52.0	48.4	31.0

	302.0	289.5	276.6

Total end of period reserves (4)	$442.4	$365.3	$407.8

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
3 Year Survival Ratio			4.0
3 Year Survival Ratio excluding stop loss			4.9
3 Year Survival Ratio excluding SIP, actively managed & stop loss			7.7

The Company’s net three year survival ratio on its asbestos exposures only was 4.0 years for the period ended December 31, 2006. This three year survival ratio, when adjusted for the effect of the reinsurance ceded under the stop loss cover from LM, was 4.9 years and, when adjusted for settlements in place and structured settlements, which are either fully funded by reserves or subject to financial terms that substantially limit the potential variability in the liability, and the stop loss protection from LM, was 7.7 years.

SHAREHOLDERS’ EQUITY.   The Company’s shareholders’ equity increased to $5,107.7 million as of December 31, 2006 from $4,139.7 million as of December 31, 2005, principally reflecting $840.8 million of net income for 2006, a $54.1 million increase due to net currency translation, a $38.6 million increase in net share-based compensation activity and a $88.3 million increase in net unrealized appreciation on investments, partially offset by $39.0 million of shareholder dividends and an increase of $15.0 million in accumulated other comprehensive income due to FAS 158 for pensions. The Company’s shareholders’ equity increased to $4,139.7 million as of December 31, 2005 from $3,712.5 million as of December 31, 2004, principally reflecting $758.2 million in net proceeds from the issuance of common shares, partially offset by $218.7 million of net loss for 2005, a $27.0 million decrease in net currency translation, a $77.8 million decrease in net unrealized appreciation on investments, $25.4 million shareholder dividends and an increase of $2.9 million in the minimum pension liability.

LIQUIDITY AND CAPITAL RESOURCES
CAPITAL.   The Company’s business operations are in part dependent on the Company’s financial strength, and the market’s perception thereof, as measured by shareholders’ equity, which was $5,107.7 million and $4,139.7 million at December 31, 2006 and 2005, respectively. The Company possesses significant financial flexibility and access to the debt and equity markets as a result of its perceived financial strength, as evidenced by the financial strength ratings as assigned by independent rating agencies. The Company continuously monitors its capital and financial position, as well as investment and security market conditions and responds accordingly.

From time to time, the Company has used open market share repurchases to effectively adjust its capital position. In September 2004, the Company’s authorization to purchase its shares was amended to authorize the repurchase of up to 5 million shares. It made no such purchases in 2006 or in 2005. The Company notes that, outside of its open market repurchase program, it repurchased 21,384 shares in 2006 and 10,430 shares in 2005 from employees in connection with restricted share vestings where individual employees chose to discharge withholding tax liabilities on vesting shares by the surrender of a portion of such shares. In 2005, 328 shares were surrendered from a non-employee in connection with payment of the option exercise price. At December 31, 2006, there remained 5 million shares under the repurchase authorization.

On December 1, 2005, the Company filed a shelf registration statement on Form S-3 with the SEC, as a Well Known Seasoned Issuer under the new registration and offering revisions to the Securities Act of 1933. Generally, under this shelf registration statement, Group is authorized to issue common shares, preferred shares, debt securities, warrants and hybrid securities, Holdings is authorized to issue debt securities and Everest Re Capital Trust III (“Capital Trust III”) is authorized to issue trust preferred securities.

•	On December 1, 2005, the Company issued 2,298,000 of its common shares at a price of $102.89 per share, which resulted in $236.4 million of proceeds before expenses and Holdings sold Group shares it acquired in 2002 at a price of $102.89 per share, which resulted in $46.5 million of proceeds before expenses. Expenses incurred for this transaction were approximately $0.3 million.

On June 27, 2003, the Company filed a shelf registration statement on Form S-3 with the SEC, providing for the issuance of up to $975.0 million of securities. Generally, under this shelf registration statement, Group was authorized to issue common shares, preferred shares, debt securities, warrants and hybrid securities, Holdings was authorized to issue debt securities and Capital Trust II and Capital Trust III were authorized to issue trust preferred securities. This shelf registration statement became effective on December 22, 2003 and was exhausted with the October 6, 2005 transaction described below. The following securities were issued issued pursuant to that registration statement.

•	On March 29, 2004, Capital Trust II, an unconsolidated affiliate, issued trust preferred securities resulting in a takedown from the shelf registration statement of $320.0 million. In conjunction with the issuance of Capital Trust II’s trust preferred securities, Holdings issued $329.9 million of 6.20% junior subordinated debt securities due March 29, 2034 to Capital Trust II. Part of the proceeds from the issuance of the junior subordinated debt securities was used for capital contributions to Holdings’ operating subsidiaries.

•	On October 12, 2004, Holdings completed a public offering of $250.0 million principal amount of 5.40% senior notes due October 15, 2014. The net proceeds were used to retire existing debt at Holdings, which was due and retired on March 15, 2005.

•	On October 6, 2005, the Company expanded the size of the remaining shelf registration to $486.0 million by filing under Rule 462(b) of the Securities Act of 1933, as amended, and General Instruction IV of Form S-3 promulgated there under. On the same date, the Company entered into an agreement to issue 5,200,000 of its common shares at a price of $91.50 per share, which resulted in $475.8 million in proceeds received on October 12, 2005, before expenses of approximately $0.3 million. This transaction effectively exhausted the December 22, 2003 shelf registration.

On March 14, 2000, Holdings completed a public offering of $200.0 million principal amount of 8.75% senior notes due March 15, 2010 and $250.0 million principal amount of 8.50% senior notes due and retired March 15, 2005. During 2000, the net proceeds of these offerings and additional funds were distributed by Holdings to Group.

LIQUIDITY.   The Company’s principal investment objectives are to ensure funds are available to meet its insurance and reinsurance obligations and to maximize after-tax investment income while maintaining a high quality diversified investment portfolio. Considering these objectives, the Company views its investment portfolio as having two components; 1) the investments needed to satisfy outstanding liabilities and 2) investments funded by the Company’s shareholders’ equity.

For outstanding liabilities, the Company invests in taxable and tax-preferenced fixed income securities with an average credit quality of Aa, as rated by the independent investment rating service of Moody’s. The Company’s mix of taxable and tax-preferenced investments is adjusted continuously, consistent with the Company’s current and projected operating results, market conditions and the Company’s tax position. This fixed maturity portfolio is externally managed by an independent, professional investment manager using portfolio guidelines approved by the Company.

Over the past few years, the Company has reallocated its shareholders’ equity investment portfolio to include 1) publicly traded equity securities, primarily exchange traded funds, and 2) private equity limited partnership investments. The objective of this portfolio diversification is to enhance the risk-adjusted total return of the investment portfolio by allocating a prudent portion of the portfolio to higher return asset classes. The Company has limited its allocation to these asset classes because 1) the potential for volatility in their values and 2) the impact of these investments on regulatory and rating agency capital adequacy models. At December 31, 2006, the market value of investments in equity and limited partnership securities approximated 40% of shareholders’ equity.

The Company’s liquidity requirements are generally met from positive cash flow from operations. Positive cash flow results from reinsurance and insurance premiums being collected prior to disbursements for claims, which disbursements generally take place over an extended period after the collection of premiums, sometimes a period of many years. Collected premiums are generally invested, prior to their use in such disbursements, and investment income provides additional funding for loss payments. The Company’s net cash flows from operating activities were $636.3 million, $1,070.6 million and $1,490.9 million for the years ended December 31, 2006, 2005 and 2004, respectively. Additionally, these cash flows reflected net tax payments of $46.6 million, $110.9 million and $100.0 million for the years ended December 31, 2006, 2005 and 2004, respectively; net catastrophe loss payments of $896.5 million, $459.7 million and $200.9 million for the years ended December 31, 2006, 2005 and 2004, respectively; and net A&E settlements of $45.5 million, $137.7 million and $187.1 million for the years ended December 31, 2006, 2005 and 2004, respectively. The decrease in net cash flows from operations in 2006 compared with 2005 was primarily due to higher claim payments on catastrophes. The decrease in net cash flows from operations in 2005 compared with 2004 was primarily due to higher claim payments on catastrophes combined with lower premium volume.

If disbursements for claims and benefits, policy acquisition costs and other operating expenses exceed premium inflows, cash flow from insurance operations would be negative. The effect on cash flow from operations would be partially offset by cash flow from investment income. Additionally, cash flow from investment maturities and dispositions, both short term investments and longer term maturities, would further mitigate the impact on total cash flow.

As the timing of payments for claims and benefits cannot be predicted with certainty, the Company maintains portfolios of long term invested assets with varying maturities, along with short-term investments that provide additional liquidity for payment of claims. At December 31, 2006 and December 31, 2005 the Company held cash and short-term investments of $1,556.4 million and $1,551.0 million, respectively. In addition to these cash and short-term investments at December 31, 2006, the Company had $0.6 billion, at fair value, of available for sale fixed maturity securities maturing within one year or less, $2.5 billion maturing within one to five years and $7.2 billion maturing after five years. The Company’s $1.6 billion of equity securities are comprised primarily of publicly traded securities that can be easily liquidated. These fixed maturity and equity securities, in conjunction with the short-term investments and positive cash flow from operations, provide adequate sources of liquidity for the expected payment of losses in the near future. The Company does not anticipate selling securities or using available credit facilities to pay losses and LAE but has the ability to do so. Sales of securities might result in realized capital gains or losses and the Company notes that at December 31, 2006 it had $471.7 million of net pre-tax unrealized appreciation, comprised of $594.5 million of pre-tax unrealized appreciation and $122.8 million of pre-tax unrealized depreciation.

Management expects the trend of positive cash flow from operations, which in general reflects the strength of overall pricing, to persist over the near term; however, cashflow from operations will continue to be negatively impacted by the payout of catastrophe loss reserves. In the intermediate and long term, the trend will be impacted by the extent to which competitive pressures affect overall pricing in the Company’s markets and the extent to which the Company successfully maintains its strategy of emphasizing underwriting profitability.

Effective December 8, 2004, Group, Bermuda Re, and Everest International entered into a three year, $750.0 million senior credit facility with a syndicate of lenders (the “Group Credit Facility”). Wachovia Bank is the administrative agent for the Group Credit Facility. The Group Credit Facility consists of two tranches. Tranche one provides up to $250.0 million of revolving credit for liquidity and general corporate purposes, and for the issuance of standby letters of credit. The interest on the revolving loans shall, at the option of each of the borrowers, be either (1) the Base Rate (as defined below) or (2) an adjusted London Interbank Offered Rate (“LIBOR”) plus a margin. The Base Rate is the higher of the rate of interest established by Wachovia Bank from time to time as its prime rate or the Federal Funds rate, in each case plus 0.5% per annum. The amount of margin and the fees payable for the Group Credit Facility depend on Group’s senior unsecured debt rating. Tranche two exclusively provides up to $500.0 million for the issuance of collateralized standby letters of credit.

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth. Minimum net worth is an amount equal to the sum of (i) $2,898.0 million (base amount) plus (ii) (A) 25% of consolidated net income for each of Group’s fiscal quarters and (B) 50% of any increase in consolidated net worth attributable to the issuance of ordinary and preferred shares. The base amount is reset at the end of each fiscal year to be the greater of 70% of Group’s consolidated net worth as of the last day of the fiscal year and the calculated minimum amount of net worth prior to the last day of the fiscal year. As of December 31, 2006, the Company was in compliance with these covenants.

During the year ended December 31, 2006, there were no outstanding borrowings under tranche one of the Group Credit Facility. As of December 31, 2006, $185.4 million of the $500.0 million available for tranche two of standby letters of credit was used. In addition, the Company had $274.6 million in letters of credit outstanding at December 31, 2006 under a $350.0 million bilateral agreement with Citibank. All of these letters of credit are collateralized by the Company’s cash and investments. These letters of credit are generally used to collateralize reinsurance assumed by Bermuda Re from jurisdictions where collateralization is generally required for the ceding company to receive financial statement credit for such reinsurance recoverables from its principal regulator. Bermuda Re and Everest International also used trust arrangements to provide collateralization to ceding companies, including affiliates. The Company generally avoids providing collateral except where required for ceding companies to receive credit from their regulators. Additionally, at December 31, 2006, $135.7 million of assets were deposited in trust accounts, primarily on behalf of Bermuda Re, as security for assumed losses payable to certain non-affiliated ceding companies.

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

The Holdings Credit Facility requires Holdings to maintain a debt to capital ratio of not greater than 0.35 to 1 and Everest Re to maintain its statutory surplus at $1.5 billion plus 25% of future aggregate net income and 25% of future aggregate capital contributions after December 31, 2005. As of December 31, 2006, Holdings was in compliance with these covenants.

As of December 31, 2006 and 2005, there were no outstanding Holdings Credit Facility borrowings.

Interest expense and fees incurred in connection with the Group Credit Facility and the Holdings Credit Facility were $0.4 million for the years ended December 31, 2006 and 2005. Interest expense and fees incurred in connection with the Holdings Credit Facility was $1.2 million for the year ended December 31, 2004.

EXPOSURE TO CATASTROPHES.   Like other insurance and reinsurance companies, the Company is exposed to multiple insured losses arising out of a single occurrence, whether a natural event, such as a hurricane or an earthquake, or other catastrophe, such as an explosion at a major factory. A large catastrophic event can be expected to generate insured losses to multiple reinsurance treaties, facultative certificates and across lines of business.

The Company focuses on potential losses that could result from any single event, or series of events as part of its evaluation and monitoring of its aggregate exposures to catastrophic events. Accordingly, the Company employs various techniques to estimate the amount of loss it could sustain from any single catastrophic event in various geographic areas. These techniques range from non-modeled deterministic approaches—such as tracking aggregate limits exposed in catastrophe-prone zones and applying historic damage factors—to modeled approaches that scientifically measure catastrophe risks using sophisticated Monte Carlo simulation techniques that forecast frequency and severity of expected losses on a probabilistic basis.

No single universal model is currenty capable of projecting the amount and probability of loss in all global geographic regions in which the Company conducts business. In addition, the form, quality and granularity of underwriting exposure data furnished by ceding companies is not uniformly compatible with the data requirements for the Company’s licensed models, which adds to the inherent imprecision in the potential loss projections. Further, the results from multiple models and analytical methods must be combined and interpolated to estimate potential losses by and across business units. The combination of techniques potentially adds to the imprecision of the Company’s estimates. Also, while most models have been updated in 2006 to better incorporate factors that contributed to unprecedented industry storm losses in 2004 and 2005, such as flood, storm surge and demand surge, catastrophe model projections are inherently imprecise. In addition, uncertainties with respect to future climatic patterns and cycles add to the already significant uncertainty of loss projections from models using historic long-term frequency and severity data.

Nevertheless, when combined with traditional risk management techniques and sound underwriting judgment, catastrophe models are a useful tool for underwriters to price catastrophe exposed risks and for providing management with quantitative analyses with which to monitor and manage catastrophic risk exposures by zone and across zones for individual and multiple events.

Projected catastrophe losses are generally summarized in terms of the PML. The Company defines PML as its anticipated loss, taking into account contract terms and limits, caused by a single catastrophe affecting a broad contiguous geographic area, such as that caused by a hurricane or earthquake. The PML will vary depending upon the severity of modeled simulated losses and the make-up of the in force book of business. The projected severity levels are described in terms of “return periods”, such as “100-year events” and “250-year events”. For example, a 100-year PML corresponds to the estimated loss from a single event which has a 1% probability of being exceeded in a twelve month period. Conversely, it corresponds to a 99% probability that the loss from a single event will fall below the indicated PML. It is important to notes that PMLs are estimates. Modeled events are hypothetical events produced by a stochastic model. As a result, there can be no assurance that any actual event will align with the modeled event or that actual losses from events similar to the modeled events will not vary materially from the modeled event PML.

From a risk management perspective, the Company endeavors to manage its catastrophe risk profile such that the projected economic loss from its largest 100-year event does not exceed approximately $500 million. Economic loss is viewed as the gross PML loss reduced by estimated reinstatement premiums to renew coverage and income taxes. The impact of income taxes on the PML depends on the distribution of the losses by corporate entity, which is also affected by inter-affiliate reinsurance. Management also monitors its largest PMLs at multiple points along the loss distribution curve, such as loss amounts at the 20, 50, 100, 250, 500 and 1,000 year return periods. This process enables management to identify exposure accumulations to integrate into enterprise risk, underwriting and capital management processes.

The Company’s catastrophe loss projections, segmented by risk zones, are updated quarterly and reviewed as part of a formal risk management review process.

The Company believes that its greatest worldwide 1 in 100 year exposure to a single catastrophic event is to a hurricane affecting the U.S. southeast coast where the Company estimates it has a gross PML exposure of $777 million. See also table under “Risk Management and Retrocession Arrangements”.

If such a single catastrophe loss were to occur, management estimates that the economic loss to the Company would be approximately $471 million. The impact represents approximately 9% of the Company’s beginning of year capital. The estimate involves multiple variables, including which Everest entity would experience the loss, and as a result there can be no assurance that this amount would not be exceeded.

The Company may purchase reinsurance to cover specific business written or the potential accumulation or aggregation of exposures across some or all of the Company’s operations. Reinsurance purchasing decisions consider both the potential coverage and market conditions including the pricing, terms, conditions and availability of coverage, with the aim of securing cost effective protection. The amount of reinsurance purchased has varied over time, reflecting the Company’s view of its exposures and the cost of reinsurance.

For 2004, 2005 and thus far in 2006, the Company has not purchased corporate retrocessional protection and has generally de-emphasized the purchase of specific reinsurance by its underwriters, reflecting the Company’s view that its exposures, in the context of its capital, financial position and current market pricing, do not warrant reinsurance purchases at current price levels. For 1999, 2000 and 2001, the Company purchased accident year aggregate excess of loss retrocession coverage, which provided up to $175.0 million of recoveries per accident year if Everest Re’s consolidated statutory basis accident year loss ratio exceeded a loss ratio attachment point provided in the contract for the respective accident years. Each arrangement provided for an adjustment premium, which reduced the net benefit by approximately 50%, in the event that the coverage was used. The limit has been fully utilized and there are no remaining limits available under these agreements. See ITEM 1, “Business — Risk Management of Underwriting and Retrocession Arrangements” for further details.

CONTRACTUAL OBLIGATIONS.   The following table shows the Company’s contractual obligations for the year ended December 31, 2006:

(Dollars in millions)	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
8.75% Senior notes	$200.0	$-	$-	$200.0	$-
5.4% Senior notes	250.0	-	-	-	250.0
Junior subordinated debt	546.4	-	-	-	546.4
Interest expense	1,138.5	67.3	134.7	108.4	828.1
Employee benefit plans	4.0	4.0	-	-	-
Operating lease agreements	32.6	7.7	14.9	8.4	1.6
Gross reserve for losses and LAE (1)	8,840.0	2,156.7	3,108.0	939.4	2,636.0

Total	$11,011.5	$2,235.7	$3,257.6	$1,256.2	$4,262.1

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

The contractual obligations for senior notes and junior subordinated debt are the responsibility of Holdings. The Company has sufficient cash flow, liquidity, investments and access to capital markets to satisfy these obligations, Holdings generally depends for its funding upon dividends from Everest Re, its operating insurance subsidiary, capital contributions from Group or access to the capital markets. The Company’s various operating insurance and reinsurance subsidiaries have sufficient cash flow, liquidity and investments to settle outstanding reserves for losses and LAE. Management believes that the Company, and each of its entities, have sufficient financial resources, or ready access thereto, to meet all obligations.

DIVIDENDS
During 2006, 2005 and 2004, the Company declared and paid shareholder dividends of $39.0 million, $25.4 million and $22.4 million, respectively. As an insurance holding company, the Company is partially dependent on dividends and other permitted payments from its subsidiaries to pay cash dividends to its shareholders. The payment of dividends to Group by Holdings and to Holdings by Everest Re is subject to Delaware regulatory restrictions and the payment of dividends to Group by Bermuda Re is subject to Bermuda insurance regulatory restrictions. Management expects that, absent extraordinary catastrophe losses, such restrictions should not affect Everest Re’s ability to declare and pay dividends sufficient to support Holdings’ general corporate needs and that Holdings and Bermuda Re will have the ability to declare and pay dividends sufficient to support Group’s general corporate needs. For the years ended December 31, 2006, 2005 and 2004, Everest Re paid dividends to Holdings of $100.0 million, $75.0 million and $70.0 million, respectively. For the years ended December 31, 2006, 2005 and 2004, Bermuda Re paid dividends to Group of $60.0 million, $45.0 million and $15.0 million, respectively. See ITEM 1, “Business – Regulatory Matters – Dividends” and Note 14A of Notes to Consolidated Financial Statements.

APPLICATION OF NEW ACCOUNTING STANDARDS
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement 123(R) “Share-Based Payment” (“FAS 123(R)”), which is effective for fiscal years beginning after June 15, 2005. The Company adopted FAS 123(R) effective January 1, 2006. FAS 123(R) requires all share-based compensation awards, granted, modified or settled after December 15, 1994 to be accounted for using the fair value method of accounting. Under the modified prospective application, compensation cost is recognized for the outstanding, non-vested awards based on the grant date fair value of those awards as calculated under Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“FAS 123”). The Company implemented FAS 123 prospectively for grants issued on or after January 1, 2002. The adoption of FAS 123(R) resulted in $169,037 of additional compensation expense for the year ended December 31, 2006 for options granted prior to FAS 123.

In November 2005, the FASB issued FASB Staff Position (“FSP”) FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FAS 115-1”), which is effective for reporting periods beginning after December 15, 2005. FAS 115-1 addresses the determination of when an investment is considered impaired, whether the impairment is other than temporary and the measurement of an impairment loss. FAS 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses not recognized as other-than-temporary impairments. The Company adopted FAS 115-1 prospectively effective January 1, 2006. The Company believes it has appropriately recorded realized losses for all securities owned that have experienced an other-than-temporary impairment, and all unrealized losses in its investment portfolio are temporary in nature.

In July 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which is effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” (“FAS 109”). FIN 48 prescribes the recognition and measurement criteria for the financial statements for tax positions taken or expected to be taken in a tax return. Further, FIN 48 expands the required disclosures associated with uncertain tax positions. The Company will adopt FIN 48 on January 1, 2007. The Company does not believe the impact of implementing FIN 48 will be material on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“FAS 157”), which is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. FAS 157 defines fair value, establishes a framework for measuring fair value consistently in GAAP and expands disclosures about fair value measurements. The Company will adopt FAS

157 on January 1, 2008. The Company does not believe the impact of implementing FAS 157 will be material on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“FAS 158”), which is effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. FAS 158 requires an employer to (a) recognize in its financial statements an asset for a plan’s over funded status or a liability for a plan’s under funded status, (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur as other comprehensive income. The Company adopted FAS 158 for the reporting period ended December 31, 2006. The impact on the Company’s consolidated balance sheets at December 31, 2006 was a $23.1 million pre-tax, or $15.0 million after-tax, reduction to accumulated other comprehensive income.

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

The Company’s current investment strategy seeks to maximize after-tax income through a high quality, diversified, taxable and tax-preferenced fixed maturity portfolio, while maintaining an adequate level of liquidity. The Company’s mix of taxable and tax-preferenced investments is adjusted continuously, consistent with its current and projected operating results, market conditions and the Company’s tax position. The fixed maturities in the investment portfolio are comprised of non-trading available for sale securities. Additionally, the Company invests in equity securities, which it believes will enhance the risk-adjusted total return of the investment portfolio. The Company has also written a small number of equity put options.

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

Interest Rate Risk.   The Company’s $14.0 billion investment portfolio at December 31, 2006 is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and 17.1%, are subject to foreign currency rate risk, and equity securities, which are subject to price fluctuations. The impact of the foreign exchange risks on the investment portfolio is generally mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity portfolio, including short-term investments, from a change in market interest rates. In a declining interest rate environment, it includes prepayment risk on the $1,594.0 million of mortgage-backed securities in the $10,319.9 million fixed maturity portfolio. Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The tables below display the potential impact of market value fluctuations and after-tax unrealized appreciation on the Company’s fixed maturity portfolio (including $1.3 billion of short-term investments) as of December 31, 2006 and 2005 based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates. For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually. To generate appropriate price estimates on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account. For legal entities with a non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios. All amounts are in U.S. dollars and are presented in millions.

2006 Interest Rate Shift in Basis Points
	-200	-100	0	100	200
Total Market Value	$12,621.7	$12,124.6	$11,626.3	$11,085.3	$10,521.7
Market Value Change from Base (%)	8.6%	4.3%	0.0%	-4.7%	-9.5%
Change in Unrealized Appreciation
After-tax from Base ($)	$747.8	$374.7	$-	$(403.5)	$(820.6)
2005 Interest Rate Shift in Basis Points
	-200	-100	0	100	200
Total Market Value	$12,516.8	$12,007.4	$11,485.9	$10,931.9	$10,377.0
Market Value Change from Base (%)	9.0%	4.5%	0.0%	-4.8%	-9.7%
Change in Unrealized Appreciation
After-tax from Base ($)	$773.7	$390.4	$-	$(410.7)	$(820.7)

The Company had $8,840.1 million and $9,126.7 million of reserves for losses and LAE as of December 31, 2006 and December 31, 2005. These amounts are recorded at their nominal value, as opposed to fair value, which would reflect a discount adjustment to reflect the time value of money. Since losses are paid out over a period of time, the fair value of the reserves is less than the nominal value. As interest rates rise, the fair value of the reserves decreases and, conversely, as interest rates decline, the fair value increases. These movements are the opposite of the interest rate impacts on the fair value of investments. While the difference between fair value and nominal value is not reflected in the Company’s financial statements, the Company’s financial results will include investment income over time from the investment portfolio until the claims are paid. The Company’s loss and loss reserve obligations have an expected duration of approximately 3.8 years, which is reasonably consistent with the Company’s fixed income portfolio. If the Company were to discount its loss and LAE reserves, net of $0.8 billion of reinsurance receivables on unpaid losses, the discount would be approximately $1.5 billion resulting in a discounted reserve balance of approximately $6.5 billion, representing approximately 56% of the market value of the fixed maturity investment portfolio funds.

Equity Risk.   Equity risk is the potential change in market value of the common stock and preferred stock portfolios arising from changing equity prices. The Company’s equity investments are mainly exchange traded and mutual funds, which invest principally in high quality common and preferred stocks that are traded on the major exchanges in the U.S. The primary objective in managing the equity portfolio is to provide capital growth over time through market appreciation and income.

The tables below display the impact on market value and after-tax unrealized appreciation of a 10% and 20% change in equity prices up and down as of December 31, 2006 and 2005. The growth in exposure is primarily due to the growth in the equity portfolio. All amounts are in U.S. dollars and are presented in millions.

2006 Change in Equity Values in Percent
	-20%	-10%	0%	10%	20%
Market Value of the Equity Portfolio	$1,290.9	$1,452.3	$1,613.7	$1,775.0	$1,936.4
After-tax Change in Unrealized Appreciation	$(239.5)	$(119.7)	$-	$119.7	$239.5
2005 Change in Equity Values in Percent
	-20%	-10%	0%	10%	20%
Market Value of the Equity Portfolio	$872.7	$981.7	$1,090.8	$1,199.9	$1,309.0
After-tax Change in Unrealized Appreciation	$(146.5)	$(73.3)	$-	$73.3	$146.5

Foreign Currency Risk.   Foreign currency risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates. Each of the Company’s non-U.S./Bermuda (“foreign”) operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines. Generally, the Company prefers to maintain the capital of its operations in U.S. dollar assets, although this varies by regulatory jurisdiction in accordance with market needs. Each foreign operation may conduct business in its local currency, as well as the currency of other countries in which it operates. The primary foreign currency exposures for these foreign operations are the Canadian Dollar, the British Pound Sterling and the Euro. The Company mitigates foreign exchange exposure by generally matching the currency and duration of its assets to its corresponding operating liabilities. In accordance with Financial Accounting Standards Board Statement No. 52, “Foreign Currency Translation”, the Company translates the assets, liabilities and income of non-U.S. dollar functional currency legal entities to the U.S. dollar. This translation amount is reported as a component of other comprehensive income. As of December 31, 2006 there has been no material change in exposure to foreign exchange rates as compared to December 31, 2005.

The tables below display the potential impact of a parallel and immediate 10% and 20% increase and decrease in foreign exchange rates on the valuation of invested assets subject to foreign currency exposure as of December 31, 2006 and 2005. This analysis includes the after-tax impact of translation from transactional currency to functional currency as well as the after-tax impact of translation from functional currency to the U.S. dollar reporting currency. All amounts are in U.S. dollars and are presented in millions.

2006 Change in Foreign Exchange Rates in Percent
	-20%	-10%	0%	10%	20%
Total After-tax Foreign Exchange Exposure	$(92.3)	$(54.6)	$-	$66.8	$142.9
2005 Change in Foreign Exchange Rates in Percent
	-20%		-10%	0%	10%	20%
Total After-tax Foreign Exchange Exposure	$(101.	0)	$(57.0)	$-	$66.4	$139.9

Although not considered material in the context of the Company’s aggregate exposure to market sensitive instruments, the Company has issued six equity put options based on the S&P 500 index and one equity put option based on the FTSE 100 index, that are market sensitive and sufficiently unique to warrant supplemental disclosure.

The Company has sold six equity put options based on the S&P 500 index for total consideration, net of commissions, of $22.5 million. These contracts each have a single exercise date, with original maturities ranging from 12 to 30 years and strike prices ranging from $1,141.21 to $1,540.63. No amounts will be payable under these contracts if the S&P 500 index is at or above the strike price on the exercise dates, which currently fall between June 2017 and March 2031. If the S&P 500 index is lower than the strike price on the applicable exercise date, the amount due will vary proportionately with the percentage by which the index is below the strike price. Based on historical index volatilities and trends and the December 31, 2006 index value, the Company estimates the probability for each contract of the S&P 500 index falling below the strike price on the exercise date to be less than 4.4%. The theoretical maximum payouts under the contracts would occur if on each of the exercise dates the S&P 500 index value were zero. The present value of these theoretical maximum payouts using a 6.0% discount factor is $213.2 million.

The Company has sold one equity put option based on the FTSE 100 index for total consideration, net of commissions, of $6.7 million. This contract has an exercise date of July 2020 and a strike price of £5,989.75. No amount will be payable under this contract if the FTSE 100 index is at or above the strike price on the exercise date. If the FTSE 100 index is lower than the strike price on the applicable exercise date, the amount due will vary proportionately with the percentage by which the index is below the strike price. Based on historical index volatilities and trends and the December 31, 2006 index value, the Company estimates the probability that FTSE 100 index contract will be below the strike price on the exercise date to be less than 7.0%. The theoretical maximum payout under the contract would occur if on the exercise date the FTSE 100 index value was zero. The present value of the theoretical maximum payout using a 6.0% discount factor is $29.2 million.

Because the equity put options are derivatives within the framework of FAS 133, the Company reports the fair value of these instruments in its balance sheet and records any changes to fair value in its statement of operations. The Company has recorded fair values for its obligations on these equity put options at December 31, 2006 and 2005 of $37.5 million and $36.3 million, respectively; however, the Company does not believe that the ultimate settlement of these transactions is likely to require a payment that would exceed the initial consideration received or any payment at all.

As there is no active market for these instruments, the determination of their fair value is based on an industry accepted option pricing model, which requires estimates and assumptions, including those regarding volatility and expected rates of return.

The tables below estimate the impact of potential movements in interest rates and the equity indices, which are the principal factors affecting fair value of these instruments, looking forward from the fair value at December 31, 2006 and 2005. These are estimates and there can be no assurance regarding future market performance. The asymmetrical results of the interest rate and S&P 500 and FTSE 100 indices shift reflect that the liability cannot fall below zero whereas it can increase to its theoretical maximum.

As of December 31, 2006 Equity Indices Put Options Obligation – Sensitivity Analysis
(Dollars in millions)
Interest Rate Shift in Basis Points:	-100	-50	0	50	100
Total Market Value	$52.8	$44.6	$37.5	$31.5	$26.5
Market Value Change from Base (%)	-40.7%	-18.8%	0.0%	16.0%	29.5%

Equity Indices Shift in Points:	-200	-100	0	100	200
Total Market Value	$45.1	$41.1	$37.5	$34.4	$31.7
Market Value Change from Base (%)	-20.2%	-9.4%	0.0%	8.2%	15.4%

Combined Interest Rate / Equity Indices Shift:	-100/-200	-50/-100	0/0	50/100	100/200
Total Market Value	$62.6	$48.6	$37.5	$28.9	$22.1
Market Value Change from Base (%)	-66.9%	-29.5%	0.0%	23.1%	41.0%
As of December 31, 2005 Equity Indices Put Options Obligation – Sensitivity Analysis
(Dollars in millions)
Interest Rate Shift in Basis Points:	-100	-50	0	50	100
Total Market Value	$52.6	$43.8	$36.3	$30.1	$24.8
Market Value Change from Base (%)	-44.8%	-20.5%	0.0%	17.2%	31.7%

Equity Indices Shift in Points:	-200	-100	0	100	200
Total Market Value	$45.4	$40.5	$36.3	$32.8	$29.7
Market Value Change from Base (%)	-24.9%	-11.4%	0.0%	9.8%	18.3%

Combined Interest Rate / Equity Indices Shift:	-100/-200	-50/-100	0/0	50/100	100/200
Total Market Value	$64.5	$48.6	$36.3	$27.0	$20.0
Market Value Change from Base (%)	-77.4%	-33.7%	0.0%	25.7%	45.0%

SAFE HARBOR DISCLOSURE
This report contains forward-looking statements within the meaning of the U.S. federal securities laws. The Company intends these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the federal securities laws. In some cases, these statements can be identified by the use of forward-looking words such as “may”, “will”, “should”, “could”, “anticipate”, “estimate”, “expect”, “plan”, “believe”, “predict”, “potential” and “intend”. Forward-looking statements contained in this report include information regarding the Company’s reserves for losses and LAE, the adequacy of the Company’s provision for uncollectible balances, estimates of the Company’s catastrophe exposure, the effects of catastrophic events on the Company’s financial statements, the ability of Everest Re, Holdings and Bermuda Re to pay dividends and the settlement costs of the Company’s specialized equity put options. Forward-looking statements only reflect the Company’s expectations and are not guarantees of performance. These statements involve risks, uncertainties and assumptions. Actual events or results may differ materially from the Company’s expectations. Important factors that could cause the Company’s actual events or results to be materially different from the Company’s expectations include those discussed under the caption Item 1A. “Risk Factors”. The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment we concluded that, as of December 31, 2006, the Company’s internal control over financial reporting is effective based on those criteria.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, as stated in their report in Part IV, Item 15, “Report of Independent Registered Public Accounting Firm”.

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

ITEM 9B.   Other Information

None.

PART III

ITEM 10.   Directors and Executive Officers of the Registrant

Reference is made to the sections captioned “Information Concerning Nominees”, “Information Concerning Continuing Directors and Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Code of Ethics for CEO and Senior Financial Officers”, “Audit Committee” and “Nominating and Governance Committee” in the Company’s proxy statement for the 2007 Annual General Meeting of Shareholders, which will be filed with the Commission within 120 days of the close of the Company’s fiscal year ended December 31, 2006 (the “Proxy Statement”), which sections are incorporated herein by reference.

ITEM 11.   Executive Compensation

Reference is made to the sections captioned “Directors’ Compensation” and “Compensation of Executive Officers” in the Proxy Statement, which are incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2007.

EVEREST RE GROUP, LTD.

By:	/s/ JOSEPH V. TARANTO
Joseph V. Taranto (Chairman and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSEPH V. TARANTO	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2007
Joseph V. Taranto

/s/ CRAIG EISENACHER	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2007
Craig Eisenacher

/s/ KEITH T. SHOEMAKER	Comptroller (Principal Accounting Officer)	February 28, 2007
Keith T. Shoemaker

/s/ MARTIN ABRAHAMS	Director	February 28, 2007
Martin Abrahams

/s/ KENNETH J. DUFFY	Director	February 28, 2007
Kenneth J. Duffy

/s/ JOHN R. DUNNE	Director	February 28, 2007
John R. Dunne

/s/ THOMAS J. GALLAGHER	Director	February 28, 2007
Thomas J. Gallagher

/s/ WILLIAM F. GALTNEY, JR.	Director	February 28, 2007
William F. Galtney, Jr.

/s/ JOHN A. WEBER	Director	February 28, 2007
John A. Weber

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

10.19

Amendment No. 1 to Stock Purchase Agreement between The Prudential Insurance Company of America and Everest Reinsurance Holdings, Inc. for the sale of common stock of Gibraltar Casualty Company dated August 8, 2000, incorporated herein by reference to Exhibit 10.1 to the Everest Re Group, Ltd. Quarterly Report on Form 10-Q for the quarter ended June 30, 2000

10.20

Proportional Excess of Loss Reinsurance Agreement entered into between Gibraltar Casualty Company and Prudential Property and Casualty Insurance Company, incorporated herein by reference to Exhibit 10.24 to the 2000 10-K

10.21	Guarantee Agreement made by The Prudential Insurance Company of America in favor of Gibraltar Casualty Company, incorporated herein by reference to Exhibit 10.25 to the 2000 10-K

10.22	Lease, effective December 26, 2000 between OTR, an Ohio general partnership, and Everest Reinsurance Company, incorporated herein by reference to Exhibit 10.26 to the 2000 10-K

*10.23

Amendment of Employment Agreement by and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc., Everest Re Group, Ltd., Everest Global Services, Inc. and Joseph V. Taranto, dated March 30, 2001, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Report on Form 10-Q for the quarter ended March 31, 2001 (the “first quarter 2001 10-Q”)

*10.24

Amendment of Employment Agreement by and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc., Everest Re Group, Ltd., Everest Global Services, Inc. and Joseph V. Taranto, dated April 20, 2001, incorporated herein by reference to Exhibit 10.2 to the first quarter 2001 10-Q

*10.25

Amendment of Change of Control Agreement by and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc., Everest Re Group, Ltd., Everest Global Services, Inc. and Joseph V. Taranto, dated March 30, 2001, incorporated herein by reference to Exhibit 10.3 to the first quarter 2001 10-Q

*10.26

Resolution adopted by the Board of Directors of Everest Re Group, Ltd. on September 20, 2001 awarding stock options to outside Directors, incorporated herein by reference to Exhibit 10.30 to Everest Re Group, Ltd. Report on Form 10-K for the year ended December 31, 2001 (the “2001 10-K”)

*10.27	Special Employment Agreement executed on March 22, 2002, between Janet J. Burak and Everest Global Services, Inc., incorporated herein by reference to Exhibit 10.33 to the 2002 10-K

*10.28	Everest Re Group, Ltd. 2002 Stock Incentive Plan, incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (No. 333-97049)

*10.29

Amendment of Employment Agreement by and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc., Everest Re Group, Ltd., Everest Global Services, Inc. and Joseph V. Taranto, dated April 18, 2003, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on April 21, 2003

*10.30	Everest Re Group, Ltd. 2003 Non-Employee Director Equity Compensation Plan, incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (No. 333-105483)

10.31

Tax Assurance from the Bermuda Minister of Finance, dated September 20, 1999, incorporated herein by reference to Exhibit 10.5 to Everest Re Group, Ltd. Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (the “second quarter 2003 10-Q”)

*10.32

General Release and Waiver between Everest Reinsurance (Bermuda), Ltd. and Peter J. Bennett, dated October 13, 2004, incorporated herein by reference to Exhibit 10.2 to Everest Re Group, Ltd. Form 8-K filed on October 14, 2004

*10.33

Employment Agreement between Everest Reinsurance (Bermuda), Ltd. and Mark S. de Saram, dated October 14, 2004, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on October 14, 2004

*10.34

Amendment to Employment Agreement between Everest Reinsurance (Bermuda), Ltd. and Mark S. de Saram, dated December 8, 2004, incorporated herein by reference to Exhibit 10.2 to Everest Re Group, Ltd. Form 8-K filed on December 14, 2004

10.35

Credit Agreement dated as of December 8, 2004 among Everest Re Group, Ltd., Everest Reinsurance (Bermuda), Ltd., Everest International Reinsurance, Ltd., certain Lenders party thereto and Wachovia Bank, N.A., as Administrative Agent, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on December 14, 2004

*10.36	Description of non-employee director compensation arrangements, incorporated herein by reference to Exhibit 10.46 to Everest Re Group, Ltd., Report on Form 10-K for the year ended December 31, 2005
*10.37

Form of Non-Qualified Stock Option Award Agreement under the Everest Re Group, Ltd. 2003 Non-Employee Director Equity Compensation Plan, incorporated herein by reference to Exhibit 10.47 to Everest Re Group, Ltd., Report on Form 10-K for the year ended December 31, 2004

*10.38

Amendment of Employment Agreement by and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc., Everest Re Group, Ltd., Everest Global Services, Inc. and Joseph V. Taranto, dated August 31, 2005, incorporated by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on August 31, 2005

*10.39

Form of Restricted Stock Award Agreement under the Everest Re Group, Ltd. 2003 Non-Employee Director Equity Compensation Plan, incorporated by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on September 22, 2005

10.40

Credit Agreement, dated August 23, 2006, between Everest Reinsurance Holdings, Inc., the lenders named therein and Citibank, National Association, as administrative agent, providing for a $150.0 million five year revolving credit facility, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Quarterly Report on Form 10-Q for the quarter ended September 30, 2006. This new agreement replaces the October 10, 2003 three year senior revolving credit facility which expired on October 10, 2006

*10.41

Amendment to Employment Agreement between Everest Reinsurance (Bermuda), Ltd. and Mark S. de Saram, dated October 31, 2006, incorporated herein by reference to Exhibit 10.2 to Everest Re Group, Ltd. Form 8-K filed on November 3, 2006

*10.42

Employment Agreement by and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc., Everest Re Group, Ltd., Everest Global Services, Inc. and Craig E. Eisenacher, dated December 18, 2006, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on December 5, 2006

21.1	Subsidiaries of the registrant, filed herewith

23.1	Consent of PricewaterhouseCoopers LLP, filed herewith

31.1	Section 302 Certification of Joseph V. Taranto, filed herewith

31.2	Section 302 Certification of Craig Eisenacher, filed herewith

32.1	Section 906 Certification of Joseph V. Taranto and Craig Eisenacher, furnished herewith

* Management contract or compensatory plan or arrangement.

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Everest Re Group, Ltd.		Pages

Report of Independent Registered Public Accounting Firm		F-2

Consolidated Balance Sheets at December 31, 2006 and 2005		F-4

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended
	December 31, 2006, 2005 and 2004	F-5

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended
	December 31, 2006, 2005 and 2004	F-6

Consolidated Statements of Cash Flows for the Years Ended
	December 31, 2006, 2005 and 2004	F-7

Notes to Consolidated Financial Statements		F-8

Schedules

I	Summary of Investments Other Than Investments in Related Parties at December 31, 2006	S-1

II	Condensed Financial Information of Registrant:

	Balance Sheets as of December 31, 2006 and 2005	S-2

	Statements of Operations for the Years Ended December 31, 2006, 2005 and 2004	S-3

	Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004	S-4

III	Supplementary Insurance Information for the Years Ended December 31, 2006, 2005 and 2004	S-5

IV	Reinsurance for the Years Ended December 31, 2006, 2005 and 2004	S-6

Schedules other than those listed above are omitted for the reason that they are not applicable or the information is otherwise contained in the Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
     of Everest Re Group, Ltd.:

We have completed integrated audits of Everest Re Group, Ltd.‘s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Everest Re Group, Ltd. and its subsidiaries (the “Company”) at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A., that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control- Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
New York, New York
February 28, 2007

EVEREST RE GROUP, LTD. CONSOLIDATED BALANCE SHEETS
	December 31,
(Dollars in thousands, except par value per share)	2006	2005
ASSETS:
Fixed maturities - available for sale, at market value
(amortized cost: 2006, $10,210,165; 2005, $9,872,239)	$10,319,850	$10,042,134
Equity securities, at market value (cost: 2006, $1,252,595; 2005, $922,090)	1,613,678	1,090,825
Short-term investments	1,306,498	1,443,751
Other invested assets (cost: 2006, $466,232; 2005, $285,385)	467,193	286,812
Cash	249,868	107,275

Total investments and cash	13,957,087	12,970,797
Accrued investment income	141,951	133,213
Premiums receivable	1,136,787	1,188,866
Reinsurance receivables	772,813	1,048,749
Funds held by reinsureds	284,809	286,856
Deferred acquisition costs	388,117	352,745
Prepaid reinsurance premiums	67,757	84,798
Deferred tax asset	220,047	234,562
Current federal income taxes receivable	-	75,022
Other assets	138,202	98,932

TOTAL ASSETS	$17,107,570	$16,474,539

LIABILITIES:
Reserve for losses and loss adjustment expenses	$8,840,140	$9,126,702
Future policy benefit reserve	100,962	133,155
Unearned premium reserve	1,612,250	1,596,309
Funds held under reinsurance treaties	70,982	190,641
Losses in the course of payment	55,290	19,434
Commission reserves	23,665	19,378
Other net payable to reinsurers	47,483	50,354
Current federal income taxes payable	43,002	-
8.75% Senior notes due 3/15/2010	199,560	199,446
5.4% Senior notes due 10/15/2014	249,652	249,617
Junior subordinated debt securities payable	546,393	546,393
Accrued interest on debt and borrowings	10,041	10,041
Other liabilities	200,463	193,375

Total liabilities	11,999,883	12,334,845

Commitments and Contingencies (Note 15)
SHAREHOLDERS' EQUITY:
Preferred shares, par value: $0.01; 50 million shares authorized;
no shares issued and outstanding	-	-
Common shares, par value: $0.01; 200 million shares authorized;
(2006) 65.0 million and (2005) 64.6 million issued	650	646
Additional paid-in capital	1,770,496	1,731,746
Accumulated other comprehensive income, net of deferred income taxes of
$175.0 million at 2006 and $134.9 million at 2005	348,543	221,146
Retained earnings	2,987,998	2,186,156

Total shareholders' equity	5,107,687	4,139,694

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$17,107,570	$16,474,539

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
	Years Ended December 31,
(Dollars in thousands, except per share amounts)	2006	2005	2004
REVENUES:
Premiums earned	$3,853,153	$3,963,093	$4,425,082
Net investment income	629,378	522,833	495,908
Net realized capital gains	35,067	90,284	89,614
Net derivative expense	(410)	(2,638)	(2,660)
Other income (expense)	112	(11,116)	9,562

Total revenues	4,517,300	4,562,456	5,017,506

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	2,434,420	3,724,317	3,291,139
Commission, brokerage, taxes and fees	883,254	914,847	975,176
Other underwriting expenses	137,977	129,800	114,870
Interest expense on senior notes	31,149	35,514	41,954
Interest expense on junior subordinated debt	37,449	37,449	32,392
Amortization of bond issue costs	938	1,019	1,071
Interest and fee expense on credit facilities	363	431	1,193

Total claims and expenses	3,525,550	4,843,377	4,457,795

INCOME (LOSS) BEFORE TAXES	991,750	(280,921)	559,711
Income tax expense (benefit)	150,922	(62,254)	64,853

NET INCOME (LOSS)	$840,828	$(218,667)	$494,858

Other comprehensive income (loss), net of tax	142,417	(107,591)	48,660

COMPREHENSIVE INCOME (LOSS)	$983,245	$(326,258)	$543,518

PER SHARE DATA:
Average shares outstanding (000's)	64,724	57,649	55,929
Net income (loss) per common share - basic	$12.99	$(3.79)	$8.85

Average diluted shares outstanding (000's)	65,324	57,649	56,826
Net income (loss) per common share - diluted	$12.87	$(3.79)	$8.71

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
	Years Ended December 31,
(Dollars in thousands, except share amounts)	2006	2005	2004
COMMON SHARES (shares outstanding):
Balance, beginning of period	64,643,338	56,177,902	55,677,044
Issued during the period, net	400,638	8,465,436	500,858

Balance, end of period	65,043,976	64,643,338	56,177,902

COMMON SHARES (par value):
Balance, beginning of period	$646	$566	$561
Issued during the period, net	4	80	5

Balance, end of period	650	646	566

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	1,731,746	975,917	949,401
Share-based compensation plans	38,593	755,650	26,331
Other	157	179	185

Balance, end of period	1,770,496	1,731,746	975,917

ACCUMULATED OTHER COMPREHENSIVE INCOME,
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	221,146	328,737	280,077
Net increase (decrease) during the period	142,417	(107,591)	48,660
Adjustment to initially apply FASB Statement No. 158, net of tax	(15,020)	-	-

Balance, end of period	348,543	221,146	328,737

RETAINED EARNINGS:
Balance, beginning of period	2,186,156	2,430,248	1,957,811
Net income (loss)	840,828	(218,667)	494,858
Dividends declared ($0.60 per share in 2006,
$0.44 per share in 2005 and $0.40 per share in 2004)	(38,986)	(25,425)	(22,421)

Balance, end of period	2,987,998	2,186,156	2,430,248

TREASURY SHARES AT COST:
Balance, beginning of period	-	(22,950)	(22,950)
Sale of treasury shares	-	22,950	-

Balance, end of period	-	-	(22,950)

TOTAL SHAREHOLDERS' EQUITY, END OF PERIOD	$5,107,687	$4,139,694	$3,712,518

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD. CONSOLIDATED STATEMENTS OF CASH FLOWS
	Years Ended December 31,
(Dollars in thousands)	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$840,828	$(218,667)	$494,858
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Decrease (increase) in premiums receivable	70,596	113,548	(254,723)
Increase in funds held by reinsureds, net	(96,777)	(198,243)	(137,490)
Decrease in reinsurance receivables	304,769	139,423	85,119
Increase in deferred tax asset	(25,524)	(71,048)	(31,150)
(Decrease) increase in reserve for losses and loss adjustment expenses	(432,494)	1,398,935	1,387,555
Decrease in future policy benefit reserve	(32,193)	(19,024)	(53,096)
Increase in unearned premiums	1,627	8,178	86,541
Increase (decrease) in other assets and liabilities, net	3,477	(27,714)	(26,730)
Non-cash compensation expense	15,127	8,003	4,684
Amortization of bond premium	21,797	27,298	24,719
Amortization of underwriting discount on senior notes	149	162	204
Realized capital gains	(35,067)	(90,284)	(89,614)

Net cash provided by operating activities	636,315	1,070,567	1,490,877

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale	872,428	704,687	659,426
Proceeds from fixed maturities sold - available for sale	182,869	1,420,287	1,451,166
Proceeds from equity securities sold	281,093	217,909	17,995
Proceeds from other invested assets sold	76,307	53,565	6,814
Cost of fixed maturities acquired - available for sale	(1,291,871)	(2,423,060)	(3,215,214)
Cost of equity securities acquired	(568,966)	(555,778)	(437,132)
Cost of other invested assets acquired	(219,067)	(175,782)	(31,511)
Net sales (purchases) of short-term securities	150,379	(853,499)	(432,279)
Net (increase) decrease in unsettled securities transactions	(11,322)	159	(19,273)

Net cash used in investing activities	(528,150)	(1,611,512)	(2,000,008)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares issued during the period	23,627	732,595	21,837
Dividends paid to shareholders	(38,986)	(25,425)	(22,421)
Sale of treasury shares, net of tax	-	38,261	-
(Repayment) proceeds from issuance of senior notes	-	(250,000)	246,651
Net proceeds from issuance of junior subordinated notes	-	-	319,997
Repayments on revolving credit agreement	-	-	(70,000)

Net cash (used in) provided by financing activities	(15,359)	495,431	496,064

EFFECT OF EXCHANGE RATE CHANGES ON CASH	49,787	(32,141)	13,138

Net increase (decrease) in cash	142,593	(77,655)	71
Cash, beginning of period	107,275	184,930	184,859

Cash, end of period	$249,868	$107,275	$184,930

SUPPLEMENTAL CASH FLOW INFORMATION
Cash transactions:
Income taxes paid, net	$46,616	$110,945	$100,007
Interest paid	$68,910	$79,617	$72,605
The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2006, 2005 and 2004

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Business and Basis of Presentation
Everest Re Group, Ltd. (“Group”), a Bermuda company, through its subsidiaries, principally provides reinsurance and insurance in the U.S., Bermuda and international markets. As used in this document, the “Company” means Group and its subsidiaries. Prior to December 31, 2004, Group’s principal executive office was located in Barbados. On December 31, 2004 the Company closed its principal executive office in Barbados and established its principal executive office in Bermuda.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The statements include all of the following domestic and foreign direct and indirect subsidiaries of Group: Everest Reinsurance Holdings, Inc. (“Holdings”), Everest Reinsurance (Bermuda), Ltd. (“Bermuda Re”), Everest International Reinsurance, Ltd. (“Everest International”), Everest International Holdings, Ltd., Mt. McKinley Insurance Company (“Mt. McKinley”), Everest Global Services, Inc. (“Global Services”), Everest Advisors (UK), Ltd., Everest Advisors (Ireland) Limited, Everest Re Advisors, Ltd., Everest Reinsurance Company (“Everest Re”), Everest National Insurance Company (“Everest National”), Everest Indemnity Insurance Company (“Everest Indemnity”), Everest Security Insurance Company (“Everest Security”), Everest Insurance Company of Canada (“Everest Canada”), Mt. McKinley Managers, L.L.C., Workcare Southeast, Inc. and Workcare Southeast of Georgia, Inc. All amounts are reported in U.S. dollars.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities (and disclosure of contingent assets and liabilities) at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. All intercompany accounts and transactions have been eliminated. Ultimate actual results could differ from those estimates.

B. Investments
Fixed maturity investments are all classified as available for sale. Unrealized appreciation and depreciation, as a result of temporary changes in market value during the period, are reflected in shareholders’ equity, net of income taxes in “accumulated other comprehensive income”. Equity securities are carried at market value with unrealized appreciation or depreciation, as a result of temporary changes in market value during the period, reflected in shareholders’ equity, net of income taxes in “accumulated other comprehensive income”. Unrealized losses on fixed maturities and equity securities, which are deemed other than temporary, are charged to net income as realized capital losses. Short-term investments are stated at cost, which approximates market value. Realized gains or losses on sale of investments are determined on the basis of identified cost. For non-publicly traded securities, market prices are determined through the use of pricing models that evaluate securities relative to the U.S. Treasury yield curve, taking into account the issue type, credit quality and cash flow characteristics of each security. For publicly traded securities, market value is based on quoted market prices. Retrospective adjustments are employed to recalculate the values of loan-backed and asset-backed securities. Each acquisition lot is reviewed to recalculate the effective yield. The recalculated effective yield is used to derive a book value as if the new yield were applied at the time of acquisition. Outstanding principal factors from the time of acquisition to the adjustment date are used to calculate the prepayment history for all applicable securities. Conditional prepayment rates, computed with life to date factor histories and weighted average maturities, are used to affect the calculation of projected and prepayments for pass-through security types. Other invested assets include limited partnerships and rabbi trusts. Limited partnerships are valued pursuant to the equity method of accounting, which management believes approximates market value.

C. Uncollectible Receivable Balances
The Company provides reserves for uncollectible reinsurance balances based on management’s assessment of the collectibility of the outstanding balances. Such reserves were $99.9 million at December 31, 2006, of which $62.0 million is due to the credit program, and $38.6 million at December 31, 2005.

D. Deferred Acquisition Costs
Acquisition costs, consisting principally of commissions and brokerage expenses and certain premium taxes and fees that vary with and are directly associated with the Company’s reinsurance and insurance business incurred at the time a contract or policy is issued, are deferred and amortized over the period in which the related premiums are earned, generally one year. Deferred acquisition costs are limited to their estimated realizable value by line of business based on the related unearned premiums, anticipated claims and claim expenses and anticipated investment income. Deferred acquisition costs amortized to income were $883.3 million, $914.8 million and $975.2 million in 2006, 2005 and 2004, respectively.

The present value of in force annuity business is included in deferred acquisition costs. This value is amortized over the expected life of the business at the time of acquisition. The amortization each year is a function of the gross profits each year in relation to the total gross profits expected over the life of the business, discounted at an assumed net credit rate.

E. Reserve for Losses and Loss Adjustment Expenses
The reserve for losses and loss adjustment expenses (“LAE”) is based on individual case estimates and reports received from ceding companies. A provision is included for losses and LAE incurred but not reported (“IBNR”) based on past experience. A provision is also included for certain potential liabilities relating to asbestos and environmental (“A&E”) exposures, which liabilities cannot be estimated with traditional reserving techniques. See also Note 3. The reserves are reviewed periodically and any changes in estimates are reflected in earnings in the period the adjustment is made. Management believes that adequate provision has been made for the Company’s losses and LAE. Loss and LAE reserves are presented gross of reinsurance receivables and incurred losses and LAE are presented net of ceded reinsurance.

Accruals for commissions are established for reinsurance contracts that provide for the stated commission percentage to increase or decrease based on the loss experience of the contract. Changes in estimates for such arrangements are recorded as commission expense. Accruals are determined through the review of the contracts that have these adjustable features and are estimated based on expected loss and LAE.

F. Future Policy Benefit Reserve
Liabilities for future policy benefits on annuity policies are carried at their accumulated values. Reserves for policy benefits include both mortality and morbidity claims in the process of settlement and IBNR claims. Interest rate assumptions used to estimate liabilities for policy benefits range from 3.97% to 5.70%. Actual experience in a particular period may vary.

G. Premium Revenues
Written premiums are earned ratably over the periods of the related insurance and reinsurance contracts or policies. Unearned premium reserves are established to cover the remainder of the unexpired contract period. Such reserves are established based upon reports received from ceding companies or estimated using pro rata methods based on statistical data. Reinstatement premiums represent additional premium received on catastrophe reinsurance coverages when limits have been exhausted under the original reinsurance contract and additional coverage is granted. Written and earned premiums and the related costs, which have not yet been reported to the Company are estimated and accrued. Premiums are net of ceded reinsurance.

Annuity premiums are recognized as revenue over the premium-paying period of the policies.

H. Income Taxes
Holdings and its wholly-owned subsidiaries file a consolidated U.S. federal income tax return. Foreign branches of subsidiaries file local tax returns as required. Group and subsidiaries not included in Holdings’ consolidated tax return file separate company U.S. federal income tax returns as required. The UK branch of Bermuda Re files a UK income tax return. Deferred income taxes have been recorded to recognize the tax effect of temporary differences between the financial reporting and income tax bases of assets and liabilities.

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

J. Earnings per Share
Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilution that would occur if options granted under various share-based compensation plans were exercised resulting in the issuance of common shares that would share in the earnings of the entity.

Net income (loss) per common share has been computed below, based upon weighted average common and dilutive shares outstanding.

(Dollars in thousands, except per share amounts)	2006	2005	2004
Net income (loss) (numerator)	$840,828	$(218,667)	$494,858

Weighted average common and effect of dilutive shares
used in the computation of net income (loss) per share:
Weighted average shares outstanding - basic (denominator)	64,724	57,649	55,929
Effect of dilutive shares	600	918	897

Weighted average shares outstanding - diluted (denominator)	65,324	58,567	56,826

Weighted average common equivalent shares when anti-dilutive	-	57,649	-

Net income (loss) per common share:
Basic	$12.99	$(3.79)	$8.85
Diluted	$12.87	$(3.79)	$8.71

Options to purchase 310,200 common shares at prices ranging from $95.485 to $99.980 were outstanding at the end of 2006 and options to purchase 315,000 common shares at prices ranging from $95.050 to $95.485 per share were outstanding at the end of 2005 but were not included in the computation of earnings per diluted share for 2006 and 2005, respectively, because the options’ exercise price was greater than the average market price of the common shares. All outstanding options expire on or between September 26, 2007 and September 27, 2016.

K. Segmentation
The Company, through its subsidiaries, operates in five segments: U.S. Reinsurance, U.S. Insurance, Specialty Underwriting, International and Bermuda. See also Note 18.

L. Derivatives
The Company has issued seven equity put options in its product portfolio, which are outstanding. These products meet the definition of a derivative under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). The Company’s position in these contracts is unhedged and is accounted for as a derivative in accordance with FAS 133. Accordingly, these contracts are carried at fair value and are recorded in “Other liabilities” in the consolidated balance sheets and changes in fair value are recorded in the consolidated statements of operations and comprehensive income (loss).

M. Deposit Assets and Liabilities
In the normal course of its operations, the Company may enter into contracts that do not meet the risk transfer provisions of Statement of Financial Accounting Standards No. 113, “Accounting and Reporting for Reinsurance of Short Duration and Long Duration Contracts”. Such contracts are accounted for using the deposit accounting method. For such contracts, the Company originally records deposit liabilities for an amount equivalent to the assets received. Actuarial studies are used to estimate the final liabilities under such contracts with any change reflected in the consolidated statements of operations and comprehensive income (loss).

N. Share-Based Employee Compensation
Prior to 2002, the Company accounted for its share-based employee compensation plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. Effective January 1, 2002, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”) prospectively to all employee awards granted, modified or settled after January 1, 2002. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R) “Share-Based Payment” (“FAS 123(R)”). See also Note 16.

Prior to January 1, 2002, the compensation cost for the Company’s share-based compensation plans were determined based on APB 25. If the fair value at the grant dates for awards granted under those plans prior to January 1, 2002 were calculated consistent with the method of FAS 123, the Company’s net income (loss) and earnings per share would have been reduced to the pro forma amounts indicated below:

(Dollars in thousands, except per share amounts)		2005	2004
Net income (loss)	As reported	$(218,667)	$494,858
	Pro forma	$(219,052)	$493,931
Earnings per share - basic	As reported	$(3.79)	$8.85
	Pro forma	$(3.80)	$8.83
Earnings per share - diluted	As reported	$(3.79)	$8.71
	Pro forma	$(3.80)	$8.69

The fair value of each option grant accounted for in accourdance with APB 25 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: (i) dividend yields ranging from 0.5% to 0.9%, (ii) expected volatility ranging from 32.9% to 45.8%, (iii) risk-free interest rates ranging from 4.7% to 7.0% and (iv) expected lives of 7.3 to 7.5 years.

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

P. Application of New Accounting Standards
In December 2004, the Financial Accounting Standards Board (“FASB”) issued FAS 123(R), which is effective for fiscal years beginning after June 15, 2005. The Company adopted FAS 123(R) effective January 1, 2006. FAS 123(R) requires all share-based compensation awards, granted, modified or settled after December 15, 1994 to be accounted for using the fair value method of accounting. Under the modified prospective application, compensation cost is recognized for the outstanding, non-vested awards based on the grant date fair value of those awards as calculated under FAS 123. The Company implemented FAS 123 prospectively for grants issued on or after January 1, 2002. The adoption of FAS 123(R) resulted in $169,037 of additional compensation expense for the year ended December 31, 2006 for options granted prior to FAS 123.

In November 2005, the FASB issued FASB Staff Position (“FSP”) FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FAS 115-1”), which is effective for reporting periods beginning after December 15, 2005. FAS 115-1 addresses the determination as to when an investment is considered impaired, whether the impairment is other than temporary and the measurement of an impairment loss. FAS 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses not recognized as other-than-temporary impairments. The Company adopted FAS 115-1 prospectively effective January 1, 2006. The Company believes that all unrealized losses in its investment portfolio are temporary in nature.

In July 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which is effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” (“FAS 109”). FIN 48 prescribes the recognition and measurement criteria for the financial statements for tax positions taken or expected to be taken in a tax return. Further, FIN 48 expands the required disclosures associated with uncertain tax positions. The Company will adopt FIN 48 on January 1, 2007. The Company does not believe the impact of implementing FIN 48 will be material on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“FAS 157”), which is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. FAS 157 defines fair value, establishes a framework for measuring fair value consistently in GAAP and expands disclosures about fair value measurements. The Company will adopt FAS 157 on January 1, 2008. The Company does not believe the impact of implementing FAS 157 will be material on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“FAS 158”), which is effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. FAS 158 requires an employer to (a) recognize in its financial statements an asset for a plan’s over funded status or a liability for a plan’s under funded status, (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur as other comprehensive income. The Company adopted FAS 158 for the reporting period ended December 31, 2006. The impact on the Company’s consolidated balance sheets at December 31, 2006 was a $23.1 million pre-tax, or $15.0 million after-tax, reduction to accumulated other comprehensive income.

Q. Investments – Interest Only Strips
During 2005 and 2004, the Company invested in interest only strips of mortgage-backed securities (“interest only strips”). These securities give the holder the right to receive interest payments at a stated coupon rate on an underlying pool of mortgages. The interest payments on the outstanding mortgages are guaranteed by entities generally rated AAA. The ultimate cash flow from these investments is primarily dependent upon the average life of the mortgage pool. Generally, as mortgage rates decline, mortgagors are more likely to prepay their mortgage loans which decreases the average life of a mortgage pool and decreases expected cash flows. Conversely, as mortgage rates rise, repayments are more likely to slow and ultimate cash flows will tend to rise. Accordingly, the market value of these investments tends to increase as general interest rates rise and decline as general interest rates fall. These movements are generally counter to the impact of interest rate movements on the Company’s other fixed income investments. The Company held no interest only strips investments at December 31, 2006 and 2005.

The Company accounted for its investment in interest only strips in accordance with Emerging Issues Task Force Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“EITF 99-20”). EITF 99-20 sets forth the rules for recognizing interest income on all credit-sensitive mortgage and asset-backed securities and certain prepayment-sensitive securities, including agency interest only strips, whether purchased or retained in securitization, as well as the rules for determining when these securities must be written down to fair value because of impairment. EITF 99-20 requires decreases in the valuation of residual interests in securitizations to be recorded as a reduction to the carrying value of the residual interests through a charge to earnings, rather than an unrealized loss in shareholders’ equity, when any portion of the decline in fair value is attributable to, as defined by EITF 99-20, an impairment loss. The Company recorded a pre-tax and after-tax realized capital loss due to impairments of $7.0 million and $5.6 million, respectively, for the year ended December 31, 2005 and $65.1 million and $49.7 million, respectively, for the year ended December 31, 2004. As a result of liquidating the interest only strips portfolios, the Company recognized pre-tax and after-tax realized capital gains of $41.3 million and $32.5 million, respectively, for the year ended December 31, 2005 and pre-tax and after-tax realized capital gains of $118.2 million and $91.0 million, respectively, for the year ended December 31, 2004.

2. INVESTMENTS

The amortized cost, market value, and gross unrealized appreciation and depreciation of fixed maturity investments and equity securities are presented in the tables below:

(Dollars in thousands)	Amortized Cost	Unrealized Appreciation	Unrealized Depreciation	Market Value
As of December 31, 2006
Fixed maturities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$229,241	$1,277	$(3,838)	$226,680
Obligations of U.S. states and political subdivisions	3,633,188	164,403	(5,220)	3,792,371
Corporate securities	2,877,074	33,913	(55,009)	2,855,978
Mortgage-backed securities	1,626,017	2,784	(34,827)	1,593,974
Foreign government securities	1,019,826	18,695	(10,163)	1,028,358
Foreign corporate securities	824,819	11,374	(13,704)	822,489

Total fixed maturities	$10,210,165	$232,446	$(122,761)	$10,319,850

Equity securities	$1,252,595	$361,083	$-	$1,613,678

As of December 31, 2005
Fixed maturities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$205,020	$143	$(3,540)	$201,623
Obligations of U.S. states and political subdivisions	3,614,956	153,376	(8,052)	3,760,280
Corporate securities	2,857,444	51,825	(49,869)	2,859,400
Mortgage-backed securities	1,556,017	4,391	(33,209)	1,527,199
Foreign government securities	1,047,725	33,514	(1,662)	1,079,577
Foreign corporate securities	591,077	28,055	(5,077)	614,055

Total fixed maturities	$9,872,239	$271,304	$(101,409)	$10,042,134

Equity securities	$922,090	$170,412	$(1,677)	$1,090,825

The amortized cost and market value of fixed maturities are shown in the following table by contractual maturity. Mortgage-backed securities generally are more likely to be prepaid than other fixed maturities. As the stated maturity of such securities may not be indicative of actual maturities, the total for mortgage-backed securities is shown separately.

	December 31, 2006
(Dollars in thousands)	Amortized Cost	Market Value
Fixed maturities – available for sale
Due in one year or less	$639,458	$637,105
Due after one year through five years	2,485,777	2,479,673
Due after five years through ten years	2,031,904	2,008,054
Due after ten years	3,427,009	3,601,044
Mortgage-backed securities	1,626,017	1,593,974

Total	$10,210,165	$10,319,850

The changes in net unrealized gains (losses) of investments of the Company are derived from the following sources:

	Years Ended December 31,
(Dollars in thousands)	2006	2005	2004
Increase (decrease) during the period between the market value and cost of investments carried at market value, and deferred taxes thereon:
Fixed maturities	$(60,210)	$(167,660)	$(31,608)
Equity securities	192,348	89,582	71,179
Other invested assets	(466)	291	520

Increase (decrease) in unrealized appreciation, pre-tax	131,672	(77,787)	40,091
Deferred taxes	(43,399)	31	(14,376)

Increase (decrease) in unrealized appreciation,
net of deferred taxes, included in shareholders’ equity	$88,273	$(77,756)	$25,715

The Company frequently reviews its investment portfolio for declines in market value and focuses its attention on securities whose fair value has fallen below 80% of their amortized value at the time of review. The Company then assesses whether the decline in value is temporary or “other than temporary”. In making its assessment, the Company evaluates the current market and interest rate environment as well as specific issuer information and the Company’s ability and intent to hold to maturity. Generally, a change in the market or interest rate environment does not constitute impairment but rather a temporary decline in market value. Temporary declines in market value are recorded as an unrealized loss in accumulated other comprehensive income. If the Company determines that the decline is “other than temporary”, the carrying value of the investment is written down to fair value and a realized loss is recorded in the Company’s consolidated statements of operations and comprehensive income (loss). The Company’s assessments are based on the issuer’s current and expected future financial position, timeliness with respect to interest and/or principal payments, speed of repayments on asset-backed securities, as well as relevant information provided by rating agencies, investment advisors and analysts.

The tables below display the aggregate fair value and gross unrealized depreciation, by investment category and maturity category by length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2006:

	Duration of unrealized loss as of December 31, 2006
	Less than 12 months		Greater than 12 months		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
Fixed maturity securities
U.S. government
agencies and authorities	$13,150	$(39)	$175,170	$(3,799)	$188,320	$(3,838)
States, municipalities
and political subdivisions	94,242	(363)	500,006	(4,857)	594,248	(5,220)
Foreign governments	631,035	(7,293)	136,421	(2,870)	767,456	(10,163)
All other corporate	1,087,398	(14,162)	2,998,379	(89,378)	4,085,777	(103,540)

Total fixed maturities	1,825,825	(21,857)	3,809,976	(100,904)	5,635,801	(122,761)

Equity securities	-	-	-	-	-	-

Total	$1,825,825	$(21,857)	$3,809,976	$(100,904)	$5,635,801	$(122,761)

	Duration of unrealized loss as of December 31, 2006
	Less than 12 months		Greater than 12 months		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
Fixed maturity securities
Due in one year or less	$121,653	$(492)	$389,813	$(2,653)	$511,466	$(3,145)
Due in one year through
five years	745,692	(5,200)	1,078,492	(23,963)	1,824,184	(29,163)
Due in five years through
ten years	493,717	(9,961)	938,054	(29,593)	1,431,771	(39,554)
Due after ten years	182,906	(4,432)	207,747	(11,641)	390,653	(16,073)
Mortgage-backed securities	281,857	(1,772)	1,195,870	(33,054)	1,477,727	(34,826)

Total fixed maturities	$1,825,825	$(21,857)	$3,809,976	$(100,904)	$5,635,801	$(122,761)

The aggregate fair value and gross unrealized losses related to investments in an unrealized loss position as of December 31, 2006 is $5,635.8 million and $122.8 million, respectively. There are no material concentrations of unrealized losses by issuer, security type or industry within the fixed maturity portfolio. The $21.9 million of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year are generally comprised of highly rated government, municipal and corporate bonds and are primarily the result of interest rates being higher than when the securities were purchased. Of these unrealized losses, $20.6 million are related to securities that are rated investment grade or better by a nationally recognized statistical rating organization.

The $100.9 million of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for more than one year are also primarily comprised of highly rated government, municipal and corporate bonds and are the result of interest rates being higher than when the securities were purchased. Of these unrealized losses, $94.8 million are related to securities that are rated investment grade or better by a nationally recognized statistical rating organization.

The Company, given the size of its investment portfolio and capital position, has the ability to hold these securities until recovery of market value. In addition, all securities currently in an unrealized loss position are current with respect to principal and interest payments.

The table below displays the aggregate fair value and gross unrealized depreciation, by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2005:

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

The aggregate fair value and gross unrealized losses related to investments in an unrealized loss position as of December 31, 2005 are $4,596.8 million and $103.1 million, respectively. The $48.9 million of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year are generally comprised of highly rated government, municipal and corporate bonds and are primarily the result of interest rates being higher than when the securities were purchased. Of these unrealized losses, $44.3 million are related to securities that are rated investment grade or better by a nationally recognized statistical rating organization.

The $52.5 million of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for more than one year are also primarily comprised of highly rated government, municipal and corporate bonds and are the result of interest rates being higher than when the securities were purchased. Of these unrealized losses, $49.1 million are related to securities that are rated investment grade or better by a nationally recognized statistical rating organization.

The components of net investment income are presented in the table below:

	Years Ended December 31,
(Dollars in thousands)	2006	2005	2004
Fixed maturities	$508,524	$496,959	$475,906
Equity securities	22,281	16,582	8,453
Short-term investments	56,845	20,128	6,913
Other investment income	60,702	14,591	44,126

Total gross investment income	648,352	548,260	535,398
Interest credited and other expense	(18,974)	(25,427)	(39,490)

Total net investment income	$629,378	$522,833	$495,908

Other investment income for 2006, 2005 and 2004 primarily includes income earned on limited partnership investments of $54.7 million, $11.5 million and $41.8 million, respectively.

The Company has contractual commitments to invest up to an additional $316.7 million in its limited partnership investments at December 31, 2006. These commitments will be funded as required by the partnership agreements, which have investment periods that expire no later than 2012.

The components of net realized capital gains are presented in the table below:

	Years Ended December 31,
(Dollars in thousands)	2006	2005	2004
Fixed maturities	$12,790	$77,242	$90,008
Equity securities	22,280	13,043	(395)
Short-term investments	(3)	(1)	1

Total	$35,067	$90,284	$89,614

Proceeds from sales of fixed maturity investments during 2006, 2005 and 2004 were $182.9 million, $1,420.3 million and $1,451.2 million, respectively. Gross gains of $14.9 million, $89.6 million and $163.8 million and gross losses of $2.1 million, $5.3 million and $8.3 million were realized on those fixed maturity sales during 2006, 2005 and 2004, respectively. Proceeds from sales of equity security investments during 2006, 2005 and 2004 were $281.1 million, $218.0 million and $18.0 million, respectively. Gross gains of $34.1 million, $16.6 million and $0.5 million and gross losses of $11.8 million, $3.6 million and $0.9 million were realized on those equity sales during 2006, 2005 and 2004, respectively.

Net realized capital gains include $0.0 million, $7.0 million and $65.1 million of realized capital losses for 2006, 2005 and 2004, respectively, related to the impairment of interest only strips in accordance with EITF 99-20. In addition, realized capital losses for 2006, 2005 and 2004 included $13.3 thousand, $7.0 million and $522.6 thousand, respectively, related to write-downs in the value of securities deemed to be impaired on an other than temporary basis.

Securities with a carrying value amount of $1,352.8 million at December 31, 2006 were on deposit with various state or governmental insurance departments in compliance with insurance laws.

The Company has sold six equity put options based on the Standard & Poor’s 500 (“S&P 500”) index for total consideration, net of commission, of $22.5 million. At December 31, 2006, fair value for these equity put options was $30.1 million. These contracts each have a single exercise date, with original maturities ranging from 12 to 30 years and strike prices ranging from $1,141.21 to $1,540.63. No amounts will be payable under these contracts if the S&P 500 index is at or above the strike price on the exercise dates, which currently fall between June 2017 and March 2031. If the S&P 500 index is lower than the strike price on the applicable exercise date, the amount due would vary proportionately with the percentage by which the index is below the strike price. The theoretical maximum payouts under the contracts would occur if on each of the exercise dates the S&P 500 index value were zero. The present value of these theoretical maximum payouts using a 6% discount factor is $213.2 million. Based on historical index volatilities and trends and the December 31, 2006 index value, the Company estimates the probability that each S&P 500 index contract will be below the strike price on the exercise date to be between 0.2% and 4.4%.

The Company has sold one equity put option based on the FTSE 100 index for total consideration, net of commissions, of $6.7 million. At December 31, 2006, fair value for this equity put option was $7.4 million. This contract has an exercise date of July 2020 and a strike price of £5,989.75. No amount will be payable under this contract if the FTSE 100 index is at or above the strike price on the exercise date. If the FTSE 100 index is lower than the strike price on the applicable exercise date, the amount due will vary proportionately with the percentage by which the index is below the strike price. The theoretical maximum payout under the contract would occur if on the exercise date the FTSE 100 index value was zero. The present value of the theoretical maximum payout using a 6.0% discount factor and current exchange rate is $29.2 million. Based on historical index volatilities and trends and the December 31, 2006 index value, the Company estimates the probability that this FTSE 100 index contract will be below the strike price on the exercise date to be 7.0%.

These equity put options meet the definition of a derivative under FAS 133. The Company’s position in these contracts is unhedged and is accounted for as a derivative in accordance with FAS 133. Accordingly, these contracts are carried at fair value and are recorded in “Other liabilities” in the consolidated balance sheets and changes in fair value are recorded in the consolidated statements of operations and comprehensive (loss) income.

As there is no active market for these instruments, the determination of their fair value is based on an industry accepted option pricing model, Black-Scholes, which requires estimates and assumptions, including those regarding volatility and expected rates of return.

3. RESERVE FOR LOSSES AND LAE

Activity in the reserve for losses and LAE is summarized as follows:

	Years Ended December 31,
(Dollars in thousands)	2006	2005	2004
Gross reserves at January 1	$9,126,702	$7,836,306	$6,361,245
Less reinsurance recoverables	(999,184)	(1,114,861)	(1,261,100)

Net reserves at January 1	8,127,518	6,721,445	5,100,145

Incurred related to:
Current year	2,298,805	3,750,712	3,041,702
Prior years	135,615	(26,395)	249,437

Total incurred losses and LAE	2,434,420	3,724,317	3,291,139

Paid related to:
Current year	522,711	664,845	607,066
Prior years	2,116,935	1,553,145	1,141,663

Total paid losses and LAE	2,639,646	2,217,990	1,748,729

Foreign exchange/translation adjustment	109,331	(100,254)	78,890

Net reserves at December 31	8,031,623	8,127,518	6,721,445
Plus reinsurance recoverables	808,517	999,184	1,114,861

Gross reserves at December 31	$8,840,140	$9,126,702	$7,836,306

Gross loss and LAE reserves are $8,840.1 million at December 31, 2006, $9,126.7 million at December 31, 2005 and $7,836.3 million at December 31, 2004. The decrease in 2006 was primarily attributable to lower current year catastrophe losses and a decrease in earned premiums. The increase in 2005 was primarily attributable to elevated catastrophe loss reserves, partially offset by an increase in claim settlements, a decrease in premiums earned and favorable net prior period reserve adjustments. The increase in 2004 was primarily attributable to increased premiums earned, net prior period reserve adjustments in select areas, increase in catastrophe losses and normal variability in claim settlements.

Reinsurance receivables for both paid and unpaid losses totaled $772.8 million at December 31, 2006, $1,048.7 million at December 31, 2005 and $1,210.8 million at December 31, 2004. At December 31, 2006, $169.4 million, or 21.9%, was receivable from Transatlantic Reinsurance Company (“Transatlantic”), $100.9 million, or 13.1%, was receivable from LM Property and Casualty Insurance Company (“LM”), which in late 2003 purchased Prudential Property and Casualty Insurance Company of Indiana (“Prupac”) and whose obligations continue to be guaranteed by The Prudential Insurance Company of America (“The Prudential”), $100.2 million, or 13.0%, was receivable from Founders Insurance Company Limited (“Founders”), which is partially collateralized by a trust, $100.0 million, or 12.9%, was receivable from Continental Insurance Company (“Continental”), which is partially collateralized by funds held arrangements, $52.5 million, or 6.8%, was receivable from subsidiaries of London Reinsurance Group (“London Life”), which is fully collateralized by letters of credit, and $42.7 million, or 5.5%, was receivable from Munich Reinsurance Company (“Munich Re”). Continental is collateralized by a funds held arrangement under which the Company has retained the premium payments due the retrocessionaire, recognized liabilities for such amounts and reduced such liabilities as payments are due from the retrocessionaire. No other retrocessionaire accounted for more than 5% of the Company’s receivables.

Activity in the reserve for future policy benefits is summarized as follows:

	Years Ended December 31,
(Dollars in thousands)	2006	2005	2004
Balance at beginning of year	$133,155	$152,179	$205,275
Liabilities assumed	292	216	300
Adjustments to reserves	2,967	11,639	8,544
Benefits paid in the current year	(35,452)	(30,879)	(19,543)
Contract terminations	-	-	(42,397)

Balance at end of year	$100,962	$133,155	$152,179

The Company continues to receive claims under expired insurance and reinsurance contracts, asserting alleged injuries and/or damages that occurred while the contracts were in force relating to or resulting from environmental pollution and hazardous substances, including asbestos (i.e. A&E). The Company’s asbestos claims typically involve potential liability for bodily injury from exposure to asbestos or for property damage resulting from asbestos or products containing asbestos. The Company’s environmental claims typically involve potential liability for (a) the mitigation or remediation of environmental contamination or (b) bodily injury or property damages caused by the release of hazardous substances into the land, air or water.

As of December 31, 2006, roughly 7% of the Company’s gross reserves are an estimate of the Company’s ultimate liability for A&E claims. The Company’s A&E liabilities stem from Mt. McKinley’s direct insurance business and Everest Re’s assumed reinsurance business. This estimate is made based on assessments of the underlying exposures as the result of (1) long and variable reporting delays, both from insureds to insurance companies and from ceding companies to reinsurers; (2) historical data, which is more limited and variable on A&E losses than historical information on other types of casualty claims; and (3) unique aspects of A&E exposures for which ultimate value cannot be estimated using traditional reserving techniques. There are significant uncertainties in estimating the amount of the Company’s potential losses from A&E claims. Among the uncertainties are: (a) potential passing of many years between exposure and manifestation of any bodily injury or property damage; (b) difficulty in identifying sources of asbestos or environmental contamination; (c) difficulty in properly allocating responsibility and/or liability for asbestos or environmental damage; (d) changes in underlying laws and judicial interpretation of those laws; (e) the potential for an asbestos or environmental claim to involve many insurance providers over many policy periods; (f) questions concerning interpretation and application of insurance and reinsurance coverage; and (g) uncertainty regarding the number and identity of insureds with potential asbestos or environmental exposure.

With respect to asbestos claims in particular, several additional factors have emerged in recent years that further compound the difficulty in estimating the Company’s liability. These developments include: (a) the significant growth over a short period of time in the number of claims filed, in part reflecting a much more aggressive plaintiff bar and including claims against defendants who may only have a “peripheral” connection to asbestos; (b) a disproportionate percentage of claims filed by individuals with no physical injury, which should have little to no financial value but which have increasingly been considered in jury verdicts and settlements; (c) the growth in the number and significance of bankruptcy filings by companies as a result of asbestos claims (including, more recently, bankruptcy filings in which companies attempt to resolve their asbestos liabilities in a manner that is prejudicial to insurers and forecloses insurers from participating in the negotiation of asbestos related bankruptcy reorganization plans); (d) the concentration of claims in a small number of states that favor plaintiffs; (e) the growth in the number of claims that might impact the general liability portion of insurance policies rather than the product liability portion; (f) measures adopted by specific courts to ameliorate the worst procedural abuses; (g) an increase in settlement values being paid to asbestos claimants, especially those with cancer or functional impairment; (h) legislation in some states to address asbestos litigation issues; and (i) the potential that other states or the U. S. Congress may adopt legislation on asbestos litigation. Anecdotal evidence suggest that new claims filing rates have decreased, that new filings of asbestos-driven bankruptcies have decreased and legislative reforms are beginning to diminish the potential ultimate liability for asbestos losses.

Management believes that these uncertainties and factors continue to render reserves for A&E and particularly asbestos losses significantly less subject to traditional actuarial analysis than reserves for other types of losses. Given these uncertainties, management believes that no meaningful range for such ultimate losses can be established, particularly for asbestos. Further, A&E reserves may be subject to more variability than non-A&E reserves and such variation could have a material adverse effect on the Company’s financial condition, results of operation and/or cash flow. The Company establishes reserves to the extent that, in the judgment of management, the facts and prevailing law reflect an exposure for the Company or its ceding companies.

The following table summarizes incurred losses with respect to A&E on both a gross and net of retrocessional basis for the years indicated:

(Dollars in thousands)	2006	2005	2004
Gross basis:
Beginning of period reserves	$649,460	$728,325	$765,257
Incurred losses	113,400	77,050	171,729
Paid losses	(112,726)	(155,915)	(208,661)

End of period reserves	$650,134	$649,460	$728,325

Net basis:
Beginning of period reserves	$450,350	$506,675	$534,369
Incurred losses	106,595	81,351	159,422
Paid losses	(45,533)	(137,676)	(187,116)

End of period reserves	$511,412	$450,350	$506,675

At December 31, 2006, the gross reserves for A&E losses were comprised of $135.6 million representing case reserves reported by ceding companies, $152.1 million representing additional case reserves established by the Company on assumed reinsurance claims, $213.7 million representing case reserves established by the Company on direct excess insurance claims, including Mt. McKinley and $148.7 million representing IBNR reserves. Roughly 89%, or $581.0 million, of gross A&E reserves relate to asbestos of which $320.5 million was for assumed business and $260.5 million was for direct excess business.

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

4. CREDIT LINES

Effective December 8, 2004, Group, Bermuda Re and Everest International entered into a three year, $750.0 million senior credit facility with a syndicate of lenders (the “Group Credit Facility”). Wachovia Bank is the administrative agent for the Group Credit Facility. The Group Credit Facility consists of two tranches. Tranche one provides up to $250.0 million of revolving credit for liquidity and general corporate purposes, and for the issuance of standby letters of credit. The interest on the revolving loans shall, at the option of each of the borrowers, be either (1) the Base Rate (as defined below) or (2) an adjusted London Interbank Offered Rate (“LIBOR”) plus a margin. The Base Rate is the higher of the rate of interest established by Wachovia Bank from time to time as its prime rate or the Federal Funds rate, in each case plus 0.5% per annum. The amount of margin and the fees payable for the Group Credit Facility depends on Group’s senior unsecured debt rating. Tranche two exclusively provides up to $500.0 million for the issuance of standby letters of credit on a collateralized basis.

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth amount. Minimum net worth is an amount equal to the sum of (i) $2,898.0 million (base amount) plus (ii) (A) 25% of consolidated net income for each of Group’s fiscal quarters and (B) 50% of any increase in consolidated net worth attributable to the issuance of ordinary and preferred shares. The base amount is reset at the end of each fiscal year to be the greater of 70% of Group’s consolidated net worth as of the last day of the fiscal year and the calculated minimum amount of net worth prior to the last day of the fiscal year. As of December 31, 2006, the Company was in compliance with these covenants.

For the year ended December 31, 2006, there were no outstanding borrowings under tranche one of the Group Credit Facility. During the year ended December 31, 2006, there was $185.4 million used of the $500.0 million available for tranche two standby letters of credit. See Note 7.

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

The Holdings Credit Facility requires Holdings to maintain a debt to capital ratio of not greater than 0.35 to 1 and Everest Re to maintain its statutory surplus of no less than $1.5 billion plus 25% of future aggregate net income and 25% of future aggregate capital contributions after December 31, 2005. As of December 31, 2006, Holdings was in compliance with these covenants.

During the years ended December 31, 2006 and 2005, there were no payments made and no incremental borrowings under the Holdings Credit Facility. During the year ended December 31, 2004, there were payments made of $70.0 million and no incremental borrowings under the Holdings Credit Facility. As of December 31, 2006 and 2005, there were no outstanding borrowings under the Holdings Credit Facility.

Interest expense and fees incurred in connection with the Group Credit Facility and the Holdings Credit Facility were $0.4 million, $0.4 million and $1.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.

5. SENIOR NOTES

On October 12, 2004, Holdings completed a public offering of $250.0 million principal amount of 5.40% senior notes due October 15, 2014. On March 14, 2000, Holdings completed public offerings of $200.0 million principal amount of 8.75% senior notes due March 15, 2010 and $250.0 million principal amount of 8.50% senior notes due and retired March 15, 2005.

Interest expense incurred in connection with these senior notes was $31.1 million, $35.5 million and $42.0 million for the years ended December 31, 2006, 2005 and 2004, respectively. Market value, which is based on quoted market price at December 31, 2006 and 2005 was $248.1 million and $250.9 million, respectively, for the 5.40% senior notes and $219.8 million and $226.2 million, respectively, for the 8.75% senior notes.

6. JUNIOR SUBORDINATED DEBT SECURITIES PAYABLE

On March 29, 2004, Holdings issued $329.9 million of 6.20% junior subordinated debt securities due March 29, 2034 to Everest Re Capital Trust II (“Capital Trust II”). Holdings can redeem the junior subordinated debt securities before their maturity at 100% of their principal amount plus accrued interest as of the date of redemption, in whole or in part, on one or more occasions at any time on or after March 30, 2009; or at any time, in whole, but not in part, within 90 days of the occurrence and continuation of a determination that the Trust may become subject to tax or the Investment Company Act.

On November 14, 2002, Holdings issued $216.5 million of 7.85% junior subordinated debt securities due November 15, 2032 to Everest Re Capital Trust (“Capital Trust”). Holdings can redeem the junior subordinated debt securities before their maturity at 100% of their principal amount plus accrued interest as of the date of redemption, in whole or in part, on one or more occasions at any time on or after November 14, 2007; or at any time, in whole, but not in part, within 90 days of the occurrence and continuation of a determination that the Trust may become subject to tax or the Investment Company Act.

Fair value, which is primarily based on quoted market price of the related trust preferred securities at December 31, 2006 and 2005, was $316.3 million and $293.5 million, respectively, for the 6.20% junior subordinated debt securities and $221.2 million and $220.5 million, respectively, for the 7.85% junior subordinated debt securities.

Interest expense incurred in connection with these junior subordinated notes was $37.4 million, $37.4 million and $32.4 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Capital Trust and Capital Trust II are wholly owned finance subsidiaries of Holdings.

Holdings considers that the mechanisms and obligations relating to the trust preferred securities, taken together, constitute a full and unconditional guarantee by Holdings of Capital Trust and Capital Trust II’s payment obligations with respect to their respective trust preferred securities.

Capital Trust and Capital Trust II must redeem all of the outstanding trust preferred securities when the junior subordinated debt securities are paid at maturity on November 15, 2032 and March 29, 2034, respectively. The Company may elect to redeem the junior subordinated debt securities, in whole or in part, at any time on or after November 14, 2007 and March 30, 2009, respectively. If such an early redemption occurs, the outstanding trust preferred securities would also be proportionately redeemed.

There are certain regulatory and contractual restrictions on the ability of Holdings’ operating subsidiaries to transfer funds to Holdings in the form of cash dividends, loans or advances. The insurance laws of the State of Delaware, where Holdings’ direct insurance subsidiaries are domiciled, require regulatory approval before those subsidiaries can pay dividends or make loans or advances to Holdings that exceed certain statutory thresholds. In addition, the terms of Holdings’ Credit Facility (discussed in Note 4) require Everest Re, Holdings’ principal insurance subsidiary, to maintain a certain statutory surplus level as measured at the end of each fiscal year. At December 31, 2006, $2,451.4 million of the $3,102.6 million in net assets of Holdings’ consolidated subsidiaries were subject to the foregoing regulatory restrictions.

7. LETTERS OF CREDIT

The Company has arrangements available for the issuance of letters of credit, which letters are generally collateralized by the Company’s cash and investments. The Company’s agreement with Citibank is a bilateral letter of credit agreement only, while the Company’s other facility, the Wachovia Syndicated Facility, involves a syndicate of lenders (see Note 4, tranche two of the Group Credit Facility), with Wachovia acting as administrative agent. At December 31, 2006 and 2005, letters of credit for $460.0 million and $350.6 million, respectively, were issued and outstanding, generally supporting reinsurance provided by the Company’s non-U.S. operations. The following table summarizes the Company’s letters of credit as of December 31, 2006.

(Dollars in thousands)
Bank		Commitment	In Use		Date of Expiry
Citibank		$350,000		$11,216 52,052 1,272 210,062	08/31/2007 12/31/2007 12/31/2008 12/31/2009

Total Citibank Agreement		$350,000		$274,602

Wachovia Syndicated Facility	Tranche One Tranche Two	$250,000 500,000	$	- 13,986 962 48,075 122,383	- 05/09/2007 11/03/2007 11/13/2007 12/31/2007

Total Wachovia Syndicated Facility		$750,000		$185,406

Total letters of credit		$1,100,000		$460,008

8. TRUST AGREEMENTS

Certain reinsurance subsidiaries of Group, principally Bermuda Re, have established trust agreements as security for assumed losses payable to certain non-affiliated ceding companies, which effectively use their investments as collateral. At December 31, 2006, the total amount on deposit in trust accounts was $135.7 million.

9. OPERATING LEASE AGREEMENTS

The future minimum rental commitments, exclusive of cost escalation clauses, at December 31, 2006 for all of the Company’s operating leases with remaining non-cancelable terms in excess of one year are as follows:

(Dollars in thousands)
2007	$7,736
2008	7,600
2009	7,239
2010	7,107
2011	1,332
Thereafter	1,587

Net commitments	$32,601

All of these leases, the expiration terms of which range from 2008 to 2014, are for the rental of office space. Rental expense was $8.5 million, $7.1 million and $7.6 million for 2006, 2005 and 2004, respectively.

10. INCOME TAXES

Under Bermuda law, no income or capital gains taxes are imposed on Group and its Bermuda subsidiaries. The Minister of Finance of Bermuda has also assured Group and its Bermuda subsidiaries that, pursuant to The Exempted Undertakings Tax Protection Act of 1966, they will be exempt until 2016 from imposition of any such taxes.

All the income of Group’s U.S. subsidiaries is subject to the applicable federal, foreign, state and local taxes on corporations. Additionally, the income of foreign branches of the Company’s insurance operating companies, in particular the UK branch of Bermuda Re, is subject to various income taxes. The provision for income taxes in the consolidated statements of operations and comprehensive income (loss) has been determined in accordance with the individual income of each entity and the respective applicable tax laws. The provision reflects the permanent differences between financial and taxable income relevant to each entity. The significant components of the provision are as follows:

	Years Ended December 31,
(Dollars in thousands)	2006	2005	2004
Current tax:
U.S.	$132,685	$(17,592)	$45,913
Foreign	43,439	25,919	50,359

Total current tax	176,124	8,327	96,272
Total deferred U.S. tax benefit	(25,202)	(70,581)	(31,419)

Total income tax expense (benefit)	$150,922	$(62,254)	$64,853

The weighted average expected tax provision has been calculated using the pre-tax income (loss) in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. Reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate for the years ended December 31, 2006 and 2005 is provided below:

	Years Ended December 31,
(Dollars in thousands)	2006	2005
Expected tax provision at applicable statutory rates	$197,277	$(10,137)
Increase (reduction) in taxes resulting from:
Tax exempt income	(61,350)	(57,935)
Dividend received deduction	(3,515)	(3,488)
Proration	9,716	9,198
Other	8,794	108

Total income tax provision	$150,922	$(62,254)

Deferred income taxes reflect the tax effect of the temporary differences between the value of assets and liabilities for financial statement purposes and such values as measured by the U.S. tax laws and regulations. The principal items making up the net deferred income tax asset are as follows:

	Years Ended December 31,
(Dollars in thousands)	2006	2005
Deferred tax assets:
Reserve for losses and LAE	$255,328	$268,029
Unearned premium reserve	72,342	69,510
Impairments	-	1,688
Deferred compensation	15,631	8,778
AMT Credits	35,414	35,737
Foreign tax credit carryforwards	64,576	43,193
Uncollectible reinsurance	35,306	5,693
Minimum pension	9,635	1,547
Other assets	19,645	12,796

Total deferred tax assets	507,877	446,971

Deferred tax liabilities:
Deferred acquisition costs	84,123	70,766
Investments	5,122	5,522
Net unrealized appreciation of investments	173,593	125,474
Foreign currency translation	15,123	11,981
Other liabilities	9,869	(1,334)

Total deferred tax liabilities	287,830	212,409

Net deferred tax assets	$220,047	$234,562

For U.S. income tax purposes the Company has foreign tax credit carryforwards of $64.6 million that begin to expire in 2011. In addition, for U.S. income tax purposes the Company has $35.4 million of Alternative Minimum Tax credits that do not expire. Management believes that it is more likely than not that the Company will realize the benefits of its net deferred tax assets and accordingly, no valuation allowance has been recorded for the periods presented.

Tax benefits of $6.1 million and $5.6 million related to compensation expense deductions for stock options exercised in 2006 and 2005, respectively, are reflected in the change in shareholders’ equity in “additional paid-in capital”. In addition, during 2005, the Company sold treasury shares resulting in proceeds of $46.5 million compared with a cost basis of $23.0 million. Additional paid-in capital was reduced by $8.2 million of income taxes resulting from this transaction.

11. REINSURANCE

The Company utilizes reinsurance agreements to reduce its exposure to large claims and catastrophic loss occurrences. These agreements provide for recovery from reinsurers of a portion of losses and LAE under certain circumstances without relieving the ceding company of its obligations to the policyholders. Losses and LAE incurred and premiums earned are reported after deduction for reinsurance. In the event that one or more of the reinsurers were unable to meet their obligations under these reinsurance agreements, the Company would not realize the full value of the reinsurance recoverable balances. The Company may hold partial collateral, including letters of credit and funds held, under these agreements. See also Note 1C.

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

In addition, the Company had coverage under an aggregate excess of loss reinsurance agreement provided by LM in connection with the Company’s acquisition of Mt. McKinley in September 2000. This agreement covers 80% or $160.0 million of the first $200 million of any adverse loss reserve development on the carried reserves of Mt. McKinley at the date of acquisition and reimburses the Company as such losses are paid by the Company. There were $160.0 million of recoverables under this reinsurance at December 31, 2003. The Prudential continues to guarantee LM’s obligation under this agreement.

Premiums written and earned are comprised of the following:

	Years Ended December 31,
(Dollars in thousands)	2006	2005	2004
Written premiums:
Direct	$933,488	$992,322	$1,293,545
Assumed	3,067,382	3,116,240	3,410,589
Ceded	(125,156)	(136,521)	(172,646)

Net written premiums	$3,875,714	$3,972,041	$4,531,488

Premiums earned:
Direct	$996,196	$1,059,069	$1,181,278
Assumed	2,999,154	3,040,393	3,430,270
Ceded	(142,197)	(136,369)	(186,466)

Net premiums earned	$3,853,153	$3,963,093	$4,425,082

The amounts deducted from losses and LAE incurred for net reinsurance recoveries were $109.5 million, $95.2 million and $141.0 million for the years ended December 31, 2006, 2005 and 2004, respectively.

As of December 31, 2006, the Company carried as an asset $772.8 million in reinsurance receivables with respect to losses ceded. Of this amount, $169.4 million, or 21.9%, was receivable from Transatlantic, $100.9 million, or 13.1%, was receivable from LM, $100.2 million, or 13.0%, was receivable from Founders, of which $38.3 million is held in a trust, $100.0 million, or 12.9%, was receivable from Continental, $52.5 million, or 6.8%, was receivable from subsidiaries of London Life and $42.7 million, or 5.5%, was receivable from Munich Re. As of December 31, 2005, the Company had $1,048.7 million in reinsurance receivables. Of this amount, $239.8 million, or 22.9%, was receivable from subsidiaries of London Life, $171.5 million, or 16.4%, was receivable from Transatlantic, $160.0 million, or 15.3%, was receivable from LM and $100.0 million, or 9.5%, was receivable from Continental. No other retrocessionaire accounted for more than 5% of the Company’s receivables.

The Company’s arrangements with London Life and Continental are managed on a funds held basis, which means that the Company has retained the premiums earned by the retrocessionaire to secure obligations of the retrocessionaire, recorded them as a liability, credited interest on the balances at a stated contractual rate and reduced the liability account as payments become due. As of December 31, 2006, such funds had reduced the Company’s net exposure to Continental to $33.2 million. As of December 31, 2005, such funds had reduced the Company’s net exposure to London Life to $115.4 million, effectively 100% of which has been secured by letters of credit, and its exposure to Continental to $38.7 million.

12. COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) for the years ended December 31, 2006, 2005 and 2004 are shown in the following table:

(Dollars in thousands)	2006	2005	2004
Net income (loss)	$840,828	$(218,667)	$494,858

Other comprehensive income (loss), before tax:
Unrealized gains on securities arising during the period	166,739	12,497	129,705
Less: reclassification adjustment for realized gains
included in net income (loss)	(35,067)	(90,284)	(89,614)
Foreign currency translation adjustments	58,908	(26,026)	26,610
Minimum pension adjustment	-	(4,422)	-

Other comprehensive income (loss), before tax	190,580	(108,235)	66,701

Income tax expense related to items of other comprehensive
income (loss):
Tax expense from unrealized gains arising during the period	(55,554)	(22,772)	(34,474)
Tax benefit from realized gains (losses) included
in net income	12,155	22,803	20,098
Tax expense from foreign currency translation	(4,764)	(935)	(3,665)
Tax benefit from minimum pension adjustment	-	1,548	-

Total income tax (expense) benefit related to items of other
comprehensive income (loss):	(48,163)	644	(18,041)

Other comprehensive income (loss), net of tax	142,417	(107,591)	48,660

Comprehensive income (loss)	$983,245	$(326,258)	$543,518

The following table shows the components of the change in accumulated other comprehensive income for the years ended December 31, 2006 and 2005.

(Dollars in thousands)	2006	2005
Beginning balance of unrealized gains on securities	$214,583	$292,339
Current period change in unrealized gains on securities	88,273	(77,756)

Ending balance of unrealized gains on securities	$302,856	$214,583

Beginning balance of foreign currency translation adjustments	$9,437	$36,398
Current period change in foreign currency translation adjustments	54,144	(26,961)

Ending balance of foreign currency translation adjustments	$63,581	$9,437

Beginning balance of minimum pension adjustment	$(2,874)	$-
Current period change in minimum pension adjustment	-	(2,874)

Ending balance of minimum pension adjustment	$(2,874)	$(2,874)

Adjustment to initially apply FASB Statement No. 158, net of tax	$(15,020)	$-

Ending balance of accumulated other comprehensive income	$348,543	$221,146

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

Although not required to make contributions under Internal Revenue Service regulations, the Company contributed $22.8 million and $3.9 million to the qualified plan in 2006 and 2005, respectively. Pension expense for the Company’s plans for the years ended December 31, 2006, 2005 and 2004 was $9.2 million, $6.9 million and $5.3 million, respectively.

The following table summarizes the status of these defined benefit plans for U.S. employees for years ended December 31 as indicated:

(Dollars in thousands)	2006	2005
Change in projected benefit obligation:
Benefit obligation at beginning of year	$81,269	$66,164
Service cost	5,089	3,873
Interest cost	4,890	4,036
Actuarial loss	1,977	7,749
Benefits paid	(782)	(553)

Projected benefit obligation at end of year	92,443	81,269

Change in plan assets:
Fair value of plan assets at beginning of year	43,609	38,172
Actual return on plan assets	4,510	2,360
Actual contributions during the year	22,859	3,942
Administrative expenses paid	(400)	(312)
Benefits paid	(782)	(553)

Fair value of plan assets at end of year	69,796	43,609

Funded status at end of year	(22,647)	(37,660)

Net amount recognized in the consolidated balance sheets (after FAS 158)	$(22,647)

Amounts recognized in the consolidated balance sheets at December 31:

(Dollars in thousands)	2006
Other assets (due beyond one year)	$1,652
Other liabilities (due within one year)	(1,595)
Other liabilities (due beyond one year)	(22,704)

Net amount recognized in the consolidated balance sheets	$(22,647)

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income at December 31:

(Dollars in thousands)	2006
Prior service cost	$(493)
Accumulated loss	(26,169)

Accumulated other comprehensive loss	(26,662)
Change in accumulated other comprehensive income due to application of FAS 158
Additional minimum liability (before FAS 158)	(5,042)
Intangible asset offset (before FAS 158)	620

Accumulated other comprehensive income (before FAS 158)	(4,422)

Net decrease in accumulated other comprehensive income due to FAS 158	$(22,240)

Plan assets consist of shares in investment trusts with approximately 59% and 12% of the underlying assets consisting of equity securities and fixed maturities, respectively, and 29% in cash and cash equivalents due to an employer pension contribution.

Net periodic benefit cost for U.S. employees included the following components for years ended December 31 as indicated:

(Dollars in thousands)	2006	2005	2004
Service cost	$5,089	$3,873	$3,273
Interest cost	4,890	4,036	3,397
Expected return on assets	(3,549)	(3,032)	(2,835)
Amortization of actuarial loss from earlier periods	2,633	1,923	1,357
Amortization of unrecognized prior service cost	127	127	127

Net periodic benefit cost	$9,190	$6,927	$5,319

Other changes recognized in other comprehensive income:
Other comprehensive loss attributable to change from prior year	20,120

Total recognized in net periodic benefit cost and other
comprehensive income	$29,310

The estimated transition obligation, actuarial loss and prior service cost that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next year are $0, $1,868,005 and $126,908, respectively.

The weighted average discount rates used to determine the actuarial present value of the projected benefit obligation for 2006, 2005 and 2004 were 5.94%, 5.50% and 5.75%, respectively. The rate of compensation increase used to determine the actuarial present value of the projected benefit obligation for 2006, 2005 and 2004 was 4.5%. The expected long-term rate of return on plan assets for 2006, 2005 and 2004 was 8.0%, 8.0% and 9.0%, respectively, and was based on portfolio returns and allocations.

The following table summarizes the accumulated benefit obligation for years ended December 31 as indicated:

(Dollars in thousands)	2006	2005
Qualified Plan	$51,937	$46,200
Non-qualified Plan	15,602	14,225

Total	$67,539	$60,425

The following table displays the plans with projected benefit obligations in excess of plan assets at December 31:

(Dollars in thousands)	2006	2005
Qualified Plan
Projected benefit obligation	$-	$60,782
Fair value of plan assets	-	43,609
Non-qualified Plan
Projected benefit obligation	$24,299	$20,488
Fair value of plan assets	-	-

The following table displays the plans with accumulated benefit obligations in excess of plan assets at December 31:

(Dollars in thousands)	2006	2005
Qualified Plan
Projected benefit obligation	$-	$60,782
Accumulated benefit obligation	-	46,200
Fair value of plan assets	-	43,609
Non-qualified Plan
Projected benefit obligation	$24,299	$20,488
Accumulated benefit obligation	15,602	14,225
Fair value of plan assets	-	-

The following table displays the expected benefit payments in the years indicated:

(Dollars in thousands)
2007	$2,537
2008	2,650
2009	4,862
2010	4,978
2011	5,499
Next 5 years	35,195

The asset allocation percentages for the qualified benefit plan, by asset category, at December 31 are as follows:

Asset Category:	2006	2005
Equity securities	59.20%	67.61%
Debt securities	11.50%	31.91%
Other	29.30%	0.48%

Total	100.00%	100.00%

The Company manages the qualified plan investments for U.S. employees. The assets in the plan consist of debt and equity mutual funds. Due to the long term nature of the plan, the target asset allocation consists of 70% equities and 30% bonds.

The Company expects to contribute approximately $4.0 million in 2007 to the qualified plan.

B. Defined Contribution Plans
The Company also maintains both qualified and non-qualified defined contribution plans (“Savings Plan” and “Non-Qualified Savings Plan”, respectively) covering U.S. employees. Under the plans, the Company contributes up to a maximum 3% of the participants’ compensation based on the contribution percentage of the employee. The Non-Qualified Savings Plan provides compensating savings plan benefits for participants whose benefits have been curtailed under the Savings Plan due to Internal Revenue Code limitations. The Company’s incurred expenses related to these plans were $1.0 million in 2006, 2005 and 2004.

In addition, the Company maintains several defined contribution pension plans covering non-U.S. employees. Each non-U.S. office (Canada, London, Belgium, Singapore and Bermuda) maintains a separate plan for the non-U.S. employees working in that location. The Company contributes various amounts based on salary, age and/or years of service. The contributions as a percentage of salary for the branch offices range from 5% to 15%. The contributions are generally used to purchase pension benefits from local insurance providers. The Company’s incurred expenses related to these plans were $0.6 million, $0.5 million and $0.4 million for 2006, 2005 and 2004, respectively.

C. Post-Retirement Plan
Beginning January 1, 2002, the Company established the Retiree Health Plan. This plan provides health care benefits for eligible retired employees (and their eligible dependants), who have elected coverage. The Company currently anticipates that most covered employees will become eligible for these benefits if they retire while working for the Company. The cost of these benefits is shared with the retiree. The Company accrues the post-retirement benefit expense during the period of the employee’s service.

A health care inflation rate for pre-Medicare claims of 10% in 2006 was assumed to decrease to 9% in 2007 and decrease one percentage point annually to 5% in 2011 and then remain at that level.

A health care inflation rate for post-Medicare claims of 6% in 2006 was assumed to decrease to 5% in 2007 and then remain at that level.

Changes in the assumed health care cost trend can have a significant effect on the amounts reported for the health care plans. A one percent change in the rate would have the following effects on:

(Dollars in thousands)	Percentage Point Increase ($ Impact)	Percentage Point Decrease ($ Impact)
a. Effect on total service and interest cost components	$258	$(199)
b. Effect on accumulated post-retirement benefit obligation	1,753	(1,388)

Benefit expense for this plan for the years ended December 31, 2006, 2005 and 2004 was $1.1 million, $0.9 million and $0.8 million, respectively.

The following table summarizes the status of this plan for years ended December 31 as indicated:

(Dollars in thousands)	2006	2005
Change in projected benefit obligation:
Benefit obligation at beginning of year	$8,582	$7,111
Service cost	631	490
Interest cost	464	408
Actuarial (gain) loss	(794)	607
Benefits paid	(103)	(34)

Benefit obligation at end of year	8,780	8,582
Change in plan assets:
Fair value of plan assets at beginning of year	-	-
Employer contributions	103	34
Benefits paid	(103)	(34)

Fair value of plan assets at end of year	-	-

Funded status at end of year	$(8,780)	$(8,582)

Amounts recognized in the consolidated balance sheets at December 31:

(Dollars in thousands)	2006
Other liabilities (due within one year)	$(117)
Other liabilities (due beyond one year)	(8,663)

Net amount recognized in the consolidated balance sheets	$(8,780)

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income at December 31:

(Dollars in thousands)	2006
Accumulated other comprehensive loss	$(867)

Net decrease in accumulated other comprehensive income due to FAS 158	$(867)

Net periodic benefit cost included the following components for years ended December 31 as indicated:

(Dollars in thousands)	2006	2005	2004
Service cost	$631	$490	$419
Interest cost	464	408	363
Net loss recognition	50	29	17

Net periodic cost	$1,145	$927	$799

Other changes recognized in other comprehensive income:
Other comprehensive loss attributable to change from prior year	867

Total recognized in net periodic benefit cost and
other comprehensive income	$2,012

The estimated transition obligation, actuarial loss and prior service cost that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $0, $0 and $0, respectively.

The weighted average discount rates used to determine the actuarial present value of the benefit obligation for 2006, 2005 and 2004 were 5.94%, 5.75% and 5.50%, respectively.

The following table summarizes the Benefit Obligation for the post-retirement plan for the years ended December 31 as indicated:

(Dollars in thousands)	2006	2005
Post-retirement Plan	$8,780	$8,582

The following table displays the expected benefit payments in the years indicated:

(Dollars in thousands)
2007	$117
2008	140
2009	203
2010	263
2011	328
Next 5 years	2,731

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

Delaware law provides that an insurance company which is a member of an insurance holding company system and is domiciled in the state shall not pay dividends without giving prior notice to the Insurance Commissioner of Delaware and may not pay dividends without the approval of the Insurance Commissioner if the value of the proposed dividend, together with all other dividends and distributions made in the preceding twelve months, exceeds the greater of (1) 10% of statutory surplus or (2) net income, not including realized capital gains, each as reported in the prior year’s statutory annual statement. In addition, no dividend may be paid in excess of unassigned earned surplus. At December 31, 2006, Everest Re had $270.4 million available for payment of dividends in 2007 without the need for prior regulatory approval.

B. Statutory Financial Information
Everest Re prepares its statutory financial statements in accordance with accounting practices prescribed or permitted by the National Association of Insurance Commissioners (“NAIC”) and the Delaware Insurance Department. Prescribed statutory accounting practices are set forth in the NAIC Accounting Practices and Procedures Manual. The capital and statutory surplus of Everest Re was $2,704.1 million (unaudited) and $2,327.6 million at December 31, 2006 and 2005, respectively. The statutory net income of Everest Re was $298.7 million (unaudited) for the year ended December 31, 2006, the statutory net loss was $26.9 million for the year ended December 31, 2005 and the statutory net income $175.8 million for the year ended December 31, 2004.

Bermuda Re prepares its statutory financial statements in conformity with the accounting principles set forth in Bermuda in The Insurance Act 1978, amendments thereto and related regulations. The statutory capital and surplus of Bermuda Re was $1,893.9 million (unaudited) and $1,522.5 million at December 31, 2006 and 2005, respectively. The statutory net income of Bermuda Re was $409.8 million (unaudited) for the year ended December 31, 2006, the statutory net loss was $220.5 million for the year ended December 31, 2005 and the statutory net income was $248.7 million for the year ended December 31, 2004.

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

In 1993 and prior, the Company had a business arrangement with The Prudential wherein, for a fee, the Company accepted settled claim payment obligations of certain property and casualty insurers, and, concurrently, became the owner of the annuity or assignee of the annuity proceeds funded by the property and casualty insurers specifically to fulfill these fully settled obligations. In these circumstances, the Company would be liable if The Prudential, which has an A+ (Superior) financial strength rating from A.M. Best Company (“A.M. Best”), were unable to make the annuity payments. The estimated cost to replace all such annuities for which the Company was contingently liable at December 31, 2006 and 2005 was $150.5 million and $155.3 million, respectively.

Prior to its 1995 initial public offering, the Company purchased annuities from an unaffiliated life insurance company with an A+ (Superior) financial strength rating from A.M. Best to settle certain claim liabilities of the Company. Should the life insurance company become unable to make the annuity payments, the Company would be liable for those claim liabilities. The estimated cost to replace such annuities at December 31, 2006 and 2005 were $20.2 million and $18.8 million, respectively.

16. SHARE-BASED COMPENSATION PLANS

The Company has a 2002 Stock Incentive Plan (“2002 Employee Plan”), a 1995 Stock Incentive Plan (“1995 Employee Plan”), a 2003 Non-Employee Director Equity Compensation Plan (“2003 Director Plan”) and a 1995 Stock Option Plan for Non-Employee Directors (“1995 Director Plan”). In addition, the Company has awarded options to non-employee directors in Board actions in 2001, 2000 and 1999. On January 1, 2002 the Company implemented FAS 123 and related interpretations for these plans and Board actions and January 1, 2006 the Company implemented FAS 123(R).

Under the 2002 Employee Plan, 4,000,000 common shares have been authorized to be granted as share options, share awards or restricted share awards to officers and key employees of the Company. At December 31, 2006, there were 2,232,350 remaining shares available to be granted under the 2002 Employee Plan. The 2002 Employee Plan replaced the 1995 Employee Plan; therefore, no further awards will be granted under the 1995 Employee Plan. Under the 2003 Director Plan, 500,000 common shares have been authorized to be granted as share options or share awards to non-employee directors of the Company. At December 31, 2006 there were 477,500 remaining shares available to be granted under the 2003 Director Plan. Under the 1995 Director Plan, a total of 50,000 common shares have been authorized to be granted as share options to non-employee directors of the Company. At December 31, 2006, there were 37,439 remaining shares available to be granted under the 1995 Director Plan.

Board actions in 2001, 2000 and 1999, which were not approved by shareholders, awarded options to non-employee directors. The Board actions were designed to award non-employee directors with the option to purchase common shares to increase their ownership interest in the Company of non-employee directors whose services are considered essential to the Company’s continued progress, to align such interests with those of the shareholders of the Company and to provide them with a further incentive to serve as directors to the Company. Under Board actions in 2001, 2000 and 1999; 40,000, 30,000 and 26,000 common shares have been granted as share options to non-employee directors of the Company.

Options granted under the 2002 Employee Plan and the 1995 Employee Plan vest at the earlier of 20% per year over five years or upon the expiration of any applicable employment agreement, options granted under the 1995 Director Plan vest at 50% per year over two years and options granted under the 2003 Director Plan and the 2001, 2000 and 1999 Board actions vest at 33% per year over three years. All options are exercisable at fair market value of the stock at the date of grant and expire ten years after the date of grant. Restricted shares granted under the 2002 Employee Plan and the 1995 Employee Plan vest at the earliest of 20% per year over five years or upon the expiration of any applicable employment agreement.

For share options granted, nonvested shares granted and shares issued under the 2002 Employee Plan, the 1995 Employee Plan, the 2003 Director Plan and the 1995 Director Plan, share-based compensation expense recognized in the consolidated statements of operations and comprehensive income was $15.1 million for the year ended December 31, 2006. The corresponding income tax benefit recorded in the consolidated statements of operations and comprehensive income for share-based compensation was $4.1 million for the year ended December 31, 2006.

The fair value of each option award is estimated on the date of the grant using the Black-Scholes option valuation model. The following assumptions were used in calculating the fair value of the options for the years ended December 31:

	2006	2005	2004
Weighted-average volatility	27.14%	27.66%	28.79%
Weighted-average dividend yield	0.95%	0.88%	0.86%
Weighted-average expected term	6.33 years	6.70 years	6.85 years
Weighted-average risk-free rate	4.62%	4.08%	3.67%
Weighted-average forfeiture	11.31%	10.22%	10.43%

A summary of the option activity under the Company’s shareholder approved and non-approved plans as of December 31, 2006, 2005 and 2004 and changes during the year then ended is presented in the following tables:

Compensation plans approved by shareholders:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2006	2,236,078	$61.75
Granted	32,500	98.15
Exercised	405,572	48.08
Forfeited/Cancelled/Expired	64,270	81.23

Outstanding at December 31, 2006	1,798,736	64.79	5.8	$ 59,965

Exercisable at December 31, 2006	1,140,256	55.79	4.8	$ 48,261

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2005	2,318,534	$53.82
Granted	323,000	95.35
Exercised	379,456	41.17
Forfeited/Cancelled/Expired	26,000	72.76

Outstanding at December 31, 2005	2,236,078	61.75	6.1	$ 86,319

Exercisable at December 31, 2005	1,170,953	49.10	4.8	$ 60,007

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2004	2,373,409	$45.41
Granted	435,500	74.36
Exercised	461,075	29.63
Forfeited/Cancelled/Expired	29,300	58.43

Outstanding at December 31, 2004	2,318,534	53.82	6.2	$ 83,717

Exercisable at December 31, 2004	1,156,921	43.88	4.9	$ 53,275

Compensation plans not approved by shareholders:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2006	89,500	$36.62
Granted	-	-
Exercised	-	-
Forfeited/Cancelled/Expired	-	-

Outstanding at December 31, 2006	89,500	36.62	3.7	$ 5,503

Exercisable at December 31, 2006	89,500	36.62	3.7	$ 5,503

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2005	96,000	$36.22
Granted	-	-
Exercised	6,500	30.63
Forfeited/Cancelled/Expired	-	-

Outstanding at December 31, 2005	89,500	36.62	4.7	$ 5,703

Exercisable at December 31, 2005	89,500	36.62	4.7	$ 5,703

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2004	96,000	$36.22
Granted	-	-
Exercised	-	-
Forfeited/Cancelled/Expired	-	-

Outstanding at December 31, 2004	96,000	36.22	5.6	$ 5,156

Exercisable at December 31, 2004	96,000	36.22	5.6	$ 5,156

The weighted-average grant-date fair value of options granted during the years 2006, 2005 and 2004 was $32.92, $32.34 and $25.47 per share, respectively. The aggregate intrinsic value (market price less exercise price) of options exercised during the years ended December 31, 2006, 2005 and 2004 was $20.5 million, $19.7 million and $25.4 million, respectively. The cash received from the exercised share options for the year ended December 31, 2006 was $19.5 million. The tax benefit realized from the options exercised for the year ended December 31, 2006 was $7.1 million.

The following table summarizes information about share options outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/06	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at 12/31/06	Weighted- Average Exercise Price
$19.9961 - $29.9940	127,700	3.1	$25.34	127,700	$25.34
$29.9941 - $39.9920	207,150	1.8	34.31	207,150	34.31
$39.9921 - $49.9900	222,050	4.7	48.01	222,050	48.01
$49.9901 - $59.9880	276,400	5.7	55.60	192,200	55.60
$59.9881 - $69.9860	200,000	4.3	66.23	200,000	66.23
$69.9861 - $79.9840	534,736	7.2	74.03	223,756	73.86
$79.9841 - $89.9820	5,000	8.2	87.40	1,000	87.40
$89.9821 - $99.9800	315,200	8.5	95.76	55,900	95.49

	1,888,236	5.7	63.46	1,229,756	54.39

A summary of the status of the Company’s nonvested shares and changes during the years ended December 31, 2006, 2005 and 2004 are presented below:

	2006		2005		2004
Restricted (nonvested) Shares	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 1,	217,820	$86.60	103,800	$73.23	77,200	$72.25
Granted	15,000	91.41	138,500	94.11	43,400	74.33
Vested	53,520	84.38	24,480	72.46	16,000	71.46
Forfeited	-	-	-	-	800	73.62

Outstanding at December 31,	179,300	87.66	217,820	86.60	103,800	73.23

As of December 31, 2006, there was $12.0 million of total unrecognized compensation cost related to nonvested share-based compensation expense. That cost is expected to be recognized over a weighted-average period of 2.1 years. The total fair value of shares vested during the years ended December 31, 2006, 2005 and 2004, was $4.5 million, $1.8 million and $1.1 million, respectively. The tax benefit realized from the shares vested for the year ended December 31, 2006 was $0.7 million.

In addition to the 2002 Employee Plan, the 1995 Employee Plan, the 2003 Director Plan and the 1995 Director Plan, Group issued 1,661 common shares in 2006, 1,962 common shares in 2005 and 2,283 common shares in 2004 to the Company’s non-employee directors as compensation for their service as directors in 2006, 2005 and 2004, respectively. These issuances had aggregate values of approximately $157,000, $180,000 and $185,000, respectively.

Since its 1995 initial public offering, the Company has issued to certain key employees of the Company 325,000 restricted common shares, of which 19,960 restricted shares have been cancelled. The Company has issued to non-employee directors of the Company 10,000 restricted common shares, of which no restricted shares have been cancelled. The Company acquired 21,595, 10,645 and 5,100 common shares at a cost of $2.1 million, $1.0 million and $0.4 million in 2006, 2005 and 2004, respectively, from employees who chose to pay required withholding taxes with shares exercised under the share option grants or restricted shares, which became unrestricted. The Company acquired 328 common shares at a cost of $32,905 in 2005 from non-employee directors who chose to pay the option exercise price with shares.

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

18. SEGMENT REPORTING

The Company, through its subsidiaries, operates in five segments: U.S. Reinsurance, U.S. Insurance, Specialty Underwriting, International and Bermuda. The U.S. Reinsurance operation writes property and casualty reinsurance, on both a treaty and facultative basis, through reinsurance brokers, as well as directly with ceding companies within the U.S. The U.S. Insurance operation writes property and casualty insurance primarily through general agents and surplus lines brokers within the U.S. The Specialty Underwriting operation writes accident and health (“A&H”), marine, aviation and surety business within the U.S. and worldwide through brokers and directly with ceding companies. The International operation writes property and casualty reinsurance through Everest Re’s branches in Canada and Singapore, in addition to foreign business written through Everest Re’s Miami and New Jersey offices. The Bermuda operation provides reinsurance and insurance to worldwide property and casualty markets and reinsurance to life insurers through brokers and directly with ceding companies from its Bermuda office and reinsurance to the United Kingdom and European markets through its UK branch.

These segments are managed in a carefully coordinated fashion with strong elements of central control with respect to pricing, risk management, control of aggregate exposures to catastrophe events, capital, investments and support operations. Management generally monitors and evaluates the financial performance of these operating segments based upon their underwriting results. Underwriting results include earned premium less losses and LAE incurred, commission and brokerage expenses and other underwriting expenses and are analyzed using ratios, in particular loss, commission and brokerage and other underwriting expense ratios, which, respectively, divide incurred losses, commissions and brokerage and other underwriting expenses by earned premium. The Company utilizes inter-affiliate reinsurance, but such reinsurance generally does not impact segment results, as business is generally reported within the segment in which the business was first produced.

The Company does not maintain separate balance sheet data for its operating segments. Accordingly, the Company does not review and evaluate the financial results of its operating segments based upon balance sheet data.

The following tables represent the relevant underwriting results for the operating segments for the three years ended December 31:

U.S. Reinsurance
(Dollars in thousands)	2006	2005	2004
Gross written premiums	$1,336,728	$1,386,168	$1,478,159
Net written premiums	1,331,677	1,383,690	1,468,466
Premiums earned	$1,281,055	$1,396,133	$1,473,545
Incurred losses and loss adjustment expenses	851,172	1,479,560	1,168,563
Commission and brokerage	298,111	358,101	373,581
Other underwriting expenses	24,946	23,981	23,390

Underwriting gain (loss)	$106,826	$(465,509)	$(91,989)

U.S. Insurance
(Dollars in thousands)	2006	2005	2004
Gross written premiums	$866,294	$932,469	$1,167,808
Net written premiums	753,324	815,316	1,019,716
Premiums earned	$761,685	$823,015	$937,576
Incurred losses and loss adjustment expenses	519,904	530,781	658,777
Commission and brokerage	123,087	132,630	130,380
Other underwriting expenses	48,918	51,911	49,277

Underwriting gain	$69,776	$107,693	$99,142

Specialty Underwriting
(Dollars in thousands)	2006	2005	2004
Gross written premiums	$251,209	$314,630	$487,072
Net written premiums	243,819	299,316	470,571
Premiums earned	$244,501	$301,454	$459,284
Incurred losses and loss adjustment expenses	163,925	317,917	302,010
Commission and brokerage	67,829	79,692	129,209
Other underwriting expenses	6,559	6,756	7,068

Underwriting gain (loss)	$6,188	$(102,911)	$20,997

International
(Dollars in thousands)	2006	2005	2004
Gross written premiums	$731,745	$706,584	$687,657
Net written premiums	730,717	704,870	684,390
Premiums earned	$719,475	$683,435	$655,694
Incurred losses and loss adjustment expenses	382,839	574,653	419,101
Commission and brokerage	180,541	166,968	161,106
Other underwriting expenses	13,830	12,622	11,298

Underwriting gain (loss)	$142,265	$(70,808)	$64,189

Bermuda
(Dollars in thousands)	2006	2005	2004
Gross written premiums	$814,894	$768,711	$883,439
Net written premiums	816,177	768,849	888,345
Premiums earned	$846,437	$759,056	$898,983
Incurred losses and loss adjustment expenses	516,580	821,406	742,688
Commission and brokerage	213,686	177,456	180,900
Other underwriting expenses	17,193	16,153	13,998

Underwriting gain (loss)	$98,978	$(255,959)	$(38,603)

The following table reconciles the underwriting results for the operating segments to income before tax as reported in the consolidated statements of operations and comprehensive income for the three years ended December 31:

(Dollars in thousands)	2006	2005	2004
Underwriting gain (loss)	$424,033	$(787,494)	$53,736
Net investment income	629,378	522,833	495,908
Net realized capital gains	35,067	90,284	89,614
Net derivative expense	(410)	(2,638)	(2,660)
Corporate expenses	(26,531)	(18,377)	(9,839)
Interest, fee and bond issue cost amortization expense	(69,899)	(74,413)	(76,610)
Other income (expense)	112	(11,116)	9,562

Income (loss) before taxes	$991,750	$(280,921)	$559,711

The Company produces business in the U.S., Bermuda and internationally. The net income deriving from and assets residing in the individual foreign countries in which the Company writes business are not identifiable in the Company’s financial records. Based on written premium, the largest country, other than the U.S., in which the Company writes business is the United Kingdom, with $358.6 million of written premium for the year ended December 31, 2006. No other country represented more than 5% of the Company’s revenues.

Approximately 17.2%, 17.8% and 16.9% of the Company’s gross written premiums in 2006, 2005 and 2004 respectively, were sourced through the Company’s largest intermediary.

19. UNAUDITED QUARTERLY FINANCIAL DATA

Summarized quarterly financial data for the years ended were as follows:

(Dollars in thousands, except per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2006 Operating data:
Gross written premiums	$1,055,019	$910,373	$1,048,161	$987,317
Net written premiums	1,022,338	879,973	1,024,678	948,725
Premiums earned	1,021,790	893,332	958,343	979,688
Net investment income	145,026	153,333	147,470	183,549
Net realized capital gain	13,601	2,472	8,651	10,343
Total claims and underwriting expenses	965,459	783,685	796,759	909,748
Net income	168,396	220,403	245,678	206,351

Net income per common share - basic	$2.61	$3.41	$3.80	$3.18
Net income per common share - diluted	$2.57	$3.38	$3.76	$3.15
2005 Operating data:
Gross written premiums	$1,047,572	$1,109,322	$1,080,671	$870,997
Net written premiums	1,011,705	1,073,654	1,051,543	835,139
Premiums earned	1,005,915	1,092,500	959,409	905,269
Net investment income	132,886	137,448	117,532	134,967
Net realized capital gain	2,477	27,309	27,699	32,799
Total claims and underwriting expenses	920,966	998,512	1,556,931	1,292,554
Net income (loss)	167,095	194,180	(417,745)	(162,197)

Net income (loss) per common share - basic	$2.98	$3.45	$(7.41)	$(2.63)
Net income (loss) per common share - diluted	$2.93	$3.40	$(7.41)	$(2.63)

EVEREST RE GROUP, LTD. SCHEDULE I – SUMMARY OF INVESTMENTS – OTHER THAN INVESTMENTS IN RELATED PARTIES DECEMBER 31, 2006
Column A	Column B	Column C	Column D
(Dollars in thousands)	Cost	Market Value	Amount Shown in Balance Sheet
Fixed maturities-available for sale
Bonds:
U.S. government and government agencies	$229,241	$226,680	$226,680
State, municipalities and political subdivisions	3,633,188	3,792,371	3,792,371
Foreign government securities	1,019,826	1,028,358	1,028,358
Foreign corporate securities	824,819	822,489	822,489
Public utilities	288,685	289,206	289,206
All other corporate bonds	2,578,389	2,556,284	2,556,284
Mortgage pass-through securities	1,626,017	1,593,974	1,593,974
Redeemable preferred stock	10,000	10,488	10,488

Total fixed maturities-available for sale	10,210,165	10,319,850	10,319,850
Equity securities	1,252,595	1,613,678	1,613,678
Short-term investments	1,306,498	1,306,498	1,306,498
Other invested assets	466,232	467,193	467,193
Cash	249,868	249,868	249,868

Total investments and cash	$13,485,358	$13,957,087	$13,957,087

EVEREST RE GROUP, LTD. SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT CONDENSED BALANCE SHEETS
	December 31,
(Dollars in thousands, except par value per share)	2006	2005
ASSETS
Fixed maturities - available for sale, at market value
(amortized cost: 2006, $174,466; 2005, $194,016)	$170,740	$191,822
Equity securities, at market value (cost: 2006, $179,762; 2005, $0)	198,336	-
Short-term investments	31,160	148,828
Cash	2,722	750
Investment in subsidiaries, at equity in the underlying net assets	4,703,474	3,797,265
Accrued investment income	1,898	1,906
Receivable from affiliates	728	839
Other assets	566	146

TOTAL ASSETS	$5,109,624	$4,141,556

LIABILITIES
Due to affiliates	$724	$826
Other liabilities	1,213	1,036

Total liabilities	1,937	1,862

SHAREHOLDERS' EQUITY
Preferred shares, par value: $0.01; 50 million shares authorized;
no shares issued and outstanding	-	-
Common shares, par value: $0.01; 200 million shares authorized;
(2006) 65.0 million and (2005) 64.6 million issued	650	646
Additional paid-in capital	1,770,496	1,731,746
Accumulated other comprehensive income, net of deferred income
taxes of $175.0 million at 2006 and $134.9 million at 2005	348,543	221,146
Retained earnings	2,987,998	2,186,156

Total shareholders' equity	5,107,687	4,139,694

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,109,624	$4,141,556

See notes to consolidated financial statements

EVEREST RE GROUP, LTD. SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT CONDENSED STATEMENTS OF OPERATIONS
	Years Ended December 31,
(Dollars in thousands)	2006	2005	2004
REVENUES:
Net investment income	$15,252	$11,035	$33,576
Net realized capital (losses) gains	(2,251)	(21)	56
Other (expense) income	(141)	(61)	915
Equity in undistributed change in retained earnings of subsidiaries	845,648	(215,604)	470,281

Total revenues	858,508	(204,651)	504,828

EXPENSES:
Other expenses	17,680	14,019	9,970

INCOME (LOSS) BEFORE TAXES	840,828	(218,670)	494,858
Income tax benefit	-	(3)	-

NET INCOME (LOSS)	$840,828	$(218,667)	$494,858

See notes to consolidated financial statements

EVEREST RE GROUP, LTD. SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT CONDENSED STATEMENTS OF CASHFLOWS
	Years Ended December 31,
(Dollars in thousands)	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$840,828	$(218,667)	$494,858
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in undistributed change in retained earnings of subsidiaries	(845,648)	215,604	(470,281)
Dividends received from subsidiaries (1)	60,000	45,000	15,000
Increase (decrease) in other liabilities	177	(139)	840
(Increase) decrease in other assets	(375)	38	528
Decrease (increase) in receivable from affiliates	9	2,246	(33)
Amortization of bond premium	554	737	658
Realized capital losses (gains)	2,251	21	(56)
Non-cash compensation expense (2)	15,127	8,003	4,684

Net cash provided by operating activities	72,923	52,843	46,198

CASH FLOWS FROM INVESTING ACTIVITIES
Additional investment in subsidiaries (1)	(10,209)	(609,065)	(36,876)
Proceeds from fixed maturities matured/called - available for sale	19,574	15,555	16,553
Proceeds from fixed maturities sold - available for sale	81	-	-
Proceeds from equity securities sold	41,846	-	-
Cost of fixed maturities acquired - available for sale	(595)	(62,111)	(23,514)
Cost of equity securities acquired	(223,939)	-	-
Net sales (purchases) of short-term securities	117,685	(145,535)	1,129
Net increase in unsettled securities transactions	(35)	-	-

Net cash used in investing activities	(55,592)	(801,156)	(42,708)

CASH FLOWS FROM FINANCING ACTIVITIES
Common shares issued during the period (2)	23,627	732,595	21,837
Sale of treasury shares, net of tax	-	38,261	-
Dividends paid to shareholders	(38,986)	(25,424)	(22,421)

Net cash (used in) provided by financing activities	(15,359)	745,432	(584)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	-	-	(71)

Net increase (decrease) in cash	1,972	(2,881)	2,835
Cash, beginning of period	750	3,631	796

Cash, end of period	$2,722	$750	$3,631

See notes to consolidated financial statements

(1) Dividends received from consolidated subsidiaries (i.e., dividend income) have been appropriately classified as operating activity in 2006, with conforming changes for 2005 and 2004, which were previously recorded as an investing activity.

(2) Restricted share non-compensation expense, while inconsequential for all periods presented, has also been appropriately classified as operating activity in 2006, with conforming changes for 2005 and 2004, which were previously recorded as financing activity.

EVEREST RE GROUP, LTD. SCHEDULE III – SUPPLEMENTARY INSURANCE INFORMATION
Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J
Geographic Area (Dollars in thousands)	Deferred Acquisition Costs	Reserve for Losses and Loss Adjustment Expenses	Unearned Premium Reserves	Premiums Earned	Net Investment Income	Incurred Loss and Loss Adjustment Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses	Net Written Premium
December 31, 2006
Domestic	$189,060	$5,984,991	$1,228,509	$2,287,241	$338,126	$1,535,001	$489,027	$80,423	$2,328,820
International	51,285	924,816	195,168	719,475	32,964	382,839	180,541	13,830	730,717
Bermuda	147,772	1,930,333	188,573	846,437	258,288	516,580	213,686	17,193	816,177

Total	$388,117	$8,840,140	$1,612,250	$3,853,153	$629,378	$2,434,420	$883,254	$111,446	$3,875,714

December 31, 2005
Domestic	$153,603	$6,196,014	$1,203,970	$2,520,602	$296,197	$2,328,258	$570,423	$82,648	$2,498,322
International	48,623	1,029,963	183,906	683,435	28,421	574,653	166,968	12,622	704,870
Bermuda	150,519	1,900,725	208,433	759,056	198,215	821,406	177,456	16,153	768,849

Total	$352,745	$9,126,702	$1,596,309	$3,963,093	$522,833	$3,724,317	$914,847	$111,423	$3,972,041

December 31, 2004
Domestic	$163,600	$5,379,732	$1,226,099	$2,870,405	$305,546	$2,129,350	$633,170	$79,735	$2,958,753
International	40,524	819,142	161,073	655,694	23,477	419,101	161,106	11,298	684,390
Bermuda	127,785	1,637,432	208,458	898,983	166,885	742,688	180,900	13,998	888,345

Total	$331,909	$7,836,306	$1,595,630	$4,425,082	$495,908	$3,291,139	$975,176	$105,031	$4,531,488

EVEREST RE GROUP, LTD. SCHEDULE IV – REINSURANCE
Column A	Column B	Column C	Column D	Column E	Column F
(Dollars in thousands)	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Assumed to Net
December 31, 2006
Total property and liability insurance
premiums earned	$996,196	$142,197	$2,999,154	$3,853,153	77.8%
December 31, 2005
Total property and liability insurance
premiums earned	$1,059,069	$136,369	$3,040,393	$3,963,093	76.7%
December 31, 2004
Total property and liability insurance
premiums earned	$1,181,278	$186,466	$3,430,270	$4,425,082	77.5%