Form 10-Q
period 2007-03-31
EVEREST RE GROUP LTD
filed 2007-05-09
CIK 1095073

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2007			Commission file number: 1-15731

EVEREST RE GROUP, LTD. (Exact name of registrant as specified in its charter)
Bermuda			98-0365432
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

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

Large accelerated filer	X	Accelerated filer		Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

	YES		NO	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at May 1, 2007
Common Shares, $0.1 par value	63,179,326

EVEREST RE GROUP, LTD.

Index To Form 10-Q

PART I

FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements

	Consolidated Balance Sheets at March 31, 2007 (unaudited)
	and December 31, 2006	3

	Consolidated Statements of Operations and Comprehensive Income
	for the three months ended March 31, 2007 and 2006 (unaudited)	4

	Consolidated Statements of Changes in Shareholders’ Equity for the
	three months ended March 31, 2007 and 2006 (unaudited)	5

	Consolidated Statements of Cash Flows for the three months
	ended March 31, 2007 and 2006 (unaudited)	6

	Notes to Consolidated Interim Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operation	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	47

Item 4.	Controls and Procedures	48

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings	49

Item 1A.	Risk Factors	49

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	50

Item 3.	Defaults Upon Senior Securities	50

Item 4.	Submission of Matters to a Vote of Security Holders	50

Item 5.	Other Information	50

Item 6.	Exhibits	51

EVEREST RE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS

                                                                                         March 31,     December 31,
                                                                                       -------------  --------------
(Dollars in thousands, except par value per share)                                         2007            2006
                                                                                       -------------  --------------
                                                                                        (unaudited)
ASSETS:
Fixed maturities - available for sale, at market value
 (amortized cost: 2007, $9,954,768; 2006, $10,210,165)                                 $ 10,063,386    $ 10,319,850
Equity securities - available for sale, at market value
 (cost: 2007, $16,393; 2006, $1,252,595)                                                     16,393       1,613,678
Equity securities - available for sale, at fair value                                     1,668,351               -
Short-term investments                                                                    1,540,848       1,306,498
Other invested assets (cost: 2007, $494,291; 2006, $466,232)                                494,678         467,193
Cash                                                                                        160,209         249,868
                                                                                       -------------   -------------
   Total investments and cash                                                            13,943,865      13,957,087
Accrued investment income                                                                   129,858         141,951
Premiums receivable                                                                       1,132,820       1,136,787
Reinsurance receivables                                                                     785,317         772,813
Funds held by reinsureds                                                                    284,412         284,809
Deferred acquisition costs                                                                  376,804         388,117
Prepaid reinsurance premiums                                                                 62,647          67,757
Deferred tax asset                                                                          204,476         220,047
Other assets                                                                                154,117         138,202
                                                                                       -------------   -------------
TOTAL ASSETS                                                                           $ 17,074,316    $ 17,107,570
                                                                                       -------------   -------------

LIABILITIES:
Reserve for losses and loss adjustment expenses                                         $ 8,731,418     $ 8,840,140
Future policy benefit reserve                                                                97,602         100,962
Unearned premium reserve                                                                  1,591,317       1,612,250
Funds held under reinsurance treaties                                                        72,271          70,982
Losses in the course of payment                                                              55,700          55,290
Commission reserves                                                                          28,657          23,665
Other net payable to reinsurers                                                              53,524          47,483
Current federal income taxes payable                                                         59,158          43,002
8.75% Senior notes due 3/15/2010                                                            199,590         199,560
5.4% Senior notes due 10/15/2014                                                            249,661         249,652
Junior subordinated debt securities payable                                                 546,393         546,393
Accrued interest on debt and borrowings                                                       9,041          10,041
Other liabilities                                                                           183,101         200,463
                                                                                       -------------   -------------
   Total liabilities                                                                     11,877,433      11,999,883
                                                                                       -------------   -------------

Commitments and Contingencies (Note 6)

SHAREHOLDERS' EQUITY:
Preferred shares, par value: $0.01; 50 million shares authorized;
no shares issued and outstanding                                                                  -               -
Common shares, par value: $0.01; 200 million shares authorized;
(2007) 63.2 million and (2006) 65.0 million issued and outstanding                              651             650
Additional paid-in capital                                                                1,777,070       1,770,496
Accumulated other comprehensive income, net of deferred income taxes of
$61.2 million at 2007 and $175.0 million at 2006                                             94,546         348,543
Treasury shares, at cost; (2007) 1.9 million shares and (2006) 0.0 million shares          (181,041)              -
Retained earnings                                                                         3,505,657       2,987,998
                                                                                       -------------   -------------
Total shareholders' equity                                                                5,196,883       5,107,687
                                                                                       -------------   -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                             $ 17,074,316    $ 17,107,570
                                                                                       -------------   -------------

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                       -----------------------------
(Dollars in thousands, except per share amounts)                                             2007           2006
                                                                                       -----------------------------
                                                                                                 (unaudited)
REVENUES:
Premiums earned                                                                          $ 1,004,729     $ 1,021,790
Net investment income                                                                        155,796         145,026
Net realized capital gains                                                                    40,892          13,601
Net derivative (expense) income                                                               (2,768)          3,879
Other income (expense)                                                                         3,665          (6,607)
                                                                                       -------------   -------------
Total revenues                                                                             1,202,314       1,177,689
                                                                                       -------------   -------------

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses                                                 565,768         698,943
Commission, brokerage, taxes and fees                                                        225,655         237,502
Other underwriting expenses                                                                   36,060          29,014
Interest expense on senior notes                                                               7,789           7,786
Interest expense on junior subordinated debt                                                   9,362           9,362
Amortization of bond issue costs                                                                 235             235
Interest and fee expense on credit facilities                                                     77              97
                                                                                       -------------   -------------
Total claims and expenses                                                                    844,946         982,939
                                                                                       -------------   -------------

INCOME BEFORE TAXES                                                                          357,368         194,750
Income tax expense                                                                            59,786          26,354
                                                                                       -------------   -------------

NET INCOME                                                                               $   297,582     $   168,396
                                                                                       -------------   -------------
Other comprehensive loss, net of tax                                                          (3,182)        (53,293)
                                                                                       -------------   -------------

COMPREHENSIVE INCOME                                                                     $   294,400     $   115,103
                                                                                       -------------   -------------

PER SHARE DATA:
Average shares outstanding (000's)                                                            64,172          64,622
Net income per common share - basic                                                      $      4.64     $      2.61
                                                                                       -------------   -------------

Average diluted shares outstanding (000's)                                                    64,763          65,437
Net income per common share - diluted                                                    $      4.59     $      2.57
                                                                                       -------------   -------------

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS' EQUITY
                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                       -----------------------------
(Dollars in thousands, except share amounts)                                                2007             2006
                                                                                       -----------------------------
                                                                                                (unaudited)
COMMON SHARES (shares outstanding):
Balance, beginning of period                                                              65,043,976      64,643,338
Issued during the period, net                                                                 96,729         266,564
Treasury shares aquired                                                                   (1,900,000)             -
                                                                                       -------------   -------------
Balance, end of period                                                                    63,240,705      64,909,902
                                                                                       -------------   -------------

COMMON SHARES (par value):
Balance, beginning of period                                                             $       650     $       646
Issued during the period, net                                                                      1               3
                                                                                       -------------   -------------
Balance, end of period                                                                           651             649
                                                                                       -------------   -------------

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period                                                               1,770,496       1,731,746
Share-based compensation plans                                                                 6,537          19,054
Other                                                                                             37              45
                                                                                       -------------   -------------
Balance, end of period                                                                     1,777,070       1,750,845
                                                                                       -------------   -------------

ACCUMULATED OTHER COMPREHENSIVE INCOME,
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period                                                                 348,543         221,146
Cumulative effect to adopt FAS 159, net of tax                                              (250,815)              -
Net decrease during the period                                                                (3,182)        (53,293)
                                                                                       -------------   -------------
Balance, end of period                                                                        94,546         167,853
                                                                                       -------------   -------------

RETAINED EARNINGS:
Balance, beginning of period                                                               2,987,998       2,186,156
Cumulative effect to adopt FAS 159, net of tax                                               250,815               -
Net income                                                                                   297,582         168,396
Dividends declared ($0.48 per share in 2007 and
  $0.12 per share in 2006)                                                                   (30,738)         (7,787)
                                                                                       -------------   -------------
Balance, end of period                                                                     3,505,657       2,346,765
                                                                                       -------------   -------------

TREASURY SHARES AT COST:
Balance, beginning of period                                                                      -               -
Purchase of treasury shares                                                                 (181,041)             -
                                                                                       -------------   -------------
Balance, end of period                                                                      (181,041)             -
                                                                                       -------------   -------------

TOTAL SHAREHOLDERS' EQUITY, END OF PERIOD                                                $ 5,196,883     $ 4,266,112
                                                                                       -------------   -------------

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                       -----------------------------
(Dollars in thousands)                                                                       2007            2006
                                                                                       -----------------------------
                                                                                                (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                               $   297,582     $   168,396
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Decrease (increase) in premiums receivable                                                 2,566         (14,626)
    Decrease (increase) in funds held by reinsureds, net                                       1,075         (38,284)
    (Increase) decrease in reinsurance receivables                                           (13,372)         47,540
    Decrease (increase) in deferred tax asset                                                 19,068          (4,693)
    Decrease in reserve for losses and loss adjustment expenses                             (100,511)        (10,126)
    Decrease in future policy benefit reserve                                                 (3,360)         (5,098)
    Decrease in unearned premiums                                                            (20,032)         (1,584)
    Increase in other assets and liabilities, net                                             13,990          23,035
    Non-cash compensation expense                                                              4,850           3,343
    Amortization of bond premium                                                               1,298           7,304
    Amortization of underwriting discount on senior notes                                         39              36
    Realized capital gains                                                                   (40,892)        (13,601)
                                                                                       -------------   -------------
Net cash provided by operating activities                                                    162,301         161,642
                                                                                       -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale                           311,917         166,441
Proceeds from fixed maturities sold - available for sale                                      34,486         104,077
Proceeds from equity securities - available for sale                                         290,606          27,649
Proceeds from other invested assets sold                                                      21,811           5,562
Cost of fixed maturities acquired - available for sale                                       (99,869)       (763,683)
Cost of equity securities acquired                                                          (321,517)       (116,111)
Cost of other invested assets acquired                                                       (41,761)        (28,698)
Net (purchases) sales of short-term securities                                              (229,990)        462,807
Net (increase) decrease in unsettled securities transactions                                    (420)         23,178
                                                                                       -------------   -------------
Net cash used in investing activities                                                        (34,737)       (118,778)
                                                                                       -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares issued during the period                                                         1,725          15,759
Purchase of treasury shares                                                                 (181,041)             -
Dividends paid to shareholders                                                               (30,738)         (7,787)
                                                                                       -------------   -------------
Net cash (used in) provided by financing activities                                         (210,054)          7,972
                                                                                       -------------   -------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                       (7,169)          8,253
                                                                                       -------------   -------------

Net (decrease) increase in cash                                                              (89,659)         59,089
Cash, beginning of period                                                                    249,868         107,275
                                                                                       -------------   -------------
Cash, end of period                                                                      $   160,209     $   166,364
                                                                                       -------------   -------------

SUPPLEMENTAL CASH FLOW INFORMATION
Cash transactions:
  Income taxes paid (recovered)                                                          $    25,284     $   (51,318)
  Interest paid                                                                          $    18,189     $    18,308

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended March 31, 2007 and 2006

1. General

As used in this document, “Group” means Everest Re Group, Ltd.; “Holdings” means Everest Reinsurance Holdings, Inc.; “Everest Re” means Everest Reinsurance Company and its subsidiaries (unless the context otherwise requires); and the “Company” means Everest Re Group, Ltd. and its subsidiaries.

The unaudited consolidated financial statements of the Company for the three months ended March 31, 2007 and 2006 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis. Certain financial information, which is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), has been omitted since it is not required for interim reporting purposes. The year end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results for the three months ended March 31, 2007 and 2006 are not necessarily indicative of the results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2006, 2005 and 2004 included in the Company’s most recent Form 10-K filing.

2. New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which is effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” (“FAS 109”). FIN 48 prescribes the recognition and measurement criteria for the financial statements for tax positions taken or expected to be taken in a tax return. Further, FIN 48 expands the required disclosures associated with uncertain tax positions. The Company adopted FIN 48 on January 1, 2007 and the resulting impact on the Company’s financial statements is deemed to be immaterial.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“FAS”) No. 157 “Fair Value Measurements” (“FAS 157”), which is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. FAS 157 defines fair value, establishes a framework for measuring fair value consistently in GAAP and expands disclosures about fair value measurements. As early adoption is an option, the Company adopted FAS 157 as of January 1, 2007.

In September 2006, the FASB issued FAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“FAS 158”), which is effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. FAS 158 requires an employer to (a) recognize in its financial statements an asset for a plan’s over funded status or a liability for a plan’s under funded status, (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur as other comprehensive income. The Company adopted FAS 158 for the reporting period ended December 31, 2006.

In February 2007, the FASB issued FAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment to FASB statement No. 115” (“FAS 159”), which is effective for employers with publicly traded equity securities as of the end of the fiscal year ending after November 15, 2007. FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company adopted FAS 159 as of January 1, 2007.

3. Investments, Fair Value

Effective January 1, 2007, the Company adopted and implemented FAS 159 and FAS 157 for its available for sale publicly traded equity securities. In conjunction with the Company implementing more active management strategy for these specific investments, FAS 159 and FAS 157 provided an appropriate accounting and presentation of these investments in the Company’s consolidated financial statements. The Company did not elect FAS 159 for those equity investments in affiliated non-consolidated special purpose vehicles. The Company recognized a $250.8 million cumulative-effect adjustment to retained earnings, net of $110.3 million of tax. The Company recorded a $5.3 million realized loss in the consolidated statements of operations and comprehensive income due to fair value measurement.

The following table presents the equity securities fair value measurements as of March 31, 2007:

                                                                        Fair Value Measurement Using:
                                                     --------------------------------------------------------------------
                                                          Quoted Prices
                                                            in Active            Significant
                                                           Markets for              Other              Significant
                                                            Identical             Observable          Unobservable
                                                             Assets                 Inputs               Inputs
(Dollars in thousands)           March 31, 2007             (Level 1)             (Level 2)             (Level 3)
                                                     --------------------------------------------------------------------

Equity securities                $ 1,668,351              $ 1,668,351                  $ -                  $ -

4. Capital Transactions

On December 1, 2005, the Company filed a shelf registration statement on Form S-3ASR with the Securities and Exchange Commission (“SEC”), as a Well Known Seasoned Issuer under the new registration and offering revisions to the Securities Act of 1933. Generally, under this shelf registration statement, Group is authorized to issue common shares, preferred shares, debt securities, warrants and hybrid securities, Holdings is authorized to issue debt securities and Everest Re Capital Trust III (“Capital Trust III”) is authorized to issue trust preferred securities.

•	On December 1, 2005, the Company issued 2,298,000 of its common shares at a price of $102.89 per share, which resulted in $236.4 million of proceeds before expenses and Holdings sold Group shares it acquired in 2002 at a price of $102.89 per share, which resulted in $46.5 million of proceeds before expenses. Expenses incurred for this transaction were approximately $0.3 million.

•	On April 26, 2007, Holdings completed a public offering of $400.0 million principal amount of 6.6% fixed to floating rate long term subordinated notes with a scheduled maturity of May 15, 2037 and a final maturity of May 1, 2067. The net proceeds from the offering are expected to be used to redeem all of the outstanding 7.85% junior subordinated debt securities as soon as possible after November 14, 2007 and for general corporate purposes.

5. Earnings Per Common Share

Net income per common share has been computed below, based upon weighted average common and diluted shares outstanding.

                                                                                         Three Months Ended
                                                                                              March 31,
(Dollars in thousands, except per share amounts)                                         2007            2006
                                                                                    ----------------------------

Net income (numerator)                                                                $ 297,582       $ 168,396
                                                                                    ----------------------------

Weighted average common and effect of dilutive shares
used in the computation of net income per share:
   Weighted average shares outstanding - basic (denominator)                             64,172          64,622
   Effect of dilutive shares                                                                591             815
                                                                                    ----------------------------
   Weighted average shares outstanding - diluted (denominator)                           64,763          65,437
                                                                                    ----------------------------

Net income per common share:
   Basic                                                                                 $ 4.64          $ 2.61
   Diluted                                                                               $ 4.59          $ 2.57

Options to purchase 383,550 common shares at prices ranging from $98.52 to $99.98 were outstanding for the three months ended March 31, 2007, but were not included in the computation of earnings per diluted share as the options’ exercise price was greater than the average market price of the common shares for the period. Options to purchase 16,000 common shares at a price of $99.98 were outstanding for the three months ended March 31, 2006, but were not included in the computation of earning per diluted share as the options’ exercise price was greater than the average market price of the common shares for the period. All outstanding options expire on or between September 26, 2007 and February 21, 2017.

6. Contingencies

In the ordinary course of business, the Company is involved in lawsuits, arbitrations and other formal and informal dispute resolution procedures, the outcomes of which will determine the Company’s rights and obligations under insurance, reinsurance and other contractual agreements. In some disputes, the Company seeks to enforce its rights under an agreement or to collect funds owing to it. In other matters, the Company is resisting attempts by others to collect funds or enforce alleged rights. These disputes arise from time to time and are ultimately resolved through both informal and formal means, including negotiated resolution, arbitration and litigation. In all such matters, the Company believes that its positions are legally and commercially reasonable. While the final outcome of these matters cannot be predicted with certainty, the Company does not believe that any of these matters, when finally resolved, will have a material adverse effect on the Company’s financial position or liquidity. However, an adverse resolution of one or more of these items in any one quarter or fiscal year could have a material adverse effect on the Company’s results of operations in that period.

In 1993 and prior, the Company had a business arrangement with The Prudential Insurance Company of America (“The Prudential”) wherein, for a fee, the Company accepted settled claim payment obligations of certain property and casualty insurers, and, concurrently, became the owner of the annuity or assignee of the annuity proceeds funded by the property and casualty insurers specifically to fulfill these fully settled obligations. In these circumstances, the Company would be liable if The Prudential, which has an A+ (Superior) financial strength rating from A.M. Best Company (“A.M. Best”), were unable to make the annuity payments. The estimated cost to replace all such annuities for which the Company was contingently liable at March 31, 2007 was $83.2 million.

Prior to its 1995 initial public offering, the Company purchased annuities from an unaffiliated life insurance company with an A+ (Superior) financial strength rating from A.M. Best to settle certain claim liabilities of the company. Should the life insurance company become unable to make the annuity payments, the Company would be liable for those claim liabilities. The estimated cost to replace such annuities at March 31, 2007 was $20.4 million.

7. Other Comprehensive Loss

The following table presents the components of other comprehensive loss for the periods indicated:

                                                                             Three Months Ended
                                                                                 March 31,
(Dollars in thousands)                                                       2007           2006
                                                                         --------------------------
Net unrealized appreciation (depreciation) of investments,
   net of deferred income taxes                                             $ 1,744      $ (63,154)
Currency translation adjustments, net of
   deferred income taxes                                                     (4,926)         9,861
                                                                         --------------------------

Other comprehensive loss,
   net of deferred income taxes                                            $ (3,182)     $ (53,293)
                                                                         --------------------------

8. Letters of Credit

The Company has arrangements available for the issuance of letters of credit, which letters are generally collateralized by the Company’s cash and investments. The Company’s agreement with Citibank is a bilateral letter of credit agreement only, while the Company’s other facility, the Wachovia Syndicated Facility, involves a syndicate of lenders (see Note 12, tranche two of the Group Credit Facility), with Wachovia acting as administrative agent. At March 31, 2007 and December 31, 2006, letters of credit for $476.9 million and $460.0 million, respectively, were issued and outstanding, generally supporting reinsurance provided by the Company’s non-U.S. operations. The following table summarizes the Company’s letters of credit as of March 31, 2007.

(Dollars in thousands)
Bank                                                            Commitment            In Use           Date of Expiry
----------------------------------------------------------------------------------------------------------------------
Citibank                                                         $ 350,000          $ 11,215               08/31/2007
                                                                                      28,794               12/31/2007
                                                                                       1,262               12/31/2008
                                                                                     208,407               12/31/2009
                                                                                      21,600               12/31/2011
                                                             --------------   ---------------
      Total Citibank Agreement                                   $ 350,000         $ 271,278
                                                             --------------   ---------------

Wachovia Syndicated Facility             Tranche One             $ 250,000               $ -                        -
                                         Tranche Two               500,000            13,986               05/09/2007
                                                                                         962               11/03/2007
                                                                                      48,075               11/13/2007
                                                                                     142,644               12/31/2007
                                                             --------------   ---------------
      Total Wachovia Syndicated Facility                         $ 750,000         $ 205,667
                                                             --------------   ---------------

   Total letters of credit                                     $ 1,100,000         $ 476,945
                                                             --------------   ---------------

9. Trust Agreements

Certain subsidiaries of Group, principally Everest Reinsurance (Bermuda), Ltd. (“Bermuda Re”), a Bermuda insurance company and direct subsidiary of Group, have established trust agreements as security for assumed losses payable to certain non-affiliated ceding companies, which effectively use Company investments as collateral. At March 31, 2007, the total amount on deposit in trust accounts was $132.7 million.

10. Senior Notes

On October 12, 2004, Holdings completed a public offering of $250.0 million principal amount of 5.40% senior notes due October 15, 2014. On March 14, 2000, Holdings completed a public offering of $200.0 million principal amount of 8.75% senior notes due March 15, 2010.

Interest expense incurred in connection with these senior notes was $7.8 million for the three months ended March 31, 2007 and 2006. Market value, which is based on quoted market price at March 31, 2007 and December 31, 2006, was $247.3 million and $248.1 million, respectively, for the 5.40% senior notes and $218.9 million and $219.8 million, respectively, for the 8.75% senior notes.

11. Junior Subordinated Debt Securities Payable

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

Fair value, which is primarily based on quoted market price of the related trust preferred securities at March 31, 2007 and December 31, 2006, was $317.1 million and $316.3 million, respectively, for the 6.20% junior subordinated debt securities and $221.0 million and $221.2 million, respectively, for the 7.85% junior subordinated debt securities.

Interest expense incurred in connection with these junior subordinated notes was $9.4 million for the three months ended March 31, 2007 and 2006.

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

There are certain regulatory and contractual restrictions on the ability of Holdings’ operating subsidiaries to transfer funds to Holdings in the form of cash dividends, loans or advances. The insurance laws of the State of Delaware, where Holdings’ direct insurance subsidiaries are domiciled, require regulatory approval before those subsidiaries can pay dividends or make loans or advances to Holdings that exceed certain statutory thresholds. In addition, the terms of Holdings’ Credit Facility (discussed in Note 12) require Everest Re, Holdings’ principal insurance subsidiary, to maintain a certain statutory surplus level as measured at the end of each fiscal year. At December 31, 2006, $2,451.4 million of the $3,102.6 million in net assets of Holdings’ consolidated subsidiaries were subject to the foregoing regulatory restrictions.

12. Credit Line

Effective December 8, 2004, Group, Bermuda Re and Everest International Reinsurance, Ltd. (“Everest International”) entered into a three year, $750.0 million senior credit facility with a syndicate of lenders (the “Group Credit Facility”). Wachovia Bank is the administrative agent for the Group Credit Facility. The Group

Credit Facility consists of two tranches. Tranche one provides up to $250.0 million of revolving credit for liquidity and general corporate purposes, and for the issuance of standby letters of credit. The interest on the revolving loans shall, at the option of each of the borrowers, be either (1) the Base Rate (as defined below) or (2) an adjusted London Interbank Offered Rate (“LIBOR”) plus a margin. The Base Rate is the higher of the rate of interest established by Wachovia Bank from time to time as its prime rate or the Federal Funds rate, in each case plus 0.5% per annum. The amount of margin and the fees payable for the Group Credit Facility depends on Group’s senior unsecured debt rating. Tranche two exclusively provides up to $500.0 million for the issuance of standby letters of credit on a collateralized basis.

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth amount. Minimum net worth is an amount equal to the sum of (i) $3,575.4 million (base amount) plus (ii) (A) 25% of consolidated net income for each of Group’s fiscal quarters and (B) 50% of any increase in consolidated net worth attributable to the issuance of ordinary and preferred shares. The base amount is reset at the end of each fiscal year to be the greater of 70% of Group’s consolidated net worth as of the last day of the fiscal year or the calculated minimum amount of net worth prior to the last day of the fiscal year. As of March 31, 2007, the Company was in compliance with these covenants.

For the three months ended March 31, 2007 and 2006, there were no outstanding borrowings under tranche one of the Group Credit Facility. At March 31, 2007, there was $205.7 million used of the $500.0 million available for tranche two standby letters of credit.

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

The Holdings Credit Facility requires Holdings to maintain a debt to capital ratio of not greater than 0.35 to 1 and Everest Re to maintain its statutory surplus at $1.5 billion plus 25% of future aggregate net income and 25% of future aggregate capital contributions after December 31, 2005. As of March 31, 2007, Holdings was in compliance with these covenants.

For the three months ended March 31, 2007 and 2006, there were no outstanding borrowings under the Holdings Credit Facility.

Interest expense and fees incurred in connection with the Group Credit Facility and the Holdings Credit Facility were $0.1 million each for the three months ended March 31, 2007 and 2006.

13. Segment Reporting

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

These segments are managed in a coordinated fashion with respect to pricing, risk management, control of aggregate exposures to catastrophe events, capital, investments and support operations. Management generally monitors and evaluates the financial performance of these operating segments based upon their underwriting results. Underwriting results include earned premium less losses and loss adjustment expenses (“LAE”) incurred, commission and brokerage expenses and other underwriting expenses and are analyzed using ratios, in particular loss, commission and brokerage and other underwriting expense ratios, which, respectively, divide incurred losses, commissions and brokerage and other underwriting expenses by earned premium. The Company utilizes inter-affiliate reinsurance, but such reinsurance generally does not impact segment results, as business is generally reported within the segment in which the business was first produced.

The Company does not maintain separate balance sheet data for its operating segments. Accordingly, the Company does not review and evaluate the financial results of its operating segments based upon balance sheet data.

The following tables represent the relevant underwriting results for the operating segments for the periods indicated:

                                               U.S. Reinsurance
                                                                                   Three Months Ended
                                                                                       March 31,
(Dollars in thousands)                                                             2007          2006
                                                                              ---------------------------
Gross written premiums                                                          $ 354,352      $ 394,397
Net written premiums                                                              348,909        391,635

Premiums earned                                                                 $ 353,241      $ 379,662
Incurred losses and loss adjustment expenses                                      122,375        268,011
Commission and brokerage                                                           76,274         97,495
Other underwriting expenses                                                         6,494          4,777
                                                                              ---------------------------
Underwriting gain                                                               $ 148,098      $   9,379
                                                                              ---------------------------

                                                U.S. Insurance
                                                                                   Three Months Ended
                                                                                       March 31,
(Dollars in thousands)                                                             2007          2006
                                                                              ---------------------------
Gross written premiums                                                          $ 217,373      $ 218,006
Net written premiums                                                              197,385        189,473

Premiums earned                                                                 $ 192,973      $ 185,608
Incurred losses and loss adjustment expenses                                      179,468        124,879
Commission and brokerage                                                           33,216         29,734
Other underwriting expenses                                                        12,365         10,705
                                                                              ---------------------------
Underwriting (loss) gain                                                        $ (32,076)     $  20,290
                                                                              ---------------------------

                                            Specialty Underwriting
                                                                                   Three Months Ended
                                                                                       March 31,
(Dollars in thousands)                                                             2007          2006
                                                                              ---------------------------
Gross written premiums                                                          $  54,681      $  64,026
Net written premiums                                                               53,276         63,632

Premiums earned                                                                 $  55,731      $  68,200
Incurred losses and loss adjustment expenses                                       41,129         70,577
Commission and brokerage                                                           15,840         20,184
Other underwriting expenses                                                         1,589          1,305
                                                                              ---------------------------
Underwriting loss                                                               $  (2,827)     $ (23,866)
                                                                              ---------------------------

                                                International
                                                                                   Three Months Ended
                                                                                       March 31,
(Dollars in thousands)                                                             2007          2006
                                                                              ---------------------------
Gross written premiums                                                          $ 173,344      $ 175,522
Net written premiums                                                              173,877        175,618

Premiums earned                                                                 $ 179,758      $ 174,307
Incurred losses and loss adjustment expenses                                       95,711        118,257
Commission and brokerage                                                           43,537         40,788
Other underwriting expenses                                                         3,718          2,678
                                                                              ---------------------------
Underwriting gain                                                               $  36,792      $  12,584
                                                                              ---------------------------

                                                   Bermuda
                                                                                   Three Months Ended
                                                                                       March 31,
(Dollars in thousands)                                                             2007          2006
                                                                              ---------------------------
Gross written premiums                                                          $ 217,017      $ 203,068
Net written premiums                                                              216,430        201,980

Premiums earned                                                                 $ 223,026      $ 214,013
Incurred losses and loss adjustment expenses                                      127,085        117,219
Commission and brokerage                                                           56,788         49,301
Other underwriting expenses                                                         4,888          3,713
                                                                              ---------------------------
Underwriting gain                                                               $  34,265      $  43,780
                                                                              ---------------------------

The following table reconciles the underwriting results for the operating segments to income before tax as reported in the consolidated statements of operations and comprehensive income for the periods indicated:

                                                                                   Three Months Ended
                                                                                       March 31,
(Dollars in thousands)                                                             2007          2006
                                                                              ---------------------------
Underwriting gain                                                               $ 184,252      $  62,167
Net investment income                                                             155,796        145,026
Net realized capital gains                                                         40,892         13,601
Net derivative (expense) income                                                    (2,768)         3,879
Corporate expenses                                                                 (7,006)        (5,836)
Interest, fee and bond issue cost amortization expense                            (17,463)       (17,480)
Other income (expense)                                                              3,665         (6,607)
                                                                              ---------------------------
Income before taxes                                                             $ 357,368      $ 194,750
                                                                              ---------------------------

The Company produces business in the U.S., Bermuda and internationally. The net income deriving from and assets residing in the individual foreign countries in which the Company writes business are not identifiable in the Company’s financial records. Based on written premium, the largest country, other than the U.S., in which the Company writes business is the United Kingdom, with $128.0 million of written premium for the three months ended March 31, 2007. No other country represented more than 5% of the Company’s revenues.

14. Derivatives

The Company has sold seven equity put options in its product portfolio, which are outstanding. These products meet the definition of a derivative under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). The Company’s position in these contracts is unhedged and is accounted for as a derivative in accordance with FAS 133. Accordingly, these contracts are carried at fair value and are recorded in “Other liabilities” in the consolidated balance sheets and changes in fair value are recorded in the consolidated statements of operations and comprehensive income. The Company considered nonperformance risk on its fair value measurement and believes any adjustment to fair value would be immaterial. The Company recorded $2.8 million of realized losses for the three months ended March 31, 2007 and $3.9 million of realized gains for the three months ended March 31, 2006.

The following table presents the derivative fair value measurements as of March 31, 2007:

                                                                        Fair Value Measurement Using:
                                                     --------------------------------------------------------------------
                                                          Quoted Prices
                                                            in Active            Significant
                                                           Markets for              Other              Significant
                                                            Identical             Observable          Unobservable
                                                           Liabilities              Inputs               Inputs
(Dollars in thousands)        March 31, 2007                (Level 1)              (Level 2)            (Level 3)
                                                     --------------------------------------------------------------------

Equity Put Options               $    40,239              $         -             $ 40,239                  $ -

As there is no active market for these instruments, the determination of their fair value is calculated using an industry accepted option pricing model, Black-Scholes, which uses the following inputs:

                                                                                                            Contract
                                                                                      Contracts             based on
                                                                                      based on              FTSE 100
                                                                                   S&P 500 Index              Index
                                                                           ----------------------------------------------

Equity index at March 31, 2007                                                               1,420.9             6,308.0
Interest rate                                                                         5.29% to 5.42%               5.32%
Time to maturity                                                                    10.2 to 24.0 yrs           13.32 yrs
Volatility                                                                            24.1% to 26.6%               32.7%

15. Share-Based Compensation Plans

Share-based compensation awards granted were 79,500 restricted shares and 367,550 options for the three months ended March 31, 2007. The grant exercise price was $99.015 per share. The fair value of $29.11 per option award is estimated on the date of the grant using the Black-Scholes option valuation model. The following assumptions were used in calculating the fair value of the options granted for the three months ended March 31, 2007:

Weighted-average volatility                                                                   26.46%
Weighted-average dividend yield                                                                1.87%
Weighted-average expected term                                                             6.4 years
Weighted-average risk-free rate                                                                4.68%
Weighted-average forfeiture                                                                   11.50%

16. Retirement Benefits

The Company maintains both qualified and non-qualified defined benefit pension plans for its U.S. employees. In addition, the Company has a retiree health plan for eligible retired employees.

Net periodic benefit cost for U.S. employees included the following components for the three months ended March 31 as indicated:

                                                 Pension Benefits
                                                                                        Three Months Ended
                                                                                             March 31,
(Dollars in thousands)                                                                   2007         2006
                                                                                      ----------------------
Service cost                                                                           $ 1,225      $ 1,041
Interest cost                                                                            1,352        1,015
Expected return on plan assets                                                          (1,386)        (917)
Amortization of prior service cost                                                          32           32
Amortization of net loss                                                                   467          554
                                                                                      ----------------------
Net periodic benefit cost                                                              $ 1,690      $ 1,725
                                                                                      ----------------------

                                                  Other Benefits
                                                                                        Three Months Ended
                                                                                             March 31,
(Dollars in thousands)                                                                   2007         2006
                                                                                      ----------------------
Service cost                                                                           $   158      $   130
Interest cost                                                                              129          102
Amortization of net loss                                                                     -           13
                                                                                      ----------------------
Net periodic benefit cost                                                              $   287      $   245
                                                                                      ----------------------

The Company did not make any contributions to the pension benefit plans for the three months ended March 31, 2007 and 2006.

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

The Company adopted the provisions of FIN 48 as of January 1, 2007. As a result of the implementation of FIN 48, the Company recorded no adjustment in the liability for unrecognized income tax benefits and no adjustment to beginning retained earnings.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. At the date of adoption, January 1, 2007, the Company had $1.3 million of accrued interest related to uncertain tax positions.

Tax years 2003-2006 remain open to examination by the major taxing jurisdictions to which the Company is subject.

19. Subsequent Event

On April 26, 2007, the Company announced that Holdings completed a public offering of $400.0 million of fixed to floating rate long term subordinated notes with a scheduled maturity of May 15, 2037 and a final maturity of May 1, 2067. The net proceeds from the offering are expected to be used to redeem all of the outstanding 7.85% junior subordinated debt securities as soon as possible after November 14, 2007 and for general corporate purposes.

PART I — Item 2

EVEREST RE GROUP, LTD.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

Industry Conditions

The worldwide reinsurance and insurance businesses are highly competitive, as well as cyclical by product and market. As a result, financial results tend to fluctuate with periods of constrained availability, high rates and strong profits followed by periods of abundant capacity, low rates and constrained profitability. Competition in the types of reinsurance and insurance business that the Company underwrites is based on many factors, including the perceived overall financial strength of the reinsurer or insurer, ratings of the reinsurer or insurer by A.M. Best Company (“A.M. Best”) and/or Standard & Poor’s Rating Services (“Standard & Poor’s”), underwriting expertise, the jurisdictions where the reinsurer or insurer is licensed or otherwise authorized, capacity and coverages offered, premiums charged, other terms and conditions of the reinsurance and insurance business offered, services offered, speed of claims payment and reputation and experience in lines written. Furthermore, the market impact from these competitive factors related to reinsurance and insurance is generally not consistent across lines of business, domestic and international geographical areas and distribution channels.

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

During the first quarter of 2007, the Company observed increased competition with slightly reduced premiums, higher commissions and demands by cedants for improved terms and conditions. The extent of the increased competition and its affect on rates, terms and conditions varied widely by market and coverage types. One of the lesser impacted markets was retrocession catastrophe property coverage in regions that were most affected by the catastrophe events of 2005, principally Hurricanes Katrina, Rita and Wilma. Reinsurance capacity in areas including southeastern U.S. exposures and energy lines continued to be constrained. In January 2007, the state of Florida passed legislation that increased coverage provided by the Florida Hurricane Catastrophe Fund, thus potentially reducing the amount of reinsurance that Florida companies will purchase from the private reinsurance market. In addition, the legislature broadened the mandate of the state sponsored homeowners’ insurance company to render it a fully competitive market participant. Although the Company is unable to predict the impact on future market conditions from the increased competition and legislative developments, the Company believes that its clients continue to write profitable business in Florida and will continue to purchase both quota share and catastrophe coverage, although at likely lower volumes. The balance of the U.S. and international property lines experienced mostly modest price declines but still exhibit adequate pricing levels.

The Company’s U.S. and international casualty lines experienced weaker market conditions led by the medical stop loss and D&O reinsurance classes, as well as the California workers’ compensation insurance line. The Company believes that U.S. casualty reinsurance generally remains adequately priced. The Company also believes that increased primary price competition and cedants’ increased appetite for retaining more profitable business net following several years of hard-market conditions, has resulted in modestly softer, but profitable, reinsurance pricing. The Company’s U.S. insurance operation was also affected, although somewhat less so, by these primary casualty insurance market conditions given the specialty nature of its program orientated business.

The Company is unable to predict the impact on future market conditions from the increased competition and legislative initiatives. In addition to these market forces, reinsurers continue to reassess their risk appetites and rebalance their property portfolios to reflect improved price to exposure metrics against the backdrop of: (i) recent revisions to the industry’s catastrophe loss projection models, which are indicating significantly higher loss potentials and consequently higher pricing requirements and (ii) elevated rating agency scrutiny and capital requirements for many catastrophe exposed companies.

In light of its 2005 catastrophe experience, the Company has re-examined its risk management practices and concluded that its control framework operated generally as intended. The Company rebalanced its property portfolio, particularly within peak catastrophe zones, including the Southeast U.S., Mexico and Gulf of Mexico. This effort has enabled the Company to benefit from market dislocations by carefully shifting the mix of its writings toward the most profitable classes, lines, customers and territories and by enhancing its portfolio balance and diversification.

Overall, the Company believes that current marketplace conditions offer solid opportunities for the Company given its strong ratings, distribution system, reputation and expertise. The Company continues to employ its strategy of targeting business that offers the greatest profit potential, while maintaining balance and diversification in its overall portfolio.

Financial Summary

The Company’s management monitors and evaluates overall Company performance based upon financial results. The following table displays a summary of the consolidated net income, ratios and shareholders’ equity for the periods indicated:

                                                         Three Months Ended
                                                              March 31,                    Percentage
                                              ----------------------------------------     Increase/
(Dollars in thousands)                               2007                2006               Decrease)
                                              ----------------------------------------    -------------

Gross written premiums                              $ 1,016,767         $ 1,055,019               -3.6%
Net written premiums                                    989,877           1,022,338               -3.2%

REVENUES:
Premiums earned                                     $ 1,004,729         $ 1,021,790               -1.7%
Net investment income                                   155,796             145,026                7.4%
Net realized capital gains                               40,892              13,601              200.7%
Net derivative (expense) income                          (2,768)              3,879             -171.4%
Other income (expense)                                    3,665              (6,607)             155.5%
                                              -----------------   -----------------
Total revenues                                        1,202,314           1,177,689                2.1%
                                              -----------------   -----------------

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses            565,768             698,943              -19.1%
Commission, brokerage, taxes and fees                   225,655             237,502               -5.0%
Other underwriting expenses                              36,060              29,014               24.3%
Interest, fee and bond issue
   cost amortization expense                             17,463              17,480               -0.1%
                                              -----------------   -----------------
Total claims and expenses                               844,946             982,939              -14.0%
                                              -----------------   -----------------

INCOME BEFORE TAXES                                     357,368             194,750               83.5%
Income tax expense                                       59,786              26,354              126.9%
                                              -----------------   -----------------
NET INCOME                                          $   297,582         $   168,396               76.7%
                                              -----------------   -----------------

RATIOS:                                                                                    Point Change
                                                                                          --------------
Loss ratio                                                56.3%               68.4%               (12.1)
Commission and brokerage ratio                            22.5%               23.2%                (0.7)
Other underwriting expense ratio                           3.6%                2.9%                 0.7
                                              -----------------   -----------------       --------------
Combined ratio                                            82.4%               94.5%               (12.1)
                                              -----------------   -----------------       --------------

                                                    As of               As of
(Dollars in millions)                           March 31,2007     December 31, 2006
                                              -----------------   -----------------
Shareholders' equity                                $   5,196.9         $   5,107.7                1.7%
                                              -----------------   -----------------

Revenues.     Gross and net written premiums declined 3.6% and 3.2%, respectively, for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 as the result of continued disciplined underwriting and risk management practices. Net earned premium also declined by 1.7% for the three months ended March 31, 2007, compared to the three months ended March 31, 2006, primarily due to lower gross written premiums, particularly in treaty casualty. Net premiums earned declined 2.9% in the worldwide reinsurance segments, primarily due to the decrease in treaty casualty gross written premiums, partially offset by the increase in treaty property gross written premiums. Net premiums earned during the three months ended March 31, 2007 increased 4.0% over the same period in 2006 for the U.S. insurance segment due to increases in the non-workers’ compensation business written.

Net investment income increased 7.4% for the three months ended March 31, 2007 compared to the three months ended March 31, 2006, due to the growth in invested assets from positive cash flow from operations. The average investment portfolio yields for the three months ended March 31, 2007 were 4.6% pre-tax and 3.9% after-tax similar to the three months ended March 31, 2006.

Net realized capital gains were $40.9 million and $13.6 million for the three months ended March 31, 2007 and 2006, respectively, mainly reflecting normal portfolio management activities in response to changes in interest rates and credit spreads and movement in the equity markets. The 2007 net realized capital gains include $5.3 million of realized loss due to fair value remeasurement on the publicly traded equity portfolio.

Expenses.     The Company’s incurred losses and loss adjustment expenses (“LAE”) decreased 19.1% for the three months ended March 31, 2007 compared to the three months ended March 31, 2006, principally due to a decrease in attritional losses from the change in business mix.

The Company’s loss ratio improved by 12 points for the three months ended March 31, 2007 compared to the three months ended March 31, 2006, reflective of 8 points from attritional losses, 3 points from catastrophe losses and 1 point from asbestos and environmental (“A&E”) losses.

Commission, brokerage, and tax expenses decreased by 5.0% in the three months ended March 31, 2007 compared to the three months ended March 31, 2006. The decline in net earned premiums and the change in the business mix were the principal drivers of the decrease in this directly variable expense. Other underwriting expenses for the three months ended March 31, 2007 increased compared to the three months ended March 31, 2006, primarily due to growth in salaries and benefits from an increase in the number of employees.

The Company’s effective income tax rate for the three months ended March 31, 2007 was 16.7% compared with an effective tax rate for the three months ended March 31, 2006 of 13.5%. The increase is reflective of increased taxable capital gains and operating income in jurisdictions with higher relative tax rates.

Net Income. The Company’s net income for the three months ended March 31, 2007 was $297.6 million, a Company record, which resulted in a 77% increase in net income from the three months ended March 31, 2006. This significant improvement in net earnings reflects higher realized gains, favorable net prior years reserve development, as well as favorable results from underlying underwriting fundamentals.

Shareholders’ Equity. The Company’s shareholders’ equity increased by $0.1 billion to $5.2 billion for the three months ended March 31, 2007, as the $297.6 million of net income generated for the period, was mostly offset by the repurchase of 1.9 million of the Company’s shares at a cost of $181.0 million by Holdings.

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

These segments are managed in a coordinated fashion with respect to pricing, risk management, control of aggregate exposures to catastrophe events, capital, investments and support operations. Management generally monitors and evaluates the financial performance of these operating segments based upon their underwriting results. Underwriting results include earned premium less losses and LAE incurred, commission and brokerage expenses and other underwriting expenses and are analyzed using ratios, in particular loss, commission and brokerage and other underwriting expense ratios, which, respectively, divide incurred losses, commissions and brokerage and other underwriting expenses by earned premium. The Company utilizes inter-affiliate reinsurance, but such reinsurance generally does not impact segment results, as business is generally reported within the segment in which the business was first produced.

The following tables present the relevant underwriting results for the operating segments for the periods indicated:

                                      U.S. Reinsurance
                                                                      Three Months Ended
                                                                          March 31,
(Dollars in thousands)                                                 2007           2006
                                                                  ---------------------------
Gross written premiums                                              $ 354,352      $ 394,397
Net written premiums                                                  348,909        391,635

Premiums earned                                                     $ 353,241      $ 379,662
Incurred losses and loss adjustment expenses                          122,375        268,011
Commission and brokerage                                               76,274         97,495
Other underwriting expenses                                             6,494          4,777
                                                                  ---------------------------
Underwriting gain                                                   $ 148,098        $ 9,379
                                                                  ---------------------------

                                       U.S. Insurance
                                                                      Three Months Ended
                                                                          March 31,
(Dollars in thousands)                                                 2007           2006
                                                                  ---------------------------
Gross written premiums                                              $ 217,373      $ 218,006
Net written premiums                                                  197,385        189,473

Premiums earned                                                     $ 192,973      $ 185,608
Incurred losses and loss adjustment expenses                          179,468        124,879
Commission and brokerage                                               33,216         29,734
Other underwriting expenses                                            12,365         10,705
                                                                  ---------------------------
Underwriting (loss) gain                                            $ (32,076)      $ 20,290
                                                                  ---------------------------

                                   Specialty Underwriting
                                                                      Three Months Ended
                                                                          March 31,
(Dollars in thousands)                                                 2007           2006
                                                                  ---------------------------
Gross written premiums                                               $ 54,681       $ 64,026
Net written premiums                                                   53,276         63,632

Premiums earned                                                      $ 55,731       $ 68,200
Incurred losses and loss adjustment expenses                           41,129         70,577
Commission and brokerage                                               15,840         20,184
Other underwriting expenses                                             1,589          1,305
                                                                  ---------------------------
Underwriting loss                                                    $ (2,827)     $ (23,866)
                                                                  ---------------------------

                                       International
                                                                      Three Months Ended
                                                                          March 31,
(Dollars in thousands)                                                 2007           2006
                                                                  ---------------------------
Gross written premiums                                              $ 173,344      $ 175,522
Net written premiums                                                  173,877        175,618

Premiums earned                                                     $ 179,758      $ 174,307
Incurred losses and loss adjustment expenses                           95,711        118,257
Commission and brokerage                                               43,537         40,788
Other underwriting expenses                                             3,718          2,678
                                                                  ---------------------------
Underwriting gain                                                    $ 36,792       $ 12,584
                                                                  ---------------------------

                                          Bermuda
                                                                      Three Months Ended
                                                                          March 31,
(Dollars in thousands)                                                 2007           2006
                                                                  ---------------------------
Gross written premiums                                              $ 217,017      $ 203,068
Net written premiums                                                  216,430        201,980

Premiums earned                                                     $ 223,026      $ 214,013
Incurred losses and loss adjustment expenses                          127,085        117,219
Commission and brokerage                                               56,788         49,301
Other underwriting expenses                                             4,888          3,713
                                                                  ---------------------------
Underwriting gain                                                    $ 34,265       $ 43,780
                                                                  ---------------------------

The following table reconciles the underwriting results for the operating segments to income before tax as reported in the consolidated statements of operations and comprehensive income for the periods indicated:

                                                                      Three Months Ended
                                                                          March 31,
(Dollars in thousands)                                                 2007           2006
                                                                  ---------------------------
Underwriting gain                                                   $ 184,252       $ 62,167
Net investment income                                                 155,796        145,026
Net realized capital gains                                             40,892         13,601
Net derivative (expense) income                                        (2,768)         3,879
Corporate expenses                                                     (7,006)        (5,836)
Interest, fee and bond issue cost amortization expense                (17,463)       (17,480)
Other income (expense)                                                  3,665         (6,607)
                                                                  ---------------------------
Income before taxes                                                 $ 357,368      $ 194,750
                                                                  ---------------------------

Three Months Ended March 31, 2007 compared to Three Months Ended March 31, 2006

Written Premiums. Gross written premiums decreased 3.6% to $1,016.8 million for the three months ended March 31, 2007 from $1,055.0 million for the three months ended March 31, 2006. The Specialty Underwriting operation decreased 14.6% ($9.3 million) driven by a $9.9 million reduction in surety premiums and a $1.7 million decrease in marine and aviation premiums, partially offset by a $2.3 million increase in A&H premiums. The U.S. Reinsurance operation decreased 10.2% ($40.0 million), principally reflecting a $66.5 million decrease in treaty casualty business in addition to a $7.0 million decline in facultative writings, partially offset by a $33.4 million increase in treaty property business. The International operation decreased 1.2% ($2.2 million), primarily due to a $5.9 million decrease in Asian business, partially offset by a $4.8 million increase in Canadian business. Partially offsetting these declines was a 6.9% ($13.9 million) increase in the Bermuda operation, reflecting increases in treaty business in the UK, Europe and Bermuda, partially offset by decreased facultative business in Bermuda. The U.S. Insurance operation remained relatively flat year over year. The Company endeavors to write only business that meets its profit criteria; generally, increases and decreases in a line of business or region are the result of changing perceptions of the profit opportunities in the various markets.

Ceded premiums decreased to $26.9 million for the three months ended March 31, 2007 from $32.7 million for the three months ended March 31, 2006. Ceded premiums generally emanate from specific reinsurance purchased by the U.S. Insurance operation and fluctuate based upon the level of premiums written in the individual reinsured programs.

Net written premiums decreased by 3.2% to $989.9 million for the three months ended March 31, 2007 compared to $1,022.3 million for the three months ended March 31, 2006, reflecting the $38.3 million decrease in gross written premiums and the $5.8 million decrease in ceded premiums.

Premiums Earned. Net premiums earned decreased 1.7% to $1,004.7 million in the three months ended March 31, 2007 from $1,021.8 million for the three months ended March 31, 2006. Contributing to this decrease was an 18.3% ($12.5 million) decrease in the Specialty Underwriting operation and a 7.0% ($26.4 million) decrease in the U.S. Reinsurance operation, partially offset by a 4.2% ($9.0 million) increase in the Bermuda operation, a 4.0% ($7.4 million) increase in the U.S. Insurance operation and a 3.1% ($5.5 million) increase in the International operation. Additional premiums, related to catastrophe business, included in net earned premiums contributed $11.0 million for the three months ended March 31, 2007 compared to a reduction to net earned premiums of $2.3 million for the three months ended March 31, 2006. The changes reflect period to period changes in net written premiums and business mix, together with normal variability in earning patterns. Business mix changes occur as the Company shifts emphasis between products, lines of business, distribution channels and markets, and as individual contracts renew or non-renew, often with changes in coverage, structure, prices and/or terms and as new contracts are accepted. As premium reporting, earnings, loss and commission characteristics derive from the provisions of individual contracts, the continuous turnover of individual contracts, arising from both strategic shifts and daily underwriting decisions, can and does introduce appreciable variability in various underwriting line items. Changes in estimates of the reporting patterns of ceding companies also affect premiums earned.

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

The following table shows the components of the Company’s incurred losses and LAE for the three months ended as indicated:

                                  March 31, 2007                       March 31, 2006
                          Current     Prior       Total       Current     Prior       Total
(Dollars in millions)       Year      Years     Incurred        Year      Years     Incurred
                         -------------------------------     -------------------------------
All Segments
  Attritional (a)          $ 539.8     $ (8.0)   $ 531.8       $ 618.5    $   3.3    $ 621.8
  Catastrophes                33.8        0.1       34.0            -        68.4       68.4
  A&E                           -          -          -             -         8.7        8.7
                         ---------  ---------  ---------     ---------  ---------  ---------
  Total All segments       $ 573.6     $ (7.8)   $ 565.8       $ 618.5    $  80.4    $ 698.9
                         ---------  ---------  ---------     ---------  ---------  ---------
  Loss Ratio                 57.1%      -0.8%      56.3%         60.5%       7.9%      68.4%

(a) Attritional losses exclude catastrophe and A&E losses.
(Some amounts may not reconcile due to rounding.)

The Company’s incurred losses and LAE decreased 19.1% to $565.8 million for the three months ended March 31, 2007 from $698.9 million for the three months ended March 31, 2006, primarily reflective of significantly improved prior years catastrophe losses, lower attritional losses due to lower earned premiums, a lower loss ratio and mix of business, partially offset by an increase in current year catastrophe losses.

The Company’s loss ratio, which is calculated by dividing incurred losses and LAE by current year net premiums earned, improved by 12.1 points to 56.3% for the three months ended March 31, 2007 over the comparable 2006 period, principally due to a 6.7 point improvement of prior years catastrophe losses, coupled with an 8.0 point improvement of current and prior years attritional losses and a 0.8 point improvement of A&E development, partially offset by 3.4 points of current year catastrophe losses.

The following table shows the U.S. Reinsurance segment components of incurred losses and LAE for the three months ended as indicated:

                                  March 31, 2007                       March 31, 2006
                          Current     Prior       Total       Current     Prior       Total
(Dollars in millions)       Year      Years     Incurred        Year      Years     Incurred
                         -------------------------------     -------------------------------
Attritional                $ 159.5    $ (26.8)   $ 132.7       $ 215.7     $ 31.1    $ 246.8
Catastrophes                    -       (10.4)     (10.4)           -        20.6       20.6
A&E                             -           -          -            -         0.6        0.6
                         ---------  ---------  ---------     ---------  ---------  ---------
Total segment              $ 159.5    $ (37.1)   $ 122.4       $ 215.7     $ 52.4    $ 268.0
                         ---------  ---------  ---------     ---------  ---------  ---------
Loss Ratio                   45.2%     -10.5%      34.6%         56.8%      13.8%      70.6%
(Some amounts may not reconcile due to rounding.)

The U.S. Reinsurance segment’s incurred losses and LAE decreased 54.3%, or $145.6 million, for the three months ended March 31, 2007 as compared to the same period in 2006, principally due to the reduction in current and prior years attritional losses within treaty property. The segment’s loss ratio for the three months ended March 31, 2007 improved by 36.0 points over the first quarter of 2006, reflecting an 11.6 point improvement in current year attritional losses and 24.3 point improvement in prior years losses.

The following table shows the U.S. Insurance segment components of incurred losses and LAE for the three months ended as indicated:

                                  March 31, 2007                       March 31, 2006
                          Current     Prior       Total       Current     Prior       Total
(Dollars in millions)       Year      Years     Incurred        Year      Years     Incurred
                         -------------------------------     -------------------------------

Attritional                $ 135.9     $ 43.7    $ 179.6       $ 135.9    $ (11.4)   $ 124.5
Catastrophes                    -        (0.1)      (0.1)           -         0.4        0.4
                         ---------  ---------  ---------     ---------  ---------  ---------
Total segment              $ 135.9     $ 43.6    $ 179.5       $ 135.9    $ (11.0)   $ 124.9
                         ---------  ---------  ---------     ---------  ---------  ---------
Loss Ratio                   70.4%      22.6%      93.0%         73.2%      -5.9%      67.3%
(Some amounts may not reconcile due to rounding.)

The U.S. Insurance segment’s incurred losses and LAE increased 43.7%, or $54.6 million, for the three months ended March 31, 2007 as compared to the same period in 2006, mainly reflecting prior years attritional reserve strengthening for the run-off of a credit insurance program, which was the result of eliminating a claim backlog and corresponding analysis of the updated claim information.

The following table shows the Specialty Underwriting segment components of incurred losses and LAE for the three months ended as indicated:

                                  March 31, 2007                       March 31, 2006
                          Current     Prior       Total       Current     Prior       Total
(Dollars in millions)       Year      Years     Incurred        Year      Years     Incurred
                         -------------------------------     -------------------------------

Attritional                $  32.3     $   -      $ 32.3        $ 42.0     $ (2.7)    $ 39.4
Catastrophes                    -         8.8        8.8            -        31.2       31.2
                         ---------  ---------  ---------     ---------  ---------  ---------
Total segment              $  32.3     $  8.8     $ 41.1        $ 42.0     $ 28.5     $ 70.6
                         ---------  ---------  ---------     ---------  ---------  ---------
Loss Ratio                   58.0%      15.8%      73.8%         61.6%      41.9%     103.5%
(Some amounts may not reconcile due to rounding.)

The Specialty Underwriting segment’s incurred losses and LAE decreased 41.7%, or $29.4 million, for the three months ended March 31, 2007 as compared to the same period in 2006, reflecting reduced prior years catastrophe losses principally for the marine lines of business, coupled with somewhat lower current year attritional losses.

The following table shows the International segment components of incurred losses and LAE for the three months ended as indicated:

                                  March 31, 2007                       March 31, 2006
                          Current     Prior       Total       Current     Prior       Total
(Dollars in millions)       Year      Years     Incurred        Year      Years     Incurred
                         -------------------------------     -------------------------------

Attritional                $  98.0    $ (10.0)    $ 88.0        $ 94.4     $  8.5    $ 102.9
Catastrophes                   5.7        2.0        7.7            -        15.4       15.4
                         ---------  ---------  ---------     ---------  ---------  ---------
Total segment              $ 103.7    $  (8.0)    $ 95.7        $ 94.4     $ 23.9    $ 118.3
                         ---------  ---------  ---------     ---------  ---------  ---------
Loss Ratio                   57.7%      -4.4%      53.2%         54.1%      13.7%      67.8%
(Some amounts may not reconcile due to rounding.)

The International segment’s incurred losses and LAE decreased 19.1%, or $22.5 million, for the three months ended March 31, 2007 as compared to the same period in 2006. The segment’s loss ratio improved by 14.6 points over the comparable 2006 period, primarily due to the 18.1 point improvement of prior years losses.

The following table shows the Bermuda segment components of incurred losses and LAE for the three months ended as indicated:

                                  March 31, 2007                       March 31, 2006
                          Current     Prior       Total       Current     Prior       Total
(Dollars in millions)       Year      Years     Incurred        Year      Years     Incurred
                         -------------------------------     -------------------------------

Attritional                $ 114.0    $ (14.9)   $  99.1       $ 130.6    $ (22.4)   $ 108.2
Catastrophes                  28.2       (0.3)      27.9            -         0.8        0.8
A&E                             -          -          -             -         8.1        8.1
                         ---------  ---------  ---------     ---------  ---------  ---------
Total segment              $ 142.2    $ (15.1)   $ 127.1       $ 130.6    $ (13.4)   $ 117.2
                         ---------  ---------  ---------     ---------  ---------  ---------
Loss Ratio                   63.8%      -6.8%      57.0%         61.0%      -6.3%      54.8%
(Some amounts may not reconcile due to rounding.)

The Bermuda segment’s incurred losses and LAE increased 8.4%, or $9.9 million, for the three months ended March 31, 2007 as compared to the same period in 2006. The segment’s loss ratio for the three months ended March 31, 2007 increased by 2.2 points over the comparable 2006 period, primarily due to an increase in current year catastrophe losses, primarily Kyrill, partially offset by lower attritional current year losses.

Underwriting Expenses. Underwriting expenses are comprised of commission, brokerage taxes and fees as well as other underwriting expenses, the latter being the direct expenses of the Company. Total underwriting expenses were $261.7 million and $266.5 million for the three months ended March 31, 2007 and 2006, respectively. The Company’s expense ratio, which is calculated by dividing underwriting expenses by net premiums earned, was 26.1% for the three months ended March 31, 2007 and 2006.

The following table shows the expense ratios for each of the Company’s operating segments for the three months ended March 31, 2007 and 2006.

                                  Segment Expense Ratios
-------------------------------------------------------------------------------------------
Segment                                                                     2007     2006
-------------------------------------------------------------------------------------------
U.S. Reinsurance                                                            23.5%    26.9%
U.S. Insurance                                                              23.6%    21.8%
Specialty Underwriting                                                      31.3%    31.5%
International                                                               26.3%    25.0%
Bermuda                                                                     27.6%    24.7%

Segment underwriting expenses decreased by 2.3% to $254.7 million for the three months ended March 31, 2007 from $260.7 million for the three months ended March 31, 2006. Commission, brokerage, taxes and fees decreased by $11.8 million, principally due to decreases in premium volume and changes in the mix of business. Segment other underwriting expenses for the three months ended March 31, 2007 were $29.1 million compared to $23.2 million for the three months ended March 31, 2006, primarily due to an increase in compensation costs associated with an increase in staff. Contributing to the segment underwriting expense decrease were a 19.1% ($19.5 million) decrease in the U.S. Reinsurance operation and an 18.9% ($4.1 million) decrease in the Specialty Underwriting operation, partially offset by a 16.3% ($8.7 million) increase in the Bermuda operation, a 12.7% ($5.1 million) increase in the U.S. Insurance operation and an 8.7% ($3.8 million) increase in the International operation. The changes for each operation’s expenses principally resulted from changes in commission expenses due to changes in premium volume and business mix by class and type.

The Company’s combined ratio, which is the sum of the loss and expense ratios, decreased by 12.1 points to 82.4% in the three months ended March 31, 2007 compared to 94.5% for the three months ended March 31, 2006, primarily as a result of lower prior years’ catastrophe and attritional losses.

The following table shows the combined ratios for each of the Company’s operating segments for the three months ended March 31, 2007 and 2006. The combined ratios for all operations were impacted by the loss and expense ratio variability noted above.

                                 Segment Combined Ratios
-------------------------------------------------------------------------------------------
Segment                                                                     2007     2006
-------------------------------------------------------------------------------------------
U.S. Reinsurance                                                            58.1%    97.5%
U.S. Insurance                                                             116.6%    89.1%
Specialty Underwriting                                                     105.1%   135.0%
International                                                               79.5%    92.8%
Bermuda                                                                     84.6%    79.5%

Investment Results. Net investment income increased 7.4% to $155.8 million for the three months ended March 31, 2007 from $145.0 million for the three months ended March 31, 2006, reflecting the growth in invested assets to $13.9 billion at March 31, 2007 from $13.2 billion at March 31, 2006 and a reduction in interest credited on funds held. Period to period changes in investment income are impacted by changes in the level and mix of invested assets and prevailing interest rates.

The following table shows the components of net investment income for the three months ended March 31 as indicated:

(Dollars in thousands)                                           2007           2006
                                                             ------------   ------------
Fixed maturities                                               $ 126,520      $ 126,023
Equity securities                                                  3,865          2,945
Short-term investments                                            16,615         12,317
Other investment income                                           11,266          9,632
                                                             ------------   ------------
Total gross investment income                                    158,266        150,917
Interest credited and other expense                               (2,470)        (5,891)
                                                             ------------   ------------
Total net investment income                                    $ 155,796      $ 145,026
                                                             ------------   ------------

The following table shows a comparison of various investment yields for the periods indicated:

                                                                               2007     2006
---------------------------------------------------------------------------------------------
Imbedded pre-tax yield of cash and invested assets at
  March 31 and December 31                                                     4.6%     4.6%
Imbedded after-tax yield of cash and invested assets at
  March 31 and December 31                                                     3.9%     4.0%
Annualized pre-tax yield on average cash and invested
  assets for the three months ended March 31                                   4.6%     4.6%
Annualized after-tax yield on average cash and invested
  assets for the three months ended March 31                                   4.0%     4.0%

Net realized capital gains of $40.9 million for the three months ended March 31, 2007 reflected realized capital gains on the Company’s investments of $49.3 million, resulting principally from gains on the sale of equity securities of $48.0 million and fixed maturities of $1.3 million, partially offset by a $5.3 million fair value adjustment on equity securities and $3.1 million of realized capital losses on the sale of equity securities and fixed maturities. Net realized capital gains of $13.6 million for the three months ended March 31, 2006 reflected $14.1 million of realized capital gains on the Company’s investments, resulting principally from gains on the sale of fixed maturities of $8.5 million and equity securities of $4.9 million, partially offset by $0.5 million of realized capital losses.

The Company has issued seven equity put options in its product portfolio which are outstanding. These products meet the definition of a derivative under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). The Company recognized net derivative expense of $2.8 million for the three months ended March 31, 2007 as compared to net derivative income of $3.9 million for the three months ended March 31, 2006, reflecting changes in the fair value of these equity put options.

Corporate, Non-allocated Expenses. Corporate underwriting expenses not allocated to segments were $7.0 million and $5.8 million for the three months ended March 31, 2007 and 2006, respectively. This increase was primarily due to higher share-based compensation expense.

Interest, fees and bond issue cost amortization expense for the three months ended March 31, 2007 and 2006 were $17.5 million. For the three months ended March 31, 2007 and 2006 this expense was comprised of $7.8 million related to the senior notes, $9.4 million related to the junior subordinated debt securities, $0.2 million related to the bond issue cost amortization and $0.1 million related to the credit line under the Company’s revolving credit facilities.

Other income for the three months ended March 31, 2007 was $3.7 million compared to $6.6 million of other expense for the three months ended March 31, 2006. The change was primarily due to the fluctuation in foreign currency exchange.

Income Taxes. The Company’s income tax expense is primarily a function of the statutory tax rates and corresponding pre-tax income in the jurisdictions where the Company operates, coupled with the impact from tax preferenced investment income. Variations in the effective tax rate generally result from changes in the relative levels of pre-tax income among jurisdictions with different tax rates. The Company recorded income tax expense of $59.8 million for the three months ended March 31, 2007 compared to $26.4 million for the three months ended March 31, 2006. The increase was primarily due to the change in pre-tax income and a larger portion of the income generated in jurisdictions with higher tax rates.

Net Income. Net income for the three months ended March 31, 2007 was $297.6 million compared to $168.4 million for the three months ended March 31, 2006 increased primarily due to the improved underwriting results and increased realized capital gains.

FINANCIAL CONDITION

Cash and Invested Assets. Aggregate invested assets, including cash and short-term investments, were $13,943.9 million at March 31, 2007 and $13,957.1 million at December 31, 2006. This decrease in cash and invested assets resulted primarily from the repurchase in the open market of 1.9 million shares for $181.0 million and the payment of $30.7 million in dividends to shareholders, largely offset by the $162.3 million in cash flows from operations and $40.9 million of net realized capital gains. Gross pre-tax unrealized appreciation and depreciation across the Company’s investment portfolio were $223.4 million and $114.3 million, respectively, at March 31, 2007 compared to $594.5 million and $122.8 million, respectively, at December 31, 2006. The impact on unrealized appreciation/depreciation of implementing FAS 159 in 2007 for the publicly traded equity securities portfolio was a net decrease of $361.1 million.

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

For amounts deemed to be required to pay outstanding liabilities, the Company invests in taxable and tax-preferenced fixed income securities with an average credit quality of Aa, as rated by Moody’s Investors Service, Inc. (“Moody’s”). The Company adjusts the mix of taxable and tax-preferenced investments periodically taking into account relative after-tax yields, current and projected operating results, market conditions and the Company’s tax position. The fixed maturity portfolio is externally managed by an independent, professional investment manager using portfolio guidelines approved by the Company.

Over the past few years, the Company has reallocated its shareholders’ equity investment portfolio to include 1) publicly traded equity securities (primarily exchange traded funds in 2006) and 2) private equity limited partnership investments. The objective of this portfolio diversification is to enhance the risk-adjusted total return of the investment portfolio by allocating a prudent portion of the portfolio to higher return asset classes. The Company has limited its allocation to these asset classes because of 1) the potential for volatility in their values and 2) the impact of these investment classes on required capital as measured by regulatory and rating agency capital models. At March 31, 2007, the value of investments in equity and limited partnership securities approximated 42% of shareholders’ equity.

The tables below summarize the composition and characteristics of the Company’s investment portfolio for the periods indicated:

                                                        As of                        As of
                                                    March 31, 2007               December 31, 2006
                                              -------------------------     -------------------------
Fixed maturities                                $10,063.4        72.2%        $10,319.8        73.9%
Equity securities, market value                      16.4         0.1%          1,613.7        11.6%
Equity securities, fair value                     1,668.4        12.0%                -           -
Short-term investments                            1,540.8        11.1%          1,306.5         9.4%
Other invested assets                               494.7         3.5%            467.2         3.3%
Cash                                                160.2         1.1%            249.9         1.8%
                                              -------------------------    -------------------------
   Total investments and cash                   $13,943.9       100.0%        $13,957.1       100.0%
                                              -------------------------    -------------------------

                                                       As of                        As of
                                                   March 31, 2007               December 31, 2006
                                              -------------------------    -------------------------
Fixed income portfolio duration                       4.0 years                   4.1 years
Fixed income composite credit quality                    Aa2                          Aa2
Imbedded end of period yield, pre-tax                    4.6%                        4.6%
Imbedded end of period yield, after-tax                  3.9%                        4.0%

The increase in equity securities and other invested assets reflects a modest and continuing reweighting of the Company’s target investment mix along with routine funding of previous limited partnership commitments. In addition, the Company, adopted and implemented the Statement of Financial Accounting Standards (“FAS”) No. 157 “Fair Value Measurements” (“FAS 157”) and FAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment to FASB statement No. 115” (“FAS 159”) for its publicly traded equity securities and as such, $250.8 million, which is net of $110.3 million of tax, was recorded as a cumulative-effect adjustment to retained earnings and a $5.3 million realized loss due to fair value remeasurement was recorded in the consolidated statements of operations and comprehensive income for the three months ended March 31, 2007.

The following table provides a comparison of the Company’s total return by asset class to broadly accepted industry benchmarks for the periods indicated:

                                                             Three Months Ended     Twelve Months Ended
                                                               March 31, 2007        December 31, 2006
                                                            --------------------   --------------------
Company's fixed income portfolio total return                      1.5%                    4.6%
Lehman bond aggregate index                                        1.1%                    4.3%

Company's common equity portfolio total return                     3.2%                   19.2%
S&P 500 index                                                      0.6%                   15.8%

Company's other invested asset portfolio total return              2.2%                   19.8%

Reinsurance Receivables. Reinsurance receivables for both paid and unpaid losses were $785.3 million at March 31, 2007, a 1.6% increase from the $772.8 million at December 31, 2006. At March 31, 2007, $173.9 million, or 22.1%, was receivable from Transatlantic Reinsurance Company (“Transatlantic”), $154.4 million, or 19.7%, was receivable from Founders Insurance Company Limited (“Founders”), of which $121.9 million is fully reserved as uncollectible and the balance is collateralized by a trust, $100.9 million, or 12.8%, was receivable from LM Property and Casualty Insurance Company (“LM”), whose obligations are guaranteed by The Prudential Insurance Company of America (“The Prudential”), $100.0 million, or 12.7%, was receivable from Continental Insurance Company (“Continental”), which is partially collateralized by funds held arrangements, $48.2 million, or 6.1%, was receivable from subsidiaries of London Reinsurance Group (“London Life”), which is fully collateralized by letters of credit, and $46.1 million, or 5.9%, was receivable from Munich Reinsurance Company (“Munich Re”). Continental is collateralized by a funds held arrangement under which the Company has retained the premium amounts due the retrocessionaire, recognized liabilities for such amounts and reduced such liabilities as amounts became due from the retrocessionaire. No other retrocessionaire accounted for more than 5% of the Company’s receivables.

Loss and LAE Reserves. Gross loss and LAE reserves totaled $8,731.4 million at March 31, 2007 and $8,840.1 million at December 31, 2006. The decrease during the three months ended March 31, 2007 is primarily attributable to the payout of prior years’ catastrophe losses. Net prior period reserve adjustments and normal variability in claim settlements also impacted the period over period change.

The following tables summarize gross outstanding loss and LAE reserves by segment, segregated into case reserves and incurred but not reported loss (“IBNR”) reserves which are managed on a combined basis for the periods indicated:

Gross Reserves By Segment
                                                    As of March 31, 2007
                                 ----------------------------------------------------------
                                     Case             IBNR            Total          % of
(Dollars in thousands)             Reserves         Reserves        Reserves        Total
                                 ----------------------------------------------------------
U.S. Reinsurance                  $ 1,526,625      $ 2,056,551     $ 3,583,176       41.0%
U.S. Insurance                        559,815        1,085,777       1,645,592       18.9%
Specialty Underwriting                314,953          143,761         458,714        5.3%
International                         517,691          389,890         907,581       10.4%
Bermuda                               796,070          708,046       1,504,116       17.2%
                                 ----------------------------------------------------------
  Total excluding A&E               3,715,154        4,384,025       8,099,179       92.8%
A&E                                   485,082          147,157         632,239        7.2%
                                 ----------------------------------------------------------
  Total including A&E             $ 4,200,236      $ 4,531,182     $ 8,731,418      100.0%
                                 ----------------------------------------------------------

                                                    As of December 31, 2006
                                 ----------------------------------------------------------
                                     Case             IBNR            Total          % of
(Dollars in thousands)             Reserves         Reserves        Reserves        Total
                                 ----------------------------------------------------------
U.S. Reinsurance                  $ 1,641,661      $ 2,061,722     $ 3,703,383       41.9%
U.S. Insurance                        591,384        1,010,998       1,602,382       18.1%
Specialty Underwriting                338,719          145,646         484,365        5.5%
International                         535,135          380,208         915,343       10.3%
Bermuda                               817,536          666,997       1,484,533       16.8%
                                 -------------------------------------------------------
  Total excluding A&E               3,924,435        4,265,571       8,190,006       92.6%
A&E                                   501,387          148,747         650,134        7.4%
                                 -------------------------------------------------------
  Total including A&E             $ 4,425,822      $ 4,414,318     $ 8,840,140      100.0%
                                 --------------------------------------------------------

The changes by segment generally reflect changes in earned premium, changes in business mix, the impact of reserve re-estimations and changes in catastrophe loss reserves, together with claim settlement activity. The fluctuations for A&E reflect claim settlement activity.

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

There can be no assurance that reserves for, and losses from, claim obligations will not increase in the future, possibly by a material amount. However, management believes that the Company’s existing reserves and reserving methodologies lessen the probability that any such increase would have a material adverse effect on the Company’s financial condition, results of operations or cash flows. In this context, the Company notes that over the past 10 years, its past calendar year operations have been affected variably by effects from prior period reserve re-estimates, with such effects ranging from a favorable $62.1 million in 1997, representing 2.2% of the net prior period reserves for the year in which the adjustment was made, to an unfavorable $249.4 million in 2004, representing 3.7% of the net prior period reserves for the year in which the adjustment was made. The Company has noted that variability had increased for years 1999 to 2003 and has taken actions to attempt to reduce year to year variability prospectively. The Company’s Annual Report on Form 10-K for the year ended December 31, 2006 discusses the Company’s past experience more fully in Part I, Item 1, “Changes in Historical Reserves”.

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

With respect to Mt. McKinley, where the Company has a direct relationship with policyholders, the Company’s aggressive litigation posture and the uncertainties inherent in the asbestos coverage and bankruptcy litigation have provided an opportunity to actively engage in settlement negotiations with a number of those policyholders who have potentially significant asbestos liabilities. Those discussions are oriented towards achieving reasonable negotiated settlements that limit Mt. McKinley’s liability to a given policyholder to a sum certain. Because of uncertainties and risks inherent in litigation, the Company cannot be certain that in every instance this approach will lead to negotiated settlements in the range expected by the Company. Since 2004, the Company concluded such settlements or reached agreement in principle with 14 of its high profile policyholders. The Company currently has identified 8 policyholders based on their past claim activity and/or potential future liabilities as “High Profile Policyholders” and its settlement efforts are generally directed at such policyholders, in part because their exposures have developed to the point where both the policyholder and the Company have sufficient information to be motivated to settle. The Company believes that this active approach will ultimately result in a more cost-effective liquidation of Mt. McKinley’s liabilities than a passive approach, although it may also introduce additional variability in Mt. McKinley’s losses and cash flows as reserves are adjusted to reflect the development in litigation, negotiations and, ultimately, potential settlements.

There is less potential for similar settlements with respect to the Company’s reinsurance asbestos claims. Ceding companies, with their direct obligation to insureds and overall responsibility for claim settlements, are not consistently aggressive in developing claim settlement information and conveying this information to reinsurers, which can introduce significant and perhaps inappropriate delays in the reporting of asbestos claims/exposures to reinsurers. These delays not only extend the timing of reinsurance claim settlements, but also restrict the information available to estimate the reinsurers’ ultimate exposure. At March 31, 2007 the Company had gross asbestos loss reserves of $563.7 million, of which $309.8 million was for assumed business and $253.9 million was for direct excess business.

The following table summarizes incurred losses with respect to A&E on both a gross and net of retrocessional basis for the periods indicated:

                                                        Three Months Ended
                                                            March 31,
(Dollars in thousands)                                2007             2006
                                                  ----------------------------
Gross basis:
Beginning of period reserves                       $ 650,134        $ 649,460
Incurred losses                                            -           10,000
Paid losses                                          (17,895)         (19,825)
                                                  ----------------------------
End of period reserves                             $ 632,239        $ 639,635
                                                  ----------------------------

Net basis:
Beginning of period reserves                       $ 511,412        $ 450,350
Incurred losses                                            -            8,725
Paid losses                                            6,498            2,160
                                                  ----------------------------
End of period reserves                             $ 517,910        $ 461,235
                                                  ----------------------------

At March 31, 2007, the gross reserves for A&E losses were comprised of $141.2 million representing case reserves reported by ceding companies, $135.4 million representing additional case reserves established by the Company on assumed reinsurance claims, $208.4 million representing case reserves established by the Company on direct excess insurance claims, including Mt. McKinley, and $147.2 million representing IBNR reserves.

The gross incurred losses for A&E exposures increased by $0.0 million and $10.0 million for the three months ended March 31, 2007 and 2006, respectively. These increases are the result of re-evaluations by management reflecting additional information received from insureds and ceding companies, ongoing litigation, additional claims received and settlement activity. Management closely monitors this additional information and adjusts reserves accordingly.

Industry analysts have developed a measurement, known as the survival ratio, to compare the A&E reserves among companies with such liabilities. The survival ratio is typically calculated by dividing a company’s current net reserves by the three year average of paid losses, and therefore measures the number of years that it would take to exhaust the current reserves based on historical payment patterns. Using this measurement, the Company’s net three year A&E survival ratio was 4.6 years at March 31, 2007. Adjusting for the effect of the reinsurance ceded under the reinsurance agreement with LM, this ratio rises to the equivalent of 5.2 years at March 31, 2007. The cession of $77.4 million to the stop loss reinsurance provided by LM in connection with the acquisition of Mt. McKinley results in unpaid proceeds that are not reflected in past net payments and effectively extend the funding available for future net payments.

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

The Company’s net three year survival ratio on its asbestos exposures was 4.4 years for the period ended March 31, 2007. This three year survival ratio, when adjusted for the effect of the reinsurance ceded under the stop loss cover from LM, was 5.1 years and, when adjusted for settlements in place and structured settlements, which are either fully funded by reserves or subject to financial terms that substantially limit the potential variability in the liability, and the stop loss protection from LM, was 7.2 years.

Shareholders’ Equity. The Company’s shareholders’ equity increased to $5,196.9 million as of March 31, 2007 from $5,107.7 million as of December 31, 2006, principally due to $297.6 million of net income for the three months ended March 31, 2007 and a $6.5 million increase in net share-based compensation activity, partially offset by the repurchase of 1.9 million common shares for $181.0 million, $30.7 million of shareholder dividends and a net decrease of $3.2 million in accumulated other comprehensive income due to net unrealized gains on securities and net currency translation.

LIQUIDITY AND CAPITAL RESOURCES

Capital.     The Company’s business operations are in part dependent on the Company’s financial strength, and the market’s perception thereof as measured by the Company’s shareholders’ equity noted above. The Company possesses significant financial flexibility and access to the debt and equity markets as a result of its perceived financial strength, as evidence by the financial strength ratings as assigned by independent rating agencies. The Company continuously monitors its capital and financial position, as well as investment and security market conditions and responds accordingly.

From time to time, the Company has used open market share repurchases to effectively adjust its capital position. During the three months ended March 31, 2007, 1.9 million of the Company’s common shares were repurchased by Holdings at a cost of $181.0 million. At March 31, 2007, 3.1 million shares remained under the existing repurchase authorization.

On December 1, 2005 the Company filed a shelf registration statement on Form S-3ASR with the Securities and Exchange Commission (“SEC”), as a Well Known Seasoned Issuer under the new registration and offering revision to the Securities Act of 1933. Generally, under this shelf registration statement, Group is authorized to issue common shares, preferred shares, debt securities, warrants and hybrid securities, Holdings is authorized to issue debt securities and Everest Re Capital Trust III (“Capital Trust III”) is authorized to issue trust preferred securities.

•	On December 1, 2005, the Company issued 2,298,000 of its common shares at a price of $102.89 per share, which resulted in $236.4 million of proceeds before expenses and Holdings sold Group shares it acquired in 2002 at a price of $102.89 per share, which resulted in $46.5 million of proceeds before expenses. Expenses incurred for this transaction were approximately $0.3 million.

•	On April 26, 2007, Holdings completed a public offering of $400.0 million principal amount of 6.6% fixed to floating rate long term subordinated notes with a scheduled maturity of May 15, 2037 and a final maturity of May 1, 2067. The net proceeds from the offering are expected to be used to redeem all of the outstanding 7.85% junior subordinated debt securities as soon as possible after November 14, 2007 and for general corporate purposes.

Liquidity.     The increase in equity securities and other invested assets reflects a modest and continuing reweighting of the Company’s target investment mix along with routine funding of previous limited partnership commitments. In addition, the Company, adopted and implemented FAS 157 and FAS 159, for its publicly traded equity securities and as such, $250.8 million net of $110.3 million of tax was recorded as a cumulative-effect adjustment to retained earnings and a $5.3 million realized loss due to fair value remeasurement was recorded in the consolidated statements of operations and comprehensive income.

For amounts deemed to be required to pay outstanding liabilities, the Company invests in taxable and tax-preferenced fixed income securities with an average credit quality of Aa, as rated by the independent investment rating service of Moody’s. The Company’s mix of taxable and tax-preferenced investments is adjusted continuously, consistent with the Company’s current and projected operating results, market conditions and the Company’s tax position. This fixed maturity portfolio is externally managed by an independent, professional investment manager using portfolio guidelines approved by the Company.

Over the past few years, the Company has reallocated its shareholders’ equity investment portfolio to include 1) publicly traded equity securities, primarily exchange traded funds, and 2) private equity limited partnership investments. The objective of this portfolio diversification is to enhance the risk-adjusted total return of the investment portfolio by allocating a prudent portion of the portfolio to higher return asset classes. The Company has limited its allocation to these asset classes because 1) the potential for volatility in their values and 2) the impact of these investments on regulatory and rating agency capital adequacy models. At March 31, 2007, the market value of investments in equity and limited partnership securities approximated 42% of shareholders’ equity.

The Company’s liquidity requirements are generally met from positive cash flow from operations. Positive cash flow results from net income and from reinsurance and insurance premiums being collected prior to disbursements for claims, which disbursements generally take place over an extended period after the collection of premiums, sometimes a period of many years. Collected premiums are generally invested, prior to their use for such disbursements, and investment income provides additional funding for loss payments. The Company’s net cash flows from operating activities were $162.3 million and $161.6 million for the three months ended March 31, 2007 and 2006, respectively. Additionally, these cash flows reflected a net tax payment of $25.3 million for the three months ended March 31, 2007 and a $51.3 million net tax recovery for the three months ended March 31, 2006. Net catastrophe loss payments were $141.2 million and $264.9 million for the three months ended March 31, 2007 and 2006, respectively; and A&E loss payments were $6.5 million for the three months ended March 31, 2007 compared to net loss recovery of $2.2 million for the three months ended March 31, 2006.

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

As the timing of payments for claims and benefits cannot be predicted with certainty, the Company maintains portfolios of long term invested assets with varying maturities, along with short-term investments that provide additional liquidity for payment of claims. At March 31, 2007 and December 31, 2006 the Company held cash and short-term investments of $1,701.1 million and $1,556.4 million, respectively. In addition to these cash and short-term investments at March 31, 2007, the Company had $0.7 billion, at fair value, available for sale fixed maturity securities maturing within one year or less, $2.4 billion maturing within one to five years and $7.0 billion maturing after five years. The Company’s $1.7 billion of equity securities are comprised primarily of publicly traded securities that can be easily liquidated. The fixed maturity and equity securities, in conjunction with the short-term investments and positive cash flow from operations, provide adequate sources of liquidity for the expected payment of losses in the near future. The Company does not anticipate selling securities or using available credit facilities to pay losses and LAE, but has the ability to do so. Sales may result in realized capital gains or losses and the Company notes that at March 31, 2007 it had $109.0 million of net unrealized appreciation, comprised of $223.4 million of pre-tax appreciation and $114.4 million of pre-tax depreciation.

Management expects the trend of positive cash flow from operations, which in general reflects the Company’s core earnings strength to persist over the near term despite the continuing underlying trend is negatively impacted by the payout of catastrophe loss reserves. In the intermediate and longer term, the trend will be impacted by the extent to which competitive pressures change overall pricing available in the Company’s markets and the extent to which the Company successfully maintains its strategy of emphasizing profitability over volume.

Effective December 8, 2004, Group, Bermuda Re and Everest International Reinsurance, Ltd. (“Everest International”) entered into a three year, $750.0 million senior credit facility with a syndicate of lenders (the “Group Credit Facility”). Wachovia Bank is the administrative agent for the Group Credit Facility. The Group Credit Facility consists of two tranches. Tranche one provides up to $250.0 million of revolving credit for liquidity and general corporate purposes, and for the issuance of standby letters of credit. The interest on the revolving loans shall, at the option of each of the borrowers, be either (1) the Base Rate (as defined below) or (2) an adjusted London Interbank Offered Rate (“LIBOR”) plus a margin. The Base Rate is the higher of the rate of interest established by Wachovia Bank from time to time as its prime rate or the Federal Funds rate, in each case plus 0.5% per annum. The amount of margin and the fees payable for the Group Credit Facility depend on Group’s senior unsecured debt rating. Tranche two exclusively provides up to $500.0 million for the issuance of standby letters of credit on a collateralized basis.

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth amount. Minimum net worth is an amount equal to the sum of (i) $3,575.4 million (base amount) plus (ii) (A) 25% of consolidated net income for each of Group’s fiscal quarters and (B) 50% of any increase in consolidated net worth attributable to the issuance of ordinary and preferred shares. The base amount is reset at the end of each fiscal year to be the greater of 70% of Group’s consolidated net worth as of the last day of the fiscal year and the calculated minimum amount of net worth prior to the last day of the fiscal year. As of March 31, 2007, the Company was in compliance with these covenants.

For the three months ended March 31, 2007 and 2006, there were no outstanding borrowings under tranche one of the Group Credit Facility. At March 31, 2007, there was $205.7 million used of the $500.0 million available for tranche two of standby letters of credit. In addition, the Company had $271.3 million in letters of credit outstanding at March 31, 2007 under a $350.0 million bilateral agreement with Citibank. All of these letters of credit are collateralized by the Company’s cash and investments. These letters of credit are generally used to collateralize reinsurance assumed by Bermuda Re from jurisdictions where collateralization is generally required for the ceding company to receive financial statement credit for such reinsurance recoverables from its principal regulator. Bermuda Re and Everest International also used trust arrangements to provide collateralization to ceding companies, including affiliates. The Company generally avoids providing collateral except where required for ceding companies to receive credit from their regulators. Additionally, at March 31, 2007, $132.7 million of assets were deposited in trust accounts, primarily on behalf of Bermuda Re, as security for assumed losses payable to certain non-affiliated ceding companies.

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

The Holdings Credit Facility requires Holdings to maintain a debt to capital ratio of not greater than 0.35 to 1 and Everest Re to maintain its statutory surplus at $1.5 billion plus 25% of future aggregate net income and 25% of future aggregate capital contributions after December 31, 2005. As of March 31, 2007, Holdings was in compliance with these covenants.

For the three months ended March 31, 2007 and 2006, there were no outstanding borrowings under the Holdings Credit Facility.

Interest expense and fees incurred in connection with the Group Credit Facility and the Holdings Credit Facility were $0.1 million each for the three months ended March 31, 2007 and 2006.

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

The Company’s investment strategy seeks to maximize after-tax income through a high quality, diversified, taxable and tax-preferenced fixed maturity portfolio, while maintaining an adequate level of liquidity. The Company’s mix of taxable and tax-preferenced investments is adjusted continuously, consistent with its current and projected operating results, market conditions and the Company’s tax position. The fixed maturities in the investment portfolio are comprised of available for sale securities. Additionally, the Company invests in equity securities, which it believes will enhance the risk-adjusted total return of the investment portfolio. The Company has also engaged in a small number of equity put options.

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

Interest Rate Risk. The Company’s $13.9 billion investment portfolio at March 31, 2007 is principally comprised of fixed maturity securities, which are subject to interest rate risk and foreign currency rate risk, and equity securities, which are subject to price fluctuations. The impact of the foreign exchange risks on the investment portfolio is generally mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity portfolio, including short-term investments, from a change in market interest rates. In a declining interest rate environment, it includes prepayment risk on the $1,550.6 million of mortgage-backed securities. Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The table below displays the potential impact of market value fluctuations and after-tax unrealized appreciation on the Company’s fixed maturity portfolio (including $1.5 billion of short-term investments) as of March 31, 2007 based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates. For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually. To generate appropriate price estimates on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account. For legal entities with a non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios. All amounts are in U.S. dollars and are presented in millions.

                                            As of March 31, 2007
                                    Interest Rate Shift in Basis Points
----------------------------------------------------------------------------------------------------------------
                                           -200          -100             0            100             200
----------------------------------------------------------------------------------------------------------------
Total Market Value                     $ 12,557.7     $ 12,084.3     $ 11,604.2     $ 11,080.1     $ 10,534.8
Market Value Change from Base (%)             8.2%           4.1%           0.0%          -4.5%          -9.2%
Change in Unrealized Appreciation
After-tax from Base ($)                $    715.6     $    360.7     $       -      $   (390.7)    $   (794.4)

The Company had $8,731.4 million and $8,840.1 million of reserves for losses and LAE as of March 31, 2007 and December 31, 2006, respectively. These amounts are recorded at their nominal value as opposed to fair value, which would reflect a discount adjustment to reflect the time value of money. Since losses are paid out over a period of time, the fair value of the reserves is less than the nominal value. As interest rates rise, the fair value of the reserves decreases and, conversely, as interest rates decline, the fair value increases. These movements are the opposite of the interest rate impacts on the fair value of investments. While the difference between fair value and nominal value is not reflected in the Company’s financial statements, the Company’s financial results will include investment income over time from the investment portfolio until the claims are paid. The Company’s loss and loss reserve obligations have an expected duration of approximately 3.8 years, which is reasonably consistent with the Company’s fixed income portfolio. If the Company were to discount its loss and LAE reserves, net of $0.8 billion of reinsurance receivables on unpaid losses, the discount would be approximately $1.5 billion resulting in a discounted reserve balance of approximately $6.4 billion, representing approximately 55% of the market value of the fixed maturity investment portfolio funds.

Equity Risk. Equity risk is the potential change in market value of the common stock and preferred stock portfolios arising from changing equity prices. The Company’s equity investments are mainly exchange traded and mutual funds, which invest principally in high quality common and preferred stocks that are traded on the major exchanges in the U.S. The primary investment objective of the equity portfolio is to obtain greater total return relative to bonds over time through market appreciation and income.

The table below displays the impact on market value and after-tax change in fair value of a 10% and 20% change in equity prices up and down for the period indicated. All amounts are in U.S. dollars and are presented in millions.

                                            As of March 31, 2007
                                    Change in Equity Fair Values in Percent
----------------------------------------------------------------------------------------------------------------
                                           -20%          -10%            0%            10%           20%
----------------------------------------------------------------------------------------------------------------
Fair Value of the Equity Portfolio       $ 1,334.7    $ 1,501.5     $ 1,668.4      $ 1,835.2      $ 2,002.0
After-tax Change in Fair Value           $  (251.9)   $  (126.0)    $       -      $   126.0      $   251.9

Foreign currency risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates. Each of the Company’s non-U.S./Bermuda (“foreign”) operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines. Generally, the Company prefers to maintain the capital of its operations in U.S. dollar assets, although this varies by regulatory jurisdiction in accordance with market needs. Each foreign operation may conduct business in its local currency, as well as the currency of other countries in which it operates. The primary foreign currency exposures for these foreign operations are the Canadian Dollar, the British Pound Sterling and the Euro. The Company mitigates foreign exchange exposure by generally matching the currency and duration of its assets to its corresponding operating liabilities. In accordance with FAS No. 52, “Foreign Currency Translation”, the Company translates the assets, liabilities and income of non-U.S. dollar functional currency legal entities to the U.S. dollar. This translation amount is reported as a component of other comprehensive income. As of March 31, 2007, there has been no material change in exposure to foreign exchange rates as compared to December 31, 2006.

Although not considered material in the context of the Company’s aggregate exposure to market sensitive instruments, the Company has issued six equity put options based on the S&P 500 index and one equity put option based on the FTSE 100 index, that are market sensitive and sufficiently unique to warrant supplemental disclosure.

The Company has sold six equity put options based on the S&P 500 index for total consideration, net of commissions, of $22.5 million. These contracts each have a single exercise date, with original maturities ranging from 12 to 30 years and strike prices ranging from $1,141.21 to $1,540.63. As of March 31, 2007, the S&P 500 Index stood at $1,420.86. No amounts will be payable under these contracts if the S&P 500 index is at or above the strike price on the exercise dates, which currently fall between June 2017 and March 2031. If the S&P 500 index is lower than the strike price on the applicable exercise date, the amount due will vary proportionately with the percentage by which the index is below the strike price. Based on historical index volatilities and trends and the March 31, 2007 index value, the Company estimates the probability for each contract of the S&P 500 index falling below the strike price on the exercise date to be less than 4.5%. The theoretical maximum payouts under the contracts would occur if on each of the exercise dates the S&P 500 index value were zero. The present value of these theoretical maximum payouts using a 6% discount factor is $216.3 million.

The Company has sold one equity put option based on the FTSE 100 index for total consideration, net of commissions, of $6.7 million. This contract has an exercise date of July 2020 and a strike price of £5,989.75. As of March 31, 2007, the FTSE 100 Index stood at £6,308.00. No amount will be payable under this contract if the FTSE 100 index is at or above the strike price on the exercise date. If the FTSE 100 index is lower than the strike price on the applicable exercise date, the amount due will vary proportionately with the percentage by which the index is below the strike price. Based on historical index volatilities and trends and the March 31, 2007 index value, the Company estimates the probability that the FTSE 100 index contract will fall below the strike price on the exercise date to be less than 6.9%. The theoretical maximum payout under the contract would occur if on the exercise date the FTSE 100 index value was zero. The present value of the theoretical maximum payout using a 6.0% discount factor is $29.4 million.

Because the equity put options are derivatives within the framework of FAS 133, the Company reports the fair value of these instruments in its balance sheet and records any changes to fair value in its consolidated statements of operations and comprehensive income. The Company has recorded fair values for its obligations on these equity put options at March 31, 2007 and December 31, 2006 of $40.2 million and $37.5 million, respectively; however, the Company does not believe that the ultimate settlement of these transactions is likely to require a payment that would exceed the initial consideration received or any payment at all.

As there is no active market for these instruments, the determination of their fair value is based on an industry accepted option pricing model, which requires estimates and assumptions, including those regarding volatility and expected rates of return.

The table below estimates the impact of potential movements in interest rates and the equity indices, which are the principal factors affecting fair value of these instruments, looking forward from the fair value at March 31, 2007. These are estimates and there can be no assurance regarding future market performance. The asymmetrical results of the interest rate and S&P 500 and FTSE 100 indices shifts reflect that the liability cannot fall below zero whereas it can increase to its theoretical maximum.

                                                 As of March 31, 2007
                             Equity Indices Put Options Obligation - Sensitivity Analysis
(Dollars in millions)
-------------------------------------------------------------------------------------------------------------------------
Interest Rate Shift in Basis Points:              -100            -50             0             50           100
-------------------------------------------------------------------------------------------------------------------------
   Total Fair Value                               $ 56.1         $ 47.6         $ 40.2        $ 34.0        $ 28.7
   Fair Value Change from Base (%)                 -39.4%         -18.2%           0.0%         15.5%         28.8%

-------------------------------------------------------------------------------------------------------------------------
Equity Indices Shift in Points:                   -200           -100            0            100           200
-------------------------------------------------------------------------------------------------------------------------
   Total Fair Value                               $ 48.1         $ 43.9         $ 40.2        $ 37.0        $ 34.2
   Fair Value Change from Base (%)                 -19.6%          -9.1%           0.0%          8.0%         15.0%

-------------------------------------------------------------------------------------------------------------------------
Combined Interest Rate / Equity Indices Shift:  -100/-200       -50/-100        0 / 0         50/100       100/200
-------------------------------------------------------------------------------------------------------------------------
   Total Fair Value                               $ 66.4         $ 51.7         $ 40.2        $ 31.5        $ 24.1
   Fair Value Change from Base (%)                 -65.1%         -28.6%           0.0%         21.7%         40.1%

Safe Harbor Disclosure. This report contains forward-looking statements within the meaning of the U.S. federal securities laws. The Company intends these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the federal securities laws. In some cases, these statements can be identified by the use of forward-looking words such as “may”, “will”, “should”, “could”, “anticipate”, “estimate”, “expect”, “plan”, “believe”, “predict”, “potential” and “intend”. Forward-looking statements contained in this report include information regarding the Company’s reserves for losses and LAE, the adequacy of the Company’s provision for uncollectible balances, estimates of the Company’s catastrophe exposure, the effects of catastrophic events on the Company’s financial statements, the ability of Everest Re, Holdings and Bermuda Re to pay dividends and the settlement costs of the Company’s specialized equity put options. Forward-looking statements only reflect the Company’s expectations and are not guarantees of performance. These statements involve risks, uncertainties and assumptions. Actual events or results may differ materially from the Company’s expectations. Important factors that could cause the Company’s actual events or results to be materially different from the Company’s expectations include the uncertainties that surround the estimating of reserves for losses and LAE, those discussed in Note 6 of Notes to Consolidated Financial Statements

(unaudited) included in this report and the risks described under the caption “Risk Factors” in the Company’s most recent Annual Report on Form 10-K, Part I, Item 1A. The Company undertakes no obligation to update or revise publicly any forward looking statements, whether as a result of new information, future events or otherwise.

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

EVEREST RE GROUP, LTD.
OTHER INFORMATION

PART II – Item 1. Legal Proceedings

In the ordinary course of business, the Company is involved in lawsuits, arbitrations and other formal and informal dispute resolution procedures, the outcomes of which will determine the Company’s rights and obligations under insurance, reinsurance and other contractual agreements. In some disputes, the Company seeks to enforce its rights under an agreement or to collect funds owing to it. In other matters, the Company is resisting attempts by others to collect funds or enforce alleged rights. These disputes arise from time to time and are ultimately resolved through both informal and formal means, including negotiated resolution, arbitration and litigation. In all such matters, the Company believes that its positions are legally and commercially reasonable. While the final outcome of these matters cannot be predicted with certainty, the Company does not believe that any of these matters, when finally resolved, will have a material adverse effect on the Company’s financial position or liquidity. However, an adverse resolution of one or more of these items in any one quarter or fiscal year could have a material adverse effect on the Company’s results of operations in that period.

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

---------------------------------------------------------------------------------------------------------
                                      Issuer Purchases of Equity Securities
---------------------------------------------------------------------------------------------------------
                            (a)                 (b)                  (c)                    (d)
---------------------------------------------------------------------------------------------------------
                                                                                          Maximum
                                                                                         Number (or
                                                                                        Approximate
                                                                                           Dollar
                                                                                         Value) of
                                                                    Total                Shares (or
                                                              Number of Shares          Units) that
                                              Average            (or Units)              May Yet Be
                           Total               Price          Purchased as Part          Purchased
                     Number of Shares        Paid per            of Publicly             Under the
                        (or Units)             Share           Announced Plans            Plans or
   Period                Purchased           (or Unit)           or Programs            Programs (1)
---------------------------------------------------------------------------------------------------------
January 1 - 31                     0              N/A                    0               5,000,000
---------------------------------------------------------------------------------------------------------
February 1 - 28            1,046,700          95.5618            1,046,700               3,953,300
---------------------------------------------------------------------------------------------------------
March 1 - 31                 853,300          94.9444              853,300               3,100,000
---------------------------------------------------------------------------------------------------------
Total                      1,900,000          95.2845            1,900,000               3,100,000
---------------------------------------------------------------------------------------------------------

(1)     On September 21, 2004, the Company’s board of directors approved an amended share repurchase program authorizing the Company and/or its subsidiary Holdings to purchase up to an aggregate of 5,000,000 of the Company’s common shares through open market transactions, privately negotiated transactions or both.

PART II – Item 3. Defaults Upon Senior Securities

None.

PART II - Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II – Item 5. Other Information

None.

Part II – Item 6. Exhibits

Exhibit Index:

Exhibit No.	Description

31.1	Section 302 Certification of Joseph V. Taranto

31.2	Section 302 Certification of Craig Eisenacher

32.1	Section 906 Certification of Joseph V. Taranto and Craig Eisenacher

Everest Re Group, Ltd.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Everest Re Group, Ltd.
(Registrant)

/s/ CRAIG EISENACHER
Craig Eisenacher
Executive Vice President and Chief Financial Officer

(Duly Authorized Officer and Principal Financial Officer)

Dated: May 9, 2007