Form 10-Q
period 2007-06-30
EVEREST RE GROUP LTD
filed 2007-08-09
CIK 1095073

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2007			Commission file number: 1-15731

EVEREST RE GROUP, LTD. (Exact name of registrant as specified in its charter)
Bermuda			98-0365432
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

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

Large accelerated filer	X	Accelerated filer		Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

	YES		NO	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at August 1, 2007
Common Shares, $0.1 par value	63,212,855

EVEREST RE GROUP, LTD.

Index To Form 10-Q

PART I

FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements

	Consolidated Balance Sheets at June 30, 2007 (unaudited)
	and December 31, 2006	3

	Consolidated Statements of Operations and Comprehensive Income for the
	three and six months ended June 30, 2007 and 2006 (unaudited)	4

	Consolidated Statements of Changes in Shareholders’ Equity for the
	three and six months ended June 30, 2007 and 2006 (unaudited)	5

	Consolidated Statements of Cash Flows for the three and six months
	ended June 30, 2007 and 2006 (unaudited)	6

	Notes to Consolidated Interim Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operation	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	51

Item 4.	Controls and Procedures	52

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings	53

Item 1A.	Risk Factors	53

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	54

Item 3.	Defaults Upon Senior Securities	54

Item 4.	Submission of Matters to a Vote of Security Holders	55

Item 5.	Other Information	55

Item 6.	Exhibits	56

EVEREST RE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS

                                                                                         June 30,        December 31,
(Dollars in thousands, except par value per share)                                        2007              2006
                                                                                     ----------------  ----------------
                                                                                       (unaudited)
ASSETS:
Fixed maturities - available for sale, at market value
 (amortized cost: 2007, $9,676,029; 2006, $10,210,165)                                  $  9,624,885      $ 10,319,850
Equity securities - available for sale, at market value
 (cost: 2007, $16,393; 2006, $1,252,595)                                                      16,393         1,613,678
Equity securities, at fair value                                                           1,551,240                 -
Short-term investments                                                                     2,436,747         1,306,498
Other invested assets (cost: 2007, $587,990; 2006, $466,232)                                 590,657           467,193
Cash                                                                                         187,790           249,868
                                                                                     ----------------  ----------------
  Total investments and cash                                                              14,407,712        13,957,087
Accrued investment income                                                                    146,150           141,951
Premiums receivable                                                                        1,091,841         1,136,787
Reinsurance receivables                                                                      724,219           772,813
Funds held by reinsureds                                                                     287,735           284,809
Deferred acquisition costs                                                                   368,420           388,117
Prepaid reinsurance premiums                                                                  51,856            67,757
Deferred tax asset                                                                           227,957           220,047
Federal income taxes recoverable                                                              15,998                 -
Other assets                                                                                 162,565           138,202
                                                                                     ----------------  ----------------
TOTAL ASSETS                                                                            $ 17,484,453      $ 17,107,570
                                                                                     ----------------  ----------------

LIABILITIES:
Reserve for losses and loss adjustment expenses                                         $  8,743,833      $  8,840,140
Future policy benefit reserve                                                                 93,537           100,962
Unearned premium reserve                                                                   1,505,558         1,612,250
Funds held under reinsurance treaties                                                         73,695            70,982
Losses in the course of payment                                                               75,733            55,290
Commission reserves                                                                           36,908            23,665
Other net payable to reinsurers                                                               30,618            47,483
Current federal income taxes payable                                                               -            43,002
8.75% Senior notes due 3/15/2010                                                             199,621           199,560
5.4% Senior notes due 10/15/2014                                                             249,670           249,652
6.6% Long term notes due 5/1/2067                                                            399,637                 -
Junior subordinated debt securities payable                                                  546,393           546,393
Accrued interest on debt and borrowings                                                       14,368            10,041
Other liabilities                                                                            176,957           200,463
                                                                                     ----------------  ----------------
  Total liabilities                                                                       12,146,528        11,999,883
                                                                                     ----------------  ----------------

Commitment and Contingencies (Note 6)

SHAREHOLDERS' EQUITY:
Preferred shares, par value: $0.01; 50 million shares authorized;
 no shares issued and outstanding                                                                  -                 -
Common shares, par value: $0.01; 200 million shares authorized;
 (2007) 63.2 million and (2006) 65.0 million issued and outstanding                              653               650
Additional paid-in capital                                                                 1,791,220         1,770,496
Accumulated other comprehensive income, net of deferred income taxes of
 $30.4 million at 2007 and $175.0 million at 2006                                            (12,170)          348,543
Treasury shares, at cost; (2007) 2.1 million shares and (2006) 0.0 million shares           (200,080)                -
Retained earnings                                                                          3,758,302         2,987,998
                                                                                     ----------------  ----------------
  Total shareholders' equity                                                               5,337,925         5,107,687
                                                                                     ----------------  ----------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                              $ 17,484,453      $ 17,107,570
                                                                                     ----------------  ----------------

The accompanying notes are an integral part of the consolidated financial statements

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME

                                                           Three Months Ended              Six Months Ended
                                                                June 30,                       June 30,
                                                       ----------------------------   ----------------------------
(Dollars in thousands, except per share amounts)            2007           2006           2007           2006
                                                       ----------------------------   ----------------------------
                                                               (unaudited)                   (unaudited)
REVENUES:
Premiums earned                                         $   999,320    $   893,332     $ 2,004,049    $ 1,915,122
Net investment income                                       179,693        153,333         335,489        298,359
Net realized capital gains                                   91,774          2,472         132,666         16,073
Net derivative income                                         5,995          1,316           3,227          5,195
Other (expense) income                                       (8,044)         2,275          (4,379)        (4,332)
                                                       ----------------------------   ----------------------------
Total revenues                                            1,268,738      1,052,728       2,471,052      2,230,417
                                                       ----------------------------   ----------------------------

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses                619,114        543,637       1,184,882      1,242,580
Commission, brokerage, taxes and fees                       234,423        206,403         460,078        443,905
Other underwriting expenses                                  37,541         33,645          73,601         62,659
Interest expense on senior notes                              7,790          7,787          15,579         15,573
Interest expense on long term notes                           4,327              -           4,327              -
Interest expense on junior subordinated debt                  9,362          9,362          18,724         18,724
Amortization of bond issue costs                              2,687            234           2,922            469
Interest and fee expense on credit facilities                    77             98             154            195
                                                       ----------------------------   ----------------------------
Total claims and expenses                                   915,321        801,166       1,760,267      1,784,105
                                                       ----------------------------   ----------------------------

INCOME BEFORE TAXES                                         353,417        251,562         710,785        446,312
Income tax expense                                           70,549         31,159         130,335         57,513
                                                       ----------------------------   ----------------------------

NET INCOME                                              $   282,868    $   220,403     $   580,450    $   388,799
                                                       ----------------------------   ----------------------------
Other comprehensive loss, net of tax                       (106,716)      (105,324)       (109,898)      (158,617)
                                                       ----------------------------   ----------------------------

COMPREHENSIVE INCOME                                    $   176,152    $   115,079     $   470,552    $   230,182
                                                       ----------------------------   ----------------------------

PER SHARE DATA:
Average shares outstanding (000's)                           62,901         64,708          63,533         64,665
Net income per common share - basic                     $      4.50    $      3.41     $      9.14    $      6.01
                                                       ----------------------------   ----------------------------

Average diluted shares outstanding (000's)                   63,518         65,258          64,137         65,264
Net income per common share - diluted                   $      4.45    $      3.38     $      9.05    $      5.96
                                                       ----------------------------   ----------------------------

The accompanying notes are an integral part of the consolidated financial statements

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS' EQUITY

                                                                  Three Months Ended             Six Months Ended
                                                                       June 30,                      June 30,
                                                              ----------------------------  ---------------------------
(Dollars in thousands, except share amounts)                      2007           2006           2007          2006
                                                              ----------------------------  ---------------------------
                                                                      (unaudited)                  (unaudited)
COMMON SHARES (shares outstanding):
Balance, beginning of period                                    63,240,705     64,909,902     65,043,976    64,643,338
Issued during the period, net                                      156,935         38,139        253,664       304,703
Treasury shares aquired                                           (199,000)             -     (2,099,000)            -
                                                              ----------------------------  ---------------------------
Balance, end of period                                          63,198,640     64,948,041     63,198,640    64,948,041
                                                              ----------------------------  ---------------------------

COMMON SHARES (par value):
Balance, beginning of period                                   $       651    $       649    $       650   $       646
Issued during the period, net                                            2              -              3             3
                                                              ----------------------------  ---------------------------
Balance, end of period                                                 653            649            653           649
                                                              ----------------------------  ---------------------------

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period                                     1,777,070      1,750,845      1,770,496     1,731,746
Share-based compensation plans                                      14,094          5,629         20,631        24,683
Other                                                                   56             37             93            82
                                                              ----------------------------  ---------------------------
Balance, end of period                                           1,791,220      1,756,511      1,791,220     1,756,511
                                                              ----------------------------  ---------------------------

ACCUMULATED OTHER COMPREHENSIVE INCOME,
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period                                        94,546        167,853        348,543       221,146
Cumulative effect to adopt FAS 159, net of tax                           -              -       (250,815)            -
Net decrease during the period                                    (106,716)      (105,324)      (109,898)     (158,617)
                                                              ----------------------------  ---------------------------
Balance, end of period                                             (12,170)        62,529        (12,170)       62,529
                                                              ----------------------------  ---------------------------

RETAINED EARNINGS:
Balance, beginning of period                                     3,505,657      2,346,765      2,987,998     2,186,156
Cumulative effect to adopt FAS 159, net of tax                           -              -        250,815             -
Net income                                                         282,868        220,403        580,450       388,799
Dividends declared ($0.48 and $0.96 per share in 2007
 and $0.12 and $0.24 per share in 2006)                            (30,223)        (7,792)       (60,961)      (15,579)
                                                              ----------------------------  ---------------------------
Balance, end of period                                           3,758,302      2,559,376      3,758,302     2,559,376
                                                              ----------------------------  ---------------------------

TREASURY SHARES AT COST:
Balance, beginning of period                                      (181,041)             -              -             -
Purchase of treasury shares                                        (19,039)             -       (200,080)            -
                                                              ----------------------------  ---------------------------
Balance, end of period                                            (200,080)             -       (200,080)            -
                                                              ----------------------------  ---------------------------

TOTAL SHAREHOLDERS' EQUITY, END OF PERIOD                      $ 5,337,925    $ 4,379,065    $ 5,337,925   $ 4,379,065
                                                              ----------------------------  ---------------------------

The accompanying notes are an integral part of the consolidated financial statements

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Three Months Ended            Six Months Ended
                                                                            June 30,                     June 30,
                                                                  ---------------------------  ---------------------------
(Dollars in thousands)                                                2007            2006           2007          2006
                                                                  ---------------------------  ---------------------------
                                                                          (unaudited)                   (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                         $  282,868   $  220,403    $  580,450   $  388,799
Adjustments to reconcile net income to net cash provided by
 operating activities:
   Decrease in premiums receivable                                     45,724       83,688        48,290       69,062
   (Increase) decrease in funds held by reinsureds, net                   (94)      (4,325)          981      (42,609)
   Decrease in reinsurance receivables                                 67,870       55,661        54,498      103,201
   Decrease (increase) in deferred tax asset                            7,337         (292)       26,405       (4,985)
   Decrease in reserve for losses and loss adjustment expenses        (33,499)    (167,385)     (134,010)    (177,511)
   Decrease in future policy benefit reserve                           (4,065)     (11,254)       (7,425)     (16,352)
   Decrease in unearned premiums                                      (91,315)     (22,797)     (111,347)     (24,381)
   Change in other assets and liabilities, net                        (84,979)      (8,559)      (70,989)      14,476
   Non-cash compensation expense                                        4,437        3,007         9,287        6,350
   Amortization of bond premium                                        (2,124)       5,911          (826)      13,215
   Amortization of underwriting discount on senior notes                   41           37            80           73
   Realized capital gains                                             (91,774)      (2,472)     (132,666)     (16,073)
                                                                  -------------------------  -------------------------
Net cash provided by operating activities                             100,427      151,623       262,728      313,265
                                                                  -------------------------  -------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale    305,278      192,648       617,195      359,089
Proceeds from fixed maturities sold - available for sale              169,549       48,298       204,035      152,375
Proceeds from equity securities - available for sale                        -       92,573             -      120,222
Proceeds from equity securities - fair value                        1,027,955            -     1,318,561            -
Proceeds from other invested assets sold                                5,572       21,141        27,383       26,703
Cost of fixed maturities acquired - available for sale               (155,618)     (79,224)     (255,487)    (842,907)
Cost of equity securities acquired - available for sale                     -     (261,659)            -     (377,770)
Cost of equity securities acquired - fair value                      (816,891)           -    (1,138,408)           -
Cost of other invested assets acquired                                (78,004)     (30,254)     (119,765)     (58,952)
Net (purchases) sales of short-term securities                       (873,100)    (108,943)   (1,103,090)     353,864
Net increase in unsettled securities transactions                      (3,992)     (24,378)       (4,412)      (1,200)
                                                                  -------------------------  -------------------------
Net cash used in investing activities                                (419,251)    (149,798)     (453,988)    (268,576)
                                                                  -------------------------  -------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares issued during the period                                  9,715        2,659        11,440       18,418
Purchase of treasury stock                                            (19,039)           -      (200,080)           -
Net proceeds from issuance of long term notes                         395,637            -       395,637            -
Dividends paid to shareholders                                        (30,223)      (7,792)      (60,961)     (15,579)
                                                                  -------------------------  -------------------------
Net cash provided by (used in) financing activities                   356,090       (5,133)      146,036        2,839
                                                                  -------------------------  -------------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                (9,685)      12,367       (16,854)      20,620
                                                                  -------------------------  -------------------------

Net increase (decrease) in cash                                        27,581        9,059       (62,078)      68,148
Cash, beginning of period                                             160,209      166,364       249,868      107,275
                                                                  -------------------------  -------------------------
Cash, end of period                                                $  187,790   $  175,423    $  187,790   $  175,423
                                                                  -------------------------  -------------------------

SUPPLEMENTAL CASH FLOW INFORMATION
Cash transactions:
   Income taxes paid (recovered)                                   $  135,022   $   26,232    $  160,306   $  (25,086)
   Interest paid                                                   $   16,189   $   16,210    $   34,378   $   34,518

The accompanying notes are an integral part of the consolidated financial statements

EVEREST RE GROUP, LTD.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended June 30, 2007 and 2006

1. General

As used in this document, “Group” means Everest Re Group, Ltd.; “Holdings” means Everest Reinsurance Holdings, Inc.; “Everest Re” means Everest Reinsurance Company and its subsidiaries (unless the context otherwise requires); and the “Company” means Everest Re Group, Ltd. and its subsidiaries.

The unaudited consolidated financial statements of the Company for the three and six months ended June 30, 2007 and 2006 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis. Certain financial information, which is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), has been omitted since it is not required for interim reporting purposes. The year end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results for the three and six months ended June 30, 2007 and 2006 are not necessarily indicative of the results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2006, 2005 and 2004 included in the Company’s most recent Form 10-K filing.

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

3. Investments, Fair Value

Effective January 1, 2007, the Company adopted and implemented FAS 159 and FAS 157 for its available for sale publicly traded equity securities. In conjunction with the Company implementing more active management strategy for these specific investments, FAS 159 and FAS 157 provided an appropriate accounting and presentation of these investments in the Company’s consolidated financial statements. The Company did not elect FAS 159 for those equity investments in affiliated non-consolidated special purpose vehicles. Upon adoption, the Company recognized a $250.8 million cumulative-effect adjustment to retained earnings, net of $110.3 million of tax. The Company recorded a $109.8 million realized gain in net realized capital gains in the consolidated statements of operations and comprehensive income due to fair value re-measurement for the six months ended June 30, 2007.

The following table presents the equity securities fair value measurements as of June 30, 2007:

                                                                  Fair Value Measurement Using:
                                                  ---------------------------------------------------------------
                                                    Quoted Prices
                                                      in Active            Significant
                                                     Markets for              Other              Significant
                                                      Identical             Observable           Unobservable
                                                        Assets                Inputs                Inputs
(Dollars in thousands)       June 30, 2007             (Level 1)             (Level 2)             (Level 3)
                                                  ---------------------------------------------------------------

Equity securities            $ 1,551,240             $ 1,551,240          $         -             $         -

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

•	On December 1, 2005, the Company issued 2,298,000 of its common shares at a price of $102.89 per share, which resulted in $236.4 million of proceeds before expenses and Holdings sold Group shares it acquired in 2002 at a price of $102.89 per share, which resulted in $46.5 million of proceeds before expenses. Expenses incurred for this transaction were approximately $0.3 million.

•	On April 26, 2007, Holdings completed a public offering of $400.0 million principal amount of 6.6% fixed to floating rate long term subordinated notes with a scheduled maturity date of May 15, 2037 and a final maturity date of May 1, 2067. The net proceeds from the offering are expected to be used to redeem all of the outstanding 7.85% junior subordinated debt securities as soon as possible after November 14, 2007 and for general corporate purposes.

5. Earnings Per Common Share

Net income per common share has been computed below, based upon weighted average common and diluted shares outstanding.

                                                          Three Months Ended           Six Months Ended
                                                               June 30,                     June 30,
                                                      -------------------------    -------------------------
(Dollars in thousands, except per share amounts)         2007          2006           2007          2006
                                                      -------------------------    -------------------------

Net income (numerator)                                 $ 282,868     $ 220,403      $ 580,450     $ 388,799
                                                      -----------   -----------    -----------   -----------

Weighted average common and effect of
 dilutive shares used in the computation
 of net income per share:
  Weighted average shares
   outstanding - basic (denominator)                      62,901        64,708         63,533        64,665
  Effect of dilutive shares                                  617           550            604           599
                                                      -----------   -----------    -----------   -----------
  Weighted average shares
   outstanding - diluted (denominator)                    63,518        65,258         64,137        65,264
                                                      -----------   -----------    -----------   -----------

Net income per common share:
 Basic                                                 $    4.50     $    3.41      $    9.14     $    6.01
 Diluted                                               $    4.45     $    3.38      $    9.05     $    5.96

Options to purchase 4,000 and 10,000 common shares at prices ranging from $99.98 to $106.275 were outstanding for the three and six months ended June 30, 2007, respectively, but were not included in the computation of earnings per diluted share as the options’ exercise price was greater than the average market price of the common shares for the period. Options to purchase 323,500 and 318,500 common shares at prices ranging from $91.41 to $99.98 were outstanding for the three and six months ended June 30, 2006, respectively, but were not included in the computation of earnings per diluted share as the options’ exercise price was greater than the average market price of the common shares for the relevant periods. All outstanding options expire on or between September 26, 2007 and May 29, 2017.

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

In 1993 and prior, the Company had a business arrangement with The Prudential Insurance Company of America (“The Prudential”) wherein, for a fee, the Company accepted settled claim payment obligations of certain property and casualty insurers, and, concurrently, became the owner of the annuity or assignee of the annuity proceeds funded by the property and casualty insurers specifically to fulfill these fully settled obligations. In these circumstances, the Company would be liable if The Prudential, which has an A+ (Superior) financial strength rating from A.M. Best Company (“A.M. Best”), were unable to make the annuity payments. The estimated cost to replace all such annuities for which the Company was contingently liable at June 30, 2007 was $151.4 million.

Prior to its 1995 initial public offering, the Company purchased annuities from an unaffiliated life insurance company with an A+ (Superior) financial strength rating from A.M. Best to settle certain claim liabilities of the company. Should the life insurance company become unable to make the annuity payments, the Company would be liable for those claim liabilities. The estimated cost to replace such annuities at June 30, 2007 was $20.8 million.

7. Other Comprehensive Loss

The following table presents the components of other comprehensive loss for the periods indicated:

                                                  Three Months Ended               Six Months Ended
                                                       June 30,                        June 30,
                                             ----------------------------    ----------------------------
(Dollars in thousands)                            2007           2006             2007           2006
                                             ----------------------------    ----------------------------
Net unrealized depreciation of
 investments, net of deferred income taxes    $  (121,232)   $  (124,857)     $  (119,488)   $  (188,011)
Currency translation adjustments, net of
 deferred income taxes                             14,516         19,533            9,590         29,394
                                             -------------  -------------    -------------  -------------

Other comprehensive loss,
 net of deferred income taxes                 $  (106,716)   $  (105,324)     $  (109,898)   $  (158,617)
                                             -------------  -------------    -------------  -------------

8. Letters of Credit

The Company has arrangements available for the issuance of letters of credit, which letters are generally collateralized by the Company’s cash and investments. The Company’s agreement with Citibank is a bilateral letter of credit agreement only, while the Company’s other facility, the Wachovia Syndicated Facility, involves a syndicate of lenders (see Note 13, tranche two of the Group Credit Facility), with Wachovia acting as administrative agent. At June 30, 2007 and December 31, 2006, letters of credit for $390.6 million and $460.0 million, respectively, were issued and outstanding, generally supporting reinsurance provided by the Company’s non-U.S. operations. The following table summarizes the Company’s letters of credit as of June 30, 2007.

(Dollars in thousands)
Bank                                                          Commitment          In Use     Date of Expiry
------------------------------------------------------------------------------------------------------------
Citibank                                                     $   350,000       $  11,216         08/31/2007
                                                                                  28,916         12/31/2007
                                                                                   1,290         12/31/2008
                                                                                 121,568         12/31/2009
                                                                                  22,077         12/31/2011
                                                           --------------  --------------
          Total Citibank Agreement                           $   350,000       $ 185,067
                                                           --------------  --------------

Wachovia Syndicated Facility               Tranche One       $   250,000       $       -                  -
                                           Tranche Two           500,000             961         11/03/2007
                                                                                  48,075         11/13/2007
                                                                                 142,483         12/31/2007
                                                                                  13,986         05/09/2008
                                                           --------------  --------------
          Total Wachovia Syndicated Facility                 $   750,000       $ 205,505
                                                           --------------  --------------

    Total letters of credit                                  $ 1,100,000       $ 390,572
                                                           --------------  --------------

9. Trust Agreements

Certain subsidiaries of Group, principally Everest Reinsurance (Bermuda), Ltd. (“Bermuda Re”), a Bermuda insurance company and direct subsidiary of Group, have established trust agreements as security for assumed losses payable to certain non-affiliated ceding companies, which effectively use Company investments as collateral. At June 30, 2007, the total amount on deposit in trust accounts was $125.2 million.

10. Senior Notes

On October 12, 2004, Holdings completed a public offering of $250.0 million principal amount of 5.40% senior notes due October 15, 2014. On March 14, 2000, Holdings completed a public offering of $200.0 million principal amount of 8.75% senior notes due March 15, 2010.

Interest expense incurred in connection with these senior notes was $7.8 million for the three months ended June 30, 2007 and 2006 and $15.6 million for the six months ended June 30, 2007 and 2006. Market value, which is based on quoted market price at June 30, 2007 and December 31, 2006, was $239.6 million and $248.1 million, respectively, for the 5.40% senior notes and $214.5 million and $219.8 million, respectively, for the 8.75% senior notes.

11. Long Term Subordinated Notes

On April 26, 2007, Holdings completed a public offering of $400.0 million principal amount of 6.6% fixed to floating rate long term subordinated notes with a scheduled maturity date of May 15, 2037 and a final maturity date of May 1, 2067. During the fixed rate interest period from May 3, 2007 through May 14, 2017, interest will be at the annual rate of 6.6%, payable semi-annually in arrears on November 15 and May 15 of each year, commencing on November 15, 2007, subject to Holdings’ right to defer interest on one or more occasions for up to ten consecutive years. During the floating rate interest period from May 15, 2017 through maturity, interest will be based on the 3 month London Interbank Offered Rate (“LIBOR”) plus 238.5 basis points, reset quarterly, payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, subject to Holdings’ right to defer interest on one or more occasions for up to ten consecutive years. Deferred interest will accumulate interest at the applicable rate compounded semi-annually to the period prior to May 15, 2017, and compounded quarterly with respect to the period from and including May 15, 2017.

Holdings can redeem the long term subordinated notes prior to May 15, 2017, in whole but not in part at the applicable redemption price, which will equal the greater of (a) 100% of the principal amount being redeemed and (b) the present value of the principal payment on May 15, 2017 and scheduled payments of interest that would have accrued from the redemption date to May 15, 2017 on the long term subordinated notes being redeemed, discounted to the redemption date on a semi-annual basis at a discount rate equal to the treasury rate plus an applicable spread of either 0.25% or 0.50%, in each case plus accrued and unpaid interest. Holdings may redeem the long term subordinated notes on or after May 15, 2017, in whole or in part at 100% of the principal amount plus accrued and unpaid interest; however, redemption on or after the scheduled maturity date and prior to May 1, 2047 are subject to a replacement capital covenant. This covenant is for the benefit of certain senior note holders such that these notes cannot be redeemed except to the extent that Holdings has received proceeds from the sale of replacement capital securities.

Interest expense incurred in connection with these long term notes was $4.3 million for the three and six months ended June 30, 2007. Market value, which is based on quoted market price at June 30, 2007, was $381.8 million for the 6.6% long term subordinated notes.

12. Junior Subordinated Debt Securities Payable

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

Fair value, which is primarily based on quoted market price of the related trust preferred securities at June 30, 2007 and December 31, 2006, was $302.4 million and $316.3 million, respectively, for the 6.20% junior subordinated debt securities and $220.4 million and $221.2 million, respectively, for the 7.85% junior subordinated debt securities.

Interest expense incurred in connection with these junior subordinated notes was $9.4 million for the three months ended June 30, 2007 and 2006 and $18.7 million for the six months ended June 30, 2007 and 2006.

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

There are certain regulatory and contractual restrictions on the ability of Holdings’ operating subsidiaries to transfer funds to Holdings in the form of cash dividends, loans or advances. The insurance laws of the State of Delaware, where Holdings’ direct insurance subsidiaries are domiciled, require regulatory approval before those subsidiaries can pay dividends or make loans or advances to Holdings that exceed certain statutory thresholds. In addition, the terms of Holdings’ Credit Facility (discussed in Note 13) require Everest Re, Holdings’ principal insurance subsidiary, to maintain a certain statutory surplus level as measured at the end of each fiscal year. At December 31, 2006, $2,451.4 million of the $3,102.6 million in net assets of Holdings’ consolidated subsidiaries were subject to the foregoing regulatory restrictions.

13. Credit Line

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

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth amount. Minimum net worth is an amount equal to the sum of (i) $3,575.4 million (base amount) plus (ii) (A) 25% of consolidated net income for each of Group’s fiscal quarters and (B) 25% of any increase in consolidated net worth attributable to the issuance of ordinary and preferred shares. The base amount is reset at the end of each fiscal year to be the greater of 70% of Group’s consolidated net worth as of the last day of the fiscal year or the calculated minimum amount of net worth prior to the last day of the fiscal year. As of June 30, 2007, the Company was in compliance with these covenants.

For the three and six months ended June 30, 2007 and 2006, there were no outstanding borrowings under tranche one of the Group Credit Facility. At June 30, 2007, there was $205.5 million used of the $500.0 million available for tranche two standby letters of credit.

Effective July 27, 2007, Group entered into a new five year, $850.0 million senior credit facility replacing the December 8, 2004, Group Credit Facility. Tranche one will provide up to $350.0 million of revolving credit and for issuance of unsecured standby letters of credit and Tranche two will provide up to $500.0 million for the issuance of secured standby letters of credit. The covenants will basically remain the same as the previous Group Credit Facility.

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

The Holdings Credit Facility requires Holdings to maintain a debt to capital ratio of not greater than 0.35 to 1 and Everest Re to maintain its statutory surplus at $1.5 billion plus 25% of future aggregate net income and 25% of future aggregate capital contributions after December 31, 2005. As of June 30, 2007, Holdings was in compliance with these covenants.

For the three and six months ended June 30, 2007 and 2006, there were no outstanding borrowings under the Holdings Credit Facility.

Interest expense and fees incurred in connection with the Group Credit Facility and the Holdings Credit Facility were $0.1 million and $0.2 million for the three and six months ended June 30, 2007 and 2006.

14. Segment Results

The Company, through its subsidiaries, operates in five segments: U.S. Reinsurance, U.S. Insurance, Specialty Underwriting, International and Bermuda. The U.S. Reinsurance operation writes property and casualty reinsurance, on both a treaty and facultative basis, through reinsurance brokers, as well as directly with ceding companies within the U.S. The U.S. Insurance operation writes property and casualty insurance primarily through general agents and surplus lines brokers within the U.S. The Specialty Underwriting operation writes accident and health (“A&H”), marine, aviation and surety business within the U.S. and worldwide through brokers and directly with ceding companies. The International operation writes non-U.S. property and casualty reinsurance through Everest Re’s branches in Canada and Singapore and offices in Miami and New Jersey. The Bermuda operation provides reinsurance and insurance to worldwide property and casualty markets and reinsurance to life insurers through brokers and directly with ceding companies from its Bermuda office and reinsurance to the United Kingdom and European markets through its UK branch.

These segments are managed in a coordinated fashion with respect to pricing, risk management, control of aggregate catastrophe exposures, capital, investments and support operations. Management generally monitors and evaluates the financial performance of these operating segments based upon their underwriting results.

Underwriting results include earned premium less losses and loss adjustment expenses (“LAE”) incurred, commission and brokerage expenses and other underwriting expenses. Underwriting results are measured using ratios, in particular loss, commission and brokerage and other underwriting expense ratios, which, respectively, divide incurred losses, commissions and brokerage and other underwriting expenses by earned premium. The Company utilizes inter-affiliate reinsurance, although such reinsurance does not materially impact segment results.

The Company does not maintain separate balance sheet data for its operating segments. Accordingly, the Company does not review and evaluate the financial results of its operating segments based upon balance sheet data.

The following tables represent the relevant underwriting results for the operating segments for the periods indicated:

                                                               U.S. Reinsurance
                                                  Three Months Ended         Six Months Ended
                                                        June 30,                 June 30,
                                                ----------------------   ----------------------
(Dollars in thousands)                             2007        2006          2007        2006
                                                ----------------------   ----------------------
Gross written premiums                          $  271,670  $  262,018   $  626,022  $  656,415
Net written premiums                               271,566     260,396      620,475     652,030

Premiums earned                                 $  314,293  $  258,759   $  667,534  $  638,421
Incurred losses and loss adjustment expenses       110,169     175,790      232,544     443,801
Commission and brokerage                            81,328      66,015      157,602     163,511
Other underwriting expenses                          7,320       6,364       13,814      11,140
                                                ----------  ----------   ----------  ----------
Underwriting gain                               $  115,476  $   10,590   $  263,574  $   19,969
                                                ----------  ----------   ----------  ----------

                                                                  U.S. Insurance
                                                  Three Months Ended         Six Months Ended
                                                        June 30,                 June 30,
                                                ----------------------   ----------------------
(Dollars in thousands)                             2007        2006          2007        2006
                                                ----------------------   ----------------------
Gross written premiums                          $  161,637  $  195,390   $  379,010  $  413,396
Net written premiums                               145,392     169,466      342,777     358,939

Premiums earned                                 $  178,080  $  179,692   $  371,053  $  365,300
Incurred losses and loss adjustment expenses       125,251     121,644      304,719     246,523
Commission and brokerage                            35,420      25,263       68,636      54,997
Other underwriting expenses                         12,014      11,389       24,379      22,094
                                                ----------  ----------   ----------  ----------
Underwriting gain (loss)                        $    5,395  $   21,396   $  (26,681) $   41,686
                                                ----------  ----------   ----------  ----------

                                                             Specialty Underwriting
                                                  Three Months Ended         Six Months Ended
                                                        June 30,                 June 30,
                                                ----------------------   ----------------------
(Dollars in thousands)                             2007        2006          2007        2006
                                                ----------------------   ----------------------
Gross written premiums                          $   76,377  $   53,087   $  131,058  $  117,113
Net written premiums                                75,852      50,166      129,128     113,798

Premiums earned                                 $   77,111  $   49,890   $  132,842  $  118,090
Incurred losses and loss adjustment expenses        54,620      10,994       95,749      81,571
Commission and brokerage                            15,432      13,314       31,272      33,498
Other underwriting expenses                          1,775       1,637        3,364       2,942
                                                ----------  ----------   ----------  ----------
Underwriting gain                               $    5,284  $   23,945   $    2,457  $       79
                                                ----------  ----------   ----------  ----------

                                                                   International
                                                  Three Months Ended         Six Months Ended
                                                        June 30,                 June 30,
                                                ----------------------   ----------------------
(Dollars in thousands)                             2007        2006          2007        2006
                                                ----------------------   ----------------------
Gross written premiums                          $  202,626  $  179,835   $  375,970  $  355,357
Net written premiums                               202,621     179,597      376,498     355,216

Premiums earned                                 $  208,895  $  181,535   $  388,653  $  355,842
Incurred losses and loss adjustment expenses       162,432      94,385      258,143     212,642
Commission and brokerage                            53,052      46,088       96,589      86,876
Other underwriting expenses                          4,332       3,685        8,050       6,363
                                                ----------  ----------   ----------  ----------
Underwriting (loss) gain                        $  (10,921) $   37,377   $   25,871  $   49,961
                                                ----------  ----------   ----------  ----------

                                                                      Bermuda
                                                  Three Months Ended         Six Months Ended
                                                        June 30,                 June 30,
                                                ----------------------   ----------------------
(Dollars in thousands)                             2007        2006          2007        2006
                                                ----------------------   ----------------------
Gross written premiums                          $  223,153  $  220,043   $  440,170  $  423,111
Net written premiums                               223,105     220,348      439,535     422,328

Premiums earned                                 $  220,941  $  223,456   $  443,967  $  437,469
Incurred losses and loss adjustment expenses       166,642     140,824      293,727     258,043
Commission and brokerage                            49,191      55,723      105,979     105,023
Other underwriting expenses                          4,299       3,798        9,187       7,511
                                                ----------  ----------   ----------  ----------
Underwriting gain                               $      809  $   23,111   $   35,074  $   66,892
                                                ----------  ----------   ----------  ----------

The following table reconciles the underwriting results for the operating segments to income before tax as reported in the consolidated statements of operations and comprehensive income for the periods indicated:

                                                  Three Months Ended         Six Months Ended
                                                        June 30,                 June 30,
                                                ----------------------   ----------------------
(Dollars in thousands)                             2007        2006          2007        2006
                                                ----------------------   ----------------------
Underwriting gain                               $  116,043  $  116,419   $  300,295  $  178,587
Net investment income                              179,693     153,333      335,489     298,359
Net realized capital gains                          91,774       2,472      132,666      16,073
Net derivative income                                5,995       1,316        3,227       5,195
Corporate expenses                                  (7,801)     (6,772)     (14,807)    (12,609)
Interest, fee and bond issue cost
   amortization expense                            (24,243)    (17,481)     (41,706)    (34,961)
Other (expense) income                              (8,044)      2,275       (4,379)     (4,332)
                                                ----------  ----------   ----------  ----------
Income before taxes                             $  353,417  $  251,562   $  710,785  $  446,312
                                                ----------  ----------   ----------  ----------

The Company produces business in the U.S., Bermuda and internationally. The net income deriving from and assets residing in the individual foreign countries in which the Company writes business are not identifiable in the Company’s financial records. Based on written premium, the largest country, other than the U.S., in which the Company writes business is the United Kingdom, with $89.8 million and $217.8 million of written premium for the three and six months ended June 30, 2007, respectively. No other country represented more than 5% of the Company’s revenues.

15. Derivatives

The Company has sold seven equity put options in its product portfolio, which are outstanding. These products meet the definition of a derivative under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). The Company’s position in these contracts is unhedged and is accounted for as a derivative in accordance with FAS 133. Accordingly, these contracts are carried at fair value and are recorded in “Other liabilities” in the consolidated balance sheets and changes in fair value are recorded in the consolidated statements of operations and comprehensive income. The Company recorded net derivative income of $6.0 million and $1.3 million for three months ended June 30, 2007 and 2006, respectively, and $3.2 million and $5.2 million for the six months ended June 30, 2007 and 2006, respectively.

The following table presents the derivative fair value measurements as of June 30, 2007:

                                                                   Fair Value Measurement Using:
                                                   ---------------------------------------------------------------
                                                     Quoted Prices
                                                       in Active            Significant
                                                      Markets for              Other              Significant
                                                       Identical             Observable           Unobservable
                                                      Liabilities              Inputs                Inputs
(Dollars in thousands)        June 30, 2007             (Level 1)             (Level 2)             (Level 3)
                                                   ---------------------------------------------------------------

Equity Put Options             $    34,377           $        -             $   34,377             $        -

As there is no active market for these instruments, the determination of their fair value is calculated using an industry accepted option pricing model, Black-Scholes, which uses the following inputs:

                                                                                                 Contract
                                                                        Contracts                based on
                                                                        based on                 FTSE 100
                                                                     S & P 500 Index                Index
                                                                 ------------------------------------------

Equity index at June 30, 2007                                                1,503.0                6,607.9
Interest rate                                                         5.66% to 5.78%                  5.75%
Time to maturity                                                    9.95 to 23.7 yrs               13.1 yrs
Volatility                                                            24.6% to 26.9%                  33.2%

16. Share-Based Compensation Plans

Share-based compensation awards granted were 4,000 options for the three months ended June 30, 2007. The grant exercise price was $106.275 per share. The fair value of $23.82 per option award was estimated on the date of the grant using the Black-Scholes option valuation model. The following assumptions were used in calculating the fair value of the options granted for the three months ended June 30, 2007:

Weighted-average volatility                                                 26.22%
Weighted-average dividend yield                                              3.75%
Weighted-average expected term                                           6.3 years
Weighted-average risk-free rate                                              4.83%
Weighted-average forfeiture                                                 11.66%

17. Retirement Benefits

The Company maintains both qualified and non-qualified defined benefit pension plans for its U.S. employees. In addition, the Company has a retiree health plan for eligible retired employees.

Net periodic benefit cost for U.S. employees included the following components for the three and six months ended June 30 as indicated:

                                                      Pension Benefits

                                          Three Months Ended       Six Months Ended
                                              June 30,                 June 30,
                                        ---------------------   ---------------------
(Dollars in thousands)                     2007       2006        2007        2006
                                        ---------------------   ---------------------
Service cost                            $   1,225   $   1,505   $   2,450   $   2,546
Interest cost                               1,352       1,429       2,704       2,444
Expected return on plan assets             (1,386)     (1,352)     (2,772)     (2,269)
Amortization of prior service cost             32          31          64          63
Amortization of net loss                      467         771         934       1,325
                                        ---------   ---------   ---------   ---------
Net periodic benefit cost               $   1,690   $   2,384   $   3,380   $   4,109
                                        ---------   ---------   ---------   ---------

                                                        Other Benefits

                                          Three Months Ended       Six Months Ended
                                              June 30,                 June 30,
                                        ---------------------   ---------------------
(Dollars in thousands)                     2007       2006        2007        2006
                                        ---------------------   ---------------------
Service cost                            $     158   $     185   $     316   $     315
Interest cost                                 129         130         258         232
Amortization of net loss                        -          12           -          25
                                        ---------   ---------   ---------   ---------
Net periodic benefit cost               $     287   $     327   $     574   $     572
                                        ---------   ---------   ---------   ---------

The Company contributed $3.4 million to the pension benefit plans for the three and six months ended June 30, 2007. The Company did not make any contributions to the pension benefit plans for the three and six months ended June 30, 2006.

18. Related-Party Transactions

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

19. Income Taxes

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

PART I — Item 2

EVEREST RE GROUP, LTD.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

Industry Conditions

The worldwide reinsurance and insurance businesses are highly competitive, as well as cyclical by product and market. As a result, financial results tend to fluctuate with periods of constrained availability, high rates and strong profits followed by periods of abundant capacity, low rates and constrained profitability. Competition in the types of reinsurance and insurance business that we underwrite is based on many factors, including the perceived overall financial strength of the reinsurer or insurer, ratings of the reinsurer or insurer by A.M. Best Company (“A.M. Best”) and/or Standard & Poor’s Rating Services (“Standard & Poor’s”), underwriting expertise, the jurisdictions where the reinsurer or insurer is licensed or otherwise authorized, capacity and coverages offered, premiums charged, other terms and conditions of the reinsurance and insurance business offered, services offered, speed of claims payment and reputation and experience in lines written. Furthermore, the market impact from these competitive factors related to reinsurance and insurance is generally not consistent across lines of business, domestic and international geographical areas and distribution channels.

We compete in the U.S., Bermuda and international reinsurance and insurance markets with numerous global competitors. Our competitors include independent reinsurance and insurance companies, subsidiaries or affiliates of established worldwide insurance companies, reinsurance departments of certain insurance companies and domestic and international underwriting operations, including underwriting syndicates at Lloyd’s. Some of these competitors have greater financial resources than we do and have established long-term and continuing business relationships, which can be a significant competitive advantage. In addition, the lack of strong barriers to entry into the reinsurance business and the potential for securitization of reinsurance and insurance risks through capital markets provide additional sources of potential reinsurance and insurance capacity and competition.

Through the second quarter of 2007, we observed increased competition with slightly reduced premiums, higher commissions and demands by cedants for improved terms and conditions. The extent of the increased competition and its affect on rates, terms and conditions varied widely by market and coverage types. One of the lesser impacted markets was property catastrophe retrocession coverage in regions that were most affected by the catastrophe events of 2005, principally Hurricanes Katrina, Rita and Wilma. Reinsurance capacity in areas including southeastern U.S. exposures and energy lines continued to be constrained. In January 2007, the state of Florida passed legislation that increased coverage provided by the Florida Hurricane Catastrophe Fund, thus potentially reducing the amount of reinsurance that Florida companies will purchase from the private reinsurance market. In addition, the legislature broadened the mandate of the state sponsored homeowners’ insurance company to render it a fully competitive market participant. Although we are unable to predict the impact on future market conditions from the increased competition and legislative developments, we believe that our clients continue to write profitable business in Florida and will continue to purchase both quota share and catastrophe coverage, although at likely lower volumes. The balance of the U.S. and international property lines experienced mostly modest price declines but are still adequately priced.

Our U.S. and international casualty lines experienced weaker market conditions led by the medical stop loss and D&O reinsurance classes, as well as the California workers’ compensation insurance line. We believe that U.S. casualty reinsurance generally remains adequately priced. We also believe that increased primary price competition and cedants’ increased appetite for retaining more profitable business net, following several years of hard-market conditions, has resulted in modestly softer, but profitable, reinsurance pricing. Our U.S. insurance operation was also affected, although somewhat less so, by these primary casualty insurance market conditions given the specialty nature of its program orientated business.

We are unable to predict the impact on future market conditions from the increased competition and legislative initiatives. In addition to these market forces, reinsurers continue to reassess their risk appetites and rebalance their property portfolios to obtain a better spread of risk against the backdrop of: (i) recent revisions to the industry’s catastrophe loss projection models, which are indicating significantly higher loss potentials and consequently higher pricing requirements and (ii) elevated rating agency scrutiny and capital requirements for many catastrophe exposed companies.

In light of our 2005 catastrophe experience, we have re-examined our risk management practices and concluded that its control framework operated generally as intended. We rebalanced our property portfolio, particularly within peak catastrophe zones, including the Southeast U.S., Mexico and Gulf of Mexico. This effort has enabled us to benefit from market dislocations by carefully shifting the mix of its writings toward the most profitable classes, lines, customers and territories and by enhancing its portfolio balance and diversification.

Overall, we believe that current marketplace conditions offer solid opportunities for us given our strong ratings, distribution system, reputation and expertise. We continue to employ our strategy of targeting business that offers the greatest profit potential, while maintaining balance and diversification in our overall portfolio.

Consolidated Financial Results

We monitor and evaluate our overall performance based upon financial results. The following table displays a summary of the consolidated net income, ratios and shareholders’ equity for the periods indicated:

                                         Three Months Ended                       Six Months Ended
                                              June 30,          Percentage            June 30,          Percentage
                                      -------------------------  Increase/   ------------------------   Increase/
(Dollars in thousands)                  2007           2006     (Decrease)      2007           2006     (Decrease)
                                      ------------------------  ----------   ------------------------  ----------

Gross written premiums                $  935,463    $  910,373       2.8%    $1,952,230    $1,965,392      -0.7%
Net written premiums                     918,536       879,973       4.4%     1,908,413     1,902,311       0.3%

REVENUES:
Premiums earned                       $  999,320    $  893,332      11.9%    $2,004,049    $1,915,122       4.6%
Net investment income                    179,693       153,333      17.2%       335,489       298,359      12.4%
Net realized capital gains                91,774         2,472         NM       132,666        16,073         NM
Net derivative income                      5,995         1,316         NM         3,227         5,195     -37.9%
Other (expense) income                    (8,044)        2,275         NM        (4,379)       (4,332)     -1.1%
                                      ----------    ----------               ----------    ----------
Total revenues                         1,268,738     1,052,728      20.5%     2,471,052     2,230,417      10.8%
                                      ----------    ----------               ----------    ----------

CLAIMS AND EXPENSES:
Incurred losses and LAE                  619,114      543,637       13.9%     1,184,882    1,242,580       -4.6%
Commission, brokerage, taxes and fees    234,423      206,403       13.6%       460,078      443,905        3.6%
Other underwriting expenses               37,541       33,645       11.6%        73,601       62,659       17.5%
Interest expense                          24,243       17,481       38.7%        41,706       34,961       19.3%
                                      -----------   ----------               ----------   ----------
Total claims and expenses                915,321      801,166       14.2%     1,760,267    1,784,105       -1.3%
                                      -----------   ----------               ----------   ----------

INCOME BEFORE TAXES                      353,417      251,562       40.5%        710,785      446,312      59.3%
Income tax expense                        70,549       31,159      126.4%        130,335       57,513     126.6%
                                      -----------   ----------               -----------   ----------
NET INCOME                            $  282,868    $ 220,403       28.3%    $   580,450   $  388,799      49.3%
                                      -----------   ----------               -----------   ----------

RATIOS:                                                           Point                                  Point
                                                                  Change                                 Change
                                                                ---------                              ---------
Loss ratio                                  62.0%        60.9%        1.1          59.1%        64.9%       (5.8)
Commission and brokerage ratio              23.5%        23.1%        0.4          23.0%        23.2%       (0.2)
Other underwriting expense ratio             3.7%         3.7%        0.0           3.7%         3.2%        0.5
                                      -----------   ----------  ---------    -----------   ----------  ---------
Combined ratio                              89.2%        87.7%        1.5          85.8%        91.3%       (5.5)
                                      -----------   ----------  ---------    -----------   ----------  ---------

                                                                                  As of       As of     Percentage
                                                                                June 30,   December 31,  Increase/
(Dollars in millions, except per share amounts)                                   2007         2006     (Decrease)
                                                                              -----------   ----------  ---------
Balance sheet data:
 Total investments and cash                                                   $  14,407.7   $ 13,957.1       3.2%
 Total assets                                                                    17,484.5     17,107.6       2.2%
 Loss and LAE reserves                                                            8,743.8      8,840.1      -1.1%
 Total debt                                                                       1,395.3        995.6      40.1%
 Total liabilites                                                                12,146.5     11,999.9       1.2%
 Shareholders' equity                                                             5,337.9      5,107.7       4.5%
Book value per share                                                                84.46        78.53

(NM, not meaningful)

Revenues.
Premiums.   Gross written premiums increased $25.1 million, or 2.8%, for the three months ended June 30, 2007 compared to the three months ended June 30, 2006, reflecting $58.8 million of growth in the worldwide reinsurance business, partially offset by a $33.8 million decline in the U.S. insurance business. Net written premiums increased $38.6 million, or 4.4%, for the three months ended June 30, 2007 compared to the three months ended June 30, 2006, which exceeded the growth in gross written premiums because we purchased less reinsurance on our program business. Net earned premium increased $106.0 million, or 11.9%, for the three months ended June 30, 2007 compared to the three months ended June 30, 2006, principally due to the growth in the worldwide reinsurance gross written premiums, particularly in the treaty property, marine and aviation and international reinsurance classes of business.

Net Investment Income.  Net investment income increased 17.2% for the three months ended June 30, 2007 compared to the three months ended June 30, 2006, primarily due to $14.8 million of additional investment income from our limited partnership investments. Investment income from equity investments in limited partnerships fluctuates period over period depending on the performance of the individual investments made by the partnerships as well as movements in the equity markets. In addition, investment income increased due to the growth in invested assets from the net proceeds of the $400.0 million long term note issuance and the positive cash flow from operations. The average investment portfolio yields for the three months ended June 30, 2007 were 5.2% pre-tax and 4.4% after-tax compared to the three months ended June 30, 2006 average investment portfolio yields of 4.7% pre-tax and 4.1% after-tax.

Net Realized Capital Gains.   Net realized capital gains were $91.8 million and $2.5 million for the three months ended June 30, 2007 and 2006, respectively, and $132.7 million and $16.1 million for the six months ended June 30, 2007 and 2006, respectively. The increase in 2007 is primarily attributable to our adoption of Statement of Financial Accounting Standards (“FAS”) No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment to FASB statement No. 115” (“FAS 159”) for our publicly traded equity securities investment portfolio. For the three and six months ended June 30, 2007, we recorded $69.3 million and $109.8 million, respectively, of net realized capital gains due to fair value adjustments. Because we reported our realized gains and losses in accordance with FAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” in 2006, we did not record any fair value adjustments in 2006.

Net Derivative Income.  We have issued seven equity put options in our product portfolio which are outstanding. These products meet the definition of a derivative under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). We recognized net derivative income of $6.0 million for the three months ended June 30, 2007 as compared to $1.3 million for the three months ended June 30, 2006, reflecting changes in the fair value of these equity put options.

Other (Expense) Income.  Other expense for the three months ended June 30, 2007 was $8.0 million compared to other income of $2.3 million for the three months ended June 30, 2006. The change, period over period, was principally due to the fluctuation in foreign currency exchange rates.

Claims and Expenses.
Incurred Losses and Loss Adjustment Expenses.   The following table presents our incurred losses and LAE for the three and six months ended June 30, 2007 and 2006.

                                                        Incurred Losses and LAE

                                  Three Months Ended                                  Six Months Ended
                                       June 30,                                           June 30,
                   -------------------------------------------------- ---------------------------------------------------
                            2007                         2006                  2007                         2006
                   -------------------------------------------------- ---------------------------------------------------
(Dollars in        Current  Prior   Total    Current  Prior   Total   Current   Prior   Total    Current  Prior   Total
 millions)          Year    Years  Incurred   Year    Years  Incurred  Year     Years  Incurred   Year    Years  Incurred
                   ------------------------  ------------------------ -------------------------  -------------------------
All Segments
Attritional (a)    $538.1  $(37.4)  $500.8   $502.4  $(64.9)  $437.5  $1,077.9 $(45.4) $1,032.5  $1,120.9 $(61.6) $1,059.3
Catastrophes         78.6     1.7     80.3      5.4    94.3     99.7     112.5    1.9     114.4       5.4  162.8     168.2
A&E                     -    38.0     38.0        -     6.4      6.4         -   38.0      38.0         -   15.1      15.1
                   ------------------------  ------------------------ -------------------------  -------------------------
Total All segments $616.8  $  2.4   $619.1   $507.8  $ 35.9   $543.6  $1,190.4 $ (5.5) $1,184.9  $1,126.3 $116.3  $1,242.6
                   ------------------------  ------------------------ -------------------------  -------------------------
Loss Ratio          61.7%     0.2%   62.0%    56.8%    4.0%    60.9%     59.4%  -0.3%     59.1%     58.8%   6.1%     64.9%
                   ------------------------  ------------------------ -------------------------  -------------------------

(a) Attritional losses exclude catastrophe and A&E losses.
(Some amounts may not reconcile due to rounding.)

Incurred losses and loss adjustment expenses (“LAE”) increased $75.5 million, or 13.9%, for the three months ended June 30, 2007 as compared to the same period in 2006. This increase period over period was principally due to $63.3 million increase in attritional losses, of which $35.7 million was from the current year losses and a $27.6 million change was from prior years’ losses and a $31.6 million increase from asbestos and environmental (“A&E”) losses, partially offset by a $19.4 million decrease in catastrophe losses, primarily from a decrease in prior years’ loss development.

Commission, Brokerage, Taxes and Fees.   Commission, brokerage, and tax expenses increased $28.0 million, or 13.6%, for the three months ended June 30, 2007 compared to the same period in 2006. The increase in net earned premiums was the principal driver of the increase in this directly variable expense.

Other Underwriting Expenses.   Other underwriting expenses for the three months ended June 30, 2007 increased $3.9 million, or 11.6%, compared to the same period in 2006, primarily due to growth in salaries and benefits from an increase in staff. Included in other underwriting expenses were corporate underwriting expenses, which are expenses that are not allocated to segments, of $7.8 million for the three months ended June 30, 2007 compared to $6.8 million for the three months ended June 30, 2006. This increase was primarily due to higher share-based compensation expense.

Interest expense.   Interest expense was $24.2 million and $17.5 million for the three months ended June 30, 2007 and 2006. Interest expense for the three months ended June 30, 2007 included $9.3 million related to junior subordinated debt, $7.8 million related to senior notes, $4.3 million related to long term notes, $2.7 million related to bond issue costs and $0.08 million related to the credit line under the credit facilities. The increase is primarily due to the new long term notes and the acceleration of the bond amortization costs associated with the expected early retirement of a portion of the junior subordinated debt.

Income Tax Expense.   Our income tax expense was $70.5 million (20.0% effective tax rate) for three months ended June 30, 2007 compared to $31.2 million (12.4% effective tax rate) for the three months ended June 30, 2006. The increase is due to higher taxable income in jurisdictions with higher relative tax rates, particularly related to net realized capital gains, which had an effective tax rate of 24.2% for the second quarter of 2007. Our income tax expense is primarily a function of the statutory tax rates and corresponding pre-tax income in the jurisdictions where we operate, coupled with the impact from tax preferenced investment income. Variations in our effective tax rate generally result from changes in the relative levels of pre-tax income among jurisdictions with different tax rates.

Net Income.
Net income increased 28.3% to $282.9 million for the three months ended June 30, 2007 from $220.4 million for the three months ended June 30, 2006, primarily due to the increased net realized capital gains and net investment income, partially offset by an increase in income taxes.

Ratios.
Our loss ratio increased by 1.1 points for the three months ended June 30, 2007 compared to the three months ended June 30, 2006, reflective of the changes in attritional, current year catastrophe and A&E losses. The combined ratio increased by 1.5 points to 89.2% due to a 0.4% increase in the commission and brokerage ratio and the loss ratio increase discussed above.

Shareholders’ Equity.
Shareholders’ equity increased by $0.2 billion to $5.3 billion at June 30, 2007 from $5.1 billion at December 31, 2006, principally as a result of the $580.5 million of net income generated for the period, partially offset by the repurchase of 2.1 million shares at a cost of $200.1 million and the payment of $61.0 million of shareholder dividends.

Consolidated Investment Results

Net Investment Income.
Net investment income increased 17.2% to $179.7 million for the three months ended June 30, 2007 from $153.3 million for the three months ended June 30, 2006, primarily reflecting growth in limited partnership income, growth in invested assets to $14.4 billion at June 30, 2007 and a reduction in interest credited on funds held.

The following table shows the components of net investment income for the three and six months ended June 30 as indicated:

                                         Three Months Ended       Six Months Ended
                                              June 30,                 June 30,
                                        --------------------    --------------------
(Dollars in thousands)                     2007       2006         2007       2006
                                        --------------------    --------------------
Fixed maturities                        $ 125,061  $ 129,645    $ 251,581  $ 255,668
Equity securities                           4,907      3,236        8,772      6,181
Short-term investments                     23,717     12,611       40,332     24,928
Other investment income                    27,765     12,578       39,031     22,210
                                        ---------  ---------    ---------  ---------
Total gross investment income             181,450    158,070      339,716    308,987
Interest credited and other expense        (1,757)    (4,737)      (4,227)   (10,628)
                                        ---------  ---------    ---------  ---------
Total net investment income             $ 179,693  $ 153,333    $ 335,489  $ 298,359
                                        ---------  ---------    ---------  ---------

The following tables show a comparison of various investment yields for the periods indicated:

                                                                                   ----------------
                                                                                     2007     2006
                                                                                   ----------------

Imbedded pre-tax yield of cash and invested assets at June 30 and December 31        4.6%    4.6%
Imbedded after-tax yield of cash and invested assets at June 30 and December 31      3.9%    4.0%

                                                                Three Months Ended    Six Months Ended
                                                                     June 30,            June 30,
                                                                ------------------- -------------------
                                                                  2007      2006       2007     2006
                                                                ------------------- -------------------
Annualized pre-tax yield on average cash and invested assets      5.2%      4.7%       4.8%     4.6%
Annualized after-tax yield on average cash and invested assets    4.4%      4.1%       4.1%     4.0%

Net Realized Capital Gains.
Net realized capital gains of $91.8 million and $132.7 million for the three and six months ended June 30, 2007, respectively, reflected gross realized capital gains on our investments of $33.9 million and $39.5 million, resulting principally from gains on the sale of equity securities of $33.2 million and $37.5 million and fixed maturities of $0.6 million and $2.0 million, partially offset by $11.4 million and $16.6 million of realized capital losses on the sale of equity securities and fixed maturities. In addition, $69.3 million and $109.8 million of fair value adjustment for equity securities added to realized gains for the three and six months ended June 30, 2007, respectively. Net realized capital gains of $2.5 million for the three months ended June 30, 2006 reflected $7.2 million of realized capital gains on our investments, resulting principally from gains on the sale of fixed maturities of $0.6 million and equity securities of $6.6 million, partially offset by $4.7 million of realized capital losses. Net realized capital gains of $16.1 million for the six months ended June 30, 2006 reflected $21.3 million of realized capital gains on our investments, resulting principally from gains on the sale of fixed maturities of $9.8 million and equity securities of $11.5 million, partially offset by $5.2 million of realized capital losses.

Segment Results

Through our subsidiaries, we operate in five segments: U.S. Reinsurance, U.S. Insurance, Specialty Underwriting, International and Bermuda. The U.S. Reinsurance operation writes property and casualty reinsurance, on both a treaty and facultative basis, through reinsurance brokers, as well as directly with ceding companies within the U.S. The U.S. Insurance operation writes property and casualty insurance primarily through general agents and surplus lines brokers within the U.S. The Specialty Underwriting operation writes accident and health (“A&H”), marine, aviation and surety business within the U.S. and worldwide through brokers and directly with ceding companies. The International operation writes non-U.S. property and casualty reinsurance through Everest Re’s branches in Canada and Singapore and offices in Miami and New Jersey. The Bermuda operation provides insurance and reinsurance to worldwide property and casualty markets and reinsurance to the United Kingdom and European markets through its UK branch.

We coordinate the operations of our segments with respect to pricing, risk management, control of catastrophe exposures, capital, investments and support operations. Management generally monitors and evaluates the financial performance of these operating segments based upon their underwriting results.

Underwriting results include earned premium less losses and LAE incurred, commission and brokerage expenses and other underwriting expenses. We measure our underwriting results using ratios, in particular loss, commission and brokerage and other underwriting expense ratios, which respectively, divide incurred losses, commissions and brokerage and other underwriting expenses by earned premium. We utilize inter-affiliate reinsurance, although such reinsurance does not materially impact segment results.

Our loss and LAE reserves represent our best estimate of our ultimate liability for unpaid claims. We re-evaluate our estimates on an ongoing basis, including re-estimates of prior period reserves, taking into consideration all available information and, in particular, recently reported loss and claim experience related to prior periods. Such re-evaluations are recorded in incurred losses in the period in which the re-evaluation is made.

The following discusses the underwriting results for each of our segments for the periods indicated:

U.S. Reinsurance

The following table presents the underwriting results and ratios for the U.S. Reinsurance segment for the three and six months ended June 30, 2007 and 2006.

                                                       Underwriting Results and Ratios

                                          Three Months Ended                       Six Months Ended
                                               June 30,                                June 30,
                                 --------------------------------------  --------------------------------------
(Dollars in thousands)             2007      2006    Variance   %Change    2007      2006    Variance   %Change
                                 --------------------------------------  --------------------------------------
Gross written premiums           $271,670  $262,018  $  9,652      3.7%  $626,022  $656,415  $(30,393)    -4.6%
Net written premiums              271,566   260,396    11,170      4.3%   620,475   652,030   (31,555)    -4.8%

Premiums earned                  $314,293  $258,759  $ 55,534     21.5%  $667,534  $638,421  $ 29,113      4.6%
Incurred losses and LAE           110,169   175,790   (65,621)   -37.3%   232,544   443,801  (211,257)   -47.6%
Commission and brokerage           81,328    66,015    15,313     23.2%   157,602   163,511    (5,909)    -3.6%
Other underwriting expenses         7,320     6,364       956     15.0%    13,814    11,140     2,674     24.0%
                                 --------  --------  ------------------  --------  --------  ------------------
Underwriting gain                $115,476  $ 10,590  $104,886        NM  $263,574  $ 19,969  $243,605        NM
                                 --------  --------  ------------------  --------  --------  ------------------

                                                              Point Chg                               Point Chg
                                                              ---------                               ---------
Loss ratio                          35.1%     67.9%               (32.8)    34.8%     69.5%               (34.7)
Commission and brokerage ratio      25.9%     25.5%                 0.4     23.6%     25.6%                (2.0)
Other underwriting expense ratio     2.3%      2.5%                (0.2)     2.1%      1.8%                 0.3
                                 --------  --------           ---------  --------  --------           ---------
Combined ratio                      63.3%     95.9%               (32.6)    60.5%     96.9%               (36.4)
                                 --------  --------           ---------  --------  --------           ---------

(NM, not meaningful)

Premiums.   Gross written premiums increased 3.7% to $271.7 million for the three months ended June 30, 2007 from $262.0 million for the three months ended June 30, 2006, primarily due to an $82.0 million (101.7%) increase in written treaty property business, partially offset by a $57.0 million (44.8%) decrease in written treaty casualty business and a $15.7 million (29.1%) decrease in written facultative business. The increase in treaty property writings was the result of new quota share treaties. The more competitive environment for U.S. casualty business is resulting in reduced opportunities to write this business at what we deem to be adequate rates.

Net written premiums increased 4.3% to $271.6 million for the three months ended June 30, 2007 compared to $260.4 million for the three months ended June 30, 2006, primarily due to the $9.7 million increase in gross written premiums, discussed above, and a $1.5 million decrease in ceded premiums.

Net earned premiums increased 21.5% to $314.3 million for the three months ended June 30, 2007 compared to $258.8 million for the three months ended June 30, 2006. The greater growth in net earned premiums relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are reflected at the initiation of the coverage period.

Incurred Losses and LAE.   The following table presents the incurred losses and LAE for the U.S. Reinsurance segment for the three and six months ended June 30, 2007 and 2006.

                                                        Incurred Losses and LAE

                                  Three Months Ended                                  Six Months Ended
                                       June 30,                                           June 30,
                   -------------------------------------------------- ---------------------------------------------------
                            2007                         2006                  2007                         2006
                   -------------------------------------------------- ---------------------------------------------------
(Dollars in        Current  Prior   Total    Current  Prior   Total   Current   Prior   Total    Current  Prior   Total
 millions)          Year    Years  Incurred   Year    Years  Incurred  Year     Years  Incurred   Year    Years  Incurred
                   ------------------------  ------------------------ -------------------------  -------------------------

Attritional        $ 139.0  $(36.5)  $102.5  $112.4   $(26.3) $ 86.1  $298.5  $(63.3)   $235.3   $328.1  $  4.8     $332.9
Catastrophes             -    (8.8)    (8.8)      -     89.0    89.0       -   (19.2)    (19.2)       -   109.7      109.7
A&E                      -    16.5     16.5       -      0.6     0.6       -    16.5      16.5        -     1.2        1.2
                   ------------------------  ------------------------ -------------------------  -------------------------
Total segment      $ 139.0  $(28.9)  $110.2  $112.4   $ 63.4  $175.8  $298.5  $(66.0)   $232.5   $328.1  $115.7     $443.8
                   ------------------------  ------------------------ -------------------------  -------------------------
Loss Ratio           44.2%   -9.2%    35.1%   43.5%    24.5%   67.9%   44.7%   -9.9%     34.8%    51.4%   18.1%      69.5%
                   ------------------------  ------------------------ -------------------------  -------------------------
(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased 37.3% to $110.2 million for the three months ended June 30, 2007, compared to $175.8 million for the three months ended June 30, 2006. The segment loss ratio for the three months ended June 30, 2007, improved by 32.8 points. Compared to the second quarter of 2006, the current accident year attritional loss ratio was little changed, at 44.2%. The largest factor driving the improvement in the reported loss ratio was unfavorable development in last year’s second quarter, principally caused by upward movement in the reserves for prior years’ catastrophe losses, which added 34.4 points to last year’s reported loss ratio compared to 2.8 points of favorable development in this year’s second quarter.

Segment Expenses.   Underwriting expenses increased 22.5% to $88.6 million for the three months ended June 30, 2007 from $72.4 million for the three months ended June 30, 2006. Commission and brokerage increased by $15.3 million, principally due to increased earned premium volume. Segment other underwriting expenses for the three months ended June 30, 2007 increased to $7.3 million from $6.4 million for the three months ended June 30, 2006, also driven by the growth in earned premiums.

U.S. Insurance

The following table presents the underwriting results and ratios for the U.S. Insurance segment for the three and six months ended June 30, 2007 and 2006.

                                                       Underwriting Results and Ratios

                                          Three Months Ended                       Six Months Ended
                                               June 30,                                June 30,
                                 --------------------------------------  --------------------------------------
(Dollars in thousands)             2007      2006    Variance   %Change    2007      2006    Variance   %Change
                                 --------------------------------------  --------------------------------------
Gross written premiums           $161,637  $195,390  $(33,753)   -17.3%  $379,010  $413,396  $(34,386)    -8.3%
Net written premiums              145,392   169,466   (24,074)   -14.2%   342,777   358,939   (16,162)    -4.5%

Premiums earned                  $178,080  $179,692  $ (1,612)    -0.9%  $371,053  $365,300  $  5,753      1.6%
Incurred losses and LAE           125,251   121,644     3,607      3.0%   304,719   246,523    58,196     23.6%
Commission and brokerage           35,420    25,263    10,157     40.2%    68,636    54,997    13,639     24.8%
Other underwriting expenses        12,014    11,389       625      5.5%    24,379    22,094     2,285     10.3%
                                 --------  --------  ------------------  --------  --------  ------------------
Underwriting gain (loss)         $  5,395  $ 21,396  $(16,001)   -74.8%  $(26,681) $ 41,686  $(68,367)  -164.0%
                                 --------  --------  ------------------  --------  --------  ------------------

                                                              Point Chg                               Point Chg
                                                              ---------                               ---------
Loss ratio                          70.3%     67.7%                 2.6     82.1%     67.5%                14.6
Commission and brokerage ratio      19.9%     14.1%                 5.8     18.5%     15.1%                 3.4
Other underwriting expense ratio     6.8%      6.3%                 0.5      6.6%      6.0%                 0.6
                                 --------  --------           ---------  --------  --------           ---------
Combined ratio                      97.0%     88.1%                 8.9    107.2%     88.6%                18.6
                                 --------  --------           ---------  --------  --------           ---------

Premiums.   Gross written premiums decreased 17.3% to $161.6 million for the three months ended June 30, 2007 from $195.4 million for the three months ended June 30, 2006. The decrease is primarily the result of continued decline in our workers’ compensation writings in response to increased competition and lower rates.

Net written premiums decreased 14.2% to $145.4 million for the three months ended June 30, 2007 compared to $169.5 million for the three months ended June 30, 2006, primarily due to a $33.8 million decrease in gross written premiums and a $9.7 million decrease in ceded premiums, reflective of the change in program mix.

Net earned premiums decreased 0.9% to $178.1 million for the three months ended June 30, 2007 from $179.7 million for the three months ended June 30, 2006.

Incurred Losses and LAE.   The following table presents the incurred losses and LAE for the U.S. Insurance segment for the three and six months ended June 30, 2007 and 2006.

                                                        Incurred Losses and LAE

                                  Three Months Ended                                  Six Months Ended
                                       June 30,                                           June 30,
                   -------------------------------------------------- ---------------------------------------------------
                            2007                         2006                  2007                         2006
                   -------------------------------------------------- ---------------------------------------------------
(Dollars in        Current  Prior   Total    Current  Prior   Total   Current   Prior   Total    Current  Prior   Total
 millions)          Year    Years  Incurred   Year    Years  Incurred  Year     Years  Incurred   Year    Years  Incurred
                   ------------------------  ------------------------ -------------------------  -------------------------

Attritional        $130.3  $ (4.7)  $125.6   $134.5  $(13.1)  $121.4  $266.1   $ 39.0   $305.1   $270.4  $(24.5)   $245.9
Catastrophes            -    (0.3)   (0.3)        -     0.2      0.2       -     (0.4)    (0.4)       -     0.6       0.6
                   ------------------------  ------------------------ -------------------------  -------------------------
Total segment      $130.3  $ (5.0)  $125.3   $134.5  $(12.9)  $121.6  $266.1   $ 38.6   $304.7   $270.4  $(23.9)   $246.5
                   ------------------------  ------------------------ -------------------------  -------------------------
Loss Ratio          73.1%   -2.8%    70.3%    74.9%   -7.2%    67.7%   71.7%    10.4%    82.1%    74.0%   -6.5%     67.5%
                   ------------------------  ------------------------ -------------------------  -------------------------
(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased 3.0% to $125.3 million for the three months ended June 30, 2007 from $121.6 million for the three months ended June 30, 2006, primarily because we experienced less favorable loss development on workers’ compensation reserves in this year’s second quarter.

Segment Expenses.   Underwriting expenses increased 29.4% to $47.4 million for the three months ended June 30, 2007 from $36.7 million for the three months ended June 30, 2006. Commission and brokerage increased by $10.2 million for the three months ended June 30, 2007, principally due to an increase in profit commissions. Segment other underwriting expenses for the three months ended June 30, 2007 increased to $12.0 million as compared to $11.4 million for the three months ended June 30, 2006, primarily due to an increase in compensation costs associated with an increase in staff.

Specialty Underwriting

The following table presents the underwriting results and ratios for the Specialty Underwriting segment for the three and six months ended June 30, 2007 and 2006.

                                                       Underwriting Results and Ratios

                                          Three Months Ended                       Six Months Ended
                                               June 30,                                June 30,
                                 --------------------------------------  --------------------------------------
(Dollars in thousands)             2007      2006    Variance   %Change    2007      2006    Variance   %Change
                                 --------------------------------------  --------------------------------------
Gross written premiums           $ 76,377  $ 53,087  $ 23,290     43.9%  $131,058  $117,113  $ 13,945      11.9%
Net written premiums               75,852    50,166    25,686     51.2%   129,128   113,798    15,330      13.5%

Premiums earned                  $ 77,111  $ 49,890  $ 27,221     54.6%  $132,842  $118,090  $ 14,752      12.5%
Incurred losses and LAE            54,620    10,994    43,626    396.8%    95,749    81,571    14,178      17.4%
Commission and brokerage           15,432    13,314     2,118     15.9%    31,272    33,498    (2,226)     -6.6%
Other underwriting expenses         1,775     1,637       138      8.4%     3,364     2,942       422      14.3%
                                 --------  --------  ------------------  --------  --------  ------------------
Underwriting gain                $  5,284  $ 23,945  $(18,661)   -77.9%  $  2,457  $     79  $  2,378        NM
                                 --------  --------  ------------------  --------  --------  ------------------

                                                              Point Chg                               Point Chg
                                                              ---------                               ---------
Loss ratio                          70.8%     22.0%                48.8     72.1%     69.1%                 3.0
Commission and brokerage ratio      20.0%     26.7%                (6.7)    23.6%     28.3%                (4.7)
Other underwriting expense ratio     2.3%      3.3%                (1.0)     2.5%      2.5%                 0.0
                                 --------  --------           ---------  --------  --------           ---------
Combined ratio                      93.1%     52.0%                41.1     98.2%     99.9%                (1.7)
                                 --------  --------           ---------  --------  --------           ---------

(NM, not meaningful)

Premiums.   Gross written premiums increased 43.9% to $76.4 million for the three months ended June 30, 2007 from $53.1 million for the three months ended June 30, 2006. Contributing to this growth was an increase of $22.5 million (117.1%) in marine writings and $7.5 million (39.6%) in accident and health writings, partially offset by a $6.8 million (45.6%) decrease in surety writings. The marine premium growth emanated from increases on existing quota share business as well as new quota share business. We continue to decrease our surety writings, in response to much tougher market conditions.

Net written premiums increased 51.2% to $75.9 million for the three months ended June 30, 2007 compared to $50.2 million for the three months ended June 30, 2006, due to the $23.3 million increase in gross written premiums and the $2.4 million decrease in ceded premiums.

Net earned premiums increased 54.6% to $77.1 million for the three months ended June 30, 2007 compared to $49.9 million for the three months ended June 30, 2006, due to a $21.5 million (109.6%) increase in marine and aviation business and $9.9 million (58.4%) in A&H business, partially offset by $4.1 million (30.5%) decrease in surety business.

Incurred Losses and LAE.   The following table presents the incurred losses and LAE for the Specialty Underwriting segment for the three and six months ended June 30, 2007 and 2006.

                                                        Incurred Losses and LAE

                                  Three Months Ended                                  Six Months Ended
                                       June 30,                                           June 30,
                   -------------------------------------------------- ---------------------------------------------------
                            2007                         2006                  2007                         2006
                   -------------------------------------------------- ---------------------------------------------------
(Dollars in        Current  Prior   Total    Current  Prior   Total   Current   Prior   Total    Current  Prior   Total
 millions)          Year    Years  Incurred   Year    Years  Incurred  Year     Years  Incurred   Year    Years  Incurred
                   ------------------------  ------------------------ -------------------------  -------------------------

Attritional        $ 42.8  $  3.6   $ 46.4   $ 29.8   $(20.5)    9.3  $ 75.1   $  3.6   $ 78.7   $ 71.8  $(23.1)   $ 48.7
Catastrophes            -     8.3      8.3        -      1.7     1.7       -     17.1     17.1        -    32.9      32.9
                   ------------------------  ------------------------ -------------------------  -------------------------
Total segment      $ 42.8  $ 11.8   $ 54.6   $ 29.8   $(18.8) $ 11.0  $ 75.1   $ 20.6   $ 95.7   $ 71.8  $  9.8    $ 81.6
                   ------------------------  ------------------------ -------------------------  -------------------------
Loss Ratio          55.5%   15.4%    70.8%    59.7%   -37.7%   22.0%   56.5%    15.5%    72.1%    60.8%    8.3%     69.1%
                   ------------------------  ------------------------ -------------------------  -------------------------
(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased to $54.6 million for the three months ended June 30, 2007, compared to $11.0 million for the three months ended June 30, 2006. The current accident year loss ratio was slightly lower in the second quarter 2007 compared to 2006. During last year’s second quarter, we experienced $20.5 million of favorable loss development, principally in the marine, aviation and A&H lines. However, during this year’s second quarter, we incurred $11.8 million of unfavorable development, most of which emanated from the 2005 catastrophes in the marine line.

Segment Expenses.   Underwriting expenses increased 15.1% to $17.2 million for the three months ended June 30, 2007 from $15.0 million for the three months ended June 30, 2006. Commission and brokerage increased by $2.1 million for the three months ended June 30, 2007, respectively, principally due to the increase in premium volume and the direct expenses associated with that volume.

International

The following table presents the underwriting results and ratios for the International segment for the three and six months ended June 30, 2007 and 2006.

                                                       Underwriting Results and Ratios

                                          Three Months Ended                       Six Months Ended
                                               June 30,                                June 30,
                                 --------------------------------------  --------------------------------------
(Dollars in thousands)             2007      2006    Variance   %Change    2007      2006    Variance   %Change
                                 --------------------------------------  --------------------------------------
Gross written premiums           $202,626  $179,835  $ 22,791     12.7%  $375,970  $355,357  $ 20,613       5.8%
Net written premiums              202,621   179,597    23,024     12.8%   376,498   355,216    21,282       6.0%

Premiums earned                  $208,895  $181,535  $ 27,360     15.1%  $388,653  $355,842  $ 32,811       9.2%
Incurred losses and LAE           162,432    94,385    68,047     72.1%   258,143   212,642    45,501      21.4%
Commission and brokerage           53,052    46,088     6,964     15.1%    96,589    86,876     9,713      11.2%
Other underwriting expenses         4,332     3,685       647     17.6%     8,050     6,363     1,687      26.5%
                                 --------  --------  ------------------  --------  --------  ------------------
Underwriting (loss) gain         $(10,921) $ 37,377  $(48,298)  -129.2%  $ 25,871  $ 49,961  $(24,090)    -48.2%
                                 --------  --------  ------------------  --------  --------  ------------------

                                                              Point Chg                               Point Chg
                                                              ---------                               ---------
Loss ratio                          77.8%     52.0%                25.8     66.4%     59.8%                 6.6
Commission and brokerage ratio      25.4%     25.4%                 0.0     24.9%     24.4%                 0.5
Other underwriting expense ratio     2.0%      2.0%                 0.0      2.0%      1.8%                 0.2
                                 --------  --------           ---------  --------  --------           ---------
Combined ratio                     105.2%     79.4%                25.8     93.3%     86.0%                 7.3
                                 --------  --------           ---------  --------  --------           ---------

Premiums.   Gross written premiums increased 12.7% to $202.6 million for the three months ended June 30, 2007 from $179.8 million for the three months ended June 30, 2006. Business written through the Miami and New Jersey offices increased $18.2 million (17.7%), in the Asian branch premiums increased $3.7 million (8.9%) and in the Canadian branch premiums increased $1.2 million (3.4%). We have seen more business opportunities in the international market as a result of industry consolidation and some competitors’ financial ratings downgrades.

Net written premiums increased 12.8% to $202.6 million for the three months ended June 30, 2007 compared to $179.6 million for the three months ended June 30, 2006, primarily due to the increase in gross written premiums.

Net earned premiums increased 15.1% to $208.9 million for the three months ended June 30, 2007 compared to $181.5 million for the three months ended June 30, 2006. This increase is consistent with the increase in net written premiums.

Incurred Losses and LAE.   The following table presents the incurred losses and LAE for the International segment for the three and six months ended June 30, 2007 and 2006.

                                                        Incurred Losses and LAE

                                  Three Months Ended                                  Six Months Ended
                                       June 30,                                           June 30,
                   -------------------------------------------------- ---------------------------------------------------
                            2007                         2006                  2007                         2006
                   -------------------------------------------------- ---------------------------------------------------
(Dollars in        Current  Prior   Total    Current  Prior   Total   Current   Prior   Total    Current  Prior   Total
 millions)          Year    Years  Incurred   Year    Years  Incurred  Year     Years  Incurred   Year    Years  Incurred
                   ------------------------  ------------------------ -------------------------  -------------------------

Attritional        $110.3  $  5.6   $115.8   $ 89.3  $ (2.9)  $ 86.3  $208.3  $ (4.4)   $203.9   $183.6  $  5.6    $189.2
Catastrophes         44.3     2.3     46.6      5.4     2.6      8.0    50.0     4.3      54.3      5.4    18.0      23.4
                   ------------------------  ------------------------ -------------------------  -------------------------
Total segment      $154.6  $  7.9   $162.4   $ 94.7  $ (0.3)  $ 94.4  $258.2  $ (0.1)   $258.1   $189.0  $ 23.6    $212.6
                   ------------------------  ------------------------ -------------------------  -------------------------
Loss Ratio          74.0%    3.8%    77.8%    52.2%   -0.2%    52.0%   66.4%    0.0%     66.4%    53.1%    6.6%     59.8%
                   ------------------------  ------------------------ -------------------------  -------------------------
(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased 72.1% to $162.4 million for the three months ended June 30, 2007, compared to $94.4 million for the three months ended June 30, 2006. The segment loss ratio increased by 25.8 points, due to increased catastrophe loss, principally emanating from Australia and Jakarta. As well, we incurred $7.9 million of unfavorable development, primarily on our loss reserves for Asian and Canadian business.

Segment Expenses.   Underwriting expenses increased 15.3% to $57.4 million for the three months ended June 30, 2007 from $49.8 million for the three months ended June 30, 2006. Commission and brokerage increased by $7.0 million for the three months ended June 30, 2007, in line with the increase in premiums. Segment other underwriting expenses for the three months ended June 30, 2007 increased to $4.3 million compared to $3.7 million for the three months ended June 30, 2006, also in line with the growth in premium.

Bermuda

The following table presents the underwriting results, ratios and incurred losses and LAE for the Bermuda segment for the three and six months ended June 30, 2007 and 2006.

                                                       Underwriting Results and Ratios

                                          Three Months Ended                       Six Months Ended
                                               June 30,                                June 30,
                                 --------------------------------------  --------------------------------------
(Dollars in thousands)             2007      2006    Variance   %Change    2007      2006    Variance   %Change
                                 --------------------------------------  --------------------------------------
Gross written premiums           $223,153  $220,043  $  3,110      1.4%  $440,170  $423,111  $ 17,059       4.0%
Net written premiums              223,105   220,348     2,757      1.3%   439,535   422,328    17,207       4.1%

Premiums earned                  $220,941  $223,456  $ (2,515)    -1.1%  $443,967  $437,469  $  6,498       1.5%
Incurred losses and LAE           166,642   140,824    25,818     18.3%   293,727   258,043    35,684      13.8%
Commission and brokerage           49,191    55,723    (6,532)   -11.7%   105,979   105,023       956       0.9%
Other underwriting expenses         4,299     3,798       501     13.2%     9,187     7,511     1,676      22.3%
                                 --------  --------  ------------------  --------  --------  ------------------
Underwriting gain                $    809  $ 23,111  $(22,302)   -96.5%  $ 35,074  $ 66,892  $(31,818)    -47.6%
                                 --------  --------  ------------------  --------  --------  ------------------

                                                              Point Chg                               Point Chg
                                                              ---------                               ---------
Loss ratio                          75.4%     63.0%                12.4     66.2%     59.0%                 7.2
Commission and brokerage ratio      22.3%     25.0%                (2.7)    23.8%     24.0%                (0.2)
Other underwriting expense ratio     1.9%      1.7%                 0.2      2.1%      1.7%                 0.4
                                 --------  --------           ---------  --------  --------           ---------
Combined ratio                      99.6%     89.7%                 9.9     92.1%     84.7%                 7.4
                                 --------  --------           ---------  --------  --------           ---------

Premiums.   Gross written premiums increased 1.4% to $223.2 million for the three months ended June 30, 2007 compared to $220.0 million for the three months ended June 30, 2006. Premiums written from the Bermuda office increased 17.4%, primarily driven by treaty business, while premiums written from the UK office decreased.

Net written premiums increased 1.3% to $223.1 million for the three months ended June 30, 2007 compared to $220.3 million for the three months ended June 30, 2006, due to $3.1 million increase in gross written premiums and the $0.4 million increase in ceded premiums.

Net earned premiums decreased 1.1% to $220.9 million for the three months ended June 30, 2007 compared to $223.5 million for the three months ended June 30, 2006. The decline in premiums earned compared to net written premiums is primarily due to the inherent time difference in the earning of premiums over specific contract periods.

Incurred Losses and LAE.  The following table presents the incurred losses and LAE for the Bermuda segment for the three and six months ended June 30, 2007 and 2006.

                                                        Incurred Losses and LAE

                                  Three Months Ended                                  Six Months Ended
                                       June 30,                                           June 30,
                   -------------------------------------------------- ---------------------------------------------------
                            2007                         2006                  2007                         2006
                   -------------------------------------------------- ---------------------------------------------------
(Dollars in        Current  Prior   Total    Current  Prior   Total   Current   Prior   Total    Current  Prior   Total
 millions)          Year    Years  Incurred   Year    Years  Incurred  Year     Years  Incurred   Year    Years  Incurred
                   ------------------------  ------------------------ -------------------------  -------------------------

Attritional        $115.8  $ (5.3)  $110.5   $136.3  $ (2.0)  $134.3  $229.8  $(20.2)   $209.6   $266.9  $(24.4)   $242.5
Catastrophes         34.3     0.3     34.6        -     0.8      0.8    62.5     0.1      62.6        -     1.6       1.6
A&E                     -    21.5     21.5        -     5.8      5.8       -    21.5      21.5        -    13.9      13.9
                   ------------------------  ------------------------ -------------------------  -------------------------
Total segment      $150.1  $ 16.5   $166.6   $136.3  $  4.5   $140.8  $292.3   $ 1.4    $293.7   $266.9  $ (8.9)   $258.0
                   ------------------------  ------------------------ -------------------------  -------------------------
Loss Ratio          67.9%    7.5%    75.4%    61.0%    2.0%    63.0%   65.8%    0.3%     66.2%    61.0%   -2.0%     59.0%
                   ------------------------  ------------------------ -------------------------  -------------------------
(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased 18.3% to $166.6 million for the three months ended June 30, 2007 compared to $140.8 million for the three months ended June 30, 2006. The segment loss ratio for Bermuda increased by 12.4 points, reflecting a 15.5 point increase in current year catastrophe losses, principally due to the winter storm Kyrill and the London floods, as well as 7.2 points due to reserve strengthening for asbestos and environmental losses, partially offset by a 10.1 point decrease in attritional losses.

Segment Expenses.   Underwriting expenses decreased 10.1% to $53.5 million for the three months ended June 30, 2007 from $59.5 million for the three months ended June 30, 2006. Commission and brokerage decreased by $6.5 million for the three months ended June 30, 2007, principally due to decreases in premiums earned and changes in the mix of business. Segment other underwriting expenses for the three months ended June 30, 2007 increased to $4.3 million compared to $3.8 million for the three months ended June 30, 2006.

FINANCIAL CONDITION

Cash and Invested Assets.   Aggregate invested assets, including cash and short-term investments, were $14,407.7 million at June 30, 2007 and $13,957.1 million at December 31, 2006. This increase in cash and invested assets resulted primarily from $395.4 million of net proceeds, net of $0.2 million of expenses, from the long term debt issuance, $262.7 million in cash flows from operations and $133.6 million of realized capital gains on FAS 159 equity securities, partially offset by the repurchase in the open market of 2.1 million shares for $200.1 million, $159.1 million of unrealized depreciation, primarily on fixed maturities as a result of rising interest rates and the payment of $61.0 million in dividends to shareholders.

Our principal investment objectives are to ensure funds are available to meet our insurance and reinsurance obligations and to maximize after-tax investment income while maintaining a high quality diversified investment portfolio. Considering these objectives, we view our investment portfolio as having two components; 1) the investments needed to satisfy outstanding liabilities and 2) investments funded by our shareholders’ equity.

For amounts deemed to be required to pay outstanding liabilities, we invest in taxable and tax-preferenced fixed income securities with an average credit quality of Aa, as rated by Moody’s Investors Service, Inc. (“Moody’s”). We adjust the mix of taxable and tax-preferenced investments periodically taking into account relative after-tax yields, current and projected operating results, market conditions and our tax position. The fixed maturity portfolio is externally managed by an independent, professional investment manager using portfolio guidelines developed and approved by us.

Our fixed maturity portfolio at June 30, 2007 includes only $31.3 million of asset backed securities that have collateral with sub-prime mortgage loan exposure. Sub-prime mortgage loans generally represent loans made to borrowers with limited or blemished credit records. Nearly 100% of our asset backed securities with sub-prime exposure are investment grade and the market value of these investments at June 30, 2007 was $31.1 million. As of July 31, 2007, the book value of this portfolio declined to $30.5 million as a result of normal principal paydowns and the market value of this portfolio was $30.3 million.

Over the past few years, we have reallocated a portion of our investment portfolio to include 1) publicly traded equity securities (primarily exchange traded funds in 2006) and 2) private equity limited partnership investments. The objective of this portfolio diversification is to enhance the risk-adjusted total return of the investment portfolio by allocating a prudent portion of the portfolio to higher return asset classes. We have limited our allocation to these asset classes because of 1) the potential for volatility in their values and 2) the impact of these investment classes on required capital as measured by regulatory and rating agency capital models. At June 30, 2007, the value of investments in equity and limited partnership securities approximated 40% of shareholders’ equity.

The tables below summarize the composition and characteristics of our investment portfolio for the periods indicated:

                                                   As of                    As of
                                               June 30, 2007          December 31, 2006
                                           ---------------------    ---------------------
Fixed maturities                           $ 9,624.9      66.8%     $10,319.8      73.9%
Equity securities, market value                 16.4       0.1%       1,613.7      11.6%
Equity securities, fair value                1,551.2      10.8%             -         -
Short-term investments                       2,436.7      16.9%       1,306.5       9.4%
Other invested assets                          590.7       4.1%         467.2       3.3%
Cash                                           187.8       1.3%         249.9       1.8%
                                           ---------------------    ---------------------
  Total investments and cash               $14,407.7     100.0%     $13,957.1     100.0%
                                           ---------------------    ---------------------

                                                   As of                    As of
                                               June 30, 2007          December 31, 2006
                                           ---------------------    ---------------------
Fixed income portfolio duration                  3.8 years                4.1 years
Fixed income composite credit quality               Aa2                      Aa2
Imbedded end of period yield, pre-tax               4.6%                     4.6%
Imbedded end of period yield, after-tax             3.9%                     4.0%

The increase in other invested assets reflects routine funding of previous limited partnership commitments and an increase in undistributed earnings. We adopted and implemented the Statement of Financial Accounting Standards (“FAS”) No. 157 “Fair Value Measurements” (“FAS 157”) and FAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment to FASB statement No. 115” (“FAS 159”) for our publicly traded equity securities and as such, $250.8 million, which is net of $110.3 million of tax, was recorded as a cumulative-effect adjustment to retained earnings and a $109.8 million realized gain due to fair value remeasurement was recorded in the consolidated statements of operations and comprehensive income for the six months ended June 30, 2007.

The following table provides a comparison of our total return by asset class to broadly accepted industry benchmarks for the periods indicated:

                                                            Six Months Ended       Twelve Months Ended
                                                             June 30, 2007          December 31, 2006
                                                         ---------------------    ---------------------
Company's fixed income portfolio total return                    1.1%                      4.6%
Lehman bond aggregate index                                      0.5%                      4.3%

Company's common equity portfolio total return                  10.5%                     19.2%
S & P 500 index                                                  7.0%                     15.8%

Company's other invested asset portfolio total return            9.2%                     19.8%

Reinsurance Receivables.   Reinsurance receivables for both paid and unpaid losses were $724.2 million at June 30, 2007, a 6.3% decrease from the $772.8 million at December 31, 2006. At June 30, 2007, $173.5 million, or 24.0%, was receivable from Transatlantic Reinsurance Company (“Transatlantic”); $163.7 million, or 22.6%, was receivable from Founders Insurance Company Limited (“Founders”), which we have established a $131.1 million provision for uncollectible reinsurance with the balance collateralized by a trust; $100.0 million, or 13.8%, was receivable from Continental Insurance Company (“Continental”), which is partially collateralized by funds held arrangements; $72.0 million, or 9.9%, was receivable from LM Property and Casualty Insurance Company (“LM”), whose obligations are guaranteed by The Prudential Insurance Company of America (“The Prudential”); $49.9 million, or 6.9%, was receivable from Munich Reinsurance Company (“Munich Re”) and $38.4 million, or 5.3%, was receivable from Ace Property and Casualty Insurance Company (“Ace”). Continental is collateralized by a funds held arrangement under which the Company has retained the premium amounts otherwise due the retrocessionaire, recognized liabilities for such amounts and reduced such otherwise due liabilities as amounts became due from the retrocessionaire. No other retrocessionaire accounted for more than 5% of our receivables.

Loss and LAE Reserves.   Gross loss and LAE reserves totaled $8,743.8 million at June 30, 2007 and $8,840.1 million at December 31, 2006. The decrease during the six months ended June 30, 2007 is primarily attributable to the payout of prior years’ catastrophe losses. Net prior period reserve adjustments and normal variability in claim settlements also impacted the period over period change.

The following tables summarize gross outstanding loss and LAE reserves by segment, segregated into case reserves and incurred but not reported loss (“IBNR”) reserves which are managed on a combined basis for the periods indicated:

Gross Reserves By Segment
                                                  As of June 30, 2007
                                  ------------------------------------------------------
                                       Case            IBNR          Total         % of
(Dollars in thousands)               Reserves        Reserves       Reserves      Total
                                  ------------------------------------------------------
U.S. Reinsurance                   $ 1,475,173    $ 2,000,339    $ 3,475,512      39.8%
U.S. Insurance                         573,448      1,072,762      1,646,210      18.8%
Specialty Underwriting                 289,257        158,810        448,067       5.1%
International                          557,682        458,109      1,015,791      11.6%
Bermuda                                738,060        782,305      1,520,365      17.4%
                                  ------------------------------------------------------
 Total excluding A&E                 3,633,620      4,472,325      8,105,945      92.7%
A&E                                    484,996        152,892        637,888       7.3%
                                  ------------------------------------------------------
 Total including A&E               $ 4,118,616    $ 4,625,217    $ 8,743,833     100.0%
                                  ------------------------------------------------------

                                               As of December 31, 2006
                                  ------------------------------------------------------
                                       Case            IBNR          Total         % of
(Dollars in thousands)               Reserves        Reserves       Reserves      Total
                                  ------------------------------------------------------
U.S. Reinsurance                   $ 1,641,661    $ 2,061,722    $ 3,703,383      41.9%
U.S. Insurance                         591,384      1,010,998      1,602,382      18.1%
Specialty Underwriting                 338,719        145,646        484,365       5.5%
International                          535,135        380,208        915,343      10.3%
Bermuda                                817,536        666,997      1,484,533      16.8%
                                  ------------------------------------------------------
 Total excluding A&E                 3,924,435      4,265,571      8,190,006      92.6%
A&E                                    501,387        148,747        650,134       7.4%
                                  ------------------------------------------------------
 Total including A&E               $ 4,425,822    $ 4,414,318    $ 8,840,140     100.0%
                                  ------------------------------------------------------

The changes by segment generally reflect changes in earned premium, changes in business mix, the impact of reserve re-estimations and changes in catastrophe loss reserves, together with claim settlement activity. The fluctuations for A&E reflect claim settlement activity.

Our loss and LAE reserves represent our best estimate of our ultimate liability for unpaid claims. We re-evaluate our estimates on an ongoing basis, and we re-estimate prior period reserves, taking into consideration all available information, in particular, recently reported loss and claim experience related to prior periods. We record the effect of such re-evaluations in incurred losses for the current period. We note that our analytical methods and processes operate at multiple levels including individual contracts, groupings of like contracts, classes and lines of business, internal business units, segments, legal entities, and in the aggregate. The complexities of our business and operations require analyses and adjustments, both qualitative and quantitative, at these various levels. Additionally, the attribution of reserves, change in reserves and incurred losses between accident year and underwriting year requires adjustments and allocations, both qualitative and quantitative, at these various levels. All of these processes, methods and practices appropriately balance actuarial science, business expertise and management judgment in a manner intended to assure the accuracy, precision and consistency of our reserving practices, which are fundamental to our operations. We note however, that the underlying reserves are estimates, which are subject to variation.

There can be no assurance that reserves for, and losses from, claim obligations will not increase in the future, possibly by a material amount. However, management believes that our existing reserves and reserving methodologies lessen the probability that any such increase would have a material adverse effect on our financial condition, results of operations or cash flows. In this context, we note that over the past 10 years, our past calendar year operations have been affected variably by effects from prior period reserve re-estimates, with such effects ranging from a favorable $62.1 million in 1997, representing 2.2% of the net prior period reserves for the year in which the adjustment was made, to an unfavorable $249.4 million in 2004, representing 3.7% of the net prior period reserves for the year in which the adjustment was made. We have noted that variability had increased for years 1999 to 2003 and have taken actions to attempt to reduce year to year variability prospectively. Our Annual Report on Form 10-K for the year ended December 31, 2006 discusses our past experience more fully in Part I, Item 1, “Changes in Historical Reserves”.

Asbestos and Environmental Exposures.   We continue to receive claims under expired contracts, both insurance and reinsurance, asserting alleged injuries and/or damages relating to or resulting from environmental pollution and hazardous substances, including asbestos. Our environmental claims typically involve potential liability for (a) the mitigation or remediation of environmental contamination or (b) bodily injury or property damages caused by the release of hazardous substances into the land, air or water. Our asbestos claims typically involve potential liability for bodily injury from exposure to asbestos or for property damage resulting from asbestos or products containing asbestos.

Our reserves include an estimate of our ultimate liability for A&E claims. This estimate is made based on judgmental assessment of the underlying exposures as the result of: (1) long and variable reporting delays, both from insureds to insurance companies and from ceding companies to reinsurers; (2) historical data, which is more limited and variable on A&E losses than historical information on other types of casualty claims; and (3) unique aspects of A&E exposures for which ultimate value cannot be estimated using traditional reserving techniques. There are significant uncertainties in estimating the amount of our potential losses from A&E claims. Among the uncertainties are: (a) potentially long waiting periods between exposure and manifestation of any bodily injury or property damage; (b) difficulty in identifying sources of asbestos or environmental contamination; (c) difficulty in properly allocating responsibility and/or liability for asbestos or environmental damage; (d) changes in underlying laws and judicial interpretation of those laws; (e) the potential for an asbestos or environmental claim to involve many insurance providers over many policy periods; (f) questions concerning interpretation and application of insurance and reinsurance coverage; and (g) uncertainty regarding the number and identity of insureds with potential asbestos or environmental exposure.

With respect to asbestos claims in particular, several additional factors have emerged in recent years that further compound the difficulty in estimating our liability. These developments include: (a) continued growth in the number of claims filed, in part reflecting a much more aggressive plaintiff bar and including claims against defendants who may only have a “peripheral” connection to asbestos; (b) a disproportionate percentage of claims filed by individuals with no functional injury, which should have little to no financial value but that have increasingly been considered in jury verdicts and settlements; (c) the growth in the number and significance of bankruptcy filings by companies as a result of asbestos claims (including, more recently, bankruptcy filings in which companies attempt to resolve their asbestos liabilities in a manner that is prejudicial to insurers and forecloses insurers from participating in the negotiation of asbestos related bankruptcy reorganization plans); (d) the concentration of claims in a small number of states that favor plaintiffs; (e) the growth in the number of claims that might impact the general liability portion of insurance policies rather than the product liability portion; (f) measures adopted by specific courts to ameliorate the worst procedural abuses; (g) an increase in settlement values being paid to asbestos claimants, especially those with cancer or functional impairment; (h) legislation in some states to address asbestos litigation issues; and (i) the potential that other states or the U.S. Congress may adopt legislation on asbestos litigation. Anecdotal evidence suggests that new claims filing rates have decreased, that new filings of asbestos-driven bankruptcies have decreased and that various procedural and legislative reforms are beginning to diminish the potential ultimate liability for asbestos losses.

We believe that these uncertainties and factors continue to render reserves for A&E and particularly asbestos losses significantly less subject to traditional actuarial analysis than reserves for other types of losses. Given these uncertainties, we believe that no meaningful range for such ultimate losses can be established. We establish reserves to the extent that, in the judgment of management, the facts and prevailing law reflect an exposure for us or our ceding companies. Our A&E liabilities stem from Mt. McKinley’s direct insurance business and Everest Re’s assumed reinsurance business.

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

Due to the uncertainties discussed above, the ultimate losses attributable to A&E, and particularly asbestos, may be subject to more variability than are non-A&E reserves and such variation could have a material adverse effect on our financial condition, results of operations and/or cash flows.

With respect to Mt. McKinley, where we have a direct relationship with policyholders, our aggressive litigation posture and the uncertainties inherent in the asbestos coverage and bankruptcy litigation have provided an opportunity to actively engage in settlement negotiations with a number of those policyholders who have potentially significant asbestos liabilities. Those discussions are oriented towards achieving reasonable negotiated settlements that limit Mt. McKinley’s liability to a given policyholder to a sum certain. Because of uncertainties and risks inherent in litigation, we cannot be certain that in every instance this approach will lead to negotiated settlements in the range expected by us. Since 2004, we concluded such settlements or reached agreement in principle with 14 of our high profile policyholders. We currently have identified 8 policyholders based on their past claim activity and/or potential future liabilities as “High Profile Policyholders” and our settlement efforts are generally directed at such policyholders, in part because their exposures have developed to the point where both the policyholder and us have sufficient information to be motivated to settle. We believe that this active approach will ultimately result in a more cost-effective liquidation of Mt. McKinley’s liabilities than a passive approach, although it may also introduce additional variability in Mt. McKinley’s losses and cash flows as reserves are adjusted to reflect the development in litigation, negotiations and, ultimately, potential settlements.

There is less potential for similar settlements with respect to our reinsurance asbestos claims. Ceding companies, with their direct obligation to insureds and overall responsibility for claim settlements, are not consistently aggressive in developing claim settlement information and conveying this information to reinsurers, which can introduce significant and perhaps inappropriate delays in the reporting of asbestos claims/exposures to reinsurers. These delays not only extend the timing of reinsurance claim settlements, but also restrict the information available to estimate the reinsurers’ ultimate exposure. At June 30, 2007 we had gross asbestos loss reserves of $570.4 million, of which $310.1 million was for assumed business and $260.3 million was for direct excess business.

The following table summarizes incurred losses with respect to A&E on both a gross and net of retrocessional basis for the periods indicated:

                                   Three Months Ended           Six Months Ended
                                        June 30,                    June 30,
                                ------------------------   ------------------------
(Dollars in thousands)              2007        2006           2007        2006
                                ------------------------   ------------------------
Gross basis:
Beginning of period reserves     $ 632,239    $ 639,635     $ 650,134    $ 649,460
Incurred losses                     40,000        6,400        40,000       16,400
Paid losses                        (34,351)     (26,156)      (52,246)     (45,981)
                                -----------  -----------   -----------  -----------
End of period reserves           $ 637,888    $ 619,879     $ 637,888    $ 619,879
                                -----------  -----------   -----------  -----------

Net basis:
Beginning of period reserves     $ 517,910    $ 461,235     $ 511,412    $ 450,350
Incurred losses                     38,019        6,400        38,019       15,125
Paid losses                        (26,909)     (27,620)      (20,411)     (25,460)
                                -----------  -----------   -----------  -----------
End of period reserves           $ 529,020    $ 440,015     $ 529,020    $ 440,015
                                -----------  -----------   -----------  -----------

At June 30, 2007, the gross reserves for A&E losses were comprised of $132.6 million representing case reserves reported by ceding companies, $143.0 million representing additional case reserves established by us on assumed reinsurance claims, $209.4 million representing case reserves established by us on direct excess insurance claims, including Mt. McKinley, and $152.9 million representing IBNR reserves.

The gross incurred losses for A&E exposures increased by $40.0 million and $6.4 million for the three months ended June 30, 2007 and 2006, respectively, and $40.0 million and $16.4 million for the six months ended June 30, 2007 and 2006, respectively. These increases are the result of re-evaluations by management reflecting additional information received from insureds and ceding companies, ongoing litigation, additional claims received and settlement activity. We closely monitor this additional information and adjust reserves accordingly.

Industry analysts have developed a measurement, known as the survival ratio, to compare the A&E reserves among companies with such liabilities. The survival ratio is typically calculated by dividing a company’s current net reserves by the three year average of paid losses, and therefore measures the number of years that it would take to exhaust the current reserves based on historical payment patterns. Using this measurement, our net three year A&E survival ratio was 4.6 years at June 30, 2007. Adjusting for the effect of the reinsurance ceded under the reinsurance agreement with LM, this ratio rises to the equivalent of 5.2 years at June 30, 2007. The cession of $72.0 million to the stop loss reinsurance provided by LM in connection with the acquisition of Mt. McKinley results in unpaid proceeds that are not reflected in past net payments and effectively extend the funding available for future net payments.

Because the survival ratio was developed as a comparative measure of reserve strength and not of absolute reserve adequacy, we consider, but do not rely on, the survival ratio when evaluating its reserves. In particular, we note that loss payout variability, which can be material, due in part to our orientation to negotiated settlements, particularly on our Mt. McKinley exposures, significantly impairs the credibility and utility of this measure as an analytical tool.

Our net three year survival ratio on our asbestos exposures was 4.4 years for the period ended June 30, 2007. This three year survival ratio, when adjusted for the effect of the reinsurance ceded under the stop loss cover from LM, was 5.1 years and, when adjusted for settlements in place and structured settlements, which are either fully funded by reserves or subject to financial terms that substantially limit the potential variability in the liability, and the stop loss protection from LM, was 7.2 years.

Shareholders’ Equity.  Our shareholders’ equity increased to $5,337.9 million as of June 30, 2007 from $5,107.7 million as of December 31, 2006, principally due to $580.5 million of net income for the six months ended June 30, 2007 and a $20.7 million increase in net share-based compensation activity, partially offset by the repurchase of 2.1 million common shares for $200.1 million, $61.0 million of shareholder dividends and a net decrease of $109.8 million in accumulated other comprehensive income due to unrealized losses on securities, partially offset by currency translation gains.

LIQUIDITY AND CAPITAL RESOURCES

Capital.   Our business operations are in part dependent on our financial strength, and the market’s perception thereof as measured by our shareholders’ equity noted above. We possess significant financial flexibility and access to the debt and equity markets as a result of its perceived financial strength, as evidence by the financial strength ratings as assigned by independent rating agencies. We continuously monitor our capital and financial position, as well as investment and security market conditions and responds accordingly.

From time to time, we have used open market share repurchases to effectively adjust our capital position. During the six months ended June 30, 2007, 2.1 million of our common shares were repurchased by Holdings at a cost of $200.1 million. At June 30, 2007, 2.9 million shares remained under the existing repurchase authorization.

On December 1, 2005 we filed a shelf registration statement on Form S-3ASR with the Securities and Exchange Commission (“SEC”), as a Well Known Seasoned Issuer under the new registration and offering revision to the Securities Act of 1933. Generally, under this shelf registration statement, Group is authorized to issue common shares, preferred shares, debt securities, warrants and hybrid securities, Holdings is authorized to issue debt securities and Everest Re Capital Trust III (“Capital Trust III”) is authorized to issue trust preferred securities.

•	On December 1, 2005, we issued 2,298,000 of its common shares at a price of $102.89 per share, which resulted in $236.4 million of proceeds before expenses and Holdings sold Group shares it acquired in 2002 at a price of $102.89 per share, which resulted in $46.5 million of proceeds before expenses. Expenses incurred for this transaction were approximately $0.3 million.

•	On April 26, 2007, Holdings completed a public offering of $400.0 million principal amount of 6.6% fixed to floating rate long term subordinated notes with a scheduled maturity of May 15, 2037 and a final maturity of May 1, 2067. The net proceeds from the offering are expected to be used to redeem all of the outstanding 7.85% junior subordinated debt securities as soon as possible after November 14, 2007 and for general corporate purposes.

Liquidity.   The increase in other invested assets reflects routine funding of previous limited partnership commitments and an increase in undistributed earnings. We adopted and implemented FAS 157 and FAS 159, for our publicly traded equity securities and as such, $250.8 million net of $110.3 million of tax was recorded as a cumulative-effect adjustment to retained earnings and a $109.8 million realized gain due to fair value remeasurement was recorded in the consolidated statements of operations and comprehensive income.

For amounts deemed to be required to pay outstanding liabilities, we invest in taxable and tax-preferenced fixed income securities with an average credit quality of Aa, as rated by the independent investment rating service of Moody’s. Our mix of taxable and tax-preferenced investments is adjusted periodically, consistent with our current and projected operating results, market interest rates and our tax position. This fixed maturity portfolio is externally managed by an independent, professional investment manager using portfolio guidelines developed and approved by us.

Over the past few years, we have reallocated a portion of our investment portfolio to include 1) publicly traded equity securities (primarily exchange traded funds in 2006) and 2) private equity limited partnership investments. The objective of this portfolio diversification is to enhance the risk-adjusted total return of the investment portfolio by allocating a prudent portion of the portfolio to higher return asset classes. We have limited our allocation to these asset classes because 1) the potential for volatility in their values and 2) the impact of these investments on regulatory and rating agency capital adequacy models. At June 30, 2007, the market value of investments in equity and limited partnership securities approximated 40% of shareholders’ equity.

Our liquidity requirements are generally met from positive cash flow from operations. Positive cash flow results from net income and from reinsurance and insurance premiums being collected prior to disbursements for claims, which disbursements generally take place over an extended period after the collection of premiums, sometimes a period of many years. Collected premiums are generally invested, prior to their use for such disbursements, and investment income provides additional funding for loss payments. Our net cash flows from operating activities were $258.7 million and $313.3 million for the six months ended June 30, 2007 and 2006, respectively. Additionally, these cash flows reflected a net tax payment of $160.3 million for the six months ended June 30, 2007 and a $25.1 million net tax refund for the six months ended June 30, 2006. Net catastrophe loss payments were $262.7 million and $506.0 million for the six months ended June 30, 2007 and 2006, respectively; and A&E loss payments were $20.4 million for the six months ended June 30, 2007 compared to $25.5 million for the six months ended June 30, 2006.

If disbursements for claims and benefits, policy acquisition costs and other operating expenses were to exceed premium inflows, cash flow from insurance operations would be negative. The effect on cash flow from operations would be partially offset by cash flow from investment income. Additionally, cash flow from investment maturities and dispositions, both short-term investments and longer term maturities, would be available.

As the timing of payments for claims and benefits cannot be predicted with certainty, we maintain portfolios of long term invested assets with varying maturities, along with short-term investments that provide additional liquidity for payment of claims. At June 30, 2007 and December 31, 2006 we held cash and short-term investments of $2,624.5 million and $1,556.4 million, respectively. In addition to these cash and short-term investments at June 30, 2007, we had $0.7 billion, at fair value, available for sale fixed maturity securities maturing within one year or less, $2.3 billion maturing within one to five years and $6.7 billion maturing after five years. Our $1.6 billion of equity securities are comprised primarily of publicly traded securities that can be easily liquidated. The fixed maturity and equity securities, in conjunction with the short-term investments and positive cash flow from operations, generally provide adequate sources of liquidity for the expected payment of losses in the near future. We do not anticipate selling securities or using available credit facilities to pay losses and LAE, but have the ability to do so. Sales may result in realized capital gains or losses and we note that at June 30, 2007 we had $48.5 million of net unrealized depreciation, comprised of $205.5 million of pre-tax depreciation and $157.0 million of pre-tax appreciation.

Management expects the trend of positive cash flow from operations, which in general reflects our core earnings strength, to persist over the near term despite the continuing underlying trend, which is negatively impacted by the payout of catastrophe loss reserves. In the intermediate and longer term, the trend will be impacted by the extent to which competitive pressures change overall pricing available in our markets and the extent to which we successfully maintain our strategy of emphasizing profitability over volume.

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

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth amount. Minimum net worth is an amount equal to the sum of (i) $3,575.4 million (base amount) plus (ii) (A) 25% of consolidated net income for each of Group’s fiscal quarters and (B) 25% of any increase in consolidated net worth attributable to the issuance of ordinary and preferred shares. The base amount is reset at the end of each fiscal year to be the greater of 70% of Group’s consolidated net worth as of the last day of the fiscal year or the calculated minimum amount of net worth prior to the last day of the fiscal year. As of June 30, 2007, the Company was in compliance with these covenants.

For the three and six months ended June 30, 2007 and 2006, there were no outstanding borrowings under tranche one of the Group Credit Facility. At June 30, 2007, there was $205.5 million used of the $500.0 million available for tranche two of standby letters of credit. In addition, we had $185.1 million in letters of credit outstanding at June 30, 2007 under a $350.0 million bilateral agreement with Citibank. All of these letters of credit are collateralized by our cash and investments. These letters of credit are generally used to collateralize reinsurance assumed by Bermuda Re from jurisdictions where collateralization is generally required for the ceding company to receive financial statement credit for such reinsurance recoverables from its principal regulator. Bermuda Re and Everest International also used trust arrangements to provide collateralization to ceding companies, including affiliates. We generally avoid providing collateral except where required for ceding companies to receive credit from their regulators. Additionally, at June 30, 2007, $125.2 million of assets were deposited in trust accounts, primarily on behalf of Bermuda Re, as security for assumed losses payable to certain non-affiliated ceding companies.

Effective July 27, 2007, Group entered into a new five year, $850.0 million senior credit facility replacing the December 8, 2004, Group Credit Facility. Tranche one will provide up to $350.0 million of revolving credit and for issuance of unsecured standby letters of credit and Tranche two will provide up to $500.0 million for the issuance of secured standby letters of credit. The covenants will basically remain the same as the previous Group Credit Facility.

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

The Holdings Credit Facility requires Holdings to maintain a debt to capital ratio of not greater than 0.35 to 1 and Everest Re to maintain its statutory surplus at $1.5 billion plus 25% of future aggregate net income and 25% of future aggregate capital contributions after December 31, 2005. As of June 30, 2007, Holdings was in compliance with these covenants.

For the three and six months ended June 30, 2007 and 2006, there were no outstanding borrowings under the Holdings Credit Facility.

Interest expense and fees incurred in connection with the Group Credit Facility and the Holdings Credit Facility were $0.1 million and $0.2 million for the three and six months ended June 30, 2007 and 2006.

Market Sensitive Instruments.   The SEC’s Financial Reporting Release #48 requires registrants to clarify and expand upon the existing financial statement disclosure requirements for derivative financial instruments, derivative commodity instruments and other financial instruments (collectively, “market sensitive instruments”). We do not generally enter into market sensitive instruments for trading purposes.

Our investment strategy seeks to maximize after-tax income through a high quality, diversified, taxable and tax-preferenced fixed maturity portfolio, while maintaining an adequate level of liquidity. Our mix of taxable and tax-preferenced investments is adjusted continuously, consistent with its current and projected operating results, market conditions and our tax position. The fixed maturities in the investment portfolio are comprised of available for sale securities. Additionally, we invest in equity securities, which we believe will enhance the risk-adjusted total return of the investment portfolio. We have also engaged in a small number of equity put options.

The overall investment strategy considers the scope of our present and anticipated operations. In particular, estimates of the financial impact resulting from non-investment asset and liability transactions, together with our capital structure and other factors, are used to develop a net liability analysis. This analysis includes estimated payout characteristics for which our investments provide liquidity. This analysis is considered in the development of specific investment strategies for asset allocation, duration and credit quality. The change in overall market sensitive risk exposure principally reflects the asset changes that took place during the period.

Interest Rate Risk.   Our $14.4 billion investment portfolio at June 30, 2007 is principally comprised of fixed maturity securities, which are subject to interest rate risk and foreign currency rate risk, and equity securities, which are subject to price fluctuations. The impact of the foreign exchange risks on the investment portfolio is generally mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity portfolio, including short-term investments, from a change in market interest rates. In a declining interest rate environment, it includes prepayment risk on the $1,429.6 million of mortgage-backed securities. Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The table below displays the potential impact of market value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $2.4 billion of short-term investments) as of June 30, 2007 based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates. For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually. To generate appropriate price estimates on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account. For legal entities with a non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios. All amounts are in U.S. dollars and are presented in millions.

                                             As of June 30, 2007
                                     Interest Rate Shift in Basis Points
----------------------------------------------------------------------------------------------------
                                       -200          -100            0          100         200
----------------------------------------------------------------------------------------------------
Total Market Value                  $ 13,008.5    $ 12,546.0   $ 12,061.6   $ 11,535.3   $ 10,998.8
Market Value Change from Base (%)          7.9%          4.0%         0.0%        -4.4%        -8.8%
Change in Unrealized Appreciation
 After–tax from Base ($)            $     710.9   $    363.4   $        -   $   (390.8)  $   (786.7)

We had $8,743.8 million and $8,840.1 million of reserves for losses and LAE as of June 30, 2007 and December 31, 2006, respectively. These amounts are recorded at their nominal value as opposed to fair value, which would reflect a discount adjustment to reflect the time value of money. Since losses are paid out over a period of time, the fair value of the reserves is less than the nominal value. As interest rates rise, the fair value of the reserves decreases and, conversely, as interest rates decline, the fair value increases. These movements are the opposite of the interest rate impacts on the fair value of investments. While the difference between fair value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid. Our loss and loss reserve obligations have an expected duration of approximately 3.8 years, which is reasonably consistent with our fixed income portfolio. If we were to discount our loss and LAE reserves, net of $0.7 billion of reinsurance receivables on unpaid losses, the discount would be approximately $1.6 billion resulting in a discounted reserve balance of approximately $6.4 billion, representing approximately 51% of the market value of the fixed maturity investment portfolio funds.

Equity Risk.   Equity risk is the potential change in market value of the common stock and preferred stock portfolios arising from changing equity prices. Our equity investments are mainly exchange traded and mutual funds, which invest principally in high quality common and preferred stocks that are traded on the major exchanges in the U.S. The primary investment objective of the equity portfolio is to obtain greater total return relative to bonds over time through market appreciation and income.

The table below displays the impact on market value and after-tax change in fair value of a 10% and 20% change in equity prices up and down for the period indicated. All amounts are in U.S. dollars and are presented in millions.

                                                As of June 30, 2007
                                      Change in Equity Fair Values in Percent
--------------------------------------------------------------------------------------------------------
                                          -20%          -10%           0%          10%           20%
--------------------------------------------------------------------------------------------------------

Fair Value of the Equity Portfolio     $ 1,241.0     $ 1,396.1     $ 1,551.2    $ 1,706.4     $ 1,861.5
After–tax Change in Fair Value         $  (252.4)    $  (126.2)    $       -    $   126.2     $   252.4

Foreign currency risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates. Each of our non-U.S./Bermuda (“foreign”) operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines. Generally, we prefer to maintain the capital of its operations in U.S. dollar assets, although this varies by regulatory jurisdiction in accordance with market needs. Each foreign operation may conduct business in its local currency, as well as the currency of other countries in which it operates. The primary foreign currency exposures for these foreign operations are the Canadian Dollar, the British Pound Sterling and the Euro. We mitigate foreign exchange exposure by generally matching the currency and duration of its assets to its corresponding operating liabilities. In accordance with FAS No. 52, “Foreign Currency Translation”, we translate the assets, liabilities and income of non-U.S. dollar functional currency legal entities to the U.S. dollar. This translation amount is reported as a component of other comprehensive income. As of June 30, 2007, there has been no material change in exposure to foreign exchange rates as compared to December 31, 2006.

Although not considered material in the context of our aggregate exposure to market sensitive instruments, we have issued six equity put options based on the S&P 500 index and one equity put option based on the FTSE 100 index, that are market sensitive and sufficiently unique to warrant supplemental disclosure.

We have sold six equity put options based on the S&P 500 index for total consideration, net of commissions, of $22.5 million. These contracts each have a single exercise date, with original maturities ranging from 12 to 30 years and strike prices ranging from $1,141.21 to $1,540.63. As of June 30, 2007, the S&P 500 Index stood at $1,502.97. No amounts will be payable under these contracts if the S&P 500 index is at or above the strike price on the exercise dates, which currently fall between June 2017 and March 2031. If the S&P 500 index is lower than the strike price on the applicable exercise date, the amount due will vary proportionately with the percentage by which the index is below the strike price. Based on historical index volatilities and trends and the June 30, 2007 index value, we estimate the probability for each contract of the S&P 500 index falling below the strike price on the exercise date to be less than 3.3%. The theoretical maximum payouts under the contracts would occur if on each of the exercise dates the S&P 500 index value were zero. The present value of these theoretical maximum payouts using a 6% discount factor is $219.5 million.

We have sold one equity put option based on the FTSE 100 index for total consideration, net of commissions, of $6.7 million. This contract has an exercise date of July 2020 and a strike price of £5,989.75. As of June 30, 2007, the FTSE 100 Index stood at £6,607.90. No amount will be payable under this contract if the FTSE 100 index is at or above the strike price on the exercise date. If the FTSE 100 index is lower than the strike price on the applicable exercise date, the amount due will vary proportionately with the percentage by which the index is below the strike price. Based on historical index volatilities and trends and the June 30, 2007 index value, we estimate the probability that the FTSE 100 index contract will fall below the strike price on the exercise date to be less than 5.6%. The theoretical maximum payout under the contract would occur if on the exercise date the FTSE 100 index value was zero. The present value of the theoretical maximum payout using a 6.0% discount factor is $30.3 million.

Because the equity put options are derivatives within the framework of FAS 133, we report the fair value of these instruments in its balance sheet and record any changes to fair value in its consolidated statements of operations and comprehensive income. We have recorded fair values for its obligations on these equity put options at June 30, 2007 and December 31, 2006 of $34.4 million and $37.5 million, respectively; however, we do not believe that the ultimate settlement of these transactions is likely to require a payment that would exceed the initial consideration received or any payment at all.

As there is no active market for these instruments, the determination of their fair value is based on an industry accepted option pricing model, which requires estimates and assumptions, including those regarding volatility and expected rates of return.

The table below estimates the impact of potential movements in interest rates and the equity indices, which are the principal factors affecting fair value of these instruments, looking forward from the fair value at June 30, 2007. These are estimates and there can be no assurance regarding future market performance. The asymmetrical results of the interest rate and S&P 500 and FTSE 100 indices shifts reflect that the liability cannot fall below zero whereas it can increase to its theoretical maximum.

                                                    As of June 30, 2007
                               Equity Indices Put Options Obligation — Sensitivity Analysis
(Dollars in millions)
------------------------------------------------------------------------------------------------------------
Interest Rate Shift in Basis Points:               -100          -50           0          50          100
------------------------------------------------------------------------------------------------------------
  Total Fair Value                                $ 48.0       $ 40.7       $ 34.4       $ 29.0     $ 24.4
  Fair Value Change from Base (%)                  -39.8%       -18.3%         0.0%        15.6%      28.9%

------------------------------------------------------------------------------------------------------------
Equity Indices Shift in Points:                    -200         -100           0          100         200
------------------------------------------------------------------------------------------------------------
  Total Fair Value                                $ 40.9       $ 37.4       $ 34.4       $ 31.7     $ 29.4
  Fair Value Change from Base (%)                  -19.0%        -8.9%         0.0%         7.8%      14.6%

------------------------------------------------------------------------------------------------------------
Combined Interest Rate / Equity Indices Shift:   -100/-200    -50/-100       0 / 0       50/100     100/200
------------------------------------------------------------------------------------------------------------
  Total Fair Value                                $ 56.5       $ 44.1       $ 34.4       $ 26.7     $ 20.7
  Fair Value Change from Base (%)                  -64.3%       -28.4%         0.0%        22.4%      39.9%

Safe Harbor Disclosure.   This report contains forward-looking statements within the meaning of the U.S. federal securities laws. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the federal securities laws. In some cases, these statements can be identified by the use of forward-looking words such as “may”, “will”, “should”, “could”, “anticipate”, “estimate”, “expect”, “plan”, “believe”, “predict”, “potential” and “intend”. Forward-looking statements contained in this report include information regarding our reserves for losses and LAE, the adequacy of our provision for uncollectible balances, estimates of our catastrophe exposure, the effects of catastrophic events on our financial statements, the ability of Everest Re, Holdings and Bermuda Re to pay dividends and the settlement costs of our specialized equity put options. Forward-looking statements only reflect our expectations and are not guarantees of performance. These statements involve risks, uncertainties and assumptions. Actual events or results may differ materially from our expectations. Important factors that could cause our actual events or results to be materially different from our expectations include the uncertainties that surround the estimating of reserves for losses and LAE, those discussed in Note 6 of Notes to Consolidated Financial Statements (unaudited) included in this report and the risks described under the caption “Risk Factors” in our most recent Annual Report on Form 10-K, Part I, Item 1A. We undertake no obligation to update or revise publicly any forward looking statements, whether as a result of new information, future events or otherwise.

PART I — Item 3

EVEREST RE GROUP, LTD.
QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

Market Risk Instruments. See “Liquidity and Capital Resources — Market Sensitive Instruments” in PART I — Item 2.

PART I – Item 4

EVEREST RE GROUP, LTD.
CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our management carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms. Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter covered by this report.

EVEREST RE GROUP, LTD.
OTHER INFORMATION

PART II – Item 1. Legal Proceedings

In the ordinary course of business, we are involved in lawsuits, arbitrations and other formal and informal dispute resolution procedures, the outcomes of which will determine our rights and obligations under insurance, reinsurance and other contractual agreements. In some disputes, we seek to enforce our rights under an agreement or to collect funds owing to it. In other matters, we are resisting attempts by others to collect funds or enforce alleged rights. These disputes arise from time to time and are ultimately resolved through both informal and formal means, including negotiated resolution, arbitration and litigation. In all such matters, we believe that its positions are legally and commercially reasonable. While the final outcome of these matters cannot be predicted with certainty, we do not believe that any of these matters, when finally resolved, will have a material adverse effect on our financial position or liquidity. However, an adverse resolution of one or more of these items in any one quarter or fiscal year could have a material adverse effect on our results of operations in that period.

In May 2005, Holdings received and responded to a subpoena from the SEC seeking information regarding certain loss mitigation insurance products. We have stated that Holdings will fully cooperate with this and any future inquiries and that Holdings does not believe that it has engaged in any improper business practices with respect to loss mitigation insurance products.

Our insurance subsidiaries have also received and have responded to broadly distributed information requests by state regulators including among others, from Delaware and Georgia.

PART II – Item 1A. Risk Factors

No material changes.

PART II – Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
                                IssuerPurchases of Equity Securities

--------------------------------------------------------------------------------------------------------
                                 Issuer Purchases of Equity Securities
--------------------------------------------------------------------------------------------------------
                                   (a)                (b)                   (c)                (d)
--------------------------------------------------------------------------------------------------------
                                                                                             Maximum
                                                                                           Number (or
                                                                                           Approximate
                                                                      Total Number of   Dollar Value) of
                                                                     Shares (or Units)  Shares (or Units)
                               Total Number                          Purchased as Part   that May Yet Be
                              of Shares (or       Average Price         of Publicly      Purchased Under
                                 Units)           Paid per Share      Announced Plans      the Plans or
 Period                        Purchased           (or Unit)            or Programs        Programs (2)
--------------------------------------------------------------------------------------------------------
April 1 - 30                           0                 N/A               199,000            2,901,000
--------------------------------------------------------------------------------------------------------
May 1 - 31 (1)                     1,486           $ 106.425                     0            2,901,000
--------------------------------------------------------------------------------------------------------
June 1 - 30                            0                 N/A                     0            2,901,000
--------------------------------------------------------------------------------------------------------
Total                              1,486           $ 106.425               199,000            2,901,000
--------------------------------------------------------------------------------------------------------

(1) The 1,486 shares were withheld as payment for taxes on restricted shares that became unrestricted in the quarter

(2) On September 21, 2004, the Company's board of directors approved an amended share repurchase program authorizing the Company and/or its subsidiary Holdings to purchase up to an aggregate of
5,000,000 of the Company's common shares through open market transactions, privately negotiated transactions or both.

PART II – Item 3. Defaults Upon Senior Securities

None.

PART II — Item 4. Submission of Matters to a Vote of Security Holders

(a) The Annual General Meeting of Shareholders of Everest Re Group, Ltd. was held on May 23, 2007.
(b) All director nominees were elected.
(c) Each matter voted upon at the meeting and the votes cast with respect to each such matter are as follows:

                                          Votes Cast

                                       -----------------

                                          59,994,572
                                                            Against or                          Broker
                                             For             Withheld          Abstain        Non-votes

                                       ----------------------------------------------------------------------

Approval of the appointment
of an independent registered
public accounting firm for the
2007 audit                                59,976,731           11,227           6,614              -

Election of directors for a term
expiring 2010:

Kenneth J. Duffy                          59,640,950          353,622             N/A              -

Joseph V. Taranto                         59,183,297          811,275             N/A              -

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

Dated: August 9, 2007