Form 10-Q
period 2007-09-30
EVEREST RE GROUP LTD
filed 2007-11-09
CIK 1095073

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2007			Commission file number: 1-15731

EVEREST RE GROUP, LTD. (Exact name of registrant as specified in its charter)
Bermuda			98-0365432
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

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

Large accelerated filer	X	Accelerated filer		Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

	YES		NO	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at November 1, 2007
Common Shares, $0.1 par value	62,865,395

EVEREST RE GROUP, LTD.

Index To Form 10-Q

PART I

FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements

	Consolidated Balance Sheets at September 30, 2007 (unaudited)
	and December 31, 2006	3

	Consolidated Statements of Operations and Comprehensive Income for the
	three and nine months ended September 30, 2007 and 2006 (unaudited)	4

	Consolidated Statements of Changes in Shareholders’ Equity for the
	three and nine months ended September 30, 2007 and 2006 (unaudited)	5

	Consolidated Statements of Cash Flows for the three and nine months
	ended September 30, 2007 and 2006 (unaudited)	6

	Notes to Consolidated Interim Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operation	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	54

Item 4.	Controls and Procedures	55

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings	56

Item 1A.	Risk Factors	56

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	57

Item 3.	Defaults Upon Senior Securities	57

Item 4.	Submission of Matters to a Vote of Security Holders	57

Item 5.	Other Information	57

Item 6.	Exhibits	58

EVEREST RE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Dollars in thousands, except par value per share)	2007	2006
	(unaudited)
ASSETS:
Fixed maturities - available for sale, at market value
(amortized cost: 2007, $9,740,585; 2006, $10,210,165)	$ 9,788,628	$ 10,319,850
Equity securities - available for sale, at market value (cost: 2007, $28,961; 2006, $1,252,595)	29,118	1,613,678
Equity securities - available for sale, at fair value	1,590,446	-
Short-term investments	2,666,351	1,306,498
Other invested assets (cost: 2007, $606,467; 2006, $466,232)	608,193	467,193
Cash	206,062	249,868
Total investments and cash	14,888,798	13,957,087
Accrued investment income	134,692	141,951
Premiums receivable	994,309	1,136,787
Reinsurance receivables	699,107	772,813
Funds held by reinsureds	302,051	284,809
Deferred acquisition costs	388,422	388,117
Prepaid reinsurance premiums	42,331	67,757
Deferred tax asset	144,524	220,047
Federal income taxes recoverable	125,435	-
Other assets	141,259	138,202
TOTAL ASSETS	$ 17,860,928	$ 17,107,570

LIABILITIES:
Reserve for losses and loss adjustment expenses	$ 8,811,411	$ 8,840,140
Future policy benefit reserve	88,906	100,962
Unearned premium reserve	1,558,278	1,612,250
Funds held under reinsurance treaties	73,213	70,982
Losses in the course of payment	52,473	55,290
Commission reserves	35,214	23,665
Other net payable to reinsurers	29,651	47,483
Current federal income taxes payable	-	43,002
8.75% Senior notes due 3/15/2010	199,653	199,560
5.4% Senior notes due 10/15/2014	249,680	249,652
6.6% Long term notes due 5/1/2067	399,638	-
Junior subordinated debt securities payable	546,393	546,393
Accrued interest on debt and borrowings	19,968	10,041
Other liabilities	184,106	200,463
Total liabilities	12,248,584	11,999,883

Commitments and Contingencies (Note 6)

SHAREHOLDERS' EQUITY:
Preferred shares, par value: $0.01; 50 million shares authorized;
no shares issued and outstanding	-	-
Common shares, par value: $0.01; 200 million shares authorized;
(2007) 62.8 million and (2006) 65.0 million issued and outstanding	653	650
Additional paid-in capital	1,798,770	1,770,496
Accumulated other comprehensive income, net of deferred income taxes of
$56.3 million at 2007 and $175.0 million at 2006	78,490	348,543
Treasury shares, at cost; (2007) 2.5 million shares and (2006) 0.0 million shares	(240,420)	-
Retained earnings	3,974,851	2,987,998
Total shareholders' equity	5,612,344	5,107,687
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 17,860,928	$ 17,107,570

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share amounts)	2007	2006	2007	2006
	(unaudited)		(unaudited)
REVENUES:
Premiums earned	$ 997,055	$ 958,343	$ 3,001,104	$ 2,873,465
Net investment income	172,802	147,470	508,291	445,829
Net realized capital gains	18,579	8,651	151,245	24,724
Net derivative (expense) income	(1,564)	(6,201)	1,663	(1,006)
Other income	15,138	5,626	10,759	1,294
Total revenues	1,202,010	1,113,889	3,673,062	3,344,306

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	583,240	546,670	1,768,122	1,789,250
Commission, brokerage, taxes and fees	240,135	215,971	700,213	659,876
Other underwriting expenses	40,316	34,118	113,917	96,777
Interest expense on senior notes	7,791	7,788	23,370	23,361
Interest expense on long term notes	6,601	-	10,928	-
Interest expense on junior subordinated debt	9,362	9,362	28,086	28,086
Amortization of bond issue costs	2,703	235	5,625	704
Interest and fee expense on credit facilities	376	90	530	285
Total claims and expenses	890,524	814,234	2,650,791	2,598,339

INCOME BEFORE TAXES	311,486	299,655	1,022,271	745,967
Income tax expense	64,899	53,977	195,234	111,490

NET INCOME	$ 246,587	$ 245,678	$ 827,037	$ 634,477
Other comprehensive income (loss), net of tax	90,660	204,250	(19,238)	45,633

COMPREHENSIVE INCOME	$ 337,247	$ 449,928	$ 807,799	$ 680,110

PER SHARE DATA:
Average shares outstanding (000's)	62,751	64,733	63,269	64,688
Net income per common share - basic	$ 3.93	$ 3.80	$ 13.07	$ 9.81

Average diluted shares outstanding (000's)	63,268	65,375	63,798	65,325
Net income per common share - diluted	$ 3.90	$ 3.76	$ 12.96	$ 9.71

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS' EQUITY

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except share amounts)	2007	2006	2007	2006
	(unaudited)		(unaudited)
COMMON SHARES (shares outstanding):
Balance, beginning of period	63,198,640	64,948,041	65,043,976	64,643,338
Issued during the period, net	45,745	11,415	299,409	316,118
Treasury shares acquired	(417,100)	-	(2,516,100)	-
Balance, end of period	62,827,285	64,959,456	62,827,285	64,959,456

COMMON SHARES (par value):
Balance, beginning of period	$ 653	$ 649	$ 650	$ 646
Issued during the period, net	-	1	3	4
Balance, end of period	653	650	653	650

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	1,791,220	1,756,511	1,770,496	1,731,746
Share-based compensation plans	7,494	2,622	28,125	27,305
Other	56	38	149	120
Balance, end of period	1,798,770	1,759,171	1,798,770	1,759,171

ACCUMULATED OTHER COMPREHENSIVE INCOME,
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	(12,170)	62,529	348,543	221,146
Cumulative effect to adopt FAS 159, net of tax	-	-	(250,815)	-
Net increase (decrease) during the period	90,660	204,250	(19,238)	45,633
Balance, end of period	78,490	266,779	78,490	266,779

RETAINED EARNINGS:
Balance, beginning of period	3,758,302	2,559,376	2,987,998	2,186,156
Cumulative effect to adopt FAS 159, net of tax	-	-	250,815	-
Net income	246,587	245,678	827,037	634,477
Dividends declared ($0.48 and $1.44 per share in 2007
and $0.12 and $0.36 per share in 2006)	(30,038)	(7,798)	(90,999)	(23,377)
Balance, end of period	3,974,851	2,797,256	3,974,851	2,797,256

TREASURY SHARES AT COST:
Balance, beginning of period	(200,080)	-	-	-
Purchase of treasury shares	(40,340)	-	(240,420)	-
Balance, end of period	(240,420)	-	(240,420)	-

TOTAL SHAREHOLDERS' EQUITY, END OF PERIOD	$ 5,612,344	$ 4,823,856	$ 5,612,344	$ 4,823,856

The accompanying notes are an integral part of the consolidated financial statements

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2007	2006	2007	2006
	(unaudited)		(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 246,587	$ 245,678	$ 827,037	$ 634,477
Adjustments to reconcile net income to net cash provided by
operating activities:
Decrease in premiums receivable	100,732	6,005	149,022	75,067
Increase in funds held by reinsureds, net	(12,225)	(37,722)	(11,244)	(80,331)
Decrease in reinsurance receivables	33,163	113,109	87,661	216,310
Decrease (increase) in deferred tax asset	57,588	(851)	83,993	(5,836)
Increase (decrease) in reserve for losses and loss adjustment expenses	28,469	(195,795)	(105,541)	(373,306)
Decrease in future policy benefit reserve	(4,631)	(5,507)	(12,056)	(21,859)
Increase (decrease) in unearned premiums	48,788	53,403	(62,559)	29,022
Change in other assets and liabilities, net	(122,302)	2,017	(193,291)	16,493
Non-cash compensation expense	4,218	3,205	13,505	9,555
Amortization of bond premium	(5,887)	6,015	(6,713)	19,230
Amortization of underwriting discount on senior notes	42	38	122	111
Realized capital gains	(18,579)	(8,651)	(151,245)	(24,724)
Net cash provided by operating activities	355,963	180,944	618,691	494,209

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale, at market value	384,354	258,708	1,001,549	617,797
Proceeds from fixed maturities sold - available for sale, at market value	52,087	2,215	256,122	154,590
Proceeds from equity securities - available for sale, at market value	-	66,273	-	186,495
Proceeds from equity securities - available for sale, at fair value	143,606	-	1,462,167	-
Proceeds from other invested assets sold	25,080	15,618	52,463	42,321
Cost of fixed maturities acquired - available for sale, at market value	(472,811)	(107,552)	(728,298)	(950,459)
Cost of equity securities acquired - available for sale, at market value	-	(62,580)	-	(440,350)
Cost of equity securities acquired - available for sale, at fair value	(169,080)	-	(1,307,488)	-
Cost of other invested assets acquired	(29,307)	(74,076)	(149,072)	(133,028)
Net (purchases) sales of short-term securities	(209,356)	(237,254)	(1,312,446)	116,610
Net decrease (increase) in unsettled securities transactions	7,493	(8,726)	3,081	(9,926)
Net cash used in investing activities	(267,934)	(147,374)	(721,922)	(415,950)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares issued during the period	3,332	(545)	14,772	17,873
Purchase of treasury stock	(40,340)	-	(240,420)	-
Net proceeds from issuance of long term notes	-	-	395,637	-
Dividends paid to shareholders	(30,038)	(7,798)	(90,999)	(23,377)
Net cash (used in) provided by financing activities	(67,046)	(8,343)	78,990	(5,504)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(2,711)	9,112	(19,565)	29,732

Net increase (decrease) in cash	18,272	34,339	(43,806)	102,487
Cash, beginning of period	187,790	175,423	249,868	107,275
Cash, end of period	$ 206,062	$ 209,762	$ 206,062	$ 209,762

SUPPLEMENTAL CASH FLOW INFORMATION
Cash transactions:
Income taxes paid	$ 107,438	$ 37,718	$ 267,744	$ 12,632
Interest paid	$ 18,489	$ 18,103	$ 52,867	$ 52,621

The accompanying notes are an integral part of the consolidated financial statements

EVEREST RE GROUP, LTD.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended September 30, 2007 and 2006

1. General

As used in this document, “Group” means Everest Re Group, Ltd.; “Holdings” means Everest Reinsurance Holdings, Inc.; “Everest Re” means Everest Reinsurance Company and its subsidiaries (unless the context otherwise requires); and the “Company” means Everest Re Group, Ltd. and its subsidiaries.

The unaudited consolidated financial statements of the Company for the three and nine months ended September 30, 2007 and 2006 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis. Certain financial information, which is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), has been omitted since it is not required for interim reporting purposes. The year end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results for the three and nine months ended September 30, 2007 and 2006 are not necessarily indicative of the results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2006, 2005 and 2004 included in the Company’s most recent Form 10-K filing.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards (“FAS”) No. 157 “Fair Value Measurements” (“FAS 157”), which is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years with early application encouraged. FAS 157 defines fair value, establishes a framework for measuring fair value consistently in GAAP and expands disclosures about fair value measurements. The Company adopted FAS 157 as of January 1, 2007.

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

In February 2007, the FASB issued FAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment to FASB Statement No. 115” (“FAS 159”), which is effective for employers with publicly traded equity securities as of the end of the fiscal year ending after November 15, 2007. FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company adopted FAS 159 as of January 1, 2007.

3. Fair Value

Effective January 1, 2007, the Company adopted and implemented FAS 159 for its actively managed equity securities. In conjunction with the Company implementing a more active management strategy for these securities, FAS 159 provided an appropriate accounting and presentation of these investments in the Company’s consolidated financial statements. Upon adoption of FAS 159, the Company recognized a $250.8 million cumulative-effect adjustment to retained earnings, net of $110.3 million of tax. The Company recorded $136.4 million net realized capital gains in the consolidated statements of operations and comprehensive income due to fair value re-measurement for the nine months ended September 30, 2007.

As a result of early FAS 159 adoption and implementation, the Company also adopted and implemented FAS 157. The following table presents the fair value measurement levels for all assets and liabilities, which the Company has recorded at fair value as of the period indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
(Dollars in thousands)	2007	(Level 1)	(Level 2)	(Level 3)

Assets:
Fixed maturities	$ 9,788,628	$ 9,692,008	$ 96,620	$ -
Equity securities, fair value	1,590,446	1,590,446	-	-
Equity securities, market value	29,118	29,118	-	-

Liabilities:
Equity put options	$ 36,058	$ -	$ 36,058	$ -

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

•

On April 26, 2007, Holdings completed a public offering of $400.0 million principal amount of 6.6% fixed to floating rate long term subordinated notes with a scheduled maturity date of May 15, 2037 and a final maturity date of May 1, 2067. The net proceeds from the offering will be used to redeem all of the outstanding 7.85% junior subordinated debt securities and for general corporate purposes. Notice was given to the trustee on October 15, 2007, in accordance with the November 14, 2002 Junior Subordinated Indenture, to redeem the 7.85% junior subordinated debt securities on November 15, 2007.

5. Earnings Per Common Share

Net income per common share has been computed below, based upon weighted average common and diluted shares outstanding.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share amounts)	2007	2006	2007	2006

Net income (numerator)	$ 246,587	$ 245,678	$ 827,037	$ 634,477

Weighted average common and effect of
dilutive shares used in the computation
of net income per share:
Weighted average shares
outstanding - basic (denominator)	62,751	64,733	63,269	64,688
Effect of dilutive shares	517	642	529	637
Weighted average shares
outstanding - diluted (denominator)	63,268	65,375	63,798	65,325

Net income per common share:
Basic	$ 3.93	$ 3.80	$ 13.07	$ 9.81
Diluted	$ 3.90	$ 3.76	$ 12.96	$ 9.71

Options to purchase 4,000 common shares at a price of $106.275 were outstanding for the three and nine months ended September 30, 2007, but were not included in the computation of earnings per diluted share as the options’ exercise price was greater than the average market price of the common shares for the relevant periods. Options to purchase 317,100 common shares at prices ranging from $95.05 to $99.98 were outstanding for the three and nine months ended September 30, 2006, but were not included in the computation of earnings per diluted share as the options’ exercise price was greater than the average market price of the common shares for the relevant periods. All outstanding options expire on or between September 25, 2008 and May 29, 2017.

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

In 1993 and prior, the Company had a business arrangement with The Prudential Insurance Company of America (“The Prudential”) wherein, for a fee, the Company accepted settled claim payment obligations of certain property and casualty insurers, and, concurrently, became the owner of the annuity or assignee of the annuity proceeds funded by the property and casualty insurers specifically to fulfill these fully settled obligations. In these circumstances, the Company would be liable if The Prudential, which has an A+ (Superior) financial strength rating from A.M. Best Company (“A.M. Best”), were unable to make the annuity payments. The estimated cost to replace all such annuities for which the Company was contingently liable at September 30, 2007 was $149.8 million.

Prior to its 1995 initial public offering, the Company purchased annuities from an unaffiliated life insurance company with an A+ (Superior) financial strength rating from A.M. Best to settle certain claim liabilities of the company. Should the life insurance company become unable to make the annuity payments, the Company would be liable for those claim liabilities. The estimated cost to replace such annuities at September 30, 2007 was $21.2 million.

7. Other Comprehensive Income (Loss)

The following table presents the components of other comprehensive income (loss) for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2007	2006	2007	2006
Net unrealized appreciation (depreciation) of
investments, net of deferred income taxes	$ 76,357	$ 197,008	$ (43,131)	$ 8,997
Currency translation adjustments, net of
deferred income taxes	14,303	7,242	23,893	36,636

Other comprehensive income (loss),
net of deferred income taxes	$ 90,660	$ 204,250	$ (19,238)	$ 45,633

8. Letters of Credit

The Company has arrangements available for the issuance of letters of credit, which letters are generally collateralized by the Company’s cash and investments. The Company’s agreement with Citibank is a bilateral letter of credit agreement only, while the Company’s other facility, the Wachovia Syndicated Facility, involves a syndicate of lenders (see Note 13, tranche two of the Group Credit Facility), with Wachovia acting as administrative agent. At September 30, 2007 and December 31, 2006, letters of credit for $384.4 million and $460.0 million, respectively, were issued and outstanding, generally supporting reinsurance provided by the Company’s non-U.S. operations. The following table summarizes the Company’s letters of credit as of September 30, 2007.

(Dollars in thousands)
Bank		Commitment	In Use	Date of Expiry
Citibank		$ 350,000	$ 16,809	12/31/2007
			11,216	08/31/2008
			1,304	12/31/2008
			123,132	12/31/2009
			22,325	12/31/2011
Total Citibank Agreement		$ 350,000	$ 174,786

Wachovia Syndicated Facility	Tranche One	$ 350,000	$ -	-
	Tranche Two	500,000	961	11/03/2007
			48,075	11/13/2007
			146,613	12/31/2007
			13,986	05/09/2008
Total Wachovia Syndicated Facility		$ 850,000	$ 209,635

Total letters of credit		$ 1,200,000	$ 384,421

9. Trust Agreements

Certain subsidiaries of Group, principally Everest Reinsurance (Bermuda), Ltd. (“Bermuda Re”), a Bermuda insurance company and direct subsidiary of Group, have established trust agreements as security for assumed losses payable to certain non-affiliated ceding companies, which effectively use Company investments as collateral. At September 30, 2007, the total amount on deposit in trust accounts was $122.9 million.

10. Senior Notes

On October 12, 2004, Holdings completed a public offering of $250.0 million principal amount of 5.40% senior notes due October 15, 2014. On March 14, 2000, Holdings completed a public offering of $200.0 million principal amount of 8.75% senior notes due March 15, 2010.

Interest expense incurred in connection with these senior notes was $7.8 million for the three months ended September 30, 2007 and 2006 and $23.4 million for the nine months ended September 30, 2007 and 2006. Market value, which is based on quoted market price at September 30, 2007 and December 31, 2006, was $242.9 million and $248.1 million, respectively, for the 5.40% senior notes and $213.7 million and $219.8 million, respectively, for the 8.75% senior notes.

11. Long Term Subordinated Notes

On April 26, 2007, Holdings completed a public offering of $400.0 million principal amount of 6.6% fixed to floating rate long term subordinated notes with a scheduled maturity date of May 15, 2037 and a final maturity date of May 1, 2067. During the fixed rate interest period from May 3, 2007 through May 14, 2017, interest will be at the annual rate of 6.6%, payable semi-annually in arrears on November 15 and May 15 of each year, commencing on November 15, 2007, subject to Holdings’ right to defer interest on one or more occasions for up to ten consecutive years. During the floating rate interest period from May 15, 2017 through maturity, interest will be based on the 3 month London Interbank Offered Rate (“LIBOR”) plus 238.5 basis points, reset quarterly, payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, subject to Holdings’ right to defer interest on one or more occasions for up to ten consecutive years. Deferred interest will accumulate interest at the applicable rate compounded semi-annually for periods prior to May 15, 2017, and compounded quarterly for periods from and including May 15, 2017.

Holdings can redeem the long term subordinated notes prior to May 15, 2017, in whole but not in part at the applicable redemption price, which will equal the greater of (a) 100% of the principal amount being redeemed and (b) the present value of the principal payment on May 15, 2017 and scheduled payments of interest that would have accrued from the redemption date to May 15, 2017 on the long term subordinated notes being redeemed, discounted to the redemption date on a semi-annual basis at a discount rate equal to the treasury rate plus an applicable spread of either 0.25% or 0.50%, in each case plus accrued and unpaid interest. Holdings may redeem the long term subordinated notes on or after May 15, 2017, in whole or in part at 100% of the principal amount plus accrued and unpaid interest; however, redemption on or after the scheduled maturity date and prior to May 1, 2047 are subject to a replacement capital covenant. This covenant is for the benefit of certain senior note holders and it mandates that Holdings receive proceeds from the sale of another subordinated debt issue, of at least similar size, before it may redeem the subordinated notes.

Interest expense incurred in connection with these long term notes was $6.6 million for the three months ended September 30, 2007 and $10.9 million for the nine months ended September 30, 2007. Market value, which is based on quoted market price at September 30, 2007, was $374.5 million for the 6.6% long term subordinated notes.

12. Junior Subordinated Debt Securities Payable

On March 29, 2004, Holdings issued $329.9 million of 6.20% junior subordinated debt securities due March 29, 2034 to Everest Re Capital Trust II (“Capital Trust II”). Holdings may redeem the junior subordinated debt securities before their maturity at 100% of their principal amount plus accrued interest to the date of redemption. The securities may be redeemed, in whole or in part, on one or more occasions at any time on or after March 30, 2009; or at any time, in whole, but not in part, within 90 days of the occurrence and continuation of a determination that the Trust may become subject to tax or the Investment Company Act.

On November 14, 2002, Holdings issued $216.5 million of 7.85% junior subordinated debt securities due November 15, 2032 to Everest Re Capital Trust (“Capital Trust”). Holdings will redeem all of the junior subordinated debt securities at 100% of their principal amount plus accrued interest on November 15, 2007.

Fair value, which is primarily based on quoted market price of the related trust preferred securities at September 30, 2007 and December 31, 2006, was $288.0 million and $316.3 million, respectively, for the 6.20% junior subordinated debt securities and $217.8 million and $221.2 million, respectively, for the 7.85% junior subordinated debt securities.

Interest expense incurred in connection with these junior subordinated notes was $9.4 million for the three months ended September 30, 2007 and 2006 and $28.1 million for the nine months ended September 30, 2007 and 2006.

Capital Trust and Capital Trust II are wholly owned finance subsidiaries of Holdings.

Holdings considers that the mechanisms and obligations relating to the trust preferred securities, taken together, constitute a full and unconditional guarantee by Holdings of Capital Trust and Capital Trust II’s payment obligations with respect to their respective trust preferred securities.

Capital Trust will redeem all of the outstanding trust preferred securities on November 15, 2007, which is when the junior subordinated debt securities will be paid.

Capital Trust II will redeem all of the outstanding trust preferred securities when the junior subordinated debt securities are paid at maturity on March 29, 2034. The Company may elect to redeem the junior subordinated debt securities, in whole or in part, at any time on or after March 30, 2009. If such an early redemption occurs, the outstanding trust preferred securities would also be proportionately redeemed.

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

13. Credit Line

Effective July 27, 2007, Group, Bermuda Re and Everest International Reinsurance, Ltd. (“Everest International”) entered into a new five year, $850.0 million senior credit facility with a syndicate of lenders, replacing the December 8, 2004, senior credit facilities, which would have expired on December 8, 2007. Both the July 27, 2007 and December 8, 2004 senior credit facilities are referred to as the “Group Credit Facility”. Wachovia Bank is the administrative agent for the Group Credit Facility, which consists of two tranches. Tranche one provides up to $350.0 million of revolving credit for liquidity and general corporate purposes, and for the issuance of unsecured standby letters of credit. The interest on the revolving loans shall, at the Company's option, be either (1) the Base Rate (as defined below) or (2) an adjusted LIBOR plus a margin. The Base Rate is the higher of (a) the prime commercial lending rate established by Wachovia Bank or (b) the Federal Funds Rate plus 0.5% per annum. The amount of margin and the fees payable for the Group Credit Facility depends on Group’s senior unsecured debt rating. Tranche two exclusively provides up to $500.0 million for the issuance of standby letters of credit on a collateralized basis.

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth. Minimum net worth is an amount equal to the sum of $3,575.4 million plus 25% of consolidated net income for each of Group’s fiscal quarters, for which statements are available ending on or after January 1, 2007, for which consolidated net increase is positive, plus 25% of any increase in consolidated net worth during such period attributable to the issuance of ordinary and preferred shares. As of September 30, 2007, the Company was in compliance with all Group Credit Facility covenants.

For the three and nine months ended September 30, 2007 and 2006, there were no outstanding borrowings under tranche one of the Group Credit Facility. At September 30, 2007, there was $209.6 million used of the $500.0 million available for tranche two standby letters of credit.

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

The Holdings Credit Facility requires Holdings to maintain a debt to capital ratio of not greater than 0.35 to 1 and Everest Re to maintain its statutory surplus at $1.5 billion plus 25% of future aggregate net income and 25% of future aggregate capital contributions after December 31, 2005. As of September 30, 2007, Holdings was in compliance with all Holdings Credit Facility covenants.

For the three and nine months ended September 30, 2007 and 2006, there were no outstanding borrowings under the Holdings Credit Facility.

Interest expense and fees incurred in connection with the Group Credit Facility and the Holdings Credit Facility were $0.4 million and $0.5 million for the three and nine months ended September 30, 2007, respectively, and $0.1 million and $0.3 million for the three and nine months ended September 30, 2006, respectively, all of which were fees.

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

The following tables represent the relevant underwriting results for the operating segments for the periods indicated:

	U.S. Reinsurance
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2007	2006	2007	2006
Gross written premiums	$ 327,483	$ 332,923	$ 953,505	$ 989,337
Net written premiums	327,051	332,638	947,526	984,668

Premiums earned	$ 317,741	$ 316,229	$ 985,275	$ 954,650
Incurred losses and LAE	167,254	187,114	399,798	630,915
Commission and brokerage	81,158	69,727	238,760	233,238
Other underwriting expenses	7,279	6,444	21,093	17,584
Underwriting gain	$ 62,050	$ 52,944	$ 325,624	$ 72,913

	U.S. Insurance
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2007	2006	2007	2006
Gross written premiums	$ 228,207	$ 249,346	$ 607,217	$ 662,742
Net written premiums	210,725	227,950	553,502	586,889

Premiums earned	$ 184,422	$ 191,643	$ 555,475	$ 556,943
Incurred losses and LAE	128,397	123,732	433,116	370,255
Commission and brokerage	33,851	27,381	102,487	82,378
Other underwriting expenses	15,242	12,715	39,621	34,809
Underwriting gain (loss)	$ 6,932	$ 27,815	$ (19,749)	$ 69,501

	Specialty Underwriting
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2007	2006	2007	2006
Gross written premiums	$ 70,508	$ 77,844	$ 201,566	$ 194,958
Net written premiums	69,422	74,879	198,550	188,677

Premiums earned	$ 67,126	$ 69,219	$ 199,968	$ 187,309
Incurred losses and LAE	39,618	33,208	135,367	114,779
Commission and brokerage	17,273	15,901	48,545	49,399
Other underwriting expenses	1,718	1,714	5,082	4,656
Underwriting gain	$ 8,517	$ 18,396	$ 10,974	$ 18,475

	International
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2007	2006	2007	2006
Gross written premiums	$ 213,635	$ 186,063	$ 589,605	$ 541,420
Net written premiums	213,570	186,032	590,068	541,248

Premiums earned	$ 203,080	$ 177,189	$ 591,733	$ 533,031
Incurred losses and LAE	125,286	75,837	383,429	288,479
Commission and brokerage	48,622	44,033	145,211	130,909
Other underwriting expenses	4,144	3,441	12,194	9,804
Underwriting gain	$ 25,028	$ 53,878	$ 50,899	$ 103,839

	Bermuda
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2007	2006	2007	2006
Gross written premiums	$ 234,840	$ 201,985	$ 675,010	$ 625,096
Net written premiums	234,761	203,179	674,296	625,507

Premiums earned	$ 224,686	$ 204,063	$ 668,653	$ 641,532
Incurred losses and LAE	122,685	126,779	416,412	384,822
Commission and brokerage	59,231	58,929	165,210	163,952
Other underwriting expenses	5,088	4,318	14,275	11,829
Underwriting gain	$ 37,682	$ 14,037	$ 72,756	$ 80,929

The following table reconciles the underwriting results for the operating segments to income before tax as reported in the consolidated statements of operations and comprehensive income for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2007	2006	2007	2006
Underwriting gain	$ 140,209	$ 167,070	$ 440,504	$ 345,657
Net investment income	172,802	147,470	508,291	445,829
Net realized capital gains	18,579	8,651	151,245	24,724
Net derivative (expense) income	(1,564)	(6,201)	1,663	(1,006)
Corporate expenses	(6,845)	(5,486)	(21,652)	(18,095)
Interest, fee and bond issue cost
amortization expense	(26,833)	(17,475)	(68,539)	(52,436)
Other income	15,138	5,626	10,759	1,294
Income before taxes	$ 311,486	$ 299,655	$ 1,022,271	$ 745,967

The Company produces business in the U.S., Bermuda and internationally. The net income deriving from and assets residing in the individual foreign countries in which the Company writes business are not identifiable in the Company’s financial records. Based on written premium, the largest country, other than the U.S., in which the Company writes business is the United Kingdom, with $136.1 million and $353.9 million of written premium for the three and nine months ended September 30, 2007, respectively. No other country represented more than 5% of the Company’s revenues.

15. Derivatives

The Company has sold seven equity put options, which are outstanding. These products meet the definition of a derivative under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). The Company’s position in these contracts is unhedged and is accounted for as a derivative in accordance with FAS 133. Accordingly, these contracts are carried at fair value and are recorded in “Other liabilities” in the consolidated balance sheets and changes in fair value are recorded in the consolidated statements of operations and comprehensive income. The Company recorded net derivative expense of $1.6 million and $6.2 million for three months ended September 30, 2007 and 2006, respectively, and net derivative income of $1.7 million and net derivative expense of $1.0 million for the nine months ended September 30, 2007 and 2006, respectively.

As there is no active market for these instruments, the determination of their fair value is calculated using an industry accepted option pricing model, Black-Scholes, which uses the following inputs:

		Contract
	Contracts	based on
	based on	FTSE 100
	S & P 500 Index	Index

Equity index at September 30, 2007	1,526.8	6,466.8
Interest rate	5.51% to 5.80%	5.58%
Time to maturity	9.7 to 23.5 yrs	12.8 yrs
Volatility	24.7% to 27.0%	32.9%

16. Share-Based Compensation Plans

There were no share-based compensation awards granted for the three months ended September 30, 2007.

17. Retirement Benefits

The Company maintains both qualified and non-qualified defined benefit pension plans for its U.S. employees. In addition, the Company has a retiree health plan for eligible retired employees.

Net periodic benefit cost for U.S. employees included the following components for the periods indicated:

	Pension Benefits

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2007	2006	2007	2006
Service cost	$ 1,225	$ 1,271	$ 3,675	$ 3,817
Interest cost	1,353	1,223	4,057	3,667
Expected return on plan assets	(1,385)	(1,135)	(4,157)	(3,404)
Amortization of prior service cost	31	32	95	95
Amortization of net loss	467	663	1,401	1,988
Net periodic benefit cost	$ 1,691	$ 2,054	$ 5,071	$ 6,163

	Other Benefits

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2007	2006	2007	2006
Service cost	$ 157	$ 158	$ 473	$ 473
Interest cost	130	116	388	348
Amortization of net loss	-	13	-	38
Net periodic benefit cost	$ 287	$ 287	$ 861	$ 859

The Company contributed $0.8 million and $2.4 million to the pension benefit plan for the three and nine months ended September 30, 2007. The Company contributed $1.8 million and $3.8 million to the pension plan for the three and nine months ended September 30, 2006.

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

PART I - Item 2

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

Through the third quarter of 2007, we observed increased competition with slightly reduced rates, higher commissions and demands by cedants for improved terms and conditions. The extent of the increased competition and its affect on rates, terms and conditions varied widely by market and coverage types. One of the lesser impacted markets was property catastrophe retrocession coverage in regions that were most affected by the catastrophe events of 2005, principally Hurricanes Katrina, Rita and Wilma. Reinsurance capacity in areas including southeastern U.S. exposures and energy lines continued to be constrained. In January 2007, the state of Florida passed legislation that increased coverage provided by the Florida Hurricane Catastrophe Fund, thus potentially reducing the amount of reinsurance that Florida companies will purchase from the private reinsurance market. In addition, the legislature broadened the mandate of the state sponsored homeowners’ insurance company to render it a fully competitive market participant. Although we are unable to predict the impact on future market conditions from the increased competition and legislative developments, we believe that our clients continue to write profitable business in Florida and will continue to purchase both quota share and catastrophe coverage, although at likely lower volumes. The balance of the U.S. and international property lines experienced mostly modest price declines but are still adequately priced.

Our U.S. and international casualty lines experienced weaker market conditions led by the medical stop loss and D&O reinsurance classes, as well as the California workers’ compensation insurance line. We believe that U.S. casualty reinsurance generally remains adequately priced. We also believe that increased primary price competition and cedants’ increased appetite for retaining more profitable business net, following several highly profitable years has resulted in modestly softer, but profitable, reinsurance pricing. Our U.S. insurance operation was also affected by these primary casualty insurance market conditions; however, given the specialty nature of our business, we believe the impact to be less severe than on the market, generally.

We are unable to predict the impact on future market conditions from increased competition and legislative initiatives. In addition to these market forces, reinsurers continue to reassess their risk appetites and rebalance their property portfolios to obtain a greater spread of risk against the backdrop of: (i) recent revisions to the industry’s catastrophe loss projection models, which are indicating significantly higher loss potentials and consequently higher pricing requirements and (ii) elevated rating agency scrutiny and capital requirements for many catastrophe exposed companies.

In light of our 2005 catastrophe experience, we have re-examined our risk management practices and concluded that our control framework operated generally as intended. We rebalanced our property portfolio, particularly within peak catastrophe zones, including the Southeast U.S., Mexico and Gulf of Mexico. This effort has enabled us to benefit from market dislocations by carefully shifting the mix of our writings toward the most profitable classes, lines, customers and territories and by enhancing our portfolio balance and diversification.

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

Consolidated Financial Results

We monitor and evaluate our overall performance based upon financial results. The following table displays a summary of the consolidated net income, ratios and shareholders’ equity for the periods indicated:

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	September 30,		Increase/	September 30,		Increase/
(Dollars in thousands)	2007	2006	(Decrease)	2007	2006	(Decrease)

Gross written premiums	$ 1,074,673	$ 1,048,161	2.5%	$ 3,026,903	$ 3,013,553	0.4%
Net written premiums	1,055,529	1,024,678	3.0%	2,963,942	2,926,989	1.3%

REVENUES:
Premiums earned	$ 997,055	$ 958,343	4.0%	$ 3,001,104	$ 2,873,465	4.4%
Net investment income	172,802	147,470	17.2%	508,291	445,829	14.0%
Net realized capital gains	18,579	8,651	114.8%	151,245	24,724	NM
Net derivative (expense) income	(1,564)	(6,201)	74.8%	1,663	(1,006)	NM
Other income	15,138	5,626	169.1%	10,759	1,294	NM
Total revenues	1,202,010	1,113,889	7.9%	3,673,062	3,344,306	9.8%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	583,240	546,670	6.7%	1,768,122	1,789,250	-1.2%
Commission, brokerage, taxes and fees	240,135	215,971	11.2%	700,213	659,876	6.1%
Other underwriting expenses	40,316	34,118	18.2%	113,917	96,777	17.7%
Interest expense	26,833	17,475	53.6%	68,539	52,436	30.7%
Total claims and expenses	890,524	814,234	9.4%	2,650,791	2,598,339	2.0%

INCOME BEFORE TAXES	311,486	299,655	3.9%	1,022,271	745,967	37.0%
Income tax expense	64,899	53,977	20.2%	195,234	111,490	75.1%
NET INCOME	$ 246,587	$ 245,678	0.4%	$ 827,037	$ 634,477	30.3%

			Point			Point
RATIOS:			Change			Change
Loss ratio	58.5%	57.0%	1.5	58.9%	62.3%	(3.4)
Commission and brokerage ratio	24.1%	22.5%	1.6	23.3%	23.0%	0.3
Other underwriting expense ratio	4.0%	3.6%	0.4	3.8%	3.3%	0.5
Combined ratio	86.6%	83.1%	3.5	86.0%	88.6%	(2.6)

				As of	As of	Percentage
				September 30,	December 31,	Increase/
(Dollars in millions, except per share amounts)				2007	2006	(Decrease)
Balance sheet data:
Total investments and cash				$ 14,888.8	$ 13,957.1	6.7%
Total assets				17,860.9	17,107.6	4.4%
Loss and loss adjustment expense reserves				8,811.4	8,840.1	-0.3%
Total debt				1,395.4	995.6	40.2%
Total liabilities				12,248.6	11,999.9	2.1%
Shareholders' equity				5,612.3	5,107.7	9.9%
Book value per share				89.33	78.53

(NM, not meaningful)

Revenues.

Premiums. Gross written premiums increased $26.5 million, or 2.5%, for the three months ended September 30, 2007 compared to the three months ended September 30, 2006, reflecting growth of $47.7 million in the worldwide reinsurance business, partially offset by a decline of $21.1 million in the U.S. insurance business. A portion of the increase in worldwide reinsurance is attributable to the strengthening of the currencies against the U.S. dollar. As we write business in these other currencies, the conversion to U.S. dollars results in comparatively higher premiums. Net written premiums increased $30.9 million, or 3.0%, for the three months ended September 30, 2007 compared to the three months ended September 30, 2006, exceeding the growth in gross written premiums as we purchased less reinsurance on our program business. Net premiums earned increased $38.7 million, or 4.0%, for the three months ended September 30, 2007 compared to the three months ended September 30, 2006, principally due to the growth in the worldwide reinsurance gross written premiums, particularly in the treaty property, marine and international reinsurance classes of business.

Gross written premiums increased $13.4 million, or 0.4%, for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, reflecting growth of $68.9 million in the worldwide reinsurance business, partially offset by a decline of $55.5 million in the U.S. insurance business. The strengthening of other currencies against the U.S. dollar contributed to the increase in worldwide reinsurance premiums. Net written premiums increased $37.0 million, or 1.3%, for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, exceeding the growth in gross written premiums as we purchased less reinsurance on our program business. Net premiums earned increased $127.6 million, or 4.4%, for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. The change in net premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are reflected at the initiation of the coverage period.

Net Investment Income. Net investment income increased 17.2% for the three months ended September 30, 2007 compared to the three months ended September 30, 2006, primarily due to $9.1 million of additional investment income from our limited partnership investments. Investment income from equity investments in limited partnerships fluctuates from period to period depending on the performance of the individual investments made by the partnerships as well as equity markets performance. In addition, investment income increased due to the growth in invested assets from the net proceeds of the $400.0 million long term note issuance and the positive cash flow from operations. The average pre-tax investment portfolio yield for the three months ended September 30, 2007 was 4.8% compared to the three months ended September 30, 2006 average investment portfolio yield of 4.5%.

Net investment income increased 14.0% for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, primarily due to $22.6 million of additional investment income from our limited partnership investments and growth in invested assets from the $618.7 million of cash flow from operations and the net proceeds of the $400 million long term note issuance. The average pre-tax investment portfolio yield for the nine months ended September 30, 2007 was 4.8% compared to the nine months ended September 30, 2006 average investment portfolio yield of 4.6%.

Net Realized Capital Gains. Net realized capital gains were $18.6 million and $8.7 million for the three months ended September 30, 2007 and 2006, respectively, and $151.2 million and $24.7 million for the nine months ended September 30, 2007 and 2006, respectively. The increase in 2007 is primarily attributable to our adoption of Statement of Financial Accounting Standards (“FAS”) No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment to FASB statement No. 115” (“FAS 159”) for our actively managed equity security investment portfolio. For the three and nine months ended September 30, 2007, we recorded $26.6 million and $136.4 million, respectively, of net realized capital gains due to fair value adjustments. Because we reported our realized gains and losses in accordance with FAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” in 2006, there were no fair value adjustments.

Net Derivative (Expense) Income. We have issued seven equity put options in our product portfolio which are outstanding. These products meet the definition of a derivative under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). We recognized net derivative expense of $1.6 million and $6.2 million for the three months ended September 30, 2007 and 2006, respectively. We recognized net derivative income of $1.7 million for the nine months ended September 30, 2007 as compared to a net derivative expense of $1.0 million for the nine months ended September 30, 2006. These amounts reflect changes in the fair value of our equity put options.

Other Income. Other income was $15.1 million and $5.6 million for the three months ended September 30, 2007 and 2006, respectively, principally due to fluctuations in foreign currency exchange rates.

Other income was $10.8 million and $1.3 million for the nine months ended September 30, 2007 and 2006, respectively, principally due to miscellaneous income and fluctuations in the foreign currency exchange rates.

Claims and Expenses.

Incurred Losses and Loss Adjustment Expenses. The following table presents our incurred losses and loss and adjustment expenses (“LAE”) for the periods indicated.

	Incurred Losses and LAE

	Three Months Ended						Nine Months Ended
	September 30,						September 30,
	2007			2006			2007			2006
	Current	Prior	Total	Current	Prior	Total	Current	Prior	Total	Current	Prior	Total
(Dollars in millions)	Year	Years	Incurred	Year	Years	Incurred	Year	Years	Incurred	Year	Years	Incurred
All Segments
Attritional (a)	$ 554.4	$ (39.4)	$ 515.0	$ 575.2	$ (120.2)	$ 455.0	$ 1,632.3	$ (84.8)	$ 1,547.5	$ 1,696.0	$ (181.8)	$ 1,514.3
Catastrophes	28.4	1.5	30.0	0.5	47.1	47.7	140.9	3.4	144.3	5.9	209.9	215.8
A&E	-	38.3	38.3	-	44.0	44.0	-	76.3	76.3	-	59.1	59.1
Total All segments	$ 582.8	$ 0.4	$ 583.2	$ 575.7	$ (29.0)	$ 546.7	$ 1,773.2	$ (5.1)	$ 1,768.1	$ 1,702.0	$ 87.3	$ 1,789.3
Loss ratio	58.5%	0.0%	58.5%	60.1%	-3.0%	57.0%	59.1%	-0.2%	58.9%	59.2%	3.0%	62.3%

(a) Attritional losses exclude catastrophe and A&E losses.
(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased $36.6 million, or 6.7% for the three months ended September 30, 2007 as compared to the same period in 2006 and was due to a $60.0 million increase in attritional losses, a $17.7 million decrease in catastrophe losses and a $5.7 million decrease in asbestos and environmental (“A&E”) losses. The attritional losses increase of $60.0 million was primarily due to an $80.8 million decrease in favorable prior years’ reserve adjustments, partially offset by a $20.8 million decrease in current year’s losses. The $17.7 million decrease in catastrophe losses resulted from a $45.6 million decrease in prior years’ losses, partially offset by a $27.9 million increase in current year losses for the July London Floods, Hurricane Dean and the Peruvian Earthquake.

Incurred losses and LAE decreased by $21.1 million, or 1.2% for the nine months ended September 30, 2007 compared to the same period in 2006 due to a $71.5 million decrease in catastrophe losses, partially offset by a $33.2 million increase in attritional losses and a $17.2 million increase in A&E losses.

Commission, Brokerage, Taxes and Fees. Commission, brokerage, and tax expenses increased $24.2 million, or 11.2% for the three months ended September 30, 2007 compared to the same period in 2006 and $40.3 million, or 6.1% for the nine months ended September 30, 2007 compared to the same period in 2006. The increase in net earned premiums, an increase in ceding commissions due to market conditions and higher commissions on new insurance programs were the principal drivers of the increase in this directly variable expense.

Other Underwriting Expenses. Other underwriting expenses for the three months ended September 30, 2007 increased $6.2 million, or 18.2%, compared to the same period in 2006, primarily due to growth in compensation and benefits and an increase in staff count. Included in other underwriting expenses were corporate underwriting expenses, which are expenses that are not allocated to segments, of $6.8 million for the three months ended September 30, 2007 compared to $5.5 million for the three months ended September 30, 2006. The increase was primarily due to higher share-based compensation expense.

Other underwriting expenses for the nine months ended September 30, 2007 increased $17.1 million, or 17.7%, compared to the same period in 2006, primarily due to growth in compensation and benefits and an increase in staff count. Included in other underwriting expenses were corporate underwriting expenses, which are expenses that are not allocated to segments, of $21.7 million for the nine months ended September 30, 2007 compared to $18.1 million for the nine months ended September 30, 2006. The increase was primarily due to higher share-based compensation expense.

Interest expense. Interest expense was $26.8 million and $17.5 million for the three months ended September 30, 2007 and 2006, respectively. The increase is primarily due to the new long term notes and the acceleration of the bond amortization costs associated with the November 15, 2007 early retirement of the 7.85% junior subordinated debt securities.

Interest expense was $68.5 million and $52.4 million for the nine months ended September 30, 2007 and 2006, respectively. The increase is primarily due to the new long term notes and the acceleration of the bond amortization costs associated with the November 15, 2007 early retirement of the 7.85% junior subordinated debt securities.

Income Tax Expense. Our income tax expense was $64.9 million (20.8% effective tax rate) for three months ended September 30, 2007 compared to $54.0 million (18.0% effective tax rate) for the three months ended September 30, 2006. The increase in tax expense is primarily attributable to a $13.1 million provision for potential additional tax related to our tax treatment of foreign exchange. Absent this provision, the tax rate would have been 16.6%. The Internal Revenue Service has challenged our treatment, and although we believe we have a strong chance of prevailing on this issue, we have provided for the potential additional tax for all years still open for examination. Aside from such discrete items, our income tax expense is primarily a function of the statutory tax rates and corresponding pre-tax income in the jurisdictions where we operate, coupled with the impact from tax-preferenced investment income. Variations in our effective tax rate generally result from changes in the relative levels of pre-tax income among jurisdictions with different tax rates.

Our income tax expense was $195.2 million (19.1% effective tax rate) for nine months ended September 30, 2007 compared to $111.5 million (14.9% effective tax rate) for the nine months ended September 30, 2006. The increase in the effective tax rate is principally due to the increase in pre-tax income, including a significant increase in net realized gains and the $13.1 million provision mentioned above.

Net Income.

Net income increased 0.4% to $246.6 million for the three months ended September 30, 2007 from $245.7 million for the three months ended September 30, 2006 as a result of the items discussed above.

Net income increased 30.3% to $827.0 million for the nine months ended September 30, 2007 from $634.5 million for the nine months ended September 30, 2006, as a result of the items discussed above.

Ratios.

Our combined ratio increased by 3.5 points to 86.6% for the three months ended September 30, 2007 compared to 83.1% for the three months ended September 30, 2006, reflective of the 2.0 point increase in the commission and brokerage and other underwriting expense ratios and the 1.5 point increase in the loss ratio.

Our combined ratio decreased by 2.6 points to 86.0% for the nine months ended September 30, 2007 compared to 88.6% for the nine months ended September 30, 2006, reflective of the 3.4 point decrease in the loss ratio and the 0.8 point decrease in the commission and brokerage and other underwriting expense ratios.

Shareholders’ Equity.

Shareholders’ equity increased by $0.5 billion to $5.6 billion at September 30, 2007 from $5.1 billion at December 31, 2006, principally as a result of the $827.0 million of net income generated for the period, partially offset by the repurchase of 2.5 million shares at a cost of $240.4 million and the payment of $91.0 million of shareholder dividends.

Consolidated Investment Results

Net Investment Income.

Net investment income increased 17.2% to $172.8 million for the three months ended September 30, 2007 from $147.5 million for the three months ended September 30, 2006, principally reflecting a growth in invested assets to $14.9 billion at September 30, 2007 from $13.6 billion at September 30, 2006. In addition, growth in limited partnership income of $9.1 million and a reduction in interest credited on funds held of $3.6 million, contributed to the increase in net investment income.

Net investment income increased 14.0% to $508.3 million for the nine months ended September 30, 2007 from $445.8 million for the nine months ended September 30, 2006, principally reflecting a growth in invested assets to $14.9 billion at September 30, 2007 from $13.6 billion at September 30, 2006. In addition, growth in limited partnership income of $22.6 million and a reduction in interest credited on funds held of $9.1 million, contributed to the increase in net investment income.

The following table shows the components of net investment income for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2007	2006	2007	2006
Fixed maturities	$ 120,806	$ 125,759	$ 372,387	$ 381,427
Equity securities	3,253	3,573	12,025	9,754
Short-term investments	31,581	14,679	71,913	39,607
Other investment income	19,295	8,903	58,326	31,113
Total gross investment income	174,935	152,914	514,651	461,901
Interest credited and other expense	(2,133)	(5,444)	(6,360)	(16,072)
Total net investment income	$ 172,802	$ 147,470	$ 508,291	$ 445,829

The following tables show a comparison of various investment yields for the periods indicated:

	At	At
	September 30,	December 31,
	2007	2006

Imbedded pre-tax yield of cash and invested assets	4.7%	4.6%
Imbedded after-tax yield of cash and invested assets	3.9%	4.0%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Annualized pre-tax yield on average cash and invested assets	4.8%	4.5%	4.8%	4.6%
Annualized after-tax yield on average cash and invested assets	4.1%	3.9%	4.1%	4.0%

Net Realized Capital Gains.

The following table presents the composition of our net realized capital gains for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2007	2006	2007	2006

Gains (losses) from sales:
Fixed maturities
Gains	$ 354	$ 561	$ 2,308	$ 10,395
Losses	(8,133)	(464)	(11,093)	(1,732)
Total	(7,779)	97	(8,785)	8,663

Equity securities, market value
Gains	-	9,055	-	20,535
Losses	-	(501)	-	(4,471)
Total	-	8,554	-	16,064

Equity securities, fair value
Gains	4,974	-	42,485	-
Losses	(5,226)	-	(18,915)	-
Total	(252)	-	23,570	-

Other invested assets
Gains	-	-	13	-
Losses	-	-	-	-
Total	-	-	13	-

Short-term investments
Gains	1	-	5	1
Losses	(1)	-	(1)	(4)
Total	0	-	4	(3)

Total net realized gains (losses) from sales
Gains	5,329	9,616	44,811	30,931
Losses	(13,360)	(965)	(30,009)	(6,207)
Total	(8,031)	8,651	14,802	24,724

Gains (losses) from fair value adjustments:
Equity securities, fair value	26,610	-	136,443	-

Total net realized gains (losses)	$ 18,579	$ 8,651	$ 151,245	$ 24,724

Effective January 1, 2007, we adopted and implemented FAS 159 for our actively managed equity securities. As such, we recorded $26.6 million and $136.4 million for the three and nine months ended September 30, 2007, respectively, of net realized gains from fair value adjustments in our consolidated statements of operations and comprehensive income.

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

Our loss and LAE reserves represent our best estimate of our ultimate liability for unpaid claims. We re-evaluate our estimates on an ongoing basis, including re-estimates of prior period reserves, taking into consideration all available information and, in particular, recently reported loss and claim experience related to prior periods. Such re-evaluations are recorded in incurred losses in the period in which re-evaluation is made.

The following discusses the underwriting results for each of our segments for the periods indicated:

U.S. Reinsurance

The following table presents the underwriting results and ratios for the U.S. Reinsurance segment for the periods indicated.

	Underwriting Results and Ratios

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(Dollars in thousands)	2007	2006	Variance	% Change	2007	2006	Variance	% Change
Gross written premiums	$ 327,483	$ 332,923	$ (5,440)	-1.6%	$ 953,505	$ 989,337	$ (35,832)	-3.6%
Net written premiums	327,051	332,638	(5,587)	-1.7%	947,526	984,668	(37,142)	-3.8%

Premiums earned	$ 317,741	$ 316,229	$ 1,512	0.5%	$ 985,275	$ 954,650	$ 30,625	3.2%
Incurred losses and LAE	167,254	187,114	(19,860)	-10.6%	399,798	630,915	(231,117)	-36.6%
Commission and brokerage	81,158	69,727	11,431	16.4%	238,760	233,238	5,522	2.4%
Other underwriting expenses	7,279	6,444	835	13.0%	21,093	17,584	3,509	20.0%
Underwriting gain	$ 62,050	$ 52,944	$ 9,106	17.2%	$ 325,624	$ 72,913	$ 252,711	NM

				Point Chg				Point Chg
Loss ratio	52.6%	59.2%		(6.6)	40.6%	66.1%		(25.5)
Commission and brokerage ratio	25.6%	22.1%		3.5	24.2%	24.4%		(0.2)
Other underwriting expense ratio	2.3%	2.0%		0.3	2.2%	1.9%		0.3
Combined ratio	80.5%	83.3%		(2.8)	67.0%	92.4%		(25.4)

(NM, not meaningful)

Premiums. Gross written premiums decreased 1.6% to $327.5 million for the three months ended September 30, 2007 from $332.9 million for the three months ended September 30, 2006, primarily due to a $41.4 million (35.1%) decrease in treaty casualty business and a $19.6 million (38.1%) decrease in facultative business, partially offset by a $55.9 million (34.3%) increase in treaty property business. The increase in treaty property writings was the result of new quota share treaties. The more competitive environment for U.S. casualty business is resulting in reduced opportunities to write this business at what we believe to be adequate rates.

Net written premiums decreased 1.7% to $327.1 million for the three months ended September 30, 2007 compared to $332.6 million for the three months ended September 30, 2006, primarily due to the $5.4 million decrease in gross written premiums, discussed above.

Net premiums earned increased 0.5% to $317.7 million for the three months ended September 30, 2007 compared to $316.2 million for the three months ended September 30, 2006. The greater growth in net premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are reflected at the initiation of the coverage period.

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the U.S. Reinsurance segment for the periods indicated.

	Incurred Losses and LAE

	Three Months Ended						Nine Months Ended
	September 30,						September 30,
	2007			2006			2007			2006
	Current	Prior	Total	Current	Prior	Total	Current	Prior	Total	Current	Prior	Total
(Dollars in millions)	Year	Years	Incurred	Year	Years	Incurred	Year	Years	Incurred	Year	Years	Incurred

Attritional	$ 158.0	$ (28.0)	$ 130.0	$ 207.6	$ (63.8)	$ 143.8	$ 456.5	$ (91.3)	$ 365.3	$ 535.7	$ (59.0)	$ 476.8
Catastrophes	0.1	5.0	5.1	-	36.5	36.5	0.1	(14.2)	(14.1)	-	146.2	146.2
A&E	-	32.2	32.2	-	6.7	6.7	-	48.6	48.6	-	8.0	8.0
Total segment	$ 158.1	$ 9.2	$ 167.3	$ 207.6	$ (20.5)	$ 187.1	$ 456.6	$ (56.8)	$ 399.8	$ 535.7	$ 95.2	$ 630.9
Loss ratio	49.8%	2.9%	52.6%	65.7%	-6.5%	59.2%	46.3%	-5.8%	40.6%	56.1%	10.0%	66.1%
(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased 10.6% to $167.3 million for the three months ended September 30, 2007 compared to $187.1 million for the three months ended September 30, 2006. The segment loss ratio improved by 6.6 points for the three months ended September 30, 2007 compared to the same period in 2006. The factors driving this change were a favorable 16.0 point decrease in the current year attritional loss ratio and a 9.9 point decrease in the prior years’ catastrophe loss ratio, partially offset by an 11.4 point increase in the prior years’ attritional loss ratio and an 8.0 point increase in the A&E loss ratio.

Segment Expenses. Underwriting expenses increased 16.1% to $88.4 million for the three months ended September 30, 2007 from $76.2 million for the three months ended September 30, 2006. Commission and brokerage increased by $11.4 million, principally due to increased earned premium volume and the mix of business. Segment other underwriting expenses for the three months ended September 30, 2007 increased nominally to $7.3 million from $6.4 million for the three months ended September 30, 2006.

U.S. Insurance

The following table presents the underwriting results and ratios for the U.S. Insurance segment for the periods indicated.

	Underwriting Results and Ratios

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(Dollars in thousands)	2007	2006	Variance	% Change	2007	2006	Variance	% Change
Gross written premiums	$ 228,207	$ 249,346	$ (21,139)	-8.5%	$ 607,217	$ 662,742	$ (55,525)	-8.4%
Net written premiums	210,725	227,950	(17,225)	-7.6%	553,502	586,889	(33,387)	-5.7%

Premiums earned	$ 184,422	$ 191,643	$ (7,221)	-3.8%	$ 555,475	$ 556,943	$ (1,468)	-0.3%
Incurred losses and LAE	128,397	123,732	4,665	3.8%	433,116	370,255	62,861	17.0%
Commission and brokerage	33,851	27,381	6,470	23.6%	102,487	82,378	20,109	24.4%
Other underwriting expenses	15,242	12,715	2,527	19.9%	39,621	34,809	4,812	13.8%
Underwriting gain (loss)	$ 6,932	$ 27,815	$ (20,883)	-75.1%	$ (19,749)	$ 69,501	$ (89,250)	-128.4%

				Point Chg				Point Chg
Loss ratio	69.6%	64.6%		5.0	78.0%	66.5%		11.5
Commission and brokerage ratio	18.3%	14.3%		4.0	18.5%	14.8%		3.7
Other underwriting expense ratio	8.3%	6.6%		1.7	7.1%	6.2%		0.9
Combined ratio	96.2%	85.5%		10.7	103.6%	87.5%		16.1

Premiums. Gross written premiums decreased 8.5% to $228.2 million for the three months ended September 30, 2007 from $249.3 million for the three months ended September 30, 2006. The decrease is primarily the result of continued decline in our workers’ compensation and contractors liability writings in response to increased competition, partially offset by growth from new programs.

Net written premiums decreased 7.6% to $210.7 million for the three months ended September 30, 2007 compared to $228.0 million for the three months ended September 30, 2006, primarily due to the decrease in gross written premiums.

Net premiums earned decreased 3.8% to $184.4 million for the three months ended September 30, 2007 from $191.6 million for the three months ended September 30, 2006. The change in net premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are reflected at the initiation of the coverage period.

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the U.S. Insurance segment for the periods indicated.

	Incurred Losses and LAE

	Three Months Ended						Nine Months Ended
	September 30,						September 30,
	2007			2006			2007			2006
	Current	Prior	Total	Current	Prior	Total	Current	Prior	Total	Current	Prior	Total
(Dollars in millions)	Year	Years	Incurred	Year	Years	Incurred	Year	Years	Incurred	Year	Years	Incurred

Attritional	$ 128.8	$ (0.4)	$ 128.4	$ 131.1	$ (7.1)	$ 124.0	$ 394.9	$ 38.6	$ 433.5	$ 401.5	$ (31.6)	$ 369.9
Catastrophes	-	-	-	-	(0.2)	(0.2)	-	(0.4)	(0.4)	-	0.4	0.4
Total segment	$ 128.8	$ (0.4)	$ 128.4	$ 131.1	$ (7.3)	$ 123.7	$ 394.9	$ 38.2	$ 433.1	$ 401.5	$ (31.2)	$ 370.3
Loss ratio	69.8%	-0.2%	69.6%	68.4%	-3.8%	64.6%	71.1%	6.9%	78.0%	72.1%	-5.6%	66.5%
(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased 3.8% to $128.4 million for the three months ended September 30, 2007 from $123.7 million for the three months ended September 30, 2006. The segment loss ratio increased by 5.0 points. We experienced favorable development on prior years’ workers’ compensation reserves in both periods; however, the amount experienced in this year’s third quarter was less than in the same period last year.

Segment Expenses. Underwriting expenses increased 22.4% to $49.1 million for the three months ended September 30, 2007 from $40.1 million for the three months ended September 30, 2006. Commission and brokerage increased by $6.5 million for the three months ended September 30, 2007, principally due to an increase in regular commission on new programs and profit commissions. Segment other underwriting expenses for the three months ended September 30, 2007 increased to $15.2 million as compared to $12.7 million for the three months ended September 30, 2006, primarily due to increased compensation costs associated with increased staff.

Specialty Underwriting

The following table presents the underwriting results and ratios for the Specialty Underwriting segment for the periods indicated.

	Underwriting Results and Ratios

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(Dollars in thousands)	2007	2006	Variance	% Change	2007	2006	Variance	% Change
Gross written premiums	$ 70,508	$ 77,844	$ (7,336)	-9.4%	$ 201,566	$ 194,958	$ 6,608	3.4%
Net written premiums	69,422	74,879	(5,457)	-7.3%	198,550	188,677	9,873	5.2%

Premiums earned	$ 67,126	$ 69,219	$ (2,093)	-3.0%	$ 199,968	$ 187,309	$ 12,659	6.8%
Incurred losses and LAE	39,618	33,208	6,410	19.3%	135,367	114,779	20,588	17.9%
Commission and brokerage	17,273	15,901	1,372	8.6%	48,545	49,399	(854)	-1.7%
Other underwriting expenses	1,718	1,714	4	0.2%	5,082	4,656	426	9.1%
Underwriting gain	$ 8,517	$ 18,396	$ (9,879)	-53.7%	$ 10,974	$ 18,475	$ (7,501)	-40.6%

				Point Chg				Point Chg
Loss ratio	59.0%	48.0%		11.0	67.7%	61.3%		6.4
Commission and brokerage ratio	25.7%	23.0%		2.7	24.3%	26.3%		(2.0)
Other underwriting expense ratio	2.6%	2.4%		0.2	2.5%	2.5%		0.0
Combined ratio	87.3%	73.4%		13.9	94.5%	90.1%		4.4

Premiums. Gross written premiums decreased 9.4% to $70.5 million for the three months ended September 30, 2007 from $77.8 million for the three months ended September 30, 2006. This decrease is the result of an $18.2 million (91.2%) decrease in aviation writings, a $5.2 million (29.2%) decrease in surety writings and a $2.9 million (11.7%) decrease in A&H writings, partially offset by a $19.0 million (124.0%) increase in marine writings. The marine premium growth emanated from increases on existing quota share business as well as new quota share business. We continue to decrease our aviation and surety writings, in response to more competitive market conditions.

Net written premiums decreased 7.3% to $69.4 million for the three months ended September 30, 2007 compared to $74.9 million for the three months ended September 30, 2006, due to the decrease in gross written premiums.

Net premiums earned decreased 3.0% to $67.1 million for the three months ended September 30, 2007 compared to $69.2 million for the three months ended September 30, 2006. By line of business, we experienced a $14.7 million (83.5%) decrease in aviation business, $1.4 million (6.2%) decrease in A&H business and $1.2 million (7.7%) in surety business, partially offset by $15.1 million (105.2%) increase in marine business. The change in net premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are reflected at the initiation of the coverage period.

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the Specialty Underwriting segment for the periods indicated.

	Incurred Losses and LAE

	Three Months Ended						Nine Months Ended
	September 30,						September 30,
	2007			2006			2007			2006
	Current	Prior	Total	Current	Prior	Total	Current	Prior	Total	Current	Prior	Total
(Dollars in millions)	Year	Years	Incurred	Year	Years	Incurred	Year	Years	Incurred	Year	Years	Incurred

Attritional	$ 35.2	$ 1.5	$ 36.7	$ 38.5	$ (15.1)	$ 23.5	$ 110.3	$ 5.1	$ 115.4	$ 110.4	$ (38.2)	$ 72.2
Catastrophes	-	2.9	2.9	-	9.7	9.7	-	20.0	20.0	-	42.6	42.6
Total segment	$ 35.2	$ 4.4	$ 39.6	$ 38.5	$ (5.3)	$ 33.2	$ 110.3	$ 25.1	$ 135.4	$ 110.4	$ 4.4	$ 114.8
Loss ratio	52.4%	6.6%	59.0%	55.7%	-7.7%	48.0%	55.2%	12.5%	67.7%	58.9%	2.4%	61.3%
(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased 19.3% to $39.6 million for the three months ended September 30, 2007 compared to $33.2 million for the three months ended September 30, 2006. The prior years’ loss ratio was 14.3 points higher in the third quarter 2007 compared to 2006. Our attritional marine reserves developed unfavorably by 7.5 points in the third quarter of 2007 compared to favorable development of 7.1 points in the third quarter of 2006. This was partially offset by lower catastrophe loss development, also on the marine business. The current accident year loss ratio was 3.3 points lower in the third quarter 2007 compared to 2006, principally due to a change in the mix of business.

Segment Expenses. Underwriting expenses increased 7.8% to $19.0 million for the three months ended September 30, 2007 from $17.6 million for the three months ended September 30, 2006. Virtually all of the increase emanated from commission and brokerage, driven by changes in the business mix.

International

The following table presents the underwriting results and ratios for the International segment for the periods indicated.

	Underwriting Results and Ratios

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(Dollars in thousands)	2007	2006	Variance	% Change	2007	2006	Variance	% Change
Gross written premiums	$ 213,635	$ 186,063	$ 27,572	14.8%	$ 589,605	$ 541,420	$ 48,185	8.9%
Net written premiums	213,570	186,032	27,538	14.8%	590,068	541,248	48,820	9.0%

Premiums earned	$ 203,080	$ 177,189	$ 25,891	14.6%	$ 591,733	$ 533,031	$ 58,702	11.0%
Incurred losses and LAE	125,286	75,837	49,449	65.2%	383,429	288,479	94,950	32.9%
Commission and brokerage	48,622	44,033	4,589	10.4%	145,211	130,909	14,302	10.9%
Other underwriting expenses	4,144	3,441	703	20.4%	12,194	9,804	2,390	24.4%
Underwriting gain	$ 25,028	$ 53,878	$ (28,850)	-53.5%	$ 50,899	$ 103,839	$ (52,940)	-51.0%

				Point Chg				Point Chg
Loss ratio	61.7%	42.8%		18.9	64.8%	54.1%		10.7
Commission and brokerage ratio	23.9%	24.9%		(1.0)	24.5%	24.6%		(0.1)
Other underwriting expense ratio	2.1%	1.9%		0.2	2.1%	1.8%		0.3
Combined ratio	87.7%	69.6%		18.1	91.4%	80.5%		10.9

Premiums. Gross written premiums increased 14.8% to $213.6 million for the three months ended September 30, 2007 from $186.1 million for the three months ended September 30, 2006. Business written through the Asian branch increased $23.0 million (133.9%) and through the Canadian branch increased $9.7 million (24.5%). These increases were partially offset by a decrease of $5.2 million (4.0%) for premiums written through the Miami and New Jersey offices. We have experienced strong fundamental growth in Asia where economies are growing and demand is strong.

Net written premiums increased 14.8% to $213.6 million for the three months ended September 30, 2007 compared to $186.0 million for the three months ended September 30, 2006, principally due to the increase in gross written premiums.

Net premiums earned increased 14.6% to $203.1 million for the three months ended September 30, 2007 compared to $177.2 million for the three months ended September 30, 2006, consistent with the increase in net written premiums.

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the International segment for the periods indicated.

	Incurred Losses and LAE

	Three Months Ended						Nine Months Ended
	September 30,						September 30,
	2007			2006			2007			2006
	Current	Prior	Total	Current	Prior	Total	Current	Prior	Total	Current	Prior	Total
(Dollars in millions)	Year	Years	Incurred	Year	Years	Incurred	Year	Years	Incurred	Year	Years	Incurred

Attritional	$ 108.5	$ 3.5	$ 112.0	$ 99.1	$ (23.6)	$ 75.5	$ 316.7	$ (0.9)	$ 315.8	$ 282.7	$ (18.0)	$ 264.7
Catastrophes	15.3	(2.0)	13.3	0.5	(0.2)	0.3	65.3	2.3	67.6	5.9	17.8	23.7
Total segment	$ 123.8	$ 1.5	$ 125.3	$ 99.6	$ (23.8)	$ 75.8	$ 382.0	$ 1.4	$ 383.4	$ 288.7	$ (0.2)	$ 288.5
Loss ratio	61.0%	0.7%	61.7%	56.2%	-13.4%	42.8%	64.6%	0.2%	64.8%	54.2%	0.0%	54.1%
(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased 65.2% to $125.3 million for the three months ended September 30, 2007 compared to $75.8 million for the three months ended September 30, 2006. The segment loss ratio increased by 18.9 points, principally due to an increase in attritional losses of 12.5 points. Favorable prior years’ reserve development on the Asian business for the three months ended September 30, 2006 did not repeat for the comparable period of 2007. In addition, catastrophe losses increased 6.4 points higher in the 2007 period, primarily due to Hurricane Dean and the Peruvian Earthquake, compared to a relatively catastrophe free third quarter in 2006.

Segment Expenses. Underwriting expenses increased 11.1% to $52.8 million for the three months ended September 30, 2007 from $47.5 million for the three months ended September 30, 2006. Commission and brokerage increased by $4.6 million for the three months ended September 30, 2007, in line with the increase in premiums. Segment other underwriting expenses for the three months ended September 30, 2007 increased to $4.1 million compared to $3.4 million for the three months ended September 30, 2006.

Bermuda

The following table presents the underwriting results, ratios and incurred losses and LAE for the Bermuda segment for the periods indicated.

	Underwriting Results and Ratios

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(Dollars in thousands)	2007	2006	Variance	% Change	2007	2006	Variance	% Change
Gross written premiums	$ 234,840	$ 201,985	$ 32,855	16.3%	$ 675,010	$ 625,096	$ 49,914	8.0%
Net written premiums	234,761	203,179	31,582	15.5%	674,296	625,507	48,789	7.8%

Premiums earned	$ 224,686	$ 204,063	$ 20,623	10.1%	$ 668,653	$ 641,532	$ 27,121	4.2%
Incurred losses and LAE	122,685	126,779	(4,094)	-3.2%	416,412	384,822	31,590	8.2%
Commission and brokerage	59,231	58,929	302	0.5%	165,210	163,952	1,258	0.8%
Other underwriting expenses	5,088	4,318	770	17.8%	14,275	11,829	2,446	20.7%
Underwriting gain	$ 37,682	$ 14,037	$ 23,645	168.4%	$ 72,756	$ 80,929	$ (8,173)	-10.1%

				Point Chg				Point Chg
Loss ratio	54.6%	62.1%		(7.5)	62.3%	60.0%		2.3
Commission and brokerage ratio	26.3%	28.9%		(2.6)	24.7%	25.6%		(0.9)
Other underwriting expense ratio	2.3%	2.1%		0.2	2.1%	1.8%		0.3
Combined ratio	83.2%	93.1%		(9.9)	89.1%	87.4%		1.7

Premiums. Gross written premiums increased 16.3% to $234.8 million for the three months ended September 30, 2007 compared to $202.0 million for the three months ended September 30, 2006. Premiums written from the Bermuda office increased 39.6% and premiums written from the UK office increased 14.9%. Contributing to the growth in Bermuda was an increase in worldwide casualty business.

Net written premiums increased 15.5% to $234.8 million for the three months ended September 30, 2007 compared to $203.2 million for the three months ended September 30, 2006, commensurate with the increase in gross written premiums.

Net premiums earned increased 10.1% to $224.7 million for the three months ended September 30, 2007 compared to $204.1 million for the three months ended September 30, 2006. The change in net premiums earned relative to the net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are reflected at the initiation of the coverage period.

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the Bermuda segment for the periods indicated.

	Incurred Losses and LAE

	Three Months Ended						Nine Months Ended
	September 30,						September 30,
	2007			2006			2007			2006
	Current	Prior	Total	Current	Prior	Total	Current	Prior	Total	Current	Prior	Total
(Dollars in millions)	Year	Years	Incurred	Year	Years	Incurred	Year	Years	Incurred	Year	Years	Incurred

Attritional	$ 124.0	$ (16.0)	$ 108.0	$ 98.8	$ (10.6)	$ 88.2	$ 353.8	$ (36.2)	$ 317.6	$ 365.7	$ (35.0)	$ 330.8
Catastrophes	13.0	(4.4)	8.6	-	1.3	1.3	75.5	(4.3)	71.2	-	2.9	2.9
A&E	-	6.1	6.1	-	37.2	37.2	-	27.7	27.7	-	51.1	51.1
Total segment	$ 137.0	$ (14.3)	$ 122.7	$ 98.8	$ 28.0	$ 126.8	$ 429.3	$ (12.9)	$ 416.4	$ 365.7	$ 19.1	$ 384.8
Loss ratio	61.0%	-6.4%	54.6%	48.4%	13.7%	62.1%	64.2%	-1.9%	62.3%	57.0%	3.0%	60.0%
(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased 3.2% to $122.7 million for the three months ended September 30, 2007 compared to $126.8 million for the three months ended September 30, 2006. The segment loss ratio for Bermuda decreased by 7.5 points, reflecting a 15.5 point decrease for A&E losses, partially offset by a 4.8 point increase for attritional losses and a 3.2 point increase for catastrophe losses, primarily due to the London Floods.

Segment Expenses. Underwriting expenses increased 1.7% to $64.3 million for the three months ended September 30, 2007 from $63.2 million for the three months ended September 30, 2006. Commission and brokerage increased by $0.3 million for the three months ended September 30, 2007, principally due to increases in premiums earned and changes in the mix of business, partially offset by the decrease in profit commissions. Segment other underwriting expenses for the three months ended September 30, 2007 increased to $5.1 million compared to $4.3 million for the three months ended September 30, 2006, generally in line with the growth in gross written premiums.

FINANCIAL CONDITION

Cash and Invested Assets. Aggregate invested assets, including cash and short-term investments, were $14,888.8 million at September 30, 2007, up by $931.7 million, compared to $13,957.1 million at December 31, 2006. This increase is primarily the result of $618.7 million of cash flows from operations, $395.4 million of net proceeds from the long term debt issuance, $160.0 million of realized capital gains on FAS 159 equity securities, $110.9 million from foreign exchange and $28.2 million from share-based compensation, partially offset by the repurchase in the open market of 2.5 million shares for $240.4 million, $91.0 million in dividends to shareholders and $60.7 million of unrealized depreciation, primarily on fixed maturities due to rising interest rates.

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

Our fixed maturity portfolio at September 30, 2007 includes only $29.4 million in book value of asset backed securities with sub-prime mortgage loan exposure. Sub-prime mortgage loans generally represent loans made to borrowers with limited or blemished credit records. Nearly 100% of our asset backed securities with sub-prime exposure are investment grade and the market value of these investments at September 30, 2007 was $28.9 million. As of October 31, 2007, the book value of this portfolio was $28.9 million as a result of normal principal pay downs and the market value was $28.0 million.

Over the past few years, we have diversified our investment portfolio to include 1) actively managed equity securities (primarily exchange traded funds in 2006) and 2) private equity limited partnership investments. The objective of the diversification is to enhance the risk-adjusted total return of the investment portfolio by allocating a prudent portion of the portfolio to higher return asset classes. We have limited our allocation to these asset classes because of 1) the potential for volatility in their values and 2) the impact of these investment classes on required capital as measured by regulatory and rating agency capital models. At September 30, 2007, the value of investments in equity and limited partnership securities approximated 39% of shareholders’ equity.

The tables below summarize the composition and characteristics of our investment portfolio for the periods indicated:

	As of		As of
	September 30, 2007		December 31, 2006
Fixed maturities	$ 9,788.6	65.7%	$ 10,319.8	73.9%
Equity securities, market value	29.1	0.2%	1,613.7	11.6%
Equity securities, fair value	1,590.4	10.7%	-	-
Short-term investments	2,666.4	17.9%	1,306.5	9.4%
Other invested assets	608.2	4.1%	467.2	3.3%
Cash	206.1	1.4%	249.9	1.8%
Total investments and cash	$ 14,888.8	100.0%	$ 13,957.1	100.0%

	As of		As of
	September 30, 2007		December 31, 2006
Fixed income portfolio duration	3.7 years		4.1 years
Fixed income composite credit quality	Aa2		Aa2
Imbedded end of period yield, pre-tax	4.7%		4.6%
Imbedded end of period yield, after-tax	3.9%		4.0%

The increase in other invested assets reflects routine funding of limited partnership commitments and increases in undistributed earnings.

We adopted and implemented the Statement of Financial Accounting Standards (“FAS”) No. 157 “Fair Value Measurements” (“FAS 157”) and FAS 159 for our actively managed equity securities and as such, $250.8 million, which is net of $110.3 million of tax, was recorded as a cumulative-effect adjustment to retained earnings and a $136.4 million realized gain due to fair value re-measurement was recorded in the consolidated statements of operations and comprehensive income for the nine months ended September 30, 2007.

The following table provides a comparison of our total return by asset class to broadly accepted industry benchmarks for the periods indicated:

	Nine Months Ended	Twelve Months Ended
	September 30, 2007	December 31, 2006
Our fixed income portfolio total return	3.1%	4.6%
Lehman bond aggregate index	2.9%	4.3%

Our common equity portfolio total return	12.7%	19.2%
S & P 500 index	9.1%	15.8%

Our other invested asset portfolio total return	12.4%	19.8%

Reinsurance Receivables. Reinsurance receivables for both paid and unpaid losses were $699.1 million at September 30, 2007, a 9.5% decrease from the $772.8 million at December 31, 2006. At September 30, 2007, $177.2 million, or 25.3%, was receivable from Transatlantic Reinsurance Company (“Transatlantic”); $140.3 million, or 20.1%, was receivable from Founders Insurance Company Limited (“Founders”) for which we have established a $138.4 million provision for uncollectible reinsurance; $100.0 million, or 14.3%, was receivable from Continental Insurance Company (“Continental”), which is partially collateralized by funds held; $72.0 million, or 10.3%, was receivable from LM Property and Casualty Insurance Company (“LM”), whose obligations are guaranteed by The Prudential Insurance Company of America (“The Prudential”); $49.6 million, or 7.1%, was receivable from Munich Reinsurance Company (“Munich Re”) and $39.8 million, or 5.7%, was receivable from Ace Property and Casualty Insurance Company (“Ace”). Continental is collateralized by funds held under an arrangement by which the Company has retained the premium amounts otherwise due Continental, recognized liabilities for such amounts and reduced such otherwise due liabilities as amounts became due from Continental. No other retrocessionaire accounted for more than 5% of our receivables.

Loss and LAE Reserves. Gross loss and LAE reserves totaled $8,811.4 million at September 30, 2007 and $8,840.1 million at December 31, 2006. The decrease during the nine months ended September 30, 2007 is primarily attributable to the payout of prior years’ catastrophe losses, which has been mostly offset by reserve increases relating to this year’s incurred losses and LAE.

The following tables summarize gross outstanding loss and LAE reserves by segment, segregated into case reserves and incurred but not reported loss (“IBNR”) reserves, which are managed on a combined basis for the periods indicated:

Gross Reserves By Segment
	As of September 30, 2007
	Case	IBNR	Total	% of
(Dollars in thousands)	Reserves	Reserves	Reserves	Total
U.S. Reinsurance	$ 1,428,390	$ 1,997,863	$ 3,426,253	38.9%
U.S. Insurance	590,569	1,068,693	1,659,262	18.8%
Specialty Underwriting	283,546	150,264	433,810	4.9%
International	582,119	472,112	1,054,231	12.0%
Bermuda	752,115	833,548	1,585,663	18.0%
Total excluding A&E	3,636,739	4,522,480	8,159,219	92.6%
A&E	475,325	176,867	652,192	7.4%
Total including A&E	$ 4,112,064	$ 4,699,347	$ 8,811,411	100.0%

	As of December 31, 2006
	Case	IBNR	Total	% of
(Dollars in thousands)	Reserves	Reserves	Reserves	Total
U.S. Reinsurance	$ 1,641,661	$ 2,061,722	$ 3,703,383	41.9%
U.S. Insurance	591,384	1,010,998	1,602,382	18.1%
Specialty Underwriting	338,719	145,646	484,365	5.5%
International	535,135	380,208	915,343	10.3%
Bermuda	817,536	666,997	1,484,533	16.8%
Total excluding A&E	3,924,435	4,265,571	8,190,006	92.6%
A&E	501,387	148,747	650,134	7.4%
Total including A&E	$ 4,425,822	$ 4,414,318	$ 8,840,140	100.0%

The changes by segment generally reflect changes in premiums earned, changes in business mix, the impact of reserve re-estimations and changes in catastrophe loss reserves, together with claim settlement activity. The fluctuations for A&E reflect claim settlement activity.

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

Asbestos and Environmental Exposures.

The following table summarizes incurred losses with respect to A&E reserves on both a gross and net of retrocessional basis for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2007	2006	2007	2006
Gross basis:
Beginning of period reserves	$ 637,888	$ 619,879	$ 650,134	$ 649,460
Incurred losses	40,000	47,000	80,000	63,400
Paid losses	(25,696)	(23,783)	(77,942)	(69,764)
End of period reserves	$ 652,192	$ 643,096	$ 652,192	$ 643,096

Net basis:
Beginning of period reserves	$ 529,020	$ 440,015	$ 511,412	$ 450,350
Incurred losses	38,291	43,996	76,310	59,121
Paid losses	(9,210)	(3,740)	(29,621)	(29,200)
End of period reserves	$ 558,101	$ 480,271	$ 558,101	$ 480,271

At September 30, 2007, the gross reserves for A&E losses were comprised of $133.9 million representing case reserves reported by ceding companies, $145.9 million representing additional case reserves established by us on assumed reinsurance claims, $195.5 million representing case reserves established by us on direct excess insurance claims, including Mt. McKinley Insurance Company ("Mt. McKinley"), and $176.9 million representing IBNR reserves.

With respect to asbestos only, at September 30, 2007 we had gross asbestos loss reserves of $586.4 million, of which $339.4 million was for assumed business and $247.0 million was for direct excess business.

The gross incurred losses for A&E exposures were $40.0 million and $47.0 million for the three months ended September 30, 2007 and 2006, respectively, and $80.0 million and $63.4 million for the nine months ended September 30, 2007 and 2006, respectively. These changes reflect management’s evaluation of information received from insureds and ceding companies, ongoing litigation, additional claims received and settlement activity.

Although we regularly monitor all available information and adjust reserves accordingly, we have continued to experience adverse development on our asbestos exposures. In particular, we experienced $25.0 million and $0.0 million of development on the Mt. McKinley reserves in the second and third quarters of 2007, respectively, and

$15.0 million and $40.0 million on the reinsurance reserves in the second and third quarters of 2007, respectively.

In light of this experience, we will be conducting an in-depth study of our asbestos exposures and reserves during the fourth quarter of 2007, taking into account the various factors set forth below regarding asbestos claims. Because of the complexities and uncertainties associated with estimating liabilities for asbestos claims, as discussed in more detail below, we cannot predict the outcome of this study at the present time. It is possible that the results of our study will require a strengthening of our asbestos reserves. Such a strengthening could be material to our operating results and financial condition in future periods.

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

With respect to asbestos claims in particular, several additional factors have emerged in recent years that further compound the difficulty in estimating our liability. These developments include: (a) continued growth in the number of claims filed, in part reflecting a much more aggressive plaintiff bar and including claims against defendants who may only have a “peripheral” connection to asbestos; (b) a disproportionate percentage of claims filed by individuals with no functional injury, which should have little to no financial value but that have increasingly been considered in jury verdicts and settlements; (c) the growth in the number and significance of bankruptcy filings by companies as a result of asbestos claims (including, more recently, bankruptcy filings in which companies attempt to resolve their asbestos liabilities in a manner that is prejudicial to insurers and forecloses insurers from participating in the negotiation of asbestos related bankruptcy reorganization plans); (d) the concentration of claims in a small number of states that favor plaintiffs; (e) the growth in the number of claims that might impact the general liability portion of insurance policies rather than the product liability portion; (f) measures adopted by specific courts to ameliorate the worst procedural abuses; (g) an increase in settlement values being paid to asbestos claimants, especially those with cancer or functional impairment; (h) legislation in some states to address asbestos litigation issues; and (i) the potential that other states or the U.S. Congress may adopt legislation on asbestos litigation. Anecdotal evidence suggests that new claims filing rates have decreased, that new filings of asbestos-driven bankruptcies have decreased and that various procedural and legislative reforms are beginning to mitigate the potential ultimate liability for asbestos losses.

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

With respect to Mt. McKinley, where we have a direct relationship with policyholders, our aggressive litigation posture and the uncertainties inherent in asbestos coverage and asbestos-related bankruptcy litigations have provided an opportunity to actively engage in settlement negotiations with a number of those policyholders who have potentially significant asbestos liabilities. Those discussions are oriented towards achieving reasonable negotiated settlements that limit Mt. McKinley’s liability to a given policyholder to a sum certain. Because of uncertainties and risks inherent in litigation, we cannot be certain that in every instance this approach will lead to negotiated settlements in the range expected by us. Since 2004, we concluded such settlements or reached agreements in principle with 16 of our high profile policyholders. We currently have identified 7 policyholders based on their past claim activity and/or potential future liabilities as “High Profile Policyholders” and our settlement efforts are generally directed at such policyholders, in part because their exposures have developed to the point where both the policyholder and we have sufficient information to be motivated to settle. We believe that this active approach will ultimately result in a more cost-effective liquidation of Mt. McKinley’s liabilities than a passive approach, although it may also introduce additional variability in Mt. McKinley’s losses and cash flows as reserves are adjusted to reflect the development in litigation, negotiations and, ultimately, potential settlements.

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

Industry analysts have developed a measurement, known as the survival ratio, to compare the A&E reserves among companies with such liabilities. The survival ratio is typically calculated by dividing a company’s current net reserves by the three year average of paid losses, and therefore measures the number of years that it would take to exhaust the current reserves based on historical payment patterns. Using this measurement, our net three year A&E survival ratio was 5.2 years at September 30, 2007. Adjusting for the effect of the reinsurance ceded under the reinsurance agreement with LM, this ratio rises to the equivalent of 5.7 years at September 30, 2007. The cession of $56.9 million to the stop loss reinsurance provided by LM in connection with the acquisition of Mt. McKinley results in unpaid proceeds that are not reflected in past net payments and effectively extend the funding available for future net payments.

Because the survival ratio was developed as a comparative measure of reserve strength and not of absolute reserve adequacy, we consider, but do not rely on, the survival ratio when evaluating our reserves. In particular, we note that loss payout variability, which can be material, due in part to our orientation to negotiated settlements, particularly on our Mt. McKinley exposures, significantly reduces the credibility and utility of this measure as an analytical tool.

Our net three year survival ratio on our asbestos exposures was 5.0 years for the period ended September 30, 2007. This three year survival ratio, when adjusted for the effect of the reinsurance ceded under the stop loss cover from LM, was 5.6 years and, when adjusted for settlements in place and structured settlements, which are either fully funded by reserves or subject to financial terms that substantially limit the potential variability in the liability, and the stop loss protection from LM, was 6.9 years.

Due to the uncertainties discussed above, the ultimate losses attributable to A&E, and particularly asbestos, may be subject to more variability than are non-A&E reserves and such variation could have a material adverse effect on our financial condition, results of operations and/or cash flows.

Shareholders’ Equity. Our shareholders’ equity increased to $5,612.3 million as of September 30, 2007 from $5,107.7 million as of December 31, 2006, principally due to $827.0 million of net income for the nine months ended September 30, 2007, partially offset by the repurchase of 2.5 million common shares for $240.4 million and $91.0 million of shareholder dividends.

LIQUIDITY AND CAPITAL RESOURCES

Capital. Our business operations are in part dependent on our financial strength, and the market’s perception thereof. We possess significant financial flexibility and access to the debt and equity markets as a result of our financial strength, as evidence by the financial strength ratings as assigned by independent rating agencies. We continuously monitor our capital and financial position, as well as investment and security market conditions, and respond accordingly.

From time to time, we have used open market share repurchases to reduce our capital base. During the nine months ended September 30, 2007, Holdings repurchased 2.5 million of our common shares at a cost of $240.4 million. At September 30, 2007, 2.5 million shares remained under the existing repurchase authorization.

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

•

On December 1, 2005, we issued 2,298,000 of our common shares at a price of $102.89 per share, which resulted in $236.4 million of proceeds before expenses and Holdings sold our shares it acquired in 2002 at a price of $102.89 per share, which resulted in $46.5 million of proceeds before expenses. Expenses incurred for this transaction were approximately $0.3 million.

•

On April 26, 2007, Holdings completed a public offering of $400.0 million principal amount of 6.6% fixed to floating rate long term subordinated notes with a scheduled maturity of May 15, 2037 and a final maturity of May 1, 2067. The net proceeds from the offering will be used to redeem all of the outstanding 7.85% junior subordinated debt securities and for general corporate purposes. Notice was given to the trustee on October 15, 2007, in accordance with the November 14, 2002 Junior Subordinated Indenture, to redeem the 7.85% junior subordinated debt securities on November 15, 2007.

Liquidity. The increase in other invested assets reflects routine funding of limited partnership commitments and an increase in undistributed earnings. We adopted and implemented FAS 157 and FAS 159, for our actively managed equity securities and as such, $250.8 million, which is net of $110.3 million of tax, was recorded as a cumulative-effect adjustment to retained earnings and a $136.4 million realized gain due to fair value re-measurement was recorded in the consolidated statements of operations and comprehensive income.

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

Over the past few years, we have diversified our investment portfolio to include 1) actively managed equity securities (primarily exchange traded funds in 2006) and 2) private equity limited partnership investments. The objective of the diversification is to enhance the risk-adjusted total return of the investment portfolio by allocating a prudent portion of the portfolio to higher return asset classes. We have limited our allocation to these asset classes because 1) the potential for volatility in their values and 2) the impact of these investments on regulatory and rating agency capital adequacy models. At September 30, 2007, the market value of investments in equity and limited partnership securities approximated 39% of shareholders’ equity.

Our liquidity requirements are generally met from positive cash flow from operations. Positive cash flow results from net income and from reinsurance and insurance premiums being collected prior to disbursements for claims, which disbursements generally take place over an extended period after the collection of premiums, sometimes a period of many years. Collected premiums are generally invested, prior to their use for such disbursements, and investment income provides additional funding for loss payments. Our net cash flows from operating activities were $618.7 million and $494.2 millionfor the nine months ended September 30, 2007 and 2006, respectively. These cash flows included net tax payments of $267.7 million and $12.6 million for the nine months ended September 30, 2007 and 2006, respectively; net catastrophe loss payments of $355.2 million and $708.2 million for the nine months ended September 30, 2007 and 2006, respectively; and A&E loss payments of $29.6 million and $29.2 million for the nine months ended September 30, 2007 and 2006, respectively. The $255.1 million increase in net tax payments for the nine months ended September 30, 2007 compared with the nine months ended September 30, 2006 was primarily attributable to a 37% increase in pre-tax net income, a $52.4 million refund received in the first quarter of 2006 attributable to 2005, which partially offset 2006 estimated payments, and projected increases in level of earnings by taxable jurisdictions. The cumulative level of tax deposits made through September 30, 2007, was based on projected taxable income, generally based upon our six months results. Actual third quarter taxable income was lower than the amount upon which the deposits were based. This resulted in an increase in federal income taxes recoverable and the possibility that additional tax deposits may not be required in the fourth quarter.

If disbursements for claims and benefits, policy acquisition costs and other operating expenses were to exceed premium inflows, cash flow from insurance operations would be negative. The effect of such negative cash flow from insurance operations on total cash flow from operations would be partially or totally offset by cash flow from investment income. Additionally, cash flow from investment maturities and dispositions, both short-term investments and longer term maturities, would be available to fund any negative cash flows from insurance operations.

As the timing of payments for claims and benefits cannot be predicted with certainty, we maintain portfolios of long term invested assets with varying maturities, and short-term investments that provide additional liquidity for claims payment. At September 30, 2007 and December 31, 2006 we held cash and short-term investments of

$2,872.4 million and $1,556.4 million, respectively. In addition to these cash and short-term investments at September 30, 2007, we had $0.5 billion, at market value, available for sale fixed maturity securities maturing within one year or less, $2.5 billion maturing within one to five years and $6.8 billion maturing after five years. Our $1.6 billion of equity securities are comprised primarily of publicly traded securities that, generally, can be easily liquidated. The fixed maturity and equity securities, in conjunction with the short-term investments and positive cash flow from operations, generally provide ample liquidity for expected loss payments for the foreseeable future. We do not anticipate selling securities or using available credit facilities to pay losses and LAE, but we have the ability to do so. Sales may result in realized capital gains or losses and we note that at September 30, 2007 we had $49.9 million of net unrealized appreciation, comprised of $188.7 million of pre-tax appreciation and $138.8 million of pre-tax depreciation.

Management expects the trend of positive cash flow from operations, which in general reflects our core earnings strength, to persist over the near term. In the intermediate and longer term, the trend will be impacted by the extent to which competitive pressures impact price adequacy in our markets and the extent to which we successfully maintain our strategy of emphasizing profitability over volume.

Effective July 27, 2007, Group, Bermuda Re and Everest International Reinsurance, Ltd. (“Everest International”) entered into a new five year, $850.0 million senior credit facility with a syndicate of lenders, replacing the December 8, 2004, senior credit facilities, which would have expired on December 8, 2007. Both the July 27, 2007 and December 8, 2004 senior credit facilities are referred to as the “Group Credit Facility”. Wachovia Bank is the administrative agent for the Group Credit Facility, which consists of two tranches. Tranche one provides up to $350.0 million of revolving credit for liquidity and general corporate purposes, and for the issuance of unsecured standby letters of credit. The interest on the revolving loans shall, at the Company's option, be either (1) the Base Rate (as defined below) or (2) an adjusted London Interbank Offered Rate (“LIBOR”) plus a margin. The Base Rate is the higher of (a) the prime commercial lending rate established by Wachovia Bank or (b) the Federal Funds Rate plus 0.5% per annum. The amount of margin and the fees payable for the Group Credit Facility depends on Group’s senior unsecured debt rating. Tranche two exclusively provides up to $500.0 million for the issuance of standby letters of credit on a collateralized basis.

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth. Minimum net worth is an amount equal to the sum of $3,575.4 million plus 25% of consolidated net income for each of Group’s fiscal quarters for which statements are available, ending on or after January 1, 2007, for which consolidated net income is positive, plus 25% of any increase in consolidated net worth during such period attributable to the issuance of ordinary and preferred shares. As of September 30, 2007, the Company was in compliance with all Group Credit Facility covenants.

For the three and nine months ended September 30, 2007 and 2006, there were no outstanding borrowings under tranche one of the Group Credit Facility. At September 30, 2007, there was $209.6 million used of the $500.0 million available for tranche two standby letters of credit.

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

The Holdings Credit Facility requires Holdings to maintain a debt to capital ratio of not greater than 0.35 to 1 and Everest Re to maintain its statutory surplus at $1.5 billion plus 25% of future aggregate net income and 25% of future aggregate capital contributions after December 31, 2005. As of September 30, 2007, Holdings was in compliance with all Holdings Credit Facility covenants.

For the three and nine months ended September 30, 2007 and 2006, there were no outstanding borrowings under the Holdings Credit Facility.

Interest expense and fees incurred in connection with the Group Credit Facility and the Holdings Credit Facility were $0.4 million and $0.5 million for the three and nine months ended September 30, 2007, respectively, and $0.1 million and $0.3 million for the three and nine months ended September 30, 2006, respectively, all of which were fees.

Market Sensitive Instruments. The SEC’s Financial Reporting Release #48 requires registrants to clarify and expand upon the existing financial statement disclosure requirements for derivative financial instruments, derivative commodity instruments and other financial instruments (collectively, “market sensitive instruments”). We do not generally invest in market sensitive instruments for trading purposes.

Our investment strategy seeks to maximize after-tax income through a high quality, diversified, taxable and tax-preferenced fixed maturity portfolio, while maintaining an adequate level of liquidity. Our mix of taxable and tax-preferenced investments is adjusted periodically, consistent with our current and projected operating results, market conditions and our tax position. The fixed maturities in the investment portfolio are comprised of available for sale securities. Additionally, we invest in equity securities, which we believe will enhance the risk-adjusted total return of the investment portfolio. We have also engaged in a small number of equity put options.

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

Interest Rate Risk. Our $14.9 billion investment portfolio at September 30, 2007 is principally comprised of fixed maturity securities, which are subject to interest rate risk and some foreign currency exchange rate risk, and equity securities, which are subject to price fluctuations and some foreign exchange rate risk. The impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity portfolio, including short-term investments, from a change in market interest rates. In a declining interest rate environment, it includes prepayment risk on the $1,571.9 million of mortgage-backed securities. Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of a security.

The table below displays the potential impact of market value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $2.7 billion of short-term investments) as of September 30, 2007 based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates. For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually. To generate appropriate price estimates on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account. For legal entities with a non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios. All amounts are in U.S. dollars and are presented in millions.

As of September 30, 2007
Interest Rate Shift in Basis Points
	-200	-100	0	100	200
Total Market Value	$ 13,417.9	$ 12,946.5	$ 12,455.0	$ 11,907.6	$ 11,352.9
Market Value Change from Base (%)	7.7%	3.9%	0.0%	-4.4%	-8.8%
Change in Unrealized Appreciation
After-tax from Base ($)	$ 721.6	$ 368.1	$ -	$ (405.3)	$ (813.9)

We had $8,811.4 million and $8,840.1 million of reserves for losses and LAE as of September 30, 2007 and December 31, 2006, respectively. These amounts are recorded at their nominal value as opposed to fair value, which would reflect a discount adjustment to reflect the time value of money. Since losses are paid out over a period of time, the fair value of the reserves is less than the nominal value. As interest rates rise, the fair value of the reserves decreases and, conversely, as interest rates decline, the fair value increases. These movements are the opposite of the interest rate impacts on the fair value of investments. While the difference between fair value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid. Our loss and loss reserve obligations have an expected duration of approximately 3.8 years, which is reasonably consistent with our fixed income portfolio. If we were to discount our loss and LAE reserves, net of $0.7 billion of reinsurance receivables on unpaid losses, the discount would be approximately $1.6 billion resulting in a discounted reserve balance of approximately $6.5 billion, representing approximately 52% of the market value of the fixed maturity investment portfolio funds.

Equity Risk. Equity risk is the potential change in market value of the common stock and preferred stock portfolios arising from changing equity prices. Our equity investments consist of a diversified portfolio of individual securities and exchange traded and mutual funds, which invest principally in high quality common and preferred stocks that are traded on major exchanges. The primary investment objective of the equity portfolio is to obtain greater total return relative to bonds over time through market appreciation and income.

The table below displays the impact on market value and after-tax change in fair value of a 10% and 20% change in equity prices up and down for the period indicated. All amounts are in U.S. dollars and are presented in millions.

As of September 30, 2007
Change in Equity Fair Values in Percent
	-20%	-10%	0%	10%	20%

Fair Value of the Equity Portfolio	$ 1,272.4	$ 1,431.4	$ 1,590.4	$ 1,749.5	$ 1,908.5
After-tax Change in Fair Value	$ (258.5)	$ (129.3)	$ -	$ 129.3	$ 258.5

Foreign currency exchange risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates. Each of our non-U.S./Bermuda (“foreign”) operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines. Each of our foreign operations may conduct business in its local currency, as well as the currency of other countries in which it operates. The primary foreign currency exposures for our foreign operations are the Canadian Dollar, the British Pound Sterling and the Euro. We mitigate foreign exchange exposure by generally matching the currency and duration of our assets to our corresponding operating liabilities. In accordance with FAS No. 52, “Foreign Currency Translation”, we translate the assets, liabilities and income of non-U.S. dollar functional currency legal entities to the U.S. dollar. This translation amount is reported as a component of other comprehensive income. As of September 30, 2007, there has been no material change in exposure to foreign exchange rates as compared to December 31, 2006.

Although not considered material in the context of our aggregate exposure to market sensitive instruments, we have issued six equity put options based on the S&P 500 index and one equity put option based on the FTSE 100 index, that are market sensitive and sufficiently unique to warrant supplemental disclosure.

We have sold six equity put options based on the S&P 500 index for total consideration, net of commissions, of $22.5 million. These contracts each have a single exercise date, with original maturities ranging from 12 to 30 years and strike prices ranging from $1,141.21 to $1,540.63. As of September 30, 2007, the S&P 500 Index stood at $1,526.75. No amounts will be payable under these contracts if the S&P 500 index is at or above the strike prices on the exercise dates, which currently fall between June 2017 and March 2031. If the S&P 500 index is lower than the strike price on the applicable exercise date, the amount due will vary proportionately with the percentage by which the index is below the strike price. Based on historical index volatilities and trends and the September 30, 2007 index value, we estimate the probability for each contract of the S&P 500 index falling below the strike price on the exercise date to be less than 3.4%. The theoretical maximum payouts under the contracts would occur if on each of the exercise dates the S&P 500 index value were zero. At September 30, 2007, the present value of these theoretical maximum payouts using a 6% discount factor was $222.7 million.

We have sold one equity put option based on the FTSE 100 index for total consideration, net of commissions, of $6.7 million. This contract has an exercise date of July 2020 and a strike price of £5,989.75. As of September 30, 2007, the FTSE 100 Index stood at £6,466.80. No amount will be payable under this contract if the FTSE 100 index is at or above the strike price on the exercise date. If the FTSE 100 index is lower than the strike price on the applicable exercise date, the amount due will vary proportionately with the percentage by which the index is below the strike price. Based on historical index volatilities and trends and the September 30, 2007 index value, we estimate the probability that the FTSE 100 index contract will fall below the strike price on the exercise date to be less than 7.0%. The theoretical maximum payout under the contract would occur if on the exercise date the FTSE 100 index value was zero. At September 30, 2007, the present value of the theoretical maximum payout using a 6.0% discount factor was $31.3 million.

Because the equity put options are derivatives within the framework of FAS 133, we report the fair value of these instruments in our balance sheet and record any changes to fair value in our consolidated statements of operations and comprehensive income. We have recorded fair values for our obligations on these equity put options at September 30, 2007 and December 31, 2006 of $36.1 million and $37.5 million, respectively; however, we do not believe that the ultimate settlement of these transactions is likely to require a payment that would exceed the initial consideration received or any payment at all.

As there is no active market for these instruments, the determination of their fair value is based on an industry accepted option pricing model, which requires estimates and assumptions, including those regarding volatility and expected rates of return.

The table below estimates the impact of potential movements in interest rates and the equity indices, which are the principal factors affecting fair value of these instruments, looking forward from the fair value at September 30, 2007. These are estimates and there can be no assurance regarding future market performance. The asymmetrical results of the interest rate and S&P 500 and FTSE 100 indices shifts reflect that the liability cannot fall below zero whereas it can increase to its theoretical maximum.

As of September 30, 2007
Equity Indices Put Options Obligation – Sensitivity Analysis
(Dollars in millions)
Interest Rate Shift in Basis Points:	-100	-50	0	50	100
Total Fair Value	$ 49.9	$ 42.4	$ 36.1	$ 30.6	$ 25.9
Fair Value Change from Base (%)	-38.3%	-17.7%	0.0%	15.1%	28.1%

Equity Indices Shift in Points:	-200	-100	0	100	200
Total Fair Value	$ 42.8	$ 39.2	$ 36.1	$ 33.3	$ 30.9
Fair Value Change from Base (%)	-18.6%	-8.7%	0.0%	7.6%	14.4%

Combined Interest Rate / Equity Indices Shift:	-100/-200	-50/-100	0 / 0	50/100	100/200
Total Fair Value	$ 58.5	$ 46.0	$ 36.1	$ 28.2	$ 22.0
Fair Value Change from Base (%)	-62.1%	-27.5%	0.0%	21.8%	39.0%

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

PART I - Item 3

EVEREST RE GROUP, LTD.

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

Market Risk Instruments. See “Liquidity and Capital Resources - Market Sensitive Instruments” in PART I – Item 2.

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

EVEREST RE GROUP, LTD.

OTHER INFORMATION

PART II – Item 1. Legal Proceedings

In the ordinary course of business, we are involved in lawsuits, arbitrations and other formal and informal dispute resolution procedures, the outcomes of which will determine our rights and obligations under insurance, reinsurance and other contractual agreements. In some disputes, we seek to enforce our rights under an agreement or to collect funds owing to us. In other matters, we are resisting attempts by others to collect funds or enforce alleged rights. These disputes arise from time to time and are ultimately resolved through both informal and formal means, including negotiated resolution, arbitration and litigation. In all such matters, we believe that our positions are legally and commercially reasonable. While the final outcome of these matters cannot be predicted with certainty, we do not believe that any of these matters, when finally resolved, will have a material adverse effect on our financial position or liquidity. However, an adverse resolution of one or more of these items in any one quarter or fiscal year could have a material adverse effect on our results of operations in that period.

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

PART II – Item 1A. Risk Factors

No material changes.

PART II – Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

                                    Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
				Maximum
				Number (or
				Approximate
			Total Number of	Dollar Value) of
			Shares (or Units)	Shares (or Units)
	Total Number		Purchased as	that May Yet Be
	of Shares (or	Average Price	Part of Publicly	Purchased Under
	Units)	Paid per Share	Announced Plans	the Plans or
Period	Purchased	(or Unit)	or Programs	Programs (2)
July 1 - 31	0	N/A	417,100	2,483,900
August 1 - 31	3,960	$ 100.995	0	2,483,900
September 1 - 30	15,420	106.518	0	2,483,900
Total	19,380	$ 105.234	417,100	2,483,900

(1) The 19,380 shares were withheld as payment for taxes on restricted shares that became unrestricted in the quarter

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

Dated: November 9, 2007