Form 10-K
period 2007-12-31
EVEREST RE GROUP LTD
filed 2008-02-29
CIK 1095073

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C 20549 FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2007
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	X	Accelerated filer

Non-accelerated filer		Smaller reporting company
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes		No	X

The aggregate market value on June 30, 2007, the last business day of the registrant’s most recently completed second quarter, of the voting shares held by non-affiliates of the registrant was $6,865.9 million.

At February 1, 2008, the number of shares outstanding of the registrant’s common shares was 62,866,606.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 10, 11, 12, 13 and 14 of Form 10-K is incorporated by reference into Part III hereof from the registrant’s proxy statement for the 2008 Annual General Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of the close of the registrant’s fiscal year ended December 31, 2007.

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

The Company.

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

The Company’s principal business, conducted through its operating segments, is the underwriting of reinsurance and insurance in the U.S., Bermuda and international markets. The Company had gross written premiums in 2007 of $4.1 billion with approximately 78.3% representing reinsurance and 21.7% representing U.S. insurance. Shareholders’ equity at December 31, 2007 was $5.7 billion. The Company underwrites reinsurance both through brokers and directly with ceding companies, giving us the flexibility to pursue business based on the ceding company’s preferred reinsurance purchasing method. The Company underwrites insurance principally through general agent relationships and surplus lines brokers. Group’s active operating subsidiaries, excluding Mt. McKinley Insurance Company (“Mt. McKinley”), which is in run-off, are each rated A+ (“Superior”) by A.M. Best Company (“A.M. Best”), a leading provider of insurer ratings that assigns financial strength ratings to insurance companies based on their ability to meet their obligations to policyholders.

Following is a summary of the Company’s principal operating subsidiaries:

•

Bermuda Re, a Bermuda insurance company and a direct subsidiary of Group, is registered in Bermuda as a Class 4 insurer and long-term insurer and is authorized to write property and casualty business and life and annuity business. Bermuda Re commenced business in the second half of 2000. On January 1, 2004 Bermuda Re purchased the UK branch of Everest Re. Bermuda Re’s UK branch provides property and casualty reinsurance to the United Kingdom and European markets. At December 31, 2007, Bermuda Re had shareholders’ equity of $2.5 billion.

•

Everest International Reinsurance, Ltd. (“Everest International”), a Bermuda insurance company and a direct subsidiary of Group, is registered in Bermuda as a Class 4 insurer and is authorized to write property and casualty business. Through 2007, all of Everest International’s business has been inter-affiliate quota share reinsurance assumed from Everest Re and the UK branch of Bermuda Re. At December 31, 2007, Everest International had shareholders’ equity of $412.8 million.

•

Everest Re, a Delaware insurance company and a direct subsidiary of Holdings, is a licensed property and casualty insurer and/or reinsurer in all states (except Nevada and Wyoming), the District of Columbia and Puerto Rico and is authorized to conduct reinsurance business in Canada and Singapore. Everest Re underwrites property and casualty reinsurance for insurance and reinsurance companies in the U.S. and international markets. At December 31, 2007, Everest Re had statutory surplus of $2.9 billion.

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

•

Everest Security Insurance Company (“Everest Security”), a Georgia insurance company and a direct subsidiary of Everest Re, writes property and casualty insurance on an admitted basis in Georgia and Alabama. The majority of Everest Security’s business is reinsured by its parent, Everest Re.

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

Reinsurance Industry Overview.

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

There are two basic types of reinsurance arrangements: treaty and facultative reinsurance. In treaty reinsurance, the ceding company is obligated to cede and the reinsurer is obligated to assume a specified portion of a type or category of risks insured by the ceding company. Treaty reinsurers do not separately evaluate each of the individual risks assumed under their treaties: instead, the reinsurer relies upon the pricing and underwriting decisions made by the ceding company. In facultative reinsurance, the ceding company cedes and the reinsurer assumes all or part of the risk under a single insurance contract. Facultative reinsurance is negotiated separately for each insurance contract that is reinsured. Facultative reinsurance, when purchased by ceding companies, usually is intended to cover individual risks not covered by their reinsurance treaties because of the dollar limits involved or because the risk is unusual.

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

Reinsurance can be written through intermediaries, generally professional reinsurance brokers, or directly with ceding companies. From a ceding company's perspective, both the broker and the direct distribution channels have advantages and disadvantages. A ceding company's decision to select one distribution channel over the other will be influenced by its perception of such advantages and disadvantages relative to the reinsurance coverage being placed.

Business Strategy.

The Company’s business strategy is to sustain its leadership position within its target reinsurance and insurance markets, provide effective management throughout the property and casualty underwriting cycle and achieve an attractive return for its shareholders. The Company’s underwriting strategies seek to capitalize on its i) financial strength and capacity, ii) global franchise, iii) stable and experienced management team, iv) diversified product and distribution offering, v) underwriting expertise and disciplined approach, vi) efficient and low-cost operating structure and vii) prudent enterprise risk management practices.

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

The Company’s underwriting strategy emphasizes flexibility and responsiveness to changing market conditions, such as increased demand or favorable pricing trends. The Company believes that its existing strengths, including its broad underwriting expertise, global presence, strong financial ratings and substantial capital, facilitate adjustments to its mix of business geographically, by line of business and by type of coverage, allowing it to participate in those market opportunities that provide the greatest potential for underwriting profitability. The Company’s insurance operations complement these strategies by providing access to business that is not available on a reinsurance basis. The Company carefully monitors its mix of business across all operations to avoid unacceptable geographic or other risk concentrations.

Marketing.

The Company writes business on a worldwide basis for many different customers and lines of business, thereby obtaining a broad spread of risk. The Company is not substantially dependent on any single customer, small group of customers, line of business or geographic area. For the 2007 calendar year, no single customer (ceding company or insured) generated more than 8.2% of the Company’s gross written premiums. The Company does not believe that a reduction of business from any one customer would have a material adverse effect on its future financial condition or results of operations.

Approximately 67%, 10% and 23% of the Company’s 2007 gross written premiums were written in the broker reinsurance, direct reinsurance and insurance markets, respectively. The Company’s ability to write reinsurance both through brokers and directly with ceding companies gives it the flexibility to write business based on the ceding company’s preferred reinsurance purchasing method.

The broker reinsurance market consists of several substantial national and international brokers and a number of smaller specialized brokers. Brokers do not have the authority to bind the Company with respect to reinsurance agreements, nor does the Company commit in advance to accept any portion of a broker’s submitted business. Reinsurance business from any ceding company, whether new or renewal, is subject to acceptance by the Company. Brokerage fees are generally paid by reinsurers. The Company’s ten largest brokers accounted for an aggregate of approximately 58% of gross written premiums in 2007, with the two largest brokers accounting for approximately 15% (Marsh & McLennan Companies, Inc.) and 14% (Willis Group, Ltd.) of gross written premiums. The Company does not believe that a reduction of business assumed from any one broker would have a materially adverse effect on the Company.

The direct reinsurance market remains an important distribution channel for reinsurance business written by the Company. Direct placement of reinsurance enables the Company to access clients who prefer to place their reinsurance directly with reinsurers based upon the reinsurer’s in-depth understanding of the ceding company’s needs.

The Company’s insurance business is written principally through general agents and surplus lines brokers. In 2007, C.V. Starr accounted for approximately 6% of the Company’s gross written premium. No other single general agent generated more than 5% of the Company’s gross written premiums.

The Company continually evaluates each business relationship, including the underwriting expertise and experience brought to bear through the involved distribution channel, performs analyses to evaluate financial security, monitors performance and adjusts underwriting decisions accordingly.

Segment Results.

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

Underwriting results include earned premium less losses and loss adjustment expenses (“LAE”) incurred, commission and brokerage expenses and other underwriting expenses. Underwriting results are measured using ratios, in particular loss, commission and brokerage and other underwriting expense ratios, which respectively, divide incurred losses, commissions and brokerage and other underwriting expenses by earned premium. The Company utilizes inter-affiliate reinsurance, although such reinsurance does not materially impact segment results, as business is generally reported within the segment in which the business was first produced. For selected financial information regarding these segments, see Note 20 of Notes to Consolidated Financial Statements and Segment Results in ITEM 7.

Underwriting Operations.

The following five year table presents the distribution of the Company’s gross written premiums by its segments: U.S. Reinsurance, U.S. Insurance, Specialty Underwriting, International and Bermuda. The premiums for each segment are further split between property and casualty business and, for reinsurance business, between pro rata or excess of loss business:

	Gross Written Premiums by Segment
	Years Ended December 31,
(Dollars in millions)	2007		2006		2005		2004		2003
U.S. Reinsurance
Property
Pro Rata (1)	$ 455.9	11.2%	$ 379.7	9.5%	$ 414.0	10.1%	$ 339.7	7.2%	$ 357.8	7.8%
Excess	332.2	8.1%	303.2	7.6%	236.9	5.8%	208.8	4.4%	241.0	5.3%
Casualty
Pro Rata (1)	216.5	5.3%	446.7	11.2%	529.4	12.9%	702.8	14.9%	625.7	13.7%
Excess	189.0	4.6%	207.1	5.2%	205.9	5.0%	226.8	4.8%	527.8	11.5%
Total (2)	1,193.5	29.3%	1,336.7	33.4%	1,386.2	33.8%	1,478.1	31.4%	1,752.3	38.3%

U.S. Insurance
Property
Pro Rata (1)	85.6	2.1%	40.6	1.0%	196.9	4.8%	159.0	3.4%	42.9	0.9%
Excess	-	0.0%	-	0.0%	-	0.0%	-	0.0%	-	0.0%
Casualty
Pro Rata (1)	800.0	19.6%	825.7	20.6%	735.6	17.9%	1,008.8	21.4%	1,026.6	22.5%
Excess	-	0.0%	-	0.0%	-	0.0%	-	0.0%	-	0.0%
Total (2)	885.6	21.7%	866.3	21.7%	932.5	22.7%	1,167.8	24.8%	1,069.5	23.4%

Specialty Underwriting
Property
Pro Rata (1)	190.2	4.7%	179.3	4.5%	206.1	5.0%	374.8	8.0%	396.7	8.7%
Excess	51.1	1.3%	37.5	0.9%	65.2	1.6%	65.4	1.4%	64.3	1.4%
Casualty
Pro Rata (1)	23.6	0.6%	28.5	0.7%	30.7	0.7%	34.1	0.7%	28.1	0.6%
Excess	5.1	0.1%	5.9	0.1%	12.6	0.3%	12.8	0.3%	13.8	0.3%
Total (2)	270.1	6.6%	251.2	6.3%	314.6	7.6%	487.1	10.4%	502.9	11.0%

Total U.S.
Property
Pro Rata (1)	731.7	17.9%	599.6	15.0%	817.0	19.9%	873.5	18.6%	797.4	17.4%
Excess	383.3	9.4%	340.7	8.5%	302.1	7.4%	274.2	5.8%	305.3	6.7%
Casualty
Pro Rata (1)	1,040.1	25.5%	1,300.9	32.5%	1,295.7	31.5%	1,745.7	37.1%	1,680.4	36.8%
Excess	194.1	4.8%	213.0	5.3%	218.5	5.3%	239.6	5.1%	541.6	11.8%
Total (2)	2,349.2	57.6%	2,454.2	61.3%	2,633.3	64.1%	3,133.0	66.6%	3,324.7	72.7%

International
Property
Pro Rata (1)	451.6	11.1%	415.4	10.4%	421.4	10.3%	426.0	9.1%	328.5	7.2%
Excess	212.9	5.2%	195.6	4.9%	160.4	3.9%	159.7	3.4%	118.6	2.6%
Casualty
Pro Rata (1)	68.3	1.7%	53.9	1.3%	66.4	1.6%	51.2	1.1%	31.3	0.7%
Excess	73.1	1.8%	66.8	1.7%	58.4	1.4%	50.8	1.1%	42.4	0.9%
Total (2)	805.9	19.8%	731.7	18.3%	706.6	17.2%	687.7	14.6%	520.8	11.4%

Bermuda
Property
Pro Rata (1)	282.2	6.9%	312.3	7.8%	322.9	7.8%	309.7	6.6%	230.0	5.0%
Excess	201.6	4.9%	174.3	4.4%	151.8	3.7%	232.5	4.9%	239.5	5.2%
Casualty
Pro Rata (1)	326.1	8.0%	230.7	5.8%	208.8	5.1%	227.0	4.8%	175.4	3.8%
Excess	112.5	2.8%	97.7	2.4%	85.2	2.1%	114.2	2.4%	83.3	1.8%
Total (2)	922.5	22.7%	815.0	20.4%	768.7	18.7%	883.4	18.8%	728.2	15.9%

Total Company
Property
Pro Rata (1)	1,465.6	35.9%	1,327.3	33.2%	1,561.3	38.0%	1,609.2	34.2%	1,355.9	29.6%
Excess	797.8	19.6%	710.6	17.8%	614.3	15.0%	666.4	14.2%	663.4	14.5%
Casualty
Pro Rata (1)	1,434.5	35.2%	1,585.5	39.6%	1,570.9	38.2%	2,023.9	43.0%	1,887.2	41.3%
Excess	379.7	9.3%	377.5	9.4%	362.1	8.8%	404.6	8.6%	667.3	14.6%
Total (2)	$ 4,077.6	100.0%	$ 4,000.9	100.0%	$ 4,108.6	100.0%	$ 4,704.1	100.0%	$ 4,573.8	100.0%
___________
(1) For purposes of the presentation above, pro rata includes all insurance and reinsurance attaching to the first dollar of loss incurred by the ceding company.
(2) Certain totals and subtotals may not reconcile due to rounding.

U.S. Reinsurance Segment. The Company’s U.S. Reinsurance segment writes property and casualty reinsurance, both treaty and facultative, through reinsurance brokers as well as directly with ceding companies within the U.S. The Company targets certain brokers and, through the broker market, specialty companies and small to medium sized standard lines companies. The Company also targets companies that place their business predominantly in the direct market, including small to medium sized regional ceding companies, and seeks to develop long-term relationships with those companies. In addition, the U.S. Reinsurance segment writes portions of reinsurance programs for large, national insurance companies.

In 2007, $714.2 million of gross written premiums were attributable to U.S. treaty property business, of which 63.8% was written on a pro rata basis and 36.2% was written on an excess of loss basis. The Company’s property underwriters utilize sophisticated underwriting methods to analyze and price property business. The Company manages its exposures to catastrophe and other large losses by limiting exposures on individual contracts and limiting aggregate exposures to catastrophes in any particular zone and across contiguous zones.

U.S. treaty casualty business accounted for $334.0 million of gross written premiums in 2007, of which 64.8% was written on a pro rata basis and 35.2% was written on an excess of loss basis. The treaty casualty business consists of professional liability, D&O liability, workers’ compensation, excess and surplus lines and other liability coverages. As a result of the complex technical nature of most of these risks, the Company’s casualty underwriters tend to specialize by line of business and work closely with the Company’s pricing actuaries.

The Company’s facultative unit conducts business both through brokers and directly with ceding companies, and consists of four underwriting units representing property, casualty, specialty and national brokerage lines of business. Business is written from a facultative headquarters office in New York and satellite offices in Chicago and Oakland. In 2007, $55.7 million, $65.2 million, $6.2 million and $18.2 million of gross written premiums were attributable to the property, casualty, specialty and national brokerage lines of business, respectively.

In 2007, 89.4%, 7.4% and 3.2% of the U.S. Reinsurance segment’s gross written premiums were written in the broker reinsurance, direct reinsurance and insurance markets, respectively.

U.S. Insurance Segment.In 2007, the Company’s U.S. Insurance segment wrote $885.6 million of gross written premiums, of which 90.3% was casualty and 9.7% was property. Of the total business written, Everest National wrote $571.1 million and Everest Re wrote $98.6 million, principally targeting commercial property and casualty business written through general agents with program administrators. Workers’ compensation business accounted for $224.9 million, or 25.4% of the total business written, including $133.1 million, or 59.2%, of workers’ compensation business written in California. Non-workers’ compensation business represented $660.7 million, or 74.6% of the total business written. Everest Indemnity wrote $192.4 million, principally excess and surplus lines insurance business written through surplus lines brokers. Everest Security wrote $23.5 million, principally non-standard auto insurance written through retail agents. With respect to insurance written through general agents and surplus lines brokers, the Company supplements the initial underwriting process with periodic claims, underwriting and operational reviews and ongoing monitoring.

Specialty Underwriting Segment. The Company’s Specialty Underwriting segment writes A&H, marine, aviation and surety reinsurance. The A&H unit primarily focuses on health reinsurance of traditional indemnity plans, self-insured health plans, accident coverages and specialty medical plans. The marine and aviation unit focuses on ceding companies with a particular expertise in marine and aviation business. The marine and aviation business is written primarily through brokers and contains a significant international component written primarily through the London market. Surety business underwritten by the Company consists mainly of reinsurance of contract surety bonds.

In 2007, gross written premiums of the A&H unit totaled $95.5 million, primarily written through brokers.

The marine and aviation unit’s 2007 gross written premiums totaled $128.6 million, substantially all of which was written on a treaty basis and sourced through reinsurance brokers. Marine treaties represented 77.7% of marine and aviation gross written premiums in 2007 and consisted mainly of hull and energy coverage. Approximately 57.6% of the marine unit’s premiums in 2007 were written on a pro rata basis and 42.4% on an excess of loss basis. Aviation premiums accounted for 22.3% of marine and aviation gross written premiums in 2007 and included reinsurance for airlines and general aviation. Approximately 82.2% of the aviation unit's premiums in 2007 was written on a pro rata basis and 17.8% on an excess of loss basis.

In 2007, gross written premiums of the surety unit totaled $45.9 million, 94.4% of which was written on a pro rata basis. Most of the portfolio is reinsurance of contract surety bonds written directly with ceding companies, with the remainder being trade credit reinsurance, mostly in international markets.

International Segment. The Company’s International segment focuses on opportunities in the international reinsurance markets. The Company targets several international markets, including: Canada, with a branch in Toronto; Asia, with a branch in Singapore; and Latin America, Africa and the Middle East, which business is serviced from Everest Re’s Miami and New Jersey offices. The Company also writes from New Jersey “home-foreign” business, which provides reinsurance on the international portfolios of U.S. insurers. Approximately 82.5% of the Company’s 2007 international gross written premiums represented property business, while 17.5% represented casualty business. As with its U.S. operations, the Company’s International segment focuses on financially sound companies that have strong management and underwriting discipline and expertise. Approximately 73.8% of the Company’s international business was written through brokers, with 26.2% written directly with ceding companies.

Gross written premiums of the Company’s Canadian branch totaled $169.9 million in 2007 and consisted of 29.7% of pro rata property business, 24.8% of excess property business, 13.9% of pro rata casualty business and 31.6% of excess casualty business. Approximately 76.6% of the Canadian premiums consisted of treaty reinsurance, while 23.4% was facultative reinsurance.

The Company’s Singapore branch covers the Asian markets and accounted for $165.3 million of gross written premiums in 2007 and consisted of 60.7% of pro rata property business, 33.5% of excess property business, 3.5% of pro rata casualty business and 2.3% of excess casualty business.

International business written out of Everest Re’s Miami and New Jersey offices accounted for $470.7 million of gross written premiums in 2007 and consisted of 63.9% of pro rata treaty property business, 8.3% of pro rata treaty casualty business, 18.0% of excess treaty property business, 3.1% of excess treaty casualty business and 6.7% of facultative property and casualty business. Of this international business, 59.1% was sourced from Latin America, 23.8% was sourced from the Middle East, 8.2% was “home-foreign” business, 7.7% was sourced from Africa, 1.1% was sourced from Asia and 0.1% was sourced from Europe.

Bermuda Segment. The Company’s Bermuda segment writes property and casualty insurance and reinsurance through Bermuda Re and property and casualty reinsurance through its UK branch. In 2007, Bermuda Re had gross property and casualty written premiums of $327.8 million accounting for virtually all of its business, of which $305.9 million, or 93.4%, was treaty reinsurance; $21.3 million, or 6.5%, was facultative reinsurance or individual risk insurance and $0.6 million was sourced from Belgium.

In 2007, the UK branch of Bermuda Re wrote $594.7 million of gross treaty reinsurance premium consisting of 37.8% of pro rata property business, 20.7% of excess property business, 25.4% of pro rata casualty business and 16.1% of excess casualty business.

Geographic Areas. The Company conducts its business in Bermuda, the U.S. and a number of foreign countries. For select financial information about geographic areas, see Note 20 of Notes to the Consolidated Financial

Statements. Risks attendant to the foreign operations of the Company parallel those attendant to the U.S. operations of the Company, with the primary exception of foreign exchange risks. For more information about the risks, see ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Safe Harbor Disclosure”.

Underwriting.

The Company’s ability to write both property and casualty risks allows it to underwrite entire contracts or major portions thereof that might otherwise need to be syndicated among several reinsurers. The Company’s strategy is to "lead" in as many of the reinsurance treaties it underwrites as possible. The lead reinsurer on a treaty generally accepts one of the largest percentage shares of the treaty and is in the strongest position to negotiate price, terms and conditions. Management believes this strategy enables it to obtain more favorable terms and conditions on the treaties on which it participates. When the Company does not lead the treaty, it may still suggest changes to any aspect of the treaty. The Company may decline to participate on a treaty based upon its assessment of all relevant factors.

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

Risk Management of Underwriting and Retrocession Arrangements

Underwriting Risk and Accumulation Controls.Each segment and business unit manages its underwriting risk in accordance with established guidelines. These guidelines place dollar limits on the amount of business that can be written based on a variety of factors, including ceding company profile, line of business, geographic location and risk hazards. In each case, the guidelines permit limited exceptions, which must be authorized by the Company’s senior management. Management regularly reviews and revises these guidelines in response to changes in business unit market conditions, risk versus reward analyses and the Company’s underwriting risk management processes.

The operating results and financial condition of the Company can be adversely affected by catastrophe and other large losses. The Company manages its exposure to catastrophes and other large losses by:

•	selective underwriting practices;

•	diversifying its risk portfolio by geographic area and by types and classes of business;

•	limiting its aggregate catastrophe loss exposure in any particular geographic zone and contiguous zones;

•	purchasing retrocessional protection to the extent that such coverage can be secured cost-effectively. See “Retrocession Arrangements”.

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

The Company focuses on potential losses that could result from any single event or series of events as part of its evaluation and monitoring of its aggregate exposures to catastrophic events. Accordingly, the Company employs various techniques to estimate the amount of loss it could sustain from any single catastrophic event in various geographic areas. These techniques range from non-modeled deterministic approaches, such as tracking aggregate limits exposed in catastrophe-prone zones and applying historic damage factors, to modeled approaches that scientifically measure catastrophe risks using sophisticated Monte Carlo simulation techniques that forecast frequency and severity of expected losses on a probabilistic basis.

No single universal model is currently capable of projecting the amount and probability of loss in all global geographic regions in which the Company conducts business. In addition, the form, quality and granularity of underwriting exposure data furnished by ceding companies is not uniformly compatible with the data requirements for the Company’s licensed models, which adds to the inherent imprecision in the potential loss projections. Further, the results from multiple models and analytical methods must be combined and interpolated to estimate potential losses by and across business units. The combination of techniques potentially adds to the imprecision of the Company’s estimates. Also, while most models have been updated to better incorporate factors that contributed to unprecedented industry storm losses in 2004 and 2005, such as flood, storm surge and demand surge, catastrophe model projections are inherently imprecise. In addition, uncertainties with respect to future climatic patterns and cycles add to the already significant uncertainty of loss projections from models using historic long term frequency and severity data.

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

From an enterprise risk management perspective, management sets limits on the levels of catastrophe loss exposure the Company may underwrite. The limits are revised periodically based on a variety of factors, including but not limited to the Company’s financial resources and expected earnings and risk/reward analyses of the business being underwritten.

As of January 1, 2008, management estimated that the projected economic loss from its largest 100-year event does not exceed $600 million or about 10% of shareholders’ equity. Economic loss is the gross PML reduced by estimated reinstatement premiums to renew coverage and income taxes. The impact of income taxes on the PML depends on the distribution of the losses by corporate entity, which is also affected by inter-affiliate reinsurance. Management also monitors and controls its largest PMLs at multiple points along the loss distribution curve, such as loss amounts at the 20, 50, 100, 250, 500 and 1,000 year return periods. This process enables management to identify and control exposure accumulations and to integrate such exposures into enterprise risk, underwriting and capital management decisions.

The Company’s catastrophe loss projections, segmented by risk zones, are updated quarterly and reviewed as part of a formal risk management review process. The table below reflects the Company’s pre-tax PMLs at various return times for its top three zones/perils (as ranked by the largest 1 in 100 year events) based on loss projection data as of January 1, 2008:

Return Periods (in years)	1 in 20	1 in 50	1 in 100	1 in 250	1 in 500	1 in 1,000
Exceeding Probability	5.0%	2.0%	1.0%	0.4%	0.2%	0.1%

(Dollars in millions)
Zone/Area, Peril
Southeast U.S., Wind	$ 379	$ 660	$ 888	$ 1,197	$ 1,346	$ 1,445
Europe, Wind	233	499	635	737	828	873
Northeast U.S., Wind	25	205	500	765	996	1,185

The Company purchases limited amounts of retrocessional coverage. While the Company considers purchasing corporate level retrocessional protection by evaluating the underlying exposures in comparison to the availability of cost-effective protection, there was no such retrocessional coverage in place at January 1, 2008. The Company continues to evaluate the availability and cost of various retrocessional products and loss mitigation approaches in the marketplace.

The projected economic losses for the three highest 1 in 100 PML losses in the above table are as follows: for the Southeast U.S. wind storm, $564 million; for the European wind storm, $399 million and for the Northeast U.S. wind storm, $318 million. The projection for the Southeast wind storm does not consider potential impacts from the Florida insurance reform that increases insurers’ access to the Florida Hurricane Catastrophe Fund, thus potentially reducing the amount of reinsurance purchased from the private reinsurance markets. The Company is unable to predict if this will reduce future reinsurance coverage in Florida and correspondingly reduce the PML for a Southeast wind storm.

The Company believes that its methods of monitoring, analyzing and managing catastrophe exposures provide a credible risk management framework, which can be integrated with its underwriting business and capital management activities. However, there is much uncertainty and imprecision inherent in the catastrophe models and the catastrophe loss estimation process generally. As a result, there can be no assurance that the Company will not experience losses from individual events that exceed the PML or other return period projections, perhaps by a material amount. Nor can there be assurance that the Company will not experience events impacting multiple zones, or multiple severe events that could, in the aggregate, exceed the Company’s PML expectations by a significant amount.

Terrorism Risk.The Company does not have significant exposure to losses from terrorism risk. While the Company writes some reinsurance contracts covering events of terrorism, the Company’s risk management philosophy is to limit the amount of coverage provided and specifically not provide terrorism coverage for properties or in areas that may be considered a target for terrorists. Although providing terrorism coverage on reinsurance contracts is negotiable, most insurance policies mandate inclusion of terrorism coverage. As a result, the Company is exposed to losses from terrorism on its U.S. insurance book of business, particularly its workers’ compensation policies; however, the Company generally does not insure large corporations or corporate locations that represent large concentrations of risk.

As a result of its limited exposure, the Company does not believe the U.S. Terrorism Risk Insurance Act of 2002 that was signed into law November 2002 and amended in December 2005 and December 2007 has had or will have a significant impact on its operations.

Retrocession Arrangements. The Company considers retrocessional agreements to reduce its exposure on specific business written and potential accumulations of exposures across some or all of the Company’s operations. Where reinsurance is purchased, the agreements provide for recovery of a portion of losses and LAE from retrocessionaires. The level of retrocessional coverage varies over time, reflecting the underwriter’s and/or Company’s view of the changing dynamics of both the underlying exposure and the reinsurance markets. All retrocessional purchasing decisions consider both the potential coverage and market conditions with respect to the pricing, terms, conditions and availability of such coverage, with the aim of securing cost-effective protection. No assurance can be given that the Company will seek or be able to obtain retrocessional coverage in the future similar to that in place currently or in the past.

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

The Company typically considers the purchase of reinsurance to cover insurance program exposures written by the U.S. Insurance segment. The type of reinsurance coverage considered is dependent upon individual risk exposures, individual program exposures, aggregate exposures by line of business, overall segment exposures and the cost effectiveness of available reinsurance. Facultative reinsurance will typically be considered for large individual exposures and quota share reinsurance will generally be considered for entire programs of business.

The Company also considers purchasing corporate level retrocessional protection covering the potential accumulation of exposures. Such consideration includes balancing the underlying exposures against the availability of cost-effective retrocessional protection. For years ended December 31, 1999, 2000 and 2001, the Company purchased accident year aggregate excess of loss retrocession coverage that provided up to $175 million of coverage for each year. These excess of loss policies provided coverage if Everest Re’s consolidated statutory basis accident year loss ratio exceeded a specified attachment point for each year of coverage. The attachment point was net of inuring reinsurance and included adjustable premium provisions that effectively caused the Company to offset, on a pre-tax income basis, up to approximately 57% of such ceded losses. The maximum recovery for each year was $175 million before giving effect to the adjustable premium and the Company had ceded the maximum limits under all three contracts. The Company has not purchased similar corporate level coverage subsequent to December 31, 2001.

All of the Company’s retrocessional agreements transfer significant reinsurance risk and therefore, are accounted for as reinsurance under Statement of Financial Accounting Standards (“FAS”) No. 113, “Accounting and Reporting for Reinsurance of Short Duration and Long Duration Contracts”.

In connection with the Company’s acquisition of Mt. McKinley in September 2000, the Company obtained coverage under an aggregate excess of loss reinsurance agreement provided by Prudential Property and Casualty Insurance Company of Indiana (“Prupac”), a wholly-owned subsidiary of The Prudential. On October 31, 2003, LM Property & Casualty Insurance Company (“LM”) completed its purchase of Prupac and its obligations from The Prudential. The Prudential continues to guarantee LM’s obligation under this agreement. This agreement covers 80%, or $160 million, of the first $200 million of any adverse loss reserve development on the carried reserves of Mt. McKinley at the date of acquisition and reimburses the Company as such losses are paid by the Company. Cessions under this reinsurance agreement had exhausted the limit available under the contract as of December 31, 2003.

At December 31, 2007, the Company carried as an asset $666.2 million in reinsurance receivables with respect to losses ceded. Of this amount, $176.1 million, or 26.4%, was receivable from Transatlantic Reinsurance Company (“Transatlantic”); $152.1 million, or 22.8%, was receivable from Founders Insurance Company Limited (“Founders”), for which the Company has established $151.4 million provision for uncollectible reinsurance; $100.0 million, or 15.0%, was receivable from Continental Insurance Company ("Continental"); $54.6 million, or 8.2%, was receivable from Munich Reinsurance Company (“Munich Re”); $45.4 million, or 6.8%, was receivable from LM; $38.5 million, or 5.8%, was receivable from ACE Property and Casualty Insurance Company (“Ace”) and $37.7 million, or 5.7%, was receivable from Berkley Insurance Company (“Berkley”). No other retrocessionaire accounted for more than 5% of the Company’s receivables. Although management carefully selects its reinsurers, the Company is subject to credit risk with respect to its reinsurance because the ceding of risk to reinsurers does not relieve the Company of its liability to insureds or ceding companies. See ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition”.

The Company’s arrangements with Continental are managed on a funds held basis, which means that the Company has retained the premiums earned by the retrocessionaire to secure obligations of the retrocessionaire, recorded them as a liability, credited interest on the balances at a stated contractual rate and reduced the liability account as payments become due. As of December 31, 2007 and 2006, such funds had reduced the Company’s net exposure to Continental to $27.1 million and $33.2 million, respectively.

Claims.

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

Reserves for Unpaid Property and Casualty Losses and Loss Adjustment Expenses.

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

As part of the reserving process, insurers and reinsurers evaluate historical data and trends and make judgments as to the impact of various factors such as legislative and judicial developments that may affect future claim amounts, changes in social and political attitudes that may increase loss exposures and inflationary and general economic trends. While the reserving process is difficult and subjective for insurance companies, the inherent uncertainties of estimating such reserves are even greater for the reinsurer, due primarily to the longer time between the date of an occurrence and the reporting of any attendant claims to the reinsurer, the diversity of development patterns among different types of reinsurance treaties or facultative contracts, the necessary reliance on the ceding companies for information regarding reported claims and differing reserving practices among ceding companies. In addition, trends that have affected development of liabilities in the past may not necessarily occur or affect liability development in the same manner or to the same degree in the future. As a result, actual losses and LAE may deviate, perhaps substantially, from estimates of reserves reflected in the Company's consolidated financial statements.

Like many other property and casualty insurance and reinsurance companies, the Company has experienced adverse loss development for prior accident years, which has led to increases in losses and LAE reserves and corresponding charges to income in the periods in which the adjustments were made. There can be no assurance that adverse development from prior years will not continue in the future or that such adverse development will not have a material adverse effect on net income.

Changes in Historical Reserves.

The following table shows changes in historical loss reserves for the Company for 1997 and subsequent years. The table is presented on a GAAP basis except that the Company’s loss reserves for its Canadian branch operations are presented in Canadian dollars, the impact of which is not material. The top line of the table shows the estimated initial reserves for unpaid losses and LAE recorded at each year end date. The upper (paid) portion of the table presents the related cumulative amounts paid through each subsequent year end. The lower (liability re-estimated) portion shows the re-estimated amount of the previously recorded reserves as of the end of each succeeding year. The reserve estimates are revised as more information becomes known about the actual claims for which the initial reserves were carried. The cumulative deficiency line represents the cumulative change in estimates since the initial reserve was established. It is equal to the initial reserve less the latest estimate of the ultimate liability.

Since the Company has international operations, some of its loss reserves are established in foreign currencies and converted to U.S. dollars for financial reporting. Changes in conversion rates from period to period impact the U.S. dollar value of carried reserves and correspondingly, the cumulative deficiency line of the table. However, unlike other reserve development that affects net income, the impact of currency translation is a component of other comprehensive income. To differentiate these two reserve development components, the translation impacts for each calendar year are reflected in the table of Effects on Pre-tax Income Resulting from Reserve Re-estimates.

Each amount other than the original reserves in the top half of the table below includes the effects of all changes in amounts for prior periods. For example, if a loss settled in 2000 for $100,000, was first reserved in 1997 at $60,000 and remained unchanged until settlement, the $40,000 deficiency (actual loss minus original estimate) would affect the cumulative deficiency for each of the years in the period 1997 through 1999. Conditions and trends that have affected development of the ultimate liability in the past are not indicative of future developments. Accordingly, it is not appropriate to extrapolate future redundancies or deficiencies based on this table.

Ten Year GAAP Loss Development Table Presented Net of Reinsurance with Supplemental Gross Data (1) (2) (3)

(Dollars in millions)	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007
Net Reserves for unpaid
loss and LAE	$ 2,810.0	$ 2,953.5	$ 2,977.4	$ 3,364.9	$ 3,472.5	$ 3,895.8	$ 5,158.4	$ 6,766.9	$ 8,175.4	$ 8,078.9	$ 8,324.7
Paid (cumulative) as of:
One year later	450.8	484.3	673.4	718.1	892.7	902.6	1,141.7	1,553.1	2,116.9	1,915.4
Two years later	747.9	955.3	1,159.1	1,264.2	1,517.9	1,641.7	1,932.6	2,412.3	3,447.8
Three years later	1,101.5	1,295.5	1,548.3	1,637.5	2,033.5	2,176.8	2,404.6	3,181.4
Four years later	1,363.1	1,575.9	1,737.8	2,076.0	2,413.1	2,485.2	2,928.5
Five years later	1,592.5	1,693.3	1,787.2	2,286.4	2,612.3	2,836.6
Six years later	1,673.4	1,673.9	1,856.0	2,482.5	2,867.9
Seven years later	1,665.3	1,711.1	2,017.5	2,705.9
Eight years later	1,669.3	1,799.2	2,141.0
Nine years later	1,731.6	1,879.3
Ten years later	1,788.5
Net Liability re-estimated
as of:
One year later	2,836.2	2,918.1	2,985.2	3,364.9	3,612.6	4,152.7	5,470.4	6,633.7	8,419.8	8,356.7
Two years later	2,802.2	2,921.6	2,977.2	3,484.6	3,901.8	4,635.0	5,407.1	6,740.5	8,609.2
Three years later	2,794.7	2,910.3	3,070.5	3,688.6	4,400.0	4,705.3	5,654.5	7,059.9
Four years later	2,773.5	2,924.5	3,202.6	4,210.3	4,516.7	5,062.5	6,073.1
Five years later	2,765.2	3,002.2	3,430.3	4,216.5	4,814.0	5,507.1
Six years later	2,778.9	2,997.8	3,338.1	4,379.3	5,240.2
Seven years later	2,767.3	2,941.6	3,356.7	4,773.4
Eight years later	2,738.7	2,931.5	3,597.6
Nine years later	2,738.4	3,190.9
Ten years later	3,001.5

Cumulative deficiency	$ (191.5)	$ (237.4)	$ (620.2)	$ (1,408.5)	$ (1,767.7)	$ (1,611.3)	$ (914.7)	$ (293.0)	$ (433.8)	$ (277.8)
Gross liability-
end of year	$ 3,498.7	$ 3,869.2	$ 3,705.2	$ 3,853.7	$ 4,356.0	$ 4,985.8	$ 6,424.7	$ 7,886.6	$ 9,175.1	$ 8,888.0	$ 9,032.2
Reinsurance receivable	688.7	915.7	727.8	488.8	883.5	1,090.0	1,266.3	1,119.7	999.7	809.1	707.4
Net liability-end of year	2,810.0	2,953.5	2,977.4	3,364.9	3,472.5	3,895.8	5,158.4	6,766.9	8,175.4	8,078.9	8,324.8
Gross re-estimated
liability at
at December 31, 2007	4,328.1	4,481.1	4,924.4	5,873.4	6,620.8	6,850.3	7,404.0	8,171.5	9,586.3	9,110.7
Re-estimated receivable
at December 31, 2007	1,326.6	1,290.2	1,326.7	1,100.1	1,380.7	1,343.2	1,330.9	1,111.6	977.2	754.0
Net re-estimated liability
at December 31, 2007	3,001.5	3,190.9	3,597.6	4,773.4	5,240.2	5,507.1	6,073.1	7,059.9	8,609.2	8,356.7
Gross cumulative
deficiency	$ (829.4)	$ (611.9)	$ (1,219.2)	$ (2,019.7)	$ (2,264.9)	$ (1,864.5)	$ (979.3)	$ (284.9)	$ (411.3)	$ (222.7)

(1) Includes $480.9 million relating to Mt. McKinley at December 31, 2000, principally reflecting $491.1 million of Mt. McKinley reserves at the acquisition date.
(2) The Canadian Branch reserves are reflected in Canadian dollars.
(3) Some totals may not reconcile due to rounding.

Every year in the above table reflects a cumulative deficiency, also referred to as adverse development, with the largest indicated cumulative deficiency in 2001. Three classes of business were the principal contributors to those deficiencies: 1) the run-off of asbestos claims for both direct and reinsurance business has significantly contributed to the cumulative deficiencies for all years presented; 2) professional liability reinsurance, general casualty reinsurance and workers’ compensation insurance contributed to the deficiencies for years 1999 through 2003; and 3) property catastrophe adverse development contributed to the deficiency for 2005.

In response to its recent asbestos experience, and in view of industry asbestos experience, the Company completed a detailed study of its experience and its cedants’ exposures and also considered recent industry trends. The Company’s Claims Department undertook a contract by contract analysis of its direct business and projected those findings to its assumed reinsurance business. The Company’s actuaries utilized nine methodologies to project its potential ultimate liabilities including projections based on internal data and assessments, extrapolations of non-public and publicly available data for the Company’s cedants and benchmarking against industry data and experience. As a result of this study, the Company increased its gross reinsurance asbestos reserves by $250.0 million and increased its gross direct asbestos reserves by $75.0 million in the fourth quarter of 2007. These reserve increases, as well as adverse development on asbestos in prior years, have a significant impact on the cumulative deficiencies. Absent the asbestos development, only years 2000 through 2003 would reflect cumulative deficiencies on net reserves, with the remaining years reflecting cumulative redundancies.

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

In the workers’ compensation insurance class, the majority of which was written in California, the Company has experienced adverse development primarily for accident years 2001 and 2002 due to higher than expected claim frequency and severity. As a result of significant growth in this book of business in a challenging business environment, the Company’s writings in this class were subject to more relative variability than in some of its established and/or stable lines of business. Although cumulative results through 2007 continue to be quite profitable for this book of business, there has been some deterioration in claim frequency and severity related to accident years 2001 and 2002.

Management believes that adequate provision has been made for the Company’s loss and LAE reserves. While there can be no assurance that these reserves will not need to be increased in the future, management believes that the Company’s existing reserves and reserving methodologies reduce the likelihood that any such increases would have a material adverse effect on the Company’s financial condition, results of operations or cash flows. These statements regarding the Company’s loss reserves are forward looking statements within the meaning of the U.S. federal securities laws and are intended to be covered by the safe harbor provisions contained therein. See ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Safe Harbor Disclosure”.

The following table is derived from the Ten Year GAAP Loss Development Table above and summarizes the effect of reserve re-estimates, net of reinsurance, on calendar year operations by accident year for the same ten year period ended December 31, 2007. Each column represents the amount of net reserve re-estimates made in the indicated calendar year and shows the accident years to which the re-estimates are applicable. The amounts in the total accident year column on the far right represent the cumulative reserve re-estimates for the indicated accident years.

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
											Re-estimates
											for Each
(Dollars in millions)	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	Accident Year
Accident Years
1997 & prior	$ (26.2)	$ 34.0	$ 7.6	$ 21.2	$ 8.2	$ (13.7)	$ 11.6	$ 28.6	$ 0.3	$ (263.1)	$ (191.5)
1998		1.4	(11.0)	(9.8)	(22.5)	(64.0)	(7.2)	27.6	9.8	3.7	(72.1)
1999			(4.3)	(3.3)	(79.1)	(54.4)	(232.1)	36.0	(28.7)	18.4	(347.5)
2000				(7.9)	(26.4)	(71.9)	(294.1)	(98.3)	(144.2)	(153.2)	(796.0)
2001					(20.4)	(85.2)	23.5	(110.6)	(134.4)	(32.1)	(359.2)
2002						32.3	15.9	46.4	(60.0)	(18.4)	16.3
2003							170.3	133.7	109.7	26.0	439.7
2004								69.9	140.7	99.2	309.7
2005									(137.6)	130.1	(7.6)
2006										(88.4)	(88.4)
Total calendar
year effect	$ (26.2)	$ 35.4	$ (7.8)	$ -	$ (140.1)	$ (256.9)	$ (312.0)	$ 133.3	$ (244.4)	$ (277.8)
Canada (2)	8.3	(11.0)	4.9	7.4	(1.4)	(26.6)	(16.3)	(6.6)	(0.5)	(49.6)
Translation Adjustment	-	(17.0)	(26.9)	(17.7)	38.4	86.7	78.9	(100.3)	109.3	120.9
Re-estimate of net reserve after translation adjustment	$ (17.9)	$ 7.4	$ (29.8)	$ (10.3)	$ (103.1)	$ (196.8)	$ (249.4)	$ 26.4	$ (135.6)	$ (206.5)
_________________

(1)	Some totals may not reconcile due to rounding.
(2)	This adjustment converts Canadian dollars to U.S. dollars.

The reserve development by accident year reflected in the above table was generally the result of the same factors described above that caused the deficiencies shown in the Ten Year GAAP Loss Development Table. The unfavorable development experienced in the 1997 and prior and 2000 accident years relates principally to the previously discussed asbestos development. Other business areas contributing to adverse development were casualty reinsurance, including professional liability classes and workers’ compensation insurance, where, in retrospect, the Company’s initial estimates of losses were underestimated principally as the result of unanticipated variability in the underlying exposures. The favorable development for accident years 2002 through 2004 relates primarily to favorable experience with respect to property reinsurance business. In addition, casualty reinsurance has reflected favorable development for accident years 2003 to 2006. The unfavorable development experienced in the 2006 accident year was principally due to reserve increases for one credit insurance program.

The Company’s loss reserving methodologies continuously monitor the emergence of loss and loss development trends, seeking, on a timely basis, to both adjust reserves for the impact of trend shifts and to factor the impact of such shifts into the Company’s underwriting and pricing on a prospective basis.

The following table presents a reconciliation of beginning and ending reserve balances for the periods indicated on a GAAP basis:

Reconciliation of Reserves for Losses and LAE

	Years Ended December 31,
(Dollars in millions)	2007	2006	2005

Gross reserves at beginning of period	$ 8,840.1	$ 9,126.7	$ 7,836.3
Incurred related to:
Current year	2,341.6	2,298.8	3,750.7
Prior years	206.5	135.6	(26.4)
Total incurred losses	2,548.1	2,434.4	3,724.3
Paid related to:
Current year	452.2	522.7	664.9
Prior years	1,915.4	2,116.9	1,553.1
Total paid losses	2,367.6	2,639.6	2,218.0
Foreign exchange/translation adjustment	120.9	109.3	(100.3)
Change in reinsurance receivables on unpaid losses and LAE	(100.9)	(190.7)	(115.6)
Gross reserves at end of period	$ 9,040.6	$ 8,840.1	$ 9,126.7

Development of prior year incurred losses was $206.5 million unfavorable in 2007, $135.6 million unfavorable in 2006 and $26.4 million favorable in 2005. Such losses were the result of the reserve development discussed above, as well as inherent uncertainty in establishing loss and LAE reserves.

Reserves for Asbestos and Environmental Losses and Loss Adjustment Expenses.

At December 31, 2007, 10.2% of the Company’s gross reserves reflected an estimate of the Company’s ultimate liability for A&E claims for which ultimate value cannot be estimated using traditional reserving techniques. The Company’s A&E liabilities stem from Mt. McKinley’s direct insurance business and Everest Re’s assumed reinsurance business. There are significant uncertainties in estimating the amount of the Company’s potential losses from A&E claims. See ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asbestos and Environmental Exposures” and Note 3 of Notes to Consolidated Financial Statements.

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

The following table summarizes the composition of the Company’s total reserves for A&E losses, gross and net of reinsurance, for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	2007	2006	2005
Case reserves reported by ceding companies	$ 144.5	$ 135.6	$ 125.2
Additional case reserves established by the Company (assumed reinsurance) (1)	147.1	152.1	157.6
Case reserves established by the Company (direct insurance)	148.2	213.7	243.5
Incurred but not reported reserves	483.0	148.7	123.3
Gross reserves	922.8	650.1	649.6
Reinsurance receivable	(95.4)	(138.7)	(199.1)
Net reserves	$ 827.4	$ 511.4	$ 450.5
______________

(1)	Additional reserves are case specific reserves determined by the Company to be needed over and above those reported by the ceding company.

Additional losses, including those relating to latent injuries and other exposures, which are as yet unrecognized, the type or magnitude of which cannot be foreseen by either the Company or the industry, may emerge in the future. Such future emergence could have material adverse effects on the Company’s future financial condition, results of operations and cash flows.

Future Policy Benefit Reserves.

The Company writes a limited amount of life and annuity reinsurance in its Bermuda segment. Future policy benefit liabilities for annuities are reported at the accumulated fund balance of these contracts. Reserves for those liabilities include both mortality and morbidity provisions with respect to life and annuity claims, both reported and unreported. Actual experience in a particular period may be worse than assumedexperience and, consequently, may adversely affect the Company’s operating results for that period. See Note 1F of Notes to Consolidated Financial Statements.

Activity in the reserve for future policy benefits is summarized for the periods indicated:

	At December 31,
(Dollars in millions)	2007	2006	2005
Balance at beginning of year	$ 101.0	$ 133.2	$ 152.2
Liabilities assumed	0.2	0.3	0.2
Adjustments to reserves	2.4	3.0	11.6
Benefits paid in the current year	(25.2)	(35.5)	(30.8)
Balance at end of year	$ 78.4	$ 101.0	$ 133.2

Investments.

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

Over the past few years, the Company has reallocated its equity investment portfolio to include 1) publicly traded equity securities and 2) private equity limited partnership investments. The objective of this portfolio diversification is to enhance the risk-adjusted total return of the investment portfolio by allocating a prudent portion of the portfolio to higher return asset classes. The Company has limited its allocation to these asset classes because of 1) the potential for volatility in their values and 2) the impact of these investments on regulatory and rating agency capital adequacy models. At December 31, 2007, the market or fair value of investments in equity and limited partnership securities approximated 38% of shareholders’ equity.

The Company’s fixed income investment guidelines include a general duration guideline of five to six years. The duration of an investment is based on the maturity of the security but also reflects the payment of interest and the possibility of early prepayments. This investment duration guideline is established and periodically revised by management, which considers economic and business factors, as well as the Company’s average duration of potential liabilities, which, at December 31, 2007, is estimated at approximately 3.8 years based on the estimated payouts of underwriting liabilities using standard duration calculations.

The duration of the fixed income portfolio at December 31, 2007 was 3.9 years, down from 4.1 years at prior year end. This shortened duration mainly reflects the Company’s elevated short-term investment holdings in response to relatively low interest rates combined with a flat to negative yield curve during 2007.

For each currency in which the Company has established substantial reserves, the Company seeks to maintain invested assets denominated in such currency in an amount approximately comparable to the estimated liabilities. Approximately 23% of the Company’s consolidated reserves for losses and LAE and unearned premiums represent estimated amounts payable in foreign currencies.

The Company’s overall financial strength and results of operations are, in part, dependent on the quality and performance of its investment portfolio. Net investment income and net realized capital gains (losses) on the Company’s invested assets constituted 16.1%, 14.7% and 13.4% of the Company’s revenues for the years ended December 31, 2007, 2006 and 2005, respectively.

The increase in 2007 is primarily attributable to the Company’s adoption of fair value accounting for its actively managed equity security investment portfolio. Basically, fair value accounting reports changes in the value as realized capital gains or losses on the statement of operations rather than other comprehensive income on the balance sheet. The Company had $76.6 million, or 1.6% of the Company’s revenues, of fair value re-measurements included in net realized capital gains in 2007. The Company’s cash and invested assets totaled $14.9 billion at December 31, 2007, which consisted of 85.2% fixed maturities and cash of which 98.3% were investment grade, 10.4% equity securities and 4.4% other invested assets. The average maturity of fixed maturities was 7.2 years at December 31, 2007, and their overall duration was 3.9 years.

At December 31, 2007, the Company’s fixed maturity portfolio included $25.9 million in book value of asset backed securities with sub-prime mortgage loan exposure. Sub-prime mortgage loans generally represent loans made to borrowers with limited or blemished credit records. At December 31, 2007 almost 100% of the Company’s asset backed securities with sub-prime exposure were investment grade and the market value of these investments was $25.4 million.

As of December 31, 2007, the Company did not have any direct investments in commercial real estate or direct commercial mortgages or any material holdings of derivative investments (other than equity index put options as discussed in Note 4 of Notes to Consolidated Financial Statements) or securities of issuers that are experiencing cash flow difficulty to an extent that the Company’s management believes could threaten the issuer’s ability to meet debt service payments, except where other than temporary impairments have been recognized.

As of December 31, 2007, the Company’s common stock portfolio, which is primarily comprised of actively managed equity securities, had a market value of $1,560.0 million, comprising 10.4% of total investments and cash. As discussed above, in 2007, the Company adopted fair value accounting for its actively managed equity security portfolio.

The following table reflects investment results for the Company for the periods indicated:

	December 31,
				Pre-tax	Pre-tax
		Pre-tax	Pre-tax	Realized Net	Unrealized Net
	Average	Investment	Effective	Capital Gains	Capital (Losses)
(Dollars in millions)	Investments (1)	Income (2)	Yield	(Losses) (3)	Gains
2007	$ 14,491.7	$ 682.4	4.71%	$ 86.3	$ 21.4
2006	13,446.5	629.4	4.68%	35.1	131.7
2005	12,067.8	522.8	4.33%	90.3	(77.8)
2004	10,042.2	495.9	4.94%	89.6	40.1
2003	7,779.1	402.6	5.18%	(38.0)	68.1

(1) Average of the beginning and ending carrying values of investments and cash, less net funds held, future policy benefit reserve, and non-interest bearing cash. Bonds, common stock and redeemable and non-redeemable preferred stocks are carried at market value. Common stock, which are actively managed are carried at fair value.
(2) After investment expenses, excluding realized net capital gains (losses).
(3) In 2007, includes $76.6 million of fair value re-measurements.

The following tables summarize fixed maturities for the periods indicated:

	At December 31, 2007
	Amortized	Unrealized	Unrealized	Market
(Dollars in millions)	Cost	Appreciation	Depreciation	Value
U.S. Treasury securities and obligations of U.S.
government agencies and corporations	$ 224.6	$ 7.1	$ (0.1)	$ 231.6
Obligations of states and political subdivisions	3,512.7	138.4	(2.5)	3,648.6
Corporate securities	2,557.8	33.4	(55.6)	2,535.6
Mortgage-backed securities	1,636.5	9.5	(18.8)	1,627.2
Foreign government securities	1,123.0	25.2	(6.6)	1,141.6
Foreign corporate securities	1,061.8	14.9	(15.7)	1,061.0
Total	$ 10,116.4	$ 228.5	$ (99.3)	$ 10,245.6

	At December 31, 2006
	Amortized	Unrealized	Unrealized	Market
(Dollars in millions)	Cost	Appreciation	Depreciation	Value
U.S. Treasury securities and obligations of U.S.
government agencies and corporations	$ 229.2	$ 1.3	$ (3.8)	$ 226.7
Obligations of states and political subdivisions	3,633.2	164.4	(5.2)	3,792.4
Corporate securities	2,877.1	33.9	(55.0)	2,856.0
Mortgage-backed securities	1,626.0	2.8	(34.8)	1,594.0
Foreign government securities	1,019.9	18.6	(10.1)	1,028.4
Foreign corporate securities	824.8	11.4	(13.8)	822.4
Total	$ 10,210.2	$ 232.4	$ (122.7)	$ 10,319.9

The following table represents the credit quality distribution of the Company’s fixed maturities for the periods indicated:

	At December 31,
	2007		2006
(Dollars in millions)	Market	Percent of	Market	Percent of
Rating Agency Credit Quality Distribution:	Value	Total	Value	Total

AAA	$ 6,422.0	62.7%	$ 6,301.9	61.1%
AA	1,250.5	12.2%	1,213.3	11.7%
A	1,510.3	14.7%	1,628.5	15.8%
BBB	847.2	8.3%	886.6	8.6%
BB	152.8	1.5%	197.0	1.9%
B	58.2	0.6%	80.8	0.8%
Other	4.6	0.0%	11.8	0.1%
Total	$ 10,245.6	100.0%	$ 10,319.9	100.0%

The following table summarizes fixed maturities by contractual maturity for the period indicated:

	At December 31, 2007
	Market	Percent of
(Dollars in millions)	Value	Total
Maturity category:
Less than one year	$ 585.8	5.7%
1-5 years	2,607.7	25.5%
5-10 years	2,161.2	21.1%
After 10 years	3,263.7	31.8%
Subtotal	8,618.4	84.1%
Mortgage-backed securities (1)	1,627.2	15.9%
Total	$ 10,245.6	100.0%
_________________

(1)

Mortgage-backed securities generally are more likely to be prepaid than other fixed maturities. Therefore, contractual maturities are excluded from this table since they may not be indicative of actual maturities.

Financial Strength Ratings.

The following table shows the current financial strength ratings of the Company’s operating subsidiaries as reported by A.M. Best, Standard & Poor’s Rating Services (“Standard & Poor’s”) and Moody’s. These ratings are based upon factors of concern to policyholders and should not be considered an indication of the degree or lack of risk involved in a direct or indirect equity investment in an insurance or reinsurance company.

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

Operating Subsidiary:	A.M. Best	Standard & Poor's	Moody's

Everest Re	A+ (Superior)	AA- (Very Strong)	Aa3 (Excellent)
Bermuda Re	A+ (Superior)	AA- (Very Strong)	Aa3 (Excellent)
Everest International	A+ (Superior)	Not Rated	Not Rated
Everest National	A+ (Superior)	AA- (Very Strong)	Not Rated
Everest Indemnity	A+ (Superior)	Not Rated	Not Rated
Everest Security	A+ (Superior)	Not Rated	Not Rated
Mt. McKinley	Not Rated	Not Rated	Not Rated

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

Debt Ratings.

The following table shows the debt ratings by A.M. Best, Standard & Poor’s and Moody’s of the Holdings’ senior notes due March 15, 2010 and October 15, 2014 and long term notes due May 1, 2067 and Everest Re Capital Trust II’s (“Capital Trust II”) trust preferred securities due March 29, 2034, all of which are considered investment grade. Debt ratings are a current assessment of the credit worthiness of an obligor with respect to a specific obligation.

	A.M. Best		Standard & Poor's		Moody's
Senior Notes	a-	(Excellent)	A-	(Strong security)	A3	(Good security)
Trust Preferred Securities	bbb	(Good)	BBB	(Adequate)	Baa1	(Adequate security)
Long Term Notes	bbb+	(Good)	BBB	(Adequate)	Baa1	(Adequate security)

A debt rating of “a” or “a-” is assigned by A.M. Best where the issuer, in A.M. Best’s opinion, has a strong ability to meet the terms of the obligation. A debt rating of “A-“ is assigned by Standard & Poor’s where the obligor has a strong capacity to meet its financial commitment on the obligation, although it is somewhat more susceptible to the adverse effects of changes in circumstances and economic conditions than obligations in higher rated categories. Standard & Poor’s assigns a debt rating of “BBB” to issues that exhibit adequate protection parameters although adverse economic conditions or changing circumstances are more likely to lead to a weakened capacity of the obligor to meet its financial commitment on the obligation. According to Moody’s, a debt rating of “A3” is assigned to issues that are considered upper-medium-grade obligations and subject to low credit risk. Obligations rated “Baa1” are subject to moderate credit risk and are considered medium-grade and as such may possess certain speculative characteristics.

Competition.

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

The Company competes in the U.S., Bermuda and international reinsurance and insurance markets with numerous global competitors. The Company’s competitors include independent reinsurance and insurance companies, subsidiaries or affiliates of established worldwide insurance companies, reinsurance departments of certain insurance companies and domestic and international underwriting operations, including underwriting syndicates at Lloyd’s. Some of these competitors have greater financial resources than the Company and have established long term and continuing business relationships, which can be a significant competitive advantage. In addition, the lack of strong barriers to entry into the reinsurance business and the potential for securitization of reinsurance and insurance risks through capital markets provide additional sources of potential reinsurance and insurance capacity and competition.

In 2007, the Company observed increased competition with slightly reduced rates, higher commissions and demands by cedants for improved terms and conditions. The extent of the increased competition and its effect on rates, terms and conditions varied widely by market and coverage types. One of the lesser impacted markets was property catastrophe retrocessional coverage in regions that were most affected by the catastrophe events of 2005, principally Hurricanes Katrina, Rita and Wilma. Reinsurance capacity in areas including southeastern U.S. exposures and energy lines continued to be constrained. In January 2007, the state of Florida passed legislation that increased coverage provided by the Florida Hurricane Catastrophe Fund, thus potentially reducing the amount of reinsurance that Florida companies will purchase from the private reinsurance market. In addition, the legislature broadened the mandate of the state sponsored homeowners’ insurance company to render it a fully competitive market participant. Although the Company is unable to predict the impact on future market conditions from the increased competition and legislative developments, the Company believes that its clients continue to write profitable business in Florida and will continue to purchase both quota share and catastrophe coverage, although at likely lower volumes. The balance of the U.S. and international property lines experienced mostly modest price declines but the Company believes they are still adequately priced.

The Company’s U.S. and international casualty lines experienced weaker market conditions, led by the medical stop loss and D&O reinsurance classes, as well as the California workers’ compensation insurance line. The Company believes that U.S. casualty reinsurance generally remains adequately priced. The Company also believes that increased primary price competition and cedants’ increased appetite for retaining more profitable business net, following several highly profitable years, have resulted in modestly softer, but still profitable, reinsurance pricing. The Company’s U.S. insurance operation was also affected by these primary casualty insurance market conditions; however, given the specialty nature of the Company’s business, it believes the impact on the Company to be less severe than on the market generally.

The Company is unable to predict the impact on future market conditions from increased competition and legislative initiatives. In addition to these market forces, reinsurers continue to reassess their risk appetites and rebalance their property portfolios to obtain a greater spread of risk against the backdrop of: (i) recent revisions to the industry’s catastrophe loss projection models, which are indicating significantly higher loss potentials and consequently higher pricing requirements, and (ii) elevated rating agency scrutiny and capital requirements for many catastrophe exposed companies.

In light of the Company’s 2005 catastrophe experience, it has re-examined its risk management practices and concluded that the control framework operated generally as intended. The Company rebalanced its property portfolio, particularly within peak catastrophe zones, including the Southeast U.S., Mexico and Gulf of Mexico. This effort has enabled the Company to benefit from market dislocations by carefully shifting the mix of its writings toward the most profitable classes, lines, customers and territories and by enhancing its portfolio balance and diversification.

Overall, the Company believes that current marketplace conditions offer solid opportunities for it, given its strong ratings, distribution system, reputation and expertise. The Company continues to employ its strategy of targeting business that offers the greatest profit potential, while maintaining balance and diversification on its overall portfolio.

Employees.

As of February 1, 2008, the Company employed 779 persons. Management believes that employee relations are good. None of the Company’s employees are subject to collective bargaining agreements, and the Company is not aware of any current efforts to implement such agreements.

Regulatory Matters.

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

Under Bermuda law, Bermuda Re is unable to declare or make payment of a dividend if it fails to meet its minimum solvency margin or minimum liquidity ratio. As a long-term insurer, Bermuda Re is also unable to declare or pay a dividend to anyone who is not a policyholder unless, after payment of the dividend, the value of the assets in its long term business fund, as certified by its approved actuary, exceeds its liabilities for long term business by at least the $250,000 minimum solvency margin. Prior approval of the Bermuda Monetary Authority is required if Bermuda Re’s dividend payments would reduce its prior year end total statutory capital by 15.0% or more. At December 31, 2007, Bermuda Re and Everest International exceeded their solvency and liquidity requirements by a significant margin.

The payment of dividends to Holdings by Everest Re is subject to limitations imposed by Delaware law. Generally, Everest Re may only pay dividends out of its statutory earned surplus, which was $2,886.6 million at December 31, 2007, and only after it has given 10 days prior notice to the Delaware Insurance Commissioner. During this 10-day period, the Commissioner may, by order, limit or disallow the payment of ordinary dividends if the Commissioner finds the insurer to be presently or potentially in financial distress. Further, the maximum amount of dividends that may be paid without the prior approval of the Delaware Insurance Commissioner in any twelve month period is the greater of (1) 10% of the insurer’s statutory surplus as of the end of the prior calendar year or (2) the insurer’s statutory net income, not including realized capital gains, for the prior calendar year. Accordingly, the maximum amount that will be available for the payment of dividends by Everest Re in 2008 without triggering the requirement for prior approval of regulatory authorities in connection with a dividend is $309.6 million.

Insurance Regulation. NeitherBermuda Re nor Everest International is admitted to do business in any jurisdiction in the U.S. Both conduct their insurance business from their offices in Bermuda, and in the case of Bermuda Re, its branch in the UK. In Bermuda, Bermuda Re and Everest International are regulated by the Insurance Act 1978 (as amended) and related regulations (the “Act”). The Act establishes solvency and liquidity standards and auditing and reporting requirements and subjects Bermuda Re and Everest International to the supervision, investigation and intervention powers of the Bermuda Monetary Authority. Under the Act, Bermuda Re and Everest International, as Class 4 insurers, are each required to maintain a principal office in Bermuda, to maintain a minimum of $100 million in statutory capital and surplus, to have an independent auditor approved by the Bermuda Monetary Authority conduct an annual audit and report on their respective statutory financial statements and filings and to have an appointed loss reserve specialist (also approved by the Bermuda Monetary Authority) review and report on their respective loss reserves annually.

Bermuda Re is also registered under the Act as a long-term insurer and is thereby authorized to write life and annuity business. As a long term insurer, Bermuda Re is required to maintain $250,000 in statutory capital separate from its Class 4 minimum statutory capital and surplus, to maintain a long term business fund, to separately account for this business and to have an approved actuary prepare a certificate concerning its long term business assets and liabilities to be filed annually. Bermuda Re’s operations in the United Kingdom and worldwide are subject to regulation by the Financial Services Authority (the “FSA”). The FSA imposes solvency, capital adequacy, audit, financial reporting and other regulatory requirements on insurers transacting business in the United Kingdom. Bermuda Re presently meets or exceeds all of the FSA’s solvency and capital requirements.

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

Everest Re is licensed as a property and casualty reinsurer in Canada. It is also authorized to conduct reinsurance business in Singapore. Everest Re can also write reinsurance in other foreign countries. Because some jurisdictions require a reinsurer to register in order to be an acceptable market for local insurers, Everest Re is registered as a foreign insurer and/or reinsurer in the following countries: Argentina, Bolivia, Chile, Colombia, Ecuador, El Salvador, Guatemala, Honduras, Mexico, Peru, Venezuela and the Philippines. Everest National is licensed in 47 states and the District of Columbia. Everest Indemnity is licensed in Delaware and is eligible to write insurance on a surplus lines basis in 49 states, the District of Columbia and Puerto Rico. Everest Security is licensed in Georgia and Alabama. Mt. McKinley is licensed in Delaware and California. Bermuda Re and Everest International are registered as Class 4 insurers in Bermuda. Bermuda Re is also registered as a long term insurer in Bermuda and an authorized reinsurer in the U.K.

Periodic Examinations. Everest Re, Everest National, Everest Indemnity, Everest Security and Mt. McKinley are subject to periodic financial examination (usually every three years) of their affairs by the insurance departments of the states in which they are licensed, authorized or accredited. Everest Re’s, Everest Security’s, Everest Indemnity’s and Mt. McKinley’s last examination reports were as of December 31, 2003, while Everest National’s last examination was as of December 31, 2001. None of these reports contained any material findings or recommendations. Currently, all five companies are under state financial examination for the period ending December 31, 2006. In addition, U.S. insurance companies are subject to examinations by the various state insurance departments where they are licensed concerning compliance with applicable conduct of business regulations.

NAIC Risk-Based Capital Requirements. The U.S. National Association of Insurance Commissioners (“NAIC”) has developed a formula to measure the amount of capital appropriate for a property and casualty insurance company to support its overall business operations in light of its size and risk profile. The major categories of a company’s risk profile are its asset risk, credit risk, and underwriting risk. The standards are an effort by the NAIC to prevent insolvencies, to ward off other financial difficulties of insurance companies and to establish uniform regulatory standards among state insurance departments.

Under the approved formula, a company’s statutory surplus is compared to its risk based capital (“RBC”). If this ratio is above a minimum threshold, no action is necessary. Below this threshold are four distinct action levels at which an insurer’s domiciliary state regulator can intervene with increasing degrees of authority over an insurer as the ratio of surplus to RBC decreases. The mildest intervention requires an insurer to submit a plan of appropriate corrective actions. The most severe action requires an insurer to be rehabilitated or liquidated.

Based on their financial positions at December 31, 2007, Everest Re, Everest National, Everest Indemnity and Everest Security significantly exceed the minimum thresholds. Since Mt. McKinley ceased writing new and renewal insurance in 1985, its domiciliary regulator, the Delaware Insurance Commissioner, has exempted Mt. McKinley from complying with RBC requirements.

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

United States. Group’s U.S. subsidiaries conduct business in and are subject to taxation in the U.S. Non-U.S. branches of U.S. subsidiaries are subject to local taxation in the jurisdictions in which they operate. Should the U.S. subsidiaries distribute current or accumulated earnings and profits in the form of dividends or otherwise, the Company would be subject to withholding taxes. Group and its Bermuda subsidiaries believe that they have operated and will continue to operate their businesses in a manner that will not cause them to generate income treated as effectively connected with the conduct of a trade or business within the U.S. On this basis, Group does not expect that it and its Bermuda subsidiaries will be required to pay U.S. corporate income taxes other than withholding taxes on certain investment income and premium excise taxes. If Group or its Bermuda subsidiaries were to become subject to U.S. income tax, there could be a material adverse effect on the Company’s financial condition, results of operations and cash flows.

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

Available Information.

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

Calendar year:	Pre-tax catastrophe losses
(Dollars in millions)
2007	$160.0
2006	287.9
2005	1,485.7
2004	390.0
2003	35.0

Our losses from future catastrophic events could exceed our projections.

We use projections of possible losses from future catastrophic events of varying types and magnitudes as a strategic underwriting tool. We use these loss projections to estimate our potential catastrophe losses in certain geographic areas and decide on the purchase of retrocessional coverage or other actions to limit the extent of potential losses in a given geographic area. These loss projections are approximations, reliant on a mix of quantitative and qualitative processes, and actual losses may exceed the projections by a material amount, resulting in a material adverse effect on our financial condition and results of operations.

If our loss reserves are inadequate to meet our actual losses, net income would be reduced or we could incur a loss.

We are required to maintain reserves to cover our estimated ultimate liability of losses and LAE for both reported and unreported claims incurred. These reserves are only estimates of what we believe the settlement and administration of claims will cost based on facts and circumstances known to us. In setting reserves for our reinsurance liabilities, we rely on claim data supplied by our ceding companies and brokers and we employ actuarial and statistical projections. The information received from our ceding companies is not always timely or accurate, which can contribute to inaccuracies in our loss projections. Because of the uncertainties that surround our estimates of loss and LAE reserves, we cannot be certain that ultimate loss and LAE payments will not exceed our estimates. If our reserves are deficient, we would be required to increase loss reserves in the period in which such deficiencies are identified which would cause a charge to our earnings and a reduction of capital. By way of illustration, during the past five calendar years, the reserve re-estimation process resulted in a decrease to our pre-tax net income in four of the years:

Calendar year:	Effect on pre-tax net income
(Dollars in millions)
2007	$206.5	decrease
2006	135.6	decrease
2005	26.4	increase
2004	249.4	decrease
2003	196.8	decrease

See ITEM 1, “Business - Changes in Historical Reserves,” which provides a more detailed chart showing the effect of reserve re-estimates on calendar year operating results for the past ten years.

The difficulty in estimating our reserves is significantly more challenging as it relates to reserving for potential A&E liabilities. At year-end 2007, roughly 10.2% of our gross reserves were comprised of A&E reserves. A&E liabilities are especially hard to estimate for many reasons, including the long delays between exposure and manifestation of any bodily injury or property damage, difficulty in identifying the source of the asbestos or environmental contamination, long reporting delays and difficulty in properly allocating liability for the asbestos or environmental damage. Legal tactics and judicial and legislative developments affecting the scope of insurers’ liability, which can be difficult to predict, also contribute to uncertainties in estimating reserves for A&E liabilities.

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

Our active insurance company subsidiaries currently hold financial strength ratings assigned by third-party rating agencies which assess and rate the claims paying ability and financial strength of insurers and reinsurers. Our active subsidiaries carry an “A+” (“Superior”) rating from A.M. Best. Everest Re, Bermuda Re and Everest National hold an “AA–” (“Very Strong”) rating from Standard & Poor’s. Everest Re and Bermuda Re hold an “Aa3” (“Excellent”) rating from Moody’s. Financial strength ratings are used by client companies and agents and brokers that place the business as an important means of assessing the financial strength and quality of reinsurers. A downgrade or withdrawal of any of these ratings might adversely affect our ability to market our insurance products and could have a material and adverse effect on future prospects for growth and profitability.

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

Consistent with market practice, much of our treaty reinsurance business allows the ceding company to terminate the contract or seek collateralization of our obligations in the event of a rating downgrade below a certain threshold. The termination provision would generally be triggered if a rating fell below A.M. Best’s A- rating level, which is three levels below Everest Re’s current rating of A+. To a lesser extent, Everest Re also has modest exposure to reinsurance contracts that contain provisions for obligatory funding of outstanding liabilities in the event of a rating agency downgrade. That provision would also generally be triggered if Everest Re’s rating fell below A.M. Best’s A- rating level.

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

We are generally less reliant on the purchase of reinsurance than many of our competitors, in part because of our strategic emphasis on underwriting discipline and management of the cycles inherent in our business. We try to separate our risk taking process from our risk mitigation process in order to avoid developing too great a reliance on reinsurance. Because we generally purchase reinsurance only when we expect a net benefit, the percentage of business that we reinsure, as indicated below, varies from year to year, depending on our view of the relationship between cost and expected benefit for the contract period.

	2007	2006	2005	2004	2003
Percentage of ceded written premiums to gross written premiums	3.9%	3.1%	3.3%	3.7%	5.6%

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

According to Standard & Poor’s, we rank among the top ten global reinsurance groups, in which 60% of the market share is concentrated. The worldwide premium available to the reinsurance market, for both life and non-life business, was estimated to be $170 billion in 2006 according to data compiled by the International Association of Insurance Supervisors. The top twenty groups in our industry represent approximately 70% of these revenues. The leaders in this market are Munich Re, Swiss Re, Berkshire Hathaway, Hannover Re and syndicates at Lloyd’s. Some of these competitors have greater financial resources than we do and have established long term and continuing business relationships throughout the industry, which can be a significant competitive advantage. In addition, the lack of strong barriers to entry into the reinsurance business and the potential for securitization of reinsurance and insurance risks through capital markets provide additional sources of potential reinsurance and insurance capacity and competition. We may not be able to compete successfully in the future should there be a significant change to the competitive landscape of our market.

We are dependent on our key personnel.

Our success has been, and will continue to be, dependent on the ability to retain the services of existing key executive officers and to attract and retain additional qualified personnel in the future. The loss of the services of any key executive officer or the inability to hire and retain other highly qualified personnel in the future could adversely affect our ability to conduct business. Generally, we consider key executive officers to be those individuals who have the greatest influence in setting overall policy and controlling operations: Chairman and Chief Executive Officer, Joseph V. Taranto (age 58), President and Chief Operating Officer, Thomas J. Gallagher (age 59), and Executive Vice President and Chief Financial Officer, Craig Eisenacher (age 60). Of those three officers, we have employment contracts with Mr. Taranto and Mr. Eisenacher. Mr. Taranto’s contract had been previously filed with the SEC and was most recently amended on April 5, 2005 to extend Mr. Taranto’s term of employment from March 31, 2008 until December 31, 2009. Mr. Eisenacher’s contract had been previously filed with the SEC on December 5, 2006 for a term of employment from December 18, 2006 until December 19, 2008. We are not aware that any of the above three officers are planning to leave Group or retire in the near future. We do not maintain any key employee insurance on any of our employees.

Special considerations apply to our Bermuda operations. Under Bermuda law, non-Bermudians, other than spouses of Bermudians and individuals holding permanent resident certificates, are not permitted to engage in any gainful occupation in Bermuda without a work permit issued by the Bermuda government. A work permit is only granted or extended if the employer can show that, after a proper public advertisement, no Bermudian, spouse of a Bermudian or individual holding a permanent resident certificate is available who meets the minimum standards for the position. The Bermuda government places a six-year term limit on individuals with work permits, subject to specified exemptions for persons deemed to be key employees of businesses with a significant physical presence in Bermuda. Currently, all six of our Bermuda-based professional employees who require work permits have been granted permits by the Bermuda government that expire at various times between September 2008 and December 2011. This includes Mark de Saram, the chief executive officer of our Bermuda reinsurance operation. In the event his work permit were not renewed, we could lose his services, thereby adversely affecting our ability to conduct our business in Bermuda until we were able to replace him with an individual in Bermuda who did not require a work permit or who was granted the permit. The Company has an employment contract with Mr. de Saram, which was previously filed with the SEC and was most recently amended on October 31, 2006 to extend Mr. de Saram’s term of employment from November 1, 2006 until November 1, 2008.

Our investment values and investment income could decline because they are exposed to interest rate, credit, and market risks.

A significant portion of our investment portfolio consists of fixed income securities and smaller portions consist of equity securities and other investments. Both the fair market value of our invested assets and associated investment income fluctuate depending on general economic and market conditions. For example, the fair market value of our predominant fixed income portfolio generally increases or decreases inversely to fluctuations in interest rates. The market value of our fixed income securities could also decrease as a result of a downturn in the business cycle that causes the credit quality of such securities to deteriorate. The net investment income that we realize from future investments in fixed income securities will generally increase or decrease with interest rates.

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

Because all of our fixed income securities are classified as available for sale, temporary changes in the market value of these investments are reflected as changes to our shareholders’ equity. Our actively managed equity security portfolio is fair valued and any changes in fair value are reflected as net realized capital gains or losses. As a result, a decline in the value of the securities in our portfolio reduces our capital or could cause us to incur a loss.

We have invested a growing portion of our investment portfolio in equity securities. The value of these assets fluctuate with changes in the markets. In times of economic weakness, the fair value of these assets may decline, and may negatively impact net income. We also invest in non-traditional investments which have different risk characteristics than traditional fixed income and equity securities. These alternative investments are comprised primarily of private equity limited partnerships. The changes in value and investment income/(loss) for these partnerships are more volatile than over-the-counter securities.

The following table quantifies the portion of our investment portfolio that consists of fixed income securities, equity securities and investments that carry prepayment risk.

	At
(Dollars in millions)	December 31, 2007	% of Total

Mortgage-backed securities	$ 1,627.2	10.9%
Other asset-backed	292.7	2.0%
Total asset-backed	1,920.0	12.9%
Other fixed income	8,325.6	55.7%
Total fixed income	10,245.6	68.6%
Equity securities, at market value	24.7	0.1%
Equity securities, at fair value	1,535.3	10.3%
Other invested assets	654.3	4.4%
Cash and short-term investments	2,476.3	16.6%
Total Investments and Cash	$ 14,936.2	100.0%

We may experience foreign currency exchange losses that reduce our net income and capital levels.

Through our Bermuda and international operations, we conduct business in a variety of foreign (non-U.S.) currencies, principally the Euro, the British pound, the Canadian dollar, and the Singapore dollar. Assets, liabilities, revenues and expenses denominated in foreign currencies are exposed to changes in currency exchange rates. Our functional currency is the U.S. dollar, and exchange rate fluctuations relative to the U.S. dollar may materially impact our results and financial position. In 2007, we wrote approximately 30.1% of our reinsurance coverages in non-U.S. currencies; as of December 31, 2007, we maintained approximately 29.1% of our investment portfolio in investments denominated in non-U.S. currencies. During 2007, 2006 and 2005, the impact on our quarterly pre-tax net income from exchange rate fluctuations ranged from a loss of $6.5 million to a gain of $13.0 million.

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

Current legal and regulatory activities related to the insurance industry, including investigations into contingent commission arrangements and certain finite risk or non-traditional products could adversely affect our business and the industry.

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

RISKS RELATING TO GROUP'S SECURITIES

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

Bermuda Re.The income of Bermuda Re is a significant portion of our worldwide income from operations. We have established guidelines for the conduct of our operations that are designed to ensure that Bermuda Re is not engaged in the conduct of a trade or business in the U.S. Based on its compliance with those guidelines, we believe that Bermuda Re should not be required to pay U.S. corporate income tax, other than withholding tax on U.S. source dividend income. However, if the Internal Revenue Service (“IRS”) were to successfully contend that Bermuda Re was engaged in a trade or business in the U.S., Bermuda Re would be required to pay U.S. corporate income tax on any income that is subject to the taxing jurisdiction of the U.S., and possibly the U.S. branch profits tax. Even if the IRS were to successfully contend that Bermuda Re was engaged in a U.S. trade or business, we believe that the U.S.-Bermuda tax treaty would preclude the IRS from taxing Bermuda Re’s income except to the extent that its income were attributable to a permanent establishment maintained by that subsidiary. We do not believe that Bermuda Re has a permanent establishment in the U.S. If the IRS were to successfully contend that Bermuda Re did have income attributable to a permanent establishment in the U.S., Bermuda Re would be subject to U.S. tax on that income.

Group. We conduct our operations in a manner designed to minimize our U.S. tax exposure. Based on our compliance with guidelines designed to ensure that we generate only immaterial amounts, if any, of income that is subject to the taxing jurisdiction of the U.S., we believe that we should be required to pay only immaterial amounts, if any, of U.S. corporate income tax, other than withholding tax on U.S. source dividend income. However, if the IRS successfully contended that we had material amounts of income that is subject to the taxing jurisdiction of the U.S., we would be required to pay U.S. corporate income tax on that income, and possibly the U.S. branch profits tax and the imposition of such tax would reduce our net income.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Everest Re’s corporate offices are located in approximately 172,500 square feet of leased office space in Liberty Corner, New Jersey. Bermuda Re’s corporate offices are located in approximately 3,600 total square feet of leased office space in Hamilton, Bermuda. The Company’s other fifteen locations occupy a total of approximately 84,200 square feet, all of which are leased. Management believes that the above-described office space is adequate for its current and anticipated needs.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.

The common shares of Group trade on the New York Stock Exchange under the symbol, “RE”. The quarterly high and low market prices of Group’s common shares for the periods indicated:

	2007
	High	Low
First Quarter:	$ 99.89	$ 92.53
Second Quarter:	108.64	94.49
Third Quarter:	113.56	94.01
Fourth Quarter:	114.08	96.26

	2006
	High	Low
First Quarter:	$ 103.03	$ 91.51
Second Quarter:	94.06	85.87
Third Quarter:	99.63	86.87
Fourth Quarter:	102.51	96.92

Number of Holders of Common Shares.

The number of record holders of common shares as of February 1, 2008 was 60. That number does not include the beneficial owners of shares held in “street” name or held through participants in depositories, such as The Depository Trust Company.

Dividend History and Restrictions.

In 1995, the Board of Directors of the Company established a policy of declaring regular quarterly cash dividends and has paid a regular quarterly dividend in each quarter since the fourth quarter of 1995. The Company declared and paid its regular quarterly cash dividend of $0.48 per share for the four quarters of 2007, $0.12 per share for the first three quarters of 2006 and $0.24 per share for the fourth quarter of 2006. A committee of the Company’s Board of Directors declared a dividend of $0.48 per share, payable on or before March 17, 2008 to shareholders of record on March 3, 2008.

The declaration and payment of future dividends, if any, by the Company will be at the discretion of the Board of Directors and will depend upon many factors, including the Company’s earnings, financial condition, business needs and growth objectives, capital and surplus requirements of its operating subsidiaries, regulatory restrictions, rating agency considerations and other factors. As an insurance holding company, the Company is partially dependent on dividends and other permitted payments from its subsidiaries to pay cash dividends to its stockholders. The payment of dividends to Group by Holdings and to Holdings by Everest Re is subject to Delaware regulatory restrictions and the payment of dividends to Group by Bermuda Re is subject to Bermuda insurance regulatory restrictions. See “Regulatory Matters – Dividends” and Note 16 of Notes to Consolidated Financial Statements.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Progams	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
January 1 - 31, 2007	0	$ N/A	0	5,000,000
February 1 - 28, 2007	1,046,700	95.5618	1,046,700	3,953,300
March 1 - 31, 2007	853,300	94.9444	853,300	3,100,000
April 1 - 30, 2007	199,000	95.6741	199,000	2,901,000
May 1 - 31, 2007	1,486	106.4250	0	2,901,000
June 1 - 30, 2007	0	N/A	0	2,901,000
July 1 - 31, 2007	417,100	96.7160	417,100	2,483,900
August 1 - 31, 2007	3,960	100.9950	0	2,483,900
September 1 - 30, 2007	15,420	106.5180	0	2,483,900
October 1 - 31, 2007	0	N/A	0	2,483,900
November 1 - 30, 2007	11,700	99.4891	11,700	2,472,200
December 1 - 31, 2007	0	N/A	0	2,472,200
Total	2,548,666	$ 95.6507	2,527,800	2,472,200

(1) Included were 20,866 shares withheld as payment for taxes on restricted shares that became unrestricted in the year.

(2) On September 21, 2004, the Company's board of directors approved an amended share repurchase program authorizing the Company and/or its subsidiary Holdings to purchase up to an aggregate of
5,000,000 of the Company's common shares through open market transactions, privately negotiated transactions or both.

Recent Sales of Unregistered Securities.

None.

Performance Graph.

The following Performance Graph compares cumulative total shareholder returns on the Common Shares (assuming reinvestment of dividends) from December 31, 2002 through December 31, 2007, with the cumulative total return of the Standard & Poor’s 500 Index and the Standard & Poor’s Insurance (Property and Casualty) Index.

* $100 invested on 12/31/02 in stock or index-including reinvestment of dividends. Fiscal year ended December 31.

Copyright © 2008 Standard & Poor's, a division of The McGraw-Hill Companies, Inc. All rights reserved.

www.researchdatagroup.com/S&P.htm

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated GAAP financial data of the Company as of and for the years ended December 31, 2007, 2006, 2005, 2004 and 2003 were derived from the consolidated financial statements of the Company, which were audited by PricewaterhouseCoopers LLP. The following financial data should be read in conjunction with the Consolidated Financial Statements and accompanying notes.

	Years Ended December 31,
(Dollars in millions, except per share amounts)	2007	2006	2005	2004	2003
Operating data:
Gross written premiums	$ 4,077.6	$ 4,000.9	$ 4,108.6	$ 4,704.1	$ 4,573.8
Net written premiums	3,919.4	3,875.7	3,972.0	4,531.5	4,315.4
Premiums earned	3,997.5	3,853.2	3,963.1	4,425.1	3,737.9
Net investment income	682.4	629.4	522.8	495.9	402.6
Net realized capital gains (losses)	86.3	35.1	90.3	89.6	(38.0)
Incurred losses and loss adjustment
expenses (including catastrophes)	2,548.1	2,434.4	3,724.3	3,291.1	2,600.2
Total catastrophe losses (1)	126.5	283.0	1,403.9	390.0	35.0
Commission, brokerage, taxes and fees	961.8	883.3	914.8	975.2	863.9
Other underwriting expenses	152.6	138.0	129.8	114.9	98.0
Interest, fee and bond issue cost
amortization expense	91.6	69.9	74.4	76.6	58.0
Income (loss) before taxes	1,028.0	991.8	(280.9)	559.7	491.2
Income tax expense (benefit)	188.7	150.9	(62.3)	64.9	65.2
Net income (loss) (2)	839.3	840.8	(218.7)	494.9	426.0

Net income (loss) per basic share (3)	$ 13.30	$ 12.99	$ (3.79)	$ 8.85	$ 7.89

Net income (loss) per diluted share (4)	$ 13.19	$ 12.87	$ (3.79)	$ 8.71	$ 7.74

Dividends paid per share	$ 1.92	$ 0.60	$ 0.44	$ 0.40	$ 0.36

Certain GAAP financial ratios: (5)
Loss ratio	63.7%	63.2%	94.0%	74.4%	69.6%
Other underwriting expense ratio	27.9%	26.5%	26.3%	24.6%	25.7%
Combined ratio (2)	91.6%	89.7%	120.3%	99.0%	95.3%

Balance sheet data (at end of period):
Total investments and cash	$ 14,936.2	$ 13,957.1	$ 12,970.8	$ 11,530.2	$ 9,321.3
Total assets	17,999.5	17,107.6	16,474.5	15,072.8	12,689.5
Loss and LAE reserves	9,040.6	8,840.1	9,126.7	7,836.3	6,361.2
Total debt	1,178.9	995.6	995.5	1,245.3	735.6
Total liabilities	12,314.7	11,999.9	12,334.8	11,360.2	9,524.6
Shareholders' equity	5,684.8	5,107.7	4,139.7	3,712.5	3,164.9
Book value per share (6)	90.43	78.53	64.04	66.09	56.84
___________________

(1)

Catastrophe losses are presented net of reinsurance and reinstatement premiums. A catastrophe is defined, for purposes of the Selected Consolidated Financial Data, as an event that caused a pre-tax loss on property exposures before reinsurance of at least $5.0 million before corporate level reinsurance and taxes. Catastrophe insurance provides coverage for one event.  When limits are exhausted, some contractual arrangements provide for the availability of additional coverage upon the payment of additional premium. This additional premium is referred to as reinstatement premium.

(2)	Some amounts may not reconcile due to rounding.
(3)	Based on weighted average basic shares outstanding of 63.1 million, 64.7 million, 57.6 million, 55.9 million and 54.0 million for 2007, 2006, 2005, 2004 and 2003, respectively.
(4)	Based on weighted average diluted shares outstanding of 63.6 million, 65.3 million, 57.6 million, 56.8 million and 55.0 million for 2007, 2006, 2005, 2004 and 2003, respectively.
(5)

Loss ratio is the GAAP losses and LAE incurred as a percentage of GAAP net premiums earned. Underwriting expense ratio is the GAAP commissions, brokerage, taxes, fees and other underwriting expenses as a percentage of GAAP net premiums earned. Combined ratio is the sum of the loss ratio and underwriting expense ratio.

(6)	Based on 62.9 million, 65.0 million, 64.6 million, 56.2 million and 55.7 million shares outstanding for December 31, 2007, 2006, 2005, 2004 and 2003, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following is a discussion and analysis of our results of operations and financial condition. It should be read in conjunction with the Consolidated Financial Statements and accompanying notes thereto presented under ITEM 8, “Financial Statements and Supplementary Data”.

Industry Conditions.

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

We compete in the U.S., Bermuda and international reinsurance and insurance markets with numerous global competitors. Our competitors include independent reinsurance and insurance companies, subsidiaries or affiliates of established worldwide insurance companies, reinsurance departments of certain insurance companies and domestic and international underwriting operations, including underwriting syndicates at Lloyd’s. Some of these competitors have greater financial resources than we do and have established long term and continuing business relationships, which can be a significant competitive advantage. In addition, the lack of strong barriers to entry into the reinsurance business and the potential for securitization of reinsurance and insurance risks through capital markets provide additional sources of potential reinsurance and insurance capacity and competition.

In 2007, we observed increased competition with generally lower rates, higher commissions and demands by cedants for improved terms and conditions. The extent of the increased competition and its effect on rates, terms and conditions varied widely by market and coverage types. One of the lesser impacted markets was worldwide property catastrophe retrocessional coverage. Reinsurance capacity in certain areas including southeastern U.S. exposures and energy lines continued to be constrained. In January 2007, the state of Florida passed legislation that increased coverage provided by the Florida Hurricane Catastrophe Fund, thus potentially reducing the amount of reinsurance that Florida companies needed to purchase from the private reinsurance market. In addition, the legislature broadened the mandate of the state sponsored homeowners’ insurance company to render it a fully competitive market participant. Although we are unable to predict the impact on future market conditions from the increased competition and legislative developments, we believe that our clients wrote profitable business in Florida during 2007 and will continue to purchase both quota share and catastrophe coverage, although at likely lower volumes. The balance of the U.S. and international property lines experienced mostly modest price declines but we believe they were adequately priced during the year.

Our U.S. and international casualty lines experienced weaker market conditions, led by medical stop loss and D&O reinsurance, as well as the California workers’ compensation insurance line. Increased primary price competition and cedants’ increased appetite for retaining more profitable business net, following several highly profitable years, resulted in modestly softer, but still profitable, reinsurance pricing during the year. Our U.S. insurance operation was also affected by these primary casualty insurance market conditions; however, given the specialty nature of our business, we believe the impact on us to be less severe than on the market generally.

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

Financial Summary.

We monitor and evaluate our overall performance based upon financial results. The following table displays a summary of the consolidated net income (loss), ratios and shareholders’ equity for the periods indicated:

	Years Ended December 31,			Percentage Increase/(Decrease)
(Dollars in millions)	2007	2006	2005	2007/2006	2006/2005

Gross written premiums	$ 4,077.6	$ 4,000.9	$ 4,108.6	1.9%	-2.6%
Net written premiums	3,919.4	3,875.7	3,972.0	1.1%	-2.4%

REVENUES:
Premiums earned	$ 3,997.5	$ 3,853.2	$ 3,963.1	3.7%	-2.8%
Net investment income	682.4	629.4	522.8	8.4%	20.4%
Net realized capital gains	86.3	35.1	90.3	146.1%	-61.2%
Net derivative expense	(2.1)	(0.4)	(2.6)	NM	84.4%
Other income (expense)	18.0	0.1	(11.1)	NM	NM
Total revenues	4,782.0	4,517.3	4,562.5	5.9%	-1.0%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	2,548.1	2,434.4	3,724.3	4.7%	-34.6%
Commission, brokerage, taxes and fees	961.8	883.3	914.8	8.9%	-3.5%
Other underwriting expenses	152.6	138.0	129.8	10.6%	6.3%
Interest expense	91.6	69.9	74.4	31.0%	-6.1%
Total claims and expenses	3,754.1	3,525.6	4,843.4	6.5%	-27.2%

INCOME (LOSS) BEFORE TAXES	1,028.0	991.8	(281.0)	3.7%	NM
Income tax expense (benefit)	188.7	150.9	(62.3)	25.0%	NM
NET INCOME (LOSS)	$ 839.3	$ 840.8	$ (218.7)	-0.2%	NM

RATIOS:				Point Change
Loss ratio	63.7%	63.2%	94.0%	0.5	(30.8)
Commission and brokerage ratio	24.1%	22.9%	23.1%	1.2	(0.2)
Other underwriting expense ratio	3.8%	3.6%	3.2%	0.2	0.4
Combined ratio	91.6%	89.7%	120.3%	1.9	(30.6)

	At December 31,			Percentage Increase/(Decrease)
(Dollars in millions, except per share amounts)	2007	2006	2005	2007/2006	2006/2005
Balance sheet data:
Total investments and cash	$ 14,936.2	$ 13,957.1	$ 12,970.8	7.0%	7.6%
Total assets	17,999.5	17,107.6	16,474.5	5.2%	3.8%
Loss and loss adjustment expense reserves	9,040.6	8,840.1	9,126.7	2.3%	-3.1%
Total debt	1,178.9	995.6	995.5	18.4%	0.0%
Total liabilities	12,314.7	11,999.9	12,334.8	2.6%	-2.7%
Shareholders' equity	5,684.8	5,107.7	4,139.7	11.3%	23.4%
Book value per share	90.43	78.53	64.04

(NM, not meaningful)

(Some amounts may not reconcile due to rounding.)

Revenues.

Premiums. Gross written premiums increased by $76.7 million, or 1.9%, in 2007 compared to 2006, reflecting growth of $57.4 million in the worldwide reinsurance business and a $19.3 million increase in the U.S. Insurance business. The increase in worldwide reinsurance is primarily attributable to the strengthening of other currencies against the U.S. dollar. Premiums written in strengthening currencies convert to more U.S. dollars resulting in comparatively higher reported premiums. Net written premiums increased $43.7 million, or 1.1%, in 2007 compared to 2006, slightly less than the growth in gross written premiums due to the change in the mix of our program business and the resulting change in reinsurance. Net premiums earned increased $144.3 million, or 3.7%, in 2007 compared to 2006. The greater percentage increase in net premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are reflected at the initiation of the coverage period.

Gross written premiums decreased by $107.7 million, or 2.6% in 2006 compared to 2005, as we repositioned our U.S. property reinsurance portfolio resulting in improved pricing, but lower premium volume; other factors were the run-off of the insurance credit program business and a reduction in treaty casualty writings in response to market softening in many U.S. casualty reinsurance classes. Net written premiums also decreased by $96.3 million, or 2.4% in 2006 compared to 2005, in line with the percentage reduction in gross written premiums. Net premiums earned declined by $109.9 million, or 2.8% in 2006 compared to 2005.

Net Investment Income. Net investment income increased 8.4% in 2007 compared to 2006, primarily due to the growth in invested assets. The growth in invested assets was principally driven by $854.4 million of operating cash flows and appreciation in portfolio assets. The average pre-tax investment portfolio yield for 2007 was 4.9% compared to the average investment portfolio yield of 4.8% for 2006.

Net investment income increased 20.4% in 2006 compared to 2005, reflecting continued year-over-year growth in invested assets from the $636.3 million cash flow from operations and a $43.2 million increase in income from limited partnership investments. The average investment portfolio yield for 2006 was 4.8% compared to 2005 average investment portfolio yield of 4.4%.

Net Realized Capital Gains. Net realized capital gains were $86.3 million, $35.1 million and $90.3 million for 2007, 2006 and 2005, respectively. The increase in 2007 is primarily attributable to our adoption on January 1, 2007, of FAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment to FASB statement No. 115” (“FAS 159”) for our actively managed equity security investment portfolio. In 2007, we recorded $76.6 million of net realized capital gains due to fair value re-measurements.

Net Derivative Expense. We sold seven equity index put options, which are outstanding. These contracts meet the definition of a derivative under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). We recognized net derivative expense of $2.1 million, $0.4 million and $2.6 million for 2007, 2006 and 2005, respectively, which represent changes in the fair value of these contracts year over year.

Other Income (Expense). For 2007 and 2006, we recorded other income of $18.0 million and $0.1 million, respectively, and for 2005 other expense of $11.1 million. The fluctuations in net other income (expense) were primarily due to the fluctuations in foreign currency exchange rates.

Claims and Expenses.

Incurred Losses and Loss Adjustment Expenses. The following table presents our incurred losses and loss adjustment expenses (“LAE”) for the periods indicated.

	Years Ended December 31,
	2007			2006			2005			2007/2006 Variance			2006/2005 Variance
	Current	Prior	Total	Current	Prior	Total	Current	Prior	Total	Current	Prior	Total	Current	Prior	Total
(Dollars in millions)	Year	Years	Incurred	Year	Years	Incurred	Year	Years	Incurred	Year	Years	Incurred	Year	Years	Incurred
All Segments
Attritional (a)	$ 2,189.3	$ (188.7)	$2,000.6	$2,283.2	$ (243.3)	$2,039.9	$2,383.6	$ (226.3)	$ 2,157.2	$ (93.9)	$ 54.6	$ (39.3)	$ (100.4)	$ (17.0)	$ (117.3)
Catastrophes	152.3	7.7	160.0	15.6	272.3	287.9	1,367.2	118.5	1,485.7	136.7	(264.6)	(127.9)	(1,351.6)	153.8	(1,197.8)
A&E	-	387.5	387.5	-	106.6	106.6	-	81.4	81.4	-	280.9	280.9	-	25.2	25.2
Total segment	$ 2,341.6	$ 206.5	$ 2,548.1	$2,298.8	$ 135.6	$2,434.4	$3,750.7	$ (26.4)	$ 3,724.3	$ 42.8	$ 70.9	$ 113.7	$ (1,451.9)	$ 162.0	$ (1,289.9)
Loss ratio	58.6%	5.2%	63.7%	59.7%	3.5%	63.2%	94.6%	-0.7%	94.0%	(1.1)	1.7	0.5	(34.9)	4.2	(30.8)

(a) Attritional losses exclude catastrophe and A&E losses
(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by $113.7 million, or 4.7% in 2007 compared to the same period in 2006, principally as a result of the $280.9 million increase in A&E loss reserve strengthening, which was partially offset by a $127.9 million decrease in catastrophe losses and a $39.3 million decrease in attritional losses. The increase in A&E reserves was due to an extensive in-house study by our actuarial and claim units. The decrease in catastrophe losses reflects the decrease in prior years development.

Incurred losses and LAE decreased by $1,289.9 million, or 34.6% in 2006 compared to 2005, due to significantly reduced current year catastrophe losses and a reduction in current and prior years attritional losses, partially offset by increased prior years reserve development on catastrophe and A&E losses. Catastrophe losses, net of contract specific cessions, were $1,485.7 million in 2005, related principally to aggregate estimated losses from Hurricanes Katrina, Rita and Wilma.

Our current year attritional loss ratios for 2007, 2006 and 2005 were 54.8%, 59.3% and 60.2%, respectively, reflective of generally favorable market conditions and our business production and risk selection practices.

We have also recorded favorable development on our attritional loss reserves aggregating $658.3 million over the past three years. The $272.3 million of adverse development on catastrophe loss reserves experienced in 2006 largely emanated from Hurricanes Katrina, Rita and Wilma. The unprecedented size and widespread damage from these events, particularly Katrina, made projecting ultimate losses extremely difficult.

Commission, Brokerage, Taxes and Fees. Commission, brokerage, and tax expenses increased by $78.5 million, or 8.9% in 2007 compared to 2006. The increase in net earned premiums, an increase in ceding commissions due to market conditions and higher commissions on new insurance programs were the principal drivers of the increase in this directly variable expense.

Commission, brokerage, and tax expenses decreased $31.5 million, or 3.5% in 2006 compared to 2005, generally in line with the decrease in premiums earned of 2.8%.

Other Underwriting Expenses. Other underwriting expenses for 2007 increased by $14.6 million, or 10.6%, compared to 2006, primarily due to higher compensation and benefits expense and an increased staff count, primarily in the U.S. Insurance segment. Included in other underwriting expenses were corporate underwriting expenses, which are expenses that are not allocated to segments, of $13.1 million for 2007 compared to $26.5 million for 2006. The decrease was primarily due to the allocation of share-based compensation expense in 2007 to segments.

Other underwriting expenses for 2006 increased by $8.2 million, or 6.3%, compared to 2005, primarily due to higher share-based compensation expense.

Interest Expense. Interest expense was $91.6 million and $69.9 million for 2007 and 2006, respectively. The increase was due to the new long term notes we issued in April, 2007 and the acceleration of the bond amortization costs associated with the November 15, 2007 early retirement of the 7.85% junior subordinated debt securities.

Interest expense was $69.9 million and $74.4 million for 2006 and 2005, respectively. The decrease is primarily due to the retirement on March 15, 2005 of the 8.5% senior notes issued on March 14, 2000.

Income Tax Expense (Benefit). Our income tax expense was $188.7 million, which represented an 18.4% effective tax rate for 2007 compared to $150.9 million, which represented a 15.2% effective tax rate for 2006. The increase in the effective tax rate is principally due to the increase and jurisdictional mix in pre-tax income, including a significant increase in net realized gains and the $12.3 million provision for potential additional tax related to our tax treatment of foreign exchange. Absent this provision, the tax rate would have been 17.2%. The Internal Revenue Service has challenged our foreign exchange treatment, and although we believe we have a strong chance of prevailing on this issue, we have provided for the potential additional tax for all years still open for examination. Aside from such discrete items, our income tax expense is primarily a function of the statutory tax rates and corresponding pre-tax income in the jurisdictions where we operate, coupled with the impact from tax-preferenced investment income. Variations in our effective tax rate generally result from changes in the relative levels of pre-tax income among jurisdictions with different tax rates.

Our income tax expense was $150.9 million, which represented a 15.2% effective tax rate for 2006 compared to an income tax benefit of $62.3 million, which represented a 22.2% effective tax rate for 2005. The fluctuation in the effective tax rate is principally due to the impact of the large catastrophe losses in 2005.

Net Income (Loss).

Net income was slightly lower at $839.3 million for 2007 compared to $840.8 million for 2006, as a result of the changes in the various statement lines discussed above.

Net income increased significantly to $840.8 million in 2006 compared to a net loss of $218.7 million for 2005. This earnings improvement reflected the favorable effect of a benign U.S. hurricane season relative to unprecedented Company and industry hurricane losses experienced in 2005, as well as favorable underlying underwriting fundamentals.

Ratios.

Our combined ratio increased by 1.9 points to 91.6% in 2007 compared to 89.7% in 2006, principally driven by the 1.2 point increase in the commission and brokerage ratio, followed by the 0.5 point increase in the loss ratio and the 0.2 point increase in the other underwriting expense ratio.

Our combined ratio decreased by 30.6 points to 89.7% in 2006 compared to 120.3% in 2005, reflective of the lower catastrophe and attritional losses.

Shareholders’ Equity.

Shareholders’ equity increased by $0.6 billion to $5.7 billion in 2007 from $5.1 billion in 2006, principally as a result of the $839.3 million of net income generated for the period, partially offset by the repurchase of 2.5 million common shares at a cost of $241.6 million and the payment of $121.4 million of shareholder dividends.

Shareholders’ equity increased by $1.0 billion to $5.1 billion in 2006 from $4.1 billion in 2005, principally as a result of the $840.8 million of net income generated for the period and $88.4 million of after-tax appreciation from our investment portfolio, partially offset by the payment of $39.0 million of shareholder dividends.

Consolidated Investment Results

Net Investment Income.

Net investment income increased 8.4% to $682.4 million in 2007 from $629.4 million in 2006, principally reflecting a growth in invested assets to $14.9 billion at December 31, 2007 from $14.0 billion at December 31, 2006. The asset growth emanated largely from continued positive cash flow from operations.

Net investment income increased 20.4% to $629.4 million in 2006 from $522.8 million in 2005, primarily reflecting the growth in invested assets to $14.0 billion at December 31, 2006 from $13.0 billion at December 31, 2005. In addition, growth in limited partnership income of $43.2 million contributed to the increase.

The following table shows the components of net investment income for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	2007	2006	2005
Fixed maturities	$ 496.6	$ 508.5	$ 497.0
Equity securities	25.8	22.3	16.6
Short-term investments	100.3	56.8	20.1
Other investment income	70.0	60.7	14.6
Total gross investment income	692.7	648.4	548.3
Interest credited and other expense	(10.3)	(19.0)	(25.4)
Total net investment income	$ 682.4	$ 629.4	$ 522.8

(Some amounts may not reconcile due to rounding)

The following table shows a comparison of various investment yields for the periods indicated:

	2007	2006	2005
Imbedded pre-tax yield of cash and invested assets at December 31	4.7%	4.6%	4.5%
Imbedded after-tax yield of cash and invested assets at December 31	3.9%	4.0%	3.9%

Annualized pre-tax yield on average cash and invested assets	4.9%	4.8%	4.4%
Annualized after-tax yield on average cash and invested assets	4.1%	4.2%	3.8%

Because of our historical income orientation, we had generally managed our investments to maximize reportable income. Starting in 2004, we began investing a portion of our assets in equity securities, principally in response to perceived changes in the relative attractiveness of the debt and equity markets. The following table provides a comparison of our total return by asset class relative to broadly accepted industry benchmarks for the periods indicated.

	2007	2006	2005
Fixed income portfolio total return	5.0%	4.6%	3.2%
Lehman bond aggregate index	7.0%	4.3%	2.4%

Common equity portfolio total return	9.2%	19.2%	13.8%
S & P 500 index	5.5%	15.8%	4.9%

Other invested asset portfolio total return	13.5%	19.8%	7.2%

The pre-tax equivalent return for the bond portfolio was approximately 5.7%, 5.3% and 3.7%, respectively, for 2007, 2006 and 2005. The pre-tax equivalent return adjusts the yield on tax-exempt bonds to the fully taxable equivalent.

Net Realized Capital Gains.

The following table presents the composition of our net realized capital gains for the periods indicated:

	Years Ended December 31,			2007/2006		2006/2005
(Dollars in millions)	2007	2006	2005	Variance	% Change	Variance	% Change

Gains (losses) from sales:
Fixed maturities
Gains	$ 2.6	$ 14.9	$ 89.6	$ (12.3)	-82.6%	$ (74.7)	-83.4%
Losses	(16.9)	(2.0)	(12.4)	(14.9)	NM	10.4	-83.9%
Total	(14.3)	12.9	77.2	(27.2)	-210.9%	(64.3)	-83.3%

Equity securities, market value
Gains	-	34.1	16.6	(34.1)	-100.0%	17.5	105.2%
Losses	-	(11.9)	(3.5)	11.9	-100.0%	(8.4)	240.0%
Total	-	22.2	13.1	(22.2)	-100.0%	9.1	69.5%

Equity securities, fair value
Gains	45.9	-	-	45.9	NM	-	NM
Losses	(21.9)	-	-	(21.9)	NM	-	NM
Total	24.0	-	-	24.0	NM	-	NM

Other invested assets
Gains	-	-	-	-	NM	-	NM
Losses	-	-	-	-	NM	-	NM
Total	-	-	-	-	NM	-	NM

Short-term investments
Gains	-	-	-	-	NM	-	NM
Losses	-	-	-	-	NM	-	NM
Total	-	-	-	-	NM	-	NM

Total net realized gains (losses) from sales
Gains	48.5	49.0	106.2	(0.5)	-1.0%	(57.2)	-53.9%
Losses	(38.8)	(13.9)	(15.9)	(24.9)	179.1%	2.0	-12.6%
Total	9.7	35.1	90.3	(25.4)	-72.4%	(55.2)	-61.2%

Gains (losses) from fair value adjustments:
Equity securities, fair value	76.6	-	-	76.6	NM	-	NM

Total net realized gains (losses)	$ 86.3	$ 35.1	$ 90.3	$ 51.2	146.1%	$ (55.2)	-61.2%

(NM, not meaningful)
(Some amounts may not reconcile due to rounding)

Effective January 1, 2007, we adopted and implemented FAS 159 for our actively managed equity securities. As such, we recorded $76.6 million of net realized gains from fair value re-measurements in our consolidated statements of operations and comprehensive income for 2007.

Segment Results.

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

Underwriting results include earned premium less losses and LAE incurred, commission and brokerage expenses and other underwriting expenses. We measure our underwriting results using ratios, in particular loss, commission and brokerage and other underwriting expense ratios, which respectively, divide incurred losses, commissions and brokerage and other underwriting expenses by earned premium. We utilize inter-affiliate reinsurance, although such reinsurance does not materially impact segment results, as business is generally reported within the segment in which the business was first produced.

Our loss and LAE reserves are our best estimate of our ultimate liability for unpaid claims. We re-evaluate our estimates on an ongoing basis, including all prior period reserves, taking into consideration all available information and, in particular, recently reported loss claim experience and trends related to prior periods. Such re-evaluations are recorded in incurred losses in the period in which re-evaluation is made.

The following discusses the underwriting results for each of our segments for the periods indicated:

U.S. Reinsurance.

The following table presents the underwriting results and ratios for the U.S. Reinsurance segment for the periods indicated.

	Years Ended December 31,			2007/2006		2006/2005
(Dollars in millions)	2007	2006	2005	Variance	% Change	Variance	% Change
Gross written premiums	$ 1,193.5	$ 1,336.7	$ 1,386.2	$ (143.2)	-10.7%	$ (49.4)	-3.6%
Net written premiums	1,183.1	1,331.7	1,383.7	(148.6)	-11.2%	(52.0)	-3.8%

Premiums earned	$ 1,282.9	$ 1,281.1	$ 1,396.1	$ 1.8	0.1%	$ (115.1)	-8.2%
Incurred losses and LAE	705.4	851.2	1,479.6	(145.8)	-17.1%	(628.4)	-42.5%
Commission and brokerage	327.2	298.1	358.1	29.1	9.8%	(60.0)	-16.8%
Other underwriting expenses	33.3	24.9	24.0	8.4	33.7%	1.0	3.8%
Underwriting gain (loss)	$ 217.0	$ 106.8	$ (465.5)	$ 110.2	103.2%	$ 572.3	122.9%

					Point Chg		Point Chg
Loss ratio	55.0%	66.4%	106.0%		(11.4)		(39.6)
Commission and brokerage ratio	25.5%	23.3%	25.6%		2.2		(2.3)
Other underwriting expense ratio	2.6%	2.0%	1.7%		0.6		0.3
Combined ratio	83.1%	91.7%	133.3%		(8.6)		(41.6)

(Some amounts may not reconcile due to rounding.)

Premiums.Gross written premiums decreased by 10.7% to $1,193.5 million in 2007 from $1,336.7 million in 2006, primarily due to a $202.6 million (37.9%) decrease in treaty casualty volume and a $70.5 million (32.7%) decrease in facultative volume, partially offset by a $126.8 million (21.6%) increase in treaty property volume. The increase in treaty property writings emanated principally from new quota share treaties. The more competitive environment for the U.S. casualty business resulted in reduced opportunities to write this business profitably. Net written premiums decreased 11.2% to $1,183.1 million in 2007 compared to $1,331.7 million in 2006, primarily due to the decrease in gross written premiums. Net premiums earned increased slightly to $1,282.9 million for 2007 compared to $1,281.1 million for 2006. The change in net premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums decreased 3.6% to $1,336.7 million in 2006 from $1,386.2 million in 2005, primarily due to a $72.7 million (12.0%) decrease in treaty casualty volume, partially offset by a $16.4 million (2.9%) increase in treaty property volume and an $11.6 million (5.7%) increase in facultative volume. Net written premiums decreased 3.8% to $1,331.7 million in 2006 compared to $1,383.7 million in 2005, primarily due to the decrease in gross written premiums.Net premiums earned decreased 8.2% to $1,281.1 million for 2006 compared to $1,396.1 million for 2005. The change in net premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.The following table presents the incurred losses and LAE for the U.S. Reinsurance segment for the periods indicated.

	Years Ended December 31,
	2007			2006			2005			2007/2006 Variance			2006/2005 Variance
	Current	Prior	Total	Current	Prior	Total	Current	Prior	Total	Current	Prior	Total	Current	Prior	Total
(Dollars in millions)	Year	Years	Incurred	Year	Years	Incurred	Year	Years	Incurred	Year	Years	Incurred	Year	Years	Incurred

Attritional	$ 583.9	$ (139.9)	$ 443.9	$ 683.6	$ (50.4)	$ 633.2	$ 824.3	$ (63.3)	$ 760.9	$ (99.7)	$ (89.5)	$ (189.3)	$ (140.7)	$ 12.9	$ (127.7)
Catastrophes	0.1	(5.0)	(4.9)	8.9	181.7	190.6	634.6	72.5	707.2	(8.8)	(186.7)	(195.5)	(625.7)	109.2	(516.6)
A&E	-	266.4	266.4	-	27.4	27.4	-	11.5	11.5	-	239.0	239.0	-	15.9	15.9
Total segment	$ 584.0	$ 121.4	$ 705.4	$ 692.5	$ 158.7	$ 851.2	$ 1,458.8	$ 20.7	$ 1,479.6	$ (108.5)	$ (37.3)	$ (145.8)	$ (766.3)	$ 138.0	$ (628.4)
Loss ratio	45.5%	9.5%	55.0%	54.1%	12.4%	66.4%	104.5%	1.5%	106.0%	(8.6)	(2.9)	(11.4)	(50.4)	10.9	(39.6)
(Some amounts may not reconcile due to rounding.)

The current year’s attritional loss ratio improved by 7.9 points due to results from increased property quota share business. We experienced $181.7 million of catastrophe loss development in 2006 which did not recur in 2007, which contributed another 14.6 points. In addition, we had a greater amount of favorable reserve development related to prior years, which provided 7.0 points of improvement. These favorable factors were partially mitigated by an 18.6 point increase driven by asbestos reserve strengthening.

Incurred losses and LAE decreased 42.5% to $851.2 million for 2006 compared to $1,479.6 million for 2005, primarily due to significantly reduced catastrophe losses, principally within the treaty property unit and decreased earned premiums. The segment loss ratio improved by 39.6 points for 2006 compared to 2005. The factors driving this change were a favorable 35.8 point decrease in catastrophe losses and a 5.1 point decrease in the attritional loss ratio.

Segment Expenses.Commission and brokerage expenses increased by 9.8% to $327.2 million for 2007 from $298.1 million in 2006, principally due to an $18.9 million increase in contingent commissions and somewhat higher base ceding commissions, generally. Segment other underwriting expenses for 2007 increased to $33.3 million from $24.9 million for 2006, principally due to the allocation of certain corporate charges to segments, which had been previously retained in corporate expenses.

Commission and brokerage decreased by 16.8% to $298.1 million in 2006 from $358.1 million in 2005, principally due to decreased earned premium volume and the mix of business. Segment other underwriting expenses for 2006 increased nominally to $24.9 million from $24.0 million for 2005.

U.S. Insurance.

The following table presents the underwriting results and ratios for the U.S. Insurance segment for the periods indicated.

	Years Ended December 31,			2007/2006		2006/2005
(Dollars in millions)	2007	2006	2005	Variance	% Change	Variance	% Change
Gross written premiums	$ 885.6	$ 866.3	$ 932.5	$ 19.3	2.2%	$ (66.2)	-7.1%
Net written premiums	744.3	753.3	815.3	(9.0)	-1.2%	(62.0)	-7.6%

Premiums earned	$ 735.9	$ 761.7	$ 823.0	$ (25.8)	-3.4%	$ (61.3)	-7.4%
Incurred losses and LAE	556.4	519.9	530.8	36.5	7.0%	(10.9)	-2.0%
Commission and brokerage	136.2	123.1	132.6	13.1	10.6%	(9.5)	-7.2%
Other underwriting expenses	58.2	48.9	51.9	9.3	19.0%	(3.0)	-5.8%
Underwriting (loss) gain	$ (14.9)	$ 69.8	$ 107.7	$ (84.7)	-121.3%	$ (37.9)	-35.2%

					Point Chg		Point Chg
Loss ratio	75.6%	68.3%	64.5%		7.3		3.8
Commission and brokerage ratio	18.5%	16.1%	16.1%		2.4		0.0
Other underwriting expense ratio	7.9%	6.4%	6.3%		1.5		0.1
Combined ratio	102.0%	90.8%	86.9%		11.2		3.9

(Some amounts may not reconcile due to rounding.)

Premiums.Gross written premiums increased by 2.2% to $885.6 million for 2007 from $866.3 million for 2006. The increase is primarily the result of a new program we assumed late in 2007 for approximately $76 million of gross written premium. Absent this new program, gross written premiums would have decreased due to the further decline in our workers’ compensation and contractors liability writings in response to increased competition. Net written premiums decreased by 1.2% to $744.3 million for 2007 compared to $753.3 million for 2006 as our retention level fell slightly. Net premiums earned decreased 3.4% to $735.9 million for 2007 from $761.7 million for 2006. The change in net premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are reflected at the initiation of the coverage period.

Gross written premiums decreased by 7.1% to $866.3 million for 2006 from $932.5 million for 2005. The decrease was primarily the result of declines in our workers’ compensation and contractors liability writings in response to increased competition, partially offset by some growth from new programs. Net written premiums decreased 7.6% to $753.3 million for 2006 compared to $815.3 million for 2005, primarily due to the decrease in gross written premiums. Net premiums earned decreased 7.5% to $761.7 million for 2006 from $823.0 million for 2005, in line with the decrease in net written premiums.

Incurred Losses and LAE.The following table presents the incurred losses and LAE for the U.S. Insurance segment for the periods indicated.

	Years Ended December 31,
	2007			2006			2005			2007/2006 Variance			2006/2005 Variance
	Current	Prior	Total	Current	Prior	Total	Current	Prior	Total	Current	Prior	Total	Current	Prior	Total
(Dollars in millions)	Year	Years	Incurred	Year	Years	Incurred	Year	Years	Incurred	Year	Years	Incurred	Year	Years	Incurred

Attritional	$ 518.5	$ 38.3	$ 556.8	$ 588.0	$ (68.5)	$ 519.5	$ 548.9	$ (19.5)	$ 529.5	$ (69.5)	$ 106.8	$ 37.3	$ 39.1	$ (49.0)	$ (10.0)
Catastrophes	-	(0.4)	(0.4)	-	0.4	0.4	1.3	-	1.3	-	(0.8)	(0.8)	(1.3)	0.4	(0.9)
Total segment	$ 518.5	$ 37.9	$ 556.4	$ 588.0	$ (68.1)	$ 519.9	$ 550.2	$ (19.5)	$ 530.8	$ (69.5)	$ 106.0	$ 36.5	$ 37.8	$ (48.6)	$ (10.9)
Loss ratio	70.5%	5.1%	75.6%	77.2%	-8.9%	68.3%	66.9%	-2.4%	64.5%	(6.7)	14.0	7.3	10.3	(6.5)	3.8
(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 7.0% to $556.4 million for 2007 from $519.9 million for 2006 as the segment loss ratio increased by 7.3% to 75.6%. From a ratio perspective, the swing in prior years’ development from favorable in 2006 to adverse in 2007 resulted in 14.0 points of increase.

The adverse development in 2007 was the result of $60 million of adverse reserve run-off on a canceled auto loan credit insurance program, partially offset by favorable development on the remainder of the reserves. The 2007 accident year loss ratio was 70.5% which was 6.7 points lower than 2006. The 2006 accident year loss ratio was negatively impacted by the auto loan credit insurance program referenced above.

Incurred losses and LAE decreased 2.0% to $519.9 million for 2006 from $530.8 million for 2005, primarily due to lower earned premiums, which related to the reduction in the California workers’ compensation business and cancellation of the auto loan credit insurance program. The segment loss ratio increased 3.8 points, primarily due to higher losses on the auto loan credit insurance program.

Segment Expenses.Commission and brokerage increased by 10.6% to $136.2 million for 2007 from $123.1 million in 2006, principally due to an increase in regular commission on new programs and profit commissions. Segment other underwriting expenses for 2007 increased to $58.2 million as compared to $48.9 million for 2006, primarily due to increased compensation costs associated with increased staff and the allocation of certain corporate charges to segments, which had been previously retained in corporate expenses.

Commission and brokerage decreased 7.2% to $123.1 million for 2006 from $132.6 million in 2005, principally due to a decrease in written and earned premiums. Segment other underwriting expenses for 2006 decreased to $48.9 million as compared to $51.9 million for 2005.

Specialty Underwriting.

The following table presents the underwriting results and ratios for the Specialty Underwriting segment for the periods indicated.

	Years Ended December 31,			2007/2006		2006/2005
(Dollars in millions)	2007	2006	2005	Variance	% Change	Variance	% Change
Gross written premiums	$ 270.1	$ 251.2	$ 314.6	$ 18.9	7.5%	$ (63.4)	-20.2%
Net written premiums	263.8	243.8	299.3	20.0	8.2%	(55.5)	-18.5%

Premiums earned	$ 262.0	$ 244.5	$ 301.5	$ 17.5	7.2%	$ (57.0)	-18.9%
Incurred losses and LAE	173.3	163.9	317.9	9.4	5.7%	(154.0)	-48.4%
Commission and brokerage	68.5	67.8	79.7	0.7	1.0%	(11.9)	-14.9%
Other underwriting expenses	8.5	6.6	6.8	1.9	28.8%	(0.2)	-2.9%
Underwriting gain (loss)	$ 11.7	$ 6.2	$ (102.9)	$ 5.5	88.7%	$ 109.1	106.0%

					Point Chg		Point Chg
Loss ratio	66.1%	67.0%	105.5%		(0.9)		(38.5)
Commission and brokerage ratio	26.2%	27.8%	26.4%		(1.6)		1.4
Other underwriting expense ratio	3.2%	2.7%	2.2%		0.5		0.5
Combined ratio	95.5%	97.5%	134.1%		(2.0)		(36.6)

(Some amounts may not reconcile due to rounding.)

Premiums.Gross written premiums increased by 7.5% to $270.1 million for 2007 from $251.2 million for 2006. This increase was the result of a $36.9 million (58.7%) increase in marine writings and a $12.2 million (14.7%) increase in A&H writings, partially offset by a $24.6 million (34.9%) decrease in surety writings and a $5.7 million (16.5%) decrease in aviation writings. The increased marine premium growth emanated from growth in existing quota share business as well as new quota share contracts. We continued to decrease our aviation and surety writings, in response to more competitive market conditions. Net written premiums increased 8.2% to $263.8 million for 2007 compared to $243.8 million for 2006, as a result of the increase in gross written premiums. Net premiums earned increased 7.2% to $262.0 million for 2007 compared to $244.5 million for 2006, generally in line with the growth in net written premiums. By line of business, we experienced a $31.2 million (51.7%) increase in marine premium and a $14.0 million (18.2%) increase in A&H premium, partially offset by a $21.9 million (30.3%) decrease in surety premium and a $5.2 million (14.9%) decrease in aviation premium, which is in line with the change in gross and net written premiums. The change in net premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are reflected at the initiation of the coverage period.

Gross written premiums decreased 20.2% to $251.2 million for 2006 from $314.6 million for 2005. This decrease was the result of a $53.2 million (39.0%) decrease in A&H writings, a $14.8 million (19.0%) decrease in marine writings and an $8.9 million (20.5%) decrease in aviation writings, partially offset by a $13.4 million (23.5%) increase in surety writings. Net written premiums decreased 18.5% to $243.8 million for 2006 compared to $299.3 million for 2005, due to the decrease in gross written premiums. Net premiums earned decreased 18.9% to $244.5 million for 2006 compared to $301.5 million for 2005, generally in line with the growth in net written premiums. By line of business, we experienced a $51.2 million (40.1%) decrease in A&H business, a $17.8 million (22.7%) decrease in marine business and a $7.4 million (17.7%) decrease in aviation business, partially offset by an increase of $19.0 million (35.5%) in surety business.

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the Specialty Underwriting segment for the periods indicated.

	Years Ended December 31,
	2007			2006			2005			2007/2006 Variance			2006/2005 Variance
	Current	Prior	Total	Current	Prior	Total	Current	Prior	Total	Current	Prior	Total	Current	Prior	Total
(Dollars in millions)	Year	Years	Incurred	Year	Years	Incurred	Year	Years	Incurred	Year	Years	Incurred	Year	Years	Incurred

Attritional	$ 146.2	$ 3.3	$ 149.4	$ 141.2	$ (38.2)	$ 103.0	$ 186.5	$ (33.0)	$ 153.4	$ 5.0	$ 41.5	$ 46.4	$ (45.3)	$ (5.2)	$ (50.4)
Catastrophes	0.4	23.5	23.9	-	60.9	60.9	147.6	16.9	164.5	0.4	(37.4)	(37.0)	(147.6)	44.0	(103.6)
Total segment	$ 146.6	$ 26.7	$ 173.3	$ 141.2	$ 22.7	$ 163.9	$ 334.1	$ (16.1)	$ 317.9	$ 5.4	$ 4.0	$ 9.4	$ (192.9)	$ 38.8	$ (154.0)
Loss ratio	55.9%	10.2%	66.1%	57.7%	9.3%	67.0%	110.8%	-5.4%	105.5%	(1.8)	0.9	(0.9)	(53.1)	14.7	(38.5)
(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased 5.7% to $173.3 million for 2007 compared to $163.9 million for 2006, generally proportional to the increase in net earned premiums. The loss ratio for the current accident year was slightly lower in 2007 compared to 2006. We experienced 10.2 points of adverse development in 2007 compared to 9.3 points in 2006. Catastrophe loss development, principally within the marine business related to Hurricane Katrina, was the driver of the overall development in both 2007 and 2006.

Incurred losses and LAE decreased 48.4% to $163.9 million for 2006 compared to $317.9 million for 2005. The segment loss ratio was 38.5 points lower in 2006 than 2005, principally due to decreased catastrophe losses in 2006.

Segment Expenses.Commission and brokerage increased 1.0% to $68.5 million in 2007 from $67.8 million in 2006 due primarily to premium growth. Segment other underwriting expenses increased 28.8% to $8.5 million for 2007 from $6.6 million for 2006, primarily due to the allocation of certain corporate charges to segments, which had been previously retained in corporate expenses.

Commission and brokerage decreased 14.9% to $67.8 million in 2006 from $79.7 million in 2005, primarily due to the decrease in writings. Segment other underwriting expenses decreased 2.9% to $6.6 million for 2006 from $6.8 million for 2005.

International.

The following table presents the underwriting results and ratios for the International segment for the periods indicated.

	Years Ended December 31,			2007/2006		2006/2005
(Dollars in millions)	2007	2006	2005	Variance	% Change	Variance	% Change
Gross written premiums	$ 805.9	$ 731.7	$ 706.6	$ 74.2	10.1%	$ 25.1	3.6%
Net written premiums	806.0	730.7	704.9	75.3	10.3%	25.8	3.7%

Premiums earned	$ 803.8	$ 719.5	$ 683.4	$ 84.3	11.7%	$ 36.1	5.3%
Incurred losses and LAE	501.9	382.8	574.7	119.1	31.1%	(191.9)	-33.4%
Commission and brokerage	199.5	180.5	167.0	19.0	10.5%	13.5	8.1%
Other underwriting expenses	18.6	13.8	12.6	4.8	34.8%	1.2	9.5%
Underwriting gain (loss)	$ 83.8	$ 142.3	$ (70.8)	$ (58.5)	-41.1%	$ 213.1	NM

					Point Chg		Point Chg
Loss ratio	62.4%	53.2%	84.1%		9.2		(30.9)
Commission and brokerage ratio	24.8%	25.1%	24.5%		(0.3)		0.6
Other underwriting expense ratio	2.4%	1.9%	1.8%		0.5		0.1
Combined ratio	89.6%	80.2%	110.4%		9.4		(30.2)

(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)

Premiums.Gross written premiums increased by 10.1% to $805.9 million for 2007 from $731.7 million for 2006. Approximately half of this increase was attributable to the impact of other currencies strengthening against the U.S. dollar. We wrote reinsurance contracts in multiple currencies and as these currencies strengthened and were converted to U.S. dollars for financial reporting, they converted to higher dollar values. Business written through the Miami and New Jersey offices increased by $35.0 million (8.0%), business written through the Asian branch increased by $22.3 million (15.6%) and business written through the Canadian branch increased by $17.9 million (11.8%). We have experienced strong fundamental growth in geographic areas where economic growth and demand for reinsurance is strong. Net written premiums increased by 10.3% to $806.0 million for 2007 compared to $730.7 million for 2006, principally as a result of the increase in gross written premiums. Net premiums earned increased 11.7% to $803.8 million for 2007 compared to $719.5 million for 2006, consistent with the increase in net written premiums.

Gross written premiums increased by 3.6% to $731.7 million for 2006 from $706.6 million for 2005. Business written through the Miami and New Jersey offices increased by $47.1 million (12.1%) and business written through the Canadian branch increased by $22.8 million (17.7%). These increases were partially offset by a decrease of $44.1 million (23.5%) in premiums written through the Asian branch. Net written premiums increased by 3.7% to $730.7 million for 2006 compared to $704.9 million for 2005, in line with the increase in gross written premiums. Net premiums earned increased by 5.3% to $719.5 million for 2006 compared to $683.4 million for 2005, consistent with the increase in net written premiums.

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the International segment for the periods indicated.

	Years Ended December 31,
	2007			2006			2005			2007/2006 Variance			2006/2005 Variance
	Current	Prior	Total	Current	Prior	Total	Current	Prior	Total	Current	Prior	Total	Current	Prior	Total
(Dollars in millions)	Year	Years	Incurred	Year	Years	Incurred	Year	Years	Incurred	Year	Years	Incurred	Year	Years	Incurred

Attritional	$ 435.6	$ (10.9)	$ 424.7	$ 389.3	$ (31.7)	$ 357.5	$ 386.1	$ (66.1)	$ 319.9	$ 46.3	$ 20.8	$ 67.2	$ 3.2	$ 34.4	$ 37.6
Catastrophes	75.4	1.8	77.2	6.7	18.6	25.3	237.8	16.9	254.7	68.7	(16.8)	51.9	(231.1)	1.7	(229.4)
Total segment	$ 511.0	$ (9.1)	$ 501.9	$ 396.0	$ (13.1)	$ 382.8	$ 623.9	$ (49.2)	$ 574.7	$ 115.0	$ 4.0	$ 119.1	$ (227.9)	$ 36.1	$ (191.9)
Loss ratio	63.6%	-1.1%	62.4%	55.0%	-1.8%	53.2%	91.3%	-7.2%	84.1%	8.6	0.7	9.2	(36.3)	5.4	(30.9)
(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 31.1% to $501.9 million for 2007 compared to $382.8 million for 2006. The segment loss ratio increased by 9.2 points, principally due to an increase in the catastrophe loss ratio by 6.1 points. In 2007, catastrophe losses included Tabasco, Mexico floods, $28.5 million; New South Wales storm, $21.1 million; Peruvian earthquake, $10.0 million; Hurricane Dean, $9.0 million and Jakarta flood, $6.8 million. The 2007 accident year attritional loss ratio was 54.2%, about the same as 2006; however, the reduction in favorable reserve development, year over year, accounted for 3 points of the increase in the segment loss ratio in 2007 compared to 2006.

Incurred losses and LAE decreased 33.4% to $382.8 million for 2006 compared to $574.7 million for 2005. The segment loss ratio decreased by 30.9 points, principally due to reduced current year catastrophe losses in Canada, Asia and International. The catastrophe losses for 2005 included the impact from Hurricanes Katrina, Rita and Wilma.

Segment Expenses.Commission and brokerage increased 10.5% to $199.5 million for 2007 from $180.5 million in 2006, which was in line with the increase in premiums. Segment other underwriting expenses for 2007 increased to $18.6 million compared to $13.8 million for 2006, primarily due to the allocation of certain corporate charges to segments, which had been previously retained in corporate expenses.

Commission and brokerage increased 8.1% to $180.5 million for 2006 from $167.0 million in 2005. Segment other underwriting expenses increased 9.5% to $13.8 million compared to $12.6 million for 2005.

Bermuda.

The following table presents the underwriting results and ratios for the Bermuda segment for the periods indicated.

	Years Ended December 31,			2007/2006		2006/2005
(Dollars in millions)	2007	2006	2005	Variance	% Change	Variance	% Change
Gross written premiums	$ 922.5	$ 814.9	$ 768.7	$ 107.6	13.2%	$ 46.2	6.0%
Net written premiums	922.3	816.2	768.8	106.1	13.0%	47.4	6.2%

Premiums earned	$ 912.9	$ 846.4	$ 759.1	$ 66.5	7.9%	$ 87.3	11.5%
Incurred losses and LAE	611.2	516.6	821.4	94.6	18.3%	(304.8)	-37.1%
Commission and brokerage	230.4	213.7	177.5	16.7	7.8%	36.2	20.4%
Other underwriting expenses	20.9	17.2	16.2	3.7	21.5%	1.0	6.2%
Underwriting gain (loss)	$ 50.4	$ 99.0	$ (256.0)	$ (48.6)	-49.1%	$ 355.0	138.7%

					Point Chg		Point Chg
Loss ratio	67.0%	61.0%	108.2%		6.0		(47.2)
Commission and brokerage ratio	25.2%	25.3%	23.4%		(0.1)		1.9
Other underwriting expense ratio	2.3%	2.0%	2.1%		0.3		(0.1)
Combined ratio	94.5%	88.3%	133.7%		6.2		(45.4)

(Some amounts may not reconcile due to rounding.)

Premiums.Gross written premiums increased 13.2% to $922.5 million for 2007 compared to $814.9 million for 2006. Premiums written from the Bermuda office increased $61.0 million, or 22.9%, and premiums written from the UK office increased $47.3 million, or 8.6%. The increase in the Bermuda office premiums was driven by growth in worldwide treaty casualty reinsurance business and approximately half of the increase from the UK office was driven by the Pound Sterling currency strengthening against the U.S. dollar during 2007. Net written premiums increased 13.0% to $922.3 million for 2007 compared to $816.2 million for 2006, commensurate with the increase in gross written premiums. Net premiums earned increased 7.9% to $912.9 million for 2007 compared to $846.4 million for 2006. The change in net premiums earned relative to the net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are reflected at the initiation of the coverage period.

Gross written premiums increased 6.0% to $814.9 million for 2006 compared to $768.7 million for 2005. Premiums written from the UK office increased $72.4 million, or 15.2%, and premiums written from the Bermuda office decreased $26.5 million, or 9.0%. Contributing to the growth was a slight increase in both the worldwide casualty and property business. Net written premiums increased 6.2% to $816.2 million for 2006 compared to $768.8 million for 2005, as the result of the increase in gross written premiums. Net premiums earned increased 11.5% to $846.4 million for 2006 compared to $759.1 million for 2005.

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the Bermuda segment for the periods indicated.

	Years Ended December 31,
	2007			2006			2005			2007/2006 Variance			2006/2005 Variance
	Current	Prior	Total	Current	Prior	Total	Current	Prior	Total	Current	Prior	Total	Current	Prior	Total
(Dollars in millions)	Year	Years	Incurred	Year	Years	Incurred	Year	Years	Incurred	Year	Years	Incurred	Year	Years	Incurred

Attritional	$ 505.2	$ (79.4)	$ 425.8	$ 481.2	$ (54.4)	$ 426.7	$ 437.8	$ (44.4)	$ 393.5	$ 24.0	$ (25.0)	$ (0.9)	$ 43.4	$ (10.0)	$ 33.2
Catastrophes	76.3	(12.1)	64.2	-	10.7	10.7	345.9	12.2	358.0	76.3	(22.8)	53.5	(345.9)	(1.5)	(347.3)
A&E	-	121.2	121.2	-	79.2	79.2	-	69.9	69.9	-	42.0	42.0	-	9.3	9.3
Total segment	$ 581.6	$ 29.6	$ 611.2	$ 481.2	$ 35.4	$ 516.6	$ 783.7	$ 37.7	$ 821.4	$ 100.4	$ (5.8)	$ 94.6	$ (302.5)	$ (2.3)	$ (304.8)
Loss ratio	63.7%	3.2%	67.0%	56.8%	4.2%	61.0%	103.2%	5.0%	108.2%	6.9	(1.0)	6.0	(46.4)	(0.8)	(47.2)
(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased 18.3% to $611.2 million for 2007 compared to $516.6 million for 2006. The segment loss ratio for Bermuda increased 6.0 points, reflecting a 5.7 point increase in catastrophe losses and a 3.9 point increase for A&E losses, partially offset by a 3.8 point decrease for attritional losses. The current year catastrophe losses include winter storm Kyrill and the June and July, 2007 London floods. The increase in A&E losses was due to the strengthening of asbestos reserves, principally for the direct business.

Incurred losses and LAE decreased 37.1% to $516.6 million for 2006 compared to $821.4 million for 2005. The segment loss ratio for Bermuda decreased 47.2 points, reflecting a 45.9 point decrease for catastrophe losses and a 1.4 point decrease for attritional losses, partially offset by a slight increase for A&E losses. The catastrophe losses for 2005 were primarily driven by Hurricanes Katrina, Rita and Wilma.

Segment Expenses.Commission and brokerage increased 7.8% to $230.4 million for 2007 from $213.7 million for 2006, principally due to increases in premiums earned. Segment other underwriting expenses for 2007 increased to $20.9 million compared to $17.2 million for 2006, primarily due to the allocation of certain corporate charges to segments, which had been previously retained in corporate expenses.

Commission and brokerage increased 20.4% to $213.7 million for 2006 from $177.5 million in 2005, principally due to increases in premiums earned and changes in the mix of business. Segment other underwriting expenses for 2006 increased 6.2% to $17.2 million compared to $16.2 million for 2005, generally in line with the growth in gross written premiums.

CRITICAL ACCOUNTING POLICIES

The following is a summary of the critical accounting policies related to accounting estimates that (1) require management to make assumptions about highly uncertain matters and (2) could materially impact the consolidated financial statements if management made different assumptions.

Loss and LAE Reserves. Our most critical accounting policy is the determination of our loss and LAE reserves. We maintain reserves equal to our estimated ultimate liability for losses and LAE for reported and unreported claims for our insurance and reinsurance businesses. Because reserves are based on estimates of ultimate losses and LAE by underwriting or accident year, we use a variety of statistical and actuarial techniques to monitor reserve adequacy over time, evaluate new information as it becomes known and adjust reserves whenever an adjustment appears warranted. We consider many factors when setting reserves including: (1) our exposure base and projected ultimate premiums earned; (2) our expected loss ratios by product and class of business, which are developed collaboratively by underwriters and actuaries; (3) actuarial methodologies which analyze our loss reporting and payment experience, reports from ceding companies and historical trends, such as reserving patterns, loss payments and product mix; (4) current legal interpretations of coverage and liability; (5) economic conditions; and (6) uncertainties discussed below regarding our liability for A&E claims. Based on these considerations, management believes that adequate provisions have been made for our insurance and reinsurance loss and LAE reserves. Actual losses and LAE ultimately paid may deviate, perhaps substantially, from such reserves. Our net income will be impacted in a period in which the change in estimated ultimate losses and LAE is recorded. See also Note 1 of Notes to the Consolidated Financial Statements.

We believe it is more difficult to accurately estimate loss reserves for reinsurance liabilities than for insurance liabilities. At December 31, 2007 we had reinsurance reserves of $6,841.5 million and insurance loss reserves of $2,199.1 million, of which $585.3 million and $273.6 million, respectively, were loss reserves for A&E liabilities. A detailed discussion of additional considerations related to A&E exposures follows later in this section.

The detailed data required to evaluate ultimate losses for our insurance business is accumulated from our underwriting and claim systems. Reserving for reinsurance requires evaluation of loss information received from ceding companies. Ceding companies report losses to us in many forms dependent on the type of contract and the agreed or contractual reporting requirements. Generally, proportional/quota share contracts require the submission of a monthly/quarterly account, which includes premium and loss activity for the period with corresponding reserves as established by the ceding company. This information is recorded into our records. For certain proportional contracts, we may require a detailed loss report for claims that exceed a certain dollar threshold or relate to a particular type of loss. Excess of loss and facultative contracts generally require individual loss reporting with precautionary notices provided when a loss reaches a significant percentage of the attachment point of the contract or when certain causes of loss or types of injury occur. Our experienced claims staff handles individual loss reports and supporting claim information. Based on our evaluation of a claim, we may establish additional case reserves (ACRs) in addition to the case reserves reported by the ceding company. To ensure ceding companies are submitting required and accurate data, the Underwriting, Claim, Reinsurance Accounting and Internal Audit departments of the Company perform various reviews of our ceding companies, particularly larger ceding companies, including on-site audits.

We sort both our reinsurance and insurance reserves into exposure groupings for actuarial analysis. We assign our business to exposure groupings so that the underlying exposures have reasonably homogeneous loss development characteristics and are large enough to facilitate credible estimation of ultimate losses. We periodically review our exposure groupings and we may change our grouping over time as our business changes. We currently use over 200 exposure groupings to develop our reserve estimates. One of the key selection characteristics for the exposure groupings is the historical duration of the claims settlement process. Business in which claims are reported and settled relatively quickly are commonly referred to as short tail lines, principally property lines. On the other hand, casualty claims tend to take longer to be reported and settled and casualty lines are generally referred to as long tail lines. Our estimates of ultimate losses for shorter tail lines, with the exception of loss estimates for large catastrophic events, generally exhibit less volatility than those for the longer tail lines.

We use similar actuarial methodologies, such as expected loss ratio, chain ladder reserving methods and Borhuetter Ferguson, supplemented by judgment where appropriate, to estimate our ultimate losses and LAE for each exposure group. Although we use similar actuarial methodologies for both short tail and long tail lines, the faster reporting of experience for the short tail lines allows us to have greater confidence in our estimates of ultimate losses for short tail lines at an earlier stage than for long tail lines. As a result, we utilize, as well, exposure-based methods to estimate our ultimate losses for longer tail lines, especially for immature accident years. For both short and long tail lines, we supplement these general approaches with analytically based judgments. We cannot estimate losses from widespread catastrophic events, such as hurricanes, using traditional actuarial methods. We estimate losses for these types of events based on information derived from catastrophe models, quantitative and qualitative exposure analyses, reports and communications from ceding companies and development patterns for historically similar events. Due to the inherent uncertainty in estimating such losses, these estimates are subject to variability, which increases with the severity and complexity of the underlying event.

Our key actuarial assumptions contain no explicit provisions for reserve uncertainty nor do we supplement the actuarially determined reserves for uncertainty.

Our carried reserves at each reporting date are our best estimate of ultimate unpaid losses and LAE at that date. We complete detailed reserve studies for each exposure group annually for our reinsurance operations and quarterly for our insurance operations. The completed annual reinsurance reserve studies are “rolled forward” for each accounting period until the subsequent reserve study is completed. The roll-forward process involves comparing actual reported losses to expected losses based on the most recent reserve study. We analyze significant variances between actual and expected losses and post adjustments to our reserves as warranted recorded.

Given the inherent variability in our loss reserves, we have developed an estimated range of possible gross reserve levels. A table of ranges by segment, accompanied by commentary on potential and historical variability, is included in “Financial Condition - Loss and LAE Reserves”. The ranges are statistically developed using the exposure groups used in the reserve estimation process and aggregated to the segment level. For each exposure group, our actuaries calculate a range for each accident year based principally on two variables. The first is the historical changes in losses and LAE incurred but not reported (“IBNR”) for each accident year over time; the second is volatility of each accident year’s held reserves related to estimated ultimate losses, also over time. Both are measured at various ages from the end of the accident year through the final payout of the year’s losses. Ranges are developed for the exposure groups using statistical methods to adjust for diversification; the ranges for the exposure groups are aggregated to the segment level, likewise, with an adjustment for diversification. Our estimates of our reserve variability may not be comparable to those of other companies because there are no consistently applied actuarial or accounting standards governing such presentations. Our recorded reserves reflect our best point estimate of our liabilities and our actuarial methodologies focus on developing such point estimates, we calculate the ranges subsequently, based on the historical variability of such reserves.

Asbestos and Environmental Exposures. We continue to receive claims under expired insurance and reinsurance contracts, asserting injuries and/or damages relating to or resulting from environmental pollution and hazardous substances, including asbestos. Environmental claims typically assert liability for (a) the mitigation or remediation of environmental contamination or (b) bodily injury or property damage caused by the release of hazardous substances into the land, air or water. Asbestos claims typically assert liability for bodily injury from exposure to asbestos or for property damage resulting from asbestos or products containing asbestos.

Our reserves include an estimate of our ultimate liability for A&E claims. Our A&E liabilities emanate from Mt. McKinley’s direct insurance business and Everest Re’s assumed reinsurance business. There are significant uncertainties surrounding our estimates of our potential losses from A&E claims. Among the uncertainties are: (a) potentially long waiting periods between exposure and manifestation of any bodily injury or property damage; (b) difficulty in identifying sources of asbestos or environmental contamination; (c) difficulty in properly allocating responsibility and/or liability for asbestos or environmental damage; (d) changes in underlying laws and judicial interpretation of those laws; (e) the potential for an asbestos or environmental claim to involve many insurance providers over many policy periods; (f) questions concerning interpretation and application of insurance and reinsurance coverage; and (g) uncertainty regarding the number and identity of insureds with potential asbestos or environmental exposure.

With respect to asbestos claims in particular, several additional factors have emerged in recent years that further compound the difficulty in estimating our liability. These developments include: (a) the significant growth over a short period of time in the number of claims filed, in part reflecting a much more aggressive plaintiff bar and including claims against defendants who may only have a “peripheral” connection to asbestos; (b) a disproportionate percentage of claims filed by individuals with no functional injury, which should have little to no financial value but that have increasingly been considered in jury verdicts and settlements; (c) the growth in the number and significance of bankruptcy filings by companies as a result of asbestos claims (including, more recently, bankruptcy filings in which companies attempt to resolve their asbestos liabilities in a manner that is prejudicial to insurers and forecloses insurers from participating in the negotiation of asbestos related bankruptcy reorganization plans); (d) the concentration of claims in a small number of states that favor plaintiffs; (e) the growth in the number of claims where coverage is sought under the general liability portion of insurance policies rather than the product liability portion; (f) measures adopted by specific courts to ameliorate the worst procedural abuses; (g) an increase in settlement values being paid to asbestos claimants, especially those with cancer or functional impairment; (h) legislation in some states to address asbestos litigation issues; and (i) the potential that other states or the U.S. Congress may adopt legislation on asbestos litigation. Anecdotal evidence suggests that new claims filing rates have decreased, that new filings of asbestos-driven bankruptcies have decreased and that various procedural and legislative reforms are beginning to diminish the potential ultimate liability for asbestos losses.

We believe that these uncertainties continue to render reserves for A&E, and particularly asbestos losses, significantly less subject to traditional actuarial analysis than reserves for other types of losses. We establish reserves to the extent that, in the judgment of management, the facts and prevailing law reflect an exposure for us or our ceding companies.

In connection with the acquisition of Mt. McKinley, which has significant exposure to A&E claims, LM provided reinsurance to Mt. McKinley covering 80% ($160.0 million) of the first $200.0 million of any adverse development of Mt. McKinley’s reserves as of September 19, 2000 and The Prudential guaranteed LM’s obligations to Mt. McKinley. Coverage under this reinsurance agreement was exhausted as of December 31, 2003.

We have direct relationships with Mt. McKinley policyholders and we attempt to uphold our contractual rights and assert valid defenses to coverage where appropriate. The uncertainties inherent in asbestos coverage and bankruptcy litigations have provided us the opportunity to engage in settlement negotiations with a number of policyholders who have potentially significant asbestos liabilities. Those discussions are aimed at achieving reasonable negotiated settlements that limit Mt. McKinley’s liability to a given policyholder to a sum certain. Because of the risks and uncertainties inherent in litigation, we cannot be certain that this approach will lead to a negotiated settlement in the range expected by us in each or every instance. Between 2004 and 2006, we concluded settlements or reached agreement in principle with 16 of our high profile policyholders. We currently have identified 7 policyholders based on their past claim activity and/or potential future liabilities as “high profile policyholders” and we attempt to negotiate with such policyholders, in part because their exposures have developed to the point where we and the policyholder have sufficient information to be motivated to settle. We believe that this active approach will ultimately result in a more cost-effective liquidation of Mt. McKinley’s liabilities than a passive approach, although it may also introduce additional variability in Mt. McKinley’s losses and cash flows as reserves are adjusted to reflect the developments in litigation, negotiations and, ultimately, potential settlements.

There is little potential for similar settlements of our reinsurance asbestos claims where we have no direct relationships with the insureds. Our ceding companies have the direct obligation to insureds and are responsible for their own claim settlements. They are not consistently prompt in developing and providing claim settlement information to their reinsurers, which can introduce inconsistencies and significant delays in the reporting of asbestos claims/exposures to reinsurers, including us. These delays not only extend the timing of reinsurance claim settlements, but also limit the available information from which reinsurers, including us, estimate their ultimate exposure. See the discussion below under the heading “Financial Condition – Loss and LAE Reserves”.

Due to the uncertainties discussed above, the ultimate losses attributable to A&E, and particularly asbestos, may be subject to more variability than are non-A&E reserves and such variation could have a material adverse effect on our financial condition, results of operations and/or cash flows. See also Notes 1 and 3 of Notes to the Consolidated Financial Statements.

Reinsurance Receivables. We have purchased reinsurance to reduce our exposure to adverse claim experience, large claims and catastrophic loss occurrences. Our ceded reinsurance provides for recovery from reinsurers of a portion of losses and loss expenses under certain circumstances. Such reinsurance does not relieve us of our obligation to our policyholders. In the event our reinsurers are unable to meet their obligations under these agreements or are able to successfully challenge losses ceded by us under the contracts, we will not be able to realize the full value of the reinsurance receivable balance. To minimize exposure from uncollectible reinsurance receivables, we have a reinsurance security committee that evaluates the financial strength of each reinsurer prior to our entering into a reinsurance arrangement. In some cases, we may hold full or partial collateral for the receivable, including letters of credit, trust assets and cash. Additionally, creditworthy foreign reinsurers of business written in the U.S. are generally required to secure their obligations. We have established reserves for uncollectible balances based on our assessment of the collectibility of the outstanding balances. As of December 31, 2007 and 2006, the reserve for uncollectible balances was $173.0 million and $87.0 million, respectively. Management believes that adequate provision has been made for our uncollectible balances. Actual uncollectible amounts may vary, perhaps substantially, from such reserves, impacting income in the period in which the change in reserves is made. See also Note 1 of Notes to the Consolidated Financial Statements and “Financial Condition – Reinsurance Receivables” below.

Premiums Written and Earned. Premiums written by us are earned ratably over the coverage periods of the related insurance and reinsurance contracts. We establish unearned premium reserves to cover the unexpired portion of each contract. Such reserves are computed using pro rata methods based on statistical data received from ceding companies. Premiums earned, and the related costs, which have not yet been reported to us, are estimated and accrued. Because of the inherent lag in the reporting of written and earned premiums by our ceding companies, we use standard accepted actuarial methodologies to estimate earned but not reported premium at each financial reporting date. These earned but not reported premiums are combined with reported earned premiums to comprise our total premiums earned for determination of our incurred losses and loss and LAE reserves. Commission expense and incurred losses related to the change in earned but not reported premium are included in current period company and segment financial results. See also Note 1 of Notes to the Consolidated Financial Statements.

The following table displays the estimated components of earned but not reported premiums by segment for the periods indicated:

	At December 31,
	2007	2006	2005
(Dollars in millions)
U.S. Reinsurance	$ 405.3	$ 426.2	$ 549.9
U.S. Insurance	13.7	16.5	21.3
Specialty Underwriting	82.8	85.2	85.0
International	178.5	199.9	225.7
Bermuda	202.2	160.6	121.1
Total	$ 882.5	$ 888.4	$ 1,002.9
(Some amounts may not reconcile due to rounding.)

Investment Valuation. Our fixed income investments are classified for accounting purposes as available for sale and are carried at market value in our consolidated balance sheets. Our actively managed equity securities are also held as available for sale and are carried at fair value at December 31, 2007, due to the adoption of FAS 159 effective January 1, 2007. In prior periods our equity securities were carried at market value; however, there is no practical distinction between fair value and market value for our securities since all are actively traded. Most securities we own are traded on national exchanges where market values are readily available. We hold some privately placed securities, less than 0.5% of the portfolio that are either valued by brokers or an investment advisor. At December 31, 2007 and 2006, our investment portfolio included $623.6 million and $442.5 million, respectively, of limited partnership investments whose values are reported pursuant to the equity method of accounting. We carry these investments at values provided by the managements of the limited partnerships and due to inherent reporting lags, the carrying values are based on values as of dates from one month to one quarter prior to our financial statement date. In 2005, we owned interest only strips that were accounted for in accordance with EITF 99-20, which sets forth the rules for determining when these securities must be written down to fair value due to impairment.

As of December 31, 2007 and 2006, we had net unrealized gains, net of tax, of $73.2 million and $302.9 million, respectively. Gains and losses from market fluctuations are reflected as comprehensive income for the fixed income portfolio and also for the equity portfolio prior to January 1, 2007. Subsequent to January 1, 2007, gains and losses from market fluctuations for the equity portfolio are reflected as realized capital gains and losses in accordance with the provisions of FAS 159. Market value declines for the fixed income portfolio, which are considered other than temporary impairments are reflected in the income statement as realized capital losses. We consider many factors when determining whether a market value decline is other than temporary, including: (1) the length of time the market value has been below book value, (2) the credit strength of the issuer, (3) the issuer’s market sector, (4) the length of time to maturity and (5) for asset backed securities, increases in prepayments and underlying default rates. If management assessments change in the future, we may ultimately record a realized loss after management originally concluded that the decline in value was temporary. See also Note 1 of Notes to the Consolidated Financial Statements.

FINANCIAL CONDITION

Cash and Invested Assets. Aggregate invested assets, including cash and short-term investments, were $14,936.2 million at December 31, 2007, up by $979.1 million, compared to $13,957.1 million at December 31, 2006. This increase is primarily the result of $854.4 million of cash flows from operations, $395.6 million of net proceeds from the long term debt issuance, $100.6 million of realized capital gains on equity securities, $167.4 million from foreign exchange and $18.2 million from share-based compensation, partially offset by the repurchase in the open market of 2.5 million common shares for $241.6 million, $210.0 million of trust preferred securities redemption, $121.4 million in dividends to shareholders and $21.4 million of unrealized depreciation, primarily on fixed maturities due to rising interest rates.

Our principal investment objectives are to ensure funds are available to meet our insurance and reinsurance obligations and to maximize after-tax investment income while maintaining a high quality diversified investment portfolio. Considering these objectives, we view our investment portfolio as having two components: 1) the investments needed to satisfy outstanding liabilities and 2) investments funded by our shareholders’ equity.

For outstanding liabilities, we invest in taxable and tax-preferenced fixed income securities with an average credit quality of Aa, as rated by Moody’s, an independent investment rating service. We continually adjust our mix of taxable and tax-preferenced investments in light of our current and projected operating results, market conditions and tax position. This fixed maturity portfolio is externally managed by an independent, professional investment manager using portfolio guidelines developed by us.

Over the past few years, we have reallocated our shareholders’ equity investment portfolio to include 1) publicly traded equity securities, primarily individual equity securities intended to emulate the performance of specific exchange traded funds or equity indexes or exchange traded funds, and 2) private equity limited partnership investments. The objective of this portfolio diversification is to enhance the risk-adjusted total return of the investment portfolio by allocating a prudent portion of the portfolio to higher return asset classes. We have limited our allocation to these asset classes because of 1) the potential for volatility in their values and 2) the impact of these investments on regulatory and rating agency capital adequacy models. At December 31, 2007, the market value of investments in equity and limited partnership securities approximated 38% of shareholders’ equity.

The tables below summarize the composition and characteristics of our investment portfolio for the periods indicated:

	December 31,
	2007	2006
Fixed maturities	68.6%	73.9%
Equity securities - market value	0.1%	11.6%
Equity securities - fair value	10.3%	-
Short-term investments	14.9%	9.4%
Other invested assets	4.4%	3.3%
Cash	1.7%	1.8%
Total investments and cash	100.0%	100.0%

	December 31,
	2007	2006
Fixed income portfolio duration	3.9 years	4.1 years
Fixed income composite credit quality	Aa2	Aa2
Imbedded end of period yield, pre-tax	4.7%	4.6%
Imbedded end of period yield, after-tax	3.9%	4.0%

The classification shift for our equity securities reflects the adoption of FAS 159 effective January 1, 2007.

The following table provides a comparison of our total return by asset class relative to broadly accepted industry benchmarks for the periods indicated:

	2007	2006	2005
Fixed income portfolio total return	5.0%	4.6%	3.2%
Lehman bond aggregate index	7.0%	4.3%	2.4%

Common equity portfolio total return	9.2%	19.2%	13.8%
S & P 500 index	5.5%	15.8%	4.9%

Other invested asset portfolio total return	13.5%	19.8%	7.2%

Reinsurance Receivables. Reinsurance receivables for both paid and unpaid losses totaled $666.2 million at December 21, 2007 and $772.8 million at December 31, 2006. At December 31, 2007, $176.1 million, or 26.4%, was receivable from Transatlantic; $152.1 million, or 22.8%, was receivable from Founders, for which the Company has established a $151.4 million provision for uncollectible reinsurance; $100.0 million, or 15.0%, was receivable from Continental; $54.6 million, or 8.2%, was receivable from Munich Re; $45.4 million, or 6.8%, was receivable from LM; $38.5 million, or 5.8%, was receivable from Ace and $37.7 million, or 5.7%, was receivable from Berkley. The receivable from Continental is collateralized by a funds held arrangements under which we have retained the premium payments due the retrocessionaire, recognized liabilities for such amounts and reduced such liabilities as payments are due from the retrocessionaire. No other retrocessionaire accounted for more than 5% of our receivables.

Loss and LAE Reserves. Gross loss and LAE reserves totaled $9,040.6 million at December 31, 2007 and $8,840.1 million at December 31, 2006. The increase in 2007 was primarily attributable to an increase in our asbestos reserves, partially offset by favorable reserve development and the payout during 2007 of catastrophe reserves held as of December 31, 2006.

The following tables summarize gross outstanding loss and LAE reserves by segment, classified by case reserves and IBNR reserves, for the periods indicated:

Gross Reserves By Segment

	At December 31, 2007
	Case	IBNR	Total	% of
(Dollars in millions)	Reserves	Reserves	Reserves	Total
U.S. Reinsurance	$ 1,414.2	$ 1,907.0	$ 3,321.2	36.8%
U.S. Insurance	597.5	1,083.7	1,681.2	18.6%
Specialty Underwriting	273.2	161.3	434.5	4.8%
International	632.0	472.8	1,104.8	12.2%
Bermuda	753.1	823.0	1,576.1	17.4%
Total excluding A&E	3,670.0	4,447.8	8,117.8	89.8%
A&E	439.8	483.0	922.8	10.2%
Total including A&E	$ 4,109.8	$ 4,930.8	$ 9,040.6	100.0%

	At December 31, 2006
	Case	IBNR	Total	% of
(Dollars in millions)	Reserves	Reserves	Reserves	Total
U.S. Reinsurance	$ 1,641.7	$ 2,061.7	$ 3,703.4	41.9%
U.S. Insurance	591.4	1,011.0	1,602.4	18.1%
Specialty Underwriting	338.7	145.6	484.4	5.5%
International	535.1	380.2	915.3	10.3%
Bermuda	817.5	667.0	1,484.5	16.8%
Total excluding A&E	3,924.4	4,265.6	8,190.0	92.6%
A&E	501.4	148.7	650.1	7.4%
Total including A&E	$ 4,425.8	$ 4,414.3	$ 8,840.1	100.0%

(Some amounts may not reconcile due to rounding.)

Changes in earned premiums and business mix, reserve re-estimations, catastrophe losses and changes in catastrophe loss reserves and claim settlement activity all impact loss and LAE reserves by segment and in total. The increase in the December 31, 2007 reserves for A&E reflects the impact of a re-evaluation reserve analysis undertaken in the fourth quarter of 2007 in response to changes we observed in the reported loss trends on these reserves.

Our loss and LAE reserves represent our best estimate of our ultimate liability for unpaid claims. We continuously re-evaluate our reserves, including re-estimates of prior period reserves, taking into consideration all available information and, in particular, newly reported loss and claim experience. Changes in reserves resulting from such re-evaluations are reflected in incurred losses in the period when the re-evaluation is made. Our analytical methods and processes operate at multiple levels including individual contracts, groupings of like contracts, classes and lines of business, internal business units, segments, legal entities, and in the aggregate. In order to set appropriate reserves, we make qualitative and quantitative analyses and judgments at these various levels. Additionally, the attribution of reserves, changes in reserves and incurred losses among accident years requires qualitative and quantitative adjustments and allocations at these various levels. We utilize actuarial science, business expertise and management judgment in a manner intended to assure the accuracy and consistency of our reserving practices. Nevertheless, our reserves are estimates, which are subject to variation, which may be significant.

There can be no assurance that reserves for, and losses from, claim obligations will not increase in the future, possibly by a material amount. However, we believe that our existing reserves and reserving methodologies lessen the probability that any such increase would have a material adverse effect on our financial condition, results of operations or cash flows. In this context, we note that over the past 10 years, our past calendar year operations have been affected variably by effects from prior period reserve re-estimates, with such effects ranging from a favorable $26.4 million in 2005, representing 0.5% of the net prior period reserves for the year in which the adjustment was made, to an unfavorable $249.4 million in 2004, representing 3.7% of the net prior period reserves for the year in which the adjustment was made. We have noted that variability had increased for years 2002 to 2004 and we have taken actions to attempt to reduce year to year variability prospectively.

We have included ranges for loss reserve estimates determined by our actuaries, which have been developed through a combination of objective and subjective criteria. Our presentation of this information may not be directly comparable to similar presentations of other companies as there are no consistently applied actuarial or accounting standards governing such presentations. Our recorded reserves are an aggregation of our best point estimates for approximately 200 reserve groups and reflect our best point estimate of our liabilities. Our actuarial methodologies develop point estimates rather than ranges and the ranges are developed subsequently based upon historical and prospective variability measures.

The following table below represents the reserve levels and ranges for each of our business segments for the period indicated:

	Outstanding Reserves and Ranges By Segment (1)
	At December 31, 2007
	As	Low	Low	High	High
(Dollars in millions)	Reported	Range % (2)	Range (2)	Range % (2)	Range (2)
Gross Reserves By Segment
U.S. Reinsurance	$ 3,321.2	-12.1%	$ 2,920.7	12.1%	$ 3,721.7
U.S. Insurance	1,681.1	-15.2%	1,425.3	15.2%	1,936.9
Specialty Underwriting	434.5	-16.3%	363.4	16.3%	505.5
International	1,104.8	-10.5%	989.1	10.5%	1,220.5
Bermuda	1,576.2	-9.4%	1,428.4	9.4%	1,723.9
Total Gross Reserves
(excluding A&E)	8,117.8	-9.3%	7,363.5	9.3%	8,872.0
A&E (All Segments)	922.8	-13.7%	796.4	13.7%	1,049.3
Total Gross Reserves	$ 9,040.6	-9.1%	8,217.6	9.1%	9,863.6
_______________

(1)	There can be no assurance that reserves will not ultimately exceed the indicated ranges.
(2)	Although totals are displayed for both the low and high range amounts, because of the statistical methods employed, the range of the total is not equal to the sum of the ranges of the segments.

Depending on the specific segment, the range derived for the loss reserves, excluding reserves for A&E exposures, ranges from minus 9.4% to minus 16.3% for the low range and from plus 9.4% to plus 16.3% for the high range. Both the higher and lower ranges are associated with the Specialty Underwriting segment. The size of the range is dependent upon the level of confidence associated with the outcome. Within each range, management’s best estimate of loss reserves is based upon the point estimatederived by our actuaries in detailed reserve studies. Such ranges are necessarily subjective due to the lack of generally accepted actuarial standards with respect to their development. For the above presentation, management has assumed what it believes is a reasonable confidence level but notes that there can be no assurance that our claim obligations will not vary outside of these ranges.

Additional losses, including those relating to latent injuries, and other exposures, which are as yet unrecognized, the type or magnitude of which cannot be foreseen by us or the reinsurance and insurance industry generally, may emerge in the future. Such future emergence, to the extent not covered by existing retrocessional contracts, could have material adverse effects on our future financial condition, results of operations and cash flows.

We have exposure to insured A&E losses through our Mt. McKinley operation and reinsured A&E losses and through Everest Re. In each case, our management and analyses of our exposures take into account a number of features of our business that differentiate our exposures from many other insurers and reinsurers that have significant A&E exposures.

Mt. McKinley began writing small amounts of A&E exposed insurance in 1975 and increased the volume of its writings in 1978. These writings ceased in 1984, giving Mt. McKinley an approximate 10-year window of potential A&E exposure, which is appreciably shorter than is the case for many companies with significant A&E exposure. Additionally, due to changes in and standardization of policy forms, it is rare for policies in the 1970s and 1980s to have been issued without aggregate limits on the product liability coverage; policies issued in earlier decades were generally more likely to lack aggregate limits.

The vast majority of Mt. McKinley’s A&E exposed insurance policies are excess casualty policies, with aggregate coverage limits. Mt. McKinley’s attachment points vary but generally are excess of millions, often tens of millions, of dollars of underlying coverage. The excess nature of most of Mt. McKinley’s policies also offers insulation against “non-product” claims (for example, claims arising under general liability coverage). Although under some circumstances an excess policy could be exposed to non-product claims, such claims generally pose more of a risk to primary policies because non-product claims are generally less likely to aggregate since each non-product claim is a separate loss; whereas for product claims, all claims related to a given product “aggregate” as one loss. Environmental claims arise under general liability coverage, and generally do not aggregate. Thus, these claims tend to create exposure for primary policies to a greater extent than excess policies.

Everest Re was formed in 1973 but was not fully engaged in underwriting casualty business, under which A&E exposures generally arise, until 1974, and it effectively eliminated A&E exposures beginning in 1984 through contract exclusions. Therefore, Everest Re has an approximate 11-year window of A&E exposure, much shorter than that of many long established reinsurance companies. In the earlier years of its existence, Everest Re mainly wrote property business, which generally is not exposed to asbestos claims. Everest Re reinsured both primary and excess policies. However, its claim experience indicates that the majority of its exposure was on excess policies, similar to those directly written by Mt. McKinley.

Asbestos and Environmental Exposures. The following table summarizes incurred losses and outstanding loss reserves with respect to A&E reserves on both a gross and net of retrocessions basis for the periods indicated:

	At December 31,
(Dollars in millions)	2007	2006	2005
Gross Basis:
Beginning of period reserves	$ 650.1	$ 649.5	$ 728.3
Incurred losses and LAE:
Reported losses	70.8	87.9	110.2
Change in IBNR	334.2	25.5	(33.1)
Total incurred losses and LAE	405.0	113.4	77.1
Paid losses	(132.3)	(112.7)	(155.9)
End of period reserves	$ 922.8	$ 650.1	$ 649.5

Net Basis:
Beginning of period reserves	$ 511.4	$ 450.4	$ 506.7
Incurred losses and LAE:
Reported losses	69.9	81.6	102.3
Change in IBNR	317.6	25.0	(20.9)
Total incurred losses and LAE	387.5	106.6	81.4
Paid losses	(71.6)	(45.5)	(137.7)
End of period reserves	$ 827.4	$ 511.4	$ 450.4

(Some amounts may not reconcile due to rounding)

At December 31, 2007, the gross reserves for A&E losses were comprised of $144.5 million representing case reserves reported by ceding companies, $147.1 million representing additional case reserves established by us on assumed reinsurance claims, $148.2 million representing case reserves established by us on direct excess insurance claims, including Mt. McKinley and $483.0 million representing IBNR reserves.

Asbestos reserves represent 92.3% of the outstanding net A&E reserves as of December 31, 2007 and represents a separate exposure group for monitoring and evaluating reserve adequacy.

The following tables summarize reserve and claim activity on a gross and net of ceded reinsurance basis for our reinsurance and direct asbestos exposures:

Asbestos - Reinsurance	At December 31,
(Dollars in millions)	2007	2006	2005
Gross Basis:
Beginning of period reserves	$ 320.5	$ 313.4	$ 313.0
Incurred losses and LAE:
Reported losses	39.2	54.1	36.4
Change in IBNR	265.8	(2.7)	10.4
Total incurred losses and LAE	305.0	51.4	46.8
Paid losses	(40.2)	(44.3)	(46.4)
End of period reserves	$ 585.3	$ 320.5	$ 313.4

Net Basis:
Beginning of period reserves	$ 302.0	$ 289.5	$ 276.6
Incurred losses and LAE:
Reported losses	40.4	50.9	35.6
Change in IBNR	255.6	3.6	17.4
Total incurred losses and LAE	296.0	54.5	53.0
Paid losses	(40.6)	(42.0)	(40.1)
End of period reserves	$ 557.4	$ 302.0	$ 289.5

Asbestos - Direct	At December 31,
(Dollars in millions)	2007	2006	2005
Gross Basis:
Beginning of period reserves	$ 260.5	$ 255.5	$ 319.3
Incurred losses and LAE:
Reported losses	23.2	36.6	71.4
Change in IBNR	76.8	25.4	(41.2)
Total incurred losses and LAE	100.0	62.0	30.2
Paid losses	(86.9)	(57.0)	(94.0)
End of period reserves	$ 273.6	$ 260.5	$ 255.5

Net Basis:
Beginning of period reserves	$ 140.4	$ 75.8	$ 131.2
Incurred losses and LAE:
Reported losses	21.8	33.8	64.9
Change in IBNR	69.8	23.8	(36.5)
Total incurred losses and LAE	91.6	57.6	28.4
Paid losses	(26.1)	7.0	(83.8)
End of period reserves	$ 205.9	$ 140.4	$ 75.8

Ultimate loss projections for asbestos and environmental liabilities cannot be accomplished using standard actuarial techniques. In response to our recent asbestos experience, and in view of industry asbestos experience, we completed a detailed study of our experience and our cedants’ exposures and also considered recent industry trends. Our Claims Department undertook a contract by contract analysis of its direct business and projected those findings to its assumed reinsurance business. Our actuaries utilized nine methodologies to project our potential ultimate liabilities including projections based on internal data and assessments, extrapolations of non-public and publicly available data for our cedants and benchmarking against industry data and experience. As a result of this study and claims notifications and additional information received from cedants and insureds, we increased our gross reinsurance asbestos reserves by $250.0 million and increased our gross direct asbestos reserves by $75.0 million in the fourth quarter of 2007. This $325.0 million of gross reserve strengthening was the primary driver of the $405.0 million of gross incurred asbestos losses for the year ended December 31, 2007. Given our recent study and loss trends for these exposures, we believe our reserves at December 31, 2007 make adequate provisions for our asbestos losses. Nevertheless, given historical experience associated with asbestos claims, we cannot provide assurances that our current reserves are adequate and it is possible that our ultimate losses may exceed our estimate by a material amount.

Industry analysts use the “survival ratio” to compare the A&E reserves among companies with such liabilities. The survival ratio is typically calculated by dividing a company’s current net reserves by the three year average of annual paid losses. Hence, the survival ratio equals the number of years that it would take to exhaust the current reserves if future loss payments were to continue at historical levels. Using this measurement, our net three year asbestos survival ratio was 8.2 years for reinsurance and direct business and 13.6 years for the reinsurance business at December 31, 2007. From a comparison perspective, A.M. Best published survival ratios as of December 31, 2006, the latest available information, of 8.9 years for the overall insurance industry and 9.5 years for the reinsurance sector.

Because the survival ratio was developed as a comparative measure of reserve strength and does not indicate absolute reserve adequacy, we consider, but do not rely on, the survival ratio when evaluating our reserves. In particular, we note that year to year loss payment variability can be material. This is due, in part, to our orientation to negotiated settlements, particularly on our Mt. McKinley exposures, which significantly reduces the credibility and utility of this measure as an analytical tool. During 2007, we made asbestos net claim payments of $57.3 million to Mt McKinley high profile claimants where the claim was either closed or a settlement had been reached. Such payments, which are non-repetitive, distort downward our three year survival ratio for 2007 and will continue to do so for 2008 and 2009. Adjusting for such settlements, recognizing that total settlements are generally considered fully reserved to an agreed settlement, we consider that our adjusted asbestos survival ratio for net unsettled claims is 11.6 years, which is closer to prevailing industry norms.

Shareholders’ Equity. Our shareholders’ equity increased to $5,684.8 million as of December 31, 2007 from $5,107.7 million as of December 31, 2006, principally due to $839.3 million of net income for the twelve months ended December 31, 2007, partially offset by the repurchase of 2.5 million common shares for $241.6 million and $121.4 million of shareholder dividends. The Company’s shareholders’ equity increased to $5,107.7 million as of December 31, 2006 from $4,139.7 million as of December 31, 2005, principally reflecting $840.8 million of net income for 2006, a $54.1 million increase due to net currency translation, a $38.6 million increase in net share-based compensation activity and a $88.3 million increase in net unrealized appreciation on investments, partially offset by $39.0 million of shareholder dividends and an increase of $15.0 million in accumulated other comprehensive income due to FAS 158 for pensions.

LIQUIDITY AND CAPITAL RESOURCES

Capital. Our business operations are in part dependent on our financial strength, and the market’s perception of our strength, as measured by shareholders’ equity, which was $5,684.8 million and $5,107.7 million at December 31, 2007 and 2006, respectively. We possess significant financial flexibility and access to the debt and equity markets as a result of our perceived financial strength, as evidenced by the financial strength ratings as assigned by independent rating agencies. We continuously monitor our capital and financial position, as well as investment and security market conditions and respond accordingly.

From time to time, we have used open market share repurchases to effectively adjust our capital position. In September 2004, our authorization to purchase our shares was amended to authorize the repurchase of up to 5 million shares and during 2007, we repurchased 2.5 million shares under this authorization. We made no such purchases in 2006 or in 2005. Outside of our open market repurchase program, we repurchased 20,866 shares in 2007 and 21,384 shares in 2006 from employees in connection with restricted share vestings where individual employees chose to discharge withholding tax liabilities on vesting shares by the surrender of a portion of such shares. At December 31, 2007, there remained 2.5 million shares under the repurchase authorization.

On December 1, 2005, we filed a shelf registration statement on Form S-3 with the SEC, as a Well Known Seasoned Issuer under the new registration and offering revisions to the Securities Act of 1933. Generally, under this shelf registration statement, Group is authorized to issue common shares, preferred shares, debt securities, warrants and hybrid securities, Holdings is authorized to issue debt securities and Everest Re Capital Trust III (“Capital Trust III”) is authorized to issue trust preferred securities.

•

On April 26, 2007, Holdings completed a public offering of $400.0 million principal amount of 6.6% fixed to floating rate long term subordinated notes with a scheduled maturity date of May 15, 2037 and a final maturity date of May 1, 2067. The net proceeds were used to redeem the 7.85% junior subordinated debt securities of Holdings on November 15, 2007, and for general corporate purposes.

•

On December 1, 2005, we issued 2,298,000 of our common shares at a price of $102.89 per share, which resulted in $236.4 million of proceeds before expenses and Holdings sold Group shares it acquired in 2002 at a price of $102.89 per share, which resulted in $46.5 million of proceeds before expenses. Expenses incurred for this transaction were approximately $0.3 million.

Liquidity. Our principal investment objectives are to ensure funds are available to meet our insurance and reinsurance obligations and to maximize after-tax investment income while maintaining a high quality diversified investment portfolio. Considering these objectives, we view our investment portfolio as having two components; 1) the investments needed to satisfy outstanding liabilities and 2) investments funded by our shareholders’ equity.

For outstanding liabilities, we invest in taxable and tax-preferenced fixed income securities with an average credit quality of Aa, as rated by the independent investment rating service of Moody’s. Our mix of taxable and tax-preferenced investments is adjusted continuously, consistent with our current and projected operating results, market conditions and our tax position. This fixed maturity portfolio is externally managed by an independent, professional investment manager using portfolio guidelines approved by us.

Over the past few years, we have reallocated our shareholders’ equity investment portfolio to include 1) publicly traded equity securities and 2) private equity limited partnership investments. The objective of this portfolio diversification is to enhance the risk-adjusted total return of the investment portfolio by allocating a prudent portion of the portfolio to higher return asset classes. We have limited our allocation to these asset classes because 1) the potential for volatility in their values and 2) the impact of these investments on regulatory and rating agency capital adequacy models. At December 31, 2007, the market value of investments in equity and limited partnership securities approximated 38% of shareholders’ equity.

Our liquidity requirements are generally met from positive cash flow from operations. Positive cash flow results from reinsurance and insurance premiums being collected prior to disbursements for claims, which disbursements generally take place over an extended period after the collection of premiums, sometimes a period of many years. Collected premiums are generally invested, prior to their use in such disbursements, and investment income provides additional funding for loss payments. Our net cash flows from operating activities were $854.4 million, $636.3 million and $1,070.6 million for the years ended December 31, 2007, 2006 and 2005, respectively. Additionally, these cash flows reflected net tax payments of $282.6 million, $46.6 million and $110.9 million for the years ended December 31, 2007, 2006 and 2005, respectively; net catastrophe loss payments of $443.1 million, $896.5 million and $459.7 million for the years ended December 31, 2007, 2006 and 2005, respectively; and net A&E payments of $71.6 million, $45.5 million and $137.7 million for the years ended December 31, 2007, 2006 and 2005, respectively. The increase in net cash flows from operations in 2007 compared with 2006 was primarily due to lower claim payments on catastrophes, partially offset by increased tax payments. Correspondingly, the decrease in net cash flows from operations in 2006 compared with 2005 was primarily due to higher claim payments on catastrophes combined with lower premium volume.

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

As the timing of payments for claims and benefits cannot be predicted with certainty, we maintain portfolios of long term invested assets with varying maturities, along with short-term investments that provide additional liquidity for payment of claims. At December 31, 2007 and December 31, 2006 we held cash and short-term investments of $2,476.3 million and $1,556.4 million, respectively. In addition to these cash and short-term investments at December 31, 2007, we had $585.2 million, at fair value, of available for sale fixed maturity securities maturing within one year or less, $2,588.4 million maturing within one to five years and $6,942.7 million maturing after five years. Our $1,560.0 million of equity securities are comprised primarily of publicly traded securities that can be easily liquidated. We believe that these fixed maturity and equity securities, in conjunction with the short-term investments and positive cash flow from operations, provide adequate sources of liquidity for the expected payment of losses in the near future. We do not anticipate selling securities or using available credit facilities to pay losses and LAE but have the ability to do so. Sales of securities might result in realized capital gains or losses and we note that at December 31, 2007 we had $132.0 million of net pre-tax unrealized appreciation, comprised of $231.4 million of pre-tax unrealized appreciation and $99.4 million of pre-tax unrealized depreciation.

Management expects the trend of positive cash flow from operations, which in general reflects the strength of overall pricing, to persist over the near term. In the intermediate and long term, the trend will be impacted by the extent to which competitive pressures affect overall pricing in our markets and the extent to which we successfully maintain our strategy of emphasizing underwriting profitability.

Effective July 27, 2007, Group, Bermuda Re and Everest International Reinsurance, Ltd. (“Everest International”) entered into a new five year, $850.0 million senior credit facility with a syndicate of lenders, replacing the December 8, 2004, senior credit facilities, which would have expired on December 8, 2007. Both the July 27, 2007 and December 8, 2004 senior credit facilities are referred to as the “Group Credit Facility”. Wachovia Bank is the administrative agent for the Group Credit Facility, which consists of two tranches. Tranche one provides up to $350.0 million of revolving credit for liquidity and general corporate purposes, and for the issuance of unsecured standby letters of credit. The interest on the revolving loans shall, at the Company’s option, be either (1) the Base Rate (as defined below) or (2) an adjusted LIBOR plus a margin. The Base Rate is the higher of (a) the prime commercial lending rate established by Wachovia Bank or (b) the Federal Funds Rate plus 0.5% per annum. The amount of margin and the fees payable for the Group Credit Facility depends on Group’s senior unsecured debt rating. Tranche two exclusively provides up to $500.0 million for the issuance of standby letters of credit on a collateralized basis.

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth. Minimum net worth is an amount equal to the sum of $3,575.4 million plus 25% of consolidated net income for each of Group’s fiscal quarters, for which statements are available ending on or after January 1, 2007 and for which consolidated net income is positive, plus 25% of any increase in consolidated net worth during such period attributable to the issuance of ordinary and preferred shares. As of December 31, 2007, we were in compliance with all Group Credit Facility covenants.

At December 31, 2007, $22.0 million and $287.9 million were used under tranche one and tranche two of the Group Credit Facility, respectively. At December 31, 2006, $185.4 million was used under tranche two of the Group Credit Facility.

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

The Holdings Credit Facility requires Holdings to maintain a debt to capital ratio of not greater than 0.35 to 1 and Everest Re to maintain its statutory surplus at $1.5 billion plus 25% of future aggregate net income and 25% of future aggregate capital contributions after December 31, 2005. As of December 31, 2007, Holdings was in compliance with all Holdings Credit Facility covenants.

At December 31, 2007, $17.2 million was used under the Holdings Credit Facility. At December 31, 2006, there were no borrowings under the Holdings Credit Facility.

Interest expense and fees incurred in connection with the Group Credit Facility and the Holdings Credit Facility were $0.6 million, $0.4 million and $0.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Exposure to Catastrophes. Like other insurance and reinsurance companies, we are exposed to multiple insured losses arising out of a single occurrence, whether a natural event, such as a hurricane or an earthquake, or other catastrophe, such as an explosion at a major factory. A large catastrophic event can be expected to generate insured losses to multiple reinsurance treaties, facultative certificates and across lines of business.

We focus on potential losses that could result from any single event, or series of events as part of our evaluation and monitoring of our aggregate exposures to catastrophic events. Accordingly, we employ various techniques to estimate the amount of loss we could sustain from any single catastrophic event in various geographic areas. These techniques range from non-modeled deterministic approaches, such as tracking aggregate limits exposed in catastrophe prone zones and applying historic damage factors, to modeled approaches that scientifically measure catastrophe risks using sophisticated Monte Carlo simulation techniques that forecast frequency and severity of expected losses on a probabilistic basis.

No single universal model is currently capable of projecting the amount and probability of loss in all global geographic regions in which we conduct business. In addition, the form, quality and granularity of underwriting exposure data furnished by ceding companies is not uniformly compatible with the data requirements for our licensed models, which adds to the inherent imprecision in the potential loss projections. Further, the results from multiple models and analytical methods must be combined and interpolated to estimate potential losses by and across business units. The combination of techniques potentially adds to the imprecision of our estimates. Also, while most models have been updated to better incorporate factors that contributed to unprecedented industry storm losses in 2004 and 2005, such as flood, storm surge and demand surge, catastrophe model projections are inherently imprecise. In addition, uncertainties with respect to future climatic patterns and cycles add to the already significant uncertainty of loss projections from models using historic long term frequency and severity data.

Nevertheless, when combined with traditional risk management techniques and sound underwriting judgment, catastrophe models are a useful tool for underwriters to price catastrophe exposed risks and for providing management with quantitative analyses with which to monitor and manage catastrophic risk exposures by zone and across zones for individual and multiple events.

Projected catastrophe losses are generally summarized in terms of the PML. We define PML as anticipated loss, taking into account contract terms and limits, caused by a single catastrophe affecting a broad contiguous geographic area, such as that caused by a hurricane or earthquake. The PML will vary depending upon the severity of modeled simulated losses and the make-up of the in force book of business. The projected severity levels are described in terms of “return periods”, such as “100-year events” and “250-year events”. For example, a 100-year PML corresponds to the estimated loss from a single event which has a 1% probability of being exceeded in a twelve month period. Conversely, it corresponds to a 99% probability that the loss from a single event will fall below the indicated PML. It is important to notes that PMLs are estimates. Modeled events are hypothetical events produced by a stochastic model. As a result, there can be no assurance that any actual event will align with the modeled event or that actual losses from events similar to the modeled events will not vary materially from the modeled event PML.

From an enterprise risk management perspective, management sets limits on the levels of catastrophe loss exposure the Company may underwrite. The limits are revised periodically based on a variety of factors, including but not limited to the Company’s financial resources and expected earnings and risk/reward analyses of the business being underwritten.

As of January 1, 2008, management estimated that the projected economic loss from its largest 100-year event does not exceed $600 million or about 10% of shareholders’ equity. Economic loss is the gross PML reduced by estimated reinstatement premiums to renew coverage and income taxes. The impact of income taxes on the PML depends on the distribution of the losses by corporate entity, which is also affected by inter-affiliate reinsurance. Management also monitors and controls its largest PMLs at multiple points along the loss distribution curve, such as loss amounts at the 20, 50, 100, 250, 500 and 1,000 year return periods. This process enables management to identify and control exposure accumulations and to integrate such exposures into enterprise risk, underwriting and capital management decisions.

Our catastrophe loss projections, segmented by risk zones, are updated quarterly and reviewed as part of a formal risk management review process.

We believe that our greatest worldwide 1 in 100 year exposure to a single catastrophic event is to a hurricane affecting the U.S. southeast coast, where we estimate we have a gross PML exposure of $888 million. See also table under “Risk Management and Retrocession Arrangements”.

If such a single catastrophe loss were to occur, management estimates that the economic loss to us would be approximately $564 million. The impact represents approximately 10% of our capital as of January 1, 2008. The estimate involves multiple variables, including which Everest entity would experience the loss, and as a result there can be no assurance that this amount would not be exceeded.

We may purchase reinsurance to cover specific business written or the potential accumulation or aggregation of exposures across some or all of our operations. Reinsurance purchasing decisions consider both the potential coverage and market conditions including the pricing, terms, conditions and availability of coverage, with the aim of securing cost effective protection. The amount of reinsurance purchased has varied over time, reflecting our view of our exposures and the cost of reinsurance.

For 2005, and through 2007, we have not purchased corporate retrocessional protection and have generally de-emphasized the purchase of specific reinsurance by our underwriters, reflecting our view that our exposures, in the context of our capital, financial position and current market pricing, do not warrant reinsurance purchases at current price levels. See ITEM 1, “Business - Risk Management of Underwriting and Retrocession Arrangements” for further details.

Contractual Obligations. The following table shows our contractual obligations for the period indicated:

	Payments due by period
		Less than			More than
(Dollars in millions)	Total	1 year	1-3 years	3-5 years	5 years
8.75% Senior notes	$ 200.0	$ -	$ 200.0	$ -	$ -
5.40% Senior notes	250.0	-	-	-	250.0
Junior subordinated debt	329.9	-	-	-	329.9
6.6% Long term notes	400.0	-	-	-	400.0
Interest expense (1)	2,243.0	77.2	145.7	119.5	1,900.6
Employee benefit plans	2.4	2.4	-	-	-
Operating lease agreements	32.0	8.5	16.3	3.7	3.5
Gross reserve for losses and LAE (2)	9,040.6	2,053.2	3,232.3	1,077.1	2,678.1
Total	$ 12,497.9	$ 2,141.3	$ 3,594.3	$ 1,200.3	$ 5,562.0

(1)	Interest expense on 6.6% long term notes is assumed to be fixed through contractual term.
(2)

Loss and LAE reserves represent our best estimate of losses from claim and related settlement costs. Both the amounts and timing of such payments are estimates, and the inherent variability of resolving claims as well as changes in market conditions make the timing of cash flows uncertain. Therefore, the ultimate amount and timing of loss and LAE payments could differ from our estimates.

The contractual obligations for senior notes, long term notes and junior subordinated debt are the responsibility of Holdings. We have sufficient cash flow, liquidity, investments and access to capital markets to satisfy these obligations. Holdings generally depends upon dividends from Everest Re, its operating insurance subsidiary for its funding, capital contributions from Group or access to the capital markets. Our various operating insurance and reinsurance subsidiaries have sufficient cash flow, liquidity and investments to settle outstanding reserves for losses and LAE. Management believes that we, and each of our entities, have sufficient financial resources or ready access thereto, to meet all obligations.

Dividends.

During 2007, 2006 and 2005, we declared and paid shareholder dividends of $121.4 million, $39.0 million and $25.4 million, respectively. As an insurance holding company, we are partially dependent on dividends and other permitted payments from our subsidiaries to pay cash dividends to our shareholders. The payment of dividends to Group by Holdings and to Holdings by Everest Re is subject to Delaware regulatory restrictions and the payment of dividends to Group by Bermuda Re is subject to Bermuda insurance regulatory restrictions.

Management expects that, absent extraordinary catastrophe losses, such restrictions should not affect Everest Re’s ability to declare and pay dividends sufficient to support Holdings’ general corporate needs and that Holdings and Bermuda Re will have the ability to declare and pay dividends sufficient to support Group’s general corporate needs. For the years ended December 31, 2007, 2006 and 2005, Everest Re paid dividends to Holdings of $245.0 million, $100.0 million and $75.0 million, respectively. For the years ended December 31, 2007, 2006 and 2005, Bermuda Re paid dividends to Group of $0.0 million, $60.0 million and $45.0 million, respectively. See ITEM 1, “Business – Regulatory Matters – Dividends” and Note 16 of Notes to Consolidated Financial Statements.

Application of New Accounting Standards.

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

In July 2006, FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which is effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” (“FAS 109”). FIN 48 prescribes the recognition and measurement criteria for the financial statements for tax positions taken or expected to be taken in a tax return. Further, FIN 48 expands the required disclosures associated with uncertain tax positions. As a result of the implementation of FIN 48, the Company recorded no adjustment in the liability for unrecognized income tax benefits and no adjustment to beginning retained earnings.

In September 2006, the FASB issued FAS No. 157 “Fair Value Measurements” (“FAS 157”), which is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years with early application encouraged. FAS 157 defines fair value, establishes a framework for measuring fair value consistently in GAAP and expands disclosures about fair value measurements. The Company adopted FAS 157 as of January 1, 2007.

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

Our current investment strategy seeks to maximize after-tax income through a high quality, diversified, taxable and tax-preferenced fixed maturity portfolio, while maintaining an adequate level of liquidity. Our mix of taxable and tax-preferenced investments is adjusted continuously, consistent with our current and projected operating results, market conditions and our tax position. The fixed maturities in the investment portfolio are comprised of non-trading available for sale securities. Additionally, we invest in equity securities, which we believe will enhance the risk-adjusted total return of the investment portfolio. We have also written a small number of equity index put options.

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

Interest Rate Risk. Our $14.9 billion investment portfolio at December 31, 2007 is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and of which 19.6%, are subject to foreign currency rate risk, and equity securities, which are subject to price fluctuations. The impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity portfolio, including short-term investments, from a change in market interest rates. In a declining interest rate environment, it includes prepayment risk on the $1,627.2 million of mortgage-backed securities in the $10,245.6 million fixed maturity portfolio. Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The tables below display the potential impact of market value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $2,225.7 million of short-term investments) for the periods indicated based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates. For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually. To generate appropriate price estimates on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account. For legal entities with a non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios.

	Interest Rate Shift in Basis Points
	At December 31, 2007
	-200	-100	0	100	200
(Dollars in millions)
Total Market Value	$ 13,471.3	$ 12,981.6	$ 12,471.3	$ 11,900.2	$ 11,322.5
Market Value Change from Base (%)	8.0%	4.1%	0.0%	-4.6%	-9.2%
Change in Unrealized Appreciation
After-tax from Base ($)	$ 750.4	$ 382.2	$ -	$ (423.3)	$ (849.7)

	Interest Rate Shift in Basis Points
	At December 31, 2006
	-200	-100	0	100	200
(Dollars in millions)
Total Market Value	$ 12,621.7	$ 12,124.6	$ 11,626.3	$ 11,085.3	$ 10,521.7
Market Value Change from Base (%)	8.6%	4.3%	0.0%	-4.7%	-9.5%
Change in Unrealized Appreciation
After-tax from Base ($)	$ 747.8	$ 374.7	$ -	$ (403.5)	$ (820.6)

We had $9,040.6 million and $8,840.1 million of reserves for losses and LAE as of December 31, 2007 and December 31, 2006, respectively. These amounts are recorded at their nominal value, as opposed to fair value, which would reflect a discount adjustment to reflect the time value of money. Since losses are paid out over a period of time, the fair value of the reserves is less than the nominal value. As interest rates rise, the fair value of the reserves decreases and, conversely, as interest rates decline, the fair value increases. These movements are the opposite of the interest rate impacts on the fair value of investments. While the difference between fair value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid. Our loss and loss reserve obligations have an expected duration of approximately 3.8 years, which is reasonably consistent with our fixed income portfolio. If we were to discount our loss and LAE reserves, net of $666.2 million of reinsurance receivables on unpaid losses, the discount would be approximately $1.6 billion resulting in a discounted reserve balance of approximately $6.7 billion, representing approximately 54% of the market value of the fixed maturity investment portfolio funds.

Equity Risk. Equity risk is the potential change in market value of the common stock and preferred stock portfolios arising from changing equity prices. Our equity investments consist of a diversified portfolio of individual securities and exchange traded and mutual funds, which invest principally in high quality common and preferred stocks that are traded on the major exchanges. The primary objective of the equity portfolio is to obtain greater total return relative to bonds over time through market appreciation and income.

The tables below display the impact on market value and after-tax unrealized appreciation of a 10% and 20% change in equity prices up and down for the periods indicated.

	Change in Equity Values in Percent
	At December 31, 2007
(Dollars in millions)	-20%	-10%	0%	10%	20%

Market Value of the Equity Portfolio	$ 1,248.0	$ 1,404.0	$ 1,560.0	$ 1,716.0	$ 1,871.9
After-tax Change in Unrealized Appreciation	$ (244.5)	$ (122.3)	$ -	$ 122.3	$ 244.5

	Change in Equity Values in Percent
	At December 31, 2006
(Dollars in millions)	-20%	-10%	0%	10%	20%

Market Value of the Equity Portfolio	$ 1,290.9	$ 1,452.3	$ 1,613.7	$ 1,775.0	$ 1,936.4
After-tax Change in Unrealized Appreciation	$ (239.5)	$ (119.7)	$ -	$ 119.7	$ 239.5

Foreign Currency Risk. Foreign currency risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates. Each of our non-U.S./Bermuda (“foreign”) operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines. Generally, we prefer to maintain the capital of our operations in U.S. dollar assets, although this varies by regulatory jurisdiction in accordance with market needs. Each foreign operation may conduct business in its local currency, as well as the currency of other countries in which it operates. The primary foreign currency exposures for these foreign operations are the Canadian Dollar, the British Pound Sterling and the Euro. We mitigate foreign exchange exposure by generally matching the currency and duration of our assets to our corresponding operating liabilities. In accordance with Financial Accounting Standards Board Statement No. 52, “Foreign Currency Translation”, we translate the assets, liabilities and income of non-U.S. dollar functional currency legal entities to the U.S. dollar. This translation amount is reported as a component of other comprehensive income. As of December 31, 2007 there has been no material change in exposure to foreign exchange rates as compared to December 31, 2006.

The tables below display the potential impact of a parallel and immediate 10% and 20% increase and decrease in foreign exchange rates on the valuation of invested assets subject to foreign currency exposure for the periods indicated. This analysis includes the after-tax impact of translation from transactional currency to functional currency as well as the after-tax impact of translation from functional currency to the U.S. dollar reporting currency.

	Change in Foreign Exchange Rates in Percent
	At December 31, 2007
(Dollars in millions)	-20%	-10%	0%	10%	20%

Total After-tax Foreign Exchange Exposure	$ (90.6)	$ (56.9)	$ -	$ 73.7	$ 160.0

	Change in Foreign Exchange Rates in Percent
	At December 31, 2006
(Dollars in millions)	-20%	-10%	0%	10%	20%

Total After-tax Foreign Exchange Exposure	$ (92.3)	$ (54.6)	$ -	$ 66.8	$ 142.9

Although not considered material in the context of our aggregate exposure to market sensitive instruments, we have issued six equity index put options based on the S&P 500 index and one equity index put option based on the FTSE 100 index, that are market sensitive and sufficiently unique to warrant supplemental disclosure.

We sold six equity index put options based on the S&P 500 index for total consideration, net of commissions, of $22.5 million. These contracts each have a single exercise date, with maturities ranging from 12 to 30 years and strike prices ranging from $1,141.21 to $1,540.63. No amounts will be payable under these contracts if the S&P 500 index is at or above the strike prices on the exercise dates, which fall between June 2017 and March 2031. If the S&P 500 index is lower than the strike price on the applicable exercise date, the amount due will vary proportionately with the percentage by which the index is below the strike price. Based on historical index volatilities and trends and the December 31, 2007 index value, we estimate the probability for each contract of the S&P 500 index falling below the strike price on the exercise date to be less than 5.4%. The theoretical maximum payouts under the contracts would occur if on each of the exercise dates the S&P 500 index value were zero. The present value of these theoretical maximum payouts using a 6% discount factor is $226.0 million.

We sold one equity index put option based on the FTSE 100 index for total consideration, net of commissions, of $6.7 million. This contract has an exercise date of July 2020 and a strike price of £5,989.75. No amount will be payable under this contract if the FTSE 100 index is at or above the strike price on the exercise date. If the FTSE 100 index is lower than the strike price on the applicable exercise date, the amount due will vary proportionately with the percentage by which the index is below the strike price. Based on historical index volatilities and trends and the December 31, 2007 index value, we estimate the probability that the FTSE 100 index contract will fall below the strike price on the exercise date to be less than 9.7%. The theoretical maximum payout under the contract would occur if on the exercise date the FTSE 100 index value was zero. The present value of the theoretical maximum payout using a 6.0% discount factor is $31.5 million.

Because the equity index put options meet the definition of a derivative under FAS 133, we report the fair value of these instruments in our balance sheet and record any changes to fair value in our statement of operations. We have recorded fair values for our obligations on these equity put options at December 31, 2007 and 2006 of $39.7 million and $37.5 million, respectively; however, we do not believe that the ultimate settlement of these transactions is likely to require a payment that would exceed the initial consideration received or any payment at all.

As there is no active market for these instruments, the determination of their fair value is based on an industry accepted option pricing model, which requires estimates and assumptions, including those regarding volatility and expected rates of return.

The tables below estimate the impact of potential movements in interest rates and the equity indices, which are the principal factors affecting fair value of these instruments, looking forward from the fair value for the periods indicated. These are estimates and there can be no assurance regarding future market performance. The asymmetrical results of the interest rate and S&P 500 and FTSE 100 indices shift reflect that the liability cannot fall below zero whereas it can increase to its theoretical maximum.

	Equity Indices Put Options Obligation – Sensitivity Analysis
(Dollars in millions)	At December 31, 2007
Interest Rate Shift in Basis Points:	-100	-50	0	50	100
Total Market Value	$ 54.5	$ 46.5	$ 39.7	$ 33.8	$ 28.7
Market Value Change from Base (%)	-37.3%	-17.3%	0.0%	14.8%	27.5%

Equity Indices Shift in Points:	-200	-100	0	100	200
Total Market Value	$ 47.4	$ 43.3	$ 39.7	$ 36.5	$ 33.7
Market Value Change from Base (%)	-19.5%	-9.1%	0.0%	8.0%	15.0%

Combined Interest Rate / Equity Indices Shift:	-100/-200	-50/-100	0 / 0	50/100	100/200
Total Market Value	$ 64.3	$ 50.6	$ 39.7	$ 31.0	$ 24.2
Market Value Change from Base (%)	-62.1%	-27.6%	0.0%	21.8%	39.0%

	Equity Indices Put Options Obligation – Sensitivity Analysis
(Dollars in millions)	At December 31, 2006
Interest Rate Shift in Basis Points:	-100	-50	0	50	100
Total Market Value	$ 52.8	$ 44.6	$ 37.5	$ 31.5	$ 26.5
Market Value Change from Base (%)	-40.7%	-18.8%	0.0%	16.0%	29.5%

Equity Indices Shift in Points:	-200	-100	0	100	200
Total Market Value	$ 45.1	$ 41.1	$ 37.5	$ 34.4	$ 31.7
Market Value Change from Base (%)	-20.2%	-9.4%	0.0%	8.2%	15.4%

Combined Interest Rate / Equity Indices Shift:	-100/-200	-50/-100	0 / 0	50/100	100/200
Total Market Value	$ 62.6	$ 48.6	$ 37.5	$ 28.9	$ 22.1
Market Value Change from Base (%)	-66.9%	-29.5%	0.0%	23.1%	41.0%

Safe Harbor Disclosure.

This report contains forward-looking statements within the meaning of the U.S. federal securities laws. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the federal securities laws. In some cases, these statements can be identified by the use of forward-looking words such as “may”, “will”, “should”, “could”, “anticipate”, “estimate”, “expect”, “plan”, “believe”, “predict”, “potential” and “intend”. Forward-looking statements contained in this report include information regarding our reserves for losses and LAE, the adequacy of our provision for uncollectible balances, estimates of our catastrophe exposure, the effects of catastrophic events on our financial statements, the ability of Everest Re, Holdings and Bermuda Re to pay dividends and the settlement costs of our specialized equity put options. Forward-looking statements only reflect our expectations and are not guarantees of performance. These statements involve risks, uncertainties and assumptions. Actual events or results may differ materially from our expectations. Important factors that could cause our actual events or results to be materially different from our expectations include those discussed under the caption Item 1A. “Risk Factors”. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment we concluded that, as of December 31, 2007, our internal control over financial reporting is effective based on those criteria.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2007, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

Changes in Internal Control over Financial Reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Reference is made to the sections captioned “Information Concerning Nominees”, “Information Concerning Continuing Directors and Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Code of Ethics for CEO and Senior Financial Officers”, “Audit Committee” and “Nominating and Governance Committee” in our proxy statement for the 2008 Annual General Meeting of Shareholders, which will be filed with the Commission within 120 days of the close of our fiscal year ended December 31, 2007 (the “Proxy Statement”), which sections are incorporated herein by reference.

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

Financial Statements and Schedules.

The financial statements and schedules listed in the accompanying Index to Financial Statements and Schedules on page F-1 are filed as part of this report.

Exhibits.

The exhibits listed on the accompanying Index to Exhibits on page E-1 are filed as part of this report except that the certifications in Exhibit 32 are being furnished to the SEC, rather than filed with the SEC, as permitted under applicable SEC rules.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 29, 2008.

EVEREST RE GROUP, LTD.

By:	/s/ JOSEPH V. TARANTO
Joseph V. Taranto (Chairman and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSEPH V. TARANTO	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	February 29, 2008
Joseph V. Taranto

/s/ CRAIG EISENACHER	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 29, 2008
Craig Eisenacher

/s/ KEITH T. SHOEMAKER	Comptroller (Principal Accounting Officer)	February 29, 2008
Keith T. Shoemaker

/s/ MARTIN ABRAHAMS	Director	February 29, 2008
Martin Abrahams

/s/ KENNETH J. DUFFY	Director	February 29, 2008
Kenneth J. Duffy

/s/ JOHN R. DUNNE	Director	February 29, 2008
John R. Dunne

/s/ THOMAS J. GALLAGHER	Director	February 29, 2008
Thomas J. Gallagher

/s/ WILLIAM F. GALTNEY, JR.	Director	February 29, 2008
William F. Galtney, Jr.

/s/ JOHN A. WEBER	Director	February 29, 2008
John A. Weber

INDEX TO EXHIBITS

Exhibit No.

2.	1

Agreement and Plan of Merger among Everest Reinsurance Holdings, Inc., Everest Re Group, Ltd. and Everest Re Merger Corporation, incorporated herein by reference to Exhibit 2.1 to the Registration Statement on Form S-4 (No. 333-87361)

3.	1	Memorandum of Association of Everest Re Group, Ltd., incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-4 (No. 333-87361)

3.	2	Bye-Laws of Everest Re Group, Ltd., incorporated herein by reference to Exhibit 3.2 to the Everest Re Group, Ltd. Annual Report on Form 10-K for the year ended December 31, 1999 (the “1999 10-K”)

4.	1	Specimen Everest Re Group, Ltd. common share certificate, incorporated herein by reference to Exhibit 4.1 of the Registration Statement on Form S-4 (No. 333-87361)

4.	2

Indenture, dated March 14, 2000, between Everest Reinsurance Holdings, Inc. and The Chase Manhattan Bank (now known as JPMorgan Chase Bank), as Trustee, incorporated herein by reference to Exhibit 4.1 to Everest Reinsurance Holdings, Inc. Form 8-K filed on March 15, 2000

4.	3

First Supplemental Indenture relating to the 8.5% Senior Notes due March 15, 2005, dated March 14, 2000, between Everest Reinsurance Holdings, Inc. and The Chase Manhattan Bank, as Trustee, incorporated herein by reference to Exhibit 4.2 to Everest Reinsurance Holdings, Inc. Form 8-K filed on March 15, 2000

4.	4

Second Supplemental Indenture relating to the 8.75% Senior Notes due March 15, 2010, dated March 14, 2000, between Everest Reinsurance Holdings, Inc. and The Chase Manhattan Bank, as Trustee, incorporated herein by reference to Exhibit 4.3 to the Everest Reinsurance Holdings, Inc. Form 8-K filed on March 15, 2000

4.	5

Junior Subordinated Indenture, dated November 14, 2002, between Everest Reinsurance Holdings, Inc. and JPMorgan Chase Bank as Trustee, incorporated herein by reference to Exhibit 4.5 to the Registration Statement on Form S-3 (No. 333-106595)

4.	6

First Supplemental Indenture relating to Holdings 7.85% Junior Subordinated Debt Securities due November 15, 2032, dated as of November 14, 2002, among Holdings, Group and JPMorgan Chase Bank, as Trustee, incorporated herein by reference to Exhibit 10.2 to Everest Re Group, Ltd. Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (the “second quarter 2003 10-Q”)

4.	7	Amended and Restated Trust Agreement of Everest Re Capital Trust, dated as of November 14, 2002, incorporated herein by reference to Exhibit 10.1 to the second quarter 2003 10-Q

4.	8	Guarantee Agreement, dated as of November 14, 2002, between Holdings and JPMorgan Chase Bank, incorporated herein by reference to Exhibit 10.3 to the second quarter 2003 10-Q

4.	9	Expense Agreement, dated as of November 14, 2002, between Holdings and Everest Re Capital Trust, incorporated herein by reference to Exhibit 10.4 to the second quarter 2003 10-Q

4.	10

Second Supplemental Indenture relating to Holdings 6.20% Junior Subordinated Debt Securities due March 29, 2034, dated as of March 29, 2004, among Holdings, Group and JPMorgan Chase Bank, as Trustee, incorporated herein by reference to Exhibit 4.1 to Everest Reinsurance Holdings, Inc. Form 8-K filed on March 30, 2004 (the “March 30, 2004 8-K”)

4.	11	Amended and Restated Trust Agreement of Everest Re Capital Trust II, dated as of March 29, 2004, incorporated herein by reference to Exhibit 4.2 to the March 30, 2004 8-K

4.	12	Guarantee Agreement, dated as of March 29, 2004, between Holdings and JPMorgan Chase Bank, incorporated herein by reference to Exhibit 4.3 to the March 30, 2004 8-K

4.	13	Expense Agreement, dated as of March 29, 2004, between Holdings and Everest Re Capital Trust, incorporated herein by reference to Exhibit 4.4 to the March 30, 2004 8-K

4.	14

Third Supplemental Indenture relating to Holdings 5.40% Senior Notes due October 15, 2014, dated as of October 12, 2004, among Holdings and JPMorgan Chase Bank, as Trustee, incorporated herein by reference to Exhibit 4.1 to Everest Reinsurance Holdings, Inc. Form 8-K filed on October 12, 2004

*10.	1

Everest Re Group, Ltd. Annual Incentive Plan effective January 1, 1999, incorporated herein by reference to Exhibit 10.1 to Everest Reinsurance Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 1998 (the “1998 10-K”)

*10.	2

Everest Re Group, Ltd. Amended 1995 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.3 to Everest Reinsurance Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 1995 (the “1995 10-K”)

*10.	3	Everest Re Group, Ltd. 1995 Stock Option Plan for Non-Employee Directors, incorporated herein by reference to Exhibit 4.3 to the Registration Statement on Form S-8 (No. 333-05771)

*10.	4

Resolution adopted by Board of Directors of Everest Reinsurance Holdings, Inc. on April 1, 1999 awarding stock options to outside Directors, incorporated herein by reference to Exhibit 10.25 to Everest Reinsurance Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (the “second quarter 1999 10-Q”)

*10.	5

Resolution adopted by the Board of Directors of Everest Reinsurance Holdings, Inc. on February 23, 2000 awarding stock options to outside Directors, incorporated herein by reference to Exhibit 10.8 to the 1999 10-K

*10.	6

Form of Non-Qualified Stock Option Award Agreement to be entered into between Everest Re Group, Ltd. and participants in the 1995 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.15 to the 1995 10-K

*10.	7

Form of Restricted Stock Agreement to be entered into between Everest Re Group, Ltd. and participants in the 1995 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.16 to the 1995 10-K

*10.	8

Form of Stock Option Agreement (Version 1) to be entered into between Everest Re Group, Ltd. and participants in the 1995 Stock Option Plan for Non-Employee Directors, incorporated herein by reference to Exhibit 10.17 to the 1995 10-K

*10.	9

Form of Stock Option Agreement (Version 2) to be entered into between Everest Re Group, Ltd. and participants in the 1995 Stock Option Plan for Non-Employee Directors, incorporated herein by reference to Exhibit 10.18 to the 1995 10-K

*10.	10	Form of Stock Option Agreement for Non-Employee Directors, incorporated herein by reference to Exhibit 10.34 to the 1999 10-K

*10.	11	Deferred Compensation Plan, as amended, for certain U.S. employees of Everest Re Group, Ltd. and its participating subsidiaries incorporated herein by reference to Exhibit 10.20 to the 1998 10-K

*10.	12	Senior Executive Change of Control Plan, incorporated herein by reference to Exhibit 10.24 to Everest Reinsurance Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 1998

*10.	13	Executive Performance Annual Incentive Plan adopted by stockholders on May 20, 1999, incorporated herein by reference to Exhibit 10.26 to the second quarter 1999 10-Q

*10.	14

Employment Agreement with Joseph V. Taranto executed on July 15, 1998, incorporated herein by reference to Exhibit 10.21 to Everest Reinsurance Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (the “second quarter 1998 10-Q”)

*10.	15

Amendment of Employment Agreement by and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc., Everest Re Group, Ltd. and Joseph V. Taranto dated February 15, 2000, incorporated herein by reference to Exhibit 10.29 to the 1999 10-K

*10.	16	Change of Control Agreement with Joseph V. Taranto effective July 15, 1998, incorporated herein by reference to Exhibit 10.22 to the second quarter 1998 10-Q

*10.	17

Amendment of Change of Control Agreement by and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc., Everest Re Group, Ltd. and Joseph V. Taranto dated February 15, 2000, incorporated herein by reference to Exhibit 10.30 to the 1999 10-K

10.	18

Stock Purchase Agreement between The Prudential Insurance Company of America and Everest Reinsurance Holdings, Inc. for the sale of common stock of Gibraltar Casualty Company dated February 24, 2000, incorporated herein by reference to Exhibit 10.32 to the 1999 10-K

10.	19

Amendment No. 1 to Stock Purchase Agreement between The Prudential Insurance Company of America and Everest Reinsurance Holdings, Inc. for the sale of common stock of Gibraltar Casualty Company dated August 8, 2000, incorporated herein by reference to Exhibit 10.1 to the Everest Re Group, Ltd. Quarterly Report on Form 10-Q for the quarter ended June 30, 2000

10.	20

Proportional Excess of Loss Reinsurance Agreement entered into between Gibraltar Casualty Company and Prudential Property and Casualty Insurance Company, incorporated herein by reference to Exhibit 10.24 to the 2000 10-K

10.	21	Guarantee Agreement made by The Prudential Insurance Company of America in favor of Gibraltar Casualty Company, incorporated herein by reference to Exhibit 10.25 to the 2000 10-K

10.	22	Lease, effective December 26, 2000 between OTR, an Ohio general partnership, and Everest Reinsurance Company, incorporated herein by reference to Exhibit 10.26 to the 2000 10-K

*10.	23

Amendment of Employment Agreement by and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc., Everest Re Group, Ltd., Everest Global Services, Inc. and Joseph V. Taranto, dated March 30, 2001, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Report on Form 10-Q for the quarter ended March 31, 2001 (the “first quarter 2001 10-Q”)

*10.	24

Amendment of Employment Agreement by and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc., Everest Re Group, Ltd., Everest Global Services, Inc. and Joseph V. Taranto, dated April 20, 2001, incorporated herein by reference to Exhibit 10.2 to the first quarter 2001 10-Q

*10.	25

Amendment of Change of Control Agreement by and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc., Everest Re Group, Ltd., Everest Global Services, Inc. and Joseph V. Taranto, dated March 30, 2001, incorporated herein by reference to Exhibit 10.3 to the first quarter 2001 10-Q

*10.	26

Resolution adopted by the Board of Directors of Everest Re Group, Ltd. on September 20, 2001 awarding stock options to outside Directors, incorporated herein by reference to Exhibit 10.30 to Everest Re Group, Ltd. Report on Form 10-K for the year ended December 31, 2001 (the “2001 10-K”)

*10.	27	Special Employment Agreement executed on March 22, 2002, between Janet J. Burak and Everest Global Services, Inc., incorporated herein by reference to Exhibit 10.33 to the 2002 10-K

*10.	28	Everest Re Group, Ltd. 2002 Stock Incentive Plan, incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (No. 333-97049)

*10.	29

Amendment of Employment Agreement by and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc., Everest Re Group, Ltd., Everest Global Services, Inc. and Joseph V. Taranto, dated April 18, 2003, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on April 21, 2003

*10.	30	Everest Re Group, Ltd. 2003 Non-Employee Director Equity Compensation Plan, incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (No. 333-105483)

10.	31

Tax Assurance from the Bermuda Minister of Finance, dated September 20, 1999, incorporated herein by reference to Exhibit 10.5 to Everest Re Group, Ltd. Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (the “second quarter 2003 10-Q”)

*10.	32

General Release and Waiver between Everest Reinsurance (Bermuda), Ltd. and Peter J. Bennett, dated October 13, 2004, incorporated herein by reference to Exhibit 10.2 to Everest Re Group, Ltd. Form 8-K filed on October 14, 2004

*10.	33

Employment Agreement between Everest Reinsurance (Bermuda), Ltd. and Mark S. de Saram, dated October 14, 2004, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on October 14, 2004

*10.	34

Amendment to Employment Agreement between Everest Reinsurance (Bermuda), Ltd. and Mark S. de Saram, dated December 8, 2004, incorporated herein by reference to Exhibit 10.2 to Everest Re Group, Ltd. Form 8-K filed on December 14, 2004

10.	35

Credit Agreement dated as of December 8, 2004 among Everest Re Group, Ltd., Everest Reinsurance (Bermuda), Ltd., Everest International Reinsurance, Ltd., certain Lenders party thereto and Wachovia Bank, N.A., as Administrative Agent, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on December 14, 2004

*10.	36	Description of non-employee director compensation arrangements, incorporated herein by reference to Exhibit 10.46 to Everest Re Group, Ltd., Report on Form 10-K for the year ended December 31, 2005
*10.	37

Form of Non-Qualified Stock Option Award Agreement under the Everest Re Group, Ltd. 2003 Non-Employee Director Equity Compensation Plan, incorporated herein by reference to Exhibit 10.47 to Everest Re Group, Ltd., Report on Form 10-K for the year ended December 31, 2004

*10.	38

Amendment of Employment Agreement by and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc., Everest Re Group, Ltd., Everest Global Services, Inc. and Joseph V. Taranto, dated August 31, 2005, incorporated by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on August 31, 2005

*10.	39

Form of Restricted Stock Award Agreement under the Everest Re Group, Ltd. 2003 Non-Employee Director Equity Compensation Plan, incorporated by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on September 22, 2005

10.	40

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

*10.	41

Amendment to Employment Agreement between Everest Reinsurance (Bermuda), Ltd. and Mark S. de Saram, dated October 31, 2006, incorporated herein by reference to Exhibit 10.2 to Everest Re Group, Ltd. Form 8-K filed on November 3, 2006

*10.	42

Employment Agreement by and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc., Everest Re Group, Ltd., Everest Global Services, Inc. and Craig E. Eisenacher, dated December 18, 2006, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on December 5, 2006

*10.	42

Amendment to Employment Agreement by and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc. and Joseph V. Taranto, dated April 5, 2007, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on April 5, 2007

10.	43

Credit Agreement, dated July 27, 2007, between Everest Reinsurance (Bermuda), Ltd. and Everest International Reinsurance, Ltd., certain lenders party thereto and Wachovia Bank, N.A. as administrative agent, incorporated herein by reference to Exhibit 10.1 Form 8-K filed on July 27, 2007

*10.	44

Amendment to Change of Control Agreement by and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc., Everest Re Group, Ltd., Everest Global Services and Joseph Taranto, dated April 5, 2007, incorporated herein by reference to Exhibit 10.2 to Everest Re Group, Ltd. Form 8-K filed on April 5, 2007

21.	1	Subsidiaries of the registrant, filed herewith

23.	1	Consent of PricewaterhouseCoopers LLP, filed herewith

31.	1	Section 302 Certification of Joseph V. Taranto, filed herewith

31.	2	Section 302 Certification of Craig Eisenacher, filed herewith

32.	1	Section 906 Certification of Joseph V. Taranto and Craig Eisenacher, furnished herewith

* Management contract or compensatory plan or arrangement.

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Everest Re Group, Ltd.		Pages

Report of Independent Registered Public Accounting Firm		F-2

Consolidated Balance Sheets at December 31, 2007 and 2006		F-4

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended
	December 31, 2007, 2006 and 2005	F-5

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended
	December 31, 2007, 2006 and 2005	F-6

Consolidated Statements of Cash Flows for the Years Ended
	December 31, 2007, 2006 and 2005	F-7

Notes to Consolidated Financial Statements		F-8

Schedules

I	Summary of Investments Other Than Investments in Related Parties at December 31, 2006	S-1

II	Condensed Financial Information of Registrant:

	Balance Sheets as of December 31, 2007 and 2006	S-2

	Statements of Operations for the Years Ended December 31, 2007, 2006 and 2005	S-3

	Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005	S-4

III	Supplementary Insurance Information for the Years Ended December 31, 2007, 2006 and 2005	S-5

IV	Reinsurance for the Years Ended December 31, 2007, 2006 and 2005	S-6

Schedules other than those listed above are omitted for the reason that they are not applicable or the information is otherwise contained in the Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of Everest Re Group, Ltd.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Everest Re Group, Ltd. and its subsidiaries (the “Company”) at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company has adopted SFAS No. 157, “Fair Value Measurements” and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” in 2007.

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

PricewaterhouseCoopers LLP

New York, New York

February 29, 2008

EVEREST RE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands, except par value per share)	2007	2006

ASSETS:
Fixed maturities - available for sale, at market value
(amortized cost: 2007, $10,116,353; 2006, $10,210,165)	$ 10,245,585	$ 10,319,850
Equity securities - available for sale, at market value (cost: 2007, $24,378; 2006, $1,252,595)	24,694	1,613,678
Equity securities - available for sale, at fair value	1,535,263	-
Short-term investments	2,225,708	1,306,498
Other invested assets (cost: 2007, $651,898; 2006, $466,232)	654,355	467,193
Cash	250,567	249,868
Total investments and cash	14,936,172	13,957,087
Accrued investment income	145,056	141,951
Premiums receivable	989,921	1,136,787
Reinsurance receivables	666,164	772,813
Funds held by reinsureds	342,615	284,809
Deferred acquisition costs	399,563	388,117
Prepaid reinsurance premiums	88,239	67,757
Deferred tax asset	227,825	220,047
Federal income taxes recoverable	47,368	-
Other assets	156,559	138,202
TOTAL ASSETS	$ 17,999,482	$ 17,107,570

LIABILITIES:
Reserve for losses and loss adjustment expenses	$ 9,040,606	$ 8,840,140
Future policy benefit reserve	78,417	100,962
Unearned premium reserve	1,567,098	1,612,250
Funds held under reinsurance treaties	75,601	70,982
Losses in the course of payment	63,366	55,290
Commission reserves	48,753	23,665
Other net payable to reinsurers	68,494	47,483
Current federal income taxes payable	-	43,002
8.75% Senior notes due 3/15/2010	199,685	199,560
5.4% Senior notes due 10/15/2014	249,689	249,652
6.6% Long term notes due 5/1/2067	399,639	-
Junior subordinated debt securities payable	329,897	546,393
Accrued interest on debt and borrowings	11,217	10,041
Other liabilities	182,250	200,463
Total liabilities	12,314,712	11,999,883

Commitments and Contingencies (Note 17)

SHAREHOLDERS' EQUITY:
Preferred shares, par value: $0.01; 50 million shares authorized;
no shares issued and outstanding	-	-
Common shares, par value: $0.01; 200 million shares authorized;
(2007) 65.4 million and (2006) 65.0 million issued	654	650
Additional paid-in capital	1,805,844	1,770,496
Accumulated other comprehensive income, net of deferred income taxes of
$87.2 million at 2007 and $175.0 million at 2006	163,155	348,543
Treasury shares, at cost; (2007) 2.5 million shares and (2006) 0.0 million shares	(241,584)	-
Retained earnings	3,956,701	2,987,998
Total shareholders' equity	5,684,770	5,107,687
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 17,999,482	$ 17,107,570

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
(Dollars in thousands, except per share amounts)	2007	2006	2005

REVENUES:
Premiums earned	$ 3,997,498	$ 3,853,153	$ 3,963,093
Net investment income	682,392	629,378	522,833
Net realized capital gains	86,283	35,067	90,284
Net derivative expense	(2,124)	(410)	(2,638)
Other income (expense)	17,998	112	(11,116)
Total revenues	4,782,047	4,517,300	4,562,456

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	2,548,138	2,434,420	3,724,317
Commission, brokerage, taxes and fees	961,788	883,254	914,847
Other underwriting expenses	152,604	137,977	129,800
Interest expense on senior notes	31,162	31,149	35,514
Interest expense on long term notes	17,383	-	-
Interest expense on junior subordinated debt	35,324	37,449	37,449
Amortization of bond issue costs	7,083	938	1,019
Interest and fee expense on credit facilities	609	363	431
Total claims and expenses	3,754,091	3,525,550	4,843,377

INCOME (LOSS) BEFORE TAXES	1,027,956	991,750	(280,921)
Income tax expense (benefit)	188,681	150,922	(62,254)

NET INCOME (LOSS)	$ 839,275	$ 840,828	$ (218,667)

Other comprehensive income (loss), net of tax	65,427	142,417	(107,591)

COMPREHENSIVE INCOME (LOSS)	$ 904,702	$ 983,245	$ (326,258)

PER SHARE DATA:
Average shares outstanding (000's)	63,118	64,724	57,649
Net income (loss) per common share - basic	$ 13.30	$ 12.99	$ (3.79)

Average diluted shares outstanding (000's)	63,629	65,324	57,649
Net income (loss) per common share - diluted	$ 13.19	$ 12.87	$ (3.79)

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS' EQUITY

	Years Ended December 31,
(Dollars in thousands, except share amounts)	2007	2006	2005

COMMON SHARES (shares outstanding):
Balance, beginning of period	65,043,976	64,643,338	56,177,902
Issued during the period, net	347,669	400,638	8,465,436
Treasury shares acquired	(2,527,800)	-	-
Balance, end of period	62,863,845	65,043,976	64,643,338

COMMON SHARES (par value):
Balance, beginning of period	$ 650	$ 646	$ 566
Issued during the period, net	4	4	80
Balance, end of period	654	650	646

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	1,770,496	1,731,746	975,917
Share-based compensation plans	35,142	38,593	755,650
Other	206	157	179
Balance, end of period	1,805,844	1,770,496	1,731,746

ACCUMULATED OTHER COMPREHENSIVE INCOME,
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	348,543	221,146	328,737
Cumulative effect to adopt FAS No. 159, net of tax	(250,815)	-	-
Net increase (decrease) during the period	65,427	142,417	(107,591)
Adjustment to initially apply FAS No. 158, net of tax	-	(15,020)	-
Balance, end of period	163,155	348,543	221,146

RETAINED EARNINGS:
Balance, beginning of period	2,987,998	2,186,156	2,430,248
Cumulative effect to adopt FAS No. 159, net of tax	250,815	-	-
Net income (loss)	839,275	840,828	(218,667)
Dividends declared ($1.92 per share in 2007,
$0.60 per share in 2006 and $0.44 per share in 2005)	(121,387)	(38,986)	(25,425)
Balance, end of period	3,956,701	2,987,998	2,186,156

TREASURY SHARES AT COST:
Balance, beginning of period	-	-	(22,950)
(Purchase) sale of treasury shares	(241,584)	-	22,950
Balance, end of period	(241,584)	-	-

TOTAL SHAREHOLDERS' EQUITY, END OF PERIOD	$ 5,684,770	$ 5,107,687	$ 4,139,694

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(Dollars in thousands)	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 839,275	$ 840,828	$ (218,667)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Decrease in premiums receivable	155,552	70,596	113,548
Increase in funds held by reinsureds, net	(48,944)	(96,777)	(198,243)
Decrease in reinsurance receivables	126,328	304,769	139,423
Increase in deferred tax asset	(30,279)	(25,524)	(71,048)
Increase (decrease) in reserve for losses and loss adjustment expenses	96,627	(432,494)	1,398,935
Decrease in future policy benefit reserve	(22,545)	(32,193)	(19,024)
(Decrease) increase in unearned premiums	(57,617)	1,627	8,178
Change in other assets and liabilities, net	(126,372)	3,477	(27,714)
Non-cash compensation expense	17,119	15,127	8,003
Amortization of bond premium	(8,594)	21,797	27,298
Amortization of underwriting discount on senior notes	164	149	162
Net realized capital gains	(86,283)	(35,067)	(90,284)
Net cash provided by operating activities	854,431	636,315	1,070,567

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale, at market value	1,248,811	872,428	704,687
Proceeds from fixed maturities sold - available for sale, at market value	275,557	182,869	1,420,287
Proceeds from equity securities sold - available for sale, at market value	-	281,093	217,909
Proceeds from equity securities sold - available for sale, at fair value	1,547,135	-	-
Proceeds from other invested assets sold	58,682	76,307	53,565
Cost of fixed maturities acquired - available for sale, at market value	(1,338,865)	(1,291,871)	(2,423,060)
Cost of equity securities acquired - available for sale, at market value	-	(568,966)	(555,778)
Cost of equity securities acquired - available for sale, at fair value	(1,391,450)	-	-
Cost of other invested assets acquired	(195,448)	(219,067)	(175,782)
Net (purchases) sales of short-term securities	(852,659)	150,379	(853,499)
Net (decrease) increase in unsettled securities transactions	(4,779)	(11,322)	159
Net cash used in investing activities	(653,016)	(528,150)	(1,611,512)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares issued during the period	18,233	23,627	732,595
(Purchase) sale of treasury stock	(241,584)	-	38,261
Repayment from issuance of senior notes	-	-	(250,000)
Net proceeds from redemption of junior subordinated debt securities	(216,496)	-	-
Net proceeds from issuance of long term notes	395,637	-	-
Dividends paid to shareholders	(121,387)	(38,986)	(25,425)
Net cash (used in) provided by financing activities	(165,597)	(15,359)	495,431
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(35,119)	49,787	(32,141)
Net increase (decrease) in cash	699	142,593	(77,655)
Cash, beginning of period	249,868	107,275	184,930
Cash, end of period	$ 250,567	$ 249,868	$ 107,275

SUPPLEMENTAL CASH FLOW INFORMATION
Cash transactions:
Income taxes paid, net	$ 282,568	$ 46,616	$ 110,945
Interest paid	$ 83,138	$ 68,910	$ 79,617

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2007, 2006 and 2005

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Business and Basis of Presentation.

Everest Re Group, Ltd. (“Group”), a Bermuda company, through its subsidiaries, principally provides reinsurance and insurance in the U.S., Bermuda and international markets. As used in this document, “Company” means Group and its subsidiaries.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The statements include all of the following domestic and foreign direct and indirect subsidiaries of Group: Everest Reinsurance Holdings, Inc. (“Holdings”), Everest Reinsurance (Bermuda), Ltd. (“Bermuda Re”), Everest International Reinsurance, Ltd. (“Everest International”), Everest International Holdings, Ltd., Mt. McKinley Insurance Company (“Mt. McKinley”), Everest Global Services, Inc. (“Global Services”), Everest Advisors (UK), Ltd., Everest Advisors (Ireland) Limited, Everest Re Advisors, Ltd., Everest Reinsurance Company (“Everest Re”), Everest National Insurance Company (“Everest National”), Everest Indemnity Insurance Company (“Everest Indemnity”), Everest Security Insurance Company (“Everest Security”), Everest Insurance Company of Canada (“Everest Canada”), Mt. Whitney Securities, Inc., Mt. McKinley Managers, L.L.C., Workcare Southeast, Inc. and Workcare Southeast of Georgia, Inc. All amounts are reported in U.S. dollars.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities (and disclosure of contingent assets and liabilities) at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. All intercompany accounts and transactions have been eliminated. Ultimate actual results could differ, possibly materially, from those estimates.

B. Investments.

Fixed maturity and market value equity security investments are all classified as available for sale. Unrealized appreciation and depreciation, as a result of temporary changes in market value during the period, are reflected in shareholders’ equity, net of income taxes in “accumulated other comprehensive income”. Actively managed equity securities are carried at fair value with fair value re-measurements reflected as net realized capital gains and losses in the consolidated statements of operations and comprehensive income. Unrealized losses on fixed maturities, which are deemed other than temporary, are charged to net income as net realized capital losses. Short-term investments are stated at cost, which approximates market value. Realized gains or losses on sale of investments are determined on the basis of identified cost. For non-publicly traded securities, market prices are determined through the use of pricing models that evaluate securities relative to the U.S. Treasury yield curve, taking into account the issue type, credit quality and cash flow characteristics of each security. For publicly traded securities, market value is based on quoted market prices. Retrospective adjustments are employed to recalculate the values of asset-backed securities. Each acquisition lot is reviewed to recalculate the effective yield. The recalculated effective yield is used to derive a book value as if the new yield were applied at the time of acquisition. Outstanding principal factors from the time of acquisition to the adjustment date are used to calculate the prepayment history for all applicable securities. Conditional prepayment rates, computed with life to date factor histories and weighted average maturities, are used to effect the calculation of projected and prepayments for pass-through security types. Other invested assets include limited partnerships and rabbi trusts. Limited partnerships are accounted for under the equity method of accounting, which can be recorded on a monthly or quarterly lag.

C. Uncollectible Receivable Balances.

The Company provides reserves for uncollectible reinsurance balances based on management’s assessment of the collectibility of the outstanding balances. Such reserves were $188.2 million at December 31, 2007 and $99.9 million at December 31, 2006.

D. Deferred Acquisition Costs.

Acquisition costs, consisting principally of commissions and brokerage expenses and certain premium taxes and fees incurred at the time a contract or policy is issued and that vary with and are directly related to the Company’s reinsurance and insurance business, are deferred and amortized over the period in which the related premiums are earned, generally one year. Deferred acquisition costs are limited to their estimated realizable value by line of business based on the related unearned premiums, anticipated claims and claim expenses and anticipated investment income. Deferred acquisition costs amortized to income were $961.8 million, $883.3 million and $914.8 million in 2007, 2006 and 2005, respectively.

The present value of in force annuity business is included in deferred acquisition costs. This value is amortized over the expected life of the business from the time of acquisition. The amortization each year is a function of the gross profits each year in relation to the total gross profits expected over the life of the business, discounted at an assumed net credit rate.

E. Reserve for Losses and Loss Adjustment Expenses.

The reserve for losses and loss adjustment expenses (“LAE”) is based on individual case estimates and reports received from ceding companies. A provision is included for losses and LAE incurred but not reported (“IBNR”) based on past experience. A provision is also included for certain potential liabilities relating to asbestos and environmental (“A&E”) exposures, which liabilities cannot be estimated using traditional reserving techniques. See also Note 3. The reserves are reviewed periodically and any changes in estimates are reflected in earnings in the period the adjustment is made. Management believes that adequate provision has been made for the Company’s losses and LAE. Loss and LAE reserves are presented gross of reinsurance receivables and incurred losses and LAE are presented net of reinsurance.

Accruals for commissions are established for reinsurance contracts that provide for the stated commission percentage to increase or decrease based on the loss experience of the contract. Changes in estimates for such arrangements are recorded as commission expense. Commission accruals for contracts with adjustable features are estimated based on expected loss and LAE.

F. Future Policy Benefit Reserve.

Liabilities for future policy benefits on annuity policies are carried at their accumulated values. Reserves for policy benefits include both mortality and morbidity claims in the process of settlement and IBNR claims. Interest rate assumptions used to estimate liabilities for policy benefits range from 3.32% to 5.49%. Actual experience in a particular period may vary.

G. Premium Revenues.

Written premiums are earned ratably over the periods of the related insurance and reinsurance contracts. Unearned premium reserves are established relative to the unexpired contract period. Such reserves are established based upon reports received from ceding companies or estimated using pro rata methods based on statistical data. Reinstatement premiums represent additional premium received on reinsurance coverages, most prevalently catastrophe related, when limits have been depleted under the original reinsurance contract and additional coverage is granted. Written and earned premiums and the related costs, which have not yet been reported to the Company, are estimated and accrued. Premiums are net of ceded reinsurance.

Annuity premiums are recognized as revenue over the premium-paying period of the policies.

H. Income Taxes.

Holdings and its wholly-owned subsidiaries file a consolidated U.S. federal income tax return. Foreign branches of subsidiaries file local tax returns as required. Group and subsidiaries not included in Holdings’ consolidated tax return file separate company U.S. federal income tax returns as required. The UK branch of Bermuda Re files a UK income tax return. Deferred income taxes have been recorded to recognize the tax effect of temporary differences between the financial reporting and income tax bases of assets and liabilities, which arise because of differences between GAAP and income tax accounting rules.

I. Foreign Currency.

Assets and liabilities relating to foreign operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date; revenues and expenses are translated into U.S. dollars using average exchange rates in effect during the reporting period. Gains and losses resulting from translating foreign currency financial statements, net of deferred income taxes, are excluded from net income and accumulated in shareholders’ equity. Gains and losses resulting from foreign currency transactions are recorded through the consolidated statements of operations and comprehensive income (loss) in other income (expense).

J. Earnings Per Common Share.

Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilution that would occur if options granted under various share-based compensation plans were exercised resulting in the issuance of common shares that would participate in the earnings of the entity.

Net income (loss) per common share has been computed below, based upon weighted average common and dilutive shares outstanding.

	Years Ended December 31,
(Dollars in thousands, except per share amounts)	2007	2006	2005

Net income (loss) (numerator)	$ 839,275	$ 840,828	$ (218,667)

Weighted average common and effect of dilutive shares
used in the computation of net income (loss) per share:
Weighted average shares outstanding - basic (denominator)	63,118	64,724	57,649
Effect of dilutive shares	511	600	918
Weighted average shares outstanding - diluted (denominator)	63,629	65,324	58,567
Weighted average common equivalent shares when anti-dilutive	-	-	57,649

Net income (loss) per common share:
Basic	$ 13.30	$ 12.99	$ (3.79)
Diluted	$ 13.19	$ 12.87	$ (3.79)

All options to purchase common shares at the end of 2007 were included in the computation of diluted earnings per share as the average market price of the common shares was greater than all of the options’ exercise prices during the relevant period. Options to purchase 310,200 common shares at prices ranging from $95.485 to $99.980 per share were outstanding at the end of 2006 and options to purchase 315,000 common shares at prices ranging from $95.050 to $95.485 per share were outstanding at the end of 2005 but were not included in the computation of earnings per diluted share for 2006 and 2005, respectively, because the options’ exercise prices were greater than the average market price of the common shares. All outstanding options expire on or between September 25, 2008 and February 21, 2017.

K. Segmentation.

The Company, through its subsidiaries, operates in five segments: U.S. Reinsurance, U.S. Insurance, Specialty Underwriting, International and Bermuda. See also Note 20.

L. Derivatives.

The Company sold seven equity index put option contracts, which are outstanding. These contracts meet the definition of a derivative under Statement of Financial Accounting Standards (“FAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). The Company’s position in these contracts is unhedged and is accounted for as a derivative in accordance with FAS 133. Accordingly, these contracts are carried at fair value and are recorded in “Other liabilities” in the consolidated balance sheets and changes in fair value are recorded in the consolidated statements of operations and comprehensive income (loss).

M. Deposit Assets and Liabilities.

In the normal course of its operations, the Company may enter into contracts that do not meet the risk transfer provisions of FAS No. 113, “Accounting and Reporting for Reinsurance of Short Duration and Long Duration Contracts”. Such contracts are accounted for using the deposit accounting method and are included in other liabilities. For such contracts, the Company originally records deposit liabilities for an amount equivalent to the assets received. Actuarial studies are used to estimate the final liabilities under such contracts with any change reflected in the consolidated statements of operations and comprehensive income (loss).

N. Share-Based Employee Compensation.

Prior to 2002, the Company accounted for its share-based employee compensation plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. Effective January 1, 2002, the Company adopted the fair value recognition provisions of FAS No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”) prospectively for all employee awards granted, modified or settled after January 1, 2002. Effective January 1, 2006, the Company adopted FAS No. 123(R) “Share-Based Payment” (“FAS 123(R)”). See also Note 18.

Prior to January 1, 2002, the compensation cost for the Company’s share-based compensation plans was determined based on APB 25. If the fair value at the grant dates for awards granted under those plans prior to January 1, 2002 was calculated consistent with the method of FAS 123, the Company’s net loss and earnings per share for 2005 would have been impacted as indicated below. There is no difference after 2005.

(Dollars in thousands, except per share amounts)		2005

Net loss	As reported	$ (218,667)
	Pro forma	$ (219,052)

Earnings per share - basic	As reported	$ (3.79)
	Pro forma	$ (3.80)
Earnings per share - diluted	As reported	$ (3.79)
	Pro forma	$ (3.80)

The fair value of each option grant accounted for in accordance with APB 25 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: (i) dividend yields ranging from 0.5% to 0.9%, (ii) expected volatility ranging from 32.9% to 45.8%, (iii) risk-free interest rates ranging from 4.7% to 7.0% and (iv) expected lives of 7.3 to 7.5 years.

O. Policyholder Dividends.

The Company issues certain insurance policies with dividend payment features. These policyholders share in the operating results of their respective policies in the form of dividends declared. Dividends to policyholders are accrued during the period in which the related premiums are earned and are determined based on the terms of the individual policies.

P. Application of New Accounting Standards.

In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FAS 115-1”), which was effective for reporting periods beginning after December 15, 2005. FAS 115-1 addresses the determination of when an investment is considered impaired, whether the impairment is other than temporary and the measurement of an impairment loss. An other than temporary impairment loss is recorded as a net realized capital loss in the consolidated statements of operations and comprehensive income (loss) in the period in which it is impaired. FAS 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses not recognized as other-than-temporary impairments. The Company adopted FAS 115-1 prospectively effective January 1, 2006. The Company believes that all unrealized losses in its investment portfolio are temporary in nature as of December 31, 2007.

In July 2006, FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which is effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” (“FAS 109”). FIN 48 prescribes the financial statement recognition and measurement criteria for tax positions taken or expected to be taken in a tax return. Further, FIN 48 expands the required disclosures associated with uncertain tax positions. As a result of the implementation of FIN 48, the Company recorded no adjustment in the liability for unrecognized income tax benefits and no adjustment to beginning retained earnings.

In September 2006, the FASB issued FAS No. 157 “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value consistently in GAAP and expands disclosures about fair value measurements. The Company adopted FAS 157 as of January 1, 2007.

In September 2006, the FASB issued FAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“FAS 158”), which is effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. FAS 158 requires an employer to (a) recognize in its financial statements an asset for a plan’s over funded status or a liability for a plan’s under funded status, (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year and (c) recognize changes in the funded status of a defined benefit post-retirement plan in the year in which the changes occur as other comprehensive income. The Company adopted FAS 158 for the reporting period ended December 31, 2006.

In February 2007, the FASB issued FAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment to FASB Statement No. 115” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company adopted FAS 159 as of January 1, 2007.

Q. Investments – Interest Only Strips.

During 2005, the Company invested in interest only strips of mortgage-backed securities (“interest only strips”), which were fully liquidated in November, 2005.

The Company accounted for its investment in interest only strips in accordance with Emerging Issues Task Force Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests

in Securitized Financial Assets” (“EITF 99-20”). EITF 99-20 sets forth the rules for recognizing interest income on all credit-sensitive mortgage and asset-backed securities and certain prepayment-sensitive securities, including agency interest only strips, whether purchased or retained in securitization, as well as the rules for determining when these securities must be written down to fair value because of impairment. EITF 99-20 requires decreases in the valuation of residual interests in securitizations to be recorded as a reduction to the carrying value of the residual interests through a charge to earnings, rather than an unrealized loss in shareholders’ equity, when any portion of the decline in fair value is attributable to an impairment loss, as defined by EITF 99-20. The Company recognized pre-tax and after-tax net realized capital gains of $34.3 million and $26.9 million, respectively, for the year ended December 31, 2005, related to the impairment loss and subsequent sale of the interest only strips.

2. INVESTMENTS

The amortized cost, market value, and gross unrealized appreciation and depreciation of available for sale, market value fixed maturity and equity security investments are as follows for the periods indicated:

	At December 31, 2007
	Amortized	Unrealized	Unrealized	Market
	Cost	Appreciation	Depreciation	Value
(Dollars in thousands)
Fixed maturities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$ 224,563	$ 7,166	$ (108)	$ 231,621
Obligations of U.S. states and political subdivisions	3,512,694	138,375	(2,540)	3,648,529
Corporate securities	2,557,801	33,418	(55,613)	2,535,606
Mortgage-backed securities	1,636,537	9,483	(18,784)	1,627,236
Foreign government securities	1,122,993	25,240	(6,613)	1,141,620
Foreign corporate securities	1,061,765	14,953	(15,745)	1,060,973
Total fixed maturities	$ 10,116,353	$ 228,635	$ (99,403)	$ 10,245,585
Equity securities	$ 24,378	$ 316	$ -	$ 24,694

	At December 31, 2006
	Amortized	Unrealized	Unrealized	Market
	Cost	Appreciation	Depreciation	Value
(Dollars in thousands)
Fixed maturities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$ 229,241	$ 1,277	$ (3,838)	$ 226,680
Obligations of U.S. states and political subdivisions	3,633,188	164,403	(5,220)	3,792,371
Corporate securities	2,877,074	33,913	(55,009)	2,855,978
Mortgage-backed securities	1,626,017	2,784	(34,827)	1,593,974
Foreign government securities	1,019,826	18,695	(10,163)	1,028,358
Foreign corporate securities	824,819	11,374	(13,704)	822,489
Total fixed maturities	$ 10,210,165	$ 232,446	$ (122,761)	$ 10,319,850
Equity securities	$ 1,252,595	$ 361,083	$ -	$ 1,613,678

The amortized cost and market value of fixed maturities are shown in the following table by contractual maturity. Mortgage-backed securities generally are more likely to be prepaid than other fixed maturities. As the stated maturity of such securities may not be indicative of actual maturities, the total for mortgage-backed securities is shown separately.

	At December 31, 2007
	Amortized	Market
(Dollars in thousands)	Cost	Value
Fixed maturities – available for sale
Due in one year or less	$ 585,207	$ 585,773
Due after one year through five years	2,588,407	2,607,744
Due after five years through ten years	2,168,194	2,161,177
Due after ten years	3,138,008	3,263,655
Mortgage-backed securities	1,636,537	1,627,236
Total	$ 10,116,353	$ 10,245,585

The changes in net unrealized gains (losses) for the Company’s investments are derived from the following sources for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2007	2006
Increase (decrease) during the period between the market value and cost of investments carried at market value, and deferred taxes thereon:
Fixed maturities	$ 19,546	$ (60,210)
Equity securities	315	192,348
Other invested assets	1,496	(466)
Change in unrealized appreciation (depreciation), pre-tax	21,357	131,672
Deferred taxes	(178)	(43,399)
Change in unrealized appreciation (depreciation),
net of deferred taxes, included in shareholders’ equity	$ 21,179	$ 88,273

The Company frequently reviews its investment portfolio for declines in market value and focuses its attention on securities whose fair value has fallen below 80% of their amortized value at the time of review. The Company then assesses whether the decline in value is temporary or “other than temporary”. In making its assessment, the Company evaluates the current market and interest rate environment as well as specific issuer information and the Company’s ability and intent to hold to maturity. Generally, a change in a security’s value caused by a change in the market or interest rate environment does not constitute an other than temporary impairment, but rather a temporary decline in market value. Temporary declines in market value are recorded as an unrealized loss in accumulated other comprehensive income. If the Company determines that the decline is “other than temporary”, the carrying value of the investment is written down to fair value and a realized loss is recorded in the Company’s consolidated statements of operations and comprehensive income (loss). The Company’s assessments are based on the issuer’s current and expected future financial position, timeliness with respect to interest and/or principal payments, speed of repayments on asset-backed securities, as well as relevant information provided by rating agencies, investment advisors and analysts.

The tables below display the aggregate market value and gross unrealized depreciation of fixed maturity securities, by investment category and maturity category by length of time that individual securities had been in a continuous unrealized loss position for the period indicated:

	Duration by security type of unrealized loss at December 31, 2007
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities
U.S. government
agencies and authorities	$ -	$ -	$ 8,668	$ (108)	$ 8,668	$ (108)
States, municipalities
and political subdivisions	161,999	(1,704)	96,266	(836)	258,265	(2,540)
Foreign governments	59,211	(2,179)	433,733	(4,434)	492,944	(6,613)
All other corporate	439,242	(10,485)	2,765,239	(79,657)	3,204,481	(90,142)
Total fixed maturities	$ 660,452	$ (14,368)	$ 3,303,906	$ (85,035)	$ 3,964,358	$ (99,403)

	Duration by maturity of unrealized loss at December 31, 2007
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities
Due in one year or less	$ 22,635	$ (144)	$ 336,605	$ (1,122)	$ 359,240	$ (1,266)
Due in one year through
five years	119,785	(2,923)	810,658	(14,498)	930,443	(17,421)
Due in five years through
ten years	204,084	(3,592)	772,000	(30,318)	976,084	(33,910)
Due after ten years	274,221	(7,226)	274,652	(20,796)	548,873	(28,022)
Mortgage-backed securities	39,727	(483)	1,109,991	(18,301)	1,149,718	(18,784)
Total fixed maturities	$ 660,452	$ (14,368)	$ 3,303,906	$ (85,035)	$ 3,964,358	$ (99,403)

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position as of December 31, 2007 were $3,964.4 million and $99.4 million, respectively. There were no material concentrations of unrealized losses by issuer, security type or industry within the fixed maturity portfolio. The $14.4 million of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were generally comprised of highly rated government, municipal and corporate bonds and the losses were primarily the result of widening credit spreads during the latter part of the year. Of these unrealized losses, $11.9 million were related to securities that were rated investment grade or better by at least one nationally recognized statistical rating organization. The $85.0 million of unrealized losses related to fixed maturity securities in an unrealized loss position for more than one year also related primarily to highly rated government, municipal and corporate bonds and were the result of widening credit spreads during the latter part of the year. Of these unrealized losses, $80.2 million related to securities that were rated investment grade or better by at least one nationally recognized statistical rating organization.

The Company, given the size of its investment portfolio and capital position, has the ability to hold these securities until recovery of market value. In addition, all securities currently in an unrealized loss position are current with respect to principal and interest payments.

The tables below display the aggregate market value and gross unrealized depreciation of fixed maturity securities, by investment category and maturity category by length of time that individual securities had been in a continuous unrealized loss position for the period indicated:

	Duration by security type of unrealized loss at December 31, 2006
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities
U.S. government
agencies and authorities	$ 13,150	$ (39)	$ 175,170	$ (3,799)	$ 188,320	$ (3,838)
States, municipalities
and political subdivisions	94,242	(363)	500,006	(4,857)	594,248	(5,220)
Foreign governments	631,035	(7,293)	136,421	(2,870)	767,456	(10,163)
All other corporate	1,087,398	(14,162)	2,998,379	(89,378)	4,085,777	(103,540)
Total fixed maturities	$ 1,825,825	$ (21,857)	$ 3,809,976	$ (100,904)	$ 5,635,801	$ (122,761)

	Duration by maturity of unrealized loss as of December 31, 2006
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities
Due in one year or less	$ 121,653	$ (492)	$ 389,813	$ (2,653)	$ 511,466	$ (3,145)
Due in one year through
five years	745,692	(5,200)	1,078,492	(23,963)	1,824,184	(29,163)
Due in five years through
ten years	493,717	(9,961)	938,054	(29,593)	1,431,771	(39,554)
Due after ten years	182,906	(4,432)	207,747	(11,641)	390,653	(16,073)
Mortgage-backed securities	281,857	(1,772)	1,195,870	(33,054)	1,477,727	(34,826)
Total fixed maturities	$ 1,825,825	$ (21,857)	$ 3,809,976	$ (100,904)	$ 5,635,801	$ (122,761)

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position as of December 31, 2006 were $5,635.8 million and $122.8 million, respectively. There were no material concentrations of unrealized losses by issuer, security type or industry within the fixed maturity portfolio. The $21.9 million of unrealized losses related to fixed maturity securities that had been in an unrealized loss position for less than one year were generally comprised of highly rated government, municipal and corporate bonds and the losses were primarily the result of interest rates being higher than when the securities were purchased. Of these unrealized losses, $20.6 million were related to securities that were rated investment grade or better by at least one nationally recognized statistical rating organization. The $100.9 million of unrealized losses related to fixed maturity securities in an unrealized loss position for more than one year also related primarily to highly rated government, municipal and corporate bonds and the losses were the result of interest rates being higher than when the securities were purchased. Of these unrealized losses, $94.8 million were related to securities that were rated investment grade or better by at least one nationally recognized statistical rating organization.

The components of net investment income are presented in the table below for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2007	2006	2005
Fixed maturities	$ 496,599	$ 508,524	$ 496,959
Equity securities	25,769	22,281	16,582
Short-term investments	100,315	56,845	20,128
Other investment income	69,985	60,702	14,591
Total gross investment income	692,668	648,352	548,260
Interest credited and other expense	(10,276)	(18,974)	(25,427)
Total net investment income	$ 682,392	$ 629,378	$ 522,833

Other investment income for 2007, 2006 and 2005 primarily consists of income earned on limited partnership investments of $59.2 million, $54.7 million and $11.5 million, respectively.

The Company had contractual commitments to invest up to an additional $346.6 million in limited partnerships at December 31, 2007. These commitments will be funded when called in accordance with the partnership agreements, which have investment periods that expire, unless extended, through 2014.

The components of net realized capital gains (losses) are presented in the table below:

	Years Ended December 31,
(Dollars in thousands)	2007	2006	2005
Fixed maturities	$ (14,309)	$ 12,790	$ 77,242
Equity securities	100,574	22,280	13,043
Other invested assets	13	-	-
Short-term investments	5	(3)	(1)
Total	$ 86,283	$ 35,067	$ 90,284

Proceeds from sales of fixed maturity investments during 2007, 2006 and 2005 were $275.6 million, $182.9 million and $1,420.3 million, respectively. Gross gains of $2.6 million, $14.9 million and $89.6 million and gross losses of $16.9 million, $2.1 million and $5.3 million were realized on those fixed maturity sales during 2007, 2006 and 2005, respectively. Proceeds from sales of equity security investments during 2007, 2006 and 2005 were $1,547.1 million, $281.1 million and $218.0 million, respectively. Gross gains of $45.9 million, $34.1 million and $16.6 million and gross losses of $22.0 million, $11.8 million and $3.6 million were realized on those equity sales during 2007, 2006 and 2005, respectively.

Effective January 1, 2007, the Company adopted and implemented FAS 159 for its actively managed equity securities. Accordingly, for the year ended December 31, 2007, the Company recorded $76.6 million of net realized gains from fair value adjustments in its consolidated statements of operations and comprehensive income (loss).

Included in net realized capital gains for 2007, 2006 and 2005 was $8.4 million, $13.3 thousand and $7.0 million, respectively, for write-downs in the value of securities deemed to be impaired on an other than temporary basis. The 2005 $7.0 million write-down was due to the impairment of the interest only strips in accordance with EITF 99-20.

Securities with a carrying value of $1,468.0 million at December 31, 2007 were on deposit with various state or governmental insurance departments in compliance with insurance laws.

3. RESERVE FOR LOSSES, LAE AND FUTURE POLICY BENEFIT RESERVE

Reserves for losses and LAE.

Activity in the reserve for losses and LAE is summarized for the periods indicated:

	At December 31,
(Dollars in thousands)	2007	2006
Gross reserves at January 1	$ 8,840,140	$ 9,126,702
Less reinsurance recoverables	(808,517)	(999,184)
Net reserves at January 1	8,031,623	8,127,518

Incurred related to:
Current year	2,341,595	2,298,805
Prior years	206,543	135,615
Total incurred losses and LAE	2,548,138	2,434,420

Paid related to:
Current year	452,209	522,711
Prior years	1,915,358	2,116,935
Total paid losses and LAE	2,367,567	2,639,646

Foreign exchange/translation adjustment	120,889	109,331

Net reserves at December 31	8,333,083	8,031,623
Plus reinsurance recoverables	707,523	808,517
Gross reserves at December 31	$ 9,040,606	$ 8,840,140

Gross loss and LAE reserves were $9,040.6 million at December 31, 2007 and $8,840.1 million at December 31, 2006. The increase in 2007 was primarily attributable to the strengthening of asbestos reserves. The decrease in 2006 was primarily attributable to the payment of 2005 catastrophe losses, which were included in the January 1, 2006 reserve balances, and a decrease in earned premiums.

Reinsurance receivables for both paid and unpaid losses were $666.2 million at December 31, 2007 and $772.8 million at December 31, 2006. At December 31, 2007, $176.1 million, or 26.4%, was receivable from Transatlantic Reinsurance Company (“Transatlantic”); $152.1 million, or 22.8%, was receivable from Founders Insurance Company Limited (“Founders”) for which the Company has established a $151.4 million provision for uncollectible reinsurance; $100.0 million, or 15.0%, was receivable from Continental Insurance Company (“Continental”), which is partially collateralized by funds held; $54.6 million, or 8.2%, was receivable from Munich Reinsurance Company (“Munich Re”); $45.4 million, or 6.8%, was receivable from LM Property and Casualty Insurance Company (“LM”), whose obligations are guaranteed by The Prudential Insurance Company of America (“The Prudential”); $38.5 million, or 5.8%, was receivable from Ace Property and Casualty Insurance Company (“Ace”) and $37.7 million, or 5.7%, was receivable from Berkley Insurance Company (“Berkley”). No other retrocessionaire accounted for more than 5% of reinsurance receivables.

The Company continues to receive claims under expired insurance and reinsurance contracts, asserting injuries and/or damages relating to or resulting from environmental pollution and hazardous substances, including asbestos. Environmental claims typically assert liability for (a) the mitigation or remediation of environmental contamination or (b) bodily injury or property damage caused by the release of hazardous substances into the land, air or water. Asbestos claims typically assert liability for bodily injury from exposure to asbestos or for property damage resulting from asbestos or products containing asbestos.

The Company’s reserves include an estimate of the Company’s ultimate liability for A&E claims. The Company’s A&E liabilities emanate from Mt. McKinley’s direct insurance business and Everest Re’s assumed reinsurance business. All of the contracts of insurance and reinsurance under which the Company has received claims during the past three years expired more than 20 years ago. There are significant uncertainties surrounding the Company’s reserves for its A&E losses.

The following table summarizes incurred losses all of which represent adverse loss reserve development with respect to A&E reserves gross and net of reinsurance for the periods indicated:

	At December 31,
(Dollars in thousands)	2007	2006
Gross basis:
Beginning of period reserves	$ 650,134	$ 649,460
Incurred losses	405,000	113,400
Paid losses	(132,291)	(112,726)
End of period reserves	$ 922,843	$ 650,134

Net basis:
Beginning of period reserves	$ 511,412	$ 450,350
Incurred losses	387,534	106,595
Paid losses	(71,562)	(45,533)
End of period reserves	$ 827,384	$ 511,412

At December 31, 2007, the gross reserves for A&E losses were comprised of $144.5 million representing case reserves reported by ceding companies, $147.1 million representing additional case reserves established by the Company on assumed reinsurance claims, $148.2 million representing case reserves established by the Company on direct excess insurance claims, including Mt. McKinley and $483.0 million representing IBNR reserves.

With respect to asbestos only, at December 31, 2007, the Company had gross asbestos loss reserves of $858.8 million, of which $585.3 million was for assumed business and $273.5 million was for direct excess business.

In response to its recent asbestos experience, and in view of industry asbestos experience, the Company completed a detailed study of its experience and its cedants’ exposures and also considered recent industry trends. The Company’s Claims Department undertook a contract by contract analysis of its direct business and projected those findings to its assumed reinsurance business. The Company’s actuaries utilized nine methodologies to project potential ultimate liabilities including projections based on internal data and assessments, extrapolations of non-public and publicly available data for the Company’s cedants and benchmarking against industry data and experience. As a result of this study, the Company increased its gross asbestos reserves by $325.0 million effective December 31, 2007. The Company has not experienced significant claims activity related to environmental exposures other than asbestos. Management believes that its A&E reserves make adequate provision for the Company’s ultimate liability, however, there can be no assurance that ultimate loss payments will not exceed such reserves, perhaps by a significant amount.

In connection with the acquisition of Mt. McKinley, which has significant exposure to A&E claims, LM provided reinsurance to Mt. McKinley covering 80% ($160.0 million) of the first $200.0 million of any adverse development of Mt. McKinley’s reserves as of September 19, 2000 and The Prudential guaranteed LM’s obligations to Mt. McKinley. Coverage under this reinsurance agreement was exhausted as of December 31, 2003.

Future Policy Benefit Reserve.

Activity in the reserve for future policy benefits is summarized for the periods indicated:

	At December 31,
(Dollars in thousands)	2007	2006
Balance at beginning of year	$ 100,962	$ 133,155
Liabilities assumed	168	292
Adjustments to reserves	2,414	2,967
Benefits paid in the current year	(25,127)	(35,452)
Balance at end of year	$ 78,417	$ 100,962

4. FAIR VALUE

Effective January 1, 2007, the Company adopted and implemented FAS 159 for its actively managed equity securities. In conjunction with the Company implementing a more active management strategy for these securities, FAS 159 provided guidance on accounting and presentation of these investments in the Company’s consolidated financial statements. Upon adoption of FAS 159, the Company recognized a $250.8 million cumulative-effect adjustment to retained earnings, net of $110.3 million of tax. The Company recorded $76.6 million net realized capital gains in the consolidated statements of operations and comprehensive income (loss) due to fair value re-measurement for the year ended December 31, 2007.

As a result of early FAS 159 adoption and implementation, the Company also adopted and implemented FAS 157. The following table presents the fair value measurement levels for all assets and liabilities, which the Company has recorded at fair value as of the period indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
(Dollars in thousands)	2007	(Level 1)	(Level 2)	(Level 3)

Assets:
Fixed maturities	$ 10,245,585	$ -	$ 9,977,607	$ 267,978
Equity securities, fair value	1,535,263	1,361,789	173,474	-
Equity securities, market value	24,694	14,797	9,897	-

Liabilities:
Equity index put options	$ 39,653	$ -	$ -	$ 39,653

The following table presents the fixed maturity investments for which fair value was measured under level 3 for the period indicated:

Fair Value
Measurements Using:
Significant
Unobservable
Inputs
(Dollars in thousands)	(Level 3)
Assets:
Beginning balance at December 31, 2006	$ 166,753
Total gains or (losses) (realized/unrealized)
Included in earnings (or changes in net assets)	(2,681)
Included in other comprehensive income	(84)
Purchases, issuances and settlements	103,990
Transfers in and/or (out) of Level 3	-
Ending balance at December 31, 2007	$ 267,978

The amount of total gains or losses for the period included in earnings (or changes in net assets)
attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$ -

The fixed maturities reflected as being valued under level 3 were valued by investment brokers for which the Company believes reflects fair value, but was unable to verify inputs to the valuation methodology.

The following table presents the equity index put options for which fair value was measured under level 3 for the period indicated:

Fair Value
Measurements Using:
Significant
Unobservable
Inputs
(Dollars in thousands)	(Level 3)
Liabilities:
Beginning balance at December 31, 2006	$ 37,529
Total (gains) or losses (realized/unrealized)
Included in earnings (or changes in net assets)	2,124
Included in other comprehensive income	-
Purchases, issuances and settlements	-
Transfers in and/or (out) of Level 3	-
Ending balance at December 31, 2007	$ 39,653

The amount of total gains or losses for the period included in earnings (or changes in net assets)
attributable to the change in unrealized gains or losses relating to liabilities still held at the reporting date	$ 2,124

Since there is no active market for these long dated options, their valuation was considered as level 3.

The Company sold six equity index put options based on the Standard & Poor’s 500 (“S&P 500”) index for total consideration, net of commissions, of $22.5 million. At December 31, 2007, fair value for these equity put options was $31.6 million. These contracts each have a single exercise date, with maturities ranging from 12 to 30 years and strike prices ranging from $1,141.21 to $1,540.63. No amounts will be payable under these contracts if the S&P 500 index is at or above the strike prices on the exercise dates, which fall between June 2017 and March 2031. If the S&P 500 index is lower than the strike price on the applicable exercise date, the amount due would vary proportionately with the percentage by which the index is below the strike price. Based on historical index volatilities and trends and the December 31, 2007 index value, the Company estimates the probability for each contract of the S&P 500 index falling below the strike price on the exercise date to be less than 5.4%. The theoretical maximum payouts under the contracts would occur if on each of the exercise dates the S&P 500 index value were zero. At December 31, 2007, the present value of these theoretical maximum payouts using a 6.0% discount factor was $226.0 million.

The Company sold one equity index put option based on the FTSE 100 index for total consideration, net of commissions, of $6.7 million. At December 31, 2007, fair value for this equity put option was $8.0 million. This contract has an exercise date of July 2020 and a strike price of £5,989.75. No amount will be payable under this contract if the FTSE 100 index is at or above the strike price on the exercise date. If the FTSE 100 index is lower than the strike price on the applicable exercise date, the amount due will vary proportionately with the percentage by which the index is below the strike price. Based on historical index volatilities and trends and the December 31, 2007 index value, the Company estimates the probability that the FTSE 100 index contract will fall below the strike price on the exercise date to be less than 9.7%. The theoretical maximum payout under the contract would occur if on the exercise date the FTSE 100 index value was zero. At December 31, 2007, the present value of the theoretical maximum payout using a 6.0% discount factor and current exchange rate was $31.5 million.

These equity index put options meet the definition of a derivative under FAS 133. The Company’s position in these contracts is unhedged. The Company recorded the change in fair value as net derivative expense in the consolidated statements of operations and comprehensive income (loss) of $2.1 million, $0.4 million and $2.6 million for the years ended December 31, 2007, 2006 and 2005, respectively.

As there is no active market for these instruments, the determination of their fair value is calculated using a broadly accepted option pricing model, Black-Scholes, which used the following inputs:

	At December 31, 2007
		Contract
	Contracts	based on
	based on	FTSE 100
	S & P 500 Index	Index

Equity index	1,468.4	6,456.9
Interest rate	5.30% to 5.62%	5.37%
Time to maturity	9.4 to 23.3 yrs	12.6 yrs
Volatility	24.7% to 26.4%	32.8%

5. CREDIT LINES

Effective July 27, 2007, Group, Bermuda Re and Everest International Reinsurance, Ltd. (“Everest International”) entered into a new five year, $850.0 million senior credit facility with a syndicate of lenders, replacing the December 8, 2004, senior credit facilities, which would have expired on December 8, 2007. Both the July 27, 2007 and December 8, 2004 senior credit facilities are referred to as the “Group Credit Facility”. Wachovia Bank is the administrative agent for the Group Credit Facility, which consists of two tranches. Tranche one provides up to $350.0 million of revolving credit for liquidity and general corporate purposes, and for the issuance of unsecured standby letters of credit. The interest on the revolving loans shall, at the Company’s option, be either (1) the Base Rate (as defined below) or (2) an adjusted LIBOR plus a margin. The Base Rate is the higher of (a) the prime commercial lending rate established by Wachovia Bank or (b) the Federal Funds Rate plus 0.5% per annum. The amount of margin and the fees payable for the Group Credit Facility depends on Group’s senior unsecured debt rating. Tranche two exclusively provides up to $500.0 million for the issuance of standby letters of credit on a collateralized basis.

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth. Minimum net worth is an amount equal to the sum of $3,575.4 million plus 25% of consolidated net income for each of Group’s fiscal quarters, for which statements are available ending on or after January 1, 2007 and for which consolidated net income is positive, plus 25% of any increase in consolidated net worth during such period attributable to the issuance of ordinary and preferred shares. As of December 31, 2007, the Company was in compliance with all Group Credit Facility covenants.

At December 31, 2007, $22.0 million and $288.0 million were used under tranche one and tranche two of the Group Credit Facility, respectively. At December 31, 2006, $185.4 million was used under tranche two of the Group Credit Facility.

Effective August 23, 2006, Holdings entered into a new five year, $150.0 million senior revolving credit facility with a syndicate of lenders, replacing the October 10, 2003 three year senior revolving credit facility, which expired on October 10, 2006. Both the August 23, 2006 and October 10, 2003 senior revolving credit agreements, which have similar terms, are referred to as the “Holdings Credit Facility”. Citibank N.A. is the administrative agent for the Holdings Credit Facility. The Holdings Credit Facility is used for liquidity and general corporate purposes. The Holdings Credit Facility provides for the borrowing of up to $150.0 million with interest at a rate selected by Holdings equal to either, (1) the Base Rate (as defined below) or (2) a periodic fixed rate equal to the Eurodollar Rate plus an applicable margin. The Base Rate means a fluctuating interest rate per annum in effect from time to time to be equal to the higher of (a) the rate of interest publicly announced by Citibank as its prime rate or (b) 0.5% per annum above the Federal Funds Rate, in each case plus the applicable margin. The amount of margin and the fees payable for the Holdings Credit Facility depends upon Holdings’ senior unsecured debt rating.

The Holdings Credit Facility requires Holdings to maintain a debt to capital ratio of not greater than 0.35 to 1 and Everest Re to maintain its statutory surplus at $1.5 billion plus 25% of future aggregate net income and 25% of future aggregate capital contributions after December 31, 2005. As of December 31, 2007, Holdings was in compliance with all Holdings Credit Facility covenants.

At December 31, 2007, $17.2 million was used under the Holdings Credit Facility. At December 31, 2006, there were no borrowings under the Holdings Credit Facility.

Interest expense and fees incurred in connection with the Group Credit Facility and the Holdings Credit Facility were $0.6 million, $0.4 million and $0.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.

6. SENIOR NOTES

On October 12, 2004, Holdings completed a public offering of $250.0 million principal amount of 5.40% senior notes due October 15, 2014. On March 14, 2000, Holdings completed public offerings of $200.0 million principal amount of 8.75% senior notes due March 15, 2010 and $250.0 million principal amount of 8.50% senior notes due and retired March 15, 2005.

Interest expense incurred in connection with these senior notes was $31.2 million, $31.1 million and $35.5 million for the years ended December 31, 2007, 2006 and 2005, respectively. Market value, which is based on quoted market price at December 31, 2007 and 2006 was $235.3 million and $248.1 million, respectively, for the 5.40% senior notes and $215.9 million and $219.8 million, respectively, for the 8.75% senior notes.

7. LONG TERM SUBORDINATED NOTES

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

Interest expense incurred in connection with these long term notes was $17.4 million for the year ended December 31, 2007. Market value, which is based on quoted market price at December 31, 2007, was $349.8 million for the 6.6% long term subordinated notes.

8. JUNIOR SUBORDINATED DEBT SECURITIES PAYABLE

On March 29, 2004, Holdings issued $329.9 million of 6.20% junior subordinated debt securities due March 29, 2034 to Everest Re Capital Trust II (“Capital Trust II”). Holdings may redeem the junior subordinated debt securities before their maturity at 100% of their principal amount plus accrued interest as of the date of redemption. The securities may be redeemed, in whole or in part, on one or more occasions at any time on or after March 30, 2009; or at any time, in whole, but not in part, within 90 days of the occurrence and continuation of a determination that the Trust may become subject to tax or the Investment Company Act.

On November 14, 2002, Holdings issued $216.5 million of 7.85% junior subordinated debt securities due November 15, 2032 to Everest Re Capital Trust (“Capital Trust”). Holdings redeemed all of the junior subordinated debt securities at 100% of their principal amount plus accrued interest on November 15, 2007.

Fair value, which is primarily based on quoted market price of the related trust preferred securities at December 31, 2007 and 2006, was $250.8 million and $316.3 million, respectively, for the 6.20% junior subordinated debt securities and $221.2 million for the 7.85% junior subordinated debt securities at December 31, 2006.

Interest expense incurred in connection with these junior subordinated notes was $35.3 million, $37.4 million and $37.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Capital Trust II is a wholly owned finance subsidiary of Holdings. Capital Trust was dissolved upon the completion of the redemption of the trust preferred securities on November 15, 2007.

Holdings considers that the mechanisms and obligations relating to the trust preferred securities, taken together, constitute a full and unconditional guarantee by Holdings of Capital Trust II’s payment obligations with respect to their trust preferred securities.

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

There are certain regulatory and contractual restrictions on the ability of Holdings’ operating subsidiaries to transfer funds to Holdings in the form of cash dividends, loans or advances. The insurance laws of the State of Delaware, where Holdings’ direct insurance subsidiaries are domiciled, require regulatory approval before those subsidiaries can pay dividends or make loans or advances to Holdings that exceed certain statutory thresholds. In addition, the terms of Holdings’ Credit Facility (discussed in Note 5) require Everest Re, Holdings’ principal insurance subsidiary, to maintain a certain statutory surplus level as measured at the end of each fiscal year. At December 31, 2007, $2,595.1 million of the $3,269.7 million in net assets of Holdings’ consolidated subsidiaries were subject to the foregoing regulatory restrictions.

9. LETTERS OF CREDIT

The Company has arrangements available for the issuance of letters of credit, which letters are generally collateralized by the Company’s cash and investments. The Company’s agreement with Citibank is a bilateral letter of credit agreement only. On November 6, 2007 the Citibank bilateral letter of credit agreement was decreased by $50.0 million to $300.0 million. All other terms of this agreement remain the same. The Company’s other facility, the Wachovia Group Credit Facility, involves a syndicate of lenders (see Note 5 of the Group Credit Facility), with Wachovia acting as administrative agent. The Citibank Holdings Credit Facility involves a syndicate of lenders (see Note 5 of the Holdings Credit Facility), with Citibank acting as administrative agent. At December 31, 2007 and 2006, letters of credit for $491.1 million and $460.0 million, respectively, were issued and outstanding. The letters of credit collateralize reinsurance obligations of the Company’s non-U.S. operations. The following table summarizes the Company’s letters of credit at December 31, 2007.

(Dollars in thousands)
Bank		Commitment	In Use	Date of Expiry
Citibank-Bilateral Letter of Credit Agreement		$ 300,000	$ 46,968	08/03/2008
			29,979	12/31/2008
			50,789	12/31/2010
			36,165	12/31/2011
Total Citibank Bilateral Agreement		$ 300,000	$ 163,901

Citibank Holdings Credit Facility		$ 150,000	$ 17,204	12/31/2008
Total Citibank Holdings Credit Facility		$ 150,000	$ 17,204

Wachovia Group Credit Facility	Tranche One	$ 350,000	$ 22,038	05/09/2008
	Tranche Two	500,000	287,995	12/31/2008
Total Wachovia Group Credit Facility		$ 850,000	$ 310,033

Total letters of credit		$ 1,300,000	$ 491,138

10. TRUST AGREEMENTS

Certain subsidiaries of Group, principally Bermuda Re, have established trust agreements, which effectively use the Company’s investments as collateral, as security for assumed losses payable to certain non-affiliated ceding companies. At December 31, 2007, the total amount on deposit in trust accounts was $115.5 million.

11. OPERATING LEASE AGREEMENTS

The future minimum rental commitments, exclusive of cost escalation clauses, at December 31, 2007 for all of the Company’s operating leases with remaining non-cancelable terms in excess of one year are as follows:

(Dollars in thousands)
2008	$ 8,509
2009	8,248
2010	8,088
2011	2,016
2012	1,660
Thereafter	3,453
Net commitments	$ 31,974

All of these leases, the expiration terms of which range from 2008 to 2017, are for the rental of office space. Rental expense was $9.9 million, $8.5 million and $7.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

12. INCOME TAXES

Under Bermuda law, no income or capital gains taxes are imposed on Group and its Bermuda subsidiaries. The Minister of Finance of Bermuda has also assured Group and its Bermuda subsidiaries that, pursuant to The Exempted Undertakings Tax Protection Act of 1966, they will be exempt until 2016 from imposition of any such taxes.

All the income of Group’s U.S. subsidiaries is subject to the applicable federal, foreign, state and local taxes on corporations. Additionally, the income of foreign branches of the Company’s insurance operating companies, in particular the UK branch of Bermuda Re, is subject to various income taxes. The provision for income taxes in the consolidated statements of operations and comprehensive income (loss) has been determined in accordance with the individual income of each entity and the respective applicable tax laws. The provision reflects the permanent differences between financial and taxable income relevant to each entity. The significant components of the provision are as follows for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2007	2006	2005
Current tax:
U.S.	$ 147,271	$ 132,685	$ (17,592)
Foreign	73,094	43,439	25,919
Total current tax	220,365	176,124	8,327
Total deferred U.S. tax benefit	(31,684)	(25,202)	(70,581)
Total income tax expense (benefit)	$ 188,681	$ 150,922	$ (62,254)

The weighted average expected tax provision has been calculated using the pre-tax income (loss) in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. Reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate for the periods indicated is provided below:

	Years Ended December 31,
(Dollars in thousands)	2007	2006	2005
Expected tax provision at applicable statutory rates	$ 230,288	$ 197,277	$ (10,137)
Increase in taxes resulting from:
Tax exempt income	(60,973)	(61,350)	(57,935)
Dividend received deduction	(4,283)	(3,515)	(3,488)
Proration	9,775	9,716	9,198
Other	13,874	8,794	108
Total income tax provision	$ 188,681	$ 150,922	$ (62,254)

Deferred income taxes reflect the tax effect of the temporary differences between the value of assets and liabilities for financial statement purposes and such values as measured by the U.S. tax laws and regulations. The principal items making up the net deferred income tax asset are as follows for the periods indicated:

	At December 31,
(Dollars in thousands)	2007	2006
Deferred tax assets:
Reserve for losses and LAE	$ 265,022	$ 255,328
Unearned premium reserve	65,235	72,342
Impairments	1,405	-
Deferred compensation	14,920	15,631
AMT Credits	28,054	35,414
Foreign tax credit carryforwards	48,510	64,576
Uncollectible reinsurance	58,658	35,306
Pension	3,531	9,635
Other assets	20,867	19,645
Total deferred tax assets	506,202	507,877

Deferred tax liabilities:
Deferred acquisition costs	81,325	84,123
Investments	5,169	5,122
Net unrealized appreciation of investments	60,103	173,593
Fair value adjustments	90,359	-
Foreign currency translation	31,345	15,123
Other liabilities	10,076	9,869
Total deferred tax liabilities	278,377	287,830

Net deferred tax assets	$ 227,825	$ 220,047

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company did not recognize any increase in the liability for unrecognized tax benefits, and therefore did not need to account for any such increase as a reduction to the January 1, 2007, balance of retained earnings. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Dollars in thousands)
Balance at January 1, 2007	$ 13,800
Additions based on tax positions related to the current year	4,423
Additions for tax positions of prior years	10,909
Reductions for tax positions of prior years	-
Settlements with taxing authorities	-
Lapses of applicable statutes of limitations	-

Balance at December 31, 2007	$ 29,132

The entire amount of the unrecognized tax benefits would affect the effective tax rate if recognized.

In 2007, the Internal Revenue Service (“IRS”) completed its examination of the Company’s consolidated U.S. income tax returns for 2003 and 2004 and issued an examination report proposing various adjustments. The Company has submitted a formal protest and believes that it has a strong chance of prevailing on the issues involved. With few exceptions, the Company no longer is subject to U.S. federal, state and local or foreign income tax examinations by tax authorities for years before 2003.

The Company recognizes accrued interest related to unrecognized tax benefits and penalties in income taxes. During the year ended December 31, 2007, the Company accrued and recognized approximately $6.0 million in interest and penalties.

The Company is not aware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date.

For U.S. income tax purposes the Company has foreign tax credit carryforwards of $48.5 million that begin to expire in 2014. In addition, for U.S. income tax purposes the Company has $28.1 million of Alternative Minimum Tax credits that do not expire. Management believes that it is more likely than not that the Company will realize the benefits of its net deferred tax assets and accordingly, no valuation allowance has been recorded for the periods presented.

Tax benefits of $5.2 million and $5.8 million related to share-based compensation deductions for 2007 and 2006, respectively, are reflected in the change in shareholders’ equity in “additional paid-in capital”.

13. REINSURANCE

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

Premiums written and earned and incurred losses and LAE are comprised of the following for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2007	2006	2005
Written premiums:
Direct	$ 851,347	$ 933,488	$ 992,322
Assumed	3,226,223	3,067,382	3,116,240
Ceded	(158,129)	(125,156)	(136,521)
Net written premiums	$ 3,919,441	$ 3,875,714	$ 3,972,041

Premiums earned:
Direct	$ 922,005	$ 996,196	$ 1,059,069
Assumed	3,213,140	2,999,154	3,040,393
Ceded	(137,647)	(142,197)	(136,369)
Net premiums earned	$ 3,997,498	$ 3,853,153	$ 3,963,093

Incurred losses and LAE:
Direct	$ 793,436	$ 760,115	$ 832,046
Assumed	1,869,394	1,783,823	2,987,512
Ceded	(114,692)	(109,518)	(95,241)
Net incurred losses and LAE	$ 2,548,138	$ 2,434,420	$ 3,724,317

The amounts deducted from losses and LAE incurred for net reinsurance recoveries were $114.7 million, $109.5 million and $95.2 million for the years ended December 31, 2007, 2006 and 2005, respectively, see also Note 3.

14. COMPREHENSIVE INCOME (LOSS)

The following table presents the components of comprehensive income (loss) for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2007	2006	2005

Net income (loss)	$ 839,275	$ 840,828	$ (218,667)
Other comprehensive income (loss), before tax:
Unrealized gains on securities arising during the period	107,640	166,739	12,497
Less: reclassification adjustment for realized gains
included in net income (loss)	(86,283)	(35,067)	(90,284)
Foreign currency translation adjustments	49,132	58,908	(26,026)
Pension	17,443	-	(4,422)
Other comprehensive income (loss), before tax	87,932	190,580	(108,235)

Income tax expense related to items of other comprehensive
income (loss):
Tax expense from unrealized gains arising during the period	(24,130)	(55,554)	(22,772)
Tax benefit from realized gains included in net income	23,952	12,155	22,803
Tax expense from foreign currency translation	(16,222)	(4,764)	(935)
Tax (expense) benefit from pension	(6,105)	-	1,548
Total income tax (expense) benefit related to items of other
comprehensive income (loss):	(22,505)	(48,163)	644
Other comprehensive income (loss), net of tax	65,427	142,417	(107,591)
Comprehensive income (loss)	$ 904,702	$ 983,245	$ (326,258)

The following table shows the components of the change in accumulated other comprehensive income for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2007	2006

Beginning balance of unrealized gains on securities	$ 302,856	$ 214,583
Current period change in unrealized gains on securities	21,179	88,273
Adjustment to initially apply FAS No. 159, net of tax	(250,815)	-
Ending balance of unrealized gains on securities	73,220	302,856

Beginning balance of foreign currency translation adjustments	63,581	9,437
Current period change in foreign currency translation adjustments	32,910	54,144
Ending balance of foreign currency translation adjustments	96,491	63,581

Beginning balance of pension	(17,894)	(2,874)
Current period change in pension	11,338	-
Adjustment to initially apply FAS No. 158, net of tax	-	(15,020)
Ending balance of pension	(6,556)	(17,894)

Ending balance of accumulated other comprehensive income	$ 163,155	$ 348,543

15. EMPLOYEE BENEFIT PLANS

Defined Benefit Pension Plans.

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

Although not required to make contributions under IRS regulations, the Company contributed $3.6 million and $22.8 million to the qualified plan in 2007 and 2006, respectively. Pension expense for the Company’s plans for the years ended December 31, 2007, 2006 and 2005 was $6.4 million, $9.2 million and $6.9 million, respectively.

The following table summarizes the status of these defined benefit plans for U.S. employees for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2007	2006
Change in projected benefit obligation:
Benefit obligation at beginning of year	$ 92,443	$ 81,269
Service cost	5,096	5,089
Interest cost	5,263	4,890
Actuarial (gain) loss	(10,979)	1,977
Benefits paid	(1,178)	(782)
Projected benefit obligation at end of year	90,645	92,443

Change in plan assets:
Fair value of plan assets at beginning of year	69,796	43,609
Actual return on plan assets	10,550	4,510
Actual contributions during the year	3,914	22,859
Administrative expenses paid	(119)	(400)
Benefits paid	(1,178)	(782)
Fair value of plan assets at end of year	82,963	69,796

Funded status at end of year	$ (7,682)	$ (22,647)

Amounts recognized in the consolidated balance sheets for the periods indicated:

	At December 31,
(Dollars in thousands)	2007	2006

Other assets (due beyond one year)	$ 14,133	$ 1,652
Other liabilities (due within one year)	(1,468)	(1,595)
Other liabilities (due beyond one year)	(20,347)	(22,704)
Net amount recognized in the consolidated balance sheets	$ (7,682)	$ (22,647)

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income for the periods indicated:

	At December 31,
(Dollars in thousands)	2007	2006
Prior service cost	$ (367)	$ (493)
Accumulated loss	(8,873)	(26,169)
Accumulated other comprehensive loss	$ (9,240)	$ (26,662)

Change in accumulated other comprehensive income due to application of FAS 158
Additional minimum liability (before FAS 158)		(5,042)
Intangible asset offset (before FAS 158)		620
Accumulated other comprehensive income (before FAS 158)		(4,422)
Net decrease in accumulated other comprehensive income due to FAS 158		$ (22,240)

Other changes in other comprehensive income for the year ended December 31, 2007 are as follows:

(Dollars in thousands)
Other comprehensive loss at December 31, 2006	$ (26,662)
Net gain arising during period	15,871

Recognition of amortizations in net period benefit cost:
Prior service cost	126
Actuarial loss	1,425
Other comprehensive loss at December 31, 2007	$ (9,240)

Net periodic benefit cost for U.S. employees included the following components for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2007	2006	2005
Service cost	$ 5,096	$ 5,089	$ 3,873
Interest cost	5,263	4,890	4,036
Expected return on assets	(5,538)	(3,549)	(3,032)
Amortization of actuarial loss from earlier periods	1,425	2,633	1,923
Amortization of unrecognized prior service cost	126	127	127
Net periodic benefit cost	$ 6,372	$ 9,190	$ 6,927

Other changes recognized in other comprehensive income:
Other comprehensive income attributable to change from prior year	(17,422)

Total recognized in net periodic benefit cost and other
comprehensive income	$ (11,050)

The estimated transition obligation, actuarial loss and prior service cost that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next year are $0, $230 thousand and $51 thousand, respectively.

The weighted average discount rates used to determine net periodic benefit cost for 2007 and 2006 were 5.94% and 5.50%, respectively. The rate of compensation increase used to determine the net periodic benefit cost for

2007 and 2006 was 4.50%. The expected long-term rate of return on plan assets for 2007 and 2006 was 8.0% and was based on expected portfolio returns and allocations.

The weighted average discount rates used to determine the actuarial present value of the projected benefit obligation for year end 2007 and 2006 were 6.55% and 5.94%, respectively.

The following table summarizes the accumulated benefit obligation for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2007	2006
Qualified Plan	$ 53,693	$ 51,937
Non-qualified Plan	16,130	15,602
Total	$ 69,823	$ 67,539

The following table displays the plans with projected benefit obligations in excess of plan assets for the periods indicated:

At December 31,
(Dollars in thousands)	2007	2006
Qualified Plan
Projected benefit obligation	NA	NA
Fair value of plan assets	NA	NA
Non-qualified Plan
Projected benefit obligation	$ 21,815	$ 24,299
Fair value of plan assets	-	-

The following table displays the plans with accumulated benefit obligations in excess of plan assets for the periods indicated:

At December 31,
(Dollars in thousands)	2007	2006
Qualified Plan
Projected benefit obligation	NA	NA
Accumulated benefit obligation	NA	NA
Fair value of plan assets	NA	NA
Non-qualified Plan
Projected benefit obligation	$ 21,815	$ 24,299
Accumulated benefit obligation	16,130	15,602
Fair value of plan assets	-	-

The following table displays the expected benefit payments in the periods indicated:

(Dollars in thousands)
2008	$ 2,723
2009	4,701
2010	4,732
2011	5,110
2012	5,892
Next 5 years	33,827

The asset allocation percentages for the qualified benefit plan, by asset category, for the periods indicated:

	At December 31,
Asset Category:	2007	2006
Equity securities	64.90%	59.20%
Debt securities	29.50%	11.50%
Other	5.60%	29.30%
Total	100.00%	100.00%

Plan assets consist of shares in investment trusts with approximately 65%, 30% and 5% of the underlying assets consisting of equity securities, fixed maturities and cash, respectively. The Company manages the qualified plan investments for U.S. employees. The assets in the plan consist of debt and equity mutual funds. Due to the long term nature of the plan, the target asset allocation consists of 70% equities and 30% bonds.

The Company expects to contribute approximately $2.4 million in 2008 to the qualified plan.

Defined Contribution Plans.

The Company also maintains both qualified and non-qualified defined contribution plans (“Savings Plan” and “Non-Qualified Savings Plan”, respectively) covering U.S. employees. Under the plans, the Company contributes up to a maximum 3% of the participants’ compensation based on the contribution percentage of the employee. The Non-Qualified Savings Plan provides compensating savings plan benefits for participants whose benefits have been curtailed under the Savings Plan due to Internal Revenue Code limitations. The Company’s incurred expenses related to these plans were $1.2 million in 2007 and $1.0 million in 2006 and 2005.

In addition, the Company maintains several defined contribution pension plans covering non-U.S. employees. Each non-U.S. office (Canada, London, Belgium, Singapore and Bermuda) maintains a separate plan for the non-U.S. employees working in that location. The Company contributes various amounts based on salary, age and/or years of service. The contributions as a percentage of salary for the branch offices range from 4% to 19%. The contributions are generally used to purchase pension benefits from local insurance providers. The Company’s incurred expenses related to these plans were $0.7 million, $0.6 million and $0.5 million for 2007, 2006 and 2005, respectively.

Post-Retirement Plan.

The Company sponsors the Retiree Health Plan. This plan provides healthcare benefits for eligible retired employees (and their eligible dependants), who have elected coverage. The Company currently anticipates that most covered employees will become eligible for these benefits if they retire while working for the Company. The cost of these benefits is shared with the retiree. The Company accrues the post-retirement benefit expense during the period of the employee’s service.

A healthcare inflation rate for pre-Medicare claims of 9% in 2007 was assumed to decrease one percentage point annually to 5% in 2011 and then remain at that level. A healthcare inflation rate for post-Medicare claims of 5% in 2007 was assumed to remain at that level.

Effective December 31, 2007, the healthcare inflation rate for pre-Medicare claims is 9% in 2008, decreasing gradually to 5% in 2015. The healthcare inflation rate for post-Medicare claims is 7% in 2008, decreasing gradually to 5% in 2015.

Changes in the assumed healthcare cost trend can have a significant effect on the amounts reported for the healthcare plans. A one percent change in the rate would have the following effects on:

(Dollars in thousands)	Percentage Point Increase ($ Impact)	Percentage Point Decrease ($ Impact)
a. Effect on total service and interest cost components	$ 272	$ (211)
b. Effect on accumulated post-retirement benefit obligation	1,857	(1,483)

Benefit expense for this plan for the years ended December 31, 2007, 2006 and 2005 was $1.2 million, $1.1 million and $0.9 million, respectively.

The following table summarizes the status of this plan for the periods indicated:

	At December 31,
(Dollars in thousands)	2007	2006
Change in projected benefit obligation:
Benefit obligation at beginning of year	$ 8,780	$ 8,582
Service cost	663	631
Interest cost	536	464
Actuarial (gain) loss	(1)	(794)
Benefits paid	(146)	(103)
Benefit obligation at end of year	9,832	8,780

Change in plan assets:
Fair value of plan assets at beginning of year	-	-
Employer contributions	146	103
Benefits paid	(146)	(103)
Fair value of plan assets at end of year	-	-

Funded status at end of year	$ (9,832)	$ (8,780)

Amounts recognized in the consolidated balance sheets for the periods indicated:

	At December 31,
(Dollars in thousands)	2007	2006
Other liabilities (due within one year)	$ (144)	$ (117)
Other liabilities (due beyond one year)	(9,688)	(8,663)
Net amount recognized in the consolidated balance sheets	$ (9,832)	$ (8,780)

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income for the periods indicated:

	At December 31,
(Dollars in thousands)	2007	2006
Accumulated other comprehensive loss	$ (848)	$ (867)

Net decrease in accumulated other comprehensive income due to FAS 158		$ (867)

Other changes in other comprehensive income for the year ended December 31, 2007 are as follows:

(Dollars in thousands)
Other comprehensive loss at December 31, 2006	$ (867)
Net gain arising during period	1

Recognition of amortizations in net period benefit cost:
Actuarial loss	18
Other comprehensive loss at December 31, 2007	$ (848)

Net periodic benefit cost included the following components for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2007	2006	2005
Service cost	$ 663	$ 631	$ 490
Interest cost	536	464	408
Net loss recognition	18	50	29
Net periodic cost	$ 1,217	$ 1,145	$ 927

Other changes recognized in other comprehensive income:
Other comprehensive gain attributable to change from prior year	(19)

Total recognized in net periodic benefit cost and
other comprehensive income	$ 1,198

There will be no estimated transition obligation, actuarial loss and prior service cost that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year.

The weighted average discount rates used to determine net periodic benefit cost for 2007 and 2006 were 5.94% and 5.50%, respectively.

The weighted average discount rates used to determine the actuarial present value of the projected benefit obligation at year end 2007 and 2006 were 6.55% and 5.94%, respectively.

The following table summarizes the benefit obligation for the post-retirement plan for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2007	2006
Post-retirement Plan	$ 9,832	$ 8,780

The following table displays the expected benefit payments in the years indicated:

(Dollars in thousands)
2008	$ 144
2009	208
2010	279
2011	350
2012	419
Next 5 years	3,404

16. DIVIDEND RESTRICTIONS AND STATUTORY FINANCIAL INFORMATION

Dividend Restrictions.

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

Under Bermuda law, Bermuda Re is prohibited from declaring or making payment of a dividend if it fails to meet its minimum solvency margin or minimum liquidity ratio. As a long-term insurer, Bermuda Re is also unable to declare or pay a dividend to anyone who is not a policyholder unless, after payment of the dividend, the value of the assets in its long-term business fund, as certified by its approved actuary, exceeds its liabilities for long-term business by at least the $250,000 minimum solvency margin. Prior approval of the Bermuda Monetary Authority is required if Bermuda Re’s dividend payments would reduce its prior year-end total statutory capital by 15% or more.

Delaware law provides that an insurance company which is a member of an insurance holding company system and is domiciled in the state shall not pay dividends without giving prior notice to the Insurance Commissioner of Delaware and may not pay dividends without the approval of the Insurance Commissioner if the value of the proposed dividend, together with all other dividends and distributions made in the preceding twelve months, exceeds the greater of (1) 10% of statutory surplus or (2) net income, not including realized capital gains, each as reported in the prior year’s statutory annual statement. In addition, no dividend may be paid in excess of unassigned earned surplus. At December 31, 2007, Everest Re had $309.6 million available for payment of dividends in 2008 without the need for prior regulatory approval.

Statutory Financial Information.

Everest Re prepares its statutory financial statements in accordance with accounting practices prescribed or permitted by the National Association of Insurance Commissioners (“NAIC”) and the Delaware Insurance Department. Prescribed statutory accounting practices are set forth in the NAIC Accounting Practices and Procedures Manual. The capital and statutory surplus of Everest Re was $2,886.6 million and $2,704.1 million at December 31, 2007 and 2006, respectively. The statutory net income of Everest Re was $673.1 million for the year ended December 31, 2007, the statutory net income was $298.7 million for the year ended December 31, 2006 and the statutory net loss was $26.9 million for the year ended December 31, 2005.

Bermuda Re prepares its statutory financial statements in conformity with the accounting principles set forth in Bermuda in The Insurance Act 1978, amendments thereto and related regulations. The statutory capital and surplus of Bermuda Re was $2,340.4 million and $1,889.9 million at December 31, 2007 and 2006, respectively. The statutory net income of Bermuda Re was $419.3 million and $429.8 million for the years ended December 31, 2007 and 2006, respectively, and the statutory net loss was $220.5 million for the year ended December 31, 2005.

17. CONTINGENCIES

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

In 1993 and prior, the Company had a business arrangement with The Prudential wherein, for a fee, the Company accepted settled claim payment obligations of certain property and casualty insurers, and, concurrently, became the owner of the annuity or assignee of the annuity proceeds funded by the property and casualty insurers specifically to fulfill these fully settled obligations. In these circumstances, the Company would be liable if The Prudential, which has an A+ (Superior) financial strength rating from A.M. Best Company (“A.M. Best”), were unable to make the annuity payments. The estimated cost to replace all such annuities for which the Company was contingently liable at December 31, 2007 and 2006 was $150.4 million and $150.5 million, respectively.

Prior to its 1995 initial public offering, the Company purchased annuities from an unaffiliated life insurance company with an A+ (Superior) financial strength rating from A.M. Best to settle certain claim liabilities of the Company. Should the life insurance company become unable to make the annuity payments, the Company would be liable for those claim liabilities. The estimated cost to replace such annuities at December 31, 2007 and 2006 were $21.7 million and $20.2 million, respectively.

18. SHARE-BASED COMPENSATION PLANS

The Company has a 2002 Stock Incentive Plan (“2002 Employee Plan”), a 1995 Stock Incentive Plan (“1995 Employee Plan”), a 2003 Non-Employee Director Equity Compensation Plan (“2003 Director Plan”) and a 1995 Stock Option Plan for Non-Employee Directors (“1995 Director Plan”). In addition, the Company has awarded options to non-employee directors in Board actions in 2001, 2000 and 1999. On January 1, 2002 the Company implemented FAS 123 and related interpretations for these plans and Board actions and on January 1, 2006 the Company implemented FAS 123(R).

Under the 2002 Employee Plan, 4,000,000 common shares have been authorized to be granted as share options, share awards or restricted share awards to officers and key employees of the Company. At December 31, 2007, there were 1,788,800 remaining shares available to be granted under the 2002 Employee Plan. The 2002 Employee Plan replaced the 1995 Employee Plan; therefore, no further awards will be granted under the 1995 Employee Plan. Under the 2003 Director Plan, 500,000 common shares have been authorized to be granted as share options or share awards to non-employee directors of the Company. At December 31, 2007 there were 470,000 remaining shares available to be granted under the 2003 Director Plan. Under the 1995 Director Plan, a

total of 50,000 common shares have been authorized to be granted as share options to non-employee directors of the Company. At December 31, 2007, there were 37,439 remaining shares available to be granted under the 1995 Director Plan.

Board actions in 2001, 2000 and 1999, which were not approved by shareholders, awarded options to non-employee directors. The Board actions were designed to award non-employee directors with the option to purchase common shares to increase their ownership interest in the Company of non-employee directors whose services are considered essential to the Company’s continued progress, to align such interests with those of the shareholders of the Company and to provide them with a further incentive to serve as directors to the Company. Under Board actions in 2001, 2000 and 1999; 40,000, 30,000 and 26,000 common shares were granted as share options to non-employee directors of the Company.

Options granted under the 2002 Employee Plan and the 1995 Employee Plan vest at the earlier of 20% per year over five years or upon the expiration of any applicable employment agreement, options granted under the 1995 Director Plan vest at 50% per year over two years and options granted under the 2003 Director Plan and the 2001, 2000 and 1999 Board actions vest at 33% per year over three years. All options are exercisable at fair market value of the stock at the date of grant and expire ten years after the date of grant. Restricted shares granted under the 2002 Employee Plan and the 1995 Employee Plan vest at the earlier of 20% per year over five years or upon the expiration of any applicable employment agreement and restricted shares granted under the 2003 Director Plan vest at 33% per year over three years.

For share options granted, nonvested shares granted and shares issued under the 2002 Employee Plan, the 1995 Employee Plan, the 2003 Director Plan and the 1995 Director Plan, share-based compensation expense recognized in the consolidated statements of operations and comprehensive income was $17.1 million for the year ended December 31, 2007. The corresponding income tax benefit recorded in the consolidated statements of operations and comprehensive income for share-based compensation was $3.8 million for the year ended December 31, 2007.

The fair value of each option award was estimated on the date of the grant using the Black-Scholes option valuation model. The following assumptions were used in calculating the fair value of the options for the periods indicated:

	Years Ended December 31,
	2007	2006	2005
Weighted-average volatility	26.45%	27.14%	27.66%
Weighted-average dividend yield	1.89%	0.95%	0.88%
Weighted-average expected term	6.42 years	6.33 years	6.70 years
Weighted-average risk-free rate	4.68%	4.62%	4.08%
Weighted-average forfeiture	11.50%	11.31%	10.22%

A summary of the option activity under the Company’s shareholder approved and non-approved plans as of December 31, 2007, 2006 and 2005 and changes during the year then ended is presented in the following tables:

Compensation plans approved by shareholders:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
(Dollars in thousands, except per share)		Exercise	Contractual	Intrinsic
Options	Shares	Price/Share	Term	Value
Outstanding at January 1, 2007	1,798,736	$ 64.79
Granted	371,550	99.09
Exercised	308,210	48.96
Forfeited/Cancelled/Expired	69,950	82.24
Outstanding at December 31, 2007	1,792,126	73.94	6.0	$ 46,981

Exercisable at December 31, 2007	1,074,406	61.81	4.5	$ 41,204

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
(Dollars in thousands, except per share)		Exercise	Contractual	Intrinsic
Options	Shares	Price/Share	Term	Value
Outstanding at January 1, 2006	2,236,078	$ 61.75
Granted	32,500	98.15
Exercised	405,572	48.08
Forfeited/Cancelled/Expired	64,270	81.23
Outstanding at December 31, 2006	1,798,736	64.79	5.8	$ 59,965

Exercisable at December 31, 2006	1,140,256	55.79	4.8	$ 48,261

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
(Dollars in thousands, except per share)		Exercise	Contractual	Intrinsic
Options	Shares	Price/Share	Term	Value
Outstanding at January 1, 2005	2,318,534	$ 53.82
Granted	323,000	95.35
Exercised	379,456	41.17
Forfeited/Cancelled/Expired	26,000	72.76
Outstanding at December 31, 2005	2,236,078	61.75	6.1	$ 86,319

Exercisable at December 31, 2005	1,170,953	49.10	4.8	$ 60,007

Compensation plans not approved by shareholders:

Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
(Dollars in thousands, except per share)		Exercise	Contractual	Intrinsic
Options	Shares	Price/Share	Term	Value
Outstanding at January 1, 2007	89,500	$ 36.62
Granted	-	-
Exercised	-	-
Forfeited/Cancelled/Expired	-	-
Outstanding at December 31, 2007	89,500	36.62	2.7	$ 5,686

Exercisable at December 31, 2007	89,500	36.62	2.7	$ 5,686

Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
(Dollars in thousands, except per share)		Exercise	Contractual	Intrinsic
Options	Shares	Price/Share	Term	Value
Outstanding at January 1, 2006	89,500	$ 36.62
Granted	-	-
Exercised	-	-
Forfeited/Cancelled/Expired	-	-
Outstanding at December 31, 2006	89,500	36.62	3.7	$ 5,503

Exercisable at December 31, 2006	89,500	36.62	3.7	$ 5,503

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
(Dollars in thousands, except per share)		Exercise	Contractual	Intrinsic
Options	Shares	Price/Share	Term	Value
Outstanding at January 1, 2005	96,000	$ 36.22
Granted	-	-
Exercised	6,500	30.63
Forfeited/Cancelled/Expired	-	-
Outstanding at December 31, 2005	89,500	36.62	4.7	$ 5,703

Exercisable at December 31, 2005	89,500	36.62	4.7	$ 5,703

The weighted-average grant-date fair value of options granted during the years 2007, 2006 and 2005 was $29.05, $32.92 and $32.34 per share, respectively. The aggregate intrinsic value (market price less exercise price) of options exercised during the years ended December 31, 2007, 2006 and 2005 was $17.0 million, $20.5 million and $19.7 million, respectively. The cash received from the exercised share options for the year ended December 31, 2007 was $15.1 million. The tax benefit realized from the options exercised for the year ended December 31, 2007 was $5.9 million.

The following table summarizes information about share options outstanding for the period indicated:

	At December 31, 2007
	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
	Number	Remaining	Average	Number	Average
Range of	Outstanding	Contractual	Exercise	Exercisable	Exercise
Exercise Prices	at 12/31/07	Life	Price	at 12/31/07	Price
$21.2551 - $31.8825	161,350	1.8	$ 27.26	161,350	$ 27.26
$31.8826 - $42.5100	16,000	0.6	37.41	16,000	37.41
$42.5101 - $53.1375	176,600	3.5	48.01	176,600	48.01
$53.1376 - $63.7650	241,800	4.4	55.60	241,800	55.60
$63.7651 - $74.3925	633,576	5.4	71.55	460,356	70.56
$74.3926 - $85.0200	-	0.0	-	-	-
$85.0201 - $95.6475	277,500	7.7	95.27	104,300	95.29
$95.6476 - $106.2750	374,800	9.1	99.02	3,500	99.02
	1,881,626	5.8	72.17	1,163,906	59.87

The following table summarizes the status of the Company’s nonvested shares and changes for the periods indicated:

	Years Ended December 31,
	2007		2006		2005
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
Restricted (nonvested) Shares	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Outstanding at January 1,	179,300	$ 87.66	217,820	$ 86.60	103,800	$ 73.23
Granted	79,500	99.02	15,000	91.41	138,500	94.11
Vested	49,510	84.97	53,520	84.38	24,480	72.46
Forfeited	20,700	90.43	-	-	-	-
Outstanding at December 31,	188,590	92.85	179,300	87.66	217,820	86.60

As of December 31, 2007, there was $9.7 million of total unrecognized compensation cost related to nonvested share-based compensation expense. That cost is expected to be recognized over a weighted-average period of 1.6 years. The total fair value of shares vested during the years ended December 31, 2007, 2006 and 2005, was $4.2 million, $4.5 million and $1.8 million, respectively. The tax benefit realized from the shares vested for the year ended December 31, 2007 was $0.7 million.

In addition to the 2002 Employee Plan, the 1995 Employee Plan, the 2003 Director Plan and the 1995 Director Plan, Group issued 1,991 common shares in 2007, 1,661 common shares in 2006 and 1,962 common shares in 2005 to the Company’s non-employee directors as compensation for their service as directors in 2007, 2006 and 2005, respectively. These issuances had aggregate values of approximately $206,000, $157,000 and $180,000, respectively.

Since its 1995 initial public offering, the Company has issued to certain key employees of the Company 397,000 restricted common shares, of which 40,660 restricted shares have been cancelled. The Company has issued to non-employee directors of the Company 17,500 restricted common shares, of which no restricted shares have been cancelled. The Company acquired 21,332, 21,595 and 10,645 common shares at a cost of $2.2 million, $2.1 million and $1.0 million in 2007, 2006 and 2005, respectively, from employees who chose to pay required withholding taxes with shares exercised under the share option grants or restricted shares, which became unrestricted. The Company acquired 328 common shares at a cost of $32,905 in 2005 from non-employee directors who chose to pay the option exercise price with shares.

19. RELATED-PARTY TRANSACTIONS

During the normal course of business, the Company, through its affiliates, engages in reinsurance and brokerage and commission business transactions with companies controlled by or affiliated with its outside directors. Such transactions, individually and in the aggregate, are not material to the Company’s financial condition, results of operations and cash flows.

20. SEGMENT REPORTING

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

Underwriting results include earned premium less losses and LAE incurred, commission and brokerage expenses and other underwriting expenses. Underwriting results are measured using ratios, in particular loss, commission and brokerage and other underwriting expense ratios, which, respectively, divide incurred losses, commissions and brokerage and other underwriting expenses by earned premium. The Company utilizes inter-affiliate reinsurance, although such reinsurance does not materially impact segment results, as business is generally reported within the segment in which the business was first produced.

The Company does not maintain separate balance sheet data for its operating segments. Accordingly, the Company does not review and evaluate the financial results of its operating segments based upon balance sheet data.

The following tables represent the relevant underwriting results for the operating segments for the periods indicated:

U.S. Reinsurance	Years Ended December 31,
(Dollars in thousands)	2007	2006	2005

Gross written premiums	$ 1,193,523	$ 1,336,728	$ 1,386,168
Net written premiums	1,183,076	1,331,677	1,383,690

Premiums earned	$ 1,282,888	$ 1,281,055	$ 1,396,133
Incurred losses and LAE	705,408	851,172	1,479,560
Commission and brokerage	327,188	298,111	358,101
Other underwriting expenses	33,280	24,946	23,981
Underwriting gain (loss)	$ 217,012	$ 106,826	$ (465,509)

U.S. Insurance	Years Ended December 31,
(Dollars in thousands)	2007	2006	2005

Gross written premiums	$ 885,604	$ 866,294	$ 932,469
Net written premiums	744,284	753,324	815,316

Premiums earned	$ 735,931	$ 761,685	$ 823,015
Incurred losses and LAE	556,375	519,904	530,781
Commission and brokerage	136,233	123,087	132,630
Other underwriting expenses	58,216	48,918	51,911
Underwriting (loss) gain	$ (14,893)	$ 69,776	$ 107,693

Specialty Underwriting	Years Ended December 31,
(Dollars in thousands)	2007	2006	2005

Gross written premiums	$ 270,081	$ 251,209	$ 314,630
Net written premiums	263,843	243,819	299,316

Premiums earned	$ 261,965	$ 244,501	$ 301,454
Incurred losses and LAE	173,264	163,925	317,917
Commission and brokerage	68,525	67,829	79,692
Other underwriting expenses	8,464	6,559	6,756
Underwriting gain (loss)	$ 11,712	$ 6,188	$ (102,911)

International	Years Ended December 31,
(Dollars in thousands)	2007	2006	2005

Gross written premiums	$ 805,872	$ 731,745	$ 706,584
Net written premiums	805,984	730,717	704,870

Premiums earned	$ 803,830	$ 719,475	$ 683,435
Incurred losses and LAE	501,900	382,839	574,653
Commission and brokerage	199,460	180,541	166,968
Other underwriting expenses	18,633	13,830	12,622
Underwriting gain (loss)	$ 83,837	$ 142,265	$ (70,808)

Bermuda	Years Ended December 31,
(Dollars in thousands)	2007	2006	2005

Gross written premiums	$ 922,490	$ 814,894	$ 768,711
Net written premiums	922,254	816,177	768,849

Premiums earned	$ 912,884	$ 846,437	$ 759,056
Incurred losses and LAE	611,191	516,580	821,406
Commission and brokerage	230,382	213,686	177,456
Other underwriting expenses	20,926	17,193	16,153
Underwriting gain (loss)	$ 50,385	$ 98,978	$ (255,959)

The following table reconciles the underwriting results for the operating segments to income before tax as reported in the consolidated statements of operations and comprehensive income for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2007	2006	2005
Underwriting gain (loss)	$ 348,053	$ 424,033	$ (787,494)
Net investment income	682,392	629,378	522,833
Net realized capital gains	86,283	35,067	90,284
Net derivative expense	(2,124)	(410)	(2,638)
Corporate expenses	(13,085)	(26,531)	(18,377)
Interest, fee and bond issue cost amortization expense	(91,561)	(69,899)	(74,413)
Other income (expense)	17,998	112	(11,116)
Income (loss) before taxes	$ 1,027,956	$ 991,750	$ (280,921)

The Company produces business in the U.S., Bermuda and internationally. The net income deriving from and assets residing in the individual foreign countries in which the Company writes business are not identifiable in the Company’s financial records. Based on written premium, the largest country, other than the U.S., in which the Company writes business, is the United Kingdom, with $479.8 million of written premium for the year ended December 31, 2007. No other country represented more than 5% of the Company’s revenues.

Approximately 14.7%, 17.2% and 17.8% of the Company’s gross written premiums in 2007, 2006 and 2005 respectively, were sourced through the Company’s largest intermediary.

21. UNAUDITED QUARTERLY FINANCIAL DATA

Summarized quarterly financial data for the periods indicated:

	December 31, 2007
(Dollars in thousands, except per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Operating data:
Gross written premiums	$ 1,016,767	$ 935,463	$ 1,074,673	$ 1,050,667
Net written premiums	989,877	918,536	1,055,529	955,499

Premiums earned	1,004,729	999,320	997,055	996,394
Net investment income	155,796	179,693	172,802	174,101
Net realized capital gain (loss)	40,892	91,774	18,579	(64,962)
Total claims and underwriting expenses	827,483	891,078	863,691	1,080,278
Net income	297,582	282,868	246,587	12,238

Net income per common share - basic	$ 4.64	$ 4.50	$ 3.93	$ 0.20
Net income per common share - diluted	$ 4.59	$ 4.45	$ 3.90	$ 0.19

	December 31, 2006
Operating data:	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Gross written premiums	$ 1,055,019	$ 910,373	$ 1,048,161	$ 987,317
Net written premiums	1,022,338	879,973	1,024,678	948,725

Premiums earned	1,021,790	893,332	958,343	979,688
Net investment income	145,026	153,333	147,470	183,549
Net realized capital gain	13,601	2,472	8,651	10,343
Total claims and underwriting expenses	965,459	783,685	796,759	909,748
Net income	168,396	220,403	245,678	206,351

Net income per common share - basic	$ 2.61	$ 3.41	$ 3.80	$ 3.18
Net income per common share - diluted	$ 2.57	$ 3.38	$ 3.76	$ 3.15

EVEREST RE GROUP, LTD.
SCHEDULE I — SUMMARY OF INVESTMENTS —
OTHER THAN INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 2007

Column A	Column B	Column C	Column D
			Amount
			Shown in
		Market	Balance
(Dollars in thousands)	Cost	Value	Sheet
Fixed maturities-available for sale
Bonds:
U.S. government and government agencies	$ 224,563	$ 231,621	$ 231,621
State, municipalities and political subdivisions	3,512,694	3,648,529	3,648,529
Foreign government securities	1,122,993	1,141,620	1,141,620
Foreign corporate securities	1,061,765	1,060,973	1,060,973
Public utilities	205,186	203,095	203,095
All other corporate bonds	2,335,961	2,315,938	2,315,938
Mortgage pass-through securities	1,636,537	1,627,236	1,627,236
Redeemable preferred stock	16,654	16,573	16,573
Total fixed maturities-available for sale	10,116,353	10,245,585	10,245,585
Equity securities - available for sale at market value	24,378	24,694	24,694
Equity securities - available for sale at fair value	1,535,263	1,535,263	1,535,263
Short-term investments	2,225,708	2,225,708	2,225,708
Other invested assets	651,898	654,355	654,355
Cash	250,567	250,567	250,567

Total investments and cash	$ 14,804,167	$ 14,936,172	$ 14,936,172

EVEREST RE GROUP, LTD.
SCHEDULE II — CONDENSED FINANCIAL INFORMATION
OF THE REGISTRANT CONDENSED BALANCE SHEETS

	December 31,
(Dollars in thousands, except par value per share)	2007	2006

ASSETS
Fixed maturities - available for sale, at market value
(amortized cost: 2007, $189,836; 2006, $174,466)	$ 187,151	$ 170,740
Equity securities - available for sale, at market value
(cost: 2007, $0; 2006, $179,762)	-	198,336
Short-term investments	114,874	31,160
Cash	777	2,722
Investment in subsidiaries, at equity in the underlying net assets	5,382,631	4,703,474
Accrued investment income	1,754	1,898
Receivable from affiliates	729	728
Other assets	8	566
TOTAL ASSETS	$ 5,687,924	$ 5,109,624

LIABILITIES
Due to affiliates	$ 1,645	$ 724
Other liabilities	1,509	1,213
Total liabilities	3,154	1,937

SHAREHOLDERS' EQUITY
Preferred shares, par value: $0.01; 50 million shares authorized;
no shares issued and outstanding	-	-
Common shares, par value: $0.01; 200 million shares authorized;
(2007) 65.4 million and (2006) 65.0 million issued	654	650
Additional paid-in capital	1,805,844	1,770,496
Accumulated other comprehensive income, net of deferred income
taxes of $87.2 million at 2007 and $175.0 million at 2006	163,155	348,543
Treasury shares, at cost; (2007) 2.5 million shares and (2006) 0.0 million shares	(241,584)	-
Retained earnings	3,956,701	2,987,998
Total shareholders' equity	5,684,770	5,107,687
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 5,687,924	$ 5,109,624

See notes to consolidated financial statements

EVEREST RE GROUP, LTD.
SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF THE
REGISTRANT CONDENSED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(Dollars in thousands)	2007	2006	2005

REVENUES:
Net investment income	$ 16,034	$ 15,252	$ 11,035
Net realized capital gains (losses)	1,047	(2,251)	(21)
Other expense	(228)	(141)	(61)
Equity in retained earnings of subsidiaries	830,604	845,648	(215,604)
Total revenues	847,457	858,508	(204,651)

EXPENSES:
Other expenses	8,069	17,680	14,019
Total expenses	8,069	17,680	14,019

INCOME (LOSS) BEFORE TAXES	839,388	840,828	(218,670)
Income tax expense (benefit)	113	-	(3)

NET INCOME (LOSS)	$ 839,275	$ 840,828	$ (218,667)

See notes to consolidated financial statements

EVEREST RE GROUP, LTD.
SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF THE
REGISTRANT CONDENSED STATEMENTS OF CASHFLOWS

	Years Ended December 31,
(Dollars in thousands)	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ 839,275	$ 840,828	$ (218,667)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in retained earnings of subsidiaries	(830,604)	(845,648)	215,604
Dividends received from subsidiaries	-	60,000	45,000
Increase (decrease) in other liabilities	296	177	(139)
Decrease (increase) in other assets	665	(375)	38
Decrease in receivable from affiliates	921	9	2,246
Amortization of bond premium	501	554	737
Realized capital (gains) losses	(1,047)	2,251	21
Non-cash compensation expense	508	15,127	8,003
Net cash provided by operating activities	10,515	72,923	52,843

CASH FLOWS FROM INVESTING ACTIVITIES
Additional investment in subsidiaries	(25,761)	(10,209)	(609,065)
Proceeds from fixed maturities matured/called - available for sale	17,200	19,574	15,555
Proceeds from fixed maturities sold - available for sale	663	81	-
Proceeds from equity securities sold	227,228	41,846	-
Cost of fixed maturities acquired - available for sale	(33,884)	(595)	(62,111)
Cost of equity securities acquired	(27,696)	(223,939)	-
Net (purchases) sales of short-term securities	(83,714)	117,685	(145,535)
Net decrease (increase) in unsettled securities transactions	35	(35)	-
Net cash provided by (used in) investing activities	74,071	(55,592)	(801,156)

CASH FLOWS FROM FINANCING ACTIVITIES
Common shares issued during the period	34,856	23,627	732,595
Sale of treasury shares, net of tax	-	-	38,261
Dividends paid to shareholders	(121,387)	(38,986)	(25,424)
Net cash (used in) provided by financing activities	(86,531)	(15,359)	745,432

EFFECT OF EXCHANGE RATE CHANGES ON CASH	-	-	-

Net (decrease) increase in cash	(1,945)	1,972	(2,881)
Cash, beginning of period	2,722	750	3,631
Cash, end of period	$ 777	$ 2,722	$ 750

Noncash transaction:
Purchase of treasury shares by subsidiary	$ 241,584	$ -	$ -

See notes to consolidated financial statements

EVEREST RE GROUP, LTD.
SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J
		Reserve				Incurred
Geographic Area		for Losses				Loss and	Amortization
	Deferred	and Loss	Unearned		Net	Loss	of Deferred	Other	Net
	Acquisition	Adjustment	Premium	Premiums	Investment	Adjustment	Acquisition	Operating	Written
(Dollars in thousands)	Costs	Expenses	Reserves	Earned	Income	Expenses	Costs	Expenses	Premium
December 31, 2007
Domestic	$ 182,501	$ 5,844,430	$ 1,159,409	$ 2,280,784	$ 367,217	$ 1,435,047	$ 531,946	$ 99,960	$ 2,191,203
International	52,218	1,113,641	208,687	803,830	38,946	501,900	199,460	18,633	805,984
Bermuda	164,844	2,082,535	199,002	912,884	276,229	611,191	230,382	20,926	922,254
Total	$ 399,563	$ 9,040,606	$ 1,567,098	$ 3,997,498	$ 682,392	$ 2,548,138	$ 961,788	$ 139,519	$ 3,919,441

December 31, 2006
Domestic	$ 189,060	$ 5,984,991	$ 1,228,509	$ 2,287,241	$ 338,126	$ 1,535,001	$ 489,027	$ 80,423	$ 2,328,820
International	51,285	924,816	195,168	719,475	32,964	382,839	180,541	13,830	730,717
Bermuda	147,772	1,930,333	188,573	846,437	258,288	516,580	213,686	17,193	816,177
Total	$ 388,117	$ 8,840,140	$ 1,612,250	$ 3,853,153	$ 629,378	$ 2,434,420	$ 883,254	$ 111,446	$ 3,875,714

December 31, 2005
Domestic	$ 153,603	$ 6,196,014	$ 1,203,970	$ 2,520,602	$ 296,197	$ 2,328,258	$ 570,423	$ 82,648	$ 2,498,322
International	48,623	1,029,963	183,906	683,435	28,421	574,653	166,968	12,622	704,870
Bermuda	150,519	1,900,725	208,433	759,056	198,215	821,406	177,456	16,153	768,849
Total	$ 352,745	$ 9,126,702	$ 1,596,309	$ 3,963,093	$ 522,833	$ 3,724,317	$ 914,847	$ 111,423	$ 3,972,041

EVEREST RE GROUP, LTD.
SCHEDULE IV — REINSURANCE

Column A	Column B	Column C	Column D	Column E	Column F
		Ceded to	Assumed
	Gross	Other	from Other	Net	Assumed
(Dollars in thousands)	Amount	Companies	Companies	Amount	to Net

December 31, 2007
Total property and liability insurance
premiums earned	$ 922,005	$ 137,647	$ 3,213,140	$ 3,997,498	80.4%

December 31, 2006
Total property and liability insurance
premiums earned	$ 996,196	$ 142,197	$ 2,999,154	$ 3,853,153	77.8%

December 31, 2005
Total property and liability insurance
premiums earned	$ 1,059,069	$ 136,369	$ 3,040,393	$ 3,963,093	76.7%