Form 10-Q
period 2008-03-31
EVEREST RE GROUP LTD
filed 2008-05-12
CIK 1095073

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2008		Commission file number: 1-15731

EVEREST RE GROUP, LTD. (Exact name of registrant as specified in its charter)
Bermuda		98-0365432
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

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

Large accelerated filer	X	Accelerated filer

Non-accelerated filer		Smaller reporting company
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

YES		NO	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at May 1, 2008
Common Shares, $0.1 par value	61,929,503

EVEREST RE GROUP, LTD.

Index To Form 10-Q

PART I

FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements

	Consolidated Balance Sheets at March 31, 2008 (unaudited)
	and December 31, 2007	3

	Consolidated Statements of Operations and Comprehensive Income for the
	three months ended March 31, 2008 and 2007(unaudited)	4

	Consolidated Statements of Changes in Shareholders’ Equity for the
	three months ended March 31, 2008 and 2007 (unaudited)	5

	Consolidated Statements of Cash Flows for the three months
	ended March 31, 2008 and 2007 (unaudited)	6

	Notes to Consolidated Interim Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operation	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	48

Item 4.	Controls and Procedures	49

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings	50

Item 1A.	Risk Factors	50

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	51

Item 3.	Defaults Upon Senior Securities	51

Item 4.	Submission of Matters to a Vote of Security Holders	51

Item 5.	Other Information	51

Item 6.	Exhibits	52

EVEREST RE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Dollars in thousands, except par value per share)	2008	2007
	(unaudited)
ASSETS:
Fixed maturities - available for sale, at market value
(amortized cost: 2008, $10,501,979; 2007, $10,116,353)	$ 10,602,149	$ 10,245,585
Equity securities - available for sale, at market value (cost: 2008, $25,794; 2007, $24,378)	26,493	24,694
Equity securities - available for sale, at fair value	1,216,094	1,535,263
Short-term investments	2,272,121	2,225,708
Other invested assets (cost: 2008, $661,013; 2007, $651,898)	661,671	654,355
Cash	217,971	250,567
Total investments and cash	14,996,499	14,936,172
Accrued investment income	136,565	145,056
Premiums receivable	960,663	989,921
Reinsurance receivables	638,586	666,164
Funds held by reinsureds	356,806	342,615
Deferred acquisition costs	379,336	399,563
Prepaid reinsurance premiums	88,293	88,239
Deferred tax asset	290,702	227,825
Federal income taxes recoverable	21,570	47,368
Other assets	176,981	156,559
TOTAL ASSETS	$ 18,046,001	$ 17,999,482

LIABILITIES:
Reserve for losses and loss adjustment expenses	$ 9,124,432	$ 9,040,606
Future policy benefit reserve	75,404	78,417
Unearned premium reserve	1,496,039	1,567,098
Funds held under reinsurance treaties	77,248	75,601
Losses in the course of payment	89,752	63,366
Commission reserves	47,932	48,753
Other net payable to reinsurers	49,520	68,494
8.75% Senior notes due 3/15/2010	199,718	199,685
5.4% Senior notes due 10/15/2014	249,699	249,689
6.6% Long term notes due 5/1/2067	399,640	399,639
Junior subordinated debt securities payable	329,897	329,897
Accrued interest on debt and borrowings	16,817	11,217
Other liabilities	256,919	182,250
Total liabilities	12,413,017	12,314,712

Commitments and contingencies (Note 6)

SHAREHOLDERS' EQUITY:
Preferred shares, par value: $0.01; 50 million shares authorized;
no shares issued and outstanding	-	-
Common shares, par value: $0.01; 200 million shares authorized;
(2008) 65.5 million and (2007) 65.4 million issued	655	654
Additional paid-in capital	1,810,946	1,805,844
Accumulated other comprehensive income, net of deferred income taxes of
$80.5 million at 2008 and $87.2 million at 2007	159,164	163,155
Treasury shares, at cost; (2008) 3.6 million shares and (2007) 2.5 million shares	(342,421)	(241,584)
Retained earnings	4,004,640	3,956,701
Total shareholders' equity	5,632,984	5,684,770
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 18,046,001	$ 17,999,482

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
(Dollars in thousands, except per share amounts)	2008	2007
	(unaudited)
REVENUES:
Premiums earned	$ 911,973	$ 1,004,729
Net investment income	150,132	155,796
Net realized capital (losses) gains	(136,383)	40,892
Net derivative expense	(3,795)	(2,768)
Other (expense) income	(5,161)	3,665
Total revenues	916,766	1,202,314

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	545,350	565,768
Commission, brokerage, taxes and fees	227,147	225,655
Other underwriting expenses	40,244	36,060
Interest, fees and bond issue cost amortization expense	19,787	17,463
Total claims and expenses	832,528	844,946

INCOME BEFORE TAXES	84,238	357,368
Income tax expense	6,305	59,786

NET INCOME	$ 77,933	$ 297,582
Other comprehensive loss, net of tax	(3,991)	(3,182)

COMPREHENSIVE INCOME	$ 73,942	$ 294,400

PER SHARE DATA:
Average shares outstanding (000's)	62,377	64,172
Net income per common share - basic	$ 1.25	$ 4.64

Average diluted shares outstanding (000's)	62,860	64,763
Net income per common share - diluted	$ 1.24	$ 4.59

The accompanying notes are an integral part of the consolidated financial statements

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS' EQUITY

	Three Months Ended
	March 31,
(Dollars in thousands, except share amounts)	2008	2007
	(unaudited)
COMMON SHARES (shares outstanding):
Balance, beginning of period	62,863,845	65,043,976
Issued during the period, net	83,743	96,729
Treasury shares aquired	(1,052,000)	(1,900,000)
Balance, end of period	61,895,588	63,240,705

COMMON SHARES (par value):
Balance, beginning of period	$ 654	$ 650
Issued during the period, net	1	1
Balance, end of period	655	651

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	1,805,844	1,770,496
Share-based compensation plans	5,046	6,537
Other	56	37
Balance, end of period	1,810,946	1,777,070

ACCUMULATED OTHER COMPREHENSIVE INCOME,
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	163,155	348,543
Cumulative effect to adopt FAS No. 159, net of tax	-	(250,815)
Net decrease during the period	(3,991)	(3,182)
Balance, end of period	159,164	94,546

RETAINED EARNINGS:
Balance, beginning of period	3,956,701	2,987,998
Cumulative effect to adopt FAS No. 159, net of tax	-	250,815
Net income	77,933	297,582
Dividends declared ($0.48 per share in 2008 and 2007)	(29,994)	(30,738)
Balance, end of period	4,004,640	3,505,657

TREASURY SHARES AT COST:
Balance, beginning of period	(241,584)	-
Purchase of treasury shares	(100,837)	(181,041)
Balance, end of period	(342,421)	(181,041)

TOTAL SHAREHOLDERS' EQUITY, END OF PERIOD	$ 5,632,984	$ 5,196,883

The accompanying notes are an integral part of the consolidated financial statements

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
(Dollars in thousands)	2008	2007
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 77,933	$ 297,582
Adjustments to reconcile net income to net cash provided by
operating activities:
Decrease in premiums receivable	31,737	2,566
(Increase) decrease in funds held by reinsureds, net	(8,737)	1,075
Decrease (increase) in reinsurance receivables	37,776	(13,372)
(Increase) decrease in deferred tax asset	(56,130)	19,068
Increase (decrease) in reserve for losses and loss adjustment expenses	50,050	(100,511)
Decrease in future policy benefit reserve	(3,012)	(3,360)
Decrease in unearned premiums	(72,961)	(20,032)
Change in other assets and liabilities, net	49,438	13,990
Non-cash compensation expense	7,679	4,850
Amortization of bond premium	453	1,298
Amortization of underwriting discount on senior notes	43	39
Net realized capital losses (gains)	136,383	(40,892)
Net cash provided by operating activities	250,652	162,301

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale, at market value	288,927	311,917
Proceeds from fixed maturities sold - available for sale, at market value	47,210	34,486
Proceeds from equity securities sold - available for sale, at market value	-	290,606
Proceeds from equity securities sold - available for sale, at fair value	262,298	-
Distributions from other invested assets	11,185	21,811
Cost of fixed maturities acquired - available for sale, at market value	(686,577)	(99,869)
Cost of equity securities acquired - available for sale, at market value	(440)	(321,517)
Cost of equity securities acquired - available for sale, at fair value	(78,525)	-
Cost of other invested assets acquired	(24,051)	(41,761)
Net purchases of short-term securities	(42,136)	(229,990)
Net increase (decrease) in unsettled securities transactions	68,491	(420)
Net cash used in investing activities	(153,618)	(34,737)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares issued during the period, net	(2,576)	1,725
Purchase of treasury shares	(100,837)	(181,041)
Dividends paid to shareholders	(29,994)	(30,738)
Net cash used in financing activities	(133,407)	(210,054)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	3,777	(7,169)

Net decrease in cash	(32,596)	(89,659)
Cash, beginning of period	250,567	249,868
Cash, end of period	$ 217,971	$ 160,209

SUPPLEMENTAL CASH FLOW INFORMATION
Cash transactions:
Income taxes paid	$ 33,218	$ 25,284
Interest paid	$ 13,931	$ 18,189

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended March 31, 2008 and 2007

1. General

As used in this document, “Group” means Everest Re Group, Ltd.; “Holdings” means Everest Reinsurance Holdings, Inc.; “Everest Re” means Everest Reinsurance Company and its subsidiaries (unless the context otherwise requires); and the “Company” means Everest Re Group, Ltd. and its subsidiaries.

The unaudited consolidated financial statements of the Company for the three months ended March 31, 2008 and 2007 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis. Certain financial information, which is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), has been omitted since it is not required for interim reporting purposes. The year end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results for the three months ended March 31, 2008 and 2007 are not necessarily indicative of the results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2007, 2006 and 2005 included in the Company’s most recent Form 10-K filing.

2. New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standards ("FAS") No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment to FASB Statement No. 115” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company adopted FAS 159 as of January 1, 2007.

In March 2008, the FASB issued FAS No. 161 "Disclosures about Derivative: Instruments and Hedging Activities – an amendment of FASB Statement No. 133" ("FAS 161"). FAS 161 requires entities to provide additional disclosures on derivative and hedging activities regarding their affect on financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. As the Company provides significant disclosures, the impact of a January 1, 2009 adoption should be immaterial.

3. Fair Value

Effective January 1, 2007, the Company adopted and implemented FAS 159 for its actively managed equity securities. In conjunction with the Company implementing a more active management strategy for these securities, FAS 159 provided guidance on accounting and presentation of these investments in the Company’s consolidated financial statements. Upon adoption of FAS 159, the Company recognized a $250.8 million cumulative-effect adjustment to retained earnings, net of $110.3 million of tax. The Company recorded $121.5 million and $5.3 million in net realized capital losses in the consolidated statements of operations and comprehensive income due to fair value re-measurement for the three months ended March 31, 2008 and 2007, respectively.

The following table presents the fair value measurement levels for all assets and liabilities, which the Company has recorded at fair value as of the periods indicated:

Fair Value Measurement Using:
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	March 31, 2008	(Level 1)	(Level 2)	(Level 3)

Assets:
Fixed maturities	$ 10,602,149	$ -	$ 10,549,551	$ 52,598
Equity securities, fair value	1,216,094	1,063,044	153,050	-
Equity securities, market value	26,493	16,596	9,897	-

Liabilities:
Equity put options	$ 43,448	$ -	$ -	$ 43,448

Fair Value Measurement Using:
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	December 31, 2007	(Level 1)	(Level 2)	(Level 3)

Assets:
Fixed maturities	$ 10,245,585	$ -	$ 9,977,607	$ 267,978
Equity securities, fair value	1,535,263	1,361,789	173,474	-
Equity securities, market value	24,694	14,797	9,897	-

Liabilities:
Equity put options	$ 39,653	$ -	$ -	$ 39,653

The following table presents the fixed maturity investments for which fair value was measured under level 3 for the periods indicated:

	Fair Value
	Measurements Using:
	2008	2007
	Significant	Significant
	Unobservable	Unobservable
	Inputs	Inputs
(Dollars in thousands)	(Level 3)	(Level 3)
Assets:
Beginning balance at January 1	$ 267,978	$ 166,753
Total gains or (losses) (realized/unrealized)
Included in earnings (or changes in net assets)	(328)	34
Included in other comprehensive income	(940)	(78)
Purchases, issuances and settlements	(6,843)	(248)
Transfers in and/or (out) of Level 3	(207,269)	(134,271)
Ending balance at March 31	$ 52,598	$ 32,190

The amount of total losses for the period included in earnings (or changes in net assets)
attributable to the change in unrealized gains (losses) relating to assets still held at the reporting date	$ (387)	$ -

The fixed maturities valued under level 3 were valued by investment brokers for which the Company believes reflects fair value, but was unable to verify that inputs to the valuation model were observable.

The following table presents the equity index put options for which fair value was measured under level 3 for the periods indicated:

Fair Value
Measurements Using:
	2008	2007
	Significant	Significant
	Unobservable	Unobservable
	Inputs	Inputs
(Dollars in thousands)	(Level 3)	(Level 3)
Liabilities:
Beginning balance at January 1	$ 39,653	$ 37,529
Total (gains) or losses (realized/unrealized)
Included in earnings (or changes in net assets)	3,795	2,710
Included in other comprehensive income	-	-
Purchases, issuances and settlements	-	-
Transfers in and/or (out) of Level 3	-	-
Ending balance at March 31	$ 43,448	$ 40,239

The amount of total gains or losses for the period included in earnings (or changes in net assets)
attributable to the change in unrealized gains or losses relating to liabilities still held at the reporting date	$ -	$ -

Since there is no active market for these long dated equity index put options, their valuation was considered as level 3.

The Company has sold seven equity put options, which are outstanding. These products meet the definition of a derivative under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). The

Company’s position in these contracts is unhedged and is accounted for as a derivative in accordance with FAS 133. Accordingly, these contracts are carried at fair value and are recorded in “Other liabilities” in the consolidated balance sheets and changes in fair value are recorded in the consolidated statements of operations and comprehensive income. The Company recorded net derivative expense of $3.8 million and $2.7 million for the three months ended March 31, 2008 and 2007, respectively.

The fair value was calculated using an industry accepted option pricing model, Black-Scholes, which used the following assumptions:

	At March 31, 2008
		Contract
	Contracts	based on
	based on	FTSE 100
	S & P 500 Index	Index

Equity index	1,322.7	5,702.1
Interest rate	5.37% to 5.93%	5.50%
Time to maturity	9.2 to 23.0 yrs	12.3 yrs
Volatility	24.8% to 26.0%	32.0%

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

•

On April 26, 2007, Holdings completed a public offering of $400.0 million principal amount of 6.6% fixed to floating rate long term subordinated notes with a scheduled maturity date of May 15, 2037 and a final maturity date of May 1, 2067. The net proceeds from the offering were used to redeem all of the outstanding 7.85% junior subordinated debt securities on November 15, 2007 and for general corporate purposes.

5. Earnings Per Common Share

Net income per common share has been computed below, based upon weighted average common and diluted shares outstanding.

	Three Months Ended
	March 31,
(Dollars in thousands, except per share amounts)	2008	2007
Net income (numerator)	$ 77,933	$ 297,582

Weighted average common and effect of delutive shares
used in the computation of net income per share:
Weighted average shares outstanding - basic (denominator)	62,377	64,172
Effect of dilutive shares	483	591
Weighted average shares outstanding - diluted (denominator)	62,860	64,763

Net income per common share:
Basic	$ 1.25	$ 4.64
Diluted	$ 1.24	$ 4.59

Options to purchase 747,600 and 383,550 common shares for the three months ended March 31, 2008 and 2007, respectively, at prices ranging from $98.525 to $99.980 were outstanding but were not included in the computation of earnings per diluted share as the options’ exercise price was greater than the average market price of the common shares for the relevant periods. All outstanding options expire on or between September 25, 2008 and February 20, 2018.

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

In 1993 and prior, the Company had a business arrangement with The Prudential Insurance Company of America ("The Prudential") wherein, for a fee, the Company accepted settled claim payment obligations of certain property and casualty insurers, and, concurrently, became the owner of the annuity or assignee of the annuity proceeds funded by the property and casualty insurers specifically to fulfill these fully settled obligations. In these circumstances, the Company would be liable if The Prudential, which has an A+ (Superior) financial strength rating from A.M. Best Company (“A.M. Best”), was unable to make the annuity payments. At March 31, 2008, the estimated cost to replace all such annuities for which the Company was contingently liable was $151.2 million.

Prior to its 1995 initial public offering, the Company had purchased annuities from an unaffiliated life insurance company with an A+ (Superior) financial strength rating from A.M. Best to settle certain claim liabilities of the company. Should the life insurance company become unable to make the annuity payments, the Company would be liable for those claim liabilities. At March 31, 2008, the estimated cost to replace such annuities was $21.8 million.

7. Other Comprehensive Loss

The following table presents the components of other comprehensive loss for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2008	2007
Net unrealized (depreciation) appreciation of
investments, net of deferred income taxes	$ (20,521)	$ 1,744
Currency translation adjustments, net of deferred income taxes	16,530	(4,926)

Other comprehensive loss, net of deferred income taxes	$ (3,991)	$ (3,182)

8. Letters of Credit

The Company has arrangements available for the issuance of letters of credit, which letters are generally collateralized by the Company’s cash and investments. The Company’s agreement with Citibank is a bilateral letter of credit agreement only. On November 6, 2007 the Citibank bilateral letter of credit agreement was decreased by $50.0 million to $300.0 million. All other terms of this agreement remain the same. The Company’s other facility, the Wachovia Group Credit Facility, involves a syndicate of lenders (see Note 13 of the Group Credit Facility), with Wachovia acting as administrative agent. The Citibank Holdings Credit Facility involves a syndicate of lenders (see Note 13 of the Holdings Credit Facility), with Citibank acting as administrative agent. At March 31, 2008 and December 31, 2007, letters of credit for $571.7 million and $491.1 million, respectively, were issued and outstanding. The letters of credit collateralize reinsurance obligations of the Company’s non-U.S. operations. The following table summarizes the Company’s letters of credit as of March 31, 2008.

(Dollars in thousands)
Bank		Commitment	In Use	Date of Expiry
Citibank-Bilateral Letter of Credit Agreement		$ 300,000	$ 29,544	12/31/2008
			47,660	01/31/2009
			51,536	12/31/2010
			36,256	12/31/2011
Total Citibank Bilateral Agreement		$ 300,000	$ 164,996

Citibank Holdings Credit Facility		$ 150,000	$ 17,204	12/31/2008
Total Citibank Holdings Credit Facility		$ 150,000	$ 17,204

Wachovia Group Credit Facility	Tranche One	$ 350,000	$ 22,038	05/09/2008
			70,000	12/31/2008
	Tranche Two	500,000	297,462	12/31/2008
Total Wachovia Group Credit Facility		$ 850,000	$ 389,500

Total letters of credit		$ 1,300,000	$ 571,700

9. Trust Agreements

Certain subsidiaries of Group, principally Everest Reinsurance (Bermuda), Ltd. (“Bermuda Re”), a Bermuda insurance company and direct subsidiary of Group, have established trust agreements, which effectively use the Company's investments as collateral, as security for assumed losses payable to certain non-affiliated ceding companies. At March 31, 2008, the total amount on deposit in trust accounts was $108.7 million.

10. Senior Notes

On October 12, 2004, Holdings completed a public offering of $250.0 million principal amount of 5.40% senior notes due October 15, 2014. On March 14, 2000, Holdings completed a public offering of $200.0 million principal amount of 8.75% senior notes due March 15, 2010.

Interest expense incurred in connection with these senior notes was $7.8 million for the three months ended March 31, 2008 and 2007. Market value, which is based on quoted market price at March 31, 2008 and December 31, 2007, was $248.9 million and $235.3 million, respectively, for the 5.40% senior notes and $211.7 million and $215.9 million, respectively, for the 8.75% senior notes.

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

Holdings can redeem the long term subordinated notes prior to May 15, 2017, in whole but not in part at the applicable redemption price, which will equal the greater of (a) 100% of the principal amount being redeemed and (b) the present value of the principal payment on May 15, 2017 and scheduled payments of interest that would have accrued from the redemption date to May 15, 2017 on the long term subordinated notes being redeemed, discounted to the redemption date on a semi-annual basis at a discount rate equal to the treasury rate plus an applicable spread of either 0.25% or 0.50%, in each case plus accrued and unpaid interest. Holdings may redeem the long term subordinated notes on or after May 15, 2017, in whole or in part at 100% of the principal amount plus accrued and unpaid interest; however, redemption on or after the scheduled maturity date and prior to May 1, 2047 is subject to a replacement capital covenant. This covenant is for the benefit of certain senior note holders and it mandates that Holdings receive proceeds from the sale of another subordinated debt issue, of at least similar size, before it may redeem the subordinated notes.

Interest expense incurred in connection with these long term notes was $6.6 million for the three months ended March 31, 2008. Market value, which is based on quoted market price at March 31, 2008 and December 31, 2007, was $306.4 million and $349.8 million for the 6.6% long term subordinated notes.

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

Fair value, which is primarily based on quoted market price of the related trust preferred securities, at March 31, 2008 and December 31, 2007 was $266.7 million and $250.8 million, respectively, for the 6.20% junior subordinated debt securities.

Interest expense incurred in connection with these junior subordinated notes was $5.1 million and $9.4 million for the three months ended March 31, 2008 and 2007, respectively.

Capital Trust II is a wholly owned finance subsidiary of Holdings. Capital Trust was dissolved upon the completion of the redemption of the trust preferred securities on November 15, 2007.

Holdings considers that the mechanisms and obligations relating to the trust preferred securities, taken together, constitute a full and unconditional guarantee by Holdings of Capital Trust II’s payment obligations with respect to the trust preferred securities.

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

There are certain regulatory and contractual restrictions on the ability of Holdings’ operating subsidiaries to transfer funds to Holdings in the form of cash dividends, loans or advances. The insurance laws of the State of Delaware, where Holdings’ direct insurance subsidiaries are domiciled, require regulatory approval before those subsidiaries can pay dividends or make loans or advances to Holdings that exceed certain statutory thresholds. In addition, the terms of Holdings’ Credit Facility (discussed in Note 13) require Everest Re, Holdings’ principal insurance subsidiary, to maintain a certain statutory surplus level as measured at the end of each fiscal year. At December 31, 2007, $2,595.1 million of the $3,248.5 million in net assets of Holdings’ consolidated subsidiaries were subject to the foregoing regulatory restrictions.

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

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth. Minimum net worth is an amount equal to the sum of $3,575.4 million plus 25% of consolidated net income for each of Group’s fiscal quarters, for which statements are available ending on or after January 1, 2007 and for which consolidated net income is positive, plus 25% of any increase in consolidated net worth during such period attributable to the issuance of ordinary and preferred shares. As of March 31, 2008, the Company was in compliance with all Group Credit Facility covenants.

At March 31, 2008 and December 31, 2007, there were outstanding letters of credit of $92.0 million and $22.0 million, respectively, under tranche one of the Group Credit Facility. At March 31, 2008 and December 31, 2007, there were outstanding standby letters of credit of $297.4 million and $288.0 million, respectively, under tranche two of the Group Credit Facility.

Effective August 23, 2006, Holdings entered into a five year, $150.0 million senior revolving credit facility with a syndicate of lenders, referred to as the “Holdings Credit Facility”. Citibank N.A. is the administrative agent for the Holdings Credit Facility. The Holdings Credit Facility is used for liquidity and general corporate purposes. The Holdings Credit Facility provides for the borrowing of up to $150.0 million with interest at a rate selected by Holdings equal to either, (1) the Base Rate (as defined below) or (2) a periodic fixed rate equal to the Eurodollar Rate plus an applicable margin. The Base Rate means a fluctuating interest rate per annum in effect from time to time to be equal to the higher of (a) the rate of interest publicly announced by Citibank as its prime rate or (b) 0.5% per annum above the Federal Funds Rate, in each case plus the applicable margin. The amount of margin and the fees payable for the Holdings Credit Facility depends upon Holdings’ senior unsecured debt rating.

The Holdings Credit Facility requires Holdings to maintain a debt to capital ratio of not greater than 0.35 to 1 and Everest Re to maintain its statutory surplus at $1.5 billion plus 25% of future aggregate net income and 25% of future aggregate capital contributions after December 31, 2005. As of March 31, 2008, Holdings was in compliance with all Holdings Credit Facility covenants.

At March 31, 2008 and December 31, 2007, there were outstanding letters of credit of $17.2 million under the Holdings Credit Facility.

Costs incurred in connection with the Group Credit Facility and the Holdings Credit Facility were $0.3 million for the three months ended March 31, 2008 and 2007.

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

The following tables represent the relevant underwriting results for the operating segments for the periods indicated:

U.S. Reinsurance	Three Months Ended
	March 31,
(Dollars in thousands)	2008	2007
Gross written premiums	$ 233,719	$ 354,352
Net written premiums	229,873	348,909

Premiums earned	$ 289,284	$ 353,241
Incurred losses and LAE	176,862	122,375
Commission and brokerage	80,266	76,274
Other underwriting expenses	8,810	6,494
Underwriting gain	$ 23,346	$ 148,098

U.S. Insurance	Three Months Ended
	March 31,
(Dollars in thousands)	2008	2007
Gross written premiums	$ 210,460	$ 217,373
Net written premiums	176,596	197,385

Premiums earned	$ 194,514	$ 192,973
Incurred losses and LAE	133,939	179,468
Commission and brokerage	35,368	33,216
Other underwriting expenses	14,342	12,365
Underwriting gain (loss)	$ 10,865	$ (32,076)

Specialty Underwriting	Three Months Ended
	March 31,
(Dollars in thousands)	2008	2007
Gross written premiums	$ 54,911	$ 54,681
Net written premiums	54,271	53,276

Premiums earned	$ 52,285	$ 55,731
Incurred losses and LAE	28,349	41,129
Commission and brokerage	16,394	15,840
Other underwriting expenses	2,411	1,589
Underwriting gain (loss)	$ 5,131	$ (2,827)

International	Three Months Ended
	March 31,
(Dollars in thousands)	2008	2007
Gross written premiums	$ 186,378	$ 173,344
Net written premiums	186,286	173,877

Premiums earned	$ 190,968	$ 179,758
Incurred losses and LAE	109,746	95,711
Commission and brokerage	46,310	43,537
Other underwriting expenses	5,054	3,718
Underwriting gain	$ 29,858	$ 36,792

Bermuda	Three Months Ended
	March 31,
(Dollars in thousands)	2008	2007
Gross written premiums	$ 192,034	$ 217,017
Net written premiums	191,637	216,430

Premiums earned	$ 184,922	$ 223,026
Incurred losses and LAE	96,454	127,085
Commission and brokerage	48,809	56,788
Other underwriting expenses	6,787	4,888
Underwriting gain	$ 32,872	$ 34,265

The following table reconciles the underwriting results for the operating segments to income before tax as reported in the consolidated statements of operations and comprehensive income for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2008	2007
Underwriting gain	$ 102,072	$ 184,252
Net investment income	150,132	155,796
Net realized capital (losses) gains	(136,383)	40,892
Net derivative expense	(3,795)	(2,768)
Corporate expenses	(2,840)	(7,006)
Interest, fee and bond issue cost amortization expense	(19,787)	(17,463)
Other (expense) income	(5,161)	3,665
Income before taxes	$ 84,238	$ 357,368

The Company produces business in the U.S., Bermuda and internationally. The net income deriving from and assets residing in the individual foreign countries in which the Company writes business are not identifiable in the Company’s financial records. Based on written premium, the largest country, other than the U.S., in which the Company writes business, is the United Kingdom, with $109.5 million of written premium for the three months ended March 31, 2008. No other country represented more than 5% of the Company’s revenues.

15. Share-Based Compensation Plans

For the three months ended March 31, 2008, share-based compensation awards granted were 95,000 restricted shares and 378,500 options. The grant exercise price was $99.70 per share. The fair value of $25.43 per option was calculated on the date of the grant using the Black-Scholes option valuation model. The following assumptions were used in calculating the fair value of the options granted for the three months ended March 31, 2008:

Weighted-average volatility	25.90%
Weighted-average dividend yield	2.00%
Weighted-average expected term	6.4 years
Weighted-average risk-free rate	3.33%
Weighted-average forfeiture	11.71%

16. Retirement Benefits

The Company maintains both qualified and non-qualified defined benefit pension plans for its U.S. employees. In addition, the Company has a retiree health plan for eligible retired employees.

Net periodic benefit cost for U.S. employees included the following components for the periods indicated:

Pension Benefits	Three Months Ended
	March 31,
(Dollars in thousands)	2008	2007
Service cost	$ 1,437	$ 1,225
Interest cost	1,394	1,352
Expected return on plan assets	(1,756)	(1,386)
Amortization of prior service cost	13	32
Amortization of net loss	100	467
FAS 88 settlement charge	181	-
Net periodic benefit cost	$ 1,369	$ 1,690

Other Benefits	Three Months Ended
	March 31,
(Dollars in thousands)	2008	2007
Service cost	$ 206	$ 158
Interest cost	163	129
Amortization of net loss	12	-
Net periodic benefit cost	$ 381	$ 287

The Company did not make any contributions for the three months ended March 31, 2008 and 2007.

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

The Company recognized accrued interest related to unrecognized tax benefits and penalties in income taxes. For the three months ended March 31, 2008, the Company accrued and recognized approximately $0.4 million in interest and penalties.

PART I - Item 2

EVEREST RE GROUP, LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

Industry Conditions.

The worldwide reinsurance and insurance businesses are highly competitive, as well as cyclical by product and market. As a result, financial results tend to fluctuate with periods of constrained availability, high rates and strong profits followed by periods of abundant capacity, low rates and constrained profitability. Competition in the types of reinsurance and insurance business that we underwrite is based on many factors, including the perceived overall financial strength of the reinsurer or insurer, ratings of the reinsurer or insurer by A.M. Best Company and/or Standard & Poor’s Rating Services, underwriting expertise, the jurisdictions where the reinsurer or insurer is licensed or otherwise authorized, capacity and coverages offered, premiums charged, other terms and conditions of the reinsurance and insurance business offered, services offered, speed of claims payment and reputation and experience in lines written. Furthermore, the market impact from these competitive factors related to reinsurance and insurance is generally not consistent across lines of business, domestic and international geographical areas and distribution channels.

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

We continued to see increased competition during the first quarter of 2008 with generally lower rates, higher commissions and demands by cedants for improved terms and conditions. The extent of the increased competition and its effect on rates, terms and conditions varied widely by market and coverage but was most prevalent in the U.S. reinsurance markets. In addition to demanding lower rates and improved terms, ceding companies are retaining a greater portion of their business by reducing quota share percentages purchasing excess of loss covers in lieu of quota shares and increasing retentions on excess of loss business. We have also experienced reduced quota share premiums, particularly on catastrophe coverages, due to increased purchases of common account covers by ceding companies, which reduces the premiums subject to the quota share contract. There was also increased competition in the U.S. insurance market, particularly in the workers’ compensation and contractor coverages; however, given the specialty nature of our business, we believe the impact on our business to be less pronounced than on the market generally.

Rate increases in the international markets have generally been lower than in the U.S. markets and we have been able to grow our business in the Middle East, Latin America and Asia due to our strong financial ratings, reputation and relationships. We are expanding our international reach by opening a new office in Brazil to capitalize on the recently expanded opportunity for professional reinsurers market and on the economic growth expected for Brazil in the future. International results have also benefited from the weaker U.S. dollar since the foreign currencies convert to higher dollar amounts resulting in favorable year over year premium comparisons.

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

Overall, we believe that current marketplace conditions offer solid profit opportunities for us given our strong ratings, distribution system, reputation and expertise. We continue to employ our strategy of targeting business that offers the greatest profit potential, while maintaining balance and diversification in our overall portfolio.

Financial Summary.

We monitor and evaluate our overall performance based upon financial results. The following table displays a summary of the consolidated net income, ratios and shareholders’ equity for the periods indicated:

	Three Months Ended		Percentage
	March 31,		Increase/
(Dollars in millions)	2008	2007	(Decrease)

Gross written premiums	$ 877.5	$ 1,016.8	-13.7%
Net written premiums	838.7	989.9	-15.3%

REVENUES:
Premiums earned	$ 912.0	$ 1,004.7	-9.2%
Net investment income	150.1	155.8	-3.6%
Net realized capital (losses) gains	(136.4)	40.9	NM
Net derivative expense	(3.8)	(2.8)	-37.1%
Other (expense) income	(5.2)	3.7	NM
Total revenues	916.8	1,202.3	-23.7%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	545.4	565.8	-3.6%
Commission, brokerage, taxes and fees	227.1	225.7	0.7%
Other underwriting expenses	40.2	36.1	11.6%
Interest expense	19.8	17.5	13.3%
Total claims and expenses	832.5	844.9	-1.5%

INCOME BEFORE TAXES	84.2	357.4	-76.4%
Income tax expense	6.3	59.8	-89.5%
NET INCOME	$ 77.9	$ 297.6	-73.8%

			Point
RATIOS:			Change
Loss ratio	59.8%	56.3%	3.5
Commission and brokerage ratio	24.9%	22.5%	2.4
Other underwriting expense ratio	4.4%	3.6%	0.8
Combined ratio	89.1%	82.4%	6.7

	At	At	Percentage
	March 31,	December 31,	Increase/
(Dollars in millions, except per share amounts)	2008	2007	(Decrease)
Balance sheet data:
Total investments and cash	$ 14,996.5	$ 14,936.2	0.4%
Total assets	18,046.0	17,999.5	0.3%
Reserve for losses and loss adjustment expenses	9,124.4	9,040.6	0.9%
Total debt	1,179.0	1,178.9	0.0%
Total liabilities	12,413.0	12,314.7	0.8%
Shareholders' equity	5,633.0	5,684.8	-0.9%
Book value per share	91.01	90.43

(NM, not meaningful)
(Some amounts may not reconcile due to rounding)

Revenues.

Premiums. Gross written premiums decreased by $139.3 million, or 13.7%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007, reflecting a decline of $132.4 million in the worldwide reinsurance business and a $6.9 million decrease in the U.S. Insurance business. The decrease in worldwide reinsurance is primarily attributable to the increasingly competitive conditions in both the property and casualty sectors of the market, especially in the U.S., and our intention to write only business that we expect to produce acceptable returns. Net written premiums decreased by $151.2 million, or 15.3%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007, primarily due to the decrease in gross written premiums. Correspondingly, net premiums earned decreased by $92.7 million, or 9.2%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.

Net Investment Income. Net investment income decreased by 3.6% for the three months ended March 31, 2008 compared to the three months ended March 31, 2007, primarily due to a loss from our limited partnership investments in the quarter, driven by those partnerships invested in public equity securities. All major equity indices declined in the quarter and these vehicles suffered declines as well. The increase in invested assets was principally driven by $250.7 million of operating cash flows, partially offset by unrealized/realized depreciation in portfolio assets. The average pre-tax investment portfolio yield for the three months ended March 31, 2008 was 4.1% compared to the average investment portfolio yield of 4.6% for the three months ended March 31, 2007.

Net Realized Capital (Losses) Gains. Net realized capital losses were $136.4 million for the three months ended March 31, 2008, compared to net realized capital gains of $40.9 million for the three months ended March 31, 2007. The $95.9 million difference was primarily due to the change in fair value re-measurement on the equity security portfolio, period over period, reflecting the decline in worldwide equity markets.

Net Derivative Expense. In prior years, we sold seven equity index put options, which are outstanding. These contracts meet the definition of a derivative under Financial Accounting Standards (“FAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). We recognized net derivative expense of $3.8 million and $2.8 million for the three months ended March 31, 2008 and 2007, respectively, which represent changes in the fair value of these contracts period over period in accordance with FAS 133.

Other (Expense) Income. For the three months ended March 31, 2008, we recorded other expense of $5.2 million as compared to other income of $3.7 million for the three months ended March 31, 2007. This fluctuation was primarily due to the fluctuations in foreign currency exchange rates.

Claims and Expenses.

Incurred Losses and Loss Adjustment Expenses. The following table presents our incurred losses and loss adjustment expenses (“LAE”) for the periods indicated.

	Three Months Ended March 31,
	2008			2007			2008/2007 Variance
	Current	Prior	Total	Current	Prior	Total	Current	Prior	Total
(Dollars in millions)	Year	Years	Incurred	Year	Years	Incurred	Year	Years	Incurred
All Segments
Attritional (a)	$ 503.6	$ 20.9	$ 524.5	$ 539.8	$ (8.0)	$ 531.8	$ (36.2)	$ 28.9	$ (7.3)
Catastrophes	15.7	5.1	20.8	33.8	0.1	34.0	(18.1)	5.0	(13.2)
A&E	-	-	-	-	-	-	-	-	-
Total All segments	$ 519.3	$ 26.0	$ 545.4	$ 573.6	$ (7.8)	$ 565.8	$ (54.3)	$ 33.8	$ (20.4)
Loss ratio	56.9%	2.9%	59.8%	57.1%	-0.8%	56.3%	(0.2)	3.7	3.5

(a) Attritional losses exclude catastrophe and A&E losses.
(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased by $20.4 million, or 3.6%, for the three months ended March 31, 2008 compared to the same period in 2007, principally as a result of lower premium volume and catastrophe losses, partially offset by an increase of prior years reserve development as a result of an unfavorable arbitration decision relating to a 2001 retrocessional coverage, which resulted in a charge of $32.6 million. Absent this charge, prior years reserve development was favorable for the quarter.

Commission, Brokerage, Taxes and Fees. Commission, brokerage, and tax expenses increased by $1.4 million, or 0.7%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. Increased ceding commissions due to market conditions, certain contract terms, and higher commissions on new insurance programs were the principal drivers of the increase in this directly variable expense.

Other Underwriting Expenses. Other underwriting expenses for the three months ended March 31, 2008 increased by $4.1 million, or 11.6%, compared to the three months ended March 31, 2007, primarily due to higher compensation and benefits expense and an increased staff count, primarily in the U.S. Insurance segment. Included in other underwriting expenses were corporate underwriting expenses, which are expenses that are not allocated to segments, of $2.8 million and $7.0 million for the three months ended March 31, 2008 and 2007, respectively. This decrease was primarily due to the allocation, starting in the fourth quarter of 2007 to segments, of share-based compensation expense which had been previously retained in corporate expenses.

Interest Expense. Interest expense was $19.8 million and $17.5 million for the three months ended March 31, 2008 and 2007, respectively. The increase was due to the issuance of $400.0 million principal amount of 6.6% fixed to floating rate long term subordinated notes in April 2007, partially offset by the November 15, 2007 early retirement of $216.5 million of 7.85% junior subordinated debt securities.

Income Tax Expense. Our income tax expense was $6.3 million, which represented a 7.5% effective tax rate for the three months ended March 31, 2008 compared to $59.8 million, which represented a 16.7% effective tax rate for the three months ended March 31, 2007. The decrease in the effective tax rate is principally due to lower taxable income as a proportion of pre-tax net income resulting from the realization of net capital losses for the three months ended March 31, 2008 compared to net capital gains for the three months ended March 31, 2007. Our income tax expense is primarily a function of the statutory tax rates and corresponding pre-tax income in the jurisdictions where we operate, coupled with the impact from tax-preferenced investment income.

Variations in our effective tax rate generally result from changes in the relative levels of pre-tax income among jurisdictions with different tax rates.

Net Income.

Net income was significantly lower at $77.9 million for the three months ended March 31, 2008 compared to $297.6 million for the three months ended March 31, 2007, primarily as a result of net realized capital losses and the other changes in the various statement lines discussed above.

Ratios.

Our combined ratio increased by 6.7 points to 89.1% for the three months ended March 31, 2008 compared to 82.4% for the three months ended March 31, 2007, principally driven by a 3.5 point increase in the loss ratio due to an increase in prior years’ loss development, a 2.4 point increase in the commission and brokerage ratio, driven by market conditions and a 0.8 point increase in the other underwriting expense ratio.

Shareholders’ Equity.

Shareholders’ equity decreased by $51.8 million to $5,633.0 million for the three months ended March 31, 2008 from $5,684.8 million as of December 31, 2007, principally due to the repurchase of 1.1 million common shares for $100.8 million and $30.0 million of shareholder dividends, partially offset by net income of $77.9 million for the three months ended March 31, 2008.

Consolidated Investment Results

Net Investment Income.

Net investment income decreased by 3.6% to $150.1 million for the three months ended March 31, 2008 from $155.8 million for the three months ended March 31, 2007, primarily due to a loss from our limited partnership investments in the quarter, driven by those partnerships invested in public equity securities. All major equity indices declined in the quarter and these vehicles suffered declines as well. The declines were partially offset by slight increases in net investment income on each of the other investment portfolios.

The following table shows the components of net investment income for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in millions)	2008	2007
Fixed maturities	$ 128.4	$ 126.5
Equity securities	5.5	3.9
Short-term investments and cash	22.6	19.1
Other invested assets
Limited partnerships	(5.1)	7.6
Other	1.3	1.2
Total gross investment income	152.7	158.3
Interest credited and other expense	(2.6)	(2.5)
Total net investment income	$ 150.1	$ 155.8

(Some amounts may not reconcile due to rounding.)

The following table shows a comparison of various investment yields for the periods indicated:

	At	At
	March 31,	December 31,
	2008	2007

Imbedded pre-tax yield of cash and invested assets	4.4%	4.7%
Imbedded after-tax yield of cash and invested assets	3.7%	3.9%

	Three Months Ended
	March 31,
	2008	2007

Annualized pre-tax yield on average cash and invested assets	4.1%	4.6%
Annualized after-tax yield on average cash and invested assets	3.4%	3.9%

Net Realized Capital (Losses) Gains.

The following table presents the composition of our net realized capital (losses) gains for the periods indicated:

	Three Months Ended
	March 31,		2008/2007
(Dollars in millions)	2008	2007	Variance	% Change

(Losses) gains from sales:
Fixed maturities
Gains	$ 1.4	$ 1.3	$ 0.1	7.7%
Losses	(2.4)	(0.1)	(2.3)	NM
Total	(1.0)	1.2	(2.2)	-183.3%

Equity securities, fair value
Gains	2.7	48.0	(45.3)	-94.4%
Losses	(16.6)	(3.0)	(13.6)	NM
Total	(13.9)	45.0	(58.9)	-130.9%

Total net realized (losses) gains from sales
Gains	4.1	49.3	(45.2)	-91.7%
Losses	(19.0)	(3.1)	(15.9)	NM
Total	(14.9)	46.2	(61.1)	-132.2%

(Losses) gains from fair value adjustments:
Equity securities, fair value	(121.5)	(5.3)	(116.2)	NM

Total net realized (losses) gains	$ (136.4)	$ 40.9	$ (177.3)	NM

(NM, not meaningful)
(Some amounts may not reconcile due to rounding)

For the three months ended March 31, 2008 and 2007, we recorded $121.5 million and $5.3 million, respectively, of net realized capital losses on our equity securities at fair value due to fair value re-measurements.

Segment Results.

Through our subsidiaries, we operate in five segments: U.S. Reinsurance, U.S. Insurance, Specialty Underwriting, International and Bermuda. The U.S. Reinsurance operation writes property and casualty reinsurance, on both a treaty and facultative basis, through reinsurance brokers, as well as directly with ceding companies within the U.S. The U.S. Insurance operation writes property and casualty insurance primarily through general agents and surplus lines brokers within the U.S. The Specialty Underwriting operation writes accident and health ("A&H"), marine, aviation and surety business within the U.S. and worldwide through brokers and directly with ceding companies. The International operation writes non-U.S. property and casualty reinsurance through Everest Re’s branches in Canada and Singapore and offices in Miami and New Jersey. The Bermuda operation provides insurance and reinsurance to worldwide property and casualty markets and reinsurance to the United Kingdom and European markets through its UK branch.

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

The following discusses the underwriting results for each of our segments for the periods indicated:

U.S. Reinsurance.

The following table presents the underwriting results and ratios for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	2008	2007	Variance	% Change
Gross written premiums	$ 233.7	$ 354.4	$ (120.7)	-34.1%
Net written premiums	229.9	348.9	(119.0)	-34.1%

Premiums earned	$ 289.3	$ 353.2	$ (63.9)	-18.1%
Incurred losses and LAE	176.9	122.4	54.5	44.5%
Commission and brokerage	80.3	76.3	4.0	5.2%
Other underwriting expenses	8.8	6.5	2.3	35.4%
Underwriting gain	$ 23.3	$ 148.1	$ (124.8)	-84.3%

				Point Chg
Loss ratio	61.1%	34.6%		26.5
Commission and brokerage ratio	27.7%	21.6%		6.1
Other underwriting expense ratio	3.1%	1.9%		1.2
Combined ratio	91.9%	58.1%		33.8

(Some amounts may not reconcile due to rounding)

Premiums. Gross written premiums decreased by 34.1% to $233.7 million for the three months ended March 31, 2008 from $354.4 million for the three months ended March 31, 2007, primarily due to a $65.5 million (32.3%) decrease in treaty property volume, a $32.9 million (32.2%) decrease in treaty casualty volume and a $22.2 million (45.0%) decrease in facultative volume. Property premiums were lower due to ceding companies increasing their retentions, lower premium rates due to competition and lower quota share premiums as purchases of common account covers by certain ceding companies increased, thus reducing premiums subject to cessions under quota share contracts. The treaty casualty market remains highly competitive with lower rates, demands for higher ceding commissions, relaxed terms and ceding companies retaining a greater proportion of their gross premiums. Net written premiums decreased by 34.1% to $229.9 million for the three months ended March 31, 2008 compared to $348.9 million for the three months ended March 31, 2007, primarily due to the decrease in gross written premiums. Net premiums earned decreased by 18.1% to $289.3 million for the three months ended March 31, 2008 compared to $353.2 million for the three months ended March 31, 2007. The change in net premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended March 31,
	2008			2007			2008/2007 Variance
	Current	Prior	Total	Current	Prior	Total	Current	Prior	Total
(Dollars in millions)	Year	Years	Incurred	Year	Years	Incurred	Year	Years	Incurred

Attritional	$ 136.5	$ 34.7	$ 171.2	$ 159.5	$ (26.8)	$ 132.7	$ (23.0)	$ 61.5	$ 38.5
Catastrophes	-	5.7	5.7	-	(10.4)	(10.4)	-	16.1	16.1
A&E	-	-	-	-	-	-	-	-	-
Total segment	$ 136.5	$ 40.3	$ 176.9	$ 159.5	$ (37.1)	$ 122.4	$ (23.0)	$ 77.4	$ 54.5
Loss ratio	47.2%	13.9%	61.1%	45.2%	-10.5%	34.6%	2.0	24.4	26.5
(Some amounts may not reconcile due to rounding.)

Incurred losses were 26.5 points higher for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. The primary contributors were 19.6 points of prior years’ attritional reserve development increase, with $32.6 million of the 2008 development attributable to an unfavorable arbitration decision related to a 2001 retrocessional coverage. Strengthening of prior years’ catastrophes reserves added 4.9 points, which was principally due to the 2005 hurricanes. Current year attritional losses were 2.0 points higher in this year’s first quarter than in last year’s.

Segment Expenses. Commission and brokerage expenses increased by 5.2% to $80.3 million for the three months ended March 31, 2008 from $76.3 million for the three months ended March 31, 2007 representing an increase in the commission ratio to 27.7% from 21.6%. Increasingly competitive market conditions, higher commission rates on certain property quota shares due to the contract structures, and changes in business mix were the primary contributors to the increase. Segment other underwriting expenses for the three months ended March 31, 2008 increased to $8.8 million from $6.5 million for the three months ended March 31, 2007, principally due to the allocation of certain corporate charges to segments starting in the fourth quarter of 2007, which had been previously retained in corporate expenses.

U.S. Insurance.

The following table presents the underwriting results and ratios for the U.S. Insurance segment for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	2008	2007	Variance	% Change
Gross written premiums	$ 210.5	$ 217.4	$ (6.9)	-3.2%
Net written premiums	176.6	197.4	(20.8)	-10.5%

Premiums earned	$ 194.5	$ 193.0	$ 1.5	0.8%
Incurred losses and LAE	133.9	179.5	(45.6)	-25.4%
Commission and brokerage	35.4	33.2	2.2	6.6%
Other underwriting expenses	14.3	12.4	1.9	15.3%
Underwriting gain (loss)	$ 10.9	$ (32.1)	$ 43.0	134.0%

				Point Chg
Loss ratio	68.9%	93.0%		(24.1)
Commission and brokerage ratio	18.2%	17.2%		1.0
Other underwriting expense ratio	7.3%	6.4%		0.9
Combined ratio	94.4%	116.6%		(22.2)

(Some amounts may not reconcile due to rounding)

Premiums. Gross written premiums decreased by 3.2% to $210.5 million for the three months ended March 31, 2008 from $217.4 million for the three months ended March 31, 2007. No single program accounts for a substantial portion of the change, although, in general, workers’ compensation and contractors’ liability premiums continue to decline due to increased competition. Net written premiums decreased by 10.5% to $176.6 million for the three months ended March 31, 2008 compared to $197.4 million for the three months ended at March 31, 2007 as our cessions increased. Net premiums earned increased slightly to $194.5 million for the three months ended March 31, 2008 compared to $193.0 million for the three months ended March 31, 2007. The change in net premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are reflected at the initiation of the coverage period.

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the U.S. Insurance segment for the periods indicated.

	Three Months Ended March 31,
	2008			2007			2008/2007 Variance
	Current	Prior	Total	Current	Prior	Total	Current	Prior	Total
(Dollars in millions)	Year	Years	Incurred	Year	Years	Incurred	Year	Years	Incurred

Attritional	$ 131.6	$ 2.3	$ 133.9	$ 135.9	$ 43.7	$ 179.6	$ (4.3)	$ (41.4)	$ (45.7)
Catastrophes	-	-	-	-	(0.1)	(0.1)	-	0.1	0.1
Total segment	$ 131.6	$ 2.3	$ 133.9	$ 135.9	$ 43.6	$ 179.5	$ (4.3)	$ (41.3)	$ (45.6)
Loss ratio	67.7%	1.2%	68.9%	70.4%	22.6%	93.0%	(2.7)	(21.4)	(24.1)
(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased by 25.4% to $133.9 million for the three months ended March 31, 2008 from $179.5 million for the three months ended March 31, 2007 as the segment loss ratio decreased by 24.1 points to 68.9%. The decrease is principally due to the decrease in prior years’ reserve development in 2008 compared to 2007. We strengthened reserves for an auto loan credit insurance program by $59.9 million in the first quarter of 2007. This was somewhat mitigated by favorable development on other reserves. During the first quarter of 2008, we experienced a modest amount of unfavorable development, in the aggregate.

Segment Expenses. Commission and brokerage increased by 6.6% to $35.4 million for the three months ended March 31, 2008 from $33.2 million for the three months ended March 31, 2007, principally due to the increase in commission costs on new programs. Segment other underwriting expenses for the three months ended March 31, 2008 increased to $14.3 million as compared to $12.4 million for the three months ended March 31, 2007, primarily due to increased compensation costs associated with increased staff and the allocation of certain corporate charges to segments starting in the fourth quarter of 2007, which had been previously retained in corporate expenses.

Specialty Underwriting.

The following table presents the underwriting results and ratios for the Specialty Underwriting segment for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	2008	2007	Variance	% Change
Gross written premiums	$ 54.9	$ 54.7	$ 0.2	0.4%
Net written premiums	54.3	53.3	1.0	1.9%

Premiums earned	$ 52.3	$ 55.7	$ (3.4)	-6.1%
Incurred losses and LAE	28.3	41.1	(12.8)	-31.1%
Commission and brokerage	16.4	15.8	0.6	3.8%
Other underwriting expenses	2.4	1.6	0.8	50.0%
Underwriting gain (loss)	$ 5.1	$ (2.8)	$ 7.9	NM

				Point Chg
Loss ratio	54.2%	73.8%		(19.6)
Commission and brokerage ratio	31.4%	28.4%		3.0
Other underwriting expense ratio	4.6%	2.9%		1.7
Combined ratio	90.2%	105.1%		(14.9)

(NM, not meaningful)
(Some amounts may not reconcile due to rounding)

Premiums. Gross written premiums increased by 0.4% to $54.9 million for the three months ended March 31, 2008 from $54.7 million for the three months ended March 31, 2007. Gross written premiums remained relatively flat although marine was up slightly and aviation, where market premiums continue to appear to be inadequate in the aggregate, was down. Surety and A&H premiums were little changed from last year. Net written premiums increased 1.9% to $54.3 million for the three months ended March 31, 2008 compared to $53.3 million for the three months ended March 31, 2007. Net premiums earned decreased 6.1% to $52.3 million for the three months ended March 31, 2008 compared to $55.7 million for the three months ended March 31, 2007. By line of business, we experienced a $3.4 million (41.9%) decrease in aviation earned premium, a $1.2 million (5.3%) decrease in A&H earned premium and a $0.6 million (4.8%) decrease in surety earned premium, partially offset by a $1.8 million (14.0%) increase in marine earned premium. The change in net premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are reflected at the initiation of the coverage period.

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the Specialty Underwriting segment for the periods indicated.

	Three Months Ended March 31,
	2008			2007			2008/2007 Variance
	Current	Prior	Total	Current	Prior	Total	Current	Prior	Total
(Dollars in millions)	Year	Years	Incurred	Year	Years	Incurred	Year	Years	Incurred

Attritional	$ 29.7	$ (3.0)	$ 26.7	$ 32.3	$ -	$ 32.3	$ (2.6)	$ (3.0)	$ (5.6)
Catastrophes	-	1.7	1.7	-	8.8	8.8	-	(7.1)	(7.1)
Total segment	$ 29.7	$ (1.3)	$ 28.3	$ 32.3	$ 8.8	$ 41.1	$ (2.6)	$ (10.1)	$ (12.8)
Loss ratio	56.8%	-2.6%	54.2%	58.0%	15.8%	73.8%	(1.2)	(18.4)	(19.6)
(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased 31.1% to $28.3 million for the three months ended March 31, 2008 compared to $41.1 million for the three months ended March 31, 2007. Overall, the loss ratio was lower by 19.6 points compared to the first quarter of 2007. The loss ratio for the current accident year was 56.8% during the first quarter of 2008, lower by 1.2 points. During the first quarter of 2008, Specialty experienced net favorable development of 2.6 points compared to unfavorable development of 15.8 points in last year’s first quarter, a favorable swing of 18.4 points. The unfavorable catastrophe loss development in both quarters relates primarily to Hurricane Katrina in 2005. The loss ratio for the prior years’ catastrophes decreased 12.6 points and prior years’ attritional favorable reserve development decreased 5.7 points.

Segment Expenses. Commission and brokerage increased 3.8% to $16.4 million in for the three months ended March 31, 2008 from $15.8 million for the three months ended March 31, 2007 as the increase in competition impacted the commission costs. Segment other underwriting expenses increased 50.0% to $2.4 million for the three months ended March 31, 2008 from $1.6 million for the three months ended March 31, 2007, primarily due to the allocation of certain corporate charges to segments, which had been previously retained in corporate expenses.

International.

The following table presents the underwriting results and ratios for the International segment for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	2008	2007	Variance	% Change
Gross written premiums	$ 186.4	$ 173.3	$ 13.1	7.6%
Net written premiums	186.3	173.9	12.4	7.1%

Premiums earned	$ 191.0	$ 179.8	$ 11.2	6.2%
Incurred losses and LAE	109.7	95.7	14.0	14.6%
Commission and brokerage	46.3	43.5	2.8	6.4%
Other underwriting expenses	5.1	3.7	1.4	37.8%
Underwriting gain	$ 29.9	$ 36.8	$ (6.9)	-18.8%

				Point Chg
Loss ratio	57.5%	53.2%		4.3
Commission and brokerage ratio	24.3%	24.2%		0.1
Other underwriting expense ratio	2.6%	2.1%		0.5
Combined ratio	84.4%	79.5%		4.9

(Some amounts may not reconcile due to rounding)

Premiums. Gross written premiums increased by 7.6% to $186.4 million for the three months ended March 31, 2008 from $173.3 million for the three months ended March 31, 2007. Approximately 6.7% of this increase was due to currency movement. We wrote new business and experienced growth in local currency terms, particularly in the Middle East and Latin America. This growth was partially offset by a decline in business written through the Asian branch, principally due to seasonal factors. Net written premiums increased by 7.1% to $186.3 million for the three months ended March 31, 2008 compared to $173.9 million for the three months ended March 31, 2007, principally as a result of the increase in gross written premiums. Net premiums earned increased 6.2% to $191.0 million for the three months ended March 31, 2008 compared to $179.8 million for the three months ended March 31, 2007, consistent with the increase in net written premiums.

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the International segment for the periods indicated.

	Three Months Ended March 31,
	2008			2007			2008/2007 Variance
	Current	Prior	Total	Current	Prior	Total	Current	Prior	Total
(Dollars in millions)	Year	Years	Incurred	Year	Years	Incurred	Year	Years	Incurred

Attritional	$ 102.0	$ (3.0)	$ 98.9	$ 98.0	$ (10.0)	$ 88.0	$ 4.0	$ 7.0	$ 10.9
Catastrophes	8.0	2.8	10.8	5.7	2.0	7.7	2.3	0.8	3.1
Total segment	$ 110.0	$ (0.2)	$ 109.7	$ 103.7	$ (8.0)	$ 95.7	$ 6.3	$ 7.8	$ 14.0
Loss ratio	57.6%	-0.1%	57.5%	57.7%	-4.4%	53.2%	(0.1)	4.3	4.3
(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 14.6% to $109.7 million for the three months ended March 31, 2008 compared to $95.7 million for the three months ended March 31, 2007. The segment loss ratio increased by 4.3 points, principally due to the relative absence of development in this year’s first quarter compared to 4.4 points of favorable development during the first quarter of 2007.

Segment Expenses. Commission and brokerage increased 6.4% to $46.3 million for the three months ended March 31, 2008 from $43.5 million for the three months ended March 31, 2007, which was in line with the increase in premiums. Segment other underwriting expenses for the three months ended March 31, 2008 increased to $5.1 million compared to $3.7 million for the three months ended March 31, 2007, primarily due to the allocation of certain corporate charges to segments, which had been previously retained in corporate expenses.

Bermuda.

The following table presents the underwriting results and ratios for the Bermuda segment for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	2008	2007	Variance	% Change
Gross written premiums	$ 192.0	$ 217.0	$ (25.0)	-11.5%
Net written premiums	191.6	216.4	(24.8)	-11.5%

Premiums earned	$ 184.9	$ 223.0	$ (38.1)	-17.1%
Incurred losses and LAE	96.5	127.1	(30.6)	-24.1%
Commission and brokerage	48.8	56.8	(8.0)	-14.1%
Other underwriting expenses	6.8	4.9	1.9	38.8%
Underwriting gain	$ 32.9	$ 34.3	$ (1.4)	-4.1%

				Point Chg
Loss ratio	52.2%	57.0%		(4.8)
Commission and brokerage ratio	26.4%	25.4%		1.0
Other underwriting expense ratio	3.6%	2.2%		1.4
Combined ratio	82.2%	84.6%		(2.4)

(Some amounts may not reconcile due to rounding)

Premiums. Gross written premiums decreased by 11.5% to $192.0 million for the three months ended March 31, 2008 compared to $217.0 million for the three months ended March 31, 2007. Premiums written through the UK office decreased $25.2 million, which accounts for the majority of the decline; much of the decline was due to reductions in premium estimates on contracts with certain Lloyds' syndicates. Net written premiums decreased by 11.5% to $191.6 million for the three months ended March 31, 2008 compared to $216.4 million for the three months ended March 31, 2007, commensurate with the decrease in gross written premiums. Net premiums earned decreased 17.1% to $184.9 million for the three months ended March 31, 2008 compared to $223.0 million for the three months ended March 31, 2007. The change in net premiums earned relative to the net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are reflected at the initiation of the coverage period.

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the Bermuda segment for the periods indicated.

	Three Months Ended March 31,
	2008			2007			2008/2007 Variance
	Current	Prior	Total	Current	Prior	Total	Current	Prior	Total
(Dollars in millions)	Year	Years	Incurred	Year	Years	Incurred	Year	Years	Incurred

Attritional	$ 103.8	$ (10.0)	$ 93.8	$ 114.0	$ (14.9)	$ 99.1	$ (10.2)	$ 4.9	$ (5.3)
Catastrophes	7.7	(5.0)	2.7	28.2	(0.3)	27.9	(20.5)	(4.7)	(25.2)
A&E	-	-	-	-	-	-	-	-	-
Total segment	$ 111.5	$ (15.1)	$ 96.5	$ 142.2	$ (15.1)	$ 127.1	$ (30.7)	$ 0.0	$ (30.6)
Loss ratio	60.3%	-8.2%	52.2%	63.8%	-6.8%	57.0%	(3.5)	(1.4)	(4.8)
(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased by 24.1% to $96.5 million for the three months ended March 31, 2008 compared to $127.1 million for the three months ended March 31, 2007. The segment loss ratio for Bermuda decreased 4.8 points, reflecting an 11.1 point decrease in catastrophe losses, primarily current year, partially offset by a 6.3 point increase in attritional losses, principally current year.

Segment Expenses. Commission and brokerage decreased by 14.1% to $48.8 million for the three months ended March 31, 2008 from $56.8 million for the three months ended March 31, 2007, principally the result of decreases in premiums earned. Segment other underwriting expenses for the three months ended March 31, 2008 increased to $6.8 million compared to $4.9 million for the three months ended March 31, 2007, primarily due to the allocation of certain corporate charges to segments, which had been previously retained in corporate expenses.

FINANCIAL CONDITION

Cash and Invested Assets. Aggregate invested assets, including cash and short-term investments, were $14,996.5 million at March 31, 2008, up by $60.3 million, compared to $14,936.2 million at December 31, 2007. This increase is primarily the result of $250.7 million of cash flows from operations and $65.5 million from foreign exchange, partially offset by $121.5 million of fair value re-measurements on equity securities, the repurchase in the open market of 1.1 million common shares for $100.8 million, $30.5 million of unrealized depreciation, primarily on fixed maturities, and $30.0 million in dividends to shareholders.

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

For outstanding liabilities, we invest in taxable and tax-preferenced fixed income securities with an average credit quality of Aa2, as rated by Moody’s Investors Service, Inc. (“Moody’s”), an independent investment rating service. Our mix of taxable and tax-preferenced investments is adjusted continuously, consistent with our current and projected operating results, market conditions and our tax position. This fixed maturity portfolio is externally managed by an independent, professional investment manager using portfolio guidelines provided by us.

Over the past few years, we have reallocated our shareholders’ equity investment portfolio to include 1) publicly traded equity securities, primarily individual equity securities intended to emulate the performance of specific exchange traded funds or equity indexes or exchange traded funds, and 2) private equity limited partnership investments. The objective of this portfolio diversification is to enhance the risk-adjusted total return of the investment portfolio by allocating a prudent portion of the portfolio to higher return asset classes. We have limited our allocation to these asset classes because of 1) the potential for volatility in their values and 2) the impact of these investments on regulatory and rating agency capital adequacy models. At March 31, 2008, the market/fair value of investments in equity and limited partnership securities approximated 33% of shareholders’ equity.

The tables below summarize the composition and characteristics of our investment portfolio for the periods indicated:

	At		At
(Dollars in millions)	March 31, 2008		December 31, 2007
Fixed maturities	$ 10,602.1	70.7%	$ 10,245.6	68.6%
Equity securities, market value	26.5	0.2%	24.7	0.1%
Equity securities, fair value	1,216.1	8.1%	1,535.3	10.3%
Short-term investments	2,272.1	15.1%	2,225.7	14.9%
Other invested assets	661.7	4.4%	654.3	4.4%
Cash	218.0	1.5%	250.6	1.7%
Total investments and cash	$ 14,996.5	100.0%	$ 14,936.2	100.0%

	At		At
	March 31, 2008		December 31, 2007
Fixed income portfolio duration	4.1 years		3.9 years
Fixed income composite credit quality	Aa2		Aa2
Imbedded end of period yield, pre-tax	4.4%		4.7%
Imbedded end of period yield, after-tax	3.7%		3.9%

The following table provides a comparison of our total return by asset class relative to broadly accepted industry benchmarks for the periods indicated:

	Three Months Ended	Twelve Months Ended
	March 31, 2008	December 31, 2007
Our fixed income portfolio total return	1.0%	5.0%
Lehman bond aggregate index	2.2%	7.0%

Our common equity portfolio total return	-9.0%	9.2%
S & P 500 index total return	-9.5%	5.5%

Our other invested asset portfolio total return	-1.1%	13.5%

Reinsurance Receivables. Reinsurance receivables for both paid and unpaid losses totaled $638.6 million at March 31, 2008 and $666.2 million at December 31, 2007. At March 31, 2008, $186.6 million, or 29.2%, was receivable from Transatlantic Reinsurance Company; $169.1 million, or 26.5%, was receivable from Founders Insurance Company Limited, for which the Company has established a $168.4 million provision for uncollectible reinsurance; $100.0 million, or 15.7%, was receivable from Continental Insurance Company; $53.5 million, or 8.4%, was receivable from Munich Reinsurance Company; $39.4 million, or 6.2%, was receivable from Berkley Insurance Company and $38.6 million, or 6.0%, was receivable from Ace Property and Casualty Insurance Company. The receivable from Continental is collateralized by a funds held arrangement under which we have retained the premium payments due the retrocessionaire, recognized liabilities for such amounts and reduced such liabilities as payments are due from the retrocessionaire. No other retrocessionaire accounted for more than 5% of our receivables.

Loss and LAE Reserves. Gross loss and LAE reserves totaled $9,124.4 million at March 31, 2008 and $9,040.6 million at December 31, 2007.

The following tables summarize gross outstanding loss and LAE reserves by segment, classified by case reserves and IBNR reserves, for the periods indicated:

Gross Reserves By Segment
	As of March 31, 2008
	Case	IBNR	Total	% of
(Dollars in millions)	Reserves	Reserves	Reserves	Total
U.S. Reinsurance	$ 1,403.4	$ 1,919.6	$ 3,323.0	36.4%
U.S. Insurance	593.2	1,113.9	1,707.1	18.7%
Specialty Underwriting	262.7	157.1	419.7	4.6%
International	659.5	473.4	1,132.9	12.4%
Bermuda	765.2	875.5	1,640.7	18.0%
Total excluding A&E	3,684.0	4,539.4	8,223.4	90.1%
A&E	463.3	437.8	901.0	9.9%
Total including A&E	$ 4,147.2	$ 4,977.2	$ 9,124.4	100.0%

(Some amounts may not reconcile due to rounding.)

	At December 31, 2007
	Case	IBNR	Total	% of
(Dollars in millions)	Reserves	Reserves	Reserves	Total
U.S. Reinsurance	$ 1,414.2	$ 1,907.0	$ 3,321.2	36.8%
U.S. Insurance	597.5	1,083.7	1,681.2	18.6%
Specialty Underwriting	273.2	161.3	434.5	4.8%
International	632.0	472.8	1,104.8	12.2%
Bermuda	753.1	823.0	1,576.1	17.4%
Total excluding A&E	3,670.0	4,447.8	8,117.8	89.8%
A&E	439.8	483.0	922.8	10.2%
Total including A&E	$ 4,109.8	$ 4,930.8	$ 9,040.6	100.0%

Changes in earned premiums and business mix, reserve re-estimations, catastrophe losses and changes in catastrophe loss reserves and claim settlement activity all impact loss and LAE reserves by segment and in total.

Our loss and LAE reserves represent our best estimate of our ultimate liability for unpaid claims. We periodically re-evaluate our reserves, including re-estimates of prior period reserves, taking into consideration all available information and, in particular, newly reported loss and claim experience. Changes in reserves resulting from such re-evaluations are reflected in incurred losses in the period when the re-evaluation is made. Our analytical methods and processes operate at multiple levels including individual contracts, groupings of like contracts, classes and lines of business, internal business units, segments, legal entities, and in the aggregate. In order to set appropriate reserves, we make qualitative and quantitative analyses and judgments at these various levels. Additionally, the attribution of reserves, changes in reserves and incurred losses among accident years requires qualitative and quantitative adjustments and allocations at these various levels. We utilize actuarial science, business expertise and management judgment in a manner intended to assure the accuracy and consistency of our reserving practices. Nevertheless, our reserves are estimates, which are subject to variation, which may be significant.

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

Asbestos and Environmental Exposures. The following table summarizes incurred losses and outstanding loss reserves with respect to A&E reserves on both a gross and net of retrocessions basis for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in millions)	2008	2007
Gross basis:
Beginning of period reserves	$ 922.8	$ 650.1
Incurred losses	-	-
Paid losses	(21.8)	(17.9)
End of period reserves	$ 901.0	$ 632.2

Net basis:
Beginning of period reserves	$ 827.4	$ 511.4
Incurred losses	-	-
Paid losses	15.8	6.5
End of period reserves	$ 843.2	$ 517.9

At March 31, 2008, the gross reserves for A&E losses were comprised of $154.0 million representing case reserves reported by ceding companies, $137.8 million representing additional case reserves established by us on assumed reinsurance claims, $171.4 million representing case reserves established by us on direct excess insurance claims, including Mt. McKinley Insurance Company (“Mt. McKinley”), and $437.8 million representing IBNR reserves.

With respect to asbestos only, at March 31, 2008, we had gross asbestos loss reserves of $845.3 million, or 93.8%, of total A&E reserves, of which $575.4 million was for assumed business and $269.9 million was for direct business.

The increase in end of period A&E reserves at March 31, 2008 compared to March 31, 2007 was primarily the result of our reserve study in the fourth quarter of 2007, where we increased our gross reinsurance asbestos reserves by $250.0 million and increased our gross direct asbestos reserves by $75.0 million. Given our recent study and loss trends for these exposures, we believe our reserves at March 31, 2008 make adequate provisions for our asbestos losses. Nevertheless, given historical experience associated with asbestos claims, we cannot provide assurances that our current reserves are adequate and it is possible that our ultimate losses may exceed our estimate by a material amount.

Industry analysts use the “survival ratio” to compare the A&E reserves among companies with such liabilities. The survival ratio is typically calculated by dividing a company’s current net reserves by the three year average of annual net paid losses. Hence, the survival ratio equals the number of years that it would take to exhaust the current reserves if future loss payments were to continue at historical levels. Using this measurement, our net three year asbestos survival ratio was 3.5 years for direct business and 13.9 years for reinsurance business at March 31, 2008.

Shareholders’ Equity. Our shareholders’ equity decreased to $5,633.0 million as of March 31, 2008 from $5,684.8 million as of December 31, 2007, principally due to the repurchase of 1.1 million common shares for $100.8 million and $30.0 million of shareholder dividends, partially offset by net income of $77.9 million for the three months ended March 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Capital. Our business operations are in part dependent on our financial strength, and the market’s perception of our strength, as measured by shareholders’ equity, which was $5,633.0 million at March 31, 2008 and $5,684.8 million at December 31, 2007. We possess significant financial flexibility and access to the debt and equity markets as a result of our perceived financial strength, as evidenced by the financial strength ratings as assigned by independent rating agencies. We continuously monitor our capital and financial position, as well as investment and security market conditions and respond accordingly.

From time to time, we have used open market share repurchases to effectively adjust our capital position. In September 2004, our authorization to purchase our shares was amended to authorize the repurchase of up to 5 million shares. As of March 31, 2008, we had repurchased 3.6 million shares under this authorization.

On December 1, 2005, we filed a shelf registration statement on Form S-3ASR with the Securities and Exchange Commission (“SEC’), as a Well Known Seasoned Issuer under the new registration and offering revisions to the Securities Act of 1933. Generally, under this shelf registration statement, Group is authorized to issue common shares, preferred shares, debt securities, warrants and hybrid securities, Holdings is authorized to issue debt securities and Everest Re Capital Trust III (“Capital Trust III”) is authorized to issue trust preferred securities.

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

For outstanding liabilities, we invest in taxable and tax-preferenced fixed income securities with an average credit quality of Aa2, as rated by Moody’s. Our mix of taxable and tax-preferenced investments is adjusted continuously, consistent with our current and projected operating results, market conditions and our tax position.

This fixed maturity portfolio is externally managed by an independent, professional investment manager using portfolio guidelines provided by us.

Over the past few years, we have reallocated our shareholders’ equity investment portfolio to include 1) publicly traded equity securities, primarily individual equity securities intended to emulate the performance of specific exchange traded funds or equity indexes or exchange traded funds, and 2) private equity limited partnership investments. The objective of this portfolio diversification is to enhance the risk-adjusted total return of the investment portfolio by allocating a prudent portion of the portfolio to higher return asset classes. We have limited our allocation to these asset classes because of 1) the potential for volatility in their values and 2) the impact of these investments on regulatory and rating agency capital adequacy models. At March 31, 2008, the market/fair value of investments in equity and limited partnership securities approximated 33% of shareholders’ equity.

Our liquidity requirements are generally met from positive cash flow from operations. Positive cash flow results from reinsurance and insurance premiums being collected prior to disbursements for claims, which disbursements generally take place over an extended period after the collection of premiums, sometimes a period of many years. Collected premiums are generally invested, prior to their use in such disbursements, and investment income provides additional funding for loss payments. Our net cash flows from operating activities were $250.7 million and $162.3 million for the three months ended March 31, 2008 and 2007, respectively. Additionally, these cash flows reflected net tax payments of $33.2 million and $25.3 million for the three months ended March 31, 2008 and 2007, respectively; net catastrophe loss payments of $68.4 million and $141.2 million for the three months ended March 31, 2008 and 2007, respectively; and net A&E loss recoveries of $15.8 million and $6.5 million for the three months ended March 31, 2008 and 2007, respectively. The increase in net cash flows from operations in 2008 compared with 2007 was primarily due to lower catastrophe claim payments in the first quarter of 2008 compared to the first quarter of 2007.

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

As the timing of payments for claims and benefits cannot be predicted with certainty, we maintain portfolios of long term invested assets with varying maturities, along with short-term investments that provide additional liquidity for payment of claims. At March 31, 2008 and December 31, 2007 we held cash and short-term investments of $2,490.1 million and $2,476.3 million, respectively. In addition to these cash and short-term investments at March 31, 2008, we had $504.3 million, at market value, of available for sale fixed maturity securities maturing within one year or less, $2,672.1 million maturing within one to five years and $7,425.8 million maturing after five years. Our $1,242.6 million of equity securities are comprised primarily of publicly traded securities that can be easily liquidated. We believe that these fixed maturity and equity securities, in conjunction with the short-term investments and positive cash flow from operations, provide ample sources of liquidity for the expected payment of losses in the near future. We do not anticipate selling securities or using available credit facilities to pay losses and LAE but have the ability to do so. Sales of securities might result in realized capital gains or losses and at March 31, 2008 we had $101.5 million of net pre-tax unrealized appreciation, comprised of $247.9 million of pre-tax unrealized appreciation and $146.4 million of pre-tax unrealized depreciation.

Management expects the trend of positive cash flow from operations, which in general reflects the strength of overall pricing, to persist over the near term, absent any unusual catastrophe activity. In the intermediate and long term, the trend will be impacted by the extent to which competitive pressures affect overall pricing in our markets and the extent to which we successfully maintain our strategy of emphasizing underwriting profitability.

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

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth. Minimum net worth is an amount equal to the sum of $3,575.4 million plus 25% of consolidated net income for each of Group’s fiscal quarters, for which statements are available ending on or after January 1, 2007 and for which consolidated net income is positive, plus 25% of any increase in consolidated net worth during such period attributable to the issuance of ordinary and preferred shares. As of March 31, 2008, the Company was in compliance with all Group Credit Facility covenants.

At March 31, 2008 and December 31, 2007, there were outstanding letters of credit of $92.0 million and $22.0 million, respectively, under tranche one of the Group Credit Facility. At March 31, 2008 and December 31, 2007, there were outstanding standby letters of credit of $297.4 million and $288.0 million, respectively, under tranche two of the Group Credit Facility.

Effective August 23, 2006, Holdings entered into a five year, $150.0 million senior revolving credit facility with a syndicate of lenders, referred to as the “Holdings Credit Facility”. Citibank N.A. is the administrative agent for the Holdings Credit Facility. The Holdings Credit Facility is used for liquidity and general corporate purposes. The Holdings Credit Facility provides for the borrowing of up to $150.0 million with interest at a rate selected by Holdings equal to either, (1) the Base Rate (as defined below) or (2) a periodic fixed rate equal to the Eurodollar Rate plus an applicable margin. The Base Rate means a fluctuating interest rate per annum in effect from time to time to be equal to the higher of (a) the rate of interest publicly announced by Citibank as its prime rate or (b) 0.5% per annum above the Federal Funds Rate, in each case plus the applicable margin. The amount of margin and the fees payable for the Holdings Credit Facility depends upon Holdings’ senior unsecured debt rating.

The Holdings Credit Facility requires Holdings to maintain a debt to capital ratio of not greater than 0.35 to 1 and Everest Re to maintain its statutory surplus at $1.5 billion plus 25% of future aggregate net income and 25% of future aggregate capital contributions after December 31, 2005. As of March 31, 2008, Holdings was in compliance with all Holdings Credit Facility covenants.

At March 31, 2008 and December 31, 2007, there were outstanding letters of credit of $17.2 million under the Holdings Credit Facility.

Costs incurred in connection with the Group Credit Facility and the Holdings Credit Facility were $0.3 million for the three months ended March 31, 2008 and 2007.

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

Interest Rate Risk. Our $15.0 billion investment portfolio at March 31, 2008 is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and equity securities, which are subject to price fluctuations and some foreign exchange rate risk. The impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity portfolio, including short-term investments, from a change in market interest rates. In a declining interest rate environment, it includes prepayment risk on the $1,777.1 million of mortgage-backed securities in the $10,602.1 million fixed maturity portfolio. Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The table below displays the potential impact of market value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $2,272.1 million of short-term investments) for the period indicated based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates. For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually. To generate appropriate price estimates on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account. For legal entities with a non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios.

	Impact of Interest Rate Shift in Basis Points
	At March 31, 2008
(Dollars in millions)	-200	-100	0	100	200
Total Market Value	$ 14,012.4	$ 13,466.3	$ 12,874.2	$ 12,235.1	$ 11,625.1
Market Value Change from Base (%)	8.8%	4.6%	0.0%	-5.0%	-9.7%
Change in Unrealized Appreciation
After-tax from Base ($)	$ 842.2	$ 436.7	$ -	$ (469.7)	$ (919.0)

We had $9,124.4 million and $9,040.6 million of gross reserves for losses and LAE as of March 31, 2008 and December 31, 2007, respectively. These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money. Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value. As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases. These movements are the opposite of the interest rate impacts on the fair value of investments. While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid. Our loss and loss reserve obligations have an expected duration of approximately 4.0 years, which is reasonably consistent with our fixed income portfolio. If we were to discount our loss and LAE reserves, net of $0.6 billion of reinsurance receivables on unpaid losses, the discount would be approximately $1.4 billion resulting in a discounted reserve balance of approximately $7.0 billion, representing approximately 54% of the market value of the fixed maturity investment portfolio funds.

Equity Risk. Equity risk is the potential change in fair and/or market value of the common stock and preferred stock portfolios arising from changing equity prices. Our equity investments consist of a diversified portfolio of individual securities and exchange traded and mutual funds, which invest principally in high quality common and preferred stocks that are traded on the major exchanges. The primary objective of the equity portfolio is to obtain greater total return relative to bonds over time through market appreciation and income.

The table below displays the impact on fair value and after-tax change in fair value of a 10% and 20% change in equity prices up and down for the period indicated.

	Impact of Percentage Change in Equity Fair Values
	At March 31, 2008
	-20%	-10%	0%	10%	20%
(Dollars in millions)
Fair Value of the Equity Portfolio	$ 994.1	$ 1,118.3	$ 1,242.6	$ 1,366.8	$ 1,491.1
After-tax Change in Fair Value	$ (206.3)	$ (103.1)	$ -	$ 103.1	$ 206.3

Foreign Currency Risk. Foreign currency risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates. Each of our non-U.S./Bermuda (“foreign”) operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines. Generally, we prefer to maintain the capital of our operations in U.S. dollar assets, although this varies by regulatory jurisdiction in accordance with market needs. Each foreign operation may conduct business in its local currency, as well as the currency of other countries in which it operates. The primary foreign currency exposures for these foreign operations are the Canadian Dollar, the British Pound Sterling and the Euro. We mitigate foreign exchange exposure by generally matching the currency and duration of our assets to our corresponding operating liabilities. In accordance with FAS No. 52, “Foreign Currency Translation”, we translate the assets, liabilities and income of non-U.S. dollar functional currency legal entities to the U.S. dollar. This translation amount is reported as a component of other comprehensive income. As of March 31, 2008 there has been no material change in exposure to foreign exchange rates as compared to December 31, 2007.

Equity Index Put Options. Although not considered material in the context of our aggregate exposure to market sensitive instruments, we have issued six equity index put options based on the S&P 500 index and one equity index put option based on the FTSE 100 index, that are market sensitive and sufficiently unique to warrant supplemental disclosure.

We sold six equity index put options based on the S&P 500 index for total consideration, net of commissions, of $22.5 million. These contracts each have a single exercise date, with maturities ranging from 12 to 30 years and strike prices ranging from $1,141.21 to $1,540.63. No amounts will be payable under these contracts if the S&P 500 index is at or above the strike prices on the exercise dates, which fall between June 2017 and March 2031. If the S&P 500 index is lower than the strike price on the applicable exercise date, the amount due will vary proportionately with the percentage by which the index is below the strike price. Based on historical index volatilities and trends and the March 31, 2008 index value, we estimate the probability for each contract of the S&P 500 index falling below the strike price on the exercise date to be less than 11.9%. The theoretical maximum payouts under the contracts would occur if on each of the exercise dates the S&P 500 index value were zero. At March 31, 2008, the present value of these theoretical maximum payouts using a 6% discount factor was $229.3 million.

We sold one equity index put option based on the FTSE 100 index for total consideration, net of commissions, of $6.7 million. This contract has an exercise date of July 2020 and a strike price of £5,989.75. No amount will be payable under this contract if the FTSE 100 index is at or above the strike price on the exercise date. If the FTSE 100 index is lower than the strike price on the applicable exercise date, the amount due will vary proportionately with the percentage by which the index is below the strike price. Based on historical index volatilities and trends and the March 31, 2008 index value, we estimate the probability that the FTSE 100 index contract will fall below the strike price on the exercise date to be less than 19.3%. The theoretical maximum payout under the contract would occur if on the exercise date the FTSE 100 index value was zero. At March 31, 2008, the present value of the theoretical maximum payout using a 6.0% discount factor was $32.4 million.

Because the equity index put options meet the definition of a derivative under FAS 133, we report the fair value of these instruments in our consolidated balance sheets as a liability and record any changes to fair value in our consolidated statements of operations and comprehensive income as net derivative expense or income. Our financial statements reflect fair values for our obligations on these equity put options at March 31, 2008 and December 31, 2007 of $43.4 million and $39.7 million, respectively; however, we do not believe that the ultimate settlement of these transactions is likely to require a payment that would exceed the initial consideration received or any payment at all.

As there is no active market for these instruments, the determination of their fair value is based on an industry accepted option pricing model, which requires estimates and assumptions, including those regarding volatility and expected rates of return.

The table below displays the impact of potential movements in interest rates and the equity indices, which are the principal factors affecting fair value of these instruments, looking forward from the fair value for the period indicated. As these are estimates, there can be no assurance regarding future market performance. The asymmetrical results of the interest rate and S&P 500 and FTSE 100 indices shift reflect that the liability cannot fall below zero whereas it can increase to its theoretical maximum.

	Equity Indices Put Options Obligation – Sensitivity Analysis
(Dollars in millions)	At March 31, 2008
Interest Rate Shift in Basis Points:	-100	-50	0	50	100
Total Fair Value	$ 58.8	$ 50.6	$ 43.4	$ 37.3	$ 31.9
Fair Value Change from Base (%)	-35.3%	-16.4%	0.0%	14.2%	26.5%

Equity Indices Shift in Points:	-200	-100	0	100	200
Total Fair Value	$ 52.8	$ 47.8	$ 43.4	$ 39.7	$ 36.4
Fair Value Change from Base (%)	-21.5%	-10.0%	0.0%	8.7%	16.3%

Combined Interest Rate / Equity Indices Shift:	-100/-200	-50/-100	0 / 0	50/100	100/200
Total Fair Value	$ 70.5	$ 55.4	$ 43.4	$ 33.9	$ 26.5
Fair Value Change from Base (%)	-62.2%	-27.6%	0.0%	21.9%	39.1%

Safe Harbor Disclosure.

This report contains forward-looking statements within the meaning of the U.S. federal securities laws. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the federal securities laws. In some cases, these statements can be identified by the use of forward-looking words such as “may”, “will”, “should”, “could”, “anticipate”, “estimate”, “expect”, “plan”, “believe”, “predict”, “potential” and “intend”. Forward-looking statements contained in this report include information regarding our reserves for losses and LAE, the adequacy of our provision for uncollectible balances, estimates of our catastrophe exposure, the effects of catastrophic events on our financial statements, the ability of Everest Re, Holdings and Bermuda Re to pay dividends and the settlement costs of our specialized equity put options. Forward-looking statements only reflect our expectations and are not guarantees of performance. These statements involve risks, uncertainties and assumptions. Actual events or results may differ materially from our expectations. Important factors that could cause our actual events or results to be materially different from our expectations include the uncertainties that surround the estimating of reserves for losses and LAE, those discussed in Note 6 of Notes to Consolidated Financial Statements (unaudited) included in this report and the risks described under the caption “Risk Factors” in our most recently filed Annual Report on Form 10-K, Part I, Item 1A. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

PART II – Item 1A. Risk Factors

No material changes.

PART II – Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

                                 Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
January 1 - 31, 2008	0	NA	0	2,472,200
February 1 - 28, 2008	499,391	$ 98.4849	493,400	1,978,800
March 1 - 31, 2008	615,527	$ 93.1271	558,600	1,420,200
Total	1,114,918	$ 95.5270	1,052,000	1,420,200

(1) Included were 62,918 shares withheld as payment for taxes on restricted shares that became unrestricted in the year.

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

PART II – Item 3. Defaults Upon Senior Securities

None.

PART II – Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II – Item 5. Other Information

None.

Part II – Item 6. Exhibits

Exhibit Index:

Exhibit No.	Description

*10.1	Amendment to Employment Agreement between Everest Global Services, Inc. and
Craig Eisenacher dated April 28, 2008

*10.2	Amendment to Employment Agreement between Everest Reinsurance (Bermuda), Ltd.
and Mark S. de Saram dated May 12, 2008

31.1	Section 302 Certification of Joseph V. Taranto

31.2	Section 302 Certification of Craig Eisenacher

32.1	Section 906 Certification of Joseph V. Taranto and Craig Eisenacher

_________________

* Management contract or compensatory plan or arrangement

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

Dated: May 12, 2008