Form 10-Q
period 2008-06-30
EVEREST RE GROUP LTD
filed 2008-08-11
CIK 1095073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2008	Commission file number: 1-15731

EVEREST RE GROUP, LTD.

(Exact name of registrant as specified in its charter)

Bermuda	98-0365432
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, or a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	X	Accelerated filer
Non-accelerated filer		Smaller reporting company
(Do not check if smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Number of Shares Outstanding
Class	At August 1, 2008
Common Shares, $0.1 par value	61,688,469

       EVEREST RE GROUP, LTD

               Index To Form 10-Q

                                                                                                         Page

             PART I

     FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets at June 30, 2008 (unaudited) and
	December 31, 2007	1

	Consolidated Statements of Operations and Comprehensive (Loss) Income for
	the three and six months ended June 30, 2008 and 2007 (unaudited)	2

	Consolidated Statements of Changes in Shareholders’ Equity for the three
	and six months ended June 30, 2008 and 2007 (unaudited)	3

	Consolidated Statements of Cash Flows for the three and six months
	ended June 30, 2008 and 2007 (unaudited)	4

	Notes to Consolidated Interim Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operation	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	48

Item 4.	Controls and Procedures	48

                                                                                         PART II

              OTHER INFORMATION

PART I
ITEM 1. FINANCIAL STATEMENTS
EVEREST RE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Dollars in thousands, except par value per share)	2008	2007
	(unaudited)
ASSETS:
Fixed maturities - available for sale, at market value	$ 11,168,508	$ 10,245,585
(amortized cost: 2008, $11,253,928; 2007, $10,116,353)
Equity securities - available for sale, at market value (cost: 2008, $25,482; 2007, $24,378)	25,678	24,694
Equity securities - available for sale, at fair value	1,194,459	1,535,263
Short-term investments	1,260,980	2,225,708
Other invested assets (cost: 2008, $703,865; 2007, $651,898)	705,432	654,355
Cash	225,878	250,567
Total investments and cash	14,580,935	14,936,172
Accrued investment income	154,158	145,056
Premiums receivable	972,874	989,921
Reinsurance receivables	649,789	666,164
Funds held by reinsureds	370,125	342,615
Deferred acquisition costs	365,779	399,563
Prepaid reinsurance premiums	84,253	88,239
Deferred tax asset	369,222	227,825
Federal income taxes recoverable	25,769	47,368
Other assets	220,024	156,559
TOTAL ASSETS	$ 17,792,928	$ 17,999,482

LIABILITIES:
Reserve for losses and loss adjustment expenses	$ 9,078,381	$ 9,040,606
Future policy benefit reserve	70,865	78,417
Unearned premium reserve	1,409,803	1,567,098
Funds held under reinsurance treaties	78,945	75,601
Losses in the course of payment	79,724	63,366
Commission reserves	45,551	48,753
Other net payable to reinsurers	48,617	68,494
8.75% Senior notes due 3/15/2010	199,751	199,685
5.4% Senior notes due 10/15/2014	249,708	249,689
6.6% Long term notes due 5/1/2067	399,641	399,639
Junior subordinated debt securities payable	329,897	329,897
Accrued interest on debt and borrowings	11,217	11,217
Other liabilities	223,225	182,250
Total liabilities	12,225,325	12,314,712

Commitments and contingencies (Note 6)

SHAREHOLDERS' EQUITY:
Preferred shares, par value: $0.01; 50 million shares authorized;
no shares issued and outstanding	-	-
Common shares, par value: $0.01; 200 million shares authorized; (2008) 65.5 million and
(2007) 65.4 million issued and outstanding	655	654
Additional paid-in capital	1,816,174	1,805,844
Accumulated other comprehensive (loss) income, net of deferred income taxes of
$36.6 million at 2008 and $87.2 million at 2007	(9,895)	163,155
Treasury shares, at cost; (2008) 3.9 million shares and (2007) 2.5 million shares	(367,322)	(241,584)
Retained earnings	4,127,991	3,956,701
Total shareholders' equity	5,567,603	5,684,770
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 17,792,928	$ 17,999,482
The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE (LOSS) INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share amounts)	2008	2007	2008	2007
	(unaudited)		(unaudited)
REVENUES:
Premiums earned	$ 942,095	$ 999,320	$ 1,854,068	$ 2,004,049
Net investment income	175,917	179,693	326,049	335,489
Net realized capital (losses) gains	(31,566)	91,774	(167,949)	132,666
Net derivative income (expense)	2,080	5,995	(1,715)	3,227
Other expense	(10,166)	(8,044)	(15,327)	(4,379)
Total revenues	1,078,360	1,268,738	1,995,126	2,471,052

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	604,742	619,114	1,150,092	1,184,882
Commission, brokerage, taxes and fees	244,713	234,423	471,860	460,078
Other underwriting expenses	39,728	37,541	79,972	73,601
Interest, fees and bond issue cost amortization expense	19,794	24,243	39,581	41,706
Total claims and expenses	908,977	915,321	1,741,505	1,760,267

INCOME BEFORE TAXES	169,383	353,417	253,621	710,785
Income tax expense	16,356	70,549	22,661	130,335

NET INCOME	$ 153,027	$ 282,868	$ 230,960	$ 580,450
Other comprehensive loss, net of tax	(169,059)	(106,716)	(173,050)	(109,898)

COMPREHENSIVE (LOSS) INCOME	$ (16,032)	$ 176,152	$ 57,910	$ 470,552

PER SHARE DATA:
Average shares outstanding (000's)	61,658	62,901	62,018	63,533
Net income per common share - basic	$ 2.48	$ 4.50	$ 3.72	$ 9.14

Average diluted shares outstanding (000's)	62,002	63,518	62,431	64,137
Net income per common share - diluted	$ 2.47	$ 4.45	$ 3.70	$ 9.05

The accompanying notes are an integral part of the consolidated financial statements

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS' EQUITY

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except share amounts)	2008	2007	2008	2007
	(unaudited)		(unaudited)
COMMON SHARES (shares outstanding):
Balance, beginning of period	61,895,588	63,240,705	62,863,845	65,043,976
Issued during the period, net	26,515	156,935	110,258	253,664
Treasury shares aquired	(278,300)	(199,000)	(1,330,300)	(2,099,000)
Balance, end of period	61,643,803	63,198,640	61,643,803	63,198,640

COMMON SHARES (par value):
Balance, beginning of period	$ 655	$ 651	$ 654	$ 650
Issued during the period, net	-	2	1	3
Balance, end of period	655	653	655	653

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	1,810,946	1,777,070	1,805,844	1,770,496
Share-based compensation plans	5,190	14,094	10,236	20,631
Other	38	56	94	93
Balance, end of period	1,816,174	1,791,220	1,816,174	1,791,220

ACCUMULATED OTHER COMPREHENSIVE INCOME,
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	159,164	94,546	163,155	348,543
Cumulative effect to adopt FAS No. 159, net of tax	-	-	-	(250,815)
Net decrease during the period	(169,059)	(106,716)	(173,050)	(109,898)
Balance, end of period	(9,895)	(12,170)	(9,895)	(12,170)

RETAINED EARNINGS:
Balance, beginning of period	4,004,640	3,505,657	3,956,701	2,987,998
Cumulative effect to adopt FAS No. 159, net of tax	-	-	-	250,815
Net income	153,027	282,868	230,960	580,450
Dividends declared ($0.48 per quarter and $0.96 year-to-date per share in 2008 and 2007)	(29,676)	(30,223)	(59,670)	(60,961)
Balance, end of period	4,127,991	3,758,302	4,127,991	3,758,302

TREASURY SHARES AT COST:
Balance, beginning of period	(342,421)	(181,041)	(241,584)	-
Purchase of treasury shares	(24,901)	(19,039)	(125,738)	(200,080)
Balance, end of period	(367,322)	(200,080)	(367,322)	(200,080)

TOTAL SHAREHOLDERS' EQUITY, END OF PERIOD	$ 5,567,603	$ 5,337,925	$ 5,567,603	$ 5,337,925

The accompanying notes are an integral part of the consolidated financial statements

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2008	2007	2008	2007
	(unaudited)		(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 153,027	$ 282,868	$ 230,960	$ 580,450
Adjustments to reconcile net income to net cash provided by
operating activities:
(Increase) decrease in premiums receivable	(18,227)	45,724	13,510	48,290
(Increase) decrease in funds held by reinsureds, net	(17,630)	(94)	(26,367)	981
(Increase) decrease in reinsurance receivables	(24,715)	67,870	13,061	54,498
(Increase) decrease in deferred tax asset	(34,672)	7,337	(90,802)	26,405
Increase (decrease) in reserve for losses and loss adjustment expenses	16,026	(33,499)	66,076	(134,010)
Decrease in future policy benefit reserve	(4,540)	(4,065)	(7,552)	(7,425)
Decrease in unearned premiums	(81,454)	(91,315)	(154,415)	(111,347)
Change in other assets and liabilities, net	(44,704)	(84,979)	4,734	(70,989)
Non-cash compensation expense	2,891	4,437	10,570	9,287
Amortization of bond premium/(accrual of bond discount)	4,023	(2,124)	4,476	(826)
Amortization of underwriting discount on senior notes	45	41	88	80
Net realized capital losses (gains)	31,566	(91,774)	167,949	(132,666)
Net cash (used in) provided by operating activities	(18,364)	100,427	232,288	262,728

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale, at market value	257,634	305,278	546,561	617,195
Proceeds from fixed maturities sold - available for sale, at market value	82,737	169,549	129,947	204,035
Proceeds from equity securities sold - available for sale, at fair value	66,936	1,027,955	329,234	1,318,561
Distributions from other invested assets	2,696	5,572	13,881	27,383
Cost of fixed maturities acquired - available for sale, at market value	(1,166,727)	(155,618)	(1,853,304)	(255,487)
Cost of equity securities acquired - available for sale, at market value	-	-	(440)	-
Cost of equity securities acquired - available for sale, at fair value	(70,856)	(816,891)	(149,381)	(1,138,408)
Cost of other invested assets acquired	(24,048)	(78,004)	(48,099)	(119,765)
Net change in short-term securities	1,006,187	(873,100)	964,051	(1,103,090)
Net change in unsettled securities transactions	(74,233)	(3,992)	(5,742)	(4,412)
Net cash provided by (used in) investing activities	80,326	(419,251)	(73,292)	(453,988)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares issued during the period, net	2,337	9,715	(239)	11,440
Purchase of treasury shares	(24,901)	(19,039)	(125,738)	(200,080)
Net proceeds from issuance of long term notes	-	395,637	-	395,637
Dividends paid to shareholders	(29,676)	(30,223)	(59,670)	(60,961)
Net cash (used in) provided by financing activities	(52,240)	356,090	(185,647)	146,036

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,815)	(9,685)	1,962	(16,854)

Net increase (decrease) in cash	7,907	27,581	(24,689)	(62,078)
Cash, beginning of period	217,971	160,209	250,567	249,868
Cash, end of period	$ 225,878	$ 187,790	$ 225,878	$ 187,790

SUPPLEMENTAL CASH FLOW INFORMATION
Cash transactions:
Income taxes paid	$ 67,486	$ 135,022	$ 100,704	$ 160,306
Interest paid	$ 25,136	$ 16,189	$ 39,067	$ 34,378

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended June 30, 2008 and 2007

1. General

As used in this document, “Group” means Everest Re Group, Ltd.; “Holdings” means Everest Reinsurance Holdings, Inc.; “Everest Re” means Everest Reinsurance Company and its subsidiaries (unless the context otherwise requires); and the “Company” means Everest Re Group, Ltd. and its subsidiaries.

The unaudited consolidated financial statements of the Company for the three and six months ended June 30, 2008 and 2007 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis. Certain financial information, which is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), has been omitted since it is not required for interim reporting purposes. The year end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results for the three and six months ended June 30, 2008 and 2007 are not necessarily indicative of the results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2007, 2006 and 2005 included in the Company’s most recent Form 10-K filing.

2. New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards (“FAS”) No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment to FASB Statement No. 115” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company adopted FAS 159 as of January 1, 2007.

In March 2008, the FASB issued FAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 (“FAS 161”). FAS 161 requires entities to provide additional disclosures on derivative and hedging activities regarding their affect on financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The impact of a January 1, 2009 adoption should be immaterial.

3. Fair Value

Effective January 1, 2007, the Company adopted and implemented FAS 159 for its actively managed equity securities. In conjunction with the Company implementing a more active management strategy for these securities, FAS 159 provided guidance on accounting and presentation of these investments in the Company’s consolidated financial statements. Upon adoption of FAS 159, the Company recognized a $250.8 million cumulative-effect adjustment to retained earnings, net of $110.3 million of tax. The Company records fair value re-measurements as net realized capital gains or losses in the consolidated statements of operations and comprehensive income. The Company recorded $28.5 million and $150.0 million in net realized capital losses due to fair value re-measurement for the three and six months ended

June 30, 2008, respectively. The Company recorded $69.3 million and $109.8 million in net realized capital gains due to fair value re-measurements for the three and six months ended June 30, 2007, respectively.

The following table presents the fair value measurement levels for all assets and liabilities, which the Company has recorded at fair value as of the periods indicated:

Fair Value Measurement Using:
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	June 30, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities	$ 11,168,508	$ -	$ 11,142,860	$ 25,648
Equity securities, fair value	1,194,459	1,041,415	153,044	-
Equity securities, market value	25,678	15,781	9,897	-

Liabilities:
Equity put options	$ 41,368	$ -	$ -	$ 41,368

Fair Value Measurement Using:
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	December 31, 2007	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities	$ 10,245,585	$ -	$ 9,977,607	$ 267,978
Equity securities, fair value	1,535,263	1,361,789	173,474	-
Equity securities, market value	24,694	14,797	9,897	-

Liabilities:
Equity put options	$ 39,653	$ -	$ -	$ 39,653

The following table presents the fixed maturity investments for which fair value was measured under level 3 for the periods indicated:

	Fair Value
	Measurements Using:
	2008	2007
	Significant	Significant
	Unobservable	Unobservable
	Inputs	Inputs
(Dollars in thousands)	(Level 3)	(Level 3)
Assets:
Beginning balance at January 1	$ 267,978	$ 166,753
Total gains or (losses) (realized/unrealized)
Included in earnings (or changes in net assets)	(2,314)	55
Included in other comprehensive income	(587)	(379)
Purchases, issuances and settlements	325	(342)
Transfers in and/or (out) of Level 3	(239,754)	(144,381)
Ending balance at June 30	$ 25,648	$ 21,706

The amount of total losses for the period included in earnings
(or changes in net assets) attributable to the change in unrealized
gains (losses) relating to assets still held at the reporting date	$ (6,500)	$ -

The fixed maturities valued under level 3 were valued by investment brokers for which the Company believes reflects fair value, but was unable to verify that inputs to the valuation model were observable.

The following table presents the equity index put options for which fair value was measured under level 3 for the periods indicated:

Fair Value
Measurements Using:
	2008	2007
	Significant	Significant
	Unobservable	Unobservable
	Inputs	Inputs
(Dollars in thousands)	(Level 3)	(Level 3)
Liabilities:
Beginning balance at January 1	$ 39,653	$ 37,529
Total (gains) or losses (realized/unrealized)
Included in earnings (or changes in net assets)	1,715	(3,152)
Included in other comprehensive income	-	-
Purchases, issuances and settlements	-	-
Transfers in and/or (out) of Level 3	-	-
Ending balance at June 30	$ 41,368	$ 34,377

The amount of total gains or losses for the period included in earnings
(or changes in net assets) attributable to the change in unrealized
gains or losses relating to liabilities still held at the reporting date	$ -	$ -

Since there is no active market for these long dated equity index put options, their valuation was considered as level 3.

The Company sold seven equity put options, which are outstanding. These products meet the definition of a derivative under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). The Company’s position in these contracts is unhedged and is accounted for as a derivative in accordance with FAS 133. Accordingly, these contracts are carried at fair value and are recorded in “Other liabilities” in the consolidated balance sheets and changes in fair value are recorded in the consolidated statements of operations and comprehensive income. The Company recorded net derivative income of $2.1 million and $6.0 million for the three months ended June 30, 2008 and 2007, respectively, The Company recorded net derivative expense of $1.7 million and net derivative income of $3.2 million for the six months ended June 30, 2008 and 2007, respectively.

The fair value was calculated using an industry accepted option pricing model, Black-Scholes, which used the following assumptions:

	At June 30, 2008
		Contract
	Contracts	based on
	based on	FTSE 100
	S & P 500 Index	Index
Equity index	1,280.0	5,625.9
Interest rate	5.67% to 6.29%	5.81%
Time to maturity	8.9 to 22.8 yrs	12.1 yrs
Volatility	24.9% to 26.0%	32.0%

4. Capital Transactions

On December 1, 2005, the Company filed a shelf registration statement on Form S-3ASR with the Securities and Exchange Commission (“SEC”), as a Well Known Seasoned Issuer. This shelf registration statement was used by Group to register common shares, preferred shares, debt securities, warrants, share purchase contracts and share purchase units; by Holdings to register debt securities and by Everest Re Capital Trust III (“Capital Trust III”) to register trust preferred securities.

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

5. Earnings Per Common Share

Net income per common share has been computed below, based upon weighted average common and diluted shares outstanding.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share amounts)	2008	2007	2008	2007
Net income (numerator)	$ 153,027	$ 282,868	$ 230,960	$ 580,450
Weighted average common and effect of dilutive shares
used in the computation of net income per share:
Weighted average shares outstanding - basic (denominator)	61,658	62,901	62,018	63,533
Effect of dilutive shares	344	617	413	604
Weighted average shares outstanding - diluted (denominator)	62,002	63,518	62,431	64,137
Net income per common share:
Basic	$ 2.48	$ 4.50	$ 3.72	$ 9.14
Diluted	$ 2.47	$ 4.45	$ 3.70	$ 9.05

Options to purchase 922,950 and 917,950 common shares for the three and six months ended June 30, 2008, respectively, at prices ranging from $91.41 to $99.98 were outstanding but were not included in the computation of earnings per diluted share as the options’ exercise price was greater than the average market price of the common shares for the relevant periods. Options to purchase 4,000 and 10,000 common shares for the three and six months ended June 30, 2007, respectively, at prices ranging from $99.98 to $106.275 were outstanding but were not included in the computation of earnings per diluted share as the options’ exercise price was greater than the average market price of the common shares for the relevant periods. All outstanding options expire on or between September 25, 2008 and February 20, 2018.

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

In 1993 and prior, the Company had a business arrangement with The Prudential Insurance Company of America ("The Prudential") wherein, for a fee, the Company accepted settled claim payment obligations of certain property and casualty insurers, and, concurrently, became the owner of the annuity or assignee of the annuity proceeds funded by the property and casualty insurers specifically to fulfill these fully settled obligations. In these circumstances, the Company would be liable if The Prudential, which has an A+ (Superior) financial strength rating from A.M. Best Company (“A.M. Best”), was unable to make the annuity payments. At June 30, 2008, the estimated cost to replace all such annuities for which the Company was contingently liable was $151.8 million.

Prior to its 1995 initial public offering, the Company had purchased annuities from an unaffiliated life insurance company with an A+ (Superior) financial strength rating from A.M. Best to settle certain claim liabilities of the company. Should the life insurance company become unable to make the annuity payments, the Company would be liable for those claim liabilities. At June 30, 2008, the estimated cost to replace such annuities was $22.2 million.

7. Other Comprehensive Loss

The following table presents the components of other comprehensive loss for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2008	2007	2008	2007
Net unrealized depreciation of investments,
net of deferred income taxes	$ (144,465)	$ (121,232)	$ (164,986)	$ (119,488)
Currency translation adjustments, net of deferred income taxes	(25,228)	14,516	(8,698)	9,590
Pension adjustment	634	-	634	-

Other comprehensive loss, net of deferred income taxes	$ (169,059)	$ (106,716)	$ (173,050)	$ (109,898)

8. Letters of Credit

The Company has arrangements available for the issuance of letters of credit, which letters are generally collateralized by the Company’s cash and investments. The Company’s agreement with Citibank is a bilateral letter of credit agreement only. On November 6, 2007 the Citibank bilateral letter of credit agreement was decreased by $50.0 million to $300.0 million. All other terms of this agreement remain the same. The Company’s other facility, the Wachovia Group Credit Facility, involves a syndicate of lenders (see Note 13 of the Group Credit Facility), with Wachovia acting as administrative agent. The Citibank Holdings Credit Facility involves a syndicate of lenders (see Note 13 of the Holdings Credit Facility), with Citibank acting as administrative agent. At June 30, 2008 and December 31, 2007, letters of credit for $486.6 million and $491.1 million, respectively, were issued and outstanding. The letters of credit collateralize reinsurance obligations of the Company’s non-U.S. operations. The following table summarizes the Company’s letters of credit as of June 30, 2008.

(Dollars in thousands)
Bank		Commitment	In Use	Date of Expiry
Citibank-Bilateral Letter of Credit Agreement		$ 300,000	$ 26,001	12/31/2008
			45,896	03/08/2009
			30,000	12/31/2011
			55,654	12/31/2012
Total Citibank Bilateral Agreement		$ 300,000	$ 157,551

Citibank Holdings Credit Facility		$ 150,000	$ 17,204	12/31/2008
Total Citibank Holdings Credit Facility		$ 150,000	$ 17,204

Wachovia Group Credit Facility	Tranche One	$ 350,000	$ 22,038	12/31/2008
	Tranche Two	500,000	289,764	12/31/2008
Total Wachovia Group Credit Facility		$ 850,000	$ 311,802

Total Letters of Credit		$ 1,300,000	$ 486,557

9. Trust Agreements

Certain subsidiaries of Group, principally Everest Reinsurance (Bermuda), Ltd. (“Bermuda Re”), a Bermuda insurance company and direct subsidiary of Group, have established trust agreements, which effectively use the Company's investments as collateral, as security for assumed losses payable to certain non-affiliated ceding companies. At June 30, 2008, the total amount on deposit in trust accounts was $104.5 million.

10. Senior Notes

On October 12, 2004, Holdings completed a public offering of $250.0 million principal amount of 5.40% senior notes due October 15, 2014. On March 14, 2000, Holdings completed a public offering of $200.0 million principal amount of 8.75% senior notes due March 15, 2010.

Interest expense incurred in connection with these senior notes was $7.8 million for the three months ended June 30, 2008 and 2007 and $15.6 million for the six months ended June 30, 2008 and 2007. Market value, which is based on quoted market price at June 30, 2008 and December 31, 2007, was $220.8 million and $235.3 million, respectively, for the 5.40% senior notes and $208.0 million and $215.9 million, respectively, for the 8.75% senior notes.

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

Interest expense incurred in connection with these long term notes was $6.6 million and $13.2 million for the three and six months ended June 30, 2008, respectively, and $4.3 million for the three and six months ended June 30, 2007. Market value, which is based on quoted market price at June 30, 2008 and December 31, 2007, was $288.0 million and $349.8 million for the 6.6% long term subordinated notes.

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

Fair value, which is primarily based on quoted market price of the related trust preferred securities, at June 30, 2008 and December 31, 2007 was $248.2 million and $250.8 million, respectively, for the 6.20% junior subordinated debt securities.

Interest expense incurred in connection with these junior subordinated notes was $5.1 million and $9.4 million for the three months ended June 30, 2008 and 2007, respectively, and $10.2 million and $18.7 million for the six months ended June 30, 2008 and 2007, respectively.

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

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth. Minimum net worth is an amount equal to the sum of $3,575.4 million plus 25% of consolidated net income for each of Group’s fiscal quarters, for which statements are available ending on or after January 1, 2007 and for which consolidated net income is positive, plus 25% of any increase in consolidated net worth during such period attributable to the issuance of ordinary and preferred shares. As of June 30, 2008, the Company was in compliance with all Group Credit Facility covenants.

At June 30, 2008 and December 31, 2007, there were outstanding letters of credit of $22.0 million under tranche one of the Group Credit Facility. At June 30, 2008 and December 31, 2007, there were outstanding standby letters of credit of $289.8 million and $288.0 million, respectively, under tranche two of the Group Credit Facility.

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

The Holdings Credit Facility requires Holdings to maintain a debt to capital ratio of not greater than 0.35 to 1 and Everest Re to maintain its statutory surplus at $1.5 billion plus 25% of future aggregate net income and 25% of future aggregate capital contributions after December 31, 2005. As of June 30, 2008, Holdings was in compliance with all Holdings Credit Facility covenants.

At June 30, 2008 and December 31, 2007, there were outstanding letters of credit of $17.2 million under the Holdings Credit Facility.

Costs incurred in connection with the Group Credit Facility and the Holdings Credit Facility were $0.3 million for the three months ended June 30, 2008 and 2007 and $0.7 million and $0.6 million for the six months ended June 30, 2008 and 2007, respectively.

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

Underwriting results include earned premium less losses and loss adjustment expenses ("LAE") incurred, commission and brokerage expenses and other underwriting expenses. Underwriting results are measured using ratios, in particular loss, commission and brokerage and other underwriting expense ratios, which, respectively, divide incurred losses, commissions and brokerage and other underwriting expenses by premiums earned. The Company utilizes inter-affiliate reinsurance, although such reinsurance does not materially impact segment results, as business is generally reported within the segment in which the business was first produced.

The Company does not maintain separate balance sheet data for its operating segments. Accordingly, the Company does not review and evaluate the financial results of its operating segments based upon balance sheet data.

The following tables present the underwriting results for the operating segments for the periods indicated:

U.S. Reinsurance	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2008	2007	2008	2007
Gross written premiums	$ 200,348	$ 271,670	$ 434,067	$ 626,022
Net written premiums	198,079	271,566	427,952	620,475

Premiums earned	$ 238,084	$ 314,293	$ 527,368	$ 667,534
Incurred losses and LAE	116,736	110,169	293,598	232,544
Commission and brokerage	70,101	81,328	150,367	157,602
Other underwriting expenses	6,850	7,320	15,660	13,814
Underwriting gain	$ 44,397	$ 115,476	$ 67,743	$ 263,574

U.S. Insurance	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2008	2007	2008	2007
Gross written premiums	$ 190,977	$ 161,637	$ 401,437	$ 379,010
Net written premiums	153,892	145,392	330,488	342,777

Premiums earned	$ 181,199	$ 178,080	$ 375,713	$ 371,053
Incurred losses and LAE	193,505	125,251	327,444	304,719
Commission and brokerage	39,351	35,420	74,719	68,636
Other underwriting expenses	15,900	12,014	30,242	24,379
Underwriting (loss) gain	$ (67,557)	$ 5,395	$ (56,692)	$ (26,681)

Specialty Underwriting	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2008	2007	2008	2007
Gross written premiums	$ 84,202	$ 76,377	$ 139,113	$ 131,058
Net written premiums	83,006	75,852	137,277	129,128

Premiums earned	$ 78,855	$ 77,111	$ 131,140	$ 132,842
Incurred losses and LAE	41,538	54,620	69,887	95,749
Commission and brokerage	19,646	15,432	36,040	31,272
Other underwriting expenses	1,834	1,775	4,245	3,364
Underwriting gain	$ 15,837	$ 5,284	$ 20,968	$ 2,457

International	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2008	2007	2008	2007
Gross written premiums	$ 218,984	$ 202,626	$ 405,362	$ 375,970
Net written premiums	218,901	202,621	405,187	376,498

Premiums earned	$ 213,990	$ 208,895	$ 404,958	$ 388,653
Incurred losses and LAE	133,261	162,432	243,007	258,143
Commission and brokerage	55,810	53,052	102,120	96,589
Other underwriting expenses	4,747	4,332	9,801	8,050
Underwriting gain (loss)	$ 20,172	$ (10,921)	$ 50,030	$ 25,871

Bermuda	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2008	2007	2008	2007
Gross written premiums	$ 210,812	$ 223,153	$ 402,846	$ 440,170
Net written premiums	210,878	223,105	402,515	439,535

Premiums earned	$ 229,967	$ 220,941	$ 414,889	$ 443,967
Incurred losses and LAE	119,702	166,642	216,156	293,727
Commission and brokerage	59,805	49,191	108,614	105,979
Other underwriting expenses	5,827	4,299	12,614	9,187
Underwriting gain	$ 44,633	$ 809	$ 77,505	$ 35,074

The following table reconciles the underwriting results for the operating segments to income before taxes as reported in the consolidated statements of operations and comprehensive income for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2008	2007	2008	2007
Underwriting results	$ 57,482	$ 116,043	$ 159,554	$ 300,295
Net investment income	175,917	179,693	326,049	335,489
Net realized capital (losses) gains	(31,566)	91,774	(167,949)	132,666
Net derivative income (expense)	2,080	5,995	(1,715)	3,227
Corporate expenses	(4,570)	(7,801)	(7,410)	(14,807)
Interest expense	(19,794)	(24,243)	(39,581)	(41,706)
Other expense	(10,166)	(8,044)	(15,327)	(4,379)
Income before taxes	$ 169,383	$ 353,417	$ 253,621	$ 710,785

The Company produces business in the U.S., Bermuda and internationally. The net income deriving from and assets residing in the individual foreign countries in which the Company writes business are not identifiable in the Company’s financial records. Based on written premium, the largest country, other than the U.S., in which the Company writes business, is the United Kingdom, with $90.6 million and $200.1 million of written premium for the three and six months ended June 30, 2008, respectively. No other country represented more than 5% of the Company’s revenues.

15. Share-Based Compensation Plans

There were no share-based compensation awards granted for the three months ended June 30, 2008.

For the six months ended June 30, 2008, share-based compensation awards granted were 95,000 restricted shares and 378,500 options. The grant exercise price was $99.70 per share. The fair value of $25.43 per option was calculated on the date of the grant using the Black-Scholes option valuation model. The following assumptions were used in calculating the fair value of the options granted for the six months ended June 30, 2008:

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

Net periodic benefit cost for U.S. employees included the following components for the periods indicated:

Pension Benefits	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2008	2007	2008	2007
Service cost	$ 1,438	$ 1,225	$ 2,875	$ 2,450
Interest cost	1,394	1,352	2,788	2,704
Expected return on plan assets	(1,757)	(1,386)	(3,513)	(2,772)
Amortization of prior service cost	12	32	25	64
Amortization of net loss	100	467	200	934
FAS 88 settlement charge	544	-	725	-
Net periodic benefit cost	$ 1,731	$ 1,690	$ 3,100	$ 3,380

Other Benefits	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2008	2007	2008	2007
Service cost	$ 207	$ 158	$ 413	$ 316
Interest cost	162	129	325	258
Amortization of net loss	13	-	25	-
Net periodic benefit cost	$ 382	$ 287	$ 763	$ 574

The Company contributed $1.2 million to the pension benefit plan for the three and six months ended June 30, 2008. The Company contributed $1.6 million to the pension benefit plan for the three and six months ended June 30, 2007.

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

18. Income Taxes

The Company uses a projected annual effective tax rate in accordance with FASB Statement No. 109, "Accounting for Income Taxes" ("FAS 109"), to calculate its quarterly tax expense. Under this methodology, when an interim quarter’s pre-tax income (loss) varies significantly from a full year’s income (loss) projection, the tax impact resulting from the income (loss) variance is effectively spread between the impacted quarter and the remaining quarters of the year, except for discreet items impacting an individual quarter.

The Company recognizes accrued interest related to unrecognized tax benefits and penalties in income taxes. For the three and six months ended June 30, 2008, the Company accrued and recognized approximately $0.4 million and $0.8 million, respectively, in interest and penalties.

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

We continued to see increased competition during the second quarter of 2008 with generally lower rates, higher commissions and demands by cedants for improved terms and conditions. The extent of the increased competition and its effect on rates, terms and conditions varied widely by market and coverage but was most prevalent in the U.S. reinsurance markets. In addition to demanding lower rates and improved terms, ceding companies are retaining more of their business by reducing quota share percentages, purchasing excess of loss covers in lieu of quota shares, and increasing retentions on excess of loss business. We have also experienced reduced quota share premiums, particularly on catastrophe exposed business, due to increased purchases of common account covers by ceding companies, which reduces the premiums subject to the quota share contract. There was also increased competition in the U.S. insurance market, particularly in the workers’ compensation and contractor coverages; however, given the specialty nature of our business, we believe the impact on our business to be less pronounced than on the market generally.

Rate decreases in the international markets have generally been less pronounced than in the U.S. markets and we have grown our business in the Middle East, Latin America and Asia. We are expanding our international reach by opening a new office in Brazil to capitalize on the recently expanded opportunity for professional reinsurers in that market and on the economic growth expected for Brazil in the future. International results have also benefited from the weaker U.S. dollar since the foreign currencies convert to higher dollar amounts resulting in favorable year over year premium comparisons.

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

Overall, we believe that current marketplace conditions offer profit opportunities for us given our strong ratings, distribution system, reputation and expertise. We continue to employ our strategy of targeting business that offers the greatest profit potential, while maintaining balance and diversification in our overall portfolio.

Financial Summary.

We monitor and evaluate our overall performance based upon financial results. The following table displays a summary of the consolidated net income, ratios and shareholders’ equity for the periods indicated:

	Three Months Ended		Percentage	Six Months Ended		Percentage
	June 30,		Increase/	June 30,		Increase/
(Dollars in millions)	2008	2007	(Decrease)	2008	2007	(Decrease)
Gross written premiums	$ 905.3	$ 935.5	-3.2%	$ 1,782.8	$ 1,952.2	-8.7%
Net written premiums	864.8	918.5	-5.9%	1,703.4	1,908.4	-10.7%

REVENUES:
Premiums earned	$ 942.1	$ 999.3	-5.7%	$ 1,854.1	$ 2,004.0	-7.5%
Net investment income	175.9	179.7	-2.1%	326.0	335.5	-2.8%
Net realized capital (losses) gains	(31.6)	91.8	-134.4%	(167.9)	132.7	-226.6%
Net derivative income (expense)	2.1	6.0	-65.3%	(1.7)	3.2	-153.1%
Other expense	(10.2)	(8.0)	27.3%	(15.3)	(4.4)	NM
Total revenues	1,078.4	1,268.7	-15.0%	1,995.1	2,471.1	-19.3%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	604.7	619.1	-2.3%	1,150.1	1,184.9	-2.9%
Commission, brokerage, taxes and fees	244.7	234.4	4.4%	471.9	460.1	2.6%
Other underwriting expenses	39.7	37.5	5.8%	80.0	73.6	8.7%
Interest expense	19.8	24.2	-18.4%	39.6	41.7	-5.1%
Total claims and expenses	909.0	915.3	-0.7%	1,741.5	1,760.3	-1.1%

INCOME BEFORE TAXES	169.4	353.4	-52.1%	253.6	710.8	-64.3%
Income tax expense	16.4	70.5	-76.8%	22.7	130.3	-82.6%
NET INCOME	$ 153.0	$ 282.9	-45.9%	$ 231.0	$ 580.5	-60.2%

			Point			Point
RATIOS:			Change			Change
Loss ratio	64.2%	62.0%	2.2	62.0%	59.1%	2.9
Commission and brokerage ratio	26.0%	23.5%	2.5	25.4%	23.0%	2.4
Other underwriting expense ratio	4.2%	3.7%	0.5	4.4%	3.7%	0.7
Combined ratio	94.4%	89.2%	5.2	91.8%	85.8%	6.0

				At	At	Percentage
				June 30,	December 31,	Increase/
(Dollars in millions, except per share amounts)				2008	2007	(Decrease)
Balance sheet data:
Total investments and cash				$ 14,580.9	$ 14,936.2	-2.4%
Total assets				17,792.9	17,999.5	-1.1%
Reserve for losses and loss adjustment expenses				9,078.4	9,040.6	0.4%
Total debt				1,179.0	1,178.9	0.0%
Total liabilities				12,225.3	12,314.7	-0.7%
Shareholders' equity				5,567.6	5,684.8	-2.1%
Book value per share				90.32	90.43

(NM, not meaningful)
(Some amounts may not reconcile due to rounding)

Revenues.

Premiums. Gross written premiums decreased by $30.2 million, or 3.2%, for the three months ended June 30, 2008 compared to the three months ended June 30, 2007, reflecting a decline of $59.5 million in the worldwide reinsurance business, partially offset by a $29.3 million increase in the U.S. Insurance business. Gross written premiums decreased by $169.4 million, or 8.7%, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007, reflecting a decline of $191.8 million in the worldwide reinsurance business, partially offset by a $22.4 million increase in the U.S. Insurance business. The decrease in worldwide reinsurance is primarily attributable to continued competitive conditions in both the property and casualty sectors of the market, especially in the U.S., combined with our intention to write only that business which we expect to produce acceptable returns.

Net written premiums decreased by $53.7 million, or 5.9%, for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 and by $205.0 million, or 10.7%, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007, primarily due to the decrease in gross written premiums and an increase in ceded written premiums. Almost all of the increase in ceded premiums was within the U.S. Insurance operation. Correspondingly, net premiums earned decreased by $57.2 million, or 5.7%, for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 and by $149.9 million, or 7.5%, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007.

Net Investment Income. Net investment income decreased by 2.1% for the three months ended June 30, 2008 compared to the three months ended June 30, 2007, primarily due to lower short-term interest rates. The annualized pre-tax investment portfolio yield for the three months ended June 30, 2008 was 4.8% compared to 5.2% for the three months ended June 30, 2007.

Net investment income decreased by 2.8% for the six months ended June 30, 2008 compared to the six months ended June 30, 2007, primarily due to a decrease of income from our limited partnership investments, particularly from those partnerships which invested in public equity securities and lower short-term interest rates. The annualized pre-tax investment portfolio yield for the six months ended June 30, 2008 was 4.5% compared to 4.8% for the six months ended June 30, 2007.

Net Realized Capital (Losses) Gains. Net realized capital losses were $31.6 million for the three months ended June 30, 2008 compared to net realized capital gains of $91.8 million for the three months ended June 30, 2007. Net realized capital losses were $167.9 million for the six months ended June 30, 2008 compared to net realized capital gains of $132.7 million for the six months ended June 30, 2007. The $123.4 million and $300.6 million declines for the three and six months, respectively, were primarily the result of declines in the market values of our worldwide equity portfolio. We report changes in the fair values of our public equity portfolios as realized gains or losses per FAS 159, irrespective of whether or not the securities have been sold.

Net Derivative Income (Expense). In prior years, we sold seven equity index put options, which are outstanding. These contracts meet the definition of a derivative under Financial Accounting Standards (“FAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). We recognized net derivative income of $2.1 million and $6.0 million for the three months ended June 30, 2008 and 2007, respectively, and net derivative expense of $1.7 million and net derivative income of $3.2 million for the six months ended June 30, 2008 and 2007, respectively. The net derivative income/expense represents changes in the fair value of these contracts.

Other Expense. We recorded $10.2 million and $8.0 million of other expense for the three months ended June 30, 2008 and 2007, respectively, and $15.3 million and $4.4 million of other expense for the six months ended June 30, 2008 and 2007, respectively. The changes, period over period, were primarily due to changes in foreign currency exchange rates.

Claims and Expenses.

Incurred Losses and Loss Adjustment Expenses. The following tables present our incurred losses and loss adjustment expenses (“LAE”) for all segments combined for the periods indicated.

	Three Months Ended June 30,
	2008			2007			Variance
	Current	Prior	Total	Current	Prior	Total	Current	Prior	Total
(Dollars in millions)	Year	Years	Incurred	Year	Years	Incurred	Year	Years	Incurred
Attritional (a)	$ 532.6	$ 54.1	$ 586.7	$ 538.1	$ (37.4)	$ 500.8	$ (5.5)	$ 91.5	$ 85.9
Catastrophes	18.0	0.1	18.1	78.6	1.7	80.3	(60.6)	(1.6)	(62.2)
A&E	-	-	-	-	38.0	38.0	-	(38.0)	(38.0)
Total All segments	$ 550.5	$ 54.2	$ 604.7	$ 616.8	$ 2.4	$ 619.1	$ (66.3)	$ 51.8	$ (14.4)
Loss ratio	58.4%	5.8%	64.2%	61.7%	0.2%	62.0%	(3.3)	5.6	2.2

	Six Months Ended June 30,
	2008			2007			Variance
	Current	Prior	Total	Current	Prior	Total	Current	Prior	Total
(Dollars in millions)	Year	Years	Incurred	Year	Years	Incurred	Year	Years	Incurred
Attritional (a)	$ 1,036.2	$ 75.0	$ 1,111.2	$ 1,077.9	$ (45.4)	$ 1,032.5	$ (41.7)	$ 120.4	$ 78.7
Catastrophes	33.7	5.2	38.9	112.5	1.9	114.4	(78.8)	3.3	(75.5)
A&E	-	-	-	-	38.0	38.0	-	(38.0)	(38.0)
Total All segments	$ 1,069.9	$ 80.2	$ 1,150.1	$ 1,190.4	$ (5.5)	$ 1,184.9	$ (120.5)	$ 85.7	$ (34.8)
Loss ratio	57.7%	4.3%	62.0%	59.4%	-0.3%	59.1%	(1.7)	4.6	2.9

(a) Attritional losses exclude catastrophe and A&E losses.
(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased by $14.4 million, or 2.3%, for the three months ended June 30, 2008 compared to the same period in 2007. Lower premium volume, fewer catastrophe losses and the absence in 2008 of any A&E prior years’ reserve strengthening favorably impact the result. These factors were partially offset by an increase of prior years’ reserve development, driven by a $70.0 million reserve strengthening for an auto loan credit program which is in run-off.

Incurred losses and LAE decreased by $34.8 million, or 2.9%, for the six months ended June 30, 2008 compared to the same period in 2007. Lower premium volume, fewer catastrophe losses and the absence in 2008 of any A&E prior years’ reserve strengthening favorably impact the result. These factors were partially offset by an increase of prior years’ reserve development. An unfavorable arbitration decision relating to a 2001 retrocessional cover resulted in a charge of $32.6 million and prior years’ reserve strengthening for an auto loan credit program in run-off of $85.3 million, more than offset the generally favorable development experienced on the run-off of our other reserves.

Commission, Brokerage, Taxes and Fees. Commission, brokerage, taxes and fees increased by $10.3 million, or 4.4%, for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 and by $11.8 million, or 2.6%, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. Increased ceding commissions due to market conditions, certain contract terms, and higher commissions on new insurance programs were the principal drivers of the increase in this directly variable expense.

Other Underwriting Expenses. Other underwriting expenses for the three months ended June 30, 2008 increased by $2.2 million, or 5.8%, compared to the three months ended June 30, 2007 and other underwriting expenses for the six months ended June 30, 2008 increased by $6.4 million, or 8.7%, compared to the six months ended June 30, 2007. These increases were principally due to higher compensation and benefits expense and increased staff count, primarily in the U.S. Insurance segment. Included in other underwriting expenses were corporate expenses, which are expenses that are not allocated to segments, of $4.6 million and $7.8 million for the three months ended June 30, 2008 and 2007, respectively, and $7.4 million and $14.8 million for the six months ended June 30, 2008 and 2007, respectively. These decreases were primarily due to the allocation, starting in the fourth quarter of 2007 to segments, of share-based compensation expense which had been previously retained in corporate expenses.

Interest Expense. Interest expense was $19.8 million and $24.2 million for the three months ended June 30, 2008 and 2007, respectively, and $39.6 million and $41.7 million for the six months ended June 30, 2008 and 2007, respectively. These decreases were primarily due to the acceleration of issue cost amortization for the retired junior subordinated debt securities in 2007, with no such expense in 2008.

Income Tax Expense. Income tax expense was $16.4 million, a 9.7% effective tax rate for the three months ended June 30, 2008 compared to $70.5 million, a 20.0% effective tax rate for the three months ended June 30, 2007. Income tax expense was $22.7 million, an 8.9% effective tax rate for the six months ended June 30, 2008 compared to $130.3 million, an 18.3% effective tax rate for the six months ended June 30, 2007. The decrease in the tax expense was principally due to lower pre-tax net income resulting from net realized capital losses for the three and six months ended June 30, 2008 compared to net realized capital gains for the three and six months ended June 30, 2007. Our income tax expense is primarily a function of the statutory tax rates and corresponding pre-tax income in the jurisdictions where we operate, coupled with the impact from tax-preferenced investment income. Variations in our effective tax rate generally result from changes in the relative levels of pre-tax income among jurisdictions with different tax rates.

Net Income.

Net income was significantly lower at $153.0 million for the three months ended June 30, 2008 compared to $282.9 million for the three months ended June 30, 2007 and $231.0 million for the six months ended June 30, 2008 compared to $580.5 million for the six months ended June 30, 2007. These decreases were primarily the result of after-tax net realized capital losses in the 2008 periods compared to gains in 2007.

Ratios.

Our combined ratio increased by 5.2 points to 94.4% for the three months ended June 30, 2008 compared to 89.2% for the three months ended June 30, 2007 and by 6.0 points to 91.8% for the six months ended June 30, 2008 compared to 85.8% for the six months ended June 30, 2007. The loss ratio component increased 2.2 points for the three month comparison and 2.9 points for the six month comparison, principally due to the increase in prior years’ loss development, partially offset by a decrease in current year catastrophe losses. The commission and brokerage ratio component increased by 2.5 points for the three month comparison and 2.4 points for the six month comparison due to competitive market conditions as well as higher contingent commission payouts. The other underwriting expense ratio component increased minimally by 0.5 points for the three month comparison and 0.7 points for the six month comparison.

Shareholders’ Equity.

Shareholders’ equity decreased by $117.2 million to $5,567.6 million at June 30, 2008 from $5,684.8 million as of December 31, 2007, principally due to $165.0 million of unrealized depreciation, net of tax, on investments, the repurchase of 1.3 million common shares for $125.7 million and $59.7 million of shareholder dividends, partially offset by net income of $231.0 million for the six months ended June 30, 2008.

Consolidated Investment Results

Net Investment Income.

Net investment income decreased by 2.1% to $175.9 million for the three months ended June 30, 2008 from $179.7 million for the three months ended June 30, 2007, primarily due to lower short-term interest rates.

Net investment income decreased by 2.8% to $326.0 million for the six months ended June 30, 2008 from $335.5 million for the six months ended June 30, 2007, primarily due to a decrease of income from our limited partnership investments, particularly from those partnerships which invested in public equity securities and lower short-term interest rates.

The following table shows the components of net investment income for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2008	2007	2008	2007
Fixed maturities	$ 133.2	$ 125.1	$ 261.6	$ 251.6
Equity securities	7.0	4.9	12.5	8.8
Short-term investments and cash	12.1	25.1	34.7	44.2
Other invested assets
Limited partnerships	25.1	26.2	20.0	33.8
Other	0.1	0.2	1.4	1.3
Total gross investment income	177.5	181.5	330.2	339.7
Interest credited and other expense	(1.6)	(1.8)	(4.2)	(4.2)
Total net investment income	$ 175.9	$ 179.7	$ 326.0	$ 335.5

(Some amounts may not reconcile due to rounding.)

The following table shows a comparison of various investment yields for the periods indicated:

	At	At
	June 30,	December 31,
	2008	2007
Imbedded pre-tax yield of cash and invested assets	4.5%	4.7%
Imbedded after-tax yield of cash and invested assets	3.8%	3.9%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Annualized pre-tax yield on average cash and invested assets	4.8%	5.2%	4.5%	4.8%
Annualized after-tax yield on average cash and invested assets	4.0%	4.4%	3.8%	4.1%

Net Realized Capital (Losses) Gains.

The following table presents the composition of our net realized capital (losses) gains for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2008	2007	Variance	% Change	2008	2007	Variance	% Change
(Losses) gains from sales:
Fixed maturities
Gains	$ 0.5	$ 0.6	$ (0.1)	-16.7%	$ 1.9	$ 2.0	$ (0.1)	-5.0%
Losses	(6.5)	(2.9)	(3.6)	124.1%	(8.9)	(3.0)	(5.9)	196.7%
Total	(6.0)	(2.2)	(3.8)	172.7%	(7.0)	(1.0)	(6.0)	NM

Equity securities, fair value
Gains	4.9	33.2	(28.3)	-85.2%	7.6	37.5	(29.9)	-79.7%
Losses	(1.9)	(8.5)	6.6	-77.6%	(18.5)	(13.7)	(4.8)	35.0%
Total	3.0	24.7	(21.7)	-87.9%	(10.9)	23.8	(34.7)	-145.8%

Total net realized (losses) gains from sales
Gains	5.4	33.9	(28.5)	-84.1%	9.5	39.5	(30.0)	-75.9%
Losses	(8.4)	(11.4)	3.0	-26.3%	(27.4)	(16.7)	(10.7)	64.1%
Total	(3.0)	22.5	(25.5)	-113.3%	(17.9)	22.8	(40.7)	-178.5%

(Losses) gains from fair value adjustments:
Equity securities, fair value	(28.6)	69.3	(97.9)	-141.3%	(150.0)	109.8	(259.8)	-236.6%

Total net realized (losses) gains	$ (31.6)	$ 91.8	$ (123.4)	-134.4%	$ (167.9)	$ 132.7	$ (300.6)	-226.5%

(NM, not meaningful)
(Some amounts may not reconcile due to rounding)

For the three and six months ended June 30, 2008, we recorded $28.6 million and $150.0 million of net realized capital losses, respectively, on our equity securities at fair value due to fair value re-measurements. For the three and six months ended June 30, 2007, we recorded $69.3 million and $109.8 million of net realized capital gains, respectively, on our equity securities at fair value due to fair value re-measurements.

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

The following discusses the underwriting results for each of our segments for the periods indicated:

U.S. Reinsurance.

The following table presents the underwriting results and ratios for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2008	2007	Variance	% Change	2008	2007	Variance	% Change
Gross written premiums	$ 200.3	$ 271.7	$ (71.4)	-26.3%	$ 434.1	$ 626.0	$ (191.9)	-30.7%
Net written premiums	198.1	271.6	(73.5)	-27.1%	428.0	620.5	(192.5)	-31.0%

Premiums earned	$ 238.1	$ 314.3	$ (76.2)	-24.2%	$ 527.4	$ 667.5	$ (140.1)	-21.0%
Incurred losses and LAE	116.7	110.2	6.5	5.9%	293.6	232.5	61.1	26.3%
Commission and brokerage	70.1	81.3	(11.2)	-13.8%	150.4	157.6	(7.2)	-4.6%
Other underwriting expenses	6.9	7.3	(0.4)	-5.5%	15.7	13.8	1.9	13.8%
Underwriting gain	$ 44.4	$ 115.5	$ (71.1)	-61.6%	$ 67.7	$ 263.6	$ (195.9)	-74.3%

				Point Chg				Point Chg
Loss ratio	49.0%	35.1%		13.9	55.7%	34.8%		20.9
Commission and brokerage ratio	29.4%	25.9%		3.5	28.5%	23.6%		4.9
Other underwriting expense ratio	3.0%	2.3%		0.7	3.0%	2.1%		0.9
Combined ratio	81.4%	63.3%		18.1	87.2%	60.5%		26.7

(Some amounts may not reconcile due to rounding)

Premiums.  Gross written premiums decreased by 26.3% to $200.3 million for the three months ended June 30, 2008 from $271.7 million for the three months ended June 30, 2007, primarily due to a $46.4 million (28.5%) decrease in treaty property volume, a $13.7 million (35.8%) decrease in facultative volume and an $11.0 million (15.7%) decrease in treaty casualty volume. Property premiums were lower due to increased common account reinsurance protections on some Florida business and non-renewal of several agreements. The treaty casualty market remains highly competitive with lower rates, demands for higher ceding commissions, relaxed terms and higher retention levels by ceding companies resulting in their retaining a greater proportion of gross premiums. Net written premiums decreased by 27.1% to $198.1 million for the three months ended June 30, 2008 compared to $271.6 million for the three months ended June 30, 2007, primarily due to the decrease in gross written premiums. Net premiums earned decreased by 24.2% to $238.1 million for the three months ended June 30, 2008 compared to $314.3 million for the three months ended June 30, 2007. The change in net premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums decreased by 30.7% to $434.1 million for the six months ended June 30, 2008 from $626.0 million for the six months ended June 30, 2007, primarily due to a $111.9 million (30.6%) decrease in treaty property volume, a $43.9 million (25.5%) decrease in treaty casualty volume and a $35.9 million (41.0%) decrease in facultative volume. Net written premiums decreased by 31.0% to $428.0 million for the six months ended June 30, 2008 compared to $620.5 million for the six months ended June 30, 2007, primarily due to the decrease in gross written premiums. Net premiums earned decreased by 21.0% to $527.4 million for the six months ended June 30, 2008 compared to $667.5 million for the six months ended June 30, 2007. Variances for the six months were driven by the same factors as for the three month periods as discussed above.

Incurred Losses and LAE.  The following tables present the incurred losses and LAE for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended June 30,
	2008			2007			Variance
	Current	Prior	Total	Current	Prior	Total	Current	Prior	Total
(Dollars in millions)	Year	Years	Incurred	Year	Years	Incurred	Year	Years	Incurred
Attritional	$ 107.3	$ (2.9)	$ 104.3	$ 139.0	$ (36.5)	$ 102.5	$ (31.7)	$ 33.6	$ 1.8
Catastrophes	10.0	2.4	12.4	-	(8.8)	(8.8)	10.0	11.2	21.2
A&E	-	-	-	-	16.5	16.5	-	(16.5)	(16.5)
Total segment	$ 117.3	$ (0.5)	$ 116.7	$ 139.0	$ (28.9)	$ 110.2	$ (21.7)	$ 28.4	$ 6.5
Loss ratio	49.2%	-0.2%	49.0%	44.2%	-9.2%	35.1%	5.0	9.0	13.9

	Six Months Ended June 30,
	2008			2007			Variance
	Current	Prior	Total	Current	Prior	Total	Current	Prior	Total
(Dollars in millions)	Year	Years	Incurred	Year	Years	Incurred	Year	Years	Incurred
Attritional	$ 243.8	$ 31.8	$ 275.5	$ 298.5	$ (63.3)	$ 235.3	$ (54.7)	$ 95.1	$ 40.2
Catastrophes	10.0	8.1	18.1	-	(19.2)	(19.2)	10.0	27.3	37.3
A&E	-	-	-	-	16.5	16.5	-	(16.5)	(16.5)
Total segment	$ 253.8	$ 39.8	$ 293.6	$ 298.5	$ (66.0)	$ 232.5	$ (44.7)	$ 105.8	$ 61.1
Loss ratio	48.1%	7.5%	55.7%	44.7%	-9.9%	34.8%	3.4	17.4	20.9
(Some amounts may not reconcile due to rounding.)

Incurred losses were 13.9 points higher for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. Of the 13.9 point increase, 10.4 points were due to less favorable reserve development in 2008 compared to 2007 for prior years’ attritional losses. In addition, catastrophe losses, period over period, for both the current year and the prior years’ losses increased 8.0 points, as we incurred losses on the May 2008 U.S. tornadoes and strengthened reserves by $2.2 million for the 2005 hurricanes. Partially offsetting the above was a decrease of 5.2 points due to no reserve adjustments for A&E losses for the 2008 quarter as compared to the same period in 2007, which experienced adverse development.

Incurred losses were 20.9 points higher for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. Of the 20.9 point increase, 15.5 points were due to unfavorable reserve development on prior years’ attritional losses, more specifically, $32.6 million for an unfavorable arbitration decision relating to a 2001 retrocessional cover and 6.3 points were due to current and prior years’ catastrophe losses, partially offset by a 2.5 point decrease due to no reserve adjustments in 2008 for A&E losses, which experienced adverse development in 2007.

Segment Expenses.  Commission and brokerage expenses decreased by 13.8% to $70.1 million for the three months ended June 30, 2008 from $81.3 million for the three months ended June 30, 2007 and by 4.6% to $150.4 million for the six months ended June 30, 2008 from $157.6 million for the six months ended June 30, 2007. These decreases were primarily due to the decrease in net earned premium volume and the changes in business mix, partially offset by higher commission rates due to a more competitive market.

Segment other underwriting expenses for the three months ended June 30, 2008 decreased slightly to $6.9 million from $7.3 million for the three months ended June 30, 2007. For the six months ended June 30, 2008, segment other underwriting expenses increased to $15.7 million from $13.8 million for the six months ended June 30, 2007, principally due to the allocation of certain corporate charges to segments starting in the fourth quarter of 2007, which had been previously retained in corporate expenses.

U.S. Insurance.

The following tables present the underwriting results and ratios for the U.S. Insurance segment for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2008	2007	Variance	% Change	2008	2007	Variance	% Change
Gross written premiums	$ 191.0	$ 161.6	$ 29.4	18.2%	$ 401.4	$ 379.0	$ 22.4	5.9%
Net written premiums	153.9	145.4	8.5	5.8%	330.5	342.8	(12.3)	-3.6%

Premiums earned	$ 181.2	$ 178.1	$ 3.1	1.7%	$ 375.7	$ 371.1	$ 4.6	1.2%
Incurred losses and LAE	193.5	125.3	68.2	54.4%	327.4	304.7	22.7	7.4%
Commission and brokerage	39.4	35.4	4.0	11.3%	74.7	68.6	6.1	8.9%
Other underwriting expenses	15.9	12.0	3.9	32.5%	30.2	24.4	5.8	23.8%
Underwriting (loss) gain	$ (67.6)	$ 5.4	$ (73.0)	NM	$ (56.7)	$ (26.7)	$ (30.0)	112.4%

				Point Chg				Point Chg
Loss ratio	106.8%	70.3%		36.5	87.2%	82.1%		5.1
Commission and brokerage ratio	21.7%	19.9%		1.8	19.9%	18.5%		1.4
Other underwriting expense ratio	8.8%	6.8%		2.0	8.0%	6.6%		1.4
Combined ratio	137.3%	97.0%		40.3	115.1%	107.2%		7.9

(NM, not meaningful)
(Some amounts may not reconcile due to rounding)

Premiums.  Gross written premiums increased by 18.2% to $191.0 million for the three months ended June 30, 2008 from $161.6 million for the three months ended June 30, 2007. Our newer programs, most notably the Brownstone program, plus growth in the CV Starr program, more than offset declines in our more mature programs, principally the workers’ compensation and contractors business. Net written premiums increased by 5.8% to $153.9 million for the three months ended June 30, 2008 compared to $145.4 million for the three months ended at June 30, 2007. The net written premium increase was less than the increase in gross written premiums primarily due to increased reinsurance cessions on select larger new programs. Net premiums earned increased slightly to $181.2 million for the three months ended June 30, 2008 compared to $178.1 million for the three months ended June 30, 2007. The change in net premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are reflected at the initiation of the coverage period.

Gross written premiums increased by 5.9% to $401.4 million for the six months ended June 30, 2008 from $379.0 million for the six months ended June 30, 2007. Net written premiums decreased by 3.6% to $330.5 million for the six months ended June 30, 2008 compared to $342.8 million for the six months ended June 30, 2007. Net premiums earned increased slightly to $375.7 million for the six months ended June 30, 2008 compared to $371.1 million for the six months ended June 30, 2007. Variances for the six months were driven by the same factors as for the three month periods as discussed above.

Incurred Losses and LAE.  The following tables present the incurred losses and LAE for the U.S. Insurance segment for the periods indicated.

	Three Months Ended June 30,
	2008			2007			Variance
	Current	Prior	Total	Current	Prior	Total	Current	Prior	Total
(Dollars in millions)	Year	Years	Incurred	Year	Years	Incurred	Year	Years	Incurred
Attritional	$ 128.4	$ 65.4	$ 193.8	$ 130.3	$ (4.7)	$ 125.6	$ (1.9)	$ 70.1	$ 68.2
Catastrophes	-	(0.3)	(0.3)	-	(0.3)	(0.3)	-	-	-
Total segment	$ 128.4	$ 65.1	$ 193.5	$ 130.3	$ (5.0)	$ 125.3	$ (1.9)	$ 70.1	$ 68.2
Loss ratio	70.8%	36.0%	106.8%	73.1%	-2.8%	70.3%	(2.3)	38.8	36.5

	Six Months Ended June 30,
	2008			2007			Variance
	Current	Prior	Total	Current	Prior	Total	Current	Prior	Total
(Dollars in millions)	Year	Years	Incurred	Year	Years	Incurred	Year	Years	Incurred
Attritional	$ 260.0	$ 67.7	$ 327.7	$ 266.1	$ 39.0	$ 305.1	$ (6.1)	$ 28.7	$ 22.6
Catastrophes	-	(0.3)	(0.3)	-	(0.4)	(0.4)	-	0.1	0.1
Total segment	$ 260.0	$ 67.4	$ 327.4	$ 266.1	$ 38.6	$ 304.7	$ (6.1)	$ 28.8	$ 22.7
Loss ratio	69.2%	18.0%	87.2%	71.7%	10.4%	82.1%	(2.5)	7.6	5.1
(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 54.4% to $193.5 million for the three months ended June 30, 2008 from $125.3 million for the three months ended June 30, 2007 as the segment loss ratio increased by 36.5 points to 106.8%. The increase of 36.5 points included 38.6 points, $70.0 million, of unfavorable development on prior years’ losses on an auto loan credit insurance program, which is in run-off. The recent deterioration in general economic conditions and its apparent adverse impact in loan performance, particularly sub-prime loan performance overall, has resulted in unforeseeable increases in loan default rates and claim amounts. We have recently commuted our remaining liability on this program with our largest policyholder and therefore, given the magnitude of our current reserves, the maturity of the remaining insured portfolio and the reduced principal exposure, we believe future loss development should not be material.

Incurred losses and LAE increased by 7.4% to $327.4 million for the six months ended June 30, 2008 from $304.7 million for the six months ended June 30, 2007 as the segment loss ratio increased by 5.1 points to 87.2%. The increase was principally due to the increase in prior years’ reserve development in 2008 compared to 2007. For the six months ended June 30, 2008, we strengthened reserves for an auto loan credit insurance program by $25.6 million more than was strengthened for the six months ended June 30, 2007. This was partially offset by favorable development, in the aggregate, on prior years’ losses although not as favorable as 2007’s development.

Segment Expenses.  Commission and brokerage increased by 11.3% to $39.4 million for the three months ended June 30, 2008 from $35.4 million for the three months ended June 30, 2007 and 8.9% to $74.7 million for the six months ended June 30, 2008 from $68.6 million for the six months ended June 30, 2007. These increases were principally due to an increase in commission costs on new programs. Segment other underwriting expenses for the three months ended June 30, 2008 increased to $15.9 million as compared to $12.0 million for the three months ended June 30, 2007 and to $30.2 million for the six months ended June 30, 2008 as compared to $24.4 million for the six months ended June 30, 2007. These increases were primarily due to increased compensation costs associated with increased staff and the allocation of certain corporate charges to segments starting in the fourth quarter of 2007, which had been previously retained in corporate expenses.

Specialty Underwriting.

The following table presents the underwriting results and ratios for the Specialty Underwriting segment for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2008	2007	Variance	% Change	2008	2007	Variance	% Change
Gross written premiums	$ 84.2	$ 76.4	$ 7.8	10.2%	$ 139.1	$ 131.1	$ 8.0	6.1%
Net written premiums	83.0	75.9	7.1	9.4%	137.3	129.1	8.2	6.4%

Premiums earned	$ 78.9	$ 77.1	$ 1.8	2.3%	$ 131.1	$ 132.8	$ (1.7)	-1.3%
Incurred losses and LAE	41.5	54.6	(13.1)	-24.0%	69.9	95.7	(25.8)	-27.0%
Commission and brokerage	19.6	15.4	4.2	27.3%	36.0	31.3	4.7	15.0%
Other underwriting expenses	1.8	1.8	-	0.0%	4.2	3.4	0.8	23.5%
Underwriting gain	$ 15.8	$ 5.3	$ 10.5	198.1%	$ 21.0	$ 2.5	$ 18.5	NM

				Point Chg				Point Chg
Loss ratio	52.7%	70.8%		(18.1)	53.3%	72.1%		(18.8)
Commission and brokerage ratio	24.9%	20.0%		4.9	27.5%	23.6%		3.9
Other underwriting expense ratio	2.3%	2.3%		-	3.2%	2.5%		0.7
Combined ratio	79.9%	93.1%		(13.2)	84.0%	98.2%		(14.2)

(NM, not meaningful)
(Some amounts may not reconcile due to rounding)

Premiums.  Gross written premiums increased by 10.2% to $84.2 million for the three months ended June 30, 2008 from $76.4 million for the three months ended June 30, 2007, primarily due to a $21.0 million (70.4%) increase in marine premiums, principally due to two new accounts, partially offset by a $10.3 million (86.5%) decrease in aviation premiums and $3.1 million (11.6%) decrease in A&H premiums. Net written premiums increased 9.4% to $83.0 million for the three months ended June 30, 2008 compared to $75.9 million for the three months ended June 30, 2007, in line with the increase in gross written premiums. Net premiums earned increased 2.3% to $78.9 million for the three months ended June 30, 2008 compared to $77.1 million for the three months ended June 30, 2007. The change in net premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are reflected at the initiation of the coverage period.

Gross written premiums increased by 6.1% to $139.1 million for the six months ended June 30, 2008 from $131.1 million for the six months ended June 30, 2007, primarily due to a $25.1 million (58.0%) increase in marine premiums and a $1.9 million (11.0%) increase in surety premiums, partially offset by a decrease of $13.6 million (67.5%) in aviation premiums and a $5.4 million (10.8%) decrease in A&H premiums. Net written premiums increased 6.4% to $137.3 million for the six months ended June 30, 2008 compared to $129.1 million for the six months ended June 30, 2007, primarily due to the increase in gross written premiums. Net premiums earned decreased 1.3% to $131.1 million for the six months ended June 30, 2008 compared to $132.8 million for the six months ended June 30, 2007. The variances, period over period, for the six months ended June 30, 2008 and 2007 were the same as those discussed for the three months ended June 30, 2008 and 2007.

Incurred Losses and LAE. The following tables present the incurred losses and LAE for the Specialty Underwriting segment for the periods indicated.

	Three Months Ended June 30,
	2008			2007			Variance
	Current	Prior	Total	Current	Prior	Total	Current	Prior	Total
(Dollars in millions)	Year	Years	Incurred	Year	Years	Incurred	Year	Years	Incurred
Attritional	$ 47.4	$ (6.0)	$ 41.3	$ 42.8	$ 3.6	$ 46.4	$ 4.6	$ (9.6)	$ (5.1)
Catastrophes	-	0.2	0.2	-	8.3	8.3	-	(8.1)	(8.1)
Total segment	$ 47.4	$ (5.8)	$ 41.5	$ 42.8	$ 11.8	$ 54.6	$ 4.6	$ (17.6)	$ (13.1)
Loss ratio	60.0%	-7.4%	52.7%	55.5%	15.4%	70.8%	4.5	(22.8)	(18.1)

	Six Months Ended June 30,
	2008			2007			Variance
	Current	Prior	Total	Current	Prior	Total	Current	Prior	Total
(Dollars in millions)	Year	Years	Incurred	Year	Years	Incurred	Year	Years	Incurred
Attritional	$ 77.0	$ (9.0)	$ 68.0	$ 75.1	$ 3.6	$ 78.7	$ 1.9	$ (12.6)	$ (10.7)
Catastrophes	-	1.9	1.9	-	17.1	17.1	-	(15.2)	(15.2)
Total segment	$ 77.0	$ (7.1)	$ 69.9	$ 75.1	$ 20.6	$ 95.7	$ 1.9	$ (27.7)	$ (25.8)
Loss ratio	58.7%	-5.4%	53.3%	56.5%	15.5%	72.1%	2.2	(20.9)	(18.8)
(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased by 24.0% to $41.5 million for the three months ended June 30, 2008 compared to $54.6 million for the three months ended June 30, 2007 and by 27.0% to $69.9 million for the six months ended June 30, 2008 compared to $95.7 million for the six months ended June 30, 2007. Overall, the loss ratio was lower by 18.1 points for the second quarter of 2008 compared to the second quarter of 2007 and by 18.8 points for the six months ended June 30, 2008 compared to the same period in 2007. These variances were the result of favorable development for both the three months and six months prior years’ attritional losses of 12.2 points and 9.6 points, respectively, as favorable development for aviation, surety and A&H business was partially offset by unfavorable development on marine business. In addition, development on both the three and six months prior years’ catastrophe losses decreased to relatively insignificant levels for the 2008 periods, which contributed 10.5 points and 11.4 points, respectively, to the decrease.

Segment Expenses.  Commission and brokerage increased by 27.3% to $19.6 million for the three months ended June 30, 2008 from $15.4 million for the three months ended June 30, 2007 and 15.0% to $36.0 million for the six months ended June 30, 2008 from $31.3 million for the six months ended June 30, 2007 as the increase in market competition increased commission costs.

Segment other underwriting expenses for the three months ended June 30, 2008 and 2007 remained unchanged at $1.8 million, while segment other underwriting expenses increased to $4.2 million for the six months ended June 30, 2008 from $3.4 million for the six months ended June 30, 2007, primarily due to the allocation of certain corporate charges to segments, which had been previously retained in corporate expenses.

International.

The following table presents the underwriting results and ratios for the International segment for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2008	2007	Variance	% Change	2008	2007	Variance	% Change
Gross written premiums	$ 219.0	$ 202.6	$ 16.4	8.1%	$ 405.4	$ 376.0	$ 29.4	7.8%
Net written premiums	218.9	202.6	16.3	8.0%	405.2	376.5	28.7	7.6%

Premiums earned	$ 214.0	$ 208.9	$ 5.1	2.4%	$ 405.0	$ 388.7	$ 16.3	4.2%
Incurred losses and LAE	133.3	162.4	(29.1)	-17.9%	243.0	258.1	(15.1)	-5.9%
Commission and brokerage	55.8	53.1	2.7	5.1%	102.1	96.6	5.5	5.7%
Other underwriting expenses	4.7	4.3	0.4	9.3%	9.8	8.1	1.7	21.0%
Underwriting gain (loss)	$ 20.2	$ (10.9)	$ 31.1	NM	$ 50.0	$ 25.9	$ 24.1	93.1%

				Point Chg				Point Chg
Loss ratio	62.3%	77.8%		(15.5)	60.0%	66.4%		(6.4)
Commission and brokerage ratio	26.1%	25.4%		0.7	25.2%	24.9%		0.3
Other underwriting expense ratio	2.2%	2.0%		0.2	2.4%	2.0%		0.4
Combined ratio	90.6%	105.2%		(14.6)	87.6%	93.3%		(5.7)

(NM, not meaningful)
(Some amounts may not reconcile due to rounding)

Premiums.  Gross written premiums increased by 8.1% to $219.0 million for the three months ended June 30, 2008 from $202.6 million for the three months ended June 30, 2007 and by 7.8% to $405.4 million for the six months ended June 30, 2008 from $376.0 million for the six months ended June 30, 2007. Approximately $1 million and $13 million of these increases were due to currency movement, for the three and six months ended June 30, 2008 compared to June 30, 2007, respectively. In addition, we wrote new business in Latin America and the Middle East and experienced some growth from existing business in Asia, in local currency terms. However, premiums from our Canadian business were down somewhat as we continue to see our Canadian cedents retain more risk and corresponding premium.

Net written premiums increased by 8.0% to $218.9 million for the three months ended June 30, 2008 compared to $202.6 million for the three months ended June 30, 2007 and by 7.6% to $405.2 million for the six months ended June 30, 2008 compared to $376.5 million for the six months ended June 30, 2007, consistent with the increase in gross written premiums. Net premiums earned increased by 2.4% to $214.0 million for the three months ended June 30, 2008 compared to $208.9 million for the three months ended June 30, 2007 and by 4.2% to $405.0 million for the six months ended June 30, 2008 compared to $388.7 million for the six months ended June 30, 2007. The change in net premiums earned relative to net written premiums is the result of timing, premiums are earned ratable over the coverage period whereas written premiums are reflected at the initiation of coverage.

Incurred Losses and LAE. The following tables present the incurred losses and LAE for the International segment for the periods indicated.

	Three Months Ended June 30,
	2008			2007			Variance
	Current	Prior	Total	Current	Prior	Total	Current	Prior	Total
(Dollars in millions)	Year	Years	Incurred	Year	Years	Incurred	Year	Years	Incurred
Attritional	$ 116.8	$ 7.7	$ 124.5	$ 110.3	$ 5.6	$ 115.8	$ 6.5	$ 2.1	$ 8.7
Catastrophes	10.0	(1.2)	8.8	44.3	2.3	46.6	(34.3)	(3.5)	(37.8)
Total segment	$ 126.8	$ 6.5	$ 133.3	$ 154.6	$ 7.9	$ 162.4	$ (27.8)	$ (1.4)	$ (29.1)
Loss ratio	59.3%	3.0%	62.3%	74.0%	3.8%	77.8%	(14.7)	(0.8)	(15.5)

	Six Months Ended June 30,
	2008			2007			Variance
	Current	Prior	Total	Current	Prior	Total	Current	Prior	Total
(Dollars in millions)	Year	Years	Incurred	Year	Years	Incurred	Year	Years	Incurred
Attritional	$ 218.8	$ 4.6	$ 223.4	$ 208.3	$ (4.4)	$ 203.9	$ 10.5	$ 9.0	$ 19.5
Catastrophes	18.0	1.6	19.6	50.0	4.3	54.3	(32.0)	(2.7)	(34.7)
Total segment	$ 236.8	$ 6.3	$ 243.0	$ 258.2	$ (0.1)	$ 258.1	$ (21.4)	$ 6.4	$ (15.1)
Loss ratio	58.5%	1.5%	60.0%	66.4%	0.0%	66.4%	(7.9)	1.5	(6.4)
(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased by 17.9% to $133.3 million for the three months ended June 30, 2008 compared to $162.4 million for the three months ended June 30, 2007 and by 5.9% to $243.0 million for the six months ended June 30, 2008 compared to $258.1 million for the six months ended June 30, 2007. The segment loss ratio decreased by 15.5 points and 6.4 points for the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007, respectively. The principal driver of the favorable variances was the lower current year catastrophe losses in 2008 compared to 2007 for both periods measured. The principal current year catastrophe loss in 2008 was the China snowstorm, while the 2007 catastrophe losses included the New South Wales storm and the Jakarta floods.

Segment Expenses.  Commission and brokerage increased by 5.1% to $55.8 million for the three months ended June 30, 2008 from $53.1 million for the three months ended June 30, 2007 and by 5.7% to $102.1 million for the six months ended June 30, 2008 from $96.6 million for the six months ended June 30, 2007, which were in line with the increase in premiums and market pressures for increased commission rates.

Segment other underwriting expenses for the three months ended June 30, 2008 increased to $4.7 million compared to $4.3 million for the three months ended June 30, 2007 and for the six months ended June 30, 2008 to $9.8 million compared to $8.1 million for the six months ended June 30, 2007. These increases were primarily due to the allocation of certain corporate charges to segments, which had been previously retained in corporate expenses.

Bermuda.

The following table presents the underwriting results and ratios for the Bermuda segment for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2008	2007	Variance	% Change	2008	2007	Variance	% Change
Gross written premiums	$ 210.8	$ 223.2	$ (12.4)	-5.6%	$ 402.8	$ 440.2	$ (37.4)	-8.5%
Net written premiums	210.9	223.1	(12.2)	-5.5%	402.5	439.5	(37.0)	-8.4%

Premiums earned	$ 230.0	$ 220.9	$ 9.1	4.1%	$ 414.9	$ 444.0	$ (29.1)	-6.6%
Incurred losses and LAE	119.7	166.6	(46.9)	-28.2%	216.2	293.7	(77.5)	-26.4%
Commission and brokerage	59.8	49.2	10.6	21.5%	108.6	106.0	2.6	2.5%
Other underwriting expenses	5.8	4.3	1.5	34.9%	12.6	9.2	3.4	37.0%
Underwriting gain	$ 44.6	$ 0.8	$ 43.8	NM	$ 77.5	$ 35.1	$ 42.4	120.8%

				Point Chg				Point Chg
Loss ratio	52.1%	75.4%		(23.3)	52.1%	66.2%		(14.1)
Commission and brokerage ratio	26.0%	22.3%		3.7	26.2%	23.8%		2.4
Other underwriting expense ratio	2.5%	1.9%		0.6	3.0%	2.1%		0.9
Combined ratio	80.6%	99.6%		(19.0)	81.3%	92.1%		(10.8)

(NM, not meaningful)
(Some amounts may not reconcile due to rounding)

Premiums.  Gross written premiums decreased by 5.6% to $210.8 million for the three months ended June 30, 2008 compared to $223.2 million for the three months ended June 30, 2007 and by 8.5% to $402.8 million for the six months ended June 30, 2008 compared to $440.2 million for the six months ended June 30, 2007. The Bermuda book was down for both the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007 by $26.8 million and $26.6 million, respectively, principally due to a discontinued account and conversion of a large casualty quota share to an excess of loss coverage. On the other hand, our London and Europe books were up $14.5 million for the three months ended June 30, 2008 compared to June 30, 2007, aided by the weaker U.S. dollar, which had also contributed to lessening the decrease for the six months ended June 30, 2008 comparison to the same period of 2007.

Net written premiums decreased by 5.5% to $210.9 million for the three months ended June 30, 2008 compared to $223.1 million for the three months ended June 30, 2007 and by 8.4% to $402.5 million for the six months ended June 30, 2008 compared to $439.5 million for the six months ended June 30, 2007, commensurate with the decrease in gross written premiums. Net premiums earned increased by 4.1% to $230.0 million for the three months ended June 30, 2008 compared to $220.9 million for the three months ended June 30, 2007 and decreased by 6.6% to $414.9 million for the six months ended June 30, 2008 compared to $444.0 million for the six months ended June 30, 2007. The change in net premiums earned relative to the net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are reflected at the initiation of the coverage period.

Incurred Losses and LAE. The following tables present the incurred losses and LAE for the Bermuda segment for the periods indicated.

	Three Months Ended June 30,
	2008			2007			Variance
	Current	Prior	Total	Current	Prior	Total	Current	Prior	Total
(Dollars in millions)	Year	Years	Incurred	Year	Years	Incurred	Year	Years	Incurred
Attritional	$ 132.8	$ (10.0)	$ 122.7	$ 115.8	$ (5.3)	$ 110.5	$ 17.0	$ (4.7)	$ 12.2
Catastrophes	(2.0)	(1.0)	(3.0)	34.3	0.3	34.6	(36.3)	(1.3)	(37.6)
A&E	-	-	-	-	21.5	21.5	-	(21.5)	(21.5)
Total segment	$ 130.8	$ (11.1)	$ 119.7	$ 150.1	$ 16.5	$ 166.6	$ (19.3)	$ (27.6)	$ (46.9)
Loss ratio	56.9%	-4.8%	52.1%	67.9%	7.5%	75.4%	(11.0)	(12.3)	(23.3)

	Six Months Ended June 30,
	2008			2007			Variance
	Current	Prior	Total	Current	Prior	Total	Current	Prior	Total
(Dollars in millions)	Year	Years	Incurred	Year	Years	Incurred	Year	Years	Incurred
Attritional	$ 236.6	$ (20.1)	$ 216.5	$ 229.8	$ (20.2)	$ 209.6	$ 6.8	$ 0.1	$ 6.9
Catastrophes	5.7	(6.0)	(0.4)	62.5	0.1	62.6	(56.8)	(6.1)	(63.0)
A&E	-	-	-	-	21.5	21.5	-	(21.5)	(21.5)
Total segment	$ 242.3	$ (26.1)	$ 216.2	$ 292.3	$ 1.4	$ 293.7	$ (50.0)	$ (27.5)	$ (77.5)
Loss ratio	58.4%	-6.3%	52.1%	65.8%	0.3%	66.2%	(7.4)	(6.6)	(14.1)
(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased by 28.2% to $119.7 million for the three months ended June 30, 2008 compared to $166.6 million for the three months ended June 30, 2007 and by 26.4% to $216.2 million for the six months ended June 30, 2008 compared to $293.7 million for the six months ended June 30, 2007. The segment loss ratio decreased by 23.3 points and 14.1 points, respectively, for the three and six months ended June 30, 2008 compared to the same periods in 2007. This decrease was primarily the result of decreased catastrophe losses. The absence of prior years’ development on A&E losses in 2008 compared to 2007 also contributed to the decrease.

Segment Expenses.  Commission and brokerage increased by 21.5% to $59.8 million for the three months ended June 30, 2008 from $49.2 million for the three months ended June 30, 2007 and by 2.5% to $108.6 million for the six months ended June 30, 2008 from $106.0 million for the six months ended June 30, 2007, principally the result of competitive market conditions combined with a change in the mix of business. Segment other underwriting expenses for the three months ended June 30, 2008 increased to $5.8 million compared to $4.3 million for the three months ended June 30, 2007 and to $12.6 million for the six months ended June 30, 2008 compared to $9.2 million for the six months ended June 30, 2007, primarily due to a general increase in operations to support the business.

FINANCIAL CONDITION

Cash and Invested Assets. Aggregate invested assets, including cash and short-term investments, were $14,580.9 million at June 30, 2008, a decrease of $355.3 million compared to $14,936.2 million at December 31, 2007. We had operating cash flows of $232.3 million during the six months ended June 30, 2008, which added to cash and invested assets. More than offsetting this addition were: $215.7 million of unrealized depreciation on fixed maturities investments, $150.0 million decline in the fair value of our equity securities, repurchases of 1.3 million of our common shares for $125.7 million, $59.7 million paid out in dividends to shareholders and $35.2 million in foreign exchange losses on our portfolio securities and cash.

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

For the portion needed to satisfy outstanding liabilities, we invest in taxable and tax-preferenced fixed income securities with an average credit quality of Aa2, as rated by Moody’s Investors Service, Inc. (“Moody’s”), an independent investment rating service. Our mix of taxable and tax-preferenced investments is adjusted continuously, consistent with our current and projected operating results, market conditions and our tax position. This fixed maturity portfolio is externally managed by an independent, professional investment manager using portfolio guidelines provided by us.

Over the past few years, we have reallocated a portion of the portfolio representing our shareholders’ equity to include: 1) publicly traded equity securities and 2) private equity limited partnership investments. The objective of this portfolio diversification is to enhance the risk-adjusted total return of the investment portfolio by allocating a prudent portion of the portfolio to higher return asset classes. We have limited our allocation to these asset classes because of: 1) the potential for volatility in their values and 2) the impact of these investments on regulatory and rating agency capital adequacy models. At June 30, 2008, the market/fair value of investments in equity and limited partnership securities approximated 34% of shareholders’ equity.

The tables below summarize the composition and characteristics of our investment portfolio for the periods indicated:

(Dollars in millions)	At June 30, 2008		At December 31, 2007
Fixed maturities, market value	$ 11,168.5	76.6%	$ 10,245.6	68.6%
Equity securities, market value	25.7	0.2%	24.7	0.1%
Equity securities, fair value	1,194.4	8.2%	1,535.3	10.3%
Short-term investments	1,261.0	8.7%	2,225.7	14.9%
Other invested assets	705.4	4.8%	654.3	4.4%
Cash	225.9	1.5%	250.6	1.7%
Total investments and cash	$ 14,580.9	100.0%	$ 14,936.2	100.0%

	At June 30, 2008		At December 31, 2007
Fixed income portfolio duration	4.4 years		3.9 years
Fixed income composite credit quality	Aa2		Aa2
Imbedded end of period yield, pre-tax	4.5%		4.7%
Imbedded end of period yield, after-tax	3.8%		3.9%

The following table provides a comparison of our total return by asset class relative to broadly accepted industry benchmarks for the periods indicated:

	Six Months Ended	Twelve Months Ended
	June 30, 2008	December 31, 2007
Our fixed income portfolio total return	0.6%	5.0%
Lehman bond aggregate index	1.1%	7.0%

Our common equity portfolio total return	-10.3%	9.2%
S & P 500 index total return	-11.9%	5.5%

Our other invested asset portfolio total return	3.8%	13.5%

Reinsurance Receivables. Reinsurance receivables for both paid and unpaid losses totaled $649.8 million at June 30, 2008 and $666.2 million at December 31, 2007. At June 30, 2008, $195.6 million, or 30.1%, was receivable from Transatlantic Reinsurance Company; $100.0 million, or 15.4%, was receivable from Continental Insurance Company; $53.9 million, or 8.3%, was receivable from Munich Reinsurance Company; $41.1 million, or 6.3%, was receivable from Ace Property and Casualty Insurance Company and $38.2 million, or 5.9%, was receivable from Berkley Insurance Company. The receivable from Continental is collateralized by a funds held arrangement under which we have retained the premium payments due the retrocessionaire, recognized liabilities for such amounts and reduced such liabilities as payments are due from the retrocessionaire. In addition, $231.4 million was receivable from Founders Insurance Company Limited, for which the Company has established a $231.4 million provision for uncollectible reinsurance. No other retrocessionaire accounted for more than 5% of our receivables.

Loss and LAE Reserves. Gross loss and LAE reserves totaled $9,078.4 million at June 30, 2008 and $9,040.6 million at December 31, 2007.

The following tables summarize gross outstanding loss and LAE reserves by segment, classified by case reserves and IBNR reserves, for the periods indicated:

Gross Reserves By Segment
	As of June 30, 2008
	Case	IBNR	Total	% of
(Dollars in millions)	Reserves	Reserves	Reserves	Total
U.S. Reinsurance	$ 1,384.3	$ 1,836.0	$ 3,220.3	35.5%
U.S. Insurance	595.3	1,193.2	1,788.5	19.7%
Specialty Underwriting	254.1	159.8	413.9	4.6%
International	671.7	484.1	1,155.8	12.7%
Bermuda	741.6	887.3	1,628.9	17.9%
Total excluding A&E	3,647.0	4,560.4	8,207.4	90.4%
A&E	461.1	409.9	871.0	9.6%
Total including A&E	$ 4,108.1	$ 4,970.3	$ 9,078.4	100.0%

	At December 31, 2007
	Case	IBNR	Total	% of
(Dollars in millions)	Reserves	Reserves	Reserves	Total
U.S. Reinsurance	$ 1,414.2	$ 1,907.0	$ 3,321.2	36.8%
U.S. Insurance	597.5	1,083.7	1,681.2	18.6%
Specialty Underwriting	273.2	161.3	434.5	4.8%
International	632.0	472.8	1,104.8	12.2%
Bermuda	753.1	823.0	1,576.1	17.4%
Total excluding A&E	3,670.0	4,447.8	8,117.8	89.8%
A&E	439.8	483.0	922.8	10.2%
Total including A&E	$ 4,109.8	$ 4,930.8	$ 9,040.6	100.0%

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

Asbestos and Environmental Exposures. The following table summarizes incurred losses and outstanding loss reserves with respect to A&E reserves on both a gross and net of retrocessions basis for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2008	2007	2008	2007
Gross basis:
Beginning of period reserves	$ 901.0	$ 632.2	$ 922.8	$ 650.1
Incurred losses	-	40.0	-	40.0
Paid losses	(30.0)	(34.4)	(51.8)	(52.2)
End of period reserves	$ 871.0	$ 637.9	$ 871.0	$ 637.9

Net basis:
Beginning of period reserves	$ 843.2	$ 517.9	$ 827.4	$ 511.4
Incurred losses	-	38.0	-	38.0
Paid losses	(22.7)	(26.9)	(6.9)	(20.4)
End of period reserves	$ 820.5	$ 529.0	$ 820.5	$ 529.0

(Some amounts may not reconcile due to rounding.)

At June 30, 2008, the gross reserves for A&E losses were comprised of $147.4 million representing case reserves reported by ceding companies, $150.4 million representing additional case reserves established by us on assumed reinsurance claims, $163.3 million representing case reserves established by us on direct excess insurance claims, including Mt. McKinley Insurance Company (“Mt. McKinley”), and $409.9 million representing IBNR reserves.

With respect to asbestos only, at June 30, 2008, we had gross asbestos loss reserves of $816.4 million, or 93.7%, of total A&E reserves, of which $563.8 million was for assumed business and $252.6 million was for direct business.

The increase in end of period A&E reserves at June 30, 2008 compared to June 30, 2007 was primarily the result of our reserve study in the fourth quarter of 2007, after which we increased our gross reinsurance asbestos reserves by $250.0 million and increased our gross direct asbestos reserves by $75.0 million. Given our recent study and loss trends for these exposures, we believe our reserves at June 30, 2008 make adequate provision for our asbestos losses. Nevertheless, given historical experience associated with asbestos claims, we cannot provide assurances that our current reserves are adequate and it is possible that our ultimate losses may exceed our estimate by a material amount.

Industry analysts use the “survival ratio” to compare the A&E reserves among companies with such liabilities. The survival ratio is typically calculated by dividing a company’s current net reserves by the three year average of annual net paid losses. Hence, the survival ratio equals the number of years that it would take to exhaust the current reserves if future loss payments were to continue at historical levels. Using this measurement, our net three year asbestos survival ratio was 3.1 years for direct business and 12.8 years for reinsurance business at June 30, 2008.

Shareholders’ Equity. Our shareholders’ equity decreased to $5,567.6 million as of June 30, 2008 from $5,684.8 million as of December 31, 2007. We had net income of $231.0 million for the six months ended June 30, 2008, this was more than offset by a decrease in unrealized gains on investments of $165.0 million, net of tax, the repurchase of 1.3 million common shares for $125.7 million and $59.7 million of shareholder dividends.

LIQUIDITY AND CAPITAL RESOURCES

Capital. Our business operations are in part dependent on our financial strength, and the market’s perception of our strength, as measured by shareholders’ equity, which was $5,567.6 million at June 30, 2008 and $5,684.8 million at December 31, 2007. We possess significant financial flexibility and access to the debt and equity markets as a result of our perceived financial strength, as evidenced by the financial strength ratings as assigned by independent rating agencies. We continuously monitor our capital and financial position, as well as investment and security market conditions and respond accordingly.

From time to time, we have used open market share repurchases to effectively adjust our capital position. On July 21, 2008, our existing authorization to purchase up to 5 million of our shares was amended to authorize the purchase of up to 10 million shares. As of June 30, 2008, we had repurchased 3.9 million shares under this authorization.

On December 1, 2005, we filed a shelf registration statement on Form S-3ASR with the Securities and Exchange Commission (“SEC’), as a Well Known Seasoned Issuer. This shelf registration statement was used by Group to register common shares, preferred shares, debt securities, warrants, share purchase contracts and share purchase units; by Holdings to register debt securities and by Everest Re Capital Trust III (“Capital Trust III”) to register trust preferred securities.

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

For the portion needed to satisfy outstanding liabilities, we invest in taxable and tax-preferenced fixed income securities with an average credit quality of Aa2, as rated by Moody’s. Our mix of taxable and tax-preferenced investments is adjusted continuously, consistent with our current and projected operating results, market conditions and our tax position. This fixed maturity portfolio is externally managed by an independent, professional investment manager using portfolio guidelines provided by us.

Over the past few years, we have reallocated a portion of the portfolio representing our shareholders’ equity to include: 1) publicly traded equity securities and 2) private equity limited partnership investments. The objective of this portfolio diversification is to enhance the risk-adjusted total return of the investment portfolio by allocating a prudent portion of the portfolio to higher return asset classes. We have limited our allocation to these asset classes because of: 1) the potential for volatility in their values and 2) the impact of these investments on regulatory and rating agency capital adequacy models. At June 30, 2008, the market/fair value of investments in equity and limited partnership securities approximated 34% of shareholders’ equity.

Our liquidity requirements are generally met from positive cash flow from operations. Positive cash flow results from reinsurance and insurance premiums being collected prior to disbursements for claims, which disbursements generally take place over an extended period after the collection of premiums, sometimes a period of many years. Collected premiums are generally invested, prior to their use in such disbursements, and investment income provides additional funding for loss payments. Our net cash flows from operating activities were $232.3 million and $262.7 million for the six months ended June 30, 2008 and 2007, respectively. Additionally, these cash flows reflected net tax payments of $100.7 million and $160.3 million for the six months ended June 30, 2008 and 2007, respectively; net catastrophe loss payments of $148.2 million and $269.2 million for the six months ended June 30, 2008 and 2007, respectively; and net A&E loss payments of $6.9 million and $20.4 million for the six months ended June 30, 2008 and 2007, respectively.

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

As the timing of payments for claims and benefits cannot be predicted with certainty, we maintain portfolios of long term invested assets with varying maturities, along with short-term investments that provide additional liquidity for payment of claims. At June 30, 2008 and December 31, 2007 we held cash and short-term investments of $1,486.9 million and $2,476.3 million, respectively. In addition to these cash and short-term investments at June 30, 2008, we had $531.9 million, at market value, of available for sale fixed maturity securities maturing within one year or less, $2,789.0 million maturing within one to five years and $7,847.6 million maturing after five years. Our $1,220.1 million of equity securities are comprised primarily of publicly traded securities that can be easily liquidated. We believe that these fixed maturity and equity securities, in conjunction with the short-term investments and positive cash flow from operations, provide ample sources of liquidity for the expected payment of losses in the near future. We do not anticipate selling securities or using available credit facilities to pay losses and LAE but have the ability to do so. Sales of securities might result in realized capital gains or losses and at June 30, 2008 we had $83.7 million of net pre-tax unrealized depreciation, comprised of $244.4 million of pre-tax unrealized depreciation and $160.7 million of pre-tax unrealized appreciation.

Management expects annual positive cash flow from operations, which in general reflects the strength of overall pricing, to persist over the near term, absent any unusual catastrophe activity. In the intermediate and long term, the trend will be impacted by the extent to which competitive pressures affect overall pricing in our markets and the extent to which we successfully maintain our strategy of emphasizing underwriting profitability.

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

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth. Minimum net worth is an amount equal to the sum of $3,575.4 million plus 25% of consolidated net income for each of Group’s fiscal quarters, for which statements are available ending on or after January 1, 2007 and for which consolidated net income is positive, plus 25% of any increase in consolidated net worth during such period attributable to the issuance of ordinary and preferred shares. As of June 30, 2008, the Company was in compliance with all Group Credit Facility covenants.

At June 30, 2008 and December 31, 2007, there were outstanding letters of credit of $22.0 million under tranche one of the Group Credit Facility. At June 30, 2008 and December 31, 2007, there were outstanding standby letters of credit of $289.8 million and $288.0 million, respectively, under tranche two of the Group Credit Facility.

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

The Holdings Credit Facility requires Holdings to maintain a debt to capital ratio of not greater than 0.35 to 1 and Everest Re to maintain its statutory surplus at $1.5 billion plus 25% of future aggregate net income and 25% of future aggregate capital contributions after December 31, 2005. As of June 30, 2008, Holdings was in compliance with all Holdings Credit Facility covenants.

At June 30, 2008 and December 31, 2007, there were outstanding letters of credit of $17.2 million under the Holdings Credit Facility.

Costs incurred in connection with the Group Credit Facility and the Holdings Credit Facility were $0.3 million for the three months ended June 30, 2008 and 2007 and $0.7 million and $0.6 million for the six months ended June 30, 2008 and 2007, respectively.

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

The overall investment strategy considers the scope of present and anticipated Company operations. In particular, estimates of the financial impact resulting from non-investment asset and liability transactions, together with our capital structure and other factors, are used to develop a net liability analysis. This analysis includes estimated payout characteristics for which our investments provide liquidity. This analysis is considered in the development of specific investment strategies for asset allocation, duration and creditquality. The change in overall market sensitive risk exposure principally reflects the asset changes that took place during the period.

Interest Rate Risk. Our $14.6 billion investment portfolio at June 30, 2008 is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and equity securities, which are subject to price fluctuations and some foreign exchange rate risk. The impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity portfolio, including short-term investments, from a change in market interest rates. In a declining interest rate environment, it includes prepayment risk on the $1,781.8 million of mortgage-backed securities in the $11,168.5 million fixed maturity portfolio. Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The table below displays the potential impact of market value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $1,261.0 million of short-term investments) for the period indicated based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates. For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually. To generate appropriate price estimates on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account. For legal entities with a non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios.

	Impact of Interest Rate Shift in Basis Points
	At June 30, 2008
(Dollars in millions)	-200	-100	0	100	200
Total Market Value	$ 13,566.5	$ 13,018.5	$ 12,429.5	$ 11,792.2	$ 11,176.4
Market Value Change from Base (%)	9.1%	4.7%	0.0%	-5.1%	-10.1%
Change in Unrealized Appreciation
After-tax from Base ($)	$ 847.8	$ 437.8	$ -	$ (469.3)	$ (922.3)

We had $9,078.4 million and $9,040.6 million of gross reserves for losses and LAE as of June 30, 2008 and December 31, 2007, respectively. These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money. Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value. As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases. These movements are the opposite of the interest rate impacts on the fair value of investments. While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid. Our loss and loss reserve obligations have an expected duration of approximately 3.9 years, which is reasonably consistent with our fixed income portfolio. If we were to discount our loss and LAE reserves, net of $0.6 billion of reinsurance receivables on unpaid losses, the discount would be approximately $1.5 billion resulting in a discounted reserve balance of approximately $6.8 billion, representing approximately 55% of the market value of the fixed maturity investment portfolio funds.

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

	Impact of Percentage Change in Equity Fair Values
	At June 30, 2008
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair Value of the Equity Portfolio	$ 976.1	$ 1,098.1	$ 1,220.1	$ 1,342.2	$ 1,464.2
After-tax Change in Fair Value	$ (202.6)	$ (101.3)	$ -	$ 101.3	$ 202.6

Foreign Currency Risk. Foreign currency risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates. Each of our non-U.S./Bermuda (“foreign”) operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines. Generally, we prefer to maintain the capital of our operations in U.S. dollar assets, although this varies by regulatory jurisdiction in accordance with market needs. Each foreign operation may conduct business in its local currency, as well as the currency of other countries in which it operates. The primary foreign currency exposures for these foreign operations are the Canadian Dollar, the British Pound Sterling and the Euro. We mitigate foreign exchange exposure by generally matching the currency and duration of our assets to our corresponding operating liabilities. In accordance with FAS No. 52, “Foreign Currency Translation”, we translate the assets, liabilities and income of non-U.S. dollar functional currency legal entities to the U.S. dollar. This translation amount is reported as a component of other comprehensive income. As of June 30, 2008 there has been no material change in exposure to foreign exchange rates as compared to December 31, 2007.

Equity Index Put Options. Although not considered material in the context of our aggregate exposure to market sensitive instruments, we have issued six equity index put options based on the S&P 500 index and one equity index put option based on the FTSE 100 index, that are market sensitive and sufficiently unique to warrant supplemental disclosure.

We sold six equity index put options based on the S&P 500 index for total consideration, net of commissions, of $22.5 million. These contracts each have a single exercise date, with maturities ranging from 12 to 30 years and strike prices ranging from $1,141.21 to $1,540.63. No amounts will be payable under these contracts if the S&P 500 index is at or above the strike prices on the exercise dates, which fall between June 2017 and March 2031. If the S&P 500 index is lower than the strike price on the applicable exercise date, the amount due will vary proportionately with the percentage by which the index is below the strike price. Based on historical index volatilities and trends and the June 30, 2008 index value, we estimate the probability for each contract of the S&P 500 index falling below the strike price on the exercise date to be less than 14.5%. The theoretical maximum payouts under the contracts would occur if on each of the exercise dates the S&P 500 index value were zero. At June 30, 2008, the present value of these theoretical maximum payouts using a 6% discount factor was $232.7 million.

We sold one equity index put option based on the FTSE 100 index for total consideration, net of commissions, of $6.7 million. This contract has an exercise date of July 2020 and a strike price of £5,989.75. No amount will be payable under this contract if the FTSE 100 index is at or above the strike price on the exercise date. If the FTSE 100 index is lower than the strike price on the applicable exercise date, the amount due will vary proportionately with the percentage by which the index is below the strike price. Based on historical index volatilities and trends and the June 30, 2008 index value, we estimate the probability that the FTSE 100 index contract will fall below the strike price on the exercise date to be less than 21.2%. The theoretical maximum payout under the contract would occur if on the exercise date the FTSE 100 index value was zero. At June 30, 2008, the present value of the theoretical maximum payout using a 6.0% discount factor was $31.7 million.

Because the equity index put options meet the definition of a derivative under FAS 133, we report the fair value of these instruments in our consolidated balance sheets as a liability and record any changes to fair value in our consolidated statements of operations and comprehensive income as net derivative expense or income. Our financial statements reflect fair values for our obligations on these equity put options at June 30, 2008 and December 31, 2007 of $41.4 million and $39.7 million, respectively; however, we do not believe that the ultimate settlement of these transactions is likely to require a payment that would exceed the initial consideration received or any payment at all.

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

	Equity Indices Put Options Obligation – Sensitivity Analysis
(Dollars in millions)	At June 30, 2008
Interest Rate Shift in Basis Points:	-100	-50	0	50	100
Total Fair Value	$ 55.7	$ 48.0	$ 41.4	$ 35.6	$ 30.6
Fair Value Change from Base (%)	-34.5%	-16.1%	0.0%	14.0%	26.1%

Equity Indices Shift in Points:	-200	-100	0	100	200
Total Fair Value	$ 50.8	$ 45.7	$ 41.4	$ 37.6	$ 34.3
Fair Value Change from Base (%)	-22.9%	-10.6%	0.0%	9.1%	17.1%

Combined Interest Rate / Equity Indices Shift:	-100/-200	-50/-100	0 / 0	50/100	100/200
Total Fair Value	$ 67.4	$ 52.9	$ 41.4	$ 32.2	$ 25.1
Fair Value Change from Base (%)	-63.0%	-27.9%	0.0%	22.1%	39.4%

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Instruments. See “Liquidity and Capital Resources - Market Sensitive Instruments” in PART I – ITEM 2.

ITEM 4.  CONTROLS AND PROCEDURES

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

PART II

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

ITEM 1A.  RISK FACTORS

No material changes.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
				Maximum
				Number (or
				Approximate
			Total Number of	Dollar Value) of
	Total		Shares (or Units)	Shares (or Units)
	Number of		Purchased as Part	that May Yet Be
	Shares (or	Average Price	of Publicly	Purchased Under
	Units)	Paid per Share	Announced Plans	the Plans or
Period	Purchased	(or Unit)	or Programs	Programs (1)
April 1-30, 2008	0	N/A	0	1,420,200
May 1-31, 2008	278,300	$89.4757	278,300	1,141,900
June 1-30, 2008	0	N/A	0	1,141,900
Total	278,300	$89.4757	278,300	1,141,900

(1)     On September 21, 2004, the Company’s board of directors approved an amended share repurchase program authorizing the Company and/or its subsidiary Holdings to purchase up to an aggregate of 5,000,000 of the Company’s common shares through open market transactions, privately negotiated transactions or both.

Note:  On July 21, 2008, the Company’s executive committee of the board of directors approved an amendment to the September 21, 2004 share repurchase program authorizing the Company and/or its subsidiary Holdings to purchase up to an aggregate of 10,000,000 of the Company’s common shares (recognizing that the number of shares authorized for repurchase has been reduced by those shares that have already been purchased) in open market transactions, privately negotiated transactions or both.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)   The Annual General Meeting of Shareholders of Everest Re Group, Ltd. was held on May 14, 2008.

(b)   All director nominees were elected.

(c)   Each matter voted upon at the meeting and the votes cast with respect to each such matter are as follows:

	Votes Cast
	60,037,915

		Against or		Broker
	For	Withheld	Abstain	Non-votes
Election of directors for a term expiring 2011:
William F. Galtney, Jr	45,845,710	14,192,205	N/A	-
Thomas J. Gallagher	59,114,706	923,209	N/A	-

Approval of the appointment of an
independent registered public
accounting firm for the 2008 audit	59,986,899	37,144	13,872	-

Approval of an amendment to the
Company's Bye-laws	60,008,717	15,899	13,299	-

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Index:

Exhibit No.	Description

10.1	Amendment to the Bye-laws of Everest Re Group, Ltd. dated May 14, 2008

31.1	Section 302 Certification of Joseph V. Taranto

31.2	Section 302 Certification of Craig Eisenacher

32.1	Section 906 Certification of Joseph V. Taranto and Craig Eisenacher

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

Dated: August 11, 2008