Form 10-Q
period 2008-09-30
EVEREST RE GROUP LTD
filed 2008-11-10
CIK 1095073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2008	Commission file number: 1-15731

EVEREST RE GROUP, LTD.

(Exact name of registrant as specified in its charter)

Bermuda	98-0365432
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer	X	Accelerated filer
Non-accelerated filer		Smaller reporting company
(Do not check if smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Number of Shares Outstanding
Class	At November 1, 2008
Common Shares, $0.01 par value	61,413,527

                                                                                      EVEREST RE GROUP, LTD

                                                                                            Index To Form 10-Q

Page

                                                                                                      PART I

                                                                                    FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets at September 30, 2008 (unaudited) and
	December 31, 2007	1

	Consolidated Statements of Operations and Comprehensive (Loss) Income for
	the three and nine months ended September 30, 2008 and 2007 (unaudited)	2

	Consolidated Statements of Changes in Shareholders’ Equity for the three
	and nine months ended September 30, 2008 and 2007 (unaudited)	3

	Consolidated Statements of Cash Flows for the three and nine months
	ended September 30, 2008 and 2007 (unaudited)	4

	Notes to Consolidated Interim Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operation	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	51

Item 4.	Controls and Procedures	51

                                                                                                     PART II

                                                                                       OTHER INFORMATION

PART I

ITEM 1. FINANCIAL STATEMENTS

EVEREST RE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Dollars in thousands, except par value per share)	2008	2007
	(unaudited)
ASSETS:
Fixed maturities - available for sale, at market value	$ 10,950,334	$ 10,245,585
(amortized cost: 2008, $11,289,996; 2007, $10,116,353)
Fixed maturities - available for sale, at fair value	11,197	-
Equity securities - available for sale, at market value (cost: 2008, $24,339; 2007, $24,378)	25,148	24,694
Equity securities - available for sale, at fair value	905,108	1,535,263
Short-term investments	1,201,725	2,225,708
Other invested assets (cost: 2008, $803,102; 2007, $651,898)	802,437	654,355
Cash	223,630	250,567
Total investments and cash	14,119,579	14,936,172
Accrued investment income	147,539	145,056
Premiums receivable	951,566	989,921
Reinsurance receivables	645,483	666,164
Funds held by reinsureds	365,392	342,615
Deferred acquisition costs	375,435	399,563
Prepaid reinsurance premiums	72,022	88,239
Deferred tax asset	380,727	227,825
Federal income taxes recoverable	55,597	47,368
Other assets	257,047	156,559
TOTAL ASSETS	$ 17,370,387	$ 17,999,482

LIABILITIES:
Reserve for losses and loss adjustment expenses	$ 9,247,610	$ 9,040,606
Future policy benefit reserve	66,893	78,417
Unearned premium reserve	1,417,542	1,567,098
Funds held under reinsurance treaties	81,295	75,601
Losses in the course of payment	35,191	63,366
Commission reserves	43,878	48,753
Other net payable to reinsurers	50,110	68,494
8.75% Senior notes due 3/15/2010	199,786	199,685
5.4% Senior notes due 10/15/2014	249,718	249,689
6.6% Long term notes due 5/1/2067	399,642	399,639
Junior subordinated debt securities payable	329,897	329,897
Accrued interest on debt and borrowings	16,817	11,217
Other liabilities	195,432	182,250
Total liabilities	12,333,811	12,314,712

Commitments and contingencies (Note 7)

SHAREHOLDERS' EQUITY:
Preferred shares, par value: $0.01; 50 million shares authorized;
no shares issued and outstanding	-	-
Common shares, par value: $0.01; 200 million shares authorized; (2008) 65.6 million and
(2007) 65.4 million issued and outstanding	656	654
Additional paid-in capital	1,821,406	1,805,844
Accumulated other comprehensive (loss) income, net of deferred income tax benefit of
$34.1 million at 2008 and expense of $87.2 million at 2007	(258,559)	163,155
Treasury shares, at cost; (2008) 4.2 million shares and (2007) 2.5 million shares	(392,328)	(241,584)
Retained earnings	3,865,401	3,956,701
Total shareholders' equity	5,036,576	5,684,770
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 17,370,387	$ 17,999,482
The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE (LOSS) INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share amounts)	2008	2007	2008	2007
	(unaudited)		(unaudited)
REVENUES:
Premiums earned	$ 931,859	$ 997,055	$ 2,785,927	$ 3,001,104
Net investment income	164,478	172,802	490,527	508,291
Net realized capital (losses) gains	(293,365)	18,579	(461,314)	151,245
Net derivative income (expense)	14,943	(1,564)	13,228	1,663
Other (expense) income	(8,243)	15,138	(23,570)	10,759
Total revenues	809,672	1,202,010	2,804,798	3,673,062

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	813,668	583,240	1,963,760	1,768,122
Commission, brokerage, taxes and fees	218,045	240,135	689,905	700,213
Other underwriting expenses	40,335	40,316	120,307	113,917
Interest, fees and bond issue cost amortization expense	19,795	26,833	59,376	68,539
Total claims and expenses	1,091,843	890,524	2,833,348	2,650,791

(LOSS) INCOME BEFORE TAXES	(282,171)	311,486	(28,550)	1,022,271
Income tax (benefit) expense	(49,044)	64,899	(26,383)	195,234

NET (LOSS) INCOME	$ (233,127)	$ 246,587	$ (2,167)	$ 827,037
Other comprehensive (loss) income, net of tax	(248,664)	90,660	(421,714)	(19,238)

COMPREHENSIVE (LOSS) INCOME	$ (481,791)	$ 337,247	$ (423,881)	$ 807,799

PER SHARE DATA:
Average shares outstanding (000's)	61,396	62,751	61,809	63,269
Net (loss) income per common share - basic	$ (3.80)	$ 3.93	$ (0.04)	$ 13.07

Average diluted shares outstanding (000's)	61,396	63,268	61,809	63,798
Net (loss) income per common share - diluted	$ (3.80)	$ 3.90	$ (0.04)	$ 12.96
The accompanying notes are an integral part of the consolidated financial statements

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS' EQUITY

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except share amounts)	2008	2007	2008	2007
	(unaudited)		(unaudited)
COMMON SHARES (shares outstanding):
Balance, beginning of period	61,643,803	63,198,640	62,863,845	65,043,976
Issued during the period, net	66,278	45,745	176,536	299,409
Treasury shares acquired	(302,000)	(417,100)	(1,632,300)	(2,516,100)
Balance, end of period	61,408,081	62,827,285	61,408,081	62,827,285

COMMON SHARES (par value):
Balance, beginning of period	$ 655	$ 653	$ 654	$ 650
Issued during the period, net	1	-	2	3
Balance, end of period	656	653	656	653

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	1,816,174	1,791,220	1,805,844	1,770,496
Share-based compensation plans	5,195	7,494	15,431	28,125
Other	37	56	131	149
Balance, end of period	1,821,406	1,798,770	1,821,406	1,798,770

ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME,
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	(9,895)	(12,170)	163,155	348,543
Cumulative effect to adopt FAS No. 159, net of tax	-	-	-	(250,815)
Net (decrease) increase during the period	(248,664)	90,660	(421,714)	(19,238)
Balance, end of period	(258,559)	78,490	(258,559)	78,490

RETAINED EARNINGS:
Balance, beginning of period	4,127,991	3,758,302	3,956,701	2,987,998
Cumulative effect to adopt FAS No. 159, net of tax	-	-	-	250,815
Net (loss) income	(233,127)	246,587	(2,167)	827,037
Dividends declared ($0.48 per quarter and $1.44
year-to-date per share in 2008 and 2007)	(29,463)	(30,038)	(89,133)	(90,999)
Balance, end of period	3,865,401	3,974,851	3,865,401	3,974,851

TREASURY SHARES AT COST:
Balance, beginning of period	(367,322)	(200,080)	(241,584)	-
Purchase of treasury shares	(25,006)	(40,340)	(150,744)	(240,420)
Balance, end of period	(392,328)	(240,420)	(392,328)	(240,420)

TOTAL SHAREHOLDERS' EQUITY, END OF PERIOD	$ 5,036,576	$ 5,612,344	$ 5,036,576	$ 5,612,344
The accompanying notes are an integral part of the consolidated financial statements

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2008	2007	2008	2007
	(unaudited)		(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$ (233,127)	$ 246,587	$ (2,167)	$ 827,037
Adjustments to reconcile net income to net cash provided by
operating activities:
Decrease in premiums receivable	9,685	100,732	23,195	149,022
Increase in funds held by reinsureds, net	(7,133)	(12,225)	(33,500)	(11,244)
(Increase) decrease in reinsurance receivables	(25,938)	33,163	(12,877)	87,661
Decrease (increase) in deferred tax asset	59,187	57,588	(31,615)	83,993
Increase (decrease) in reserve for losses and loss adjustment expenses	291,530	28,469	357,606	(105,541)
Decrease in future policy benefit reserve	(3,972)	(4,631)	(11,524)	(12,056)
Increase (decrease) in unearned premiums	17,019	48,788	(137,396)	(62,559)
Change in equity adjustments in limited partnerships	21,051	(12,433)	5,453	(41,704)
Change in other assets and liabilities, net	(54,159)	(109,869)	(33,827)	(151,587)
Non-cash compensation expense	2,941	4,218	13,511	13,505
Amortization of bond premium/(accrual of bond discount)	4,905	(5,887)	9,381	(6,713)
Amortization of underwriting discount on senior notes	45	42	133	122
Net realized capital losses (gains)	293,365	(18,579)	461,314	(151,245)
Net cash provided by operating activities	375,399	355,963	607,687	618,691

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale, at market value	154,577	384,354	701,138	1,001,549
Proceeds from fixed maturities sold - available for sale, at market value	95,500	52,087	225,447	256,122
Proceeds from equity securities sold - available for sale, at fair value	345,063	143,606	674,297	1,462,167
Distributions from other invested assets	52,045	25,080	65,926	52,463
Cost of fixed maturities acquired - available for sale, at market value	(582,558)	(472,811)	(2,435,862)	(728,298)
Cost of fixed maturities acquired - available for sale, at fair value	(11,444)	-	(11,444)	-
Cost of equity securities acquired - available for sale, at market value	(16)	-	(456)	-
Cost of equity securities acquired - available for sale, at fair value	(181,408)	(169,080)	(330,789)	(1,307,488)
Cost of other invested assets acquired	(176,333)	(29,307)	(224,432)	(149,072)
Net change in short-term securities	55,779	(209,356)	1,019,830	(1,312,446)
Net change in unsettled securities transactions	(52,820)	7,493	(58,562)	3,081
Net cash used in investing activities	(301,615)	(267,934)	(374,907)	(721,922)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares issued during the period, net	2,292	3,332	2,053	14,772
Purchase of treasury shares	(25,006)	(40,340)	(150,744)	(240,420)
Net proceeds from issuance of long term notes	-	-	-	395,637
Dividends paid to shareholders	(29,463)	(30,038)	(89,133)	(90,999)
Net cash (used in) provided by financing activities	(52,177)	(67,046)	(237,824)	78,990

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(23,855)	(2,711)	(21,893)	(19,565)

Net (decrease) increase in cash	(2,248)	18,272	(26,937)	(43,806)
Cash, beginning of period	225,878	187,790	250,567	249,868
Cash, end of period	$ 223,630	$ 206,062	$ 223,630	$ 206,062

SUPPLEMENTAL CASH FLOW INFORMATION
Cash transactions:
Income taxes (recovered) paid	$ (97,418)	$ 107,438	$ 3,286	$ 267,744
Interest paid	$ 13,937	$ 18,489	$ 53,004	$ 52,867
The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended September 30, 2008 and 2007

1. General

As used in this document, “Group” means Everest Re Group, Ltd.; “Holdings” means Everest Reinsurance Holdings, Inc.; “Everest Re” means Everest Reinsurance Company and its subsidiaries (unless the context otherwise requires); and the “Company” means Everest Re Group, Ltd. and its subsidiaries.

The unaudited consolidated financial statements of the Company for the three and nine months ended September 30, 2008 and 2007 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis. Certain financial information, which is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), has been omitted since it is not required for interim reporting purposes. The year end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results for the three and nine months ended September 30, 2008 and 2007 are not necessarily indicative of the results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2007, 2006 and 2005 included in the Company’s most recent Form 10-K filing.

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

In March 2008, the FASB issued FAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 requires entities to provide additional disclosures on derivative and hedging activities regarding their effect on financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The impact of a January 1, 2009 adoption should be immaterial.

In October 2008, the FASB issued FASB Staff Position FAS 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FAS 157-3”). FAS 157-3 clarifies the application of FAS No. 157 “Fair Value Measurements” (“FAS 157”), in a market that is not active. This FASB Staff Position is effective upon issuance. The Company does not have any assets for which the market is deemed not active as of September 30, 2008.

3. Investments

The amortized cost, market value and gross unrealized appreciation and depreciation of available for sale, market value fixed maturity and equity security investments are as follows for the periods indicated:

	At September 30, 2008
		Net Unrealized
	Amortized	Appreciation/	Market
(Dollars in thousands)	Cost	(Depreciation)	Value
Fixed maturities-available for sale
U.S. treasury securities and obligations of
U.S. government agencies and corporations	$ 257,642	$ 10,252	$ 267,894
Obligations of U.S. states and political subdivisions	3,869,241	(80,519)	3,788,722
Corporate securities	2,805,053	(199,085)	2,605,968
Mortgage-backed securities	2,053,908	(72,305)	1,981,603
Foreign government securities	1,200,084	18,724	1,218,808
Foreign corporate securities	1,104,068	(16,729)	1,087,339
Total fixed maturities	$ 11,289,996	$ (339,662)	$ 10,950,334
Equity securities	$ 24,339	$ 809	$ 25,148

	At December 30, 2007
		Net Unrealized
	Amortized	Appreciation/	Market
(Dollars in thousands)	Cost	(Depreciation)	Value
Fixed maturities-available for sale
U.S. treasury securities and obligations of
U.S. government agencies and corporations	$ 224,563	$ 7,058	$ 231,621
Obligations of U.S. states and political subdivisions	3,512,694	135,835	3,648,529
Corporate securities	2,557,801	(22,195)	2,535,606
Mortgage-backed securities	1,636,537	(9,301)	1,627,236
Foreign government securities	1,122,993	18,627	1,141,620
Foreign corporate securities	1,061,765	(792)	1,060,973
Total fixed maturities	$ 10,116,353	$ 129,232	$ 10,245,585
Equity securities	$ 24,378	$ 316	$ 24,694

The changes in net unrealized gains (losses) for the Company’s investments are derived from the following sources for the periods indicated:

	Nine Months Ended
	September 30,
(Dollars in thousands)	2008	2007
(Decrease) increase during the period between the market value and cost of investments carried at market value, and deferred taxes theron:
Fixed maturities	$ (468,894)	$ (61,642)
Equity securities	494	157
Other invested assets	(3,122)	766
Change in unrealized depreciation, pre-tax	(471,522)	(60,719)
Deferred taxes	116,078	17,588
Change in unrealized depreciation, net of deferred taxes,
included in shareholders' equity	$ (355,444)	$ (43,131)

The Company frequently reviews its investment portfolio for declines in market value and focuses its attention on securities whose fair value has fallen below 80% of their amortized value at the time of review. The Company then assesses whether the decline in value is temporary or other-than-temporary. In making its assessment, the Company evaluates the current market and interest rate environment as well as specific issuer information and the Company’s ability and intent to hold to recovery. Generally, a change in a security’s value caused by a change in the market or interest rate environment does not constitute an other- than-temporary impairment, but rather a temporary decline in market value. Temporary declines in market value are recorded as unrealized losses in accumulated other comprehensive income. If the Company determines that the decline is other-than-temporary, the carrying value of the investment is written down to fair value and a realized loss is recorded in the Company’s consolidated statements of operations and comprehensive income (loss). The Company’s assessments are based on the issuers current and expected future financial position, timeliness with respect to interest and/or principal payments, speed of repayments on asset-backed securities, as well as relevant information provided by rating agencies, investment advisors and analysts.

The components of net realized capital (losses) gains are presented in the table below for the periods indicated:

	Nine Months Ended
	September 30,
(Dollars in thousands)	2008	2007
Fixed maturities, market value:
Other-than-temporary impairments	$ (159,935)	$ (2,869)
Losses from sales	(14,517)	(5,916)
Fixed maturities, fair value:
Losses from fair value adjustments	(247)	-
Equity securities, fair value:
(Losses) gains from sales	(21,089)	23,570
(Losses) gains from fair value adjustments	(265,558)	136,443
Other invested assets	-	13
Short-term investments	32	4
Total	$ (461,314)	$ 151,245

Proceeds from sales of fixed maturity investments, market value, for the nine months ended September 30, 2008 and 2007 were $225.4 million and $256.1 million, respectively. Gross gains of $2.0 million and $2.3 million and gross losses of $16.5 million and $8.2 million were realized on those fixed maturity sales for the nine months ended September 30, 2008 and 2007, respectively. Proceeds from sales of equity security investments, fair value, for the nine months ended September 30, 2008 and 2007 were $674.3 million and $1,462.2 million, respectively. Gross gains of $21.0 million and $42.5 million and gross losses of $42.1 million and $18.9 million were realized on those equity sales for the nine months ended September 30, 2008 and 2007, respectively.

Included in net realized capital (losses) gains for the nine months ended September 30, 2008 and 2007 was $159.9 million and $2.9 million, respectively, for write-downs in the value of securities deemed to be impaired on an other-than-temporary basis.

4. Fair Value

Effective January 1, 2007, the Company adopted and implemented FAS 159 for its actively managed equity securities. The Company implemented a more active management strategy for these securities and FAS 159 provides guidance on accounting and presentation of these investments in the Company’s consolidated financial statements. Upon adoption of FAS 159, the Company recognized a $250.8 million positive cumulative-effect adjustment to retained earnings, net of $110.3 million of tax. The Company records fair value re-measurements as net realized capital gains or losses in the consolidated statements of operations and comprehensive income. The Company recorded $0.2 million in net realized capital losses due to fair value re-measurement on fixed maturities at fair value for the three and nine months ended September 30, 2008, and $115.6 million and $265.6 million in net realized capital losses due to fair value re-measurement on equity securities at fair value for the three and nine months ended September 30, 2008. The Company recorded $26.6 million and $136.4 million in net realized capital gains due to fair value re-measurements on equity securities for the three and nine months ended September 30, 2007, respectively.

The Company’s fixed maturities and equity securities are managed by third party investment asset managers and market and fair values for these securities are obtained from third party pricing services retained by the investment asset managers. In limited instances where prices are not provided by the pricing services, price quotes on a non-binding basis are obtained from investment brokers. The investment asset managers have procedures in place to review the reasonableness of the prices from the service providers and may obtain additional price quotes for verification. In addition, the Company tests the prices on a random basis to an independent pricing source. The Company has not made any adjustments to the prices obtained from these third party sources.

Fixed maturities are categorized as Level 2, Significant Other Observable Inputs, since a particular security may not have traded but the pricing services are able to use valuation models with observable market inputs such as interest rate yield curves and prices for similar fixed maturities in terms of issuer, maturity and seniority. Fixed maturities priced by brokers are categorized as Level 3, Significant Unobservable Inputs, since the exact method of valuation is not available.

Equity securities in U.S. denominated currency are categorized as Level 1, Quoted Prices in Active Markets for Identical Assets, since the securities are actively traded on an exchange and prices are based on quoted prices from the exchange. Equity securities traded on foreign exchanges are categorized as Level 2 due to potential foreign exchange adjustments to fair or market value.

The Company sold seven equity put options, which are outstanding. These products meet the definition of a derivative under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). The Company’s position in these contracts is unhedged and is accounted for as a derivative in accordance with FAS 133. Accordingly, these contracts are carried at fair value and are recorded in “Other liabilities” in the consolidated balance sheets and changes in fair value are recorded in the consolidated statements of operations and comprehensive income. The Company recorded net derivative income of $14.9 million and $13.2 million for the three and nine months ended September 30, 2008, respectively. The Company recorded net derivative expense of $1.6 million and net derivative income of $1.7 million for the three and nine months ended September 30, 2007, respectively.

The fair value was calculated using an industry accepted option pricing model, Black-Scholes, which used the following assumptions:

	At September 30, 2008
		Contract
	Contracts	based on
	based on	FTSE 100
	S & P 500 Index	Index
Equity index	1,164.7	4,902.5
Interest rate	6.98% to 8.18%	7.71%
Time to maturity	8.7 to 22.5 yrs	11.8 yrs
Volatility	24.2% to 25.1%	32.1%

The following tables present the fair value measurement levels for all assets and liabilities, which the Company has recorded at fair value as of the periods indicated:

Fair Value Measurement Using:
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	September 30, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value	$ 10,950,334	$ -	$ 10,926,042	$ 24,292
Fixed maturities, fair value	11,197	-	11,197	-
Equity securities, market value	25,148	15,251	9,897	-
Equity securities, fair value	905,108	782,115	122,993	-

Liabilities:
Equity put options	$ 26,425	$ -	$ -	$ 26,425

Fair Value Measurement Using:
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	December 31, 2007	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value	$ 10,245,585	$ -	$ 9,977,607	$ 267,978
Equity securities, market value	24,694	14,797	9,897	-
Equity securities, fair value	1,535,263	1,361,789	173,474	-

Liabilities:
Equity put options	$ 39,653	$ -	$ -	$ 39,653

The following tables present the fixed maturity investments for which fair value was measured under Level 3, fair value measurements using significant unobservable inputs, for the periods indicated:

	Nine Months Ended
	September 30,
(Dollars in thousands)	2008	2007
Assets:
Beginning balance at January 1	$ 267,978	$ 166,753
Total gains or (losses) (realized/unrealized)
Included in earnings (or changes in net assets)	(2,632)	(756)
Included in other comprehensive income	(1,561)	(928)
Purchases, issuances and settlements	212	2,288
Transfers in and/or (out) of Level 3	(239,705)	(69,166)
Ending balance at September 30	$ 24,292	$ 98,191

The amount of total gains or losses for the period included in earnings
(or changes in net assets) attributable to the change in unrealized
gains or losses relating to assets still held at the reporting date	$ (2,759)	$ 694

	Three Months Ended
	September 30,
(Dollars in thousands)	2008	2007
Assets:
Beginning balance at July 1	$ 25,648	$ 21,706
Total gains or (losses) (realized/unrealized)
Included in earnings (or changes in net assets)	(318)	(811)
Included in other comprehensive income	(974)	(549)
Purchases, issuances and settlements	(113)	2,630
Transfers in and/or (out) of Level 3	49	75,215
Ending balance at September 30	$ 24,292	$ 98,191

The amount of total gains or losses for the period included in earnings
(or changes in net assets) attributable to the change in unrealized
gains or losses relating to assets still held at the reporting date	$ 3,741	$ 694

The following tables present the equity index put options for which fair value was measured under Level 3, fair value measurements using significant unobservable inputs, for the periods indicated:

Nine Months Ended
September 30,
	2008	2007
(Dollars in thousands)
Liabilities:
Beginning balance at January 1	$ 39,653	$ 37,529
Total (gains) or losses (realized/unrealized)
Included in earnings (or changes in net assets)	(13,228)	(1,471)
Included in other comprehensive income	-	-
Purchases, issuances and settlements	-	-
Transfers in and/or (out) of Level 3	-	-
Ending balance at September 30	$ 26,425	$ 36,058

The amount of total gains or losses for the period included in earnings
(or changes in net assets) attributable to the change in unrealized
gains or losses relating to liabilities still held at the reporting date	$ -	$ -

Three Months Ended
September 30,
	2008	2007
(Dollars in thousands)
Liabilities:
Beginning balance at July 1	$ 41,368	$ 34,377
Total (gains) or losses (realized/unrealized)
Included in earnings (or changes in net assets)	(14,943)	1,681
Included in other comprehensive income	-	-
Purchases, issuances and settlements	-	-
Transfers in and/or (out) of Level 3	-	-
Ending balance at September 30	$ 26,425	$ 36,058

The amount of total gains or losses for the period included in earnings
(or changes in net assets) attributable to the change in unrealized
gains or losses relating to liabilities still held at the reporting date	$ -	$ -

5. Capital Transactions

On December 1, 2005, the Company filed a shelf registration statement on Form S-3ASR with the Securities and Exchange Commission (“SEC”), as a Well Known Seasoned Issuer. This shelf registration statement was used by Group to register common shares, preferred shares, debt securities, warrants, share purchase contracts and share purchase units; by Holdings to register debt securities and by Everest Re Capital Trust III (“Capital Trust III”) to register trust preferred securities. The Company intends to file a new shelf registration statement on or about December 1, 2008 to replace the one filed on December 1, 2005.

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

6. Earnings Per Common Share

Net (loss) income per common share has been computed below, based upon weighted average common and diluted shares outstanding.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share amounts)	2008	2007	2008	2007
Net (loss) income (numerator)	$ (233,127)	$ 246,587	$ (2,167)	$ 827,037
Weighted average common and effect of dilutive shares
used in the computation of net income per share:
Weighted average shares outstanding - basic (denominator)	61,396	62,751	61,809	63,269
Effect of dilutive shares	247	517	355	529
Weighted average shares outstanding - diluted (denominator)	61,643	63,268	62,164	63,798
Weighted average common equivalent shares when anti-dilutive	61,396	-	61,809	-
Net (loss) income per common share:
Basic	$ (3.80)	$ 3.93	$ (0.04)	$ 13.07
Diluted	$ (3.80)	$ 3.90	$ (0.04)	$ 12.96

Options to purchase 987,806 and 982,200 common shares for the three and nine months ended September 30, 2008, respectively, at prices ranging from $82.49 to $99.98 were outstanding but were not included in the computation of earnings per diluted share as the options’ exercise price was greater than the average market price of the common shares for the relevant periods. Options to purchase 4,000 common shares for the three and nine months ended September 30, 2007 at a price of $106.275 were outstanding but were not included in the computation of earnings per diluted share as the options’ exercise price was greater than the average market price of the common shares for the relevant periods. All outstanding options expire on or between April 1, 2009 and September 17, 2018.

7. Contingencies

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

In 1993 and prior, the Company had a business arrangement with The Prudential Insurance Company of America ("The Prudential") wherein, for a fee, the Company accepted settled claim payment obligations of certain property and casualty insurers, and, concurrently, became the owner of the annuity or assignee of the annuity proceeds funded by the property and casualty insurers specifically to fulfill these fully settled obligations. In these circumstances, the Company would be liable if The Prudential, which has an A+ (Superior) financial strength rating from A.M. Best Company (“A.M. Best”), was unable to make the annuity payments. At September 30, 2008, the estimated cost to replace all such annuities for which the Company was contingently liable was $152.1 million.

Prior to its 1995 initial public offering, the Company had purchased annuities from an unaffiliated life insurance company with an A+ (Superior) financial strength rating from A.M. Best to settle certain claim liabilities of the company. Should the life insurance company become unable to make the annuity payments, the Company would be liable for those claim liabilities. At September 30, 2008, the estimated cost to replace such annuities was $22.7 million.

8. Other Comprehensive (Loss) Income

The following table presents the components of other comprehensive (loss) income for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2008	2007	2008	2007
Unrealized (losses) gains on securities	$ (255,862)	$ 98,404	$ (471,522)	$ (60,720)
Tax (benefit) expense	(65,404)	22,047	(116,078)	(17,589)
Net unrealized (losses) gains on securities	(190,458)	76,357	(355,444)	(43,131)

Foreign currency translation adjustments	(63,820)	18,106	(72,785)	33,017
Tax (benefit) expense	(5,414)	3,803	(5,681)	9,124
Net foreign currency translation adjustments	(58,406)	14,303	(67,104)	23,893

Pension adjustment	308	-	1,283	-
Tax expense	108	-	449	-
Net pension adjustment	200	-	834	-

Other comprehensive (loss) income, net of deferred taxes	$ (248,664)	$ 90,660	$ (421,714)	$ (19,238)

9. Letters of Credit

The Company has arrangements available for the issuance of letters of credit, which letters are generally collateralized by the Company’s cash and investments. The Company’s agreement with Citibank is a bilateral letter of credit agreement only. On November 6, 2007 the Citibank bilateral letter of credit agreement was decreased by $50.0 million to $300.0 million. All other terms of this agreement remain the same. The Company’s other facility, the Wachovia Group Credit Facility, involves a syndicate of lenders (see Note 14 of the Group Credit Facility), with Wachovia acting as administrative agent. The Citibank Holdings Credit Facility involves a syndicate of lenders (see Note 14 of the Holdings Credit Facility), with Citibank acting as administrative agent. At September 30, 2008 and December 31, 2007, letters of credit for $479.3 million and $491.1 million, respectively, were issued and outstanding. The letters of credit collateralize reinsurance obligations of the Company’s non-U.S. operations. The following table summarizes the Company’s letters of credit as of September 30, 2008.

(Dollars in thousands)
Bank		Commitment	In Use	Date of Expiry
Citibank-Bilateral Letter of Credit Agreement		$ 300,000	$ 26,001	12/31/2008
			42,281	03/08/2009
			30,000	12/31/2011
			45,276	12/31/2012
Total Citibank Bilateral Agreement		$ 300,000	$ 143,558

Citibank Holdings Credit Facility		$ 150,000	$ 17,204	12/31/2008
Total Citibank Holdings Credit Facility		$ 150,000	$ 17,204

Wachovia Group Credit Facility	Tranche One	$ 350,000	$ 41,512	12/31/2008
	Tranche Two	500,000	276,979	12/31/2008
Total Wachovia Group Credit Facility		$ 850,000	$ 318,491

Total Letters of Credit		$ 1,300,000	$ 479,253

10. Trust Agreements

Certain subsidiaries of Group, principally Everest Reinsurance (Bermuda), Ltd. (“Bermuda Re”), a Bermuda insurance company and direct subsidiary of Group, have established trust agreements, which effectively use the Company's investments as collateral, as security for assumed losses payable to certain non-affiliated ceding companies. At September 30, 2008, the total amount on deposit in trust accounts was $94.5 million.

11. Senior Notes

On October 12, 2004, Holdings completed a public offering of $250.0 million principal amount of 5.40% senior notes due October 15, 2014. On March 14, 2000, Holdings completed a public offering of $200.0 million principal amount of 8.75% senior notes due March 15, 2010.

Interest expense incurred in connection with these senior notes was $7.8 million for the three months ended September 30, 2008 and 2007 and $23.4 million for the nine months ended September 30, 2008 and 2007. Market value, which is based on quoted market price at September 30, 2008 and December 31,

2007, was $237.6 million and $235.3 million, respectively, for the 5.40% senior notes and $207.1 million and $215.9 million, respectively, for the 8.75% senior notes.

12. Long Term Subordinated Notes

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

Interest expense incurred in connection with these long term notes was $6.6 million for the three months ended September 30, 2008 and 2007 and $19.8 million and $10.9 million for the nine months ended September 30, 2008 and 2007, respectively. Market value, which is based on quoted market price at September 30, 2008 and December 31, 2007, was $272.0 million and $349.8 million, respectively, for the 6.6% long term subordinated notes.

13. Junior Subordinated Debt Securities Payable

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

Fair value, which is primarily based on quoted market price of the related trust preferred securities, at September 30, 2008 and December 31, 2007 was $186.0 million and $250.8 million, respectively, for the 6.20% junior subordinated debt securities.

Interest expense incurred in connection with these junior subordinated notes was $5.1 million and $9.4 million for the three months ended September 30, 2008 and 2007, respectively, and $15.3 million and $28.1 million for the nine months ended September 30, 2008 and 2007, respectively.

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

There are certain regulatory and contractual restrictions on the ability of Holdings’ operating subsidiaries to transfer funds to Holdings in the form of cash dividends, loans or advances. The insurance laws of the State of Delaware, where Holdings’ direct insurance subsidiaries are domiciled, require regulatory approval before those subsidiaries can pay dividends or make loans or advances to Holdings that exceed certain statutory thresholds. In addition, the terms of Holdings’ Credit Facility (discussed in Note 14) require Everest Re, Holdings’ principal insurance subsidiary, to maintain a certain statutory surplus level as measured at the end of each fiscal year. At December 31, 2007, $2,595.1 million of the $3,248.5 million in net assets of Holdings’ consolidated subsidiaries were subject to the foregoing regulatory restrictions.

14. Credit Line

Effective July 27, 2007, Group, Bermuda Re and Everest International Reinsurance, Ltd. (“Everest International”) entered into a new five year, $850.0 million senior credit facility with a syndicate of lenders, replacing the December 8, 2004, senior credit facilities, which would have expired on December 8, 2007. Both the July 27, 2007 and December 8, 2004 senior credit facilities are referred to as the “Group Credit Facility”. Wachovia Bank is the administrative agent for the Group Credit Facility, which consists of two tranches. Tranche one provides up to $350.0 million of unsecured revolving credit for liquidity and general corporate purposes, and for the issuance of unsecured standby letters of credit. The interest on the revolving loans shall, at the Company’s option, be either (1) the Base Rate (as defined below) or (2) an adjusted LIBOR plus a margin. The Base Rate is the higher of (a) the prime commercial lending rate established by Wachovia Bank or (b) the Federal Funds Rate plus 0.5% per annum. The amount of margin and the fees payable for the Group Credit Facility depends on Group’s senior unsecured debt rating. Tranche two exclusively provides up to $500.0 million for the issuance of standby letters of credit on a collateralized basis.

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth. Minimum net worth is an amount equal to the sum of $3,575.4 million plus 25% of consolidated net income for each of Group’s fiscal quarters, for which statements are available ending on or after January 1, 2007 and for which consolidated net income is positive, plus 25% of any increase in consolidated net worth during such period attributable to the issuance of ordinary and preferred shares, which at September 30, 2008, was $3,842.9 million. As of September 30, 2008, the Company was in compliance with all Group Credit Facility covenants.

At September 30, 2008 and December 31, 2007, there were outstanding letters of credit of $41.5 million and $22.0 million, respectively, under tranche one of the Group Credit Facility. At September 30, 2008 and December 31, 2007, there were outstanding standby letters of credit of $277.0 million and $288.0 million, respectively, under tranche two of the Group Credit Facility.

Effective August 23, 2006, Holdings entered into a new five year, $150.0 million senior revolving credit facility with a syndicate of lenders, referred to as the “Holdings Credit Facility”. Citibank N.A. is the administrative agent for the Holdings Credit Facility. The Holdings Credit Facility may be used for liquidity and general corporate purposes. The Holdings Credit Facility provides for the borrowing of up to $150.0 million with interest at a rate selected by Holdings equal to either, (1) the Base Rate (as defined below) or (2) a periodic fixed rate equal to the Eurodollar Rate plus an applicable margin. The Base Rate means a fluctuating interest rate per annum in effect from time to time to be equal to the higher of (a) the rate of interest publicly announced by Citibank as its prime rate or (b) 0.5% per annum above the Federal Funds Rate, in each case plus the applicable margin. The amount of margin and the fees payable for the Holdings Credit Facility depends upon Holdings’ senior unsecured debt rating.

The Holdings Credit Facility requires Holdings to maintain a debt to capital ratio of not greater than 0.35 to 1 and Everest Re to maintain its statutory surplus at $1.5 billion plus 25% of future aggregate net income and 25% of future aggregate capital contributions after December 31, 2005, which at September 30, 2008, was $1,775.2 million. As of September 30, 2008, Holdings was in compliance with all Holdings Credit Facility covenants.

At September 30, 2008 and December 31, 2007, there were outstanding letters of credit of $17.2 million under the Holdings Credit Facility.

Costs incurred in connection with the Group Credit Facility and the Holdings Credit Facility were $0.3 million and $0.2 million for the three months ended September 30, 2008 and 2007, respectively, and $1.0 million and $0.8 million for the nine months ended September 30, 2008 and 2007, respectively.

15. Segment Results

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

The following tables present the underwriting results for the operating segments for the periods indicated:

U.S. Reinsurance	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2008	2007	2008	2007
Gross written premiums	$ 280,467	$ 327,483	$ 714,534	$ 953,505
Net written premiums	277,243	327,051	705,195	947,526

Premiums earned	$ 265,473	$ 317,741	$ 792,841	$ 985,275
Incurred losses and LAE	363,313	167,254	656,911	399,798
Commission and brokerage	55,857	81,158	206,224	238,760
Other underwriting expenses	7,840	7,279	23,500	21,093
Underwriting (loss) gain	$ (161,537)	$ 62,050	$ (93,794)	$ 325,624

U.S. Insurance	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2008	2007	2008	2007
Gross written premiums	$ 194,021	$ 228,207	$ 595,458	$ 607,217
Net written premiums	160,250	210,725	490,738	553,502

Premiums earned	$ 168,421	$ 184,422	$ 544,134	$ 555,475
Incurred losses and LAE	115,606	128,397	443,050	433,116
Commission and brokerage	35,368	33,851	110,087	102,487
Other underwriting expenses	16,876	15,242	47,118	39,621
Underwriting gain (loss)	$ 571	$ 6,932	$ (56,121)	$ (19,749)

Specialty Underwriting	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2008	2007	2008	2007
Gross written premiums	$ 54,828	$ 70,508	$ 193,941	$ 201,566
Net written premiums	53,274	69,422	190,551	198,550

Premiums earned	$ 55,305	$ 67,126	$ 186,445	$ 199,968
Incurred losses and LAE	54,165	39,618	124,052	135,367
Commission and brokerage	16,122	17,273	52,162	48,545
Other underwriting expenses	1,937	1,718	6,182	5,082
Underwriting (loss) gain	$ (16,919)	$ 8,517	$ 4,049	$ 10,974

International	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2008	2007	2008	2007
Gross written premiums	$ 248,821	$ 213,635	$ 654,183	$ 589,605
Net written premiums	248,797	213,570	653,984	590,068

Premiums earned	$ 230,107	$ 203,080	$ 635,065	$ 591,733
Incurred losses and LAE	133,943	125,286	376,950	383,429
Commission and brokerage	58,899	48,622	161,019	145,211
Other underwriting expenses	4,691	4,144	14,492	12,194
Underwriting gain	$ 32,574	$ 25,028	$ 82,604	$ 50,899

Bermuda	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2008	2007	2008	2007
Gross written premiums	$ 221,030	$ 234,840	$ 623,876	$ 675,010
Net written premiums	221,033	234,761	623,548	674,296

Premiums earned	$ 212,553	$ 224,686	$ 627,442	$ 668,653
Incurred losses and LAE	146,641	122,685	362,797	416,412
Commission and brokerage	51,799	59,231	160,413	165,210
Other underwriting expenses	5,734	5,088	18,348	14,275
Underwriting gain	$ 8,379	$ 37,682	$ 85,884	$ 72,756

The following table reconciles the underwriting results for the operating segments to income before taxes as reported in the consolidated statements of operations and comprehensive income for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2008	2007	2008	2007
Underwriting results	$ (136,932)	$ 140,209	$ 22,622	$ 440,504
Net investment income	164,478	172,802	490,527	508,291
Net realized capital (losses) gains	(293,365)	18,579	(461,314)	151,245
Net derivative income (expense)	14,943	(1,564)	13,228	1,663
Corporate expenses	(3,257)	(6,845)	(10,667)	(21,652)
Interest expense	(19,795)	(26,833)	(59,376)	(68,539)
Other (expense) income	(8,243)	15,138	(23,570)	10,759
(Loss) income before taxes	$ (282,171)	$ 311,486	$ (28,550)	$ 1,022,271

The Company produces business in the U.S., Bermuda and internationally. The net income deriving from and assets residing in the individual foreign countries in which the Company writes business are not identifiable in the Company’s financial records. Based on written premium, the largest country, other than the U.S., in which the Company writes business, is the United Kingdom, with $124.9 million and $325.0 million of written premium for the three and nine months ended September 30, 2008, respectively. No other country represented more than 5% of the Company’s revenues.

16. Share-Based Compensation Plans

For the three months ended September 30, 2008, share-based compensation awards granted were 18,182 restricted shares and 606 options. The grant exercise price was $82.495 per share. The fair value of $19.74 per option was calculated on the date of the grant using the Black-Scholes option valuation model. The following assumptions were used in calculating the fair value of the options granted for the three months ended September 30, 2008:

Weighted-average volatility                                                                                                                   25.64%

Weighted-average dividend yield                                                                                                            2.00%

Weighted-average expected term                                                                                                      6.31 years

Weighted-average risk-free rate                                                                                                               2.79%

Weighted-average forfeiture                                                                                                                   12.49%

In 2008, the Company adopted Emerging Issues Task Force (“EITF”) Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 states that realized income tax benefits from dividends that are charged to retained earnings and are paid to employees for equity classified nonvested equity shares should be recognized as an increase to additional paid-in capital. In addition, the amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. In 2008, the Company recognized $61 thousand of additional paid-in capital due to tax benefits from dividends on nonvested restricted shares.

17. Retirement Benefits

The Company maintains both qualified and non-qualified defined benefit pension plans for its U.S. employees. In addition, the Company has a retiree health plan for eligible retired employees.

Net periodic benefit cost for U.S. employees included the following components for the periods indicated:

Pension Benefits	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2008	2007	2008	2007
Service cost	$ 1,006	$ 1,225	$ 3,881	$ 3,675
Interest cost	1,649	1,353	4,437	4,057
Expected return on plan assets	(1,424)	(1,385)	(4,937)	(4,157)
Amortization of prior service cost	(23)	31	2	95
Amortization of net loss	287	467	487	1,401
FAS 88 settlement charge	58	-	783	-
Net periodic benefit cost	$ 1,553	$ 1,691	$ 4,653	$ 5,071

Other Benefits	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2008	2007	2008	2007
Service cost	$ 136	$ 157	$ 549	$ 473
Interest cost	173	130	498	388
Amortization of net loss	(14)	-	11	-
Net periodic benefit cost	$ 295	$ 287	$ 1,058	$ 861

The Company contributed $0.5 million and $1.7 million to the pension benefit plan for the three and nine months ended September 30, 2008. The Company contributed $0.8 million and $2.4 million to the pension benefit plan for the three and nine months ended September 30, 2007, respectively.

18. Related-Party Transactions

During the normal course of business, the Company, through its affiliates, engages in reinsurance and brokerage and commission business transactions with companies controlled by or affiliated with one or more of its outside directors. Such transactions, individually and in the aggregate, are not material to the Company’s financial condition, results of operations and cash flows.

19. Income Taxes

The Company uses a projected annual effective tax rate in accordance with FASB Statement No. 109, “Accounting for Income Taxes” (“FAS 109”), to calculate its quarterly tax expense. Under this methodology, when an interim quarter’s pre-tax income (loss) varies significantly from a full year’s income (loss) projection, the tax impact resulting from the income (loss) variance is effectively spread between the impacted quarter and the remaining quarters of the year, except for discreet items impacting an individual quarter.

The Company recognizes accrued interest related to unrecognized tax benefits and penalties in income taxes. For the three and nine months ended September 30, 2008, the Company expensed approximately $1.0 million and $1.8 million, respectively, in interest and penalties.

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

During the latter part of 2007 and into 2008, there has been a slowdown in the global economy precipitated primarily by increased defaults on sub-prime mortgages in the U.S. and elsewhere, falling house prices and contracting consumer spending. The significant increase in default rates negatively impacted the value of mortgage backed securities held by both foreign and domestic institutions. The defaults have lead to a corresponding increase in foreclosures, which have driven down housing values, resulting in additional losses on the asset-backed securities. During the third quarter and into the fourth quarter of 2008, the credit markets deteriorated dramatically, evidenced by widening credit spreads and dramatically reduced availability of credit. Many financial institutions, including some insurance entities, experienced liquidity crises due to immediate demands for funds for withdrawals or collateral, combined with falling asset values and their inability to sell assets to meet the increased demands. As a result, several financial institutions have failed or been acquired at distressed prices, while others have received loans from the U.S. government to continue operations. The liquidity crisis significantly increased the spreads on fixed maturities and, at the same time, had a dramatic negative impact on the stock markets around the world. The combination of losses on securities from failed or impaired companies combined with the decline in values of fixed maturities and equity securities has resulted in a significant decline in the capital of most insurance and reinsurance companies. It is too early to predict what impact the capital deterioration from declines in portfolio investment values, underwriting losses and company work-outs will have on market conditions. There is an expectation that these events will result in increased rates for insurance and reinsurance in certain segments of the market, although there is limited evidence of increases at this point.

Worldwide insurance and reinsurance market conditions continued to be very competitive in the quarter. Generally, there was ample insurance and reinsurance capacity relative to demand. We noted, however, that in many markets and lines, the rates of decline have slowed, pricing in some segments was relatively flat and there was upward movement in some others. The extent of competition and its effect on rates, terms and conditions varies widely by market and coverage and continues to be most prevalent in the U.S. casualty insurance and reinsurance markets. In addition to demanding lower rates and improved terms, ceding companies have retained more of their business by reducing quota share percentages, purchasing excess of loss covers in lieu of quota shares, and increasing retentions on excess of loss business. Our quota share premiums have declined, particularly on catastrophe exposed property business, due to slower growth and increased purchases of common account covers by ceding companies, which reduces the premiums subject to the quota share contract. The U.S. insurance markets in which we participate remain extremely competitive as well, particularly in the workers’ compensation, public entity and contractor sectors. While our growth has slowed, given the specialty nature of our business and our underwriting discipline, we believe the impact on the profitability of our business to be less pronounced than on the market generally.

Rate decreases in the international markets have generally been less pronounced than in the U.S., and we have seen some increases, particularly for catastrophe exposed business. We have grown our business in the Middle East, Latin America and Asia. We are expanding our international reach by opening a new office in Brazil to capitalize on the recently expanded opportunity for professional reinsurers in that market and on the economic growth expected for Brazil in the future. The international markets have also benefited somewhat from the weaker U.S. dollar compared to a year ago since the foreign currencies convert to higher dollar amounts resulting in favorable year over year premium comparisons.

The reinsurance industry has experienced a period of falling rates and volume. Profit opportunities have become generally less available over time; however the unfavorable trends appear to have abated somewhat. We are now seeing smaller rate declines, pockets of stability and some increases in some markets and for some coverages. As a result of very significant investment and catastrophe losses incurred by both primary insurers and reinsurers over the past nine months, but principally in the most recent quarter, industry-wide capital has declined and rating agency scrutiny has increased. There is an expectation that given the rate softening that has occurred over the past several quarters, the industry-wide decline in capital combined with volatile and inaccessible capital markets and a looming recession, will lead to a hardening of insurance and reinsurance marketplace rates, terms and conditions. It is too early to gauge the extent of hardening, if any, that will occur; however, it appears that much of the redundant capital has been wrung out of the industry, and the stage is set for firmer markets.

Overall, we believe that current marketplace conditions offer profit opportunities for us given our strong ratings, distribution system, reputation and expertise. We continue to employ our strategy of targeting business that offers the greatest profit potential, while maintaining balance and diversification in our overall portfolio.

Financial Summary.

We monitor and evaluate our overall performance based upon financial results. The following table displays a summary of the consolidated net (loss) income, ratios and shareholders’ equity for the periods indicated.

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	September 30,		Increase/	September 30,		Increase/
(Dollars in millions)	2008	2007	(Decrease)	2008	2007	(Decrease)
Gross written premiums	$ 999.2	$ 1,074.7	-7.0%	$ 2,782.0	$ 3,026.9	-8.1%
Net written premiums	960.6	1,055.5	-9.0%	2,664.0	2,963.9	-10.1%

REVENUES:
Premiums earned	$ 931.9	$ 997.1	-6.5%	$ 2,785.9	$ 3,001.1	-7.2%
Net investment income	164.5	172.8	-4.8%	490.5	508.3	-3.5%
Net realized capital (losses) gains	(293.4)	18.6	NM	(461.3)	151.2	NM
Net derivative income (expense)	14.9	(1.6)	NM	13.2	1.7	NM
Other (expense) income	(8.2)	15.1	-152.6%	(23.6)	10.8	NM
Total revenues	809.7	1,202.0	-32.6%	2,804.8	3,673.1	-23.6%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	813.7	583.2	39.5%	1,963.8	1,768.1	11.1%
Commission, brokerage, taxes and fees	218.0	240.1	-9.2%	689.9	700.2	-1.5%
Other underwriting expenses	40.3	40.3	0.0%	120.3	113.9	5.6%
Interest, fees and bond issue cost amortization expense	19.8	26.8	-26.2%	59.4	68.5	-13.4%
Total claims and expenses	1,091.8	890.5	22.6%	2,833.3	2,650.8	6.9%

(LOSS) INCOME BEFORE TAXES	(282.2)	311.5	-190.6%	(28.6)	1,022.3	-102.8%
Income tax (benefit) expense	(49.0)	64.9	-175.6%	(26.4)	195.2	-113.5%
NET (LOSS) INCOME	$ (233.1)	$ 246.6	-194.5%	$ (2.2)	$ 827.0	-100.3%

			Point			Point
RATIOS:			Change			Change
Loss ratio	87.3%	58.5%	28.8	70.5%	58.9%	11.6
Commission and brokerage ratio	23.4%	24.1%	(0.7)	24.8%	23.3%	1.5
Other underwriting expense ratio	4.3%	4.0%	0.3	4.3%	3.8%	0.5
Combined ratio	115.0%	86.6%	28.4	99.6%	86.0%	13.6

				At	At	Percentage
				September 30,	December 31,	Increase/
(Dollars in millions, except per share amounts)				2008	2007	(Decrease)
Balance sheet data:
Total investments and cash				$ 14,119.6	$ 14,936.2	-5.5%
Total assets				17,370.4	17,999.5	-3.5%
Reserve for losses and loss adjustment expenses				9,247.6	9,040.6	2.3%
Total debt				1,179.0	1,178.9	0.0%
Total liabilities				12,333.8	12,314.7	0.2%
Shareholders' equity				5,036.6	5,684.8	-11.4%
Book value per share				82.02	90.43

(NM, not meaningful)
(Some amounts may not reconcile due to rounding)

Revenues.

Premiums. Gross written premiums decreased by $75.5 million, or 7.0%, for the three months ended September 30, 2008 compared to the three months ended September 30, 2007, reflecting declines of $41.3 million in our reinsurance business and $34.2 million in our U.S. insurance business. Gross written premiums decreased by $244.9 million, or 8.1%, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, reflecting a decline of $233.1 million in our reinsurance business and $11.8 million decrease in our U.S. insurance business. The decline in our reinsurance business was primarily attributable to continued competitive conditions in both the property and casualty sectors of the market, especially in the U.S., partially offset by strong renewals and higher rates in some international markets. Insurance segment premiums were also lower, as conditions for workers’ compensation, public equity and contractors business have gotten increasingly competitive, which has reduced the volume of business that meets our underwriting and pricing criteria.

Net written premiums decreased by $94.9 million, or 9.0%, for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 and by $299.9 million, or 10.1%, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, primarily due to the decrease in gross written premiums and an increase in written premiums ceded. Almost all of the increase in ceded premiums was in the U.S. Insurance segment. Correspondingly, net premiums earned decreased by $65.2 million, or 6.5%, for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 and by $215.2 million, or 7.2%, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.

Net Investment Income. Net investment income decreased by 4.8% for the three months ended September 30, 2008 compared to the three months ended September 30, 2007, primarily due to a reduction in our limited partnership income and lower rates on short and long term bonds. The annualized pre-tax investment portfolio yield for the three months ended September 30, 2008 was 4.5% compared to 4.8% for the three months ended September 30, 2007.

Net investment income decreased by 3.5% for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, primarily due to a decrease of income from our limited partnership investments, particularly from those partnerships which invested in public equity securities and lower short-term interest rates. The annualized pre-tax investment portfolio yield for the nine months ended September 30, 2008 was 4.5% compared to 4.8% for the nine months ended September 30, 2007.

Net Realized Capital (Losses) Gains. Net realized capital losses were $293.4 million and $461.3 million for the three and nine months ended September 30, 2008, respectively. Net realized capital gains were $18.6 million and $151.2 million for the three and nine months ended September 30, 2007, respectively. The capital losses for the three and nine months were primarily the result of the credit crisis impacting the global financial markets, which drove down the values of equity and fixed income securities. Our equity security portfolio declined $115.6 million and $265.6 million for the three and nine months ended September 30, 2008, respectively. We report changes in the fair values of our public equity securities as realized capital gains or losses in accordance with Financial Accounting Standards (“FAS”) No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment to FASB Statement No. 115” (“FAS 159”), irrespective of whether or not the securities have been sold. We reported realized losses on our fixed income portfolio of $153.4 million and $159.9 million for the three and nine months ended September 30, 2008, respectively. All of these losses resulted from other-than-temporary impairments to the values of specific fixed income securities. We report other-than-temporary impairments as realized capital losses in accordance with FAS No. 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FAS 115-1”).

Net Derivative Income (Expense). In prior years, we sold seven equity index put options, which are outstanding. These contracts meet the definition of a derivative under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). We recognized net derivative income of $14.9 million and a net derivative expense of $1.6 million for the three months ended September 30, 2008 and 2007, respectively, and net derivative income of $13.2 million and $1.7 million for the nine months ended

September 30, 2008 and 2007, respectively. The net derivative income or expense represents changes in the fair value of these contracts.

Other (Expense) Income. We recorded $8.2 million and $23.6 million of other expenses for the three and nine months ended September 30, 2008, and $15.1 million and $10.8 million of other income for the three and nine months ended September 30, 2007. These amounts were primarily due to the fluctuations in foreign currency exchange rates.

Claims and Expenses.

Incurred Losses and Loss Adjustment Expenses. The following tables present our incurred losses and loss adjustment expenses (“LAE”) for all segments combined for the periods indicated.

	Three Months Ended September 30,
	2008			2007			Variance
	Current	Prior	Total	Current	Prior	Total	Current	Prior	Total
(Dollars in millions)	Year	Years	Incurred	Year	Years	Incurred	Year	Years	Incurred
Attritional (a)	$ 516.8	$ (9.1)	$ 507.8	$ 554.4	$ (39.4)	$ 515.0	$ (37.6)	$ 30.4	$ (7.2)
Catastrophes	302.5	3.4	305.9	28.4	1.5	30.0	274.1	1.9	275.9
A&E	-	-	-	-	38.3	38.3	-	(38.3)	(38.3)
Total all segments	$ 819.3	$ (5.7)	$ 813.7	$ 582.8	$ 0.4	$ 583.2	$ 236.5	$ (6.1)	$ 230.4
Loss ratio	87.9%	-0.6%	87.3%	58.5%	0.0%	58.5%	29.4	(0.6)	28.8

	Nine Months Ended September 30,
	2008			2007			Variance
	Current	Prior	Total	Current	Prior	Total	Current	Prior	Total
(Dollars in millions)	Year	Years	Incurred	Year	Years	Incurred	Year	Years	Incurred
Attritional (a)	$ 1,553.0	$ 65.9	$ 1,619.0	$ 1,632.3	$ (84.8)	$ 1,547.5	$ (79.3)	$ 150.7	$ 71.4
Catastrophes	336.2	8.6	344.8	140.9	3.4	144.3	195.3	5.2	200.5
A&E	-	-	-	-	76.3	76.3	-	(76.3)	(76.3)
Total all segments	$ 1,889.2	$ 74.6	$ 1,963.8	$ 1,773.2	$ (5.1)	$ 1,768.1	$ 116.0	$ 79.6	$ 195.6
Loss ratio	67.8%	2.7%	70.5%	59.1%	-0.2%	58.9%	8.7	2.9	11.6

(a) Attritional losses exclude catastrophe and A&E losses.
(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE were higher by $230.4 million, or 39.5%, for the three months ended September 30, 2008 compared to the same period in 2007. The increase was primarily due to $275.9 million greater catastrophe losses, principally from Hurricanes Gustav and Ike, partially offset by the absence in 2008 of any asbestos and environmental (“A&E”) prior years’ reserve strengthening.

Incurred losses and LAE were higher by $195.6 million, or 11.1%, for the nine months ended September 30, 2008 compared to the same period in 2007. The increase was primarily due to $200.5 million greater catastrophe losses, principally from Hurricanes Gustav and Ike and the China snowstorm. We experienced $150.7 million of unfavorable reserve development in prior years’ attritional reserves. An unfavorable arbitration decision relating to a 2001 retrocessional cover resulted in a charge of $32.6 million and prior years’ reserve strengthening for an auto loan credit program in run-off of $85.3 million, more than offset the generally favorable development experienced on the run-off of our other reserves. Partially offsetting these increases was the absence in 2008 of any A&E loss development.

Commission, Brokerage, Taxes and Fees. Commission, brokerage, taxes and fees decreased by $22.1 million, or 9.2%, for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 and by $10.3 million, or 1.5%, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. This directly variable expense was influenced by the decline in net earned premiums combined with higher commissions due to new insurance programs and market conditions along with the business mix.

Our commission and brokerage ratio was impacted by reinsurance premiums. Catastrophe reinsurance provides coverage for one event; however, when limits are exhausted, some contractual arrangements provide for the availability of additional coverage upon the payment of additional premium, referred to as reinstatement premium. In general, there are no commissions on reinstatement premiums. Our commission and brokerage ratio includes a 1.0 point decrease due to reinstatement premiums for the quarter ended September 30, 2008. All other periods were minimally impacted.

Other Underwriting Expenses. Other underwriting expenses were $40.3 million for the three months ended September 30, 2008 and 2007, and $120.3 million and $113.9 million for the nine months ended September 30, 2008 and 2007, respectively. The increase for the nine months, period over period, of 5.6% was principally due to higher compensation and benefits expense and increased staff count, primarily in the U.S. Insurance segment. Included in other underwriting expenses were corporate expenses, which are expenses that are not allocated to segments, of $3.3 million and $6.8 million for the three months ended September 30, 2008 and 2007, respectively, and $10.7 million and $21.7 million for the nine months ended September 30, 2008 and 2007, respectively. These decreases were primarily due to the allocation, starting in the fourth quarter of 2007 to segments, of share-based compensation expense which had been previously retained in corporate expenses.

Interest, Fees and Bond Issue Cost Amortization Expense. Interest and other expense was $19.8 million and $26.8 million for the three months ended September 30, 2008 and 2007, respectively, and $59.4 million and $68.5 million for the nine months ended September 30, 2008 and 2007, respectively. These decreases were primarily due to the acceleration of issue cost amortization for the retired junior subordinated debt securities in 2007, with no such expense in 2008.

Income Tax (Benefit) Expense. Our income tax benefit was $49.0 million and $26.4 million for the three and nine months ended September 30, 2008, respectively. Our income tax expense was $64.9 million and $195.2 million for the three and nine months ended September 30, 2007, respectively. We received an income tax benefit in the 2008 periods because we had taxable losses as a result of catastrophe losses and net realized capital losses. In contrast, we had taxable income in the 2007 periods. Our income tax expense is primarily a function of the statutory tax rates and corresponding pre-tax income in the jurisdictions where we operate, coupled with the impact from tax-preferenced investment income. Variations in our effective tax rate generally result from changes in the relative levels of pre-tax income among jurisdictions with different tax rates.

Net (Loss) Income.

Our loss was $233.1 million and $2.2 million for the three and nine months ended September 30, 2008, compared to net income of $246.6 million and $827.0 million for the three and nine months ended September 30, 2007. These results were primarily driven by after-tax net realized capital losses and increased catastrophe losses in the 2008 periods compared to after-tax net realized capital gains and fewer catastrophe losses in 2007.

Ratios.

Our combined ratio increased by 28.4 points to 115.0% for the three months ended September 30, 2008 compared to 86.6% for the three months ended September 30, 2007 and by 13.6 points to 99.6% for the nine months ended September 30, 2008 compared to 86.0% for the nine months ended September 30, 2007. The loss ratio component increased 28.8 points for the three month comparison and 11.6 points for the nine month comparison, principally due to the increase in current year catastrophe losses and attritional prior years’ reserve development. The commission and brokerage ratio component decreased by 0.7 points for the three month comparison and increased by 1.5 points for the nine month comparison. The other underwriting expense ratio component increased minimally by 0.3 points for the three month comparison and 0.5 points for the nine month comparison.

Shareholders’ Equity.

Shareholders’ equity declined by $648.2 million to $5,036.6 million at September 30, 2008 from $5,684.8 million as of December 31, 2007 due to $355.4 million of unrealized depreciation, net of tax, on investments, the repurchase of 1.6 million common shares for $150.7 million, $89.1 million of shareholder dividends, $67.1 million of translation adjustments and a net loss of $2.2 million. The increase in unrealized depreciation is due to the current financial market liquidity crisis that has resulted in significantly increased credit spreads and concomitantly lower corporate and municipal security values. The market values for our fixed maturities are received from third party vendors and no mitigating adjustments have been made to the values for the illiquid market conditions.

Consolidated Investment Results

Net Investment Income.

Net investment income decreased by 4.8% to $164.5 million for the three months ended September 30, 2008 from $172.8 million for the three months ended September 30, 2007, primarily due to lower short-term interest rates and the reduction of income from our limited partnership investments.

Net investment income decreased by 3.5% to $490.5 million for the nine months ended September 30, 2008 from $508.3 million for the nine months ended September 30, 2007, primarily due to lower short-term interest rates and decreased income from our limited partnership investments, particularly from those partnerships which invested in public equity securities.

The following table shows the components of net investment income for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2008	2007	2008	2007
Fixed maturities	$ 140.0	$ 120.8	$ 401.6	$ 372.4
Equity securities	5.1	3.3	17.6	12.0
Short-term investments and cash	8.9	34.0	43.6	78.2
Other invested assets
Limited partnerships	11.1	16.7	31.1	50.5
Other	0.1	0.2	1.6	1.5
Total gross investment income	165.2	174.9	495.5	514.7
Interest credited and other expense	(0.7)	(2.1)	(5.0)	(6.4)
Total net investment income	$ 164.5	$ 172.8	$ 490.5	$ 508.3

(Some amounts may not reconcile due to rounding.)

The following table shows a comparison of various investment yields for the periods indicated.

	At	At
	September 30,	December 31,
	2008	2007
Imbedded pre-tax yield of cash and invested assets	4.5%	4.7%
Imbedded after-tax yield of cash and invested assets	3.9%	3.9%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Annualized pre-tax yield on average cash and invested assets	4.5%	4.8%	4.5%	4.8%
Annualized after-tax yield on average cash and invested assets	3.9%	4.1%	3.8%	4.1%

Net Realized Capital (Losses) Gains.

The following table presents the composition of our net realized capital (losses) gains for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2008	2007	Variance	% Change	2008	2007	Variance	% Change
(Losses) gains from sales:
Fixed maturities, market value
Gains	$ 0.1	$ 0.4	$ (0.3)	-75.0%	$ 2.0	$ 2.3	$ (0.3)	-13.0%
Losses	(14.1)	(5.3)	(8.8)	166.0%	(16.5)	(8.2)	(8.3)	101.2%
Total	(14.0)	(4.9)	(9.1)	185.7%	(14.5)	(5.9)	(8.6)	145.8%

Equity securities, fair value
Gains	13.4	5.0	8.4	168.0%	21.0	42.5	(21.5)	-50.6%
Losses	(23.6)	(5.2)	(18.4)	NM	(42.1)	(18.9)	(23.2)	122.8%
Total	(10.2)	(0.2)	(10.0)	NM	(21.1)	23.6	(44.7)	-189.4%

Total net realized capital (losses) gains from sales
Gains	13.5	5.4	8.1	150.0%	23.0	44.8	(21.8)	-48.7%
Losses	(37.7)	(10.5)	(27.2)	NM	(58.6)	(27.1)	(31.5)	116.2%
Total	(24.2)	(5.1)	(19.1)	NM	(35.6)	17.7	(53.3)	NM

Other-than-temporary impairments:	(153.4)	(2.9)	(150.5)	NM	(159.9)	(2.9)	(157.0)	NM

(Losses) gains from fair value adjustments:
Fixed maturities, fair value	(0.2)	-	(0.2)	NM	(0.2)	-	(0.2)	NM
Equity securities, fair value	(115.6)	26.6	(142.2)	NM	(265.6)	136.4	(402.0)	NM
Total	(115.8)	26.6	(142.4)	NM	(265.8)	136.4	(402.2)	NM

Total net realized capital (losses) gains	$ (293.4)	$ 18.6	$ (312.0)	NM	$ (461.3)	$ 151.2	$ (612.5)	NM

(NM, not meaningful)
(Some amounts may not reconcile due to rounding)

We recorded $0.2 million in net realized capital losses due to fair value re-measurement on fixed maturities at fair value for the three and nine months ended September 30, 2008, and $115.6 million and $265.6 million in net realized capital losses due to fair value re-measurement on equity securities at fair value for the three and nine months ended September 30, 2008. We recorded $26.6 million and $136.4 million of net realized capital gains due to fair value re-measurements on equity securities for the three and nine months ended September 30, 2007, respectively. In addition, we recorded other-than-temporary impairments of $153.4 million and $159.9 million for the three and nine months ended September 30, 2008, respectively, as compared to $2.9 million for the three and nine months ended September 30, 2007. The increase in unrealized depreciation is due to the current financial market liquidity crisis that has resulted in significantly increased credit spreads and concomitantly lower corporate and municipal security values. The market values for our fixed maturities are received from third party vendors and no mitigating adjustments have been made to the values for the illiquid market conditions.

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

The following discusses the underwriting results for each of our segments for the periods indicated:

U.S. Reinsurance.

The following table presents the underwriting results and ratios for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2008	2007	Variance	% Change	2008	2007	Variance	% Change
Gross written premiums	$ 280.5	$ 327.5	$ (47.0)	-14.4%	$ 714.5	$ 953.5	$ (239.0)	-25.1%
Net written premiums	277.2	327.1	(49.8)	-15.2%	705.2	947.5	(242.3)	-25.6%

Premiums earned	$ 265.5	$ 317.7	$ (52.3)	-16.5%	$ 792.8	$ 985.3	$ (192.4)	-19.5%
Incurred losses and LAE	363.3	167.3	196.1	117.2%	656.9	399.8	257.1	64.3%
Commission and brokerage	55.9	81.2	(25.3)	-31.2%	206.2	238.8	(32.5)	-13.6%
Other underwriting expenses	7.8	7.3	0.6	7.7%	23.5	21.1	2.4	11.4%
Underwriting (loss) gain	$ (161.5)	$ 62.1	$ (223.6)	NM	$ (93.8)	$ 325.6	$ (419.4)	-128.8%

				Point Chg				Point Chg
Loss ratio	136.9%	52.6%		84.3	82.9%	40.6%		42.3
Commission and brokerage ratio	21.0%	25.6%		(4.6)	26.0%	24.2%		1.8
Other underwriting expense ratio	2.9%	2.3%		0.6	2.9%	2.2%		0.7
Combined ratio	160.8%	80.5%		80.3	111.8%	67.0%		44.8

(NM, not meaningful)
(Some amounts may not reconcile due to rounding)

Premiums. Gross written premiums decreased by 14.4% to $280.5 million for the three months ended September 30, 2008 from $327.5 million for the three months ended September 30, 2007, primarily due to a $28.9 million (13.2%) decrease in treaty property volume, a $14.5 million (45.4%) decrease in facultative volume and a $3.6 million (4.7%) decrease in treaty casualty volume. Although renewal results were generally favorable, property premiums were lower due to increased common account reinsurance protections, particularly on one Florida quota share account and two quota share non-renewals. Facultative volume decreased due to ceding companies retaining a greater portion of gross premiums. Our treaty casualty premium was lower than last year’s third quarter as we have reduced this book to a group of core accounts in response to the softer market conditions. Net written premiums decreased by 15.2% to $277.2 million for the three months ended September 30, 2008 compared to $327.1 million for the three months ended September 30, 2007, primarily due to the decrease in gross written premiums. Net premiums earned decreased by 16.5% to $265.5 million for the three months ended September 30, 2008 compared to $317.7 million for the three months ended September 30, 2007. The change in net premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums decreased by 25.1% to $714.5 million for the nine months ended September 30, 2008 from $953.5 million for the nine months ended September 30, 2007, primarily due to a $140.8 million (24.1%) decrease in treaty property volume, a $50.4 million (42.2%) decrease in facultative volume and a $47.6 million (19.1%) decrease in treaty casualty volume. Net written premiums decreased by 25.6% to $705.2 million for the nine months ended September 30, 2008 compared to $947.5 million for the nine months ended September 30, 2007, primarily due to the decrease in gross written premiums. Net premiums earned decreased by 19.5% to $792.8 million for the nine months ended September 30, 2008 compared to $985.3 million for the nine months ended September 30, 2007. Variances for the nine months were driven by similar factors as those discussed above for the three months.

Incurred Losses and LAE.The following tables present the incurred losses and LAE for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended September 30,
	2008			2007			Variance
	Current	Prior	Total	Current	Prior	Total	Current	Prior	Total
(Dollars in millions)	Year	Years	Incurred	Year	Years	Incurred	Year	Years	Incurred
Attritional	$ 121.9	$ 11.7	$ 133.6	$ 158.0	$ (28.0)	$ 130.0	$ (36.1)	$ 39.7	$ 3.6
Catastrophes	222.3	7.4	229.7	0.1	5.0	5.1	222.2	2.4	224.6
A&E	-	-	-	-	32.2	32.2	-	(32.2)	(32.2)
Total segment	$ 344.2	$ 19.1	$ 363.3	$ 158.1	$ 9.2	$ 167.3	$ 186.1	$ 10.0	$ 196.1
Loss ratio	129.7%	7.2%	136.9%	49.8%	2.9%	52.6%	79.9	4.3	84.3

	Nine Months Ended September 30,
	2008			2007			Variance
	Current	Prior	Total	Current	Prior	Total	Current	Prior	Total
(Dollars in millions)	Year	Years	Incurred	Year	Years	Incurred	Year	Years	Incurred
Attritional	$ 365.7	$ 43.5	$ 409.2	$ 456.5	$ (91.3)	$ 365.3	$ (90.9)	$ 134.7	$ 43.9
Catastrophes	232.3	15.5	247.8	0.1	(14.2)	(14.1)	232.2	29.7	261.9
A&E	-	-	-	-	48.6	48.6	-	(48.6)	(48.6)
Total segment	$ 598.0	$ 58.9	$ 656.9	$ 456.6	$ (56.8)	$ 399.8	$ 141.3	$ 115.8	$ 257.1
Loss ratio	75.4%	7.4%	82.9%	46.3%	-5.8%	40.6%	29.1	13.2	42.3

(Some amounts may not reconcile due to rounding.)

Incurred losses were higher by $196.1 million (84.3 points) for the three months ended September 30, 2008 compared to the three months ended September 30, 2007, primarily due to losses from Hurricanes Gustav and Ike.

Incurred losses were $257.1 million higher for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, primarily due to losses from Hurricanes Gustav and Ike. We experienced unfavorable reserve development on prior years’ attritional losses, more specifically, $32.6 million for an unfavorable arbitration decision relating to a 2001 retrocessional cover, partially offset by a 4.9 point decrease due to no reserve adjustments in 2008 for A&E losses, which experienced adverse development in 2007.

Segment Expenses. Commission and brokerage expenses decreased by 31.2% to $55.9 million for the three months ended September 30, 2008 from $81.2 million for the three months ended September 30, 2007 and by 13.6% to $206.2 million for the nine months ended September 30, 2008 from $238.8 million for the nine months ended September 30, 2007. This directly variable expense was influenced by the decline in net earned premiums combined with higher commissions due to market conditions along with reinstatement premiums, which have no commissions and the mix of business.

Segment other underwriting expenses for the three months ended September 30, 2008 increased slightly to $7.8 million from $7.3 million for the three months ended September 30, 2007. For the nine months ended September 30, 2008, segment other underwriting expenses increased to $23.5 million from $21.1 million for the nine months ended September 30, 2007, principally due to the allocation of certain corporate charges to segments starting in the fourth quarter of 2007, which had been previously retained in corporate expenses.

U.S. Insurance.

The following table presents the underwriting results and ratios for the U.S. Insurance segment for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2008	2007	Variance	% Change	2008	2007	Variance	% Change
Gross written premiums	$ 194.0	$ 228.2	$ (34.2)	-15.0%	$ 595.5	$ 607.2	$ (11.8)	-1.9%
Net written premiums	160.3	210.7	(50.5)	-24.0%	490.7	553.5	(62.8)	-11.3%

Premiums earned	$ 168.4	$ 184.4	$ (16.0)	-8.7%	$ 544.1	$ 555.5	$ (11.3)	-2.0%
Incurred losses and LAE	115.6	128.4	(12.8)	-10.0%	443.1	433.1	9.9	2.3%
Commission and brokerage	35.4	33.9	1.5	4.5%	110.1	102.5	7.6	7.4%
Other underwriting expenses	16.9	15.2	1.6	10.7%	47.1	39.6	7.5	18.9%
Underwriting gain (loss)	$ 0.6	$ 6.9	$ (6.4)	-91.8%	$ (56.1)	$ (19.7)	$ (36.4)	184.2%

				Point Chg				Point Chg
Loss ratio	68.6%	69.6%		(1.0)	81.4%	78.0%		3.4
Commission and brokerage ratio	21.0%	18.3%		2.7	20.2%	18.5%		1.7
Other underwriting expense ratio	10.1%	8.3%		1.8	8.7%	7.1%		1.6
Combined ratio	99.7%	96.2%		3.5	110.3%	103.6%		6.7

(Some amounts may not reconcile due to rounding)

Premiums. Gross written premiums decreased by 15.0% to $194.0 million for the three months ended September 30, 2008 from $228.2 million for the three months ended September 30, 2007. Conditions for workers’ compensation, contractors and public entity business have gotten increasingly competitive, which has reduced the volume of business that meets our underwriting and pricing criteria. A little less than half of the shortfall compared to last year’s third quarter was from the C.V. Starr program, where we have lost public entity accounts because we did not match market pricing and terms. Net written premiums decreased by 24.0% to $160.3 million for the three months ended September 30, 2008 compared to $210.7 million for the three months ended at September 30, 2007. The decrease in net written premiums was larger than the decline in gross written premiums primarily due to increased reinsurance purchases on select larger new programs. Net premiums earned decreased 8.7% to $168.4 million for the three months ended September 30, 2008 compared to $184.4 million for the three months ended September 30, 2007. The change in net premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are reflected at the initiation of the coverage period.

Gross written premiums decreased by 1.9% to $595.5 million for the nine months ended September 30, 2008 from $607.2 million for the nine months ended September 30, 2007. Net written premiums decreased by 11.3% to $490.7 million for the nine months ended September 30, 2008 compared to $553.5 million for the nine months ended September 30, 2007. Net premiums earned decreased slightly to $544.1 million for the nine months ended September 30, 2008 compared to $555.5 million for the nine months ended September 30, 2007. Variances for the nine months were driven by the factors enumerated above for the three months.

Incurred Losses and LAE.The following tables present the incurred losses and LAE for the U.S. Insurance segment for the periods indicated.

	Three Months Ended September 30,
	2008			2007			Variance
	Current	Prior	Total	Current	Prior	Total	Current	Prior	Total
(Dollars in millions)	Year	Years	Incurred	Year	Years	Incurred	Year	Years	Incurred
Attritional	$ 115.8	$ (0.2)	$ 115.6	$ 128.8	$ (0.4)	$ 128.4	$ (13.0)	$ 0.2	$ (12.8)
Catastrophes	-	-	-	-	-	-	-	-	-
Total segment	$ 115.8	$ (0.2)	$ 115.6	$ 128.8	$ (0.4)	$ 128.4	$ (13.0)	$ 0.2	$ (12.8)
Loss ratio	68.8%	-0.1%	68.6%	69.8%	-0.2%	69.6%	(1.0)	0.1	(1.0)

	Nine Months Ended September 30,
	2008			2007			Variance
	Current	Prior	Total	Current	Prior	Total	Current	Prior	Total
(Dollars in millions)	Year	Years	Incurred	Year	Years	Incurred	Year	Years	Incurred
Attritional	$ 375.8	$ 67.5	$ 443.3	$ 394.9	$ 38.6	$ 433.5	$ (19.1)	$ 28.9	$ 9.8
Catastrophes	-	(0.3)	(0.3)	-	(0.4)	(0.4)	-	0.2	0.2
Total segment	$ 375.8	$ 67.2	$ 443.1	$ 394.9	$ 38.2	$ 433.1	$ (19.1)	$ 29.1	$ 9.9
Loss ratio	69.1%	12.4%	81.4%	71.1%	6.9%	78.0%	(2.0)	5.5	3.4

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased by 10.0% to $115.6 million for the three months ended September 30, 2008 from $128.4 million for the three months ended September 30, 2007 as the segment loss ratio decreased by 1.0 point to 68.6% and premiums earned declined by 8.7%.

Incurred losses and LAE increased by 2.3% to $443.1 million for the nine months ended September 30, 2008 from $433.1 million for the nine months ended September 30, 2007 as the segment loss ratio increased by 3.4 points to 81.4%. For the nine months ended September 30, 2008, we strengthened reserves for an auto loan credit insurance program by $25.6 million more than for the nine months ended September 30, 2007. The deterioration in general economic conditions has had an adverse impact on personal loan performance, particularly sub-prime loan performance resulting in unforeseen increases in loan default rates and claim amounts. We commuted our remaining liability on this program with the largest policyholder representing approximately one third of the remaining loss exposure. Given the magnitude of our current reserves, the maturity of the remaining insured portfolio and the reduced principal exposure, we believe future adverse loss development related to this program will not be material.

Segment Expenses. Commission and brokerage increased by 4.5% to $35.4 million for the three months ended September 30, 2008 from $33.9 million for the three months ended September 30, 2007 and 7.4% to $110.1 million for the nine months ended September 30, 2008 from $102.5 million for the nine months ended September 30, 2007. These increases were principally due to higher commission rates on two new programs.

Segment other underwriting expenses for the three months ended September 30, 2008 increased to $16.9 million compared to $15.2 million for the three months ended September 30, 2007 and to $47.1 million for the nine months ended September 30, 2008 as compared to $39.6 million for the nine months ended September 30, 2007. These increases were primarily due to increased compensation costs associated with increased staff and the allocation of certain corporate charges to segments starting in the fourth quarter of 2007, which had been previously retained in corporate expenses.

Specialty Underwriting.

The following table presents the underwriting results and ratios for the Specialty Underwriting segment for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2008	2007	Variance	% Change	2008	2007	Variance	% Change
Gross written premiums	$ 54.8	$ 70.5	$ (15.7)	-22.2%	$ 193.9	$ 201.6	$ (7.6)	-3.8%
Net written premiums	53.3	69.4	(16.1)	-23.3%	190.6	198.6	(8.0)	-4.0%

Premiums earned	$ 55.3	$ 67.1	$ (11.8)	-17.6%	$ 186.4	$ 200.0	$ (13.5)	-6.8%
Incurred losses and LAE	54.2	39.6	14.5	36.7%	124.1	135.4	(11.3)	-8.4%
Commission and brokerage	16.1	17.3	(1.2)	-6.7%	52.2	48.5	3.6	7.5%
Other underwriting expenses	1.9	1.7	0.2	12.7%	6.2	5.1	1.1	21.6%
Underwriting (loss) gain	$ (16.9)	$ 8.5	$ (25.4)	NM	$ 4.0	$ 11.0	$ (6.9)	-63.1%

				Point Chg				Point Chg
Loss ratio	97.9%	59.0%		38.9	66.5%	67.7%		(1.2)
Commission and brokerage ratio	29.2%	25.7%		3.5	28.0%	24.3%		3.7
Other underwriting expense ratio	3.5%	2.6%		0.9	3.3%	2.5%		0.8
Combined ratio	130.6%	87.3%		43.3	97.8%	94.5%		3.3

(NM, not meaningful)
(Some amounts may not reconcile due to rounding)

Premiums. Gross written premiums decreased by 22.2% to $54.8 million for the three months ended September 30, 2008 from $70.5 million for the three months ended September 30, 2007, primarily due to an $8.4 million (38.5%) decrease in A&H premiums, a $7.6 million (22.2%) decrease in marine premiums and $2.2 million (126.8%) decrease in aviation premiums, partially offset by $2.5 million (19.9%) increase in surety premium. Net written premiums decreased 23.3% to $53.3 million for the three months ended September 30, 2008 compared to $69.4 million for the three months ended September 30, 2007, in line with the decrease in gross written premiums. Net premiums earned decreased 17.6% to $55.3 million for the three months ended September 30, 2008 compared to $67.1 million for the three months ended September 30, 2007. The change in net premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are reflected at the initiation of the coverage period.

Gross written premiums decreased by 3.8% to $193.9 million for the nine months ended September 30, 2008 from $201.6 million for the nine months ended September 30, 2007, primarily due to a decrease of $15.9 million (72.2%) in aviation premiums and a $13.8 million (19.2%) decrease in A&H premiums, partially offset by a $17.5 million (22.6%) increase in marine premiums, principally due to two new accounts and a $4.5 million (14.7%) increase in surety premiums. Net written premiums decreased 4.0% to $190.6 million for the nine months ended September 30, 2008 compared to $198.6 million for the nine months ended September 30, 2007, primarily due to the decrease in gross written premiums. Net premiums earned decreased 6.8% to $186.4 million for the nine months ended September 30, 2008 compared to $200.0 million for the nine months ended September 30, 2007. The reasons for the variances, period over period, for the nine months ended September 30, 2008 and 2007 were similar to those set forth above for the three months ended September 30, 2008 and 2007.

Incurred Losses and LAE. The following tables present the incurred losses and LAE for the Specialty Underwriting segment for the periods indicated.

	Three Months Ended September 30,
	2008			2007			Variance
	Current	Prior	Total	Current	Prior	Total	Current	Prior	Total
(Dollars in millions)	Year	Years	Incurred	Year	Years	Incurred	Year	Years	Incurred
Attritional	$ 33.4	$ -	$ 33.4	$ 35.2	$ 1.5	$ 36.7	$ (1.8)	$ (1.5)	$ (3.3)
Catastrophes	17.5	3.3	20.8	-	2.9	2.9	17.5	0.4	17.9
Total segment	$ 50.9	$ 3.3	$ 54.2	$ 35.2	$ 4.4	$ 39.6	$ 15.7	$ (1.2)	$ 14.5
Loss ratio	92.0%	5.9%	97.9%	52.4%	6.6%	59.0%	39.6	(0.7)	38.9

	Nine Months Ended September 30,
	2008			2007			Variance
	Current	Prior	Total	Current	Prior	Total	Current	Prior	Total
(Dollars in millions)	Year	Years	Incurred	Year	Years	Incurred	Year	Years	Incurred
Attritional	$ 110.4	$ (9.0)	$ 101.4	$ 110.3	$ 5.1	$ 115.4	$ 0.1	$ (14.1)	$ (14.0)
Catastrophes	17.5	5.2	22.7	-	20.0	20.0	17.5	(14.8)	2.7
Total segment	$ 127.9	$ (3.9)	$ 124.1	$ 110.3	$ 25.1	$ 135.4	$ 17.6	$ (29.0)	$ (11.3)
Loss ratio	68.6%	-2.1%	66.5%	55.2%	12.5%	67.7%	13.4	(14.6)	(1.2)

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased to $54.2 million for the three months ended September 30, 2008 compared to $39.6 million for the three months ended September 30, 2007. Overall, the loss ratio was higher by 38.9 points for the third quarter of 2008 compared to the third quarter of 2007. The increase for the three months was the result of Hurricanes Gustav and Ike losses, which accounted for 31.6 points of the 38.9 point increase.

Incurred losses and LAE decreased to $124.1 million for the nine months ended September 30, 2008 compared to $135.4 million for the nine months ended September 30, 2007. The loss ratios for the nine month periods were relatively equal. The attritional loss ratio was 3.3 points lower in the 2008 period. Total catastrophe losses were similar in the two periods: the bulk of the 2008 losses emanated from Hurricanes Gustav and Ike, while the 2007 losses were primarily caused by late reported marine losses from Hurricane Rita.

Segment Expenses. Commission and brokerage decreased by 6.7% to $16.1 million for the three months ended September 30, 2008 from $17.3 million for the three months ended September 30, 2007 and increased by 7.5% to $52.2 million for the nine months ended September 30, 2008 from $48.5 million for the nine months ended September 30, 2007. These changes were primarily due to the combined impacts of higher commission rates due to a more competitive market, decreases in net earned premium volume and changes in business mix.

Segment other underwriting expenses for the three months ended September 30, 2008 increased to $1.9 million from $1.7 million for the three months ended September 30, 2007, and segment other underwriting expenses increased to $6.2 million for the nine months ended September 30, 2008 from $5.1 million for the nine months ended September 30, 2007. These increases were primarily due to the allocation of certain corporate charges to segments, which had been previously retained in corporate expenses.

International.

The following table presents the underwriting results and ratios for the International segment for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2008	2007	Variance	% Change	2008	2007	Variance	% Change
Gross written premiums	$ 248.8	$ 213.6	$ 35.2	16.5%	$ 654.2	$ 589.6	$ 64.6	11.0%
Net written premiums	248.8	213.6	35.2	16.5%	654.0	590.1	63.9	10.8%

Premiums earned	$ 230.1	$ 203.1	$ 27.0	13.3%	$ 635.1	$ 591.7	$ 43.3	7.3%
Incurred losses and LAE	133.9	125.3	8.7	6.9%	377.0	383.4	(6.5)	-1.7%
Commission and brokerage	58.9	48.6	10.3	21.1%	161.0	145.2	15.8	10.9%
Other underwriting expenses	4.7	4.1	0.5	13.2%	14.5	12.2	2.3	18.8%
Underwriting gain	$ 32.6	$ 25.0	$ 7.5	30.2%	$ 82.6	$ 50.9	$ 31.7	62.3%

				Point Chg				Point Chg
Loss ratio	58.2%	61.7%		(3.5)	59.4%	64.8%		(5.4)
Commission and brokerage ratio	25.6%	23.9%		1.7	25.4%	24.5%		0.9
Other underwriting expense ratio	2.0%	2.1%		(0.1)	2.2%	2.1%		0.1
Combined ratio	85.8%	87.7%		(1.9)	87.0%	91.4%		(4.4)

(Some amounts may not reconcile due to rounding)

Premiums. Gross written premiums increased by 16.5% to $248.8 million for the three months ended September 30, 2008 from $213.6 million for the three months ended September 30, 2007 and by 11.0% to $654.2 million for the nine months ended September 30, 2008 from $589.6 million for the nine months ended September 30, 2007. Approximately $8 million and $22 million of these increases for the three and nine month periods ended September 30, 2008 compared to September 30, 2007, respectively, were due to currency movement. We obtained some renewal increases in the quarter and saw higher rates in some markets. Our long-term relationships and solid financial strength ratings are definite advantages in the international markets as we have been offered several opportunities recently, to replace reinsurers with less solid financial strength ratings. In addition, we have obtained some preferential signings including preferential terms and conditions.

Net written premiums increased by 16.5% to $248.8 million for the three months ended September 30, 2008 compared to $213.6 million for the three months ended September 30, 2007 and by 10.8% to $654.0 million for the nine months ended September 30, 2008 compared to $590.1 million for the nine months ended September 30, 2007, consistent with the increase in gross written premiums. Net premiums earned increased by 13.3% to $230.1 million for the three months ended September 30, 2008 compared to $203.1 million for the three months ended September 30, 2007 and by 7.3% to $635.1 million for the nine months ended September 30, 2008 compared to $591.7 million for the nine months ended September 30, 2007. The change in net premiums earned relative to net written premiums is the result of timing, premiums are earned ratably over the coverage period whereas written premiums are reflected at the initiation of coverage.

Incurred Losses and LAE. The following tables present the incurred losses and LAE for the International segment for the periods indicated.

	Three Months Ended September 30,
	2008			2007			Variance
	Current	Prior	Total	Current	Prior	Total	Current	Prior	Total
(Dollars in millions)	Year	Years	Incurred	Year	Years	Incurred	Year	Years	Incurred
Attritional	$ 130.7	$ (7.0)	$ 123.7	$ 108.5	$ 3.5	$ 112.0	$ 22.3	$ (10.5)	$ 11.8
Catastrophes	12.7	(2.5)	10.2	15.3	(2.0)	13.3	(2.6)	(0.5)	(3.1)
Total segment	$ 143.4	$ (9.5)	$ 133.9	$ 123.8	$ 1.5	$ 125.3	$ 19.7	$ (11.0)	$ 8.7
Loss ratio	62.3%	-4.1%	58.2%	61.0%	0.7%	61.7%	1.3	(4.8)	(3.5)

	Nine Months Ended September 30,
	2008			2007			Variance
	Current	Prior	Total	Current	Prior	Total	Current	Prior	Total
(Dollars in millions)	Year	Years	Incurred	Year	Years	Incurred	Year	Years	Incurred
Attritional	$ 349.5	$ (2.4)	$ 347.1	$ 316.7	$ (0.9)	$ 315.8	$ 32.8	$ (1.4)	$ 31.3
Catastrophes	30.7	(0.9)	29.8	65.3	2.3	67.6	(34.6)	(3.2)	(37.8)
Total segment	$ 380.2	$ (3.3)	$ 377.0	$ 382.0	$ 1.4	$ 383.4	$ (1.8)	$ (4.7)	$ (6.5)
Loss ratio	59.9%	-0.5%	59.4%	64.6%	0.2%	64.8%	(4.7)	(0.7)	(5.4)

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 6.9% to $133.9 million for the three months ended September 30, 2008 compared to $125.3 million for the three months ended September 30, 2007 and decreased by 1.7% to $377.0 million for the nine months ended September 30, 2008 compared to $383.4 million for the nine months ended September 30, 2007. The segment loss ratio decreased by 3.5 points and 5.4 points for the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007, respectively. The decreases were due to lower current year catastrophe losses in 2008 compared to 2007 for both the three and nine month periods. The 2008 current year catastrophe losses included the snowstorm in China and Hurricanes Gustav and Ike, while the 2007 catastrophe losses included the New South Wales storm and the Jakarta floods. In addition, 2008 had favorable development on prior years’ reserves for the three and nine months ended September 30, 2008, whereas 2007 had some modest reserve strengthening in both periods.

Segment Expenses. Commission and brokerage increased by 21.1% to $58.9 million for the three months ended September 30, 2008 from $48.6 million for the three months ended September 30, 2007 and by 10.9% to $161.0 million for the nine months ended September 30, 2008 from $145.2 million for the nine months ended September 30, 2007. The increases were greater than the increases in premiums and influenced by market pressures for increased commission rates.

Segment other underwriting expenses for the three months ended September 30, 2008 increased to $4.7 million compared to $4.1 million for the three months ended September 30, 2007 and for the nine months ended September 30, 2008 to $14.5 million compared to $12.2 million for the nine months ended September 30, 2007. These increases were primarily due to the allocation of certain corporate charges to segments, which had been previously retained in corporate expenses.

Bermuda.

The following table presents the underwriting results and ratios for the Bermuda segment for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2008	2007	Variance	% Change	2008	2007	Variance	% Change
Gross written premiums	$ 221.0	$ 234.8	$ (13.8)	-5.9%	$ 623.9	$ 675.0	$ (51.1)	-7.6%
Net written premiums	221.0	234.8	(13.7)	-5.9%	623.5	674.3	(50.7)	-7.5%

Premiums earned	$ 212.6	$ 224.7	$ (12.1)	-5.4%	$ 627.4	$ 668.7	$ (41.2)	-6.2%
Incurred losses and LAE	146.6	122.7	24.0	19.5%	362.8	416.4	(53.6)	-12.9%
Commission and brokerage	51.8	59.2	(7.4)	-12.6%	160.4	165.2	(4.8)	-2.9%
Other underwriting expenses	5.7	5.1	0.6	12.7%	18.3	14.3	4.1	28.5%
Underwriting gain	$ 8.4	$ 37.7	$ (29.3)	-77.8%	$ 85.9	$ 72.8	$ 13.1	18.0%

				Point Chg				Point Chg
Loss ratio	69.0%	54.6%		14.4	57.8%	62.3%		(4.5)
Commission and brokerage ratio	24.4%	26.3%		(1.9)	25.6%	24.7%		0.9
Other underwriting expense ratio	2.7%	2.3%		0.4	2.9%	2.1%		0.8
Combined ratio	96.1%	83.2%		12.9	86.3%	89.1%		(2.8)

(Some amounts may not reconcile due to rounding)

Premiums. Gross written premiums decreased by 5.9% to $221.0 million for the three months ended September 30, 2008 compared to $234.8 million for the three months ended September 30, 2007 and by 7.6% to $623.9 million for the nine months ended September 30, 2008 compared to $675.0 million for the nine months ended September 30, 2007. The Bermuda book was down for both the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007 by $14.7 million and $41.4 million, respectively, principally due to a discontinued account and conversion of a large casualty quota share to excess of loss coverage.

Net written premiums decreased by 5.9% to $221.0 million for the three months ended September 30, 2008 compared to $234.8 million for the three months ended September 30, 2007 and by 7.5% to $623.5 million for the nine months ended September 30, 2008 compared to $674.3 million for the nine months ended September 30, 2007, commensurate with the decrease in gross written premiums. Net premiums earned decreased generally in line with the decrease in net written premiums.

Incurred Losses and LAE. The following tables present the incurred losses and LAE for the Bermuda segment for the periods indicated.

	Three Months Ended September 30,
	2008			2007			Variance
	Current	Prior	Total	Current	Prior	Total	Current	Prior	Total
(Dollars in millions)	Year	Years	Incurred	Year	Years	Incurred	Year	Years	Incurred
Attritional	$ 115.0	$ (13.5)	$ 101.5	$ 124.0	$ (16.0)	$ 108.0	$ (9.0)	$ 2.5	$ (6.5)
Catastrophes	50.0	(4.8)	45.2	13.0	(4.4)	8.6	37.0	(0.4)	36.6
A&E	-	-	-	-	6.1	6.1	-	(6.1)	(6.1)
Total segment	$ 165.0	$ (18.3)	$ 146.6	$ 137.0	$ (14.3)	$ 122.7	$ 28.0	$ (4.0)	$ 24.0
Loss ratio	77.6%	-8.6%	69.0%	61.0%	-6.4%	54.6%	16.6	(2.2)	14.4

	Nine Months Ended September 30,
	2008			2007			Variance
	Current	Prior	Total	Current	Prior	Total	Current	Prior	Total
(Dollars in millions)	Year	Years	Incurred	Year	Years	Incurred	Year	Years	Incurred
Attritional	$ 351.6	$ (33.6)	$ 318.0	$ 353.8	$ (36.2)	$ 317.6	$ (2.2)	$ 2.6	$ 0.4
Catastrophes	55.7	(10.8)	44.8	75.5	(4.3)	71.2	(19.8)	(6.5)	(26.3)
A&E	-	-	-	-	27.7	27.7	-	(27.7)	(27.7)
Total segment	$ 407.3	$ (44.5)	$ 362.8	$ 429.3	$ (12.9)	$ 416.4	$ (22.0)	$ (31.6)	$ (53.6)
Loss ratio	64.9%	-7.1%	57.8%	64.2%	-1.9%	62.3%	0.7	(5.2)	(4.5)

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 19.5% to $146.6 million for the three months ended September 30, 2008 compared to $122.7 million for the three months ended September 30, 2007. The segment loss ratio increased by 14.4 points for the three months ended September 30, 2008 compared to the same period in 2007 principally due to a 17.4 point increase in catastrophe losses, period over period, due to losses incurred on Hurricanes Gustav and Ike in this year’s third quarter.

Incurred losses for the nine months ended September 30, 2008, were lower than in the comparable period of 2007 by $53.6 million, or 12.9%. Lower catastrophe losses in the 2008 period drove about half of the decrease and the absence of development on A&E loss reserves drove the remainder, decreasing the segment loss ratio 4.5 points.

Segment Expenses. Commission and brokerage decreased by 12.6% to $51.8 million for the three months ended September 30, 2008 from $59.2 million for the three months ended September 30, 2007 and by 2.9% to $160.4 million for the nine months ended September 30, 2008 from $165.2 million for the nine months ended September 30, 2007, principally the result of a decline in premiums earned and competitive market conditions combined with a change in the mix of business.

Segment other underwriting expenses for the three months ended September 30, 2008 increased to $5.7 million compared to $5.1 million for the three months ended September 30, 2007 and to $18.3 million for the nine months ended September 30, 2008 compared to $14.3 million for the nine months ended September 30, 2007, primarily due to a general increase in operations to support the business.

FINANCIAL CONDITION

Cash and Invested Assets. Aggregate invested assets, including cash and short-term investments, were $14,119.6 million at September 30, 2008, a decrease of $816.6 million compared to $14,936.2 million at December 31, 2007. We had operating cash flows of $607.7 million during the nine months ended September 30, 2008, which added to cash and invested assets. More than offsetting this addition were: $471.5 million of unrealized depreciation on fixed maturity investments, a $265.6 million decline in the fair value of our equity securities, $230.4 million in foreign exchange losses on our portfolio securities and cash, $159.9 million of other-than-temporary impairments on our fixed maturity portfolio, repurchases of 1.6 million of our common shares for $150.7 million, $89.1 million paid out in dividends to shareholders and $35.6 million of net realized capital losses on investment sales.

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

Over the past few years, we have reallocated a portion of the portfolio representing our shareholders’ equity to include: 1) publicly traded equity securities and 2) private equity limited partnership investments. The objective of this portfolio diversification is to enhance the risk-adjusted total return of the investment portfolio by allocating a prudent portion of the portfolio to higher return asset classes. We have limited our allocation to these asset classes because of: 1) the potential for volatility in their values and 2) the impact of these investments on regulatory and rating agency capital adequacy models. At September 30, 2008, the market/fair value of investments in equity and limited partnership securities approximated 34% of shareholders’ equity compared to 38% at December 31, 2007.

The tables below summarize the composition and characteristics of our investment portfolio as of the dates indicated.

(Dollars in millions)	At September 30, 2008		At December 31, 2007
Fixed maturities, market value	$ 10,950.3	77.5%	$ 10,245.6	68.6%
Fixed maturities, fair value	11.2	0.1%	-	0.0%
Equity securities, market value	25.2	0.2%	24.7	0.1%
Equity securities, fair value	905.1	6.4%	1,535.3	10.3%
Short-term investments	1,201.7	8.5%	2,225.7	14.9%
Other invested assets	802.5	5.7%	654.3	4.4%
Cash	223.6	1.6%	250.6	1.7%
Total investments and cash	$ 14,119.6	100.0%	$ 14,936.2	100.0%

(Some amounts may not reconcile due to rounding.)

	At September 30, 2008		At December 31, 2007
Fixed income portfolio duration (years)	4.4		3.9
Fixed income composite credit quality	Aa2		Aa2
Imbedded end of period yield, pre-tax	4.5%		4.7%
Imbedded end of period yield, after-tax	3.9%		3.9%

The following table provides a comparison of our total return by asset class relative to broadly accepted industry benchmarks for the periods indicated.

	Nine Months Ended	Twelve Months Ended
	September 30, 2008	December 31, 2007
Our fixed income portfolio total return	-1.6%	5.0%
Lehman bond aggregate index	0.6%	7.0%

Our common equity portfolio total return	-21.2%	9.2%
S & P 500 index total return	-19.3%	5.5%

Our other invested asset portfolio total return	4.7%	13.5%

Reinsurance Receivables. Reinsurance receivables for both paid and unpaid losses totaled $645.5 million at September 30, 2008 and $666.2 million at December 31, 2007. At September 30, 2008, $194.6 million, or 30.1%, was receivable from Transatlantic Reinsurance Company; $100.0 million, or 15.5%, was receivable from Continental Insurance Company; $54.1 million, or 8.4%, was receivable from Munich Reinsurance Company; $42.1 million, or 6.5%, was receivable from ACE Property and Casualty Insurance Company and $37.9 million, or 5.9%, was receivable from Berkley Insurance Company. The receivable from Continental is collateralized by a funds held arrangement under which we have retained the premium payments due the retrocessionaire, recognized liabilities for such amounts and reduced such liabilities as payments are due from the retrocessionaire. In addition, $224.4 million was receivable from Founders Insurance Company Limited, for which the Company has established a 100% uncollectible reinsurance provision. No other retrocessionaire accounted for more than 5% of our receivables.

Loss and LAE Reserves. Gross loss and LAE reserves totaled $9,247.6 million at September 30, 2008 and $9,040.6 million at December 31, 2007.

The following tables summarize gross outstanding loss and LAE reserves by segment, classified by case reserves and IBNR reserves, for the periods indicated.

Gross Reserves By Segment
	As of September 30, 2008
	Case	IBNR	Total	% of
(Dollars in millions)	Reserves	Reserves	Reserves	Total
U.S. Reinsurance	$ 1,369.9	$ 2,018.9	$ 3,388.8	36.6%
U.S. Insurance	598.3	1,201.5	1,799.8	19.5%
Specialty Underwriting	252.8	177.6	430.4	4.7%
International	691.6	456.1	1,147.7	12.4%
Bermuda	691.2	935.6	1,626.8	17.6%
Total excluding A&E	3,603.8	4,789.7	8,393.5	90.8%
A&E	467.3	386.8	854.1	9.2%
Total including A&E	$ 4,071.1	$ 5,176.5	$ 9,247.6	100.0%

	At December 31, 2007
	Case	IBNR	Total	% of
(Dollars in millions)	Reserves	Reserves	Reserves	Total
U.S. Reinsurance	$ 1,414.2	$ 1,907.0	$ 3,321.2	36.8%
U.S. Insurance	597.5	1,083.7	1,681.2	18.6%
Specialty Underwriting	273.2	161.3	434.5	4.8%
International	632.0	472.8	1,104.8	12.2%
Bermuda	753.1	823.0	1,576.1	17.4%
Total excluding A&E	3,670.0	4,447.8	8,117.8	89.8%
A&E	439.8	483.0	922.8	10.2%
Total including A&E	$ 4,109.8	$ 4,930.8	$ 9,040.6	100.0%

(Some amounts may not reconcile due to rounding.)

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

There can be no assurance that reserves for, and losses from, claim obligations will not increase in the future, possibly by a material amount. However, we believe that our existing reserves and reserving methodologies lessen the probability that any such increase would have a material adverse effect on our financial condition, results of operations or cash flows. In this context, we note that over the past 10 years, our calendar year operating results have been affected by prior period reserve re-estimates, ranging from a favorable $26.4 million in 2005, representing 0.5% of the net prior period reserves for the year in which the adjustment was made, to an unfavorable $249.4 million in 2004, representing 3.7% of the net prior period reserves for the year in which the adjustment was made. We have noted that variability had increased for years 2002 to 2004 and we have taken actions to attempt to reduce year to year variability prospectively.

Asbestos and Environmental Exposures. The following table summarizes incurred losses and outstanding loss reserves with respect to A&E reserves on both a gross and net of retrocessions basis for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2008	2007	2008	2007
Gross basis:
Beginning of period reserves	$ 871.0	$ 637.9	$ 922.8	$ 650.1
Incurred losses	-	40.0	-	80.0
Paid losses	(16.9)	(25.7)	(68.7)	(77.9)
End of period reserves	$ 854.1	$ 652.2	$ 854.1	$ 652.2

Net basis:
Beginning of period reserves	$ 820.5	$ 529.0	$ 827.4	$ 511.4
Incurred losses	-	38.3	-	76.3
Paid losses	(12.3)	(9.2)	(19.2)	(29.6)
End of period reserves	$ 808.2	$ 558.1	$ 808.2	$ 558.1

(Some amounts may not reconcile due to rounding.)

At September 30, 2008, the gross reserves for A&E losses were comprised of $149.3 million representing case reserves reported by ceding companies, $146.1 million representing additional case reserves established by us on assumed reinsurance claims, $171.9 million representing case reserves established by us on direct excess insurance claims, including Mt. McKinley Insurance Company (“Mt. McKinley”), and $386.8 million representing IBNR reserves.

With respect to asbestos only, at September 30, 2008, we had gross asbestos loss reserves of $800.7 million, or 93.7%, of total A&E reserves, of which $554.5 million was for assumed business and $246.2 million was for direct business.

The increase in end of period A&E reserves at September 30, 2008 compared to September 30, 2007 was primarily the result of our reserve study in the fourth quarter of 2007, after which we increased our gross reinsurance asbestos reserves by $250.0 million and increased our gross direct asbestos reserves by $75.0 million. Given our recent study and loss trends for these exposures, we believe our reserves at September 30, 2008 make adequate provision for our asbestos losses. Nevertheless, given historical experience associated with asbestos claims, we cannot provide assurances that our current reserves are adequate and it is possible that our ultimate losses may exceed our estimate by a material amount.

Industry analysts use the “survival ratio” to compare the A&E reserves among companies with such liabilities. The survival ratio is typically calculated by dividing a company’s current net reserves by the three year average of annual net paid losses. Hence, the survival ratio equals the number of years that it would take to exhaust the current reserves if future loss payments were to continue at historical levels. Using this measurement, our net three year asbestos survival ratio was 3.0 years for direct business and 12.8 years for reinsurance business at September 30, 2008.

Shareholders’ Equity. Our shareholders’ equity decreased to $5,036.6 million as of September 30, 2008 from $5,684.8 million as of December 31, 2007. The decrease for the nine months ended September 30, 2008 was the result of unrealized depreciation on investments, net of tax, of $355.4 million, the repurchase of 1.6 million common shares for $150.7 million, $89.1 million of shareholder dividends, $67.1 million of foreign currency translation losses and a net loss of $2.2 million, partially offset by $15.6 million of additional paid in capital on share-based compensation transactions.

LIQUIDITY AND CAPITAL RESOURCES

Capital. Our business operations are in part dependent on our financial strength and financial strength ratings, and the market’s perception of our financial strength, as measured by shareholders’ equity, which was $5,036.6 million at September 30, 2008 and $5,684.8 million at December 31, 2007. We possess significant financial flexibility and access to the debt and equity markets as a result of our perceived financial strength, as evidenced by the financial strength ratings as assigned by independent rating agencies. During the third quarter and into the fourth quarter of 2008, the capital markets have been illiquid in reaction to the then deepening credit crisis which led to bank and other financial institution failures and effective failures. Credit spreads have soared and the equity markets have declined significantly during this period making access to the capital markets, for even highly rated companies, difficult and costly. Our capital position remains strong, commensurate with our financial ratings. We have ample liquidity to meet our financial obligations for the foreseeable future. Therefore, we have no foreseeable need to tap the capital markets in the near term.

From time to time, we have used open market share repurchases to adjust our capital position and enhance long term expected returns to our shareholders. On July 21, 2008, our existing authorization to purchase up to 5 million of our shares was amended to authorize the purchase of up to 10 million shares. As of September 30, 2008, we had repurchased 4.2 million shares under this authorization.

On December 1, 2005, we filed a shelf registration statement on Form S-3ASR with the Securities and Exchange Commission (“SEC’), as a Well Known Seasoned Issuer. This shelf registration statement was used by Group to register common shares, preferred shares, debt securities, warrants, share purchase contracts and share purchase units; by Holdings to register debt securities and by Everest Re Capital Trust III (“Capital Trust III”) to register trust preferred securities. We intend to file a new shelf registration statement on or about December 1, 2008 to replace the one filed on December 1, 2005.

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

Over the past few years, we have reallocated a portion of the portfolio representing our shareholders’ equity to include: 1) publicly traded equity securities and 2) private equity limited partnership investments. The objective of this portfolio diversification is to enhance the risk-adjusted total return of the investment portfolio by allocating a prudent portion of the portfolio to higher return asset classes. We have limited our allocation to these asset classes because of: 1) the potential for volatility in their values and 2) the impact of these investments on regulatory and rating agency capital adequacy models. At September 30, 2008, the market/fair value of investments in equity and limited partnership securities approximated 34% of shareholders’ equity.

Our liquidity requirements are generally met from positive cash flow from operations. Positive cash flow results from reinsurance and insurance premiums being collected prior to disbursements for claims, which disbursements generally take place over an extended period after the collection of premiums, sometimes a period of many years. Collected premiums are generally invested, prior to their use in such disbursements, and investment income provides additional funding for loss payments. Our net cash flows from operating activities were $607.7 million and $618.7 million for the nine months ended September 30, 2008 and 2007, respectively. Additionally, these cash flows reflected net tax payments of $3.3 million and $267.7 million for the nine months ended September 30, 2008 and 2007, respectively; net catastrophe loss payments of $200.9 million and $355.2 million for the nine months ended September 30, 2008 and 2007, respectively; and net A&E loss payments of $19.2 million and $29.6 million for the nine months ended September 30, 2008 and 2007, respectively.

If disbursements for claims and benefits, policy acquisition costs and other operating expenses were to exceed premium inflows, cash flow from operations would be negative. The effect on cash flow from operations would be partially offset by cash flow from investment income. Additionally, cash inflows from investment maturities and dispositions, both short-term investments and longer term maturities are available to supplement other operating cash flows.

As the timing of payments for claims and benefits cannot be predicted with certainty, we maintain portfolios of long term invested assets with varying maturities, along with short-term investments that provide additional liquidity for payment of claims. At September 30, 2008 and December 31, 2007 we held cash and short-term investments of $1,425.4 million and $2,476.3 million, respectively. All of our short-term investments are readily marketable and can be converted to cash. In addition to these cash and short-term investments at September 30, 2008, we had $698.4 million of available for sale fixed maturity securities maturing within one year or less, $2,609.1 million maturing within one to five years and $7,654.0 million maturing after five years. Our $930.3 million of equity securities are comprised primarily of publicly traded securities that can be easily liquidated. We believe that these fixed maturity and equity securities, in conjunction with the short-term investments and positive cash flow from operations, provide ample sources of liquidity for the expected payment of losses in the near future. We do not anticipate selling securities or using available credit facilities to pay losses and LAE but have the ability to do so. Sales of securities might result in realized capital gains or losses and at September 30, 2008 we had $339.5 million of net pre-tax unrealized depreciation, comprised of $469.0 million of pre-tax unrealized depreciation and $129.5 million of pre-tax unrealized appreciation.

Management expects annual positive cash flow from operations, which in general reflects the strength of overall pricing, to persist over the near term, absent any unusual catastrophe activity. In the intermediate and long term, our cash flow from operations will be impacted by the extent to which competitive pressures affect overall pricing in our markets and the extent to which our premium receipts are impacted by our strategy of emphasizing underwriting profitability over premium volume.

Effective July 27, 2007, Group, Bermuda Re and Everest International Reinsurance, Ltd. (“Everest International”) entered into a new five year, $850.0 million senior credit facility with a syndicate of lenders, replacing the December 8, 2004, senior credit facilities, which would have expired on December 8, 2007. Both the July 27, 2007 and December 8, 2004 senior credit facilities are referred to as the “Group Credit Facility”. Wachovia Bank is the administrative agent for the Group Credit Facility, which consists of two tranches. Tranche one provides up to $350.0 million of unsecured revolving credit for liquidity and general corporate purposes, and for the issuance of unsecured standby letters of credit. The interest on the revolving loans shall, at the Company’s option, be either (1) the Base Rate (as defined below) or (2) an adjusted London Interbank Offered Rate (“LIBOR”) plus a margin. The Base Rate is the higher of (a) the prime commercial lending rate established by Wachovia Bank or (b) the Federal Funds Rate plus 0.5% per annum. The amount of margin and the fees payable for the Group Credit Facility depends on Group’s senior unsecured debt rating. Tranche two exclusively provides up to $500.0 million for the issuance of standby letters of credit on a collateralized basis.

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth. Minimum net worth is an amount equal to the sum of $3,575.4 million plus 25% of consolidated net income for each of Group’s fiscal quarters, for which statements are available ending on or after January 1, 2007 and for which consolidated net income is positive, plus 25% of any increase in consolidated net worth during such period attributable to the issuance of ordinary and preferred shares, which at September 30, 2008, was $3,842.9 million. As of September 30, 2008, the Company was in compliance with all Group Credit Facility covenants.

At September 30, 2008 and December 31, 2007, there were outstanding letters of credit of $41.5 million and $22.0 million, respectively, under tranche one of the Group Credit Facility. At September 30, 2008 and December 31, 2007, there were outstanding standby letters of credit of $277.0 million and $288.0 million, respectively, under tranche two of the Group Credit Facility.

Effective August 23, 2006, Holdings entered into a new five year, $150.0 million senior revolving credit facility with a syndicate of lenders, referred to as the “Holdings Credit Facility”. Citibank N.A. is the administrative agent for the Holdings Credit Facility. The Holdings Credit Facility may be used for liquidity and general corporate purposes. The Holdings Credit Facility provides for the borrowing of up to $150.0 million with interest at a rate selected by Holdings equal to either, (1) the Base Rate (as defined below) or (2) a periodic fixed rate equal to the Eurodollar Rate plus an applicable margin. The Base Rate means a fluctuating interest rate per annum in effect from time to time to be equal to the higher of (a) the rate of interest publicly announced by Citibank as its prime rate or (b) 0.5% per annum above the Federal Funds Rate, in each case plus the applicable margin. The amount of margin and the fees payable for the Holdings Credit Facility depends upon Holdings’ senior unsecured debt rating.

The Holdings Credit Facility requires Holdings to maintain a debt to capital ratio of not greater than 0.35 to 1 and Everest Re to maintain its statutory surplus at $1.5 billion plus 25% of future aggregate net income and 25% of future aggregate capital contributions after December 31, 2005, which at September 30, 2008, was $1,775.2 million. As of September 30, 2008, Holdings was in compliance with all Holdings Credit Facility covenants.

At September 30, 2008 and December 31, 2007, there were outstanding letters of credit of $17.2 million under the Holdings Credit Facility.

Costs incurred in connection with the Group Credit Facility and the Holdings Credit Facility were $0.3 million and $0.2 million for the three months ended September 30, 2008 and 2007, respectively, and $1.0 million and $0.8 million for the nine months ended September 30, 2008 and 2007, respectively.

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

Interest Rate Risk. Our $14.1 billion investment portfolio at September 30, 2008 is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and equity securities, which are subject to price fluctuations and some foreign exchange rate risk. The impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity portfolio, including short-term investments, from a change in market interest rates. In a declining interest rate environment, it includes prepayment risk on the $1,981.6 million of mortgage-backed securities in the $10,961.5 million fixed maturity portfolio. Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The table below displays the potential impact of market value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $1,201.7 million of short-term investments) for the period indicated based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates. For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually. To generate appropriate price estimates on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account. For legal entities with a non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios.

	Impact of Interest Rate Shift in Basis Points
	At September 30, 2008
(Dollars in millions)	-200	-100	0	100	200
Total Market/Fair Value	$13,315.8	$12,755.3	$12,163.3	$11,523.2	$10,935.0
Market/Fair Value Change from Base (%)	9.5%	4.9%	0.0%	-5.3%	-10.1%
Change in Unrealized Appreciation
After-tax from Base ($)	$854.4	$438.5	$-	$(471.9)	$(908.6)

We had $9,247.6 million and $9,040.6 million of gross reserves for losses and LAE as of September 30, 2008 and December 31, 2007, respectively. These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money. Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value. As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases. These movements are the opposite of the interest rate impacts on the fair value of investments. While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid. Our loss and loss reserve obligations have an expected duration of approximately 3.8 years, which is reasonably consistent with our fixed income portfolio. If we were to discount our loss and LAE reserves, net of $0.6 billion of reinsurance receivables on unpaid losses, the discount would be approximately $1.6 billion resulting in a discounted reserve balance of approximately $7.0 billion, representing approximately 57% of the market value of the fixed maturity investment portfolio funds.

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

	Impact of Percentage Change in Equity Fair/Market Values
	At September 30, 2008
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$ 744.2	$ 837.2	$ 930.3	$ 1,023.3	$ 1,116.3
After-tax Change in Fair/Market Value	$ (151.3)	$ (75.7)	$ -	$ 75.7	$ 151.3

Foreign Currency Risk. Foreign currency risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates. Each of our non-U.S./Bermuda (“foreign”) operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines. Generally, we prefer to maintain the capital of our operations in U.S. dollar assets, although this varies by regulatory jurisdiction in accordance with market needs. Each foreign operation may conduct business in its local currency, as well as the currency of other countries in which it operates. The primary foreign currency exposures for these foreign operations are the Canadian Dollar, the British Pound Sterling and the Euro. We mitigate foreign exchange exposure by generally matching the currency and duration of our assets to our corresponding operating liabilities. In accordance with FAS No. 52, “Foreign Currency Translation”, we translate the assets, liabilities and income of non-U.S. dollar functional currency legal entities to the U.S. dollar. This translation amount is reported as a component of other comprehensive income. As of September 30, 2008 there has been no material change in exposure to foreign exchange rates as compared to December 31, 2007.

Equity Index Put Options. Although not considered material in the context of our aggregate exposure to market sensitive instruments, we have issued six equity index put options based on the S&P 500 index and one equity index put option based on the FTSE 100 index, that are market sensitive and sufficiently unique to warrant supplemental disclosure.

We sold six equity index put options based on the S&P 500 index for total consideration, net of commissions, of $22.5 million. These contracts each have a single exercise date, with maturities ranging from 12 to 30 years and strike prices ranging from $1,141.21 to $1,540.63. No amounts will be payable under these contracts if the S&P 500 index is at or above the strike prices on the exercise dates, which fall between June 2017 and March 2031. If the S&P 500 index is lower than the strike price on the applicable exercise date, the amount due will vary proportionately with the percentage by which the index is below the strike price. Based on historical index volatilities and trends and the September 30, 2008 index value, we estimate the probability for each contract of the S&P 500 index falling below the strike price on the exercise date to be less than 25%. The theoretical maximum payouts under the contracts would occur if on each of the exercise dates the S&P 500 index value were zero. At September 30, 2008, the present value of these theoretical maximum payouts using a 6% discount factor was $236.1 million.

We sold one equity index put option based on the FTSE 100 index for total consideration, net of commissions, of $6.7 million. This contract has an exercise date of July 2020 and a strike price of £5,989.75. No amount will be payable under this contract if the FTSE 100 index is at or above the strike price on the exercise date. If the FTSE 100 index is lower than the strike price on the applicable exercise date, the amount due will vary proportionately with the percentage by which the index is below the strike price. Based on historical index volatilities and trends and the September 30, 2008 index value, we estimate the probability that the FTSE 100 index contract will fall below the strike price on the exercise date to be less than 39%. The theoretical maximum payout under the contract would occur if on the exercise date the FTSE 100 index value was zero. At September 30, 2008, the present value of the theoretical maximum payout using a 6.0% discount factor was $29.6 million.

Because the equity index put options meet the definition of a derivative under FAS 133, we report the fair value of these instruments in our consolidated balance sheets as a liability and record any changes to fair value in our consolidated statements of operations and comprehensive income as net derivative expense or income. Our financial statements reflect fair values for our obligations on these equity put options at

September 30, 2008 and December 31, 2007 of $26.4 million and $39.7 million, respectively; however, we do not believe that the ultimate settlement of these transactions is likely to require a payment that would exceed the initial consideration received or any payment at all.

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

	Equity Indices Put Options Obligation – Sensitivity Analysis
(Dollars in millions)	At September 30, 2008
Interest Rate Shift in Basis Points:	-200	-100	0	100	200
Total Fair Value	$ 47.4	$ 35.5	$ 26.4	$ 19.6	$ 14.4
Fair Value Change from Base (%)	-79.5%	-34.3%	0.0%	25.9%	45.5%

Equity Indices Shift in Points (S&P 500/FTSE 100):	-500/-2000	-250/-1000	0	250/1000	500/2000
Total Fair Value	$ 55.9	$ 37.7	$ 26.4	$ 19.2	$ 14.3
Fair Value Change from Base (%)	-111.7%	-42.6%	0.0%	27.5%	45.9%

Combined Interest Rate /	-200/	-100/		100/	200/
Equity Indices Shift (S&P 500/FTSE 100):	-500/-2000	-250/-1000	0/0	250/1000	500/2000
Total Fair Value	$ 90.6	$ 49.4	$ 26.4	$ 13.9	$ 7.3
Fair Value Change from Base (%)	-243.0%	-87.1%	0.0%	47.3%	72.5%

Safe Harbor Disclosure.

This report contains forward-looking statements within the meaning of the U.S. federal securities laws. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the federal securities laws. In some cases, these statements can be identified by the use of forward-looking words such as “may”, “will”, “should”, “could”, “anticipate”, “estimate”, “expect”, “plan”, “believe”, “predict”, “potential” and “intend”. Forward-looking statements contained in this report include information regarding our reserves for losses and LAE, the adequacy of our provision for uncollectible balances, estimates of our catastrophe exposure, the effects of catastrophic events on our financial statements, the ability of Everest Re, Holdings and Bermuda Re to pay dividends and the settlement costs of our specialized equity put options. Forward-looking statements only reflect our expectations and are not guarantees of performance. These statements involve risks, uncertainties and assumptions. Actual events or results may differ materially from our expectations. Important factors that could cause our actual events or results to be materially different from our expectations include the uncertainties that surround the impact on our financial statements and liquidity resulting from changes in the global economy and credit markets, the estimating of reserves for losses and LAE, those discussed in Note 6 of Notes to Consolidated Financial Statements (unaudited) included in this report and the risks described under the caption “Risk Factors” in our most recently filed Annual Report on Form 10-K, Part I, Item 1A. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

ITEM 1A. RISK FACTORS

No material changes.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
				Maximum
				Number (or
				Approximate
			Total Number of	Dollar Value) of
	Total		Shares (or Units)	Shares (or Units)
	Number of		Purchased as Part	that May Yet Be
	Shares (or	Average Price	of Publicly	Purchased Under
	Units)	Paid per Share	Announced Plans	the Plans or
Period	Purchased	(or Unit)	or Programs	Programs (1)
July 1-31, 2008	0	N/A	0	6,141,900
August 1-31, 2008	302,000	$82.8036	302,000	5,839,900
September 1-30, 2008	6,070	$83.9665	0	5,833,830
Total	308,070	$82.8265	302,000	5,833,830

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

None.

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

Dated: November 10, 2008