Form 10-K
period 2008-12-31
EVEREST RE GROUP LTD
filed 2009-03-02
CIK 1095073

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C 20549 FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2008
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

The aggregate market value on June 30, 2008, the last business day of the registrant’s most recently completed second quarter, of the voting shares held by non-affiliates of the registrant was $4,913.6 million.

At February 1, 2009, the number of shares outstanding of the registrant’s common shares was 61,414,515.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 10, 11, 12, 13 and 14 of Form 10-K is incorporated by reference into Part III hereof from the registrant’s proxy statement for the 2009 Annual General Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of the close of the registrant’s fiscal year ended December 31, 2008.

                                                                               EVEREST RE GROUP, LTD

PART I

Unless otherwise indicated, all financial data in this document have been prepared using accounting principles generally accepted in the United States of America (“GAAP”). As used in this document, “Group” means Everest Re Group, Ltd.; “Holdings Ireland” means Everest Risk Holdings (Ireland), Limited; “Holdings” means Everest Reinsurance Holdings, Inc.; “Everest Re” means Everest Reinsurance Company and its subsidiaries (unless the context otherwise requires); and the “Company”, “we”, “us”, and “our” means Everest Re Group, Ltd. and its subsidiaries, except when referring to periods prior to February 24, 2000, when it means Holdings and its subsidiaries.

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

In connection with the February 24, 2000 restructuring, Group established a Bermuda-based reinsurance subsidiary, Everest Reinsurance (Bermuda), Ltd. (“Bermuda Re”), which commenced business in the second half of 2000. Group also formed Everest Global Services, Inc., a Delaware subsidiary, to perform administrative functions for Group and its U.S. based and non-U.S. based subsidiaries.

On December 30, 2008, Group contributed Holdings to its recently established Irish holding company, Holdings Ireland. Holdings Ireland is a direct subsidiary of Group and was established to serve as a holding company for the U.S. and Irish reinsurance and insurance subsidiaries.

Holdings, a Delaware corporation, was established in 1993 to serve as the parent holding company of Everest Re, a Delaware property and casualty reinsurer formed in 1973. Until October 6, 1995, Holdings was an indirect wholly-owned subsidiary of The Prudential Insurance Company of America (“The Prudential”). On October 6, 1995, The Prudential sold its entire interest in Holdings in an initial public offering.

The Company’s principal business, conducted through its operating segments, is the underwriting of reinsurance and insurance in the U.S., Bermuda and international markets. The Company had gross written premiums in 2008 of $3.7 billion with approximately 79.0% representing reinsurance and 21.0% representing insurance. Shareholders’ equity at December 31, 2008 was $5.0 billion. The Company underwrites reinsurance both through brokers and directly with ceding companies, giving it the flexibility to pursue business based on the ceding company’s preferred reinsurance purchasing method. The Company underwrites insurance principally through general agent relationships and surplus lines brokers. Group’s active operating subsidiaries, excluding Mt. McKinley Insurance Company (“Mt. McKinley”), which is in run-off, are each rated A+ (“Superior”) by A.M. Best Company (“A.M. Best”), a leading provider of insurer ratings that assigns financial strength ratings to insurance companies based on their ability to meet their obligations to policyholders.

Following is a summary of the Company’s principal operating subsidiaries:

•

Bermuda Re, a Bermuda insurance company and a direct subsidiary of Group, is registered in Bermuda as a Class 4 insurer and long-term insurer and is authorized to write property and casualty and life and annuity business. Bermuda Re commenced business in the second half of 2000. Bermuda Re’s UK branch writes property and casualty reinsurance to the United Kingdom and European markets. At December 31, 2008, Bermuda Re had shareholders’ equity of $2.3 billion.

•

Everest International Reinsurance, Ltd. (“Everest International”), a Bermuda insurance company and a direct subsidiary of Group, is registered in Bermuda as a Class 4 insurer and long term insurer and is authorized to write property and casualty business and life and annuity business. Through 2008, all of Everest International’s business has been inter-affiliate quota share reinsurance assumed from Everest Re and the UK branch of Bermuda Re. At December 31, 2008, Everest International had shareholders’ equity of $388.5 million.

•

Everest Re, a Delaware insurance company and a direct subsidiary of Holdings, is a licensed property and casualty insurer and/or reinsurer in all states (except Nevada and Wyoming), the District of Columbia and Puerto Rico and is authorized to conduct reinsurance business in Canada, Singapore and Brazil. Everest Re underwrites property and casualty reinsurance for insurance and reinsurance companies in the U.S. and international markets. At December 31, 2008, Everest Re had statutory surplus of $2.3 billion.

•

Everest National Insurance Company (“Everest National”), a Delaware insurance company and a direct subsidiary of Everest Re, is licensed in 47 states and the District of Columbia and is authorized to write property and casualty insurance on an admitted basis in the jurisdictions in which it is licensed. The majority of Everest National’s business is reinsured by its parent, Everest Re.

•

Everest Indemnity Insurance Company (“Everest Indemnity”), a Delaware insurance company and a direct subsidiary of Everest Re, writes excess and surplus lines insurance business in the U.S. on a non-admitted basis. Excess and surplus lines insurance is specialty property and liability coverage that an insurer not licensed to write insurance in a particular jurisdiction is permitted to provide to insureds when the specific specialty coverage is unavailable from admitted insurers. Everest Indemnity is licensed in Delaware and is eligible to write business on a non-admitted basis in all other states, the District of Columbia and Puerto Rico. The majority of Everest Indemnity’s business is reinsured by its parent, Everest Re.

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

Reinsurance Industry Overview.

Reinsurance is an arrangement in which an insurance company, the reinsurer, agrees to indemnify another insurance or reinsurance company, the ceding company, against all or a portion of the insurance risks underwritten by the ceding company under one or more insurance contracts. Reinsurance can provide a ceding company with several benefits, including a reduction in its net liability on individual risks or classes of risks, catastrophe protection from large and/or multiple losses and/or a reduction in operating leverage as measured by the ratio of net premiums and reserves to capital. Reinsurance also provides a ceding company with additional underwriting capacity by permitting it to accept larger risks and write more business than would be acceptable relative to the ceding company’s financial resources. Reinsurance does not discharge the ceding company from its liability to policyholders; rather, it reimburses the ceding company for covered losses.

There are two basic types of reinsurance arrangements: treaty and facultative. Treaty reinsurance obligates the ceding company to cede and the reinsurer to assume a specified portion of a type or category of risks insured by the ceding company. Treaty reinsurers do not separately evaluate each of the individual risks assumed under their treaties: instead, the reinsurer relies upon the pricing and underwriting decisions made by the ceding company. In facultative reinsurance, the ceding company cedes and the reinsurer assumes all or part of the risk under a single insurance contract. Facultative reinsurance is negotiated separately for each insurance contract that is reinsured. Facultative reinsurance, when purchased by ceding companies, usually is intended to cover individual risks not covered by their reinsurance treaties because of the dollar limits involved or because the risk is unusual.

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

In pro rata reinsurance, the reinsurer generally pays the ceding company a ceding commission. The ceding commission generally is based on the ceding company’s cost of acquiring the business being reinsured (commissions, premium taxes, assessments and miscellaneous administrative expense and may contain profit sharing provisions, whereby the ceding commission is adjusted based on loss experience). Premiums paid by the ceding company to a reinsurer for excess of loss reinsurance are not directly proportional to the premiums that the ceding company receives because the reinsurer does not assume a proportionate risk. There is usually no ceding commission on excess of loss reinsurance.

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

Reinsurance can be written through intermediaries, generally professional reinsurance brokers, or directly with ceding companies. From a ceding company's perspective, the broker and the direct distribution channels have advantages and disadvantages. A ceding company's decision to select one distribution channel over the other will be influenced by its perception of such advantages and disadvantages relative to the reinsurance coverage being placed.

Business Strategy.

The Company’s business strategy is to sustain its leadership position within targeted reinsurance and insurance markets, provide effective management throughout the property and casualty underwriting cycle and thereby achieve an attractive return for its shareholders. The Company’s underwriting strategies seek to capitalize on its i) financial strength and capacity, ii) global franchise, iii) stable and experienced management team, iv) diversified product and distribution offerings, v) underwriting expertise and disciplined approach, vi) efficient and low-cost operating structure and vii) effective enterprise risk management practices.

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

The Company’s underwriting strategy emphasizes underwriting profitability over premium volume. Key elements of this strategy include careful risk selection, appropriate pricing through strict underwriting discipline and adjustment of the Company’s business mix in response to changing market conditions. The Company focuses on reinsuring companies that effectively manage the underwriting cycle through proper analysis and pricing of underlying risks and whose underwriting guidelines and performance are compatible with its objectives.

The Company’s underwriting strategy emphasizes flexibility and responsiveness to changing market conditions, such as increased demand or favorable pricing trends. The Company believes that its existing strengths, including its broad underwriting expertise, global presence, strong financial ratings and substantial capital, facilitate adjustments to its mix of business geographically, by line of business and by type of coverage, allowing it to participate in those market opportunities that provide the greatest potential for underwriting profitability. The Company’s insurance operations complement these strategies by accessing business that is not available on a reinsurance basis. The Company carefully monitors its mix of business across all operations to avoid unacceptable geographic or other risk concentrations.

Marketing.

The Company writes business on a worldwide basis for many different customers and lines of business, thereby obtaining a broad spread of risk. The Company is not substantially dependent on any single customer, small group of customers, line of business or geographic area. For the 2008 calendar year, no single customer (ceding company or insured) generated more than 7.2% of the Company’s gross written premiums. The Company believes that a reduction of business from any one customer would not have a material adverse effect on its future financial condition or results of operations.

Approximately 68%, 11% and 21% of the Company’s 2008 gross written premiums were written in the broker reinsurance, direct reinsurance and insurance markets, respectively.

The broker reinsurance market consists of several substantial national and international brokers and a number of smaller specialized brokers. Brokers do not have the authority to bind the Company with respect to reinsurance agreements, nor does the Company commit in advance to accept any portion of a broker’s submitted business. Reinsurance business from any ceding company, whether new or renewal, is subject to acceptance by the Company. Brokerage fees are generally paid by reinsurers. The Company’s ten largest brokers accounted for an aggregate of approximately 62% of gross written premiums in 2008. The largest broker, Aon Benfield Re, accounts for approximately 21% of gross written premiums, as a result of the merger of the two companies in early 2008. In 2007, Aon Re Global, Inc. and Benfield Group Limited, individually, each accounted for approximately 10% of gross written premiums. In 2008, the second largest broker, Marsh and McLennan Companies, Inc., accounted for approximately 15% of gross written premiums. The Company believes that a reduction of business assumed from any one broker would not have a material adverse effect on the Company.

The direct reinsurance market remains an important distribution channel for reinsurance business written by the Company. Direct placement of reinsurance enables the Company to access clients who prefer to place their reinsurance directly with reinsurers based upon the reinsurer’s in-depth understanding of the ceding company’s needs.

The Company’s insurance business is written principally through general agents and surplus lines brokers. In 2008, C.V. Starr & Company accounted for approximately 7% of the Company’s gross written premium. No other single general agent generated more than 5% of the Company’s gross written premiums.

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

Underwriting results include earned premium less losses and loss adjustment expenses (“LAE”) incurred, commission and brokerage expenses and other underwriting expenses. Underwriting results are measured using ratios, in particular loss, commission and brokerage and other underwriting expense ratios, which, respectively, divide incurred losses, commissions and brokerage and other underwriting expenses by premiums earned. The Company utilizes inter-affiliate reinsurance, although such reinsurance does not materially impact segment results, as business is generally reported within the segment in which the business was first produced. For selected financial information regarding these segments, see ITEM 8, “Financial Statements and Supplementary Data” - Note 20 of Notes to Consolidated Financial Statements and ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Segment Results”.

Underwriting Operations.

The following five year table presents the distribution of the Company’s gross written premiums by its segments: U.S. Reinsurance, U.S. Insurance, Specialty Underwriting, International and Bermuda. The premiums for each segment are further split between property and casualty business and, for reinsurance business, between pro rata or excess of loss business:

	Gross Written Premiums by Segment
	Years Ended December 31,
(Dollars in millions)	2008		2007		2006		2005		2004
U.S. Reinsurance
Property
Pro Rata (1)	$ 332.9	9.1%	$ 455.9	11.2%	$ 379.7	9.5%	$ 414.0	10.1%	$ 339.7	7.2%
Excess	320.9	8.7%	332.2	8.1%	303.2	7.6%	236.9	5.8%	208.8	4.4%
Casualty
Pro Rata (1)	67.4	1.8%	216.5	5.3%	446.7	11.2%	529.4	12.9%	702.8	14.9%
Excess	236.7	6.4%	189.0	4.6%	207.1	5.2%	205.9	5.0%	226.8	4.8%
Total (2)	957.9	26.0%	1,193.5	29.3%	1,336.7	33.4%	1,386.2	33.8%	1,478.1	31.4%

U.S. Insurance
Property
Pro Rata (1)	29.8	0.8%	85.6	2.1%	40.6	1.0%	196.9	4.8%	159.0	3.4%
Excess	-	0.0%	-	0.0%	-	0.0%	-	0.0%	-	0.0%
Casualty
Pro Rata (1)	742.0	20.2%	800.0	19.6%	825.7	20.6%	735.6	17.9%	1,008.8	21.4%
Excess	-	0.0%	-	0.0%	-	0.0%	-	0.0%	-	0.0%
Total (2)	771.8	21.0%	885.6	21.7%	866.3	21.7%	932.5	22.7%	1,167.8	24.8%

Specialty Underwriting
Property
Pro Rata (1)	218.9	6.0%	190.2	4.7%	179.3	4.5%	206.1	5.0%	374.8	8.0%
Excess	29.7	0.8%	51.1	1.3%	37.5	0.9%	65.2	1.6%	65.4	1.4%
Casualty
Pro Rata (1)	8.1	0.2%	23.6	0.6%	28.5	0.7%	30.7	0.7%	34.1	0.7%
Excess	3.7	0.1%	5.1	0.1%	5.9	0.1%	12.6	0.3%	12.8	0.3%
Total (2)	260.4	7.1%	270.1	6.6%	251.2	6.3%	314.6	7.6%	487.1	10.4%

Total U.S.
Property
Pro Rata (1)	581.6	15.8%	731.7	17.9%	599.6	15.0%	817.0	19.9%	873.5	18.6%
Excess	350.6	9.5%	383.3	9.4%	340.7	8.5%	302.1	7.4%	274.2	5.8%
Casualty
Pro Rata (1)	817.5	22.2%	1,040.1	25.5%	1,300.9	32.5%	1,295.7	31.5%	1,745.7	37.1%
Excess	240.3	6.5%	194.1	4.8%	213.0	5.3%	218.5	5.3%	239.6	5.1%
Total (2)	1,990.1	54.1%	2,349.2	57.6%	2,454.2	61.3%	2,633.3	64.1%	3,133.0	66.6%

International
Property
Pro Rata (1)	535.3	14.6%	451.6	11.1%	415.4	10.4%	421.4	10.3%	426.0	9.1%
Excess	228.3	6.2%	212.9	5.2%	195.6	4.9%	160.4	3.9%	159.7	3.4%
Casualty
Pro Rata (1)	71.6	1.9%	68.3	1.7%	53.9	1.3%	66.4	1.6%	51.2	1.1%
Excess	69.4	1.9%	73.1	1.8%	66.8	1.7%	58.4	1.4%	50.8	1.1%
Total (2)	904.7	24.6%	805.9	19.8%	731.7	18.3%	706.6	17.2%	687.7	14.6%

Bermuda
Property
Pro Rata (1)	305.7	8.3%	282.2	6.9%	312.3	7.8%	322.9	7.8%	309.7	6.6%
Excess	164.2	4.5%	201.6	4.9%	174.3	4.4%	151.8	3.7%	232.5	4.9%
Casualty
Pro Rata (1)	178.8	4.9%	326.1	8.0%	230.7	5.8%	208.8	5.1%	227.0	4.8%
Excess	134.7	3.7%	112.5	2.8%	97.7	2.4%	85.2	2.1%	114.2	2.4%
Total (2)	783.4	21.4%	922.5	22.7%	815.0	20.4%	768.7	18.7%	883.4	18.8%

Total Company
Property
Pro Rata (1)	1,422.6	38.7%	1,465.6	35.9%	1,327.3	33.2%	1,561.3	38.0%	1,609.2	34.2%
Excess	743.2	20.2%	797.8	19.6%	710.6	17.8%	614.3	15.0%	666.4	14.2%
Casualty
Pro Rata (1)	1,067.9	29.0%	1,434.5	35.2%	1,585.5	39.6%	1,570.9	38.2%	2,023.9	43.0%
Excess	444.4	12.1%	379.7	9.3%	377.5	9.4%	362.1	8.8%	404.6	8.6%
Total (2)	$3,678.1	100.0%	$4,077.6	100.0%	$4,000.9	100.0%	$4,108.6	100.0%	$4,704.1	100.0%
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

In 2008, $609.3 million of gross written premiums were attributable to U.S. treaty property business, of which 54.6% was written on a pro rata basis and 45.4% was written on an excess of loss basis. The Company’s property underwriters utilize sophisticated underwriting methods to analyze and price property business. The Company manages its exposures to catastrophe and other large losses by limiting exposures on individual contracts and limiting aggregate exposures to catastrophes in any particular zone and across contiguous zones.

U.S. treaty casualty business accounted for $261.2 million of gross written premiums in 2008, of which 25.8% was written on a pro rata basis and 74.2% was written on an excess of loss basis. The treaty casualty business consists of professional liability, D&O liability, workers’ compensation, excess and surplus lines and other liability coverages. As a result of the complex technical nature of most of these risks, the Company’s casualty underwriters tend to specialize by line of business and work closely with the Company’s pricing actuaries.

The Company’s facultative unit conducts business both through brokers and directly with ceding companies, and consists of four underwriting units representing property, casualty, specialty and national brokerage lines of business. Business is written from a facultative headquarters office in New York and satellite offices in Chicago and Oakland. In 2008, $33.2 million, $40.1 million, $2.7 million and $11.3 million of gross written premiums were attributable to the property, casualty, specialty and national brokerage lines of business, respectively.

In 2008, 92.3%, 6.0% and 1.7% of the U.S. Reinsurance segment’s gross written premiums were written in the broker reinsurance, direct reinsurance and insurance markets, respectively.

U.S. Insurance Segment.In 2008, the Company’s U.S. Insurance segment wrote $771.8 million of gross written premiums, of which 96.1% was casualty and 3.9% was property. Of the total business written, Everest National wrote $601.1 million and Everest Re wrote $28.0 million, principally targeting commercial property and casualty business written through general agents with program administrators. Workers’ compensation business accounted for $196.7 million, or 25.5% of the total business written, including $126.0 million, or 64.1%, of workers’ compensation business written in California. Everest Indemnity wrote $121.4 million, principally excess and surplus lines insurance business written through surplus lines brokers. Everest Security wrote $21.4 million, principally non-standard auto insurance written through retail agents. With respect to insurance written through general agents and surplus lines brokers, the Company supplements the initial underwriting process with periodic claims, underwriting and operational reviews and ongoing monitoring.

Specialty Underwriting Segment. The Company’s Specialty Underwriting segment writes A&H, marine, aviation and surety reinsurance. The A&H unit primarily focuses on health reinsurance of traditional indemnity plans, self-insured health plans, accident coverages and specialty medical plans. The marine and aviation unit focuses on ceding companies with a particular expertise in marine and aviation business. The marine and aviation business is written primarily through brokers and contains a significant international component written primarily through the London market. Surety business consists mainly of reinsurance of contract surety bonds.

In 2008, gross written premiums of the A&H unit totaled $80.2 million, primarily written through brokers.

The marine and aviation unit’s 2008 gross written premiums totaled $131.5 million, substantially all of which was written on a treaty basis and sourced through reinsurance brokers. Of the marine and aviation gross written premiums in 2008, marine treaties represented 91.0% and consisted mainly of hull and cargo coverage. Approximately 78.7% of the marine unit’s premiums in 2008 were written on a pro rata basis and 21.3% on an excess of loss basis. Of the marine and aviation gross written premiums in 2008, aviation premiums accounted for 9.0% and included reinsurance of airline and general aviation risks. Approximately 68.9% of the aviation unit's premiums in 2008 was written on a pro rata basis and 31.1% on an excess of loss basis.

In 2008, gross written premiums of the surety unit totaled $48.8 million, 100% of which was written on a pro rata basis. Most of the portfolio is reinsurance of contract surety bonds written directly with ceding companies, with the remainder being trade credit reinsurance, mostly in international markets.

International Segment. The Company’s International segment focuses on opportunities in the international reinsurance markets. The Company targets several international markets, including: Canada, with a branch in Toronto; Asia, with a branch in Singapore; and Latin America, Africa and the Middle East, which business is serviced from Everest Re’s Miami and New Jersey offices. The Company also writes from New Jersey “home-foreign” business, which provides reinsurance on the international portfolios of U.S. insurers. Of the Company’s 2008 international gross written premiums, 84.4% represented property business, while 15.6% represented casualty business. As with its U.S. operations, the Company’s International segment focuses on financially sound companies that have strong management and underwriting discipline and expertise. Of the Company’s international business, 71.9% was written through brokers, with 28.1% written directly with ceding companies.

Gross written premiums of the Company’s Canadian branch totaled $138.2 million in 2008 and consisted of 31.3% of pro rata property business, 29.1% of excess property business, 7.7% of pro rata casualty business and 31.9% of excess casualty business. Of the Canadian gross written premiums, 74.5% consisted of treaty reinsurance, while 25.5% was facultative reinsurance.

The Company’s Singapore branch covers the Asian markets and accounted for $189.6 million of gross written premiums in 2008 and consisted of 60.7% of pro rata property business, 33.9% of excess property business, 3.3% of pro rata casualty business and 2.1% of excess casualty business.

International business written out of Everest Re’s Miami and New Jersey offices accounted for $576.7 million of gross written premiums in 2008 and consisted of 65.3% of pro rata treaty property business, 9.5% of pro rata treaty casualty business, 16.4% of excess treaty property business, 3.5% of excess treaty casualty business and 5.3% of facultative property and casualty business. Of this international business, 58.2% was sourced from Latin America, 25.4% was sourced from the Middle East, 8.0% was sourced from Africa and 7.4% was home-foreign business.

Bermuda Segment. The Company’s Bermuda segment writes property and casualty insurance and reinsurance through Bermuda Re and property and casualty reinsurance through its UK branch. In 2008, Bermuda Re had gross written premiums of $257.7 million, virtually all of which was treaty reinsurance.

In 2008, the UK branch of Bermuda Re wrote $525.7 million of gross treaty reinsurance premium consisting of 41.7% of pro rata property business, 19.3% of excess property business, 19.5% of pro rata casualty business and 19.5% of excess casualty business.

Geographic Areas. The Company conducts its business in Bermuda, the U.S. and a number of foreign countries. For select financial information about geographic areas, see ITEM 8, “Financial Statements and Supplementary Data” - Note 20 of Notes to the Consolidated Financial Statements. Risks attendant to the foreign operations of the Company parallel those attendant to the U.S. operations of the Company, with the primary exception of foreign exchange risks. For more information about the risks, see ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Safe Harbor Disclosure”.

Underwriting.

One of the Company’s strategies is to "lead" as many of the reinsurance treaties it underwrites as possible. The Company leads on approximately two-thirds of its treaty reinsurance business as measured by premium. The lead reinsurer on a treaty generally accepts one of the largest percentage shares of the treaty and is in the strongest position to negotiate price, terms and conditions. Management believes this strategy enables it to obtain more favorable terms and conditions on the treaties on which it participates. When the Company does not lead the treaty, it may still suggest changes to any aspect of the treaty. The Company may decline to participate on a treaty based upon its assessment of all relevant factors.

The Company’s treaty underwriting process involves a team approach among the Company’s underwriters, actuaries and claim staff. Treaties are reviewed for compliance with the Company’s general underwriting standards and most larger treaties are subjected to detailed actuarial analysis. The actuarial models used in such analyses are tailored in each case to the subject exposures and loss experience. The Company does not separately evaluate each of the individual risks assumed under its treaties. The Company does, however, evaluate the underwriting guidelines of its ceding companies to determine their adequacy prior to entering into a treaty. The Company may also conduct underwriting, operational and claim audits at the offices of ceding companies to monitor adherence to underwriting guidelines. Underwriting audits focus on the quality of the underwriting staff, pricing and risk selection and rate monitoring over time. Claim audits may be performed in order to evaluate the client’s claims handling abilities and practices.

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

Risk Management of Underwriting and Retrocession Arrangements

Underwriting Risk and Accumulation Controls.Each segment and business unit manages its underwriting risk in accordance with established guidelines. These guidelines place dollar limits on the amount of business that can be written based on a variety of factors, including ceding company profile, line of business, geographic location and risk hazards. In each case, the guidelines permit limited exceptions, which must be authorized by the Company’s senior management. Management regularly reviews and revises these guidelines in response to changes in business unit market conditions, risk versus reward analyses and the Company’s enterprise and underwriting risk management processes.

The operating results and financial condition of the Company can be adversely affected by catastrophe and other large losses. The Company manages its exposure to catastrophes and other large losses by:

•	selective underwriting practices;

•	diversifying its risk portfolio by geographic area and by types and classes of business;

•	limiting its aggregate catastrophe loss exposure in any particular geographic zone and contiguous zones;

•	purchasing reinsurance and/or retrocessional protection to the extent that such coverage can be secured cost-effectively. See “Retrocession Arrangements”.

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

The Company focuses on potential losses that could result from any single event or series of events as part of its evaluation and monitoring of its aggregate exposures to catastrophic events. Accordingly, the Company employs various techniques to estimate the amount of loss it could sustain from any single catastrophic event in various geographic areas. These techniques range from non-modeled deterministic approaches, such as tracking aggregate limits exposed in catastrophe-prone zones and applying historic damage factors, to modeled approaches that attempt to scientifically measure catastrophe loss exposure using sophisticated Monte Carlo simulation techniques that forecast frequency and severity of expected losses on a probabilistic basis.

No single computer model or group of models is currently capable of projecting the amount and probability of loss in all global geographic regions in which the Company conducts business. In addition, the form, quality and granularity of underwriting exposure data furnished by ceding companies is not uniformly compatible with the data requirements for the Company’s licensed models, which adds to the inherent imprecision in the potential loss projections. Further, the results from multiple models and analytical methods must be combined and interpolated to estimate potential losses by and across business units. The combination of techniques adds to the imprecision of the Company’s estimates. Also, while most models have been updated to better incorporate factors that contributed to unprecedented industry storm losses in 2004 and 2005, such as flood, storm surge and demand surge, catastrophe model projections are inherently imprecise. In addition, uncertainties with respect to future climatic patterns and cycles add to the already significant uncertainty of loss projections from models using historic long term frequency and severity data.

Nevertheless, when combined with traditional risk management techniques and sound underwriting judgment, catastrophe models are a useful tool for underwriters to price catastrophe exposed risks and for providing management with quantitative analyses with which to monitor and manage catastrophic risk exposures by zone and across zones for individual and multiple events.

Projected catastrophe losses are generally summarized in terms of the probable maximum loss (“PML”). The Company defines PML as its anticipated loss, taking into account contract terms and limits, caused by a single catastrophe affecting a broad contiguous geographic area, such as that caused by a hurricane or earthquake. The PML will vary depending upon the severity of modeled simulated losses and the make-up of the in force book of business. The projected severity levels are described in terms of “return periods”, such as “100-year events” and “250-year events”. For example, a 100-year PML is the estimated loss from a single event which has a 1% probability of being exceeded in a twelve month period. Conversely, it corresponds to a 99% probability that the loss from a single event will fall below the indicated PML. It is important to note that PMLs are estimates. Modeled events are hypothetical events produced by a stochastic model. As a result, there can be no assurance that any actual event will align with the modeled event or that actual losses from events similar to the modeled events will not vary materially from the modeled event PML.

From an enterprise risk management perspective, management sets limits on the levels of catastrophe loss exposure the Company may underwrite. The limits are revised periodically based on a variety of factors, including but not limited to the Company’s financial resources and expected earnings and risk/reward analyses of the business being underwritten.

Management estimated that the projected economic loss from its largest 100-year event does not exceed 10% of its projected 2009 shareholders’ equity. Economic loss is the gross PML reduced by estimated reinstatement premiums to renew coverage and income taxes. The impact of income taxes on the PML depends on the distribution of the losses by corporate entity, which is also affected by inter-affiliate reinsurance. Management also monitors and controls its largest PMLs at multiple points along the loss distribution curve, such as loss amounts at the 20, 50, 100, 250, 500 and 1,000 year return periods. This process enables management to identify and control exposure accumulations and to integrate such exposures into enterprise risk, underwriting and capital management decisions.

The Company’s catastrophe loss projections, segmented by risk zones, are updated quarterly and reviewed as part of a formal risk management review process. The table below reflects the Company’s pre-tax PMLs at various return times for its top three zones/perils (as ranked by the largest 1 in 100 year events) based on loss projection data as of January 1, 2009:

Return Periods (in years)	1 in 20	1 in 50	1 in 100	1 in 250	1 in 500	1 in 1,000
Exceeding Probability	5.0%	2.0%	1.0%	0.4%	0.2%	0.1%
(Dollars in millions)
Zone/Area, Peril
Southeast U.S., Wind	$ 303	$ 625	$ 845	$ 1,067	$ 1,211	$ 1,397
Europe, Wind	156	397	561	681	755	820
Japan, Earthquake	44	198	477	660	739	871

The projected economic losses for the top three zones/perils scheduled above are as follows:

Return Periods (in years)	1 in 100	1 in 250	1 in 500	1 in 1,000
Exceeding Probability	1.0%	0.4%	0.2%	0.1%
(Dollars in millions)
Zone/Area, Peril
Southeast U.S., Wind	$ 534	$ 679	$ 772	$ 893
Europe, Wind	390	478	532	577
Japan, Earthquake	349	465	515	599

While the Company considers purchasing corporate level retrocessional protection by evaluating the underlying exposures in comparison to the availability of cost-effective protection, there was no such retrocessional coverage in place at January 1, 2009. The Company continues to evaluate the availability and cost of various retrocessional products and loss mitigation approaches in the marketplace.

The Company believes that its methods of monitoring, analyzing and managing catastrophe exposures provide a credible risk management framework, which can be integrated with its enterprise risk management, underwriting and capital management plans. However, there is much uncertainty and imprecision inherent in the catastrophe models and the catastrophe loss estimation process generally. As a result, there can be no assurance that the Company will not experience losses from individual events that exceed the PML or other return period projections, perhaps by a material amount. Nor can there be assurance that the Company will not experience events impacting multiple zones, or multiple severe events that could, in the aggregate, exceed the Company’s PML expectations by a significant amount.

Terrorism Risk.The Company does not have significant exposure to losses from terrorism risk. While the Company writes some reinsurance contracts covering events of terrorism, the Company’s risk management philosophy is to limit the amount of coverage provided and specifically not provide terrorism coverage for properties or in areas that may be considered a target for terrorists. Although providing terrorism coverage on reinsurance contracts is negotiable, most insurance policies mandate inclusion of terrorism coverage. As a result, the Company is exposed to losses from terrorism on its U.S. insurance book of business, particularly its workers’ compensation policies. However, the Company generally does not insure large corporations or corporate locations that represent large concentrations of risk.

As a result of its limited exposure, the Company does not believe the U.S. Terrorism Risk Insurance Act of 2002 that was signed into law November 2002 and amended in December 2005 and December 2007 has had or will have a significant impact on its operations.

Retrocession Arrangements. The Company does not typically purchase significant retrocessional coverage for specific reinsurance business written, but it will do so when management deems it to be prudent and/or cost-effective to reinsure a portion of the specific risks being assumed. The Company participates in “common account” retrocessional arrangements for certain reinsurance treaties whereby a ceding company purchases reinsurance for the benefit of itself and its reinsurers under one or more of its reinsurance treaties. Common account retrocessional arrangements reduce the effect of individual or aggregate losses to all participating companies, including the ceding company, with respect to the involved treaties.

The Company typically considers the purchase of reinsurance to cover insurance program exposures written by the U.S. Insurance segment. The type of reinsurance coverage considered is dependent upon individual risk exposures, individual program exposures, aggregate exposures by line of business, overall segment and corporate wide exposures and the cost effectiveness of available reinsurance. Facultative reinsurance will typically be considered for large individual exposures and quota share reinsurance will generally be considered for entire programs of business.

The Company also considers purchasing corporate level retrocessional protection covering the potential accumulation of exposures. Such consideration includes balancing the underlying exposures against the availability of cost-effective retrocessional protection.

All of the Company’s reinsurance and retrocessional agreements transfer significant reinsurance risk and therefore, are accounted for as reinsurance under Statement of Financial Accounting Standards (“FAS”) No. 113, “Accounting and Reporting for Reinsurance of Short Duration and Long Duration Contracts”.

At December 31, 2008, the Company had $657.2 million in reinsurance receivables with respect to losses ceded. Of this amount, $185.4 million, or 28.2%, was receivable from Transatlantic Reinsurance Company (“Transatlantic”); $100.0 million, or 15.2%, was receivable from Continental Insurance Company ("Continental"); $57.0 million, or 8.7%, was receivable from Munich Reinsurance Company (“Munich Re”); $39.6 million, or 6.0%, was receivable from ACE Property and Casualty Insurance Company (“Ace”); $36.9 million, or 5.6%, was receivable from Berkley Insurance Company (“Berkley”) and $33.8 million, or 5.1%, was receivable from C.V. Starr (Bermuda) (“C.V. Starr”). In addition, the Company has $227.3 million receivable from Founders Insurance Company Limited (“Founders”), for which the Company has recorded a full provision for uncollectibility. No other retrocessionaire accounted for more than 5% of the Company’s receivables. Although management carefully selects its reinsurers, the Company is subject to credit risk with respect to its reinsurance because the ceding of risk to reinsurers does not relieve the Company of its liability to insureds or ceding companies. See ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition”.

The Company’s arrangements with Continental are managed on a funds held basis, which means that the Company has retained the premiums earned by the retrocessionaire to secure obligations of the retrocessionaire, recorded them as a liability, credited interest on the balances at a stated contractual rate and reduced the liability account as payments become due. As of December 31, 2008, such funds had reduced the Company’s net exposure to Continental to $20.6 million.

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

Reserves for Unpaid Property and Casualty Losses and LAE.

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

Changes in Historical Reserves.

The following table shows changes in historical loss reserves for the Company for 1998 and subsequent years. The table is presented on a GAAP basis except that the Company’s loss reserves for its Canadian branch operations are presented in Canadian dollars, the impact of which is not material. The top line of the table shows the estimated reserves for unpaid losses and LAE recorded at each year end date. The upper (paid) portion of the table presents the related cumulative amounts paid through each subsequent year end. The lower (liability re-estimated) portion shows the re-estimated amount of the original reserves as of the end of each succeeding year. The reserve estimates have been revised as more information became known about the actual claims for which the reserves were carried. The cumulative (deficiency)/redundancy line represents the cumulative change in estimates since the initial reserve was established. It is equal to the initial reserve less the latest estimate of the ultimate liability.

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

Each amount other than the original reserves in the top half of the table below includes the effects of all changes in amounts for prior periods. For example, if a loss settled in 2001 for $100,000, was first reserved in 1998 at $60,000 and remained unchanged until settlement, the $40,000 deficiency (actual loss minus original estimate) would affect the cumulative deficiency for each of the years in 1998 and 2000. Conditions and trends that have affected development of the ultimate liability in the past are not indicative of future developments. Accordingly, it is not appropriate to extrapolate future redundancies or deficiencies based on this table.

Ten Year GAAP Loss Development Table Presented Net of Reinsurance with Supplemental Gross Data (1) (2) (3)

(Dollars in millions)	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008
Net Reserves for unpaid
loss and LAE	$2,953.5	$2,977.4	$3,364.9	$3,472.5	$3,895.8	$5,158.4	$6,766.9	$8,175.4	$8,078.9	$8,324.7	$8,214.7
Paid (cumulative) as of:
One year later	484.3	673.4	718.1	892.7	902.6	1,141.7	1,553.1	2,116.9	1,915.4	1,816.4
Two years later	955.3	1,159.1	1,264.2	1,517.9	1,641.7	1,932.6	2,412.3	3,447.8	3,192.8
Three years later	1,295.5	1,548.3	1,637.5	2,033.5	2,176.8	2,404.6	3,181.4	4,485.2
Four years later	1,575.9	1,737.8	2,076.0	2,413.1	2,485.2	2,928.5	3,854.8
Five years later	1,693.3	1,787.2	2,286.4	2,612.3	2,836.6	3,451.1
Six years later	1,673.9	1,856.0	2,482.5	2,867.9	3,241.5
Seven years later	1,711.1	2,017.5	2,705.9	3,172.2
Eight years later	1,799.2	2,141.0	2,998.5
Nine years later	1,879.3	2,260.8
Ten years later	1,975.6
Net Liability re-estimated
as of:
One year later	2,918.1	2,985.2	3,364.9	3,612.6	4,152.7	5,470.4	6,633.7	8,419.8	8,356.7	8,112.9
Two years later	2,921.6	2,977.2	3,484.6	3,901.8	4,635.0	5,407.1	6,740.5	8,609.2	8,186.3
Three years later	2,910.3	3,070.5	3,688.6	4,400.0	4,705.3	5,654.5	7,059.9	8,489.7
Four years later	2,924.5	3,202.6	4,210.3	4,516.7	5,062.5	6,073.1	6,996.7
Five years later	3,002.2	3,430.3	4,216.5	4,814.0	5,507.1	6,093.4
Six years later	2,997.8	3,338.1	4,379.3	5,240.2	5,544.9
Seven years later	2,941.6	3,356.7	4,773.4	5,257.5
Eight years later	2,931.5	3,597.6	4,768.1
Nine years later	3,190.9	3,575.7
Ten years later	3,159.7

Cumulative (deficiency)/redundancy	$(206.2)	$(598.3)	$(1,403.2)	$(1,785.1)	$(1,649.1)	$(935.0)	$(229.8)	$(314.3)	$(107.4)	$ 211.8
Gross liability-
end of year	$3,869.2	$3,705.2	$3,853.7	$4,356.0	$4,985.8	$6,424.7	$7,886.6	$9,175.1	$8,888.0	$9,032.2	$8,905.9
Reinsurance receivable	915.7	727.8	488.8	883.5	1,090.0	1,266.3	1,119.7	999.7	809.1	707.4	691.2
Net liability-end of year	$2,953.5	$2,977.4	$3,364.9	$3,472.5	$3,895.8	$5,158.4	$6,766.9	$8,175.4	$8,078.9	$8,324.8	$8,214.7
Gross re-estimated liability
at December 31, 2008	$4,465.9	$4,921.1	$6,047.5	$6,685.7	$6,951.6	$7,481.7	$8,170.2	$9,572.8	$9,010.8	$8,829.3
Re-estimated receivable
at December 31, 2008	1,306.2	1,345.3	1,279.4	1,428.2	1,406.7	1,388.2	1,173.4	1,083.0	824.5	716.4
Net re-estimated liability
at December 31, 2008	$3,159.7	$3,575.7	$4,768.1	$5,257.5	$5,544.9	$6,093.4	$6,996.7	$8,489.7	$8,186.3	$8,112.9
Gross cumulative
(deficiency)/redundancy	$(596.7)	$(1,215.9)	$(2,193.8)	$(2,329.7)	$(1,965.8)	$(1,056.9)	$(283.6)	$(397.7)	$(122.9)	$ 202.9

(1) Includes $480.9 million relating to Mt. McKinley at December 31, 2000, principally reflecting $491.1 million of Mt. McKinley reserves at the acquisition date.
(2) The Canadian Branch reserves are reflected in Canadian dollars.
(3) Some amounts may not reconcile due to rounding.

Every year in the above table, except 2007, reflects a cumulative deficiency, also referred to as adverse development, with the largest indicated cumulative deficiency in 2001. Three classes of business were the principal contributors to those deficiencies: 1) the run-off of asbestos claims for both direct and reinsurance business has significantly contributed to the cumulative deficiencies for all years presented except 2007; 2) professional liability reinsurance, general casualty reinsurance and workers’ compensation insurance contributed to the deficiencies for years 1999 through 2003; and 3) property catastrophe adverse development contributed to the deficiency for 2005.

In 2007, the Company completed a detailed study of its asbestos experience and its cedants’ asbestos exposures and also considered industry trends. The Company’s Claims Department undertook a contract by contract analysis of its direct business and projected those findings to its assumed reinsurance business. The Company’s actuaries utilized nine methodologies to project its potential ultimate liabilities including projections based on internal data and assessments, extrapolations of non-public and publicly available data for the Company’s cedants and benchmarking against industry data and experience. As a result of the study, the Company increased its gross reinsurance asbestos reserves by $250.0 million and increased its gross direct asbestos reserves by $75.0 million. These reserve increases, as well as adverse development on asbestos in prior years, have a significant impact on the cumulative deficiencies. Absent the asbestos development, only years 2000 through 2003 would reflect cumulative deficiencies on net reserves, with the remaining years reflecting cumulative redundancies. Subsequent to the study, the Company’s loss activity has been in line with expectations per the reserves established at December 31, 2007. The Company’s A&E reserves represent management’s best estimate of the ultimate liability, however, there can be no assurance that ultimate loss payments will not exceed such reserves, perhaps by a significant amount. No additional reserve strengthening was made in 2008.

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

In the workers’ compensation insurance class, the majority of which was written in California, the Company has experienced adverse development primarily for accident years 2001 and 2002 due to higher than expected claim frequency and severity. As a result of significant growth in this book of business in a challenging business environment, the Company’s writings in this class were subject to more relative variability than in some of its established and/or stable lines of business. Although cumulative results through 2008 continue to be quite profitable for this book of business, there was some deterioration in claim frequency and severity related to accident years 2001 and 2002.

The Company’s loss and LAE reserves represent management’s best estimate of the ultimate liability. While there can be no assurance that these reserves will not need to be increased in the future, management believes that the Company’s existing reserves and reserving methodologies reduce the likelihood that any such increases would have a material adverse effect on the Company’s financial condition, results of operations or cash flows. These statements regarding the Company’s loss reserves are forward looking statements within the meaning of the U.S. federal securities laws and are intended to be covered by the safe harbor provisions contained therein. See ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Safe Harbor Disclosure”.

The following table is derived from the Ten Year GAAP Loss Development Table above and summarizes the effect of reserve re-estimates, net of reinsurance, on calendar year operations by accident year for the same ten year period ended December 31, 2008. Each column represents the amount of net reserve re-estimates made in the indicated calendar year and shows the accident years to which the re-estimates are applicable. The amounts in the total accident year column on the far right represent the cumulative reserve re-estimates for the indicated accident years.

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

Effects on Pre-tax Income Resulting from Reserves Re-estimates
											Cumulative
											Re-estimates
											for Each
(Dollars in millions)	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	Accident Year
Accident Years
1998 and prior	$ 35.4	$ (3.4)	$ 11.4	$(14.3)	$(77.7)	$ 4.4	$ 56.2	$ 10.1	$(259.4)	$ 31.2	$ (206.2)
1999		(4.3)	(3.3)	(79.1)	(54.4)	(232.1)	36.0	(28.7)	18.4	(9.3)	(356.8)
2000			(7.9)	(26.4)	(71.9)	(294.1)	(98.3)	(144.2)	(153.2)	(16.6)	(812.6)
2001				(20.4)	(85.2)	23.5	(110.6)	(134.4)	(32.1)	(22.7)	(381.8)
2002					32.3	15.9	46.4	(60.0)	(18.4)	(20.5)	(4.2)
2003						170.3	133.7	109.7	26.0	17.5	457.2
2004							69.9	140.7	99.2	83.5	393.2
2005								(137.6)	130.1	56.3	48.7
2006									(88.4)	50.9	(37.6)
2007										41.5	41.5
Total calendar year effect	$ 35.4	$ (7.8)	$ -	$(140.1)	$(256.9)	$(312.0)	$133.3	$(244.4)	$(277.8)	$211.8
Canada (1)	(11.0)	4.9	7.4	(1.4)	(26.6)	(16.3)	(6.6)	(0.5)	(49.6)	63.7
Translation adjustment	(17.0)	(26.9)	(17.7)	38.4	86.7	78.9	(100.3)	109.3	120.9	(310.4)
Re-estimate of net reserve after translation adjustment	$ 7.4	$(29.8)	$(10.3)	$(103.1)	$(196.8)	$(249.4)	$ 26.4	$(135.6)	$(206.5)	$(34.9)
_________________
(Some amounts may not reconcile due to rounding.)

(1)	This adjustment converts Canadian dollars to U.S. dollars.

The reserve development by accident year reflected in the above table was generally the result of the same factors described above that caused the deficiencies shown in the Ten Year GAAP Loss Development Table. The unfavorable development experienced in the 1998 and prior and 2000 accident years relates principally to the previously discussed asbestos development. Other business areas contributing to adverse development were casualty reinsurance, including professional liability classes and workers’ compensation insurance, where, in retrospect, the Company’s initial estimates of losses were underestimated principally as the result of unanticipated variability in the underlying exposures. The favorable development for accident years 2003 through 2004 relates primarily to favorable experience with respect to property reinsurance business. In addition, casualty reinsurance has reflected favorable development for accident years 2003 to 2006. The unfavorable development experienced in the 2006 accident year was principally due to reserve increases for one credit insurance program, which is in run-off.

The Company’s loss reserving methodologies continuously monitor the emergence of loss and loss development trends, seeking, on a timely basis, to both adjust reserves for the impact of trend shifts and to factor the impact of such shifts into the Company’s underwriting and pricing on a prospective basis.

The following table presents a reconciliation of beginning and ending reserve balances for the periods indicated on a GAAP basis:

	Years Ended December 31,
(Dollars in millions)	2008	2007	2006

Gross reserves at beginning of period	$ 9,040.6	$ 8,840.1	$ 9,126.7
Incurred related to:
Current year	2,404.1	2,341.6	2,298.8
Prior years	34.9	206.5	135.6
Total incurred losses	2,439.0	2,548.1	2,434.4
Paid related to:
Current year	495.1	452.2	522.7
Prior years	1,816.4	1,915.4	2,116.9
Total paid losses	2,311.5	2,367.6	2,639.6
Foreign exchange/translation adjustment	(310.4)	120.9	109.3
Change in reinsurance receivables on unpaid losses and LAE	(17.0)	(100.9)	(190.7)
Gross reserves at end of period	$ 8,840.7	$ 9,040.6	$ 8,840.1

(Some amounts may not reconcile due to rounding.)

Prior years’ reserves increased by $34.9 million, $206.5 million and $135.6 million for the years ended December 31, 2008, 2007 and 2006, respectively. The increase for 2008 was attributable to $85.3 million of reserve development for a run-off auto loan credit insurance program and a $32.6 million adverse arbitration decision; partially offset by net favorable development on the remainder of the Company’s reserves.

The 2007 prior years’ reserves increase of $206.5 million was attributable to $387.5 million of adverse development on A&E reserves, partially offset by favorable development on attritional (non-catastrophe, non-A&E) reserves. The increase in the A&E reserves was primarily due to an extensive in-house study conducted by the Company’s actuarial and claim units.

The increase for 2006 was the result of additional development of the 2005 catastrophes and A&E, which was partially offset by favorable attritional development.

Reserves for Asbestos and Environmental Losses and LAE.

At December 31, 2008, the Company’s gross reserves for A&E claims represented 8.9% of its total reserves. The Company’s A&E liabilities stem from Mt. McKinley’s direct insurance business and Everest Re’s assumed reinsurance business. There are significant uncertainties in estimating the amount of the Company’s potential losses from A&E claims and ultimate values cannot be estimated using traditional reserving techniques. See ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asbestos and Environmental Exposures” and Item 8, “Financial Statements and Supplementary Data” - Note 3 of Notes to Consolidated Financial Statements.

Mt. McKinley’s book of direct A&E exposed insurance policies is relatively small and homogenous. It arises from a limited period, from 1978 to 1984. The book was principally excess liability, thereby limiting exposure analysis to a limited number of policies and forms. As a result of this focused structure, the Company believes that it is able to comprehensively analyze its exposures, allowing it to identify, analyze and actively monitor those claims which have unusual exposure, including policies on which it may be exposed to pay expenses in addition to policy limits or on which non-products coverage may be contended.

The Company endeavors to actively engage with every insured account posing significant potential asbestos exposure to Mt. McKinley. Such engagement can take the form of pursuing a final settlement, negotiation, litigation, or the monitoring of claim activity under Settlement in Place (“SIP”) agreements. SIP agreements generally condition an insurer’s payment upon the actual claim experience of the insured and may have annual payment caps or other measures to control the insurer’s payments. The Company’s Mt. McKinley operation is currently managing eight SIP agreements, three of which were executed prior to the acquisition of Mt. McKinley in 2000. The Company’s preference with respect to coverage settlements is to execute settlements that call for a fixed schedule of payments, because such settlements eliminate future uncertainty.

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

Everest Re’s book of assumed reinsurance is relatively concentrated within a modest number of A&E exposed relationships. It also arises from a limited period, from 1977 to 1984. Because the book of business is relatively concentrated and the Company has been managing the A&E exposures for many years, its claim staff is familiar with the ceding companies that have generated most of these liabilities in the past and which are therefore most likely to generate future liabilities. The Company’s claim staff has developed familiarity both with the nature of the business written by its ceding companies and the claims handling and reserving practices of those companies. This level of familiarity enhances the quality of the Company’s analysis of its exposure through those companies. As a result, the Company believes that it can identify those claims on which it has unusual exposure, such as non-products asbestos claims, for concentrated attention. However, in setting reserves for its reinsurance liabilities, the Company relies on claims data supplied, both formally and informally by its ceding companies and brokers. This furnished information is not always timely or accurate and can impact the accuracy and timeliness of the Company’s ultimate loss projections.

The following table summarizes the composition of the Company’s total reserves for A&E losses, gross and net of reinsurance, for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	2008	2007	2006
Case reserves reported by ceding companies	$ 161.0	$ 144.5	$ 135.6
Additional case reserves established by the Company (assumed reinsurance) (1)	139.7	147.1	152.1
Case reserves established by the Company (direct insurance)	133.8	148.2	213.7
Incurred but not reported reserves	352.3	483.0	148.7
Gross reserves	786.8	922.8	650.1
Reinsurance receivable	(37.7)	(95.4)	(138.7)
Net reserves	$ 749.1	$ 827.4	$ 511.4
______________

(1)	Additional reserves are case specific reserves established by the Company in excess of those reported by the ceding company, based on the Company’s assessment of the covered loss.

(Some amounts may not reconcile due to rounding.)

Additional losses, including those relating to latent injuries and other exposures, which are as yet unrecognized, the type or magnitude of which cannot be foreseen by either the Company or the industry, may emerge in the future. Such future emergence could have material adverse effects on the Company’s future financial condition, results of operations and cash flows.

Future Policy Benefit Reserves.

The Company writes a limited amount of life and annuity reinsurance in its Bermuda segment. Future policy benefit liabilities for annuities are reported at the accumulated fund balance of these contracts. Reserves for those liabilities include both mortality and morbidity provisions with respect to life and annuity claims, both reported and unreported. Actual experience in a particular period may be worse than assumedexperience and, consequently, may adversely affect the Company’s operating results for that period. See ITEM 8, “Financial Statements and Supplementary Data” - Note 1F of Notes to Consolidated Financial Statements.

Activity in the reserve for future policy benefits is summarized for the periods indicated:

	At December 31,
(Dollars in millions)	2008	2007	2006
Balance at beginning of year	$ 78.4	$ 101.0	$ 133.2
Liabilities assumed	0.2	0.2	0.3
Adjustments to reserves	6.5	2.4	3.0
Benefits paid in the current year	(19.0)	(25.2)	(35.5)
Balance at end of year	$ 66.2	$ 78.4	$ 101.0

(Some amounts may not reconcile due to rounding.)

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

For outstanding liabilities, the Company invests in taxable and tax-preferenced fixed income securities with an average credit quality of Aa2, as rated by Moody’s Investors Service, Inc. (“Moody’s”). The Company’s mix of taxable and tax-preferenced investments is adjusted periodically, consistent with the Company’s current and projected operating results, market conditions and the Company’s tax position. This fixed maturity portfolio is externally managed by an independent, professional investment manager using portfolio guidelines approved by the Company.

Over the past few years, the Company had reallocated a portion of its investment portfolio to equity securities to include 1) publicly traded equity securities and 2) limited partnership investments. The objective of this portfolio diversification was to enhance the risk-adjusted total return of the investment portfolio by allocating a prudent portion of the portfolio to higher return asset classes. The Company had limited its allocation to these asset classes because of 1) the potential for volatility in their values and the concomitant impact on the Company’s capital and 2) the impact of these investments on regulatory and rating agency capital adequacy models as well as our own economic capital model. As a result of the slowdown in the global economy the concomitant decline in equity values and the liquidity crisis affecting the financial markets, the Company significantly reduced its exposure to public equities during the fourth quarter of 2008 and correspondingly increased its holdings in short-term investments. At December 31, 2008, the market or fair value of investments in equity and limited partnership securities approximated 16% of shareholders’ equity, a decrease of 22 points from 38% of shareholders’ equity at December 31, 2007.

The duration of an investment is based on the maturity of the security but also reflects the payment of interest and the possibility of early prepayments. The Company’s fixed income investment guidelines include a general duration guideline. This investment duration guideline is established and periodically revised by management, which considers economic and business factors, as well as the Company’s average duration of potential liabilities, which, at December 31, 2008, is estimated at approximately 4.2 years, based on the estimated payouts of underwriting liabilities using standard duration calculations.

The duration of the fixed income portfolio at December 31, 2008 was 4.1 years, up slightly from 3.9 years at prior year end. The duration of the portfolio reached 4.4 years during the second and third quarters, as the Company took advantage of favorable pricing for municipal and agency mortgage-backed securities. The duration declined during the fourth quarter as public equity securities were liquidated and the proceeds invested in short-term securities.

For each currency in which the Company has established substantial loss and LAE reserves, the Company seeks to maintain invested assets denominated in such currency in an amount approximately equal to the estimated liabilities. Approximately 20% of the Company’s consolidated reserves for losses and LAE and unearned premiums represent amounts payable in foreign currencies.

The Company’s overall financial strength and results of operations are, in part, dependent on the quality and performance of its investment portfolio. The turmoil in the financial markets and decline in the global economy resulted in a reduction in the Company’s net investment income to $565.9 million compared with $682.4 million and $629.4 million for the years ended December 31, 2007 and 2006, respectively. The decline was primarily the result of losses incurred in 2008 on the Company’s investments in limited partnerships that invested in public equities, relative to income in the prior two years.

In addition to the reductions in investment income, the economic and financial market declines resulted in net realized capital losses for the year of $695.8 million. These net realized capital losses resulted from the fair value adjustments and realized losses on the Company’s equity securities portfolio of $508.2 million, other-than-temporary impairment losses from the Company’s fixed maturity portfolio of $176.5 million and realized capital losses and fair value adjustments from fixed maturity investments of $11.1 million. In contrast, the Company recognized realized gains of $86.3 million and $35.1 million for the years ended December 31, 2007 and 2006, respectively.

The Company’s cash and invested assets totaled $13.7 billion at December 31, 2008, which consisted of 94.0% fixed maturities and cash of which 98.7% were investment grade, 1.0% equity securities and 5.0% other invested assets. The average maturity of fixed maturities was 7.2 years at December 31, 2008, and their overall duration was 4.1 years.

As of December 31, 2008, the Company did not have any direct investments in commercial real estate or direct commercial mortgages or any material holdings of derivative investments (other than equity index put options as discussed in ITEM 8, “Financial Statements and Supplementary Data” - Note 4 of Notes to Consolidated Financial Statements) or securities of issuers that are experiencing cash flow difficulty to an extent that the Company’s management believes could threaten the issuer’s ability to meet debt service payments, except where other than temporary impairments have been recognized.

The Company’s investment portfolio includes structured commercial mortgage-backed securities (“CMBS”) with a book value of $440.8 million and a market value of $350.7 million. All of the Company’s investments in these securities are rated AAA by Standard & Poor’s Ratings Services (“Standard & Poor’s”) except for one, which is rated AA and had book and market values of $9.9 million and $4.5 million, respectively.

At December 31, 2008, the Company’s fixed maturity portfolio included $13.0 million in book value of asset-backed securities with sub-prime mortgage loan exposure. Sub-prime mortgage loans generally represent loans made to borrowers with limited or blemished credit records. At December 31, 2008 almost 100% of the Company’s asset-backed securities with sub-prime exposure were investment grade and the market value of these investments was $11.9 million.

The following table reflects investment results for the Company for the periods indicated:

	December 31,
				Pre-tax	Pre-tax
		Pre-tax	Pre-tax	Realized Net	Unrealized Net
	Average	Investment	Effective	Capital (Losses)	Capital (Losses)
(Dollars in millions)	Investments (1)	Income (2)	Yield	Gains (3)	Gains
2008	$ 14,411.8	$ 565.9	3.93%	$ (695.8)	$ (310.4)
2007	14,491.7	682.4	4.71%	86.3	21.4
2006	13,446.5	629.4	4.68%	35.1	131.7
2005	12,067.8	522.8	4.33%	90.3	(77.8)
2004	10,042.2	495.9	4.94%	89.6	40.1

(1) Average of the beginning and ending carrying values of investments and cash, less net funds held, future policy benefit reserve, and non-interest bearing cash.
(2) After investment expenses, excluding realized net capital (losses) gains.
(3) In 2008, includes ($276.0) million of fair value re-measurements and in 2007, includes $76.6 million of fair value re-measurements.
(Some amounts may not reconcile due to rounding.)

The following tables summarize fixed maturities for the periods indicated:

	At December 31, 2008
	Amortized	Unrealized	Unrealized	Market
(Dollars in millions)	Cost	Appreciation	Depreciation	Value
U.S. Treasury securities and obligations of U.S.
government agencies and corporations	$ 354.2	$ 55.2	$ (0.7)	$ 408.7
Obligations of states and political subdivisions	3,846.7	113.8	(164.9)	3,795.6
Corporate securities	2,690.8	61.6	(227.7)	2,524.7
Mortgage-backed securities	1,988.4	26.3	(136.3)	1,878.4
Foreign government securities	1,087.7	118.0	(23.6)	1,182.1
Foreign corporate securities	964.3	56.8	(51.0)	970.1
Total	$ 10,932.1	$ 431.7	$ (604.2)	$ 10,759.6

(Some amounts may not reconcile due to rounding)

	At December 31, 2007
	Amortized	Unrealized	Unrealized	Market
(Dollars in millions)	Cost	Appreciation	Depreciation	Value
U.S. Treasury securities and obligations of U.S.
government agencies and corporations	$ 224.6	$ 7.1	$ (0.1)	$ 231.6
Obligations of states and political subdivisions	3,512.7	138.4	(2.5)	3,648.6
Corporate securities	2,557.8	33.4	(55.6)	2,535.6
Mortgage-backed securities	1,636.5	9.5	(18.8)	1,627.2
Foreign government securities	1,123.0	25.2	(6.6)	1,141.6
Foreign corporate securities	1,061.8	14.9	(15.7)	1,061.0
Total	$ 10,116.4	$ 228.5	$ (99.3)	$ 10,245.6

(Some amounts may not reconcile due to rounding.)

The following table represents the credit quality distribution of the Company’s fixed maturities for the periods indicated:

	At December 31,
	2008		2007
(Dollars in millions)	Market	Percent of	Market	Percent of
Rating Agency Credit Quality Distribution:	Value	Total	Value	Total
AAA	$ 4,554.9	42.3%	$ 6,422.0	62.7%
AA	2,591.8	24.1%	1,250.5	12.2%
A	2,259.3	21.0%	1,510.3	14.7%
BBB	1,201.7	11.2%	847.2	8.3%
BB	85.2	0.8%	152.8	1.5%
B	43.2	0.4%	58.2	0.6%
Other	23.5	0.2%	4.6	0.0%
Total	$ 10,759.6	100.0%	$ 10,245.6	100.0%

(Some amounts may not reconcile due to rounding.)

The following table summarizes fixed maturities by contractual maturity for the period indicated:

	At December 31, 2008
	Market	Percent of
(Dollars in millions)	Value	Total
Maturity category:
Less than one year	$ 606.4	5.6%
1-5 years	2,605.8	24.2%
5-10 years	2,375.9	22.1%
After 10 years	3,293.1	30.6%
Subtotal	8,881.2	82.5%
Mortgage-backed securities (1)	1,878.4	17.5%
Total	$ 10,759.6	100.0%
_________________
(1) Mortgage-backed securities generally are more likely to be prepaid than other fixed maturities. Therefore, contractual maturities are excluded from this table since they may not be indicative of actual maturities.
(Some amounts may not reconcile due to rounding.)

Financial Strength Ratings.

The following table shows the current financial strength ratings of the Company’s operating subsidiaries as reported by A.M. Best, Standard & Poor’s and Moody’s. These ratings are based upon factors of concern to policyholders and should not be considered an indication of the degree or lack of risk involved in a direct or indirect equity investment in an insurance or reinsurance company.

All of the below-mentioned ratings are continually monitored and revised, if necessary, by each of the rating agencies. The ratings presented in the following table were in effect as of February 28, 2009.

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

Operating Subsidiary:	A.M. Best	Standard & Poor's*	Moody's

Everest Re	A+ (Superior)	AA- (Very Strong)	Aa3 (Excellent)
Bermuda Re	A+ (Superior)	AA- (Very Strong)	Aa3 (Excellent)
Everest International	A+ (Superior)	Not Rated	Not Rated
Everest National	A+ (Superior)	AA- (Very Strong)	Not Rated
Everest Indemnity	A+ (Superior)	Not Rated	Not Rated
Everest Security	A+ (Superior)	Not Rated	Not Rated
Mt. McKinley	Not Rated	Not Rated	Not Rated

____________________

* Standard & Poor’s placed the Company’s ratings on Credit Watch with negative implications, effective December 19, 2008. S&P stated in their release that they may conclude to lower the ratings one rating level.

A.M. Best states that the “A+” (“Superior”) rating is assigned to those companies which, in its opinion, have a superior ability to meet their ongoing obligations to policyholders based on A.M. Best’s comprehensive quantitative and qualitative evaluation of a company’s balance sheet strength, operating performance and business profile. Standard & Poor’s states that the “AA-” rating is assigned to those insurance companies which, in its opinion, have very strong financial security characteristics with respect to their ability to pay under its insurance policies and contracts in accordance with their terms. The Standard & Poor’s ratings were placed on Credit Watch with negative implications on December 19, 2008. Ratings are placed on Credit Watch when an event or a deviation from an expected trend occurs and Standard & Poor’s requires additional information to evaluate the rating. Possible resolutions are a one notch downgrade to A+, retention of the existing ratings with a “stable outlook” or a “negative outlook.” Management has met with Standard & Poor’s and provided additional information. It is not possible to predict the outcome of Standard & Poor’s review at this point. Management does not believe that a one notch downgrade would have a materially adverse affect on the Company’s business. Moody’s states that insurance companies rated “Aa” offer excellent financial security. Together with the Aaa rated companies, Aa rated companies constitute what are generally known as high-grade companies, with Aa rated companies generally having somewhat larger long-term risks.

Subsidiaries other than Everest Re and Bermuda Re may not be rated by some or any rating agencies because such ratings are not considered essential by the individual subsidiary’s customers or because of the limited nature of the subsidiary’s operations. In particular, Mt. McKinley is not rated because it is in run-off status.

Debt Ratings.

The following table shows the debt ratings by A.M. Best, Standard & Poor’s and Moody’s of the Holdings’ senior notes due March 15, 2010 and October 15, 2014 and long term notes due May 1, 2067 and Everest Re Capital Trust II’s (“Capital Trust II”) trust preferred securities due March 29, 2034, all of which are considered investment grade. Debt ratings are the rating agencies’ current assessment of the credit worthiness of an obligor with respect to a specific obligation.

	A.M. Best		Standard & Poor's*		Moody's
Senior Notes	a-	(Excellent)	A-	(Strong)	A3	(Good security)
Trust Preferred Securities	bbb	(Good)	BBB	(Adequate)	Baa1	(Adequate security)
Long Term Notes	bbb+	(Good)	BBB	(Adequate)	Baa1	(Adequate security)

____________________

* Standard & Poor’s placed the Company’s ratings on Credit Watch with negative implications, effective December 19, 2008. S&P stated in their release that they may conclude to lower the ratings one rating level.

A debt rating of “a-” is assigned by A.M. Best where the issuer, in A.M. Best’s opinion, has a strong ability to meet the terms of the obligation. A debt rating of “A-“ is assigned by Standard & Poor’s where the obligor has a strong capacity to meet its financial commitment on the obligation, although it is somewhat more susceptible to the adverse effects of changes in circumstances and economic conditions than obligations in higher rated categories. Standard & Poor’s assigns a debt rating of “BBB” to issues that exhibit adequate protection parameters although adverse economic conditions or changing circumstances are more likely to lead to a weakened capacity of the obligor to meet its financial commitment on the obligation. The Standard & Poor’s ratings were placed on Credit Watch with negative implications on December 19, 2008. Ratings are placed on Credit Watch when an event or a deviation from an expected trend occurs and Standard & Poor’s requires additional information to evaluate the rating. Possible resolutions are a one notch downgrade, retention of the existing ratings with a “stable outlook” or a “negative outlook.” Management has met with Standard & Poor’s and provided additional information. It is not possible to predict the outcome of Standard & Poor’s review at this point. Management does not believe that a one notch downgrade would have a materially adverse affect on the Company’s business. According to Moody’s, a debt rating of “A3” is assigned to issues that are considered upper-medium-grade obligations and subject to low credit risk. Obligations rated “Baa1” are subject to moderate credit risk and are considered medium-grade and as such may possess certain speculative characteristics.

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

The Company competes in the U.S., Bermuda and international reinsurance and insurance markets with numerous global competitors. The Company’s competitors include independent reinsurance and insurance companies, subsidiaries or affiliates of established worldwide insurance companies, reinsurance departments of certain insurance companies and domestic and international underwriting operations, including underwriting syndicates at Lloyd’s. Some of these competitors have greater financial resources than the Company does and have established long term and continuing business relationships, which can be a significant competitive advantage. In addition, the lack of strong barriers to entry into the reinsurance business and the potential for securitization of reinsurance and insurance risks through capital markets provide additional sources of potential reinsurance and insurance capacity and competition.

During the latter part of 2007 and throughout 2008, there has been a significant slowdown in the global economy. Excessive availability and use of credit, particularly by individuals, led to increased defaults on sub-prime mortgages in the U.S. and elsewhere, falling values for houses and many commodities prices and contracting consumer spending. The significant increase in default rates negatively impacted the value of mortgage-backed securities held by both foreign and domestic institutions. The defaults have led to a corresponding increase in foreclosures, which have driven down housing values, resulting in additional losses on the asset-backed securities. During the third and fourth quarters of 2008, the credit markets deteriorated dramatically, evidenced by widening credit spreads and dramatically reduced availability of credit. Many financial institutions, including some insurance entities, experienced liquidity crises due to immediate demands for funds for withdrawals or collateral, combined with falling asset values and their inability to sell assets to meet the increased demands. As a result, several financial institutions have failed or been acquired at distressed prices, while others have received loans from the U.S. government to continue operations. The liquidity crisis significantly increased the spreads on fixed maturities and, at the same time, had a dramatic and negative impact on the stock markets around the world. The combination of losses on securities from failed or impaired companies combined with the decline in values of fixed maturities and equity securities has resulted in significant declines in the capital bases of most insurance and reinsurance companies. It is too early to predict the timing and extent of impact the capital deterioration will have on insurance and reinsurance market conditions. There is an expectation that these events will ultimately result in increased rates for insurance and reinsurance in certain segments of the market, but there is no assurance that this will be the case.

Worldwide insurance and reinsurance market conditions continued to be very competitive. Generally, there was ample insurance and reinsurance capacity relative to demand. The Company noted, however, that in many markets and lines, the rates of decline have slowed, pricing in some segments was relatively flat and there was upward movement in some others. Competition and its effect on rates, terms and conditions vary widely by market and coverage yet continues to be most prevalent in the U.S. casualty insurance and reinsurance markets. In addition to demanding lower rates and improved terms, ceding companies have retained more of their business by reducing quota share percentages, purchasing excess of loss covers in lieu of quota shares, and increasing retentions on excess of loss business. The Company’s quota share premiums have declined, particularly on catastrophe exposed property business, due to slower growth and increased purchases of common account covers by ceding companies, which reduces the premiums subject to the quota share contract. The U.S. insurance markets in which the Company participates, remains extremely competitive as well, particularly in the workers’ compensation, public entity and contractor sectors. While the Company’s growth has slowed, given the specialty nature of its business and its underwriting discipline, the Company believes the impact on the profitability of its business to be less pronounced than on the market generally.

Rate decreases in the international markets have generally been less pronounced than in the U.S., and the Company has seen some increases, particularly for catastrophe exposed business. The Company has grown its business in the Middle East, Latin America and Asia and has expanded its international reach by opening a new office in Brazil to capitalize on the recently expanded opportunity for professional reinsurers in that market and on the economic growth expected for Brazil in the future.

The reinsurance industry has experienced a period of falling rates and volume. Profit opportunities have become generally less available over time; however the unfavorable trends appear to have abated somewhat. The Company is now seeing smaller rate declines, pockets of stability and some increases in some markets and for some coverages. As a result of very significant investment and catastrophe losses incurred by both primary insurers and reinsurers over the past year, but principally in the third and fourth quarters, industry-wide capital has declined and rating agency scrutiny has increased. There is an expectation that given the rate softening that has occurred over the past several quarters, the industry-wide decline in capital combined with volatile and inaccessible capital markets and a looming recession, will lead to a hardening of insurance and reinsurance marketplace rates, terms and conditions. It is too early to gauge the extent of hardening, if any, that will occur; however, it appears that much of the redundant capital has been wrung out of the industry, and the stage is set for firmer markets.

Overall, the Company believes that current marketplace conditions offer profit opportunities for it, given its strong ratings, distribution system, reputation and expertise. The Company continues to employ its strategy of targeting business that offers the greatest profit potential, while maintaining balance and diversification in its overall portfolio.

Employees.

As of February 1, 2009, the Company employed 858 persons. Management believes that employee relations are good. None of the Company’s employees are subject to collective bargaining agreements, and the Company is not aware of any current efforts to implement such agreements.

Regulatory Matters.

The Company and its insurance subsidiaries are subject to regulation under the insurance statutes of the various jurisdictions in which they conduct business, including essentially all states of the U.S., Canada, Singapore, Brazil (licensed in 2008), the United Kingdom and Bermuda. In addition, the Company is currently in the process of applying for a reinsurance license in Ireland. These regulations vary from jurisdiction to jurisdiction and are generally designed to protect ceding insurance companies and policyholders by regulating the Company’s conduct of business, financial integrity and ability to meet its obligations. Many of these regulations require reporting of information designed to allow insurance regulators to closely monitor the Company’s performance.

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

Under Bermuda law, Bermuda Re and Everest International are unable to declare or make payment of a dividend if they fail to meet their minimum solvency margin or minimum liquidity ratio. As long term insurers, Bermuda Re and Everest International are also unable to declare or pay a dividend to anyone who is not a policyholder unless, after payment of the dividend, the value of the assets in their long term business fund, as certified by their approved actuary, exceeds their liabilities for long term business by at least the $250,000 minimum solvency margin. Prior approval of the Bermuda Monetary Authority is required if Bermuda Re’s or Everest International’s dividend payments would reduce their prior year end total statutory capital by 15.0% or more. At December 31, 2008, Bermuda Re and Everest International exceeded their solvency and liquidity requirements by a significant margin.

The payment of dividends to Holdings by Everest Re is subject to limitations imposed by Delaware law. Generally, Everest Re may only pay dividends out of its statutory earned surplus, which was $2,342.4 million at December 31, 2008, and only after it has given 10 days prior notice to the Delaware Insurance Commissioner. During this 10-day period, the Commissioner may, by order, limit or disallow the payment of ordinary dividends if the Commissioner finds the insurer to be presently or potentially in financial distress. Further, the maximum amount of dividends that may be paid without the prior approval of the Delaware Insurance Commissioner in any twelve month period is the greater of (1) 10% of the insurer’s statutory surplus as of the end of the prior calendar year or (2) the insurer’s statutory net income, not including realized capital gains, for the prior calendar year. Accordingly, the maximum amount that will be available for the payment of dividends by Everest Re in 2009 without triggering the requirement for prior approval of regulatory authorities in connection with a dividend is $315.6 million. In addition, Everest Re has $300.0 million available for payment of dividends in 2009 from the extraordinary dividend approval from the Insurance Commissioner of Delaware.

Insurance Regulation. NeitherBermuda Re nor Everest International is admitted to do business in any jurisdiction in the U.S. Both conduct their insurance business from their offices in Bermuda, and in the case of Bermuda Re, its branch in the UK. In Bermuda, Bermuda Re and Everest International are regulated by the Insurance Act 1978 (as amended) and related regulations (the “Act”). The Act establishes solvency and liquidity standards and auditing and reporting requirements and subjects Bermuda Re and Everest International to the supervision, investigation and intervention powers of the Bermuda Monetary Authority. Under the Act, Bermuda Re and Everest International, as Class 4 insurers, are each required to maintain a principal office in Bermuda, to maintain a minimum of $100 million in statutory capital and surplus, to have an independent auditor approved by the Bermuda Monetary Authority conduct an annual audit and report on their respective statutory and U.S. GAAP financial statements and filings and to have an appointed loss reserve specialist (also approved by the Bermuda Monetary Authority) review and report on their respective loss reserves annually.

Bermuda Re and Everest International are also registered under the Act as long term insurers and are thereby authorized to write life and annuity business. As long term insurers, Bermuda Re and Everest International are required to maintain $250,000 in statutory capital separate from their Class 4 minimum statutory capital and surplus, to maintain long term business funds, to separately account for this business and to have an approved actuary prepare a certificate concerning their long term business assets and liabilities to be filed annually. Bermuda Re’s operations in the United Kingdom and worldwide are subject to regulation by the Financial Services Authority (the “FSA”). The FSA imposes solvency, capital adequacy, audit, financial reporting and other regulatory requirements on insurers transacting business in the United Kingdom. Bermuda Re presently meets or exceeds all of the FSA’s solvency and capital requirements.

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

Everest Re is licensed as a property and casualty reinsurer in Canada. It is also authorized to conduct reinsurance business in Singapore and Brazil. Everest Re can also write reinsurance in other foreign countries. Because some jurisdictions require a reinsurer to register in order to be an acceptable market for local insurers, Everest Re is registered as a foreign insurer and/or reinsurer in the following countries: Argentina, Bolivia, Chile, Colombia, Ecuador, El Salvador, Guatemala, Honduras, Mexico, Peru, Venezuela and the Philippines. Everest National is licensed in 47 states and the District of Columbia. Everest Indemnity is licensed in Delaware and is eligible to write insurance on a surplus lines basis in 49 states, the District of Columbia and Puerto Rico. Everest Security is licensed in Georgia and Alabama. Mt. McKinley is licensed in Delaware and California. Bermuda Re and Everest International are registered as Class 4 and long term insurers in Bermuda. Bermuda Re is also an authorized reinsurer in the U.K.

Periodic Examinations. Everest Re, Everest National, Everest Indemnity, Everest Security and Mt. McKinley are subject to periodic financial examination (usually every three years) of their affairs by the insurance departments of the states in which they are licensed, authorized or accredited. Everest Re’s, Everest National’s, Everest Security’s, Everest Indemnity’s and Mt. McKinley’s last examination reports were as of December 31, 2006. None of these reports contained any material findings or recommendations. In addition, U.S. insurance companies are subject to examinations by the various state insurance departments where they are licensed concerning compliance with applicable conduct of business regulations.

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

Based on their financial positions at December 31, 2008, Everest Re, Everest National, Everest Indemnity and Everest Security significantly exceed the minimum thresholds. Since Mt. McKinley ceased writing new and renewal insurance in 1985, its domiciliary regulator, the Delaware Insurance Commissioner, has exempted Mt. McKinley from complying with RBC requirements.

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

United Kingdom. Bermuda Re’s UK branch conducts business in the UK and is subject to taxation in the UK. Bermuda Re believes that it has operated and will continue to operate its Bermuda operation in a manner which will not cause them to be subject to UK taxation. If Bermuda Re’s Bermuda operations were to become subject to UK income tax, there could be a material adverse impact on the Company’s financial condition, results of operations and cash flow.

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

RISKS RELATING TO OUR BUSINESS

Deterioration in the public debt and equity markets could lead to additional investment losses.

The prolonged and severe disruptions in the public debt and equity markets, including among other things, widening of credit spreads, bankruptcies and government intervention in a number of large financial institutions, have resulted in significant realized and unrealized losses in our investment portfolio. For the year ended December 31, 2008, we incurred $695.8 million of realized and $310.4 million of unrealized investment losses. Depending on market conditions, we could incur substantial additional realized and unrealized losses in future periods, which could have a material adverse impact on our results of operations, equity, business and insurer financial strength and debt ratings.

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

Calendar year:	Pre-tax catastrophe losses
(Dollars in millions)
2008	$364.3
2007	160.0
2006	287.9
2005	1,485.7
2004	390.0

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

Calendar year:	Effect on pre-tax net income
(Dollars in millions)
2008	$34.9	decrease
2007	206.5	decrease
2006	135.6	decrease
2005	26.4	increase
2004	249.4	decrease

See ITEM 1, “Business - Changes in Historical Reserves,” which provides a more detailed chart showing the effect of reserve re-estimates on calendar year operating results for the past ten years.

The difficulty in estimating our reserves is significantly more challenging as it relates to reserving for potential A&E liabilities. At year-end 2008, roughly 8.9% of our gross reserves were comprised of A&E reserves. A&E liabilities are especially hard to estimate for many reasons, including the long delays between exposure and manifestation of any bodily injury or property damage, difficulty in identifying the source of the asbestos or environmental contamination, long reporting delays and difficulty in properly allocating liability for the asbestos or environmental damage. Legal tactics and judicial and legislative developments affecting the scope of insurers’ liability, which can be difficult to predict, also contribute to uncertainties in estimating reserves for A&E liabilities.

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

We are generally less reliant on the purchase of reinsurance than many of our competitors, in part because of our strategic emphasis on underwriting discipline and management of the cycles inherent in our business. We try to separate our risk taking process from our risk mitigation process in order to avoid developing too great a reliance on reinsurance. Because we generally purchase reinsurance only when we expect a net benefit, the percentage of business that we reinsure, as indicated below, may vary considerably from year to year, depending on our view of the relationship between cost and expected benefit for the contract period.

	2008	2007	2006	2005	2004
Percentage of ceded written premiums to gross written premiums	4.7%	3.9%	3.1%	3.3%	3.7%

Changes in the availability and cost of reinsurance, which are subject to market conditions that are outside of our control, have reduced to some extent our ability to use reinsurance to tailor the risks we assume on a contract or program basis or to mitigate or balance exposures across our reinsurance operations. Because we have purchased minimal reinsurance in recent years, our net income could be reduced following a large unreinsured event or adverse overall claims experience.

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

According to Standard & Poor’s, we rank among the top ten global reinsurance groups, in which two-thirds of the market share is concentrated. The worldwide premium available to the reinsurance market, for both life and non-life business, was estimated to be $190 billion in 2007 according to data compiled by the International Association of Insurance Supervisors. The top twenty groups in our industry represent approximately 75% of these revenues. The leaders in this market are Munich Re, Swiss Re, Berkshire Hathaway, Hannover Re and syndicates at Lloyd’s. Some of these competitors have greater financial resources than we do and have established long term and continuing business relationships throughout the industry, which can be a significant competitive advantage. In addition, the lack of strong barriers to entry into the reinsurance business and the potential for securitization of reinsurance and insurance risks through capital markets provide additional sources of potential reinsurance and insurance capacity and competition.

We are dependent on our key personnel.

Our success has been, and will continue to be, dependent on the ability to retain the services of existing key executive officers and to attract and retain additional qualified personnel in the future. The loss of the services of any key executive officer or the inability to hire and retain other highly qualified personnel in the future could adversely affect our ability to conduct business. Generally, we consider key executive officers to be those individuals who have the greatest influence in setting overall policy and controlling operations: Chairman and Chief Executive Officer, Joseph V. Taranto (age 59), Vice-Chairman and Chief Underwriting Officer Thomas J. Gallagher (age 60), President and Chief Operating Officer, Ralph E. Jones, III (age 52), and Executive Vice President and Chief Financial Officer, Craig Eisenacher (age 61). We have employment contracts with Mr. Taranto and Mr. Jones, which have been previously filed with the SEC and which currently provide for terms of employment ending on December 31, 2009. We are not aware that any of the above four officers are planning to leave Group or retire in the near future. We do not maintain any key employee insurance on any of our employees.

Special considerations apply to our Bermuda operations. Under Bermuda law, non-Bermudians, other than spouses of Bermudians and individuals holding permanent resident certificates, are not permitted to engage in any gainful occupation in Bermuda without a work permit issued by the Bermuda government. A work permit is only granted or extended if the employer can show that, after a proper public advertisement, no Bermudian, spouse of a Bermudian or individual holding a permanent resident certificate is available who meets the minimum standards for the position. The Bermuda government places a six-year term limit on individuals with work permits, subject to specified exemptions for persons deemed to be key employees of businesses with a significant physical presence in Bermuda. Currently, all six of our Bermuda-based professional employees who require work permits have been granted permits by the Bermuda government that expire at various times between May 2009 and December 2011. This includes Mark de Saram, the chief executive officer of our Bermuda reinsurance operation. In the event his work permit were not renewed, we could lose his services, thereby adversely affecting our ability to conduct our business in Bermuda until we were able to replace him with an individual in Bermuda who did not require a work permit or who was granted the permit. The Company has an employment contract with Mr. de Saram, which was previously filed with the SEC and was most recently amended on October 16, 2008 to extend Mr. de Saram’s term of employment to November 1, 2010.

Our investment values and investment income could decline because they are exposed to interest rate, credit, and market risks.

A significant portion of our investment portfolio consists of fixed income securities and smaller portions consist of equity securities and other investments. Both the fair market value of our invested assets and associated investment income fluctuate depending on general economic and market conditions. For example, the fair market value of our predominant fixed income portfolio generally increases or decreases inversely to fluctuations in interest rates. The market value of our fixed income securities could also decrease as a result of a downturn in the business cycle, such as the downturn we are currently experiencing, that causes the credit quality of such securities to deteriorate. The net investment income that we realize from future investments in fixed income securities will generally increase or decrease with interest rates.

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

The majority of our fixed income securities are classified as available for sale and temporary changes in the market value of these investments are reflected as changes to our shareholders’ equity. Our actively managed equity security portfolio is fair valued and any changes in fair value are reflected as net realized capital gains or losses. As a result, a decline in the value of the securities in our portfolio reduces our capital or could cause us to incur a loss.

We have invested a portion of our investment portfolio in equity securities. The value of these assets fluctuate with changes in the markets. In times of economic weakness, the fair value of these assets may decline, and may negatively impact net income. We also invest in non-traditional investments which have different risk characteristics than traditional fixed income and equity securities. These alternative investments are comprised primarily of private equity limited partnerships. The changes in value and investment income/(loss) for these partnerships are more volatile than over-the-counter securities.

The following table quantifies the portion of our investment portfolio that consists of fixed income securities, equity securities and asset-backed investments that carry prepayment risk.

	At
(Dollars in millions)	December 31, 2008	% of Total
Mortgage-backed securities	$ 1,878.4	13.7%
Other asset-backed	253.2	1.8%
Total asset-backed	2,131.6	15.5%
Other fixed income	8,628.0	62.9%
Total fixed income, at market value	10,759.6	78.4%
Fixed income, at fair value	43.1	0.3%
Equity securities, at market value	16.9	0.1%
Equity securities, at fair value	119.8	0.9%
Other invested assets	679.4	5.0%
Cash and short-term investments	2,095.5	15.3%
Total investments and cash	$ 13,714.3	100.0%

(Some amounts may not reconcile due to rounding.)

We may experience foreign currency exchange losses that reduce our net income and capital levels.

Through our Bermuda and international operations, we conduct business in a variety of foreign (non-U.S.) currencies, principally the Euro, the British pound, the Canadian dollar, and the Singapore dollar. Assets, liabilities, revenues and expenses denominated in foreign currencies are exposed to changes in currency exchange rates. Our functional currency is the U.S. dollar, and exchange rate fluctuations relative to the U.S. dollar may materially impact our results and financial position. In 2008, we wrote approximately 32.3% of our reinsurance coverages in non-U.S. currencies; as of December 31, 2008, we maintained approximately 14.6% of our investment portfolio in investments denominated in non-U.S. currencies. During 2008, 2007 and 2006, the impact on our quarterly pre-tax net income from exchange rate fluctuations ranged from a loss of $10.1 million to a gain of $13.1 million.

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

The extreme dislocation of the financial markets, combined with the new Congress and Presidential administration in the United States, has increased the likelihood of changes in the way the financial services industry is regulated. It is possible that insurance regulation will be drawn into this process, and that federal regulatory initiatives in the insurance industry could emerge. The future impact of such initiatives, if any, on our operation, net income or financial condition cannot be determined at this time.

Regulatory challenges in the United States could adversely affect the ability of Everest Bermuda to conduct business.

Everest Bermuda does not intend to be licensed or admitted as an insurer or reinsurer in any U.S. jurisdiction. Under current law, Everest Bermuda generally will be permitted to reinsure U.S. risks from its office in Bermuda without obtaining those licenses. However, the insurance and reinsurance regulatory framework is subject to periodic legislative review and revision. In the past, there have been congressional and other initiatives in the United States regarding increased supervision and regulation of the insurance industry, including proposals to supervise and regulate reinsurers domiciled outside the United States. If Everest Bermuda were to become subject to any insurance laws of the United States or any U.S. state at any time in the future, it might be required to post deposits or maintain minimum surplus levels and might be prohibited from engaging in lines of business or from writing some types of policies. Complying with those laws could have a material adverse effect on our ability to conduct business in Bermuda and international markets.

Everest Bermuda may need to be licensed or admitted in additional jurisdictions to develop its business.

As Everest Bermuda’s business develops, it will monitor the need to obtain licenses in jurisdictions other than Bermuda and the U.K., where it has an authorized branch, in order to comply with applicable law or to be able to engage in additional insurance-related activities. In addition, Everest Bermuda may be at a competitive disadvantage in jurisdictions where it is not licensed or does not enjoy an exemption from licensing relative to competitors that are so licensed or exempt from licensing. Everest Bermuda may not be able to obtain any additional licenses that it determines are necessary or desirable. Furthermore, the process of obtaining those licenses is often costly and may take a long time.

Everest Bermuda’s ability to write reinsurance may be severely limited if it is unable to arrange for security to back its reinsurance.

Many jurisdictions do not permit insurance companies to take credit for reinsurance obtained from unlicensed or non-admitted insurers on their statutory financial statements without appropriate security. Everest Bermuda’s reinsurance clients typically require it to post a letter of credit or enter into other security arrangements. If Everest Bermuda is unable to obtain or maintain a letter of credit facility on commercially acceptable terms or is unable to arrange for other types or security, its ability to operate its business may be severely limited. If Everest Bermuda defaults on any letter of credit that it obtains, it may be required to prematurely liquidate a substantial portion of its investment portfolio and other assets pledged as collateral.

RISKS RELATING TO GROUP'S SECURITIES

Because of our holding company structure, our ability to pay dividends, interest and principal is dependent on our receipt of dividends, loan payments and other funds from our subsidiaries.

Group and Holdings are holding companies, each of whose most significant assets consists of the stock of their operating subsidiaries. As a result, each of Group’s and Holdings’ ability to pay dividends, interest or other payments on its securities in the future will depend on the earnings and cash flows of the operating subsidiaries and the ability of the subsidiaries to pay dividends or to advance or repay funds to it. This ability is subject to general economic, financial, competitive, regulatory and other factors beyond our control. Payment of dividends and advances and repayments from some of the operating subsidiaries are regulated by U.S., state and foreign insurance laws and regulatory restrictions, including minimum solvency and liquidity thresholds. Accordingly, the operating subsidiaries may not be able to pay dividends or advance or repay funds to Group and Holdings in the future, which could prevent us from paying dividends, interest or other payments on our securities.

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

Before a person can acquire control of a U.S. insurance company, prior written approval must be obtained from the insurance commissioner of the state where that insurance company is domiciled. Prior to granting approval of an application to acquire control of a domestic insurance company, a state insurance commissioner will consider such factors as the financial strength of the applicant, the integrity and competence of the applicant’s board of directors and executive officers, the acquiror’s plans for the future operations of the insurance company and any anti-competitive results that may arise from the consummation of the acquisition of control. Because any person who acquired control of Group would thereby acquire indirect control of its insurance company subsidiaries in the U.S., the insurance change of control laws of Delaware, California and Georgia would apply to such a transaction. This could have the effect of delaying or even preventing such a change of control.

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

•

the material facts as to the interested director’s relationship or interests are disclosed or are known to the board of directors and the board in good faith authorizes the transaction by the affirmative vote of a majority of the disinterested directors;

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

Dividends. Bermuda law does not allow a company to declare or pay a dividend, or make a distribution out of contributed surplus, if there are reasonable grounds for believing that a company, after the payment is made, would be unable to pay its liabilities as they become due, or that the realizable value of a company’s assets would be less, as a result of the payment, than the aggregate of its liabilities and its issued share capital and share premium accounts. The share capital account represents the aggregate par value of issued shares, and the share premium account represents the aggregate amount paid for issued shares over and above their par value. Under Delaware law, subject to any restrictions contained in a company’s certificate of incorporation, a company may pay dividends out of the surplus or, if there is no surplus, out of net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Surplus is the amount by which the net assets of a corporation exceed its stated capital. Delaware law also provides that dividends may not be paid out of net profits at any time when stated capital is less than the capital represented by the outstanding stock of all classes having a preference upon the distribution of assets.

RISKS RELATING TO TAXATION

If U.S. tax law changes, our net income may be reduced.

In the last few years, some members of Congress have expressed concern about U.S. corporations that move their place of incorporation to low-tax jurisdictions. Also, some members of Congress have expressed concern over a competitive advantage that foreign-controlled insurers and reinsurers may have over U.S. controlled insurers and reinsurers due to the purchase of reinsurance by U.S. insurers from affiliates operating in some foreign jurisdictions, including Bermuda. Although the existing legislation that increases the U.S. tax burden on so-called “inverting” companies does not apply to us, it is possible that future legislation that would be disadvantageous to our Bermuda insurance subsidiaries could be enacted. If any such legislation were enacted, the U.S. tax burden on our Bermuda operations, or on some business ceded from our licensed U.S. insurance subsidiaries to some offshore reinsurers, could be increased. This would reduce our net income.

Group and/or Bermuda Re may be subject to U.S. corporate income tax, which would reduce our net income.

Bermuda Re.The income of Bermuda Re is a significant portion of our worldwide income from operations. We have established guidelines for the conduct of our operations that are designed to ensure that Bermuda Re is not engaged in the conduct of a trade or business in the U.S. Based on its compliance with those guidelines, we believe that Bermuda Re should not be required to pay U.S. corporate income tax, other than withholding tax on U.S. source dividend and interest income. However, if the Internal Revenue Service (“IRS”) were to successfully contend that Bermuda Re was engaged in a trade or business in the U.S., Bermuda Re would be required to pay U.S. corporate income tax on any income that is subject to the taxing jurisdiction of the U.S., and possibly the U.S. branch profits tax. Even if the IRS were to successfully contend that Bermuda Re was engaged in a U.S. trade or business, we believe that the U.S.-Bermuda tax treaty would preclude the IRS from taxing Bermuda Re’s income except to the extent that its income were attributable to a permanent establishment maintained by that subsidiary. We do not believe that Bermuda Re has a permanent establishment in the U.S. If the IRS were to successfully contend that Bermuda Re did have income attributable to a permanent establishment in the U.S., Bermuda Re would be subject to U.S. tax on that income.

Group. We conduct our operations in a manner designed to minimize our U.S. tax exposure. Based on our compliance with guidelines designed to ensure that we generate only immaterial amounts, if any, of income that is subject to the taxing jurisdiction of the U.S., we believe that we should be required to pay only immaterial amounts, if any, of U.S. corporate income tax, other than withholding tax on U.S. source dividend and interest income. However, if the IRS successfully contended that we had material amounts of income that is subject to the taxing jurisdiction of the U.S., we would be required to pay U.S. corporate income tax on that income, and possibly the U.S. branch profits tax and the imposition of such tax would reduce our net income.

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

Bermuda Re is subject to an excise tax on reinsurance and insurance premiums with respect to risks located in the U.S. In addition, Bermuda Re may be subject to withholding tax on dividend and interest income from U.S. sources. These taxes could increase and other taxes could be imposed in the future on Bermuda Re’s business, which would reduce our net income.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Everest Re’s corporate offices are located in approximately 203,800 square feet of leased office space in Liberty Corner, New Jersey. Bermuda Re’s corporate offices are located in approximately 3,600 total square feet of leased office space in Hamilton, Bermuda. The Company’s other fifteen locations occupy a total of approximately 88,100 square feet, all of which are leased. Management believes that the above-described office space is adequate for its current and anticipated needs.

ITEM 3. LEGAL PROCEEDINGS

In the ordinary course of business, the Company is involved in lawsuits, arbitrations and other formal and informal dispute resolution procedures, the outcomes of which will determine the Company’s rights and obligations under insurance, reinsurance and other contractual agreements. In some disputes, the Company seeks to enforce its rights under an agreement or to collect funds owing to it. In other matters, the Company is resisting attempts by others to collect funds or enforce alleged rights. These disputes arise from time to time and are ultimately resolved through both informal and formal means, including negotiated resolution, arbitration and litigation. In all such matters, the Company believes that its positions are legally and commercially reasonable. While the final outcome of these matters cannot be predicted with certainty, the Company does not believe that any of these matters, when finally resolved, will have a materially adverse effect on the Company’s financial position or liquidity. However, an adverse resolution of one or more of these items in any one quarter or fiscal year could have a materially adverse effect on the Company’s results of operations in that period.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.

The common shares of Group trade on the New York Stock Exchange under the symbol, “RE”. The quarterly high and low market prices of Group’s common shares for the periods indicated:

	2008		2007
	High	Low	High	Low
First Quarter	$ 105.04	$ 87.02	$ 99.89	$ 92.53
Second Quarter	96.69	79.71	108.64	94.49
Third Quarter	95.00	74.69	113.56	94.01
Fourth Quarter	82.08	60.75	114.08	96.26

Number of Holders of Common Shares.

The number of record holders of common shares as of February 1, 2009 was 62. That number does not include the beneficial owners of shares held in “street” name or held through participants in depositories, such as The Depository Trust Company.

Dividend History and Restrictions.

In 1995, the Board of Directors of the Company established a policy of declaring regular quarterly cash dividends and has paid a regular quarterly dividend in each quarter since the fourth quarter of 1995. The Company declared and paid its regular quarterly cash dividend of $0.48 per share for each of the four quarters of 2008 and 2007. A committee of the Company’s Board of Directors declared a dividend of $0.48 per share, payable on or before March 18, 2009 to shareholders of record on March 4, 2009.

The declaration and payment of future dividends, if any, by the Company will be at the discretion of the Board of Directors and will depend upon many factors, including the Company’s earnings, financial condition, business needs and growth objectives, capital and surplus requirements of its operating subsidiaries, regulatory restrictions, rating agency considerations and other factors. As an insurance holding company, the Company is partially dependent on dividends and other permitted payments from its subsidiaries to pay cash dividends to its stockholders. The payment of dividends to Group by Holdings and to Holdings by Everest Re is subject to Delaware regulatory restrictions and the payment of dividends to Group by Bermuda Re is subject to Bermuda insurance regulatory restrictions. See “Regulatory Matters – Dividends” and ITEM 8, “Financial Statements and Supplementary Data” - Note 16 of Notes to Consolidated Financial Statements.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
January 1 - 31, 2008	0	NA	0	2,472,200
February 1 - 29, 2008	499,391	$ 98.4849	493,400	1,978,800
March 1 - 31, 2008	615,527	$ 93.1271	558,600	1,420,200
April 1 - 30, 2008	0	NA	0	1,420,200
May 1 - 31, 2008	278,300	$ 89.4757	278,300	1,141,900
June 1 - 30, 2008	0	NA	0	1,141,900
July 1 - 31, 2008	0	NA	0	6,141,900
August 1 - 31, 2008	302,000	$ 82.8036	302,000	5,839,900
September 1 - 30, 2008	6,070	$ 83.9665	0	5,839,900
October 1 - 31, 2008	0	NA	0	5,839,900
November 1 - 30, 2008	0	NA	0	5,839,900
December 1 - 31, 2008	0	NA	0	5,839,900
Total	1,701,288	$ 92.2373	1,632,300	5,839,900

(1) Included were 68,988 shares withheld as payment for taxes on restricted shares that became unrestricted in the year.

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

(Some amounts may not reconcile due to rounding.)

Recent Sales of Unregistered Securities.

None.

Performance Graph.

The following Performance Graph compares cumulative total shareholder returns on the Common Shares (assuming reinvestment of dividends) from December 31, 2003 through December 31, 2008, with the cumulative total return of the Standard & Poor’s 500 Index and the Standard & Poor’s Insurance (Property and Casualty) Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Everest Re Group, Ltd., The S&P 500 Index

And The S&P Property & Casualty Insurance Index

$160
$140
$120
$100
$80
$60
$40
$20
$0
12/03
12/04
12/05
12/06
12/07
12/08
95.43
89.53
87.14
Everest Re Group, Ltd.
S&P 500
S&P Property & Casualty Insurance

	Cumulative Total Return					
	12/03	12/04	12/05	12/06	12/07	12/08
Everest Re Group, Ltd.	100.00	106.40	119.77	117.84	122.87	95.43
S&P 500	100.00	110.88	116.33	134.70	142.10	89.53
S&P Property & Casualty Insurance	100.00	110.42	127.11	143.48	123.44	87.14

* $100 invested on 12/31/03 in stock & index-including reinvestment of dividends. Fiscal year ending December 31.

Copyright © 2009 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated GAAP financial data of the Company as of and for the years ended December 31, 2008, 2007, 2006, 2005 and 2004 were derived from the consolidated financial statements of the Company, which were audited by PricewaterhouseCoopers LLP. The following financial data should be read in conjunction with the Consolidated Financial Statements and accompanying notes.

	Years Ended December 31,
(Dollars in millions, except per share amounts)	2008	2007	2006	2005	2004
Operating data:
Gross written premiums	$ 3,678.1	$ 4,077.6	$ 4,000.9	$ 4,108.6	$ 4,704.1
Net written premiums	3,505.2	3,919.4	3,875.7	3,972.0	4,531.5
Premiums earned	3,694.3	3,997.5	3,853.2	3,963.1	4,425.1
Net investment income	565.9	682.4	629.4	522.8	495.9
Net realized capital (losses) gains	(695.8)	86.3	35.1	90.3	89.6
Incurred losses and loss adjustment
expenses (including catastrophes)	2,439.0	2,548.1	2,434.4	3,724.3	3,291.1
Net catastrophe losses (1)	307.2	126.5	283.0	1,403.9	390.0
Commission, brokerage, taxes and fees	930.7	961.8	883.3	914.8	975.2
Other underwriting expenses	162.3	152.6	138.0	129.8	114.9
Interest, fees and bond issue cost
amortization expense	79.2	91.6	69.9	74.4	76.6
(Loss) income before taxes	(83.6)	1,028.0	991.8	(280.9)	559.7
Income tax (benefit) expense	(64.8)	188.7	150.9	(62.3)	64.9
Net (loss) income (2)	(18.8)	839.3	840.8	(218.7)	494.9

Net (loss) income per basic share (3)	$ (0.30)	$ 13.30	$ 12.99	$ (3.79)	$ 8.85

Net (loss) income per diluted share (4)	$ (0.30)	$ 13.19	$ 12.87	$ (3.79)	$ 8.71

Dividends paid per share	$ 1.92	$ 1.92	$ 0.60	$ 0.44	$ 0.40

Certain GAAP financial ratios: (5)
Loss ratio	66.0%	63.7%	63.2%	94.0%	74.4%
Other underwriting expense ratio	29.6%	27.9%	26.5%	26.3%	24.6%
Combined ratio (2)	95.6%	91.6%	89.7%	120.3%	99.0%

Balance sheet data (at end of period):
Total investments and cash	$ 13,714.3	$ 14,936.2	$ 13,957.1	$ 12,970.8	$ 11,530.2
Total assets	16,846.6	17,999.5	17,107.6	16,474.5	15,072.8
Loss and LAE reserves	8,840.7	9,040.6	8,840.1	9,126.7	7,836.3
Total debt	1,179.1	1,178.9	995.6	995.5	1,245.3
Total liabilities	11,886.2	12,314.7	11,999.9	12,334.8	11,360.2
Shareholders' equity	4,960.4	5,684.8	5,107.7	4,139.7	3,712.5
Book value per share (6)	80.77	90.43	78.53	64.04	66.09
___________________

(1)

Catastrophe losses are presented net of reinsurance and reinstatement premiums. A catastrophe is defined, for purposes of the consolidated Selected Financial Data, as an event that caused a pre-tax loss on property exposures before reinsurance of at least $5.0 million before corporate level reinsurance and taxes. Catastrophe insurance provides coverage for one event. When limits are exhausted, some contractual arrangements provide for the availability of additional coverage upon the payment of additional premium. This additional premium is referred to as reinstatement premium.

(2)	Some amounts may not reconcile due to rounding.
(3)	Based on weighted average basic shares outstanding of 61.7 million, 63.1 million, 64.7 million, 57.6 million and 55.9 million for 2008, 2007, 2006, 2005 and 2004, respectively.
(4)	Based on weighted average diluted shares outstanding of 61.7 million, 63.6 million, 65.3 million, 57.6 million and 56.8 million for 2008, 2007, 2006, 2005 and 2004, respectively.
(5)

Loss ratio is the GAAP losses and LAE incurred as a percentage of GAAP net premiums earned. Underwriting expense ratio is the GAAP commissions, brokerage, taxes, fees and other underwriting expenses as a percentage of GAAP net premiums earned. Combined ratio is the sum of the loss ratio and underwriting expense ratio.

(6)	Based on 61.4 million, 62.9 million, 65.0 million, 64.6 million and 56.2 million shares outstanding for December 31, 2008, 2007, 2006, 2005 and 2004, respectively.

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

During the latter part of 2007 and throughout 2008, there has been a significant slowdown in the global economy. Excessive availability and use of credit, particularly by individuals, led to increased defaults on sub-prime mortgages in the U.S. and elsewhere, falling values for houses and many commodities and contracting consumer spending. The significant increase in default rates negatively impacted the value of asset-backed securities held by both foreign and domestic institutions. The defaults have led to a corresponding increase in foreclosures, which have driven down housing values, resulting in additional losses on the asset-backed securities. During the third and fourth quarters of 2008, the credit markets deteriorated dramatically, evidenced by widening credit spreads and dramatically reduced availability of credit. Many financial institutions, including some insurance entities, experienced liquidity crises due to immediate demands for funds for withdrawals or collateral, combined with falling asset values and their inability to sell assets to meet the increased demands. As a result, several financial institutions have failed or been acquired at distressed prices, while others have received loans from the U.S. government to continue operations. The liquidity crisis significantly increased the spreads on fixed maturities and, at the same time, had a dramatic and negative impact on the stock markets around the world. The combination of losses on securities from failed or impaired companies combined with the decline in values of fixed maturities and equity securities has resulted in significant declines in the capital bases of most insurance and reinsurance companies. It is too early to predict the timing and extent of impact the capital deterioration will have on insurance and reinsurance market conditions. There is an expectation that these events will ultimately result in increased rates for insurance and reinsurance in certain segments of the market, but there is no assurance that this will not be the case.

Worldwide insurance and reinsurance market conditions continued to be very competitive. Generally, there was ample insurance and reinsurance capacity relative to demand. We noted, however, that in many markets and lines, the rates of decline have slowed, pricing in some segments was relatively flat and there was upward movement in some others. Competition and its effect on rates, terms and conditions vary widely by market and coverage yet continues to be most prevalent in the U.S. casualty insurance and reinsurance markets. In addition to demanding lower rates and improved terms, ceding companies have retained more of their business by reducing quota share percentages, purchasing excess of loss covers in lieu of quota shares, and increasing retentions on excess of loss business. Our quota share premiums have declined, particularly on catastrophe exposed property business, due to slower growth and increased purchases of common account covers by ceding companies, which reduces the premiums subject to the quota share contract. The U.S. insurance markets in which we participate were extremely competitive as well, particularly in the workers’ compensation, public entity and contractor sectors. While our growth has slowed, given the specialty nature of our business and our underwriting discipline, we believe the impact on the profitability of our business will be less pronounced than on the market generally.

Rates in the international markets have generally been more adequate than in the U.S., and we have seen some increases, particularly for catastrophe exposed business. We have grown our business in the Middle East, Latin America and Asia. We are expanding our international reach by opening a new office in Brazil to capitalize on the recently expanded opportunity for professional reinsurers in that market and on the economic growth expected for Brazil in the future.

The reinsurance industry has experienced a period of falling rates and volume. Profit opportunities have become generally less available over time; however the unfavorable trends appear to have abated somewhat. We are now seeing smaller rate declines, pockets of stability and some increases in some markets and for some coverages. As a result of very significant investment and catastrophe losses incurred by both primary insurers and reinsurers over the past year, but principally in the most recent six months, industry-wide capital has declined and rating agency scrutiny has increased. There is an expectation that given the rate softening that has occurred over the past several quarters, the industry-wide decline in capital combined with volatile and unreceptive markets and a looming recession, will lead to a hardening of insurance and reinsurance marketplace rates, terms and conditions. It is too early to gauge the extent of hardening, if any, that will occur; however, it appears that much of the redundant capital has been wrung out of the industry, and the stage is set for firmer markets.

January, 2009, renewal rates, particularly for property catastrophes and retrocessional covers and in international markets were generally firmer compared to a year ago.

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

Financial Summary.

We monitor and evaluate our overall performance based upon financial results. The following table displays a summary of the consolidated net (loss) income, ratios and shareholders’ equity for the periods indicated:

	Years Ended December 31,			Percentage Increase/(Decrease)
(Dollars in millions)	2008	2007	2006	2008/2007	2007/2006
Gross written premiums	$ 3,678.1	$ 4,077.6	$ 4,000.9	-9.8%	1.9%
Net written premiums	3,505.2	3,919.4	3,875.7	-10.6%	1.1%

REVENUES:
Premiums earned	$ 3,694.3	$ 3,997.5	$ 3,853.2	-7.6%	3.7%
Net investment income	565.9	682.4	629.4	-17.1%	8.4%
Net realized capital (losses) gains	(695.8)	86.3	35.1	NM	146.1%
Net derivative expense	(20.9)	(2.1)	(0.4)	NM	NM
Other (expense) income	(15.9)	18.0	0.1	-188.2%	NM
Total revenues	3,527.6	4,782.0	4,517.3	-26.2%	5.9%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	2,439.0	2,548.1	2,434.4	-4.3%	4.7%
Commission, brokerage, taxes and fees	930.7	961.8	883.3	-3.2%	8.9%
Other underwriting expenses	162.3	152.6	138.0	6.4%	10.6%
Interest, fees and bond issue cost amortization expense	79.2	91.6	69.9	-13.5%	31.0%
Total claims and expenses	3,611.2	3,754.1	3,525.6	-3.8%	6.5%

(LOSS) INCOME BEFORE TAXES	(83.6)	1,028.0	991.8	-108.1%	3.7%
Income tax (benefit) expense	(64.8)	188.7	150.9	-134.4%	25.0%
NET (LOSS) INCOME	$ (18.8)	$ 839.3	$ 840.8	-102.2%	-0.2%

RATIOS:				Point Change
Loss ratio	66.0%	63.7%	63.2%	2.3	0.5
Commission and brokerage ratio	25.2%	24.1%	22.9%	1.1	1.2
Other underwriting expense ratio	4.4%	3.8%	3.6%	0.6	0.2
Combined ratio	95.6%	91.6%	89.7%	4.0	1.9

	At December 31,			Percentage Increase/(Decrease)
(Dollars in millions, except per share amounts)	2008	2007	2006	2008/2007	2007/2006
Balance sheet data:
Total investments and cash	$ 13,714.3	$ 14,936.2	$ 13,957.1	-8.2%	7.0%
Total assets	16,846.6	17,999.5	17,107.6	-6.4%	5.2%
Loss and loss adjustment expense reserves	8,840.7	9,040.6	8,840.1	-2.2%	2.3%
Total debt	1,179.1	1,178.9	995.6	0.0%	18.4%
Total liabilities	11,886.2	12,314.7	11,999.9	-3.5%	2.6%
Shareholders' equity	4,960.4	5,684.8	5,107.7	-12.7%	11.3%
Book value per share	80.77	90.43	78.53

(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)

Revenues.

Premiums. Gross written premiums decreased by $399.4 million, or 9.8%, in 2008 compared to 2007, reflecting a decline of $285.6 million in our reinsurance business and $113.8 million in our U.S. insurance business. The decline in our reinsurance business was primarily attributable to continued competitive conditions in both the property and casualty sectors of the market, especially in the U.S., partially offset by strong renewals and higher rates in international markets. Insurance segment premiums were also lower, as conditions for workers’ compensation, public equity and contractors business became increasingly competitive, which reduced the volume of business that met our underwriting and pricing criteria. Net written premiums decreased $414.2 million, or 10.6%, in 2008 compared to 2007, primarily due to the decrease in gross written premiums and an increase in written premiums ceded, most of which was in the U.S. insurance segment. Correspondingly, premiums earned decreased $303.2 million, or 7.6%, in 2008 compared to 2007. The lesser percentage decrease in net premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are reflected at the initiation of the coverage period.

Gross written premiums increased by $76.7 million, or 1.9%, in 2007 compared to 2006, reflecting growth of $57.4 million in our reinsurance business and $19.3 million in our U.S. insurance business. The increase in our reinsurance business is primarily attributable to the strengthening of other currencies against the U.S. dollar. Premiums written in strengthening currencies converted to more U.S. dollars resulting in comparatively higher reported premiums. Net written premiums increased $43.7 million, or 1.1%, in 2007 compared to 2006, slightly less than the growth in gross written premiums due to the change in the mix of our program business and the resulting change in reinsurance. Premiums earned increased $144.3 million, or 3.7%, in 2007 compared to 2006.

Net Investment Income. Net investment income decreased by 17.1% in 2008 compared to 2007, primarily due to a net investment loss from our limited partnership investments, particularly those which were principally invested in public equities, and lower rates on short and long term bonds. Pre-tax investment income as a percentage of average invested assets was 4.0% for 2008 compared to 4.9% for 2007.

Net investment income increased by 8.4% in 2007 compared to 2006, primarily due to the growth in invested assets to $14.9 billion at December 31, 2007 from $14.0 billion at December 31, 2006. The growth in invested assets was principally driven by $854.4 million of operating cash flows. Pre-tax investment portfolio yield for 2007 was 4.9% compared to 4.8% for 2006.

Net Realized Capital (Losses) Gains. Net realized capital losses were $695.8 million for 2008, while 2007 and 2006 had net realized capital gains of $86.3 million and $35.1 million, respectively.

The net realized capital losses for 2008 were primarily the result of the credit crisis impacting the global financial markets, which drove down the values of equity and fixed income securities. As such, our equity security portfolio decreased $277.5 million as a result of fair value adjustments and our fixed maturities decreased $176.5 million due to other-than-temporary impairments. In addition, we recognized $243.3 million of net realized capital losses, principally from the sale of equity securities we owned as we realigned our investment portfolios. We report changes in fair values of our equity securities as realized capital gains or losses in accordance with FAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment to FASB Statement No. 115” (“FAS 159”), and we report realized losses on our fixed income portfolio from other-than-temporary impairments as realized capital losses in accordance with FAS No. 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FAS 115-1”).

Net realized gains in 2007 consisted of $76.6 million in changes in fair value of the equity securities and $18.1 million from sales of equity securities and fixed maturity securities, partially offset by $8.4 million of other-than-temporary impairments of the fixed maturity securities. Net realized gains in 2006 were the result of sales from fixed maturities of $12.8 million and equity securities of $22.3 million.

Net Derivative Expense. In 2005 and prior, we sold seven equity index put options, which are outstanding. These contracts meet the definition of a derivative under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). We recognized net derivative expense of $20.9 million, $2.1 million and $0.4 million for 2008, 2007 and 2006, respectively. The net derivative expense represents changes in the fair value of these contracts. The increased expense in 2008 was driven by declines in the underlying indexes and interest rates, which are the primary determinants of the contracts’ fair values.

Other (Expense) Income. We recorded expense of $15.9 million for 2008 and income of $18.0 million and $0.1 million for 2007 and 2006, respectively, which were primarily the result of fluctuations in foreign currency exchange rates over the periods.

Claims and Expenses.

Incurred Losses and LAE. The following table presents our incurred losses and LAE for the periods indicated.

	Years Ended December 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2008
Attritional (a)	$ 2,050.3	55.5%		$ 24.4	0.7%		$ 2,074.7	56.2%
Catastrophes	353.8	9.6%		10.5	0.3%		364.3	9.9%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$ 2,404.1	65.1%		$ 34.9	0.9%		$ 2,439.0	66.0%

2007
Attritional (a)	$ 2,189.3	54.8%		$ (188.7)	-4.7%		$ 2,000.6	50.0%
Catastrophes	152.3	3.8%		7.7	0.2%		160.0	4.0%
A&E	-	0.0%		387.5	9.7%		387.5	9.7%
Total segment	$ 2,341.6	58.6%		$ 206.5	5.2%		$ 2,548.1	63.7%

2006
Attritional (a)	$ 2,283.2	59.3%		$ (243.3)	-6.3%		$ 2,039.9	52.9%
Catastrophes	15.6	0.4%		272.3	7.1%		287.9	7.5%
A&E	-	0.0%		106.6	2.8%		106.6	2.8%
Total segment	$ 2,298.8	59.7%		$ 135.6	3.5%		$ 2,434.4	63.2%

Variance 2008/2007
Attritional (a)	$ (139.0)	0.7	pts	$ 213.1	5.4	pts	$ 74.1	6.1	pts
Catastrophes	201.5	5.8	pts	2.7	0.1	pts	204.3	5.9	pts
A&E	-	-	pts	(387.5)	(9.7)	pts	(387.5)	(9.7)	pts
Total segment	$ 62.5	6.5	pts	$ (171.7)	(4.3)	pts	$ (109.2)	2.3	pts

Variance 2007/2006
Attritional (a)	$ (93.9)	(4.5)	pts	$ 54.6	1.6	pts	$ (39.3)	(2.9)	pts
Catastrophes	136.7	3.4	pts	(264.6)	(6.9)	pts	(127.9)	(3.5)	pts
A&E	-	-	pts	280.9	6.9	pts	280.9	6.9	pts
Total segment	$ 42.8	(1.1)	pts	$ 70.9	1.7	pts	$ 113.7	0.5	pts

(a) Attritional losses exclude catastrophe and A&E losses.
(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE were lower by $109.2 million, or 4.3%, in 2008 compared to 2007. Attritional losses were lower than in 2007, largely the result of lower net earned premiums. The current year attritional loss ratio crept up by 0.7 points compared to 2007, the result of softer rates in the U.S. reinsurance segment mitigated somewhat by improved loss ratios in the other segments, particularly, international.

We experienced $24.4 million of adverse reserve development on our attritional reserves in 2008 compared to $188.7 million of favorable reserve development in 2007. The adverse development in 2008 was the result of $85.3 million of development on loss reserves for a run-off auto loan credit insurance program and a $32.6 million adverse arbitration decision. These items more than offset approximately $93.5 million of favorable development on the remainder of our attritional reserves.

Catastrophe losses, at $364.3 million, were $204.3 million higher than in 2007, driven by hurricanes Gustav and Ike and a major snowstorm in China. While 2008 ranks as one of the costliest years on record for insured natural catastrophe losses, our losses were generally in line with our modeled expected annual aggregate catastrophe losses as developed through our enterprise risk and catastrophe exposure management processes.

We strengthened our asbestos reserves by $387.5 million in 2007, and had no development in 2008 as loss activity in 2008 was in line with expected as per the reserves established at December 31, 2007.

Incurred losses and LAE increased by $113.7 million, or 4.7%, in 2007 compared to the same period in 2006. This increase was primarily due to a $280.9 million increase in A&E loss reserve strengthening, which was partially offset by lower catastrophe losses of $127.9 million and lower attritional losses of $39.3 million. The increase in A&E reserves was due to an extensive in-house study by our actuarial and claim units. The decrease in catastrophe losses reflects the decrease in prior years’ development.

Commission, Brokerage, Taxes and Fees. Commission, brokerage, taxes and fees decreased by $31.1 million, or 3.2%, in 2008 compared to 2007. This directly variable expense was influenced by the decline in net earned premiums partially offset by higher commission rates on new insurance programs, higher contingent commissions and higher ceding commissions on some reinsurance treaties due to more competitive market conditions as well as business mix.

Commission, brokerage, taxes and fees increased by $78.5 million, or 8.9% in 2007 compared to 2006. The increase in net earned premiums, an increase in ceding commissions due to market conditions and higher commissions on new insurance programs were the principal drivers of the increase.

Other Underwriting Expenses. Other underwriting expenses for 2008 were $162.3 million compared to $152.6 million for 2007. The increase is primarily due to higher compensation and benefits expense resulting from increased staff, primarily in the U.S. Insurance segment. Included in other underwriting expenses were corporate expenses, which are expenses that are not allocated to segments, of $13.8 million and $13.1 million for 2008 and 2007, respectively.

Other underwriting expenses for 2007 were $152.6 million compared to $138.0 million for 2006. The increase was primarily due to higher compensation and benefits expense resulting from increased staff, primarily in the U.S. Insurance segment. Included in other underwriting expenses were corporate expenses of $13.1 million and $26.5 million for 2007 and 2006, respectively. The decrease was primarily due to the allocation of share-based compensation expense in 2007 to segments.

Interest, Fees and Bond Issue Cost Amortization Expense. Interest and other expense was $79.2 million and $91.6 million for 2008 and 2007, respectively. The decrease was primarily due to the acceleration of amortization of the bond issue costs for the junior subordinated debt securities which were retired in November, 2007, with no such expense in 2008. In addition, the interest reduction on the retired junior subordinated notes was partially offset by the interest on the new long term notes.

Interest and other expense was $91.6 million and $69.9 million for 2007 and 2006, respectively. The increase was due to the new long term notes we issued in April, 2007 and the acceleration of the amortization of the bond issue costs associated with the November 15, 2007 early retirement of the 7.85% junior subordinated debt securities.

Income Tax (Benefit) Expense. Our income tax was a benefit of $64.8 million in 2008, principally as a result of net realized capital losses due to fair value re-measurements, other-than-temporary impairments and losses on sales of public equity securities. We had income tax expense of $188.7 million and $150.9 million for 2007 and 2006, respectively, primarily due to income from operations and net realized capital gains in both periods. Our income tax is primarily a function of the statutory tax rates and corresponding pre-tax income in the jurisdictions where we operate, coupled with the impact from tax-preferenced investment income. Variations in our effective tax rate generally result from changes in the relative levels of pre-tax income among jurisdictions with different tax rates.

Net (Loss) Income.

Our net loss was $18.8 million for 2008 compared to $839.3 million of net income for 2007. This decrease was primarily driven by after-tax net realized capital losses and increased catastrophe losses in 2008 compared to after-tax net realized capital gains and fewer catastrophe losses in 2007.

Ratios.

Our combined ratio increased by 4.0 points to 95.6% for 2008 compared to 91.6% for 2007. The loss ratio component increased 2.3 points for 2008, principally due to the increase in current year catastrophe losses and attritional prior years’ reserve development, partially offset by the absence of development on A&E reserves in 2008. The commission and brokerage ratio component increased by 1.1 points for 2008 due to the increased commission rates on new insurance programs and higher contingent commissions. The other underwriting expense ratio component increased minimally by 0.6 points for 2008.

Our combined ratio increased by 1.9 points to 91.6% in 2007 compared to 89.7% in 2006. The loss ratio component increased 0.5 points for 2007, principally due to prior year A&E losses. The commission and brokerage ratio component increased by 1.2 points for 2007. The underwriting expense ratio component increased minimally by 0.2 points for 2007.

Shareholders’ Equity.

Shareholders’ equity decreased by $724.4 million to $4,960.4 million in 2008 from $5,684.8 million in 2007, principally as a result of $236.6 million of unrealized depreciation, net of tax, on investments, $193.3 million of foreign currency translation adjustments, the repurchase of 1.6 million common shares for $150.7 million, $118.6 million of shareholder dividends, pension adjustments, net of tax, of $25.2 million and net loss of $18.8 million, partially offset by share-based compensation transactions of $20.0 million. The increase in unrealized depreciation is due to the current financial market liquidity crisis that has resulted in significantly increased credit spreads and concomitantly lower corporate and municipal security values.

Shareholders’ equity increased by $577.1 million to $5,684.8 million in 2007 from $5,107.7 million in 2006, principally as a result of the $839.3 million of net income, $65.4 million from foreign currency translation adjustments, unrealized appreciation and pension adjustments, and $35.1 million of share-based compensation transactions, partially offset by the repurchase of 2.5 million common shares at a cost of $241.6 million and the payment of $121.4 million of shareholder dividends.

Consolidated Investment Results

Net Investment Income.

Net investment income decreased 17.1% to $565.9 million in 2008 from $682.4 million in 2007, primarily due to losses incurred on our limited partnership investments, particularly those that invested in public equity securities, in 2008 compared to income in 2007.

Net investment income increased 8.4% to $682.4 million in 2007 from $629.4 million in 2006, primarily due to a growth in invested assets to $14.9 billion at December 31, 2007 from $14.0 billion at December 31, 2006. The asset growth emanated largely from continued positive cash flow from operations.

The following table shows the components of net investment income for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	2008	2007	2006
Fixed maturities	$ 543.4	$ 496.6	$ 508.5
Equity securities	19.9	24.7	21.2
Short-term investments and cash	52.1	109.1	61.0
Other invested assets
Limited partnerships	(42.2)	59.2	54.7
Other	2.3	3.1	2.9
Total gross investment income	575.5	692.7	648.4
Interest credited and other expense	(9.6)	(10.3)	(19.0)
Total net investment income	$ 565.9	$ 682.4	$ 629.4
	.
(Some amounts may not reconcile due to rounding.)

The following table shows a comparison of various investment yields for the periods indicated:

	2008	2007	2006
Imbedded pre-tax yield of cash and invested assets at December 31	4.5%	4.7%	4.6%
Imbedded after-tax yield of cash and invested assets at December 31	4.0%	3.9%	4.0%

Annualized pre-tax yield on average cash and invested assets	4.0%	4.9%	4.8%
Annualized after-tax yield on average cash and invested assets	3.4%	4.1%	4.2%

Because of our historical income orientation, we have generally managed our investments to maximize reportable income. The following table provides a comparison of our total return by asset class relative to broadly accepted industry benchmarks for the periods indicated:

	2008	2007	2006
Fixed income portfolio total return	0.3%	5.0%	4.6%
Lehman bond aggregate index	5.2%	7.0%	4.3%

Common equity portfolio total return	-40.9%	9.2%	19.2%
S&P 500 index	-37.0%	5.5%	15.8%

Other invested asset portfolio total return	-7.4%	13.5%	19.8%

The pre-tax equivalent total return for the bond portfolio was approximately 2.1%, 5.7% and 5.3%, respectively, for 2008, 2007 and 2006. The pre-tax equivalent return adjusts the yield on tax-exempt bonds to the fully taxable equivalent.

Net Realized Capital (Losses) Gains.

The following table presents the composition of our net realized capital (losses) gains for the periods indicated:

	Years Ended December 31,			2008/2007		2007/2006
(Dollars in millions)	2008	2007	2006	Variance	% Change	Variance	% Change
(Losses) gains from sales:
Fixed maturities, market value
Gains	$ 14.5	$ 2.6	$ 14.9	$ 11.9	NM	$ (12.3)	-82.6%
Losses	(27.2)	(8.5)	(2.0)	(18.7)	220.0%	(6.5)	NM
Total	(12.6)	(5.9)	12.8	(6.7)	113.6%	(18.7)	-145.6%

Fixed maturities, fair value
Gains	0.1	-	-	0.1	NM	-	NM
Losses	-	-	-	-	NM	-	NM
Total	0.1	-	-	0.1	NM	-	NM

Equity securities, market value
Gains	-	-	34.1	-	NM	(34.1)	-100.0%
Losses	-	-	(11.8)	-	NM	11.8	-100.0%
Total	-	-	22.3	-	NM	(22.3)	-100.0%

Equity securities, fair value
Gains	23.4	45.9	-	(22.5)	-49.0%	45.9	NM
Losses	(254.1)	(22.0)	-	(232.1)	NM	(22.0)	NM
Total	(230.6)	24.0	-	(254.6)	NM	24.0	NM

Total net realized capital (losses) gains from sales
Gains	38.0	48.5	49.0	(10.5)	-21.6%	(0.5)	-1.0%
Losses	(281.3)	(30.4)	(13.9)	(250.9)	NM	(16.6)	119.8%
Total	(243.3)	18.1	35.1	(261.4)	NM	(17.1)	-48.7%

Other-than-temporary impairments:	(176.5)	(8.4)	-	(168.1)	NM	(8.4)	NM

(Losses) gains from fair value adjustments:
Fixed maturities, fair value	1.5	-	-	1.5	NM	-	NM
Equity securities, fair value	(277.5)	76.6	-	(354.1)	NM	76.6	NM
Total	(276.0)	76.6	-	(352.6)	NM	76.6	NM

Total net realized capital (losses) gains	$ (695.8)	$ 86.3	$ 35.1	$ (782.1)	NM	$ 51.1	145.6%

(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)

We recorded $276.0 million in net realized capital losses due to fair value re-measurement on fixed maturities and equity securities for 2008 and $76.6 million of net realized capital gains due to fair value re-measurements on equity securities for 2007. In addition, we recorded other-than-temporary impairments of $176.5 million and $8.4 million for 2008 and 2007, respectively. These net realized capital losses were attributable to the current financial liquidity crisis and related global economic downturn. Numerous financial corporations have either filed for bankruptcy or received assistance from the U.S. Government. This activity has severely impacted both the equity and credit markets. Equities are trading at multiyear lows, spreads on fixed maturities are at unprecedented levels and many securities have been downgraded by rating agencies.

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

The following discusses the underwriting results for each of our segments for the periods indicated:

U.S. Reinsurance.

The following table presents the underwriting results and ratios for the U.S. Reinsurance segment for the periods indicated.

	Years Ended December 31,			2008/2007		2007/2006
(Dollars in millions)	2008	2007	2006	Variance	% Change	Variance	% Change
Gross written premiums	$ 957.9	$ 1,193.5	$ 1,336.7	$ (235.6)	-19.7%	$ (143.2)	-10.7%
Net written premiums	948.8	1,183.1	1,331.7	(234.3)	-19.8%	(148.6)	-11.2%

Premiums earned	$ 1,050.3	$ 1,282.9	$ 1,281.1	$ (232.5)	-18.1%	$ 1.8	0.1%
Incurred losses and LAE	798.2	705.4	851.2	92.8	13.1%	(145.8)	-17.1%
Commission and brokerage	273.3	327.2	298.1	(53.9)	-16.5%	29.1	9.8%
Other underwriting expenses	32.2	33.3	24.9	(1.1)	-3.3%	8.3	33.4%
Underwriting (loss) gain	$ (53.3)	$ 217.0	$ 106.8	$ (270.3)	-124.6%	$ 110.2	103.1%

					Point Chg		Point Chg
Loss ratio	76.0%	55.0%	66.4%		21.0		(11.4)
Commission and brokerage ratio	26.0%	25.5%	23.3%		0.5		2.2
Other underwriting expense ratio	3.1%	2.6%	2.0%		0.5		0.6
Combined ratio	105.1%	83.1%	91.7%		22.0		(8.6)

(Some amounts may not reconcile due to rounding.)

Premiums.Gross written premiums decreased by 19.7% to $957.9 million in 2008 from $1,193.5 million in 2007, primarily due to a $104.9 million (14.7%) decrease in treaty property volume, a $71.7million (21.6%) decrease in treaty casualty volume and a $57.9 million (39.9%) decrease in facultative volume. Property premiums were lower due to increased common account reinsurance protections, particularly on one Florida quota share account and two quota share non-renewals. Our treaty casualty premium was lower than last year as we reduced this book to a group of core accounts in response to the softer market conditions. Facultative volume decreased due to ceding companies retaining a greater portion of gross premiums and a marketplace that remains competitive. Net written premiums decreased 19.8% to $948.8 million in 2008 compared to $1,183.1 million in 2007, primarily due to the decrease in gross written premiums. Net premiums earned correspondingly decreased 18.1% to $1,050.3 million for 2008 compared to $1,282.9 million for 2007, consistent with the change in net written premiums.

Gross written premiums decreased by 10.7% to $1,193.5 million for 2007 from $1,336.7 million for 2006, primarily due to a $202.6 million (37.9%) decrease in treaty casualty volume and a $70.5 million (32.7%) decrease in facultative volume, partially offset by a $126.8 million (21.6%) increase in treaty property volume. The increase in treaty property writings emanated principally from new quota share treaties. The more competitive environment for the U.S. casualty business resulted in reduced opportunities to write this business profitably. Net written premiums decreased 11.2% to $1,183.1 million for 2007 compared to $1,331.7 million for 2006, primarily due to the decrease in gross written premiums. Net premiums earned increased slightly to $1,282.9 million for 2007 compared to $1,281.1 million for 2006. The change in net premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.The following table presents the incurred losses and LAE for the U.S. Reinsurance segment for the periods indicated.

	Years Ended December 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2008
Attritional	$ 471.3	44.9%		$ 52.9	5.0%		$ 524.2	49.9%
Catastrophes	253.5	24.1%		20.4	1.9%		273.9	26.1%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$ 724.9	69.0%		$ 73.3	7.0%		$ 798.2	76.0%

2007
Attritional	$ 583.9	45.5%		$ (139.9)	-10.9%		$ 443.9	34.6%
Catastrophes	0.1	0.0%		(5.0)	-0.4%		(4.9)	-0.4%
A&E	-	0.0%		266.4	20.8%		266.4	20.8%
Total segment	$ 584.0	45.5%		$ 121.4	9.5%		$ 705.4	55.0%

2006
Attritional	$ 683.6	53.4%		$ (50.4)	-3.9%		$ 633.2	49.4%
Catastrophes	8.9	0.7%		181.7	14.2%		190.6	14.9%
A&E	-	0.0%		27.4	2.1%		27.4	2.1%
Total segment	$ 692.5	54.1%		$ 158.7	12.4%		$ 851.2	66.4%

Variance 2008/2007
Attritional	$ (112.5)	(0.6)	pts	$ 192.8	15.9	pts	$ 80.3	15.3	pts
Catastrophes	253.4	24.1	pts	25.4	2.3	pts	278.8	26.5	pts
A&E	-	-	pts	(266.4)	(20.8)	pts	(266.4)	(20.8)	pts
Total segment	$ 140.9	23.5	pts	$ (48.1)	(2.5)	pts	$ 92.8	21.0	pts

Variance 2007/2006
Attritional	$ (99.8)	(7.9)	pts	$ (89.5)	(7.0)	pts	$ (189.3)	(14.8)	pts
Catastrophes	(8.8)	(0.7)	pts	(186.7)	(14.6)	pts	(195.5)	(15.3)	pts
A&E	-	-	pts	239.0	18.6	pts	239.0	18.6	pts
Total segment	$ (108.5)	(8.6)	pts	$ (37.2)	(2.9)	pts	$ (145.8)	(11.4)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses were $92.8 million (21.0 points) higher in 2008 compared to 2007, primarily due to catastrophe losses from Hurricanes Gustav and Ike and unfavorable reserve development on prior years’ losses, including $32.6 million for an unfavorable arbitration decision relating to a 2001 retrocessional cover. We had no reserve adjustments in 2008 for A&E losses, which experienced $266.4 million adverse development in 2007.

Incurred losses were $145.8 (11.4 points) lower for 2007 compared to 2006, primarily due to lower catastrophe losses. We experienced $181.7 million of catastrophe loss development in 2006 which did not recur in 2007, which contributed another 14.6 points. In addition, we had a greater amount of favorable reserve development related to prior years, which provided 7.0 points of improvement. These favorable factors were partially mitigated by an 18.6 point increase driven by asbestos reserve strengthening.

Segment Expenses.Commission and brokerage expenses decreased to $273.3 million for 2008 from $327.2 million in 2007 or by 16.5%, generally in line with the 18.1% decrease in net earned premiums. Segment other underwriting expenses for 2008 decreased slightly to $32.2 million from $33.3 million for 2007.

Commission and brokerage increased by 9.8% to $327.2 million for 2007 from $298.1 million in 2006, principally due to an $18.9 million increase in contingent commissions and somewhat higher base ceding commissions. Segment other underwriting expenses for 2007 increased to $33.3 million from $24.9 million for 2006, principally due to the allocation of certain corporate charges to segments, which had been previously retained in corporate expenses.

U.S. Insurance.

The following table presents the underwriting results and ratios for the U.S. Insurance segment for the periods indicated.

	Years Ended December 31,			2008/2007		2007/2006
(Dollars in millions)	2008	2007	2006	Variance	% Change	Variance	% Change
Gross written premiums	$ 771.8	$ 885.6	$ 866.3	$ (113.8)	-12.9%	$ 19.3	2.2%
Net written premiums	617.0	744.3	753.3	(127.3)	-17.1%	(9.0)	-1.2%

Premiums earned	$ 705.5	$ 735.9	$ 761.7	$ (30.4)	-4.1%	$ (25.8)	-3.4%
Incurred losses and LAE	549.9	556.4	519.9	(6.5)	-1.2%	36.5	7.0%
Commission and brokerage	146.7	136.2	123.1	10.5	7.7%	13.1	10.7%
Other underwriting expenses	64.3	58.2	48.9	6.1	10.5%	9.3	19.0%
Underwriting (loss) gain	$ (55.4)	$ (14.9)	$ 69.8	$ (40.5)	NM	$ (84.7)	-121.3%

					Point Chg		Point Chg
Loss ratio	77.9%	75.6%	68.3%		2.3		7.3
Commission and brokerage ratio	20.8%	18.5%	16.1%		2.3		2.4
Other underwriting expense ratio	9.2%	7.9%	6.4%		1.3		1.5
Combined ratio	107.9%	102.0%	90.8%		5.9		11.2

(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)

Premiums.Gross written premiums decreased by 12.9% to $771.8 million for 2008 from $885.6 million for 2007. Conditions for workers’ compensation, contractors and public entity business have gotten increasingly competitive, which has reduced the volume of business that meets our underwriting and pricing criteria. A little less than half of the shortfall compared to last year was from the C.V. Starr program, where we have lost public entity accounts because we did not match market pricing and terms. In addition, the $76.3 million of gross written premium we assumed on a new program in 2007 did not recur in 2008. Net written premiums decreased by 17.1% to $617.0 million for 2008 compared to $744.3 million for 2007. The decrease in net written premiums was larger than the decline in gross written premiums primarily due to increased reinsurance cessions. Net premiums earned decreased 4.1% to $705.5 million for 2008 from $735.9 million for 2007. The lesser reduction in net premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are reflected at the initiation of the coverage period.

Gross written premiums increased by 2.2% to $885.6 million for 2007 from $866.3 million for 2006. The increase is primarily the result of a new program we assumed late in 2007 with approximately $76 million of gross written premium. Absent this new program, gross written premiums would have decreased due to the further decline in our workers’ compensation and contractors liability writings in response to increased competition. Net written premiums decreased by 1.2% to $744.3 million for 2007 compared to $753.3 million for 2006 as our retention level fell slightly. Net premiums earned decreased 3.4% to $735.9 million for 2007 from $761.7 million for 2006, in line with the decrease in net written premiums.

Incurred Losses and LAE.The following table presents the incurred losses and LAE for the U.S. Insurance segment for the periods indicated.

	Years Ended December 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2008
Attritional	$ 481.0	68.2%		$ 69.1	9.8%		$ 550.1	78.0%
Catastrophes	-	0.0%		(0.3)	0.0%		(0.3)	0.0%
Total segment	$ 481.0	68.2%		$ 68.8	9.8%		$ 549.9	77.9%

2007
Attritional	$ 518.5	70.5%		$ 38.3	5.2%		$ 556.8	75.7%
Catastrophes	-	0.0%		(0.4)	-0.1%		(0.4)	-0.1%
Total segment	$ 518.5	70.5%		$ 37.9	5.1%		$ 556.4	75.6%

2006
Attritional	$ 588.0	77.2%		$ (68.5)	-9.0%		$ 519.5	68.2%
Catastrophes	-	0.0%		0.4	0.1%		0.4	0.1%
Total segment	$ 588.0	77.2%		$ (68.1)	-8.9%		$ 519.9	68.3%

Variance 2008/2007
Attritional	$ (37.5)	(2.3)	pts	$ 30.8	4.6	pts	$ (6.7)	2.3	pts
Catastrophes	-	-	pts	0.2	0.0	pts	0.2	0.0	pts
Total segment	$ (37.5)	(2.3)	pts	$ 31.0	4.7	pts	$ (6.5)	2.3	pts

Variance 2007/2006
Attritional	$ (69.5)	(6.8)	pts	$ 106.8	14.2	pts	$ 37.3	7.5	pts
Catastrophes	-	-	pts	(0.8)	(0.1)	pts	(0.8)	(0.1)	pts
Total segment	$ (69.5)	(6.7)	pts	$ 106.0	14.0	pts	$ 36.5	7.3	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased by 1.2% to $549.9 million for 2008 from $556.4 million for 2007 driven by the 4.1% decrease in net earned premium and a 2.3 point reduction in the current year loss ratio. In 2008, we strengthened reserves for an auto loan credit insurance program by $85.3 million as the deterioration in general economic conditions adversely impacted loan performance resulting in unforeseen increases in loan default rates and claim amounts. We had strengthened the reserves for this program by $64.7 million in 2007. We commuted our remaining liability on this program with the largest policyholder representing approximately one third of the remaining loss exposure. Given the magnitude of our current reserves, the maturity of the remaining insured portfolio and the reduced principal exposure, we believe future loss development, if any, related to this program will not be material. Other than as related to this run-off program, the segment experienced favorable reserve development in both 2008 and 2007.

Incurred losses and LAE increased by 7.0% to $556.4 million for 2007 from $519.9 million for 2006 as the segment loss ratio increased by 7.3 points to 75.6%. From a ratio perspective, the swing in prior years’ development from favorable in 2006 to adverse in 2007 resulted in 14.0 points of increase. The adverse development in 2007 was the result of $64.7 million of adverse reserve run-off on a canceled auto loan credit insurance program, partially offset by favorable development on the remainder of the reserves. The 2007 accident year loss ratio was 70.5% which was 6.7 points lower than 2006. The 2006 accident year loss ratio was negatively impacted by the auto loan credit insurance program discussed above.

Segment Expenses.Commission and brokerage increased by 7.7% to $146.7 million for 2008 from $136.2 million in 2007, principally due to higher commissions on two new programs. Segment other underwriting expenses for 2008 increased to $64.3 million as compared to $58.2 million for 2007, primarily due to increased compensation costs associated with increased staff.

Commission and brokerage increased by 10.7% to $136.2 million for 2007 from $123.1 million in 2006, principally due to an increase in regular commission on new programs and higher profit commissions. Segment other underwriting expenses for 2007 increased to $58.2 million as compared to $48.9 million for 2006 due to the allocation of certain corporate charges to segments, which had been previously retained in corporate expenses.

Specialty Underwriting.

The following table presents the underwriting results and ratios for the Specialty Underwriting segment for the periods indicated.

	Years Ended December 31,			2008/2007		2007/2006
(Dollars in millions)	2008	2007	2006	Variance	% Change	Variance	% Change
Gross written premiums	$ 260.4	$ 270.1	$ 251.2	$ (9.7)	-3.6%	$ 18.9	7.5%
Net written premiums	254.2	263.8	243.8	(9.6)	-3.6%	20.0	8.2%

Premiums earned	$ 251.8	$ 262.0	$ 244.5	$ (10.2)	-3.9%	$ 17.5	7.1%
Incurred losses and LAE	165.9	173.3	163.9	(7.4)	-4.3%	9.3	5.7%
Commission and brokerage	70.8	68.5	67.8	2.3	3.4%	0.7	1.0%
Other underwriting expenses	8.1	8.5	6.6	(0.4)	-4.8%	1.9	29.0%
Underwriting gain	$ 7.0	$ 11.7	$ 6.2	$ (4.7)	-40.0%	$ 5.5	89.3%

					Point Chg		Point Chg
Loss ratio	65.9%	66.1%	67.0%		(0.2)		(0.9)
Commission and brokerage ratio	28.1%	26.2%	27.8%		1.9		(1.6)
Other underwriting expense ratio	3.2%	3.2%	2.7%		-		0.5
Combined ratio	97.2%	95.5%	97.5%		1.7		(2.0)

(Some amounts may not reconcile due to rounding.)

Premiums.Gross written premiums decreased by 3.6% to $260.4 million for 2008 from $270.1 million for 2007. Aviation premiums were lower by $16.9 million (58.9%) owing to very competitive market conditions. A&H premiums were lower by $15.4 million (16.1%) largely due to lower premiums under certain quota share contracts where the ceding companies have culled their books to improve their loss experience. Marine premiums were up by $19.8 million (19.8%) due to higher premiums on our quota share covers and improved rates across the book. Surety premiums were up $2.8 million or 6.1%. Net written premiums decreased 3.6% to $254.2 million for 2008 compared to $263.8 million for 2007, as a result of the decrease in gross written premiums. Net premiums earned decreased 3.9% to $251.8 million for 2008 compared to $262.0 million for 2007, in line with the change in net written premiums.

Gross written premiums increased by 7.5% to $270.1 million for 2007 from $251.2 million for 2006, primarily due to a $36.9 million (58.7%) increase in marine premiums and a $12.2 million (14.7%) increase in A&H premiums, partially offset by a $24.6 million (34.9%) decrease in surety premiums and a $5.7 million (16.5%) decrease in aviation premiums. The increased marine premium growth emanated from growth in existing quota share business as well as new quota share contracts. We continued to decrease our aviation and surety writings, in response to more competitive market conditions. Net written premiums increased 8.2% to $263.8 million for 2007 compared to $243.8 million for 2006, as a result of the increase in gross written premiums. Net premiums earned increased 7.1% to $262.0 million for 2007 compared to $244.5 million for 2006, in line with the growth in net written premiums.

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the Specialty Underwriting segment for the periods indicated.

	Years Ended December 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2008
Attritional	$ 150.8	59.9%		$ (7.5)	-3.0%		$ 143.3	56.9%
Catastrophes	17.5	7.0%		5.1	2.0%		22.6	9.0%
Total segment	$ 168.3	66.9%		$ (2.5)	-1.0%		$ 165.9	65.9%

2007
Attritional	$ 146.2	55.8%		$ 3.3	1.2%		$ 149.4	57.0%
Catastrophes	0.4	0.2%		23.5	9.0%		23.9	9.1%
Total segment	$ 146.6	55.9%		$ 26.7	10.2%		$ 173.3	66.1%

2006
Attritional	$ 141.2	57.7%		$ (38.2)	-15.6%		$ 103.0	42.1%
Catastrophes	-	0.0%		60.9	24.9%		60.9	24.9%
Total segment	$ 141.2	57.7%		$ 22.7	9.3%		$ 163.9	67.0%

Variance 2008/2007
Attritional	$ 4.7	4.1	pts	$ (10.8)	(4.2)	pts	$ (6.1)	(0.1)	pts
Catastrophes	17.1	6.8	pts	(18.4)	(6.9)	pts	(1.3)	(0.1)	pts
Total segment	$ 21.8	11.0	pts	$ (29.2)	(11.2)	pts	$ (7.4)	(0.2)	pts

Variance 2007/2006
Attritional	$ 5.0	(2.0)	pts	$ 41.4	16.9	pts	$ 46.4	14.9	pts
Catastrophes	0.4	0.2	pts	(37.5)	(16.0)	pts	(37.1)	(15.8)	pts
Total segment	$ 5.4	(1.8)	pts	$ 4.0	0.9	pts	$ 9.3	(0.9)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased to $165.9 million for 2008 compared to $173.3 million for 2007, as both attritional losses and catastrophe losses were similar for the two periods. The bulk of the 2008 catastrophe losses emanated from Hurricanes Gustav and Ike, while the 2007 losses were primarily caused by late reported marine losses from Hurricane Rita.

Incurred losses and LAE increased 5.7% to $173.3 million for 2007 compared to $163.9 million for 2006, generally proportional to the increase in net earned premiums. The loss ratio for the current accident year was slightly lower in 2007 compared to 2006. We experienced 10.2 points of adverse development in 2007 compared to 9.3 points in 2006. Catastrophe loss development, principally within the marine business related to Hurricane Katrina, was the principal driver of the overall development in both 2007 and 2006.

Segment Expenses.Commission and brokerage increased 3.4% to $70.8 million in 2008 from $68.5 million in 2007 due primarily to the combined impacts of an increase in proportional premiums written, which generate higher ceding commissions, on the marine business and an increase in contingent commission on the aviation business. Segment other underwriting expenses decreased slightly to $8.1 million for 2008 from $8.5 million for 2008.

Commission and brokerage increased 1.0% to $68.5 million in 2007 from $67.8 million in 2006 due primarily to premium growth. Segment other underwriting expenses increased 29.0% to $8.5 million for 2007 from $6.6 million for 2006, primarily due to the allocation of certain corporate charges to segments, which had been previously retained in corporate expenses.

International.

The following table presents the underwriting results and ratios for the International segment for the periods indicated.

	Years Ended December 31,			2008/2007		2007/2006
(Dollars in millions)	2008	2007	2006	Variance	% Change	Variance	% Change
Gross written premiums	$ 904.7	$ 805.9	$ 731.7	$ 98.8	12.3%	$ 74.1	10.1%
Net written premiums	902.1	806.0	730.7	96.2	11.9%	75.3	10.3%

Premiums earned	$ 885.5	$ 803.8	$ 719.5	$ 81.6	10.2%	$ 84.4	11.7%
Incurred losses and LAE	504.8	501.9	382.8	2.9	0.6%	119.1	31.1%
Commission and brokerage	230.9	199.5	180.5	31.5	15.8%	18.9	10.5%
Other underwriting expenses	19.8	18.6	13.8	1.1	6.2%	4.8	34.7%
Underwriting gain	$ 129.9	$ 83.8	$ 142.3	$ 46.1	55.0%	$ (58.4)	-41.1%

					Point Chg		Point Chg
Loss ratio	57.0%	62.4%	53.2%		(5.4)		9.2
Commission and brokerage ratio	26.1%	24.8%	25.1%		1.3		(0.3)
Other underwriting expense ratio	2.2%	2.4%	1.9%		(0.2)		0.5
Combined ratio	85.3%	89.6%	80.2%		(4.3)		9.4

(Some amounts may not reconcile due to rounding.)

Premiums.Gross written premiums increased by 12.3% to $904.7 million for 2008 from $805.9 million for 2007. Due, in part, to our strong financial strength ratings, we obtained increased participations on treaties in most regions over the course of the past twelve months. As well, we benefited from new business writings as some insurers sought to increase the financial strength ratings of their reinsurance panels. In addition, we obtained some preferential signings including preferential terms and conditions, and benefited from higher rates in some markets. Premiums written through the Miami and New Jersey offices increased by $106.0 million (22.5%); the Asian branch increased by $24.2 million (14.6%), while premiums for the Canadian branch decreased by $31.8 million (18.7%). Net written premiums increased by 11.9% to $902.1 million for 2008 compared to $806.0 million for 2007, principally as a result of the increase in gross written premiums. Net premiums earned increased 10.2% to $885.5 million for 2008 compared to $803.8 million for 2007, generally consistent with the increase in net written premiums.

Gross written premiums increased by 10.1% to $805.9 million for 2007 from $731.7 million for 2006. Approximately half of this increase was attributable to the impact of other currencies strengthening against the U.S. dollar. We wrote reinsurance contracts in multiple currencies and as these currencies strengthened and were converted to U.S. dollars for financial reporting, they converted to higher dollar values. Business written through the Miami and New Jersey offices increased by $35.0 million (8.0%), business written through the Asian branch increased by $22.3 million (15.6%) and business written through the Canadian branch increased by $17.9 million (11.8%). We have experienced strong fundamental growth in geographic areas where economic growth and demand for reinsurance is strong. Net written premiums increased by 10.3% to $806.0 million for 2007 compared to $730.7 million for 2006, principally as a result of the increase in gross written premiums. Net premiums earned increased 11.7% to $803.8 million for 2007 compared to $719.5 million for 2006, consistent with the increase in net written premiums.

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the International segment for the periods indicated.

	Years Ended December 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2008
Attritional	$ 501.4	56.6%		$ (33.5)	-3.8%		$ 467.9	52.8%
Catastrophes	43.5	4.9%		(6.7)	-0.8%		36.9	4.2%
Total segment	$ 544.9	61.5%		$ (40.1)	-4.5%		$ 504.8	57.0%

2007
Attritional	$ 435.6	54.2%		$ (10.9)	-1.4%		$ 424.7	52.8%
Catastrophes	75.4	9.4%		1.8	0.2%		77.2	9.6%
Total segment	$ 511.0	63.6%		$ (9.1)	-1.1%		$ 501.9	62.4%

2006
Attritional	$ 389.3	54.1%		$ (31.7)	-4.4%		$ 357.5	49.7%
Catastrophes	6.7	0.9%		18.6	2.6%		25.3	3.5%
Total segment	$ 396.0	55.0%		$ (13.1)	-1.8%		$ 382.8	53.2%

Variance 2008/2007
Attritional	$ 65.8	2.4	pts	$ (22.5)	(2.4)	pts	$ 43.3	0.0	pts
Catastrophes	(31.9)	(4.5)	pts	(8.4)	(1.0)	pts	(40.4)	(5.5)	pts
Total segment	$ 33.9	(2.1)	pts	$ (31.0)	(3.4)	pts	$ 2.9	(5.4)	pts

Variance 2007/2006
Attritional	$ 46.3	0.1	pts	$ 20.8	3.1	pts	$ 67.1	3.1	pts
Catastrophes	68.8	8.5	pts	(16.8)	(2.4)	pts	51.9	6.1	pts
Total segment	$ 115.1	8.6	pts	$ 4.0	0.7	pts	$ 119.1	9.2	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased slightly to $504.8 million for 2008 compared to $501.9 million for 2007. The segment loss ratio decreased by 5.4 points for 2008 compared to 2007 due to lower current year catastrophe losses in 2008 compared to 2007. The 2008 current year catastrophe losses included a large snowstorm in China and Hurricanes Gustav and Ike. In addition, increased favorable development on prior years’ reserves period over period contributed to the lower loss ratio.

Incurred losses and LAE increased by 31.1% to $501.9 million for 2007 compared to $382.8 million for 2006. The segment loss ratio increased by 9.2 points, principally due to an increase in the catastrophe loss ratio by 6.1 points. In 2007, catastrophe losses included Tabasco, Mexico floods, New South Wales storm, Peruvian earthquake, Hurricane Dean, and Jakarta flood. In addition, the reduction in favorable reserve development, year over year, accounted for the increase in the segment loss ratio in 2007 compared to 2006.

Segment Expenses.Commission and brokerage increased 15.8% to $230.9 million for 2008 from $199.5 million in 2007. The increase was principally due to the growth in premiums earned. In addition, the commission and brokerage ratio increased largely due to increased contingent commissions emanating from the profitable results. Segment other underwriting expenses for 2008 increased to $19.8 million compared to $18.6 million for 2007.

Commission and brokerage increased 10.5% to $199.5 million for 2007 from $180.5 million in 2006, consistent with the increase in premiums. Segment other underwriting expenses for 2007 increased to $18.6 million compared to $13.8 million for 2006, primarily due to the allocation of certain corporate charges to segments, which had been previously retained in corporate expenses.

Bermuda.

The following table presents the underwriting results and ratios for the Bermuda segment for the periods indicated.

	Years Ended December 31,			2008/2007		2007/2006
(Dollars in millions)	2008	2007	2006	Variance	% Change	Variance	% Change
Gross written premiums	$ 783.4	$ 922.5	$ 814.9	$ (139.1)	-15.1%	$ 107.6	13.2%
Net written premiums	783.1	922.3	816.2	(139.2)	-15.1%	106.1	13.0%

Premiums earned	$ 801.2	$ 912.9	$ 846.4	$ (111.7)	-12.2%	$ 66.4	7.9%
Incurred losses and LAE	420.3	611.2	516.6	(190.9)	-31.2%	94.6	18.3%
Commission and brokerage	208.9	230.4	213.7	(21.5)	-9.3%	16.7	7.8%
Other underwriting expenses	24.2	20.9	17.2	3.3	15.6%	3.7	21.7%
Underwriting gain	$ 147.8	$ 50.4	$ 99.0	$ 97.5	193.4%	$ (48.6)	-49.1%

					Point Chg		Point Chg
Loss ratio	52.5%	67.0%	61.0%		(14.5)		6.0
Commission and brokerage ratio	26.1%	25.2%	25.3%		0.9		(0.1)
Other underwriting expense ratio	2.9%	2.3%	2.0%		0.6		0.3
Combined ratio	81.5%	94.5%	88.3%		(13.0)		6.2

(Some amounts may not reconcile due to rounding.)

Premiums.Gross written premiums decreased 15.1% to $783.4 million for 2008 compared to $922.5 million for 2007. The Bermuda home office premiums were down for 2008 compared to 2007 by $69.7 million, principally due to a discontinued account and conversion of a large casualty quota share to excess of loss coverage. The U.K. branch premiums were down $69.1 million due to the non-renewal of two casualty proportional contracts. Net written premiums decreased 15.1% to $783.1 million for 2008 compared to $922.3 million for 2007 and net premiums earned decreased 12.2% to $801.2 million for 2008 compared to $912.9 million for 2007, commensurate with the decrease in gross written premiums.

Gross written premiums increased 13.2% to $922.5 million for 2007 compared to $814.9 million for 2006. Premiums written from the Bermuda office increased $61.0 million and premiums written from the UK office increased $47.3 million. The increase in the Bermuda office premiums was driven by growth in worldwide treaty casualty reinsurance business and approximately half of the increase from the UK office was driven by the Pound Sterling currency strengthening against the U.S. dollar during 2007. Net written premiums increased 13.0% to $922.3 million for 2007 compared to $816.2 million for 2006, commensurate with the increase in gross written premiums. Net premiums earned increased 7.9% to $912.9 million for 2007 compared to $846.4 million for 2006. The change in net premiums earned relative to the net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are reflected at the initiation of the coverage period.

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the Bermuda segment for the periods indicated.

	Years Ended December 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2008
Attritional	$ 445.7	55.6%		$ (56.6)	-7.1%		$ 389.1	48.6%
Catastrophes	39.3	4.9%		(8.1)	-1.0%		31.2	3.9%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$ 485.0	60.5%		$ (64.7)	-8.1%		$ 420.3	52.5%

2007
Attritional	$ 505.2	55.3%		$ (79.4)	-8.7%		$ 425.8	46.6%
Catastrophes	76.3	8.4%		(12.1)	-1.3%		64.2	7.0%
A&E	-	0.0%		121.2	13.3%		121.2	13.3%
Total segment	$ 581.6	63.7%		$ 29.6	3.2%		$ 611.2	67.0%

2006
Attritional	$ 481.2	56.8%		$ (54.4)	-6.4%		$ 426.7	50.4%
Catastrophes	-	0.0%		10.7	1.3%		10.7	1.3%
A&E	-	0.0%		79.2	9.4%		79.2	9.4%
Total segment	$ 481.2	56.8%		$ 35.4	4.2%		$ 516.6	61.0%

Variance 2008/2007
Attritional	$ (59.5)	0.3	pts	$ 22.8	1.6	pts	$ (36.7)	1.9	pts
Catastrophes	(37.1)	(3.5)	pts	4.0	0.3	pts	(33.1)	(3.2)	pts
A&E	-	-	pts	(121.2)	(13.3)	pts	(121.2)	(13.3)	pts
Total segment	$ (96.6)	(3.2)	pts	$ (94.3)	(11.3)	pts	$ (190.9)	(14.5)	pts

Variance 2007/2006
Attritional	$ 24.1	(1.5)	pts	$ (25.0)	(2.3)	pts	$ (0.9)	(3.8)	pts
Catastrophes	76.3	8.4	pts	(22.8)	(2.6)	pts	53.6	5.8	pts
A&E	-	-	pts	42.0	3.9	pts	42.0	3.9	pts
Total segment	$ 100.4	6.9	pts	$ (5.8)	(1.0)	pts	$ 94.6	6.0	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased 31.2% to $420.3 million for 2008 compared to $611.2 million for 2007. The principal driver of the decrease was the absence of development on A&E loss reserves in 2008, which reduced the segment loss ratio by 13.3 points.

Incurred losses and LAE increased 18.3% to $611.2 million for 2007 compared to $516.6 million for 2006. The segment loss ratio for Bermuda increased 6.0 points, reflecting a 5.8 point increase in catastrophe losses and a 3.9 point increase for A&E losses, partially offset by a 3.8 point decrease for attritional losses. The current year catastrophe losses include winter storm Kyrill and the June and July, 2007 London floods. The increase in A&E losses was due to the strengthening of asbestos reserves, principally for the direct business.

Segment Expenses.Commission and brokerage decreased 9.3% to $208.9 million for 2008 from $230.4 million for 2007, principally the result of a decline in premiums earned and the change in the mix of business. Segment other underwriting expenses for 2008 increased to $24.2 million compared to $20.9 million for 2007, primarily due to a general increase in operations to support the business.

Commission and brokerage increased 7.8% to $230.4 million for 2007 from $213.7 million for 2006, principally due to the increase in premiums earned. Segment other underwriting expenses for 2007 increased to $20.9 million compared to $17.2 million for 2006, primarily due to the allocation of certain corporate charges to segments, which had been previously retained in corporate expenses.

Critical Accounting Policies

The following is a summary of the critical accounting policies related to accounting estimates that (1) require management to make assumptions about highly uncertain matters and (2) could materially impact the consolidated financial statements if management made different assumptions.

Loss and LAE Reserves. Our most critical accounting policy is the determination of our loss and LAE reserves. We maintain reserves equal to our estimated ultimate liability for losses and LAE for reported and unreported claims for our insurance and reinsurance businesses. Because reserves are based on estimates of ultimate losses and LAE by underwriting or accident year, we use a variety of statistical and actuarial techniques to monitor reserve adequacy over time, evaluate new information as it becomes known and adjust reserves whenever an adjustment appears warranted. We consider many factors when setting reserves including: (1) our exposure base and projected ultimate premiums earned; (2) our expected loss ratios by product and class of business, which are developed collaboratively by underwriters and actuaries; (3) actuarial methodologies which analyze our loss reporting and payment experience, reports from ceding companies and historical trends, such as reserving patterns, loss payments and product mix; (4) current legal interpretations of coverage and liability; (5) economic conditions; and (6) uncertainties discussed below regarding our liability for A&E claims. Our insurance and reinsurance loss and LAE reserves represent our best estimate of our ultimate liability. Actual losses and LAE ultimately paid may deviate, perhaps substantially, from such reserves. Our net income will be impacted in a period in which the change in estimated ultimate losses and LAE is recorded. See also ITEM 8, “Financial Statements and Supplementary Data” - Note 1 of Notes to the Consolidated Financial Statements.

It is more difficult to accurately estimate loss reserves for reinsurance liabilities than for insurance liabilities. At December 31, 2008 we had reinsurance reserves of $6,626.4 million and insurance loss reserves of $2,214.3 million, of which $533.2 million and $200.9 million, respectively, were loss reserves for A&E liabilities. A detailed discussion of additional considerations related to A&E exposures follows later in this section.

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

Our carried reserves at each reporting date are our best estimate of ultimate unpaid losses and LAE at that date. We complete detailed reserve studies for each exposure group annually for our reinsurance operations and quarterly for our insurance operations. The completed annual reinsurance reserve studies are “rolled forward” for each accounting period until the subsequent reserve study is completed. The roll-forward process involves comparing actual reported losses to expected losses based on the most recent reserve study. We analyze significant variances between actual and expected losses and post adjustments to our reserves as warranted.

Given the inherent variability in our loss reserves, we have developed an estimated range of possible gross reserve levels. A table of ranges by segment, accompanied by commentary on potential and historical variability, is included in “Financial Condition - Loss and LAE Reserves”. The ranges are statistically developed using the exposure groups used in the reserve estimation process and aggregated to the segment level. For each exposure group, our actuaries calculate a range for each accident year based principally on two variables. The first is the historical changes in losses and LAE incurred but not reported (“IBNR”) for each accident year over time; the second is volatility of each accident year’s held reserves related to estimated ultimate losses, also over time. Both are measured at various ages from the end of the accident year through the final payout of the year’s losses. Ranges are developed for the exposure groups using statistical methods to adjust for diversification; the ranges for the exposure groups are aggregated to the segment level, likewise, with an adjustment for diversification. Our estimates of our reserve variability may not be comparable to those of other companies because there are no consistently applied actuarial or accounting standards governing such presentations. Our recorded reserves reflect our best point estimate of our liabilities and our actuarial methodologies focus on developing such point estimates. We calculate the ranges subsequently, based on the historical variability of such reserves.

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

With respect to asbestos claims in particular, several additional factors have emerged in recent years that further compound the difficulty in estimating our liability. These developments include: (a) a changing mix of claim types represented in new filings, with the relative percentage of claims by individuals with no functional impairment first increasing then decreasing over the past several years; (b) the growth in the number of claims where coverage is sought under the general liability portion of insurance policies rather than the product liability portion; (c) an increase in settlement values being paid to asbestos claimants, especially those with cancer or functional impairment; (d) the slow development of asbestos bankruptcy cases, as a result of which many of the critical legal issues arising in those cases are still unresolved at the appellate level; (e) measures adopted by specific courts to ameliorate the worst procedural abuses; (f) legislation in some states to address asbestos litigation issues; and (g) the potential that other states or the U.S. Congress may adopt legislation on asbestos litigation. Anecdotal evidence suggests that new claims filing rates have decreased, that new filings of asbestos-driven bankruptcies have decreased and that various procedural and legislative reforms are beginning to diminish the potential ultimate liability for asbestos losses.

We believe that these uncertainties continue to render reserves for A&E, and particularly asbestos losses, significantly less subject to traditional actuarial analysis than reserves for other types of losses. We establish reserves to the extent that, in the judgment of management, the facts and prevailing law reflect an exposure for us or our ceding companies.

We have direct relationships with Mt. McKinley policyholders and we attempt to uphold our contractual rights and assert valid defenses to coverage where appropriate. The uncertainties inherent in asbestos coverage and bankruptcy litigations have provided us the opportunity to engage in settlement negotiations with a number of policyholders who have potentially significant asbestos liabilities. Those discussions are aimed at achieving reasonable negotiated settlements that limit Mt. McKinley’s liability to a given policyholder to a sum certain. Because of the risks and uncertainties inherent in litigation, we cannot be certain that this approach will lead to a negotiated settlement in the range expected by us in each or every instance. Between 2004 and 2008, we concluded settlements or reached agreement in principle with 19 of our high profile policyholders. We continue the approach of attempting to negotiate with such policyholders that may have significant asbestos liabilities, in part because their exposures have developed to the point where we and the policyholder have sufficient information to be motivated to settle. We believe that this active approach will ultimately result in a more cost-effective liquidation of Mt. McKinley’s liabilities than a passive approach, although it may also introduce additional variability in Mt. McKinley’s losses and cash flows as reserves are adjusted to reflect the developments in litigation, negotiations and, ultimately, potential settlements.

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

Due to the uncertainties discussed above, the ultimate losses attributable to A&E, and particularly asbestos, may be subject to more variability than are non-A&E reserves and such variation could have a material adverse effect on our financial condition, results of operations and/or cash flows. See also ITEM 8, “Financial Statements and Supplementary Data” - Notes 1 and 3 of Notes to the Consolidated Financial Statements.

Reinsurance Receivables. We have purchased reinsurance to reduce our exposure to adverse claim experience, large claims and catastrophic loss occurrences. Our ceded reinsurance provides for recovery from reinsurers of a portion of losses and loss expenses under certain circumstances. Such reinsurance does not relieve us of our obligation to our policyholders. In the event our reinsurers are unable to meet their obligations under these agreements or are able to successfully challenge losses ceded by us under the contracts, we will not be able to realize the full value of the reinsurance receivable balance. To minimize exposure from uncollectible reinsurance receivables, we have a reinsurance security committee that evaluates the financial strength of each reinsurer prior to our entering into a reinsurance arrangement. In some cases, we may hold full or partial collateral for the receivable, including letters of credit, trust assets and cash. Additionally, creditworthy foreign reinsurers of business written in the U.S. are generally required to secure their obligations. We have established reserves for uncollectible balances based on our assessment of the collectibility of the outstanding balances. As of December 31, 2008 and 2007, the reserve for uncollectible balances was $247.9 million and $173.0 million, respectively. Actual uncollectible amounts may vary, perhaps substantially, from such reserves, impacting income in the period in which the change in reserves is made. See also ITEM 8, “Financial Statements and Supplementary Data” - Note 13 of Notes to the Consolidated Financial Statements and “Financial Condition – Reinsurance Receivables” below.

Premiums Written and Earned. Premiums written by us are earned ratably over the coverage periods of the related insurance and reinsurance contracts. We establish unearned premium reserves to cover the unexpired portion of each contract. Such reserves are computed using pro rata methods based on statistical data received from ceding companies. Premiums earned, and the related costs, which have not yet been reported to us, are estimated and accrued. Because of the inherent lag in the reporting of written and earned premiums by our ceding companies, we use standard accepted actuarial methodologies to estimate earned but not reported premium at each financial reporting date. These earned but not reported premiums are combined with reported earned premiums to comprise our total premiums earned for determination of our incurred losses and loss and LAE reserves. Commission expense and incurred losses related to the change in earned but not reported premium are included in current period company and segment financial results. See also ITEM 8, “Financial Statements and Supplementary Data” - Note 1 of Notes to the Consolidated Financial Statements.

The following table displays the estimated components of earned but not reported premiums by segment for the periods indicated:

	At December 31,
(Dollars in millions)	2008	2007	2006
U.S. Reinsurance	$ 289.2	$ 405.3	$ 426.2
U.S. Insurance	13.9	13.7	16.5
Specialty Underwriting	82.2	82.8	85.2
International	181.0	178.5	199.9
Bermuda	185.1	202.2	160.6
Total	$ 751.3	$ 882.5	$ 888.4
(Some amounts may not reconcile due to rounding.)

Investment Valuation. Our fixed income investments are classified for accounting purposes as available for sale and are carried at market value or fair value in our consolidated balance sheets. Our equity securities are also held as available for sale and are carried at market or fair value. Most securities we own are traded on national exchanges where market values are readily available. Some of our commercial mortgage-backed securities (“CMBS”) are valued using cash flow models and risk-adjusted discount rates. We hold some privately placed securities, less than 0.5% of the portfolio, that are either valued by brokers or an investment advisor. At December 31, 2008 and 2007, our investment portfolio included $644.8 million and $623.6 million, respectively, of limited partnership investments whose values are reported pursuant to the equity method of accounting. We carry these investments at values provided by the managements of the limited partnerships and due to inherent reporting lags, the carrying values are based on values with “as of” dates from one month to one quarter prior to our financial statement date.

As of December 31, 2008 and 2007, we had net unrealized losses, net of tax, of $163.4 million and net unrealized gains, net of tax, of $73.2 million, respectively. Gains and losses from market fluctuations for investments held at market value are reflected as comprehensive income in the consolidated balance sheets. Gains and losses from market fluctuations for investments held at fair value are reflected as net realized capital gains and losses in the consolidated statements of operations and comprehensive income (loss) in accordance with the provisions of FAS 159. Market value declines for the fixed income portfolio, which are considered other-than-temporary impairments are reflected in our consolidated statements of operations and comprehensive income (loss), as realized capital losses. We consider many factors when determining whether a market value decline is other-than-temporary, including: (1) our ability and intent to hold the security, (2) the length of time the market value has been below book value, (3) the credit strength of the issuer, (4) the issuer’s market sector, (5) the length of time to maturity and (6) for asset-backed securities, increases in prepayments, credit enhancements and underlying default rates. If management’s assessments change in the future, we may ultimately record a realized loss after management originally concluded that the decline in value was temporary. See also ITEM 8, “Financial Statements and Supplementary Data” - Note 1 of Notes to the Consolidated Financial Statements.

FINANCIAL CONDITION

Cash and Invested Assets. Aggregate invested assets, including cash and short-term investments, were $13,714.3 million at December 31, 2008, a decrease of $1,221.9 million, compared to $14,936.2 million at December 31, 2007. This decrease was primarily the result of $657.6 million in foreign exchange losses on our portfolio securities and cash, $310.4 million of unrealized depreciation, a $276.0 million decline due to fair value adjustments, $243.3 million of net realized capital losses on sales, $176.5 million of other-than-temporary impairments, repurchases of 1.6 million of our common shares for $150.7 million and $118.6 million paid out in dividends to shareholders, partially offset by $663.0 million of cash flows from operations.

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

Over the past few years, we had reallocated our equity investment portfolio to include: 1) publicly traded equity securities and 2) private equity limited partnership investments. The objective of this portfolio diversification was to enhance the risk-adjusted total return of the investment portfolio by allocating a prudent portion of the portfolio to higher return asset classes. We had limited our allocation to these asset classes because of 1) the potential for volatility in their values and 2) the impact of these investments on regulatory and rating agency capital adequacy models. As a result of the dramatic slowdown in the global economy and the liquidity crisis affecting the financial markets, we significantly reduced our exposure to public equities during the fourth quarter of 2008 and correspondingly increased our holdings in short-term investments during the fourth quarter. At December 31, 2008, the market or fair value of investments in equity and limited partnership securities approximated 16% of shareholders’ equity, a decrease of 22 points from the 38% of shareholders’ equity at December 31, 2007.

The tables below summarize the composition and characteristics of our investment portfolio as of the dates indicated:

	December 31,
	2008	2007
Fixed maturities, market value	78.5%	68.6%
Fixed maturities, fair value	0.3%	0.0%
Equity securities - market value	0.1%	0.1%
Equity securities - fair value	0.9%	10.3%
Short-term investments	13.8%	14.9%
Other invested assets	4.9%	4.4%
Cash	1.5%	1.7%
Total investments and cash	100.0%	100.0%

	December 31,
	2008	2007
Fixed income portfolio duration (years)	4.1	3.9
Fixed income composite credit quality	Aa2	Aa2
Imbedded end of period yield, pre-tax	4.5%	4.7%
Imbedded end of period yield, after-tax	4.0%	3.9%

The following table provides a comparison of our total return by asset class relative to broadly accepted industry benchmarks for the periods indicated:

	2008	2007	2006
Fixed income portfolio total return	0.3%	5.0%	4.6%
Lehman bond aggregate index	5.2%	7.0%	4.3%

Common equity portfolio total return	-40.9%	9.2%	19.2%
S & P 500 index	-37.0%	5.5%	15.8%

Other invested asset portfolio total return	-7.4%	13.5%	19.8%

The pre-tax equivalent total return for the bond portfolio was approximately 2.1%, 5.7% and 5.3%, respectively, for 2008, 2007 and 2006. The pre-tax equivalent return adjusts the yield on tax-exempt bonds to the fully taxable equivalent.

Reinsurance Receivables. Reinsurance receivables for both paid and unpaid losses totaled $657.2 million at December 31, 2008 and $666.2 million at December 31, 2007. At December 31, 2008, $185.4 million, or 28.2%, was receivable from Transatlantic; $100.0 million, or 15.2%, was receivable from Continental; $57.0 million, or 8.7%, was receivable from Munich Re; $39.6 million, or 6.0%, was receivable from Ace; $36.9 million, or 5.6%, was receivable from Berkley and $33.8 million or 5.1% was receivable from C.V. Starr. The receivable from Continental is collateralized by a funds held arrangement under which we have retained the premiums earned by the retrocessionaire to secure obligations of the retrocessionaire, recorded them as a liability, credited interest on the balances at a stated contractual rate and reduced the liability account as payments become due. In addition, $227.3 million was receivable from Founders, for which the Company has recorded a full provision for uncollectibility. No other retrocessionaire accounted for more than 5% of our receivables.

Loss and LAE Reserves. Gross loss and LAE reserves totaled $8,840.7 million at December 31, 2008 and $9,040.6 million at December 31, 2007.

The following tables summarize gross outstanding loss and LAE reserves by segment, classified by case reserves and IBNR reserves, for the periods indicated:

Gross Reserves By Segment

	At December 31, 2008
	Case	IBNR	Total	% of
(Dollars in millions)	Reserves	Reserves	Reserves	Total
U.S. Reinsurance	$ 1,384.7	$ 1,884.1	$ 3,268.8	37.0%
U.S. Insurance	589.1	1,217.8	1,806.9	20.4%
Specialty Underwriting	260.8	163.4	424.2	4.8%
International	664.3	427.3	1,091.6	12.3%
Bermuda	634.9	827.4	1,462.3	16.5%
Total excluding A&E	3,533.7	4,520.1	8,053.8	91.1%
A&E	434.5	352.3	786.8	8.9%
Total including A&E	$ 3,968.2	$ 4,872.4	$ 8,840.7	100.0%

(Some amounts may not reconcile due to rounding.)

	At December 31, 2007
	Case	IBNR	Total	% of
(Dollars in millions)	Reserves	Reserves	Reserves	Total
U.S. Reinsurance	$ 1,414.2	$ 1,907.0	$ 3,321.2	36.8%
U.S. Insurance	597.5	1,083.7	1,681.2	18.6%
Specialty Underwriting	273.2	161.3	434.5	4.8%
International	632.0	472.8	1,104.8	12.2%
Bermuda	753.1	823.0	1,576.1	17.4%
Total excluding A&E	3,670.0	4,447.8	8,117.8	89.8%
A&E	439.8	483.0	922.8	10.2%
Total including A&E	$ 4,109.8	$ 4,930.8	$ 9,040.6	100.0%

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

There can be no assurance that reserves for, and losses from, claim obligations will not increase in the future, possibly by a material amount. However, we believe that our existing reserves and reserving methodologies lessen the probability that any such increase would have a material adverse effect on our financial condition, results of operations or cash flows. In this context, we note that over the past 10 years, our calendar year operations have been affected by effects from prior period reserve re-estimates, ranging from a favorable $26.4 million in 2005, representing 0.5% of the net prior period reserves for the year in which the adjustment was made, to an unfavorable $249.4 million in 2004, representing 3.7% of the net prior period reserves for the year in which the adjustment was made.

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

The following table below represents the reserve levels and ranges for each of our business segments for the period indicated:

	Outstanding Reserves and Ranges By Segment (1)
	At December 31, 2008
	As	Low	Low	High	High
(Dollars in millions)	Reported	Range % (2)	Range (2)	Range % (2)	Range (2)
Gross Reserves By Segment
U.S. Reinsurance	$ 3,268.8	-14.3%	$ 2,802.2	14.3%	$ 3,735.3
U.S. Insurance	1,806.9	-20.9%	1,430.1	20.9%	2,183.7
Specialty Underwriting	424.2	-16.2%	355.3	16.2%	493.1
International	1,091.6	-10.8%	973.5	10.8%	1,209.8
Bermuda	1,462.3	-8.0%	1,344.8	8.0%	1,579.9
Total Gross Reserves
(excluding A&E)	8,053.8	-10.6%	7,196.8	10.6%	8,910.9
A&E (All Segments)	786.8	-13.7%	679.0	13.7%	894.6
Total Gross Reserves	$ 8,840.7	-10.3%	7,927.4	10.3%	9,754.0

(Some amounts may not reconcile due to rounding.)

_______________

(1)	There can be no assurance that reserves will not ultimately exceed the indicated ranges requiring additional income statement expense.
(2)	Although totals are displayed for both the low and high range amounts, because of the statistical methods employed, the range of the total is not equal to the sum of the ranges of the segments.

Depending on the specific segment, the range derived for the loss reserves, excluding reserves for A&E exposures, ranges from minus 8.0% to minus 20.9% for the low range and from plus 8.0% to plus 20.9% for the high range. Both the higher and lower ranges are associated with the U.S. Insurance segment. The size of the range is dependent upon the level of confidence associated with the outcome. Within each range, our best estimate of loss reserves is based upon the point estimatederived by our actuaries in detailed reserve studies. Such ranges are necessarily subjective due to the lack of generally accepted actuarial standards with respect to their development. For the above presentation, we have assumed what we believe is a reasonable confidence level but note that there can be no assurance that our claim obligations will not vary outside of these ranges.

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

Mt. McKinley began writing small amounts of A&E exposed insurance in 1975 and increased the volume of its writings in 1978. These writings ceased in 1984, giving Mt. McKinley an approximate 10-year window of potential A&E exposure, which is appreciably shorter than is the case for many companies with significant A&E exposure. Additionally, due to changes in and standardization of policy forms, it is rare for policies in the 1970s and 1980s to have been issued without aggregate limits on the product liability coverage. Policies issued in earlier decades were generally more likely to lack aggregate limits.

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

Asbestos and Environmental Exposures. A&E exposures represent a separate exposure group for monitoring and evaluating reserve adequacy. The following table summarizes incurred losses and outstanding loss reserves with respect to A&E reserves on both a gross and net of retrocessions basis for the periods indicated:

	At December 31,
(Dollars in millions)	2008	2007	2006
Gross Basis:
Beginning of period reserves	$ 922.8	$ 650.1	$ 649.5
Incurred losses and LAE:
Reported losses	130.7	70.8	87.9
Change in IBNR	(130.7)	334.2	25.5
Total incurred losses and LAE	-	405.0	113.4
Paid losses	(136.0)	(132.3)	(112.7)
End of period reserves	$ 786.8	$ 922.8	$ 650.1

Net Basis:
Beginning of period reserves	$ 827.4	$ 511.4	$ 450.4
Incurred losses and LAE:
Reported losses	120.0	69.9	81.6
Change in IBNR	(120.0)	317.6	25.0
Total incurred losses and LAE	-	387.5	106.6
Paid losses	(78.3)	(71.6)	(45.5)
End of period reserves	$ 749.1	$ 827.4	$ 511.4

(Some amounts may not reconcile due to rounding.)

At December 31, 2008, the gross reserves for A&E losses were comprised of $161.0 million representing case reserves reported by ceding companies, $139.7 million representing additional case reserves established by us on assumed reinsurance claims, $133.8 million representing case reserves established by us on direct excess insurance claims, including Mt. McKinley, and $352.3 million representing IBNR reserves.

With respect to asbestos only, at December 31, 2008, we had gross asbestos loss reserves of $734.1 million, or 93.3%, of total A&E reserves, of which $533.2 million was for assumed business and $200.9 million was for direct business.

The following tables summarize reserve and claim activity on a gross and net of ceded reinsurance basis for our reinsurance and direct asbestos exposures:

Asbestos - Reinsurance	At December 31,
(Dollars in millions)	2008	2007	2006
Gross Basis:
Beginning of period reserves	$ 585.3	$ 320.5	$ 313.4
Incurred losses and LAE:
Reported losses	71.3	39.2	54.1
Change in IBNR	(71.3)	265.8	(2.7)
Total incurred losses and LAE	-	305.0	51.4
Paid losses	(52.2)	(40.2)	(44.3)
End of period reserves	$ 533.2	$ 585.3	$ 320.5

Net Basis:
Beginning of period reserves	$ 557.4	$ 302.0	$ 289.5
Incurred losses and LAE:
Reported losses	66.2	40.4	50.9
Change in IBNR	(66.2)	255.6	3.6
Total incurred losses and LAE	-	296.0	54.5
Paid losses	(49.1)	(40.6)	(42.0)
End of period reserves	$ 508.2	$ 557.4	$ 302.0

(Some amounts may not reconcile due to rounding.)

Asbestos - Direct	At December 31,
(Dollars in millions)	2008	2007	2006
Gross Basis:
Beginning of period reserves	$ 273.6	$ 260.5	$ 255.5
Incurred losses and LAE:
Reported losses	51.6	23.2	36.6
Change in IBNR	(51.6)	76.8	25.4
Total incurred losses and LAE	-	100.0	62.0
Paid losses	(72.7)	(86.9)	(57.0)
End of period reserves	$ 200.9	$ 273.6	$ 260.5

Net Basis:
Beginning of period reserves	$ 205.9	$ 140.4	$ 75.8
Incurred losses and LAE:
Reported losses	46.6	21.8	33.8
Change in IBNR	(46.6)	69.8	23.8
Total incurred losses and LAE	-	91.6	57.6
Paid losses	(18.6)	(26.1)	7.0
End of period reserves	$ 187.3	$ 205.9	$ 140.4

(Some amounts may not reconcile due to rounding.)

Ultimate loss projections for A&E liabilities cannot be accomplished using standard actuarial techniques. In 2007, we completed a detailed study of our asbestos experience and our cedants’ asbestos exposures and also considered industry trends. Our Claims Department undertook a contract by contract analysis of our direct business and projected those findings to our assumed reinsurance business. Our actuaries utilized nine methodologies to project our potential ultimate liabilities including projections based on internal data and assessments, extrapolations of non-public and publicly available data for our cedants and benchmarking against industry data and experience. As a result of the study, we increased our gross reinsurance asbestos reserves by $250.0 million and our gross direct asbestos reserves by $75.0 million. Subsequent to the study, we have not experienced significant claims activity related to asbestos. We believe that our A&E reserves represent our best estimate of the ultimate liability, however, there can be no assurance that ultimate loss payments will not exceed such reserves, perhaps by a significant amount. No additional reserve strengthening was made in 2008.

Industry analysts use the “survival ratio” to compare the A&E reserves among companies with such liabilities. The survival ratio is typically calculated by dividing a company’s current net reserves by the three year average of annual paid losses. Hence, the survival ratio equals the number of years that it would take to exhaust the current reserves if future loss payments were to continue at historical levels. Using this measurement, our net three year asbestos survival ratio was 2.8 years for direct business and 11.6 years for reinsurance business at December 31, 2008. From a comparison perspective, A.M. Best published survival ratios as of December 31, 2007, the latest available information, of 8.2 years for the overall insurance industry and 13.6 years for the reinsurance sector.

Because the survival ratio was developed as a comparative measure of reserve strength and does not indicate absolute reserve adequacy, we consider, but do not rely on, the survival ratio when evaluating our reserves. In particular, we note that year to year loss payment variability can be material. This is due, in part, to our orientation to negotiated settlements, particularly on our Mt. McKinley exposures, which significantly reduces the credibility and utility of this measure as an analytical tool. During 2008, we made asbestos net claim payments of $46.2 million to Mt McKinley high profile claimants where the claim was either closed or a settlement had been reached. Such payments, which are non-repetitive, distort downward our three year survival ratio for 2008 and will continue to do so for 2009 and 2010. Adjusting for such settlements, recognizing that total settlements are generally considered fully reserved to an agreed settlement, we consider that our adjusted asbestos survival ratio for net unsettled claims is 9.2 years, which is closer to prevailing industry norms.

Shareholders’ Equity. Our shareholders’ equity decreased to $4,960.4 million as of December 31, 2008 from $5,684.8 million as of December 31, 2007. This decrease was the result of unrealized depreciation on investments, net of tax, of $236.6 million, $193.3 million of foreign currency translation adjustments, the repurchase of 1.6 million common shares for $150.7 million, $118.6 million of shareholder dividends and a net loss of $18.8 million, partially offset by $18.7 million of additional paid in capital on share-based compensation transactions.

The Company’s shareholders’ equity increased to $5,684.8 million as of December 31, 2007 from $5,107.7 million as of December 31, 2006, principally due to $839.3 million of net income for the twelve months ended December 31, 2007, partially offset by the repurchase of 2.5 million common shares for $241.6 million and $121.4 million of shareholder dividends.

LIQUIDITY AND CAPITAL RESOURCES

Capital. Our business operations are in part dependent on our financial strength and financial strength ratings, and the market’s perception of our financial strength, as measured by shareholders’ equity, which was $4,960.4 million and $5,684.8 million at December 31, 2008 and 2007, respectively. We possess significant financial flexibility and access to the debt and equity markets as a result of our perceived financial strength, as evidenced by the financial strength ratings as assigned by independent rating agencies. During the last six months of 2008, the capital markets have been illiquid in reaction to the deepening credit crisis which has led to bank and other financial institution failures and effective failures. Credit spreads have soared and the equity markets have declined significantly during this period making access to the capital markets, for even highly rated companies, difficult and costly. Our capital position remains strong, commensurate with our financial ratings. We have ample liquidity to meet our financial obligations for the foreseeable future. Therefore, we have no foreseeable need to tap the capital markets in the near term.

From time to time, we have used open market share repurchases to adjust our capital position and enhance long term expected returns to our shareholders. On July 21, 2008, our existing authorization to purchase up to 5 million of our shares was amended to authorize the purchase of up to 10 million shares. As of December 31, 2008, we had repurchased 4.2 million shares under this authorization.

On December 17, 2008, we renewed our shelf registration statement on Form S-3ASR with the SEC, as a Well Known Seasoned Issuer. This shelf registration statement can be used by Group to register common shares, preferred shares, debt securities, warrants, share purchase contracts and share purchase units; by Holdings to register debt securities and by Everest Re Capital Trust III (“Capital Trust III”) to register trust preferred securities.

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

Over the past few years, we had reallocated our equity portfolio to include 1) publicly traded equity securities and 2) private equity limited partnership investments. The objective of this portfolio diversification was to enhance the risk-adjusted total return of the investment portfolio by allocating a prudent portion of the portfolio to higher return asset classes. We had limited our allocation to these asset classes because of 1) the potential for volatility in their values and 2) the impact of these investments on regulatory and rating agency capital adequacy models. As a result of the concomitant decline in equity values slowdown in the global economy and the liquidity crisis affecting the financial markets, we significantly reduced our exposure to public equities during the fourth quarter of 2008 and correspondingly increased our holdings in short-term investments during the fourth quarter. At December 31, 2008, the market or fair value of investments in equity and limited partnership securities approximated 16% of shareholders’ equity.

Our liquidity requirements are generally met from positive cash flow from operations. Positive cash flow results from reinsurance and insurance premiums being collected prior to disbursements for claims, which disbursements generally take place over an extended period after the collection of premiums, sometimes a period of many years. Collected premiums are generally invested, prior to their use in such disbursements, and investment income provides additional funding for loss payments. Our net cash flows from operating activities were $663.0 million, $854.4 million and $636.3 million for the years ended December 31, 2008, 2007 and 2006, respectively. Additionally, these cash flows reflected net tax payments of $11.0 million, $282.6 million and $46.6 million for the years ended December 31, 2008, 2007 and 2006, respectively; net catastrophe loss payments of $290.5 million, $443.1 million and $896.5 million for the years ended December 31, 2008, 2007 and 2006, respectively; and net A&E payments of $78.3 million, $71.6 million and $45.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.

If disbursements for claims and benefits, policy acquisition costs and other operating expenses were to exceed premium inflows, cash flow from insurance operations would be negative. The effect on cash flow from insurance operations would be partially offset by cash flow from investment income. Additionally, cash inflows from investment maturities and dispositions, both short-term investments and longer term maturities are available to supplement other operating cash flows.

As the timing of payments for claims and benefits cannot be predicted with certainty, we maintain portfolios of long term invested assets with varying maturities, along with short-term investments that provide additional liquidity for payment of claims. At December 31, 2008 and 2007, we held cash and short-term investments of $2,095.5 million and $2,476.3 million, respectively. All of our short-term investments are readily marketable and can be converted to cash. In addition to these cash and short-term investments at December 31, 2008, we had $606.4 million of available for sale fixed maturity securities maturing within one year or less, $2,605.8 million maturing within one to five years and $5,669.0 million maturing after five years. Our $136.7 million of equity securities are comprised primarily of publicly traded securities that can be easily liquidated. We believe that these fixed maturity and equity securities, in conjunction with the short-term investments and positive cash flow from operations, provide ample sources of liquidity for the expected payment of losses in the near future. We do not anticipate selling securities or using available credit facilities to pay losses and LAE but have the ability to do so. Sales of securities might result in realized capital gains or losses and at December 31, 2008 we had $178.4 million of net pre-tax unrealized depreciation, comprised of $612.1 million of pre-tax unrealized depreciation and $433.7 million of pre-tax unrealized appreciation.

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

Effective July 27, 2007, Group, Bermuda Re and Everest International entered into a new five year, $850.0 million senior credit facility with a syndicate of lenders, replacing the December 8, 2004, senior credit facilities, which would have expired on December 8, 2007. Both the July 27, 2007 and December 8, 2004 senior credit facilities are referred to as the “Group Credit Facility”. Wachovia Bank, a subsidiary of Wells Fargo Corporation (“Wachovia Bank”), is the administrative agent for the Group Credit Facility, which consists of two tranches. Tranche one provides up to $350.0 million of unsecured revolving credit for liquidity and general corporate purposes, and for the issuance of unsecured standby letters of credit. The interest on the revolving loans shall, at the Company’s option, be either (1) the Base Rate (as defined below) or (2) an adjusted London Interbank Offered Rate (“LIBOR”) plus a margin. The Base Rate is the higher of (a) the prime commercial lending rate established by Wachovia Bank or (b) the Federal Funds Rate plus 0.5% per annum. The amount of margin and the fees payable for the Group Credit Facility depends on Group’s senior unsecured debt rating. Tranche two exclusively provides up to $500.0 million for the issuance of standby letters of credit on a collateralized basis.

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth. Minimum net worth is an amount equal to the sum of $3,575.4 million plus 25% of consolidated net income for each of Group’s fiscal quarters, for which statements are available ending on or after January 1, 2007 and for which consolidated net income is positive, plus 25% of any increase in consolidated net worth during such period attributable to the issuance of ordinary and preferred shares, which at December 31, 2008, was $3,856.5 million. As of December 31, 2008, the Company was in compliance with all Group Credit Facility covenants.

At December 31, 2008, there were no outstanding letters of credit under tranche one and $411.9 million issued under tranche two of the Group Credit Facility. At December 31, 2007, there were outstanding letters of credit of $22.0 million and $288.0 million under tranche one and tranche two of the Group Credit Facility, respectively.

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

The Holdings Credit Facility requires Holdings to maintain a debt to capital ratio of not greater than 0.35 to 1 and Everest Re to maintain its statutory surplus at $1.5 billion plus 25% of future aggregate net income and 25% of future aggregate capital contributions after December 31, 2005, which at December 31, 2008, was $1,821.1 million. As of December 31, 2008, Holdings was in compliance with all Holdings Credit Facility covenants.

At December 31, 2008 and 2007, there were outstanding letters of credit of $28.0 million and $17.2 million, respectively, under the Holdings Credit Facility.

Costs incurred in connection with the Group Credit Facility and the Holdings Credit Facility were $1.3 million and $1.4 million for December 31, 2008 and 2007, respectively.

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

From an enterprise risk management perspective, management sets limits on the levels of catastrophe loss exposure we may underwrite. The limits are revised periodically based on a variety of factors, including but not limited to our financial resources and expected earnings and risk/reward analyses of the business being underwritten.

Management estimated that the projected economic loss from its largest 100-year event does not exceed 10% of its projected 2009 shareholders’ equity. Economic loss is the gross PML reduced by estimated reinstatement premiums to renew coverage and income taxes. The impact of income taxes on the PML depends on the distribution of the losses by corporate entity, which is also affected by inter-affiliate reinsurance. Management also monitors and controls its largest PMLs at multiple points along the loss distribution curve, such as loss amounts at the 20, 50, 100, 250, 500 and 1,000 year return periods. This process enables management to identify and control exposure accumulations and to integrate such exposures into enterprise risk, underwriting and capital management decisions.

Our catastrophe loss projections, segmented by risk zones, are updated quarterly and reviewed as part of a formal risk management review process.

We believe that our greatest worldwide 1 in 100 year exposure to a single catastrophic event is to a hurricane affecting the U.S. southeast coast, where we estimate we have a gross PML exposure of $845 million. See also table under ITEM 1, “Business - Risk Management of Underwriting and Retrocession Arrangements”.

If such a single catastrophe loss were to occur, management estimates that the economic loss to us would be approximately $534 million. The estimate involves multiple variables, including which Everest entity would experience the loss, and as a result there can be no assurance that this amount would not be exceeded.

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

We have not recently purchased corporate retrocessional protection and have generally de-emphasized the purchase of specific reinsurance by our underwriters, reflecting our view that our exposures, in the context of our capital, financial position and current market pricing, do not warrant reinsurance purchases at current price levels. See ITEM 1, “Business - Risk Management of Underwriting and Retrocession Arrangements” for further details.

Contractual Obligations. The following table shows our contractual obligations for the period indicated:

	Payments due by period
		Less than			More than
(Dollars in millions)	Total	1 year	1-3 years	3-5 years	5 years
8.75% Senior notes	$ 200.0	$ -	$ 200.0	$ -	$ -
5.40% Senior notes	250.0	-	-	-	250.0
Junior subordinated debt	329.9	-	-	-	329.9
6.6% Long term notes	400.0	-	-	-	400.0
Interest expense (1)	2,152.6	77.2	128.2	119.5	1,827.7
Employee benefit plans	5.1	5.1	-	-	-
Operating lease agreements	93.6	8.6	17.8	16.4	50.8
Gross reserve for losses and LAE (2)	8,840.7	1,806.5	3,218.8	1,064.5	2,750.9
Total	$ 12,271.9	$ 1,897.4	$ 3,564.8	$ 1,200.4	$ 5,609.3

(Some amounts may not reconcile due to rounding.)

_________________

(1)	Interest expense on 6.6% long term notes is assumed to be fixed through contractual term.
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

Dividends.

During 2008, 2007 and 2006, we declared and paid shareholder dividends of $118.6 million, $121.4 million and $39.0 million, respectively. As an insurance holding company, we are partially dependent on dividends and other permitted payments from our subsidiaries to pay cash dividends to our shareholders. The payment of dividends to Group by Holdings and to Holdings by Everest Re is subject to Delaware regulatory restrictions and the payment of dividends to Group by Bermuda Re is subject to Bermuda insurance regulatory restrictions. Management expects that, absent extraordinary catastrophe losses, such restrictions should not affect Everest Re’s ability to declare and pay dividends sufficient to support Holdings’ general corporate needs and that Holdings and Bermuda Re will have the ability to declare and pay dividends sufficient to support Group’s general corporate needs. For the years ended December 31, 2008, 2007 and 2006, Everest Re paid dividends to Holdings of $285.0 million, $245.0 million and $100.0 million, respectively. For the years ended December 31, 2008, 2007 and 2006, Bermuda Re paid dividends to Group of $120.0 million, $0.0 million and $60.0 million, respectively. See ITEM 1, “Business – Regulatory Matters – Dividends” and ITEM 8, “Financial Statements and Supplementary Data” - Note 16 of Notes to Consolidated Financial Statements.

Application of New Accounting Standards.

In July 2006, Financial Accounting Standards Board (“FASB”) released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which is effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” (“FAS 109”). FIN 48 prescribes the financial statement recognition and measurement criteria for tax positions taken or expected to be taken in a tax return. Further, FIN 48 expands the required disclosures associated with uncertain tax positions. As a result of the implementation of FIN 48, we recorded no adjustment in the liability for unrecognized income tax benefits and no adjustment to beginning retained earnings.

In September 2006, the FASB issued FAS No. 157 “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value consistently in GAAP and expands disclosures about fair value measurements. We adopted FAS 157 as of January 1, 2007.

In September 2006, the FASB issued FAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“FAS 158”). FAS 158 requires an employer to (a) recognize in its financial statements an asset for a plan’s over funded status or a liability for a plan’s under funded status, (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year and (c) recognize changes in the funded status of a defined benefit post-retirement plan in the year in which the changes occur as other comprehensive income. We adopted FAS 158 for the reporting period ended December 31, 2006.

In February 2007, the FASB issued FAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment to FASB Statement No. 115” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We adopted FAS 159 as of January 1, 2007.

In March 2008, the FASB issued FAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 requires entities to provide additional disclosures on derivative and hedging activities regarding their effect on financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We will adopt FAS 161 on January 1, 2009.

In October 2008, the FASB issued FASB Staff Position FAS 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FAS 157-3”). FAS 157-3 clarifies the application of FAS No. 157 “Fair Value Measurements” (“FAS 157”), in a market that is not active. This FASB Staff Position was effective upon issuance.

In December 2008, the FASB issued FASB Staff Position FAS 132(R)-1 “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FAS 132(R)-1”). FAS 132(R)-1 requires additional disclosures about plan assets. Additional disclosures include investment policies and strategies, fair value of each major plan asset category, inputs and valuation techniques used to develop fair value and any significant concentrations of risk. This FASB Staff Position is effective for fiscal years ending after December 15, 2009. The Company will adopt FAS 132(R)-1 for the reporting period ending December 31, 2009.

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

Our current investment strategy seeks to maximize after-tax income through a high quality, diversified, taxable and tax-preferenced fixed maturity portfolio, while maintaining an adequate level of liquidity. Our mix of taxable and tax-preferenced investments is adjusted periodically, consistent with our current and projected operating results, market conditions and our tax position. The fixed maturities in the investment portfolio are comprised of non-trading available for sale securities. Additionally, we have invested in equity securities. We have also written a small number of equity index put options.

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

Interest Rate Risk. Our $13.7 billion investment portfolio at December 31, 2008 is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations and some foreign exchange rate risk. The impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity portfolio, including short-term investments, from a change in market interest rates. In a declining interest rate environment, it includes prepayment risk on the $1,878.4 million of mortgage-backed securities in the $10,802.7 million fixed maturity portfolio. Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The tables below display the potential impact of market value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $1,889.8 million of short-term investments) for the periods indicated based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates. For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually. To generate appropriate price estimates on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account. For legal entities with a non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios.

	Impact of Interest Rate Shift in Basis Points
	At December 31, 2008
	-200	-100	0	100	200
(Dollars in millions)
Total Market/Fair Value	$ 13,836.0	$ 13,277.1	$ 12,692.5	$ 12,088.1	$ 11,507.2
Market/Fair Value Change from Base (%)	9.0%	4.6%	0.0%	-4.8%	-9.3%
Change in Unrealized Appreciation
After-tax from Base ($)	$ 857.0	$ 436.9	$ -	$ (453.6)	$ (893.9)

	Impact of Interest Rate Shift in Basis Points
	At December 31, 2007
	-200	-100	0	100	200
(Dollars in millions)
Total Market/Fair Value	$ 13,471.3	$ 12,981.6	$ 12,471.3	$ 11,900.2	$ 11,322.5
Market/Fair Value Change from Base (%)	8.0%	4.1%	0.0%	-4.6%	-9.2%
Change in Unrealized Appreciation
After-tax from Base ($)	$ 750.4	$ 382.2	$ -	$ (423.3)	$ (849.7)

We had $8,840.7 million and $9,040.6 million of gross reserves for losses and LAE as of December 31, 2008 and 2007, respectively. These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money. Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value. As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases. These movements are the opposite of the interest rate impacts on the fair value of investments. While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid. Our loss and loss reserve obligations have an expected duration of approximately 4.2 years, which is reasonably consistent with our fixed income portfolio. If we were to discount our loss and LAE reserves, net of $0.7 billion of reinsurance receivables on unpaid losses, the discount would be approximately $1.5 billion resulting in a discounted reserve balance of approximately $6.7 billion, representing approximately 53% of the market value of the fixed maturity investment portfolio funds.

Equity Risk. Equity risk is the potential change in fair and/or market value of the common stock and preferred stock portfolios arising from changing equity prices. Our equity investments consist of a diversified portfolio of individual securities and exchange traded and mutual funds, which invest principally in high quality common and preferred stocks that are traded on the major exchanges. The primary objective of the equity portfolio was to obtain greater total return relative to bonds over time through market appreciation and income.

The tables below display the impact on market value and after-tax unrealized appreciation of a 10% and 20% change in equity prices up and down for the periods indicated.

	Impact of Percentage Change in Equity Fair/Market Values
	At December 31, 2008
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$ 109.4	$ 123.1	$ 136.7	$ 150.4	$ 164.1
After-tax Change in Fair/Market Value	(18.0)	(9.0)	-	9.0	18.0

	Impact of Percentage Change in Equity Fair/Market Values
	At December 31, 2007
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$ 1,248.0	$ 1,404.0	$ 1,560.0	$ 1,716.0	$ 1,871.9
After-tax Change in Fair/Market Value	(244.5)	(122.3)	-	122.3	244.5

Foreign Currency Risk. Foreign currency risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates. Each of our non-U.S./Bermuda (“foreign”) operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines. Generally, we prefer to maintain the capital of our operations in U.S. dollar assets, although this varies by regulatory jurisdiction in accordance with market needs. Each foreign operation may conduct business in its local currency, as well as the currency of other countries in which it operates. The primary foreign currency exposures for these foreign operations are the Canadian Dollar, the British Pound Sterling and the Euro. We mitigate foreign exchange exposure by generally matching the currency and duration of our assets to our corresponding operating liabilities. In accordance with FAS No. 52, “Foreign Currency Translation”, we translate the assets, liabilities and income of non-U.S. dollar functional currency legal entities to the U.S. dollar. This translation amount is reported as a component of other comprehensive income. As of December 31, 2008 there has been no material change in exposure to foreign exchange rates as compared to December 31, 2007.

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

	Change in Foreign Exchange Rates in Percent
	At December 31, 2008
(Dollars in millions)	-20%	-10%	0%	10%	20%

Total After-tax Foreign Exchange Exposure	$ (71.1)	$ (47.9)	$ -	$ 65.9	$ 145.3

	Change in Foreign Exchange Rates in Percent
	At December 31, 2007
(Dollars in millions)	-20%	-10%	0%	10%	20%

Total After-tax Foreign Exchange Exposure	$ (90.6)	$ (56.9)	$ -	$ 73.7	$ 160.0

Equity Index Put Options. Although not considered material in the context of our aggregate exposure to market sensitive instruments, we have issued six equity index put options based on the S&P 500 index and one equity index put option based on the FTSE 100 index, that are market sensitive and sufficiently unique to warrant supplemental disclosure.

We sold six equity index put options based on the S&P 500 index for total consideration, net of commissions, of $22.5 million. These contracts each have a single exercise date, with maturities ranging from 12 to 30 years and strike prices ranging from $1,141.21 to $1,540.63. No amounts will be payable under these contracts if the S&P 500 index is at or above the strike prices on the exercise dates, which fall between June 2017 and March 2031. If the S&P 500 index is lower than the strike price on the applicable exercise date, the amount due will vary proportionately with the percentage by which the index is below the strike price. Based on historical index volatilities and trends and the December 31, 2008 index value, we estimate the probability for each contract of the S&P 500 index falling below the strike price on the exercise date to be less than 55%. The theoretical maximum payouts under the contracts would occur if on each of the exercise dates the S&P 500 index value were zero. At December 31, 2008, the present value of these theoretical maximum payouts using a 6% discount factor was $239.6 million.

We sold one equity index put option based on the FTSE 100 index for total consideration, net of commissions, of $6.7 million. This contract has an exercise date of July 2020 and a strike price of £5,989.75. No amount will be payable under this contract if the FTSE 100 index is at or above the strike price on the exercise date. If the FTSE 100 index is lower than the strike price on the exercise date, the amount due will vary proportionately with the percentage by which the index is below the strike price. Based on historical index volatilities and trends and the December 31, 2008 index value, we estimate the probability that the FTSE 100 index contract will fall below the strike price on the exercise date to be less than 57%. The theoretical maximum payout under the contract would occur if on the exercise date the FTSE 100 index value was zero. At December 31, 2008, the present value of the theoretical maximum payout using a 6% discount factor was $24.2 million.

Because the equity index put options meet the definition of a derivative under FAS 133, we report the fair value of these instruments in our consolidated balance sheets as a liability and record any changes to fair value in our consolidated statements of operations and comprehensive income as net derivative expense or income. Our financial statements reflect fair values for our obligations on these equity put options at December 31, 2008 and 2007 of $60.6 million and $39.7 million, respectively; however, we do not believe that the ultimate settlement of these transactions is likely to require a payment that would exceed the initial consideration received or any payment at all.

As there is no active market for these instruments, the determination of their fair value is based on an industry accepted option pricing model, which requires estimates and assumptions, including those regarding volatility and expected rates of return.

The tables below display the impact of potential movements in interest rates and the equity indices, which are the principal factors affecting fair value of these instruments, looking forward from the fair value for the period indicated. As these are estimates, there can be no assurance regarding future market performance. The asymmetrical results of the interest rate and S&P 500 and FTSE 100 indices shift reflect that the liability cannot fall below zero whereas it can increase to its theoretical maximum.

	Equity Indices Put Options Obligation – Sensitivity Analysis
(Dollars in millions)	At December 31, 2008
Interest Rate Shift in Basis Points:	-200	-100	0	100	200
Total Fair Value	$ 105.5	$ 80.2	$ 60.6	$ 45.4	$ 33.8
Fair Value Change from Base (%)	-74.2%	-32.4%	0.0%	25.0%	44.1%

Equity Indices Shift in Points (S&P 500/FTSE 100):	-500/-2000	-250/-1000	0	250/1000	500/2000
Total Fair Value	$ 134.5	$ 89.0	$ 60.6	$ 42.3	$ 30.4
Fair Value Change from Base (%)	-122.0%	-47.0%	0.0%	30.1%	49.8%

Combined Interest Rate /	-200/	-100/		100/	200/
Equity Indices Shift (S&P 500/FTSE 100):	-500/-2000	-250/-1000	0/0	250/1000	500/2000
Total Fair Value	$ 202.5	$ 113.9	$ 60.6	$ 30.8	$ 15.1
Fair Value Change from Base (%)	-234.4%	-88.0%	0.0%	49.2%	75.1%

	Equity Indices Put Options Obligation – Sensitivity Analysis
(Dollars in millions)	At December 31, 2007
Interest Rate Shift in Basis Points:	-200	-100	0	100	200
Total Fair Value	$ 74.4	$ 54.5	$ 39.7	$ 28.7	$ 20.7
Fair Value Change from Base (%)	-87.6%	-37.4%	0.0%	27.5%	47.8%

Equity Indices Shift in Points (S&P 500/FTSE 100):	-500/-2000	-250/-1000	0	250/1000	500/2000
Total Fair Value	$ 66.5	$ 50.8	$ 39.7	$ 31.7	$ 25.7
Fair Value Change from Base (%)	-67.8%	-28.0%	0.0%	20.1%	35.1%

Combined Interest Rate /	-200/	-100/		100/	200/
Equity Indices Shift (S&P 500/FTSE 100):	-500/-2000	-250/-1000	0/0	250/1000	500/2000
Total Fair Value	$ 115.4	$ 68.4	$ 39.7	$ 22.6	$ 12.7
Fair Value Change from Base (%)	-191.0%	-72.6%	0.0%	43.0%	68.1%

Safe Harbor Disclosure.

This report contains forward-looking statements within the meaning of the U.S. federal securities laws. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the federal securities laws. In some cases, these statements can be identified by the use of forward-looking words such as “may”, “will”, “should”, “could”, “anticipate”, “estimate”, “expect”, “plan”, “believe”, “predict”, “potential” and “intend”. Forward-looking statements contained in this report include information regarding our reserves for losses and LAE, the adequacy of our provision for uncollectible balances, estimates of our catastrophe exposure, the effects of catastrophic events on our financial statements, the ability of Everest Re, Holdings and Bermuda Re to pay dividends and the settlement costs of our specialized equity put options. Forward-looking statements only reflect our expectations and are not guarantees of performance. These statements involve risks, uncertainties and assumptions. Actual events or results may differ materially from our expectations. Important factors that could cause our actual events or results to be materially different from our expectations include those discussed under the caption, ITEM

1A, “Risk Factors”. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment we concluded that, as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

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

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Reference is made to the sections captioned “Information Concerning Nominees”, “Information Concerning Continuing Directors and Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Code of Ethics for CEO and Senior Financial Officers”, “Audit Committee” and “Nominating and Governance Committee” in our proxy statement for the 2009 Annual General Meeting of Shareholders, which will be filed with the Commission within 120 days of the close of our fiscal year ended December 31, 2008 (the “Proxy Statement”), which sections are incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

Reference is made to the sections captioned “Directors’ Compensation” and “Compensation of Executive Officers” in the Proxy Statement, which are incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Reference is made to the sections captioned “Common Share Ownership by Directors and Executive Officers”, “Principal Holders of Common Shares” and “Securities Authorized for Insurance Under Equity Compensation Plans” in the Proxy Statement, which are incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 2, 2009.

EVEREST RE GROUP, LTD.

By:	/S/ JOSEPH V. TARANTO
Joseph V. Taranto (Chairman and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOSEPH V. TARANTO	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2009
Joseph V. Taranto

/S/ THOMAS J. GALLAGHER	Vice Chairman and Chief Underwriting Officer and Director	March 2, 2009
Thomas J. Gallagher

/S/ RALPH E. JONES, III	President and Chief Operating Officer	March 2, 2009
Ralph E. Jones, III

/S/ CRAIG EISENACHER	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 2, 2009
Craig Eisenacher

/S/ KEITH T. SHOEMAKER	Comptroller (Principal Accounting Officer)	March 2, 2009
Keith T. Shoemaker

/S/ MARTIN ABRAHAMS	Director	March 2, 2009
Martin Abrahams

/S/ KENNETH J. DUFFY	Director	March 2, 2009
Kenneth J. Duffy

/S/ JOHN R. DUNNE	Director	March 2, 2009
John R. Dunne

/S/ WILLIAM F. GALTNEY, JR.	Director	March 2, 2009
William F. Galtney, Jr.

/S/ JOHN A. WEBER	Director	March 2, 2009
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

*10.27	Everest Re Group, Ltd. 2002 Stock Incentive Plan, incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (No. 333-97049)

*10.28

Amendment of Employment Agreement by and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc., Everest Re Group, Ltd., Everest Global Services, Inc. and Joseph V. Taranto, dated April 18, 2003, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on April 21, 2003

*10.29	Everest Re Group, Ltd. 2003 Non-Employee Director Equity Compensation Plan, incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (No. 333-105483)

10.30

Tax Assurance from the Bermuda Minister of Finance, dated September 20, 1999, incorporated herein by reference to Exhibit 10.5 to Everest Re Group, Ltd. Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (the “second quarter 2003 10-Q”)

*10.31

Employment Agreement between Everest Reinsurance (Bermuda), Ltd. and Mark S. de Saram, dated October 14, 2004, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on October 14, 2004

*10.32

Amendment to Employment Agreement between Everest Reinsurance (Bermuda), Ltd. and Mark S. de Saram, dated December 8, 2004, incorporated herein by reference to Exhibit 10.2 to Everest Re Group, Ltd. Form 8-K filed on December 14, 2004

10.33

Credit Agreement dated as of December 8, 2004 among Everest Re Group, Ltd., Everest Reinsurance (Bermuda), Ltd., Everest International Reinsurance, Ltd., certain Lenders party thereto and Wachovia Bank, N.A., as Administrative Agent, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on December 14, 2004

*10.34	Description of non-employee director compensation arrangements, incorporated herein by reference to Exhibit 10.46 to Everest Re Group, Ltd., Report on Form 10-K for the year ended December 31, 2005

*10.35

Form of Non-Qualified Stock Option Award Agreement under the Everest Re Group, Ltd. 2003 Non-Employee Director Equity Compensation Plan, incorporated herein by reference to Exhibit 10.47 to Everest Re Group, Ltd., Report on Form 10-K for the year ended December 31, 2004

*10.36

Amendment of Employment Agreement by and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc., Everest Re Group, Ltd., Everest Global Services, Inc. and Joseph V. Taranto, dated August 31, 2005, incorporated by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on August 31, 2005

*10.37

Form of Restricted Stock Award Agreement under the Everest Re Group, Ltd. 2003 Non-Employee Director Equity Compensation Plan, incorporated by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on September 22, 2005

10.38

Credit Agreement, dated August 23, 2006, between Everest Reinsurance Holdings, Inc., the lenders named therein and Citibank, National Association, as administrative agent, providing for a $150.0 million five year revolving credit facility, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Quarterly Report on Form 10-Q for the quarter ended September 30, 2006. This new agreement replaces the October 10, 2003 three year senior revolving credit facility which expired on October 10, 2006

*10.39

Amendment to Employment Agreement between Everest Reinsurance (Bermuda), Ltd. and Mark S. de Saram, dated October 31, 2006, incorporated herein by reference to Exhibit 10.2 to Everest Re Group, Ltd. Form 8-K filed on November 3, 2006

*10.40

Employment Agreement by and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc., Everest Re Group, Ltd., Everest Global Services, Inc. and Craig E. Eisenacher, dated December 18, 2006, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on December 5, 2006

*10.41

Amendment to Employment Agreement by and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc. and Joseph V. Taranto, dated April 5, 2007, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on April 5, 2007

10.42

Credit Agreement, dated July 27, 2007, between Everest Reinsurance (Bermuda), Ltd. and Everest International Reinsurance, Ltd., certain lenders party thereto and Wachovia Bank, N.A. as administrative agent, incorporated herein by reference to Exhibit 10.1 Form 8-K filed on July 27, 2007

*10.43

Amendment to Change of Control Agreement by and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc., Everest Re Group, Ltd., Everest Global Services and Joseph Taranto, dated April 5, 2007, incorporated herein by reference to Exhibit 10.2 to Everest Re Group, Ltd. Form 8-K filed on April 5, 2007

*10.44

Amendment to Employment Agreement between Everest Reinsurance (Bermuda), Ltd. and Mark S. deSaram, dated October 16, 2008, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on October 20, 2008

*10.45

Employment Agreement between Everest Global Services, Inc. and Ralph E. Jones III, dated November 21, 2008, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on December 4, 2008

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

EVEREST RE GROUP, LTD.

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Pages

Report of Independent Registered Public Accounting Firm		F-2

Consolidated Balance Sheets at December 31, 2008 and 2007		F-4

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended
	December 31, 2008, 2007 and 2006	F-5

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended
	December 31, 2008, 2007 and 2006	F-6

Consolidated Statements of Cash Flows for the Years Ended
	December 31, 2008, 2007 and 2006	F-7

Notes to Consolidated Financial Statements		F-8

Schedules

I	Summary of Investments Other Than Investments in Related Parties at December 31, 2008	S-1

II	Condensed Financial Information of Registrant:

	Balance Sheets as of December 31, 2008 and 2007	S-2

	Statements of Operations for the Years Ended December 31, 2008, 2007 and 2006	S-3

	Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006	S-4

III	Supplementary Insurance Information for the Years Ended December 31, 2008, 2007 and	S-5
2006

IV	Reinsurance for the Years Ended December 31, 2008, 2007 and 2006	S-6

Schedules other than those listed above are omitted for the reason that they are not applicable or the information is otherwise contained in the Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of Everest Re Group, Ltd.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Everest Re Group, Ltd. and its subsidiaries (the “Company”) at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company adopted SFAS No. 157, “Fair Value Measurements” and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” in 2007.

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

PricewaterhouseCoopers LLP

New York, New York

March 2, 2009

EVEREST RE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands, except par value per share)	2008	2007

ASSETS:
Fixed maturities - available for sale, at market value	$ 10,759,612	$ 10,245,585
(amortized cost: 2008, $10,932,076; 2007, $10,116,353)
Fixed maturities - available for sale, at fair value	43,090	-
Equity securities - available for sale, at market value (cost: 2008, $14,915; 2007, $14,481)	16,900	14,797
Equity securities - available for sale, at fair value	119,829	1,535,263
Short-term investments	1,889,799	2,225,708
Other invested assets (cost: 2008, $687,265; 2007, $661,795)	679,356	664,252
Cash	205,694	250,567
Total investments and cash	13,714,280	14,936,172
Accrued investment income	149,215	145,056
Premiums receivable	908,110	989,921
Reinsurance receivables	657,169	666,164
Funds held by reinsureds	331,817	342,615
Deferred acquisition costs	354,992	399,563
Prepaid reinsurance premiums	79,379	88,239
Deferred tax asset	442,367	227,825
Federal income taxes recoverable	32,295	47,368
Other assets	176,966	156,559
TOTAL ASSETS	$ 16,846,590	$ 17,999,482

LIABILITIES:
Reserve for losses and loss adjustment expenses	$ 8,840,660	$ 9,040,606
Future policy benefit reserve	66,172	78,417
Unearned premium reserve	1,335,511	1,567,098
Funds held under reinsurance treaties	83,431	75,601
Losses in the course of payment	45,654	63,366
Commission reserves	52,460	48,753
Other net payable to reinsurers	51,138	68,494
8.75% Senior notes due 3/15/2010	199,821	199,685
5.4% Senior notes due 10/15/2014	249,728	249,689
6.6% Long term notes due 5/1/2067	399,643	399,639
Junior subordinated debt securities payable	329,897	329,897
Accrued interest on debt and borrowings	11,217	11,217
Other liabilities	220,903	182,250
Total liabilities	11,886,235	12,314,712

Commitments and contingencies (Note 17)

SHAREHOLDERS' EQUITY:
Preferred shares, par value: $0.01; 50 million shares authorized;
no shares issued and outstanding	-	-
Common shares, par value: $0.01; 200 million shares authorized; (2008) 65.6 million and
(2007) 65.4 million issued	656	654
Additional paid-in capital	1,824,552	1,805,844
Accumulated other comprehensive (loss) income, net of deferred income tax benefit of
$16.5 million at 2008 and expense of $87.2 million at 2007	(291,851)	163,155
Treasury shares, at cost; (2008) 4.2 million shares and (2007) 2.5 million shares	(392,329)	(241,584)
Retained earnings	3,819,327	3,956,701
Total shareholders' equity	4,960,355	5,684,770
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 16,846,590	$ 17,999,482

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE (LOSS) INCOME

	Years Ended December 31,
(Dollars in thousands, except per share amounts)	2008	2007	2006

REVENUES:
Premiums earned	$ 3,694,301	$ 3,997,498	$ 3,853,153
Net investment income	565,887	682,392	629,378
Net realized capital (losses) gains	(695,830)	86,283	35,067
Net derivative expense	(20,900)	(2,124)	(410)
Other (expense) income	(15,879)	17,998	112
Total revenues	3,527,579	4,782,047	4,517,300

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	2,438,972	2,548,138	2,434,420
Commission, brokerage, taxes and fees	930,694	961,788	883,254
Other underwriting expenses	162,349	152,604	137,977
Interest, fees and bond issue cost amortization expense	79,171	91,561	69,899
Total claims and expenses	3,611,186	3,754,091	3,525,550

(LOSS) INCOME BEFORE TAXES	(83,607)	1,027,956	991,750
Income tax (benefit) expense	(64,849)	188,681	150,922

NET (LOSS) INCOME	$ (18,758)	$ 839,275	$ 840,828
Other comprehensive (loss) income, net of tax	(455,006)	65,427	142,417

COMPREHENSIVE (LOSS) INCOME	$ (473,764)	$ 904,702	$ 983,245

PER SHARE DATA:
Average shares outstanding (000's)	61,674	63,118	64,724
Net (loss) income per common share - basic	$ (0.30)	$ 13.30	$ 12.99

Average diluted shares outstanding (000's)	61,674	63,629	65,324
Net (loss) income per common share - diluted	$ (0.30)	$ 13.19	$ 12.87

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS' EQUITY

	Years Ended December 31,
(Dollars in thousands, except share amounts)	2008	2007	2006

COMMON SHARES (shares outstanding):
Balance, beginning of period	62,863,845	65,043,976	64,643,338
Issued during the period, net	182,482	347,669	400,638
Treasury shares acquired	(1,632,300)	(2,527,800)	-
Balance, end of period	61,414,027	62,863,845	65,043,976

COMMON SHARES (par value):
Balance, beginning of period	$ 654	$ 650	$ 646
Issued during the period, net	2	4	4
Balance, end of period	656	654	650

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	1,805,844	1,770,496	1,731,746
Share-based compensation plans	18,540	35,142	38,593
Other	168	206	157
Balance, end of period	1,824,552	1,805,844	1,770,496

ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME,
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	163,155	348,543	221,146
Cumulative effect to adopt FAS No. 159, net of tax	-	(250,815)	-
Net (decrease) increase during the period	(455,006)	65,427	142,417
Adjustment to initially apply FAS No. 158, net of tax	-	-	(15,020)
Balance, end of period	(291,851)	163,155	348,543

RETAINED EARNINGS:
Balance, beginning of period	3,956,701	2,987,998	2,186,156
Cumulative effect to adopt FAS No. 159, net of tax	-	250,815	-
Net (loss) income	(18,758)	839,275	840,828
Dividends declared ($1.92 per share in 2008 and 2007
$0.60 per share in 2006)	(118,616)	(121,387)	(38,986)
Balance, end of period	3,819,327	3,956,701	2,987,998

TREASURY SHARES AT COST:
Balance, beginning of period	(241,584)	-	-
Purchase of treasury shares	(150,745)	(241,584)	-
Balance, end of period	(392,329)	(241,584)	-

TOTAL SHAREHOLDERS' EQUITY, END OF PERIOD	$ 4,960,355	$ 5,684,770	$ 5,107,687

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(Dollars in thousands)	2008	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$ (18,758)	$ 839,275	$ 840,828
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease in premiums receivable	36,119	155,552	70,596
Increase in funds held by reinsureds, net	(26,826)	(48,944)	(96,777)
(Increase) decrease in reinsurance receivables	(82,241)	126,328	304,769
Increase in deferred tax asset	(110,848)	(30,279)	(25,524)
Increase (decrease) in reserve for losses and loss adjustment expenses	220,324	96,627	(432,494)
Decrease in future policy benefit reserve	(12,244)	(22,545)	(32,193)
(Decrease) increase in unearned premiums	(199,673)	(57,617)	1,627
Change in equity adjustments in limited partnerships	100,812	(45,101)	(54,497)
Change in other assets and liabilities, net	28,760	(81,271)	57,974
Non-cash compensation expense	16,305	17,119	15,127
Amortization of bond premium/(accrual of bond discount)	15,256	(8,594)	21,797
Amortization of underwriting discount on senior notes	179	164	149
Net realized capital losses (gains)	695,830	(86,283)	(35,067)
Net cash provided by operating activities	662,995	854,431	636,315

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale, at market value	968,789	1,248,811	872,428
Proceeds from fixed maturities matured/called - available for sale, at fair value	1,900	-	-
Proceeds from fixed maturities sold - available for sale, at market value	279,526	275,557	182,869
Proceeds from equity securities sold - available for sale, at market value	-	-	281,093
Proceeds from equity securities sold - available for sale, at fair value	1,439,844	1,547,135	-
Distributions from other invested assets	121,009	58,682	76,307
Cost of fixed maturities acquired - available for sale, at market value	(2,691,857)	(1,338,865)	(1,291,871)
Cost of fixed maturities acquired - available for sale, at fair value	(43,414)	-	-
Cost of equity securities acquired - available for sale, at market value	(1,038)	-	(568,966)
Cost of equity securities acquired - available for sale, at fair value	(532,584)	(1,391,450)	-
Cost of other invested assets acquired	(247,349)	(195,448)	(219,067)
Net change in short-term securities	311,322	(852,659)	150,379
Net change in unsettled securities transactions	3,828	(4,779)	(11,322)
Net cash used in investing activities	(390,024)	(653,016)	(528,150)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares issued during the period, net	2,405	18,233	23,627
Purchase of treasury shares	(150,745)	(241,584)	-
Net proceeds from redemption of junior subordinated debt securities	-	(216,496)	-
Net proceeds from issuance of long term notes	-	395,637	-
Dividends paid to shareholders	(118,616)	(121,387)	(38,986)
Net cash used in financing activities	(266,956)	(165,597)	(15,359)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(50,888)	(35,119)	49,787

Net (decrease) increase in cash	(44,873)	699	142,593
Cash, beginning of period	250,567	249,868	107,275
Cash, end of period	$ 205,694	$ 250,567	$ 249,868

SUPPLEMENTAL CASH FLOW INFORMATION
Cash transactions:
Income taxes paid	$ 10,955	$ 282,568	$ 46,616
Interest paid	$ 78,140	$ 83,138	$ 68,910

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2008, 2007 and 2006

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Business and Basis of Presentation.

Everest Re Group, Ltd. (“Group”), a Bermuda company, through its subsidiaries, principally provides reinsurance and insurance in the U.S., Bermuda and international markets. As used in this document, “Company” means Group and its subsidiaries. On December 30, 2008, Group contributed Everest Reinsurance Holdings, Inc. and its subsidiaries to its recently established Irish holding company, Everest Risk Holdings (Ireland), Limited.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The statements include all of the following domestic and foreign direct and indirect subsidiaries of Group: Everest International Reinsurance, Ltd. (“Everest International”), Everest International Holdings, Ltd., Everest Global Services, Inc. (“Global Services”), Everest Reinsurance (Bermuda), Ltd. (“Bermuda Re”), Everest Re Advisors, Ltd., Everest Advisors (Ireland) Ltd., Everest Advisors (UK), Ltd., Everest Risk Holdings (Ireland), Limited (“Holdings Ireland”), Everest Reinsurance Holdings, Inc. (“Holdings”), Mt. McKinley Insurance Company (“Mt. McKinley”), Mt. McKinley Managers, L.L.C., Workcare Southeast, Inc., Workcare Southeast of Georgia, Inc., Everest Reinsurance Company (“Everest Re”), Everest National Insurance Company (“Everest National”), Everest Reinsurance Company Ltda. (Brazil), Mt. Whitney Securities, Inc., Everest Insurance Company of Canada (“Everest Canada”), Everest Indemnity Insurance Company (“Everest Indemnity”), and Everest Security Insurance Company (“Everest Security”). All amounts are reported in U.S. dollars.

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

Certain reclassifications and format changes have been made to prior years’ amounts to conform to the 2008 presentation.

B. Investments.

Fixed maturity and market value equity security investments are all classified as available for sale. Unrealized appreciation and depreciation, as a result of temporary changes in market value during the period, are reflected in shareholders’ equity, net of income taxes in “accumulated other comprehensive income” in the consolidated balance sheets. Actively managed equity securities are carried at fair value with fair value re-measurements reflected as net realized capital gains and losses in the consolidated statements of operations and comprehensive income. Unrealized losses on fixed maturities, which are deemed other-than-temporary, are charged to net income as net realized capital losses. Short-term investments are stated at cost, which approximates market value. Realized gains or losses on sales of investments are determined on the basis of identified cost. For non-publicly traded securities, market prices are determined through the use of pricing models that evaluate securities relative to the U.S. Treasury yield curve, taking into account the issue type, credit quality and cash flow characteristics of each security. For publicly traded securities, market value is based on quoted market prices or valuation models that use observable market inputs. When a sector of the financial markets is inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value. Retrospective adjustments are employed to recalculate the values of asset-backed securities. Each acquisition lot is reviewed to recalculate the effective yield. The recalculated effective yield is used to derive a book value as if the new yield were applied at the time of acquisition. Outstanding principal factors from the time of acquisition to the adjustment date are used to calculate the prepayment history for all applicable securities. Conditional prepayment rates, computed with life to date factor histories and weighted average maturities, are used to effect the calculation of projected and prepayments for pass-through security types. Other invested assets include limited partnerships, rabbi trusts and an affiliated entity. Limited partnerships and the affiliated entity are accounted for under the equity method of accounting, which can be recorded on a monthly or quarterly lag.

C. Uncollectible Receivable Balances.

The Company provides reserves for uncollectible reinsurance balances based on management’s assessment of the collectibility of the outstanding balances. Such reserves were $264.1 million at December 31, 2008 and $188.2 million at December 31, 2007.

D. Deferred Acquisition Costs.

Acquisition costs, consisting principally of commissions and brokerage expenses and certain premium taxes and fees incurred at the time a contract or policy is issued and that vary with and are directly related to the Company’s reinsurance and insurance business, are deferred and amortized over the period in which the related premiums are earned, generally one year. Deferred acquisition costs are limited to their estimated realizable value by line of business based on the related unearned premiums, anticipated claims and claim expenses and anticipated investment income. Deferred acquisition costs amortized to income were $930.7 million, $961.8 million and $883.3 million in 2008, 2007 and 2006, respectively.

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

E. Reserve for Losses and Loss Adjustment Expenses.

The reserve for losses and loss adjustment expenses (“LAE”) is based on individual case estimates and reports received from ceding companies. A provision is included for losses and LAE incurred but not reported (“IBNR”) based on past experience. A provision is also included for certain potential liabilities relating to asbestos and environmental (“A&E”) exposures, which liabilities cannot be estimated using traditional reserving techniques. See also Note 3. The reserves are reviewed periodically and any changes in estimates are reflected in earnings in the period the adjustment is made. The Company’s loss and LAE reserves represent management’s best estimate of the ultimate liability. Loss and LAE reserves are presented gross of reinsurance receivables and incurred losses and LAE are presented net of reinsurance.

Accruals for commissions are established for reinsurance contracts that provide for the stated commission percentage to increase or decrease based on the loss experience of the contract. Changes in estimates for such arrangements are recorded as commission expense. Commission accruals for contracts with adjustable features are estimated based on expected loss and LAE.

F. Future Policy Benefit Reserve.

Liabilities for future policy benefits on annuity policies are carried at their accumulated values. Reserves for policy benefits include both mortality and morbidity claims in the process of settlement and IBNR claims. Interest rate assumptions used to estimate liabilities for policy benefits range from 2.34% to 5.88%. Actual experience in a particular period fluctuate from expected results.

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

I. Foreign Currency.

Assets and liabilities relating to foreign operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date; revenues and expenses are translated into U.S. dollars using average exchange rates in effect during the reporting period. Gains and losses resulting from translating foreign currency financial statements, net of deferred income taxes, are excluded from net income and accumulated in shareholders’ equity. Gains and losses resulting from foreign currency transactions, other than debt securities available for sale, are recorded through the consolidated statements of operations and comprehensive income (loss) in other income (expense). Gains and losses resulting from changes in the foreign currency exchange rates on debt securities, available for sale at market value, are recorded in the consolidated balance sheets in accumulated other comprehensive income (loss) as unrealized appreciation (depreciation).

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

Net (loss) income per common share has been computed below, based upon weighted average common basic and dilutive shares outstanding.

	Years Ended December 31,
(Dollars in thousands, except per share amounts)	2008	2007	2006

Net (loss) income (numerator)	$ (18,758)	$ 839,275	$ 840,828

Weighted average common and effect of dilutive shares
used in the computation of net (loss) income per share:
Weighted average shares outstanding - basic (denominator)	61,674	63,118	64,724
Effect of dilutive shares	304	511	600
Weighted average shares outstanding - diluted (denominator)	61,978	63,629	65,324
Weighted average common equivalent shares when anti-dilutive	61,674	-	-

Net (loss) income per common share:
Basic	$ (0.30)	$ 13.30	$ 12.99
Diluted	$ (0.30)	$ 13.19	$ 12.87

Options to purchase 983,000 common shares at prices ranging from $87.40 to $99.98 per share were outstanding at the end of 2008 but were not included in the computation of earnings per diluted share as the options’ exercise prices were greater than the average market price of the common shares for the relevant period. All options to purchase common shares at the end of 2007 were included in the computation of diluted earnings per share as the average market price of the common shares was greater than all of the options’ exercise prices during the relevant period. Options to purchase 310,200 common shares at prices ranging from $95.485 to $99.980 per share were outstanding at the end of 2006 but were not included in the computation of earnings per diluted share for 2006, because the options’ exercise prices were greater than the average market price of the common shares. All outstanding options expire on or between April 1, 2009 and February 20, 2018.

K. Segmentation.

The Company, through its subsidiaries, operates in five segments: U.S. Reinsurance, U.S. Insurance, Specialty Underwriting, International and Bermuda. See also Note 20.

L. Derivatives.

The Company sold seven equity index put option contracts, which are outstanding. These contracts meet the definition of a derivative under Statement of Financial Accounting Standards (“FAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). The Company’s position in these contracts is unhedged and these contracts are accounted for as derivatives in accordance with FAS 133. Accordingly, these contracts are carried at fair value and are recorded in “Other liabilities” in the consolidated balance sheets with changes in fair value during the period recorded in the consolidated statements of operations and comprehensive (loss) income.

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

P. Application of New Accounting Standards.

In July 2006, the Financial Accounting Standards Board (“FASB”) released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which was effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” (“FAS 109”). FIN 48 prescribes the financial statement recognition and measurement criteria for tax positions taken or expected to be taken in a tax return. Further, FIN 48 expands the required disclosures associated with uncertain tax positions. As a result of the implementation of FIN 48, the Company recorded no adjustment in the liability for unrecognized income tax benefits and no adjustment to beginning retained earnings.

In September 2006, the FASB issued FAS No. 157 “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value consistently in GAAP and expands disclosures about fair value measurements. The Company adopted FAS 157 as of January 1, 2007.

In September 2006, the FASB issued FAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“FAS 158”), which was effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. FAS 158 requires an employer to (a) recognize in its financial statements an asset for a plan’s over funded status or a liability for a plan’s under funded status, (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year and (c) recognize changes in the funded status of a defined benefit post-retirement plan in the year in which the changes occur as other comprehensive income. The Company adopted FAS 158 for the reporting period ended December 31, 2006.

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

In March 2008, the FASB issued FAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 requires entities to provide additional disclosures on derivative and hedging activities regarding their effect on financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company will adopt FAS 161 on January 1, 2009.

In October 2008, the FASB issued FASB Staff Position FAS 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FAS 157-3”). FAS 157-3 clarifies the application of FAS No. 157 “Fair Value Measurements” (“FAS 157”), in a market that is not active. This FASB Staff Position was effective upon issuance.

In December 2008, the FASB issued FASB Staff Position FAS 132(R)-1 “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FAS 132(R)-1”). FAS 132(R)-1 requires additional disclosures about plan assets. Additional disclosures include investment policies and strategies, fair value of each major plan asset category, inputs and valuation techniques used to develop fair value and any significant concentrations of risk. This FASB Staff Position is effective for fiscal years ending after December 15, 2009. The Company will adopt FAS 132(R)-1 for the reporting period ending December 31, 2009.

2. INVESTMENTS

The amortized cost, market value, and gross unrealized appreciation and depreciation of available for sale, market value fixed maturity and equity security investments are as follows for the periods indicated:

	At December 31, 2008
	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value
Fixed maturities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$ 354,195	$ 55,186	$ (663)	$ 408,718
Obligations of U.S. states and political subdivisions	3,846,754	113,885	(164,921)	3,795,718
Corporate securities	2,690,786	61,552	(227,692)	2,524,646
Mortgage-backed securities	1,988,359	26,331	(136,298)	1,878,392
Foreign government securities	1,087,731	117,973	(23,598)	1,182,106
Foreign corporate securities	964,251	56,813	(51,032)	970,032
Total fixed maturities	$ 10,932,076	$ 431,740	$ (604,204)	$ 10,759,612
Equity securities	$ 14,915	$ 1,985	$ -	$ 16,900

	At December 31, 2007
	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value
Fixed maturities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$ 224,563	$ 7,166	$ (108)	$ 231,621
Obligations of U.S. states and political subdivisions	3,512,694	138,375	(2,540)	3,648,529
Corporate securities	2,557,801	33,418	(55,613)	2,535,606
Mortgage-backed securities	1,636,537	9,483	(18,784)	1,627,236
Foreign government securities	1,122,993	25,240	(6,613)	1,141,620
Foreign corporate securities	1,061,765	14,953	(15,745)	1,060,973
Total fixed maturities	$ 10,116,353	$ 228,635	$ (99,403)	$ 10,245,585
Equity securities	$ 14,481	$ 316	$ -	$ 14,797

The amortized cost and market value of fixed maturities are shown in the following table by contractual maturity. Mortgage-backed securities generally are more likely to be prepaid than other fixed maturities. As the stated maturity of such securities may not be indicative of actual maturities, the total for mortgage-backed securities is shown separately.

	At December 31, 2008
	Amortized	Market
(Dollars in thousands)	Cost	Value
Fixed maturities – available for sale
Due in one year or less	$ 612,286	$ 606,397
Due after one year through five years	2,548,027	2,605,822
Due after five years through ten years	2,383,660	2,375,877
Due after ten years	3,399,744	3,293,124
Mortgage-backed securities	1,988,359	1,878,392
Total	$ 10,932,076	$ 10,759,612

The changes in net unrealized (losses) gains for the Company’s investments are derived from the following sources for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2008	2007
(Decrease) increase during the period between the market value and cost of investments carried at market value, and deferred taxes thereon:
Fixed maturities	$ (301,694)	$ 19,546
Equity securities	1,669	315
Other invested assets	(10,366)	1,496
Change in unrealized (depreciation) appreciation, pre-tax	(310,391)	21,357
Deferred taxes	73,812	(178)
Change in unrealized (depreciation) appreciation,
net of deferred taxes, included in shareholders’ equity	$ (236,579)	$ 21,179

The Company frequently reviews its investment portfolio for declines in market value and focuses its attention on securities whose fair value has fallen below 80% of their amortized value at the time of review. The Company then assesses whether the decline in value is temporary or other-than-temporary. In making its assessment, the Company evaluates the current market and interest rate environment as well as specific issuer information and the Company’s ability and intent to hold to recovery. Generally, a change in a security’s value caused by a change in the market or interest rate environment does not constitute an other-than-temporary impairment, but rather a temporary decline in market value. Temporary declines in market value are recorded as unrealized losses in accumulated other comprehensive income. If the Company security’s value caused by a change in the market or interest rate environment does not constitute an other-than-temporary impairment, but rather a temporary decline in market value. Temporary declines in market value are recorded as unrealized losses in accumulated other comprehensive income. If the Company determines that the decline is other-than-temporary, the carrying value of the investment is written down to fair value and a realized loss is recorded in the Company’s consolidated statements of operations and comprehensive (loss) income. The Company’s assessments are based on the issuers current and expected future financial position, timeliness with respect to interest and/or principal payments, speed of repayments and any applicable credit enhancements or breakeven constant default rates on asset-backed securities, as well as relevant information provided by rating agencies, investment advisors and analysts.

The tables below display the aggregate market value and gross unrealized depreciation of fixed maturity securities, by investment category and maturity category by length of time that individual securities had been in a continuous unrealized loss position for the period indicated:

	Duration by security type of unrealized loss at December 31, 2008
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities
U.S. government
agencies and authorities	$ 5,686	$ (663)	$ -	$ -	$ 5,686	$ (663)
States, municipalities
and political subdivisions	1,471,807	(146,293)	176,555	(18,628)	1,648,362	(164,921)
Foreign governments	139,077	(18,613)	27,164	(4,985)	166,241	(23,598)
All other corporate	1,377,573	(187,170)	1,363,970	(227,852)	2,741,543	(415,022)
Total fixed maturities	$ 2,994,143	$ (352,739)	$ 1,567,689	$ (251,465)	$ 4,561,832	$ (604,204)

	Duration by maturity of unrealized loss at December 31, 2008
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities
Due in one year or less	$ 116,392	$ (9,948)	$ 137,344	$ (6,636)	$ 253,736	$ (16,584)
Due in one year through
five years	616,653	(43,141)	408,242	(37,157)	1,024,895	(80,298)
Due in five years through
ten years	453,394	(51,146)	406,672	(67,259)	860,066	(118,405)
Due after ten years	1,538,082	(195,094)	312,337	(57,525)	1,850,419	(252,619)
Mortgage-backed securities	269,622	(53,410)	303,094	(82,888)	572,716	(136,298)
Total fixed maturities	$ 2,994,143	$ (352,739)	$ 1,567,689	$ (251,465)	$ 4,561,832	$ (604,204)

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position as of December 31, 2008 were $4,561.8 million and $604.2 million, respectively. There were no unrealized losses on a single security that exceeded 0.25% of the market value of the fixed maturities at December 31, 2008. In addition, there was no significant concentration of unrealized losses in any one market sector. The $352.7 million of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were generally comprised of highly rated government, municipal, corporate bonds and mortgage-backed securities with the losses primarily the result of widening credit spreads from the financial markets crisis during the latter part of the year. Of these unrealized losses,

$346.6 million were related to securities that were rated investment grade or better by at least one nationally recognized statistical rating organization. The $251.5 million of unrealized losses related to fixed maturity securities in an unrealized loss position for more than one year also related primarily to highly rated government, municipal, corporate bonds and mortgage-backed securities and were also the result of widening credit spreads during the latter part of the year. Of these unrealized losses, $224.5 million related to securities that were rated investment grade or better by at least one nationally recognized statistical rating organization. The gross unrealized depreciation greater than 12 months for mortgage-backed securities includes only $4.7 million related to sub-prime and alt-A loans.

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

The components of net investment income are presented in the table below for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2008	2007	2006
Fixed maturities	$ 543,425	$ 496,599	$ 508,524
Equity securities	19,946	24,709	21,158
Short-term investments and cash	52,088	109,050	61,034
Other invested assets
Limited partnerships	(42,231)	59,216	54,698
Other	2,280	3,094	2,938
Total gross investment income	575,508	692,668	648,352
Interest credited and other expense	(9,621)	(10,276)	(18,974)
Total net investment income	$ 565,887	$ 682,392	$ 629,378

The losses from the limited partnership investments emanated from several partnerships that invest in public equity securities. The Company is a passive investor in these partnerships and has less than a 10% participation.

The Company had contractual commitments to invest up to an additional $258.9 million in limited partnerships at December 31, 2008. These commitments will be funded when called in accordance with the partnership agreements, which have investment periods that expire, unless extended, through 2014.

The components of net realized capital (losses) gains are presented in the table below for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2008	2007	2006
Fixed maturities, market value:
Other-than-temporary impairments	$ (176,470)	$ (8,407)	$ (14)
(Losses) gains from sales	(12,630)	(5,902)	12,804
Fixed maturities, fair value:
Gains from sales	102	-	-
Gains from fair value adjustments	1,473	-	-
Equity securities, market value:
Gains from sales	-	-	22,280
Equity securities, fair value:
(Losses) gains from sales	(230,648)	23,952	-
(Losses) gains from fair value adjustments	(277,526)	76,622	-
Other invested assets gains	-	13	-
Short-term investments (losses) gains	(131)	5	(3)
Total net realized capital (losses) gains	$ (695,830)	$ 86,283	$ 35,067

Proceeds from sales of fixed maturity investments during 2008, 2007 and 2006 were $279.5 million, $275.6 million and $182.9 million, respectively. Gross gains of $14.5 million, $2.6 million and $14.9 million and gross losses of $27.2 million, $8.5 million and $2.0 million were realized on those fixed maturity sales during 2008, 2007 and 2006, respectively. Proceeds from sales of equity security investments during 2008, 2007 and 2006 were $1,439.8 million, $1,547.1 million and $281.1 million, respectively. Gross gains of $23.4 million, $45.9 million and $34.1 million and gross losses of $254.1 million, $22.0 million and $11.8 million were realized on those equity sales during 2008, 2007 and 2006, respectively.

Included in net realized capital losses for 2008, 2007 and 2006 was $176.5 million, $8.4 million and $13.3 thousand, respectively, for write-downs in the value of securities deemed to be impaired on an other-than-temporary basis.

Securities with a carrying value of $1,257.4 million at December 31, 2008 were on deposit with various state or governmental insurance departments in compliance with insurance laws.

3. RESERVE FOR LOSSES, LAE AND FUTURE POLICY BENEFIT RESERVE

Reserves for losses and LAE.

Activity in the reserve for losses and LAE is summarized for the periods indicated:

	At December 31,
(Dollars in thousands)	2008	2007	2006
Gross reserves at January 1	$ 9,040,606	$ 8,840,140	$ 9,126,702
Less reinsurance recoverables	(707,523)	(808,517)	(999,184)
Net reserves at January 1	8,333,083	8,031,623	8,127,518

Incurred related to:
Current year	2,404,100	2,341,595	2,298,805
Prior years	34,872	206,543	135,615
Total incurred losses and LAE	2,438,972	2,548,138	2,434,420

Paid related to:
Current year	495,028	452,209	522,711
Prior years	1,816,427	1,915,358	2,116,935
Total paid losses and LAE	2,311,455	2,367,567	2,639,646

Foreign exchange/translation adjustment	(310,449)	120,889	109,331

Net reserves at December 31	8,150,151	8,333,083	8,031,623
Plus reinsurance recoverables	690,509	707,523	808,517
Gross reserves at December 31	$ 8,840,660	$ 9,040,606	$ 8,840,140

Prior years’ reserves increased by $34.9 million, $206.5 million and $135.6 million for the years ended December 31, 2008, 2007 and 2006, respectively. The increase for 2008 was attributable to $85.3 million of reserve development for a run-off auto loan credit insurance program and a $32.6 million adverse arbitration decision; partially offset by net favorable development on the remainder of the Company’s reserves.

The 2007 prior years’ reserves increase of $206.5 million was attributable to $387.5 million of adverse development on A&E reserves, partially offset by favorable development on attritional (non-catastrophe, non-A&E) reserves. The increase in the A&E reserves was primarily due to an extensive in-house study by the Company’s actuarial and claim units.

The increase for 2006 was the result of additional development of the 2005 catastrophes and A&E, which was partially offset by favorable attritional development.

Reinsurance receivables for both paid and unpaid losses totaled $657.2 million at December 31, 2008 and $666.2 million at December 31, 2007. At December 31, 2008, $185.4 million, or 28.2%, was receivable from Transatlantic Reinsurance Company; $100.0 million, or 15.2%, was receivable from Continental Insurance Company; $57.0 million, or 8.7%, was receivable from Munich Reinsurance Company; $39.6 million, or 6.0%, was receivable from ACE Property and Casualty Insurance Company; $36.9 million, or 5.6%, was receivable from Berkley Insurance Company and $33.8 million or 5.1% was receivable from C.V. Starr (Bermuda). The receivable from Continental Insurance Company is collateralized by a funds held arrangement under which we have retained the premium payments due the retrocessionaire, recognized liabilities for such amounts and reduced such liabilities as payments are due from the retrocessionaire. In addition, $227.3 million was receivable from Founders Insurance Company Limited, for which the Company has recorded a full provision for uncollectibility. No other retrocessionaire accounted for more than 5% of our receivables.

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

The following table summarizes incurred losses with respect to A&E reserves gross and net of reinsurance for the periods indicated:

	At December 31,
(Dollars in thousands)	2008	2007	2006
Gross basis:
Beginning of period reserves	$ 922,843	$ 650,134	$ 649,460
Incurred losses	-	405,000	113,400
Paid losses	(136,000)	(132,291)	(112,726)
End of period reserves	$ 786,843	$ 922,843	$ 650,134

Net basis:
Beginning of period reserves	$ 827,384	$ 511,412	$ 450,350
Incurred losses	-	387,534	106,595
Paid losses	(78,314)	(71,562)	(45,533)
End of period reserves	$ 749,070	$ 827,384	$ 511,412

At December 31, 2008, the gross reserves for A&E losses were comprised of $161.0 million representing case reserves reported by ceding companies, $139.7 million representing additional case reserves established by the Company on assumed reinsurance claims, $133.8 million representing case reserves established by the Company on direct excess insurance claims, including Mt. McKinley, and $352.3 million representing IBNR reserves.

With respect to asbestos only, at December 31, 2008, the Company had gross asbestos loss reserves of $734.1 million, or 93.3%, of total A&E reserves, of which $533.2 million was for assumed business and $200.9 million was for direct business.

In 2007, the Company completed a detailed study of its experience and its cedants’ exposures and also considered industry trends. The Company’s Claims Department undertook a contract by contract analysis of its direct business and projected those findings to its assumed reinsurance business. The Company’s actuaries utilized nine methodologies to project potential ultimate liabilities including projections based on internal data and assessments, extrapolations of non-public and publicly available data for the Company’s cedants and benchmarking against industry data and experience. As a result of the study, the Company made changes to gross asbestos reserves. The Company has not experienced significant claims activity related to environmental exposures other than asbestos. The Company’s A&E reserves represent management’s best estimate of the ultimate liability, however, there can be no assurance that ultimate loss payments will not exceed such reserves, perhaps by a significant amount. No additional reserve strengthening was made in 2008.

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

Future Policy Benefit Reserve.

Activity in the reserve for future policy benefits is summarized for the periods indicated:

	At December 31,
(Dollars in thousands)	2008	2007	2006
Balance at beginning of year	$ 78,417	$ 100,962	$ 133,155
Liabilities assumed	190	168	292
Adjustments to reserves	6,546	2,414	2,967
Benefits paid in the current year	(18,981)	(25,127)	(35,452)
Balance at end of year	$ 66,172	$ 78,417	$ 100,962

4. FAIR VALUE

Effective January 1, 2007, the Company adopted and implemented FAS 159 for its actively managed equity securities. The Company implemented a more active management strategy for these securities and FAS 159 provided guidance on accounting and presentation of these investments in the Company’s consolidated financial statements. Upon adoption of FAS 159, the Company recognized a $250.8 million positive cumulative-effect adjustment to retained earnings, net of $110.3 million of tax.

The Company records fair value re-measurements as net realized capital gains or losses in the consolidated statements of operations and comprehensive income (loss). The Company recorded $276.0 million in net realized capital losses due to fair value re-measurement on fixed maturities and equity securities at fair value for the year ended December 31, 2008. The Company recorded $76.6 million in net realized capital gains due to fair value re-measurements on equity securities at fair value for the year ended December 31, 2007.

The Company’s fixed maturities and equity securities are managed by third party investment asset managers and market and fair values for these securities are obtained from third party pricing services retained by the investment asset managers. In limited instances where prices are not provided by the pricing services, price quotes on a non-binding basis are obtained from investment brokers. The investment asset managers have procedures in place to review the reasonableness of the prices from the service providers and may obtain additional price quotes for verification. In addition, the Company tests the prices on a random basis to an independent pricing source. In limited situations, where financial markets are inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value.

Fixed maturities are categorized as Level 2, Significant Other Observable Inputs, since a particular security may not have traded but the pricing services are able to use valuation models with observable market inputs such as interest rate yield curves and prices for similar fixed maturities in terms of issuer, maturity and seniority. Valuations that are derived from techniques in which one or more of the significant inputs are unobservable (including assumptions about risk) are categorized as Level 3, Significant Unobservable Inputs. These securities include broker priced securities and valuation of less liquid securities such as commercial mortgage-backed securities and the Company’s equity index put options.

Equity securities in U.S. denominated currency are categorized as Level 1, Quoted Prices in Active Markets for Identical Assets, since the securities are actively traded on an exchange and prices are based on quoted prices from the exchange. Equity securities traded on foreign exchanges are categorized as Level 2 due to potential foreign exchange adjustments to fair or market value.

The Company sold six equity index put options based on the Standard & Poor’s 500 (“S&P 500”) index for total consideration, net of commissions, of $22.5 million. At December 31, 2008, fair value for these equity put options was $54.6 million. These contracts each have a single exercise date, with maturities ranging from 12 to 30 years and strike prices ranging from $1,141.21 to $1,540.63. No amounts will be payable under these contracts if the S&P 500 index is at or above the strike prices on the exercise dates, which fall between June 2017 and March 2031. If the S&P 500 index is lower than the strike price on the applicable exercise date, the amount due would vary proportionately with the percentage by which the index is below the strike price. Based on historical index volatilities and trends and the December 31, 2008 index value, the Company estimates the probability for each contract of the S&P 500 index falling below the strike price on the exercise date to be less than 55%. The theoretical maximum payouts under the contracts would occur if on each of the exercise dates the S&P 500 index value were zero. At December 31, 2008, the present value of these theoretical maximum payouts using a 6% discount factor was $239.6 million.

The Company sold one equity index put option based on the FTSE 100 index for total consideration, net of commissions, of $6.7 million. At December 31, 2008, fair value for this equity put option was $6.0 million. This contract has an exercise date of July 2020 and a strike price of £5,989.75. No amount will be payable under this contract if the FTSE 100 index is at or above the strike price on the exercise date. If the FTSE 100 index is lower than the strike price on the exercise date, the amount due will vary proportionately with the percentage by which the index is below the strike price. Based on historical index volatilities and trends and the December 31, 2008 index value, the Company estimates the probability that the FTSE 100 index contract will fall below the strike price on the exercise date to be less than 57%. The theoretical maximum payout under the contract would occur if on the exercise date the FTSE 100 index value was zero. At December 31, 2008, the present value of the theoretical maximum payout using a 6% discount factor and current exchange rate was $24.2 million.

These equity index put options meet the definition of a derivative under FAS 133. The Company’s position in these contracts is unhedged. The Company recorded the change in fair value of $20.9 million, $2.1 million and $0.4 million for the years ended December 31, 2008, 2007 and 2006, respectively, as net derivative expense in the consolidated statements of operations and comprehensive (loss) income.

Collateral held in respect to these equity index put options at December 31, 2008, was $32.2 million.

The fair value was calculated using an industry accepted option pricing model, Black-Scholes, which used the following assumptions:

	At December 31, 2008
		Contract
	Contracts	based on
	based on	FTSE 100
	S & P 500 Index	Index
Equity index	903.3	4,434.2
Interest rate	5.03% to 5.78%	5.43%
Time to maturity	8.4 to 22.3 yrs	11.6 yrs
Volatility	21.5% to 24.4%	25.8%

The following tables present the fair value measurement levels for all assets and liabilities, which the Company has recorded at fair value as of the periods indicated:

Fair Value Measurement Using:
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	December 31, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value	$ 10,759,612	$ -	$ 10,466,005	$ 293,607
Fixed maturities, fair value	43,090	-	43,090	-
Equity securities, market value	16,900	16,900	-	-
Equity securities, fair value	119,829	119,104	725	-

Liabilities:
Equity put options	$ 60,552	$ -	$ -	$ 60,552

Fair Value Measurement Using:
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	December 31, 2007	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value	$ 10,245,585	$ -	$ 9,977,607	$ 267,978
Equity securities, market value	14,797	14,797	-	-
Equity securities, fair value	1,535,263	1,361,789	173,474	-

Liabilities:
Equity index put options	$ 39,653	$ -	$ -	$ 39,653

The following tables present the fixed maturity investments for which fair value was measured under Level 3, fair value measurements using significant unobservable inputs, for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2008	2007
Assets:
Beginning balance at January 1	$ 267,978	$ 166,753
Total gains or (losses) (realized/unrealized)
Included in earnings (or changes in net assets)	(1,362)	(2,681)
Included in other comprehensive income	(17,324)	(84)
Purchases, issuances and settlements	67,025	103,990
Transfers in and/or (out) of Level 3	(22,710)	-
Ending balance at December 31	$ 293,607	$ 267,978

The amount of total gains or losses for the period included in earnings
(or changes in net assets) attributable to the change in unrealized
gains or losses relating to assets still held at the reporting date	$ (1,585)	$ -

Years Ended December 31,
	2008	2007
(Dollars in thousands)
Liabilities:
Beginning balance at January 1	$ 39,653	$ 37,529
Total (gains) or losses (realized/unrealized)
Included in earnings (or changes in net assets)	20,900	2,124
Included in other comprehensive income	-	-
Purchases, issuances and settlements	-	-
Transfers in and/or (out) of Level 3	-	-
Ending balance at December 31	$ 60,552	$ 39,653

The amount of total gains or losses for the period included in earnings
(or changes in net assets) attributable to the change in unrealized
gains or losses relating to liabilities still held at the reporting date	$ 20,900	$ 2,124

(Some amounts may not reconcile due to rounding.)

5. CREDIT LINE

Effective July 27, 2007, Group, Bermuda Re and Everest International entered into a new five year, $850.0 million senior credit facility with a syndicate of lenders, replacing the December 8, 2004, senior credit facilities, which would have expired on December 8, 2007. Both the July 27, 2007 and December 8, 2004 senior credit facilities are referred to as the “Group Credit Facility”. Wachovia Bank, a subsidiary of Wells Fargo Corporation (“Wachovia Bank”) is the administrative agent for the Group Credit Facility, which consists of two tranches. Tranche one provides up to $350.0 million of unsecured revolving credit for liquidity and general corporate purposes, and for the issuance of unsecured standby letters of credit. The interest on the revolving loans shall, at the Company’s option, be either (1) the Base Rate (as defined below) or (2) an adjusted London Interbank Offered Rate (“LIBOR”) plus a margin. The Base Rate is the higher of (a) the prime commercial lending rate established by Wachovia Bank or (b) the Federal Funds Rate plus 0.5% per annum. The amount of margin and the fees payable for the Group Credit Facility depends on Group’s senior unsecured debt rating. Tranche two exclusively provides up to $500.0 million for the issuance of standby letters of credit on a collateralized basis.

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth. Minimum net worth is an amount equal to the sum of $3,575.4 million plus 25% of consolidated net income for each of Group’s fiscal quarters, for which statements are available ending on or after January 1, 2007 and for which consolidated net income is positive, plus 25% of any increase in consolidated net worth during such period attributable to the issuance of ordinary and preferred shares, which at December 31, 2008, was $3,856.5 million. As of December 31, 2008, the Company was in compliance with all Group Credit Facility covenants.

At December 31, 2008, there were no outstanding letters of credit under tranche one and $411.9 million issued under tranche two of the Group Credit Facility. At December 31, 2007, there were outstanding letters of credit of $22.0 million and $288.0 million under tranche one and tranche two of the Group Credit Facility, respectively.

Effective August 23, 2006, Holdings entered into a five year, $150.0 million senior revolving credit facility with a syndicate of lenders referred to as the “Holdings Credit Facility”. Citibank N.A. is the administrative agent for the Holdings Credit Facility. The Holdings Credit Facility may be used for liquidity and general corporate purposes. The Holdings Credit Facility provides for the borrowing of up to $150.0 million with interest at a rate selected by Holdings equal to either, (1) the Base Rate (as defined below) or (2) a periodic fixed rate equal to the Eurodollar Rate plus an applicable margin. The Base Rate means a fluctuating interest rate per annum in effect from time to time to be equal to the higher of (a) the rate of interest publicly announced by Citibank as its prime rate or (b) 0.5% per annum above the Federal Funds Rate, in each case plus the applicable margin. The amount of margin and the fees payable for the Holdings Credit Facility depends upon Holdings’ senior unsecured debt rating.

The Holdings Credit Facility requires Holdings to maintain a debt to capital ratio of not greater than 0.35 to 1 and Everest Re to maintain its statutory surplus at $1.5 billion plus 25% of future aggregate net income and 25% of future aggregate capital contributions after December 31, 2005, which at December 31, 2008, was $1,821.1 million. As of December 31, 2008, Holdings was in compliance with all Holdings Credit Facility covenants.

At December 31, 2008 and 2007, there were outstanding letters of credit of $28.0 million and $17.2 million, respectively, under the Holdings Credit Facility.

Costs incurred in connection with the Group Credit Facility and the Holdings Credit Facility were $1.3 million, $1.4 million and $1.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.

6. SENIOR NOTES

On October 12, 2004, Holdings completed a public offering of $250.0 million principal amount of 5.40% senior notes due October 15, 2014. On March 14, 2000, Holdings completed a public offering of $200.0 million principal amount of 8.75% senior notes due March 15, 2010.

Interest expense incurred in connection with these senior notes was $31.2 million, $31.2 million and $31.1 million for the years ended December 31, 2008, 2007 and 2006, respectively. Market value, which is based on quoted market price at December 31, 2008 and 2007, was $186.2 million and $235.3 million, respectively, for the 5.40% senior notes and $156.8 million and $215.9 million, respectively, for the 8.75% senior notes.

7. LONG TERM SUBORDINATED NOTES

On April 26, 2007, Holdings completed a public offering of $400.0 million principal amount of 6.6% fixed to floating rate long term subordinated notes with a scheduled maturity date of May 15, 2037 and a final maturity date of May 1, 2067. During the fixed rate interest period from May 3, 2007 through May 14, 2017, interest will be at the annual rate of 6.6%, payable semi-annually in arrears on November 15 and May 15 of each year, commencing on November 15, 2007, subject to Holdings’ right to defer interest on one or more occasions for up to ten consecutive years. During the floating rate interest period from May 15, 2017 through maturity, interest will be based on the 3 month LIBOR plus 238.5 basis points, reset quarterly, payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, subject to Holdings’ right to defer interest on one or more occasions for up to ten consecutive years. Deferred interest will accumulate interest at the applicable rate compounded semi-annually for periods prior to May 15, 2017, and compounded quarterly for periods from and including May 15, 2017.

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

Interest expense incurred in connection with these long term notes was $26.4 million and $17.4 million for the years ended December 31, 2008 and 2007, respectively. Market value, which is based on quoted market price at December 31, 2008 and 2007, was $168.0 million and $349.8 million, respectively, for the 6.6% long term subordinated notes.

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

Fair value, which is primarily based on the quoted market price of the related trust preferred securities at December 31, 2008 and 2007, was $222.2 million and $250.8 million, respectively, for the 6.20% junior subordinated debt securities.

Interest expense incurred in connection with these junior subordinated notes was $20.5 million, $35.3 million and $37.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.

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

There are certain regulatory and contractual restrictions on the ability of Holdings’ operating subsidiaries to transfer funds to Holdings in the form of cash dividends, loans or advances. The insurance laws of the State of Delaware, where Holdings’ direct insurance subsidiaries are domiciled, require regulatory approval before those subsidiaries can pay dividends or make loans or advances to Holdings that exceed certain statutory thresholds. In addition, the terms of Holdings Credit Facility (discussed in Note 5) require Everest Re, Holdings’ principal insurance subsidiary, to maintain a certain statutory surplus level as measured at the end of each fiscal year. At December 31, 2008, $1,745.6 million of the $2,735.2 million in net assets of Holdings’ consolidated subsidiaries were subject to the foregoing regulatory restrictions.

9. LETTERS OF CREDIT

The Company has arrangements available for the issuance of letters of credit, which letters are generally collateralized by the Company’s cash and investments. The Company’s agreement with Citibank is a bilateral letter of credit agreement only. On November 6, 2007 the Citibank bilateral letter of credit agreement was decreased by $50.0 million to $300.0 million. All other terms of this agreement remain the same. The Company’s other facility, the Wachovia Group Credit Facility, involves a syndicate of lenders (see Note 5 of the Group Credit Facility), with Wachovia acting as administrative agent. The Citibank Holdings Credit Facility involves a syndicate of lenders (see Note 5 of the Holdings Credit Facility), with Citibank acting as administrative agent. At December 31, 2008 and 2007, letters of credit for $589.0 million and $491.1 million, respectively, were issued and outstanding. The letters of credit collateralize reinsurance obligations of the Company’s non-U.S. operations. The following table summarizes the Company’s letters of credit at December 31, 2008.

(Dollars in thousands)
Bank		Commitment	In Use	Date of Expiry
Citibank Bilateral Letter of Credit Agreement		$ 300,000	$ 48,771	12/31/2009
			34,006	1/31/2010
			30,000	12/31/2011
			36,414	12/31/2012
Total Citibank Bilateral Agreement		$ 300,000	$ 149,191

Citibank Holdings Credit Facility		$ 150,000	$ 27,959	12/31/2009
Total Citibank Holdings Credit Facility		$ 150,000	$ 27,959

Wachovia Group Credit Facility	Tranche One	$ 350,000	$ -
	Tranche Two	500,000	411,877	12/31/2009
Total Wachovia Group Credit Facility		$ 850,000	$ 411,877

Total Letters of Credit		$ 1,300,000	$ 589,027

10. TRUST AGREEMENTS

Certain subsidiaries of Group, principally Bermuda Re, a Bermuda insurance company and direct subsidiary of Group, have established trust agreements, which effectively use the Company’s investments as collateral, as security for assumed losses payable to certain non-affiliated ceding companies. At December 31, 2008, the total amount on deposit in trust accounts was $95.4 million.

11. OPERATING LEASE AGREEMENTS

The future minimum rental commitments, exclusive of cost escalation clauses, at December 31, 2008 for all of the Company’s operating leases with remaining non-cancelable terms in excess of one year are as follows:

(Dollars in thousands)
2009	$ 8,602
2010	9,073
2011	8,681
2012	8,515
2013	7,899
Thereafter	50,793
Net commitments	$ 93,563

All of these leases, the expiration terms of which range from 2009 to 2020, are for the rental of office space. Rental expense was $11.1 million, $9.9 million and $8.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.

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

	Years Ended December 31,
(Dollars in thousands)	2008	2007	2006
Current tax:
U.S.	$ (58,534)	$ 147,271	$ 132,685
Foreign	58,550	73,094	43,439
Total current tax	16	220,365	176,124
Total deferred U.S. tax benefit	(64,865)	(31,684)	(25,202)
Total income tax (benefit) expense	$ (64,849)	$ 188,681	$ 150,922

The weighted average expected tax provision has been calculated using the pre-tax income (loss) in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. Reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate for the periods indicated is provided below:

	Years Ended December 31,
(Dollars in thousands)	2008	2007	2006
Expected tax provision at applicable statutory rates	$ (21,854)	$ 230,288	$ 197,277
Increase (decrease) in taxes resulting from:
Tax exempt income	(61,840)	(60,973)	(61,350)
Dividend received deduction	(2,762)	(4,283)	(3,515)
Proration	9,437	9,775	9,716
Other	12,170	13,874	8,794
Total income tax provision	$ (64,849)	$ 188,681	$ 150,922

Deferred income taxes reflect the tax effect of the temporary differences between the value of assets and liabilities for financial statement purposes and such values as measured by the U.S. tax laws and regulations. The principal items making up the net deferred income tax asset are as follows for the periods indicated:

	At December 31,
(Dollars in thousands)	2008	2007
Deferred tax assets:
Reserve for losses and LAE	$ 194,910	$ 265,022
Unearned premium reserve	50,727	65,235
Investment impairments	26,997	1,405
Net unrealized depreciation of investments	62,248	-
Fair value adjustments	5,244	-
Deferred compensation	15,737	14,920
AMT Credits	10,561	28,054
Foreign tax credits	38,353	48,510
Uncollectible reinsurance	84,898	58,658
Minimum pension	17,080	3,531
Other assets	39,380	20,867
Total deferred tax assets	546,135	506,202

Deferred tax liabilities:
Deferred acquisition costs	67,069	81,325
Investment discount	8,653	5,169
Net unrealized appreciation of investments	-	60,103
Fair value adjustments	-	90,359
Foreign currency translation	15,565	31,345
Other liabilities	12,481	10,076
Total deferred tax liabilities	103,768	278,377

Net deferred tax assets	$ 442,367	$ 227,825

The Company adopted the provisions of FIN 48 on January 1, 2007. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Dollars in thousands)	2008	2007
Balance at January 1	$ 29,132	$ 13,800
Additions based on tax positions related to the current year	5,234	4,423
Additions for tax positions of prior years	-	10,909
Reductions for tax positions of prior years	-	-
Settlements with taxing authorities	-	-
Lapses of applicable statutes of limitations	-	-
Balance at December 31	$ 34,366	$ 29,132

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

The Company recognizes accrued interest related to unrecognized tax benefits and penalties in income taxes. During the years ended December 31, 2008 and 2007, the Company accrued and recognized approximately $2.5 million and $6.0 million, respectively, in interest and penalties.

The Company is not aware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date unless the formal protest to the IRS for 2003 and 2004 is finally resolved. It is not possible to estimate the change that would be required as a result of such resolution.

For U.S. income tax purposes the Company has foreign tax credit carryforwards of $38.2 million that begin to expire in 2014. In addition, for U.S. income tax purposes the Company has $10.6 million of Alternative Minimum Tax credits that do not expire. Management believes that it is more likely than not that the Company will realize the benefits of its net deferred tax assets and, accordingly, no valuation allowance has been recorded for the periods presented.

Tax benefits of $1.8 million and $5.2 million related to share-based compensation deductions for 2008 and 2007, respectively, are reflected in additional paid-in capital in the shareholders’ equity section of the consolidated balance sheets.

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

Premiums written and earned and incurred losses and LAE are comprised of the following for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2008	2007	2006
Written premiums:
Direct	$ 778,597	$ 851,347	$ 933,488
Assumed	2,899,541	3,226,223	3,067,382
Ceded	(172,925)	(158,129)	(125,156)
Net written premiums	$ 3,505,213	$ 3,919,441	$ 3,875,714

Premiums earned:
Direct	$ 844,365	$ 922,005	$ 996,196
Assumed	3,031,721	3,213,140	2,999,154
Ceded	(181,785)	(137,647)	(142,197)
Net premiums earned	$ 3,694,301	$ 3,997,498	$ 3,853,153

Incurred losses and LAE:
Direct	$ 658,201	$ 793,436	$ 760,115
Assumed	1,856,821	1,869,394	1,783,823
Ceded	(76,050)	(114,692)	(109,518)
Net incurred losses and LAE	$ 2,438,972	$ 2,548,138	$ 2,434,420

The amounts deducted from losses and LAE incurred for net reinsurance recoveries were $76.0 million, $114.7 million and $109.5 million for the years ended December 31, 2008, 2007 and 2006, respectively, see also Note 3.

14. COMPREHENSIVE (LOSS) INCOME

The following table presents the components of comprehensive (loss) income for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2008	2007	2006

Net (loss) income	$ (18,758)	$ 839,275	$ 840,828
Other comprehensive (loss) income, before tax:
Unrealized (losses) gains on securities arising during the period	(499,622)	7,065	166,739
Less: reclassification adjustment for realized losses (gains)
included in net (loss) income	189,231	14,292	(35,067)
Foreign currency translation adjustments	(209,667)	49,132	58,908
Pension adjustments	(38,715)	17,443	-
Other comprehensive (loss) income, before tax	(558,773)	87,932	190,580

Income tax benefit (expense) related to items of other
comprehensive (loss) income:
Tax benefit (expense) from unrealized losses (gains) arising during the period	104,410	1,653	(55,554)
Tax reclassification due to realized losses (gains) included in net (loss) income	(30,598)	(1,831)	12,155
Tax benefit (expense) from foreign currency translation	16,405	(16,222)	(4,764)
Tax benefit (expense) on pension	13,550	(6,105)	-
Total income tax benefit (expense) related to items of other
comprehensive (loss) income:	103,767	(22,505)	(48,163)
Other comprehensive (loss) income, net of tax	(455,006)	65,427	142,417
Comprehensive (loss) income	$ (473,764)	$ 904,702	$ 983,245

The following table shows the components of the change in accumulated other comprehensive (loss) income for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2008	2007
Beginning balance of unrealized gains on securities	$ 73,220	$ 302,856
Current period change in unrealized gains on securities	(236,579)	21,179
Adjustment to initially apply FAS No. 159, net of tax	-	(250,815)
Ending balance of unrealized gains on securities	(163,359)	73,220

Beginning balance of foreign currency translation adjustments	96,491	63,581
Current period change in foreign currency translation adjustments	(193,262)	32,910
Ending balance of foreign currency translation adjustments	(96,771)	96,491

Beginning balance of pension	(6,556)	(17,894)
Current period change in pension	(25,165)	11,338
Adjustment to initially apply FAS No. 158, net of tax	-	-
Ending balance of pension	(31,721)	(6,556)

Ending balance of accumulated other comprehensive income	$ (291,851)	$ 163,155

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

Although not required to make contributions under IRS regulations, the Company contributed $20.6 million and $3.6 million to the qualified plan in 2008 and 2007, respectively. Pension expense for the Company’s plans for the years ended December 31, 2008, 2007 and 2006 was $5.9 million, $6.4 million and $9.2 million, respectively.

The following table summarizes the status of these defined benefit plans for U.S. employees for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2008	2007
Change in projected benefit obligation:
Benefit obligation at beginning of year	$ 90,645	$ 92,443
Service cost	5,174	5,096
Interest cost	5,916	5,263
Actuarial loss (gain)	5,650	(10,979)
Benefits paid	(4,478)	(1,178)
Projected benefit obligation at end of year	102,907	90,645

Change in plan assets:
Fair value of plan assets at beginning of year	82,963	69,796
Actual return on plan assets	(26,391)	10,550
Actual contributions during the year	23,843	3,914
Administrative expenses paid	(139)	(119)
Benefits paid	(4,478)	(1,178)
Fair value of plan assets at end of year	75,798	82,963

Funded status at end of year	$ (27,109)	$ (7,682)

Amounts recognized in the consolidated balance sheets for the periods indicated:

	At December 31,
(Dollars in thousands)	2008	2007
Other assets (due beyond one year)	$ -	$ 14,133
Other liabilities (due within one year)	(6,077)	(1,468)
Other liabilities (due beyond one year)	(21,032)	(20,347)
Net amount recognized in the consolidated balance sheets	$ (27,109)	$ (7,682)

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income for the periods indicated:

	At December 31,
(Dollars in thousands)	2008	2007
Prior service cost	$ (315)	$ (367)
Accumulated loss	(46,252)	(8,873)
Accumulated other comprehensive loss	$ (46,567)	$ (9,240)

Other changes in other comprehensive income for the periods indicated are as follows:

	Years Ended December 31,
(Dollars in thousands)	2008	2007
Other comprehensive loss at December 31, prior year	$ (9,240)	$ (26,662)
Net (loss) gain arising during period	(38,763)	15,871
Recognition of amortizations in net periodic benefit cost:
Prior service cost	51	126
Actuarial loss	1,385	1,425
Other comprehensive loss at December 31, current year	$ (46,567)	$ (9,240)

Net periodic benefit cost for U.S. employees included the following components for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2008	2007	2006
Service cost	$ 5,174	$ 5,096	$ 5,089
Interest cost	5,916	5,263	4,890
Expected return on assets	(6,583)	(5,538)	(3,549)
Amortization of actuarial loss from earlier periods	601	1,425	2,633
Amortization of unrecognized prior service cost	51	126	127
Settlement	784	-	-
Net periodic benefit cost	$ 5,943	$ 6,372	$ 9,190

Other changes recognized in other comprehensive income:
Other comprehensive income attributable to change from prior year	37,327	(17,422)

Total recognized in net periodic benefit cost and other
comprehensive income	$ 43,270	$ (11,050)

The estimated transition obligation, actuarial loss and prior service cost that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next year are $0.0 million, $3.3 million and $0.0 million, respectively.

The weighted average discount rates used to determine net periodic benefit cost for 2008 and 2007 were 6.55% and 5.94%, respectively. The rate of compensation increase used to determine the net periodic benefit cost for 2008 and 2007 was 4.5%. The expected long-term rate of return on plan assets for 2008 and 2007 was 8.0% and was based on expected portfolio returns and allocations.

The weighted average discount rates used to determine the actuarial present value of the projected benefit obligation for year end 2008 and 2007 were 6.25% and 6.55%, respectively.

The following table summarizes the accumulated benefit obligation for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2008	2007
Qualified Plan	$ 63,663	$ 53,693
Non-qualified Plan	20,171	16,130
Total	$ 83,834	$ 69,823

The following table displays the plans with projected benefit obligations in excess of plan assets for the periods indicated:

	At December 31,
(Dollars in thousands)	2008	2007
Qualified Plan
Projected benefit obligation	$ 79,574	NA
Fair value of plan assets	75,798	NA
Non-qualified Plan
Projected benefit obligation	$ 23,333	$ 21,815
Fair value of plan assets	-	-

The following table displays the plans with accumulated benefit obligations in excess of plan assets for the periods indicated:

At December 31,
(Dollars in thousands)	2008	2007
Qualified Plan
Accumulated benefit obligation	NA	NA
Fair value of plan assets	NA	NA
Non-qualified Plan
Accumulated benefit obligation	$ 20,171	$ 16,130
Fair value of plan assets	-	-

The following table displays the expected benefit payments in the periods indicated:

(Dollars in thousands)
2009	$ 7,622
2010	5,171
2011	5,604
2012	5,625
2013	6,883
Next 5 years	33,229

The asset allocation percentages for the qualified benefit plan, by asset category, for the periods indicated:

	At December 31,
Asset Category:	2008	2007
Equity securities	42.36%	64.90%
Debt securities	28.84%	29.50%
Cash and short-term investments	28.80%	5.60%
Total	100.00%	100.00%

Plan assets consist of shares in investment trusts with approximately 42%, 29% and 29% of the underlying assets consisting of equity securities, fixed maturities and cash, respectively. The Company manages the qualified plan investments for U.S. employees. The assets in the plan consist of debt and equity mutual funds. Due to the long term nature of the plan, the target asset allocation has historically been 70% equities and 30% bonds; however, due to recent market conditions, contributions are being invested in short-term securities.

The Company expects to contribute approximately $5.1 million in 2009 to the qualified plan.

Defined Contribution Plans.

The Company also maintains both qualified and non-qualified defined contribution plans (“Savings Plan” and “Non-Qualified Savings Plan”, respectively) covering U.S. employees. Under the plans, the Company contributes up to a maximum 3% of the participants’ compensation based on the contribution percentage of the employee. The Non-Qualified Savings Plan provides compensating savings plan benefits for participants whose benefits have been curtailed under the Savings Plan due to Internal Revenue Code limitations. The Company’s incurred expenses related to these plans were $1.4 million, $1.2 million and $1.0 million in 2008, 2007 and 2006, respectively.

In addition, the Company maintains several defined contribution pension plans covering non-U.S. employees. Each non-U.S. office (Canada, London, Belgium, Singapore and Bermuda) maintains a separate plan for the non-U.S. employees working in that location. The Company contributes various amounts based on salary, age and/or years of service. The contributions as a percentage of salary for the branch offices range from 4.9% to 9.5%. The contributions are generally used to purchase pension benefits from local insurance providers. The Company’s incurred expenses related to these plans were $0.7 million, $0.7 million and $0.6 million for 2008, 2007 and 2006, respectively.

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

A healthcare inflation rate for pre-Medicare claims of 9% in 2008 was assumed to decrease gradually to 5% in 2015 and then remain at that level. A healthcare inflation rate for post-Medicare claims of 7% in 2008 was assumed to decrease gradually to 5% in 2015 then remain at that level.

Effective December 31, 2008, the healthcare inflation rate for pre-Medicare claims is 9% in 2009, decreasing gradually to 5% in 2018. The healthcare inflation rate for post-Medicare claims is 7% in 2009, decreasing gradually to 5% in 2018.

Changes in the assumed healthcare cost trend can have a significant effect on the amounts reported for the healthcare plans. A one percent change in the rate would have the following effects on:

(Dollars in thousands)	Percentage Point Increase ($ Impact)	Percentage Point Decrease ($ Impact)
a. Effect on total service and interest cost components	$ 295	$ (232)
b. Effect on accumulated post-retirement benefit obligation	2,341	(1,869)

Benefit expense for this plan for the years ended December 31, 2008, 2007 and 2006 was $1.4 million, $1.2 million and $1.1 million, respectively.

The following table summarizes the status of this plan for the periods indicated:

	At December 31,
(Dollars in thousands)	2008	2007
Change in projected benefit obligation:
Benefit obligation at beginning of year	$ 9,832	$ 8,780
Service cost	732	663
Interest cost	664	536
Actuarial loss (gain)	1,401	(1)
Benefits paid	(273)	(146)
Benefit obligation at end of year	12,356	9,832

Change in plan assets:
Fair value of plan assets at beginning of year	-	-
Employer contributions	273	146
Benefits paid	(273)	(146)
Fair value of plan assets at end of year	-	-

Funded status at end of year	$ (12,356)	$ (9,832)

Amounts recognized in the consolidated balance sheets for the periods indicated:

	At December 31,
(Dollars in thousands)	2008	2007
Other liabilities (due within one year)	$ (219)	$ (144)
Other liabilities (due beyond one year)	(12,137)	(9,688)
Net amount recognized in the consolidated balance sheets	$ (12,356)	$ (9,832)

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income for the periods indicated:

	At December 31,
(Dollars in thousands)	2008	2007
Accumulated loss	$ (2,234)	$ (848)
Accumulated other comprehensive loss	$ (2,234)	$ (848)

Other changes in other comprehensive income for the periods indicated are as follows:

	Years Ended December 31,
(Dollars in thousands)	2008	2007
Other comprehensive loss at December 31, prior year	$ (848)	$ (867)
Net loss arising during period	(1,401)	1
Recognition of amortizations in net periodic benefit cost:
Actuarial loss	15	18
Other comprehensive loss at December 31, current year	$ (2,234)	$ (848)

Net periodic benefit cost included the following components for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2008	2007	2006
Service cost	$ 732	$ 663	$ 631
Interest cost	664	536	464
Net loss recognition	15	18	50
Net periodic cost	$ 1,411	$ 1,217	$ 1,145

Other changes recognized in other comprehensive income:
Other comprehensive gain attributable to change from prior year	1,386	(19)

Total recognized in net periodic benefit cost and
other comprehensive income	$ 2,797	$ 1,198

The estimated transition obligation, actuarial loss and prior service cost that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $0.0 thousand, $68.7 thousand and $0.0 thousand, respectively.

The weighted average discount rates used to determine net periodic benefit cost for 2008 and 2007 were 6.55% and 5.94%, respectively.

The weighted average discount rates used to determine the actuarial present value of the projected benefit obligation at year end 2008 and 2007 were 6.25% and 6.55%, respectively.

The following table summarizes the benefit obligation for the post-retirement plan for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2008	2007
Post-retirement Plan	$ 12,356	$ 9,832

The following table displays the expected benefit payments in the years indicated:

(Dollars in thousands)
2009	$ 219
2010	298
2011	378
2012	453
2013	538
Next 5 years	4,233

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

Under Bermuda law, Bermuda Re and Everest International are prohibited from declaring or making payment of a dividend if they fail to meet their minimum solvency margin or minimum liquidity ratio. As long term insurers, Bermuda Re and Everest International are also unable to declare or pay a dividend to anyone who is not a policyholder unless, after payment of the dividend, the value of the assets in their long term business fund, as certified by their approved actuary, exceeds their liabilities for long term business by at least the $250,000 minimum solvency margin. Prior approval of the Bermuda Monetary Authority is required if Bermuda Re’s or Everest International’s dividend payments would reduce their prior year-end total statutory capital by 15% or more.

Delaware law provides that an insurance company which is a member of an insurance holding company system and is domiciled in the state shall not pay dividends without giving prior notice to the Insurance Commissioner of Delaware and may not pay dividends without the approval of the Insurance Commissioner if the value of the proposed dividend, together with all other dividends and distributions made in the preceding twelve months, exceeds the greater of (1) 10% of statutory surplus or (2) net income, not including realized capital gains, each as reported in the prior year’s statutory annual statement. In addition, no dividend may be paid in excess of unassigned earned surplus. At December 31, 2008, Everest Re has $315.6 million available for payment of dividends in 2009 without the need for prior regulatory approval. In addition, Everest Re has $300.0 million available for payment of dividends in 2009 from the extraordinary dividend approval from the Insurance Commissioner of Delaware.

Statutory Financial Information.

Everest Re prepares its statutory financial statements in accordance with accounting practices prescribed or permitted by the National Association of Insurance Commissioners (“NAIC”) and the Delaware Insurance Department. Prescribed statutory accounting practices are set forth in the NAIC Accounting Practices and Procedures Manual. The capital and statutory surplus of Everest Re was $2,342.4 million and $2,864.1 million at December 31, 2008 and 2007, respectively. The statutory net income of Everest Re was $74.4 million, $673.1 million and $298.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Bermuda Re prepares its statutory financial statements in conformity with the accounting principles set forth in Bermuda in The Insurance Act 1978, amendments thereto and related regulations. The statutory capital and surplus of Bermuda Re was $2,181.6 million and $2,340.4 million at December 31, 2008 and 2007, respectively. The statutory net income of Bermuda Re was $42.3 million, $419.3 million and $429.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.

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

In 1993 and prior, the Company had a business arrangement with The Prudential wherein, for a fee, the Company accepted settled claim payment obligations of certain property and casualty insurers, and, concurrently, became the owner of the annuity or assignee of the annuity proceeds funded by the property and casualty insurers specifically to fulfill these fully settled obligations. In these circumstances, the Company would be liable if The Prudential, which has an A+ (Superior) financial strength rating from A.M. Best Company (“A.M. Best”), was unable to make the annuity payments. The estimated cost to replace all such annuities for which the Company was contingently liable at December 31, 2008 and 2007, was $152.1 million and $150.4 million, respectively.

Prior to its 1995 initial public offering, the Company purchased annuities from an unaffiliated life insurance company with an A+ (Superior) financial strength rating from A.M. Best to settle certain claim liabilities of the Company. Should the life insurance company become unable to make the annuity payments, the Company would be liable for those claim liabilities. The estimated cost to replace such annuities at December 31, 2008 and 2007, were $23.1 million and $21.7 million, respectively.

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

Under the 2002 Employee Plan, 4,000,000 common shares have been authorized to be granted as share options, share awards or restricted share awards to officers and key employees of the Company. At December 31, 2008, there were 1,304,618 remaining shares available to be granted under the 2002 Employee Plan. The 2002 Employee Plan replaced the 1995 Employee Plan; therefore, no further awards will be granted under the 1995 Employee Plan. Under the 2003 Director Plan, 500,000 common shares have been authorized to be granted as share options or share awards to non-employee directors of the Company. At December 31, 2008 there were 462,500 remaining shares available to be granted under the 2003 Director Plan. Under the 1995 Director Plan, a total of 50,000 common shares have been authorized to be granted as share options to non-employee directors of the Company. At December 31, 2008, there were 37,439 remaining shares available to be granted under the 1995 Director Plan.

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

For share options granted, nonvested shares granted and shares issued under the 2002 Employee Plan, the 1995 Employee Plan, the 2003 Director Plan and the 1995 Director Plan, share-based compensation expense recognized in the consolidated statements of operations and comprehensive (loss) income was $16.3 million for the year ended December 31, 2008. The corresponding income tax benefit recorded in the consolidated statements of operations and comprehensive (loss) income for share-based compensation was $3.6 million for the year ended December 31, 2008.

The fair value of each option award was estimated on the date of the grant using the Black-Scholes option valuation model. The following assumptions were used in calculating the fair value of the options for the periods indicated:

	Years Ended December 31,
	2008	2007	2006
Weighted-average volatility	25.90%	26.45%	27.14%
Weighted-average dividend yield	2.00%	1.89%	0.95%
Weighted-average expected term	6.44 years	6.42 years	6.33 years
Weighted-average risk-free rate	3.33%	4.68%	4.62%

A summary of the option activity under the Company’s shareholder approved and non-approved plans as of December 31, 2008, 2007 and 2006 and changes during the year then ended is presented in the following tables:

Compensation plans approved by shareholders:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
(Dollars in thousands, except per share)		Exercise	Contractual	Intrinsic
Options	Shares	Price/Share	Term	Value
Outstanding at January 1, 2008	1,792,126	$ 73.94
Granted	379,106	99.67
Exercised	141,300	46.07
Forfeited/Cancelled/Expired	59,406	93.48
Outstanding at December 31, 2008	1,970,526	80.30	5.9	$ 14,075

Exercisable at December 31, 2008	1,156,726	68.60	4.3	$ 13,930

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
(Dollars in thousands, except per share)		Exercise	Contractual	Intrinsic
Options	Shares	Price/Share	Term	Value
Outstanding at January 1, 2007	1,798,736	$ 64.79
Granted	371,550	99.09
Exercised	308,210	48.96
Forfeited/Cancelled/Expired	69,950	82.24
Outstanding at December 31, 2007	1,792,126	73.94	6.0	$ 46,981

Exercisable at December 31, 2007	1,074,406	61.81	4.5	$ 41,204

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
(Dollars in thousands, except per share)		Exercise	Contractual	Intrinsic
Options	Shares	Price/Share	Term	Value
Outstanding at January 1, 2006	2,236,078	$ 61.75
Granted	32,500	98.15
Exercised	405,572	48.08
Forfeited/Cancelled/Expired	64,270	81.23
Outstanding at December 31, 2006	1,798,736	64.79	5.8	$ 59,965

Exercisable at December 31, 2006	1,140,256	55.79	4.8	$ 48,261

Compensation plans not approved by shareholders:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
(Dollars in thousands, except per share)		Exercise	Contractual	Intrinsic
Options	Shares	Price/Share	Term	Value
Outstanding at January 1, 2008	89,500	$ 36.62
Granted	-	-
Exercised	6,500	30.63
Forfeited/Cancelled/Expired	-	-
Outstanding at December 31, 2008	83,000	37.09	1.8	$ 3,286

Exercisable at December 31, 2008	83,000	37.09	1.8	$ 3,286

Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
(Dollars in thousands, except per share)		Exercise	Contractual	Intrinsic
Options	Shares	Price/Share	Term	Value
Outstanding at January 1, 2007	89,500	$ 36.62
Granted	-	-
Exercised	-	-
Forfeited/Cancelled/Expired	-	-
Outstanding at December 31, 2007	89,500	36.62	2.7	$ 5,686

Exercisable at December 31, 2007	89,500	36.62	2.7	$ 5,686

Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
(Dollars in thousands, except per share)		Exercise	Contractual	Intrinsic
Options	Shares	Price/Share	Term	Value
Outstanding at January 1, 2006	89,500	$ 36.62
Granted	-	-
Exercised	-	-
Forfeited/Cancelled/Expired	-	-
Outstanding at December 31, 2006	89,500	36.62	3.7	$ 5,503

Exercisable at December 31, 2006	89,500	36.62	3.7	$ 5,503

The weighted-average grant-date fair value of options granted during the years 2008, 2007 and 2006 was $25.42, $29.05 and $32.92 per share, respectively. The aggregate intrinsic value (market price less exercise price) of options exercised during the years ended December 31, 2008, 2007 and 2006 was $6.4 million, $17.0 million and $20.5 million, respectively. The cash received from the exercised share options for the year ended December 31, 2008 was $6.7 million. The tax benefit realized from the options exercised for the year ended December 31, 2008 was $2.1 million.

The following table summarizes information about share options outstanding for the period indicated:

	At December 31, 2008
	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
	Number	Remaining	Average	Number	Average
Range of	Outstanding	Contractual	Exercise	Exercisable	Exercise
Exercise Prices	at 12/31/08	Life	Price	at 12/31/08	Price
$21.2551 - $ 31.8825	111,850	0.9	$ 26.60	111,850	$ 26.60
$31.8826 - $ 42.5100	-	0.0	-	-	-
$42.5101 - $ 53.1375	149,000	2.7	48.01	149,000	48.01
$53.1376 - $ 63.7650	204,000	3.7	55.60	204,000	55.60
$63.7651 - $ 74.3925	605,676	4.3	71.43	543,916	71.10
$74.3926 - $ 85.0200	-	0.0	-	-	-
$85.0201 - $ 95.6475	263,800	6.6	95.25	155,200	95.28
$95.6476 - $106.2750	719,200	8.6	99.36	75,760	99.02
	2,053,526	5.8	78.56	1,239,726	66.49

The following table summarizes the status of the Company’s nonvested shares and changes for the periods indicated:

	Years Ended December 31,
	2008		2007		2006
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
Restricted (nonvested) Shares	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Outstanding at January 1,	188,590	$ 92.85	179,300	$ 87.66	217,820	$ 86.60
Granted	113,182	96.94	79,500	99.02	15,000	91.41
Vested	150,810	92.33	49,510	84.97	53,520	84.38
Forfeited	11,300	97.01	20,700	90.43	-	-
Outstanding at December 31,	139,662	96.39	188,590	92.85	179,300	87.66

As of December 31, 2008, there was $11.0 million of total unrecognized compensation cost related to nonvested share-based compensation expense. That cost is expected to be recognized over a weighted-average period of 3.4 years. The total fair value of shares vested during the years ended December 31, 2008, 2007 and 2006, was $13.9 million, $4.2 million and $4.5 million, respectively. The tax benefit realized from the shares vested for the year ended December 31, 2008 was $0.8 million. In addition, the Company recorded an increase in paid-in capital of $0.1 million due to dividends paid on nonvested shares for the year ended December 31, 2008.

In addition to the 2002 Employee Plan, the 1995 Employee Plan, the 2003 Director Plan and the 1995 Director Plan, Group issued 1,893 common shares in 2008, 1,991 common shares in 2007 and 1,661 common shares in 2006 to the Company’s non-employee directors as compensation for their service as directors in 2008, 2007 and 2006, respectively. These issuances had aggregate values of approximately $168,000, $206,000 and $157,000, respectively.

Since its 1995 initial public offering, the Company has issued to certain key employees of the Company 502,682 restricted common shares, of which 51,960 restricted shares have been cancelled. The Company has issued to non-employee directors of the Company 25,000 restricted common shares, of which no restricted shares have been cancelled. The Company acquired 69,093, 21,332 and 21,595 common shares at a cost of $6.2 million, $2.2 million and $2.1 million in 2008, 2007 and 2006, respectively, from employees who chose to pay required withholding taxes with shares exercised under the share option grants or restricted shares, which became unrestricted.

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

The following tables represent the underwriting results for the operating segments for the periods indicated:

U.S. Reinsurance	Years Ended December 31,
(Dollars in thousands)	2008	2007	2006
Gross written premiums	$ 957,900	$ 1,193,523	$ 1,336,728
Net written premiums	948,798	1,183,076	1,331,677

Premiums earned	$ 1,050,340	$ 1,282,888	$ 1,281,055
Incurred losses and LAE	798,165	705,408	851,172
Commission and brokerage	273,330	327,188	298,111
Other underwriting expenses	32,180	33,280	24,946
Underwriting (loss) gain	$ (53,335)	$ 217,012	$ 106,826

U.S. Insurance	Years Ended December 31,
(Dollars in thousands)	2008	2007	2006
Gross written premiums	$ 771,798	$ 885,604	$ 866,294
Net written premiums	616,957	744,284	753,324

Premiums earned	$ 705,522	$ 735,931	$ 761,685
Incurred losses and LAE	549,854	556,375	519,904
Commission and brokerage	146,728	136,233	123,087
Other underwriting expenses	64,324	58,216	48,918
Underwriting (loss) gain	$ (55,384)	$ (14,893)	$ 69,776

Specialty Underwriting	Years Ended December 31,
(Dollars in thousands)	2008	2007	2006
Gross written premiums	$ 260,422	$ 270,081	$ 251,209
Net written premiums	254,219	263,843	243,819

Premiums earned	$ 251,778	$ 261,965	$ 244,501
Incurred losses and LAE	165,869	173,264	163,925
Commission and brokerage	70,824	68,525	67,829
Other underwriting expenses	8,055	8,464	6,559
Underwriting gain	$ 7,030	$ 11,712	$ 6,188

International	Years Ended December 31,
(Dollars in thousands)	2008	2007	2006
Gross written premiums	$ 904,668	$ 805,872	$ 731,745
Net written premiums	902,137	805,984	730,717

Premiums earned	$ 885,456	$ 803,830	$ 719,475
Incurred losses and LAE	504,814	501,900	382,839
Commission and brokerage	230,920	199,460	180,541
Other underwriting expenses	19,780	18,633	13,830
Underwriting gain	$ 129,942	$ 83,837	$ 142,265

Bermuda	Years Ended December 31,
(Dollars in thousands)	2008	2007	2006
Gross written premiums	$ 783,351	$ 922,490	$ 814,894
Net written premiums	783,102	922,254	816,177

Premiums earned	$ 801,205	$ 912,884	$ 846,437
Incurred losses and LAE	420,270	611,191	516,580
Commission and brokerage	208,892	230,382	213,686
Other underwriting expenses	24,199	20,926	17,193
Underwriting gain	$ 147,844	$ 50,385	$ 98,978

The following table reconciles the underwriting results for the operating segments to income before taxes as reported in the consolidated statements of operations and comprehensive (loss) income for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2008	2007	2006
Underwriting gain	$ 176,097	$ 348,053	$ 424,033
Net investment income	565,887	682,392	629,378
Net realized capital (losses) gains	(695,830)	86,283	35,067
Net derivative expense	(20,900)	(2,124)	(410)
Corporate expenses	(13,811)	(13,085)	(26,531)
Interest, fee and bond issue cost amortization expense	(79,171)	(91,561)	(69,899)
Other (expense) income	(15,879)	17,998	112
(Loss) income before taxes	$ (83,607)	$ 1,027,956	$ 991,750

The Company produces business in the U.S., Bermuda and internationally. The net income deriving from and assets residing in the individual foreign countries in which the Company writes business are not identifiable in the Company’s financial records. Based on written premium, the largest country, other than the U.S., in which the Company writes business, is the United Kingdom, with $425.8 million of written premium for the year ended December 31, 2008. No other country represented more than 5% of the Company’s revenues.

Approximately 21.2%, 14.7% and 17.2% of the Company’s gross written premiums in 2008, 2007 and 2006, respectively, were sourced through the Company’s largest intermediary.

21. UNAUDITED QUARTERLY FINANCIAL DATA

Summarized quarterly financial data for the periods indicated:

	2008
(Dollars in thousands, except per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Operating data:
Gross written premiums	$ 877,502	$ 905,323	$ 999,167	$ 896,147
Net written premiums	838,663	864,756	960,597	841,197

Premiums earned	911,973	942,095	931,859	908,374
Net investment income	150,132	175,917	164,478	75,360
Net realized capital losses	(136,383)	(31,566)	(293,365)	(234,516)
Total claims and underwriting expenses	812,741	889,183	1,072,048	758,043
Net income (loss)	77,933	153,027	(233,127)	(16,591)

Net income (loss) per common share - basic	$ 1.25	$ 2.48	$ (3.80)	$ (0.27)
Net income (loss) per common share - diluted	$ 1.24	$ 2.47	$ (3.80)	$ (0.27)

	2007
(Dollars in thousands, except per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Operating data:
Gross written premiums	$ 1,016,767	$ 935,463	$ 1,074,673	$ 1,050,667
Net written premiums	989,877	918,536	1,055,529	955,499

Premiums earned	1,004,729	999,320	997,055	996,394
Net investment income	155,796	179,693	172,802	174,101
Net realized capital gains (losses)	40,892	91,774	18,579	(64,962)
Total claims and underwriting expenses	827,483	891,078	863,691	1,080,278
Net income	297,582	282,868	246,587	12,238

Net income per common share - basic	$ 4.64	$ 4.50	$ 3.93	$ 0.20
Net income per common share - diluted	$ 4.59	$ 4.45	$ 3.90	$ 0.19

SCHEDULE I — SUMMARY OF INVESTMENTS —
OTHER THAN INVESTMENTS IN RELATED PARTIES
December 31, 2008

Column A	Column B	Column C	Column D
			Amount
			Shown in
		Market	Balance
(Dollars in thousands)	Cost	Value	Sheet
Fixed maturities-available for sale
Bonds:
U.S. government and government agencies	$ 354,195	$ 408,718	$ 408,718
State, municipalities and political subdivisions	3,846,754	3,795,718	3,795,718
Foreign government securities	1,087,731	1,182,106	1,182,106
Foreign corporate securities	964,251	970,032	970,032
Public utilities	248,072	238,532	238,532
All other corporate bonds	2,347,763	2,210,332	2,210,332
Mortgage pass-through securities	1,988,359	1,878,392	1,878,392
Redeemable preferred stock	94,951	75,782	75,782
Total fixed maturities-available for sale	10,932,076	10,759,612	10,759,612
Fixed maturities-available for sale at fair value (1)	41,616	43,090	43,090
Equity securities - available for sale at market value	14,915	16,900	16,900
Equity securities - available for sale at fair value (1)	135,917	119,829	119,829
Short-term investments	1,889,799	1,889,799	1,889,799
Other invested assets	687,265	679,356	679,356
Cash	205,694	205,694	205,694

Total investments and cash	$ 13,907,282	$ 13,714,280	$ 13,714,280

(1) Original cost does not reflect fair value adjustments, which have been realized through the statements of operations and comprehensive income.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION
OF THE REGISTRANT CONDENSED BALANCE SHEETS

	December 31,
(Dollars in thousands, except par value per share)	2008	2007

ASSETS
Fixed maturities - available for sale, at market value	$ 212,808	$ 187,151
(amortized cost: 2008, $225,601; 2007, $189,836)
Short-term investments	72,717	114,874
Cash	564	777
Investment in subsidiaries, at equity in the underlying net assets	4,672,981	5,382,631
Accrued investment income	2,136	1,754
Receivable from subsidiaries	1,104	729
Other assets	21	8
TOTAL ASSETS	$ 4,962,331	$ 5,687,924

LIABILITIES
Due to subsidiaries	$ 571	$ 1,645
Other liabilities	1,405	1,509
Total liabilities	1,976	3,154

SHAREHOLDERS' EQUITY
Preferred shares, par value: $0.01; 50 million shares authorized;
no shares issued and outstanding	-	-
Common shares, par value: $0.01; 200 million shares authorized;
(2008) 65.6 million and (2007) 65.4 million issued	656	654
Additional paid-in capital	1,824,552	1,805,844
Accumulated other comprehensive (loss) income, net of deferred income
tax benefit of $16.5 million at 2008 and expense of $87.2 million at 2007	(291,851)	163,155
Treasury shares, at cost; (2008) 4.2 million shares and (2007) 2.5 million shares	(392,329)	(241,584)
Retained earnings	3,819,327	3,956,701
Total shareholders' equity	4,960,355	5,684,770
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 4,962,331	$ 5,687,924

See notes to consolidated financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF THE
REGISTRANT CONDENSED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(Dollars in thousands)	2008	2007	2006

REVENUES:
Net investment income	$ 13,776	$ 16,034	$ 15,252
Net realized capital (losses) gains	(5,516)	1,047	(2,251)
Other expense	(303)	(228)	(141)
Net (loss) income of subsidiaries	(18,662)	830,604	845,648
Total revenues	(10,705)	847,457	858,508

EXPENSES:
Other expenses	8,053	8,069	17,680
Total expenses	8,053	8,069	17,680

(LOSS) INCOME BEFORE TAXES	(18,758)	839,388	840,828
Income tax expense	-	113	-

NET (LOSS) INCOME	$ (18,758)	$ 839,275	$ 840,828

See notes to consolidated financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF THE
REGISTRANT CONDENSED STATEMENTS OF CASHFLOWS

	Years Ended December 31,
(Dollars in thousands)	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$ (18,758)	$ 839,275	$ 840,828
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Equity in retained earnings of subsidiaries	18,662	(830,604)	(845,648)
Dividends received from subsidiaries	120,000	-	60,000
Change in other assets and liabilities	(498)	961	(198)
(Increase) decrease in due to/from affiliates	(1,450)	921	9
Amortization of bond premium	458	501	554
Realized capital losses (gains)	5,516	(1,047)	2,251
Non-cash compensation expense	581	508	15,127
Net cash provided by operating activities	124,511	10,515	72,923

CASH FLOWS FROM INVESTING ACTIVITIES
Additional investment in subsidiaries	(24,643)	(25,761)	(10,209)
Proceeds from fixed maturities matured/called - available for sale, at market value	21,043	17,200	19,574
Proceeds from fixed maturities sold - available for sale, at market value	20	663	81
Proceeds from equity securities sold, available for sale, at fair value	-	227,228	41,846
Cost of fixed maturities acquired - available for sale, at market value	(62,803)	(33,884)	(595)
Cost of equity securities acquired - available for sale, at market value	-	(27,696)	(223,939)
Net change in short-term securities	42,159	(83,714)	117,685
Net change in unsettled securities transactions	-	35	(35)
Net cash provided by (used in) investing activities	(24,224)	74,071	(55,592)

CASH FLOWS FROM FINANCING ACTIVITIES
Common shares issued during the period	18,116	34,856	23,627
Dividends paid to shareholders	(118,616)	(121,387)	(38,986)
Net cash used in financing activities	(100,500)	(86,531)	(15,359)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	-	-	-

Net (decrease) increase in cash	(213)	(1,945)	1,972
Cash, beginning of period	777	2,722	750
Cash, end of period	$ 564	$ 777	$ 2,722

Noncash transaction:
Purchase of treasury shares by subsidiary	$ 150,745	$ 241,584	$ -

See notes to consolidated financial statements.

SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J
		Reserve				Incurred
Geographic Area		for Losses				Loss and	Amortization
	Deferred	and Loss	Unearned		Net	Loss	of Deferred	Other	Net
	Acquisition	Adjustment	Premium	Premiums	Investment	Adjustment	Acquisition	Operating	Written
(Dollars in thousands)	Costs	Expenses	Reserves	Earned	Income	Expenses	Costs	Expenses	Premium
December 31, 2008
Domestic	$ 137,021	$ 5,870,072	$ 962,883	$ 2,007,640	$ 323,421	$ 1,513,888	$ 490,882	$ 104,559	$ 1,819,974
International	55,075	1,098,480	213,950	885,456	39,156	504,814	230,920	19,780	902,137
Bermuda	162,896	1,872,108	158,678	801,205	203,310	420,270	208,892	24,199	783,102
Total	$ 354,992	$ 8,840,660	$ 1,335,511	$ 3,694,301	$ 565,887	$ 2,438,972	$ 930,694	$ 148,538	$ 3,505,213

December 31, 2007
Domestic	$ 182,501	$ 5,844,430	$ 1,159,409	$ 2,280,784	$ 367,217	$ 1,435,047	$ 531,946	$ 99,960	$ 2,191,203
International	52,218	1,113,641	208,687	803,830	38,946	501,900	199,460	18,633	805,984
Bermuda	164,844	2,082,535	199,002	912,884	276,229	611,191	230,382	20,926	922,254
Total	$ 399,563	$ 9,040,606	$ 1,567,098	$ 3,997,498	$ 682,392	$ 2,548,138	$ 961,788	$ 139,519	$ 3,919,441

December 31, 2006
Domestic	$ 189,060	$ 5,984,991	$ 1,228,509	$ 2,287,241	$ 338,126	$ 1,535,001	$ 489,027	$ 80,423	$ 2,328,820
International	51,285	924,816	195,168	719,475	32,964	382,839	180,541	13,830	730,717
Bermuda	147,772	1,930,333	188,573	846,437	258,288	516,580	213,686	17,193	816,177
Total	$ 388,117	$ 8,840,140	$ 1,612,250	$ 3,853,153	$ 629,378	$ 2,434,420	$ 883,254	$ 111,446	$ 3,875,714

SCHEDULE IV — REINSURANCE

Column A	Column B	Column C	Column D	Column E	Column F
		Ceded to	Assumed
	Gross	Other	from Other	Net	Assumed
(Dollars in thousands)	Amount	Companies	Companies	Amount	to Net

December 31, 2008
Total property and liability insurance
premiums earned	$ 844,365	$ 181,785	$ 3,031,721	$ 3,694,301	82.1%

December 31, 2007
Total property and liability insurance
premiums earned	$ 922,005	$ 137,647	$ 3,213,140	$ 3,997,498	80.4%

December 31, 2006
Total property and liability insurance
premiums earned	$ 996,196	$ 142,197	$ 2,999,154	$ 3,853,153	77.8%