Form 10-Q
period 2009-03-31
EVEREST RE GROUP LTD
filed 2009-05-11
CIK 1095073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2009	Commission file number: 1-15731

EVEREST RE GROUP, LTD.

(Exact name of registrant as specified in its charter)

Bermuda	98-0365432
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or shorter period that the registrant was required to submit and post such files).

YES	NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	X	Accelerated filer
Non-accelerated filer		Smaller reporting company
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Class	At May 1, 2009
Common Shares, $0.01 par value	61,542,089

EVEREST RE GROUP, LTD

       Index To Form 10-Q

Page

    PART I

             FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets at March 31, 2009 (unaudited) and
	December 31, 2008	1

	Consolidated Statements of Operations and Comprehensive Income for
	the three months ended March 31, 2009 and 2008 (unaudited)	2

	Consolidated Statements of Changes in Shareholders’ Equity for the three
	months ended March 31, 2009 and 2008 (unaudited)	3

	Consolidated Statements of Cash Flows for the three months ended
	March 31, 2009 and 2008 (unaudited)	4

	Notes to Consolidated Interim Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operation	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44

Item 4.	Controls and Procedures	45

   PART II

   OTHER INFORMATION

PART I

ITEM 1. FINANCIAL STATEMENTS

EVEREST RE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Dollars in thousands, except par value per share)	2009	2008
	(unaudited)
ASSETS:
Fixed maturities - available for sale, at market value	$ 11,195,981	$ 10,759,612
(amortized cost: 2009, $11,294,284; 2008, $10,932,076)
Fixed maturities - available for sale, at fair value	47,391	43,090
Equity securities - available for sale, at market value (cost: 2009, $12,618; 2008, $14,915)	14,358	16,900
Equity securities - available for sale, at fair value	109,788	119,829
Short-term investments	1,173,056	1,889,799
Other invested assets (cost: 2009, $602,812; 2008, $687,265)	593,261	679,356
Cash	467,248	205,694
Total investments and cash	13,601,083	13,714,280
Accrued investment income	135,718	149,215
Premiums receivable	917,272	908,110
Reinsurance receivables	672,099	657,169
Funds held by reinsureds	337,076	331,817
Deferred acquisition costs	354,545	354,992
Prepaid reinsurance premiums	74,052	79,379
Deferred tax asset	380,773	442,367
Federal income taxes recoverable	82,221	32,295
Other assets	170,155	176,966
TOTAL ASSETS	$ 16,724,994	$ 16,846,590

LIABILITIES:
Reserve for losses and loss adjustment expenses	$ 8,775,462	$ 8,840,660
Future policy benefit reserve	69,334	66,172
Unearned premium reserve	1,362,514	1,335,511
Funds held under reinsurance treaties	85,087	83,431
Losses in the course of payment	40,864	45,654
Commission reserves	49,502	52,460
Other net payable to reinsurers	49,644	51,138
8.75% Senior notes due 3/15/2010	199,857	199,821
5.4% Senior notes due 10/15/2014	249,738	249,728
6.6% Long term notes due 5/1/2067	238,346	399,643
Junior subordinated debt securities payable	329,897	329,897
Accrued interest on debt and borrowings	12,821	11,217
Other liabilities	222,074	220,903
Total liabilities	11,685,140	11,886,235

Commitments and contingencies (Note 8)

SHAREHOLDERS' EQUITY:
Preferred shares, par value: $0.01; 50 million shares authorized;
no shares issued and outstanding	-	-
Common shares, par value: $0.01; 200 million shares authorized; (2009) 65.7 million and
(2008) 65.6 million issued	657	656
Additional paid-in capital	1,827,819	1,824,552
Accumulated other comprehensive loss, net of deferred income tax benefit
of $1.3 million at 2009 and $16.5 million at 2008	(294,636)	(291,851)
Treasury shares, at cost; (2009 and 2008) 4.2 million shares	(392,329)	(392,329)
Retained earnings	3,898,343	3,819,327
Total shareholders' equity	5,039,854	4,960,355
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 16,724,994	$ 16,846,590

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
(Dollars in thousands, except per share amounts)	2009	2008
	(unaudited)
REVENUES:
Premiums earned	$ 932,290	$ 911,973
Net investment income	68,754	150,132
Net realized capital losses	(65,137)	(136,383)
Realized gain on debt repurchase	78,271	-
Net derivative loss	(19,703)	(3,795)
Other expense	(5,180)	(5,161)
Total revenues	989,295	916,766

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	569,905	545,350
Commission, brokerage, taxes and fees	226,038	227,147
Other underwriting expenses	40,135	40,244
Interest, fees and bond issue cost amortization expense	20,142	19,787
Total claims and expenses	856,220	832,528

INCOME BEFORE TAXES	133,075	84,238
Income tax expense	24,519	6,305

NET INCOME	$ 108,556	$ 77,933
Other comprehensive loss, net of tax	(2,785)	(3,991)

COMPREHENSIVE INCOME	$ 105,771	$ 73,942

PER SHARE DATA:
Average shares outstanding (000's)	61,294	62,377
Net income per common share - basic	$ 1.77	$ 1.25

Average diluted shares outstanding (000's)	61,433	62,860
Net income per common share - diluted	$ 1.77	$ 1.24

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS' EQUITY

	Three Months Ended
	March 31,
(Dollars in thousands, except share amounts)	2009	2008
	(unaudited)
COMMON SHARES (shares outstanding):
Balance, beginning of period	61,414,027	62,863,845
Issued during the period, net	128,062	83,743
Treasury shares acquired	-	(1,052,000)
Balance, end of period	61,542,089	61,895,588

COMMON SHARES (par value):
Balance, beginning of period	$ 656	$ 654
Issued during the period, net	1	1
Balance, end of period	657	655

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	1,824,552	1,805,844
Share-based compensation plans	3,230	5,046
Other	37	56
Balance, end of period	1,827,819	1,810,946

ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME,
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	(291,851)	163,155
Net decrease during the period	(2,785)	(3,991)
Balance, end of period	(294,636)	159,164

RETAINED EARNINGS:
Balance, beginning of period	3,819,327	3,956,701
Net income	108,556	77,933
Dividends declared ($0.48 per share in 2009 and 2008)	(29,540)	(29,994)
Balance, end of period	3,898,343	4,004,640

TREASURY SHARES AT COST:
Balance, beginning of period	(392,329)	(241,584)
Purchase of treasury shares	-	(100,837)
Balance, end of period	(392,329)	(342,421)

TOTAL SHAREHOLDERS' EQUITY, END OF PERIOD	$ 5,039,854	$ 5,632,984
The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
(Dollars in thousands)	2009	2008
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 108,556	$ 77,933
Adjustments to reconcile net income to net cash provided by operating activities:
(Increase) decrease in premiums receivable	(14,479)	31,737
Increase in funds held by reinsureds, net	(9,781)	(8,737)
(Increase) decrease in reinsurance receivables	(32,137)	37,776
Decrease (increase) in deferred tax asset	44,990	(56,130)
Increase in reserve for losses and loss adjustment expenses	2,434	50,050
Increase (decrease) in future policy benefit reserve	3,161	(3,012)
Increase (decrease) in unearned premiums	32,852	(72,961)
Change in equity adjustments in limited partnerships	73,285	8,606
Change in other assets and liabilities, net	(20,913)	40,832
Non-cash compensation expense	3,136	7,679
Amortization of bond premium/(accrual of bond discount)	2,490	453
Amortization of underwriting discount on senior notes	46	43
Realized gain on debt repurchase	(78,271)	-
Net realized capital losses	65,137	136,383
Net cash provided by operating activities	180,506	250,652

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale, at market value	242,130	288,927
Proceeds from fixed maturities matured/called - available for sale, at fair value	5,570	-
Proceeds from fixed maturities sold - available for sale, at market value	80,957	47,210
Proceeds from fixed maturities sold - available for sale, at fair value	3,492	-
Proceeds from equity securities sold - available for sale, at market value	1,042	-
Proceeds from equity securities sold - available for sale, at fair value	1,648	262,298
Distributions from other invested assets	12,664	11,185
Cost of fixed maturities acquired - available for sale, at market value	(812,380)	(686,577)
Cost of fixed maturities acquired - available for sale, at fair value	(13,309)	-
Cost of equity securities acquired - available for sale, at market value	-	(440)
Cost of equity securities acquired - available for sale, at fair value	(8,979)	(78,525)
Cost of other invested assets acquired	(6,239)	(24,051)
Net change in short-term securities	712,922	(42,136)
Net change in unsettled securities transactions	3,699	68,491
Net cash provided by (used in) investing activities	223,217	(153,618)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares issued during the period, net	132	(2,576)
Purchase of treasury shares	-	(100,837)
Net cost of debt repurchase	(83,026)	-
Dividends paid to shareholders	(29,540)	(29,994)
Net cash used in financing activities	(112,434)	(133,407)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(29,735)	3,777

Net increase (decrease) in cash	261,554	(32,596)
Cash, beginning of period	205,694	250,567
Cash, end of period	$ 467,248	$ 217,971

SUPPLEMENTAL CASH FLOW INFORMATION
Cash transactions:
Income taxes paid	$ 27,135	$ 33,218
Interest paid	$ 18,318	$ 13,931

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended March 31, 2009 and 2008

1. General

Everest Re Group, Ltd. (“Group”), a Bermuda company, through its subsidiaries, principally provides reinsurance and insurance in the U.S., Bermuda and international markets. As used in this document, “Company” means Group and its subsidiaries. On December 30, 2008, Group contributed Everest Reinsurance Holdings, Inc. and its subsidiaries to its recently established Irish holding company, Everest Reinsurance Company (Ireland), Limited.

The unaudited consolidated financial statements of the Company for the three months ended March 31, 2009 and 2008 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis. Certain financial information, which is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), has been omitted since it is not required for interim reporting purposes. The year end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results for the three months ended March 31, 2009 and 2008 are not necessarily indicative of the results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2008, 2007 and 2006 included in the Company’s most recent Form 10-K filing.

2. New Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards (“FAS”) No. 161 “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 requires entities to provide additional disclosures on derivative and hedging activities regarding their effect on financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted FAS 161 on January 1, 2009.

In June, 2008, the FASB issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 requires unvested restricted stock awards that contain rights to nonforfeitable dividends to be considered in the determination of earnings per share. Upon adoption, the presented earnings per share number was not impacted.

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

On April 9, 2009, the FASB issued FSP No. FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with FAS 157 when the volume and level of activity for the asset or liability have significantly decreased and to identify circumstances that indicate a transaction is not orderly. In addition, FSP FAS 157-4 emphasizes that the objective of the fair value measurement remains the same, to arrive at a price received to sell an asset or paid to transfer a liability in an orderly transaction. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. The Company will adopt this FSP effective April 1, 2009 in conjunction with the second quarter reporting period. The Company does not believe that adopting this FSP will have a material impact on the Company’s financial results.

On April 9, 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”). FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively with an adjustment to reclassify the non-credit portion of any other-than-temporary payments previously recorded through earnings to accumulated other comprehensive income. The Company will adopt this FSP effective April 1, 2009 in conjunction with the second quarter reporting period. The Company has not completed its analysis of the impact on the financial statements upon adoption of this FSP.

On April 9, 2009, the FASB issued FSP FAS 107-1 and FSP APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107 “Disclosures about Fair Value of Financial Instruments” and APB Opinion No. 28 “Interim Financial Reporting” to require complete disclosures in both the interim and annual financial reporting. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. The Company will adopt this FSP effective April 1, 2009 in conjunction with the second quarter reporting period. FSP FAS 107-1 and APB 28-1 is for disclosure only and has no financial statement impact.

3. Investments

The amortized cost, market value and gross unrealized appreciation and depreciation of available for sale, market value fixed maturity and equity security investments are as follows for the periods indicated:

	At March 31, 2009
	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value
Fixed maturities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$ 341,571	$ 50,715	$ (239)	$ 392,047
Obligations of U.S. states and political subdivisions	3,805,261	136,841	(103,028)	3,839,074
Corporate securities	2,735,920	63,161	(228,736)	2,570,345
Mortgage-backed securities	2,442,407	49,851	(148,578)	2,343,680
Foreign government securities	1,039,531	102,632	(24,000)	1,118,163
Foreign corporate securities	929,594	49,489	(46,411)	932,672
Total fixed maturities	$ 11,294,284	$ 452,689	$ (550,992)	$ 11,195,981
Equity securities	$ 12,618	$ 1,746	$ (6)	$ 14,358

	At December 31, 2008
	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value
Fixed maturities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$ 354,195	$ 55,186	$ (663)	$ 408,718
Obligations of U.S. states and political subdivisions	3,846,754	113,885	(164,921)	3,795,718
Corporate securities	2,690,786	61,552	(227,692)	2,524,646
Mortgage-backed securities	1,988,359	26,331	(136,298)	1,878,392
Foreign government securities	1,087,731	117,973	(23,598)	1,182,106
Foreign corporate securities	964,251	56,813	(51,032)	970,032
Total fixed maturities	$ 10,932,076	$ 431,740	$ (604,204)	$ 10,759,612
Equity securities	$ 14,915	$ 1,985	$ -	$ 16,900

The amortized cost and market value of fixed maturities are shown in the following table by contractual maturity. Mortgage-backed securities generally are more likely to be prepaid than other fixed maturities. As the stated maturity of such securities may not be indicative of actual maturities, the total for mortgage-backed securities is shown separately.

	At March 31, 2009
	Amortized	Market
(Dollars in thousands)	Cost	Value
Fixed maturities – available for sale
Due in one year or less	$ 601,244	$ 615,315
Due after one year through five years	2,675,598	2,741,079
Due after five years through ten years	2,308,834	2,302,214
Due after ten years	3,266,201	3,193,693
Mortgage-backed securities	2,442,407	2,343,680
Total	$ 11,294,284	$ 11,195,981

The changes in net unrealized appreciation (depreciation) for the Company’s investments are derived from the following sources for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2009	2008
Increase (decrease) during the period between the market value and cost of investments carried at market value, and deferred taxes thereon:
Fixed maturities	$ 74,160	$ (29,062)
Equity securities	(244)	383
Other invested assets	(1,641)	(1,798)
Change in unrealized appreciation (depreciation), pre-tax	72,275	(30,477)
Deferred tax (expense) benefit	(25,327)	9,956
Change in unrealized appreciation (depreciation),
net of deferred taxes, included in shareholders’ equity	$ 46,948	$ (20,521)

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

The components of net realized capital losses are presented in the table below for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2009	2008
Fixed maturity securities, market value:
Other-than-temporary impairments	$ (8,274)	$ (947)
Losses from sales	(39,594)	(90)
Fixed maturity securities, fair value:
Gains from sales	96	-
Losses from fair value adjustments	(42)	-
Equity securities, market value:
Gains from sales	47	-
Equity securities, fair value:
Losses from sales	(449)	(13,936)
Losses from fair value adjustments	(16,923)	(121,461)
Short-term investments gains	2	51
Total net realized capital losses	$ (65,137)	$ (136,383)

Proceeds from sales of fixed maturity securities for the three months ended March 31, 2009 and 2008 were $84.4 million and $47.2 million, respectively. Gross gains of $2.7 million and $1.4 million and gross losses of $42.3 million and $1.5 million were realized on those fixed maturity sales for the three months ended March 31, 2009 and 2008, respectively. Proceeds from sales of equity security investments for the three months ended March 31, 2009 and 2008 were $2.7 million and $262.3 million, respectively. Gross gains of $0.2 million and $2.7 million and gross losses of $0.7 million and $16.6 million were realized on those equity sales for the three months ended March 31, 2009 and 2008, respectively.

Included in net realized capital losses for the three months ended March 31, 2009 and 2008 was $8.3 million and $0.9 million, respectively, for write-downs in the value of securities deemed to be impaired on an other-than-temporary basis.

4. Derivatives

The Company sold seven equity index put options based on two indices in 2001 and in 2005. The Company sold these equity index put options as insurance products with the intent of achieving a profit. These equity index put options meet the definition of a derivative under FAS 133 and the Company’s position in these contracts is unhedged. These equity index put options are not used for risk management purposes.

The Company sold six equity index put options based on the Standard & Poor’s 500 (“S&P 500”) index for total consideration, net of commissions, of $22.5 million. At March 31, 2009, fair value for these equity put options was $73.2 million. These contracts each have a single exercise date, with maturities ranging from 12 to 30 years and strike prices ranging from $1,141.21 to $1,540.63. No amounts will be payable under these contracts if the S&P 500 index is at or above the strike prices on the exercise dates, which fall between June 2017 and March 2031. If the S&P 500 index is lower than the strike price on the applicable exercise date, the amount due would vary proportionately with the percentage by which the index is below the strike price. Based on historical index volatilities and trends and the March 31, 2009 index value, the Company estimates the probability for each contract of the S&P 500 index falling below the strike price on the exercise date to be less than 66%. The theoretical maximum payouts under the contracts would occur if on each of the exercise dates the S&P 500 index value were zero. At March 31, 2009, the present value of these theoretical maximum payouts using a 6% discount factor was $243.1 million.

The Company sold one equity index put option based on the FTSE 100 index for total consideration, net of commissions, of $6.7 million. At March 31, 2009, fair value for this equity put option was $7.0 million. This contract has an exercise date of July 2020 and a strike price of £5,989.75. No amount will be payable under this contract if the FTSE 100 index is at or above the strike price on the exercise date. If the FTSE 100 index is lower than the strike price on the exercise date, the amount due will vary proportionately with the percentage by which the index is below the strike price. Based on historical index volatilities and trends and the March 31, 2009 index value, the Company estimates the probability that the FTSE 100 index contract will fall below the strike price on the exercise date to be less than 65%. The theoretical maximum payout under the contract would occur if on the exercise date the FTSE 100 index value was zero. At March 31, 2009, the present value of the theoretical maximum payout using a 6% discount factor and current exchange rate was $23.8 million.

The fair value of the equity put options can be found in the Company’s balance sheet as follows:

Fair Value
(Dollars in thousands)	March 31, 2009		December 31, 2008
Derivatives not designated as hedging	Balance Sheet		Balance Sheet
instruments under Statement 133	Location	Fair Value	Location	Fair Value
Equity contracts	Other liabilities	$ 80,255	Other liabilities	$ 60,552
Total		$ 80,255		$ 60,552

The loss on the equity index put options can be found in the Company’s statement of operations and comprehensive income as follows:

Amount of gain/(loss) recognized
(Dollars in thousands)		in income on derivatives
Derivatives not designated as hedging	Location of loss recognized in	March 31,
instruments under Statement 133	income of derivative	2009	2008
Equity contracts	Net derivative loss	$ (19,703)	$ (3,795)
Total		$ (19,703)	$ (3,795)

The Company’s derivative (equity index put options) contracts contain provisions that require collateralization of the fair value, as calculated by the counterparty, above a specified threshold, which are based on the Company’s financial strength ratings (Moody’s) and/or debt ratings (Standard & Poor’s). The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on March 31, 2009, was $80.3 million for which the Company had posted collateral of $32.2 million. If on March 31, 2009, the Company’s ratings were such that the collateral threshold was zero, the Company would be required to post an additional $48.1 million, which is an approximation of the counterparties’ fair value calculation.

5. Fair Value

The Company records fair value re-measurements as net realized capital gains or losses in the consolidated statements of operations and comprehensive income. The Company recorded $17.0 million and $121.5 million in net realized capital losses due to fair value re-measurement on fixed maturity securities and equity securities at fair value for the three months ended March 31, 2009 and 2008, respectively.

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

The Company sold seven equity index put options which meet the definition of a derivative under FAS 133. The Company’s position in these contracts is unhedged. The Company recorded the change in fair value of $19.7 million and $3.8 million for the three months ended March 31, 2009 and 2008, respectively, as net derivative expense in the consolidated statements of operations and comprehensive income.

The fair value was calculated using an industry accepted option pricing model, Black-Scholes, which used the following assumptions:

At March 31, 2009
Contract
	Contracts	based on
	based on	FTSE 100
	S & P 500 Index	Index
Equity index	$ 797.9	£ 3,926.1
Interest rate	4.40% to 5.39%	5.36%
Time to maturity	8.2 to 22.0 yrs	11.3 yrs
Volatility	22.3% to 24.9%	26.1%

The following tables present the fair value measurement levels for all assets and liabilities, which the Company has recorded at fair value as of the periods indicated:

Fair Value Measurement Using:
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	March 31, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value	$ 11,195,981	$ -	$ 11,106,444	$ 89,537
Fixed maturities, fair value	47,391	-	47,391	-
Equity securities, market value	14,358	14,358	-	-
Equity securities, fair value	109,788	109,399	389	-

Liabilities:
Equity put options	$ 80,255	$ -	$ -	$ 80,255

Fair Value Measurement Using:
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	December 31, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value	$ 10,759,612	$ -	$ 10,466,005	$ 293,607
Fixed maturities, fair value	43,090	-	43,090	-
Equity securities, market value	16,900	16,900	-	-
Equity securities, fair value	119,829	119,104	725	-

Liabilities:
Equity put options	$ 60,552	$ -	$ -	$ 60,552

The following table presents the fixed maturity investments for which fair value was measured under Level 3, fair value measurements using significant unobservable inputs, for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2009	2008
Assets:
Beginning balance at January 1	$ 293,607	$ 267,978
Total gains or (losses) (realized/unrealized)
Included in earnings (or changes in net assets)	28	(328)
Included in other comprehensive income	4,115	(940)
Purchases, issuances and settlements	(97)	(6,843)
Transfers in and/or (out) of Level 3	(208,116)	(207,269)
Ending balance at March 31	$ 89,537	$ 52,598

The amount of total gains or losses for the period included in earnings
(or changes in net assets) attributable to the change in unrealized
gains or losses relating to assets still held at the reporting date	$ (816)	$ (387)

The following table presents the equity index put options for which fair value was measured under Level 3, fair value measurements using significant unobservable inputs, for the periods indicated:

Three Months Ended
March 31,
(Dollars in thousands)	2009	2008
Liabilities:
Beginning balance at January 1	$ 60,552	$ 39,653
Total (gains) or losses (realized/unrealized)
Included in earnings (or changes in net assets)	19,703	3,795
Included in other comprehensive income	-	-
Purchases, issuances and settlements	-	-
Transfers in and/or (out) of Level 3	-	-
Ending balance at March 31	$ 80,255	$ 43,448

The amount of total gains or losses for the period included in earnings
(or changes in net assets) attributable to the change in unrealized
gains or losses relating to liabilities still held at the reporting date	$ 19,703	$ 3,795

6. Capital Transactions

On December 17, 2008, the Company renewed its shelf registration statement on Form S-3ASR with the Securities and Exchange Commission (the “SEC”), as a Well Known Seasoned Issuer. This shelf registration statement can be used by Group to register common shares, preferred shares, debt securities, warrants, share purchase contracts and share purchase units; by Holdings to register debt securities and by Everest Re Capital Trust III (“Capital Trust III”) to register trust preferred securities.

7. Earnings Per Common Share

Net income per common share has been computed below, based upon weighted average common basic and dilutive shares outstanding.

	Three Months Ended
	March 31,
(Dollars in thousands, except per share amounts)	2009	2008
Net income (numerator)	$ 108,556	$ 77,933

Weighted average common and effect of dilutive shares
used in the computation of net income per share:
Weighted average shares outstanding - basic (denominator)	61,294	62,377
Effect of dilutive shares	139	483
Weighted average shares outstanding - diluted (denominator)	61,433	62,860

Net income per common share:
Basic	$ 1.77	$ 1.25
Diluted	$ 1.77	$ 1.24

Options to purchase 1,919,976 and 747,600 common shares for the three months ended March 31, 2009 and 2008, respectively, at prices ranging from $67.825 to $99.980 per share were outstanding but were not included in the computation of earnings per diluted share as the options’ exercise prices were greater than the average market price of the common shares for the relevant period. All outstanding options expire on or between February 23, 2010 and February 23, 2019.

8. Contingencies

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

In 1993 and prior, the Company had a business arrangement with The Prudential Insurance Company of America ("The Prudential") wherein, for a fee, the Company accepted settled claim payment obligations of certain property and casualty insurers, and, concurrently, became the owner of the annuity or assignee of the annuity proceeds funded by the property and casualty insurers specifically to fulfill these fully settled obligations. In these circumstances, the Company would be liable if The Prudential, which has an A+ (Superior) financial strength rating from A.M. Best Company (“A.M. Best”), was unable to make the annuity payments. The estimated cost to replace all such annuities for which the Company was contingently liable at March 31, 2009 and December 31, 2008 was $152.8 million and $152.1 million, respectively.

Prior to its 1995 initial public offering, the Company purchased annuities from an unaffiliated life insurance company with an A+ (Superior) financial strength rating from A.M. Best to settle certain claim liabilities of the company. Should the life insurance company become unable to make the annuity payments, the Company would be liable for those claim liabilities. The estimated cost to replace such annuities at March 31, 2009 and December 31, 2008, was $23.2 million and $23.1 million, respectively.

9. Other Comprehensive Loss

The following table presents the components of other comprehensive loss for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2009	2008
Unrealized gains (losses) on securities	$ 72,275	$ (30,477)
Tax (expense) benefit	(25,327)	9,956
Net unrealized gains (losses) on securities	46,948	(20,521)

Foreign currency translation adjustments	(59,793)	19,742
Tax benefit (expense)	10,060	(3,212)
Net foreign currency translation adjustments	(49,733)	16,530

Other comprehensive loss, net of deferred taxes	$ (2,785)	$ (3,991)

10. Credit Line

Effective July 27, 2007, Group, Bermuda Re and Everest International entered into a five year, $850.0 million senior credit facility with a syndicate of lenders referred to as the “Group Credit Facility”. Wachovia

Bank, a subsidiary of Wells Fargo Corporation (“Wachovia Bank”) is the administrative agent for the Group Credit Facility, which consists of two tranches. Tranche one provides up to $350.0 million of unsecured revolving credit for liquidity and general corporate purposes, and for the issuance of unsecured standby letters of credit. The interest on the revolving loans shall, at the Company’s option, be either (1) the Base Rate (as defined below) or (2) an adjusted London Interbank Offered Rate (“LIBOR”) plus a margin. The Base Rate is the higher of (a) the prime commercial lending rate established by Wachovia Bank or (b) the Federal Funds Rate plus 0.5% per annum. The amount of margin and the fees payable for the Group Credit Facility depends on Group’s senior unsecured debt rating. Tranche two exclusively provides up to $500.0 million for the issuance of standby letters of credit on a collateralized basis.

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth. Minimum net worth is an amount equal to the sum of $3,575.4 million plus 25% of consolidated net income for each of Group’s fiscal quarters, for which statements are available ending on or after January 1, 2007 and for which consolidated net income is positive, plus 25% of any increase in consolidated net worth during such period attributable to the issuance of ordinary and preferred shares, which at March 31, 2009, was $3,884.4 million. As of March 31, 2009, the Company was in compliance with all Group Credit Facility covenants.

At March 31, 2009, there were outstanding letters of credit of $5.7 million and $339.6 million under tranche one and tranche two of the Group Credit Facility, respectively. At December 31, 2008, there were no outstanding letters of credit under tranche one and $411.9 million under tranche two of the Group Credit Facility.

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

The Holdings Credit Facility requires Holdings to maintain a debt to capital ratio of not greater than 0.35 to 1 and Everest Re to maintain its statutory surplus at $1.5 billion plus 25% of future aggregate net income and 25% of future aggregate capital contributions after December 31, 2005, which at March 31, 2009, was $1,837.9 million. As of March 31, 2009, Holdings was in compliance with all Holdings Credit Facility covenants.

At March 31, 2009 and December 31, 2008, there were outstanding letters of credit of $28.0 million under the Holdings Credit Facility.

Costs incurred in connection with the Group Credit Facility and the Holdings Credit Facility were $0.3 million for the three months ended March 31, 2009 and 2008.

11. Letters of Credit

The Company has arrangements available for the issuance of letters of credit, which letters are generally collateralized by the Company’s cash and investments. The Company’s agreement with Citibank is a bilateral letter of credit agreement only. The Company’s other facility, the Wachovia Group Credit Facility, involves a syndicate of lenders (see Note 10 of the Group Credit Facility), with Wachovia acting as administrative agent. The Citibank Holdings Credit Facility involves a syndicate of lenders (see Note 10 of the Holdings Credit Facility), with Citibank acting as administrative agent. At March 31, 2009 and December 31, 2008, letters of credit for $526.8 million and $589.0 million, respectively, were issued and outstanding. The letters of credit collateralize reinsurance obligations of the Company’s non-U.S. operations. The following table summarizes the Company’s letters of credit as of March 31, 2009.

(Dollars in thousands)
Bank		Commitment	In Use	Date of Expiry
Citibank Bilateral Letter of Credit Agreement		$ 300,000	$ 56,892	12/31/2009
			32,944	1/31/2010
			29,022	12/31/2011
			34,683	12/31/2012
Total Citibank Bilateral Agreement		$ 300,000	$ 153,541

Citibank Holdings Credit Facility		$ 150,000	$ 27,959	12/31/2009
Total Citibank Holdings Credit Facility		$ 150,000	$ 27,959

Wachovia Group Credit Facility	Tranche One	$ 350,000	$ 5,709	12/31/2009
	Tranche Two	500,000	339,621	12/31/2009
Total Wachovia Group Credit Facility		$ 850,000	$ 345,330

Total Letters of Credit		$ 1,300,000	$ 526,830

12. Trust Agreements

Certain subsidiaries of Group, principally Everest Reinsurance (Bermuda), Ltd. (“Bermuda Re”), a Bermuda insurance company and direct subsidiary of Group, have established trust agreements, which effectively use the Company’s investments as collateral, as security for assumed losses payable to certain non-affiliated ceding companies. At March 31, 2009, the total amount on deposit in trust accounts was $90.5 million.

13. Senior Notes

On October 12, 2004, Holdings completed a public offering of $250.0 million principal amount of 5.40% senior notes due October 15, 2014. On March 14, 2000, Holdings completed a public offering of $200.0 million principal amount of 8.75% senior notes due March 15, 2010.

Interest expense incurred in connection with these senior notes was $7.8 million for the three months ended March 31, 2009 and 2008. Market value, which is based on quoted market price at March 31, 2009 and December 31, 2008, was $212.5 million and $186.2 million, respectively, for the 5.40% senior notes and $201.2 million and $156.8 million, respectively, for the 8.75% senior notes.

14. Long Term Subordinated Notes

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

On March 19, 2009, Group announced the commencement of a cash tender offer for any and all of the 6.60% fixed to floating rate long term subordinated notes. Upon expiration of the tender offer, the Company had reduced its outstanding debt by $161.4 million, which resulted in a pre-tax gain on debt repurchase of $78.3 million.

Interest expense incurred in connection with these long term notes was $6.5 million and $6.6 million for the three months ended March 31, 2009 and 2008, respectively. Market value, which is based on quoted market price at March 31, 2009 and December 31, 2008, was $118.1 million on outstanding 6.6% long term subordinated notes of $238.3 million and $168.0 million on outstanding 6.6% long term subordinated notes of $399.6 million, respectively.

15. Junior Subordinated Debt Securities Payable

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

Fair value, which is primarily based on the quoted market price of the related trust preferred securities at March 31, 2009 and December 31, 2008, was $220.7 million and $222.2 million, respectively, for the 6.20% junior subordinated debt securities.

Interest expense incurred in connection with these junior subordinated notes was $5.1 million for the three months ended March 31, 2009 and 2008.

Capital Trust II is a wholly owned finance subsidiary of Holdings.

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

There are certain regulatory and contractual restrictions on the ability of Holdings’ operating subsidiaries to transfer funds to Holdings in the form of cash dividends, loans or advances. The insurance laws of the State of Delaware, where Holdings’ direct insurance subsidiaries are domiciled, require regulatory approval before those subsidiaries can pay dividends or make loans or advances to Holdings that exceed certain statutory thresholds. In addition, the terms of Holdings Credit Facility (discussed in Note 10) require Everest Re, Holdings’ principal insurance subsidiary, to maintain a certain statutory surplus level as measured at the end of each fiscal year. At December 31, 2008, $1,745.6 million of the $2,735.2 million in net assets of Holdings’ consolidated subsidiaries were subject to the foregoing regulatory restrictions.

16. Segment Results

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

The following tables present the underwriting results for the operating segments for the periods indicated:

	Three Months Ended
U.S. Reinsurance	March 31,
(Dollars in thousands)	2009	2008
Gross written premiums	$ 264,331	$ 233,719
Net written premiums	260,500	229,873

Premiums earned	$ 263,157	$ 289,284
Incurred losses and LAE	137,785	176,862
Commission and brokerage	65,339	80,266
Other underwriting expenses	7,562	8,810
Underwriting gain	$ 52,471	$ 23,346

	Three Months Ended
U.S. Insurance	March 31,
(Dollars in thousands)	2009	2008
Gross written premiums	$ 204,717	$ 210,460
Net written premiums	182,441	176,596

Premiums earned	$ 166,020	$ 194,514
Incurred losses and LAE	116,023	133,939
Commission and brokerage	31,520	35,368
Other underwriting expenses	17,281	14,342
Underwriting gain	$ 1,196	$ 10,865

	Three Months Ended
Specialty Underwriting	March 31,
(Dollars in thousands)	2009	2008
Gross written premiums	$ 58,923	$ 54,911
Net written premiums	57,967	54,271

Premiums earned	$ 63,134	$ 52,285
Incurred losses and LAE	40,041	28,349
Commission and brokerage	18,582	16,394
Other underwriting expenses	1,845	2,411
Underwriting gain	$ 2,666	$ 5,131

	Three Months Ended
International	March 31,
(Dollars in thousands)	2009	2008
Gross written premiums	$ 250,750	$ 186,378
Net written premiums	250,727	186,286

Premiums earned	$ 254,514	$ 190,968
Incurred losses and LAE	155,341	109,746
Commission and brokerage	66,337	46,310
Other underwriting expenses	4,620	5,054
Underwriting gain	$ 28,216	$ 29,858

	Three Months Ended
Bermuda	March 31,
(Dollars in thousands)	2009	2008
Gross written premiums	$ 219,064	$ 192,034
Net written premiums	219,111	191,637

Premiums earned	$ 185,465	$ 184,922
Incurred losses and LAE	120,715	96,454
Commission and brokerage	44,260	48,809
Other underwriting expenses	5,047	6,787
Underwriting gain	$ 15,443	$ 32,872

The following table reconciles the underwriting results for the operating segments to income before taxes as reported in the consolidated statements of operations and comprehensive income for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2009	2008
Underwriting gain	$ 99,992	$ 102,072
Net investment income	68,754	150,132
Net realized capital losses	(65,137)	(136,383)
Realized gain on debt repurchase	78,271	-
Net derivative expense	(19,703)	(3,795)
Corporate expenses	(3,780)	(2,840)
Interest, fee and bond issue cost amortization expense	(20,142)	(19,787)
Other expense	(5,180)	(5,161)
Income before taxes	$ 133,075	$ 84,238

The Company produces business in the U.S., Bermuda and internationally. The net income deriving from and assets residing in the individual foreign countries in which the Company writes business are not identifiable in the Company’s financial records. Based on gross written premium, the largest country, other than the U.S., in which the Company writes business, is the United Kingdom, with $128.0 million of gross written premium for the three months ended March 31, 2009. No other country represented more than 5% of the Company’s revenues.

17. Share-Based Compensation Plans

For the three months ended March 31, 2009, share-based compensation awards granted were: (1) 105,250 restricted shares and 630,400 options, granted on February 18, 2009, with a grant exercise price of $71.715 per share and a per option fair value of $17.44 and (2) 5,000 options, granted on February 23, 2009, with a grant exercise price of $67.825 per share and a per option fair value of $16.58. The fair value per option for each grant was calculated on the date of the grant using the Black-Scholes option valuation model. The following assumptions were used in calculating the fair value of the options granted for the grants as indicated:

	February 18, 2009	February 23, 2009
	Grant	Grant
Weighted-average volatility	27.32%	27.36%
Weighted-average dividend yield	2.00%	2.00%
Weighted-average expected term	6.6 years	6.6 years
Weighted-average risk-free rate	2.11%	2.15%

In 2008, the Company adopted Emerging Issues Task Force (“EITF”) Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 states that realized income tax benefits from dividends that are charged to retained earnings and are paid to employees for equity classified nonvested equity shares should be recognized as an increase to additional paid-in capital. In addition, the amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. In 2009, the Company recognized $33.3 thousand of additional paid-in capital due to tax benefits from dividends on nonvested restricted shares.

18. Retirement Benefits

The Company maintains both qualified and non-qualified defined benefit pension plans for its U.S. employees. In addition, the Company has a retiree health plan for eligible retired employees.

Net periodic benefit cost for U.S. employees included the following components for the periods indicated:

Pension Benefits	Three Months Ended
	March 31,
(Dollars in thousands)	2009	2008
Service cost	$ 1,328	$ 1,437
Interest cost	1,635	1,394
Expected return on plan assets	(1,098)	(1,756)
Amortization of prior service cost	12	13
Amortization of net loss	728	100
FAS 88 settlement charge	800	181
Net periodic benefit cost	$ 3,405	$ 1,369

Other Benefits	Three Months Ended
	March 31,
(Dollars in thousands)	2009	2008
Service cost	$ 203	$ 206
Interest cost	203	163
Amortization of net loss	-	12
Net periodic benefit cost	$ 406	$ 381

The Company did not make any contributions to the pension benefit plan for the three months ended March 31, 2009 and 2008.

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

The Company recognizes accrued interest related to unrecognized tax benefits and penalties in income taxes. For the three months ended March 31, 2009, the Company expensed approximately $2.0 million in interest and penalties.

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

Starting in the latter part of 2007, throughout 2008 and into 2009, there has been a significant slowdown in the global economy. Excessive availability and use of credit, particularly by individuals, led to increased defaults on sub-prime mortgages in the U.S. and elsewhere, falling values for houses and many commodities and contracting consumer spending. The significant increase in default rates negatively impacted the value of asset-backed securities held by both foreign and domestic institutions. The defaults have led to a corresponding increase in foreclosures, which have driven down housing values, resulting in additional losses on the asset-backed securities. During the third and fourth quarters of 2008, the credit markets deteriorated dramatically, evidenced by widening credit spreads and dramatically reduced availability of credit. Many financial institutions, including some insurance entities, experienced liquidity crises due to immediate demands for funds for withdrawals or collateral, combined with falling asset values and their inability to sell assets to meet the increased demands. As a result, several financial institutions have failed or been acquired at distressed prices, while others have received loans from the U.S. government to continue operations. The liquidity crisis significantly increased the spreads on fixed maturities and, at the same time, had a dramatic and negative impact on the stock markets around the world. The combination of losses on securities from failed or impaired companies combined with the decline in values of fixed maturities and equity securities has resulted in significant declines in the capital bases of most insurance and reinsurance companies. While there was some slight improvement in the financial markets during the first quarter of 2009, it is too early to predict the timing and extent of impact the capital deterioration will have on insurance and reinsurance market conditions. There is an expectation that these events will ultimately result in increased rates for insurance and reinsurance in certain segments of the market, but there is no assurance that this will not be the case.

Worldwide insurance and reinsurance market conditions continued to be very competitive. Generally, there was ample insurance and reinsurance capacity relative to demand. We noted, however, that in many markets and lines, the rates of decline have slowed, pricing in some segments was relatively flat and there was upward movement in some others, particularly property catastrophe coverage. Competition and its effect on rates, terms and conditions vary widely by market and coverage yet continues to be most prevalent in the U.S. casualty insurance and reinsurance markets. The U.S. insurance markets in which we participate were extremely competitive as well, particularly in the workers’ compensation, public entity and contractor sectors. While our growth in existing programs has slowed, given the specialty nature of our business and our underwriting discipline, we believe the impact on the profitability of our business will be less pronounced than on the market generally. In addition, we continue to opportunistically add new programs and lines of business to enhance growth and profitability.

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

The reinsurance industry has experienced a period of falling rates and volume. Profit opportunities have become generally less available over time; however the unfavorable trends appear to have abated somewhat. We are now seeing smaller rate declines, pockets of stability and some increases in some markets and for some coverages. As a result of very significant investment and catastrophe losses incurred by both primary insurers and reinsurers over the past year, but principally in the last six months of 2008, industry-wide capital declined and rating agency scrutiny increased. There is an expectation that given the rate softening that has occurred over the past several quarters, the industry-wide decline in capital combined with volatile and unreceptive markets and a looming recession, will lead to a hardening of insurance and reinsurance marketplace rates, terms and conditions. It is too early to gauge the extent of hardening, if any, that will occur; however, it appears that much of the redundant capital has been wrung out of the industry, and the stage is set for firmer markets.

Both January and April, 2009, renewal rates, particularly for property catastrophes and retrocessional covers and in international markets were generally firmer compared to a year ago.

Overall, we believe that current marketplace conditions offer profit opportunities for us given our strong ratings, distribution system, reputation and expertise. We continue to employ our strategy of targeting business that offers the greatest profit potential, while maintaining balance and diversification in our overall portfolio.

Financial Summary.

We monitor and evaluate our overall performance based upon financial results. The following table displays a summary of the consolidated net income, ratios and shareholders’ equity for the periods indicated.

	Three Months Ended		Percentage
	March 31,		Increase/
(Dollars in millions)	2009	2008	(Decrease)
Gross written premiums	$ 997.8	$ 877.5	13.7%
Net written premiums	970.7	838.7	15.7%

REVENUES:
Premiums earned	$ 932.3	$ 912.0	2.2%
Net investment income	68.8	150.1	-54.2%
Net realized capital losses	(65.1)	(136.4)	-52.2%
Realized gain on debt repurchase	78.3	-	NM
Net derivative expense	(19.7)	(3.8)	NM
Other expense	(5.2)	(5.2)	0.4%
Total revenues	989.3	916.8	7.9%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	569.9	545.4	4.5%
Commission, brokerage, taxes and fees	226.0	227.1	-0.5%
Other underwriting expenses	40.1	40.2	-0.3%
Interest, fees and bond issue cost amortization expense	20.1	19.8	1.8%
Total claims and expenses	856.2	832.5	2.8%

INCOME BEFORE TAXES	133.1	84.2	58.0%
Income tax expense	24.5	6.3	NM
NET INCOME	$ 108.6	$ 77.9	39.3%

			Point
RATIOS:			Change
Loss ratio	61.1%	59.8%	1.3
Commission and brokerage ratio	24.2%	24.9%	(0.7)
Other underwriting expense ratio	4.4%	4.4%	-
Combined ratio	89.7%	89.1%	0.6

	At	At	Percentage
	March 31,	December 31,	Increase/
(Dollars in millions, except per share amounts)	2009	2008	(Decrease)
Balance sheet data:
Total investments and cash	$ 13,601.1	$ 13,714.3	-0.8%
Total assets	16,725.0	16,846.6	-0.7%
Loss and loss adjustment expense reserves	8,775.5	8,840.7	-0.7%
Total debt	1,017.8	1,179.1	-13.7%
Total liabilities	11,685.1	11,886.2	-1.7%
Shareholders' equity	5,039.9	4,960.4	1.6%
Book value per share	81.89	80.77

(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)

Revenues.

Premiums. Gross written premiums increased by $120.3 million, or 13.7%, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, reflecting an increase of $126.0 million in our reinsurance business, partially offset by a decline of $5.7 million in our U.S. insurance business. The increase in our reinsurance business was primarily attributable to increased rates on property business, in both the international and U.S. markets, the new crop hail quota share treaty business, expanded participation on renewal contracts and new writings as ceding companies continue to favor reinsurers such as Everest, with strong financial ratings. The decrease in insurance premiums were primarily the result of primary casualty rates that were generally down. Net written premiums increased $132.1 million, or 15.7%, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, primarily due to the increase in gross written premiums. Premiums earned increased $20.3 million, or 2.2%, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 reflecting the higher net written premiums, which will be earned over the contract periods.

Net Investment Income. Net investment income decreased by 54.2% for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, primarily due to net investment losses from our limited partnership investments. The limited partnership investment losses this quarter were primarily from limited partnerships that invested in non-public securities, both equity and debt, which report to us on a quarter lag. As such, these specific partnership results reflected the results incurred for the fourth quarter of last year. Net pre-tax investment income as a percentage of average invested assets was 2.0% for the three months ended March 31, 2009 compared to 4.1% for the three months ended March 31, 2008.

Net Realized Capital Losses. Net realized capital losses were $65.1 million and $136.4 million for the three months ended March 31, 2009 and 2008, respectively.

Net realized capital losses for the three months ended March 31, 2009 continue to reflect the influence of the global financial market credit crisis. As such, our equity security portfolio decreased $16.9 million as a result of fair value adjustments and our fixed maturity securities decreased $8.3 million due to other-than-temporary impairments. In addition, we recognized $39.9 million of net realized capital losses, from the sale of fixed maturity and equity securities we owned as we reduced exposure to certain credit risks. We report changes in fair values of our equity securities as realized capital gains or losses in accordance with FAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment to FASB Statement No. 115” (“FAS 159”), and we report realized losses on our fixed income portfolio from other-than-temporary impairments as realized capital losses in accordance with FAS No. 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FAS 115-1”).

Net realized capital losses for the three months ended March 31, 2008 included $121.5 million from fair value adjustments on our equity securities as a result of the decrease in worldwide equity markets. In addition, we recognized $14.0 million of net realized capital losses, principally from sales of equity securities.

Realized Gain on Debt Repurchase. On March 19, 2009, we announced the commencement of a cash tender offer for any and all of the 6.60% fixed to floating rate long term subordinated notes due 2067. Upon expiration of the tender offer, we had reduced our outstanding debt by $161.4 million, which resulted in a pre-tax gain on debt repurchase of $78.3 million.

Net Derivative Expense. In 2005 and prior, we sold seven equity index put options, which are outstanding. These contracts meet the definition of a derivative under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). We recognized net derivative expense of $19.7 million and $3.8 million for the three months ended March 31, 2009 and 2008, respectively. The net derivative expense represents changes in the fair value of these contracts. The increased expense for the three months ended March 31, 2009 was driven by declines in the underlying indexes and interest rates, which are the primary determinants of the contracts’ fair values.

Other Expense. We recorded expense of $5.2 million for the three months ended March 31, 2009 and 2008, which were primarily the result of fluctuations in foreign currency exchange rates over the corresponding periods.

Claims and Expenses.

Incurred Losses and LAE. The following table presents our incurred losses and loss adjustment expenses (“LAE”) for the periods indicated.

	Three Months Ended March 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2009
Attritional (a)	$ 518.8	55.7%		$ 17.9	1.9%		$ 536.7	57.6%
Catastrophes	28.9	3.1%		4.2	0.5%		33.2	3.6%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$ 547.7	58.8%		$ 22.2	2.4%		$ 569.9	61.1%

2008
Attritional (a)	$ 503.6	55.2%		$ 20.9	2.3%		$ 524.5	57.5%
Catastrophes	15.7	1.7%		5.1	0.6%		20.8	2.3%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$ 519.3	56.9%		$ 26.0	2.9%		$ 545.4	59.8%

Variance 2009/2008
Attritional (a)	$ 15.2	0.4	pts	$ (3.0)	(0.4)	pts	$ 12.2	0.1	pts
Catastrophes	13.2	1.4	pts	(0.9)	(0.1)	pts	12.4	1.3	pts
A&E	-	-	pts	-	-	pts	-	-	pts
Total segment	$ 28.4	1.9	pts	$ (3.8)	(0.5)	pts	$ 24.6	1.3	pts

(a) Attritional losses exclude catastrophe and A&E losses.
(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE were higher by $24.6 million, or 4.5%, for the three months ended March 31, 2009 compared to the same period in 2008. Attritional losses were slightly higher in 2009, which were largely the result of slightly higher 2009 premiums earned. Catastrophe losses, at $33.2 million for the three months ended March 31, 2009, were $12.4 million higher than the same period in 2008. The 2009 current year catastrophes primarily consisted of the European floods and Victoria brushfire compared to the 2008 catastrophes of the China snowstorm and winterstorm Emma.

Commission, Brokerage, Taxes and Fees. Commission, brokerage, taxes and fees decreased by $1.1 million, or 0.5%, for the three months ended March 31, 2009 compared to the same period in 2008. The change in this directly variable expense was influenced by the change in the mix of business.

Other Underwriting Expenses. Other underwriting expenses for the three months ended March 31, 2009 were $40.1 million compared to $40.2 million for the three months ended March 31, 2008. Included in other underwriting expenses were corporate expenses, which are expenses that are not allocated to segments, of $3.8 million and $2.8 million for the three months ended March 31, 2009 and 2008, respectively.

Interest, Fees and Bond Issue Cost Amortization Expense. Interest and other expense was $20.1 million and $19.8 million for the three months ended March 31, 2009 and 2008, respectively.

Income Tax Expense. Our income tax was an expense of $24.5 million for the three months ended March 31, 2009, principally as a result of the realized gain on the repurchase of debt. We had income tax expense of $6.3 million for the three months ended March 31, 2008, primarily due to income from operations, partially offset by net realized capital losses and tax-preferenced investment income. Our income tax is primarily a function of the statutory tax rates and corresponding pre-tax income in the jurisdictions where we operate, coupled with the impact from tax-preferenced investment income. Variations in our effective tax rate generally result from changes in the relative levels of pre-tax income among jurisdictions with different tax rates.

Net Income.

Our net income was $108.6 million for the three months ended March 31, 2009 compared to $77.9 million for the three months ended March 31, 2008. This increase was primarily the result of the gain on debt repurchase and lower net realized losses, partially offset by higher net derivative expense and higher tax expense in the first quarter of 2009 compared to the same period in 2008.

Ratios.

Our combined ratio increased by 0.6 points to 89.7% for the three months ended March 31, 2009 compared to 89.1% for the three months ended March 31, 2008. The loss ratio component increased 1.3 points for the three months ended March 31, 2009, principally due to the increase in current year catastrophe losses. The commission and brokerage ratio component decreased by 0.7 points for the three months ended March 31, 2009 compared to 2008, while the other underwriting expense ratio component remained flat.

Shareholders’ Equity.

Shareholders’ equity increased by $79.5 million to $5,039.9 million at March 31, 2009 from $4,960.4 million at December 31, 2008, principally as a result of $108.6 million of net income, $46.9 million of unrealized appreciation on investments, net of tax, and share-based compensation transactions of $3.3 million, partially offset by $49.7 million of foreign currency translation adjustments and $29.5 million of shareholder dividends.

Consolidated Investment Results

Net Investment Income.

Net investment income decreased 54.2% to $68.8 million for the three months ended March 31, 2009 from $150.1 million for the three months ended March 31, 2008, primarily due to losses incurred on our limited partnership investments. The limited partnership investment losses this quarter were primarily from limited partnerships that invested in non-public securities, both equity and debt, which report to us on a quarter lag. As such, these specific partnership results reflected the results incurred for the fourth quarter of last year.

The following table shows the components of net investment income for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in millions)	2009	2008
Fixed maturities	$ 144.6	$ 128.4
Equity securities	0.7	5.5
Short-term investments and cash	3.6	22.6
Other invested assets
Limited partnerships	(72.9)	(5.1)
Other	0.8	1.3
Total gross investment income	76.7	152.7
Interest credited and other expense	(8.0)	(2.6)
Total net investment income	$ 68.8	$ 150.1

(Some amounts may not reconcile due to rounding.)

The following tables show a comparison of various investment yields for the periods indicated:

	At	At
	March 31,	December 31,
	2009	2008
Imbedded pre-tax yield of cash and invested assets	4.2%	4.5%
Imbedded after-tax yield of cash and invested assets	3.7%	4.0%

	Three Months Ended
	March 31,
	2009	2008
Annualized pre-tax yield on average cash and invested assets	2.0%	4.1%
Annualized after-tax yield on average cash and invested assets	1.9%	3.4%

Net Realized Capital Losses.

The following table presents the composition of our net realized capital losses for the periods indicated:

	Three Months Ended March 31,
(Dollars in millions)	2009	2008	Variance
(Losses) gains from sales:
Fixed maturity securities, market value
Gains	$ 2.7	$ 1.4	$ 1.3
Losses	(42.3)	(1.5)	(40.8)
Total	(39.6)	(0.1)	(39.5)

Fixed maturity securities, fair value
Gains	0.2	-	0.2
Losses	(0.1)	-	(0.1)
Total	0.1	-	0.1

Equity securities, fair value
Gains	0.2	2.7	(2.5)
Losses	(0.7)	(16.6)	15.9
Total	(0.4)	(13.9)	13.5

Total net realized capital losses from sales
Gains	3.1	4.1	(1.0)
Losses	(43.0)	(18.1)	(24.9)
Total	(39.9)	(14.0)	(25.9)

Other-than-temporary impairments:	(8.3)	(0.9)	(7.4)

(Losses) gains from fair value adjustments:
Equity securities, fair value	(16.9)	(121.5)	104.6
Total	(16.9)	(121.5)	104.6

Total net realized capital (losses) gains	$ (65.1)	$ (136.4)	$ 71.3

(Some amounts may not reconcile due to rounding.)

We recorded $16.9 million and $121.5 million in net realized capital losses due to fair value re-measurements on equity securities for the three months ended March 31, 2009 and 2008, respectively. In addition, we recorded other-than-temporary impairments of $8.3 million and $0.9 million for the three months ended March 31, 2009 and 2008, respectively. These net realized capital losses were influenced by the continuing financial liquidity crisis and related global economic downturn. This continues to impact both the equity and credit markets. Equities are trading at multiyear lows, spreads on fixed maturity securities have been at unprecedented levels and many securities have been downgraded by rating agencies.

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

The following discusses the underwriting results for each of our segments for the periods indicated:

U.S. Reinsurance.

The following table presents the underwriting results and ratios for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	2009	2008	Variance	% Change
Gross written premiums	$ 264.3	$ 233.7	$ 30.6	13.1%
Net written premiums	260.5	229.9	30.6	13.3%

Premiums earned	$ 263.2	$ 289.3	$ (26.1)	-9.0%
Incurred losses and LAE	137.8	176.9	(39.1)	-22.1%
Commission and brokerage	65.3	80.3	(14.9)	-18.6%
Other underwriting expenses	7.6	8.8	(1.2)	-14.2%
Underwriting gain	$ 52.5	$ 23.3	$ 29.1	124.8%

				Point Chg
Loss ratio	52.4%	61.1%		(8.7)
Commission and brokerage ratio	24.8%	27.7%		(2.9)
Other underwriting expense ratio	2.9%	3.1%		(0.2)
Combined ratio	80.1%	91.9%		(11.8)

(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums increased by 13.1% to $264.3 million for the three months ended March 31, 2009 from $233.7 million for the three months ended March 31, 2008, primarily due to an $18.0 million (26.1%) increase in treaty casualty volume and $17.3 million from several new crop hail quota share treaties, partially offset by a $6.1 million (22.4%) decrease in facultative volume. Our treaty casualty premiums were higher as we are writing more quota share business, which we believe is driven by the capital concerns of our ceding company customers looking for broader reinsurance support. The crop hail business is a new line for us and we anticipate similar volume in each of the remaining quarters of 2009. Net written premiums increased 13.3% to $260.5 million for the three months ended March 31, 2009 compared to $229.9 million for the three months ended March 31, 2008, primarily due to the increase in gross written premiums. Premiums earned decreased 9.0% to $263.2 million for the three months ended March 31, 2009 compared to $289.3 million for the three months ended March 31, 2008. The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE. The following tables present the incurred losses and LAE for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended March 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2009
Attritional	$ 125.5	47.7%		$ 12.0	4.6%		$ 137.6	52.3%
Catastrophes	-	0.0%		0.2	0.1%		0.2	0.1%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$ 125.5	47.7%		$ 12.2	4.7%		$ 137.8	52.4%

2008
Attritional	$ 136.5	47.2%		$ 34.7	12.0%		$ 171.2	59.2%
Catastrophes	-	0.0%		5.7	2.0%		5.7	2.0%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$ 136.5	47.2%		$ 40.3	13.9%		$ 176.9	61.1%

Variance 2009/2008
Attritional	$ (11.0)	0.5	pts	$ (22.6)	(7.4)	pts	$ (33.6)	(6.9)	pts
Catastrophes	-	-	pts	(5.4)	(1.9)	pts	(5.4)	(1.9)	pts
A&E	-	-	pts	-	-	pts	-	-	pts
Total segment	$ (11.0)	0.5	pts	$ (28.1)	(9.2)	pts	$ (39.1)	(8.7)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses were $39.1 million (8.7 points) lower for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, primarily due to a decrease in prior years attritional and catastrophe losses of $28.1 million (9.2 points) and the decrease in current year attritional losses of $11.0 million, principally due to the decrease in premiums earned.

Segment Expenses. Commission and brokerage expenses decreased by 18.6% to $65.3 million for the three months ended March 31, 2009 from $80.3 million for the three months ended March 31, 2008, primarily due to the decrease in premiums earned in conjunction with the change in the mix and type of business written. Segment other underwriting expenses for the three months ended March 31, 2009 decreased slightly to $7.6 million from $8.8 million for the three months ended March 31, 2008, primarily due to the decrease in allocations of share-based compensation from corporate.

U.S. Insurance.

The following table presents the underwriting results and ratios for the U.S. Insurance segment for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	2009	2008	Variance	% Change
Gross written premiums	$ 204.7	$ 210.5	$ (5.7)	-2.7%
Net written premiums	182.4	176.6	5.8	3.3%

Premiums earned	$ 166.0	$ 194.5	$ (28.5)	-14.6%
Incurred losses and LAE	116.0	133.9	(17.9)	-13.4%
Commission and brokerage	31.5	35.4	(3.8)	-10.9%
Other underwriting expenses	17.3	14.3	2.9	20.5%
Underwriting gain	$ 1.2	$ 10.9	$ (9.7)	-89.0%

				Point Chg
Loss ratio	69.9%	68.9%		1.0
Commission and brokerage ratio	19.0%	18.2%		0.8
Other underwriting expense ratio	10.4%	7.3%		3.1
Combined ratio	99.3%	94.4%		4.9

(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums decreased by 2.7% to $204.7 million for the three months ended March 31, 2009 from $210.5 million for the three months ended March 31, 2008. Rates on primary casualty were down between zero and five percent and the rate increases anticipated for California workers’ compensation have not materialized. Net written premiums increased by 3.3% to $182.4 million for the three months ended March 31, 2009 compared to $176.6 million for the three months ended March 31, 2008. The increase in net written premiums was primarily due to the change in reinsurance cessions which vary program by program. Premiums earned decreased 14.6% to $166.0 million for the three months ended March 31, 2009 from $194.5 million for the three months ended March 31, 2008. The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE. The following tables present the incurred losses and LAE for the U.S. Insurance segment for the periods indicated.

	Three Months Ended March 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2009
Attritional	$ 116.0	69.9%		$ -	0.0%		$ 116.0	69.9%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
Total segment	$ 116.0	69.9%		$ -	0.0%		$ 116.0	69.9%

2008
Attritional	$ 131.6	67.7%		$ 2.3	1.2%		$ 133.9	68.9%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
Total segment	$ 131.6	67.7%		$ 2.3	1.2%		$ 133.9	68.9%

Variance 2009/2008
Attritional	$ (15.6)	2.2	pts	$ (2.3)	(1.2)	pts	$ (17.9)	1.0	pts
Catastrophes	-	-	pts	-	-	pts	-	-	pts
Total segment	$ (15.6)	2.2	pts	$ (2.3)	(1.2)	pts	$ (17.9)	1.0	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased by 13.4% to $116.0 million for the three months ended March 31, 2009 from $133.9 million for the three months ended March 31, 2008, primarily driven by the 14.6% decrease in premiums earned and the absence of any prior years loss development in the first quarter of 2009.

Segment Expenses. Commission and brokerage decreased by 10.9% to $31.5 million for the three months ended March 31, 2009 from $35.4 million for the three months ended March 31, 2008, principally due to the decrease in premiums earned in conjunction with the change in the mix of business written and the reinsurance purchased on the business written. Segment other underwriting expenses for the three months ended March 31, 2009 increased to $17.3 million as compared to $14.3 million for the three months ended March 31, 2008, primarily due to compensation costs associated with increased staff.

Specialty Underwriting.

The following table presents the underwriting results and ratios for the Specialty Underwriting segment for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	2009	2008	Variance	% Change
Gross written premiums	$ 58.9	$ 54.9	$ 4.0	7.3%
Net written premiums	58.0	54.3	3.7	6.8%

Premiums earned	$ 63.1	$ 52.3	$ 10.8	20.7%
Incurred losses and LAE	40.0	28.3	11.7	41.2%
Commission and brokerage	18.6	16.4	2.2	13.3%
Other underwriting expenses	1.8	2.4	(0.6)	-23.5%
Underwriting gain	$ 2.7	$ 5.1	$ (2.5)	-48.0%

				Point Chg
Loss ratio	63.4%	54.2%		9.2
Commission and brokerage ratio	29.4%	31.4%		(2.0)
Other underwriting expense ratio	3.0%	4.6%		(1.6)
Combined ratio	95.8%	90.2%		5.6

(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums increased by 7.3% to $58.9 million for the three months ended March 31, 2009 from $54.9 million for the three months ended March 31, 2008, primarily due to a $3.8 million increase in marine premiums. Net written premiums increased 6.8% to $58.0 million for the three months ended March 31, 2009 compared to $54.3 million for the three months ended March 31, 2008, as a result of the increase in gross written premiums. Premiums earned increased 20.7% to $63.1 million for the three months ended March 31, 2009 compared to $52.3 million for the three months ended March 31, 2008. The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE. The following tables present the incurred losses and LAE for the Specialty Underwriting segment for the periods indicated.

	Three Months Ended March 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2009
Attritional	$ 37.7	59.7%		$ -	0.0%		$ 37.7	59.7%
Catastrophes	-	0.0%		2.3	3.7%		2.3	3.7%
Total segment	$ 37.7	59.7%		$ 2.3	3.7%		$ 40.0	63.4%

2008
Attritional	$ 29.7	56.8%		$ (3.0)	-5.7%		$ 26.7	51.0%
Catastrophes	-	0.0%		1.7	3.2%		1.7	3.2%
Total segment	$ 29.7	56.8%		$ (1.3)	-2.6%		$ 28.3	54.2%

Variance 2009/2008
Attritional	$ 8.0	3.0	pts	$ 3.0	5.7	pts	$ 11.0	8.7	pts
Catastrophes	-	-	pts	0.7	0.5	pts	0.7	0.5	pts
Total segment	$ 8.0	2.9	pts	$ 3.7	6.3	pts	$ 11.7	9.2	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased to $40.0 million for the three months ended March 31, 2009 compared to $28.3 million for the three months ended March 31, 2008, as the result of the increase in current year attritional losses and more development of prior years’ losses in 2009 compared to 2008.

Segment Expenses. Commission and brokerage increased 13.3% to $18.6 million for the three months ended March 31, 2009 from $16.4 million for the three months ended March 31, 2008, commensurate with the increase in premiums earned. Segment other underwriting expenses decreased to $1.8 million for the three months ended March 31, 2009 from $2.4 million for the three months ended March 31, 2008, primarily as a result of the decrease in allocations of share-based compensation from corporate.

International.

The following table presents the underwriting results and ratios for the International segment for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	2009	2008	Variance	% Change
Gross written premiums	$ 250.8	$ 186.4	$ 64.4	34.5%
Net written premiums	250.7	186.3	64.4	34.6%

Premiums earned	$ 254.5	$ 191.0	$ 63.5	33.3%
Incurred losses and LAE	155.3	109.7	45.6	41.5%
Commission and brokerage	66.3	46.3	20.0	43.2%
Other underwriting expenses	4.6	5.1	(0.4)	-8.6%
Underwriting gain	$ 28.2	$ 29.9	$ (1.6)	-5.5%

				Point Chg
Loss ratio	61.0%	57.5%		3.5
Commission and brokerage ratio	26.1%	24.3%		1.8
Other underwriting expense ratio	1.8%	2.6%		(0.8)
Combined ratio	88.9%	84.4%		4.5

(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums increased by 34.5% to $250.8 million for the three months ended March 31, 2009 from $186.4 million for the three months ended March 31, 2008. As a result of our strong financial strength ratings, we continue to see increased participations on treaties in most regions, new business writings and preferential signings, including preferential terms and conditions. In addition, rates, in some markets, also contributed to the increased written premiums. Premiums written through the Brazil, Miami and New Jersey offices increased by $53.7 million (46.3%) and the Asian branch increased by $14.4 million (49.5%), while premiums for the Canadian branch decreased by $3.6 million (8.8%). Net written premiums increased by 34.6% to $250.7 million for the three months ended March 31, 2009 compared to $186.3 million for the three months ended March 31, 2008, principally as a result of the increase in gross written premiums. Premiums earned increased 33.3% to $254.5 million for the three months ended March 31, 2009 compared to $191.0 million for the three months ended March 31, 2008, consistent with the increase in net written premiums.

Incurred Losses and LAE. The following tables present the incurred losses and LAE for the International segment for the periods indicated.

	Three Months Ended March 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2009
Attritional	$ 137.5	54.0%		$ 0.9	0.4%		$ 138.4	54.4%
Catastrophes	16.2	6.4%		0.8	0.3%		17.0	6.7%
Total segment	$ 153.7	60.4%		$ 1.7	0.7%		$ 155.3	61.0%

2008
Attritional	$ 102.0	53.4%		$ (3.0)	-1.6%		$ 98.9	51.8%
Catastrophes	8.0	4.2%		2.8	1.5%		10.8	5.7%
Total segment	$ 110.0	57.6%		$ (0.2)	-0.1%		$ 109.7	57.5%

Variance 2009/2008
Attritional	$ 35.5	0.6	pts	$ 3.9	2.0	pts	$ 39.4	2.6	pts
Catastrophes	8.2	2.2	pts	(2.1)	(1.2)	pts	6.1	1.0	pts
Total segment	$ 43.7	2.8	pts	$ 1.9	0.8	pts	$ 45.6	3.5	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased to $155.3 million for the three months ended March 31, 2009 compared to $109.7 million for the three months ended March 31, 2008. The segment loss ratio increased by 3.5 points for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 due to higher current year catastrophe losses from the Victoria bushfire and increased development on prior years’ reserves, period over period.

Segment Expenses. Commission and brokerage increased 43.2% to $66.3 million for the three months ended March 31, 2009 from $46.3 million for the three months ended March 31, 2008. The increase was principally due to the growth in premiums earned in conjunction with the blend of business mix. Segment other underwriting expenses for the three months ended March 31, 2009 decreased to $4.6 million compared to $5.1 million for the three months ended March 31, 2008, as a result of a decrease in allocations of share-based compensation from corporate.

Bermuda.

The following table presents the underwriting results and ratios for the Bermuda segment for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	2009	2008	Variance	% Change
Gross written premiums	$ 219.1	$ 192.0	$ 27.0	14.1%
Net written premiums	219.1	191.6	27.5	14.3%

Premiums earned	$ 185.5	$ 184.9	$ 0.5	0.3%
Incurred losses and LAE	120.7	96.5	24.3	25.2%
Commission and brokerage	44.3	48.8	(4.5)	-9.3%
Other underwriting expenses	5.0	6.8	(1.7)	-25.6%
Underwriting gain	$ 15.4	$ 32.9	$ (17.4)	-53.0%

				Point Chg
Loss ratio	65.1%	52.2%		12.9
Commission and brokerage ratio	23.9%	26.4%		(2.5)
Other underwriting expense ratio	2.7%	3.6%		(0.9)
Combined ratio	91.7%	82.2%		9.5

(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums increased 14.1% to $219.1 million for the three months ended March 31, 2009 compared to $192.0 million for the three months ended March 31, 2008. Premiums written out of the Bermuda home office increased $12.5 million, or 15.8%, and premiums written out of the U.K. branch increased $14.6 million, or 12.9%, period over period. Net written premiums increased 14.3% to $219.1 million for the three months ended March 31, 2009 compared to $191.6 million for the three months ended March 31, 2008, in line with the increase in gross written premiums. Premiums earned increased 0.3% to $185.5 million for the three months ended March 31, 2009 compared to $184.9 million for the three months ended March 31, 2008. The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are reflected at the initiation of the coverage period.

Incurred Losses and LAE. The following tables present the incurred losses and LAE for the Bermuda segment for the periods indicated.

	Three Months Ended March 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2009
Attritional	$ 102.1	55.0%		$ 5.0	2.7%		$ 107.1	57.7%
Catastrophes	12.7	6.9%		0.9	0.5%		13.7	7.4%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$ 114.8	61.9%		$ 5.9	3.2%		$ 120.7	65.1%

2008
Attritional	$ 103.8	56.1%		$ (10.0)	-5.4%		$ 93.8	50.7%
Catastrophes	7.7	4.2%		(5.0)	-2.7%		2.7	1.4%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$ 111.5	60.3%		$ (15.1)	-8.2%		$ 96.5	52.2%

Variance 2009/2008
Attritional	$ (1.8)	(1.1)	pts	$ 15.0	8.1	pts	$ 13.3	7.0	pts
Catastrophes	5.0	2.7	pts	5.9	3.2	pts	11.0	5.9	pts
A&E	-	-	pts	-	-	pts	-	-	pts
Total segment	$ 3.3	1.6	pts	$ 21.0	11.4	pts	$ 24.3	12.9	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased 25.2% to $120.7 million for the three months ended March 31, 2009 compared to $96.5 million for the three months ended March 31, 2008. The principal drivers of the increase were the 8.1 point increase in prior years attritional losses and the 3.2 point increase in prior years catastrophes, period over period. The 2009 current year catastrophes were the result of losses from the European floods.

Segment Expenses. Commission and brokerage decreased 9.3% to $44.3 million for the three months ended March 31, 2009 from $48.8 million for the three months ended March 31, 2008, principally as a result of the change in the business mix. Segment other underwriting expenses for the three months ended March 31, 2009 decreased to $5.0 million compared to $6.8 million for the three months ended March 31, 2008, as the result of decreased allocations of share-based compensation from corporate.

FINANCIAL CONDITION

Cash and Invested Assets. Aggregate invested assets, including cash and short-term investments, were $13,601.1 million at March 31, 2009, a decrease of $113.2 million, compared to $13,714.3 million at December 31, 2008. This decrease was primarily the result of $136.1 million in foreign exchange losses on our portfolio securities and cash, $83.0 million in debt repurchase, $39.9 million of net realized capital losses on sales, $29.5 million paid out in dividends to shareholders, a $17.0 million decline due to fair value adjustments and $8.3 million of other-than-temporary impairments, partially offset by $180.5 million of cash flows from operations and $46.9 million of unrealized appreciation.

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

Over the past few years, we had reallocated our equity investment portfolio to include: 1) publicly traded equity securities and 2) private equity limited partnership investments. The objective of this portfolio diversification was to enhance the risk-adjusted total return of the investment portfolio by allocating a prudent portion of the portfolio to higher return asset classes. We had limited our allocation to these asset classes because of 1) the potential for volatility in their values and 2) the impact of these investments on regulatory and rating agency capital adequacy models. As a result of the dramatic slowdown in the global economy and the liquidity crisis affecting the financial markets, we significantly reduced our exposure to public equities during the fourth quarter of 2008. At March 31, 2009, the market or fair value of investments in equity and limited partnership securities approximated 14% of shareholders’ equity, a decrease of 2 points from the 16% of shareholders’ equity at December 31, 2008 and a 24 point decrease from 38% of shareholders’ equity at December 31, 2007.

The tables below summarize the composition and characteristics of our investment portfolio as of the dates indicated.

	At March 31, 2009		At December 31, 2008
Fixed maturities, market value	$ 11,196.0	82.3%	$ 10,759.6	78.5%
Fixed maturities, fair value	47.4	0.3%	43.1	0.3%
Equity securities - market value	14.4	0.1%	16.9	0.1%
Equity securities - fair value	109.8	0.8%	119.8	0.9%
Short-term investments	1,173.1	8.6%	1,889.8	13.8%
Other invested assets	593.3	4.5%	679.4	4.9%
Cash	467.2	3.4%	205.7	1.5%
Total investments and cash	$ 13,601.1	100.0%	$ 13,714.3	100.0%

(Some amounts may not reconcile due to rounding.)

	At	At
	March 31, 2009	December 31, 2008
Fixed income portfolio duration (years)	3.9	4.1
Fixed income composite credit quality	Aa2	Aa2
Imbedded end of period yield, pre-tax	4.2%	4.5%
Imbedded end of period yield, after-tax	3.7%	4.0%

The following table provides a comparison of our total return by asset class relative to broadly accepted industry benchmarks for the periods indicated.

	Three Months Ended	Twelve Months Ended
	March 31, 2009	December 31, 2008
Fixed income portfolio total return	1.5%	0.3%
Barclay's Capital - U.S. aggregate index	0.1%	5.2%

Common equity portfolio total return	-9.0%	-40.9%
S&P 500 index	-11.0%	-37.0%

Other invested asset portfolio total return	-11.5%	-7.4%

Reinsurance Receivables. Reinsurance receivables for both paid and unpaid losses totaled $672.1 million at March 31, 2009 and $657.2 million at December 31, 2008. At March 31, 2009, $179.4 million, or 26.7%, was receivable from Transatlantic Reinsurance Company; $100.0 million, or 14.9%, was receivable from Continental Insurance Company; $54.4 million, or 8.1%, was receivable from Munich Reinsurance Company; $42.2 million or 6.3% was receivable from C.V. Starr (Bermuda); $37.8 million, or 5.6%, was receivable from Ace Property and Casualty Insurance Company and $37.3 million, or 5.6%, was receivable from Berkley Insurance Company. The receivable from Continental Insurance Company is collateralized by a funds held arrangement under which we have retained the premiums earned by the retrocessionaire to secure obligations of the retrocessionaire, recorded them as a liability, credited interest on the balances at a stated contractual rate and reduced the liability account as payments become due. In addition, $227.6 million was receivable from Founders Insurance Company Limited, for which the Company has recorded a full provision for uncollectibility. No other retrocessionaire accounted for more than 5% of our receivables.

Loss and LAE Reserves. Gross loss and LAE reserves totaled $8,775.5 million at March 31, 2009 and $8,840.7 million at December 31, 2008.

The following tables summarize gross outstanding loss and LAE reserves by segment, classified by case reserves and IBNR reserves, for the periods indicated:

Gross Reserves By Segment

	At March 31, 2009
	Case	IBNR	Total	% of
(Dollars in millions)	Reserves	Reserves	Reserves	Total
U.S. Reinsurance	$ 1,415.5	$ 1,753.1	$ 3,168.6	36.1%
U.S. Insurance	600.1	1,225.4	1,825.5	20.8%
Specialty Underwriting	256.6	163.1	419.8	4.8%
International	656.4	462.1	1,118.4	12.7%
Bermuda	635.2	839.3	1,474.5	16.8%
Total excluding A&E	3,563.8	4,443.0	8,006.7	91.2%
A&E	431.5	337.3	768.8	8.8%
Total including A&E	$ 3,995.3	$ 4,780.3	$ 8,775.5	100.0%

(Some amounts may not reconcile due to rounding.)

	At December 31, 2008
	Case	IBNR	Total	% of
(Dollars in millions)	Reserves	Reserves	Reserves	Total
U.S. Reinsurance	$ 1,384.7	$ 1,884.1	$ 3,268.8	37.0%
U.S. Insurance	589.1	1,217.8	1,806.9	20.4%
Specialty Underwriting	260.8	163.4	424.2	4.8%
International	664.3	427.3	1,091.6	12.3%
Bermuda	634.9	827.4	1,462.3	16.5%
Total excluding A&E	3,533.7	4,520.1	8,053.8	91.1%
A&E	434.5	352.3	786.8	8.9%
Total including A&E	$ 3,968.2	$ 4,872.4	$ 8,840.7	100.0%

(Some amounts may not reconcile due to rounding.)

Changes in premiums earned and business mix, reserve re-estimations, catastrophe losses and changes in catastrophe loss reserves and claim settlement activity all impact loss and LAE reserves by segment and in total.

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

Asbestos and Environmental Exposures. Asbestos and environmental (“A&E”) exposures represent a separate exposure group for monitoring and evaluating reserve adequacy. The following table summarizes incurred losses and outstanding loss reserves with respect to A&E reserves on both a gross and net of retrocessions basis for the periods indicated.

	Three Months Ended
	March 31,
(Dollars in millions)	2009	2008
Gross basis:
Beginning of period reserves	$ 786.8	$ 922.8
Incurred losses	-	-
Paid losses	(18.0)	(21.8)
End of period reserves	$ 768.8	$ 901.0

Net basis:
Beginning of period reserves	$ 749.1	$ 827.4
Incurred losses	-	-
Paid losses	(17.2)	15.8
End of period reserves	$ 731.9	$ 843.2

(Some amounts may not reconcile due to rounding.)

At March 31, 2009, the gross reserves for A&E losses were comprised of $153.0 million representing case reserves reported by ceding companies, $151.2 million representing additional case reserves established by us on assumed reinsurance claims, $127.3 million representing case reserves established by us on direct excess insurance claims, including Mt. McKinley, and $337.3 million representing IBNR reserves.

With respect to asbestos only, at March 31, 2009, we had gross asbestos loss reserves of $718.7 million, or 93.5%, of total A&E reserves, of which $524.4 million was for assumed business and $194.3 million was for direct business.

Industry analysts use the “survival ratio” to compare the A&E reserves among companies with such liabilities. The survival ratio is typically calculated by dividing a company’s current net reserves by the three year average of annual paid losses. Hence, the survival ratio equals the number of years that it would take to exhaust the current reserves if future loss payments were to continue at historical levels. Using this measurement, our net three year asbestos survival ratio was 2.7 years for direct business and 11.6 years for reinsurance business at March 31, 2009.

Shareholders’ Equity. Our shareholders’ equity increased to $5,039.9 million at March 31, 2009 from $4,960.4 million at December 31, 2008. This increase was the result of $108.6 million in net income, unrealized appreciation on investments, net of tax, of $46.9 million and $3.3 million of share-based compensation transactions, partially offset by $49.7 million of foreign currency translation adjustment and $29.5 million of shareholder dividends.

LIQUIDITY AND CAPITAL RESOURCES

Capital. Our business operations are in part dependent on our financial strength and financial strength ratings, and the market’s perception of our financial strength, as measured by shareholders’ equity, which was $5,039.9 million at March 31, 2009 and $4,960.4 million at December 31, 2008. On March 13, 2009, Everest Reinsurance Company and Everest National Insurance Company, wholly owned indirect subsidiaries of the Company, received notification of a one notch ratings downgrade by Standard & Poor’s Ratings Services. We continue to possess significant financial flexibility and access to the debt and equity markets as a result of our perceived financial strength, as evidenced by the financial strength ratings as assigned by independent rating agencies. During the last six months of 2008 and into 2009, the capital markets have been illiquid in reaction to the deepening credit crisis which has led to bank and other financial institution failures and effective failures. Large credit spreads remain and the equity markets declined significantly during this period making access to the capital markets, for even highly rated companies, difficult and costly. Our capital position remains strong, commensurate with our financial ratings. We have ample liquidity to meet our financial obligations for the foreseeable future. Therefore, we have no foreseeable need to tap the capital markets in the near term.

From time to time, we have used open market share repurchases to adjust our capital position and enhance long term expected returns to our shareholders. On July 21, 2008, our existing authorization to purchase up to 5 million of our shares was amended to authorize the purchase of up to 10 million shares. As of March 31, 2009, we had repurchased 4.2 million shares under this authorization.

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

For the portion needed to satisfy outstanding liabilities, we invest in taxable and tax-preferenced fixed income securities with an average credit quality of Aa2, as rated by Moody’s Investors Service, Inc. Our mix of taxable and tax-preferenced investments is adjusted periodically, consistent with our current and projected operating results, market conditions and our tax position. This fixed maturity securities portfolio is externally managed by an independent, professional investment manager using portfolio guidelines approved by us.

Over the past few years, we had reallocated our equity portfolio to include 1) publicly traded equity securities and 2) private equity limited partnership investments. The objective of this portfolio diversification was to enhance the risk-adjusted total return of the investment portfolio by allocating a prudent portion of the portfolio to higher return asset classes. We had limited our allocation to these asset classes because of 1) the potential for volatility in their values and 2) the impact of these investments on regulatory and rating agency capital adequacy models. As a result of the concomitant decline in equity values slowdown in the global economy and the liquidity crisis affecting the financial markets, we significantly reduced our exposure to public equities during the fourth quarter of 2008. At March 31, 2009, the market or fair value of investments in equity and limited partnership securities approximated 14% of shareholders’ equity, a decrease of 24 points from 38% of shareholders’ equity at December 31, 2007.

Our liquidity requirements are generally met from positive cash flow from operations. Positive cash flow results from reinsurance and insurance premiums being collected prior to disbursements for claims, which disbursements generally take place over an extended period after the collection of premiums, sometimes a period of many years. Collected premiums are generally invested, prior to their use in such disbursements, and investment income provides additional funding for loss payments. Our net cash flows from operating activities were $180.5 million and $250.7 million for the three months ended March 31, 2009 and 2008, respectively. Additionally, these cash flows reflected net tax payments of $27.1 million and $33.2 million for the three months ended March 31, 2009 and 2008, respectively; net catastrophe loss payments of $74.1 million and $68.4 million for the three months ended March 31, 2009 and 2008, respectively; and net A&E payments of $17.1 million and net A&E loss recoveries of $15.8 million for the three months ended March 31, 2009 and 2008, respectively.

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

As the timing of payments for claims and benefits cannot be predicted with certainty, we maintain portfolios of long term invested assets with varying maturities, along with short-term investments that provide additional liquidity for payment of claims. At March 31, 2009 and December 31, 2008, we held cash and short-term investments of $1,640.3 million and $2,095.5 million, respectively. All of our short-term investments are readily marketable and can be converted to cash. In addition to these cash and short-term investments at March 31, 2009, we had $601.2 million of available for sale fixed maturity securities maturing within one year or less, $2,675.6 million maturing within one to five years and $5,575.1 million maturing after five years. Our $124.1 million of equity securities are comprised primarily of publicly traded securities that can be easily liquidated. We believe that these fixed maturity and equity securities, in conjunction with the short-term investments and positive cash flow from operations, provide ample sources of liquidity for the expected payment of losses in the near future. We do not anticipate selling securities or using available credit facilities to pay losses and LAE but have the ability to do so. Sales of securities might result in realized capital gains or losses and at March 31, 2009 we had $106.1 million of net pre-tax unrealized depreciation, comprised of $560.5 million of pre-tax unrealized depreciation and $454.4 million of pre-tax unrealized appreciation.

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

Effective July 27, 2007, Group, Bermuda Re and Everest International entered into a five year, $850.0 million senior credit facility with a syndicate of lenders referred to as the “Group Credit Facility”. Wachovia Bank, a subsidiary of Wells Fargo Corporation (“Wachovia Bank”) is the administrative agent for the Group Credit Facility, which consists of two tranches. Tranche one provides up to $350.0 million of unsecured revolving credit for liquidity and general corporate purposes, and for the issuance of unsecured standby letters of credit. The interest on the revolving loans shall, at the Company’s option, be either (1) the Base Rate (as defined below) or (2) an adjusted London Interbank Offered Rate (“LIBOR”) plus a margin. The Base Rate is the higher of (a) the prime commercial lending rate established by Wachovia Bank or (b) the Federal Funds Rate plus 0.5% per annum. The amount of margin and the fees payable for the Group Credit Facility depends on Group’s senior unsecured debt rating. Tranche two exclusively provides up to $500.0 million for the issuance of standby letters of credit on a collateralized basis.

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth. Minimum net worth is an amount equal to the sum of $3,575.4 million plus 25% of consolidated net income for each of Group’s fiscal quarters, for which statements are available ending on or after January 1, 2007 and for which consolidated net income is positive, plus 25% of any increase in consolidated net worth during such period attributable to the issuance of ordinary and preferred shares, which at March 31, 2009, was $3,884.4 million. As of March 31, 2009, the Company was in compliance with all Group Credit Facility covenants.

At March 31, 2009, there were outstanding letters of credit under tranche one of $5.7 million and $339.6 million under tranche two of the Group Credit Facility. At December 31, 2008, there were no outstanding letters of credit under tranche one and $411.9 million under tranche two of the Group Credit Facility.

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

The Holdings Credit Facility requires Holdings to maintain a debt to capital ratio of not greater than 0.35 to 1 and Everest Re to maintain its statutory surplus at $1.5 billion plus 25% of future aggregate net income and 25% of future aggregate capital contributions after December 31, 2005, which at March 31, 2009, was $1,837.9 million. As of March 31, 2009, Holdings was in compliance with all Holdings Credit Facility covenants.

At March 31, 2009 and December 31, 2008, there were outstanding letters of credit of $28.0 million under the Holdings Credit Facility.

Costs incurred in connection with the Group Credit Facility and the Holdings Credit Facility were $0.3 million for the three months ended March 31, 2009 and 2008.

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

Interest Rate Risk. Our $13.6 billion investment portfolio at March 31, 2009 is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations and some foreign exchange rate risk. The impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity portfolio, including short-term investments, from a change in market interest rates. In a declining interest rate environment, it includes prepayment risk on the $2,343.7 million of mortgage-backed securities in the $11,243.4 million fixed maturity portfolio. Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The table below displays the potential impact of market value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $1,173.1 million of short-term investments) for the period indicated based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates. For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually. To generate appropriate price estimates on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account. For legal entities with a non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios.

	Impact of Interest Rate Shift in Basis Points
	At March 31, 2009
(Dollars in millions)	-200	-100	0	100	200

Total Market/Fair Value	$ 13,451.9	$ 12,935.4	$ 12,416.4	$ 11,907.0	$ 11,406.0
Market/Fair Value Change from Base (%)	8.3%	4.2%	0.0%	-4.1%	-8.1%
Change in Unrealized Appreciation
After-tax from Base ($)	$ 772.6	$ 385.9	$ -	$ (380.2)	$ (761.9)

We had $8,775.5 million and $8,840.7 million of gross reserves for losses and LAE as of March 31, 2009 and December 31, 2008, respectively. These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money. Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value. As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases. These movements are the opposite of the interest rate impacts on the fair value of investments. While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid. Our loss and loss reserve obligations have an expected duration of approximately 4.1 years, which is reasonably consistent with our fixed income portfolio. If we were to discount our loss and LAE reserves, net of $0.7 billion of reinsurance receivables on unpaid losses, the discount would be approximately $1.5 billion resulting in a discounted reserve balance of approximately $6.6 billion, representing approximately 53% of the market value of the fixed maturity investment portfolio funds.

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

The table below displays the impact on fair/market value and after-tax change in fair/market value of a 10% and 20% change in equity prices up and down for the period indicated.

	Impact of Percentage Change in Equity Fair/Market Values
	At March 31, 2009
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$ 99.3	$ 111.7	$ 124.1	$ 136.6	$ 149.0
After-tax Change in Fair/Market Value	(16.3)	(8.2)	-	8.2	16.3

Foreign Currency Risk. Foreign currency risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates. Each of our non-U.S./Bermuda (“foreign”) operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines. Generally, we prefer to maintain the capital of our operations in U.S. dollar assets, although this varies by regulatory jurisdiction in accordance with market needs. Each foreign operation may conduct business in its local currency, as well as the currency of other countries in which it operates. The primary foreign currency exposures for these foreign operations are the Canadian Dollar, the British Pound Sterling and the Euro. We mitigate foreign exchange exposure by generally matching the currency and duration of our assets to our corresponding operating liabilities. In accordance with FAS No. 52, “Foreign Currency Translation”, we translate the assets, liabilities and income of non-U.S. dollar functional currency legal entities to the U.S. dollar. This translation amount is reported as a component of other comprehensive income. As of March 31, 2009 there has been no material change in exposure to foreign exchange rates as compared to December 31, 2008.

Equity Index Put Options. Although not considered material in the context of our aggregate exposure to market sensitive instruments, we have issued six equity index put options based on the S&P 500 index and one equity index put option based on the FTSE 100 index, that are market sensitive and sufficiently unique to warrant supplemental disclosure.

We sold six equity index put options based on the S&P 500 index for total consideration, net of commissions, of $22.5 million. These contracts each have a single exercise date, with maturities ranging from 12 to 30 years and strike prices ranging from 1,141.21 to $1,540.63. No amounts will be payable under these contracts if the S&P 500 index is at or above the strike prices on the exercise dates, which fall between June 2017 and March 2031. If the S&P 500 index is lower than the strike price on the applicable exercise date, the amount due will vary proportionately with the percentage by which the index is below the strike price. Based on historical index volatilities and trends and the March 31, 2009 index value, we estimate the probability for each contract of the S&P 500 index falling below the strike price on the exercise date to be less than 66%. The theoretical maximum payouts under the contracts would occur if on each of the exercise dates the S&P 500 index value were zero. At March 31, 2009, the present value of these theoretical maximum payouts using a 6% discount factor was $243.1 million.

We sold one equity index put option based on the FTSE 100 index for total consideration, net of commissions, of $6.7 million. This contract has an exercise date of July 2020 and a strike price of £5,989.75. No amount will be payable under this contract if the FTSE 100 index is at or above the strike price on the exercise date. If the FTSE 100 index is lower than the strike price on the exercise date, the amount due will vary proportionately with the percentage by which the index is below the strike price. Based on historical index volatilities and trends and the March 31, 2009 index value, we estimate the probability that the FTSE 100 index contract will fall below the strike price on the exercise date to be less than 65%. The theoretical maximum payout under the contract would occur if on the exercise date the FTSE 100 index value was zero. At March 31, 2009, the present value of the theoretical maximum payout using a 6% discount factor was $23.8 million.

Because the equity index put options meet the definition of a derivative under FAS 133, we report the fair value of these instruments in our consolidated balance sheets as a liability and record any changes to fair value in our consolidated statements of operations and comprehensive income as net derivative expense or income. Our financial statements reflect fair values for our obligations on these equity put options at March 31, 2009 and December 31, 2008 of $80.3 million and $60.6 million, respectively; however, we do not believe that the ultimate settlement of these transactions is likely to require a payment that would exceed the initial consideration received or any payment at all.

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

	Equity Indices Put Options Obligation – Sensitivity Analysis
(Dollars in millions)	At March 31, 2009
Interest Rate Shift in Basis Points:	-200	-100	0	100	200
Total Fair Value	$ 134.4	$ 104.1	$ 80.3	$ 61.5	$ 46.9
Fair Value Change from Base (%)	-67.5%	-29.8%	0.0%	23.3%	41.5%

Equity Indices Shift in Points (S&P 500/FTSE 100):	-500/-2000	-250/-1000	0	250/1000	500/2000
Total Fair Value	$ 173.9	$ 116.7	$ 80.3	$ 56.8	$ 41.2
Fair Value Change from Base (%)	-116.7%	-45.4%	0.0%	29.3%	48.7%

Combined Interest Rate /	-200/	-100/		100/	200/
Equity Indices Shift (S&P 500/FTSE 100):	-500/-2000	-250/-1000	0/0	250/1000	500/2000
Total Fair Value	$ 251.8	$ 146.2	$ 80.3	$ 42.2	$ 21.4
Fair Value Change from Base (%)	-213.7%	-82.2%	0.0%	47.4%	73.4%

Safe Harbor Disclosure.

This report contains forward-looking statements within the meaning of the U.S. federal securities laws. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the federal securities laws. In some cases, these statements can be identified by the use of forward-looking words such as “may”, “will”, “should”, “could”, “anticipate”, “estimate”, “expect”, “plan”, “believe”, “predict”, “potential” and “intend”. Forward-looking statements contained in this report include information regarding our reserves for losses and LAE, the adequacy of our provision for uncollectible balances, estimates of our catastrophe exposure, the effects of catastrophic events on our financial statements, the ability of Everest Re, Holdings and Bermuda Re to pay dividends and the settlement costs of our specialized equity put options. Forward-looking statements only reflect our expectations and are not guarantees of performance. These statements involve risks, uncertainties and assumptions. Actual events or results may differ materially from our expectations. Important factors that could cause our actual events or results to be materially different from our expectations include the uncertainties that surround the impact on our financial statements and liquidity resulting from changes in the global economy and credit markets, the estimating of reserves for losses and LAE, those discussed in Note 8 of Notes to Consolidated Financial Statements (unaudited) included in this report and the risks described under the caption “Risk Factors” in our most recently filed Annual Report on Form 10-K, PART I, ITEM 1A. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Instruments. See “Liquidity and Capital Resources - Market Sensitive Instruments” in PART I – ITEM 2.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our management carried out an evaluation, with the participation of the Chief Executive Officer and Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on their evaluation, the Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms. Our management, with the participation of the Chief Executive Officer and Principal Accounting Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter covered by this report.

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

ITEM 1A. RISK FACTORS

No material changes.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased (1) (2)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (3)
January 1 - 31, 2009	0	$-	0	5,833,830
February 1 - 28, 2009	9,471	$68.4056	0	5,833,830
March 1 - 31, 2009	0	$-	0	5,833,830
Total	9,471	$68.4056	0	5,833,830

(1)    Included were 2,146 shares used to pay for option grant price on option exercise.

(2)    Included 7,325 shares withheld as payment for taxes on restricted shares that became unrestricted in the year.

(3)   On September 21, 2004, the Company’s board of directors approved an amended share repurchase program authorizing the Company and/or its subsidiary Holdings to purchase up to an aggregate of 5,000,000 of the Company’s common shares through open market transactions, privately negotiated transactions or both. On July 21, 2008, the Company’s executive committee of the board of directors approved an amendment to the September 21, 2004 share repurchase program authorizing the Company and/or its subsidiary Holdings to purchase up to an aggregate of 10,000,000 of the Company’s common shares (recognizing that the number of shares authorized for repurchase has been reduced by those shares that have already been purchased) in open market transactions, privately negotiated transactions or both.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Index:

Exhibit No.	Description

31.1	Section 302 Certification of Joseph V. Taranto

31.2	Section 302 Certification of Keith T. Shoemaker

32.1	Section 906 Certification of Joseph V. Taranto and Keith T. Shoemaker

Everest Re Group, Ltd.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Everest Re Group, Ltd.

(Registrant)

/S/ KEITH T. SHOEMAKER

Keith T. Shoemaker

Vice President and Comptroller,

Principal Accounting Officer

(Duly Authorized Officer and Principal Financial Officer)

Dated: May 11, 2009