Form 10-K/A
period 2008-12-31
EVEREST RE GROUP LTD
filed 2009-06-30
CIK 1095073

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C 20549 FORM 10-K/A Amendment No. 1
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

At May 31, 2009, the number of shares outstanding of the registrant’s common shares was 61,160,844.

EXPLANATORY NOTE

The Company is filing this Amendment No. 1 to its Annual Report on Form 10-K (the “Form 10-K/A”) to include separate audited financial statements of Omega Overseas Partners, Ltd., pursuant to Rule 3-09 of Regulation S-X (“Rule 3-09”). The audited Omega Overseas Partners, Ltd. financial statements were not available at the time of filing of the Company’s Annual Report on Form 10-K (the “Form 10-K”). In accordance with Rule 3-09(b)(1), the Omega Overseas Partners, Ltd. Financial Statements are being filed as an Amendment to the Form 10-K within six months after the end of the Company’s fiscal year.

This Form 10-K/A amends the Form 10-K soley by the addition of the Omega Overseas Partners, Ltd. Financial Statements to PART IV, ITEM 15. No attempt has been made in this Form 10-K/A to update other disclosures presented in the Form 10-K and this Form 10-K/A does not reflect events occurring after the filing of the Form 10-K affected by subsequent events. The section of the Form 10-K amended by this Form 10-K/A is PART IV, ITEM 15, EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

This Form 10-K/A has been signed as of a current date and all certifications of the Company’s Chief Executive Officer and Principal Accounting Officer are given as of a current date. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Form 10-K for the year ended December 31, 2008, including any amendments to those filings.

TABLE OF CONTENTS

Page

PART IV

Item 15.	Exhibits and Financial Statement Schedules	1

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)3., (b) The following exhibits are filed as a part of Amendment No. 1 to this report on Form 10-K:

Exhibit No.

23.1	Consent of McGladrey & Pullen, Cayman, Independent Accountant

31.1	Section 302 Certification of Joseph V. Taranto

31.2	Section 302 Certification of Keith T. Shoemaker

32.1	Section 906 Certification of Joseph V. Taranto and Keith T. Shoemaker

99.1	Consent of Omega Overseas Partners, Ltd.

(c) Financial Statement Schedules:

Page

Omega Overseas Partners, Ltd. Audited Financial Statements

as of December 31, 2008 and for the year then ended	F-1

1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVEREST RE GROUP, LTD.
(Registrant)

By:	/S/ KEITH T. SHOEMAKER
Keith T. Shoemaker Vice President and Comptroller, Principal Accounting Officer

Dated: June 30, 2009

Omega Overseas Partners, Ltd.

(a Cayman Islands exempted company)

Financial Statements

December 31, 2008

F-1

Omega Overseas Partners, Ltd.

(a Cayman Islands exempted company)

Financial Statements

December 31, 2008

The Investment Manager of the Fund is registered as a Commodity Pool Operator under the Commodity Exchange Act. A claim of exemption pursuant to Commodity Futures Trading Commission ("CFTC") Rule 4.7 has been made with respect to the Fund by the Investment Manager. The exemption relieves the Fund of certain disclosure and reporting obligations under the commodity pool rules of the CFTC.

OMEGA OVERSEAS PARTNERS, LTD.

CONTENTS

December 31, 2008

Independent Auditor's Report	1

Financial Statements:

Statement of Assets and Liabilities	2
Condensed Schedule of Investments	3 - 6
Statement of Operations	7
Statement of Changes in Net Assets	8
Statement of Cash Flows	9
Notes to Financial Statements	10 - 18

Affirmation of the Commodity Pool Operator	19

McGladrey & Pullen, Cayman

Certified Public Accountants

Independent Auditor's Report

To the Board of Directors of

Omega Overseas Partners, Ltd.

Grand Cayman, Cayman Islands

We have audited the accompanying statement of assets and liabilities of Omega Overseas Partners, Ltd. (the "Fund") as of December 31, 2008, including the condensed schedule of investments, as of December 31, 2008, and the related statements of operations, changes in net assets, and cash flows for the year then ended. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Omega Overseas Partners, Ltd. as of December 31, 2008, and the results of its operations, the changes in its net assets and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Grand Cayman, Cayman Islands

March 24, 2009

McGladrey & Pullen, Cayman is a member firm of RSM International –

an affiliation of separate and independent legal entities.

OMEGA OVERSEAS PARTNERS, LTD.

STATEMENT OF ASSETS AND LIABILITIES

(expressed in U.S. dollars)

December 31, 2008

Assets:
Securities, at fair value (cost $648,268,731)	$ 431,143,087
Investments in securities and other instruments applicable
to the deferred fees, at fair value (cost $222,908,300)	239,089,225
Cash and cash equivalents	386,230,189
Due from broker	66,857,959
Accrued interest and dividends receivable	7,629,292
Total Assets	1,130,949,752

Liabilities:
Securities sold short, at fair value (proceeds $42,197,576)	39,550,269
Deferred incentive fee	250,595,977
Deferred management fee	138,188,665
Due to shareholders	96,892,888
Subscriptions received in advance	7,500,000
Accrued expenses and other liabilities	235,524
Total Liabilities	532,963,323
Net Assets	$ 597,986,429

The accompanying notes form an

integral part of these financial statements

OMEGA OVERSEAS PARTNERS, LTD.

CONDENSED SCHEDULE OF INVESTMENTS

(expressed in U.S. dollars)

December 31, 2008

Number of
Shares or	Fair
Face Value	Description	Value

Investments in Securities
Common Stocks	60.29%
United States	52.82%

Consumer Discretionary	.88%	$ 5,260,099

Consumer Staples	10.35%	61,904,076

Energy	12.54%	75,009,258

Financial	13.15%	78,608,621

Industrial	2.38%	14,251,640

Materials	3.40%	20,334,068

Telecommunications	4.12%	24,643,334

Utilities	2.07%	12,361,648

Others	3.93%	23,502,808

Total United States (cost $494,619,412)		315,875,552

Foreign	7.47%

Consumer Discretionary	1.08%	6,430,702

Consumer Staples	4.90%	29,291,903

Financial	1.49%	8,927,649

Total foreign stocks (cost $66,046,117)		44,650,254
Total common stocks (cost $560,665,529)		360,525,806

United States Corporate Bonds (cost $63,526,112)	7.76%	46,394,998

United States Corporate Bank Debt (cost $24,077,090)	3.97%	23,730,771

United States Credit Default Swaps	.08%	491,512

Total investments in securities (cost $648,268,731)		$ 431,143,087

Percentages shown represent percent of net assets.
		(continued)

The accompanying notes form an

integral part of these financial statements

OMEGA OVERSEAS PARTNERS, LTD.

CONDENSED SCHEDULE OF INVESTMENTS

(expressed in U.S. dollars)

December 31, 2008

Number of

Shares or	Fair

Face Value	Description	Value

Investments in Securities and Other Instruments Applicable to the Deferred Fees (Note 9)

Common Stocks	4.56%

Consumer Discretionary	.26%	$ 1,542,460

Consumer Staples	.36%	2,152,764

Energy	2.93%	17,511,500

Financial	.84%	5,067,400

Telecommunications	.17%	1,015,840

Total common stocks		27,289,964

Corporate Bonds	22.08%

Consumer Discretionary	2.59%	15,506,250

Consumer Staples	3.17%	18,935,000

Energy	1.61%	9,650,000

Financial	7.58%	45,342,750

Industrial	.18%	1,090,000

Materials	.69%	4,100,000

Medical	.23%	1,370,000

Technology	.51%	3,025,000

Telecommunications	2.75%	16,445,000

Utilities	2.77%	16,585,000

Total corporate bonds		132,049,000

Percentages shown represent percent of net assets.
		(continued)

The accompanying notes form an

integral part of these financial statements

OMEGA OVERSEAS PARTNERS, LTD.

CONDENSED SCHEDULE OF INVESTMENTS

(expressed in U.S. dollars)

December 31, 2008

Number of

Shares or	Fair

Face Value	Description	Value

	Mutual Funds	11.32%

56,249	Cobalt Offshore Fund Limited	5.22%	$ 31,249,727

	Other	6.10%	36,458,611

	Total mutual funds		67,708,338

	Cash Equivalents	1.44%	8,615,496

	Other	.57%	3,426,427

	Total investments in securities and other instruments
	applicable to the deferred fees (cost $222,908,300)		$ 239,089,225

Percentages shown represent percent of net assets.
			(continued)

The accompanying notes form an

integral part of these financial statements

OMEGA OVERSEAS PARTNERS, LTD.

CONDENSED SCHEDULE OF INVESTMENTS

(expressed in U.S. dollars)

December 31, 2008

Number of

Shares or	Fair

Face Value	Description	Value

Securities Sold Short

	Common Stocks	6.26%
	United States	5.93%

	Consumer Discretionary	1.52%	$ 9,064,142

	Consumer Staples	.79%	4,700,818

	Energy	.61%	3,680,163

	Financial	2.17%	12,985,730

	Technology	.38%	2,295,915

	Telecommunications	.46%	2,735,307

	Total United States (proceeds $35,898,423)		35,462,075

	Foreign	.33%

	Consumer Discretionary	.33%	1,995,422

	Total foreign stocks (proceeds $2,699,777)		1,995,422
	Total common stocks sold short
	(proceeds $38,598,200 )		37,457,497

	Call and Put Options Written (proceeds $3,599,376)	.35%	2,092,772

	Total securities sold short and options written
	(proceeds $42,197,576)		$ 39,550,269

Percentages shown represent percent of net assets.

The accompanying notes form an

integral part of these financial statements

OMEGA OVERSEAS PARTNERS, LTD.

STATEMENT OF OPERATIONS

(expressed in U.S. dollars)

Year ended December 31, 2008

Investment income (loss):
Income:
Interest earned	$ 5,250,678
Dividends, net of withholding taxes of $1,648,082	25,714,082
Total income	30,964,760

Expenses:
Decrease in deferred fees	(62,298,298)
Management fee	9,446,003
Interest expense	2,962,828
Accounting fees	482,057
Audit fees	100,000
Other	639,584
Total expenses	(48,667,826)
Net investment gain	79,632,586

Net realized loss on securities and foreign currencies	(156,009,757)

Net realized gain on futures contracts, net of commissions of $72,554	2,525,955

Net change in unrealized depreciation on securities and foreign currencies	(308,392,265)
Net loss on investments	(461,876,067)
Net decrease in net assets resulting from operations	$(382,243,481)

The accompanying notes form an

integral part of these financial statements

OMEGA OVERSEAS PARTNERS, LTD.

STATEMENT OF CHANGES IN NET ASSETS

(expressed in U.S. dollars)

Year ended December 31, 2008

Increase (decrease) in net assets resulting from operations:
Net investment gain	$ 79,632,586
Net realized loss on securities and foreign currencies	(156,009,757)
Net realized gain on futures contracts	2,525,955
Net change in unrealized depreciation on securities and foreign currencies	(308,392,265)
Net decrease in net assets resulting from operations	(382,243,481)

Increase (decrease) in net assets resulting from capital transactions:
Issuance of shares	165,305,000
Redemption of shares	(183,454,105)
Net decrease in net assets resulting from capital transactions	(18,149,105)

Net decrease in net assets	(400,392,586)

Net assets at beginning of year	998,379,015
Net assets at end of year	$ 597,986,429

The accompanying notes form an

integral part of these financial statements

OMEGA OVERSEAS PARTNERS, LTD.

STATEMENT OF CASH FLOWS

(expressed in U.S. dollars)

Year ended December 31, 2008

Cash flows from operating activities:
Net decrease in net assets resulting from operations	$(382,243,481)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash provided by operating activities:
Net loss on securities	153,483,802
Change in unrealized depreciation of investments for the year	308,392,265
(Increase) decrease in operating assets:
Net (purchases) sales of securities	247,628,890
Net (purchases) sales of securities sold short	44,179,412
Due from broker	(21,500,295)
Accrued interest and dividends receivable	(3,451,268)
Other assets	49,966
Decrease in operating liabilities:
Deferred incentive fee	(105,730,324)
Deferred management fee	(39,885,381)
Accrued expenses and other liabilities	(106,834)
Net cash provided by operating activities	200,816,752

Cash flows from financing activities:
Proceeds on issuance of shares	172,025,000
Payments on redemption of shares	(131,669,354)
Net cash provided by financing activities	40,355,646

Net increase in cash and cash equivalents	241,172,398

Cash and cash equivalents at beginning of year	145,057,791
Cash and cash equivalents at end of year	$ 386,230,189

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$ 2,962,828

The accompanying notes form an

integral part of these financial statements

OMEGA OVERSEAS PARTNERS, LTD.

NOTES TO FINANCIAL STATEMENTS

(expressed in U.S. dollars)

December 31, 2008

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

Omega Overseas Partners, Ltd. (the "Fund") is an exempted company established under the laws of the Cayman Islands on October 24, 1991. The Fund's investment objective is to achieve above-average capital growth through investments in securities and other instruments including equities, equity-related securities, bonds and other fixed income securities, futures contracts and forward currency contracts. The Fund intends to hold a diversified portfolio of securities and to hedge this portfolio in order to seek to maximize returns while seeking to minimize risk.

These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which require the use of estimates which were approved by the board of directors. Actual results may differ from those estimates.

Investments in securities and securities sold short traded on a national securities exchange or listed on Nasdaq are valued at the last reported sales price on the last business day of the year. Investments in securities and securities sold short traded in the over-the-counter market and not listed on Nasdaq are valued at the last reported bid and ask prices, respectively. Securities traded on a national securities exchange or listed on Nasdaq for which there was no last reported sales price on the last business day of the year are valued at the bid price if held long and at the ask price if sold short on the last business day of the year. Futures contracts are valued at their last sales price. Securities for which market prices are not available are valued in good faith by the board of directors.

Purchases and sales of securities are recorded on a trade-date basis. Realized gains and losses on security transactions are based on the first-in, first-out, or the specific-identification method. Dividend income and dividends on securities sold short are recognized on the ex-dividend date.

Assets and liabilities denominated in foreign currencies are translated at year-end rates of exchange with the resulting gains and losses reflected in income. Purchases and sales of securities and income and expense items denominated in foreign currencies are translated on the respective dates of such transactions with the resulting gains and losses reflected in income.

The Fund does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of securities held. Such fluctuations are included with the net realized and unrealized gain or loss from investments.

Under the current laws of the Cayman Islands, there is no income, estate, sales or other Cayman Islands taxes payable by the Fund or withholding taxes applicable to distributions by the Fund or on the redemption of shares of the Fund. Accordingly, no provision for such taxes is included in these financial statements.

The Fund defines cash equivalents as highly liquid investments with a maturity of three months or less.

                                         10

OMEGA OVERSEAS PARTNERS, LTD.

NOTES TO FINANCIAL STATEMENTS

(expressed in U.S. dollars)

December 31, 2008

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CON'T):

The industry classifications, which consist of securities traded primarily in the United States of America, included in the condensed schedule of investments, represent the Investment Manager's belief as to the most meaningful presentation of the classification of the Fund's investments.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (the "FASB") issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure and transition.

In December 2008, the FASB provided for a deferral of the effective date of FIN 48 for certain nonpublic enterprises to annual financial statements for fiscal years beginning after December 15, 2008. The Fund has elected this deferral and, accordingly, will be required to adopt FIN 48 in its 2009 annual financial statements. Prior to adoption of FIN 48, the Fund will continue to evaluate its uncertain tax positions and related income tax contingencies under Statement of Financial Accounting Standards ("SFAS") No. 5,Accounting for Contingencies ("SFAS No. 5"). SFAS No. 5 requires the Fund to accrue for losses it believes are probable and can be reasonably estimated. While management has not yet completed its analysis, it does not anticipate that the adoption of FIN 48 will have a material impact on its financial position or results of operations.

Recently Adopted Accounting Pronouncement

Effective January 1, 2008, the Fund adopted SFAS No. 157, Fair Value Measurements ("SFAS No. 157"), issued by the FASB. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and sets out a fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). Inputs are broadly defined under SFAS No. 157 as assumptions market participants would use in pricing an asset or liability. The three levels of the fair value hierarchy under SFAS No. 157 are described below:

Level 1. Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. The types of investments in Level 1 include listed equities and listed derivatives.

OMEGA OVERSEAS PARTNERS, LTD.

NOTES TO FINANCIAL STATEMENTS

(expressed in U.S. dollars)

December 31, 2008

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CON'T):

Level 2. Inputs other than quoted prices within Level 1 that are observable for the asset or liability, either directly or indirectly; and fair value is determined through the use of models or other valuation methodologies. Investments which are generally included in this category include corporate bonds and loans, less liquid and restricted equity securities and certain over-the-counter derivatives. A significant adjustment to a Level 2 input could result in the Level 2 measurement becoming a Level 3 measurement.

Level 3. Inputs are unobservable for the asset or liability and include situations where there is little, if any, market activity for the asset or liability. The inputs into the determination of fair value are based upon the best information in the circumstances and may require significant management judgment or estimation. Investments that are included in this category generally include equity and debt positions in private companies.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Fund's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment. The following section describes the valuation techniques used by the Fund to measure different financial instruments at fair value and includes the level within the fair value hierarchy in which the financial instrument is categorized.

Investments in securities traded on a national securities exchange, or reported on the Nasdaq national market, are stated at the last reported sales price on the day of valuation. Fair value of exchange-traded contracts is based upon exchange settlement prices. Fair value of non-exchange-traded contracts is based on third-party quoted dealer values on the Interbank market. These financial instruments are classified as Level 1 in the fair value hierarchy.

Securities traded in the over-the-counter market and listed securities for which no sale was reported on that date are stated at the last quoted bid price, except for short sales positions, for which the last quoted asked price is used. Short-term notes are stated at amortized cost, which approximates fair value. These financial instruments are classified as Level 2 in the fair value hierarchy.

Restricted securities and other securities for which quotations are not readily available are valued at fair value as determined by management. Investments in investment funds are valued at fair value based on the applicable percentage ownership of the investment funds' net assets as of the measurement date, as determined by management. In determining fair value, management utilizes valuations provided by the investment funds. The investment funds value securities and other financial instruments on a fair value basis of accounting. The estimated fair values of certain investments of the investment funds, which may include private placements and other securities for which prices are not readily available, are determined by the Manager or sponsor of the respective investment funds and may not reflect amounts that could be realized upon

OMEGA OVERSEAS PARTNERS, LTD.

NOTES TO FINANCIAL STATEMENTS

(expressed in U.S. dollars)

December 31, 2008

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CON'T):

immediate sale, nor amounts that ultimately may be realized. Accordingly, the estimated fair values may differ significantly from the values that would have been used had a ready market existed for these investments. The fair value of the Fund's investments in investment funds generally represents the amount the Fund would expect to receive if it were to liquidate its investment in the other investment funds excluding any redemption charges that may apply. These financial instruments are classified in Level 3 of the fair value hierarchy.

2. FAIR VALUE OF FINANCIAL INSTRUMENTS:	The following table presents the Fund's fair value hierarchy for those assets measured at fair value on a recurring basis as of December 31, 2008:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Description Total	(Level 1)	(Level 2)	(Level 3)

	Common stocks $360,525,806	$326,226,023		$34,299,783

	United States
	Corporate Bonds 46,394,998		$42,516,597	3,878,401

	United States
	Corporate Bank Debt 23,730,771			23,730,771

	United States
	Corporate Credit
	Default Swaps 491,512			491,512
	Total investments in
	securities 431,143,087	326,226,023	42,516,597	62,400,467

	Cash Equivalents * 264,029,800	264,029,800
	Total assets at fair value $695,172,887	$590,255,823	$42,516,597	$62,400,467

*

Cash and cash equivalents reported in the accompanying statement of assets and liabilities include cash equivalents of $264,029,800 which represents monies invested in shares of the Goldman Sachs Institutional Liquid Assets Treasury Instruments Portfolio (the "GS Portfolio"). Fair value is $1.00 per share. The GS Portfolio is 100% invested in United States government and United States treasury obligations.

All securities sold short and options written included in the accompanying statement of assets and liabilities and those traded during the year are classified as Level 1.

OMEGA OVERSEAS PARTNERS, LTD.

NOTES TO FINANCIAL STATEMENTS

(expressed in U.S. dollars)

December 31, 2008

2. FAIR VALUE OF FINANCIAL INSTRUMENTS (CON'T):

Financial instruments classified as Level 3 in the fair value hierarchy represent the Fund's investment in financial instruments in which management has used at least one significant unobservable input in the valuation model. The following table presents a reconciliation of activity for the Level 3 financial instruments:

Balance, January 1, 2008	$ 29,652,350
Change in unrealized depreciation on investments	(10,320,950)
Purchases of investment securities	43,069,067
Balance, December 31, 2008	$ 62,400,467

The following table presents the Fund's fair value hierarchy for those assets applicable to the deferred fees measured at fair value on a recurring basis as of December 31, 2008:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

Common Stocks	$ 27,289,964	$27,289,964

Cash Equivalents	8,615,496	8,615,496

Corporate Bonds	132,049,000		$132,049,000

Mutual Funds	67,708,338			$67,708,338

Other	3,426,427			3,426,427
Total investments in
securities and other
instruments applicable
to deferred fees	$239,089,225	$35,905,460	$132,049,000	$71,134,765

3. DUE FROM BROKER:

The clearing and depository operations for the Fund's security transactions are provided primarily by one broker, Goldman, Sachs & Co. At December 31, 2008, substantially all of the securities positions held and amounts due from broker reflected in the statement of assets and liabilities are positions with and amounts due from this broker.

Investments in securities and securities sold short are subject to margin requirements.

OMEGA OVERSEAS PARTNERS, LTD.

NOTES TO FINANCIAL STATEMENTS

(expressed in U.S. dollars)

December 31, 2008

4. SECURITIES SOLD SHORT:	Subsequent market fluctuations may require the Fund to purchase these securities at prices which differ from the fair value reflected in the statement of assets and liabilities.
5. FUTURES AND FORWARD CONTRACTS:

The Fund's activities include purchasing and selling futures and forward contracts. These contracts involve elements of market risk and counterparty risk in excess of the amounts recognized in the statement of assets and liabilities. The industry practice for settling these futures contracts is that the counterparty receives or pays the difference between the contract price and market value.

6. WRITTEN CALL AND PUT OPTIONS:

The Fund's activities include the writing of stock options having various expiration dates. The writing of options involves elements of market risk in excess of the amount recognized in the statement of assets and liabilities. In many cases, the Fund limits its risk by holding offsetting security or option positions.

7. DERIVATIVE FINANCIAL INSTRUMENTS:

The Fund's activities include the purchase and sale of a variety of derivative financial instruments such as equity options, financial futures and forward settlement contracts and other similar instruments. These derivatives are used for trading purposes and for managing risk associated with the portfolio of investments. All positions are reported in the accompanying statement of assets and liabilities at fair value and any change in fair value is reflected in the accompanying statement of operations as gain or loss as it occurs. Financial futures and forward settlement contracts are reported at open-trade equity.

These financial instruments may give rise to off-balance-sheet market risk. Market risk is the risk of potential loss due to changes in the market, that is the potential change in value caused by fluctuations in the market prices of the underlying financial instruments. Risks arise in forward settlement contracts from potential counterparty nonperformance and from changes in the values of the underlying instruments. Credit risk associated with these financial instruments is limited to amounts recorded as assets in the statement of assets and liabilities. In addition, the measurement of risk is meaningful only when all related and offsetting transactions are identified. The Fund generally limits its risk by holding or purchasing offsetting positions.

8. MANAGEMENT AND INCENTIVE FEES:

The Fund is managed by Omega Advisors, Inc. (the "Investment Manager"), a corporation organized under the laws of the State of Delaware, United States of America. The Investment Manager is responsible, subject to the policies and controls of the board of directors, for the investment of the Fund's assets. For its services, the Investment Manager receives, in advance, a fixed advisory fee at the rate of 1.00% per annum of the Fund's net asset value as of the beginning of each month. An incentive fee is paid on an annual basis following the end of each fiscal year and is calculated as 20% for Class A shares and 15% for Class B and B-2 shares of the net realized and unrealized appreciation in the net asset value of an investor's shares during a year, provided that the incentive fee

OMEGA OVERSEAS PARTNERS, LTD.

NOTES TO FINANCIAL STATEMENTS

(expressed in U.S. dollars)

December 31, 2008

8. MANAGEMENT AND INCENTIVE FEES (CON'T):

will only be paid with respect to the appreciation in the net asset value of a share in excess of the prior high net asset value used to determine the last incentive fee paid. Beginning January 1, 2007 for new investors in the Fund, designated as Class A-1 and B-1 shares, the fixed advisory fee increased to 1.5% per annum of the Fund's net asset value as of the beginning of each month and the incentive fee is calculated as 20% for both Class A-1 and B-1 shares of the net realized and unrealized appreciation in the net asset value of an investor's shares during a year, provided that the incentive fee will only be paid with respect to the appreciation in the net asset value of a share in excess of the prior high net asset value used to determine the last incentive fee paid.

9. DEFERRED INCENTIVE AND MANAGEMENT FEES AND INVESTMENTS IN SECURITIES AND OTHER INSTRUMENTS APPLICABLE TO THE DEFERRED FEES:

These amounts represent the portion of the incentive and the management fees due by the Fund to the Investment Manager (together, the "Deferred Asset Pool") under the terms of the management agreement, which have been deferred pursuant to the respective deferral agreements. Under the terms of the agreements, the Investment Manager was able to irrevocably elect, before the day immediately preceding the first day of the fiscal year of the Fund with respect to which the fee was payable, to defer all or part of such incentive and management fee. For fiscal years ending after December 31, 2008, the Investment Manager may no longer elect to defer all or part of such incentive and management fee in accordance with the Emergency Economic Stabilization Act of 2008 (the "Act"). The Deferred Incentive and Management Agreement between the Fund and Investment Manager allows for deferral of fees until the agreement expires or terminates, however, in accordance with the Act, all amounts deferred as of December 31, 2008 must be paid no later than December 31, 2017. A portion of the deferred amounts will be invested in the same manner as the Fund's other assets and will be "at risk" and will decrease or increase in the same manner as the net asset value of the Fund. The remainder will be invested in either a permissible investment, as defined, or as determined by one or more independent portfolio managers.

At December 31, 2008, $117,734,675 of the Deferred Asset Pool is "at risk" and $271,047,664 has been invested in permissible investments, including $239,089,225 with other portfolio managers. Appreciation or depreciation, including all fees, applicable to investments of the Deferred Asset Pool, which are "at risk," is applicable solely to the Deferred Asset Pool and does not impact the net asset value of the Fund or the individual shareholder accounts.

As of December 31, 2008, the investments with other portfolio managers which represent investments of the Deferred Asset Pool have a variety of investment objectives.

As disclosed in the condensed schedule of investments, mutual fund investments with 15 other portfolio managers for the sole benefit of the Deferred Asset Pool, are aggregated.

Substantially all of the investments in the Deferred Asset Pool invested with other portfolio managers are charged management fees at varying rates, principally 1% annually of periodic net asset values.

OMEGA OVERSEAS PARTNERS, LTD.

NOTES TO FINANCIAL STATEMENTS

(expressed in U.S. dollars)

December 31, 2008

9. DEFERRED INCENTIVE AND MANAGEMENT FEES AND INVESTMENTS IN SECURITIES AND OTHER INSTRUMENTS APPLICABLE TO THE DEFERRED FEES (CON'T):

All of the investments in the Deferred Asset Pool invested with other portfolio managers provide for an incentive fee to their respective investment manager or affiliate, which is calculated at various rates, primarily 20% of net appreciation in the net asset value of the Fund's shares during the year, as defined.

The management fees and incentive fees noted above are charged solely to the Deferred Asset Pool and do not impact the net asset value of the Fund or the individual shareholder accounts.

Substantially all of the investments with other portfolio managers permit redemptions at various times during the year, usually monthly.

10. ADMINISTRATOR:

The Bank of Bermuda (Cayman) Limited (the "Bank") has been appointed administrator and acts as secretary and registrar for the Fund. For its services, the Bank receives a fee paid out of Fund assets based upon the nature and extent of the services performed.

11. SHAREHOLDERS' EQUITY:	Shareholders' equity consists of 20,000,000 authorized shares:
	Class A - par value $.01; issued and outstanding 99,648.29 shares	$ 996
	Class A-1 - par value $.01; issued and outstanding 1,243,276.76 shares	12,433
	Class B - par value $.01; issued and outstanding 822,055.62 shares	8,221
	Class B-1 - par value $.01; issued and outstanding 198,946.56 shares	1,989
	Class B-2 - par value $.01; issued and outstanding 722,656.74 shares	7,227
		$ 30,866

Class A and A-1 common shares can be held by non-U.S. persons only and are redeemable at each month-end.

Class B, B-1, and B-2 common shares can be held by tax-exempt U.S. persons only ("Permitted U.S. Person") and Class B and B-1 shares are redeemable once a year at the Fund's year-end while Class B-2 shares are redeemable at each month-end under certain conditions. Permitted U.S. Person means a U.S. person who is subject to the United States Employee Retirement Income Security Act of 1974, as amended, or is otherwise exempt from payment of U.S. federal income tax.

OMEGA OVERSEAS PARTNERS, LTD.

NOTES TO FINANCIAL STATEMENTS

(expressed in U.S. dollars)

December 31, 2008

12. FINANCIAL HIGHLIGHTS:	The information presented below represents the financial highlights for the applicable shareholder class of the Fund taken as a whole.

Per Share Operating Performance (for a share of capital stock outstanding throughout the year):

	Class A	Class A-1	Class B	Class B-1	Class B-2

Net asset value at
beginning of year	$575.38	$101.87	$798.13	$ 99.90	$104.18
Net investment income	6.03	2.95	12.37	1.36	1.64
Net realized loss	(214.19)	(39.66)	(300.95)	(37.64)	(38.32)
Net asset value at end of year	$367.22	$ 65.16	$509.55	$ 63.62	$ 67.50
Total return	(35.29)%	(35.55)%	(35.15)%	(35.47)%	(35.15)%

Total return is calculated for the applicable shareholder class taken as a whole. An individual investor's return may vary from these returns based on participation in New Issues and different management fee and incentive arrangements and the timing of shareholder subscriptions and redemptions.

Supplemental Data:

Ratio to Average Net Assets:

	Class A	Class A-1	Class B	Class B-1	Class B-2

Operating expenses
(including interest/
dividends)	1.34%	2.43%	1.43%	1.98%	1.44%

Net investment gain	1.15%	4.46%	1.77%	1.58%	1.79%

The ratios shown above are calculated for the applicable shareholder class taken as a whole. The ratio for an individual investor may vary from these ratios based on participation in New Issues, different management fee and incentive arrangements and the timing of shareholder subscriptions and redemptions.

13. SUBSEQUENT EVENTS:

As of January 1, 2009, the Fund received capital subscriptions in the amount of $7,500,000, which was received in advance and is reflected in the accompanying statement of assets and liabilities as subscriptions received in advance.

AFFIRMATION OF THE COMMODITY POOL OPERATOR

Leon G. Cooperman, being the Principal Shareholder of Omega Advisors, Inc., the Investment Manager of Omega Overseas Partners, Ltd. (the "Fund"), hereby affirms that attached hereto is a copy of the audited financial statements of the Fund for its year ended December 31, 2008, and that, to the best of the undersigned's knowledge and belief, the information contained herein is accurate and complete.

March 17, 2009

Name of Commodity Pool:	Omega Overseas Partners, Ltd.

Name of Commodity Pool Operator:	Omega Advisors, Inc.