Form 10-Q
period 2009-06-30
EVEREST RE GROUP LTD
filed 2009-08-10
CIK 1095073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2009	Commission file number: 1-15731

EVEREST RE GROUP, LTD.

(Exact name of registrant as specified in its charter)

Bermuda	98-0365432
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer	X	Accelerated filer
Non-accelerated filer		Smaller reporting company
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Class	At August 1, 2009
Common Shares, $0.01 par value	60,853,961

  EVEREST RE GROUP, LTD

    Form 10-Q

Page

      PART I

              FINANCIAL INFORMATION

  PART II

  OTHER INFORMATION

PART I

ITEM 1. FINANCIAL STATEMENTS

EVEREST RE GROUP, LTD.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Dollars in thousands, except par value per share)	2009	2008
	(unaudited)
ASSETS:
Fixed maturities - available for sale, at market value	$ 11,803,246	$ 10,759,612
(amortized cost: 2009, $11,769,608; 2008, $10,932,076)
Fixed maturities - available for sale, at fair value	48,269	43,090
Equity securities - available for sale, at market value (cost: 2009, $13,676; 2008, $14,915)	15,556	16,900
Equity securities - available for sale, at fair value	132,443	119,829
Short-term investments	1,107,354	1,889,799
Other invested assets (cost: 2009, $633,819; 2008, $687,265)	628,137	679,356
Cash	472,300	205,694
Total investments and cash	14,207,305	13,714,280
Accrued investment income	151,552	149,215
Premiums receivable	983,367	908,110
Reinsurance receivables	649,037	657,169
Funds held by reinsureds	384,308	331,817
Deferred acquisition costs	351,703	354,992
Prepaid reinsurance premiums	79,632	79,379
Deferred tax asset	346,284	442,367
Federal income taxes recoverable	90,064	32,295
Other assets	83,683	176,966
TOTAL ASSETS	$ 17,326,935	$ 16,846,590

LIABILITIES:
Reserve for losses and loss adjustment expenses	$ 8,815,875	$ 8,840,660
Future policy benefit reserve	67,320	66,172
Unearned premium reserve	1,356,874	1,335,511
Funds held under reinsurance treaties	87,579	83,431
Losses in the course of payment	90,694	45,654
Commission reserves	39,898	52,460
Other net payable to reinsurers	44,282	51,138
8.75% Senior notes due 3/15/2010	199,894	199,821
5.4% Senior notes due 10/15/2014	249,748	249,728
6.6% Long term notes due 5/1/2067	238,347	399,643
Junior subordinated debt securities payable	329,897	329,897
Accrued interest on debt and borrowings	9,885	11,217
Other liabilities	251,227	220,903
Total liabilities	11,781,520	11,886,235

Commitments and contingencies (Note 8)

SHAREHOLDERS' EQUITY:
Preferred shares, par value: $0.01; 50 million shares authorized;
no shares issued and outstanding	-	-
Common shares, par value: $0.01; 200 million shares authorized; (2009) 65.7 million and
(2008) 65.6 million issued	657	656
Additional paid-in capital	1,831,695	1,824,552
Accumulated other comprehensive loss, net of deferred income tax expense
of $23.0 million at 2009 and tax benefit of $16.5 million at 2008	(43,884)	(291,851)
Treasury shares, at cost; 4.9 million shares (2009) and 4.2 million shares (2008)	(441,747)	(392,329)
Retained earnings	4,198,694	3,819,327
Total shareholders' equity	5,545,415	4,960,355
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 17,326,935	$ 16,846,590

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share amounts)	2009	2008	2009	2008
	(unaudited)		(unaudited)
REVENUES:
Premiums earned	$ 956,908	$ 942,095	$ 1,889,198	$ 1,854,068
Net investment income	167,209	175,917	235,963	326,049
Net realized capital gains (losses):
Other-than-temporary impairments on fixed maturity securities	(4,936)	(5,553)	(13,210)	(6,500)
Other-than-temporary impairments on fixed maturity securities
transferred to other comprehensive income	-	-	-	-
Other net realized capital gains (losses)	28,398	(26,013)	(28,465)	(161,449)
Total net realized capital gains (losses)	23,462	(31,566)	(41,675)	(167,949)
Realized gain on debt repurchase	-	-	78,271	-
Net derivative income (expense)	21,351	2,080	1,648	(1,715)
Other income (expense)	2,389	(10,166)	(2,791)	(15,327)
Total revenues	1,171,319	1,078,360	2,160,614	1,995,126

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	566,785	604,742	1,136,690	1,150,092
Commission, brokerage, taxes and fees	229,214	244,713	455,252	471,860
Other underwriting expenses	45,337	39,728	85,472	79,972
Interest, fees and bond issue cost amortization expense	17,116	19,794	37,258	39,581
Total claims and expenses	858,452	908,977	1,714,672	1,741,505

INCOME BEFORE TAXES	312,867	169,383	445,942	253,621
Income tax expense	40,279	16,356	64,798	22,661

NET INCOME	$ 272,588	$ 153,027	$ 381,144	$ 230,960
Other comprehensive income (loss), net of tax	308,064	(169,059)	305,279	(173,050)

COMPREHENSIVE INCOME (LOSS)	$ 580,652	$ (16,032)	$ 686,423	$ 57,910

EARNINGS PER COMMON SHARE:
Basic	$ 4.44	$ 2.48	$ 6.21	$ 3.71
Diluted	$ 4.43	$ 2.46	$ 6.19	$ 3.69
Dividends declared	$ 0.48	$ 0.48	$ 0.96	$ 0.96

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.

CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share amounts)	2009	2008	2009	2008
	(unaudited)		(unaudited)
COMMON SHARES (shares outstanding):
Balance, beginning of period	61,542,089	61,895,588	61,414,027	62,863,845
Issued during the period, net	18,755	26,515	146,817	110,258
Treasury shares acquired	(707,900)	(278,300)	(707,900)	(1,330,300)
Balance, end of period	60,852,944	61,643,803	60,852,944	61,643,803

COMMON SHARES (par value):
Balance, beginning of period	$ 657	$ 655	$ 656	$ 654
Issued during the period, net	-	-	1	1
Balance, end of period	657	655	657	655

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	1,827,819	1,810,946	1,824,552	1,805,844
Share-based compensation plans	3,876	5,190	7,106	10,236
Other	-	38	37	94
Balance, end of period	1,831,695	1,816,174	1,831,695	1,816,174

ACCUMULATED OTHER COMPREHENSIVE LOSS,
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	(294,636)	159,164	(291,851)	163,155
Cumulative effect to adopt FSP FAS 115-2 (1), net of tax	(57,312)	-	(57,312)	-
Net increase (decrease) during the period	308,064	(169,059)	305,279	(173,050)
Balance, end of period	(43,884)	(9,895)	(43,884)	(9,895)

RETAINED EARNINGS:
Balance, beginning of period	3,898,343	4,004,640	3,819,327	3,956,701
Cumulative effect to adopt FSP FAS 115-2 (1), net of tax	57,312	-	57,312	-
Net income	272,588	153,027	381,144	230,960
Dividends declared ($0.48 per quarter and $0.96 year-to-date
per share in 2009 and 2008)	(29,549)	(29,676)	(59,089)	(59,670)
Balance, end of period	4,198,694	4,127,991	4,198,694	4,127,991

TREASURY SHARES AT COST:
Balance, beginning of period	(392,329)	(342,421)	(392,329)	(241,584)
Purchase of treasury shares	(49,418)	(24,901)	(49,418)	(125,738)
Balance, end of period	(441,747)	(367,322)	(441,747)	(367,322)

TOTAL SHAREHOLDERS' EQUITY, END OF PERIOD	$ 5,545,415	$ 5,567,603	$ 5,545,415	$ 5,567,603

(1) FASB Staff Position No. FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments" ("FSP FAS 115-2")

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2009	2008	2009	2008
	(unaudited)		(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 272,588	$ 153,027	$ 381,144	$ 230,960
Adjustments to reconcile net income to net cash provided by operating activities:
(Increase) decrease in premiums receivable	(44,864)	(18,227)	(59,343)	13,510
Increase in funds held by reinsureds, net	(21,004)	(17,630)	(30,785)	(26,367)
Decrease (increase) in reinsurance receivables	75,952	(24,715)	43,815	13,061
Decrease (increase) in deferred tax asset	9,228	(34,672)	54,218	(90,802)
(Decrease) increase in reserve for losses and loss adjustment expenses	(181,592)	16,026	(179,158)	66,076
(Decrease) increase in future policy benefit reserve	(2,013)	(4,540)	1,148	(7,552)
(Decrease) increase in unearned premiums	(22,387)	(81,454)	10,465	(154,415)
Change in equity adjustments in limited partnerships	(19,809)	(15,597)	53,476	(15,597)
Change in other assets and liabilities, net	52,725	(29,107)	31,812	20,331
Non-cash compensation expense	3,620	2,891	6,756	10,570
Amortization of bond premium	4,391	4,023	6,881	4,476
Amortization of underwriting discount on senior notes	48	45	94	88
Realized gain on debt repurchase	-	-	(78,271)	-
Net realized capital (gains) losses	(23,462)	31,566	41,675	167,949
Net cash provided by (used in) operating activities	103,421	(18,364)	283,927	232,288

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale, at market value	318,283	257,634	560,413	546,561
Proceeds from fixed maturities matured/called - available for sale, at fair value	-	-	5,570	-
Proceeds from fixed maturities sold - available for sale, at market value	48,701	82,737	129,658	129,947
Proceeds from fixed maturities sold - available for sale, at fair value	4,510	-	8,002	-
Proceeds from equity securities sold - available for sale, at market value	34	-	1,076	-
Proceeds from equity securities sold - available for sale, at fair value	10,591	66,936	12,239	329,234
Distributions from other invested assets	10,647	2,696	23,311	13,881
Cost of fixed maturities acquired - available for sale, at market value	(550,863)	(1,166,727)	(1,363,243)	(1,853,304)
Cost of fixed maturities acquired - available for sale, at fair value	(3,244)	-	(16,553)	-
Cost of equity securities acquired - available for sale, at market value	-	-	-	(440)
Cost of equity securities acquired - available for sale, at fair value	(10,320)	(70,856)	(19,299)	(149,381)
Cost of other invested assets acquired	(18,503)	(24,048)	(24,742)	(48,099)
Net change in short-term securities	78,140	1,006,187	791,062	964,051
Net change in unsettled securities transactions	49,629	(74,233)	53,328	(5,742)
Net cash (used in) provided by investing activities	(62,395)	80,326	160,822	(73,292)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares issued during the period, net	256	2,337	388	(239)
Purchase of treasury shares	(49,418)	(24,901)	(49,418)	(125,738)
Net cost of debt repurchase	-	-	(83,026)	-
Dividends paid to shareholders	(29,549)	(29,676)	(59,089)	(59,670)
Net cash used in financing activities	(78,711)	(52,240)	(191,145)	(185,647)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	42,737	(1,815)	13,002	1,962

Net increase (decrease) in cash	5,052	7,907	266,606	(24,689)
Cash, beginning of period	467,248	217,971	205,694	250,567
Cash, end of period	$ 472,300	$ 225,878	$ 472,300	$ 225,878

SUPPLEMENTAL CASH FLOW INFORMATION
Cash transactions:
Income taxes paid	$ 40,644	$ 67,486	$ 67,779	$ 100,704
Interest paid	$ 19,806	$ 25,136	$ 38,124	$ 39,067

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended June 30, 2009 and 2008

1. General

Everest Re Group, Ltd. (“Group”), a Bermuda company, through its subsidiaries, principally provides reinsurance and insurance in the U.S., Bermuda and international markets. As used in this document, “Company” means Group and its subsidiaries. On December 30, 2008, Group contributed Everest Reinsurance Holdings, Inc. and its subsidiaries (“Holdings”) to its recently established Irish holding company, Everest Underwriting Group (Ireland), Limited.

The unaudited consolidated financial statements of the Company for the three and six months ended June 30, 2009 and 2008 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis. Certain financial information, which is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), has been omitted since it is not required for interim reporting purposes. The year end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results for the three and six months ended June 30, 2009 and 2008 are not necessarily indicative of the results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2008, 2007 and 2006 included in the Company’s most recent Form 10-K filing.

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

In June, 2008, the FASB issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 requires nonvested restricted stock awards that contain rights to nonforfeitable dividends to be considered in the determination of earnings per share. FSP EITF 03-6-1 is effective for fiscal years beginning after December 31, 2008 and interim periods within those years. All prior period earnings per share data presented shall be adjusted retrospectively. The Company adopted FSP EITF 03-6-1 on January 1, 2009.

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

In April 2009, the FASB issued FSP No. FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with FAS No. 157 “Fair Value Measurements” (“FAS 157”) when the volume and level of activity for the asset or liability have significantly decreased and to identify circumstances that indicate a transaction is not orderly. In addition, FSP FAS 157-4 emphasizes that the objective of the fair value measurement remains the same, to arrive at a price received to sell an asset or paid to transfer a liability in an orderly transaction. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. The Company adopted FSP FAS 157-4 effective April 1, 2009. There was no impact to the Company’s financial statements as a result of adopting FAS 157-4 for the second quarter of 2009.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2”). FSP FAS 115-2 amends the other-than-temporary guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively with an adjustment to reclassify the non-credit portion of any other-than-temporary payments previously recorded through earnings to accumulated other comprehensive income. The Company adopted FSP FAS 115-2 effective April 1, 2009. Upon adoption of FSP FAS 115-2, the Company recognized a $57.3 million cumulative-effect adjustment from retained earnings, net of $8.3 million of tax.

In April 2009, the FASB issued FSP FAS 107-1 and FSP APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107 “Disclosures about Fair Value of Financial Instruments” and APB Opinion No. 28 “Interim Financial Reporting” to require complete disclosures in both the interim and annual financial reporting. FSP FAS 107-1 and APB 28-1 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. The Company adopted FSP FAS 107-1 and APB 28-1 effective April 1, 2009.

In May 2009, the FASB issued FAS 165 “Subsequent Events” (“FAS 165”). FAS 165 establishes principles and requirements for the recognition, nonrecognition and disclosure of subsequent events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FAS 165 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively.

3. Investments

The amortized cost, market value and gross unrealized appreciation and depreciation of available for sale, fixed maturity and equity security investments, carried at market value, are as follows for the periods indicated:

	At June 30, 2009
	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$ 335,200	$ 19,126	$ (3,555)	$ 350,771
Obligations of U.S. states and political subdivisions	3,775,122	130,508	(80,283)	3,825,347
Corporate securities	2,419,232	59,034	(112,306)	2,365,960
Asset-backed securities	350,206	6,936	(8,309)	348,833
Mortgage-backed securities
Commercial	478,352	2,207	(88,458)	392,101
Agency residential	1,862,356	46,894	(614)	1,908,636
Non-agency residential	196,279	150	(40,013)	156,416
Foreign government securities	1,254,153	94,659	(10,733)	1,338,079
Foreign corporate securities	1,098,708	47,352	(28,957)	1,117,103
Total fixed maturity securities	$ 11,769,608	$ 406,866	$ (373,228)	$ 11,803,246
Equity securities	$ 13,676	$ 1,880	$ -	$ 15,556

	At December 31, 2008
	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$ 354,195	$ 55,186	$ (663)	$ 408,718
Obligations of U.S. states and political subdivisions	3,846,754	113,885	(164,921)	3,795,718
Corporate securities	2,408,978	60,898	(198,479)	2,271,397
Asset-backed securities	281,808	654	(29,213)	253,249
Mortgage-backed securities
Commercial	440,833	-	(90,108)	350,725
Agency residential	1,334,042	26,331	(502)	1,359,871
Non-agency residential	213,484	-	(45,688)	167,796
Foreign government securities	1,087,731	117,973	(23,598)	1,182,106
Foreign corporate securities	964,251	56,813	(51,032)	970,032
Total fixed maturity securities	$ 10,932,076	$ 431,740	$ (604,204)	$ 10,759,612
Equity securities	$ 14,915	$ 1,985	$ -	$ 16,900

In accordance with FSP FAS 115-2, the Company reclassified previously other-than-temporary impairments from retained earnings into accumulated other comprehensive income. The pre-tax amount of the reclassification was $65.7 million with $65.4 million related to corporate securities and $0.3 million related to foreign corporate securities. At June 30, 2009, the cumulative unrealized depreciation on these securities had improved and the remaining unrealized depreciation for the corporate securities was $27.2 million and the foreign securities were virtually at amortized cost.

The amortized cost and market value of fixed maturities are shown in the following table by contractual maturity. Mortgage-backed securities generally are more likely to be prepaid than other fixed maturities. As the stated maturity of such securities may not be indicative of actual maturities, the totals for mortgage and asset backed securities are shown separately.

	At June 30, 2009
	Amortized	Market
(Dollars in thousands)	Cost	Value
Fixed maturity securities – available for sale
Due in one year or less	$ 557,880	$ 559,891
Due after one year through five years	2,740,357	2,824,356
Due after five years through ten years	2,342,489	2,380,162
Due after ten years	3,241,689	3,232,851
Asset-backed securities	350,206	348,833
Mortgage-backed securities
Commercial	478,352	392,101
Agency residential	1,862,356	1,908,636
Non-agency residential	196,279	156,416
Total fixed maturity securities	$ 11,769,608	$ 11,803,246

The changes in net unrealized appreciation (depreciation) for the Company’s investments are derived from the following sources for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2009	2008	2009	2008
Increase (decrease) during the period between the market value and cost of investments carried at market value, and deferred taxes thereon:
Fixed maturity securities	$ 197,599	$ (185,590)	$ 271,759	$ (214,652)
Fixed maturity securities FAS 115-2 adjustment	(65,658)	-	(65,658)	-
Equity securities	139	(501)	(105)	(118)
Other invested assets	3,868	907	2,227	(891)
Change in unrealized appreciation (depreciation), pre-tax	135,948	(185,184)	208,223	(215,661)
Deferred tax (expense) benefit	(16,359)	40,719	(41,686)	50,675
Deferred tax benefit FAS 115-2 adjustment	8,346	-	8,346	-
Change in unrealized appreciation (depreciation),
net of deferred taxes, included in shareholders’ equity	$ 127,935	$ (144,465)	$ 174,883	$ (164,986)

The Company frequently reviews its investment portfolio for declines in market value and focuses its attention on securities whose fair value has fallen below 80% of their amortized value at the time of review. The Company then assesses whether the decline in value is temporary or other-than-temporary. In making its assessment, the Company evaluates the current market and interest rate environment as well as specific issuer information. Generally, a change in a security’s value caused by a change in the market or interest rate environment does not constitute an other-than-temporary impairment, but rather a temporary decline in market value. Temporary declines in market value are recorded as unrealized losses in accumulated other comprehensive income. If the Company determines that the decline is other-than-temporary and the Company does not have the intent to sell the security; and it is more likely than not the Company will not have to sell the security before recovery of its cost basis, the carrying value of the investment is written down to fair value. The fair value adjustment that is credit related is recorded in net realized capital gains (losses) in the Company’s consolidated statements of operations and comprehensive income. The fair value adjustment that is non-credit related is recorded as a component of other comprehensive income, net of tax, and is included in accumulated other comprehensive income in the Company’s consolidated balance sheets. The Company’s assessments are based on the issuers current and expected future financial position, timeliness with respect to interest and/or principal payments, speed of repayments and any applicable credit enhancements or breakeven constant default rates on mortgage and asset backed securities, as well as relevant information provided by rating agencies, investment advisors and analysts.

The tables below display the aggregate market value and gross unrealized depreciation of fixed maturity securities, by security type and maturity type, in each case subdivided according to length of time that individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration by security type of unrealized loss at June 30, 2009
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$ 113,934	$ (3,504)	$ 2,076	$ (51)	$ 116,010	$ (3,555)
Obligations of U.S. states and political subdivisions	391,227	(18,984)	696,387	(61,299)	1,087,614	(80,283)
Corporate securities	194,023	(13,144)	815,400	(99,162)	1,009,423	(112,306)
Asset-backed securities	6,685	(76)	60,523	(8,233)	67,208	(8,309)
Mortgage-backed securities
Commercial	8,675	(212)	334,232	(88,246)	342,907	(88,458)
Agency residential	35,850	(500)	11,903	(114)	47,753	(614)
Non-agency residential	180	-	155,106	(40,013)	155,286	(40,013)
Foreign government securities	143,113	(4,365)	80,802	(6,368)	223,915	(10,733)
Foreign corporate securities	177,261	(12,569)	215,059	(16,388)	392,320	(28,957)
Total fixed maturity securities	$ 1,070,948	$ (53,354)	$ 2,371,488	$ (319,874)	$ 3,442,436	$ (373,228)

	Duration by maturity of unrealized loss at June 30, 2009
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities
Due in one year or less	$ 95,238	$ (9,163)	$ 101,806	$ (3,120)	$ 197,044	$ (12,283)
Due in one year through
five years	313,768	(9,015)	304,464	(34,763)	618,232	(43,778)
Due in five years through
ten years	143,199	(5,431)	534,137	(46,099)	677,336	(51,530)
Due after ten years	467,353	(28,957)	869,317	(99,286)	1,336,670	(128,243)
Asset-backed securities	6,685	(76)	60,523	(8,233)	67,208	(8,309)
Mortgage-backed securities	44,705	(712)	501,241	(128,373)	545,946	(129,085)
Total fixed maturity securities	$ 1,070,948	$ (53,354)	$ 2,371,488	$ (319,874)	$ 3,442,436	$ (373,228)

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position as of June 30, 2009 were $3,442.4 million and $373.2 million, respectively. There were no unrealized losses on a single security that exceeded 0.20% of the market value of the fixed maturities at June 30, 2009. In addition, there was no significant concentration of unrealized losses in any one market sector. The $53.4 million of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were generally comprised of highly rated government, municipal, corporate bonds and mortgage-backed securities. Of these unrealized losses, $51.6 million were related to securities that were rated investment grade or better by at least one nationally recognized statistical rating organization. The $319.9 million of unrealized losses related to fixed maturity securities in an unrealized loss position for more than one year also related primarily to highly rated government, municipal, corporate bonds and mortgage-backed securities. Of these unrealized losses, $264.6 million related to securities that were rated investment grade or better by at least one nationally recognized statistical rating organization. The non-investment grade securities with unrealized losses are mainly comprised of non-credit other-than-

temporary impaired securities and non-agency residential mortgage-backed securities. In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations. The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments. Unrealized losses have decreased since year end as a result of improved conditions in the overall financial market.

The Company, given the size of its investment portfolio and capital position, does not have the intent to sell these securities; and it is more likely than not the Company will not have to sell the security before recovery of its cost basis. In addition, all securities currently in an unrealized loss position are current with respect to principal and interest payments.

The tables below display the aggregate market value and gross unrealized depreciation of fixed maturity securities, by security type and maturity type, in each case subdivided according to the length of time that individual securities had been in a continuous unrealized loss position for the period indicated:

	Duration by security type of unrealized loss at December 31, 2008
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$ 5,686	$ (663)	$ -	$ -	$ 5,686	$ (663)
Obligations of U.S. states and political subdivisions	1,471,807	(146,293)	176,555	(18,628)	1,648,362	(164,921)
Corporate securities	746,163	(98,335)	781,367	(100,144)	1,527,530	(198,479)
Asset-backed securities	114,873	(9,251)	92,593	(19,962)	207,466	(29,213)
Mortgage-backed securities
Commercial	171,692	(36,451)	179,033	(53,657)	350,725	(90,108)
Agency residential	32,407	(394)	22,182	(108)	54,589	(502)
Non-agency residential	65,523	(16,565)	101,879	(29,123)	167,402	(45,688)
Foreign government securities	139,077	(18,613)	27,164	(4,985)	166,241	(23,598)
Foreign corporate securities	246,915	(26,174)	186,916	(24,858)	433,831	(51,032)
Total fixed maturity securities	$ 2,994,143	$ (352,739)	$ 1,567,689	$ (251,465)	$ 4,561,832	$ (604,204)

	Duration by maturity of unrealized loss at December 31, 2008
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities
Due in one year or less	$ 116,392	$ (9,948)	$ 137,344	$ (6,636)	$ 253,736	$ (16,584)
Due in one year through
five years	531,986	(38,797)	385,620	(36,183)	917,606	(74,980)
Due in five years through
ten years	428,670	(46,694)	348,062	(49,378)	776,732	(96,072)
Due after ten years	1,532,600	(194,639)	300,976	(56,418)	1,833,576	(251,057)
Asset-backed securities	114,873	(9,251)	92,593	(19,962)	207,466	(29,213)
Mortgage-backed securities	269,622	(53,410)	303,094	(82,888)	572,716	(136,298)
Total fixed maturity securities	$ 2,994,143	$ (352,739)	$ 1,567,689	$ (251,465)	$ 4,561,832	$ (604,204)

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

The components of net investment income are presented in the table below for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2009	2008	2009	2008
Fixed maturity securities	$ 144,333	$ 133,233	$ 288,955	$ 261,594
Equity securities	730	6,880	1,426	12,230
Short-term investments and cash	1,682	12,121	5,243	34,726
Other invested assets
Limited partnerships	20,267	25,088	(52,679)	20,000
Other	261	291	1,035	1,752
Total gross investment income	167,273	177,613	243,980	330,302
Interest credited and other expense	(64)	(1,696)	(8,017)	(4,253)
Total net investment income	$ 167,209	$ 175,917	$ 235,963	$ 326,049

The Company reports results from limited partnership investments on the equity basis of accounting with changes in value reported through net investment income. Due to the timing of receiving financial information from these partnerships, the results are generally reported on a one month or quarter lag. If the Company determines there has been a significant decline in value of a limited partnership during this lag period, a loss will be recorded in the period in which the Company indentifies the decline.

The Company had contractual commitments to invest up to an additional $239.4 million in limited partnerships at June 30, 2009. These commitments will be funded when called in accordance with the partnership agreements, which have investment periods that expire, unless extended, through 2014.

The components of net realized capital losses are presented in the table below for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2009	2008	2009	2008
Fixed maturity securities, market value:
Other-than-temporary impairments	$ (4,936)	$ (5,553)	$ (13,210)	$ (6,500)
Gains (losses) from sales	3,313	(435)	(36,281)	(525)
Fixed maturity securities, fair value:
Gains from sales	133	-	229	-
Gains from fair value adjustments	2,010	-	1,968	-
Equity securities, market value:
Gains from sales	-	-	47	-
Equity securities, fair value:
Gains (losses) from sales	5,631	3,020	5,182	(10,916)
Gains (losses) from fair value adjustments	17,296	(28,573)	373	(150,034)
Short-term investments gains (losses)	15	(25)	17	26
Total net realized capital gains (losses)	$ 23,462	$ (31,566)	$ (41,675)	$ (167,949)

Proceeds from sales of fixed maturity securities for the three months ended June 30, 2009 and 2008 were $53.2 million and $82.7 million, respectively. Gross gains of $5.6 million and $0.5 million and gross losses of $2.0 million and $0.9 million were realized on those fixed maturity securities sales for the three months ended June 30, 2009 and 2008, respectively. Proceeds from sales of equity securities for the three months ended June 30, 2009 and 2008 were $10.6 million and $66.9 million, respectively. Gross gains of $5.7 million and $4.9 million and gross losses of $0.0 million and $1.9 million were realized on those equity sales for the three months ended June 30, 2009 and 2008, respectively.

Proceeds from sales of fixed maturity securities for the six months ended June 30, 2009 and 2008 were $137.7 million and $129.9 million, respectively. Gross gains of $8.3 million and $1.9 million and gross losses of $44.3 million and $2.4 million were realized on those fixed maturity securities sales for the six months ended June 30, 2009 and 2008, respectively. Proceeds from sales of equity securities for the six months ended June 30, 2009 and 2008 were $13.3 million and $329.2 million, respectively. Gross gains of $5.9 million and $7.6 million and gross losses of $0.7 million and $18.5 million were realized on those equity sales for the six months ended June 30, 2009 and 2008, respectively.

Included in net realized capital losses was $4.9 million and $5.6 million for the three months ended June 30, 2009 and 2008, respectively, and $13.2 million and $6.5 million for the six months ended June 30, 2009 and 2008, respectively, of write-downs in the value of securities deemed to be impaired on an other-than-temporary basis.

At June 30, 2009, the Company had no other-than-temporary impaired securities where the impairment had both a credit and non-credit component.

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

The Company sold six equity index put options based on the Standard & Poor’s 500 (“S&P 500”) index for total consideration, net of commissions, of $22.5 million. At June 30, 2009, fair value for these equity put options was $52.1 million. These contracts each have a single exercise date, with maturities ranging from 12 to 30 years and strike prices ranging from $1,141.21 to $1,540.63. No amounts will be payable under these contracts if the S&P 500 index is at or above the strike prices on the exercise dates, which fall between June 2017 and March 2031. If the S&P 500 index is lower than the strike price on the applicable exercise date, the amount due would vary proportionately with the percentage by which the index is below the strike price. Based on historical index volatilities and trends and the June 30, 2009 index value, the Company estimates the probability for each contract of the S&P 500 index falling below the strike price on the exercise date to be less than 52%. The theoretical maximum payouts under the contracts would occur if on each of the exercise dates the S&P 500 index value were zero. At June 30, 2009, the present value of these theoretical maximum payouts using a 6% discount factor was $246.6 million.

The Company sold one equity index put option based on the FTSE 100 index for total consideration, net of commissions, of $6.7 million. At June 30, 2009, fair value for this equity put option was $6.8 million. This contract has an exercise date of July 2020 and a strike price of £5,989.75. No amount will be payable under this contract if the FTSE 100 index is at or above the strike price on the exercise date. If the FTSE 100 index is lower than the strike price on the exercise date, the amount due will vary proportionately with the percentage by which the index is below the strike price. Based on historical index volatilities and trends and the June 30, 2009 index value, the Company estimates the probability that the FTSE 100 index contract will fall below the strike price on the exercise date to be less than 55%. The theoretical maximum payout under the contract would occur if on the exercise date the FTSE 100 index value was zero. At June 30, 2009, the present value of the theoretical maximum payout using a 6% discount factor and current exchange rate was $28.3 million.

The fair value of the equity put options can be found in the Company’s balance sheet as follows:

Fair Value
(Dollars in thousands)	June 30, 2009		December 31, 2008
Derivatives not designated as hedging	Balance Sheet		Balance Sheet
instruments under Statement 133	Location	Fair Value	Location	Fair Value
Equity contracts	Other liabilities	$ 58,905	Other liabilities	$ 60,552
Total		$ 58,905		$ 60,552

The loss on the equity index put options can be found in the Company’s statement of operations and comprehensive income as follows:

(Dollars in thousands)		Amount of gain/(loss) recognized in income on derivatives
		For the Three Months Ended		For the Six Months Ended
Derivatives not designated as hedging	Location of gain (loss) recognized	June 30,		June 30,
instruments under Statement 133	in income of derivative	2009	2008	2009	2008
Equity contracts	Net derivative gain (loss)	$ 21,351	$ 2,080	$ 1,648	$ (1,715)
Total		$ 21,351	$ 2,080	$ 1,648	$ (1,715)

The Company’s derivative (equity index put options) contracts contain provisions that require collateralization of the fair value, as calculated by the counterparty, above a specified threshold, which are based on the Company’s financial strength ratings (Moody’s) and/or debt ratings (Standard & Poor’s). The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on June 30, 2009, was $58.9 million for which the Company had posted collateral of $27.9 million. If on June 30, 2009, the Company’s ratings were such that the collateral threshold was zero, the Company would be required to post an additional $60.0 million.

5. Fair Value

The Company records fair value re-measurements as net realized capital gains or losses in the consolidated statements of operations and comprehensive income. The Company recorded $19.3 million and $2.3 million in net realized capital gains due to fair value re-measurement on fixed maturity securities and equity securities at fair value for the three and six months ended June 30, 2009, respectively. The Company recorded $28.6 million and $150.0 million in net realized capital losses due to fair value re-measurement on fixed maturity securities and equity securities at fair value for the three and six months ended June 30, 2008, respectively.

The Company’s fixed maturity and equity securities are managed by third party investment asset managers. The investment asset managers obtain prices from nationally recognized pricing services. These services seek to utilize market data and observations in their evaluation process. They use pricing applications that vary by asset class and incorporate available market information and when fixed maturity securities do not trade on a daily basis the services will apply available information through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing. In addition, they use model processes, such as the Option Adjusted Spread model to develop prepayment and interest rate scenarios for securities that have prepayment features.

In limited instances where prices are not provided by pricing services or in rare instances when a manager may not agree with the pricing service, price quotes on a non-binding basis are obtained from investment brokers. The investment asset managers do not make any changes to prices received from either the pricing services or the investment brokers. In addition, the investment asset managers have procedures in place to review the reasonableness of the prices from the service providers and may request verification of the prices. In addition, the Company tests the prices on a random basis to an independent pricing source. In limited situations, where financial markets are inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value. The Company made no such adjustments at June 30, 2009.

Fixed maturity securities are categorized as Level 2, Significant Other Observable Inputs, since a particular security may not have traded but the pricing services are able to use valuation models with observable market inputs such as interest rate yield curves and prices for similar fixed maturity securities in terms of issuer, maturity and seniority. Valuations that are derived from techniques in which one or more of the significant inputs are unobservable (including assumptions about risk) are categorized as Level 3, Significant Unobservable Inputs. These securities include broker priced securities and valuation of less liquid securities such as commercial mortgage-backed securities and the Company’s equity index put options.

Equity securities in U.S. denominated currency are categorized as Level 1, Quoted Prices in Active Markets for Identical Assets, since the securities are actively traded on an exchange and prices are based on quoted prices from the exchange. Equity securities traded on foreign exchanges are categorized as Level 2 due to potential foreign exchange adjustments to fair or market value.

The Company sold seven equity index put options which meet the definition of a derivative under FAS 133. The Company’s position in these contracts is unhedged. The Company recorded the change in fair value of $21.4 million and $1.6 million as net derivative income for the three and six months ended June 30, 2009, respectively, in the consolidated statements of operations and comprehensive income (loss). The Company recorded the change in fair value of $2.1 million as net derivative income for the three months ended June 30, 2008 and $1.7 million as net derivative expense for the six months ended June 30, 2008 in the consolidated statements of operations and comprehensive income (loss).

The fair value was calculated using an industry accepted option pricing model, Black-Scholes, which used the following assumptions:

At June 30, 2009
Contract
	Contracts	based on
	based on	FTSE 100
	S & P 500 Index	Index
Equity index	$ 919.3	£ 4,249.2
Interest rate	5.28% to 6.18%	5.86%
Time to maturity	7.9 to 21.8 yrs	11.1 yrs
Volatility	22.6% to 24.9%	26.1%

The following tables present the fair value measurement levels for all assets and liabilities, which the Company has recorded at fair value as of the periods indicated:

Fair Value Measurement Using:
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	June 30, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value	$ 11,803,246	$ -	$ 11,787,772	$ 15,474
Fixed maturities, fair value	48,269	-	48,269	-
Equity securities, market value	15,556	15,556	-	-
Equity securities, fair value	132,443	129,191	3,252	-

Liabilities:
Equity put options	$ 58,905	$ -	$ -	$ 58,905

Fair Value Measurement Using:
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	December 31, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value	$ 10,759,612	$ -	$ 10,466,005	$ 293,607
Fixed maturities, fair value	43,090	-	43,090	-
Equity securities, market value	16,900	16,900	-	-
Equity securities, fair value	119,829	119,104	725	-

Liabilities:
Equity put options	$ 60,552	$ -	$ -	$ 60,552

The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs for fixed maturity investments, for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2009	2008	2009	2008
Assets:
Balance, beginning of period	$ 89,537	$ 52,598	$ 293,607	$ 267,978
Total gains or (losses) (realized/unrealized)
Included in earnings (or changes in net assets)	(169)	(1,986)	(141)	(2,314)
Included in other comprehensive income	(3,739)	353	376	(587)
Purchases, issuances and settlements	(199)	7,168	(296)	325
Transfers in and/or (out) of Level 3	(69,956)	(32,485)	(278,072)	(239,754)
Balance, end of period	$ 15,474	$ 25,648	$ 15,474	$ 25,648

The amount of total gains or losses for the period included in earnings
(or changes in net assets) attributable to the change in unrealized
gains or losses relating to assets still held at the reporting date	$ -	$ (6,113)	$ (816)	$ (6,500)

The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs for equity index put options for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2009	2008	2009	2008
Liabilities:
Balance, beginning of period	$ 80,255	$ 43,448	$ 60,552	$ 39,653
Total (gains) or losses (realized/unrealized)
Included in earnings (or changes in net assets)	(21,351)	(2,080)	(1,648)	1,715
Included in other comprehensive income	-	-	-	-
Purchases, issuances and settlements	-	-	-	-
Transfers in and/or (out) of Level 3	-	-	-	-
Balance, end of period	$ 58,905	$ 41,368	$ 58,905	$ 41,368

The amount of total gains or losses for the period included in earnings
(or changes in net assets) attributable to the change in unrealized
gains or losses relating to liabilities still held at the reporting date	$ -	$ -	$ -	$ -

(Some amounts may not reconcile due to rounding.)

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

7. Earnings Per Common Share

Net income per common share has been computed as per below, based upon weighted average common basic and dilutive shares outstanding.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share amounts)	2009	2008	2009	2008
Net Income per share:
Numerator
Net Income	$ 272,588	$ 153,027	$ 381,144	$ 230,960
Less: dividends declared-common shares and nonvested common shares	(29,549)	(29,675)	(59,088)	(59,670)
Undistributed earnings	243,039	123,352	322,056	171,290
Percentage allocated to common shareholders (1)	99.6%	99.8%	99.7%	99.7%
	242,142	123,051	320,995	170,776
Add: dividends declared-common shareholders	29,438	29,602	58,871	59,469
Numerator for basic and diluted earnings per common share	$ 271,580	$ 152,653	$ 379,866	$ 230,245

Denominator
Denominator for basic earnings per weighted-average common shares	61,118	61,658	61,206	62,018
Effect of dilutive securities:
Options	147	322	143	357
Denominator for diluted earnings per adjusted weighted average common shares	61,265	61,980	61,349	62,375

Per common share net income
Basic	$ 4.44	$ 2.48	$ 6.21	$ 3.71
Diluted	$ 4.43	$ 2.46	$ 6.19	$ 3.69

(1) Basic weighted-average common shares outstanding	61,118	61,658	61,206	62,018
Basic weighted-average common shares outstanding and nonvested common shares expected to invest	61,345	61,808	61,408	62,205
Percentage allocated to common shareholders	99.6%	99.8%	99.7%	99.7%

Options to purchase 1,980,970 and 1,994,176 common shares for the three and six months ended June 30, 2009, at prices ranging from $70.82 to $99.98 per share were outstanding but were not included in the computation of earnings per diluted share as the options’ exercise prices were greater than the average market price of the common shares for the relevant period. Options to purchase 922,950 and 917,950 common shares for the three and six months ended June 30, 2008, respectively, at prices ranging from $91.41 to $99.98 per share were outstanding but were not included in the computation of earnings per diluted share as the options’ exercise prices were greater than the average market price of the common shares for the relevant period. All outstanding options expire on or between February 23, 2010 and May 13, 2019.

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

In 1993 and prior, the Company had a business arrangement with The Prudential Insurance Company of America (“The Prudential”) wherein, for a fee, the Company accepted settled claim payment obligations of certain property and casualty insurers, and, concurrently, became the owner of the annuity or assignee of the annuity proceeds funded by the property and casualty insurers specifically to fulfill these fully settled obligations. In these circumstances, the Company would be liable if The Prudential, which has an A+ (Superior) financial strength rating from A.M. Best Company (“A.M. Best”), was unable to make the annuity payments. The estimated cost to replace all such annuities for which the Company was contingently liable at June 30, 2009 and December 31, 2008 was $153.0 million and $152.1 million, respectively.

Prior to its 1995 initial public offering, the Company purchased annuities from an unaffiliated life insurance company with an A+ (Superior) financial strength rating from A.M. Best to settle certain claim liabilities of the company. Should the life insurance company become unable to make the annuity payments, the Company would be liable for those claim liabilities. The estimated cost to replace such annuities at June 30, 2009 and December 31, 2008, was $23.6 million and $23.1 million, respectively.

9. Other Comprehensive Income (Loss)

The following table presents the components of other comprehensive income (loss) in the consolidated statements of operations and comprehensive income for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2009	2008	2009	2008
Unrealized appreciation (depreciation) ("URA(D)") of investments (1)
URA(D) of investments	$ 201,606	$ (185,184)	$ 273,881	$ (215,661)
Tax (expense) benefit	(16,359)	40,719	(41,686)	50,675
URA(D), net of tax	185,247	(144,465)	232,195	(164,986)

Foreign currency translation adjustments	137,186	(28,707)	77,393	(8,965)
Tax (expense) benefit	(16,037)	3,479	(5,977)	267
Net foreign currency translation adjustments	121,149	(25,228)	71,416	(8,698)

Pension adjustment	1,899	975	1,899	975
Tax expense	(232)	(341)	(232)	(341)
Net pension adjustment	1,668	634	1,668	634

Other comprehensive income (loss), net of deferred taxes	$ 308,064	$ (169,059)	$ 305,279	$ (173,050)

(1)	The following are the components of URA(D) of investments:

		Three Months Ended		Six Months Ended
		June 30,		June 30,
	(Dollars in thousands)	2009	2008	2009	2008
	URA(D) of investments - temporary	$ 180,207	$ (185,184)	$ 252,482	$ (215,661)
	Tax (expense) benefit	(13,061)	40,719	(38,388)	50,675
	Net URA(D) of investments - temporary	$ 167,146	$ (144,465)	$ 214,094	$ (164,986)

	URA(D) of investments - credit OTTI	$ 6,941	$ -	$ 6,941	$ -
	Tax (expense) benefit	(1,339)	-	(1,339)	-
	Net URA(D) of investments - credit OTTI	$ 5,602	$ -	$ 5,602	$ -

	URA(D) of investments - non-credit OTTI	$ 14,458	$ -	$ 14,458	$ -
	Tax (expense) benefit	(1,959)	-	(1,959)	-
	Net URA(D) of investments - non-credit OTTI	$ 12,499	$ -	$ 12,499	$ -

The following table presents the components of accumulated other comprehensive loss, net of tax, in the consolidated balance sheets for the periods indicated:

	June 30,	December 31,
(Dollars in thousands)	2009	2008
Unrealized appreciation (depreciation) on investments, net of deferred taxes
Temporary	$ 30,530	$ (163,359)
Credit, other-than-temporary impairments	5,602	-
Non-credit, other-than-temporary impairments	(24,608)	-
Total unrealized appreciation (depreciation) on investments, net of deferred taxes	11,524	(163,359)
Foreign currency translation adjustments, net of deferred taxes	(25,355)	(96,771)
Pension adjustments, net of deferred taxes	(30,053)	(31,721)
Accumulated other comprehensive income	$ (43,884)	$ (291,851)

10. Credit Line

Effective July 27, 2007, Group, Everest Reinsurance (Bermuda), Ltd. (“Bermuda Re”) and Everest International Reinsurance, Ltd. (“Everest International”) entered into a five year, $850.0 million senior credit facility with a syndicate of lenders referred to as the “Group Credit Facility”. Wachovia Bank, a subsidiary of Wells Fargo Corporation (“Wachovia Bank”) is the administrative agent for the Group Credit Facility, which consists of two tranches. Tranche one provides up to $350.0 million of unsecured revolving credit for liquidity and general corporate purposes, and for the issuance of unsecured standby letters of credit. The interest on the revolving loans shall, at the Company’s option, be either (1) the Base Rate (as defined below) or (2) an adjusted London Interbank Offered Rate (“LIBOR”) plus a margin. The Base Rate is the higher of (a) the prime commercial lending rate established by Wachovia Bank or (b) the Federal Funds Rate plus 0.5% per annum. The amount of margin and the fees payable for the Group Credit Facility depends on Group’s senior unsecured debt rating. Tranche two exclusively provides up to $500.0 million for the issuance of standby letters of credit on a collateralized basis.

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth. Minimum net worth is an amount equal to the sum of $3,575.4 million plus 25% of consolidated net income for each of Group’s fiscal quarters, for which statements are available ending on or after January 1, 2007 and for which consolidated net income is positive, plus 25% of any increase in consolidated net worth during such period attributable to the issuance of ordinary and preferred shares, which at June 30, 2009, was $3,953.5 million. As of June 30, 2009, the Company was in compliance with all Group Credit Facility covenants.

At June 30, 2009, there were outstanding letters of credit of $5.7 million and $338.5 million under tranche one and tranche two of the Group Credit Facility, respectively. At December 31, 2008, there were no outstanding letters of credit under tranche one and $411.9 million under tranche two of the Group Credit Facility.

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

The Holdings Credit Facility requires Holdings to maintain a debt to capital ratio of not greater than 0.35 to 1 and Everest Reinsurance Company (“Everest Re”) to maintain its statutory surplus at $1.5 billion plus 25% of future aggregate net income and 25% of future aggregate capital contributions after December 31, 2005, which at June 30, 2009, was $1,860.5 million. As of June 30, 2009, Holdings was in compliance with all Holdings Credit Facility covenants.

At June 30, 2009 and December 31, 2008, there were outstanding letters of credit of $28.0 million under the Holdings Credit Facility.

Costs incurred in connection with the Group Credit Facility and the Holdings Credit Facility were $0.3 million for the three months ended June 30, 2009 and 2008 and $0.7 million for the six months ended June 30, 2009 and 2008.

11. Letters of Credit

The Company has arrangements available for the issuance of letters of credit, which letters are generally collateralized by the Company’s cash and investments. The Company’s agreement with Citibank is a bilateral letter of credit agreement only. The Company’s other facility, the Wachovia Group Credit Facility, involves a syndicate of lenders (see Note 10 of the Group Credit Facility), with Wachovia acting as administrative agent. The Citibank Holdings Credit Facility involves a syndicate of lenders (see Note 10 of the Holdings Credit Facility), with Citibank acting as administrative agent. At June 30, 2009 and December 31, 2008, letters of credit for $547.8 million and $589.0 million, respectively, were issued and outstanding. The letters of credit collateralize reinsurance obligations of the Company’s non-U.S. operations. The following table summarizes the Company’s letters of credit as of June 30, 2009.

(Dollars in thousands)
Bank		Commitment	In Use	Date of Expiry
Citibank Bilateral Letter of Credit Agreement		$ 300,000	$ 56,900	12/31/2009
			38,719	1/31/2010
			29,022	12/31/2011
			50,982	12/31/2012
Total Citibank Bilateral Agreement		$ 300,000	$ 175,623

Citibank Holdings Credit Facility		$ 150,000	$ 27,959	12/31/2009
Total Citibank Holdings Credit Facility		$ 150,000	$ 27,959

Wachovia Group Credit Facility	Tranche One	$ 350,000	$ 5,709	12/31/2009
	Tranche Two	500,000	338,459	12/31/2009
Total Wachovia Group Credit Facility		$ 850,000	$ 344,168

Total Letters of Credit		$ 1,300,000	$ 547,750

12. Trust Agreements

Certain subsidiaries of Group, principally Bermuda Re, a Bermuda insurance company and direct subsidiary of Group, have established trust agreements, which effectively use the Company’s investments as collateral, as security for assumed losses payable to certain non-affiliated ceding companies. At June 30, 2009, the total amount on deposit in trust accounts was $91.7 million.

13. Senior Notes

On October 12, 2004, Holdings completed a public offering of $250.0 million principal amount of 5.40% senior notes due October 15, 2014. On March 14, 2000, Holdings completed a public offering of $200.0 million principal amount of 8.75% senior notes due March 15, 2010.

Interest expense incurred in connection with these senior notes was $7.8 million for the three months ended June 30, 2009 and 2008, and $15.6 million for the six months ended June 30, 2009 and 2008. Market value, which is based on quoted market price at June 30, 2009 and December 31, 2008, was $247.8 million and $186.2 million, respectively, for the 5.40% senior notes and $208.4 million and $156.8 million, respectively, for the 8.75% senior notes.

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

Interest expense incurred in connection with these long term notes was $3.9 million and $6.6 million for the three months ended June 30, 2009 and 2008, respectively, and $10.4 million and $13.2 million for the six months ended June 30, 2009 and 2008, respectively. Market value, which is based on quoted market price at June 30, 2009 and December 31, 2008, was $157.4 million on outstanding 6.6% long term subordinated notes of $238.6 million and $168.0 million on outstanding 6.6% long term subordinated notes of $399.6 million, respectively.

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

Fair value, which is primarily based on the quoted market price of the related trust preferred securities at June 30, 2009 and December 31, 2008, was $264.6 million and $222.2 million, respectively, for the 6.20% junior subordinated debt securities.

Interest expense incurred in connection with these junior subordinated notes was $5.1 million for the three months ended June 30, 2009 and 2008, and $10.2 million for the six months ended June 30, 2009 and 2008.

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

The following tables present the underwriting results for the operating segments for the periods indicated:

	Three Months Ended		Six Months Ended
U.S. Reinsurance	June 30,		June 30,
(Dollars in thousands)	2009	2008	2009	2008
Gross written premiums	$ 266,151	$ 200,348	$ 530,482	$ 434,067
Net written premiums	266,306	198,079	526,806	427,952

Premiums earned	$ 295,891	$ 238,084	$ 559,048	$ 527,368
Incurred losses and LAE	158,905	116,736	296,690	293,598
Commission and brokerage	70,073	70,101	135,412	150,367
Other underwriting expenses	8,023	6,850	15,585	15,660
Underwriting gain	$ 58,890	$ 44,397	$ 111,361	$ 67,743

	Three Months Ended		Six Months Ended
U.S. Insurance	June 30,		June 30,
(Dollars in thousands)	2009	2008	2009	2008
Gross written premiums	$ 213,511	$ 190,977	$ 418,228	$ 401,437
Net written premiums	169,054	153,892	351,495	330,488

Premiums earned	$ 168,617	$ 181,199	$ 334,637	$ 375,713
Incurred losses and LAE	120,324	193,505	236,347	327,444
Commission and brokerage	33,179	39,351	64,699	74,719
Other underwriting expenses	19,152	15,900	36,433	30,242
Underwriting loss	$ (4,038)	$ (67,557)	$ (2,842)	$ (56,692)

	Three Months Ended		Six Months Ended
Specialty Underwriting	June 30,		June 30,
(Dollars in thousands)	2009	2008	2009	2008
Gross written premiums	$ 57,188	$ 84,202	$ 116,111	$ 139,113
Net written premiums	55,746	83,006	113,713	137,277

Premiums earned	$ 54,916	$ 78,855	$ 118,050	$ 131,140
Incurred losses and LAE	42,675	41,538	82,716	69,887
Commission and brokerage	14,913	19,646	33,495	36,040
Other underwriting expenses	1,999	1,834	3,844	4,245
Underwriting (loss) gain	$ (4,671)	$ 15,837	$ (2,005)	$ 20,968

	Three Months Ended		Six Months Ended
International	June 30,		June 30,
(Dollars in thousands)	2009	2008	2009	2008
Gross written premiums	$ 274,253	$ 218,984	$ 525,003	$ 405,362
Net written premiums	272,902	218,901	523,629	405,187

Premiums earned	$ 254,341	$ 213,990	$ 508,855	$ 404,958
Incurred losses and LAE	133,538	133,261	288,879	243,007
Commission and brokerage	62,965	55,810	129,302	102,120
Other underwriting expenses	5,684	4,747	10,304	9,801
Underwriting gain	$ 52,154	$ 20,172	$ 80,370	$ 50,030

	Three Months Ended		Six Months Ended
Bermuda	June 30,		June 30,
(Dollars in thousands)	2009	2008	2009	2008
Gross written premiums	$ 162,718	$ 210,812	$ 381,782	$ 402,846
Net written premiums	162,738	210,878	381,849	402,515

Premiums earned	$ 183,143	$ 229,967	$ 368,608	$ 414,889
Incurred losses and LAE	111,343	119,702	232,058	216,156
Commission and brokerage	48,084	59,805	92,344	108,614
Other underwriting expenses	6,112	5,827	11,159	12,614
Underwriting gain	$ 17,604	$ 44,633	$ 33,047	$ 77,505

The following table reconciles the underwriting results for the operating segments to income before taxes as reported in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2009	2008	2009	2008
Underwriting gain	$ 119,939	$ 57,482	$ 219,931	$ 159,554
Net investment income	167,209	175,917	235,963	326,049
Net realized capital gains (losses)	23,462	(31,566)	(41,675)	(167,949)
Realized gain on debt repurchase	-	-	78,271	-
Net derivative income (expense)	21,351	2,080	1,648	(1,715)
Corporate expenses	(4,367)	(4,570)	(8,147)	(7,410)
Interest, fee and bond issue cost amortization expense	(17,116)	(19,794)	(37,258)	(39,581)
Other income (expense)	2,389	(10,166)	(2,791)	(15,327)
Income before taxes	$ 312,867	$ 169,383	$ 445,942	$ 253,621

The Company produces business in the U.S., Bermuda and internationally. The net income deriving from and assets residing in the individual foreign countries in which the Company writes business are not identifiable in the Company’s financial records. Based on gross written premium, the largest country, other than the U.S., in which the Company writes business, is the United Kingdom, with $110.3 million and $238.3 million of gross written premium for the three and six months ended June 30, 2009, respectively. No other country represented more than 5% of the Company’s revenues.

17. Share-Based Compensation Plans

For the three months ended June 30, 2009, share-based compensation awards granted were 11,950 restricted shares and 4,000 options, granted on May 13, 2009, with a grant exercise price of $71.94 per share and a per option fair value of $18.03. The fair value per option was calculated on the date of the grant using the Black-Scholes option valuation model. The following assumptions were used in calculating the fair value of the options granted:

Three Months Ended
June 30, 2009
Weighted-average volatility	27.35%
Weighted-average dividend yield	2.00%
Weighted-average expected term	6.6 years
Weighted-average risk-free rate	2.49%

In 2008, the Company adopted Emerging Issues Task Force (“EITF”) Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 states that realized income tax benefits from dividends that are charged to retained earnings and are paid to employees for equity classified nonvested equity shares should be recognized as an increase to additional paid-in capital. In addition, the amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. In 2009, the Company recognized $68.6 thousand of additional paid-in capital due to tax benefits from dividends on nonvested restricted shares.

18. Retirement Benefits

The Company maintains both qualified and non-qualified defined benefit pension plans for its U.S. employees. In addition, the Company has a retiree health plan for eligible retired employees.

Net periodic benefit cost for U.S. employees included the following components for the periods indicated:

Pension Benefits	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2009	2008	2009	2008
Service cost	$ 1,679	$ 1,438	$ 3,007	$ 2,875
Interest cost	1,557	1,394	3,192	2,788
Expected return on plan assets	(1,974)	(1,757)	(3,072)	(3,513)
Amortization of prior service cost	13	12	25	25
Amortization of net loss	1,104	100	1,832	200
FAS 88 settlement charge	4	544	804	725
Net periodic benefit cost	$ 2,383	$ 1,731	$ 5,788	$ 3,100

Other Benefits	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2009	2008	2009	2008
Service cost	$ 248	$ 207	$ 451	$ 413
Interest cost	187	162	390	325
Amortization of net loss	43	13	43	25
Net periodic benefit cost	$ 478	$ 382	$ 884	$ 763

The Company contributed $3.5 million to the pension benefit plan for the three and six months ended June 30, 2009. The Company contributed $1.2 million to the pension benefit plan for the three and six months ended June 30, 2008.

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

The Company recognizes accrued interest related to unrecognized tax benefits and penalties in income taxes. For the three and six months ended June 30, 2009, the Company expensed approximately $0.6 million and $2.6 million, respectively, in interest and penalties.

21. Subsequent Events

The Company has evaluated known recognized and nonrecognized subsequent events through August 10, 2009, the date the financial statements were available to be issued. The Company does not have any subsequent events to report.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Industry Conditions.

The worldwide reinsurance and insurance businesses are highly competitive, as well as cyclical by product and market. As such, financial results tend to fluctuate with periods of constrained availability, high rates and strong profits followed by periods of abundant capacity, low rates and constrained profitability. Competition in the types of reinsurance and insurance business that we underwrite is based on many factors, including the perceived overall financial strength of the reinsurer or insurer, ratings of the reinsurer or insurer by A.M. Best Company and/or Standard & Poor’s Rating Services, underwriting expertise, the jurisdictions where the reinsurer or insurer is licensed or otherwise authorized, capacity and coverages offered, premiums charged, other terms and conditions of the reinsurance and insurance business offered, services offered, speed of claims payment and reputation and experience in lines written. Furthermore, the market impact from these competitive factors related to reinsurance and insurance is generally not consistent across lines of business, domestic and international geographical areas and distribution channels.

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

Starting in the latter part of 2007, throughout 2008 and into 2009, there has been a significant slowdown in the global economy, which has negatively impacted the financial resources of the industry. Excessive availability and use of credit, particularly by individuals, led to increased defaults on sub-prime mortgages in the U.S. and elsewhere, falling values for houses and many commodities and contracting consumer spending. The significant increase in default rates negatively impacted the value of asset-backed securities held by both foreign and domestic institutions. The defaults have led to a corresponding increase in foreclosures, which have driven down housing values, resulting in additional losses on the asset-backed securities. During the third and fourth quarters of 2008, the credit markets deteriorated dramatically, evidenced by widening credit spreads and dramatically reduced availability of credit. Many financial institutions, including some insurance entities, experienced liquidity crises due to immediate demands for funds for withdrawals or collateral, combined with falling asset values and their inability to sell assets to meet the increased demands. As a result, several financial institutions have failed or been acquired at distressed prices, while others have received loans from the U.S. government to continue operations. The liquidity crisis significantly increased the spreads on fixed maturities and, at the same time, had a dramatic and negative impact on the stock markets around the world. The combination of losses on securities from failed or impaired companies combined with the decline in values of fixed maturity and equity securities has resulted in significant declines in the capital bases of most insurance and reinsurance companies. While there was some slight improvement in the financial markets during the first half of 2009, it is too early to predict the timing and extent of impact the capital deterioration will have on insurance and reinsurance market conditions. There is an expectation that these events will ultimately result in increased rates for insurance and reinsurance in certain segments of the market, but there is no assurance that this will be the case.

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

Rates in the international markets have generally been more adequate than in the U.S., and we have seen some increases, particularly for catastrophe exposed business. We have grown our business in the Middle East, Latin America and Asia. We are expanding our international reach with the opening of a new office in Brazil to capitalize on the recently expanded opportunity for professional reinsurers in that market and on the economic growth expected for Brazil in the future.

The reinsurance industry has experienced a period of falling rates and volume, particularly in the casualty lines of business. Profit opportunities have become generally less available over time; however the unfavorable trends appear to have abated somewhat. We are now seeing smaller rate declines, pockets of stability and some increases in some markets and for some coverages. As a result of very significant investment and catastrophe losses incurred by both primary insurers and reinsurers over the past year, but principally in the last six months of 2008, industry-wide capital declined and rating agency scrutiny increased. There is an expectation that given the rate softening that has occurred over the past several quarters, the industry-wide decline in capital combined with volatile and unreceptive markets and a looming recession, will lead to a hardening of insurance and reinsurance marketplace rates, terms and conditions. It is too early to gauge the extent of hardening, if any, that will occur; however, it appears that much of the redundant capital in the industry has been depleted, and the stage is set for firmer markets.

The 2009 renewal rates, particularly for property catastrophes and retrocessional covers and in international markets, were generally firmer compared to a year ago.

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

	Three Months Ended		Percentage	Six Months Ended		Percentage
	June 30,		Increase/	June 30,		Increase/
(Dollars in millions)	2009	2008	(Decrease)	2009	2008	(Decrease)
Gross written premiums	$ 973.8	$ 905.3	7.6%	$ 1,971.6	$ 1,782.8	10.6%
Net written premiums	926.7	864.8	7.2%	1,897.5	1,703.4	11.4%

REVENUES:
Premiums earned	$ 956.9	$ 942.1	1.6%	$ 1,889.2	$ 1,854.1	1.9%
Net investment income	167.2	175.9	-5.0%	236.0	326.0	-27.6%
Net realized capital gains (losses)	23.5	(31.6)	-174.3%	(41.7)	(167.9)	-75.2%
Realized gain on debt repurchase	-	-	NM	78.3	-	NM
Net derivative income (expense)	21.4	2.1	NM	1.6	(1.7)	NM
Other income (expense)	2.4	(10.2)	-123.5%	(2.8)	(15.3)	-81.8%
Total revenues	1,171.3	1,078.4	8.6%	2,160.6	1,995.1	8.3%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	566.8	604.7	-6.3%	1,136.7	1,150.1	-1.2%
Commission, brokerage, taxes and fees	229.2	244.7	-6.3%	455.3	471.9	-3.5%
Other underwriting expenses	45.3	39.7	14.1%	85.5	80.0	6.9%
Interest, fees and bond issue cost amortization expense	17.1	19.8	-13.5%	37.3	39.6	-5.9%
Total claims and expenses	858.5	909.0	-5.6%	1,714.7	1,741.5	-1.5%

INCOME BEFORE TAXES	312.9	169.4	84.7%	445.9	253.6	75.8%
Income tax expense	40.3	16.4	146.3%	64.8	22.7	185.9%
NET INCOME	$ 272.6	$ 153.0	78.1%	$ 381.1	$ 231.0	65.0%

			Point			Point
RATIOS:			Change			Change
Loss ratio	59.2%	64.2%	(5.0)	60.2%	62.0%	(1.8)
Commission and brokerage ratio	24.0%	26.0%	(2.0)	24.1%	25.4%	(1.3)
Other underwriting expense ratio	4.7%	4.2%	0.5	4.5%	4.4%	0.1
Combined ratio	87.9%	94.4%	(6.5)	88.8%	91.8%	(3.0)

				At	At	Percentage
				June 30,	December 31,	Increase/
(Dollars in millions, except per share amounts)				2009	2008	(Decrease)
Balance sheet data:
Total investments and cash				$ 14,207.3	$ 13,714.3	3.6%
Total assets				17,326.9	16,846.6	2.9%
Loss and loss adjustment expense reserves				8,815.9	8,840.7	-0.3%
Total debt				1,017.9	1,179.1	-13.7%
Total liabilities				11,781.5	11,886.2	-0.9%
Shareholders' equity				5,545.4	4,960.4	11.8%
Book value per share				91.13	80.77

(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)

Revenues.

Premiums. Gross written premiums increased by $68.5 million, or 7.6%, for the three months ended June 30, 2009 compared to the three months ended June 30, 2008, reflecting an increase of $46.0 million in our reinsurance business and $22.5 million in our insurance business. Gross written premiums increased by $188.8 million, or 10.6%, for the six months ended June 30, 2009 compared to the six months ended June 30, 2008, reflecting an increase of $172.0 million in our reinsurance business and $16.8 million in our insurance business. The increased reinsurance business was primarily attributable to increased rates on property business, in both the international and U.S. markets, the new crop hail quota share treaty business, expanded participation on renewal contracts and new writings as ceding companies continue to favor reinsurers such as Everest, with strong financial ratings. The increase in insurance premiums were primarily in the financial institutions directors and officers (“D&O”) and errors and omissions (“E&O”) lines of business, which is a new offering for us.

Net written premiums increased $62.0 million, or 7.2%, for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 and $194.1 million, or 11.4%, for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. The increases in net written premiums are primarily due to the increase in gross written premiums. Premiums earned increased $14.8 million, or 1.6%, for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 and increased $35.1 million, or 1.9%, for the six months ended June 30, 2009 compared to the six months ended June 30, 2008, reflecting the higher net written premiums, which will be earned over the contract periods.

Net Investment Income. Net investment income decreased by 5.0% and 27.6% for the three and six months ended June 30, 2009, respectively, compared to the three and six months ended June 30, 2008, respectively. These decreases were primarily due to net investment losses from our limited partnership investments that invest in non-public securities, both equity and debt, which report to us on a quarter lag. As a result, net pre-tax investment income as a percentage of average invested assets was 4.8% for the three months ended June 30, 2009 and 2008 and net pre-tax investment income as a percentage of average invested assets was 3.4% for the six months ended June 30, 2009 compared to 4.5% for the six months ended June 30, 2008.

Net Realized Capital Gains (Losses). Net realized capital gains were $23.5 million and net realized capital losses were $31.6 million for the three months ended June 30, 2009 and 2008, respectively. Net realized capital losses were $41.7 million and $167.9 million for the six months ended June 30, 2009 and 2008, respectively. The realized gains and losses reflected for each period were primarily a function of changes in the fair value of our public equity portfolio. During 2008, our equity portfolio was much larger and the equity markets were declining rapidly. Conversely in 2009, our equity portfolio has been reduced and the equity markets have stabilized.

Realized Gain on Debt Repurchase. On March 19, 2009, we announced the commencement of a cash tender offer for any and all of the 6.60% fixed to floating rate long term subordinated notes due 2067. Upon expiration of the tender offer, we had reduced our outstanding debt by $161.4 million, which resulted in a pre-tax gain on debt repurchase of $78.3 million.

Net Derivative Income (Expense). In 2005 and prior, we sold seven equity index put options, which are outstanding. These contracts meet the definition of a derivative under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”) and accordingly, are fair valued each quarter. As a result of these adjustments in value, we recognized net derivative income of $21.4 million and $2.1 million for the three months ended June 30, 2009 and 2008, respectively. We recognized net derivative income of $1.6 million for the six months ended June 30, 2009 compared to net derivative expense of $1.7 million for the six months ended June 30, 2008.

Other Income (Expense). We recorded other income of $2.4 million and other expense of $2.8 million for the three and six months ended June 30, 2009, respectively. We recorded other expense of $10.2 million and $15.3 million for the three and six months ended June 30, 2008, respectively. The change was primarily the result of fluctuations in foreign currency exchange rates for the corresponding periods.

Claims and Expenses.

Incurred Losses and LAE. The following tables present our incurred losses and loss adjustment expenses (“LAE”) for the periods indicated.

	Three Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2009
Attritional (a)	$ 552.5	57.7%		$ 6.0	0.6%		$ 558.5	58.4%
Catastrophes	7.0	0.7%		1.3	0.1%		8.3	0.9%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$ 559.5	58.5%		$ 7.3	0.8%		$ 566.8	59.2%

2008
Attritional (a)	$ 532.6	56.5%		$ 54.1	5.7%		$ 586.7	62.3%
Catastrophes	18.0	1.9%		0.1	0.0%		18.1	1.9%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$ 550.5	58.4%		$ 54.2	5.8%		$ 604.7	64.2%

Variance 2009/2008
Attritional (a)	$ 20.0	1.2	pts	$ (48.1)	(5.1)	pts	$ (28.1)	(3.9)	pts
Catastrophes	(11.0)	(1.2)	pts	1.1	0.1	pts	(9.8)	(1.1)	pts
A&E	-	-	pts	-	-	pts	-	-	pts
Total segment	$ 9.0	0.1	pts	$ (47.0)	(5.0)	pts	$ (38.0)	(5.0)	pts

	Six Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2009
Attritional (a)	$ 1,071.3	56.7%		$ 24.0	1.3%		$ 1,095.3	58.0%
Catastrophes	35.9	1.9%		5.5	0.3%		41.4	2.2%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$ 1,107.3	58.6%		$ 29.4	1.6%		$ 1,136.7	60.2%

2008
Attritional (a)	$ 1,036.2	55.9%		$ 75.0	4.1%		$ 1,111.2	59.9%
Catastrophes	33.7	1.8%		5.2	0.3%		38.9	2.1%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$ 1,069.9	57.7%		$ 80.2	4.3%		$ 1,150.1	62.0%

Variance 2009/2008
Attritional (a)	$ 35.1	0.8	pts	$ (51.0)	(2.8)	pts	$ (15.9)	(2.0)	pts
Catastrophes	2.3	0.1	pts	0.2	0.0	pts	2.5	0.1	pts
A&E	-	-	pts	-	-	pts	-	-	pts
Total segment	$ 37.4	0.9	pts	$ (50.8)	(2.7)	pts	$ (13.4)	(1.8)	pts

(a) Attritional losses exclude catastrophe and A&E losses.
(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE were lower by $38.0 million, or 6.3%, for the three months ended June 30, 2009 compared to the same period in 2008. Prior years’ losses were lower by 5.0 points for the second quarter of 2009 compared to the same period in 2008 primarily as a result of the absence in 2009 of prior years’ reserve strengthening for an auto loan credit program (in run-off), which increased $70.0 million in the second quarter of 2008. Catastrophe losses, at $8.3 million for the three months ended June 30, 2009, were $9.8 million lower than the same period in 2008.

Incurred losses and LAE were lower by $13.4 million, or 1.2%, for the six months ended June 30, 2009 compared to the same period in 2008. The primary contributor to the decrease was the reduction, period over period, of the prior years’ attritional losses. The variance in the prior years’ attritional losses was due to the absence in 2009 of the $85.3 million reserve strengthening on an auto loan credit program and the $32.6 million unfavorable arbitration decision on a reinsurance claim. This variance was partially offset by $24.0 million unfavorable reserve development in 2009 in contrast to $42.9 million favorable reserve development in 2008.

Commission, Brokerage, Taxes and Fees. Commission, brokerage, taxes and fees decreased by $15.5 million, or 6.3%, for the three months ended June 30, 2009 compared to the same period in 2008 and by $16.6 million, or 3.5% for the six months ended June 30, 2009 compared to the same period in 2008. The change in this directly variable expense was influenced by the change in the mix of business.

Other Underwriting Expenses. Other underwriting expenses were $45.3 million and $39.7 million for the three months ended June 30, 2009 and 2008, respectively and $85.5 million and $80.0 million for the six months ended June 30, 2009 and 2008, respectively. Included in other underwriting expenses were corporate expenses, which are expenses that are not allocated to segments, of $4.4 million and $4.6 million for the three months ended June 30, 2009 and 2008, respectively and $8.1 million and $7.4 million for the six months ended June 30, 2009 and 2008, respectively.

Interest, Fees and Bond Issue Cost Amortization Expense. Interest and other expense was $17.1 million and $19.8 million for the three months ended June 30, 2009 and 2008, respectively, and $37.3 million and $39.6 million for the six months ended June 30, 2009 and 2008, respectively. The decrease, period over period, was primarily due to the partial repurchase of long term subordinated notes.

Income Tax Expense. We had income tax expense of $40.3 million and $64.8 million for the three and six months ended June 30, 2009, respectively, and $16.4 million and $22.7 million for the three and six months ended June 30, 2008, respectively. The period over period increases were primarily due to the increase in pre-tax net income. Our income tax is primarily a function of the statutory tax rates and corresponding pre-tax income in the jurisdictions where we operate, coupled with the impact from tax-preferenced investment income. Variations in our effective tax rate generally result from changes in the relative levels of pre-tax income among jurisdictions with different tax rates.

Net Income.

Our net income was $272.6 million and $381.1 million for the three and six months ended June 30, 2009 compared to $153.0 million and $231.0 million for the three and six months ended June 30, 2008. This increase was the result of the items discussed above.

Ratios.

Our combined ratio decreased by 6.5 points to 87.9% for the three months ended June 30, 2009 compared to 94.4% for the three months ended June 30, 2008. Our combined ratio decreased by 3.0 points to 88.8% for the six months ended June 30, 2009 compared to 91.8% for the six months ended June 30, 2008. The loss ratio component decreased 5.0 points and 1.8 points for the three and six months ended June 30, 2009, respectively, compared to the same periods last year, principally due to the decrease in prior years' attritional losses. The commission and brokerage ratio component decreased by 2.0 points and 1.3 points for the three and six months ended June 30, 2009, respectively, compared to the same periods last year, due to mix of business, while the other underwriting expense ratio component increased by 0.5 points and 0.1 points for the three and six months ended June 30, 2009, respectively, compared to the same periods last year.

Shareholders’ Equity.

Shareholders’ equity increased by $585.1 million to $5,545.4 million at June 30, 2009 from $4,960.4 million at December 31, 2008, principally as a result of $381.1 million of net income, $232.2 million of unrealized appreciation on investments, net of tax, $71.4 million of foreign currency translation adjustments and share-based compensation transactions of $7.1 million, partially offset by $59.1 million of shareholder dividends and common share repurchases of $49.4 million.

Consolidated Investment Results

Net Investment Income.

Net investment income decreased 5.0% to $167.2 million for the three months ended June 30, 2009 from $175.9 million for the three months ended June 30, 2008 and by 27.6% to $236.0 million for the six months ended June 30, 2009 from $326.0 million for the six months ended June 30, 2008. These decreases were primarily due to losses incurred on our limited partnership investments that invest in non-public securities, both equity and debt, which reported to us on a quarter lag.

The following table shows the components of net investment income for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2009	2008	2009	2008
Fixed maturities	$ 144.3	$ 133.2	$ 289.0	$ 261.6
Equity securities	0.7	6.9	1.4	12.2
Short-term investments and cash	1.7	12.1	5.2	34.7
Other invested assets
Limited partnerships	20.3	25.1	(52.7)	20.0
Other	0.3	0.3	1.0	1.8
Total gross investment income	167.3	177.6	244.0	330.3
Interest credited and other expense	(0.1)	(1.7)	(8.0)	(4.3)
Total net investment income	$ 167.2	$ 175.9	$ 236.0	$ 326.0

(Some amounts may not reconcile due to rounding.)

The following tables show a comparison of various investment yields for the periods indicated:

	At June 30,	At December 31,
	2009	2008
Imbedded pre-tax yield of cash and invested assets	4.0%	4.5%
Imbedded after-tax yield of cash and invested assets	3.6%	4.0%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Annualized pre-tax yield on average cash and invested assets	4.8%	4.8%	3.4%	4.5%
Annualized after-tax yield on average cash and invested assets	4.3%	4.0%	3.1%	3.8%

Net Realized Capital Gains (Losses).

The following table presents the composition of our net realized capital gains (losses) for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2009	2008	Variance	2009	2008	Variance
Gains (losses) from sales:
Fixed maturity securities, market value
Gains	$ 5.3	$ 0.5	$ 4.8	$ 8.0	$ 1.9	$ 6.1
Losses	(1.9)	(0.9)	(1.0)	(44.2)	(2.4)	(41.8)
Total	3.4	(0.4)	3.8	(36.2)	(0.5)	(35.7)

Fixed maturity securities, fair value
Gains	0.1	-	0.1	0.3	-	0.3
Losses	-	-	-	(0.1)	-	(0.1)
Total	0.1	-	0.1	0.2	-	0.2

Equity securities, fair value
Gains	5.7	4.9	0.8	5.9	7.6	(1.7)
Losses	-	(1.9)	1.9	(0.7)	(18.5)	17.8
Total	5.7	3.0	2.7	5.2	(10.9)	16.1

Total net realized capital gains (losses) from sales
Gains	11.1	5.4	5.7	14.1	9.5	4.6
Losses	(1.9)	(2.8)	0.9	(45.0)	(20.9)	(24.1)
Total	9.2	2.6	6.6	(30.9)	(11.4)	(19.5)

Other-than-temporary impairments:	(4.9)	(5.6)	0.7	(13.2)	(6.5)	(6.7)

Gains (losses) from fair value adjustments:
Fixed maturities, fair value	2.0	-	2.0	2.0	-	2.0
Equity securities, fair value	17.3	(28.6)	45.9	0.4	(150.0)	150.4
Total	19.3	(28.6)	47.9	2.4	(150.0)	152.4

Total net realized capital gains (losses)	$ 23.5	$ (31.6)	$ 55.2	$ (41.7)	$ (167.9)	$ 126.2

(Some amounts may not reconcile due to rounding.)

We recorded $19.3 million in net realized capital gains and $28.6 million in net realized capital losses due to fair value re-measurements for the three months ended June 30, 2009 and 2008, respectively. This increase was primarily the result of improved markets. In addition, we recorded other-than-temporary impairments of $4.9 million for the three months ended June 30, 2009 compared to $5.6 million for the three months ended June 30, 2008.

We recorded $2.4 million in net realized capital gains and $150.0 million in net realized capital losses due to fair value re-measurements for the six months ended June 30, 2009 and 2008, respectively. This improvement was primarily due to the reduction in our equity security holdings as we reposition our investment portfolio combined with the improved financial markets. In addition, we recorded other-than-temporary impairments of $13.2 million for the six months ended June 30, 2009 compared to $6.5 million for the six months ended June 30, 2008.

Segment Results.

Through our subsidiaries, we operate in five segments: U.S. Reinsurance, U.S. Insurance, Specialty Underwriting, International and Bermuda. The U.S. Reinsurance operation writes property and casualty reinsurance, on both a treaty and facultative basis, through reinsurance brokers, as well as directly with ceding companies within the U.S. The U.S. Insurance operation writes property and casualty insurance primarily through general agents and surplus lines brokers within the U.S. The Specialty Underwriting operation writes accident and health (“A&H”), marine, aviation and surety business within the U.S. and worldwide through brokers and directly with ceding companies. The International operation writes non-U.S. property and casualty reinsurance through Everest Reinsurance Company’s (“Everest Re”) branches in Canada and Singapore and offices in Miami and New Jersey. The Bermuda operation provides reinsurance and insurance to worldwide property and casualty markets and reinsurance to life insurers through brokers and directly with ceding companies from its Bermuda office and reinsurance to the United Kingdom and European markets through its UK branch.

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

The following discusses the underwriting results for each of our segments for the periods indicated:

U.S. Reinsurance.

The following table presents the underwriting results and ratios for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2009	2008	Variance	% Change	2009	2008	Variance	% Change
Gross written premiums	$ 266.2	$ 200.3	$ 65.8	32.8%	$ 530.5	$ 434.1	$ 96.4	22.2%
Net written premiums	266.3	198.1	68.2	34.4%	526.8	428.0	98.9	23.1%

Premiums earned	$ 295.9	$ 238.1	$ 57.8	24.3%	$ 559.0	$ 527.4	$ 31.7	6.0%
Incurred losses and LAE	158.9	116.7	42.2	36.1%	296.7	293.6	3.1	1.1%
Commission and brokerage	70.1	70.1	-	0.0%	135.4	150.4	(15.0)	-9.9%
Other underwriting expenses	8.0	6.9	1.2	17.1%	15.6	15.7	(0.1)	-0.5%
Underwriting gain	$ 58.9	$ 44.4	$ 14.5	32.6%	$ 111.4	$ 67.7	$ 43.6	64.4%

				Point Chg				Point Chg
Loss ratio	53.7%	49.0%		4.7	53.1%	55.7%		(2.6)
Commission and brokerage ratio	23.7%	29.4%		(5.7)	24.2%	28.5%		(4.3)
Other underwriting expense ratio	2.7%	3.0%		(0.3)	2.8%	3.0%		(0.2)
Combined ratio	80.1%	81.4%		(1.3)	80.1%	87.2%		(7.1)

(Some amounts may not reconcile due to rounding.)

Premiums.Gross written premiums increased by 32.8% to $266.2 million for the three months ended June 30, 2009 from $200.3 million for the three months ended June 30, 2008, primarily due to $24.4 million from several new crop hail quota share treaties, a $20.9 million (35.4%) increase in treaty casualty volume, a $16.2 million (14.0%) increase in treaty property volume and a $4.3 million (17.5%) increase in facultative volume. Our treaty casualty premiums were higher as we are writing more quota share business, which in part, is driven by the capital concerns of our ceding company customers looking for broader reinsurance support. The crop hail business is a new 2009 line of business for us and we anticipate similar volume in each of the remaining quarters of 2009. Net written premiums increased 34.4% to $266.3 million for the three months ended June 30, 2009 compared to $198.1 million for the three months ended June 30, 2008, primarily due to the increase in gross written premiums. Premiums earned increased 24.3% to $295.9 million for the three months ended June 30, 2009 compared to $238.1 million for the three months ended June 30, 2008. The change in premiums earned relative to net written premiums is the result of timing; premiums, for proportionate contracts, are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums increased by 22.2% to $530.5 million for the six months ended June 30, 2009 from $434.1 million for the three months ended June 30, 2008, primarily due to $41.6 million from the new crop hail quota share treaties, a $39.0 million (30.4%) increase in treaty casualty volume and a $17.6 million (7.0%) increase in treaty property volume, partially offset by a $1.8 million (3.4%) decrease in facultative volume. Net written premiums increased 23.1% to $526.8 million for the six months ended June 30, 2009 compared to $428.0 million for the six months ended June 30, 2008, primarily due to the increase in gross written premiums. Premiums earned increased 6.0% to $559.0 million for the six months ended June 30, 2009 compared to $527.4 million for the six months ended June 30, 2008. Variances for the six months were driven by similar factors as those discussed above for the three months.

Incurred Losses and LAE.The following tables present the incurred losses and LAE for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2009
Attritional	$ 160.5	54.3%		$ 0.5	0.2%		$ 161.0	54.4%
Catastrophes	-	0.0%		(2.1)	-0.7%		(2.1)	-0.7%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$ 160.5	54.3%		$ (1.6)	-0.5%		$ 158.9	53.7%

2008
Attritional	$ 107.3	45.1%		$ (2.9)	-1.2%		$ 104.3	43.8%
Catastrophes	10.0	4.2%		2.4	1.0%		12.4	5.2%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$ 117.3	49.2%		$ (0.5)	-0.2%		$ 116.7	49.0%

Variance 2009/2008
Attritional	$ 53.3	9.2	pts	$ 3.4	1.4	pts	$ 56.7	10.6	pts
Catastrophes	(10.0)	(4.2)	pts	(4.5)	(1.7)	pts	(14.5)	(5.9)	pts
A&E	-	-	pts	-	-	pts	-	-	pts
Total segment	$ 43.3	5.1	pts	$ (1.1)	(0.3)	pts	$ 42.2	4.7	pts

	Six Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2009
Attritional	$ 286.1	51.2%		$ 12.5	2.2%		$ 298.6	53.4%
Catastrophes	-	0.0%		(1.9)	-0.3%		(1.9)	-0.3%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$ 286.1	51.2%		$ 10.6	1.9%		$ 296.7	53.1%

2008
Attritional	$ 243.8	46.2%		$ 31.8	6.0%		$ 275.5	52.3%
Catastrophes	10.0	1.9%		8.1	1.5%		18.1	3.4%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$ 253.8	48.1%		$ 39.8	7.5%		$ 293.6	55.7%

Variance 2009/2008
Attritional	$ 42.3	4.9	pts	$ (19.2)	(3.8)	pts	$ 23.1	1.2	pts
Catastrophes	(10.0)	(1.9)	pts	(10.0)	(1.9)	pts	(20.0)	(3.8)	pts
A&E	-	-	pts	-	-	pts	-	-	pts
Total segment	$ 32.3	3.1	pts	$ (29.2)	(5.6)	pts	$ 3.1	(2.6)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses were $42.2 million (4.7 points) higher for the three months ended June 30, 2009 compared to the three months ended June 30, 2008, primarily due to a $56.7 million (10.6 points) increase in attritional losses, principally as a result of increased earned premiums and a higher reserve ratio on the new crop hail business. This increase was partially offset by a $14.5 million (5.9 points) decrease due to the absence of catastrophe losses in the second quarter of 2009.

Incurred losses increased slightly to $296.7 million for the six months ended June 30, 2009 from $293.6 million for the six months ended June 30, 2008, primarily due to an increase in current year attritional losses of $42.3 million and the absence of current year catastrophe losses, partially offset by lower prior years’ reserve development in 2009 compared to 2008.

Segment Expenses.Commission and brokerage expenses remained flat for the three months ended June 30, 2009 compared to the same period in 2008 however the ratio to premiums written changed due to the change in the mix and type of business written. Segment other underwriting expenses for the three months ended June 30, 2009 increased to $8.0 million from $6.9 million for the three months ended June 30, 2008.

Commission and brokerage expenses decreased by 9.9% to $135.4 million for the six months ended June 30, 2009 from $150.4 million for the six months ended June 30, 2008, primarily due to the change in the mix and type of business written. Segment other underwriting expenses for the six months ended June 30, 2009 decreased slightly to $15.6 million from $15.7 million for the six months ended June 30, 2008.

U.S. Insurance.

The following table presents the underwriting results and ratios for the U.S. Insurance segment for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2009	2008	Variance	% Change	2009	2008	Variance	% Change
Gross written premiums	$ 213.5	$ 191.0	$ 22.5	11.8%	$ 418.2	$ 401.4	$ 16.8	4.2%
Net written premiums	169.1	153.9	15.2	9.9%	351.5	330.5	21.0	6.4%

Premiums earned	$ 168.6	$ 181.2	$ (12.6)	-6.9%	$ 334.6	$ 375.7	$ (41.1)	-10.9%
Incurred losses and LAE	120.3	193.5	(73.2)	-37.8%	236.3	327.4	(91.1)	-27.8%
Commission and brokerage	33.2	39.4	(6.2)	-15.7%	64.7	74.7	(10.0)	-13.4%
Other underwriting expenses	19.2	15.9	3.3	20.5%	36.4	30.2	6.2	20.5%
Underwriting loss	$ (4.0)	$ (67.6)	$ 63.5	-94.0%	$ (2.8)	$ (56.7)	$ 53.9	-95.0%

				Point Chg				Point Chg
Loss ratio	71.4%	106.8%		(35.4)	70.6%	87.2%		(16.6)
Commission and brokerage ratio	19.7%	21.7%		(2.0)	19.3%	19.9%		(0.6)
Other underwriting expense ratio	11.3%	8.8%		2.5	10.9%	8.0%		2.9
Combined ratio	102.4%	137.3%		(34.9)	100.8%	115.1%		(14.3)

Premiums.Gross written premiums increased by 11.8% to $213.5 million for the three months ended June 30, 2009 from $191.0 million for the three months ended June 30, 2008. Approximately two-thirds ($15 million) of the growth was due to our entry into the financial institution D&O and E&O market. The remaining increase was primarily due to rate increases for Florida property, environmental and California workers’ compensation lines of business. Net written premiums increased by 9.9% to $169.1 million for the three months ended June 30, 2009 compared to $153.9 million for the three months ended June 30, 2008. The increase in net written premiums was primarily due to the increase in gross written premiums, partially offset by the change in reinsurance cessions which vary program by program. Premiums earned decreased 6.9% to $168.6 million for the three months ended June 30, 2009 from $181.2 million for the three months ended June 30, 2008. The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums increased by 4.2% to $418.2 million for the six months ended June 30, 2009 from $401.4 million for the six months ended June 30, 2008. Net written premiums increased by 6.4% to $351.5 million for the six months ended June 30, 2009 compared to $330.5 million for the six months ended June 30, 2008. Premiums earned decreased 10.9% to $334.6 million for the six months ended June 30, 2009 from $375.7 million for the six months ended June 30, 2008. Variances for the six months were driven by the factors enumerated above for the three months.

Incurred Losses and LAE.The following tables present the incurred losses and LAE for the U.S. Insurance segment for the periods indicated.

	Three Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2009
Attritional	$ 119.8	71.1%		$ 0.5	0.3%		$ 120.3	71.4%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
Total segment	$ 119.8	71.1%		$ 0.5	0.3%		$ 120.3	71.4%

2008
Attritional	$ 128.4	70.8%		$ 65.4	36.1%		$ 193.8	106.9%
Catastrophes	-	0.0%		(0.3)	-0.1%		(0.3)	-0.1%
Total segment	$ 128.4	70.8%		$ 65.1	36.0%		$ 193.5	106.8%

Variance 2009/2008
Attritional	$ (8.5)	0.2	pts	$ (64.9)	(35.8)	pts	$ (73.4)	(35.6)	pts
Catastrophes	-	-	pts	0.3	0.1	pts	0.3	0.1	pts
Total segment	$ (8.5)	0.3	pts	$ (64.6)	(35.7)	pts	$ (73.2)	(35.4)	pts

	Six Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2009
Attritional	$ 235.8	70.5%		$ 0.5	0.2%		$ 236.3	70.6%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
Total segment	$ 235.8	70.5%		$ 0.5	0.1%		$ 236.3	70.6%

2008
Attritional	$ 260.0	69.2%		$ 67.7	18.0%		$ 327.7	87.2%
Catastrophes	-	0.0%		(0.3)	-0.1%		(0.3)	-0.1%
Total segment	$ 260.0	69.2%		$ 67.4	18.0%		$ 327.4	87.2%

Variance 2009/2008
Attritional	$ (24.2)	1.3	pts	$ (67.2)	(17.9)	pts	$ (91.4)	(16.6)	pts
Catastrophes	-	-	pts	0.3	0.1	pts	0.3	0.1	pts
Total segment	$ (24.2)	1.3	pts	$ (66.9)	(17.9)	pts	$ (91.1)	(16.6)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased by 37.8% to $120.3 million for the three months ended June 30, 2009 from $193.5 million for the three months ended June 30, 2008, primarily driven by the 6.9% decrease in premiums earned and the absence of the 2008 prior years’ $70.0 million loss development on an auto loan credit program.

Incurred losses and LAE decreased by 27.8% to $236.3 million for the six months ended June 30, 2009 from $327.4 million for the six months ended June 30, 2008, primarily driven by the 10.9% decrease in premiums earned and the absence of the 2008 prior years’ $85.3 million loss development on an auto loan credit program.

Segment Expenses.Commission and brokerage decreased by 15.7% to $33.2 million for the three months ended June 30, 2009 from $39.4 million for the three months ended June 30, 2008. Commission and brokerage decreased by 13.4% to $64.7 million for the six months ended June 30, 2009 from $74.7 million for the six months ended June 30, 2008. These decreases are primarily due to the decreases in premiums earned in conjunction with the change in the mix of business written and the reinsurance purchased on the business written. Segment other underwriting expenses for the three months ended June 30, 2009 increased to $19.2 million as compared to $15.9 million for the three months ended June 30, 2008. Segment other underwriting expenses for the six months ended June 30, 2009 increased to $36.4 million as compared to $30.2 million for the six months ended June 30, 2008. These increases are primarily due to increased compensation costs.

Specialty Underwriting.

The following table presents the underwriting results and ratios for the Specialty Underwriting segment for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2009	2008	Variance	% Change	2009	2008	Variance	% Change
Gross written premiums	$ 57.2	$ 84.2	$ (27.0)	-32.1%	$ 116.1	$ 139.1	$ (23.0)	-16.5%
Net written premiums	55.7	83.0	(27.3)	-32.8%	113.7	137.3	(23.6)	-17.2%

Premiums earned	$ 54.9	$ 78.9	$ (23.9)	-30.4%	$ 118.1	$ 131.1	$ (13.1)	-10.0%
Incurred losses and LAE	42.7	41.5	1.1	2.7%	82.7	69.9	12.8	18.4%
Commission and brokerage	14.9	19.6	(4.7)	-24.1%	33.5	36.0	(2.5)	-7.1%
Other underwriting expenses	2.0	1.8	0.2	9.0%	3.8	4.2	(0.4)	-9.4%
Underwriting (loss) gain	$ (4.7)	$ 15.8	$ (20.5)	-129.5%	$ (2.0)	$ 21.0	$ (23.0)	-109.6%

				Point Chg				Point Chg
Loss ratio	77.7%	52.7%		25.0	70.1%	53.3%		16.8
Commission and brokerage ratio	27.2%	24.9%		2.3	28.4%	27.5%		0.9
Other underwriting expense ratio	3.6%	2.3%		1.3	3.2%	3.2%		-
Combined ratio	108.5%	79.9%		28.6	101.7%	84.0%		17.7

(Some amounts may not reconcile due to rounding.)

Premiums.Gross written premiums decreased by 32.1% to $57.2 million for the three months ended June 30, 2009 from $84.2 million for the three months ended June 30, 2008, primarily due to a $28.1 million decrease in marine premiums. Net written premiums decreased 32.8% to $55.7 million for the three months ended June 30, 2009 compared to $83.0 million for the three months ended June 30, 2008, as a result of the intentional decrease in writings in the marine and A&H lines. Premiums earned decreased 30.4% to $54.9 million for the three months ended June 30, 2009 compared to $78.9 million for the three months ended June 30, 2008, in line with the change in net written premiums.

Gross written premiums decreased by 16.5% to $116.1 million for the six months ended June 30, 2009 from $139.1 million for the six months ended June 30, 2008, primarily due to a $24.2 million decrease in marine premiums. Net written premiums decreased 17.2% to $113.7 million for the six months ended June 30, 2009 compared to $137.3 million for the six months ended June 30, 2008. Premiums earned decreased 10.0% to $118.1 million for the six months ended June 30, 2009 compared to $131.1 million for the six months ended June 30, 2008. The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE. The following tables present the incurred losses and LAE for the Specialty Underwriting segment for the periods indicated.

	Three Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2009
Attritional	$ 40.4	73.5%		$ -	0.0%		$ 40.4	73.5%
Catastrophes	-	0.0%		2.3	4.2%		2.3	4.2%
Total segment	$ 40.4	73.5%		$ 2.3	4.2%		$ 42.7	77.7%

2008
Attritional	$ 47.4	60.1%		$ (6.0)	-7.6%		$ 41.3	52.4%
Catastrophes	-	0.0%		0.2	0.3%		0.2	0.3%
Total segment	$ 47.4	60.0%		$ (5.8)	-7.4%		$ 41.5	52.7%

Variance 2009/2008
Attritional	$ (7.0)	13.5	pts	$ 6.0	7.6	pts	$ (1.0)	21.1	pts
Catastrophes	-	-	pts	2.1	3.9	pts	2.1	3.9	pts
Total segment	$ (7.0)	13.5	pts	$ 8.1	11.6	pts	$ 1.1	25.0	pts

	Six Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2009
Attritional	$ 78.1	66.1%		$ -	0.0%		$ 78.1	66.1%
Catastrophes	-	0.0%		4.6	3.9%		4.6	3.9%
Total segment	$ 78.1	66.1%		$ 4.6	3.9%		$ 82.7	70.1%

2008
Attritional	$ 77.0	58.7%		$ (9.0)	-6.9%		$ 68.0	51.9%
Catastrophes	-	0.0%		1.9	1.4%		1.9	1.4%
Total segment	$ 77.0	58.7%		$ (7.1)	-5.4%		$ 69.9	53.3%

Variance 2009/2008
Attritional	$ 1.1	7.4	pts	$ 9.0	6.9	pts	$ 10.1	14.3	pts
Catastrophes	-	-	pts	2.8	2.5	pts	2.8	2.5	pts
Total segment	$ 1.1	7.4	pts	$ 11.8	9.3	pts	$ 12.8	16.8	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 2.7% to $42.7 million for the three months ended June 30, 2009 compared to $41.5 million for the three months ended June 30, 2008, as the result of unfavorable variances in prior years’ attritional and catastrophe loss development in comparison to 2008.

Incurred losses and LAE increased by 18.4% to $82.7 million for the six months ended June 30, 2009 compared to $69.9 million for the six months ended June 30, 2008. Variance explanations for the six months were similar to those discussed above for the three months.

Segment Expenses.Commission and brokerage decreased 24.1% to $14.9 million for the three months ended June 30, 2009 from $19.6 million for the three months ended June 30, 2008. Commission and brokerage decreased 7.1% to $33.5 million for the six months ended June 30, 2009 from $36.0 million for the six months ended June 30, 2008. These decreases in commission and brokerage in general, were commensurate with the decrease in premiums earned. Segment other underwriting expenses increased to $2.0 million for the three months ended June 30, 2009 from $1.8 million for the three months ended June 30, 2008. Segment other underwriting expenses decreased to $3.8 million for the six months ended June 30, 2009 from $4.2 million for the six months ended June 30, 2008.

International.

The following table presents the underwriting results and ratios for the International segment for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2009	2008	Variance	% Change	2009	2008	Variance	% Change
Gross written premiums	$ 274.3	$ 219.0	$ 55.3	25.2%	$ 525.0	$ 405.4	$ 119.6	29.5%
Net written premiums	272.9	218.9	54.0	24.7%	523.6	405.2	118.4	29.2%

Premiums earned	$ 254.3	$ 214.0	$ 40.4	18.9%	$ 508.9	$ 405.0	$ 103.9	25.7%
Incurred losses and LAE	133.5	133.3	0.3	0.2%	288.9	243.0	45.9	18.9%
Commission and brokerage	63.0	55.8	7.2	12.8%	129.3	102.1	27.2	26.6%
Other underwriting expenses	5.7	4.7	0.9	19.7%	10.3	9.8	0.5	5.1%
Underwriting gain	$ 52.2	$ 20.2	$ 32.0	158.5%	$ 80.4	$ 50.0	$ 30.3	60.6%

				Point Chg				Point Chg
Loss ratio	52.5%	62.3%		(9.8)	56.8%	60.0%		(3.2)
Commission and brokerage ratio	24.8%	26.1%		(1.3)	25.4%	25.2%		0.2
Other underwriting expense ratio	2.2%	2.2%		-	2.0%	2.4%		(0.4)
Combined ratio	79.5%	90.6%		(11.1)	84.2%	87.6%		(3.4)

(Some amounts may not reconcile due to rounding.)

Premiums.Gross written premiums increased by 25.2% to $274.3 million for the three months ended June 30, 2009 from $219.0 million for the three months ended June 30, 2008. As a result of our strong financial strength ratings, we continue to see increased participations on treaties in most regions, new business writings and preferential signings, including preferential terms and conditions. In addition, rates, in some markets, also contributed to the increased written premiums. Partially offsetting these increases was the impact, approximately $13 million, of change in foreign exchange rates, period over period, as foreign currencies weakened. Premiums written through the Brazil, Miami and New Jersey offices increased by $47.7 million (34.7%) and through the Asian branch by $10.2 million (21.2%), while premiums for the Canadian branch decreased by $2.6 million (7.9%). Net written premiums increased by 24.7% to $272.9 million for the three months ended June 30, 2009 compared to $218.9 million for the three months ended June 30, 2008, principally as a result of the increase in gross written premiums. Premiums earned increased 18.9% to $254.3 million for the three months ended June 30, 2009 compared to $214.0 million for the three months ended June 30, 2008, consistent with the increase in net written premiums.

Gross written premiums increased by 29.5% to $525.0 million for the six months ended June 30, 2009 from $405.4 million for the six months ended June 30, 2008. Premiums written through the Brazil, Miami and New Jersey offices increased by $101.5 million (40.0%) and through the Asian branch by $24.5 million (31.9%), while premiums for the Canadian branch decreased by $6.3 million (8.4%). The impact on gross written premiums, period over period, of the weakening of foreign currencies was approximately $35 million. Net written premiums increased by 29.2% to $523.6 million for the six months ended June 30, 2009 compared to $405.2 million for the six months ended June 30, 2008. Premiums earned increased 25.7% to $508.9 million for the six months ended June 30, 2009 compared to $405.0 million for the six months ended June 30, 2008. Variance explanations for the six months were similar to those discussed above for the three months.

Incurred Losses and LAE. The following tables present the incurred losses and LAE for the International segment for the periods indicated.

	Three Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2009
Attritional	$ 135.3	53.2%		$ -	0.0%		$ 135.3	53.2%
Catastrophes	-	0.0%		(1.7)	-0.7%		(1.7)	-0.7%
Total segment	$ 135.3	53.2%		$ (1.7)	-0.7%		$ 133.5	52.5%

2008
Attritional	$ 116.8	54.6%		$ 7.7	3.6%		$ 124.5	58.2%
Catastrophes	10.0	4.7%		(1.2)	-0.6%		8.8	4.1%
Total segment	$ 126.8	59.3%		$ 6.5	3.0%		$ 133.3	62.3%

Variance 2009/2008
Attritional	$ 18.5	(1.4)	pts	$ (7.7)	(3.6)	pts	$ 10.8	(5.0)	pts
Catastrophes	(10.0)	(4.7)	pts	(0.5)	(0.1)	pts	(10.5)	(4.8)	pts
Total segment	$ 8.5	(6.1)	pts	$ (8.2)	(3.7)	pts	$ 0.3	(9.8)	pts

	Six Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2009
Attritional	$ 272.7	53.6%		$ 0.9	0.2%		$ 273.7	53.8%
Catastrophes	16.2	3.2%		(1.0)	-0.2%		15.2	3.0%
Total segment	$ 288.9	56.8%		$ (0.1)	0.0%		$ 288.9	56.8%

2008
Attritional	$ 218.8	54.0%		$ 4.6	1.2%		$ 223.4	55.2%
Catastrophes	18.0	4.4%		1.6	0.4%		19.6	4.8%
Total segment	$ 236.8	58.5%		$ 6.3	1.5%		$ 243.0	60.0%

Variance 2009/2008
Attritional	$ 54.0	(0.4)	pts	$ (3.7)	(1.0)	pts	$ 50.3	(1.4)	pts
Catastrophes	(1.8)	(1.3)	pts	(2.6)	(0.6)	pts	(4.4)	(1.9)	pts
Total segment	$ 52.2	(1.7)	pts	$ (6.3)	(1.5)	pts	$ 45.9	(3.2)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased slightly to $133.5 million for the three months ended June 30, 2009 compared to $133.3 million for the three months ended June 30, 2008. The segment loss ratio decreased by 9.8 points for the three months ended June 30, 2009 compared to the three months ended June 30, 2008, primarily due to the absence in the second quarter of 2009 of catastrophes (4.8 points) and attritional prior years’ reserve development (3.6 points).

Incurred losses and LAE increased to $288.9 million for the six months ended June 30, 2009 compared to $243.0 million for the six months ended June 30, 2008. The segment loss ratio decreased 3.2 points due to a decrease in catastrophe losses and decreased development on prior years’ attritional reserves.

Segment Expenses.Commission and brokerage increased 12.8% to $63.0 million for the three months ended June 30, 2009 from $55.8 million for the three months ended June 30, 2008. Commission and brokerage increased 26.6% to $129.3 million for the six months ended June 30, 2009 from $102.1 million for the six months ended June 30, 2008. These increases were primarily due to the growth in premiums earned in conjunction with the blend of business mix, which resulted in a 1.3 point reduction in the commission ratio quarter over quarter and basically flat for the year to date comparisons. Segment other underwriting expenses for the three and six months ended June 30, 2009 increased to $5.7 million and $10.3 million, respectively, compared to $4.7 million and $9.8 million for the three and six months ended June 30, 2008, respectively. This increase was consistent with the growth in premiums as the underwriting expense ratio was flat at 2.2% for the quarter and declined year over year.

Bermuda.

The following table presents the underwriting results and ratios for the Bermuda segment for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2009	2008	Variance	% Change	2009	2008	Variance	% Change
Gross written premiums	$ 162.7	$ 210.8	$ (48.1)	-22.8%	$ 381.8	$ 402.8	$ (21.1)	-5.2%
Net written premiums	162.7	210.9	(48.1)	-22.8%	381.8	402.5	(20.7)	-5.1%

Premiums earned	$ 183.1	$ 230.0	$ (46.8)	-20.4%	$ 368.6	$ 414.9	$ (46.3)	-11.2%
Incurred losses and LAE	111.3	119.7	(8.4)	-7.0%	232.1	216.2	15.9	7.4%
Commission and brokerage	48.1	59.8	(11.7)	-19.6%	92.3	108.6	(16.3)	-15.0%
Other underwriting expenses	6.1	5.8	0.3	4.9%	11.2	12.6	(1.5)	-11.5%
Underwriting gain	$ 17.6	$ 44.6	$ (27.0)	-60.6%	$ 33.0	$ 77.5	$ (44.5)	-57.4%

				Point Chg				Point Chg
Loss ratio	60.8%	52.1%		8.7	63.0%	52.1%		10.9
Commission and brokerage ratio	26.3%	26.0%		0.3	25.1%	26.2%		(1.1)
Other underwriting expense ratio	3.3%	2.5%		0.8	2.9%	3.0%		(0.1)
Combined ratio	90.4%	80.6%		9.8	91.0%	81.3%		9.7

(Some amounts may not reconcile due to rounding.)

Premiums.Gross written premiums decreased 22.8% to $162.7 million for the three months ended June 30, 2009 compared to $210.8 million for the three months ended June 30, 2008. Premiums written out of the U.K. branch decreased $49.5 million, or 32.6%, principally as a result of the change in foreign exchange rates period over period. Excluding the impact of the foreign exchange, premiums were down approximately 11% due to non-renewal of certain business and premium adjustments due to changes in subject premium reported by clients. The Bermuda home office gross written premiums increased $1.6 million, or 2.8%. Net written premiums decreased 22.8% to $162.7 million for the three months ended June 30, 2009 compared to $210.9 million for the three months ended June 30, 2008, in line with and for the same reason as, the decrease in gross written premiums. Premiums earned decreased 20.4% to $183.1 million for the three months ended June 30, 2009 compared to $230.0 million for the three months ended June 30, 2008.

Gross written premiums decreased 5.2% to $381.8 million for the six months ended June 30, 2009 compared to $402.8 million for the six months ended June 30, 2008. Premiums written out of the U.K. branch decreased $34.9 million, or 13.2%, as a result of the change in foreign exchange rates period over period. Excluding the impact of the foreign exchange, premiums were up approximately 17%. The Bermuda home office gross written premium increased $14.1 million, or 10.3%. Net written premiums decreased 5.1% to $381.8 million for the six months ended June 30, 2009 compared to $402.5 million for the six months ended June 30, 2008. Premiums earned decreased 11.2% to $368.6 million for the six months ended June 30, 2009 compared to $414.9 million for the six months ended June 30, 2008.

Incurred Losses and LAE. The following tables present the incurred losses and LAE for the Bermuda segment for the periods indicated.

	Three Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2009
Attritional	$ 96.5	52.7%		$ 5.0	2.7%		$ 101.5	55.4%
Catastrophes	7.0	3.8%		2.8	1.5%		9.8	5.4%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$ 103.5	56.5%		$ 7.8	4.3%		$ 111.3	60.8%

2008
Attritional	$ 132.8	57.8%		$ (10.0)	-4.4%		$ 122.7	53.4%
Catastrophes	(2.0)	-0.9%		(1.0)	-0.4%		(3.0)	-1.3%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$ 130.8	56.9%		$ (11.1)	-4.8%		$ 119.7	52.1%

Variance 2009/2008
Attritional	$ (36.3)	(5.1)	pts	$ 15.0	7.1	pts	$ (21.2)	2.1	pts
Catastrophes	9.0	4.7	pts	3.8	2.0	pts	12.9	6.7	pts
A&E	-	-	pts	-	-	pts	-	-	pts
Total segment	$ (27.2)	(0.4)	pts	$ 18.9	9.1	pts	$ (8.4)	8.7	pts

	Six Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2009
Attritional	$ 198.6	53.9%		$ 10.0	2.7%		$ 208.6	56.6%
Catastrophes	19.7	5.4%		3.7	1.0%		23.5	6.4%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$ 218.3	59.2%		$ 13.7	3.7%		$ 232.1	63.0%

2008
Attritional	$ 236.6	57.0%		$ (20.1)	-4.8%		$ 216.5	52.2%
Catastrophes	5.7	1.4%		(6.0)	-1.5%		(0.4)	-0.1%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$ 242.3	58.4%		$ (26.1)	-6.3%		$ 216.2	52.1%

Variance 2009/2008
Attritional	$ (38.1)	(3.2)	pts	$ 30.1	7.6	pts	$ (8.0)	4.4	pts
Catastrophes	14.1	4.0	pts	9.8	2.5	pts	23.9	6.5	pts
A&E	-	-	pts	-	-	pts	-	-	pts
Total segment	$ (24.0)	0.8	pts	$ 39.9	10.0	pts	$ 15.9	10.9	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased 7.0% to $111.3 million for the three months ended June 30, 2009 compared to $119.7 million for the three months ended June 30, 2008. The decrease was the result of a decrease in current attritional losses, $36.3 million, due to lower earned premiums, partially offset by increased prior years’ unfavorable development in 2009 from favorable development in 2008, $15.0 million, and a $12.9 million increase in catastrophe losses.

Incurred losses and LAE increased 7.4% to $232.1 million for the six months ended June 30, 2009 compared to $216.2 million for the six months ended June 30, 2008. The principal drivers of the increase were the 6.5 point increase in catastrophe losses, primarily from the Klauss storm and Italian earthquake and the 4.4 point increase in attritional losses, period over period.

Segment Expenses.Commission and brokerage decreased 19.6% to $48.1 million for the three months ended June 30, 2009 from $59.8 million for the three months ended June 30, 2008. Commission and brokerage decreased 15.0% to $92.3 million for the six months ended June 30, 2009 from $108.6 million for the six months ended June 30, 2008. These decreases are principally the result of the lower earned premiums and the changes in the business mix. Segment other underwriting expenses for the three months ended June 30, 2009 and 2008 were $6.1 million and $5.8 million, respectively. Segment other underwriting expenses for the six months ended June 30, 2009 and 2008 were $11.2 million and $12.6 million, respectively.

FINANCIAL CONDITION

Cash and Invested Assets. Aggregate invested assets, including cash and short-term investments, were $14,207.3 million at June 30, 2009, an increase of $493.0 million compared to $13,714.3 million at December 31, 2008. This increase was primarily the result of $283.9 million of cash flows from operations, $234.1 million in foreign exchange gains on our portfolio securities and cash and $273.9 million of unrealized appreciation, partially offset by $83.0 million in debt repurchase, $59.1 million paid out in dividends to shareholders, $53.3 million of unsettled securities, repurchase of common shares of $49.4 million and net realized capital losses of $41.7 million.

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

Over the past few years, we had reallocated our equity investment portfolio to include: 1) publicly traded equity securities and 2) private equity limited partnership investments. The objective of this portfolio diversification was to enhance the risk-adjusted total return of the investment portfolio by allocating a prudent portion of the portfolio to higher return asset classes. We had limited our allocation to these asset classes because of 1) the potential for volatility in their values and 2) the impact of these investments on regulatory and rating agency capital adequacy models. As a result of the dramatic slowdown in the global economy and the liquidity crisis affecting the financial markets, we significantly reduced our exposure to public equities during the fourth quarter of 2008. At June 30, 2009, the market value of investments in equity and limited partnership securities, carried at both market and fair value, approximated 13% of shareholders’ equity, a decrease of 3 points from the 16% of shareholders’ equity at December 31, 2008.

The tables below summarize the composition and characteristics of our investment portfolio as of the dates indicated.

	At June 30, 2009		At December 31, 2008
Fixed maturities, market value	$ 11,803.2	83.1%	$ 10,759.6	78.5%
Fixed maturities, fair value	48.3	0.4%	43.1	0.3%
Equity securities, market value	15.6	0.1%	16.9	0.1%
Equity securities, fair value	132.4	0.9%	119.8	0.9%
Short-term investments	1,107.4	7.8%	1,889.8	13.8%
Other invested assets	628.1	4.4%	679.4	4.9%
Cash	472.3	3.3%	205.7	1.5%
Total investments and cash	$ 14,207.3	100.0%	$ 13,714.3	100.0%

(Some amounts may not reconcile due to rounding.)

	At June 30, 2009	At December 31, 2008
Fixed income portfolio duration (years)	3.9	4.1
Fixed income composite credit quality	Aa2	Aa2
Imbedded end of period yield, pre-tax	4.0%	4.5%
Imbedded end of period yield, after-tax	3.6%	4.0%

The following table provides a comparison of our total return by asset class relative to broadly accepted industry benchmarks for the periods indicated.

	Six Months Ended	Twelve Months Ended
	June 30, 2009	December 31, 2008
Fixed income portfolio total return	4.5%	0.3%
Barclay's Capital - U.S. aggregate index	1.9%	5.2%

Common equity portfolio total return	5.2%	-40.9%
S&P 500 index	3.2%	-37.0%

Other invested asset portfolio total return	-7.7%	-7.4%

Reinsurance Receivables. Reinsurance receivables for both paid and unpaid losses totaled $649.0 million at June 30, 2009 and $657.2 million at December 31, 2008. At June 30, 2009, $161.0 million, or 24.8%, was receivable from Transatlantic Reinsurance Company; $100.0 million, or 15.4%, was receivable from Continental Insurance Company; $54.1 million, or 8.3%, was receivable from Munich Reinsurance Company; $53.4 million or 8.2% was receivable from C.V. Starr (Bermuda); $40.3 million, or 6.2%, was receivable from Berkley Insurance Company and $36.1 million, or 5.6%, was receivable from Ace Property and Casualty Insurance Company. The receivable from Continental Insurance Company is collateralized by a funds held arrangement under which we have retained the premiums earned by the retrocessionaire to secure obligations of the retrocessionaire, recorded them as a liability, credited interest on the balances at a stated contractual rate and reduced the liability account as payments become due. In addition, $228.8 million was receivable from Founders Insurance Company Limited, for which the Company has recorded a full provision for uncollectibility. No other retrocessionaire accounted for more than 5% of our receivables.

Loss and LAE Reserves. Gross loss and LAE reserves totaled $8,815.9 million at June 30, 2009 and $8,840.7 million at December 31, 2008.

The following tables summarize gross outstanding loss and LAE reserves by segment, classified by case reserves and IBNR reserves, for the periods indicated:

Gross Reserves By Segment

	At June 30, 2009
	Case	IBNR	Total	% of
(Dollars in millions)	Reserves	Reserves	Reserves	Total
U.S. Reinsurance	$ 1,416.5	$ 1,714.1	$ 3,130.6	35.5%
U.S. Insurance	634.7	1,124.1	1,758.8	19.9%
Specialty Underwriting	262.7	166.1	428.8	4.9%
International	708.4	491.3	1,199.6	13.6%
Bermuda	688.5	905.0	1,593.5	18.1%
Total excluding A&E	3,710.7	4,400.6	8,111.4	92.0%
A&E	375.7	328.8	704.5	8.0%
Total including A&E	$ 4,086.5	$ 4,729.4	$ 8,815.9	100.0%

(Some amounts may not reconcile due to rounding.)

	At December 31, 2008
	Case	IBNR	Total	% of
(Dollars in millions)	Reserves	Reserves	Reserves	Total
U.S. Reinsurance	$ 1,384.7	$ 1,884.1	$ 3,268.8	37.0%
U.S. Insurance	589.1	1,217.8	1,806.9	20.4%
Specialty Underwriting	260.8	163.4	424.2	4.8%
International	664.3	427.3	1,091.6	12.3%
Bermuda	634.9	827.4	1,462.3	16.5%
Total excluding A&E	3,533.7	4,520.1	8,053.8	91.1%
A&E	434.5	352.3	786.8	8.9%
Total including A&E	$ 3,968.2	$ 4,872.4	$ 8,840.7	100.0%

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2009	2008	2009	2008
Gross basis:
Beginning of period reserves	$ 768.8	$ 901.0	$ 786.8	$ 922.8
Incurred losses	-	-	-	-
Paid losses	(64.3)	(30.0)	(82.3)	(51.8)
End of period reserves	$ 704.5	$ 871.0	$ 704.5	$ 871.0

Net basis:
Beginning of period reserves	$ 731.9	$ 843.2	$ 749.1	$ 827.4
Incurred losses	-	-	-	-
Paid losses	(57.9)	(22.7)	(75.1)	(6.9)
End of period reserves	$ 673.9	$ 820.5	$ 673.9	$ 820.5

(Some amounts may not reconcile due to rounding.)

At June 30, 2009, the gross reserves for A&E losses were comprised of $138.1 million representing case reserves reported by ceding companies, $148.1 million representing additional case reserves established by us on assumed reinsurance claims, $89.5 million representing case reserves established by us on direct excess insurance claims, including Mt. McKinley, and $328.8 million representing IBNR reserves.

With respect to asbestos only, at June 30, 2009, we had gross asbestos loss reserves of $660.6 million, or 93.8%, of total A&E reserves, of which $501.5 million was for assumed business and $159.1 million was for direct business.

Industry analysts use the “survival ratio” to compare the A&E reserves among companies with such liabilities. The survival ratio is typically calculated by dividing a company’s current net reserves by the three year average of annual paid losses. Hence, the survival ratio equals the number of years that it would take to exhaust the current reserves if future loss payments were to continue at historical levels. Using this measurement, our net three year asbestos survival ratio was 2.1 years for direct business and 10.2 years for reinsurance business at June 30, 2009. These metrics can be skewed by individual large settlements occurring in the prior three years and therefore, may not be indicative of the timing of future payments. This affect is influencing, by comparison, the lower number for the insurance business.

Shareholders’ Equity. Our shareholders’ equity increased to $5,545.4 million at June 30, 2009 from $4,960.4 million at December 31, 2008. This increase was the result of $381.1 million in net income, unrealized appreciation on investments, net of tax, of $232.2 million, $71.4 million of foreign currency translation adjustment and $7.1 million of share-based compensation transactions, partially offset by $59.1 million of shareholder dividends and $49.4 million of common share repurchases.

LIQUIDITY AND CAPITAL RESOURCES

Capital. Our business operations are in part dependent on our financial strength and financial strength ratings, and the market’s perception of our financial strength, as measured by shareholders’ equity, which was $5,545.4 million at June 30, 2009 and $4,960.4 million at December 31, 2008. On March 13, 2009, Everest Re and Everest National Insurance Company, wholly owned indirect subsidiaries of the Company, received notification of a one level ratings downgrade by Standard & Poor’s Ratings Services. We continue to possess significant financial flexibility and access to the debt and equity markets as a result of our perceived financial strength, as evidenced by the financial strength ratings as assigned by independent rating agencies. During the last six months of 2008 and into 2009, the capital markets have been illiquid in reaction to the deepening credit crisis which has led to bank and other financial institution failures and effective failures. Credit spreads widened and the equity markets declined significantly during this period making access to the capital markets, for even highly rated companies, difficult and costly. Our capital position remains strong, commensurate with our financial ratings. We have ample liquidity to meet our financial obligations for the foreseeable future. Therefore, we have no foreseeable need to enter the capital markets in the near term.

From time to time, we have used open market share repurchases to adjust our capital position and enhance long term expected returns to our shareholders. On July 21, 2008, our existing authorization to purchase up to 5 million of our shares was amended to authorize the purchase of up to 10 million shares. As of June 30, 2009, we had repurchased 4.9 million shares under this authorization.

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

Our liquidity requirements are generally met from positive cash flow from operations. Positive cash flow results from reinsurance and insurance premiums being collected prior to disbursements for claims, which disbursements generally take place over an extended period after the collection of premiums, sometimes a period of many years. Collected premiums are generally invested, prior to their use in such disbursements, and investment income provides additional funding for loss payments. Our net cash flows from operating activities were $283.9 million and $232.3 million for the six months ended June 30, 2009 and 2008, respectively. Additionally, these cash flows reflected net tax payments of $67.8 million and $100.7 million for the six months ended June 30, 2009 and 2008, respectively; net catastrophe loss payments of $126.6 million and $148.2 million for the six months ended June 30, 2009 and 2008, respectively; and net A&E payments of $75.1 million and $6.9 million for the six months ended June 30, 2009 and 2008, respectively.

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

As the timing of payments for claims and benefits cannot be predicted with certainty, we maintain portfolios of long term invested assets with varying maturities, along with short-term investments that provide additional liquidity for payment of claims. At June 30, 2009 and December 31, 2008, we held cash and short-term investments of $1,579.7 million and $2,095.5 million, respectively. All of our short-term investments are readily marketable and can be converted to cash. In addition to these cash and short-term investments at June 30, 2009, we had $557.9 million of available for sale fixed maturity securities maturing within one year or less, $2,740.4 million maturing within one to five years and $5,584.2 million maturing after five years. Our $148.0 million of equity securities are comprised primarily of publicly traded securities that can be easily liquidated. We believe that these fixed maturity and equity securities, in conjunction with the short-term investments and positive cash flow from operations, provide ample sources of liquidity for the expected payment of losses in the near future. We do not anticipate selling securities or using available credit facilities to pay losses and LAE but have the ability to do so. Sales of securities might result in realized capital gains or losses and at June 30, 2009 we had $29.8 million of net pre-tax unrealized appreciation, comprised of $408.7 million of pre-tax unrealized appreciation and $378.9 million of pre-tax unrealized depreciation.

Management expects annual positive cash flow from operations, which in general reflects the strength of overall pricing, to persist over the near term, absent any unusual catastrophe activity. In the intermediate and long term, our cash flow from operations will be impacted to the extent by which competitive pressures affect overall pricing in our markets and by which our premium receipts are impacted from our strategy of emphasizing underwriting profitability over premium volume.

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

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth. Minimum net worth is an amount equal to the sum of $3,575.4 million plus 25% of consolidated net income for each of Group’s fiscal quarters, for which statements are available ending on or after January 1, 2007 and for which consolidated net income is positive, plus 25% of any increase in consolidated net worth during such period attributable to the issuance of ordinary and preferred shares, which at June 30, 2009, was $3,953.5 million. As of June 30, 2009, the Company was in compliance with all Group Credit Facility covenants.

At June 30, 2009, there were outstanding letters of credit under tranche one of $5.7 million and $338.5 million under tranche two of the Group Credit Facility, respectively. At December 31, 2008, there were no outstanding letters of credit under tranche one and $411.9 million under tranche two of the Group Credit Facility.

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

The Holdings Credit Facility requires Holdings to maintain a debt to capital ratio of not greater than 0.35 to 1 and Everest Re to maintain its statutory surplus at $1.5 billion plus 25% of future aggregate net income and 25% of future aggregate capital contributions after December 31, 2005, which at June 30, 2009, was $1,860.5 million. As of June 30, 2009, Holdings was in compliance with all Holdings Credit Facility covenants.

At June 30, 2009 and December 31, 2008, there were outstanding letters of credit of $28.0 million under the Holdings Credit Facility.

Costs incurred in connection with the Group Credit Facility and the Holdings Credit Facility were $0.3 million for the three months ended June 30, 2009 and 2008 and $0.7 million for the six months ended June 30, 2009 and 2008.

Market Sensitive Instruments.

The Securities and Exchange Commission’s (“SEC”) Financial Reporting Release #48 requires registrants to clarify and expand upon the existing financial statement disclosure requirements for derivative financial instruments, derivative commodity instruments and other financial instruments (collectively, “market sensitive instruments”). We do not generally enter into market sensitive instruments for trading purposes.

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

Interest Rate Risk. Our $14.2 billion investment portfolio at June 30, 2009 is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations and some foreign exchange rate risk. The impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity portfolio, including short-term investments, from a change in market interest rates. In a declining interest rate environment, it includes prepayment risk on the $2,457.2 million of mortgage-backed securities in the $11,851.5 million fixed maturity portfolio. Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The table below displays the potential impact of market value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $1,107.4 million of short-term investments) for the period indicated based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates. For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually. To generate appropriate price estimates on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account. For legal entities with a non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios.

	Impact of Interest Rate Shift in Basis Points
	At June 30, 2009
(Dollars in millions)	-200	-100	0	100	200

Total Market/Fair Value	$14,020.0	$13,503.9	$12,958.9	$12,401.4	$11,865.8
Market/Fair Value Change from Base (%)	8.2%	4.2%	0.0%	-4.3%	-8.4%
Change in Unrealized Appreciation
After-tax from Base ($)	$797.7	$408.9	$-	$(422.3)	$(832.9)

We had $8,815.9 million and $8,840.7 million of gross reserves for losses and LAE as of June 30, 2009 and December 31, 2008, respectively. These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money. Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value. As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases. These movements are the opposite of the interest rate impacts on the fair value of investments. While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid. Our loss and loss reserve obligations have an expected duration of approximately 4.1 years, which is reasonably consistent with our fixed income portfolio. If we were to discount our loss and LAE reserves, net of $0.6 billion of reinsurance receivables on unpaid losses, the discount would be approximately $1.4 billion resulting in a discounted reserve balance of approximately $6.7 billion, representing approximately 52% of the market value of the fixed maturity investment portfolio funds.

Equity Risk. Equity risk is the potential change in fair and/or market value of the common stock and preferred stock portfolios arising from changing equity prices. Our equity investments consist of a diversified portfolio of individual securities and mutual funds, which invest principally in high quality common and preferred stocks that are traded on the major exchanges. The primary objective of the equity portfolio was to obtain greater total return relative to bonds over time through market appreciation and income.

The table below displays the impact on fair/market value and after-tax change in fair/market value of a 10% and 20% change in equity prices up and down for the period indicated.

	Impact of Percentage Change in Equity Fair/Market Values
	At June 30, 2009
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$118.4	$133.2	$148.0	$162.8	$177.6
After-tax Change in Fair/Market Value	(19.5)	(9.7)	-	9.7	19.5

Foreign Currency Risk. Foreign currency risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates. Each of our non-U.S./Bermuda (“foreign”) operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines. Generally, we prefer to maintain the capital of our operations in U.S. dollar assets, although this varies by regulatory jurisdiction in accordance with market needs. Each foreign operation may conduct business in its local currency, as well as the currency of other countries in which it operates. The primary foreign currency exposures for these foreign operations are the Canadian Dollar, the British Pound Sterling and the Euro. We mitigate foreign exchange exposure by generally matching the currency and duration of our assets to our corresponding operating liabilities. In accordance with FAS No. 52, “Foreign Currency Translation”, we translate the assets, liabilities and income of non-U.S. dollar functional currency legal entities to the U.S. dollar. This translation amount is reported as a component of other comprehensive income. As of June 30, 2009 there has been no material change in exposure to foreign exchange rates as compared to December 31, 2008.

Equity Index Put Options. Although not considered material in the context of our aggregate exposure to market sensitive instruments, we have issued six equity index put options based on the Standard & Poor’s 500 (“S&P 500”) index and one equity index put option based on the FTSE 100 index, that are market sensitive and sufficiently unique to warrant supplemental disclosure.

We sold six equity index put options based on the S&P 500 index for total consideration, net of commissions, of $22.5 million. At June 30, 2009, fair value for these equity put options was $52.1 million. These contracts each have a single exercise date, with maturities ranging from 12 to 30 years and strike prices ranging from $1,141.21 to $1,540.63. No amounts will be payable under these contracts if the S&P 500 index is at or above the strike prices on the exercise dates, which fall between June 2017 and March 2031. If the S&P 500 index is lower than the strike price on the applicable exercise date, the amount due would vary proportionately with the percentage by which the index is below the strike price. Based on historical index volatilities and trends and the June 30, 2009 index value, the Company estimates the probability for each contract of the S&P 500 index falling below the strike price on the exercise date to be less than 52%. The theoretical maximum payouts under the contracts would occur if on each of the exercise dates the S&P 500 index value were zero. At June 30, 2009, the present value of these theoretical maximum payouts using a 6% discount factor was $246.6 million.

We sold one equity index put option based on the FTSE 100 index for total consideration, net of commissions, of $6.7 million. At June 30, 2009, fair value for this equity put option was $6.8 million. This contract has an exercise date of July 2020 and a strike price of £5,989.75. No amount will be payable under this contract if the FTSE 100 index is at or above the strike price on the exercise date. If the FTSE 100 index is lower than the strike price on the exercise date, the amount due will vary proportionately with the percentage by which the index is below the strike price. Based on historical index volatilities and trends and the June 30, 2009 index value, the Company estimates the probability that the FTSE 100 index contract will fall below the strike price on the exercise date to be less than 55%. The theoretical maximum payout under the contract would occur if on the exercise date the FTSE 100 index value was zero. At June 30, 2009, the present value of the theoretical maximum payout using a 6% discount factor and current exchange rate was $28.3 million.

Because the equity index put options meet the definition of a derivative under FAS 133, we report the fair value of these instruments in our consolidated balance sheets as a liability and record any changes to fair value in our consolidated statements of operations and comprehensive income as net derivative expense or income. Our financial statements reflect fair values for our obligations on these equity put options at June 30, 2009 and December 31, 2008 of $58.9 million and $60.6 million, respectively; however, we do not believe that the ultimate settlement of these transactions is likely to require a payment that would exceed the initial consideration received or any payment at all.

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

	Equity Indices Put Options Obligation – Sensitivity Analysis
(Dollars in millions)	At June 30, 2009
Interest Rate Shift in Basis Points:	-200	-100	0	100	200
Total Fair Value	$99.9	$76.9	$58.9	$44.9	$34.0
Fair Value Change from Base (%)	-69.6%	-30.6%	0.0%	23.8%	42.3%

Equity Indices Shift in Points (S&P 500/FTSE 100):	-500/-2000	-250/-1000	0	250/1000	500/2000
Total Fair Value	$129.6	$86.1	$58.9	$41.4	$29.9
Fair Value Change from Base (%)	-120.1%	-46.2%	0.0%	29.7%	49.3%

Combined Interest Rate /	-200	-100	0	100	200
Equity Indices Shift (S&P 500/FTSE 100):	-500/-2000	-250/-1000	0/0	250/1000	500/2000
Total Fair Value	$192.2	$109.0	$58.9	$30.7	$15.5
Fair Value Change from Base (%)	-226.3%	-85.0%	0.0%	47.9%	73.7%

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

ITEM 1A. RISK FACTORS

No material changes.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities.

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
April 1 - 30, 2009	0	$-	0	5,833,830
May 1 - 31, 2009	125,000	$67.2757	125,000	5,708,830
June 1 - 30, 2009	582,900	$70.3538	582,900	5,125,930
Total	707,900	$69.8103	707,900	5,125,930

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Annual General Meeting of Shareholders of Everest Re Group, Ltd. was held on May 13, 2009.
(b)	All director nominees were elected.
(c)	Each matter voted upon at the meeting and the votes cast with respect to each such matter are as follows:

	Votes Cast
	59,660,049

		Against or
	For	Withheld	Abstain	Non-votes
Election of directors for a term expiring 2012:
Martin Abrahams	39,005,154	20,654,895	N/A	-
John R. Dunne	41,073,256	18,586,793	N/A	-
John A. Weber	41,303,598	18,356,451	N/A	-

Approval of the appointment of an
independent registered public
accounting firm for the 2009 audit	59,597,286	49,129	13,634	-

Approval of the 2009 Non-Employee Director
Stock Option and Restricted Stock Plan	51,477,888	6,690,135	13,753	1,478,273

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Index:

Exhibit No.                 Description

10.1	Everest Re Group, Ltd. 2009 Stock Option and Restricted Stock Plan for Non-employee Directors

10.2	Employment Agreement between Everest Global Services, Inc. and its parents, direct and indirect subsidiaries and affiliates and Craig Eisenacher

31.1	Section 302 Certification of Joseph V. Taranto

31.2	Section 302 Certification of Dominic J. Addesso

32.1	Section 906 Certification of Joseph V. Taranto and Dominic J. Addesso

Everest Re Group, Ltd.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Everest Re Group, Ltd.

(Registrant)

/S/ DOMINIC J. ADDESSO

Dominic J. Addesso

Executive Vice President and

Chief Financial Officer

     (Duly Authorized Officer and Principal Financial Officer)

Dated: August 10, 2009