Form 10-Q
period 2009-09-30
EVEREST RE GROUP LTD
filed 2009-11-09
CIK 1095073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2009	Commission file number: 1-15731

EVEREST RE GROUP, LTD.
(Exact name of registrant as specified in its charter)

Bermuda	98-0365432
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

Large accelerated filer	X	Accelerated filer
Non-accelerated filer		Smaller reporting company
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Class	At November 1, 2009
Common Shares, $0.01 par value	60,382,170

EVEREST RE GROUP, LTD

Form 10-Q

Page
PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

PART I

ITEM 1.  FINANCIAL STATEMENTS

EVEREST RE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Dollars in thousands, except par value per share)	2009	2008
	(unaudited)
ASSETS:
Fixed maturities - available for sale, at market value	$12,637,625	$10,759,612
(amortized cost: 2009, $12,175,370; 2008, $10,932,076)
Fixed maturities - available for sale, at fair value	52,815	43,090
Equity securities - available for sale, at market value (cost: 2009, $14,244; 2008, $14,915)	16,572	16,900
Equity securities - available for sale, at fair value	158,456	119,829
Short-term investments	1,340,481	1,889,799
Other invested assets (cost: 2009, $644,320; 2008, $687,265)	642,025	679,356
Cash	265,075	205,694
Total investments and cash	15,113,049	13,714,280
Accrued investment income	149,193	149,215
Premiums receivable	979,127	908,110
Reinsurance receivables	625,138	657,169
Funds held by reinsureds	382,062	331,817
Deferred acquisition costs	367,663	354,992
Prepaid reinsurance premiums	104,356	79,379
Deferred tax asset	245,471	442,367
Federal income taxes recoverable	44,810	32,295
Other assets	118,022	176,966
TOTAL ASSETS	$18,128,891	$16,846,590

LIABILITIES:
Reserve for losses and loss adjustment expenses	$8,889,681	$8,840,660
Future policy benefit reserve	66,153	66,172
Unearned premium reserve	1,467,392	1,335,511
Funds held under reinsurance treaties	89,859	83,431
Losses in the course of payment	47,219	45,654
Commission reserves	41,877	52,460
Other net payable to reinsurers	51,676	51,138
8.75% Senior notes due 3/15/2010	199,931	199,821
5.4% Senior notes due 10/15/2014	249,759	249,728
6.6% Long term notes due 5/1/2067	238,347	399,643
Junior subordinated debt securities payable	329,897	329,897
Accrued interest on debt and borrowings	12,821	11,217
Equity index put option liability	61,022	60,552
Unsettled securities payable	157,305	1,476
Other liabilities	141,000	158,875
Total liabilities	12,043,939	11,886,235

Commitments and contingencies (Note 8)

SHAREHOLDERS' EQUITY:
Preferred shares, par value: $0.01; 50 million shares authorized;
no shares issued and outstanding	-	-
Common shares, par value: $0.01; 200 million shares authorized; (2009) 65.8 million and
(2008) 65.6 million issued	658	656
Additional paid-in capital	1,836,342	1,824,552
Accumulated other comprehensive income (loss), net of deferred income tax expense
of $117.9 million at 2009 and tax benefit of $16.5 million at 2008	332,564	(291,851)
Treasury shares, at cost; 5.4 million shares (2009) and 4.2 million shares (2008)	(482,824)	(392,329)
Retained earnings	4,398,212	3,819,327
Total shareholders' equity	6,084,952	4,960,355
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$18,128,891	$16,846,590

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share amounts)	2009	2008	2009	2008
	(unaudited)		(unaudited)
REVENUES:
Premiums earned	$975,380	$931,859	$2,864,578	$2,785,927
Net investment income	165,387	164,478	401,350	490,527
Net realized capital gains (losses):
Other-than-temporary impairments on fixed maturity securities	-	(153,435)	(13,210)	(159,935)
Other-than-temporary impairments on fixed maturity securities
transferred to other comprehensive income	-	-	-	-
Other net realized capital gains (losses)	31,063	(139,930)	2,598	(301,379)
Total net realized capital gains (losses)	31,063	(293,365)	(10,612)	(461,314)
Realized gain on debt repurchase	-	-	78,271	-
Net derivative (expense) income	(2,118)	14,943	(470)	13,228
Other expense	(13,204)	(8,243)	(15,995)	(23,570)
Total revenues	1,156,508	809,672	3,317,122	2,804,798

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	587,247	813,668	1,723,937	1,963,760
Commission, brokerage, taxes and fees	229,257	218,045	684,509	689,905
Other underwriting expenses	48,937	40,335	134,409	120,307
Interest, fees and bond issue cost amortization expense	17,376	19,795	54,634	59,376
Total claims and expenses	882,817	1,091,843	2,597,489	2,833,348

INCOME (LOSS) BEFORE TAXES	273,691	(282,171)	719,633	(28,550)
Income tax expense (benefit)	45,073	(49,044)	109,871	(26,383)

NET INCOME (LOSS)	$228,618	$(233,127)	$609,762	$(2,167)
Other comprehensive income (loss), net of tax	376,448	(248,664)	681,727	(421,714)

COMPREHENSIVE INCOME (LOSS)	$605,066	$(481,791)	$1,291,489	$(423,881)

EARNINGS PER COMMON SHARE:
Basic	$3.76	$(3.79)	$9.97	$(0.04)
Diluted	$3.75	$(3.79)	$9.94	$(0.04)
Dividends declared	$0.48	$0.48	$1.44	$1.44

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share amounts)	2009	2008	2009	2008
	(unaudited)		(unaudited)
COMMON SHARES (shares outstanding):
Balance, beginning of period	60,852,944	61,643,803	61,414,027	62,863,845
Issued during the period, net	36,647	66,278	183,464	176,536
Treasury shares acquired	(491,731)	(302,000)	(1,199,631)	(1,632,300)
Balance, end of period	60,397,860	61,408,081	60,397,860	61,408,081

COMMON SHARES (par value):
Balance, beginning of period	$657	$655	$656	$654
Issued during the period, net	1	1	2	2
Balance, end of period	658	656	658	656

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	1,831,695	1,816,174	1,824,552	1,805,844
Share-based compensation plans	4,647	5,195	11,753	15,431
Other	-	37	37	131
Balance, end of period	1,836,342	1,821,406	1,836,342	1,821,406

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS),
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	(43,884)	(9,895)	(291,851)	163,155
Cumulative adjustment of initial adoption (1), net of tax	-	-	(57,312)	-
Net increase (decrease) during the period	376,448	(248,664)	681,727	(421,714)
Balance, end of period	332,564	(258,559)	332,564	(258,559)

RETAINED EARNINGS:
Balance, beginning of period	4,198,694	4,127,991	3,819,327	3,956,701
Cumulative adjustment of initial adoption (1), net of tax	-	-	57,312	-
Net income (loss)	228,618	(233,127)	609,762	(2,167)
Dividends declared ($0.48 per quarter and $1.44 year-to-date
per share in 2009 and 2008)	(29,100)	(29,463)	(88,189)	(89,133)
Balance, end of period	4,398,212	3,865,401	4,398,212	3,865,401

TREASURY SHARES AT COST:
Balance, beginning of period	(441,747)	(367,322)	(392,329)	(241,584)
Purchase of treasury shares	(41,077)	(25,006)	(90,495)	(150,744)
Balance, end of period	(482,824)	(392,328)	(482,824)	(392,328)

TOTAL SHAREHOLDERS' EQUITY, END OF PERIOD	$6,084,952	$5,036,576	$6,084,952	$5,036,576

(1) The cumulative adjustment to accumulated other comprehensive income (loss), net of deferred income taxes and retained earnings represents the effect of initially adopting ASC 320-10-65-1
(FASB Staff Position No. FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments").

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2009	2008	2009	2008
	(unaudited)		(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$228,618	$(233,127)	$609,762	$(2,167)
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable	10,974	9,685	(48,369)	23,195
Increase in funds held by reinsureds, net	7,458	(7,133)	(23,327)	(33,500)
Decrease (increase) in reinsurance receivables	34,620	(25,938)	78,435	(12,877)
Decrease (increase) in deferred tax asset	5,771	59,187	59,989	(31,615)
Increase (decrease) in reserve for losses and loss adjustment expenses	26,614	291,530	(152,544)	357,606
Decrease in future policy benefit reserve	(1,168)	(3,972)	(20)	(11,524)
Increase (decrease) in unearned premiums	103,568	17,019	114,033	(137,396)
Change in equity adjustments in limited partnerships	(23,512)	21,051	29,964	5,453
Change in other assets and liabilities, net	(56,631)	(54,159)	(24,819)	(33,827)
Non-cash compensation expense	3,534	2,941	10,290	13,511
Amortization of bond premium	5,912	4,905	12,793	9,381
Amortization of underwriting discount on senior notes	48	45	142	133
Realized gain on debt repurchase	-	-	(78,271)	-
Net realized capital (gains) losses	(31,063)	293,365	10,612	461,314
Net cash provided by operating activities	314,743	375,399	598,670	607,687

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale, at market value	364,585	154,577	924,998	701,138
Proceeds from fixed maturities matured/called - available for sale, at fair value	-	-	5,570	-
Proceeds from fixed maturities sold - available for sale, at market value	109,963	95,500	239,621	225,447
Proceeds from fixed maturities sold - available for sale, at fair value	4,010	-	12,012	-
Proceeds from equity securities sold - available for sale, at market value	23,067	-	24,143	-
Proceeds from equity securities sold - available for sale, at fair value	11,309	345,063	23,548	674,297
Distributions from other invested assets	27,280	52,045	50,591	65,926
Cost of fixed maturities acquired - available for sale, at market value	(840,561)	(582,558)	(2,203,804)	(2,435,862)
Cost of fixed maturities acquired - available for sale, at fair value	(2,548)	(11,444)	(19,101)	(11,444)
Cost of equity securities acquired - available for sale, at market value	-	(16)	-	(456)
Cost of equity securities acquired - available for sale, at fair value	(12,948)	(181,408)	(32,247)	(330,789)
Cost of other invested assets acquired	(11,882)	(176,333)	(36,624)	(224,432)
Net change in short-term securities	(229,898)	55,779	561,164	1,019,830
Net change in unsettled securities transactions	104,102	(52,820)	157,430	(58,562)
Net cash used in investing activities	(453,521)	(301,615)	(292,699)	(374,907)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares issued during the period, net	1,114	2,292	1,502	2,053
Purchase of treasury shares	(41,077)	(25,006)	(90,495)	(150,744)
Net cost of debt repurchase	-	-	(83,026)	-
Dividends paid to shareholders	(29,100)	(29,463)	(88,189)	(89,133)
Net cash used in financing activities	(69,063)	(52,177)	(260,208)	(237,824)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	616	(23,855)	13,618	(21,893)

Net (decrease) increase in cash	(207,225)	(2,248)	59,381	(26,937)
Cash, beginning of period	472,300	225,878	205,694	250,567
Cash, end of period	$265,075	$223,630	$265,075	$223,630

SUPPLEMENTAL CASH FLOW INFORMATION
Cash transactions:
Income taxes paid (recovered)	$2,983	$(97,418)	$70,762	$3,286
Interest paid	$14,194	$13,937	$52,318	$53,004

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended September 30, 2009 and 2008

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

2.  Basis of Presentation

The unaudited consolidated financial statements of the Company for the three and nine months ended September 30, 2009 and 2008 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis.  Certain financial information, which is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), has been omitted since it is not required for interim reporting purposes. The December 31, 2008 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  The results for the three and nine months ended September 30, 2009 and 2008 are not necessarily indicative of the results for a full year.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2008, 2007 and 2006 included in the Company’s most recent Form 10-K filing.

Financial Accounting Standards Board Launched Accounting Codification

The Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles”. This guidance establishes the FASB Accounting Standards CodificationTM (“Codification” or “ASC”) as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative.

Following the Codification, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.

GAAP is not intended to be changed as a result of the FASB’s Codification, but it will change the way the guidance is organized and presented. As a result, these changes will have a significant impact on how companies reference GAAP in their financial statements and in the accounting policies for financial statements issued for interim and annual periods ending after September 15, 2009.

Application of Recently Issued Accounting Standard Changes

Additional Disclosures for Derivative Instruments. On January 1, 2009, the Company adopted the additional disclosure requirements of ASC 815-10-65-1 (FASB No. 161 “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133”).  The standard requires enhanced disclosures on derivative instruments and hedged items. No comparative information for periods prior to the effective date is required. ASC 815-10-65-1 had no impact on how the Company accounts for these items.

Revisions to Earnings per Share Calculation. ASC 260-10-45 to 66 (FASB Staff Position (“FSP”) Emerging Issues Task Force 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”) requires unvested share-based payment awards that contain non-forfeitable rights to dividends be considered as a separate class of common stock and included in the earnings per share calculation using the two-class method. The Company’s restricted share awards meet this definition and are therefore included in the basic earnings per share calculation. All prior period earnings per share data presented have been adjusted retrospectively.

Measurement of Fair Value in Inactive Markets. ASC 820-10-65-4 (FSP No. FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”) reaffirms that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. It also reaffirms the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. There was no impact to the Company’s financial statements upon adoption.

Other-Than-Temporary Impairments on Investment Securities. ASC 320-10-65-1 (FSP No. FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments”) amends the recognition guidance for other-than-temporary impairments of debt securities and expands the financial statement disclosures for other-than-temporary impairments on debt and equity securities. For available for sale debt securities that the Company has no intent to sell and more likely than not will not be required to sell prior to recovery, only the credit loss component of the impairment would be recognized in earnings, while the rest of the fair value loss would be recognized in accumulated other comprehensive income.  The Company adopted ASC 320-10-65-1 guidance effective April 1, 2009.  Upon adoption the Company recognized a $57.3 million cumulative-effect adjustment from retained earnings, net of $8.3 million of tax.

Interim Disclosures about Fair Value of Financial Instruments. ASC 825-10-65-1 (FSP FAS 107-1 and FSP APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments”) requires quarterly disclosures on the qualitative and quantitative information about the fair value of all financial instruments including methods and significant assumptions used to estimate fair value during the period. These disclosures were previously only done annually. The Company included these disclosures in the second quarter 2009 Notes to Consolidated Interim Financial Statements.

Subsequent Events Disclosures. ASC 855-10-50 (FAS 165 “Subsequent Events”) requires a disclosure as to the date through which subsequent events have been evaluated as well as whether that date is the date the financial statements were issued. The Company included this disclosure in its second quarter 2009 Notes to Consolidated Interim Financial Statements.

Future Accounting Standard Changes

Fair Value Disclosures about Pension Plan Assets. ASC 715-20-65-2 (FSP FAS 132(R)-1 “Employers’ Disclosures about Postretirement Benefit Plan Assets”) requires that information about plan assets be disclosed, on an annual basis, based on the fair value disclosure requirements of ASC 820-10. The Company will be required to separate plan assets into the three fair value hierarchy levels and provide a roll forward of the changes in fair value of plan assets classified as Level 3 in the 2009 annual consolidated financial statements. These disclosures have no effect on the Company’s accounting for plan benefits and obligations.

3.  Investments

The amortized cost, market value and gross unrealized appreciation and depreciation of available for sale, fixed maturity and equity security investments, carried at market value, are as follows for the periods indicated:

	At September 30, 2009
	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$337,184	$20,109	$(1,677)	$355,616
Obligations of U.S. states and political subdivisions	3,747,780	231,278	(12,632)	3,966,426
Corporate securities	2,331,007	111,093	(46,339)	2,395,761
Asset-backed securities	309,288	9,176	(6,327)	312,137
Mortgage-backed securities
Commercial	475,911	5,359	(49,610)	431,660
Agency residential	2,015,323	68,626	(457)	2,083,492
Non-agency residential	188,646	284	(28,204)	160,726
Foreign government securities	1,500,230	112,474	(7,933)	1,604,771
Foreign corporate securities	1,270,001	73,431	(16,396)	1,327,036
Total fixed maturity securities	$12,175,370	$631,830	$(169,575)	$12,637,625
Equity securities	$14,244	$2,330	$(2)	$16,572

	At December 31, 2008
	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$354,195	$55,186	$(663)	$408,718
Obligations of U.S. states and political subdivisions	3,846,754	113,885	(164,921)	3,795,718
Corporate securities	2,408,978	60,898	(198,479)	2,271,397
Asset-backed securities	281,808	654	(29,213)	253,249
Mortgage-backed securities
Commercial	440,833	-	(90,108)	350,725
Agency residential	1,334,042	26,331	(502)	1,359,871
Non-agency residential	213,484	-	(45,688)	167,796
Foreign government securities	1,087,731	117,973	(23,598)	1,182,106
Foreign corporate securities	964,251	56,813	(51,032)	970,032
Total fixed maturity securities	$10,932,076	$431,740	$(604,204)	$10,759,612
Equity securities	$14,915	$1,985	$-	$16,900

In accordance with ASC 320-10-65-1, the Company reclassified previously other-than-temporary impairments from retained earnings into accumulated other comprehensive income.  The pre-tax amount of the reclassification was $65.7 million with $65.4 million related to corporate securities and $0.3 million related to foreign corporate securities.  At September 30, 2009, the cumulative unrealized depreciation on these securities had improved and the remaining unrealized depreciation for the corporate securities was $13.0 million and the foreign corporate securities were in an unrealized appreciation position at September 30, 2009.

The amortized cost and market value of fixed maturities are shown in the following table by contractual maturity.  Mortgage-backed securities generally are more likely to be prepaid than other fixed maturities. As the stated maturity of such securities may not be indicative of actual maturities, the totals for mortgage-backed and asset-backed securities are shown separately.

	At September 30, 2009
	Amortized	Market
(Dollars in thousands)	Cost	Value
Fixed maturity securities – available for sale
Due in one year or less	$573,183	$594,689
Due after one year through five years	2,894,035	3,032,711
Due after five years through ten years	2,474,668	2,610,605
Due after ten years	3,244,316	3,411,605
Asset-backed securities	309,288	312,137
Mortgage-backed securities
Commercial	475,911	431,660
Agency residential	2,015,323	2,083,492
Non-agency residential	188,646	160,726
Total fixed maturity securities	$12,175,370	$12,637,625

The changes in net unrealized appreciation (depreciation) for the Company’s investments are derived from the following sources for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2009	2008	2009	2008
Increase (decrease) during the period between the market value and cost of investments carried at market value, and deferred taxes thereon:
Fixed maturity securities	$428,617	$(254,242)	$700,376	$(468,894)
Fixed maturity securities ASC 320-10-65-1 adjustment	-	-	(65,658)	-
Equity securities	448	612	343	494
Other invested assets	3,387	(2,231)	5,614	(3,122)
Change in unrealized appreciation (depreciation), pre-tax	432,452	(255,861)	640,675	(471,522)
Deferred tax (expense) benefit	(88,942)	65,403	(130,628)	116,078
Deferred tax benefit ASC 320-10-65-1 adjustment	-	-	8,346	-
Change in unrealized appreciation (depreciation),
net of deferred taxes, included in shareholders’ equity	$343,510	$(190,458)	$518,393	$(355,444)

The Company frequently reviews its investment portfolio for declines in market value and focuses its attention on securities whose fair value has fallen below 80% of their amortized value at the time of review.  The Company then assesses whether the decline in value is temporary or other-than-temporary.  In making its assessment, the Company evaluates the current market and interest rate environment as well as specific issuer information.  Generally, a change in a security’s value caused by a change in the market or interest rate environment does not constitute an other-than-temporary impairment, but rather a temporary decline in market value.  Temporary declines in market value are recorded as unrealized losses in accumulated other comprehensive income.  If the Company determines that the decline is other-than-temporary and the Company does not have the intent to sell the security; and it is more likely than not the Company will not have to sell the security before recovery of its cost basis, the carrying value of the investment is written down to fair value.  The fair value adjustment that is credit related is recorded in net realized capital gains (losses) in the Company’s consolidated statements of operations and comprehensive income.  The fair value adjustment that is non-credit related is recorded as a component of other comprehensive income, net of tax, and is included in accumulated other comprehensive income in the Company’s consolidated balance sheets.  The Company’s assessments are based on the issuers current and expected future financial position, timeliness with respect to interest and/or principal payments, speed of repayments and any applicable credit enhancements or breakeven constant default rates on mortgage-backed and asset-backed securities, as well as relevant information provided by rating agencies, investment advisors and analysts.

Retrospective adjustments are employed to recalculate the values of asset-backed securities. All of the Company’s asset-backed and mortgage-backed securities have a pass-through structure. Each acquisition lot is reviewed to recalculate the effective yield. The recalculated effective yield is used to derive a book value as if the new yield were applied at the time of acquisition. Outstanding principal factors from the time of acquisition to the adjustment date are used to calculate the prepayment history for all applicable securities. Conditional prepayment rates, computed with life to date factor histories and weighted average maturities, are used in the calculation of projected and prepayments for pass-through security types.

The tables below display the aggregate market value and gross unrealized depreciation of fixed maturity securities, by security type and maturity type, in each case subdivided according to length of time that individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration by security type of unrealized loss at September 30, 2009
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$83,202	$(1,677)	$-	$-	$83,202	$(1,677)
Obligations of U.S. states and political subdivisions	15,698	(736)	254,791	(11,896)	270,489	(12,632)
Corporate securities	116,139	(13,318)	423,993	(33,021)	540,132	(46,339)
Asset-backed securities	2,618	(203)	58,303	(6,124)	60,921	(6,327)
Mortgage-backed securities
Commercial	-	-	319,335	(49,610)	319,335	(49,610)
Agency residential	60,630	(435)	4,274	(22)	64,904	(457)
Non-agency residential	1	(1)	159,349	(28,203)	159,350	(28,204)
Foreign government securities	131,053	(6,553)	46,898	(1,380)	177,951	(7,933)
Foreign corporate securities	177,058	(11,038)	116,586	(5,358)	293,644	(16,396)
Total fixed maturity securities	$586,399	$(33,961)	$1,383,529	$(135,614)	$1,969,928	$(169,575)

	Duration by maturity of unrealized loss at September 30, 2009
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities
Due in one year or less	$83,509	$(7,867)	$54,485	$(846)	$137,994	$(8,713)
Due in one year through five years	254,768	(12,863)	180,862	(11,485)	435,630	(24,348)
Due in five years through ten years	145,700	(10,210)	142,075	(5,031)	287,775	(15,241)
Due after ten years	39,173	(2,382)	464,846	(34,293)	504,019	(36,675)
Asset-backed securities	2,618	(203)	58,303	(6,124)	60,921	(6,327)
Mortgage-backed securities	60,631	(436)	482,958	(77,835)	543,589	(78,271)
Total fixed maturity securities	$586,399	$(33,961)	$1,383,529	$(135,614)	$1,969,928	$(169,575)

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position as of September 30, 2009 were $1,969.9 million and $169.6 million, respectively.  There were no unrealized losses on a single security that exceeded 0.11% of the market value of the fixed maturities at September 30, 2009.  In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector.  The $34.0 million of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were generally comprised of highly rated government, municipal, corporate and mortgage-backed securities.  Of these unrealized losses,

$23.9 million were related to securities that were rated investment grade or better by at least one nationally recognized statistical rating organization.  The $135.6 million of unrealized losses related to fixed maturity securities in an unrealized loss position for more than one year also related primarily to highly rated government, municipal, corporate and mortgage-backed securities.  Of these unrealized losses, $102.5 million related to securities that were rated investment grade or better by at least one nationally recognized statistical rating organization.  The non-investment grade securities with unrealized losses are mainly comprised of non-credit other-than-temporary impaired securities and non-agency residential mortgage-backed securities.  In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations.  The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments.  Unrealized losses have decreased since year end as a result of improved conditions in the overall financial market resulting from increased liquidity and lower interest rates.

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

The tables below display the aggregate market value and gross unrealized depreciation of fixed maturity securities, by security type and maturity type, in each case subdivided according to the length of time that individual securities had been in a continuous unrealized loss position for the period indicated:

	Duration by security type of unrealized loss at December 31, 2008
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$5,686	$(663)	$-	$-	$5,686	$(663)
Obligations of U.S. states and political subdivisions	1,471,807	(146,293)	176,555	(18,628)	1,648,362	(164,921)
Corporate securities	746,163	(98,335)	781,367	(100,144)	1,527,530	(198,479)
Asset-backed securities	114,873	(9,251)	92,593	(19,962)	207,466	(29,213)
Mortgage-backed securities
Commercial	171,692	(36,451)	179,033	(53,657)	350,725	(90,108)
Agency residential	32,407	(394)	22,182	(108)	54,589	(502)
Non-agency residential	65,523	(16,565)	101,879	(29,123)	167,402	(45,688)
Foreign government securities	139,077	(18,613)	27,164	(4,985)	166,241	(23,598)
Foreign corporate securities	246,915	(26,174)	186,916	(24,858)	433,831	(51,032)
Total fixed maturity securities	$2,994,143	$(352,739)	$1,567,689	$(251,465)	$4,561,832	$(604,204)

	Duration by maturity of unrealized loss at December 31, 2008
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities
Due in one year or less	$116,392	$(9,948)	$137,344	$(6,636)	$253,736	$(16,584)
Due in one year through five years	531,986	(38,797)	385,620	(36,183)	917,606	(74,980)
Due in five years through ten years	428,670	(46,694)	348,062	(49,378)	776,732	(96,072)
Due after ten years	1,532,600	(194,639)	300,976	(56,418)	1,833,576	(251,057)
Asset-backed securities	114,873	(9,251)	92,593	(19,962)	207,466	(29,213)
Mortgage-backed securities	269,622	(53,410)	303,094	(82,888)	572,716	(136,298)
Total fixed maturity securities	$2,994,143	$(352,739)	$1,567,689	$(251,465)	$4,561,832	$(604,204)

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position as of December 31, 2008 were $4,561.8 million and $604.2 million, respectively.  There were no unrealized losses on a single security that exceeded 0.25% of the market value of the fixed maturities at December 31, 2008.  In addition, there was no significant concentration of unrealized losses in any one market sector.  The $352.7 million of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were generally comprised of highly rated government, municipal, corporate and mortgage-backed securities with the losses primarily the result of widening credit spreads from the financial markets crisis during the latter part of the year.  Of these unrealized losses, $346.6 million were related to securities that were rated investment grade or better by at least one nationally recognized statistical rating organization.  The $251.5 million of unrealized losses related to fixed maturity securities in an unrealized loss position for more than one year also related primarily to highly rated government, municipal, corporate and mortgage-backed securities and were also the result of widening credit spreads during the latter part of the year.  Of these unrealized losses, $224.5 million related to securities that were rated investment grade or better by at least one nationally recognized statistical rating organization.  The gross unrealized depreciation greater than 12 months for mortgage-backed securities includes only $4.7 million related to sub-prime and alt-A loans.

The components of net investment income are presented in the table below for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2009	2008	2009	2008
Fixed maturity securities	$145,408	$140,009	$434,363	$401,603
Equity securities	757	4,947	2,183	17,177
Short-term investments and cash	629	8,896	5,872	43,622
Other invested assets
Limited partnerships	23,452	11,076	(29,227)	31,076
Other	(1,332)	275	(297)	2,027
Total gross investment income	168,914	165,203	412,894	495,505
Interest credited and other expense	(3,527)	(725)	(11,544)	(4,978)
Total net investment income	$165,387	$164,478	$401,350	$490,527
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

The Company had contractual commitments to invest up to an additional $256.8 million in limited partnerships at September 30, 2009.  These commitments will be funded when called in accordance with the partnership agreements, which have investment periods that expire, unless extended, through 2014.

The components of net realized capital gains (losses) are presented in the table below for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2009	2008	2009	2008
Fixed maturity securities, market value:
Other-than-temporary impairments	$-	$(153,435)	$(13,210)	$(159,935)
Losses from sales	(7,363)	(13,992)	(43,644)	(14,517)
Fixed maturity securities, fair value:
Gains from sales	172	-	401	-
Gains (losses) from fair value adjustments	5,837	(247)	7,805	(247)
Equity securities, market value:
Gains from sales	8,040	-	8,087	-
Equity securities, fair value:
Gains (losses) from sales	1,298	(10,173)	6,480	(21,089)
Gains (losses) from fair value adjustments	23,075	(115,524)	23,448	(265,558)
Short-term investments gains	4	6	21	32
Total net realized capital gains (losses)	$31,063	$(293,365)	$(10,612)	$(461,314)

Proceeds from sales of fixed maturity securities for the three months ended September 30, 2009 and 2008 were $114.0 million and $95.5 million, respectively.  Gross gains of $4.3 million and $0.1 million and gross losses of $11.5 million and $14.1 million were realized on those fixed maturity securities sales for the three months ended September 30, 2009 and 2008, respectively.  Proceeds from sales of equity securities for the three months ended September 30, 2009 and 2008 were $34.4 million and $345.1 million, respectively.  Gross gains of $9.4 million and $13.4 million and gross losses of $0.0 million and $23.6 million were realized on those equity sales for the three months ended September 30, 2009 and 2008, respectively.

Proceeds from sales of fixed maturity securities for the nine months ended September 30, 2009 and 2008 were $251.6 million and $225.4 million, respectively.  Gross gains of $12.6 million and $2.0 million and gross losses of $55.8 million and $16.5 million were realized on those fixed maturity securities sales for the nine months ended September 30, 2009 and 2008, respectively.  Proceeds from sales of equity securities for the nine months ended September 30, 2009 and 2008 were $47.7 million and $674.3 million, respectively.  Gross gains of $15.3 million and $21.0 million and gross losses of $0.7 million and $42.1 million were realized on those equity sales for the nine months ended September 30, 2009 and 2008, respectively.

Included in net realized capital gains (losses) was $153.4 million for the three months ended September 30, 2008, and $13.2 million and $159.9 million for the nine months ended September 30, 2009 and 2008, respectively, of write-downs in the value of securities deemed to be impaired on an other-than-temporary basis.  There were no write-downs in the value of securities deemed to be impaired on an other-than-temporary basis for the three months ended September 30, 2009.

At September 30, 2009, the Company had no other-than-temporary impaired securities where the impairment had both a credit and non-credit component.

4.  Derivatives

The Company sold seven equity index put options based on two indices in 2001 and in 2005. The Company sold these equity index put options as insurance products with the intent of achieving a profit.  These equity index put options meet the definition of a derivative under ASC 815 and the Company’s position in these contracts is unhedged. These equity index put options are not used for risk management purposes.

The Company sold six equity index put options based on the Standard & Poor’s 500 (“S&P 500”) index for total consideration, net of commissions, of $22.5 million.  At September 30, 2009, the fair value obligation for these equity put options was $54.4 million.  These contracts each have a single exercise date, with maturities ranging from 12 to 30 years and strike prices ranging from $1,141.2 to $1,540.6.  No amounts will be payable under these contracts if the S&P 500 index is at or above the strike prices on the exercise dates, which fall between June 2017 and March 2031.  If the S&P 500 index is lower than the strike price on the applicable exercise date, the amount due would vary proportionately with the percentage by which the index is below the strike price.  Based on historical index volatilities and trends and the September 30, 2009 index value, the Company estimates the probability for each contract of the S&P 500 index falling below the strike price on the exercise date to be less than 40%.  The theoretical maximum payouts under the contracts would occur if on each of the exercise dates the S&P 500 index value were zero.  At September 30, 2009, the present value of these theoretical maximum payouts using a 6% discount factor was $250.3 million.

The Company sold one equity index put option based on the FTSE 100 index for total consideration, net of commissions, of $6.7 million.  At September 30, 2009, the fair value obligation for this equity put option was $6.7 million.  This contract has an exercise date of July 2020 and a strike price of ₤5,989.75.  No amount will be payable under this contract if the FTSE 100 index is at or above the strike price on the exercise date.  If the FTSE 100 index is lower than the strike price on the exercise date, the amount due will vary proportionately with the percentage by which the index is below the strike price.  Based on historical index volatilities and trends and the September 30, 2009 index value, the Company estimates the probability that the FTSE 100 index contract will fall below the strike price on the exercise date to be less than 37%.  The theoretical maximum payout under the contract would occur if on the exercise date the FTSE 100 index value was zero.  At September 30, 2009, the present value of the theoretical maximum payout using a 6% discount factor and current exchange rate was $29.2 million.

The fair value of the equity put options can be found in the Company’s balance sheet as follows:

(Dollars in thousands)		Fair Value
Derivatives not designated as hedging	Location of fair value	At	At
instruments under Statement ASC 815	in balance sheet	September 30, 2009	December 31, 2008

Equity put option contracts	Equity index put option liability	$61,022	$60,552
Total		$61,022	$60,552

The loss on the equity index put options can be found in the Company’s statement of operations and comprehensive income as follows:

(Dollars in thousands)		Amount of gain/(loss) recognized in income on derivatives
		For the Three Months Ended		For the Nine Months Ended
Derivatives not designated as hedging	Location of (loss) gain recognized	September 30,		September 30,
instruments under Statement ASC 815	in income of derivative	2009	2008	2009	2008

Equity put option contracts	Net derivative (expense) income	$(2,118)	$14,943	$(470)	$13,228
Total		$(2,118)	$14,943	$(470)	$13,228

The Company’s derivative (equity index put options) contracts contain provisions that require collateralization of the fair value, as calculated by the counterparty, above a specified threshold, which are based on the Company’s financial strength ratings (Moody’s Investors Service, Inc.) and/or debt ratings (Standard & Poor’s Ratings Services).  The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on September 30, 2009, was $61.0 million.  At September 30, 2009, the Company posted collateral of $49.8 million.

If on September 30, 2009, the Company’s ratings fell below the lowest contractual minimum rating, the Company’s required collateral would increase by $55.0 million.

5.  Fair Value

The Company records fair value re-measurements as net realized capital gains or losses in the consolidated statements of operations and comprehensive income (loss).  The Company recorded $28.9 million and $31.3 million in net realized capital gains due to fair value re-measurements on fixed maturity securities and equity securities at fair value for the three and nine months ended September 30, 2009, respectively.  The Company recorded $115.8 million and $265.8 million in net realized capital losses due to fair value re-measurements on fixed maturity securities and equity securities at fair value for the three and nine months ended September 30, 2008, respectively.

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

In limited instances where prices are not provided by pricing services or in rare instances when a manager may not agree with the pricing service, price quotes on a non-binding basis are obtained from investment brokers.  The investment asset managers do not make any changes to prices received from either the pricing services or the investment brokers.  In addition, the investment asset managers have procedures in place to review the reasonableness of the prices from the service providers and may request verification of the prices.  In addition, the Company tests the prices on a random basis to an independent pricing source.  In limited situations, where financial markets are inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value.  The Company made no such adjustments at September 30, 2009.

Fixed maturity securities are generally categorized as Level 2, Significant Other Observable Inputs, since a particular security may not have traded but the pricing services are able to use valuation models with observable market inputs such as interest rate yield curves and prices for similar fixed maturity securities in terms of issuer, maturity and seniority.  Valuations that are derived from techniques in which one or more of the significant inputs are unobservable (including assumptions about risk) are categorized as Level 3, Significant Unobservable Inputs.  These securities include broker priced securities and valuation of less liquid securities such as commercial mortgage-backed securities and the Company’s equity index put options.

Equity securities in U.S. denominated currency are categorized as Level 1, Quoted Prices in Active Markets for Identical Assets, since the securities are actively traded on an exchange and prices are based on quoted prices from the exchange.  Equity securities traded on foreign exchanges are categorized as Level 2 due to potential foreign exchange adjustments to fair or market value.

The Company sold seven equity index put options which meet the definition of a derivative under ASC 815.  The Company’s position in these contracts is unhedged.  The Company recorded the change in fair value of $2.1 million and $0.5 million as net derivative expense for the three and nine months ended September 30, 2009, respectively, in the consolidated statements of operations and comprehensive income (loss).  The Company recorded the change in fair value of $14.9 million and $13.2 million as net derivative income for the three and nine months ended September 30, 2008, respectively, in the consolidated statements of operations and comprehensive income (loss).

The fair value was calculated using an industry accepted option pricing model, Black-Scholes, which used the following assumptions:

	At September 30, 2009
		Contract
	Contracts	based on
	based on	FTSE 100
	S & P 500 Index	Index
Equity index	$1,057.1	£ 5,133.9
Interest rate	4.37% to 5.36%	5.06%
Time to maturity	7.7 to 21.5 yrs	10.8 yrs
Volatility	22.6% to 24.9%	26.0%

The following tables present the fair value measurement levels for all assets and liabilities, which the Company has recorded at fair value as of the periods indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	September 30, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value	$12,637,625	$-	$12,620,889	$16,736
Fixed maturities, fair value	52,815	-	52,815	-
Equity securities, market value	16,572	16,572	-	-
Equity securities, fair value	158,456	157,459	997	-

Liabilities:
Equity put options	$61,022	$-	$-	$61,022

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	December 31, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value	$10,759,612	$-	$10,466,005	$293,607
Fixed maturities, fair value	43,090	-	43,090	-
Equity securities, market value	16,900	16,900	-	-
Equity securities, fair value	119,829	119,104	725	-

Liabilities:
Equity put options	$60,552	$-	$-	$60,552

The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs for fixed maturity investments, for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2009	2008	2009	2008
Assets:
Balance, beginning of period	$15,474	$25,648	$293,607	$267,978
Total gains or (losses) (realized/unrealized)
Included in earnings (or changes in net assets)	174	(318)	33	(2,632)
Included in other comprehensive income	1,536	(974)	1,912	(1,561)
Purchases, issuances and settlements	(298)	(113)	(594)	212
Transfers in and/or (out) of Level 3	(150)	49	(278,222)	(239,705)
Balance, end of period	$16,736	$24,292	$16,736	$24,292

The amount of total gains or losses for the period included in earnings
(or changes in net assets) attributable to the change in unrealized
gains or losses relating to assets still held at the reporting date	$-	$3,741	$(816)	$(2,759)

The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs for equity index put options, for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2009	2008	2009	2008
Liabilities:
Balance, beginning of period	$58,905	$41,368	$60,552	$39,653
Total (gains) or losses (realized/unrealized)
Included in earnings (or changes in net assets)	2,118	(14,943)	470	(13,228)
Included in other comprehensive income	-	-	-	-
Purchases, issuances and settlements	-	-	-	-
Transfers in and/or (out) of Level 3	-	-	-	-
Balance, end of period	$61,022	$26,425	$61,022	$26,425

The amount of total gains or losses for the period included in earnings
(or changes in net assets) attributable to the change in unrealized
gains or losses relating to liabilities still held at the reporting date	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

6.  Capital Transactions

On December 17, 2008, the Company renewed its shelf registration statement on Form S-3ASR with the SEC, as a Well Known Seasoned Issuer.  This shelf registration statement can be used by Group to register common shares, preferred shares, debt securities, warrants, share purchase contracts and share purchase units; by Holdings to register debt securities and by Everest Re Capital Trust III (“Capital Trust III”) to register trust preferred securities.

7.  Earnings Per Common Share

Net income (loss) per common share has been computed as per below, based upon weighted average common basic and dilutive shares outstanding.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share amounts)	2009	2008	2009	2008
Net income (loss) per share:
Numerator
Net income (loss)	$228,618	$(233,127)	$609,762	$(2,167)
Less: dividends declared-common shares and nonvested common shares	(29,100)	(29,468)	(88,189)	(89,138)
Undistributed earnings	199,518	(262,595)	521,574	(91,305)
Percentage allocated to common shareholders (1)	99.6%	99.8%	99.7%	99.7%
	198,756	(262,005)	519,764	(91,054)
Add: dividends declared-common shareholders	28,989	29,402	87,860	88,871
Numerator for basic and diluted earnings per common share	$227,745	$(232,603)	$607,624	$(2,183)

Denominator
Denominator for basic earnings per weighted-average common shares	60,495	61,396	60,966	61,809
Effect of dilutive securities:
Options	225	238	164	318
Denominator for diluted earnings per adjusted weighted-average common shares	60,720	61,634	61,130	62,127

Per common share net income (loss)
Basic	$3.76	$(3.79)	$9.97	$(0.04)
Diluted	$3.75	$(3.79)	$9.94	$(0.04)

(1) Basic weighted-average common shares outstanding	60,495	61,396	60,966	61,809
Basic weighted-average common shares outstanding and nonvested common shares expected to vest	60,727	61,534	61,178	61,980
Percentage allocated to common shareholders	99.6%	99.8%	99.7%	99.7%
(Some amounts may not reconcile due to rounding.)

Options to purchase 1,587,400 and 1,844,710 common shares for the three and nine months ended September 30, 2009, respectively, were outstanding but were not included in the computation of earnings per diluted share as they were anti-dilutive.  Options to purchase 987,806 and 982,200 common shares for the three and nine months ended September 30, 2008, respectively, were outstanding but were not included in the computation of earnings per diluted share as they were anti-dilutive.  All outstanding options expire on or between February 23, 2010 and September 16, 2019.

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

In 1993 and prior, the Company had a business arrangement with The Prudential Insurance Company of America (“The Prudential”) wherein, for a fee, the Company accepted settled claim payment obligations of certain property and casualty insurers, and, concurrently, became the owner of the annuity or assignee of the annuity proceeds funded by the property and casualty insurers specifically to fulfill these fully settled obligations.  In these circumstances, the Company would be liable if The Prudential, which has an A+ (Superior) financial strength rating from A.M. Best Company (“A.M. Best”), was unable to make the annuity payments.  The estimated cost to replace all such annuities for which the Company was contingently liable at September 30, 2009 and December 31, 2008 was $151.8 million and $152.1 million, respectively.

Prior to its 1995 initial public offering, the Company purchased annuities from an unaffiliated life insurance company with an A+ (Superior) financial strength rating from A.M. Best to settle certain claim liabilities of the company.  Should the life insurance company become unable to make the annuity payments, the Company would be liable for those claim liabilities.  The estimated cost to replace such annuities at September 30, 2009 and December 31, 2008, was $24.1 million and $23.1 million, respectively.

9.  Other Comprehensive Income (Loss)

The following table presents the components of other comprehensive income (loss) in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2009	2008	2009	2008
Unrealized appreciation (depreciation) ("URA(D)") of investments (1)
URA(D) of investments	$432,452	$(255,861)	$706,333	$(471,522)
Tax (expense) benefit	(88,942)	65,403	(130,628)	116,078
URA(D), net of tax	343,510	(190,458)	575,705	(355,444)

Foreign currency translation adjustments	37,992	(63,820)	115,385	(72,785)
Tax (expense) benefit	(5,671)	5,414	(11,648)	5,681
Net foreign currency translation adjustments	32,321	(58,406)	103,737	(67,104)

Pension adjustment	950	308	2,849	1,283
Tax expense	(332)	(108)	(564)	(449)
Net pension adjustment	617	200	2,285	834

Other comprehensive income (loss), net of deferred taxes	$376,448	$(248,664)	$681,727	$(421,714)

(1)	The following are the components of URA(D) of investments:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
	(Dollars in thousands)	2009	2008	2009	2008
	URA(D) of investments - temporary	$420,295	$(255,861)	$672,777	$(471,522)
	Tax (expense) benefit	(87,668)	65,403	(126,056)	116,078
	Net URA(D) of investments - temporary	$332,627	$(190,458)	$546,721	$(355,444)

	URA(D) of investments - credit OTTI	$(2,131)	$-	$4,810	$-
	Tax benefit (expense)	146	-	(1,193)	-
	Net URA(D) of investments - credit OTTI	$(1,985)	$-	$3,617	$-

	URA(D) of investments - non-credit OTTI	$14,288	$-	$28,746	$-
	Tax expense	(1,420)	-	(3,379)	-
	Net URA(D) of investments - non-credit OTTI	$12,868	$-	$25,367	$-

The following table presents the components of accumulated other comprehensive income (loss), net of tax, in the consolidated balance sheets for the periods indicated:

	September 30,	December 31,
(Dollars in thousands)	2009	2008
Unrealized appreciation (depreciation) on investments, net of deferred taxes
Temporary	$363,157	$(163,359)
Credit, other-than-temporary impairments	3,617	-
Non-credit, other-than-temporary impairments	(11,740)	-
Total unrealized appreciation (depreciation) on investments, net of deferred taxes	355,034	(163,359)
Foreign currency translation adjustments, net of deferred taxes	6,966	(96,771)
Pension adjustments, net of deferred taxes	(29,436)	(31,721)
Accumulated other comprehensive income (loss)	$332,564	$(291,851)

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

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth.  Minimum net worth is an amount equal to the sum of $3,575.4 million plus 25% of consolidated net income for each of Group’s fiscal quarters, for which statements are available ending on or after January 1, 2007 and for which consolidated net income is positive, plus 25% of any increase in consolidated net worth during such period attributable to the issuance of ordinary and preferred shares, which at September 30, 2009, was $4,011.8 million.  As of September 30, 2009, the Company was in compliance with all Group Credit Facility covenants.

At September 30, 2009, there were outstanding letters of credit of $5.7 million and $339.0 million under tranche one and tranche two, respectively, of the Group Credit Facility.  At December 31, 2008, there were no outstanding letters of credit under tranche one and $411.9 million under tranche two of the Group Credit Facility.

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

The Holdings Credit Facility requires Holdings to maintain a debt to capital ratio of not greater than 0.35 to 1 and Everest Reinsurance Company (“Everest Re”) to maintain its statutory surplus at $1.5 billion plus 25% of future aggregate net income and 25% of future aggregate capital contributions after December 31, 2005, which at September 30, 2009, was $1,889.9 million.  As of September 30, 2009, Holdings was in compliance with all Holdings Credit Facility covenants.

At September 30, 2009 and December 31, 2008, there were outstanding letters of credit of $28.0 million under the Holdings Credit Facility.

Costs incurred in connection with the Group Credit Facility and the Holdings Credit Facility were $0.4 million and $0.3 million for the three months ended September 30, 2009 and 2008, respectively, and $1.1 million and $1.0 million for the nine months ended September 30, 2009 and 2008, respectively.

11.  Letters of Credit

The Company has arrangements available for the issuance of letters of credit, which letters are generally collateralized by the Company’s cash and investments.  The Company’s agreement with Citibank is a bilateral letter of credit agreement only.  The Company’s other facility, the Wachovia Group Credit Facility, involves a syndicate of lenders (see Note 10 of the Group Credit Facility), with Wachovia acting as administrative agent.  The Citibank Holdings Credit Facility involves a syndicate of lenders (see Note 10 of the Holdings Credit Facility), with Citibank acting as administrative agent.  At September 30, 2009 and December 31, 2008, letters of credit for $547.3 million and $589.0 million, respectively, were issued and outstanding.  The letters of credit collateralize reinsurance obligations of the Company’s non-U.S. operations.  The following table summarizes the Company’s letters of credit as of September 30, 2009.

(Dollars in thousands)
Bank		Commitment	In Use	Date of Expiry
Citibank Bilateral Letter of Credit Agreement		$300,000	$56,900	12/31/2009
			39,293	1/31/2010
			29,022	12/31/2011
			49,378	12/31/2012
Total Citibank Bilateral Agreement		$300,000	$174,593

Citibank Holdings Credit Facility		$150,000	$27,959	12/31/2009
Total Citibank Holdings Credit Facility		$150,000	$27,959

Wachovia Group Credit Facility	Tranche One	$350,000	$5,709	12/31/2009
	Tranche Two	500,000	339,021	12/31/2009
Total Wachovia Group Credit Facility		$850,000	$344,730

Total Letters of Credit		$1,300,000	$547,282

12.  Trust Agreements

Certain subsidiaries of Group, principally Bermuda Re, a Bermuda insurance company and direct subsidiary of Group, have established trust agreements, which effectively use the Company’s investments as collateral, as security for assumed losses payable to certain non-affiliated ceding companies.  At September 30, 2009, the total amount on deposit in trust accounts was $96.5 million.

13.  Senior Notes

On October 12, 2004, Holdings completed a public offering of $250.0 million principal amount of 5.40% senior notes due October 15, 2014.  On March 14, 2000, Holdings completed a public offering of $200.0 million principal amount of 8.75% senior notes due March 15, 2010.

Interest expense incurred in connection with these senior notes was $7.8 million for the three months ended September 30, 2009 and 2008, and $23.4 million for the nine months ended September 30, 2009 and 2008.  Market value, which is based on quoted market price at September 30, 2009 and December 31, 2008, was $247.8 million and $186.2 million, respectively, for the 5.40% senior notes and $206.3 million and $156.8 million, respectively, for the 8.75% senior notes.

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

Interest expense incurred in connection with these long term notes was $3.9 million and $6.6 million for the three months ended September 30, 2009 and 2008, respectively, and $14.4 million and $19.8 million for the nine months ended September 30, 2009 and 2008, respectively.  Market value, which is based on quoted market prices at September 30, 2009 and December 31, 2008, was $163.4 million on outstanding 6.6% long term subordinated notes of $238.6 million and $168.0 million on outstanding 6.6% long term subordinated notes of $399.6 million, respectively.

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

Fair value, which is primarily based on the quoted market price of the related trust preferred securities at September 30, 2009 and December 31, 2008, was $296.9 million and $222.2 million, respectively, for the 6.20% junior subordinated debt securities.

Interest expense incurred in connection with these junior subordinated notes was $5.1 million for the three months ended September 30, 2009 and 2008, and $15.3 million for the nine months ended September 30, 2009 and 2008.

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

The following tables present the underwriting results for the operating segments for the periods indicated:

	Three Months Ended		Nine Months Ended
U.S. Reinsurance	September 30,		September 30,
(Dollars in thousands)	2009	2008	2009	2008
Gross written premiums	$345,567	$280,467	$876,049	$714,534
Net written premiums	346,306	277,243	873,112	705,195

Premiums earned	$276,696	$265,473	$835,744	$792,841
Incurred losses and LAE	120,980	363,313	417,670	656,911
Commission and brokerage	53,847	55,857	189,259	206,224
Other underwriting expenses	9,665	7,840	25,250	23,500
Underwriting gain (loss)	$92,204	$(161,537)	$203,565	$(93,794)

	Three Months Ended		Nine Months Ended
U.S. Insurance	September 30,		September 30,
(Dollars in thousands)	2009	2008	2009	2008
Gross written premiums	$230,491	$194,021	$648,719	$595,458
Net written premiums	160,499	160,250	511,994	490,738

Premiums earned	$168,402	$168,421	$503,039	$544,134
Incurred losses and LAE	130,784	115,606	367,131	443,050
Commission and brokerage	34,591	35,368	99,290	110,087
Other underwriting expenses	19,982	16,876	56,415	47,118
Underwriting (loss) gain	$(16,955)	$571	$(19,797)	$(56,121)

	Three Months Ended		Nine Months Ended
Specialty Underwriting	September 30,		September 30,
(Dollars in thousands)	2009	2008	2009	2008
Gross written premiums	$67,615	$54,828	$183,726	$193,941
Net written premiums	66,909	53,274	180,622	190,551

Premiums earned	$66,839	$55,305	$184,889	$186,445
Incurred losses and LAE	48,153	54,165	130,869	124,052
Commission and brokerage	19,340	16,122	52,835	52,162
Other underwriting expenses	2,383	1,937	6,227	6,182
Underwriting (loss) gain	$(3,037)	$(16,919)	$(5,042)	$4,049

	Three Months Ended		Nine Months Ended
International	September 30,		September 30,
(Dollars in thousands)	2009	2008	2009	2008
Gross written premiums	$272,603	$248,821	$797,606	$654,183
Net written premiums	270,891	248,797	794,520	653,984

Premiums earned	$262,215	$230,107	$771,070	$635,065
Incurred losses and LAE	165,370	133,943	454,249	376,950
Commission and brokerage	68,341	58,899	197,643	161,019
Other underwriting expenses	6,159	4,691	16,463	14,492
Underwriting gain	$22,345	$32,574	$102,715	$82,604

	Three Months Ended		Nine Months Ended
Bermuda	September 30,		September 30,
(Dollars in thousands)	2009	2008	2009	2008
Gross written premiums	$212,564	$221,030	$594,346	$623,876
Net written premiums	212,649	221,033	594,498	623,548

Premiums earned	$201,228	$212,553	$569,836	$627,442
Incurred losses and LAE	121,960	146,641	354,018	362,797
Commission and brokerage	53,138	51,799	145,482	160,413
Other underwriting expenses	6,315	5,734	17,474	18,348
Underwriting gain	$19,815	$8,379	$52,862	$85,884

The following table reconciles the underwriting results for the operating segments to income before taxes as reported in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2009	2008	2009	2008
Underwriting gain (loss)	$114,372	$(136,932)	$334,303	$22,622
Net investment income	165,387	164,478	401,350	490,527
Net realized capital gains (losses)	31,063	(293,365)	(10,612)	(461,314)
Realized gain on debt repurchase	-	-	78,271	-
Net derivative (expense) income	(2,118)	14,943	(470)	13,228
Corporate expenses	(4,433)	(3,257)	(12,580)	(10,667)
Interest, fee and bond issue cost amortization expense	(17,376)	(19,795)	(54,634)	(59,376)
Other expense	(13,204)	(8,243)	(15,995)	(23,570)
Income (loss) before taxes	$273,691	$(282,171)	$719,633	$(28,550)

The Company produces business in the U.S., Bermuda and internationally.  The net income deriving from and assets residing in the individual foreign countries in which the Company writes business are not identifiable in the Company’s financial records.  Based on gross written premium, the largest country, other than the U.S., in which the Company writes business, is the United Kingdom, with $152.8 million and $391.1 million of gross written premium for the three and nine months ended September 30, 2009, respectively.  No other country represented more than 5% of the Company’s revenues.

17.  Share-Based Compensation Plans

For the three months ended September 30, 2009, share-based compensation awards granted were 10,500 restricted shares and 15,500 options, granted on September 16, 2009, with a grant exercise price of $85.39 per share and a per option fair value of $22.02.  The fair value per option was calculated on the date of the grant using the Black-Scholes option valuation model.  The following assumptions were used in calculating the fair value of the options granted:

Three Months Ended
September 30, 2009
Weighted-average volatility	27.14%
Weighted-average dividend yield	2.0%
Weighted-average expected term	6.51 years
Weighted-average risk-free rate	2.95%

In 2008, the Company adopted the accounting required under ASC 718-740-45-8 (Emerging Issues Task Force Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards”).  ASC 718-740-45-8 states that realized income tax benefits from dividends that are charged to retained earnings and are paid to employees for equity classified non-vested equity shares should be recognized as an increase to additional paid-in capital.  In addition, the amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards in accordance with ASC 718-740-45-9.  For the nine months ended September 30, 2009 and 2008, the Company recognized $103.8 thousand and $61.0 thousand, respectively, of additional paid-in capital due to tax benefits from dividends on non-vested restricted shares.

18.  Retirement Benefits

The Company maintains both qualified and non-qualified defined benefit pension plans for its U.S. employees.  In addition, the Company has a retiree health plan for eligible retired employees.

Net periodic benefit cost for U.S. employees included the following components for the periods indicated:

Pension Benefits	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2009	2008	2009	2008
Service cost	$1,504	$1,006	$4,511	$3,881
Interest cost	1,597	1,649	4,789	4,437
Expected return on plan assets	(1,537)	(1,424)	(4,609)	(4,937)
Amortization of prior service cost	12	(23)	37	2
Amortization of net loss	915	287	2,747	487
FAS 88 settlement charge	1	58	805	783
Net periodic benefit cost	$2,492	$1,553	$8,280	$4,653

Other Benefits	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2009	2008	2009	2008
Service cost	$226	$136	$677	$549
Interest cost	195	173	585	498
Amortization of net loss	22	(14)	65	11
Net periodic benefit cost	$443	$295	$1,327	$1,058

The Company contributed $1.7 million and $5.2 million to the pension benefit plan for the three and nine months ended September 30, 2009, respectively.  The Company contributed $0.5 million and $1.7 million to the pension benefit plan for the three and nine months ended September 30, 2008, respectively.

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

20.  Income Taxes

The Company uses a projected annual effective tax rate in accordance with ASC 740-10-05 (FAS 109, “Accounting for Income Taxes”), to calculate its quarterly tax expense.  Under this methodology, when an interim quarter’s pre-tax income (loss) varies significantly from a full year’s income (loss) projection, the tax impact resulting from the income (loss) variance is effectively spread between the impacted quarter and the remaining quarters of the year, except for discreet items impacting an individual quarter.

The Company recognizes accrued interest related to unrecognized tax benefits and penalties in income taxes.  For the three and nine months ended September 30, 2009, the Company expensed approximately $1.3 million and $3.9 million, respectively, in interest and penalties.

21.  Subsequent Events

The Company has evaluated known recognized and nonrecognized subsequent events through November 9, 2009, the date the financial statements were issued.  The Company does not have any subsequent events to report.

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

Starting in the latter part of 2007, throughout 2008 and into 2009, there has been a significant slowdown in the global economy, which has negatively impacted the financial resources of the industry.  Excessive availability and use of credit, particularly by individuals, led to increased defaults on sub-prime mortgages in the U.S. and elsewhere, falling values for houses and many commodities and contracting consumer spending.  The significant increase in default rates negatively impacted the value of asset-backed securities held by both foreign and domestic institutions.  The defaults have led to a corresponding increase in foreclosures, which have driven down housing values, resulting in additional losses on the asset-backed securities.  During the third and fourth quarters of 2008, the credit markets deteriorated dramatically, evidenced by widening credit spreads and dramatically reduced availability of credit.  Many financial institutions, including some insurance entities, experienced liquidity crises due to immediate demands for funds for withdrawals or collateral, combined with falling asset values and their inability to sell assets to meet the increased demands.  As a result, several financial institutions have failed or been acquired at distressed prices, while others have received loans from the U.S. government to continue operations.  The liquidity crisis significantly increased the spreads on fixed maturities and, at the same time, had a dramatic and negative impact on the stock markets around the world.  The combination of losses on securities from failed or impaired companies combined with the decline in values of fixed maturity and equity securities has resulted in significant declines in the capital bases of most insurance and reinsurance companies.  While there has been improvement in the financial markets during 2009, it is too early to predict the timing and extent of impact the capital deterioration and subsequent partial recovery will have on insurance and reinsurance market conditions.

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

The reinsurance industry has experienced a period of falling rates and volume, particularly in the casualty lines of business.  Profit opportunities have become generally less available over time; however the unfavorable trends appear to have abated somewhat.  We are now seeing smaller rate declines, pockets of stability and some increases in some markets and for some coverages.  As a result of very significant investment and catastrophe losses incurred by both primary insurers and reinsurers over the past year, but principally in the last nine months of 2008, industry-wide capital declined and rating agency scrutiny increased.  It is too early to gauge the extent of hardening, if any, that will occur; however, it appears that much of the redundant capital in the industry has been depleted, and the stage is set for firmer markets.

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

Financial Summary.
We monitor and evaluate our overall performance based upon financial results.  The following table displays a summary of the consolidated net income (loss), ratios and shareholders’ equity for the periods indicated.

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	September 30,		Increase/	September 30,		Increase/
(Dollars in millions)	2009	2008	(Decrease)	2009	2008	(Decrease)
Gross written premiums	$1,128.8	$999.2	13.0%	$3,100.4	$2,782.0	11.4%
Net written premiums	1,057.3	960.6	10.1%	2,954.7	2,664.0	10.9%

REVENUES:
Premiums earned	$975.4	$931.9	4.7%	$2,864.6	$2,785.9	2.8%
Net investment income	165.4	164.5	0.6%	401.4	490.5	-18.2%
Net realized capital gains (losses)	31.1	(293.4)	-110.6%	(10.6)	(461.3)	-97.7%
Realized gain on debt repurchase	-	-	NM	78.3	-	NM
Net derivative (expense) income	(2.1)	14.9	-114.2%	(0.5)	13.2	-103.6%
Other expense	(13.2)	(8.2)	60.2%	(16.0)	(23.6)	-32.1%
Total revenues	1,156.5	809.7	42.8%	3,317.1	2,804.8	18.3%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	587.2	813.7	-27.8%	1,723.9	1,963.8	-12.2%
Commission, brokerage, taxes and fees	229.3	218.0	5.1%	684.5	689.9	-0.8%
Other underwriting expenses	48.9	40.3	21.3%	134.4	120.3	11.7%
Interest, fees and bond issue cost amortization expense	17.4	19.8	-12.2%	54.6	59.4	-8.0%
Total claims and expenses	882.8	1,091.8	-19.1%	2,597.5	2,833.3	-8.3%

INCOME (LOSS) BEFORE TAXES	273.7	(282.2)	-197.0%	719.6	(28.6)	NM
Income tax expense (benefit)	45.1	(49.0)	-191.9%	109.9	(26.4)	NM
NET INCOME (LOSS)	$228.6	$(233.1)	-198.1%	$609.8	$(2.2)	NM

			Point			Point
RATIOS:			Change			Change
Loss ratio	60.2%	87.3%	(27.1)	60.2%	70.5%	(10.3)
Commission and brokerage ratio	23.5%	23.4%	0.1	23.9%	24.8%	(0.9)
Other underwriting expense ratio	5.0%	4.3%	0.7	4.7%	4.3%	0.4
Combined ratio	88.7%	115.0%	(26.3)	88.8%	99.6%	(10.8)

				At	At	Percentage
				September 30,	December 31,	Increase/
(Dollars in millions, except per share amounts)				2009	2008	(Decrease)
Balance sheet data:
Total investments and cash				$15,113.0	$13,714.3	10.2%
Total assets				18,128.9	16,846.6	7.6%
Loss and loss adjustment expense reserves				8,889.7	8,840.7	0.6%
Total debt				1,017.9	1,179.1	-13.7%
Total liabilities				12,043.9	11,886.2	1.3%
Shareholders' equity				6,085.0	4,960.4	22.7%
Book value per share				100.75	80.77

(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)
Revenues.
Premiums.  Gross written premiums increased by $129.7 million, or 13.0%, for the three months ended September 30, 2009 compared to the three months ended September 30, 2008, reflecting an increase of $93.2 million in our reinsurance business and $36.5 million in our insurance business.  Gross written premiums increased by $318.5 million, or 11.4%, for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, reflecting an increase of $265.2 million in our reinsurance business and $53.3 million in our insurance business.  The increased reinsurance business was primarily attributable to increased rates on property business, in both the international and U.S. markets, new crop hail quota share treaty business, expanded participation on renewal contracts and new writings as ceding companies continue to favor reinsurers such as Everest, with strong financial ratings.  The increase in insurance premiums were primarily in the financial institutions directors and officers (“D&O”) and errors and omissions (“E&O”) lines of business, which are new offerings for us, as well as additional written property insurance premiums in Florida where rates to exposure remain attractive.

Net written premiums increased $96.7 million, or 10.1%, for the three months ended September 30, 2009 compared to the three months ended September 30, 2008, and $290.7 million, or 10.9%, for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The increases in net written premiums are primarily due to the increase in gross written premiums, partially offset by increased cessions.  Premiums earned increased $43.5 million, or 4.7%, for the three months ended September 30, 2009 compared to the three months ended September 30, 2008, and increased $78.7 million, or 2.8%, for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, reflecting the higher net written premiums, which will be earned over the contract periods.

Net Investment Income.  Net investment income remained relatively flat for the three months ended September 30, 2009, compared to the three months ended September 30, 2008 despite strong cash flow and therefore larger invested asset base as available yields for new long and short term fixed maturity investments have declined considerably.  Net investment income decreased by 18.2% for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008, due primarily to losses from our limited partnership investments that invest in public and non-public securities, both equity and debt.  As a result, net pre-tax investment income, as a percentage of average invested assets, was 4.6% for the three months ended September 30, 2009 compared to 4.5% for the three months ended September 30, 2008 and 3.7% for the nine months ended September 30, 2009 compared to 4.5% for the nine months ended September 30, 2008.

Net Realized Capital Gains (Losses).  Net realized capital gains were $31.1 million and net realized capital losses were $293.4 million for the three months ended September 30, 2009 and 2008, respectively.  Net realized capital losses were $10.6 million and $461.3 million for the nine months ended September 30, 2009 and 2008, respectively.  The realized gains and losses reflected for each period were primarily a function of changes in the fair value of our public equity portfolio.  During 2008, our equity portfolio was much larger and the equity markets were declining rapidly.  Conversely in 2009, our equity portfolio has been reduced and the equity markets have improved.  In addition, for the nine months ended September 30, 2008, the Company recorded $159.9 million of other-than-temporary impairments on the values of specific fixed income securities, whereas for the comparable period in 2009, only $13.2 million of other-than-temporary write-downs had been recorded.

Realized Gain on Debt Repurchase.  On March 19, 2009, we announced the commencement of a cash tender offer for any and all of the 6.60% fixed to floating rate long term subordinated notes due 2067.  Upon expiration of the tender offer, we had reduced our outstanding debt by $161.4 million, which resulted in a pre-tax gain on debt repurchase of $78.3 million.

Net Derivative (Expense) Income.  In 2005 and prior, we sold seven equity index put options, which are outstanding.  These contracts meet the definition of a derivative under ASC 815 and accordingly, are fair valued each quarter.  As a result of these adjustments in value, we recognized net derivative expense of $2.1 million and $0.5 million for the three and nine months ended September 30, 2009, respectively. We recognized net derivative income of $14.9 million and $13.2 million for the three and nine months ended September 30, 2008, respectively.  Although the indices upon which these contracts have risen, a declining interest rate environment raises the present value of any potential obligation, thereby more than offsetting the rise in the indices.

Other Expense.  We recorded other expense of $13.2 million and $16.0 million for the three and nine months ended September 30, 2009, respectively.  We recorded other expense of $8.2 million and $23.6 million for the three and nine months ended September 30, 2008, respectively. The changes were primarily the result of fluctuations in foreign currency exchange rates for the corresponding periods.

Claims and Expenses.
Incurred Losses and LAE.  The following tables present our incurred losses and loss adjustment expenses (“LAE”) for the periods indicated.

	Three Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2009
Attritional (a)	$554.0	56.8%		$8.7	0.9%		$562.7	57.7%
Catastrophes	20.1	2.1%		4.5	0.5%		24.5	2.5%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$574.1	58.9%		$13.2	1.3%		$587.2	60.2%

2008
Attritional (a)	$516.8	55.5%		$(9.1)	-1.0%		$507.8	54.5%
Catastrophes	302.5	32.5%		3.4	0.4%		305.9	32.8%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$819.3	87.9%		$(5.7)	-0.6%		$813.7	87.3%

Variance 2009/2008
Attritional (a)	$37.2	1.3	pts	$17.7	1.9	pts	$54.9	3.2	pts
Catastrophes	(282.4)	(30.4)	pts	1.1	0.1	pts	(281.4)	(30.3)	pts
A&E	-	-	pts	-	-	pts	-	-	pts
Total segment	$(245.2)	(29.0)	pts	$18.8	1.9	pts	$(226.4)	(27.1)	pts

	Nine Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2009
Attritional (a)	$1,625.4	56.7%		$32.6	1.1%		$1,658.0	57.9%
Catastrophes	56.0	2.0%		9.9	0.4%		65.9	2.3%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$1,681.3	58.7%		$42.6	1.5%		$1,723.9	60.2%

2008
Attritional (a)	$1,553.0	55.8%		$65.9	2.4%		$1,619.0	58.1%
Catastrophes	336.2	12.1%		8.6	0.3%		344.8	12.4%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$1,889.2	67.8%		$74.6	2.7%		$1,963.8	70.5%

Variance 2009/2008
Attritional (a)	$72.3	1.0	pts	$(33.3)	(1.2)	pts	$39.0	(0.2)	pts
Catastrophes	(280.2)	(10.1)	pts	1.3	-	pts	(278.8)	(10.1)	pts
A&E	-	-	pts	-	-	pts	-	-	pts
Total segment	$(207.8)	(9.1)	pts	$(32.0)	(1.2)	pts	$(239.8)	(10.3)	pts

(a) Attritional losses exclude catastrophe and A&E losses.
(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE were lower by $226.4 million, or 27.8%, for the three months ended September 30, 2009 compared to the same period in 2008.  Catastrophe losses, at $24.5 million for the three months ended September 30, 2009, were $281.4 million lower than the same period in 2008, primarily due to the absence, in 2009, of any large 2008 catastrophe losses.  Prior years’ losses incurred for the third quarter were higher by 1.9 points as 2009 reserve development was $8.7 million unfavorable compared to the $9.1 million favorable reserve development in 2008.

Incurred losses and LAE were lower by $239.8 million, or 12.2%, for the nine months ended September 30, 2009 compared to the same period in 2008.  The primary contributor to the decrease was the reduction in current year catastrophe losses of $280.2 million. The variance in the prior years’ attritional losses was due to the absence, in 2009, of the $85.3 million reserve strengthening on an auto loan credit program and the $32.6 million unfavorable arbitration decision on a reinsurance claim.  Excluding these two items, prior years’ attritional losses were $32.6 million unfavorable reserve development in 2009, in contrast to $52.0 million favorable reserve development in 2008.

Commission, Brokerage, Taxes and Fees.  Commission, brokerage, taxes and fees increased by $11.2 million, or 5.1%, for the three months ended September 30, 2009 compared to the same period in 2008, and decreased by $5.4 million, or 0.8%, for the nine months ended September 30, 2009 compared to the same period in 2008.  The change in this directly variable expense was influenced by changes in the mix of business and premiums earned.

Other Underwriting Expenses.  Other underwriting expenses were $48.9 million and $40.3 million for the three months ended September 30, 2009 and 2008, respectively, and $134.4 million and $120.3 million for the nine months ended September 30, 2009 and 2008, respectively.  The increase was primarily due to the increase in staff and staff related expenses as the Company continues to grow its direct book of business.  In addition, other underwriting expenses included corporate expenses, which are expenses that are not allocated to segments, of $4.4 million and $3.3 million for the three months ended September 30, 2009 and 2008, respectively, and $12.6 million and $10.7 million for the nine months ended September 30, 2009 and 2008, respectively.

Interest, Fees and Bond Issue Cost Amortization Expense.  Interest and other expense was $17.4 million and $19.8 million for the three months ended September 30, 2009 and 2008, respectively, and $54.6 million and $59.4 million for the nine months ended September 30, 2009 and 2008, respectively.  The decrease, period over period, was primarily due to the partial repurchase of long term subordinated notes in March 2009.

Income Tax Expense (Benefit).  We had income tax expense of $45.1 million and $109.9 million for the three and nine months ended September 30, 2009, respectively.  We had income tax benefit of $49.0 million and $26.4 million for the three and nine months ended September 30, 2008, respectively.  The period over period increases were primarily due to the increase in pre-tax net income in 2009 versus pre-tax net losses in 2008.  Our income tax is primarily a function of the statutory tax rates and corresponding pre-tax income in the jurisdictions where we operate, coupled with the impact from tax-preferenced investment income.  Variations in our effective tax rate generally result from changes in the relative levels of pre-tax income among jurisdictions with different tax rates.

Net Income (Loss).
Our net income was $228.6 million and $609.8 million for the three and nine months ended September 30, 2009, respectively, compared to a net loss of $233.1 million and $2.2 million for the three and nine months ended September 30, 2008, respectively.  This increase was the result of the items discussed above.

Ratios.
Our combined ratio decreased by 26.3 points to 88.7% for the three months ended September 30, 2009 compared to 115.0% for the three months ended September 30, 2008 and decreased by 10.8 points to 88.8% for the nine months ended September 30, 2009 compared to 99.6% for the nine months ended September 30, 2008.   The loss ratio component decreased 27.1 points and 10.3 points for the three and nine months ended September 30, 2009, respectively, compared to the same periods last year, principally due to the significant decrease in catastrophe losses. The commission and brokerage ratio component increased by 0.1 points and decreased by 0.9 points for the three and nine months ended September 30, 2009, respectively, compared to the same periods last year, due to mix of business, while the other underwriting expense ratio component increased by 0.7 points and 0.4 points for the three and nine months ended September 30, 2009, respectively, compared to the same periods last year.

Shareholders’ Equity.
Shareholders’ equity increased by $1,124.6 million to $6,085.0 million at September 30, 2009 from $4,960.4 million at December 31, 2008, principally as a result of $609.8 million of net income, $575.7 million of unrealized appreciation on investments, net of tax, $103.7 million of foreign currency translation adjustments and share-based compensation transactions of $11.8 million, partially offset by common share repurchases of $90.5 million and $88.2 million of shareholder dividends.

Consolidated Investment Results

Net Investment Income.
Net investment income increased slightly to $165.4 million for the three months ended September 30, 2009 from $164.5 million for the three months ended September 30, 2008, and decreased to $401.4 million for the nine months ended September 30, 2009 from $490.5 million for the nine months ended September 30, 2008. The changes for the nine month comparison were primarily due to losses incurred in the first quarter of 2009 on our limited partnership investments that invest in public and non-public securities, both equity and debt, which reported to us on a quarter lag.

The following table shows the components of net investment income for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2009	2008	2009	2008
Fixed maturities	$145.4	$140.0	$434.4	$401.6
Equity securities	0.8	4.9	2.2	17.2
Short-term investments and cash	0.6	8.9	5.9	43.6
Other invested assets
Limited partnerships	23.5	11.1	(29.2)	31.1
Other	(1.3)	0.3	(0.3)	2.0
Total gross investment income	168.9	165.2	412.9	495.5
Interest credited and other expense	(3.5)	(0.7)	(11.5)	(5.0)
Total net investment income	$165.4	$164.5	$401.4	$490.5

(Some amounts may not reconcile due to rounding.)

The following tables show a comparison of various investment yields for the periods indicated:

	At September 30,	At December 31,
	2009	2008
Imbedded pre-tax yield of cash and invested assets	4.0%	4.5%
Imbedded after-tax yield of cash and invested assets	3.5%	4.0%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Annualized pre-tax yield on average cash and invested assets	4.6%	4.5%	3.7%	4.5%
Annualized after-tax yield on average cash and invested assets	4.2%	3.9%	3.4%	3.8%

Net Realized Capital Gains (Losses).
The following table presents the composition of our net realized capital gains (losses) for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2009	2008	Variance	2009	2008	Variance
Gains (losses) from sales:
Fixed maturity securities, market value
Gains	$4.0	$0.1	$3.9	$12.0	$2.0	$10.0
Losses	(11.4)	(14.1)	2.7	(55.6)	(16.5)	(39.1)
Total	(7.4)	(14.0)	6.6	(43.6)	(14.5)	(29.1)

Fixed maturity securities, fair value
Gains	0.3	-	0.3	0.6	-	0.6
Losses	-	-	-	(0.1)	-	(0.1)
Total	0.2	-	0.2	0.4	-	0.4

Equity securities, market value
Gains	8.1	-	8.1	8.1	-	8.1
Losses	-	-	-	-	-	-
Total	8.1	-	8.1	8.1	-	8.1

Equity securities, fair value
Gains	1.3	13.4	(12.1)	7.2	21.0	(13.8)
Losses	-	(23.6)	23.6	(0.7)	(42.1)	41.4
Total	1.3	(10.2)	11.5	6.5	(21.1)	27.6

Total net realized capital gains (losses) from sales
Gains	13.8	13.5	0.3	27.9	23.0	4.9
Losses	(11.4)	(37.7)	26.3	(56.4)	(58.6)	2.2
Total	2.3	(24.2)	26.5	(28.6)	(35.6)	7.0

Other-than-temporary impairments:	-	(153.4)	153.4	(13.2)	(159.9)	146.7

Gains (losses) from fair value adjustments:
Fixed maturities, fair value	5.8	(0.2)	6.0	7.8	(0.2)	8.0
Equity securities, fair value	23.0	(115.6)	138.6	23.4	(265.6)	289.0
Total	28.9	(115.8)	144.7	31.3	(265.8)	297.1

Total net realized capital gains (losses)	$31.1	$(293.4)	$324.5	$(10.6)	$(461.3)	$450.7

(Some amounts may not reconcile due to rounding.)

We reported $31.1 million net realized capital gains and $293.4 million net realized capital losses for the three months ended September 30, 2009 and 2008, respectively.  We recorded $28.9 million in net realized capital gains and $115.8 million in net realized capital losses due to fair value re-measurements for the three months ended September 30, 2009 and 2008, respectively.  This improvement was primarily due to the healthier financial markets.  In addition, we did not record any other-than-temporary impairments for the three months ended September 30, 2009 compared to $153.4 million for the three months ended September 30, 2008.

We reported $10.6 million and $461.3 million net realized capital losses for the nine months ended September 30, 2009 and 2008, respectively.  We recorded $31.3 million in net realized capital gains and $265.8 million in net realized capital losses due to fair value re-measurements for the nine months ended September 30, 2009 and 2008, respectively.  Once again, this improvement was primarily due to the improved financial markets.  We recorded other-than-temporary impairments of $13.2 million for the nine months ended September 30, 2009 compared to $159.9 million for the nine months ended September 30, 2008.

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

The following discusses the underwriting results for each of our segments for the periods indicated:

U.S. Reinsurance.
The following table presents the underwriting results and ratios for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2009	2008	Variance	% Change	2009	2008	Variance	% Change
Gross written premiums	$345.6	$280.5	$65.1	23.2%	$876.0	$714.5	$161.5	22.6%
Net written premiums	346.3	277.2	69.1	24.9%	873.1	705.2	167.9	23.8%

Premiums earned	$276.7	$265.5	$11.2	4.2%	$835.7	$792.8	$42.9	5.4%
Incurred losses and LAE	121.0	363.3	(242.3)	-66.7%	417.7	656.9	(239.2)	-36.4%
Commission and brokerage	53.8	55.9	(2.0)	-3.6%	189.3	206.2	(17.0)	-8.2%
Other underwriting expenses	9.7	7.8	1.8	23.3%	25.3	23.5	1.8	7.4%
Underwriting gain (loss)	$92.2	$(161.5)	$253.7	-157.1%	$203.6	$(93.8)	$297.4	NM

				Point Chg				Point Chg
Loss ratio	43.7%	136.9%		(93.2)	50.0%	82.9%		(32.9)
Commission and brokerage ratio	19.5%	21.0%		(1.5)	22.6%	26.0%		(3.4)
Other underwriting expense ratio	3.5%	2.9%		0.6	3.0%	2.9%		0.1
Combined ratio	66.7%	160.8%		(94.1)	75.6%	111.8%		(36.2)

(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums increased by 23.2% to $345.6 million for the three months ended September 30, 2009 from $280.5 million for the three months ended September 30, 2008, primarily due to $26.8 million from several new crop hail quota share treaties, a $20.9 million (28.6%) increase in treaty casualty volume, a $13.4 million (7.0%) increase in treaty property volume and a $4.0 million (22.7%) increase in facultative volume.  Our treaty casualty premiums were higher as we are writing more quota share business, which in part, is driven by the capital concerns of our ceding company customers looking for broader reinsurance support.  The crop hail business is a new 2009 line of business for us and we anticipate similar volume in the remaining quarter of 2009.  Net written premiums increased 24.9% to $346.3 million for the three months ended September 30, 2009 compared to $277.2 million for the three months ended September 30, 2008, in line with the increase in gross written premiums.  Premiums earned increased 4.2% to $276.7 million for the three months ended September 30, 2009 compared to $265.5 million for the three months ended September 30, 2008.  The change in premiums earned relative to net written premiums is the result of timing; premiums, for proportionate contracts, are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums increased by 22.6% to $876.0 million for the nine months ended September 30, 2009 from $714.5 million for the nine months ended September 30, 2008, primarily due to $68.5 million from the new crop hail quota share treaties, a $59.8 million (29.7%) increase in treaty casualty volume, a $31.0 million (7.0%) increase in treaty property volume and a $2.2 million (3.2%) increase in facultative volume. Net written premiums increased 23.8% to $873.1 million for the nine months ended September 30, 2009 compared to $705.2 million for the nine months ended September 30, 2008, in line with the increase in gross written premiums.  Premiums earned increased 5.4% to $835.7 million for the nine months ended September 30, 2009 compared to $792.8 million for the nine months ended September 30, 2008.  Variances for the nine months were driven by similar factors as those discussed above for the three months.

Incurred Losses and LAE. The following tables present the incurred losses and LAE for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2009
Attritional	$134.7	48.7%		$(16.2)	-5.9%		$118.5	42.8%
Catastrophes	-	0.0%		2.5	0.9%		2.5	0.9%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$134.7	48.7%		$(13.8)	-5.0%		$121.0	43.7%

2008
Attritional	$121.9	45.9%		$11.7	4.4%		$133.6	50.3%
Catastrophes	222.3	83.7%		7.4	2.8%		229.7	86.5%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$344.2	129.7%		$19.1	7.2%		$363.3	136.9%

Variance 2009/2008
Attritional	$12.8	2.8	pts	$(27.9)	(10.3)	pts	$(15.1)	(7.5)	pts
Catastrophes	(222.3)	(83.7)	pts	(4.9)	(1.9)	pts	(227.2)	(85.6)	pts
A&E	-	-	pts	-	-	pts	-	-	pts
Total segment	$(209.5)	(81.0)	pts	$(32.9)	(12.2)	pts	$(242.3)	(93.2)	pts

	Nine Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2009
Attritional	$420.8	50.4%		$(3.7)	-0.4%		$417.1	49.9%
Catastrophes	-	0.0%		0.6	0.1%		0.6	0.1%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$420.8	50.4%		$(3.1)	-0.4%		$417.7	50.0%

2008
Attritional	$365.7	46.1%		$43.5	5.5%		$409.2	51.6%
Catastrophes	232.3	29.3%		15.5	2.0%		247.8	31.3%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$598.0	75.4%		$58.9	7.4%		$656.9	82.9%

Variance 2009/2008
Attritional	$55.1	4.2	pts	$(47.2)	(5.9)	pts	$8.0	(1.7)	pts
Catastrophes	(232.3)	(29.3)	pts	(14.9)	(1.9)	pts	(247.2)	(31.2)	pts
A&E	-	-	pts	-	-	pts	-	-	pts
Total segment	$(177.2)	(25.0)	pts	$(62.1)	(7.8)	pts	$(239.2)	(32.9)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses were $242.3 million (93.2 points) lower for the three months ended September 30, 2009 compared to the three months ended September 30, 2008, primarily as a result of a $222.3 million (83.7 points) decrease due to the absence of current year catastrophe losses in the third quarter of 2009 compared to the same period in 2008.  In addition, prior years’ reserves developed favorably in 2009 by $13.8 million compared to unfavorable development in 2008 of $19.1 million.

Incurred losses were $239.2 million (32.9 points) lower at $417.7 million for the nine months ended September 30, 2009 from $656.9 million for the nine months ended September 30, 2008, primarily due to a $232.3 million (29.3 points) decrease due to the absence of current year catastrophe losses in 2009.

Segment Expenses. Commission and brokerage expenses decreased by 3.6% to $53.8 million for the three months ended September 30, 2009 compared to the same period in 2008.  Commission and brokerage expenses decreased by 8.2% to $189.3 million for the nine months ended September 30, 2009 from $206.2 million for the nine months ended September 30, 2008. These decreases are primarily due to the change in the mix and type of business written.  Segment other underwriting expenses for the three months ended September 30, 2009 increased to $9.7 million from $7.8 million for the three months ended

September 30, 2008.  Segment other underwriting expenses for the nine months ended September 30, 2009 increased to $25.3 million from $23.5 million for the nine months ended September 30, 2008.

U.S. Insurance.
The following table presents the underwriting results and ratios for the U.S. Insurance segment for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2009	2008	Variance	% Change	2009	2008	Variance	% Change
Gross written premiums	$230.5	$194.0	$36.5	18.8%	$648.7	$595.5	$53.3	8.9%
Net written premiums	160.5	160.3	0.2	0.2%	512.0	490.7	21.3	4.3%

Premiums earned	$168.4	$168.4	$-	0.0%	$503.0	$544.1	$(41.1)	-7.6%
Incurred losses and LAE	130.8	115.6	15.2	13.1%	367.1	443.1	(75.9)	-17.1%
Commission and brokerage	34.6	35.4	(0.8)	-2.2%	99.3	110.1	(10.8)	-9.8%
Other underwriting expenses	20.0	16.9	3.1	18.4%	56.4	47.1	9.3	19.7%
Underwriting (loss) gain	$(17.0)	$0.6	$(17.5)	NM	$(19.8)	$(56.1)	$36.3	-64.7%

				Point Chg				Point Chg
Loss ratio	77.7%	68.6%		9.1	73.0%	81.4%		(8.4)
Commission and brokerage ratio	20.5%	21.0%		(0.5)	19.7%	20.2%		(0.5)
Other underwriting expense ratio	11.9%	10.1%		1.8	11.2%	8.7%		2.5
Combined ratio	110.1%	99.7%		10.4	103.9%	110.3%		(6.4)

(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums increased by 18.8% to $230.5 million for the three months ended September 30, 2009 from $194.0 million for the three months ended September 30, 2008.  Most of the new premium was derived from our entry into the financial institution D&O and E&O market and additional property insurance written in Florida, where rates to exposure remain attractive.  Net written premiums increased slightly to $160.5 million for the three months ended September 30, 2009 compared to $160.3 million for the three months ended September 30, 2008 as increased ceded premiums basically offset the increase in gross written premiums.  Premiums earned remained flat at $168.4 million for the three months ended September 30, 2009 compared to the same period in 2008.

Gross written premiums increased by 8.9% to $648.7 million for the nine months ended September 30, 2009 from $595.5 million for the nine months ended September 30, 2008.  Net written premiums increased by 4.3% to $512.0 million for the nine months ended September 30, 2009 compared to $490.7 million for the nine months ended September 30, 2008.  Premiums earned decreased 7.6% to $503.0 million for the nine months ended September 30, 2009 from $544.1 million for the nine months ended September 30, 2008.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE. The following tables present the incurred losses and LAE for the U.S. Insurance segment for the periods indicated.

	Three Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2009
Attritional	$121.0	71.9%		$9.8	5.8%		$130.8	77.7%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
Total segment	$121.0	71.8%		$9.8	5.8%		$130.8	77.7%

2008
Attritional	$115.8	68.8%		$(0.2)	-0.1%		$115.6	68.6%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
Total segment	$115.8	68.8%		$(0.2)	-0.1%		$115.6	68.6%

Variance 2009/2008
Attritional	$5.2	3.1	pts	$10.0	5.9	pts	$15.2	9.0	pts
Catastrophes	-	-	pts	-	-	pts	-	-	pts
Total segment	$5.2	3.0	pts	$10.0	5.9	pts	$15.2	9.1	pts

	Nine Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2009
Attritional	$356.8	70.9%		$10.3	2.1%		$367.1	73.0%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
Total segment	$356.8	70.9%		$10.3	2.0%		$367.1	73.0%

2008
Attritional	$375.8	69.1%		$67.5	12.4%		$443.3	81.5%
Catastrophes	-	0.0%		(0.3)	-0.1%		(0.3)	-0.1%
Total segment	$375.8	69.1%		$67.2	12.4%		$443.1	81.4%

Variance 2009/2008
Attritional	$(19.0)	1.9	pts	$(57.2)	(10.4)	pts	$(76.2)	(8.5)	pts
Catastrophes	-	-	pts	0.3	0.1	pts	0.3	0.1	pts
Total segment	$(19.0)	1.8	pts	$(57.0)	(10.4)	pts	$(75.9)	(8.4)	pts

(Some amounts may not reconcile due to rounding.)
Incurred losses and LAE increased by 13.1% to $130.8 million for the three months ended September 30, 2009 from $115.6 million for the three months ended September 30, 2008, primarily driven by the increase in prior years’ attritional reserves of $10.0 million, principally on one claim.

Incurred losses and LAE decreased by 17.1% to $367.1 million for the nine months ended September 30, 2009 from $443.1 million for the nine months ended September 30, 2008, primarily driven by the 7.6% decrease in premiums earned and the absence of the 2008 attritional prior years’ $85.3 million loss development on an auto loan credit program.

Segment Expenses. Commission and brokerage decreased by 2.2% to $34.6 million for the three months ended September 30, 2009 from $35.4 million for the three months ended September 30, 2008. Commission and brokerage decreased by 9.8% to $99.3 million for the nine months ended September 30, 2009 from $110.1 million for the nine months ended September 30, 2008.  These decreases were primarily due to the change in the mix of business written and the reinsurance purchased on the business written.  Segment other underwriting expenses for the three months ended September 30, 2009 increased to $20.0 million as compared to $16.9 million for the three months ended September 30, 2008. Segment other underwriting expenses for the nine months ended September 30, 2009 increased to $56.4 million as compared to $47.1 million for the nine months ended September 30, 2008. These increases were primarily due to increased compensation costs.

Specialty Underwriting.
The following table presents the underwriting results and ratios for the Specialty Underwriting segment for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2009	2008	Variance	% Change	2009	2008	Variance	% Change
Gross written premiums	$67.6	$54.8	$12.8	23.3%	$183.7	$193.9	$(10.2)	-5.3%
Net written premiums	66.9	53.3	13.6	25.6%	180.6	190.6	(9.9)	-5.2%

Premiums earned	$66.8	$55.3	$11.5	20.9%	$184.9	$186.4	$(1.6)	-0.8%
Incurred losses and LAE	48.2	54.2	(6.0)	-11.1%	130.9	124.1	6.8	5.5%
Commission and brokerage	19.3	16.1	3.2	20.0%	52.8	52.2	0.7	1.3%
Other underwriting expenses	2.4	1.9	0.4	23.0%	6.2	6.2	-	0.7%
Underwriting (loss) gain	$(3.0)	$(16.9)	$13.9	-82.0%	$(5.0)	$4.0	$(9.1)	-224.5%

				Point Chg				Point Chg
Loss ratio	72.0%	97.9%		(25.9)	70.8%	66.5%		4.3
Commission and brokerage ratio	28.9%	29.2%		(0.3)	28.6%	28.0%		0.6
Other underwriting expense ratio	3.6%	3.5%		0.1	3.3%	3.3%		-
Combined ratio	104.5%	130.6%		(26.1)	102.7%	97.8%		4.9

(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums increased by 23.3% to $67.6 million for the three months ended September 30, 2009 from $54.8 million for the three months ended September 30, 2008, primarily due to a $9.0 million increase in aviation premiums and a $7.6 million increase in A&H premiums, partially offset by a $4.0 million decrease in surety premiums.  Net written premiums increased 25.6% to $66.9 million for the three months ended September 30, 2009 compared to $53.3 million for the three months ended September 30, 2008, as a result of the increase in writings in the aviation and A&H lines.  Premiums earned increased 20.9% to $66.8 million for the three months ended September 30, 2009 compared to $55.3 million for the three months ended September 30, 2008, in line with the change in net written premiums.

Gross written premiums decreased by 5.3% to $183.7 million for the nine months ended September 30, 2009 from $193.9 million for the nine months ended September 30, 2008, primarily due to a $24.1 million decrease in marine premiums, partially offset by a $9.5 million increase in aviation premiums and a $3.6 million increase in A&H premiums.  Net written premiums decreased 5.2% to $180.6 million for the nine months ended September 30, 2009 compared to $190.6 million for the nine months ended September 30, 2008.  Premiums earned decreased slightly to $184.9 million for the nine months ended September 30, 2009 from $186.4 million for the nine months ended September 30, 2008.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following tables present the incurred losses and LAE for the Specialty Underwriting segment for the periods indicated.

	Three Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2009
Attritional	$46.4	69.5%		$2.5	3.7%		$48.9	73.2%
Catastrophes	-	0.0%		(0.8)	-1.2%		(0.8)	-1.2%
Total segment	$46.4	69.5%		$1.7	2.6%		$48.2	72.0%

2008
Attritional	$33.4	60.4%		$-	0.0%		$33.4	60.4%
Catastrophes	17.5	31.6%		3.3	6.0%		20.8	37.6%
Total segment	$50.9	92.0%		$3.3	5.9%		$54.2	97.9%

Variance 2009/2008
Attritional	$13.0	9.1	pts	$2.5	3.8	pts	$15.6	12.9	pts
Catastrophes	(17.5)	(31.6)	pts	(4.1)	(7.1)	pts	(21.6)	(38.8)	pts
Total segment	$(4.5)	(22.5)	pts	$(1.5)	(3.3)	pts	$(6.0)	(25.9)	pts

	Nine Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2009
Attritional	$124.5	67.4%		$2.5	1.4%		$127.0	68.7%
Catastrophes	-	0.0%		3.9	2.1%		3.9	2.1%
Total segment	$124.5	67.3%		$6.4	3.4%		$130.9	70.8%

2008
Attritional	$110.4	59.2%		$(9.0)	-4.8%		$101.4	54.4%
Catastrophes	17.5	9.4%		5.2	2.8%		22.7	12.2%
Total segment	$127.9	68.6%		$(3.9)	-2.1%		$124.1	66.5%

Variance 2009/2008
Attritional	$14.1	8.1	pts	$11.5	6.2	pts	$25.6	14.3	pts
Catastrophes	(17.5)	(9.4)	pts	(1.3)	(0.7)	pts	(18.8)	(10.1)	pts
Total segment	$(3.4)	(1.3)	pts	$10.2	5.5	pts	$6.8	4.3	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased by 11.1% to $48.2 million for the three months ended September 30, 2009 compared to $54.2 million for the three months ended September 30, 2008, principally as the result of favorable variances in current and prior years’ catastrophe loss development in comparison to 2008, partially offset by increased attritional current and prior years’ incurred losses on the marine line of business.

Incurred losses and LAE increased by 5.5% to $130.9 million for the nine months ended September 30, 2009 compared to $124.1 million for the nine months ended September 30, 2008, as a result of unfavorable attritional losses on the marine book of business, partially offset by decreased catastrophe losses, period over period.

Segment Expenses. Commission and brokerage increased 20.0% to $19.3 million for the three months ended September 30, 2009 from $16.1 million for the three months ended September 30, 2008. Commission and brokerage increased 1.3% to $52.8 million for the nine months ended September 30, 2009 from $52.2 million for the nine months ended September 30, 2008.  Segment other underwriting expenses increased to $2.4 million for the three months ended September 30, 2009 from $1.9 million for the three months ended September 30, 2008. Segment other underwriting expenses remained flat at $6.2 million for the nine months ended September 30, 2009 compared to 2008.

International.
The following table presents the underwriting results and ratios for the International segment for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2009	2008	Variance	% Change	2009	2008	Variance	% Change
Gross written premiums	$272.6	$248.8	$23.8	9.6%	$797.6	$654.2	$143.4	21.9%
Net written premiums	270.9	248.8	22.1	8.9%	794.5	654.0	140.5	21.5%

Premiums earned	$262.2	$230.1	$32.1	14.0%	$771.1	$635.1	$136.0	21.4%
Incurred losses and LAE	165.4	133.9	31.4	23.5%	454.2	377.0	77.3	20.5%
Commission and brokerage	68.3	58.9	9.4	16.0%	197.6	161.0	36.6	22.7%
Other underwriting expenses	6.2	4.7	1.5	31.3%	16.5	14.5	2.0	13.6%
Underwriting gain	$22.3	$32.6	$(10.2)	-31.4%	$102.7	$82.6	$20.1	24.3%

				Point Chg				Point Chg
Loss ratio	63.1%	58.2%		4.9	58.9%	59.4%		(0.5)
Commission and brokerage ratio	26.1%	25.6%		0.5	25.6%	25.4%		0.2
Other underwriting expense ratio	2.3%	2.0%		0.3	2.2%	2.2%		-
Combined ratio	91.5%	85.8%		5.7	86.7%	87.0%		(0.3)

(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums increased by 9.6% to $272.6 million for the three months ended September 30, 2009 from $248.8 million for the three months ended September 30, 2008.  As a result of our strong financial strength ratings, we continue to see increased participations on treaties in most regions, new business writings and preferential signings, including preferential terms and conditions.  In addition, rates, in some markets, also contributed to the increased written premiums.  Premiums written through the Brazil, Miami and New Jersey offices increased by $11.1 million (7.0%), by $7.4 million (13.8%) through the Asian branch and by $5.3 million (14.0%) for the Canadian branch.  Net written premiums increased by 8.9% to $270.9 million for the three months ended September 30, 2009 compared to $248.8 million for the three months ended September 30, 2008, principally as a result of the increase in gross written premiums.  Premiums earned increased 14.0% to $262.2 million for the three months ended September 30, 2009 compared to $230.1 million for the three months ended September 30, 2008.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums increased by 21.9% to $797.6 million for the nine months ended September 30, 2009 from $654.2 million for the nine months ended September 30, 2008.  Premiums written through the Brazil, Miami and New Jersey offices increased by $112.5 million (27.3%) and through the Asian branch by $31.9 million (24.5%), while premiums for the Canadian branch decreased by $1.0 million (0.9%).  Net written premiums increased by 21.5% to $794.5 million for the nine months ended September 30, 2009 compared to $654.0 million for the nine months ended September 30, 2008.  Premiums earned increased 21.4% to $771.1 million for the nine months ended September 30, 2009 compared to $635.1 million for the nine months ended September 30, 2008, in line with the increase in net written premiums. Variance explanations for the nine months were similar to those discussed above for the three months.

Incurred Losses and LAE.  The following tables present the incurred losses and LAE for the International segment for the periods indicated.

	Three Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2009
Attritional	$139.9	53.4%		$2.3	0.9%		$142.2	54.2%
Catastrophes	20.1	7.7%		3.1	1.2%		23.2	8.8%
Total segment	$160.0	61.0%		$5.4	2.1%		$165.4	63.1%

2008
Attritional	$130.7	56.8%		$(7.0)	-3.0%		$123.7	53.8%
Catastrophes	12.7	5.5%		(2.5)	-1.1%		10.2	4.4%
Total segment	$143.4	62.3%		$(9.5)	-4.1%		$133.9	58.2%

Variance 2009/2008
Attritional	$9.2	(3.5)	pts	$9.3	3.9	pts	$18.5	0.5	pts
Catastrophes	7.4	2.1	pts	5.6	2.3	pts	13.0	4.4	pts
Total segment	$16.5	(1.3)	pts	$14.9	6.2	pts	$31.4	4.9	pts

	Nine Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2009
Attritional	$412.6	53.5%		$3.2	0.4%		$415.9	53.9%
Catastrophes	36.3	4.7%		2.1	0.3%		38.4	5.0%
Total segment	$448.9	58.2%		$5.4	0.7%		$454.2	58.9%

2008
Attritional	$349.5	55.0%		$(2.4)	-0.4%		$347.1	54.7%
Catastrophes	30.7	4.8%		(0.9)	-0.1%		29.8	4.7%
Total segment	$380.2	59.9%		$(3.3)	-0.5%		$377.0	59.4%

Variance 2009/2008
Attritional	$63.1	(1.5)	pts	$5.6	0.8	pts	$68.7	(0.7)	pts
Catastrophes	5.6	(0.1)	pts	3.0	0.4	pts	8.6	0.3	pts
Total segment	$68.7	(1.7)	pts	$8.6	1.2	pts	$77.3	(0.5)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased to $165.4 million for the three months ended September 30, 2009 compared to $133.9 million for the three months ended September 30, 2008.  The segment loss ratio increased by 4.9 points for the three months ended September 30, 2009 compared to the three months ended September 30, 2008, primarily due to the increased third quarter 2009 catastrophes (4.4 points) and increased attritional losses (0.5 points).

Incurred losses and LAE increased to $454.2 million for the nine months ended September 30, 2009 compared to $377.0 million for the nine months ended September 30, 2008, primarily as a result of the increase in premiums earned.

Segment Expenses. Commission and brokerage increased 16.0% to $68.3 million for the three months ended September 30, 2009 from $58.9 million for the three months ended September 30, 2008.  Commission and brokerage increased 22.7% to $197.6 million for the nine months ended September 30, 2009 from $161.0 million for the nine months ended September 30, 2008.  These increases were primarily due to the growth in premiums earned in conjunction with the blend of business mix.  Segment other underwriting expenses for the three and nine months ended September 30, 2009 increased to $6.2 million and $16.5 million, respectively, compared to $4.7 million and $14.5 million for the three and nine months ended September 30, 2008, respectively.

Bermuda.
The following table presents the underwriting results and ratios for the Bermuda segment for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2009	2008	Variance	% Change	2009	2008	Variance	% Change
Gross written premiums	$212.6	$221.0	$(8.5)	-3.8%	$594.3	$623.9	$(29.5)	-4.7%
Net written premiums	212.6	221.0	(8.4)	-3.8%	594.5	623.5	(29.1)	-4.7%

Premiums earned	$201.2	$212.6	$(11.3)	-5.3%	$569.8	$627.4	$(57.6)	-9.2%
Incurred losses and LAE	122.0	146.6	(24.7)	-16.8%	354.0	362.8	(8.8)	-2.4%
Commission and brokerage	53.1	51.8	1.3	2.6%	145.5	160.4	(14.9)	-9.3%
Other underwriting expenses	6.3	5.7	0.6	10.1%	17.5	18.3	(0.9)	-4.8%
Underwriting gain	$19.8	$8.4	$11.4	136.5%	$52.9	$85.9	$(33.0)	-38.4%

				Point Chg				Point Chg
Loss ratio	60.6%	69.0%		(8.4)	62.1%	57.8%		4.3
Commission and brokerage ratio	26.4%	24.4%		2.0	25.5%	25.6%		(0.1)
Other underwriting expense ratio	3.2%	2.7%		0.5	3.1%	2.9%		0.2
Combined ratio	90.2%	96.1%		(5.9)	90.7%	86.3%		4.4

(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums decreased 3.8% to $212.6 million for the three months ended September 30, 2009 compared to $221.0 million for the three months ended September 30, 2008.  Premiums written out of the UK branch decreased $5.3 million, or 3.5%, principally as a result of the change in foreign exchange rates period over period. Excluding the impact of the foreign exchange, premiums were up approximately 11% for the branch.  The Bermuda home office gross written premiums decreased $3.1 million, or 4.4%. Net written premiums decreased 3.8% to $212.6 million for the three months ended September 30, 2009 compared to $221.0 million for the three months ended September 30, 2008, in line with gross written premiums. Premiums earned decreased 5.3% to $201.2 million for the three months ended September 30, 2009 compared to $212.6 million for the three months ended September 30, 2008.

Gross written premiums decreased 4.7% to $594.3 million for the nine months ended September 30, 2009 compared to $623.9 million for the nine months ended September 30, 2008.  Premiums written out of the UK branch decreased $40.2 million, or 9.7%, as a result of the change in foreign exchange rates period over period.  Excluding the impact of the foreign exchange, the branch premiums were up approximately 15%.  The Bermuda home office gross written premium increased $10.9 million, or 5.3%.  Net written premiums decreased 4.7% to $594.5 million for the nine months ended September 30, 2009 compared to $623.5 million for the nine months ended September 30, 2008.  Premiums earned decreased 9.2% to $569.8 million for the nine months ended September 30, 2009 compared to $627.4 million for the nine months ended September 30, 2008.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following tables present the incurred losses and LAE for the Bermuda segment for the periods indicated.

	Three Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2009
Attritional	$112.0	55.7%		$10.3	5.1%		$122.3	60.8%
Catastrophes	-	0.0%		(0.3)	-0.2%		(0.3)	-0.2%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$112.0	55.7%		$10.0	5.0%		$122.0	60.6%

2008
Attritional	$115.0	54.1%		$(13.5)	-6.4%		$101.5	47.7%
Catastrophes	50.0	23.5%		(4.8)	-2.3%		45.2	21.3%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$165.0	77.6%		$(18.3)	-8.6%		$146.6	69.0%

Variance 2009/2008
Attritional	$(3.0)	1.6	pts	$23.8	11.5	pts	$20.8	13.0	pts
Catastrophes	(50.0)	(23.5)	pts	4.5	2.1	pts	(45.5)	(21.4)	pts
A&E	-	-	pts	-	-	pts	-	-	pts
Total segment	$(53.0)	(21.9)	pts	$28.3	13.6	pts	$(24.7)	(8.4)	pts

	Nine Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2009
Attritional	$310.6	54.5%		$20.3	3.6%		$330.9	58.1%
Catastrophes	19.7	3.5%		3.4	0.6%		23.2	4.1%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$330.3	58.0%		$23.7	4.2%		$354.0	62.1%

2008
Attritional	$351.6	56.0%		$(33.6)	-5.4%		$318.0	50.7%
Catastrophes	55.7	8.9%		(10.8)	-1.7%		44.8	7.1%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$407.3	64.9%		$(44.5)	-7.1%		$362.8	57.8%

Variance 2009/2008
Attritional	$(41.0)	(1.5)	pts	$53.9	8.9	pts	$12.9	7.4	pts
Catastrophes	(35.9)	(5.4)	pts	14.3	2.3	pts	(21.7)	(3.1)	pts
A&E	-	-	pts	-	-	pts	-	-	pts
Total segment	$(77.0)	(6.9)	pts	$68.2	11.3	pts	$(8.8)	4.3	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased 16.8% to $122.0 million for the three months ended September 30, 2009 compared to $146.6 million for the three months ended September 30, 2008.  The decrease was the result of the absence in 2009 of current year catastrophe losses, partially offset by $10.3 million unfavorable prior years’ attritional loss development in 2009 compared to $13.5 million favorable attritional loss development in 2008.

Incurred losses and LAE decreased 2.4% to $354.0 million for the nine months ended September 30, 2009 compared to $362.8 million for the nine months ended September 30, 2008.  The principal drivers of the decrease were the $21.7 million decrease in catastrophe losses, partially offset by the increase in attritional losses of $12.9 million, period over period.

Segment Expenses. Commission and brokerage increased 2.6% to $53.1 million for the three months ended September 30, 2009 from $51.8 million for the three months ended September 30, 2008. Commission and brokerage decreased 9.3% to $145.5 million for the nine months ended September 30, 2009 from $160.4 million for the nine months ended September 30, 2008.  These variances are principally the result of lower earned premiums and changes in the mix of business.  Segment other underwriting expenses for the three months ended September 30, 2009 and 2008 were $6.3 million and $5.7 million, respectively.  Segment other underwriting expenses for the nine months ended September 30, 2009 and 2008 were $17.5 million and $18.3 million, respectively.

FINANCIAL CONDITION

Cash and Invested Assets.  Aggregate invested assets, including cash and short-term investments, were $15,113.0 million at September 30, 2009, an increase of $1,398.8 million compared to $13,714.3 million at December 31, 2008.  This increase was primarily the result of $640.7 million of unrealized appreciation, $598.7 million of cash flows from operations, $250.7 million in foreign exchange gains on our portfolio securities and cash and $157.4 million of unsettled securities, partially offset by repurchase of common shares of $90.5 million, $88.2 million paid out in dividends to shareholders, $83.0 million in debt repurchase and net realized capital losses of $10.6 million.

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

Over the past few years, we had reallocated our equity investment portfolio to include:  1) publicly traded equity securities and 2) private equity limited partnership investments.  The objective of this portfolio diversification was to enhance the risk-adjusted total return of the investment portfolio by allocating a prudent portion of the portfolio to higher return asset classes.  We had limited our allocation to these asset classes because of 1) the potential for volatility in their values and 2) the impact of these investments on regulatory and rating agency capital adequacy models.  As a result of the dramatic slowdown in the global economy and the liquidity crisis affecting the financial markets, we significantly reduced our exposure to public equities during the fourth quarter of 2008.  At September 30, 2009, the market value of investments in equity and limited partnership securities, carried at both market and fair value, approximated 13% of shareholders’ equity, a decrease of 3 points from the 16% of shareholders’ equity at December 31, 2008.

The Company’s limited partnership investments are comprised of limited partnerships that invest in public equities and limited partnerships that invest in private equity.  Generally, the public equity limited partnerships are reported on a one month lag while the private equity partnerships are included in the financials on a quarter lag.  All of the limited partnerships are required to report using fair value accounting per ASC 820-10.  We receive annual audited financial statements for all of the limited partnerships and for the quarterly reports; the Company staff performs reviews of the financial reports for any unusual changes in carrying value.  If the Company becomes aware of a significant decline in value during the lag reporting period, the loss will be recorded in the period in which the Company identifies the decline.

The tables below summarize the composition and characteristics of our investment portfolio as of the dates indicated.

	At September 30, 2009		At December 31, 2008
Fixed maturities, market value	$12,637.6	83.6%	$10,759.6	78.5%
Fixed maturities, fair value	52.8	0.4%	43.1	0.3%
Equity securities, market value	16.6	0.1%	16.9	0.1%
Equity securities, fair value	158.5	1.0%	119.8	0.9%
Short-term investments	1,340.5	8.9%	1,889.8	13.8%
Other invested assets	642.0	4.2%	679.4	4.9%
Cash	265.1	1.8%	205.7	1.5%
Total investments and cash	$15,113.0	100.0%	$13,714.3	100.0%

(Some amounts may not reconcile due to rounding.)

	At September 30, 2009	At December 31, 2008
Fixed income portfolio duration (years)	3.8	4.1
Fixed income composite credit quality	Aa2	Aa2
Imbedded end of period yield, pre-tax	4.0%	4.5%
Imbedded end of period yield, after-tax	3.5%	4.0%

The following table provides a comparison of our total return by asset class relative to broadly accepted industry benchmarks for the periods indicated.

	Nine Months Ended	Twelve Months Ended
	September 30, 2009	December 31, 2008
Fixed income portfolio total return	8.9%	0.3%
Barclay's Capital - U.S. aggregate index	5.7%	5.2%

Common equity portfolio total return	22.2%	-40.9%
S&P 500 index	19.3%	-37.0%

Other invested asset portfolio total return	-3.7%	-7.4%

Reinsurance Receivables.  Reinsurance receivables for both paid and unpaid losses totaled $625.1 million at September 30, 2009 and $657.2 million at December 31, 2008.  At September 30, 2009, $134.0 million, or 21.4%, was receivable from Transatlantic Reinsurance Company; $100.0 million, or 16.0%, was receivable from Continental Insurance Company; $69.3 million, or 11.1% was receivable from C.V. Starr (Bermuda); $57.1 million, or 9.1%, was receivable from Munich Reinsurance Company; $36.7 million, or 5.9%, was receivable from Berkley Insurance Company and $35.7 million, or 5.7%, was receivable from Ace Property and Casualty Insurance Company.  The receivable from Continental Insurance Company is collateralized by a funds held arrangement under which we have retained the premiums earned by the retrocessionaire to secure obligations of the retrocessionaire, recorded them as a liability, credited interest on the balances at a stated contractual rate and reduced the liability account as payments become due.  In addition, $229.5 million was receivable from Founders Insurance Company Limited, for which the Company has recorded a full provision for uncollectibility.  No other retrocessionaire accounted for more than 5% of our receivables.

Loss and LAE Reserves.   Gross loss and LAE reserves totaled $8,889.7 million at September 30, 2009 and $8,840.7 million at December 31, 2008.

The following tables summarize gross outstanding loss and LAE reserves by segment, classified by case reserves and IBNR reserves, for the periods indicated:

Gross Reserves By Segment

	At September 30, 2009
	Case	IBNR	Total	% of
(Dollars in millions)	Reserves	Reserves	Reserves	Total
U.S. Reinsurance	$1,370.0	$1,695.8	$3,065.8	34.5%
U.S. Insurance	677.6	1,118.3	1,795.9	20.2%
Specialty Underwriting	251.0	177.5	428.5	4.8%
International	724.2	538.6	1,262.8	14.2%
Bermuda	722.6	961.8	1,684.4	19.0%
Total excluding A&E	3,745.4	4,492.0	8,237.3	92.7%
A&E	360.0	292.4	652.3	7.3%
Total including A&E	$4,105.3	$4,784.4	$8,889.7	100.0%

(Some amounts may not reconcile due to rounding.)

	At December 31, 2008
	Case	IBNR	Total	% of
(Dollars in millions)	Reserves	Reserves	Reserves	Total
U.S. Reinsurance	$1,384.7	$1,884.1	$3,268.8	37.0%
U.S. Insurance	589.1	1,217.8	1,806.9	20.4%
Specialty Underwriting	260.8	163.4	424.2	4.8%
International	664.3	427.3	1,091.6	12.3%
Bermuda	634.9	827.4	1,462.3	16.5%
Total excluding A&E	3,533.7	4,520.1	8,053.8	91.1%
A&E	434.5	352.3	786.8	8.9%
Total including A&E	$3,968.2	$4,872.4	$8,840.7	100.0%

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2009	2008	2009	2008
Gross basis:
Beginning of period reserves	$704.5	$871.0	$786.8	$922.8
Incurred losses	-	-	-	-
Paid losses	(52.2)	(16.9)	(134.5)	(68.7)
End of period reserves	$652.3	$854.1	$652.3	$854.1

Net basis:
Beginning of period reserves	$673.9	$820.5	$749.1	$827.4
Incurred losses	-	-	-	-
Paid losses	(51.2)	(12.3)	(126.3)	(19.2)
End of period reserves	$622.8	$808.2	$622.8	$808.2

(Some amounts may not reconcile due to rounding.)

At September 30, 2009, the gross reserves for A&E losses were comprised of $141.3 million representing case reserves reported by ceding companies, $152.1 million representing additional case reserves established by us on assumed reinsurance claims, $66.5 million representing case reserves established by us on direct excess insurance claims, including Mt. McKinley, and $292.4 million representing IBNR reserves.

With respect to asbestos only, at September 30, 2009, we had gross asbestos loss reserves of $618.7 million, or 94.8%, of total A&E reserves, of which $486.4 million was for assumed business and $132.3 million was for direct business.

Industry analysts use the “survival ratio” to compare the A&E reserves among companies with such liabilities.  The survival ratio is typically calculated by dividing a company’s current net reserves by the three year average of annual paid losses.  Hence, the survival ratio equals the number of years that it would take to exhaust the current reserves if future loss payments were to continue at historical levels.  Using this measurement, our net three year asbestos survival ratio was 6.8 years at September 30, 2009.  These metrics can be skewed by individual large settlements occurring in the prior three years and therefore, may not be indicative of the timing of future payments.  This affect is influencing, by comparison, the lower number for the insurance business.

Shareholders’ Equity.  Our shareholders’ equity increased to $6,085.0 million at September 30, 2009 from $4,960.4 million at December 31, 2008.  This increase was the result of $609.8 million in net income, unrealized appreciation on investments, net of tax, of $575.7 million, $103.7 million of foreign currency translation adjustment and $11.8 million of share-based compensation transactions, partially offset by $90.5 million of common share repurchases and $88.2 million of shareholder dividends.

LIQUIDITY AND CAPITAL RESOURCES

Capital.  Our business operations are in part dependent on our financial strength and financial strength ratings, and the market’s perception of our financial strength, as measured by shareholders’ equity, which was $6,085.0 million at September 30, 2009 and $4,960.4 million at December 31, 2008.  On March 13, 2009, Everest Re and Everest National Insurance Company, wholly owned indirect subsidiaries of the Company, received notification of a one level ratings downgrade by Standard & Poor’s Ratings Services.  We continue to possess significant financial flexibility and access to the debt and equity markets as a result of our perceived financial strength, as evidenced by the financial strength ratings as assigned by independent rating agencies.  During the last six months of 2008 and into 2009, the capital markets were illiquid in reaction to the deepening credit crisis which led to bank and other financial institution failures and effective failures.  Credit spreads widened and the equity markets declined significantly during this period making access to the capital markets, for even highly rated companies, difficult and costly.  Our capital position remains strong, commensurate with our financial ratings.  We have ample liquidity to meet our financial obligations for the foreseeable future.  Therefore, we have no foreseeable need to enter the capital markets in the near term.

From time to time, we have used open market share repurchases to adjust our capital position and enhance long term expected returns to our shareholders.  On July 21, 2008, our existing authorization to purchase up to 5 million of our shares was amended to authorize the purchase of up to 10 million shares.  As of September 30, 2009, we had repurchased 5.4 million shares under this authorization.

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

Our liquidity requirements are generally met from positive cash flow from operations.  Positive cash flow results from reinsurance and insurance premiums being collected prior to disbursements for claims, which disbursements generally take place over an extended period after the collection of premiums, sometimes a period of many years.  Collected premiums are generally invested, prior to their use in such disbursements, and investment income provides additional funding for loss payments.  Our net cash flows from operating activities were $598.7 million and $607.7 million for the nine months ended September 30, 2009 and 2008, respectively.  Additionally, these cash flows reflected net tax payments of $70.8 million and $3.3 million for the nine months ended September 30, 2009 and 2008, respectively; net catastrophe loss payments of $184.8 million and $200.9 million for the nine months ended September 30, 2009 and 2008, respectively; and net A&E payments of $126.3 million and $19.2 million for the nine months ended September 30, 2009 and 2008, respectively.

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

As the timing of payments for claims and benefits cannot be predicted with certainty, we maintain portfolios of long term invested assets with varying maturities, along with short-term investments that provide additional liquidity for payment of claims.  At September 30, 2009 and December 31, 2008, we held cash and short-term investments of $1,605.6 million and $2,095.5 million, respectively.  All of our short-term investments are readily marketable and can be converted to cash.  In addition to these cash and short-term investments at September 30, 2009, we had $573.2 million of available for sale fixed maturity securities maturing within one year or less, $2,894.0 million maturing within one to five years and $5,719.0 million maturing after five years.  Our $175.0 million of equity securities are comprised primarily of publicly traded securities that can be easily liquidated. We believe that these fixed maturity and equity securities, in conjunction with the short-term investments and positive cash flow from operations, provide ample sources of liquidity for the expected payment of losses in the near future.  We do not anticipate selling securities or using available credit facilities to pay losses and LAE but have the ability to do so.  Sales of securities might result in realized capital gains or losses and at September 30, 2009 we had $462.3 million of net pre-tax unrealized appreciation, comprised of $634.2 million of pre-tax unrealized appreciation and $171.9 million of pre-tax unrealized depreciation.

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

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth.  Minimum net worth is an amount equal to the sum of $3,575.4 million plus 25% of consolidated net income for each of Group’s fiscal quarters, for which statements are available ending on or after January 1, 2007 and for which consolidated net income is positive, plus 25% of any increase in consolidated net worth during such period attributable to the issuance of ordinary and preferred shares, which at September 30, 2009, was $4,011.8 million.  As of September 30, 2009, the Company was in compliance with all Group Credit Facility covenants.

At September 30, 2009, there were outstanding letters of credit of $5.7 million and $339.0 million under tranche one and tranche two, respectively, of the Group Credit Facility.  At December 31, 2008, there were no outstanding letters of credit under tranche one and $411.9 million under tranche two of the Group Credit Facility.

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

The Holdings Credit Facility requires Holdings to maintain a debt to capital ratio of not greater than 0.35 to 1 and Everest Re to maintain its statutory surplus at $1.5 billion plus 25% of future aggregate net income and 25% of future aggregate capital contributions after December 31, 2005, which at September 30, 2009, was $1,889.9 million.  As of September 30, 2009, Holdings was in compliance with all Holdings Credit Facility covenants.

At September 30, 2009 and December 31, 2008, there were outstanding letters of credit of $28.0 million under the Holdings Credit Facility.

Costs incurred in connection with the Group Credit Facility and the Holdings Credit Facility were $0.4 million and $0.3 million for the three months ended September 30, 2009 and 2008, respectively, and $1.1 million and $1.0 million for the nine months ended September 30, 2009 and 2008, respectively.

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

Our current investment strategy seeks to maximize after-tax income through a high quality, diversified, taxable and tax-preferenced fixed maturity portfolio, while maintaining an adequate level of liquidity.  Our mix of taxable and tax-preferenced investments is adjusted periodically, consistent with our current and projected operating results, market conditions and our tax position.  The fixed maturity securities in the investment portfolio are comprised of non-trading available for sale securities.  Additionally, we have invested in equity securities.  We have also written a small number of equity index put options.

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

Interest Rate Risk.  Our $15.1 billion investment portfolio at September 30, 2009 is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations and some foreign exchange rate risk.  The impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity portfolio, including short-term investments, from a change in market interest rates.  In a declining interest rate environment, it includes prepayment risk on the $2,675.9 million of mortgage-backed securities in the $12,690.4 million fixed maturity portfolio.  Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The table below displays the potential impact of market value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $1,340.5 million of short-term investments) for the period indicated based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates.  For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually.  To generate appropriate price estimates on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account.  For legal entities with a non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios.

	Impact of Interest Rate Shift in Basis Points
	At September 30, 2009
(Dollars in millions)	-200	-100	0	100	200

Total Market/Fair Value	$15,088.6	$14,575.1	$14,030.9	$13,426.4	$12,836.2
Market/Fair Value Change from Base (%)	7.5%	3.9%	0.0%	-4.3%	-8.5%
Change in Unrealized Appreciation
After-tax from Base ($)	$811.6	$415.6	$-	$(459.9)	$(913.4)

We had $8,889.7 million and $8,840.7 million of gross reserves for losses and LAE as of September 30, 2009 and December 31, 2008, respectively.  These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money.  Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value.  As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases.  These movements are the opposite of the interest rate impacts on the fair value of investments.  While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid.  Our loss and loss reserve obligations have an expected duration of approximately 4.1 years, which is reasonably consistent with our fixed income portfolio.  If we were to discount our loss and LAE reserves, net of $0.6 billion of reinsurance receivables on unpaid losses, the discount would be approximately $1.4 billion resulting in a discounted reserve balance of approximately $6.8 billion, representing approximately 48.6% of the market value of the fixed maturity investment portfolio funds.

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

	Impact of Percentage Change in Equity Fair/Market Values
	At September 30, 2009
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$140.0	$157.5	$175.0	$192.5	$210.0
After-tax Change in Fair/Market Value	(23.0)	(11.5)	-	11.5	23.0

Foreign Currency Risk.  Foreign currency risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates.  Each of our non-U.S./Bermuda (“foreign”) operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines.  Generally, we prefer to maintain the capital of our operations in U.S. dollar assets, although this varies by regulatory jurisdiction in accordance with market needs.  Each foreign operation may conduct business in its local currency, as well as the currency of other countries in which it operates.  The primary foreign currency exposures for these foreign operations are the Canadian Dollar, the British Pound Sterling and the Euro.  We mitigate foreign exchange exposure by generally matching the currency and duration of our assets to our corresponding operating liabilities.  In accordance with ASC 830 (Financial Accounting Standards No. 52, “Foreign Currency Translation”), we translate the assets, liabilities and income of non-U.S. dollar functional currency legal entities to the U.S. dollar.  This translation amount is reported as a component of other comprehensive income.  As of September 30, 2009 there has been no material change in exposure to foreign exchange rates as compared to December 31, 2008.

Equity Index Put Options.  Although not considered material in the context of our aggregate exposure to market sensitive instruments, we have issued six equity index put options based on the Standard & Poor’s 500 (“S&P 500”) index and one equity index put option based on the FTSE 100 index, that are market sensitive and sufficiently unique to warrant supplemental disclosure.

We sold six equity index put options based on the S&P 500 index for total consideration, net of commissions, of $22.5 million.  At September 30, 2009, fair value for these equity put options was $54.4 million.  These contracts each have a single exercise date, with maturities ranging from 12 to 30 years and strike prices ranging from $1,141.2 to $1,540.6.  No amounts will be payable under these contracts if the S&P 500 index is at or above the strike prices on the exercise dates, which fall between June 2017 and March 2031.  If the S&P 500 index is lower than the strike price on the applicable exercise date, the amount due would vary proportionately with the percentage by which the index is below the strike price.  Based on historical index volatilities and trends and the September 30, 2009 index value, the Company estimates the probability for each contract of the S&P 500 index falling below the strike price on the exercise date to be less than 40%.  The theoretical maximum payouts under the contracts would occur if on each of the exercise dates the S&P 500 index value were zero.  At September 30, 2009, the present value of these theoretical maximum payouts using a 6% discount factor was $250.3 million.

We sold one equity index put option based on the FTSE 100 index for total consideration, net of commissions, of $6.7 million.  At September 30, 2009, fair value for this equity put option was $6.7 million.  This contract has an exercise date of July 2020 and a strike price of ₤5,989.75.  No amount will be payable under this contract if the FTSE 100 index is at or above the strike price on the exercise date.  If the FTSE 100 index is lower than the strike price on the exercise date, the amount due will vary proportionately with the percentage by which the index is below the strike price.  Based on historical index volatilities and trends and the September 30, 2009 index value, the Company estimates the probability that the FTSE 100 index contract will fall below the strike price on the exercise date to be less than 37%.  The theoretical maximum payout under the contract would occur if on the exercise date the FTSE 100 index value was zero.  At September 30, 2009, the present value of the theoretical maximum payout using a 6% discount factor and current exchange rate was $29.2 million.

Because the equity index put options meet the definition of a derivative under ASC 815, we report the fair value of these instruments in our consolidated balance sheets as a liability and record any changes to fair value in our consolidated statements of operations and comprehensive income as net derivative expense or income.  Our financial statements reflect fair values for our obligations on these equity put options at September 30, 2009 and December 31, 2008 of $61.0 million and $60.6 million, respectively; however, we do not believe that the ultimate settlement of these transactions is likely to require a payment that would exceed the initial consideration received or any payment at all.

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

	Equity Indices Put Options Obligation - Sensitivity Analysis
(Dollars in millions)	At September 30, 2009
Interest Rate Shift in Basis Points:	-200	-100	0	100	200
Total Fair Value	$105.2	$80.3	$61.0	$46.1	$34.6
Fair Value Change from Base (%)	-72.5%	-31.7%	0.0%	24.5%	43.2%

Equity Indices Shift in Points (S&P 500/FTSE 100):	-500/-2000	-250/-1000	0	250/1000	500/2000
Total Fair Value	$124.5	$86.1	$61.0	$44.3	$32.8
Fair Value Change from Base (%)	-104.1%	-41.2%	0.0%	27.5%	46.3%

Combined Interest Rate /	-200	-100	0	100	200
Equity Indices Shift (S&P 500/FTSE 100):	-500/-2000	-250/-1000	0/0	250/1000	500/2000
Total Fair Value	$190.2	$110.2	$61.0	$32.6	$16.8
Fair Value Change from Base (%)	-211.6%	-80.5%	0.0%	46.6%	72.4%

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

PART II

ITEM 1.  LEGAL PROCEEDINGS

In the ordinary course of business, we are involved in lawsuits, arbitrations and other formal and informal dispute resolution procedures, the outcomes of which will determine our rights and obligations under insurance, reinsurance and other contractual agreements.  These disputes arise from time to time and are ultimately resolved through both informal and formal means, including negotiated resolution, arbitration and litigation.  In all such matters, we believe that our positions are legally and commercially reasonable, and we vigorously seek to preserve, enforce and defend our legal rights under various agreements.  While the final outcome of these matters cannot be predicted with certainty, we do not believe that any of these matters, when finally resolved, will have a material adverse effect on our financial position or liquidity.  However, an adverse resolution of one or more of these items in any one quarter or fiscal year could have a material adverse effect on our results of operations in that period.

ITEM 1A.  RISK FACTORS

No material changes.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities.

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
July 1 - 31, 2009	0	$-	0	5,125,930
August 1 - 31, 2009	248,458	$82.5369	248,458	4,877,472
September 1 - 30, 2009	247,077	$85.0072	243,273	4,634,199
Total	495,535	$83.7686	491,731	4,634,199

(1)       Included were 3,804 shares withheld as payment for taxes on restricted shares that became unrestricted in the year.

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

Dated:  November 9, 2009