Form 10-K
period 2009-12-31
EVEREST RE GROUP LTD
filed 2010-03-01
CIK 1095073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES	NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	X	Accelerated filer
Non-accelerated filer		Smaller reporting company

(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO	X

The aggregate market value on June 30, 2009, the last business day of the registrant’s most recently completed second quarter, of the voting shares held by non-affiliates of the registrant was $4,355.2 million.

At February 1, 2010, the number of shares outstanding of the registrant’s common shares was 59,317,741.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 10, 11, 12, 13 and 14 of Form 10-K is incorporated by reference into Part III hereof from the registrant’s proxy statement for the 2010 Annual General Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of the close of the registrant’s fiscal year ended December 31, 2009.

EVEREST RE GROUP, LTD

FORM 10-K

PART I

Unless otherwise indicated, all financial data in this document have been prepared using accounting principles generally accepted in the United States of America (“GAAP”).  As used in this document, “Group” means Everest Re Group, Ltd.; “Holdings Ireland” means Everest Underwriting Group (Ireland) Limited; “Ireland Re” means Everest Reinsurance Company (Ireland), Limited; “Holdings” means Everest Reinsurance Holdings, Inc.; “Everest Re” means Everest Reinsurance Company and its subsidiaries (unless the context otherwise requires); and the “Company”, “we”, “us”, and “our” means Everest Re Group, Ltd. and its subsidiaries, except when referring to periods prior to February 24, 2000, when it means Holdings and its subsidiaries.

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

The Company’s principal business, conducted through its operating segments, is the underwriting of reinsurance and insurance in the U.S., Bermuda and international markets.  The Company had gross written premiums, in 2009, of $4.1 billion with approximately 80.0% representing reinsurance and 20.0% representing insurance.  Shareholders’ equity at December 31, 2009 was $6.1 billion.  The Company underwrites reinsurance both through brokers and directly with ceding companies, giving it the flexibility to pursue business based on the ceding company’s preferred reinsurance purchasing method.  The Company underwrites insurance principally through general agent relationships, brokers and surplus lines brokers.  Group’s active operating subsidiaries, excluding Mt. McKinley Insurance Company (“Mt. McKinley”), which is in run-off, are each rated A+ (“Superior”) by A.M. Best Company (“A.M. Best”), a leading provider of insurer ratings that assigns financial strength ratings to insurance companies based on their ability to meet their obligations to policyholders.

Following is a summary of the Company’s principal operating subsidiaries:

•
Bermuda Re, a Bermuda insurance company and a direct subsidiary of Group, is registered in Bermuda as a Class 4 insurer and long-term insurer and is authorized to write property and casualty and life and annuity business.  Bermuda Re commenced business in the second half of 2000.  Bermuda Re’s UK branch writes property and casualty reinsurance to the United Kingdom and European markets.  At December 31, 2009, Bermuda Re had shareholder’s equity of $2.7 billion.

•
Everest International Reinsurance, Ltd. (“Everest International”), a Bermuda insurance company and a direct subsidiary of Group, is registered in Bermuda as a Class 4 insurer and long term insurer and is authorized to write property and casualty business and life and annuity business.  Through 2009, all of Everest International’s business has been inter-affiliate quota share reinsurance assumed from Everest Re and the UK branch of Bermuda Re.  At December 31, 2009, Everest International had shareholder’s equity of $366.8 million.

•
Everest Re, a Delaware insurance company and a direct subsidiary of Holdings, is a licensed property and casualty insurer and/or reinsurer in all states, the District of Columbia and Puerto Rico and is authorized to conduct reinsurance business in Canada, Singapore and Brazil.  Everest Re underwrites property and casualty reinsurance for insurance and reinsurance companies in the U.S. and international markets.  At December 31, 2009, Everest Re had statutory surplus of $2.8 billion.

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

There are two basic types of reinsurance arrangements:  treaty and facultative.  Treaty reinsurance obligates the ceding company to cede and the reinsurer to assume a specified portion of a type or category of risks insured by the ceding company.  Treaty reinsurers do not separately evaluate each of the individual risks assumed under their treaties, instead, the reinsurer relies upon the pricing and underwriting decisions made by the ceding company.  In facultative reinsurance, the ceding company cedes and the reinsurer assumes all or part of the risk under a single insurance contract. Facultative reinsurance is negotiated separately for each insurance contract that is reinsured.  Facultative reinsurance, when purchased by ceding companies, usually is intended to cover individual risks not covered by their reinsurance treaties because of the dollar limits involved or because the risk is unusual.

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

The Company’s underwriting strategies emphasizes underwriting profitability over premium volume.  Key elements of this strategy include careful risk selection, appropriate pricing through strict underwriting discipline and adjustment of the Company’s business mix in response to changing market conditions.  The Company focuses on reinsuring companies that effectively manage the underwriting cycle through proper analysis and pricing of underlying risks and whose underwriting guidelines and performance are compatible with its objectives.

The Company’s underwriting strategies emphasizes flexibility and responsiveness to changing market conditions, such as increased demand or favorable pricing trends.  The Company believes that its existing strengths, including its broad underwriting expertise, global presence, strong financial ratings and substantial capital, facilitate adjustments to its mix of business geographically, by line of business and by type of coverage, allowing it to participate in those market opportunities that provide the greatest potential for underwriting profitability.  The Company’s insurance operations complement these strategies by accessing business that is not available on a reinsurance basis.  The Company carefully monitors its mix of business across all operations to avoid unacceptable geographic or other risk concentrations.

Marketing.
The Company writes business on a worldwide basis for many different customers and lines of business, thereby obtaining a broad spread of risk.  The Company is not substantially dependent on any single customer, small group of customers, line of business or geographic area.  For the 2009 calendar year, no single customer (ceding company or insured) generated more than 5.1% of the Company’s gross written premiums.  The Company believes that a reduction of business from any one customer would not have a material adverse effect on its future financial condition or results of operations.

Approximately 68%, 11% and 21% of the Company’s 2009 gross written premiums were written in the broker reinsurance, direct reinsurance and insurance markets, respectively.

The broker reinsurance market consists of several substantial national and international brokers and a number of smaller specialized brokers.  Brokers do not have the authority to bind the Company with respect to reinsurance agreements, nor does the Company commit in advance to accept any portion of a broker’s submitted business.  Reinsurance business from any ceding company, whether new or renewal, is subject to acceptance by the Company.  Brokerage fees are generally paid by reinsurers.  The Company’s ten largest brokers accounted for an aggregate of approximately 62% of gross written premiums in 2009.  The largest broker, Aon Benfield Re, accounts for approximately 22% of gross written premiums.  The second largest broker, Marsh and McLennan, accounted for approximately 17% of gross written premiums.  The Company believes that a reduction of business assumed from any one broker would not have a material adverse effect on the Company.

The direct reinsurance market remains an important distribution channel for reinsurance business written by the Company.  Direct placement of reinsurance enables the Company to access clients who prefer to place their reinsurance directly with reinsurers based upon the reinsurer’s in-depth understanding of the ceding company’s needs.

The Company’s insurance business is written principally through general agents, brokers and surplus lines brokers.  In 2009, C.V. Starr & Company accounted for approximately 6% of the Company’s gross written premium.  No other single general agent generated more than 5% of the Company’s gross written premiums.

The Company continually evaluates each business relationship, including the underwriting expertise and experience brought to bear through the involved distribution channel, performs analyses to evaluate financial security, monitors performance and adjusts underwriting decisions accordingly.

Segment Results.
The Company, through its subsidiaries, operates in five segments:  U.S. Reinsurance, U.S. Insurance, Specialty Underwriting, International and Bermuda.  The U.S. Reinsurance operation writes property and casualty reinsurance, on both a treaty and facultative basis, through reinsurance brokers, as well as directly with ceding companies within the U.S.  The U.S. Insurance operation writes property and casualty insurance primarily through general agents, brokers and surplus lines brokers within the U.S.  The Specialty Underwriting operation writes A&H, marine, aviation and surety business within the U.S. and worldwide through brokers and directly with ceding companies.  The International operation writes non-U.S. property and casualty reinsurance through Everest Re’s branches in Canada and Singapore and offices in Miami and New Jersey. The Bermuda operation provides reinsurance and insurance to worldwide property and casualty markets and reinsurance to life insurers through brokers and directly with ceding companies from its Bermuda office and reinsurance to the United Kingdom and European markets through its UK branch.

These segments are managed independently, but conform with corporate guidelines with respect to pricing, risk management, control of aggregate catastrophe exposures, capital, investments and support operations.  Management generally monitors and evaluates the financial performance of these operating segments based upon their underwriting results.

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

Underwriting Operations.
The following five year table presents the distribution of the Company’s gross written premiums by its segments:  U.S. Reinsurance, U.S. Insurance, Specialty Underwriting, International and Bermuda.  The premiums for each segment are further split between property and casualty business and, for reinsurance business, between pro rata or excess of loss business:

	Gross Written Premiums by Segment
	Years Ended December 31,
(Dollars in millions)	2009		2008		2007		2006		2005
U.S. Reinsurance
Property
Pro Rata (1)	$478.6	11.6%	$332.9	9.1%	$455.9	11.2%	$379.7	9.5%	$414.0	10.1%
Excess	287.2	7.0%	320.9	8.7%	332.2	8.1%	303.2	7.6%	236.9	5.8%
Casualty
Pro Rata (1)	175.8	4.3%	67.4	1.8%	216.5	5.3%	446.7	11.2%	529.4	12.9%
Excess	230.7	5.6%	236.7	6.4%	189.0	4.6%	207.1	5.2%	205.9	5.0%
Total (2)	1,172.3	28.4%	957.9	26.0%	1,193.5	29.3%	1,336.7	33.4%	1,386.2	33.8%

U.S. Insurance
Property
Pro Rata (1)	112.6	2.7%	29.8	0.8%	85.6	2.1%	40.6	1.0%	196.9	4.8%
Excess	-	0.0%	-	0.0%	-	0.0%	-	0.0%	-	0.0%
Casualty
Pro Rata (1)	729.9	17.7%	742.0	20.2%	800.0	19.6%	825.7	20.6%	735.6	17.9%
Excess	-	0.0%	-	0.0%	-	0.0%	-	0.0%	-	0.0%
Total (2)	842.6	20.4%	771.8	21.0%	885.6	21.7%	866.3	21.7%	932.5	22.7%

Specialty Underwriting
Property
Pro Rata (1)	169.6	4.1%	218.9	6.0%	190.2	4.7%	179.3	4.5%	206.1	5.0%
Excess	43.3	1.0%	29.7	0.8%	51.1	1.3%	37.5	0.9%	65.2	1.6%
Casualty
Pro Rata (1)	18.5	0.4%	8.1	0.2%	23.6	0.6%	28.5	0.7%	30.7	0.7%
Excess	3.3	0.1%	3.7	0.1%	5.1	0.1%	5.9	0.1%	12.6	0.3%
Total (2)	234.8	5.7%	260.4	7.1%	270.1	6.6%	251.2	6.3%	314.6	7.6%

Total U.S.
Property
Pro Rata (1)	760.9	18.4%	581.6	15.8%	731.7	17.9%	599.6	15.0%	817.0	19.9%
Excess	330.5	8.0%	350.6	9.5%	383.3	9.4%	340.7	8.5%	302.1	7.4%
Casualty
Pro Rata (1)	924.3	22.4%	817.5	22.2%	1,040.1	25.5%	1,300.9	32.5%	1,295.7	31.5%
Excess	234.0	5.7%	240.3	6.5%	194.1	4.8%	213.0	5.3%	218.5	5.3%
Total (2)	2,249.6	54.5%	1,990.1	54.1%	2,349.2	57.6%	2,454.2	61.3%	2,633.3	64.1%

International
Property
Pro Rata (1)	670.2	16.2%	535.3	14.6%	451.6	11.1%	415.4	10.4%	421.4	10.3%
Excess	241.9	5.9%	228.3	6.2%	212.9	5.2%	195.6	4.9%	160.4	3.9%
Casualty
Pro Rata (1)	94.0	2.3%	71.6	1.9%	68.3	1.7%	53.9	1.3%	66.4	1.6%
Excess	78.4	1.9%	69.4	1.9%	73.1	1.8%	66.8	1.7%	58.4	1.4%
Total (2)	1,084.5	26.3%	904.7	24.6%	805.9	19.8%	731.7	18.3%	706.6	17.2%

Bermuda
Property
Pro Rata (1)	291.1	7.1%	305.7	8.3%	282.2	6.9%	312.3	7.8%	322.9	7.8%
Excess	180.4	4.4%	164.2	4.5%	201.6	4.9%	174.3	4.4%	151.8	3.7%
Casualty
Pro Rata (1)	185.6	4.5%	178.8	4.9%	326.1	8.0%	230.7	5.8%	208.8	5.1%
Excess	137.8	3.3%	134.7	3.7%	112.5	2.8%	97.7	2.4%	85.2	2.1%
Total (2)	794.8	19.3%	783.4	21.4%	922.5	22.7%	815.0	20.4%	768.7	18.7%

Total Company
Property
Pro Rata (1)	1,722.2	41.7%	1,422.6	38.7%	1,465.6	35.9%	1,327.3	33.2%	1,561.3	38.0%
Excess	752.7	18.2%	743.2	20.2%	797.8	19.6%	710.6	17.8%	614.3	15.0%
Casualty
Pro Rata (1)	1,203.9	29.2%	1,067.9	29.0%	1,434.5	35.2%	1,585.5	39.6%	1,570.9	38.2%
Excess	450.2	10.9%	444.4	12.1%	379.7	9.3%	377.5	9.4%	362.1	8.8%
Total (2)	$4,129.0	100.0%	$3,678.1	100.0%	$4,077.6	100.0%	$4,000.9	100.0%	$4,108.6	100.0%

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

In 2009, $709.7 million of gross written premiums were attributable to U.S. treaty property business, of which 67.4% was written on a pro rata basis and 32.6% was written on an excess of loss basis.  Included in gross written premiums for U.S. treaty property business was $84.6 million related to the new crop hail line of business.  The Company’s property underwriters utilize sophisticated underwriting methods to analyze and price property business. The Company manages its exposures to catastrophe and other large losses by limiting exposures on individual contracts and limiting aggregate exposures to catastrophes in any particular zone and across contiguous zones.

U.S. treaty casualty business accounted for $364.8 million of gross written premiums in 2009, of which 48.2% was written on a pro rata basis and 51.8% was written on an excess of loss basis.  The treaty casualty business consists of professional liability, D&O liability, workers’ compensation, excess and surplus lines and other liability coverages.  As a result of the complex technical nature of most of these risks, the Company’s casualty underwriters tend to specialize by line of business and work closely with the Company’s pricing actuaries.

The Company’s facultative unit conducts business both through brokers and directly with ceding companies, and consists of four underwriting units representing property, casualty, specialty and national brokerage lines of business.  Business is written from a facultative headquarters office in New York and satellite offices in Boston, Chicago and Oakland.  In 2009, $40.2 million, $41.7 million and $15.9 million of gross written premiums were attributable to the property, casualty and national brokerage lines of business, respectively.

In 2009, 93.7%, 5.5% and 0.8% of the U.S. Reinsurance segment’s gross written premiums were written in the broker reinsurance, direct reinsurance and insurance markets, respectively.

U.S. Insurance Segment. In 2009, the Company’s U.S. Insurance segment wrote $842.6 million of gross written premiums, of which 86.6% was casualty and 13.4% was property.  Of the total business written, Everest National wrote $649.5 million and Everest Re wrote $43.4 million, principally targeting commercial property and casualty business written through general agents with program administrators.  Workers’ compensation business accounted for $263.6 million, or 31.3%, of the total business written, including $204.8 million, or 77.7%, of workers’ compensation business written in California.  Everest Indemnity wrote $128.6 million, principally excess and surplus lines insurance business written through surplus lines brokers.  Everest Security wrote $21.1 million, principally non-standard auto insurance written through retail agents.  With respect to insurance written through general agents and surplus lines brokers, the Company supplements the initial underwriting process with periodic claims, underwriting and operational reviews and ongoing monitoring.

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

In 2009, gross written premiums of the A&H unit totaled $84.1 million, primarily written through brokers.

The marine and aviation unit’s 2009 gross written premiums totaled $107.8 million, substantially all of which was written on a treaty basis and sourced through reinsurance brokers.  Of the marine and aviation gross written premiums in 2009, marine treaties represented 79.8% and consisted mainly of hull and cargo coverage.  In 2009, the marine unit’s premiums were written 55.0% on a pro rata basis and 45.0% on an excess of loss basis.  Of the marine and aviation gross written premiums in 2009, aviation premiums accounted for 20.2% and included reinsurance of airline and general aviation risks.  In 2009, the aviation unit's premiums were written 84.9% on a pro rata basis and 15.1% on an excess of loss basis.

In 2009, gross written premiums of the surety unit totaled $42.9 million, 99.3% of which was written on a pro rata basis.  Most of the portfolio is reinsurance of contract surety bonds written directly with ceding companies, with the remainder being trade credit reinsurance, mostly in international markets.

International Segment.  The Company’s International segment focuses on opportunities in the international reinsurance markets.  The Company targets several international markets, including: Canada, with a branch in Toronto; Asia, with a branch in Singapore; and Latin America, Africa and the Middle East, which business is serviced from Everest Re’s Miami and New Jersey offices.  The Company also writes from New Jersey “home-foreign” business, which provides reinsurance on the international portfolios of U.S. insurers.  Of the Company’s 2009 international gross written premiums, 84.1% represented property business, while 15.9% represented casualty business.  As with its U.S. operations, the Company’s International segment focuses on financially sound companies that have strong management and underwriting discipline and expertise.  Of the Company’s international business, 70.3% was written through brokers, with 29.7% written directly with ceding companies.

Gross written premiums of the Company’s Canadian branch totaled $162.7 million in 2009 and consisted of 29.6% of pro rata property business, 28.6% of excess property business, 9.5% of pro rata casualty business and 32.3% of excess casualty business.  Of the Canadian gross written premiums, 79.7% consisted of treaty reinsurance, while 20.3% was facultative reinsurance.

The Company’s Singapore branch covers the Asian markets and accounted for $222.0 million of gross written premiums in 2009 and consisted of 61.5% of pro rata property business, 31.7% of excess property business, 5.1% of pro rata casualty business and 1.7% of excess casualty business.

International business written out of Everest Re’s Miami and New Jersey offices accounted for $699.6 million of gross written premiums in 2009 and consisted of 69.4% of pro rata treaty property business, 9.6% of pro rata treaty casualty business, 14.3% of excess treaty property business, 3.0% of excess treaty casualty business and 3.7% of facultative property and casualty business.  Of this international business, 64.0% was sourced from Latin America, 21.3% was sourced from the Middle East, 8.2% was sourced from Africa and 6.0% was home-foreign business.

Bermuda Segment.  The Company’s Bermuda segment writes property and casualty insurance and reinsurance through Bermuda Re and property and casualty reinsurance through its UK branch.  In 2009, Bermuda Re had gross written premiums of $290.4 million, virtually all of which was treaty reinsurance.

In 2009, the UK branch of Bermuda Re wrote $504.4 million of gross treaty reinsurance premium consisting of 41.7% of pro rata property business, 22.6% of excess property business, 14.5% of pro rata casualty business and 21.1% of excess casualty business.

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

The operating results and financial condition of the Company can be adversely affected by catastrophe and other large losses. The Company manages its exposure to catastrophes and other large losses by:

•	selective underwriting practices;

•	diversifying its risk portfolio by geographic area and by types and classes of business;

•	limiting its aggregate catastrophe loss exposure in any particular geographic zone and contiguous zones;

•	purchasing reinsurance and/or retrocessional protection to the extent that such coverage can be secured cost-effectively. See “Reinsurance and Retrocession Arrangements”.

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

The Company focuses on potential losses that could result from any single event or series of events as part of its evaluation and monitoring of its aggregate exposures to catastrophic events. Accordingly, the Company employs various techniques to estimate the amount of loss it could sustain from any single catastrophic event in various geographic areas. These techniques range from deterministic approaches, such as tracking aggregate limits exposed in catastrophe-prone zones and applying historic damage factors, to modeled approaches that attempt to scientifically measure catastrophe loss exposure using sophisticated Monte Carlo simulation techniques that forecast frequency and severity of expected losses on a probabilistic basis.

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

Projected catastrophe losses are generally summarized in terms of the probable maximum loss (“PML”).  The Company defines PML as its anticipated loss, taking into account contract terms and limits, caused by a single catastrophe affecting a broad contiguous geographic area, such as that caused by a hurricane or earthquake.  The PML will vary depending upon the modeled simulated losses and the make-up of the in force book of business.  The projected severity levels are described in terms of “return periods”, such as “100-year events” and “250-year events”.  For example, a 100-year PML is the estimated loss from a single event which has a 1% probability of being exceeded in a twelve month period.  Conversely, it corresponds to a 99% probability that the loss from a single event will fall below the indicated PML.  It is important to note that PMLs are estimates.  Modeled events are hypothetical events produced by a stochastic model.  As a result, there can be no assurance that any actual event will align with the modeled event or that actual losses from events similar to the modeled events will not vary materially from the modeled event PML.

From an enterprise risk management perspective, management sets limits on the levels of catastrophe loss exposure the Company may underwrite.  The limits are revised periodically based on a variety of factors, including but not limited to the Company’s financial resources and expected earnings and risk/reward analyses of the business being underwritten.

Management estimated that the projected economic loss from its largest 100-year event in a given zone does not exceed 10% of its projected 2010 shareholders’ equity.  Economic loss is the gross PML reduced by estimated reinstatement premiums to renew coverage and income taxes.  The impact of income taxes on the PML depends on the distribution of the losses by corporate entity, which is also affected by inter-affiliate reinsurance.  Management also monitors and controls its largest PMLs at multiple points along the loss distribution curve, such as loss amounts at the 20, 50, 100, 250, 500 and 1,000 year return periods.  This process enables management to identify and control exposure accumulations and to integrate such exposures into enterprise risk, underwriting and capital management decisions.

The Company’s catastrophe loss projections, segmented by risk zones, are updated quarterly and reviewed as part of a formal risk management review process. The table below reflects the Company’s gross PMLs at various return times for its top three zones/perils (as ranked by the largest 1 in 100 year events) based on loss projection data as of January 1, 2010:

Return Periods (in years)	1 in 20	1 in 50	1 in 100	1 in 250	1 in 500	1 in 1,000
Exceeding Probability	5.0%	2.0%	1.0%	0.4%	0.2%	0.1%

(Dollars in millions)
Zone/Area, Peril
Southeast U.S., Wind	$283	$579	$864	$1,178	$1,344	$1,483
Japan, Earthquake	71	401	581	720	796	845
California, Earthquake	89	256	553	721	874	1,008

The projected economic losses for the top three zones/perils scheduled above are as follows:

Return Periods (in years)	1 in 100	1 in 250	1 in 500	1 in 1,000
Exceeding Probability	1.0%	0.4%	0.2%	0.1%

(Dollars in millions)
Zone/Area, Peril
Southeast U.S., Wind	$541	$763	$857	$954
Japan, Earthquake	414	503	552	582
California, Earthquake	393	476	596	680

While the Company considers purchasing corporate level retrocessional protection by evaluating the underlying exposures in comparison to the availability of cost-effective protection, there was no such retrocessional coverage in place at January 1, 2010.  The Company continues to evaluate the availability and cost of various retrocessional products and loss mitigation approaches in the marketplace.

The Company believes that its methods of monitoring, analyzing and managing catastrophe exposures provide a credible risk management framework, which are integrated with its enterprise risk management, underwriting and capital management plans.  However, there is much uncertainty and imprecision inherent in the catastrophe models and the catastrophe loss estimation process generally.  As a result, there can be no assurance that the Company will not experience losses from individual events that exceed the PML or other return period projections, perhaps by a material amount.  Nor can there be assurance that the Company will not experience events impacting multiple zones, or multiple severe events that could, in the aggregate, exceed the Company’s PML expectations by a significant amount.

Terrorism Risk.  The Company does not have significant exposure to losses from terrorism risk.  While the Company writes some reinsurance contracts covering events of terrorism, the Company’s risk management philosophy is to limit the amount of coverage provided and specifically not provide terrorism coverage for properties or in areas that may be considered a target for terrorists.  Although providing terrorism coverage on reinsurance contracts is negotiable, most insurance policies mandate inclusion of terrorism coverage.  As a result, the Company is exposed to losses from terrorism on its U.S. insurance book of business, particularly its workers’ compensation and property policies.  However, the Company generally does not insure large corporations or corporate locations that represent large concentrations of risk.

As a result of its limited exposure, the Company does not believe the U.S. Terrorism Risk Insurance Act of 2002 that was signed into law November 2002 and amended in December 2005 and December 2007 has had or will have a significant impact on its operations.

Reinsurance and Retrocession Arrangements.  The Company does not typically purchase significant retrocessional coverage for specific reinsurance business written, but it will do so when management deems it to be prudent and/or cost-effective to reinsure a portion of the risks being assumed.  The Company participates in “common account” retrocessional arrangements for certain reinsurance treaties whereby a ceding company purchases reinsurance for the benefit of itself and its reinsurers under one or more of its reinsurance treaties.  Common account retrocessional arrangements reduce the effect of individual or aggregate losses to all participating companies, including the ceding company, with respect to the involved treaties.

The Company typically considers the purchase of reinsurance to cover insurance program exposures written by the U.S. Insurance segment.  The type of reinsurance coverage considered is dependent upon individual risk exposures, individual program exposures, aggregate exposures by line of business, overall segment and corporate wide exposures and the cost effectiveness of available reinsurance.  The majority of reinsurance placed is with captives of its general agents.  This arrangement is a mechanism designed to enable general agents to share in the operating results of the placed business.  Facultative reinsurance will typically be considered for large individual exposures and quota share reinsurance will generally be considered for entire programs of business.

The Company also considers purchasing corporate level retrocessional protection covering the potential accumulation of exposures.  Such consideration includes balancing the underlying exposures against the availability of cost-effective retrocessional protection.

All of the Company’s reinsurance and retrocessional agreements transfer significant reinsurance risk and therefore, are accounted for as reinsurance in accordance with the Financial Accounting Standards Board (“FASB”) guidance.

At December 31, 2009, the Company had $636.4 million in reinsurance receivables with respect to losses ceded.  Of this amount, $131.4 million, or 20.6%, was receivable from Transatlantic Reinsurance Company (“Transatlantic”); $100.0 million, or 15.7%, was receivable from Continental Insurance Company (“Continental”); $87.6 million, or 13.8% was receivable from C.V. Starr (Bermuda) (“C.V. Starr”); $53.4 million, or 8.4%, was receivable from Munich Reinsurance Company (“Munich Re”); $49.1 million, or 7.7%, was receivable from Berkley Insurance Company (“Berkley”) and $32.9 million, or 5.2%, was receivable from ACE Property and Casualty Insurance Company (“ACE”).  The receivable from Continental Insurance Company is collateralized by a funds held arrangement under which we have retained the premiums earned by the retrocessionaire to secure obligations of the retrocessionaire, recorded them as a liability, credited interest on the balances at a stated contractual rate and reduced the liability account as payments become due.  As of December 31, 2009, such funds had reduced the Company’s net exposure to Continental to $13.4 million.  In addition, the Company has $31.9 million receivable from Founders Insurance Company Limited (“Founders”), for which the Company has recorded a full provision for uncollectibility.  No other retrocessionaire accounted for more than 5% of the Company’s receivables. Although management carefully selects its reinsurers, the Company is subject to credit risk with respect to its reinsurance because the ceding of risk to reinsurers does not relieve the Company of its liability to insureds or ceding companies.  See ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition”.

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

Changes in Historical Reserves.
The following table shows changes in historical loss reserves for the Company for 1999 and subsequent years.  The table is presented on a GAAP basis except that the Company’s loss reserves for its Canadian branch operations are presented in Canadian dollars, the impact of which is not material.  The top line of the table shows the estimated reserves for unpaid losses and LAE recorded at each year end date.  The upper (paid) portion of the table presents the related cumulative amounts paid through each subsequent year end.  The lower (liability re-estimated) portion shows the re-estimated amount of the original reserves as of the end of each succeeding year.  The reserve estimates have been revised as more information became known about the actual claims for which the reserves were carried.  The cumulative (deficiency)/redundancy line represents the cumulative change in estimates since the initial reserve was established.  It is equal to the initial reserve less the latest estimate of the ultimate liability.

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

Each amount other than the original reserves in the top half of the table below includes the effects of all changes in amounts for prior periods. For example, if a loss settled in 2002 for $100,000, was first reserved in 1999 at $60,000 and remained unchanged until settlement, the $40,000 deficiency (actual loss minus original estimate) would affect the cumulative deficiency for each of the years in 1999 through 2001.  Conditions and trends that have affected development of the ultimate liability in the past are not indicative of future developments.  Accordingly, it is not appropriate to extrapolate future redundancies or deficiencies based on this table.

Ten Year GAAP Loss Development Table Presented Net of Reinsurance with Supplemental Gross Data (1) (2) (3)

(Dollars in millions)	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009
Net Reserves for unpaid
loss and LAE	$2,977.4	$3,364.9	$3,472.5	$3,895.8	$5,158.4	$6,766.9	$8,175.4	$8,078.9	$8,324.7	$8,214.7	$8,315.9
Paid (cumulative) as of:
One year later	673.4	718.1	892.7	902.6	1,141.7	1,553.1	2,116.9	1,915.4	1,816.4	1,997.2
Two years later	1,159.1	1,264.2	1,517.9	1,641.7	1,932.6	2,412.3	3,447.8	3,192.8	3,182.2
Three years later	1,548.3	1,637.5	2,033.5	2,176.8	2,404.6	3,181.4	4,485.2	4,246.3
Four years later	1,737.8	2,076.0	2,413.1	2,485.2	2,928.5	3,854.8	5,306.5
Five years later	1,787.2	2,286.4	2,612.3	2,836.6	3,451.1	4,459.5
Six years later	1,856.0	2,482.5	2,867.9	3,241.5	3,948.3
Seven years later	2,017.5	2,705.9	3,172.2	3,670.5
Eight years later	2,141.0	2,998.5	3,537.5
Nine years later	2,260.8	3,211.5
Ten years later	2,478.8
Net Liability re-estimated
as of:
One year later	2,985.2	3,364.9	3,612.6	4,152.7	5,470.4	6,633.7	8,419.8	8,356.7	8,112.9	8,461.9
Two years later	2,977.2	3,484.6	3,901.8	4,635.0	5,407.1	6,740.5	8,609.2	8,186.3	8,307.6
Three years later	3,070.5	3,688.6	4,400.0	4,705.3	5,654.5	7,059.9	8,489.7	8,398.7
Four years later	3,202.6	4,210.3	4,516.7	5,062.5	6,073.1	6,996.7	8,683.8
Five years later	3,430.3	4,216.5	4,814.0	5,507.1	6,093.4	7,162.2
Six years later	3,338.1	4,379.3	5,240.2	5,544.9	6,227.0
Seven years later	3,356.7	4,773.4	5,257.5	5,623.8
Eight years later	3,597.6	4,768.1	5,295.4
Nine years later	3,575.7	4,761.4
Ten years later	3,595.0

Cumulative (deficiency)/redundancy	$(617.6)	$(1,396.5)	$(1,822.9)	$(1,728.1)	$(1,068.6)	$(395.3)	$(508.4)	$(319.8)	$17.1	$(247.2)
Gross liability-
end of year	$3,705.2	$3,853.7	$4,356.0	$4,985.8	$6,424.7	$7,886.6	$9,175.1	$8,888.0	$9,032.2	$8,905.9	$8,957.4
Reinsurance receivable	727.8	488.8	883.5	1,090.0	1,266.3	1,119.6	999.7	809.1	707.4	691.2	641.5
Net liability-end of year	$2,977.4	$3,364.9	$3,472.5	$3,895.8	$5,158.4	$6,766.9	$8,175.4	$8,078.9	$8,324.7	$8,214.7	$8,315.9
Gross re-estimated liability
at December 31, 2009	$4,971.8	$6,041.5	$6,743.7	$7,046.9	$7,630.1	$8,346.5	$9,764.1	$9,199.6	$8,984.3	$9,138.1
Re-estimated receivable
at December 31, 2009	1,376.8	1,280.0	1,448.3	1,423.1	1,403.1	1,184.3	1,080.3	800.9	676.7	676.3
Net re-estimated liability
at December 31, 2009	$3,595.0	$4,761.4	$5,295.4	$5,623.8	$6,227.0	$7,162.2	$8,683.8	$8,398.7	$8,307.6	$8,461.9
Gross cumulative
(deficiency)/redundancy	$(1,266.6)	$(2,187.8)	$(2,387.7)	$(2,061.2)	$(1,205.4)	$(459.9)	$(589.0)	$(311.6)	$47.9	$(232.3)

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

In 2007, the Company completed a detailed study of its asbestos experience and its cedants’ asbestos exposures and also considered industry trends.  The Company’s Claims Department undertook a contract by contract analysis of its direct business and projected those findings to its assumed reinsurance business.  The Company’s actuaries utilized nine methodologies to project its potential ultimate liabilities including projections based on internal data and assessments, extrapolations of non-public and publicly available data for the Company’s cedants and benchmarking against industry data and experience.  As a result of the study, the Company increased its gross reinsurance asbestos reserves by $250.0 million and increased its gross direct asbestos reserves by $75.0 million.  These reserve increases, as well as adverse development on asbestos in prior years, have a significant impact on the cumulative deficiencies.  Subsequent to the study, the Company’s loss activity has been in line with expectations per the reserves established at December 31, 2007.  The Company’s A&E reserves represent management’s best estimate of the ultimate liability, however, there can be no assurance that ultimate loss payments will not exceed such reserves, perhaps by a significant amount.  No additional gross reserve strengthening was made in 2009 and 2008.

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

In the workers’ compensation insurance class, the majority of which was written in California, the Company has experienced adverse development primarily for accident years 2001 and 2002 due to higher than expected claim frequency and severity.  As a result of significant growth in this book of business in a challenging business environment, the Company’s writings in this class were subject to more relative variability than in some of its established and/or stable lines of business.  Although cumulative results through 2009 continue to be quite profitable for this book of business, there was some deterioration in claim frequency and severity related to accident years 2001 and 2002.

The adverse development on the 2008 outstanding reserves was primarily attributable to foreign exchange rate movements resulting in an increase in the U.S. dollar reserves.  In addition, the Company experienced adverse development on liability exposures for sub-prime for accident years 2006-2008 and contractors liability exposures for accident years 2001-2005.  The contractor liability exposures are currently in run-off.  The Company also experienced adverse development on property lines but was offset by favorable development on other casualty lines.

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

The following table is derived from the Ten Year GAAP Loss Development Table above and summarizes the effect of reserve re-estimates, net of reinsurance, on calendar year operations by accident year for the same ten year period ended December 31, 2009.  Each column represents the amount of net reserve re-estimates made in the indicated calendar year and shows the accident years to which the re-estimates are applicable.  The amounts in the total accident year column on the far right represent the cumulative reserve re-estimates for the indicated accident years.

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
											Re-estimates
											for Each
(Dollars in millions)	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	Accident Year
Accident Years
1999 and prior	$(7.8)	$8.0	$(93.3)	$(132.2)	$(227.6)	$92.2	$(18.6)	$(240.9)	$21.9	$(19.3)	$(617.6)
2000		(7.9)	(26.4)	(71.9)	(294.1)	(98.3)	(144.2)	(153.2)	(16.6)	25.9	(786.7)
2001			(20.4)	(85.2)	23.5	(110.6)	(134.4)	(32.1)	(22.7)	(44.5)	(426.3)
2002				32.3	15.9	46.4	(60.0)	(18.4)	(20.5)	(41.1)	(45.3)
2003					170.3	133.7	109.7	26.0	17.5	(54.5)	402.7
2004						69.9	140.7	99.2	83.5	(32.1)	361.1
2005							(137.6)	130.1	56.3	(28.6)	20.2
2006								(88.4)	50.9	(18.3)	(55.9)
2007									41.5	17.6	59.1
2008										(52.5)	(52.5)
Total calendar year effect	$(7.8)	$-	$(140.1)	$(256.9)	$(312.0)	$133.3	$(244.4)	$(277.8)	$211.8	$(247.2)
Canada (1)	4.9	7.4	(1.4)	(26.6)	(16.3)	(6.6)	(0.5)	(49.6)	63.7	(39.4)
Translation adjustment	(26.9)	(17.7)	38.4	86.7	78.9	(100.3)	109.3	120.9	(310.4)	157.8
Re-estimate of net reserve after translation adjustment	$(29.8)	$(10.3)	$(103.1)	$(196.8)	$(249.4)	$26.4	$(135.6)	$(206.5)	$(34.9)	$(128.8)

(Some amounts may not reconcile due to rounding.)

(1)	This adjustment converts Canadian dollars to U.S. dollars.

The reserve development by accident year reflected in the above table was generally the result of the same factors described above that caused the deficiencies shown in the Ten Year GAAP Loss Development Table. The unfavorable development experienced in the 1999 and prior and 2000 accident years relates principally to the previously discussed asbestos development.  Other business areas contributing to adverse development were casualty reinsurance, including professional liability classes and workers’ compensation insurance, where, in retrospect, the Company’s initial estimates of losses were underestimated principally as the result of unanticipated variability in the underlying exposures.  The favorable development for accident years 2003 through 2004 relates primarily to favorable experience with respect to property reinsurance business.  In addition, casualty reinsurance has reflected favorable development for accident years 2003 to 2006.  The unfavorable development experienced in the 2006 accident year was principally due to reserve increases for one credit insurance program, which is in run-off.

The Company’s loss reserving methodologies continuously monitor the emergence of loss and loss development trends, seeking, on a timely basis, to both adjust reserves for the impact of trend shifts and to factor the impact of such shifts into the Company’s underwriting and pricing on a prospective basis.

The following table presents a reconciliation of beginning and ending reserve balances for the periods indicated on a GAAP basis:

	Years Ended December 31,
(Dollars in millions)	2009	2008	2007

Gross reserves at beginning of period	$8,840.7	$9,040.6	$8,840.1
Incurred related to:
Current year	2,245.3	2,404.1	2,341.6
Prior years	128.8	34.9	206.5
Total incurred losses	2,374.1	2,439.0	2,548.1
Paid related to:
Current year	388.2	495.1	452.2
Prior years	1,997.2	1,816.4	1,915.4
Total paid losses	2,385.4	2,311.5	2,367.6
Foreign exchange/translation adjustment	157.8	(310.4)	120.9
Change in reinsurance receivables on unpaid losses and LAE	(49.2)	(17.0)	(100.9)
Gross reserves at end of period	$8,937.9	$8,840.7	$9,040.6

(Some amounts may not reconcile due to rounding.)

Prior years’ reserves increased by $128.8 million, $34.9 million and $206.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.  The increase for 2009 was attributable to a $59.0 million increase in the insurance business, primarily contractors’ liability exposure, and $69.8 million in the reinsurance business, in both domestic and international, as a result of increased reserves on sub-prime exposures and property, partially offset by favorable development in casualty.

The increase for 2008 was primarily due to $85.3 million of reserve development for a run-off auto loan credit insurance program and a $32.6 million adverse arbitration decision; partially offset by net favorable development on the remainder of the Company’s reserves.

The 2007 prior years’ reserves increase of $206.5 million was attributable to $387.5 million of adverse development on A&E reserves, partially offset by favorable development on attritional (non-catastrophe, non-A&E) reserves.  The increase in the A&E reserves was primarily due to an extensive in-house study conducted by the Company’s actuarial and claim units.

Reserves for Asbestos and Environmental Losses and LAE.
At December 31, 2009, the Company’s gross reserves for A&E claims represented 7.1% of its total reserves.  The Company’s A&E liabilities stem from Mt. McKinley’s direct insurance business and Everest Re’s assumed reinsurance business.  There are significant uncertainties in estimating the amount of the Company’s potential losses from A&E claims and ultimate values cannot be estimated using traditional reserving techniques.  See ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asbestos and Environmental Exposures” and Item 8, “Financial Statements and Supplementary Data” - Note 3 of Notes to Consolidated Financial Statements.

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

Everest Re’s book of assumed A&E reinsurance is relatively concentrated within a limited number of contracts and for a limited period, from 1977 to 1984.  Because the book of business is relatively concentrated and the Company has been managing the A&E exposures for many years, its claim staff is familiar with the ceding companies that have generated most of these liabilities in the past and which are therefore most likely to generate future liabilities.  The Company’s claim staff has developed familiarity both with the nature of the business written by its ceding companies and the claims handling and reserving practices of those companies.  This level of familiarity enhances the quality of the Company’s analysis of its exposure through those companies.  As a result, the Company believes that it can identify those claims on which it has unusual exposure, such as non-products asbestos claims, for concentrated attention.  However, in setting reserves for its reinsurance liabilities, the Company relies on claims data supplied, both formally and informally by its ceding companies and brokers.  This furnished information is not always timely or accurate and can impact the accuracy and timeliness of the Company’s ultimate loss projections.

The following table summarizes the composition of the Company’s total reserves for A&E losses, gross and net of reinsurance, for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	2009	2008	2007
Case reserves reported by ceding companies	$141.5	$161.0	$144.5
Additional case reserves established by the Company (assumed reinsurance)(1)	150.2	139.7	147.1
Case reserves established by the Company (direct insurance)	63.0	133.8	148.2
Incurred but not reported reserves	283.9	352.3	483.0
Gross reserves	638.7	786.8	922.8
Reinsurance receivable	(25.6)	(37.7)	(95.4)
Net reserves	$613.1	$749.1	$827.4
______________

(1)	Additional reserves are case specific reserves established by the Company in excess of those reported by the ceding company, based on the Company’s assessment of the covered loss.

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

Future Policy Benefit Reserves.
The Company wrote a limited amount of life and annuity reinsurance in its Bermuda segment.  Future policy benefit liabilities for annuities are reported at the accumulated fund balance of these contracts.  Reserves for those liabilities include mortality provisions with respect to life and annuity claims, both reported and unreported.  Actual experience in a particular period may be worse than assumed experience and, consequently, may adversely affect the Company’s operating results for that period. See ITEM 8, “Financial Statements and Supplementary Data” - Note 1F of Notes to Consolidated Financial Statements.

Activity in the reserve for future policy benefits is summarized for the periods indicated:

	At December 31,
(Dollars in millions)	2009	2008	2007
Balance at beginning of year	$66.2	$78.4	$101.0
Liabilities assumed	0.3	0.2	0.2
Adjustments to reserves	8.8	6.5	2.4
Benefits paid in the current year	(10.8)	(19.0)	(25.2)
Balance at end of year	$64.5	$66.2	$78.4

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

Over the past few years, the Company has allocated a portion of its investment portfolio to include: 1) publicly traded equity securities and 2) private equity limited partnership investments.  The objective of this portfolio diversification is to enhance the risk-adjusted total return of the investment portfolio by allocating a prudent portion of the portfolio to higher return asset classes.  The Company limits its allocation to these asset classes because of 1) the potential for volatility in their values and 2) the impact of these investments on regulatory and rating agency capital adequacy models.  The Company adjusts its allocation to these investments based upon market conditions.  As a result of the dramatic slowdown in the global economy and the liquidity crisis affecting the financial markets, the Company significantly reduced its exposure to public equities during the fourth quarter of 2008 and has increased its exposure to equities in the latter part of 2009 as financial markets improved.   At December 31, 2009, the market or fair value of investments in equity and limited partnership securities approximated 15% of shareholders’ equity, a decrease of 1 point from 16% of shareholders’ equity at December 31, 2008.

The duration of an investment is based on the maturity of the security but also reflects the payment of interest and the possibility of early prepayments.  The Company’s fixed income investment guidelines include a general duration guideline.  This investment duration guideline is established and periodically revised by management, which considers economic and business factors, as well as the Company’s average duration of potential liabilities, which, at December 31, 2009, is estimated at approximately 4.1 years, based on the estimated payouts of underwriting liabilities using standard duration calculations.

The duration of the fixed income portfolio at December 31, 2009 was 3.8 years, down slightly from 4.1 years at prior year end.  The Company shortened the duration of its portfolio in response to very low available yields, particularly on securities with longer maturities.  As a result, the Company has focused on purchasing high quality, shorter duration investments and investments with floating rate yields.  These investments will be less subject to decline in market value if interest rates rise in the future, as forecasted by most investment analysts.

For each currency in which the Company has established substantial loss and LAE reserves, the Company seeks to maintain invested assets denominated in such currency in an amount approximately equal to the estimated liabilities.  Approximately 27% of the Company’s consolidated reserves for losses and LAE and unearned premiums represent amounts payable in foreign currencies.

The turmoil in the financial markets and decline in the global economy resulted in a reduction in the Company’s net investment income to $547.8 million in 2009 compared with $565.9 million and $682.4 million for the years ended December 31, 2008 and 2007, respectively.  The decline was primarily attributable to lower yields available for new money and short-term investments.  In addition, the limited partnership investments continue to have losses, although not as large in 2009 as compared to 2008.

In addition to the reductions in investment income, the economic and financial market declines resulted in net realized capital losses for 2009 of $2.3 million.  These net realized capital losses resulted from $29.3 million of losses from sales of securities, and $13.2 million from other-than-temporary impairments, partially offset by $40.2 million from fair value adjustments.  The Company recognized realized losses of $695.8 million for the year ended December 31, 2008.  These net realized capital losses resulted from the fair value re-measurement adjustments and realized losses on the Company’s equity securities portfolio of $508.2 million, other-than-temporary impairment losses from the Company’s fixed maturity portfolio of $176.5 million and realized capital losses and fair value re-measurement adjustments from fixed maturity investments of $11.1 million.  In contrast, the Company recognized realized gains of $86.3 million for the year ended December 31, 2007.

The Company’s cash and invested assets totaled $14.9 billion at December 31, 2009, which consisted of 93.7% fixed maturities and cash, of which 97.6% were investment grade; 2.7% equity securities and 3.6% other invested assets. The average maturity of fixed maturity securities was 6.9 years at December 31, 2009, and their overall duration was 3.8 years.

As of December 31, 2009, the Company did not have any direct investments in commercial real estate or direct commercial mortgages or any material holdings of derivative investments (other than equity index put option contracts as discussed in ITEM 8, “Financial Statements and Supplementary Data” - Note 4 of Notes to Consolidated Financial Statements) or securities of issuers that are experiencing cash flow difficulty to an extent that the Company’s management believes could threaten the issuer’s ability to meet debt service payments, except where other-than-temporary impairments have been recognized.

The Company’s investment portfolio includes structured commercial mortgage-backed securities (“CMBS”) with a book value of $475.2 million and a market value of $442.6 million.  CMBS securities comprising more than 80% of the December 31, 2009 market value, are rated AAA by Standard & Poor’s Financial Services LLC (“Standard & Poor’s”).  Furthermore, securities comprising more than 97% of the market value are rated investment grade by Standard & Poor’s.

At December 31, 2009, the Company’s fixed maturity portfolio included $5.9 million in book value of asset-backed securities with sub-prime mortgage loan exposure and the market value of these investments was $4.6 million.  Sub-prime mortgage loans generally represent loans made to borrowers with limited or blemished credit records.

The following table reflects investment results for the Company for the periods indicated:

	December 31,
				Pre-tax	Pre-tax
		Pre-tax	Pre-tax	Realized Net	Unrealized Net
	Average	Investment	Effective	Capital (Losses)	Capital Gains
(Dollars in millions)	Investments (1)	Income (2)	Yield	Gains (3)	(Losses)
2009	$14,472.8	$547.8	3.79%	$(2.3)	$636.7
2008	14,411.8	565.9	3.93%	(695.8)	(310.4)
2007	14,491.7	682.4	4.71%	86.3	21.4
2006	13,446.5	629.4	4.68%	35.1	131.7
2005	12,067.8	522.8	4.33%	90.3	(77.8)

(1) Average of the beginning and ending carrying values of investments and cash, less net funds held, future policy benefit reserve, and non-interest bearing cash. Bonds, common stock and redeemable and non-redeemable preferred stocks are carried at market value.
Common stock which are actively managed are carried at fair value.
(2) After investment expenses, excluding realized net capital gains (losses).
(3) Included in 2009, 2008 and 2007, are fair value re-measurements of $40.2 million, ($276.0) million and $76.6 million, respectively.
(Some amounts may not reconcile due to rounding.)

The amortized cost, market value and gross unrealized appreciation and depreciation of available for sale, fixed maturity and equity security investments, carried at market value, are as follows for the periods indicated:

	At December 31, 2009
	Amortized	Unrealized	Unrealized	Market
(Dollars in millions)	Cost	Appreciation	Depreciation	Value
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$339.8	$17.9	$(3.5)	$354.2
Obligations of U.S. states and political subdivisions	3,694.3	183.8	(24.3)	3,853.8
Corporate securities	2,421.9	107.8	(33.0)	2,496.7
Asset-backed securities	310.4	7.7	(4.4)	313.7
Mortgage-backed securities
Commercial	475.2	5.2	(37.8)	442.6
Agency residential	2,310.8	61.5	(3.9)	2,368.4
Non-agency residential	177.5	0.2	(17.1)	160.6
Foreign government securities	1,507.4	100.3	(16.9)	1,590.8
Foreign corporate securities	1,377.4	72.4	(24.7)	1,425.1
Total fixed maturity securities	$12,614.7	$556.8	$(165.6)	$13,005.9
Equity securities	$14.0	$2.3	$-	$16.3

(Some amounts may not reconcile due to rounding.)

	At December 31, 2008
	Amortized	Unrealized	Unrealized	Market
(Dollars in millions)	Cost	Appreciation	Depreciation	Value
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$354.2	$55.2	$(0.7)	$408.7
Obligations of U.S. states and political subdivisions	3,846.7	113.8	(164.9)	3,795.6
Corporate securities	2,409.0	60.9	(198.5)	2,271.4
Asset-backed securities	281.8	0.7	(29.2)	253.2
Mortgage-backed securities
Commercial	440.8	-	(90.1)	350.7
Agency residential	1,334.1	26.3	(0.5)	1,359.9
Non-agency residential	213.5	-	(45.7)	167.8
Foreign government securities	1,087.7	118.0	(23.6)	1,182.1
Foreign corporate securities	964.3	56.8	(51.0)	970.0
Total fixed maturity securities	$10,932.1	$431.7	$(604.2)	$10,759.6
Equity securities	$14.9	$2.0	$-	$16.9

(Some amounts may not reconcile due to rounding.)

The following table represents the credit quality distribution of the Company’s fixed maturities for the periods indicated:

	At December 31,
	2009		2008
(Dollars in millions)	Market	Percent of	Market	Percent of
Rating Agency Credit Quality Distribution:	Value	Total	Value	Total
AAA	$5,715.0	43.9%	$4,554.9	42.3%
AA	2,736.6	21.0%	2,591.8	24.1%
A	2,807.0	21.6%	2,259.3	21.0%
BBB	1,450.0	11.2%	1,201.7	11.2%
BB	103.2	0.8%	85.2	0.8%
B	88.0	0.7%	43.2	0.4%
Other	106.2	0.8%	23.5	0.2%
Total	$13,005.9	100.0%	$10,759.6	100.0%

(Some amounts may not reconcile due to rounding.)

The following table summarizes fixed maturities by contractual maturity for the periods indicated:

	At December 31,
	2009		2008
	Market	Percent of	Market	Percent of
(Dollars in millions)	Value	Total	Value	Total
Fixed maturity securities - available for sale
Due in one year or less	$652.5	5.0%	$606.4	5.6%
Due after one year through five years	3,151.8	24.2%	2,484.7	23.1%
Due after five years through ten years	2,634.7	20.3%	2,271.2	21.1%
Due after ten years	3,281.6	25.2%	3,265.6	30.4%
Asset-backed securities	313.7	2.4%	253.2	2.4%
Mortgage-backed securities	2,971.6	22.8%	1,878.4	17.5%
Total fixed maturity securities	$13,005.9	100.0%	$10,759.6	100.0%

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

All of the below-mentioned ratings are continually monitored and revised, if necessary, by each of the rating agencies.  The ratings presented in the following table were in effect as of February 28, 2010.

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

Operating Subsidiary:	A.M. Best	Standard & Poor's	Moody's

Everest Re	A+ (Superior)	A+ (Strong)	Aa3 (Excellent)
Bermuda Re	A+ (Superior)	A+ (Strong)	Aa3 (Excellent)
Ireland Re	A+ (Superior)	A+ (Strong)	Not Rated
Everest International	A+ (Superior)	Not Rated	Not Rated
Everest National	A+ (Superior)	A+ (Strong)	Not Rated
Everest Indemnity	A+ (Superior)	Not Rated	Not Rated
Everest Security	A+ (Superior)	Not Rated	Not Rated
Mt. McKinley	Not Rated	Not Rated	Not Rated

A.M. Best states that the “A+” (“Superior”) rating is assigned to those companies which, in its opinion, have a superior ability to meet their ongoing obligations to policyholders based on A.M. Best’s comprehensive quantitative and qualitative evaluation of a company’s balance sheet strength, operating performance and business profile.  Standard & Poor’s states that the “A+” rating is assigned to those insurance companies which, in its opinion, have strong financial security characteristics with respect to their ability to pay under its insurance policies and contracts in accordance with their terms.  Moody’s states that insurance companies rated “Aa” offer excellent financial security.  Together with the Aaa rated companies, Aa rated companies constitute what are generally known as high-grade companies, with Aa rated companies generally having somewhat larger long-term risks.

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

	A.M. Best		Standard & Poor's		Moody's
Senior Notes	a-	(Strong)	BBB+	(Adequate)	A3	(Good)
Trust Preferred Securities	bbb+	(Adequate)	BBB-	(Adequate)	Baa1	(Adequate)
Long Term Notes	bbb	(Adequate)	BBB-	(Adequate)	Baa1	(Adequate)

A debt rating of “a-” is assigned by A.M. Best where the issuer, in A.M. Best’s opinion, has a strong ability to meet the terms of the obligation.  A.M. Best assigns a debt rating in the “bbb” range where the issuer, in A.M. Best’s opinion, has adequate ability to meet the terms of the obligation.  Standard & Poor’s assigns a debt rating in the “BBB” range to issuers that exhibit adequate protection parameters although adverse economic conditions or changing circumstances are more likely to lead to a weakened capacity of the obligor to meet its financial commitment on the obligation.  According to Moody’s, a debt rating of “A3” is assigned to issues that are considered upper-medium-grade obligations and subject to low credit risk.  Obligations rated “Baa1” are subject to moderate credit risk and are considered medium-grade and as such may possess certain speculative characteristics.

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

Starting in the latter part of 2007, throughout 2008 and into 2009, there has been a significant slowdown in the global economy, which has negatively impacted the financial resources of the industry.  Excessive availability and use of credit, particularly by individuals, led to increased defaults on sub-prime mortgages in the U.S. and elsewhere, falling values for houses and many commodities and contracting consumer spending.  The significant increase in default rates negatively impacted the value of asset-backed securities held by both foreign and domestic institutions.  The defaults have led to a corresponding increase in foreclosures, which have driven down housing values, resulting in additional losses on asset-backed securities.  During the third and fourth quarters of 2008, credit markets deteriorated dramatically, evidenced by widening credit spreads and dramatically reduced availability of credit.  Many financial institutions, including some insurance entities, experienced liquidity crises due to immediate demands for funds for withdrawals or collateral, combined with falling asset values and their inability to sell assets to meet the increased demands.  As a result, several financial institutions have failed or been acquired at distressed prices, while others have received loans from the U.S. government to continue operations.  The liquidity crisis significantly increased the spreads on fixed maturity securities and, at the same time, had a dramatic and negative impact on the stock markets around the world.  The combination of losses on securities from failed or impaired companies combined with the decline in values of fixed maturity and equity securities resulted in significant declines in the capital bases of most insurance and reinsurance companies.  While there was significant improvement in the financial markets during 2009, it is too early to predict the timing and extent of impact the capital deterioration and subsequent partial recovery will have on insurance and reinsurance market conditions.

Worldwide insurance and reinsurance market conditions continued to be very competitive.  Generally, there was ample insurance and reinsurance capacity relative to demand.  We noted, however, that in many markets and lines during 2009, the rates of decline have slowed, pricing in some segments was relatively flat and there was upward movement in some others, particularly property catastrophe coverage.  Competition and its effect on rates, terms and conditions vary widely by market and coverage yet continues to be most prevalent in the U.S. casualty insurance and reinsurance markets.  The U.S. insurance markets in which we participate were extremely competitive as well, particularly in the workers’ compensation, public entity and contractor sectors.

The reinsurance industry has experienced a period of falling rates and volume, particularly in the casualty lines of business.  Profit opportunities have become generally less available over time; however, the unfavorable trends appear to have abated somewhat.  We are now seeing smaller rate declines, pockets of stability and some increases in some markets and for some coverages.  Both the primary insurers and reinsurers incurred very significant investment and catastrophe losses during 2008 resulting in capital depletion and increased rating agency scrutiny.  Conversely in 2009, the financial markets partially rebounded and catastrophe losses were low, resulting in improved industry capital levels.  It is too early to gauge the market impacts from these capital accumulations.

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

The 2009 renewal rates, particularly for property catastrophe and retrocessional covers and in international markets, were generally firmer compared to a year ago.

Overall, we believe that current marketplace conditions offer profit opportunities for us given our strong ratings, distribution system, reputation and expertise.  We continue to employ our strategy of targeting business that offers the greatest profit potential, while maintaining balance and diversification in our overall portfolio.

Employees.
As of February 1, 2010, the Company employed 863 persons.  Management believes that employee relations are good.  None of the Company’s employees are subject to collective bargaining agreements, and the Company is not aware of any current efforts to implement such agreements.

Regulatory Matters.
The Company and its insurance subsidiaries are subject to regulation under the insurance statutes of the various jurisdictions in which they conduct business, including essentially all states of the U.S., Canada, Singapore, Brazil (licensed in 2008), the United Kingdom, Ireland and Bermuda.  These regulations vary from jurisdiction to jurisdiction and are generally designed to protect ceding insurance companies and policyholders by regulating the Company’s conduct of business, financial integrity and ability to meet its obligations.  Many of these regulations require reporting of information designed to allow insurance regulators to closely monitor the Company’s performance.

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

Dividends.  Under Bermuda law, Group is prohibited from declaring or paying a dividend if such payment would reduce the realizable value of its assets to an amount less than the aggregate value of its liabilities and its issued share capital and share premium (additional paid-in capital) accounts.  Group’s ability to pay dividends and its operating expenses is partially dependent upon dividends from its subsidiaries.  The payment of dividends by insurance subsidiaries is limited under Bermuda law as well as the laws of the various U.S. states in which Group’s insurance and reinsurance subsidiaries are domiciled or deemed domiciled.  The limitations are generally based upon net income and compliance with applicable policyholders’ surplus or minimum solvency and liquidity requirements as determined in accordance with the relevant statutory accounting practices.  Under Irish corporate and regulatory law, Holdings Ireland and its subsidiaries are limited as to the dividends they can pay based on retained earnings and net income (loss) and/or capital and minimum solvency requirements.  As Holdings has outstanding debt obligations, it is dependent upon dividends and other permissible payments from its operating subsidiaries to enable it to meet its debt and operating expense obligations and to pay dividends.

Under Bermuda law, Bermuda Re and Everest International are unable to declare or make payment of a dividend if they fail to meet their minimum solvency margin or minimum liquidity ratio.  As long term insurers, Bermuda Re and Everest International are also unable to declare or pay a dividend to anyone who is not a policyholder unless, after payment of the dividend, the value of the assets in their long term business fund, as certified by their approved actuary, exceeds their liabilities for long term business by at least the $250,000 minimum solvency margin.  Prior approval of the Bermuda Monetary Authority is required if Bermuda Re’s or Everest International’s dividend payments would reduce their prior year end total statutory capital by 15.0% or more.  At December 31, 2009, Bermuda Re and Everest International exceeded their solvency and liquidity requirements by a significant margin.

The payment of dividends to Holdings by Everest Re is subject to limitations imposed by Delaware law.  Generally, Everest Re may only pay dividends out of its statutory earned surplus, which was $2,789.7 million at December 31, 2009, and only after it has given 10 days prior notice to the Delaware Insurance Commissioner.  During this 10-day period, the Commissioner may, by order, limit or disallow the payment of ordinary dividends if the Commissioner finds the insurer to be presently or potentially in financial distress.  Further, the maximum amount of dividends that may be paid without the prior approval of the Delaware Insurance Commissioner in any twelve month period is the greater of (1) 10% of the insurer’s statutory surplus as of the end of the prior calendar year or (2) the insurer’s statutory net income, not including realized capital gains, for the prior calendar year.  Accordingly, the maximum amount that will be available for the payment of dividends by Everest Re in 2010 without triggering the requirement for prior approval of regulatory authorities in connection with a dividend is $456.6 million.

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

Licenses.  Everest Re is a licensed property and casualty insurer and/or reinsurer in all states, the District of Columbia and Puerto Rico.  In New Hampshire and Puerto Rico, Everest Re is licensed for reinsurance only.  Such licensing enables U.S. domestic ceding company clients to take credit for uncollateralized reinsurance receivables from Everest Re in their statutory financial statements.

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

Based on their financial positions at December 31, 2009, Everest Re, Everest National, Everest Indemnity and Everest Security significantly exceed the minimum thresholds.  Since Mt. McKinley ceased writing new and renewal insurance in 1985, its domiciliary regulator, the Delaware Insurance Commissioner, has exempted Mt. McKinley from complying with RBC requirements.

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

Ireland.  Holdings Ireland and Ireland Re conduct business in Ireland and are subject to taxation in Ireland.

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

RISKS RELATING TO OUR BUSINESS

Fluctuations in the financial markets could result in investment losses.

Prolonged and severe disruptions in the public debt and equity markets, such as occurred during 2008, could result in significant realized and unrealized losses in our investment portfolio. For the year ended December 31, 2008, we incurred $695.8 million of realized and $310.4 million of unrealized investment losses.  Although financial markets significantly improved during 2009, they could deteriorate in the future and again result in substantial realized and unrealized losses, which could have a material adverse impact on our results of operations, equity, business and insurer financial strength and debt ratings.

Our results could be adversely affected by catastrophic events.

We are exposed to unpredictable catastrophic events, including weather-related and other natural catastrophes, as well as acts of terrorism.  Any material reduction in our operating results caused by the occurrence of one or more catastrophes could inhibit our ability to pay dividends or to meet our interest and principal payment obligations.  We define a catastrophe as an event that causes a loss on property exposures before reinsurance of at least $5.0 million, before corporate level reinsurance and taxes.  By way of illustration, during the past five calendar years, pre-tax catastrophe losses, net of contract specific reinsurance but before cessions under corporate reinsurance programs, were as follows:

Calendar year:	Pre-tax catastrophe losses
(Dollars in millions)
2009	$67.4
2008	364.3
2007	160.0
2006	287.9
2005	1,485.7

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

Calendar year:	Effect on pre-tax net income
(Dollars in millions)
2009	$128.8	decrease
2008	34.9	decrease
2007	206.5	decrease
2006	135.6	decrease
2005	26.4	increase
See ITEM 1,  “Business - Changes in Historical Reserves,” which provides a more detailed chart showing the effect of reserve re-estimates on calendar year operating results for the past ten years.

The difficulty in estimating our reserves is significantly more challenging as it relates to reserving for potential A&E liabilities. At year-end 2009, 7.1% of our gross reserves were comprised of A&E reserves. A&E liabilities are especially hard to estimate for many reasons, including the long delays between exposure and manifestation of any bodily injury or property damage, difficulty in identifying the source of the asbestos or environmental contamination, long reporting delays and difficulty in properly allocating liability for the asbestos or environmental damage.  Legal tactics and judicial and legislative developments affecting the scope of insurers’ liability, which can be difficult to predict, also contribute to uncertainties in estimating reserves for A&E liabilities.

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

Our active insurance company subsidiaries currently hold financial strength ratings assigned by third-party rating agencies which assess and rate the claims paying ability and financial strength of insurers and reinsurers. Our active subsidiaries carry an “A+” (“Superior”) rating from A.M. Best. Everest Re, Bermuda Re and Everest National hold an “A+” (“Strong”) rating from Standard & Poor’s. Everest Re and Bermuda Re hold an “Aa3” (“Excellent”) rating from Moody’s.  Financial strength ratings are used by client companies and agents and brokers that place the business as an important means of assessing the financial strength and quality of reinsurers. A downgrade or withdrawal of any of these ratings might adversely affect our ability to market our insurance products and could have a material and adverse effect on future prospects for growth and profitability.

On March 13, 2009, Everest Re’s, Bermuda Re’s and Everest National’s ratings were downgraded one level by Standard & Poor’s to “A+”. However, we cannot assure that a further downgrade will not occur in the future if we do not continue to meet the evolving criteria expected of our current rating. In that regard, several of the rating agencies are in the process of modifying their approaches to evaluating catastrophic risk relative to their capital and risk management requirements. Therefore, we cannot predict the outcome of this reassessment or its potential impact upon our ratings.

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

We are generally less reliant on the purchase of reinsurance than many of our competitors, in part because of our strategic emphasis on underwriting discipline and management of the cycles inherent in our business.  We try to separate our risk taking process from our risk mitigation process in order to avoid developing too great a reliance on reinsurance.  The bulk of these cessions are to captives of program managers, who thereby share in the results of the business they produce.  We otherwise generally purchase reinsurance from other third parties only when we expect a net benefit.  The percentage of business that we reinsure to other than captives of program managers, may vary considerably from year to year, depending on our view of the relationship between cost and expected benefit for the contract period.

	2009	2008	2007	2006	2005
Percentage of ceded written premiums to gross written premiums	4.8%	4.7%	3.9%	3.1%	3.3%

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

According to Standard & Poor’s, we rank among the top ten global reinsurance groups, in which two-thirds of the market share is concentrated.  The worldwide premium available to the reinsurance market, for both life and non-life business, was estimated to be $160 billion in 2008 according to data compiled by the International Association of Insurance Supervisors.  The top twenty groups in our industry represent close to 80% of these revenues.  The leaders in this market are Munich Reinsurance Company, Swiss Re, Berkshire Hathaway Inc., Hannover Ruckversicherung AG, SCOR and syndicates at Lloyd’s.  Some of these competitors have greater financial resources than we do and have established long term and continuing business relationships throughout the industry, which can be a significant competitive advantage.  In addition, the lack of strong barriers to entry into the reinsurance business and the potential for securitization of reinsurance and insurance risks through capital markets provide additional sources of potential reinsurance and insurance capacity and competition.

We are dependent on our key personnel.

Our success has been, and will continue to be, dependent on the ability to retain the services of existing key executive officers and to attract and retain additional qualified personnel in the future.  The loss of the services of any key executive officer or the inability to hire and retain other highly qualified personnel in the future could adversely affect our ability to conduct business.  Generally, we consider key executive officers to be those individuals who have the greatest influence in setting overall policy and controlling operations: Chairman and Chief Executive Officer, Joseph V. Taranto (age 60), President and Chief Operating Officer, Ralph E. Jones, III (age 53), and Executive Vice President and Chief Financial Officer, Dominic J. Addesso (age 56).  We currently have employment contracts with Mr. Taranto and Mr. Addesso.  Mr. Taranto’s contract was filed with the SEC and provides for terms of employment ending on December 31, 2010.  Mr. Addesso’s contract was filed with the SEC and provides for terms of employment ending on May 7, 2010.

Special considerations apply to our Bermuda operations.  Under Bermuda law, non-Bermudians, other than spouses of Bermudians and individuals holding permanent resident certificates, are not permitted to engage in any gainful occupation in Bermuda without a work permit issued by the Bermuda government.  A work permit is only granted or extended if the employer can show that, after a proper public advertisement, no Bermudian, spouse of a Bermudian or individual holding a permanent resident certificate is available who meets the minimum standards for the position.  The Bermuda government places a six-year term limit on individuals with work permits, subject to specified exemptions for persons deemed to be key employees of businesses with a significant physical presence in Bermuda.  Currently, all seven of our Bermuda-based professional employees who require work permits have been granted permits by the Bermuda government that expire at various times between September 2010 and May 2012.  This includes Mark de Saram, the chief executive officer of our Bermuda reinsurance operation.  In the event his work permit were not renewed, we could lose his services, thereby adversely affecting our ability to conduct our business in Bermuda until we were able to replace him with an individual in Bermuda who did not require a work permit or who was granted the permit.  The Company has an employment contract with Mr. de Saram, which was filed with the SEC and most recently amended on October 16, 2008, to extend Mr. de Saram’s term of employment to November 1, 2010.

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

We have invested a portion of our investment portfolio in equity securities. The value of these assets fluctuate with changes in the markets. In times of economic weakness, the fair value of these assets may decline, and may negatively impact net income.  We also invest in non-traditional investments which have different risk characteristics than traditional fixed income and equity securities. These alternative investments are comprised primarily of private equity limited partnerships.  The changes in value and investment income (loss) for these partnerships are more volatile than over-the-counter securities.

The following table quantifies the portion of our investment portfolio that consists of fixed income securities, equity securities and asset-backed investments that carry prepayment risk.

	At
(Dollars in millions)	December 31, 2009	% of Total
Mortgage-backed securities:
Commercial	$442.6	2.9%
Agency residential	2,368.4	15.9%
Non-agency residential	160.6	1.1%
Other asset-backed	313.7	2.1%
Total asset-backed	3,285.3	22.0%
Other fixed income	9,720.6	65.2%
Total fixed income, at market value	13,005.9	87.2%
Fixed maturities, at fair value	50.5	0.3%
Equity securities, at market value	16.3	0.1%
Equity securities, at fair value	380.0	2.5%
Other invested assets	545.3	3.7%
Cash and short-term investments	920.7	6.2%
Total investments and cash	$14,918.8	100.0%

(Some amounts may not reconcile due to rounding.)

We may experience foreign currency exchange losses that reduce our net income and capital levels.

Through our Bermuda and international operations, we conduct business in a variety of foreign (non-U.S.) currencies, principally the Euro, the British pound, the Canadian dollar, and the Singapore dollar. Assets, liabilities, revenues and expenses denominated in foreign currencies are exposed to changes in currency exchange rates. Our functional currency is the U.S. dollar, and exchange rate fluctuations relative to the U.S. dollar may materially impact our results and financial position. In 2009, we wrote approximately 29.3% of our reinsurance coverages in non-U.S. currencies; as of December 31, 2009, we maintained approximately 17.9% of our investment portfolio in investments denominated in non-U.S. currencies.  During 2009, 2008 and 2007, the impact on our quarterly pre-tax net income from exchange rate fluctuations ranged from a loss of $13.3 million to a gain of $13.1 million.

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

As a result of the recent dislocation of the financial markets, Congress and the Presidential administration in the United States, are contemplating changes in the way the financial services industry is regulated.  It is possible that insurance regulation will be drawn into this process, and that federal regulatory initiatives in the insurance industry could emerge.  The future impact of such initiatives, if any, on our operation, net income or financial condition cannot be determined at this time.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Everest Re’s corporate offices are located in approximately 230,500 square feet of leased office space in Liberty Corner, New Jersey.  Bermuda Re’s corporate offices are located in approximately 3,600 total square feet of leased office space in Hamilton, Bermuda.  The Company’s other sixteen locations occupy a total of approximately 96,300 square feet, all of which are leased.  Management believes that the above-described office space is adequate for its current and anticipated needs.

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

ITEM 4.  RESERVED

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.
The common shares of Group trade on the New York Stock Exchange under the symbol, “RE”.  The quarterly high and low market prices of Group’s common shares for the periods indicated were:

	2009		2008
	High	Low	High	Low
First Quarter	$76.54	$58.69	$105.04	$87.02
Second Quarter	75.54	66.36	96.69	79.71
Third Quarter	88.99	70.00	95.00	74.69
Fourth Quarter	92.49	83.09	82.08	60.75

Number of Holders of Common Shares.
The number of record holders of common shares as of February 1, 2010 was 67.  That number does not include the beneficial owners of shares held in “street” name or held through participants in depositories, such as The Depository Trust Company.

Dividend History and Restrictions.
In 1995, the Board of Directors of the Company established a policy of declaring regular quarterly cash dividends and has paid a regular quarterly dividend in each quarter since the fourth quarter of 1995.  The Company declared and paid its regular quarterly cash dividend of $0.48 per share for each of the four quarters of 2009 and 2008.  The Company’s Board of Directors declared a dividend of $0.48 per share, payable on or before March 24, 2010 to shareholders of record on March 10, 2010.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares (or
			Purchased as Part	Units) that May Yet
	Total Number of		of Publicly	Be Purchased Under
	Shares (or Units)	Average Price Paid	Announced Plans or	the Plans or
Period	Purchased	per Share (or Unit)	Programs	Programs (1)
October 1 - 31, 2009	0	$-	0	4,634,199
November 1 - 30, 2009	570,630	$87.6170	570,630	4,063,569
December 1 - 31, 2009	593,006	$84.4931	593,006	3,470,563
Total	1,163,636	$86.0250	1,163,636	3,470,563

(1)       On September 21, 2004, the Company’s board of directors approved an amended share repurchase program authorizing the Company and/or its subsidiary Holdings to purchase up to an aggregate of 5,000,000 of the Company’s common shares through open market transactions, privately negotiated transactions or both.  On July 21, 2008, the Company’s executive committee of the board of directors approved an amendment to the September 21, 2004 share repurchase program authorizing the Company and/or its subsidiary Holdings to purchase up to an aggregate of 10,000,000 of the Company’s common shares (recognizing that the number of shares authorized for repurchase has been reduced by those shares that have already been purchased) in open market transactions, privately negotiated transactions or both.  On February 24, 2010, the Company’s executive committee of the board of directors approved an amendment to the September 21, 2004, share repurchase program and the July 21, 2008, amendment authorizing the Company and/or its subsidiary Holdings to purchase up to an aggregate of 15,000,000 of the Company’s common shares (recognizing that the number of shares authorized for repurchase has been reduced by those shares that have already been purchased) in open market transactions, privately negotiated transactions or both.

Recent Sales of Unregistered Securities.

None.

Performance Graph.
The following Performance Graph compares cumulative total shareholder returns on the Common Shares (assuming reinvestment of dividends) from December 31, 2004 through December 31, 2009, with the cumulative total return of the Standard & Poor’s 500 Index and the Standard & Poor’s Insurance (Property and Casualty) Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Everest Re Group, Ltd., The S&P 500 Index
And The S&P Property & Casualty Insurance Index

$140
$120
$100
$80
$60
$40
$20
$0
12/04
12/05
12/06
12/07
12/08
12/09
103.60
102.11
88.65
Everest Re Group, Ltd.
S&P 500
S&P Property & Casualty Insurance

	Cumulative Total Return
	12/04	12/05	12/06	12/07	12/08	12/09
Everest Re Group, Ltd.	100.00	112.58	110.75	115.48	89.69	103.60
S&P 500	100.00	104.91	121.48	128.16	80.74	102.11
S&P Property & Casualty Insurance	100.00	115.11	129.93	111.79	78.91	88.65

*$100 invested on 12/31/04 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Copyright© 2010 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated GAAP financial data of the Company as of and for the years ended December 31, 2009, 2008, 2007, 2006 and 2005 were derived from the audited consolidated financial statements of the Company.  The following financial data should be read in conjunction with the Consolidated Financial Statements and accompanying notes.

	Years Ended December 31,
(Dollars in millions, except per share amounts)	2009	2008	2007	2006	2005
Operating data:
Gross written premiums	$4,129.0	$3,678.1	$4,077.6	$4,000.9	$4,108.6
Net written premiums	3,929.8	3,505.2	3,919.4	3,875.7	3,972.0
Premiums earned	3,894.1	3,694.3	3,997.5	3,853.2	3,963.1
Net investment income	547.8	565.9	682.4	629.4	522.8
Realized gain on debt repurchase	78.3	-	-	-	-
Net realized capital (losses) gains	(2.3)	(695.8)	86.3	35.1	90.3
Incurred losses and loss adjustment
expenses (including catastrophes)	2,374.1	2,439.0	2,548.1	2,434.4	3,724.3
Net catastrophe losses (1)	65.2	307.2	126.5	283.0	1,403.9
Commission, brokerage, taxes and fees	928.3	930.7	961.8	883.3	914.8
Other underwriting expenses	184.8	162.3	152.6	138.0	129.8
Interest, fees and bond issue cost
amortization expense	72.1	79.2	91.6	69.9	74.4
Income (loss) before taxes	939.3	(83.6)	1,028.0	991.8	(280.9)
Income tax expense (benefit)	132.3	(64.8)	188.7	150.9	(62.3)
Net income (loss) (2)	807.0	(18.8)	839.3	840.8	(218.7)

EARNINGS (LOSS) PER COMMON SHARE:
Basic (3)	$13.26	$(0.30)	$13.25	$12.95	$(3.78)

Diluted (4)	$13.22	$(0.30)	$13.15	$12.84	$(3.78)

Dividends declared	$1.92	$1.92	$1.92	$0.60	$0.44

Certain GAAP financial ratios: (5)
Loss ratio	61.0%	66.0%	63.7%	63.2%	94.0%
Other underwriting expense ratio	28.6%	29.6%	27.9%	26.5%	26.3%
Combined ratio (2)	89.6%	95.6%	91.6%	89.7%	120.3%

Balance sheet data (at end of period):
Total investments and cash	$14,918.8	$13,714.3	$14,936.2	$13,957.1	$12,970.8
Total assets	18,001.3	16,846.6	17,999.5	17,107.6	16,474.5
Loss and LAE reserves	8,937.9	8,840.7	9,040.6	8,840.1	9,126.7
Total debt	1,018.0	1,179.1	1,178.9	995.6	995.5
Total liabilities	11,899.6	11,886.2	12,314.7	11,999.9	12,334.8
Shareholders' equity	6,101.7	4,960.4	5,684.8	5,107.7	4,139.7
Book value per share (6)	102.87	80.77	90.43	78.53	64.04
___________________

(1)
Catastrophe losses are presented net of reinsurance and reinstatement premiums.  A catastrophe is defined, for purposes of the consolidated Selected Financial Data, as an event that caused a loss on property exposures before reinsurance of at least $5.0 million before corporate level reinsurance and taxes.  Catastrophe insurance provides coverage for one event.  When limits are exhausted, some contractual arrangements provide for the availability of additional coverage upon the payment of additional premium.  This additional premium is referred to as reinstatement premium.

(2)	Some amounts may not reconcile due to rounding.
(3)	Based on weighted average basic common shares outstanding of 60.7 million, 61.7 million, 63.1 million, 64.7 million and 57.6 million for 2009, 2008, 2007, 2006 and 2005, respectively.
(4)	Based on weighted average diluted common shares outstanding of 60.8 million, 62.0 million, 63.6 million, 65.3 million and 58.5 million for 2009, 2008, 2007, 2006 and 2005, respectively.
(5)
Loss ratio is the GAAP losses and LAE incurred as a percentage of GAAP net premiums earned.  Underwriting expense ratio is the GAAP commissions, brokerage, taxes, fees and other underwriting expenses as a percentage of GAAP net premiums earned.  Combined ratio is the sum of the loss ratio and underwriting expense ratio.

(6)	Based on 59.3 million, 61.4 million, 62.9 million, 65.0 million and 64.6 million common shares outstanding for December 31, 2009, 2008, 2007, 2006 and 2005, respectively.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Starting in the latter part of 2007, throughout 2008 and 2009, there has been a significant slowdown in the global economy, which has negatively impacted the financial resources of the industry.  Excessive availability and use of credit, particularly by individuals, led to increased defaults on sub-prime mortgages in the U.S. and elsewhere, falling values for houses and many commodities and contracting consumer spending.  The significant increase in default rates negatively impacted the value of asset-backed securities held by both foreign and domestic institutions.  The defaults have led to a corresponding increase in foreclosures, which have driven down housing values, resulting in additional losses on asset-backed securities.  During the third and fourth quarters of 2008, credit markets deteriorated dramatically, evidenced by widening credit spreads and dramatically reduced availability of credit.  Many financial institutions, including some insurance entities, experienced liquidity crises due to immediate demands for funds for withdrawals or collateral, combined with falling asset values and their inability to sell assets to meet the increased demands.  As a result, several financial institutions have failed or been acquired at distressed prices, while others have received loans from the U.S. government to continue operations.  The liquidity crisis significantly increased the spreads on fixed maturity securities and, at the same time, had a dramatic and negative impact on the stock markets around the world.  The combination of losses on securities from failed or impaired companies combined with the decline in values of fixed maturity and equity securities resulted in significant declines in the capital bases of most insurance and reinsurance companies.  While there was significant improvement in the financial markets during 2009, it is too early to predict the timing and extent of impact the capital deterioration and subsequent partial recovery will have on insurance and reinsurance market conditions.

Worldwide insurance and reinsurance market conditions continued to be very competitive.  Generally, there was ample insurance and reinsurance capacity relative to demand.  We noted, however, that in many markets and lines during 2009, the rates of decline have slowed, pricing in some segments was relatively flat and there was upward movement in some others, particularly property catastrophe coverage.  Competition and its effect on rates, terms and conditions vary widely by market and coverage yet continues to be most prevalent in the U.S. casualty insurance and reinsurance markets.  The U.S. insurance markets in which we participate were extremely competitive as well, particularly in the workers’ compensation, public entity and contractor sectors.

The reinsurance industry has experienced a period of falling rates and volume, particularly in the casualty lines of business.  Profit opportunities have become generally less available over time; however the unfavorable trends appear to have abated somewhat.  We are now seeing smaller rate declines, pockets of stability and some increases in some markets and for some coverages.  Both the primary insurers and reinsurers incurred very significant investment and catastrophe losses during 2008 resulting in capital depletion and increased rating agency scrutiny.  Conversely in 2009, the financial markets partially rebounded and catastrophe losses were low resulting in improved industry capital levels.  It is too early to gauge the market impacts from these capital accumulations.

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

	Years Ended December 31,			Percentage Increase/(Decrease)
(Dollars in millions)	2009	2008	2007	2009/2008	2008/2007
Gross written premiums	$4,129.0	$3,678.1	$4,077.6	12.3%	-9.8%
Net written premiums	3,929.8	3,505.2	3,919.4	12.1%	-10.6%

REVENUES:
Premiums earned	$3,894.1	$3,694.3	$3,997.5	5.4%	-7.6%
Net investment income	547.8	565.9	682.4	-3.2%	-17.1%
Net realized capital (losses) gains	(2.3)	(695.8)	86.3	-99.7%	NM
Realized gain on debt repurchase	78.3	-	-	NM	NA
Net derivative gain (loss)	3.2	(20.9)	(2.1)	-115.3%	NM
Other (expense) income	(22.5)	(15.9)	18.0	41.6%	-188.2%
Total revenues	4,498.6	3,527.6	4,782.0	27.5%	-26.2%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	2,374.1	2,439.0	2,548.1	-2.7%	-4.3%
Commission, brokerage, taxes and fees	928.3	930.7	961.8	-0.3%	-3.2%
Other underwriting expenses	184.8	162.3	152.6	13.8%	6.4%
Interest, fees and bond issue cost amortization expense	72.1	79.2	91.6	-9.0%	-13.5%
Total claims and expenses	3,559.3	3,611.2	3,754.1	-1.4%	-3.8%

INCOME (LOSS) BEFORE TAXES	939.3	(83.6)	1,028.0	NM	-108.1%
Income tax expense (benefit)	132.3	(64.8)	188.7	NM	-134.4%
NET INCOME (LOSS)	$807.0	$(18.8)	$839.3	NM	-102.2%

RATIOS:				Point Change
Loss ratio	61.0%	66.0%	63.7%	(5.0)	2.3
Commission and brokerage ratio	23.8%	25.2%	24.1%	(1.4)	1.1
Other underwriting expense ratio	4.8%	4.4%	3.8%	0.4	0.6
Combined ratio	89.6%	95.6%	91.6%	(6.0)	4.0

	At December 31,			Percentage Increase/(Decrease)
(Dollars in millions, except per share amounts)	2009	2008	2007	2009/2008	2008/2007
Balance sheet data:
Total investments and cash	$14,918.8	$13,714.3	$14,936.2	8.8%	-8.2%
Total assets	18,001.3	16,846.6	17,999.5	6.9%	-6.4%
Loss and loss adjustment expense reserves	8,937.9	8,840.7	9,040.6	1.1%	-2.2%
Total debt	1,018.0	1,179.1	1,178.9	-13.7%	0.0%
Total liabilities	11,899.6	11,886.2	12,314.7	0.1%	-3.5%
Shareholders' equity	6,101.7	4,960.4	5,684.8	23.0%	-12.7%
Book value per share	102.87	80.77	90.43

(NM, not meaningful)
(NA, not applicable)
(Some amounts may not reconcile due to rounding.)
Revenues.
Premiums.  Gross written premiums increased by $450.8 million, or 12.3%, in 2009 compared to 2008, reflecting an increase of $380.1 million in our reinsurance business and $70.8 million in our insurance business.  The increased reinsurance business was primarily attributable to increased rates on property business, in both the international and U.S. markets, new crop hail quota share treaty business, expanded participation on renewal contracts and new writings as ceding companies continued to favor reinsurers, such as Everest, with strong financial ratings.  The increase in insurance premiums were primarily in the workers’ compensation and financial institution D&O and E&O lines of business, which were new offerings for us in 2009.  Net written premiums increased $424.5 million, or 12.1%, in 2009 compared to 2008. The increases in net written premiums are primarily due to the increase in gross written premiums.  Premiums earned increased $199.8 million, or 5.4%, in 2009 compared to 2008, reflective of the higher net written premiums. The change in net premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period, whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums decreased by $399.4 million, or 9.8%, in 2008 compared to 2007, reflecting a decline of $285.6 million in our reinsurance business and $113.8 million in our U.S. insurance business.  The decline in our reinsurance business was primarily attributable to continued competitive conditions in both the property and casualty sectors of the market, especially in the U.S., partially offset by strong renewals and higher rates in international markets.  Insurance segment premiums were also lower, as conditions for workers’ compensation, public entity and contractors business became increasingly competitive, which reduced the volume of business that met our underwriting and pricing criteria.  Net written premiums decreased $414.2 million, or 10.6%, in 2008 compared to 2007, primarily due to the decrease in gross written premiums and an increase in written premiums ceded, most of which was in the U.S. insurance segment.  Correspondingly, premiums earned decreased $303.2 million, or 7.6%, in 2008 compared to 2007.  The lesser percentage decrease in net premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are reflected at the initiation of the coverage period.

Net Investment Income. Net investment income decreased by 3.2% in 2009, compared to 2008, due primarily to lower yields on new money, partially offset by a decrease in losses from our limited partnership investments that invest in public and non-public securities, both equity and debt.  As a result, net pre-tax investment income, as a percentage of average invested assets, was 3.8% for 2009 compared to 4.0% for 2008.

Net investment income decreased by 17.1% in 2008 compared to 2007, primarily due to net investment losses from our limited partnership investments, particularly those which were principally invested in public equities, and lower rates on short and long term bonds.  Pre-tax investment income as a percentage of average invested assets was 4.0% for 2008 compared to 4.9% for 2007.

Net Realized Capital (Losses) Gains.  Net realized capital losses were $2.3 million and $695.8 million in 2009 and 2008, respectively, while 2007 had net realized capital gains of $86.3 million.  In 2009, we recorded $29.3 million of net realized capital losses from sales and $13.2 million in other-than-temporary impairments on our available for sale fixed maturity securities, partially offset by $40.2 million gain in fair value re-measurements.  The net realized capital losses in 2008 were primarily the result of the credit crisis impacting the global financial markets, which drove down the values of equity and fixed income securities.  As such, our equity security portfolio decreased $277.5 million as a result of fair value adjustments and our fixed maturities decreased $176.5 million due to other-than-temporary impairments.  In addition, we recognized $243.3 million of net realized capital losses, principally from the sale of equity securities we owned as we realigned our investment portfolios.  The net realized gains in 2007 consisted of $76.6 million in fair value re-measurements of equity securities and $18.1 million from sales of equity securities and fixed maturity securities, partially offset by $8.4 million of other-than-temporary impairments of the fixed maturity securities.

Realized Gain on Debt Repurchase.  On March 19, 2009, we announced the commencement of a cash tender offer for any and all of the 6.60% fixed to floating rate long term subordinated notes due 2067.  Upon expiration of the tender offer, we had reduced our outstanding debt by $161.4 million, which resulted in a pre-tax gain on debt repurchase of $78.3 million.

Net Derivative Gain (Loss). In 2005 and prior, we sold seven equity index put option contracts, which are outstanding.  These contracts meet the definition of a derivative in accordance with FASB guidance and as such, are fair valued each quarter with the change recorded as net derivative gain or loss in the consolidated statements of operations and comprehensive income (loss).  As a result of these adjustments in value, we recognized net derivative gain of $3.2 million in 2009 and net derivative loss of $20.9 million and $2.1 million in 2008 and 2007, respectively. The change in the fair value of these equity index put option contracts is indicative of the change in the financial markets over the same periods.

Other (Expense) Income. We recorded other expense of $22.5 million and $15.9 million in 2009 and 2008, respectively, and other income of $18.0 million in 2007.  The changes were primarily the result of fluctuations in foreign currency exchange rates for the corresponding periods.

Claims and Expenses.
Incurred Losses and LAE.  The following table presents our incurred losses and LAE for the periods indicated.

	Years Ended December 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2009
Attritional (a)	$2,181.4	56.0%		$124.8	3.2%		$2,306.2	59.2%
Catastrophes	63.8	1.6%		3.6	0.1%		67.4	1.7%
A&E	-	0.0%		0.4	0.0%		0.4	0.0%
Total segment	$2,245.2	57.7%		$128.8	3.3%		$2,374.1	61.0%

2008
Attritional (a)	$2,050.3	55.5%		$24.4	0.7%		$2,074.7	56.2%
Catastrophes	353.8	9.6%		10.5	0.3%		364.3	9.9%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$2,404.1	65.1%		$34.9	0.9%		$2,439.0	66.0%

2007
Attritional (a)	$2,189.3	54.8%		$(188.7)	-4.7%		$2,000.6	50.0%
Catastrophes	152.3	3.8%		7.7	0.2%		160.0	4.0%
A&E	-	0.0%		387.5	9.7%		387.5	9.7%
Total segment	$2,341.6	58.6%		$206.5	5.2%		$2,548.1	63.7%

Variance 2009/2008
Attritional (a)	$131.1	0.5	pts	$100.4	2.5	pts	$231.5	3.0	pts
Catastrophes	(290.0)	(8.0)	pts	(6.8)	(0.2)	pts	(296.8)	(8.2)	pts
A&E	-	-	pts	0.4	-	pts	0.4	-	pts
Total segment	$(158.9)	(7.4)	pts	$94.0	2.4	pts	$(64.9)	(5.0)	pts

Variance 2008/2007
Attritional (a)	$(139.0)	0.7	pts	$213.1	5.4	pts	$74.1	6.1	pts
Catastrophes	201.5	5.8	pts	2.7	0.1	pts	204.3	5.9	pts
A&E	-	-	pts	(387.5)	(9.7)	pts	(387.5)	(9.7)	pts
Total segment	$62.5	6.5	pts	$(171.7)	(4.3)	pts	$(109.2)	2.3	pts

(a) Attritional losses exclude catastrophe and A&E losses.
(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE were lower by $64.9 million, or 2.7%, in 2009 compared to 2008.  The absence, in 2009, of any large catastrophe losses as experienced in 2008, reduced the loss ratio 8.0 points, or $290.0 million, period over period.  Partially offsetting the reduction in catastrophe losses was the increase in both current and prior years’ attritional losses.  The $131.1 million increase in current year attritional losses was principally due to the increase in earned premium from 2008 to 2009.  The $100.4 million increase in prior years’ attritional losses was primarily due to increased reserves for exposure related to sub-prime and contractors’ liability.

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

We strengthened our asbestos reserves by $387.5 million in 2007, and had no gross development in 2009 or 2008 as loss activity was in line with expected as per the reserves established at December 31, 2007.

Commission, Brokerage, Taxes and Fees. Commission, brokerage, taxes and fees decreased by $2.4 million, or 0.3%, in 2009 compared to the same period in 2008.  The change in this directly variable expense was influenced by reduction in contingent commissions and changes in the mix of business.

Commission, brokerage, taxes and fees decreased by $31.1 million, or 3.2%, in 2008 compared to 2007.  This directly variable expense was influenced by the decline in net earned premiums, partially offset by higher commission rates on new insurance programs, higher contingent commissions and higher ceding commissions on some reinsurance treaties due to more competitive market conditions, as well as business mix.

Other Underwriting Expenses. Other underwriting expenses were $184.8 million and $162.3 million in 2009 and 2008, respectively.  The increase was primarily due to the increase in staff and staff related expenses as we continue to grow our direct book of business.  In addition, other underwriting expenses include corporate expenses, which are expenses that are not allocated to segments, of $17.6 million and $13.8 million for 2009 and 2008, respectively.

Other underwriting expenses were $162.3 million and $152.6 million in 2008 and 2007, respectively.  The increase was primarily due to higher compensation and benefits expense resulting from increased staff, primarily in the U.S. Insurance segment.  Included in other underwriting expenses were corporate expenses of $13.8 million and $13.1 million in 2008 and 2007, respectively.

Interest, Fees and Bond Issue Cost Amortization Expense. Interest and other expense was $72.1 million and $79.2 million in 2009 and 2008, respectively.  The decrease, period over period, was primarily due to the partial repurchase of our long term subordinated notes in March 2009.

Interest and other expense was $79.2 million and $91.6 million in 2008 and 2007, respectively.  The decrease was primarily due to the acceleration of amortization of the bond issue costs for the junior subordinated debt securities which were retired in November, 2007, with no such expense in 2008.  In addition, the interest reduction on the retired junior subordinated notes was partially offset by the interest on the new long term notes.

Income Tax Expense (Benefit). We had income tax expense of $132.3 million in 2009 compared to an income tax benefit of $64.8 million 2008.  The period over period increases were primarily due to the increase in pre-tax net income in 2009 versus pre-tax net losses in 2008.  We had an income tax expense of $188.7 million in 2007, primarily due to income from operations and net realized gains for the period.  Our income tax is primarily a function of the statutory tax rates and corresponding pre-tax income in the jurisdictions where we operate, coupled with the impact from tax-preferenced investment income.  Variations in our effective tax rate generally result from changes in the relative levels of pre-tax income among jurisdictions with different tax rates.

Net Income (Loss).
Our net income was $807.0 million, in 2009, compared to a net loss of $18.8 million, in 2008.  This increase was primarily driven by smaller after-tax net realized capital losses and fewer catastrophe losses in 2009 compared to 2008.

Our net loss was $18.8 million in 2008 compared to a net income of $839.3 million in 2007.  This decrease was primarily driven by after-tax net realized capital losses and increased catastrophe losses in 2008 compared to after-tax net realized capital gains and fewer catastrophe losses in 2007.

Ratios.
Our combined ratio decreased by 6.0 points to 89.6% in 2009 compared to 95.6% in 2008.   The loss ratio component decreased 5.0 points in 2009 compared to the same period last year, principally due to the significant decrease in catastrophe losses. The commission and brokerage ratio component decreased by 1.4 points in 2009 compared to the same period last year, due to mix of business, while the other underwriting expense ratio component increased by 0.4 points in 2009 compared to the same period last year.

Our combined ratio increased by 4.0 points to 95.6% in 2008 compared to 91.6% in 2007.  The loss ratio component increased 2.3 points in 2008, principally due to the increase in current year catastrophe losses and attritional prior years’ reserve development, partially offset by the absence of development on A&E reserves in 2008.  The commission and brokerage ratio component increased by 1.1 points in 2008 due to the increased commission rates on new insurance programs and higher contingent commissions.  The other underwriting expense ratio component increased by 0.6 points in 2008.

Shareholders’ Equity.
Shareholders’ equity increased by $1,141.4 million to $6,101.7 million at December 31, 2009 from $4,960.4 million at December 31, 2008, principally as a result of $807.0 million of net income, $529.9 million of unrealized appreciation on investments, net of tax, $83.8 million of foreign currency translation adjustments and share-based compensation transactions of $22.5 million, partially offset by 2.4 million common share repurchases for $190.6 million and $116.9 million of shareholder dividends.

Shareholders’ equity decreased by $724.4 million to $4,960.4 million at December 31, 2008 from $5,684.8 million at December 31, 2007, principally as a result of $236.6 million of unrealized depreciation, net of tax, on investments, $193.3 million of foreign currency translation adjustments, the repurchase of 1.6 million common shares for $150.7 million, $118.6 million of shareholder dividends, pension adjustments, net of tax, of $25.2 million and a net loss of $18.8 million, partially offset by share-based compensation transactions of $20.0 million.  The increase in unrealized depreciation was due to the current financial market liquidity crisis that resulted in significantly increased credit spreads and dramatic decreases in corporate and municipal security values.

Consolidated Investment Results

Net Investment Income.
Net investment income decreased 3.2% to $547.8 million in 2009 from $565.9 million in 2008, primarily due to lower yields on new money, partially offset by a decrease in losses from our limited partnership investments that invest in public and non-public securities, both equity and debt.

Net investment income decreased 17.1% to $565.9 million in 2008 from $682.4 million in 2007, primarily due to losses incurred on our limited partnership investments, particularly those that invested in public equity securities, in 2008 compared to limited partnership investment income in 2007.

The following table shows the components of net investment income for the periods indicated.

	Years Ended December 31,
(Dollars in millions)	2009	2008	2007
Fixed maturities	$570.8	$543.4	$496.6
Equity securities	3.6	19.9	24.7
Short-term investments and cash	6.0	52.1	109.1
Other invested assets
Limited partnerships	(19.0)	(42.2)	59.2
Other	0.1	2.3	3.1
Total gross investment income	561.4	575.5	692.7
Interest credited and other expense	(13.6)	(9.6)	(10.3)
Total net investment income	$547.8	$565.9	$682.4
	.
(Some amounts may not reconcile due to rounding.)

The following table shows a comparison of various investment yields for the periods indicated.

	2009	2008	2007
Imbedded pre-tax yield of cash and invested assets at December 31	4.1%	4.5%	4.7%
Imbedded after-tax yield of cash and invested assets at December 31	3.6%	4.0%	3.9%

Annualized pre-tax yield on average cash and invested assets	3.8%	4.0%	4.9%
Annualized after-tax yield on average cash and invested assets	3.5%	3.4%	4.1%

Because of our historical income orientation, we have generally managed our investments to maximize reportable income.  The following table provides a comparison of our total return by asset class relative to broadly accepted industry benchmarks for the periods indicated:

	2009	2008	2007
Fixed income portfolio total return	9.4%	0.3%	5.0%
Barclay's Capital - U.S. aggregate index	5.9%	5.2%	7.0%

Common equity portfolio total return	28.9%	-40.9%	9.2%
S&P 500 index	26.5%	-37.0%	5.5%

Other invested asset portfolio total return	-1.8%	-7.4%	13.5%

The pre-tax equivalent total return for the bond portfolio was approximately 10.1%, 1.0% and 5.7%, respectively, in 2009, 2008 and 2007.  The pre-tax equivalent return adjusts the yield on tax-exempt bonds to the fully taxable equivalent.

Net Realized Capital (Losses) Gains.
The following table presents the composition of our net realized capital (losses) gains for the periods indicated.

	Years Ended December 31,			2009/2008	2008/2007
(Dollars in millions)	2009	2008	2007	Variance	Variance
(Losses) gains from sales:
Fixed maturity securities, market value
Gains	$19.7	$14.5	$2.6	$5.2	$11.9
Losses	(65.4)	(27.2)	(8.5)	(38.2)	(18.7)
Total	(45.7)	(12.6)	(5.9)	(33.1)	(6.7)

Fixed maturity securities, fair value
Gains	0.8	0.1	-	0.7	0.1
Losses	(0.2)	-	-	(0.2)	-
Total	0.7	0.1	-	0.6	0.1

Equity securities, market value
Gains	8.1	-	-	8.1	-
Losses	-	-	-	-	-
Total	8.1	-	-	8.1	-

Equity securities, fair value
Gains	8.4	23.4	45.9	(15.0)	(22.5)
Losses	(0.9)	(254.1)	(22.0)	253.2	(232.1)
Total	7.5	(230.6)	24.0	238.1	(254.6)

Total net realized capital (losses) gains from sales
Gains	37.0	38.0	48.5	(1.0)	(10.5)
Losses	(66.5)	(281.3)	(30.4)	214.8	(250.9)
Total	(29.4)	(243.3)	18.1	213.9	(261.4)

Other-than-temporary impairments:	(13.2)	(176.5)	(8.4)	163.3	(168.1)

Gains (losses) from fair value adjustments:
Fixed maturities, fair value	9.3	1.5	-	7.8	1.5
Equity securities, fair value	30.9	(277.5)	76.6	308.4	(354.1)
Total	40.2	(276.0)	76.6	316.2	(352.6)

Total net realized capital (losses) gains	$(2.3)	$(695.8)	$86.3	$693.5	$(782.1)

(Some amounts may not reconcile due to rounding.)

Net realized capital losses were $2.3 million and $695.8 million in 2009 and 2008, respectively, compared to $86.3 million of net realized capital gains in 2007. In 2009, we recorded $29.3 million of net realized capital losses from sales and $13.2 million in other-than-temporary impairments on our available for sale fixed maturity securities, partially offset by $40.2 million gain in fair value re-measurements. In contrast, in 2008, we recorded $276.0 million in losses due to fair value re-measurements primarily on equity securities as a result of the global financial markets credit crisis, $243.3 million of losses from sales of our equity portfolio and $176.5 million of other-than-temporary impairments on our available for sale fixed maturity securities.  In 2007, net realized capital gains were $76.6 million of fair value re-measurements, net realized capital gains from sales of $18.1 million and other-than-temporary impairments of $8.4 million.

Segment Results.
Through our subsidiaries, we operate in five segments:  U.S. Reinsurance, U.S. Insurance, Specialty Underwriting, International and Bermuda.  The U.S. Reinsurance operation writes property and casualty reinsurance, on both a treaty and facultative basis, through reinsurance brokers, as well as directly with ceding companies within the U.S.  The U.S. Insurance operation writes property and casualty insurance primarily through general agents, brokers and surplus lines brokers within the U.S.  The Specialty Underwriting operation writes A&H, marine, aviation and surety business within the U.S. and worldwide through brokers and directly with ceding companies.  The International operation writes non-U.S. property and casualty reinsurance through Everest Re branches in Canada and Singapore and offices in Miami and New Jersey.  The Bermuda operation provides reinsurance and insurance to worldwide property and casualty markets and reinsurance to life insurers through brokers and directly with ceding companies from its Bermuda office and reinsurance to the United Kingdom and European markets through its UK branch.

These segments are managed independently, but conform with corporate guidelines with respect to pricing, risk management, control of aggregate catastrophe exposures, capital, investments and support operations.  Management generally monitors and evaluates the financial performance of these operating segments based upon their underwriting results.

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

The following discusses the underwriting results for each of our segments for the periods indicated.

U.S. Reinsurance.
The following table presents the underwriting results and ratios for the U.S. Reinsurance segment for the periods indicated.

	Years Ended December 31,			2009/2008		2008/2007
(Dollars in millions)	2009	2008	2007	Variance	% Change	Variance	% Change
Gross written premiums	$1,172.3	$957.9	$1,193.5	$214.4	22.4%	$(235.6)	-19.7%
Net written premiums	1,167.2	948.8	1,183.1	218.4	23.0%	(234.3)	-19.8%

Premiums earned	$1,150.3	$1,050.3	$1,282.9	$100.0	9.5%	$(232.5)	-18.1%
Incurred losses and LAE	574.8	798.2	705.4	(223.4)	-28.0%	92.8	13.1%
Commission and brokerage	272.2	273.3	327.2	(1.2)	-0.4%	(53.9)	-16.5%
Other underwriting expenses	36.2	32.2	33.3	4.0	12.4%	(1.1)	-3.3%
Underwriting gain (loss)	$267.2	$(53.3)	$217.0	$320.6	NM	$(270.3)	-124.6%

					Point Chg		Point Chg
Loss ratio	50.0%	76.0%	55.0%		(26.0)		21.0
Commission and brokerage ratio	23.7%	26.0%	25.5%		(2.3)		0.5
Other underwriting expense ratio	3.1%	3.1%	2.6%		-		0.5
Combined ratio	76.8%	105.1%	83.1%		(28.3)		22.0

(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums increased by 22.4% to $1,172.3 million in 2009 from $957.9 million in 2008, primarily due to $103.9 million (40.0%) increase in U.S. treaty casualty volume, $84.6 million from the new crop hail quota share treaties, a $15.8 million (2.6%) increase in treaty property volume and a $10.5 million (12.0%) increase in facultative volume. Our treaty casualty premiums were higher as we wrote more quota share business as a replacement for more business written on an excess of loss basis.  Net written premiums increased 23.0% to $1,167.2 million in 2009 compared to $948.8 million in 2008, relatively in line with the increase in gross written premiums.  Premiums earned increased 9.5% to $1,150.3 million in 2009 compared to $1,050.3 million in 2008.  The change in premiums earned relative to net written premiums is the result of timing; premiums, for proportionate contracts, are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums decreased by 19.7% to $957.9 million in 2008 from $1,193.5 million in 2007, primarily due to a $104.9 million (14.7%) decrease in treaty property volume, a $71.7 million (21.6%) decrease in treaty casualty volume and a $57.9 million (39.9%) decrease in facultative volume. Property premiums were lower due to increased common account reinsurance protections, particularly on one Florida quota share account and two quota share non-renewals.  Our treaty casualty premium was lower than last year as we reduced this book to a group of core accounts in response to the softer market conditions.  Facultative volume decreased due to ceding companies retaining a greater portion of gross premiums and a marketplace that remains competitive.  Net written premiums decreased 19.8% to $948.8 million in 2008 compared to $1,183.1 million in 2007, primarily due to the decrease in gross written premiums.  Net premiums earned correspondingly decreased 18.1% to $1,050.3 million in 2008 compared to $1,282.9 million in 2007, consistent with the change in net written premiums.

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the U.S. Reinsurance segment for the periods indicated.

	Years Ended December 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2009
Attritional	$550.8	47.9%		$30.6	2.7%		$581.4	50.5%
Catastrophes	-	0.0%		(7.1)	-0.6%		(7.1)	-0.6%
A&E	-	0.0%		0.4	0.0%		0.4	0.0%
Total segment	$550.8	47.9%		$23.9	2.1%		$574.8	50.0%

2008
Attritional	$471.3	44.9%		$52.9	5.0%		$524.2	49.9%
Catastrophes	253.5	24.1%		20.4	1.9%		273.9	26.1%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$724.9	69.0%		$73.3	7.0%		$798.2	76.0%

2007
Attritional	$583.9	45.5%		$(139.9)	-10.9%		$443.9	34.6%
Catastrophes	0.1	0.0%		(5.0)	-0.4%		(4.9)	-0.4%
A&E	-	0.0%		266.4	20.8%		266.4	20.8%
Total segment	$584.0	45.5%		$121.4	9.5%		$705.4	55.0%

Variance 2009/2008
Attritional	$79.5	3.0	pts	$(22.3)	(2.3)	pts	$57.2	0.6	pts
Catastrophes	(253.5)	(24.1)	pts	(27.5)	(2.5)	pts	(281.0)	(26.7)	pts
A&E	-	-	pts	0.4	-	pts	0.4	-	pts
Total segment	$(174.0)	(21.1)	pts	$(49.4)	(4.9)	pts	$(223.4)	(26.0)	pts

Variance 2008/2007
Attritional	$(112.5)	(0.6)	pts	$192.8	15.9	pts	$80.3	15.3	pts
Catastrophes	253.4	24.1	pts	25.4	2.3	pts	278.8	26.5	pts
A&E	-	-	pts	(266.4)	(20.8)	pts	(266.4)	(20.8)	pts
Total segment	$140.9	23.5	pts	$(48.1)	(2.5)	pts	$92.8	21.0	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses were $223.4 million (26.0 points) lower at $574.8 million in 2009 compared to $798.2 million in 2008, primarily as a result of the $281.0 million (26.7 points) decrease in catastrophe losses due to the absence of current year catastrophes in 2009.  The prior years’ reserve development in 2009 primarily relates to sub-prime liability exposures.

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

Segment Expenses.  Commission and brokerage expenses decreased by 0.4% to $272.2 million in 2009 compared to $273.3 million in 2008, primarily due to the change in the mix and type of business written.  Segment other underwriting expenses for 2009 increased to $36.2 million from $32.2 million in for 2008, due to growth in the overall infrastructure.

Commission and brokerage expenses decreased by 16.5% to $273.3 million for 2008 from $327.2 million in 2007, generally in line with the 18.1% decrease in net earned premiums.  Segment other underwriting expenses for 2008 decreased slightly to $32.2 million from $33.3 million for 2007.

U.S. Insurance.
The following table presents the underwriting results and ratios for the U.S. Insurance segment for the periods indicated.

	Years Ended December 31,			2009/2008		2008/2007
(Dollars in millions)	2009	2008	2007	Variance	% Change	Variance	% Change
Gross written premiums	$842.6	$771.8	$885.6	$70.8	9.2%	$(113.8)	-12.9%
Net written premiums	656.2	617.0	744.3	39.2	6.4%	(127.3)	-17.1%

Premiums earned	$671.1	$705.5	$735.9	$(34.4)	-4.9%	$(30.4)	-4.1%
Incurred losses and LAE	538.6	549.9	556.4	(11.2)	-2.0%	(6.5)	-1.2%
Commission and brokerage	124.4	146.7	136.2	(22.3)	-15.2%	10.5	7.7%
Other underwriting expenses	74.6	64.3	58.2	10.3	16.0%	6.1	10.5%
Underwriting loss	$(66.5)	$(55.4)	$(14.9)	$(11.1)	20.1%	$(40.5)	NM

					Point Chg		Point Chg
Loss ratio	80.3%	77.9%	75.6%		2.4		2.3
Commission and brokerage ratio	18.5%	20.8%	18.5%		(2.3)		2.3
Other underwriting expense ratio	11.1%	9.2%	7.9%		1.9		1.3
Combined ratio	109.9%	107.9%	102.0%		2.0		5.9

(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums increased by 9.2% to $842.6 million in 2009 compared to $771.8 million for 2008.  Most of the new premium was derived from our entry into the financial institution D&O and E&O market and additional property insurance written in Florida, where rates to exposure remain attractive.  Net written premiums increased by 6.4% to $656.2 million in 2009 compared to $617.0 million in 2008, as the increase in gross written premiums was partially offset by the increase in ceded written premiums.  Premiums earned decreased 4.9% to $671.1 million in 2009 compared to $705.5 million in 2008.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums decreased by 12.9% to $771.8 million in 2008 compared to $885.6 million in 2007. Conditions for workers’ compensation, contractors and public entity business have gotten increasingly competitive, which reduced the volume of business that met our underwriting and pricing criteria.  A little less than half of the shortfall compared to last year was from the C.V. Starr program, where we lost public entity accounts because we did not match market pricing and terms.  In addition, the $76.3 million of gross written premium we assumed on a new program in 2007 did not recur in 2008.  Net written premiums decreased by 17.1% to $617.0 million in 2008 compared to $744.3 million in 2007.  The decrease in net written premiums was larger than the decline in gross written premiums primarily due to increased reinsurance cessions.  Net premiums earned decreased 4.1% to $705.5 million in 2008 compared to $735.9 million in 2007, as a result of timing.

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the U.S. Insurance segment for the periods indicated.

	Years Ended December 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2009
Attritional	$479.6	71.5%		$59.0	8.8%		$538.6	80.3%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
Total segment	$479.6	71.5%		$59.0	8.8%		$538.6	80.3%

2008
Attritional	$481.0	68.2%		$69.1	9.8%		$550.1	78.0%
Catastrophes	-	0.0%		(0.3)	0.0%		(0.3)	0.0%
Total segment	$481.0	68.2%		$68.8	9.8%		$549.9	77.9%

2007
Attritional	$518.5	70.5%		$38.3	5.2%		$556.8	75.7%
Catastrophes	-	0.0%		(0.4)	-0.1%		(0.4)	-0.1%
Total segment	$518.5	70.5%		$37.9	5.1%		$556.4	75.6%

Variance 2009/2008
Attritional	$(1.4)	3.3	pts	$(10.1)	(1.0)	pts	$(11.5)	2.3	pts
Catastrophes	-	-	pts	0.3	-	pts	0.3	-	pts
Total segment	$(1.4)	3.3	pts	$(9.8)	(1.0)	pts	$(11.2)	2.4	pts

Variance 2008/2007
Attritional	$(37.5)	(2.3)	pts	$30.8	4.6	pts	$(6.7)	2.3	pts
Catastrophes	-	-	pts	0.2	-	pts	0.2	-	pts
Total segment	$(37.5)	(2.3)	pts	$31.0	4.7	pts	$(6.5)	2.3	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased by 2.0% to $538.6 million in 2009 compared to $549.9 million in 2008.  This decrease was due to the decrease in net earned premiums, partially offset by the increase in the loss ratio, period over period.  Prior years’ attritional losses were $10.1 million less unfavorable in 2009 compared to 2008.  The 2009 unfavorable development of $59.0 million was primarily the result of reserve strengthening on contractors’ liability programs, package policy business and workers’ compensation business.  The 2008 unfavorable development of $69.1 million was primarily the result of $85.3 million reserve strengthening for an auto loan credit insurance program, partially offset by $16.2 million in favorable prior years’ reserve development.

Incurred losses and LAE decreased by 1.2% to $549.9 million in 2008 compared to $556.4 million in 2007 driven by the 4.1% decrease in net earned premium and a 2.3 point reduction in the current year loss ratio.  In 2008, we strengthened reserves for an auto loan credit insurance program by $85.3 million as the deterioration in general economic conditions adversely impacted loan performance resulting in unforeseen increases in loan default rates and claim amounts.  We had strengthened the reserves for this program by $64.7 million in 2007.  We commuted our remaining liability on this program with the largest policyholder representing approximately one third of the remaining loss exposure.  Given the magnitude of our current reserves, the maturity of the remaining insured portfolio and the reduced principal exposure, we believe future loss development, if any, related to this program will not be material.  Other than as related to this run-off program, the segment experienced favorable reserve development in both 2008 and 2007.

Segment Expenses. Commission and brokerage decreased by 15.2% to $124.4 million in 2009 compared to $146.7 million in 2008.  The decrease was primarily due to the change in the mix of business written and the reinsurance purchased on the business written.  Segment other underwriting expenses in 2009 increased to $74.6 million compared to $64.3 million in 2008. The increase was primarily due to increased costs associated with the expanded infrastructure.

Commission and brokerage increased by 7.7% to $146.7 million in 2008 compared to $136.2 million in 2007, principally due to higher commissions on two new programs.  Segment other underwriting expenses in 2008 increased to $64.3 million compared to $58.2 million in 2007, primarily due to increased compensation costs associated with increased staff.

Specialty Underwriting.
The following table presents the underwriting results and ratios for the Specialty Underwriting segment for the periods indicated.

	Years Ended December 31,			2009/2008		2008/2007
(Dollars in millions)	2009	2008	2007	Variance	% Change	Variance	% Change
Gross written premiums	$234.8	$260.4	$270.1	$(25.6)	-9.8%	$(9.7)	-3.6%
Net written premiums	230.0	254.2	263.8	(24.3)	-9.5%	(9.6)	-3.6%

Premiums earned	$234.5	$251.8	$262.0	$(17.2)	-6.8%	$(10.2)	-3.9%
Incurred losses and LAE	163.4	165.9	173.3	(2.5)	-1.5%	(7.4)	-4.3%
Commission and brokerage	72.6	70.8	68.5	1.7	2.5%	2.3	3.4%
Other underwriting expenses	8.7	8.1	8.5	0.7	8.2%	(0.4)	-4.8%
Underwriting (loss) gain	$(10.1)	$7.0	$11.7	$(17.2)	-244.1%	$(4.7)	-40.0%

					Point Chg		Point Chg
Loss ratio	69.7%	65.9%	66.1%		3.8		(0.2)
Commission and brokerage ratio	30.9%	28.1%	26.2%		2.8		1.9
Other underwriting expense ratio	3.7%	3.2%	3.2%		0.5		-
Combined ratio	104.3%	97.2%	95.5%		7.1		1.7

(Some amounts may not reconcile due to rounding.)
Premiums. Gross written premiums decreased by 9.8% to $234.8 million in 2009 compared to $260.4 million for 2008, primarily due to a $33.7 million decrease in marine premiums and a $5.9 million decrease in surety premiums, partially offset by a $10.0 million increase in aviation premiums and a $2.7 million increase in A&H premiums.  Net written premiums decreased 9.5% to $230.0 million in 2009 compared to $254.2 million in 2008, in line with the decrease in gross writings.  Premiums earned decreased 6.8% to $234.5 million in 2009 compared to $251.8 million in 2008.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums decreased by 3.6% to $260.4 million in 2008 compared to $270.1 million in 2007.  Aviation premiums decreased by $16.9 million (58.9%) owing to very competitive market conditions.  A&H premiums decreased by $15.4 million (16.1%) largely due to decreased premiums under certain quota share contracts where the ceding companies have culled their books to improve their loss experience.  Marine premiums increased by $19.8 million (19.8%) due to higher premiums on our quota share covers and improved rates across the book.  Surety premiums increased by $2.8 million or 6.1%.  Net written premiums decreased 3.6% to $254.2 million in 2008 compared to $263.8 million in 2007, as a result of the decrease in gross written premiums.  Net premiums earned decreased 3.9% to $251.8 million in 2008 compared to $262.0 million in 2007, in line with the change in net written premiums.

Incurred Losses and LAE.  The following table presents the incurred losses and LAE for the Specialty Underwriting segment for the periods indicated.

	Years Ended December 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2009
Attritional	$160.0	68.2%		$(3.6)	-1.5%		$156.4	66.7%
Catastrophes	-	0.0%		7.0	3.0%		7.0	3.0%
Total segment	$160.0	68.2%		$3.4	1.4%		$163.4	69.7%

2008
Attritional	$150.8	59.9%		$(7.5)	-3.0%		$143.3	56.9%
Catastrophes	17.5	7.0%		5.1	2.0%		22.6	9.0%
Total segment	$168.3	66.9%		$(2.5)	-1.0%		$165.9	65.9%

2007
Attritional	$146.2	55.8%		$3.3	1.2%		$149.4	57.0%
Catastrophes	0.4	0.2%		23.5	9.0%		23.9	9.1%
Total segment	$146.6	55.9%		$26.7	10.2%		$173.3	66.1%

Variance 2009/2008
Attritional	$9.2	8.3	pts	$3.9	1.5	pts	$13.1	9.8	pts
Catastrophes	(17.5)	(7.0)	pts	1.9	1.0	pts	(15.6)	(6.0)	pts
Total segment	$(8.3)	1.3	pts	$5.8	2.4	pts	$(2.5)	3.8	pts

Variance 2008/2007
Attritional	$4.7	4.1	pts	$(10.8)	(4.2)	pts	$(6.1)	(0.1)	pts
Catastrophes	17.1	6.8	pts	(18.4)	(6.9)	pts	(1.3)	(0.1)	pts
Total segment	$21.8	11.0	pts	$(29.2)	(11.2)	pts	$(7.4)	(0.2)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased by 1.5% to $163.4 million for 2009 compared to $165.9 million in 2008, primarily as a result of a decrease in catastrophe losses on the marine book of business, period over period.  Partially offsetting this decrease were the proportionally higher current year attritional losses on the marine business in addition to less favorable reserve development on prior years’ attritional losses on most of the Specialty Underwriting lines.

Incurred losses and LAE decreased by 4.3% to $165.9 million in 2008 compared to $173.3 million in 2007, as both attritional losses and catastrophe losses were similar for the two periods.  The bulk of the 2008 catastrophe losses emanated from Hurricanes Gustav and Ike, while the 2007 losses were primarily caused by late reported marine losses from Hurricane Rita.

Segment Expenses. Commission and brokerage increased 2.5% to $72.6 million in 2009 compared to $70.8 million in 2008 as commissions increased on the A&H business.  Segment other underwriting expenses for 2009 increased slightly to $8.7 million compared to $8.1 million for 2008.

Commission and brokerage increased 3.4% to $70.8 million in 2008 compared to $68.5 million in 2007 due primarily to the combined impacts of an increase in proportional premiums written, which generate higher ceding commissions, on the marine business and an increase in contingent commission on the aviation business.  Segment other underwriting expenses decreased slightly to $8.1 million in 2008 as compared to $8.5 million in 2008.

International.
The following table presents the underwriting results and ratios for the International segment for the periods indicated.

	Years Ended December 31,			2009/2008		2008/2007
(Dollars in millions)	2009	2008	2007	Variance	% Change	Variance	% Change
Gross written premiums	$1,084.5	$904.7	$805.9	$179.8	19.9%	$98.8	12.3%
Net written premiums	1,081.3	902.1	806.0	179.2	19.9%	96.2	11.9%

Premiums earned	$1,053.5	$885.5	$803.8	$168.1	19.0%	$81.6	10.2%
Incurred losses and LAE	613.3	504.8	501.9	108.4	21.5%	2.9	0.6%
Commission and brokerage	267.1	230.9	199.5	36.2	15.7%	31.5	15.8%
Other underwriting expenses	23.1	19.8	18.6	3.3	16.7%	1.1	6.2%
Underwriting gain	$150.1	$129.9	$83.8	$20.1	15.5%	$46.1	55.0%

					Point Chg		Point Chg
Loss ratio	58.2%	57.0%	62.4%		1.2		(5.4)
Commission and brokerage ratio	25.4%	26.1%	24.8%		(0.7)		1.3
Other underwriting expense ratio	2.2%	2.2%	2.4%		-		(0.2)
Combined ratio	85.8%	85.3%	89.6%		0.5		(4.3)

(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums increased by 19.9% to $1,084.5 million in 2009 compared to $904.7 million in 2008.  As a result of our strong financial strength ratings, we continue to see increased participations on treaties in most regions, new business writings and preferential signings, including preferential terms and conditions.  In addition, rates, in some markets, also contributed to the increased written premiums.  Premiums written through the Brazil, Miami and New Jersey offices increased by $122.9 million (21.3%), the Asian branch increased by $32.4 million (17.1%) and the Canadian branch premiums increased by $24.5 million (17.7%).  Net written premiums increased by 19.9% to $1,081.3 million in 2009 compared to $902.1 million in 2008, principally as a result of the increase in gross written premiums.  Premiums earned increased 19.0% to $1,053.5 million in 2009 compared to $885.5 million in 2008, consistent with the increase in net written premiums.

Gross written premiums increased by 12.3% to $904.7 million in 2008 compared to $805.9 million in 2007.  Due to the strong financial strength ratings in 2008, we obtained increased participations on treaties in most regions.  As well, we benefited from new business writings as some insurers sought to increase the financial strength ratings of their reinsurance panels.  In addition, we obtained some preferential signings including preferential terms and conditions, and benefited from higher rates in some markets.  Premiums written through the Miami and New Jersey offices increased by $106.0 million (22.5%); the Asian branch increased by $24.2 million (14.6%), while premiums for the Canadian branch decreased by $31.8 million (18.7%).  Net written premiums increased by 11.9% to $902.1 million in 2008 compared to $806.0 million in 2007, principally as a result of the increase in gross written premiums.  Net premiums earned increased 10.2% to $885.5 million in 2008 compared to $803.8 million in 2007, generally consistent with the increase in net written premiums.

Incurred Losses and LAE.  The following table presents the incurred losses and LAE for the International segment for the periods indicated.

	Years Ended December 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2009
Attritional	$546.7	51.9%		$19.4	1.8%		$566.0	53.7%
Catastrophes	43.4	4.1%		3.8	0.4%		47.2	4.5%
Total segment	$590.1	56.0%		$23.2	2.2%		$613.3	58.2%

2008
Attritional	$501.4	56.6%		$(33.5)	-3.8%		$467.9	52.8%
Catastrophes	43.5	4.9%		(6.7)	-0.8%		36.9	4.2%
Total segment	$544.9	61.5%		$(40.1)	-4.5%		$504.8	57.0%

2007
Attritional	$435.6	54.2%		$(10.9)	-1.4%		$424.7	52.8%
Catastrophes	75.4	9.4%		1.8	0.2%		77.2	9.6%
Total segment	$511.0	63.6%		$(9.1)	-1.1%		$501.9	62.4%

Variance 2009/2008
Attritional	$45.3	(4.7)	pts	$52.8	5.6	pts	$98.1	0.9	pts
Catastrophes	(0.1)	(0.8)	pts	10.5	1.2	pts	10.3	0.3	pts
Total segment	$45.2	(5.5)	pts	$63.3	6.7	pts	$108.4	1.2	pts

Variance 2008/2007
Attritional	$65.8	2.4	pts	$(22.5)	(2.4)	pts	$43.3	-	pts
Catastrophes	(31.9)	(4.5)	pts	(8.4)	(1.0)	pts	(40.4)	(5.5)	pts
Total segment	$33.9	(2.1)	pts	$(31.0)	(3.4)	pts	$2.9	(5.4)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased 21.5% to $613.3 million in 2009 compared to $504.8 million in 2008.  The increase was primarily due to reserve strengthening of prior years’ non-catastrophe attritional losses in 2009 of $19.4 million compared to 2008’s favorable prior years’ non-catastrophe attritional development of $33.5 million.  Current year attritional losses were higher primarily due to the increase in earned premiums.  Current year catastrophe losses were flat year over year.

Incurred losses and LAE increased slightly 0.6% to $504.8 million in 2008 compared to $501.9 million in 2007.  The segment loss ratio decreased by 5.4 points in 2008 compared to 2007 due to lower current year catastrophe losses in 2008 compared to 2007.  The 2008 current year catastrophe losses included a large snowstorm in China and Hurricanes Gustav and Ike.  In addition, increased favorable development on prior years’ reserves period over period contributed to the lower loss ratio.

Segment Expenses. Commission and brokerage increased 15.7% to $267.1 million in 2009 compared to $230.9 million in 2008.  The increase was primarily due to the growth in premiums earned in conjunction with the blend of business mix.  Segment other underwriting expenses in 2009 increased to $23.1 million compared to $19.8 million in 2008, consistent with growth in business.

Commission and brokerage increased 15.8% to $230.9 million for 2008 from $199.5 million in 2007.  The increase was principally due to the growth in premiums earned.  In addition, the commission and brokerage ratio increased largely due to increased contingent commissions emanating from the profitable results. Segment other underwriting expenses in 2008 increased to $19.8 million compared to $18.6 million in 2007.

Bermuda.
The following table presents the underwriting results and ratios for the Bermuda segment for the periods indicated.

	Years Ended December 31,			2009/2008		2008/2007
(Dollars in millions)	2009	2008	2007	Variance	% Change	Variance	% Change
Gross written premiums	$794.8	$783.4	$922.5	$11.5	1.5%	$(139.1)	-15.1%
Net written premiums	795.1	783.1	922.3	12.0	1.5%	(139.2)	-15.1%

Premiums earned	$784.6	$801.2	$912.9	$(16.6)	-2.1%	$(111.7)	-12.2%
Incurred losses and LAE	484.0	420.3	611.2	63.8	15.2%	(190.9)	-31.2%
Commission and brokerage	192.1	208.9	230.4	(16.8)	-8.0%	(21.5)	-9.3%
Other underwriting expenses	24.6	24.2	20.9	0.4	1.5%	3.3	15.6%
Underwriting gain	$83.9	$147.8	$50.4	$(64.0)	-43.3%	$97.5	193.4%

					Point Chg		Point Chg
Loss ratio	61.7%	52.5%	67.0%		9.2		(14.5)
Commission and brokerage ratio	24.5%	26.1%	25.2%		(1.6)		0.9
Other underwriting expense ratio	3.1%	2.9%	2.3%		0.2		0.6
Combined ratio	89.3%	81.5%	94.5%		7.8		(13.0)

(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums increased 1.5% to $794.8 million in 2009 compared to $783.4 million in 2008.  The Bermuda home office gross written premium increased $33.0 million, or 12.8%.  Premiums written out of the UK branch decreased $21.3 million, or 4.1%, as a result of the change in foreign exchange rates period over period.  Excluding the impact of the foreign exchange, the branch premiums were up approximately 15.7%.  Net written premiums also increased 1.5% to $795.1 million in 2009 compared to $783.1 million in 2008.  Premiums earned decreased 2.1% to $784.6 million in 2009 compared to $801.2 million in 2008.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums decreased 15.1% to $783.4 million in 2008 compared to $922.5 million in 2007. The Bermuda home office premiums decreased in 2008 compared to 2007 by $69.7 million, principally due to a discontinued account and conversion of a large casualty quota share to excess of loss coverage.  The U.K. branch premiums also decreased by $69.1 million due to the non-renewal of two casualty proportional contracts.  Net written premiums decreased 15.1% to $783.1 million in 2008 compared to $922.3 million in 2007. Premiums earned decreased 12.2% to $801.2 million in 2008 compared to $912.9 million in 2007, commensurate with the decrease in gross written premiums.

Incurred Losses and LAE.  The following table presents the incurred losses and LAE for the Bermuda segment for the periods indicated.

	Years Ended December 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2009
Attritional	$444.3	56.6%		$19.4	2.5%		$463.7	59.1%
Catastrophes	20.4	2.6%		(0.1)	0.0%		20.3	2.6%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$464.7	59.2%		$19.4	2.5%		$484.0	61.7%

2008
Attritional	$445.7	55.6%		$(56.6)	-7.1%		$389.1	48.6%
Catastrophes	39.3	4.9%		(8.1)	-1.0%		31.2	3.9%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$485.0	60.5%		$(64.7)	-8.1%		$420.3	52.5%

2007
Attritional	$505.2	55.3%		$(79.4)	-8.7%		$425.8	46.6%
Catastrophes	76.3	8.4%		(12.1)	-1.3%		64.2	7.0%
A&E	-	0.0%		121.2	13.3%		121.2	13.3%
Total segment	$581.6	63.7%		$29.6	3.2%		$611.2	67.0%

Variance 2009/2008
Attritional	$(1.4)	1.0	pts	$76.0	9.6	pts	$74.6	10.5	pts
Catastrophes	(18.9)	(2.3)	pts	8.0	1.0	pts	(10.8)	(1.3)	pts
A&E	-	-	pts	-	-	pts	-	-	pts
Total segment	$(20.3)	(1.3)	pts	$84.1	10.6	pts	$63.8	9.2	pts

Variance 2008/2007
Attritional	$(59.5)	0.3	pts	$22.8	1.6	pts	$(36.7)	1.9	pts
Catastrophes	(37.1)	(3.5)	pts	4.0	0.3	pts	(33.1)	(3.2)	pts
A&E	-	-	pts	(121.2)	(13.3)	pts	(121.2)	(13.3)	pts
Total segment	$(96.6)	(3.2)	pts	$(94.3)	(11.3)	pts	$(190.9)	(14.5)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased 15.2% to $484.0 million in 2009 compared to $420.3 million in 2008.  The increase was primarily due to the change in prior years’ attritional reserve development to unfavorable development of $19.4 million in 2009 from favorable development of $56.6 million in 2008, principally generated by the UK branch business.  A portion of this change, $39.3 million, is strengthening of reserves on our sub-prime exposure.  Partially offsetting the increase was a $10.8 million reduction in catastrophes, period over period.

Incurred losses and LAE decreased 31.2% to $420.3 million in 2008 compared to $611.2 million in 2007.  The principal driver of the decrease was the absence of development on A&E loss reserves in 2008, which reduced the segment loss ratio by 13.3 points.

Segment Expenses. Commission and brokerage decreased 8.0% to $192.1 million in 2009 as compared to $208.9 million in 2008.  The variance was principally the result of lower earned premiums and changes in the mix of business.  Segment other underwriting expenses in 2009 increased slightly to $24.6 million compared to $24.2 million in 2008.

Commission and brokerage decreased 9.3% to $208.9 million in 2008 as compared to $230.4 million in 2007, principally the result of a decline in premiums earned and the change in the mix of business.  Segment other underwriting expenses in 2008 increased to $24.2 million compared to $20.9 million in 2007, primarily due to a general increase in operations to support the business.

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

It is more difficult to accurately estimate loss reserves for reinsurance liabilities than for insurance liabilities.  At December 31, 2009, we had reinsurance reserves of $6,754.8 million and insurance loss reserves of $2,183.1 million, of which $502.6 million and $136.1 million, respectively, were loss reserves for A&E liabilities.  A detailed discussion of additional considerations related to A&E exposures follows later in this section.

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

We have direct relationships with Mt. McKinley policyholders and we attempt to uphold our contractual rights and assert valid defenses to coverage where appropriate.  The uncertainties inherent in asbestos coverage and bankruptcy litigations have provided us the opportunity to engage in settlement negotiations with a number of policyholders who have potentially significant asbestos liabilities. Those discussions are aimed at achieving reasonable negotiated settlements that limit Mt. McKinley’s liability to a given policyholder to a sum certain.  Because of the risks and uncertainties inherent in litigation, we cannot be certain that this approach will lead to a negotiated settlement in the range expected by us in each or every instance.  Between 2004 and 2009, we concluded settlements or reached agreement in principle with 22 of our high profile policyholders.  We continue the approach of attempting to negotiate with such policyholders that may have significant asbestos liabilities, in part because their exposures have developed to the point where we and the policyholder have sufficient information to be motivated to settle.  We believe that this active approach will ultimately result in a more cost-effective liquidation of Mt. McKinley’s liabilities than a passive approach, although it may also introduce additional variability in Mt. McKinley’s losses and cash flows as reserves are adjusted to reflect the developments in litigation, negotiations and, ultimately, potential settlements.

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

Reinsurance Receivables.  We have purchased reinsurance to reduce our exposure to adverse claim experience, large claims and catastrophic loss occurrences.  Our ceded reinsurance provides for recovery from reinsurers of a portion of losses and loss expenses under certain circumstances.  Such reinsurance does not relieve us of our obligation to our policyholders.  In the event our reinsurers are unable to meet their obligations under these agreements or are able to successfully challenge losses ceded by us under the contracts, we will not be able to realize the full value of the reinsurance receivable balance.  To minimize exposure from uncollectible reinsurance receivables, we have a reinsurance security committee that evaluates the financial strength of each reinsurer prior to our entering into a reinsurance arrangement.  In some cases, we may hold full or partial collateral for the receivable, including letters of credit, trust assets and cash.  Additionally, creditworthy foreign reinsurers of business written in the U.S. are generally required to secure their obligations.  We have established reserves for uncollectible balances based on our assessment of the collectibility of the outstanding balances. As of December 31, 2009 and 2008, the reserve for uncollectible balances was $51.6 million and $247.9 million, respectively.  Actual uncollectible amounts may vary, perhaps substantially, from such reserves, impacting income in the period in which the change in reserves is made. See also ITEM 8, “Financial Statements and Supplementary Data” -  Note 13 of Notes to the Consolidated Financial Statements and “Financial Condition – Reinsurance Receivables” below.

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

The following table displays the estimated components of earned but not reported premiums by segment for the periods indicated.

	At December 31,
(Dollars in millions)	2009	2008	2007
U.S. Reinsurance	$308.4	$289.2	$405.3
U.S. Insurance	12.1	13.9	13.7
Specialty Underwriting	64.9	82.2	82.8
International	216.7	181.0	178.5
Bermuda	187.3	185.1	202.2
Total	$789.5	$751.3	$882.5

(Some amounts may not reconcile due to rounding.)

Investment Valuation.  Our fixed income investments are classified for accounting purposes as available for sale and are carried at market value or fair value in our consolidated balance sheets.  Our equity securities are also held as available for sale and are carried at market or fair value.  Most securities we own are traded on national exchanges where market values are readily available.  Some of our commercial mortgage-backed securities (“CMBS”) are valued using cash flow models and risk-adjusted discount rates.  We hold some privately placed securities, less than 0.2% of the portfolio, that are either valued by brokers or an investment advisor.  At December 31, 2009 and 2008, our investment portfolio included $504.3 million and $644.8 million, respectively, of limited partnership investments whose values are reported pursuant to the equity method of accounting.  We carry these investments at values provided by the managements of the limited partnerships and due to inherent reporting lags, the carrying values are based on values with “as of” dates from one month to one quarter prior to our financial statement date.

At December 31, 2009, we had net unrealized gains, net of tax, of $309.3 million compared to net unrealized losses, net of tax, of $163.4 million at December 31, 2008.  Gains and losses from market fluctuations for investments held at market value are reflected as comprehensive income in the consolidated balance sheets.  Gains and losses from market fluctuations for investments held at fair value are reflected as net realized capital gains and losses in the consolidated statements of operations and comprehensive income (loss) in accordance with FASB guidance.  Market value declines for the fixed income portfolio, which are considered credit other-than-temporary impairments, are reflected in our consolidated statements of operations and comprehensive income (loss), as realized capital losses.  We consider many factors when determining whether a market value decline is other-than-temporary, including:  (1) we have no intent to sell and, more likely than not, will not be required to sell prior to recovery, (2) the length of time the market value has been below book value, (3) the credit strength of the issuer, (4) the issuer’s market sector, (5) the length of time to maturity and (6) for asset-backed securities, increases in prepayments, credit enhancements and underlying default rates.  If management’s assessments change in the future, we may ultimately record a realized loss after management originally concluded that the decline in value was temporary.  See also ITEM 8, “Financial Statements and Supplementary Data” - Note 1 of Notes to the Consolidated Financial Statements.

FINANCIAL CONDITION

Cash and Invested Assets.  Aggregate invested assets, including cash and short-term investments, were $14,918.8 million at December 31, 2009, an increase of $1,204.5 million compared to $13,714.3 million at December 31, 2008.  This increase was primarily the result of $784.7 million of cash flows from operations, $636.7 million of unrealized appreciation and $211.6 million in foreign exchange gains on our portfolio securities, partially offset by the repurchase of common shares of $190.6 million, $116.9 million paid out in dividends to shareholders and $83.0 million in debt repurchase.

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

Over the past few years, we have allocated our equity investment portfolio to include:  1) publicly traded equity securities and 2) private equity limited partnership investments.  The objective of this portfolio diversification is to enhance the risk-adjusted total return of the investment portfolio by allocating a prudent portion of the portfolio to higher return asset classes.  We limit our allocation to these asset classes because of 1) the potential for volatility in their values and 2) the impact of these investments on regulatory and rating agency capital adequacy models.  We adjust our allocation to these investments based upon market conditions.  As a result of the dramatic slowdown in the global economy and the liquidity crisis affecting the financial markets, we significantly reduced our exposure to public equities during the fourth quarter of 2008 and have increased our exposure to equities in the latter part of 2009 as financial markets improved.  At December 31, 2009, the market value of investments in equity and limited partnership securities, carried at both market and fair value, approximated 15% of shareholders’ equity, a decrease of 1 point from 16% of shareholders’ equity at December 31, 2008.

The Company’s limited partnership investments are comprised of limited partnerships that invest in public equities and limited partnerships that invest in private equities.  Generally, the public equity limited partnerships are reported on a one month lag while the private equity partnerships are included in the financials on a quarter lag.  All of the limited partnerships are required to report using fair value accounting in accordance with FASB guidance.  We receive annual audited financial statements for all of the limited partnerships and for the quarterly reports; the Company staff performs reviews of the financial reports for any unusual changes in carrying value.  If the Company becomes aware of a significant decline in value during the lag reporting period, the loss will be recorded in the period in which the Company identifies the decline.

The tables below summarize the composition and characteristics of our investment portfolio as of the dates indicated.

	At December 31,
	2009		2008
Fixed maturities, market value	$13,005.9	87.2%	$10,759.6	78.5%
Fixed maturities, fair value	50.5	0.3%	43.1	0.3%
Equity securities, market value	16.3	0.1%	16.9	0.1%
Equity securities, fair value	380.0	2.5%	119.8	0.9%
Short-term investments	673.1	4.5%	1,889.8	13.8%
Other invested assets	545.3	3.7%	679.4	4.9%
Cash	247.6	1.7%	205.7	1.5%
Total investments and cash	$14,918.8	100.0%	$13,714.3	100.0%

(Some amounts may not reconcile due to rounding.)

	At December 31,
	2009	2008
Fixed income portfolio duration (years)	3.8	4.1
Fixed income composite credit quality	Aa2	Aa2
Imbedded end of period yield, pre-tax	4.1%	4.5%
Imbedded end of period yield, after-tax	3.6%	4.0%

The following table provides a comparison of our total return by asset class relative to broadly accepted industry benchmarks for the periods indicated.

	2009	2008	2007
Fixed income portfolio total return	9.4%	0.3%	5.0%
Barclay's Capital - U.S. aggregate index	5.9%	5.2%	7.0%

Common equity portfolio total return	28.9%	-40.9%	9.2%
S&P 500 index	26.5%	-37.0%	5.5%

Other invested asset portfolio total return	-1.8%	-7.4%	13.5%

The pre-tax equivalent total return for the bond portfolio was approximately 10.1%, 1.0% and 5.7%, respectively, for 2009, 2008 and 2007.  The pre-tax equivalent return adjusts the yield on tax-exempt bonds to the fully taxable equivalent.

Reinsurance Receivables.  Reinsurance receivables for both paid and unpaid losses totaled $636.4 million and $657.2 million at December 31, 2009 and 2008, respectively.  At December 31, 2009, $131.4 million, or 20.6%, was receivable from Transatlantic; $100.0 million, or 15.7%, was receivable from Continental; $87.6 million, or 13.8% was receivable from C.V. Starr; $53.4 million, or 8.4%, was receivable from Munich Re; $49.1 million, or 7.7%, was receivable from Berkley and $32.9 million, or 5.2%, was receivable from ACE.  The receivable from Continental is collateralized by a funds held arrangement under which we have retained the premiums earned by the retrocessionaire to secure obligations of the retrocessionaire, recorded them as a liability, credited interest on the balances at a stated contractual rate and reduced the liability account as payments become due.  In addition, $31.9 million was receivable from Founders, for which the Company has recorded a full provision for uncollectibility.  No other retrocessionaire accounted for more than 5% of our receivables.

Loss and LAE Reserves.   Gross loss and LAE reserves totaled $8,937.9 million at December 31, 2009 and $8,840.7 million at December 31, 2008.

The following tables summarize gross outstanding loss and LAE reserves by segment, classified by case reserves and IBNR reserves, for the periods indicated.

	At December 31, 2009
	Case	IBNR	Total	% of
(Dollars in millions)	Reserves	Reserves	Reserves	Total
U.S. Reinsurance	$1,382.0	$1,652.3	$3,034.3	34.0%
U.S. Insurance	716.2	1,157.1	1,873.4	21.0%
Specialty Underwriting	238.5	175.8	414.4	4.6%
International	752.1	545.7	1,297.7	14.5%
Bermuda	718.8	960.5	1,679.4	18.8%
Total excluding A&E	3,807.7	4,491.5	8,299.2	92.9%
A&E	354.7	283.9	638.7	7.1%
Total including A&E	$4,162.4	$4,775.4	$8,937.9	100.0%

(Some amounts may not reconcile due to rounding.)

	At December 31, 2008
	Case	IBNR	Total	% of
(Dollars in millions)	Reserves	Reserves	Reserves	Total
U.S. Reinsurance	$1,384.7	$1,884.1	$3,268.8	37.0%
U.S. Insurance	589.1	1,217.8	1,806.9	20.4%
Specialty Underwriting	260.8	163.4	424.2	4.8%
International	664.3	427.3	1,091.6	12.3%
Bermuda	634.9	827.4	1,462.3	16.5%
Total excluding A&E	3,533.7	4,520.1	8,053.8	91.1%
A&E	434.5	352.3	786.8	8.9%
Total including A&E	$3,968.2	$4,872.4	$8,840.7	100.0%

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

The following table below represents the reserve levels and ranges for each of our business segments for the period indicated.

	Outstanding Reserves and Ranges By Segment (1)
	At December 31, 2009
	As	Low	Low	High	High
(Dollars in millions)	Reported	Range % (2)	Range (2)	Range % (2)	Range (2)
Gross Reserves By Segment
U.S. Reinsurance	$3,034.3	-14.2%	$2,603.2	14.2%	$3,465.5
U.S. Insurance	1,873.4	-21.5%	1,471.1	21.5%	2,275.6
Specialty Underwriting	414.4	-15.6%	349.8	15.6%	478.9
International	1,297.7	-10.6%	1,160.2	10.6%	1,435.2
Bermuda	1,679.4	-8.5%	1,535.8	8.5%	1,822.9
Total Gross Reserves
(excluding A&E)	8,299.2	-10.7%	7,411.6	10.7%	9,186.8
A&E (All Segments)	638.7	-13.7%	551.2	13.7%	726.2
Total Gross Reserves	$8,937.9	-10.4%	8,005.4	10.4%	9,870.3

(Some amounts may not reconcile due to rounding.)
______________________________________

(1)	There can be no assurance that reserves will not ultimately exceed the indicated ranges requiring additional income statement expense.
(2)	Although totals are displayed for both the low and high range amounts, it should be noted that statistically the range of the total is not equal to the sum of the ranges of the segments.

Depending on the specific segment, the range derived for the loss reserves, excluding reserves for A&E exposures, ranges from minus 8.5% to minus 21.5% for the low range and from plus 8.5% to plus 21.5% for the high range.  Both the higher and lower ranges are associated with the U.S. Insurance segment.  The size of the range is dependent upon the level of confidence associated with the outcome.  Within each range, our best estimate of loss reserves is based upon the point estimate derived by our actuaries in detailed reserve studies.  Such ranges are necessarily subjective due to the lack of generally accepted actuarial standards with respect to their development.  For the above presentation, we have assumed what we believe is a reasonable confidence level but note that there can be no assurance that our claim obligations will not vary outside of these ranges.

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

	At December 31,
(Dollars in millions)	2009	2008	2007
Gross Basis:
Beginning of period reserves	$786.8	$922.8	$650.1
Incurred losses and LAE:
Reported losses	53.4	130.7	70.8
Change in IBNR	(53.4)	(130.7)	334.2
Total incurred losses and LAE	-	-	405.0
Paid losses	(148.2)	(136.0)	(132.3)
End of period reserves	$638.7	$786.8	$922.8

Net Basis:
Beginning of period reserves	$749.1	$827.4	$511.4
Incurred losses and LAE:
Reported losses	64.4	120.0	69.9
Change in IBNR	(63.9)	(120.0)	317.6
Total incurred losses and LAE	0.4	-	387.5
Paid losses	(136.4)	(78.3)	(71.6)
End of period reserves	$613.1	$749.1	$827.4

(Some amounts may not reconcile due to rounding.)

At December 31, 2009, the gross reserves for A&E losses were comprised of $141.5 million representing case reserves reported by ceding companies, $150.2 million representing additional case reserves established by us on assumed reinsurance claims, $63.0 million representing case reserves established by us on direct excess insurance claims, including Mt. McKinley, and $283.9 million representing IBNR reserves.

With respect to asbestos only, at December 31, 2009, we had gross asbestos loss reserves of $608.8 million, or 95.3%, of total A&E reserves, of which $477.9 million was for assumed business and $130.9 million was for direct business.

The following tables summarize reserve and claim activity on a gross and net of ceded reinsurance basis for our reinsurance and direct asbestos exposures.

Asbestos - Reinsurance	At December 31,
(Dollars in millions)	2009	2008	2007
Gross Basis:
Beginning of period reserves	$533.2	$585.3	$320.5
Incurred losses and LAE:
Reported losses	45.4	71.3	39.2
Change in IBNR	(45.4)	(71.3)	265.8
Total incurred losses and LAE	-	-	305.0
Paid losses	(55.3)	(52.2)	(40.2)
End of period reserves	$477.9	$533.2	$585.3

Net Basis:
Beginning of period reserves	$508.2	$557.4	$302.0
Incurred losses and LAE:
Reported losses	42.9	66.2	40.4
Change in IBNR	(43.0)	(66.2)	255.6
Total incurred losses and LAE	(0.1)	-	296.0
Paid losses	(49.9)	(49.1)	(40.6)
End of period reserves	$458.2	$508.2	$557.4
Asbestos - Direct	At December 31,
(Dollars in millions)	2009	2008	2007
Gross Basis:
Beginning of period reserves	$200.9	$273.6	$260.5
Incurred losses and LAE:
Reported losses	8.5	51.6	23.2
Change in IBNR	(8.5)	(51.6)	76.8
Total incurred losses and LAE	-	-	100.0
Paid losses	(70.1)	(72.7)	(86.9)
End of period reserves	$130.8	$200.9	$273.6

Net Basis:
Beginning of period reserves	$187.3	$205.9	$140.4
Incurred losses and LAE:
Reported losses	7.5	46.6	21.8
Change in IBNR	(7.1)	(46.6)	69.8
Total incurred losses and LAE	0.4	-	91.6
Paid losses	(64.7)	(18.6)	(26.1)
End of period reserves	$123.1	$187.3	$205.9

(Some amounts may not reconcile due to rounding.)

Ultimate loss projections for A&E liabilities cannot be accomplished using standard actuarial techniques.  In 2007, we completed a detailed study of our asbestos experience and our cedants’ asbestos exposures and also considered industry trends.  Our Claims Department undertook a contract by contract analysis of our direct business and projected those findings to our assumed reinsurance business.  Our actuaries utilized nine methodologies to project our potential ultimate liabilities including projections based on internal data and assessments, extrapolations of non-public and publicly available data for our cedants and benchmarking against industry data and experience.  As a result of the study, we increased our gross reinsurance asbestos reserves by $250.0 million and our gross direct asbestos reserves by $75.0 million. Subsequent to the study, we have not experienced significant claims activity related to asbestos.  We believe that our A&E reserves represent our best estimate of the ultimate liability, however, there can be no assurance that ultimate loss payments will not exceed such reserves, perhaps by a significant amount. No additional gross reserve strengthening was made in 2008 and 2009.

Industry analysts use the “survival ratio” to compare the A&E reserves among companies with such liabilities.  The survival ratio is typically calculated by dividing a company’s current net reserves by the three year average of annual paid losses.  Hence, the survival ratio equals the number of years that it would take to exhaust the current reserves if future loss payments were to continue at historical levels.  Using this measurement, our net three year asbestos survival ratio was 7 years at December 31, 2009.  These metrics can be skewed by individual large settlements occurring in the prior three years and therefore, may not be indicative of the timing of future payments.

Because the survival ratio was developed as a comparative measure of reserve strength and does not indicate absolute reserve adequacy, we consider, but do not rely on, the survival ratio when evaluating our reserves.  In particular, we note that year to year loss payment variability can be material.  This is due, in part, to our orientation to negotiated settlements, particularly on our Mt. McKinley exposures, which significantly reduces the credibility and utility of this measure as an analytical tool.  During 2009, we made asbestos net claim payments of $63.5 million to Mt McKinley high profile claimants where the claim was either closed or a settlement had been reached.  Such payments, which are non-repetitive, distort downward our three year survival ratio for 2009 and will continue to do so for 2010 and 2011.  Adjusting for such settlements, recognizing that total settlements are generally considered fully reserved to an agreed settlement, we consider that our adjusted asbestos survival ratio for net unsettled claims is 9 years, which is better than prevailing industry norms.

Shareholders’ Equity.  Our shareholders’ equity increased to $6,101.7 million as of December 31, 2009 from $4,960.4 million as of December 31, 2008.  This increase was the result of $807.0 million in net income, unrealized appreciation on investments, net of tax, of $529.9 million, $83.8 million of foreign currency translation adjustment and $22.5 million of share-based compensation transactions, partially offset by the repurchase of 2.4 million common shares for $190.6 million and $116.9 million of shareholder dividends.

Our shareholders’ equity decreased to $4,960.4 million as of December 31, 2008 from $5,684.8 million as of December 31, 2007.  This decrease was the result of unrealized depreciation on investments, net of tax, of $236.6 million, $193.3 million of foreign currency translation adjustments, the repurchase of 1.6 million common shares for $150.7 million, $118.6 million of shareholder dividends and a net loss of $18.8 million, partially offset by $18.7 million of share-based compensation transactions.

LIQUIDITY AND CAPITAL RESOURCES

Capital Our business operations are in part dependent on our financial strength and financial strength ratings, and the market’s perception of our financial strength, as measured by shareholders’ equity, which was $6,101.7 million at December 31, 2009 and $4,960.4 million at December 31, 2008.  On March 13, 2009, Everest Re and Everest National, wholly owned indirect subsidiaries of the Company, received notification of a one level ratings downgrade by Standard & Poor’s.  We continue to possess significant financial flexibility and access to the debt and equity markets as a result of our perceived financial strength, as evidenced by the financial strength ratings as assigned by independent rating agencies.  During the last six months of 2008 and into 2009, the capital markets were illiquid in reaction to the deepening credit crisis which led to bank and other financial institution failures and effective failures.  Credit spreads widened and the equity markets declined significantly during this period making access to the capital markets, for even highly rated companies, difficult and costly.  Our capital position remains strong, commensurate with our financial ratings.  We have ample liquidity to meet our financial obligations for the foreseeable future.  Therefore, we have no foreseeable need to enter the capital markets in the near term.

From time to time, we have used open market share repurchases to adjust our capital position and enhance long term expected returns to our shareholders.  On July 21, 2008, our existing authorization to purchase up to 5 million of our shares was amended to authorize the purchase of up to 10 million shares.  On February 24, 2010, our existing authorization to purchase up to 10 million of our shares was amended to authorize the purchase of up to 15 million shares.  As of December 31, 2009, we had repurchased 6.5 million shares under this authorization.

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

Over the past few years, we have allocated our equity portfolio to include: 1) publicly traded equity securities and 2) private equity limited partnership investments.  The objective of this portfolio diversification is to enhance the risk-adjusted total return of the investment portfolio by allocating a prudent portion of the portfolio to higher return asset classes.  We limit our allocation to these asset classes because of 1) the potential for volatility in their values and 2) the impact of these investments on regulatory and rating agency capital adequacy models.  We adjust our allocation to these investments based upon market conditions.  As a result of the dramatic slowdown in the global economy and the liquidity crisis affecting the financial markets, we significantly reduced our exposure to public equities during the fourth quarter of 2008 and have increased our exposure to equities in the latter part of 2009 as financial markets improved.  At December 31, 2009, the market value of investments in equity and limited partnership securities, carried at both market and fair value, approximated 15% of shareholders’ equity.

Our liquidity requirements are generally met from positive cash flow from operations.  Positive cash flow results from reinsurance and insurance premiums being collected prior to disbursements for claims, which disbursements generally take place over an extended period after the collection of premiums, sometimes a period of many years.  Collected premiums are generally invested, prior to their use in such disbursements, and investment income provides additional funding for loss payments.  Our net cash flows from operating activities were $784.7 million, $663.0 million and $854.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.  Additionally, these cash flows reflected net tax payments of $111.8 million, $11.0 million and $282.6 million for the years ended December 31, 2009, 2008 and 2007, respectively; net catastrophe loss payments of $235.3 million, $290.5 million and $443.1 million for the years ended December 31, 2009, 2008 and 2007, respectively; and net A&E payments of $136.4 million, $78.3 million and $71.6 million for the years ended December 31, 2009, 2008 and 2007, respectively.

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

As the timing of payments for claims and benefits cannot be predicted with certainty, we maintain portfolios of long term invested assets with varying maturities, along with short-term investments that provide additional liquidity for payment of claims.  At December 31, 2009 and 2008, we held cash and short-term investments of $920.7 million and $2,095.5 million, respectively.  All of our short-term investments are readily marketable and can be converted to cash.  In addition to these cash and short-term investments, at December 31, 2009, we had $652.5 million of available for sale fixed maturity securities maturing within one year or less, $3,151.8 million maturing within one to five years and $5,916.3 million maturing after five years.  Our $396.3 million of equity securities are comprised primarily of publicly traded securities that can be easily liquidated. We believe that these fixed maturity and equity securities, in conjunction with the short-term investments and positive cash flow from operations, provide ample sources of liquidity for the expected payment of losses in the near future.  We do not anticipate selling securities or using available credit facilities to pay losses and LAE but have the ability to do so.  Sales of securities might result in realized capital gains or losses. At December 31, 2009 we had $392.7 million of net pre-tax unrealized appreciation, comprised of $559.1 million of pre-tax unrealized appreciation and $166.4 million of pre-tax unrealized depreciation.

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

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth.  Minimum net worth is an amount equal to the sum of $3,575.4 million plus 25% of consolidated net income for each of Group’s fiscal quarters, for which statements are available ending on or after January 1, 2007 and for which consolidated net income is positive, plus 25% of any increase in consolidated net worth during such period attributable to the issuance of ordinary and preferred shares, which at December 31, 2009, was $4,063.4 million.  As of December 31, 2009, the Company was in compliance with all Group Credit Facility covenants.

At December 31, 2009, the Group Credit Facility had no outstanding letters of credit under tranche one and $386.5 million outstanding letters of credit under tranche two.  At December 31, 2008, the Group Credit Facility had no outstanding letters of credit under tranche one and $411.9 million under tranche two.

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

The Holdings Credit Facility requires Holdings to maintain a debt to capital ratio of not greater than 0.35 to 1 and Everest Re to maintain its statutory surplus at $1.5 billion plus 25% of future aggregate net income and 25% of future aggregate capital contributions after December 31, 2005, which at December 2009, was $1,933.2 million.  As of December 31, 2009, Holdings was in compliance with all Holdings Credit Facility covenants.

At December 31, 2009 and 2008, the Holdings Credit Facility had outstanding letters of credit of $28.0 million.

Costs incurred in connection with the Group Credit Facility and the Holdings Credit Facility were $1.5 million and $1.3 million for December 31, 2009 and 2008, respectively.

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

We focus on potential losses that could result from any single event, or series of events as part of our evaluation and monitoring of our aggregate exposures to catastrophic events. Accordingly, we employ various techniques to estimate the amount of loss we could sustain from any single catastrophic event in various geographic areas. These techniques range from deterministic approaches, such as tracking aggregate limits exposed in catastrophe-prone zones and applying historic damage factors, to modeled approaches that attempt to scientifically measure catastrophe loss exposure using sophisticated Monte Carlo simulation techniques that forecast frequency and severity of expected losses on a probabilistic basis.

No single universal model or group of models is currently capable of projecting the amount and probability of loss in all global geographic regions in which we conduct business. In addition, the form, quality and granularity of underwriting exposure data furnished by ceding companies is not uniformly compatible with the data requirements for our licensed models, which adds to the inherent imprecision in the potential loss projections. Further, the results from multiple models and analytical methods must be combined and interpolated to estimate potential losses by and across business units.  Also, while most models have been updated to better incorporate factors that contributed to unprecedented industry storm losses in 2004 and 2005, such as flood, storm surge and demand surge, catastrophe model projections are inherently imprecise.  In addition, uncertainties with respect to future climatic patterns and cycles add to the already significant uncertainty of loss projections from models using historic long term frequency and severity data.

Nevertheless, when combined with traditional risk management techniques and sound underwriting judgment, catastrophe models are a useful tool for underwriters to price catastrophe exposed risks and for providing management with quantitative analyses with which to monitor and manage catastrophic risk exposures by zone and across zones for individual and multiple events.

Projected catastrophe losses are generally summarized in terms of the PML.  We define PML as our anticipated loss, taking into account contract terms and limits, caused by a single catastrophe affecting a broad contiguous geographic area, such as that caused by a hurricane or earthquake.  The PML will vary depending upon the modeled simulated losses and the make-up of the in force book of business.  The projected severity levels are described in terms of “return periods”, such as “100-year events” and “250-year events”. For example, a 100-year PML is the estimated loss from a single event which has a 1% probability of being exceeded in a twelve month period.  Conversely, it corresponds to a 99% probability that the loss from a single event will fall below the indicated PML.  It is important to note that PMLs are estimates.  Modeled events are hypothetical events produced by a stochastic model.  As a result, there can be no assurance that any actual event will align with the modeled event or that actual losses from events similar to the modeled events will not vary materially from the modeled event PML.

From an enterprise risk management perspective, management sets limits on the levels of catastrophe loss exposure we may underwrite.  The limits are revised periodically based on a variety of factors, including but not limited to our financial resources and expected earnings and risk/reward analyses of the business being underwritten.

Management estimated that the projected economic loss from its largest 100-year event in a given zone does not exceed 10% of its projected 2010 shareholders’ equity.  Economic loss is the gross PML reduced by estimated reinstatement premiums to renew coverage and income taxes.  The impact of income taxes on the PML depends on the distribution of the losses by corporate entity, which is also affected by inter-affiliate reinsurance. Management also monitors and controls its largest PMLs at multiple points along the loss distribution curve, such as loss amounts at the 20, 50, 100, 250, 500 and 1,000 year return periods.  This process enables management to identify and control exposure accumulations and to integrate such exposures into enterprise risk, underwriting and capital management decisions.

Our catastrophe loss projections, segmented by risk zones, are updated quarterly and reviewed as part of a formal risk management review process.

We believe that our greatest worldwide 1 in 100 year exposure to a single catastrophic event is to a hurricane affecting the U.S. southeast coast, where we estimate we have a gross PML exposure of $864 million.  See also table under ITEM 1, “Business - Risk Management of Underwriting and Retrocession Arrangements”.

If such a single catastrophe loss were to occur, management estimates that the economic loss to us would be approximately $541 million.  The estimate involves multiple variables, including which Everest entity would experience the loss, and as a result there can be no assurance that this amount would not be exceeded.

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

Contractual Obligations.  The following table shows our contractual obligations for the period indicated.

	Payments due by period
		Less than			More than
(Dollars in millions)	Total	1 year	1-3 years	3-5 years	5 years
8.75% Senior notes	$200.0	$200.0	$-	$-	$-
5.40% Senior notes	250.0	-	-	250.0	-
Junior subordinated debt	329.9	-	-	-	329.9
6.6% Long term notes	238.6	-	-	-	238.6
Interest expense (1)	1,462.9	57.8	98.2	98.2	1,208.7
Employee benefit plans	36.7	9.0	5.4	7.3	15.0
Operating lease agreements	96.9	9.9	18.4	18.3	50.3
Gross reserve for losses and LAE (2)	8,937.9	1,822.0	3,328.9	1,099.0	2,688.0
Total	$11,552.9	$2,098.7	$3,450.9	$1,472.8	$4,530.5

(Some amounts may not reconcile due to rounding.)
_________________________________
(1)	Interest expense on 6.6% long term notes is assumed to be fixed through contractual term.
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

On March 15, 2010, Holdings’ $200.0 million principal amount of 8.75% senior notes will mature. We anticipate paying off the debt on the due date with current liquidity as opposed to refinancing.

Dividends.
During 2009, 2008 and 2007, we declared and paid shareholder dividends of $116.9 million, $118.6 million and $121.4 million, respectively.  As an insurance holding company, we are partially dependent on dividends and other permitted payments from our subsidiaries to pay cash dividends to our shareholders.  The payment of dividends to Group by Holdings Ireland is subject to Irish corporate and regulatory restrictions; the payment of dividends to Holdings Ireland by Holdings and to Holdings by Everest Re is subject to Delaware regulatory restrictions; and the payment of dividends to Group by Bermuda Re is subject to Bermuda insurance regulatory restrictions.  Management expects that, absent extraordinary catastrophe losses, such restrictions should not affect Everest Re’s ability to declare and pay dividends sufficient to support Holdings’ general corporate needs and that Holdings Ireland and Bermuda Re will have the ability to declare and pay dividends sufficient to support Group’s general corporate needs.  For the years ended December 31, 2009, 2008 and 2007, Everest Re paid dividends to Holdings of $60.0 million, $285.0 million and $245.0 million, respectively.  For the years ended December 31, 2009, 2008 and 2007, Bermuda Re paid dividends to Group of $245.0 million, $120.0 million and $0.0 million, respectively.  See ITEM 1, “Business – Regulatory Matters – Dividends” and ITEM 8, “Financial Statements and Supplementary Data” - Note 16 of Notes to Consolidated Financial Statements.

Application of Recently Issued Accounting Guidance.
Financial Accounting Standards Board Launched Accounting Codification.  In June 2009, the FASB issued authoritative guidance establishing the FASB Accounting Standards CodificationTM (“Codification”) as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by non-governmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative.

Following the Codification, the FASB will no longer issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.

GAAP is not intended to be changed as a result of the FASB’s Codification, but it will change the way the guidance is organized and presented. As a result, these changes will have a significant impact on how companies reference GAAP in their financial statements and in the accounting policies for financial statements issued for interim and annual periods ending after September 15, 2009. The Company’s adoption of this guidance impacts the way the Company references U.S. GAAP accounting standards in the financial statements and Notes to Consolidated Financial Statements.

Subsequent Events. In May 2009, the FASB issued authoritative guidance for subsequent events, which was later modified in February 2010, that addresses the accounting for and disclosure of subsequent events not addressed in other applicable U.S. GAAP.  The Company implemented the new disclosure requirement beginning with the second quarter of 2009 and included it in the Notes to Consolidated Interim Financial Statements.

Interim Disclosures About Fair Value of Financial Instruments.  In April 2009, the FASB revised the authoritative guidance for disclosures about fair value of financial instruments. This new guidance requires quarterly disclosures on the qualitative and quantitative information about the fair value of all financial instruments including methods and significant assumptions used to estimate fair value during the period. These disclosures were previously only done annually. The Company adopted this disclosure beginning with the second quarter of 2009 and included it in the Notes to Consolidated Interim Financial Statements.

Other-Than-Temporary Impairments on Investment Securities.  In April 2009, the FASB revised the authoritative guidance for the recognition and presentation of other-than-temporary impairments. This new guidance amends the recognition guidance for other-than-temporary impairments of debt securities and expands the financial statement disclosures for other-than-temporary impairments on debt and equity securities. For available for sale debt securities that the Company has no intent to sell and more likely than not will not be required to sell prior to recovery, only the credit loss component of the impairment would be recognized in earnings, while the rest of the fair value loss would be recognized in accumulated other comprehensive income.  The Company adopted this guidance effective April 1, 2009.  Upon adoption the Company recognized a cumulative-effect adjustment increase in retained earnings and decrease in accumulated other comprehensive income (loss) of $57.3 million, net of $8.3 million of tax.

Measurement of Fair Value in Inactive Markets.  In April 2009, the FASB revised the authoritative guidance for fair value measurements and disclosures, which reaffirms that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. It also reaffirms the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. There was no impact to the Company’s financial statements upon adoption.

Fair Value Disclosures about Pension Plan Assets. In December 2008, the FASB revised the authoritative guidance for employers’ disclosures about pension plan assets. This new guidance requires additional disclosures about the components of plan assets, investment strategies for plan assets and significant concentrations of risk within plan assets. The Company, in conjunction with fair value measurement of plan assets, will separate plan assets into the three fair value hierarchy levels and provide a roll forward of the changes in fair value of plan assets classified as Level 3 in the current 2009 annual consolidated financial statements. These disclosures have no effect on the Company’s accounting for plan benefits and obligations.

Revisions to Earnings per Share Calculation.  In June 2008, the FASB revised the authoritative guidance for earnings per share for determining whether instruments granted in share-based payment transactions are participating securities. This new guidance requires unvested share-based payment awards that contain non-forfeitable rights to dividends be considered as a separate class of common stock and included in the earnings per share calculation using the two-class method. The Company’s restricted share awards meet this definition and are therefore included in the basic earnings per share calculation. All prior period earnings per share data presented have been adjusted retrospectively.

Additional Disclosures for Derivative Instruments.  In March 2008, the FASB issued authoritative guidance for derivative instruments and hedging activities, which requires enhanced disclosures on derivative instruments and hedged items. On January 1, 2009, the Company adopted the additional disclosure for the equity index put options. No comparative information for periods prior to the effective date was required. This guidance had no impact on how the Company records its derivatives.

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

Our current investment strategy seeks to maximize after-tax income through a high quality, diversified, taxable and tax-preferenced fixed maturity portfolio, while maintaining an adequate level of liquidity.  Our mix of taxable and tax-preferenced investments is adjusted periodically, consistent with our current and projected operating results, market conditions and our tax position.  The fixed maturity securities in the investment portfolio are comprised of non-trading available for sale securities.  Additionally, we have invested in equity securities.  We have also written a small number of equity index put option contracts.

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

Interest Rate Risk.  Our $14.9 billion investment portfolio at December 31, 2009 is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations and some foreign exchange rate risk.  The impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity portfolio, including short-term investments, from a change in market interest rates.  In a declining interest rate environment, it includes prepayment risk on the $2,971.7 million of mortgage-backed securities in the $13,056.5 million fixed maturity portfolio.  Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The tables below display the potential impact of market value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $673.1 million of short-term investments) for the period indicated based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates.  For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually.  To generate appropriate price estimates on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account.  For legal entities with a non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios.

	Impact of Interest Rate Shift in Basis Points
	At December 31, 2009
	-200	-100	0	100	200
(Dollars in millions)
Total Market/Fair Value	$14,804.7	$14,296.2	$13,729.6	$13,120.0	$12,520.6
Market/Fair Value Change from Base (%)	7.8%	4.1%	0.0%	-4.4%	-8.8%
Change in Unrealized Appreciation
After-tax from Base ($)	$826.1	$434.7	$-	$(468.4)	$(932.0)

	Impact of Interest Rate Shift in Basis Points
	At December 31, 2008
	-200	-100	0	100	200
(Dollars in millions)
Total Market/Fair Value	$13,836.0	$13,277.1	$12,692.5	$12,088.1	$11,507.2
Market/Fair Value Change from Base (%)	9.0%	4.6%	0.0%	-4.8%	-9.3%
Change in Unrealized Appreciation
After-tax from Base ($)	$857.0	$436.9	$-	$(453.6)	$(893.9)

We had $8,937.9 million and $8,840.7 million of gross reserves for losses and LAE as of December 31, 2009 and 2008, respectively.  These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money.  Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value.  As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases.  These movements are the opposite of the interest rate impacts on the fair value of investments.  While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid.  Our loss and loss reserve obligations have an expected duration of approximately 4.1 years, which is reasonably consistent with our fixed income portfolio.  If we were to discount our loss and LAE reserves, net of $0.6 billion of reinsurance receivables on unpaid losses, the discount would be approximately $1.5 billion resulting in a discounted reserve balance of approximately $6.8 billion, representing approximately 49.7% of the market value of the fixed maturity investment portfolio funds.

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

The tables below display the impact on fair/market value and after-tax change in fair/market value of a 10% and 20% change in equity prices up and down for the period indicated.

	Impact of Percentage Change in Equity Fair/Market Values
	At December 31, 2009
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$317.1	$356.7	$396.3	$436.0	$475.6
After-tax Change in Fair/Market Value	(51.8)	(25.9)	-	25.9	51.8

	Impact of Percentage Change in Equity Fair/Market Values
	At December 31, 2008
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$109.4	$123.1	$136.7	$150.4	$164.1
After-tax Change in Fair/Market Value	(18.0)	(9.0)	-	9.0	18.0

Foreign Currency Risk.  Foreign currency risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates.  Each of our non-U.S./Bermuda (“foreign”) operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines.  Generally, we prefer to maintain the capital of our operations in U.S. dollar assets, although this varies by regulatory jurisdiction in accordance with market needs.  Each foreign operation may conduct business in its local currency, as well as the currency of other countries in which it operates.  The primary foreign currency exposures for these foreign operations are the Canadian Dollar, the British Pound Sterling and the Euro.  We mitigate foreign exchange exposure by generally matching the currency and duration of our assets to our corresponding operating liabilities.  In accordance with FASB guidance, we translate the assets, liabilities and income of non-U.S. dollar functional currency legal entities to the U.S. dollar.  This translation amount is reported as a component of other comprehensive income.  As of December 31, 2009 there has been no material change in exposure to foreign exchange rates as compared to December, 31, 2008.

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

	Change in Foreign Exchange Rates in Percent
	At December 31, 2009
(Dollars in millions)	-20%	-10%	0%	10%	20%
Total After-tax Foreign Exchange Exposure	$(122.1)	$(75.6)	$-	$96.6	$209.1

	Change in Foreign Exchange Rates in Percent
	At December 31, 2008
(Dollars in millions)	-20%	-10%	0%	10%	20%
Total After-tax Foreign Exchange Exposure	$(71.1)	$(47.9)	$-	$65.9	$145.3

Equity Index Put Option Contracts.  Although not considered material in the context of our aggregate exposure to market sensitive instruments, we have issued six equity index put option contracts based on the Standard & Poor’s 500 (“S&P 500”) index and one equity index put option contract based on the FTSE 100 index, that are market sensitive and sufficiently unique to warrant supplemental disclosure.

We sold six equity index put option contracts based on the S&P 500 index, for total consideration, net of commissions, of $22.5 million.  At December 31, 2009, fair value for these equity index put option contracts was $51.2 million.  These equity index put option contracts each have a single exercise date, with maturities ranging from 12 to 30 years and strike prices ranging from $1,141.21 to $1,540.63.  No amounts will be payable under these equity index put option contracts if the S&P 500 index is at or above the strike prices on the exercise dates, which fall between June 2017 and March 2031.  If the S&P 500 index is lower than the strike price on the applicable exercise date, the amount due would vary proportionately with the percentage by which the index is below the strike price.  Based on historical index volatilities and trends and the December 31, 2009 index value, we estimate the probability for each equity index put option contract, of the S&P 500 index falling below the strike price on the exercise date, to be less than 36%.  The theoretical maximum payouts under the equity index put option contracts would occur if on each of the exercise dates the S&P 500 index value were zero.  At December 31, 2009, the present value of these theoretical maximum payouts using a 6% discount factor was $254.0 million.

We sold one equity index put option contract, based on the FTSE 100 index, for total consideration, net of commissions, of $6.7 million.  At December 31, 2009, fair value for this equity index put option contract was $6.1 million.  This equity index put option contract has an exercise date of July 2020 and a strike price of ₤5,989.75.  No amount will be payable under this equity index put option contract if the FTSE 100 index is at or above the strike price on the exercise date.  If the FTSE 100 index is lower than the strike price on the exercise date, the amount due will vary proportionately with the percentage by which the index is below the strike price.  Based on historical index volatilities and trends and the December 31, 2009 index value, we estimate the probability, that this FTSE 100 equity index put option contract will fall below the strike price on the exercise date, to be less than 32%.  The theoretical maximum payout under the equity index put option contract would occur if on the exercise date the FTSE 100 index value was zero.  At December 31, 2009, the present value of the theoretical maximum payout using a 6% discount factor and current exchange rate was $28.4 million.

Because the equity index put option contracts meet the definition of a derivative, we report the fair value of these instruments in our consolidated balance sheets as a liability and record any changes to fair value in our consolidated statements of operations and comprehensive income as net derivative expense or income.  Our financial statements reflect fair values for our obligations on these equity index put option contracts at December 31, 2009 and 2008, of $57.3 million and $60.6 million, respectively; however, we do not believe that the ultimate settlement of these transactions is likely to require a payment that would exceed the initial consideration received, or any payment at all.

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

	Equity Indices Put Options Obligation – Sensitivity Analysis
(Dollars in millions)	At December 31, 2009
Interest Rate Shift in Basis Points:	-200	-100	0	100	200
Total Fair Value	$98.8	$75.4	$57.3	$43.3	$32.6
Fair Value Change from Base (%)	-72.2%	-31.5%	0.0%	24.5%	43.2%

Equity Indices Shift in Points (S&P 500/FTSE 100):	-500/-2000	-250/-1000	0	250/1000	500/2000
Total Fair Value	$116.1	$80.6	$57.3	$41.6	$30.8
Fair Value Change from Base (%)	-102.5%	-40.6%	0.0%	27.5%	46.2%

Combined Interest Rate /	-200/	-100/		100/	200/
Equity Indices Shift (S&P 500/FTSE 100):	-500/-2000	-250/-1000	0/0	250/1000	500/2000
Total Fair Value	$178.1	$103.2	$57.3	$30.6	$15.9
Fair Value Change from Base (%)	-210.5%	-80.0%	0.0%	46.6%	72.3%

	Equity Indices Put Options Obligation – Sensitivity Analysis
(Dollars in millions)	At December 31, 2008
Interest Rate Shift in Basis Points:	-200	-100	0	100	200
Total Fair Value	$105.5	$80.2	$60.6	$45.4	$33.8
Fair Value Change from Base (%)	-74.2%	-32.4%	0.0%	25.0%	44.1%

Equity Indices Shift in Points (S&P 500/FTSE 100):	-500/-2000	-250/-1000	0	250/1000	500/2000
Total Fair Value	$134.5	$89.0	$60.6	$42.3	$30.4
Fair Value Change from Base (%)	-122.0%	-47.0%	0.0%	30.1%	49.8%

Combined Interest Rate /	-200/	-100/		100/	200/
Equity Indices Shift (S&P 500/FTSE 100):	-500/-2000	-250/-1000	0/0	250/1000	500/2000
Total Fair Value	$202.5	$113.9	$60.6	$30.8	$15.1
Fair Value Change from Base (%)	-234.4%	-88.0%	0.0%	49.2%	75.1%

Safe Harbor Disclosure.
This report contains forward-looking statements within the meaning of the U.S. federal securities laws.  We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the federal securities laws.  In some cases, these statements can be identified by the use of forward-looking words such as “may”, “will”, “should”, “could”, “anticipate”, “estimate”, “expect”, “plan”, “believe”, “predict”, “potential” and “intend”.  Forward-looking statements contained in this report include information regarding our reserves for losses and LAE, the adequacy of our provision for uncollectible balances, estimates of our catastrophe exposure, the effects of catastrophic events on our financial statements, the ability of Everest Re, Holdings, Holdings Ireland and Bermuda Re to pay dividends and the settlement costs of our specialized equity index put option contracts.  Forward-looking statements only reflect our expectations and are not guarantees of performance.  These statements involve risks, uncertainties and assumptions.  Actual events or results may differ materially from our expectations. Important factors that could cause our actual events or results to be materially different from our expectations include those discussed under the caption ITEM 1A, “Risk Factors”.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on our assessment we concluded that, as of December 31, 2009, our internal control over financial reporting is effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

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

ITEM 9B.      OTHER INFORMATION

None.

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Reference is made to the sections captioned “Information Concerning Nominees”, “Information Concerning Continuing Directors and Executive Officers”, “Audit Committee”, “Nominating and Governance Committee”, “Code of Ethics for CEO and Senior Financial Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement for the 2010 Annual General Meeting of Shareholders, which will be filed with the Commission within 120 days of the close of our fiscal year ended December 31, 2009 (the “Proxy Statement”), which sections are incorporated herein by reference.

ITEM 11.       EXECUTIVE COMPENSATION

Reference is made to the sections captioned “Directors’ Compensation” and “Compensation of Executive Officers” in the Proxy Statement, which are incorporated herein by reference.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTER

Reference is made to the sections captioned “Common Share Ownership by Directors and Executive Officers”, “Principal Beneficial Owners of Common Shares” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the Proxy Statement, which are incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 1, 2010.

EVEREST RE GROUP, LTD.

By:	/S/ JOSEPH V. TARANTO
Joseph V. Taranto (Chairman and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOSEPH V. TARANTO	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2010
Joseph V. Taranto

/S/ RALPH E. JONES, III	President and Chief Operating Officer	March 1, 2010
Ralph E. Jones, III

/S/ DOMINIC J. ADDESSO	Executive Vice President and Chief Financial Officer	March 1, 2010
Dominic J. Addesso

/S/ KEITH T. SHOEMAKER	Comptroller (Principal Accounting Officer)	March 1, 2010
Keith T. Shoemaker

/S/ MARTIN ABRAHAMS	Director	March 1, 2010
Martin Abrahams

/S/ KENNETH J. DUFFY	Director	March 1, 2010
Kenneth J. Duffy

/S/ JOHN R. DUNNE	Director	March 1, 2010
John R. Dunne

/S/ WILLIAM F. GALTNEY, JR.	Director	March 1, 2010
William F. Galtney, Jr.

/S/ JOHN A. WEBER	Director	March 1, 2010
John A. Weber

INDEX TO EXHIBITS

Exhibit No.

2.1
Agreement and Plan of Merger among Everest Reinsurance Holdings, Inc., Everest Re Group, Ltd. and Everest Re Merger Corporation, incorporated herein by reference to Exhibit 2.1 to the Registration Statement on Form S-4 (No. 333-87361)

3.1	Memorandum of Association of Everest Re Group, Ltd., incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-4 (No. 333-87361)

3.2	Bye-Laws of Everest Re Group, Ltd., incorporated herein by reference to Exhibit 3.2 to the Everest Re Group, Ltd. Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 10-K”)

4.1	Specimen Everest Re Group, Ltd. common share certificate, incorporated herein by reference to Exhibit 4.1 of the Registration Statement on Form S-4 (No. 333-87361)

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

*	10.1
Everest Re Group, Ltd. Annual Incentive Plan effective January 1, 1999, incorporated herein by reference to Exhibit 10.1 to Everest Reinsurance Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 1998 (the “1998 10-K”)

*	10.2
Everest Re Group, Ltd. Amended 1995 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.3 to Everest Reinsurance Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 1995 (the “1995 10-K”)

*	10.3	Everest Re Group, Ltd. 1995 Stock Option Plan for Non-Employee Directors, incorporated herein by reference to Exhibit 4.3 to the Registration Statement on Form S-8 (No. 333-05771)

*	10.4
Resolution adopted by Board of Directors of Everest Reinsurance Holdings, Inc. on April 1, 1999 awarding stock options to outside Directors, incorporated herein by reference to Exhibit 10.25 to Everest Reinsurance Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (the “second quarter 1999 10-Q”)

*	10.5
Resolution adopted by the Board of Directors of Everest Reinsurance Holdings, Inc. on February 23, 2000 awarding stock options to outside Directors, incorporated herein by reference to Exhibit 10.8 to Everest Reinsurance Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 1999 (the “1999 10-K”)

*	10.6
Form of Non-Qualified Stock Option Award Agreement to be entered into between Everest Re Group, Ltd. and participants in the 1995 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.15 to the 1995 10-K

*	10.7
Form of Restricted Stock Agreement to be entered into between Everest Re Group, Ltd. and participants in the 1995 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.16 to the 1995 10-K

*	10.8
Form of Stock Option Agreement (Version 1) to be entered into between Everest Re Group, Ltd. and participants in the 1995 Stock Option Plan for Non-Employee Directors, incorporated herein by reference to Exhibit 10.17 to the 1995 10-K

*	10.9
Form of Stock Option Agreement (Version 2) to be entered into between Everest Re Group, Ltd. and participants in the 1995 Stock Option Plan for Non-Employee Directors, incorporated herein by reference to Exhibit 10.18 to the 1995 10-K

*	10.10	Form of Stock Option Agreement for Non-Employee Directors, incorporated herein by reference to Exhibit 10.34 to the 1999 10-K

*	10.11	Deferred Compensation Plan, as amended, for certain U.S. employees of Everest Re Group, Ltd. and its participating subsidiaries incorporated herein by reference to Exhibit 10.20 to the 1998 10-K

*	10.12	Senior Executive Change of Control Plan, incorporated herein by reference to Exhibit 10.24 to Everest Reinsurance Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 1998

*	10.13	Executive Performance Annual Incentive Plan adopted by shareholders on May 20, 1999, incorporated herein by reference to Exhibit 10.26 to the second quarter 1999 10-Q

*	10.14
Employment Agreement with Joseph V. Taranto executed on July 15, 1998, incorporated herein by reference to Exhibit 10.21 to Everest Reinsurance Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (the “second quarter 1998 10-Q”)

*	10.15
Amendment of Employment Agreement by and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc., Everest Re Group, Ltd. and Joseph V. Taranto dated February 15, 2000, incorporated herein by reference to Exhibit 10.29 to the 1999 10-K

*	10.16	Change of Control Agreement with Joseph V. Taranto effective July 15, 1998, incorporated herein by reference to Exhibit 10.22 to the second quarter 1998 10-Q

*	10.17
Amendment of Change of Control Agreement by and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc., Everest Re Group, Ltd. and Joseph V. Taranto dated February 15, 2000, incorporated herein by reference to Exhibit 10.30 to the 1999 10-K

	10.18
Stock Purchase Agreement between The Prudential Insurance Company of America and Everest Reinsurance Holdings, Inc. for the sale of common stock of Gibraltar Casualty Company dated February 24, 2000, incorporated herein by reference to Exhibit 10.32 to the 1999 10-K

	10.19
Amendment No. 1 to Stock Purchase Agreement between The Prudential Insurance Company of America and Everest Reinsurance Holdings, Inc. for the sale of common stock of Gibraltar Casualty Company dated August 8, 2000, incorporated herein by reference to Exhibit 10.1 to the Everest Re Group, Ltd. Quarterly Report on Form 10-Q for the quarter ended June 30, 2000

	10.20
Proportional Excess of Loss Reinsurance Agreement entered into between Gibraltar Casualty Company and Prudential Property and Casualty Insurance Company, incorporated herein by reference to Exhibit 10.24 to Everest Re Group, Ltd. Annual Report on Form 10-K for the year ended December 31, 2000 (the “2000 10-K”)

	10.21	Guarantee Agreement made by The Prudential Insurance Company of America in favor of Gibraltar Casualty Company, incorporated herein by reference to Exhibit 10.25 to the 2000 10-K

	10.22	Lease, effective December 26, 2000 between OTR, an Ohio general partnership, and Everest Reinsurance Company, incorporated herein by reference to Exhibit 10.26 to the 2000 10-K

*	10.23
Amendment of Employment Agreement by and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc., Everest Re Group, Ltd., Everest Global Services, Inc. and Joseph V. Taranto, dated March 30, 2001, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Report on Form 10-Q for the quarter ended March 31, 2001 (the “first quarter 2001 10-Q”)

*	10.24
Amendment of Employment Agreement by and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc., Everest Re Group, Ltd., Everest Global Services, Inc. and Joseph V. Taranto, dated April 20, 2001, incorporated herein by reference to Exhibit 10.2 to the first quarter 2001 10-Q

*	10.25
Amendment of Change of Control Agreement by and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc., Everest Re Group, Ltd., Everest Global Services, Inc. and Joseph V. Taranto, dated March 30, 2001, incorporated herein by reference to Exhibit 10.3 to the first quarter 2001 10-Q

*	10.26
Resolution adopted by the Board of Directors of Everest Re Group, Ltd. on September 20, 2001 awarding stock options to outside Directors, incorporated herein by reference to Exhibit 10.30 to Everest Re Group, Ltd. Report on Form 10-K for the year ended December 31, 2001 (the “2001 10-K”)

*	10.27	Everest Re Group, Ltd. 2002 Stock Incentive Plan, incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (No. 333-97049)

*	10.28
Amendment of Employment Agreement by and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc., Everest Re Group, Ltd., Everest Global Services, Inc. and Joseph V. Taranto, dated April 18, 2003, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on April 21, 2003

*	10.29	Everest Re Group, Ltd. 2003 Non-Employee Director Equity Compensation Plan, incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (No. 333-105483)

	10.30
Tax Assurance from the Bermuda Minister of Finance, dated September 20, 1999, incorporated herein by reference to Exhibit 10.5 to Everest Re Group, Ltd. Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (the “second quarter 2003 10-Q”)

*	10.31
Employment Agreement between Everest Reinsurance (Bermuda), Ltd. and Mark S. de Saram, dated October 14, 2004, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on October 14, 2004

*	10.32
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

*	10.34	Description of non-employee director compensation arrangements, incorporated herein by reference to Exhibit 10.46 to Everest Re Group, Ltd., Report on Form 10-K for the year ended December 31, 2005

*	10.35
Form of Non-Qualified Stock Option Award Agreement under the Everest Re Group, Ltd. 2003 Non-Employee Director Equity Compensation Plan, incorporated herein by reference to Exhibit 10.47 to Everest Re Group, Ltd., Report on Form 10-K for the year ended December 31, 2004

*	10.36
Amendment of Everest Re Group, Ltd. 2003 Non-Employee Director Equity Compensation Plan adopted by shareholders at the annual general meeting on May 25, 2005, incorporated herein by reference to Appendix B to the 2005 Proxy Statement filed on April 14, 2005

*	10.37
Amendment of Executive Performance Annual Incentive Plan adopted by shareholders at the annual general meeting on May 25, 2005, incorporated herein by reference to Appendix C to the 2005 Proxy Statement filed on April 14, 2005

*	10.38
Amendment of Employment Agreement by and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc., Everest Re Group, Ltd., Everest Global Services, Inc. and Joseph V. Taranto, dated August 31, 2005, incorporated by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on August 31, 2005

*	10.39
Form of Restricted Stock Award Agreement under the Everest Re Group, Ltd. 2003 Non-Employee Director Equity Compensation Plan, incorporated by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on September 22, 2005

*	10.40
Amendment of Everest Re Group, Ltd. 2002 Stock Incentive Plan adopted by shareholders at the annual general meeting on May 23, 2006, incorporated herein by reference to Appendix B to the 2006 Proxy Statement filed on April 12, 2006

10.41
Credit Agreement, dated August 23, 2006, between Everest Reinsurance Holdings, Inc., the lenders named therein and Citibank, National Association, as administrative agent, providing for a $150.0 million five year revolving credit facility, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.  This new agreement replaces the October 10, 2003 three year senior revolving credit facility which expired on October 10, 2006

*	10.42
Amendment to Employment Agreement between Everest Reinsurance (Bermuda), Ltd. and Mark S. de Saram, dated October 31, 2006, incorporated herein by reference to Exhibit 10.2 to Everest Re Group, Ltd. Form 8-K filed on November 3, 2006

*	10.43
Employment Agreement by and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc., Everest Re Group, Ltd., Everest Global Services, Inc. and Craig E. Eisenacher, dated December 18, 2006, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on December 5, 2006

*	10.44
Amendment to Employment Agreement by and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc. and Joseph V. Taranto, dated April 5, 2007, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on April 5, 2007

10.45
Credit Agreement, dated July 27, 2007, between Everest Reinsurance (Bermuda), Ltd. and Everest International Reinsurance, Ltd., certain lenders party thereto and Wachovia Bank, N.A. as administrative agent, incorporated herein by reference to Exhibit 10.1 Form 8-K filed on July 27, 2007

*	10.46
Amendment to Change of Control Agreement by and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc., Everest Re Group, Ltd., Everest Global Services and Joseph Taranto, dated April 5, 2007, incorporated herein by reference to Exhibit 10.2 to Everest Re Group, Ltd. Form 8-K filed on April 5, 2007

*	10.47
Amendment to Employment Agreement between Everest Reinsurance (Bermuda), Ltd. and Mark S. deSaram, dated October 16, 2008, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on October 20, 2008

*	10.48
Employment Agreement between Everest Global Services, Inc. and Ralph E. Jones III, dated November 21, 2008, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on December 4, 2008

*	10.49
Amendment to Change of Control Agreement by and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc., Everest Re Group, Ltd., Everest Global Services, Inc. and Joseph V. Taranto, dated January 1, 2009, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on January 2, 2009

	10.50
Completion of Tender Offer relating to Everest Reinsurance Holdings, Inc. 6.60% Fixed to Floating Rate Long Term Subordinated Notes (LoTSSM) dated March 19, 2009, incorporated herein by reference to Exhibit 99.1 to Everest Re Group, Ltd. Form 8-K filed on March 31, 2009

*	10.51
Amendment of Employment Agreement by and among Everest Global Services, Inc. and Craig Eisenacher, dated May 4, 2009, incorporated herein by reference to Exhibit 10.2 to Everest Re Group, Ltd. Report on Form 10-Q for the quarter ended June 30, 2009 (the “second quarter 2009 10-Q”)

*	10.52
Employment Agreement between Everest Global Services, Inc., Everest Reinsurance Holdings Inc., Everest Reinsurance Company, Everest Re Group, Ltd. and Dominic J. Addesso, dated May 6, 2009, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on May 8, 2009

*	10.53	Everest Re Group, Ltd. 2009 Stock Option and Restricted Stock Plan for Non-Employee Directors incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. second quarter 2009 10-Q

*	10.54
Amendment of Employment Agreement by and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc., Everest Global Services, Inc., Everest Re Group, Ltd. and Joseph V. Taranto, dated September 25, 2009, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on October 1, 2009

	21.1	Subsidiaries of the registrant, filed herewith

	23.1	Consent of PricewaterhouseCoopers LLP, filed herewith

	31.1	Section 302 Certification of Joseph V. Taranto, filed herewith

	31.2	Section 302 Certification of Dominic J. Addesso, filed herewith

	32.1	Section 906 Certification of Joseph V. Taranto and Dominic J. Addesso, furnished herewith

* Management contract or compensatory plan or arrangement.

EVEREST RE GROUP, LTD.

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Pages

Report of Independent Registered Public Accounting Firm		F-2

Consolidated Balance Sheets at December 31, 2009 and 2008		F-4

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended
	December 31, 2009, 2008 and 2007	F-5

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended
	December 31, 2009, 2008 and 2007	F-6

Consolidated Statements of Cash Flows for the Years Ended
	December 31, 2009, 2008 and 2007	F-7

Notes to Consolidated Financial Statements		F-8

Schedules

I	Summary of Investments Other Than Investments in Related Parties at December 31, 2009	S-1

II	Condensed Financial Information of Registrant:

	Balance Sheets as of December 31, 2009 and 2008	S-2

	Statements of Operations for the Years Ended December 31, 2009, 2008 and 2007	S-3

	Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007	S-4

III	Supplementary Insurance Information for the Years Ended
	December 31, 2009, 2008 and 2007	S-5

IV	Reinsurance for the Years Ended December 31, 2009, 2008 and 2007	S-6

Schedules other than those listed above are omitted for the reason that they are not applicable or the information is otherwise contained in the Financial Statements.

Index

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
      of Everest Re Group, Ltd.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Everest Re Group, Ltd. and its subsidiaries (the “Company”) at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for other-than-temporary impairments of debt securities in 2009.

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

Index

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP
New York, New York
March 1, 2010

Index

EVEREST RE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands, except par value per share)	2009	2008

ASSETS:
Fixed maturities - available for sale, at market value	$13,005,949	$10,759,612
(amortized cost: 2009, $12,614,742; 2008, $10,932,076)
Fixed maturities - available for sale, at fair value	50,528	43,090
Equity securities - available for sale, at market value (cost: 2009, $13,970; 2008, $14,915)	16,301	16,900
Equity securities - available for sale, at fair value	380,025	119,829
Short-term investments	673,131	1,889,799
Other invested assets (cost: 2009, $546,158; 2008, $687,265)	545,284	679,356
Cash	247,598	205,694
Total investments and cash	14,918,816	13,714,280
Accrued investment income	158,886	149,215
Premiums receivable	978,847	908,110
Reinsurance receivables	636,375	657,169
Funds held by reinsureds	379,864	331,817
Deferred acquisition costs	362,346	354,992
Prepaid reinsurance premiums	108,029	79,379
Deferred tax asset	174,170	442,367
Federal income taxes recoverable	144,903	32,295
Other assets	139,076	176,966
TOTAL ASSETS	$18,001,312	$16,846,590

LIABILITIES:
Reserve for losses and loss adjustment expenses	$8,937,858	$8,840,660
Future policy benefit reserve	64,536	66,172
Unearned premium reserve	1,415,402	1,335,511
Funds held under reinsurance treaties	91,893	83,431
Losses in the course of payment	39,766	45,654
Commission reserves	55,579	52,460
Other net payable to reinsurers	53,014	51,138
8.75% Senior notes due 3/15/2010	199,970	199,821
5.4% Senior notes due 10/15/2014	249,769	249,728
6.6% Long term notes due 5/1/2067	238,348	399,643
Junior subordinated debt securities payable	329,897	329,897
Accrued interest on debt and borrowings	9,885	11,217
Equity index put option liability	57,349	60,552
Other liabilities	156,324	160,351
Total liabilities	11,899,590	11,886,235

Commitments and contingencies (Note 17)

SHAREHOLDERS' EQUITY:
Preferred shares, par value: $0.01; 50 million shares authorized;
no shares issued and outstanding	-	-
Common shares, par value: $0.01; 200 million shares authorized; (2009) 65.8 million and
(2008) 65.6 million issued	658	656
Additional paid-in capital	1,845,181	1,824,552
Accumulated other comprehensive income (loss), net of deferred income tax expense
of $101.0 million at 2009 and tax benefit of $16.5 million at 2008	272,038	(291,851)
Treasury shares, at cost; 6.5 million shares (2009) and 4.2 million shares (2008)	(582,926)	(392,329)
Retained earnings	4,566,771	3,819,327
Total shareholders' equity	6,101,722	4,960,355
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$18,001,312	$16,846,590

The accompanying notes are an integral part of the consolidated financial statements.

Index

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
(Dollars in thousands, except per share amounts)	2009	2008	2007

REVENUES:
Premiums earned	$3,894,098	$3,694,301	$3,997,498
Net investment income	547,793	565,887	682,392
Net realized capital (losses) gains:
Other-than-temporary impairments on fixed maturity securities	(13,210)	(176,470)	(8,407)
Other-than-temporary impairments on fixed maturity securities
transferred to other comprehensive income	-	-	-
Other net realized capital gains (losses)	10,898	(519,360)	94,690
Total net realized capital (losses) gains	(2,312)	(695,830)	86,283
Realized gain on debt repurchase	78,271	-	-
Net derivative gain (loss)	3,204	(20,900)	(2,124)
Other (expense) income	(22,476)	(15,879)	17,998
Total revenues	4,498,578	3,527,579	4,782,047

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	2,374,058	2,438,972	2,548,138
Commission, brokerage, taxes and fees	928,333	930,694	961,788
Other underwriting expenses	184,785	162,349	152,604
Interest, fees and bond issue cost amortization expense	72,081	79,171	91,561
Total claims and expenses	3,559,257	3,611,186	3,754,091

INCOME (LOSS) BEFORE TAXES	939,321	(83,607)	1,027,956
Income tax expense (benefit)	132,332	(64,849)	188,681

NET INCOME (LOSS)	$806,989	$(18,758)	$839,275
Other comprehensive income (loss), net of tax	621,201	(455,006)	65,427

COMPREHENSIVE INCOME (LOSS)	$1,428,190	$(473,764)	$904,702

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$13.26	$(0.30)	$13.25
Diluted	$13.22	$(0.30)	$13.15
Dividends declared	$1.92	$1.92	$1.92

The accompanying notes are an integral part of the consolidated financial statements.

Index

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS' EQUITY

	Years Ended December 31,
(Dollars in thousands, except per share amounts)	2009	2008	2007

COMMON SHARES (shares outstanding):
Balance, beginning of period	61,414,027	62,863,845	65,043,976
Issued during the period, net	266,981	182,482	347,669
Treasury shares acquired	(2,363,267)	(1,632,300)	(2,527,800)
Balance, end of period	59,317,741	61,414,027	62,863,845

COMMON SHARES (par value):
Balance, beginning of period	$656	$654	$650
Issued during the period, net	2	2	4
Balance, end of period	658	656	654

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	1,824,552	1,805,844	1,770,496
Share-based compensation plans	20,592	18,540	35,142
Other	37	168	206
Balance, end of period	1,845,181	1,824,552	1,805,844

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS),
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	(291,851)	163,155	348,543
Cumulative adjustment of initial adoption (1), net of tax	(57,312)	-	-
Cumulative adjustment of initial adoption (2), net of tax	-	-	(250,815)
Net increase (decrease) during the period	621,201	(455,006)	65,427
Balance, end of period	272,038	(291,851)	163,155

RETAINED EARNINGS:
Balance, beginning of period	3,819,327	3,956,701	2,987,998
Cumulative adjustment of initial adoption (1), net of tax	57,312	-	-
Cumulative adjustment of initial adoption (2), net of tax	-	-	250,815
Net income (loss)	806,989	(18,758)	839,275
Dividends declared ($1.92 per share in 2009, 2008 and 2007)	(116,857)	(118,616)	(121,387)
Balance, end of period	4,566,771	3,819,327	3,956,701

TREASURY SHARES AT COST:
Balance, beginning of period	(392,329)	(241,584)	-
Purchase of treasury shares	(190,597)	(150,745)	(241,584)
Balance, end of period	(582,926)	(392,329)	(241,584)

TOTAL SHAREHOLDERS' EQUITY, END OF PERIOD	$6,101,722	$4,960,355	$5,684,770

(1) The cumulative adjustment to accumulated other comprehensive income (loss) and retained earnings, net of deferred income taxes, represents the effect of initially adopting new guidance for other-than-temporary impairments of debt securities

(2) The cumulative adjustment to accumulated other comprehensive income (loss) and retained earnings, net of deferred income taxes, represents the effect of initially adopting new guidance for fair value option for financial assets.

The accompanying notes are an integral part of the consolidated financial statements.

Index

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(Dollars in thousands)	2009	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$806,989	$(18,758)	$839,275
Adjustments to reconcile net income to net cash provided by operating activities:
(Increase) decrease in premiums receivable	(52,966)	36,119	155,552
Increase in funds held by reinsureds, net	(25,271)	(26,826)	(48,944)
Decrease (increase) in reinsurance receivables	54,674	(82,241)	126,328
Decrease (increase) in deferred tax asset	147,071	(110,848)	(30,279)
(Decrease) increase in reserve for losses and loss adjustment expenses	(66,177)	220,324	96,627
Decrease in future policy benefit reserve	(1,636)	(12,244)	(22,545)
Increase (decrease) in unearned premiums	64,892	(199,673)	(57,617)
Change in equity adjustments in limited partnerships	20,575	100,812	(45,101)
Change in other assets and liabilities, net	(133,165)	28,760	(81,271)
Non-cash compensation expense	13,347	16,305	17,119
Amortization of bond premium/(accrual of bond discount)	32,172	15,256	(8,594)
Amortization of underwriting discount on senior notes	192	179	164
Realized gain on debt repurchase	(78,271)	-	-
Net realized capital losses (gains)	2,312	695,830	(86,283)
Net cash provided by operating activities	784,738	662,995	854,431

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale, at market value	1,203,548	968,789	1,248,811
Proceeds from fixed maturities matured/called - available for sale, at fair value	15,358	1,900	-
Proceeds from fixed maturities sold - available for sale, at market value	311,273	279,526	275,557
Proceeds from fixed maturities sold - available for sale, at fair value	14,777	-	-
Proceeds from equity securities sold - available for sale, at market value	24,159	-	-
Proceeds from equity securities sold - available for sale, at fair value	43,496	1,439,844	1,547,135
Distributions from other invested assets	182,952	121,009	58,682
Cost of fixed maturities acquired - available for sale, at market value	(3,051,012)	(2,691,857)	(1,338,865)
Cost of fixed maturities acquired - available for sale, at fair value	(27,555)	(43,414)	-
Cost of equity securities acquired - available for sale, at market value	-	(1,038)	-
Cost of equity securities acquired - available for sale, at fair value	(265,275)	(532,584)	(1,391,450)
Cost of other invested assets acquired	(62,554)	(247,349)	(195,448)
Net change in short-term investments	1,228,032	311,322	(852,659)
Net change in unsettled securities transactions	10,445	3,828	(4,779)
Net cash used in investing activities	(372,356)	(390,024)	(653,016)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares issued during the period, net	7,284	2,405	18,233
Purchase of treasury shares	(190,597)	(150,745)	(241,584)
Net proceeds from redemption of junior subordinated debt securities	-	-	(216,496)
Net proceeds from issuance of long term notes	-	-	395,637
Net cost of debt repurchase	(83,026)	-	-
Dividends paid to shareholders	(116,857)	(118,616)	(121,387)
Net cash used in financing activities	(383,196)	(266,956)	(165,597)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	12,718	(50,888)	(35,119)

Net increase (decrease) in cash	41,904	(44,873)	699
Cash, beginning of period	205,694	250,567	249,868
Cash, end of period	$247,598	$205,694	$250,567

SUPPLEMENTAL CASH FLOW INFORMATION
Cash transactions:
Income taxes paid	$111,831	$10,955	$282,568
Interest paid	$72,454	$78,140	$83,138

The accompanying notes are an integral part of the consolidated financial statements.

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009, 2008 and 2007

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  Business and Basis of Presentation.
Everest Re Group, Ltd. (“Group”), a Bermuda company, through its subsidiaries, principally provides reinsurance and insurance in the U.S., Bermuda and international markets.  As used in this document, “Company” means Group and its subsidiaries.  On December 30, 2008, Group contributed Everest Reinsurance Holdings, Inc. and its subsidiaries (“Holdings”) to its recently established Irish holding company, Everest Underwriting Group (Ireland), Limited (“Holdings Ireland”).

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  The statements include all of the following domestic and foreign direct and indirect subsidiaries of Group:  Everest International Reinsurance, Ltd. (“Everest International”), Everest International Holdings, Ltd., Everest Global Services, Inc. (“Global Services”), Everest Reinsurance (Bermuda), Ltd. (“Bermuda Re”), Everest Re Advisors, Ltd., Everest Advisors (Ireland) Ltd., Everest Advisors (UK), Ltd., Holdings Ireland, Everest Reinsurance Holdings, Inc. (“Holdings”), Mt. McKinley Insurance Company (“Mt. McKinley”), Mt. McKinley Managers, L.L.C., Workcare Southeast, Inc., Workcare Southeast of Georgia, Inc., Everest Reinsurance Company (“Everest Re”), Everest National Insurance Company (“Everest National”), Everest Reinsurance Company Ltda. (Brazil), Mt. Whitney Securities, Inc., Everest Insurance Company of Canada (“Everest Canada”), Everest Indemnity Insurance Company (“Everest Indemnity”) and Everest Security Insurance Company (“Everest Security”).  All amounts are reported in U.S. dollars.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities (and disclosure of contingent assets and liabilities) at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Ultimate actual results could differ, possibly materially, from those estimates.

All intercompany accounts and transactions have been eliminated.

Certain reclassifications and format changes have been made to prior years’ amounts to conform to the 2009 presentation.

B.  Investments.
Fixed maturity and market value equity security investments are all classified as available for sale.  Unrealized appreciation and depreciation, as a result of temporary changes in market value during the period, are reflected in shareholders’ equity, net of income taxes in “accumulated other comprehensive income” in the consolidated balance sheets.  Equity securities carried at fair value reflect fair value re-measurements as net realized capital gains and losses in the consolidated statements of operations and comprehensive income.  Unrealized losses on fixed maturities, which are deemed other-than-temporary, are charged to net income as net realized capital losses.  Short-term investments are stated at cost, which approximates market value.  Realized gains or losses on sales of investments are determined on the basis of identified cost.  For non-publicly traded securities, market prices are determined through the use of pricing models that evaluate securities relative to the U.S. Treasury yield curve, taking into account the issue type, credit quality and cash flow characteristics of each security.  For publicly traded securities, market value is based on quoted market prices or valuation models that use observable market inputs.  When a sector of the financial markets is inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value.  Retrospective adjustments are employed to recalculate the values of asset-backed securities.  Each acquisition lot is reviewed to recalculate the effective yield.  The recalculated effective yield is used to derive a book value as if the new yield were applied at the time of acquisition.  Outstanding principal factors from the time of acquisition to the adjustment date are used to calculate the prepayment history for all applicable securities.  Conditional prepayment rates, computed with life to date factor histories and weighted average maturities, are used to effect the

Index

calculation of projected and prepayments for pass-through security types.  Other invested assets include limited partnerships, rabbi trusts and an affiliated entity.  Limited partnerships and the affiliated entity are accounted for under the equity method of accounting, which can be recorded on a monthly or quarterly lag.

C.  Uncollectible Receivable Balances.
The Company provides reserves for uncollectible reinsurance recoverable and premium receivable balances based on management’s assessment of the collectibility of the outstanding balances.  Such reserves were $66.0 million and $264.1 million at December 31, 2009 and 2008, respectively.

D.  Deferred Acquisition Costs.
Acquisition costs, consisting principally of commissions and brokerage expenses and certain premium taxes and fees incurred at the time a contract or policy is issued and that vary with and are directly related to the Company’s reinsurance and insurance business, are deferred and amortized over the period in which the related premiums are earned, which is generally one year.  Deferred acquisition costs are limited to their estimated realizable value by line of business based on the related unearned premiums, anticipated claims and claim expenses and anticipated investment income.  Deferred acquisition costs amortized to income were $928.3 million, $930.7 million and $961.8 million in 2009, 2008 and 2007, respectively.

The present value of in force annuity business is included in deferred acquisition costs.  This value is amortized over the expected life of the business from the time of acquisition.  The amortization each year is a function of the gross profits each year in relation to the total gross profits expected over the life of the business, discounted at an assumed net credited rate.

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

F.  Future Policy Benefit Reserve.
Liabilities for future policy benefits on annuity policies are carried at their accumulated values.  Reserves for policy benefits include mortality claims in the process of settlement and IBNR claims.  Actual experience in a particular period may fluctuate from expected results.

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

Payout annuity premiums are recognized as revenue over the premium-paying period of the policies.

Index

H.  Income Taxes.
Holdings and its wholly-owned subsidiaries file a consolidated U.S. federal income tax return.  Foreign branches of subsidiaries file local tax returns as required.  Group and subsidiaries not included in Holdings’ consolidated tax return file separate company U.S. federal income tax returns as required.  Holdings Ireland files an Irish income tax return.  The UK branch of Bermuda Re files a UK income tax return.  Deferred income taxes have been recorded to recognize the tax effect of temporary differences between the financial reporting and income tax bases of assets and liabilities, which arise because of differences between GAAP and income tax accounting rules.

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

Net income (loss) per common share has been computed as per below, based upon weighted average common basic and dilutive shares outstanding.

	Years Ended December 31,
(Dollars in thousands, except per share amounts)	2009	2008	2007
Net income (loss) per share:
Numerator
Net income (loss)	$806,989	$(18,758)	$839,275
Less: dividends declared-common shares and nonvested common shares	(116,856)	(118,617)	(121,386)
Undistributed earnings	690,133	(137,375)	717,889
Percentage allocated to common shareholders (1)	99.7%	99.7%	99.7%
	687,729	(137,013)	715,413
Add: dividends declared-common shareholders	116,477	118,282	120,949
Numerator for basic and diluted earnings per common share	$804,207	$(18,731)	$836,362

Denominator
Denominator for basic earnings per weighted-average common shares	60,661	61,674	63,118
Effect of dilutive securities:
Options	187	281	465
Denominator for diluted earnings per adjusted weighted-average common shares	60,847	61,955	63,583

Per common share net income (loss)
Basic	$13.26	$(0.30)	$13.25
Diluted	$13.22	$(0.30)	$13.15

(1) Basic weighted-average common shares outstanding	60,661	61,674	63,118
Basic weighted-average common shares outstanding and nonvested common shares expected to vest	60,873	61,837	63,337
Percentage allocated to common shareholders	99.7%	99.7%	99.7%
(Some amounts may not reconcile due to rounding.)

Index

Options to purchase 1,613,450 and 983,000 common shares at December 31, 2009 and 2008, respectively, were outstanding but not included in the computation of earnings per diluted share as they were anti-dilutive.   There were no anti-dilutive common shares outstanding at December 31, 2007.  All outstanding options expire on or between February 23, 2010 and September 16, 2019.

K.  Segmentation.
The Company, through its subsidiaries, operates in five segments:  U.S. Reinsurance, U.S. Insurance, Specialty Underwriting, International and Bermuda.  See also Note 20.

L.  Derivatives.
The Company sold seven equity index put option contracts, based on two indices, in 2001 and 2005, which are outstanding. The Company sold these equity index put options as insurance products with the intent of achieving a profit.  These equity index put option contracts meet the definition of a derivative. The Company’s position in these equity index put option contracts is unhedged and accounted for as derivatives.  Accordingly, these equity index put option contracts are carried at fair value in the consolidated balance sheets, with changes in fair value recorded in the consolidated statements of operations and comprehensive income (loss).

The fair value of the equity index put options can be found in the Company’s consolidated balance sheets as follows:

(Dollars in thousands)		Fair Value
Derivatives not designated as	Location of fair value	At	At
hedging instruments	in balance sheet	December 31, 2009	December 31, 2008

Equity index put option contracts	Equity index put option liability	$57,349	$60,552
Total		$57,349	$60,552

The change in fair value of the equity index put option contracts can be found in the Company’s statement of operations and comprehensive income (loss) as follows:

		Amount of gain/(loss) recognized
(Dollars in thousands)		in income on derivatives
		For the Years Ended
Derivatives not designated as	Location of gain (loss) recognized	December 31,
hedging instruments	in income of derivative	2009	2008	2007

Equity index put option contracts	Net derivative gain (loss)	$3,204	$(20,900)	$(2,124)
Total		$3,204	$(20,900)	$(2,124)

M.  Deposit Assets and Liabilities.
In the normal course of its operations, the Company may enter into contracts that do not meet risk transfer provisions.  Such contracts are accounted for using the deposit accounting method and are included in other liabilities in the Company’s consolidated balance sheets.  For such contracts, the Company originally records deposit liabilities for an amount equivalent to the assets received.  Actuarial studies are used to estimate the final liabilities under such contracts with any change reflected in the consolidated statements of operations and comprehensive income (loss).

N.  Share-Based Compensation.
Share-based compensation option or restricted share awards are fair valued at the grant date and expensed over the vesting period of the award.  The tax benefit on the recorded expense is deferred until the time the award is exercised or vests (becomes unrestricted).  See Note 18.

Index

O.  Policyholder Dividends.
The Company issues certain insurance policies with dividend payment features.  These policyholders share in the operating results of their respective policies in the form of dividends declared.  Dividends to policyholders are accrued during the period in which the related premiums are earned and are determined based on the terms of the individual policies.

P.  Application of Recently Issued Accounting Standard Changes.
Financial Accounting Standards Board Launched Accounting Codification.  In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance establishing the FASB Accounting Standards CodificationTM (“Codification”) as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by non-governmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative.

Following the Codification, the FASB will no longer issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.

GAAP is not intended to be changed as a result of the FASB’s Codification, but it will change the way the guidance is organized and presented. As a result, these changes will have a significant impact on how companies reference GAAP in their financial statements and in the accounting policies for financial statements issued for interim and annual periods ending after September 15, 2009. The Company’s adoption of this guidance impacts the way the Company references U.S. GAAP accounting standards in the financial statements and Notes to Consolidated Financial Statements.

Subsequent Events. In May 2009, the FASB issued authoritative guidance for subsequent events, which was later modified in February 2010, that addresses the accounting for and disclosure of subsequent events not addressed in other applicable U.S. GAAP.  The Company implemented the new disclosure requirement beginning with the second quarter of 2009 and included it in the Notes to Consolidated Interim Financial Statements.

Interim Disclosures About Fair Value of Financial Instruments.  In April 2009, the FASB revised the authoritative guidance for disclosures about fair value of financial instruments. This new guidance requires quarterly disclosures on the qualitative and quantitative information about the fair value of all financial instruments including methods and significant assumptions used to estimate fair value during the period. These disclosures were previously only done annually. The Company adopted this disclosure beginning with the second quarter of 2009 and included it in the Notes to Consolidated Interim Financial Statements.

Other-Than-Temporary Impairments on Investment Securities.  In April 2009, the FASB revised the authoritative guidance for the recognition and presentation of other-than-temporary impairments. This new guidance amends the recognition guidance for other-than-temporary impairments of debt securities and expands the financial statement disclosures for other-than-temporary impairments on debt and equity securities. For available for sale debt securities that the Company has no intent to sell and more likely than not will not be required to sell prior to recovery, only the credit loss component of the impairment would be recognized in earnings, while the rest of the fair value loss would be recognized in accumulated other comprehensive income.  The Company adopted this guidance effective April 1, 2009.  Upon adoption the Company recognized a cumulative-effect adjustment increase in retained earnings and decrease in accumulated other comprehensive income (loss) of $57.3 million, net of $8.3 million of tax.

Index

Measurement of Fair Value in Inactive Markets.  In April 2009, the FASB revised the authoritative guidance for fair value measurements and disclosures, which reaffirms that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. It also reaffirms the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. There was no impact to the Company’s financial statements upon adoption.

Fair Value Disclosures about Pension Plan Assets. In December 2008, the FASB revised the authoritative guidance for employers’ disclosures about pension plan assets. This new guidance requires additional disclosures about the components of plan assets, investment strategies for plan assets and significant concentrations of risk within plan assets. The Company, in conjunction with fair value measurement of plan assets, will separate plan assets into the three fair value hierarchy levels and provide a roll forward of the changes in fair value of plan assets classified as Level 3 in the current 2009 annual consolidated financial statements. These disclosures have no effect on the Company’s accounting for plan benefits and obligations.

Revisions to Earnings per Share Calculation.  In June 2008, the FASB revised the authoritative guidance for earnings per share for determining whether instruments granted in share-based payment transactions are participating securities. This new guidance requires unvested share-based payment awards that contain non-forfeitable rights to dividends be considered as a separate class of common stock and included in the earnings per share calculation using the two-class method. The Company’s restricted share awards meet this definition and are therefore included in the basic earnings per share calculation. All prior period earnings per share data presented have been adjusted retrospectively.

Additional Disclosures for Derivative Instruments.  In March 2008, the FASB issued authoritative guidance for derivative instruments and hedging activities, which requires enhanced disclosures on derivative instruments and hedged items. On January 1, 2009, the Company adopted the additional disclosure for the equity index put options. No comparative information for periods prior to the effective date was required. This guidance had no impact on how the Company records its derivatives.

2.  INVESTMENTS

The amortized cost, market value and gross unrealized appreciation and depreciation of available for sale, fixed maturity and equity security investments, carried at market value, are as follows for the periods indicated:

	At December 31, 2009
	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$339,839	$17,879	$(3,565)	$354,153
Obligations of U.S. states and political subdivisions	3,694,267	183,848	(24,256)	3,853,859
Corporate securities	2,421,875	107,749	(32,963)	2,496,661
Asset-backed securities	310,429	7,713	(4,413)	313,729
Mortgage-backed securities
Commercial	475,204	5,172	(37,758)	442,618
Agency residential	2,310,826	61,481	(3,863)	2,368,444
Non-agency residential	177,500	238	(17,117)	160,621
Foreign government securities	1,507,385	100,243	(16,875)	1,590,753
Foreign corporate securities	1,377,417	72,442	(24,748)	1,425,111
Total fixed maturity securities	$12,614,742	$556,765	$(165,558)	$13,005,949
Equity securities	$13,970	$2,333	$(2)	$16,301

Index

	At December 31, 2008
	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$354,195	$55,186	$(663)	$408,718
Obligations of U.S. states and political subdivisions	3,846,754	113,885	(164,921)	3,795,718
Corporate securities	2,408,978	60,898	(198,479)	2,271,397
Asset-backed securities	281,808	654	(29,213)	253,249
Mortgage-backed securities
Commercial	440,833	-	(90,108)	350,725
Agency residential	1,334,042	26,331	(502)	1,359,871
Non-agency residential	213,484	-	(45,688)	167,796
Foreign government securities	1,087,731	117,973	(23,598)	1,182,106
Foreign corporate securities	964,251	56,813	(51,032)	970,032
Total fixed maturity securities	$10,932,076	$431,740	$(604,204)	$10,759,612
Equity securities	$14,915	$1,985	$-	$16,900

In accordance with FASB guidance, the Company reclassified the previously recorded cumulative-effect of the non-credit portion of other-than-temporary impairments from retained earnings into accumulated other comprehensive income.  The pre-tax amount of the reclassification was $65.7 million, with $65.4 million related to corporate securities and $0.3 million related to foreign corporate securities.  At December 31, 2009, the cumulative unrealized depreciation on these securities had improved, with the remaining unrealized depreciation for the corporate securities at $6.1 million, while the foreign corporate securities were in an unrealized appreciation position at December 31, 2009.

The amortized cost and market value of fixed maturity securities are shown in the following table by contractual maturity.  Mortgage-backed securities are generally more likely to be prepaid than other fixed maturity securities. As the stated maturity of such securities may not be indicative of actual maturities, the totals for mortgage-backed and asset-backed securities are shown separately.

	At December 31, 2009		At December 31, 2008
	Amortized	Market	Amortized	Market
(Dollars in thousands)	Cost	Value	Cost	Value
Fixed maturity securities – available for sale
Due in one year or less	$621,706	$652,483	$612,286	$606,397
Due after one year through five years	3,017,731	3,151,819	2,421,955	2,484,744
Due after five years through ten years	2,530,830	2,634,709	2,256,953	2,271,245
Due after ten years	3,170,516	3,281,526	3,370,715	3,265,585
Asset-backed securities	310,429	313,729	281,808	253,249
Mortgage-backed securities
Commercial	475,204	442,618	440,833	350,725
Agency residential	2,310,826	2,368,444	1,334,042	1,359,871
Non-agency residential	177,500	160,621	213,484	167,796
Total fixed maturity securities	$12,614,742	$13,005,949	$10,932,076	$10,759,612

Index

The changes in net unrealized appreciation (depreciation) for the Company’s investments are derived from the following sources for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2009	2008
Increase (decrease) during the period between the market value and cost of investments carried at market value, and deferred taxes thereon:
Fixed maturity securities	$629,328	$(301,694)
Fixed maturity securities, cumulative other-than-temporary impairment adjustment	(65,658)	-
Equity securities	346	1,669
Other invested assets	7,035	(10,366)
Change in unrealized appreciation (depreciation), pre-tax	571,051	(310,391)
Deferred tax (expense) benefit	(106,764)	73,812
Deferred tax benefit, cumulative other-than-temporary impairment adjustment	8,346	-
Change in unrealized appreciation (depreciation),
net of deferred taxes, included in shareholders’ equity	$472,633	$(236,579)

The Company frequently reviews its fixed maturity securities investment portfolio for declines in market value and focuses its attention on securities whose fair value has fallen below 80% of their amortized value at the time of review.  The Company then assesses whether the decline in value is temporary or other-than-temporary.  In making its assessment, the Company evaluates the current market and interest rate environment as well as specific issuer information.  Generally, a change in a security’s value caused by a change in the market or interest rate environment does not constitute an other-than-temporary impairment, but rather a temporary decline in market value.  Temporary declines in market value are recorded as unrealized losses in accumulated other comprehensive income.  If the Company determines that the decline is other-than-temporary and the Company does not have the intent to sell the security; and it is more likely than not that the Company will not have to sell the security before recovery of its cost basis, the carrying value of the investment is written down to fair value.  The fair value adjustment that is credit related is recorded in net realized capital gains (losses) in the Company’s consolidated statements of operations and comprehensive income.  The fair value adjustment that is non-credit related is recorded as a component of other comprehensive income, net of tax, and is included in accumulated other comprehensive income in the Company’s consolidated balance sheets.  The Company’s assessments are based on the issuers current and expected future financial position, timeliness with respect to interest and/or principal payments, speed of repayments and any applicable credit enhancements or breakeven constant default rates on mortgage-backed and asset-backed securities, as well as relevant information provided by rating agencies, investment advisors and analysts.

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

Index

The tables below display the aggregate market value and gross unrealized depreciation of fixed maturity and equity securities, by security type and contractual maturity, in each case subdivided according to length of time that individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration by security type of unrealized loss at December 31, 2009
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$155,007	$(3,444)	$1,375	$(121)	$156,382	$(3,565)
Obligations of U.S. states and political subdivisions	559	(4)	452,018	(24,252)	452,577	(24,256)
Corporate securities	170,323	(2,539)	357,442	(30,424)	527,765	(32,963)
Asset-backed securities	12,514	(87)	47,273	(4,326)	59,787	(4,413)
Mortgage-backed securities
Commercial	8,411	(135)	294,163	(37,623)	302,574	(37,758)
Agency residential	591,372	(3,541)	6,216	(322)	597,588	(3,863)
Non-agency residential	-	(1)	153,698	(17,116)	153,698	(17,117)
Foreign government securities	215,048	(3,737)	154,225	(13,138)	369,273	(16,875)
Foreign corporate securities	299,769	(7,356)	179,550	(17,392)	479,319	(24,748)
Total fixed maturity securities	1,453,003	(20,844)	1,645,960	(144,714)	3,098,963	(165,558)
Equity securities	13	(2)	-	-	13	(2)
Total	$1,453,016	$(20,846)	$1,645,960	$(144,714)	$3,098,976	$(165,560)

	Duration by maturity of unrealized loss at December 31, 2009
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities
Due in one year or less	$5,777	$(1)	$74,211	$(5,504)	$79,988	$(5,505)
Due in one year through five years	423,782	(6,120)	268,321	(19,861)	692,103	(25,981)
Due in five years through ten years	315,853	(6,094)	198,398	(14,972)	514,251	(21,066)
Due after ten years	95,294	(4,865)	603,680	(44,990)	698,974	(49,855)
Asset-backed securities	12,514	(87)	47,273	(4,326)	59,787	(4,413)
Mortgage-backed securities	599,783	(3,677)	454,077	(55,061)	1,053,860	(58,738)
Total fixed maturity securities	$1,453,003	$(20,844)	$1,645,960	$(144,714)	$3,098,963	$(165,558)
Equity securities	$13	$(2)	$-	$-	$13	$(2)

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position at December 31, 2009 were $3,099.0 million and $165.6 million, respectively.  There were no unrealized losses on a single security that exceeded 0.07% of the market value of the fixed maturity securities at December 31, 2009.  In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector.  The $20.8 million of unrealized losses related to fixed maturity and equity securities that have been in an unrealized loss position for less than one year were generally comprised of highly rated government, corporate and mortgage-backed securities.  Of these unrealized losses, $20.7 million were related to securities that were rated investment grade or better by at least one nationally recognized statistical rating organization.  The $144.7 million of unrealized losses related to fixed maturity securities in an unrealized loss position for more than one year also related primarily to highly rated government, municipal, corporate and mortgage-backed securities.  Of these unrealized losses, $111.3 million related to securities that were rated investment grade or better by at least one nationally recognized statistical rating organization.  The non-investment grade securities with unrealized losses are mainly comprised of corporate and commercial mortgage-backed securities.  The gross unrealized depreciation greater than 12 months for mortgage-backed securities included only $3.7 million related to sub-prime and alt-A loans.  In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations.  The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments.  Unrealized losses have

Index

decreased since December 31, 2008, as a result of improved conditions in the overall financial market resulting from increased liquidity and lower interest rates.

The Company, given the size of its investment portfolio and capital position, does not have the intent to sell these securities; and it is more likely than not that the Company will not have to sell the security before recovery of its cost basis.  In addition, all securities currently in an unrealized loss position are current with respect to principal and interest payments.

The tables below display the aggregate market value and gross unrealized depreciation of fixed maturity securities, by security type and contractual maturity, in each case subdivided according to the length of time that individual securities had been in a continuous unrealized loss position for the period indicated:

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

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position as of December 31, 2008 were $4,561.8 million and $604.2 million, respectively.  There were no unrealized losses on a single security that exceeded 0.25% of the market value of the fixed maturity securities at December 31, 2008.  In addition, there was no significant concentration of unrealized losses in any one market sector.  The $352.7 million of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were generally comprised of highly rated government, municipal, corporate and mortgage-backed securities with the losses primarily the result of widening credit spreads from the financial markets crisis during the latter part of the year.  Of these unrealized losses, $346.6 million were related to securities that were rated investment grade or better by at least one nationally recognized statistical rating organization.  The $251.5 million of unrealized losses related to fixed maturity securities in an unrealized loss position for more than one year also related primarily to highly rated government, municipal, corporate and mortgage-backed securities and were also the result of widening credit spreads during the latter part of the year.  Of these unrealized losses, $224.5 million related to securities that were rated investment grade or better by at least one nationally recognized statistical rating

Index

organization.  The gross unrealized depreciation greater than 12 months for mortgage-backed securities included only $4.7 million related to sub-prime and alt-A loans.

The components of net investment income are presented in the table below for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2009	2008	2007
Fixed maturity securities	$570,798	$543,425	$496,599
Equity securities	3,574	19,946	24,709
Short-term investments and cash	5,965	52,088	109,050
Other invested assets
Limited partnerships	(19,022)	(42,231)	59,216
Other	74	2,280	3,094
Total gross investment income	561,389	575,508	692,668
Interest credited and other expense	(13,596)	(9,621)	(10,276)
Total net investment income	$547,793	$565,887	$682,392

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

The Company had contractual commitments to invest up to an additional $219.3 million in limited partnerships at December 31, 2009.  These commitments will be funded when called in accordance with the partnership agreements, which have investment periods that expire, unless extended, through 2014.

The components of net realized capital (losses) gains are presented in the table below for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2009	2008	2007
Fixed maturity securities, market value:
Other-than-temporary impairments	$(13,210)	$(176,470)	$(8,407)
Losses from sales	(45,666)	(12,630)	(5,902)
Fixed maturity securities, fair value:
Gains from sales	682	102	-
Gains from fair value adjustments	9,337	1,473	-
Equity securities, market value:
Gains from sales	8,087	-	-
Equity securities, fair value:
Gains (losses) from sales	7,510	(230,648)	23,952
Gains (losses) from fair value adjustments	30,908	(277,526)	76,622
Other invested assets gains	-	-	13
Short-term investments gain (loss)	40	(131)	5
Total net realized capital (losses) gains	$(2,312)	$(695,830)	$86,283

Proceeds from sales of fixed maturity securities during 2009, 2008 and 2007 were $326.1 million, $279.5 million and $275.6 million, respectively.  Gross gains of $20.6 million, $14.5 million and $2.6 million and gross losses of $65.6 million, $27.2 million and $8.5 million were realized on those fixed maturity securities sales during 2009, 2008 and 2007, respectively.  Proceeds from sales of equity securities during 2009, 2008 and 2007 were $67.7 million, $1,439.8 million and $1,547.1 million, respectively.  Gross gains of $16.5 million, $23.4 million and $45.9 million and gross losses of $0.9 million, $254.1 million and $22.0 million were realized on those equity sales during 2009, 2008 and 2007, respectively.

Index

Included in net realized capital (losses) gains for 2009, 2008 and 2007 was $13.2 million, $176.5 million and $8.4 million, respectively, of write-downs in the value of securities deemed to be impaired on an other-than-temporary basis.

At December 31, 2009, the Company had no other-than-temporary impaired securities where the impairment had both a credit and non-credit component.

Securities with a carrying value amount of $1,326.5 million at December 31, 2009 were on deposit with various state or governmental insurance departments in compliance with insurance laws.

3.  RESERVE FOR LOSSES, LAE AND FUTURE POLICY BENEFIT RESERVE

Reserves for losses and LAE.
Activity in the reserve for losses and LAE is summarized for the periods indicated:

	At December 31,
(Dollars in thousands)	2009	2008	2007
Gross reserves at January 1	$8,840,660	$9,040,606	$8,840,140
Less reinsurance recoverables	(690,509)	(707,523)	(808,517)
Net reserves at January 1	8,150,151	8,333,083	8,031,623

Incurred related to:
Current year	2,245,220	2,404,100	2,341,595
Prior years	128,838	34,872	206,543
Total incurred losses and LAE	2,374,058	2,438,972	2,548,138

Paid related to:
Current year	388,172	495,028	452,209
Prior years	1,997,216	1,816,427	1,915,358
Total paid losses and LAE	2,385,388	2,311,455	2,367,567

Foreign exchange/translation adjustment	157,768	(310,449)	120,889

Net reserves at December 31	8,296,589	8,150,151	8,333,083
Plus reinsurance recoverables	641,269	690,509	707,523
Gross reserves at December 31	$8,937,858	$8,840,660	$9,040,606

Prior years’ reserves increased by $128.8 million, $34.9 million and $206.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.  The increase for 2009 was attributable to a $59.0 million increase in the insurance business, primarily contractor liability exposures and $69.8 million in the reinsurance business, in both domestic and international, as a result of losses from sub-prime exposures and property, partially offset by favorable development on other casualty lines.

The 2008 prior years’ reserves increase of $34.9 million was attributable to $85.3 million of reserve development for a run-off auto loan credit insurance program and a $32.6 million adverse arbitration decision; partially offset by net favorable development on the remainder of the Company’s reserves.

The 2007 prior years’ reserves increase of $206.5 million was attributable to $387.5 million of adverse development on A&E reserves, partially offset by favorable development on attritional (non-catastrophe, non-A&E) reserves.  The increase in the A&E reserves was primarily due to an extensive in-house study by the Company’s actuarial and claim units.

Index

Reinsurance Receivables.  Reinsurance receivables for both paid and unpaid losses totaled $636.4 million and $657.2 million at December 31, 2009 and 2008, respectively.  At December 31, 2009, $131.4 million, or 20.6%, was receivable from Transatlantic Reinsurance Company; $100.0 million, or 15.7%, was receivable from Continental Insurance Company; $87.6 million, or 13.8% was receivable from C.V. Starr (Bermuda); $53.4 million, or 8.4%, was receivable from Munich Reinsurance Company; $49.1 million, or 7.7%, was receivable from Berkley Insurance Company and $32.9 million, or 5.2%, was receivable from ACE Property and Casualty Insurance Company.  The receivable from Continental Insurance Company is collateralized by a funds held arrangement under which we have retained the premiums earned by the retrocessionaire to secure obligations of the retrocessionaire, recorded them as a liability, credited interest on the balances at a stated contractual rate and reduced the liability account as payments become due.  In addition, $31.9 million was receivable from Founders Insurance Company Limited, for which the Company has recorded a full provision for uncollectibility.  No other retrocessionaire accounted for more than 5% of our receivables.

The Company continues to receive claims under expired insurance and reinsurance contracts asserting injuries and/or damages relating to or resulting from environmental pollution and hazardous substances, including asbestos.  Environmental claims typically assert liability for (a) the mitigation or remediation of environmental contamination or (b) bodily injury or property damage caused by the release of hazardous substances into the land, air or water.  Asbestos claims typically assert liability for bodily injury from exposure to asbestos or for property damage resulting from asbestos or products containing asbestos.

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

A&E exposures represent a separate exposure group for monitoring and evaluating reserve adequacy.  The following table summarizes incurred losses with respect to A&E reserves on both a gross and net of reinsurance basis for the periods indicated:

	At December 31,
(Dollars in thousands)	2009	2008	2007
Gross basis:
Beginning of period reserves	$786,843	$922,843	$650,134
Incurred losses	-	-	405,000
Paid losses	(148,169)	(136,000)	(132,291)
End of period reserves	$638,674	$786,843	$922,843

Net basis:
Beginning of period reserves	$749,070	$827,384	$511,412
Incurred losses	429	-	387,534
Paid losses	(136,378)	(78,314)	(71,562)
End of period reserves	$613,121	$749,070	$827,384

At December 31, 2009, the gross reserves for A&E losses were comprised of $141.5 million representing case reserves reported by ceding companies, $150.2 million representing additional case reserves established by the Company on assumed reinsurance claims, $63.0 million representing case reserves established by the Company on direct excess insurance claims, including Mt. McKinley, and $283.9 million representing IBNR reserves.

With respect to asbestos only, at December 31, 2009, the Company had gross asbestos loss reserves of $608.8 million, or 95.3%, of total A&E reserves, of which $477.9 million was for assumed business and $130.9 million was for direct business.

Index

In 2007, the Company completed a detailed study of its experience and its cedants’ exposures and also considered industry trends.  The Company’s Claims Department undertook a contract by contract analysis of its direct business and projected those findings to its assumed reinsurance business.  The Company’s actuaries utilized nine methodologies to project potential ultimate liabilities including projections based on internal data and assessments, extrapolations of non-public and publicly available data for the Company’s cedants and benchmarking against industry data and experience.  As a result of the study, the Company made changes to gross asbestos reserves.  The Company has not experienced significant claims activity related to environmental exposures other than asbestos.  The Company’s A&E reserves represent management’s best estimate of the ultimate liability, however, there can be no assurance that ultimate loss payments will not exceed such reserves, perhaps by a significant amount.  No additional gross reserve strengthening was made in 2008 and 2009.

Future Policy Benefit Reserve.
Activity in the reserve for future policy benefits is summarized for the periods indicated:

	At December 31,
(Dollars in thousands)	2009	2008	2007
Balance at beginning of year	$66,172	$78,417	$100,962
Liabilities assumed	324	190	168
Adjustments to reserves	8,835	6,546	2,414
Benefits paid in the current year	(10,795)	(18,981)	(25,127)
Balance at end of year	$64,536	$66,172	$78,417

4.  FAIR VALUE

The Company records fair value re-measurements as net realized capital gains or losses in the consolidated statements of operations and comprehensive income (loss).  The Company recorded $40.2 million in net realized capital gains and $276.0 million in net realized capital losses due to fair value re-measurements on fixed maturity securities and equity securities at fair value for the years ended December 31, 2009 and 2008, respectively.

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

In limited instances where prices are not provided by pricing services or in rare instances when a manager may not agree with the pricing service, price quotes on a non-binding basis are obtained from investment brokers.  The investment asset managers do not make any changes to prices received from either the pricing services or the investment brokers.  In addition, the investment asset managers have procedures in place to review the reasonableness of the prices from the service providers and may request verification of the prices.  In addition, the Company tests the prices on a random basis to an independent pricing source.  In limited situations, where financial markets are inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value.  The Company made no such adjustments at December 31, 2009.

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

Index

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

The Company sold six equity index put option contracts, based on the Standard & Poor’s 500 (“S&P 500”) index, for total consideration, net of commissions, of $22.5 million.  At December 31, 2009, fair value for these equity index put option contracts was $51.2 million.  These equity index put option contracts each have a single exercise date, with maturities ranging from 12 to 30 years and strike prices ranging from $1,141.21 to $1,540.63.  No amounts will be payable under these equity index put option contracts if the S&P 500 index is at, or above, the strike prices on the exercise dates, which fall between June 2017 and March 2031.  If the S&P 500 index is lower than the strike price on the applicable exercise date, the amount due would vary proportionately with the percentage by which the index is below the strike price.  Based on historical index volatilities and trends and the December 31, 2009 S&P 500 index value, the Company estimates the probability that each equity index put option contract of the S&P 500 index falling below the strike price on the exercise date to be less than 36%.  The theoretical maximum payouts under the equity index put option contracts would occur if on each of the exercise dates the S&P 500 index value were zero.  At December 31, 2009, the present value of these theoretical maximum payouts using a 6% discount factor was $254.0 million.

The Company sold one equity index put option contract based on the FTSE 100 index for total consideration, net of commissions, of $6.7 million.  At December 31, 2009, fair value for this equity index put option contract was $6.1 million.  This equity index put option contract has an exercise date of July 2020 and a strike price of ₤5,989.75.  No amount will be payable under this equity index put option contract if the FTSE 100 index is at, or above, the strike price on the exercise date.  If the FTSE 100 index is lower than the strike price on the exercise date, the amount due will vary proportionately with the percentage by which the index is below the strike price.  Based on historical index volatilities and trends and the December 31, 2009 FTSE 100 index value, the Company estimates the probability that the FTSE 100 index equity index put option contract will fall below the strike price on the exercise date to be less than 32%.  The theoretical maximum payout under the contract would occur if on the exercise date the FTSE 100 index value was zero.  At December 31, 2009, the present value of the theoretical maximum payout using a 6% discount factor and current exchange rate was $28.4 million.

These equity index put option contracts meet the definition of a derivative.  The Company’s position in these contracts is unhedged.  The Company recorded a change in fair value of $3.2 million gain, $20.9 million loss and $2.1 million loss for the twelve months ended December 31, 2009, 2008 and 2007, respectively, in the consolidated statements of operations and comprehensive income (loss).

The Company’s equity index put option contracts (derivatives) contain provisions that require collateralization of the fair value, as calculated by the counterparty, above a specified threshold, which is based on the Company’s financial strength ratings (Moody’s Investors Service, Inc.) and/or debt ratings (Standard & Poor’s Financial Services LLC). The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on December 31, 2009, was $57.3 million for which the Company had posted collateral with a market value of $49.7 million.  If on December 31, 2009, the Company’s ratings were such that the collateral threshold was zero, the Company would be required to post an additional $55.0 million, which is an approximation of the counterparties’ fair value calculation.

Index

The fair value was calculated using an industry accepted option pricing model, Black-Scholes, which used the following assumptions:

	At December 31, 2009
		Contract
	Contracts	based on
	based on	FTSE 100
	S & P 500 Index	Index
Equity index	1,115.1	5,412.9
Interest rate	4.32% to 5.45%	5.01%
Time to maturity	7.4 to 21.3 yrs	10.6 yrs
Volatility	22.6% to 24.8%	26.1%

The following tables present the fair value measurement levels for all assets and liabilities, which the Company has recorded at fair value as of the periods indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$354,153	$-	$354,153	$-
Obligations of U.S. States and political subdivisions	3,853,859	-	3,853,859	-
Corporate securities	2,496,661	-	2,486,761	9,900
Asset-backed securities	313,729	-	307,460	6,269
Mortgage-backed securities
Commercial	442,618	-	442,618	-
Agency residential	2,368,444	-	2,368,444	-
Non-agency residential	160,621	-	159,227	1,394
Foreign government securities	1,590,753	-	1,590,753	-
Foreign corporate securities	1,425,111	-	1,425,111	-
Total fixed maturities, market value	13,005,949	-	12,988,386	17,563

Fixed maturities, fair value	50,528	-	50,528	-
Equity securities, market value	16,301	16,301	-	-
Equity securities, fair value	380,025	379,058	967	-

Liabilities:
Equity index put option contracts	$57,349	$-	$-	$57,349

Index

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	December 31, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$408,718	$-	$408,718	$-
Obligations of U.S. States and political subdivisions	3,795,718	-	3,795,718	-
Corporate securities	2,271,398	-	2,248,705	22,693
Asset-backed securities	253,249	-	249,840	3,409
Mortgage-backed securities
Commercial	350,725	-	84,977	265,748
Agency residential	1,359,871	-	1,359,871	-
Non-agency residential	167,796	-	166,039	1,757
Foreign government securities	1,182,105	-	1,182,105	-
Foreign corporate securities	970,032	-	970,032	-
Total fixed maturities, market value	10,759,612	-	10,466,005	293,607

Fixed maturities, fair value	43,090	-	43,090	-
Equity securities, market value	16,900	16,900	-	-
Equity securities, fair value	119,829	119,104	725	-

Liabilities:
Equity index put option contracts	$60,552	$-	$-	$60,552

The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs for fixed maturity investments, for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2009	2008
Assets:
Balance, beginning of period	$293,607	$267,978
Total gains or (losses) (realized/unrealized)
Included in earnings (or changes in net assets)	(295)	(1,362)
Included in other comprehensive income	3,031	(17,324)
Purchases, issuances and settlements	(705)	67,025
Transfers in and/or (out) of Level 3	(278,075)	(22,710)
Balance, end of period	$17,563	$293,607

The amount of total gains or losses for the period included in earnings
(or changes in net assets) attributable to the change in unrealized
gains or losses relating to assets still held at the reporting date	$(743)	$(1,585)

The significant transfer out of Level 3 for the year ended December 31, 2009, was attributable to the inactive and illiquid financial markets at the end of 2008, requiring securities as of December 31, 2008, to be valued using unobservable market inputs.  With the markets stabilizing in 2009, most securities are now valued using observable inputs.

Index

The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs for the equity index put option contracts, for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2009	2008
Liabilities:
Balance, beginning of period	$60,552	$39,653
Total (gains) or losses (realized/unrealized)
Included in earnings (or changes in net assets)	(3,204)	20,900
Included in other comprehensive income	-	-
Purchases, issuances and settlements	-	-
Transfers in and/or (out) of Level 3	-	-
Balance, end of period	$57,349	$60,552

The amount of total gains or losses for the period included in earnings
(or changes in net assets) attributable to the change in unrealized
gains or losses relating to liabilities still held at the reporting date	$-	$-

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

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth.  Minimum net worth is an amount equal to the sum of $3,575.4 million plus 25% of consolidated net income for each of Group’s fiscal quarters, for which statements are available ending on or after January 1, 2007 and for which consolidated net income is positive, plus 25% of any increase in consolidated net worth during such period attributable to the issuance of ordinary and preferred shares, which at December 31, 2009, was $4,063.4 million.  As of December 31, 2009, the Company was in compliance with all Group Credit Facility covenants.

At December 31, 2009, the Group Credit Facility had no outstanding letters of credit under tranche one and $386.5 million outstanding letters of credit under tranche two.  At December 31, 2008, the Group Credit Facility had no outstanding letters of credit under tranche one and $411.9 million under tranche two.

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

Index

The Holdings Credit Facility requires Holdings to maintain a debt to capital ratio of not greater than 0.35 to 1 and Everest Re to maintain its statutory surplus at $1.5 billion plus 25% of future aggregate net income and 25% of future aggregate capital contributions after December 31, 2005, which at December 31, 2009, was $1,933.2 million.  As of December 31, 2009, Holdings was in compliance with all Holdings Credit Facility covenants.

At December 31, 2009 and 2008, the Holdings Credit Facility had outstanding letters of credit of $28.0 million.

Costs incurred in connection with the Group Credit Facility and the Holdings Credit Facility were $1.5 million, $1.3 million and $1.4 million for the years ended 2009, 2008 and 2007, respectively.

6.  SENIOR NOTES

On October 12, 2004, Holdings completed a public offering of $250.0 million principal amount of 5.40% senior notes due October 15, 2014.  On March 14, 2000, Holdings completed a public offering of $200.0 million principal amount of 8.75% senior notes due March 15, 2010.

Interest expense incurred in connection with these senior notes was $31.2 million for the years ended December 31, 2009, 2008 and 2007.  Market value, which is based on quoted market price at December 31, 2009 and 2008, was $256.1 million and $186.2 million, respectively, for the 5.40% senior notes and $200.0 million and $156.8 million, respectively, for the 8.75% senior notes.

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

Index

Interest expense incurred in connection with these long term notes was $18.3 million, $26.4 million and $17.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.  Market value, which is based on quoted market prices at December 31, 2009 and 2008, was $176.5 million on outstanding 6.6% long term subordinated notes of $238.6 million and $168.0 million on outstanding 6.6% long term subordinated notes of $399.6 million, respectively.

8.  JUNIOR SUBORDINATED DEBT SECURITIES PAYABLE

On March 29, 2004, Holdings issued $329.9 million of 6.20% junior subordinated debt securities, due March 29, 2034 to Everest Re Capital Trust II (“Capital Trust II”).  Holdings may redeem the junior subordinated debt securities before their maturity at 100% of their principal amount plus accrued interest as of the date of redemption.  The securities may be redeemed, in whole or in part, on one or more occasions at any time on or after March 30, 2009; or at any time, in whole, but not in part, within 90 days of the occurrence and continuation of a determination that the Trust may become subject to tax or the Investment Company Act.

On November 14, 2002, Holdings issued $216.5 million of 7.85% junior subordinated debt securities due November 15, 2032 to Everest Re Capital Trust (“Capital Trust”).  Holdings redeemed all of the junior subordinated debt securities at 100% of their principal amount plus accrued interest on November 15, 2007.

Fair value, which is primarily based on the quoted market price of the related trust preferred securities at December 31, 2009 and 2008, was $272.6 million and $222.2 million, respectively, for the 6.20% junior subordinated debt securities.

Interest expense incurred in connection with these junior subordinated notes was $20.5 million for the years ended December 31, 2009 and 2008, and $35.3 million for the year ended December 31, 2007.

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

There are certain regulatory and contractual restrictions on the ability of Holdings’ operating subsidiaries to transfer funds to Holdings in the form of cash dividends, loans or advances.  The insurance laws of the State of Delaware, where Holdings’ direct insurance subsidiaries are domiciled, require regulatory approval before those subsidiaries can pay dividends or make loans or advances to Holdings that exceed certain statutory thresholds.  In addition, the terms of Holdings Credit Facility (discussed in Note 5) require Everest Re, Holdings’ principal insurance subsidiary, to maintain a certain statutory surplus level as measured at the end of each fiscal year.  At December 31, 2009, $2,352.0 million of the $3,271.1 million in net assets of Holdings’ consolidated subsidiaries were subject to the foregoing regulatory restrictions.

Index

9.  LETTERS OF CREDIT

The Company has arrangements available for the issuance of letters of credit, which letters are generally collateralized by the Company’s cash and investments.  The Company’s agreement with Citibank is a bilateral letter of credit agreement only.  The Company’s other facility, the Wachovia Group Credit Facility, involves a syndicate of lenders (see Note 5 of the Group Credit Facility), with Wachovia acting as administrative agent.  The Citibank Holdings Credit Facility involves a syndicate of lenders (see Note 5 of the Holdings Credit Facility), with Citibank acting as administrative agent.  At December 31, 2009 and 2008, letters of credit for $633.7 million and $589.0 million, respectively, were issued and outstanding.  The letters of credit collateralize reinsurance obligations of the Company’s non-U.S. operations.  The following table summarizes the Company’s letters of credit as of December 31, 2009.

(Dollars in thousands)
Bank		Commitment	In Use	Date of Expiry
Citibank Bilateral Letter of Credit Agreement		$300,000	$2,291	11/24/2010
			74,744	12/31/2010
			37,735	1/31/2011
			25,432	6/30/2013
			37,089	12/31/2013
			11,984	9/30/2014
			29,896	12/31/2014
Total Citibank Bilateral Agreement		$300,000	$219,171

Citibank Holdings Credit Facility		$150,000	$27,959	12/31/2010
Total Citibank Holdings Credit Facility		$150,000	$27,959

Wachovia Group Credit Facility	Tranche One	$350,000	$-
	Tranche Two	500,000	386,548	12/31/2010
Total Wachovia Group Credit Facility		$850,000	$386,548

Total Letters of Credit		$1,300,000	$633,678

10.  TRUST AGREEMENTS

Certain subsidiaries of Group, principally Bermuda Re, a Bermuda insurance company and direct subsidiary of Group, have established trust agreements, which effectively use the Company’s investments as collateral, as security for assumed losses payable to certain non-affiliated ceding companies.  At December 31, 2009, the total amount on deposit in trust accounts was $95.9 million.

Index

11.  OPERATING LEASE AGREEMENTS

The future minimum rental commitments, exclusive of cost escalation clauses, at December 31, 2009, for all of the Company’s operating leases with remaining non-cancelable terms in excess of one year are as follows:

(Dollars in thousands)
2010	$9,897
2011	7,959
2012	10,449
2013	9,978
2014	8,353
Thereafter	50,297
Net commitments	$96,933

All of these leases, the expiration terms of which range from 2010 to 2020, are for the rental of office space.  Rental expense was $11.8 million, $11.1 million and $9.9 million for the years ended December 31, 2009, 2008 and 2007, respectively.

12.  INCOME TAXES

Under Bermuda law, no income or capital gains taxes are imposed on Group and its Bermuda subsidiaries.  The Minister of Finance of Bermuda has assured Group and its Bermuda subsidiaries that, pursuant to The Exempted Undertakings Tax Protection Act of 1966, they will be exempt until 2016 from imposition of any such taxes.

All the income of Group’s non-Bermuda subsidiaries is subject to the applicable federal, foreign, state and local taxes on corporations.  Additionally, the income of foreign branches of the Company’s insurance operating companies, in particular the UK branch of Bermuda Re, is subject to various income taxes.  The provision for income taxes in the consolidated statements of operations and comprehensive income (loss) has been determined in accordance with the individual income of each entity and the respective applicable tax laws.  The provision reflects the permanent differences between financial and taxable income relevant to each entity.  The significant components of the provision are as follows for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2009	2008	2007
Current tax:
U.S.	$(35,739)	$(58,534)	$147,271
Foreign	39,220	58,550	73,094
Total current tax	3,481	16	220,365
Total deferred U.S. tax expense (benefit)	128,851	(64,865)	(31,684)
Total income tax expense (benefit)	$132,332	$(64,849)	$188,681

Index

The weighted average expected tax provision has been calculated using the pre-tax income (loss) in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate.  Reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate for the periods indicated is provided below:

	Years Ended December 31,
(Dollars in thousands)	2009	2008	2007
Expected tax provision at applicable statutory rates	$176,358	$(21,854)	$230,288
Increase (decrease) in taxes resulting from:
Tax exempt income	(60,378)	(61,840)	(60,973)
Dividend received deduction	(1,409)	(2,762)	(4,283)
Proration	9,139	9,437	9,775
Other	8,622	12,170	13,874
Total income tax provision	$132,332	$(64,849)	$188,681

Deferred income taxes reflect the tax effect of the temporary differences between the value of assets and liabilities for financial statement purposes and such values as measured by the U.S. tax laws and regulations.  The principal items making up the net deferred income tax asset are as follows for the periods indicated:

	At December 31,
(Dollars in thousands)	2009	2008
Deferred tax assets:
Reserve for losses and LAE	$166,943	$194,910
Unearned premium reserve	47,266	50,727
Investment impairments	5,670	26,997
Net unrealized depreciation of investments	-	62,248
Fair value adjustments	-	5,244
Deferred compensation	14,850	15,737
AMT Credits	10,561	10,561
Foreign tax credits	46,472	38,353
Uncollectible reinsurance	16,175	84,898
Minimum pension	13,068	17,080
Other assets	40,750	39,380
Total deferred tax assets	361,755	546,135

Deferred tax liabilities:
Deferred acquisition costs	63,531	67,069
Investment discount	3,174	8,653
Net unrealized appreciation of investments	49,279	-
Fair value adjustments	12,231	-
Foreign currency translation	29,696	15,565
Gain on tender of debt	27,395	-
Other liabilities	2,279	12,481
Total deferred tax liabilities	187,585	103,768

Net deferred tax assets	$174,170	$442,367

Index

A reconciliation of the beginning and ending amount of unrecognized tax benefits, for the periods indicated, is as follows:

(Dollars in thousands)	2009	2008	2007
Balance at January 1	$34,366	$29,132	$13,800
Additions based on tax positions related to the current year	6,997	5,234	4,423
Additions for tax positions of prior years	-	-	10,909
Reductions for tax positions of prior years	-	-	-
Settlements with taxing authorities	(12,353)	-	-
Lapses of applicable statutes of limitations	-	-	-
Balance at December 31	$29,010	$34,366	$29,132

The entire amount of the unrecognized tax benefits would affect the effective tax rate if recognized.

In 2007, the Internal Revenue Service (“IRS”) completed its examination of the Company’s consolidated U.S. income tax returns for 2003 and 2004 and issued an examination report proposing various adjustments.  The Company has submitted a formal protest including requests for affirmative adjustments and believes that it has a strong chance of prevailing on the issues involved.  With few exceptions, the Company no longer is subject to U.S. federal, state and local or foreign income tax examinations by tax authorities for years before 2007 other than 2003 and 2004.

The Company recognizes accrued interest related to unrecognized tax benefits and penalties in income taxes.  During the years ended December 31, 2009, 2008 and 2007, the Company accrued and recognized approximately $1.6 million, $2.5 million and $6.0 million, respectively, in interest and penalties.

The Company is not aware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date unless the formal protest to the IRS for 2003 and 2004 is finally resolved.  It is not possible to estimate the change that would be required as a result of such resolution.

For U.S. income tax purposes the Company has foreign tax credit carryforwards of $46.5 million that begin to expire in 2017.  In addition, for U.S. income tax purposes the Company has $10.6 million of Alternative Minimum Tax credits that do not expire.  Management believes that it is more likely than not that the Company will realize the benefits of its net deferred tax assets and, accordingly, no valuation allowance has been recorded for the periods presented.

Tax benefits of $1.3 million and $1.8 million related to share-based compensation deductions for 2009 and 2008, respectively, are reflected in additional paid-in capital in the shareholders’ equity section of the consolidated balance sheets.

Index

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

Premiums written and earned and incurred losses and LAE are comprised of the following for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2009	2008	2007
Written premiums:
Direct	$824,366	$778,597	$851,347
Assumed	3,304,589	2,899,541	3,226,223
Ceded	(199,194)	(172,925)	(158,129)
Net written premiums	$3,929,761	$3,505,213	$3,919,441

Premiums earned:
Direct	$808,793	$844,365	$922,005
Assumed	3,255,849	3,031,721	3,213,140
Ceded	(170,544)	(181,785)	(137,647)
Net premiums earned	$3,894,098	$3,694,301	$3,997,498

Incurred losses and LAE:
Direct	$655,263	$658,201	$793,436
Assumed	1,829,371	1,856,821	1,869,394
Ceded	(110,576)	(76,050)	(114,692)
Net incurred losses and LAE	$2,374,058	$2,438,972	$2,548,138

The amounts deducted from losses and LAE incurred for net reinsurance recoveries were $110.6 million, $76.0 million and $114.7 million for the years ended December 31, 2009, 2008 and 2007, respectively, see also Note 3.

Index

14.  OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the components of comprehensive income (loss) in the consolidated statements of operations for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2009	2008	2007

Net income (loss)	$806,989	$(18,758)	$839,275
Other comprehensive income (loss), before tax:
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period
URA(D) of investments - temporary	550,356	(499,622)	7,065
URA(D) of investments - non-credit OTTI	35,563	-	-
URA(D) on securities arising during the period	585,919	(499,622)	7,065
Less: reclassification adjustment for realized losses (gains) included in net income (loss)	50,789	189,231	14,292
Total URA(D) on securities arising during the period	636,708	(310,391)	21,357
Foreign currency translation adjustments	98,931	(209,667)	49,132
Pension adjustments	11,466	(38,715)	17,443
Total other comprehensive income (loss), before tax	747,105	(558,773)	87,932

Income tax (expense) benefit related to items of other comprehensive income (loss):
Tax (expense) benefit on URA(D) arising during the period
Tax (expense) benefit on URA(D) of investments - temporary	(91,259)	104,410	1,653
Tax (expense) benefit on URA(D) of investments - non-credit OTTI	(3,830)	-	-
Tax (expense) benefit on URA(D) on securities arising during the period	(95,089)	104,410	1,653
Tax reclassification due to realized losses (gains) included in net income (loss)	(11,674)	(30,598)	(1,831)
Total tax (expense) benefit from URA(D) arising during the period	(106,763)	73,812	(178)
Tax (expense) benefit from foreign currency translation	(15,128)	16,405	(16,222)
Tax (expense) benefit on pension	(4,013)	13,550	(6,105)
Total income tax (expense) benefit related to items of other comprehensive income (loss):	(125,904)	103,767	(22,505)
Other comprehensive income (loss), net of tax	621,201	(455,006)	65,427
Comprehensive income (loss)	$1,428,190	$(473,764)	$904,702

The following table presents the components of accumulated other comprehensive income (loss), net of tax, in the consolidated balance sheets for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2009	2008
Beginning balance of URA (D) on securities	$(163,359)	$73,220
Current period change in URA (D) of investments - temporary	478,007	(236,579)
Current period change in URA (D) of investments - non-credit OTTI	(5,374)	-
Ending balance of URA (D) on securities	309,274	(163,359)

Beginning balance of foreign currency translation adjustments	(96,771)	96,491
Current period change in foreign currency translation adjustments	83,803	(193,262)
Ending balance of foreign currency translation adjustments	(12,968)	(96,771)

Beginning balance of pension	(31,721)	(6,556)
Current period change in pension	7,453	(25,165)
Ending balance of pension	(24,268)	(31,721)

Ending balance of accumulated other comprehensive income (loss)	$272,038	$(291,851)

Index

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

Although not required to make contributions under IRS regulations, the Company contributed $5.2 million and $20.6 million to the qualified plan in 2009 and 2008, respectively.  Pension expense for the Company’s plans for the years ended December 31, 2009, 2008 and 2007 was $10.8 million, $5.9 million and $6.4 million, respectively.

The following table summarizes the status of these defined benefit plans for U.S. employees for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2009	2008
Change in projected benefit obligation:
Benefit obligation at beginning of year	$102,907	$90,645
Service cost	6,015	5,174
Interest cost	6,385	5,916
Actuarial loss	6,808	5,650
Benefits paid	(3,949)	(4,478)
Projected benefit obligation at end of year	118,166	102,907

Change in plan assets:
Fair value of plan assets at beginning of year	75,798	82,963
Actual return on plan assets	21,113	(26,391)
Actual contributions during the year	7,851	23,843
Administrative expenses paid	(85)	(139)
Benefits paid	(3,949)	(4,478)
Fair value of plan assets at end of year	100,728	75,798

Funded status at end of year	$(17,438)	$(27,109)

Amounts recognized in the consolidated balance sheets for the periods indicated:

	At December 31,
(Dollars in thousands)	2009	2008
Other assets (due beyond one year)	$8,394	$-
Other liabilities (due within one year)	(8,679)	(6,077)
Other liabilities (due beyond one year)	(17,153)	(21,032)
Net amount recognized in the consolidated balance sheets	$(17,438)	$(27,109)

Index

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive loss for the periods indicated:

	At December 31,
(Dollars in thousands)	2009	2008
Prior service cost	$(266)	$(315)
Accumulated loss	(33,708)	(46,252)
Accumulated other comprehensive loss	$(33,974)	$(46,567)

Other changes in other comprehensive loss for the periods indicated are as follows:

	Years Ended December 31,
(Dollars in thousands)	2009	2008
Other comprehensive loss at December 31, prior year	$(46,567)	$(9,240)
Net gain (loss) arising during period	8,076	(38,763)
Recognition of amortizations in net periodic benefit cost:
Prior service cost	49	51
Actuarial loss	4,468	1,385
Other comprehensive loss at December 31, current year	$(33,974)	$(46,567)

Net periodic benefit cost for U.S. employees included the following components for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2009	2008	2007
Service cost	$6,015	$5,174	$5,096
Interest cost	6,385	5,916	5,263
Expected return on assets	(6,145)	(6,583)	(5,538)
Amortization of actuarial loss from earlier periods	3,663	601	1,425
Amortization of unrecognized prior service cost	49	51	126
Settlement	805	784	-
Net periodic benefit cost	$10,772	$5,943	$6,372

Other changes recognized in other comprehensive income:
Other comprehensive income attributable to change from prior year	(12,593)	37,327

Total recognized in net periodic benefit cost and other
comprehensive income	$(1,821)	$43,270

The estimated transition obligation, actuarial loss and prior service cost that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next year are $0.0 million, $2.0 million and $0.0 million, respectively.

The weighted average discount rates used to determine net periodic benefit cost for 2009, 2008 and 2007 were 6.25%, 6.55% and 5.94%, respectively.  The rate of compensation increase used to determine the net periodic benefit cost for 2009, 2008 and 2007 was 4.0%, 4.5% and 4.5%, respectively.  The expected long-term rate of return on plan assets for 2009, 2008 and 2007 was 8.0%, and was based on expected portfolio returns and allocations.

The weighted average discount rates used to determine the actuarial present value of the projected benefit obligation for year end 2009, 2008 and 2007 were 6.10%, 6.25% and 6.55%, respectively.

Index

The following table summarizes the accumulated benefit obligation for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2009	2008
Qualified Plan	$73,969	$63,663
Non-qualified Plan	21,898	20,171
Total	$95,867	$83,834

The following table displays the plans with projected benefit obligations in excess of plan assets for the periods indicated:

	At December 31,
(Dollars in thousands)	2009	2008
Qualified Plan
Projected benefit obligation	NA	$79,574
Fair value of plan assets	NA	75,798
Non-qualified Plan
Projected benefit obligation	$25,831	$23,333
Fair value of plan assets	-	-

The following table displays the plans with accumulated benefit obligations in excess of plan assets for the periods indicated:

	At December 31,
(Dollars in thousands)	2009	2008
Qualified Plan
Accumulated benefit obligation	NA	NA
Fair value of plan assets	NA	NA
Non-qualified Plan
Accumulated benefit obligation	$21,898	$20,171
Fair value of plan assets	-	-

The following table displays the expected benefit payments in the periods indicated:

(Dollars in thousands)
2010	$10,629
2011	4,311
2012	5,246
2013	5,607
2014	7,176
Next 5 years	37,659

Plan assets consist of shares in investment trusts with approximately 59%, 33% and 8% of the underlying assets consisting of equity securities, fixed maturities and cash, respectively.  The Company manages the qualified plan investments for U.S. employees.  The assets in the plan consist of debt and equity mutual funds.  Due to the long term nature of the plan, the target asset allocation has historically been 70% equities and 30% bonds.

Index

The following table presents the fair value measurement levels for the qualified plan assets at fair value for the periods indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash	$36	$36	$-	$-
Short-term investments, which approximates fair value (a)	7,436	7,436	-	-
Mutual funds, fair value
Fixed income (b)	33,566	33,566	-	-
Equities (c)	53,126	53,126	-	-
Multi-strategy equity fund, fair value (d)	6,564	-	-	6,564
Total	$100,728	$94,164	$-	$6,564

(a)	This category includes high quality, short-term money market instruments, which are issued and payable in U.S. dollars.
(b)
This category includes three fixed income funds, which invest in investment grade securities of corporations, governments and government agencies with approximately half in U.S. securities and half in international securities.

(c)
This category includes eight funds, which invest in small, mid and multi-cap equity securities including common stocks, securities convertible into common stock and securities with common stock characteristics, such as rights and warrants, with approximately two-thirds in U.S. equities and one-third in international equities.

(d)	This category consists of a fund of U.S. and international equity funds and may include currency hedges for the foreign funds. The underlying equity funds are valued at their net asset value.

The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs for fixed maturity investments, for the period indicated:

Year Ended
(Dollars in thousands)	December 31, 2009
Assets:
Balance, beginning of period	$-
Actual return on plan assets:
Relating to assets still held at the reporting date	564
Relating to assets sold during the period	-
Purchases, issuances and settlements	6,000
Transfers in and/or (out) of Level 3	-
Balance, end of period	$6,564

The Company does not expect to make any contributions to the qualified plan in 2010.

Defined Contribution Plans.
The Company also maintains both qualified and non-qualified defined contribution plans (“Savings Plan” and “Non-Qualified Savings Plan”, respectively) covering U.S. employees.  Under the plans, the Company contributes up to a maximum 3% of the participants’ compensation based on the contribution percentage of the employee.  The Non-Qualified Savings Plan provides compensating savings plan benefits for participants whose benefits have been curtailed under the Savings Plan due to Internal Revenue Code limitations.  The Company’s incurred expenses related to these plans were $1.6 million, $1.4 million and $1.2 million in 2009, 2008 and 2007, respectively.

Index

In addition, the Company maintains several defined contribution pension plans covering non-U.S. employees.  Each non-U.S. office (Brazil, Canada, London, Belgium, Singapore, Ireland and Bermuda) maintains a separate plan for the non-U.S. employees working in that location.  The Company contributes various amounts based on salary, age and/or years of service.  The contributions as a percentage of salary for the branch offices range from 3.1% to 13.3%.  The contributions are generally used to purchase pension benefits from local insurance providers.  The Company’s incurred expenses related to these plans were $0.8 million, $0.7 million and $0.7 million for 2009, 2008 and 2007, respectively.

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

A healthcare inflation rate for pre-Medicare claims of 9% in 2009 was assumed to decrease gradually to 5% in 2018 and then remain at that level.  A healthcare inflation rate for post-Medicare claims of 7% in 2009 was assumed to decrease gradually to 5% in 2018 then remain at that level.

Effective December 31, 2009, the healthcare inflation rate for pre-Medicare claims is 8.1% in 2010, decreasing gradually to 4.5% in 2027.  The healthcare inflation rate for post-Medicare claims is 6.4% in 2010, decreasing gradually to 4.5% in 2027.

Changes in the assumed healthcare cost trend can have a significant effect on the amounts reported for the healthcare plans.  A one percent change in the rate would have the following effects on:

	Percentage	Percentage
	Point Increase	Point Decrease
(Dollars in thousands)	($ Impact)	($ Impact)
a. Effect on total service and interest cost components	$358	$(281)
b. Effect on accumulated post-retirement benefit obligation	2,734	(2,195)

Benefit expense for this plan for the years ended December 31, 2009, 2008 and 2007 was $1.8 million, $1.4 million and $1.2 million, respectively.

The following table summarizes the status of this plan for the periods indicated:

	At December 31,
(Dollars in thousands)	2009	2008
Change in projected benefit obligation:
Benefit obligation at beginning of year	$12,356	$9,832
Service cost	902	732
Interest cost	780	664
Actuarial loss	1,213	1,401
Benefits paid	(332)	(273)
Benefit obligation at end of year	14,919	12,356

Change in plan assets:
Fair value of plan assets at beginning of year	-	-
Employer contributions	332	273
Benefits paid	(332)	(273)
Fair value of plan assets at end of year	-	-

Funded status at end of year	$(14,919)	$(12,356)

Index

Amounts recognized in the consolidated balance sheets for the periods indicated:

	At December 31,
(Dollars in thousands)	2009	2008
Other liabilities (due within one year)	$(323)	$(219)
Other liabilities (due beyond one year)	(14,596)	(12,137)
Net amount recognized in the consolidated balance sheets	$(14,919)	$(12,356)

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive loss for the periods indicated:

	At December 31,
(Dollars in thousands)	2009	2008
Accumulated loss	$(3,361)	$(2,234)
Accumulated other comprehensive loss	$(3,361)	$(2,234)

Other changes in other comprehensive loss for the periods indicated are as follows:

	Years Ended December 31,
(Dollars in thousands)	2009	2008
Other comprehensive loss at December 31, prior year	$(2,234)	$(848)
Net loss arising during period	(1,213)	(1,401)
Recognition of amortizations in net periodic benefit cost:
Actuarial loss	86	15
Other comprehensive loss at December 31, current year	$(3,361)	$(2,234)

Net periodic benefit cost included the following components for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2009	2008	2007
Service cost	$902	$732	$663
Interest cost	780	664	536
Net loss recognition	87	15	18
Net periodic cost	$1,769	$1,411	$1,217

Other changes recognized in other comprehensive income:
Other comprehensive gain attributable to change from prior year	1,127	1,386

Total recognized in net periodic benefit cost and
other comprehensive income	$2,896	$2,797

The estimated transition obligation, actuarial loss and prior service cost that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $0.0 thousand, $131.1 thousand and $0.0 thousand, respectively.

The weighted average discount rates used to determine net periodic benefit cost for 2009, 2008 and 2007 were 6.25%, 6.55% and 5.94%, respectively.

The weighted average discount rates used to determine the actuarial present value of the projected benefit obligation at year end 2009, 2008 and 2007 were 6.10%, 6.25% and 6.55%, respectively.

Index

The following table summarizes the benefit obligation for the post-retirement plan for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2009	2008
Post-retirement Plan	$14,919	$12,356

The following table displays the expected benefit payments in the years indicated:

(Dollars in thousands)
2010	$323
2011	389
2012	458
2013	548
2014	643
Next 5 years	5,030

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

Under Irish corporate and regulatory law, Holdings Ireland and its subsidiaries are limited as to the dividends they can pay based on retained earnings and net income (loss) and/or capital and minimum solvency requirements.

Delaware law provides that an insurance company which is a member of an insurance holding company system and is domiciled in the state shall not pay dividends without giving prior notice to the Insurance Commissioner of Delaware and may not pay dividends without the approval of the Insurance Commissioner if the value of the proposed dividend, together with all other dividends and distributions made in the preceding twelve months, exceeds the greater of (1) 10% of statutory surplus or (2) net income, not including realized capital gains, each as reported in the prior year’s statutory annual statement.  In addition, no dividend may be paid in excess of unassigned earned surplus.  At December 31, 2009, Everest Re has $456.6 million available for payment of dividends in 2010 without the need for prior regulatory approval.

Index

Statutory Financial Information.
Everest Re prepares its statutory financial statements in accordance with accounting practices prescribed or permitted by the National Association of Insurance Commissioners (“NAIC”) and the Delaware Insurance Department.  Prescribed statutory accounting practices are set forth in the NAIC Accounting Practices and Procedures Manual.  The capital and statutory surplus of Everest Re was $2,789.7 million and $2,342.4 million at December 31, 2009 and 2008, respectively.  The statutory net income of Everest Re was $442.7 million, $74.4 million and $673.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Bermuda Re prepares its statutory financial statements in conformity with the accounting principles set forth in Bermuda in The Insurance Act 1978, amendments thereto and related regulations.  The statutory capital and surplus of Bermuda Re was $2,572.5 million and $2,181.6 million at December 31, 2009 and 2008, respectively.  The statutory net income of Bermuda Re was $441.7 million, $42.3 million and $419.3 million for the years ended December 31, 2009, 2008 and 2007, respectively.

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

In 1993 and prior, the Company had a business arrangement with The Prudential wherein, for a fee, the Company accepted settled claim payment obligations of certain property and casualty insurers, and, concurrently, became the owner of the annuity or assignee of the annuity proceeds funded by the property and casualty insurers specifically to fulfill these fully settled obligations.  In these circumstances, the Company would be liable if The Prudential, which has an A+ (Superior) financial strength rating from A.M. Best Company (“A.M. Best”), was unable to make the annuity payments.  The estimated cost to replace all such annuities for which the Company was contingently liable at December 31, 2009 and 2008 was $152.3 million and $152.1 million, respectively.

Prior to its 1995 initial public offering, the Company purchased annuities from an unaffiliated life insurance company with an A+ (Superior) financial strength rating from A.M. Best to settle certain claim liabilities of the company.  Should the life insurance company become unable to make the annuity payments, the Company would be liable for those claim liabilities.  The estimated cost to replace such annuities at December 31, 2009 and 2008, was $24.6 million and $23.1 million, respectively.

18.  SHARE-BASED COMPENSATION PLANS

The Company has a 2002 Stock Incentive Plan (“2002 Employee Plan”), a 1995 Stock Incentive Plan (“1995 Employee Plan”), a 2009 Non-Employee Director Stock Option and Restricted Stock Plan (“2009 Director Plan”), a 2003 Non-Employee Director Equity Compensation Plan (“2003 Director Plan”) and a 1995 Stock Option Plan for Non-Employee Directors (“1995 Director Plan”).  In addition, the Company has awarded options to non-employee directors in Board actions in 2001, 2000 and 1999.

Under the 2002 Employee Plan, 4,000,000 common shares have been authorized to be granted as non-qualified share options, incentive share options, share appreciation rights or restricted share and share awards to officers and key employees of the Company. At December 31, 2009, there were 525,518 remaining shares available to be granted under the 2002 Employee Plan.  Through December 31, 2009, only

Index

non-qualified share options and restricted share awards had been granted under the 2002 Employee Plan. The 2002 Employee Plan replaced the 1995 Employee Plan; therefore, no further awards will be granted under the 1995 Employee Plan.  Under the 2009 Director Plan, 37,439 common shares have been authorized to be granted as share options or restricted share awards to non-employee directors of the Company.  At December 31, 2009, there were 37,439 remaining shares available to be granted under the 2009 Director Plan.  The 2009 Director Plan replaced the 1995 Director Plan, which expired.  Under the 2003 Director Plan, 500,000 common shares have been authorized to be granted as share options or share awards to non-employee directors of the Company.  At December 31, 2009 there were 455,000 remaining shares available to be granted under the 2003 Director Plan.

Board actions in 2001, 2000 and 1999, which were not approved by shareholders, awarded options to non-employee directors.  The Board actions were designed to award non-employee directors, whose services are considered essential to the Company’s continued success, with the option to purchase common shares to increase their ownership interest in the Company and to align such interests with those of the shareholders of the Company.  Under Board actions in 2001, 2000 and 1999; 40,000, 30,000 and 26,000 common shares, respectively, were granted as share options to non-employee directors of the Company.

Options and restricted shares granted under the 2002 Employee Plan and the 1995 Employee Plan vest at the earliest of 20% per year over five years or upon the expiration of any applicable employment agreement.  Options granted under the 1995 Director Plan vested at 50% per year over two years.  Options and restricted shares granted under the 2003 Director Plan generally vest at 33% per year over three years, unless an alternate vesting period is authorized by the Board. Options and restricted shares granted under the 2009 Director Plan will vest as provided in the award agreement. The 2001, 2000 and 1999 Board actions vest at 33% per year over three years.  All options are exercisable at fair market value of the stock at the date of grant and expire ten years after the date of grant.

For share options and restricted shares granted under the 2002 Employee Plan, the 1995 Employee Plan, the 2009 Director Plan, the 2003 Director Plan and the 1995 Director Plan, share-based compensation expense recognized in the consolidated statements of operations and comprehensive income (loss) was $13.3 million, $16.3 million and $17.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.  The corresponding income tax benefit recorded in the consolidated statements of operations and comprehensive income (loss) for share-based compensation was $4.2 million, $3.6 million and $3.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.

For the year ended December 31, 2009, share-based compensation awards granted were 131,700 restricted shares and 654,900 options, granted on February 18, February 23, May 13 and September 16, with a grant exercise price of $71.72, $67.83, $71.94 and $85.39, per share, respectively, and a per option fair value of $17.44, $16.58, $18.03 and $22.02, respectively.  The fair value per option was calculated on the date of the grant using the Black-Scholes option valuation model.  The following assumptions were used in calculating the fair value of the options granted:

	Years Ended December 31,
	2009	2008	2007
Weighted-average volatility	27.32%	25.90%	26.45%
Weighted-average dividend yield	2.00%	2.00%	1.89%
Weighted-average expected term	6.63 years	6.44 years	6.42 years
Weighted-average risk-free rate	2.13%	3.33%	4.68%

In 2008, the Company adopted the required FASB accounting guidance that recognizes, as an increase to additional paid-in capital, a realized income tax benefit from dividends, charged to retained earnings and paid to employees on equity classified non-vested equity shares.  In addition, the amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards.  For the years ended December 31, 2009 and 2008, the Company recognized $99.3 thousand and $39.6 thousand, respectively, of additional paid-in capital due to tax benefits from dividends on restricted shares.

Index

A summary of the option activity under the Company’s shareholder approved and non-approved plans as of December 31, 2009, 2008 and 2007, and changes during the year then ended is presented in the following tables:

Compensation plans approved by shareholders:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
(Dollars in thousands, except per share)		Exercise	Contractual	Intrinsic
Options	Shares	Price/Share	Term	Value
Outstanding at January 1, 2009	1,967,626	$80.29
Granted	654,900	72.01
Exercised	138,170	43.55
Forfeited/Cancelled/Expired	65,600	91.06
Outstanding at December 31, 2009	2,418,756	79.86	6.2	$26,186

Exercisable at December 31, 2009	1,251,276	75.78	4.2	$17,304

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
(Dollars in thousands, except per share)		Exercise	Contractual	Intrinsic
Options	Shares	Price/Share	Term	Value
Outstanding at January 1, 2008	1,792,126	$73.94
Granted	379,106	99.67
Exercised	141,300	46.07
Forfeited/Cancelled/Expired	62,306	93.19
Outstanding at December 31, 2008	1,967,626	80.29	5.9	$14,072

Exercisable at December 31, 2008	1,153,826	68.55	4.3	$13,927

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
(Dollars in thousands, except per share)		Exercise	Contractual	Intrinsic
Options	Shares	Price/Share	Term	Value
Outstanding at January 1, 2007	1,798,736	$64.79
Granted	371,550	99.09
Exercised	308,210	48.96
Forfeited/Cancelled/Expired	69,950	82.24
Outstanding at December 31, 2007	1,792,126	73.94	6.0	$46,981

Exercisable at December 31, 2007	1,074,406	61.81	4.5	$41,204

Index

Compensation plans not approved by shareholders:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
(Dollars in thousands, except per share)		Exercise	Contractual	Intrinsic
Options	Shares	Price/Share	Term	Value
Outstanding at January 1, 2009	83,000	$37.09
Granted	-	-
Exercised	45,500	31.83
Forfeited/Cancelled/Expired	-	-
Outstanding at December 31, 2009	37,500	43.48	1.4	$1,592

Exercisable at December 31, 2009	37,500	43.48	1.4	$1,592

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
(Dollars in thousands, except per share)		Exercise	Contractual	Intrinsic
Options	Shares	Price/Share	Term	Value
Outstanding at January 1, 2008	89,500	$36.62
Granted	-	-
Exercised	6,500	30.63
Forfeited/Cancelled/Expired	-	-
Outstanding at December 31, 2008	83,000	37.09	1.8	$3,286

Exercisable at December 31, 2008	83,000	37.09	1.8	$3,286

Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
(Dollars in thousands, except per share)		Exercise	Contractual	Intrinsic
Options	Shares	Price/Share	Term	Value
Outstanding at January 1, 2007	89,500	$36.62
Granted	-	-
Exercised	-	-
Forfeited/Cancelled/Expired	-	-
Outstanding at December 31, 2007	89,500	36.62	2.7	$5,686

Exercisable at December 31, 2007	89,500	36.62	2.7	$5,686

The weighted-average grant-date fair value of options granted during the years 2009, 2008 and 2007 was $17.54, $25.42 and $29.05 per share, respectively.  The aggregate intrinsic value (market price less exercise price) of options exercised during the years ended December 31, 2009, 2008 and 2007 was $7.5 million, $6.4 million and $17.0 million, respectively.  The cash received from the exercised share options for the year ended December 31, 2009 was $7.5 million.  The tax benefit realized from the options exercised for the year ended December 31, 2009 was $1.7 million.

Index

The following table summarizes information about share options outstanding for the period indicated:

	At December 31, 2009
	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
	Number	Remaining	Average	Number	Average
Range of	Outstanding	Contractual	Exercise	Exercisable	Exercise
Exercise Prices	at 12/31/09	Life	Price	at 12/31/09	Price
$21.2550 - $31.8825	17,800	0.1	$25.34	17,800	$25.34
$31.8826 - $42.5100	-	0.0	-	-	-
$42.5101 - $53.1375	100,000	1.7	48.01	100,000	48.01
$53.1376 - $63.7650	181,400	2.7	55.60	181,400	55.60
$63.7651 - $74.3925	1,207,856	6.3	71.52	584,456	71.33
$74.3926 - $85.0200	-	0.0	-	-	-
$85.0201 - $95.6475	264,400	5.9	94.66	196,900	95.26
$95.6476 - $106.2750	684,800	7.6	99.36	208,220	99.23
	2,456,256	6.1	79.30	1,288,776	74.84

The following table summarizes the status of the Company’s non-vested shares and changes for the periods indicated:

	Years Ended December 31,
	2009		2008		2007
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
Restricted (non-vested) Shares	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Outstanding at January 1,	139,662	$96.39	188,590	$92.85	179,300	$87.66
Granted	131,700	73.25	113,182	96.94	79,500	99.02
Vested	39,216	95.83	150,810	92.33	49,510	84.97
Forfeited	31,700	89.06	11,300	97.01	20,700	90.43
Outstanding at December 31,	200,446	82.45	139,662	96.39	188,590	92.85

As of December 31, 2009, there was $12.9 million of total unrecognized compensation cost related to non-vested share-based compensation expense.  That cost is expected to be recognized over a weighted-average period of 3.5 years.  The total fair value of shares vested during the years ended December 31, 2009, 2008 and 2007, was $3.8 million, $13.9 million and $4.2 million, respectively.  The tax benefit realized from the shares vested for the year ended December 31, 2009 was $0.6 million.  In addition, the Company recorded an increase in paid-in capital of $0.1 million due to dividends paid on non-vested shares for the year ended December 31, 2009.

In addition to the 2002 Employee Plan, the 1995 Employee Plan, the 2009 Director Plan, the 2003 Director Plan and the 1995 Director Plan, Group issued 488 common shares in 2009, 1,893 common shares in 2008 and 1,991 common shares in 2007 to the Company’s non-employee directors as compensation for their service as directors.  These issuances had aggregate values of approximately $37,400, $168,000 and $206,000, respectively.

Index

Since its 1995 initial public offering, the Company has issued to certain key employees of the Company 626,882 restricted common shares, of which 83,660 restricted shares have been cancelled. The Company has issued to non-employee directors of the Company 32,500 restricted common shares, of which no restricted shares have been cancelled.  The Company acquired 12,489; 69,093 and 21,332 common shares at a cost of $1.0 million, $6.2 million and $2.2 million in 2009, 2008 and 2007, respectively, from employees who chose to pay required withholding taxes with shares exercised or restricted shares vested. The Company acquired 1,753 common shares at a cost of $0.1 million in 2009 from employees who chose to pay the option grant price with shares.  The Company acquired 2,935 common shares at a cost of $0.2 million in 2009 from a non-employee director who chose to pay the option grant price with shares.

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

20.  SEGMENT REPORTING

The Company, through its subsidiaries, operates in five segments:  U.S. Reinsurance, U.S. Insurance, Specialty Underwriting, International and Bermuda.  The U.S. Reinsurance operation writes property and casualty reinsurance, on both a treaty and facultative basis, through reinsurance brokers, as well as directly with ceding companies within the U.S.  The U.S. Insurance operation writes property and casualty insurance primarily through general agents, brokers and surplus lines brokers within the U.S.  The Specialty Underwriting operation writes accident and health (“A&H”), marine, aviation and surety business within the U.S. and worldwide through brokers and directly with ceding companies.  The International operation writes non-U.S. property and casualty reinsurance through Everest Re’s branches in Canada and Singapore and offices in Miami and New Jersey. The Bermuda operation provides reinsurance and insurance to worldwide property and casualty markets and reinsurance to life insurers through brokers and directly with ceding companies from its Bermuda office and reinsurance to the United Kingdom and European markets through its UK branch.

These segments are managed independently, but conform with corporate guidelines with respect to pricing, risk management, control of aggregate catastrophe exposures, capital, investments and support operations.  Management generally monitors and evaluates the financial performance of these operating segments based upon their underwriting results.

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

Index

The following tables present the underwriting results for the operating segments for the periods indicated:

U.S. Reinsurance	Years Ended December 31,
(Dollars in thousands)	2009	2008	2007
Gross written premiums	$1,172,304	$957,900	$1,193,523
Net written premiums	1,167,222	948,798	1,183,076

Premiums earned	$1,150,336	$1,050,340	$1,282,888
Incurred losses and LAE	574,757	798,165	705,408
Commission and brokerage	272,165	273,330	327,188
Other underwriting expenses	36,181	32,180	33,280
Underwriting gain (loss)	$267,233	$(53,335)	$217,012

U.S. Insurance	Years Ended December 31,
(Dollars in thousands)	2009	2008	2007
Gross written premiums	$842,564	$771,798	$885,604
Net written premiums	656,178	616,957	744,284

Premiums earned	$671,119	$705,522	$735,931
Incurred losses and LAE	538,626	549,854	556,375
Commission and brokerage	124,388	146,728	136,233
Other underwriting expenses	74,627	64,324	58,216
Underwriting loss	$(66,522)	$(55,384)	$(14,893)

Specialty Underwriting	Years Ended December 31,
(Dollars in thousands)	2009	2008	2007
Gross written premiums	$234,774	$260,422	$270,081
Net written premiums	229,960	254,219	263,843

Premiums earned	$234,537	$251,778	$261,965
Incurred losses and LAE	163,377	165,869	173,264
Commission and brokerage	72,572	70,824	68,525
Other underwriting expenses	8,719	8,055	8,464
Underwriting (loss) gain	$(10,131)	$7,030	$11,712

International	Years Ended December 31,
(Dollars in thousands)	2009	2008	2007
Gross written premiums	$1,084,476	$904,668	$805,872
Net written premiums	1,081,337	902,137	805,984

Premiums earned	$1,053,538	$885,456	$803,830
Incurred losses and LAE	613,251	504,814	501,900
Commission and brokerage	267,121	230,920	199,460
Other underwriting expenses	23,083	19,780	18,633
Underwriting gain	$150,083	$129,942	$83,837

Index

Bermuda	Years Ended December 31,
(Dollars in thousands)	2009	2008	2007
Gross written premiums	$794,837	$783,351	$922,490
Net written premiums	795,064	783,102	922,254

Premiums earned	$784,568	$801,205	$912,884
Incurred losses and LAE	484,047	420,270	611,191
Commission and brokerage	192,087	208,892	230,382
Other underwriting expenses	24,568	24,199	20,926
Underwriting gain	$83,866	$147,844	$50,385

The following table reconciles the underwriting results for the operating segments to income before taxes as reported in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2009	2008	2007
Underwriting gain	$424,529	$176,097	$348,053
Net investment income	547,793	565,887	682,392
Net realized capital (losses) gains	(2,312)	(695,830)	86,283
Realized gain on debt repurchase	78,271	-	-
Net derivative gain (loss)	3,204	(20,900)	(2,124)
Corporate expenses	(17,607)	(13,811)	(13,085)
Interest, fee and bond issue cost amortization expense	(72,081)	(79,171)	(91,561)
Other (expense) income	(22,476)	(15,879)	17,998
Income (loss) before taxes	$939,321	$(83,607)	$1,027,956

The Company produces business in the U.S., Bermuda and internationally.  The net income deriving from and assets residing in the individual foreign countries in which the Company writes business are not identifiable in the Company’s financial records.  Based on gross written premium, the largest country, other than the U.S., in which the Company writes business, is the United Kingdom, with $497.6 million of gross written premium for the year ended December 31, 2009.  No other country represented more than 5% of the Company’s revenues.

Approximately 22.4%, 21.2% and 14.7% of the Company’s gross written premiums in 2009, 2008 and 2007, respectively, were sourced through the Company’s largest intermediary.

21.  SUBSEQUENT EVENTS

On February 27, 2010, there was a major earthquake offshore of southern Chile and on February 28, 2010 a major wind storm in Europe.  The Company provides property and casualty reinsurance coverage in Chile and Europe.  Due to the recentness of these events, the Company is unable to estimate the amount of loss at this time; however, the Company anticipates that the losses will adversely impact the first quarter 2010 financial results.  The Company will make appropriate disclosure of loss estimates as the information becomes available.  The Company does not have any other subsequent events to report.

Index

22.  UNAUDITED QUARTERLY FINANCIAL DATA

Summarized quarterly financial data for the periods indicated:

	2009
(Dollars in thousands, except per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Operating data:
Gross written premiums	$997,785	$973,821	$1,128,840	$1,028,509
Net written premiums	970,746	926,746	1,057,254	975,015

Premiums earned	932,290	956,908	975,380	1,029,520
Net investment income	68,754	167,209	165,387	146,443
Net realized capital losses (gains)	(65,137)	23,462	31,063	8,300
Total claims and underwriting expenses	836,078	841,336	865,441	944,321
Net income	108,556	272,588	228,618	197,227

Earnings per common share:
Basic	$1.77	$4.44	$3.76	$3.29
Diluted	$1.76	$4.43	$3.75	$3.28

	2008
(Dollars in thousands, except per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Operating data:
Gross written premiums	$877,502	$905,323	$999,167	$896,147
Net written premiums	838,663	864,756	960,597	841,197

Premiums earned	911,973	942,095	931,859	908,374
Net investment income	150,132	175,917	164,478	75,360
Net realized capital losses	(136,383)	(31,566)	(293,365)	(234,516)
Total claims and underwriting expenses	812,741	889,183	1,072,048	758,043
Net income (loss)	77,933	153,027	(233,127)	(16,591)

Earnings (loss) per common share:
Basic	$1.24	$2.48	$(3.79)	$(0.27)
Diluted	$1.24	$2.46	$(3.79)	$(0.27)

Index

SCHEDULE I — SUMMARY OF INVESTMENTS —
OTHER THAN INVESTMENTS IN RELATED PARTIES
December 31, 2009

Column A	Column B	Column C	Column D
			Amount
			Shown in
		Market	Balance
(Dollars in thousands)	Cost	Value	Sheet
Fixed maturities-available for sale
Bonds:
U.S. government and government agencies	$339,839	$354,153	$354,153
State, municipalities and political subdivisions	3,694,267	3,853,859	3,853,859
Foreign government securities	1,507,385	1,590,753	1,590,753
Foreign corporate securities	1,377,417	1,425,111	1,425,111
Public utilities	280,021	291,079	291,079
All other corporate bonds	2,431,851	2,501,732	2,501,732
Mortgage- backed securities:
Commercial	475,204	442,618	442,618
Agency residential	2,310,826	2,368,444	2,368,444
Non-agency residential	177,500	160,621	160,621
Redeemable preferred stock	20,432	17,579	17,579
Total fixed maturities-available for sale	12,614,742	13,005,949	13,005,949
Fixed maturities-available for sale at fair value (1)	42,769	50,528	50,528
Equity securities - available for sale at market value	13,970	16,301	16,301
Equity securities - available for sale at fair value (1)	365,244	380,025	380,025
Short-term investments	673,131	673,131	673,131
Other invested assets	546,158	545,284	545,284
Cash	247,598	247,598	247,598

Total investments and cash	$14,503,612	$14,918,816	$14,918,816

(1) Original cost does not reflect fair value adjustments, which have been realized through the statements of operations and comprehensive income.

Index

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED BALANCE SHEETS

	December 31,
(Dollars in thousands, except par value per share)	2009	2008

ASSETS
Fixed maturities - available for sale, at market value	$-	$212,808
(amortized cost: 2009, $0; 2008, $225,601)
Short-term investments	77,324	72,717
Cash	246	564
Investment in subsidiaries, at equity in the underlying net assets	6,021,999	4,672,981
Accrued investment income	-	2,136
Receivable from subsidiaries	890	1,104
Other assets	3,359	21
TOTAL ASSETS	$6,103,818	$4,962,331

LIABILITIES
Due to subsidiaries	$1,107	$571
Other liabilities	989	1,405
Total liabilities	2,096	1,976

SHAREHOLDERS' EQUITY
Preferred shares, par value: $0.01; 50 million shares authorized;
no shares issued and outstanding	-	-
Common shares, par value: $0.01; 200 million shares authorized;
(2009) 65.8 million and (2008) 65.6 million issued	658	656
Additional paid-in capital	1,845,181	1,824,552
Accumulated other comprehensive income (loss), net of deferred income
tax expense of $101.0 million at 2009 and benefit of $16.5 million at 2008	272,038	(291,851)
Treasury shares, at cost; 6.5 million shares (2009) and 4.2 million shares (2008)	(582,926)	(392,329)
Retained earnings	4,566,771	3,819,327
Total shareholders' equity	6,101,722	4,960,355
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$6,103,818	$4,962,331

See notes to consolidated financial statements.

Index

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2009	2008	2007
(Dollars in thousands)
REVENUES:
Net investment income	$2,625	$13,776	$16,034
Net realized capital (losses) gains	(15,142)	(5,516)	1,047
Other expense	(406)	(303)	(228)
Net income (loss) of subsidiaries	829,335	(18,662)	830,604
Total revenues	816,412	(10,705)	847,457

EXPENSES:
Other expenses	9,423	8,053	8,069
Total expenses	9,423	8,053	8,069

INCOME (LOSS) BEFORE TAXES	806,988	(18,758)	839,388
Income tax expense	-	-	113

NET INCOME (LOSS)	$806,988	$(18,758)	$839,275

See notes to consolidated financial statements.

Index

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED STATEMENTS OF CASHFLOWS

	Years Ended December 31,
(Dollars in thousands)	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$806,988	$(18,758)	$839,275
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in retained earnings of subsidiaries	(829,335)	18,662	(830,604)
Dividends received from subsidiaries	350,000	120,000	-
Change in other assets and liabilities	(1,619)	(498)	961
Increase (decrease) in due to/from affiliates	750	(1,450)	921
Amortization of bond premium	80	458	501
Realized capital losses (gains)	15,142	5,516	(1,047)
Non-cash compensation expense	641	581	508
Net cash provided by operating activities	342,647	124,511	10,515

CASH FLOWS FROM INVESTING ACTIVITIES
Additional investment in subsidiaries	(287,114)	(24,643)	(25,761)
Proceeds from fixed maturities matured/called - available for sale, at market value	3,672	21,043	17,200
Proceeds from fixed maturities sold - available for sale, at market value	227,298	20	663
Proceeds from equity securities sold, available for sale, at fair value	-	-	227,228
Cost of fixed maturities acquired - available for sale, at market value	(20,577)	(62,803)	(33,884)
Cost of equity securities acquired - available for sale, at market value	-	-	(27,696)
Net change in short-term investments	(4,621)	42,159	(83,714)
Net change in unsettled securities transactions	-	-	35
Net cash (used in) provided by investing activities	(81,342)	(24,224)	74,071

CASH FLOWS FROM FINANCING ACTIVITIES
Common shares issued during the period	19,990	18,116	34,856
Purchase of treasury shares	(164,757)	-	-
Dividends paid to shareholders	(116,856)	(118,616)	(121,387)
Net cash used in financing activities	(261,623)	(100,500)	(86,531)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	-	-	-

Net decrease in cash	(318)	(213)	(1,945)
Cash, beginning of period	564	777	2,722
Cash, end of period	$246	$564	$777

Non-cash transaction:
Purchase of treasury shares by subsidiary	$25,840	$150,745	$241,584

See notes to consolidated financial statements.

Index

SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J
		Reserve				Incurred
Geographic Area		for Losses				Loss and	Amortization
	Deferred	and Loss	Unearned		Net	Loss	of Deferred	Other	Net
	Acquisition	Adjustment	Premium	Premiums	Investment	Adjustment	Acquisition	Operating	Written
(Dollars in thousands)	Costs	Expenses	Reserves	Earned	Income	Expenses	Costs	Expenses	Premium
December 31, 2009
Domestic	$120,491	$5,952,679	$988,901	$2,055,992	$224,468	$1,276,760	$469,125	$119,527	$2,053,360
International	63,008	1,305,798	250,419	1,053,538	37,681	613,251	267,121	23,083	1,081,337
Bermuda	178,847	1,679,381	176,082	784,568	285,644	484,047	192,087	24,568	795,064
Total	$362,346	$8,937,858	$1,415,402	$3,894,098	$547,793	$2,374,058	$928,333	$167,178	$3,929,761

December 31, 2008
Domestic	$137,021	$6,279,851	$962,883	$2,007,640	$323,421	$1,513,888	$490,882	$104,559	$1,819,974
International	55,075	1,098,480	213,950	885,456	39,156	504,814	230,920	19,780	902,137
Bermuda	162,896	1,462,329	158,678	801,205	203,310	420,270	208,892	24,199	783,102
Total	$354,992	$8,840,660	$1,335,511	$3,694,301	$565,887	$2,438,972	$930,694	$148,538	$3,505,213

December 31, 2007
Domestic	$182,501	$6,350,801	$1,159,409	$2,280,784	$367,217	$1,435,047	$531,946	$99,960	$2,191,203
International	52,218	1,113,641	208,687	803,830	38,946	501,900	199,460	18,633	805,984
Bermuda	164,844	1,576,164	199,002	912,884	276,229	611,191	230,382	20,926	922,254
Total	$399,563	$9,040,606	$1,567,098	$3,997,498	$682,392	$2,548,138	$961,788	$139,519	$3,919,441

Index

SCHEDULE IV — REINSURANCE

Column A	Column B	Column C	Column D	Column E	Column F
		Ceded to	Assumed
	Gross	Other	from Other	Net	Assumed
(Dollars in thousands)	Amount	Companies	Companies	Amount	to Net

December 31, 2009
Total property and liability insurance
premiums earned	$808,793	$170,544	$3,255,849	$3,894,098	83.6%

December 31, 2008
Total property and liability insurance
premiums earned	$844,365	$181,785	$3,031,721	$3,694,301	82.1%

December 31, 2007
Total property and liability insurance
premiums earned	$922,005	$137,647	$3,213,140	$3,997,498	80.4%