Form 10-Q
period 2010-03-31
EVEREST RE GROUP LTD
filed 2010-05-10
CIK 1095073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2010	Commission file number: 1-15731

EVEREST RE GROUP, LTD.
(Exact name of registrant as specified in its charter)

Bermuda	98-0365432
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

Large accelerated filer	X	Accelerated filer
Non-accelerated filer		Smaller reporting company
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Class	At May 1, 2010
Common Shares, $0.01 par value	58,922,474

EVEREST RE GROUP, LTD

Form 10-Q

Page
PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

PART I

ITEM 1.  FINANCIAL STATEMENTS

EVEREST RE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Dollars in thousands, except par value per share)	2010	2009
	(unaudited)
ASSETS:
Fixed maturities - available for sale, at market value	$13,161,192	$13,005,949
(amortized cost: 2010, $12,746,735; 2009, $12,614,742)
Fixed maturities - available for sale, at fair value	65,307	50,528
Equity securities - available for sale, at market value (cost: 2010, $13,445; 2009, $13,970)	16,076	16,301
Equity securities - available for sale, at fair value	417,633	380,025
Short-term investments	592,463	673,131
Other invested assets (cost: 2010, $577,919; 2009, $546,158)	577,558	545,284
Cash	214,159	247,598
Total investments and cash	15,044,388	14,918,816
Accrued investment income	143,332	158,886
Premiums receivable	981,523	978,847
Reinsurance receivables	650,044	636,375
Funds held by reinsureds	376,515	379,864
Deferred acquisition costs	372,183	362,346
Prepaid reinsurance premiums	106,419	108,029
Deferred tax asset	172,513	174,170
Federal income taxes recoverable	148,791	144,903
Other assets	164,377	139,076
TOTAL ASSETS	$18,160,085	$18,001,312

LIABILITIES:
Reserve for losses and loss adjustment expenses	$9,299,417	$8,937,858
Future policy benefit reserve	64,401	64,536
Unearned premium reserve	1,454,237	1,415,402
Funds held under reinsurance treaties	94,541	91,893
Losses in the course of payment	38,853	39,766
Commission reserves	48,614	55,579
Other net payable to reinsurers	42,687	53,014
8.75% Senior notes due 3/15/2010	-	199,970
5.4% Senior notes due 10/15/2014	249,780	249,769
6.6% Long term notes due 5/1/2067	238,349	238,348
Junior subordinated debt securities payable	329,897	329,897
Accrued interest on debt and borrowings	12,092	9,885
Equity index put option liability	54,295	57,349
Other liabilities	195,967	156,324
Total liabilities	12,123,130	11,899,590

Commitments and contingencies (Note 8)

SHAREHOLDERS' EQUITY:
Preferred shares, par value: $0.01; 50 million shares authorized;
no shares issued and outstanding	-	-
Common shares, par value: $0.01; 200 million shares authorized; (2010) 66.0 million and
(2009) 65.8 million issued	660	658
Additional paid-in capital	1,849,441	1,845,181
Accumulated other comprehensive income, net of deferred income tax benefit
of $94.5 million at 2010 and tax expense of $101.0 million at 2009	300,977	272,038
Treasury shares, at cost; 7.1 million shares (2010) and 6.5 million shares (2009)	(629,958)	(582,926)
Retained earnings	4,515,835	4,566,771
Total shareholders' equity	6,036,955	6,101,722
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$18,160,085	$18,001,312

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
(Dollars in thousands, except per share amounts)	2010	2009
	(unaudited)
REVENUES:
Premiums earned	$927,302	$932,290
Net investment income	161,499	68,754
Net realized capital gains (losses):
Other-than-temporary impairments on fixed maturity securities	-	(8,274)
Other-than-temporary impairments on fixed maturity securities
transferred to other comprehensive income	-	-
Other net realized capital gains (losses)	72,718	(56,863)
Total net realized capital gains (losses)	72,718	(65,137)
Realized gain on debt repurchase	-	78,271
Net derivative gain (loss)	3,054	(19,703)
Other income (expense)	5,339	(5,180)
Total revenues	1,169,912	989,295

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	906,856	569,905
Commission, brokerage, taxes and fees	212,662	226,038
Other underwriting expenses	38,944	36,355
Corporate expenses	4,575	3,780
Interest, fees and bond issue cost amortization expense	16,642	20,142
Total claims and expenses	1,179,679	856,220

(LOSS) INCOME BEFORE TAXES	(9,767)	133,075
Income tax expense	12,885	24,519

NET (LOSS) INCOME	$(22,652)	$108,556
Other comprehensive income (loss), net of tax	28,939	(2,785)

COMPREHENSIVE INCOME	$6,287	$105,771

EARNINGS PER COMMON SHARE:
Basic	$(0.38)	$1.77
Diluted	$(0.38)	$1.76
Dividends declared	$0.48	$0.48

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Three Months Ended
	March 31,
(Dollars in thousands, except per share amounts)	2010	2009
	(unaudited)
COMMON SHARES (shares outstanding):
Balance, beginning of period	59,317,741	61,414,027
Issued during the period, net	167,039	128,062
Treasury shares acquired	(562,306)	-
Balance, end of period	58,922,474	61,542,089

COMMON SHARES (par value):
Balance, beginning of period	$658	$656
Issued during the period, net	2	1
Balance, end of period	660	657

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	1,845,181	1,824,552
Share-based compensation plans	4,260	3,230
Other	-	37
Balance, end of period	1,849,441	1,827,819

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS),
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	272,038	(291,851)
Net increase (decrease) during the period	28,939	(2,785)
Balance, end of period	300,977	(294,636)

RETAINED EARNINGS:
Balance, beginning of period	4,566,771	3,819,327
Net (loss) income	(22,652)	108,556
Dividends declared ($0.48 per share in 2010 and 2009)	(28,284)	(29,540)
Balance, end of period	4,515,835	3,898,343

TREASURY SHARES AT COST:
Balance, beginning of period	(582,926)	(392,329)
Purchase of treasury shares	(47,032)	-
Balance, end of period	(629,958)	(392,329)

TOTAL SHAREHOLDERS' EQUITY, END OF PERIOD	$6,036,955	$5,039,854

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
(Dollars in thousands)	2010	2009
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(22,652)	$108,556
Adjustments to reconcile net income to net cash provided by operating activities:
Increase in premiums receivable	(7,759)	(14,479)
Increase in funds held by reinsureds, net	(2,429)	(9,781)
Increase in reinsurance receivables	(33,144)	(32,137)
Decrease in deferred tax asset	6,789	44,990
Increase in reserve for losses and loss adjustment expenses	418,945	2,434
(Decrease) increase in future policy benefit reserve	(135)	3,161
Increase in unearned premiums	41,598	32,852
Change in equity adjustments in limited partnerships	(16,164)	73,285
Change in other assets and liabilities, net	(55,467)	(20,913)
Non-cash compensation expense	3,541	3,136
Amortization of bond premium	10,885	2,490
Amortization of underwriting discount on senior notes	42	46
Realized gain on debt repurchase	-	(78,271)
Net realized capital (gains) losses	(72,718)	65,137
Net cash provided by operating activities	271,332	180,506

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale, at market value	413,390	242,130
Proceeds from fixed maturities matured/called - available for sale, at fair value	-	5,570
Proceeds from fixed maturities sold - available for sale, at market value	484,522	80,957
Proceeds from fixed maturities sold - available for sale, at fair value	2,497	3,492
Proceeds from equity securities sold - available for sale, at market value	-	1,042
Proceeds from equity securities sold - available for sale, at fair value	21,342	1,648
Distributions from other invested assets	10,730	12,664
Cost of fixed maturities acquired - available for sale, at market value	(1,023,499)	(812,380)
Cost of fixed maturities acquired - available for sale, at fair value	(14,194)	(13,309)
Cost of equity securities acquired - available for sale, at fair value	(42,322)	(8,979)
Cost of other invested assets acquired	(27,044)	(6,239)
Net change in short-term investments	82,019	712,922
Net change in unsettled securities transactions	47,298	3,699
Net cash (used in) provided by investing activities	(45,261)	223,217

CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares issued during the period, net	721	132
Purchase of treasury shares	(47,032)	-
Net cost of debt repurchase	-	(83,026)
Net cost of senior notes maturing	(200,000)	-
Dividends paid to shareholders	(28,284)	(29,540)
Net cash used in financing activities	(274,595)	(112,434)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	15,085	(29,735)

Net (decrease) increase in cash	(33,439)	261,554
Cash, beginning of period	247,598	205,694
Cash, end of period	$214,159	$467,248

SUPPLEMENTAL CASH FLOW INFORMATION
Cash transactions:
Income taxes paid	$12,759	$27,135
Interest paid	14,201	18,318

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended March 31, 2010 and 2009

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

2.  BASIS OF PRESENTATION

The unaudited consolidated financial statements of the Company for the three months ended March 31, 2010 and 2009 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis.  Certain financial information, which is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), has been omitted since it is not required for interim reporting purposes. The December 31, 2009 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  The results for the three months ended March 31, 2010 and 2009 are not necessarily indicative of the results for a full year.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2009, 2008 and 2007 included in the Company’s most recent Form 10-K filing.

All intercompany accounts and transactions have been eliminated.

Certain reclassifications and format changes have been made to prior years’ amounts to conform to the 2010 presentation.

Financial Accounting Standards Board Accounting Codification

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

Application of Recently Issued Accounting Standard Changes

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

Improving Disclosures About Fair Value Measurements.  In January 2010, the FASB amended the authoritative guidance for disclosures on fair value measurements.  Effective for interim and annual reporting periods beginning after December 15, 2009, the guidance requires a new separate disclosure for:  significant transfers in and out of Level 1 and 2 and the reasons for the transfers; and provided clarification on existing disclosures to include:  fair value measurement disclosures by class of assets and liabilities and disclosure on valuation techniques and inputs used to measure fair value that fall in either Level 2 or Level 3.  Effective for interim and annual reporting periods beginning after December 15, 2010, the guidance requires another new separate disclosure in regards to Level 3 fair value measurements in that, the period activity will present separately information about purchases, sales, issuances and settlements.  Comparative disclosures shall be required only for periods ending after initial adoption.  The Company has implemented the first part of this guidance effective January 1, 2010.

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

3.  INVESTMENTS

The amortized cost, market value and gross unrealized appreciation and depreciation of available for sale, fixed maturity and equity security investments, carried at market value, are as follows for the periods indicated:

	At March 31, 2010
	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$355,189	$8,835	$(3,100)	$360,924
Obligations of U.S. states and political subdivisions	3,657,459	168,621	(22,244)	3,803,836
Corporate securities	2,666,501	129,601	(17,770)	2,778,332
Asset-backed securities	241,130	8,153	(2,782)	246,501
Mortgage-backed securities
Commercial	486,835	13,644	(26,645)	473,834
Agency residential	2,312,432	71,830	(470)	2,383,792
Non-agency residential	169,893	386	(8,860)	161,419
Foreign government securities	1,460,388	79,569	(23,133)	1,516,824
Foreign corporate securities	1,396,908	61,992	(23,170)	1,435,730
Total fixed maturity securities	$12,746,735	$542,631	$(128,174)	$13,161,192
Equity securities	$13,445	$2,634	$(3)	$16,076

	At December 31, 2009
	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$339,839	$17,879	$(3,565)	$354,153
Obligations of U.S. states and political subdivisions	3,694,267	183,848	(24,256)	3,853,859
Corporate securities	2,421,875	107,749	(32,963)	2,496,661
Asset-backed securities	310,429	7,713	(4,413)	313,729
Mortgage-backed securities
Commercial	475,204	5,172	(37,758)	442,618
Agency residential	2,310,826	61,481	(3,863)	2,368,444
Non-agency residential	177,500	238	(17,117)	160,621
Foreign government securities	1,507,385	100,243	(16,875)	1,590,753
Foreign corporate securities	1,377,417	72,442	(24,748)	1,425,111
Total fixed maturity securities	$12,614,742	$556,765	$(165,558)	$13,005,949
Equity securities	$13,970	$2,333	$(2)	$16,301

In accordance with FASB guidance, the Company reclassified the non-credit portion of other-than-temporary impairments from retained earnings into accumulated other comprehensive income, in 2009.  At March 31, 2010, the pre-tax cumulative unrealized depreciation on these corporate securities had improved, with the remaining unrealized depreciation at $36.1 thousand compared to $6.1 million at December 31, 2009.

The amortized cost and market value of fixed maturity securities are shown in the following table by contractual maturity.  Mortgage-backed securities are generally more likely to be prepaid than other fixed maturity securities. As the stated maturity of such securities may not be indicative of actual maturities, the totals for mortgage-backed and asset-backed securities are shown separately.

	At March 31, 2010		At December 31, 2009
	Amortized	Market	Amortized	Market
(Dollars in thousands)	Cost	Value	Cost	Value
Fixed maturity securities – available for sale
Due in one year or less	$668,247	$684,941	$621,706	$652,483
Due after one year through five years	3,326,444	3,459,021	3,017,731	3,151,819
Due after five years through ten years	2,486,805	2,593,875	2,530,830	2,634,709
Due after ten years	3,054,949	3,157,809	3,170,516	3,281,526
Asset-backed securities	241,130	246,501	310,429	313,729
Mortgage-backed securities
Commercial	486,835	473,834	475,204	442,618
Agency residential	2,312,432	2,383,792	2,310,826	2,368,444
Non-agency residential	169,893	161,419	177,500	160,621
Total fixed maturity securities	$12,746,735	$13,161,192	$12,614,742	$13,005,949

The changes in net unrealized appreciation for the Company’s investments are derived from the following sources for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2010	2009
Increase during the period between the market value and cost of investments carried at market value, and deferred taxes thereon:
Fixed maturity securities	$23,250	$74,160
Equity securities	300	(244)
Other invested assets	514	(1,641)
Change in unrealized appreciation, pre-tax	24,064	72,275
Deferred tax benefit (expense)	10,508	(25,327)
Change in unrealized appreciation,
net of deferred taxes, included in shareholders’ equity	$34,572	$46,948

The Company frequently reviews its fixed maturity securities investment portfolio for declines in market value and focuses its attention on securities whose fair value has fallen below 80% of their amortized value at the time of review.  The Company then assesses whether the decline in value is temporary or other-than-temporary.  In making its assessment, the Company evaluates the current market and interest rate environment as well as specific issuer information.  Generally, a change in a security’s value caused by a change in the market or interest rate environment does not constitute an other-than-temporary impairment, but rather a temporary decline in market value.  Temporary declines in market value are recorded as unrealized losses in accumulated other comprehensive income.  If the Company determines that the decline is other-than-temporary and the Company does not have the intent to sell the security; and it is more likely than not that the Company will not have to sell the security before recovery of its cost basis, the carrying value of the investment is written down to fair value.  The fair value adjustment that is credit related is recorded in net realized capital gains (losses) in the Company’s consolidated statements of operations and comprehensive income.  The fair value adjustment that is non-credit related is recorded as a component of other comprehensive income, net of tax, and is included in accumulated other comprehensive income in the Company’s consolidated balance sheets.  The Company’s assessments are based on the issuers current and expected future financial position, timeliness with respect to interest and/or principal payments, speed of repayments and any applicable credit enhancements or breakeven constant default rates on mortgage-

backed and asset-backed securities, as well as relevant information provided by rating agencies, investment advisors and analysts.

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

The tables below display the aggregate market value and gross unrealized depreciation of fixed maturity and equity securities, by security type and contractual maturity, in each case subdivided according to length of time that individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration by security type of unrealized loss at March 31, 2010
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$50,421	$(2,087)	$72,544	$(1,013)	$122,965	$(3,100)
Obligations of U.S. states and political subdivisions	557	(6)	406,437	(22,238)	406,994	(22,244)
Corporate securities	188,649	(2,681)	212,825	(15,089)	401,474	(17,770)
Asset-backed securities	421	(217)	23,315	(2,565)	23,736	(2,782)
Mortgage-backed securities
Commercial	-	-	87,209	(26,645)	87,209	(26,645)
Agency residential	53,915	(115)	15,695	(355)	69,610	(470)
Non-agency residential	-	-	140,479	(8,860)	140,479	(8,860)
Foreign government securities	335,103	(6,247)	137,835	(16,886)	472,938	(23,133)
Foreign corporate securities	432,440	(8,213)	135,711	(14,957)	568,151	(23,170)
Total fixed maturity securities	$1,061,506	$(19,566)	$1,232,050	$(108,608)	$2,293,556	$(128,174)
Equity securities	-	-	12,195	(3)	12,195	(3)
Total	$1,061,506	$(19,566)	$1,244,245	$(108,611)	$2,305,751	$(128,177)

	Duration by maturity of unrealized loss at March 31, 2010
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities
Due in one year or less	$37,672	$(2,408)	$51,709	$(4,524)	$89,381	$(6,932)
Due in one year through five years	599,620	(6,195)	231,370	(11,267)	830,990	(17,462)
Due in five years through ten years	303,073	(6,685)	135,268	(15,520)	438,341	(22,205)
Due after ten years	66,805	(3,946)	547,005	(38,872)	613,810	(42,818)
Asset-backed securities	421	(217)	23,315	(2,565)	23,736	(2,782)
Mortgage-backed securities	53,915	(115)	243,383	(35,860)	297,298	(35,975)
Total fixed maturity securities	$1,061,506	$(19,566)	$1,232,050	$(108,608)	$2,293,556	$(128,174)
Equity securities	$-	$-	$12,195	$(3)	$12,195	$(3)

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position at March 31, 2010 were $2,305.8 million and $128.2 million, respectively.  There were no unrealized losses on a single security that exceeded 0.06% of the market value of the fixed maturity securities at March 31, 2010.  In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector.  The $19.6 million of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were generally comprised of highly rated domestic and foreign government and corporate securities.  Of these unrealized losses, $18.1 million were related to securities that were rated investment grade by at least one nationally recognized statistical rating organization.  The $108.6 million of unrealized losses related to fixed maturity and equity securities in an unrealized loss position for more than one year related primarily to highly rated government, municipal, corporate and mortgage-backed securities.  Of these unrealized losses, $83.1 million related to securities that were rated investment grade by at least one nationally recognized statistical rating organization.  The non-investment grade securities with unrealized losses are mainly comprised of corporate and commercial mortgage-backed securities.  The gross unrealized depreciation greater than 12 months for mortgage-backed securities included $2.9 million related to sub-prime and alt-A loans.  In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations.  The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments.  Unrealized losses have decreased since December 31, 2009, as a result of improved conditions in the overall financial market resulting from increased liquidity and lower interest rates.

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

The tables below display the aggregate market value and gross unrealized depreciation of fixed maturity and equity securities, by security type and contractual maturity, in each case subdivided according to length of time that individual securities had been in a continuous unrealized loss position for the period indicated:

	Duration by security type of unrealized loss at December 31, 2009
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$155,007	$(3,444)	$1,375	$(121)	$156,382	$(3,565)
Obligations of U.S. states and political subdivisions	559	(4)	452,018	(24,252)	452,577	(24,256)
Corporate securities	170,323	(2,539)	357,442	(30,424)	527,765	(32,963)
Asset-backed securities	12,514	(87)	47,273	(4,326)	59,787	(4,413)
Mortgage-backed securities
Commercial	8,411	(135)	294,163	(37,623)	302,574	(37,758)
Agency residential	591,372	(3,541)	6,216	(322)	597,588	(3,863)
Non-agency residential	-	(1)	153,698	(17,116)	153,698	(17,117)
Foreign government securities	215,048	(3,737)	154,225	(13,138)	369,273	(16,875)
Foreign corporate securities	299,769	(7,356)	179,550	(17,392)	479,319	(24,748)
Total fixed maturity securities	$1,453,003	$(20,844)	$1,645,960	$(144,714)	$3,098,963	$(165,558)
Equity securities	13	(2)	-	-	13	(2)
Total	$1,453,016	$(20,846)	$1,645,960	$(144,714)	$3,098,976	$(165,560)

	Duration by maturity of unrealized loss at December 31, 2009
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities
Due in one year or less	$5,777	$(1)	$74,211	$(5,504)	$79,988	$(5,505)
Due in one year through five years	423,782	(6,120)	268,321	(19,861)	692,103	(25,981)
Due in five years through ten years	315,853	(6,094)	198,398	(14,972)	514,251	(21,066)
Due after ten years	95,294	(4,865)	603,680	(44,990)	698,974	(49,855)
Asset-backed securities	12,514	(87)	47,273	(4,326)	59,787	(4,413)
Mortgage-backed securities	599,783	(3,677)	454,077	(55,061)	1,053,860	(58,738)
Total fixed maturity securities	$1,453,003	$(20,844)	$1,645,960	$(144,714)	$3,098,963	$(165,558)
Equity securities	$13	$(2)	$-	$-	$13	$(2)

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position at December 31, 2009 were $3,099.0 million and $165.6 million, respectively.  There were no unrealized losses on a single security that exceeded 0.07% of the market value of the fixed maturity securities at December 31, 2009.  In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector.  The $20.8 million of unrealized losses related to fixed maturity and equity securities that have been in an unrealized loss position for less than one year were generally comprised of highly rated government, corporate and mortgage-backed securities.  Of these unrealized losses, $20.7 million were related to securities that were rated investment grade by at least one nationally recognized statistical rating organization.  The $144.7 million of unrealized losses related to fixed maturity securities in an unrealized loss position for more than one year also related primarily to highly rated government, municipal, corporate and mortgage-backed securities.  Of these unrealized losses, $111.3 million related to securities that were rated investment grade by at least one nationally recognized statistical rating organization.  The non-investment grade securities with unrealized losses are mainly comprised of corporate and commercial mortgage-backed securities.  The gross unrealized depreciation greater than 12 months for mortgage-backed securities included only $3.7 million related to sub-prime and alt-A loans.  In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations.  The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments.  Unrealized losses decreased since December 31, 2008, as a result of improved conditions in the overall financial market resulting from increased liquidity and lower interest rates.

The components of net investment income are presented in the table below for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2010	2009
Fixed maturity securities	$145,199	$144,622
Equity securities	2,523	696
Short-term investments and cash	(308)	3,561
Other invested assets
Limited partnerships	15,898	(72,946)
Other	372	774
Total gross investment income	163,684	76,707
Interest credited and other expense	(2,185)	(7,953)
Total net investment income	$161,499	$68,754

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

The Company had contractual commitments to invest up to an additional $199.2 million in limited partnerships at March 31, 2010.  These commitments will be funded when called in accordance with the partnership agreements, which have investment periods that expire, unless extended, through 2014.

The components of net realized capital gains (losses) are presented in the table below for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2010	2009
Fixed maturity securities, market value:
Other-than-temporary impairments	$-	$(8,274)
Gains (losses) from sales	53,006	(39,594)
Fixed maturity securities, fair value:
Gains from sales	83	96
Gains (losses) from fair value adjustments	3,000	(42)
Equity securities, market value:
Gains from sales	-	47
Equity securities, fair value:
Gains (losses) from sales	1,895	(449)
Gains (losses) from fair value adjustments	14,733	(16,923)
Short-term investments gains	1	2
Total net realized capital gains (losses)	$72,718	$(65,137)

Proceeds from sales of fixed maturity securities for the three months ended March 31, 2010 and 2009 were $487.0 million and $84.4 million, respectively.  Gross gains of $58.7 million and $2.7 million and gross losses of $5.6 million and $42.3 million were realized on those fixed maturity securities sales for the three months ended March 31, 2010 and 2009, respectively.  Proceeds from sales of equity securities for the three months ended March 31, 2010 and 2009 were $21.3 million and $2.7 million, respectively.  Gross gains of $2.4 million and $0.2 million and gross losses of $0.5 million and $0.7 million were realized on those equity sales for the three months ended March 31, 2010 and 2009, respectively.

The Company records fair value re-measurements as net realized capital gains or losses in the consolidated statements of operations and comprehensive income.  The Company recorded $17.7 million in net realized capital gains and $17.0 million in net realized capital losses due to fair value re-measurements on fixed maturity and equity securities, at fair value, for the three months ended March 31, 2010 and 2009, respectively.

At March 31, 2010, the Company had no write-downs in the value of securities deemed to be impaired on an other-than-temporary basis included in net realized capital gains.  At March 31, 2009, the Company had $8.3 million of write-downs in the value of securities deemed to be impaired on an other-than-temporary basis included in net realized capital losses.  The Company had no other-than-temporary impaired securities where the impairment had both a credit and non-credit component.

4.  DERIVATIVES

The Company sold seven equity index put option contracts, based on two indices, in 2001 and 2005, which are outstanding. The Company sold these equity index put options as insurance products with the intent of achieving a profit.  These equity index put option contracts meet the definition of a derivative under FASB guidance and the Company’s position in these equity index put option contracts is unhedged.  Accordingly, these equity index put option contracts are carried at fair value in the consolidated balance sheets with changes in fair value recorded in the consolidated statements of operations and comprehensive income.

The Company sold six equity index put option contracts, which are based on the Standard & Poor’s 500 (“S&P 500”) index, for total consideration, net of commissions, of $22.5 million.  At March 31, 2010, fair value for these equity index put option contracts was $48.8 million.  These equity index put option contracts each have a single exercise date, with maturities ranging from 12 to 30 years and strike prices ranging from $1,141.21 to $1,540.63.  No amounts will be payable under these equity index put option contracts if the S&P 500 index is at, or above, the strike prices on the exercise dates, which fall between June 2017 and March 2031.  If the S&P 500 index is lower than the strike price on the applicable exercise date, the amount due would vary proportionately with the percentage by which the index is below the strike price.  Based on historical index volatilities and trends and the March 31, 2010 S&P 500 index value, the Company estimates the probability that each equity index put option contract of the S&P 500 index falling below the strike price on the exercise date to be less than 35%.  The theoretical maximum payouts under the equity index put option contracts would occur if on each of the exercise dates the S&P 500 index value were zero.  At March 31, 2010, the present value of these theoretical maximum payouts using a 6% discount factor was $257.7 million.

The Company sold one equity index put option contract, which is based on the FTSE 100 index, for total consideration, net of commissions, of $6.7 million.  At March 31, 2010, fair value for this equity index put option contract was $5.5 million.  This equity index put option contract has an exercise date of July 2020 and a strike price of ₤5,989.75.  No amount will be payable under this equity index put option contract if the FTSE 100 index is at, or above, the strike price on the exercise date.  If the FTSE 100 index is lower than the strike price on the exercise date, the amount due will vary proportionately with the percentage by which the index is below the strike price.  Based on historical index volatilities and trends and the March 31, 2010 FTSE 100 index value, the Company estimates the probability that the equity index put option contract of the FTSE 100 index will fall below the strike price on the exercise date to be less than 29%.  The theoretical maximum payout under the equity index put option contract would occur if on the exercise date the FTSE 100 index value was zero.  At March 31, 2010, the present value of the theoretical maximum payout using a 6% discount factor and current exchange rate was $27.4 million.

The fair value of the equity index put options can be found in the Company’s consolidated balance sheets as follows:

(Dollars in thousands)		Fair Value
Derivatives not designated as	Location of fair value	At	At
hedging instruments	in balance sheet	March 31, 2010	December 31, 2009

Equity index put option contracts	Equity index put option liability	$54,295	$57,349
Total		$54,295	$57,349

The change in fair value of the equity index put option contracts can be found in the Company’s statement of operations and comprehensive income as follows:

		Amount of gain/(loss) recognized
		in income on derivatives
(Dollars in thousands)		For the Three Months Ended
Derivatives not designated as	Location of gain (loss) recognized	March 31,
hedging instruments	in income of derivative	2010	2009

Equity index put option contracts	Net derivative gain (loss)	$3,054	$(19,703)
Total		$3,054	$(19,703)

The Company’s equity index put option contracts (derivatives) contain provisions that require collateralization of the fair value, as calculated by the counterparty, above a specified threshold, which is based on the Company’s financial strength ratings (Moody’s Investors Service, Inc.) and/or debt ratings (Standard & Poor’s Ratings Services). The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on March 31, 2010, was $54.3 million for which the Company had posted collateral with a market value of $49.8 million.  If on March 31, 2010, the Company’s ratings were such that the collateral threshold was zero, the Company would be required to post an additional $55 million, which is an approximation of the counterparties’ fair value calculation.

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

In limited instances where prices are not provided by pricing services or in rare instances when a manager may not agree with the pricing service, price quotes on a non-binding basis are obtained from investment brokers.  The investment asset managers do not make any changes to prices received from either the pricing services or the investment brokers.  In addition, the investment asset managers have procedures in place to review the reasonableness of the prices from the service providers and may request verification of the prices.  In addition, the Company tests the prices on a random basis to an independent pricing source.  In limited situations, where financial markets are inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value.  The Company made no such adjustments at March 31, 2010.

Fixed maturity securities are generally categorized as Level 2, Significant Other Observable Inputs, since a particular security may not have traded but the pricing services are able to use valuation models with observable market inputs such as interest rate yield curves and prices for similar fixed maturity securities in terms of issuer, maturity and seniority.  Valuations that are derived from techniques in which one or more of the significant inputs are unobservable (including assumptions about risk) are categorized as Level 3, Significant Unobservable Inputs.  These securities include broker priced securities and valuation of less liquid securities such as commercial mortgage-backed securities and the Company’s equity index put option contracts.

Equity securities in U.S. denominated currency are categorized as Level 1, Quoted Prices in Active Markets for Identical Assets, since the securities are actively traded on an exchange and prices are based on quoted prices from the exchange.  Equity securities traded on foreign exchanges are categorized as Level 2 due to potential foreign exchange adjustments to fair or market value.

The Company sold seven equity index put option contracts which meet the definition of a derivative.  The Company’s position in these contracts is unhedged.  The Company recorded a change in fair value of $3.1 million gain and $19.7 million loss for the three months ended March 31, 2010 and 2009, respectively, in the consolidated statements of operations and comprehensive income.

The fair value was calculated using an industry accepted option pricing model, Black-Scholes, which used the following assumptions:

	At March 31, 2010
		Contract
	Contracts	based on
	based on	FTSE 100
	S & P 500 Index	Index
Equity index	1,169.4	5,679.6
Interest rate	4.13% to 5.42%	4.95%
Time to maturity	7.2 to 21.0 yrs	10.3 yrs
Volatility	22.3% to 24.8%	25.8%

The following table presents the fair value measurement levels for all assets and liabilities, which the Company has recorded at fair value (fair and market value) as of the period indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	March 31, 2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$360,924	$-	$360,924	$-
Obligations of U.S. States and political subdivisions	3,803,836	-	3,803,836	-
Corporate securities	2,778,332	-	2,768,432	9,900
Asset-backed securities	246,501	-	240,113	6,388
Mortgage-backed securities
Commercial	473,834	-	473,834	-
Agency residential	2,383,792	-	2,383,792	-
Non-agency residential	161,419	-	159,960	1,459
Foreign government securities	1,516,824	-	1,516,824	-
Foreign corporate securities	1,435,730	-	1,435,730	-
Total fixed maturities, market value	13,161,192	-	13,143,445	17,747

Fixed maturities, fair value	65,307	-	65,307	-
Equity securities, market value	16,076	16,076	-	-
Equity securities, fair value	417,633	416,620	1,013	-

Liabilities:
Equity index put option contracts	$54,295	$-	$-	$54,295

There were no significant transfers between Level 1 and Level 2 for the three months ended March 31, 2010.

The following table presents the fair value measurement levels for all assets and liabilities, which the Company has recorded at fair value (fair and market value) as of the period indicated:

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

The following tables present the activity under Level 3, fair value measurements using significant unobservable inputs for fixed maturity investments, for the periods indicated:

	By Asset
	Corporate	Asset-backed	Non-agency
(Dollars in thousands)	Securities	Securities	RMBS	Total
Beginning balance January 1, 2010	$9,900	$6,268	$1,394	$17,563
Total gains or (losses) (realized/unrealized)
Included in earnings (or changes in net assets)	-	-	92	92
Included in other comprehensive income	-	(68)	105	37
Purchases, issuances and settlements	-	188	(133)	55
Transfers in and/or (out) of Level 3	-	-	-	-
Ending Balance March 31, 2010	$9,900	$6,388	$1,459	$17,747

The amount of total gains or losses for the period included in earnings
(or changes in net assets) attributable to the change in unrealized
gains or losses relating to assets still held at the reporting date	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

	Summary
	Three Months Ended
	March 31,
(Dollars in thousands)	2010	2009
Assets:
Balance, beginning of period	$17,563	$293,607
Total gains or (losses) (realized/unrealized)
Included in earnings (or changes in net assets)	92	28
Included in other comprehensive income	37	4,115
Purchases, issuances and settlements	55	(97)
Transfers in and/or (out) of Level 3	-	(208,116)
Balance, end of period	$17,747	$89,537

The amount of total gains or losses for the period included in earnings
(or changes in net assets) attributable to the change in unrealized
gains or losses relating to assets still held at the reporting date	$-	$(816)

The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs for equity index put option contracts, for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2010	2009
Liabilities:
Balance, beginning of period	$57,349	$60,552
Total (gains) or losses (realized/unrealized)
Included in earnings (or changes in net assets)	(3,054)	19,703
Included in other comprehensive income	-	-
Purchases, issuances and settlements	-	-
Transfers in and/or (out) of Level 3	-	-
Balance, end of period	$54,295	$80,255

The amount of total gains or losses for the period included in earnings
(or changes in net assets) attributable to the change in unrealized
gains or losses relating to liabilities still held at the reporting date	$-	$-

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

7.  EARNINGS PER COMMON SHARE

Net (loss) income per common share has been computed as per below, based upon weighted average common basic and dilutive shares outstanding.

	Three Months Ended
	March 31,
(Dollars in thousands, except per share amounts)	2010	2009
Net (loss) income per share:
Numerator
Net (loss) income	$(22,652)	$108,556
Less: dividends declared-common shares and nonvested common shares	(28,284)	(29,540)
Undistributed earnings	(50,935)	79,017
Percentage allocated to common shareholders (1)	99.6%	99.7%
	(50,730)	78,788
Add: dividends declared-common shareholders	28,138	29,433
Numerator for basic and diluted earnings per common share	$(22,592)	$108,221

Denominator
Denominator for basic earnings per weighted-average common shares	58,927	61,294
Effect of dilutive securities:
Options	185	137
Denominator for diluted earnings per adjusted weighted-average common shares	59,112	61,432

Per common share net (loss) income
Basic	$(0.38)	$1.77
Diluted	$(0.38)	$1.76

(1) Basic weighted-average common shares outstanding	58,927	61,294
Basic weighted-average common shares outstanding and nonvested common shares expected to vest	59,165	61,472
Percentage allocated to common shareholders	99.6%	99.7%

(Some amounts may not reconcile due to rounding.)

Options to purchase 1,942,490 and 1,919,976 common shares for the three months ended March 31, 2010 and 2009, respectively, were outstanding but were not included in the computation of earnings per diluted share as they were anti-dilutive.  All outstanding options expire on or between April 20, 2011 and February 24, 2020.

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

In 1993 and prior, the Company had a business arrangement with The Prudential Insurance Company of America (“The Prudential”) wherein, for a fee, the Company accepted settled claim payment obligations of certain property and casualty insurers, and, concurrently, became the owner of the annuity or assignee of the annuity proceeds funded by the property and casualty insurers specifically to fulfill these fully settled obligations.  In these circumstances, the Company would be liable if The Prudential, which has an A+ (Superior) financial strength rating from A.M. Best Company (“A.M. Best”), was unable to make the annuity payments.  The estimated cost to replace all such annuities for which the Company was contingently liable at March 31, 2010 and December 31, 2009 was $152.8 million and $152.3 million, respectively.

Prior to its 1995 initial public offering, the Company purchased annuities from an unaffiliated life insurance company with an A+ (Superior) financial strength rating from A.M. Best to settle certain claim liabilities of the company.  Should the life insurance company become unable to make the annuity payments, the Company would be liable for those claim liabilities.  The estimated cost to replace such annuities at March 31, 2010 and December 31, 2009 was $24.6 million.

9.  OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the components of other comprehensive income (loss) in the consolidated statements of operations and comprehensive income for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2010	2009
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period
URA(D) of investments - temporary	$18,012	$72,275
URA(D) of investments - non-credit OTTI	6,052	-
Tax benefit (expense) from URA(D) arising during the period	10,508	(25,327)
Total URA(D) on securities arising during the period, net of tax	34,572	46,948

Foreign currency translation adjustments	(2,287)	(59,793)
Tax (expense) benefit from foreign currency translation	(3,754)	10,060
Net foreign currency translation adjustments	(6,041)	(49,733)

Pension adjustments	628	-
Tax expense on pension	(220)	-
Net pension adjustments	408	-

Other comprehensive income (loss), net of tax	$28,939	$(2,785)

The following table presents the components of accumulated other comprehensive income, net of tax, in the consolidated balance sheets for the periods indicated:

	March 31,	December 31,
(Dollars in thousands)	2010	2009
URA(D) on securities, net of deferred taxes
Temporary	$344,236	$314,648
Non-credit, OTTI	(390)	(5,374)
Total unrealized appreciation (depreciation) on investments, net of deferred taxes	343,846	309,274
Foreign currency translation adjustments, net of deferred taxes	(19,009)	(12,968)
Pension adjustments, net of deferred taxes	(23,860)	(24,268)
Accumulated other comprehensive income	$300,977	$272,038

10.  CREDIT LINE

Effective July 27, 2007, Group, Everest Reinsurance (Bermuda), Ltd. (“Bermuda Re”) and Everest International Reinsurance, Ltd. (‘Everest International”) entered into a five year, $850.0 million senior credit facility with a syndicate of lenders referred to as the “Group Credit Facility”.  Wachovia Bank, a subsidiary of Wells Fargo Corporation (“Wachovia Bank”) is the administrative agent for the Group Credit Facility, which consists of two tranches.  Tranche one provides up to $350.0 million of unsecured revolving credit for liquidity and general corporate purposes, and for the issuance of unsecured standby letters of credit.  The interest on the revolving loans shall, at the Company’s option, be either (1) the Base Rate (as defined below) or (2) an adjusted London Interbank Offered Rate (“LIBOR”) plus a margin.  The Base Rate is the higher of (a) the prime commercial lending rate established by Wachovia Bank or (b) the Federal Funds Rate plus 0.5% per annum. The amount of margin and the fees payable for the Group Credit Facility depends on Group’s senior unsecured debt rating.  Tranche two exclusively provides up to $500.0 million for the issuance of standby letters of credit on a collateralized basis.

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth.  Minimum net worth is an amount equal to the sum of $3,575.4 million plus 25% of consolidated net income for each of Group’s fiscal quarters, for which statements are available ending on or after January 1, 2007 and for which consolidated net income is positive, plus 25% of any increase in consolidated net worth during such period attributable to the issuance of ordinary and preferred shares, which at March 31, 2010, was $4,064.4 million.  As of March 31, 2010, the Company was in compliance with all Group Credit Facility covenants.

At March 31, 2010, the Group Credit facility had no outstanding letters of credit under tranche one and $360.0 million outstanding letters of credit under tranche two.  At December 31, 2009, the Group Credit Facility had no outstanding letters of credit under tranche one and $386.5 million outstanding letters of credit under tranche two.

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

The Holdings Credit Facility requires Holdings to maintain a debt to capital ratio of not greater than 0.35 to 1 and Everest Reinsurance Company (“Everest Re”) to maintain its statutory surplus at $1.5 billion plus 25% of future aggregate net income and 25% of future aggregate capital contributions after December 31, 2005, which at March 31, 2010, was $1,933.8 million.  As of March 31, 2010, Holdings was in compliance with all Holdings Credit Facility covenants.

At March 31, 2010 and December 31, 2009, the Holdings Credit Facility had outstanding letters of credit of $17.0 million and $28.0 million, respectively.

Costs incurred in connection with the Group Credit Facility and the Holdings Credit Facility were $0.3 million for the three months ended March 31, 2010 and 2009.

11.  LETTERS OF CREDIT

The Company has arrangements available for the issuance of letters of credit, which letters are generally collateralized by the Company’s cash and investments.  The Company’s agreement with Citibank is a bilateral letter of credit agreement only.  The Company’s other facility, the Wachovia Group Credit Facility, involves a syndicate of lenders (see Note 10 of the Group Credit Facility), with Wachovia acting as administrative agent.  The Citibank Holdings Credit Facility involves a syndicate of lenders (see Note 10 of the Holdings Credit Facility), with Citibank acting as administrative agent.  At March 31, 2010 and December 31, 2009, letters of credit for $577.3 million and $633.7 million, respectively, were issued and outstanding.  The letters of credit collateralize reinsurance obligations of the Company’s non-U.S. operations.  The following table summarizes the Company’s letters of credit as of March 31, 2010.

(Dollars in thousands)
Bank		Commitment	In Use	Date of Expiry
Citibank Bilateral Letter of Credit Agreement		$300,000	$2,291	11/24/2010
			63,255	12/31/2010
			35,785	1/31/2011
			24,118	6/30/2013
			35,173	12/31/2013
			11,365	9/30/2014
			28,351	12/31/2014
Total Citibank Bilateral Agreement		$300,000	$200,338

Citibank Holdings Credit Facility		$150,000	$16,951	12/31/2010
Total Citibank Holdings Credit Facility		$150,000	$16,951

Wachovia Group Credit Facility	Tranche One	$350,000	$-
	Tranche Two	500,000	360,033	12/31/2010
Total Wachovia Group Credit Facility		$850,000	$360,033

Total Letters of Credit		$1,300,000	$577,322

12.  TRUST AGREEMENTS

Certain subsidiaries of Group, principally Bermuda Re, a Bermuda insurance company and direct subsidiary of Group, have established trust agreements, which effectively use the Company’s investments as collateral, as security for assumed losses payable to certain non-affiliated ceding companies.  At March 31, 2010, the total amount on deposit in trust accounts was $95.6 million.

13.  SENIOR NOTES

On October 12, 2004, Holdings completed a public offering of $250.0 million principal amount of 5.40% senior notes due October 15, 2014.  On March 14, 2000, Holdings completed a public offering of $200.0 million principal amount of 8.75% senior notes due on March 15, 2010.  On March 15, 2010, the $200.0 million principal amount of 8.75% senior notes matured and was paid in cash.

Interest expense incurred in connection with these senior notes was $7.1 million and $7.8 million for the three months ended March 31, 2010 and 2009, respectively.  Market value, which is based on quoted market price at March 31, 2010 and December 31, 2009, was $261.0 million and $256.1 million, respectively, for the 5.40% senior notes and $200.0 million for the 8.75% senior notes at December 31, 2009.

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

Interest expense incurred in connection with these long term notes was $3.9 million and $6.5 million for the three months ended March 31, 2010 and 2009, respectively.  Market value, which is based on quoted market prices at March 31, 2010 and December 31, 2009, was $204.1 million and $176.5 million on the outstanding 6.6% long term subordinated notes, respectively.

15.  JUNIOR SUBORDINATED DEBT SECURITIES PAYABLE

On March 29, 2004, Holdings issued $329.9 million of 6.20% junior subordinated debt securities, due March 29, 2034, to Everest Re Capital Trust II (“Capital Trust II”).  Holdings may redeem the junior subordinated debt securities before their maturity at 100% of their principal amount plus accrued interest as of the date of redemption.  The securities may be redeemed, in whole or in part, on one or more occasions at any time on or after March 30, 2009; or at any time, in whole, but not in part, within 90 days of the occurrence and continuation of a determination that the Trust may become subject to tax or the Investment Company Act.

Fair value, which is primarily based on the quoted market price of the related trust preferred securities, was $289.6 million and $272.6 million, at March 31, 2010 and December 31, 2009, respectively, for the 6.20% junior subordinated debt securities.

Interest expense incurred in connection with these junior subordinated notes was $5.1 million for the three months ended March 31, 2010 and 2009.

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

16.  SEGMENT REPORTING

The Company, through its subsidiaries, operates in five segments:  U.S. Reinsurance, U.S. Insurance, Specialty Underwriting, International and Bermuda.  The U.S. Reinsurance operation writes property and casualty reinsurance, on both a treaty and facultative basis, through reinsurance brokers, as well as directly with ceding companies within the U.S.  The U.S. Insurance operation writes property and casualty insurance primarily through general agents, brokers and surplus lines brokers within the U.S.  The Specialty Underwriting operation writes accident and health (“A&H”), marine, aviation and surety business within the U.S. and worldwide through brokers and directly with ceding companies.  The International operation writes non-U.S. property and casualty reinsurance through Everest Re’s branches in Canada and Singapore and offices in Miami and New Jersey. The Bermuda operation provides reinsurance and insurance to worldwide property and casualty markets and reinsurance to life insurers through brokers and directly with ceding companies from its Bermuda office and reinsurance to the United Kingdom and European markets through its UK branch and the Company’s Ireland location.

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

The following tables present the underwriting results for the operating segments for the periods indicated:

	Three Months Ended
U.S. Reinsurance	March 31,
(Dollars in thousands)	2010	2009
Gross written premiums	$244,008	$264,331
Net written premiums	244,266	260,500

Premiums earned	$236,740	$263,157
Incurred losses and LAE	153,804	137,785
Commission and brokerage	57,198	65,339
Other underwriting expenses	7,806	7,562
Underwriting gain	$17,932	$52,471

	Three Months Ended
U.S. Insurance	March 31,
(Dollars in thousands)	2010	2009
Gross written premiums	$228,237	$204,717
Net written premiums	176,983	182,441

Premiums earned	$161,823	$166,020
Incurred losses and LAE	112,063	116,023
Commission and brokerage	31,806	31,520
Other underwriting expenses	16,577	17,281
Underwriting gain	$1,377	$1,196

	Three Months Ended
Specialty Underwriting	March 31,
(Dollars in thousands)	2010	2009
Gross written premiums	$65,887	$58,923
Net written premiums	65,120	57,967

Premiums earned	$67,424	$63,134
Incurred losses and LAE	45,737	40,041
Commission and brokerage	16,796	18,582
Other underwriting expenses	1,951	1,845
Underwriting gain	$2,940	$2,666

	Three Months Ended
International	March 31,
(Dollars in thousands)	2010	2009
Gross written premiums	$275,350	$250,750
Net written premiums	275,312	250,727

Premiums earned	$276,600	$254,514
Incurred losses and LAE	427,590	155,341
Commission and brokerage	64,935	66,337
Other underwriting expenses	6,380	4,620
Underwriting (loss) gain	$(222,305)	$28,216

	Three Months Ended
Bermuda	March 31,
(Dollars in thousands)	2010	2009
Gross written premiums	$207,537	$219,064
Net written premiums	207,572	219,111

Premiums earned	$184,715	$185,465
Incurred losses and LAE	167,662	120,715
Commission and brokerage	41,927	44,260
Other underwriting expenses	6,230	5,047
Underwriting (loss) gain	$(31,104)	$15,443

The following table reconciles the underwriting results for the operating segments to income before taxes as reported in the consolidated statements of operations and comprehensive income for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2010	2009
Underwriting (loss) gain	$(231,160)	$99,992
Net investment income	161,499	68,754
Net realized capital gains (losses)	72,718	(65,137)
Realized gain on debt repurchase	-	78,271
Net derivative gain (loss)	3,054	(19,703)
Corporate expenses	(4,575)	(3,780)
Interest, fee and bond issue cost amortization expense	(16,642)	(20,142)
Other income (expense)	5,339	(5,180)
(Loss) income before taxes	$(9,767)	$133,075

The Company produces business in the U.S., Bermuda and internationally.  The net income deriving from and assets residing in the individual foreign countries in which the Company writes business are not identifiable in the Company’s financial records.  Based on gross written premium, the largest country, other than the U.S., in which the Company writes business, is the United Kingdom, with $132.3 million of gross written premium for the three months ended March 31, 2010.  No other country represented more than 5% of the Company’s revenues.

17.  SHARE-BASED COMPENSATION PLANS

For the three months ended March 31, 2010, share-based compensation awards granted were 144,198 restricted shares and 384,890 options, granted on February 24, 2010, with a grant exercise price of $84.63 per share and a per option fair value of $22.06.  The fair value per option was calculated on the date of the grant using the Black-Scholes option valuation model.  The following assumptions were used in calculating the fair value of the options granted:

Three Months Ended
March 31,
2009
Weighted-average volatility	26.82%
Weighted-average dividend yield	2.00%
Weighted-average expected term	6.74 years
Weighted-average risk-free rate	3.04%

18.  RETIREMENT BENEFITS

The Company maintains both qualified and non-qualified defined benefit pension plans for its U.S. employees.  In addition, the Company has a retiree health plan for eligible retired employees.

Net periodic benefit cost for U.S. employees included the following components for the periods indicated:

Pension Benefits	Three Months Ended
	March 31,
(Dollars in thousands)	2010	2009
Service cost	$1,768	$1,328
Interest cost	1,722	1,635
Expected return on plan assets	(1,940)	(1,098)
Amortization of prior service cost	13	12
Amortization of net loss	577	728
FAS 88 settlement charge	1,395	800
Net periodic benefit cost	$3,535	$3,405

Other Benefits	Three Months Ended
	March 31,
(Dollars in thousands)	2010	2009
Service cost	$280	$203
Interest cost	228	203
Amortization of net loss	37	-
Net periodic benefit cost	$545	$406

The Company did not make any contributions to the pension benefit plan for the three months ended March 31, 2010 and 2009.

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

20.  INCOME TAXES

The Company uses a projected annual effective tax rate to calculate its quarterly tax expense in accordance with FASB guidance.  Under this methodology, when an interim quarter’s pre-tax income (loss) varies significantly from a full year’s income (loss) projection, the tax impact resulting from the income (loss) variance is effectively spread between the impacted quarter and the remaining quarters of the year, except for discreet items impacting an individual quarter.

The Company recognizes accrued interest related to unrecognized tax benefits and penalties in income taxes.  For the three months ended March 31, 2010, the Company expensed approximately $1.1 million in interest and penalties.

21.  SUBSEQUENT EVENTS

The Company has evaluated known recognized and non-recognized subsequent events.  The Company does not have any subsequent events to report.

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

Starting in the latter part of 2007 and continuing into 2010, there has been a significant slowdown in the global economy, which has negatively impacted the financial resources of the industry.  Excessive availability and use of credit, particularly by individuals, led to increased defaults on sub-prime mortgages in the U.S. and elsewhere, falling values for houses and many commodities and contracting consumer spending.  The significant increase in default rates negatively impacted the value of asset-backed securities held by both foreign and domestic institutions.  The defaults have led to a corresponding increase in foreclosures, which have driven down housing values, resulting in additional losses on asset-backed securities.  During the third and fourth quarters of 2008, credit markets deteriorated dramatically, evidenced by widening credit spreads and dramatically reduced availability of credit.  Many financial institutions, including some insurance entities, experienced liquidity crises due to immediate demands for funds for withdrawals or collateral, combined with falling asset values and their inability to sell assets to meet the increased demands.  As a result, several financial institutions have failed or been acquired at distressed prices, while others have received loans from the U.S. government to continue operations.  The liquidity crisis significantly increased the spreads on fixed maturity securities and, at the same time, had a dramatic and negative impact on the stock markets around the world.  The combination of losses on securities from failed or impaired companies combined with the decline in values of fixed maturity and equity securities resulted in significant declines in the capital bases of most insurance and reinsurance companies.  While there was significant improvement in the financial markets during 2009 and into 2010, recent concerns about the ability of some European countries to repay their bonds has hindered financial market recoveries.  It is too early to predict the timing and extent of the impact these financial market fluctuations will have on insurance and reinsurance market conditions.

Worldwide insurance and reinsurance market conditions continued to be very competitive.  Generally, there was ample insurance and reinsurance capacity relative to demand.  We noted, however, that in many markets and lines during 2009 and into 2010, the rates of decline have slowed, pricing in some segments was relatively flat and there was upward movement in some others, particularly property catastrophe coverage.  Competition and its effect on rates, terms and conditions vary widely by market and coverage yet continues to be most prevalent in the U.S. casualty insurance and reinsurance markets.  The U.S. insurance markets in which we participate were extremely competitive as well.

The reinsurance industry has experienced a period of falling rates and volume, particularly in the casualty lines of business.  Profit opportunities have become generally less available over time; however the unfavorable trends seem to be softening.  We are now seeing smaller rate declines, pockets of stability and some increases in some markets and for some coverages.  During the first quarter of 2010, the devastating Chilean earthquake coupled with severe storms in Europe and Australia resulted in significant catastrophe losses to the industry.  It is too early to gauge the market impacts from these losses, but we feel that market conditions should improve for catastrophe coverages in the geographical regions of these losses.

Rates in the international markets have generally been stable and we have seen some increases, particularly for catastrophe exposed business.  We have grown our business in the Middle East, Latin America and Asia.  We are expanding our international reach with our new office in Brazil to capitalize on the recently expanded opportunity for professional reinsurers in that market and on the economic growth expected for Brazil in the future.

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

	Three Months Ended		Percentage
	March 31,		Increase/
(Dollars in millions)	2010	2009	(Decrease)
Gross written premiums	$1,021.0	$997.8	2.3%
Net written premiums	969.3	970.7	-0.2%

REVENUES:
Premiums earned	$927.3	$932.3	-0.5%
Net investment income	161.5	68.8	134.9%
Net realized capital gains (losses)	72.7	(65.1)	-211.6%
Realized gain on debt repurchase	-	78.3	NA
Net derivative gain (loss)	3.1	(19.7)	-115.5%
Other income (expense)	5.3	(5.2)	-203.1%
Total revenues	1,169.9	989.3	18.3%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	906.9	569.9	59.1%
Commission, brokerage, taxes and fees	212.7	226.0	-5.9%
Other underwriting expenses	38.9	36.3	7.1%
Corporate expenses	4.6	3.8	21.0%
Interest, fees and bond issue cost amortization expense	16.6	20.1	-17.4%
Total claims and expenses	1,179.7	856.2	37.8%

(LOSS) INCOME BEFORE TAXES	(9.8)	133.1	-107.3%
Income tax expense	12.9	24.5	-47.4%
NET (LOSS) INCOME	$(22.7)	$108.6	-120.9%

			Point
RATIOS:			Change
Loss ratio	97.8%	61.1%	36.7
Commission and brokerage ratio	22.9%	24.2%	(1.3)
Other underwriting expense ratio	4.2%	4.0%	0.2
Combined ratio	124.9%	89.3%	35.6

	At	At	Percentage
	March 31,	December 31,	Increase/
(Dollars in millions, except per share amounts)	2010	2009	(Decrease)
Balance sheet data:
Total investments and cash	$15,044.4	$14,918.8	0.8%
Total assets	18,160.1	18,001.3	0.9%
Loss and loss adjustment expense reserves	9,299.4	8,937.9	4.0%
Total debt	818.0	1,018.0	-19.6%
Total liabilities	12,123.1	11,899.6	1.9%
Shareholders' equity	6,037.0	6,101.7	-1.1%
Book value per share	102.46	102.87

(NA, not applicable)
(Some amounts may not reconcile due to rounding.)

Revenues.
Premiums.  Gross written premiums increased by $23.2 million, or 2.3%, for the three months ended March 31, 2010, compared to the three months ended March 31, 2009, reflecting a $23.5 million increase in our insurance business, partially offset by a decrease of $0.3 million in our reinsurance business.  The increase in insurance premiums were primarily in the workers’ compensation, Florida property and financial institution D&O and E&O lines of business.  Net written premiums decreased $1.5 million, or 0.2%, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009.  This change was due to ceded premiums that generally relate to specific reinsurance purchased by the U.S. Insurance operation and fluctuate based upon the level of premiums written in the individual reinsured programs.  Premiums earned decreased $5.0 million, or 0.5%, for the three months ended March 31, 2010, compared to the three months ended March 31, 2009, reflective of the lower net written premiums.  The change in net premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period, whereas written premiums are recorded at the initiation of the coverage period.

Net Investment Income.  Net investment income increased by 134.9% for the three months ended March 31, 2010, compared to the three months ended March 31, 2009, due primarily to net investment gains from our limited partnerships that invest in public and non-public securities, both equity and debt.  Gains related to these limited partnerships were $15.9 million for the three months ended March 31, 2010 compared with losses of $72.9 million for the comparable period in 2009.  As a result, net pre-tax investment income, as a percentage of average invested assets, was up at 4.4% for the three months ended March 31, 2010 compared to 2.0% for the three months ended March 31, 2009.

Net Realized Capital Gains (Losses).  Net realized capital gains were $72.7 million for the three months ended March 31, 2010, compared to net realized capital losses of $65.1 million for the three months ended March 31, 2009.  For the three months ended March 31, 2010, we recorded $55.0 million of net realized capital gains from sales on our available for sale fixed maturity and equity securities, and by a $17.7 million gain in fair value re-measurements.  For the three months ended March 31, 2009, we recorded $39.9 million of net realized capital losses, from the sale of fixed maturity and equity securities, $16.9 million loss in fair value re-measurements and $8.3 million due to other-than-temporary impairments.

Realized Gain on Debt Repurchase.  On March 19, 2009, we commenced a cash tender offer for any and all of the 6.60% fixed to floating rate long term subordinated notes due 2067.  Upon expiration of the tender offer, we had reduced our outstanding debt by $161.4 million, which resulted in a pre-tax gain on debt repurchase of $78.3 million.

Net Derivative Gain (Loss).  In 2005 and prior, we sold seven equity index put option contracts, which are outstanding.  These contracts meet the definition of a derivative in accordance with FASB guidance and as such, are fair valued each quarter with the change recorded as net derivative gain or loss in the consolidated statements of operations and comprehensive income.  As a result of these adjustments in value, we recognized net derivative gain of $3.1 million for the three months ended March 31, 2010 and net derivative loss of $19.7 million for the three months ended March 31, 2009.  The change in the fair value of these equity index put option contracts is indicative of the change in the financial markets over the same periods.

Other Income (Expense).  We recorded other income of $5.3 million and other expense of $5.2 million for the three months ended March 31, 2010 and 2009, respectively.  The changes were primarily the result of fluctuations in foreign currency exchange rates for the corresponding periods.

Claims and Expenses.
Incurred Losses and LAE.  The following table presents our incurred losses and LAE for the periods indicated.

	Three Months Ended March 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2010
Attritional (a)	$551.6	59.5%		$0.8	0.1%		$552.4	59.6%
Catastrophes	355.0	38.3%		(0.6)	-0.1%		354.4	38.2%
A&E	-	0.0%		-	0.0%		-	0.0%
Total	$906.6	97.8%		$0.2	0.0%		$906.9	97.8%

2009
Attritional (a)	$518.8	55.7%		$17.9	1.9%		$536.7	57.6%
Catastrophes	28.9	3.1%		4.2	0.5%		33.2	3.6%
A&E	-	0.0%		-	0.0%		-	0.0%
Total	$547.7	58.8%		$22.2	2.4%		$569.9	61.1%

Variance 2010/2009
Attritional (a)	$32.8	3.8	pts	$(17.1)	(1.8)	pts	$15.7	2.0	pts
Catastrophes	326.1	35.2	pts	(4.8)	(0.6)	pts	321.2	34.6	pts
A&E	-	-	pts	-	-	pts	-	-	pts
Total	$358.9	39.0	pts	$(22.0)	(2.4)	pts	$337.0	36.7	pts

(a) Attritional losses exclude catastrophe and A&E losses.
(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by $337.0 million, or 59.1%, for the three months ended March 31, 2010 compared to the same period in 2009.  Of the $337.0 million increase, current year catastrophe losses increased $326.1 million corresponding to a loss ratio increase of 35.2 points, period over period, primarily due to the Chile earthquake, winterstorm Xynthia and Australian hailstorms.

Commission, Brokerage, Taxes and Fees.  Commission, brokerage, taxes and fees decreased by $13.3 million, or 5.9%, for the three months ended March 31, 2010 compared to the same period in 2009.  The decrease was primarily the result of lower commission rates on property contracts in conjunction with the increase in reinstatement premiums, which have no brokerage commissions, and mix of business.

Other Underwriting Expenses.  Other underwriting expenses were $38.9 million and $36.3 million for the three months ended March 31, 2010 and 2009, respectively.  The increase was primarily due to the increase in staff and staff related expenses.

Corporate Expenses.  Corporate expenses, which are expenses that are not allocated to segments, were $4.6 million and $3.8 million for the three months ended March 31, 2010 and 2009, respectively.  These expenses were previously included as underwriting expenses and therefore included in the other underwriting expense ratio.  Effective January 1, 2010, these expenses were removed from the calculation of the other underwriting expense ratio and prior periods were recalculated to conform.

Interest, Fees and Bond Issue Cost Amortization Expense.  Interest and other expense was $16.6 million and $20.1 million for the three months ended March 31, 2010 and 2009, respectively.  The decrease was primarily due to the combination of the repurchase of debt in March 2009 and the maturing of debt in 2010.

Income Tax Expense.  We had income tax expense of $12.9 million and $24.5 million for the three months ended March 31, 2010 and 2009, respectively.  Our income tax is primarily a function of the statutory tax rates and corresponding pre-tax income in the jurisdictions where we operate, coupled with the impact from tax-preferenced investment income.  Variations in our effective tax rate generally result from changes in the relative levels of pre-tax income among jurisdictions with different tax rates.

Net (Loss) Income.
Our net loss was $22.7 million and our net income was $108.6 million for the three months ended March 31, 2010 and 2009, respectively.  This decrease was primarily driven by the increase in catastrophe losses in 2010 as compared to 2009 and the other components as discussed above.

Ratios.
Our combined ratio increased by 35.6 points to 124.9% for the three months ended March 31, 2010 compared to 89.3% for the three months ended March 31, 2009.  The loss ratio component increased 36.7 points for the three months ended March 31, 2010 compared to the same period last year, principally due to the 35.2 point increase in current year catastrophe losses as a result of the Chile earthquake, winterstorm Xynthia and Australian hailstorms.  The other underwriting expense ratio component increased by 0.2 points for the three months ended March 31, 2010 compared to the same period last year, while the commission and brokerage ratio component decreased by 1.3 points for the three months ended March 31, 2010 compared to the same period last year, due to lower rates on property contracts and blend and mix of business.

Shareholders’ Equity.
Shareholders’ equity decreased by $64.8 million to $6,037.0 million at March 31, 2010 from $6,101.7 million at December 31, 2009, principally as a result of 562,306 common share repurchases for $47.0 million, $28.3 million of shareholder dividends, $22.7 million of net losses and $6.0 million of foreign currency translation adjustments, partially offset by $34.6 million of unrealized appreciation, net of tax, on investments and share-based compensation transactions of $4.3 million.

Consolidated Investment Results

Net Investment Income.
Net investment income increased 134.9% to $161.5 million for the three months ended March 31, 2010 from $68.8 million for the three months ended March 31, 2009, primarily due to an increase in recorded gains in 2010 as opposed to recorded losses in 2009 from our limited partnership investments.  The losses in 2009 were the result of 2008 fourth quarter losses from those limited partnerships that invested in non-public securities and are on a quarter reporting lag.

The following table shows the components of net investment income for the periods indicated.

	Three Months Ended
	March 31,
(Dollars in millions)	2010	2009
Fixed maturities	$145.2	$144.6
Equity securities	2.5	0.7
Short-term investments and cash	(0.3)	3.6
Other invested assets
Limited partnerships	15.9	(72.9)
Other	0.4	0.8
Total gross investment income	163.7	76.7
Interest credited and other expense	(2.2)	(8.0)
Total net investment income	$161.5	$68.8

(Some amounts may not reconcile due to rounding.)

The following tables show a comparison of various investment yields for the periods indicated.

	At	At
	March 31,	December 31,
	2010	2009
Imbedded pre-tax yield of cash and invested assets	4.1%	4.1%
Imbedded after-tax yield of cash and invested assets	3.7%	3.6%

	Three Months Ended
	March 31,
	2010	2009
Annualized pre-tax yield on average cash and invested assets	4.4%	2.0%
Annualized after-tax yield on average cash and invested assets	3.9%	1.9%

Net Realized Capital Gains (Losses).
The following table presents the composition of our net realized capital gains (losses) for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	2010	2009	Variance
Gains (losses) from sales:
Fixed maturity securities, market value
Gains	$58.6	$2.7	$55.9
Losses	(5.6)	(42.3)	36.7
Total	53.0	(39.6)	92.6

Fixed maturity securities, fair value
Gains	0.1	0.2	(0.1)
Losses	-	(0.1)	0.1
Total	0.1	0.1	-

Equity securities, market value
Gains	2.4	-	2.4
Losses	(0.5)	-	(0.5)
Total	1.9	-	1.9

Equity securities, fair value
Gains	-	0.2	(0.2)
Losses	-	(0.7)	0.7
Total	-	(0.4)	0.4

Total net realized capital gains (losses) from sales
Gains	61.1	3.1	58.0
Losses	(6.1)	(43.0)	36.9
Total	55.0	(39.9)	94.9

Other-than-temporary impairments:	-	(8.3)	8.3

Gains (losses) from fair value adjustments:
Fixed maturities, fair value	3.0	-	3.0
Equity securities, fair value	14.7	(16.9)	31.6
Total	17.7	(16.9)	34.6

Total net realized capital gains (losses)	$72.7	$(65.1)	$137.8

(Some amounts may not reconcile due to rounding.)

Net realized capital gains were $72.7 million and net realized capital losses were $65.1 million for the three months ended March 31, 2010 and 2009, respectively.  For the three months ended March 31, 2010, we recorded $55.0 million of net realized capital gains from sales of fixed maturity and equity securities and a $17.7 million gain in fair value re-measurements due to fixed maturity and equity securities.  The gains on the sales of fixed maturity securities were primarily the result of selling securities in foreign currencies, which will reduce our exposure to currency fluctuations in the future.  In contrast, for the three months ended March 31, 2009, we recorded $39.9 million of losses from sales on fixed maturity and equity securities, $16.9 million in losses due to fair value re-measurements on equity securities as a result of the global financial markets credit crisis and $8.3 million of other-than-temporary impairments on our available for sale fixed maturity securities.

Segment Results.
Through our subsidiaries, we operate in five segments:  U.S. Reinsurance, U.S. Insurance, Specialty Underwriting, International and Bermuda.  The U.S. Reinsurance operation writes property and casualty reinsurance, on both a treaty and facultative basis, through reinsurance brokers, as well as directly with ceding companies within the U.S.  The U.S. Insurance operation writes property and casualty insurance primarily through general agents, brokers and surplus lines brokers within the U.S.  The Specialty Underwriting operation writes accident and health (“A&H”), marine, aviation and surety business within the U.S. and worldwide through brokers and directly with ceding companies.  The International operation writes non-U.S. property and casualty reinsurance through Everest Re’s branches in Canada and Singapore and offices in Miami and New Jersey.  The Bermuda operation provides reinsurance and insurance to worldwide property and casualty markets and reinsurance to life insurers through brokers and directly with ceding companies from its Bermuda office and reinsurance to the United Kingdom and European markets through its UK branch and the Company’s Ireland location.

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

U.S. Reinsurance.
The following table presents the underwriting results and ratios for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	2010	2009	Variance	% Change
Gross written premiums	$244.0	$264.3	$(20.3)	-7.7%
Net written premiums	244.3	260.5	(16.2)	-6.2%

Premiums earned	$236.7	$263.2	$(26.4)	-10.0%
Incurred losses and LAE	153.8	137.8	16.0	11.6%
Commission and brokerage	57.2	65.3	(8.1)	-12.5%
Other underwriting expenses	7.8	7.6	0.2	3.2%
Underwriting gain	$17.9	$52.5	$(34.5)	-65.8%

				Point Chg
Loss ratio	65.0%	52.4%		12.6
Commission and brokerage ratio	24.2%	24.8%		(0.6)
Other underwriting expense ratio	3.2%	2.9%		0.3
Combined ratio	92.4%	80.1%		12.3

(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums decreased by 7.7% to $244.0 million for the three months ended March 31, 2010 from $264.3 million for the three months ended March 31, 2009, primarily due to $20.3 million (23.2%) decrease in U.S. treaty casualty volume, a $13.4 million (63.6%) decrease in facultative volume and a $5.3 million (30.5%) decrease in the crop hail quota share treaties, partially offset by an $18.6 million (13.5%) increase in treaty property volume.  Net written premiums decreased 6.2% to $244.3 million for the three months ended March 31, 2010 compared to $260.5 million for the three months ended March 31, 2009, relatively in line with the decrease in gross written premiums.  Premiums earned decreased 10.0% to $236.7 million for the three months ended March 31, 2010 compared to $263.2 million for the three months ended March 31, 2009.  The change in premiums earned relative to net written premiums is the result of timing; premiums, for proportionate contracts, are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended March 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2010
Attritional	$122.8	51.9%		$0.2	0.1%		$122.9	51.9%
Catastrophes	28.0	11.8%		2.9	1.2%		30.9	13.0%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$150.8	63.7%		$3.0	1.3%		$153.8	65.0%

2009
Attritional	$125.5	47.7%		$12.0	4.6%		$137.6	52.3%
Catastrophes	-	0.0%		0.2	0.1%		0.2	0.1%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$125.5	47.7%		$12.2	4.7%		$137.8	52.4%

Variance 2010/2009
Attritional	$(2.7)	4.2	pts	$(11.8)	(4.5)	pts	$(14.7)	(0.4)	pts
Catastrophes	28.0	11.8	pts	2.7	1.1	pts	30.7	12.9	pts
A&E	-	-	pts	-	-	pts	-	-	pts
Total segment	$25.3	16.0	pts	$(9.2)	(3.4)	pts	$16.0	12.6	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses were $16.0 million (12.6 points) higher at $153.8 million for the three months ended March 31, 2010 compared to $137.8 million for the three months ended March 31, 2009, primarily as a result of the $28.0 million (11.8 points) increase in current year catastrophe losses due to the Chile earthquake and windstorm Xynthia.

Segment Expenses.  Commission and brokerage expenses decreased by 12.5% to $57.2 million for the three months ended March 31, 2010 compared to $65.3 million for the three months ended March 31, 2009, primarily due to the decline in premiums earned.  Segment other underwriting expenses for the three months ended March 31, 2010 increased slightly to $7.8 million from $7.6 million for the three months ended March 31, 2009, due to growth in the overall infrastructure.

U.S. Insurance.
The following table presents the underwriting results and ratios for the U.S. Insurance segment for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	2010	2009	Variance	% Change
Gross written premiums	$228.2	$204.7	$23.5	11.5%
Net written premiums	177.0	182.4	(5.5)	-3.0%

Premiums earned	$161.8	$166.0	$(4.2)	-2.5%
Incurred losses and LAE	112.1	116.0	(4.0)	-3.4%
Commission and brokerage	31.8	31.5	0.3	0.9%
Other underwriting expenses	16.6	17.3	(0.7)	-4.1%
Underwriting gain	$1.4	$1.2	$0.2	15.1%

				Point Chg
Loss ratio	69.3%	69.9%		(0.6)
Commission and brokerage ratio	19.7%	19.0%		0.7
Other underwriting expense ratio	10.1%	10.4%		(0.3)
Combined ratio	99.1%	99.3%		(0.2)

(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums increased by 11.5% to $228.2 million for the three months ended March 31, 2010 compared to $204.7 million for the three months ended March 31, 2009.  Growth was derived from our direct specialty operation in New York, additional property insurance written in Florida and the workers’ compensation business.  Net written premiums decreased by 3.0% to $177.0 million for the three months ended March 31, 2010 compared to $182.4 million for the three months ended March 31, 2009 reflective of the change in business mix and cessions to third parties.  Ceded premiums generally relate to specific reinsurance purchased and fluctuate based upon the level of premiums written in the individual reinsured programs.  Premiums earned decreased 2.5% to $161.8 million for the three months ended March 31, 2010 compared to $166.0 million for the three months ended March 31, 2009 comparable to the change in net written premiums.

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the U.S. Insurance segment for the periods indicated.

	Three Months Ended March 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2010
Attritional	$115.4	71.3%		$(3.3)	-2.1%		$112.1	69.3%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
Total segment	$115.4	71.3%		$(3.3)	-2.1%		$112.1	69.3%

2009
Attritional	$116.0	69.9%		$-	0.0%		$116.0	69.9%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
Total segment	$116.0	69.9%		$-	0.0%		$116.0	69.9%

Variance 2010/2009
Attritional	$(0.6)	1.4	pts	$(3.3)	(2.1)	pts	$(3.9)	(0.6)	pts
Catastrophes	-	-	pts	-	-	pts	-	-	pts
Total segment	$(0.6)	1.4	pts	$(3.3)	(2.1)	pts	$(3.9)	(0.6)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased by 3.4% to $112.1 million for the three months ended March 31, 2010 compared to $116.0 million for the three months ended March 31, 2009.  The decrease was due to the favorable prior years’ reserve development in 2010 with no development in 2009, partially offset by an increase in the current year’s attritional loss ratio due to the mix of business written.

Segment Expenses. Commission and brokerage increased slightly by 0.9% to $31.8 million for the three months ended March 31, 2010 compared to $31.5 million for the three months ended March 31, 2009 as a result of higher taxes, licenses and fees on the business written.  Segment other underwriting expenses for the three months ended March 31, 2010 decreased to $16.6 million compared to $17.3 million for the three months ended March 31, 2009 as a result of management’s actions to improve the expense ratio.

Specialty Underwriting.
The following table presents the underwriting results and ratios for the Specialty Underwriting segment for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	2010	2009	Variance	% Change
Gross written premiums	$65.9	$58.9	$7.0	11.8%
Net written premiums	65.1	58.0	7.2	12.3%

Premiums earned	$67.4	$63.1	$4.3	6.8%
Incurred losses and LAE	45.7	40.0	5.7	14.2%
Commission and brokerage	16.8	18.6	(1.8)	-9.6%
Other underwriting expenses	2.0	1.8	0.1	5.7%
Underwriting gain	$2.9	$2.7	$0.3	10.3%

				Point Chg
Loss ratio	67.8%	63.4%		4.4
Commission and brokerage ratio	24.9%	29.4%		(4.5)
Other underwriting expense ratio	2.9%	3.0%		(0.1)
Combined ratio	95.6%	95.8%		(0.2)

(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums increased by 11.8% to $65.9 million for the three months ended March 31, 2010 compared to $58.9 million for the three months ended March 31, 2009.  This was driven by a strong demand in our A&H business, $7.0 million, as more and more employers are self insuring their medical programs leading to more opportunities for us in the medical stop loss business.  Net written premiums increased 12.3% to $65.1 million for the three months ended March 31, 2010 compared to $58.0 million for the three months ended March 31, 2009, in line with the increase in gross writings.  Premiums earned increased 6.8% to $67.4 million for the three months ended March 31, 2010 compared to $63.1 million for the three months ended March 31, 2009.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following table presents the incurred losses and LAE for the Specialty Underwriting segment for the periods indicated.

	Three Months Ended March 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2010
Attritional	$44.2	65.5%		$-	0.0%		$44.2	65.5%
Catastrophes	-	0.0%		1.6	2.3%		1.6	2.3%
Total segment	$44.2	65.5%		$1.6	2.3%		$45.7	67.8%

2009
Attritional	$37.7	59.7%		$-	0.0%		$37.7	59.7%
Catastrophes	-	0.0%		2.3	3.7%		2.3	3.7%
Total segment	$37.7	59.7%		$2.3	3.7%		$40.0	63.4%

Variance 2010/2009
Attritional	$6.5	5.8	pts	$-	-	pts	$6.5	5.8	pts
Catastrophes	-	-	pts	(0.7)	(1.4)	pts	(0.7)	(1.4)	pts
Total segment	$6.5	5.8	pts	$(0.7)	(1.4)	pts	$5.7	4.4	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 14.2% to $45.7 million for the three months ended March 31, 2010 compared to $40.0 million for the three months ended March 31, 2009, primarily as a result of an increase in expected loss ratios, which increased current year attritional losses in 2010.

Segment Expenses. Commission and brokerage decreased 9.6% to $16.8 million for the three months ended March 31, 2010 compared to $18.6 million for the three months ended March 31, 2009, primarily driven by the mix of business as the lower commission business, aviation, has increased while higher commission, marine and surety, have declined.  Segment other underwriting expenses for the three months ended March 31, 2010 increased slightly to $2.0 million compared to $1.8 million for the three months ended March 31, 2009.

International.
The following table presents the underwriting results and ratios for the International segment for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	2010	2009	Variance	% Change
Gross written premiums	$275.4	$250.8	$24.6	9.8%
Net written premiums	275.3	250.7	24.6	9.8%

Premiums earned	$276.6	$254.5	$22.1	8.7%
Incurred losses and LAE	427.6	155.3	272.2	175.3%
Commission and brokerage	64.9	66.3	(1.4)	-2.1%
Other underwriting expenses	6.4	4.6	1.8	38.1%
Underwriting (loss) gain	$(222.3)	$28.2	$(250.5)	NM

				Point Chg
Loss ratio	154.6%	61.0%		93.6
Commission and brokerage ratio	23.5%	26.1%		(2.6)
Other underwriting expense ratio	2.3%	1.8%		0.5
Combined ratio	180.4%	88.9%		91.5

(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums increased by 9.8% to $275.4 million for the three months ended March 31, 2010 compared to $250.8 million for the three months ended March 31, 2009.  Continued strong growth in Brazil, $9.9 million increase, and Asia, $10.3 million increase, were partially offset by lower writings in Canada, $2.3 million decrease.  Asia has the largest growth from both new business and increased participation on contracts in Japan and Taiwan.  Also included, were $12.5 million in reinstatement premiums from the Chile earthquake.  Net written premiums increased by 9.8% to $275.3 million for the three months ended March 31, 2010 compared to $250.7 million for the three months ended March 31, 2009, principally as a result of the increase in gross written premiums.  Premiums earned increased 8.7% to $276.6 million for the three months ended March 31, 2010 compared to $254.5 million for the three months ended March 31, 2009, consistent with the increase in net written premiums.

Incurred Losses and LAE.  The following table presents the incurred losses and LAE for the International segment for the periods indicated.

	Three Months Ended March 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2010
Attritional	$162.0	58.6%		$(0.2)	-0.1%		$161.8	58.5%
Catastrophes	267.0	96.5%		(1.2)	-0.4%		265.8	96.1%
Total segment	$429.0	155.1%		$(1.4)	-0.5%		$427.6	154.6%

2009
Attritional	$137.5	54.0%		$0.9	0.4%		$138.4	54.4%
Catastrophes	16.2	6.4%		0.8	0.3%		17.0	6.7%
Total segment	$153.7	60.4%		$1.7	0.7%		$155.3	61.0%

Variance 2010/2009
Attritional	$24.5	4.6	pts	$(1.1)	(0.5)	pts	$23.4	4.1	pts
Catastrophes	250.8	90.1	pts	(2.0)	(0.7)	pts	248.8	89.4	pts
Total segment	$275.3	94.7	pts	$(3.1)	(1.2)	pts	$272.3	93.6	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased 175.3% to $427.6 million for the three months ended March 31, 2010 compared to $155.3 million for the three months ended March 31, 2009.  The increase was principally due to the $250.8 million increase in current year catastrophes due to the Chile earthquake ($232.0 million) and the Australian hailstorms ($35.0 million).  Current year attritional losses also increased due to increased expected loss ratios.

Segment Expenses. Commission and brokerage decreased 2.1% to $64.9 million for the three months ended March 31, 2010 compared to $66.3 million for the three months ended March 31, 2009, primarily as a result of lower contingent commissions.  Segment other underwriting expenses for the three months ended March 31, 2010 increased to $6.4 million compared to $4.6 million for the three months ended March 31, 2009, consistent with expectations.

Bermuda.
The following table presents the underwriting results and ratios for the Bermuda segment for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	2010	2009	Variance	% Change
Gross written premiums	$207.5	$219.1	$(11.5)	-5.3%
Net written premiums	207.6	219.1	(11.5)	-5.3%

Premiums earned	$184.7	$185.5	$(0.8)	-0.4%
Incurred losses and LAE	167.7	120.7	46.9	38.9%
Commission and brokerage	41.9	44.3	(2.3)	-5.3%
Other underwriting expenses	6.2	5.0	1.2	23.4%
Underwriting (loss) gain	$(31.1)	$15.4	$(46.5)	NM

				Point Chg
Loss ratio	90.8%	65.1%		25.7
Commission and brokerage ratio	22.7%	23.9%		(1.2)
Other underwriting expense ratio	3.3%	2.7%		0.6
Combined ratio	116.8%	91.7%		25.1

(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums decreased 5.3% to $207.5 million for the three months ended March 31, 2010 compared to $219.1 million for the three months ended March 31, 2009.  Bermuda home office business was down 10.5%, or $9.5 million, due to lower property catastrophe excess of loss business.  Premiums written out of the U.K. branch and Ireland decreased $2.0 million, or 1.6%, as certain large contracts were non-renewed for pricing reasons.  Net written premiums also decreased 5.3% to $207.6 million for the three months ended March 31, 2010 compared to $219.1 million for the three months ended March 31, 2009.  Premiums earned decreased 0.4% to $184.7 million for the three months ended March 31, 2010 compared to $185.5 million for the three months ended March 31, 2009.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following table presents the incurred losses and LAE for the Bermuda segment for the periods indicated.

	Three Months Ended March 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2010
Attritional	$107.3	58.1%		$4.2	2.3%		$111.5	60.4%
Catastrophes	60.0	32.5%		(3.8)	-2.1%		56.2	30.4%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$167.3	90.6%		$0.4	0.2%		$167.7	90.8%

2009
Attritional	$102.1	55.0%		$5.0	2.7%		$107.1	57.7%
Catastrophes	12.7	6.9%		0.9	0.5%		13.7	7.4%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$114.8	61.9%		$5.9	3.2%		$120.7	65.1%

Variance 2010/2009
Attritional	$5.2	3.1	pts	$(0.8)	(0.4)	pts	$4.4	2.7	pts
Catastrophes	47.3	25.6	pts	(4.7)	(2.6)	pts	42.5	23.0	pts
A&E	-	-	pts	-	-	pts	-	-	pts
Total segment	$52.5	28.7	pts	$(5.5)	(3.0)	pts	$47.0	25.7	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased 38.9% to $167.7 million for the three months ended March 31, 2010 compared to $120.7 million for the three months ended March 31, 2009.  The increase was primarily due to the current year catastrophe losses, the Chilean earthquake and windstorm Xynthia.  In addition, higher expected loss ratios for current year attritional losses also contributed to the increase.

Segment Expenses. Commission and brokerage decreased 5.3% to $41.9 million for the three months ended March 31, 2010 compared to $44.3 million for the three months ended March 31, 2009.  The variance was principally the result of changes in the mix of business.  Segment other underwriting expenses for the three months ended March 31, 2010 increased to $6.2 million from $5.0 million for the three months ended March 31, 2009, in line with expectations.

FINANCIAL CONDITION

Cash and Invested Assets.  Aggregate invested assets, including cash and short-term investments, were $15,044.4 million at March 31, 2010, an increase of $125.6 million compared to $14,918.8 million at December 31, 2009.  This increase was the result of $271.3 million of cash flows from operations, $72.7 million of realized capital gains, $24.1 million of unrealized appreciation, $17.0 million in equity adjustments of our limited partnership investments and $15.8 million of various smaller items, partially offset by $200.0 million payoff of debt that matured, $47.0 million of share repurchases and $28.3 million paid out in dividends to shareholders.

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

Over the past few years, we have allocated our equity investment portfolio to include:  1) publicly traded equity securities and 2) private equity limited partnership investments.  The objective of this portfolio diversification is to enhance the risk-adjusted total return of the investment portfolio by allocating a prudent portion of the portfolio to higher return asset classes.  We limit our allocation to these asset classes because of 1) the potential for volatility in their values and 2) the impact of these investments on regulatory and rating agency capital adequacy models.  We adjust our allocation to these investments based upon market conditions.  As a result of the dramatic slowdown in the global economy and the liquidity crisis affecting the financial markets, we significantly reduced our exposure to public equities during the fourth quarter of 2008 and have increased our exposure to equities in the latter part of 2009 and now into 2010, as financial markets improved.  At March 31, 2010, the market value of investments in equity and limited partnership securities, carried at both market and fair value, approximated 16% of shareholders’ equity, an increase of 1 point from 15% of shareholders’ equity at December 31, 2009.

The Company’s limited partnership investments are comprised of limited partnerships that invest in public equities and limited partnerships that invest in private equities.  Generally, the public equity limited partnerships are reported on a one month lag while the private equity partnerships are included in the financials on a quarter lag.  All of the limited partnerships are required to report using fair value accounting in accordance with FASB guidance.  We receive annual audited financial statements for all of the limited partnerships.  For the quarterly reports, the Company’s staff performs reviews of the financial reports for any unusual changes in carrying value.  If the Company becomes aware of a significant decline in value during the lag reporting period, the loss will be recorded in the period in which the Company identifies the decline.

The tables below summarize the composition and characteristics of our investment portfolio as of the dates indicated:

	At March 31, 2010		At December 31, 2009
Fixed maturities, market value	$13,161.2	87.5%	$13,005.9	87.2%
Fixed maturities, fair value	65.3	0.4%	50.5	0.3%
Equity securities, market value	16.1	0.1%	16.3	0.1%
Equity securities, fair value	417.6	2.8%	380.0	2.5%
Short-term investments	592.5	3.9%	673.1	4.5%
Other invested assets	577.6	3.9%	545.3	3.7%
Cash	214.2	1.4%	247.6	1.7%
Total investments and cash	$15,044.4	100.0%	$14,918.8	100.0%

(Some amounts may not reconcile due to rounding.)

	At	At
	March 31, 2010	December 31, 2009
Fixed income portfolio duration (years)	3.9	3.8
Fixed income composite credit quality	Aa2	Aa2
Imbedded end of period yield, pre-tax	4.1%	4.1%
Imbedded end of period yield, after-tax	3.7%	3.6%

The following table provides a comparison of our total return by asset class relative to broadly accepted industry benchmarks for the periods indicated:

	Three Months Ended	Twelve Months Ended
	March 31, 2010	December 31, 2009
Fixed income portfolio total return	1.7%	9.4%
Barclay's Capital - U.S. aggregate index	1.8%	5.9%

Common equity portfolio total return	5.0%	28.9%
S&P 500 index	5.4%	26.5%

Other invested asset portfolio total return	3.2%	-1.8%

Reinsurance Receivables.  Reinsurance receivables for both paid and unpaid losses totaled $650.0 million at March 31, 2010 and $636.4 million at December 31, 2009.  At March 31, 2010, $124.5 million, or 19.2%, was receivable from Transatlantic Reinsurance Company; $106.1 million, or 16.3% was receivable from C.V. Starr (Bermuda); $100.0 million, or 15.4%, was receivable from Continental Insurance Company; $54.3 million, or 8.4%, was receivable from Munich Reinsurance Company and $47.9 million, or 7.4%, was receivable from Berkley Insurance Company.  The receivable from Continental Insurance Company is collateralized by a funds held arrangement under which we have retained the premiums earned by the retrocessionaire to secure obligations of the retrocessionaire, recorded them as a liability, credited interest on the balances at a stated contractual rate and reduced the liability account as payments become due.  No other retrocessionaire accounted for more than 5% of our receivables.

Loss and LAE Reserves.  Gross loss and LAE reserves totaled $9,299.4 million at March 31, 2010 and $8,937.9 million at December 31, 2009.

The following tables summarize gross outstanding loss and LAE reserves by segment, classified by case reserves and IBNR reserves, for the periods indicated:

	At March 31, 2010
	Case	IBNR	Total	% of
(Dollars in millions)	Reserves	Reserves	Reserves	Total
U.S. Reinsurance	$1,356.6	$1,663.8	$3,020.4	32.5%
U.S. Insurance	744.1	1,173.9	1,918.0	20.6%
Specialty Underwriting	231.5	179.9	411.4	4.4%
International	728.0	869.1	1,597.1	17.2%
Bermuda	701.7	1,025.6	1,727.3	18.6%
Total excluding A&E	3,761.9	4,912.3	8,674.2	93.3%
A&E	343.5	281.7	625.2	6.7%
Total including A&E	$4,105.5	$5,193.9	$9,299.4	100.0%

(Some amounts may not reconcile due to rounding.)

	At December 31, 2009
	Case	IBNR	Total	% of
(Dollars in millions)	Reserves	Reserves	Reserves	Total
U.S. Reinsurance	$1,382.0	$1,652.3	$3,034.3	34.0%
U.S. Insurance	716.2	1,157.1	1,873.4	21.0%
Specialty Underwriting	238.5	175.8	414.4	4.6%
International	752.1	545.7	1,297.7	14.5%
Bermuda	718.8	960.5	1,679.4	18.8%
Total excluding A&E	3,807.7	4,491.5	8,299.2	92.9%
A&E	354.7	283.9	638.7	7.1%
Total including A&E	$4,162.4	$4,775.4	$8,937.9	100.0%

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

Asbestos and Environmental Exposures.  Asbestos and Environmental (“A&E”) exposures represent a separate exposure group for monitoring and evaluating reserve adequacy.  The following table summarizes incurred losses and outstanding loss reserves with respect to A&E reserves on both a gross and net of retrocessions basis for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in millions)	2010	2009
Gross Basis:
Beginning of period reserves	$638.7	$786.8
Incurred losses	-	-
Paid losses	(13.5)	(18.0)
End of period reserves	$625.2	$768.8

Net Basis:
Beginning of period reserves	$613.1	$749.1
Incurred losses	-	-
Paid losses	(12.9)	(17.2)
End of period reserves	$600.2	$731.9

(Some amounts may not reconcile due to rounding.)

At March 31, 2010, the gross reserves for A&E losses were comprised of $139.0 million representing case reserves reported by ceding companies, $142.6 million representing additional case reserves established by us on assumed reinsurance claims, $61.9 million representing case reserves established by us on direct excess insurance claims, including Mt. McKinley, and $281.7 million representing IBNR reserves.

With respect to asbestos only, at March 31, 2010, we had gross asbestos loss reserves of $595.8 million, or 95.3%, of total A&E reserves, of which $465.9 million was for assumed business and $129.9 million was for direct business.

Industry analysts use the “survival ratio” to compare the A&E reserves among companies with such liabilities.  The survival ratio is typically calculated by dividing a company’s current net reserves by the three year average of annual paid losses.  Hence, the survival ratio equals the number of years that it would take to exhaust the current reserves if future loss payments were to continue at historical levels.  Using this measurement, our net three year asbestos survival ratio was 6.3 years at March 31, 2010.  These metrics can be skewed by individual large settlements occurring in the prior three years and therefore, may not be indicative of the timing of future payments.

Shareholders’ Equity.  Our shareholders’ equity decreased to $6,037.0 million as of March 31, 2010 from $6,101.7 million as of December 31, 2009.  This decrease was the result of repurchases of 562,306 common shares for $47.0 million, $28.3 million of shareholder dividends, $22.7 million in net loss and $6.0 million of foreign currency translation adjustments, partially offset by the unrealized appreciation on investments, net of tax, of $34.6 million and share-based compensation transactions of $4.3 million.

LIQUIDITY AND CAPITAL RESOURCES

Capital.  Our business operations are in part dependent on our financial strength and financial strength ratings, and the market’s perception of our financial strength, as measured by shareholders’ equity, which was $6,037.0 million at March 31, 2010 and $6,101.7 million at December 31, 2009.  On March 13, 2009, Everest Re and Everest National, wholly owned indirect subsidiaries of the Company, received notification of a one level ratings downgrade by Standard & Poor’s.  On April 7, 2010, Standard & Poor’s upgraded the Company’s debt ratings one level.  We continue to possess significant financial flexibility and access to the debt and equity markets as a result of our perceived financial strength, as evidenced by the financial strength ratings as assigned by independent rating agencies.  During the last six months of 2008 and into 2009, the capital markets were illiquid in reaction to the deepening credit crisis which led to bank and other financial institution failures and effective failures.  Credit spreads widened and the equity markets declined significantly during this period making access to the capital markets, for even highly rated companies, difficult and costly.  Our capital position remains strong, commensurate with our financial ratings.  We have ample liquidity to meet our financial obligations for the foreseeable future.  Therefore, we have no foreseeable need to enter the capital markets in the near term.

From time to time, we have used open market share repurchases to adjust our capital position and enhance long term expected returns to our shareholders.  On July 21, 2008, our existing authorization to purchase up to 5 million of our shares was amended to authorize the purchase of up to 10 million shares.  On February 24, 2010, our existing authorization to purchase up to 10 million of our shares was amended to authorize the purchase of up to 15 million shares.  As of March 31, 2010, we had repurchased 7.1 million shares under this authorization.

On December 17, 2008, we renewed our shelf registration statement on Form S-3ASR with the Securities and Exchange Commission (“SEC”), as a Well Known Seasoned Issuer.  This shelf registration statement can be used by Group to register common shares, preferred shares, debt securities, warrants, share purchase contracts and share purchase units; by Holdings to register debt securities and by Everest Re Capital Trust III (“Capital Trust III”) to register trust preferred securities.

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

Over the past few years, we have allocated our equity portfolio to include: 1) publicly traded equity securities and 2) private equity limited partnership investments.  The objective of this portfolio diversification is to enhance the risk-adjusted total return of the investment portfolio by allocating a prudent portion of the portfolio to higher return asset classes.  We limit our allocation to these asset classes because of 1) the potential for volatility in their values and 2) the impact of these investments on regulatory and rating agency capital adequacy models.  We adjust our allocation to these investments based upon market conditions.  As a result of the dramatic slowdown in the global economy and the liquidity crisis affecting the financial markets, we significantly reduced our exposure to public equities during the fourth quarter of 2008 and have increased our exposure to equities in the latter part of 2009 and now into 2010, as financial markets improved.  At March 31, 2010, the market value of investments in equity and limited partnership securities, carried at both market and fair value, approximated 16% of shareholders’ equity.

Our liquidity requirements are generally met from positive cash flow from operations.  Positive cash flow results from reinsurance and insurance premiums being collected prior to disbursements for claims, which disbursements generally take place over an extended period after the collection of premiums, sometimes a period of many years.  Collected premiums are generally invested, prior to their use in such disbursements, and investment income provides additional funding for loss payments.  Our net cash flows from operating activities were $271.3 million and $180.5 million for the three months ended March 31, 2010 and 2009, respectively.  Additionally, these cash flows reflected net tax payments of $12.8 million and $27.1 million for the three months ended March 31, 2010 and 2009, respectively; net catastrophe loss payments of $50.9 million and $74.1 million for the three months ended March 31, 2010 and 2009, respectively; and net A&E payments of $12.9 million and $17.1 million for the three months ended March 31, 2010 and 2009, respectively.

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

As the timing of payments for claims and benefits cannot be predicted with certainty, we maintain portfolios of long term invested assets with varying maturities, along with short-term investments that provide additional liquidity for payment of claims.  At March 31, 2010 and December 31, 2009, we held cash and short-term investments of $806.6 million and $920.7 million, respectively.  All of our short-term investments are readily marketable and can be converted to cash.  In addition to these cash and short-term investments, at March 31, 2010, we had $684.9 million of available for sale fixed maturity securities maturing within one year or less, $3,459.0 million maturing within one to five years and $5,751.7 million maturing after five years.  Our $433.7 million of equity securities are comprised primarily of publicly traded securities that can be easily liquidated.  We believe that these fixed maturity and equity securities, in conjunction with the short-term investments and positive cash flow from operations, provide ample sources of liquidity for the expected payment of losses in the near future.  We do not anticipate selling securities or using available credit facilities to pay losses and LAE but have the ability to do so.  Sales of securities might result in realized capital gains or losses.  At March 31, 2010 we had $416.7 million of net pre-tax unrealized appreciation, comprised of $545.3 million of pre-tax unrealized appreciation and $128.6 million of pre-tax unrealized depreciation.

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

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth.  Minimum net worth is an amount equal to the sum of $3,575.4 million plus 25% of consolidated net income for each of Group’s fiscal quarters, for which statements are available ending on or after January 1, 2007 and for which consolidated net income is positive, plus 25% of any increase in consolidated net worth during such period attributable to the issuance of ordinary and preferred shares, which at March 31, 2010, was $4,064.4 million.  As of March 31, 2010, the Company was in compliance with all Group Credit Facility covenants.

At March 31, 2010, the Group Credit Facility had no outstanding letters of credit under tranche one and $360.0 million outstanding letters of credit under tranche two.  At December 31, 2009, the Group Credit Facility had no outstanding letters of credit under tranche one and $386.5 million outstanding letters of credit under tranche two.

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

The Holdings Credit Facility requires Holdings to maintain a debt to capital ratio of not greater than 0.35 to 1 and Everest Reinsurance Company (“Everest Re”) to maintain its statutory surplus at $1.5 billion plus 25% of future aggregate net income and 25% of future aggregate capital contributions after December 31, 2005, which at March 31, 2010, was $1,933.8 million.  As of March 31, 2010, Holdings was in compliance with all Holdings Credit Facility covenants.

At March 31, 2010 and December 31, 2009, the Holdings Credit Facility had outstanding letters of credit of $17.0 million and $28.0 million, respectively.

Costs incurred in connection with the Group Credit Facility and the Holdings Credit Facility were $0.3 million for the three months ended March 31, 2010 and 2009.

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

Interest Rate Risk.  Our $15.0 billion investment portfolio, at March 31, 2010, is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations and some foreign exchange rate risk.  The impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity securities portfolio, including short-term investments, from a change in market interest rates.  In a declining interest rate environment, it includes prepayment risk on the $3,019.0 million of mortgage-backed securities in the $13,226.5 million fixed maturity portfolio.  Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The table below displays the potential impact of market value fluctuations and after-tax unrealized appreciation on our fixed maturity securities portfolio (including $592.5 million of short-term investments) for the period indicated based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates.  For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually.  To generate appropriate price estimates on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account.  For legal entities with a non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios.

	Impact of Interest Rate Shift in Basis Points
	At March 31, 2010
	-200	-100	0	100	200
(Dollars in millions)
Total Market/Fair Value	$14,864.6	$14,376.0	$13,819.0	$13,216.7	$12,620.3
Market/Fair Value Change from Base (%)	7.6%	4.0%	0.0%	-4.4%	-8.7%
Change in Unrealized Appreciation
After-tax from Base ($)	$819.2	$435.2	$-	$(468.5)	$(938.0)

We had $9,299.4 million and $8,937.9 million of gross reserves for losses and LAE as of March 31, 2010 and December 31, 2009, respectively.  These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money.  Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value.  As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases.  These movements are the opposite of the interest rate impacts on the fair value of investments.  While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid.  Our loss and loss reserve obligations have an expected duration of approximately 4.1 years, which is reasonably consistent with our fixed income portfolio.  If we were to discount our loss and LAE reserves, net of $0.7 billion of reinsurance receivables on unpaid losses, the discount would be approximately $1.5 billion resulting in a discounted reserve balance of approximately $7.1 billion, representing approximately 51.4% of the market value of the fixed maturity investment portfolio funds.

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

	Impact of Percentage Change in Equity Fair/Market Values
	At March 31, 2010
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$347.0	$390.3	$433.7	$477.1	$520.5
After-tax Change in Fair/Market Value	(56.6)	(28.3)	-	28.3	56.6

Foreign Currency Risk.  Foreign currency risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates.  Each of our non-U.S./Bermuda (“foreign”) operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines.  Each foreign operation may conduct business in its local currency, as well as the currency of other countries in which it operates.  The primary foreign currency exposures for these foreign operations are the Canadian Dollar, the British Pound Sterling and the Euro.  We mitigate foreign exchange exposure by generally matching the currency and duration of our assets to our corresponding operating liabilities.  In accordance with FASB guidance, we translate the assets, liabilities and income of non-U.S. dollar functional currency legal entities to the U.S. dollar.  This translation amount is reported as a component of other comprehensive income.  As of March 31, 2010 there has been no material change in exposure to foreign exchange rates as compared to December, 31, 2009.

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

The Company sold six equity index put option contracts, based on the Standard & Poor’s 500 (“S&P 500”) index, for total consideration, net of commissions, of $22.5 million.  At March 31, 2010, fair value for these equity index put option contracts was $48.8 million.  These equity index put option contracts each have a single exercise date, with maturities ranging from 12 to 30 years and strike prices ranging from $1,141.21 to $1,540.63.  No amounts will be payable under these equity index put option contracts if the S&P 500 index is at, or above, the strike prices on the exercise dates, which fall between June 2017 and March 2031.  If the S&P 500 index is lower than the strike price on the applicable exercise date, the amount due would vary proportionately with the percentage by which the index is below the strike price.  Based on historical index volatilities and trends and the March 31, 2010 S&P 500 index value, the Company estimates the probability that each equity index put option contract of the S&P 500 index falling below the strike price on the exercise date to be less than 35%.  The theoretical maximum payouts under the equity index put option contracts would occur if on each of the exercise dates the S&P 500 index value were zero.  At March 31, 2010, the present value of these theoretical maximum payouts using a 6% discount factor was $257.7 million.

The Company sold one equity index put option contract based on the FTSE 100 index, for total consideration, net of commissions, of $6.7 million.  At March 31, 2010, fair value for this equity index put option contract was $5.5 million.  This equity index put option contract has an exercise date of July 2020 and a strike price of ₤5,989.75.  No amount will be payable under this equity index put option contract if the FTSE 100 index is at, or above, the strike price on the exercise date.  If the FTSE 100 index is lower than the strike price on the exercise date, the amount due will vary proportionately with the percentage by which the index is below the strike price.  Based on historical index volatilities and trends and the March 31, 2010 FTSE 100 index value, the Company estimates the probability that the equity index put option contract of the FTSE 100 index will fall below the strike price on the exercise date to be less than 29%.  The theoretical maximum payout under the equity index put contract would occur if on the exercise date the FTSE 100 index value was zero.  At March 31, 2010, the present value of the theoretical maximum payout using a 6% discount factor and current exchange rate was $27.4 million.

Because the equity index put option contracts meet the definition of a derivative, we report the fair value of these instruments in our consolidated balance sheets as a liability and record any changes to fair value in our consolidated statements of operations and comprehensive income as net derivative gain or loss.  Our financial statements reflect fair values for our obligations on these equity index put option contracts at March 31, 2010 and 2009, of $54.3 million and $80.3 million, respectively; however, we do not believe that the ultimate settlement of these transactions is likely to require a payment that would exceed the initial consideration received, or any payment at all.

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

	Equity Indices Put Options Obligation – Sensitivity Analysis
(Dollars in millions)	At March 31, 2010
Interest Rate Shift in Basis Points:	-200	-100	0	100	200
Total Fair Value	$94.0	$71.6	$54.3	$41.0	$30.8
Fair Value Change from Base (%)	-73.1%	-31.9%	0.0%	24.5%	43.3%

Equity Indices Shift in Points (S&P 500/FTSE 100):	-500/-2000	-250/-1000	0	250/1000	500/2000
Total Fair Value	$110.0	$76.4	$54.3	$39.1	$29.2
Fair Value Change from Base (%)	-102.5%	-40.8%	0.0%	28.0%	46.3%

Combined Interest Rate /	-200/	-100/		100/	200/
Equity Indices Shift (S&P 500/FTSE 100):	-500/-2000	-250/-1000	0/0	250/1000	500/2000
Total Fair Value	$169.5	$98.1	$54.3	$29.0	$15.0
Fair Value Change from Base (%)	-212.2%	-80.6%	0.0%	46.6%	72.4%

Safe Harbor Disclosure.
This report contains forward-looking statements within the meaning of the U.S. federal securities laws.  We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the federal securities laws.  In some cases, these statements can be identified by the use of forward-looking words such as “may”, “will”, “should”, “could”, “anticipate”, “estimate”, “expect”, “plan”, “believe”, “predict”, “potential” and “intend”.  Forward-looking statements contained in this report include information regarding our reserves for losses and LAE, the adequacy of our provision for uncollectible balances, estimates of our catastrophe exposure, the effects of catastrophic events on our financial statements, the ability of Everest Re, Holdings, Everest Underwriting Group (Ireland) Limited and Bermuda Re to pay dividends and the settlement costs of our specialized equity index put option contracts.  Forward-looking statements only reflect our expectations and are not guarantees of performance.  These statements involve risks, uncertainties and assumptions.  Actual events or results may differ materially from our expectations.  Important factors that could cause our actual events or results to be materially different from our expectations include the uncertainties that surround the impact on our financial statements and liquidity resulting from changes in the global economy and credit markets, the estimating of reserves for losses and LAE, those discussed in Note 8 of the Notes to Consolidated Financial Statements (unaudited) included in this report and the risks described under the caption “Risk Factors” in our most recently filed Annual Report on Form 10-K, PART 1, ITEM 1A.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

ITEM 1A.  RISK FACTORS

No material changes.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities.

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares (or
			Purchased as Part	Units) that May Yet
	Total Number of		of Publicly	Be Purchased Under
	Shares (or Units)	Average Price Paid	Announced Plans or	the Plans or
Period	Purchased(1)	per Share (or Unit)	Programs	Programs (2)
January 1 - 31, 2010	0	$-	0	3,470,563
February 1 - 28, 2010	414,112	$82.9986	401,718	8,068,845
March 1 - 31, 2010	160,588	$85.2870	160,588	7,908,257
Total	574,700	$83.6380	562,306	7,908,257

(1)       Included were 12,394 shares withheld as payment for taxes on restricted shares that became unrestricted in the year.

(2)       On September 21, 2004, the Company’s board of directors approved an amended share repurchase program authorizing the Company and/or its subsidiary Holdings to purchase up to an aggregate of 5,000,000 of the Company’s common shares through open market transactions, privately negotiated transactions or both.  On July 21, 2008, the Company’s executive committee of the board of directors approved an amendment to the September 21, 2004 share repurchase program authorizing the Company and/or its subsidiary Holdings to purchase up to an aggregate of 10,000,000 of the Company’s common shares (recognizing that the number of shares authorized for repurchase has been reduced by those shares that have already been purchased) in open market transactions, privately negotiated transactions or both.  On February 24, 2010, the Company’s executive committee of the board of directors approved an amendment to the September 21, 2004, share repurchase program and the July 21, 2008, amendment authorizing the Company and/or its subsidiary Holdings, to purchase up to 15,000,000 of the Company’s common shares (recognizing that the number of shares authorized for repurchase has been reduced by those shares that have already been purchased) in open market transactions, privately negotiated transactions or both.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  RESERVED

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Index:

Exhibit No.	Description

*10.1
Amendment of Change of Control Agreement by and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc., Everest Re Group, Ltd., Everest Global Services, Inc. and Joseph V. Taranto, dated March 9, 2010, filed herewith

31.1	Section 302 Certification of Joseph V. Taranto

31.2	Section 302 Certification of Dominic J. Addesso

32.1	Section 906 Certification of Joseph V. Taranto and Dominic J. Addesso
_____________
 * Management contract or compensatory plan or arrangement.

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

Dated:  May 10, 2010