Form 10-Q
period 2010-06-30
EVEREST RE GROUP LTD
filed 2010-08-09
CIK 1095073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2010	Commission file number: 1-15731

EVEREST RE GROUP, LTD.
(Exact name of registrant as specified in its charter)

Bermuda	98-0365432
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

Large accelerated filer	X	Accelerated filer
Non-accelerated filer		Smaller reporting company
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Class	At August 1, 2010
Common Shares, $0.01 par value	56,242,019

EVEREST RE GROUP, LTD

Form 10-Q

Page
PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

PART I

ITEM 1.  FINANCIAL STATEMENTS

EVEREST RE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Dollars in thousands, except par value per share)	2010	2009
	(unaudited)
ASSETS:
Fixed maturities - available for sale, at market value	$13,499,102	$13,005,949
(amortized cost: 2010, $12,955,574; 2009, $12,614,742)
Fixed maturities - available for sale, at fair value	66,351	50,528
Equity securities - available for sale, at market value (cost: 2010, $12,574; 2009, $13,970)	15,173	16,301
Equity securities - available for sale, at fair value	367,093	380,025
Short-term investments	381,931	673,131
Other invested assets (cost: 2010, $581,392; 2009, $546,158)	581,013	545,284
Cash	191,453	247,598
Total investments and cash	15,102,116	14,918,816
Accrued investment income	154,372	158,886
Premiums receivable	968,205	978,847
Reinsurance receivables	652,912	636,375
Funds held by reinsureds	377,968	379,864
Deferred acquisition costs	370,832	362,346
Prepaid reinsurance premiums	118,285	108,029
Deferred tax asset	170,225	174,170
Federal income taxes recoverable	95,890	144,903
Other assets	196,071	139,076
TOTAL ASSETS	$18,206,876	$18,001,312

LIABILITIES:
Reserve for losses and loss adjustment expenses	$9,237,813	$8,937,858
Future policy benefit reserve	63,968	64,536
Unearned premium reserve	1,420,099	1,415,402
Funds held under reinsurance treaties	95,104	91,893
Losses in the course of payment	28,705	39,766
Commission reserves	42,425	55,579
Other net payable to reinsurers	50,822	53,014
Revolving credit borrowings	133,000	-
8.75% Senior notes due 3/15/2010	-	199,970
5.4% Senior notes due 10/15/2014	249,790	249,769
6.6% Long term notes due 5/1/2067	238,349	238,348
Junior subordinated debt securities payable	329,897	329,897
Accrued interest on debt and borrowings	4,892	9,885
Equity index put option liability	76,599	57,349
Other liabilities	199,814	156,324
Total liabilities	12,171,277	11,899,590

Commitments and contingencies (Note 8)

SHAREHOLDERS' EQUITY:
Preferred shares, par value: $0.01; 50 million shares authorized;
no shares issued and outstanding	-	-
Common shares, par value: $0.01; 200 million shares authorized; (2010) 66.0 million
and (2009) 65.8 million issued	660	658
Additional paid-in capital	1,853,158	1,845,181
Accumulated other comprehensive income (loss), net of deferred income tax expense
(benefit) of $107.4 million at 2010 and $101.0 million at 2009	366,866	272,038
Treasury shares, at cost; 9.8 million shares (2010) and 6.5 million shares (2009)	(830,037)	(582,926)
Retained earnings (deficit)	4,644,952	4,566,771
Total shareholders' equity	6,035,599	6,101,722
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$18,206,876	$18,001,312

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share amounts)	2010	2009	2010	2009
	(unaudited)		(unaudited)
REVENUES:
Premiums earned	$989,899	$956,908	$1,917,201	$1,889,198
Net investment income	165,731	167,209	327,230	235,963
Net realized capital gains (losses):
Other-than-temporary impairments on fixed maturity securities	-	(4,936)	-	(13,210)
Other-than-temporary impairments on fixed maturity securities
transferred to other comprehensive income (loss)	-	-	-	-
Other net realized capital gains (losses)	(41,693)	28,398	31,025	(28,465)
Total net realized capital gains (losses)	(41,693)	23,462	31,025	(41,675)
Realized gain on debt repurchase	-	-	-	78,271
Net derivative gain (loss)	(22,304)	21,351	(19,250)	1,648
Other income (expense)	7,798	2,389	13,137	(2,791)
Total revenues	1,099,431	1,171,319	2,269,343	2,160,614

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	643,948	566,785	1,550,804	1,136,690
Commission, brokerage, taxes and fees	236,493	229,214	449,155	455,252
Other underwriting expenses	41,747	40,970	80,691	77,325
Corporate expenses	3,887	4,367	8,462	8,147
Interest, fees and bond issue cost amortization expense	13,016	17,116	29,658	37,258
Total claims and expenses	939,091	858,452	2,118,770	1,714,672

INCOME (LOSS) BEFORE TAXES	160,340	312,867	150,573	445,942
Income tax expense (benefit)	3,667	40,279	16,552	64,798

NET INCOME (LOSS)	$156,673	$272,588	$134,021	$381,144
Other comprehensive income (loss), net of tax	65,889	308,064	94,828	305,279

COMPREHENSIVE INCOME (LOSS)	$222,562	$580,652	$228,849	$686,423

EARNINGS PER COMMON SHARE:
Basic	$2.70	$4.44	$2.29	$6.21
Diluted	2.70	4.43	2.28	6.19
Dividends declared	0.48	0.48	0.96	0.96

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share amounts)	2010	2009	2010	2009
	(unaudited)		(unaudited)
COMMON SHARES (shares outstanding):
Balance, beginning of period	58,922,474	61,542,089	59,317,741	61,414,027
Issued during the period, net	37	18,755	167,076	146,817
Treasury shares acquired	(2,680,492)	(707,900)	(3,242,798)	(707,900)
Balance, end of period	56,242,019	60,852,944	56,242,019	60,852,944

COMMON SHARES (par value):
Balance, beginning of period	$660	$657	$658	$656
Issued during the period, net	-	-	2	1
Balance, end of period	660	657	660	657

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	1,849,441	1,827,819	1,845,181	1,824,552
Share-based compensation plans	3,717	3,876	7,977	7,106
Other	-	-	-	37
Balance, end of period	1,853,158	1,831,695	1,853,158	1,831,695

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS),
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	300,977	(294,636)	272,038	(291,851)
Cumulative adjustment of initial adoption(1), net of tax	-	(57,312)	-	(57,312)
Net increase (decrease) during the period	65,889	308,064	94,828	305,279
Balance, end of period	366,866	(43,884)	366,866	(43,884)

RETAINED EARNINGS (DEFICIT):
Balance, beginning of period	4,515,835	3,898,343	4,566,771	3,819,327
Cumulative adjustment of initial adoption(1), net of tax	-	57,312	-	57,312
Net income (loss)	156,673	272,588	134,021	381,144
Dividends declared ($0.48 per quarter and $0.96 year-to-date
per share in 2010 and 2009)	(27,556)	(29,549)	(55,840)	(59,089)
Balance, end of period	4,644,952	4,198,694	4,644,952	4,198,694

TREASURY SHARES AT COST:
Balance, beginning of period	(629,958)	(392,329)	(582,926)	(392,329)
Purchase of treasury shares	(200,079)	(49,418)	(247,111)	(49,418)
Balance, end of period	(830,037)	(441,747)	(830,037)	(441,747)

TOTAL SHAREHOLDERS' EQUITY, END OF PERIOD	$6,035,599	$5,545,415	$6,035,599	$5,545,415

(1) The cumulative adjustment to accumulated other comprehensive income (loss), net of deferred income taxes, and retained earnings (deficit), represents the effect of initially adopting new guidance for other-than-temporary impairments of debt securities.

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2010	2009	2010	2009
	(unaudited)		(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$156,673	$272,588	$134,021	$381,144
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable	2,624	(44,864)	(5,135)	(59,343)
Decrease (increase) in funds held by reinsureds, net	(11,156)	(21,004)	(13,585)	(30,785)
Decrease (increase) in reinsurance receivables	(29,147)	75,952	(62,291)	43,815
Decrease (increase) in deferred tax asset	(11,853)	9,228	(5,064)	54,218
Increase (decrease) in reserve for losses and loss adjustment expenses	30,445	(181,592)	449,390	(179,158)
Increase (decrease) in future policy benefit reserve	(434)	(2,013)	(569)	1,148
Increase (decrease) in unearned premiums	(28,341)	(22,387)	13,257	10,465
Change in equity adjustments in limited partnerships	(16,091)	(19,809)	(32,255)	53,476
Change in other assets and liabilities, net	73,043	52,725	17,576	31,812
Non-cash compensation expense	3,589	3,620	7,130	6,756
Amortization of bond premium (accrual of bond discount)	10,454	4,391	21,339	6,881
Amortization of underwriting discount on senior notes	11	48	53	94
Realized gain on debt repurchase	-	-	-	(78,271)
Net realized capital (gains) losses	41,693	(23,462)	(31,025)	41,675
Net cash provided by (used in) operating activities	221,510	103,421	492,842	283,927

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale, at market value	369,775	318,283	783,165	560,413
Proceeds from fixed maturities matured/called - available for sale, at fair value	-	-	-	5,570
Proceeds from fixed maturities sold - available for sale, at market value	238,940	48,701	723,462	129,658
Proceeds from fixed maturities sold - available for sale, at fair value	6,115	4,510	8,612	8,002
Proceeds from equity securities sold - available for sale, at market value	712	34	712	1,076
Proceeds from equity securities sold - available for sale, at fair value	51,400	10,591	72,742	12,239
Distributions from other invested assets	19,630	10,647	30,360	23,311
Cost of fixed maturities acquired - available for sale, at market value	(938,124)	(550,863)	(1,961,623)	(1,363,243)
Cost of fixed maturities acquired - available for sale, at fair value	(9,486)	(3,244)	(23,680)	(16,553)
Cost of equity securities acquired - available for sale, at market value	(1,426)	-	(1,426)	-
Cost of equity securities acquired - available for sale, at fair value	(38,095)	(10,320)	(80,417)	(19,299)
Cost of other invested assets acquired	(10,034)	(18,503)	(37,078)	(24,742)
Net change in short-term investments	209,878	78,140	291,897	791,062
Net change in unsettled securities transactions	(58,493)	49,629	(11,195)	53,328
Net cash provided by (used in) investing activities	(159,208)	(62,395)	(204,469)	160,822

CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares issued during the period, net	128	256	849	388
Purchase of treasury shares	(200,079)	(49,418)	(247,111)	(49,418)
Revolving credit borrowings	133,000	-	133,000	-
Net cost of debt repurchase	-	-	-	(83,026)
Net cost of senior notes maturing	-	-	(200,000)	-
Dividends paid to shareholders	(27,556)	(29,549)	(55,840)	(59,089)
Net cash provided by (used in) financing activities	(94,507)	(78,711)	(369,102)	(191,145)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	9,499	42,737	24,584	13,002

Net increase (decrease) in cash	(22,706)	5,052	(56,145)	266,606
Cash, beginning of period	214,159	467,248	247,598	205,694
Cash, end of period	$191,453	$472,300	$191,453	$472,300

SUPPLEMENTAL CASH FLOW INFORMATION
Cash transactions:
Income taxes paid (recovered)	$(48,597)	$40,644	$(35,838)	$67,779
Interest paid	20,160	19,806	34,361	38,124

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended June 30, 2010 and 2009

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

2.  BASIS OF PRESENTATION

The unaudited consolidated financial statements of the Company for the three and six months ended June 30, 2010 and 2009 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis.  Certain financial information, which is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), has been omitted since it is not required for interim reporting purposes. The December 31, 2009 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  The results for the three and six months ended June 30, 2010 and 2009 are not necessarily indicative of the results for a full year.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2009, 2008 and 2007 included in the Company’s most recent Form 10-K filing.

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

Improving Disclosures About Fair Value Measurements.  In January 2010, the FASB amended the authoritative guidance for disclosures on fair value measurements.  Effective for interim and annual reporting periods beginning after December 15, 2009, the guidance requires a new separate disclosure for:  significant transfers in and out of Level 1 and 2 and the reasons for the transfers; and provided clarification on existing disclosures to include:  fair value measurement disclosures by class of assets and liabilities and disclosure on valuation techniques and inputs used to measure fair value that fall in either Level 2 or Level 3.  Effective for interim and annual reporting periods beginning after December 15, 2010, the guidance requires another new separate disclosure in regards to Level 3 fair value measurements in that, the period activity will present separately information about purchases, sales, issuances and settlements.  Comparative disclosures shall be required only for periods ending after initial adoption.  The Company implemented the first part of this guidance effective January 1, 2010.

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

Other-Than-Temporary Impairments on Investment Securities.  In April 2009, the FASB revised the authoritative guidance for the recognition and presentation of other-than-temporary impairments. This new guidance amends the recognition guidance for other-than-temporary impairments of debt securities and expands the financial statement disclosures for other-than-temporary impairments on debt and equity securities. For available for sale debt securities that the Company has no intent to sell and more likely than not will not be required to sell prior to recovery, only the credit loss component of the impairment would be recognized in earnings, while the rest of the fair value loss would be recognized in accumulated other comprehensive income.  The Company adopted this guidance effective April 1, 2009.  Upon adoption the Company recognized a cumulative-effect adjustment increase in retained earnings (deficit) and decrease in accumulated other comprehensive income (loss) of $57.3 million, net of $8.3 million of tax.

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

3.  INVESTMENTS

The amortized cost, market value and gross unrealized appreciation and depreciation of available for sale, fixed maturity and equity security investments, carried at market value, are as follows for the periods indicated:

	At June 30, 2010
	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$382,529	$23,033	$(89)	$405,473
Obligations of U.S. states and political subdivisions	3,469,450	181,595	(17,016)	3,634,029
Corporate securities	2,875,998	164,601	(19,657)	3,020,942
Asset-backed securities	277,060	8,955	(3,049)	282,966
Mortgage-backed securities
Commercial	475,259	17,195	(20,984)	471,470
Agency residential	2,347,896	106,641	(571)	2,453,966
Non-agency residential	162,333	1,753	(5,197)	158,889
Foreign government securities	1,508,822	83,584	(22,818)	1,569,588
Foreign corporate securities	1,456,227	70,473	(24,921)	1,501,779
Total fixed maturity securities	$12,955,574	$657,830	$(114,302)	$13,499,102
Equity securities	$12,574	$2,602	$(3)	$15,173

	At December 31, 2009
	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$339,839	$17,879	$(3,565)	$354,153
Obligations of U.S. states and political subdivisions	3,694,267	183,848	(24,256)	3,853,859
Corporate securities	2,421,875	107,749	(32,963)	2,496,661
Asset-backed securities	310,429	7,713	(4,413)	313,729
Mortgage-backed securities
Commercial	475,204	5,172	(37,758)	442,618
Agency residential	2,310,826	61,481	(3,863)	2,368,444
Non-agency residential	177,500	238	(17,117)	160,621
Foreign government securities	1,507,385	100,243	(16,875)	1,590,753
Foreign corporate securities	1,377,417	72,442	(24,748)	1,425,111
Total fixed maturity securities	$12,614,742	$556,765	$(165,558)	$13,005,949
Equity securities	$13,970	$2,333	$(2)	$16,301

In accordance with FASB guidance, the Company reclassified the non-credit portion of other-than-temporary impairments from retained earnings (deficit) into accumulated other comprehensive income (loss), on April 1, 2009.  At June 30, 2010, the pre-tax cumulative unrealized depreciation on these corporate securities had improved, with the remaining unrealized depreciation at $3.2 thousand compared to $6.1 million at December 31, 2009.

The amortized cost and market value of fixed maturity securities are shown in the following table by contractual maturity.  Mortgage-backed securities are generally more likely to be prepaid than other fixed maturity securities. As the stated maturity of such securities may not be indicative of actual maturities, the totals for mortgage-backed and asset-backed securities are shown separately.

	At June 30, 2010		At December 31, 2009
	Amortized	Market	Amortized	Market
(Dollars in thousands)	Cost	Value	Cost	Value
Fixed maturity securities – available for sale
Due in one year or less	$626,717	$637,761	$621,706	$652,483
Due after one year through five years	3,590,646	3,747,860	3,017,731	3,151,819
Due after five years through ten years	2,569,986	2,712,264	2,530,830	2,634,709
Due after ten years	2,905,677	3,033,926	3,170,516	3,281,526
Asset-backed securities	277,060	282,966	310,429	313,729
Mortgage-backed securities
Commercial	475,259	471,470	475,204	442,618
Agency residential	2,347,896	2,453,966	2,310,826	2,368,444
Non-agency residential	162,333	158,889	177,500	160,621
Total fixed maturity securities	$12,955,574	$13,499,102	$12,614,742	$13,005,949

The changes in net unrealized appreciation (depreciation) for the Company’s investments are derived from the following sources for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2010	2009	2010	2009
Increase (decrease) during the period between the market value and cost of investments carried at market value, and deferred taxes thereon:
Fixed maturity securities	$129,039	$197,599	$146,237	$271,759
Fixed maturity securities, cumulative other-than-temporary impairment adjustment	33	(65,658)	6,085	(65,658)
Equity securities	(32)	139	268	(105)
Other invested assets	(19)	3,868	495	2,227
Change in unrealized appreciation (depreciation), pre-tax	129,021	135,948	153,085	208,223
Deferred tax benefit (expense)	(15,934)	(16,359)	(4,358)	(41,686)
Deferred tax benefit (expense), cumulative other-than-temporary impairment adjustment	164	8,346	(904)	8,346
Change in unrealized appreciation (depreciation),
net of deferred taxes, included in shareholders’ equity	$113,251	$127,935	$147,823	$174,883

The Company frequently reviews its fixed maturity securities investment portfolio for declines in market value and focuses its attention on securities whose fair value has fallen below 80% of their amortized value at the time of review.  The Company then assesses whether the decline in value is temporary or other-than-temporary.  In making its assessment, the Company evaluates the current market and interest rate environment as well as specific issuer information.  Generally, a change in a security’s value caused by a change in the market or interest rate environment does not constitute an other-than-temporary impairment, but rather a temporary decline in market value.  Temporary declines in market value are recorded as unrealized losses in accumulated other comprehensive income (loss).  If the Company determines that the decline is other-than-temporary and the Company does not have the intent to sell the security; and it is more likely than not that the Company will not have to sell the security before recovery of its cost basis, the carrying value of the investment is written down to fair value.  The fair value adjustment that is credit related is recorded in net realized capital gains (losses) in the Company’s consolidated statements of operations and comprehensive income (loss).  The fair value adjustment that is non-credit related is recorded as a component of other comprehensive income (loss), net of tax, and is included in accumulated other comprehensive income (loss) in the Company’s consolidated balance sheets.  The Company’s assessments are based on the issuers current and expected future financial position, timeliness with respect to interest and/or principal payments, speed of repayments and any applicable credit enhancements or breakeven constant default rates on mortgage-backed and asset-backed securities, as well as relevant information provided by rating agencies, investment advisors and analysts.

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

The tables below display the aggregate market value and gross unrealized depreciation of fixed maturity and equity securities, by security type and contractual maturity, in each case subdivided according to length of time that individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at June 30, 2010 By Security Type
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$-	$-	$3,398	$(89)	$3,398	$(89)
Obligations of U.S. states and political subdivisions	5,008	(28)	362,675	(16,988)	367,683	(17,016)
Corporate securities	272,409	(6,379)	174,227	(13,278)	446,636	(19,657)
Asset-backed securities	2,601	(3)	16,748	(3,046)	19,349	(3,049)
Mortgage-backed securities
Commercial	-	-	81,331	(20,984)	81,331	(20,984)
Agency residential	95,220	(344)	672	(227)	95,892	(571)
Non-agency residential	-	-	57,715	(5,197)	57,715	(5,197)
Foreign government securities	170,280	(6,458)	150,503	(16,360)	320,783	(22,818)
Foreign corporate securities	172,419	(4,762)	177,007	(20,159)	349,426	(24,921)
Total fixed maturity securities	$717,937	$(17,974)	$1,024,276	$(96,328)	$1,742,213	$(114,302)
Equity securities	12	(3)	-	-	12	(3)
Total	$717,949	$(17,977)	$1,024,276	$(96,328)	$1,742,225	$(114,305)

	Duration of Unrealized Loss at June 30, 2010 By Maturity
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities
Due in one year or less	$57,680	$(1,664)	$52,120	$(5,000)	$109,800	$(6,664)
Due in one year through five years	247,136	(5,992)	192,851	(15,340)	439,987	(21,332)
Due in five years through ten years	279,725	(8,372)	145,914	(16,560)	425,639	(24,932)
Due after ten years	35,575	(1,599)	476,925	(29,974)	512,500	(31,573)
Asset-backed securities	2,601	(3)	16,748	(3,046)	19,349	(3,049)
Mortgage-backed securities	95,220	(344)	139,718	(26,408)	234,938	(26,752)
Total fixed maturity securities	$717,937	$(17,974)	$1,024,276	$(96,328)	$1,742,213	$(114,302)

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position at June 30, 2010 were $1,742.2 million and $114.3 million, respectively.  There were no unrealized losses on a single security that exceeded 0.05% of the market value of the fixed maturity securities at June 30, 2010.  In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector.  The $18.0 million of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were generally comprised of highly rated domestic and foreign government and corporate securities.  Of these unrealized losses, $12.3 million were related to securities that were rated investment grade by at least one nationally recognized statistical rating organization.  The $96.3 million of unrealized losses related to fixed maturity and equity securities in an unrealized loss position for more than one year related primarily to highly rated domestic and foreign government, municipal, corporate and asset-backed and mortgage-backed securities.  Of these unrealized losses, $69.2 million related to securities that were rated investment grade by at least one nationally recognized statistical rating organization.  The non-investment grade securities with unrealized losses were mainly comprised of corporate and commercial mortgage-backed securities.  The gross unrealized depreciation greater than 12 months for mortgage-backed securities included $2.9 million related to sub-prime and alt-A loans.  In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations.  The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments.  Unrealized losses have decreased since December 31, 2009, as a result of improved conditions in the overall financial market resulting from increased liquidity and lower interest rates.

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

	Duration of Unrealized Loss at December 31, 2009 By Security Type
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

	Duration of Unrealized Loss at December 31, 2009 By Maturity
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

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position at December 31, 2009 were $3,099.0 million and $165.6 million, respectively.  There were no unrealized losses on a single security that exceeded 0.07% of the market value of the fixed maturity securities at December 31, 2009.  In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector.  The $20.8 million of unrealized losses related to fixed maturity and equity securities that have been in an unrealized loss position for less than one year were generally comprised of highly rated government, corporate and mortgage-backed securities.  Of these unrealized losses, $20.7 million were related to securities that were rated investment grade by at least one nationally recognized statistical rating organization.  The $144.7 million of unrealized losses related to fixed maturity securities in an unrealized loss position for more than one year related primarily to highly rated government, municipal, corporate and mortgage-backed securities.  Of these unrealized losses, $111.3 million related to securities that were rated investment grade by at least one nationally recognized statistical rating organization.  The non-investment grade securities with unrealized losses are mainly comprised of corporate and commercial mortgage-backed securities.  The gross unrealized depreciation greater than 12 months for mortgage-backed securities included $3.7 million related to sub-prime and alt-A loans.  In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations.  The mortgage-backed securities still had excess credit coverage and were current on interest and principal payments.  Unrealized losses decreased since December 31, 2008, as a result of improved conditions in the overall financial market resulting from increased liquidity and lower interest rates.

The components of net investment income are presented in the table below for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2010	2009	2010	2009
Fixed maturity securities	$149,017	$144,333	$294,216	$288,955
Equity securities	2,856	730	5,379	1,426
Short-term investments and cash	(82)	1,682	(390)	5,243
Other invested assets
Limited partnerships	15,611	20,267	31,509	(52,679)
Other	330	261	702	1,035
Total gross investment income	167,732	167,273	331,416	243,980
Interest debited (credited) and other expense	(2,001)	(64)	(4,186)	(8,017)
Total net investment income	$165,731	$167,209	$327,230	$235,963

The Company records results from limited partnership investments on the equity method of accounting with changes in value reported through net investment income.  Due to the timing of receiving financial information from these partnerships, the results are generally reported on a one month or quarter lag.  If the Company determines there has been a significant decline in value of a limited partnership during this lag period, a loss will be recorded in the period in which the Company indentifies the decline.

The Company had contractual commitments to invest up to an additional $184.6 million in limited partnerships at June 30, 2010.  These commitments will be funded when called in accordance with the partnership agreements, which have investment periods that expire, unless extended, through 2014.

The components of net realized capital gains (losses) are presented in the table below for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2010	2009	2010	2009
Fixed maturity securities, market value:
Other-than-temporary impairments	$-	$(4,936)	$-	$(13,210)
Gains (losses) from sales	(2,249)	3,313	50,757	(36,281)
Fixed maturity securities, fair value:
Gains (losses) from sales	190	133	273	229
Gains (losses) from fair value adjustments	(2,518)	2,010	482	1,968
Equity securities, market value:
Gains (losses) from sales	111	-	111	47
Equity securities, fair value:
Gains (losses) from sales	(2,894)	5,631	(999)	5,182
Gains (losses) from fair value adjustments	(34,341)	17,296	(19,608)	373
Short-term investments gains (losses)	8	15	9	17
Total net realized capital gains (losses)	$(41,693)	$23,462	$31,025	$(41,675)

Proceeds from sales of fixed maturity securities for the three months ended June 30, 2010 and 2009 were $245.1 million and $53.2 million, respectively.  Gross gains of $7.7 million and $5.6 million and gross losses of $9.8 million and $2.0 million were realized on those fixed maturity securities sales for the three months ended June 30, 2010 and 2009, respectively.  Proceeds from sales of equity securities for the three months ended June 30, 2010 and 2009 were $52.1 million and $10.6 million, respectively.  Gross gains of $1.3 million and $5.7 million and gross losses of $4.1 million and $0.0 million were realized on those equity sales for the three months ended June 30, 2010 and 2009, respectively.

Proceeds from sales of fixed maturity securities for the six months ended June 30, 2010 and 2009 were $732.1 million and $137.7 million, respectively.  Gross gains of $66.4 million and $8.3 million and gross losses of $15.3 million and $44.3 million were realized on those fixed maturity securities sales for the six months ended June 30, 2010 and 2009, respectively.  Proceeds from sales of equity securities for the six months ended June 30, 2010 and 2009 were $73.5 million and $13.3 million, respectively.  Gross gains of $3.7 million and $5.9 million and gross losses of $4.6 million and $0.7 million were realized on those equity sales for the six months ended June 30, 2010 and 2009, respectively.

The Company records fair value re-measurements as net realized capital gains (losses) in the consolidated statements of operations and comprehensive income (loss).  The Company recorded $36.9 million and $19.1 million in net realized capital losses due to fair value re-measurements on fixed maturity and equity securities, at fair value, for the three and six months ended June 30, 2010, respectively.  The Company recorded $19.3 million and $2.3 million in net realized capital gains due to fair value re-measurements on fixed maturity and equity securities, at fair value, for the three and six months ended June 30, 2009, respectively.

For the three and six months ended June 30, 2010, the Company had no write-downs in the value of securities deemed to be impaired on an other-than-temporary basis included in net realized capital gains (losses).  For the three and six months ended June 30, 2009, the Company recorded $4.9 million and $13.2 million of write-downs in the value of securities deemed to be impaired on an other-than-temporary basis in net realized capital gains (losses).  The Company had no other-than-temporary impaired securities where the impairment had both a credit and non-credit component.

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

The Company sold six equity index put option contracts, based on the Standard & Poor’s 500 (“S&P 500”) index, for total consideration, net of commissions, of $22.5 million.  At June 30, 2010, fair value for these equity index put option contracts was $69.3 million.  These equity index put option contracts each have a single exercise date, with maturities ranging from 12 to 30 years and strike prices ranging from $1,141.21 to $1,540.63.  No amounts will be payable under these equity index put option contracts if the S&P 500 index is at, or above, the strike prices on the exercise dates, which fall between June 2017 and March 2031.  If the S&P 500 index is lower than the strike price on the applicable exercise date, the amount due would vary proportionately with the percentage by which the index is below the strike price.  Based on historical index volatilities and trends and the June 30, 2010 S&P 500 index value, the Company estimates the probability that each equity index put option contract of the S&P 500 index falling below the strike price on the exercise date to be less than 52%.  The theoretical maximum payouts under the equity index put option contracts would occur if on each of the exercise dates the S&P 500 index value were zero.  At June 30, 2010, the present value of these theoretical maximum payouts using a 6% discount factor was $261.4 million.

The Company sold one equity index put option contract based on the FTSE 100 index for total consideration, net of commissions, of $6.7 million.  At June 30, 2010, fair value for this equity index put option contract was $7.3 million.  This equity index put option contract has an exercise date of July 2020 and a strike price of ₤5,989.75.  No amount will be payable under this equity index put option contract if the FTSE 100 index is at, or above, the strike price on the exercise date.  If the FTSE 100 index is lower than the strike price on the exercise date, the amount due will vary proportionately with the percentage by which the index is below the strike price.  Based on historical index volatilities and trends and the June 30, 2010 FTSE 100 index value, the Company estimates the probability that the equity index put option contract of the FTSE 100 index will fall below the strike price on the exercise date to be less than 46%.  The theoretical maximum payout under the equity index put option contract would occur if on the exercise date the FTSE 100 index value was zero.  At June 30, 2010, the present value of the theoretical maximum payout using a 6% discount factor and current exchange rate was $26.6 million.

The fair value of the equity index put options can be found in the Company’s consolidated balance sheets as follows:

(Dollars in thousands)		Fair Value
Derivatives not designated as	Location of fair value	At	At
hedging instruments	in balance sheets	June 30, 2010	December 31, 2009

Equity index put option contracts	Equity index put option liability	$76,599	$57,349
Total		$76,599	$57,349

The change in fair value of the equity index put option contracts can be found in the Company’s statement of operations and comprehensive income (loss) as follows:

		Net derivative gain (loss)
(Dollars in thousands)		For the Three Months Ended		For the Six Months Ended
Derivatives not designated as	Location of gain (loss) in statements of	June 30,		June 30,
hedging instruments	operations and comprehensive income (loss)	2010	2009	2010	2009

Equity index put option contracts	Net derivative gain (loss)	$(22,304)	$21,351	$(19,250)	$1,648
Total		$(22,304)	$21,351	$(19,250)	$1,648

The Company’s equity index put option contracts (derivatives) contain provisions that require collateralization of the fair value, as calculated by the counterparty, above a specified threshold, which is based on the Company’s financial strength ratings (Moody’s Investors Service, Inc.) and/or debt ratings (Standard & Poor’s Ratings Services). The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on June 30, 2010, was $76.6 million for which the Company had posted collateral with a market value of $50.5 million.  If on June 30, 2010, the Company’s ratings were such that the collateral threshold was zero, the Company would be required to post an additional $55.0 million, which is an approximation of the counterparties’ fair value calculation.

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

In limited instances where prices are not provided by pricing services or in rare instances when a manager may not agree with the pricing service, price quotes on a non-binding basis are obtained from investment brokers.  The investment asset managers do not make any changes to prices received from either the pricing services or the investment brokers.  In addition, the investment asset managers have procedures in place to review the reasonableness of the prices from the service providers and may request verification of the prices.  In addition, the Company tests the prices on a random basis to an independent pricing source.  In limited situations, where financial markets are inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value.  The Company made no such adjustments at June 30, 2010.

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

The Company sold seven equity index put option contracts which meet the definition of a derivative.  The Company’s position in these contracts is unhedged.  The Company recorded a change in fair value of $22.3 million loss and $19.3 million loss for the three and six months ended June 30, 2010, respectively, and a $21.4 million gain and $1.6 million gain for the three and six months ended June 30, 2009, respectively, in the consolidated statements of operations and comprehensive income (loss).

The fair value was calculated using an industry accepted option pricing model, Black-Scholes, which used the following assumptions:

	At June 30, 2010
		Contract
	Contracts	based on
	based on	FTSE 100
	S & P 500 Index	Index
Equity index	1,030.7	4,916.9
Interest rate	3.63% to 4.90%	4.40%
Time to maturity	6.9 to 20.8 yrs	10.1 yrs
Volatility	22.3% to 24.8%	25.9%

The following table presents the fair value measurement levels for all assets and liabilities, which the Company has recorded at fair value (fair and market value) as of the period indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	June 30, 2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$405,473	$-	$405,473	$-
Obligations of U.S. States and political subdivisions	3,634,029	-	3,634,029	-
Corporate securities	3,020,942	-	3,010,992	9,950
Asset-backed securities	282,966	-	276,404	6,562
Mortgage-backed securities
Commercial	471,470	-	471,470	-
Agency residential	2,453,966	-	2,453,966	-
Non-agency residential	158,889	-	157,381	1,508
Foreign government securities	1,569,588	-	1,569,588	-
Foreign corporate securities	1,501,779	-	1,501,779	-
Total fixed maturities, market value	13,499,102	-	13,481,082	18,020

Fixed maturities, fair value	66,351	-	66,351	-
Equity securities, market value	15,173	15,173	-	-
Equity securities, fair value	367,093	367,093	-	-

Liabilities:
Equity index put option contracts	$76,599	$-	$-	$76,599

There were no significant transfers between Level 1 and Level 2 for the six months ended June 30, 2010.

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

The following tables present the activity under Level 3, fair value measurements using significant unobservable inputs for fixed maturity investments, for the periods indicated:

	By Asset
	Three Months Ended June 30, 2010				Six Months Ended June 30, 2010
	Corporate	Asset-backed	Non-agency		Corporate	Asset-backed	Non-agency
(Dollars in thousands)	Securities	Securities	RMBS	Total	Securities	Securities	RMBS	Total
Beginning balance	$9,900	$6,388	$1,459	$17,747	$9,900	$6,268	$1,394	$17,563
Total gains or (losses) (realized/unrealized)
Included in earnings (or changes in net assets)	(2)	-	68	66	(2)	-	160	158
Included in other comprehensive income (loss)	52	112	79	243	52	44	184	280
Purchases, issuances and settlements	-	71	(97)	(26)	-	259	(230)	29
Transfers in and/or (out) of Level 3	-	(10)	-	(10)	-	(10)	-	(10)
Ending Balance	$9,950	$6,562	$1,508	$18,020	$9,950	$6,562	$1,508	$18,020

The amount of total gains or losses for the period included
in earnings (or changes in net assets) attributable to the
change in unrealized gains or losses relating to assets
still held at the reporting date	$-	$-	$-	$-	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

	Summary
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2010	2009	2010	2009
Assets:
Balance, beginning of period	$17,747	$89,537	$17,563	$293,607
Total gains or (losses) (realized/unrealized)
Included in earnings (or changes in net assets)	66	(169)	158	(141)
Included in other comprehensive income (loss)	243	(3,739)	280	376
Purchases, issuances and settlements	(26)	(199)	29	(296)
Transfers in and/or (out) of Level 3	(10)	(69,956)	(10)	(278,072)
Balance, end of period	$18,020	$15,474	$18,020	$15,474

The amount of total gains or losses for the period included in earnings
(or changes in net assets) attributable to the change in unrealized
gains or losses relating to assets still held at the reporting date	$-	$-	$-	$(816)

The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs for equity index put option contracts, for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2010	2009	2010	2009
Liabilities:
Balance, beginning of period	$54,295	$80,255	$57,349	$60,552
Total (gains) or losses (realized/unrealized)
Included in earnings (or changes in net assets)	22,304	(21,351)	19,250	(1,648)
Included in other comprehensive income (loss)	-	-	-	-
Purchases, issuances and settlements	-	-	-	-
Transfers in and/or (out) of Level 3	-	-	-	-
Balance, end of period	$76,599	$58,905	$76,599	$58,905

The amount of total gains or losses for the period included in earnings
(or changes in net assets) attributable to the change in unrealized
gains or losses relating to liabilities still held at the reporting date	$-	$-	$-	$-

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

7.  EARNINGS PER COMMON SHARE

Net income (loss) per common share has been computed as per below, based upon weighted average common basic and dilutive shares outstanding.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share amounts)	2010	2009	2010	2009
Net income (loss) per share:
Numerator
Net income (loss)	$156,673	$272,588	$134,021	$381,144
Less: dividends declared-common shares and nonvested common shares	(27,557)	(29,549)	(55,840)	(59,088)
Undistributed earnings	129,116	243,039	78,181	322,056
Percentage allocated to common shareholders (1)	99.5%	99.6%	99.5%	99.7%
	128,450	242,142	77,822	320,995
Add: dividends declared-common shareholders	27,414	29,438	55,552	58,871
Numerator for basic and diluted earnings per common share	$155,863	$271,580	$133,374	$379,866

Denominator
Denominator for basic earnings per weighted-average common shares	57,691	61,118	58,305	61,206
Effect of dilutive securities:
Options	118	147	153	143
Denominator for diluted earnings per adjusted weighted-average common shares	57,808	61,265	58,459	61,349

Per common share net income (loss)
Basic	$2.70	$4.44	$2.29	$6.21
Diluted	$2.70	$4.43	$2.28	$6.19

(1) Basic weighted-average common shares outstanding	57,691	61,118	58,305	61,206
Basic weighted-average common shares outstanding and nonvested common shares expected to vest	57,990	61,345	58,574	61,408
Percentage allocated to common shareholders	99.5%	99.6%	99.5%	99.7%

(Some amounts may not reconcile due to rounding.)

Options to purchase 1,924,070 and 1,923,110 common shares for the three and six months ended June 30, 2010, respectively, were outstanding but were not included in the computation of earnings per diluted share as they were anti-dilutive.  Options to purchase 1,980,970 and 1,944,176 common shares for the three and six months ended June 30, 2009, respectively, were outstanding but were not included in the computation of earnings per diluted share as they were anti-dilutive.  All outstanding options expire on or between April 20, 2011 and February 24, 2020.

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

In 1993 and prior, the Company had a business arrangement with The Prudential Insurance Company of America (“The Prudential”) wherein, for a fee, the Company accepted settled claim payment obligations of certain property and casualty insurers, and, concurrently, became the owner of the annuity or assignee of the annuity proceeds funded by the property and casualty insurers specifically to fulfill these fully settled obligations.  In these circumstances, the Company would be liable if The Prudential, which has an A+ (Superior) financial strength rating from A.M. Best Company (“A.M. Best”), was unable to make the annuity payments.  The estimated cost to replace all such annuities for which the Company was contingently liable at June 30, 2010 and December 31, 2009 was $156.0 million and $152.3 million, respectively.

Prior to its 1995 initial public offering, the Company purchased annuities from an unaffiliated life insurance company with an A+ (Superior) financial strength rating from A.M. Best to settle certain claim liabilities of the company.  Should the life insurance company become unable to make the annuity payments, the Company would be liable for those claim liabilities.  The estimated cost to replace such annuities at June 30, 2010 and December 31, 2009 was $25.6 million and $24.6 million, respectively.

9.  OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the components of other comprehensive income (loss) in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2010	2009	2010	2009
Unrealized appreciation (depreciation) ("URA(D)") on
securities arising during the period
URA(D) of investments - temporary	$128,988	$187,148	$147,000	$259,423
URA(D) of investments - non-credit OTTI	33	14,458	6,085	14,458
Tax benefit (expense) from URA(D) arising during the period	(15,770)	(16,359)	(5,262)	(41,686)
Total URA(D) on securities arising during the period, net of tax	113,251	185,247	147,823	232,195

Foreign currency translation adjustments	(50,911)	137,186	(53,198)	77,393
Tax benefit (expense) from foreign currency translation	3,113	(16,037)	(641)	(5,977)
Net foreign currency translation adjustments	(47,798)	121,149	(53,839)	71,416

Pension adjustments	671	1,899	1,299	1,899
Tax benefit (expense) on pension	(235)	(232)	(455)	(232)
Net pension adjustments	436	1,668	844	1,668

Other comprehensive income (loss), net of tax	$65,889	$308,064	$94,828	$305,279

The following table presents the components of accumulated other comprehensive income (loss), net of tax, in the consolidated balance sheets for the periods indicated:

	June 30,	December 31,
(Dollars in thousands)	2010	2009
URA(D) on securities, net of deferred taxes
Temporary	$457,290	$314,648
Non-credit, OTTI	(193)	(5,374)
Total unrealized appreciation (depreciation) on investments, net of deferred taxes	457,097	309,274
Foreign currency translation adjustments, net of deferred taxes	(66,807)	(12,968)
Pension adjustments, net of deferred taxes	(23,424)	(24,268)
Accumulated other comprehensive income (loss)	$366,866	$272,038

10.  CREDIT FACILITIES

The Company has three facilities for a total commitment of up to $1,300.0 million, providing available credit for the issuance of letters of credit and/or unsecured revolving credit lines.  The costs incurred in connection with the three facilities were $0.6 million and $0.5 million for the three months ended June 30, 2010 and 2009, respectively, and $1.0 million for the six months ended June 30, 2010 and 2009.  The terms and outstanding amounts for each facility are discussed below:

Group Credit Facility

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

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth.  Minimum net worth is an amount equal to the sum of $3,575.4 million plus 25% of consolidated net income for each of Group’s fiscal quarters, for which statements are available ending on or after January 1, 2007 and for which consolidated net income is positive, plus 25% of any increase in consolidated net worth during such period attributable to the issuance of ordinary and preferred shares, which at June 30, 2010, was $4,104.5 million.  As of June 30, 2010, the Company was in compliance with all Group Credit Facility covenants.

At June 30, 2010, the Group Credit facility had no outstanding letters of credit under tranche one and $359.9 million outstanding letters of credit under tranche two.  At December 31, 2009, the Group Credit Facility had no outstanding letters of credit under tranche one and $386.5 million outstanding letters of credit under tranche two.  The following table summarizes the outstanding letters of credit and/or borrowings at June 30, 2010.

(Dollars in thousands)
Bank		Commitment	In Use	Date of Expiry
Wachovia Group Credit Facility	Tranche One	$350,000	$-
	Tranche Two	500,000	359,868	12/31/2010
Total Wachovia Group Credit Facility		$850,000	$359,868

Holdings Credit Facility

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

The Holdings Credit Facility requires Holdings to maintain a debt to capital ratio of not greater than 0.35 to 1 and Everest Reinsurance Company (“Everest Re”) to maintain its statutory surplus at $1.5 billion plus 25% of future aggregate net income and 25% of future aggregate capital contributions after December 31, 2005, which at June 30, 2010, was $1,954.2 million.  As of June 30, 2010, Holdings was in compliance with all Holdings Credit Facility covenants.

At June 30, 2010, the Company had outstanding $133.0 million of short-term loans and $17.0 million of letters of credit under the Holdings Credit Facility.  At December 31, 2009, the Company had outstanding $28.0 million of letters of credit under the Holdings Credit Facility.  The following table summarizes outstanding letters of credit and/or borrowings at June 30, 2010.

(Dollars in thousands)
Bank	Commitment	In Use	Date of Loan	Maturity/Expiry Date
Citibank Holdings Credit Facility	$150,000	$25,000	5/7/2010	8/9/2010
		25,000	5/10/2010	8/10/2010
		25,000	5/14/2010	8/16/2010
		25,000	5/19/2010	8/19/2010
		20,000	6/11/2010	9/13/2010
		13,000	6/15/2010	9/15/2010
Total short-term borrowings		133,000
Total letters of credit		16,951		12/31/2010

Total Citibank Holdings Credit Facility	$150,000	$149,951

Bermuda Re Letter of Credit Facility

Bermuda Re has a $300.0 million letter of credit issuance facility with Citibank N.A. referred to as the “Bermuda Re Letter of Credit Facility”, which commitment is reconfirmed annually.  The Bermuda Re Letter of Credit Facility provides for the issuance of up to $300.0 million of secured letters of credit to collateralize reinsurance obligations as a non-admitted reinsurer.  The interest on drawn letters of credit shall be (A) 0.20% per annum of the principal amount of issued standard letters of credit (expiry of 15 months or less) and (B) 0.25% per annum of the principal amount of issued extended tenor letters of credit (expiry maximum of up to 60 months).  The commitment fee on undrawn credit shall be 0.10% per annum.

At June 30, 2010 and December 31, 2009, the Bermuda Re Letter of Credit Facility had outstanding letters of credit of $194.8 million and $219.2 million, respectively.  The following table summarizes the outstanding letters of credit at June 30, 2010.

(Dollars in thousands)
Bank	Commitment	In Use	Date of Expiry
Citibank Bilateral Letter of Credit Agreement	$300,000	$2,291	11/24/2010
		63,255	12/31/2010
		34,241	1/31/2011
		285	6/15/2011
		23,077	6/30/2014
		33,655	12/31/2013
		10,875	9/30/2014
		27,128	12/31/2014
Total Citibank Bilateral Agreement	$300,000	$194,807

11.  TRUST AGREEMENTS

Certain subsidiaries of Group, principally Bermuda Re, a Bermuda insurance company and direct subsidiary of Group, have established trust agreements, which effectively use the Company’s investments as collateral, as security for assumed losses payable to certain non-affiliated ceding companies.  At June 30, 2010, the total amount on deposit in trust accounts was $99.1 million.

12.  SENIOR NOTES

On October 12, 2004, Holdings completed a public offering of $250.0 million principal amount of 5.40% senior notes due October 15, 2014.  On March 14, 2000, Holdings completed a public offering of $200.0 million principal amount of 8.75% senior notes due on March 15, 2010.  On March 15, 2010, the $200.0 million principal amount of 8.75% senior notes matured and was paid in cash.

Interest expense incurred in connection with these senior notes was $3.4 million and $7.8 million for the three months ended June 30, 2010 and 2009, respectively, and $10.4 million and $15.6 million for the six months ended June 30, 2010 and 2009, respectively.  Market value, which is based on quoted market prices at June 30, 2010 and December 31, 2009, was $256.6 million and $256.1 million, respectively, for the 5.40% senior notes and $200.0 million for the 8.75% senior notes at December 31, 2009.

13.  LONG TERM SUBORDINATED NOTES

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

Interest expense incurred in connection with these long term notes was $3.9 million for the three months ended June 30, 2010 and 2009, and $7.9 million and $10.4 million for the six months ended June 30, 2010 and 2009, respectively.  Market value, which is based on quoted market prices at June 30, 2010 and December 31, 2009, was $206.4 million and $176.5 million on the outstanding 6.6% long term subordinated notes, respectively.

14.  JUNIOR SUBORDINATED DEBT SECURITIES PAYABLE

On March 29, 2004, Holdings issued $329.9 million of 6.20% junior subordinated debt securities due, March 29, 2034, to Everest Re Capital Trust II (“Capital Trust II”).  Holdings may redeem the junior subordinated debt securities before their maturity at 100% of their principal amount plus accrued interest as of the date of redemption.  The securities may be redeemed, in whole or in part, on one or more occasions at any time on or after March 30, 2009; or at any time, in whole, but not in part, within 90 days of the occurrence and continuation of a determination that the Trust may become subject to tax or the Investment Company Act.

Fair value, which is primarily based on the quoted market price of the related trust preferred securities, was $269.7 million and $272.6 million, at June 30, 2010 and December 31, 2009, respectively, for the 6.20% junior subordinated debt securities.

Interest expense incurred in connection with these junior subordinated notes was $5.1 million for the three months ended June 30, 2010 and 2009, and $10.2 million for the six months ended June 30, 2010 and 2009.

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

The following tables present the underwriting results for the operating segments for the periods indicated:

	Three Months Ended		Six Months Ended
U.S. Reinsurance	June 30,		June 30,
(Dollars in thousands)	2010	2009	2010	2009
Gross written premiums	$268,215	$266,151	$512,223	$530,482
Net written premiums	268,559	266,306	512,825	526,806

Premiums earned	$286,886	$295,891	$523,626	$559,048
Incurred losses and LAE	146,199	158,905	300,003	296,690
Commission and brokerage	71,182	70,073	128,380	135,412
Other underwriting expenses	9,377	8,023	17,183	15,585
Underwriting gain (loss)	$60,128	$58,890	$78,060	$111,361

	Three Months Ended		Six Months Ended
U.S. Insurance	June 30,		June 30,
(Dollars in thousands)	2010	2009	2010	2009
Gross written premiums	$204,941	$213,511	$433,178	$418,228
Net written premiums	141,534	169,054	318,517	351,495

Premiums earned	$155,323	$168,617	$317,146	$334,637
Incurred losses and LAE	118,589	120,324	230,652	236,347
Commission and brokerage	29,276	33,179	61,082	64,699
Other underwriting expenses	16,279	19,152	32,856	36,433
Underwriting gain (loss)	$(8,821)	$(4,038)	$(7,444)	$(2,842)

	Three Months Ended		Six Months Ended
Specialty Underwriting	June 30,		June 30,
(Dollars in thousands)	2010	2009	2010	2009
Gross written premiums	$65,855	$57,188	$131,742	$116,111
Net written premiums	64,460	55,746	129,580	113,713

Premiums earned	$68,814	$54,916	$136,238	$118,050
Incurred losses and LAE	62,436	42,675	108,173	82,716
Commission and brokerage	16,802	14,913	33,598	33,495
Other underwriting expenses	2,407	1,999	4,358	3,844
Underwriting gain (loss)	$(12,831)	$(4,671)	$(9,891)	$(2,005)

	Three Months Ended		Six Months Ended
International	June 30,		June 30,
(Dollars in thousands)	2010	2009	2010	2009
Gross written premiums	$306,998	$274,253	$582,348	$525,003
Net written premiums	306,960	272,902	582,272	523,629

Premiums earned	$291,964	$254,341	$568,564	$508,855
Incurred losses and LAE	224,127	133,538	651,717	288,879
Commission and brokerage	77,846	62,965	142,781	129,302
Other underwriting expenses	7,308	5,684	13,688	10,304
Underwriting gain (loss)	$(17,317)	$52,154	$(239,622)	$80,370

	Three Months Ended		Six Months Ended
Bermuda	June 30,		June 30,
(Dollars in thousands)	2010	2009	2010	2009
Gross written premiums	$167,500	$162,718	$375,037	$381,782
Net written premiums	167,457	162,738	375,029	381,849

Premiums earned	$186,912	$183,143	$371,627	$368,608
Incurred losses and LAE	92,597	111,343	260,259	232,058
Commission and brokerage	41,387	48,084	83,314	92,344
Other underwriting expenses	6,376	6,112	12,606	11,159
Underwriting gain (loss)	$46,552	$17,604	$15,448	$33,047

The following table reconciles the underwriting results for the operating segments to income before taxes as reported in the consolidated statements of operations and comprehensive income for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2010	2009	2010	2009
Underwriting gain (loss)	$67,711	$119,939	$(163,449)	$219,931
Net investment income	165,731	167,209	327,230	235,963
Net realized capital gains (losses)	(41,693)	23,462	31,025	(41,675)
Realized gain on debt repurchase	-	-	-	78,271
Net derivative gain (loss)	(22,304)	21,351	(19,250)	1,648
Corporate expenses	(3,887)	(4,367)	(8,462)	(8,147)
Interest, fee and bond issue cost amortization expense	(13,016)	(17,116)	(29,658)	(37,258)
Other income (expense)	7,798	2,389	13,137	(2,791)
Income (loss) before taxes	$160,340	$312,867	$150,573	$445,942

The Company produces business in the U.S., Bermuda and internationally.  The net income deriving from and assets residing in the individual foreign countries in which the Company writes business are not identifiable in the Company’s financial records.  Based on gross written premium, the largest country, other than the U.S., in which the Company writes business, is the United Kingdom, with $107.6 million and $239.9 million of gross written premium for the three and six months ended June 30, 2010, respectively.  No other country represented more than 5% of the Company’s revenues.

16.  SHARE-BASED COMPENSATION PLANS

There were no share-based compensation awards granted for the three months ended June 30, 2010.

17.  RETIREMENT BENEFITS

The Company maintains both qualified and non-qualified defined benefit pension plans for its U.S. employees employed prior to April 1, 2010.  In addition, the Company has a retiree health plan for eligible retired employees.

Net periodic benefit cost for U.S. employees included the following components for the periods indicated:

Pension Benefits	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2010	2009	2010	2009
Service cost	$1,704	$1,679	$3,472	$3,007
Interest cost	1,804	1,557	3,526	3,192
Expected return on plan assets	(2,045)	(1,974)	(3,985)	(3,072)
Amortization of prior service cost	12	13	25	25
Amortization of net (income) loss	656	1,104	1,233	1,832
ASC 715 settlement charge	846	4	2,241	804
Net periodic benefit cost	$2,977	$2,383	$6,512	$5,788

Other Benefits	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2010	2009	2010	2009
Service cost	$228	$248	$508	$451
Interest cost	196	187	424	390
Amortization of net (income) loss	4	43	41	43
Net periodic benefit cost	$428	$478	$973	$884

The Company did not make any contributions to the pension benefit plan for the three and six months ended June 30, 2010.  The Company contributed $3.5 million to the pension benefit plan for the three and six months ended June 30, 2009.

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

The Company recognizes accrued interest related to unrecognized tax benefits and penalties in income taxes.  For the three and six months ended June 30, 2010, the Company expensed approximately $2.2 million and $1.1 million in interest and penalties, respectively.

20.  SUBSEQUENT EVENTS

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

Starting in the latter part of 2007 and continuing into 2010, there has been a significant slowdown in the global economy, which has negatively impacted the financial resources of the industry.  Excessive availability and use of credit, particularly by individuals, led to increased defaults on sub-prime mortgages in the U.S. and elsewhere, falling values for houses and many commodities and contracting consumer spending.  The significant increase in default rates negatively impacted the value of asset-backed securities held by both foreign and domestic institutions.  The defaults have led to a corresponding increase in foreclosures, which have driven down housing values, resulting in additional losses on asset-backed securities.  During the third and fourth quarters of 2008, credit markets deteriorated dramatically, evidenced by widening credit spreads and dramatically reduced availability of credit.  Many financial institutions, including some insurance entities, experienced liquidity crises due to immediate demands for funds for withdrawals or collateral, combined with falling asset values and their inability to sell assets to meet the increased demands.  As a result, several financial institutions failed or were acquired at distressed prices, while others received loans from the U.S. government to continue operations.  The liquidity crisis significantly increased the spreads on fixed maturity securities and, at the same time, had a dramatic and negative impact on the stock markets around the world.  The combination of losses on securities from failed or impaired companies combined with the decline in values of fixed maturity and equity securities resulted in significant declines in the capital bases of most insurance and reinsurance companies.  While there was significant improvement in the financial markets during 2009 and into 2010, concerns about interest rates, deflation and sovereign debt levels have hindered financial market recoveries.  It is too early to predict the timing and extent of the impact these financial market fluctuations will have on insurance and reinsurance market conditions.

Worldwide insurance and reinsurance market conditions continued to be very competitive, particularly in the casualty lines of business.  Generally, there was ample insurance and reinsurance capacity relative to demand.  We noted, however, that in many markets and lines during 2009 and into 2010, the rates of decline have slowed, pricing in some segments was relatively flat and there was upward movement in some others, particularly property catastrophe coverage in Latin America and Australia where there have been significant losses.  Competition and its effect on rates, terms and conditions vary widely by market and coverage yet continues to be most prevalent in the U.S. casualty insurance and reinsurance markets.  The U.S. insurance markets in which we participate were extremely competitive as well.

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

Overall, we believe that current marketplace conditions offer pockets of profit opportunities for us given our strong ratings, distribution system, reputation and expertise.  We continue to employ our strategy of targeting business that offers the greatest profit potential, while maintaining balance and diversification in our overall portfolio.

Financial Summary.
We monitor and evaluate our overall performance based upon financial results.  The following table displays a summary of the consolidated net income (loss), ratios and shareholders’ equity for the periods indicated.

	Three Months Ended		Percentage	Six Months Ended		Percentage
	June 30,		Increase/	June 30,		Increase/
(Dollars in millions)	2010	2009	(Decrease)	2010	2009	(Decrease)
Gross written premiums	$1,013.5	$973.8	4.1%	$2,034.5	$1,971.6	3.2%
Net written premiums	949.0	926.7	2.4%	1,918.2	1,897.5	1.1%

REVENUES:
Premiums earned	$989.9	$956.9	3.4%	$1,917.2	$1,889.2	1.5%
Net investment income	165.7	167.2	-0.9%	327.2	236.0	38.7%
Net realized capital gains (losses)	(41.7)	23.5	NM	31.0	(41.7)	-174.4%
Realized gain on debt repurchase	-	-	NA	-	78.3	NA
Net derivative gain (loss)	(22.3)	21.4	-204.5%	(19.3)	1.6	NM
Other income (expense)	7.8	2.4	226.3%	13.1	(2.8)	NM
Total revenues	1,099.4	1,171.3	-6.1%	2,269.3	2,160.6	5.0%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	643.9	566.8	13.6%	1,550.8	1,136.7	36.4%
Commission, brokerage, taxes and fees	236.5	229.2	3.2%	449.2	455.3	-1.3%
Other underwriting expenses	41.7	41.0	1.9%	80.7	77.3	4.4%
Corporate expenses	3.9	4.4	-11.0%	8.5	8.1	3.9%
Interest, fees and bond issue cost amortization expense	13.0	17.1	-24.0%	29.7	37.3	-20.4%
Total claims and expenses	939.1	858.5	9.4%	2,118.8	1,714.7	23.6%

INCOME (LOSS) BEFORE TAXES	160.3	312.9	-48.8%	150.6	445.9	-66.2%
Income tax expense (benefit)	3.7	40.3	-90.9%	16.6	64.8	-74.5%
NET INCOME (LOSS)	$156.7	$272.6	-42.5%	$134.0	$381.1	-64.8%

			Point			Point
RATIOS:			Change			Change
Loss ratio	65.1%	59.2%	5.9	80.9%	60.2%	20.7
Commission and brokerage ratio	23.9%	24.0%	(0.1)	23.4%	24.1%	(0.7)
Other underwriting expense ratio	4.2%	4.3%	(0.1)	4.2%	4.1%	0.1
Combined ratio	93.2%	87.5%	5.7	108.5%	88.4%	20.1

				At	At	Percentage
				June 30,	December 31,	Increase/
(Dollars in millions, except per share amounts)				2010	2009	(Decrease)
Balance sheet data:
Total investments and cash				$15,102.1	$14,918.8	1.2%
Total assets				18,206.9	18,001.3	1.1%
Loss and loss adjustment expense reserves				9,237.8	8,937.9	3.4%
Total debt				951.0	1,018.0	-6.6%
Total liabilities				12,171.3	11,899.6	2.3%
Shareholders' equity				6,035.6	6,101.7	-1.1%
Book value per share				107.31	102.87

(NA, not applicable)
(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)

Revenues.
Premiums.  Gross written premiums increased by $39.7 million, or 4.1%, for the three months ended June 30, 2010, compared to the three months ended June 30, 2009, reflecting an increase of $48.3 million in our reinsurance business partially offset by an $8.6 million decrease in our insurance business.  Gross written premiums increased by $62.9 million, or 3.2%, for the six months ended June 30, 2010, compared to the six months ended June 30, 2009, reflecting a $48.0 million increase in our reinsurance business and a $15.0 million increase in our insurance business.  The increase in reinsurance premium was the result of increased writings from our Brazil, Asia and Canadian locations.  The increase in insurance premiums were primarily in the workers’ compensation, Florida property and financial institution D&O and E&O lines of business.

Net written premiums increased $22.2 million, or 2.4%, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 and increased $20.7 million, or 1.1%, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009.  The increase in net written premiums was less in proportion than the increase in gross written premiums as a result of increased reinsurance on the newer insurance program business as well as increased cessions on an existing insurance program.  Premiums earned increased $33.0 million, or 3.4%, for the three months ended June 30, 2010, compared to the three months ended June 30, 2009, and increased $28.0 million, or 1.5%, for the six months ended June 30, 2010, compared to the six months ended June 30, 2009.  The change in net premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period, whereas written premiums are recorded at the initiation of the coverage period.

Net Investment Income.  Net investment income was relatively flat for the three months ended June 30, 2010, compared to the three months ended June 30, 2009, in contrast to a 38.7% increase for the six months ended June 30, 2010, compared to the six months ended June 30, 2009.  The increase was primarily due to net investment gains from our limited partnerships of $31.5 million for the six months ended June 30, 2010, compared with losses of $52.7 million for the comparable period in 2009.  Net pre-tax investment income, as a percentage of average invested assets, was at 4.6% for the three months ended June 30, 2010 compared to 4.8% for the three months ended June 30, 2009 and up at 4.5% for the six months ended June 30, 2010 compared to 3.4% for the six months ended June 30, 2009.  The variances in these yields were primarily due to the fluctuations in limited partnership income.

Net Realized Capital Gains (Losses).  Net realized capital losses were $41.7 million for the three months ended June 30, 2010.  Of the $41.7 million, we recorded a $36.9 million loss in fair value re-measurements and $4.8 million of net realized capital losses from sales on our available for sale fixed maturity and equity securities.  Net realized capital gains were $23.5 million for the three months ended June 30, 2009.  Of the $23.5 million, we recorded $19.3 million of gains in fair value re-measurements and $9.2 million of net realized capital gains from the sale of fixed maturity and equity securities, partially offset by $4.9 million of other-than-temporary impairments.

Net realized capital gains were $31.0 million for the six months ended June 30, 2010.  Of the $31.0 million, we recorded $50.2 million of net realized capital gains from sales on our available for sale fixed maturity and equity securities, which was partially offset by $19.1 million of losses in fair value re-measurements.  Net realized capital losses were $41.7 million for the six months ended June 30, 2009.  Of the $41.7 million, we recorded $30.9 million of net realized capital losses from the sale of fixed maturity and equity securities and $13.2 million of other-than-temporary impairments, which were partially offset by $2.4 million of gains in fair value re-measurements.

Realized Gain on Debt Repurchase.  On March 19, 2009, we commenced a cash tender offer for any and all of the 6.60% fixed to floating rate long term subordinated notes due 2067.  Upon expiration of the tender offer, we had reduced our outstanding debt by $161.4 million, which resulted in a pre-tax gain on debt repurchase of $78.3 million.

Net Derivative Gain (Loss).  In 2005 and prior, we sold seven equity index put option contracts, which are outstanding.  These contracts meet the definition of a derivative in accordance with FASB guidance and as such, are fair valued each quarter with the change recorded as net derivative gain or loss in the consolidated statements of operations and comprehensive income (loss).  As a result of these adjustments in value, we recognized net derivative losses of $22.3 million and 19.3 million for the three and six months ended June 30, 2010, respectively, and net derivative gains of $21.4 million and $1.6 million for the three and six months ended June 30, 2009, respectively.  The change in the fair value of these equity index put option contracts is indicative of the change in the financial markets over the same periods.

Other Income (Expense).  We recorded other income of $7.8 million and $2.4 million for the three months ended June 30, 2010 and 2009, respectively, and other income of $13.1 million and other expense of $2.8 million for the six months ended June 30, 2010 and 2009, respectively.  The changes were primarily the result of fluctuations in foreign currency exchange rates for the corresponding periods.

Claims and Expenses.
Incurred Losses and LAE.  The following tables present our incurred losses and LAE for the periods indicated.

	Three Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2010
Attritional (a)	$584.0	59.0%		$(9.8)	-0.9%		$574.3	58.0%
Catastrophes (b)	80.5	8.1%		(10.8)	-1.1%		69.7	7.0%
A&E	-	0.0%		-	0.0%		-	0.0%
Total	$664.5	67.1%		$(20.6)	-2.1%		$643.9	65.1%

2009
Attritional (a)	$552.5	57.7%		$6.0	0.6%		$558.5	58.4%
Catastrophes	7.0	0.7%		1.3	0.1%		8.3	0.9%
A&E	-	0.0%		-	0.0%		-	0.0%
Total	$559.5	58.5%		$7.3	0.8%		$566.8	59.2%

Variance 2010/2009
Attritional (a)	$31.5	1.3	pts	$(15.8)	(1.5)	pts	$15.8	(0.4)	pts
Catastrophes	73.5	7.4	pts	(12.1)	(1.2)	pts	61.4	6.1	pts
A&E	-	-	pts	-	-	pts	-	-	pts
Total	$105.0	8.6	pts	$(27.9)	(2.9)	pts	$77.1	5.9	pts

	Six Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2010
Attritional (a)	$1,135.7	59.2%		$(9.0)	-0.4%		$1,126.7	58.8%
Catastrophes (b)	435.5	22.7%		(11.4)	-0.6%		424.1	22.1%
A&E	-	0.0%		-	0.0%		-	0.0%
Total	$1,571.2	82.0%		$(20.4)	-1.1%		$1,550.8	80.9%

2009
Attritional (a)	$1,071.3	56.7%		$24.0	1.3%		$1,095.3	58.0%
Catastrophes	35.9	1.9%		5.5	0.3%		41.4	2.2%
A&E	-	0.0%		-	0.0%		-	0.0%
Total	$1,107.3	58.6%		$29.4	1.6%		$1,136.7	60.2%

Variance 2010/2009
Attritional (a)	$64.4	2.5	pts	$(33.0)	(1.7)	pts	$31.4	0.8	pts
Catastrophes	399.6	20.8	pts	(16.9)	(0.9)	pts	382.7	19.9	pts
A&E	-	-	pts	-	-	pts	-	-	pts
Total	$463.9	23.4	pts	$(49.8)	(2.7)	pts	$414.1	20.7	pts

(a) Attritional losses exclude catastrophe and A&E losses.
(b) Effective with the June 30, 2010 reporting period, which includes June 30, 2010 year-to-date and the quarter results, a catastrophe is a property event with expected reported losses of at least $10.0 million. All prior periods reflect a catastrophe as a property event with expected reported losses of at least $5.0 million.
(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by $77.1 million, or 13.6%, for the three months ended June 30, 2010 compared to the same period in 2009.  Of the $77.1 million increase, current year catastrophe losses increased $73.5 million, or 7.4 points, period over period, primarily due to the Chilean earthquake, partially offset by the takedown of $30.0 million for Windstorm Xynthia as this catastrophe loss was less than we anticipated.

Incurred losses and LAE increased by $414.1 million, or 36.4%, for the six months ended June 30, 2010 compared to the same period in 2009.  Of the $414.1 million increase, current year catastrophe losses increased $399.6 million, or 20.8 points, period over period, primarily due to the Chilean earthquake and Australian hailstorms.

Commission, Brokerage, Taxes and Fees.  Commission, brokerage, taxes and fees increased by $7.3 million, or 3.2%, for the three months ended June 30, 2010 compared to the same period in 2009, in line with the increase in premiums earned.  Commission, brokerage, taxes and fees decreased by $6.1 million, or 1.3%, for the six months ended June 30, 2010 compared to the same period in 2009, primarily the result of the increase in reinstatement premiums resulting from first quarter 2010 catastrophes, which have no commission expense.

Other Underwriting Expenses.  Other underwriting expenses were $41.7 million and $41.0 million for the three months ended June 30, 2010 and 2009, respectively, and $80.7 million and $77.3 million for the six months ended June 30, 2010 and 2009, respectively.  Other underwriting expense increase was relatively consistent across our reinsurance business, and decreased for our insurance business due to cost containment measures for the three and six months ended June 30, 2010 and 2009.

Corporate Expenses.  Corporate expenses, which are expenses that are not allocated to segments, were $3.9 million and $4.4 million for the three months ended June 30, 2010 and 2009, respectively, and $8.5 million and $8.1 million for the six months ended June 30, 2010 and 2009, respectively.  These expenses were previously included as underwriting expenses and therefore included in the other underwriting expense ratio.  Effective January 1, 2010, these expenses were removed from the calculation of the other underwriting expense ratio and prior periods were recalculated to conform.

Interest, Fees and Bond Issue Cost Amortization Expense.  Interest and other expense was $13.0 million and $17.1 million for the three months ended June 30, 2010 and 2009, respectively, and $29.7 million and $37.3 million for the six months ended June 30, 2010 and 2009, respectively.  These decreases were primarily due to the combination of the repurchase of debt in March 2009 and the maturing of debt in 2010.

Income Tax Expense (Benefit).  We had income tax expense of $3.7 million and $16.6 million for the three and six months ended June 30, 2010, respectively, and $40.3 million and $64.8 million for the three and six months ended June 30, 2009, respectively.  Our income tax is primarily a function of the statutory tax rates and corresponding pre-tax income in the jurisdictions where we operate, coupled with the impact from tax-preferenced investment income.  Variations in our effective tax rate generally result from changes in the relative levels of pre-tax income among jurisdictions with different tax rates.

Net Income (Loss).
Our net income was $156.7 million and $272.6 million for the three months ended June 30, 2010 and 2009, respectively, and $134.0 million and $381.1 million for the six months ended June 30, 2010 and 2009, respectively.  These decreases were primarily driven by a very large catastrophe loss in 2010 compared to no major catastrophe event in 2009 and the other components as discussed above.

Ratios.
Our combined ratio increased by 5.7 points to 93.2% for the three months ended June 30, 2010 compared to 87.5% for the three months ended June 30, 2009, and increased by 20.1 points to 108.5% for the six months ended June 30, 2010 compared to 88.4% for the six months ended June 30, 2009.  The loss ratio component increased 5.9 points and 20.7 points for the three and six months ended June 30, 2010, respectively, over the same period last year, principally due to the increase in current year catastrophe losses as a result of the Chilean earthquake and Australian hailstorms.  The other underwriting expense ratio component was relatively flat over the same period last year, while the commission and brokerage ratio component decreased by 0.1 points and 0.7 points for the three and six months ended June 30, 2010, respectively, over the same period last year, primarily as a result of fully earned reinstatement premiums which have no commission expense.

Shareholders’ Equity.
Shareholders’ equity decreased by $66.1 million to $6,035.6 million at June 30, 2010 from $6,101.7 million at December 31, 2009, principally as a result of repurchasing 3,242,798 common shares for $247.1 million, $55.8 million of shareholder dividends and $53.8 million of foreign currency translation adjustments, partially offset by $147.8 million of unrealized appreciation, net of tax, on investments, $134.0 million of net income and share-based compensation transactions of $8.0 million.

Consolidated Investment Results

Net Investment Income.
Net investment income was relatively flat at $165.7 million for the three months ended June 30, 2010 compared to $167.2 million for the three months ended June 30, 2009 and increased by 38.7% to $327.2 million for the six months ended June 30, 2010 from $236.0 million for the six months ended June 30, 2009.  The variance for the six months was primarily due to an increase in reported gains in 2010 as opposed to reported losses in 2009 from our limited partnership investments.  The losses in 2009 were the result of 2008 fourth quarter losses from those limited partnerships that invested in non-public securities and were on a quarter reporting lag.

The following table shows the components of net investment income for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2010	2009	2010	2009
Fixed maturities	$149.0	$144.3	$294.2	$289.0
Equity securities	2.9	0.7	5.4	1.4
Short-term investments and cash	(0.1)	1.7	(0.4)	5.2
Other invested assets
Limited partnerships	15.6	20.3	31.5	(52.7)
Other	0.3	0.3	0.7	1.0
Total gross investment income	167.7	167.3	331.4	244.0
Interest (credited) debited and other expense	(2.0)	(0.1)	(4.2)	(8.0)
Total net investment income	$165.7	$167.2	$327.2	$236.0

(Some amounts may not reconcile due to rounding.)

The following tables show a comparison of various investment yields for the periods indicated.

	At	At
	June 30,	December 31,
	2010	2009
Imbedded pre-tax yield of cash and invested assets	4.2%	4.1%
Imbedded after-tax yield of cash and invested assets	3.8%	3.6%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Annualized pre-tax yield on average cash and invested assets	4.6%	4.8%	4.5%	3.4%
Annualized after-tax yield on average cash and invested assets	4.0%	4.3%	4.0%	3.1%

Net Realized Capital Gains (Losses).
The following table presents the composition of our net realized capital gains (losses) for the periods indicated.

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2010	2009	Variance	2010	2009	Variance
Gains (losses) from sales:
Fixed maturity securities, market value
Gains	$7.5	$5.3	$2.2	$66.1	$8.0	$58.1
Losses	(9.7)	(1.9)	(7.8)	(15.3)	(44.2)	28.9
Total	(2.2)	3.4	(5.6)	50.8	(36.2)	87.0

Fixed maturity securities, fair value
Gains	0.2	0.1	0.1	0.3	0.3	-
Losses	-	-	-	-	(0.1)	0.1
Total	0.2	0.1	0.1	0.3	0.2	0.1

Equity securities, market value
Gains	0.1	-	0.1	0.1	-	0.1
Losses	-	-	-	-	-	-
Total	0.1	-	0.1	0.1	-	0.1

Equity securities, fair value
Gains	1.2	5.7	(4.5)	3.6	5.9	(2.3)
Losses	(4.1)	-	(4.1)	(4.6)	(0.7)	(3.9)
Total	(2.9)	5.7	(8.6)	(1.0)	5.2	(6.2)

Total net realized capital gains (losses) from sales
Gains	9.0	11.1	(2.1)	70.1	14.1	56.0
Losses	(13.8)	(1.9)	(11.9)	(19.9)	(45.0)	25.1
Total	(4.8)	9.2	(14.0)	50.2	(30.9)	81.1

Other-than-temporary impairments:	-	(4.9)	4.9	-	(13.2)	13.2

Gains (losses) from fair value adjustments:
Fixed maturities, fair value	(2.5)	2.0	(4.5)	0.5	2.0	(1.5)
Equity securities, fair value	(34.3)	17.3	(51.6)	(19.6)	0.4	(20.0)
Total	(36.9)	19.3	(56.1)	(19.1)	2.4	(21.5)

Total net realized capital gains (losses)	$(41.7)	$23.5	$(65.2)	$31.0	$(41.7)	$72.7

(Some amounts may not reconcile due to rounding.)

Net realized capital losses were $41.7 million and net realized capital gains were $23.5 million for the three months ended June 30, 2010 and 2009, respectively.  We recorded $4.8 million of net realized capital losses and $9.2 million of net realized capital gains from sales of fixed maturity and equity securities, and $36.9 million of losses and $19.3 million of gains due to fair value re-measurements on fixed maturity and equity securities for the three months ended June 30, 2010 and 2009, respectively.  In addition, we did not record any other-than-temporary impairments for the three months ended June 30, 2010 compared to $4.9 million recorded for the three months ended June 30, 2009.

Net realized capital gains were $31.0 million and net realized capital losses were $41.7 million for the six months ended June 30, 2010 and 2009, respectively.  We recorded $50.2 million of net realized capital gains and $30.9 million of net realized capital losses from sales of fixed maturity and equity securities, and $19.1 million of losses and $2.4 million of gains due to fair value re-measurements on fixed maturity and equity securities for the six months ended June 30, 2010 and 2009, respectively.  The gains on the sales of fixed maturity securities were primarily the result of selling securities in foreign currencies, which will reduce our exposure to currency fluctuations in the future.  We did not record any other-than-temporary impairments for the six months ended June 30, 2010 compared to $13.2 million recorded for the six months ended June 30, 2009.

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

The following discusses the underwriting results for each of our segments for the periods indicated.

U.S. Reinsurance.
The following table presents the underwriting results and ratios for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2010	2009	Variance	% Change	2010	2009	Variance	% Change
Gross written premiums	$268.2	$266.2	$2.1	0.8%	$512.2	$530.5	$(18.3)	-3.4%
Net written premiums	268.6	266.3	2.3	0.8%	512.8	526.8	(14.0)	-2.7%

Premiums earned	$286.9	$295.9	$(9.0)	-3.0%	$523.6	$559.0	$(35.4)	-6.3%
Incurred losses and LAE	146.2	158.9	(12.7)	-8.0%	300.0	296.7	3.3	1.1%
Commission and brokerage	71.2	70.1	1.1	1.6%	128.4	135.4	(7.0)	-5.2%
Other underwriting expenses	9.4	8.0	1.4	16.9%	17.2	15.6	1.6	10.3%
Underwriting gain (loss)	$60.1	$58.9	$1.2	2.1%	$78.1	$111.4	$(33.3)	-29.9%

				Point Chg				Point Chg
Loss ratio	51.0%	53.7%		(2.7)	57.3%	53.1%		4.2
Commission and brokerage ratio	24.8%	23.7%		1.1	24.5%	24.2%		0.3
Other underwriting expense ratio	3.2%	2.7%		0.5	3.3%	2.8%		0.5
Combined ratio	79.0%	80.1%		(1.1)	85.1%	80.1%		5.0

(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums increased by 0.8% to $268.2 million for the three months ended June 30, 2010 from $266.2 million for the three months ended June 30, 2009, primarily due to an $11.3 million (14.1%) increase in U.S. treaty casualty volume and an $8.4 million (6.3%) increase in treaty property volume, partially offset by a $13.9 million (57.1%) decrease in the crop hail quota share treaties and a $3.5 million (12.2%) decrease in facultative volume.  Net written premiums increased 0.8% to $268.6 million for the three months ended June 30, 2010 compared to $266.3 million for the three months ended June 30, 2009, in line with the increase in gross written premiums.  Premiums earned decreased 3.0% to $286.9 million for the three months ended June 30, 2010 compared to $295.9 million for the three months ended June 30, 2009.  The change in premiums earned relative to net written premiums is the result of timing on proportional contracts where premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums decreased by 3.4% to $512.2 million for the six months ended June 30, 2010 from $530.5 million for the six months ended June 30, 2009, primarily due to a $19.2 million (46.0%) decrease in the crop hail quota share treaties, a $16.9 million (33.9%) decrease in facultative volume and a $9.0 million (5.4%) decrease in U.S. treaty casualty volume, partially offset by a $27.0 million (10.0%) increase in treaty property volume.  Net written premiums decreased 2.7% to $512.8 million for the six months ended June 30, 2010 compared to $526.8 million for the six months ended June 30, 2009.  Premiums earned decreased 6.3% to $523.6 million for the six months ended June 30, 2010 compared to $559.0 million for the six months ended June 30, 2009.  Variances for net written premiums and premiums earned for the six months were driven by similar factors as those discussed above for the three months.

Incurred Losses and LAE. The following tables present the incurred losses and LAE for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2010
Attritional	$148.0	51.6%		$5.6	2.0%		$153.6	53.5%
Catastrophes	(5.0)	-1.7%		(2.4)	-0.8%		(7.4)	-2.6%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$143.0	49.8%		$3.2	1.1%		$146.2	51.0%

2009
Attritional	$160.5	54.3%		$0.5	0.2%		$161.0	54.4%
Catastrophes	-	0.0%		(2.1)	-0.7%		(2.1)	-0.7%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$160.5	54.3%		$(1.6)	-0.5%		$158.9	53.7%

Variance 2010/2009
Attritional	$(12.5)	(2.7)	pts	$5.1	1.8	pts	$(7.4)	(0.9)	pts
Catastrophes	(5.0)	(1.7)	pts	(0.3)	(0.1)	pts	(5.3)	(1.9)	pts
A&E	-	-	pts	-	-	pts	-	-	pts
Total segment	$(17.5)	(4.5)	pts	$4.8	1.6	pts	$(12.7)	(2.7)	pts

	Six Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2010
Attritional	$270.7	51.7%		$5.8	1.1%		$276.5	52.8%
Catastrophes	23.0	4.4%		0.5	0.1%		23.5	4.5%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$293.7	56.1%		$6.3	1.2%		$300.0	57.3%

2009
Attritional	$286.1	51.2%		$12.5	2.2%		$298.6	53.4%
Catastrophes	-	0.0%		(1.9)	-0.3%		(1.9)	-0.3%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$286.1	51.2%		$10.6	1.9%		$296.7	53.1%

Variance 2010/2009
Attritional	$(15.4)	0.5	pts	$(6.7)	(1.1)	pts	$(22.1)	(0.6)	pts
Catastrophes	23.0	4.4	pts	2.4	0.4	pts	25.4	4.8	pts
A&E	-	-	pts	-	-	pts	-	-	pts
Total segment	$7.6	4.9	pts	$(4.3)	(0.7)	pts	$3.3	4.2	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses were $12.7 million (2.7 points) lower at $146.2 million for the three months ended June 30, 2010 compared to $158.9 million for the three months ended June 30, 2009, primarily as a result of the $7.4 million decrease in attritional losses primarily due to an adjustment in the second quarter of 2009 to the Crop Hail expected loss ratio and $5.0 million decrease in current year catastrophe losses from the reversal of the first quarter estimate of Windstorm Xynthia.

Incurred losses were $3.3 million (4.2 points) higher at $300.0 million for the six months ended June 30, 2010 compared to $296.7 million for the six months ended June 30, 2009, primarily as a result of the $25.4 million (4.8 points) increase in catastrophe losses primarily due to the Chilean earthquake, partially offset by a $22.1 million decrease in attritional losses, principally the Crop Hail business.

Segment Expenses.  Commission and brokerage expenses increased by 1.6% to $71.2 million for the three months ended June 30, 2010 compared to $70.1 million for the three months ended June 30, 2009.  Commission and brokerage expenses decreased by 5.2% to $128.4 million for the six months ended June 30, 2010 compared to $135.4 million for the six months ended June 30, 2009.  These variances were due to the changes in premiums and the mix of business.

Segment other underwriting expenses for the three months ended June 30, 2010 increased to $9.4 million from $8.0 million for the three months ended June 30, 2009.  Segment other underwriting expenses for the six months ended June 30, 2010 increased to $17.2 million from $15.6 million for the six months ended June 30, 2009.  These increases were due to normal growth in operating expenses.

U.S. Insurance.
The following table presents the underwriting results and ratios for the U.S. Insurance segment for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2010	2009	Variance	% Change	2010	2009	Variance	% Change
Gross written premiums	$204.9	$213.5	$(8.6)	-4.0%	$433.2	$418.2	$15.0	3.6%
Net written premiums	141.5	169.1	(27.5)	-16.3%	318.5	351.5	(33.0)	-9.4%

Premiums earned	$155.3	$168.6	$(13.3)	-7.9%	$317.1	$334.6	$(17.5)	-5.2%
Incurred losses and LAE	118.6	120.3	(1.7)	-1.4%	230.7	236.3	(5.7)	-2.4%
Commission and brokerage	29.3	33.2	(3.9)	-11.8%	61.1	64.7	(3.6)	-5.6%
Other underwriting expenses	16.3	19.2	(2.9)	-15.0%	32.9	36.4	(3.6)	-9.8%
Underwriting gain (loss)	$(8.8)	$(4.0)	$(4.8)	118.4%	$(7.4)	$(2.8)	$(4.6)	161.9%

				Point Chg				Point Chg
Loss ratio	76.3%	71.4%		4.9	72.7%	70.6%		2.1
Commission and brokerage ratio	18.8%	19.7%		(0.9)	19.3%	19.3%		-
Other underwriting expense ratio	10.6%	11.3%		(0.7)	10.3%	10.9%		(0.6)
Combined ratio	105.7%	102.4%		3.3	102.3%	100.8%		1.5

(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums decreased by 4.0% to $204.9 million for the three months ended June 30, 2010 compared to $213.5 million for the three months ended June 30, 2009, as we continue to adjust our book of business to achieve an appropriate underwriting margin.  Net written premiums decreased by 16.3% to $141.5 million for the three months ended June 30, 2010 compared to $169.1 million for the three months ended June 30, 2009, due to increased cessions on the newer business and one older program.  Ceded premiums generally relate to specific reinsurance purchased and fluctuate based upon the level of premiums written in the individual reinsured programs.  Premiums earned decreased 7.9% to $155.3 million for the three months ended June 30, 2010 compared to $168.6 million for the three months ended June 30, 2009.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums increased by 3.6% to $433.2 million for the six months ended June 30, 2010 compared to $418.2 million for the six months ended June 30, 2009.  Growth was derived from our direct specialty lines and increased rates on the workers’ compensation business.  Net written premiums decreased by 9.4% to $318.5 million for the six months ended June 30, 2010 compared to $351.5 million for the six months ended June 30, 2009, once again due to increased reinsurance on some new programs and one older program.  Premiums earned decreased 5.2% to $317.1 million for the six months ended June 30, 2010 compared to $334.6 million for the six months ended June 30, 2009 due to timing as explained above.

Incurred Losses and LAE. The following tables present the incurred losses and LAE for the U.S. Insurance segment for the periods indicated.

	Three Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2010
Attritional	$113.1	72.8%		$5.5	3.5%		$118.6	76.3%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
Total segment	$113.1	72.8%		$5.5	3.5%		$118.6	76.3%

2009
Attritional	$119.8	71.1%		$0.5	0.3%		$120.3	71.4%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
Total segment	$119.8	71.1%		$0.5	0.3%		$120.3	71.4%

Variance 2010/2009
Attritional	$(6.7)	1.7	pts	$5.0	3.2	pts	$(1.7)	4.9	pts
Catastrophes	-	-	pts	-	-	pts	-	-	pts
Total segment	$(6.7)	1.7	pts	$5.0	3.2	pts	$(1.7)	4.9	pts

	Six Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2010
Attritional	$228.4	72.0%		$2.2	0.7%		$230.7	72.7%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
Total segment	$228.4	72.0%		$2.2	0.7%		$230.7	72.7%

2009
Attritional	$235.8	70.5%		$0.5	0.2%		$236.3	70.6%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
Total segment	$235.8	70.5%		$0.5	0.1%		$236.3	70.6%

Variance 2010/2009
Attritional	$(7.4)	1.5	pts	$1.7	0.5	pts	$(5.6)	2.1	pts
Catastrophes	-	-	pts	-	-	pts	-	-	pts
Total segment	$(7.4)	1.5	pts	$1.7	0.6	pts	$(5.6)	2.1	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased by 1.4% to $118.6 million for the three months ended June 30, 2010 compared to $120.3 million for the three months ended June 30, 2009.  The decrease was due to the lower current year attritional losses in 2010, partially offset by an increase in prior years’ attritional losses due to two large claims for a run-off professional liability program.

Incurred losses and LAE decreased by 2.4% to $230.7 million for the six months ended June 30, 2010 compared to $236.3 million for the six months ended June 30, 2009.  The decrease was due to similar factors as discussed above for the three months.

Segment Expenses. Commission and brokerage decreased by 11.8% to $29.3 million for the three months ended June 30, 2010 compared to $33.2 million for the three months ended June 30, 2009.  Commission and brokerage decreased by 5.6% to $61.1 million for the six months ended June 30, 2010 compared to $64.7 million for the six months ended June 30, 2009.  These decreases were primarily the result of a decrease in net earned premiums in conjunction with the additional reinsurance and the mix of business.

Segment other underwriting expenses for the three months ended June 30, 2010 decreased to $16.3 million compared to $19.2 million for the three months ended June 30, 2009.  Segment other underwriting expenses for the six months ended June 30, 2010 decreased to $32.9 million compared to $36.4 million for the six months ended June 30, 2009. These decreases were the result of management’s direct actions to reduce operating expenses.

Specialty Underwriting.
The following table presents the underwriting results and ratios for the Specialty Underwriting segment for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2010	2009	Variance	% Change	2010	2009	Variance	% Change
Gross written premiums	$65.9	$57.2	$8.7	15.2%	$131.7	$116.1	$15.6	13.5%
Net written premiums	64.5	55.7	8.7	15.6%	129.6	113.7	15.9	14.0%

Premiums earned	$68.8	$54.9	$13.9	25.3%	$136.2	$118.1	$18.2	15.4%
Incurred losses and LAE	62.4	42.7	19.8	46.3%	108.2	82.7	25.5	30.8%
Commission and brokerage	16.8	14.9	1.9	12.7%	33.6	33.5	0.1	0.3%
Other underwriting expenses	2.4	2.0	0.4	20.4%	4.4	3.8	0.5	13.4%
Underwriting gain (loss)	$(12.8)	$(4.7)	$(8.2)	174.7%	$(9.9)	$(2.0)	$(7.9)	NM

				Point Chg				Point Chg
Loss ratio	90.7%	77.7%		13.0	79.4%	70.1%		9.3
Commission and brokerage ratio	24.4%	27.2%		(2.8)	24.7%	28.4%		(3.7)
Other underwriting expense ratio	3.5%	3.6%		(0.1)	3.2%	3.2%		-
Combined ratio	118.6%	108.5%		10.1	107.3%	101.7%		5.6

(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums increased by 15.2% to $65.9 million for the three months ended June 30, 2010 compared to $57.2 million for the three months ended June 30, 2009.  This was driven by strong growth in our A&H business, both the travel accident business as well as several new self-funded medical accounts, partially offset by a decrease in marine business.  Net written premiums increased 15.6% to $64.5 million for the three months ended June 30, 2010 compared to $55.7 million for the three months ended June 30, 2009, in line with the increase in gross writings.  Premiums earned increased 25.3% to $68.8 million for the three months ended June 30, 2010 compared to $54.9 million for the three months ended June 30, 2009.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums increased by 13.5% to $131.7 million for the six months ended June 30, 2010 compared to $116.1 million for the six months ended June 30, 2009.  Net written premiums increased 14.0% to $129.6 million for the six months ended June 30, 2010 compared to $113.7 million for the six months ended June 30, 2009.  Premiums earned increased 15.4% to $136.2 million for the six months ended June 30, 2010 compared to $118.1 million for the six months ended June 30, 2009.  Variances for the six months were driven by similar factors as those discussed above for the three months.

Incurred Losses and LAE.  The following tables present the incurred losses and LAE for the Specialty Underwriting segment for the periods indicated.

	Three Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2010
Attritional	$60.0	87.1%		$-	0.0%		$60.0	87.1%
Catastrophes	-	0.0%		2.5	3.6%		2.5	3.6%
Total segment	$60.0	87.1%		$2.5	3.6%		$62.4	90.7%

2009
Attritional	$40.4	73.5%		$-	0.0%		$40.4	73.5%
Catastrophes	-	0.0%		2.3	4.2%		2.3	4.2%
Total segment	$40.4	73.5%		$2.3	4.2%		$42.7	77.7%

Variance 2010/2009
Attritional	$19.6	13.6	pts	$-	-	pts	$19.6	13.6	pts
Catastrophes	-	-	pts	0.2	(0.6)	pts	0.2	(0.6)	pts
Total segment	$19.6	13.6	pts	$0.2	(0.6)	pts	$19.7	13.0	pts

	Six Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2010
Attritional	$104.1	76.4%		$-	0.0%		$104.1	76.4%
Catastrophes	-	0.0%		4.1	3.0%		4.1	3.0%
Total segment	$104.1	76.4%		$4.0	3.0%		$108.2	79.4%

2009
Attritional	$78.1	66.1%		$-	0.0%		$78.1	66.1%
Catastrophes	-	0.0%		4.6	3.9%		4.6	3.9%
Total segment	$78.1	66.1%		$4.6	3.9%		$82.7	70.1%

Variance 2010/2009
Attritional	$26.0	10.3	pts	$-	-	pts	$26.0	10.3	pts
Catastrophes	-	-	pts	(0.5)	(0.9)	pts	(0.5)	(0.9)	pts
Total segment	$26.0	10.3	pts	$(0.6)	(0.9)	pts	$25.5	9.3	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 46.3% to $62.4 million for the three months ended June 30, 2010 compared to $42.7 million for the three months ended June 30, 2009, primarily the result of an increase in current year attritional reserves for the offshore oil rig in the Gulf.

Incurred losses and LAE increased by 30.8% to $108.2 million for the six months ended June 30, 2010 compared to $82.7 million for the six months ended June 30, 2009.  This increase was driven by the same factors as discussed above for the three months.

Segment Expenses. Commission and brokerage increased 12.7% to $16.8 million for the three months ended June 30, 2010 compared to $14.9 million for the three months ended June 30, 2009.  Commission and brokerage increased 0.3% to $33.6 million for the six months ended June 30, 2010 compared to $33.5 million for the six months ended June 30, 2009. These variance increases were not proportional to the variance increases in premiums earned due to lower commissions on an increased A&H book and a change in the mix of business on the marine book to excess of loss business, which carries a lower commission rate.

Segment other underwriting expenses for the three months ended June 30, 2010 increased to $2.4 million compared to $2.0 million for the three months ended June 30, 2009.  Segment other underwriting expenses for the six months ended June 30, 2010 increased to $4.4 million compared to $3.8 million for the six months ended June 30, 2009.  These increases were due to the growth in the overall infrastructure.

International.
The following table presents the underwriting results and ratios for the International segment for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2010	2009	Variance	% Change	2010	2009	Variance	% Change
Gross written premiums	$307.0	$274.3	$32.7	11.9%	$582.3	$525.0	$57.3	10.9%
Net written premiums	307.0	272.9	34.1	12.5%	582.3	523.6	58.6	11.2%

Premiums earned	$292.0	$254.3	$37.6	14.8%	$568.6	$508.9	$59.7	11.7%
Incurred losses and LAE	224.1	133.5	90.6	67.8%	651.7	288.9	362.8	125.6%
Commission and brokerage	77.8	63.0	14.9	23.6%	142.8	129.3	13.5	10.4%
Other underwriting expenses	7.3	5.7	1.6	28.6%	13.7	10.3	3.4	32.8%
Underwriting gain (loss)	$(17.3)	$52.2	$(69.5)	-133.2%	$(239.6)	$80.4	$(320.0)	NM

				Point Chg				Point Chg
Loss ratio	76.8%	52.5%		24.3	114.6%	56.8%		57.8
Commission and brokerage ratio	26.7%	24.8%		1.9	25.1%	25.4%		(0.3)
Other underwriting expense ratio	2.4%	2.2%		0.2	2.4%	2.0%		0.4
Combined ratio	105.9%	79.5%		26.4	142.1%	84.2%		57.9

(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums increased by 11.9% to $307.0 million for the three months ended June 30, 2010 compared to $274.3 million for the three months ended June 30, 2009, due to continued strong growth in Asia, a $23.5 million increase; Canada, a $19.4 million increase; and Brazil, a $5.2 million increase.  Net written premiums increased by 12.5% to $307.0 million for the three months ended June 30, 2010 compared to $272.9 million for the three months ended June 30, 2009, principally as a result of the increase in gross written premiums.  Premiums earned increased 14.8% to $292.0 million for the three months ended June 30, 2010 compared to $254.3 million for the three months ended June 30, 2009, relatively consistent with the increase in net written premiums.

Gross written premiums increased by 10.9% to $582.3 million for the six months ended June 30, 2010 compared to $525.0 million for the six months ended June 30, 2009, due to continued strong growth in Asia, a $33.8 million increase; Canada, a $17.1 million increase; and Brazil, a $15.1 million increase.  Also contributing to the increase was $13.4 million in reinstatement premiums from the Chilean earthquake.  Net written premiums increased by 11.2% to $582.3 million for the six months ended June 30, 2010 compared to $523.6 million for the six months ended June 30, 2009.  Premiums earned increased 11.7% to $568.6 million for the six months ended June 30, 2010 compared to $508.9 million for the six months ended June 30, 2009.  Variance explanations for net written premiums and premiums earned for the six months were similar to those discussed above for the three months.

Incurred Losses and LAE.  The following tables present the incurred losses and LAE for the International segment for the periods indicated.

	Three Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2010
Attritional	$153.5	52.6%		$(5.8)	-2.0%		$147.7	50.6%
Catastrophes	86.9	29.8%		(10.5)	-3.6%		76.4	26.2%
Total segment	$240.4	82.3%		$(16.2)	-5.6%		$224.1	76.8%

2009
Attritional	$135.3	53.2%		$-	0.0%		$135.3	53.2%
Catastrophes	-	0.0%		(1.7)	-0.7%		(1.7)	-0.7%
Total segment	$135.3	53.2%		$(1.7)	-0.7%		$133.5	52.5%

Variance 2010/2009
Attritional	$18.2	(0.6)	pts	$(5.8)	(2.0)	pts	$12.4	(2.6)	pts
Catastrophes	86.9	29.8	pts	(8.8)	(2.9)	pts	78.1	26.9	pts
Total segment	$105.1	29.1	pts	$(14.5)	(4.9)	pts	$90.6	24.3	pts

	Six Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2010
Attritional	$315.5	55.5%		$(6.0)	-1.1%		$309.5	54.4%
Catastrophes	353.9	62.2%		(11.6)	-2.0%		342.3	60.2%
Total segment	$669.4	117.7%		$(17.6)	-3.1%		$651.7	114.6%

2009
Attritional	$272.7	53.6%		$0.9	0.2%		$273.7	53.8%
Catastrophes	16.2	3.2%		(1.0)	-0.2%		15.2	3.0%
Total segment	$288.9	56.8%		$(0.1)	0.0%		$288.9	56.8%

Variance 2010/2009
Attritional	$42.8	1.9	pts	$(6.9)	(1.3)	pts	$35.8	0.6	pts
Catastrophes	337.7	59.0	pts	(10.6)	(1.8)	pts	327.1	57.2	pts
Total segment	$380.5	60.9	pts	$(17.5)	(3.1)	pts	$362.8	57.8	pts

(Some amounts may not reconcile due to rounding.)
Incurred losses and LAE increased 67.8% to $224.1 million for the three months ended June 30, 2010 compared to $133.5 million for the three months ended June 30, 2009.  The increase was principally due to an $87.0 million increase in current year catastrophes for the Chilean earthquake.  Attritional losses also increased primarily due to the increased premiums earned.

Incurred losses and LAE increased 125.6% to $651.7 million for the six months ended June 30, 2010 compared to $288.9 million for the six months ended June 30, 2009.  The increase was principally due to the large current year catastrophes of $319.0 million for the Chilean earthquake and $34.9 million for the Australian hailstorms in 2010 compared to the absence in 2009 of similar large events.

Segment Expenses. Commission and brokerage increased 23.6% to $77.8 million for the three months ended June 30, 2010 compared to $63.0 million for the three months ended June 30, 2009.  Commission and brokerage increased 10.4% to $142.8 million for the six months ended June 30, 2010 compared to $129.3 million for the six months ended June 30, 2009.  The increases were primarily due to an increase in premiums earned, an increase in contingent commission on the International U.S. business and an increase in commission ratio on the Brazil book.

Segment other underwriting expenses for the three months ended June 30, 2010 increased to $7.3 million compared to $5.7 million for the three months ended June 30, 2009.  Segment other underwriting expenses for the six months ended June 30, 2010 increased to $13.7 million compared to $10.3 million for the six months ended June 30, 2009.  These increases were due to normal growth in operating expenses.

Bermuda.
The following table presents the underwriting results and ratios for the Bermuda segment for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2010	2009	Variance	% Change	2010	2009	Variance	% Change
Gross written premiums	$167.5	$162.7	$4.8	2.9%	$375.0	$381.8	$(6.7)	-1.8%
Net written premiums	167.5	162.7	4.7	2.9%	375.0	381.8	(6.8)	-1.8%

Premiums earned	$186.9	$183.1	$3.8	2.1%	$371.6	$368.6	$3.0	0.8%
Incurred losses and LAE	92.6	111.3	(18.7)	-16.8%	260.3	232.1	28.2	12.2%
Commission and brokerage	41.4	48.1	(6.7)	-13.9%	83.3	92.3	(9.0)	-9.8%
Other underwriting expenses	6.4	6.1	0.3	4.3%	12.6	11.2	1.4	13.0%
Underwriting gain (loss)	$46.6	$17.6	$28.9	164.4%	$15.4	$33.0	$(17.6)	-53.3%

				Point Chg				Point Chg
Loss ratio	49.5%	60.8%		(11.3)	70.0%	63.0%		7.0
Commission and brokerage ratio	22.1%	26.3%		(4.2)	22.4%	25.1%		(2.7)
Other underwriting expense ratio	3.5%	3.3%		0.2	3.4%	2.9%		0.5
Combined ratio	75.1%	90.4%		(15.3)	95.8%	91.0%		4.8

(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums increased 2.9% to $167.5 million for the three months ended June 30, 2010 compared to $162.7 million for the three months ended June 30, 2009.  Premiums written out of the U.K. branch and Ireland increased $3.6 million, or 3.5%.  Bermuda home office business was up 2.1%, or $1.3 million, due to a shift in the book of business.  Net written premiums also increased 2.9% to $167.5 million for the three months ended June 30, 2010 compared to $162.7 million for the three months ended June 30, 2009.  Premiums earned increased 2.1% to $186.9 million for the three months ended June 30, 2010 compared to $183.1 million for the three months ended June 30, 2009.

Gross written premiums decreased 1.8% to $375.0 million for the six months ended June 30, 2010 compared to $381.8 million for the six months ended June 30, 2009.  Bermuda home office business was down 5.5%, or $8.3 million, due to lower property catastrophe excess of loss business.  Premiums written out of the U.K. branch and Ireland increased $1.6 million, or 0.7%.  Net written premiums also decreased 1.8% to $375.0 million for the six months ended June 30, 2010 compared to $381.8 million for the six months ended June 30, 2009.  Premiums earned increased 0.8% to $371.6 million for the six months ended June 30, 2010 compared to $368.6 million for the six months ended June 30, 2009.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following tables present the incurred losses and LAE for the Bermuda segment for the periods indicated.

	Three Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2010
Attritional	$109.6	58.6%		$(15.2)	-8.1%		$94.4	50.5%
Catastrophes	(1.4)	-0.8%		(0.4)	-0.2%		(1.8)	-1.0%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$108.2	57.9%		$(15.6)	-8.3%		$92.6	49.5%

2009
Attritional	$96.5	52.7%		$5.0	2.7%		$101.5	55.4%
Catastrophes	7.0	3.8%		2.8	1.5%		9.8	5.4%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$103.5	56.5%		$7.8	4.3%		$111.3	60.8%

Variance 2010/2009
Attritional	$13.1	5.9	pts	$(20.2)	(10.8)	pts	$(7.1)	(4.9)	pts
Catastrophes	(8.4)	(4.6)	pts	(3.2)	(1.7)	pts	(11.6)	(6.4)	pts
A&E	-	-	pts	-	-	pts	-	-	pts
Total segment	$4.7	1.4	pts	$(23.4)	(12.6)	pts	$(18.7)	(11.3)	pts

	Six Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2010
Attritional	$216.9	58.4%		$(11.0)	-3.0%		$205.9	55.4%
Catastrophes	58.6	15.8%		(4.2)	-1.1%		54.4	14.6%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$275.5	74.1%		$(15.2)	-4.1%		$260.3	70.0%

2009
Attritional	$198.6	53.9%		$10.0	2.7%		$208.6	56.6%
Catastrophes	19.7	5.4%		3.7	1.0%		23.5	6.4%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$218.3	59.2%		$13.7	3.7%		$232.1	63.0%

Variance 2010/2009
Attritional	$18.3	4.5	pts	$(21.0)	(5.7)	pts	$(2.7)	(1.2)	pts
Catastrophes	38.9	10.4	pts	(7.9)	(2.1)	pts	30.9	8.2	pts
A&E	-	-	pts	-	-	pts	-	-	pts
Total segment	$57.2	14.9	pts	$(28.9)	(7.8)	pts	$28.2	7.0	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased 16.8% to $92.6 million for the three months ended June 30, 2010 compared to $111.3 million for the three months ended June 30, 2009.  The decrease was primarily due to $20.2 million of favorable development variance of prior years’ attritional losses.  The decrease in 2010 current year catastrophe losses was due to the takedown of reserves for the Windstorm Xynthia of $25.0 million, partially offset by the increase in current year catastrophe reserves of $23.5 million from the Chilean earthquake.

Incurred losses and LAE increased 12.2% to $260.3 million for the six months ended June 30, 2010 compared to $232.1 million for the six months ended June 30, 2009.  The increase was primarily due to current year catastrophe losses, the Chilean earthquake and the Australian hailstorms.  In addition, higher expected loss ratios for current year attritional losses also contributed to the increase.

Segment Expenses. Commission and brokerage decreased 13.9% to $41.4 million for the three months ended June 30, 2010 compared to $48.1 million for the three months ended June 30, 2009.  Commission and brokerage decreased 9.8% to $83.3 million for the six months ended June 30, 2010 compared to $92.3 million for the six months ended June 30, 2009.  These decreases were primarily due to lower commission on covers in London and Bermuda property pro rata, a higher level of excess of loss business, which carries a lower commission, and higher reinstatement premiums, which have no commission expense.

Segment other underwriting expenses for the three months ended June 30, 2010 increased to $6.4 million from $6.1 million for the three months ended June 30, 2009.  Segment other underwriting expenses for the six months ended June 30, 2010 increased to $12.6 million from $11.2 million for the six months ended June 30, 2009, in line with expectations.

FINANCIAL CONDITION

Cash and Invested Assets.  Aggregate invested assets, including cash and short-term investments, were $15,102.1 million at June 30, 2010, an increase of $183.3 million compared to $14,918.8 million at December 31, 2009.  This increase was the result of $492.8 million of cash flows from operations, $153.1 million of unrealized appreciation, $133.0 million revolving credit borrowings, $35.3 million in equity adjustments of our limited partnership investments and $31.0 million of realized capital gains, partially offset by $247.1 million of share repurchases, $200.0 million payoff of debt that matured, $127.3 million of change in foreign currencies, $55.8 million paid out in dividends to shareholders and $31.7 million of miscellaneous items.

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

Over the past few years, we have allocated our equity investment portfolio to include:  1) publicly traded equity securities and 2) private equity limited partnership investments.  The objective of this portfolio diversification is to enhance the risk-adjusted total return of the investment portfolio by allocating a prudent portion of the portfolio to higher return asset classes.  We limit our allocation to these asset classes because of 1) the potential for volatility in their values and 2) the impact of these investments on regulatory and rating agency capital adequacy models.  We adjust our allocation to these investments based upon market conditions.  As a result of the dramatic slowdown in the global economy and the liquidity crisis affecting the financial markets, we significantly reduced our exposure to public equities during the fourth quarter of 2008 and have increased our exposure to equities in the latter part of 2009 and now into 2010, as financial markets improved.  At June 30, 2010 and December 31, 2009, the market value of investments in equity and limited partnership securities, carried at both market and fair value, approximated 15% of shareholders’ equity.

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

The tables below summarize the composition and characteristics of our investment portfolio as of the dates indicated:

	At June 30, 2010		At December 31, 2009
Fixed maturities, market value	$13,499.1	89.4%	$13,005.9	87.2%
Fixed maturities, fair value	66.4	0.4%	50.5	0.3%
Equity securities, market value	15.2	0.1%	16.3	0.1%
Equity securities, fair value	367.1	2.4%	380.0	2.5%
Short-term investments	381.9	2.5%	673.1	4.5%
Other invested assets	581.0	3.9%	545.3	3.7%
Cash	191.5	1.3%	247.6	1.7%
Total investments and cash	$15,102.1	100.0%	$14,918.8	100.0%

(Some amounts may not reconcile due to rounding.)

	At	At
	June 30, 2010	December 31, 2009
Fixed income portfolio duration (years)	3.7	3.8
Fixed income composite credit quality	Aa2	Aa2
Imbedded end of period yield, pre-tax	4.2%	4.1%
Imbedded end of period yield, after-tax	3.8%	3.6%

The following table provides a comparison of our total return by asset class relative to broadly accepted industry benchmarks for the periods indicated:

	Six Months Ended	Twelve Months Ended
	June 30, 2010	December 31, 2009
Fixed income portfolio total return	4.1%	9.4%
Barclay's Capital - U.S. aggregate index	5.3%	5.9%

Common equity portfolio total return	-3.2%	28.9%
S&P 500 index	-6.7%	26.5%

Other invested asset portfolio total return	6.2%	-1.8%

Reinsurance Receivables.  Reinsurance receivables for both paid and unpaid losses totaled $652.9 million at June 30, 2010 and $636.4 million at December 31, 2009.  At June 30, 2010, $126.5 million, or 19.4% was receivable from C.V. Starr (Bermuda); $103.5 million, or 15.9%, was receivable from Transatlantic Reinsurance Company; $100.0 million, or 15.3%, was receivable from Continental Insurance Company; $55.0 million, or 8.4%, was receivable from Munich Reinsurance Company and $47.9 million, or 7.3%, was receivable from Berkley Insurance Company.  The receivable from Continental Insurance Company is collateralized by a funds held arrangement under which we have retained the premiums earned by the retrocessionaire to secure obligations of the retrocessionaire, recorded them as a liability, credited interest on the balances at a stated contractual rate and reduced the liability account as payments become due.  No other retrocessionaire accounted for more than 5% of our receivables.

Loss and LAE Reserves.  Gross loss and LAE reserves totaled $9,237.8 million at June 30, 2010 and $8,937.9 million at December 31, 2009.

The following tables summarize gross outstanding loss and LAE reserves by segment, classified by case reserves and IBNR reserves, for the periods indicated:

	At June 30, 2010
	Case	IBNR	Total	% of
(Dollars in millions)	Reserves	Reserves	Reserves	Total
U.S. Reinsurance	$1,318.5	$1,635.7	$2,954.2	32.0%
U.S. Insurance	806.1	1,105.6	1,911.7	20.7%
Specialty Underwriting	231.3	192.9	424.2	4.6%
International	1,008.8	628.9	1,637.7	17.7%
Bermuda	710.0	986.0	1,695.9	18.4%
Total excluding A&E	4,074.6	4,549.1	8,623.7	93.4%
A&E	329.4	284.8	614.1	6.6%
Total including A&E	$4,403.9	$4,833.9	$9,237.8	100.0%

(Some amounts may not reconcile due to rounding.)

	At December 31, 2009
	Case	IBNR	Total	% of
(Dollars in millions)	Reserves	Reserves	Reserves	Total
U.S. Reinsurance	$1,382.0	$1,652.3	$3,034.3	34.0%
U.S. Insurance	716.2	1,157.1	1,873.4	21.0%
Specialty Underwriting	238.5	175.8	414.4	4.6%
International	752.1	545.7	1,297.7	14.5%
Bermuda	718.8	960.5	1,679.4	18.8%
Total excluding A&E	3,807.7	4,491.5	8,299.2	92.9%
A&E	354.7	283.9	638.7	7.1%
Total including A&E	$4,162.4	$4,775.4	$8,937.9	100.0%

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

Asbestos and Environmental Exposures.  Asbestos and Environmental (“A&E”) exposures represent a separate exposure group for monitoring and evaluating reserve adequacy.  The following table summarizes incurred losses and outstanding loss reserves with respect to A&E reserves on both a gross and net of retrocessions basis for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2010	2009	2010	2009
Gross Basis:
Beginning of period reserves	$625.2	$768.8	$638.7	$786.8
Incurred losses	-	-	-	-
Paid losses	(11.1)	(64.3)	(24.5)	(82.3)
End of period reserves	$614.1	$704.5	$614.1	$704.5

Net Basis:
Beginning of period reserves	$600.2	$731.9	$613.1	$749.1
Incurred losses	-	-	-	-
Paid losses	(10.7)	(57.9)	(23.6)	(75.1)
End of period reserves	$589.5	$673.9	$589.5	$673.9

(Some amounts may not reconcile due to rounding.)

At June 30, 2010, the gross reserves for A&E losses were comprised of $133.9 million representing case reserves reported by ceding companies, $136.8 million representing additional case reserves established by us on assumed reinsurance claims, $58.7 million representing case reserves established by us on direct excess insurance claims, including Mt. McKinley, and $284.8 million representing IBNR reserves.

With respect to asbestos only, at June 30, 2010, we had gross asbestos loss reserves of $586.1 million, or 95.4%, of total A&E reserves, of which $459.3 million was for assumed business and $126.8 million was for direct business.

Industry analysts use the “survival ratio” to compare the A&E reserves among companies with such liabilities.  The survival ratio is typically calculated by dividing a company’s current net reserves by the three year average of annual paid losses.  Hence, the survival ratio equals the number of years that it would take to exhaust the current reserves if future loss payments were to continue at historical levels.  Using this measurement, our net three year asbestos survival ratio was 6.7 years at June 30, 2010.  These metrics can be skewed by individual large settlements occurring in the prior three years and therefore, may not be indicative of the timing of future payments.

Shareholders’ Equity.  Our shareholders’ equity decreased to $6,035.6 million as of June 30, 2010 from $6,101.7 million as of December 31, 2009.  This decrease was the result of repurchasing 3,242,798 common shares for $247.1 million, $55.8 million of shareholder dividends and $53.8 million of foreign currency translation adjustments, partially offset by the unrealized appreciation on investments, net of tax, of $147.8 million, $134.0 million in net income and share-based compensation transactions of $8.0 million.

LIQUIDITY AND CAPITAL RESOURCES

Capital.  Our business operations are in part dependent on our financial strength and financial strength ratings, and the market’s perception of our financial strength, as measured by shareholders’ equity, which was $6,035.6 million at June 30, 2010 and $6,101.7 million at December 31, 2009.  On March 13, 2009, Everest Re and Everest National, wholly owned indirect subsidiaries of the Company, received notification of a one level ratings downgrade by Standard & Poor’s.  On April 7, 2010, Standard & Poor’s upgraded the Company’s debt ratings one level.  We continue to possess significant financial flexibility and access to the debt and equity markets as a result of our perceived financial strength, as evidenced by the financial strength ratings as assigned by independent rating agencies.  During the last six months of 2008 and into 2009, the capital markets were illiquid in reaction to the deepening credit crisis which led to bank and other financial institution failures and effective failures.  Credit spreads widened and the equity markets declined significantly during this period making access to the capital markets, for even highly rated companies, difficult and costly.  Our capital position remains strong, commensurate with our financial ratings.  We have ample liquidity to meet our financial obligations for the foreseeable future.  Therefore, we have no foreseeable need to enter the capital markets in the near term.

From time to time, we have used open market share repurchases to adjust our capital position and enhance long term expected returns to our shareholders.  On July 21, 2008, our existing authorization to purchase up to 5 million of our shares was amended to authorize the purchase of up to 10 million shares.  On February 24, 2010, our existing authorization to purchase up to 10 million of our shares was amended to authorize the purchase of up to 15 million shares.  As of June 30, 2010, we had repurchased 9.8 million shares under this authorization.

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

Over the past few years, we have allocated our equity portfolio to include: 1) publicly traded equity securities and 2) private equity limited partnership investments.  The objective of this portfolio diversification is to enhance the risk-adjusted total return of the investment portfolio by allocating a prudent portion of the portfolio to higher return asset classes.  We limit our allocation to these asset classes because of 1) the potential for volatility in their values and 2) the impact of these investments on regulatory and rating agency capital adequacy models.  We adjust our allocation to these investments based upon market conditions.  As a result of the dramatic slowdown in the global economy and the liquidity crisis affecting the financial markets, we significantly reduced our exposure to public equities during the fourth quarter of 2008 and have increased our exposure to equities in the latter part of 2009 and now into 2010, as financial markets improved.  At June 30, 2010, the market value of investments in equity and limited partnership securities, carried at both market and fair value, approximated 15% of shareholders’ equity.

Our liquidity requirements are generally met from positive cash flow from operations.  Positive cash flow results from reinsurance and insurance premiums being collected prior to disbursements for claims, which disbursements generally take place over an extended period after the collection of premiums, sometimes a period of many years.  Collected premiums are generally invested, prior to their use in such disbursements, and investment income provides additional funding for loss payments.  Our net cash flows from operating activities were $492.8 million and $283.9 million for the six months ended June 30, 2010 and 2009, respectively.  Additionally, these cash flows reflected a net tax refund of $35.8 million and a net tax payment of $67.8 million for the six months ended June 30, 2010 and 2009, respectively; net catastrophe loss payments of $143.5 million and $126.6 million for the six months ended June 30, 2010 and 2009, respectively; and net A&E payments of $23.6 million and $75.1 million for the six months ended June 30, 2010 and 2009, respectively.

If disbursements for claims and benefits, policy acquisition costs and other operating expenses were to exceed premium inflows, cash flow from reinsurance and insurance operations would be negative.  The effect on cash flow from insurance operations would be partially offset by cash flow from investment income.  Additionally, cash inflows from investment maturities and dispositions, both short-term investments and longer term maturities are available to supplement other operating cash flows.

As the timing of payments for claims and benefits cannot be predicted with certainty, we maintain portfolios of long term invested assets with varying maturities, along with short-term investments that provide additional liquidity for payment of claims.  At June 30, 2010 and December 31, 2009, we held cash and short-term investments of $573.4 million and $920.7 million, respectively.  All of our short-term investments are readily marketable and can be converted to cash.  In addition to these cash and short-term investments, at June 30, 2010, we had $637.8 million of available for sale fixed maturity securities maturing within one year or less, $3,747.9 million maturing within one to five years and $5,746.2 million maturing after five years.  Our $382.3 million of equity securities are comprised primarily of publicly traded securities that can be easily liquidated.  We believe that these fixed maturity and equity securities, in conjunction with the short-term investments and positive cash flow from operations, provide ample sources of liquidity for the expected payment of losses in the near future.  We do not anticipate selling securities or using available credit facilities to pay losses and LAE but have the ability to do so.  Sales of securities might result in realized capital gains or losses.  At June 30, 2010 we had $545.7 million of net pre-tax unrealized appreciation, comprised of $660.4 million of pre-tax unrealized appreciation and $114.7 million of pre-tax unrealized depreciation.

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

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth.  Minimum net worth is an amount equal to the sum of $3,575.4 million plus 25% of consolidated net income for each of Group’s fiscal quarters, for which statements are available ending on or after January 1, 2007 and for which consolidated net income is positive, plus 25% of any increase in consolidated net worth during such period attributable to the issuance of ordinary and preferred shares, which at June 30, 2010, was $4,104.5 million.  As of June 30, 2010, the Company was in compliance with all Group Credit Facility covenants.

At June 30, 2010, the Group Credit Facility had no outstanding letters of credit under tranche one and $359.9 million outstanding letters of credit under tranche two.  At December 31, 2009, the Group Credit Facility had no outstanding letters of credit under tranche one and $386.5 million outstanding letters of credit under tranche two.

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

The Holdings Credit Facility requires Holdings to maintain a debt to capital ratio of not greater than 0.35 to 1 and Everest Reinsurance Company (“Everest Re”) to maintain its statutory surplus at $1.5 billion plus 25% of future aggregate net income and 25% of future aggregate capital contributions after December 31, 2005, which at June 30, 2010, was $1,954.2 million.  As of June 30, 2010, Holdings was in compliance with all Holdings Credit Facility covenants.

At June 30, 2010, the Company had outstanding $133.0 million of short-term borrowings from the Holdings Credit Facility revolving credit line, with maturity dates between August 9, 2010 and September 15, 2010.  These short-term borrowings can be paid either through renewal with a one, two, three or six month term; or out of cash flows from operations.  In addition, at June 30, 2010 and December 31, 2009, the Holdings Credit Facility had outstanding letters of credit of $17.0 million and $28.0 million, respectively.

Costs incurred in connection with the Group Credit Facility and the Holdings Credit Facility were $0.4 million and $0.3 million for the three months ended June 30, 2010 and 2009, respectively, and $0.8 million and $0.7 million for the six months ended June 30, 2010 and 2009, respectively.

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

Interest Rate Risk.  Our $15.1 billion investment portfolio, at June 30, 2010, is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations and some foreign exchange rate risk.  The impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity securities portfolio, including short-term investments, from a change in market interest rates.  In a declining interest rate environment, it includes prepayment risk on the $3,084.3 million of mortgage-backed securities in the $13,565.5 million fixed maturity portfolio.  Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The table below displays the potential impact of market value fluctuations and after-tax unrealized appreciation on our fixed maturity securities portfolio (including $381.9 million of short-term investments) for the period indicated based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates.  For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually.  To generate appropriate price estimates on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account.  For legal entities with a non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios.

	Impact of Interest Rate Shift in Basis Points
	At June 30, 2010
	-200	-100	0	100	200
(Dollars in millions)
Total Market/Fair Value	$14,944.4	$14,472.5	$13,947.4	$13,371.7	$12,784.5
Market/Fair Value Change from Base (%)	7.1%	3.8%	0.0%	-4.1%	-8.3%
Change in Unrealized Appreciation
After-tax from Base ($)	$781.9	$410.2	$-	$(448.1)	$(912.3)

We had $9,237.8 million and $8,937.9 million of gross reserves for losses and LAE as of June 30, 2010 and December 31, 2009, respectively.  These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money.  Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value.  As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases.  These movements are the opposite of the interest rate impacts on the fair value of investments.  While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid.  Our loss and loss reserve obligations have an expected duration of approximately 4.1 years, which is reasonably consistent with our fixed income portfolio.  If we were to discount our loss and LAE reserves, net of $0.7 billion of reinsurance receivables on unpaid losses, the discount would be approximately $1.6 billion resulting in a discounted reserve balance of approximately $7.0 billion, representing approximately 50.5% of the market value of the fixed maturity investment portfolio funds.

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

	Impact of Percentage Change in Equity Fair/Market Values
	At June 30, 2010
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$305.8	$344.0	$382.3	$420.5	$458.7
After-tax Change in Fair/Market Value	(49.9)	(25.0)	-	25.0	49.9

Foreign Currency Risk.  Foreign currency risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates.  Each of our non-U.S./Bermuda (“foreign”) operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines.  Each foreign operation may conduct business in its local currency, as well as the currency of other countries in which it operates.  The primary foreign currency exposures for these foreign operations are the Canadian Dollar, the British Pound Sterling and the Euro.  We mitigate foreign exchange exposure by generally matching the currency and duration of our assets to our corresponding operating liabilities.  In accordance with FASB guidance, we translate the assets, liabilities and income of non-U.S. dollar functional currency legal entities to the U.S. dollar.  This translation amount is reported as a component of other comprehensive income.  As of June 30, 2010 there has been no material change in exposure to foreign exchange rates as compared to December, 31, 2009.

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

The Company sold six equity index put option contracts, based on the S&P 500 index, for total consideration, net of commissions, of $22.5 million.  At June 30, 2010, fair value for these equity index put option contracts was $69.3 million.  These equity index put option contracts each have a single exercise date, with maturities ranging from 12 to 30 years and strike prices ranging from $1,141.21 to $1,540.63.  No amounts will be payable under these equity index put option contracts if the S&P 500 index is at, or above, the strike prices on the exercise dates, which fall between June 2017 and March 2031.  If the S&P 500 index is lower than the strike price on the applicable exercise date, the amount due would vary proportionately with the percentage by which the index is below the strike price.  Based on historical index volatilities and trends and the June 30, 2010 S&P 500 index value, the Company estimates the probability that each equity index put option contract of the S&P 500 index falling below the strike price on the exercise date to be less than 52%.  The theoretical maximum payouts under the equity index put option contracts would occur if on each of the exercise dates the S&P 500 index value were zero.  At June 30, 2010, the present value of these theoretical maximum payouts using a 6% discount factor was $261.4 million.

The Company sold one equity index put option contract based on the FTSE 100 index for total consideration, net of commissions, of $6.7 million.  At June 30, 2010, fair value for this equity index put option contract was $7.3 million.  This equity index put option contract has an exercise date of July 2020 and a strike price of ₤5,989.75.  No amount will be payable under this equity index put option contract if the FTSE 100 index is at, or above, the strike price on the exercise date.  If the FTSE 100 index is lower than the strike price on the exercise date, the amount due will vary proportionately with the percentage by which the index is below the strike price.  Based on historical index volatilities and trends and the June 30, 2010 FTSE 100 index value, the Company estimates the probability that the equity index put option contract of the FTSE 100 index will fall below the strike price on the exercise date to be less than 46%.  The theoretical maximum payout under the equity index put option contract would occur if on the exercise date the FTSE 100 index value was zero.  At June 30, 2010, the present value of the theoretical maximum payout using a 6% discount factor and current exchange rate was $26.6 million.

Because the equity index put option contracts meet the definition of a derivative, we report the fair value of these instruments in our consolidated balance sheets as a liability and record any changes to fair value in our consolidated statements of operations and comprehensive income (loss) as a net derivative gain (loss).  Our financial statements reflect fair values for our obligations on these equity index put option contracts at June 30, 2010, of $76.6 million and at December 31, 2009, of $57.3 million; however, we do not believe that the ultimate settlement of these transactions is likely to require a payment that would exceed the initial consideration received, or any payment at all.

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

	Equity Indices Put Options Obligation – Sensitivity Analysis
(Dollars in millions)	At June 30, 2010
Interest Rate Shift in Basis Points:	-200	-100	0	100	200
Total Fair Value	$126.7	$98.7	$76.6	$59.2	$45.5
Fair Value Change from Base (%)	-65.5%	-28.9%	0.0%	22.7%	40.5%

Equity Indices Shift in Points (S&P 500/FTSE 100):	-500/-2000	-250/-1000	0	250/1000	500/2000
Total Fair Value	$153.8	$107.6	$76.6	$55.6	$41.1
Fair Value Change from Base (%)	-100.8%	-40.5%	0.0%	27.4%	46.3%

Combined Interest Rate /	-200/	-100/		100/	200/
Equity Indices Shift (S&P 500/FTSE 100):	-500/-2000	-250/-1000	0/0	250/1000	500/2000
Total Fair Value	$225.8	$134.8	$76.6	$41.8	$22.0
Fair Value Change from Base (%)	-194.8%	-76.0%	0.0%	45.4%	71.2%

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

ITEM 1A.	RISK FACTORS

No material changes.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities.

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares (or
			Purchased as Part	Units) that May Yet
	Total Number of		of Publicly	Be Purchased Under
	Shares (or Units)	Average Price Paid	Announced Plans or	the Plans or
Period	Purchased	per Share (or Unit)	Programs	Programs (1)
April 1 - 30, 2010	0	$-	0	7,908,257
May 1 - 31, 2010	1,365,724	$76.3182	1,365,724	6,542,533
June 1 - 30, 2010	1,314,768	$72.9026	1,314,768	5,227,765
Total	2,680,492	$74.6429	2,680,492	5,227,765

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
Dated: August 9, 2010