Form 10-Q/A
period 2010-06-30
EVEREST RE GROUP LTD
filed 2010-09-08
CIK 1095073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A

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

Explanatory Note

The purpose if this Amendment No. 1 to the Everest Re Group, Ltd. (“Group”) Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, filed with the Securities and Exchange Commission on August 9, 2010, is to furnish Exhibit 101 to the Form 10-Q, as required by Rule 405 of Regulation S-T.  Exhibit 101 contains information from Group’s Form 10-Q formatted in Extensible Business Reporting Language (“XBRL”).

Users of this data are advised pursuant to Rule 401 of Regulation S-T that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of Group.  Investors should continue to rely on the official filed version of the Form 10-Q in making investment decisions. No other changes have been made to the Form 10-Q. This Form 10-Q/A Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update any disclosures made in the Form 10-Q.

Users of this data are advised that pursuant to Rule 406T of Regulation S-T these interactive data files included in Exhibit 101 are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6.  EXHIBITS

Exhibit Index:

Exhibit No.	Description

31.1*	Section 302 Certification of Joseph V. Taranto

31.2*	Section 302 Certification of Dominic J. Addesso

32.1*	Section 906 Certification of Joseph V. Taranto and Dominic J. Addesso

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

101.DEF**	XBRL Taxonomy Definition Linkbase

__________

   *Filed with Group’s Form 10-Q as filed on August 9, 2010
**Filed with this Form 10-Q/A Amendment No. 1

Everest Re Group, Ltd.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Everest Re Group, Ltd.
(Registrant)

/S/ DOMINIC J. ADDESSO
Dominic J. Addesso
Executive Vice President and
Chief Financial Officer

(Duly Authorized Officer and Principal Financial Officer)

Dated:  September 8, 2010

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Section 302 Certification of Joseph V. Taranto

31.2*	Section 302 Certification of Dominic J. Addesso

32.1*	Section 906 Certification of Joseph V. Taranto and Dominic J. Addesso

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

101.DEF**	XBRL Taxonomy Definition Linkbase

__________

   *Filed with Group’s Form 10-Q as filed on August 9, 2010
**Filed with this Form 10-Q/A Amendment No. 1