Form 10-Q
period 2010-09-30
EVEREST RE GROUP LTD
filed 2010-11-09
CIK 1095073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2010	Commission file number: 1-15731

EVEREST RE GROUP, LTD.
(Exact name of registrant as specified in its charter)

Bermuda	98-0365432
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

Large accelerated filer	X	Accelerated filer
Non-accelerated filer		Smaller reporting company
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Class	At November 1, 2010
Common Shares, $0.01 par value	54,982,512

EVEREST RE GROUP, LTD

Form 10-Q

Page
PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

PART I

ITEM 1.  FINANCIAL STATEMENTS

EVEREST RE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Dollars and share amounts in thousands, except par value per share)	2010	2009
	(unaudited)
ASSETS:
Fixed maturities - available for sale, at market value	$13,569,817	$13,005,949
(amortized cost: 2010, $12,830,837; 2009, $12,614,742)
Fixed maturities - available for sale, at fair value	116,376	50,528
Equity securities - available for sale, at market value (cost: 2010, $14,077; 2009, $13,970)	17,218	16,301
Equity securities - available for sale, at fair value	415,944	380,025
Short-term investments	590,169	673,131
Other invested assets (cost: 2010, $577,239; 2009, $546,158)	576,827	545,284
Cash	201,140	247,598
Total investments and cash	15,487,491	14,918,816
Accrued investment income	145,905	158,886
Premiums receivable	901,544	978,847
Reinsurance receivables	693,737	636,375
Funds held by reinsureds	399,842	379,864
Deferred acquisition costs	393,042	362,346
Prepaid reinsurance premiums	137,136	108,029
Deferred tax asset	104,780	174,170
Federal income taxes recoverable	96,174	144,903
Other assets	190,260	139,076
TOTAL ASSETS	$18,549,911	$18,001,312

LIABILITIES:
Reserve for losses and loss adjustment expenses	$9,331,987	$8,937,858
Future policy benefit reserve	63,747	64,536
Unearned premium reserve	1,532,143	1,415,402
Funds held under reinsurance treaties	97,082	91,893
Commission reserves	38,181	55,579
Other net payable to reinsurers	63,796	53,014
Revolving credit borrowings	83,000	-
8.75% Senior notes due 3/15/2010	-	199,970
5.4% Senior notes due 10/15/2014	249,801	249,769
6.6% Long term notes due 5/1/2067	238,350	238,348
Junior subordinated debt securities payable	329,897	329,897
Accrued interest on debt and borrowings	12,129	9,885
Equity index put option liability	77,150	57,349
Other liabilities	151,028	196,090
Total liabilities	12,268,291	11,899,590

Commitments and contingencies (Note 8)

SHAREHOLDERS' EQUITY:
Preferred shares, par value: $0.01; 50,000 shares authorized;
no shares issued and outstanding	-	-
Common shares, par value: $0.01; 200,000 shares authorized; (2010) 66,022
and (2009) 65,841 outstanding before treasury shares	660	658
Additional paid-in capital	1,858,557	1,845,181
Accumulated other comprehensive income (loss), net of deferred income tax expense
(benefit) of $144,680 at 2010 and $101,014 at 2009	559,591	272,038
Treasury shares, at cost; 10,999 shares (2010) and 6,523 shares (2009)	(929,766)	(582,926)
Retained earnings (deficit)	4,792,578	4,566,771
Total shareholders' equity	6,281,620	6,101,722
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$18,549,911	$18,001,312

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share amounts)	2010	2009	2010	2009
	(unaudited)		(unaudited)
REVENUES:
Premiums earned	$997,265	$975,380	$2,914,466	$2,864,578
Net investment income	141,368	165,387	468,598	401,350
Net realized capital gains (losses):
Other-than-temporary impairments on fixed maturity securities	(2,892)	-	(2,892)	(13,210)
Other-than-temporary impairments on fixed maturity securities
transferred to other comprehensive income (loss)	-	-	-	-
Other net realized capital gains (losses)	41,187	31,063	72,212	2,598
Total net realized capital gains (losses)	38,295	31,063	69,320	(10,612)
Realized gain on debt repurchase	-	-	-	78,271
Net derivative gain (loss)	(552)	(2,118)	(19,802)	(470)
Other income (expense)	1,714	(13,204)	14,851	(15,995)
Total revenues	1,178,090	1,156,508	3,447,433	3,317,122

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	674,787	587,247	2,225,591	1,723,937
Commission, brokerage, taxes and fees	237,473	229,257	686,628	684,509
Other underwriting expenses	44,337	44,504	125,028	121,829
Corporate expenses	3,917	4,433	12,379	12,580
Interest, fees and bond issue cost amortization expense	13,138	17,376	42,796	54,634
Total claims and expenses	973,652	882,817	3,092,422	2,597,489

INCOME (LOSS) BEFORE TAXES	204,438	273,691	355,011	719,633
Income tax expense (benefit)	30,238	45,073	46,790	109,871

NET INCOME (LOSS)	$174,200	$228,618	$308,221	$609,762
Other comprehensive income (loss), net of tax	192,725	376,448	287,553	681,727

COMPREHENSIVE INCOME (LOSS)	$366,925	$605,066	$595,774	$1,291,489

EARNINGS PER COMMON SHARE:
Basic	$3.12	$3.76	$5.35	$9.97
Diluted	3.11	3.75	5.33	9.94
Dividends declared	0.48	0.48	1.44	1.44

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except share and dividends per share amounts)	2010	2009	2010	2009
	(unaudited)		(unaudited)
COMMON SHARES (shares outstanding):
Balance, beginning of period	56,242,019	60,852,944	59,317,741	61,414,027
Issued during the period, net	14,177	36,647	181,253	183,464
Treasury shares acquired	(1,233,667)	(491,731)	(4,476,465)	(1,199,631)
Balance, end of period	55,022,529	60,397,860	55,022,529	60,397,860

COMMON SHARES (par value):
Balance, beginning of period	$660	$657	$658	$656
Issued during the period, net	-	1	2	2
Balance, end of period	660	658	660	658

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	1,853,158	1,831,695	1,845,181	1,824,552
Share-based compensation plans	5,399	4,647	13,376	11,753
Other	-	-	-	37
Balance, end of period	1,858,557	1,836,342	1,858,557	1,836,342

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS),
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	366,866	(43,884)	272,038	(291,851)
Cumulative adjustment of initial adoption(1), net of tax	-	-	-	(57,312)
Net increase (decrease) during the period	192,725	376,448	287,553	681,727
Balance, end of period	559,591	332,564	559,591	332,564

RETAINED EARNINGS (DEFICIT):
Balance, beginning of period	4,644,952	4,198,694	4,566,771	3,819,327
Cumulative adjustment of initial adoption(1), net of tax	-	-	-	57,312
Net income (loss)	174,200	228,618	308,221	609,762
Dividends declared ($0.48 per quarter and $1.44 year-to-date
per share in 2010 and 2009)	(26,574)	(29,100)	(82,414)	(88,189)
Balance, end of period	4,792,578	4,398,212	4,792,578	4,398,212

TREASURY SHARES AT COST:
Balance, beginning of period	(830,037)	(441,747)	(582,926)	(392,329)
Purchase of treasury shares	(99,729)	(41,077)	(346,840)	(90,495)
Balance, end of period	(929,766)	(482,824)	(929,766)	(482,824)

TOTAL SHAREHOLDERS' EQUITY, END OF PERIOD	$6,281,620	$6,084,952	$6,281,620	$6,084,952

(1) The cumulative adjustment to accumulated other comprehensive income (loss), net of deferred income taxes, and retained earnings (deficit), represents the effect of initially adopting new guidance for other-than-temporary impairments of debt securities.

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2010	2009	2010	2009
	(unaudited)		(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$174,200	$228,618	$308,221	$609,762
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable	76,794	10,974	71,659	(48,369)
Decrease (increase) in funds held by reinsureds, net	(10,024)	7,458	(23,609)	(23,327)
Decrease (increase) in reinsurance receivables	(17,392)	34,620	(79,683)	78,435
Decrease (increase) in deferred tax asset	29,324	5,771	24,260	59,989
Increase (decrease) in reserve for losses and loss adjustment expenses	8,642	26,614	458,032	(152,544)
Increase (decrease) in future policy benefit reserve	(220)	(1,168)	(789)	(20)
Increase (decrease) in unearned premiums	106,215	103,568	119,472	114,033
Change in equity adjustments in limited partnerships	1,026	(23,512)	(31,229)	29,964
Change in other assets and liabilities, net	(52,160)	(56,631)	(34,584)	(24,819)
Non-cash compensation expense	4,799	3,534	11,929	10,290
Amortization of bond premium (accrual of bond discount)	14,850	5,912	36,189	12,793
Amortization of underwriting discount on senior notes	12	48	65	142
Realized gain on debt repurchase	-	-	-	(78,271)
Net realized capital (gains) losses	(38,295)	(31,063)	(69,320)	10,612
Net cash provided by (used in) operating activities	297,771	314,743	790,613	598,670

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale, at market value	424,326	364,585	1,207,491	924,998
Proceeds from fixed maturities matured/called - available for sale, at fair value	-	-	-	5,570
Proceeds from fixed maturities sold - available for sale, at market value	122,884	109,963	846,346	239,621
Proceeds from fixed maturities sold - available for sale, at fair value	10,689	4,010	19,301	12,012
Proceeds from equity securities sold - available for sale, at market value	3	23,067	715	24,143
Proceeds from equity securities sold - available for sale, at fair value	14,899	11,309	87,641	23,548
Distributions from other invested assets	21,154	27,280	51,514	50,591
Cost of fixed maturities acquired - available for sale, at market value	(366,121)	(840,561)	(2,327,744)	(2,203,804)
Cost of fixed maturities acquired - available for sale, at fair value	(56,938)	(2,548)	(80,618)	(19,101)
Cost of equity securities acquired - available for sale, at market value	(857)	-	(2,283)	-
Cost of equity securities acquired - available for sale, at fair value	(23,927)	(12,948)	(104,344)	(32,247)
Cost of other invested assets acquired	(16,019)	(11,882)	(53,097)	(36,624)
Net change in short-term investments	(208,162)	(229,898)	83,735	561,164
Net change in unsettled securities transactions	(22,855)	104,102	(34,050)	157,430
Net cash provided by (used in) investing activities	(100,924)	(453,521)	(305,393)	(292,699)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares issued during the period, net	600	1,114	1,449	1,502
Purchase of treasury shares	(99,729)	(41,077)	(346,840)	(90,495)
Revolving credit borrowings	(50,000)	-	83,000	-
Net cost of debt repurchase	-	-	-	(83,026)
Net cost of senior notes maturing	-	-	(200,000)	-
Dividends paid to shareholders	(26,574)	(29,100)	(82,414)	(88,189)
Net cash provided by (used in) financing activities	(175,703)	(69,063)	(544,805)	(260,208)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(11,457)	616	13,127	13,618

Net increase (decrease) in cash	9,687	(207,225)	(46,458)	59,381
Cash, beginning of period	191,453	472,300	247,598	205,694
Cash, end of period	$201,140	$265,075	$201,140	$265,075

SUPPLEMENTAL CASH FLOW INFORMATION
Cash transactions:
Income taxes paid (recovered)	$(877)	$2,983	$(36,715)	$70,762
Interest paid	5,660	14,194	40,021	52,318

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended September 30, 2010 and 2009

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

2.  BASIS OF PRESENTATION

The unaudited consolidated financial statements of the Company for the three and nine months ended September 30, 2010 and 2009 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis.  Certain financial information, which is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), has been omitted since it is not required for interim reporting purposes. The December 31, 2009 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  The results for the three and nine months ended September 30, 2010 and 2009 are not necessarily indicative of the results for a full year.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2009, 2008 and 2007 included in the Company’s most recent Form 10-K filing.

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

Other-Than-Temporary Impairments on Investment Securities.  In April 2009, the FASB revised the authoritative guidance for the recognition and presentation of other-than-temporary impairments. This new guidance amends the recognition guidance for other-than-temporary impairments of debt securities and expands the financial statement disclosures for other-than-temporary impairments on debt and equity securities. For available for sale debt securities that the Company has no intent to sell and more likely than not will not be required to sell prior to recovery, only the credit loss component of the impairment would be recognized in earnings, while the rest of the fair value loss would be recognized in accumulated other comprehensive income.  The Company adopted this guidance effective April 1, 2009.  Upon adoption the Company recognized a cumulative-effect adjustment increase in retained earnings (deficit) and decrease in accumulated other comprehensive income (loss) as follows:

(Dollars in thousands)
Cumulative-effect adjustment, gross	$65,658
Tax	(8,346)
Cumulative-effect adjustment, net	$57,312

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

3.  INVESTMENTS

The amortized cost, market value and gross unrealized appreciation and depreciation of available for sale, fixed maturity and equity security investments, carried at market value, are as follows for the periods indicated:

	At September 30, 2010
	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$392,468	$24,939	$(277)	$417,130
Obligations of U.S. states and political subdivisions	3,405,935	220,320	(4,202)	3,622,053
Corporate securities	2,911,613	223,155	(10,464)	3,124,304
Asset-backed securities	250,264	10,729	(430)	260,563
Mortgage-backed securities
Commercial	466,839	26,459	(12,946)	480,352
Agency residential	2,181,753	96,987	(1,009)	2,277,731
Non-agency residential	124,246	1,510	(5,556)	120,200
Foreign government securities	1,551,131	102,105	(14,981)	1,638,255
Foreign corporate securities	1,546,588	99,113	(16,472)	1,629,229
Total fixed maturity securities	$12,830,837	$805,317	$(66,337)	$13,569,817
Equity securities	$14,077	$3,144	$(3)	$17,218

	At December 31, 2009
	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$339,839	$17,879	$(3,565)	$354,153
Obligations of U.S. states and political subdivisions	3,694,267	183,848	(24,256)	3,853,859
Corporate securities	2,421,875	107,749	(32,963)	2,496,661
Asset-backed securities	310,429	7,713	(4,413)	313,729
Mortgage-backed securities
Commercial	475,204	5,172	(37,758)	442,618
Agency residential	2,310,826	61,481	(3,863)	2,368,444
Non-agency residential	177,500	238	(17,117)	160,621
Foreign government securities	1,507,385	100,243	(16,875)	1,590,753
Foreign corporate securities	1,377,417	72,442	(24,748)	1,425,111
Total fixed maturity securities	$12,614,742	$556,765	$(165,558)	$13,005,949
Equity securities	$13,970	$2,333	$(2)	$16,301

In accordance with FASB guidance, the Company reclassified the non-credit portion of other-than-temporary impairments from retained earnings (deficit) into accumulated other comprehensive income (loss), on April 1, 2009.  The table below presents the pre-tax cumulative unrealized appreciation (depreciation) on those corporate securities, for the periods indicated:

(Dollars in thousands)	At September 30, 2010	At December 31, 2009
Pre-tax cumulative unrealized appreciation (depreciation)	$2,266	$(6,088)

The amortized cost and market value of fixed maturity securities are shown in the following table by contractual maturity.  Mortgage-backed securities are generally more likely to be prepaid than other fixed maturity securities. As the stated maturity of such securities may not be indicative of actual maturities, the totals for mortgage-backed and asset-backed securities are shown separately.

	At September 30, 2010		At December 31, 2009
	Amortized	Market	Amortized	Market
(Dollars in thousands)	Cost	Value	Cost	Value
Fixed maturity securities – available for sale
Due in one year or less	$681,431	$693,299	$621,706	$652,483
Due after one year through five years	3,715,052	3,923,432	3,017,731	3,151,819
Due after five years through ten years	2,536,225	2,746,567	2,530,830	2,634,709
Due after ten years	2,875,027	3,067,673	3,170,516	3,281,526
Asset-backed securities	250,264	260,563	310,429	313,729
Mortgage-backed securities
Commercial	466,839	480,352	475,204	442,618
Agency residential	2,181,753	2,277,731	2,310,826	2,368,444
Non-agency residential	124,246	120,200	177,500	160,621
Total fixed maturity securities	$12,830,837	$13,569,817	$12,614,742	$13,005,949

The changes in net unrealized appreciation (depreciation) for the Company’s investments are derived from the following sources for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2010	2009	2010	2009
Increase (decrease) during the period between the market value and cost of investments carried at market value, and deferred taxes thereon:
Fixed maturity securities	$193,182	$428,617	$339,419	$700,376
Fixed maturity securities, cumulative other-than-temporary impairment adjustment	2,269	-	8,354	(65,658)
Equity securities	542	448	810	343
Other invested assets	(33)	3,387	462	5,614
Change in unrealized appreciation (depreciation), pre-tax	195,960	432,452	349,045	640,675
Deferred tax benefit (expense)	(31,162)	(88,942)	(35,520)	(130,628)
Deferred tax benefit (expense), cumulative other-than-temporary impairment adjustment	(134)	-	(1,038)	8,346
Change in unrealized appreciation (depreciation),
net of deferred taxes, included in shareholders’ equity	$164,664	$343,510	$312,487	$518,393

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

The tables below display the aggregate market value and gross unrealized depreciation of fixed maturity and equity securities, by security type and contractual maturity, in each case subdivided according to length of time that individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at September 30, 2010 By Security Type
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$4,243	$(97)	$3,466	$(180)	$7,709	$(277)
Obligations of U.S. states and political subdivisions	13,460	(34)	102,649	(4,168)	116,109	(4,202)
Corporate securities	102,390	(1,362)	87,690	(9,102)	190,080	(10,464)
Asset-backed securities	-	(58)	6,534	(372)	6,534	(430)
Mortgage-backed securities
Commercial	1,549	(19)	67,354	(12,927)	68,903	(12,946)
Agency residential	203,115	(775)	638	(234)	203,753	(1,009)
Non-agency residential	-	-	69,490	(5,556)	69,490	(5,556)
Foreign government securities	119,662	(4,762)	148,957	(10,219)	268,619	(14,981)
Foreign corporate securities	94,695	(2,387)	144,131	(14,085)	238,826	(16,472)
Total fixed maturity securities	$539,114	$(9,494)	$630,909	$(56,843)	$1,170,023	$(66,337)
Equity securities	-	-	12	(3)	12	(3)
Total	$539,114	$(9,494)	$630,921	$(56,846)	$1,170,035	$(66,340)

	Duration of Unrealized Loss at September 30, 2010 By Maturity
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities
Due in one year or less	$24,186	$(1,033)	$57,646	$(6,459)	$81,832	$(7,492)
Due in one year through five years	154,929	(3,523)	158,034	(11,016)	312,963	(14,539)
Due in five years through ten years	123,554	(3,774)	100,372	(7,133)	223,926	(10,907)
Due after ten years	31,781	(312)	170,841	(13,146)	202,622	(13,458)
Asset-backed securities	-	(58)	6,534	(372)	6,534	(430)
Mortgage-backed securities	204,664	(794)	137,482	(18,717)	342,146	(19,511)
Total fixed maturity securities	$539,114	$(9,494)	$630,909	$(56,843)	$1,170,023	$(66,337)

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position at September 30, 2010 were $1,170,035 thousand and $66,340 thousand, respectively.  There were no unrealized losses on a single security that exceeded 0.04% of the market value of the fixed maturity securities at September 30, 2010.  In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector.  The $9,494 thousand of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were generally comprised of highly rated foreign government and domestic and foreign corporate securities.  Of these unrealized losses, $8,605 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating organization.  The $56,846 thousand of unrealized losses related to fixed maturity and equity securities in an unrealized loss position for more than one year related primarily to highly rated domestic and foreign corporate, mortgage-backed, foreign government and municipal securities.  Of these unrealized losses, $38,103 thousand related to securities that were rated investment grade by at least one nationally recognized statistical rating organization.  The non-investment grade securities with unrealized losses were mainly comprised of corporate and commercial mortgage-backed securities.  The gross unrealized depreciation greater than 12 months for mortgage-backed securities included $1,027 thousand related to sub-prime and alt-A loans.  In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations.  The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments.  Unrealized losses have decreased since December 31, 2009, as a result of improved conditions in the overall financial market resulting from increased liquidity and lower interest rates.

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

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position at December 31, 2009 were $3,098,976 thousand and $165,560 thousand, respectively.  There were no unrealized losses on a single security that exceeded 0.07% of the market value of the fixed maturity securities at December 31, 2009.  In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector.  The $20,846 thousand of unrealized losses related to fixed maturity and equity securities that have been in an unrealized loss position for less than one year were generally comprised of highly rated government, corporate and mortgage-backed securities.  Of these unrealized losses, $20,653 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating organization.  The $144,714 thousand of unrealized losses related to fixed maturity securities in an unrealized loss position for more than one year related primarily to highly rated government, municipal, corporate and mortgage-backed securities.  Of these unrealized losses, $111,340 thousand related to securities that were rated investment grade by at least one nationally recognized statistical rating organization.  The non-investment grade securities with unrealized losses are mainly comprised of corporate and commercial mortgage-backed securities.  The gross unrealized depreciation greater than 12 months for mortgage-backed securities included $3,676 thousand related to sub-prime and alt-A loans.  In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations.  The mortgage-backed securities still had excess credit coverage and were current on interest and principal payments.

The components of net investment income are presented in the table below for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2010	2009	2010	2009
Fixed maturity securities	$143,801	$145,408	$438,017	$434,363
Equity securities	2,763	757	8,142	2,183
Short-term investments and cash	364	629	(26)	5,872
Other invested assets
Limited partnerships	(1,108)	23,452	30,401	(29,227)
Other	183	(1,332)	885	(297)
Total gross investment income	146,003	168,914	477,419	412,894
Interest debited (credited) and other expense	(4,635)	(3,527)	(8,821)	(11,544)
Total net investment income	$141,368	$165,387	$468,598	$401,350

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

The Company had contractual commitments to invest up to an additional $190,064 thousand in limited partnerships at September 30, 2010.  These commitments will be funded when called in accordance with the partnership agreements, which have investment periods that expire, unless extended, through 2014.

The components of net realized capital gains (losses) are presented in the table below for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2010	2009	2010	2009
Fixed maturity securities, market value:
Other-than-temporary impairments	$(2,892)	$-	$(2,892)	$(13,210)
Gains (losses) from sales	(2,410)	(7,363)	48,347	(43,644)
Fixed maturity securities, fair value:
Gains (losses) from sales	480	172	753	401
Gains (losses) from fair value adjustments	3,296	5,837	3,778	7,805
Equity securities, market value:
Gains (losses) from sales	-	8,040	111	8,087
Equity securities, fair value:
Gains (losses) from sales	951	1,298	(48)	6,480
Gains (losses) from fair value adjustments	38,872	23,075	19,264	23,448
Short-term investments gains (losses)	(2)	4	7	21
Total net realized capital gains (losses)	$38,295	$31,063	$69,320	$(10,612)

The Company recorded as net realized capital gains (losses) in the consolidated statements of operations and comprehensive income (loss) both fair value re-measurements and write-downs in the value of securities deemed to be impaired on an other-than-temporary basis as displayed in the table above.  The Company had no other-than-temporary impaired securities where the impairment had both a credit and non-credit component.

The proceeds and split between gross gains and losses, from sales of fixed maturity and equity securities, are presented in the table below for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2010	2009	2010	2009
Proceeds from sales of fixed maturity securities	$133,573	$113,973	$865,647	$251,633
Gross gains from sales	4,641	4,289	71,012	12,552
Gross losses from sales	(6,571)	(11,480)	(21,912)	(55,795)

Proceeds from sales of equity securities	$14,902	$34,376	$88,356	$47,691
Gross gains from sales	1,033	9,366	4,727	15,301
Gross losses from sales	(82)	(28)	(4,664)	(734)

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

The Company sold six equity index put option contracts, based on the Standard & Poor’s 500 (“S&P 500”) index, for total consideration, net of commissions, of $22,530 thousand.  At September 30, 2010, fair value for these equity index put option contracts was $69,666 thousand.  These equity index put option contracts each have a single exercise date, with maturities ranging from 12 to 30 years and strike prices ranging from $1,141.21 to $1,540.63.  No amounts will be payable under these equity index put option contracts if the S&P 500 index is at, or above, the strike prices on the exercise dates, which fall between June 2017 and March 2031.  If the S&P 500 index is lower than the strike price on the applicable exercise date, the amount due would vary proportionately with the percentage by which the index is below the strike price.  Based on historical index volatilities and trends and the September 30, 2010 S&P 500 index value, the Company estimates the probability that each equity index put option contract of the S&P 500 index falling below the strike price on the exercise date to be less than 45%.  The theoretical maximum payouts under the equity index put option contracts would occur if on each of the exercise dates the S&P 500 index value were zero.  At September 30, 2010, the present value of these theoretical maximum payouts using a 6% discount factor was $265,310 thousand.

The Company sold one equity index put option contract based on the FTSE 100 index for total consideration, net of commissions, of $6,706 thousand.  At September 30, 2010, fair value for this equity index put option contract was $7,485 thousand.  This equity index put option contract has an exercise date of July 2020 and a strike price of ₤5,989.75.  No amount will be payable under this equity index put option contract if the FTSE 100 index is at, or above, the strike price on the exercise date.  If the FTSE 100 index is lower than the strike price on the exercise date, the amount due will vary proportionately with the percentage by which the index is below the strike price.  Based on historical index volatilities and trends and the September 30, 2010 FTSE 100 index value, the Company estimates the probability that the equity index put option contract of the FTSE 100 index will fall below the strike price on the exercise date to be less than 36%.  The theoretical maximum payout under the equity index put option contract would occur if on the exercise date the FTSE 100 index value was zero.  At September 30, 2010, the present value of the theoretical maximum payout using a 6% discount factor and current exchange rate was $28,500 thousand.

The fair value of the equity index put options can be found in the Company’s consolidated balance sheets as follows:

(Dollars in thousands)
Derivatives not designated as	Location of fair value	At	At
hedging instruments	in balance sheets	September 30, 2010	December 31, 2009

Equity index put option contracts	Equity index put option liability	$77,150	$57,349
Total		$77,150	$57,349

The change in fair value of the equity index put option contracts can be found in the Company’s statement of operations and comprehensive income (loss) as follows:

(Dollars in thousands)		For the Three Months Ended		For the Nine Months Ended
Derivatives not designated as	Location of gain (loss) in statements of	September 30,		September 30,
hedging instruments	operations and comprehensive income (loss)	2010	2009	2010	2009

Equity index put option contracts	Net derivative gain (loss)	$(552)	$(2,118)	$(19,802)	$(470)
Total		$(552)	$(2,118)	$(19,802)	$(470)

The Company’s equity index put option contracts contain provisions that require collateralization of the fair value, as calculated by the counterparty, above a specified threshold, which is based on the Company’s financial strength ratings (Moody’s Investors Service, Inc.) and/or debt ratings (Standard & Poor’s Ratings Services). The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on September 30, 2010, was $77,150 thousand for which the Company had posted collateral with a market value of $53,052 thousand.  If on September 30, 2010, the Company’s ratings were such that the collateral threshold was zero, the Company would be required to post an additional $55,000 thousand, which is an approximation of the counterparties’ fair value calculation.

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

In limited instances where prices are not provided by pricing services or in rare instances when a manager may not agree with the pricing service, price quotes on a non-binding basis are obtained from investment brokers.  The investment asset managers do not make any changes to prices received from either the pricing services or the investment brokers.  In addition, the investment asset managers have procedures in place to review the reasonableness of the prices from the service providers and may request verification of the prices.  In addition, the Company tests the prices on a random basis to an independent pricing source.  In limited situations, where financial markets are inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value.  The Company made no such adjustments at September 30, 2010.

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

The Company sold seven equity index put option contracts which meet the definition of a derivative.  The Company’s position in these contracts is unhedged.  The Company records the change in fair value of equity index put option contracts in its consolidated statements of operations and comprehensive income (loss).

The fair value was calculated using an industry accepted option pricing model, Black-Scholes, which used the following assumptions:

	At September 30, 2010
		Contract
	Contracts	based on
	based on	FTSE 100
	S & P 500 Index	Index
Equity index	1,141.2	5,548.6
Interest rate	2.92% to 4.58%	3.86%
Time to maturity	6.7 to 20.5 yrs	9.8 yrs
Volatility	22.5% to 24.7%	25.8%

The following table presents the fair value measurement levels for all assets and liabilities, which the Company has recorded at fair value (fair and market value) as of the period indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	September 30, 2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$417,130	$-	$417,130	$-
Obligations of U.S. States and political subdivisions	3,622,053	-	3,622,053	-
Corporate securities	3,124,304	-	3,114,316	9,988
Asset-backed securities	260,563	-	260,034	529
Mortgage-backed securities
Commercial	480,352	-	480,352	-
Agency residential	2,277,731	-	2,277,731	-
Non-agency residential	120,200	-	118,657	1,543
Foreign government securities	1,638,255	-	1,638,255	-
Foreign corporate securities	1,629,229	-	1,629,229	-
Total fixed maturities, market value	13,569,817	-	13,557,757	12,060

Fixed maturities, fair value	116,376	-	116,376	-
Equity securities, market value	17,218	17,218	-	-
Equity securities, fair value	415,944	415,944	-	-

Liabilities:
Equity index put option contracts	$77,150	$-	$-	$77,150

There were no significant transfers between Level 1 and Level 2 for the nine months ended September 30, 2010.

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

The following tables present the activity under Level 3, fair value measurements using significant unobservable inputs by asset type, for the periods indicated:

	By Asset
	Three Months Ended September 30, 2010				Nine Months Ended September 30, 2010
	Corporate	Asset-backed	Non-agency		Corporate	Asset-backed	Non-agency
(Dollars in thousands)	Securities	Securities	RMBS	Total	Securities	Securities	RMBS	Total
Beginning balance	$9,950	$6,562	$1,508	18,020	$9,900	$6,268	$1,394	$17,563
Total gains or (losses) (realized/unrealized)
Included in earnings (or changes in net assets)	-	(258)	113	(145)	(2)	(258)	273	13
Included in other comprehensive income (loss)	38	1,628	84	1,750	90	1,672	268	2,030
Purchases, issuances and settlements	-	(7,413)	(162)	(7,575)	-	(7,154)	(392)	(7,546)
Transfers in and/or (out) of Level 3	-	10	-	10	-	-	-	-
Ending balance	$9,988	$529	$1,543	$12,060	$9,988	$529	$1,543	$12,060

The amount of total gains or losses for the period included
in earnings (or changes in net assets) attributable to the
change in unrealized gains or losses relating to assets
still held at the reporting date	$-	$-	$-	$-	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

	By Asset
	Three Months Ended September 30, 2009					Nine Months Ended September 30, 2009
	Corporate	Asset-backed	Non-agency			Corporate	Asset-backed	Non-agency
(Dollars in thousands)	Securities	Securities	RMBS	CMBS	Total	Securities	Securities	RMBS	CMBS	Total
Beginning balance	$8,901	$5,124	$1,449	$-	$15,474	$22,693	$3,409	$1,757	$265,748	$293,607
Total gains or (losses) (realized/unrealized)
Included in earnings (or changes in net assets)	-	-	174	-	174	(1)	-	34	-	33
Included in other comprehensive income (loss)	900	479	157	-	1,536	(199)	1,826	285	-	1,912
Purchases, issuances and settlements	-	-	(298)	-	(298)	-	-	(594)	-	(594)
Transfers in and/or (out) of Level 3	(1)	(149)	-	-	(150)	(12,693)	219	-	(265,748)	(278,222)
Ending balance	$9,800	$5,454	$1,482	$-	$16,736	$9,800	$5,454	$1,482	$-	$16,736

The amount of total gains or losses for the period included
in earnings (or changes in net assets) attributable to the
change in unrealized gains or losses relating to assets
still held at the reporting date	$-	$-	$-	$-	$-	$-	$(73)	$(743)	$-	$(816)

(Some amounts may not reconcile due to rounding.)

The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs for equity index put option contracts, for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2010	2009	2010	2009
Liabilities:
Balance, beginning of period	$76,599	$58,905	$57,349	$60,552
Total (gains) or losses (realized/unrealized)
Included in earnings (or changes in net assets)	552	2,118	19,802	470
Included in other comprehensive income (loss)	-	-	-	-
Purchases, issuances and settlements	-	-	-	-
Transfers in and/or (out) of Level 3	-	-	-	-
Balance, end of period	$77,150	$61,022	$77,150	$61,022

The amount of total gains or losses for the period included in earnings
(or changes in net assets) attributable to the change in unrealized
gains or losses relating to liabilities still held at the reporting date	$-	$-	$-	$-

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

7.  EARNINGS PER COMMON SHARE

Net income (loss) per common share has been computed as per below, based upon weighted average common basic and dilutive shares outstanding.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars and shares in thousands, except per share amounts)	2010	2009	2010	2009
Net income (loss) per share:
Numerator
Net income (loss)	$174,200	$228,618	$308,221	$609,762
Less: dividends declared-common shares and nonvested common shares	(26,574)	(29,100)	(82,413)	(88,189)
Undistributed earnings	147,627	199,518	225,808	521,574
Percentage allocated to common shareholders (1)	99.5%	99.6%	99.5%	99.7%
	146,841	198,756	224,717	519,764
Add: dividends declared-common shareholders	26,430	28,989	81,983	87,860
Numerator for basic and diluted earnings per common share	$173,272	$227,745	$306,700	$607,624

Denominator
Denominator for basic earnings per weighted-average common shares	55,526	60,495	57,369	60,966
Effect of dilutive securities:
Options	137	225	148	164
Denominator for diluted earnings per adjusted weighted-average common shares	55,662	60,720	57,516	61,130

Per common share net income (loss)
Basic	$3.12	$3.76	$5.35	$9.97
Diluted	$3.11	$3.75	$5.33	$9.94

(1) Basic weighted-average common shares outstanding	55,526	60,495	57,369	60,966
Basic weighted-average common shares outstanding and nonvested common shares expected to vest	55,823	60,727	57,647	61,178
Percentage allocated to common shareholders	99.5%	99.6%	99.5%	99.7%

(Some amounts may not reconcile due to rounding.)
The table below presents the options to purchase common shares that were outstanding, but were not included in the computation of earnings per diluted share as they were anti-dilutive, for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Anti-dilutive options	1,902,690	1,587,400	1,902,690	1,844,710

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

In 1993 and prior, the Company had a business arrangement with The Prudential Insurance Company of America (“The Prudential”) wherein, for a fee, the Company accepted settled claim payment obligations of certain property and casualty insurers, and, concurrently, became the owner of the annuity or assignee of the annuity proceeds funded by the property and casualty insurers specifically to fulfill these fully settled obligations.  In these circumstances, the Company would be liable if The Prudential, which has an A+ (Superior) financial strength rating from A.M. Best Company (“A.M. Best”), was unable to make the annuity payments.  The table below presents the estimated cost to replace all such annuities for which the Company was contingently liable for the periods indicated:

(Dollars in thousands)	At September 30, 2010	At December 31, 2009
	$150,614	$152,340

Prior to its 1995 initial public offering, the Company purchased annuities from an unaffiliated life insurance company with an A+ (Superior) financial strength rating from A.M. Best to settle certain claim liabilities of the company.  Should the life insurance company become unable to make the annuity payments, the Company would be liable for those claim liabilities.  The table below presents the estimated cost to replace all such annuities for which the Company was contingently liable for the periods indicated:

(Dollars in thousands)	At September 30, 2010	At December 31, 2009
	$26,030	$24,568

9.  OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the components of other comprehensive income (loss) in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2010	2009	2010	2009
Unrealized appreciation (depreciation) ("URA(D)") on
securities arising during the period
URA(D) of investments - temporary	$193,692	$418,164	$340,692	$677,587
URA(D) of investments - non-credit OTTI	2,269	14,288	8,354	28,746
Tax benefit (expense) from URA(D) arising during the period	(31,296)	(88,942)	(36,558)	(130,628)
Total URA(D) on securities arising during the period, net of tax	164,665	343,510	312,488	575,705

Foreign currency translation adjustments	33,422	37,992	(19,776)	115,385
Tax benefit (expense) from foreign currency translation	(5,784)	(5,671)	(6,425)	(11,648)
Net foreign currency translation adjustments	27,638	32,321	(26,201)	103,737

Pension adjustments	649	950	1,948	2,849
Tax benefit (expense) on pension	(227)	(332)	(682)	(564)
Net pension adjustments	422	617	1,266	2,285

Other comprehensive income (loss), net of tax	$192,725	$376,448	$287,553	$681,727

The following table presents the components of accumulated other comprehensive income (loss), net of tax, in the consolidated balance sheets for the periods indicated:

	At September 30,	At December 31,
(Dollars in thousands)	2010	2009
URA(D) on securities, net of deferred taxes
Temporary	$619,821	$314,648
Non-credit, OTTI	1,941	(5,374)
Total unrealized appreciation (depreciation) on investments, net of deferred taxes	621,762	309,274
Foreign currency translation adjustments, net of deferred taxes	(39,169)	(12,968)
Pension adjustments, net of deferred taxes	(23,002)	(24,268)
Accumulated other comprehensive income (loss)	$559,591	$272,038

10.  CREDIT FACILITIES

The Company has three credit facilities for a total commitment of up to $1,300,000 thousand, providing for the issuance of letters of credit and/or unsecured revolving credit lines. The following table presents the costs incurred in connection with the three credit facilities for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2010	2009	2010	2009
Credit facility fees incurred	$531	$451	$1,562	$1,413

The terms and outstanding amounts for each facility are discussed below:

Group Credit Facility

Effective July 27, 2007, Group, Everest Reinsurance (Bermuda), Ltd. (“Bermuda Re”) and Everest International Reinsurance, Ltd. (“Everest International”) entered into a five year, $850,000 thousand senior credit facility with a syndicate of lenders referred to as the “Group Credit Facility”.  Wachovia Bank, a subsidiary of Wells Fargo Corporation (“Wachovia Bank”) is the administrative agent for the Group Credit Facility, which consists of two tranches.  Tranche one provides up to $350,000 thousand of unsecured revolving credit for liquidity and general corporate purposes, and for the issuance of unsecured standby letters of credit.  The interest on the revolving loans shall, at the Company’s option, be either (1) the Base Rate (as defined below) or (2) an adjusted London Interbank Offered Rate (“LIBOR”) plus a margin.  The Base Rate is the higher of (a) the prime commercial lending rate established by Wachovia Bank or (b) the Federal Funds Rate plus 0.5% per annum. The amount of margin and the fees payable for the Group Credit Facility depends on Group’s senior unsecured debt rating.  Tranche two exclusively provides up to $500,000 thousand for the issuance of standby letters of credit on a collateralized basis.

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth.  Minimum net worth is an amount equal to the sum of $3,575,381 thousand plus 25% of consolidated net income for each of Group’s fiscal quarters, for which statements are available ending on or after January 1, 2007 and for which consolidated net income is positive, plus 25% of any increase in consolidated net worth during such period attributable to the issuance of ordinary and preferred shares, which at September 30, 2010, was $4,149,423 thousand.  As of September 30, 2010, the Company was in compliance with all Group Credit Facility covenants.

The following table summarizes the outstanding letters of credit and/or borrowings for the periods indicated:

(Dollars in thousands)		At September 30, 2010			At December 31, 2009
Bank		Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Wachovia Group Credit Facility	Tranche One	$350,000	$-		$350,000	$-
	Tranche Two	500,000	358,955	12/31/2010	500,000	386,548	12/31/2010
Total Wachovia Group Credit Facility		$850,000	$358,955		$850,000	$386,548

Holdings Credit Facility

Effective August 23, 2006, Holdings entered into a five year, $150,000 thousand senior revolving credit facility with a syndicate of lenders referred to as the “Holdings Credit Facility”.  Citibank N.A. is the administrative agent for the Holdings Credit Facility.  The Holdings Credit Facility may be used for liquidity and general corporate purposes.  The Holdings Credit Facility provides for the borrowing of up to $150,000 thousand with interest at a rate selected by Holdings equal to either, (1) the Base Rate (as defined below) or (2) a periodic fixed rate equal to the Eurodollar Rate plus an applicable margin.  The Base Rate means a fluctuating interest rate per annum in effect from time to time to be equal to the higher of (a) the rate of interest publicly announced by Citibank as its prime rate or (b) 0.5% per annum above the Federal Funds Rate, in each case plus the applicable margin.  The amount of margin and the fees payable for the Holdings Credit Facility depends upon Holdings’ senior unsecured debt rating.

The Holdings Credit Facility requires Holdings to maintain a debt to capital ratio of not greater than 0.35 to 1 and Everest Reinsurance Company (“Everest Re”) to maintain its statutory surplus at $1,500,000 thousand plus 25% of future aggregate net income and 25% of future aggregate capital contributions after December 31, 2005, which at September 30, 2010, was $1,970,322 thousand.  As of September 30, 2010, Holdings was in compliance with all Holdings Credit Facility covenants.

The following table summarizes outstanding letters of credit and/or borrowings for the periods indicated:

(Dollars in thousands)	At September 30, 2010				At December 31, 2009
Bank	Commitment	In Use	Date of Loan	Maturity/Expiry Date	Commitment	In Use	Date of Loan	Maturity/Expiry Date
Citibank Holdings Credit Facility	$150,000	$50,000	9/01/2010	10/01/2010	$150,000	$-
		20,000	9/13/2010	10/13/2010		-
		13,000	9/15/2010	10/15/2010		-
Total revolving credit borrowings		83,000				-
Total letters of credit		16,951		12/31/2010		27,959		12/31/2010

Total Citibank Holdings Credit Facility	$150,000	$99,951			$150,000	$27,959

Bermuda Re Letter of Credit Facility

Bermuda Re has a $300,000 thousand letter of credit issuance facility with Citibank N.A. referred to as the “Bermuda Re Letter of Credit Facility”, which commitment is reconfirmed annually.  The Bermuda Re Letter of Credit Facility provides for the issuance of up to $300,000 thousand of secured letters of credit to collateralize reinsurance obligations as a non-admitted reinsurer.  The interest on drawn letters of credit shall be (A) 0.20% per annum of the principal amount of issued standard letters of credit (expiry of 15 months or less) and (B) 0.25% per annum of the principal amount of issued extended tenor letters of credit (expiry maximum of up to 60 months).  The commitment fee on undrawn credit shall be 0.10% per annum.

The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in thousands)	At September 30, 2010			At December 31, 2009
Bank	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Citibank Bilateral Letter of Credit Agreement	$300,000	$2,291	11/24/2010	$300,000	$2,291	11/24/2010
		63,255	12/31/2010		74,744	12/31/2010
		36,191	1/31/2011		37,735	1/31/2011
		310	6/15/2011		-	-
		24,392	6/30/2014		25,432	6/30/2013
		29,253	12/31/2013		37,089	12/31/2013
		11,494	9/30/2014		11,984	9/30/2014
		28,674	12/31/2014		29,896	12/31/2014
Total Citibank Bilateral Agreement	$300,000	$195,860		$300,000	$219,171

11.  TRUST AGREEMENTS

Certain subsidiaries of Group, principally Bermuda Re, a Bermuda insurance company and direct subsidiary of Group, have established trust agreements, which effectively use the Company’s investments as collateral, as security for assumed losses payable to certain non-affiliated ceding companies.  At September 30, 2010, the total amount on deposit in trust accounts was $100,562 thousand.

12.  SENIOR NOTES

Holdings has completed multiple public offerings.  The table below displays Holdings’ outstanding senior notes.  Market value is based on quoted market prices.

				September 30, 2010		December 31, 2009
				Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Date Due	Principal Amounts	Sheet Amount	Market Value	Sheet Amount	Market Value
5.40% Senior notes	10/12/2004	10/15/2014	$250,000	$249,801	$270,000	$249,769	$256,100
8.75% Senior notes (matured and paid on March 15, 2010)	03/14/2000	03/15/2010	$200,000	$-	$-	$199,970	$200,000

Interest expense incurred in connection with these senior notes is as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2010	2009	2010	2009
Interest expense incurred	$3,386	$7,798	$13,833	$23,391

13.  LONG TERM SUBORDINATED NOTES

The table below displays Holdings’ outstanding fixed to floating rate long term subordinated notes.  Market value is based on quoted market prices.

			Maturity Date		September 30, 2010		December 31, 2009
		Original			Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Principal Amount	Scheduled	Final	Sheet Amount	Market Value	Sheet Amount	Market Value
6.6% Long term subordinated notes	04/26/2007	$400,000	05/15/2037	05/01/2067	$238,350	$220,072	$238,348	$176,534

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

On March 19, 2009, Group announced the commencement of a cash tender offer for any and all of the 6.60% fixed to floating rate long term subordinated notes.  Upon expiration of the tender offer, the Company had reduced its outstanding debt by $161,441 thousand, which resulted in a pre-tax gain on debt repurchase of $78,271 thousand.

Interest expense incurred in connection with these long term subordinated notes is as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2010	2009	2010	2009
Interest expense incurred	$3,937	$3,937	$11,811	$14,385

14.  JUNIOR SUBORDINATED DEBT SECURITIES PAYABLE

The following table displays Holdings’ outstanding junior subordinated debt securities due to Everest Re Capital Trust II (“Capital Trust II”), a wholly-owned finance subsidiary of Holdings.  Fair value is primarily based on the quoted market price of the related trust preferred securities.

				September 30, 2010		December 31, 2009
				Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Date Due	Amount Issued	Sheet Amount	Fair Value	Sheet Amount	Fair Value
6.20% Junior subordinated debt securities	03/29/2004	03/29/2034	$329,897	$329,897	$319,913	$329,897	$272,553

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

Interest expense incurred in connection with these junior subordinated debt securities is as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2010	2009	2010	2009
Interest expense incurred	$5,113	$5,113	$15,340	$15,340

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

There are certain regulatory and contractual restrictions on the ability of Holdings’ operating subsidiaries to transfer funds to Holdings in the form of cash dividends, loans or advances.  The insurance laws of the State of Delaware, where Holdings’ direct insurance subsidiaries are domiciled, require regulatory approval before those subsidiaries can pay dividends or make loans or advances to Holdings that exceed certain statutory thresholds.  In addition, the terms of Holdings Credit Facility (discussed in Note 10) require Everest Re, Holdings’ principal insurance subsidiary, to maintain a certain statutory surplus level as measured at the end of each fiscal year.  At December 31, 2009, $2,351,990 thousand of the $3,271,079 thousand in net assets of Holdings’ consolidated subsidiaries were subject to the foregoing regulatory restrictions.

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

The following tables present the underwriting results for the operating segments for the periods indicated:

	Three Months Ended		Nine Months Ended
U.S. Reinsurance	September 30,		September 30,
(Dollars in thousands)	2010	2009	2010	2009
Gross written premiums	$372,358	$345,567	$884,581	$876,049
Net written premiums	372,579	346,306	885,404	873,112

Premiums earned	$289,472	$276,696	$813,098	$835,744
Incurred losses and LAE	158,655	120,980	458,658	417,670
Commission and brokerage	70,586	53,847	198,966	189,259
Other underwriting expenses	8,933	9,665	26,116	25,250
Underwriting gain (loss)	$51,298	$92,204	$129,358	$203,565

	Three Months Ended		Nine Months Ended
U.S. Insurance	September 30,		September 30,
(Dollars in thousands)	2010	2009	2010	2009
Gross written premiums	$211,632	$230,491	$644,810	$648,719
Net written premiums	138,426	160,499	456,943	511,994

Premiums earned	$155,770	$168,402	$472,916	$503,039
Incurred losses and LAE	125,222	130,784	355,874	367,131
Commission and brokerage	29,404	34,591	90,486	99,290
Other underwriting expenses	19,479	19,982	52,335	56,415
Underwriting gain (loss)	$(18,335)	$(16,955)	$(25,779)	$(19,797)

	Three Months Ended		Nine Months Ended
Specialty Underwriting	September 30,		September 30,
(Dollars in thousands)	2010	2009	2010	2009
Gross written premiums	$65,929	$67,615	$197,671	$183,726
Net written premiums	64,827	66,909	194,407	180,622

Premiums earned	$66,843	$66,839	$203,081	$184,889
Incurred losses and LAE	46,755	48,153	154,928	130,869
Commission and brokerage	16,284	19,340	49,882	52,835
Other underwriting expenses	2,143	2,383	6,501	6,227
Underwriting gain (loss)	$1,661	$(3,037)	$(8,230)	$(5,042)

	Three Months Ended		Nine Months Ended
International	September 30,		September 30,
(Dollars in thousands)	2010	2009	2010	2009
Gross written premiums	$323,741	$272,603	$906,089	$797,606
Net written premiums	319,405	270,891	901,677	794,520

Premiums earned	$301,267	$262,215	$869,831	$771,070
Incurred losses and LAE	223,360	165,370	875,077	454,249
Commission and brokerage	78,574	68,341	221,355	197,643
Other underwriting expenses	6,675	6,159	20,363	16,463
Underwriting gain (loss)	$(7,342)	$22,345	$(246,964)	$102,715

	Three Months Ended		Nine Months Ended
Bermuda	September 30,		September 30,
(Dollars in thousands)	2010	2009	2010	2009
Gross written premiums	$189,931	$212,564	$564,968	$594,346
Net written premiums	189,988	212,649	565,017	594,498

Premiums earned	$183,913	$201,228	$555,540	$569,836
Incurred losses and LAE	120,795	121,960	381,054	354,018
Commission and brokerage	42,625	53,138	125,939	145,482
Other underwriting expenses	7,107	6,315	19,713	17,474
Underwriting gain (loss)	$13,386	$19,815	$28,834	$52,862

The following table reconciles the underwriting results for the operating segments to income before taxes as reported in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2010	2009	2010	2009
Underwriting gain (loss)	$40,668	$114,372	$(122,781)	$334,303
Net investment income	141,368	165,387	468,598	401,350
Net realized capital gains (losses)	38,295	31,063	69,320	(10,612)
Realized gain on debt repurchase	-	-	-	78,271
Net derivative gain (loss)	(552)	(2,118)	(19,802)	(470)
Corporate expenses	(3,917)	(4,433)	(12,379)	(12,580)
Interest, fee and bond issue cost amortization expense	(13,138)	(17,376)	(42,796)	(54,634)
Other income (expense)	1,714	(13,204)	14,851	(15,995)
Income (loss) before taxes	$204,438	$273,691	$355,011	$719,633

The Company produces business in the U.S., Bermuda and internationally.  The net income deriving from and assets residing in the individual foreign countries in which the Company writes business are not identifiable in the Company’s financial records.  Based on gross written premium, the table below presents the largest country, other than the U.S., in which the Company writes business, for the periods indicated:

	Three Months Ended	Nine Months Ended
(Dollars in thousands)	September 30, 2010	September 30, 2010
United Kingdom	$157,199	$397,117

No other country represented more than 5% of the Company’s revenues.

16.  SHARE-BASED COMPENSATION PLANS

There were no share-based compensation awards granted for the three months ended September 30, 2010.

17.  RETIREMENT BENEFITS

The Company maintains both qualified and non-qualified defined benefit pension plans and a retiree health plan for its U.S. employees employed prior to April 1, 2010.

Net periodic benefit cost for U.S. employees included the following components for the periods indicated:

Pension Benefits	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2010	2009	2010	2009
Service cost	$1,736	$1,504	$5,208	$4,511
Interest cost	1,763	1,597	5,289	4,789
Expected return on plan assets	(1,993)	(1,537)	(5,978)	(4,609)
Amortization of prior service cost	12	12	37	37
Amortization of net (income) loss	617	915	1,850	2,747
ASC 715 settlement charge	-	1	2,241	805
Net periodic benefit cost	$2,135	$2,492	$8,647	$8,280

Other Benefits	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2010	2009	2010	2009
Service cost	$254	$226	$762	$677
Interest cost	213	195	637	585
Amortization of net (income) loss	20	22	61	65
Net periodic benefit cost	$487	$443	$1,460	$1,327

The Company contributions to the pension benefit plan were as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2010	2009	2010	2009
Company contributions	$-	$1,746	$-	$5,237

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

19.  INCOME TAXES

The Company uses a projected annual effective tax rate to calculate its quarterly tax expense in accordance with FASB guidance.  Under this methodology, when an interim quarter’s pre-tax income (loss) varies significantly from a full year’s income (loss) projection, the tax impact resulting from the income (loss) variance is effectively spread between the impacted quarter and the remaining quarters of the year, except for discrete items impacting an individual quarter.

In 2007, the Internal Revenue Service completed its examination of the Company’s consolidated U.S. tax returns for 2003 and 2004 and issued an examination report proposing various adjustments.  The Company submitted a formal protest including requests for affirmative adjustments and has been participating in the appeals process.  This appeal process may result in recognition of the Company’s related unrecognized tax benefits within the next 12 months, which will positively affect the Company’s results of operations in the period of recognition.

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

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	September 30,		Increase/	September 30,		Increase/
(Dollars in millions)	2010	2009	(Decrease)	2010	2009	(Decrease)
Gross written premiums	$1,163.6	$1,128.8	3.1%	$3,198.1	$3,100.4	3.2%
Net written premiums	1,085.2	1,057.3	2.6%	3,003.4	2,954.7	1.6%

REVENUES:
Premiums earned	$997.3	$975.4	2.2%	$2,914.5	$2,864.6	1.7%
Net investment income	141.4	165.4	-14.5%	468.6	401.4	16.8%
Net realized capital gains (losses)	38.3	31.1	23.3%	69.3	(10.6)	NM
Realized gain on debt repurchase	-	-	NA	-	78.3	NA
Net derivative gain (loss)	(0.6)	(2.1)	-74.0%	(19.8)	(0.5)	NM
Other income (expense)	1.7	(13.2)	-113.0%	14.9	(16.0)	-192.8%
Total revenues	1,178.1	1,156.5	1.9%	3,447.4	3,317.1	3.9%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	674.8	587.2	14.9%	2,225.6	1,723.9	29.1%
Commission, brokerage, taxes and fees	237.5	229.3	3.6%	686.6	684.5	0.3%
Other underwriting expenses	44.3	44.5	-0.4%	125.0	121.8	2.6%
Corporate expenses	3.9	4.4	-11.7%	12.4	12.6	-1.6%
Interest, fees and bond issue cost amortization expense	13.1	17.4	-24.4%	42.8	54.6	-21.7%
Total claims and expenses	973.7	882.8	10.3%	3,092.4	2,597.5	19.1%

INCOME (LOSS) BEFORE TAXES	204.4	273.7	-25.3%	355.0	719.6	-50.7%
Income tax expense (benefit)	30.2	45.1	-32.9%	46.8	109.9	-57.4%
NET INCOME (LOSS)	$174.2	$228.6	-23.8%	$308.2	$609.8	-49.5%

			Point			Point
RATIOS:			Change			Change
Loss ratio	67.7%	60.2%	7.5	76.4%	60.2%	16.2
Commission and brokerage ratio	23.8%	23.5%	0.3	23.6%	23.9%	(0.3)
Other underwriting expense ratio	4.4%	4.6%	(0.2)	4.2%	4.2%	-
Combined ratio	95.9%	88.3%	7.6	104.2%	88.3%	15.9

				At	At	Percentage
				September 30,	December 31,	Increase/
(Dollars in millions, except per share amounts)				2010	2009	(Decrease)
Balance sheet data:
Total investments and cash				$15,487.5	$14,918.8	3.8%
Total assets				18,549.9	18,001.3	3.0%
Loss and loss adjustment expense reserves				9,332.0	8,937.9	4.4%
Total debt				901.0	1,018.0	-11.5%
Total liabilities				12,268.3	11,899.6	3.1%
Shareholders' equity				6,281.6	6,101.7	2.9%
Book value per share				114.16	102.87

(NA, not applicable)
(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)

Revenues.
Premiums.  Gross written premiums increased by $34.8 million, or 3.1%, for the three months ended September 30, 2010, compared to the three months ended September 30, 2009, reflecting an increase of $53.6 million in our reinsurance business, partially offset by an $18.9 million decrease in our insurance business.  Gross written premiums increased by $97.7 million, or 3.2%, for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009, reflecting a $101.6 million increase in our reinsurance business, partially offset by a $3.9 million decrease in our insurance business.  The increase in reinsurance premiums were primarily the result of increased writings in our treaty property and international treaty lines of business.  The decrease in insurance premiums were primarily the result of loss of business on terminated programs, lower premiums on a few of the existing programs and lower audit premium accruals on the workers’ compensation line of business.

Net written premiums increased $28.0 million, or 2.6%, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009, and increased $48.7 million, or 1.6%, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.  The increase in net written premiums was less proportionately than the increase in gross written premiums as a result of increased reinsurance on the newer insurance program business as well as increased cessions on an existing insurance program.  Premiums earned increased $21.9 million, or 2.2%, for the three months ended September 30, 2010, compared to the three months ended September 30, 2009, and increased $49.9 million, or 1.7%, for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009.  The change in net premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period, whereas written premiums are recorded at the initiation of the coverage period.

Net Investment Income.  Net investment income decreased $24.0 million, or 14.5%, for the three months ended September 30, 2010, primarily as a result of net investment losses from our limited partnerships of $1.1 million compared to net investment gains of $23.5 million for the three months ended September 30, 2009.  In contrast, net investment income increased $67.2 million, or 16.8%, for the nine months ended September 30, 2010, primarily as a result of net investment gains from our limited partnerships of $30.4 million compared with net investment losses of $29.2 million for the comparable period in 2009.  Net pre-tax investment income, as a percentage of average invested assets, was 3.9% for the three months ended September 30, 2010, compared to 4.6% for the three months ended September 30, 2009 and up at 4.3% for the nine months ended September 30, 2010 compared to 3.7% for the nine months ended September 30, 2009.  The variances in these yields were primarily the result of fluctuations in our limited partnership income.

Net Realized Capital Gains (Losses).  Net realized capital gains were $38.3 million for the three months ended September 30, 2010 and were comprised of $42.2 million from gains in fair value re-measurements, which were partially offset by $2.9 million of other-than-temporary impairments and $1.0 million of net realized capital losses from sales on our fixed maturity and equity securities.  Net realized capital gains were $31.1 million for the three months ended September 30, 2009.  Of the $31.1 million, $28.9 million was from gains in fair value re-measurements and $2.3 million of net realized capital gains from sales on our fixed maturity and equity securities.

Net realized capital gains were $69.3 million for the nine months ended September 30, 2010.  Of the $69.3 million, $49.2 million was from net realized capital gains from sales on our fixed maturity and equity securities and $23.0 million of gains in fair value re-measurements, which were partially offset by $2.9 million of other-than-temporary impairments.  Net realized capital losses were $10.6 million for the nine months ended September 30, 2009 and were comprised of $28.6 million from net realized capital losses from the sale on our fixed maturity and equity securities and $13.2 million of other-than-temporary impairments, which were partially offset by $31.3 million of gains in fair value re-measurements.

Realized Gain on Debt Repurchase.  On March 19, 2009, we commenced a cash tender offer for any and all of the 6.60% fixed to floating rate long term subordinated notes due 2067.  Upon expiration of the tender offer, we had reduced our outstanding debt by $161.4 million, which resulted in a pre-tax gain on debt repurchase of $78.3 million.

Net Derivative Gain (Loss).  In 2005 and prior, we sold seven equity index put option contracts, which are outstanding.  These contracts meet the definition of a derivative in accordance with FASB guidance and as such, are fair valued each quarter with the change recorded as net derivative gain or loss in the consolidated statements of operations and comprehensive income (loss).  As a result of these adjustments in value, we recognized net derivative losses of $0.6 million and $19.8 million for the three and nine months ended September 30, 2010, respectively, and net derivative losses of $2.1 million and $0.5 million for the three and nine months ended September 30, 2009, respectively.  The change in the fair value of these equity index put option contracts is indicative of the change in the financial markets over the same periods.

Other Income (Expense).  We recorded other income of $1.7 million and $14.9 million for the three and nine months ended September 30, 2010, respectively, and other expense of $13.2 million and $16.0 million for the three and nine months ended September 30, 2009, respectively.  The changes were primarily the result of fluctuations in foreign currency exchange rates for the corresponding periods.

Claims and Expenses.
Incurred Losses and Loss Adjustment Expenses.  The following tables present our incurred losses and loss adjustment expenses (“LAE”) for the periods indicated.

	Three Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2010
Attritional (a)	$605.9	60.8%		$(20.8)	-2.1%		$585.1	58.7%
Catastrophes (b)	91.6	9.2%		(2.0)	-0.2%		89.7	9.0%
A&E	-	0.0%		-	0.0%		-	0.0%
Total	$697.5	69.9%		$(22.8)	-2.3%		$674.8	67.7%

2009
Attritional (a)	$554.0	56.8%		$8.7	0.9%		$562.7	57.7%
Catastrophes	20.1	2.1%		4.5	0.5%		24.5	2.5%
A&E	-	0.0%		-	0.0%		-	0.0%
Total	$574.1	58.9%		$13.2	1.3%		$587.2	60.2%

Variance 2010/2009
Attritional (a)	$51.9	4.0	pts	$(29.5)	(3.0)	pts	$22.4	1.0	pts
Catastrophes	71.5	7.1	pts	(6.5)	(0.7)	pts	65.2	6.5	pts
A&E	-	-	pts	-	-	pts	-	-	pts
Total	$123.4	11.0	pts	$(36.0)	(3.6)	pts	$87.6	7.5	pts

	Nine Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2010
Attritional (a)	$1,741.6	59.8%		$(29.8)	-1.0%		$1,711.8	58.7%
Catastrophes (b)	527.1	18.1%		(13.3)	-0.5%		513.8	17.6%
A&E	-	0.0%		-	0.0%		-	0.0%
Total	$2,268.7	77.8%		$(43.1)	-1.5%		$2,225.6	76.4%

2009
Attritional (a)	$1,625.4	56.7%		$32.6	1.1%		$1,658.0	57.9%
Catastrophes	56.0	2.0%		9.9	0.4%		65.9	2.3%
A&E	-	0.0%		-	0.0%		-	0.0%
Total	$1,681.3	58.7%		$42.6	1.5%		$1,723.9	60.2%

Variance 2010/2009
Attritional (a)	$116.2	3.1	pts	$(62.4)	(2.1)	pts	$53.8	0.8	pts
Catastrophes	471.1	16.1	pts	(23.2)	(0.9)	pts	447.9	15.3	pts
A&E	-	-	pts	-	-	pts	-	-	pts
Total	$587.4	19.1	pts	$(85.7)	(3.0)	pts	$501.7	16.2	pts

(a) Attritional losses exclude catastrophe and Asbestos and Environmental ("A&E").
(b) Effective with the 2010 reporting period, a catastrophe is a property event with expected reported losses of at least $10.0 million.
All prior periods reflect a catastrophe as a property event with expected reported losses of at least $5.0 million.
(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by $87.6 million, or 14.9%, for the three months ended September 30, 2010 compared to the same period in 2009.  Of the $87.6 million increase, current year catastrophe losses increased $71.5 million, or 7.1 points, period over period, primarily due to the New Zealand earthquake and the Canadian hailstorm.

Incurred losses and LAE increased by $501.7 million, or 29.1%, for the nine months ended September 30, 2010 compared to the same period in 2009.  Of the $501.7 million increase, current year catastrophe losses increased $471.1 million, or 16.1 points, period over period, primarily due to the Chilean earthquake, New Zealand earthquake, Australian hailstorms and the Canadian hailstorm.

Commission, Brokerage, Taxes and Fees.  Commission, brokerage, taxes and fees increased by $8.2 million, or 3.6%, for the three months ended September 30, 2010 compared to the same period in 2009, and by $2.1 million, or 0.3%, for the nine months ended September 30, 2010 compared to the same period in 2009.  These increases were primarily the result of the changes in the mix of business and the increase in premiums earned.

Other Underwriting Expenses.  Other underwriting expenses were $44.3 million and $44.5 million for the three months ended September 30, 2010 and 2009, respectively, and $125.0 million and $121.8 million for the nine months ended September 30, 2010 and 2009, respectively.

Corporate Expenses.  Corporate expenses, which are expenses that are not allocated to segments, were $3.9 million and $4.4 million for the three months ended September 30, 2010 and 2009, respectively, and $12.4 million and $12.6 million for the nine months ended September 30, 2010 and 2009, respectively.  These expenses were previously included as underwriting expenses and therefore included in the other underwriting expense ratio.  Effective January 1, 2010, these expenses were removed from the calculation of the other underwriting expense ratio and prior periods were recalculated to conform.

Interest, Fees and Bond Issue Cost Amortization Expense.  Interest, fees and other bond amortization expense was $13.1 million and $17.4 million for the three months ended September 30, 2010 and 2009, respectively, and $42.8 million and $54.6 million for the nine months ended September 30, 2010 and 2009, respectively.  These decreases were primarily due to the combination of the repurchase of debt in March 2009 and the maturing of debt in 2010.

Income Tax Expense (Benefit).  We had income tax expense of $30.2 million and $46.8 million for the three and nine months ended September 30, 2010, respectively, and $45.1 million and $109.9 million for the three and nine months ended September 30, 2009, respectively.  Our income tax is primarily a function of the statutory tax rates and corresponding pre-tax income in the jurisdictions where we operate, coupled with the impact from tax-preferenced investment income.  Variations in our effective tax rate generally result from changes in the relative levels of pre-tax income among jurisdictions with different tax rates.

Net Income (Loss).
Our net income was $174.2 million and $228.6 million for the three months ended September 30, 2010 and 2009, respectively, and $308.2 million and $609.8 million for the nine months ended September 30, 2010 and 2009, respectively.  These decreases were primarily driven by a few large catastrophe losses in 2010 compared to no similar catastrophe events in 2009 in addition to the other components discussed above.

Ratios.
Our combined ratio increased by 7.6 points to 95.9% for the three months ended September 30, 2010 compared to 88.3% for the three months ended September 30, 2009, and increased by 15.9 points to 104.2% for the nine months ended September 30, 2010 compared to 88.3% for the nine months ended September 30, 2009.  The loss ratio component increased 7.5 points and 16.2 points for the three and nine months ended September 30, 2010, respectively, over the same period last year, principally due to the increase in current year catastrophe losses as a result of the Chilean earthquake, New Zealand earthquake, Australian hailstorms and the Canadian hailstorm.   Both the other underwriting expense ratio component and the commission and brokerage ratio component remained relatively flat over the same periods last year.

Shareholders’ Equity.
Shareholders’ equity increased by $179.9 million to $6,281.6 million at September 30, 2010 from $6,101.7 million at December 31, 2009, principally as a result of $312.5 million of unrealized appreciation, net of tax, on investments, $308.2 million of net income and share-based compensation transactions of $13.4 million, partially offset by repurchases of 4.5 million common shares for $346.8 million, $82.4 million of shareholder dividends and $26.2 million of foreign currency translation adjustments.

Consolidated Investment Results

Net Investment Income.
Net investment income decreased by 14.5% to $141.4 million for the three months ended September 30, 2010 compared to $165.4 million for the three months ended September 30, 2009 and increased by 16.8% to $468.6 million for the nine months ended September 30, 2010 from $401.4 million for the nine months ended September 30, 2009.  The variances for the three and nine months, period over period, were primarily due to the changes in reported gains and losses from our limited partnership investments.  The losses for the nine months of 2009 included the results of 2008 fourth quarter losses from those limited partnerships that invested in non-public securities and were on a quarter reporting lag.

The following table shows the components of net investment income for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2010	2009	2010	2009
Fixed maturities	$143.8	$145.4	$438.0	$434.4
Equity securities	2.7	0.8	8.1	2.2
Short-term investments and cash	0.4	0.6	-	5.9
Other invested assets
Limited partnerships	(1.1)	23.5	30.4	(29.2)
Other	0.2	(1.3)	0.9	(0.3)
Total gross investment income	146.0	168.9	477.4	412.9
Interest debited (credited) and other expense	(4.6)	(3.5)	(8.8)	(11.5)
Total net investment income	$141.4	$165.4	$468.6	$401.4

(Some amounts may not reconcile due to rounding.)

The following tables show a comparison of various investment yields for the periods indicated.

	At	At
	September 30,	December 31,
	2010	2009
Imbedded pre-tax yield of cash and invested assets	4.1%	4.1%
Imbedded after-tax yield of cash and invested assets	3.7%	3.6%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Annualized pre-tax yield on average cash and invested assets	3.9%	4.6%	4.3%	3.7%
Annualized after-tax yield on average cash and invested assets	3.4%	4.2%	3.8%	3.4%

Net Realized Capital Gains (Losses).
The following table presents the composition of our net realized capital gains (losses) for the periods indicated.

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2010	2009	Variance	2010	2009	Variance
Gains (losses) from sales:
Fixed maturity securities, market value
Gains	$4.1	$4.0	$0.1	$70.2	$12.0	$58.2
Losses	(6.6)	(11.4)	4.8	(21.9)	(55.6)	33.7
Total	(2.5)	(7.4)	4.9	48.3	(43.6)	91.9

Fixed maturity securities, fair value
Gains	0.5	0.3	0.2	0.8	0.6	0.2
Losses	-	-	-	-	(0.1)	0.1
Total	0.5	0.2	0.3	0.8	0.4	0.4

Equity securities, market value
Gains	-	8.1	(8.1)	0.1	8.1	(8.0)
Losses	-	-	-	-	-	-
Total	-	8.1	(8.1)	0.1	8.1	(8.0)

Equity securities, fair value
Gains	1.0	1.3	(0.3)	4.6	7.2	(2.6)
Losses	(0.1)	-	(0.1)	(4.7)	(0.7)	(4.0)
Total	0.9	1.3	(0.4)	-	6.5	(6.5)

Total net realized capital gains (losses) from sales
Gains	5.6	13.8	(8.2)	75.7	27.9	47.8
Losses	(6.7)	(11.4)	4.7	(26.6)	(56.4)	29.8
Total	(1.0)	2.3	(3.4)	49.2	(28.6)	77.7

Other-than-temporary impairments:	(2.9)	-	(2.9)	(2.9)	(13.2)	10.3

Gains (losses) from fair value adjustments:
Fixed maturities, fair value	3.3	5.8	(2.5)	3.8	7.8	(4.0)
Equity securities, fair value	38.9	23.0	15.9	19.3	23.4	(4.1)
Total	42.2	28.9	13.3	23.0	31.3	(8.3)

Total net realized capital gains (losses)	$38.3	$31.1	$7.2	$69.3	$(10.6)	$79.9

(Some amounts may not reconcile due to rounding.)

Net realized capital gains were $38.3 million and $31.1 million for the three months ended September 30, 2010 and 2009, respectively.  We recorded $42.2 million and $28.9 million of gains due to fair value re-measurements on fixed maturity and equity securities, $2.9 million and $0.0 million of other-than-temporary impairments on fixed maturity securities and $1.0 million of net realized capital losses and $2.3 million of net realized capital gains from sales of fixed maturity and equity securities for the three months ended September 30, 2010 and 2009, respectively.

Net realized capital gains were $69.3 million and net realized capital losses were $10.6 million for the nine months ended September 30, 2010 and 2009, respectively.  We recorded $49.2 million of net realized capital gains and $28.6 million of net realized capital losses from sales of fixed maturity and equity securities, $23.0 million and $31.3 million of gains due to fair value re-measurements on fixed maturity and equity securities and $2.9 million and $13.2 million of other-than-temporary impairments on fixed maturity securities for the nine months ended September 30, 2010 and 2009, respectively.  The gains on the sales of fixed maturity securities were primarily the result of selling securities in foreign currencies, which will reduce our exposure to currency fluctuations in the future.

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

The following discusses the underwriting results for each of our segments for the periods indicated.

U.S. Reinsurance.
The following table presents the underwriting results and ratios for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2010	2009	Variance	% Change	2010	2009	Variance	% Change
Gross written premiums	$372.4	$345.6	$26.8	7.8%	$884.6	$876.0	$8.5	1.0%
Net written premiums	372.6	346.3	26.3	7.6%	885.4	873.1	12.3	1.4%

Premiums earned	$289.5	$276.7	$12.8	4.6%	$813.1	$835.7	$(22.6)	-2.7%
Incurred losses and LAE	158.7	121.0	37.7	31.1%	458.7	417.7	41.0	9.8%
Commission and brokerage	70.6	53.8	16.7	31.1%	199.0	189.3	9.7	5.1%
Other underwriting expenses	8.9	9.7	(0.7)	-7.6%	26.1	25.3	0.9	3.4%
Underwriting gain (loss)	$51.3	$92.2	$(40.9)	-44.4%	$129.4	$203.6	$(74.2)	-36.5%

				Point Chg				Point Chg
Loss ratio	54.8%	43.7%		11.1	56.4%	50.0%		6.4
Commission and brokerage ratio	24.4%	19.5%		4.9	24.5%	22.6%		1.9
Other underwriting expense ratio	3.1%	3.5%		(0.4)	3.2%	3.0%		0.2
Combined ratio	82.3%	66.7%		15.6	84.1%	75.6%		8.5

(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums increased by 7.8% to $372.4 million for the three months ended September 30, 2010 from $345.6 million for the three months ended September 30, 2009, primarily due to a $37.0 million (18.2%) increase in treaty property volume, partially offset by a $5.3 million (19.6%) decrease in the crop hail quota share treaties, $4.2 million (4.5%) decrease in U.S. treaty casualty volume and a $0.7 million (3.1%) decrease in facultative volume.  Net written premiums increased 7.6% to $372.6 million for the three months ended September 30, 2010 compared to $346.3 million for the three months ended September 30, 2009, in line with the increase in gross written premiums.  Premiums earned increased 4.6% to $289.5 million for the three months ended September 30, 2010 compared to $276.7 million for the three months ended September 30, 2009.  The change in premiums earned relative to net written premiums is the result of timing on proportional contracts where premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums increased by 1.0% to $884.6 million for the nine months ended September 30, 2010 from $876.0 million for the nine months ended September 30, 2009, primarily due to a $64.0 million (13.5%) increase in treaty property volume, partially offset by a $24.4 million (35.7%) decrease in the crop hail quota share treaties, a $17.6 million (24.6%) decrease in facultative volume and a $13.3 million (5.1%) decrease in U.S. treaty casualty volume.  Net written premiums increased 1.4% to $885.4 million for the nine months ended September 30, 2010 compared to $873.1 million for the nine months ended September 30, 2009.  Premiums earned decreased 2.7% to $813.1 million for the nine months ended September 30, 2010 compared to $835.7 million for the nine months ended September 30, 2009.  Variances for net written premiums and premiums earned for the nine months were driven by similar factors as those discussed above for the three months.

Incurred Losses and LAE. The following tables present the incurred losses and LAE for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2010
Attritional	$163.0	56.3%		$1.1	0.4%		$164.1	56.7%
Catastrophes	(4.9)	-1.7%		(0.6)	-0.2%		(5.5)	-1.9%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$158.1	54.6%		$0.6	0.2%		$158.7	54.8%

2009
Attritional	$134.7	48.7%		$(16.2)	-5.9%		$118.5	42.8%
Catastrophes	-	0.0%		2.5	0.9%		2.5	0.9%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$134.7	48.7%		$(13.8)	-5.0%		$121.0	43.7%

Variance 2010/2009
Attritional	$28.3	7.6	pts	$17.3	6.3	pts	$45.6	13.9	pts
Catastrophes	(4.9)	(1.7)	pts	(3.1)	(1.1)	pts	(8.0)	(2.8)	pts
A&E	-	-	pts	-	-	pts	-	-	pts
Total segment	$23.4	5.9	pts	$14.4	5.2	pts	$37.7	11.1	pts

	Nine Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2010
Attritional	$433.7	53.3%		$6.9	0.9%		$440.7	54.2%
Catastrophes	18.1	2.2%		(0.1)	0.0%		18.0	2.2%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$451.8	55.6%		$6.9	0.8%		$458.7	56.4%

2009
Attritional	$420.8	50.4%		$(3.7)	-0.4%		$417.1	49.9%
Catastrophes	-	0.0%		0.6	0.1%		0.6	0.1%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$420.8	50.4%		$(3.1)	-0.4%		$417.7	50.0%

Variance 2010/2009
Attritional	$12.9	2.9	pts	$10.6	1.3	pts	$23.6	4.3	pts
Catastrophes	18.1	2.2	pts	(0.7)	(0.1)	pts	17.4	2.1	pts
A&E	-	-	pts	-	-	pts	-	-	pts
Total segment	$31.0	5.2	pts	$10.0	1.2	pts	$41.0	6.4	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses were $37.7 million (11.1 points) higher at $158.7 million for the three months ended September 30, 2010 compared to $121.0 million for the three months ended September 30, 2009, primarily as a result of the $45.6 million increase in attritional losses due to the increase in current year treaty property expected loss ratios and a $17.3 million increase in prior year reserve development on treaty casualty business primarily due to favorable development in 2009, partially offset by an $8.0 million combined decrease in both current year and prior years catastrophe losses.

Incurred losses were $41.0 million (6.4 points) higher at $458.7 million for the nine months ended September 30, 2010 compared to $417.7 million for the nine months ended September 30, 2009, primarily as a result of the $23.6 million (4.3 points) increase in attritional losses, principally due to the increase in current year treaty property expected loss ratios, less favorable development on treaty casualty’s prior years losses and a $17.4 million (2.1 points) increase in catastrophe losses, due to the New Zealand earthquake and the Chilean earthquake.

Segment Expenses.  Commission and brokerage expenses increased by 31.1% to $70.6 million for the three months ended September 30, 2010 compared to $53.8 million for the three months ended September 30, 2009.  Commission and brokerage expenses increased by 5.1% to $199.0 million for the nine months ended September 30, 2010 compared to $189.3 million for the nine months ended September 30, 2009.  These increases were primarily due to an increase in commission on a large treaty property transaction and an increase in contingent commissions on treaty casualty business.

Segment other underwriting expenses for the three months ended September 30, 2010 decreased slightly to $8.9 million from $9.7 million for the three months ended September 30, 2009, and segment other underwriting expenses for the nine months ended September 30, 2010 increased slightly to $26.1 million from $25.3 million for the nine months ended September 30, 2009.

U.S. Insurance.
The following table presents the underwriting results and ratios for the U.S. Insurance segment for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2010	2009	Variance	% Change	2010	2009	Variance	% Change
Gross written premiums	$211.6	$230.5	$(18.9)	-8.2%	$644.8	$648.7	$(3.9)	-0.6%
Net written premiums	138.4	160.5	(22.1)	-13.8%	456.9	512.0	(55.1)	-10.8%

Premiums earned	$155.8	$168.4	$(12.6)	-7.5%	$472.9	$503.0	$(30.1)	-6.0%
Incurred losses and LAE	125.2	130.8	(5.6)	-4.3%	355.9	367.1	(11.3)	-3.1%
Commission and brokerage	29.4	34.6	(5.2)	-15.0%	90.5	99.3	(8.8)	-8.9%
Other underwriting expenses	19.5	20.0	(0.5)	-2.5%	52.3	56.4	(4.1)	-7.2%
Underwriting gain (loss)	$(18.3)	$(17.0)	$(1.4)	8.1%	$(25.8)	$(19.8)	$(6.0)	30.2%

				Point Chg				Point Chg
Loss ratio	80.4%	77.7%		2.7	75.3%	73.0%		2.3
Commission and brokerage ratio	18.9%	20.5%		(1.6)	19.1%	19.7%		(0.6)
Other underwriting expense ratio	12.5%	11.9%		0.6	11.1%	11.2%		(0.1)
Combined ratio	111.8%	110.1%		1.7	105.5%	103.9%		1.6

(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums decreased by 8.2% to $211.6 million for the three months ended September 30, 2010 compared to $230.5 million for the three months ended September 30, 2009, as we continue to adjust our book of business in response to changing market conditions.  Net written premiums decreased by a larger percentage than the decline in gross written premiums due to increased cessions on the newer business and one older program.  Ceded premiums generally relate to specific reinsurance purchased and fluctuate based upon the level of premiums written in the individual reinsured programs.  Premiums earned decreased 7.5% to $155.8 million for the three months ended September 30, 2010 compared to $168.4 million for the three months ended September 30, 2009.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums decreased by 0.6% to $644.8 million for the nine months ended September 30, 2010 compared to $648.7 million for the nine months ended September 30, 2009.  Net written premiums decreased by a larger percentage than the decline in gross written premiums due to increased cessions on some new programs and one older program.  Premiums earned decreased 6.0% to $472.9 million for the nine months ended September 30, 2010 compared to $503.0 million for the nine months ended September 30, 2009 due to timing as discussed above.

Incurred Losses and LAE. The following tables present the incurred losses and LAE for the U.S. Insurance segment for the periods indicated.

	Three Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2010
Attritional	$120.8	77.6%		$4.4	2.8%		$125.2	80.4%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
Total segment	$120.8	77.6%		$4.4	2.8%		$125.2	80.4%

2009
Attritional	$121.0	71.8%		$9.8	5.8%		$130.8	77.7%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
Total segment	$121.0	71.8%		$9.8	5.8%		$130.8	77.7%

Variance 2010/2009
Attritional	$(0.2)	5.8	pts	$(5.4)	(3.0)	pts	$(5.6)	2.7	pts
Catastrophes	-	-	pts	-	-	pts	-	-	pts
Total segment	$(0.2)	5.8	pts	$(5.4)	(3.0)	pts	$(5.6)	2.7	pts

	Nine Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2010
Attritional	$349.3	73.9%		$6.6	1.4%		$355.9	75.3%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
Total segment	$349.3	73.9%		$6.6	1.4%		$355.9	75.3%

2009
Attritional	$356.8	70.9%		$10.3	2.0%		$367.1	73.0%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
Total segment	$356.8	70.9%		$10.3	2.0%		$367.1	73.0%

Variance 2010/2009
Attritional	$(7.5)	3.0	pts	$(3.7)	(0.6)	pts	$(11.2)	2.3	pts
Catastrophes	-	-	pts	-	-	pts	-	-	pts
Total segment	$(7.5)	3.0	pts	$(3.7)	(0.6)	pts	$(11.2)	2.3	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased by 4.3% to $125.2 million for the three months ended September 30, 2010 compared to $130.8 million for the three months ended September 30, 2009.  The current year attritional loss decrease was due to a decrease in premiums earned, partially offset by an increase in the current year attritional losses for California workers’ compensation business.  In addition, prior years reserve development decreased period over period.

Incurred losses and LAE decreased by 3.1% to $355.9 million for the nine months ended September 30, 2010 compared to $367.1 million for the nine months ended September 30, 2009.  The decrease was due to similar factors as discussed for the three month comparison above.

Segment Expenses. Commission and brokerage decreased by 15.0% to $29.4 million for the three months ended September 30, 2010 compared to $34.6 million for the three months ended September 30, 2009.  Commission and brokerage decreased by 8.9% to $90.5 million for the nine months ended September 30, 2010 compared to $99.3 million for the nine months ended September 30, 2009.  These decreases were primarily the result of a decrease in net earned premiums in conjunction with the impact of additional reinsurance ceded and changes in the mix of business.

Segment other underwriting expenses for the three months ended September 30, 2010 decreased to $19.5 million compared to $20.0 million for the three months ended September 30, 2009.  Segment other underwriting expenses for the nine months ended September 30, 2010 decreased to $52.3 million compared to $56.4 million for the nine months ended September 30, 2009. These decreases were the result of management’s direct actions to reduce operating expenses.

Specialty Underwriting.
The following table presents the underwriting results and ratios for the Specialty Underwriting segment for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2010	2009	Variance	% Change	2010	2009	Variance	% Change
Gross written premiums	$65.9	$67.6	$(1.7)	-2.5%	$197.7	$183.7	$13.9	7.6%
Net written premiums	64.8	66.9	(2.1)	-3.1%	194.4	180.6	13.8	7.6%

Premiums earned	$66.8	$66.8	$-	0.0%	$203.1	$184.9	$18.2	9.8%
Incurred losses and LAE	46.8	48.2	(1.4)	-2.9%	154.9	130.9	24.1	18.4%
Commission and brokerage	16.3	19.3	(3.1)	-15.8%	49.9	52.8	(3.0)	-5.6%
Other underwriting expenses	2.1	2.4	(0.2)	-10.1%	6.5	6.2	0.3	4.4%
Underwriting gain (loss)	$1.7	$(3.0)	$4.7	-154.7%	$(8.2)	$(5.0)	$(3.2)	63.2%

				Point Chg				Point Chg
Loss ratio	69.9%	72.0%		(2.1)	76.3%	70.8%		5.5
Commission and brokerage ratio	24.4%	28.9%		(4.5)	24.6%	28.6%		(4.0)
Other underwriting expense ratio	3.2%	3.6%		(0.4)	3.2%	3.3%		(0.1)
Combined ratio	97.5%	104.5%		(7.0)	104.1%	102.7%		1.4

(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums decreased by 2.5% to $65.9 million for the three months ended September 30, 2010 compared to $67.6 million for the three months ended September 30, 2009, primarily due to a $6.5 million and $5.8 million decrease in marine and aviation business, respectively, partially offset by a $10.2 million increase in A&H business, attributable to travel reinsurance and medical stop loss business.  Net written premiums decreased 3.1% to $64.8 million for the three months ended September 30, 2010 compared to $66.9 million for the three months ended September 30, 2009, in line with the decrease in gross writings.  Premiums earned remained flat at $66.8 million for the three months ended September 30, 2010 and 2009.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums increased by 7.6% to $197.7 million for the nine months ended September 30, 2010 compared to $183.7 million for the nine months ended September 30, 2009, primarily due to an increase in A&H business, for travel reinsurance and medical stop loss business of $29.0 million, partially offset by a net decrease in marine and aviation business of $14.2 million.  Correspondingly, net written premiums increased 7.6% to $194.4 million for the nine months ended September 30, 2010 compared to $180.6 million for the nine months ended September 30, 2009.  Premiums earned increased 9.8% to $203.1 million for the nine months ended September 30, 2010 compared to $184.9 million for the nine months ended September 30, 2009, relatively consistent with the increase in net written premiums.

Incurred Losses and LAE.  The following tables present the incurred losses and LAE for the Specialty Underwriting segment for the periods indicated.

	Three Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2010
Attritional	$46.0	68.7%		$-	0.0%		$46.0	68.7%
Catastrophes	-	0.0%		0.8	1.2%		0.8	1.2%
Total segment	$46.0	68.7%		$0.8	1.2%		$46.8	69.9%

2009
Attritional	$46.4	69.5%		$2.5	3.7%		$48.9	73.2%
Catastrophes	-	0.0%		(0.8)	-1.2%		(0.8)	-1.2%
Total segment	$46.4	69.5%		$1.7	2.6%		$48.2	72.0%

Variance 2010/2009
Attritional	$(0.4)	(0.8)	pts	$(2.5)	(3.7)	pts	$(2.9)	(4.5)	pts
Catastrophes	-	-	pts	1.6	2.4	pts	1.6	2.4	pts
Total segment	$(0.4)	(0.8)	pts	$(0.9)	(1.4)	pts	$(1.4)	(2.1)	pts

	Nine Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2010
Attritional	$150.1	73.9%		$-	0.0%		$150.1	73.9%
Catastrophes	-	0.0%		4.8	2.4%		4.8	2.4%
Total segment	$150.1	73.9%		$4.8	2.4%		$154.9	76.3%

2009
Attritional	$124.5	67.4%		$2.5	1.4%		$127.0	68.7%
Catastrophes	-	0.0%		3.9	2.1%		3.9	2.1%
Total segment	$124.5	67.4%		$6.4	3.4%		$130.9	70.8%

Variance 2010/2009
Attritional	$25.6	6.5	pts	$(2.5)	(1.4)	pts	$23.1	5.2	pts
Catastrophes	-	-	pts	0.9	0.3	pts	0.9	0.3	pts
Total segment	$25.6	6.5	pts	$(1.6)	(1.0)	pts	$24.0	5.5	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased by 2.9% to $46.8 million for the three months ended September 30, 2010 compared to $48.2 million for the three months ended September 30, 2009, primarily the result of a decrease in prior years attritional reserve development, specifically the marine line of business, partially offset by an increase in prior years catastrophe losses.

Incurred losses and LAE increased by 18.4% to $154.9 million for the nine months ended September 30, 2010 compared to $130.9 million for the nine months ended September 30, 2009, primarily driven by a $25.6 million (6.5 points) increase in current year attritional losses, as a result of losses on the offshore oil rig in the Gulf.

Segment Expenses. Commission and brokerage decreased 15.8% to $16.3 million for the three months ended September 30, 2010 compared to $19.3 million for the three months ended September 30, 2009.  Commission and brokerage decreased 5.6% to $49.9 million for the nine months ended September 30, 2010 compared to $52.8 million for the nine months ended September 30, 2009. These decreases were due to the changes in the mix of business and lower contingent commissions on the surety book of business.

Segment other underwriting expenses for the three months ended September 30, 2010 decreased slightly to $2.1 million compared to $2.4 million for the three months ended September 30, 2009.  Segment other underwriting expenses for the nine months ended September 30, 2010 increased slightly to $6.5 million compared to $6.2 million for the nine months ended September 30, 2009.

International.
The following table presents the underwriting results and ratios for the International segment for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2010	2009	Variance	% Change	2010	2009	Variance	% Change
Gross written premiums	$323.7	$272.6	$51.1	18.8%	$906.1	$797.6	$108.5	13.6%
Net written premiums	319.4	270.9	48.5	17.9%	901.7	794.5	107.2	13.5%

Premiums earned	$301.3	$262.2	$39.1	14.9%	$869.8	$771.1	$98.8	12.8%
Incurred losses and LAE	223.4	165.4	58.0	35.1%	875.1	454.2	420.8	92.6%
Commission and brokerage	78.6	68.3	10.2	15.0%	221.4	197.6	23.7	12.0%
Other underwriting expenses	6.7	6.2	0.5	8.4%	20.4	16.5	3.9	23.7%
Underwriting gain (loss)	$(7.3)	$22.3	$(29.7)	-132.9%	$(247.0)	$102.7	$(349.7)	NM

				Point Chg				Point Chg
Loss ratio	74.1%	63.1%		11.0	100.6%	58.9%		41.7
Commission and brokerage ratio	26.1%	26.1%		-	25.4%	25.6%		(0.2)
Other underwriting expense ratio	2.2%	2.3%		(0.1)	2.4%	2.2%		0.2
Combined ratio	102.4%	91.5%		10.9	128.4%	86.7%		41.7

(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums increased by 18.8% to $323.7 million for the three months ended September 30, 2010 compared to $272.6 million for the three months ended September 30, 2009, due to continued strong growth in our Brazil, Miami and New Jersey offices, a $42.9 million increase; Canada, a $5.5 million increase; and Asia, a $2.8 million increase.  Net written premiums increased by 17.9% to $319.4 million for the three months ended September 30, 2010 compared to $270.9 million for the three months ended September 30, 2009, principally as a result of the increase in gross written premiums.  Premiums earned increased 14.9% to $301.3 million for the three months ended September 30, 2010 compared to $262.2 million for the three months ended September 30, 2009, relatively consistent with the increase in net written premiums.

Gross written premiums increased by 13.6% to $906.1 million for the nine months ended September 30, 2010 compared to $797.6 million for the nine months ended September 30, 2009, due to continued strong growth in Brazil, Miami and New Jersey offices, a $49.4 million increase; Asia, a $36.6 million increase; and Canada, a $22.6 million increase; the result of a combination of new business, rate increases in select areas and economic and insurance growth in some markets.  Also contributing to the increase was $13.4 million in reinstatement premiums from the Chilean earthquake.  Net written premiums increased by 13.5% to $901.7 million for the nine months ended September 30, 2010 compared to $794.5 million for the nine months ended September 30, 2009.  Premiums earned increased 12.8% to $869.8 million for the nine months ended September 30, 2010 compared to $771.1 million for the nine months ended September 30, 2009.  Variance explanations for net written premiums and premiums earned for the nine months were similar to those discussed above for the three months.

Incurred Losses and LAE.  The following tables present the incurred losses and LAE for the International segment for the periods indicated.

	Three Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2010
Attritional	$172.4	57.1%		$(24.8)	-8.2%		$147.6	49.0%
Catastrophes	77.3	25.7%		(1.5)	-0.5%		75.8	25.2%
Total segment	$249.6	82.9%		$(26.3)	-8.7%		$223.4	74.1%

2009
Attritional	$139.9	53.4%		$2.3	0.9%		$142.2	54.2%
Catastrophes	20.1	7.7%		3.1	1.2%		23.2	8.8%
Total segment	$160.0	61.0%		$5.4	2.1%		$165.4	63.1%

Variance 2010/2009
Attritional	$32.5	3.7	pts	$(27.1)	(9.1)	pts	$5.4	(5.2)	pts
Catastrophes	57.2	18.0	pts	(4.6)	(1.7)	pts	52.6	16.4	pts
Total segment	$89.6	21.9	pts	$(31.7)	(10.8)	pts	$58.0	11.0	pts

	Nine Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2010
Attritional	$487.8	56.0%		$(30.8)	-3.5%		$457.0	52.5%
Catastrophes	431.2	49.6%		(13.1)	-1.5%		418.1	48.1%
Total segment	$919.0	105.7%		$(43.9)	-5.0%		$875.1	100.6%

2009
Attritional	$412.6	53.5%		$3.2	0.4%		$415.9	53.9%
Catastrophes	36.3	4.7%		2.1	0.3%		38.4	5.0%
Total segment	$448.9	58.2%		$5.4	0.7%		$454.2	58.9%

Variance 2010/2009
Attritional	$75.2	2.5	pts	$(34.0)	(3.9)	pts	$41.1	(1.4)	pts
Catastrophes	394.9	44.9	pts	(15.2)	(1.8)	pts	379.7	43.1	pts
Total segment	$470.1	47.5	pts	$(49.3)	(5.7)	pts	$420.9	41.7	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased 35.1% to $223.4 million for the three months ended September 30, 2010 compared to $165.4 million for the three months ended September 30, 2009.  The increase was principally due to a $57.2 million increase in current year catastrophes losses, primarily for the New Zealand earthquake, Chile earthquake and the Canadian hailstorm.  Attritional losses also increased primarily due to the increased premiums earned and higher expected loss ratios, which were partially offset by favorable development of prior years attritional reserves.

Incurred losses and LAE increased 92.6% to $875.1 million for the nine months ended September 30, 2010 compared to $454.2 million for the nine months ended September 30, 2009.  The increase was principally due to the 2010 large catastrophes of $334.0 million for the Chilean earthquake, $50.0 million for the New Zealand earthquake, $32.1 million for the Australian hailstorms and $15.0 million for the Canadian hailstorm compared to the absence in 2009 of any similar large events.  Attritional losses also increased primarily due to the increased premiums earned and higher expected loss ratios, which were partially offset by favorable development of prior years attritional reserves.

Segment Expenses. Commission and brokerage increased 15.0% to $78.6 million for the three months ended September 30, 2010 compared to $68.3 million for the three months ended September 30, 2009.  Commission and brokerage increased 12.0% to $221.4 million for the nine months ended September 30, 2010 compared to $197.6 million for the nine months ended September 30, 2009.  The increases were primarily in line with the increases in premiums earned.

Segment other underwriting expenses for the three months ended September 30, 2010 increased to $6.7 million compared to $6.2 million for the three months ended September 30, 2009.  Segment other underwriting expenses for the nine months ended September 30, 2010 increased to $20.4 million compared to $16.5 million for the nine months ended September 30, 2009.  These increases were due to growth in the overall infrastructure and consistent with the growth in premiums earned resulting in stable other underwriting expense ratios.

Bermuda.
The following table presents the underwriting results and ratios for the Bermuda segment for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2010	2009	Variance	% Change	2010	2009	Variance	% Change
Gross written premiums	$189.9	$212.6	$(22.6)	-10.6%	$565.0	$594.3	$(29.4)	-4.9%
Net written premiums	190.0	212.6	(22.7)	-10.7%	565.0	594.5	(29.5)	-5.0%

Premiums earned	$183.9	$201.2	$(17.3)	-8.6%	$555.5	$569.8	$(14.3)	-2.5%
Incurred losses and LAE	120.8	122.0	(1.2)	-1.0%	381.1	354.0	27.0	7.6%
Commission and brokerage	42.6	53.1	(10.5)	-19.8%	125.9	145.5	(19.5)	-13.4%
Other underwriting expenses	7.1	6.3	0.8	12.5%	19.7	17.5	2.2	12.8%
Underwriting gain (loss)	$13.4	$19.8	$(6.4)	-32.4%	$28.8	$52.9	$(24.0)	-45.5%

				Point Chg				Point Chg
Loss ratio	65.7%	60.6%		5.1	68.6%	62.1%		6.5
Commission and brokerage ratio	23.2%	26.4%		(3.2)	22.7%	25.5%		(2.8)
Other underwriting expense ratio	3.8%	3.2%		0.6	3.5%	3.1%		0.4
Combined ratio	92.7%	90.2%		2.5	94.8%	90.7%		4.1

(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums decreased 10.6% to $189.9 million for the three months ended September 30, 2010 compared to $212.6 million for the three months ended September 30, 2009.  Premiums written by the U.K. branch and Ireland decreased $20.9 million, or 14.4%, in continental Europe in response to softening market conditions.  Bermuda home office business was down 2.6%, or $1.8 million.  Net written premiums decreased 10.7% to $190.0 million for the three months ended September 30, 2010 compared to $212.6 million for the three months ended September 30, 2009, in line with the decrease in gross written premiums.  Premiums earned decreased 8.6% to $183.9 million for the three months ended September 30, 2010 compared to $201.2 million for the three months ended September 30, 2009, relatively consistent with the decline in net written premiums.

Gross written premiums decreased 4.9% to $565.0 million for the nine months ended September 30, 2010 compared to $594.3 million for the nine months ended September 30, 2009.  Bermuda home office business was down 4.6%, or $10.0 million, due to lower property catastrophe excess of loss business.  Premiums written by the U.K. branch and Ireland decreased $19.3 million, or 5.1%, driven by the same factor mentioned above for the quarterly variance.  Net written premiums decreased 5.0% to $565.0 million for the nine months ended September 30, 2010 compared to $594.5 million for the nine months ended September 30, 2009, in line with the decrease in gross written premiums.  Premiums earned decreased 2.5% to $555.5 million for the nine months ended September 30, 2010 compared to $569.8 million for the nine months ended September 30, 2009.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following tables present the incurred losses and LAE for the Bermuda segment for the periods indicated.

	Three Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2010
Attritional	$103.8	56.4%		$(1.5)	-0.8%		$102.3	55.6%
Catastrophes	19.3	10.5%		(0.7)	-0.4%		18.5	10.1%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$123.1	66.9%		$(2.3)	-1.2%		$120.8	65.7%

2009
Attritional	$112.0	55.7%		$10.3	5.1%		$122.3	60.8%
Catastrophes	-	0.0%		(0.3)	-0.2%		(0.3)	-0.2%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$112.0	55.7%		$10.0	5.0%		$122.0	60.6%

Variance 2010/2009
Attritional	$(8.2)	0.7	pts	$(11.8)	(5.9)	pts	$(20.0)	(5.2)	pts
Catastrophes	19.3	10.5	pts	(0.4)	(0.2)	pts	18.8	10.3	pts
A&E	-	-	pts	-	-	pts	-	-	pts
Total segment	$11.1	11.2	pts	$(12.3)	(6.2)	pts	$(1.2)	5.1	pts

	Nine Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2010
Attritional	$320.7	57.8%		$(12.6)	-2.3%		$308.2	55.5%
Catastrophes	77.9	14.0%		(5.0)	-0.9%		72.9	13.1%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$398.6	71.7%		$(17.5)	-3.2%		$381.1	68.6%

2009
Attritional	$310.6	54.5%		$20.3	3.6%		$330.9	58.1%
Catastrophes	19.7	3.5%		3.4	0.6%		23.2	4.1%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$330.3	58.0%		$23.7	4.2%		$354.0	62.1%

Variance 2010/2009
Attritional	$10.1	3.3	pts	$(32.9)	(5.9)	pts	$(22.7)	(2.6)	pts
Catastrophes	58.2	10.5	pts	(8.4)	(1.5)	pts	49.7	9.0	pts
A&E	-	-	pts	-	-	pts	-	-	pts
Total segment	$68.3	13.7	pts	$(41.2)	(7.4)	pts	$27.1	6.5	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased 1.0% to $120.8 million for the three months ended September 30, 2010 compared to $122.0 million for the three months ended September 30, 2009.  Attritional losses decreased $20.0 million due to a decrease in current year attritional losses as earned premiums decreased and favorable development of prior years attritional losses, partially offset by $19.3 million of increase in 2010 current year catastrophe losses, principally from the New Zealand earthquake.

Incurred losses and LAE increased 7.6% to $381.1 million for the nine months ended September 30, 2010 compared to $354.0 million for the nine months ended September 30, 2009.  The increase was primarily due to current year catastrophe losses from the Chilean earthquake, New Zealand earthquake and an Australian hailstorm, partially offset by the favorable development of prior years attritional and catastrophe reserves.

Segment Expenses. Commission and brokerage decreased 19.8% to $42.6 million for the three months ended September 30, 2010 compared to $53.1 million for the three months ended September 30, 2009.  Commission and brokerage decreased 13.4% to $125.9 million for the nine months ended September 30, 2010 compared to $145.5 million for the nine months ended September 30, 2009.  The decreases were primarily due to lower commission on covers in London and Bermuda property pro rata, a higher level of excess of loss business, which carries a lower commission, and for the nine months, higher reinstatement premiums, which have no commission expense.

Segment other underwriting expenses for the three months ended September 30, 2010 increased to $7.1 million from $6.3 million for the three months ended September 30, 2009.  Segment other underwriting expenses for the nine months ended September 30, 2010 increased to $19.7 million from $17.5 million for the nine months ended September 30, 2009.  These increases were primarily the result of our expanded operations in Ireland.

FINANCIAL CONDITION

Cash and Invested Assets.  Aggregate invested assets, including cash and short-term investments, were $15,487.5 million at September 30, 2010, an increase of $568.7 million compared to $14,918.8 million at December 31, 2009.  This increase was the result of $790.6 million of cash flows from operations, $349.0 million of unrealized appreciation, $83.0 million revolving credit borrowings, $69.3 million of realized capital gains and $33.5 million in equity adjustments of our limited partnership investments, partially offset by $346.8 million of share repurchases, $200.0 million payoff of debt that matured, $82.4 million paid out in dividends to shareholders, $68.8 million of miscellaneous items and $58.7 million due to fluctuations in foreign currencies.

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

Over the past few years, we have allocated our equity investment portfolio to include:  1) publicly traded equity securities and 2) private equity limited partnership investments.  The objective of this portfolio diversification is to enhance the risk-adjusted total return of the investment portfolio by allocating a prudent portion of the portfolio to higher return asset classes.  We limit our allocation to these asset classes because of 1) the potential for volatility in their values and 2) the impact of these investments on regulatory and rating agency capital adequacy models.  We adjust our allocation to these investments based upon market conditions.  As a result of the dramatic slowdown in the global economy and the liquidity crisis affecting the financial markets, we significantly reduced our exposure to public equities during the fourth quarter of 2008 and have increased our exposure to equities in the latter part of 2009 and now into 2010, as financial markets improved.  At September 30, 2010, the market value of investments in equity and limited partnership securities, carried at both market and fair value, approximated 16% of shareholders’ equity, an increase of 1 point from 15% of shareholders’ equity at December 31, 2009.

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

The tables below summarize the composition and characteristics of our investment portfolio as of the dates indicated:

	At September 30, 2010		At December 31, 2009
Fixed maturities, market value	$13,569.8	87.6%	$13,005.9	87.2%
Fixed maturities, fair value	116.4	0.8%	50.5	0.3%
Equity securities, market value	17.2	0.1%	16.3	0.1%
Equity securities, fair value	415.9	2.7%	380.0	2.5%
Short-term investments	590.2	3.8%	673.1	4.5%
Other invested assets	576.8	3.7%	545.3	3.7%
Cash	201.1	1.3%	247.6	1.7%
Total investments and cash	$15,487.5	100.0%	$14,918.8	100.0%

(Some amounts may not reconcile due to rounding.)

	At	At
	September 30, 2010	December 31, 2009
Fixed income portfolio duration (years)	3.7	3.8
Fixed income composite credit quality	Aa2	Aa2
Imbedded end of period yield, pre-tax	4.1%	4.1%
Imbedded end of period yield, after-tax	3.7%	3.6%

The following table provides a comparison of our total return by asset class relative to broadly accepted industry benchmarks for the periods indicated:

	Nine Months Ended	Twelve Months Ended
	September 30, 2010	December 31, 2009
Fixed income portfolio total return	6.6%	9.4%
Barclay's Capital - U.S. aggregate index	7.9%	5.9%

Common equity portfolio total return	6.7%	28.9%
S&P 500 index	3.9%	26.5%

Other invested asset portfolio total return	6.0%	-1.8%

Reinsurance Receivables.  Reinsurance receivables for both paid and unpaid losses totaled $693.7 million at September 30, 2010 and $636.4 million at December 31, 2009.  At September 30, 2010, $141.7 million, or 20.4%, was receivable from C.V. Starr (Bermuda); $124.5 million, or 18.0%, was receivable from Transatlantic Reinsurance Company; $100.0 million, or 14.4%, was receivable from Continental Insurance Company; $55.9 million, or 8.1%, was receivable from Munich Reinsurance Company and $46.8 million, or 6.7%, was receivable from Berkley Insurance Company.  The receivable from Continental Insurance Company is collateralized by a funds held arrangement under which we have retained the premiums earned by the retrocessionaire to secure obligations of the retrocessionaire, recorded them as a liability, credited interest on the balances at a stated contractual rate and reduced the liability account as payments become due.  No other retrocessionaire accounted for more than 5% of our receivables.

Loss and LAE Reserves.  Gross loss and LAE reserves totaled $9,332.0 million at September 30, 2010 and $8,937.9 million at December 31, 2009.

The following tables summarize gross outstanding loss and LAE reserves by segment, classified by case reserves and IBNR reserves, for the periods indicated:

	At September 30, 2010
	Case	IBNR	Total	% of
(Dollars in millions)	Reserves	Reserves	Reserves	Total
U.S. Reinsurance	$1,305.7	$1,630.5	$2,936.2	31.5%
U.S. Insurance	858.7	1,115.4	1,974.1	21.1%
Specialty Underwriting	238.5	189.1	427.6	4.6%
International	949.6	705.0	1,654.6	17.7%
Bermuda	774.0	988.0	1,762.0	18.9%
Total excluding A&E	4,126.5	4,628.0	8,754.5	93.8%
A&E	304.8	272.7	577.5	6.2%
Total including A&E	$4,431.3	$4,900.7	$9,332.0	100.0%

(Some amounts may not reconcile due to rounding.)

	At December 31, 2009
	Case	IBNR	Total	% of
(Dollars in millions)	Reserves	Reserves	Reserves	Total
U.S. Reinsurance	$1,382.0	$1,652.3	$3,034.3	34.0%
U.S. Insurance	716.2	1,157.1	1,873.4	21.0%
Specialty Underwriting	238.5	175.8	414.4	4.6%
International	752.1	545.7	1,297.7	14.5%
Bermuda	718.8	960.5	1,679.4	18.8%
Total excluding A&E	3,807.7	4,491.5	8,299.2	92.9%
A&E	354.7	283.9	638.7	7.1%
Total including A&E	$4,162.4	$4,775.4	$8,937.9	100.0%

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

Asbestos and Environmental Exposures.  A&E exposures represent a separate exposure group for monitoring and evaluating reserve adequacy.  The following table summarizes incurred losses and outstanding loss reserves with respect to A&E reserves on both a gross and net of retrocessions basis for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2010	2009	2010	2009
Gross Basis:
Beginning of period reserves	$614.1	$704.5	$638.7	$786.8
Incurred losses	-	-	-	-
Paid losses	(36.6)	(52.2)	(61.1)	(134.5)
End of period reserves	$577.5	$652.3	$577.5	$652.3

Net Basis:
Beginning of period reserves	$589.5	$673.9	$613.1	$749.1
Incurred losses	-	-	-	-
Paid losses	(34.9)	(51.2)	(58.5)	(126.3)
End of period reserves	$554.6	$622.8	$554.6	$622.8

(Some amounts may not reconcile due to rounding.)

At September 30, 2010, the gross reserves for A&E losses were comprised of $131.8 million representing case reserves reported by ceding companies, $131.8 million representing additional case reserves established by us on assumed reinsurance claims, $41.2 million representing case reserves established by us on direct excess insurance claims, including Mt. McKinley, and $272.7 million representing IBNR reserves.

With respect to asbestos only, at September 30, 2010, we had gross asbestos loss reserves of $551.4 million, or 95.5%, of total A&E reserves, of which $445.8 million was for assumed business and $105.6 million was for direct business.

Industry analysts use the “survival ratio” to compare the A&E reserves among companies with such liabilities.  The survival ratio is typically calculated by dividing a company’s current net reserves by the three year average of annual paid losses.  Hence, the survival ratio equals the number of years that it would take to exhaust the current reserves if future loss payments were to continue at historical levels.  Using this measurement, our net three year asbestos survival ratio was 5.7 years at September 30, 2010.  These metrics can be skewed by the large settlements occurring in the prior three years causing the ratio to decline and therefore, is probably not indicative of the timing of future payments.

Shareholders’ Equity.  Our shareholders’ equity increased to $6,281.6 million as of September 30, 2010 from $6,101.7 million as of December 31, 2009.  This increase was the result of unrealized appreciation on investments, net of tax, of $312.5 million, $308.2 million in net income and share-based compensation transactions of $13.4 million, partially offset by repurchasing 4,476,465 common shares for $346.8 million, $82.4 million of shareholder dividends and $26.2 million of foreign currency translation adjustments.

LIQUIDITY AND CAPITAL RESOURCES

Capital.  Our business operations are in part dependent on our financial strength and financial strength ratings, and the market’s perception of our financial strength, as measured by shareholders’ equity, which was $6,281.6 million at September 30, 2010 and $6,101.7 million at December 31, 2009.  On March 13, 2009, Everest Re and Everest National, wholly-owned indirect subsidiaries of the Company, received notification of a one level ratings downgrade by Standard & Poor’s.  On April 7, 2010, Standard & Poor’s upgraded the Company’s debt ratings one level.  We continue to possess significant financial flexibility and access to the debt and equity markets as a result of our perceived financial strength, as evidenced by the financial strength ratings as assigned by independent rating agencies.  During the last six months of 2008 and into 2009, the capital markets were illiquid in reaction to the deepening credit crisis which led to bank and other financial institution failures and effective failures.  Credit spreads widened and the equity markets declined significantly during this period making access to the capital markets, for even highly rated companies, difficult and costly.  Our capital position remains strong, commensurate with our financial ratings.  We have ample liquidity to meet our financial obligations for the foreseeable future.  Therefore, we have no foreseeable need to enter the capital markets in the near term.

From time to time, we have used open market share repurchases to adjust our capital position and enhance long term expected returns to our shareholders.  On July 21, 2008, our existing authorization to purchase up to 5 million of our shares was amended to authorize the purchase of up to 10 million shares.  On February 24, 2010, our existing authorization to purchase up to 10 million of our shares was amended to authorize the purchase of up to 15 million shares.  As of September 30, 2010, we had repurchased 11.0 million shares under this authorization.

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

Over the past few years, we have allocated our equity portfolio to include: 1) publicly traded equity securities and 2) private equity limited partnership investments.  The objective of this portfolio diversification is to enhance the risk-adjusted total return of the investment portfolio by allocating a prudent portion of the portfolio to higher return asset classes.  We limit our allocation to these asset classes because of 1) the potential for volatility in their values and 2) the impact of these investments on regulatory and rating agency capital adequacy models.  We adjust our allocation to these investments based upon market conditions.  As a result of the dramatic slowdown in the global economy and the liquidity crisis affecting the financial markets, we significantly reduced our exposure to public equities during the fourth quarter of 2008 and have increased our exposure to equities in the latter part of 2009 and now into 2010, as financial markets improved.  At September 30, 2010, the market value of investments in equity and limited partnership securities, carried at both market and fair value, approximated 16% of shareholders’ equity.

Our liquidity requirements are generally met from positive cash flow from operations.  Positive cash flow results from reinsurance and insurance premiums being collected prior to disbursements for claims, which disbursements generally take place over an extended period after the collection of premiums, sometimes a period of many years.  Collected premiums are generally invested, prior to their use in such disbursements, and investment income provides additional funding for loss payments.  Our net cash flows from operating activities were $790.6 million and $598.7 million for the nine months ended September 30, 2010 and 2009, respectively.  Additionally, these cash flows reflected a net tax refund of $36.7 million and a net tax payment of $70.8 million for the nine months ended September 30, 2010 and 2009, respectively; net catastrophe loss payments of $312.0 million and $184.8 million for the nine months ended September 30, 2010 and 2009, respectively; and net A&E payments of $58.5 million and $126.3 million for the nine months ended September 30, 2010 and 2009, respectively.

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

As the timing of payments for claims and benefits cannot be predicted with certainty, we maintain portfolios of long term invested assets with varying maturities, along with short-term investments that provide additional liquidity for payment of claims.  At September 30, 2010 and December 31, 2009, we held cash and short-term investments of $791.3 million and $920.7 million, respectively.  All of our short-term investments are readily marketable and can be converted to cash.  In addition to these cash and short-term investments, at September 30, 2010, we had $693.3 million of available for sale fixed maturity securities maturing within one year or less, $3,923.4 million maturing within one to five years and $5,814.2 million maturing after five years.  Our $433.2 million of equity securities are comprised primarily of publicly traded securities that can be easily liquidated.  We believe that these fixed maturity and equity securities, in conjunction with the short-term investments and positive cash flow from operations, provide ample sources of liquidity for the expected payment of losses in the near future.  We do not anticipate selling securities or using available credit facilities to pay losses and LAE but have the ability to do so.  Sales of securities might result in realized capital gains or losses.  At September 30, 2010 we had $741.7 million of net pre-tax unrealized appreciation, comprised of $808.5 million of pre-tax unrealized appreciation and $66.8 million of pre-tax unrealized depreciation.

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

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth.  Minimum net worth is an amount equal to the sum of $3,575.4 million plus 25% of consolidated net income for each of Group’s fiscal quarters, for which statements are available ending on or after January 1, 2007 and for which consolidated net income is positive, plus 25% of any increase in consolidated net worth during such period attributable to the issuance of ordinary and preferred shares, which at September 30, 2010, was $4,149.4 million.  As of September 30, 2010, the Company was in compliance with all Group Credit Facility covenants.

At September 30, 2010, the Group Credit Facility had no outstanding letters of credit under tranche one and $359.0 million outstanding letters of credit under tranche two.  At December 31, 2009, the Group Credit Facility had no outstanding letters of credit under tranche one and $386.5 million outstanding letters of credit under tranche two.

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

The Holdings Credit Facility requires Holdings to maintain a debt to capital ratio of not greater than 0.35 to 1 and Everest Reinsurance Company (“Everest Re”) to maintain its statutory surplus at $1.5 billion plus 25% of future aggregate net income and 25% of future aggregate capital contributions after December 31, 2005, which at September 30, 2010, was $1,970.3 million.  As of September 30, 2010, Holdings was in compliance with all Holdings Credit Facility covenants.

At September 30, 2010, the Company had outstanding $83.0 million of short-term borrowings from the Holdings Credit Facility revolving credit line, with maturity dates between October 1, 2010 and October 15, 2010.  These short-term borrowings can be paid either through renewal with a one, two, three or six month term; or out of cash flows from operations.  The highest amount outstanding in short-term borrowings was $133.0 million for the period from June 15, 2010 to August 9, 2010.  In addition, at September 30, 2010 and December 31, 2009, the Holdings Credit Facility had outstanding letters of credit of $17.0 million and $28.0 million, respectively.

Costs incurred in connection with the Group Credit Facility and the Holdings Credit Facility were $0.6 million and $0.4 million for the three months ended September 30, 2010 and 2009, respectively, and $1.3 million and $1.1 million for the nine months ended September 30, 2010 and 2009, respectively.

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

Interest Rate Risk.  Our $15.5 billion investment portfolio, at September 30, 2010, is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations and some foreign exchange rate risk.  The impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity securities portfolio, including short-term investments, from a change in market interest rates.  In a declining interest rate environment, it includes prepayment risk on the $2,878.3 million of mortgage-backed securities in the $13,686.2 million fixed maturity portfolio.  Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The table below displays the potential impact of market value fluctuations and after-tax unrealized appreciation on our fixed maturity securities portfolio (including $590.2 million of short-term investments) for the period indicated based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates.  For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually.  To generate appropriate price estimates on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account.  For legal entities with a non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios.

	Impact of Interest Rate Shift in Basis Points
	At September 30, 2010
	-200	-100	0	100	200
(Dollars in millions)
Total Market/Fair Value	$15,252.6	$14,785.6	$14,276.4	$13,697.1	$13,105.9
Market/Fair Value Change from Base (%)	6.8%	3.6%	0.0%	-4.1%	-8.2%
Change in Unrealized Appreciation
After-tax from Base ($)	$773.2	$402.0	$-	$(454.8)	$(923.1)

We had $9,332.0 million and $8,937.9 million of gross reserves for losses and LAE as of September 30, 2010 and December 31, 2009, respectively.  These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money.  Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value.  As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases.  These movements are the opposite of the interest rate impacts on the fair value of investments.  While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid.  Our loss and loss reserve obligations have an expected duration of approximately 3.8 years, which is reasonably consistent with our fixed income portfolio.  If we were to discount our loss and LAE reserves, net of $0.7 billion of reinsurance receivables on unpaid losses, the discount would be approximately $1.4 billion resulting in a discounted reserve balance of approximately $7.2 billion, representing approximately 50.8% of the market value of the fixed maturity investment portfolio funds.

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

	Impact of Percentage Change in Equity Fair/Market Values
	At September 30, 2010
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$346.5	$389.8	$433.2	$476.5	$519.8
After-tax Change in Fair/Market Value	(56.6)	(28.3)	-	28.3	56.6

Foreign Currency Risk.  Foreign currency risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates.  Each of our non-U.S./Bermuda (“foreign”) operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines.  Each foreign operation may conduct business in its local currency, as well as the currency of other countries in which it operates.  The primary foreign currency exposures for these foreign operations are the Canadian Dollar, the British Pound Sterling and the Euro.  We mitigate foreign exchange exposure by generally matching the currency and duration of our assets to our corresponding operating liabilities.  In accordance with FASB guidance, we translate the assets, liabilities and income of non-U.S. dollar functional currency legal entities to the U.S. dollar.  This translation amount is reported as a component of other comprehensive income.  As of September 30, 2010 there has been no material change in exposure to foreign exchange rates as compared to December, 31, 2009.

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

The Company sold six equity index put option contracts, based on the S&P 500 index, for total consideration, net of commissions, of $22.5 million.  At September 30, 2010, fair value for these equity index put option contracts was $69.7 million.  These equity index put option contracts each have a single exercise date, with maturities ranging from 12 to 30 years and strike prices ranging from $1,141.21 to $1,540.63.  The S&P 500 index value at September 30, 2010 was $1,141.20.  No amounts will be payable under these equity index put option contracts if the S&P 500 index is at, or above, the strike prices on the exercise dates, which fall between June 2017 and March 2031.  If the S&P 500 index is lower than the strike price on the applicable exercise date, the amount due would vary proportionately with the percentage by which the index is below the strike price.  Based on historical index volatilities and trends and the September 30, 2010 S&P 500 index value, the Company estimates the probability that each equity index put option contract of the S&P 500 index falling below the strike price on the exercise date to be less than 45%.  The theoretical maximum payouts under the equity index put option contracts would occur if on each of the exercise dates the S&P 500 index value were zero.  At September 30, 2010, the present value of these theoretical maximum payouts using a 6% discount factor was $265.3 million.

The Company sold one equity index put option contract based on the FTSE 100 index for total consideration, net of commissions, of $6.7 million.  At September 30, 2010, fair value for this equity index put option contract was $7.5 million.  This equity index put option contract has an exercise date of July 2020 and a strike price of ₤5,989.75.  The FTSE 100 index value at September 30, 2010 was ₤5,548.60.  No amount will be payable under this equity index put option contract if the FTSE 100 index is at, or above, the strike price on the exercise date.  If the FTSE 100 index is lower than the strike price on the exercise date, the amount due will vary proportionately with the percentage by which the index is below the strike price.  Based on historical index volatilities and trends and the September 30, 2010 FTSE 100 index value, the Company estimates the probability that the equity index put option contract of the FTSE 100 index will fall below the strike price on the exercise date to be less than 36%.  The theoretical maximum payout under the equity index put option contract would occur if on the exercise date the FTSE 100 index value was zero.  At September 30, 2010, the present value of the theoretical maximum payout using a 6% discount factor and current exchange rate was $28.5 million.

Because the equity index put option contracts meet the definition of a derivative, we report the fair value of these instruments in our consolidated balance sheets as a liability and record any changes to fair value in our consolidated statements of operations and comprehensive income (loss) as a net derivative gain (loss).  Our financial statements reflect fair values for our obligations on these equity index put option contracts at September 30, 2010, of $77.2 million and at December 31, 2009, of $57.3 million; even though it may not be likely that the ultimate settlement of these transactions would require a payment that would exceed the initial consideration received, or any payment at all.

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

	Equity Indices Put Options Obligation – Sensitivity Analysis
(Dollars in millions)	At September 30, 2010
Interest Rate Shift in Basis Points:	-200	-100	0	100	200
Total Fair Value	$128.0	$99.6	$77.2	$59.6	$45.8
Fair Value Change from Base (%)	-65.9%	-29.0%	0.0%	22.8%	40.7%

Equity Indices Shift in Points (S&P 500/FTSE 100):	-500/-2000	-250/-1000	0	250/1000	500/2000
Total Fair Value	$148.1	$106.1	$77.2	$57.0	$42.9
Fair Value Change from Base (%)	-92.0%	-37.5%	0.0%	26.1%	44.4%

Combined Interest Rate /	-200/	-100/		100/	200/
Equity Indices Shift (S&P 500/FTSE 100):	-500/-2000	-250/-1000	0/0	250/1000	500/2000
Total Fair Value	$220.2	$133.3	$77.2	$42.9	$23.1
Fair Value Change from Base (%)	-185.5%	-72.8%	0.0%	44.3%	70.0%

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

ITEM 1A.  RISK FACTORS

No material changes.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities.

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares (or
			Purchased as Part	Units) that May Yet
	Total Number of		of Publicly	Be Purchased Under
	Shares (or Units)	Average Price Paid	Announced Plans or	the Plans or
Period	Purchased	per Share (or Unit)	Programs	Programs (1)
July 1 - 31, 2010	0	$-	0	5,227,765
August 1 - 31, 2010	842,036	$80.0132	842,036	4,385,729
September 1 - 30, 2010	395,457	$82.6359	391,631	3,994,098
Total	1,237,493	$80.8513	1,233,667	3,994,098

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  RESERVED

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Index:

Exhibit No.	Description

31.1	Section 302 Certification of Joseph V. Taranto

31.2	Section 302 Certification of Dominic J. Addesso

32.1	Section 906 Certification of Joseph V. Taranto and Dominic J. Addesso

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

Dated:  November 9, 2010