Form 10-K
period 2010-12-31
EVEREST RE GROUP LTD
filed 2011-03-01
CIK 1095073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2010

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

The aggregate market value on June 30, 2010, the last business day of the registrant’s most recently completed second quarter, of the voting shares held by non-affiliates of the registrant was $3,977,436 thousand.

At February 1, 2011, the number of shares outstanding of the registrant’s common shares was 54,434,100.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 10, 11, 12, 13 and 14 of Form 10-K is incorporated by reference into Part III hereof from the registrant’s proxy statement for the 2011 Annual General Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of the close of the registrant’s fiscal year ended December 31, 2010.

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

The Company’s principal business, conducted through its operating segments, is the underwriting of reinsurance and insurance in the U.S., Bermuda and international markets.  The Company had gross written premiums, in 2010, of $4.2 billion with approximately 80% representing reinsurance and 20% representing insurance.  Shareholders’ equity at December 31, 2010 was $6.3 billion.  The Company underwrites reinsurance both through brokers and directly with ceding companies, giving it the flexibility to pursue business based on the ceding company’s preferred reinsurance purchasing method.  The Company underwrites insurance principally through general agent relationships, brokers and surplus lines brokers.  Group’s active operating subsidiaries, excluding Mt. McKinley Insurance Company (“Mt. McKinley”), which is in run-off, are each rated A+ (“Superior”) by A.M. Best Company (“A.M. Best”), a leading provider of insurer ratings that assigns financial strength ratings to insurance companies based on their ability to meet their obligations to policyholders.

Following is a summary of the Company’s principal operating subsidiaries:

•
Bermuda Re, a Bermuda insurance company and a direct subsidiary of Group, is registered in Bermuda as a Class 4 insurer and long-term insurer and is authorized to write property and casualty and life and annuity business.  Bermuda Re commenced business in the second half of 2000.  Bermuda Re’s UK branch writes property and casualty reinsurance to the United Kingdom and European markets.  At December 31, 2010, Bermuda Re had shareholder’s equity of $3.0 billion.

•
Everest International Reinsurance, Ltd. (“Everest International”), a Bermuda insurance company and a direct subsidiary of Group, is registered in Bermuda as a Class 4 insurer and long term insurer and is authorized to write property and casualty business and life and annuity business.  Through 2010, all of Everest International’s business has been inter-affiliate quota share reinsurance assumed from Everest Re and the UK branch of Bermuda Re.  At December 31, 2010, Everest International had shareholder’s equity of $354.5 million.

•	Ireland Re, an Ireland reinsurance company and an indirect subsidiary of Group, is licensed to write non-life reinsurance, both directly and through brokers, for the London and European markets.

•
Everest Re, a Delaware insurance company and a direct subsidiary of Holdings, is a licensed property and casualty insurer and/or reinsurer in all states, the District of Columbia and Puerto Rico and is authorized to conduct reinsurance business in Canada, Singapore and Brazil.  Everest Re underwrites property and casualty reinsurance for insurance and reinsurance companies in the U.S. and international markets.  At December 31, 2010, Everest Re had statutory surplus of $2.5 billion.

•
Everest Insurance Company of Canada (“Everest Canada”), a Canadian insurance company and direct subsidiary of Everest Re, is licensed to write property and casualty insurance in all Canadian provinces.  As of December 31, 2010, Everest Canada was an inactive entity; however, in January 2011, Everest Re contributed additional capital to Everest Canada in order to resume operating activities.  The Company expects that Everest Canada will begin writing new insurance business in 2011.

•
Everest National Insurance Company (“Everest National”), a Delaware insurance company and a direct subsidiary of Everest Re, is licensed in 50 states and the District of Columbia and is authorized to write property and casualty insurance on an admitted basis in the jurisdictions in which it is licensed.  The majority of Everest National’s business is reinsured by its parent, Everest Re.

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

Marketing.
The Company writes business on a worldwide basis for many different customers and lines of business, thereby obtaining a broad spread of risk.  The Company is not substantially dependent on any single customer, small group of customers, line of business or geographic area.  For the 2010 calendar year, no single customer (ceding company or insured) generated more than 5.3% of the Company’s gross written premiums.  The Company believes that a reduction of business from any one customer would not have a material adverse effect on its future financial condition or results of operations.

Approximately 68%, 11% and 21% of the Company’s 2010 gross written premiums were written in the broker reinsurance, direct reinsurance and insurance markets, respectively.

The broker reinsurance market consists of several substantial national and international brokers and a number of smaller specialized brokers.  Brokers do not have the authority to bind the Company with respect to reinsurance agreements, nor does the Company commit in advance to accept any portion of a broker’s submitted business.  Reinsurance business from any ceding company, whether new or renewal, is subject to acceptance by the Company.  Brokerage fees are generally paid by reinsurers.  The Company’s ten largest brokers accounted for an aggregate of approximately 64% of gross written premiums in 2010.  The largest broker, Aon Benfield Re, accounts for approximately 22% of gross written premiums.  The second largest broker, Marsh and McLennan, accounted for approximately 20% of gross written premiums.  The Company believes that a reduction of business assumed from any one broker would not have a material adverse effect on the Company.

The direct reinsurance market remains an important distribution channel for reinsurance business written by the Company.  Direct placement of reinsurance enables the Company to access clients who prefer to place their reinsurance directly with reinsurers based upon the reinsurer’s in-depth understanding of the ceding company’s needs.

The Company’s insurance business is written principally through general agents, brokers and surplus lines brokers.  In 2010, C.V. Starr & Company accounted for approximately 6% of the Company’s gross written premium.  No other single general agent generated more than 3% of the Company’s gross written premiums.

The Company continually evaluates each business relationship, including the underwriting expertise and experience brought to bear through the involved distribution channel, performs analyses to evaluate financial security, monitors performance and adjusts underwriting decisions accordingly.

Segment Results.
Through our subsidiaries, we operate in five segments:  U.S. Reinsurance, U.S. Insurance, Specialty Underwriting, International and Bermuda.  The U.S. Reinsurance operation writes property and casualty reinsurance, on both a treaty and facultative basis, through reinsurance brokers, as well as directly with ceding companies within the U.S.  The U.S. Insurance operation writes property and casualty insurance primarily through general agents, brokers and surplus lines brokers within the U.S.  The Specialty Underwriting operation writes A&H, marine, aviation and surety business within the U.S. and worldwide through brokers and directly with ceding companies.  The International operation writes non-U.S. property and casualty reinsurance through Everest Re’s branches in Canada and Singapore and offices in Miami and New Jersey.  The Bermuda operation provides reinsurance and insurance to worldwide property and casualty markets and reinsurance to life insurers through brokers and directly with ceding companies from its Bermuda office and reinsurance to the United Kingdom and European markets through its UK branch and the Company’s Ireland subsidiary.

These segments are managed independently, but conform with corporate guidelines with respect to pricing, risk management, control of aggregate catastrophe exposures, capital, investments and support operations.  Management generally monitors and evaluates the financial performance of these operating segments based upon their underwriting results.

Underwriting results include earned premium less losses and loss adjustment expenses (“LAE”) incurred, commission and brokerage expenses and other underwriting expenses.  We measure our underwriting results using ratios, in particular loss, commission and brokerage and other underwriting expense ratios, which respectively, divide incurred losses, commissions and brokerage and other underwriting expenses by premiums earned.  We utilize inter-affiliate reinsurance, although such reinsurance does not materially impact segment results, as business is generally reported within the segment in which the business was first produced.  For selected financial information regarding these segments, see ITEM 8, “Financial Statements and Supplementary Data” -  Note 19 of Notes to Consolidated Financial Statements and ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Segment Results”.

Underwriting Operations.
The following five year table presents the distribution of the Company’s gross written premiums by its segments:  U.S. Reinsurance, U.S. Insurance, Specialty Underwriting, International and Bermuda.  The premiums for each segment are further split between property and casualty business and, for reinsurance business, between pro rata or excess of loss business:

	Gross Written Premiums by Segment
	Years Ended December 31,
(Dollars in millions)	2010		2009		2008		2007		2006
U.S. Reinsurance
Property
Pro Rata (1)	$516.7	12.3%	$478.6	11.6%	$332.9	9.1%	$455.9	11.2%	$379.7	9.5%
Excess	268.5	6.4%	287.2	7.0%	320.9	8.7%	332.2	8.1%	303.2	7.6%
Casualty
Pro Rata (1)	179.3	4.3%	175.8	4.3%	67.4	1.8%	216.5	5.3%	446.7	11.2%
Excess	179.2	4.3%	230.7	5.6%	236.7	6.4%	189.0	4.6%	207.1	5.2%
Total (2)	1,143.7	27.2%	1,172.3	28.4%	957.9	26.0%	1,193.5	29.3%	1,336.7	33.4%

U.S. Insurance
Property
Pro Rata (1)	115.3	2.7%	112.6	2.7%	29.8	0.8%	85.6	2.1%	40.6	1.0%
Excess	-	0.0%	-	0.0%	-	0.0%	-	0.0%	-	0.0%
Casualty
Pro Rata (1)	735.4	17.5%	729.9	17.7%	742.0	20.2%	800.0	19.6%	825.7	20.6%
Excess	-	0.0%	-	0.0%	-	0.0%	-	0.0%	-	0.0%
Total (2)	850.7	20.3%	842.6	20.4%	771.8	21.0%	885.6	21.7%	866.3	21.7%

Specialty Underwriting
Property
Pro Rata (1)	196.3	4.7%	169.6	4.1%	218.9	6.0%	190.2	4.7%	179.3	4.5%
Excess	47.4	1.1%	43.3	1.0%	29.7	0.8%	51.1	1.3%	37.5	0.9%
Casualty
Pro Rata (1)	20.6	0.5%	18.5	0.4%	8.1	0.2%	23.6	0.6%	28.5	0.7%
Excess	2.1	0.1%	3.3	0.1%	3.7	0.1%	5.1	0.1%	5.9	0.1%
Total (2)	266.4	6.3%	234.8	5.7%	260.4	7.1%	270.1	6.6%	251.2	6.3%

Total U.S.
Property
Pro Rata (1)	828.3	19.7%	760.9	18.4%	581.6	15.8%	731.7	17.9%	599.6	15.0%
Excess	315.9	7.5%	330.5	8.0%	350.6	9.5%	383.3	9.4%	340.7	8.5%
Casualty
Pro Rata (1)	935.3	22.3%	924.3	22.4%	817.5	22.2%	1,040.1	25.5%	1,300.9	32.5%
Excess	181.3	4.3%	234.0	5.7%	240.3	6.5%	194.1	4.8%	213.0	5.3%
Total (2)	2,260.8	53.8%	2,249.6	54.5%	1,990.1	54.1%	2,349.2	57.6%	2,454.2	61.3%

International
Property
Pro Rata (1)	701.6	16.7%	670.2	16.2%	535.3	14.6%	451.6	11.1%	415.4	10.4%
Excess	291.6	6.9%	241.9	5.9%	228.3	6.2%	212.9	5.2%	195.6	4.9%
Casualty
Pro Rata (1)	120.3	2.9%	94.0	2.3%	71.6	1.9%	68.3	1.7%	53.9	1.3%
Excess	93.4	2.2%	78.4	1.9%	69.4	1.9%	73.1	1.8%	66.8	1.7%
Total (2)	1,207.0	28.7%	1,084.5	26.3%	904.7	24.6%	805.9	19.8%	731.7	18.3%

Bermuda
Property
Pro Rata (1)	226.1	5.4%	291.1	7.1%	305.7	8.3%	282.2	6.9%	312.3	7.8%
Excess	173.5	4.1%	180.4	4.4%	164.2	4.5%	201.6	4.9%	174.3	4.4%
Casualty
Pro Rata (1)	205.0	4.9%	185.6	4.5%	178.8	4.9%	326.1	8.0%	230.7	5.8%
Excess	128.4	3.1%	137.8	3.3%	134.7	3.7%	112.5	2.8%	97.7	2.4%
Total (2)	733.0	17.5%	794.8	19.3%	783.4	21.4%	922.5	22.7%	815.0	20.4%

Total Company
Property
Pro Rata (1)	1,756.0	41.8%	1,722.2	41.7%	1,422.6	38.7%	1,465.6	35.9%	1,327.3	33.2%
Excess	781.0	18.6%	752.7	18.2%	743.2	20.2%	797.8	19.6%	710.6	17.8%
Casualty
Pro Rata (1)	1,260.6	30.0%	1,203.9	29.2%	1,067.9	29.0%	1,434.5	35.2%	1,585.5	39.6%
Excess	403.1	9.6%	450.2	10.9%	444.4	12.1%	379.7	9.3%	377.5	9.4%
Total (2)	$4,200.7	100.0%	$4,129.0	100.0%	$3,678.1	100.0%	$4,077.6	100.0%	$4,000.9	100.0%
__________________
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

In 2010, $742.7 million of gross written premiums were attributable to U.S. treaty property business, of which 69.6% was written on a pro rata basis and 30.4% was written on an excess of loss basis.  Included in gross written premiums for U.S. treaty property business was $43.8 million related to the crop hail line of business.  The Company’s property underwriters utilize sophisticated underwriting methods to analyze and price property business. The Company manages its exposures to catastrophe and other large losses by limiting exposures on individual contracts and limiting aggregate exposures to catastrophes in any particular zone and across contiguous zones.

U.S. treaty casualty business accounted for $331.8 million of gross written premiums in 2010, of which 54.0% was written on a pro rata basis and 46.0% was written on an excess of loss basis.  The treaty casualty business consists of professional liability, D&O liability, workers’ compensation, excess and surplus lines and other liability coverages.  As a result of the complex technical nature of most of these risks, the Company’s casualty underwriters tend to specialize by line of business and work closely with the Company’s pricing actuaries.

The Company’s facultative unit conducts business both through brokers and directly with ceding companies, and consists of four underwriting units representing property, casualty, specialty and national brokerage lines of business.  Business is written from a facultative headquarters office in New York and satellite offices in Boston, Chicago and Oakland.  In 2010, $29.6 million, $26.7 million and $12.9 million of gross written premiums were attributable to the property, casualty and national brokerage lines of business, respectively.

In 2010, 96.0% and 4.0% of the U.S. Reinsurance segment’s gross written premiums were written in the broker reinsurance and direct reinsurance markets, respectively.

U.S. Insurance Segment. In 2010, the Company’s U.S. Insurance segment wrote $850.7 million of gross written premiums, of which 86.5% was casualty and 13.5% was property.  Of the total business written, Everest National wrote $659.2 million and Everest Re wrote $58.0 million, principally targeting commercial property and casualty business written through general agents with program administrators.  Workers’ compensation business accounted for $250.9 million, or 29.5%, of the total business written, including $209.4 million, or 83.5%, of workers’ compensation business written in California.  Everest Indemnity wrote $111.7 million, principally excess and surplus lines insurance business written through surplus lines brokers.  Everest Security wrote $21.8 million, principally non-standard auto insurance written through retail agents.  With respect to insurance written through general agents and surplus lines brokers, the Company supplements the initial underwriting process with periodic claims, underwriting and operational reviews and ongoing monitoring.

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

In 2010, gross written premiums of the A&H unit totaled $123.1 million, primarily written through brokers.

The marine and aviation unit’s 2010 gross written premiums totaled $93.0 million, substantially all of which was written on a treaty basis and sourced through reinsurance brokers.  Of the marine and aviation gross written premiums in 2010, marine treaties represented 75.6% and consisted mainly of hull and cargo coverage.  In 2010, the marine unit’s premiums were written 39.0% on a pro rata basis and 61.0% on an excess of loss basis.  Of the marine and aviation gross written premiums in 2010, aviation premiums accounted for 24.4% and included reinsurance of airline and general aviation risks.  In 2010, the aviation unit's premiums were written 90.7% on a pro rata basis and 9.3% on an excess of loss basis.

In 2010, gross written premiums of the surety unit totaled $50.3 million, 99.7% of which was written on a pro rata basis.  Most of the portfolio is reinsurance of contract surety bonds written directly with ceding companies, with the remainder being trade credit reinsurance, mostly in international markets.

International Segment.  The Company’s International segment focuses on opportunities in the international reinsurance markets.  The Company targets several international markets, including: Canada, with a branch in Toronto; Asia, with a branch in Singapore; and Latin America, Brazil, Africa and the Middle East, which business is serviced from Everest Re’s Miami and New Jersey offices.  The Company also writes from New Jersey “home-foreign” business, which provides reinsurance on the international portfolios of U.S. insurers.  Of the Company’s 2010 international gross written premiums, 82.3% represented property business, while 17.7% represented casualty business.  As with its U.S. operations, the Company’s International segment focuses on financially sound companies that have strong management and underwriting discipline and expertise.  Of the Company’s international business, 70.8% was written through brokers, with 29.2% written directly with ceding companies.

Gross written premiums of the Company’s Canadian branch totaled $186.9 million in 2010 and consisted of 22.6% of pro rata property business, 27.4% of excess property business, 18.0% of pro rata casualty business and 32.0% of excess casualty business.  Of the Canadian gross written premiums, 87.1% consisted of treaty reinsurance, while 12.9% was facultative reinsurance.

The Company’s Singapore branch covers the Asian markets and accounted for $277.7 million of gross written premiums in 2010 and consisted of 65.6% of pro rata property business, 29.1% of excess property business, 4.2% of pro rata casualty business and 1.1% of excess casualty business.

International business written out of Everest Re’s Miami and New Jersey offices accounted for $742.4 million of gross written premiums in 2010 and consisted of 64.2% of pro rata treaty property business, 10.1% of pro rata treaty casualty business, 20.2% of excess treaty property business, 3.9% of excess treaty casualty business and 1.6% of facultative property and casualty business.  Of this international business, 65.7% was sourced from Latin America, 19.7% was sourced from the Middle East, 9.6% was sourced from Africa and 5.0% was home-foreign business.

Bermuda Segment.  The Company’s Bermuda segment writes property and casualty reinsurance through Bermuda Re and property and casualty reinsurance through its UK branch as well as through Ireland.  In 2010, Bermuda Re had gross written premiums of $277.6 million, virtually all of which was treaty reinsurance.

In 2010, the UK branch of Bermuda Re wrote $384.5 million of gross treaty reinsurance premium consisting of 33.6% of pro rata property business, 26.1% of excess property business, 14.8% of pro rata casualty business and 25.5% of excess casualty business.

In 2010, Ireland wrote $70.9 million of gross treaty reinsurance premium consisting of 51.9% of pro rata property business, 34.2% of excess property business, 7.0% of pro rata casualty business and 6.9% of excess casualty business.

Geographic Areas.  The Company conducts its business in Bermuda, the U.S. and a number of foreign countries.  For select financial information about geographic areas, see ITEM 8, “Financial Statements and Supplementary Data” -  Note 19 of Notes to the Consolidated Financial Statements.  Risks attendant to the foreign operations of the Company parallel those attendant to the U.S. operations of the Company, with the primary exception of foreign exchange risks.  For more information about the risks, see ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Safe Harbor Disclosure”.

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

The Company focuses on potential losses that could result from any single event or series of events as part of its evaluation and monitoring of its aggregate exposures to catastrophic events. Accordingly, the Company employs various techniques to estimate the amount of loss it could sustain from any single catastrophic event or series of events in various geographic areas. These techniques range from deterministic approaches, such as tracking aggregate limits exposed in catastrophe-prone zones and applying reasonable damage factors, to modeled approaches that attempt to scientifically measure catastrophe loss exposure using sophisticated Monte Carlo simulation techniques that forecast frequency and severity of expected losses on a probabilistic basis.

No single computer model or group of models is currently capable of projecting the amount and probability of loss in all global geographic regions in which the Company conducts business. In addition, the form, quality and granularity of underwriting exposure data furnished by ceding companies is not uniformly compatible with the data requirements for the Company’s licensed models, which adds to the inherent imprecision in the potential loss projections. Further, the results from multiple models and analytical methods must be combined and interpolated to estimate potential losses by and across business units.  Also, while most models have been updated to incorporate claims information from recent catastrophic events, catastrophe model projections are still inherently imprecise.  In addition, uncertainties with respect to future climatic patterns and cycles add to the already significant uncertainty of loss projections from models using historic long term frequency and severity data.

Nevertheless, when combined with traditional risk management techniques and sound underwriting judgment, catastrophe models are a useful tool for underwriters to price catastrophe exposed risks and for providing management with quantitative analyses with which to monitor and manage catastrophic risk exposures by zone and across zones for individual and multiple events.

Projected catastrophe losses are generally summarized in terms of the probable maximum loss (“PML”).  The Company defines PML as its anticipated loss, taking into account contract terms and limits, caused by a single catastrophe affecting a broad contiguous geographic area, such as that caused by a hurricane or earthquake.  The PML will vary depending upon the modeled simulated losses and the make-up of the in force book of business.  The projected severity levels are described in terms of “return periods”, such as “100-year events” and “250-year events”.  For example, a 100-year PML is the estimated loss to the current in-force portfolio from a single event which has a 1% probability of being exceeded in a twelve month period.  In other words, it corresponds to a 99% probability that the loss from a single event will fall below the indicated PML.  It is important to note that PMLs are estimates.  Modeled events are hypothetical events produced by a stochastic model.  As a result, there can be no assurance that any actual event will align with the modeled event or that actual losses from events similar to the modeled events will not vary materially from the modeled event PML.

From an enterprise risk management perspective, management sets limits on the levels of catastrophe loss exposure the Company may underwrite.  The limits are revised periodically based on a variety of factors, including but not limited to the Company’s financial resources and expected earnings and risk/reward analyses of the business being underwritten.

Management estimates that the projected economic loss from its largest 100-year event in a given zone represents approximately 10% of its projected 2011 shareholders’ equity.  Economic loss is the gross PML reduced by estimated reinstatement premiums to renew coverage and estimated income taxes.  The impact of income taxes on the PML depends on the distribution of the losses by corporate entity, which is also affected by inter-affiliate reinsurance.  Management also monitors and controls its largest PMLs at multiple points along the loss distribution curve, such as loss amounts at the 20, 50, 100, 250, 500 and 1,000 year return periods.  This process enables management to identify and control exposure accumulations and to integrate such exposures into enterprise risk, underwriting and capital management decisions.

The Company’s catastrophe loss projections, segmented by risk zones, are updated quarterly and reviewed as part of a formal risk management review process. The table below reflects the Company’s gross PMLs at various return times for its top three zones/perils (as ranked by the largest 1 in 100 year events) based on loss projection data as of January 1, 2011:

Return Periods (in years)	1 in 20	1 in 50	1 in 100	1 in 250	1 in 500	1 in 1,000
Exceeding Probability	5.0%	2.0%	1.0%	0.4%	0.2%	0.1%

(Dollars in millions)
Zone/Area, Peril
Southeast U.S., Wind	$298	$600	$941	$1,172	$1,333	$1,446
California, Earthquake	84	255	678	838	1,009	1,146
Japan, Wind	136	385	560	625	662	687

The projected economic losses for the top three zones/perils scheduled above are as follows:

Return Periods (in years)	1 in 100	1 in 250	1 in 500	1 in 1,000
Exceeding Probability	1.0%	0.4%	0.2%	0.1%

(Dollars in millions)
Zone/Area, Peril
Southeast U.S., Wind	$640	$799	$918	$1,014
California, Earthquake	536	623	740	823
Japan, Wind	399	442	493	496

The Company considers purchasing retrocessional protection by evaluating the underlying exposures in comparison to the availability of cost-effective protection.  For the period from July 1, 2010 to July 1, 2011, the Company’s International Underwriting Operation has catastrophe loss reinsurance protection in place of 75% of $100.0 million excess $250.0 million, excluding the territories of the U.S., Japan, Europe and Caribbean wind.  The Company continues to evaluate the availability and cost of various retrocessional products and loss mitigation approaches in the marketplace.

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

Terrorism Risk.  The Company has limited exposure to losses from terrorism risk.  While the Company writes some reinsurance contracts covering events of terrorism, the Company’s risk management philosophy is to limit the amount of coverage provided and specifically not provide terrorism coverage for properties or in areas that may be considered a target for terrorists.  Although providing terrorism coverage on reinsurance contracts is negotiable, most insurance policies mandate inclusion of terrorism coverage.  As a result, the Company is exposed to losses from terrorism on its U.S. insurance book of business, particularly its workers’ compensation and property policies.  However, the U.S. insurance book generally does not insure large corporations or corporate locations that represent large concentrations of risk.

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

At December 31, 2010, the Company had $684.7 million in reinsurance receivables with respect to both paid and unpaid losses ceded.  Of this amount, $171.7 million, or 25.1%, was receivable from C.V. Starr (Bermuda) (“C.V. Starr”); $105.0 million, or 15.3% was receivable from Transatlantic Reinsurance Company (“Transatlantic”); $100.0 million, or 14.6%, was receivable from Continental Insurance Company (“Continental”); $48.9 million, or 7.1%, was receivable from Munich Reinsurance Company (“Munich Re”) and $45.0 million, or 6.6%, was receivable from Berkley Insurance Company (“Berkley”).  The receivable from C.V. Starr is fully collateralized by a trust agreement.  The receivable from Continental Insurance Company is collateralized by a funds held arrangement under which we have retained the premiums earned by the retrocessionaire to secure obligations of the retrocessionaire, recorded them as a liability, credited interest on the balances at a stated contractual rate and reduced the liability account as payments became due.  As of December 31, 2010, such funds had reduced the Company’s net exposure to Continental to $5.6 million.  No other retrocessionaire accounted for more than 5% of the Company’s receivables. Although management carefully selects its reinsurers, the Company is subject to credit risk with respect to its reinsurance because the ceding of risk to reinsurers does not relieve the Company of its liability to insureds or ceding companies.  See ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition”.

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

Like many other property and casualty insurance and reinsurance companies, the Company has experienced adverse loss development for prior accident years, which has led to increases in losses and LAE reserves and corresponding charges to income (loss) in the periods in which the adjustments were made.  There can be no assurance that adverse development from prior years will not continue in the future or that such adverse development will not have a material adverse effect on net income (loss).

Changes in Historical Reserves.
The following table shows changes in historical loss reserves for the Company for 2000 and subsequent years.  The table is presented on a GAAP basis except that the Company’s loss reserves for its Canadian branch operations are presented in Canadian dollars, the impact of which is not material.  The top line of the table shows the estimated reserves for unpaid losses and LAE recorded at each year end date.  The upper (paid) portion of the table presents the related cumulative amounts paid through each subsequent year end.  The lower (liability re-estimated) portion shows the re-estimated amount of the original reserves as of the end of each succeeding year.  The reserve estimates have been revised as more information became known about the actual claims for which the reserves were carried.  The cumulative (deficiency)/redundancy line represents the cumulative change in estimates since the initial reserve was established.  It is equal to the initial reserve less the latest estimate of the ultimate liability.

Since the Company has international operations, some of its loss reserves are established in foreign currencies and converted to U.S. dollars for financial reporting.  Changes in conversion rates from period to period impact the U.S. dollar value of carried reserves and correspondingly, the cumulative deficiency line of the table.  However, unlike other reserve development that affects net income (loss), the impact of currency translation is a component of other comprehensive income (loss).  To differentiate these two reserve development components, the translation impacts for each calendar year are reflected in the table of Effects on Pre-tax Income Resulting from Reserve Re-estimates.

Each amount other than the original reserves in the top half of the table below includes the effects of all changes in amounts for prior periods. For example, if a loss settled in 2003 for $100,000, was first reserved in 2000 at $60,000 and remained unchanged until settlement, the $40,000 deficiency (actual loss minus original estimate) would affect the cumulative deficiency for each of the years in 2000 through 2002.  Conditions and trends that have affected development of the ultimate liability in the past are not indicative of future developments.  Accordingly, it is not appropriate to extrapolate future redundancies or deficiencies based on this table.

Ten Year GAAP Loss Development Table Presented Net of Reinsurance with Supplemental Gross Data (1) (2)

(Dollars in millions)	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010
Net Reserves for unpaid
loss and LAE	$3,364.9	$3,472.5	$3,895.8	$5,158.4	$6,766.9	$8,175.4	$8,078.9	$8,324.7	$8,214.7	$8,315.9	$8,650.7
Paid (cumulative) as of:
One year later	718.1	892.7	902.6	1,141.7	1,553.1	2,116.9	1,915.4	1,816.4	1,997.2	1,988.7
Two years later	1,264.2	1,517.9	1,641.7	1,932.6	2,412.3	3,447.8	3,192.8	3,182.2	3,405.8
Three years later	1,637.5	2,033.5	2,176.8	2,404.6	3,181.4	4,485.2	4,246.3	4,191.7
Four years later	2,076.0	2,413.1	2,485.2	2,928.5	3,854.8	5,306.5	5,036.3
Five years later	2,286.4	2,612.3	2,836.6	3,451.1	4,459.5	5,950.6
Six years later	2,482.5	2,867.9	3,241.5	3,948.3	4,952.9
Seven years later	2,705.9	3,172.2	3,670.5	4,340.8
Eight years later	2,998.5	3,537.5	3,986.9
Nine years later	3,211.5	3,771.2
Ten years later	3,482.3
Net Liability re-estimated as of:
One year later	3,364.9	3,612.6	4,152.7	5,470.4	6,633.7	8,419.8	8,356.7	8,112.9	8,461.9	8,229.4
Two years later	3,484.6	3,901.8	4,635.0	5,407.1	6,740.5	8,609.2	8,186.3	8,307.6	8,382.7
Three years later	3,688.6	4,400.0	4,705.3	5,654.5	7,059.9	8,489.7	8,398.7	8,267.1
Four years later	4,210.3	4,516.7	5,062.5	6,073.1	6,996.7	8,683.8	8,401.8
Five years later	4,216.5	4,814.0	5,507.1	6,093.4	7,162.2	8,729.6
Six years later	4,379.3	5,240.2	5,544.9	6,227.0	7,246.3
Seven years later	4,773.4	5,257.5	5,623.8	6,329.0
Eight years later	4,768.1	5,295.4	5,698.9
Nine years later	4,761.4	5,339.0
Ten years later	4,772.0

Cumulative (deficiency)/redundancy	$(1,407.1)	$(1,866.5)	$(1,803.2)	$(1,170.6)	$(479.3)	$(554.2)	$(322.9)	$57.7	$(168.1)	$86.5

Gross liability - end of year	$3,853.7	$4,356.0	$4,985.8	$6,424.7	$7,886.6	$9,175.1	$8,888.0	$9,032.2	$8,905.9	$8,957.4	$9,340.1
Reinsurance receivable	488.8	883.5	1,090.0	1,266.3	1,119.6	999.7	809.1	707.4	691.2	641.5	689.4
Net liability-end of year	$3,364.9	$3,472.5	$3,895.8	$5,158.4	$6,766.9	$8,175.4	$8,078.9	$8,324.7	$8,214.7	$8,315.9	$8,650.7
Gross re-estimated liability
at December 31, 2010	$6,061.2	$6,781.0	$7,124.7	$7,736.3	$8,433.6	$9,818.2	$9,205.2	$8,941.6	$9,047.5	$8,881.4
Re-estimated receivable
at December 31, 2010	1,289.2	1,442.0	1,425.7	1,407.2	1,187.4	1,088.5	803.5	674.5	664.8	652.0
Net re-estimated liability
at December 31, 2010	$4,772.0	$5,339.0	$5,698.9	$6,329.0	$7,246.3	$8,729.6	$8,401.8	$8,267.1	$8,382.7	$8,229.4
Gross cumulative
(deficiency)/redundancy	$(2,207.5)	$(2,425.0)	$(2,138.9)	$(1,311.6)	$(547.1)	$(643.1)	$(317.3)	$90.6	$(141.6)	$76.0

(1) The Canadian Branch reserves are reflected in Canadian dollars.
(2) Some amounts may not reconcile due to rounding.

Every year in the above table, except 2007 and 2009, reflects a cumulative deficiency, also referred to as adverse development, with the largest indicated cumulative deficiency in 2001.  Three classes of business were the principal contributors to those deficiencies: 1) the run-off of asbestos claims for both direct and reinsurance business has significantly contributed to the cumulative deficiencies for all years presented through 2006; 2) professional liability reinsurance, general casualty reinsurance and workers’ compensation insurance contributed to the deficiencies for years 2000 through 2003; and 3) property catastrophe adverse development contributed to the deficiency for 2005.

In 2007, the Company completed a detailed study of its asbestos experience and its cedants’ asbestos exposures and also considered industry trends.  As a result of the study, the Company increased its gross reinsurance asbestos reserves by $250.0 million and increased its gross direct asbestos reserves by $75.0 million.  These reserve increases, as well as adverse development on asbestos in prior years, have a significant impact on the cumulative deficiencies.  Subsequent to the study, the Company’s loss activity has been in line with expectations per the reserves established at December 31, 2007.  The Company’s A&E reserves represent management’s best estimate of the ultimate liability, however, there can be no assurance that ultimate loss payments will not exceed such reserves, perhaps by a significant amount.  No additional gross reserve strengthening was made during 2008 through 2010.

In the professional liability reinsurance class, the early 2000s saw a proliferation of claims relating to bankruptcies and other corporate, financial and/or management improprieties.  This resulted in an increase in the frequency and severity of claims under the professional liability policies reinsured by the Company.  In the general casualty area, the Company has experienced claim frequency and severity greater than expected in the Company’s pricing and reserving assumptions, particularly for the 2000 accident year.

In the workers’ compensation insurance class, the majority of which was written in California, the Company has experienced adverse development primarily for accident years 2001 and 2002 due to higher than expected claim frequency and severity.  As a result of significant growth in this book of business in a challenging business environment, the Company’s writings in this class were subject to more relative variability than in some of its established and/or stable lines of business.  Although cumulative results through 2010 continue to be profitable for this book of business, there was some deterioration in claim frequency and severity related to accident years 2001 and 2002.

The adverse development on the 2008 outstanding reserves was primarily attributable to foreign exchange rate movements resulting in an increase in the U.S. dollar reserves.  In addition, the Company experienced adverse development on liability exposures for sub-prime for accident years 2006-2008 and contractors’ liability exposures for accident years 2001-2005.  The contractor liability exposures are currently in run-off.  The Company also experienced adverse development on property lines but was offset by favorable development on other casualty lines.

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

The following table is derived from the Ten Year GAAP Loss Development Table above and summarizes the effect of reserve re-estimates, net of reinsurance, on calendar year operations by accident year for the same ten year period ended December 31, 2010.  Each column represents the amount of net reserve re-estimates made in the indicated calendar year and shows the accident years to which the re-estimates are applicable.  The amounts in the total accident year column on the far right represent the cumulative reserve re-estimates for the indicated accident years.

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
											Re-estimates
											for Each
(Dollars in millions)	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	Accident Year
Accident Years
2000 and prior	$-	$(119.7)	$(204.1)	$(521.7)	$(6.1)	$(162.8)	$(394.1)	$5.3	$6.6	$(10.5)	$(1,407.1)
2001		(20.4)	(85.2)	23.5	(110.6)	(134.4)	(32.1)	(22.7)	(44.5)	(33.1)	(459.4)
2002			32.3	15.9	46.4	(60.0)	(18.4)	(20.5)	(41.1)	(31.5)	(76.8)
2003				170.3	133.7	109.7	26.0	17.5	(54.5)	(27.1)	375.7
2004					69.9	140.7	99.2	83.5	(32.1)	18.1	379.2
2005						(137.6)	130.1	56.3	(28.6)	38.2	58.4
2006							(88.4)	50.9	(18.3)	42.8	(13.1)
2007								41.5	17.6	43.6	102.7
2008									(52.5)	38.6	(13.9)
2009										7.4	7.4
Total calendar year effect	$-	$(140.1)	$(256.9)	$(312.0)	$133.3	$(244.4)	$(277.8)	$211.8	$(247.2)	$86.5
Canada (1)	7.4	(1.4)	(26.6)	(16.3)	(6.6)	(0.5)	(49.6)	63.7	(39.4)	(21.2)
Translation adjustment	(17.7)	38.4	86.7	78.9	(100.3)	109.3	120.9	(310.4)	157.8	(34.5)
Re-estimate of net reserve after translation adjustment	$(10.3)	$(103.1)	$(196.8)	$(249.4)	$26.4	$(135.6)	$(206.5)	$(34.9)	$(128.8)	$30.9

(1)	This adjustment converts Canadian dollars to U.S. dollars.
(Some amounts may not reconcile due to rounding.)

The reserve development by accident year reflected in the above table was generally the result of the same factors described above that caused the deficiencies shown in the Ten Year GAAP Loss Development Table. The unfavorable development experienced in the 2000 and prior accident years relate principally to the previously discussed asbestos development.  Other business areas contributing to adverse development were casualty reinsurance, including professional liability classes and workers’ compensation insurance, where, in retrospect, the Company’s initial estimates of losses were underestimated principally as the result of unanticipated variability in the underlying exposures.  The favorable development for accident years 2003 through 2004 relates primarily to favorable experience with respect to property reinsurance business.  In addition, casualty reinsurance has reflected favorable development for accident years 2003 to 2006.

The Company’s loss reserving methodologies continuously monitor the emergence of loss and loss development trends, seeking, on a timely basis, to both adjust reserves for the impact of trend shifts and to factor the impact of such shifts into the Company’s underwriting and pricing on a prospective basis.

The following table presents a reconciliation of beginning and ending reserve balances for the periods indicated on a GAAP basis:

	Years Ended December 31,
(Dollars in millions)	2010	2009	2008

Gross reserves at beginning of period	$8,937.9	$8,840.7	$9,040.6
Incurred related to:
Current year	2,976.6	2,245.3	2,404.1
Prior years	(30.9)	128.8	34.9
Total incurred losses	2,945.7	2,374.1	2,439.0
Paid related to:
Current year	568.3	388.2	495.1
Prior years	1,988.7	1,997.2	1,816.4
Total paid losses	2,557.1	2,385.4	2,311.5
Foreign exchange/translation adjustment	(34.5)	157.8	(310.4)
Change in reinsurance receivables on unpaid losses and LAE	48.2	(49.2)	(17.0)
Gross reserves at end of period	$9,340.2	$8,937.9	$8,840.7

(Some amounts may not reconcile due to rounding.)

Prior years’ reserves decreased by $30.9 million and increased by $128.8 million and $34.9 million for the years ended December 31, 2010, 2009 and 2008, respectively.  The decrease for 2010 was attributable to a $140.8 million decrease in non-US reinsurance business (Bermuda and International), partially offset by the $109.9 million increase in the US insurance, specialty, and reinsurance business.  The decrease in the non-US reinsurance business was due to reserve studies that indicated net favorable reserve development, as well as reductions in loss estimates for prior year catastrophes.  The increase in the US reinsurance is primarily due to reserve strengthening in casualty lines for construction liability claims and the increase in the US insurance business is due to reserve strengthening on several terminated programs.

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

Reserves for Asbestos and Environmental Losses and LAE.
At December 31, 2010, the Company’s gross reserves for A&E claims represented 5.9% of its total reserves.  The Company’s A&E liabilities stem from Mt. McKinley’s direct insurance business and Everest Re’s assumed reinsurance business.  There are significant uncertainties in estimating the amount of the Company’s potential losses from A&E claims and ultimate values cannot be estimated using traditional reserving techniques.  See ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asbestos and Environmental Exposures” and Item 8, “Financial Statements and Supplementary Data” - Note 3 of Notes to Consolidated Financial Statements.

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

The following table summarizes the composition of the Company’s total reserves for A&E losses, gross and net of reinsurance, for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	2010	2009	2008
Case reserves reported by ceding companies	$135.4	$141.5	$161.0
Additional case reserves established by the Company (assumed reinsurance)(1)	116.1	150.2	139.7
Case reserves established by the Company (direct insurance)	38.9	63.0	133.8
Incurred but not reported reserves	264.4	283.9	352.3
Gross reserves	554.8	638.7	786.8
Reinsurance receivable	(21.9)	(25.6)	(37.7)
Net reserves	$532.9	$613.1	$749.1
______________
(1)	Additional reserves are case specific reserves established by the Company in excess of those reported by the ceding company, based on the Company’s assessment of the covered loss.

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

Activity in the reserve for future policy benefits is summarized for the periods indicated:

	At December 31,
(Dollars in millions)	2010	2009	2008
Balance at beginning of year	$64.5	$66.2	$78.4
Liabilities assumed	0.2	0.3	0.2
Adjustments to reserves	2.9	8.8	6.5
Benefits paid in the current year	(4.7)	(10.8)	(19.0)
Balance at end of year	$63.0	$64.5	$66.2

(Some amounts may not reconcile due to rounding.)

Investments.
The board of directors of each of the Company’s operating subsidiaries is responsible for establishing investment policy and guidelines and, together with senior management, for overseeing their execution.

The Company’s principal investment objectives are to ensure funds are available to meet its insurance and reinsurance obligations and to maximize after-tax investment income while maintaining a high quality diversified investment portfolio.  Considering these objectives, the Company views its investment portfolio as having two components: 1) the investments needed to satisfy outstanding liabilities (its core fixed maturities portfolio) and 2) investments funded by the Company’s shareholders’ equity.

For the portion needed to satisfy global outstanding liabilities, the Company generally invests in taxable and tax-preferenced fixed income securities with an average credit quality of Aa2, as rated by Moody’s Investors Service, Inc. (“Moody’s”).  For the U.S. portion of this portfolio, the Company’s mix of taxable and tax-preferenced investments is adjusted periodically, consistent with the Company’s current and projected U.S. operating results, market conditions and the Company’s tax position.  This global fixed maturity securities portfolio is externally managed by an independent, professional investment manager using portfolio guidelines approved by the Company.

Over the past few years and particularly in 2010, the Company expanded the allocation of its investments funded by shareholders’ equity to include: 1) a greater percentage of publicly traded equity securities, 2) emerging market fixed maturities through mutual fund structures, 3) high yield fixed maturities, 4) bank loan securities and 5) private equity limited partnership investments.  The objective of this portfolio diversification is to enhance the risk-adjusted total return of the investment portfolio by allocating a prudent portion of the portfolio to higher return asset classes, which are also less subject to changes in value with movements in interest rates.  The Company limits its allocation to these asset classes because of 1) the potential for volatility in their values and 2) the impact of these investments on regulatory and rating agency capital adequacy models.  The Company use investment managers experienced in these markets and adjusts its allocation to these investments based upon market conditions.  At December 31, 2010, the market value of investments in these investment market sectors, carried at both market and fair value, approximated 36% of shareholders’ equity.

The duration of an investment is based on the maturity of the security but also reflects the payment of interest and the possibility of early prepayments.  The Company’s fixed income investment guidelines include a general duration guideline.  This investment duration guideline is established and periodically revised by management, which considers economic and business factors, as well as the Company’s average duration of potential liabilities, which, at December 31, 2010, is estimated at approximately 3.8 years, based on the estimated payouts of underwriting liabilities using standard duration calculations.

The duration of the fixed income portfolio at December 31, 2010 and 2009 was 3.8 years.  The Company shortened the duration of its portfolio in response to very low available yields, particularly on securities with longer maturities.  As a result, the Company has focused on purchasing high quality, shorter duration investments and investments with floating rate yields.  These investments will be less subject to decline in market value if interest rates rise in the future, as forecasted by most investment analysts.

For each currency in which the Company has established substantial loss and LAE reserves, the Company seeks to maintain invested assets denominated in such currency in an amount approximately equal to the estimated liabilities.  Approximately 28% of the Company’s consolidated reserves for losses and LAE and unearned premiums represent amounts payable in foreign currencies.

The Company’s net investment income was $653.5 million, $547.8 million and $565.9 million for the years ended December 31, 2010, 2009 and 2008, respectively.  The increase for the year ended 2010 was primarily due to the changes in reported income (loss) from our limited partnership investments.

In addition to the increase in investment income, the economic and financial market improvements resulted in net realized capital gains for 2010 of $101.9 million.  In 2010, the Company recorded $70.4 million of gains due to fair value re-measurements on fixed maturity and equity securities and $34.5 million of net realized capital gains from sales of fixed maturity and equity securities, partially offset by $3.0 million of other-than-temporary impairments on fixed maturity securities.  The gains on the sales of fixed maturity securities were primarily the result of selling securities in foreign currencies, which will reduce exposure to currency fluctuations in the future.  In 2009, net realized capital losses were $2.3 million, due to $29.4 million of net realized capital losses from sales of fixed maturity and equity securities and $13.2 million of other-than-temporary impairments on fixed maturity securities, partially offset by $40.2 million of gains due to fair value re-measurements on fixed maturity and equity securities.  In 2008, net realized capital losses were $695.8 million, due to $276.0 million in losses from fair value re-measurements primarily on equity securities as a result of the global financial markets credit crisis, $243.3 million of losses from sales of fixed maturity and equity securities and $176.5 million of other-than-temporary impairments on available for sale fixed maturity securities.

The Company’s cash and invested assets totaled $15.4 billion at December 31, 2010, which consisted of 89.0% fixed maturities and cash, of which 94.7% were investment grade; 7.1% equity securities and 3.9% other invested assets. The average maturity of fixed maturity securities was 6.1 years at December 31, 2010, and their overall duration was 3.8 years.

As of December 31, 2010, the Company did not have any direct investments in commercial real estate or direct commercial mortgages or any material holdings of derivative investments (other than equity index put option contracts as discussed in ITEM 8, “Financial Statements and Supplementary Data” - Note 4 of Notes to Consolidated Financial Statements) or securities of issuers that are experiencing cash flow difficulty to an extent that the Company’s management believes could threaten the issuer’s ability to meet debt service payments, except where other-than-temporary impairments have been recognized.

The Company’s investment portfolio includes structured commercial mortgage-backed securities (“CMBS”) with a book value of $324.9 million and a market value of $337.2 million.  CMBS securities comprising more than 61% of the December 31, 2010 market value are rated AAA by Standard & Poor’s Financial Services LLC (“Standard & Poor’s”).  Furthermore, securities comprising more than 92% of the market value are rated investment grade by Standard & Poor’s.

At December 31, 2010, the Company’s fixed maturity portfolio included $1.5 million in book value of asset-backed securities with sub-prime mortgage loan exposure and the market value of these investments was $2.0 million.  Sub-prime mortgage loans generally represent loans made to borrowers with limited or blemished credit records.

The following table reflects investment results for the Company for the periods indicated:

	December 31,
				Pre-tax	Pre-tax
		Pre-tax	Pre-tax	Realized Net	Unrealized Net
	Average	Investment	Effective	Capital (Losses)	Capital Gains
(Dollars in millions)	Investments (1)	Income (2)	Yield	Gains (3)	(Losses)
2010	$15,297.4	$653.5	4.27%	$101.9	$48.4
2009	14,472.8	547.8	3.79%	(2.3)	636.7
2008	14,411.8	565.9	3.93%	(695.8)	(310.4)
2007	14,491.7	682.4	4.71%	86.3	21.4
2006	13,446.5	629.4	4.68%	35.1	131.7

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
(3) Included in 2010, 2009, 2008 and 2007, are fair value re-measurements of $70.4 million, $40.2 million, ($276.0) million and $76.6 million, respectively.
(Some amounts may not reconcile due to rounding.)

The amortized cost, market value and gross unrealized appreciation and depreciation of available for sale, fixed maturity and equity security investments, carried at market value, are as follows for the periods indicated:

	At December 31, 2010
	Amortized	Unrealized	Unrealized	Market
(Dollars in millions)	Cost	Appreciation	Depreciation	Value
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$394.7	$12.8	$(5.7)	$401.8
Obligations of U.S. states and political subdivisions	2,809.5	116.9	(24.9)	2,901.5
Corporate securities	2,917.0	168.7	(16.5)	3,069.2
Asset-backed securities	210.7	7.8	(0.2)	218.3
Mortgage-backed securities
Commercial	324.9	17.8	(5.5)	337.2
Agency residential	2,018.4	76.4	(1.5)	2,093.3
Non-agency residential	76.3	1.2	(1.7)	75.7
Foreign government securities	1,584.4	79.7	(25.7)	1,638.4
Foreign corporate securities	1,675.4	71.3	(31.6)	1,715.1
Total fixed maturity securities	$12,011.3	$552.4	$(113.3)	$12,450.5
Equity securities	$363.3	$3.0	$(2.6)	$363.7

(Some amounts may not reconcile due to rounding.)

	At December 31, 2009
	Amortized	Unrealized	Unrealized	Market
(Dollars in millions)	Cost	Appreciation	Depreciation	Value
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$339.8	$17.9	$(3.5)	$354.2
Obligations of U.S. states and political subdivisions	3,694.3	183.8	(24.3)	3,853.8
Corporate securities	2,421.9	107.8	(33.0)	2,496.7
Asset-backed securities	310.4	7.7	(4.4)	313.7
Mortgage-backed securities
Commercial	475.2	5.2	(37.8)	442.6
Agency residential	2,310.8	61.5	(3.9)	2,368.4
Non-agency residential	177.5	0.2	(17.1)	160.6
Foreign government securities	1,507.4	100.3	(16.9)	1,590.8
Foreign corporate securities	1,377.4	72.4	(24.7)	1,425.1
Total fixed maturity securities	$12,614.7	$556.8	$(165.6)	$13,005.9
Equity securities	$14.0	$2.3	$-	$16.3

(Some amounts may not reconcile due to rounding.)

The following table represents the credit quality distribution of the Company’s fixed maturities for the periods indicated:

	At December 31,
	2010		2009
(Dollars in millions)	Market	Percent of	Market	Percent of
Rating Agency Credit Quality Distribution:	Value	Total	Value	Total
AAA	$5,293.2	42.5%	$5,715.0	43.9%
AA	2,612.5	21.0%	2,736.6	21.0%
A	2,646.0	21.3%	2,807.0	21.6%
BBB	1,221.3	9.8%	1,450.0	11.2%
BB	393.0	3.2%	103.2	0.8%
B	247.3	2.0%	88.0	0.7%
Other	37.2	0.3%	106.2	0.8%
Total	$12,450.5	100.0%	$13,005.9	100.0%

(Some amounts may not reconcile due to rounding.)

The following table summarizes fixed maturities by contractual maturity for the periods indicated:

	At December 31,
	2010		2009
	Market	Percent of	Market	Percent of
(Dollars in millions)	Value	Total	Value	Total
Fixed maturity securities - available for sale
Due in one year or less	$580.5	4.7%	$652.5	5.0%
Due after one year through five years	4,057.2	32.6%	3,151.8	24.2%
Due after five years through ten years	2,686.1	21.6%	2,634.7	20.3%
Due after ten years	2,402.2	19.3%	3,281.6	25.2%
Asset-backed securities	218.3	1.8%	313.7	2.4%
Mortgage-backed securities	2,506.2	20.0%	2,971.6	22.8%
Total fixed maturity securities	$12,450.5	100.0%	$13,005.9	100.0%

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

All of the below-mentioned ratings are continually monitored and revised, if necessary, by each of the rating agencies.  The ratings presented in the following table were in effect as of February 28, 2011.

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

A.M. Best states that the “A+” (“Superior”) rating is assigned to those companies which, in its opinion, have a superior ability to meet their ongoing insurance policy and contract obligations based on A.M. Best’s comprehensive quantitative and qualitative evaluation of a company’s balance sheet strength, operating performance and business profile.  Standard & Poor’s states that the “A+” rating is assigned to those insurance companies which, in its opinion, have strong financial security characteristics with respect to their ability to pay under its insurance policies and contracts in accordance with their terms.  Moody’s states that insurance companies rated “Aa” offer excellent financial security.  Together with the “Aaa” rated companies, “Aa” rated companies constitute what are generally known as high-grade companies, with “Aa” rated companies generally having somewhat larger long-term risks.

Subsidiaries other than Everest Re and Bermuda Re may not be rated by some or any rating agencies because such ratings are not considered essential by the individual subsidiary’s customers or because of the limited nature of the subsidiary’s operations.  In particular, Mt. McKinley is not rated because it is in run-off status.

Debt Ratings.
The following table shows the debt ratings by A.M. Best, Standard & Poor’s and Moody’s of the Holdings’ senior notes due October 15, 2014, long term notes due May 1, 2067 and Everest Re Capital Trust II’s (“Capital Trust II”) trust preferred securities due March 29, 2034, all of which are considered investment grade.  Debt ratings are the rating agencies’ current assessment of the credit worthiness of an obligor with respect to a specific obligation.

	A.M. Best		Standard & Poor's		Moody's
Senior Notes	a-	(Strong)	A-	(Strong)	A3	(Good)
Trust Preferred Securities	bbb+	(Adequate)	BBB	(Adequate)	Baa1	(Adequate)
Long Term Notes	bbb	(Adequate)	BBB	(Adequate)	Baa1	(Adequate)

A debt rating of “a-” is assigned by A.M. Best where the issuer, in A.M. Best’s opinion, has a strong ability to meet the terms of the obligation.  A.M. Best assigns a debt rating in the “bbb” range where the issuer, in A.M. Best’s opinion, has adequate ability to meet the terms of the obligation.  Standard & Poor’s assigns a debt rating in the “A” range to issuers that exhibit strong capacity and willingness to meet its financial commitments on obligations as they come due.  A debt rating in the “BBB” range is assigned by Standard & Poor’s where the issuers exhibit adequate protection parameters although adverse economic conditions or changing circumstances are more likely to lead to a weakened capacity of the obligor to meet its financial commitment on the obligation.  According to Moody’s, a debt rating of “A3” is assigned to issues that are considered upper-medium-grade obligations and subject to low credit risk.  Obligations rated “Baa1” are subject to moderate credit risk and are considered medium-grade and as such may possess certain speculative characteristics.

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

Worldwide insurance and reinsurance market conditions continued to be very competitive, particularly in the casualty lines of business.  Generally, there was ample insurance and reinsurance capacity relative to demand.  We noted, however, that in many markets and lines during 2009 and 2010, the rates of decline have slowed, pricing in some segments was relatively flat and there was upward movement in some others, particularly property catastrophe coverage in Latin America and Australia where there have been significant losses.  Competition and its effect on rates, terms and conditions vary widely by market and coverage yet continues to be most prevalent in the U.S. casualty insurance and reinsurance markets.  The U.S. insurance markets in which we participate were extremely competitive as well.

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

Employees.
As of February 1, 2011, the Company employed 973 persons, which includes the employees from the acquisition of Heartland Crop Insurance, Inc. in January 2011.  Management believes that employee relations are good.  None of the Company’s employees are subject to collective bargaining agreements, and the Company is not aware of any current efforts to implement such agreements.

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

Dividends.  Under Bermuda law, Group is prohibited from declaring or paying a dividend if such payment would reduce the realizable value of its assets to an amount less than the aggregate value of its liabilities and its issued share capital and share premium (additional paid-in capital) accounts.  Group’s ability to pay dividends and its operating expenses is partially dependent upon dividends from its subsidiaries.  The payment of dividends by insurance subsidiaries is limited under Bermuda law as well as the laws of the various U.S. states in which Group’s insurance and reinsurance subsidiaries are domiciled or deemed domiciled.  The limitations are generally based upon net income (loss) and compliance with applicable policyholders’ surplus or minimum solvency and liquidity requirements as determined in accordance with the relevant statutory accounting practices.  Under Irish corporate and regulatory law, Holdings Ireland and its subsidiaries are limited as to the dividends they can pay based on retained earnings and net income (loss) and/or capital and minimum solvency requirements.  As Holdings has outstanding debt obligations, it is dependent upon dividends and other permissible payments from its operating subsidiaries to enable it to meet its debt and operating expense obligations and to pay dividends.

Under Bermuda law, Bermuda Re and Everest International are unable to declare or make payment of a dividend if they fail to meet their minimum solvency margin or minimum liquidity ratio.  As long term insurers, Bermuda Re and Everest International are also unable to declare or pay a dividend to anyone who is not a policyholder unless, after payment of the dividend, the value of the assets in their long term business fund, as certified by their approved actuary, exceeds their liabilities for long term business by at least the $250,000 minimum solvency margin.  Prior approval of the Bermuda Monetary Authority is required if Bermuda Re’s or Everest International’s dividend payments would reduce their prior year end total statutory capital by 15.0% or more.  At December 31, 2010, Bermuda Re and Everest International exceeded their solvency and liquidity requirements by a significant margin.

The payment of dividends to Holdings by Everest Re is subject to limitations imposed by Delaware law.  Generally, Everest Re may only pay dividends out of its statutory earned surplus, which was $2,527.5 million at December 31, 2010, and only after it has given 10 days prior notice to the Delaware Insurance Commissioner.  During this 10-day period, the Commissioner may, by order, limit or disallow the payment of ordinary dividends if the Commissioner finds the insurer to be presently or potentially in financial distress.

Further, the maximum amount of dividends that may be paid without the prior approval of the Delaware Insurance Commissioner in any twelve month period is the greater of (1) 10% of the insurer’s statutory surplus as of the end of the prior calendar year or (2) the insurer’s statutory net income (loss), not including realized capital gains (losses), for the prior calendar year.  Accordingly, the maximum amount that will be available for the payment of dividends by Everest Re in 2011 without triggering the requirement for prior approval of regulatory authorities in connection with a dividend is $252.8 million.

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

Everest Re is licensed as a property and casualty reinsurer in Canada. It is also authorized to conduct reinsurance business in Singapore and Brazil.  Everest Re can also write reinsurance in other foreign countries. Because some jurisdictions require a reinsurer to register in order to be an acceptable market for local insurers, Everest Re is registered as a foreign insurer and/or reinsurer in the following countries: Argentina, Bolivia, Chile, Colombia, Ecuador, El Salvador, Guatemala, Honduras, Mexico, Peru, Venezuela and the Philippines. Everest National is licensed in 50 states and the District of Columbia.  Everest Indemnity is licensed in Delaware and is eligible to write insurance on a surplus lines basis in 49 states, the District of Columbia and Puerto Rico.  Everest Security is licensed in Georgia and Alabama.  Mt. McKinley is licensed in Delaware and California.  Bermuda Re and Everest International are registered as Class 4 and long term insurers in Bermuda.  Bermuda Re is also an authorized reinsurer in the U.K.

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

Based on their financial positions at December 31, 2010, Everest Re, Everest National, Everest Indemnity and Everest Security significantly exceed the minimum thresholds.  Since Mt. McKinley ceased writing new and renewal insurance in 1985, its domiciliary regulator, the Delaware Insurance Commissioner, has exempted Mt. McKinley from complying with RBC requirements.

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

Prolonged and severe disruptions in the public debt and equity markets, such as occurred during 2008, could result in significant realized and unrealized losses in our investment portfolio. For the year ended December 31, 2008, we incurred $695.8 million of realized investment gains and $310.4 million of unrealized investment losses.  Although financial markets significantly improved during 2009 and 2010, they could deteriorate in the future and again result in substantial realized and unrealized losses, which could have a material adverse impact on our results of operations, equity, business and insurer financial strength and debt ratings.

Our results could be adversely affected by catastrophic events.

We are exposed to unpredictable catastrophic events, including weather-related and other natural catastrophes, as well as acts of terrorism.  Any material reduction in our operating results caused by the occurrence of one or more catastrophes could inhibit our ability to pay dividends or to meet our interest and principal payment obligations.  Subsequent to April 1, 2010, we define a catastrophe as an event that causes a loss on property exposures before reinsurance of at least $10.0 million, before corporate level reinsurance and taxes.  Prior to April 1, 2010, we used a threshold of $5.0 million.  By way of illustration, during the past five calendar years, pre-tax catastrophe losses, net of contract specific reinsurance but before cessions under corporate reinsurance programs, were as follows:

Calendar year:	Pre-tax catastrophe losses
(Dollars in millions)
2010	$571.1
2009	67.4
2008	364.3
2007	160.0
2006	287.9

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

Calendar year:	Effect on pre-tax net income
(Dollars in millions)
2010	$30.9	increase
2009	128.8	decrease
2008	34.9	decrease
2007	206.5	decrease
2006	135.6	decrease

See ITEM 1,  “Business - Changes in Historical Reserves,” which provides a more detailed chart showing the effect of reserve re-estimates on calendar year operating results for the past ten years.

The difficulty in estimating our reserves is significantly more challenging as it relates to reserving for potential A&E liabilities. At year-end 2010, 5.9% of our gross reserves were comprised of A&E reserves. A&E liabilities are especially hard to estimate for many reasons, including the long delays between exposure and manifestation of any bodily injury or property damage, difficulty in identifying the source of the asbestos or environmental contamination, long reporting delays and difficulty in properly allocating liability for the asbestos or environmental damage.  Legal tactics and judicial and legislative developments affecting the scope of insurers’ liability, which can be difficult to predict, also contribute to uncertainties in estimating reserves for A&E liabilities.

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

Our active insurance company subsidiaries currently hold financial strength ratings assigned by third-party rating agencies which assess and rate the claims paying ability and financial strength of insurers and reinsurers. Our active subsidiaries carry an “A+” (“Superior”) rating from A.M. Best. Everest Re, Bermuda Re, Ireland Re and Everest National hold an “A+” (“Strong”) rating from Standard & Poor’s. Everest Re and Bermuda Re hold an “Aa3” (“Excellent”) rating from Moody’s.  Financial strength ratings are used by client companies and agents and brokers that place the business as an important means of assessing the financial strength and quality of reinsurers. A downgrade or withdrawal of any of these ratings might adversely affect our ability to market our insurance products and could have a material and adverse effect on future prospects for growth and profitability.

On March 13, 2009, Everest Re’s, Bermuda Re’s and Everest National’s ratings were downgraded one level by Standard & Poor’s to “A+”. However, we cannot assure that a further downgrade will not occur in the future if we do not continue to meet the evolving criteria expected of our current rating. In that regard, several of the rating agencies are in the process of modifying their approaches to evaluating enterprise risk management and its impact on ratings. Therefore, we cannot predict the outcome of this reassessment or its potential impact upon our ratings.

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

	2010	2009	2008	2007	2006
Percentage of ceded written premiums to gross written premiums	6.1%	4.8%	4.7%	3.9%	3.1%

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

According to Standard & Poor’s, we rank among the top ten global reinsurance groups, in which almost three-quarters of the market share is concentrated.  The worldwide premium available to the reinsurance market, for both life and non-life business, was estimated to be $157 billion in 2009 according to data compiled by the International Association of Insurance Supervisors.  The top twenty groups in our industry represent just over 85% of these revenues.  The leaders in this market are Munich Re, Swiss Re, Hannover Ruckversicherung AG, Berkshire Hathaway Inc., SCOR and syndicates at Lloyd’s.  Some of these competitors have greater financial resources than we do and have established long term and continuing business relationships throughout the industry, which can be a significant competitive advantage.  In addition, the lack of strong barriers to entry into the reinsurance business and the potential for securitization of reinsurance and insurance risks through capital markets provide additional sources of potential reinsurance and insurance capacity and competition.

We are dependent on our key personnel.

Our success has been, and will continue to be, dependent on the ability to retain the services of existing key executive officers and to attract and retain additional qualified personnel in the future.  The loss of the services of any key executive officer or the inability to hire and retain other highly qualified personnel in the future could adversely affect our ability to conduct business.  Generally, we consider key executive officers to be those individuals who have the greatest influence in setting overall policy and controlling operations: Chairman and Chief Executive Officer, Joseph V. Taranto (age 61), and Executive Vice President and Chief Financial Officer, Dominic J. Addesso (age 57).

Special considerations apply to our Bermuda operations.  Under Bermuda law, non-Bermudians, other than spouses of Bermudians and individuals holding permanent resident certificates, are not permitted to engage in any gainful occupation in Bermuda without a work permit issued by the Bermuda government.  A work permit is only granted or extended if the employer can show that, after a proper public advertisement, no Bermudian, spouse of a Bermudian or individual holding a permanent resident certificate is available who meets the minimum standards for the position.  The Bermuda government places a six-year term limit on individuals with work permits, subject to specified exemptions for persons deemed to be key employees of businesses with a significant physical presence in Bermuda.  Currently, all four of our Bermuda-based professional employees who require work permits have been granted permits by the Bermuda government that expire at various times between April 2012 and February 2014.  This includes Mark de Saram, the chief executive officer of our Bermuda reinsurance operation.  In the event his work permit were not renewed, we could lose his services, thereby adversely affecting our ability to conduct our business in Bermuda until we were able to replace him with an individual in Bermuda who did not require a work permit or who was granted the permit.  The Company has an employment contract with Mr. de Saram, which was filed with the SEC and most recently amended on October 7, 2010, to extend Mr. de Saram’s term of employment to November 1, 2012.

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

	At
(Dollars in millions)	December 31, 2010	% of Total
Mortgage-backed securities:
Commercial	$337.2	2.2%
Agency residential	2,093.3	13.6%
Non-agency residential	75.7	0.5%
Other asset-backed	218.3	1.4%
Total asset-backed	2,724.5	17.7%
Other fixed income	9,726.0	63.3%
Total fixed income, at market value	12,450.5	81.0%
Fixed maturities, at fair value	180.5	1.2%
Equity securities, at market value	363.7	2.4%
Equity securities, at fair value	721.4	4.7%
Other invested assets	605.2	3.9%
Cash and short-term investments	1,043.7	6.8%
Total investments and cash	$15,365.0	100.0%

(Some amounts may not reconcile due to rounding.)

We may experience foreign currency exchange losses that reduce our net income and capital levels.

Through our Bermuda and international operations, we conduct business in a variety of foreign (non-U.S.) currencies, principally the Euro, the British pound, the Canadian dollar, and the Singapore dollar. Assets, liabilities, revenues and expenses denominated in foreign currencies are exposed to changes in currency exchange rates. Our functional currency is the U.S. dollar, and exchange rate fluctuations relative to the U.S. dollar may materially impact our results and financial position. In 2010, we wrote approximately 31% of our reinsurance coverages in non-U.S. currencies; as of December 31, 2010, we maintained approximately 16.6% of our investment portfolio in investments denominated in non-U.S. currencies.  During 2010, 2009 and 2008, the impact on our quarterly pre-tax net income from exchange rate fluctuations ranged from a loss of $13.2 million to a gain of $8.4 million.

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

As a result of the recent dislocation of the financial markets, Congress and the Presidential administration in the United States, are contemplating changes in the way the financial services industry is regulated.  It is possible that insurance regulation will be drawn into this process, and that federal regulatory initiatives in the insurance industry could emerge.  The future impact of such initiatives, if any, on our operation, net income (loss) or financial condition cannot be determined at this time.

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

For example, Group’s bye-laws contain the following provisions that could have an anti-takeover effect:

•	election of directors is staggered, meaning that the members of only one of three classes of directors are selected each year;

•	shareholders have limited ability to remove directors;

•	the total voting power of any shareholder owning more than 9.9% of the common shares will be reduced to 9.9% of the total voting power of the common shares;

•	the board of directors may decline to register any transfer of common shares if it has reason to believe that the transfer would result in:

i.)	any person that is not an investment company beneficially owning more than 5.0% of any class of the issued and outstanding share capital of Group,

ii.)	any person holding controlled shares in excess of 9.9% of any class of the issued and outstanding share capital of Group, or

iii.)	any adverse tax, regulatory or legal consequences to Group, any of its subsidiaries or any of its shareholders;

•
Group also has the option to redeem or purchase all or part of a shareholder’s common shares to the extent the board of directors determines it is necessary or advisable to avoid or cure any adverse or potential adverse consequences if:

i.)	any person that is not an investment company beneficially owns more than 5.0% of any class of the issued and outstanding share capital of Group,

ii.)	any person holds controlled shares in excess of 9.9% of any class of the issued and outstanding share capital of Group, or

iii.)	share ownership by any person may result in adverse tax, regulatory or legal consequences to Group, any of its subsidiaries or any other shareholder.

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

If Bermuda Re became subject to U.S. income tax on its income, or if we became subject to U.S. income tax, our income could also be subject to the U.S. branch profits tax. In that event, Group and Bermuda Re would be subject to taxation at a higher combined effective rate than if they were organized as U.S. corporations.  The combined effect of the 35% U.S. corporate income tax rate and the 30% branch profits tax rate is a net tax rate of 54.5%.  The imposition of these taxes would reduce our net income.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Everest Re’s corporate offices are located in approximately 230,500 square feet of leased office space in Liberty Corner, New Jersey.  Bermuda Re’s corporate offices are located in approximately 3,600 total square feet of leased office space in Hamilton, Bermuda.  The Company’s other thirteen locations occupy a total of approximately 106,900 square feet, all of which are leased.  Management believes that the above-described office space is adequate for its current and anticipated needs.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.
The common shares of Group trade on the New York Stock Exchange under the symbol, “RE”.  The quarterly high and low market prices of Group’s common shares for the periods indicated were:

	2010		2009
	High	Low	High	Low
First Quarter	$86.60	$79.53	$76.54	$58.69
Second Quarter	83.40	69.57	75.54	66.36
Third Quarter	86.47	69.24	88.99	70.00
Fourth Quarter	88.82	81.61	92.49	83.09

Number of Holders of Common Shares.
The number of record holders of common shares as of February 1, 2011 was 76.  That number does not include the beneficial owners of shares held in “street” name or held through participants in depositories, such as The Depository Trust Company.

Dividend History and Restrictions.
In 1995, the Board of Directors of the Company established a policy of declaring regular quarterly cash dividends and has paid a regular quarterly dividend in each quarter since the fourth quarter of 1995.  The Company declared and paid its regular quarterly cash dividend of $0.48 per share for each of the four quarters of 2010 and 2009.  The Company’s Board of Directors declared a dividend of $0.48 per share, payable on or before March 23, 2011 to shareholders of record on March 9, 2011.

The declaration and payment of future dividends, if any, by the Company will be at the discretion of the Board of Directors and will depend upon many factors, including the Company’s earnings, financial condition, business needs and growth objectives, capital and surplus requirements of its operating subsidiaries, regulatory restrictions, rating agency considerations and other factors.  As an insurance holding company, the Company is partially dependent on dividends and other permitted payments from its subsidiaries to pay cash dividends to its shareholders.  The payment of dividends to Group by Holdings and to Holdings by Everest Re is subject to Delaware regulatory restrictions and the payment of dividends to Group by Bermuda Re is subject to Bermuda insurance regulatory restrictions.  See “Regulatory Matters – Dividends” and ITEM 8, “Financial Statements and Supplementary Data” - Note 15 of Notes to Consolidated Financial Statements.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares (or
			Purchased as Part	Units) that May Yet
	Total Number of		of Publicly	Be Purchased Under
	Shares (or Units)	Average Price Paid	Announced Plans or	the Plans or
Period	Purchased	per Share (or Unit)	Programs	Programs (1)
January 1 - 31, 2010	-	$-	-	3,470,563
February 1 - 28, 2010	414,112	$82.9986	401,718	8,068,845
March 1 - 31, 2010	160,588	$85.2870	160,588	7,908,257
April 1 - 30, 2010	-	$-	-	7,908,257
May 1 - 31, 2010	1,365,724	$76.3182	1,365,724	6,542,533
June 1 - 30, 2010	1,314,768	$72.9026	1,314,768	5,227,765
July 1 - 31, 2010	-	$-	-	5,227,765
August 1 - 31, 2010	842,036	$80.0132	842,036	4,385,729
September 1 - 30, 2010	395,457	$82.6359	391,631	3,994,098
October 1 - 31, 2010	-	$-	-	3,994,098
November 1 - 30, 2010	589,361	$87.7827	589,107	3,404,991
December 1 - 31, 2010	-	$-	-	3,404,991
Total	5,082,046	$-	5,065,572	3,404,991

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

Recent Sales of Unregistered Securities.

None.

Performance Graph.
The following Performance Graph compares cumulative total shareholder returns on the Common Shares (assuming reinvestment of dividends) from December 31, 2005 through December 31, 2010, with the cumulative total return of the Standard & Poor’s 500 Index and the Standard & Poor’s Insurance (Property and Casualty) Index.

	12/05	12/06	12/07	12/08	12/09	12/10

Everest Re Group, Ltd.	100.00	98.38	102.58	79.67	92.03	93.32
S&P 500	100.00	115.80	122.16	76.96	97.33	111.99
S&P Property & Casualty Insurance	100.00	112.87	97.11	68.55	77.01	83.90

*$100 invested on 12/31/05 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Copyright© 2010 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated GAAP financial data of the Company as of and for the years ended December 31, 2010, 2009, 2008, 2007, and 2006 were derived from the audited consolidated financial statements of the Company.  The following financial data should be read in conjunction with the Consolidated Financial Statements and accompanying notes.

	Years Ended December 31,
(Dollars in millions, except per share amounts)	2010	2009	2008	2007	2006
Operating data:
Gross written premiums	$4,200.7	$4,129.0	$3,678.1	$4,077.6	$4,000.9
Net written premiums	3,945.6	3,929.8	3,505.2	3,919.4	3,875.7
Premiums earned	3,934.6	3,894.1	3,694.3	3,997.5	3,853.2
Net investment income	653.5	547.8	565.9	682.4	629.4
Realized gain on debt repurchase	-	78.3	-	-	-
Net realized capital gains (losses)	101.9	(2.3)	(695.8)	86.3	35.1
Incurred losses and loss adjustment
expenses (including catastrophes)	2,945.7	2,374.1	2,439.0	2,548.1	2,434.4
Net catastrophe losses (1)	544.1	65.2	307.2	126.5	283.0
Commission, brokerage, taxes and fees	931.9	928.3	930.7	961.8	883.3
Other underwriting expenses	166.3	167.2	148.5	139.5	111.4
Corporate expenses (7)	14.9	17.6	13.8	13.1	26.5
Interest, fees and bond issue cost
amortization expense	55.8	72.1	79.2	91.6	69.9
Income (loss) before taxes	591.2	939.3	(83.6)	1,028.0	991.8
Income tax expense (benefit)	(19.5)	132.3	(64.8)	188.7	150.9
Net income (loss) (2)	610.8	807.0	(18.8)	839.3	840.8

EARNINGS (LOSS) PER COMMON SHARE:
Basic (3)	$10.73	$13.26	$(0.30)	$13.25	$12.95

Diluted (4)	$10.70	$13.22	$(0.30)	$13.15	$12.84

Dividends declared	$1.92	$1.92	$1.92	$1.92	$0.60

Certain GAAP financial ratios: (5)
Loss ratio	74.9%	61.0%	66.0%	63.7%	63.2%
Other underwriting expense ratio	27.9%	28.1%	29.2%	27.6%	25.8%
Combined ratio (2)	102.8%	89.1%	95.2%	91.3%	89.0%

Balance sheet data (at end of period):
Total investments and cash	$15,365.0	$14,918.8	$13,714.3	$14,936.2	$13,957.1
Total assets	18,408.0	18,001.3	16,846.6	17,999.5	17,107.6
Loss and LAE reserves	9,340.2	8,937.9	8,840.7	9,040.6	8,840.1
Total debt	868.1	1,018.0	1,179.1	1,178.9	995.6
Total liabilities	12,124.5	11,899.6	11,886.2	12,314.7	11,999.9
Shareholders' equity	6,283.5	6,101.7	4,960.4	5,684.8	5,107.7
Book value per share (6)	115.45	102.87	80.77	90.43	78.53
_____________________________

(1)
Catastrophe losses are presented net of reinsurance and reinstatement premiums.  Effective April 1, 2010, a catastrophe is defined, for purposes of the consolidated Selected Financial Data, as an event that caused a loss on property exposures before reinsurance of at least $10.0 million before corporate level reinsurance and taxes.  All prior periods reflect a catastrophe as a property event with expected reported losses of at least $5.0 million before corporate level reinsurance and taxes.  Catastrophe insurance provides coverage for one event.  When limits are exhausted, some contractual arrangements provide for the availability of additional coverage upon the payment of additional premium.  This additional premium is referred to as reinstatement premium.

(2)	Some amounts may not reconcile due to rounding.
(3)	Based on weighted average basic common shares outstanding of 56.6 million, 60.7 million, 61.7 million, 63.1 million and 64.7 million for 2010, 2009, 2008, 2007 and 2006, respectively.
(4)	Based on weighted average diluted common shares outstanding of 56.8 million, 60.8 million, 62.0 million, 63.6 million, and 65.3 million for 2010, 2009, 2008, 2007 and 2006, respectively.
(5)
Loss ratio is the GAAP losses and LAE incurred as a percentage of GAAP net premiums earned.  Underwriting expense ratio is the GAAP commissions, brokerage, taxes, fees and other underwriting expenses as a percentage of GAAP net premiums earned.  Combined ratio is the sum of the loss ratio and underwriting expense ratio.

(6)	Based on $54.4 million, 59.3 million, 61.4 million, 62.9 million and 65.0 million common shares outstanding for December 31, 2010, 2009, 2008, 2007 and 2006, respectively.
(7)	In previous years, corporate expenses were included as part of the other underwriting expenses and the other underwriting expense ratio. Prior years have been adjusted to reflect the change.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Worldwide insurance and reinsurance market conditions continued to be very competitive, particularly in the casualty lines of business.  Generally, there was ample insurance and reinsurance capacity relative to demand.  We noted, however, that in many markets and lines during 2009 and 2010, the rates of decline have slowed, pricing in some segments was relatively flat and there was upward movement in some others, particularly property catastrophe coverage in Latin America and Australia where there have been significant losses.  Competition and its effect on rates, terms and conditions vary widely by market and coverage yet continues to be most prevalent in the U.S. casualty insurance and reinsurance markets.  The U.S. insurance markets in which we participate were extremely competitive as well.

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

	Years Ended December 31,			Percentage Increase/(Decrease)
(Dollars in millions)	2010	2009	2008	2010/2009	2009/2008
Gross written premiums	$4,200.7	$4,129.0	$3,678.1	1.7%	12.3%
Net written premiums	3,945.6	3,929.8	3,505.2	0.4%	12.1%

REVENUES:
Premiums earned	$3,934.6	$3,894.1	$3,694.3	1.0%	5.4%
Net investment income	653.5	547.8	565.9	19.3%	-3.2%
Net realized capital gains (losses)	101.9	(2.3)	(695.8)	NM	-99.7%
Realized gain on debt repurchase	-	78.3	-	-100.0%	NM
Net derivative gain (loss)	(1.1)	3.2	(20.9)	-134.9%	-115.3%
Other income (expense)	16.9	(22.5)	(15.9)	-175.3%	41.6%
Total revenues	4,705.8	4,498.6	3,527.6	4.6%	27.5%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	2,945.7	2,374.1	2,439.0	24.1%	-2.7%
Commission, brokerage, taxes and fees	931.9	928.3	930.7	0.4%	-0.3%
Other underwriting expenses	166.3	167.2	148.5	-0.6%	12.5%
Corporate expenses	14.9	17.6	13.8	-14.6%	27.5%
Interest, fees and bond issue cost amortization expense	55.8	72.1	79.2	-22.5%	-9.0%
Total claims and expenses	4,114.6	3,559.3	3,611.2	15.6%	-1.4%

INCOME (LOSS) BEFORE TAXES	591.2	939.3	(83.6)	-37.1%	NM
Income tax expense (benefit)	(19.5)	132.3	(64.8)	-114.7%	NM
NET INCOME (LOSS)	$610.8	$807.0	$(18.8)	-24.3%	NM

RATIOS:				Point Change
Loss ratio	74.9%	61.0%	66.0%	13.9	(5.0)
Commission and brokerage ratio	23.7%	23.8%	25.2%	(0.1)	(1.4)
Other underwriting expense ratio	4.2%	4.3%	4.0%	(0.1)	0.3
Combined ratio	102.8%	89.1%	95.2%	13.7	(6.1)

	At December 31,			Percentage Increase/(Decrease)
(Dollars in millions, except per share amounts)	2010	2009	2008	2010/2009	2009/2008
Balance sheet data:
Total investments and cash	$15,365.0	$14,918.8	$13,714.3	3.0%	8.8%
Total assets	18,408.0	18,001.3	16,846.6	2.3%	6.9%
Loss and loss adjustment expense reserves	9,340.2	8,937.9	8,840.7	4.5%	1.1%
Total debt	868.1	1,018.0	1,179.1	-14.7%	-13.7%
Total liabilities	12,124.5	11,899.6	11,886.2	1.9%	0.1%
Shareholders' equity	6,283.5	6,101.7	4,960.4	3.0%	23.0%
Book value per share	115.45	102.87	80.77	12.2%	27.4%

(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)

Revenues.
Premiums.  Gross written premiums increased by $71.8 million, or 1.7%, in 2010, compared to 2009, reflecting an increase of $63.7 million in our reinsurance business and $8.1 million increase in our insurance business.  The increase in reinsurance premiums was primarily the result of increased writings in our U.S. treaty property and international books of business, driven by a combination of new business, increased participations on renewal contracts, rate increases in select areas, and economic and insurance growth in several regions.  The increase in insurance premiums was due to increased writings in professional liability and California workers’ compensation business, partially offset by a reduction in the audit premium accrual for workers’ compensation business.  Net written premiums increased $15.8 million, or 0.4%, in 2010 compared to 2009.  The lower increase in net written premiums relative to the change in gross written premiums was due to the increased use of reinsurance on several large programs in the insurance book.  Premiums earned increased $40.5 million, or 1.0%, in 2010, compared to 2009.  The change in net premiums earned is relatively consistent with the increase in net written premiums.

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

Net Investment Income.  Net investment income increased $105.7 million, or 19.3%, in 2010 compared with net investment income of $547.8 million in 2009, primarily as a result of an $89.7 million increase in investment income from our limited partnerships.  Net pre-tax investment income, as a percentage of average invested assets, was 4.5% in 2010 compared to 3.8% for 2009.  The variance in this yield was primarily the result of fluctuations in our limited partnership income.

Net investment income decreased by 3.2% in 2009, compared to 2008, due primarily to lower yields on new money, partially offset by a decrease in losses from our limited partnership investments that invest in public and non-public securities, both equity and debt.  As a result, net pre-tax investment income, as a percentage of average invested assets, was 3.8% for 2009 compared to 4.0% for 2008.

Net Realized Capital Gains (Losses).  Net realized capital gains were $101.9 million in 2010 compared to net realized capital losses of $2.3 million and $695.8 million in 2009 and 2008, respectively.  Of the $101.9 million, there were $70.4 million of gains in fair value re-measurements and $34.5 million from net realized capital gains from sales on our fixed maturity and equity securities, which were partially offset by $3.0 million of other-than-temporary impairments.  The net realized capital loss of $2.3 million in 2009, was the result of $29.3 million of net realized capital losses from sales and $13.2 million in other-than-temporary impairments on our available for sale fixed maturity securities, partially offset by a $40.2 million gain in fair value re-measurements.  The net realized capital losses in 2008 were primarily the result of the credit crisis impacting the global financial markets, which drove down the values of equity and fixed income securities.  The components of the $695.8 million of realized losses in 2008 were $276.0 million of losses in fair value re-measurements, $243.3 million of net realized capital losses from sales and $176.5 million in other-than-temporary impairments on our available for sale fixed maturity securities.

Realized Gain on Debt Repurchase.  On March 19, 2009, we commenced a cash tender offer for any and all of the 6.60% fixed to floating rate long term subordinated notes due 2067.  Upon expiration of the tender offer, we had reduced our outstanding debt by $161.4 million, which resulted in a pre-tax gain on debt repurchase of $78.3 million.

Net Derivative Gain (Loss).  In 2005 and prior, we sold seven equity index put option contracts, which are outstanding.  These contracts meet the definition of a derivative in accordance with FASB guidance and as such, are fair valued each quarter with the change recorded as net derivative gain or loss in the consolidated statements of operations and comprehensive income (loss).  As a result of these adjustments in value, we recognized a net derivative loss of $1.1 million in 2010, a net derivative gain of $3.2 million in 2009 and a net derivative loss of $20.9 million in 2008. The change in the fair value of these equity index put option contracts is indicative of the change in the financial markets over the same periods.

Other Income (Expense).  We recorded other income of $16.9 million and other expense of $22.5 million and $15.9 million in 2010, 2009 and 2008, respectively.  The changes were primarily the result of fluctuations in foreign currency exchange rates for the corresponding periods.

Claims and Expenses.
Incurred Losses and Loss Adjustment Expenses.  The following table presents our incurred losses and loss adjustment expenses (“LAE”) for the periods indicated.

	Years Ended December 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2010
Attritional (a)	$2,390.1	60.8%		$(15.4)	-0.4%		$2,374.7	60.4%
Catastrophes (b)	586.5	14.9%		(15.4)	-0.4%		571.1	14.5%
A&E	-	0.0%		-	0.0%		-	0.0%
Total	$2,976.6	75.7%		$(30.8)	-0.8%		$2,945.7	74.9%

2009
Attritional (a)	$2,181.4	56.0%		$124.8	3.2%		$2,306.2	59.2%
Catastrophes	63.8	1.6%		3.6	0.1%		67.4	1.7%
A&E	-	0.0%		0.4	0.0%		0.4	0.0%
Total	$2,245.2	57.7%		$128.8	3.3%		$2,374.1	61.0%

2008
Attritional (a)	$2,050.3	55.5%		$24.4	0.7%		$2,074.7	56.2%
Catastrophes	353.8	9.6%		10.5	0.3%		364.3	9.9%
A&E	-	0.0%		-	0.0%		-	0.0%
Total	$2,404.1	65.1%		$34.9	0.9%		$2,439.0	66.0%

Variance 2010/2009
Attritional (a)	$208.7	4.8	pts	$(140.2)	(3.6)	pts	$68.5	1.2	pts
Catastrophes (b)	522.7	13.3	pts	(19.0)	(0.5)	pts	503.7	12.8	pts
A&E	-	-	pts	(0.4)	-	pts	(0.4)	-	pts
Total	$731.4	18.0	pts	$(159.6)	(4.1)	pts	$571.6	13.9	pts

Variance 2009/2008
Attritional (a)	$131.1	0.5	pts	$100.4	2.5	pts	$231.5	3.0	pts
Catastrophes	(290.0)	(8.0)	pts	(6.8)	(0.2)	pts	(296.8)	(8.2)	pts
A&E	-	-	pts	0.4	-	pts	0.4	-	pts
Total	$(158.9)	(7.4)	pts	$94.0	2.4	pts	$(64.9)	(5.0)	pts

(a) Attritional losses exclude catastrophe and A&E losses.
(b) Effective with the 2010 reporting period, a catastrophe is a property event with expected reported losses of at least $10.0 million.
All prior periods reflect a catastrophe as a property event with expected reported losses of at least $5.0 million.
(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by $571.6 million, or 24.1%, for the year ended December 31, 2010 compared to the same period in 2009.  Of the $571.6 million increase, current year catastrophe losses increased $522.7 million (13.3 points), period over period, primarily due to losses on the Chilean earthquake, New Zealand earthquake, Australian hailstorms and floods, and the Canadian hailstorm. The current year attritional losses also increased $208.7 million (4.8 points) reflecting higher expected loss ratios on current year business due to prevailing market conditions. Partially offsetting these higher current year losses was a decrease of $159.6 million, or 4.1 points, in prior year loss development as the 2010 reserve studies indicated net favorable reserve development and loss estimates for prior year catastrophes were reduced.

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

Commission, Brokerage, Taxes and Fees.  Commission, brokerage, taxes and fees increased by $3.5 million, or 0.4%, for the year ended December 31, 2010 compared to the same period in 2009.  The change was primarily the result of an increase in premiums earned, as the commission ratio, year over year, was comparable.

Commission, brokerage, taxes and fees decreased by $2.4 million, or 0.3%, in 2009 compared to the same period in 2008.  The change in this directly variable expense was influenced by reduction in contingent commissions and changes in the mix of business.

Other Underwriting Expenses.  Other underwriting expenses, which have remained stable in relation to premium volume, were $166.3 million, $167.2 million and $148.5 million in 2010, 2009 and 2008, respectively.

Corporate Expenses.  Corporate expenses, which are expenses that are not allocated to segments, were $14.9 million, $17.6 million and $13.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.  These expenses were previously included as underwriting expenses and therefore included in the other underwriting expense ratio.  Effective January 1, 2010, these expenses were removed from the calculation of the other underwriting expense ratio and prior periods were recalculated to conform.

Interest, Fees and Bond Issue Cost Amortization Expense.  Interest, fees and other bond amortization expense was $55.8 million and $72.1 million in 2010 and 2009, respectively.  The decrease was primarily due to the combination of the repurchase of debt in March 2009 and the maturing of debt in 2010.

Interest, fees and other bond amortization was $72.1 million and $79.2 million in 2009 and 2008, respectively.  The decrease, period over period, was primarily due to the partial repurchase of our long term subordinated notes in March 2009.

Income Tax Expense (Benefit).  We had income tax benefit of $19.5 million in 2010, an income tax expense of $132.3 million in 2009 and an income tax benefit of $64.8 million in 2008.  Our income tax is primarily a function of the statutory tax rates and corresponding pre-tax income in the jurisdictions where we operate, coupled with the impact from tax-preferenced investment income.  The taxes for 2010 included a $48.9 million benefit resulting from a favorable Internal Revenue Service (“IRS”) audit settlement.  Absent these types of unusual items, variations in our effective tax rate generally result from changes in the relative levels of pre-tax income among jurisdictions with different tax rates.

Net Income (Loss).
Our net income was $610.8 million and $807.0 million in 2010 and 2009, respectively.  The decrease was primarily driven by a few large catastrophe losses in 2010 compared to no similar catastrophe events in 2009, partially offset by an increase in net realized capital gains and a reduction in income taxes, in addition to the other components discussed above.

Our net income was $807.0 million, in 2009, compared to a net loss of $18.8 million, in 2008.  This increase was primarily driven by smaller after-tax net realized capital losses and fewer catastrophe losses in 2009 compared to 2008.

Ratios.
Our combined ratio increased by 13.7 points to 102.8% in 2010 compared to 89.1% in 2009.  The loss ratio component increased 13.9 points in 2010 over the same period last year, principally due to the increase in current year catastrophe losses as a result of the Chilean earthquake, Australian hailstorms and floods, New Zealand earthquake and the Canadian hailstorm.   Both the other underwriting expense ratio component and the commission and brokerage ratio component remained relatively flat over the same periods last year.

Our combined ratio decreased by 6.1 points to 89.1% in 2009 compared to 95.2% in 2008.   The loss ratio component decreased 5.0 points in 2009 compared to the same period last year, principally due to the significant decrease in catastrophe losses. The commission and brokerage ratio component decreased by 1.4 points in 2009 compared to the same period last year, due to mix of business, while the other underwriting expense ratio component increased by 0.3 points in 2009 compared to the same period last year.

Shareholders’ Equity.
Shareholders’ equity increased by $181.8 million to $6,283.5 million at December 31, 2010 from $6,101.7 million at December 31, 2009, principally as a result of $610.8 million of net income, $60.2 million of unrealized appreciation, net of tax, on investments, share-based compensation transactions of $17.8 million and $1.9 million of foreign currency translation adjustments, partially offset by repurchases of 5.1 million common shares for $398.6 million, $108.5 million of shareholder dividends and $1.8 million of benefit plan obligation adjustments.

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

Consolidated Investment Results

Net Investment Income.
Net investment income increased by 19.3% to $653.5 million in 2010 compared to $547.8 million in 2009, primarily due to an increase in income from our limited partnership investments and increased dividend income from equities due to our expanded equity portfolio.

Net investment income decreased 3.2% to $547.8 million in 2009 from $565.9 million in 2008, primarily due to lower yields on new money, partially offset by a decrease in losses from our limited partnership investments that invest in public and non-public securities, both equity and debt.

The following table shows the components of net investment income for the periods indicated.

	Years Ended December 31,
(Dollars in millions)	2010	2009	2008
Fixed maturities	$581.9	$570.8	$543.4
Equity securities	12.2	3.6	19.9
Short-term investments and cash	0.2	6.0	52.1
Other invested assets
Limited partnerships	70.7	(19.0)	(42.2)
Other	1.3	0.1	2.3
Total gross investment income	666.2	561.4	575.5
Interest debited (credited) and other expense	(12.8)	(13.6)	(9.6)
Total net investment income	$653.5	$547.8	$565.9

(Some amounts may not reconcile due to rounding.)

The following table shows a comparison of various investment yields for the periods indicated.

	2010	2009	2008
Imbedded pre-tax yield of cash and invested assets at December 31	3.9%	4.1%	4.5%
Imbedded after-tax yield of cash and invested assets at December 31	3.5%	3.6%	4.0%

Annualized pre-tax yield on average cash and invested assets	4.5%	3.8%	4.0%
Annualized after-tax yield on average cash and invested assets	3.9%	3.5%	3.4%

Because of our historical income orientation, we have generally managed our investments to maximize reportable income.  The following table provides a comparison of our total return by asset class relative to broadly accepted industry benchmarks for the periods indicated:

	2010	2009	2008
Fixed income portfolio total return	5.3%	9.4%	0.3%
Barclay's Capital - U.S. aggregate index	6.5%	5.9%	5.2%

Common equity portfolio total return	15.4%	28.9%	-40.9%
S&P 500 index	15.1%	26.5%	-37.0%

Other invested asset portfolio total return	18.7%	-1.8%	-7.4%

The pre-tax equivalent total return for the bond portfolio was approximately 5.7%, 10.1% and 1.0%, respectively, in 2010, 2009 and 2008.  The pre-tax equivalent return adjusts the yield on tax-exempt bonds to the fully taxable equivalent.

Net Realized Capital Gains (Losses).
The following table presents the composition of our net realized capital gains (losses) for the periods indicated.

	Years Ended December 31,			2010/2009	2009/2008
(Dollars in millions)	2010	2009	2008	Variance	Variance
Gains (losses) from sales:
Fixed maturity securities, market value
Gains	$140.2	$19.7	$14.5	$120.5	$5.2
Losses	(112.8)	(65.4)	(27.2)	(47.4)	(38.2)
Total	27.5	(45.7)	(12.6)	73.2	(33.1)

Fixed maturity securities, fair value
Gains	0.8	0.8	0.1	-	0.7
Losses	-	(0.2)	-	0.2	(0.2)
Total	0.8	0.7	0.1	0.1	0.6

Equity securities, market value
Gains	0.1	8.1	-	(8.0)	8.1
Losses	-	-	-	-	-
Total	0.1	8.1	-	(8.0)	8.1

Equity securities, fair value
Gains	11.4	8.4	23.4	3.0	(15.0)
Losses	(5.3)	(0.9)	(254.1)	(4.4)	253.2
Total	6.1	7.5	(230.6)	(1.4)	238.1

Total net realized capital gains (losses) from sales
Gains	152.6	37.0	38.0	115.6	(1.0)
Losses	(118.1)	(66.5)	(281.3)	(51.6)	214.8
Total	34.5	(29.4)	(243.3)	63.9	213.9

Other-than-temporary impairments:	(3.0)	(13.2)	(176.5)	10.2	163.3

Gains (losses) from fair value adjustments:
Fixed maturities, fair value	15.1	9.3	1.5	5.8	7.8
Equity securities, fair value	55.3	30.9	(277.5)	24.4	308.4
Total	70.4	40.2	(276.0)	30.2	316.2

Total net realized capital gains (losses)	$101.9	$(2.3)	$(695.8)	$104.2	$693.5

(Some amounts may not reconcile due to rounding.)

Net realized capital gains were $101.9 million in 2010 compared to net realized capital losses of $2.3 million and $695.8 million in 2009 and 2008, respectively.   In 2010, we recorded $70.4 million of gains due to fair value re-measurements on fixed maturity and equity securities, $34.5 million of net realized capital gains from sales of fixed maturity and equity securities, partially offset by $3.0 million of other-than-temporary impairments on fixed maturity securities.  The gains on the sales of fixed maturity securities included selling securities in foreign currencies, which will reduce our exposure to currency fluctuations in the future.  The losses included the impact of selling part of our municipal bond portfolio in the latter part of the year as credit concerns arose in this market sector.  We will be able to carry these realized losses back for income tax purposes to offset previously realized gains.  This carry back availability expired at the end of 2010.  In 2009, we recorded $29.3 million of net realized capital losses from sales of fixed maturity and equity securities and $13.2 million of other-than-temporary impairments on fixed maturity securities, partially offset by $40.2 million of gains due to fair value re-measurements on fixed maturity and equity securities.  In 2008, we recorded $276.0 million in losses due to fair value re-measurements primarily on equity securities as a result of the global financial markets credit crisis, $243.3 million of losses from sales of our equity portfolio and $176.5 million of other-than-temporary impairments on our available for sale fixed maturity securities.

Segment Results.
Through our subsidiaries, we operate in five segments:  U.S. Reinsurance, U.S. Insurance, Specialty Underwriting, International and Bermuda.  The U.S. Reinsurance operation writes property and casualty reinsurance, on both a treaty and facultative basis, through reinsurance brokers, as well as directly with ceding companies within the U.S.  The U.S. Insurance operation writes property and casualty insurance primarily through general agents, brokers and surplus lines brokers within the U.S.  The Specialty Underwriting operation writes A&H, marine, aviation and surety business within the U.S. and worldwide through brokers and directly with ceding companies.  The International operation writes non-U.S. property and casualty reinsurance through Everest Re’s branches in Canada and Singapore and offices in Brazil, Miami and New Jersey.  The Bermuda operation provides reinsurance and insurance to worldwide property and casualty markets and reinsurance to life insurers through brokers and directly with ceding companies from its Bermuda office and reinsurance to the United Kingdom and European markets through its UK branch and the Company’s Ireland subsidiary.

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

The following discusses the underwriting results for each of our segments for the periods indicated.

U.S. Reinsurance.
The following table presents the underwriting results and ratios for the U.S. Reinsurance segment for the periods indicated.

	Years Ended December 31,			2010/2009		2009/2008
(Dollars in millions)	2010	2009	2008	Variance	% Change	Variance	% Change
Gross written premiums	$1,143.7	$1,172.3	$957.9	$(28.6)	-2.4%	$214.4	22.4%
Net written premiums	1,145.2	1,167.2	948.8	(22.1)	-1.9%	218.4	23.0%

Premiums earned	$1,129.3	$1,150.3	$1,050.3	$(21.0)	-1.8%	$100.0	9.5%
Incurred losses and LAE	706.3	574.8	798.2	131.6	22.9%	(223.4)	-28.0%
Commission and brokerage	284.6	272.2	273.3	12.4	4.6%	(1.2)	-0.4%
Other underwriting expenses	33.9	36.2	32.2	(2.2)	-6.2%	4.0	12.4%
Underwriting gain (loss)	$104.5	$267.2	$(53.3)	$(162.7)	-60.9%	$320.6	NM

					Point Chg		Point Chg
Loss ratio	62.5%	50.0%	76.0%		12.5		(26.0)
Commission and brokerage ratio	25.2%	23.7%	26.0%		1.5		(2.3)
Other underwriting expense ratio	3.0%	3.1%	3.1%		(0.1)		-
Combined ratio	90.7%	76.8%	105.1%		13.9		(28.3)

(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums decreased by 2.4% to $1,143.7 million in 2010 from $1,172.3 million in 2009, primarily due to a $40.7 million (48.2%) decrease in the crop hail quota share treaties, a $32.4 million (8.9%) decrease in U.S. treaty casualty volume and a $28.6 million (29.2%) decrease in facultative volume, partially offset by a $73.7 million (11.8%) increase in treaty property volume. Net written premiums decreased 1.9% to $1,145.2 million in 2010 compared to $1,167.2 million in 2009, which is in line with the decline in gross written premiums.  Correspondingly, premiums earned decreased 1.8% to $1,129.3 million in 2010 compared to $1,150.3 million in 2009.

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

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the U.S. Reinsurance segment for the periods indicated.

	Years Ended December 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2010
Attritional	$613.1	54.3%		$59.1	5.2%		$672.3	59.5%
Catastrophes	30.8	2.7%		3.3	0.3%		34.1	3.0%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$643.9	57.0%		$62.4	5.5%		$706.3	62.5%

2009
Attritional	$550.8	47.9%		$30.6	2.7%		$581.4	50.5%
Catastrophes	-	0.0%		(7.1)	-0.6%		(7.1)	-0.6%
A&E	-	0.0%		0.4	0.0%		0.4	0.0%
Total segment	$550.8	47.9%		$23.9	2.1%		$574.8	50.0%

2008
Attritional	$471.3	44.9%		$52.9	5.0%		$524.2	49.9%
Catastrophes	253.5	24.1%		20.4	1.9%		273.9	26.1%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$724.9	69.0%		$73.3	7.0%		$798.2	76.0%

Variance 2010/2009
Attritional	$62.3	6.4	pts	$28.5	2.5	pts	$90.9	9.0	pts
Catastrophes	30.8	2.7	pts	10.4	0.9	pts	41.2	3.6	pts
A&E	-	-	pts	(0.4)	-	pts	(0.4)	-	pts
Total segment	$93.1	9.1	pts	$38.5	3.4	pts	$131.5	12.5	pts

Variance 2009/2008
Attritional	$79.5	3.0	pts	$(22.3)	(2.3)	pts	$57.2	0.6	pts
Catastrophes	(253.5)	(24.1)	pts	(27.5)	(2.5)	pts	(281.0)	(26.7)	pts
A&E	-	-	pts	0.4	-	pts	0.4	-	pts
Total segment	$(174.0)	(21.1)	pts	$(49.4)	(4.9)	pts	$(223.4)	(26.0)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses were $131.5 million (12.5 points) higher at $706.3 million in 2010 compared to $574.8 million in 2009, primarily as a result of the $62.3 million (6.4 points) increase in current year attritional losses, reflective of current competitive market conditions, $28.5 million (2.5 points) increase in prior year attritional losses, and a $41.2 million (3.6 points) increase in catastrophe losses, largely due to the New Zealand earthquake and the Chilean earthquake. The increase in prior years’ attritional losses was primarily driven by reserve strengthening in casualty lines for construction liability claims.

Incurred losses were $223.4 million (26.0 points) lower at $574.8 million in 2009 compared to $798.2 million in 2008, primarily as a result of the $281.0 million (26.7 points) decrease in catastrophe losses due to the absence of current year catastrophes in 2009.  The prior years’ reserve development in 2009 primarily related to sub-prime liability exposures.

Segment Expenses.  Commission and brokerage expenses increased by 4.6% to $284.6 million in 2010 compared to $272.2 million in 2009, primarily due to a shift in the mix of business across lines with different commission rates.  Segment other underwriting expenses in 2010 decreased slightly to $33.9 million from $36.2 million in 2009.

Commission and brokerage expenses decreased by 0.4% to $272.2 million in 2009 compared to $273.3 million in 2008, primarily due to the change in the mix and type of business written.  Segment other underwriting expenses for 2009 increased to $36.2 million from $32.2 million for 2008, due to growth in the overall infrastructure.

U.S. Insurance.
The following table presents the underwriting results and ratios for the U.S. Insurance segment for the periods indicated.

	Years Ended December 31,			2010/2009		2009/2008
(Dollars in millions)	2010	2009	2008	Variance	% Change	Variance	% Change
Gross written premiums	$850.7	$842.6	$771.8	$8.1	1.0%	$70.8	9.2%
Net written premiums	605.6	656.2	617.0	(50.6)	-7.7%	39.2	6.4%

Premiums earned	$626.4	$671.1	$705.5	$(44.7)	-6.7%	$(34.4)	-4.9%
Incurred losses and LAE	527.5	538.6	549.9	(11.2)	-2.1%	(11.2)	-2.0%
Commission and brokerage	118.1	124.4	146.7	(6.2)	-5.0%	(22.3)	-15.2%
Other underwriting expenses	69.7	74.6	64.3	(5.0)	-6.6%	10.3	16.0%
Underwriting gain (loss)	$(88.9)	$(66.5)	$(55.4)	$(22.4)	33.6%	$(11.1)	20.1%

					Point Chg		Point Chg
Loss ratio	84.2%	80.3%	77.9%		3.9		2.4
Commission and brokerage ratio	18.9%	18.5%	20.8%		0.4		(2.3)
Other underwriting expense ratio	11.1%	11.1%	9.2%		-		1.9
Combined ratio	114.2%	109.9%	107.9%		4.3		2.0

(Some amounts may not reconcile due to rounding.)

Premiums.  Gross written premiums increased by 1.0% to $850.7 million in 2010 compared to $842.6 million in 2009. This was primarily due to increased writings in professional liability and California workers’ compensation business partially offset by a reduction in audit premiums for workers’ compensation business.  Net written premiums decreased 7.7% to $605.6 million compared to $656.2 million in 2009 due to an increase in the use of reinsurance on several large programs.  Ceded premiums generally relate to specific reinsurance purchased and fluctuate based upon the level of premiums written in the individual reinsured programs.  Premiums earned decreased 6.7% to $626.4 million in 2010 compared to $671.1 million in 2009.  The change in premiums earned is relatively consistent with the decrease in net written premium.

Gross written premiums increased by 9.2% to $842.6 million in 2009 compared to $771.8 million for 2008.  Most of the new premium was derived from our entry into the financial institution D&O and E&O market and additional property insurance written in Florida, where rates to exposure remained attractive.  Net written premiums increased by 6.4% to $656.2 million in 2009 compared to $617.0 million in 2008, as the increase in gross written premiums was partially offset by the increase in ceded written premiums.  Premiums earned decreased 4.9% to $671.1 million in 2009 compared to $705.5 million in 2008.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the U.S. Insurance segment for the periods indicated.

	Years Ended December 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2010
Attritional	$490.7	78.3%		$36.8	5.9%		$527.5	84.2%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
Total segment	$490.7	78.3%		$36.8	5.9%		$527.5	84.2%

2009
Attritional	$479.6	71.5%		$59.0	8.8%		$538.6	80.3%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
Total segment	$479.6	71.5%		$59.0	8.8%		$538.6	80.3%

2008
Attritional	$481.0	68.2%		$69.1	9.8%		$550.1	78.0%
Catastrophes	-	0.0%		(0.3)	0.0%		(0.3)	0.0%
Total segment	$481.0	68.2%		$68.8	9.8%		$549.9	77.9%

Variance 2010/2009
Attritional	$11.1	6.8	pts	$(22.2)	(2.9)	pts	$(11.1)	3.9	pts
Catastrophes	-	-	pts	-	-	pts	-	-	pts
Total segment	$11.1	6.8	pts	$(22.2)	(2.9)	pts	$(11.1)	3.9	pts

Variance 2009/2008
Attritional	$(1.4)	3.3	pts	$(10.1)	(1.0)	pts	$(11.5)	2.3	pts
Catastrophes	-	-	pts	0.3	-	pts	0.3	-	pts
Total segment	$(1.4)	3.3	pts	$(9.8)	(1.0)	pts	$(11.2)	2.4	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased by 2.1% to $527.5 million in 2010 compared to $538.6 million in 2009. The decrease was due to lower net premiums earned, partially offset by an increase in the attritional loss ratio, year over year. Current year attritional losses increased $11.1 million (6.8 points), due to higher expected loss ratios on several programs, reflective of current market conditions. Offsetting the increase in current year losses was a decrease of $22.2 million (2.9 points) in prior years’ loss development compared to 2009. The 2010 prior years’ unfavorable development of $36.8 million was primarily the result of reserve strengthening on several terminated programs.

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

Segment Expenses. Commission and brokerage decreased by 5.0% to $118.1 million in 2010 compared to $124.4 million in 2009.  This decrease was primarily the result of a decrease in net premiums earned and changes in the mix of business.  Segment other underwriting expenses decreased to $69.7 million in 2010 compared to $74.6 million in 2009.  This decrease was the result of management’s direct actions to reduce operating expenses.

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

Specialty Underwriting.
The following table presents the underwriting results and ratios for the Specialty Underwriting segment for the periods indicated.

	Years Ended December 31,			2010/2009		2009/2008
(Dollars in millions)	2010	2009	2008	Variance	% Change	Variance	% Change
Gross written premiums	$266.4	$234.8	$260.4	$31.7	13.5%	$(25.6)	-9.8%
Net written premiums	262.2	230.0	254.2	32.2	14.0%	(24.3)	-9.5%

Premiums earned	$272.3	$234.5	$251.8	$37.8	16.1%	$(17.2)	-6.8%
Incurred losses and LAE	203.9	163.4	165.9	40.5	24.8%	(2.5)	-1.5%
Commission and brokerage	69.6	72.6	70.8	(3.0)	-4.1%	1.7	2.5%
Other underwriting expenses	8.6	8.7	8.1	(0.1)	-1.7%	0.7	8.2%
Underwriting gain (loss)	$(9.8)	$(10.1)	$7.0	$0.4	-3.6%	$(17.2)	-244.1%

					Point Chg		Point Chg
Loss ratio	74.9%	69.7%	65.9%		5.2		3.8
Commission and brokerage ratio	25.6%	30.9%	28.1%		(5.3)		2.8
Other underwriting expense ratio	3.1%	3.7%	3.2%		(0.6)		0.5
Combined ratio	103.6%	104.3%	97.2%		(0.7)		7.1

(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums increased by 13.5% to $266.4 million in 2010 compared to $234.8 million in 2009, primarily due to an increase in A&H business with its entry into the stop-loss primary market for coverages on self-insured companies in 2010 and increased writings on special per risk reinsurance programs.  Correspondingly, net written premiums increased 14.0% to $262.2 million in 2010 compared to $230.0 million in 2009.  Premiums earned increased 16.1% to $272.3 million in 2010 compared to $234.5 million in 2009, relatively consistent with the increase in net written premiums.

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

Incurred Losses and LAE.  The following table presents the incurred losses and LAE for the Specialty Underwriting segment for the periods indicated.

	Years Ended December 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2010
Attritional	$192.7	70.7%		$4.5	1.7%		$197.2	72.4%
Catastrophes	0.5	0.2%		6.2	2.3%		6.7	2.5%
Total segment	$193.2	70.9%		$10.7	4.0%		$203.9	74.9%

2009
Attritional	$160.0	68.2%		$(3.6)	-1.5%		$156.4	66.7%
Catastrophes	-	0.0%		7.0	3.0%		7.0	3.0%
Total segment	$160.0	68.2%		$3.4	1.4%		$163.4	69.7%

2008
Attritional	$150.8	59.9%		$(7.5)	-3.0%		$143.3	56.9%
Catastrophes	17.5	7.0%		5.1	2.0%		22.6	9.0%
Total segment	$168.3	66.9%		$(2.5)	-1.0%		$165.9	65.9%

Variance 2010/2009
Attritional	$32.7	2.5	pts	$8.1	3.2	pts	$40.8	5.7	pts
Catastrophes	0.5	0.2	pts	(0.8)	(0.7)	pts	(0.3)	(0.5)	pts
Total segment	$33.2	2.7	pts	$7.3	2.6	pts	$40.5	5.2	pts

Variance 2009/2008
Attritional	$9.2	8.3	pts	$3.9	1.5	pts	$13.1	9.8	pts
Catastrophes	(17.5)	(7.0)	pts	1.9	1.0	pts	(15.6)	(6.0)	pts
Total segment	$(8.3)	1.3	pts	$5.8	2.4	pts	$(2.5)	3.8	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 24.8% to $203.9 million in 2010 compared to $163.4 million in 2009, due to an increase in net premiums earned coupled with an increase in the loss ratio. Current year attritional losses increased $32.7 million (2.5 points) as a result of losses on the offshore oil rig in the Gulf and higher expected loss ratios in A&H and surety lines of business. In addition, prior years’ attritional losses increased $8.1 million (3.2 points) due to unfavorable reserve development on select specialty classes of business in 2010 compared to favorable reserve development in 2009.

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

Segment Expenses. Commission and brokerage decreased 4.1% to $69.6 million in 2010 compared to $72.6 million in 2009.  This decrease was primarily due to changes in the mix of business, with a higher level of excess of loss marine business and primary A&H business in 2010, both of which carry lower commission ratios. Lower contingent commissions on the surety and aviation books of business, driven by changes in the expected profitability of this business also favorably impacted the commission ratio.  Segment other underwriting expenses decreased slightly to $8.6 million in 2010 compared to $8.7 million in 2009.

Commission and brokerage increased 2.5% to $72.6 million in 2009 compared to $70.8 million in 2008 as commissions increased on the A&H business.  Segment other underwriting expenses for 2009 increased slightly to $8.7 million compared to $8.1 million for 2008.

International.
The following table presents the underwriting results and ratios for the International segment for the periods indicated.

	Years Ended December 31,			2010/2009		2009/2008
(Dollars in millions)	2010	2009	2008	Variance	% Change	Variance	% Change
Gross written premiums	$1,207.0	$1,084.5	$904.7	$122.5	11.3%	$179.8	19.9%
Net written premiums	1,199.6	1,081.3	902.1	118.3	10.9%	179.2	19.9%

Premiums earned	$1,168.1	$1,053.5	$885.5	$114.6	10.9%	$168.1	19.0%
Incurred losses and LAE	1,050.1	613.3	504.8	436.8	71.2%	108.4	21.5%
Commission and brokerage	288.4	267.1	230.9	21.3	8.0%	36.2	15.7%
Other underwriting expenses	27.6	23.1	19.8	4.6	19.8%	3.3	16.7%
Underwriting gain (loss)	$(198.0)	$150.1	$129.9	$(348.1)	-231.9%	$20.1	15.5%

					Point Chg		Point Chg
Loss ratio	89.9%	58.2%	57.0%		31.7		1.2
Commission and brokerage ratio	24.7%	25.4%	26.1%		(0.7)		(0.7)
Other underwriting expense ratio	2.4%	2.2%	2.2%		0.2		-
Combined ratio	117.0%	85.8%	85.3%		31.2		0.5

(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums increased by 11.3% to $1,207.0 million in 2010 compared to $1,084.5 million in 2009, due to continued strong growth in premiums written through the Brazil, Miami and New Jersey offices, a $42.7 million increase; Asia, a $55.7 million increase; and Canada, a $24.2 million increase; resulting from a combination of new business, rate increases in select areas, and economic and insurance growth in some markets.  Also contributing to the increase was $16.0 million in reinstatement premiums from the Chilean earthquake and Calgary hailstorm. Net written premiums increased by 10.9% to $1,199.6 million in 2010 compared to $1,081.3 million in 2009, principally as a result of the increase in gross written premiums.  Premiums earned increased 10.9% to $1,168.1 million in 2010 compared to $1,053.5 million in 2009, consistent with the trend noted for net written premiums.

Gross written premiums increased by 19.9% to $1,084.5 million in 2009 compared to $904.7 million in 2008.  As a result of our strong financial strength ratings, we saw increased participations on treaties in most regions, new business writings and preferential signings, including preferential terms and conditions.  In addition, rates, in some markets, also contributed to the increased written premiums.  Premiums written through the Brazil, Miami and New Jersey offices increased by $122.9 million (21.3%), the Asian branch increased by $32.4 million (17.1%) and the Canadian branch premiums increased by $24.5 million (17.7%).  Net written premiums increased by 19.9% to $1,081.3 million in 2009 compared to $902.1 million in 2008, principally as a result of the increase in gross written premiums.  Premiums earned increased 19.0% to $1,053.5 million in 2009 compared to $885.5 million in 2008, consistent with the increase in net written premiums.

Incurred Losses and LAE.  The following table presents the incurred losses and LAE for the International segment for the periods indicated.

	Years Ended December 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2010
Attritional	$647.7	55.5%		$(41.9)	-3.6%		$605.8	51.9%
Catastrophes	460.7	39.4%		(16.4)	-1.4%		444.3	38.0%
Total segment	$1,108.4	94.9%		$(58.3)	-5.0%		$1,050.1	89.9%

2009
Attritional	$546.7	51.9%		$19.4	1.8%		$566.0	53.7%
Catastrophes	43.4	4.1%		3.8	0.4%		47.2	4.5%
Total segment	$590.1	56.0%		$23.2	2.2%		$613.3	58.2%

2008
Attritional	$501.4	56.6%		$(33.5)	-3.8%		$467.9	52.8%
Catastrophes	43.5	4.9%		(6.7)	-0.8%		36.9	4.2%
Total segment	$544.9	61.5%		$(40.1)	-4.5%		$504.8	57.0%

Variance 2010/2009
Attritional	$101.0	3.6	pts	$(61.3)	(5.4)	pts	$39.8	(1.8)	pts
Catastrophes	417.3	35.3	pts	(20.2)	(1.8)	pts	397.1	33.5	pts
Total segment	$518.3	38.9	pts	$(81.5)	(7.2)	pts	$436.8	31.7	pts

Variance 2009/2008
Attritional	$45.3	(4.7)	pts	$52.8	5.6	pts	$98.1	0.9	pts
Catastrophes	(0.1)	(0.8)	pts	10.5	1.2	pts	10.3	0.3	pts
Total segment	$45.2	(5.5)	pts	$63.3	6.7	pts	$108.4	1.2	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased 71.2% to $1,050.1 million in 2010 compared to $613.3 in 2009.  The increase was principally due to a $417.3 million (35.3 points) increase in current year catastrophes related to the Chilean earthquake, the Australian hailstorms and floods, the New Zealand earthquake and the Canadian hailstorm compared to the absence in 2009 of any similar large events.  Attritional losses also increased, primarily due to an increase in premiums earned and higher expected loss ratios, which were partially offset by favorable development on prior years’ reserves.

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

Segment Expenses. Commission and brokerage increased 8.0% to $288.4 million in 2010 compared to $267.1 million in 2009.  The increase was primarily in line with the increases in premiums earned.  Segment other underwriting expenses increased to $27.6 million in 2010 compared to $23.1 million in 2009.  The increase was consistent with the growth in premiums earned resulting in stable other underwriting expense ratios for the periods.

Commission and brokerage increased 15.7% to $267.1 million in 2009 compared to $230.9 million in 2008.  The increase was primarily due to the growth in premiums earned in conjunction with the blend of business mix.  Segment other underwriting expenses in 2009 increased to $23.1 million compared to $19.8 million in 2008, consistent with growth in business.

Bermuda.
The following table presents the underwriting results and ratios for the Bermuda segment for the periods indicated.

	Years Ended December 31,			2010/2009		2009/2008
(Dollars in millions)	2010	2009	2008	Variance	% Change	Variance	% Change
Gross written premiums	$733.0	$794.8	$783.4	$(61.9)	-7.8%	$11.5	1.5%
Net written premiums	733.0	795.1	783.1	(62.0)	-7.8%	12.0	1.5%

Premiums earned	$738.4	$784.6	$801.2	$(46.1)	-5.9%	$(16.6)	-2.1%
Incurred losses and LAE	457.9	484.0	420.3	(26.1)	-5.4%	63.8	15.2%
Commission and brokerage	171.1	192.1	208.9	(21.0)	-10.9%	(16.8)	-8.0%
Other underwriting expenses	26.4	24.6	24.2	1.9	7.6%	0.4	1.5%
Underwriting gain (loss)	$83.0	$83.9	$147.8	$(0.9)	-1.1%	$(64.0)	-43.3%

					Point Chg		Point Chg
Loss ratio	62.0%	61.7%	52.5%		0.3		9.2
Commission and brokerage ratio	23.2%	24.5%	26.1%		(1.3)		(1.6)
Other underwriting expense ratio	3.6%	3.1%	2.9%		0.5		0.2
Combined ratio	88.8%	89.3%	81.5%		(0.5)		7.8

(Some amounts may not reconcile due to rounding.)

Premiums.  Gross written premiums decreased 7.8% to $733.0 million in 2010 compared to $794.8 million in 2009.  Bermuda home office business was down 4.4%, or $12.8 million, due to lower property catastrophe excess of loss business.  Premiums written by the U.K. branch and Ireland subsidiary in the U.K. and continental Europe, decreased $49.0 million, or 9.7% in response to softening market conditions.  Net written premiums decreased 7.8% to $733.0 million in 2010 compared to $795.1 million in 2009, in line with the decrease in gross written premiums.  Premiums earned decreased 5.9% to $738.4 million in 2010 compared to $784.6 million in 2009.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

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

Incurred Losses and LAE.  The following table presents the incurred losses and LAE for the Bermuda segment for the periods indicated.

	Years Ended December 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2010
Attritional	$445.9	60.3%		$(74.0)	-10.0%		$371.9	50.3%
Catastrophes	94.5	12.8%		(8.4)	-1.1%		86.1	11.7%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$540.4	73.1%		$(82.4)	-11.1%		$457.9	62.0%

2009
Attritional	$444.3	56.6%		$19.4	2.5%		$463.7	59.1%
Catastrophes	20.4	2.6%		(0.1)	0.0%		20.3	2.6%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$464.7	59.2%		$19.4	2.5%		$484.0	61.7%

2008
Attritional	$445.7	55.6%		$(56.6)	-7.1%		$389.1	48.6%
Catastrophes	39.3	4.9%		(8.1)	-1.0%		31.2	3.9%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$485.0	60.5%		$(64.7)	-8.1%		$420.3	52.5%

Variance 2010/2009
Attritional	$1.6	3.7	pts	$(93.4)	(12.5)	pts	$(91.8)	(8.8)	pts
Catastrophes	74.1	10.2	pts	(8.3)	(1.1)	pts	65.8	9.1	pts
A&E	-	-	pts	-	-	pts	-	-	pts
Total segment	$75.7	13.9	pts	$(101.8)	(13.6)	pts	$(26.1)	0.3	pts

Variance 2009/2008
Attritional	$(1.4)	1.0	pts	$76.0	9.6	pts	$74.6	10.5	pts
Catastrophes	(18.9)	(2.3)	pts	8.0	1.0	pts	(10.8)	(1.3)	pts
A&E	-	-	pts	-	-	pts	-	-	pts
Total segment	$(20.3)	(1.3)	pts	$84.1	10.6	pts	$63.8	9.2	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased 5.4% to $457.9 million in 2010 compared to $484.0 million in 2009.  The decrease was primarily due to the favorable development on prior years’ attritional and catastrophe reserves, partially offset by current year catastrophe losses from the Chilean earthquake, New Zealand earthquake and Australian hailstorms. The 2010 prior year favorable development primarily emanated from casualty business written by the Bermuda office.

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

Segment Expenses.  Commission and brokerage decreased 10.9% to $171.1 million in 2010 compared to $192.1 million in 2009.  The decrease was due to a combination of lower premiums earned, an increased mix of lower commission business and higher reinstatement premiums, which do not have corresponding commission expense.  Segment other underwriting expenses increased to $26.4 million in 2010 compared to $24.6 million in 2009.  The increase was primarily the result of expanded operations in Ireland.

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

Loss and LAE Reserves.  Our most critical accounting policy is the determination of our loss and LAE reserves.  We maintain reserves equal to our estimated ultimate liability for losses and LAE for reported and unreported claims for our insurance and reinsurance businesses.  Because reserves are based on estimates of ultimate losses and LAE by underwriting or accident year, we use a variety of statistical and actuarial techniques to monitor reserve adequacy over time, evaluate new information as it becomes known and adjust reserves whenever an adjustment appears warranted.  We consider many factors when setting reserves including:  (1) our exposure base and projected ultimate premiums earned; (2) our expected loss ratios by product and class of business, which are developed collaboratively by underwriters and actuaries; (3) actuarial methodologies which analyze our loss reporting and payment experience, reports from ceding companies and historical trends, such as reserving patterns, loss payments and product mix; (4) current legal interpretations of coverage and liability; (5) economic conditions; and (6) uncertainties discussed below regarding our liability for A&E claims. Our insurance and reinsurance loss and LAE reserves represent our best estimate of our ultimate liability. Actual losses and LAE ultimately paid may deviate, perhaps substantially, from such reserves.  Our net income (loss) will be impacted in a period in which the change in estimated ultimate losses and LAE is recorded.  See also ITEM 8, “Financial Statements and Supplementary Data” - Note 1 of Notes to the Consolidated Financial Statements.

It is more difficult to accurately estimate loss reserves for reinsurance liabilities than for insurance liabilities.  At December 31, 2010, we had reinsurance reserves of $7,072.2 million and insurance loss reserves of $2,268.0 million, of which $446.3 million and $108.5 million, respectively, were loss reserves for A&E liabilities.  A detailed discussion of additional considerations related to A&E exposures follows later in this section.

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

We sort both our reinsurance and insurance reserves into exposure groupings for actuarial analysis.  We assign our business to exposure groupings so that the underlying exposures have reasonably homogeneous loss development characteristics and are large enough to facilitate credible estimation of ultimate losses.  We periodically review our exposure groupings and we may change our grouping over time as our business changes.  We currently use over 200 exposure groupings to develop our reserve estimates.  One of the key selection characteristics for the exposure groupings is the historical duration of the claims settlement process.  Business, in which claims are reported and settled relatively quickly, are commonly referred to as short tail lines, principally property lines.  On the other hand, casualty claims tend to take longer to be reported and settled and casualty lines are generally referred to as long tail lines.  Our estimates of ultimate losses for shorter tail lines, with the exception of loss estimates for large catastrophic events, generally exhibit less volatility than those for the longer tail lines.

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

Our carried reserves at each reporting date are our best estimate of ultimate unpaid losses and LAE at that date.  We complete detailed reserve studies for each exposure group annually for our reinsurance and insurance operations.  The completed annual reinsurance reserve studies are “rolled forward” for each accounting period until the subsequent reserve study is completed.  Analyzing the roll-forward process involves comparing actual reported losses to expected losses based on the most recent reserve study.  We analyze significant variances between actual and expected losses and post adjustments to our reserves as warranted.

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

Asbestos and Environmental Exposures.  We continue to receive claims under expired insurance and reinsurance contracts asserting injuries and/or damages relating to or resulting from environmental pollution and hazardous substances, including asbestos.  Environmental claims typically assert liability for (a) the mitigation or remediation of environmental contamination or (b) bodily injury or property damage caused by the release of hazardous substances into the land, air or water.  Asbestos claims typically assert liability for bodily injury from exposure to asbestos or for property damage resulting from asbestos or products containing asbestos.

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

We have direct relationships with Mt. McKinley policyholders and we attempt to uphold our contractual rights and assert valid defenses to coverage where appropriate.  The uncertainties inherent in asbestos coverage and bankruptcy litigations have provided us the opportunity to engage in settlement negotiations with a number of policyholders who have potentially significant asbestos liabilities. Those discussions are aimed at achieving reasonable negotiated settlements that limit Mt. McKinley’s liability to a given policyholder to a sum certain.  Because of the risks and uncertainties inherent in litigation, we cannot be certain that this approach will lead to a negotiated settlement in the range expected by us in each or every instance.  Between 2004 and 2010, we concluded settlements or reached agreement in principle with 22 of our high profile policyholders.  We continue the approach of attempting to negotiate with such policyholders that may have significant asbestos liabilities, in part because their exposures have developed to the point where we and the policyholder have sufficient information to be motivated to settle.  We believe that this active approach will ultimately result in a more cost-effective liquidation of Mt. McKinley’s liabilities than a passive approach, although it may also introduce additional variability in Mt. McKinley’s losses and cash flows as reserves are adjusted to reflect the developments in litigation, negotiations and, ultimately, potential settlements.

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

Reinsurance Receivables.  We have purchased reinsurance to reduce our exposure to adverse claim experience, large claims and catastrophic loss occurrences.  Our ceded reinsurance provides for recovery from reinsurers of a portion of losses and loss expenses under certain circumstances.  Such reinsurance does not relieve us of our obligation to our policyholders.  In the event our reinsurers are unable to meet their obligations under these agreements or are able to successfully challenge losses ceded by us under the contracts, we will not be able to realize the full value of the reinsurance receivable balance.  To minimize exposure from uncollectible reinsurance receivables, we have a reinsurance security committee that evaluates the financial strength of each reinsurer prior to our entering into a reinsurance arrangement.  In some cases, we may hold full or partial collateral for the receivable, including letters of credit, trust assets and cash.  Additionally, creditworthy foreign reinsurers of business written in the U.S. are generally required to secure their obligations.  We have established reserves for uncollectible balances based on our assessment of the collectability of the outstanding balances. As of December 31, 2010 and 2009, the reserve for uncollectible balances was $21.6 million and $51.6 million, respectively.  The decline in reserve for uncollectible reinsurance was primarily due to a $30.0 million write-off of a reinsurance receivable balance with a corresponding reduction in the provision of uncollectible reinsurance.  This write-off of the reinsurance receivable had no impact upon 2010 net income as the reserve for uncollectibility had been fully established in previous periods.  Actual uncollectible amounts may vary, perhaps substantially, from such reserves, impacting income (loss) in the period in which the change in reserves is made. See also ITEM 8, “Financial Statements and Supplementary Data” -  Note 12 of Notes to the Consolidated Financial Statements and “Financial Condition – Reinsurance Receivables” below.

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

The following table displays the estimated components of earned but not reported premiums by segment for the periods indicated.

	At December 31,
(Dollars in millions)	2010	2009	2008
U.S. Reinsurance	$286.5	$308.4	$289.2
U.S. Insurance	2.2	12.1	13.9
Specialty Underwriting	53.9	64.9	82.2
International	195.2	216.7	181.0
Bermuda	204.7	187.3	185.1
Total	$742.5	$789.5	$751.3

(Some amounts may not reconcile due to rounding.)

Investment Valuation.  Our fixed income investments are classified for accounting purposes as available for sale and are carried at market value or fair value in our consolidated balance sheets.  Our equity securities are also held as available for sale and are carried at market or fair value.  Most securities we own are traded on national exchanges where market values are readily available.  Some of our commercial mortgage-backed securities (“CMBS”) are valued using cash flow models and risk-adjusted discount rates.  We hold some privately placed securities, less than 0.05% of the portfolio, that are either valued by brokers or an investment advisor.  At December 31, 2010 and 2009, our investment portfolio included $567.9 million and $504.3 million, respectively, of limited partnership investments whose values are reported pursuant to the equity method of accounting.  We carry these investments at values provided by the managements of the limited partnerships and due to inherent reporting lags, the carrying values are based on values with “as of” dates from one month to one quarter prior to our financial statement date.

At December 31, 2010, we had net unrealized gains, net of tax, of $369.4 million compared to $309.3 million at December 31, 2009.  Gains and losses from market fluctuations for investments held at market value are reflected as comprehensive income (loss) in the consolidated balance sheets.  Gains and losses from market fluctuations for investments held at fair value are reflected as net realized capital gains and losses in the consolidated statements of operations and comprehensive income (loss) in accordance with FASB guidance.  Market value declines for the fixed income portfolio, which are considered credit other-than-temporary impairments, are reflected in our consolidated statements of operations and comprehensive income (loss), as realized capital losses.  We consider many factors when determining whether a market value decline is other-than-temporary, including:  (1) we have no intent to sell and, more likely than not, will not be required to sell prior to recovery, (2) the length of time the market value has been below book value, (3) the credit strength of the issuer, (4) the issuer’s market sector, (5) the length of time to maturity and (6) for asset-backed securities, changes in prepayments, credit enhancements and underlying default rates.  If management’s assessments change in the future, we may ultimately record a realized loss after management originally concluded that the decline in value was temporary.  See also ITEM 8, “Financial Statements and Supplementary Data” - Note 1 of Notes to the Consolidated Financial Statements.

FINANCIAL CONDITION

Cash and Invested Assets.  Aggregate invested assets, including cash and short-term investments, were $15,365.0 million at December 31, 2010, an increase of $446.2 million compared to $14,918.8 million at December 31, 2009.  This increase was primarily the result of $918.5 million of cash flows from operations, $73.1 million in equity adjustments of our limited partnership investments, $70.4 million in fair value re-measurements, $50.0 million revolving credit borrowings and $48.4 million of unrealized appreciation, partially offset by $398.6 million paid for share repurchases, $200.0 million payoff of debt maturity, $108.5 million paid out in dividends to shareholders and $17.4 million due to fluctuations in foreign currencies.

Our principal investment objectives are to ensure funds are available to meet our insurance and reinsurance obligations and to maximize after-tax investment income while maintaining a high quality diversified investment portfolio.  Considering these objectives, we view our investment portfolio as having two components: 1) the investments needed to satisfy outstanding liabilities (our core fixed maturities portfolio) and 2) investments funded by our shareholders’ equity.

For the portion needed to satisfy global outstanding liabilities, we generally invest in taxable and tax-preferenced fixed income securities with an average credit quality of Aa2, as rated by Moody’s.  For the U.S. portion of this portfolio, our mix of taxable and tax-preferenced investments is adjusted periodically, consistent with our current and projected U.S. operating results, market conditions and our tax position.  This global fixed maturity securities portfolio is externally managed by an independent, professional investment manager using portfolio guidelines approved by us.

Over the past few years and particularly in 2010, we have expanded the allocation of our investments funded by shareholders’ equity to include:  1) a greater percentage of publicly traded equity securities, 2) emerging market fixed maturities through mutual fund structures, 3) high yield fixed maturities, 4) bank loan securities and 5) private equity limited partnership investments.  The objective of this portfolio diversification is to enhance the risk-adjusted total return of the investment portfolio by allocating a prudent portion of the portfolio to higher return asset classes, which are also less subject to changes in value with movements in interest rates.  We limit our allocation to these asset classes because of 1) the potential for volatility in their values and 2) the impact of these investments on regulatory and rating agency capital adequacy models.  We use investment managers experienced in these markets and adjust our allocation to these investments based upon market conditions.  At December 31, 2010, the market value of investments in these investment market sectors, carried at both market and fair value, approximated 36% of shareholders’ equity.

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

The tables below summarize the composition and characteristics of our investment portfolio as of the dates indicated.

	At December 31,
(Dollars in millions)	2010		2009
Fixed maturities, market value	$12,450.5	81.0%	$13,005.9	87.2%
Fixed maturities, fair value	180.5	1.2%	50.5	0.3%
Equity securities, market value	363.7	2.4%	16.3	0.1%
Equity securities, fair value	721.4	4.7%	380.0	2.5%
Short-term investments	785.3	5.1%	673.1	4.5%
Other invested assets	605.2	3.9%	545.3	3.7%
Cash	258.4	1.7%	247.6	1.7%
Total investments and cash	$15,365.0	100.0%	$14,918.8	100.0%

(Some amounts may not reconcile due to rounding.)

	At December 31,
	2010	2009
Fixed income portfolio duration (years)	3.8	3.8
Fixed income composite credit quality	Aa2	Aa2
Imbedded end of period yield, pre-tax	3.9%	4.1%
Imbedded end of period yield, after-tax	3.5%	3.6%

The following table provides a comparison of our total return by asset class relative to broadly accepted industry benchmarks for the periods indicated.

	2010	2009	2008
Fixed income portfolio total return	5.3%	9.4%	0.3%
Barclay's Capital - U.S. aggregate index	6.5%	5.9%	5.2%

Common equity portfolio total return	15.4%	28.9%	-40.9%
S&P 500 index	15.1%	26.5%	-37.0%

Other invested asset portfolio total return	18.7%	-1.8%	-7.4%

The pre-tax equivalent total return for the bond portfolio was approximately 5.7%, 10.1% and 1.0%, respectively, for 2010, 2009 and 2008.  The pre-tax equivalent return adjusts the yield on tax-exempt bonds to the fully taxable equivalent.

Reinsurance Receivables.  Reinsurance receivables for both paid and recoverable on unpaid losses totaled $684.7 million and $636.4 million at December 31, 2010 and 2009, respectively.  At December 31, 2010, $171.7 million, or 25.1%, was receivable from C.V. Starr; $105.0 million, or 15.3% was receivable from Transatlantic; $100.0 million, or 14.6%, was receivable from Continental; $48.9 million, or 7.1%, was receivable from Munich Re and $45.0 million, or 6.6%, was receivable from Berkley.  The receivable from C.V. Starr is fully collateralized by a trust agreement.  The receivable from Continental is collateralized by a funds held arrangement under which we have retained the premiums earned by the retrocessionaire to secure obligations of the retrocessionaire, recorded them as a liability, credited interest on the balances at a stated contractual rate and reduced the liability account as payments became due.  No other retrocessionaire accounted for more than 5% of our receivables.

Loss and LAE Reserves.   Gross loss and LAE reserves totaled $9,340.2 million at December 31, 2010 and $8,937.9 million at December 31, 2009.

The following tables summarize gross outstanding loss and LAE reserves by segment, classified by case reserves and IBNR reserves, for the periods indicated.

	At December 31, 2010
	Case	IBNR	Total	% of
(Dollars in millions)	Reserves	Reserves	Reserves	Total
U.S. Reinsurance	$1,293.3	$1,672.7	$2,966.0	31.8%
U.S. Insurance	859.6	1,142.0	2,001.6	21.4%
Specialty Underwriting	237.1	193.8	430.9	4.6%
International	945.8	711.6	1,657.4	17.7%
Bermuda	788.2	941.3	1,729.5	18.5%
Total excluding A&E	4,123.9	4,661.5	8,785.4	94.1%
A&E	290.4	264.4	554.8	5.9%
Total including A&E	$4,414.4	$4,925.8	$9,340.2	100.0%

(Some amounts may not reconcile due to rounding.)

	At December 31, 2009
	Case	IBNR	Total	% of
(Dollars in millions)	Reserves	Reserves	Reserves	Total
U.S. Reinsurance	$1,382.0	$1,652.3	$3,034.3	34.0%
U.S. Insurance	716.2	1,157.1	1,873.4	21.0%
Specialty Underwriting	238.5	175.8	414.4	4.6%
International	752.1	545.7	1,297.7	14.5%
Bermuda	718.8	960.5	1,679.4	18.8%
Total excluding A&E	3,807.7	4,491.5	8,299.2	92.9%
A&E	354.7	283.9	638.7	7.1%
Total including A&E	$4,162.4	$4,775.4	$8,937.9	100.0%

(Some amounts may not reconcile due to rounding.)

Changes in premiums earned and business mix, reserve re-estimations, catastrophe losses and changes in catastrophe loss reserves and claim settlement activity all impact loss and LAE reserves by segment and in total.

Our loss and LAE reserves represent our best estimate of our ultimate liability for unpaid claims.  We continuously re-evaluate our reserves, including re-estimates of prior period reserves, taking into consideration all available information and, in particular, newly reported loss and claim experience.  Changes in reserves resulting from such re-evaluations are reflected in incurred losses in the period when the re-evaluation is made.  Our analytical methods and processes operate at multiple levels including individual contracts, groupings of like contracts, classes and lines of business, internal business units, segments, legal entities, and in the aggregate.  In order to set appropriate reserves, we make qualitative and quantitative analyses and judgments at these various levels.  Additionally, the attribution of reserves, changes in reserves and incurred losses among accident years requires qualitative and quantitative adjustments and allocations at these various levels.  We utilize actuarial science, business expertise and management judgment in a manner intended to ensure the accuracy and consistency of our reserving practices.  Nevertheless, our reserves are estimates, which are subject to variation, which may be significant.

There can be no assurance that reserves for, and losses from, claim obligations will not increase in the future, possibly by a material amount.  However, we believe that our existing reserves and reserving methodologies lessen the probability that any such increase would have a material adverse effect on our financial condition, results of operations or cash flows.  In this context, we note that over the past 10 years, our calendar year operations have been affected by effects from prior period reserve re-estimates, ranging from a favorable $30.9 million in 2010, representing 0.4% of the net prior period reserves for the year in which the adjustment was made, to an unfavorable $249.4 million in 2004, representing 3.7% of the net prior period reserves for the year in which the adjustment was made.

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

The following table below represents the reserve levels and ranges for each of our business segments for the period indicated.

	Outstanding Reserves and Ranges By Segment (1)
	At December 31, 2010
	As	Low	Low	High	High
(Dollars in millions)	Reported	Range % (2)	Range (2)	Range % (2)	Range (2)
Gross Reserves By Segment
U.S. Reinsurance	$2,966.0	-13.6%	$2,561.3	13.6%	$3,370.8
U.S. Insurance	2,001.6	-20.1%	1,600.1	20.1%	2,402.9
Specialty Underwriting	430.9	-14.9%	366.7	14.9%	495.0
International	1,657.4	-10.6%	1,481.1	10.6%	1,833.7
Bermuda	1,729.5	-8.5%	1,583.4	8.5%	1,875.7
Total Gross Reserves
(excluding A&E)	8,785.4	-9.9%	7,915.3	9.9%	9,655.5
A&E (All Segments)	554.8	-13.7%	478.8	13.7%	630.8
Total Gross Reserves	$9,340.2	-9.7%	8,431.0	9.7%	10,249.3

(Some amounts may not reconcile due to rounding.)
_______________________________________
(1)	There can be no assurance that reserves will not ultimately exceed the indicated ranges requiring additional income (loss) statement expense.
(2)	Although totals are displayed for both the low and high range amounts, it should be noted that statistically the range of the total is not equal to the sum of the ranges of the segments.

Depending on the specific segment, the range derived for the loss reserves, excluding reserves for A&E exposures, ranges from minus 8.5% to minus 20.1% for the low range and from plus 8.5% to plus 20.1% for the high range.  Both the higher and lower ranges are associated with the U.S. Insurance segment.  The size of the range is dependent upon the level of confidence associated with the outcome.  Within each range, our best estimate of loss reserves is based upon the point estimate derived by our actuaries in detailed reserve studies.  Such ranges are necessarily subjective due to the lack of generally accepted actuarial standards with respect to their development.  For the above presentation, we have assumed what we believe is a reasonable confidence level but note that there can be no assurance that our claim obligations will not vary outside of these ranges.

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

	At December 31,
(Dollars in millions)	2010	2009	2008
Gross Basis:
Beginning of period reserves	$638.7	$786.8	$922.8
Incurred losses and LAE:
Reported losses	19.6	53.4	130.7
Change in IBNR	(19.6)	(53.4)	(130.7)
Total incurred losses and LAE	-	-	-
Paid losses	(83.9)	(148.2)	(136.0)
End of period reserves	$554.8	$638.7	$786.8

Net Basis:
Beginning of period reserves	$613.1	$749.1	$827.4
Incurred losses and LAE:
Reported losses	19.3	64.4	120.0
Change in IBNR	(19.3)	(63.9)	(120.0)
Total incurred losses and LAE	-	0.4	-
Paid losses	(80.2)	(136.4)	(78.3)
End of period reserves	$532.9	$613.1	$749.1

(Some amounts may not reconcile due to rounding.)

At December 31, 2010, the gross reserves for A&E losses were comprised of $135.4 million representing case reserves reported by ceding companies, $116.1 million representing additional case reserves established by us on assumed reinsurance claims, $38.9 million representing case reserves established by us on direct excess insurance claims, including Mt. McKinley, and $264.4 million representing IBNR reserves.

With respect to asbestos only, at December 31, 2010, we had gross asbestos loss reserves of $530.4 million, or 95.6%, of total A&E reserves, of which $426.2 million was for assumed business and $104.2 million was for direct business.

The following tables summarize reserve and claim activity on a gross and net of ceded reinsurance basis for our reinsurance and direct asbestos exposures.

Asbestos - Reinsurance	At December 31,
(Dollars in millions)	2010	2009	2008
Gross Basis:
Beginning of period reserves	$477.9	$533.2	$585.3
Incurred losses and LAE:
Reported losses	16.8	45.4	71.3
Change in IBNR	(16.8)	(45.4)	(71.3)
Total incurred losses and LAE	-	-	-
Paid losses	(51.8)	(55.3)	(52.2)
End of period reserves	$426.2	$477.9	$533.2

Net Basis:
Beginning of period reserves	$458.2	$508.2	$557.4
Incurred losses and LAE:
Reported losses	16.8	42.9	66.2
Change in IBNR	(16.8)	(43.0)	(66.2)
Total incurred losses and LAE	-	(0.1)	-
Paid losses	(49.9)	(49.9)	(49.1)
End of period reserves	$408.3	$458.2	$508.2

(Some amounts may not reconcile due to rounding.)

Asbestos - Direct	At December 31,
(Dollars in millions)	2010	2009	2008
Gross Basis:
Beginning of period reserves	$130.8	$200.9	$273.6
Incurred losses and LAE:
Reported losses	2.9	8.5	51.6
Change in IBNR	(2.9)	(8.5)	(51.6)
Total incurred losses and LAE	-	-	-
Paid losses	(26.7)	(70.1)	(72.7)
End of period reserves	$104.2	$130.8	$200.9

Net Basis:
Beginning of period reserves	$123.1	$187.3	$205.9
Incurred losses and LAE:
Reported losses	2.6	7.5	46.6
Change in IBNR	(2.6)	(7.1)	(46.6)
Total incurred losses and LAE	-	0.4	-
Paid losses	(25.1)	(64.7)	(18.6)
End of period reserves	$97.9	$123.1	$187.3

(Some amounts may not reconcile due to rounding.)

Ultimate loss projections for A&E liabilities cannot be accomplished using standard actuarial techniques.  We believe that our A&E reserves represent our best estimate of the ultimate liability; however, there can be no assurance that ultimate loss payments will not exceed such reserves, perhaps by a significant amount.

Industry analysts use the “survival ratio” to compare the A&E reserves among companies with such liabilities.  The survival ratio is typically calculated by dividing a company’s current net reserves by the three year average of annual paid losses.  Hence, the survival ratio equals the number of years that it would take to exhaust the current reserves if future loss payments were to continue at historical levels.  Using this measurement, our net three year asbestos survival ratio was 5.9 years at December 31, 2010.  These metrics can be skewed by individual large settlements occurring in the prior three years and therefore, may not be indicative of the timing of future payments.

Because the survival ratio was developed as a comparative measure of reserve strength and does not indicate absolute reserve adequacy, we consider, but do not rely on, the survival ratio when evaluating our reserves.  In particular, we note that year to year loss payment variability can be material.  This is due, in part, to our orientation to negotiated settlements, particularly on our Mt. McKinley exposures, which significantly reduces the credibility and utility of this measure as an analytical tool.  During 2010, we made asbestos net claim payments of $22.2 million to Mt McKinley high profile claimants where the claim was either closed or a settlement had been reached.  Such payments, which are non-repetitive, distort downward our three year survival ratio for 2010 and will continue to do so for 2011 and 2012.  Adjusting for such settlements, recognizing that total settlements are generally considered fully reserved to an agreed settlement, we consider that our adjusted asbestos survival ratio for net unsettled claims is 8.7 years, which is better than prevailing industry norms.

Shareholders’ Equity.  Our shareholders’ equity increased to $6,283.5 million as of December 31, 2010 from $6,101.7 million as of December 31, 2009.  This increase was the result of $610.8 million in net income, unrealized appreciation on investments, net of tax, of $60.2 million, share-based compensation transactions of $17.8 million and $1.9 million of foreign currency translation adjustments, partially offset by repurchasing 5.1 million common shares for $398.6 million, $108.5 million of shareholder dividends and $1.8 million of benefit plan obligation adjustments.

Our shareholders’ equity increased to $6,101.7 million as of December 31, 2009 from $4,960.4 million as of December 31, 2008.  This increase was the result of $807.0 million in net income, unrealized appreciation on investments, net of tax, of $529.9 million, $83.8 million of foreign currency translation adjustments and $22.5 million of share-based compensation transactions, partially offset by the repurchase of 2.4 common shares for $190.6 million and $116.9 million of shareholder dividends.

LIQUIDITY AND CAPITAL RESOURCES

Capital.  Our business operations are in part dependent on our financial strength and financial strength ratings, and the market’s perception of our financial strength, as measured by shareholders’ equity, which was $6,283.5 million at December 31, 2010 and $6,101.7 million at December 31, 2009.  On March 13, 2009, Everest Re and Everest National, wholly-owned indirect subsidiaries of the Company, received notification of a one level ratings downgrade by Standard & Poor’s.  On April 7, 2010, Standard & Poor’s upgraded the Company’s debt ratings one level.  We continue to possess significant financial flexibility and access to the debt and equity markets as a result of our perceived financial strength, as evidenced by the financial strength ratings as assigned by independent rating agencies.

From time to time, we have used open market share repurchases to adjust our capital position and enhance long term expected returns to our shareholders.  On July 21, 2008, our existing authorization to purchase up to 5 million of our shares was amended to authorize the purchase of up to 10 million shares.  On February 24, 2010, our existing authorization to purchase up to 10 million of our shares was amended to authorize the purchase of up to 15 million shares.  As of December 31, 2010, we had repurchased 11.6 million shares under this authorization.

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

Liquidity.  Our principal investment objectives are to ensure funds are available to meet our insurance and reinsurance obligations and to maximize after-tax investment income while maintaining a high quality diversified investment portfolio.  Considering these objectives, we view our investment portfolio as having two components: 1) the investments needed to satisfy outstanding liabilities (our core fixed maturities portfolio) and 2) investments funded by our shareholders’ equity.

For the portion needed to satisfy global outstanding liabilities, we generally invest in taxable and tax-preferenced fixed income securities with an average credit quality of Aa2, as rated by Moody’s.  For the U.S. portion of this portfolio, our mix of taxable and tax-preferenced investments is adjusted periodically, consistent with our current and projected U.S. operating results, market conditions and our tax position.  This global fixed maturity securities portfolio is externally managed by an independent, professional investment manager using portfolio guidelines approved by us.

Over the past few years and particularly in 2010, we have expanded the allocation of our investments funded by shareholders’ equity to include:  1) a greater percentage of publicly traded equity securities, 2) emerging market fixed maturities through mutual fund structures, 3) high yield fixed maturities, 4) bank loan securities and 5) private equity limited partnership investments.  The objective of this portfolio diversification is to enhance the risk-adjusted total return of the investment portfolio by allocating a prudent portion of the portfolio to higher return asset classes, which are also less subject to changes in value with movements in interest rates.  We limit our allocation to these asset classes because of 1) the potential for volatility in their values and 2) the impact of these investments on regulatory and rating agency capital adequacy models.  We use investment managers experienced in these markets and adjust our allocation to these investments based upon market conditions.  At December 31, 2010, the market value of investments in these investment market sectors, carried at both market and fair value, approximated 36% of shareholders’ equity.

Our liquidity requirements are generally met from positive cash flow from operations.  Positive cash flow results from reinsurance and insurance premiums being collected prior to disbursements for claims, which disbursements generally take place over an extended period after the collection of premiums, sometimes a period of many years.  Collected premiums are generally invested, prior to their use in such disbursements, and investment income provides additional funding for loss payments.  Our net cash flows from operating activities were $918.5 million, $784.7 million and $663.0 million for the years ended December 31, 2010, 2009 and 2008, respectively.  Additionally, these cash flows reflected a net tax refund of $31.0 million and net tax payments of $111.8 million and $11.0 million for the years ended December 31, 2010, 2009 and 2008, respectively; net catastrophe loss payments of $410.8 million, $235.3 million and $290.5 million for the years ended December 31, 2010, 2009 and 2008, respectively; and net A&E payments of $80.2 million, $136.4 million and $78.3 million for years ended December 31, 2010, 2009 and 2008, respectively.

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

As the timing of payments for claims and benefits cannot be predicted with certainty, we maintain portfolios of long term invested assets with varying maturities, along with short-term investments that provide additional liquidity for payment of claims.  At December 31, 2010 and 2009, we held cash and short-term investments of $1,043.7 million and $920.7 million, respectively.  All of our short-term investments are readily marketable and can be converted to cash.  In addition to these cash and short-term investments, at December 31, 2010, we had $580.5 million of available for sale fixed maturity securities maturing within one year or less, $4,057.2 million maturing within one to five years and $5,088.2 million maturing after five years.  Our $1,085.2 million of equity securities are comprised primarily of publicly traded securities that can be easily liquidated.  We believe that these fixed maturity and equity securities, in conjunction with the short-term investments and positive cash flow from operations, provide ample sources of liquidity for the expected payment of losses in the near future.  We do not anticipate selling securities or using available credit facilities to pay losses and LAE but have the ability to do so.  Sales of securities might result in realized capital gains or losses.  At December 31, 2010 we had $439.6 million of net pre-tax unrealized appreciation, comprised of $555.5 million of pre-tax unrealized appreciation and $115.9 million of pre-tax unrealized depreciation.

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

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth.  Minimum net worth is an amount equal to the sum of $3,575.4 million plus 25% of consolidated net income for each of Group’s fiscal quarters, for which statements are available ending on or after January 1, 2007 and for which consolidated net income is positive, plus 25% of any increase in consolidated net worth during such period attributable to the issuance of ordinary and preferred shares, which at December 31, 2010, was $4,226.2 million.  As of December 31, 2010, the Company was in compliance with all Group Credit Facility covenants.

At December 31, 2010, the Group Credit Facility had no outstanding letters of credit under tranche one and $406.4 million outstanding letters of credit under tranche two.  At December 31, 2009, the Group Credit Facility had no outstanding letters of credit under tranche one and $386.5 million outstanding letters of credit under tranche two.

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

The Holdings Credit Facility requires Holdings to maintain a debt to capital ratio of not greater than 0.35 to 1 and Everest Reinsurance Company (“Everest Re”) to maintain its statutory surplus at $1.5 billion plus 25% of future aggregate net income and 25% of future aggregate capital contributions after December 31, 2005, which at December 31, 2010, was $1,989.4 million.  As of December 31, 2010, Holdings was in compliance with all Holdings Credit Facility covenants.

At December 31, 2010, the Company had outstanding $50.0 million of short-term borrowings from the Holdings Credit Facility revolving credit line, with a maturity date of  January 18, 2011.  These short-term borrowings can be paid either through renewal with a one, two, three or six month term; or out of cash flows from operations.  The highest amount outstanding in short-term borrowings was $133.0 million for the period from June 15, 2010 to August 9, 2010.  In addition, at December 31, 2010 and 2009, the Holdings Credit Facility had outstanding letters of credit of $9.5 million and $28.0 million, respectively.

Costs incurred in connection with the Group Credit Facility and the Holdings Credit Facility were $1.8 million and $1.5 million for December 31, 2010 and 2009, respectively.

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

We focus on potential losses that could result from any single event, or series of events as part of our evaluation and monitoring of our aggregate exposures to catastrophic events. Accordingly, we employ various techniques to estimate the amount of loss we could sustain from any single catastrophic event or series of events in various geographic areas. These techniques range from deterministic approaches, such as tracking aggregate limits exposed in catastrophe-prone zones and applying reasonable damage factors, to modeled approaches that attempt to scientifically measure catastrophe loss exposure using sophisticated Monte Carlo simulation techniques that forecast frequency and severity of expected losses on a probabilistic basis.

No single universal model or group of models is currently capable of projecting the amount and probability of loss in all global geographic regions in which we conduct business. In addition, the form, quality and granularity of underwriting exposure data furnished by ceding companies is not uniformly compatible with the data requirements for our licensed models, which adds to the inherent imprecision in the potential loss projections. Further, the results from multiple models and analytical methods must be combined and interpolated to estimate potential losses by and across business units.  Also, while most models have been updated to incorporate claim information from recent catastrophic events, catastrophe model projections are still inherently imprecise.  In addition, uncertainties with respect to future climatic patterns and cycles add to the already significant uncertainty of loss projections from models using historic long term frequency and severity data.

Nevertheless, when combined with traditional risk management techniques and sound underwriting judgment, catastrophe models are a useful tool for underwriters to price catastrophe exposed risks and for providing management with quantitative analyses with which to monitor and manage catastrophic risk exposures by zone and across zones for individual and multiple events.

Projected catastrophe losses are generally summarized in terms of the PML.  We define PML as our anticipated loss, taking into account contract terms and limits, caused by a single catastrophe affecting a broad contiguous geographic area, such as that caused by a hurricane or earthquake.  The PML will vary depending upon the modeled simulated losses and the make-up of the in force book of business.  The projected severity levels are described in terms of “return periods”, such as “100-year events” and “250-year events”. For example, a 100-year PML is the estimated loss to the current in-force portfolio from a single event which has a 1% probability of being exceeded in a twelve month period.  In other words, it corresponds to a 99% probability that the loss from a single event will fall below the indicated PML.  It is important to note that PMLs are estimates.  Modeled events are hypothetical events produced by a stochastic model.  As a result, there can be no assurance that any actual event will align with the modeled event or that actual losses from events similar to the modeled events will not vary materially from the modeled event PML.

From an enterprise risk management perspective, management sets limits on the levels of catastrophe loss exposure we may underwrite.  The limits are revised periodically based on a variety of factors, including but not limited to our financial resources and expected earnings and risk/reward analyses of the business being underwritten.

Management estimates that the projected economic loss from its largest 100-year event in a given zone represents approximately 10% of its projected 2011 shareholders’ equity.  Economic loss is the gross PML reduced by estimated reinstatement premiums to renew coverage and estimated income taxes.  The impact of income taxes on the PML depends on the distribution of the losses by corporate entity, which is also affected by inter-affiliate reinsurance. Management also monitors and controls its largest PMLs at multiple points along the loss distribution curve, such as loss amounts at the 20, 50, 100, 250, 500 and 1,000 year return periods.  This process enables management to identify and control exposure accumulations and to integrate such exposures into enterprise risk, underwriting and capital management decisions.

Our catastrophe loss projections, segmented by risk zones, are updated quarterly and reviewed as part of a formal risk management review process.

We believe that our greatest worldwide 1 in 100 year exposure to a single catastrophic event is to a hurricane affecting the U.S. southeast coast, where we estimate we have a gross PML exposure of $941 million.  See also table under ITEM 1, “Business - Risk Management of Underwriting and Retrocession Arrangements”.

If such a single catastrophe loss were to occur, management estimates that the economic loss to us would be approximately $640 million.  The estimate involves multiple variables, including which Everest entity would experience the loss, and as a result there can be no assurance that this amount would not be exceeded.

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

For the period from July 1, 2010 to July 1, 2011, we have catastrophe loss reinsurance in place of 75% of $100 million in excess of $250 million, excluding the territories of the U.S., Japan, Europe and Caribbean wind.  See ITEM 1, “Business - Risk Management of Underwriting and Retrocession Arrangements” for further details.

Contractual Obligations.  The following table shows our contractual obligations for the period indicated.

	Payments due by period
		Less than			More than
(Dollars in millions)	Total	1 year	1-3 years	3-5 years	5 years
5.40% Senior notes	$249.8	$-	$-	$249.8	$-
Junior subordinated debt	329.9	-	-	-	329.9
6.6% Long term notes	238.4	-	-	-	238.4
Interest expense (1)	1,410.0	49.1	98.2	84.7	1,178.0
Employee benefit plans	41.6	2.9	7.6	8.0	23.1
Operating lease agreements	88.1	7.9	20.9	17.3	41.9
Gross reserve for losses and LAE (2)	9,340.2	2,198.8	3,507.8	1,121.3	2,512.3
Total	$11,697.9	$2,258.7	$3,634.5	$1,481.1	$4,323.6

(Some amounts may not reconcile due to rounding.)
________________________
(1)	Interest expense on 6.6% long term notes is assumed to be fixed through contractual term.
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

On March 15, 2010, Holdings’ $200.0 million principal amount of 8.75% senior notes matured and was paid in cash.

Dividends.
During 2010, 2009 and 2008, we declared and paid shareholder dividends of $108.5 million, $116.9 million and $118.6 million, respectively.  As an insurance holding company, we are partially dependent on dividends and other permitted payments from our subsidiaries to pay cash dividends to our shareholders.  The payment of dividends to Group by Holdings Ireland is subject to Irish corporate and regulatory restrictions; the payment of dividends to Holdings Ireland by Holdings and to Holdings by Everest Re is subject to Delaware regulatory restrictions; and the payment of dividends to Group by Bermuda Re is subject to Bermuda insurance regulatory restrictions.  Management expects that, absent extraordinary catastrophe losses, such restrictions should not affect Everest Re’s ability to declare and pay dividends sufficient to support Holdings’ general corporate needs and that Holdings Ireland and Bermuda Re will have the ability to declare and pay dividends sufficient to support Group’s general corporate needs.  For the years ended December 31, 2010, 2009 and 2008, Everest Re paid dividends to Holdings of $590.0 million, $60.0 million and $285.0 million, respectively.  For the years ended December 31, 2010, 2009 and 2008, Bermuda Re paid dividends to Group of $215.0 million, $245.0 million and $120.0 million, respectively.  See ITEM 1, “Business – Regulatory Matters – Dividends” and ITEM 8, “Financial Statements and Supplementary Data” - Note 15 of Notes to Consolidated Financial Statements.

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

Treatment of Insurance Contract Acquisition Costs. In October 2010, the FASB issued authoritative guidance for the accounting for costs associated with acquiring or renewing insurance contracts.  The guidance identifies the incremental direct costs of contract acquisition and costs directly related to acquisition activities that should be capitalized.  This guidance is effective for reporting periods beginning after December 15, 2011.  The Company will adopt this guidance prospectively, as of January 1, 2012.

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

Improving Disclosures About Fair Value Measurements.  In January 2010, the FASB amended the authoritative guidance for disclosures on fair value measurements.  Effective for interim and annual reporting periods beginning after December 15, 2009, the guidance requires a new separate disclosure for:  significant transfers in and out of Level 1 and 2 and the reasons for the transfers; and provided clarification on existing disclosures to include:  fair value measurement disclosures by class of assets and liabilities and disclosure on valuation techniques and inputs used to measure fair value that fall in either Level 2 or Level 3.  The Company implemented this guidance effective January 1, 2010.  Effective for interim and annual reporting periods beginning after December 15, 2010, the guidance requires another new separate disclosure in regards to Level 3 fair value measurements in that, the period activity will present separately information about purchases, sales, issuances and settlements.  Comparative disclosures shall be required only for periods ending after initial adoption.  The Company implemented this guidance beginning with the third quarter of 2010.

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

Fair Value Disclosures about Pension Plan Assets. In December 2008, the FASB revised the authoritative guidance for employers’ disclosures about pension plan assets. This new guidance requires additional disclosures about the components of plan assets, investment strategies for plan assets and significant concentrations of risk within plan assets. The Company, in conjunction with fair value measurement of plan assets, separated plan assets into the three fair value hierarchy levels and provided a roll forward of the changes in fair value of plan assets classified as Level 3 in the 2009 annual consolidated financial statements. These disclosures had no effect on the Company’s accounting for plan benefits and obligations.

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

Interest Rate Risk.  Our $15.4 billion investment portfolio, at December 31, 2010, is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations and some foreign exchange rate risk.  The impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity securities portfolio, including short-term investments, from a change in market interest rates.  In a declining interest rate environment, it includes prepayment risk on the $2,506.2 million of mortgage-backed securities in the $12,631.0 million fixed maturity portfolio.  Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The tables below display the potential impact of market value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $785.3 million of short-term investments) for the period indicated based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates.  For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually.  To generate appropriate price estimates on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account.  For legal entities with a non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios.

	Impact of Interest Rate Shift in Basis Points
	At December 31, 2010
	-200	-100	0	100	200
(Dollars in millions)
Total Market/Fair Value	$14,348.4	$13,902.3	$13,416.2	$12,892.7	$12,371.5
Market/Fair Value Change from Base (%)	6.9%	3.6%	0.0%	-3.9%	-7.8%
Change in Unrealized Appreciation
After-tax from Base ($)	$745.7	$388.4	$-	$(420.3)	$(841.8)

	Impact of Interest Rate Shift in Basis Points
	At December 31, 2009
	-200	-100	0	100	200
(Dollars in millions)
Total Market/Fair Value	$14,804.7	$14,296.2	$13,729.6	$13,120.0	$12,520.6
Market/Fair Value Change from Base (%)	7.8%	4.1%	0.0%	-4.4%	-8.8%
Change in Unrealized Appreciation
After-tax from Base ($)	$826.1	$434.7	$-	$(468.4)	$(932.0)

We had $9,340.2 million and $8,937.9 million of gross reserves for losses and LAE as of December 31, 2010 and 2009, respectively.  These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money.  Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value.  As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases.  These movements are the opposite of the interest rate impacts on the fair value of investments.  While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid.  Our loss and loss reserve obligations have an expected duration of approximately 3.8 years, which is reasonably consistent with our fixed income portfolio.  If we were to discount our loss and LAE reserves, net of $0.7 billion of reinsurance receivables on unpaid losses, the discount would be approximately $1.4 billion resulting in a discounted reserve balance of approximately $7.3 billion, representing approximately 54.3% of the market value of the fixed maturity investment portfolio funds.

Equity Risk.  Equity risk is the potential change in fair and/or market value of the common stock, preferred stock and mutual fund portfolios arising from changing prices.  Our equity investments consist of a diversified portfolio of individual securities and mutual funds, which invest principally in high quality common and preferred stocks, that are traded on the major exchanges, and mutual fund investments in emerging market debt.  The primary objective of the equity portfolio is to obtain greater total return relative to our core bonds over time through market appreciation and income.

The tables below display the impact on fair/market value and after-tax change in fair/market value of a 10% and 20% change in equity prices up and down for the period indicated.

	Impact of Percentage Change in Equity Fair/Market Values
	At December 31, 2010
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$868.1	$976.7	$1,085.2	$1,193.7	$1,302.2
After-tax Change in Fair/Market Value	$(165.7)	$(82.8)	$-	$82.8	$165.7

	Impact of Percentage Change in Equity Fair/Market Values
	At December 31, 2009
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$317.1	$356.7	$396.3	$436.0	$475.6
After-tax Change in Fair/Market Value	$(51.8)	$(25.9)	$-	$25.9	$51.8

Foreign Currency Risk.  Foreign currency risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates.  Each of our non-U.S./Bermuda (“foreign”) operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines.  Each foreign operation may conduct business in its local currency, as well as the currency of other countries in which it operates.  The primary foreign currency exposures for these foreign operations are the Canadian Dollar, the British Pound Sterling and the Euro.  We mitigate foreign exchange exposure by generally matching the currency and duration of our assets to our corresponding operating liabilities.  In accordance with FASB guidance, we translate the assets, liabilities and income of non-U.S. dollar functional currency legal entities to the U.S. dollar.  This translation amount is reported as a component of other comprehensive income.  As of December 31, 2010 there has been no material change in exposure to foreign exchange rates as compared to December, 31, 2009.

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

	Change in Foreign Exchange Rates in Percent
	At December 31, 2010
(Dollars in millions)	-20%	-10%	0%	10%	20%
Total After-tax Foreign Exchange Exposure	$(90.1)	$(59.8)	$-	$81.2	$178.3

	Change in Foreign Exchange Rates in Percent
	At December 31, 2009
(Dollars in millions)	-20%	-10%	0%	10%	20%
Total After-tax Foreign Exchange Exposure	$(122.1)	$(75.6)	$-	$96.6	$209.1

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

We sold six equity index put option contracts, based on the S&P 500 index, for total consideration, net of commissions, of $22.5 million.  At December 31, 2010, fair value for these equity index put option contracts was $52.4 million.  These equity index put option contracts each have a single exercise date, with maturities ranging from 12 to 30 years and strike prices ranging from $1,141.21 to $1,540.63.  The S&P 500 index value at December 31, 2010 was $1,257.64.  No amounts will be payable under these equity index put option contracts if the S&P 500 index is at, or above, the strike prices on the exercise dates, which fall between June 2017 and March 2031.  If the S&P 500 index is lower than the strike price on the applicable exercise date, the amount due would vary proportionately with the percentage by which the index is below the strike price.  Based on historical index volatilities and trends and the December 31, 2010 S&P 500 index value, we estimate the probability that each equity index put option contract of the S&P 500 index falling below the strike price on the exercise date to be less than 37%.  The theoretical maximum payouts under the equity index put option contracts would occur if on each of the exercise dates the S&P 500 index value were zero.  At December 31, 2010, the present value of these theoretical maximum payouts using a 6% discount factor was $269.2 million.

We sold one equity index put option contract based on the FTSE 100 index for total consideration, net of commissions, of $6.7 million.  At December 31, 2010, fair value for this equity index put option contract was $6.0 million.  This equity index put option contract has an exercise date of July 2020 and a strike price of ₤5,989.75.  The FTSE 100 index value at December 31, 2010 was ₤5,899.90.  No amount will be payable under this equity index put option contract if the FTSE 100 index is at, or above, the strike price on the exercise date.  If the FTSE 100 index is lower than the strike price on the exercise date, the amount due will vary proportionately with the percentage by which the index is below the strike price.  Based on historical index volatilities and trends and the December 31, 2010 FTSE 100 index value, we estimate the probability that the equity index put option contract of the FTSE 100 index will fall below the strike price on the exercise date to be less than 33%.  The theoretical maximum payout under the equity index put option contract would occur if on the exercise date the FTSE 100 index value was zero.  At December 31, 2010, the present value of the theoretical maximum payout using a 6% discount factor and current exchange rate was $29.1 million.

Because the equity index put option contracts meet the definition of a derivative, we report the fair value of these instruments in our consolidated balance sheets as a liability and record any changes to fair value in our consolidated statements of operations and comprehensive income (loss) as a net derivative gain (loss).  Our financial statements reflect fair values for our obligations on these equity index put option contracts at December 31, 2010, of $58.5 million and at December 31, 2009, of $57.3 million; even though it may not be likely that the ultimate settlement of these transactions would require a payment that would exceed the initial consideration received, or any payment at all.

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

	Equity Indices Put Options Obligation – Sensitivity Analysis
(Dollars in millions)	At December 31, 2010
Interest Rate Shift in Basis Points:	-200	-100	0	100	200
Total Fair Value	$99.7	$76.5	$58.5	$44.5	$33.7
Fair Value Change from Base (%)	-70.5%	-30.8%	0.0%	23.9%	42.3%

Equity Indices Shift in Points (S&P 500/FTSE 100):	-500/-2000	-250/-1000	0	250/1000	500/2000
Total Fair Value	$115.4	$81.4	$58.5	$42.7	$31.8
Fair Value Change from Base (%)	-97.3%	-39.3%	0.0%	26.9%	45.6%

Combined Interest Rate /	-200/	-100/		100/	200/
Equity Indices Shift (S&P 500/FTSE 100):	-500/-2000	-250/-1000	0/0	250/1000	500/2000
Total Fair Value	$176.2	$103.7	$58.5	$31.7	$16.6
Fair Value Change from Base (%)	-201.3%	-77.4%	0.0%	45.8%	71.5%

	Equity Indices Put Options Obligation – Sensitivity Analysis
(Dollars in millions)	At December 31, 2009
Interest Rate Shift in Basis Points:	-200	-100	0	100	200
Total Fair Value	$98.8	$75.4	$57.3	$43.3	$32.6
Fair Value Change from Base (%)	-72.2%	-31.5%	0.0%	24.5%	43.2%

Equity Indices Shift in Points (S&P 500/FTSE 100):	-500/-2000	-250/-1000	0	250/1000	500/2000
Total Fair Value	$116.1	$80.6	$57.3	$41.6	$30.8
Fair Value Change from Base (%)	-102.5%	-40.6%	0.0%	27.5%	46.2%

Combined Interest Rate /	-200/	-100/		100/	200/
Equity Indices Shift (S&P 500/FTSE 100):	-500/-2000	-250/-1000	0/0	250/1000	500/2000
Total Fair Value	$178.1	$103.2	$57.3	$30.6	$15.9
Fair Value Change from Base (%)	-210.5%	-80.0%	0.0%	46.6%	72.3%

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

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Market Sensitive Instruments” in ITEM 7.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on our assessment we concluded that, as of December 31, 2010, our internal control over financial reporting is effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

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

Reference is made to the sections captioned “Information Concerning Nominees”, “Information Concerning Continuing Directors and Executive Officers”, “Audit Committee”, “Nominating and Governance Committee”, “Code of Ethics for CEO and Senior Financial Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement for the 2011 Annual General Meeting of Shareholders, which will be filed with the Commission within 120 days of the close of our fiscal year ended December 31, 2010 (the “Proxy Statement”), which sections are incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 1, 2011.

EVEREST RE GROUP, LTD.

By:	/S/ JOSEPH V. TARANTO
Joseph V. Taranto
(Chairman and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOSEPH V. TARANTO	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2011
Joseph V. Taranto

/S/ DOMINIC J. ADDESSO	Executive Vice President and Chief Financial Officer	March 1, 2011
Dominic J. Addesso

/S/ KEITH T. SHOEMAKER	Comptroller (Principal Accounting Officer)	March 1, 2011
Keith T. Shoemaker

/S/ MARTIN ABRAHAMS	Director	March 1, 2011
Martin Abrahams

/S/ KENNETH J. DUFFY	Director	March 1, 2011
Kenneth J. Duffy

/S/ JOHN R. DUNNE	Director	March 1, 2011
John R. Dunne

/S/ WILLIAM F. GALTNEY, JR.	Director	March 1, 2011
William F. Galtney, Jr.

/S/ ROGER M. SINGER	Director	March 1, 2011
Roger M. Singer

/S/ JOHN A. WEBER	Director	March 1, 2011
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

4.7	Amended and Restated Trust Agreement of Everest Re Capital Trust II, dated as of March 29, 2004, incorporated herein by reference to Exhibit 4.2 to the March 30, 2004 8-K

4.8	Guarantee Agreement, dated as of March 29, 2004, between Holdings and JPMorgan Chase Bank, incorporated herein by reference to Exhibit 4.3 to the March 30, 2004 8-K

4.9	Expense Agreement, dated as of March 29, 2004, between Holdings and Everest Re Capital Trust, incorporated herein by reference to Exhibit 4.4 to the March 30, 2004 8-K

4.10
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

	10.21	Guarantee Agreement made by The Prudential Insurance Company of America in favor of Gibraltar Casualty Company, incorporated herein by reference to Exhibit 10.25 to the 2000 10-K

*	10.22
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

*	10.24
Amendment of Change of Control Agreement by and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc., Everest Re Group, Ltd., Everest Global Services, Inc. and Joseph V. Taranto, dated March 30, 2001, incorporated herein by reference to Exhibit 10.3 to the first quarter 2001 10-Q

*	10.25
Resolution adopted by the Board of Directors of Everest Re Group, Ltd. on September 20, 2001 awarding stock options to outside Directors, incorporated herein by reference to Exhibit 10.30 to Everest Re Group, Ltd. Report on Form 10-K for the year ended December 31, 2001 (the “2001 10-K”)

*	10.26	Everest Re Group, Ltd. 2002 Stock Incentive Plan, incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (No. 333-97049)

*	10.27
Amendment of Employment Agreement by and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc., Everest Re Group, Ltd., Everest Global Services, Inc. and Joseph V. Taranto, dated April 18, 2003, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on April 21, 2003

*	10.28	Everest Re Group, Ltd. 2003 Non-Employee Director Equity Compensation Plan, incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (No. 333-105483)

	10.29
Tax Assurance from the Bermuda Minister of Finance, dated September 20, 1999, incorporated herein by reference to Exhibit 10.5 to Everest Re Group, Ltd. Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (the “second quarter 2003 10-Q”)

*	10.30
Employment Agreement between Everest Reinsurance (Bermuda), Ltd. and Mark S. de Saram, dated October 14, 2004, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on October 14, 2004

*	10.31
Amendment to Employment Agreement between Everest Reinsurance (Bermuda), Ltd. and Mark S. de Saram, dated December 8, 2004, incorporated herein by reference to Exhibit 10.2 to Everest Re Group, Ltd. Form 8-K filed on December 14, 2004

	10.32
Credit Agreement dated as of December 8, 2004 among Everest Re Group, Ltd., Everest Reinsurance (Bermuda), Ltd., Everest International Reinsurance, Ltd., certain Lenders party thereto and Wachovia Bank, N.A., as Administrative Agent, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on December 14, 2004

*	10.33	Description of non-employee director compensation arrangements, incorporated herein by reference to Exhibit 10.46 to Everest Re Group, Ltd., Report on Form 10-K for the year ended December 31, 2005

*	10.34
Form of Non-Qualified Stock Option Award Agreement under the Everest Re Group, Ltd. 2003 Non-Employee Director Equity Compensation Plan, incorporated herein by reference to Exhibit 10.47 to Everest Re Group, Ltd., Report on Form 10-K for the year ended December 31, 2004

*	10.35
Amendment of Everest Re Group, Ltd. 2003 Non-Employee Director Equity Compensation Plan adopted by shareholders at the annual general meeting on May 25, 2005, incorporated herein by reference to Appendix B to the 2005 Proxy Statement filed on April 14, 2005

*	10.36
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

*	10.38
Form of Restricted Stock Award Agreement under the Everest Re Group, Ltd. 2003 Non-Employee Director Equity Compensation Plan, incorporated by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on September 22, 2005

*	10.39	Amendment of Everest Re Group, Ltd. 2002 Stock Incentive Plan adopted by shareholders at the annual general meeting on May 23, 2006, incorporated herein by reference to Appendix B to the 2006 Proxy Statement filed on April 12, 2006

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

*	10.41
Amendment to Employment Agreement between Everest Reinsurance (Bermuda), Ltd. and Mark S. de Saram, dated October 31, 2006, incorporated herein by reference to Exhibit 10.2 to Everest Re Group, Ltd. Form 8-K filed on November 3, 2006

*	10.42
Employment Agreement by and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc., Everest Re Group, Ltd., Everest Global Services, Inc. and Craig E. Eisenacher, dated December 18, 2006, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on December 5, 2006

*	10.43
Amendment to Employment Agreement by and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc. and Joseph V. Taranto, dated April 5, 2007, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on April 5, 2007

10.44
Credit Agreement, dated July 27, 2007, between Everest Reinsurance (Bermuda), Ltd. and Everest International Reinsurance, Ltd., certain lenders party thereto and Wachovia Bank, N.A. as administrative agent, incorporated herein by reference to Exhibit 10.1 Form 8-K filed on July 27, 2007

*	10.45
Amendment to Change of Control Agreement by and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc., Everest Re Group, Ltd., Everest Global Services and Joseph Taranto, dated April 5, 2007, incorporated herein by reference to Exhibit 10.2 to Everest Re Group, Ltd. Form 8-K filed on April 5, 2007

*	10.46
Amendment to Employment Agreement between Everest Reinsurance (Bermuda), Ltd. and Mark S. deSaram, dated October 16, 2008, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on October 20, 2008

*	10.47
Employment Agreement between Everest Global Services, Inc. and Ralph E. Jones III, dated November 21, 2008, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on December 4, 2008

*	10.48
Amendment to Change of Control Agreement by and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc., Everest Re Group, Ltd., Everest Global Services, Inc. and Joseph V. Taranto, dated January 1, 2009, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on January 2, 2009

10.49
Completion of Tender Offer relating to Everest Reinsurance Holdings, Inc. 6.60% Fixed to Floating Rate Long Term Subordinated Notes (LoTSSM) dated March 19, 2009, incorporated herein by reference to Exhibit 99.1 to Everest Re Group, Ltd. Form 8-K filed on March 31, 2009

*	10.50
Amendment of Employment Agreement by and among Everest Global Services, Inc. and Craig Eisenacher, dated May 4, 2009, incorporated herein by reference to Exhibit 10.2 to Everest Re Group, Ltd. Report on Form 10-Q for the quarter ended June 30, 2009 (the “second quarter 2009 10-Q”)

*	10.51
Employment Agreement between Everest Global Services, Inc., Everest Reinsurance Holdings Inc., Everest Reinsurance Company, Everest Re Group, Ltd. and Dominic J. Addesso, dated May 6, 2009, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on May 8, 2009

*	10.52	Everest Re Group, Ltd. 2009 Stock Option and Restricted Stock Plan for Non-Employee Directors incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. second quarter 2009 10-Q

*	10.53
Amendment of Employment Agreement by and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc., Everest Global Services, Inc., Everest Re Group, Ltd. and Joseph V. Taranto, dated September 25, 2009, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on October 1, 2009

*	10.54
Employment Agreement between Everest Reinsurance (Bermuda), Ltd. And Mark S. deSaram, dated October 7, 2010, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on October 12, 2010.

*	10.55
Mutual Agreement and General Release and Waiver between Everest Global Services, Inc. and Ralph E. Jones III, dated October 7, 2010, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed in October 12, 2010.

*	10.56	Everest Re Group, Ltd. 2010 Stock Incentive Plan for employees is incorporated herein by reference to exhibit 10.2 to Everest Re Group, Ltd. Form S-8 filed on September 30, 2010.

	21.1	Subsidiaries of the registrant, filed herewith

	23.1	Consent of PricewaterhouseCoopers LLP, filed herewith

	31.1	Section 302 Certification of Joseph V. Taranto, filed herewith

	31.2	Section 302 Certification of Dominic J. Addesso, filed herewith

	32.1	Section 906 Certification of Joseph V. Taranto and Dominic J. Addesso, furnished herewith

* Management contract or compensatory plan or arrangement.

EVEREST RE GROUP, LTD.

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Pages

Report of Independent Registered Public Accounting Firm		F-2

Consolidated Balance Sheets at December 31, 2010 and 2009		F-4

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended
	December 31, 2010, 2009 and 2008	F-5

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended
	December 31, 2010, 2009 and 2008	F-6

Consolidated Statements of Cash Flows for the Years Ended
	December 31, 2010, 2009 and 2008	F-7

Notes to Consolidated Financial Statements		F-8

Schedules

I	Summary of Investments Other Than Investments in Related Parties at December 31, 2010	S-1

II	Condensed Financial Information of Registrant:

	Balance Sheets as of December 31, 2010 and 2009	S-2

	Statements of Operations for the Years Ended December 31, 2010, 2009 and 2008	S-3

	Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008	S-4

III	Supplementary Insurance Information for the Years Ended
	December 31, 2010, 2009 and 2008	S-5

IV	Reinsurance for the Years Ended December 31, 2010, 2009 and 2008	S-6

Schedules other than those listed above are omitted for the reason that they are not applicable or the information is otherwise contained in the Financial Statements.

Index
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
      of Everest Re Group, Ltd.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Everest Re Group, Ltd. and its subsidiaries (the “Company”) at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for other-than temporary impairment of debt securities in 2009.

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

PricewaterhouseCoopers LLP
New York, New York
March 1, 2011

Index

EVEREST RE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars and share amounts in thousands, except par value per share)	2010	2009

ASSETS:
Fixed maturities - available for sale, at market value	$12,450,469	$13,005,949
(amortized cost: 2010, $12,011,336; 2009, $12,614,742)
Fixed maturities - available for sale, at fair value	180,482	50,528
Equity securities - available for sale, at market value (cost: 2010, $363,283; 2009, $13,970)	363,736	16,301
Equity securities - available for sale, at fair value	721,449	380,025
Short-term investments	785,279	673,131
Other invested assets (cost: 2010, $603,681; 2009, $546,158)	605,196	545,284
Cash	258,408	247,598
Total investments and cash	15,365,019	14,918,816
Accrued investment income	148,990	158,886
Premiums receivable	844,832	978,847
Reinsurance receivables	684,718	636,375
Funds held by reinsureds	379,616	379,864
Deferred acquisition costs	383,769	362,346
Prepaid reinsurance premiums	133,007	108,029
Deferred tax asset	149,101	174,170
Federal income taxes recoverable	147,988	144,903
Other assets	170,931	139,076
TOTAL ASSETS	$18,407,971	$18,001,312

LIABILITIES:
Reserve for losses and loss adjustment expenses	$9,340,183	$8,937,858
Future policy benefit reserve	63,002	64,536
Unearned premium reserve	1,455,219	1,415,402
Funds held under reinsurance treaties	99,213	91,893
Commission reserves	45,936	55,579
Other net payable to reinsurers	47,519	53,014
Revolving credit borrowings	50,000	-
8.75% Senior notes due 3/15/2010	-	199,970
5.4% Senior notes due 10/15/2014	249,812	249,769
6.6% Long term notes due 5/1/2067	238,351	238,348
Junior subordinated debt securities payable	329,897	329,897
Accrued interest on debt and borrowings	4,793	9,885
Equity index put option liability	58,467	57,349
Other liabilities	142,062	196,090
Total liabilities	12,124,454	11,899,590

Commitments and contingencies (Note 16)

SHAREHOLDERS' EQUITY:
Preferred shares, par value: $0.01; 50,000 shares authorized;
no shares issued and outstanding	-	-
Common shares, par value: $0.01; 200,000 shares authorized; (2010) 66,017
and (2009) 65,841 outstanding before treasury shares	660	658
Additional paid-in capital	1,863,031	1,845,181
Accumulated other comprehensive income (loss), net of deferred income tax expense
(benefit) of $102,868 at 2010 and $101,014 at 2009	332,258	272,038
Treasury shares, at cost; 11,589 shares (2010) and 6,523 shares (2009)	(981,480)	(582,926)
Retained earnings	5,069,048	4,566,771
Total shareholders' equity	6,283,517	6,101,722
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$18,407,971	$18,001,312

The accompanying notes are an integral part of the consolidated financial statements.

Index

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
(Dollars in thousands, except per share amounts)	2010	2009	2008

REVENUES:
Premiums earned	$3,934,625	$3,894,098	$3,694,301
Net investment income	653,463	547,793	565,887
Net realized capital gains (losses):
Other-than-temporary impairments on fixed maturity securities	(2,975)	(13,210)	(176,470)
Other-than-temporary impairments on fixed maturity securities
transferred to other comprehensive income (loss)	-	-	-
Other net realized capital gains (losses)	104,886	10,898	(519,360)
Total net realized capital gains (losses)	101,911	(2,312)	(695,830)
Realized gain on debt repurchase	-	78,271	-
Net derivative gain (loss)	(1,119)	3,204	(20,900)
Other income (expense)	16,927	(22,476)	(15,879)
Total revenues	4,705,807	4,498,578	3,527,579

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	2,945,712	2,374,058	2,438,972
Commission, brokerage, taxes and fees	931,855	928,333	930,694
Other underwriting expenses	166,258	167,178	148,538
Corporate expenses	14,914	17,607	13,811
Interest, fees and bond issue cost amortization expense	55,830	72,081	79,171
Total claims and expenses	4,114,569	3,559,257	3,611,186

INCOME (LOSS) BEFORE TAXES	591,238	939,321	(83,607)
Income tax expense (benefit)	(19,516)	132,332	(64,849)

NET INCOME (LOSS)	$610,754	$806,989	$(18,758)
Other comprehensive income (loss), net of tax	60,220	621,201	(455,006)

COMPREHENSIVE INCOME (LOSS)	$670,974	$1,428,190	$(473,764)

EARNINGS PER COMMON SHARE:
Basic	$10.73	$13.26	$(0.30)
Diluted	10.70	13.22	(0.30)
Dividends declared	1.92	1.92	1.92

The accompanying notes are an integral part of the consolidated financial statements.

Index

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS' EQUITY

	Years Ended December 31,
(Dollars in thousands, except share and dividends per share amounts)	2010	2009	2008

COMMON SHARES (shares outstanding):
Balance, beginning of period	59,317,741	61,414,027	62,863,845
Issued during the period, net	175,999	266,981	182,482
Treasury shares acquired	(5,065,572)	(2,363,267)	(1,632,300)
Balance, end of period	54,428,168	59,317,741	61,414,027

COMMON SHARES (par value):
Balance, beginning of period	$658	$656	$654
Issued during the period, net	2	2	2
Balance, end of period	660	658	656

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	1,845,181	1,824,552	1,805,844
Share-based compensation plans	17,850	20,592	18,540
Other	-	37	168
Balance, end of period	1,863,031	1,845,181	1,824,552

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS),
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	272,038	(291,851)	163,155
Cumulative adjustment of initial adoption(1), net of tax	-	(57,312)	-
Net increase (decrease) during the period	60,220	621,201	(455,006)
Balance, end of period	332,258	272,038	(291,851)

RETAINED EARNINGS:
Balance, beginning of period	4,566,771	3,819,327	3,956,701
Cumulative adjustment of initial adoption(1), net of tax	-	57,312	-
Net income (loss)	610,754	806,989	(18,758)
Dividends declared ($1.92 per share in 2010, 2009 and 2008)	(108,477)	(116,857)	(118,616)
Balance, end of period	5,069,048	4,566,771	3,819,327

TREASURY SHARES AT COST:
Balance, beginning of period	(582,926)	(392,329)	(241,584)
Purchase of treasury shares	(398,554)	(190,597)	(150,745)
Balance, end of period	(981,480)	(582,926)	(392,329)

TOTAL SHAREHOLDERS' EQUITY, END OF PERIOD	$6,283,517	$6,101,722	$4,960,355

(1) The cumulative adjustment to accumulated other comprehensive income (loss), net of deferred income taxes, and retained earnings, represents the effect of initially adopting new guidance for other-than-temporary impairments of debt securities.

The accompanying notes are an integral part of the consolidated financial statements.

Index

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(Dollars in thousands)	2010	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$610,754	$806,989	$(18,758)
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable	132,986	(52,966)	36,119
Decrease (increase) in funds held by reinsureds, net	1,573	(25,271)	(26,826)
Decrease (increase) in reinsurance receivables	(62,954)	54,674	(82,241)
Decrease (increase) in deferred tax asset	22,023	147,071	(110,848)
Increase (decrease) in reserve for losses and loss adjustment expenses	420,748	(66,177)	220,324
Increase (decrease) in future policy benefit reserve	(1,534)	(1,636)	(12,244)
Increase (decrease) in unearned premiums	36,883	64,892	(199,673)
Change in equity adjustments in limited partnerships	(71,493)	20,575	100,812
Change in other assets and liabilities, net	(129,557)	(133,165)	28,760
Non-cash compensation expense	14,786	13,347	16,305
Amortization of bond premium (accrual of bond discount)	46,095	32,172	15,256
Amortization of underwriting discount on senior notes	76	192	179
Realized gain on debt repurchase	-	(78,271)	-
Net realized capital (gains) losses	(101,911)	2,312	695,830
Net cash provided by (used in) operating activities	918,475	784,738	662,995

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale, at market value	1,717,659	1,203,548	968,789
Proceeds from fixed maturities matured/called - available for sale, at fair value	-	15,358	1,900
Proceeds from fixed maturities sold - available for sale, at market value	1,632,719	311,273	279,526
Proceeds from fixed maturities sold - available for sale, at fair value	20,237	14,777	-
Proceeds from equity securities sold - available for sale, at market value	3,037	24,159	-
Proceeds from equity securities sold - available for sale, at fair value	234,112	43,496	1,439,844
Distributions from other invested assets	79,849	182,952	121,009
Cost of fixed maturities acquired - available for sale, at market value	(2,766,212)	(3,051,012)	(2,691,857)
Cost of fixed maturities acquired - available for sale, at fair value	(134,324)	(27,555)	(43,414)
Cost of equity securities acquired - available for sale, at market value	(353,265)	-	(1,038)
Cost of equity securities acquired - available for sale, at fair value	(514,092)	(265,275)	(532,584)
Cost of other invested assets acquired	(66,408)	(62,554)	(247,349)
Net change in short-term investments	(110,241)	1,228,032	311,322
Net change in unsettled securities transactions	(13,084)	10,445	3,828
Net cash provided by (used in) investing activities	(270,013)	(372,356)	(390,024)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares issued during the period, net	3,066	7,284	2,405
Purchase of treasury shares	(398,554)	(190,597)	(150,745)
Revolving credit borrowings	50,000	-	-
Net cost of debt repurchase	-	(83,026)	-
Net cost of senior notes maturing	(200,000)	-	-
Dividends paid to shareholders	(108,477)	(116,857)	(118,616)
Net cash provided by (used in) financing activities	(653,965)	(383,196)	(266,956)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	16,313	12,718	(50,888)

Net increase (decrease) in cash	10,810	41,904	(44,873)
Cash, beginning of period	247,598	205,694	250,567
Cash, end of period	$258,408	$247,598	$205,694

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid (recovered)	$(30,978)	$111,831	$10,955
Interest paid	60,198	72,454	78,140

The accompanying notes are an integral part of the consolidated financial statements.

Index
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2010, 2009 and 2008

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  The statements include all of the following domestic and foreign direct and indirect subsidiaries of Group:  Everest International Reinsurance, Ltd. (“Everest International”), Everest Global Services, Inc. (“Global Services”), Everest Reinsurance (Bermuda), Ltd. (“Bermuda Re”), Everest Re Advisors, Ltd., Everest Advisors (UK), Ltd., Holdings Ireland, Everest Reinsurance Holdings, Inc. (“Holdings”), Mt. McKinley Insurance Company (“Mt. McKinley”), Mt. McKinley Managers, L.L.C., Workcare Southeast, Inc., Workcare Southeast of Georgia, Inc., Everest Reinsurance Company (“Everest Re”), Everest National Insurance Company (“Everest National”), Everest Reinsurance Company Ltda. (Brazil), Mt. Whitney Securities, Inc., Everest Insurance Company of Canada (“Everest Canada”), Everest Indemnity Insurance Company (“Everest Indemnity”), Everest Security Insurance Company (“Everest Security”) and Everest Specialty Underwriters, LLC.  All amounts are reported in U.S. dollars.

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

B.  Investments.
Fixed maturity and equity security investments available for sale, at market value, reflect unrealized appreciation and depreciation, as a result of temporary changes in market value during the period, in shareholders’ equity, net of income taxes in “accumulated other comprehensive income (loss)” in the consolidated balance sheets.  Fixed maturity and equity securities carried at fair value reflect fair value re-measurements as net realized capital gains and losses in the consolidated statements of operations and comprehensive income (loss).  Unrealized gains (losses) on fixed maturities, which are deemed other-than-temporary and related to the credit quality of a security, are charged to net income (loss) as net realized capital gains (losses).  Short-term investments are stated at cost, which approximates market value.  Realized gains or losses on sales of investments are determined on the basis of identified cost.  For non-publicly traded securities, market prices are determined through the use of pricing models that evaluate securities relative to the U.S. Treasury yield curve, taking into account the issue type, credit quality, and cash flow characteristics of each security.  For publicly traded securities, market value is based on quoted market prices or valuation models that use observable market inputs.  When a sector of the financial markets is inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value.  Retrospective adjustments are employed to recalculate the values of asset-backed securities.  Each acquisition lot is reviewed to recalculate the effective yield.  The recalculated effective yield is used to derive a book value as if the new yield were applied at the time of acquisition.  Outstanding principal factors from the time of acquisition to the adjustment date are used to calculate the prepayment history for all applicable securities.  Conditional prepayment rates, computed with life to date

Index

factor histories and weighted average maturities, are used to effect the calculation of projected and prepayments for pass-through security types.  Other invested assets include limited partnerships, rabbi trusts and an affiliated entity.  Limited partnerships and the affiliated entity are accounted for under the equity method of accounting, which can be recorded on a monthly or quarterly lag.

C.  Uncollectible Receivable Balances.
The Company provides reserves for uncollectible reinsurance recoverable and premium receivable balances based on management’s assessment of the collectibility of the outstanding balances.  Such reserves are presented in the table below for the periods indicated.

	Years Ended December 31,
(Dollars in thousands)	2010	2009
Reinsurance recoverable and premium receivables	$34,496	$65,989

The decline in reserve for uncollectible reinsurance was primarily due to a $30,000 thousand write-off of a reinsurance receivable balance with a corresponding reduction in the provision of uncollectible reinsurance.  This write-off of the reinsurance receivable had no impact upon 2010 net income as the reserve for uncollectibility had been fully established in previous periods.

D.  Deferred Acquisition Costs.
Acquisition costs, consisting principally of commissions and brokerage expenses and certain premium taxes and fees incurred at the time a contract or policy is issued and that vary with and are directly related to the Company’s reinsurance and insurance business, are deferred and amortized over the period in which the related premiums are earned.  Deferred acquisition costs are limited to their estimated realizable value by line of business based on the related unearned premiums, anticipated claims and claim expenses and anticipated investment income.  Deferred acquisition costs amortized to income are presented in the table below for the periods indicated.

	Years Ended December 31,
(Dollars in thousands)	2010	2009	2008
Deferred acquisition costs	$931,855	$928,333	$930,694

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

Index

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

H.  Prepaid Reinsurance Premiums.
Prepaid reinsurance premiums represent unearned premium reserves ceded to other reinsurers.  Prepaid reinsurance premiums for any reinsurers comprising more than 10% of the outstanding balance at December 31, 2010 were collateralized either through a trust arrangement or letters of credit, thereby limiting the credit risk to the Company.

I.  Income Taxes.
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

J.  Foreign Currency.
Assets and liabilities relating to foreign operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date; revenues and expenses are translated into U.S. dollars using average exchange rates in effect during the reporting period.  Gains and losses resulting from translating foreign currency financial statements, net of deferred income taxes, are excluded from net income (loss) and accumulated in shareholders’ equity.  Gains and losses resulting from foreign currency transactions, other than debt securities available for sale, are recorded through the consolidated statements of operations and comprehensive income (loss) in other income (expense).  Gains and losses resulting from changes in the foreign currency exchange rates on debt securities, available for sale at market value, are recorded in the consolidated balance sheets in accumulated other comprehensive income (loss) as unrealized appreciation (depreciation).

Index

K.  Earnings Per Common Share.
Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding.  Diluted earnings per share reflect the potential dilution that would occur if options granted under various share-based compensation plans were exercised resulting in the issuance of common shares that would participate in the earnings of the entity.

Net income (loss) per common share has been computed as per below, based upon weighted average common basic and dilutive shares outstanding.

	Years Ended December 31,
(Dollars in thousands, except per share amounts)	2010	2009	2008
Net income (loss) per share:
Numerator
Net income (loss)	$610,754	$806,989	$(18,758)
Less: dividends declared-common shares and nonvested common shares	(108,477)	(116,856)	(118,617)
Undistributed earnings	502,277	690,133	(137,375)
Percentage allocated to common shareholders (1)	99.5%	99.7%	99.7%
	499,882	687,729	(137,013)
Add: dividends declared-common shareholders	107,926	116,477	118,282
Numerator for basic and diluted earnings per common share	$607,808	$804,207	$(18,731)

Denominator
Denominator for basic earnings per weighted-average common shares	56,630	60,661	61,674
Effect of dilutive securities:
Options	156	187	281
Denominator for diluted earnings per adjusted weighted-average common shares	56,786	60,847	61,955

Per common share net income (loss)
Basic	$10.73	$13.26	$(0.30)
Diluted	$10.70	$13.22	$(0.30)

(1) Basic weighted-average common shares outstanding	56,630	60,661	61,674
Basic weighted-average common shares outstanding and nonvested common shares expected to vest	56,902	60,873	61,837
Percentage allocated to common shareholders	99.5%	99.7%	99.7%
(Some amounts may not reconcile due to rounding.)

The table below presents the options to purchase common shares that were outstanding, but were not included in the computation of earnings per diluted share as they were anti-dilutive, for the periods indicated:

	Years Ended December 31,
	2010	2009	2008
Anti-dilutive options	1,873,070	1,613,450	983,000

All outstanding options expire on or between April 20, 2011 and February 24, 2020.

L.  Segmentation.
The Company, through its subsidiaries, operates in five segments:  U.S. Reinsurance, U.S. Insurance, Specialty Underwriting, International and Bermuda.  See also Note 19.

Index

M.  Derivatives.
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

The fair value of the equity index put options can be found in the Company’s consolidated balance sheets as follows:

(Dollars in thousands)
Derivatives not designated as	Location of fair value	At December 31,
hedging instruments	in balance sheets	2010	2009

Equity index put option contracts	Equity index put option liability	$58,467	$57,349
Total		$58,467	$57,349

The change in fair value of the equity index put option contracts can be found in the Company’s statement of operations and comprehensive income (loss) as follows:

(Dollars in thousands)
Derivatives not designated as	Location of gain (loss) in statements of	For the Years Ended December 31,
hedging instruments	operations and comprehensive income (loss)	2010	2009	2008

Equity index put option contracts	Net derivative gain (loss)	$(1,119)	$3,204	$(20,900)
Total		$(1,119)	$3,204	$(20,900)

N.  Deposit Assets and Liabilities.
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

O.  Share-Based Compensation.
Share-based compensation option or restricted share awards are fair valued at the grant date and expensed over the vesting period of the award.  The tax benefit on the recorded expense is deferred until the time the award is exercised or vests (becomes unrestricted).  See Note 17.

Index

P.  Application of Recently Issued Accounting Standard Changes.

Financial Accounting Standards Board Launched Accounting Codification.  In June 2009, FASB issued authoritative guidance establishing the Financial Accounting Standards Board (“FASB”) Accounting Standards CodificationTM (“Codification”) as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by non-governmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative.

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

Treatment of Insurance Contract Acquisition Costs. In October 2010, the FASB issued authoritative guidance for the accounting for costs associated with acquiring or renewing insurance contracts.  The guidance identifies the incremental direct costs of contract acquisition and costs directly related to acquisition activities that should be capitalized.  This guidance is effective for reporting periods beginning after December 15, 2011.  The Company will adopt this guidance prospectively, as of January 1, 2012.

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

Improving Disclosures About Fair Value Measurements.  In January 2010, the FASB amended the authoritative guidance for disclosures on fair value measurements.  Effective for interim and annual reporting periods beginning after December 15, 2009, the guidance requires a new separate disclosure for:  significant transfers in and out of Level 1 and 2 and the reasons for the transfers; and provided clarification on existing disclosures to include:  fair value measurement disclosures by class of assets and liabilities and disclosure on valuation techniques and inputs used to measure fair value that fall in either Level 2 or Level 3.  The Company implemented this guidance effective January 1, 2010.  Effective for interim and annual reporting periods beginning after December 15, 2010, the guidance requires another new separate disclosure in regards to Level 3 fair value measurements in that, the period activity will present separately information about purchases, sales, issuances and settlements.  Comparative disclosures shall be required only for periods ending after initial adoption.  The Company implemented this guidance beginning with the third quarter of 2010.

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

Index

Other-Than-Temporary Impairments on Investment Securities.  In April 2009, the FASB revised the authoritative guidance for the recognition and presentation of other-than-temporary impairments. This new guidance amends the recognition guidance for other-than-temporary impairments of debt securities and expands the financial statement disclosures for other-than-temporary impairments on debt and equity securities. For available for sale debt securities that the Company has no intent to sell and more likely than not will not be required to sell prior to recovery, only the credit loss component of the impairment would be recognized in earnings, while the rest of the fair value loss would be recognized in accumulated other comprehensive income (loss).  The Company adopted this guidance effective April 1, 2009.  Upon adoption the Company recognized a cumulative-effect adjustment increase in retained earnings (deficit) and decrease in accumulated other comprehensive income (loss) as follows:

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

Fair Value Disclosures about Pension Plan Assets. In December 2008, the FASB revised the authoritative guidance for employers’ disclosures about pension plan assets. This new guidance requires additional disclosures about the components of plan assets, investment strategies for plan assets and significant concentrations of risk within plan assets. The Company, in conjunction with fair value measurement of plan assets, separated plan assets into the three fair value hierarchy levels and provided a roll forward of the changes in fair value of plan assets classified as Level 3 in the 2009 annual consolidated financial statements. These disclosures had no effect on the Company’s accounting for plan benefits and obligations.

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

Index

2.  INVESTMENTS

The amortized cost, market value and gross unrealized appreciation and depreciation of available for sale, fixed maturity and equity security investments, carried at market value, are as follows for the periods indicated:

	At December 31, 2010
	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$394,690	$12,772	$(5,655)	$401,807
Obligations of U.S. states and political subdivisions	2,809,514	116,920	(24,929)	2,901,505
Corporate securities	2,916,977	168,687	(16,518)	3,069,146
Asset-backed securities	210,717	7,799	(215)	218,301
Mortgage-backed securities
Commercial	324,922	17,751	(5,454)	337,219
Agency residential	2,018,384	76,367	(1,469)	2,093,282
Non-agency residential	76,259	1,205	(1,723)	75,741
Foreign government securities	1,584,355	79,661	(25,668)	1,638,348
Foreign corporate securities	1,675,518	71,268	(31,666)	1,715,120
Total fixed maturity securities	$12,011,336	$552,430	$(113,297)	$12,450,469
Equity securities	$363,283	$3,039	$(2,586)	$363,736

	At December 31, 2009
	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$339,839	$17,879	$(3,565)	$354,153
Obligations of U.S. states and political subdivisions	3,694,267	183,848	(24,256)	3,853,859
Corporate securities	2,421,875	107,749	(32,963)	2,496,661
Asset-backed securities	310,429	7,713	(4,413)	313,729
Mortgage-backed securities
Commercial	475,204	5,172	(37,758)	442,618
Agency residential	2,310,826	61,481	(3,863)	2,368,444
Non-agency residential	177,500	238	(17,117)	160,621
Foreign government securities	1,507,385	100,243	(16,875)	1,590,753
Foreign corporate securities	1,377,417	72,442	(24,748)	1,425,111
Total fixed maturity securities	$12,614,742	$556,765	$(165,558)	$13,005,949
Equity securities	$13,970	$2,333	$(2)	$16,301

In accordance with FASB guidance, the Company reclassified the non-credit portion of other-than-temporary impairments from retained earnings (deficit) into accumulated other comprehensive income (loss), on April 1, 2009.  The table below presents the pre-tax cumulative unrealized appreciation (depreciation) on those corporate securities, for the periods indicated:

	At December 31,
(Dollars in thousands)	2010	2009
Pre-tax cumulative unrealized appreciation (depreciation)	$1,743	$(6,088)

Index

The amortized cost and market value of fixed maturity securities are shown in the following table by contractual maturity.  Mortgage-backed securities are generally more likely to be prepaid than other fixed maturity securities. As the stated maturity of such securities may not be indicative of actual maturities, the totals for mortgage-backed and asset-backed securities are shown separately.

	At December 31, 2010		At December 31, 2009
	Amortized	Market	Amortized	Market
(Dollars in thousands)	Cost	Value	Cost	Value
Fixed maturity securities – available for sale
Due in one year or less	$572,985	$580,528	$621,706	$652,483
Due after one year through five years	3,911,482	4,057,230	3,017,731	3,151,819
Due after five years through ten years	2,564,948	2,686,005	2,530,830	2,634,709
Due after ten years	2,331,639	2,402,163	3,170,516	3,281,526
Asset-backed securities	210,717	218,301	310,429	313,729
Mortgage-backed securities
Commercial	324,922	337,219	475,204	442,618
Agency residential	2,018,384	2,093,282	2,310,826	2,368,444
Non-agency residential	76,259	75,741	177,500	160,621
Total fixed maturity securities	$12,011,336	$12,450,469	$12,614,742	$13,005,949

The changes in net unrealized appreciation (depreciation) for the Company’s investments are derived from the following sources for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2010	2009
Increase (decrease) during the period between the market value and cost of investments carried at market value, and deferred taxes thereon:
Fixed maturity securities	$47,926	$629,328
Fixed maturity securities, cumulative other-than-temporary impairment adjustment, upon adoption	-	(65,658)
Equity securities	(1,878)	346
Other invested assets	2,389	7,035
Change in unrealized appreciation (depreciation), pre-tax	48,437	571,051
Deferred tax benefit (expense)	11,727	(106,764)
Deferred tax benefit (expense), cumulative other-than-temporary impairment adjustment, upon adoption	-	8,346
Change in unrealized appreciation (depreciation),
net of deferred taxes, included in shareholders’ equity	$60,164	$472,633

The Company frequently reviews its fixed maturity securities investment portfolio for declines in market value and focuses its attention on securities whose fair value has fallen below 80% of their amortized cost at the time of review.  The Company then assesses whether the decline in value is temporary or other-than-temporary.  In making its assessment, the Company evaluates the current market and interest rate environment as well as specific issuer information.  Generally, a change in a security’s value caused by a change in the market or interest rate environment does not constitute an other-than-temporary impairment, but rather a temporary decline in market value.  Temporary declines in market value are recorded as unrealized losses in accumulated other comprehensive income (loss).  If the Company determines that the decline is other-than-temporary and the Company does not have the intent to sell the security; and it is more likely than not that the Company will not have to sell the security before recovery of its cost basis, the carrying value of the investment is written down to fair value.  The fair value adjustment that is credit related is recorded in net realized capital gains (losses) in the Company’s consolidated statements of operations and comprehensive income (loss).  The fair value adjustment that is non-credit related is recorded as a component of other comprehensive income (loss), net of tax, and is included in accumulated other comprehensive income (loss) in the Company’s consolidated balance sheets.  The Company’s assessments are based on the issuers current and expected future financial position, timeliness with respect to interest and/or principal payments, speed of repayments and any applicable credit enhancements or breakeven constant default rates on mortgage-backed and asset-backed securities, as well as relevant information provided by rating agencies, investment advisors and analysts.

Index

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

The tables below display the aggregate market value and gross unrealized depreciation of fixed maturity and equity securities, by security type and contractual maturity, in each case subdivided according to length of time that individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at December 31, 2010 By Security Type
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$70,193	$(2,425)	$43,264	$(3,230)	$113,457	$(5,655)
Obligations of U.S. states and political subdivisions	336,522	(9,520)	171,812	(15,409)	508,334	(24,929)
Corporate securities	186,898	(5,077)	107,520	(11,441)	294,418	(16,518)
Asset-backed securities	7,816	(92)	2,408	(123)	10,224	(215)
Mortgage-backed securities
Commercial	962	(25)	58,036	(5,429)	58,998	(5,454)
Agency residential	208,930	(1,236)	614	(233)	209,544	(1,469)
Non-agency residential	-	-	44,341	(1,723)	44,341	(1,723)
Foreign government securities	194,113	(6,416)	203,913	(19,252)	398,026	(25,668)
Foreign corporate securities	309,627	(9,452)	198,161	(22,214)	507,788	(31,666)
Total fixed maturity securities	$1,315,061	$(34,243)	$830,069	$(79,054)	$2,145,130	$(113,297)
Equity securities	273,378	(2,584)	13	(2)	273,391	(2,586)
Total	$1,588,439	$(36,827)	$830,082	$(79,056)	$2,418,521	$(115,883)

	Duration of Unrealized Loss at December 31, 2010 By Maturity
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities
Due in one year or less	$24,854	$(450)	$55,204	$(9,061)	$80,058	$(9,511)
Due in one year through five years	313,179	(11,829)	224,770	(19,685)	537,949	(31,514)
Due in five years through ten years	358,468	(9,538)	144,264	(12,624)	502,732	(22,162)
Due after ten years	400,852	(11,073)	300,432	(30,176)	701,284	(41,249)
Asset-backed securities	7,816	(92)	2,408	(123)	10,224	(215)
Mortgage-backed securities	209,892	(1,261)	102,991	(7,385)	312,883	(8,646)
Total fixed maturity securities	$1,315,061	$(34,243)	$830,069	$(79,054)	$2,145,130	$(113,297)

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position at December 31, 2010 were $2,418,521 thousand and $115,883 thousand, respectively.  There were no unrealized losses on a single issuer that exceeded 0.08% of the market value of the fixed maturity securities at December 31, 2010.  In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector.  The $36,827 thousand of unrealized losses related to fixed maturity and equity securities that have been in an unrealized loss position for less than one year were generally comprised of highly rated municipal, foreign government and domestic and foreign corporate securities.  Of these unrealized losses, $33,463 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating organization.  The $79,056 thousand of unrealized losses related to fixed maturity and equity securities in an unrealized loss position for more than one year related primarily to highly rated domestic and foreign corporate, mortgage-backed, foreign government and municipal securities.  Of these unrealized losses, $66,514 thousand related to securities that were rated investment grade by at least one nationally recognized statistical rating

Index

organization.  The non-investment grade securities with unrealized losses were mainly comprised of corporate and commercial mortgage-backed securities.  The gross unrealized depreciation greater than 12 months for mortgage-backed securities included $210 thousand related to sub-prime and alt-A loans.  In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations.  The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments.  Unrealized losses have decreased since December 31, 2009, as a result of improved conditions in the overall financial market resulting from increased liquidity and lower interest rates.

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

Index

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

The components of net investment income are presented in the table below for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2010	2009	2008
Fixed maturity securities	$581,870	$570,798	$543,425
Equity securities	12,200	3,574	19,946
Short-term investments and cash	151	5,965	52,088
Other invested assets
Limited partnerships	70,740	(19,022)	(42,231)
Other	1,274	74	2,280
Total gross investment income	666,235	561,389	575,508
Interest debited (credited) and other investment expense	(12,772)	(13,596)	(9,621)
Total net investment income	$653,463	$547,793	$565,887

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

The Company had contractual commitments to invest up to an additional $178,776 thousand in limited partnerships at December 31, 2010.  These commitments will be funded when called in accordance with the partnership agreements, which have investment periods that expire, unless extended, through 2016.

The components of net realized capital gains (losses) are presented in the table below for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2010	2009	2008
Fixed maturity securities, market value:
Other-than-temporary impairments	$(2,975)	$(13,210)	$(176,470)
Gains (losses) from sales	27,491	(45,666)	(12,630)
Fixed maturity securities, fair value:
Gains (losses) from sales	775	682	102
Gains (losses) from fair value adjustments	15,091	9,337	1,473
Equity securities, market value:
Gains (losses) from sales	77	8,087	-
Equity securities, fair value:
Gains (losses) from sales	6,136	7,510	(230,648)
Gains (losses) from fair value adjustments	55,308	30,908	(277,526)
Short-term investments gain (loss)	8	40	(131)
Total net realized capital gains (losses)	$101,911	$(2,312)	$(695,830)

Index

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

The proceeds and split between gross gains and losses, from sales of fixed maturity and equity securities, are presented in the table below for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2010	2009	2008
Proceeds from sales of fixed maturity securities	$1,652,956	$326,050	$279,526
Gross gains from sales	141,038	20,576	14,647
Gross losses from sales	(112,772)	(65,560)	(27,175)

Proceeds from sales of equity securities	$237,149	$67,655	$1,439,844
Gross gains from sales	11,562	16,483	23,439
Gross losses from sales	(5,349)	(886)	(254,087)

Securities with a carrying value amount of $1,308,806 thousand at December 31, 2010 were on deposit with various state or governmental insurance departments in compliance with insurance laws.

3.  RESERVE FOR LOSSES, LAE AND FUTURE POLICY BENEFIT RESERVE

Reserves for losses and LAE.
Activity in the reserve for losses and LAE is summarized for the periods indicated:

	At December 31,
(Dollars in thousands)	2010	2009	2008
Gross reserves at January 1	$8,937,858	$8,840,660	$9,040,606
Less reinsurance recoverables	(641,269)	(690,509)	(707,523)
Net reserves at January 1	8,296,589	8,150,151	8,333,083

Incurred related to:
Current year	2,976,578	2,245,220	2,404,100
Prior years	(30,866)	128,838	34,872
Total incurred losses and LAE	2,945,712	2,374,058	2,438,972

Paid related to:
Current year	568,330	388,172	495,028
Prior years	1,988,749	1,997,216	1,816,427
Total paid losses and LAE	2,557,079	2,385,388	2,311,455

Foreign exchange/translation adjustment	(34,484)	157,768	(310,449)

Net reserves at December 31	8,650,738	8,296,589	8,150,151
Plus reinsurance recoverables	689,445	641,269	690,509
Gross reserves at December 31	$9,340,183	$8,937,858	$8,840,660

Prior years’ reserves decreased by $30,866 thousand and increased by $128,838 thousand and $34,872 thousand for the years ended December 31, 2010, 2009 and 2008, respectively.  The decrease for 2010 was attributable to a $140,760 thousand decrease in non-US reinsurance business (Bermuda and International), partially offset by the $109,894 thousand increase in the US insurance, specialty, and reinsurance business.  The decrease in the non-US reinsurance business was due to reserve studies that indicated net favorable reserve development, as well as reductions in loss estimates for prior year catastrophes.  The increase in the US reinsurance is primarily due to reserve strengthening in casualty lines

Index

for construction liability claims and the increase in the US insurance business is due to reserve strengthening on several terminated programs.

The increase for 2009 was attributable to a $59,019 thousand increase in the US insurance business, primarily contractor liability exposures and $69,819 thousand in the reinsurance business, in both domestic and international, as a result of losses from sub-prime exposures and property, partially offset by favorable development on other casualty lines.

The 2008 prior years’ reserves increase of $34,872 thousand was attributable to $85,300 thousand of reserve development for a run-off auto loan credit insurance program and a $32,600 thousand adverse arbitration decision; partially offset by net favorable development on the remainder of the Company’s reserves.

Reinsurance Receivables.  Reinsurance receivables for both paid and recoverable on unpaid losses totaled $684,718 thousand and $636,375 thousand at December 31, 2010 and 2009, respectively.  At December 31, 2010, $171,750 thousand, or 25.1% was receivable from C.V. Starr (Bermuda); $104,983 thousand, or 15.3%, was receivable from Transatlantic Reinsurance Company; $100,000 thousand, or 14.6%, was receivable from Continental Insurance Company; $48,942 thousand, or 7.1%, was receivable from Munich Reinsurance Company and $45,041 thousand, or 6.6%, was receivable from Berkley Insurance Company.  The receivable from C.V. Starr is fully collateralized by a trust agreement.  The receivable from Continental Insurance Company is collateralized by a funds held arrangement under which we have retained the premiums earned by the retrocessionaire to secure obligations of the retrocessionaire, recorded them as a liability, credited interest on the balances at a stated contractual rate and reduced the liability account as payments became due.  No other retrocessionaire accounted for more than 5% of our receivables.

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

A&E exposures represent a separate exposure group for monitoring and evaluating reserve adequacy.  The following table summarizes incurred losses with respect to A&E reserves on both a gross and net of reinsurance basis for the periods indicated:

	At December 31,
(Dollars in thousands)	2010	2009	2008
Gross basis:
Beginning of period reserves	$638,674	$786,843	$922,843
Incurred losses	-	-	-
Paid losses	(83,884)	(148,169)	(136,000)
End of period reserves	$554,790	$638,674	$786,843

Net basis:
Beginning of period reserves	$613,121	$749,070	$827,384
Incurred losses	-	429	-
Paid losses	(80,215)	(136,378)	(78,314)
End of period reserves	$532,906	$613,121	$749,070

Index

At December 31, 2010, the gross reserves for A&E losses were comprised of $135,422 thousand representing case reserves reported by ceding companies, $116,129 thousand representing additional case reserves established by the Company on assumed reinsurance claims, $38,880 thousand representing case reserves established by the Company on direct excess insurance claims, including Mt. McKinley, and $264,360 thousand representing IBNR reserves.

With respect to asbestos only, at December 31, 2010, the Company had gross asbestos loss reserves of $530,353 thousand, or 95.6%, of total A&E reserves, of which $426,179 thousand was for assumed business and $104,174 thousand was for direct business.

Future Policy Benefit Reserve.
Activity in the reserve for future policy benefits is summarized for the periods indicated:

	At December 31,
(Dollars in thousands)	2010	2009	2008
Balance at beginning of year	$64,536	$66,172	$78,417
Liabilities assumed	172	324	190
Adjustments to reserves	2,944	8,835	6,546
Benefits paid in the current year	(4,650)	(10,795)	(18,981)
Balance at end of year	$63,002	$64,536	$66,172

4.  FAIR VALUE

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

In limited instances where prices are not provided by pricing services or in rare instances when a manager may not agree with the pricing service, price quotes on a non-binding basis are obtained from investment brokers.  The investment asset managers do not make any changes to prices received from either the pricing services or the investment brokers.  In addition, the investment asset managers have procedures in place to review the reasonableness of the prices from the service providers and may request verification of the prices.  In addition, the Company tests the prices on a random basis to an independent pricing source.  In limited situations, where financial markets are inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value.  The Company made no such adjustments at December 31, 2010 and 2009.

Equity securities in U.S. denominated currency are categorized as Level 1, Quoted Prices in Active Markets for Identical Assets, since the securities are actively traded on an exchange and prices are based on quoted prices from the exchange.  Equity securities traded on foreign exchanges are categorized as Level 2 due to potential foreign exchange adjustments to fair or market value.

Fixed maturity securities are generally categorized as Level 2, Significant Other Observable Inputs, since a particular security may not have traded but the pricing services are able to use valuation models with observable market inputs such as interest rate yield curves and prices for similar fixed maturity securities in terms of issuer, maturity and seniority.  Valuations that are derived from techniques in which one or more of the significant inputs are unobservable (including assumptions about risk) are categorized as Level 3, Significant Unobservable Inputs.  These securities include broker priced securities and the Company’s equity index put option contracts.

Index

The Company sold six equity index put option contracts, based on the Standard & Poor’s 500 (“S&P 500”) index, for total consideration, net of commissions, of $22,530 thousand.  At December 31, 2010, fair value for these equity index put option contracts was $52,425 thousand.  These equity index put option contracts each have a single exercise date, with maturities ranging from 12 to 30 years and strike prices ranging from $1,141.21 to $1,540.63.  No amounts will be payable under these equity index put option contracts if the S&P 500 index is at, or above, the strike prices on the exercise dates, which fall between June 2017 and March 2031.  If the S&P 500 index is lower than the strike price on the applicable exercise date, the amount due would vary proportionately with the percentage by which the index is below the strike price.  Based on historical index volatilities and trends and the December 31, 2010 S&P 500 index value, the Company estimates the probability that each equity index put option contract of the S&P 500 index falling below the strike price on the exercise date to be less than 37%.  The theoretical maximum payouts under the equity index put option contracts would occur if on each of the exercise dates the S&P 500 index value were zero.  At December 31, 2010, the present value of these theoretical maximum payouts using a 6% discount factor was $269,235 thousand.

The Company sold one equity index put option contract based on the FTSE 100 index for total consideration, net of commissions, of $6,706 thousand.  At December 31, 2010, fair value for this equity index put option contract was $6,042 thousand.  This equity index put option contract has an exercise date of July 2020 and a strike price of ₤5,989.75.  No amount will be payable under this equity index put option contract if the FTSE 100 index is at, or above, the strike price on the exercise date.  If the FTSE 100 index is lower than the strike price on the exercise date, the amount due will vary proportionately with the percentage by which the index is below the strike price.  Based on historical index volatilities and trends and the December 31, 2010 FTSE 100 index value, the Company estimates the probability that the equity index put option contract of the FTSE 100 index will fall below the strike price on the exercise date to be less than 33%.  The theoretical maximum payout under the equity index put option contract would occur if on the exercise date the FTSE 100 index value was zero.  At December 31, 2010, the present value of the theoretical maximum payout using a 6% discount factor and current exchange rate was $29,138 thousand.

The Company’s equity index put option contracts contain provisions that require collateralization of the fair value, as calculated by the counterparty, above a specified threshold, which is based on the Company’s financial strength ratings (Moody’s Investors Service, Inc.) and/or debt ratings (Standard & Poor’s Ratings Services). The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on December 31, 2010, was $58,467 thousand for which the Company had posted collateral with a market value of $52,274 thousand.  If on December 31, 2010, the Company’s ratings were such that the collateral threshold was zero, the Company’s collateral requirement would increase by $55,000 thousand.

The fair value was calculated using an industry accepted option pricing model, Black-Scholes, which used the following assumptions:

	At December 31, 2010
		Contract
	Contracts	based on
	based on	FTSE 100
	S & P 500 Index	Index
Equity index	1,257.6	5,899.9
Interest rate	3.53% to 4.91%	4.35%
Time to maturity	6.4 to 20.3 yrs	9.6 yrs
Volatility	22.3% to 24.6%	25.4%

Index

The following table presents the fair value measurement levels for all assets and liabilities, which the Company has recorded at fair value (fair and market value) as of the periods indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$401,807	$-	$401,807	$-
Obligations of U.S. States and political subdivisions	2,901,505	-	2,901,505	-
Corporate securities	3,069,146	-	3,069,146	-
Asset-backed securities	218,301	-	217,306	995
Mortgage-backed securities
Commercial	337,219	-	337,219	-
Agency residential	2,093,282	-	2,093,282	-
Non-agency residential	75,741	-	74,241	1,500
Foreign government securities	1,638,348	-	1,638,348	-
Foreign corporate securities	1,715,120	-	1,710,704	4,416
Total fixed maturities, market value	12,450,469	-	12,443,558	6,911

Fixed maturities, fair value	180,482	-	180,482	-
Equity securities, market value	363,736	363,736	-	-
Equity securities, fair value	721,449	721,449	-	-

Liabilities:
Equity index put option contracts	$58,467	$-	$-	$58,467

There were no significant transfers between Level 1 and Level 2 for the twelve months ended December 31, 2010.

Index

The following table presents the fair value measurement levels for all assets and liabilities, which the Company has recorded at fair value (fair and market value) as of the periods indicated:

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

The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs by asset type, for the periods indicated:

	December 31, 2010					December 31, 2009
	Corporate	Asset-backed	Foreign	Non-agency		Corporate	Asset-backed	Non-agency
(Dollars in thousands)	Securities	Securities	Corporate	RMBS	Total	Securities	Securities	RMBS	CMBS	Total
Beginning balance	$9,900	$6,268	$-	$1,394	$17,563	$22,693	$3,409	$1,757	$265,748	$293,607
Total gains or (losses) (realized/unrealized)
Included in earnings (or changes in net assets)	(1)	(258)	2	408	151	(2)	-	(293)	-	(295)
Included in other comprehensive income (loss)	101	2,098	325	287	2,811	(98)	2,494	635	-	3,031
Purchases, issuances and settlements	(10,000)	(7,140)	4,089	(589)	(13,640)	-	-	(705)	-	(705)
Transfers in and/or (out) of Level 3	-	26	-	-	26	(12,693)	366	-	(265,748)	(278,075)
Ending balance	$-	$995	$4,416	$1,500	$6,911	$9,900	$6,268	$1,394	$-	$17,563

The amount of total gains or losses for the period included
in earnings (or changes in net assets) attributable to the
change in unrealized gains or losses relating to assets
still held at the reporting date	$-	$-	$-	$-	$-	$-	$-	$(743)	$-	$(743)

(Some amounts may not reconcile due to rounding.)

Index

The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs for equity index put option contracts, for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2010	2009
Liabilities:
Balance, beginning of period	$57,349	$60,552
Total (gains) or losses (realized/unrealized)
Included in earnings (or changes in net assets)	1,119	(3,204)
Included in other comprehensive income (loss)	-	-
Purchases, issuances and settlements	-	-
Transfers in and/or (out) of Level 3	-	-
Balance, end of period	$58,467	$57,349

The amount of total gains or losses for the period included in earnings
(or changes in net assets) attributable to the change in unrealized
gains or losses relating to liabilities still held at the reporting date	$-	$-

(Some amounts may not reconcile due to rounding.)

5.  CREDIT FACILITIES

The Company has three credit facilities for a total commitment of up to $1,300,000 thousand, providing for the issuance of letters of credit and/or unsecured revolving credit lines. The following table presents the costs incurred in connection with the three credit facilities for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2010	2009	2008
Credit facility fees incurred	$2,034	$1,892	$1,648

The terms and outstanding amounts for each facility are discussed below:

Group Credit Facility

Effective July 27, 2007, Group, Bermuda Re and Everest International entered into a five year, $850,000 thousand senior credit facility with a syndicate of lenders referred to as the “Group Credit Facility”.  Wachovia Bank, a subsidiary of Wells Fargo Corporation (“Wachovia Bank”) is the administrative agent for the Group Credit Facility, which consists of two tranches.  Tranche one provides up to $350,000 thousand of unsecured revolving credit for liquidity and general corporate purposes, and for the issuance of unsecured standby letters of credit.  The interest on the revolving loans shall, at the Company’s option, be either (1) the Base Rate (as defined below) or (2) an adjusted London Interbank Offered Rate (“LIBOR”) plus a margin.  The Base Rate is the higher of (a) the prime commercial lending rate established by Wachovia Bank or (b) the Federal Funds Rate plus 0.5% per annum. The amount of margin and the fees payable for the Group Credit Facility depends on Group’s senior unsecured debt rating.  Tranche two exclusively provides up to $500,000 thousand for the issuance of standby letters of credit on a collateralized basis.

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth.  Minimum net worth is an amount equal to the sum of $3,575,381 thousand plus 25% of consolidated net income for each of Group’s fiscal quarters, for which statements are available ending on or after January 1, 2007 and for which consolidated net income is positive, plus 25% of any increase in consolidated net worth during such period attributable to the issuance of ordinary and preferred shares, which at December 31, 2010, was $4,226,175 thousand.  As of December 31, 2010, the Company was in compliance with all Group Credit Facility covenants.

Index

The following table summarizes the outstanding letters of credit and/or borrowings for the periods indicated:

(Dollars in thousands)		At December 31, 2010			At December 31, 2009
Bank		Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Wachovia Group Credit Facility	Tranche One	$350,000	$-		$350,000	$-
	Tranche Two	500,000	406,427	12/31/2011	500,000	386,548	12/31/2010
Total Wachovia Group Credit Facility		$850,000	$406,427		$850,000	$386,548

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

The Holdings Credit Facility requires Holdings to maintain a debt to capital ratio of not greater than 0.35 to 1 and Everest Re to maintain its statutory surplus at $1,500,000 thousand plus 25% of future aggregate net income and 25% of future aggregate capital contributions after December 31, 2005, which at December 31, 2010, was $1,989,417 thousand.  As of December 31, 2010, Holdings was in compliance with all Holdings Credit Facility covenants.

The following table summarizes outstanding letters of credit and/or borrowings for the periods indicated:

(Dollars in thousands)	At December 31, 2010				At December 31, 2009
Bank	Commitment	In Use	Date of Loan	Maturity/Expiry Date	Commitment	In Use	Date of Loan	Maturity/Expiry Date
Citibank Holdings Credit Facility	$150,000	$50,000	12/16/2010	1/18/2011	$150,000	$-
Total revolving credit borrowings		50,000				-
Total letters of credit		9,527		12/31/2011		27,959		12/31/2010

Total Citibank Holdings Credit Facility	$150,000	$59,527			$150,000	$27,959

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

Index

The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in thousands)	At December 31, 2010			At December 31, 2009
Bank	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Citibank Bilateral Letter of Credit Agreement	$300,000	$2,291	11/24/2011	$300,000	$2,291	11/24/2010
		79,681	12/31/2011		74,744	12/31/2010
		36,462	1/31/2011		37,735	1/31/2011
		340	6/15/2011		25,432	6/30/2013
		25,581	6/30/2014		37,089	12/31/2013
		11,580	9/30/2014		11,984	9/30/2014
		72,398	12/31/2014		29,896	12/31/2014
Total Citibank Bilateral Agreement	$300,000	$228,333		$300,000	$219,171

6.  SENIOR NOTES

The table below displays Holdings’ outstanding senior notes.  Market value is based on quoted market prices.

				December 31, 2010		December 31, 2009
				Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Date Due	Principal Amounts	Sheet Amount	Market Value	Sheet Amount	Market Value
5.40% Senior notes	10/12/2004	10/15/2014	$250,000	$249,812	$267,500	$249,769	$256,100
8.75% Senior notes (matured and paid on March 15, 2010)	03/14/2000	03/15/2010	$200,000	$-	$-	$199,970	$200,000

Interest expense incurred in connection with these senior notes is as follows for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2010	2009	2008
Interest expense incurred	$17,219	$31,190	$31,175

7.  LONG TERM SUBORDINATED NOTES

The table below displays Holdings’ outstanding fixed to floating rate long term subordinated notes.  Market value is based on quoted market prices.

			Maturity Date		December 31, 2010		December 31, 2009
		Original			Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Principal Amount	Scheduled	Final	Sheet Amount	Market Value	Sheet Amount	Market Value
6.6% Long term subordinated notes	04/26/2007	$400,000	05/15/2037	05/01/2067	$238,351	$227,825	$238,348	$176,534

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

Index

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

Interest expense incurred in connection with these long term subordinated notes is as follows for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2010	2009	2008
Interest expense incurred	$15,748	$18,322	$26,404

8.  JUNIOR SUBORDINATED DEBT SECURITIES PAYABLE

The following table displays Holdings’ outstanding junior subordinated debt securities due to Everest Re Capital Trust II (“Capital Trust II”), a wholly-owned finance subsidiary of Holdings.  Fair value is primarily based on the quoted market price of the related trust preferred securities.

				December 31, 2010		December 31, 2009
				Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Date Due	Amount Issued	Sheet Amount	Fair Value	Sheet Amount	Fair Value
6.20% Junior subordinated debt securities	03/29/2004	03/29/2034	$329,897	$329,897	$294,825	$329,897	$272,553

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

Interest expense incurred in connection with these junior subordinated debt securities is as follows for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2010	2009	2008
Interest expense incurred	$20,454	$20,454	$20,454

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

There are certain regulatory and contractual restrictions on the ability of Holdings’ operating subsidiaries to transfer funds to Holdings in the form of cash dividends, loans or advances.  The insurance laws of the State of Delaware, where Holdings’ direct insurance subsidiaries are domiciled, require regulatory approval before those subsidiaries can pay dividends or make loans or advances to Holdings that exceed certain statutory thresholds.  In addition, the terms of Holdings Credit Facility (discussed in Note 5) require Everest Re, Holdings’ principal insurance subsidiary, to maintain a certain statutory surplus level as measured at the end

Index

of each fiscal year.  At December 31, 2010, $2,293,643 thousand of the $2,929,526 thousand in net assets of Holdings’ consolidated subsidiaries were subject to the foregoing regulatory restrictions.

9.  TRUST AGREEMENTS

Certain subsidiaries of Group, principally Bermuda Re, a Bermuda insurance company and direct subsidiary of Group, have established trust agreements, which effectively use the Company’s investments as collateral, as security for assumed losses payable to certain non-affiliated ceding companies.  At December 31, 2010, the total amount on deposit in trust accounts was $86,237 thousand.

10.  OPERATING LEASE AGREEMENTS

The future minimum rental commitments, exclusive of cost escalation clauses, at December 31, 2010, for all of the Company’s operating leases with remaining non-cancelable terms in excess of one year are as follows:

(Dollars in thousands)
2011	$7,922
2012	10,738
2013	10,206
2014	8,540
2015	8,730
Thereafter	41,949
Net commitments	$88,085

All of these leases, the expiration terms of which range from 2011 to 2020, are for the rental of office space.  Rental expense was $13,124 thousand, $11,815 thousand and $11,122 thousand for the years ended December 31, 2010, 2009 and 2008, respectively.

11.  INCOME TAXES

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

	Years Ended December 31,
(Dollars in thousands)	2010	2009	2008
Current tax expense (benefit):
U.S.	$(65,640)	$(35,739)	$(58,534)
Foreign	43,623	39,220	58,550
Total current tax expense (benefit)	(22,016)	3,481	16
Total deferred U.S. tax expense (benefit)	2,500	128,851	(64,865)
Total income tax expense (benefit)	$(19,516)	$132,332	$(64,849)

(Some amounts may not reconcile due to rounding.)

Index

The weighted average expected tax provision has been calculated using the pre-tax income (loss) in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate.  Reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate for the periods indicated is provided below:

	Years Ended December 31,
(Dollars in thousands)	2010	2009	2008
Expected tax provision at applicable statutory rates	$83,152	$176,358	$(21,854)
Increase (decrease) in taxes resulting from:
Tax exempt income	(56,457)	(60,378)	(61,840)
Tax audit settlement	(48,867)	(9,690)	-
Dividend received deduction	(2,784)	(1,409)	(2,762)
Proration	8,510	9,139	9,437
Other	(3,070)	18,312	12,170
Total income tax provision	$(19,516)	$132,332	$(64,849)

Deferred income taxes reflect the tax effect of the temporary differences between the value of assets and liabilities for financial statement purposes and such values as measured by the U.S. tax laws and regulations.  The principal items making up the net deferred income tax asset are as follows for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2010	2009
Deferred tax assets:
Reserve for losses and LAE	$177,237	$166,943
Foreign tax credits	55,026	46,472
Unearned premium reserve	46,146	47,266
AMT Credits	41,693	10,561
Deferred compensation	14,189	14,850
Minimum pension	14,045	13,068
Uncollectible reinsurance	5,675	16,175
Investment impairments	4,129	5,670
Other assets	31,701	40,750
Total deferred tax assets	389,841	361,755

Deferred tax liabilities:
Deferred acquisition costs	64,487	63,531
Net unrealized appreciation of investments	56,095	49,279
Foreign currency translation	45,251	29,696
Fair value adjustments	29,002	12,231
Gain on tender of debt	27,395	27,395
Investment discount	2,609	3,174
Other liabilities	15,901	2,279
Total deferred tax liabilities	240,740	187,585

Net deferred tax assets	$149,101	$174,170

Index

A reconciliation of the beginning and ending amount of unrecognized tax benefits, for the periods indicated, is as follows:

(Dollars in thousands)	2010	2009	2008
Balance at January 1	$29,010	$34,366	$29,132
Additions based on tax positions related to the current year	7,119	6,997	5,234
Additions for tax positions of prior years	-	-	-
Reductions for tax positions of prior years	-	-	-
Settlements with taxing authorities	(12,356)	(12,353)	-
Lapses of applicable statutes of limitations	-	-	-
Balance at December 31	$23,773	$29,010	$34,366

The entire amount of the unrecognized tax benefits would affect the effective tax rate if recognized.

In 2010, the Company favorably settled a 2003 and 2004 IRS audit.  The Company recorded a net overall tax benefit including accrued interest of $25,920 thousand.  In addition, the Company was also able to take down a $12,356 thousand FIN 48 reserve that had been established regarding the 2003 and 2004 IRS audit.  The Company is no longer subject to U.S. federal, state and local or foreign income tax examinations by tax authorities for years before 2007.

The Company recognizes accrued interest related to net unrecognized tax benefits and penalties in income taxes.  During the years ended December 31, 2010, 2009 and 2008, the Company accrued and recognized a net expense (benefit) of approximately $(9,938) thousand, $1,563 thousand and $2,446 thousand, respectively, in interest and penalties.  Included within the 2010 net expense (benefit) of $(9,938) thousand is $(10,591) thousand of accrued interest related to the 2003 and 2004 IRS audit.

The Company is not aware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date.

For U.S. income tax purposes the Company has foreign tax credit carryforwards of $55,026 thousand that begin to expire in 2014.  In addition, for U.S. income tax purposes the Company has $41,693 thousand of Alternative Minimum Tax credits that do not expire.  Management believes that it is more likely than not that the Company will realize the benefits of its net deferred tax assets and, accordingly, no valuation allowance has been recorded for the periods presented.

Tax benefits of $629 thousand and $1,714 thousand related to share-based compensation deductions for stock options exercised in 2010 and 2009, respectively, are included within additional paid-in capital of the shareholders’ equity section of the consolidated balance sheets.

Index

12.  REINSURANCE

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

Premiums written and earned and incurred losses and LAE are comprised of the following for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2010	2009	2008
Written premiums:
Direct	$823,378	$824,366	$778,597
Assumed	3,377,341	3,304,589	2,899,541
Ceded	(255,141)	(199,194)	(172,925)
Net written premiums	$3,945,578	$3,929,761	$3,505,213

Premiums earned:
Direct	$823,811	$808,793	$844,365
Assumed	3,340,977	3,255,849	3,031,721
Ceded	(230,163)	(170,544)	(181,785)
Net premiums earned	$3,934,625	$3,894,098	$3,694,301

Incurred losses and LAE:
Direct	$708,212	$655,263	$658,201
Assumed	2,392,758	1,829,371	1,856,821
Ceded	(155,258)	(110,576)	(76,050)
Net incurred losses and LAE	$2,945,712	$2,374,058	$2,438,972

Index

13.  COMPREHENSIVE INCOME (LOSS)

The following table presents the components of comprehensive income (loss) in the consolidated statements of operations for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2010	2009	2008

Net income (loss)	$610,754	$806,989	$(18,758)
Other comprehensive income (loss), before tax:
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period
URA(D) of investments - temporary	65,199	550,356	(499,622)
URA(D) of investments - non-credit OTTI	7,831	35,563	-
URA(D) on securities arising during the period	73,030	585,919	(499,622)
Less: reclassification adjustment for realized losses (gains) included in net income (loss)	(24,593)	50,789	189,231
Total URA(D) on securities arising during the period	48,437	636,708	(310,391)
Foreign currency translation adjustments	16,429	98,931	(209,667)
Pension adjustments	(2,792)	11,466	(38,715)
Total other comprehensive income (loss), before tax	62,074	747,105	(558,773)

Income tax benefit (expense) related to items of other comprehensive income (loss):
Tax benefit (expense) on URA(D) arising during the period
Tax benefit (expense) on URA(D) of investments - temporary	(5,046)	(91,259)	104,410
Tax benefit (expense) on URA(D) of investments - non-credit OTTI	(1,002)	(3,830)	-
Tax benefit (expense) on URA(D) on securities arising during the period	(6,048)	(95,089)	104,410
Tax reclassification due to realized losses (gains) included in net income (loss)	17,775	(11,674)	(30,598)
Total tax benefit (expense) from URA(D) arising during the period	11,727	(106,763)	73,812
Tax benefit (expense) from foreign currency translation	(14,558)	(15,128)	16,405
Tax benefit (expense) on pension	977	(4,013)	13,550
Total income tax benefit (expense) related to items of other comprehensive income (loss):	(1,854)	(125,904)	103,767
Other comprehensive income (loss), net of tax	60,220	621,201	(455,006)
Comprehensive income (loss)	$670,974	$1,428,190	$(473,764)

The following table presents the components of accumulated other comprehensive income (loss), net of tax, in the consolidated balance sheets for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2010	2009
Beginning balance of URA (D) on securities	$309,274	$(163,359)
Current period change in URA (D) of investments - temporary	58,709	478,007
Current period change in URA (D) of investments - non-credit OTTI	1,455	(5,374)
Ending balance of URA (D) on securities	369,438	309,274

Beginning balance of foreign currency translation adjustments	(12,968)	(96,771)
Current period change in foreign currency translation adjustments	1,871	83,803
Ending balance of foreign currency translation adjustments	(11,097)	(12,968)

Beginning balance of pension	(24,268)	(31,721)
Current period change in pension	(1,815)	7,453
Ending balance of pension	(26,083)	(24,268)

Ending balance of accumulated other comprehensive income (loss)	$332,258	$272,038

Index

14.  EMPLOYEE BENEFIT PLANS

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

Although not required to make contributions under IRS regulations, the following table summarizes the Company’s contributions to the defined benefit pension plans for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2010	2009	2008
Company contributions	$6,759	$7,851	$23,843

The following table summarizes the Company’s pension expense for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2010	2009	2008
Pension expense	$10,783	$10,772	$5,943

The following table summarizes the status of these defined benefit plans for U.S. employees for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2010	2009
Change in projected benefit obligation:
Benefit obligation at beginning of year	$118,166	$102,907
Service cost	6,944	6,015
Interest cost	7,052	6,385
Actuarial loss	14,631	6,808
Benefits paid	(8,401)	(3,949)
Projected benefit obligation at end of year	138,392	118,166

Change in plan assets:
Fair value of plan assets at beginning of year	100,728	75,798
Actual return on plan assets	15,623	21,113
Actual contributions during the year	6,760	7,851
Administrative expenses paid	(240)	(85)
Benefits paid	(8,401)	(3,949)
Fair value of plan assets at end of year	114,470	100,728

Funded status at end of year	$(23,922)	$(17,438)

Amounts recognized in the consolidated balance sheets for the periods indicated:

	At December 31,
(Dollars in thousands)	2010	2009
Other assets (due beyond one year)	$952	$8,394
Other liabilities (due within one year)	(2,560)	(8,679)
Other liabilities (due beyond one year)	(22,314)	(17,153)
Net amount recognized in the consolidated balance sheets	$(23,922)	$(17,438)

Index

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss) for the periods indicated:

	At December 31,
(Dollars in thousands)	2010	2009
Prior service cost	$(217)	$(266)
Accumulated income (loss)	(36,219)	(33,708)
Accumulated other comprehensive income (loss)	$(36,436)	$(33,974)

Other changes in other comprehensive income (loss) for the periods indicated are as follows:

	Years Ended December 31,
(Dollars in thousands)	2010	2009
Other comprehensive income (loss) at December 31, prior year	$(33,974)	$(46,567)
Net gain (loss) arising during period	(7,220)	8,076
Recognition of amortizations in net periodic benefit cost:
Prior service cost	49	49
Actuarial loss	4,709	4,468
Other comprehensive income (loss) at December 31, current year	$(36,436)	$(33,974)

Net periodic benefit cost for U.S. employees included the following components for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2010	2009	2008
Service cost	$6,944	$6,015	$5,174
Interest cost	7,052	6,385	5,916
Expected return on assets	(7,971)	(6,145)	(6,583)
Amortization of actuarial loss from earlier periods	2,467	3,663	601
Amortization of unrecognized prior service cost	49	49	51
Settlement	2,242	805	784
Net periodic benefit cost	$10,783	$10,772	$5,943

Other changes recognized in other comprehensive income (loss):
Other comprehensive income (loss) attributable to change from prior year	2,462	(12,593)

Total recognized in net periodic benefit cost and other
comprehensive income (loss)	$13,244	$(1,821)

(Some amounts may not reconcile due to rounding.)

The estimated transition obligation, actuarial loss and prior service cost that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next year are $0.0 thousand, $2,191.7 thousand and $49.1 thousand, respectively.

The weighted average discount rates used to determine net periodic benefit cost for 2010, 2009 and 2008 were 6.10%, 6.25% and 6.55%, respectively.  The rate of compensation increase used to determine the net periodic benefit cost for 2010, 2009 and 2008 was 4.0%, 4.0% and 4.5%, respectively.  The expected long-term rate of return on plan assets for 2010, 2009 and 2008 was 8.0%, and was based on expected portfolio returns and allocations.

The weighted average discount rates used to determine the actuarial present value of the projected benefit obligation for year end 2010, 2009 and 2008 were 5.60%, 6.10% and 6.25%, respectively.

Index

The following table summarizes the accumulated benefit obligation for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2010	2009
Qualified Plan	$91,254	$73,969
Non-qualified Plan	19,141	21,898
Total	$110,395	$95,867

The following table displays the plans with projected benefit obligations in excess of plan assets for the periods indicated:

	At December 31,
(Dollars in thousands)	2010	2009
Qualified Plan
Projected benefit obligation	NA	NA
Fair value of plan assets	NA	NA
Non-qualified Plan
Projected benefit obligation	$24,874	$25,831
Fair value of plan assets	-	-

The following table displays the plans with accumulated benefit obligations in excess of plan assets for the periods indicated:

	At December 31,
(Dollars in thousands)	2010	2009
Qualified Plan
Accumulated benefit obligation	NA	NA
Fair value of plan assets	NA	NA
Non-qualified Plan
Accumulated benefit obligation	$19,141	$21,898
Fair value of plan assets	-	-

The following table displays the expected benefit payments in the periods indicated:

(Dollars in thousands)
2011	$4,829
2012	5,367
2013	7,068
2014	7,363
2015	7,078
Next 5 years	42,644

Plan assets consist of shares in investment trusts with approximately 66%, 31% and 3% of the underlying assets consisting of equity securities, fixed maturities and cash, respectively.  The Company manages the qualified plan investments for U.S. employees.  The assets in the plan consist of debt and equity mutual funds.  Due to the long term nature of the plan, the target asset allocation has historically been 70% equities and 30% bonds.

Index

The following table presents the fair value measurement levels for the qualified plan assets at fair value for the periods indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash	$356	$356	$-	$-
Short-term investments, which approximates fair value (a)	2,728	2,728	-	-
Mutual funds, fair value
Fixed income (b)	35,334	35,334	-	-
Equities (c)	65,793	65,793	-	-
Multi-strategy equity fund, fair value (d)	10,259	-	-	10,259
Total	$114,470	$104,211	$-	$10,259

(a)	This category includes high quality, short-term money market instruments, which are issued and payable in U.S. dollars.
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

The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs for fixed maturity investments, for the period indicated:

	Years Ended December 31,
(Dollars in thousands)	2010	2009
Assets:
Balance, beginning of period	$6,564	$-
Actual return on plan assets:
Relating to assets still held at the reporting date	1,776	564
Relating to assets sold during the period	7	-
Purchases, issuances and settlements	1,912	6,000
Transfers in and/or (out) of Level 3	-	-
Balance, end of period	$10,259	$6,564

The Company does not expect to make any contributions to the qualified plan in 2011.

Defined Contribution Plans.
The Company also maintains both qualified and non-qualified defined contribution plans (“Savings Plan” and “Non-Qualified Savings Plan”, respectively) covering U.S. employees.  Under the plans, the Company contributes up to a maximum 3% of the participants’ compensation based on the contribution percentage of the employee.  The Non-Qualified Savings Plan provides compensating savings plan benefits for participants whose benefits have been curtailed under the Savings Plan due to Internal Revenue Code limitations.  In addition, effective for new hires (and rehires) on or after April 1, 2010, the Company will contribute between 3% and 8% of an employee’s earnings for each payroll period based on the employee’s age.  These contributions will be 100% vested after three years.

Index

The following table presents the Company’s incurred expenses related to these plans for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2010	2009	2008
Incurred expenses	$1,801	$1,631	$1,396

In addition, the Company maintains several defined contribution pension plans covering non-U.S. employees.  Each non-U.S. office (Brazil, Canada, London, Belgium, Singapore, Ireland and Bermuda) maintains a separate plan for the non-U.S. employees working in that location.  The Company contributes various amounts based on salary, age and/or years of service.  The contributions as a percentage of salary for the branch offices range from 5.1% to 17.2%.  The contributions are generally used to purchase pension benefits from local insurance providers.  The following table presents the Company’s incurred expenses related to these plans for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2010	2009	2008
Incurred expenses	$995	$828	$687

Post-Retirement Plan.
The Company sponsors a Retiree Health Plan for employees employed prior to April 1, 2010.  This plan provides healthcare benefits for eligible retired employees (and their eligible dependants), who have elected coverage.  The Company anticipates that most covered employees will become eligible for these benefits if they retire while working for the Company.  The cost of these benefits is shared with the retiree.  The Company accrues the post-retirement benefit expense during the period of the employee’s service.

The following medical cost trend rates were used to determine net cost and benefit obligations:  a healthcare inflation rate for pre-Medicare claims of 8.1% in 2010 was assumed to decrease gradually to 4.5% in 2027 and then remain at that level; and a healthcare inflation rate for post-Medicare claims of 6.4% in 2010 was assumed to decrease gradually to 4.5% in 2027 then remain at that level.

Changes in the assumed healthcare cost trend can have a significant effect on the amounts reported for the healthcare plans.  A one percent change in the rate would have the following effects on:

	Percentage	Percentage
	Point Increase	Point Decrease
(Dollars in thousands)	($ Impact)	($ Impact)
a. Effect on total service and interest cost components	$406	$(321)
b. Effect on accumulated post-retirement benefit obligation	3,003	(2,426)

The following table presents the post-retirement benefit expenses for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2010	2009	2008
Post-retirement benefit expenses	$1,947	$1,769	$1,411

Index

The following table summarizes the status of this plan for the periods indicated:

	At December 31,
(Dollars in thousands)	2010	2009
Change in projected benefit obligation:
Benefit obligation at beginning of year	$14,919	$12,356
Service cost	1,017	902
Interest cost	849	780
Actuarial loss	412	1,213
Benefits paid	(443)	(332)
Benefit obligation at end of year	16,754	14,919

Change in plan assets:
Fair value of plan assets at beginning of year	-	-
Employer contributions	443	332
Benefits paid	(443)	(332)
Fair value of plan assets at end of year	-	-

Funded status at end of year	$(16,754)	$(14,919)

Amounts recognized in the consolidated balance sheets for the periods indicated:

	At December 31,
(Dollars in thousands)	2010	2009
Other liabilities (due within one year)	$(377)	$(323)
Other liabilities (due beyond one year)	(16,377)	(14,596)
Net amount recognized in the consolidated balance sheets	$(16,754)	$(14,919)

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss) for the periods indicated:

	At December 31,
(Dollars in thousands)	2010	2009
Accumulated income (loss)	$(3,692)	$(3,361)
Accumulated other comprehensive income (loss)	$(3,692)	$(3,361)

Other changes in other comprehensive income (loss) for the periods indicated are as follows:

	Years Ended December 31,
(Dollars in thousands)	2010	2009
Other comprehensive income (loss) at December 31, prior year	$(3,361)	$(2,234)
Net gain (loss) arising during period	(412)	(1,213)
Recognition of amortizations in net periodic benefit cost:
Actuarial loss (gain)	81	86
Other comprehensive income (loss) at December 31, current year	$(3,692)	$(3,361)

Index

Net periodic benefit cost included the following components for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2010	2009	2008
Service cost	$1,017	$902	$732
Interest cost	849	780	664
Net loss recognition	81	87	15
Net periodic cost	$1,947	$1,769	$1,411

Other changes recognized in other comprehensive income (loss):
Other comprehensive gain (loss) attributable to change from prior year	331	1,127

Total recognized in net periodic benefit cost and
other comprehensive income (loss)	$2,278	$2,896

The estimated transition obligation, actuarial loss and prior service cost that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year are $0.0 thousand, $145.1 thousand and $0.0 thousand, respectively.

The weighted average discount rates used to determine net periodic benefit cost for 2010, 2009 and 2008 were 6.10%, 6.25% and 6.55%, respectively.

The weighted average discount rates used to determine the actuarial present value of the projected benefit obligation at year end 2010, 2009 and 2008 were 5.60%, 6.10% and 6.25%, respectively.

The following table displays the expected benefit payments in the years indicated:

(Dollars in thousands)
2011	$377
2012	442
2013	532
2014	609
2015	751
Next 5 years	5,500

15.  DIVIDEND RESTRICTIONS AND STATUTORY FINANCIAL INFORMATION

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

Index

Under Irish corporate and regulatory law, Holdings Ireland and its subsidiaries are limited as to the dividends they can pay based on retained earnings and net income (loss) and/or capital and minimum solvency requirements.

Delaware law provides that an insurance company which is a member of an insurance holding company system and is domiciled in the state shall not pay dividends without giving prior notice to the Insurance Commissioner of Delaware and may not pay dividends without the approval of the Insurance Commissioner if the value of the proposed dividend, together with all other dividends and distributions made in the preceding twelve months, exceeds the greater of (1) 10% of statutory surplus or (2) net income, not including realized capital gains, each as reported in the prior year’s statutory annual statement.  In addition, no dividend may be paid in excess of unassigned earned surplus.  At December 31, 2010, Everest Re has $252,752 thousand available for payment of dividends in 2011 without the need for prior regulatory approval.

Statutory Financial Information.
Everest Re prepares its statutory financial statements in accordance with accounting practices prescribed or permitted by the National Association of Insurance Commissioners (“NAIC”) and the Delaware Insurance Department.  Prescribed statutory accounting practices are set forth in the NAIC Accounting Practices and Procedures Manual.  The capital and statutory surplus of Everest Re was $2,527,519 thousand and $2,789,740 thousand at December 31, 2010 and 2009, respectively.  The statutory net income of Everest Re was $218,452 thousand, $442,735 thousand and $74,398 thousand for the years ended December 31, 2010, 2009 and 2008, respectively.

Bermuda Re prepares its statutory financial statements in conformity with the accounting principles set forth in Bermuda in The Insurance Act 1978, amendments thereto and related regulations.  The statutory capital and surplus of Bermuda Re was $2,818,655 thousand and $2,572,527 thousand at December 31, 2010 and 2009, respectively.  The statutory net income of Bermuda Re was $391,862 thousand, $441,748 thousand and $42,343 thousand for the years ended December 31, 2010, 2009 and 2008, respectively.

16.  CONTINGENCIES

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

	At December 31,
(Dollars in thousands)	2010	2009
	$150,560	$152,340

Index

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

	At December 31,
(Dollars in thousands)	2010	2009
	$26,542	$24,568

17.  SHARE-BASED COMPENSATION PLANS

The Company has a 2010 Stock Incentive Plan (“2010 Employee Plan”), a 2002 Stock Incentive Plan (“2002 Employee Plan”), a 1995 Stock Incentive Plan (“1995 Employee Plan”), a 2009 Non-Employee Director Stock Option and Restricted Stock Plan (“2009 Director Plan”), a 2003 Non-Employee Director Equity Compensation Plan (“2003 Director Plan”) and a 1995 Stock Option Plan for Non-Employee Directors (“1995 Director Plan”).  In addition, the Company has awarded options to non-employee directors in Board actions in 2001, 2000 and 1999.

Under the 2010 Employee Plan, 4,000,000 common shares have been authorized to be granted as non-qualified share options, incentive share options, share appreciation rights or restricted share and share awards to officers and key employees of the Company.  At December 31, 2010, there were 3,994,143 remaining shares available to be granted under the 2010 Employee Plan.  The 2010 Employee Plan replaced the 2002 Employee Plan, which replaced the 1995 Employee Plan; therefore, no further awards will be granted under the 2002 Employee Plan or the 1995 Employee Plan.  Through December 31, 2010, only non-qualified share options and restricted share awards had been granted under the employee plans. Under the 2009 Director Plan, 37,439 common shares have been authorized to be granted as share options or restricted share awards to non-employee directors of the Company.  At December 31, 2010, there were 36,849 remaining shares available to be granted under the 2009 Director Plan.  The 2009 Director Plan replaced the 1995 Director Plan, which expired.  Under the 2003 Director Plan, 500,000 common shares have been authorized to be granted as share options or share awards to non-employee directors of the Company.  At December 31, 2010 there were 443,000 remaining shares available to be granted under the 2003 Director Plan.

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

Options and restricted shares granted under the 2010 Employee Plan, the 2002 Employee Plan and the 1995 Employee Plan vest at the earliest of 20% per year over five years or upon the expiration of any applicable employment agreement.  Options granted under the 1995 Director Plan vested at 50% per year over two years.  Options and restricted shares granted under the 2003 Director Plan generally vest at 33% per year over three years, unless an alternate vesting period is authorized by the Board. Options and restricted shares granted under the 2009 Director Plan will vest as provided in the award agreement. The 2001, 2000 and 1999 Board actions vest at 33% per year over three years.  All options are exercisable at fair market value of the stock at the date of grant and expire ten years after the date of grant.

Index

For share options and restricted shares granted under the 2010 Employee Plan, the 2002 Employee Plan, the 1995 Employee Plan, the 2009 Director Plan, the 2003 Director Plan and the 1995 Director Plan, share-based compensation expense recognized in the consolidated statements of operations and comprehensive income (loss) was $14,726 thousand, $13,296 thousand and $16,305 thousand for the years ended December 31, 2010, 2009 and 2008, respectively.  The corresponding income tax benefit recorded in the consolidated statements of operations and comprehensive income (loss) for share-based compensation was $4,391 thousand, $4,152 thousand and $3,613 thousand for the years ended December 31, 2010, 2009 and 2008, respectively.

For the year ended December 31, 2010, share-based compensation awards granted were 150,055 restricted shares and 384,890 options, granted on February 24, 2010, with a grant exercise price of $84.63, per share and a per option fair value of $22.06.  The fair value per option was calculated on the date of the grant using the Black-Scholes option valuation model.  The following assumptions were used in calculating the fair value of the options granted:

	Years Ended December 31,
	2010	2009	2008
Weighted-average volatility	26.82%	27.32%	25.90%
Weighted-average dividend yield	2.00%	2.00%	2.00%
Weighted-average expected term	6.74 years	6.63 years	6.44 years
Weighted-average risk-free rate	3.04%	2.13%	3.33%

In 2008, the Company adopted the required FASB accounting guidance that recognizes, as an increase to additional paid-in capital, a realized income tax benefit from dividends, charged to retained earnings and paid to employees on equity classified non-vested equity shares.  In addition, the amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards.  For the years ended December 31, 2010, 2009 and 2008, the Company recognized $124 thousand, $99 thousand and $40 thousand, respectively, of additional paid-in capital due to tax benefits from dividends on restricted shares.

A summary of the option activity under the Company’s shareholder approved and non-approved plans as of December 31, 2010, 2009 and 2008, and changes during the year then ended is presented in the following tables:

Compensation plans approved by shareholders:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
(Aggregate Intrinsic Value in thousands)		Exercise	Contractual	Intrinsic
Options	Shares	Price/Share	Term	Value
Outstanding at January 1, 2010	2,418,756	$79.86
Granted	384,890	84.63
Exercised	78,730	52.35
Forfeited/Cancelled/Expired	67,120	87.75
Outstanding at December 31, 2010	2,657,796	81.16	5.8	$22,309

Exercisable at December 31, 2010	1,479,176	79.33	3.9	$15,773

Index

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
(Aggregate Intrinsic Value in thousands)		Exercise	Contractual	Intrinsic
Options	Shares	Price/Share	Term	Value
Outstanding at January 1, 2009	1,967,626	$80.29
Granted	654,900	72.01
Exercised	138,170	43.55
Forfeited/Cancelled/Expired	65,600	91.06
Outstanding at December 31, 2009	2,418,756	79.86	6.2	$26,186

Exercisable at December 31, 2009	1,251,276	75.78	4.2	$17,304

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
(Aggregate Intrinsic Value in thousands)		Exercise	Contractual	Intrinsic
Options	Shares	Price/Share	Term	Value
Outstanding at January 1, 2008	1,792,126	$73.94
Granted	379,106	99.67
Exercised	141,300	46.07
Forfeited/Cancelled/Expired	62,306	93.19
Outstanding at December 31, 2008	1,967,626	80.29	5.9	$14,072

Exercisable at December 31, 2008	1,153,826	68.55	4.3	$13,927

Compensation plans not approved by shareholders:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
(Aggregate Intrinsic Value in thousands)		Exercise	Contractual	Intrinsic
Options	Shares	Price/Share	Term	Value
Outstanding at January 1, 2010	37,500	$43.48
Granted	-	-
Exercised	17,500	38.30
Forfeited/Cancelled/Expired	-	-
Outstanding at December 31, 2010	20,000	48.01	0.7	$742

Exercisable at December 31, 2010	20,000	48.01	0.7	$742

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
(Aggregate Intrinsic Value in thousands)		Exercise	Contractual	Intrinsic
Options	Shares	Price/Share	Term	Value
Outstanding at January 1, 2009	83,000	$37.09
Granted	-	-
Exercised	45,500	31.83
Forfeited/Cancelled/Expired	-	-
Outstanding at December 31, 2009	37,500	43.48	1.4	$1,592

Exercisable at December 31, 2009	37,500	43.48	1.4	$1,592

Index

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
(Aggregate Intrinsic Value in thousands)		Exercise	Contractual	Intrinsic
Options	Shares	Price/Share	Term	Value
Outstanding at January 1, 2008	89,500	$36.62
Granted	-	-
Exercised	6,500	30.63
Forfeited/Cancelled/Expired	-	-
Outstanding at December 31, 2008	83,000	37.09	1.8	$3,286

Exercisable at December 31, 2008	83,000	37.09	1.8	$3,286

The weighted-average grant-date fair value of options granted during the years 2010, 2009 and 2008 was $22.06, $17.54 and $25.42 per share, respectively.  The aggregate intrinsic value (market price less exercise price) of options exercised during the years ended December 31, 2010, 2009 and 2008 was $3,305 thousand, $7,547 thousand and $6,352 thousand, respectively.  The cash received from the exercised share options for the year ended December 31, 2010 was $4,792 thousand.  The tax benefit realized from the options exercised for the year ended December 31, 2010 was $629 thousand.

The following table summarizes information about share options outstanding for the period indicated:

	At December 31, 2010
	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
	Number	Remaining	Average	Number	Average
Range of	Outstanding	Contractual	Exercise	Exercisable	Exercise
Exercise Prices	at 12/31/10	Life	Price	at 12/31/10	Price
$42.5101 - $53.1375	62,000	0.7	$48.01	62,000	$48.01
$53.1376 - $63.7650	156,700	1.7	55.60	156,700	55.60
$63.7651 - $74.3925	1,168,106	5.2	71.49	695,946	71.36
$74.3926 - $85.0200	377,890	9.1	84.63	4,000	84.63
$85.0201 - $95.6475	259,650	4.8	94.65	246,250	95.13
$95.6476 - $106.2750	653,450	6.5	99.36	334,280	99.29
	2,677,796	5.7	80.92	1,499,176	78.91

The following table summarizes the status of the Company’s non-vested shares and changes for the periods indicated:

	Years Ended December 31,
	2010		2009		2008
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
Restricted (non-vested) Shares	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Outstanding at January 1,	200,446	$82.45	139,662	$96.39	188,590	$92.85
Granted	150,055	84.66	131,700	73.25	113,182	96.94
Vested	58,376	86.62	39,216	95.83	150,810	92.33
Forfeited	42,000	74.79	31,700	89.06	11,300	97.01
Outstanding at December 31,	250,125	84.09	200,446	82.45	139,662	96.39

Index

As of December 31, 2010, there was $16,224 thousand of total unrecognized compensation cost related to non-vested share-based compensation expense.  That cost is expected to be recognized over a weighted-average period of 3.2 years.  The total fair value of shares vested during the years ended December 31, 2010, 2009 and 2008, was $5,057 thousand, $3,758 thousand and $13,924 thousand, respectively.  The tax benefit realized from the shares vested for the year ended December 31, 2010 was $1,390 thousand.

In addition to the 2010 Employee Plan, the 2002 Employee Plan, the 1995 Employee Plan, the 2009 Director Plan, the 2003 Director Plan and the 1995 Director Plan, Group did not issue any common shares in 2010; Group issued 488 common shares in 2009 and 1,893 common shares in 2008 to the Company’s non-employee directors as compensation for their service as directors.  These issuances had aggregate values of approximately $0, $37,400 and $168,000, respectively.

Since its 1995 initial public offering, the Company has issued to certain key employees of the Company 764,937 restricted common shares, of which 125,660 restricted shares have been cancelled. The Company has issued to non-employee directors of the Company 44,500 restricted common shares, of which no restricted shares have been cancelled.  The Company acquired 4,531, 12,489 and 69,093 common shares at a cost of $397 thousand, $1,039 thousand and $6,187 thousand in 2010, 2009 and 2008, respectively, from employees who chose to pay required withholding taxes with shares exercised or restricted shares vested. The Company acquired 7,281 common shares at a cost of $618 thousand in 2010 from employees who chose to pay the option grant price with shares.

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

19.  SEGMENT REPORTING

The Company, through its subsidiaries, operates in five segments:  U.S. Reinsurance, U.S. Insurance, Specialty Underwriting, International and Bermuda.  The U.S. Reinsurance operation writes property and casualty reinsurance, on both a treaty and facultative basis, through reinsurance brokers, as well as directly with ceding companies within the U.S.  The U.S. Insurance operation writes property and casualty insurance primarily through general agents, brokers and surplus lines brokers within the U.S.  The Specialty Underwriting operation writes accident and health (“A&H”), marine, aviation and surety business within the U.S. and worldwide through brokers and directly with ceding companies.  The International operation writes non-U.S. property and casualty reinsurance through Everest Re’s branches in Canada and Singapore and offices in Brazil, Miami and New Jersey. The Bermuda operation provides reinsurance and insurance to worldwide property and casualty markets and reinsurance to life insurers through brokers and directly with ceding companies from its Bermuda office and reinsurance to the United Kingdom and European markets through its UK branch and the Company’s Ireland subsidiary.

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

Index

The Company does not maintain separate balance sheet data for its operating segments.  Accordingly, the Company does not review and evaluate the financial results of its operating segments based upon balance sheet data.

The following tables present the underwriting results for the operating segments for the periods indicated:

U.S. Reinsurance	Years Ended December 31,
(Dollars in thousands)	2010	2009	2008
Gross written premiums	$1,143,696	$1,172,304	$957,900
Net written premiums	1,145,158	1,167,222	948,798

Premiums earned	$1,129,327	$1,150,336	$1,050,340
Incurred losses and LAE	706,314	574,757	798,165
Commission and brokerage	284,584	272,165	273,330
Other underwriting expenses	33,940	36,181	32,180
Underwriting gain (loss)	$104,489	$267,233	$(53,335)

U.S. Insurance	Years Ended December 31,
(Dollars in thousands)	2010	2009	2008
Gross written premiums	$850,661	$842,564	$771,798
Net written premiums	605,591	656,178	616,957

Premiums earned	$626,398	$671,119	$705,522
Incurred losses and LAE	527,455	538,626	549,854
Commission and brokerage	118,149	124,388	146,728
Other underwriting expenses	69,676	74,627	64,324
Underwriting gain (loss)	$(88,882)	$(66,522)	$(55,384)

Specialty Underwriting	Years Ended December 31,
(Dollars in thousands)	2010	2009	2008
Gross written premiums	$266,447	$234,774	$260,422
Net written premiums	262,189	229,960	254,219

Premiums earned	$272,334	$234,537	$251,778
Incurred losses and LAE	203,922	163,377	165,869
Commission and brokerage	69,611	72,572	70,824
Other underwriting expenses	8,570	8,719	8,055
Underwriting gain (loss)	$(9,769)	$(10,131)	$7,030

International	Years Ended December 31,
(Dollars in thousands)	2010	2009	2008
Gross written premiums	$1,206,953	$1,084,476	$904,668
Net written premiums	1,199,594	1,081,337	902,137

Premiums earned	$1,168,130	$1,053,538	$885,456
Incurred losses and LAE	1,050,079	613,251	504,814
Commission and brokerage	288,423	267,121	230,920
Other underwriting expenses	27,646	23,083	19,780
Underwriting gain (loss)	$(198,018)	$150,083	$129,942

Index

Bermuda	Years Ended December 31,
(Dollars in thousands)	2010	2009	2008
Gross written premiums	$732,962	$794,837	$783,351
Net written premiums	733,046	795,064	783,102

Premiums earned	$738,436	$784,568	$801,205
Incurred losses and LAE	457,942	484,047	420,270
Commission and brokerage	171,088	192,087	208,892
Other underwriting expenses	26,426	24,568	24,199
Underwriting gain (loss)	$82,980	$83,866	$147,844

The following table reconciles the underwriting results for the operating segments to income before taxes as reported in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2010	2009	2008
Underwriting gain (loss)	$(109,200)	$424,529	$176,097
Net investment income	653,463	547,793	565,887
Net realized capital gains (losses)	101,911	(2,312)	(695,830)
Realized gain on debt repurchase	-	78,271	-
Net derivative gain (loss)	(1,119)	3,204	(20,900)
Corporate expenses	(14,914)	(17,607)	(13,811)
Interest, fee and bond issue cost amortization expense	(55,830)	(72,081)	(79,171)
Other income (expense)	16,927	(22,476)	(15,879)
Income (loss) before taxes	$591,238	$939,321	$(83,607)

The Company produces business in the U.S., Bermuda and internationally.  The net income deriving from and assets residing in the individual foreign countries in which the Company writes business are not identifiable in the Company’s financial records.  Based on gross written premium, the table below presents the largest country, other than the U.S., in which the Company writes business, for the period indicated:

	Years Ended December 31,
(Dollars in thousands)	2010	2009	2008
United Kingdom	$498,437	$497,595	$425,753

Approximately 22.3%, 22.4% and 21.2% of the Company’s gross written premiums in 2010, 2009 and 2008, respectively, were sourced through the Company’s largest intermediary.

20.  SUBSEQUENT EVENTS

At the end of 2010 and into January 2011, there were significant floods in Northeastern Australia.  The Company currently estimates the pre-tax losses impacting the first quarter 2011 financial statements to be $45,000 thousand.  In addition, on February 22, 2011, there was an earthquake in New Zealand.  Due to the recentness of this event, the Company is unable to estimate the amount of losses at this time.  However, the Company anticipates that this earthquake will adversely impact first quarter 2011 financial statements.

Index

21.  UNAUDITED QUARTERLY FINANCIAL DATA

Summarized quarterly financial data for the periods indicated:

	2010
(Dollars in thousands, except per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Operating data:
Gross written premiums	$1,021,019	$1,013,509	$1,163,591	$1,002,600
Net written premiums	969,253	948,970	1,085,225	942,130

Premiums earned	927,302	989,899	997,265	1,020,159
Net investment income	161,499	165,731	141,368	184,865
Net realized capital gains (losses)	72,718	(41,693)	38,295	32,591
Total claims and underwriting expenses	1,158,462	922,188	956,597	1,006,578
Net income (loss)	(22,652)	156,673	174,200	302,533

Earnings per common share:
Basic	$(0.38)	$2.70	$3.12	$5.53
Diluted	$(0.38)	$2.70	$3.11	$5.51

	2009
(Dollars in thousands, except per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Operating data:
Gross written premiums	$997,785	$973,821	$1,128,840	$1,028,509
Net written premiums	970,746	926,746	1,057,254	975,015

Premiums earned	932,290	956,908	975,380	1,029,520
Net investment income	68,754	167,209	165,387	146,443
Net realized capital gains (losses)	(65,137)	23,462	31,063	8,300
Total claims and underwriting expenses	832,298	836,969	861,008	939,294
Net income (loss)	108,556	272,588	228,618	197,227

Earnings per common share:
Basic	$1.77	$4.44	$3.76	$3.29
Diluted	$1.76	$4.43	$3.75	$3.28

Index

SCHEDULE I — SUMMARY OF INVESTMENTS —
OTHER THAN INVESTMENTS IN RELATED PARTIES
December 31, 2010

Column A	Column B	Column C	Column D
			Amount
			Shown in
		Market	Balance
(Dollars in thousands)	Cost	Value	Sheet
Fixed maturities-available for sale
Bonds:
U.S. government and government agencies	$394,690	$401,807	$401,807
State, municipalities and political subdivisions	2,809,514	2,901,505	2,901,505
Foreign government securities	1,589,227	1,643,157	1,643,157
Foreign corporate securities	1,670,646	1,710,311	1,710,311
Public utilities	296,113	317,089	317,089
All other corporate bonds	2,811,296	2,952,755	2,952,755
Mortgage - backed securities:
Commercial	324,922	337,219	337,219
Agency residential	2,018,384	2,093,282	2,093,282
Non-agency residential	76,259	75,741	75,741
Redeemable preferred stock	20,285	17,603	17,603
Total fixed maturities-available for sale	12,011,336	12,450,469	12,450,469
Fixed maturities - available for sale at fair value (1)	168,928	180,482	180,482
Equity securities - available for sale at market value	363,283	363,736	363,736
Equity securities - available for sale at fair value (1)	650,140	721,449	721,449
Short-term investments	785,279	785,279	785,279
Other invested assets	603,681	605,196	605,196
Cash	258,408	258,408	258,408

Total investments and cash	$14,841,055	$15,365,019	$15,365,019

(1) Original cost does not reflect fair value adjustments, which have been realized through the statements of operations and comprehensive income (loss).

Index

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED BALANCE SHEETS

	December 31,
(Dollars and share amounts in thousands, except par value per share)	2010	2009

ASSETS:
Fixed maturities - available for sale, at market value	$76,992	$-
(amortized cost: 2010, $76,168; 2009, $0)
Short-term investments	72,550	77,324
Cash	49	246
Investment in subsidiaries, at equity in the underlying net assets	6,134,331	6,021,999
Accrued investment income	579	-
Receivable from subsidiaries	762	890
Other assets	5	3,359
TOTAL ASSETS	$6,285,268	$6,103,818

LIABILITIES:
Due to subsidiaries	$688	$1,107
Other liabilities	1,063	989
Total liabilities	1,751	2,096

SHAREHOLDERS' EQUITY:
Preferred shares, par value: $0.01; 50,000 shares authorized;
no shares issued and outstanding	-	-
Common shares, par value: $0.01; 200,000 shares authorized;
(2010) 66,017 and (2009) 65,841 issued	660	658
Additional paid-in capital	1,863,031	1,845,181
Accumulated other comprehensive income (loss), net of deferred income
tax expense (benefit) of $102,868 at 2010 and $101,014 at 2009	332,258	272,038
Treasury shares, at cost; 11,589 shares (2010) and 6,523 shares (2009)	(981,480)	(582,926)
Retained earnings (deficit)	5,069,048	4,566,771
Total shareholders' equity	6,283,517	6,101,722
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$6,285,268	$6,103,818

See notes to consolidated financial statements.

Index

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2010	2009	2008
(Dollars in thousands)
REVENUES:
Net investment income	$1,125	$2,625	$13,776
Net realized capital gains (losses)	7	(15,142)	(5,516)
Other income (expense)	(385)	(406)	(303)
Net income (loss) of subsidiaries	618,906	829,335	(18,662)
Total revenues	619,653	816,412	(10,705)

EXPENSES:
Other expenses	8,899	9,423	8,053
Total expenses	8,899	9,423	8,053

INCOME (LOSS) BEFORE TAXES	610,754	806,988	(18,758)
Income tax expense (benefit)	-	-	-

NET INCOME (LOSS)	$610,754	$806,988	$(18,758)

See notes to consolidated financial statements.

Index

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(Dollars in thousands)	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$610,754	$806,988	$(18,758)
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in retained (earnings) deficit of subsidiaries	(618,906)	(829,335)	18,662
Dividends received from subsidiaries	215,000	350,000	120,000
Change in other assets and liabilities, net	2,849	(1,619)	(498)
Increase (decrease) in due to/from affiliates	(291)	750	(1,450)
Amortization of bond premium (accrual of bond discount)	733	80	458
Realized capital losses (gains)	(7)	15,142	5,516
Non-cash compensation expense	813	641	581
Net cash provided by (used in) operating activities	210,945	342,647	124,511

CASH FLOWS FROM INVESTING ACTIVITIES:
Additional investment in subsidiaries	(28,619)	(287,114)	(24,643)
Proceeds from fixed maturities matured/called - available for sale, at market value	4,211	3,672	21,043
Proceeds from fixed maturities sold - available for sale, at market value	7	227,298	20
Proceeds from equity securities sold - available for sale, at fair value	-	-	-
Cost of fixed maturities acquired - available for sale, at market value	(81,113)	(20,577)	(62,803)
Cost of equity securities acquired - available for sale, at market value	-	-	-
Net change in short-term investments	4,774	(4,621)	42,159
Net change in unsettled securities transactions	-	-	-
Net cash provided by (used in) investing activities	(100,740)	(81,342)	(24,224)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares issued during the period, net	17,038	19,990	18,116
Purchase of treasury shares	(18,963)	(164,757)	-
Dividends paid to shareholders	(108,477)	(116,856)	(118,616)
Net cash provided by (used in) financing activities	(110,402)	(261,623)	(100,500)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	-	-	-

Net increase (decrease) in cash	(197)	(318)	(213)
Cash, beginning of period	246	564	777
Cash, end of period	$49	$246	$564

Non-cash transaction:
Purchase of treasury shares by subsidiary	$379,591	$25,840	$150,745

See notes to consolidated financial statements.

Index

SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J
		Reserve				Incurred
Geographic Area		for Losses				Loss and	Amortization
	Deferred	and Loss	Unearned		Net	Loss	of Deferred	Other	Net
	Acquisition	Adjustment	Premium	Premiums	Investment	Adjustment	Acquisition	Operating	Written
(Dollars in thousands)	Costs	Expenses	Reserves	Earned	Income	Expenses	Costs	Expenses	Premium
December 31, 2010
Domestic	$258,688	$5,944,708	$998,755	$2,028,059	$307,274	$1,437,691	$472,344	$112,186	$2,012,938
International	79,385	1,665,932	288,721	1,168,130	44,088	1,050,079	288,423	27,646	1,199,594
Bermuda	45,696	1,729,543	167,743	738,436	302,101	457,942	171,088	26,426	733,046
Total	$383,769	$9,340,183	$1,455,219	$3,934,625	$653,463	$2,945,712	$931,855	$166,258	$3,945,578

December 31, 2009
Domestic	$249,833	$5,952,679	$988,901	$2,055,992	$224,468	$1,276,760	$469,125	$119,527	$2,053,360
International	68,561	1,305,798	250,419	1,053,538	37,681	613,251	267,121	23,083	1,081,337
Bermuda	43,952	1,679,381	176,082	784,568	285,644	484,047	192,087	24,568	795,064
Total	$362,346	$8,937,858	$1,415,402	$3,894,098	$547,793	$2,374,058	$928,333	$167,178	$3,929,761

December 31, 2008
Domestic	$252,792	$6,279,851	$962,883	$2,007,640	$323,421	$1,513,888	$490,882	$104,559	$1,819,974
International	59,325	1,098,480	213,950	885,456	39,156	504,814	230,920	19,780	902,137
Bermuda	42,875	1,462,329	158,678	801,205	203,310	420,270	208,892	24,199	783,102
Total	$354,992	$8,840,660	$1,335,511	$3,694,301	$565,887	$2,438,972	$930,694	$148,538	$3,505,213

Index

SCHEDULE IV — REINSURANCE

Column A	Column B	Column C	Column D	Column E	Column F
		Ceded to	Assumed
	Gross	Other	from Other	Net	Assumed
(Dollars in thousands)	Amount	Companies	Companies	Amount	to Net

December 31, 2010
Total property and liability insurance
premiums earned	$823,811	$230,163	$3,340,977	$3,934,625	84.9%

December 31, 2009
Total property and liability insurance
premiums earned	$808,793	$170,544	$3,255,849	$3,894,098	83.6%

December 31, 2008
Total property and liability insurance
premiums earned	$844,365	$181,785	$3,031,721	$3,694,301	82.1%