Form 10-Q
period 2011-03-31
EVEREST RE GROUP LTD
filed 2011-05-10
CIK 1095073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2011	Commission file number: 1-15731

EVEREST RE GROUP, LTD.
(Exact name of registrant as specified in its charter)

Bermuda	98-0365432
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

Large accelerated filer	X	Accelerated filer
Non-accelerated filer		Smaller reporting company
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Class	At May 1, 2011
Common Shares, $0.01 par value	54,288,571

EVEREST RE GROUP, LTD

Form 10-Q

Page
PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

PART I

ITEM 1.  FINANCIAL STATEMENTS

EVEREST RE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Dollars and share amounts in thousands, except par value per share)	2011	2010
	(unaudited)
ASSETS:
Fixed maturities - available for sale, at market value	$12,442,887	$12,450,469
(amortized cost: 2011, $12,039,137; 2010, $12,011,336)
Fixed maturities - available for sale, at fair value	143,708	180,482
Equity securities - available for sale, at market value (cost: 2011, $423,956; 2010, $363,283)	423,789	363,736
Equity securities - available for sale, at fair value	835,322	721,449
Short-term investments	653,605	785,279
Other invested assets (cost: 2011, $579,409; 2010, $603,681)	582,359	605,196
Cash	284,147	258,408
Total investments and cash	15,365,817	15,365,019
Accrued investment income	137,754	148,990
Premiums receivable	969,644	844,832
Reinsurance receivables	688,602	684,718
Funds held by reinsureds	371,497	379,616
Deferred acquisition costs	372,870	383,769
Prepaid reinsurance premiums	117,464	133,007
Deferred tax asset	134,572	149,101
Federal income taxes recoverable	207,082	147,988
Other assets	427,132	170,931
TOTAL ASSETS	$18,792,434	$18,407,971

LIABILITIES:
Reserve for losses and loss adjustment expenses	$9,969,189	$9,340,183
Future policy benefit reserve	62,785	63,002
Unearned premium reserve	1,453,362	1,455,219
Funds held under reinsurance treaties	101,245	99,213
Commission reserves	42,196	45,936
Other net payable to reinsurers	26,818	47,519
Revolving credit borrowings	40,000	50,000
5.4% Senior notes due 10/15/2014	249,824	249,812
6.6% Long term notes due 5/1/2067	238,352	238,351
Junior subordinated debt securities payable	329,897	329,897
Accrued interest on debt and borrowings	12,103	4,793
Equity index put option liability	50,943	58,467
Other liabilities	301,550	142,062
Total liabilities	12,878,264	12,124,454

Commitments and contingencies (Note 8)

SHAREHOLDERS' EQUITY:
Preferred shares, par value: $0.01; 50,000 shares authorized;
no shares issued and outstanding	-	-
Common shares, par value: $0.01; 200,000 shares authorized; (2011) 66,241
and (2010) 66,017 outstanding before treasury shares	662	660
Additional paid-in capital	1,868,153	1,863,031
Accumulated other comprehensive income (loss), net of deferred income tax expense
(benefit) of $98,757 at 2011 and $102,868 at 2010	337,337	332,258
Treasury shares, at cost; 12,017 shares (2011) and 11,589 shares (2010)	(1,019,091)	(981,480)
Retained earnings	4,727,109	5,069,048
Total shareholders' equity	5,914,170	6,283,517
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$18,792,434	$18,407,971

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
	March 31,
(Dollars in thousands, except per share amounts)	2011	2010
	(unaudited)
REVENUES:
Premiums earned	$1,011,446	$927,302
Net investment income	178,705	161,499
Net realized capital gains (losses):
Other-than-temporary impairments on fixed maturity securities	(14,767)	-
Other-than-temporary impairments on fixed maturity securities
transferred to other comprehensive income (loss)	-	-
Other net realized capital gains (losses)	26,923	72,718
Total net realized capital gains (losses)	12,156	72,718
Net derivative gain (loss)	7,525	3,054
Other income (expense)	(3,387)	5,339
Total revenues	1,206,445	1,169,912

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	1,249,776	906,856
Commission, brokerage, taxes and fees	236,457	212,662
Other underwriting expenses	44,956	38,944
Corporate expenses	3,928	4,575
Interest, fees and bond issue cost amortization expense	12,998	16,642
Total claims and expenses	1,548,115	1,179,679

INCOME (LOSS) BEFORE TAXES	(341,670)	(9,767)
Income tax expense (benefit)	(25,776)	12,885

NET INCOME (LOSS)	$(315,894)	$(22,652)
Other comprehensive income (loss), net of tax	5,079	28,939

COMPREHENSIVE INCOME (LOSS)	$(310,815)	$6,287

EARNINGS PER COMMON SHARE:
Basic	$(5.81)	$(0.38)
Diluted	(5.81)	(0.38)
Dividends declared	0.48	0.48

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY

	Three Months Ended
	March 31,
(Dollars in thousands, except share and dividends per share amounts)	2011	2010
	(unaudited)
COMMON SHARES (shares outstanding):
Balance, beginning of period	54,428,168	59,317,741
Issued during the period, net	224,303	167,039
Treasury shares acquired	(428,038)	(562,306)
Balance, end of period	54,224,433	58,922,474

COMMON SHARES (par value):
Balance, beginning of period	$660	$658
Issued during the period, net	2	2
Balance, end of period	662	660

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	1,863,031	1,845,181
Share-based compensation plans	5,122	4,260
Balance, end of period	1,868,153	1,849,441

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS),
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	332,258	272,038
Net increase (decrease) during the period	5,079	28,939
Balance, end of period	337,337	300,977

RETAINED EARNINGS:
Balance, beginning of period	5,069,048	4,566,771
Net income (loss)	(315,894)	(22,652)
Dividends declared ($0.48 per share in 2011 and 2010)	(26,045)	(28,284)
Balance, end of period	4,727,109	4,515,835

TREASURY SHARES AT COST:
Balance, beginning of period	(981,480)	(582,926)
Purchase of treasury shares	(37,611)	(47,032)
Balance, end of period	(1,019,091)	(629,958)

TOTAL SHAREHOLDERS' EQUITY, END OF PERIOD	$5,914,170	$6,036,955

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
(Dollars in thousands)	2011	2010
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(315,894)	$(22,652)
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable	(118,423)	(7,759)
Decrease (increase) in funds held by reinsureds, net	16,843	(2,429)
Decrease (increase) in reinsurance receivables	17,218	(33,144)
Decrease (increase) in deferred tax asset	19,240	6,789
Decrease (increase) in prepaid reinsurance premiums	17,027	410
Increase (decrease) in reserve for losses and loss adjustment expenses	546,447	418,945
Increase (decrease) in future policy benefit reserve	(218)	(135)
Increase (decrease) in unearned premiums	(7,131)	41,598
Change in equity adjustments in limited partnerships	(36,305)	(16,164)
Change in other assets and liabilities, net	45,248	(55,877)
Non-cash compensation expense	3,446	3,541
Amortization of bond premium (accrual of bond discount)	12,752	10,885
Amortization of underwriting discount on senior notes	12	42
Net realized capital (gains) losses	(12,156)	(72,718)
Net cash provided by (used in) operating activities	188,106	271,332

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale, at market value	438,264	413,390
Proceeds from fixed maturities matured/called - available for sale, at fair value	6,900	-
Proceeds from fixed maturities sold - available for sale, at market value	530,910	484,522
Proceeds from fixed maturities sold - available for sale, at fair value	32,952	2,497
Proceeds from equity securities sold - available for sale, at market value	27,096	-
Proceeds from equity securities sold - available for sale, at fair value	56,667	21,342
Distributions from other invested assets	86,559	10,730
Cost of fixed maturities acquired - available for sale, at market value	(954,632)	(1,023,499)
Cost of fixed maturities acquired - available for sale, at fair value	(8,076)	(14,194)
Cost of equity securities acquired - available for sale, at market value	(87,128)	-
Cost of equity securities acquired - available for sale, at fair value	(128,642)	(42,322)
Cost of other invested assets acquired	(24,558)	(27,044)
Cost of businesses acquired	(63,100)	-
Net change in short-term investments	132,939	82,019
Net change in unsettled securities transactions	(127,860)	47,298
Net cash provided by (used in) investing activities	(81,709)	(45,261)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares issued during the period, net	1,678	721
Purchase of treasury shares	(37,611)	(47,032)
Revolving credit borrowings	(10,000)	-
Net cost of senior notes maturing	-	(200,000)
Dividends paid to shareholders	(26,045)	(28,284)
Net cash provided by (used in) financing activities	(71,978)	(274,595)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(8,680)	15,085

Net increase (decrease) in cash	25,739	(33,439)
Cash, beginning of period	258,408	247,598
Cash, end of period	$284,147	$214,159

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid (recovered)	$11,924	$12,759
Interest paid	5,519	14,201

Non-cash transaction:
Net assets acquired and liabilities assumed from business acquisitions	19,130	-

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended March 31, 2011 and 2010

1.  GENERAL

Everest Re Group, Ltd. (“Group”), a Bermuda company, through its subsidiaries, principally provides reinsurance and insurance in the U.S., Bermuda and international markets.  As used in this document, “Company” means Group and its subsidiaries.  On December 30, 2008, Group contributed Everest Reinsurance Holdings, Inc. and its subsidiaries (“Holdings”) to its Irish holding company, Everest Underwriting Group (Ireland), Limited (“Holdings Ireland”).

2.  BASIS OF PRESENTATION

The unaudited consolidated financial statements of the Company for the three months ended March 31, 2011 and 2010 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis.  Certain financial information, which is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), has been omitted since it is not required for interim reporting purposes. The December 31, 2010 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  The results for the three months ended March 31, 2011 and 2010 are not necessarily indicative of the results for a full year.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2010, 2009 and 2008 included in the Company’s most recent Form 10-K filing.

All intercompany accounts and transactions have been eliminated.

Application of Recently Issued Accounting Standard Changes.

Financial Accounting Standards Board Launched Accounting Codification.  In June 2009, Financial Accounting Standards Board (“FASB”) issued authoritative guidance establishing the FASB Accounting Standards CodificationTM (“Codification”) as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by non-governmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative.

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

Other-Than-Temporary Impairments on Investment Securities.  In April 2009, the FASB revised the authoritative guidance for the recognition and presentation of other-than-temporary impairments. This new guidance amends the recognition guidance for other-than-temporary impairments of debt securities and expands the financial statement disclosures for other-than-temporary impairments on debt and equity securities. For available for sale debt securities that the Company has no intent to sell and more likely than not will not be required to sell prior to recovery, only the credit loss component of the impairment would be recognized in earnings, while the rest of the fair value loss would be recognized in accumulated other comprehensive income (loss).  The Company adopted this guidance effective April 1, 2009.  Upon adoption the Company recognized a cumulative-effect adjustment increase in retained earnings and decrease in accumulated other comprehensive income (loss) as follows:

(Dollars in thousands)
Cumulative-effect adjustment, gross	$65,658
Tax	(8,346)
Cumulative-effect adjustment, net	$57,312

3.  INVESTMENTS

The amortized cost, market value and gross unrealized appreciation and depreciation of available for sale, fixed maturity and equity security investments, carried at market value, are as follows for the periods indicated:

	At March 31, 2011
	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$310,889	$9,868	$(3,518)	$317,239
Obligations of U.S. states and political subdivisions	2,402,357	94,023	(16,195)	2,480,185
Corporate securities	3,071,369	165,858	(17,937)	3,219,290
Asset-backed securities	200,003	6,664	(238)	206,429
Mortgage-backed securities
Commercial	306,979	18,659	(2,399)	323,239
Agency residential	1,977,406	70,689	(2,310)	2,045,785
Non-agency residential	71,025	1,212	(500)	71,737
Foreign government securities	1,756,192	70,507	(24,994)	1,801,705
Foreign corporate securities	1,942,917	67,026	(32,665)	1,977,278
Total fixed maturity securities	$12,039,137	$504,506	$(100,756)	$12,442,887
Equity securities	$423,956	$3,595	$(3,762)	$423,789

	At December 31, 2010
	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$394,690	$12,772	$(5,655)	$401,807
Obligations of U.S. states and political subdivisions	2,809,514	116,920	(24,929)	2,901,505
Corporate securities	2,916,977	168,687	(16,518)	3,069,146
Asset-backed securities	210,717	7,799	(215)	218,301
Mortgage-backed securities
Commercial	324,922	17,751	(5,454)	337,219
Agency residential	2,018,384	76,367	(1,469)	2,093,282
Non-agency residential	76,259	1,205	(1,723)	75,741
Foreign government securities	1,584,355	79,661	(25,668)	1,638,348
Foreign corporate securities	1,675,518	71,268	(31,666)	1,715,120
Total fixed maturity securities	$12,011,336	$552,430	$(113,297)	$12,450,469
Equity securities	$363,283	$3,039	$(2,586)	$363,736

In accordance with FASB guidance, the Company reclassified the non-credit portion of other-than-temporary impairments from retained earnings into accumulated other comprehensive income (loss), on April 1, 2009.  The table below presents the pre-tax cumulative unrealized appreciation (depreciation) on those corporate securities, for the periods indicated:

(Dollars in thousands)	At March 31, 2011	At December 31, 2010
Pre-tax cumulative unrealized appreciation (depreciation)	$2,907	$1,743

The amortized cost and market value of fixed maturity securities are shown in the following table by contractual maturity.  Mortgage-backed securities are generally more likely to be prepaid than other fixed maturity securities. As the stated maturity of such securities may not be indicative of actual maturities, the totals for mortgage-backed and asset-backed securities are shown separately.

	At March 31, 2011		At December 31, 2010
	Amortized	Market	Amortized	Market
(Dollars in thousands)	Cost	Value	Cost	Value
Fixed maturity securities – available for sale
Due in one year or less	$517,203	$527,412	$572,985	$580,528
Due after one year through five years	4,247,066	4,383,766	3,911,482	4,057,230
Due after five years through ten years	2,578,707	2,677,854	2,564,948	2,686,005
Due after ten years	2,140,748	2,206,665	2,331,639	2,402,163
Asset-backed securities	200,003	206,429	210,717	218,301
Mortgage-backed securities
Commercial	306,979	323,239	324,922	337,219
Agency residential	1,977,406	2,045,785	2,018,384	2,093,282
Non-agency residential	71,025	71,737	76,259	75,741
Total fixed maturity securities	$12,039,137	$12,442,887	$12,011,336	$12,450,469

The changes in net unrealized appreciation (depreciation) for the Company’s investments are derived from the following sources for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2011	2010
Increase (decrease) during the period between the market value and cost of investments carried at market value, and deferred taxes thereon:
Fixed maturity securities	$(35,382)	$23,250
Equity securities	(620)	300
Other invested assets	1,435	514
Change in unrealized appreciation (depreciation), pre-tax	(34,567)	24,064
Deferred tax benefit (expense)	10,078	10,508
Change in unrealized appreciation (depreciation),
net of deferred taxes, included in shareholders’ equity	$(24,489)	$34,572

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

The tables below display the aggregate market value and gross unrealized depreciation of fixed maturity and equity securities, by security type and contractual maturity, in each case subdivided according to length of time that individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at March 31, 2011 By Security Type
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$45,212	$(3,037)	$3,366	$(481)	$48,578	$(3,518)
Obligations of U.S. states and political subdivisions	256,186	(7,613)	86,114	(8,582)	342,300	(16,195)
Corporate securities	284,647	(7,031)	114,804	(10,906)	399,451	(17,937)
Asset-backed securities	7,898	(98)	2,029	(140)	9,927	(238)
Mortgage-backed securities
Commercial	1,910	(101)	39,953	(2,298)	41,863	(2,399)
Agency residential	277,750	(2,047)	11,649	(263)	289,399	(2,310)
Non-agency residential	-	-	8,712	(500)	8,712	(500)
Foreign government securities	341,138	(9,195)	220,674	(15,799)	561,812	(24,994)
Foreign corporate securities	505,242	(12,273)	206,077	(20,392)	711,319	(32,665)
Total fixed maturity securities	$1,719,983	$(41,395)	$693,378	$(59,361)	$2,413,361	$(100,756)
Equity securities	303,630	(3,760)	13	(2)	303,643	(3,762)
Total	$2,023,613	$(45,155)	$693,391	$(59,363)	$2,717,004	$(104,518)

	Duration of Unrealized Loss at March 31, 2011 By Maturity
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities
Due in one year or less	$33,303	$(728)	$48,241	$(6,151)	$81,544	$(6,879)
Due in one year through five years	545,304	(13,491)	255,132	(19,201)	800,436	(32,692)
Due in five years through ten years	509,959	(13,353)	125,056	(10,399)	635,015	(23,752)
Due after ten years	343,859	(11,577)	202,606	(20,409)	546,465	(31,986)
Asset-backed securities	7,898	(98)	2,029	(140)	9,927	(238)
Mortgage-backed securities	279,660	(2,148)	60,314	(3,061)	339,974	(5,209)
Total fixed maturity securities	$1,719,983	$(41,395)	$693,378	$(59,361)	$2,413,361	$(100,756)

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position at March 31, 2011 were $2,717,004 thousand and $104,518 thousand, respectively.  There were no unrealized losses on a single issuer that exceeded 0.05% of the market value of the fixed maturity securities at March 31, 2011.  In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector.  The $41,395 thousand of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were generally comprised of highly rated municipal, foreign government and domestic and foreign corporate securities.  Of these unrealized losses, $40,499 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating organization.  The $59,361 thousand of unrealized losses related to fixed maturity securities in an unrealized loss position for more than one year related primarily to highly rated municipal, foreign government and domestic and foreign corporate securities.  Of these unrealized losses, $51,930 thousand related to securities that were rated investment grade by at least one nationally recognized statistical rating organization.  The non-investment grade securities with unrealized losses were mainly comprised of corporate and commercial mortgage-backed securities.  The gross unrealized depreciation greater than 12 months for mortgage-backed securities included $272 thousand related to sub-prime and alt-A loans.  In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations.  The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments.  Unrealized losses at March 31, 2011 are comparable with unrealized losses at December 31, 2010.

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

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position at December 31, 2010 were $2,418,521 thousand and $115,883 thousand, respectively.  There were no unrealized losses on a single issuer that exceeded 0.08% of the market value of the fixed maturity securities at December 31, 2010.  In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector.  The $34,243 thousand of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were generally comprised of highly rated municipal, foreign government and domestic and foreign corporate securities.  Of these unrealized losses, $33,463 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating organization.  The $79,054 thousand of unrealized losses related to fixed maturity securities in an unrealized loss position for more than one year related primarily to highly rated domestic and foreign corporate, mortgage-backed, foreign government and municipal securities.  Of these unrealized losses, $66,514 thousand related to securities that were rated investment grade by at least one nationally recognized statistical rating organization.  The non-investment grade securities with unrealized losses were mainly comprised of corporate and commercial mortgage-backed securities.  The gross unrealized depreciation greater than 12 months for mortgage-backed securities included $210 thousand related to sub-prime and alt-A loans.  In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations.  The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments.  Unrealized losses have decreased since December 31, 2009, as a result of improved conditions in the overall financial market resulting from increased liquidity and lower interest rates.

The components of net investment income are presented in the table below for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2011	2010
Fixed maturity securities	$132,856	$145,199
Equity securities	11,863	2,523
Short-term investments and cash	237	(308)
Other invested assets
Limited partnerships	36,631	15,898
Other	597	372
Total gross investment income	182,184	163,684
Interest debited (credited) and other investment expense	(3,479)	(2,185)
Total net investment income	$178,705	$161,499

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

The Company had contractual commitments to invest up to an additional $177,386 thousand in limited partnerships at March 31, 2011.  These commitments will be funded when called in accordance with the partnership agreements, which have investment periods that expire, unless extended, through 2016.

The components of net realized capital gains (losses) are presented in the table below for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2011	2010
Fixed maturity securities, market value:
Other-than-temporary impairments	$(14,767)	$-
Gains (losses) from sales	(10,015)	53,006
Fixed maturity securities, fair value:
Gains (losses) from sales	(1,515)	83
Gains (losses) from fair value adjustments	(3,483)	3,000
Equity securities, market value:
Gains (losses) from sales	37	-
Equity securities, fair value:
Gains (losses) from sales	1,904	1,895
Gains (losses) from fair value adjustments	39,994	14,733
Short-term investments gain (loss)	1	1
Total net realized capital gains (losses)	$12,156	$72,718

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

The proceeds and split between gross gains and losses, from sales of fixed maturity and equity securities, are presented in the table below for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2011	2010
Proceeds from sales of fixed maturity securities	$563,862	$487,019
Gross gains from sales	17,350	58,654
Gross losses from sales	(28,880)	(5,565)

Proceeds from sales of equity securities	$83,763	$21,342
Gross gains from sales	2,482	2,371
Gross losses from sales	(541)	(476)

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

The Company sold six equity index put option contracts, based on the Standard & Poor’s 500 (“S&P 500”) index, for total consideration, net of commissions, of $22,530 thousand.  At March 31, 2011, fair value for these equity index put option contracts was $45,122 thousand.  These equity index put option contracts each have a single exercise date, with maturities ranging from 12 to 30 years and strike prices ranging from $1,141.21 to $1,540.63.  No amounts will be payable under these equity index put option contracts if the S&P 500 index is at, or above, the strike prices on the exercise dates, which fall between June 2017 and March 2031.  If the S&P 500 index is lower than the strike price on the applicable exercise date, the amount due would vary proportionately with the percentage by which the index is below the strike price.  Based on historical index volatilities and trends and the March 31, 2011 S&P 500 index value, the Company estimates the probability that each equity index put option contract of the S&P 500 index falling below the strike price on the exercise date to be less than 34%.  The theoretical maximum payouts under the equity index put option contracts would occur if on each of the exercise dates the S&P 500 index value were zero.  At March 31, 2011, the present value of these theoretical maximum payouts using a 6% discount factor was $273,132 thousand.

The Company sold one equity index put option contract based on the FTSE 100 index for total consideration, net of commissions, of $6,706 thousand.  At March 31, 2011, fair value for this equity index put option contract was $5,821 thousand.  This equity index put option contract has an exercise date of July 2020 and a strike price of ₤5,989.75.  No amount will be payable under this equity index put option contract if the FTSE 100 index is at, or above, the strike price on the exercise date.  If the FTSE 100 index is lower than the strike price on the exercise date, the amount due will vary proportionately with the percentage by which the index is below the strike price.  Based on historical index volatilities and trends and the March 31, 2011 FTSE 100 index value, the Company estimates the probability that the equity index put option contract of the FTSE 100 index will fall below the strike price on the exercise date to be less than 33%.  The theoretical maximum payout under the equity index put option contract would occur if on the exercise date the FTSE 100 index value was zero.  At March 31, 2011, the present value of the theoretical maximum payout using a 6% discount factor and current exchange rate was $30,732 thousand.

The fair value of the equity index put options can be found in the Company’s consolidated balance sheets as follows:

(Dollars in thousands)
Derivatives not designated as	Location of fair value	At	At
hedging instruments	in balance sheets	March 31, 2011	December 31, 2010

Equity index put option contracts	Equity index put option liability	$50,943	$58,467
Total		$50,943	$58,467

The change in fair value of the equity index put option contracts can be found in the Company’s statement of operations and comprehensive income (loss) as follows:

(Dollars in thousands)		For the Three Months Ended
Derivatives not designated as	Location of gain (loss) in statements of	March 31,
hedging instruments	operations and comprehensive income (loss)	2011	2010

Equity index put option contracts	Net derivative gain (loss)	$7,525	$3,054
Total		$7,525	$3,054

The Company’s equity index put option contracts contain provisions that require collateralization of the fair value, as calculated by the counterparty, above a specified threshold, which is based on the Company’s financial strength ratings (Moody’s Investors Service, Inc.) and/or debt ratings (Standard & Poor’s Ratings Services). The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on March 31, 2011, was $50,943 thousand for which the Company had posted collateral with a market value of $32,162 thousand.  If on March 31, 2011, the Company’s ratings were such that the collateral threshold was zero, the Company’s collateral requirement would increase by $55,000 thousand.

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

In limited instances where prices are not provided by pricing services or in rare instances when a manager may not agree with the pricing service, price quotes on a non-binding basis are obtained from investment brokers.  The investment asset managers do not make any changes to prices received from either the pricing services or the investment brokers.  In addition, the investment asset managers have procedures in place to review the reasonableness of the prices from the service providers and may request verification of the prices.  In addition, the Company tests the prices on a random basis to an independent pricing source.  In limited situations, where financial markets are inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value.  The Company made no such adjustments at March 31, 2011 and 2010.

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

The fair value was calculated using an industry accepted option pricing model, Black-Scholes, which used the following assumptions:

	At March 31, 2011
		Contract
	Contracts	based on
	based on	FTSE 100
	S & P 500 Index	Index
Equity index	1,325.8	5,908.8
Interest rate	3.68% to 5.12%	4.53%
Time to maturity	6.2 to 20.0 yrs	9.3 yrs
Volatility	22.1% to 24.5%	24.9%

The following table presents the fair value measurement levels for all assets and liabilities, which the Company has recorded at fair value (fair and market value) as of the periods indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	March 31, 2011	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$317,239	$-	$317,239	$-
Obligations of U.S. States and political subdivisions	2,480,185	-	2,480,185	-
Corporate securities	3,219,290	-	3,219,290	-
Asset-backed securities	206,429	-	197,084	9,345
Mortgage-backed securities
Commercial	323,239	-	323,239	-
Agency residential	2,045,785	-	2,045,785	-
Non-agency residential	71,737	-	70,167	1,570
Foreign government securities	1,801,705	-	1,801,705	-
Foreign corporate securities	1,977,278	-	1,976,759	519
Total fixed maturities, market value	12,442,887	-	12,431,453	11,434

Fixed maturities, fair value	143,708	-	143,708	-
Equity securities, market value	423,789	423,789	-	-
Equity securities, fair value	835,322	835,322	-	-

Liabilities:
Equity index put option contracts	$50,943	$-	$-	$50,943

There were no significant transfers between Level 1 and Level 2 for the three months ended March 31, 2011.

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

The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs by asset type, for the periods indicated:

	Three Months Ended March 31, 2011				Three Months Ended March 31, 2010
	Asset-backed	Foreign	Non-agency		Corporate	Asset-backed	Non-agency
(Dollars in thousands)	Securities	Corporate	RMBS	Total	Securities	Securities	RMBS	Total
Beginning balance	$995	$4,416	$1,500	$6,911	$9,900	$6,268	$1,394	$17,563
Total gains or (losses) (realized/unrealized)
Included in earnings (or changes in net assets)	-	-	145	145	-	-	92	92
Included in other comprehensive income (loss)	(24)	-	135	111	-	(68)	105	37
Purchases, issuances and settlements	137	-	(210)	(73)	-	188	(133)	55
Transfers in and/or (out) of Level 3	8,237	(3,897)	-	4,340	-	-	-	-
Ending balance	$9,345	$519	$1,570	$11,434	$9,900	$6,388	$1,459	$17,747

The amount of total gains or losses for the period included
in earnings (or changes in net assets) attributable to the
change in unrealized gains or losses relating to assets
still held at the reporting date	$-	$-	$-	$-	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs for equity index put option contracts, for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2011	2010
Liabilities:
Balance, beginning of period	$58,467	$57,349
Total (gains) or losses (realized/unrealized)
Included in earnings (or changes in net assets)	(7,525)	(3,054)
Included in other comprehensive income (loss)	-	-
Purchases, issuances and settlements	-	-
Transfers in and/or (out) of Level 3	-	-
Balance, end of period	$50,943	$54,295

The amount of total gains or losses for the period included in earnings
(or changes in net assets) attributable to the change in unrealized
gains or losses relating to liabilities still held at the reporting date	$-	$-

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

7.  EARNINGS PER COMMON SHARE

Net income (loss) per common share has been computed as per below, based upon weighted average common basic and dilutive shares outstanding.

	Three Months Ended
	March 31,
(Dollars and shares in thousands, except per share amounts)	2011	2010
Net income (loss) per share:
Numerator
Net income (loss)	$(315,894)	$(22,652)
Less: dividends declared-common shares and nonvested common shares	(26,045)	(28,284)
Undistributed earnings	(341,939)	(50,935)
Percentage allocated to common shareholders (1)	99.4%	99.6%
	(340,055)	(50,730)
Add: dividends declared-common shareholders	25,864	28,138
Numerator for basic and diluted earnings per common share	$(314,191)	$(22,592)

Denominator
Denominator for basic earnings per weighted-average common shares	54,056	58,927
Effect of dilutive securities:
Options	186	185
Denominator for diluted earnings per adjusted weighted-average common shares	54,242	59,112

Per common share net income (loss)
Basic	$(5.81)	$(0.38)
Diluted	$(5.81)	$(0.38)

(1) Basic weighted-average common shares outstanding	54,056	58,927
Basic weighted-average common shares outstanding and nonvested common shares expected to vest	54,356	59,165
Percentage allocated to common shareholders	99.4%	99.6%

(Some amounts may not reconcile due to rounding.)

The table below presents the options to purchase common shares that were outstanding, but were not included in the computation of earnings per diluted share as they were anti-dilutive, for the periods indicated:

	Three Months Ended
	March 31,
	2011	2010
Anti-dilutive options	1,575,410	1,942,490

All outstanding options expire on or between April 20, 2011 and February 24, 2021.

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

(Dollars in thousands)	At March 31, 2011	At December 31, 2010
	$143,087	$150,560

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

(Dollars in thousands)	At March 31, 2011	At December 31, 2010
	$26,468	$26,542

9.  OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the components of comprehensive income (loss) in the consolidated statements of operations for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2011	2010
Unrealized appreciation (depreciation) ("URA(D)") on
securities arising during the period
URA(D) of investments - temporary	$(35,731)	$18,012
URA(D) of investments - non-credit OTTI	1,164	6,052
Tax benefit (expense) from URA(D) arising during the period	10,078	10,508
Total URA(D) on securities arising during the period, net of tax	(24,489)	34,572

Foreign currency translation adjustments	34,387	(2,287)
Tax benefit (expense) from foreign currency translation	(5,565)	(3,754)
Net foreign currency translation adjustments	28,822	(6,041)

Pension adjustments	1,148	628
Tax benefit (expense) on pension	(402)	(220)
Net pension adjustments	746	408

Other comprehensive income (loss), net of tax	$5,079	$28,939

The following table presents the components of accumulated other comprehensive income (loss), net of tax, in the consolidated balance sheets for the periods indicated:

	At March 31,	At December 31,
(Dollars in thousands)	2011	2010
URA(D) on securities, net of deferred taxes
Temporary	$342,337	$367,983
Non-credit, OTTI	2,612	1,455
Total unrealized appreciation (depreciation) on investments, net of deferred taxes	344,949	369,438
Foreign currency translation adjustments, net of deferred taxes	17,725	(11,097)
Pension adjustments, net of deferred taxes	(25,337)	(26,083)
Accumulated other comprehensive income (loss)	$337,337	$332,258

10.  CREDIT FACILITIES

The Company has three credit facilities for a total commitment of up to $1,300,000 thousand, providing for the issuance of letters of credit and/or unsecured revolving credit lines. The following table presents the costs incurred in connection with the three credit facilities for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2011	2010
Credit facility fees incurred	$468	$439

The terms and outstanding amounts for each facility are discussed below:

Group Credit Facility

Effective July 27, 2007, Group, Bermuda Re and Everest International entered into a five year, $850,000 thousand senior credit facility with a syndicate of lenders referred to as the “Group Credit Facility”.  Wells Fargo Corporation (“Wells Fargo Bank”) is the administrative agent for the Group Credit Facility, which consists of two tranches.  Tranche one provides up to $350,000 thousand of unsecured revolving credit for liquidity and general corporate purposes, and for the issuance of unsecured standby letters of credit.  The interest on the revolving loans shall, at the Company’s option, be either (1) the Base Rate (as defined below) or (2) an adjusted London Interbank Offered Rate (“LIBOR”) plus a margin.  The Base Rate is the higher of (a) the prime commercial lending rate established by Wells Fargo Bank or (b) the Federal Funds Rate plus 0.5% per annum. The amount of margin and the fees payable for the Group Credit Facility depends on Group’s senior unsecured debt rating.  Tranche two exclusively provides up to $500,000 thousand for the issuance of standby letters of credit on a collateralized basis.

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth.  Minimum net worth is an amount equal to the sum of $3,575,381 thousand plus 25% of consolidated net income for each of Group’s fiscal quarters, for which statements are available ending on or after January 1, 2007 and for which consolidated net income is positive, plus 25% of any increase in consolidated net worth during such period attributable to the issuance of ordinary and preferred shares, which at March 31, 2011, was $4,227,456 thousand.  As of March 31, 2011, the Company was in compliance with all Group Credit Facility covenants.

The following table summarizes the outstanding letters of credit and/or borrowings for the periods indicated:

(Dollars in thousands)		At March 31, 2011			At December 31, 2010
Bank		Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Wells Fargo Bank Group Credit Facility	Tranche One	$350,000	$-		$350,000	$-
	Tranche Two	500,000	401,401	12/31/2011	500,000	406,427	12/31/2011
Total Wells Fargo Bank Group Credit Facility		$850,000	$401,401		$850,000	$406,427

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

The Holdings Credit Facility requires Holdings to maintain a debt to capital ratio of not greater than 0.35 to 1 and Everest Re to maintain its statutory surplus at $1,500,000 thousand plus 25% of future aggregate net income and 25% of future aggregate capital contributions after December 31, 2005, which at March 31, 2011, was $1,992,626 thousand.  As of March 31, 2011, Holdings was in compliance with all Holdings Credit Facility covenants.

The following table summarizes outstanding letters of credit and/or borrowings for the periods indicated:

(Dollars in thousands)	At March 31, 2011				At December 31, 2010
Bank	Commitment	In Use	Date of Loan	Maturity/Expiry Date	Commitment	In Use	Date of Loan	Maturity/Expiry Date
Citibank Holdings Credit Facility	$150,000	$15,000	2/18/2011	6/16/2011	$150,000	$50,000	12/16/2010	1/18/2011
		10,000	2/28/2011	6/28/2011		-
		15,000	3/02/2011	6/06/2011		-
Total revolving credit borrowings		40,000				50,000
Total letters of credit		9,527		12/31/2011		9,527		12/31/2011

Total Citibank Holdings Credit Facility	$150,000	$49,527			$150,000	$59,527

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

The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in thousands)	At March 31, 2011			At December 31, 2010
Bank	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Citibank Bilateral Letter of Credit Agreement	$300,000	$2,291	11/24/2011	$300,000	$2,291	11/24/2011
		79,920	12/31/2011		79,681	12/31/2011
		340	6/15/2011		36,462	1/31/2011
		4,976	12/31/2014		340	6/15/2011
		26,596	6/30/2015		25,581	6/30/2014
		12,040	9/30/2015		11,580	9/30/2014
		10,088	11/22/2015		72,398	12/31/2014
		60,992	12/31/2015		-	-
Total Citibank Bilateral Agreement	$300,000	$197,243		$300,000	$228,333

11.  TRUST AGREEMENTS

Certain subsidiaries of Group, principally Bermuda Re, a Bermuda insurance company and direct subsidiary of Group, have established trust agreements, which effectively use the Company’s investments as collateral, as security for assumed losses payable to certain non-affiliated ceding companies.  At March 31, 2011, the total amount on deposit in trust accounts was $86,049 thousand.

12.  SENIOR NOTES

The table below displays Holdings’ outstanding senior notes.  Market value is based on quoted market prices.

				March 31, 2011		December 31, 2010
				Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Date Due	Principal Amounts	Sheet Amount	Market Value	Sheet Amount	Market Value
5.40% Senior notes	10/12/2004	10/15/2014	$250,000	$249,824	$270,030	$249,812	$267,500
8.75% Senior notes (matured and paid on March 15, 2010)	03/14/2000	03/15/2010	$200,000	$-	$-	$-	$-

Interest expense incurred in connection with these senior notes is as follows for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2011	2010
Interest expense incurred	$3,386	$7,062

13.  LONG TERM SUBORDINATED NOTES

The table below displays Holdings’ outstanding fixed to floating rate long term subordinated notes.  Market value is based on quoted market prices.

			Maturity Date		March 31, 2011		December 31, 2010
		Original			Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Principal Amount	Scheduled	Final	Sheet Amount	Market Value	Sheet Amount	Market Value
6.6% Long term subordinated notes	04/26/2007	$400,000	05/15/2037	05/01/2067	$238,352	$233,789	$238,351	$227,825

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

Interest expense incurred in connection with these long term subordinated notes is as follows for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2011	2010
Interest expense incurred	$3,937	$3,937

14.  JUNIOR SUBORDINATED DEBT SECURITIES PAYABLE

The following table displays Holdings’ outstanding junior subordinated debt securities due to Everest Re Capital Trust II (“Capital Trust II”), a wholly-owned finance subsidiary of Holdings.  Fair value is primarily based on the quoted market price of the related trust preferred securities.

				March 31, 2011		December 31, 2010
				Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Date Due	Amount Issued	Sheet Amount	Fair Value	Sheet Amount	Fair Value
6.20% Junior subordinated debt securities	03/29/2004	03/29/2034	$329,897	$329,897	$308,265	$329,897	$294,825

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

Interest expense incurred in connection with these junior subordinated debt securities is as follows for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2011	2010
Interest expense incurred	$5,113	$5,113

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

15.  SEGMENT REPORTING

The Company, through its subsidiaries, operates in five segments:  U.S. Reinsurance, Insurance, Specialty Underwriting, International and Bermuda.  The U.S. Reinsurance operation writes property and casualty reinsurance, on both a treaty and facultative basis, through reinsurance brokers, as well as directly with ceding companies within the U.S.  The Insurance operation writes property and casualty insurance directly and through general agents, brokers and surplus lines brokers within the U.S. and Canada.  The Specialty Underwriting operation writes accident and health (“A&H”), marine, aviation and surety business within the U.S. and worldwide through brokers and directly with ceding companies.  The International operation writes non-U.S. property and casualty reinsurance through Everest Re’s branches in Canada and Singapore and offices in Brazil, Miami and New Jersey. The Bermuda operation provides reinsurance and insurance to worldwide property and casualty markets and reinsurance to life insurers through brokers and directly with ceding companies from its Bermuda office and reinsurance to the United Kingdom and European markets through its UK branch and the Company’s Ireland subsidiary.

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

The following tables present the underwriting results for the operating segments for the periods indicated:

	Three Months Ended
U.S. Reinsurance	March 31,
(Dollars in thousands)	2011	2010
Gross written premiums	$253,907	$244,008
Net written premiums	253,924	244,266

Premiums earned	$264,134	$236,740
Incurred losses and LAE	246,286	153,804
Commission and brokerage	69,504	57,198
Other underwriting expenses	7,902	7,806
Underwriting gain (loss)	$(59,558)	$17,932

	Three Months Ended
Insurance	March 31,
(Dollars in thousands)	2011	2010
Gross written premiums	$254,475	$228,237
Net written premiums	214,279	176,983

Premiums earned	$196,639	$161,823
Incurred losses and LAE	147,978	112,063
Commission and brokerage	32,389	31,806
Other underwriting expenses	21,872	16,577
Underwriting gain (loss)	$(5,600)	$1,377

	Three Months Ended
Specialty Underwriting	March 31,
(Dollars in thousands)	2011	2010
Gross written premiums	$69,170	$65,887
Net written premiums	68,616	65,120

Premiums earned	$71,902	$67,424
Incurred losses and LAE	46,887	45,737
Commission and brokerage	15,538	16,796
Other underwriting expenses	2,004	1,951
Underwriting gain (loss)	$7,473	$2,940

	Three Months Ended
International	March 31,
(Dollars in thousands)	2011	2010
Gross written premiums	$308,847	$275,350
Net written premiums	304,501	275,312

Premiums earned	$316,335	$276,600
Incurred losses and LAE	604,728	427,590
Commission and brokerage	78,430	64,935
Other underwriting expenses	6,439	6,380
Underwriting gain (loss)	$(373,262)	$(222,305)

	Three Months Ended
Bermuda	March 31,
(Dollars in thousands)	2011	2010
Gross written premiums	$178,530	$207,537
Net written premiums	178,564	207,572

Premiums earned	$162,436	$184,715
Incurred losses and LAE	203,897	167,662
Commission and brokerage	40,596	41,927
Other underwriting expenses	6,739	6,230
Underwriting gain (loss)	$(88,796)	$(31,104)

The following table reconciles the underwriting results for the operating segments to income before taxes as reported in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2011	2010
Underwriting gain (loss)	$(519,743)	$(231,160)
Net investment income	178,705	161,499
Net realized capital gains (losses)	12,156	72,718
Net derivative gain (loss)	7,525	3,054
Corporate expenses	(3,928)	(4,575)
Interest, fee and bond issue cost amortization expense	(12,998)	(16,642)
Other income (expense)	(3,387)	5,339
Income (loss) before taxes	$(341,670)	$(9,767)

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

	Three Months Ended
	March 31,
(Dollars in thousands)	2011	2010
United Kingdom	$119,568	$132,333

No other country represented more than 5% of the Company’s revenues.

16.  SHARE-BASED COMPENSATION PLANS

For the three months ended March 31, 2011, share-based compensation awards granted were 204,100 restricted shares and 340,100 options, granted on February 24, 2011, with a grant exercise price of $86.62 per share and a per option fair value of $21.85.  The fair value per option was calculated on the date of the grant using the Black-Scholes option valuation model.  The following assumptions were used in calculating the fair value of the options granted:

Three Months Ended
March 31, 2011

Weighted-average volatility	26.46%
Weighted-average dividend yield	2.00%
Weighted-average expected term	6.73 years
Weighted-average risk-free rate	2.80%

17.  RETIREMENT BENEFITS

The Company maintains both qualified and non-qualified defined benefit pension plans and a retiree health plan for its U.S. employees employed prior to April 1, 2010.

Net periodic benefit cost for U.S. employees included the following components for the periods indicated:

Pension Benefits	Three Months Ended
	March 31,
(Dollars in thousands)	2011	2010
Service cost	$2,047	$1,768
Interest cost	1,921	1,722
Expected return on plan assets	(2,265)	(1,940)
Amortization of prior service cost	13	13
Amortization of net (income) loss	1,095	577
FAS 88 settlement charge	230	1,395
Net periodic benefit cost	$3,041	$3,535

Other Benefits	Three Months Ended
	March 31,
(Dollars in thousands)	2011	2010
Service cost	$290	$280
Interest cost	234	228
Amortization of net (income) loss	41	37
Net periodic benefit cost	$565	$545

The Company did not make any contributions to the qualified pension benefit plan for the three months ended March 31, 2011 and 2010.

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

19.  INCOME TAXES

The Company is domiciled in Bermuda and has significant subsidiaries and/or branches in Canada, Ireland, Singapore, the United Kingdom, and the United States.  The Company’s Bermuda domiciled subsidiaries are exempt from income taxation under Bermuda law until 2016. The Company’s non-Bermudian subsidiaries and branches are subject to income taxation at varying rates in their respective domiciles.

The Company generally will use the estimated annual effective tax rate approach for calculating its tax provision for interim periods as prescribed by ASC 740-270, Interim Reporting.  Under the estimated annual effective tax rate approach, the estimated annual effective tax rate is applied to the interim year-to-date pre-tax income to determine the income tax expense or benefit for the year-to-date period.  The tax expense or benefit for a quarter represents the difference between the year-to-date tax expense or benefit for the current year-to-date period less such amount for the immediately preceding year-to-date period.  Management considers the estimated impact of all known events in its estimation of the Company’s annual pre-tax income and effective tax rate.

20.  ACQUISITIONS

During the first quarter of 2011, the Company made several acquisitions to expand its domestic and Canadian insurance operations.  Below are descriptions of the transactions.

On January 2, 2011, the Company acquired the entire business and operations of Heartland Crop Insurance, Inc. (“Heartland”) of Topeka, Kansas for $55,000 thousand in cash, plus contingent payments in future periods based upon achievement of performance targets. Heartland is a managing general agent specializing in crop insurance.

On January 28, 2011, the Company acquired the entire business and operations of Premiere Underwriting Services (“Premiere”) of Toronto, Canada.  Premiere is a managing general agent specializing in entertainment and sports and leisure risks.  On January 31, 2011, the Company acquired the renewal rights and operations of the financial lines business of Executive Risk Insurance Services, Ltd. (“Executive Risk”) of Toronto, Canada.  The financial lines business of Executive Risk mainly underwrites Directors and Officers Liability, Fidelity, and Errors and Omissions Liability.

Overall, the Company recorded $35,068 thousand of goodwill and $26,903 thousand of intangible assets related to these acquisitions.  All intangible assets recorded as part of these acquisitions will be amortized on a straight line basis over seven years.

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

Worldwide insurance and reinsurance market conditions continued to be very competitive, particularly in the casualty lines of business.  Generally, there was ample insurance and reinsurance capacity relative to demand.  Competition and its effect on rates, terms and conditions vary widely by market and coverage yet continued to be most prevalent in the U.S. casualty insurance and reinsurance markets.  The Insurance markets in which we participate were extremely competitive as well.

However, during the first quarter of 2011, the industry experienced significant losses from Australian floods, the New Zealand earthquake and the earthquake and tsunami in Japan.  It is too early to determine the impact on market conditions as a result of these events.  We believe there will be meaningful rate increases for catastrophe coverages, particularly in the regions impacted by these losses.  Whether the magnitude of these losses is sufficient to increase rates and improve market conditions for other lines of business remains to be seen.

Overall, we believe that current marketplace conditions, particularly for catastrophe coverages, provide profit opportunities for us given our strong ratings, distribution system, reputation and expertise.  We continue to employ our strategy of targeting business that offers the greatest profit potential, while maintaining balance and diversification in our overall portfolio.

Financial Summary.
We monitor and evaluate our overall performance based upon financial results.  The following table displays a summary of the consolidated net income (loss), ratios and shareholders’ equity for the periods indicated.

	Three Months Ended		Percentage
	March 31,		Increase/
(Dollars in millions)	2011	2010	(Decrease)
Gross written premiums	$1,064.9	$1,021.0	4.3%
Net written premiums	1,019.9	969.3	5.2%

REVENUES:
Premiums earned	$1,011.4	$927.3	9.1%
Net investment income	178.7	161.5	10.7%
Net realized capital gains (losses)	12.2	72.7	-83.3%
Net derivative gain (loss)	7.5	3.1	146.4%
Other income (expense)	(3.4)	5.3	-163.4%
Total revenues	1,206.4	1,169.9	3.1%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	1,249.8	906.9	37.8%
Commission, brokerage, taxes and fees	236.5	212.7	11.2%
Other underwriting expenses	45.0	38.9	15.4%
Corporate expenses	3.9	4.6	-14.2%
Interest, fees and bond issue cost amortization expense	13.0	16.6	-21.9%
Total claims and expenses	1,548.1	1,179.7	31.2%

INCOME (LOSS) BEFORE TAXES	(341.7)	(9.8)	NM
Income tax expense (benefit)	(25.8)	12.9	NM
NET INCOME (LOSS)	$(315.9)	$(22.7)	NM

			Point
RATIOS:			Change
Loss ratio	123.6%	97.8%	25.8
Commission and brokerage ratio	23.4%	22.9%	0.5
Other underwriting expense ratio	4.4%	4.2%	0.2
Combined ratio	151.4%	124.9%	26.5

	At	At	Percentage
	March 31,	December 31,	Increase/
(Dollars in millions, except per share amounts)	2011	2010	(Decrease)
Balance sheet data:
Total investments and cash	$15,365.8	$15,365.0	0.0%
Total assets	18,792.4	18,408.0	2.1%
Loss and loss adjustment expense reserves	9,969.2	9,340.2	6.7%
Total debt	858.1	868.1	-1.2%
Total liabilities	12,878.3	12,124.5	6.2%
Shareholders' equity	5,914.2	6,283.5	-5.9%
Book value per share	109.07	115.45	-5.5%

(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)

Revenues.
Premiums.  Gross written premiums increased by $43.9 million, or 4.3%, for the three months ended March 31, 2011, compared to the three months ended March 31, 2010 reflecting a $26.2 million increase in our insurance business and a $17.7 million increase in our reinsurance business.  The increase in insurance premiums was primarily due to the acquisition of Heartland, which provided a $38.7 million increase, as well as improved rates in California workers’ compensation business, partially offset by our reduced participation on a large casualty program.  The increase in reinsurance premiums was due to a combination of increased reinstatement premiums of $13.5 million, quarter over quarter, attributable to higher catastrophe loss activity in the period, and higher premium rates in our international books of business, particularly in regions recently affected by catastrophe losses during 2010, partially offset by non-renewed business.  Net written premiums increased $50.6 million, or 5.2%, for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.  The larger increase in net written premiums relative to the change in gross written premiums was due to a decrease in premium volume related to insurance programs with higher levels of reinsurance ceded.  Premiums earned increased $84.1 million, or 9.1%, for the three months ended March 31, 2011, compared to the three months ended March 31, 2010.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Net Investment Income.  Net investment income increased $17.2 million, or 10.7%, for the three months ended March 31, 2011 compared to the three months ended March 31, 2010, primarily as a result of a $20.7 million increase in investment income from our limited partnerships.  Net pre-tax investment income, as a percentage of average invested assets, was 4.8% for the three months ended March 31, 2011 compared to 4.4% for the three months ended March 31, 2010.  The variance in this yield was primarily the result of an increase in our limited partnership income.

Net Realized Capital Gains (Losses).  Net realized capital gains were $12.2 million and $72.7 million for the three months ended March 31, 2011 and 2010, respectively.  Of the $12.2 million, there were $36.5 million of gains from fair value re-measurements which were partially offset by $14.8 million of other-than-temporary impairments and $9.6 million from net realized capital losses from sales on our fixed maturity and equity securities.  The net realized capital gain of $72.7 million for the three months ended March 31, 2010 was the result of $55.0 million of net realized capital gains from sales on our available for sale fixed maturity and equity securities and a $17.7 million gain from fair value re-measurements.

Net Derivative Gain (Loss).  In 2005 and prior, we sold seven equity index put option contracts, which are outstanding.  These contracts meet the definition of a derivative in accordance with FASB guidance and as such, are fair valued each quarter with the change recorded as net derivative gain or loss in the consolidated statements of operations and comprehensive income (loss).  As a result of these adjustments in value, we recognized a net derivative gain of $7.5 million and $3.1 million for the three months ended March 31, 2011 and 2010, respectively. The change in the fair value of these equity index put option contracts is indicative of the change in the financial markets over the same periods.

Other Income (Expense).  We recorded other expense of $3.4 million and other income of $5.3 million for the three months ended March 31, 2011 and 2010, respectively.  The changes were primarily the result of fluctuations in foreign currency exchange rates for the corresponding periods.

Claims and Expenses.
Incurred Losses and Loss Adjustment Expenses.  The following table presents our incurred losses and loss adjustment expenses (“LAE”) for the periods indicated.

	Three Months Ended March 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2011
Attritional (a)	$586.1	57.9%		$(1.4)	-0.1%		$584.7	57.8%
Catastrophes (b)	665.1	65.8%		-	0.0%		665.1	65.8%
A&E	-	0.0%		-	0.0%		-	0.0%
Total	$1,251.2	123.7%		$(1.4)	-0.1%		$1,249.8	123.6%

2010
Attritional (a)	$551.6	59.5%		$0.8	0.1%		$552.4	59.6%
Catastrophes (b)	355.0	38.3%		(0.6)	-0.1%		354.4	38.2%
A&E	-	0.0%		-	0.0%		-	0.0%
Total	$906.6	97.8%		$0.2	0.0%		$906.9	97.8%

Variance 2011/2010
Attritional (a)	$34.5	(1.6)	pts	$(2.2)	(0.2)	pts	$32.3	(1.8)	pts
Catastrophes	310.1	27.5	pts	0.6	0.1	pts	310.7	27.6	pts
A&E	-	-	pts	-	-	pts	-	-	pts
Total	$344.6	25.9	pts	$(1.6)	(0.1)	pts	$342.9	25.8	pts

(a) Attritional losses exclude catastrophe and Asbestos and Environmental ("A&E") losses.
(b) For the March 2011 reporting period, a catastrophe is a property event with expected reported losses of at least $10.0 million. For the March 2010 reporting period, a catastrophe was a property event with expected reported losses of at least $5.0 million.
(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by $342.9 million, or 37.8%, for the three months ended March 31, 2011 compared to the same period in 2010.  Of the $342.9 million increase, current year catastrophe losses increased $310.1 million (27.5 points), period over period, primarily due to losses from the Japan earthquake, New Zealand earthquake and Australia floods. The current year attritional losses increased $34.5 million due to an increase in earned premium for the quarter.  The current year attritional loss ratio was 57.9%, or 1.6 points lower than the prior year, primarily due to reinstatement premiums, which are booked without an additional loss provision.

Commission, Brokerage, Taxes and Fees.  Commission, brokerage, taxes and fees increased by $23.8 million, or 11.2%, for the three months ended March 31, 2011 compared to the same period in 2010.  The change was primarily the result of an increase in premiums earned, as the commission ratio, year over year, was comparable.

Other Underwriting Expenses.  Other underwriting expenses, which have remained stable in relation to premium volume, were $45.0 million and $38.9 million for the three months ended March 31, 2011 and 2010, respectively.

Corporate Expenses.  Corporate expenses, which are expenses that are not allocated to segments, were $3.9 million and $4.6 million for the three months ended March 31, 2011 and 2010, respectively.

Interest, Fees and Bond Issue Cost Amortization Expense.  Interest, fees and other bond amortization expense was $13.0 million and $16.6 million for the three months ended March 31, 2011 and 2010, respectively.  The decrease was primarily due to the maturing of debt in 2010.

Income Tax Expense (Benefit).  We had an income tax benefit of $25.8 million and income tax expense of $12.9 million for the three months ended March 31, 2011 and 2010, respectively.  Our income tax is primarily a function of the statutory tax rates and corresponding pre-tax income in the jurisdictions where we operate, coupled with the impact from tax-preferenced investment income.  Variations in our effective tax rate generally result from changes in the relative levels of pre-tax income among jurisdictions with different tax rates.  The decrease in taxes year over year was primarily attributable to the previously mentioned catastrophe losses.

Net Income (Loss).
Our net loss was $315.9 million and $22.7 million for the three months ended March 31, 2011 and 2010, respectively.  The decrease was primarily driven by an increase in catastrophe losses in 2011 and the decrease in net realized capital gains, in addition to the other components discussed above.

Ratios.
Our combined ratio increased by 26.5 points to 151.4% for the three months ended March 31, 2011 compared to 124.9% for the same period in 2010.  The loss ratio component increased 25.8 points for the three months ended March 31, 2011 over the same period last year, principally due to the increase in current year catastrophe losses as a result of the Japan earthquake, New Zealand earthquake and the Australia floods.   Both the other underwriting expense ratio component and the commission and brokerage ratio component increased slightly over the same periods last year.

Shareholders’ Equity.
Shareholders’ equity decreased by $369.3 million to $5,914.2 million at March 31, 2011 from $6,283.5 million at December 31, 2010, principally as a result of $315.9 million of net loss, repurchases of 428,038 common shares for $37.6 million, $26.0 million of shareholder dividends and $24.5 million of unrealized depreciation on investments, net of tax, partially offset by $28.8 million of foreign currency translation adjustments, share-based compensation transactions of $5.1 million and $0.7 million of benefit plan obligation adjustments.

Consolidated Investment Results

Net Investment Income.
Net investment income increased by 10.7% to $178.7 million for the three months ended March 31, 2011 compared to $161.5 million for the three months ended March 31, 2010, primarily due to an increase in income from our limited partnership investments and increased dividend income from equities due to our expanded equity portfolio.  These increases were partially offset by a decline in income from our fixed maturities reflective of our reduced municipal bond portfolio.  Proceeds from reducing this portfolio were used to expand our equity portfolio.

The following table shows the components of net investment income for the periods indicated.

	Three Months Ended
	March 31,
(Dollars in millions)	2011	2010
Fixed maturities	$132.9	$145.2
Equity securities	11.9	2.5
Short-term investments and cash	0.2	(0.3)
Other invested assets
Limited partnerships	36.6	15.9
Other	0.6	0.4
Total gross investment income	182.2	163.7
Interest debited (credited) and other expense	(3.5)	(2.2)
Total net investment income	$178.7	$161.5

(Some amounts may not reconcile due to rounding.)

The following tables show a comparison of various investment yields for the periods indicated.

	At	At
	March 31,	December 31,
	2011	2010
Imbedded pre-tax yield of cash and invested assets	3.9%	3.9%
Imbedded after-tax yield of cash and invested assets	3.4%	3.5%

	Three Months Ended
	March 31,
	2011	2010
Annualized pre-tax yield on average cash and invested assets	4.8%	4.4%
Annualized after-tax yield on average cash and invested assets	4.2%	3.9%

Net Realized Capital Gains (Losses).
The following table presents the composition of our net realized capital gains (losses) for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	2011	2010	Variance
Gains (losses) from sales:
Fixed maturity securities, market value
Gains	$17.2	$58.6	$(41.4)
Losses	(27.2)	(5.6)	(21.6)
Total	(10.0)	53.0	(63.0)

Fixed maturity securities, fair value
Gains	0.2	0.1	0.1
Losses	(1.7)	-	(1.7)
Total	(1.5)	0.1	(1.6)

Equity securities, market value
Gains	0.2	-	0.2
Losses	(0.2)	-	(0.2)
Total	-	-	-

Equity securities, fair value
Gains	2.3	2.4	(0.1)
Losses	(0.4)	(0.5)	0.1
Total	1.9	1.9	-

Total net realized capital gains (losses) from sales
Gains	19.9	61.1	(41.2)
Losses	(29.5)	(6.1)	(23.4)
Total	(9.6)	55.0	(64.6)

Other-than-temporary impairments:	(14.8)	-	(14.8)

Gains (losses) from fair value adjustments:
Fixed maturities, fair value	(3.5)	3.0	(6.5)
Equity securities, fair value	40.0	14.7	25.3
Total	36.5	17.7	18.8

Total net realized capital gains (losses)	$12.2	$72.7	$(60.6)

(Some amounts may not reconcile due to rounding.)

Net realized capital gains were $12.2 million and $72.7 million for the three months ended March 31, 2011 and 2010, respectively.  For the three months ended March 31, 2011, we recorded $36.5 million of net realized capital gains due to fair value re-measurements on fixed maturity and equity securities, partially offset by $14.8 million of other-than-temporary impairments on fixed maturity securities and $9.6 million of net realized capital losses from sales of fixed maturity and equity securities.  The gains and losses on the sales of fixed maturity securities included the impact of selling part of our municipal bond portfolio as credit concerns arose in this market sector.  For the three months ended March 31, 2010, we recorded $55.0 million of net realized capital gains from sales of fixed maturity and equity securities and $17.7 million of gains due to fair value re-measurements on fixed maturity and equity securities.  The gains on the sales of fixed maturity securities were primarily the result of selling securities in foreign currencies, which will reduce our exposure to currency fluctuations in the future.

Segment Results.
Through our subsidiaries, we operate in five segments:  U.S. Reinsurance, Insurance, Specialty Underwriting, International and Bermuda.  The U.S. Reinsurance operation writes property and casualty reinsurance, on both a treaty and facultative basis, through reinsurance brokers, as well as directly with ceding companies within the U.S.  The Insurance operation writes property and casualty insurance directly and and through general agents, brokers and surplus lines brokers within the U.S and Canada.  The Specialty Underwriting operation writes A&H, marine, aviation and surety business within the U.S. and worldwide through brokers and directly with ceding companies.  The International operation writes non-U.S. property and casualty reinsurance through Everest Re’s branches in Canada and Singapore and offices in Brazil, Miami and New Jersey.  The Bermuda operation provides reinsurance and insurance to worldwide property and casualty markets and reinsurance to life insurers through brokers and directly with ceding companies from its Bermuda office and reinsurance to the United Kingdom and European markets through its UK branch and the Company’s Ireland subsidiary.

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

U.S. Reinsurance.
The following table presents the underwriting results and ratios for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	2011	2010	Variance	% Change
Gross written premiums	$253.9	$244.0	$9.9	4.1%
Net written premiums	253.9	244.3	9.7	4.0%

Premiums earned	$264.1	$236.7	$27.4	11.6%
Incurred losses and LAE	246.3	153.8	92.5	60.1%
Commission and brokerage	69.5	57.2	12.3	21.5%
Other underwriting expenses	7.9	7.8	0.1	1.2%
Underwriting gain (loss)	$(59.6)	$17.9	$(77.5)	NM

				Point Chg
Loss ratio	93.2%	65.0%		28.2
Commission and brokerage ratio	26.3%	24.2%		2.1
Other underwriting expense ratio	3.0%	3.2%		(0.2)
Combined ratio	122.5%	92.4%		30.1

(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums increased by 4.1% to $253.9 million for the three months ended March 31, 2011 from $244.0 million for the three months ended March 31, 2010, primarily due to a $13.6 million increase in reinstatement premiums due to current quarter catastrophe loss activity, partially offset by reduced premium volume for treaty property and crop business due to the non-renewal of several contracts.  Net written premiums increased 4.0% to $253.9 million for the three months ended March 31, 2011 compared to $244.3 million for the same period in 2010, which is in line with the increase in gross written premiums for the quarter.  Premiums earned increased 11.6% to $264.1 million for the three months ended March 31, 2011 compared to $236.7 million for the three months ended March 31, 2010.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended March 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2011
Attritional	$131.6	49.7%		$(0.3)	-0.1%		$131.4	49.6%
Catastrophes	114.0	43.2%		0.9	0.4%		114.9	43.6%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$245.6	92.9%		$0.6	0.2%		$246.3	93.2%

2010
Attritional	$122.8	51.9%		$0.2	0.1%		$122.9	51.9%
Catastrophes	28.0	11.8%		2.9	1.2%		30.9	13.0%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$150.8	63.7%		$3.0	1.3%		$153.8	65.0%

Variance 2011/2010
Attritional	$8.8	(2.2)	pts	$(0.5)	(0.2)	pts	$8.5	(2.3)	pts
Catastrophes	86.0	31.4	pts	(2.0)	(0.8)	pts	84.0	30.6	pts
A&E	-	-	pts	-	-	pts	-	-	pts
Total segment	$94.8	29.2	pts	$(2.4)	(1.1)	pts	$92.5	28.2	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses were $92.5 million (28.2 points) higher at $246.3 million for the three months ended March 31, 2011 compared to $153.8 million for the three months ended March 31, 2010, primarily as a result of the $86.0 million (31.4 points) increase in current year catastrophe losses, largely due to the Japan and New Zealand earthquakes and Australian floods.  Attritional losses increased $8.8 million, reflective of the current quarter’s increase in earned premium.

Segment Expenses.  Commission and brokerage expenses increased by 21.5% to $69.5 million for the three months ended March 31, 2011 compared to $57.2 million for the three months ended March 31, 2010, primarily due to an increase in earned premium and a shift in the mix of business with varying commission rates.  Segment other underwriting expenses for the three months ended March 31, 2011 increased slightly as a percentage of earned premium from the three months ended March 31, 2010.

Insurance.
The following table presents the underwriting results and ratios for the Insurance segment for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	2011	2010	Variance	% Change
Gross written premiums	$254.5	$228.2	$26.2	11.5%
Net written premiums	214.3	177.0	37.3	21.1%

Premiums earned	$196.6	$161.8	$34.8	21.5%
Incurred losses and LAE	148.0	112.1	35.9	32.0%
Commission and brokerage	32.4	31.8	0.6	1.8%
Other underwriting expenses	21.9	16.6	5.3	31.9%
Underwriting gain (loss)	$(5.6)	$1.4	$(7.0)	NM

				Point Chg
Loss ratio	75.3%	69.3%		6.0
Commission and brokerage ratio	16.5%	19.7%		(3.2)
Other underwriting expense ratio	11.0%	10.1%		0.9
Combined ratio	102.8%	99.1%		3.7

(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums increased by 11.5% to $254.5 million for the three months ended March 31, 2011 compared to $228.2 million for the three months ended March 31, 2010. This was primarily due to the acquisition of Heartland, which provided $38.7 million of premium in the current quarter, partially offset by the reduced participation on a large casualty program.  Net written premiums increased 21.1% to $214.3 million for the three months ended March 31, 2011 compared to $177.0 million for the same period in 2010 due to a decrease in premium volume related to programs with high levels of reinsurance.  Ceded premiums generally relate to specific reinsurance purchased and fluctuate based upon the level of premiums written in the individual reinsured programs.  Premiums earned increased 21.5% to $196.6 million for the three months ended March 31, 2011 compared to $161.8 million for the three months ended March 31, 2010.  The change in premiums earned is relatively consistent with the increase in net written premium.

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the Insurance segment for the periods indicated.

	Three Months Ended March 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2011
Attritional	$148.0	75.3%		$-	0.0%		$148.0	75.3%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
Total segment	$148.0	75.3%		$-	0.0%		$148.0	75.3%

2010
Attritional	$115.4	71.3%		$(3.3)	-2.1%		$112.1	69.3%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
Total segment	$115.4	71.3%		$(3.3)	-2.1%		$112.1	69.3%

Variance 2011/2010
Attritional	$32.6	4.0	pts	$3.3	2.1	pts	$35.9	6.0	pts
Catastrophes	-	-	pts	-	-	pts	-	-	pts
Total segment	$32.6	4.0	pts	$3.3	2.1	pts	$35.9	6.0	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 32.0% to $148.0 million for the three months ended March 31, 2011 compared to $112.1 million for the three months ended March 31, 2010. The increase was due to higher net premiums earned and an increase in the attritional loss ratio, year over year, which increased 4.0 points, due to a change in the mix of business and higher expected loss ratios on several programs, reflective of current market conditions.

Segment Expenses. Commission and brokerage increased by 1.8% to $32.4 million for the three months ended March 31, 2011 compared to $31.8 million for the three months ended March 31, 2010.  This increase was primarily the result of an increase in net premiums earned and changes in the mix of business.  Segment other underwriting expenses increased to $21.9 million for the three months ended March 31, 2011 compared to $16.6 million for the same period in 2010 primarily due to the expenses of the newly acquired Heartland.

Specialty Underwriting.
The following table presents the underwriting results and ratios for the Specialty Underwriting segment for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	2011	2010	Variance	% Change
Gross written premiums	$69.2	$65.9	$3.3	5.0%
Net written premiums	68.6	65.1	3.5	5.4%

Premiums earned	$71.9	$67.4	$4.5	6.6%
Incurred losses and LAE	46.9	45.7	1.2	2.5%
Commission and brokerage	15.5	16.8	(1.3)	-7.5%
Other underwriting expenses	2.0	2.0	0.1	2.7%
Underwriting gain (loss)	$7.5	$2.9	$4.5	154.2%

				Point Chg
Loss ratio	65.2%	67.8%		(2.6)
Commission and brokerage ratio	21.6%	24.9%		(3.3)
Other underwriting expense ratio	2.8%	2.9%		(0.1)
Combined ratio	89.6%	95.6%		(6.0)

(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums increased by 5.0% to $69.2 million for the three months ended March 31, 2011 compared to $65.9 million for the three months ended March 31, 2010, primarily due to an increase in A&H primary business for medical stop loss insurance and increased writings on special per risk reinsurance programs.  Correspondingly, net written premiums increased 5.4% to $68.6 million for the three months ended March 31, 2011 compared to $65.1 million for the three months ended March 31, 2010.  Premiums earned increased 6.6% to $71.9 million for the three months ended March 31, 2011 compared to $67.4 million for the same period in 2010, relatively consistent with the increase in net written premiums.

Incurred Losses and LAE.  The following table presents the incurred losses and LAE for the Specialty Underwriting segment for the periods indicated.

	Three Months Ended March 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2011
Attritional	$46.8	65.1%		$-	0.0%		$46.8	65.1%
Catastrophes	-	0.0%		0.1	0.1%		0.1	0.1%
Total segment	$46.8	65.1%		$0.1	0.1%		$46.9	65.2%

2010
Attritional	$44.2	65.5%		$-	0.0%		$44.2	65.5%
Catastrophes	-	0.0%		1.6	2.3%		1.6	2.3%
Total segment	$44.2	65.5%		$1.6	2.3%		$45.7	67.8%

Variance 2011/2010
Attritional	$2.6	(0.4)	pts	$-	-	pts	$2.6	(0.4)	pts
Catastrophes	-	-	pts	(1.5)	(2.2)	pts	(1.5)	(2.2)	pts
Total segment	$2.6	(0.4)	pts	$(1.5)	(2.2)	pts	$1.2	(2.6)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 2.5% to $46.9 million for the three months ended March 31, 2011 compared to $45.7 million for the three months ended March 31, 2010, due primarily to an increase in net premiums earned and changes in the mix of business.

Segment Expenses. Commission and brokerage decreased 7.5% to $15.5 million for the three months ended March 31, 2011 compared to $16.8 million for the same period in 2010.  This decrease was primarily due to changes in the mix of business, with a higher level of primary A&H business, which carries a lower commission ratio. Segment other underwriting expenses remained flat at $2.0 million for the three months ended March 31, 2011 compared to the same period in 2010.

International.
The following table presents the underwriting results and ratios for the International segment for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	2011	2010	Variance	% Change
Gross written premiums	$308.8	$275.4	$33.5	12.2%
Net written premiums	304.5	275.3	29.2	10.6%

Premiums earned	$316.3	$276.6	$39.7	14.4%
Incurred losses and LAE	604.7	427.6	177.1	41.4%
Commission and brokerage	78.4	64.9	13.5	20.8%
Other underwriting expenses	6.4	6.4	0.1	0.9%
Underwriting gain (loss)	$(373.3)	$(222.3)	$(151.0)	67.9%

				Point Chg
Loss ratio	191.2%	154.6%		36.6
Commission and brokerage ratio	24.8%	23.5%		1.3
Other underwriting expense ratio	2.0%	2.3%		(0.3)
Combined ratio	218.0%	180.4%		37.6

(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums increased by 12.2% to $308.8 million for the three months ended March 31, 2011 compared to $275.4 million for the three months ended March 31, 2010, due to continued strong growth in premiums written through the Brazil, Miami and New Jersey offices, a $13.8 million increase; Asia, a $11.0 million increase; and Canada, a $8.6 million increase; resulting from both new business and rate increases in select areas, in particular those that have recently been affected by catastrophe loss activity.  Net written premiums increased by 10.6% to $304.5 million for the three months ended March 31, 2011 compared to $275.3 million for the same period in 2010, principally as a result of the increase in gross written premiums.  Premiums earned increased 14.4% to $316.3 million for the three months ended March 31, 2011 compared to $276.6 million for the same period in 2010, consistent with the trend noted for net written premiums.

Incurred Losses and LAE.  The following table presents the incurred losses and LAE for the International segment for the periods indicated.

	Three Months Ended March 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2011
Attritional	$165.2	52.3%		$(5.0)	-1.6%		$160.2	50.7%
Catastrophes	441.1	139.4%		3.5	1.1%		444.5	140.5%
Total segment	$606.3	191.7%		$(1.5)	-0.5%		$604.7	191.2%

2010
Attritional	$162.0	58.6%		$(0.2)	-0.1%		$161.8	58.5%
Catastrophes	267.0	96.5%		(1.2)	-0.4%		265.8	96.1%
Total segment	$429.0	155.1%		$(1.4)	-0.5%		$427.6	154.6%

Variance 2011/2010
Attritional	$3.2	(6.3)	pts	$(4.8)	(1.5)	pts	$(1.6)	(7.8)	pts
Catastrophes	174.1	42.9	pts	4.7	1.5	pts	178.7	44.4	pts
Total segment	$177.3	36.6	pts	$(0.1)	-	pts	$177.1	36.6	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased 41.4% to $604.7 million for the three months ended March 31, 2011 compared to $427.6 million for the three months ended March 31, 2010.  The increase was principally due to a $174.1 million (42.9 points) increase in current year catastrophes related to the Japan earthquake, the New Zealand earthquake and the Australia floods.  The current year attritional loss ratio was down to 52.3% for the three months ended March 31, 2011 from 58.6% for the three months ended March 31, 2010, primarily due to a shift in the mix of business with a lower level of quota share business, which generally carries a higher loss ratio.

Segment Expenses. Commission and brokerage increased 20.8% to $78.4 million for the three months ended March 31, 2011 compared to $64.9 million for the three months ended March 31, 2010.  The increase was primarily in line with the increase in premiums earned.  Segment other underwriting expenses remained flat at $6.4 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.

Bermuda.
The following table presents the underwriting results and ratios for the Bermuda segment for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	2011	2010	Variance	% Change
Gross written premiums	$178.5	$207.5	$(29.0)	-14.0%
Net written premiums	178.6	207.6	(29.0)	-14.0%

Premiums earned	$162.4	$184.7	$(22.3)	-12.1%
Incurred losses and LAE	203.9	167.7	36.2	21.6%
Commission and brokerage	40.6	41.9	(1.3)	-3.2%
Other underwriting expenses	6.7	6.2	0.5	8.2%
Underwriting gain (loss)	$(88.8)	$(31.1)	$(57.7)	185.5%

				Point Chg
Loss ratio	125.5%	90.8%		34.7
Commission and brokerage ratio	25.0%	22.7%		2.3
Other underwriting expense ratio	4.2%	3.3%		0.9
Combined ratio	154.7%	116.8%		37.9

(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums decreased 14.0% to $178.5 million for the three months ended March 31, 2011 compared to $207.5 million for the same period in 2010, primarily due to reduced participations and non-renewal of U.K. property business and property catastrophe business, where rate increases were not achieved, partially offset by higher reinstatement premiums for catastrophe excess of loss business.  Net written premiums decreased 14.0% to $178.6 million for the three months ended March 31, 2011 compared to $207.6 million for the three months ended March 31, 2010, in line with the decrease in gross written premiums.  Premiums earned decreased 12.1% to $162.4 million for the three months ended March 31, 2011 compared to $184.7 million for the three months ended March 31, 2010.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following table presents the incurred losses and LAE for the Bermuda segment for the periods indicated.

	Three Months Ended March 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2011
Attritional	$94.5	58.2%		$3.9	2.4%		$98.4	60.6%
Catastrophes	110.0	67.7%		(4.5)	-2.8%		105.5	64.9%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$204.5	125.9%		$(0.6)	-0.4%		$203.9	125.5%

2010
Attritional	$107.3	58.1%		$4.2	2.3%		$111.5	60.4%
Catastrophes	60.0	32.5%		(3.8)	-2.1%		56.2	30.4%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$167.3	90.6%		$0.4	0.2%		$167.7	90.8%

Variance 2011/2010
Attritional	$(12.8)	0.1	pts	$(0.3)	0.1	pts	$(13.1)	0.2	pts
Catastrophes	50.0	35.2	pts	(0.7)	(0.7)	pts	49.3	34.5	pts
A&E	-	-	pts	-	-	pts	-	-	pts
Total segment	$37.2	35.3	pts	$(1.0)	(0.6)	pts	$36.2	34.7	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased 21.6% to $203.9 million for the three months ended March 31, 2011 compared to $167.7 million for the same period in 2010.  The increase was primarily due to current year catastrophe losses from the Japan earthquake, New Zealand earthquake and Australia floods, partially offset by a decline in attritional losses resulting primarily from the decline in premiums earned.

Segment Expenses. Commission and brokerage decreased 3.2% to $40.6 million for the three months ended March 31, 2011 compared to $41.9 million for the same period in 2010.  The decrease was due to a combination of lower premiums earned, an increased mix of lower commission business and higher reinstatement premiums, which do not have a corresponding commission expense.  Segment other underwriting expenses increased to $6.7 million for the three months ended March 31, 2011 compared to $6.2 million for the three months ended March 31, 2010.  The increase was primarily the result of expanded operations in Ireland.

FINANCIAL CONDITION

Cash and Invested Assets.  Aggregate invested assets, including cash and short-term investments, were $15,365.8 million at March 31, 2011, an increase of $0.8 million compared to $15,365.0 million at December 31, 2010.  This increase was primarily the result of $188.1 million of cash flows from operations, $75.0 million due to fluctuations in foreign currencies, $35.7 million in equity adjustments of our limited partnership investments and $36.5 million in fair value re-measurements, partially offset by $127.9 million of unsettled securities, $63.1 million due to the cost of businesses acquired, $37.6 million paid for share repurchases, $34.6 million of unrealized depreciation, $26.0 million paid out in dividends to shareholders and $10.0 million paid out in revolving credit.

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

For the portion needed to satisfy global outstanding liabilities, we generally invest in taxable and tax-preferenced fixed income securities with an average credit quality of Aa3.  For the U.S. portion of this portfolio, our mix of taxable and tax-preferenced investments is adjusted periodically, consistent with our current and projected U.S. operating results, market conditions and our tax position.  This global fixed maturity securities portfolio is externally managed by an independent, professional investment manager using portfolio guidelines approved by us.

Over the past few years and particularly in 2010, we have expanded the allocation of our investments funded by shareholders’ equity to include:  1) a greater percentage of publicly traded equity securities, 2) emerging market fixed maturities through mutual fund structures, 3) high yield fixed maturities, 4) bank loan securities and 5) private equity limited partnership investments.  The objective of this portfolio diversification is to enhance the risk-adjusted total return of the investment portfolio by allocating a prudent portion of the portfolio to higher return asset classes, which are also less subject to changes in value with movements in interest rates.  We limit our allocation to these asset classes because of 1) the potential for volatility in their values and 2) the impact of these investments on regulatory and rating agency capital adequacy models.  We use investment managers experienced in these markets and adjust our allocation to these investments based upon market conditions.  At March 31, 2011, the market value of investments in these investment market sectors, carried at both market and fair value, approximated 44% of shareholders’ equity.

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

The tables below summarize the composition and characteristics of our investment portfolio as of the dates indicated.

(Dollars in millions)	At March 31, 2011		At December 31, 2010
Fixed maturities, market value	$12,442.9	81.0%	$12,450.5	81.0%
Fixed maturities, fair value	143.7	0.9%	180.5	1.2%
Equity securities, market value	423.8	2.8%	363.7	2.4%
Equity securities, fair value	835.3	5.4%	721.4	4.7%
Short-term investments	653.6	4.3%	785.3	5.1%
Other invested assets	582.4	3.8%	605.2	3.9%
Cash	284.1	1.8%	258.4	1.7%
Total investments and cash	$15,365.8	100.0%	$15,365.0	100.0%

(Some amounts may not reconcile due to rounding.)

	At	At
	March 31, 2011	December 31, 2010
Fixed income portfolio duration (years)	3.7	3.8
Fixed income composite credit quality	Aa3	Aa2
Imbedded end of period yield, pre-tax	3.9%	3.9%
Imbedded end of period yield, after-tax	3.4%	3.5%

The following table provides a comparison of our total return by asset class relative to broadly accepted industry benchmarks for the periods indicated.

	Three Months Ended	Twelve Months Ended
	March 31, 2011	December 31, 2010
Fixed income portfolio total return	0.5%	5.3%
Barclay's Capital - U.S. aggregate index	0.4%	6.5%

Common equity portfolio total return	3.9%	15.4%
S&P 500 index	5.9%	15.1%

Other invested asset portfolio total return	8.5%	18.7%

Reinsurance Receivables.  Reinsurance receivables for both paid and recoverable on unpaid losses totaled $688.6 million at March 31, 2011 and $684.7 million at December 31, 2010.  At March 31, 2011, $187.9 million, or 27.3%, was receivable from C.V. Starr (Bermuda); $100.0 million, or 14.5%, was receivable from Continental Insurance Company; $99.4 million, or 14.4% was receivable from Transatlantic Reinsurance Company; $49.7 million, or 7.2%, was receivable from Munich Reinsurance Company and $44.7 million, or 6.5%, was receivable from Berkley Insurance Company.  The receivable from C.V. Starr (Bermuda) is fully collateralized by a trust agreement.  The receivable from Continental Insurance Company is collateralized by a funds held arrangement under which we have retained the premiums earned by the retrocessionaire to secure obligations of the retrocessionaire, recorded them as a liability, credited interest on the balances at a stated contractual rate and reduced the liability account as payments became due.  No other retrocessionaire accounted for more than 5% of our receivables.

Loss and LAE Reserves.  Gross loss and LAE reserves totaled $9,969.2 million at March 31, 2011 and $9,340.2 million at December 31, 2010.

The following tables summarize gross outstanding loss and LAE reserves by segment, classified by case reserves and IBNR reserves, for the periods indicated.

	At March 31, 2011
	Case	IBNR	Total	% of
(Dollars in millions)	Reserves	Reserves	Reserves	Total
U.S. Reinsurance	$1,249.0	$1,750.6	$2,999.6	30.1%
Insurance	847.5	1,196.8	2,044.3	20.5%
Specialty Underwriting	232.9	195.6	428.5	4.3%
International	963.2	1,130.4	2,093.6	21.0%
Bermuda	807.8	1,059.6	1,867.4	18.7%
Total excluding A&E	4,100.5	5,332.9	9,433.4	94.6%
A&E	283.4	252.3	535.8	5.4%
Total including A&E	$4,383.9	$5,585.3	$9,969.2	100.0%

(Some amounts may not reconcile due to rounding.)

	At December 31, 2010
	Case	IBNR	Total	% of
(Dollars in millions)	Reserves	Reserves	Reserves	Total
U.S. Reinsurance	$1,293.3	$1,672.7	$2,966.0	31.8%
Insurance	859.6	1,142.0	2,001.6	21.4%
Specialty Underwriting	237.1	193.8	430.9	4.6%
International	945.8	711.6	1,657.4	17.7%
Bermuda	788.2	941.3	1,729.5	18.5%
Total excluding A&E	4,123.9	4,661.5	8,785.4	94.1%
A&E	290.4	264.4	554.8	5.9%
Total including A&E	$4,414.4	$4,925.8	$9,340.2	100.0%

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

	Three Months Ended
	March 31,
(Dollars in millions)	2011	2010
Gross Basis:
Beginning of period reserves	$554.8	$638.7
Incurred losses	-	-
Paid losses	(19.0)	(13.5)
End of period reserves	$535.8	$625.2

Net Basis:
Beginning of period reserves	$532.9	$613.1
Incurred losses	-	-
Paid losses	(18.2)	(12.9)
End of period reserves	$514.7	$600.2

(Some amounts may not reconcile due to rounding.)

At March 31, 2011, the gross reserves for A&E losses were comprised of $132.5 million representing case reserves reported by ceding companies, $113.7 million representing additional case reserves established by us on assumed reinsurance claims, $37.3 million representing case reserves established by us on direct excess insurance claims, including Mt. McKinley, and $252.3 million representing IBNR reserves.

With respect to asbestos only, at March 31, 2011, we had gross asbestos loss reserves of $512.7 million, or 95.7%, of total A&E reserves, of which $409.6 million was for assumed business and $103.1 million was for direct business.

Industry analysts use the “survival ratio” to compare the A&E reserves among companies with such liabilities.  The survival ratio is typically calculated by dividing a company’s current net reserves by the three year average of annual paid losses.  Hence, the survival ratio equals the number of years that it would take to exhaust the current reserves if future loss payments were to continue at historical levels.  Using this measurement, our net three year asbestos survival ratio was 4.9 years at March 31, 2011.  These metrics can be skewed by individual large settlements occurring in the prior three years and therefore, may not be indicative of the timing of future payments.

Because the survival ratio was developed as a comparative measure of reserve strength and does not indicate absolute reserve adequacy, we consider, but do not rely on, the survival ratio when evaluating our reserves.  In particular, we note that year to year loss payment variability can be material.  This is due, in part, to our orientation to negotiated settlements, particularly on our Mt. McKinley exposures, which significantly reduces the credibility and utility of this measure as an analytical tool.  In the first quarter of 2011, we made asbestos net claim payments of $0.4 million to Mt McKinley high profile claimants where the claim was either closed or a settlement had been reached.  Such payments, which are non-repetitive, distort downward our three year survival ratio.  Adjusting for such settlements, recognizing that total settlements are generally considered fully reserved to an agreed settlement, we consider that our adjusted asbestos survival ratio for net unsettled claims is 8.1 years, which is better than prevailing industry norms.

Shareholders’ Equity.  Our shareholders’ equity decreased to $5,914.2 million as of March 31, 2011 from $6,283.5 million as of December 31, 2010.  This decrease was the result of $315.9 million in net loss, repurchasing 428,038 common shares for $37.6 million, $26.0 million of shareholder dividends and unrealized depreciation on investments, net of tax, of $24.5 million, partially offset by $28.8 million of foreign currency translation adjustments, share-based compensation transactions of $5.1 million and $0.7 million of benefit plan obligation adjustments.

LIQUIDITY AND CAPITAL RESOURCES

Capital.  Our business operations are in part dependent on our financial strength and financial strength ratings, and the market’s perception of our financial strength, as measured by shareholders’ equity, which was $5,914.2 million at March 31, 2011 and $6,283.5 million at December 31, 2010.  On March 13, 2009, Everest Re and Everest National, wholly-owned indirect subsidiaries of the Company, received notification of a one level ratings downgrade by Standard & Poor’s.  On April 7, 2010, Standard & Poor’s upgraded the Company’s debt ratings one level.  We continue to possess significant financial flexibility and access to the debt and equity markets as a result of our perceived financial strength, as evidenced by the financial strength ratings as assigned by independent rating agencies.

From time to time, we have used open market share repurchases to adjust our capital position and enhance long term expected returns to our shareholders.  On July 21, 2008, our existing authorization to purchase up to 5 million of our shares was amended to authorize the purchase of up to 10 million shares.  On February 24, 2010, our existing authorization to purchase up to 10 million of our shares was amended to authorize the purchase of up to 15 million shares.  As of March 31, 2011, we had repurchased 12.0 million shares under this authorization.

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

For the portion needed to satisfy global outstanding liabilities, we generally invest in taxable and tax-preferenced fixed income securities with an average credit quality of Aa3.  For the U.S. portion of this portfolio, our mix of taxable and tax-preferenced investments is adjusted periodically, consistent with our current and projected U.S. operating results, market conditions and our tax position.  This global fixed maturity securities portfolio is externally managed by an independent, professional investment manager using portfolio guidelines approved by us.

Over the past few years and particularly in 2010, we have expanded the allocation of our investments funded by shareholders’ equity to include:  1) a greater percentage of publicly traded equity securities, 2) emerging market fixed maturities through mutual fund structures, 3) high yield fixed maturities, 4) bank loan securities and 5) private equity limited partnership investments.  The objective of this portfolio diversification is to enhance the risk-adjusted total return of the investment portfolio by allocating a prudent portion of the portfolio to higher return asset classes, which are also less subject to changes in value with movements in interest rates.  We limit our allocation to these asset classes because of 1) the potential for volatility in their values and 2) the impact of these investments on regulatory and rating agency capital adequacy models.  We use investment managers experienced in these markets and adjust our allocation to these investments based upon market conditions.  At March 31, 2011, the market value of investments in these investment market sectors, carried at both market and fair value, approximated 44% of shareholders’ equity.

Our liquidity requirements are generally met from positive cash flow from operations.  Positive cash flow results from reinsurance and insurance premiums being collected prior to disbursements for claims, which disbursements generally take place over an extended period after the collection of premiums, sometimes a period of many years.  Collected premiums are generally invested, prior to their use in such disbursements, and investment income provides additional funding for loss payments.  Our net cash flows from operating activities were $188.1 million and $271.3 million for the three months ended March 31, 2011 and 2010, respectively.  Additionally, these cash flows reflected a net tax payment of $11.9 million and $12.8 million for the three months ended March 31, 2011 and 2010, respectively; net catastrophe loss payments of

$113.6 million and $50.9 million for the three months ended March 31, 2011 and 2010, respectively; and net A&E payments of $18.2 million and $12.9 million for three months ended March 31, 2011 and 2010, respectively.

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

As the timing of payments for claims and benefits cannot be predicted with certainty, we maintain portfolios of long term invested assets with varying maturities, along with short-term investments that provide additional liquidity for payment of claims.  At March 31, 2011 and December 31, 2010, we held cash and short-term investments of $937.8 million and $1,043.7 million, respectively.  All of our short-term investments are readily marketable and can be converted to cash.  In addition to these cash and short-term investments, at March 31, 2011, we had $527.4 million of available for sale fixed maturity securities maturing within one year or less, $4,383.8 million maturing within one to five years and $4,884.5 million maturing after five years.  Our $1,259.1 million of equity securities are comprised primarily of publicly traded securities that can be easily liquidated.  We believe that these fixed maturity and equity securities, in conjunction with the short-term investments and positive cash flow from operations, provide ample sources of liquidity for the expected payment of losses in the near future.  We do not anticipate selling securities or using available credit facilities to pay losses and LAE but have the ability to do so.  Sales of securities might result in realized capital gains or losses.  At March 31, 2011 we had $403.6 million of net pre-tax unrealized appreciation, comprised of $508.1 million of pre-tax unrealized appreciation and $104.5 million of pre-tax unrealized depreciation.

Management expects annual positive cash flow from operations, which in general reflects the strength of overall pricing, to persist over the near term, absent any unusual catastrophe activity.  Due to the significant catastrophe losses in the first quarter of 2011, cash flow from operations may be slightly negative in the near term as these losses are paid.  In the intermediate and long term, our cash flow from operations will be impacted to the extent by which competitive pressures affect overall pricing in our markets and by which our premium receipts are impacted from our strategy of emphasizing underwriting profitability over premium volume.

Effective July 27, 2007, Group, Bermuda Re and Everest International entered into a five year, $850.0 million senior credit facility with a syndicate of lenders referred to as the “Group Credit Facility”.  Wells Fargo Corporation (“Wells Fargo Bank”) is the administrative agent for the Group Credit Facility, which consists of two tranches.  Tranche one provides up to $350.0 million of unsecured revolving credit for liquidity and general corporate purposes, and for the issuance of unsecured standby letters of credit.  The interest on the revolving loans shall, at the Company’s option, be either (1) the Base Rate (as defined below) or (2) an adjusted London Interbank Offered Rate (“LIBOR”) plus a margin.  The Base Rate is the higher of (a) the prime commercial lending rate established by Wells Fargo Bank or (b) the Federal Funds Rate plus 0.5% per annum. The amount of margin and the fees payable for the Group Credit Facility depends on Group’s senior unsecured debt rating.  Tranche two exclusively provides up to $500.0 million for the issuance of standby letters of credit on a collateralized basis.

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth.  Minimum net worth is an amount equal to the sum of $3,575.4 million plus 25% of consolidated net income for each of Group’s fiscal quarters, for which statements are available ending on or after January 1, 2007 and for which consolidated net income is positive, plus 25% of any increase in consolidated net worth during such period attributable to the issuance of ordinary and preferred shares, which at March 31, 2011, was $4,227.5 million.  As of March 31, 2011, the Company was in compliance with all Group Credit Facility covenants.

At March 31, 2011, the Group Credit Facility had no outstanding letters of credit under tranche one and $401.4 million outstanding letters of credit under tranche two.  At December 31, 2010, the Group Credit Facility had no outstanding letters of credit under tranche one and $406.4 million outstanding letters of credit under tranche two.

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

The Holdings Credit Facility requires Holdings to maintain a debt to capital ratio of not greater than 0.35 to 1 and Everest Reinsurance Company (“Everest Re”) to maintain its statutory surplus at $1.5 billion plus 25% of future aggregate net income and 25% of future aggregate capital contributions after December 31, 2005, which at March 31, 2011, was $1,992.6 million.  As of March 31, 2011, Holdings was in compliance with all Holdings Credit Facility covenants.

At March 31, 2011, the Company had outstanding $40.0 million of short-term borrowings from the Holdings Credit Facility revolving credit line, with a maturity dates ranging from 6/06/2011 to 6/28/2011.  These short-term borrowings can be paid either through renewal with a one, two, three or six month term; or out of available liquidity.  The highest amount outstanding in short-term borrowings was $50.0 million and $133.0 million for the periods from January 1, 2011 to January 18, 2011 and June 15, 2010 to August 9, 2010, respectively.  In addition, at March 31, 2011 and December 31, 2010, the Holdings Credit Facility had outstanding letters of credit of $9.5 million.

Costs incurred in connection with the Group Credit Facility and the Holdings Credit Facility were $0.5 million and $0.4 million for the three months ended March 31, 2011 and 2010, respectively.

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

Interest Rate Risk.  Our $15.4 billion investment portfolio, at March 31, 2011, is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations and some foreign exchange rate risk.  The impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity securities portfolio, including short-term investments, from a change in market interest rates.  In a declining interest rate environment, it includes prepayment risk on the $2,440.8 million of mortgage-backed securities in the $12,586.6 million fixed maturity portfolio.  Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The table below displays the potential impact of market value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $653.6 million of short-term investments) for the period indicated based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates.  For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually.  To generate appropriate price estimates on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account.  For legal entities with a non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios.

	Impact of Interest Rate Shift in Basis Points
	At March 31, 2011
	-200	-100	0	100	200
(Dollars in millions)
Total Market/Fair Value	$14,138.8	$13,705.2	$13,240.2	$12,719.6	$12,210.2
Market/Fair Value Change from Base (%)	6.8%	3.5%	0.0%	-3.9%	-7.8%
Change in Unrealized Appreciation
After-tax from Base ($)	$727.8	$376.0	$-	$(425.1)	$(842.3)

We had $9,969.2 million and $9,340.2 million of gross reserves for losses and LAE as of March 31, 2011 and December 31, 2010, respectively.  These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money.  Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value.  As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases.  These movements are the opposite of the interest rate impacts on the fair value of investments.  While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid.  Our loss and loss reserve obligations have an expected duration of approximately 3.8 years, which is reasonably consistent with our fixed income portfolio.  If we were to discount our loss and LAE reserves, net of $0.7 billion of reinsurance receivables on unpaid losses, the discount would be approximately $1.4 billion resulting in a discounted reserve balance of approximately $7.6 billion, representing approximately 57.3% of the market value of the fixed maturity investment portfolio funds.

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

	Impact of Percentage Change in Equity Fair/Market Values
	At March 31, 2011
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$1,007.3	$1,133.2	$1,259.1	$1,385.0	$1,510.9
After-tax Change in Fair/Market Value	(192.5)	(96.2)	-	96.2	192.5

Foreign Currency Risk.  Foreign currency risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates.  Each of our non-U.S./Bermuda (“foreign”) operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines.  Each foreign operation may conduct business in its local currency, as well as the currency of other countries in which it operates.  The primary foreign currency exposures for these foreign operations are the Canadian Dollar, the British Pound Sterling and the Euro.  We mitigate foreign exchange exposure by generally matching the currency and duration of our assets to our corresponding operating liabilities.  In accordance with FASB guidance, we translate the assets, liabilities and income of non-U.S. dollar functional currency legal entities to the U.S. dollar.  This translation amount is reported as a component of other comprehensive income.  As of March 31, 2011 there has been no material change in exposure to foreign exchange rates as compared to December, 31, 2010.

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

We sold six equity index put option contracts, based on the S&P 500 index, for total consideration, net of commissions, of $22.5 million.  At March 31, 2011, fair value for these equity index put option contracts was $45.1 million.  These equity index put option contracts each have a single exercise date, with maturities ranging from 12 to 30 years and strike prices ranging from $1,141.21 to $1,540.63.  The S&P 500 index value at March 31, 2011 was $1,325.83.  No amounts will be payable under these equity index put option contracts if the S&P 500 index is at, or above, the strike prices on the exercise dates, which fall between June 2017 and March 2031.  If the S&P 500 index is lower than the strike price on the applicable exercise date, the amount due would vary proportionately with the percentage by which the index is below the strike price.  Based on historical index volatilities and trends and the March 31, 2011 S&P 500 index value, we estimate the probability that each equity index put option contract of the S&P 500 index falling below the strike price on the exercise date to be less than 34%.  The theoretical maximum payouts under the equity index put option contracts would occur if on each of the exercise dates the S&P 500 index value were zero.  At March 31, 2011, the present value of these theoretical maximum payouts using a 6% discount factor was $273.1 million.

We sold one equity index put option contract based on the FTSE 100 index for total consideration, net of commissions, of $6.7 million.  At March 31, 2011, fair value for this equity index put option contract was $5.8 million.  This equity index put option contract has an exercise date of July 2020 and a strike price of ₤5,989.75.  The FTSE 100 index value at March 31, 2011 was ₤5,908.80.  No amount will be payable under this equity index put option contract if the FTSE 100 index is at, or above, the strike price on the exercise date.  If the FTSE 100 index is lower than the strike price on the exercise date, the amount due will vary proportionately with the percentage by which the index is below the strike price.  Based on historical index volatilities and trends and the March 31, 2011 FTSE 100 index value, we estimate the probability that the equity index put option contract of the FTSE 100 index will fall below the strike price on the exercise date to be less than 33%.  The theoretical maximum payout under the equity index put option contract would occur if on the exercise date the FTSE 100 index value was zero.  At March 31, 2011, the present value of the theoretical maximum payout using a 6% discount factor and current exchange rate was $30.7 million.

Because the equity index put option contracts meet the definition of a derivative, we report the fair value of these instruments in our consolidated balance sheets as a liability and record any changes to fair value in our consolidated statements of operations and comprehensive income (loss) as a net derivative gain (loss).  Our financial statements reflect fair values for our obligations on these equity index put option contracts at March 31, 2011, of $50.9 million and at December 31, 2010, of $58.5 million; even though it may not be likely that the ultimate settlement of these transactions would require a payment that would exceed the initial consideration received, or any payment at all.

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

	Equity Indices Put Options Obligation – Sensitivity Analysis
(Dollars in millions)	At March 31, 2011
Interest Rate Shift in Basis Points:	-200	-100	0	100	200
Total Fair Value	$87.6	$67.0	$50.9	$38.6	$29.1
Fair Value Change from Base (%)	-72.0%	-31.4%	0.0%	24.2%	42.8%

Equity Indices Shift in Points (S&P 500/FTSE 100):	-500/-2000	-250/-1000	0	250/1000	500/2000
Total Fair Value	$102.2	$71.6	$50.9	$36.9	$27.2
Fair Value Change from Base (%)	-100.7%	-40.5%	0.0%	27.5%	46.5%

Combined Interest Rate /	-200/	-100/		100/	200/
Equity Indices Shift (S&P 500/FTSE 100):	-500/-2000	-250/-1000	0/0	250/1000	500/2000
Total Fair Value	$157.5	$91.6	$50.9	$27.3	$14.1
Fair Value Change from Base (%)	-209.1%	-79.7%	0.0%	46.4%	72.3%

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

ITEM 1A.  RISK FACTORS

No material changes.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities.

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares (or
			Purchased as Part	Units) that May Yet
	Total Number of		of Publicly	Be Purchased Under
	Shares (or Units)	Average Price Paid	Announced Plans or	the Plans or
Period	Purchased	per Share (or Unit)	Programs	Programs (1)
January 1 - 31, 2011	0	$-	0	3,404,991
February 1 - 28, 2011	298,930	$87.9198	281,501	3,123,490
March 1 - 31, 2011	146,537	$87.7404	146,537	2,976,953
Total	445,467	$-	428,038	2,976,953

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

Dated:  May 10, 2011