Form 10-Q
period 2011-06-30
EVEREST RE GROUP LTD
filed 2011-08-09
CIK 1095073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2011	Commission file number: 1-15731

EVEREST RE GROUP, LTD.
(Exact name of registrant as specified in its charter)

Bermuda	98-0365432
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

Large accelerated filer	X	Accelerated filer
Non-accelerated filer		Smaller reporting company
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Class	At August 1, 2011
Common Shares, $0.01 par value	54,349,548

EVEREST RE GROUP, LTD

Form 10-Q

Page
PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

PART I

ITEM 1.  FINANCIAL STATEMENTS

EVEREST RE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Dollars and share amounts in thousands, except par value per share)	2011	2010
	(unaudited)
ASSETS:
Fixed maturities - available for sale, at market value	$12,456,773	$12,450,469
(amortized cost: 2011, $11,924,068; 2010, $12,011,336)
Fixed maturities - available for sale, at fair value	128,337	180,482
Equity securities - available for sale, at market value (cost: 2011, $452,942; 2010, $363,283)	461,503	363,736
Equity securities - available for sale, at fair value	1,012,214	721,449
Short-term investments	784,681	785,279
Other invested assets (cost: 2011, $581,803; 2010, $603,681)	581,588	605,196
Cash	411,523	258,408
Total investments and cash	15,836,619	15,365,019
Accrued investment income	144,322	148,990
Premiums receivable	1,007,428	844,832
Reinsurance receivables	693,952	684,718
Funds held by reinsureds	350,595	379,616
Deferred acquisition costs	352,067	383,769
Prepaid reinsurance premiums	95,210	133,007
Deferred tax asset	129,605	149,101
Federal income taxes recoverable	158,943	147,988
Other assets	235,176	170,931
TOTAL ASSETS	$19,003,917	$18,407,971

LIABILITIES:
Reserve for losses and loss adjustment expenses	$10,145,655	$9,340,183
Future policy benefit reserve	62,608	63,002
Unearned premium reserve	1,348,332	1,455,219
Funds held under reinsurance treaties	100,544	99,213
Commission reserves	37,330	45,936
Other net payable to reinsurers	20,136	47,519
Revolving credit borrowings	40,000	50,000
5.4% Senior notes due 10/15/2014	249,835	249,812
6.6% Long term notes due 5/1/2067	238,352	238,351
Junior subordinated debt securities payable	329,897	329,897
Accrued interest on debt and borrowings	4,789	4,793
Equity index put option liability	54,313	58,467
Other liabilities	219,568	142,062
Total liabilities	12,851,359	12,124,454

Commitments and contingencies (Note 8)

SHAREHOLDERS' EQUITY:
Preferred shares, par value: $0.01; 50,000 shares authorized;
no shares issued and outstanding	-	-
Common shares, par value: $0.01; 200,000 shares authorized; (2011) 66,363
and (2010) 66,017 outstanding before treasury shares	664	660
Additional paid-in capital	1,878,242	1,863,031
Accumulated other comprehensive income (loss), net of deferred income tax expense
(benefit) of $121,456 at 2011 and $102,868 at 2010	460,403	332,258
Treasury shares, at cost; 12,017 shares (2011) and 11,589 shares (2010)	(1,019,091)	(981,480)
Retained earnings	4,832,340	5,069,048
Total shareholders' equity	6,152,558	6,283,517
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$19,003,917	$18,407,971

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share amounts)	2011	2010	2011	2010
	(unaudited)		(unaudited)
REVENUES:
Premiums earned	$1,039,835	$989,899	$2,051,281	$1,917,201
Net investment income	158,618	165,731	337,323	327,230
Net realized capital gains (losses):
Other-than-temporary impairments on fixed maturity securities	-	-	(14,767)	-
Other-than-temporary impairments on fixed maturity securities
transferred to other comprehensive income (loss)	-	-	-	-
Other net realized capital gains (losses)	(4,845)	(41,693)	22,078	31,025
Total net realized capital gains (losses)	(4,845)	(41,693)	7,311	31,025
Net derivative gain (loss)	(3,371)	(22,304)	4,154	(19,250)
Other income (expense)	(13,446)	7,798	(16,833)	13,137
Total revenues	1,176,791	1,099,431	2,383,236	2,269,343

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	735,789	643,948	1,985,565	1,550,804
Commission, brokerage, taxes and fees	237,374	236,493	473,831	449,155
Other underwriting expenses	45,897	41,747	90,853	80,691
Corporate expenses	3,790	3,887	7,718	8,462
Interest, fees and bond issue cost amortization expense	13,116	13,016	26,114	29,658
Total claims and expenses	1,035,966	939,091	2,584,081	2,118,770

INCOME (LOSS) BEFORE TAXES	140,825	160,340	(200,845)	150,573
Income tax expense (benefit)	9,513	3,667	(16,263)	16,552

NET INCOME (LOSS)	$131,312	$156,673	$(184,582)	$134,021
Other comprehensive income (loss), net of tax	123,066	65,889	128,145	94,828

COMPREHENSIVE INCOME (LOSS)	$254,378	$222,562	$(56,437)	$228,849

EARNINGS PER COMMON SHARE:
Basic	$2.42	$2.70	$(3.40)	$2.29
Diluted	2.41	2.70	(3.40)	2.28
Dividends declared	0.48	0.48	0.96	0.96

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except share and dividends per share amounts)	2011	2010	2011	2010
	(unaudited)		(unaudited)
COMMON SHARES (shares outstanding):
Balance, beginning of period	54,224,433	58,922,474	54,428,168	59,317,741
Issued during the period, net	121,783	37	346,086	167,076
Treasury shares acquired	-	(2,680,492)	(428,038)	(3,242,798)
Balance, end of period	54,346,216	56,242,019	54,346,216	56,242,019

COMMON SHARES (par value):
Balance, beginning of period	$662	$660	$660	$658
Issued during the period, net	2	-	4	2
Balance, end of period	664	660	664	660

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	1,868,153	1,849,441	1,863,031	1,845,181
Share-based compensation plans	10,089	3,717	15,211	7,977
Balance, end of period	1,878,242	1,853,158	1,878,242	1,853,158

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS),
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	337,337	300,977	332,258	272,038
Net increase (decrease) during the period	123,066	65,889	128,145	94,828
Balance, end of period	460,403	366,866	460,403	366,866

RETAINED EARNINGS:
Balance, beginning of period	4,727,109	4,515,835	5,069,048	4,566,771
Net income (loss)	131,312	156,673	(184,582)	134,021
Dividends declared ($0.48 per quarter and $0.96 year-to-date
per share in 2011 and 2010)	(26,081)	(27,556)	(52,126)	(55,840)
Balance, end of period	4,832,340	4,644,952	4,832,340	4,644,952

TREASURY SHARES AT COST:
Balance, beginning of period	(1,019,091)	(629,958)	(981,480)	(582,926)
Purchase of treasury shares	-	(200,079)	(37,611)	(247,111)
Balance, end of period	(1,019,091)	(830,037)	(1,019,091)	(830,037)

TOTAL SHAREHOLDERS' EQUITY, END OF PERIOD	$6,152,558	$6,035,599	$6,152,558	$6,035,599

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2011	2010	2011	2010
	(unaudited)		(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$131,312	$156,673	$(184,582)	$134,021
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable	(35,074)	2,624	(153,497)	(5,135)
Decrease (increase) in funds held by reinsureds, net	22,645	(11,156)	39,488	(13,585)
Decrease (increase) in reinsurance receivables	537	(29,147)	17,755	(62,291)
Decrease (increase) in deferred tax asset	(17,582)	(11,853)	1,658	(5,064)
Decrease (increase) in prepaid reinsurance premiums	22,319	(13,098)	39,346	(12,688)
Increase (decrease) in reserve for losses and loss adjustment expenses	146,938	30,445	693,385	449,390
Increase (decrease) in future policy benefit reserve	(176)	(434)	(394)	(569)
Increase (decrease) in unearned premiums	(106,556)	(28,341)	(113,687)	13,257
Change in equity adjustments in limited partnerships	(14,309)	(16,091)	(50,614)	(32,255)
Change in other assets and liabilities, net	(21,301)	86,141	23,947	30,264
Non-cash compensation expense	4,212	3,589	7,658	7,130
Amortization of bond premium (accrual of bond discount)	12,818	10,454	25,570	21,339
Amortization of underwriting discount on senior notes	12	11	24	53
Net realized capital (gains) losses	4,845	41,693	(7,311)	(31,025)
Net cash provided by (used in) operating activities	150,640	221,510	338,746	492,842

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale, at market value	372,401	369,775	810,665	783,165
Proceeds from fixed maturities matured/called - available for sale, at fair value	5,875	-	12,775	-
Proceeds from fixed maturities sold - available for sale, at market value	336,770	238,940	867,680	723,462
Proceeds from fixed maturities sold - available for sale, at fair value	17,168	6,115	50,120	8,612
Proceeds from equity securities sold - available for sale, at market value	110	712	27,206	712
Proceeds from equity securities sold - available for sale, at fair value	37,000	51,400	93,667	72,742
Distributions from other invested assets	40,535	19,630	127,094	30,360
Cost of fixed maturities acquired - available for sale, at market value	(582,696)	(938,124)	(1,537,328)	(1,961,623)
Cost of fixed maturities acquired - available for sale, at fair value	(7,148)	(9,486)	(15,224)	(23,680)
Cost of equity securities acquired - available for sale, at market value	(28,683)	(1,426)	(115,811)	(1,426)
Cost of equity securities acquired - available for sale, at fair value	(213,658)	(38,095)	(342,300)	(80,417)
Cost of other invested assets acquired	(27,544)	(10,034)	(52,102)	(37,078)
Cost of businesses acquired	-	-	(63,100)	-
Net change in short-term investments	(130,222)	209,878	2,717	291,897
Net change in unsettled securities transactions	175,061	(58,493)	47,201	(11,195)
Net cash provided by (used in) investing activities	(5,031)	(159,208)	(86,740)	(204,469)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares issued during the period, net	5,879	128	7,557	849
Purchase of treasury shares	-	(200,079)	(37,611)	(247,111)
Revolving credit borrowings	-	133,000	(10,000)	133,000
Net cost of senior notes maturing	-	-	-	(200,000)
Dividends paid to shareholders	(26,081)	(27,556)	(52,126)	(55,840)
Net cash provided by (used in) financing activities	(20,202)	(94,507)	(92,180)	(369,102)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,969	9,499	(6,711)	24,584

Net increase (decrease) in cash	127,376	(22,706)	153,115	(56,145)
Cash, beginning of period	284,147	214,159	258,408	247,598
Cash, end of period	$411,523	$191,453	$411,523	$191,453

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid (recovered)	$(24,471)	$(48,597)	$(12,546)	$(35,838)
Interest paid	20,259	20,160	25,778	34,361

Non-cash transaction:
Net assets acquired and liabilities assumed from business acquisitions	-	-	19,130	-

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended June 30, 2011 and 2010

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

2.  BASIS OF PRESENTATION

The unaudited consolidated financial statements of the Company for the three and six months ended June 30, 2011 and 2010 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis.  Certain financial information, which is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), has been omitted since it is not required for interim reporting purposes. The December 31, 2010 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  The results for the three and six months ended June 30, 2011 and 2010 are not necessarily indicative of the results for a full year.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2010, 2009 and 2008 included in the Company’s most recent Form 10-K filing.

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

3.  INVESTMENTS

The amortized cost, market value and gross unrealized appreciation and depreciation of available for sale, fixed maturity and equity security investments, carried at market value, are as follows for the periods indicated:

	At June 30, 2011
	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$312,358	$11,997	$(3,391)	$320,964
Obligations of U.S. states and political subdivisions	2,110,206	109,724	(5,985)	2,213,945
Corporate securities	3,222,053	183,137	(19,746)	3,385,444
Asset-backed securities	184,042	7,439	(183)	191,298
Mortgage-backed securities
Commercial	313,214	21,059	(5,262)	329,011
Agency residential	1,923,180	97,009	(506)	2,019,683
Non-agency residential	68,189	946	(585)	68,550
Foreign government securities	1,764,176	95,292	(17,608)	1,841,860
Foreign corporate securities	2,026,650	86,826	(27,458)	2,086,018
Total fixed maturity securities	$11,924,068	$613,429	$(80,724)	$12,456,773
Equity securities	$452,942	$8,564	$(3)	$461,503

	At December 31, 2010
	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$394,690	$12,772	$(5,655)	$401,807
Obligations of U.S. states and political subdivisions	2,809,514	116,920	(24,929)	2,901,505
Corporate securities	2,916,977	168,687	(16,518)	3,069,146
Asset-backed securities	210,717	7,799	(215)	218,301
Mortgage-backed securities
Commercial	324,922	17,751	(5,454)	337,219
Agency residential	2,018,384	76,367	(1,469)	2,093,282
Non-agency residential	76,259	1,205	(1,723)	75,741
Foreign government securities	1,584,355	79,661	(25,668)	1,638,348
Foreign corporate securities	1,675,518	71,268	(31,666)	1,715,120
Total fixed maturity securities	$12,011,336	$552,430	$(113,297)	$12,450,469
Equity securities	$363,283	$3,039	$(2,586)	$363,736

In accordance with FASB guidance, the Company reclassified the non-credit portion of other-than-temporary impairments from retained earnings into accumulated other comprehensive income (loss), on April 1, 2009.  The table below presents the pre-tax cumulative unrealized appreciation (depreciation) on those corporate securities, for the periods indicated:

(Dollars in thousands)	At June 30, 2011	At December 31, 2010
Pre-tax cumulative unrealized appreciation (depreciation)	$3,630	$1,743

The amortized cost and market value of fixed maturity securities are shown in the following table by contractual maturity.  Mortgage-backed securities are generally more likely to be prepaid than other fixed maturity securities. As the stated maturity of such securities may not be indicative of actual maturities, the totals for mortgage-backed and asset-backed securities are shown separately.

	At June 30, 2011		At December 31, 2010
	Amortized	Market	Amortized	Market
(Dollars in thousands)	Cost	Value	Cost	Value
Fixed maturity securities – available for sale
Due in one year or less	$552,557	$566,288	$572,985	$580,528
Due after one year through five years	4,433,423	4,612,294	3,911,482	4,057,230
Due after five years through ten years	2,590,743	2,720,260	2,564,948	2,686,005
Due after ten years	1,858,720	1,949,389	2,331,639	2,402,163
Asset-backed securities	184,042	191,298	210,717	218,301
Mortgage-backed securities
Commercial	313,214	329,011	324,922	337,219
Agency residential	1,923,180	2,019,683	2,018,384	2,093,282
Non-agency residential	68,189	68,550	76,259	75,741
Total fixed maturity securities	$11,924,068	$12,456,773	$12,011,336	$12,450,469

The changes in net unrealized appreciation (depreciation) for the Company’s investments are derived from the following sources for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2011	2010	2011	2010
Increase (decrease) during the period between the market value and cost of investments carried at market value, and deferred taxes thereon:
Fixed maturity securities	$128,231	$129,039	$91,685	$146,237
Fixed maturity securities, cumulative other-than-temporary impairment adjustment	723	33	1,887	6,085
Equity securities	8,728	(32)	8,108	268
Other invested assets	(3,165)	(19)	(1,730)	495
Change in unrealized appreciation (depreciation), pre-tax	134,517	129,021	99,950	153,085
Deferred tax benefit (expense)	(22,885)	(15,934)	(12,800)	(4,358)
Deferred tax benefit (expense), cumulative other-than-temporary impairment adjustment	5	164	(2)	(904)
Change in unrealized appreciation (depreciation),
net of deferred taxes, included in shareholders’ equity	$111,637	$113,251	$87,148	$147,823

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

The tables below display the aggregate market value and gross unrealized depreciation of fixed maturity and equity securities, by security type and contractual maturity, in each case subdivided according to length of time that individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at June 30, 2011 By Security Type
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$45,218	$(2,868)	$3,417	$(523)	$48,635	$(3,391)
Obligations of U.S. states and political subdivisions	34,916	(1,152)	55,794	(4,833)	90,710	(5,985)
Corporate securities	335,186	(10,277)	123,138	(9,469)	458,324	(19,746)
Asset-backed securities	9,250	(85)	939	(98)	10,189	(183)
Mortgage-backed securities
Commercial	11,445	(731)	58,760	(4,531)	70,205	(5,262)
Agency residential	44,495	(210)	17,438	(296)	61,933	(506)
Non-agency residential	272	(8)	12,116	(577)	12,388	(585)
Foreign government securities	147,502	(4,460)	158,544	(13,148)	306,046	(17,608)
Foreign corporate securities	293,117	(14,041)	109,163	(13,417)	402,280	(27,458)
Total fixed maturity securities	$921,401	$(33,832)	$539,309	$(46,892)	$1,460,710	$(80,724)
Equity securities	-	-	12	(3)	12	(3)
Total	$921,401	$(33,832)	$539,321	$(46,895)	$1,460,722	$(80,727)

	Duration of Unrealized Loss at June 30, 2011 By Maturity
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities
Due in one year or less	$18,085	$(729)	$40,580	$(5,047)	$58,665	$(5,776)
Due in one year through five years	339,365	(15,199)	181,797	(14,515)	521,162	(29,714)
Due in five years through ten years	403,944	(13,222)	104,581	(8,235)	508,525	(21,457)
Due after ten years	94,545	(3,648)	123,098	(13,593)	217,643	(17,241)
Asset-backed securities	9,250	(85)	939	(98)	10,189	(183)
Mortgage-backed securities	56,212	(949)	88,314	(5,404)	144,526	(6,353)
Total fixed maturity securities	$921,401	$(33,832)	$539,309	$(46,892)	$1,460,710	$(80,724)

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position at June 30, 2011 were $1,460,722 thousand and $80,727 thousand, respectively.  There were no unrealized losses on a single issuer that exceeded 0.05% of the market value of the fixed maturity securities at June 30, 2011.  In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector.  The $33,832 thousand of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were generally comprised of highly rated municipal, U.S. and foreign government and domestic and foreign corporate securities.  Of these unrealized losses, $30,165 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating organization.  The majority of the unrealized losses related to foreign government and foreign corporate securities are due to currency exchange rate movements as opposed to market value movements.  The $46,892 thousand of unrealized losses related to fixed maturity securities in an unrealized loss position for more than one year related primarily to highly rated municipal, foreign government and domestic and foreign corporate securities.  Of these unrealized losses, $38,491 thousand related to securities that were rated investment grade by at least one nationally recognized statistical rating organization.  The majority of the unrealized losses related to foreign government and foreign corporate securities are due to currency exchange rate movements as opposed to market value movements.  The non-investment grade securities with unrealized losses were mainly comprised of corporate and commercial mortgage-backed securities.  The gross unrealized depreciation for mortgage-backed securities included $303 thousand related to sub-prime and alt-A loans.  In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations.  The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments.  Unrealized losses at June 30, 2011 are comparable with unrealized losses at December 31, 2010.

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

The components of net investment income are presented in the table below for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2011	2010	2011	2010
Fixed maturity securities	$132,668	$149,017	$265,524	$294,216
Equity securities	13,156	2,856	25,019	5,379
Short-term investments and cash	439	(82)	676	(390)
Other invested assets
Limited partnerships	14,344	15,611	50,975	31,509
Other	4,126	330	4,723	702
Total gross investment income	164,733	167,732	346,917	331,416
Interest debited (credited) and other investment expense	(6,115)	(2,001)	(9,594)	(4,186)
Total net investment income	$158,618	$165,731	$337,323	$327,230

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

The Company had contractual commitments to invest up to an additional $194,342 thousand in limited partnerships at June 30, 2011.  These commitments will be funded when called in accordance with the partnership agreements, which have investment periods that expire, unless extended, through 2016.

The components of net realized capital gains (losses) are presented in the table below for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2011	2010	2011	2010
Fixed maturity securities, market value:
Other-than-temporary impairments	$-	$-	$(14,767)	$-
Gains (losses) from sales	(5,603)	(2,249)	(15,618)	50,757
Fixed maturity securities, fair value:
Gains (losses) from sales	565	190	(950)	273
Gains (losses) from fair value adjustments	(41)	(2,518)	(3,524)	482
Equity securities, market value:
Gains (losses) from sales	1	111	38	111
Equity securities, fair value:
Gains (losses) from sales	(206)	(2,894)	1,698	(999)
Gains (losses) from fair value adjustments	440	(34,341)	40,434	(19,608)
Short-term investments gain (loss)	(1)	8	-	9
Total net realized capital gains (losses)	$(4,845)	$(41,693)	$7,311	$31,025

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

The proceeds and split between gross gains and losses, from sales of fixed maturity and equity securities, are presented in the table below for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2011	2010	2011	2010
Proceeds from sales of fixed maturity securities	$353,938	$245,055	$917,800	$732,074
Gross gains from sales	7,165	7,699	24,515	66,371
Gross losses from sales	(12,203)	(9,758)	(41,083)	(15,341)

Proceeds from sales of equity securities	$37,110	$52,112	$120,873	$73,454
Gross gains from sales	725	1,324	3,207	3,695
Gross losses from sales	(930)	(4,107)	(1,471)	(4,583)

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

The Company sold six equity index put option contracts, based on the Standard & Poor’s 500 (“S&P 500”) index, for total consideration, net of commissions, of $22,530 thousand.  At June 30, 2011, fair value for these equity index put option contracts was $48,244 thousand.  These equity index put option contracts each have a single exercise date, with maturities ranging from 12 to 30 years and strike prices ranging from $1,141.21 to $1,540.63.  No amounts will be payable under these equity index put option contracts if the S&P 500 index is at, or above, the strike prices on the exercise dates, which fall between June 2017 and March 2031.  If the S&P 500 index is lower than the strike price on the applicable exercise date, the amount due would vary proportionately with the percentage by which the index is below the strike price.  Based on historical index volatilities and trends and the June 30, 2011 S&P 500 index value, the Company estimates the probability that each equity index put option contract of the S&P 500 index falling below the strike price on the exercise date to be less than 37%.  The theoretical maximum payouts under the equity index put option contracts would occur if on each of the exercise dates the S&P 500 index value were zero.  At June 30, 2011, the present value of these theoretical maximum payouts using a 6% discount factor was $277,129 thousand.

The Company sold one equity index put option contract based on the FTSE 100 index for total consideration, net of commissions, of $6,706 thousand.  At June 30, 2011, fair value for this equity index put option contract was $6,069 thousand.  This equity index put option contract has an exercise date of July 2020 and a strike price of ₤5,989.75.  No amount will be payable under this equity index put option contract if the FTSE 100 index is at, or above, the strike price on the exercise date.  If the FTSE 100 index is lower than the strike price on the exercise date, the amount due will vary proportionately with the percentage by which the index is below the strike price.  Based on historical index volatilities and trends and the June 30, 2011 FTSE 100 index value, the Company estimates the probability that the equity index put option contract of the FTSE 100 index will fall below the strike price on the exercise date to be less than 33%.  The theoretical maximum payout under the equity index put option contract would occur if on the exercise date the FTSE 100 index value was zero.  At June 30, 2011, the present value of the theoretical maximum payout using a 6% discount factor and current exchange rate was $31,465 thousand.

The fair value of the equity index put options can be found in the Company’s consolidated balance sheets as follows:

(Dollars in thousands)
Derivatives not designated as	Location of fair value	At	At
hedging instruments	in balance sheets	June 30, 2011	December 31, 2010

Equity index put option contracts	Equity index put option liability	$54,313	$58,467
Total		$54,313	$58,467

The change in fair value of the equity index put option contracts can be found in the Company’s statement of operations and comprehensive income (loss) as follows:

(Dollars in thousands)		For the Three Months Ended		For the Six Months Ended
Derivatives not designated as	Location of gain (loss) in statements of	June 30,		June 30,
hedging instruments	operations and comprehensive income (loss)	2011	2010	2011	2010

Equity index put option contracts	Net derivative gain (loss)	$(3,371)	$(22,304)	$4,154	$(19,250)
Total		$(3,371)	$(22,304)	$4,154	$(19,250)

The Company’s equity index put option contracts contain provisions that require collateralization of the fair value, as calculated by the counterparty, above a specified threshold, which is based on the Company’s financial strength ratings (Moody’s Investors Service, Inc.) and/or debt ratings (Standard & Poor’s Ratings Services). The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on June 30, 2011, was $54,313 thousand for which the Company had posted collateral with a market value of $32,331 thousand.  If on June 30, 2011, the Company’s ratings were such that the collateral threshold was zero, the Company’s collateral requirement would increase by $55,000 thousand.

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

In limited instances where prices are not provided by pricing services or in rare instances when a manager may not agree with the pricing service, price quotes on a non-binding basis are obtained from investment brokers.  The investment asset managers do not make any changes to prices received from either the pricing services or the investment brokers.  In addition, the investment asset managers have procedures in place to review the reasonableness of the prices from the service providers and may request verification of the prices.  In addition, the Company tests the prices on a random basis to an independent pricing source.  In limited situations, where financial markets are inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value.  The Company made no such adjustments at June 30, 2011 and 2010.

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

The fair value was calculated using an industry accepted option pricing model, Black-Scholes, which used the following assumptions:

	At June 30, 2011
		Contract
	Contracts	based on
	based on	FTSE 100
	S & P 500 Index	Index
Equity index	1,320.6	5,945.7
Interest rate	3.32% to 5.00%	4.27%
Time to maturity	5.9 to 19.8 yrs	9.1 yrs
Volatility	21.9% to 24.5%	24.6%

The following table presents the fair value measurement levels for all assets and liabilities, which the Company has recorded at fair value (fair and market value) as of the period indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	June 30, 2011	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$320,964	$-	$320,964	$-
Obligations of U.S. States and political subdivisions	2,213,945	-	2,213,945	-
Corporate securities	3,385,444	-	3,385,444	-
Asset-backed securities	191,298	-	188,806	2,492
Mortgage-backed securities
Commercial	329,011	-	329,011	-
Agency residential	2,019,683	-	2,019,683	-
Non-agency residential	68,550	-	67,197	1,353
Foreign government securities	1,841,860	-	1,841,860	-
Foreign corporate securities	2,086,018	-	2,086,018	-
Total fixed maturities, market value	12,456,773	-	12,452,928	3,845

Fixed maturities, fair value	128,337	-	128,337	-
Equity securities, market value	461,503	445,265	16,238	-
Equity securities, fair value	1,012,214	938,558	73,656	-

Liabilities:
Equity index put option contracts	$54,313	$-	$-	$54,313

There were no significant transfers between Level 1 and Level 2 for the six months ended June 30, 2011.

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

The following tables present the activity under Level 3, fair value measurements using significant unobservable inputs by asset type, for the periods indicated:

	Three Months Ended June 30, 2011				Six Months Ended June 30, 2011
	Asset-backed	Foreign	Non-agency		Asset-backed	Foreign	Non-agency
(Dollars in thousands)	Securities	Corporate	RMBS	Total	Securities	Corporate	RMBS	Total
Beginning balance	$9,345	$519	$1,570	$11,434	$995	$4,416	$1,500	$6,911
Total gains or (losses) (realized/unrealized)
Included in earnings (or changes in net assets)	64	-	95	159	64	-	240	304
Included in other comprehensive income (loss)	(123)	-	(168)	(291)	(147)	-	(33)	(180)
Purchases, issuances and settlements	(81)	-	(144)	(225)	56	-	(354)	(298)
Transfers in and/or (out) of Level 3	(6,713)	(519)	-	(7,232)	1,524	(4,416)	-	(2,892)
Ending balance	$2,492	$-	$1,353	$3,845	$2,492	$-	$1,353	$3,845

The amount of total gains or losses for the period included
in earnings (or changes in net assets) attributable to the
change in unrealized gains or losses relating to assets
still held at the reporting date	$-	$-	$-	$-	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

	Three Months Ended June 30, 2010				Six Months Ended June 30, 2010
	Corporate	Asset-backed	Non-agency		Corporate	Asset-backed	Non-agency
(Dollars in thousands)	Securities	Securities	RMBS	Total	Securities	Securities	RMBS	Total
Beginning balance	$9,900	$6,388	$1,459	$17,747	$9,900	$6,268	$1,394	$17,563
Total gains or (losses) (realized/unrealized)
Included in earnings (or changes in net assets)	(2)	-	68	66	(2)	-	160	158
Included in other comprehensive income (loss)	52	112	79	243	52	44	184	280
Purchases, issuances and settlements	-	71	(97)	(26)	-	259	(230)	29
Transfers in and/or (out) of Level 3	-	(10)	-	(10)	-	(10)	-	(10)
Ending balance	$9,950	$6,562	$1,508	$18,020	$9,950	$6,562	$1,508	$18,020

The amount of total gains or losses for the period included
in earnings (or changes in net assets) attributable to the
change in unrealized gains or losses relating to assets
still held at the reporting date	$-	$-	$-	$-	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs for equity index put option contracts, for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2011	2010	2011	2010
Liabilities:
Balance, beginning of period	$50,943	$54,295	$58,467	$57,349
Total (gains) or losses (realized/unrealized)
Included in earnings (or changes in net assets)	3,371	22,304	(4,154)	19,250
Included in other comprehensive income (loss)	-	-	-	-
Purchases, issuances and settlements	-	-	-	-
Transfers in and/or (out) of Level 3	-	-	-	-
Balance, end of period	$54,313	$76,599	$54,313	$76,599

The amount of total gains or losses for the period included in earnings
(or changes in net assets) attributable to the change in unrealized
gains or losses relating to liabilities still held at the reporting date	$-	$-	$-	$-

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

7.  EARNINGS PER COMMON SHARE

Net income (loss) per common share has been computed as per below, based upon weighted average common basic and dilutive shares outstanding.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars and shares in thousands, except per share amounts)	2011	2010	2011	2010
Net income (loss) per share:
Numerator
Net income (loss)	$131,312	$156,673	$(184,582)	$134,021
Less: dividends declared-common shares and nonvested common shares	(26,081)	(27,557)	(52,126)	(55,840)
Undistributed earnings	105,231	129,116	(236,708)	78,181
Percentage allocated to common shareholders (1)	99.3%	99.5%	99.4%	99.5%
	104,514	128,450	(235,249)	77,822
Add: dividends declared-common shareholders	25,910	27,414	51,770	55,552
Numerator for basic and diluted earnings per common share	$130,424	$155,863	$(183,479)	$133,374

Denominator
Denominator for basic earnings per weighted-average common shares	53,949	57,691	54,002	58,305
Effect of dilutive securities:
Options	159	118	175	153
Denominator for diluted earnings per adjusted weighted-average common shares	54,108	57,808	54,177	58,459

Per common share net income (loss)
Basic	$2.42	$2.70	$(3.40)	$2.29
Diluted	$2.41	$2.70	$(3.40)	$2.28

(1) Basic weighted-average common shares outstanding	53,949	57,691	54,002	58,305
Basic weighted-average common shares outstanding and nonvested common shares expected to vest	54,319	57,990	54,337	58,574
Percentage allocated to common shareholders	99.3%	99.5%	99.4%	99.5%

(Some amounts may not reconcile due to rounding.)

The table below presents the options to purchase common shares that were outstanding, but were not included in the computation of earnings per diluted share as they were anti-dilutive, for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Anti-dilutive options	1,537,790	1,924,070	1,542,790	1,923,110

All outstanding options expire on or between September 21, 2011 and May 18, 2021.

8.  CONTINGENCIES

In the ordinary course of business, the Company is involved in lawsuits, arbitrations and other formal and informal dispute resolution procedures, the outcomes of which will determine the Company’s rights and obligations under insurance, reinsurance and other contractual agreements.  In some disputes, the Company seeks to enforce its rights under an agreement or to collect funds owing to it.  In other matters, the Company is resisting attempts by others to collect funds or enforce alleged rights.  These disputes arise from time to time and are ultimately resolved through both informal and formal means, including negotiated resolution, arbitration and litigation.  In all such matters, the Company believes that its positions are legally and commercially reasonable.  The statuses of these proceedings are considered when the Company determines its reserves for losses and loss adjustment expenses.  While the final outcome of these matters cannot be predicted with certainty, the Company does not believe that any of these matters, when finally resolved, will have a material adverse effect on the Company’s financial position or liquidity.  However, an adverse resolution of one or more of these items in any one quarter or fiscal year could have a material adverse effect on the Company’s results of operations in that period.

There are no known significant pending legal issues not involving insurance or reinsurance business activity.

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

(Dollars in thousands)	At June 30, 2011	At December 31, 2010
	$143,013	$150,560

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

(Dollars in thousands)	At June 30, 2011	At December 31, 2010
	$26,988	$26,542

9.  OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the components of comprehensive income (loss) in the consolidated statements of operations for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2011	2010	2011	2010
Unrealized appreciation (depreciation) ("URA(D)") on
securities arising during the period
URA(D) of investments - temporary	$133,794	$128,988	$98,063	$147,000
URA(D) of investments - non-credit OTTI	723	33	1,887	6,085
Tax benefit (expense) from URA(D) arising during the period	(22,880)	(15,770)	(12,802)	(5,262)
Total URA(D) on securities arising during the period, net of tax	111,637	113,251	87,148	147,823

Foreign currency translation adjustments	10,101	(50,911)	44,488	(53,198)
Tax benefit (expense) from foreign currency translation	582	3,113	(4,983)	(641)
Net foreign currency translation adjustments	10,683	(47,798)	39,505	(53,839)

Pension adjustments	1,147	671	2,295	1,299
Tax benefit (expense) on pension	(401)	(235)	(803)	(455)
Net pension adjustments	746	436	1,492	844

Other comprehensive income (loss), net of tax	$123,066	$65,889	$128,145	$94,828

The following table presents the components of accumulated other comprehensive income (loss), net of tax, in the consolidated balance sheets for the periods indicated:

	At June 30,	At December 31,
(Dollars in thousands)	2011	2010
URA(D) on securities, net of deferred taxes
Temporary	$453,245	$367,983
Non-credit, OTTI	3,341	1,455
Total unrealized appreciation (depreciation) on investments, net of deferred taxes	456,586	369,438
Foreign currency translation adjustments, net of deferred taxes	28,408	(11,097)
Pension adjustments, net of deferred taxes	(24,591)	(26,083)
Accumulated other comprehensive income (loss)	$460,403	$332,258

10.  CREDIT FACILITIES

The Company has three credit facilities for a total commitment of up to $1,300,000 thousand, providing for the issuance of letters of credit and/or unsecured revolving credit lines. The following table presents the costs incurred in connection with the three credit facilities for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2011	2010	2011	2010
Credit facility fees incurred	$522	$592	$990	$1,030

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

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth.  Minimum net worth is an amount equal to the sum of $3,575,381 thousand plus 25% of consolidated net income for each of Group’s fiscal quarters, for which statements are available ending on or after January 1, 2007 and for which consolidated net income is positive, plus 25% of any increase in consolidated net worth during such period attributable to the issuance of ordinary and preferred shares, which at June 30, 2011, was $4,262,806 thousand.  As of June 30, 2011, the Company was in compliance with all Group Credit Facility covenants.

The following table summarizes the outstanding letters of credit and/or borrowings for the periods indicated:

(Dollars in thousands)		At June 30, 2011			At December 31, 2010
Bank		Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Wells Fargo Bank Group Credit Facility	Tranche One	$350,000	$-		$350,000	$-
	Tranche Two	500,000	400,951	12/31/2011	500,000	406,427	12/31/2011
Total Wells Fargo Bank Group Credit Facility		$850,000	$400,951		$850,000	$406,427

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

The Holdings Credit Facility requires Holdings to maintain a debt to capital ratio of not greater than 0.35 to 1 and Everest Re to maintain its statutory surplus at $1,500,000 thousand plus 25% of future aggregate net income and 25% of future aggregate capital contributions after December 31, 2005, which at June 30, 2011, was $2,005,890 thousand.  As of June 30, 2011, Holdings was in compliance with all Holdings Credit Facility covenants.

The following table summarizes outstanding letters of credit and/or borrowings for the periods indicated:

(Dollars in thousands)	At June 30, 2011				At December 31, 2010
Bank	Commitment	In Use	Date of Loan	Maturity/Expiry Date	Commitment	In Use	Date of Loan	Maturity/Expiry Date
Citibank Holdings Credit Facility	$150,000	$15,000	6/16/2011	7/18/2011	$150,000	$50,000	12/16/2010	1/18/2011
		10,000	6/28/2011	7/28/2011		-
		15,000	6/06/2011	7/06/2011		-
Total revolving credit borrowings		40,000				50,000
Total letters of credit		9,527		12/31/2011		9,527		12/31/2011

Total Citibank Holdings Credit Facility	$150,000	$49,527			$150,000	$59,527

Prior to August 23, 2011, the Company plans to enter into a new Holdings Credit Facility with terms similar to the expiring facility.

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

The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in thousands)	At June 30, 2011			At December 31, 2010
Bank	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Citibank Bilateral Letter of Credit Agreement	$300,000	$2,291	11/24/2011	$300,000	$2,291	11/24/2011
		79,920	12/31/2011		79,681	12/31/2011
		926	6/15/2011		36,462	1/31/2011
		5,021	12/31/2014		340	6/15/2011
		26,838	6/30/2015		25,581	6/30/2014
		12,149	9/30/2015		11,580	9/30/2014
		10,088	11/22/2015		72,398	12/31/2014
		52,370	12/31/2015		-	-
Total Citibank Bilateral Agreement	$300,000	$189,603		$300,000	$228,333

11.  TRUST AGREEMENTS

Certain subsidiaries of Group, principally Bermuda Re, a Bermuda insurance company and direct subsidiary of Group, have established trust agreements, which effectively use the Company’s investments as collateral, as security for assumed losses payable to certain non-affiliated ceding companies.  At June 30, 2011, the total amount on deposit in trust accounts was $86,814 thousand.

12.  SENIOR NOTES

The table below displays Holdings’ outstanding senior notes.  Market value is based on quoted market prices.

				June 30, 2011		December 31, 2010
				Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Date Due	Principal Amounts	Sheet Amount	Market Value	Sheet Amount	Market Value
5.40% Senior notes	10/12/2004	10/15/2014	$250,000	$249,835	$270,570	$249,812	$267,500
8.75% Senior notes (matured and paid on March 15, 2010)	03/14/2000	03/15/2010	$200,000	$-	$-	$-	$-

Interest expense incurred in connection with these senior notes is as follows for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2011	2010	2011	2010
Interest expense incurred	$3,387	$3,385	$6,773	$10,447

13.  LONG TERM SUBORDINATED NOTES

The table below displays Holdings’ outstanding fixed to floating rate long term subordinated notes.  Market value is based on quoted market prices.

			Maturity Date		June 30, 2011		December 31, 2010
		Original			Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Principal Amount	Scheduled	Final	Sheet Amount	Market Value	Sheet Amount	Market Value
6.6% Long term subordinated notes	04/26/2007	$400,000	05/15/2037	05/01/2067	$238,352	$236,031	$238,351	$227,825

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

Interest expense incurred in connection with these long term subordinated notes is as follows for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2011	2010	2011	2010
Interest expense incurred	$3,937	$3,937	$7,874	$7,874

14.  JUNIOR SUBORDINATED DEBT SECURITIES PAYABLE

The following table displays Holdings’ outstanding junior subordinated debt securities due to Everest Re Capital Trust II (“Capital Trust II”), a wholly-owned finance subsidiary of Holdings.  Fair value is primarily based on the quoted market price of the related trust preferred securities.

				June 30, 2011		December 31, 2010
				Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Date Due	Amount Issued	Sheet Amount	Fair Value	Sheet Amount	Fair Value
6.20% Junior subordinated debt securities	03/29/2004	03/29/2034	$329,897	$329,897	$321,577	$329,897	$294,825

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

Interest expense incurred in connection with these junior subordinated debt securities is as follows for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2011	2010	2011	2010
Interest expense incurred	$5,114	$5,114	$10,227	$10,227

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

The following tables present the underwriting results for the operating segments for the periods indicated:

	Three Months Ended		Six Months Ended
U.S. Reinsurance	June 30,		June 30,
(Dollars in thousands)	2011	2010	2011	2010
Gross written premiums	$230,260	$268,215	$484,167	$512,223
Net written premiums	230,184	268,559	484,108	512,825

Premiums earned	$259,664	$286,886	$523,798	$523,626
Incurred losses and LAE	200,674	146,199	446,960	300,003
Commission and brokerage	65,449	71,182	134,953	128,380
Other underwriting expenses	7,871	9,377	15,773	17,183
Underwriting gain (loss)	$(14,330)	$60,128	$(73,888)	$78,060

	Three Months Ended		Six Months Ended
Insurance	June 30,		June 30,
(Dollars in thousands)	2011	2010	2011	2010
Gross written premiums	$226,132	$204,941	$480,607	$433,178
Net written premiums	196,908	141,534	411,187	318,517

Premiums earned	$195,641	$155,323	$392,280	$317,146
Incurred losses and LAE	141,304	118,589	289,282	230,652
Commission and brokerage	30,285	29,276	62,674	61,082
Other underwriting expenses	22,401	16,279	44,273	32,856
Underwriting gain (loss)	$1,651	$(8,821)	$(3,949)	$(7,444)

	Three Months Ended		Six Months Ended
Specialty Underwriting	June 30,		June 30,
(Dollars in thousands)	2011	2010	2011	2010
Gross written premiums	$66,367	$65,855	$135,537	$131,742
Net written premiums	65,600	64,460	134,216	129,580

Premiums earned	$64,316	$68,814	$136,218	$136,238
Incurred losses and LAE	46,372	62,436	93,259	108,173
Commission and brokerage	14,633	16,802	30,171	33,598
Other underwriting expenses	2,001	2,407	4,005	4,358
Underwriting gain (loss)	$1,310	$(12,831)	$8,783	$(9,891)

	Three Months Ended		Six Months Ended
International	June 30,		June 30,
(Dollars in thousands)	2011	2010	2011	2010
Gross written premiums	$288,749	$306,998	$597,596	$582,348
Net written premiums	286,043	306,960	590,544	582,272

Premiums earned	$317,160	$291,964	$633,495	$568,564
Incurred losses and LAE	221,618	224,127	826,346	651,717
Commission and brokerage	73,786	77,846	152,216	142,781
Other underwriting expenses	6,950	7,308	13,389	13,688
Underwriting gain (loss)	$14,806	$(17,317)	$(358,456)	$(239,622)

	Three Months Ended		Six Months Ended
Bermuda	June 30,		June 30,
(Dollars in thousands)	2011	2010	2011	2010
Gross written premiums	$176,357	$167,500	$354,887	$375,037
Net written premiums	176,386	167,457	354,950	375,029

Premiums earned	$203,054	$186,912	$365,490	$371,627
Incurred losses and LAE	125,821	92,597	329,718	260,259
Commission and brokerage	53,221	41,387	93,817	83,314
Other underwriting expenses	6,674	6,376	13,413	12,606
Underwriting gain (loss)	$17,338	$46,552	$(71,458)	$15,448

The following table reconciles the underwriting results for the operating segments to income before taxes as reported in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2011	2010	2011	2010
Underwriting gain (loss)	$20,775	$67,711	$(498,968)	$(163,449)
Net investment income	158,618	165,731	337,323	327,230
Net realized capital gains (losses)	(4,845)	(41,693)	7,311	31,025
Net derivative gain (loss)	(3,371)	(22,304)	4,154	(19,250)
Corporate expenses	(3,790)	(3,887)	(7,718)	(8,462)
Interest, fee and bond issue cost amortization expense	(13,116)	(13,016)	(26,114)	(29,658)
Other income (expense)	(13,446)	7,798	(16,833)	13,137
Income (loss) before taxes	$140,825	$160,340	$(200,845)	$150,573

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2011	2010	2011	2010
United Kingdom	$90,259	$107,585	$209,827	$239,918

No other country represented more than 5% of the Company’s revenues.

16.  SHARE-BASED COMPENSATION PLANS

For the three months ended June 30, 2011, share-based compensation awards granted were 5,657 restricted shares and 5,500 options, granted on May 18, 2011, with a grant exercise price of $90.49 per share and a per option fair value of $21.858.  The fair value per option was calculated on the date of the grant using the Black-Scholes option valuation model.  The following assumptions were used in calculating the fair value of the options granted:

Three Months Ended
June 30, 2011

Weighted-average volatility	26.37%
Weighted-average dividend yield	2.00%
Weighted-average expected term	6.65 years
Weighted-average risk-free rate	2.40%

17.  RETIREMENT BENEFITS

The Company maintains both qualified and non-qualified defined benefit pension plans and a retiree health plan for its U.S. employees employed prior to April 1, 2010.

Net periodic benefit cost for U.S. employees included the following components for the periods indicated:

Pension Benefits	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2011	2010	2011	2010
Service cost	$2,048	$1,704	$4,095	$3,472
Interest cost	1,922	1,804	3,843	3,526
Expected return on plan assets	(2,265)	(2,045)	(4,530)	(3,985)
Amortization of prior service cost	12	12	25	25
Amortization of net (income) loss	1,095	656	2,190	1,233
ASC 715 settlement charge	231	846	461	2,241
Net periodic benefit cost	$3,043	$2,977	$6,084	$6,512

Other Benefits	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2011	2010	2011	2010
Service cost	$290	$228	$580	$508
Interest cost	235	196	469	424
Amortization of net (income) loss	40	4	81	41
Net periodic benefit cost	$565	$428	$1,130	$973

The Company did not make any contributions to the qualified pension benefit plan for the three and six months ended June 30, 2011 and 2010.

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

19.  INCOME TAXES

The Company is domiciled in Bermuda and has significant subsidiaries and/or branches in Canada, Ireland, Singapore, the United Kingdom, and the United States.  The Company’s Bermuda domiciled subsidiaries are exempt from income taxation under Bermuda law until 2035. The Company’s non-Bermudian subsidiaries and branches are subject to income taxation at varying rates in their respective domiciles.

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

However, during the first half of 2011, the industry experienced significant losses from Australian floods, the New Zealand earthquake, the earthquake and tsunami in Japan and spring storms in the U.S.  It is too early to determine the impact on market conditions as a result of these events.  While there have been meaningful rate increases for catastrophe coverages in some global catastrophe prone regions, particularly areas impacted by these losses, whether the magnitude of these losses is sufficient to increase rates and improve market conditions for other lines of business remains to be seen.

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

	Three Months Ended		Percentage	Six Months Ended		Percentage
	June 30,		Increase/	June 30,		Increase/
(Dollars in millions)	2011	2010	(Decrease)	2011	2010	(Decrease)
Gross written premiums	$987.9	$1,013.5	-2.5%	$2,052.8	$2,034.5	0.9%
Net written premiums	955.1	949.0	0.6%	1,975.0	1,918.2	3.0%

REVENUES:
Premiums earned	$1,039.8	$989.9	5.0%	$2,051.3	$1,917.2	7.0%
Net investment income	158.6	165.7	-4.3%	337.3	327.2	3.1%
Net realized capital gains (losses)	(4.8)	(41.7)	-88.4%	7.3	31.0	-76.4%
Net derivative gain (loss)	(3.4)	(22.3)	-84.9%	4.2	(19.3)	-121.6%
Other income (expense)	(13.4)	7.8	NM	(16.8)	13.1	-228.1%
Total revenues	1,176.8	1,099.4	7.0%	2,383.2	2,269.3	5.0%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	735.8	643.9	14.3%	1,985.6	1,550.8	28.0%
Commission, brokerage, taxes and fees	237.4	236.5	0.4%	473.8	449.2	5.5%
Other underwriting expenses	45.9	41.7	9.9%	90.9	80.7	12.6%
Corporate expenses	3.8	3.9	-2.5%	7.7	8.5	-8.8%
Interest, fees and bond issue cost amortization expense	13.1	13.0	0.8%	26.1	29.7	-11.9%
Total claims and expenses	1,036.0	939.1	10.3%	2,584.1	2,118.8	22.0%

INCOME (LOSS) BEFORE TAXES	140.8	160.3	-12.2%	(200.8)	150.6	-233.4%
Income tax expense (benefit)	9.5	3.7	159.4%	(16.3)	16.6	-198.3%
NET INCOME (LOSS)	$131.3	$156.7	-16.2%	$(184.6)	$134.0	-237.7%

			Point			Point
RATIOS:			Change			Change
Loss ratio	70.8%	65.1%	5.7	96.8%	80.9%	15.9
Commission and brokerage ratio	22.8%	23.9%	(1.1)	23.1%	23.4%	(0.3)
Other underwriting expense ratio	4.4%	4.2%	0.2	4.4%	4.2%	0.2
Combined ratio	98.0%	93.2%	4.8	124.3%	108.5%	15.8

				At	At	Percentage
				June 30,	December 31,	Increase/
(Dollars in millions, except per share amounts)				2011	2010	(Decrease)
Balance sheet data:
Total investments and cash				$15,836.6	$15,365.0	3.1%
Total assets				19,003.9	18,408.0	3.2%
Loss and loss adjustment expense reserves				10,145.7	9,340.2	8.6%
Total debt				858.1	868.1	-1.2%
Total liabilities				12,851.4	12,124.5	6.0%
Shareholders' equity				6,152.6	6,283.5	-2.1%
Book value per share				113.21	115.45	-1.9%

(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)

Revenues.
Premiums.  Gross written premiums decreased by $25.6 million, or 2.5%, for the three months ended June 30, 2011, compared to the three months ended June 30, 2010 reflecting a $46.8 million decrease in our reinsurance business, partially offset by a $21.2 million increase in our insurance business.  Gross written premiums increased by $18.3 million, or 0.9%, for the six months ended June 30, 2011, compared to the six months ended June 30, 2010 reflecting a $47.4 million increase in our insurance business, partially offset by a $29.2 million decrease in our reinsurance business.  The increase in insurance premiums was primarily due to the acquisition of Heartland, which provided $77.4 million of new crop insurance business, as well as improved premium rates on our California workers’ compensation business, partially offset by our reduced participation on a large casualty program.  The decrease in reinsurance premiums was due to the continued reduction in U.S. casualty business as well as the planned reduction of catastrophe exposed business in certain territories, partially offset by higher reinstatement premiums resulting from catastrophe losses, year over year and favorable foreign exchange impact period over period of $24.6 million and $34.2 million for the quarter and year-to-date, respectively.

Net written premiums increased $6.2 million, or 0.6%, for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 and increased $56.8 million, or 3.0%, for the six months ended June 30, 2011 compared to the six months ended June 30, 2010.  The larger increase in net written premiums relative to the change in gross written premiums was due to a lower level of ceded reinsurance in the Insurance segment due to the planned reduction in one casualty program. Premiums earned increased $49.9 million, or 5.0%, for the three months ended June 30, 2011, compared to the three months ended June 30, 2010 and increased by $134.1 million, or 7.0%, for the six months ended June 30, 2011, compared to the six months ended June 30, 2010.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Net Investment Income.  Net investment income decreased $7.1 million, or 4.3%, for the three months ended June 30, 2011 compared to the three months ended June 30, 2010, primarily driven by declining reinvestment rates and a $1.3 million decrease in investment income from our limited partnerships.  Net investment income increased $10.1 million, or 3.1%, for the six months ended June 30, 2011 compared to the six months ended June 30, 2010, primarily as a result of a $19.5 million increase in investment income from our limited partnerships.  Net pre-tax investment income, as a percentage of average invested assets, was 4.2% for the three months ended June 30, 2011 compared to 4.6% for the three months ended June 30, 2010 and 4.5% for the six months ended June 30, 2011 and 2010.

Net Realized Capital Gains (Losses).  Net realized capital losses were $4.8 million and $41.7 million for the three months ended June 30, 2011 and 2010, respectively.  Of the $4.8 million, there were $5.2 million from net realized capital losses from sales on our fixed maturity and equity securities which were partially offset by $0.4 million of gains from fair value re-measurements.  The net realized capital loss of $41.7 million for the three months ended June 30, 2010 was the result of a $36.9 million loss from fair value re-measurements and $4.8 million of net realized capital losses from sales on our available for sale fixed maturity and equity securities.

Net realized capital gains were $7.3 million and $31.0 million for the six months ended June 30, 2011 and 2010, respectively.  The $7.3 million was comprised of $36.9 million of gains from fair value re-measurements which were partially offset by $14.8 million of other-than-temporary impairments and $14.8 million from net realized capital losses from sales on our fixed maturity and equity securities.  The net realized capital gain of $31.0 million for the six months ended June 30, 2010 was the result of $50.2 million of net realized capital gains from sales on our available for sale fixed maturity and equity securities, partially offset by a $19.1 million loss from fair value re-measurements.

Net Derivative Gain (Loss).  In 2005 and prior, we sold seven equity index put option contracts, which are outstanding.  These contracts meet the definition of a derivative in accordance with FASB guidance and as such, are fair valued each quarter with the change recorded as net derivative gain or loss in the consolidated statements of operations and comprehensive income (loss).  As a result of these adjustments in value, we recognized net derivative losses of $3.4 million and $22.3 million for the three months ended June 30, 2011 and 2010, respectively, and net derivative gain of $4.2 million and net derivative loss of $19.3 million for the six months ended June 30, 2011 and 2010, respectively. The change in the fair value of these equity index put option contracts is indicative of the change in the financial markets over the same periods.

Other Income (Expense).  We recorded other expense of $13.4 million and $16.8 million for the three and six months ended June 30, 2011, respectively, and other income of $7.8 million and $13.1 million for the three and six months ended June 30, 2010, respectively.  The changes were primarily the result of fluctuations in foreign currency exchange rates for the corresponding periods.

Claims and Expenses.
Incurred Losses and Loss Adjustment Expenses.  The following tables present our incurred losses and loss adjustment expenses (“LAE”) for the periods indicated.

	Three Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2011
Attritional (a)	$614.4	59.1%		$(2.4)	-0.2%		$612.0	58.9%
Catastrophes	123.0	11.8%		-	0.0%		123.0	11.8%
A&E	-	0.0%		0.8	0.1%		0.8	0.1%
Total	$737.4	70.9%		$(1.6)	-0.1%		$735.8	70.8%

2010
Attritional (a)	$584.0	59.0%		$(9.8)	-0.9%		$574.3	58.0%
Catastrophes	80.5	8.1%		(10.8)	-1.1%		69.7	7.0%
A&E	-	0.0%		-	0.0%		-	0.0%
Total	$664.5	67.1%		$(20.6)	-2.1%		$643.9	65.1%

Variance 2011/2010
Attritional (a)	$30.4	0.1	pts	$7.4	0.7	pts	$37.7	0.9	pts
Catastrophes	42.5	3.7	pts	10.8	1.1	pts	53.3	4.8	pts
A&E	-	-	pts	0.8	0.1	pts	0.8	0.1	pts
Total	$72.9	3.8	pts	$19.0	2.0	pts	$91.9	5.7	pts

	Six Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2011
Attritional (a)	$1,200.5	58.6%		$(3.8)	-0.2%		$1,196.7	58.4%
Catastrophes	788.1	38.4%		-	0.0%		788.1	38.4%
A&E	-	0.0%		0.8	0.0%		0.8	0.0%
Total	$1,988.6	97.0%		$(3.0)	-0.2%		$1,985.6	96.8%

2010
Attritional (a)	$1,135.7	59.2%		$(9.0)	-0.4%		$1,126.7	58.8%
Catastrophes	435.5	22.7%		(11.4)	-0.6%		424.1	22.1%
A&E	-	0.0%		-	0.0%		-	0.0%
Total	$1,571.2	82.0%		$(20.4)	-1.1%		$1,550.8	80.9%

Variance 2011/2010
Attritional (a)	$64.8	(0.6)	pts	$5.2	0.2	pts	$70.0	(0.4)	pts
Catastrophes	352.6	15.7	pts	11.4	0.6	pts	364.0	16.3	pts
A&E	-	-	pts	0.8	-	pts	0.8	-	pts
Total	$417.4	15.0	pts	$17.4	0.9	pts	$434.8	15.9	pts

(a) Attritional losses exclude catastrophe and Asbestos and Environmental ("A&E") losses.
(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by $91.9 million, or 14.3%, for the three months ended June 30, 2011 compared to the same period in 2010.  Of the $91.9 million increase, current year catastrophe losses increased $42.5 million, or 3.7 points, period over period, primarily due to losses from the U.S. Midwest tornadoes and the first quarter earthquakes in New Zealand and Japan. The current year attritional losses increased $30.4 million primarily due to an increase in earned premium for the quarter; as the current year attritional loss ratio remained relatively flat compared to the same period last year.

Incurred losses and LAE increased by $434.8 million, or 28.0%, for the six months ended June 30, 2011 compared to the same period in 2010.  Of the $434.8 million increase, current year catastrophe losses increased $352.6 million, or 15.7 points, period over period, primarily due to losses from the Japan and New Zealand earthquakes, Australia floods, and the U.S. Midwest tornadoes. The current year attritional loss ratio is 0.6 points lower than the first six months of 2010, but attritional losses increased $64.8 million due to a higher earned premium, year over year.

Commission, Brokerage, Taxes and Fees.  Commission, brokerage, taxes and fees increased by $0.9 million, or 0.4%, for the three months ended June 30, 2011 compared to the same period in 2010, and by $24.7 million, or 5.5%, for the six months ended June 30, 2011 compared to the same period in 2010.  The increases were primarily the result of increases in premiums earned.

Other Underwriting Expenses.  Other underwriting expenses were $45.9 million and $41.7 million for the three months ended June 30, 2011 and 2010, respectively, and $90.9 million and $80.7 million for the six months ended June 30, 2011 and 2010, respectively.  The increases in other underwriting expenses were mainly due to expenses of Heartland, which was acquired in January, 2011.

Corporate Expenses.  Corporate expenses, which are expenses that are not allocated to segments, were comparable at $3.8 million and $3.9 million for the three months ended June 30, 2011 and 2010, respectively, and $7.7 million and $8.5 million for the six months ended June 30, 2011 and 2010, respectively.

Interest, Fees and Bond Issue Cost Amortization Expense.  Interest, fees and other bond amortization expense was $13.1 million and $13.0 million for the three months ended June 30, 2011 and 2010, respectively, and $26.1 million and $29.7 million for the six months ended June 30, 2011 and 2010, respectively.  The decrease for the six month period was primarily due to the maturing of debt in March, 2010.

Income Tax Expense (Benefit).  We had an income tax expense of $9.5 million and an income tax benefit of $16.3 million for the three and six months ended June 30, 2011, respectively, and an income tax expense of $3.7 million and $16.6 million for the three and six months ended June 30, 2010, respectively.  Our income tax is primarily a function of the statutory tax rates and corresponding pre-tax income in the jurisdictions where we operate, coupled with the impact from tax-preferenced investment income.  Variations in our effective tax rate generally result from changes in the relative levels of pre-tax income among jurisdictions with different tax rates.  The decrease in taxes year over year was primarily attributable to the previously mentioned catastrophe losses.

Net Income (Loss).
Our net income was $131.3 million and our net loss was $184.6 million for the three and six months ended June 30, 2011, respectively.  Our net income was $156.7 million and $134.0 million for the three and six months ended June 30, 2010, respectively.  The decreases were primarily driven by an increase in catastrophe losses in 2011 in addition to the other components discussed above.

Ratios.
Our combined ratio increased by 4.8 points to 98.0% for the three months ended June 30, 2011 compared to 93.2% for the same period in 2010, and increased by 15.8 points to 124.3% for the six months ended June 30, 2011 compared to 108.5% for the same period in 2010.  The loss ratio component increased 5.7 points and 15.9 points for the three and six months ended June 30, 2011, respectively, over the same periods last year, principally due to the increase in current year catastrophe losses as a result of the Japan earthquake, New Zealand earthquake, tornadoes, Slave Lake fire and the Australia floods.  The other underwriting expense ratio component increased slightly and the commission and brokerage ratio component decreased slightly over the same periods last year.

Shareholders’ Equity.
Shareholders’ equity decreased by $131.0 million to $6,152.6 million at June 30, 2011 from $6,283.5 million at December 31, 2010, principally as a result of $184.6 million of net loss, $52.1 million of shareholder dividends and repurchases of 428,038 common shares for $37.6 million, partially offset by $87.1 million of unrealized appreciation on investments, net of tax, $39.5 million of net foreign currency translation adjustments and share-based compensation transactions of $15.2 million.

Consolidated Investment Results

Net Investment Income.
Net investment income decreased by 4.3% to $158.6 million for the three months ended June 30, 2011 compared to $165.7 million for the three months ended June 30, 2010, mainly due to declining reinvestment rates and a decline in income from our limited partnership investments.  Net investment income increased by 3.1% to $337.3 million for the six months ended June 30, 2011 compared to $327.2 million for the six months ended June 30, 2010, primarily due to an increase in income from our limited partnership investments and increased dividend income from equities due to our expanded public equity portfolio and emerging market debt mutual funds.  The increase for the six months ended was partially offset by a decline in income from our fixed maturities, reflective of reducing our municipal bond exposure and declining reinvestment rates.  Proceeds from reducing this portfolio were used to expand our public equity and emerging markets portfolios.

The following table shows the components of net investment income for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2011	2010	2011	2010
Fixed maturities	$132.7	$149.0	$265.5	$294.2
Equity securities	13.2	2.9	25.0	5.4
Short-term investments and cash	0.4	(0.1)	0.7	(0.4)
Other invested assets
Limited partnerships	14.3	15.6	51.0	31.5
Other	4.1	0.3	4.7	0.7
Total gross investment income	164.7	167.7	346.9	331.4
Interest debited (credited) and other expense	(6.1)	(2.0)	(9.6)	(4.2)
Total net investment income	$158.6	$165.7	$337.3	$327.2

(Some amounts may not reconcile due to rounding.)

The following tables show a comparison of various investment yields for the periods indicated.

	At	At
	June 30,	December 31,
	2011	2010
Imbedded pre-tax yield of cash and invested assets	4.0%	3.9%
Imbedded after-tax yield of cash and invested assets	3.5%	3.5%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Annualized pre-tax yield on average cash and invested assets	4.2%	4.6%	4.5%	4.5%
Annualized after-tax yield on average cash and invested assets	3.6%	4.0%	3.9%	4.0%

Net Realized Capital Gains (Losses).
The following table presents the composition of our net realized capital gains (losses) for the periods indicated.

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2011	2010	Variance	2011	2010	Variance
Gains (losses) from sales:
Fixed maturity securities, market value
Gains	$6.5	$7.5	$(1.0)	$23.7	$66.1	$(42.4)
Losses	(12.1)	(9.7)	(2.4)	(39.3)	(15.3)	(24.0)
Total	(5.6)	(2.2)	(3.4)	(15.6)	50.8	(66.4)

Fixed maturity securities, fair value
Gains	0.6	0.2	0.4	0.8	0.3	0.5
Losses	-	-	-	(1.7)	-	(1.7)
Total	0.6	0.2	0.4	(0.9)	0.3	(1.2)

Equity securities, market value
Gains	-	0.1	(0.1)	0.2	0.1	0.1
Losses	-	-	-	(0.2)	-	(0.2)
Total	-	0.1	(0.1)	-	0.1	(0.1)

Equity securities, fair value
Gains	0.7	1.2	(0.5)	3.0	3.6	(0.6)
Losses	(0.9)	(4.1)	3.2	(1.3)	(4.6)	3.3
Total	(0.2)	(2.9)	2.7	1.7	(1.0)	2.7

Total net realized capital gains (losses) from sales
Gains	7.8	9.0	(1.2)	27.7	70.1	(42.4)
Losses	(13.0)	(13.8)	0.8	(42.5)	(19.9)	(22.6)
Total	(5.2)	(4.8)	(0.4)	(14.8)	50.2	(65.0)

Other-than-temporary impairments:	-	-	-	(14.8)	-	(14.8)

Gains (losses) from fair value adjustments:
Fixed maturities, fair value	-	(2.5)	2.5	(3.5)	0.5	(4.0)
Equity securities, fair value	0.4	(34.3)	34.7	40.4	(19.6)	60.0
Total	0.4	(36.9)	37.2	36.9	(19.1)	56.0

Total net realized capital gains (losses)	$(4.8)	$(41.7)	$36.9	$7.3	$31.0	$(23.7)

(Some amounts may not reconcile due to rounding.)

Net realized capital losses were $4.8 million and $41.7 million for the three months ended June 30, 2011 and 2010, respectively.  For the three months ended June 30, 2011, we recorded $5.2 million of net realized capital losses from sales of fixed maturity and equity securities, partially offset by $0.4 million of net realized capital gains due to fair value re-measurements on fixed maturity and equity securities.  The gains and losses on the sales of fixed maturity securities included the impact of selling part of our municipal bond portfolio as credit concerns arose in this market sector.  For the three months ended June 30, 2010, we recorded $36.9 million of losses due to fair value re-measurements on fixed maturity and equity securities and $4.8 million of net realized capital losses from sales of fixed maturity and equity securities.

Net realized capital gains were $7.3 million and $31.0 million for the six months ended June 30, 2011 and 2010, respectively.  For the six months ended June 30, 2011, we recorded $36.9 million of net realized capital gains due to fair value re-measurements on fixed maturity and equity securities, partially offset by $14.8 million of other-than-temporary impairments on fixed maturity securities and $14.8 million of net realized capital losses from sales of fixed maturity and equity securities.  The gains and losses on the sales of fixed maturity securities included the impact of selling part of our municipal bond portfolio as credit concerns arose in this market sector.  For the six months ended June 30, 2010, we recorded $50.2 million of net realized capital gains from sales of fixed maturity and equity securities, partially offset by $19.1 million of losses due to fair value re-measurements on fixed maturity and equity securities.  The gains on the sales of fixed maturity securities were primarily the result of selling securities in foreign currencies, which reduced our exposure to currency fluctuations.

Segment Results.
Through our subsidiaries, we operate in five segments:  U.S. Reinsurance, Insurance, Specialty Underwriting, International and Bermuda.  The U.S. Reinsurance operation writes property and casualty reinsurance, on both a treaty and facultative basis, through reinsurance brokers, as well as directly with ceding companies within the U.S.  The Insurance operation writes property and casualty insurance directly and through general agents, brokers and surplus lines brokers within the U.S and Canada.  The Specialty Underwriting operation writes A&H, marine, aviation and surety business within the U.S. and worldwide through brokers and directly with ceding companies.  The International operation writes non-U.S. property and casualty reinsurance through Everest Re’s branches in Canada and Singapore and offices in Brazil, Miami and New Jersey.  The Bermuda operation provides reinsurance and insurance to worldwide property and casualty markets and reinsurance to life insurers through brokers and directly with ceding companies from its Bermuda office and reinsurance to the United Kingdom and European markets through its UK branch and the Company’s Ireland subsidiary.

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

The following discusses the underwriting results for each of our segments for the periods indicated.

U.S. Reinsurance.
The following table presents the underwriting results and ratios for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2011	2010	Variance	% Change	2011	2010	Variance	% Change
Gross written premiums	$230.3	$268.2	$(38.0)	-14.2%	$484.2	$512.2	$(28.1)	-5.5%
Net written premiums	230.2	268.6	(38.4)	-14.3%	484.1	512.8	(28.7)	-5.6%

Premiums earned	$259.7	$286.9	$(27.2)	-9.5%	$523.8	$523.6	$0.2	0.0%
Incurred losses and LAE	200.7	146.2	54.5	37.3%	447.0	300.0	147.0	49.0%
Commission and brokerage	65.4	71.2	(5.7)	-8.1%	135.0	128.4	6.6	5.1%
Other underwriting expenses	7.9	9.4	(1.5)	-16.1%	15.8	17.2	(1.4)	-8.2%
Underwriting gain (loss)	$(14.3)	$60.1	$(74.5)	-123.8%	$(73.9)	$78.1	$(151.9)	-194.7%

				Point Chg				Point Chg
Loss ratio	77.3%	51.0%		26.3	85.3%	57.3%		28.0
Commission and brokerage ratio	25.2%	24.8%		0.4	25.8%	24.5%		1.3
Other underwriting expense ratio	3.0%	3.2%		(0.2)	3.0%	3.3%		(0.3)
Combined ratio	105.5%	79.0%		26.5	114.1%	85.1%		29.0

(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums decreased by 14.2% to $230.3 million for the three months ended June 30, 2011 from $268.2 million for the three months ended June 30, 2010, primarily due to reduced premium volume for treaty casualty and crop reinsurance business due to the non-renewal of several contracts, partially offset by a $4.9 million increase in reinstatement premiums due to current quarter catastrophe loss activity.  Net written premiums decreased 14.3% to $230.2 million for the three months ended June 30, 2011 compared to $268.6 million for the same period in 2010, which is in line with the decrease in gross written premiums for the quarter.  Premiums earned decreased 9.5% to $259.7 million for the three months ended June 30, 2011 compared to $286.9 million for the three months ended June 30, 2010.  The change in premiums earned is relatively consistent with the decrease in net written premiums.

Gross written premiums decreased by 5.5% to $484.2 million for the six months ended June 30, 2011 from $512.2 million for the six months ended June 30, 2010, primarily due to reduced premium volume for treaty casualty and crop reinsurance business due to the non-renewal of several contracts, partially offset by an $18.6 million increase in reinstatement premiums due to catastrophe loss activity.  Net written premiums decreased 5.6% to $484.1 million for the six months ended June 30, 2011 compared to $512.8 million for the same period in 2010, which is in line with the decrease in gross written premiums for the year.  Premiums earned remained flat at $523.8 million for the six months ended June 30, 2011 compared to $523.6 million for the six months ended June 30, 2010.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE. The following tables present the incurred losses and LAE for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2011
Attritional	$138.0	53.0%		$1.3	0.5%		$139.3	53.6%
Catastrophes	51.8	20.0%		9.6	3.7%		61.4	23.7%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$189.8	73.0%		$10.9	4.2%		$200.7	77.3%

2010
Attritional	$148.0	51.6%		$5.6	2.0%		$153.6	53.5%
Catastrophes	(5.0)	-1.7%		(2.4)	-0.8%		(7.4)	-2.6%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$143.0	49.8%		$3.2	1.1%		$146.2	51.0%

Variance 2011/2010
Attritional	$(10.0)	1.4	pts	$(4.3)	(1.5)	pts	$(14.3)	0.1	pts
Catastrophes	56.8	21.7	pts	12.0	4.5	pts	68.8	26.3	pts
A&E	-	-	pts	-	-	pts	-	-	pts
Total segment	$46.8	23.2	pts	$7.7	3.1	pts	$54.5	26.3	pts

	Six Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2011
Attritional	$269.7	51.4%		$1.0	0.2%		$270.6	51.6%
Catastrophes	165.8	31.7%		10.5	2.0%		176.4	33.7%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$435.5	83.1%		$11.5	2.2%		$447.0	85.3%

2010
Attritional	$270.7	51.7%		$5.8	1.1%		$276.5	52.8%
Catastrophes	23.0	4.4%		0.5	0.1%		23.5	4.5%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$293.7	56.1%		$6.3	1.2%		$300.0	57.3%

Variance 2011/2010
Attritional	$(1.0)	(0.3)	pts	$(4.8)	(0.9)	pts	$(5.9)	(1.2)	pts
Catastrophes	142.8	27.3	pts	10.0	1.9	pts	152.9	29.2	pts
A&E	-	-	pts	-	-	pts	-	-	pts
Total segment	$141.8	27.0	pts	$5.2	1.0	pts	$147.0	28.0	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses were $54.5 million (26.3 points) higher at $200.7 million for the three months ended June 30, 2011 compared to $146.2 million for the three months ended June 30, 2010, primarily as a result of the $56.8 million (21.7 points) increase in current year catastrophe losses, largely due to the U.S. Midwest tornadoes and the Australian floods and the $12.0 million (4.5 points) increase to prior year catastrophe losses, primarily due to development on the Chile earthquake, partially offset by the $10.0 million decrease in current year attritional losses, reflective of lower earned premium.

Incurred losses were $147.0 million (28.0 points) higher at $447.0 million for the six months ended June 30, 2011 compared to $300.0 million for the six months ended June 30, 2010, primarily as a result of the $142.8 million (27.3 points) increase in current year catastrophe losses, largely due to the Japan and New Zealand earthquakes, U.S. Midwest tornadoes, and Australian floods, and the $10.0 million (1.9 points) increase in prior year catastrophe losses, largely due to the Chile earthquake. The current year attritional losses decreased $1.0 million (0.3 points), due, in part, to higher reinstatement premiums in the current year, which are booked without an additional loss provision.

Segment Expenses.  Commission and brokerage expenses decreased by 8.1% to $65.4 million for the three months ended June 30, 2011 compared to $71.2 million for the three months ended June 30, 2010.  Commission and brokerage expenses increased by 5.1% to $135.0 million for the six months ended June 30, 2011 compared to $128.4 million for the six months ended June 30, 2010.  These variances were due to the changes in premiums earned and the mix of business with varying commission rates.

Segment other underwriting expenses decreased to $7.9 million for the three months ended June 30, 2011 compared to $9.4 million for the same period in 2010.  Segment other underwriting expenses decreased to $15.8 million for the six months ended June 30, 2011 compared to $17.2 million for the same period in 2010.  These variances were due to reduced operating costs for the segment.

Insurance.
The following table presents the underwriting results and ratios for the Insurance segment for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2011	2010	Variance	% Change	2011	2010	Variance	% Change
Gross written premiums	$226.1	$204.9	$21.2	10.3%	$480.6	$433.2	$47.4	10.9%
Net written premiums	196.9	141.5	55.4	39.1%	411.2	318.5	92.7	29.1%

Premiums earned	$195.6	$155.3	$40.3	26.0%	$392.3	$317.1	$75.1	23.7%
Incurred losses and LAE	141.3	118.6	22.7	19.2%	289.3	230.7	58.6	25.4%
Commission and brokerage	30.3	29.3	1.0	3.4%	62.7	61.1	1.6	2.6%
Other underwriting expenses	22.4	16.3	6.1	37.6%	44.3	32.9	11.4	34.7%
Underwriting gain (loss)	$1.7	$(8.8)	$10.5	-118.7%	$(3.9)	$(7.4)	$3.5	-47.0%

				Point Chg				Point Chg
Loss ratio	72.2%	76.3%		(4.1)	73.7%	72.7%		1.0
Commission and brokerage ratio	15.5%	18.8%		(3.3)	16.0%	19.3%		(3.3)
Other underwriting expense ratio	11.5%	10.6%		0.9	11.3%	10.3%		1.0
Combined ratio	99.2%	105.7%		(6.5)	101.0%	102.3%		(1.3)

(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums increased by 10.3% to $226.1 million for the three months ended June 30, 2011 compared to $204.9 million for the three months ended June 30, 2010. This was due to strategic portfolio changes with growth in short-tail business, primarily driven by the acquisition of Heartland, which provided $38.7 million of new crop insurance premium in the current quarter, partially offset by the planned reduction of a large casualty program.  Net written premiums increased 39.1% to $196.9 million for the three months ended June 30, 2011 compared to $141.5 million for the same period in 2010 due to higher gross premiums and reduced levels of ceded reinsurance primarily related to the reduced casualty program. Premiums earned increased 26.0% to $195.6 million for the three months ended June 30, 2011 compared to $155.3 million for the three months ended June 30, 2010.  The change in premiums earned is relatively consistent with the increase in net written premium.

Gross written premiums increased by 10.9% to $480.6 million for the six months ended June 30, 2011 compared to $433.2 million for the six months ended June 30, 2010. This was due to strategic portfolio changes with growth in short-tail business, primarily driven by the acquisition of Heartland, which provided $77.4 million of new crop insurance premium in 2011, partially offset by the reduction of a large casualty program.  Net written premiums increased 29.1% to $411.2 million for the six months ended June 30, 2011 compared to $318.5 million for the same period in 2010 due to higher gross premiums and reduced levels of ceded reinsurance. Premiums earned increased 23.7% to $392.3 million for the six months ended June 30, 2011 compared to $317.1 million for the six months ended June 30, 2010.  The change in premiums earned is relatively consistent with the increase in net written premium.

Incurred Losses and LAE. The following tables present the incurred losses and LAE for the Insurance segment for the periods indicated.

	Three Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2011
Attritional	$141.0	72.0%		$-	0.0%		$141.0	72.0%
Catastrophes	-	0.0%		0.3	0.2%		0.3	0.2%
Total segment	$141.0	72.0%		$0.3	0.2%		$141.3	72.2%

2010
Attritional	$113.1	72.8%		$5.5	3.5%		$118.6	76.3%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
Total segment	$113.1	72.8%		$5.5	3.5%		$118.6	76.3%

Variance 2011/2010
Attritional	$27.9	(0.8)	pts	$(5.5)	(3.5)	pts	$22.4	(4.3)	pts
Catastrophes	-	-	pts	0.3	0.2	pts	0.3	0.2	pts
Total segment	$27.9	(0.8)	pts	$(5.2)	(3.3)	pts	$22.7	(4.1)	pts

	Six Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2011
Attritional	$288.9	73.6%		$-	0.0%		$288.9	73.6%
Catastrophes	-	0.0%		0.3	0.1%		0.3	0.1%
Total segment	$288.9	73.6%		$0.3	0.1%		$289.3	73.7%

2010
Attritional	$228.4	72.0%		$2.2	0.7%		$230.7	72.7%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
Total segment	$228.4	72.0%		$2.2	0.7%		$230.7	72.7%

Variance 2011/2010
Attritional	$60.5	1.6	pts	$(2.2)	(0.7)	pts	$58.2	0.9	pts
Catastrophes	-	-	pts	0.3	0.1	pts	0.3	0.1	pts
Total segment	$60.5	1.6	pts	$(1.9)	(0.6)	pts	$58.6	1.0	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 19.2% to $141.3 million for the three months ended June 30, 2011 compared to $118.6 million for the three months ended June 30, 2010. The increase was primarily due to higher net premiums earned, partially offset by lower prior year attritional loss development and a decrease of 0.8 points in the current year attritional loss ratio, year over year.  The lower current year attritional loss ratio was due to a change in the mix of business with growth in short-tail/package business that has a lower loss ratio.

Incurred losses and LAE increased by 25.4% to $289.3 million for the six months ended June 30, 2011 compared to $230.7 million for the six months ended June 30, 2010. The increase was due to higher net premiums earned and an increase of 1.6 points in the current year attritional loss ratio, due to higher expected loss ratios on several casualty programs, reflective of current market conditions, partially offset by growth in short-tail/package business with a lower loss ratio.

Segment Expenses. Commission and brokerage increased by 3.4% to $30.3 million for the three months ended June 30, 2011 compared to $29.3 million for the three months ended June 30, 2010.  Commission and brokerage increased by 2.6% to $62.7 million for the six months ended June 30, 2011 compared to $61.1 million for the six months ended June 30, 2010.  These increases were primarily the result of an increase in net premiums earned offset by reduced commission ratios due to changes in the mix of business.

Segment other underwriting expenses increased to $22.4 million for the three months ended June 30, 2011 compared to $16.3 million for the same period in 2010.   Segment other underwriting expenses increased to $44.3 million for the six months ended June 30, 2011 compared to $32.9 million for the same period in 2010.  These increases were primarily due to the expenses of the newly acquired Heartland.

Specialty Underwriting.
The following table presents the underwriting results and ratios for the Specialty Underwriting segment for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2011	2010	Variance	% Change	2011	2010	Variance	% Change
Gross written premiums	$66.4	$65.9	$0.5	0.8%	$135.5	$131.7	$3.8	2.9%
Net written premiums	65.6	64.5	1.1	1.8%	134.2	129.6	4.6	3.6%

Premiums earned	$64.3	$68.8	$(4.5)	-6.5%	$136.2	$136.2	$-	0.0%
Incurred losses and LAE	46.4	62.4	(16.1)	-25.7%	93.3	108.2	(14.9)	-13.8%
Commission and brokerage	14.6	16.8	(2.2)	-12.9%	30.2	33.6	(3.4)	-10.2%
Other underwriting expenses	2.0	2.4	(0.4)	-16.9%	4.0	4.4	(0.4)	-8.1%
Underwriting gain (loss)	$1.3	$(12.8)	$14.1	-110.2%	$8.8	$(9.9)	$18.7	-188.8%

				Point Chg				Point Chg
Loss ratio	72.1%	90.7%		(18.6)	68.5%	79.4%		(10.9)
Commission and brokerage ratio	22.8%	24.4%		(1.6)	22.1%	24.7%		(2.6)
Other underwriting expense ratio	3.1%	3.5%		(0.4)	3.0%	3.2%		(0.2)
Combined ratio	98.0%	118.6%		(20.6)	93.6%	107.3%		(13.7)

(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums increased by 0.8% to $66.4 million for the three months ended June 30, 2011 compared to $65.9 million for the three months ended June 30, 2010, primarily due to an increase in A&H primary business for medical stop loss insurance offset by reductions in A&H reinsurance, Marine, and Surety writings.  Correspondingly, net written premiums increased 1.8% to $65.6 million for the three months ended June 30, 2011 compared to $64.5 million for the three months ended June 30, 2010.  Premiums earned decreased 6.5% to $64.3 million for the three months ended June 30, 2011 compared to $68.8 million for the same period in 2010.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums increased by 2.9% to $135.5 million for the six months ended June 30, 2011 compared to $131.7 million for the six months ended June 30, 2010, primarily due to an increase in A&H primary business for medical stop loss insurance offset by a reduction in A&H reinsurance and Marine business.  Correspondingly, net written premiums increased 3.6% to $134.2 million for the six months ended June 30, 2011 compared to $129.6 million for the six months ended June 30, 2010.  Premiums earned remained flat at $136.2 million for the six months ended June 30, 2011 and 2010.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following tables present the incurred losses and LAE for the Specialty Underwriting segment for the periods indicated.

	Three Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2011
Attritional	$44.5	69.1%		$0.1	0.1%		$44.6	69.3%
Catastrophes	2.5	3.9%		(0.7)	-1.0%		1.8	2.8%
Total segment	$47.0	73.0%		$(0.6)	-0.9%		$46.4	72.1%

2010
Attritional	$60.0	87.1%		$-	0.0%		$60.0	87.1%
Catastrophes	-	0.0%		2.5	3.6%		2.5	3.6%
Total segment	$60.0	87.1%		$2.5	3.6%		$62.4	90.7%

Variance 2011/2010
Attritional	$(15.5)	(18.0)	pts	$0.1	0.1	pts	$(15.4)	(17.8)	pts
Catastrophes	2.5	3.9	pts	(3.2)	(4.6)	pts	(0.7)	(0.8)	pts
Total segment	$(13.0)	(14.1)	pts	$(3.1)	(4.5)	pts	$(16.1)	(18.6)	pts

	Six Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2011
Attritional	$91.3	67.0%		$0.1	0.1%		$91.4	67.1%
Catastrophes	2.5	1.8%		(0.6)	-0.4%		1.9	1.4%
Total segment	$93.8	68.8%		$(0.5)	-0.3%		$93.3	68.5%

2010
Attritional	$104.1	76.4%		$-	0.0%		$104.1	76.4%
Catastrophes	-	0.0%		4.1	3.0%		4.1	3.0%
Total segment	$104.1	76.4%		$4.0	3.0%		$108.2	79.4%

Variance 2011/2010
Attritional	$(12.8)	(9.4)	pts	$0.1	0.1	pts	$(12.7)	(9.3)	pts
Catastrophes	2.5	1.8	pts	(4.7)	(3.4)	pts	(2.2)	(1.6)	pts
Total segment	$(10.3)	(7.6)	pts	$(4.6)	(3.3)	pts	$(14.9)	(10.9)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased by 25.7% to $46.4 million for the three months ended June 30, 2011 compared to $62.4 million for the three months ended June 30, 2010, due primarily to the Deep Water Horizon rig loss included in the 2010 attritional losses, representing 16.7 points in the segment, as well as changes in the mix of business.

Incurred losses and LAE decreased by 13.8% to $93.3 million for the six months ended June 30, 2011 compared to $108.2 million for the six months ended June 30, 2010, due primarily to the Deep Water Horizon rig losses included in the 2010 attritional losses and changes in the mix of business.

Segment Expenses. Commission and brokerage decreased 12.9% to $14.6 million for the three months ended June 30, 2011 compared to $16.8 million for the same period in 2010.  Commission and brokerage decreased 10.2% to $30.2 million for the six months ended June 30, 2011 compared to $33.6 million for the same period in 2010.  This decrease was primarily due to changes in the mix of business, with a higher level of primary A&H business, which carries a lower commission ratio.

Segment other underwriting expenses decreased to $2.0 million for the three months ended June 30, 2011 compared to $2.4 million for the same period in 2010.  Segment other underwriting expenses decreased to $4.0 million for the six months ended June 30, 2011 compared to $4.4 million for the same period in 2010.

International.
The following table presents the underwriting results and ratios for the International segment for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2011	2010	Variance	% Change	2011	2010	Variance	% Change
Gross written premiums	$288.7	$307.0	$(18.2)	-5.9%	$597.6	$582.3	$15.2	2.6%
Net written premiums	286.0	307.0	(20.9)	-6.8%	590.5	582.3	8.3	1.4%

Premiums earned	$317.2	$292.0	$25.2	8.6%	$633.5	$568.6	$64.9	11.4%
Incurred losses and LAE	221.6	224.1	(2.5)	-1.1%	826.3	651.7	174.6	26.8%
Commission and brokerage	73.8	77.8	(4.1)	-5.2%	152.2	142.8	9.4	6.6%
Other underwriting expenses	7.0	7.3	(0.4)	-4.9%	13.4	13.7	(0.3)	-2.2%
Underwriting gain (loss)	$14.8	$(17.3)	$32.1	-185.5%	$(358.5)	$(239.6)	$(118.8)	49.6%

				Point Chg				Point Chg
Loss ratio	69.9%	76.8%		(6.9)	130.4%	114.6%		15.8
Commission and brokerage ratio	23.3%	26.7%		(3.4)	24.0%	25.1%		(1.1)
Other underwriting expense ratio	2.1%	2.4%		(0.3)	2.2%	2.4%		(0.2)
Combined ratio	95.3%	105.9%		(10.6)	156.6%	142.1%		14.5

(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums decreased by 5.9% to $288.7 million for the three months ended June 30, 2011 compared to $307.0 million for the three months ended June 30, 2010, due to a decrease in premiums written through Asia, $16.6 million; and Canada, $10.7 million; partially offset by a $9.0 million net increase in business written in the Latin America, South America, Middle East, and Africa regions. Non-renewed business in certain catastrophe exposed territories that have not responded to the recent elevation in catastrophe loss activity resulted in the overall decline in writings, partially offset by generally higher rate levels on retained business and favorable foreign exchange impact of $14.2 million.  Net written premiums decreased by 6.8% to $286.0 million for the three months ended June 30, 2011 compared to $307.0 million for the same period in 2010, principally as a result of the decrease in gross written premiums.  Premiums earned increased 8.6% to $317.2 million for the three months ended June 30, 2011 compared to $292.0 million for the same period in 2010.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums increased by 2.6% to $597.6 million for the six months ended June 30, 2011 compared to $582.3 million for the six months ended June 30, 2010, due to a net increase of $22.8 million in premiums written in the Latin America, Middle East, and Africa regions and favorable foreign exchange impact of $22.1 million, partially offset by lower premium in Asia ($5.6 million) and Canada ($2.1 million).  Growth from increased rate levels, particularly in regions recently affected by catastrophe losses was partially offset by non-renewed business which did not meet our current pricing targets.  Net written premiums increased by 1.4% to $590.5 million for the six months ended June 30, 2011 compared to $582.3 million for the same period in 2010, principally as a result of the increase in gross written premiums.  Premiums earned increased 11.4% to $633.5 million for the six months ended June 30, 2011 compared to $568.6 million for the same period in 2010.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following tables present the incurred losses and LAE for the International segment for the periods indicated.

	Three Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2011
Attritional	$168.8	53.3%		$(5.0)	-1.6%		$163.8	51.7%
Catastrophes	64.2	20.2%		(6.3)	-2.0%		57.8	18.2%
Total segment	$233.0	73.5%		$(11.3)	-3.6%		$221.6	69.9%

2010
Attritional	$153.5	52.6%		$(5.8)	-2.0%		$147.7	50.6%
Catastrophes	86.9	29.8%		(10.5)	-3.6%		76.4	26.2%
Total segment	$240.4	82.3%		$(16.2)	-5.6%		$224.1	76.8%

Variance 2011/2010
Attritional	$15.3	0.7	pts	$0.8	0.4	pts	$16.1	1.1	pts
Catastrophes	(22.7)	(9.6)	pts	4.2	1.6	pts	(18.6)	(8.0)	pts
Total segment	$(7.4)	(8.8)	pts	$4.9	2.0	pts	$(2.5)	(6.9)	pts

	Six Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2011
Attritional	$334.0	52.8%		$(10.0)	-1.6%		$324.0	51.2%
Catastrophes	505.2	79.7%		(2.9)	-0.5%		502.3	79.2%
Total segment	$839.2	132.5%		$(12.9)	-2.1%		$826.3	130.4%

2010
Attritional	$315.5	55.5%		$(6.0)	-1.1%		$309.5	54.4%
Catastrophes	353.9	62.2%		(11.6)	-2.0%		342.3	60.2%
Total segment	$669.4	117.7%		$(17.6)	-3.1%		$651.7	114.6%

Variance 2011/2010
Attritional	$18.5	(2.7)	pts	$(4.0)	(0.5)	pts	$14.5	(3.2)	pts
Catastrophes	151.3	17.5	pts	8.7	1.5	pts	160.0	19.0	pts
Total segment	$169.8	14.8	pts	$4.7	1.0	pts	$174.6	15.8	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased 1.1% to $221.6 million for the three months ended June 30, 2011 compared to $224.1 million for the three months ended June 30, 2010.  The decrease was principally due to a $22.7 million (9.6 points) decrease in current year catastrophes (Japan and New Zealand earthquakes, and the wildfire loss in Alberta, Canada) in 2011, compared to the catastrophe losses reported in the second quarter of 2010 (Chile earthquake).  The current year attritional losses increased to $168.8 million for the three months ended June 30, 2011 from $153.5 million for the three months ended June 30, 2010, primarily due to the increase in premiums earned.

Incurred losses and LAE increased 26.8% to $826.3 million for the six months ended June 30, 2011 compared to $651.7 million for the six months ended June 30, 2010.  The increase was principally due to a $151.3 million (17.5 points) increase in current year catastrophes in 2011 related to the Japan and New Zealand earthquakes, the Australia floods, and the wildfire loss in Alberta, Canada, compared to the 2010 reported catastrophe losses (Chile earthquake and Australia hailstorms).  The current year attritional loss ratio was down to 52.8% for the six months ended June 30, 2011 from 55.5% for the six months ended June 30, 2010, primarily due to a shift in the mix of business with a lower level of quota share business, which generally carries a higher loss ratio.

Segment Expenses. Commission and brokerage decreased 5.2% to $73.8 million for the three months ended June 30, 2011 compared to $77.8 million for the three months ended June 30, 2010.  Commission and brokerage increased 6.6% to $152.2 million for the six months ended June 30, 2011 compared to $142.8 million for the six months ended June 30, 2010.  These variances were due to changes in commission rates, premiums earned and the mix of business.

Segment other underwriting expenses decreased to $7.0 million for the three months ended June 30, 2011 compared to $7.3 million for the three months ended June 30, 2010.  Segment other underwriting expenses decreased to $13.4 million for the six months ended June 30, 2011 compared to $13.7 million for the six months ended June 30, 2010.

Bermuda.
The following table presents the underwriting results and ratios for the Bermuda segment for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2011	2010	Variance	% Change	2011	2010	Variance	% Change
Gross written premiums	$176.4	$167.5	$8.9	5.3%	$354.9	$375.0	$(20.2)	-5.4%
Net written premiums	176.4	167.5	8.9	5.3%	355.0	375.0	(20.1)	-5.4%

Premiums earned	$203.1	$186.9	$16.1	8.6%	$365.5	$371.6	$(6.1)	-1.7%
Incurred losses and LAE	125.8	92.6	33.2	35.9%	329.7	260.3	69.5	26.7%
Commission and brokerage	53.2	41.4	11.8	28.6%	93.8	83.3	10.5	12.6%
Other underwriting expenses	6.7	6.4	0.3	4.7%	13.4	12.6	0.8	6.4%
Underwriting gain (loss)	$17.3	$46.6	$(29.2)	-62.8%	$(71.5)	$15.4	$(86.9)	NM

				Point Chg				Point Chg
Loss ratio	62.0%	49.5%		12.5	90.2%	70.0%		20.2
Commission and brokerage ratio	26.2%	22.1%		4.1	25.7%	22.4%		3.3
Other underwriting expense ratio	3.3%	3.5%		(0.2)	3.7%	3.4%		0.3
Combined ratio	91.5%	75.1%		16.4	119.6%	95.8%		23.8

(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums increased 5.3% to $176.4 million for the three months ended June 30, 2011 compared to $167.5 million for the same period in 2010, primarily due to favorable foreign exchange impact of $9.0 million.  Net written premiums increased 5.3% to $176.4 million for the three months ended June 30, 2011 compared to $167.5 million for the three months ended June 30, 2010, in line with the increase in gross written premiums.  Premiums earned increased 8.6% to $203.1 million for the three months ended June 30, 2011 compared to $186.9 million for the three months ended June 30, 2010, consistent with the trend noted for net written premiums.

Gross written premiums decreased 5.4% to $354.9 million for the six months ended June 30, 2011 compared to $375.0 million for the same period in 2010, primarily due to reduced participations and non-renewal of U.K. property and property catastrophe business, where rate increases were not achieved, partially offset by higher reinstatement premiums for catastrophe excess of loss business and favorable foreign exchange impact of $10.2 million.  Net written premiums decreased 5.4% to $355.0 million for the six months ended June 30, 2011 compared to $375.0 million for the six months ended June 30, 2010, in line with the decrease in gross written premiums.  Premiums earned decreased 1.7% to $365.5 million for the six months ended June 30, 2011 compared to $371.6 million for the six months ended June 30, 2010, consistent with the trend noted for net written premiums.

Incurred Losses and LAE.  The following tables present the incurred losses and LAE for the Bermuda segment for the periods indicated.

	Three Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2011
Attritional	$122.1	60.2%		$1.3	0.6%		$123.4	60.8%
Catastrophes	4.5	2.2%		(2.9)	-1.4%		1.6	0.8%
A&E	-	0.0%		0.8	0.4%		0.8	0.4%
Total segment	$126.6	62.4%		$(0.8)	-0.4%		$125.8	62.0%

2010
Attritional	$109.6	58.6%		$(15.2)	-8.1%		$94.4	50.5%
Catastrophes	(1.4)	-0.8%		(0.4)	-0.2%		(1.8)	-1.0%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$108.2	57.9%		$(15.6)	-8.3%		$92.6	49.5%

Variance 2011/2010
Attritional	$12.5	1.6	pts	$16.5	8.7	pts	$29.0	10.3	pts
Catastrophes	5.9	3.0	pts	(2.5)	(1.2)	pts	3.4	1.8	pts
A&E	-	-	pts	0.8	0.4	pts	0.8	0.4	pts
Total segment	$18.4	4.5	pts	$14.8	7.9	pts	$33.2	12.5	pts

	Six Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2011
Attritional	$216.6	59.3%		$5.2	1.4%		$221.8	60.7%
Catastrophes	114.5	31.3%		(7.4)	-2.0%		107.1	29.3%
A&E	-	0.0%		0.8	0.2%		0.8	0.2%
Total segment	$331.1	90.6%		$(1.4)	-0.4%		$329.7	90.2%

2010
Attritional	$216.9	58.4%		$(11.0)	-3.0%		$205.9	55.4%
Catastrophes	58.6	15.8%		(4.2)	-1.1%		54.4	14.6%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$275.5	74.1%		$(15.2)	-4.1%		$260.3	70.0%

Variance 2011/2010
Attritional	$(0.3)	0.9	pts	$16.2	4.4	pts	$15.9	5.3	pts
Catastrophes	55.9	15.5	pts	(3.2)	(0.9)	pts	52.7	14.7	pts
A&E	-	-	pts	0.8	0.2	pts	0.8	0.2	pts
Total segment	$55.6	16.5	pts	$13.8	3.7	pts	$69.4	20.2	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased 35.9% to $125.8 million for the three months ended June 30, 2011 compared to $92.6 million for the same period in 2010, representing a 12.5 point increase to the loss ratio, quarter over quarter.  The increase was primarily attributable to a swing in prior year development of attritional losses of $16.5 million (8.7 points); 2010 reflected favorable development of $15.2 million compared to modest development in the current year quarter and an increase in current year attritional losses due primarily to the increase in premiums earned.

Incurred losses and LAE increased 26.7% to $329.7 million for the six months ended June 30, 2011 compared to $260.3 million for the same period in 2010.  The increase was principally due to a $55.9 million (15.5 points) increase in current year catastrophe losses, primarily for the Japan and New Zealand earthquakes and Australia floods.

Segment Expenses. Commission and brokerage increased 28.6% to $53.2 million for the three months ended June 30, 2011 compared to $41.4 million for the same period in 2010.  Commission and brokerage increased 12.6% to $93.8 million for the six months ended June 30, 2011 compared to $83.3 million for the same period in 2010.  These variances were due to an increase in commission on a large Bermuda transaction, higher 2010 reinstatement premiums in London, which have no commission expense, and changes in the mix of business.

Segment other underwriting expenses increased to $6.7 million for the three months ended June 30, 2011 compared to $6.4 million for the three months ended June 30, 2010.  Segment other underwriting expenses increased to $13.4 million for the six months ended June 30, 2011 compared to $12.6 million for the six months ended June 30, 2010.  These increases were primarily the result of expanded operations in Ireland.

FINANCIAL CONDITION

Cash and Invested Assets.  Aggregate invested assets, including cash and short-term investments, were $15,836.6 million at June 30, 2011, an increase of $471.6 million compared to $15,365.0 million at December 31, 2010.  This increase was primarily the result of $338.7 million of cash flows from operations, $109.5 million due to fluctuations in foreign currencies, $100.0 million of unrealized appreciation, $49.7 million in equity adjustments of our limited partnership investments, $47.2 million of unsettled securities and $36.9 million in fair value re-measurements, partially offset by $63.1 million due to the cost of businesses acquired, $52.1 million paid out in dividends to shareholders, $37.6 million paid for share repurchases and $10.0 million paid out in revolving credit.

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

Over the past few years and particularly in 2010 and 2011, we have expanded the allocation of our investments funded by shareholders’ equity to include:  1) a greater percentage of publicly traded equity securities, 2) emerging market fixed maturities through mutual fund structures, 3) high yield fixed maturities, 4) bank loan securities and 5) private equity limited partnership investments.  The objective of this portfolio diversification is to enhance the risk-adjusted total return of the investment portfolio by allocating a prudent portion of the portfolio to higher return asset classes, which are also less subject to changes in value with movements in interest rates.  We limit our allocation to these asset classes because of 1) the potential for volatility in their values and 2) the impact of these investments on regulatory and rating agency capital adequacy models.  We use investment managers experienced in these markets and adjust our allocation to these investments based upon market conditions.  At June 30, 2011, the market value of investments in these investment market sectors, carried at both market and fair value, approximated 48% of shareholders’ equity.

The Company’s limited partnership investments are comprised of limited partnerships that invest in private equities.  Generally, the limited partnerships are reported on a quarter lag.  All of the limited partnerships are required to report using fair value accounting in accordance with FASB guidance.  We receive annual audited financial statements for all of the limited partnerships.  For the quarterly reports, the Company’s staff performs reviews of the financial reports for any unusual changes in carrying value.  If the Company becomes aware of a significant decline in value during the lag reporting period, the loss will be recorded in the period in which the Company identifies the decline.

The tables below summarize the composition and characteristics of our investment portfolio as of the dates indicated.

(Dollars in millions)	At June 30, 2011		At December 31, 2010
Fixed maturities, market value	$12,456.8	78.7%	$12,450.5	81.0%
Fixed maturities, fair value	128.3	0.8%	180.5	1.2%
Equity securities, market value	461.5	2.9%	363.7	2.4%
Equity securities, fair value	1,012.2	6.4%	721.4	4.7%
Short-term investments	784.7	4.9%	785.3	5.1%
Other invested assets	581.6	3.7%	605.2	3.9%
Cash	411.5	2.6%	258.4	1.7%
Total investments and cash	$15,836.6	100.0%	$15,365.0	100.0%

(Some amounts may not reconcile due to rounding.)

	At	At
	June 30, 2011	December 31, 2010
Fixed income portfolio duration (years)	3.5	3.8
Fixed income composite credit quality	Aa3	Aa2
Imbedded end of period yield, pre-tax	4.0%	3.9%
Imbedded end of period yield, after-tax	3.5%	3.5%

The following table provides a comparison of our total return by asset class relative to broadly accepted industry benchmarks for the periods indicated.

	Six Months Ended	Twelve Months Ended
	June 30, 2011	December 31, 2010
Fixed income portfolio total return	2.4%	5.3%
Barclay's Capital - U.S. aggregate index	2.7%	6.5%

Common equity portfolio total return	5.3%	15.4%
S&P 500 index	6.0%	15.1%

Other invested asset portfolio total return	11.9%	18.7%

Reinsurance Receivables.  Reinsurance receivables for both paid and recoverable on unpaid losses totaled $694.0 million at June 30, 2011 and $684.7 million at December 31, 2010.  At June 30, 2011, $206.8 million, or 29.8%, was receivable from C.V. Starr (Bermuda); $100.0 million, or 14.4%, was receivable from Continental Insurance Company; $95.0 million, or 13.7%, was receivable from Transatlantic Reinsurance Company; $48.2 million, or 6.9%, was receivable from Munich Reinsurance Company and $43.0 million, or 6.2%, was receivable from Berkley Insurance Company.  The receivable from C.V. Starr (Bermuda) is fully collateralized by a trust agreement.  The receivable from Continental Insurance Company is collateralized by a funds held arrangement under which we have retained the premiums earned by the retrocessionaire to secure obligations of the retrocessionaire, recorded them as a liability, credited interest on the balances at a stated contractual rate and reduced the liability account as payments became due.  No other retrocessionaire accounted for more than 5% of our receivables.

Loss and LAE Reserves.  Gross loss and LAE reserves totaled $10,145.7 million at June 30, 2011 and $9,340.2 million at December 31, 2010.

The following tables summarize gross outstanding loss and LAE reserves by segment, classified by case reserves and IBNR reserves, for the periods indicated.

	At June 30, 2011
	Case	IBNR	Total	% of
(Dollars in millions)	Reserves	Reserves	Reserves	Total
U.S. Reinsurance	$1,199.5	$1,801.5	$3,001.1	29.6%
Insurance	868.7	1,211.5	2,080.3	20.5%
Specialty Underwriting	240.3	196.3	436.6	4.3%
International	1,301.7	887.6	2,189.3	21.6%
Bermuda	829.0	1,082.8	1,911.7	18.8%
Total excluding A&E	4,439.2	5,179.7	9,618.9	94.8%
A&E	284.8	241.9	526.7	5.2%
Total including A&E	$4,724.1	$5,421.6	$10,145.7	100.0%

(Some amounts may not reconcile due to rounding.)

	At December 31, 2010
	Case	IBNR	Total	% of
(Dollars in millions)	Reserves	Reserves	Reserves	Total
U.S. Reinsurance	$1,293.3	$1,672.7	$2,966.0	31.8%
Insurance	859.6	1,142.0	2,001.6	21.4%
Specialty Underwriting	237.1	193.8	430.9	4.6%
International	945.8	711.6	1,657.4	17.7%
Bermuda	788.2	941.3	1,729.5	18.5%
Total excluding A&E	4,123.9	4,661.5	8,785.4	94.1%
A&E	290.4	264.4	554.8	5.9%
Total including A&E	$4,414.4	$4,925.8	$9,340.2	100.0%

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2011	2010	2011	2010
Gross Basis:
Beginning of period reserves	$535.8	$625.2	$554.8	$638.7
Incurred losses	0.8	-	0.8	-
Paid losses	(9.8)	(11.1)	(28.8)	(24.5)
End of period reserves	$526.7	$614.1	$526.7	$614.1

Net Basis:
Beginning of period reserves	$514.7	$600.2	$532.9	$613.1
Incurred losses	0.8	-	0.8	-
Paid losses	(9.5)	(10.7)	(27.8)	(23.6)
End of period reserves	$505.9	$589.5	$505.9	$589.5

(Some amounts may not reconcile due to rounding.)

At June 30, 2011, the gross reserves for A&E losses were comprised of $139.2 million representing case reserves reported by ceding companies, $108.7 million representing additional case reserves established by us on assumed reinsurance claims, $36.9 million representing case reserves established by us on direct excess insurance claims, including Mt. McKinley, and $241.9 million representing IBNR reserves.

With respect to asbestos only, at June 30, 2011, we had gross asbestos loss reserves of $505.1 million, or 95.9%, of total A&E reserves, of which $403.1 million was for assumed business and $102.0 million was for direct business.

Industry analysts use the “survival ratio” to compare the A&E reserves among companies with such liabilities.  The survival ratio is typically calculated by dividing a company’s current net reserves by the three year average of annual paid losses.  Hence, the survival ratio equals the number of years that it would take to exhaust the current reserves if future loss payments were to continue at historical levels.  Using this measurement, our net three year asbestos survival ratio was 5.1 years at June 30, 2011.  These metrics can be skewed by individual large settlements occurring in the prior three years and therefore, may not be indicative of the timing of future payments.

Because the survival ratio was developed as a comparative measure of reserve strength and does not indicate absolute reserve adequacy, we consider, but do not rely on, the survival ratio when evaluating our reserves.  In particular, we note that year to year loss payment variability can be material.  This is due, in part, to our orientation to negotiated settlements, particularly on our Mt. McKinley exposures, which significantly reduces the credibility and utility of this measure as an analytical tool.  In the second quarter of 2011, we made asbestos net claim payments of $0.8 million to Mt McKinley high profile claimants where the claim was either closed or a settlement had been reached.  Such payments, which are non-repetitive, distort downward our three year survival ratio.  Adjusting for such settlements, recognizing that total settlements are generally considered fully reserved to an agreed settlement, we consider that our adjusted asbestos survival ratio for net unsettled claims is 9.0 years, which is better than prevailing industry norms.

Shareholders’ Equity.  Our shareholders’ equity decreased to $6,152.6 million as of June 30, 2011 from $6,283.5 million as of December 31, 2010.  This decrease was the result of $184.6 million in net loss, $52.1 million of shareholder dividends and repurchases of 428,038 common shares for $37.6 million, partially offset by unrealized appreciation on investments, net of tax, of $87.1 million, $39.5 million of foreign currency translation adjustments, share-based compensation transactions of $15.2 million and $1.5 million of benefit plan obligation adjustments.

LIQUIDITY AND CAPITAL RESOURCES

Capital.  Our business operations are in part dependent on our financial strength and financial strength ratings, and the market’s perception of our financial strength, as measured by shareholders’ equity, which was $6,152.6 million at June 30, 2011 and $6,283.5 million at December 31, 2010.  On March 13, 2009, Everest Re and Everest National, wholly-owned indirect subsidiaries of the Company, received notification of a one level ratings downgrade by Standard & Poor’s.  On April 7, 2010, Standard & Poor’s upgraded the Company’s debt ratings one level.  We continue to possess significant financial flexibility and access to the debt and equity markets as a result of our perceived financial strength, as evidenced by the financial strength ratings as assigned by independent rating agencies.

From time to time, we have used open market share repurchases to adjust our capital position and enhance long term expected returns to our shareholders.  On July 21, 2008, our existing authorization to purchase up to 5 million of our shares was amended to authorize the purchase of up to 10 million shares.  On February 24, 2010, our existing authorization to purchase up to 10 million of our shares was amended to authorize the purchase of up to 15 million shares.  As of June 30, 2011, we had repurchased 12.0 million shares under this authorization.

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

Over the past few years and particularly in 2010 and 2011, we have expanded the allocation of our investments funded by shareholders’ equity to include:  1) a greater percentage of publicly traded equity securities, 2) emerging market fixed maturities through mutual fund structures, 3) high yield fixed maturities, 4) bank loan securities and 5) private equity limited partnership investments.  The objective of this portfolio diversification is to enhance the risk-adjusted total return of the investment portfolio by allocating a prudent portion of the portfolio to higher return asset classes, which are also less subject to changes in value with movements in interest rates.  We limit our allocation to these asset classes because of 1) the potential for volatility in their values and 2) the impact of these investments on regulatory and rating agency capital adequacy models.  We use investment managers experienced in these markets and adjust our allocation to these investments based upon market conditions.  At June 30, 2011, the market value of investments in these investment market sectors, carried at both market and fair value, approximated 48% of shareholders’ equity.

Our liquidity requirements are generally met from positive cash flow from operations.  Positive cash flow results from reinsurance and insurance premiums being collected prior to disbursements for claims, which disbursements generally take place over an extended period after the collection of premiums, sometimes a period of many years.  Collected premiums are generally invested, prior to their use in such disbursements, and investment income provides additional funding for loss payments.  Our net cash flows from operating activities were $338.7 million and $492.8 million for the six months ended June 30, 2011 and 2010, respectively.  Additionally, these cash flows reflected net tax refunds of $12.5 million and $35.8 million for the six months ended June 30, 2011 and 2010, respectively; net catastrophe loss payments of $186.7 million and $143.5 million for the six months ended June 30, 2011 and 2010, respectively; and net A&E payments of $27.8 million and $23.6 million for six months ended June 30, 2011 and 2010, respectively.

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

As the timing of payments for claims and benefits cannot be predicted with certainty, we maintain portfolios of long term invested assets with varying maturities, along with short-term investments that provide additional liquidity for payment of claims.  At June 30, 2011 and December 31, 2010, we held cash and short-term investments of $1,196.2 million and $1,043.7 million, respectively.  All of our short-term investments are readily marketable and can be converted to cash.  In addition to these cash and short-term investments, at June 30, 2011, we had $566.3 million of available for sale fixed maturity securities maturing within one year or less, $4,612.3 million maturing within one to five years and $4,669.6 million maturing after five years.  Our $1,473.7 million of equity securities are comprised primarily of publicly traded securities that can be easily liquidated.  We believe that these fixed maturity and equity securities, in conjunction with the short-term investments and positive cash flow from operations, provide ample sources of liquidity for the expected payment of losses in the near future.  We do not anticipate selling securities or using available credit facilities to pay losses and LAE but have the ability to do so.  Sales of securities might result in realized capital gains or losses.  At June 30, 2011 we had $541.3 million of net pre-tax unrealized appreciation, comprised of $622.0 million of pre-tax unrealized appreciation and $80.7 million of pre-tax unrealized depreciation.

Management expects annual positive cash flow from operations, which in general reflects the strength of overall pricing, to persist over the near term, absent any unusual catastrophe activity.  Due to the significant catastrophe losses in the first half of 2011, cash flow from operations may be slightly negative in the near term as these losses are paid.  In the intermediate and long term, our cash flow from operations will be impacted to the extent by which competitive pressures affect overall pricing in our markets and by which our premium receipts are impacted from our strategy of emphasizing underwriting profitability over premium volume.

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

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth.  Minimum net worth is an amount equal to the sum of $3,575.4 million plus 25% of consolidated net income for each of Group’s fiscal quarters, for which statements are available ending on or after January 1, 2007 and for which consolidated net income is positive, plus 25% of any increase in consolidated net worth during such period attributable to the issuance of ordinary and preferred shares, which at June 30, 2011, was $4,262.8 million.  As of June 30, 2011, the Company was in compliance with all Group Credit Facility covenants.

At June 30, 2011, the Group Credit Facility had no outstanding letters of credit under tranche one and $401.0 million outstanding letters of credit under tranche two.  At December 31, 2010, the Group Credit Facility had no outstanding letters of credit under tranche one and $406.4 million outstanding letters of credit under tranche two.

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

The Holdings Credit Facility requires Holdings to maintain a debt to capital ratio of not greater than 0.35 to 1 and Everest Reinsurance Company (“Everest Re”) to maintain its statutory surplus at $1.5 billion plus 25% of future aggregate net income and 25% of future aggregate capital contributions after December 31, 2005, which at June 30, 2011, was $2,005.9 million.  As of June 30, 2011, Holdings was in compliance with all Holdings Credit Facility covenants.

At June 30, 2011, the Company had outstanding $40.0 million of short-term borrowings from the Holdings Credit Facility revolving credit line, with a maturity dates ranging from July 6, 2011 to July 28, 2011.  These short-term borrowings can be paid either through renewal with a one, two, three or six month term; or out of available liquidity.  The highest amount outstanding in short-term borrowings during 2011 and 2010 was $50.0 million and $133.0 million for the periods from January 1, 2011 to January 18, 2011 and June 15, 2010 to August 9, 2010, respectively.  In addition, at June 30, 2011 and December 31, 2010, the Holdings Credit Facility had outstanding letters of credit of $9.5 million.

Prior to August 23, 2011, the Company plans to enter into a new Holdings Credit Facility with terms similar to the expiring facility.

Costs incurred in connection with the Group Credit Facility and the Holdings Credit Facility were $0.4 million for the three months ended June 30, 2011 and 2010, and $0.8 million for the six months ended June 30, 2011 and 2010.

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

Interest Rate Risk.  Our $15.8 billion investment portfolio, at June 30, 2011, is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations and some foreign exchange rate risk.  The impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity securities portfolio, including short-term investments, from a change in market interest rates.  In a declining interest rate environment, it includes prepayment risk on the $2,417.2 million of mortgage-backed securities in the $12,585.1 million fixed maturity portfolio.  Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The table below displays the potential impact of market value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $784.7 million of short-term investments) for the period indicated based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates.  For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually.  To generate appropriate price estimates on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account.  For legal entities with a non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios.

	Impact of Interest Rate Shift in Basis Points
	At June 30, 2011
	-200	-100	0	100	200
(Dollars in millions)
Total Market/Fair Value	$14,227.1	$13,819.7	$13,369.8	$12,876.5	$12,384.4
Market/Fair Value Change from Base (%)	6.4%	3.4%	0.0%	-3.7%	-7.4%
Change in Unrealized Appreciation
After-tax from Base ($)	$709.1	$372.4	$-	$(407.2)	$(814.5)

We had $10,145.7 million and $9,340.2 million of gross reserves for losses and LAE as of June 30, 2011 and December 31, 2010, respectively.  These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money.  Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value.  As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases.  These movements are the opposite of the interest rate impacts on the fair value of investments.  While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid.  Our loss and loss reserve obligations have an expected duration of approximately 3.8 years, which is reasonably consistent with our fixed income portfolio.  If we were to discount our loss and LAE reserves, net of $0.7 billion of reinsurance receivables on unpaid losses, the discount would be approximately $1.5 billion resulting in a discounted reserve balance of approximately $7.9 billion, representing approximately 59.3% of the market value of the fixed maturity investment portfolio funds.

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

	Impact of Percentage Change in Equity Fair/Market Values
	At June 30, 2011
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$1,179.0	$1,326.3	$1,473.7	$1,621.1	$1,768.5
After-tax Change in Fair/Market Value	(223.0)	(111.5)	-	111.5	223.0

Foreign Currency Risk.  Foreign currency risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates.  Each of our non-U.S./Bermuda (“foreign”) operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines.  Each foreign operation may conduct business in its local currency, as well as the currency of other countries in which it operates.  The primary foreign currency exposures for these foreign operations are the Canadian Dollar, the British Pound Sterling and the Euro.  We mitigate foreign exchange exposure by generally matching the currency and duration of our assets to our corresponding operating liabilities.  In accordance with FASB guidance, we translate the assets, liabilities and income of non-U.S. dollar functional currency legal entities to the U.S. dollar.  This translation amount is reported as a component of other comprehensive income.  As of June 30, 2011 there has been no material change in exposure to foreign exchange rates as compared to December, 31, 2010.

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

We sold six equity index put option contracts, based on the S&P 500 index, for total consideration, net of commissions, of $22.5 million.  At June 30, 2011, fair value for these equity index put option contracts was $48.2 million.  These equity index put option contracts each have a single exercise date, with maturities ranging from 12 to 30 years and strike prices ranging from $1,141.21 to $1,540.63.  The S&P 500 index value at June 30, 2011 was $1,320.64.  No amounts will be payable under these equity index put option contracts if the S&P 500 index is at, or above, the strike prices on the exercise dates, which fall between June 2017 and March 2031.  If the S&P 500 index is lower than the strike price on the applicable exercise date, the amount due would vary proportionately with the percentage by which the index is below the strike price.  Based on historical index volatilities and trends and the June 30, 2011 S&P 500 index value, we estimate the probability that each equity index put option contract of the S&P 500 index falling below the strike price on the exercise date to be less than 37%.  The theoretical maximum payouts under the equity index put option contracts would occur if on each of the exercise dates the S&P 500 index value were zero.  At June 30, 2011, the present value of these theoretical maximum payouts using a 6% discount factor was $277.1 million.

We sold one equity index put option contract based on the FTSE 100 index for total consideration, net of commissions, of $6.7 million.  At June 30, 2011, fair value for this equity index put option contract was $6.1 million.  This equity index put option contract has an exercise date of July 2020 and a strike price of ₤5,989.75.  The FTSE 100 index value at June 30, 2011 was ₤5,945.70.  No amount will be payable under this equity index put option contract if the FTSE 100 index is at, or above, the strike price on the exercise date.  If the FTSE 100 index is lower than the strike price on the exercise date, the amount due will vary proportionately with the percentage by which the index is below the strike price.  Based on historical index volatilities and trends and the June 30, 2011 FTSE 100 index value, we estimate the probability that the equity index put option contract of the FTSE 100 index will fall below the strike price on the exercise date to be less than 33%.  The theoretical maximum payout under the equity index put option contract would occur if on the exercise date the FTSE 100 index value was zero.  At June 30, 2011, the present value of the theoretical maximum payout using a 6% discount factor and current exchange rate was $31.5 million.

Because the equity index put option contracts meet the definition of a derivative, we report the fair value of these instruments in our consolidated balance sheets as a liability and record any changes to fair value in our consolidated statements of operations and comprehensive income (loss) as a net derivative gain (loss).

Our financial statements reflect fair values for our obligations on these equity index put option contracts at June 30, 2011, of $54.3 million and at December 31, 2010, of $58.5 million; even though it may not be likely that the ultimate settlement of these transactions would require a payment that would exceed the initial consideration received, or any payment at all.

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

	Equity Indices Put Options Obligation – Sensitivity Analysis
(Dollars in millions)	At June 30, 2011
Interest Rate Shift in Basis Points:	-200	-100	0	100	200
Total Fair Value	$92.4	$71.0	$54.3	$41.4	$31.5
Fair Value Change from Base (%)	-70.0%	-30.7%	0.0%	23.8%	42.1%

Equity Indices Shift in Points (S&P 500/FTSE 100):	-500/-2000	-250/-1000	0	250/1000	500/2000
Total Fair Value	$109.2	$76.5	$54.3	$39.2	$28.8
Fair Value Change from Base (%)	-101.1%	-40.8%	0.0%	27.8%	46.9%

Combined Interest Rate /	-200/	-100/		100/	200/
Equity Indices Shift (S&P 500/FTSE 100):	-500/-2000	-250/-1000	0/0	250/1000	500/2000
Total Fair Value	$166.2	$97.2	$54.3	$29.2	$15.1
Fair Value Change from Base (%)	-206.0%	-79.0%	0.0%	46.3%	72.2%

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

In the ordinary course of business, we are involved in lawsuits, arbitrations and other formal and informal dispute resolution procedures, the outcomes of which will determine our rights and obligations under insurance, reinsurance and other contractual agreements.  These disputes arise from time to time and are ultimately resolved through both informal and formal means, including negotiated resolution, arbitration and litigation.  In all such matters, we believe that our positions are legally and commercially reasonable, and we vigorously seek to preserve, enforce and defend our legal rights under various agreements.  The statuses of these proceedings are considered when we determine our reserves for losses and loss adjustment expenses.  While the final outcome of these matters cannot be predicted with certainty, we do not believe that any of these matters, when finally resolved, will have a material adverse effect on our financial position or liquidity.  However, an adverse resolution of one or more of these items in any one quarter or fiscal year could have a material adverse effect on our results of operations in that period.

There are no known significant pending legal issues not involving insurance or reinsurance business activity.

ITEM 1A.	RISK FACTORS

No material changes.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities.

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares (or
			Purchased as Part	Units) that May Yet
	Total Number of		of Publicly	Be Purchased Under
	Shares (or Units)	Average Price Paid	Announced Plans or	the Plans or
Period	Purchased	per Share (or Unit)	Programs	Programs (1)
April 1 - 30, 2011	0	$-	0	2,976,953
May 1 - 31, 2011	403	$90.3400	0	2,976,953
June 1 - 30, 2011	0	$-	0	2,976,953
Total	403	$-	0	2,976,953

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Index:

Exhibit No.	Description

3(ii)	Bye-laws of Everest Re Group, Ltd.

31.1	Section 302 Certification of Joseph V. Taranto

31.2	Section 302 Certification of Dominic J. Addesso

32.1	Section 906 Certification of Joseph V. Taranto and Dominic J. Addesso

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Everest Re Group, Ltd.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Everest Re Group, Ltd.
(Registrant)

/S/ DOMINIC J. ADDESSO
Dominic J. Addesso
President and
Chief Financial Officer

(Duly Authorized Officer and Principal Financial Officer)

Dated:  August 9, 2011