Form 10-Q
period 2011-09-30
EVEREST RE GROUP LTD
filed 2011-11-09
CIK 1095073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2011	Commission file number: 1-15731

EVEREST RE GROUP, LTD.
(Exact name of registrant as specified in its charter)

Bermuda	98-0365432
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

Large accelerated filer	X	Accelerated filer
Non-accelerated filer		Smaller reporting company
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Class	At November 1, 2011
Common Shares, $0.01 par value	53,708,254

EVEREST RE GROUP, LTD

Form 10-Q

Page
PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

PART I

ITEM 1.  FINANCIAL STATEMENTS

EVEREST RE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Dollars and share amounts in thousands, except par value per share)	2011	2010
	(unaudited)
ASSETS:
Fixed maturities - available for sale, at market value	$12,154,232	$12,450,469
(amortized cost: 2011, $11,618,929; 2010, $12,011,336)
Fixed maturities - available for sale, at fair value	120,597	180,482
Equity securities - available for sale, at market value (cost: 2011, $457,075; 2010, $363,283)	435,699	363,736
Equity securities - available for sale, at fair value	1,138,670	721,449
Short-term investments	834,871	785,279
Other invested assets (cost: 2011, $586,142; 2010, $603,681)	586,142	605,196
Cash	443,706	258,408
Total investments and cash	15,713,917	15,365,019
Accrued investment income	129,805	148,990
Premiums receivable	1,009,653	844,832
Reinsurance receivables	589,320	684,718
Funds held by reinsureds	271,691	379,616
Deferred acquisition costs	362,741	383,769
Prepaid reinsurance premiums	83,954	133,007
Deferred tax asset	198,692	149,101
Federal income taxes recoverable	146,668	147,988
Other assets	229,147	170,931
TOTAL ASSETS	$18,735,588	$18,407,971

LIABILITIES:
Reserve for losses and loss adjustment expenses	$9,979,984	$9,340,183
Future policy benefit reserve	61,971	63,002
Unearned premium reserve	1,380,937	1,455,219
Funds held under reinsurance treaties	1,971	99,213
Commission reserves	37,818	45,936
Other net payable to reinsurers	32,150	47,519
Revolving credit borrowings	-	50,000
5.4% Senior notes due 10/15/2014	249,847	249,812
6.6% Long term notes due 5/1/2067	238,353	238,351
Junior subordinated debt securities payable	329,897	329,897
Accrued interest on debt and borrowings	12,092	4,793
Equity index put option liability	77,740	58,467
Other liabilities	240,987	142,062
Total liabilities	12,643,747	12,124,454

Commitments and contingencies (Note 8)

SHAREHOLDERS' EQUITY:
Preferred shares, par value: $0.01; 50,000 shares authorized;
no shares issued and outstanding	-	-
Common shares, par value: $0.01; 200,000 shares authorized; (2011) 66,403
and (2010) 66,017 outstanding before treasury shares	664	660
Additional paid-in capital	1,884,492	1,863,031
Accumulated other comprehensive income (loss), net of deferred income tax expense
(benefit) of $127,236 at 2011 and $102,868 at 2010	402,946	332,258
Treasury shares, at cost; 12,614 shares (2011) and 11,589 shares (2010)	(1,065,719)	(981,480)
Retained earnings	4,869,458	5,069,048
Total shareholders' equity	6,091,841	6,283,517
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$18,735,588	$18,407,971

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share amounts)	2011	2010	2011	2010
	(unaudited)		(unaudited)
REVENUES:
Premiums earned	$1,044,338	$997,265	$3,095,619	$2,914,466
Net investment income	156,465	141,368	493,788	468,598
Net realized capital gains (losses):
Other-than-temporary impairments on fixed maturity securities	(1,050)	(2,892)	(15,817)	(2,892)
Other-than-temporary impairments on fixed maturity securities
transferred to other comprehensive income (loss)	-	-	-	-
Other net realized capital gains (losses)	(136,621)	41,187	(114,543)	72,212
Total net realized capital gains (losses)	(137,671)	38,295	(130,360)	69,320
Net derivative gain (loss)	(23,427)	(552)	(19,273)	(19,802)
Other income (expense)	(14,911)	1,714	(31,744)	14,851
Total revenues	1,024,794	1,178,090	3,408,030	3,447,433

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	720,711	674,787	2,706,276	2,225,591
Commission, brokerage, taxes and fees	227,969	237,473	701,800	686,628
Other underwriting expenses	49,437	44,337	140,290	125,028
Corporate expenses	4,204	3,917	11,922	12,379
Interest, fees and bond issue cost amortization expense	13,085	13,138	39,199	42,796
Total claims and expenses	1,015,406	973,652	3,599,487	3,092,422

INCOME (LOSS) BEFORE TAXES	9,388	204,438	(191,457)	355,011
Income tax expense (benefit)	(53,666)	30,238	(69,929)	46,790

NET INCOME (LOSS)	$63,054	$174,200	$(121,528)	$308,221
Other comprehensive income (loss), net of tax	(57,457)	192,725	70,688	287,553

COMPREHENSIVE INCOME (LOSS)	$5,597	$366,925	$(50,840)	$595,774

EARNINGS PER COMMON SHARE:
Basic	$1.16	$3.12	$(2.24)	$5.35
Diluted	1.16	3.11	(2.24)	5.33
Dividends declared	0.48	0.48	1.44	1.44

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except share and dividends per share amounts)	2011	2010	2011	2010
	(unaudited)		(unaudited)
COMMON SHARES (shares outstanding):
Balance, beginning of period	54,346,216	56,242,019	54,428,168	59,317,741
Issued during the period, net	39,446	14,177	385,532	181,253
Treasury shares acquired	(597,006)	(1,233,667)	(1,025,044)	(4,476,465)
Balance, end of period	53,788,656	55,022,529	53,788,656	55,022,529

COMMON SHARES (par value):
Balance, beginning of period	$664	$660	$660	$658
Issued during the period, net	-	-	4	2
Balance, end of period	664	660	664	660

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	1,878,242	1,853,158	1,863,031	1,845,181
Share-based compensation plans	6,250	5,399	21,461	13,376
Balance, end of period	1,884,492	1,858,557	1,884,492	1,858,557

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS),
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	460,403	366,866	332,258	272,038
Net increase (decrease) during the period	(57,457)	192,725	70,688	287,553
Balance, end of period	402,946	559,591	402,946	559,591

RETAINED EARNINGS:
Balance, beginning of period	4,832,340	4,644,952	5,069,048	4,566,771
Net income (loss)	63,054	174,200	(121,528)	308,221
Dividends declared ($0.48 per quarter and $1.44 year-to-date
per share in 2011 and 2010)	(25,936)	(26,574)	(78,062)	(82,414)
Balance, end of period	4,869,458	4,792,578	4,869,458	4,792,578

TREASURY SHARES AT COST:
Balance, beginning of period	(1,019,091)	(830,037)	(981,480)	(582,926)
Purchase of treasury shares	(46,628)	(99,729)	(84,239)	(346,840)
Balance, end of period	(1,065,719)	(929,766)	(1,065,719)	(929,766)

TOTAL SHAREHOLDERS' EQUITY, END OF PERIOD	$6,091,841	$6,281,620	$6,091,841	$6,281,620

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2011	2010	2011	2010
	(unaudited)		(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$63,054	$174,200	$(121,528)	$308,221
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable	(6,371)	76,794	(159,868)	71,659
Decrease (increase) in funds held by reinsureds, net	(22,036)	(10,024)	17,452	(23,609)
Decrease (increase) in reinsurance receivables	89,855	(17,392)	107,610	(79,683)
Decrease (increase) in deferred tax asset	(75,216)	29,324	(73,558)	24,260
Decrease (increase) in prepaid reinsurance premiums	10,126	(17,459)	49,472	(30,147)
Increase (decrease) in reserve for losses and loss adjustment expenses	(115,014)	8,642	578,371	458,032
Increase (decrease) in future policy benefit reserve	(638)	(220)	(1,032)	(789)
Increase (decrease) in unearned premiums	34,686	106,215	(79,001)	119,472
Change in equity adjustments in limited partnerships	(16,439)	1,026	(67,053)	(31,229)
Change in other assets and liabilities, net	94,111	(34,701)	118,058	(4,437)
Non-cash compensation expense	5,295	4,799	12,953	11,929
Amortization of bond premium (accrual of bond discount)	8,814	14,850	34,384	36,189
Amortization of underwriting discount on senior notes	12	12	36	65
Net realized capital (gains) losses	137,671	(38,295)	130,360	(69,320)
Net cash provided by (used in) operating activities	207,910	297,771	546,656	790,613

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale, at market value	537,715	424,326	1,348,380	1,207,491
Proceeds from fixed maturities matured/called - available for sale, at fair value	-	-	12,775	-
Proceeds from fixed maturities sold - available for sale, at market value	487,973	122,884	1,355,653	846,346
Proceeds from fixed maturities sold - available for sale, at fair value	12,512	10,689	62,632	19,301
Proceeds from equity securities sold - available for sale, at market value	1	3	27,207	715
Proceeds from equity securities sold - available for sale, at fair value	61,080	14,899	154,747	87,641
Distributions from other invested assets	15,923	21,154	143,017	51,514
Cost of fixed maturities acquired - available for sale, at market value	(756,432)	(366,121)	(2,293,760)	(2,327,744)
Cost of fixed maturities acquired - available for sale, at fair value	(9,801)	(56,938)	(25,025)	(80,618)
Cost of equity securities acquired - available for sale, at market value	(4,772)	(857)	(120,583)	(2,283)
Cost of equity securities acquired - available for sale, at fair value	(342,567)	(23,927)	(684,867)	(104,344)
Cost of other invested assets acquired	(5,730)	(16,019)	(57,832)	(53,097)
Cost of businesses acquired	-	-	(63,100)	-
Net change in short-term investments	(51,333)	(208,162)	(48,616)	83,735
Net change in unsettled securities transactions	(11,755)	(22,855)	35,446	(34,050)
Net cash provided by (used in) investing activities	(67,186)	(100,924)	(153,926)	(305,393)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares issued during the period, net	951	600	8,508	1,449
Purchase of treasury shares	(46,628)	(99,729)	(84,239)	(346,840)
Revolving credit borrowings	(40,000)	(50,000)	(50,000)	83,000
Net cost of senior notes maturing	-	-	-	(200,000)
Dividends paid to shareholders	(25,936)	(26,574)	(78,062)	(82,414)
Net cash provided by (used in) financing activities	(111,613)	(175,703)	(203,793)	(544,805)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	3,072	(11,457)	(3,639)	13,127

Net increase (decrease) in cash	32,183	9,687	185,298	(46,458)
Cash, beginning of period	411,523	191,453	258,408	247,598
Cash, end of period	$443,706	$201,140	$443,706	$201,140

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid (recovered)	$6,627	$(877)	$(5,919)	$(36,715)
Interest paid	5,607	5,660	31,385	40,021

Non-cash transaction:
Net assets acquired and liabilities assumed from business acquisitions	-	-	19,130	-

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended September 30, 2011 and 2010

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

2.  BASIS OF PRESENTATION

The unaudited consolidated financial statements of the Company for the three and nine months ended September 30, 2011 and 2010 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis.  Certain financial information, which is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), has been omitted since it is not required for interim reporting purposes. The December 31, 2010 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  The results for the three and nine months ended September 30, 2011 and 2010 are not necessarily indicative of the results for a full year.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2010, 2009 and 2008 included in the Company’s most recent Form 10-K filing.

All intercompany accounts and transactions have been eliminated.

Certain reclassifications and format changes have been made to prior years’ amounts to conform to the 2011 presentation.

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

Presentation of Comprehensive Income. In June 2011, FASB issued amendments to existing guidance to provide two alternatives for the presentation of comprehensive income. Components of net income and comprehensive income will either be presented within a single, continuous financial statement or be presented in two separate but consecutive financial statements.  The guidance is effective for reporting periods beginning after December 15, 2011.  The Company will adopt this guidance as of January 1, 2012 and expects to present net income and comprehensive income in a single, continuous financial statement.

Common Fair Value Measurement. In May 2011, FASB issued amendments to existing guidance to achieve common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards. The amendments change wording used to describe many GAAP fair value measurement requirements and disclosures. FASB does not intend for the amendments to cause a change in application of fair value accounting guidance.  The guidance is effective for reporting periods beginning after December 15, 2011.  The Company will adopt this guidance prospectively as of January 1, 2012.

Treatment of Insurance Contract Acquisition Costs. In October 2010, the FASB issued authoritative guidance for the accounting for costs associated with acquiring or renewing insurance contracts.  The guidance identifies the incremental direct costs of contract acquisition and costs directly related to acquisition activities that should be capitalized.  This guidance is effective for reporting periods beginning after December 15, 2011.  The Company will adopt this guidance as of January 1, 2012.  The Company is in the process of determining the effect on its consolidated financial statements.

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

3.  INVESTMENTS

The amortized cost, market value and gross unrealized appreciation and depreciation of available for sale, fixed maturity and equity security investments, carried at market value, are as follows for the periods indicated:

	At September 30, 2011
	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$293,927	$14,397	$(857)	$307,467
Obligations of U.S. states and political subdivisions	1,742,305	112,418	(572)	1,854,151
Corporate securities	3,305,474	180,511	(45,435)	3,440,550
Asset-backed securities	184,839	7,805	(381)	192,263
Mortgage-backed securities
Commercial	314,532	18,811	(15,608)	317,735
Agency residential	2,057,947	98,193	(1,165)	2,154,975
Non-agency residential	60,713	387	(483)	60,617
Foreign government securities	1,653,456	129,637	(8,592)	1,774,501
Foreign corporate securities	2,005,736	88,607	(42,370)	2,051,973
Total fixed maturity securities	$11,618,929	$650,766	$(115,463)	$12,154,232
Equity securities	$457,075	$3,744	$(25,120)	$435,699

	At December 31, 2010
	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$394,690	$12,772	$(5,655)	$401,807
Obligations of U.S. states and political subdivisions	2,809,514	116,920	(24,929)	2,901,505
Corporate securities	2,916,977	168,687	(16,518)	3,069,146
Asset-backed securities	210,717	7,799	(215)	218,301
Mortgage-backed securities
Commercial	324,922	17,751	(5,454)	337,219
Agency residential	2,018,384	76,367	(1,469)	2,093,282
Non-agency residential	76,259	1,205	(1,723)	75,741
Foreign government securities	1,584,355	79,661	(25,668)	1,638,348
Foreign corporate securities	1,675,518	71,268	(31,666)	1,715,120
Total fixed maturity securities	$12,011,336	$552,430	$(113,297)	$12,450,469
Equity securities	$363,283	$3,039	$(2,586)	$363,736

In accordance with FASB guidance, the Company reclassified the non-credit portion of other-than-temporary impairments from retained earnings into accumulated other comprehensive income (loss), on April 1, 2009.  The table below presents the pre-tax cumulative unrealized appreciation (depreciation) on those corporate securities, for the periods indicated:

(Dollars in thousands)	At September 30, 2011	At December 31, 2010
Pre-tax cumulative unrealized appreciation (depreciation)	$2,326	$1,743

The amortized cost and market value of fixed maturity securities are shown in the following table by contractual maturity.  Mortgage-backed securities are generally more likely to be prepaid than other fixed maturity securities. As the stated maturity of such securities may not be indicative of actual maturities, the totals for mortgage-backed and asset-backed securities are shown separately.

	At September 30, 2011		At December 31, 2010
	Amortized	Market	Amortized	Market
(Dollars in thousands)	Cost	Value	Cost	Value
Fixed maturity securities – available for sale
Due in one year or less	$456,049	$459,881	$572,985	$580,528
Due after one year through five years	4,715,290	4,905,261	3,911,482	4,057,230
Due after five years through ten years	2,380,999	2,503,612	2,564,948	2,686,005
Due after ten years	1,448,560	1,559,888	2,331,639	2,402,163
Asset-backed securities	184,839	192,263	210,717	218,301
Mortgage-backed securities
Commercial	314,532	317,735	324,922	337,219
Agency residential	2,057,947	2,154,975	2,018,384	2,093,282
Non-agency residential	60,713	60,617	76,259	75,741
Total fixed maturity securities	$11,618,929	$12,154,232	$12,011,336	$12,450,469

The changes in net unrealized appreciation (depreciation) for the Company’s investments are derived from the following sources for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2011	2010	2011	2010
Increase (decrease) during the period between the market value and cost of investments carried at market value, and deferred taxes thereon:
Fixed maturity securities	$3,902	$193,182	$95,587	$339,419
Fixed maturity securities, cumulative other-than-temporary impairment adjustment	(1,305)	2,269	582	8,354
Equity securities	(29,936)	542	(21,828)	810
Other invested assets	215	(33)	(1,515)	462
Change in unrealized appreciation (depreciation), pre-tax	(27,124)	195,960	72,826	349,045
Deferred tax benefit (expense)	(7,880)	(31,162)	(20,680)	(35,520)
Deferred tax benefit (expense), cumulative other-than-temporary impairment adjustment	48	(134)	46	(1,038)
Change in unrealized appreciation (depreciation),
net of deferred taxes, included in shareholders’ equity	$(34,956)	$164,664	$52,192	$312,487

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

The tables below display the aggregate market value and gross unrealized depreciation of fixed maturity and equity securities, by security type and contractual maturity, in each case subdivided according to length of time that individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at September 30, 2011 By Security Type
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$14,174	$(352)	$3,460	$(505)	$17,634	$(857)
Obligations of U.S. states and political subdivisions	-	-	7,472	(572)	7,472	(572)
Corporate securities	786,201	(29,608)	130,031	(15,827)	916,232	(45,435)
Asset-backed securities	27,912	(214)	1,455	(167)	29,367	(381)
Mortgage-backed securities
Commercial	19,475	(2,140)	47,578	(13,468)	67,053	(15,608)
Agency residential	124,874	(672)	66,952	(493)	191,826	(1,165)
Non-agency residential	259	(8)	38,224	(475)	38,483	(483)
Foreign government securities	31,816	(852)	147,232	(7,740)	179,048	(8,592)
Foreign corporate securities	436,956	(25,487)	141,881	(16,883)	578,837	(42,370)
Total fixed maturity securities	$1,441,667	$(59,333)	$584,285	$(56,130)	$2,025,952	$(115,463)
Equity securities	419,281	(25,116)	11	(4)	419,292	(25,120)
Total	$1,860,948	$(84,449)	$584,296	$(56,134)	$2,445,244	$(140,583)

	Duration of Unrealized Loss at September 30, 2011 By Maturity
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities
Due in one year or less	$36,501	$(537)	$47,909	$(8,284)	$84,410	$(8,821)
Due in one year through five years	527,126	(20,364)	266,180	(21,340)	793,306	(41,704)
Due in five years through ten years	643,071	(31,756)	76,823	(3,758)	719,894	(35,514)
Due after ten years	62,449	(3,642)	39,164	(8,145)	101,613	(11,787)
Asset-backed securities	27,912	(214)	1,455	(167)	29,367	(381)
Mortgage-backed securities	144,608	(2,820)	152,754	(14,436)	297,362	(17,256)
Total fixed maturity securities	$1,441,667	$(59,333)	$584,285	$(56,130)	$2,025,952	$(115,463)

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position at September 30, 2011 were $2,445,244 thousand and $140,583 thousand, respectively.  There were no unrealized losses on a single issuer that exceeded 0.05% of the market value of the fixed maturity securities at September 30, 2011.  In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector.  The $59,333 thousand of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were generally comprised of domestic and foreign corporate securities and commercial mortgage-backed securities.  Of these unrealized losses, $29,204 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating organization.  The majority of the unrealized losses related to foreign corporate and foreign government securities are due to currency exchange rate movements as opposed to market value movements.  The $56,130 thousand of unrealized losses related to fixed maturity securities in an unrealized loss position for more than one year related primarily to domestic and foreign corporate securities and commercial mortgage-backed securities.  Of these unrealized losses, $36,598 thousand related to securities that were rated investment grade by at least one nationally recognized statistical rating organization.  The majority of the unrealized losses related to foreign corporate and foreign government securities are due to currency exchange rate movements as opposed to market value movements.  The non-investment grade securities with unrealized losses were mainly comprised of corporate and commercial mortgage-backed securities.  The gross unrealized depreciation for mortgage-backed securities included $365 thousand related to sub-prime and alt-A loans.  In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations.  The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments.  Unrealized losses at September 30, 2011 are comparable with unrealized losses at December 31, 2010.

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

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position at December 31, 2010 were $2,418,521 thousand and $115,883 thousand, respectively.  There were no unrealized losses on a single issuer that exceeded 0.08% of the market value of the fixed maturity securities at December 31, 2010.  In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector.  The $34,243 thousand of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were generally comprised of highly rated municipal, foreign government and domestic and foreign corporate securities.  Of these unrealized losses, $33,463 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating organization.  The $79,054 thousand of unrealized losses related to fixed maturity securities in an unrealized loss position for more than one year related primarily to highly rated municipal, domestic and foreign corporate, mortgage-backed and foreign government securities.  Of these unrealized losses, $66,514 thousand related to securities that were rated investment grade by at least one nationally recognized statistical rating organization.  The non-investment grade securities with unrealized losses were mainly comprised of corporate and commercial mortgage-backed securities.  The gross unrealized depreciation greater than 12 months for mortgage-backed securities included $210 thousand related to sub-prime and alt-A loans.  In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations.  The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments.

The components of net investment income are presented in the table below for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2011	2010	2011	2010
Fixed maturity securities	$131,680	$143,801	$397,204	$438,017
Equity securities	15,794	2,763	40,813	8,142
Short-term investments and cash	366	364	1,042	(26)
Other invested assets
Limited partnerships	15,725	(1,108)	66,700	30,401
Other	(1,520)	183	3,203	885
Total gross investment income	162,045	146,003	508,962	477,419
Interest debited (credited) and other investment expense	(5,580)	(4,635)	(15,174)	(8,821)
Total net investment income	$156,465	$141,368	$493,788	$468,598

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

The Company had contractual commitments to invest up to an additional $166,110 thousand in limited partnerships at September 30, 2011.  These commitments will be funded when called in accordance with the partnership agreements, which have investment periods that expire, unless extended, through 2016.

The components of net realized capital gains (losses) are presented in the table below for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2011	2010	2011	2010
Fixed maturity securities, market value:
Other-than-temporary impairments	$(1,050)	$(2,892)	$(15,817)	$(2,892)
Gains (losses) from sales	23,439	(2,410)	7,821	48,347
Fixed maturity securities, fair value:
Gains (losses) from sales	(16)	480	(966)	753
Gains (losses) from fair value adjustments	(5,013)	3,296	(8,537)	3,778
Equity securities, market value:
Gains (losses) from sales	-	-	38	111
Equity securities, fair value:
Gains (losses) from sales	637	951	2,335	(48)
Gains (losses) from fair value adjustments	(155,669)	38,872	(115,235)	19,264
Short-term investments gain (loss)	1	(2)	1	7
Total net realized capital gains (losses)	$(137,671)	$38,295	$(130,360)	$69,320

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

The proceeds and split between gross gains and losses, from sales of fixed maturity and equity securities, are presented in the table below for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2011	2010	2011	2010
Proceeds from sales of fixed maturity securities	$500,485	$133,573	$1,418,285	$865,647
Gross gains from sales	36,850	4,641	61,365	71,012
Gross losses from sales	(13,427)	(6,571)	(54,510)	(21,912)

Proceeds from sales of equity securities	$61,081	$14,902	$181,954	$88,356
Gross gains from sales	6,022	1,033	9,229	4,727
Gross losses from sales	(5,385)	(82)	(6,856)	(4,664)

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

The Company sold six equity index put option contracts, based on the Standard & Poor’s 500 (“S&P 500”) index, for total consideration, net of commissions, of $22,530 thousand.  At September 30, 2011, fair value for these equity index put option contracts was $69,676 thousand.  These equity index put option contracts each have a single exercise date, with maturities ranging from 12 to 30 years and strike prices ranging from $1,141.21 to $1,540.63.  No amounts will be payable under these equity index put option contracts if the S&P 500 index is at, or above, the strike prices on the exercise dates, which fall between June 2017 and March 2031.  If the S&P 500 index is lower than the strike price on the applicable exercise date, the amount due would vary proportionately with the percentage by which the index is below the strike price.  Based on historical index volatilities and trends and the September 30, 2011 S&P 500 index value, the Company estimates the probability that each equity index put option contract of the S&P 500 index falling below the strike price on the exercise date to be less than 54%.  The theoretical maximum payouts under the equity index put option contracts would occur if on each of the exercise dates the S&P 500 index value were zero.  At September 30, 2011, the present value of these theoretical maximum payouts using a 6% discount factor was $281,229 thousand.

The Company sold one equity index put option contract based on the FTSE 100 index for total consideration, net of commissions, of $6,706 thousand.  At September 30, 2011, fair value for this equity index put option contract was $8,065 thousand.  This equity index put option contract has an exercise date of July 2020 and a strike price of ₤5,989.75.  No amount will be payable under this equity index put option contract if the FTSE 100 index is at, or above, the strike price on the exercise date.  If the FTSE 100 index is lower than the strike price on the exercise date, the amount due will vary proportionately with the percentage by which the index is below the strike price.  Based on historical index volatilities and trends and the September 30, 2011 FTSE 100 index value, the Company estimates the probability that the equity index put option contract of the FTSE 100 index will fall below the strike price on the exercise date to be less than 51%.  The theoretical maximum payout under the equity index put option contract would occur if on the exercise date the FTSE 100 index value was zero.  At September 30, 2011, the present value of the theoretical maximum payout using a 6% discount factor and current exchange rate was $31,246 thousand.

The fair value of the equity index put options can be found in the Company’s consolidated balance sheets as follows:

(Dollars in thousands)
Derivatives not designated as	Location of fair value	At	At
hedging instruments	in balance sheets	September 30, 2011	December 31, 2010

Equity index put option contracts	Equity index put option liability	$77,740	$58,467
Total		$77,740	$58,467

The change in fair value of the equity index put option contracts can be found in the Company’s statement of operations and comprehensive income (loss) as follows:

(Dollars in thousands)		For the Three Months Ended		For the Nine Months Ended
Derivatives not designated as	Location of gain (loss) in statements of	September 30,		September 30,
hedging instruments	operations and comprehensive income (loss)	2011	2010	2011	2010

Equity index put option contracts	Net derivative gain (loss)	$(23,427)	$(552)	$(19,273)	$(19,802)
Total		$(23,427)	$(552)	$(19,273)	$(19,802)

The Company’s equity index put option contracts contain provisions that require collateralization of the fair value, as calculated by the counterparty, above a specified threshold, which is based on the Company’s financial strength ratings (Moody’s Investors Service, Inc.) and/or debt ratings (Standard & Poor’s Ratings Services). The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on September 30, 2011, was $77,740 thousand for which the Company had posted collateral with a market value of $40,368 thousand.  If on September 30, 2011, the Company’s ratings were such that the collateral threshold was zero, the Company’s collateral requirement would increase by $55,000 thousand.

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

In limited instances where prices are not provided by pricing services or in rare instances when a manager may not agree with the pricing service, price quotes on a non-binding basis are obtained from investment brokers.  The investment asset managers do not make any changes to prices received from either the pricing services or the investment brokers.  In addition, the investment asset managers have procedures in place to review the reasonableness of the prices from the service providers and may request verification of the prices.  In addition, the Company tests the prices on a random basis to an independent pricing source.  In limited situations, where financial markets are inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value.  The Company made no such adjustments at September 30, 2011 and 2010.

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

The fair value was calculated using an industry accepted option pricing model, Black-Scholes, which used the following assumptions:

	At September 30, 2011
		Contract
	Contracts	based on
	based on	FTSE 100
	S & P 500 Index	Index
Equity index	1,131.4	5,128.5
Interest rate	3.22% to 4.54%	3.99%
Time to maturity	5.7 to 19.5 yrs	8.8 yrs
Volatility	22.3% to 24.9%	24.7%

The following table presents the fair value measurement levels for all assets and liabilities, which the Company has recorded at fair value (fair and market value) as of the period indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	September 30, 2011	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$307,467	$-	$307,467	$-
Obligations of U.S. States and political subdivisions	1,854,151	-	1,854,151	-
Corporate securities	3,440,550	-	3,440,550	-
Asset-backed securities	192,263	-	189,949	2,314
Mortgage-backed securities
Commercial	317,735	-	317,735	-
Agency residential	2,154,975	-	2,154,975	-
Non-agency residential	60,617	-	60,124	493
Foreign government securities	1,774,501	-	1,774,501	-
Foreign corporate securities	2,051,973	-	2,048,903	3,070
Total fixed maturities, market value	12,154,232	-	12,148,355	5,877

Fixed maturities, fair value	120,597	-	120,597	-
Equity securities, market value	435,699	419,292	16,407	-
Equity securities, fair value	1,138,670	1,027,921	110,749	-

Liabilities:
Equity index put option contracts	$77,740	$-	$-	$77,740

There were no significant transfers between Level 1 and Level 2 for the nine months ended September 30, 2011.

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

The following tables present the activity under Level 3, fair value measurements using significant unobservable inputs by asset type, for the periods indicated:

	Three Months Ended September 30, 2011				Nine Months Ended September 30, 2011
	Asset-backed	Foreign	Non-agency		Asset-backed	Foreign	Non-agency
(Dollars in thousands)	Securities	Corporate	RMBS	Total	Securities	Corporate	RMBS	Total
Beginning balance	$2,492	$-	$1,353	$3,845	$995	$4,416	$1,500	$6,911
Total gains or (losses) (realized/unrealized)
Included in earnings (or changes in net assets)	15	(4)	344	355	79	(4)	584	659
Included in other comprehensive income (loss)	(148)	(30)	(213)	(391)	(295)	(30)	(246)	(571)
Purchases, issuances and settlements	(19)	3,104	(643)	2,442	37	3,104	(997)	2,144
Transfers in and/or (out) of Level 3	(26)	-	(348)	(374)	1,498	(4,416)	(348)	(3,266)
Ending balance	$2,314	$3,070	$493	$5,877	$2,314	$3,070	$493	$5,877

The amount of total gains or losses for the period included
in earnings (or changes in net assets) attributable to the
change in unrealized gains or losses relating to assets
still held at the reporting date	$-	$-	$-	$-	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

	Three Months Ended September 30, 2010				Nine Months Ended September 30, 2010
	Corporate	Asset-backed	Non-agency		Corporate	Asset-backed	Non-agency
(Dollars in thousands)	Securities	Securities	RMBS	Total	Securities	Securities	RMBS	Total
Beginning balance	$9,950	$6,562	$1,508	$18,020	$9,900	$6,268	$1,394	$17,563
Total gains or (losses) (realized/unrealized)
Included in earnings (or changes in net assets)	-	(258)	113	(145)	(2)	(258)	273	13
Included in other comprehensive income (loss)	38	1,628	84	1,750	90	1,672	268	2,030
Purchases, issuances and settlements	-	(7,413)	(162)	(7,575)	-	(7,154)	(392)	(7,546)
Transfers in and/or (out) of Level 3	-	10	-	10	-	-	-	-
Ending balance	$9,988	$529	$1,543	$12,060	$9,988	$529	$1,543	$12,060

The amount of total gains or losses for the period included
in earnings (or changes in net assets) attributable to the
change in unrealized gains or losses relating to assets
still held at the reporting date	$-	$-	$-	$-	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs for equity index put option contracts, for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2011	2010	2011	2010
Liabilities:
Balance, beginning of period	$54,313	$76,599	$58,467	$57,349
Total (gains) or losses (realized/unrealized)
Included in earnings (or changes in net assets)	23,427	552	19,273	19,802
Included in other comprehensive income (loss)	-	-	-	-
Purchases, issuances and settlements	-	-	-	-
Transfers in and/or (out) of Level 3	-	-	-	-
Balance, end of period	$77,740	$77,150	$77,740	$77,150

The amount of total gains or losses for the period included in earnings
(or changes in net assets) attributable to the change in unrealized
gains or losses relating to liabilities still held at the reporting date	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

6.  CAPITAL TRANSACTIONS

On October 14, 2011, we renewed our shelf registration statement on Form S-3ASR with the SEC, as a Well Known Seasoned Issuer.  This shelf registration statement can be used by Group to register common shares, preferred shares, debt securities, warrants, share purchase contracts and share purchase units; by Holdings to register debt securities and by Everest Re Capital Trust III (“Capital Trust III”) to register trust preferred securities.

7.  EARNINGS PER COMMON SHARE

Net income (loss) per common share has been computed as per below, based upon weighted average common basic and dilutive shares outstanding.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars and shares in thousands, except per share amounts)	2011	2010	2011	2010
Net income (loss) per share:
Numerator
Net income (loss)	$63,054	$174,200	$(121,528)	$308,221
Less: dividends declared-common shares and nonvested common shares	(25,936)	(26,574)	(78,062)	(82,413)
Undistributed earnings	37,118	147,627	(199,590)	225,808
Percentage allocated to common shareholders (1)	99.3%	99.5%	99.4%	99.5%
	36,865	146,841	(198,318)	224,717
Add: dividends declared-common shareholders	25,764	26,430	77,534	81,983
Numerator for basic and diluted earnings per common share	$62,629	$173,272	$(120,784)	$306,700

Denominator
Denominator for basic earnings per weighted-average common shares	53,822	55,526	53,942	57,369
Effect of dilutive securities:
Options	67	137	135	148
Denominator for diluted earnings per adjusted weighted-average common shares	53,889	55,662	54,077	57,516

Per common share net income (loss)
Basic	$1.16	$3.12	$(2.24)	$5.35
Diluted	$1.16	$3.11	$(2.24)	$5.33

(1) Basic weighted-average common shares outstanding	53,822	55,526	53,942	57,369
Basic weighted-average common shares outstanding and nonvested common shares expected to vest	54,191	55,823	54,288	57,647
Percentage allocated to common shareholders	99.3%	99.5%	99.4%	99.5%

(Some amounts may not reconcile due to rounding.)

The table below presents the options to purchase common shares that were outstanding, but were not included in the computation of earnings per diluted share as they were anti-dilutive, for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Anti-dilutive options	2,010,550	1,902,690	1,548,390	1,902,690

All outstanding options expire on or between September 26, 2012 and May 18, 2021.

8.  CONTINGENCIES

In the ordinary course of business, the Company is involved in lawsuits, arbitrations and other formal and informal dispute resolution procedures, the outcomes of which will determine the Company’s rights and obligations under insurance and reinsurance agreements.  In some disputes, the Company seeks to enforce its rights under an agreement or to collect funds owing to it.  In other matters, the Company is resisting attempts by others to collect funds or enforce alleged rights.  These disputes arise from time to time and are ultimately resolved through both informal and formal means, including negotiated resolution, arbitration and litigation.  In all such matters, the Company believes that its positions are legally and commercially reasonable.  The Company considers the statuses of these proceedings when determining its reserves for unpaid loss and loss adjustment expenses.

Aside from litigation and arbitrations related to these insurance and reinsurance agreements, the Company is not a party to any other material litigation or arbitration.

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

(Dollars in thousands)	At September 30, 2011	At December 31, 2010
	$142,998	$150,560

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

(Dollars in thousands)	At September 30, 2011	At December 31, 2010
	$27,094	$26,542

9.  OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the components of comprehensive income (loss) in the consolidated statements of operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2011	2010	2011	2010
Unrealized appreciation (depreciation) ("URA(D)") on
securities arising during the period
URA(D) of investments - temporary	$(25,819)	$193,692	$72,244	$340,692
URA(D) of investments - non-credit OTTI	(1,305)	2,269	582	8,354
Tax benefit (expense) from URA(D) arising during the period	(7,832)	(31,296)	(20,634)	(36,558)
Total URA(D) on securities arising during the period, net of tax	(34,956)	164,665	52,192	312,488

Foreign currency translation adjustments	(25,701)	33,422	18,787	(19,776)
Tax benefit (expense) from foreign currency translation	2,454	(5,784)	(2,529)	(6,425)
Net foreign currency translation adjustments	(23,247)	27,638	16,258	(26,201)

Pension adjustments	1,148	649	3,443	1,948
Tax benefit (expense) on pension	(402)	(227)	(1,205)	(682)
Net pension adjustments	746	422	2,238	1,266

Other comprehensive income (loss), net of tax	$(57,457)	$192,725	$70,688	$287,553

The following table presents the components of accumulated other comprehensive income (loss), net of tax, in the consolidated balance sheets for the periods indicated:

	At September 30,	At December 31,
(Dollars in thousands)	2011	2010
URA(D) on securities, net of deferred taxes
Temporary	$419,546	$367,983
Non-credit, OTTI	2,084	1,455
Total unrealized appreciation (depreciation) on investments, net of deferred taxes	421,630	369,438
Foreign currency translation adjustments, net of deferred taxes	5,161	(11,097)
Pension adjustments, net of deferred taxes	(23,845)	(26,083)
Accumulated other comprehensive income (loss)	$402,946	$332,258

10.  CREDIT FACILITIES

The Company has three credit facilities for a total commitment of up to $1,300,000 thousand, providing for the issuance of letters of credit and/or unsecured revolving credit lines. The following table presents the costs incurred in connection with the three credit facilities for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2011	2010	2011	2010
Credit facility fees incurred	$611	$531	$1,601	$1,562

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

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth.  Minimum net worth is an amount equal to the sum of $3,575,381 thousand plus 25% of consolidated net income for each of Group’s fiscal quarters, for which statements are available ending on or after January 1, 2007 and for which consolidated net income is positive, plus 25% of any increase in consolidated net worth during such period attributable to the issuance of ordinary and preferred shares, which at September 30, 2011, was $4,280,132 thousand.  As of September 30, 2011, the Company was in compliance with all Group Credit Facility covenants.

The following table summarizes the outstanding letters of credit and/or borrowings for the periods indicated:

(Dollars in thousands)		At September 30, 2011			At December 31, 2010
Bank		Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Wells Fargo Bank Group Credit Facility	Tranche One	$350,000	$-		$350,000	$-
	Tranche Two	500,000	400,090	12/31/2011	500,000	406,427	12/31/2011
Total Wells Fargo Bank Group Credit Facility		$850,000	$400,090		$850,000	$406,427

Holdings Credit Facility

Effective August 15, 2011, Holdings entered into a new three year, $150,000 thousand unsecured revolving credit facility with a syndicate of lenders, replacing the August 23, 2006 five year senior revolving credit facility.  Both the August 15, 2011 and August 23, 2006 revolving credit agreements, which have similar terms, are referred to as the “Holdings Credit Facility”.  Citibank N.A. is the administrative agent for the Holdings Credit Facility.  The Holdings Credit Facility may be used for liquidity and general corporate purposes.  The Holdings Credit Facility provides for the borrowing of up to $150,000 thousand with interest at a rate selected by Holdings equal to either, (1) the Base Rate (as defined below) or (2) a periodic fixed rate equal to the Eurodollar Rate plus an applicable margin.  The Base Rate means a fluctuating interest rate per annum in effect from time to time to be equal to the higher of (a) the rate of interest publicly announced by Citibank as its base rate, (b) 0.5% per annum above the Federal Funds Rate or (c) 1% above the one month LIBOR, in each case plus the applicable margin.  The amount of margin and the fees payable for the Holdings Credit Facility depends upon Holdings’ senior unsecured debt rating.

The Holdings Credit Facility requires Holdings to maintain a debt to capital ratio of not greater than 0.35 to 1 and Everest Re to maintain its statutory surplus at $1,875,000 thousand plus 25% of future aggregate net income and 25% of future aggregate capital contributions after December 31, 2010, which at September 30, 2011, was $1,898,559 thousand.  As of September 30, 2011, Holdings was in compliance with all Holdings Credit Facility covenants.

The following table summarizes outstanding letters of credit and/or borrowings for the periods indicated:

(Dollars in thousands)	At September 30, 2011				At December 31, 2010
Bank	Commitment	In Use	Date of Loan	Maturity/Expiry Date	Commitment	In Use	Date of Loan	Maturity/Expiry Date
Citibank Holdings Credit Facility	$150,000	$-			$150,000	$50,000	12/16/2010	1/18/2011
		-				-
Total revolving credit borrowings		-				50,000
Total letters of credit		9,527		12/31/2011		9,527		12/31/2011

Total Citibank Holdings Credit Facility	$150,000	$9,527			$150,000	$59,527

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

The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in thousands)	At September 30, 2011			At December 31, 2010
Bank	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Citibank Bilateral Letter of Credit Agreement	$300,000	$2,291	11/24/2011	$300,000	$2,291	11/24/2011
		80,577	12/31/2011		79,681	12/31/2011
		1,008	7/15/2013		36,462	1/31/2011
		4,914	12/31/2014		340	6/15/2011
		26,263	6/30/2015		25,581	6/30/2014
		8,897	9/30/2015		11,580	9/30/2014
		10,088	11/22/2015		72,398	12/31/2014
		51,248	12/31/2015		-	-
Total Citibank Bilateral Agreement	$300,000	$185,286		$300,000	$228,333

11.  TRUST AGREEMENTS

Certain subsidiaries of Group, principally Bermuda Re, a Bermuda insurance company and direct subsidiary of Group, have established trust agreements, which effectively use the Company’s investments as collateral, as security for assumed losses payable to certain non-affiliated ceding companies.  At September 30, 2011, the total amount on deposit in trust accounts was $89,290 thousand.

12.  SENIOR NOTES

The table below displays Holdings’ outstanding senior notes.  Market value is based on quoted market prices.

				September 30, 2011		December 31, 2010
				Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Date Due	Principal Amounts	Sheet Amount	Market Value	Sheet Amount	Market Value
5.40% Senior notes	10/12/2004	10/15/2014	$250,000	$249,847	$261,250	$249,812	$267,500
8.75% Senior notes (matured and paid on March 15, 2010)	03/14/2000	03/15/2010	$200,000	$-	$-	$-	$-

Interest expense incurred in connection with these senior notes is as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2011	2010	2011	2010
Interest expense incurred	$3,386	$3,386	$10,159	$13,833

13.  LONG TERM SUBORDINATED NOTES

The table below displays Holdings’ outstanding fixed to floating rate long term subordinated notes.  Market value is based on quoted market prices.

			Maturity Date		September 30, 2011		December 31, 2010
		Original			Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Principal Amount	Scheduled	Final	Sheet Amount	Market Value	Sheet Amount	Market Value
6.6% Long term subordinated notes	04/26/2007	$400,000	05/15/2037	05/01/2067	$238,353	$202,776	$238,351	$227,825

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

Interest expense incurred in connection with these long term subordinated notes is as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2011	2010	2011	2010
Interest expense incurred	$3,937	$3,937	$11,811	$11,811

14.  JUNIOR SUBORDINATED DEBT SECURITIES PAYABLE

The following table displays Holdings’ outstanding junior subordinated debt securities due to Everest Re Capital Trust II (“Capital Trust II”), a wholly-owned finance subsidiary of Holdings.  Fair value is primarily based on the quoted market price of the related trust preferred securities.

				September 30, 2011		December 31, 2010
				Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Date Due	Amount Issued	Sheet Amount	Fair Value	Sheet Amount	Fair Value
6.20% Junior subordinated debt securities	03/29/2004	03/29/2034	$329,897	$329,897	$327,337	$329,897	$294,825

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

Interest expense incurred in connection with these junior subordinated debt securities is as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2011	2010	2011	2010
Interest expense incurred	$5,113	$5,113	$15,340	$15,340

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

15.  SEGMENT REPORTING

During the quarter ended September 30, 2011, the Company realigned its reporting segments to reflect recent changes in the type and volume of business written. The Company previously reported the results of Marine & Aviation, Surety, Accident and Health (“A&H”) Reinsurance and A&H Primary operations as a separate segment—Specialty Underwriting.  The A&H primary business, which is a relatively new line of business for the Company, has increased significantly, representing approximately 2% of premiums earned and is projected to continue to grow.  The A&H primary business is better aligned with the Insurance reporting segment based on the similarities of this business with that of those businesses already reflected in the Insurance segment.  The other operating units included in the Specialty Underwriting segment would have encompassed less than 5% of the Company’s premiums earned and their volume is projected to remain less than 5%.  As a result of the size of these remaining operating units and their similarity to the business reported within U.S. Reinsurance, they have been reclassified to the U.S. Reinsurance segment.  There has been no change to the International and Bermuda reporting segments.  The Company has restated all segment information for prior years to conform to the new reporting segment structure.

The U.S. Reinsurance operation writes property and casualty reinsurance and specialty lines of business, including Marine, Aviation, Surety and A&H business, on both a treaty and facultative basis, through reinsurance brokers, as well as directly with ceding companies primarily within the U.S.  The Insurance operation writes property and casualty insurance, including medical stop loss insurance, directly and through general agents, brokers and surplus lines brokers within the U.S. and Canada.  The International operation writes non-U.S. property and casualty reinsurance through Everest Re’s branches in Canada and Singapore and through offices in Brazil, Miami and New Jersey. The Bermuda operation provides reinsurance and insurance to worldwide property and casualty markets and reinsurance to life insurers through brokers and directly with ceding companies from its Bermuda office and reinsurance to the United Kingdom and European markets through its UK branch and the Company’s Ireland subsidiary.

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

The following tables present the underwriting results for the operating segments for the periods indicated:

	Three Months Ended		Nine Months Ended
U.S. Reinsurance	September 30,		September 30,
(Dollars in thousands)	2011	2010	2011	2010
Gross written premiums	$360,833	$435,218	$947,155	$1,076,614
Net written premiums	360,331	434,337	945,273	1,074,173

Premiums earned	$326,824	$353,245	$953,459	$1,010,540
Incurred losses and LAE	193,886	203,482	712,044	610,029
Commission and brokerage	71,131	86,288	231,486	247,831
Other underwriting expenses	10,843	11,076	30,621	32,617
Underwriting gain (loss)	$50,964	$52,399	$(20,692)	$120,063

	Three Months Ended		Nine Months Ended
Insurance	September 30,		September 30,
(Dollars in thousands)	2011	2010	2011	2010
Gross written premiums	$236,294	$214,701	$750,283	$650,448
Net written premiums	203,395	141,495	647,964	462,581

Premiums earned	$216,220	$158,840	$641,881	$478,555
Incurred losses and LAE	195,602	127,150	506,945	359,431
Commission and brokerage	38,582	29,986	106,025	91,503
Other underwriting expenses	24,316	19,479	68,589	52,335
Underwriting gain (loss)	$(42,280)	$(17,775)	$(39,678)	$(24,714)

	Three Months Ended		Nine Months Ended
International	September 30,		September 30,
(Dollars in thousands)	2011	2010	2011	2010
Gross written premiums	$326,053	$323,741	$923,649	$906,089
Net written premiums	321,601	319,405	912,145	901,677

Premiums earned	$300,692	$301,267	$934,187	$869,831
Incurred losses and LAE	169,475	223,360	995,821	875,077
Commission and brokerage	78,228	78,574	230,444	221,355
Other underwriting expenses	7,549	6,675	20,938	20,363
Underwriting gain (loss)	$45,440	$(7,342)	$(313,016)	$(246,964)

	Three Months Ended		Nine Months Ended
Bermuda	September 30,		September 30,
(Dollars in thousands)	2011	2010	2011	2010
Gross written premiums	$205,326	$189,931	$560,213	$564,968
Net written premiums	205,463	189,988	560,413	565,017

Premiums earned	$200,602	$183,913	$566,092	$555,540
Incurred losses and LAE	161,748	120,795	491,466	381,054
Commission and brokerage	40,028	42,625	133,845	125,939
Other underwriting expenses	6,729	7,107	20,142	19,713
Underwriting gain (loss)	$(7,903)	$13,386	$(79,361)	$28,834

The following table reconciles the underwriting results for the operating segments to income before taxes as reported in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2011	2010	2011	2010
Underwriting gain (loss)	$46,221	$40,668	$(452,747)	$(122,781)
Net investment income	156,465	141,368	493,788	468,598
Net realized capital gains (losses)	(137,671)	38,295	(130,360)	69,320
Net derivative gain (loss)	(23,427)	(552)	(19,273)	(19,802)
Corporate expenses	(4,204)	(3,917)	(11,922)	(12,379)
Interest, fee and bond issue cost amortization expense	(13,085)	(13,138)	(39,199)	(42,796)
Other income (expense)	(14,911)	1,714	(31,744)	14,851
Income (loss) before taxes	$9,388	$204,438	$(191,457)	$355,011

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2011	2010	2011	2010
United Kingdom	$137,089	$157,199	$346,916	$397,117

No other country represented more than 5% of the Company’s revenues.

16.  SHARE-BASED COMPENSATION PLANS

For the three months ended September 30, 2011, share-based compensation awards granted were 2,443 restricted shares, granted on July 1, 2011, with a grant exercise price of $81.85 per share and 16,500 restricted shares, granted on September 21, 2011, with a grant exercise price of $79.49 per share.

17.  RETIREMENT BENEFITS

The Company maintains both qualified and non-qualified defined benefit pension plans and a retiree health plan for its U.S. employees employed prior to April 1, 2010.

Net periodic benefit cost for U.S. employees included the following components for the periods indicated:

Pension Benefits	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2011	2010	2011	2010
Service cost	$2,047	$1,736	$6,142	$5,208
Interest cost	1,921	1,763	5,764	5,289
Expected return on plan assets	(2,265)	(1,993)	(6,795)	(5,978)
Amortization of prior service cost	13	12	38	37
Amortization of net (income) loss	1,094	617	3,284	1,850
ASC 715 settlement charge	230	-	691	2,241
Net periodic benefit cost	$3,040	$2,135	$9,124	$8,647

Other Benefits	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2011	2010	2011	2010
Service cost	$291	$254	$871	$762
Interest cost	234	213	703	637
Amortization of net (income) loss	40	20	122	61
Net periodic benefit cost	$565	$487	$1,696	$1,460

The Company did not make any contributions to the qualified pension benefit plan for the three and nine months ended September 30, 2011 and 2010.

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

For 2010 and the first six months ending June 30 2011, the Company utilized the estimated annual effective tax rate approach for calculating its tax provision for interim periods as prescribed by ASC 740-270, Interim Reporting.  Under the estimated annual effective tax rate approach, the estimated annual effective tax rate is applied to the interim year-to-date pre-tax ordinary income to determine the income tax expense or benefit for the year-to-date period, adjusted by the tax impact for discrete items.  Due to potential volatility in the estimated annual effective tax rate approach, management has determined that an estimated annual effective tax rate approach is not reliable for the current interim reporting period and is recording taxes using the actual tax rate for the year-to-date results.  The tax expense or benefit for a quarter represents the difference between the year-to-date tax expense or benefit for the current year-to-date period less such amount for the immediately preceding year-to-date period. Management considers the impact of all known events in its estimation of the Company’s annual pre-tax income and effective tax rate.

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

21.  SUBSEQUENT EVENTS

There is currently significant flooding in Thailand.  Due to the recentness of this event, the Company is unable to estimate the amount of loss at this time.  However, the Company anticipates that the flooding will adversely impact fourth quarter financial statements.

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

However, during the first nine months of 2011, the industry experienced significant losses from Australian floods, the New Zealand earthquake, the earthquake and tsunami in Japan and storms in the U.S.  It is too early to determine the impact on market conditions as a result of these events.  While there have been meaningful rate increases for catastrophe coverages in some global catastrophe prone regions, particularly areas impacted by these losses, whether the magnitude of these losses is sufficient to increase rates and improve market conditions for other lines of business remains to be seen.

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

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	September 30,		Increase/	September 30,		Increase/
(Dollars in millions)	2011	2010	(Decrease)	2011	2010	(Decrease)
Gross written premiums	$1,128.5	$1,163.6	-3.0%	$3,181.3	$3,198.1	-0.5%
Net written premiums	1,090.8	1,085.2	0.5%	3,065.8	3,003.4	2.1%

REVENUES:
Premiums earned	$1,044.3	$997.3	4.7%	$3,095.6	$2,914.5	6.2%
Net investment income	156.5	141.4	10.7%	493.8	468.6	5.4%
Net realized capital gains (losses)	(137.7)	38.3	NM	(130.4)	69.3	NM
Net derivative gain (loss)	(23.4)	(0.6)	NM	(19.3)	(19.8)	-2.7%
Other income (expense)	(14.9)	1.7	NM	(31.7)	14.9	NM
Total revenues	1,024.8	1,178.1	-13.0%	3,408.0	3,447.4	-1.1%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	720.7	674.8	6.8%	2,706.3	2,225.6	21.6%
Commission, brokerage, taxes and fees	228.0	237.5	-4.0%	701.8	686.6	2.2%
Other underwriting expenses	49.4	44.3	11.5%	140.3	125.0	12.2%
Corporate expenses	4.2	3.9	7.4%	11.9	12.4	-3.7%
Interest, fees and bond issue cost amortization expense	13.1	13.1	-0.4%	39.2	42.8	-8.4%
Total claims and expenses	1,015.4	973.7	4.3%	3,599.5	3,092.4	16.4%

INCOME (LOSS) BEFORE TAXES	9.4	204.4	-95.4%	(191.5)	355.0	-153.9%
Income tax expense (benefit)	(53.7)	30.2	NM	(69.9)	46.8	NM
NET INCOME (LOSS)	$63.1	$174.2	-63.8%	$(121.5)	$308.2	-139.4%

			Point			Point
RATIOS:			Change			Change
Loss ratio	69.0%	67.7%	1.3	87.4%	76.4%	11.0
Commission and brokerage ratio	21.8%	23.8%	(2.0)	22.7%	23.6%	(0.9)
Other underwriting expense ratio	4.8%	4.4%	0.4	4.5%	4.2%	0.3
Combined ratio	95.6%	95.9%	(0.3)	114.6%	104.2%	10.4

				At	At	Percentage
				September 30,	December 31,	Increase/
(Dollars in millions, except per share amounts)				2011	2010	(Decrease)
Balance sheet data:
Total investments and cash				$15,713.9	$15,365.0	2.3%
Total assets				18,735.6	18,408.0	1.8%
Loss and loss adjustment expense reserves				9,980.0	9,340.2	6.8%
Total debt				818.1	868.1	-5.8%
Total liabilities				12,643.7	12,124.5	4.3%
Shareholders' equity				6,091.8	6,283.5	-3.1%
Book value per share				113.26	115.45	-1.9%

(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)

Revenues.
Premiums.  Gross written premiums decreased by $35.1 million, or 3.0%, for the three months ended September 30, 2011, compared to the three months ended September 30, 2010 reflecting a $56.7 million decrease in our reinsurance business, partially offset by a $21.6 million increase in our insurance business.  Gross written premiums decreased by $16.8 million, or 0.5%, for the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010 reflecting a $116.7 million decrease in our reinsurance business, partially offset by a $99.8 million increase in our insurance business.  The year over year increase in insurance premiums was primarily due to the acquisition of Heartland, which provided $122.3 million of new crop insurance business, our recent initiative in primary medical stop loss insurance, which added $44.8 million of premium and improved premium rates on our California workers’ compensation business, partially offset by our reduced participation on a large casualty program.  The decrease in reinsurance premiums was due to the continued reduction in U.S. casualty business, the loss of several large crop reinsurance contracts, as well as the planned reduction of catastrophe exposed business in certain territories, partially offset by higher reinstatement premiums resulting from catastrophe losses and favorable foreign exchange impact period over period of $20.1 million and $54.3 million for the quarter and year-to-date, respectively.

Net written premiums increased $5.6 million, or 0.5%, for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 and increased $62.3 million, or 2.1%, for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.  The larger increase in net written premiums relative to the change in gross written premiums was due to a lower level of ceded reinsurance in the Insurance segment due to the planned reduction in one casualty program. Premiums earned increased $47.1 million, or 4.7%, for the three months ended September 30, 2011, compared to the three months ended September 30, 2010 and increased by $181.2 million, or 6.2%, for the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Net Investment Income.  Net investment income increased $15.1 million, or 10.7%, for the three months ended September 30, 2011 compared to the three months ended September 30, 2010, primarily driven by a $16.8 million increase in investment income from our limited partnerships.  Net investment income increased $25.2 million, or 5.4%, for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, primarily as a result of a $36.3 million increase in investment income from our limited partnerships.  The increases from the limited partnerships were partially offset by effects of lower reinvestment rates.  Net pre-tax investment income, as a percentage of average invested assets, was 4.1% for the three months ended September 30, 2011 compared to 3.9% for the three months ended September 30, 2010 and 4.4% for the nine months ended September 30, 2011 compared to 4.3% for the nine months ended September 30, 2010.

Net Realized Capital Gains (Losses).  Net realized capital losses were $137.7 million and net realized capital gains were $38.3 million for the three months ended September 30, 2011 and 2010, respectively.  The $137.7 million was comprised of $160.7 million of losses from fair value re-measurements and $1.1 million of other-than-temporary impairments which were partially offset by $24.0 million of net realized capital gains from sales on our fixed maturity and equity securities.  The net realized capital gain of $38.3 million for the three months ended September 30, 2010 was the result of $42.2 million of gains from fair value re-measurements, partially offset by $2.9 million of other-than-temporary impairments and $1.0 million of net realized capital losses from sales on our fixed maturity and equity securities.

Net realized capital losses were $130.4 million and net realized capital gains were $69.3 million for the nine months ended September 30, 2011 and 2010, respectively.  The $130.4 million was comprised of $123.8 million of losses from fair value re-measurements and $15.8 million of other-than-temporary impairments which were partially offset by $9.2 million of net realized capital gains from sales on our fixed maturity and equity securities.  The net realized capital gain of $69.3 million for the nine months ended September 30, 2010 was the result of $49.2 million of net realized capital gains from sales on our available for sale fixed maturity and equity securities and $23.0 million of gains from fair value re-measurements, partially offset by $2.9 million of other-than-temporary impairments.

Net Derivative Gain (Loss).  In 2005 and prior, we sold seven equity index put option contracts, which are outstanding.  These contracts meet the definition of a derivative in accordance with FASB guidance and as such, are fair valued each quarter with the change recorded as net derivative gain or loss in the consolidated statements of operations and comprehensive income (loss).  As a result of these adjustments in value, we recognized net derivative losses of $23.4 million and $0.6 million for the three months ended September 30, 2011 and 2010, respectively, and net derivative losses of $19.3 million and $19.8 million for the nine months ended September 30, 2011 and 2010, respectively. The change in the fair value of these equity index put option contracts is indicative of the change in the financial markets over the same periods.

Other Income (Expense).  We recorded other expense of $14.9 million and $31.7 million for the three and nine months ended September 30, 2011, respectively, and other income of $1.7 million and $14.9 million for the three and nine months ended September 30, 2010, respectively.  The changes were primarily the result of fluctuations in foreign currency exchange rates for the corresponding periods.

Claims and Expenses.
Incurred Losses and Loss Adjustment Expenses.  The following tables present our incurred losses and loss adjustment expenses (“LAE”) for the periods indicated.

	Three Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2011
Attritional (a)	$584.1	55.9%		$4.3	0.4%		$588.4	56.3%
Catastrophes	132.3	12.7%		-	0.0%		132.3	12.7%
A&E	-	0.0%		-	0.0%		-	0.0%
Total	$716.4	68.6%		$4.3	0.4%		$720.7	69.0%

2010
Attritional (a)	$605.9	60.8%		$(20.8)	-2.1%		$585.1	58.7%
Catastrophes	91.6	9.2%		(2.0)	-0.2%		89.7	9.0%
A&E	-	0.0%		-	0.0%		-	0.0%
Total	$697.5	69.9%		$(22.8)	-2.3%		$674.8	67.7%

Variance 2011/2010
Attritional (a)	$(21.8)	(4.9)	pts	$25.1	2.5	pts	$3.3	(2.4)	pts
Catastrophes	40.7	3.5	pts	2.0	0.2	pts	42.6	3.7	pts
A&E	-	-	pts	-	-	pts	-	-	pts
Total	$18.9	(1.3)	pts	$27.1	2.7	pts	$45.9	1.3	pts

	Nine Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2011
Attritional (a)	$1,784.6	57.6%		$0.6	0.0%		$1,785.2	57.6%
Catastrophes	920.3	29.7%		-	0.0%		920.3	29.7%
A&E	-	0.0%		0.8	0.0%		0.8	0.0%
Total	$2,705.0	87.4%		$1.3	0.0%		$2,706.3	87.4%

2010
Attritional (a)	$1,741.6	59.8%		$(29.8)	-1.0%		$1,711.8	58.7%
Catastrophes	527.1	18.1%		(13.3)	-0.5%		513.8	17.6%
A&E	-	0.0%		-	0.0%		-	0.0%
Total	$2,268.7	77.9%		$(43.1)	-1.5%		$2,225.6	76.4%

Variance 2011/2010
Attritional (a)	$43.0	(2.2)	pts	$30.4	1.0	pts	$73.4	(1.1)	pts
Catastrophes	393.2	11.6	pts	13.3	0.5	pts	406.5	12.1	pts
A&E	-	-	pts	0.8	-	pts	0.8	-	pts
Total	$436.3	9.5	pts	$44.4	1.5	pts	$480.7	11.0	pts

(a) Attritional losses exclude catastrophe and Asbestos and Environmental ("A&E") losses.
(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by $45.9 million, or 6.8%, for the three months ended September 30, 2011 compared to the same period in 2010.  Of the $45.9 million increase, current year catastrophe losses increased $40.7 million, or 3.5 points, period over period, primarily due to losses from Hurricane Irene and incurred loss estimates on the first quarter earthquakes in Japan and New Zealand.

Incurred losses and LAE increased by $480.7 million, or 21.6%, for the nine months ended September 30, 2011 compared to the same period in 2010.  Of the $480.7 million increase, current year catastrophe losses increased $393.2 million, or 11.6 points, period over period, primarily due to losses from the Japan and New Zealand earthquakes, Australia floods, and U.S. storms. In addition, the overall attritional losses increased $73.4 million due to favorable development in 2010 without comparable favorable development in 2011.

Commission, Brokerage, Taxes and Fees.  Commission, brokerage, taxes and fees decreased by $9.5 million, or 4.0%, for the three months ended September 30, 2011 compared to the same period in 2010, and increased by $15.2 million, or 2.2%, for the nine months ended September 30, 2011 compared to the same period in 2010.  Commissions, as a percentage of earned premium, are down for both the quarter and the year driven by a shift in the mix of reinsurance business from proportional to excess of loss, with the latter generally having lower commission rates, as well as higher level of reinstatement premiums which are booked without commissions.  Also driving the lower commission ratio, period over period, is the change in distribution on the insurance book, with a greater proportion of the business being accessed directly rather than through managing general agents.

Other Underwriting Expenses.  Other underwriting expenses were $49.4 million and $44.3 million for the three months ended September 30, 2011 and 2010, respectively, and $140.3 million and $125.0 million for the nine months ended September 30, 2011 and 2010, respectively.  The increases in other underwriting expenses were mainly due to expenses of Heartland, which was acquired in January, 2011.

Corporate Expenses.  Corporate expenses, which are expenses that are not allocated to segments, were $4.2 million and $3.9 million for the three months ended September 30, 2011 and 2010, respectively, and $11.9 million and $12.4 million for the nine months ended September 30, 2011 and 2010, respectively.

Interest, Fees and Bond Issue Cost Amortization Expense.  Interest, fees and other bond amortization expense was $13.1 million for the three months ended September 30, 2011 and 2010, and $39.2 million and $42.8 million for the nine months ended September 30, 2011 and 2010, respectively.  The decrease for the nine month period was primarily due to the maturing of debt in March, 2010.

Income Tax Expense (Benefit).  We had an income tax benefit of $53.7 million and $69.9 million for the three and nine months ended September 30, 2011, respectively, and an income tax expense of $30.2 million and $46.8 million for the three and nine months ended September 30, 2010, respectively.  Our income tax is primarily a function of the statutory tax rates and corresponding pre-tax income in the jurisdictions where we operate, coupled with the impact from tax-preferenced investment income.  Variations in our effective tax rate generally result from changes in the relative levels of pre-tax income among jurisdictions with different tax rates.  The decrease in taxes year over year was primarily attributable to the previously mentioned catastrophe losses.

In addition, due to the timing and size of realized losses during the third quarter of 2011, we were unable to reliably estimate the annual effective tax rate for 2011 as small changes to the assumptions underlying our full year projections produce large changes in the annual effective tax rate.  As a result, the tax benefit for the nine months ended September 30, 2011 was calculated on a discrete basis using the actual effective tax rate.  The tax benefit for the three months ended September 30, 2011 reflects the difference between the year-to-date discrete basis and the annual effective tax rate used through June 30, 2011.  In 2010, we applied the effective tax rate method for all interim periods.

Net Income (Loss).
Our net income was $63.1 million and our net loss was $121.5 million for the three and nine months ended September 30, 2011, respectively.  Our net income was $174.2 million and $308.2 million for the three and nine months ended September 30, 2010, respectively.  The decreases were primarily driven by an increase in catastrophe losses in 2011 in addition to the other components discussed above.

Ratios.
Our combined ratio decreased by 0.3 points to 95.6% for the three months ended September 30, 2011 compared to 95.9% for the same period in 2010, and increased by 10.4 points to 114.6% for the nine months ended September 30, 2011 compared to 104.2% for the same period in 2010.  The loss ratio component increased 1.3 points and 11.0 points for the three and nine months ended September 30, 2011, respectively, over the same periods last year, principally due to the increase in current year catastrophe losses as a result of Hurricane Irene, the Japan earthquake, New Zealand earthquake, U.S. storms and the

Australia floods.  The other underwriting expense ratio component increased slightly and the commission and brokerage ratio component decreased slightly over the same periods last year due to the mix of business.

Shareholders’ Equity.
Shareholders’ equity decreased by $191.7 million to $6,091.8 million at September 30, 2011 from $6,283.5 million at December 31, 2010, principally as a result of $121.5 million of net loss, repurchases of 1,025,044 common shares for $84.2 million and $78.1 million of shareholder dividends, partially offset by $52.2 million of unrealized appreciation on investments, net of tax, share-based compensation transactions of $21.5 million and $16.3 million of net foreign currency translation adjustments.

Consolidated Investment Results

Net Investment Income.
Net investment income increased by 10.7% to $156.5 million for the three months ended September 30, 2011 compared to $141.4 million for the three months ended September 30, 2010 and increased by 5.4% to $493.8 million for the nine months ended September 30, 2011 compared to $468.6 million for the nine months ended September 30, 2010, primarily due to an increase in income from our limited partnership investments and increased dividend income from equities due to our expanded public equity portfolio and emerging market debt mutual funds.  These increases were partially offset by a decline in income from our fixed maturities, reflective of reducing our municipal bond exposure and declining reinvestment rates.  Proceeds from reducing this portfolio were used to expand our public equity and emerging markets portfolios.

The following table shows the components of net investment income for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2011	2010	2011	2010
Fixed maturities	$131.7	$143.8	$397.2	$438.0
Equity securities	15.8	2.7	40.8	8.1
Short-term investments and cash	0.4	0.4	1.0	-
Other invested assets
Limited partnerships	15.7	(1.1)	66.7	30.4
Other	(1.5)	0.2	3.2	0.9
Total gross investment income	162.0	146.0	509.0	477.4
Interest debited (credited) and other expense	(5.6)	(4.6)	(15.2)	(8.8)
Total net investment income	$156.5	$141.4	$493.8	$468.6

(Some amounts may not reconcile due to rounding.)

The following tables show a comparison of various investment yields for the periods indicated.

	At	At
	September 30,	December 31,
	2011	2010
Imbedded pre-tax yield of cash and invested assets	3.9%	3.9%
Imbedded after-tax yield of cash and invested assets	3.4%	3.5%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Annualized pre-tax yield on average cash and invested assets	4.1%	3.9%	4.4%	4.3%
Annualized after-tax yield on average cash and invested assets	3.6%	3.4%	3.8%	3.8%

Net Realized Capital Gains (Losses).
The following table presents the composition of our net realized capital gains (losses) for the periods indicated.

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2011	2010	Variance	2011	2010	Variance
Gains (losses) from sales:
Fixed maturity securities, market value
Gains	$36.7	$4.1	$32.6	$60.4	$70.2	$(9.8)
Losses	(13.2)	(6.6)	(6.6)	(52.5)	(21.9)	(30.6)
Total	23.4	(2.5)	25.9	7.8	48.3	(40.5)

Fixed maturity securities, fair value
Gains	0.2	0.5	(0.3)	1.0	0.8	0.2
Losses	(0.3)	-	(0.3)	(2.0)	-	(2.0)
Total	(0.1)	0.5	(0.6)	(1.0)	0.8	(1.8)

Equity securities, market value
Gains	-	-	-	0.2	0.1	0.1
Losses	-	-	-	(0.2)	-	(0.2)
Total	-	-	-	-	0.1	(0.1)

Equity securities, fair value
Gains	6.0	1.0	5.0	9.0	4.6	4.4
Losses	(5.4)	(0.1)	(5.3)	(6.7)	(4.7)	(2.0)
Total	0.6	0.9	(0.3)	2.3	-	2.4

Total net realized capital gains (losses) from sales
Gains	42.9	5.6	37.3	70.6	75.7	(5.1)
Losses	(18.9)	(6.7)	(12.2)	(61.4)	(26.6)	(34.8)
Total	24.0	(1.0)	25.1	9.2	49.2	(39.9)

Other-than-temporary impairments:	(1.1)	(2.9)	1.8	(15.8)	(2.9)	(12.9)

Gains (losses) from fair value adjustments:
Fixed maturities, fair value	(5.0)	3.3	(8.3)	(8.5)	3.8	(12.3)
Equity securities, fair value	(155.7)	38.9	(194.6)	(115.2)	19.3	(134.5)
Total	(160.7)	42.2	(202.9)	(123.8)	23.0	(146.8)

Total net realized capital gains (losses)	$(137.7)	$38.3	$(176.0)	$(130.4)	$69.3	$(199.7)

(Some amounts may not reconcile due to rounding.)

Net realized capital losses were $137.7 million and net realized capital gains were $38.3 million for the three months ended September 30, 2011 and 2010, respectively.  For the three months ended September 30, 2011, we recorded $160.7 million of net realized capital losses due to fair value re-measurements on fixed maturity and equity securities and $1.1 million of other-than-temporary impairments, partially offset by $24.0 million of net realized capital gains from sales of fixed maturity and equity securities.  The gains and losses on the sales of fixed maturity securities included the impact of selling part of our municipal bond portfolio as credit concerns arose in this market sector.  For the three months ended September 30, 2010, we recorded $42.2 million of gains due to fair value re-measurements on fixed maturity and equity securities, partially offset by $2.9 million of other-than-temporary impairments and $1.0 million of net realized capital losses from sales of fixed maturity and equity securities.

Net realized capital losses were $130.4 million and net realized capital gains were $69.3 million for the nine months ended September 30, 2011 and 2010, respectively.  For the nine months ended September 30, 2011, we recorded $123.8 million of net realized capital losses due to fair value re-measurements on fixed maturity and equity securities and $15.8 million of other-than-temporary impairments, partially offset by $9.2 million of net realized capital gains from sales of fixed maturity and equity securities.  The gains and losses on the sales of fixed maturity securities included the impact of selling part of our municipal bond portfolio as credit concerns arose in this market sector.  For the nine months ended September 30, 2010, we recorded $49.2 million of net realized capital gains from sales of fixed maturity and equity securities and $23.0 million of gains due to fair value re-measurements on fixed maturity and equity securities, partially offset by $2.9 million of other-than-temporary impairments.  The gains on the sales of fixed maturity securities were primarily the result of selling securities in foreign currencies, which reduced our exposure to currency fluctuations.

Segment Results.
During the quarter ended September 30, 2011, the Company realigned its reporting segments to reflect recent changes in the type and volume of business written. The Company previously reported the results of Marine & Aviation, Surety, A&H Reinsurance and A&H Primary operations as a separate segment—Specialty Underwriting.  The A&H primary business, which is a relatively new line of business for the Company, has increased significantly, representing approximately 2% of premiums earned and is projected to continue to grow.  The A&H primary business is better aligned with the Insurance reporting segment based on the similarities of this business with that of those businesses already reflected in the Insurance segment.  The other operating units included in the Specialty Underwriting segment would have encompassed less than 5% of the Company’s premiums earned and their volume is projected to remain less than 5%.  As a result of the size of these remaining operating units and their similarity to the business reported within U.S. Reinsurance, they have been reclassified to the U.S. Reinsurance segment.  There has been no change to the International and Bermuda reporting segments.  The Company has restated all segment information for prior years to conform to the new reporting segment structure.

The U.S. Reinsurance operation writes property and casualty reinsurance and specialty lines of business, including Marine, Aviation, Surety and A&H business, on both a treaty and facultative basis, through reinsurance brokers, as well as directly with ceding companies primarily within the U.S.  The Insurance operation writes property and casualty insurance, including medical stop loss insurance, directly and through general agents, brokers and surplus lines brokers within the U.S. and Canada.  The International operation writes non-U.S. property and casualty reinsurance through Everest Re’s branches in Canada and Singapore and through offices in Brazil, Miami and New Jersey. The Bermuda operation provides reinsurance and insurance to worldwide property and casualty markets and reinsurance to life insurers through brokers and directly with ceding companies from its Bermuda office and reinsurance to the United Kingdom and European markets through its UK branch and the Company’s Ireland subsidiary.

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

The following discusses the underwriting results for each of our segments for the periods indicated.

U.S. Reinsurance.
The following table presents the underwriting results and ratios for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2011	2010	Variance	% Change	2011	2010	Variance	% Change
Gross written premiums	$360.8	$435.2	$(74.4)	-17.1%	$947.2	$1,076.6	$(129.5)	-12.0%
Net written premiums	360.3	434.3	(74.0)	-17.0%	945.3	1,074.2	(128.9)	-12.0%

Premiums earned	$326.8	$353.2	$(26.4)	-7.5%	$953.5	$1,010.5	$(57.1)	-5.6%
Incurred losses and LAE	193.9	203.5	(9.6)	-4.7%	712.0	610.0	102.0	16.7%
Commission and brokerage	71.1	86.3	(15.2)	-17.6%	231.5	247.8	(16.3)	-6.6%
Other underwriting expenses	10.8	11.1	(0.2)	-2.1%	30.6	32.6	(2.0)	-6.1%
Underwriting gain (loss)	$51.0	$52.4	$(1.4)	-2.7%	$(20.7)	$120.1	$(140.8)	-117.2%

				Point Chg				Point Chg
Loss ratio	59.3%	57.6%		1.7	74.7%	60.4%		14.3
Commission and brokerage ratio	21.8%	24.4%		(2.6)	24.3%	24.5%		(0.2)
Other underwriting expense ratio	3.3%	3.2%		0.1	3.2%	3.2%		-
Combined ratio	84.4%	85.2%		(0.8)	102.2%	88.1%		14.1

(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums decreased by 17.1% to $360.8 million for the three months ended September 30, 2011 from $435.2 million for the three months ended September 30, 2010, primarily due to non-renewed business in treaty property, treaty casualty, accident and health and crop lines of business.  Net written premiums decreased 17.0% to $360.3 million for the three months ended September 30, 2011 compared to $434.3 million for the same period in 2010, which is in line with the decrease in gross written premiums for the quarter.  Premiums earned decreased 7.5% to $326.8 million for the three months ended September 30, 2011 compared to $353.2 million for the three months ended September 30, 2010.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums decreased by 12.0% to $947.2 million for the nine months ended September 30, 2011 from $1,076.6 million for the nine months ended September 30, 2010, primarily due to non-renewed quota share business in treaty property, treaty casualty, and crop as well as reduced premium for accident and health and marine business, partially offset by an $19.1 million increase in reinstatement premiums due to catastrophe loss activity.  Net written premiums decreased 12.0% to $945.3 million for the nine months ended September 30, 2011 compared to $1,074.2 million for the same period in 2010, which is in line with the decrease in gross written premiums for the year.  Premiums earned decreased 5.6% to $953.5 million for the nine months ended September 30, 2011 compared to $1,010.5 million for the nine months ended September 30, 2010.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE. The following tables present the incurred losses and LAE for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2011
Attritional	$163.8	50.0%		$(2.5)	-0.7%		$161.3	49.3%
Catastrophes	30.8	9.4%		1.8	0.6%		32.6	10.0%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$194.6	59.4%		$(0.7)	-0.1%		$193.9	59.3%

2010
Attritional	$207.0	58.6%		$1.1	0.3%		$208.2	58.9%
Catastrophes	(4.9)	-1.4%		0.2	0.1%		(4.7)	-1.3%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$202.1	57.2%		$1.3	0.4%		$203.5	57.6%

Variance 2011/2010
Attritional	$(43.2)	(8.6)	pts	$(3.6)	(1.0)	pts	$(46.9)	(9.6)	pts
Catastrophes	35.7	10.8	pts	1.6	0.5	pts	37.3	11.3	pts
A&E	-	-	pts	-	-	pts	-	-	pts
Total segment	$(7.5)	2.2	pts	$(2.0)	(0.6)	pts	$(9.6)	1.7	pts

	Nine Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2011
Attritional	$502.6	52.7%		$(1.4)	-0.1%		$501.2	52.6%
Catastrophes	199.1	20.9%		11.7	1.2%		210.8	22.1%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$701.7	73.6%		$10.3	1.1%		$712.0	74.7%

2010
Attritional	$580.2	57.4%		$6.9	0.7%		$587.2	58.1%
Catastrophes	18.1	1.8%		4.8	0.5%		22.8	2.3%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$598.3	59.2%		$11.7	1.2%		$610.0	60.4%

Variance 2011/2010
Attritional	$(77.6)	(4.7)	pts	$(8.3)	(0.8)	pts	$(86.0)	(5.5)	pts
Catastrophes	181.0	19.1	pts	6.9	0.7	pts	188.0	19.8	pts
A&E	-	-	pts	-	-	pts	-	-	pts
Total segment	$103.4	14.4	pts	$(1.4)	(0.1)	pts	$102.0	14.3	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses were $9.6 million lower at $193.9 million for the three months ended September 30, 2011 compared to $203.5 million for the three months ended September 30, 2010, primarily as a result of the $43.2 million (8.6 points) decrease in current year attritional losses and the $3.6 million (1.0 point) decrease to prior year attritional losses, partially offset by the $35.7 million increase in current year catastrophe losses, primarily due to Hurricane Irene and development on the Japan and New Zealand earthquakes.  The decline in the current year attritional losses is primarily due to a combination of lower earned premiums and a change in the mix of business.

Incurred losses were $102.0 million (14.3 points) higher at $712.0 million for the nine months ended September 30, 2011 compared to $610.0 million for the nine months ended September 30, 2010, primarily as a result of the $181.0 million (19.1 points) increase in current year catastrophe losses, largely due to the Japan and New Zealand earthquakes, U.S. Midwest tornadoes and Hurricane Irene, and the $6.9 million (0.7 points) increase in prior year catastrophe losses, largely due to the Chile earthquake. The current year attritional losses decreased $77.6 million (4.7 points), primarily due to a shift in the mix of business, with a higher level of catastrophe excess of loss business in the current year, which carries a lower attritional loss ratio, coupled with a significant reduction in pro rata property business, which further reduces the current year attritional loss ratio.

Segment Expenses.  Commission and brokerage expenses decreased by 17.6% to $71.1 million for the three months ended September 30, 2011 compared to $86.3 million for the three months ended September 30, 2010.  Commission and brokerage expenses decreased by 6.6% to $231.5 million for the nine months ended September 30, 2011 compared to $247.8 million for the nine months ended September 30, 2010.  These variances were due to the changes in premiums earned and the mix of business with varying commission rates.

Segment other underwriting expenses decreased slightly to $10.8 million for the three months ended September 30, 2011 compared to $11.1 million for the same period in 2010.  Segment other underwriting expenses decreased to $30.6 million for the nine months ended September 30, 2011 compared to $32.6 million for the same period in 2010.  These variances were due to reduced operating costs for the segment.

Insurance.
The following table presents the underwriting results and ratios for the Insurance segment for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2011	2010	Variance	% Change	2011	2010	Variance	% Change
Gross written premiums	$236.3	$214.7	$21.6	10.1%	$750.3	$650.4	$99.8	15.3%
Net written premiums	203.4	141.5	61.9	43.7%	648.0	462.6	185.4	40.1%

Premiums earned	$216.2	$158.8	$57.4	36.1%	$641.9	$478.6	$163.3	34.1%
Incurred losses and LAE	195.6	127.2	68.5	53.8%	506.9	359.4	147.5	41.0%
Commission and brokerage	38.6	30.0	8.6	28.7%	106.0	91.5	14.5	15.9%
Other underwriting expenses	24.3	19.5	4.8	24.8%	68.6	52.3	16.3	31.1%
Underwriting gain (loss)	$(42.3)	$(17.8)	$(24.5)	137.9%	$(39.7)	$(24.7)	$(15.0)	60.5%

				Point Chg				Point Chg
Loss ratio	90.5%	80.0%		10.5	79.0%	75.1%		3.9
Commission and brokerage ratio	17.8%	18.9%		(1.1)	16.5%	19.1%		(2.6)
Other underwriting expense ratio	11.3%	12.3%		(1.0)	10.7%	11.0%		(0.3)
Combined ratio	119.6%	111.2%		8.4	106.2%	105.2%		1.0

(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums increased by 10.1% to $236.3 million for the three months ended September 30, 2011 compared to $214.7 million for the three months ended September 30, 2010. This was due to strategic portfolio changes with growth in short-tail business, primarily driven by the acquisition of Heartland, which provided $44.8 million of new crop insurance premium in the current quarter and $14.0 million growth in A&H primary business, partially offset by the planned reduction of a large casualty program.  Net written premiums increased 43.7% to $203.4 million for the three months ended September 30, 2011 compared to $141.5 million for the same period in 2010 due to higher gross premiums, reduced levels of ceded reinsurance primarily related to the reduced casualty program and an increase in A&H primary business.  Premiums earned increased 36.1% to $216.2 million for the three months ended September 30, 2011 compared to $158.8 million for the three months ended September 30, 2010.  The change in premiums earned is relatively consistent with the increase in net written premium.

Gross written premiums increased by 15.3% to $750.3 million for the nine months ended September 30, 2011 compared to $650.4 million for the nine months ended September 30, 2010. This was due to strategic portfolio changes with growth in short-tail business, primarily driven by the acquisition of Heartland, which provided $122.3 million of new crop insurance premium in 2011 and $44.8 million growth in A&H primary business, partially offset by the reduction of a large casualty program.  Net written premiums increased 40.1% to $648.0 million for the nine months ended September 30, 2011 compared to $462.6 million for the same period in 2010 due to higher gross premiums, reduced levels of ceded reinsurance and an increase in A&H primary business.  Premiums earned increased 34.1% to $641.9 million for the nine months ended September 30, 2011 compared to $478.6 million for the nine months ended September 30, 2010.  The change in premiums earned is relatively consistent with the increase in net written premium.

Incurred Losses and LAE. The following tables present the incurred losses and LAE for the Insurance segment for the periods indicated.

	Three Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2011
Attritional	$168.1	77.7%		$25.0	11.6%		$193.1	89.3%
Catastrophes	2.5	1.2%		-	0.0%		2.5	1.2%
Total segment	$170.6	78.9%		$25.0	11.6%		$195.6	90.5%

2010
Attritional	$122.8	77.2%		$4.4	2.8%		$127.2	80.0%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
Total segment	$122.8	77.2%		$4.4	2.8%		$127.2	80.0%

Variance 2011/2010
Attritional	$45.3	0.5	pts	$20.6	8.8	pts	$65.9	9.3	pts
Catastrophes	2.5	1.2	pts	-	-	pts	2.5	1.2	pts
Total segment	$47.8	1.7	pts	$20.6	8.8	pts	$68.4	10.5	pts

	Nine Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2011
Attritional	$479.1	74.6%		$25.0	3.9%		$504.1	78.5%
Catastrophes	2.5	0.4%		0.3	0.1%		2.8	0.5%
Total segment	$481.6	75.0%		$25.3	4.0%		$506.9	79.0%

2010
Attritional	$352.8	73.7%		$6.6	1.4%		$359.4	75.1%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
Total segment	$352.8	73.7%		$6.6	1.4%		$359.4	75.1%

Variance 2011/2010
Attritional	$126.3	0.9	pts	$18.4	2.5	pts	$144.7	3.4	pts
Catastrophes	2.5	0.4	pts	0.3	0.1	pts	2.8	0.5	pts
Total segment	$128.8	1.3	pts	$18.7	2.6	pts	$147.5	3.9	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by $68.4 million, or 53.8%, to $195.6 million for the three months ended September 30, 2011 compared to $127.2 million for the three months ended September 30, 2010. This was primarily due to an increase of $45.3 million (0.5 points) in current year attritional losses and an increase in prior years’ losses of $20.6 million (8.8 points) attributable to development on excess casualty and California workers compensation reserves.

Incurred losses and LAE increased by $147.5 million, or 41.0%, to $506.9 million for the nine months ended September 30, 2011 compared to $359.4 million for the nine months ended September 30, 2010. This was primarily due to an increase of $126.3 million (0.9 points) in current year attritional losses and an increase in prior years’ losses of $18.7 million (2.6 points) attributable to development on excess casualty and California workers compensation reserves.

Segment Expenses. Commission and brokerage increased by 28.7% to $38.6 million for the three months ended September 30, 2011 compared to $30.0 million for the three months ended September 30, 2010.  Commission and brokerage increased by 15.9% to $106.0 million for the nine months ended September 30, 2011 compared to $91.5 million for the nine months ended September 30, 2010.  These increases were primarily the result of an increase in net premiums earned offset by reduced commission ratios due to changes in distribution and the mix of business.

Segment other underwriting expenses increased to $24.3 million for the three months ended September 30, 2011 compared to $19.5 million for the same period in 2010.   Segment other underwriting expenses increased to $68.6 million for the nine months ended September 30, 2011 compared to $52.3 million for the same period in 2010.  These increases were primarily due to the expenses of the newly acquired Heartland.

International.
The following table presents the underwriting results and ratios for the International segment for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2011	2010	Variance	% Change	2011	2010	Variance	% Change
Gross written premiums	$326.1	$323.7	$2.3	0.7%	$923.6	$906.1	$17.6	1.9%
Net written premiums	321.6	319.4	2.2	0.7%	912.1	901.7	10.5	1.2%

Premiums earned	$300.7	$301.3	$(0.6)	-0.2%	$934.2	$869.8	$64.4	7.4%
Incurred losses and LAE	169.5	223.4	(53.9)	-24.1%	995.8	875.1	120.7	13.8%
Commission and brokerage	78.2	78.6	(0.3)	-0.4%	230.4	221.4	9.1	4.1%
Other underwriting expenses	7.5	6.7	0.9	13.1%	20.9	20.4	0.6	2.8%
Underwriting gain (loss)	$45.4	$(7.3)	$52.8	NM	$(313.0)	$(247.0)	$(66.1)	26.7%

				Point Chg				Point Chg
Loss ratio	56.4%	74.1%		(17.7)	106.6%	100.6%		6.0
Commission and brokerage ratio	26.0%	26.1%		(0.1)	24.7%	25.4%		(0.7)
Other underwriting expense ratio	2.5%	2.2%		0.3	2.2%	2.4%		(0.2)
Combined ratio	84.9%	102.4%		(17.5)	133.5%	128.4%		5.1

(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums increased by 0.7% to $326.1 million for the three months ended September 30, 2011 compared to $323.7 million for the three months ended September 30, 2010, due to an increase in premiums written through Canada, $11.2 million; and Asia, $8.4 million; partially offset by a $17.5 million net decrease in business written in the Latin America, South America, Middle East, and Africa regions. The increases were primarily due to generally higher rate levels on retained business and favorable foreign exchange impact of $11.3 million, partially offset by non-renewed business in certain catastrophe exposed territories that have not responded to the recent elevation in catastrophe loss activity.  Net written premiums increased by 0.7% to $321.6 million for the three months ended September 30, 2011 compared to $319.4 million for the same period in 2010, principally as a result of the increase in gross written premiums.  Premiums earned decreased 0.2% to $300.7 million for the three months ended September 30, 2011 compared to $301.3 million for the same period in 2010.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums increased by 1.9% to $923.6 million for the nine months ended September 30, 2011 compared to $906.1 million for the nine months ended September 30, 2010, due to a net increase of $9.2 million in premiums written in Canada, $5.3 million in the Latin America, South America, Middle East, and Africa regions, $2.9 million in Asia.  The increase in gross written premiums included a net favorable foreign exchange impact of $33.4 million.  Growth from increased rate levels, particularly in regions recently affected by catastrophe losses was partially offset by non-renewed business which did not meet our current pricing targets.  Net written premiums increased by 1.2% to $912.1 million for the nine months ended September 30, 2011 compared to $901.7 million for the same period in 2010, principally as a result of the increase in gross written premiums.  Premiums earned increased 7.4% to $934.2 million for the nine months ended September 30, 2011 compared to $869.8 million for the same period in 2010.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following tables present the incurred losses and LAE for the International segment for the periods indicated.

	Three Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2011
Attritional	$138.6	46.2%		$(20.0)	-6.7%		$118.6	39.5%
Catastrophes	51.3	17.1%		(0.5)	-0.2%		50.8	16.9%
Total segment	$189.9	63.3%		$(20.5)	-6.9%		$169.5	56.4%

2010
Attritional	$172.4	57.1%		$(24.8)	-8.2%		$147.6	49.0%
Catastrophes	77.3	25.7%		(1.5)	-0.5%		75.8	25.2%
Total segment	$249.6	82.9%		$(26.3)	-8.7%		$223.4	74.1%

Variance 2011/2010
Attritional	$(33.8)	(10.9)	pts	$4.8	1.5	pts	$(29.0)	(9.5)	pts
Catastrophes	(26.0)	(8.6)	pts	1.0	0.3	pts	(25.0)	(8.3)	pts
Total segment	$(59.8)	(19.6)	pts	$5.8	1.8	pts	$(53.9)	(17.7)	pts

	Nine Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2011
Attritional	$472.7	50.6%		$(30.0)	-3.2%		$442.6	47.4%
Catastrophes	556.5	59.6%		(3.4)	-0.4%		553.2	59.2%
Total segment	$1,029.2	110.2%		$(33.4)	-3.6%		$995.8	106.6%

2010
Attritional	$487.8	56.0%		$(30.8)	-3.5%		$457.0	52.5%
Catastrophes	431.2	49.6%		(13.1)	-1.5%		418.1	48.1%
Total segment	$919.0	105.7%		$(43.9)	-5.0%		$875.1	100.6%

Variance 2011/2010
Attritional	$(15.1)	(5.4)	pts	$0.8	0.3	pts	$(14.4)	(5.1)	pts
Catastrophes	125.3	10.0	pts	9.7	1.1	pts	135.1	11.1	pts
Total segment	$110.2	4.5	pts	$10.5	1.4	pts	$120.7	6.0	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased 24.1% to $169.5 million for the three months ended September 30, 2011 compared to $223.4 million for the three months ended September 30, 2010.  The decrease was principally due to a $33.8 million (10.9 point) decrease in current year attritional losses and a $26.0 million (8.6 points) decrease in current year catastrophe losses in the third quarter of 2011 (Japan earthquake) compared to the catastrophe losses reported in the third quarter of 2010 (Chile earthquake).

Incurred losses and LAE increased 13.8% to $995.8 million for the nine months ended September 30, 2011 compared to $875.1 million for the nine months ended September 30, 2010.  The increase was principally due to a $125.3 million (10.0 points) increase in current year catastrophes in 2011 (Japan and New Zealand earthquakes, the Australia floods, and the wildfire loss in Alberta, Canada) compared to the 2010 reported catastrophe losses (Chile earthquake and Australia hailstorms).  The current year attritional loss ratio was down to 50.6% for the nine months ended September 30, 2011 from 56.0% for the nine months ended September 30, 2010, primarily due to a shift in the mix of business with a lower level of quota share business, which generally carries a higher loss ratio.

Segment Expenses. Commission and brokerage decreased 0.4% to $78.2 million for the three months ended September 30, 2011 compared to $78.6 million for the three months ended September 30, 2010.  Commission and brokerage increased 4.1% to $230.4 million for the nine months ended September 30, 2011 compared to $221.4 million for the nine months ended September 30, 2010.  These variances were due to changes in commission rates, premiums earned and the mix of business.

Segment other underwriting expenses increased to $7.5 million for the three months ended September 30, 2011 compared to $6.7 million for the three months ended September 30, 2010.  Segment other underwriting expenses increased to $20.9 million for the nine months ended September 30, 2011 compared to $20.4 million for the nine months ended September 30, 2010.

Bermuda.
The following table presents the underwriting results and ratios for the Bermuda segment for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2011	2010	Variance	% Change	2011	2010	Variance	% Change
Gross written premiums	$205.3	$189.9	$15.4	8.1%	$560.2	$565.0	$(4.8)	-0.8%
Net written premiums	205.5	190.0	15.5	8.1%	560.4	565.0	(4.6)	-0.8%

Premiums earned	$200.6	$183.9	$16.7	9.1%	$566.1	$555.5	$10.6	1.9%
Incurred losses and LAE	161.7	120.8	41.0	33.9%	491.5	381.1	110.4	29.0%
Commission and brokerage	40.0	42.6	(2.6)	-6.1%	133.8	125.9	7.9	6.3%
Other underwriting expenses	6.7	7.1	(0.4)	-5.3%	20.1	19.7	0.4	2.2%
Underwriting gain (loss)	$(7.9)	$13.4	$(21.3)	-159.0%	$(79.4)	$28.8	$(108.2)	NM

				Point Chg				Point Chg
Loss ratio	80.6%	65.7%		14.9	86.8%	68.6%		18.2
Commission and brokerage ratio	20.0%	23.2%		(3.2)	23.6%	22.7%		0.9
Other underwriting expense ratio	3.3%	3.8%		(0.5)	3.6%	3.5%		0.1
Combined ratio	103.9%	92.7%		11.2	114.0%	94.8%		19.2

(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums increased 8.1% to $205.3 million for the three months ended September 30, 2011 compared to $189.9 million for the same period in 2010, primarily due to an increase of $12.1 million in reinstatement premiums for catastrophe excess of loss business and favorable foreign exchange impact of $7.1 million, partially offset by reduced participations and non-renewal of U.K. property and property catastrophe business, where rate increases were not achieved.  Net written premiums increased 8.1% to $205.5 million for the three months ended September 30, 2011 compared to $190.0 million for the three months ended September 30, 2010, in line with the increase in gross written premiums.  Premiums earned increased 9.1% to $200.6 million for the three months ended September 30, 2011 compared to $183.9 million for the three months ended September 30, 2010, consistent with the trend noted for net written premiums.

Gross written premiums decreased 0.8% to $560.2 million for the nine months ended September 30, 2011 compared to $565.0 million for the same period in 2010, primarily due to reduced participations and non-renewal of U.K. property and property catastrophe business, where rate increases were not achieved, partially offset by an increase of $11.3 million in reinstatement premiums for catastrophe excess of loss business and favorable foreign exchange impact of $17.3 million.  Net written premiums decreased 0.8% to $560.4 million for the nine months ended September 30, 2011 compared to $565.0 million for the nine months ended September 30, 2010, in line with the decrease in gross written premiums.  Premiums earned increased 1.9% to $566.1 million for the nine months ended September 30, 2011 compared to $555.5 million for the nine months ended September 30, 2010.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following tables present the incurred losses and LAE for the Bermuda segment for the periods indicated.

	Three Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2011
Attritional	$113.6	56.6%		$1.8	0.9%		$115.4	57.5%
Catastrophes	47.7	23.8%		(1.3)	-0.7%		46.4	23.1%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$161.3	80.4%		$0.5	0.2%		$161.7	80.6%

2010
Attritional	$103.8	56.4%		$(1.5)	-0.8%		$102.3	55.6%
Catastrophes	19.3	10.5%		(0.7)	-0.4%		18.5	10.1%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$123.1	66.9%		$(2.3)	-1.2%		$120.8	65.7%

Variance 2011/2010
Attritional	$9.8	0.2	pts	$3.3	1.7	pts	$13.1	1.9	pts
Catastrophes	28.4	13.3	pts	(0.6)	(0.3)	pts	27.9	13.0	pts
A&E	-	-	pts	-	-	pts	-	-	pts
Total segment	$38.2	13.5	pts	$2.8	1.4	pts	$41.0	14.9	pts

	Nine Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2011
Attritional	$330.2	58.4%		$7.0	1.2%		$337.2	59.6%
Catastrophes	162.2	28.6%		(8.7)	-1.5%		153.5	27.1%
A&E	-	0.0%		0.8	0.1%		0.8	0.1%
Total segment	$492.4	87.0%		$(0.9)	-0.2%		$491.5	86.8%

2010
Attritional	$320.7	57.8%		$(12.6)	-2.3%		$308.2	55.5%
Catastrophes	77.9	14.0%		(5.0)	-0.9%		72.9	13.1%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$398.6	71.7%		$(17.5)	-3.2%		$381.1	68.6%

Variance 2011/2010
Attritional	$9.5	0.6	pts	$19.6	3.5	pts	$29.0	4.1	pts
Catastrophes	84.3	14.6	pts	(3.7)	(0.6)	pts	80.6	14.0	pts
A&E	-	-	pts	0.8	0.1	pts	0.8	0.1	pts
Total segment	$93.8	15.3	pts	$16.6	3.0	pts	$110.4	18.2	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased 33.9% to $161.7 million for the three months ended September 30, 2011 compared to $120.8 million for the same period in 2010, representing a 14.9 point increase to the loss ratio, quarter over quarter.  The increase was primarily attributable to an increase of $28.4 million (13.3 points) in current year catastrophe losses, primarily from the Japan and New Zealand earthquakes and Hurricane Irene as well as an increase in current year attritional losses primarily due to the increase in premiums earned.

Incurred losses and LAE increased 29.0% to $491.5 million for the nine months ended September 30, 2011 compared to $381.1 million for the same period in 2010.  The increase was principally due to an $84.3 million (14.6 points) increase in current year catastrophe losses, primarily for the Japan and New Zealand earthquakes, the Australian floods and Hurricane Irene.

Segment Expenses. Commission and brokerage decreased 6.1% to $40.0 million for the three months ended September 30, 2011 compared to $42.6 million for the same period in 2010.  Commission and brokerage increased 6.3% to $133.8 million for the nine months ended September 30, 2011 compared to $125.9 million for the same period in 2010.  The commission variances differ from the premiums earned variances due to the fluctuation in reinstatement premiums, which have no related commission expense; foreign exchange fluctuation and change in the mix of business.

Segment other underwriting expenses decreased to $6.7 million for the three months ended September 30, 2011 compared to $7.1 million for the three months ended September 30, 2010.  Segment other underwriting expenses increased to $20.1 million for the nine months ended September 30, 2011 compared to $19.7 million for the nine months ended September 30, 2010.

FINANCIAL CONDITION

Cash and Invested Assets.  Aggregate invested assets, including cash and short-term investments, were $15,713.9 million at September 30, 2011, an increase of $348.9 million compared to $15,365.0 million at December 31, 2010.  This increase was primarily the result of $546.7 million of cash flows from operations, $72.8 million of unrealized appreciation, $66.5 million in equity adjustments of our limited partnership investments, $59.1 million due to fluctuations in foreign currencies, and $35.4 million of unsettled securities, partially offset by $123.8 million in fair value re-measurements, $84.2 million paid for share repurchases, $78.1 million paid out in dividends to shareholders, $63.1 million due to the cost of businesses acquired and a $50.0 million revolving credit pay off.

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

Over the past few years and particularly in 2010 and 2011, we have expanded the allocation of our investments funded by shareholders’ equity to include:  1) a greater percentage of publicly traded equity securities, 2) emerging market fixed maturities through mutual fund structures, 3) high yield fixed maturities, 4) bank loan securities and 5) private equity limited partnership investments.  The objective of this portfolio diversification is to enhance the risk-adjusted total return of the investment portfolio by allocating a prudent portion of the portfolio to higher return asset classes, which are also less subject to changes in value with movements in interest rates.  We limit our allocation to these asset classes because of 1) the potential for volatility in their values and 2) the impact of these investments on regulatory and rating agency capital adequacy models.  We use investment managers experienced in these markets and adjust our allocation to these investments based upon market conditions.  At September 30, 2011, the market value of investments in these investment market sectors, carried at both market and fair value, approximated 52% of shareholders’ equity.

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

The tables below summarize the composition and characteristics of our investment portfolio as of the dates indicated.

(Dollars in millions)	At September 30, 2011		At December 31, 2010
Fixed maturities, market value	$12,154.2	77.3%	$12,450.5	81.0%
Fixed maturities, fair value	120.6	0.8%	180.5	1.2%
Equity securities, market value	435.7	2.8%	363.7	2.4%
Equity securities, fair value	1,138.7	7.3%	721.4	4.7%
Short-term investments	834.9	5.3%	785.3	5.1%
Other invested assets	586.1	3.7%	605.2	3.9%
Cash	443.7	2.8%	258.4	1.7%
Total investments and cash	$15,713.9	100.0%	$15,365.0	100.0%

(Some amounts may not reconcile due to rounding.)

	At	At
	September 30, 2011	December 31, 2010
Fixed income portfolio duration (years)	3.1	3.8
Fixed income composite credit quality	Aa3	Aa2
Imbedded end of period yield, pre-tax	3.9%	3.9%
Imbedded end of period yield, after-tax	3.4%	3.5%

The following table provides a comparison of our total return by asset class relative to broadly accepted industry benchmarks for the periods indicated.

	Nine Months Ended	Twelve Months Ended
	September 30, 2011	December 31, 2010
Fixed income portfolio total return	3.5%	5.3%
Barclay's Capital - U.S. aggregate index	6.7%	6.5%

Common equity portfolio total return	-6.2%	15.4%
S&P 500 index	-8.7%	15.1%

Other invested asset portfolio total return	15.2%	18.7%

Reinsurance Receivables.  Reinsurance receivables for both paid and recoverable on unpaid losses totaled $589.3 million at September 30, 2011 and $684.7 million at December 31, 2010.  At September 30, 2011, $209.4 million, or 35.5%, was receivable from C.V. Starr (Bermuda); $88.5 million, or 15.0%, was receivable from Transatlantic Reinsurance Company; $49.6 million, or 8.4%, was receivable from Munich Reinsurance Company and $41.1 million, or 7.0%, was receivable from Berkley Insurance Company.  The receivable from C.V. Starr (Bermuda) is fully collateralized by a trust agreement.  No other retrocessionaire accounted for more than 5% of our receivables.

Loss and LAE Reserves.  Gross loss and LAE reserves totaled $9,980.0 million at September 30, 2011 and $9,340.2 million at December 31, 2010.

The following tables summarize gross outstanding loss and LAE reserves by segment, classified by case reserves and IBNR reserves, for the periods indicated.

	At September 30, 2011
	Case	IBNR	Total	% of
(Dollars in millions)	Reserves	Reserves	Reserves	Total
U.S. Reinsurance	$1,501.8	$1,884.0	$3,385.8	33.9%
Insurance	897.6	1,265.0	2,162.6	21.7%
International	1,260.0	798.8	2,058.8	20.6%
Bermuda	766.2	1,090.2	1,856.4	18.6%
Total excluding A&E	4,425.7	5,037.9	9,463.6	94.8%
A&E	290.7	225.7	516.4	5.2%
Total including A&E	$4,716.4	$5,263.6	$9,980.0	100.0%

(Some amounts may not reconcile due to rounding.)

	At December 31, 2010
	Case	IBNR	Total	% of
(Dollars in millions)	Reserves	Reserves	Reserves	Total
U.S. Reinsurance	$1,530.4	$1,861.0	$3,391.5	36.3%
Insurance	859.6	1,147.5	2,007.0	21.5%
International	945.8	711.6	1,657.4	17.8%
Bermuda	788.2	941.3	1,729.5	18.5%
Total excluding A&E	4,123.9	4,661.5	8,785.4	94.1%
A&E	290.4	264.4	554.8	5.9%
Total including A&E	$4,414.4	$4,925.8	$9,340.2	100.0%

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2011	2010	2011	2010
Gross Basis:
Beginning of period reserves	$526.7	$614.1	$554.8	$638.7
Incurred losses	-	-	0.8	-
Paid losses	(10.3)	(36.6)	(39.1)	(61.1)
End of period reserves	$516.4	$577.5	$516.4	$577.5

Net Basis:
Beginning of period reserves	$505.9	$589.5	$532.9	$613.1
Incurred losses	-	-	0.8	-
Paid losses	(9.9)	(34.9)	(37.7)	(58.5)
End of period reserves	$496.0	$554.6	$496.0	$554.6

(Some amounts may not reconcile due to rounding.)

At September 30, 2011, the gross reserves for A&E losses were comprised of $148.9 million representing case reserves reported by ceding companies, $103.3 million representing additional case reserves established by us on assumed reinsurance claims, $38.5 million representing case reserves established by us on direct excess insurance claims, including Mt. McKinley, and $225.7 million representing IBNR reserves.

With respect to asbestos only, at September 30, 2011, we had gross asbestos loss reserves of $495.5 million, or 96.0%, of total A&E reserves, of which $396.3 million was for assumed business and $99.2 million was for direct business.

Industry analysts use the “survival ratio” to compare the A&E reserves among companies with such liabilities.  The survival ratio is typically calculated by dividing a company’s current net reserves by the three year average of annual paid losses.  Hence, the survival ratio equals the number of years that it would take to exhaust the current reserves if future loss payments were to continue at historical levels.  Using this measurement, our net three year asbestos survival ratio was 5.0 years at September 30, 2011.  These metrics can be skewed by individual large settlements occurring in the prior three years and therefore, may not be indicative of the timing of future payments.

Because the survival ratio was developed as a comparative measure of reserve strength and does not indicate absolute reserve adequacy, we consider, but do not rely on, the survival ratio when evaluating our reserves.  In particular, we note that year to year loss payment variability can be material.  This is due, in part, to our orientation to negotiated settlements, particularly on our Mt. McKinley exposures, which significantly reduces the credibility and utility of this measure as an analytical tool.  In the third quarter of 2011, we made asbestos net claim payments of $1.1 million to Mt McKinley high profile claimants where the claim was either closed or a settlement had been reached.  Such payments, which are non-repetitive, distort downward our three year survival ratio.  Adjusting for such settlements, recognizing that total settlements are generally considered fully reserved to an agreed settlement, we consider that our adjusted asbestos survival ratio for net unsettled claims is 8.9 years, which is better than prevailing industry norms.

Shareholders’ Equity.  Our shareholders’ equity decreased to $6,091.8 million as of September 30, 2011 from $6,283.5 million as of December 31, 2010.  This decrease was the result of $121.5 million in net loss, $78.1 million of shareholder dividends and repurchases of 1,025,044 common shares for $84.2 million, partially offset by unrealized appreciation on investments, net of tax, of $52.2 million, share-based compensation transactions of $21.5 million, $16.3 million of foreign currency translation adjustments and $2.2 million of benefit plan obligation adjustments.

LIQUIDITY AND CAPITAL RESOURCES

Capital.  Our business operations are in part dependent on our financial strength and financial strength ratings, and the market’s perception of our financial strength, as measured by shareholders’ equity, which was $6,091.8 million at September 30, 2011 and $6,283.5 million at December 31, 2010.  On March 13, 2009, Everest Re and Everest National, wholly-owned indirect subsidiaries of the Company, received notification of a one level ratings downgrade by Standard & Poor’s.  On April 7, 2010, Standard & Poor’s upgraded the Company’s debt ratings one level.  We continue to possess significant financial flexibility and access to the debt and equity markets as a result of our perceived financial strength, as evidenced by the financial strength ratings as assigned by independent rating agencies.

From time to time, we have used open market share repurchases to adjust our capital position and enhance long term expected returns to our shareholders.  On July 21, 2008, our existing authorization to purchase up to 5 million of our shares was amended to authorize the purchase of up to 10 million shares.  On February 24, 2010, our existing authorization to purchase up to 10 million of our shares was amended to authorize the purchase of up to 15 million shares.  As of September 30, 2011, we had repurchased 12.6 million shares under this authorization.

On October 14, 2011, we renewed our shelf registration statement on Form S-3ASR with the Securities and Exchange Commission (“SEC”), as a Well Known Seasoned Issuer.  This shelf registration statement can be used by Group to register common shares, preferred shares, debt securities, warrants, share purchase contracts and share purchase units; by Holdings to register debt securities and by Everest Re Capital Trust III (“Capital Trust III”) to register trust preferred securities.

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

Over the past few years and particularly in 2010 and 2011, we have expanded the allocation of our investments funded by shareholders’ equity to include:  1) a greater percentage of publicly traded equity securities, 2) emerging market fixed maturities through mutual fund structures, 3) high yield fixed maturities, 4) bank loan securities and 5) private equity limited partnership investments.  The objective of this portfolio diversification is to enhance the risk-adjusted total return of the investment portfolio by allocating a prudent portion of the portfolio to higher return asset classes, which are also less subject to changes in value with movements in interest rates.  We limit our allocation to these asset classes because of 1) the potential for volatility in their values and 2) the impact of these investments on regulatory and rating agency capital adequacy models.  We use investment managers experienced in these markets and adjust our allocation to these investments based upon market conditions.  At September 30, 2011, the market value of investments in these investment market sectors, carried at both market and fair value, approximated 52% of shareholders’ equity.

Our liquidity requirements are generally met from positive cash flow from operations.  Positive cash flow results from reinsurance and insurance premiums being collected prior to disbursements for claims, which disbursements generally take place over an extended period after the collection of premiums, sometimes a period of many years.  Collected premiums are generally invested, prior to their use in such disbursements, and investment income provides additional funding for loss payments.  Our net cash flows from operating activities were $546.7 million and $790.6 million for the nine months ended September 30, 2011 and 2010, respectively.  Additionally, these cash flows reflected net tax refunds of $5.9 million and $36.7 million for the nine months ended September 30, 2011 and 2010, respectively; net catastrophe loss payments of $391.6 million and $312.0 million for the nine months ended September 30, 2011 and 2010, respectively; and net A&E payments of $37.7 million and $58.5 million for nine months ended September 30, 2011 and 2010, respectively.

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

As the timing of payments for claims and benefits cannot be predicted with certainty, we maintain portfolios of long term invested assets with varying maturities, along with short-term investments that provide additional liquidity for payment of claims.  At September 30, 2011 and December 31, 2010, we held cash and short-term investments of $1,278.6 million and $1,043.7 million, respectively.  All of our short-term investments are readily marketable and can be converted to cash.  In addition to these cash and short-term investments, at September 30, 2011, we had $459.9 million of available for sale fixed maturity securities maturing within one year or less, $4,905.3 million maturing within one to five years and $4,063.5 million maturing after five years.  Our $1,574.4 million of equity securities are comprised primarily of publicly traded securities that can be easily liquidated.  We believe that these fixed maturity and equity securities, in conjunction with the short-term investments and positive cash flow from operations, provide ample sources of liquidity for the expected payment of losses in the near future.  We do not anticipate selling securities or using available credit facilities to pay losses and LAE but have the ability to do so.  Sales of securities might result in realized capital gains or losses.  At September 30, 2011 we had $513.9 million of net pre-tax unrealized appreciation, comprised of $654.5 million of pre-tax unrealized appreciation and $140.6 million of pre-tax unrealized depreciation.

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

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth.  Minimum net worth is an amount equal to the sum of $3,575.4 million plus 25% of consolidated net income for each of Group’s fiscal quarters, for which statements are available ending on or after January 1, 2007 and for which consolidated net income is positive, plus 25% of any increase in consolidated net worth during such period attributable to the issuance of ordinary and preferred shares, which at September 30, 2011, was $4,280.1 million.  As of September 30, 2011, the Company was in compliance with all Group Credit Facility covenants.

At September 30, 2011, the Group Credit Facility had no outstanding letters of credit under tranche one and $400.1 million outstanding letters of credit under tranche two.  At December 31, 2010, the Group Credit Facility had no outstanding letters of credit under tranche one and $406.4 million outstanding letters of credit under tranche two.

Effective August 15, 2011, Holdings entered into a new three year, $150.0 million unsecured revolving credit facility with a syndicate of lenders, replacing the August 23, 2006 five year senior revolving credit facility.  Both the August 15, 2011 and August 23, 2006 revolving credit agreements, which have similar terms, are referred to as the “Holdings Credit Facility”.  Citibank N.A. is the administrative agent for the Holdings Credit Facility.  The Holdings Credit Facility may be used for liquidity and general corporate purposes.  The Holdings Credit Facility provides for the borrowing of up to $150.0 million with interest at a rate selected by Holdings equal to either, (1) the Base Rate (as defined below) or (2) a periodic fixed rate equal to the Eurodollar Rate plus an applicable margin.  The Base Rate means a fluctuating interest rate per annum in effect from time to time to be equal to the higher of (a) the rate of interest publicly announced by Citibank as its base rate, (b) 0.5% per annum above the Federal Funds Rate or (c) 1% above the one month LIBOR, in each case plus the applicable margin.  The amount of margin and the fees payable for the Holdings Credit Facility depends upon Holdings’ senior unsecured debt rating.

The Holdings Credit Facility requires Holdings to maintain a debt to capital ratio of not greater than 0.35 to 1 and Everest Re to maintain its statutory surplus at $1,875.0 million plus 25% of future aggregate net income and 25% of future aggregate capital contributions after December 31, 2010, which at September 30, 2011, was $1,898.6 million.  As of September 30, 2011, Holdings was in compliance with all Holdings Credit Facility covenants.

At September 30, 2011, the Company had no outstanding short-term borrowings from the Holdings Credit Facility revolving credit line.  Short-term borrowings can be paid either through renewal with a one, two, three or six month term; or out of available liquidity.  The highest amount outstanding in short-term borrowings during 2011 and 2010 was $50.0 million and $133.0 million for the periods from January 1, 2011 to January 18, 2011 and June 15, 2010 to August 9, 2010, respectively.  In addition, at September 30, 2011 and December 31, 2010, the Holdings Credit Facility had outstanding letters of credit of $9.5 million.

Costs incurred in connection with the Group Credit Facility and the Holdings Credit Facility were $0.5 million and $0.6 million for the three months ended September 30, 2011 and 2010, respectively, and $1.3 million for the nine months ended September 30, 2011 and 2010, respectively.

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

Interest Rate Risk.  Our $15.7 billion investment portfolio, at September 30, 2011, is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations and some foreign exchange rate risk.  The impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity securities portfolio, including short-term investments, from a change in market interest rates.  In a declining interest rate environment, it includes prepayment risk on the $2,533.3 million of mortgage-backed securities in the $12,274.8 million fixed maturity portfolio.  Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The table below displays the potential impact of market value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $834.9 million of short-term investments) for the period indicated based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates.  For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually.  To generate appropriate price estimates on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account.  For legal entities with a non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios.

	Impact of Interest Rate Shift in Basis Points
	At September 30, 2011
	-200	-100	0	100	200
(Dollars in millions)
Total Market/Fair Value	$13,866.0	$13,501.2	$13,109.7	$12,678.0	$12,228.2
Market/Fair Value Change from Base (%)	5.8%	3.0%	0.0%	-3.3%	-6.7%
Change in Unrealized Appreciation
After-tax from Base ($)	$627.6	$325.6	$-	$(359.9)	$(736.2)

We had $9,980.0 million and $9,340.2 million of gross reserves for losses and LAE as of September 30, 2011 and December 31, 2010, respectively.  These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money.  Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value.  As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases.  These movements are the opposite of the interest rate impacts on the fair value of investments.  While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid.  Our loss and loss reserve obligations have an expected duration of approximately 3.8 years, which is reasonably consistent with our fixed income portfolio.  If we were to discount our loss and LAE reserves, net of $0.6 billion of reinsurance receivables on unpaid losses, the discount would be approximately $1.5 billion resulting in a discounted reserve balance of approximately $7.9 billion, representing approximately 60.5% of the market value of the fixed maturity investment portfolio funds.

Equity Risk.  Equity risk is the potential change in fair and/or market value of the common stock, preferred stock and mutual fund portfolios arising from changing prices.  Our equity investments consist of a diversified portfolio of individual securities and mutual funds, which invest principally in high quality common and preferred stocks that are traded on the major exchanges, and mutual fund investments in emerging market debt.  The primary objective of the equity portfolio is to obtain greater total return relative to our core bonds over time through market appreciation and income.

The table below displays the impact on fair/market value and after-tax change in fair/market value of a 10% and 20% change in equity prices up and down for the period indicated.

	Impact of Percentage Change in Equity Fair/Market Values
	At September 30, 2011
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$1,259.5	$1,416.9	$1,574.4	$1,731.8	$1,889.2
After-tax Change in Fair/Market Value	(234.3)	(117.2)	-	117.2	234.3

Foreign Currency Risk.  Foreign currency risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates.  Each of our non-U.S./Bermuda (“foreign”) operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines.  Each foreign operation may conduct business in its local currency, as well as the currency of other countries in which it operates.  The primary foreign currency exposures for these foreign operations are the Canadian Dollar, the British Pound Sterling and the Euro.  We mitigate foreign exchange exposure by generally matching the currency and duration of our assets to our corresponding operating liabilities.  In accordance with FASB guidance, we translate the assets, liabilities and income of non-U.S. dollar functional currency legal entities to the U.S. dollar.  This translation amount is reported as a component of other comprehensive income.  As of September 30, 2011 there has been no material change in exposure to foreign exchange rates as compared to December, 31, 2010.

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

We sold six equity index put option contracts, based on the S&P 500 index, for total consideration, net of commissions, of $22.5 million.  At September 30, 2011, fair value for these equity index put option contracts was $69.7 million.  These equity index put option contracts each have a single exercise date, with maturities ranging from 12 to 30 years and strike prices ranging from $1,141.21 to $1,540.63.  The S&P 500 index value at September 30, 2011 was $1,131.42.  No amounts will be payable under these equity index put option contracts if the S&P 500 index is at, or above, the strike prices on the exercise dates, which fall between June 2017 and March 2031.  If the S&P 500 index is lower than the strike price on the applicable exercise date, the amount due would vary proportionately with the percentage by which the index is below the strike price.  Based on historical index volatilities and trends and the September 30, 2011 S&P 500 index value, we estimate the probability that each equity index put option contract of the S&P 500 index falling below the strike price on the exercise date to be less than 54%.  The theoretical maximum payouts under the equity index put option contracts would occur if on each of the exercise dates the S&P 500 index value were zero.  At September 30, 2011, the present value of these theoretical maximum payouts using a 6% discount factor was $281.2 million.

We sold one equity index put option contract based on the FTSE 100 index for total consideration, net of commissions, of $6.7 million.  At September 30, 2011, fair value for this equity index put option contract was $8.1 million.  This equity index put option contract has an exercise date of July 2020 and a strike price of ₤5,989.75.  The FTSE 100 index value at September 30, 2011 was ₤5,128.50.  No amount will be payable under this equity index put option contract if the FTSE 100 index is at, or above, the strike price on the exercise date.  If the FTSE 100 index is lower than the strike price on the exercise date, the amount due will vary proportionately with the percentage by which the index is below the strike price.  Based on historical index volatilities and trends and the September 30, 2011 FTSE 100 index value, we estimate the probability that the equity index put option contract of the FTSE 100 index will fall below the strike price on the exercise date to be less than 51%.  The theoretical maximum payout under the equity index put option contract would occur if on the exercise date the FTSE 100 index value was zero.  At September 30, 2011, the present value of the theoretical maximum payout using a 6% discount factor and current exchange rate was $31.2 million.

Because the equity index put option contracts meet the definition of a derivative, we report the fair value of these instruments in our consolidated balance sheets as a liability and record any changes to fair value in our consolidated statements of operations and comprehensive income (loss) as a net derivative gain (loss).

Our financial statements reflect fair values for our obligations on these equity index put option contracts at September 30, 2011, of $77.7 million and at December 31, 2010, of $58.5 million; even though it may not be likely that the ultimate settlement of these transactions would require a payment that would exceed the initial consideration received, or any payment at all.

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

	Equity Indices Put Options Obligation – Sensitivity Analysis
(Dollars in millions)	At September 30, 2011
Interest Rate Shift in Basis Points:	-200	-100	0	100	200
Total Fair Value	$125.7	$99.0	$77.7	$60.9	$47.5
Fair Value Change from Base (%)	-61.6%	-27.3%	0.0%	21.7%	38.9%

Equity Indices Shift in Points (S&P 500/FTSE 100):	-500/-2000	-250/-1000	0	250/1000	500/2000
Total Fair Value	$155.5	$109.4	$77.7	$56.1	$41.2
Fair Value Change from Base (%)	-100.0%	-40.7%	0.0%	27.8%	47.0%

Combined Interest Rate /	-200/	-100/		100/	200/
Equity Indices Shift (S&P 500/FTSE 100):	-500/-2000	-250/-1000	0/0	250/1000	500/2000
Total Fair Value	$224.3	$135.4	$77.7	$42.8	$22.7
Fair Value Change from Base (%)	-188.5%	-74.2%	0.0%	45.0%	70.8%

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

PART II

ITEM 1.  LEGAL PROCEEDINGS

In the ordinary course of business, the Company is involved in lawsuits, arbitrations and other formal and informal dispute resolution procedures, the outcomes of which will determine the Company’s rights and obligations under insurance and reinsurance agreements.  In some disputes, the Company seeks to enforce its rights under an agreement or to collect funds owing to it.  In other matters, the Company is resisting attempts by others to collect funds or enforce alleged rights.  These disputes arise from time to time and are ultimately resolved through both informal and formal means, including negotiated resolution, arbitration and litigation.  In all such matters, the Company believes that its positions are legally and commercially reasonable.  The Company considers the statuses of these proceedings when determining its reserves for unpaid loss and loss adjustment expenses.

Aside from litigation and arbitrations related to these insurance and reinsurance agreements, the Company is not a party to any other material litigation or arbitration.

ITEM 1A.  RISK FACTORS

No material changes.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities.

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares (or
			Purchased as Part	Units) that May Yet
	Total Number of		of Publicly	Be Purchased Under
	Shares (or Units)	Average Price Paid	Announced Plans or	the Plans or
Period	Purchased	per Share (or Unit)	Programs	Programs (1)
July 1 - 31, 2011	0	$-	0	2,976,953
August 1 - 31, 2011	318,006	$78.6160	318,006	2,658,947
September 1 - 30, 2011	280,554	$77.5224	279,000	2,379,947
Total	598,560	$-	597,006	2,379,947

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

Dated:  November 9, 2011