Form 10-K
period 2011-12-31
EVEREST RE GROUP LTD
filed 2012-02-29
CIK 1095073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2011

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

The aggregate market value on June 30, 2011, the last business day of the registrant’s most recently completed second quarter, of the voting shares held by non-affiliates of the registrant was $4,442,803 thousand.

At February 1, 2012, the number of shares outstanding of the registrant’s common shares was 53,735,772.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 10, 11, 12, 13 and 14 of Form 10-K is incorporated by reference into Part III hereof from the registrant’s proxy statement for the 2012 Annual General Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of the close of the registrant’s fiscal year ended December 31, 2011.

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

The Company’s principal business, conducted through its operating segments, is the underwriting of reinsurance and insurance in the U.S., Bermuda and international markets.  The Company had gross written premiums, in 2011, of $4.3 billion with approximately 77% representing reinsurance and 23% representing insurance.  Shareholders’ equity at December 31, 2011 was $6.1 billion.  The Company underwrites reinsurance both through brokers and directly with ceding companies, giving it the flexibility to pursue business based on the ceding company’s preferred reinsurance purchasing method.  The Company underwrites insurance principally through general agent relationships, brokers and surplus lines brokers.  Group’s active operating subsidiaries, excluding Mt. McKinley Insurance Company (“Mt. McKinley”), which is in run-off, are each rated A+ (“Superior”) by A.M. Best Company (“A.M. Best”), a leading provider of insurer ratings that assigns financial strength ratings to insurance companies based on their ability to meet their obligations to policyholders.

Following is a summary of the Company’s principal operating subsidiaries:

•
Bermuda Re, a Bermuda insurance company and a direct subsidiary of Group, is registered in Bermuda as a Class 4 insurer and long-term insurer and is authorized to write property and casualty and life and annuity business.  Bermuda Re commenced business in the second half of 2000.  Bermuda Re’s UK branch writes property and casualty reinsurance to the United Kingdom and European markets.  At December 31, 2011, Bermuda Re had shareholder’s equity of $2.9 billion.

•
Everest International Reinsurance, Ltd. (“Everest International”), a Bermuda insurance company and a direct subsidiary of Group, is registered in Bermuda as a Class 4 insurer and long term insurer and is authorized to write property and casualty business and life and annuity business.  Through 2011, all of Everest International’s business has been inter-affiliate quota share reinsurance assumed from Everest Re, the UK branch of Bermuda Re and Ireland Re.  At December 31, 2011, Everest International had shareholder’s equity of $403.1 million.

•	Ireland Re, an Ireland reinsurance company and an indirect subsidiary of Group, is licensed to write non-life reinsurance, both directly and through brokers, for the London and European markets.

•
Everest Re, a Delaware insurance company and a direct subsidiary of Holdings, is a licensed property and casualty insurer and/or reinsurer in all states, the District of Columbia and Puerto Rico and is authorized to conduct reinsurance business in Canada, Singapore and Brazil.  Everest Re underwrites property and casualty reinsurance for insurance and reinsurance companies in the U.S. and international markets.  At December 31, 2011, Everest Re had statutory surplus of $2.3 billion.

•
Everest Insurance Company of Canada (“Everest Canada”), a Canadian insurance company and direct subsidiary of Holdings Ireland, is licensed to write property and casualty insurance in all Canadian provinces.

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

Marketing.
The Company writes business on a worldwide basis for many different customers and lines of business, thereby obtaining a broad spread of risk.  The Company is not substantially dependent on any single customer, small group of customers, line of business or geographic area.  For the 2011 calendar year, no single customer (ceding company or insured) generated more than 5.4% of the Company’s gross written premiums.  The Company believes that a reduction of business from any one customer would not have a material adverse effect on its future financial condition or results of operations.

Approximately 65%, 12% and 23% of the Company’s 2011 gross written premiums were written in the broker reinsurance, direct reinsurance and insurance markets, respectively.

The broker reinsurance market consists of several substantial national and international brokers and a number of smaller specialized brokers.  Brokers do not have the authority to bind the Company with respect to reinsurance agreements, nor does the Company commit in advance to accept any portion of a broker’s submitted business.  Reinsurance business from any ceding company, whether new or renewal, is subject to acceptance by the Company.  Brokerage fees are generally paid by reinsurers.  The Company’s ten largest brokers accounted for an aggregate of approximately 58% of gross written premiums in 2011.  The largest broker, Aon Benfield Re, accounts for approximately 25% of gross written premiums.  The second largest broker, Marsh and McLennan, accounted for approximately 14% of gross written premiums.  The Company believes that a reduction of business assumed from any one broker would not have a material adverse effect on the Company.

The direct reinsurance market remains an important distribution channel for reinsurance business written by the Company.  Direct placement of reinsurance enables the Company to access clients who prefer to place their reinsurance directly with reinsurers based upon the reinsurer’s in-depth understanding of the ceding company’s needs.

The Company’s insurance business is written principally through general agents, brokers and surplus lines brokers.  In 2011, Arrowhead General Insurance Agency accounted for approximately 3% of the Company’s gross written premium.  No other single general agent generated more than 2% of the Company’s gross written premiums.

The Company continually evaluates each business relationship, including the underwriting expertise and experience brought to bear through the involved distribution channel, performs analyses to evaluate financial security, monitors performance and adjusts underwriting decisions accordingly.

Segment Results.
During the quarter ended September 30, 2011, the Company realigned its reporting segments to reflect recent changes in the type and volume of business written.  The Company previously reported the results of Marine & Aviation, Surety, A&H Reinsurance and A&H Primary operations as a separate segment—Specialty Underwriting.  The A&H primary business, which is a relatively new line of business for the Company, has increased significantly, representing approximately 2% of premiums earned and is projected to continue to grow.  The A&H primary business is better aligned with the Insurance reporting segment based on the similarities of this business with those businesses already reflected in the Insurance segment.  The other operating units included in the Specialty Underwriting segment would have encompassed less than 5% of the Company’s premiums earned and their volume is projected to remain less than 5%.  As a result of the size of these remaining operating units and their similarity to the business reported within U.S. Reinsurance, they have been reclassified to the U.S. Reinsurance segment.  There has been no change to the International and Bermuda reporting segments.  The Company has restated all segment information for prior years to conform to the new reporting segment structure.

The U.S. Reinsurance operation writes property and casualty reinsurance and specialty lines of business, including Marine, Aviation, Surety and A&H business, on both a treaty and facultative basis, through reinsurance brokers, as well as directly with ceding companies primarily within the U.S.  The Insurance operation writes property and casualty insurance, including medical stop loss insurance, directly and through general agents, brokers and surplus lines brokers within the U.S. and Canada.  The International operation writes non-U.S. property and casualty reinsurance through Everest Re’s branches in Canada and Singapore and through offices in Brazil, Miami and New Jersey. The Bermuda operation provides reinsurance and insurance to worldwide property and casualty markets and reinsurance to life insurers through brokers and directly with ceding companies from its Bermuda office and reinsurance to the United Kingdom and European markets through its UK branch and Ireland Re.

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

Underwriting Operations.
The following five year table presents the distribution of the Company’s gross written premiums by its segments:  U.S. Reinsurance, Insurance, International and Bermuda.  The premiums for each segment are further split between property and casualty business and, for reinsurance business, between pro rata or excess of loss business:

	Gross Written Premiums by Segment
	Years Ended December 31,
(Dollars in millions)	2011		2010		2009		2008		2007
U.S. Reinsurance
Property
Pro Rata (1)	$594.9	13.9%	$698.2	16.6%	$648.2	15.7%	$551.8	15.1%	$646.1	15.9%
Excess	380.6	8.9%	315.9	7.5%	330.5	8.0%	350.6	9.5%	383.3	9.4%
Casualty
Pro Rata (1)	215.5	5.0%	200.0	4.8%	194.3	4.7%	75.5	2.0%	240.1	5.9%
Excess	155.8	3.6%	181.3	4.3%	234.0	5.7%	240.3	6.5%	194.1	4.7%
Total (2)	1,346.8	31.4%	1,395.4	33.2%	1,407.1	34.1%	1,218.3	33.1%	1,463.6	35.9%

Insurance
Property
Pro Rata (1)	341.9	8.0%	130.1	3.1%	112.6	2.7%	29.8	0.8%	85.6	2.1%
Excess	-	0.0%	-	0.0%	-	0.0%	-	0.0%	-	0.0%
Casualty
Pro Rata (1)	633.8	14.8%	735.4	17.5%	729.9	17.7%	742.0	20.2%	800.0	19.6%
Excess	-	0.0%	-	0.0%	-	0.0%	-	0.0%	-	0.0%
Total (2)	975.6	22.8%	865.4	20.6%	842.6	20.4%	771.8	21.0%	885.6	21.7%

Total U.S.
Property
Pro Rata (1)	936.8	21.9%	828.3	19.7%	760.9	18.4%	581.6	15.8. %	731.7	17.9%
Excess	380.6	8.9%	315.9	7.5%	330.5	8.0%	350.6	9.5%	383.3	9.4%
Casualty
Pro Rata (1)	849.2	19.8%	935.3	22.3%	924.3	22.4%	817.5	22.2%	1,040.1	25.5%
Excess	155.8	3.6%	181.3	4.3%	234.0	5.7%	240.3	6.5%	194.1	4.8%
Total (2)	2,322.5	54.2%	2,260.8	53.8%	2,249.6	54.5%	1,990.1	54.1%	2,349.2	57.6%

International
Property
Pro Rata (1)	713.0	16.6%	701.6	16.7%	670.2	16.2%	535.3	14.6%	451.6	11.1%
Excess	315.7	7.4%	291.6	6.9%	241.9	5.9%	228.3	6.2%	212.9	5.2%
Casualty
Pro Rata (1)	122.2	2.9%	120.3	2.9%	94.0	2.3%	71.6	1.9%	68.3	1.7%
Excess	87.6	2.0%	93.4	2.2%	78.4	1.9%	69.4	1.9%	73.1	1.8%
Total (2)	1,238.4	28.9%	1,207.0	28.7%	1,084.5	26.3%	904.7	24.6%	805.9	19.8%

Bermuda
Property
Pro Rata (1)	213.2	5.0%	226.1	5.4%	291.1	7.1%	305.7	8.3%	282.2	6.9%
Excess	162.6	3.8%	173.5	4.1%	180.4	4.4%	164.2	4.5%	201.6	4.9%
Casualty
Pro Rata (1)	204.9	4.8%	205.0	4.9%	185.6	4.5%	178.8	4.9%	326.1	8.0%
Excess	144.5	3.4%	128.4	3.1%	137.8	3.3%	134.7	3.7%	112.5	2.8%
Total (2)	725.3	17.0%	733.0	17.5%	794.8	19.3%	783.4	21.4%	922.5	22.7%

Total Company
Property
Pro Rata (1)	1,863.0	43.5%	1,756.0	41.8%	1,722.2	41.7%	1,422.6	38.7%	1,465.6	35.9%
Excess	858.9	20.0%	781.0	18.6%	752.7	18.2%	743.2	20.2%	797.8	19.6%
Casualty
Pro Rata (1)	1,176.3	27.4%	1,260.6	30.0%	1,203.9	29.2%	1,067.9	29.0%	1,434.5	35.2%
Excess	387.9	9.1%	403.1	9.6%	450.2	10.9%	444.4	12.1%	379.7	9.3%
Total (2)	$4,286.2	100.0%	$4,200.7	100.0%	$4,129.0	100.0%	$3,678.1	100.0%	$4,077.6	100.0%
__________________
(1) For purposes of the presentation above, pro rata includes all insurance and reinsurance attaching to the first dollar of loss incurred by the ceding company.
(2) Certain totals and subtotals may not reconcile due to rounding.

U.S. Reinsurance Segment.  The Company’s U.S. Reinsurance segment writes property and casualty reinsurance and specialty lines of business, including Marine, Aviation, Surety and A & H business, on both a treaty and facultative basis, through reinsurance brokers, as well as directly with ceding companies within the U.S.  The marine and aviation business is written primarily through brokers and contains a significant international component. Surety business consists mainly of reinsurance of contract surety bonds.  The Company targets certain brokers and, through the broker market, specialty companies and small to medium sized standard lines companies.  The Company also targets companies that place their business predominantly in the direct market, including small to medium sized regional ceding companies, and seeks to develop long-term relationships with those companies.  In addition, the U.S. Reinsurance segment writes portions of reinsurance programs for large, national insurance companies.

In 2011, $748.7 million of gross written premiums were attributable to U.S. treaty property business, of which 61.5% was written on a pro rata basis and 38.5% was written on an excess of loss basis.  Included in gross written premiums for U.S. treaty property business was $4.4 million related to the crop hail line of business.  The Company’s property underwriters utilize sophisticated underwriting methods to analyze and price property business. The Company manages its exposures to catastrophe and other large losses by limiting exposures on individual contracts and limiting aggregate exposures to catastrophes in any particular zone and across contiguous zones.

U.S. treaty casualty business accounted for $318.5 million of gross written premiums in 2011, of which 60.8% was written on a pro rata basis and 39.2% was written on an excess of loss basis.  The treaty casualty business consists of professional liability, D&O liability, workers’ compensation, excess and surplus lines and other liability coverages.  As a result of the complex technical nature of most of these risks, the Company’s casualty underwriters tend to specialize by line of business and work closely with the Company’s pricing actuaries.

The Company’s facultative unit conducts business both through brokers and directly with ceding companies, and consists of four underwriting units representing property, casualty, specialty and national brokerage lines of business.  Business is written from a facultative headquarters office in New York and satellite offices in Chicago and Oakland.  In 2011, $37.8 million, $27.9 million and $12.8 million of gross written premiums were attributable to the property, casualty and national brokerage lines of business, respectively.

The marine and aviation unit’s 2011 gross written premiums totaled $85.2 million, substantially all of which was written on a treaty basis and sourced through reinsurance brokers.  Of the marine and aviation gross written premiums in 2011, marine treaties represented 70.9% and consisted mainly of hull and cargo coverage.  In 2011, the marine unit’s premiums were written 62.9% on an excess of loss basis and 37.1% on a pro rata basis.  Of the marine and aviation gross written premiums in 2011, aviation premiums accounted for 29.1% and included reinsurance of airline and general aviation risks.  In 2011, the aviation unit's premiums were written 87.5% on a pro rata basis and 12.5% on an excess of loss basis.

In 2011, gross written premiums of the surety unit totaled $49.2 million, 98.5% of which was written on a pro rata basis.  Most of the portfolio is reinsurance of contract surety bonds written directly with ceding companies, with the remainder being trade credit reinsurance, mostly in international markets.

In 2011, gross written premium of the A&H reinsurance unit totaled $66.7 million, primarily written through brokers.

In 2011 94.4% and 5.6% of the U.S. Reinsurance segment’s gross written premiums were written in the broker reinsurance and direct reinsurance markets, respectively.

Insurance Segment. The Insurance segment writes property and casualty insurance, including medical stop loss insurance, directly and through general agents, brokers and surplus lines brokers within the U.S. and Canada.  In 2011, the Company’s Insurance segment wrote $975.6 million of gross written premiums, of which 65.0% was casualty and 35.0% was property, principally targeting commercial property and casualty business.  Business written through general agents with program administrators represented 50% of the premium with the remainder written directly through the Company’s offices. Workers’ compensation business accounted for $264.6 million, or 27.1%, of the total business written, including $226.4 million, or

85.5%, of workers’ compensation business written in California.  In addition, professional liability business written was $176.0 million; crop insurance business written was $169.6 million; other liability business written was $151.8 million; other short-tail/package business written was $116.6 million; A&H insurance business written was $68.8 million; and non-standard auto insurance business written through retail agents was $28.2 million.  With respect to insurance written through general agents and surplus lines brokers, the Company supplements the initial underwriting process with periodic claims, underwriting and operational reviews and ongoing monitoring.

International Segment.  The Company’s International segment focuses on opportunities in the international reinsurance markets.  The Company targets several international markets, including: Canada, with a branch in Toronto; Asia, with a branch in Singapore; and Latin America, Brazil, Africa and the Middle East, which business is serviced from Everest Re’s Miami and New Jersey offices.  The Company also writes from New Jersey “home-foreign” business, which provides reinsurance on the international portfolios of U.S. insurers.  Of the Company’s 2011 international gross written premiums, 83.1% represented property business, while 16.9% represented casualty business.  As with its U.S. operations, the Company’s International segment focuses on financially sound companies that have strong management and underwriting discipline and expertise.  Of the Company’s international business, 70.1% was written through brokers, with 29.9% written directly with ceding companies.

Gross written premiums of the Company’s Canadian branch totaled $185.2 million in 2011 and consisted of 29.4% of excess casualty business, 28.3% of excess property business, 24.3% of pro rata casualty business and 18.0% of pro rata property business.  Of the Canadian gross written premiums, 88.9% consisted of treaty reinsurance, while 11.1% was facultative reinsurance.

The Company’s Singapore branch covers the Asian markets and accounted for $290.1 million of gross written premiums in 2011 and consisted of 65.3% of pro rata property business, 32.4% of excess property business, 1.6% of pro rata casualty business and 0.7% of excess casualty business.

International business written out of Everest Re’s Miami and New Jersey offices accounted for $762.9 million of gross written premiums in 2011 and consisted of 64.3% of pro rata treaty property business, 21.2% of excess treaty property business, 9.5% of pro rata treaty casualty business, 4.0% of excess treaty casualty business and 1.0% of facultative property and casualty business.  Of this international business, 66.9% was sourced from Latin America, 18.2% was sourced from the Middle East, 10.3% was sourced from Africa and 4.6% was home-foreign business.

Bermuda Segment.  The Company’s Bermuda segment writes property and casualty reinsurance through Bermuda Re and property and casualty reinsurance through its UK branch as well as through Ireland Re.  In 2011, Bermuda Re had gross written premiums of $300.5 million, virtually all of which was treaty reinsurance.

In 2011, the UK branch of Bermuda Re wrote $312.7 million of gross treaty reinsurance premium consisting of 37.0% of excess casualty business, 28.5% of pro rata property business, 17.7% of excess property business and 16.8% of pro rata casualty business.

In 2011, Ireland Re wrote $112.1 million of gross treaty reinsurance premium consisting of 54.2% of pro rata property business, 26.6% of excess property business, 11.5% of pro rata casualty business and 7.7% of excess casualty business.

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

Management estimates that the projected economic loss from its largest 100-year event in a given zone represents approximately 10% of its projected 2012 shareholders’ equity.  Economic loss is the gross PML reduced by estimated reinstatement premiums to renew coverage and estimated income taxes.  The impact of income taxes on the PML depends on the distribution of the losses by corporate entity, which is also affected by inter-affiliate reinsurance.  Management also monitors and controls its largest PMLs at multiple points along the loss distribution curve, such as loss amounts at the 20, 50, 100, 250, 500 and 1,000 year return periods.  This process enables management to identify and control exposure accumulations and to integrate such exposures into enterprise risk, underwriting and capital management decisions.

The Company’s catastrophe loss projections, segmented by risk zones, are updated quarterly and reviewed as part of a formal risk management review process. The table below reflects the Company’s gross PMLs at various return times for its top three zones/perils (as ranked by the largest 1 in 100 year events) based on loss projection data as of January 1, 2012:

Return Periods (in years)	1 in 20	1 in 50	1 in 100	1 in 250	1 in 500	1 in 1,000
Exceeding Probability	5.0%	2.0%	1.0%	0.4%	0.2%	0.1%

(Dollars in millions)
Zone/Area, Peril
Southeast U.S., Wind	$319	$658	$913	$1,129	$1,304	$1,405
California, Earthquake	109	293	585	753	993	1,195
Northeast U.S., Wind	47	210	566	842	1,138	1,446

The projected economic losses for the top three zones/perils scheduled above are as follows:

Return Periods (in years)	1 in 100	1 in 250	1 in 500	1 in 1,000
Exceeding Probability	1.0%	0.4%	0.2%	0.1%

(Dollars in millions)
Zone/Area, Peril
Southeast U.S., Wind	$629	$774	$916	$967
California, Earthquake	456	574	719	863
Northeast U.S., Wind	416	601	793	1,009

The Company considers purchasing retrocessional protection by evaluating the underlying exposures in comparison to the availability of cost-effective protection.  For the period from July 1, 2011 to July 1, 2012, the Company has catastrophe loss reinsurance protection in place of 75% of $100.0 million excess $215.0 million, excluding the territories of the U.S., Japan, Europe and Caribbean wind.  The Company continues to evaluate the availability and cost of various retrocessional products and loss mitigation approaches in the marketplace.

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

Terrorism Risk.  The Company has limited exposure to losses from terrorism risk.  While the Company writes some reinsurance contracts covering events of terrorism, the Company’s risk management philosophy is to limit the amount of coverage provided and specifically not provide terrorism coverage for properties or in areas that may be considered a target for terrorists.  Although providing terrorism coverage on reinsurance contracts is negotiable, most insurance policies mandate inclusion of terrorism coverage.  As a result, the Company is exposed to losses from terrorism on its Insurance book of business, particularly its workers’ compensation and property policies.  However, the Insurance book generally does not insure large corporations or corporate locations that represent large concentrations of risk.

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

The Company typically considers the purchase of reinsurance to cover insurance program exposures written by the Insurance segment.  The type of reinsurance coverage considered is dependent upon individual risk exposures, individual program exposures, aggregate exposures by line of business, overall segment and corporate wide exposures and the cost effectiveness of available reinsurance.  The majority of reinsurance placed is with captives of its general agents.  This arrangement is a mechanism designed to enable general agents to share in the operating results of the placed business.  Facultative reinsurance will typically be considered for large individual exposures and quota share reinsurance will generally be considered for entire programs of business.

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

At December 31, 2011, the Company had $580.3 million in reinsurance receivables with respect to both paid and unpaid losses ceded.  Of this amount, $213.6 million, or 36.8%, was receivable from C.V. Starr (Bermuda) (“C.V. Starr”); $66.3 million, or 11.4% was receivable from Transatlantic Reinsurance Company (“Transatlantic”); $56.9 million, or 9.8%, was receivable from Berkley Insurance Company (“Berkley”) and $39.9 million, or 6.9%, was receivable from Munich Reinsurance Company (“Munich Re”).  The receivable from C.V. Starr is fully collateralized by a trust agreement.  No other retrocessionaire accounted for more than 5% of the Company’s receivables. Although management carefully selects its reinsurers, the Company is subject to credit risk with respect to its reinsurance because the ceding of risk to reinsurers does not relieve the Company of its liability to insureds or ceding companies.  See ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition”.

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

Changes in Historical Reserves.
The following table shows changes in historical loss reserves for the Company for 2001 and subsequent years.  The table is presented on a GAAP basis except that the Company’s loss reserves for its Canadian branch operations are presented in Canadian dollars, the impact of which is not material.  The top line of the table shows the estimated reserves for unpaid losses and LAE recorded at each year end date.  The upper (paid) portion of the table presents the related cumulative amounts paid through each subsequent year end.  The lower (liability re-estimated) portion shows the re-estimated amount of the original reserves as of the end of each succeeding year.  The reserve estimates have been revised as more information became known about the actual claims for which the reserves were carried.  The cumulative (deficiency)/redundancy line represents the cumulative change in estimates since the initial reserve was established.  It is equal to the initial reserve less the latest estimate of the ultimate liability.

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

Each amount other than the original reserves in the top half of the table below includes the effects of all changes in amounts for prior periods. For example, if a loss settled in 2006 for $100,000, was first reserved in 2003 at $60,000 and remained unchanged until settlement, the $40,000 deficiency (actual loss minus original estimate) would affect the cumulative deficiency for each of the years in 2003 through 2005.  Conditions and trends that have affected development of the ultimate liability in the past are not indicative of future developments.  Accordingly, it is not appropriate to extrapolate future redundancies or deficiencies based on this table.

Ten Year GAAP Loss Development Table Presented Net of Reinsurance with Supplemental Gross Data (1) (2)

(Dollars in millions)	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011
Net Reserves for unpaid
loss and LAE	$3,472.5	$3,895.8	$5,158.4	$6,766.9	$8,175.4	$8,078.9	$8,324.7	$8,214.7	$8,315.9	$8,650.7	$9,553.0
Paid (cumulative) as of:
One year later	892.7	902.6	1,141.7	1,553.1	2,116.9	1,915.4	1,816.4	1,997.2	1,988.7	2,008.3
Two years later	1,517.9	1,641.7	1,932.6	2,412.3	3,447.8	3,192.8	3,182.2	3,405.8	3,231.2
Three years later	2,033.5	2,176.8	2,404.6	3,181.4	4,485.2	4,246.3	4,191.7	4,335.1
Four years later	2,413.1	2,485.2	2,928.5	3,854.8	5,306.5	5,036.3	4,791.8
Five years later	2,612.3	2,836.6	3,451.1	4,459.5	5,950.6	5,446.9
Six years later	2,867.9	3,241.5	3,948.3	4,952.9	6,281.7
Seven years later	3,172.2	3,670.5	4,340.8	5,190.5
Eight years later	3,537.5	3,986.9	4,510.9
Nine years later	3,771.2	4,106.5
Ten years later	3,852.0
Net Liability re-estimated as of:
One year later	3,612.6	4,152.7	5,470.4	6,633.7	8,419.8	8,356.7	8,112.9	8,461.9	8,229.4	8,648.2
Two years later	3,901.8	4,635.0	5,407.1	6,740.5	8,609.2	8,186.3	8,307.6	8,382.7	8,273.9
Three years later	4,400.0	4,705.3	5,654.5	7,059.9	8,489.7	8,398.7	8,267.1	8,426.5
Four years later	4,516.7	5,062.5	6,073.1	6,996.7	8,683.8	8,401.8	8,298.4
Five years later	4,814.0	5,507.1	6,093.4	7,162.2	8,729.6	8,427.4
Six years later	5,240.2	5,544.9	6,227.0	7,246.3	8,752.3
Seven years later	5,257.5	5,623.8	6,329.0	7,256.8
Eight years later	5,295.4	5,698.9	6,336.3
Nine years later	5,339.0	5,704.3
Ten years later	5,340.2

Cumulative (deficiency)/redundancy	$(1,867.7)	$(1,808.5)	$(1,177.9)	$(489.9)	$(576.9)	$(348.5)	$26.3	$(211.8)	$42.0	$2.5

Gross liability - end of year	$4,356.0	$4,985.8	$6,424.7	$7,886.6	$9,175.1	$8,888.0	$9,032.2	$8,905.9	$8,957.4	$9,340.1	$10,134.0
Reinsurance receivable	883.5	1,090.0	1,266.3	1,119.6	999.7	809.1	707.4	691.2	641.5	689.4	581.1
Net liability-end of year	$3,472.5	$3,895.8	$5,158.4	$6,766.9	$8,175.4	$8,078.9	$8,324.7	$8,214.7	$8,315.9	$8,650.7	$9,553.0
Gross re-estimated liability
at December 31, 2011	$6,771.2	$7,123.3	$7,745.6	$8,443.6	$9,818.2	$9,231.6	$8,967.2	$9,084.4	$8,923.9	$9,389.7
Re-estimated receivable
at December 31, 2011	1,431.0	1,419.0	1,409.3	1,186.8	1,065.9	804.1	668.8	657.9	650.0	741.5
Net re-estimated liability
at December 31, 2011	$5,340.2	$5,704.3	$6,336.3	$7,256.8	$8,752.3	$8,427.4	$8,298.4	$8,426.5	$8,273.9	$8,648.2
Gross cumulative
(deficiency)/redundancy	$(2,415.2)	$(2,137.5)	$(1,320.9)	$(557.0)	$(643.1)	$(343.6)	$64.9	$(178.5)	$33.4	$(49.5)

(1) The Canadian Branch reserves are reflected in Canadian dollars.
(2) Some amounts may not reconcile due to rounding.

Every year in the above table, except 2007, 2009 and 2010, reflects a cumulative deficiency, also referred to as adverse development, with the largest indicated cumulative deficiency in 2001.  Three classes of business were the principal contributors to those deficiencies: 1) the run-off of asbestos claims for both direct and reinsurance business has significantly contributed to the cumulative deficiencies for all years presented through 2006; 2) professional liability reinsurance, general casualty reinsurance and workers’ compensation insurance contributed to the deficiencies for years 2001 through 2003; and 3) property catastrophe adverse development contributed to the deficiency for 2005.

In 2007, the Company completed a detailed study of its asbestos experience and its cedants’ asbestos exposures and also considered industry trends.  As a result of the study, the Company increased its gross reinsurance asbestos reserves by $250.0 million and increased its gross direct asbestos reserves by $75.0 million.  These reserve increases, as well as adverse development on asbestos in prior years, have a significant impact on the cumulative deficiencies.  Subsequent to the study, the Company’s loss activity has been in line with expectations per the reserves established at December 31, 2007.  The Company’s A&E reserves represent management’s best estimate of the ultimate liability, however, there can be no assurance that ultimate loss payments will not exceed such reserves, perhaps by a significant amount.  No additional gross A&E reserve strengthening was made during 2008 through 2010 and only an insignificant amount of development in 2011.

In the professional liability reinsurance class, the early 2000s saw a proliferation of claims relating to bankruptcies and other corporate, financial and/or management improprieties.  This resulted in an increase in the frequency and severity of claims under the professional liability policies reinsured by the Company.  In the general casualty area, the Company has experienced claim frequency and severity greater than expected in the Company’s pricing and initial reserving assumptions.

In the workers’ compensation insurance class, the majority of which was written in California, the Company has experienced adverse development primarily for accident years 2001 and 2002 due to higher than expected claim frequency and severity.  As a result of significant growth in this book of business in a challenging business environment, the Company’s writings in this class were subject to more relative variability than in some of its established and/or stable lines of business.  Although cumulative results through 2011 continue to be profitable for this book of business, there was some deterioration in claim frequency and severity related to accident years 2001 and 2002.

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

The following table is derived from the Ten Year GAAP Loss Development Table above and summarizes the effect of reserve re-estimates, net of reinsurance, on calendar year operations by accident year for the same ten year period ended December 31, 2011.  Each column represents the amount of net reserve re-estimates made in the indicated calendar year and shows the accident years to which the re-estimates are applicable.  The amounts in the total accident year column on the far right represent the cumulative reserve re-estimates for the indicated accident years.

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
											Re-estimates
											for Each
(Dollars in millions)	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	Accident Year
Accident Years
2001 and prior	$(140.1)	$(289.3)	$(498.2)	$(116.7)	$(297.2)	$(426.2)	$(17.4)	$(37.9)	$(43.6)	$(1.3)	$(1,867.7)
2002		32.3	15.9	46.4	(60.0)	(18.4)	(20.5)	(41.1)	(31.5)	(4.1)	(80.9)
2003			170.3	133.7	109.7	26.0	17.5	(54.5)	(27.1)	(2.0)	373.7
2004				69.9	140.7	99.2	83.5	(32.1)	18.1	(3.2)	376.0
2005					(137.6)	130.1	56.3	(28.6)	38.2	(12.1)	46.3
2006						(88.4)	50.9	(18.3)	42.8	(3.0)	(16.1)
2007							41.5	17.6	43.6	(5.7)	97.1
2008								(52.5)	38.6	(12.4)	(26.3)
2009									7.4	(0.8)	6.6
2010										47.1	47.1
Total calendar year effect	$(140.1)	$(256.9)	$(312.0)	$133.3	$(244.4)	$(277.8)	$211.8	$(247.2)	$86.5	$2.5
Canada (1)	(1.4)	(26.6)	(16.3)	(6.6)	(0.5)	(49.6)	63.7	(39.4)	(21.2)	9.7
Translation adjustment	38.4	86.7	78.9	(100.3)	109.3	120.9	(310.4)	157.8	(34.5)	(15.9)
Re-estimate of net reserve after translation adjustment	$(103.1)	$(196.8)	$(249.4)	$26.4	$(135.6)	$(206.5)	$(34.9)	$(128.8)	$30.9	$(3.7)

(1) This adjustment converts Canadian dollars to U.S. dollars.
(Some amounts may not reconcile due to rounding.)
The reserve development by accident year reflected in the above table was generally the result of the same factors described above that caused the deficiencies shown in the Ten Year GAAP Loss Development Table. The unfavorable development experienced in the 2001 and prior accident years relate principally to the previously discussed asbestos development.  Other business areas contributing to adverse development were casualty reinsurance, including professional liability classes, and workers’ compensation insurance, where, in retrospect, the Company’s initial estimates of losses were underestimated principally as the result of unanticipated variability in the underlying exposures.  The favorable development for accident years 2003 through 2004 relates primarily to favorable experience with respect to property reinsurance business.  In addition, casualty reinsurance has reflected favorable development for accident years 2003 to 2006.

The Company’s loss reserving methodologies continuously monitor the emergence of loss and loss development trends, seeking, on a timely basis, to both adjust reserves for the impact of trend shifts and to factor the impact of such shifts into the Company’s underwriting and pricing on a prospective basis.

The following table presents a reconciliation of beginning and ending reserve balances for the periods indicated on a GAAP basis:

	Years Ended December 31,
(Dollars in millions)	2011	2010	2009

Gross reserves at beginning of period	$9,340.2	$8,937.9	$8,840.7
Incurred related to:
Current year	3,722.5	2,976.6	2,245.3
Prior years	3.7	(30.9)	128.8
Total incurred losses	3,726.2	2,945.7	2,374.1
Paid related to:
Current year	810.5	568.3	388.2
Prior years	2,008.3	1,988.7	1,997.2
Total paid losses	2,818.8	2,557.1	2,385.4
Foreign exchange/translation adjustment	(15.9)	(34.5)	157.8
Change in reinsurance receivables on unpaid losses and LAE	(108.4)	48.2	(49.2)
Gross reserves at end of period	$10,123.2	$9,340.2	$8,937.9

(Some amounts may not reconcile due to rounding.)

Prior years’ reserves increased by $3.7 million, decreased by $30.9 million and increased by $128.8 million for the years ended December 31, 2011, 2010 and 2009, respectively.  The increase for 2011 was attributable to a $113.8 million increase in the insurance and US reinsurance business primarily related to development on contractors’ liability, excess casualty and California workers compensation reserves, partially offset by a $110.1 million decrease in non-US reinsurance business, primarily related to favorable development on non-catastrophe property reserves.

The decrease for 2010 was attributable to a $140.8 million decrease in non-US reinsurance business (Bermuda and International), partially offset by the $109.9 million increase in the insurance and US reinsurance business.  The decrease in the non-US reinsurance business was due to reserve studies that indicated net favorable reserve development, as well as reductions in loss estimates for prior year catastrophes.  The increase in the US reinsurance business is primarily due to reserve strengthening in casualty lines for construction liability claims and the increase in the insurance business is due to reserve strengthening on several terminated programs.

The increase for 2009 was attributable to a $59.0 million increase in the insurance business, primarily contractors’ liability exposure, and $69.8 million in the reinsurance business, in both domestic and international, as a result of increased reserves on sub-prime exposures and property, partially offset by favorable development in casualty.

Reserves for Asbestos and Environmental Losses and LAE.
At December 31, 2011, the Company’s gross reserves for A&E claims represented 4.9% of its total reserves.  The Company’s A&E liabilities stem from Mt. McKinley’s direct insurance business and Everest Re’s assumed reinsurance business.  There are significant uncertainties in estimating the amount of the Company’s potential losses from A&E claims and ultimate values cannot be estimated using traditional reserving techniques.  See ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asbestos and Environmental Exposures” and Item 8, “Financial Statements and Supplementary Data” - Note 3 of Notes to Consolidated Financial Statements.

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

The following table summarizes the composition of the Company’s total reserves for A&E losses, gross and net of reinsurance, for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	2011	2010	2009
Case reserves reported by ceding companies	$145.6	$135.4	$141.5
Additional case reserves established by the Company (assumed reinsurance)(1)	102.9	116.1	150.2
Case reserves established by the Company (direct insurance)	40.6	38.9	63.0
Incurred but not reported reserves	210.9	264.4	283.9
Gross reserves	499.9	554.8	638.7
Reinsurance receivable	(19.8)	(21.9)	(25.6)
Net reserves	$480.2	$532.9	$613.1
______________

(1)	Additional reserves are case specific reserves established by the Company in excess of those reported by the ceding company, based on the Company’s assessment of the covered loss.

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

Activity in the reserve for future policy benefits is summarized for the periods indicated:

	At December 31,
(Dollars in millions)	2011	2010	2009
Balance at beginning of year	$63.0	$64.5	$66.2
Liabilities assumed	0.2	0.2	0.3
Adjustments to reserves	8.4	2.9	8.8
Benefits paid in the current year	(4.4)	(4.7)	(10.8)
Balance at end of year	$67.2	$63.0	$64.5

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

For the portion needed to satisfy global outstanding liabilities, the Company generally invest in taxable and tax-preferenced fixed income securities with an average credit quality of Aa3.  For the U.S. portion of this portfolio, our mix of taxable and tax-preferenced investments is adjusted periodically, consistent with the Company’s current and projected U.S. operating results, market conditions and our tax position.  This global fixed maturity securities portfolio is externally managed by an independent, professional investment manager using portfolio guidelines approved by the Company.

Over the past few years and particularly in 2010 and 2011, the Company has expanded the allocation of its investments funded by shareholders’ equity to include:  1) a greater percentage of publicly traded equity securities, 2) emerging market fixed maturities through mutual fund structures, 3) high yield fixed maturities, 4) bank loan securities and 5) private equity limited partnership investments.  The objective of this portfolio diversification is to enhance the risk-adjusted total return of the investment portfolio by allocating a prudent portion of the portfolio to higher return asset classes, which are also less subject to changes in value with movements in interest rates.  The Company limits its allocation to these asset classes because of 1) the potential for volatility in their values and 2) the impact of these investments on regulatory and rating agency capital adequacy models.  The Company uses investment managers experienced in these markets and adjusts its allocation to these investments based upon market conditions.  At December 31, 2011, the market value of investments in these investment market sectors, carried at both market and fair value, approximated 57% of shareholders’ equity.

The duration of an investment is based on the maturity of the security but also reflects the payment of interest and the possibility of early prepayments.  The Company’s fixed income investment guidelines include a general duration guideline.  This investment duration guideline is established and periodically revised by management, which considers economic and business factors, as well as the Company’s average duration of potential liabilities, which, at December 31, 2011, is estimated at approximately 3.6 years, based on the estimated payouts of underwriting liabilities using standard duration calculations.

The duration of the fixed income portfolio at December 31, 2011 and 2010 was 3.0 years and 3.8 years, respectively.  The Company shortened the duration of its portfolio in response to very low available yields, particularly on securities with longer maturities.  As a result, the Company has focused on purchasing high quality, shorter duration investments and investments with floating rate yields.  These investments will be less subject to decline in market value if interest rates rise in the future, as forecasted by most investment analysts.

For each currency in which the Company has established substantial loss and LAE reserves, the Company seeks to maintain invested assets denominated in such currency in an amount approximately equal to the estimated liabilities.  Approximately 29% of the Company’s consolidated reserves for losses and LAE and unearned premiums represent amounts payable in foreign currencies.

The Company’s net investment income was $620.0 million, $653.5 million and $547.8 million for the years ended December 31, 2011, 2010 and 2009, respectively.  The decrease from 2010 to 2011 was primarily due to the decline in reported income from our limited partnership investments and the effects of lower reinvestment rates in 2011.

The Company had net realized capital gains for 2011 of $6.9 million.  In 2011, the Company recorded $27.5 million of net realized capital gains from sales of fixed maturity and equity securities, partially offset by $16.2 million of other-than-temporary impairments on fixed maturity securities and $4.4 million of losses due to fair value re-measurements on fixed maturity and equity securities.  In 2010, net realized capital gains were $101.9 million, due to $70.4 million of gains due to fair value re-measurements on fixed maturity and equity securities and $34.5 million of net realized capital gains from sales of fixed maturity and equity securities, partially offset by $3.0 million of other-than-temporary impairments on fixed maturity securities.  The gains on the sales of fixed maturity securities were primarily the result of selling securities in foreign currencies, which reduced exposure to future currency fluctuations.  In 2009, net realized capital losses were $2.3 million, due to $29.4 million of net realized capital losses from sales of fixed maturity and equity securities and $13.2 million of other-than-temporary impairments on fixed maturity securities, partially offset by $40.2 million of gains due to fair value re-measurements on fixed maturity and equity securities.

The Company’s cash and invested assets totaled $15.8 billion at December 31, 2011, which consisted of 85.7% fixed maturities and cash, of which 90.7% were investment grade; 10.8% equity securities and 3.5% other invested assets. The average maturity of fixed maturity securities was 5.0 years at December 31, 2011, and their overall duration was 3.0 years.

As of December 31, 2011, the Company did not have any direct investments in commercial real estate or direct commercial mortgages or any material holdings of derivative investments (other than equity index put option contracts as discussed in ITEM 8, “Financial Statements and Supplementary Data” - Note 4 of Notes to Consolidated Financial Statements) or securities of issuers that are experiencing cash flow difficulty to an extent that the Company’s management believes could threaten the issuer’s ability to meet debt service payments, except where other-than-temporary impairments have been recognized.

The Company’s investment portfolio includes structured commercial mortgage-backed securities (“CMBS”) with a book value of $310.4 million and a market value of $321.4 million.  CMBS securities comprising more than 56% of the December 31, 2011 market value are rated AAA by Standard & Poor’s Financial Services LLC (“Standard & Poor’s”).  Furthermore, securities comprising more than 92% of the market value are rated investment grade by Standard & Poor’s.

At December 31, 2011, the Company’s fixed maturity portfolio included $1.8 million in book value of asset-backed securities with sub-prime mortgage loan exposure and the market value of these investments was $1.7 million.  Sub-prime mortgage loans generally represent loans made to borrowers with limited or blemished credit records.

The following table reflects investment results for the Company for the periods indicated:

	December 31,
				Pre-tax	Pre-tax
		Pre-tax	Pre-tax	Realized Net	Unrealized Net
	Average	Investment	Effective	Capital (Losses)	Capital Gains
(Dollars in millions)	Investments (1)	Income (2)	Yield	Gains (3)	(Losses)
2011	$15,680.9	$620.0	3.95%	$6.9	$106.6
2010	15,297.4	653.5	4.27%	101.9	48.4
2009	14,472.8	547.8	3.79%	(2.3)	636.7
2008	14,411.8	565.9	3.93%	(695.8)	(310.4)
2007	14,491.7	682.4	4.71%	86.3	21.4
__________________
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
(3) Included in 2011, 2010, 2009, 2008 and 2007, are fair value re-measurements of ($4.4) million, $70.4 million, $40.2 million, ($276.0) million and $76.6 million, respectively.
(Some amounts may not reconcile due to rounding.)

The amortized cost, market value and gross unrealized appreciation and depreciation of available for sale, fixed maturity and equity security investments, carried at market value, are as follows for the periods indicated:

	At December 31, 2011
	Amortized	Unrealized	Unrealized	Market
(Dollars in millions)	Cost	Appreciation	Depreciation	Value
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$284.5	$16.4	$(0.3)	$300.6
Obligations of U.S. states and political subdivisions	1,558.6	102.8	(0.5)	1,660.9
Corporate securities	3,495.8	197.9	(27.1)	3,666.6
Asset-backed securities	186.9	7.0	(0.5)	193.4
Mortgage-backed securities
Commercial	310.4	20.9	(9.9)	321.4
Agency residential	2,199.0	86.7	(3.1)	2,282.6
Non-agency residential	53.4	0.5	(0.8)	53.1
Foreign government securities	1,555.7	120.9	(8.4)	1,668.2
Foreign corporate securities	2,086.9	92.0	(32.2)	2,146.7
Total fixed maturity securities	$11,731.2	$645.1	$(82.8)	$12,293.5
Equity securities	$463.6	$4.1	$(18.8)	$448.9

(Some amounts may not reconcile due to rounding.)

	At December 31, 2010
	Amortized	Unrealized	Unrealized	Market
(Dollars in millions)	Cost	Appreciation	Depreciation	Value
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$394.7	$12.8	$(5.7)	$401.8
Obligations of U.S. states and political subdivisions	2,809.5	116.9	(24.9)	2,901.5
Corporate securities	2,917.0	168.7	(16.5)	3,069.2
Asset-backed securities	210.7	7.8	(0.2)	218.3
Mortgage-backed securities
Commercial	324.9	17.8	(5.5)	337.2
Agency residential	2,018.4	76.4	(1.5)	2,093.3
Non-agency residential	76.3	1.2	(1.7)	75.7
Foreign government securities	1,584.4	79.7	(25.7)	1,638.4
Foreign corporate securities	1,675.4	71.3	(31.6)	1,715.1
Total fixed maturity securities	$12,011.3	$552.4	$(113.3)	$12,450.5
Equity securities	$363.3	$3.0	$(2.6)	$363.7

(Some amounts may not reconcile due to rounding.)

The following table represents the credit quality distribution of the Company’s fixed maturities for the periods indicated:

	At December 31,
	2011		2010
(Dollars in millions)	Market	Percent of	Market	Percent of
Rating Agency Credit Quality Distribution:	Value	Total	Value	Total
AAA	$2,559.6	20.8%	$5,293.2	42.5%
AA	4,820.6	39.2%	2,612.5	21.0%
A	2,438.7	19.9%	2,646.0	21.3%
BBB	1,256.7	10.2%	1,221.3	9.8%
BB	696.2	5.7%	393.0	3.2%
B	481.0	3.9%	247.3	2.0%
Other	40.7	0.3%	37.2	0.3%
Total	$12,293.5	100.0%	$12,450.5	100.0%

(Some amounts may not reconcile due to rounding.)

The decline in the percentage of AAA securities held at December 31, 2011 compared with December 31, 2010, is primarily due to downgrading of U.S. Treasuries and U.S. Agency Securities by Standard and Poor’s.

The following table summarizes fixed maturities by contractual maturity for the periods indicated:

	At December 31,
	2011		2010
	Market	Percent of	Market	Percent of
(Dollars in millions)	Value	Total	Value	Total
Fixed maturity securities - available for sale
Due in one year or less	$494.9	4.0%	$580.5	4.7%
Due after one year through five years	5,268.8	42.9%	4,057.2	32.6%
Due after five years through ten years	2,325.1	18.9%	2,686.1	21.6%
Due after ten years	1,354.2	11.0%	2,402.2	19.3%
Asset-backed securities	193.4	1.6%	218.3	1.8%
Mortgage-backed securities	2,657.1	21.6%	2,506.2	20.0%
Total fixed maturity securities	$12,293.5	100.0%	$12,450.5	100.0%

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

All of the below-mentioned ratings are continually monitored and revised, if necessary, by each of the rating agencies.  The ratings presented in the following table were in effect as of February 28, 2012.

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

A.M. Best states that the “A+” (“Superior”) rating is assigned to those companies which, in its opinion, have a superior ability to meet their ongoing insurance policy and contract obligations based on A.M. Best’s comprehensive quantitative and qualitative evaluation of a company’s balance sheet strength, operating performance and business profile.  Standard & Poor’s states that the “A+” rating is assigned to those insurance companies which, in its opinion, have strong financial security characteristics with respect to their ability to pay under its insurance policies and contracts in accordance with their terms.  Moody’s states that insurance companies rated “Aa” offer excellent financial security.  Together with the “Aaa” rated companies, “Aa” rated companies constitute what are generally known as high-grade companies, with “Aa” rated companies generally having somewhat larger long-term risks. On January 24, 2012, Moody’s affirmed the ratings of the Company’s operating subsidiaries but changed the outlook on the ratings from stable to negative reflecting their opinion of the potential direction of the ratings over the medium term (12 to 18 months). The Company will continue to work with Moody’s over this time to address their concerns but it is not possible to predict the potential outcome. The Company does not believe that a one notch downgrade would have a material adverse affect on the Company’s business.

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

A debt rating of “a-” is assigned by A.M. Best where the issuer, in A.M. Best’s opinion, has a strong ability to meet the terms of the obligation.  A.M. Best assigns a debt rating in the “bbb” range where the issuer, in A.M. Best’s opinion, has adequate ability to meet the terms of the obligation.  Standard & Poor’s assigns a debt rating in the “A” range to issuers that exhibit strong capacity and willingness to meet its financial commitments on obligations as they come due.  A debt rating in the “BBB” range is assigned by Standard & Poor’s where the issuers exhibit adequate protection parameters although adverse economic conditions or changing circumstances are more likely to lead to a weakened capacity of the obligor to meet its financial commitment on the obligation.  According to Moody’s, a debt rating of “A3” is assigned to issues that are considered upper-medium-grade obligations and subject to low credit risk.  Obligations rated “Baa1” are subject to moderate credit risk and are considered medium-grade and as such may possess certain speculative characteristics. On January 24, 2012, Moody’s affirmed the ratings of the Company’s operating subsidiaries but changed the outlook on the ratings from stable to negative reflecting their opinion of the potential direction of the ratings over the medium term (12 to 18 months). The Company will continue to work with Moody’s over this time to address their concerns but it is not possible to predict the potential outcome. The Company does not believe that a one notch downgrade would have a material adverse affect on the Company’s business.

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

However, in 2011, the industry experienced significant losses from Australian floods, the New Zealand earthquake, the earthquake and tsunami in Japan, storms in the U.S., and the Thailand floods.  It is too early to determine the impact on market conditions as a result of these events.  While there have been meaningful rate increases for catastrophe coverages in some global catastrophe prone regions, particularly areas impacted by these losses, whether the magnitude of these losses is sufficient to increase rates and improve market conditions for other lines of business remains to be seen.

Overall, the Company believes that current marketplace conditions, particularly for catastrophe coverages, provide profit opportunities for it given its strong ratings, distribution system, reputation and expertise.  The Company continues to employ its strategy of targeting business that offers the greatest profit potential, while maintaining balance and diversification in its overall portfolio.

Employees.
As of February 1, 2012, the Company employed 999 persons.  Management believes that employee relations are good.  None of the Company’s employees are subject to collective bargaining agreements, and the Company is not aware of any current efforts to implement such agreements.

Regulatory Matters.
The Company and its insurance subsidiaries are subject to regulation under the insurance statutes of the various jurisdictions in which they conduct business, including essentially all states of the U.S., Canada, Singapore, Brazil, the United Kingdom, Ireland and Bermuda.  These regulations vary from jurisdiction to jurisdiction and are generally designed to protect ceding insurance companies and policyholders by regulating the Company’s conduct of business, financial integrity and ability to meet its obligations.  Many of these regulations require reporting of information designed to allow insurance regulators to closely monitor the Company’s performance.

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

Under Bermuda law, Bermuda Re and Everest International are unable to declare or make payment of a dividend if they fail to meet their minimum solvency margin or minimum liquidity ratio.  As long term insurers, Bermuda Re and Everest International are also unable to declare or pay a dividend to anyone who is not a policyholder unless, after payment of the dividend, the value of the assets in their long term business fund, as certified by their approved actuary, exceeds their liabilities for long term business by at least the $250,000 minimum solvency margin.  Prior approval of the Bermuda Monetary Authority is required if Bermuda Re’s or Everest International’s dividend payments would exceed 25% of their prior year end statutory capital and surplus.  At December 31, 2011, Bermuda Re and Everest International exceeded their solvency and liquidity requirements by a significant margin.

The payment of dividends to Holdings by Everest Re is subject to limitations imposed by Delaware law.  Generally, Everest Re may only pay dividends out of its statutory earned surplus, which was $2,322.1 million at December 31, 2011, and only after it has given 10 days prior notice to the Delaware Insurance Commissioner.  During this 10-day period, the Commissioner may, by order, limit or disallow the payment of ordinary dividends if the Commissioner finds the insurer to be presently or potentially in financial distress.  Further, the maximum amount of dividends that may be paid without the prior approval of the Delaware Insurance Commissioner in any twelve month period is the greater of (1) 10% of the insurer’s statutory surplus as of the end of the prior calendar year or (2) the insurer’s statutory net income (loss), not including realized capital gains (losses), for the prior calendar year.  Accordingly, the maximum amount that will be available for the payment of dividends by Everest Re in 2012 without triggering the requirement for prior approval of regulatory authorities in connection with a dividend is $232.2 million.

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

Everest Re is licensed as a property and casualty reinsurer in Canada. It is also authorized to conduct reinsurance business in Singapore and Brazil.  Everest Re can also write reinsurance in other foreign countries. Because some jurisdictions require a reinsurer to register in order to be an acceptable market for local insurers, Everest Re is registered as a foreign insurer and/or reinsurer in the following countries: Argentina, Bolivia, Chile, Colombia, Ecuador, El Salvador, Guatemala, Honduras, Mexico, Peru, Venezuela and the Philippines. Everest National is licensed in 50 states and the District of Columbia.  Everest Indemnity is licensed in Delaware and is eligible to write insurance on a surplus lines basis in 49 states, the District of Columbia and Puerto Rico.  Everest Security is licensed in Georgia and Alabama.  Mt. McKinley is licensed in Delaware and California.  Bermuda Re and Everest International are registered as Class 4 and long term insurers in Bermuda.  Bermuda Re is also an authorized reinsurer in the U.K.  Ireland Re is licensed to write non-life reinsurance for the London and European markets.  Everest Canada is licensed to write property and casualty insurance in Canada.

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

Based on their financial positions at December 31, 2011, Everest Re, Everest National, Everest Indemnity and Everest Security significantly exceed the minimum thresholds.  Since Mt. McKinley ceased writing new and renewal insurance in 1985, its domiciliary regulator, the Delaware Insurance Commissioner, has exempted Mt. McKinley from complying with RBC requirements.

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

Bermuda.  Under Bermuda law, no income, withholding or capital gains taxes are imposed upon Group and its Bermuda subsidiaries.  Group and its Bermuda subsidiaries have received an undertaking from the Minister of Finance in Bermuda that, in the event of any taxes being imposed, Group and its Bermuda subsidiaries will be exempt from taxation in Bermuda until March 2035.  Non-Bermuda branches of Bermuda subsidiaries are subject to local taxes in the jurisdictions in which they operate.

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

Prolonged and severe disruptions in the public debt and equity markets, such as occurred during 2008, could result in significant realized and unrealized losses in our investment portfolio. For the year ended December 31, 2008, we incurred $695.8 million of realized investment losses and $310.4 million of unrealized investment losses.  Although financial markets have significantly improved since 2008, they could deteriorate in the future.  Such declines in the financial markets could result in significant realized and unrealized losses on investments and could have a material adverse impact on our results of operations, equity, business and insurer financial strength and debt ratings.

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

Calendar year:	Pre-tax catastrophe losses
(Dollars in millions)
2011	$1,300.4
2010	571.1
2009	67.4
2008	364.3
2007	160.0

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

If our loss reserves are inadequate to meet our actual losses, our net income would be reduced or we could incur a loss.

We are required to maintain reserves to cover our estimated ultimate liability of losses and LAE for both reported and unreported claims incurred.  These reserves are only estimates of what we believe the settlement and administration of claims will cost based on facts and circumstances known to us.  In setting reserves for our reinsurance liabilities, we rely on claim data supplied by our ceding companies and brokers and we employ actuarial and statistical projections.  The information received from our ceding companies is not always timely or accurate, which can contribute to inaccuracies in our loss projections.  Because of the uncertainties that surround our estimates of loss and LAE reserves, we cannot be certain that ultimate losses and LAE payments will not exceed our estimates.  If our reserves are deficient, we would be required to increase loss reserves in the period in which such deficiencies are identified which would cause a charge to our earnings and a reduction of capital.  By way of illustration, during the past five calendar years, the reserve re-estimation process resulted in a decrease to our pre-tax net income in four of the years:

Calendar year:	Effect on pre-tax net income
(Dollars in millions)
2011	$3.7	decrease
2010	30.9	increase
2009	128.8	decrease
2008	34.9	decrease
2007	206.5	decrease

See ITEM 1,  “Business - Changes in Historical Reserves,” which provides a more detailed chart showing the effect of reserve re-estimates on calendar year operating results for the past ten years.

The difficulty in estimating our reserves is significantly more challenging as it relates to reserving for potential A&E liabilities. At year-end 2011, 4.9% of our gross reserves were comprised of A&E reserves. A&E liabilities are especially hard to estimate for many reasons, including the long delays between exposure and manifestation of any bodily injury or property damage, difficulty in identifying the source of the asbestos or environmental contamination, long reporting delays and difficulty in properly allocating liability for the asbestos or environmental damage.  Legal tactics and judicial and legislative developments affecting the scope of insurers’ liability, which can be difficult to predict, also contribute to uncertainties in estimating reserves for A&E liabilities.

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

On January 24, 2012, Moody’s affirmed the ratings of our operating subsidiaries but changed the outlook on the ratings from stable to negative reflecting their opinion of the likely direction of the ratings over the medium term (12 to 18 months). We will continue to work with Moody’s over this time to address their concerns but it is not possible to predict the potential outcome.

On March 13, 2009, Standard & Poor’s downgraded its ratings of Everest Re, Bermuda Re and Everest National one level to “A+”.  It is possible that a further downgrade will occur in the future if we do not continue to meet the evolving criteria expected of our current rating. In that regard, several of the rating agencies are in the process of modifying their approaches to evaluating enterprise risk management and its impact on ratings. Therefore, we cannot predict the outcome of this reassessment or its potential impact upon our ratings.

Consistent with market practice, much of our treaty reinsurance business allows the ceding company to terminate the contract or seek collateralization of our obligations in the event of a rating downgrade below a certain threshold.  The termination provision would generally be triggered if a rating fell below A.M. Best’s A- rating level, which is three levels below Everest Re’s current rating of A+. To a lesser extent, Everest Re also has modest exposure to reinsurance contracts that contain provisions for obligatory funding of outstanding liabilities in the event of a rating agency downgrade.  Those provisions would also generally be triggered if Everest Re’s rating fell below A.M. Best’s A- rating level.

The failure of our insureds, intermediaries and reinsurers to satisfy their obligations to us could reduce our income.

In accordance with industry practice, we have uncollateralized receivables from insureds, agents and brokers and/or rely on agents and brokers to process our payments.  We may not be able to collect amounts due from insureds, agents and brokers, resulting in a reduction to net income.

We are subject to credit risk of reinsurers in connection with retrocessional arrangements because the transfer of risk to a reinsurer does not relieve us of our liability to the insured. In addition, reinsurers may be unwilling to pay us even though they are able to do so.  The failure of one or more of our reinsurers to honor their obligations to us in a timely fashion would impact our cash flow and reduce our net income and could cause us to incur a significant loss.

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

	2011	2010	2009	2008	2007
Percentage of ceded written premiums to gross written premiums	4.1%	6.1%	4.8%	4.7%	3.9%

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

Our industry is highly competitive and subject to pricing cycles that can be pronounced. We compete globally in the United States, Bermuda and international reinsurance and insurance markets with numerous competitors.  Our competitors include independent reinsurance and insurance companies, subsidiaries or affiliates of established worldwide insurance companies, reinsurance departments of certain insurance companies and domestic and international underwriting operations, including underwriting syndicates at Lloyd’s.

According to A.M. Best, we rank among the top ten global reinsurance groups, in which more than two-thirds of the market share is concentrated.  The worldwide premium available to the reinsurance market, for both life and non-life business, was estimated to be $190 billion in 2010 according to data compiled by A.M. Best.  The top twenty-five groups in our industry represent just over 85% of these revenues.  The leaders in this market are Munich Re, Swiss Re, Hannover Ruckversicherung AG, Berkshire Hathaway Inc., and syndicates at Lloyd’s.  Some of these competitors have greater financial resources than we do and have established long term and continuing business relationships throughout the industry, which can be a significant competitive advantage.  In addition, the lack of strong barriers to entry into the reinsurance business and the potential for securitization of reinsurance and insurance risks through capital markets provide additional sources of potential reinsurance and insurance capacity and competition.

We are dependent on our key personnel.

Our success has been, and will continue to be, dependent on our ability to retain the services of existing key executive officers and to attract and retain additional qualified personnel in the future.  The loss of the services of any key executive officer or the inability to hire and retain other highly qualified personnel in the future could adversely affect our ability to conduct business.  Generally, we consider key executive officers to be those individuals who have the greatest influence in setting overall policy and controlling operations: Chairman and Chief Executive Officer, Joseph V. Taranto (age 62), and President and Chief Financial Officer, Dominic J. Addesso (age 58).  We currently have employment contracts with Mr. Taranto and Mr. Addesso.  Mr. Taranto’s contract was filed with the SEC and provides for terms of employment ending on December 31, 2012.  Mr. Addesso’s contract was filed with the SEC and provides for terms of employment ending June 30, 2013.

Special considerations apply to our Bermuda operations.  Under Bermuda law, non-Bermudians, other than spouses of Bermudians and individuals holding permanent or working resident certificates, are not permitted to engage in any gainful occupation in Bermuda without a work permit issued by the Bermuda government.  A work permit is only granted or extended if the employer can show that, after a proper public advertisement, no Bermudian, spouse of a Bermudian or individual holding a permanent or working resident certificate is available who meets the minimum standards reasonably required for the position.  The Bermuda government places a six-year term limit on individuals with work permits, subject to specified exemptions for persons deemed to be key employees of businesses with a significant physical presence in Bermuda.  Currently, all four of our Bermuda-based professional employees who require work permits have been granted permits by the Bermuda government that expire at various times between April 2012 and February 2014.  This includes Mark de Saram, the chief executive officer of our Bermuda reinsurance operation.  In the event his work permit were not renewed, we could lose his services, thereby adversely affecting our ability to conduct our business in Bermuda until we were able to replace him with an individual in Bermuda who did not require a work permit or who was granted the permit.  The Company has an employment contract with Mr. de Saram, which was filed with the SEC and was most recently amended on October 7, 2010, to extend Mr. de Saram’s term of employment to November 1, 2012.

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

We have invested a portion of our investment portfolio in equity securities. The value of these assets fluctuates with changes in the markets. In times of economic weakness, the fair value of these assets may decline, and may negatively impact net income.  We also invest in non-traditional investments which have different risk characteristics than traditional fixed income and equity securities. These alternative investments are comprised primarily of private equity limited partnerships.  The changes in value and investment income/(loss) for these partnerships may be more volatile than over-the-counter securities.

The following table quantifies the portion of our investment portfolio that consists of fixed income securities, equity securities and investments that carry prepayment risk.

	At
(Dollars in millions)	December 31, 2011	% of Total
Mortgage-backed securities:
Commercial	$321.4	2.0%
Agency residential	2,282.6	14.5%
Non-agency residential	53.1	0.3%
Other asset-backed	193.4	1.2%
Total asset-backed	2,850.5	18.0%
Other fixed income	9,443.0	59.8%
Total fixed income, at market value	12,293.5	77.8%
Fixed maturities, at fair value	113.6	0.7%
Equity securities, at market value	448.9	2.9%
Equity securities, at fair value	1,249.1	7.9%
Other invested assets	558.2	3.5%
Cash and short-term investments	1,134.0	7.2%
Total investments and cash	$15,797.4	100.0%

(Some amounts may not reconcile due to rounding.)

We may experience foreign currency exchange losses that reduce our net income and capital levels.

Through our Bermuda and international operations, we conduct business in a variety of foreign (non-U.S.) currencies, principally the Euro, the British pound, the Canadian dollar, and the Singapore dollar. Assets, liabilities, revenues and expenses denominated in foreign currencies are exposed to changes in currency exchange rates. Our functional currency is the U.S. dollar, and exchange rate fluctuations relative to the U.S. dollar may materially impact our results and financial position. In 2011, we wrote approximately 30.6% of our coverages in non-U.S. currencies; as of December 31, 2011, we maintained approximately 17.8% of our investment portfolio in investments denominated in non-U.S. currencies.  During 2011, 2010 and 2009, the impact on our quarterly pre-tax net income from exchange rate fluctuations ranged from a loss of $16.9 million to a gain of $19.7 million.

RISKS RELATING TO REGULATION

Insurance laws and regulations restrict our ability to operate and any failure to comply with those laws and regulations could have a material adverse effect on our business.

We are subject to extensive and increasing regulation under U.S., state and foreign insurance laws.  These laws limit the amount of dividends that can be paid to us by our operating subsidiaries, impose restrictions on the amount and type of investments that we can hold, prescribe solvency, accounting and internal control standards that must be met and maintained and require us to maintain reserves.  These laws also require disclosure of material inter-affiliate transactions and require prior approval of “extraordinary” transactions.  Such “extraordinary” transactions include declaring dividends from operating subsidiaries that exceed statutory thresholds.  These laws also generally require approval of changes of control of insurance companies.  The application of these laws could affect our liquidity and ability to pay dividends, interest and other payments on securities, as applicable, and could restrict our ability to expand our business operations through acquisitions of new insurance subsidiaries.  We may not have or maintain all required licenses and approvals or fully comply with the wide variety of applicable laws and regulations or the relevant authority’s interpretation of the laws and regulations.  If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, the insurance regulatory authorities could preclude or temporarily suspend us from carrying on some or all of our activities or monetarily penalize us.  These types of actions could have a material adverse effect on our business.  To date, no material fine, penalty or restriction has been imposed on us for failure to comply with any insurance law or regulation.

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

Group and Holdings are holding companies, each of whose most significant asset consists of the stock of its operating subsidiaries.  As a result, each of Group’s and Holdings’ ability to pay dividends, interest or other payments on its securities in the future will depend on the earnings and cash flows of the operating subsidiaries and the ability of the subsidiaries to pay dividends or to advance or repay funds to it.  This ability is subject to general economic, financial, competitive, regulatory and other factors beyond our control.  Payment of dividends and advances and repayments from some of the operating subsidiaries are regulated by U.S., state and foreign insurance laws and regulatory restrictions, including minimum solvency and liquidity thresholds.  Accordingly, the operating subsidiaries may not be able to pay dividends or advance or repay funds to Group and Holdings in the future, which could prevent us from paying dividends, interest or other payments on our securities.

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

For example, Group’s bye-laws contain the following provisions that could have an anti-takeover effect:

•
directors currently serve staggered three-year terms, meaning that the members of only one of three classes of directors are selected each year (although the staggered board structure will be phased out between 2012 and 2014);

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

The Board of Directors has indicated that it will apply these bye-law provisions in such manner that “passive institutional investors” will be treated similarly to investment companies.  For this purpose, “passive institutional investors” include all persons who are eligible, pursuant to Rule 13d-1(b)(1) under the U.S. Securities Exchange Act of 1934, (“the Exchange Act”) to file a short-form statement on Schedule 13G, other than an insurance company or any parent holding company or control person of an insurance company.

Applicable insurance laws may also have an anti-takeover effect.

Before a person can acquire control of a U.S. insurance company, prior written approval must be obtained from the insurance commissioner of the state where that insurance company is domiciled or deemed commercially domiciled.  Prior to granting approval of an application to acquire control of a domestic insurance company, a state insurance commissioner will consider such factors as the financial strength of the applicant, the integrity and competence of the applicant’s board of directors and executive officers, the acquiror’s plans for the future operations of the insurance company and any anti-competitive results that may arise from the consummation of the acquisition of control.  Because any person who acquired control of Group would thereby acquire indirect control of its insurance company subsidiaries in the U.S., the insurance change of control laws of Delaware, California and Georgia would apply to such a transaction.  This could have the effect of delaying or even preventing such a change of control.

The ownership of common shares of Group by Holdings may have an impact on securing approval of shareholder proposals that Group’s management supports.

As of December 31, 2011, Holdings owned 9,719,971 or 15.3% of the outstanding common shares of Group.  Under Group’s bye-laws, the total voting power of any shareholder owning more than 9.9% of the common shares is reduced to 9.9% of the total voting power of the common shares.  Nevertheless, Holdings, which is controlled by Group, has the ability to vote 9.9% of the total voting power of Group’s common shares, which may have an impact on securing approval of shareholder proposals that Group’s management supports.

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

Inspection of Corporate Records.  Members of the general public have the right to inspect the public documents of Group available at the office of the Registrar of Companies and Group’s registered office, both in Bermuda.  These documents include the memorandum of association, which describes Group’s permitted purposes and powers, any amendments to the memorandum of association and documents relating to any increase or reduction in Group’s authorized share capital. Shareholders of Group have the additional right to inspect Group’s bye-laws, minutes of general meetings of shareholders and audited financial statements that must be presented to the annual general meeting of shareholders.  The register of shareholders of Group also is open to inspection by shareholders and to members of the public without charge.  Group is required to maintain its share register at its registered office in Bermuda.  Group also maintains a branch register in the offices of its transfer agent in the U.S., which is open for public inspection as required under the Companies Act.  Group is required to keep at its registered office a register of its directors and officers that is open for inspection by members of the public without charge.  However, Bermuda law does not provide a general right for shareholders to inspect or obtain copies of any other corporate records.  Under Delaware law, any shareholder may inspect or obtain copies of a corporation’s shareholder list and its other books and records for any purpose reasonably related to that person’s interest as a shareholder.

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

Enforcement of Civil Liabilities.  Group is organized under the laws of Bermuda. Some of its directors and officers may reside outside the U.S.  A substantial portion of our assets are or may be located in jurisdictions outside the U.S.  As a result, a person may not be able to affect service of process within the U.S. on directors and officers of Group and those experts who reside outside the U.S.  A person also may not be able to recover against them or Group on judgments of U.S. courts or to obtain original judgments against them or Group in Bermuda courts, including judgments predicated upon civil liability provisions of the U.S. federal securities laws.

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

Bermuda Re. The income of Bermuda Re is a significant portion of our worldwide income from operations.  We have established guidelines for the conduct of our operations that are designed to ensure that Bermuda Re is not engaged in the conduct of a trade or business in the U.S.  Based on its compliance with those guidelines, we believe that Bermuda Re should not be required to pay U.S. corporate income tax, other than withholding tax on U.S. source dividend income.  However, if the Internal Revenue Service (“IRS”) were to successfully assert that Bermuda Re was engaged in a trade or business, Bermuda Re would be required to pay U.S. corporate income tax on all of its income and possibly the U.S. branch profits tax.  However, if the IRS were to successfully assert that Bermuda Re was engaged in a U.S. trade or business, we believe the U.S.-Bermuda tax treaty would preclude the IRS from taxing Bermuda Re’s income except to the extent that its income was attributable to a permanent establishment maintained by that subsidiary.  We do not believe that Bermuda Re has a permanent establishment in the U.S.  If the IRS were to successfully assert that Bermuda Re did have income attributable to a permanent establishment in the U.S., Bermuda Re would be subject to U.S. tax only on that income.

Group.  We conduct our operations in a manner designed to minimize our U.S. tax exposure.  Based on our compliance with guidelines designed to ensure that we generate only immaterial amounts, if any, of income that is subject to the taxing jurisdiction of the U.S., we believe that we should be required to pay only immaterial amounts, if any, of U.S. corporate income tax, other than withholding tax on U.S. source dividend income.  However, if the IRS successfully asserted that we had material amounts of income that was subject to the taxing jurisdiction of the U.S., we would be required to pay U.S. corporate income tax on that income, and possibly the U.S. branch profits tax.  The imposition of such tax would reduce our net income.

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

Group and Bermuda Re are not subject to income or profits tax, withholding tax or capital gains taxes in Bermuda.  Both companies have received an assurance from the Bermuda Minister of Finance under The Exempted Undertakings Tax Protection Act 1966 of Bermuda to the effect that if any legislation is enacted in Bermuda that imposes any tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then that tax will not apply to us or to any of our operations or our shares, debentures or other obligations until March 31, 2035.  This assurance does not prevent the application of any of those taxes to persons ordinarily resident in Bermuda and does not prevent the imposition of any tax payable in accordance with the provisions of The Land Tax Act 1967 of Bermuda or otherwise payable in relation to any land leased to Group or Bermuda Re.

Our net income will be reduced if U.S. excise and withholding taxes are increased.

Bermuda Re is subject to federal excise tax on reinsurance and insurance premiums with respect to risks located in the U.S.  In addition, Bermuda Re is subject to withholding tax on dividend income from U.S. sources.  These taxes could increase and other taxes could be imposed in the future on Bermuda Re’s business, which would reduce our net income.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Everest Re’s corporate offices are located in approximately 230,500 square feet of leased office space in Liberty Corner, New Jersey.  Bermuda Re’s corporate offices are located in approximately 3,600 total square feet of leased office space in Hamilton, Bermuda.  The Company’s other sixteen locations occupy a total of approximately 146,800 square feet, all of which are leased.  Management believes that the above-described office space is adequate for its current and anticipated needs.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.
The common shares of Group trade on the New York Stock Exchange under the symbol, “RE”.  The quarterly high and low market prices of Group’s common shares for the periods indicated were:

	2011		2010
	High	Low	High	Low
First Quarter	$90.58	$81.61	$86.60	$79.53
Second Quarter	93.76	80.55	83.40	69.57
Third Quarter	83.47	73.50	86.47	69.24
Fourth Quarter	92.60	76.63	88.82	81.61

Number of Holders of Common Shares.
The number of record holders of common shares as of February 1, 2012 was 85.  That number does not include the beneficial owners of shares held in “street” name or held through participants in depositories, such as The Depository Trust Company.

Dividend History and Restrictions.
In 1995, the Board of Directors of the Company established a policy of declaring regular quarterly cash dividends and has paid a regular quarterly dividend in each quarter since the fourth quarter of 1995.  The Company declared and paid its regular quarterly cash dividend of $0.48 per share for each of the four quarters of 2011 and 2010.  On February 22, 2012, the Company’s Board of Directors declared a dividend of $0.48 per share, payable on or before March 21, 2012 to shareholders of record on March 7, 2012.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares (or
			Purchased as Part	Units) that May Yet
	Total Number of		of Publicly	Be Purchased Under
	Shares (or Units)	Average Price Paid	Announced Plans or	the Plans or
Period	Purchased	per Share (or Unit)	Programs	Programs (1)
January 1 - 31, 2011	-	$-	-	3,404,991
February 1 - 28, 2011	298,930	$87.9198	281,501	3,123,490
March 1 - 31, 2011	146,537	$87.7404	146,537	2,976,953
April 1 - 30, 2011	-	$-	-	2,976,953
May 1 - 31, 2011	403	$90.3400	-	2,976,953
June 1 - 30, 2011	-	$-	-	2,976,953
July 1 - 31, 2011	-	$-	-	2,976,953
August 1 - 31, 2011	318,006	$78.6160	318,006	2,658,947
September 1 - 30, 2011	280,554	$77.5224	279,000	2,379,947
October 1 - 31, 2011	105,000	$78.5754	105,000	2,274,947
November 1 - 30, 2011	863	$86.6905	-	2,274,947
December 1 - 31, 2011	-	$-	-	2,274,947
Total	1,150,293	$-	1,130,044	2,274,947

(1)       On September 21, 2004, the Company’s board of directors approved an amended share repurchase program authorizing the Company and/or its subsidiary Holdings to purchase up to an aggregate of 5,000,000 of the Company’s common shares through open market transactions, privately negotiated transactions or both.  On July 21, 2008, the Company’s executive committee of the board of directors approved an amendment to the September 21, 2004 share repurchase program authorizing the Company and/or its subsidiary Holdings to purchase up to an aggregate of 10,000,000 of the Company’s common shares (recognizing that the number of shares authorized for repurchase has been reduced by those shares that have already been purchased) in open market transactions, privately negotiated transactions or both.  On February 24, 2010, the Company’s executive committee of the board of directors approved an amendment to the September 21, 2004, share repurchase program and the July 21, 2008, amendment authorizing the Company and/or its subsidiary Holdings, to purchase up to 15,000,000 of the Company’s common shares (recognizing that the number of shares authorized for repurchase has been reduced by those shares that have already been purchased) in open market transactions, privately negotiated transactions or both.  On February 22, 2012, the Company’s executive committee of the Board of Directors approved an amendment to the September 21, 2004 share repurchase program, the July 21, 2008 amendment and the February 24, 2010 amendment authorizing the Company and/or its subsidiary Holdings, to purchase up to 20,000,000 of the Company’s common shares (recognizing that the number of shares authorized for repurchase has been reduced by those shares that have already been purchased) in open market transactions, privately negotiated transactions or both.

Recent Sales of Unregistered Securities.

None.

Performance Graph.
The following Performance Graph compares cumulative total shareholder returns on the Common Shares (assuming reinvestment of dividends) from December 31, 2006 through December 31, 2011, with the cumulative total return of the Standard & Poor’s 500 Index and the Standard & Poor’s Insurance (Property and Casualty) Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Everest Re Group, Ltd., the S&P 500 Index, and the S&P Property & Casualty Insurance Index

$120
$100
$80
$60
$40
$20
$0
12/06
12/07
12/08
12/09
12/10
12/11
98.75
96.17
74.14
Everest Re Group, Ltd.
S&P 500
S&P Property & Casualty Insurance

	12/06	12/07	12/08	12/09	12/10	12/11

Everest Re Group, Ltd.	100.00	104.27	80.99	93.54	94.85	96.17
S&P 500	100.00	105.49	66.46	84.05	96.71	98.75
S&P Property & Casualty Insurance	100.00	86.04	60.73	68.23	74.33	74.14

*$100 Invested on 12/31/06 in stock or index, including reinvestment of dividends. Fiscal year ending December 31,
Copyright© 2012 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated GAAP financial data of the Company as of and for the years ended December 31, 2011, 2010, 2009, 2008 and 2007, were derived from the audited consolidated financial statements of the Company.  The following financial data should be read in conjunction with the Consolidated Financial Statements and accompanying notes.

	Years Ended December 31,
(Dollars in millions, except per share amounts)	2011	2010	2009	2008	2007
Operating data:
Gross written premiums	$4,286.2	$4,200.7	$4,129.0	$3,678.1	$4,077.6
Net written premiums	4,108.9	3,945.6	3,929.8	3,505.2	3,919.4
Premiums earned	4,101.3	3,934.6	3,894.1	3,694.3	3,997.5
Net investment income	620.0	653.5	547.8	565.9	682.4
Realized gain on debt repurchase	-	-	78.3	-	-
Net realized capital gains (losses)	6.9	101.9	(2.3)	(695.8)	86.3
Incurred losses and loss adjustment
expenses (including catastrophes)	3,726.2	2,945.7	2,374.1	2,439.0	2,548.1
Net catastrophe losses (1)	1,237.6	544.1	65.2	307.2	126.5
Commission, brokerage, taxes and fees	950.5	931.9	928.3	930.7	961.8
Other underwriting expenses	182.4	166.3	167.2	148.5	139.5
Corporate expenses	16.5	14.9	17.6	13.8	13.1
Interest, fees and bond issue cost
amortization expense	52.3	55.8	72.1	79.2	91.6
Income (loss) before taxes	(233.9)	591.2	939.3	(83.6)	1,028.0
Income tax expense (benefit)	(153.5)	(19.5)	132.3	(64.8)	188.7
Net income (loss) (2)	(80.5)	610.8	807.0	(18.8)	839.3

EARNINGS PER COMMON SHARE:
Basic (3)	$(1.49)	$10.73	$13.26	$(0.30)	$13.25

Diluted (4)	$(1.49)	$10.70	$13.22	$(0.30)	$13.15

Dividends declared	$1.92	$1.92	$1.92	$1.92	$1.92

Certain GAAP financial ratios: (5)
Loss ratio	90.9%	74.9%	61.0%	66.0%	63.7%
Other underwriting expense ratio	27.6%	27.9%	28.1%	29.2%	27.6%
Combined ratio (2)	118.5%	102.8%	89.1%	95.2%	91.3%

Balance sheet data (at end of period):
Total investments and cash	$15,797.4	$15,365.0	$14,918.8	$13,714.3	$14,936.2
Total assets	18,893.6	18,384.2	17,970.9	16,814.3	17,968.9
Loss and LAE reserves	10,123.2	9,340.2	8,937.9	8,840.7	9,040.6
Total debt	818.1	868.1	1,018.0	1,179.1	1,178.9
Total liabilities	12,822.2	12,100.7	11,869.2	11,853.9	12,284.1
Shareholders' equity	6,071.4	6,283.5	6,101.7	4,960.4	5,684.8
Book value per share (6)	112.99	115.45	102.87	80.77	90.43
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

(2)	Some amounts may not reconcile due to rounding.
(3)	Based on weighted average basic common shares outstanding of 53.8 million, 56.6 million, 60.7 million, 61.7 million, and 63.1 million for 2011, 2010, 2009, 2008 and 2007, respectively.
(4)
Based on weighted average diluted common shares outstanding of 56.8 million, 60.8 million and 63.6 million for 2010, 2009 and 2007, respectively.  Diluted calculation was not applicable for 2011 and 2008.

(5)
Loss ratio is the GAAP losses and LAE incurred as a percentage of GAAP net premiums earned.  Underwriting expense ratio is the GAAP commissions, brokerage, taxes, fees and other underwriting expenses as a percentage of GAAP net premiums earned.  Combined ratio is the sum of the loss ratio and underwriting expense ratio.

(6)	Based on $53.7 million, $54.4 million, 59.3 million, 61.4 million and 62.9 million common shares outstanding for December 31, 2011, 2010, 2009, 2008 and 2007, respectively.

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

However, during 2011, the industry experienced significant losses from Australian floods, the New Zealand earthquake, the earthquake and tsunami in Japan, storms in the U.S., and the Thailand floods.  It is too early to determine the impact on market conditions as a result of these events.  While there have been meaningful rate increases for catastrophe coverages in some global catastrophe prone regions, particularly areas impacted by these losses, whether the magnitude of these losses is sufficient to increase rates and improve market conditions for other lines of business remains to be seen.

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

	Years Ended December 31,			Percentage Increase/(Decrease)
(Dollars in millions)	2011	2010	2009	2011/2010	2010/2009
Gross written premiums	$4,286.2	$4,200.7	$4,129.0	2.0%	1.7%
Net written premiums	4,108.9	3,945.6	3,929.8	4.1%	0.4%

REVENUES:
Premiums earned	$4,101.3	$3,934.6	$3,894.1	4.2%	1.0%
Net investment income	620.0	653.5	547.8	-5.1%	19.3%
Net realized capital gains (losses)	6.9	101.9	(2.3)	-93.2%	NM
Realized gain on debt repurchase	-	-	78.3	NM	-100.0%
Net derivative gain (loss)	(11.3)	(1.1)	3.2	NM	-134.9%
Other income (expense)	(23.1)	16.9	(22.5)	-236.4%	-175.3%
Total revenues	4,694.0	4,705.8	4,498.6	-0.3%	4.6%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	3,726.2	2,945.7	2,374.1	26.5%	24.1%
Commission, brokerage, taxes and fees	950.5	931.9	928.3	2.0%	0.4%
Other underwriting expenses	182.4	166.3	167.2	9.7%	-0.6%
Corporate expenses	16.5	14.9	17.6	10.4%	-14.6%
Interest, fees and bond issue cost amortization expense	52.3	55.8	72.1	-6.3%	-22.5%
Total claims and expenses	4,927.9	4,114.6	3,559.3	19.8%	15.6%

INCOME (LOSS) BEFORE TAXES	(233.9)	591.2	939.3	-139.6%	-37.1%
Income tax expense (benefit)	(153.5)	(19.5)	132.3	NM	-114.7%
NET INCOME (LOSS)	$(80.5)	$610.8	$807.0	-113.2%	-24.3%

RATIOS:				Point Change
Loss ratio	90.9%	74.9%	61.0%	16.0	13.9
Commission and brokerage ratio	23.2%	23.7%	23.8%	(0.5)	(0.1)
Other underwriting expense ratio	4.4%	4.2%	4.3%	0.2	(0.1)
Combined ratio	118.5%	102.8%	89.1%	15.7	13.7

	At December 31,			Percentage Increase/(Decrease)
(Dollars in millions, except per share amounts)	2011	2010	2009	2011/2010	2010/2009
Balance sheet data:
Total investments and cash	$15,797.4	$15,365.0	$14,918.8	2.8%	3.0%
Total assets	18,893.6	18,384.2	17,970.9	2.8%	2.3%
Loss and loss adjustment expense reserves	10,123.2	9,340.2	8,937.9	8.4%	4.5%
Total debt	818.1	868.1	1,018.0	-5.8%	-14.7%
Total liabilities	12,822.2	12,100.7	11,869.2	6.0%	2.0%
Shareholders' equity	6,071.4	6,283.5	6,101.7	-3.4%	3.0%
Book value per share	112.99	115.45	102.87	-2.1%	12.2%

(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)

Revenues.
Premiums.  Gross written premiums increased by $85.5 million, or 2.0%, in 2011, compared to 2010, reflecting a $110.3 million increase in our insurance business, partially offset by a $24.8 million decrease in our reinsurance business.  The year over year increase in insurance premiums was primarily due to the acquisition of Heartland, which provided $169.6 million of new crop insurance business, our recent initiative in primary medical stop loss insurance, which added $54.0 million of premium and improved premium rates on our California workers’ compensation business, partially offset by our reduced participation on a large casualty program.  The decrease in reinsurance premiums was due to the continued reduction in U.S. casualty business, the loss of several large crop reinsurance contracts, as well as the planned reduction of catastrophe exposed business in certain territories, partially offset by higher reinstatement premiums, $35.8 million, resulting from catastrophe losses and favorable foreign exchange impact year over year of $49.3 million.  Net written premiums increased $163.3 million, or 4.1%, in 2011 compared to 2010.  The larger increase in net written premiums relative to the change in gross written premiums was due to a lower level of ceded reinsurance in the Insurance segment due to the planned reduction in one casualty program. Premiums earned increased $166.7 million, or 4.2%, in 2011, compared to 2010.  The change in premiums earned is consistent with the increase in net written premiums.

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

Net Investment Income.  Net investment income decreased $33.4 million, or 5.1%, in 2011 compared with net investment income of $653.5 million in 2010, primarily as a result of a $13.9 million decrease in investment income from our limited partnership investments and the effects of lower reinvestment rates in 2011.  Net pre-tax investment income, as a percentage of average invested assets, was 4.1% in 2011 compared to 4.5% in 2010.  The variance in this yield was primarily the result of fluctuations in our limited partnership income.

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

Net Realized Capital Gains (Losses).  Net realized capital gains were $6.9 million in 2011 compared to $101.9 million in 2010 and net realized capital losses of $2.3 million in 2009.  The $6.9 million was comprised of $27.5 million of net realized capital gains from sales on our fixed maturity and equity securities  which was partially offset by $4.4 million of losses from fair value re-measurements and $16.2 million of other-than-temporary impairments.  The net realized capital gains of $101.9 million in 2010 were the result of $70.4 million of gains in fair value re-measurements and $34.5 million from net realized capital gains from sales on our fixed maturity and equity securities, which were partially offset by $3.0 million of other-than-temporary impairments.  The net realized capital losses of $2.3 million in 2009 were the result of $29.3 million of net realized capital losses from sales and $13.2 million in other-than-temporary impairments on our available for sale fixed maturity securities, partially offset by a $40.2 million gain in fair value re-measurements.

Realized Gain on Debt Repurchase.  On March 19, 2009, we commenced a cash tender offer for any and all of the 6.60% fixed to floating rate long term subordinated notes due 2067.  Upon expiration of the tender offer, we had reduced our outstanding debt by $161.4 million, which resulted in a pre-tax gain on debt repurchase of $78.3 million.

Net Derivative Gain (Loss).  In 2005 and prior, we sold seven equity index put option contracts, which are outstanding.  These contracts meet the definition of a derivative in accordance with FASB guidance and as such, are fair valued each quarter with the change recorded as net derivative gain or loss in the consolidated statements of operations and comprehensive income (loss).  As a result of these adjustments in value, we recognized net derivative losses of $11.3 million and $1.1 million in 2011 and 2010, respectively, and a net derivative gain of $3.2 million in 2009. The change in the fair value of these equity index put option contracts is indicative of the change in the equity markets and interest rates over the same periods.

Other Income (Expense).  We recorded other expense of $23.1 million, other income of $16.9 million and other expense of $22.5 million in 2011, 2010 and 2009, respectively.  The changes were primarily the result of fluctuations in foreign currency exchange rates for the corresponding periods.

Claims and Expenses.
Incurred Losses and Loss Adjustment Expenses.  The following table presents our incurred losses and loss adjustment expenses (“LAE”) for the periods indicated.

	Years Ended December 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2011
Attritional (a)	$2,422.1	59.1%		$2.9	0.1%		$2,425.0	59.2%
Catastrophes (b)	1,300.4	31.7%		-	0.0%		1,300.4	31.7%
A&E	-	0.0%		0.8	0.0%		0.8	0.0%
Total	$3,722.5	90.8%		$3.7	0.1%		$3,726.2	90.9%

2010
Attritional (a)	$2,390.1	60.8%		$(15.4)	-0.4%		$2,374.7	60.4%
Catastrophes	586.5	14.9%		(15.4)	-0.4%		571.1	14.5%
A&E	-	0.0%		-	0.0%		-	0.0%
Total	$2,976.6	75.7%		$(30.8)	-0.8%		$2,945.7	74.9%

2009
Attritional (a)	$2,181.4	56.0%		$124.8	3.2%		$2,306.2	59.2%
Catastrophes	63.8	1.6%		3.6	0.1%		67.4	1.7%
A&E	-	0.0%		0.4	0.0%		0.4	0.0%
Total	$2,245.2	57.7%		$128.8	3.3%		$2,374.1	61.0%

Variance 2011/2010
Attritional (a)	$32.0	(1.7)	pts	$18.3	0.5	pts	$50.3	(1.2)	pts
Catastrophes (b)	713.9	16.8	pts	15.4	0.4	pts	729.3	17.2	pts
A&E	-	-	pts	0.8	-	pts	0.8	-	pts
Total	$745.9	15.1	pts	$34.5	0.9	pts	$780.5	16.0	pts

Variance 2010/2009
Attritional (a)	$208.7	4.8	pts	$(140.2)	(3.6)	pts	$68.5	1.2	pts
Catastrophes	522.7	13.3	pts	(19.0)	(0.5)	pts	503.7	12.8	pts
A&E	-	-	pts	(0.4)	-	pts	(0.4)	-	pts
Total	$731.4	18.0	pts	$(159.6)	(4.1)	pts	$571.6	13.9	pts

(a) Attritional losses exclude catastrophe and A&E losses.
(b) Effective with the 2010 reporting period, a catastrophe is a property event with expected reported losses of at least $10.0 million, an increase of $5.0 million from the 2009 $5.0 million event level.
(Some amounts may not reconcile due to rounding.)
Incurred losses and LAE increased by $780.5 million, or 26.5%, for the year ended December 31, 2011 compared to the same period in 2010.  Of the $780.5 million increase, current year catastrophe losses represented $713.9 million, or 16.8 points, period over period, primarily due to losses from the Japan and New Zealand earthquakes, Thailand floods, U.S. storms, Australia floods and Hurricane Irene.  In addition, the overall attritional losses increased $50.3 million due, in part, to higher earned premium in the current year, which generated higher attritional losses for the current year, as well as the impact of favorable development in 2010 without comparable favorable development in 2011.

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

Commission, Brokerage, Taxes and Fees.  Commission, brokerage, taxes and fees increased by $18.7 million, or 2.0%, for the year ended December 31, 2011 compared to the same period in 2010 due primarily to the increase in premiums earned.  Conversely, commissions, as a percentage of earned premium, are down for the year driven by a shift in distribution channels on the insurance book, with a greater proportion of the business being accessed directly, at lower commission rates, rather than through managing general agents.  In addition, there was also an impact from a shift in the mix of business due to a higher level of excess loss business in the current year, which carries a lower commission than pro rata business.

Commission, brokerage, taxes and fees increased by $3.5 million, or 0.4%, for the year ended December 31, 2010 compared to the same period in 2009.  The change was primarily due to the result of an increase in premiums earned, as the commission ratio, year over year, was comparable.

Other Underwriting Expenses.  Other underwriting expenses were $182.4 million, $166.3 million and $167.2 million in 2011, 2010 and 2009, respectively.  The increase in other underwriting expenses for 2011 compared to 2010 was mainly due to expenses of Heartland, which was acquired in January, 2011.

Corporate Expenses.  Corporate expenses, which are general operating expenses that are not allocated to segments, were $16.5 million, $14.9 million, and $17.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.  These expenses were previously included as underwriting expenses and therefore included in the other underwriting expense ratio.  Effective January 1, 2010, these expenses were removed from the calculation of the other underwriting expense ratio and prior periods were recalculated to conform.

Interest, Fees and Bond Issue Cost Amortization Expense.  Interest, fees and other bond amortization expense was $52.3 million and $55.8 million in 2011 and 2010, respectively.  The decrease was primarily due to the maturing of debt in March, 2010.

Interest, fees and other bond amortization expense was $55.8 million and $72.1 million in 2010 and 2009, respectively.  The decrease was primarily due to the combination of the repurchase of debt in March 2009 and the maturing of debt in March, 2010.

Income Tax Expense (Benefit).  We had an income tax benefit of $153.5 million and $19.5 million in 2011 and 2010, respectively, and an income tax expense of $132.3 million in 2009.  Our income tax is primarily a function of the statutory tax rates and corresponding pre-tax income in the jurisdictions where we operate, coupled with the impact from tax-preferenced investment income.  Variations in our effective tax rate generally result from changes in the relative levels of pre-tax income among jurisdictions with different tax rates.  The decrease in taxes year over year was primarily attributable to the impact on taxable income from the previously mentioned catastrophe losses.

Net Income (Loss).
Our net loss was $80.5 million and our net income was $610.8 million in 2011 and 2010, respectively.  The decrease was primarily driven by an increase in catastrophe losses in 2011 in addition to the other components discussed above.

Our net income was $610.8 million and $807.0 million in 2010 and 2009, respectively.  The decrease was primarily driven by a few large catastrophe losses in 2010 compared to no similar catastrophe events in 2009, partially offset by an increase in net realized capital gains and a reduction in income taxes.

Ratios.
Our combined ratio increased by 15.7 points to 118.5% in 2011 compared to 102.8% in 2010.  The loss ratio component increased 16.0 points in 2011 over the same period last year, principally due to higher current year catastrophe losses as a result of the Japan earthquake, New Zealand earthquake, Thailand floods, U.S. storms, the Australia floods and Hurricane Irene.  The other underwriting expense ratio component increased slightly and the commission and brokerage ratio component decreased slightly over the same period last year due to the mix of business.

Our combined ratio increased by 13.7 points to 102.8% in 2010 compared to 89.1% in 2009.  The loss ratio component increased 13.9 points in 2010 over 2009, principally due to the increase in current year catastrophe losses as a result of the Chilean earthquake, Australian hailstorms and floods, New Zealand earthquake and the Canadian hailstorm.   Both the other underwriting expense ratio component and the commission and brokerage ratio component remained relatively flat compared to 2009.

Shareholders’ Equity.
Shareholders’ equity decreased by $212.1 million to $6,071.4 million at December 31, 2011 from $6,283.5 million at December 31, 2010, principally as a result of $103.8 million of shareholder dividends, repurchases of 1.1 million common shares for $92.5 million, $80.5 million of net loss, $29.5 million of net benefit plan obligation adjustments and $16.0 million of net foreign currency translation adjustments, partially offset by $80.1 million of unrealized appreciation on investments, net of tax, and share-based compensation transactions of $30.0 million.

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

Consolidated Investment Results

Net Investment Income.
Net investment income decreased by 5.1% to $620.0 million in 2011 compared to $653.5 million in 2010, primarily due to a decrease in income from our limited partnership investments and a decline in income from our fixed maturities, reflective of reducing our municipal bond exposures and declining reinvestment rates.  These decreases were partially offset by increased dividend income from equities due to our expanded public equity portfolio and emerging market debt mutual funds.

Net investment income increased by 19.3% to $653.5 million in 2010 compared to $547.8 million in 2009, primarily due to an increase in income from our limited partnership investments and increased dividend income from equities due to our expanded equity portfolio.

The following table shows the components of net investment income for the periods indicated.

	Years Ended December 31,
(Dollars in millions)	2011	2010	2009
Fixed maturities	$522.0	$581.9	$570.8
Equity securities	57.6	12.2	3.6
Short-term investments and cash	1.3	0.2	6.0
Other invested assets
Limited partnerships	56.9	70.7	(19.0)
Other	2.7	1.3	0.1
Total gross investment income	640.4	666.2	561.4
Interest debited (credited) and other expense	(20.4)	(12.8)	(13.6)
Total net investment income	$620.0	$653.5	$547.8
	.
(Some amounts may not reconcile due to rounding.)

The following table shows a comparison of various investment yields for the periods indicated.

	2011	2010	2009
Imbedded pre-tax yield of cash and invested assets at December 31	3.9%	3.9%	4.1%
Imbedded after-tax yield of cash and invested assets at December 31	3.4%	3.5%	3.6%

Annualized pre-tax yield on average cash and invested assets	4.1%	4.5%	3.8%
Annualized after-tax yield on average cash and invested assets	3.6%	3.9%	3.5%

Because of our historical income orientation, we have generally managed our investments to maximize reportable income.  The following table provides a comparison of our total return by asset class relative to broadly accepted industry benchmarks for the periods indicated:

	2011	2010	2009
Fixed income portfolio total return	4.7%	5.3%	9.4%
Barclay's Capital - U.S. aggregate index	7.8%	6.5%	5.9%

Common equity portfolio total return	2.7%	15.4%	28.9%
S&P 500 index	2.1%	15.1%	26.5%

Other invested asset portfolio total return	13.5%	18.7%	-1.8%

The pre-tax equivalent total return for the bond portfolio was approximately 5.1%, 5.7% and 10.1%, respectively, in 2011, 2010 and 2009.  The pre-tax equivalent return adjusts the yield on tax-exempt bonds to the fully taxable equivalent.

As indicated above, there is a relatively large variation between the total return on our fixed income portfolio for the year ended December 31, 2011 versus the Barclay’s  - U.S. aggregate index for the same period.   One of the reasons is that the duration of our portfolio is much shorter than the duration of the index.  Historically, our duration has been shorter than the index because we align our investment portfolio with our liabilities.  In addition, we have recently shortened our duration in anticipation of a reversing trend in interest rate movements.  With interest rates continuing to decline in 2011, the index benefited from its longer duration; however, in the longer term, there will be a benefit from a reduced exposure to unrealized market valuation losses on our fixed income portfolio if interest rates rise.  The composition of the index is also different from our portfolio as we hold foreign securities to match our foreign liabilities, while the index is comprised of only U.S. securities.

Net Realized Capital Gains (Losses).
The following table presents the composition of our net realized capital gains (losses) for the periods indicated.

	Years Ended December 31,			2011/2010	2010/2009
(Dollars in millions)	2011	2010	2009	Variance	Variance
Gains (losses) from sales:
Fixed maturity securities, market value:
Gains	$85.5	$140.2	$19.7	$(54.7)	$120.5
Losses	(65.1)	(112.8)	(65.4)	47.7	(47.4)
Total	20.4	27.5	(45.7)	(7.1)	73.2

Fixed maturity securities, fair value:
Gains	1.1	0.8	0.8	0.3	-
Losses	(2.0)	-	(0.2)	(2.0)	0.2
Total	(0.9)	0.8	0.7	(1.7)	0.1

Equity securities, market value:
Gains	0.2	0.1	8.1	0.1	(8.0)
Losses	(0.2)	-	-	(0.2)	-
Total	-	0.1	8.1	(0.1)	(8.0)

Equity securities, fair value:
Gains	16.1	11.4	8.4	4.7	3.0
Losses	(8.1)	(5.3)	(0.9)	(2.8)	(4.4)
Total	8.0	6.1	7.5	1.9	(1.4)

Total net realized capital gains (losses) from sales:
Gains	102.9	152.6	37.0	(49.7)	115.6
Losses	(75.4)	(118.1)	(66.5)	42.7	(51.6)
Total	27.5	34.5	(29.4)	(7.0)	63.9

Other-than-temporary impairments:	(16.2)	(3.0)	(13.2)	(13.2)	10.2

Gains (losses) from fair value adjustments:
Fixed maturities, fair value	(15.5)	15.1	9.3	(30.6)	5.8
Equity securities, fair value	11.1	55.3	30.9	(44.2)	24.4
Total	(4.4)	70.4	40.2	(74.8)	30.2

Total net realized capital gains (losses)	$6.9	$101.9	$(2.3)	$(95.0)	$104.2

(Some amounts may not reconcile due to rounding.)

Net realized capital gains were $6.9 million in 2011 compared to net realized capital gains of $101.9 million in 2010 and net realized capital losses of $2.3 million in 2009.  In 2011, we recorded $27.5 million of net realized capital gains from sales of fixed maturity and equity securities, partially offset by $16.2 million of other-than-temporary impairments and $4.4 million of net realized capital losses due to fair value re-measurements on fixed maturity and equity securities.  The gains and losses on the sales of fixed maturity securities included the impact of selling part of our municipal bond portfolio as credit concerns arose in this market sector.  In 2010, we recorded $70.4 million of gains due to fair value re-measurements on fixed maturity and equity securities, $34.5 million of net realized capital gains from sales of fixed maturity and equity securities, partially offset by $3.0 million of other-than-temporary impairments on fixed maturity securities.  The gains on the sales of fixed maturity securities included selling securities in foreign currencies, which reduced our exposure to future currency fluctuations.  The losses included the impact of selling part of our municipal bond portfolio in the latter part of the year as credit concerns arose in this market sector.  We were able to carry these realized losses back for income tax purposes to offset previously realized gains.  This carry back availability expired at the end of 2010.  In 2009, we recorded $29.4 million of net realized capital losses from sales of fixed maturity and equity securities and $13.2 million of other-than-temporary impairments on fixed maturity securities, partially offset by $40.2 million of gains due to fair value re-measurements on fixed maturity and equity securities.

Segment Results.
During the quarter ended September 30, 2011, we realigned our reporting segments to reflect recent changes in the type and volume of business written. We previously reported the results of Marine & Aviation, Surety, A&H Reinsurance and A&H Primary operations as a separate segment—Specialty Underwriting.  The A&H primary business, which is a relatively new line of business for us, has increased significantly, representing approximately 2% of premiums earned and is projected to continue to grow.  The A&H primary business is better aligned with the Insurance reporting segment based on the similarities of this business with those businesses already reflected in the Insurance segment.  The other operating units included in the Specialty Underwriting segment would have encompassed less than 5% of our premiums earned and their volume is projected to remain less than 5%.  As a result of the size of these remaining operating units and their similarity to the business reported within U.S. Reinsurance, they have been reclassified to the U.S. Reinsurance segment.  There has been no change to the International and Bermuda reporting segments.  We have restated all segment information for prior years to conform to the new reporting segment structure.

The U.S. Reinsurance operation writes property and casualty reinsurance and specialty lines of business, including Marine, Aviation, Surety and A&H business, on both a treaty and facultative basis, through reinsurance brokers, as well as directly with ceding companies primarily within the U.S.  The Insurance operation writes property and casualty insurance, including medical stop loss insurance, directly and through general agents, brokers and surplus lines brokers within the U.S. and Canada.  The International operation writes non-U.S. property and casualty reinsurance through Everest Re’s branches in Canada and Singapore and through offices in Brazil, Miami and New Jersey. The Bermuda operation provides reinsurance and insurance to worldwide property and casualty markets and reinsurance to life insurers through brokers and directly with ceding companies from its Bermuda office and reinsurance to the United Kingdom and European markets through its UK branch and Ireland Re.

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

The following discusses the underwriting results for each of our segments for the periods indicated.

U.S. Reinsurance.
The following table presents the underwriting results and ratios for the U.S. Reinsurance segment for the periods indicated.

	Years Ended December 31,			2011/2010		2010/2009
(Dollars in millions)	2011	2010	2009	Variance	% Change	Variance	% Change
Gross written premiums	$1,346.8	$1,395.4	$1,407.1	$(48.6)	-3.5%	$(11.6)	-0.8%
Net written premiums	1,344.3	1,392.6	1,397.2	(48.4)	-3.5%	(4.5)	-0.3%

Premiums earned	$1,312.7	$1,387.0	$1,384.9	$(74.2)	-5.4%	$2.1	0.2%
Incurred losses and LAE	1,034.1	900.9	738.1	133.2	14.8%	162.8	22.1%
Commission and brokerage	327.8	351.6	344.7	(23.7)	-6.7%	6.8	2.0%
Other underwriting expenses	39.3	42.5	44.9	(3.2)	-7.6%	(2.4)	-5.3%
Underwriting gain (loss)	$(88.5)	$91.9	$257.1	$(180.5)	-196.3%	$(165.2)	-64.2%

					Point Chg		Point Chg
Loss ratio	78.8%	65.0%	53.3%		13.8		11.7
Commission and brokerage ratio	25.0%	25.3%	24.9%		(0.3)		0.4
Other underwriting expense ratio	2.9%	3.1%	3.2%		(0.2)		(0.1)
Combined ratio	106.7%	93.4%	81.4%		13.3		12.0

(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums decreased by 3.5% to $1,346.8 million in 2011 from $1,395.4 million in 2010, primarily due to reduced reinsurance premiums for accident and health, crop and marine business partially offset by a $24.4 million increase in reinstatement premiums due to higher catastrophe loss activity in the period.  Net written premiums decreased 3.5% to $1,344.3 million in 2011 compared to $1,392.6 million for the same period in 2010, which is in line with the decrease in gross written premiums for the year.  Premiums earned decreased 5.4% to $1,312.7 million in 2011 compared to $1,387.0 million in 2010.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums decreased by 0.8% to $1,395.4 million in 2010 from $1,407.1 million in 2009, primarily due to a $40.7 million (48.2%) decrease in the crop hail quota share treaties, a $32.4 million (8.9%) decrease in U.S. treaty casualty volume and a $28.6 million (29.2%) decrease in facultative volume, partially offset by a $73.7 million (11.8%) increase in treaty property volume and a $23.0 million (27.7%) increase in A&H reinsurance.  Net written premiums decreased 0.3% to $1,392.6 million in 2010 compared to $1,397.2 million in 2009, which is in line with the decline in gross written premiums.  Premiums earned increased 0.2% to $1,387.0 million in 2010 compared to $1,384.9 million in 2009, which are similar to the amount of net written premiums.

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the U.S. Reinsurance segment for the periods indicated.

	Years Ended December 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2011
Attritional	$720.3	54.9%		$41.0	3.1%		$761.3	58.0%
Catastrophes	262.0	20.0%		10.8	0.8%		272.8	20.8%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$982.3	74.9%		$51.8	3.9%		$1,034.1	78.8%

2010
Attritional	$796.5	57.4%		$63.7	4.6%		$860.2	62.0%
Catastrophes	31.3	2.3%		9.4	0.7%		40.7	3.0%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$827.8	59.7%		$73.1	5.3%		$900.9	65.0%

2009
Attritional	$710.9	51.4%		$27.0	1.9%		$737.9	53.3%
Catastrophes	-	0.0%		(0.1)	0.0%		(0.1)	0.0%
A&E	-	0.0%		0.4	0.0%		0.4	0.0%
Total segment	$710.9	51.4%		$27.3	1.9%		$738.1	53.3%

Variance 2011/2010
Attritional	$(76.2)	(2.5)	pts	$(22.7)	(1.5)	pts	$(98.9)	(4.0)	pts
Catastrophes	230.7	17.7	pts	1.4	0.1	pts	232.1	17.8	pts
A&E	-	-	pts	-	-	pts	-	-	pts
Total segment	$154.5	15.2	pts	$(21.3)	(1.4)	pts	$133.2	13.8	pts

Variance 2010/2009
Attritional	$85.6	6.0	pts	$36.7	2.7	pts	$122.3	8.7	pts
Catastrophes	31.3	2.3	pts	9.5	0.7	pts	40.8	3.0	pts
A&E	-	-	pts	(0.4)	-	pts	(0.4)	-	pts
Total segment	$116.9	8.3	pts	$45.8	3.4	pts	$162.8	11.7	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses were $133.2 million (13.8 points) higher at $1,034.1 million in 2011 compared to $900.9 million in 2010, primarily as a result of the $230.7 million (17.7 points) increase in current year catastrophe losses, largely due to the Japan and New Zealand earthquakes, U.S. Midwest tornadoes, Hurricane Irene and Thailand floods. The current year attritional losses decreased $76.2 million (2.5 points), primarily due to a shift in the mix of business, with a higher level of excess of loss business in the current year, which carries a lower attritional loss ratio than pro rata business, coupled with a decline in earned premiums.

Incurred losses were $162.8 million (11.7 points) higher at $900.9 million in 2010 compared to $738.1 million in 2009, primarily as a result of the $85.6 million (6.0 points) increase in current year attritional losses, reflective of current competitive market conditions, $36.7 million (2.7 points) increase in prior years attritional losses, and a $40.8 million (3.0 points) increase in catastrophe losses, largely due to the Chilean earthquake and the New Zealand earthquake. The increase in prior years’ attritional losses was primarily driven by reserve strengthening in casualty lines for construction liability claims.

Segment Expenses.  Commission and brokerage expenses decreased by 6.7% to $327.8 million in 2011 compared to $351.6 million in 2010, primarily due to the decline in premiums earned and a shift in the mix of business.  Segment other underwriting expenses in 2011 decreased slightly to $39.3 million from $42.5 million in 2010.

Commission and brokerage expenses increased by 2.0% to $351.6 million in 2010 compared to $344.7 million in 2009, primarily due to a shift in the mix of business across lines with different commission rates.  Segment other underwriting expenses in 2010 decreased slightly to $42.5 million from $44.9 million in 2009.

Insurance.
The following table presents the underwriting results and ratios for the Insurance segment for the periods indicated.

	Years Ended December 31,			2011/2010		2010/2009
(Dollars in millions)	2011	2010	2009	Variance	% Change	Variance	% Change
Gross written premiums	$975.6	$865.4	$842.6	$110.3	12.7%	$22.8	2.7%
Net written premiums	820.5	620.3	656.2	200.2	32.3%	(35.9)	-5.5%

Premiums earned	$821.2	$641.1	$671.1	$180.1	28.1%	$(30.0)	-4.5%
Incurred losses and LAE	705.9	536.8	538.6	169.2	31.5%	(1.9)	-0.3%
Commission and brokerage	137.7	120.8	124.4	16.9	14.0%	(3.6)	-2.9%
Other underwriting expenses	89.5	69.7	74.6	19.8	28.5%	(5.0)	-6.6%
Underwriting gain (loss)	$(111.9)	$(86.1)	$(66.5)	$(25.8)	30.0%	$(19.6)	29.4%

					Point Chg		Point Chg
Loss ratio	86.0%	83.7%	80.3%		2.3		3.4
Commission and brokerage ratio	16.8%	18.8%	18.5%		(2.0)		0.3
Other underwriting expense ratio	10.8%	10.9%	11.1%		(0.1)		(0.2)
Combined ratio	113.6%	113.4%	109.9%		0.2		3.5

(Some amounts may not reconcile due to rounding.)

Premiums.  Gross written premiums increased by 12.7% to $975.6 million in 2011 compared to $865.4 million in 2010. This was due to strategic portfolio changes with growth in short-tail business, primarily driven by the acquisition of Heartland, which provided $169.6 million of new crop insurance premium in 2011 and $54.0 million growth in A&H primary business, partially offset by the reduction of a large casualty program.  Net written premiums increased 32.3% to $820.5 million in 2011 compared to $620.3 million for the same period in 2010 due to higher gross premiums and reduced levels of ceded reinsurance, primarily due to the reduction of the large casualty program.  Premiums earned increased 28.1% to $821.2 million in 2011 compared to $641.1 million in 2010.  The change in premiums earned is relatively consistent with the increase in net written premiums.

Gross written premiums increased by 2.7% to $865.4 million in 2010 compared to $842.6 million in 2009. This was primarily due to increased writings in A&H primary, professional liability and California workers’ compensation business partially offset by a reduction in audit premiums for workers’ compensation business.  Net written premiums decreased 5.5% to $620.3 million compared to $656.2 million in 2009 due to an increase in the use of reinsurance on several large programs.  Ceded premiums generally relate to specific reinsurance purchased and fluctuate based upon the level of premiums written in the individual reinsured programs.  Premiums earned decreased 4.5% to $641.1 million in 2010 compared to $671.1 million in 2009.  The change in premiums earned is relatively consistent with the decrease in net written premium.

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the Insurance segment for the periods indicated.

	Years Ended December 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2011
Attritional	$641.4	78.2%		$61.7	7.5%		$703.1	85.7%
Catastrophes	2.5	0.3%		0.3	0.0%		2.8	0.3%
Total segment	$643.9	78.5%		$62.0	7.5%		$705.9	86.0%

2010
Attritional	$500.0	78.0%		$36.8	5.7%		$536.8	83.7%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
Total segment	$500.0	78.0%		$36.8	5.7%		$536.8	83.7%

2009
Attritional	$479.6	71.5%		$59.0	8.8%		$538.6	80.3%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
Total segment	$479.6	71.5%		$59.0	8.8%		$538.6	80.3%

Variance 2011/2010
Attritional	$141.4	0.2	pts	$24.9	1.8	pts	$166.3	2.0	pts
Catastrophes	2.5	0.3	pts	0.3	-	pts	2.8	0.3	pts
Total segment	$143.9	0.5	pts	$25.2	1.8	pts	$169.2	2.3	pts

Variance 2010/2009
Attritional	$20.4	6.5	pts	$(22.2)	(3.1)	pts	$(1.8)	3.4	pts
Catastrophes	-	-	pts	-	-	pts	-	-	pts
Total segment	$20.4	6.5	pts	$(22.2)	(3.1)	pts	$(1.8)	3.4	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by $169.2 million, or 31.5%, to $705.9 million in 2011 compared to $536.8 million in 2010. This was primarily due to an increase of $141.4 million in current year attritional losses driven by an increase in premiums earned and an increase in prior years’ losses of $25.2 million (1.8 points) attributable to development on excess casualty and California workers compensation reserves.

Incurred losses and LAE decreased by 0.3% to $536.8 million in 2010 compared to $538.6 million in 2009. The decrease was due to lower net premiums earned, partially offset by an increase in the attritional loss ratio, year over year. Current year attritional losses increased $20.4 million (6.5 points), due to higher expected loss ratios on several programs, reflective of current market conditions. Offsetting the increase in current year losses was a decrease of $22.2 million (3.1 points) in prior years’ loss development compared to 2009.  The 2010 prior years’ unfavorable development of $36.8 million was primarily the result of reserve strengthening on several terminated programs.

Segment Expenses. Commission and brokerage increased by 14.0% to $137.7 million in 2011 compared to $120.8 million in 2010.  This increase was primarily the result of an increase in net premiums earned; however, due to changes in distribution and the mix of business, the commission ratio declined 2.0 points, year over year.  Segment other underwriting expenses increased to $89.5 million in 2011 compared to $69.7 million for the same period in 2010.  This increase was primarily due to the expenses of the newly acquired Heartland.

Commission and brokerage decreased by 2.9% to $120.8 million in 2010 compared to $124.4 million in 2009.  This decrease was primarily the result of a decrease in net premiums earned and changes in the mix of business.  Segment other underwriting expenses decreased to $69.7 million in 2010 compared to $74.6 million in 2009.  This decrease was the result of management’s direct actions to reduce operating expenses.

International.
The following table presents the underwriting results and ratios for the International segment for the periods indicated.

	Years Ended December 31,			2011/2010		2010/2009
(Dollars in millions)	2011	2010	2009	Variance	% Change	Variance	% Change
Gross written premiums	$1,238.4	$1,207.0	$1,084.5	$31.5	2.6%	$122.5	11.3%
Net written premiums	1,218.6	1,199.6	1,081.3	19.0	1.6%	118.3	10.9%

Premiums earned	$1,244.5	$1,168.1	$1,053.5	$76.4	6.5%	$114.6	10.9%
Incurred losses and LAE	1,372.3	1,050.1	613.3	322.2	30.7%	436.8	71.2%
Commission and brokerage	311.0	288.4	267.1	22.6	7.8%	21.3	8.0%
Other underwriting expenses	27.3	27.6	23.1	(0.3)	-1.2%	4.6	19.8%
Underwriting gain (loss)	$(466.1)	$(198.0)	$150.1	$(268.1)	135.4%	$(348.1)	-231.9%

					Point Chg		Point Chg
Loss ratio	110.3%	89.9%	58.2%		20.4		31.7
Commission and brokerage ratio	25.0%	24.7%	25.4%		0.3		(0.7)
Other underwriting expense ratio	2.2%	2.4%	2.2%		(0.2)		0.2
Combined ratio	137.5%	117.0%	85.8%		20.5		31.2

(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums increased by 2.6% to $1,238.4 million in 2011 compared to $1,207.0 million in 2010, primarily due to the effects of foreign exchange.  Eliminating this effect, premiums were essentially flat.  Growth from increased rate levels, particularly in regions recently affected by catastrophe losses was offset by the termination of business that did not meet our current pricing targets.  Net written premiums increased by 1.6% to $1,218.6 million in 2011 compared to $1,199.6 million for the same period in 2010, principally as a result of the increase in gross written premiums.  Premiums earned increased 6.5% to $1,244.5 million in 2011 compared to $1,168.1 million for the same period in 2010.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

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

Incurred Losses and LAE.  The following table presents the incurred losses and LAE for the International segment for the periods indicated.

	Years Ended December 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2011
Attritional	$640.3	51.5%		$(108.2)	-8.7%		$532.1	42.8%
Catastrophes	845.3	67.9%		(5.1)	-0.4%		840.2	67.5%
Total segment	$1,485.6	119.4%		$(113.3)	-9.1%		$1,372.3	110.3%

2010
Attritional	$647.7	55.5%		$(41.9)	-3.6%		$605.8	51.9%
Catastrophes	460.7	39.4%		(16.4)	-1.4%		444.3	38.0%
Total segment	$1,108.4	94.9%		$(58.3)	-5.0%		$1,050.1	89.9%

2009
Attritional	$546.7	51.9%		$19.4	1.8%		$566.0	53.7%
Catastrophes	43.4	4.1%		3.8	0.4%		47.2	4.5%
Total segment	$590.1	56.0%		$23.2	2.2%		$613.3	58.2%

Variance 2011/2010
Attritional	$(7.4)	(4.0)	pts	$(66.3)	(5.1)	pts	$(73.7)	(9.1)	pts
Catastrophes	384.6	28.5	pts	11.3	1.0	pts	395.9	29.5	pts
Total segment	$377.2	24.5	pts	$(55.0)	(4.1)	pts	$322.2	20.4	pts

Variance 2010/2009
Attritional	$101.0	3.6	pts	$(61.3)	(5.4)	pts	$39.8	(1.8)	pts
Catastrophes	417.3	35.3	pts	(20.2)	(1.8)	pts	397.1	33.5	pts
Total segment	$518.3	38.9	pts	$(81.5)	(7.2)	pts	$436.8	31.7	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased 30.7% to $1,372.3 million in 2011 compared to $1,050.1 million in 2010.  The increase was principally due to a $384.6 million (28.5 points) increase in current year catastrophes in 2011 (Japan and New Zealand earthquakes, the Thailand floods, the Australia floods, and the wildfire loss in Alberta, Canada) compared to the 2010 reported catastrophe losses (Chilean earthquake, New Zealand earthquake and Australia hailstorms).  The current year attritional loss ratio, adjusting for prior year attritional reinstatement premiums was down to 52.1% in 2011 from 56.2% in 2010, primarily due to a shift in the mix of business towards property, catastrophe and excess of loss business, which generally carries a lower loss ratio.  Prior years’ attritional losses decreased by $66.3 million (5.1 points) due to favorable development on non-catastrophe property business in Singapore and other international markets.

Incurred losses and LAE increased 71.2% to $1,050.1 million in 2010 compared to $613.3 in 2009.  The increase was principally due to a $417.3 million (35.3 points) increase in current year catastrophes related to the Chilean earthquake, the Australian hailstorms and floods, the New Zealand earthquake and the Canadian hailstorm compared to the absence in 2009 of any similar large events.  Attritional losses also increased, primarily due to an increase in premiums earned and higher expected loss ratios which were partially offset by favorable development on prior years’ reserves.

Segment Expenses. Commission and brokerage increased 7.8% to $311.0 million in 2011 compared to $288.4 million in 2010.  This variance was principally due to an increase in premiums earned.  Segment other underwriting expenses decreased slightly to $27.3 million in 2011 compared to $27.6 million in 2010.

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

Bermuda.
The following table presents the underwriting results and ratios for the Bermuda segment for the periods indicated.

	Years Ended December 31,			2011/2010		2010/2009
(Dollars in millions)	2011	2010	2009	Variance	% Change	Variance	% Change
Gross written premiums	$725.3	$733.0	$794.8	$(7.7)	-1.1%	$(61.9)	-7.8%
Net written premiums	725.5	733.0	795.1	(7.5)	-1.0%	(62.0)	-7.8%

Premiums earned	$723.0	$738.4	$784.6	$(15.5)	-2.1%	$(46.1)	-5.9%
Incurred losses and LAE	613.9	457.9	484.0	155.9	34.0%	(26.1)	-5.4%
Commission and brokerage	174.0	171.1	192.1	2.9	1.7%	(21.0)	-10.9%
Other underwriting expenses	26.3	26.4	24.6	(0.1)	-0.5%	1.9	7.6%
Underwriting gain (loss)	$(91.2)	$83.0	$83.9	$(174.2)	-209.9%	$(0.9)	-1.1%

					Point Chg		Point Chg
Loss ratio	84.9%	62.0%	61.7%		22.9		0.3
Commission and brokerage ratio	24.1%	23.2%	24.5%		0.9		(1.3)
Other underwriting expense ratio	3.6%	3.6%	3.1%		-		0.5
Combined ratio	112.6%	88.8%	89.3%		23.8		(0.5)

(Some amounts may not reconcile due to rounding.)

Premiums.  Gross written premiums decreased 1.1% to $725.3 million in 2011 compared to $733.0 million in 2010, primarily due to reduced participations and non-renewal of U.K. property business, where rate increases were not achieved, partially offset by an increase of $11.3 million in reinstatement premiums due to higher catastrophe loss activity in the current period and a $16.0 million favorable foreign exchange impact.  Net written premiums decreased 1.0% to $725.5 million for in 2011 compared to $733.0 million in 2010, in line with the decrease in gross written premiums.  Premiums earned decreased 2.1% to $723.0 million in 2011 compared to $738.4 million in 2010.  The change in premiums earned is in line with the decline in net written premiums.

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

Incurred Losses and LAE.  The following table presents the incurred losses and LAE for the Bermuda segment for the periods indicated.

	Years Ended December 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2011
Attritional	$420.1	58.0%		$8.4	1.2%		$428.6	59.2%
Catastrophes	190.6	26.4%		(6.1)	-0.8%		184.5	25.6%
A&E	-	0.0%		0.8	0.1%		0.8	0.1%
Total segment	$610.7	84.4%		$3.1	0.5%		$613.9	84.9%

2010
Attritional	$445.9	60.3%		$(74.0)	-10.0%		$371.9	50.3%
Catastrophes	94.5	12.8%		(8.4)	-1.1%		86.1	11.7%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$540.4	73.1%		$(82.4)	-11.1%		$457.9	62.0%

2009
Attritional	$444.3	56.6%		$19.4	2.5%		$463.7	59.1%
Catastrophes	20.4	2.6%		(0.1)	0.0%		20.3	2.6%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$464.7	59.2%		$19.4	2.5%		$484.0	61.7%

Variance 2011/2010
Attritional	$(25.8)	(2.3)	pts	$82.4	11.2	pts	$56.7	8.9	pts
Catastrophes	96.1	13.6	pts	2.3	0.3	pts	98.4	13.9	pts
A&E	-	-	pts	0.8	0.1	pts	0.8	0.1	pts
Total segment	$70.3	11.3	pts	$85.5	11.6	pts	$156.0	22.9	pts

Variance 2010/2009
Attritional	$1.6	3.7	pts	$(93.4)	(12.5)	pts	$(91.8)	(8.8)	pts
Catastrophes	74.1	10.2	pts	(8.3)	(1.1)	pts	65.8	9.1	pts
A&E	-	-	pts	-	-	pts	-	-	pts
Total segment	$75.7	13.9	pts	$(101.8)	(13.6)	pts	$(26.1)	0.3	pts

(Some amounts may not reconcile due to rounding.)
Incurred losses and LAE increased 34.0% to $613.9 million in 2011 compared to $457.9 million in 2010.  The increase was principally due to a $96.1 million (13.6 points) increase in current year catastrophe losses, primarily for the Japan and New Zealand earthquakes, the Thailand floods, the Australian floods and Hurricane Irene and the absence of favorable reserve development in 2011 as occurred in 2010.

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

Segment Expenses.  Commission and brokerage increased 1.7% to $174.0 million in 2011 compared to $171.1 million in 2010.  The commission variance differs from the premiums earned variance primarily due to changes in the mix of business.  Segment other underwriting expenses decreased slightly to $26.3 million in 2011 compared to $26.4 million in 2010.

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

It is more difficult to accurately estimate loss reserves for reinsurance liabilities than for insurance liabilities.  At December 31, 2011, we had reinsurance reserves of $7,806.3 million and insurance loss reserves of $2,316.9 million, of which $398.6 million and $101.3 million, respectively, were loss reserves for A&E liabilities.  A detailed discussion of additional considerations related to A&E exposures follows later in this section.

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

We sort both our reinsurance and insurance reserves into exposure groupings for actuarial analysis.  We assign our business to exposure groupings so that the underlying exposures have reasonably homogeneous loss development characteristics and are large enough to facilitate credible estimation of ultimate losses.  We periodically review our exposure groupings and we may change our groupings over time as our business changes.  We currently use over 200 exposure groupings to develop our reserve estimates.  One of the key selection characteristics for the exposure groupings is the historical duration of the claims settlement process.  Business in which claims are reported and settled relatively quickly are commonly referred to as short tail lines, principally property lines.  On the other hand, casualty claims tend to take longer to be reported and settled and casualty lines are generally referred to as long tail lines.  Our estimates of ultimate losses for shorter tail lines, with the exception of loss estimates for large catastrophic events, generally exhibit less volatility than those for the longer tail lines.

We use similar actuarial methodologies, such as expected loss ratio, chain ladder reserving methods and Borhuetter Ferguson, supplemented by judgment where appropriate, to estimate our ultimate losses and LAE for each exposure group. Although we use similar actuarial methodologies for both short tail and long tail lines, the faster reporting of experience for the short tail lines allows us to have greater confidence in our estimates of ultimate losses for short tail lines at an earlier stage than for long tail lines.  As a result, we utilize, as well, exposure-based methods to estimate our ultimate losses for longer tail lines, especially for immature accident years.  For both short and long tail lines, we supplement these general approaches with analytically based judgments.  We cannot estimate losses from widespread catastrophic events, such as hurricanes and earthquakes, using traditional actuarial methods.  We estimate losses for these types of events based on information derived from catastrophe models, quantitative and qualitative exposure analyses, reports and communications from ceding companies and development patterns for historically similar events.  Due to the inherent uncertainty in estimating such losses, these estimates are subject to variability, which increases with the severity and complexity of the underlying event.

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

We have direct relationships with Mt. McKinley policyholders and we attempt to uphold our contractual rights and assert valid defenses to coverage where appropriate.  The uncertainties inherent in asbestos coverage and bankruptcy litigations have provided us the opportunity to engage in settlement negotiations with a number of policyholders who have potentially significant asbestos liabilities. Those discussions are aimed at achieving reasonable negotiated settlements that limit Mt. McKinley’s liability to a given policyholder to a sum certain.  Because of the risks and uncertainties inherent in litigation, we cannot be certain that this approach will lead to a negotiated settlement in the range expected by us in each or every instance.  Between 2004 and 2011, we concluded settlements or reached agreement in principle with 23 of our high profile policyholders.  We continue the approach of attempting to negotiate with such policyholders that may have significant asbestos liabilities, in part because their exposures have developed to the point where we and the policyholder have sufficient information to be motivated to settle.  We believe that this active approach will ultimately result in a more cost-effective liquidation of Mt. McKinley’s liabilities than a passive approach, although it may also introduce additional variability in Mt. McKinley’s losses and cash flows as reserves are adjusted to reflect the developments in litigation, negotiations and, ultimately, potential settlements.

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

Reinsurance Receivables.  We have purchased reinsurance to reduce our exposure to adverse claim experience, large claims and catastrophic loss occurrences.  Our ceded reinsurance provides for recovery from reinsurers of a portion of losses and loss expenses under certain circumstances.  Such reinsurance does not relieve us of our obligation to our policyholders.  In the event our reinsurers are unable to meet their obligations under these agreements or are able to successfully challenge losses ceded by us under the contracts, we will not be able to realize the full value of the reinsurance receivable balance.  To minimize exposure from uncollectible reinsurance receivables, we have a reinsurance security committee that evaluates the financial strength of each reinsurer prior to our entering into a reinsurance arrangement.  In some cases, we may hold full or partial collateral for the receivable, including letters of credit, trust assets and cash.  Additionally, creditworthy foreign reinsurers of business written in the U.S. are generally required to secure their obligations.  We have established reserves for uncollectible balances based on our assessment of the collectability of the outstanding balances. As of December 31, 2011 and 2010, the reserve for uncollectible balances was $21.6 million.  Actual uncollectible amounts may vary, perhaps substantially, from such reserves, impacting income (loss) in the period in which the change in reserves is made. See also ITEM 8, “Financial Statements and Supplementary Data” -  Note 12 of Notes to the Consolidated Financial Statements and “Financial Condition – Reinsurance Receivables” below.

Premiums Written and Earned.  Premiums written by us are earned ratably over the coverage periods of the related insurance and reinsurance contracts.  We establish unearned premium reserves to cover the unexpired portion of each contract.  Such reserves, for assumed reinsurance, are computed using pro rata methods based on statistical data received from ceding companies.  Premiums earned, and the related costs, which have not yet been reported to us, are estimated and accrued.  Because of the inherent lag in the reporting of written and earned premiums by our ceding companies, we use standard accepted actuarial methodologies to estimate earned but not reported premium at each financial reporting date. These earned but not reported premiums are combined with reported earned premiums to comprise our total premiums earned for determination of our incurred losses and loss and LAE reserves.  Commission expense and incurred losses related to the change in earned but not reported premium are included in current period company and segment financial results.  See also ITEM 8, “Financial Statements and Supplementary Data” -  Note 1 of Notes to the Consolidated Financial Statements.

The following table displays the estimated components of earned but not reported premiums by segment for the periods indicated.

	At December 31,
(Dollars in millions)	2011	2010	2009
U.S. Reinsurance	$308.2	$340.4	$373.4
Insurance	-	2.2	12.1
International	216.8	195.2	216.7
Bermuda	196.9	204.7	187.3
Total	$722.0	$742.5	$789.5

(Some amounts may not reconcile due to rounding.)

Investment Valuation.  Our fixed income investments are classified for accounting purposes as available for sale and are carried at market value or fair value in our consolidated balance sheets.  Our equity securities are also held as available for sale and are carried at market or fair value.  Most securities we own are traded on national exchanges where market values are readily available.  Some of our commercial mortgage-backed securities (“CMBS”) are valued using cash flow models and risk-adjusted discount rates.  We hold some privately placed securities, less than 0.14% of the portfolio, that are either valued by brokers or an investment advisor.  At December 31, 2011 and 2010, our investment portfolio included $515.5 million and $567.9 million, respectively, of limited partnership investments whose values are reported pursuant to the equity method of accounting.  We carry these investments at values provided by the managements of the limited partnerships and due to inherent reporting lags, the carrying values are based on values with “as of” dates from one month to one quarter prior to our financial statement date.

At December 31, 2011, we had net unrealized gains, net of tax, of $449.6 million compared to $369.4 million at December 31, 2010.  Gains and losses from market fluctuations for investments held at market value are reflected as comprehensive income (loss) in the consolidated balance sheets.  Gains and losses from market fluctuations for investments held at fair value are reflected as net realized capital gains and losses in the consolidated statements of operations and comprehensive income (loss) in accordance with FASB guidance.  Market value declines for the fixed income portfolio, which are considered credit other-than-temporary impairments, are reflected in our consolidated statements of operations and comprehensive income (loss), as realized capital losses.  We consider many factors when determining whether a market value decline is other-than-temporary, including:  (1) we have no intent to sell and, more likely than not, will not be required to sell prior to recovery, (2) the length of time the market value has been below book value, (3) the credit strength of the issuer, (4) the issuer’s market sector, (5) the length of time to maturity and (6) for asset-backed securities, changes in prepayments, credit enhancements and underlying default rates.  If management’s assessments change in the future, we may ultimately record a realized loss after management originally concluded that the decline in value was temporary.  See also ITEM 8, “Financial Statements and Supplementary Data” - Note 1 of Notes to the Consolidated Financial Statements.

FINANCIAL CONDITION

Cash and Invested Assets.  Aggregate invested assets, including cash and short-term investments, were $15,797.4 million at December 31, 2011, an increase of $432.4 million compared to $15,365.0 million at December 31, 2010.  This increase was primarily the result of $659.5 million of cash flows from operations, $106.6 million of unrealized appreciation, $56.5 million in equity adjustments of our limited partnership investments and $13.6 million of unsettled securities, partially offset by $103.8 million paid out in dividends to shareholders, $92.5 million paid for share repurchases, $65.7 million due to fluctuations in foreign currencies, $63.1 million due to the cost of businesses acquired, $50.0 million revolving credit pay off and $4.4 million in fair value re-measurements.

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

For the portion needed to satisfy global outstanding liabilities, we generally invest in taxable and tax-preferenced fixed income securities with an average credit quality of Aa3.  For the U.S. portion of this portfolio, our mix of taxable and tax-preferenced investments is adjusted periodically, consistent with our current and projected U.S. operating results, market conditions and our tax position.  This global fixed maturity securities portfolio is externally managed by an independent, professional investment manager using portfolio guidelines approved by internal management.

Our global portfolio included $1,668.2 million of foreign government securities at December 31, 2011, of which $756.8 million were European sovereign securities.  Approximately 59%, 21% and 8% represented securities held in the governments of the United Kingdom, France and Austria, respectively.  No other countries represented more than 5% of the European sovereign securities.  We held no sovereign securities of Portugal, Italy, Ireland, Greece or Spain at December 31, 2011.

Over the past few years and particularly in 2010 and 2011, we have expanded the allocation of our investments funded by shareholders’ equity to include:  1) a greater percentage of publicly traded equity securities, 2) emerging market fixed maturities through mutual fund structures, 3) high yield fixed maturities, 4) bank loan securities and 5) private equity limited partnership investments.  The objective of this portfolio diversification is to enhance the risk-adjusted total return of the investment portfolio by allocating a prudent portion of the portfolio to higher return asset classes, which are also less subject to changes in value with movements in interest rates.  We limit our allocation to these asset classes because of 1) the potential for volatility in their values and 2) the impact of these investments on regulatory and rating agency capital adequacy models.  We use investment managers experienced in these markets and adjust our allocation to these investments based upon market conditions.  At December 31, 2011, the market value of investments in these investment market sectors, carried at both market and fair value, approximated 57% of shareholders’ equity.

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

The tables below summarize the composition and characteristics of our investment portfolio as of the dates indicated.

	At December 31,
(Dollars in millions)	2011		2010
Fixed maturities, market value	$12,293.5	77.8%	$12,450.5	81.0%
Fixed maturities, fair value	113.6	0.7%	180.5	1.2%
Equity securities, market value	448.9	2.9%	363.7	2.4%
Equity securities, fair value	1,249.1	7.9%	721.4	4.7%
Short-term investments	685.3	4.4%	785.3	5.1%
Other invested assets	558.2	3.5%	605.2	3.9%
Cash	448.7	2.8%	258.4	1.7%
Total investments and cash	$15,797.4	100.0%	$15,365.0	100.0%

(Some amounts may not reconcile due to rounding.)

	At December 31,
	2011	2010
Fixed income portfolio duration (years)	3.0	3.8
Fixed income composite credit quality	Aa3	Aa2
Imbedded end of period yield, pre-tax	3.9%	3.9%
Imbedded end of period yield, after-tax	3.4%	3.5%

The following table provides a comparison of our total return by asset class relative to broadly accepted industry benchmarks for the periods indicated.

	2011	2010	2009
Fixed income portfolio total return	4.7%	5.3%	9.4%
Barclay's Capital - U.S. aggregate index	7.8%	6.5%	5.9%

Common equity portfolio total return	2.7%	15.4%	28.9%
S&P 500 index	2.1%	15.1%	26.5%

Other invested asset portfolio total return	13.5%	18.7%	-1.8%

The pre-tax equivalent total return for the bond portfolio was approximately 5.1%, 5.7% and 10.1%, respectively, for 2011, 2010 and 2009.  The pre-tax equivalent return adjusts the yield on tax-exempt bonds to the fully taxable equivalent.

As indicated above, there is a relatively large variation between the total return on our fixed income portfolio for the year ended December 31, 2011 versus the Barclay’s  - U.S. aggregate index for the same period.   One of the reasons is that the duration of our portfolio is much shorter than the duration of the index.  Historically, our duration has been shorter than the index because we align our investment portfolio with our liabilities.  In addition, we have recently shortened our duration in anticipation of a reversing trend in interest rate movements.  With interest rates continuing to decline in 2011, the index benefited from its longer duration; however, in the longer term, there will be a benefit from a reduced exposure to unrealized market valuation losses on our fixed income portfolio if interest rates rise.  The composition of the index is also different from our portfolio as we hold foreign securities to match our foreign liabilities, while the index is comprised of only U.S. securities.

Reinsurance Receivables.  Reinsurance receivables for both paid and recoverable on unpaid losses totaled $580.3 million and $684.7 million at December 31, 2011 and 2010, respectively.  At December 31, 2011, $213.6 million, or 36.8%, was receivable from C.V. Starr; $66.3 million, or 11.4% was receivable from Transatlantic; $56.9 million, or 9.8%, was receivable from Berkley and $39.9 million, or 6.9%, was receivable from Munich Re.  The receivable from C.V. Starr is fully collateralized by a trust agreement.  No other retrocessionaire accounted for more than 5% of our receivables.

Loss and LAE Reserves.   Gross loss and LAE reserves totaled $10,123.2 million at December 31, 2011 and $9,340.2 million at December 31, 2010.

The following tables summarize gross outstanding loss and LAE reserves by segment, classified by case reserves and IBNR reserves, for the periods indicated.

	At December 31, 2011
	Case	IBNR	Total	% of
(Dollars in millions)	Reserves	Reserves	Reserves	Total
U.S. Reinsurance	$1,556.3	$1,889.3	$3,445.6	34.1%
Insurance	949.2	1,218.5	2,167.7	21.4%
International	1,279.7	857.7	2,137.4	21.1%
Bermuda	805.4	1,067.2	1,872.6	18.5%
Total excluding A&E	4,590.5	5,032.8	9,623.3	95.1%
A&E	289.1	210.9	499.9	4.9%
Total including A&E	$4,879.6	$5,243.6	$10,123.2	100.0%

(Some amounts may not reconcile due to rounding.)

	At December 31, 2010
	Case	IBNR	Total	% of
(Dollars in millions)	Reserves	Reserves	Reserves	Total
U.S. Reinsurance	$1,530.4	$1,861.0	$3,391.5	36.4%
Insurance	859.6	1,147.5	2,007.0	21.5%
International	945.8	711.6	1,657.4	17.7%
Bermuda	788.2	941.3	1,729.5	18.5%
Total excluding A&E	4,123.9	4,661.5	8,785.4	94.1%
A&E	290.4	264.4	554.8	5.9%
Total including A&E	$4,414.4	$4,925.8	$9,340.2	100.0%

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

There can be no assurance that reserves for, and losses from, claim obligations will not increase in the future, possibly by a material amount.  However, we believe that our existing reserves and reserving methodologies lessen the probability that any such increase would have a material adverse effect on our financial condition, results of operations or cash flows.  In this context, we note that over the past 10 years, our calendar year operations have been affected by effects from prior period reserve re-estimates, ranging from a favorable $30.9 million in 2010, representing 0.4% of the net prior period reserves for the year in which the adjustment was made, to an unfavorable $249.4 million in 2004, representing 4.8% of the net prior period reserves for the year in which the adjustment was made.

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

The following table below represents the reserve levels and ranges for each of our business segments for the period indicated.

	Outstanding Reserves and Ranges By Segment (1)
	At December 31, 2011
	As	Low	Low	High	High
(Dollars in millions)	Reported	Range % (2)	Range (2)	Range % (2)	Range (2)
Gross Reserves By Segment
U.S. Reinsurance	$3,445.6	-13.9%	$2,967.4	13.9%	$3,923.9
Insurance	2,167.7	-18.4%	1,769.1	18.4%	2,566.4
International	2,137.4	-9.9%	1,925.3	9.9%	2,349.4
Bermuda	1,872.6	-10.2%	1,681.5	10.2%	2,063.6
Total Gross Reserves (excluding A&E)	9,623.3	-10.1%	8,655.1	10.1%	10,591.5
A&E (All Segments)	499.9	-13.7%	431.4	13.7%	568.4
Total Gross Reserves	$10,123.2	-9.9%	9,120.3	9.9%	11,126.1

(Some amounts may not reconcile due to rounding.)
_______________________________________
(1)	There can be no assurance that reserves will not ultimately exceed the indicated ranges requiring additional income (loss) statement expense.
(2)	Although totals are displayed for both the low and high range amounts, it should be noted that statistically the range of the total is not equal to the sum of the ranges of the segments.

Depending on the specific segment, the range derived for the loss reserves, excluding reserves for A&E exposures, ranges from minus 9.9% to minus 18.4% for the low range and from plus 9.9% to plus 18.4% for the high range.  Both the higher and lower ranges are associated with the Insurance segment.  The size of the range is dependent upon the level of confidence associated with the outcome.  Within each range, our best estimate of loss reserves is based upon the point estimate derived by our actuaries in detailed reserve studies.  Such ranges are necessarily subjective due to the lack of generally accepted actuarial standards with respect to their development.  For the above presentation, we have assumed what we believe is a reasonable confidence level but note that there can be no assurance that our claim obligations will not vary outside of these ranges.

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

	At December 31,
(Dollars in millions)	2011	2010	2009
Gross Basis:
Beginning of period reserves	$554.8	$638.7	$786.8
Incurred losses and LAE:
Reported losses	54.3	19.6	53.4
Change in IBNR	(53.5)	(19.6)	(53.4)
Total incurred losses and LAE	0.8	-	-
Paid losses	(55.6)	(83.9)	(148.2)
End of period reserves	$499.9	$554.8	$638.7

Net Basis:
Beginning of period reserves	$532.9	$613.1	$749.1
Incurred losses and LAE:
Reported losses	51.7	19.3	64.4
Change in IBNR	(51.0)	(19.3)	(63.9)
Total incurred losses and LAE	0.8	-	0.4
Paid losses	(53.5)	(80.2)	(136.4)
End of period reserves	$480.2	$532.9	$613.1

(Some amounts may not reconcile due to rounding.)

At December 31, 2011, the gross reserves for A&E losses were comprised of $145.6 million representing case reserves reported by ceding companies, $102.9 million representing additional case reserves established by us on assumed reinsurance claims, $40.6 million representing case reserves established by us on direct excess insurance claims, including Mt. McKinley, and $210.8 million representing IBNR reserves.

With respect to asbestos only, at December 31, 2011, we had gross asbestos loss reserves of $479.7 million, or 96.0%, of total A&E reserves, of which $382.3 million was for assumed business and $97.4 million was for direct business.

The following tables summarize reserve and claim activity on a gross and net of ceded reinsurance basis for our reinsurance and direct asbestos exposures.

Asbestos - Reinsurance	At December 31,
(Dollars in millions)	2011	2010	2009
Gross Basis:
Beginning of period reserves	$426.2	$477.9	$533.2
Incurred losses and LAE:
Reported losses	42.5	16.8	45.4
Change in IBNR	(42.5)	(16.8)	(45.4)
Total incurred losses and LAE	-	-	-
Paid losses	(43.8)	(51.8)	(55.3)
End of period reserves	$382.3	$426.2	$477.9

Net Basis:
Beginning of period reserves	$408.3	$458.2	$508.2
Incurred losses and LAE:
Reported losses	40.7	16.8	42.9
Change in IBNR	(40.7)	(16.8)	(43.0)
Total incurred losses and LAE	-	-	(0.1)
Paid losses	(42.4)	(49.9)	(49.9)
End of period reserves	$365.9	$408.3	$458.2

(Some amounts may not reconcile due to rounding.)

Asbestos - Direct	At December 31,
(Dollars in millions)	2011	2010	2009
Gross Basis:
Beginning of period reserves	$104.2	$130.8	$200.9
Incurred losses and LAE:
Reported losses	8.3	2.9	8.5
Change in IBNR	(8.3)	(2.9)	(8.5)
Total incurred losses and LAE	-	-	-
Paid losses	(6.8)	(26.7)	(70.1)
End of period reserves	$97.4	$104.2	$130.8

Net Basis:
Beginning of period reserves	$97.9	$123.1	$187.3
Incurred losses and LAE:
Reported losses	7.6	2.6	7.5
Change in IBNR	(7.6)	(2.6)	(7.1)
Total incurred losses and LAE	-	-	0.4
Paid losses	(6.2)	(25.1)	(64.7)
End of period reserves	$91.7	$97.9	$123.1

(Some amounts may not reconcile due to rounding.)

Ultimate loss projections for A&E liabilities cannot be accomplished using standard actuarial techniques.  We believe that our A&E reserves represent our best estimate of the ultimate liability; however, there can be no assurance that ultimate loss payments will not exceed such reserves, perhaps by a significant amount.

Industry analysts use the “survival ratio” to compare the A&E reserves among companies with such liabilities.  The survival ratio is typically calculated by dividing a company’s current net reserves by the three year average of annual paid losses.  Hence, the survival ratio equals the number of years that it would take to exhaust the current reserves if future loss payments were to continue at historical levels.  Using this measurement, our net three year asbestos survival ratio was 5.8 years at December 31, 2011.  These metrics can be skewed by individual large settlements occurring in the prior three years and therefore, may not be indicative of the timing of future payments.

Because the survival ratio was developed as a comparative measure of reserve strength and does not indicate absolute reserve adequacy, we consider, but do not rely on, the survival ratio when evaluating our reserves.  In particular, we note that year to year loss payment variability can be material.  This is due, in part, to our orientation to negotiated settlements, particularly on our Mt. McKinley exposures, which significantly reduces the credibility and utility of this measure as an analytical tool.  In 2011, we made asbestos net claim payments of $1.1 million to Mt McKinley high profile claimants where the claim was either closed or a settlement had been reached.  Such payments, which are non-repetitive, distort downward our three year survival ratio.  Adjusting for such settlements, recognizing that total settlements are generally considered fully reserved to an agreed settlement, we consider that our adjusted asbestos survival ratio for net unsettled claims is 8.9 years, which is better than prevailing industry norms.

Shareholders’ Equity.  Our shareholders’ equity decreased to $6,071.4 million as of December 31, 2011 from $6,283.5 million as of December 31, 2010.  This decrease was the result of $103.8 million of shareholder dividends, repurchases of 1.1 million common shares for $92.5 million, $80.5 million of net loss, $29.5 million of net benefit plan obligation adjustments and $16.0 million of net foreign currency translation adjustments, partially offset by $80.1 million of unrealized appreciation on investments, net of tax, and share-based compensation transactions of $30.0 million.

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

LIQUIDITY AND CAPITAL RESOURCES

Capital.  Our business operations are in part dependent on our financial strength and financial strength ratings, and the market’s perception of our financial strength, as measured by shareholders’ equity, which was $6,071.4 million at December 31, 2011 and $6,283.5 million at December 31, 2010.  On March 13, 2009, Everest Re and Everest National, wholly-owned indirect subsidiaries of the Company, received notification of a one level ratings downgrade by Standard & Poor’s.  On April 7, 2010, Standard & Poor’s upgraded the Company’s debt ratings one level.  On January 24, 2012, Moody’s affirmed the ratings of the Company’s operating subsidiaries but changed the outlook on the ratings from stable to negative reflecting their opinion of the potential direction of the ratings over the medium term (12 to 18 months). Management will continue to work with Moody’s over this time to address their concerns but it is not possible to predict the potential outcome. Management does not believe that a one notch downgrade would have a material adverse affect on the Company’s business.  We continue to possess significant financial flexibility and access to the debt and equity markets as a result of our perceived financial strength, as evidenced by the financial strength ratings as assigned by independent rating agencies.

From time to time, we have used open market share repurchases to adjust our capital position and enhance long term expected returns to our shareholders.  On July 21, 2008, our existing authorization to purchase up to 5 million of our shares was amended to authorize the purchase of up to 10 million shares.  On February 24, 2010, our existing authorization to purchase up to 10 million of our shares was amended to authorize the purchase of up to 15 million shares.  On February 22, 2012, our existing authorization to purchase up to 15 million of our shares was amended to authorize the purchase of up to 20 million shares.  As of December 31, 2011, we had repurchased 12.7 million shares under this authorization.

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

For the portion needed to satisfy global outstanding liabilities, we generally invest in taxable and tax-preferenced fixed income securities with an average credit quality of Aa3.  For the U.S. portion of this portfolio, our mix of taxable and tax-preferenced investments is adjusted periodically, consistent with our current and projected U.S. operating results, market conditions and our tax position.  This global fixed maturity securities portfolio is externally managed by an independent, professional investment manager using portfolio guidelines approved by internal management.

Over the past few years and particularly in 2010 and 2011, we have expanded the allocation of our investments funded by shareholders’ equity to include:  1) a greater percentage of publicly traded equity securities, 2) emerging market fixed maturities through mutual fund structures, 3) high yield fixed maturities, 4) bank loan securities and 5) private equity limited partnership investments.  The objective of this portfolio diversification is to enhance the risk-adjusted total return of the investment portfolio by allocating a prudent portion of the portfolio to higher return asset classes, which are also less subject to changes in value with movements in interest rates.  We limit our allocation to these asset classes because of 1) the potential for volatility in their values and 2) the impact of these investments on regulatory and rating agency capital adequacy models.  We use investment managers experienced in these markets and adjust our allocation to these investments based upon market conditions.  At December 31, 2011, the market value of investments in these investment market sectors, carried at both market and fair value, approximated 57% of shareholders’ equity.

Our liquidity requirements are generally met from positive cash flow from operations.  Positive cash flow results from reinsurance and insurance premiums being collected prior to disbursements for claims, which disbursements generally take place over an extended period after the collection of premiums, sometimes a period of many years.  Collected premiums are generally invested, prior to their use in such disbursements, and investment income provides additional funding for loss payments.  Our net cash flows from operating activities were $659.5 million, $918.5 million and $784.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.  Additionally, these cash flows reflected net tax refunds of $44.5 million and $31.0 million and net tax payments of $111.8 million for the years ended December 31, 2011, 2010 and 2009, respectively; net catastrophe loss payments of $559.2 million, $410.8 million and $235.3 million for the years ended December 31, 2011, 2010 and 2009, respectively; and net A&E payments of $53.5 million, $80.2 million and $136.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

As the timing of payments for claims and benefits cannot be predicted with certainty, we maintain portfolios of long term invested assets with varying maturities, along with short-term investments that provide additional liquidity for payment of claims.  At December 31, 2011 and 2010, we held cash and short-term investments of $1,134.0 million and $1,043.7 million, respectively.  All of our short-term investments are readily marketable and can be converted to cash.  In addition to these cash and short-term investments, at December 31, 2011, we had $494.9 million of available for sale fixed maturity securities maturing within one year or less, $5,268.7 million maturing within one to five years and $3,679.4 million maturing after five years.  Our $1,698.0 million of equity securities are comprised primarily of publicly traded securities that can be easily liquidated.  We believe that these fixed maturity and equity securities, in conjunction with the short-term investments and positive cash flow from operations, provide ample sources of liquidity for the expected payment of losses in the near future.  We do not anticipate selling securities or using available credit facilities to pay losses and LAE but have the ability to do so.  Sales of securities might result in realized capital gains or losses.  At December 31, 2011 we had $547.7 million of net pre-tax unrealized appreciation, comprised of $649.2 million of pre-tax unrealized appreciation and $101.5 million of pre-tax unrealized depreciation.

Management expects annual positive cash flow from operations, which in general reflects the strength of overall pricing, to persist over the near term, absent any unusual catastrophe activity.  Due to the significant catastrophe losses in 2011, cash flow from operations may be impacted in the near term as these losses are paid.  In the intermediate and long term, our cash flow from operations will be impacted to the extent by which competitive pressures affect overall pricing in our markets and by which our premium receipts are impacted from our strategy of emphasizing underwriting profitability over premium volume.

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

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth.  Minimum net worth is an amount equal to the sum of $3,575.4 million plus 25% of consolidated net income for each of Group’s fiscal quarters, for which statements are available ending on or after January 1, 2007 and for which consolidated net income is positive, plus 25% of any increase in consolidated net worth during such period attributable to the issuance of ordinary and preferred shares, which at December 31, 2011, was $4,292.5 million.  As of December 31, 2011, the Company was in compliance with all Group Credit Facility covenants.

At December 31, 2011, the Group Credit Facility had no outstanding letters of credit under tranche one and $446.5 million outstanding letters of credit under tranche two.  At December 31, 2010, the Group Credit Facility had no outstanding letters of credit under tranche one and $406.4 million outstanding letters of credit under tranche two.

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

The Holdings Credit Facility requires Holdings to maintain a debt to capital ratio of not greater than 0.35 to 1 and Everest Re to maintain its statutory surplus at $1,875.0 million plus 25% of future aggregate net income and 25% of future aggregate capital contributions after December 31, 2010, which at December 31, 2011, was $1,898.9 million.  As of December 31, 2011, Holdings was in compliance with all Holdings Credit Facility covenants.

At December 31, 2011, the Company had no outstanding short-term borrowings from the Holdings Credit Facility revolving credit line and had $50.0 million outstanding on the credit line at December 31, 2010.  Short-term borrowings can be paid either through renewal with a one, two, three or six month term; or out of available liquidity.  The highest amounts outstanding in short-term borrowings during 2011 and 2010 were $50.0 million and $133.0 million for the periods from January 1, 2011 to January 18, 2011 and June 15, 2010 to August 9, 2010, respectively.  In addition, at December 31, 2011 and 2010, the Holdings Credit Facility had outstanding letters of credit of $5.0 million and $9.5 million, respectively.

Costs incurred in connection with the Group Credit Facility and the Holdings Credit Facility were $1.8 million and $1.7 million for December 31, 2011 and 2010, respectively.

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

Management estimates that the projected economic loss from its largest 100-year event in a given zone represents approximately 10% of its projected 2012 shareholders’ equity.  Economic loss is the gross PML reduced by estimated reinstatement premiums to renew coverage and estimated income taxes.  The impact of income taxes on the PML depends on the distribution of the losses by corporate entity, which is also affected by inter-affiliate reinsurance. Management also monitors and controls its largest PMLs at multiple points along the loss distribution curve, such as loss amounts at the 20, 50, 100, 250, 500 and 1,000 year return periods.  This process enables management to identify and control exposure accumulations and to integrate such exposures into enterprise risk, underwriting and capital management decisions.

Our catastrophe loss projections, segmented by risk zones, are updated quarterly and reviewed as part of a formal risk management review process.

We believe that our greatest worldwide 1 in 100 year exposure to a single catastrophic event is to a hurricane affecting the U.S. southeast coast, where we estimate we have a gross PML exposure of $913 million.  See also table under ITEM 1, “Business - Risk Management of Underwriting and Retrocession Arrangements”.

If such a single catastrophe loss were to occur, management estimates that the economic loss to us would be approximately $629 million.  The estimate involves multiple variables, including which Everest entity would experience the loss, and as a result there can be no assurance that this amount would not be exceeded.

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

For the period from July 1, 2011 to July 1, 2012, we have catastrophe loss reinsurance in place of 75% of $100 million in excess of $215 million, excluding the territories of the U.S., Japan, Europe and Caribbean wind.  See ITEM 1, “Business - Risk Management of Underwriting and Retrocession Arrangements” for further details.

Contractual Obligations.  The following table shows our contractual obligations for the period indicated.

	Payments due by period
		Less than			More than
(Dollars in millions)	Total	1 year	1-3 years	3-5 years	5 years
5.40% Senior notes	$249.9	$-	$249.9	$-	$-
Junior subordinated debt	329.9	-	-	-	329.9
6.6% Long term notes	238.4	-	-	-	238.4
Interest expense (1)	1,360.9	49.1	98.2	71.2	1,142.5
Employee benefit plans	50.5	4.0	9.8	7.3	29.5
Operating lease agreements	87.4	11.9	21.6	19.9	34.0
Gross reserve for losses and LAE (2)	10,123.2	2,624.9	3,832.6	1,123.3	2,542.4
Total	$12,440.2	$2,689.9	$4,212.1	$1,221.7	$4,316.7

(Some amounts may not reconcile due to rounding.)

(1)	Interest expense on 6.6% long term notes is assumed to be fixed through contractual term.
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

Dividends.
During 2011, 2010 and 2009, we declared and paid shareholder dividends of $103.8 million, $108.5 million and $116.9 million, respectively.  As an insurance holding company, we are partially dependent on dividends and other permitted payments from our subsidiaries to pay cash dividends to our shareholders.  The payment of dividends to Group by Holdings Ireland is subject to Irish corporate and regulatory restrictions; the payment of dividends to Holdings Ireland by Holdings and to Holdings by Everest Re is subject to Delaware regulatory restrictions; and the payment of dividends to Group by Bermuda Re is subject to Bermuda insurance regulatory restrictions.  Management expects that, absent extraordinary catastrophe losses, such restrictions should not affect Everest Re’s ability to declare and pay dividends sufficient to support Holdings’ general corporate needs and that Holdings Ireland and Bermuda Re will have the ability to declare and pay dividends sufficient to support Group’s general corporate needs.  For the years ended December 31, 2011, 2010 and 2009, Everest Re paid dividends to Holdings of $75.0 million, $590.0 million and $60.0 million, respectively.  For the years ended December 31, 2011, 2010 and 2009, Bermuda Re paid dividends to Group of $190.0 million, $215.0 million and $245.0 million, respectively.  See ITEM 1, “Business – Regulatory Matters – Dividends” and ITEM 8, “Financial Statements and Supplementary Data” - Note 15 of Notes to Consolidated Financial Statements.

Application of Recently Issued Accounting Guidance.
Financial Accounting Standards Board Launched Accounting Codification.  In June 2009, FASB issued authoritative guidance establishing the FASB Accounting Standards CodificationTM (“Codification”) as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by non-governmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification have become non-authoritative.

Following the Codification, the FASB will no longer issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.

GAAP is not intended to be changed as a result of the FASB’s Codification, but it will change the way the guidance is organized and presented. As a result, these changes have a significant impact on how companies reference GAAP in their financial statements and in the accounting policies for financial statements issued for interim and annual periods ending after September 15, 2009. The Company’s adoption of this guidance impacts the way the Company references U.S. GAAP accounting standards in the financial statements and Notes to Consolidated Financial Statements.

Intangibles-Goodwill or Other.  In September 2011, the FASB amended the authoritative guidance for disclosures on Goodwill Impairment.  The amendment allows an entity first to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis in determining whether it is necessary to perform the two-step goodwill impairment test.  This guidance is effective for periods beginning after December 15, 2011.  The Company will adopt this guidance as of January 1, 2012.

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

Treatment of Insurance Contract Acquisition Costs. In October 2010, the FASB issued authoritative guidance for the accounting for costs associated with acquiring or renewing insurance contracts.  The guidance identifies the incremental direct costs of contract acquisition and costs directly related to acquisition activities that should be capitalized.  This guidance is effective for reporting periods beginning after December 15, 2011.  The Company will adopt this guidance as of January 1, 2012 and estimates that $13.5 million of acquisition costs will no longer be capitalized during 2012.

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

Interest Rate Risk.  Our $15.8 billion investment portfolio, at December 31, 2011, is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations and some foreign exchange rate risk.  The overall economic impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity securities portfolio, including short-term investments, from a change in market interest rates.  In a declining interest rate environment, it includes prepayment risk on the $2,657.1 million of mortgage-backed securities in the $12,407.1 million fixed maturity portfolio.  Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The tables below display the potential impact of market value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $685.3 million of short-term investments) for the period indicated based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates.  For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually.  To generate appropriate price estimates on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account.  For legal entities with a non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios.

	Impact of Interest Rate Shift in Basis Points
	At December 31, 2011
	-200	-100	0	100	200
(Dollars in millions)
Total Market/Fair Value	$13,799.9	$13,459.0	$13,092.5	$12,686.2	$12,256.1
Market/Fair Value Change from Base (%)	5.4%	2.8%	0.0%	-3.1%	-6.4%
Change in Unrealized Appreciation
After-tax from Base ($)	$591.3	$307.1	$-	$(341.5)	$(703.5)

	Impact of Interest Rate Shift in Basis Points
	At December 31, 2010
	-200	-100	0	100	200
(Dollars in millions)
Total Market/Fair Value	$14,348.4	$13,902.3	$13,416.2	$12,892.7	$12,371.5
Market/Fair Value Change from Base (%)	6.9%	3.6%	0.0%	-3.9%	-7.8%
Change in Unrealized Appreciation
After-tax from Base ($)	$745.7	$388.4	$-	$(420.3)	$(841.8)

We had $10,123.2 million and $9,340.2 million of gross reserves for losses and LAE as of December 31, 2011 and 2010, respectively.  These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money.  Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value.  As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases.  These movements are the opposite of the interest rate impacts on the fair value of investments.  While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid.  Our loss and loss reserve obligations have an expected duration of approximately 3.6 years, which is reasonably consistent with our fixed income portfolio.  If we were to discount our loss and LAE reserves, net of $0.6 billion of reinsurance receivables on unpaid losses, the discount would be approximately $1.4 billion resulting in a discounted reserve balance of approximately $8.1 billion, representing approximately 61.9% of the market value of the fixed maturity investment portfolio funds.

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

	Impact of Percentage Change in Equity Fair/Market Values
	At December 31, 2011
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$1,358.4	$1,528.2	$1,698.0	$1,867.8	$2,037.6
After-tax Change in Fair/Market Value	$(251.4)	$(125.7)	$-	$125.7	$251.4

	Impact of Percentage Change in Equity Fair/Market Values
	At December 31, 2010
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$868.1	$976.7	$1,085.2	$1,193.7	$1,302.2
After-tax Change in Fair/Market Value	$(165.7)	$(82.8)	$-	$82.8	$165.7

Foreign Currency Risk.  Foreign currency risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates.  Each of our non-U.S./Bermuda (“foreign”) operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines.  Each foreign operation may conduct business in its local currency, as well as the currency of other countries in which it operates.  The primary foreign currency exposures for these foreign operations are the Canadian Dollar, the Singapore Dollar, the British Pound Sterling and the Euro.  We mitigate foreign exchange exposure by generally matching the currency and duration of our assets to our corresponding operating liabilities.  In accordance with FASB guidance, we translate the assets, liabilities and income of non-U.S. dollar functional currency legal entities to the U.S. dollar.  This translation amount is reported as a component of other comprehensive income.

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

	Change in Foreign Exchange Rates in Percent
	At December 31, 2011
(Dollars in millions)	-20%	-10%	0%	10%	20%
Total After-tax Foreign Exchange Exposure	$(113.9)	$(56.9)	$-	$56.9	$113.9

	Change in Foreign Exchange Rates in Percent
	At December 31, 2010
(Dollars in millions)	-20%	-10%	0%	10%	20%
Total After-tax Foreign Exchange Exposure	$(90.1)	$(59.8)	$-	$81.2	$178.3

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

We sold six equity index put option contracts, based on the S&P 500 index, for total consideration, net of commissions, of $22.5 million.  At December 31, 2011, fair value for these equity index put option contracts was $62.4 million.  These equity index put option contracts each have a single exercise date, with maturities ranging from 12 to 30 years and strike prices ranging from $1,141.21 to $1,540.63.  The S&P 500 index value at December 31, 2011 was $1,257.60.  No amounts will be payable under these equity index put option contracts if the S&P 500 index is at, or above, the strike prices on the exercise dates, which fall between June 2017 and March 2031.  If the S&P 500 index is lower than the strike price on the applicable exercise date, the amount due would vary proportionately with the percentage by which the index is below the strike price.  Based on historical index volatilities and trends and the December 31, 2011 S&P 500 index value, we estimate the probability that each equity index put option contract of the S&P 500 index falling below the strike price on the exercise date to be less than 47%.  The theoretical maximum payouts under the equity index put option contracts would occur if on each of the exercise dates the S&P 500 index value were zero.  At December 31, 2011, the present value of these theoretical maximum payouts using a 6% discount factor was $285.4 million.

We sold one equity index put option contract based on the FTSE 100 index for total consideration, net of commissions, of $6.7 million.  At December 31, 2011, fair value for this equity index put option contract was $7.3 million.  This equity index put option contract has an exercise date of July 2020 and a strike price of ₤5,989.75.  The FTSE 100 index value at December 31, 2011 was ₤5,572.30.  No amount will be payable under this equity index put option contract if the FTSE 100 index is at, or above, the strike price on the exercise date.  If the FTSE 100 index is lower than the strike price on the exercise date, the amount due will vary proportionately with the percentage by which the index is below the strike price.  Based on historical index volatilities and trends and the December 31, 2011 FTSE 100 index value, we estimate the probability that the equity index put option contract of the FTSE 100 index will fall below the strike price on the exercise date to be less than 44%.  The theoretical maximum payout under the equity index put option contract would occur if on the exercise date the FTSE 100 index value was zero.  At December 31, 2011, the present value of the theoretical maximum payout using a 6% discount factor and current exchange rate was $30.8 million.

Because the equity index put option contracts meet the definition of a derivative, we report the fair value of these instruments in our consolidated balance sheets as a liability and record any changes to fair value in our consolidated statements of operations and comprehensive income (loss) as a net derivative gain (loss).  Our financial statements reflect fair values for our obligations on these equity index put option contracts at December 31, 2011, of $69.7 million and at December 31, 2010, of $58.5 million; even though it may not be likely that the ultimate settlement of these transactions would require a payment that would exceed the initial consideration received, or any payment at all.

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

	Equity Indices Put Options Obligation – Sensitivity Analysis
(Dollars in millions)	At December 31, 2011
Interest Rate Shift in Basis Points:	-200	-100	0	100	200
Total Fair Value	$114.4	$89.5	$69.7	$54.2	$42.0
Fair Value Change from Base (%)	-64.1%	-28.3%	0.0%	22.3%	39.8%

Equity Indices Shift in Points (S&P 500/FTSE 100):	-500/-2000	-250/-1000	0	250/1000	500/2000
Total Fair Value	$136.8	$97.1	$69.7	$50.9	$37.8
Fair Value Change from Base (%)	-96.2%	-39.2%	0.0%	27.0%	45.9%

Combined Interest Rate /	-200/	-100/		100/	200/
Equity Indices Shift (S&P 500/FTSE 100):	-500/-2000	-250/-1000	0/0	250/1000	500/2000
Total Fair Value	$201.2	$121.2	$69.7	$45.1	$20.6
Fair Value Change from Base (%)	-188.6%	-73.8%	0.0%	35.4%	70.5%

	Equity Indices Put Options Obligation – Sensitivity Analysis
(Dollars in millions)	At December 31, 2010
Interest Rate Shift in Basis Points:	-200	-100	0	100	200
Total Fair Value	$99.7	$76.5	$58.5	$44.5	$33.7
Fair Value Change from Base (%)	-70.5%	-30.8%	0.0%	23.9%	42.3%

Equity Indices Shift in Points (S&P 500/FTSE 100):	-500/-2000	-250/-1000	0	250/1000	500/2000
Total Fair Value	$115.4	$81.4	$58.5	$42.7	$31.8
Fair Value Change from Base (%)	-97.3%	-39.3%	0.0%	26.9%	45.6%

Combined Interest Rate /	-200/	-100/		100/	200/
Equity Indices Shift (S&P 500/FTSE 100):	-500/-2000	-250/-1000	0/0	250/1000	500/2000
Total Fair Value	$176.2	$103.7	$58.5	$31.7	$16.6
Fair Value Change from Base (%)	-201.3%	-77.4%	0.0%	45.8%	71.5%

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2011.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on our assessment we concluded that, as of December 31, 2011, our internal control over financial reporting is effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

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

ITEM 9B.        OTHER INFORMATION

None.

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Reference is made to the sections captioned “Information Concerning Nominees”, “Information Concerning Continuing Directors and Executive Officers”, “Audit Committee”, “Nominating and Governance Committee”, “Code of Ethics for CEO and Senior Financial Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement for the 2012 Annual General Meeting of Shareholders, which will be filed with the Commission within 120 days of the close of our fiscal year ended December 31, 2011 (the “Proxy Statement”), which sections are incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 29, 2012.

EVEREST RE GROUP, LTD.

By:	/S/ JOSEPH V. TARANTO
Joseph V. Taranto
(Chairman and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOSEPH V. TARANTO	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	February 29, 2012
Joseph V. Taranto

/S/ DOMINIC J. ADDESSO	President and Chief Financial Officer	February 29, 2012
Dominic J. Addesso

/S/ KEITH T. SHOEMAKER	Comptroller (Principal Accounting Officer)	February 29, 2012
Keith T. Shoemaker

/S/ MARTIN ABRAHAMS	Director	February 29, 2012
Martin Abrahams

/S/ KENNETH J. DUFFY	Director	February 29, 2012
Kenneth J. Duffy

/S/ JOHN R. DUNNE	Director	February 29, 2012
John R. Dunne

/S/ WILLIAM F. GALTNEY, JR.	Director	February 29, 2012
William F. Galtney, Jr.

/S/ JOHN P. PHELAN	Director	February 29, 2012
John P. Phelan

/S/ ROGER M. SINGER	Director	February 29, 2012
Roger M. Singer

/S/ JOHN A. WEBER	Director	February 29, 2012
John A. Weber

INDEX TO EXHIBITS

Exhibit No.

2.	1
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
Bye-Laws of Everest Re Group, Ltd., incorporated herein by reference to exhibit 3.2 to the Everest Re Group, Ltd., Quarterly Report for Form 10-Q for the quarter ended June 30, 2011 (the “second quarter 2011 10-Q”)

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

4.	5
Second Supplemental Indenture relating to Holdings 6.20% Junior Subordinated Debt Securities due March 29, 2034, dated as of March 29, 2004, among Holdings, Group and JPMorgan Chase Bank, as Trustee, incorporated herein by reference to Exhibit 4.1 to Everest Reinsurance Holdings, Inc. Form 8-K filed on March 30, 2004 (the “March 30, 2004 8-K”)

4.	6	Amended and Restated Trust Agreement of Everest Re Capital Trust II, dated as of March 29, 2004, incorporated herein by reference to Exhibit 4.2 to the March 30, 2004 8-K

4.	7	Guarantee Agreement, dated as of March 29, 2004, between Holdings and JPMorgan Chase Bank, incorporated herein by reference to Exhibit 4.3 to the March 30, 2004 8-K

4.	8	Expense Agreement, dated as of March 29, 2004, between Holdings and Everest Re Capital Trust, incorporated herein by reference to Exhibit 4.4 to the March 30, 2004 8-K

4.	9
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

*10.	2	Everest Re Group, Ltd. 1995 Stock Option Plan for Non-Employee Directors, incorporated herein by reference to Exhibit 4.3 to the Registration Statement on Form S-8 (No. 333-05771)

*10.	3
Form of Stock Option Agreement (Version 1) to be entered into between Everest Re Group, Ltd. and participants in the 1995 Stock Option Plan for Non-Employee Directors, incorporated herein by reference to Exhibit 10.17 to the 1995 10-K

*10.	4
Form of Stock Option Agreement (Version 2) to be entered into between Everest Re Group, Ltd. and participants in the 1995 Stock Option Plan for Non-Employee Directors, incorporated herein by reference to Exhibit 10.18 to the 1995 10-K

*10.	5	Form of Stock Option Agreement for Non-Employee Directors, incorporated herein by reference to Exhibit 10.34 to the 1999 10-K

*10.	6	Senior Executive Change of Control Plan, incorporated herein by reference to Exhibit 10.24 to Everest Reinsurance Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 1998

*10.	7	Executive Performance Annual Incentive Plan adopted by shareholders on May 20, 1999, incorporated herein by reference to Exhibit 10.26 to the second quarter 1999 10-Q

10.	8
Stock Purchase Agreement between The Prudential Insurance Company of America and Everest Reinsurance Holdings, Inc. for the sale of common stock of Gibraltar Casualty Company dated February 24, 2000, incorporated herein by reference to Exhibit 10.32 to the 1999 10-K

10.	9
Amendment No. 1 to Stock Purchase Agreement between The Prudential Insurance Company of America and Everest Reinsurance Holdings, Inc. for the sale of common stock of Gibraltar Casualty Company dated August 8, 2000, incorporated herein by reference to Exhibit 10.1 to the Everest Re Group, Ltd. Quarterly Report on Form 10-Q for the quarter ended June 30, 2000

10.	10
Proportional Excess of Loss Reinsurance Agreement entered into between Gibraltar Casualty Company and Prudential Property and Casualty Insurance Company, incorporated herein by reference to Exhibit 10.24 to Everest Re Group, Ltd. Annual Report on Form 10-K for the year ended December 31, 2000 (the “2000 10-K”)

10.	11	Guarantee Agreement made by The Prudential Insurance Company of America in favor of Gibraltar Casualty Company, incorporated herein by reference to Exhibit 10.25 to the 2000 10-K

*10.	12	Everest Re Group, Ltd. 2003 Non-Employee Director Equity Compensation Plan, incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (No. 333-105483)

*10.	13	Description of non-employee director compensation arrangements, incorporated herein by reference to Exhibit 10.46 to Everest Re Group, Ltd., Report on Form 10-K for the year ended December 31, 2005

*10.	14
Form of Non-Qualified Stock Option Award Agreement under the Everest Re Group, Ltd. 2003 Non-Employee Director Equity Compensation Plan, incorporated herein by reference to Exhibit 10.47 to Everest Re Group, Ltd., Report on Form 10-K for the year ended December 31, 2004

*10.	15
Amendment of Everest Re Group, Ltd. 2003 Non-Employee Director Equity Compensation Plan adopted by shareholders at the annual general meeting on May 25, 2005, incorporated herein by reference to Appendix B to the 2005 Proxy Statement filed on April 14, 2005

*10.	16
Amendment of Executive Performance Annual Incentive Plan adopted by shareholders at the annual general meeting on May 25, 2005, incorporated herein by reference to Appendix C to the 2005 Proxy Statement filed on April 14, 2005

*10.	17
Form of Restricted Stock Award Agreement under the Everest Re Group, Ltd. 2003 Non-Employee Director Equity Compensation Plan, incorporated by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on September 22, 2005

10.	18
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

10.	19
Credit Agreement, dated July 27, 2007, among Everest Re Group, Ltd., Everest Reinsurance (Bermuda), Ltd. and Everest International Reinsurance, Ltd., certain lenders party thereto and Wachovia Bank, N.A. as administrative agent, incorporated herein by reference to Exhibit 10.1 Form 8-K filed on July 27, 2007

10.	20
Completion of Tender Offer relating to Everest Reinsurance Holdings, Inc. 6.60% Fixed to Floating Rate Long Term Subordinated Notes (LoTSSM) dated March 19, 2009, incorporated herein by reference to Exhibit 99.1 to Everest Re Group, Ltd. Form 8-K filed on March 31, 2009

*10.	21	Everest Re Group, Ltd. 2009 Stock Option and Restricted Stock Plan for Non-Employee Directors incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. second quarter 2009 10-Q

*10.	22
Employment Agreement between Everest Reinsurance (Bermuda), Ltd. and Mark S. deSaram, dated October 7, 2010, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on October 12, 2010

*10.	23
Mutual Agreement and General Release and Waiver between Everest Global Services, Inc. and Ralph E. Jones III, dated October 7, 2010, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed in October 12, 2010

*10.	24	Everest Re Group, Ltd. 2010 Stock Incentive Plan for employees is incorporated herein by reference to exhibit 10.2 to Everest Re Group, Ltd. Form S-8 filed on September 30, 2010

*10.	25
Employment Agreement between Everest Global Services, Inc., Everest Reinsurance Holdings, Inc. and Joseph V. Taranto, dated January 1, 2011, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on March 31, 2011

*10.	26
Change of Control Agreement between and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc., Everest Re Group, Ltd., Everest Global Services, Inc. and Joseph V. Taranto, dated January 1, 2011, incorporated herein by reference to Exhibit 10.2 to Everest Re Group, Ltd. Form 8-K filed on March 31, 2011

*10.	27
Amendment of Executive Performance Annual Incentive Plan adopted by shareholders at the annual general meeting on May 18, 2011, incorporated herein by reference to Appendix B to the 2011 Proxy Statement filed on April 15, 2011

*10.	28
Employment Agreement between Everest Global Services, Inc., Everest Reinsurance Holdings, Inc. and Dominic J. Addesso, dated June 16, 2011, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on June 20, 2011

*10.	29
Employment Agreement between Everest Global Services, Inc., Everest Reinsurance Holdings, Inc. and Joseph V. Taranto, dated January 1, 2011, This employment supersedes the prior agreement between registrant and Joseph V. Taranto dated March 25, 2011.  This new agreement dated January 1, 2011, incorporated herein by reference to Exhibit 10.2 to Everest Re Group, Ltd. Form 8-K filed on June 20, 2011

10.	30
Credit Agreement, dated August 15, 2011, between Everest Reinsurance Holdings, Inc., the lenders named therein and Citibank, National Association, as administrative agent, providing for a $150.0 million three year revolving credit facility, filed herewith.  This new agreement replaces the August 23, 2006 five year senior revolving credit facility

21.	1	Subsidiaries of the registrant, filed herewith

23.	1	Consent of PricewaterhouseCoopers LLP, filed herewith

31.	1	Section 302 Certification of Joseph V. Taranto, filed herewith

31.	2	Section 302 Certification of Dominic J. Addesso, filed herewith

32.	1	Section 906 Certification of Joseph V. Taranto and Dominic J. Addesso, furnished herewith

101.	INS	XBRL Instance Document

101.	SCH	XBRL Taxonomy Extension Schema

101.	CAL	XBRL Taxonomy Extension Calculation Linkbase

101.	DEF	XBRL Taxonomy Extension Definition Linkbase

101	LAB	XBRL Taxonomy Extension Label Linkbase

101.	PRE	XBRL Taxonomy Extension Presentation Linkbase

* Management contract or compensatory plan or arrangement.

EVEREST RE GROUP, LTD.

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Pages

Report of Independent Registered Public Accounting Firm		F-2

Consolidated Balance Sheets at December 31, 2011 and 2010		F-4

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended
	December 31, 2011, 2010 and 2009	F-5

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended
	December 31, 2011, 2010 and 2009	F-6

Consolidated Statements of Cash Flows for the Years Ended
	December 31, 2011, 2010 and 2009	F-7

Notes to Consolidated Financial Statements		F-8

Schedules

I	Summary of Investments Other Than Investments in Related Parties at December 31, 2011	S-1

II	Condensed Financial Information of Registrant:

	Balance Sheets as of December 31, 2011 and 2010	S-2

	Statements of Operations for the Years Ended December 31, 2011, 2010 and 2009	S-3

	Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009	S-4

III	Supplementary Insurance Information for the Years Ended
	December 31, 2011, 2010 and 2009	S-5

IV	Reinsurance for the Years Ended December 31, 2011, 2010 and 2009	S-6

Schedules other than those listed above are omitted for the reason that they are not applicable or the information is otherwise contained in the Financial Statements.

Index

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
      of Everest Re Group, Ltd.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Everest Re Group, Ltd. and its subsidiaries (the “Company”) at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
New York, New York
February 29, 2012

Index

EVEREST RE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars and share amounts in thousands, except par value per share)	2011	2010

ASSETS:
Fixed maturities - available for sale, at market value	$12,293,524	$12,450,469
(amortized cost: 2011, $11,731,173; 2010, $12,011,336)
Fixed maturities - available for sale, at fair value	113,606	180,482
Equity securities - available for sale, at market value (cost: 2011, $463,620; 2010, $363,283)	448,930	363,736
Equity securities - available for sale, at fair value	1,249,106	721,449
Short-term investments	685,332	785,279
Other invested assets (cost: 2011, $558,232; 2010, $603,681)	558,232	605,196
Cash	448,651	258,408
Total investments and cash	15,797,381	15,365,019
Accrued investment income	130,193	148,990
Premiums receivable	1,077,548	844,832
Reinsurance receivables	580,339	684,718
Funds held by reinsureds	267,295	379,616
Deferred acquisition costs	378,026	383,769
Prepaid reinsurance premiums	85,409	133,007
Deferred tax asset	332,783	149,101
Federal income taxes recoverable	41,623	124,215
Other assets	202,958	170,931
TOTAL ASSETS	$18,893,555	$18,384,198

LIABILITIES:
Reserve for losses and loss adjustment expenses	$10,123,215	$9,340,183
Future policy benefit reserve	67,187	63,002
Unearned premium reserve	1,412,778	1,455,219
Funds held under reinsurance treaties	2,528	99,213
Commission reserves	55,103	45,936
Other net payable to reinsurers	51,564	47,519
Revolving credit borrowings	-	50,000
5.4% Senior notes due 10/15/2014	249,858	249,812
6.6% Long term notes due 5/1/2067	238,354	238,351
Junior subordinated debt securities payable	329,897	329,897
Accrued interest on debt and borrowings	4,781	4,793
Equity index put option liability	69,729	58,467
Other liabilities	217,186	118,289
Total liabilities	12,822,180	12,100,681

Commitments and contingencies (Note 16)

SHAREHOLDERS' EQUITY:
Preferred shares, par value: $0.01; 50,000 shares authorized;
no shares issued and outstanding	-	-
Common shares, par value: $0.01; 200,000 shares authorized; (2011) 66,455
and (2010) 66,017 outstanding before treasury shares	665	660
Additional paid-in capital	1,892,988	1,863,031
Accumulated other comprehensive income (loss), net of deferred income tax expense
(benefit) of $112,969 at 2011 and $102,868 at 2010	366,978	332,258
Treasury shares, at cost; 12,719 shares (2011) and 11,589 shares (2010)	(1,073,970)	(981,480)
Retained earnings	4,884,714	5,069,048
Total shareholders' equity	6,071,375	6,283,517
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$18,893,555	$18,384,198

The accompanying notes are an integral part of the consolidated financial statements.

Index

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
(Dollars in thousands, except per share amounts)	2011	2010	2009

REVENUES:
Premiums earned	$4,101,347	$3,934,625	$3,894,098
Net investment income	620,041	653,463	547,793
Net realized capital gains (losses):
Other-than-temporary impairments on fixed maturity securities	(16,223)	(2,975)	(13,210)
Other-than-temporary impairments on fixed maturity securities
transferred to other comprehensive income (loss)	-	-	-
Other net realized capital gains (losses)	23,146	104,886	10,898
Total net realized capital gains (losses)	6,923	101,911	(2,312)
Realized gain on debt repurchase	-	-	78,271
Net derivative gain (loss)	(11,261)	(1,119)	3,204
Other income (expense)	(23,089)	16,927	(22,476)
Total revenues	4,693,961	4,705,807	4,498,578

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	3,726,204	2,945,712	2,374,058
Commission, brokerage, taxes and fees	950,521	931,855	928,333
Other underwriting expenses	182,403	166,258	167,178
Corporate expenses	16,461	14,914	17,607
Interest, fees and bond issue cost amortization expense	52,319	55,830	72,081
Total claims and expenses	4,927,908	4,114,569	3,559,257

INCOME (LOSS) BEFORE TAXES	(233,947)	591,238	939,321
Income tax expense (benefit)	(153,461)	(19,516)	132,332

NET INCOME (LOSS)	$(80,486)	$610,754	$806,989
Other comprehensive income (loss), net of tax	34,720	60,220	621,201

COMPREHENSIVE INCOME (LOSS)	$(45,766)	$670,974	$1,428,190

EARNINGS PER COMMON SHARE:
Basic	$(1.49)	$10.73	$13.26
Diluted	(1.49)	10.70	13.22
Dividends declared	1.92	1.92	1.92

The accompanying notes are an integral part of the consolidated financial statements.

Index

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY

	Years Ended December 31,
(Dollars in thousands, except share and dividends per share amounts)	2011	2010	2009

COMMON SHARES (shares outstanding):
Balance, beginning of period	54,428,168	59,317,741	61,414,027
Issued during the period, net	437,427	175,999	266,981
Treasury shares acquired	(1,130,044)	(5,065,572)	(2,363,267)
Balance, end of period	53,735,551	54,428,168	59,317,741

COMMON SHARES (par value):
Balance, beginning of period	$660	$658	$656
Issued during the period, net	5	2	2
Balance, end of period	665	660	658

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	1,863,031	1,845,181	1,824,552
Share-based compensation plans	29,957	17,850	20,592
Other	-	-	37
Balance, end of period	1,892,988	1,863,031	1,845,181

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS),
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	332,258	272,038	(291,851)
Cumulative adjustment of initial adoption (1), net of tax	-	-	(57,312)
Net increase (decrease) during the period	34,720	60,220	621,201
Balance, end of period	366,978	332,258	272,038

RETAINED EARNINGS:
Balance, beginning of period	5,069,048	4,566,771	3,819,327
Cumulative adjustment of initial adoption (1), net of tax	-	-	57,312
Net income (loss)	(80,486)	610,754	806,989
Dividends declared ($1.92 per share in 2011, 2010 and 2009)	(103,848)	(108,477)	(116,857)
Balance, end of period	4,884,714	5,069,048	4,566,771

TREASURY SHARES AT COST:
Balance, beginning of period	(981,480)	(582,926)	(392,329)
Purchase of treasury shares	(92,490)	(398,554)	(190,597)
Balance, end of period	(1,073,970)	(981,480)	(582,926)

TOTAL SHAREHOLDERS' EQUITY, END OF PERIOD	$6,071,375	$6,283,517	$6,101,722

(1)The cumulative adjustment to accumulated other comprehensive income (loss), net of deferred income taxes, and retained earnings, represents the effect of initially adopting new guidance for other-than-temporary impairments of debt securities.

The accompanying notes are an integral part of the consolidated financial statements.

Index

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(Dollars in thousands)	2011	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(80,486)	$610,754	$806,989
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable	(235,560)	132,986	(52,966)
Decrease (increase) in funds held by reinsureds, net	18,236	1,573	(25,271)
Decrease (increase) in reinsurance receivables	97,549	(62,954)	54,674
Decrease (increase) in deferred tax asset	(194,029)	22,023	147,071
Decrease (increase) in prepaid reinsurance premiums	46,374	(25,281)	(24,161)
Increase (decrease) in reserve for losses and loss adjustment expenses	826,230	420,748	(66,177)
Increase (decrease) in future policy benefit reserve	4,185	(1,534)	(1,636)
Increase (decrease) in unearned premiums	(39,822)	36,883	64,892
Change in equity adjustments in limited partnerships	(56,549)	(71,493)	20,575
Change in other assets and liabilities, net	214,701	(104,276)	(109,004)
Non-cash compensation expense	17,693	14,786	13,347
Amortization of bond premium (accrual of bond discount)	47,872	46,095	32,172
Amortization of underwriting discount on senior notes	49	76	192
Realized gain on debt repurchase	-	-	(78,271)
Net realized capital (gains) losses	(6,923)	(101,911)	2,312
Net cash provided by (used in) operating activities	659,520	918,475	784,738

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale, at market value	1,702,973	1,717,659	1,203,548
Proceeds from fixed maturities matured/called - available for sale, at fair value	12,775	-	15,358
Proceeds from fixed maturities sold - available for sale, at market value	1,732,246	1,632,719	311,273
Proceeds from fixed maturities sold - available for sale, at fair value	65,158	20,237	14,777
Proceeds from equity securities sold - available for sale, at market value	27,207	3,037	24,159
Proceeds from equity securities sold - available for sale, at fair value	247,227	234,112	43,496
Distributions from other invested assets	166,273	79,849	182,952
Cost of fixed maturities acquired - available for sale, at market value	(3,238,113)	(2,766,212)	(3,051,012)
Cost of fixed maturities acquired - available for sale, at fair value	(27,481)	(134,324)	(27,555)
Cost of equity securities acquired - available for sale, at market value	(127,837)	(353,265)	-
Cost of equity securities acquired - available for sale, at fair value	(755,734)	(514,092)	(265,275)
Cost of other invested assets acquired	(64,832)	(66,408)	(62,554)
Cost of businesses acquired	(63,100)	-	-
Net change in short-term investments	100,969	(110,241)	1,228,032
Net change in unsettled securities transactions	13,563	(13,084)	10,445
Net cash provided by (used in) investing activities	(208,706)	(270,013)	(372,356)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares issued during the period, net	12,269	3,066	7,284
Purchase of treasury shares	(92,490)	(398,554)	(190,597)
Revolving credit borrowings	(50,000)	50,000	-
Net cost of debt repurchase	-	-	(83,026)
Net cost of senior notes maturing	-	(200,000)	-
Dividends paid to shareholders	(103,848)	(108,477)	(116,857)
Net cash provided by (used in) financing activities	(234,069)	(653,965)	(383,196)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(26,502)	16,313	12,718

Net increase (decrease) in cash	190,243	10,810	41,904
Cash, beginning of period	258,408	247,598	205,694
Cash, end of period	$448,651	$258,408	$247,598

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid (recovered)	$(44,537)	$(30,978)	$111,831
Interest paid	51,647	60,198	72,454

Non-cash transaction:
Net assets acquired and liabilities assumed from business acquisitions	19,130	-	-

The accompanying notes are an integral part of the consolidated financial statements.

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  Business and Basis of Presentation.
Everest Re Group, Ltd. (“Group”), a Bermuda company, through its subsidiaries, principally provides reinsurance and insurance in the U.S., Bermuda and international markets.  As used in this document, “Company” means Group and its subsidiaries.  On December 30, 2008, Group contributed Everest Reinsurance Holdings, Inc. (“Holdings”) and its subsidiaries to its Irish holding company, Everest Underwriting Group (Ireland), Limited (“Holdings Ireland”).

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  The statements include all of the following domestic and foreign direct and indirect subsidiaries of Group:  Everest International Reinsurance, Ltd. (“Everest International”), Everest Global Services, Inc. (“Global Services”), Everest Reinsurance (Bermuda), Ltd. (“Bermuda Re”), Everest Re Advisors, Ltd., Everest Advisors (UK), Ltd., Holdings Ireland, Everest Reinsurance Company (Ireland) Limited (“Ireland Re”), Everest Insurance Company of Canada (“Everest Canada”), Premiere Insurance Underwriting Services (“Premiere”), Holdings, Heartland Crop Insurance, Inc. (“Heartland”), Mt. McKinley Insurance Company (“Mt. McKinley”), Mt. McKinley Managers, L.L.C., Workcare Southeast, Inc., Workcare Southeast of Georgia, Inc., Everest Reinsurance Company (“Everest Re”), Everest National Insurance Company (“Everest National”), Everest Reinsurance Company Ltda. (Brazil), Mt. Whitney Securities, Inc., Everest Indemnity Insurance Company (“Everest Indemnity”) and Everest Security Insurance Company (“Everest Security”).  All amounts are reported in U.S. dollars.

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

B.  Investments.
Fixed maturity and equity security investments available for sale, at market value, reflect unrealized appreciation and depreciation, as a result of temporary changes in market value during the period, in shareholders’ equity, net of income taxes in “accumulated other comprehensive income (loss)” in the consolidated balance sheets.  Fixed maturity and equity securities carried at fair value reflect fair value re-measurements as net realized capital gains and losses in the consolidated statements of operations and comprehensive income (loss).  The Company records changes in fair value for its fixed maturities available for sale, at market value through shareholders’ equity, net of taxes in accumulated other comprehensive income (loss) since cash flows from these investments will be primarily used to settle its reserve for losses and loss adjustment expense liabilities.  The Company anticipates holding these investments for an extended period as the cash flow from interest and maturities will fund the projected payout of these liabilities. Fixed maturities carried at fair value represent a portfolio of foreign denominated fixed maturity securities, which will be used to settle loss and loss adjustment reserves in the same currency, and a portfolio of convertible bond securities, which have characteristics similar to equity securities.  The Company carries all of its equity securities at fair value except for mutual fund investments whose underlying investments are comprised of fixed maturity securities.  For equity securities, available for sale, at fair value, the Company reflects changes in value as net realized capital gains and losses since these securities may be sold in the near term depending on financial market conditions.  Interest income on all fixed maturities and dividend income on all equity securities are included as part of net investment income in the consolidated statements of operations and comprehensive income (loss).  Unrealized losses on fixed maturities, which are

Index

deemed other-than-temporary and related to the credit quality of a security, are charged to net income (loss) as net realized capital losses.  Short-term investments are stated at cost, which approximates market value.  Realized gains or losses on sales of investments are determined on the basis of identified cost.  For non-publicly traded securities, market prices are determined through the use of pricing models that evaluate securities relative to the U.S. Treasury yield curve, taking into account the issue type, credit quality, and cash flow characteristics of each security.  For publicly traded securities, market value is based on quoted market prices or valuation models that use observable market inputs.  When a sector of the financial markets is inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value.  Retrospective adjustments are employed to recalculate the values of asset-backed securities.  Each acquisition lot is reviewed to recalculate the effective yield.  The recalculated effective yield is used to derive a book value as if the new yield were applied at the time of acquisition.  Outstanding principal factors from the time of acquisition to the adjustment date are used to calculate the prepayment history for all applicable securities.  Conditional prepayment rates, computed with life to date factor histories and weighted average maturities, are used to effect the calculation of projected and prepayments for pass-through security types.  Other invested assets include limited partnerships, rabbi trusts and an affiliated entity.  Limited partnerships and the affiliated entity are accounted for under the equity method of accounting, which can be recorded on a monthly or quarterly lag.

C.  Uncollectible Receivable Balances.
The Company provides reserves for uncollectible reinsurance recoverable and premium receivable balances based on management’s assessment of the collectability of the outstanding balances.  Such reserves are presented in the table below for the periods indicated.

	Years Ended December 31,
(Dollars in thousands)	2011	2010
Reinsurance receivables and premium receivables	$33,796	$34,496

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

	Years Ended December 31,
(Dollars in thousands)	2011	2010	2009
Deferred acquisition costs	$950,521	$931,855	$928,333

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

Index

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

H.  Prepaid Reinsurance Premiums.
Prepaid reinsurance premiums represent unearned premium reserves ceded to other reinsurers.  Prepaid reinsurance premiums for any foreign reinsurers comprising more than 10% of the outstanding balance at December 31, 2011 were collateralized either through a trust arrangement or letters of credit, thereby limiting the credit risk to the Company.

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

J.  Foreign Currency.
Assets and liabilities relating to foreign operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date; revenues and expenses are translated into U.S. dollars using average exchange rates in effect during the reporting period.  Gains and losses resulting from translating foreign currency financial statements, net of deferred income taxes, are excluded from net income (loss) and accumulated in shareholders’ equity.  Gains and losses resulting from foreign currency transactions, other than debt securities available for sale, are recorded through the consolidated statements of operations and comprehensive income (loss) in other income (expense).  Gains and losses resulting from changes in the foreign currency exchange rates on debt securities, available for sale at market value, are recorded in the consolidated balance sheets in accumulated other comprehensive income (loss) as unrealized appreciation (depreciation) and any losses which are deemed other-than-temporary are changed to net income (loss) as net realized capital loss.

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

Net income (loss) per common share has been computed as per below, based upon weighted average common basic and dilutive shares outstanding.

	Years Ended December 31,
(Dollars in thousands, except per share amounts)	2011	2010	2009
Net income (loss) per share:
Numerator
Net income (loss)	$(80,486)	$610,754	$806,989
Less: dividends declared-common shares and nonvested common shares	(103,848)	(108,477)	(116,856)
Undistributed earnings	(184,334)	502,277	690,133
Percentage allocated to common shareholders (1)	99.3%	99.5%	99.7%
	(183,134)	499,882	687,729
Add: dividends declared-common shareholders	103,150	107,926	116,477
Numerator for basic and diluted earnings per common share	$(79,984)	$607,808	$804,207

Denominator
Denominator for basic earnings per weighted-average common shares	53,792	56,630	60,661
Effect of dilutive securities:
Options	124	156	187
Denominator for diluted earnings per adjusted weighted-average common shares	53,916	56,786	60,847

Per common share net income (loss)
Basic	$(1.49)	$10.73	$13.26
Diluted	$(1.49)	$10.70	$13.22

(1) Basic weighted-average common shares outstanding	53,792	56,630	60,661
Basic weighted-average common shares outstanding and nonvested common shares expected to vest	54,145	56,902	60,873
Percentage allocated to common shareholders	99.3%	99.5%	99.7%
(Some amounts may not reconcile due to rounding.)

The table below presents the options to purchase common shares that were outstanding, but were not included in the computation of earnings per diluted share as they were anti-dilutive, for the periods indicated:

	Years Ended December 31,
	2011	2010	2009
Anti-dilutive options	1,490,730	1,873,070	1,613,450

All outstanding options expire on or between September 26, 2012 and May 18, 2021.

L.  Segmentation.
The Company, through its subsidiaries, operates in four segments:  U.S. Reinsurance, Insurance, International and Bermuda.  See also Note 19.

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

The fair value of the equity index put options can be found in the Company’s consolidated balance sheets as follows:

(Dollars in thousands)
Derivatives not designated as	Location of fair value	At December 31,
hedging instruments	in balance sheets	2011	2010

Equity index put option contracts	Equity index put option liability	$69,729	$58,467
Total		$69,729	$58,467

The change in fair value of the equity index put option contracts can be found in the Company’s statement of operations and comprehensive income (loss) as follows:

(Dollars in thousands)
Derivatives not designated as	Location of gain (loss) in statements of	For the Years Ended December 31,
hedging instruments	operations and comprehensive income (loss)	2011	2010	2009

Equity index put option contracts	Net derivative gain (loss)	$(11,261)	$(1,119)	$3,204
Total		$(11,261)	$(1,119)	$3,204

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

P.  Application of Recently Issued Accounting Standard Changes.
Financial Accounting Standards Board Launched Accounting Codification.  In June 2009, Financial Accounting Standards Board (“FASB”) issued authoritative guidance establishing the FASB Accounting Standards CodificationTM (“Codification”) as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by non-governmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification have become non-authoritative.

Index

Following the Codification, the FASB will no longer issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.

GAAP is not intended to be changed as a result of the FASB’s Codification, but it will change the way the guidance is organized and presented. As a result, these changes have a significant impact on how companies reference GAAP in their financial statements and in the accounting policies for financial statements issued for interim and annual periods ending after September 15, 2009. The Company’s adoption of this guidance impacts the way the Company references U.S. GAAP accounting standards in the financial statements and Notes to Consolidated Financial Statements.

Intangibles-Goodwill or Other.  In September 2011, the FASB amended the authoritative guidance for disclosures on Goodwill Impairment.  The amendment allows an entity first to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis in determining whether it is necessary to perform the two-step goodwill impairment test.  This guidance is effective for periods beginning after December 15, 2011.  The Company will adopt this guidance as of January 1, 2012.

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

Treatment of Insurance Contract Acquisition Costs. In October 2010, the FASB issued authoritative guidance for the accounting for costs associated with acquiring or renewing insurance contracts.  The guidance identifies the incremental direct costs of contract acquisition and costs directly related to acquisition activities that should be capitalized.  This guidance is effective for reporting periods beginning after December 15, 2011.  The Company will adopt this guidance as of January 1, 2012 and estimates that $13,492 thousand of acquisition costs will no longer be capitalized during 2012.

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

Index

2.  INVESTMENTS

The amortized cost, market value and gross unrealized appreciation and depreciation of available for sale, fixed maturity and equity security investments, carried at market value, are as follows for the periods indicated:

	At December 31, 2011
	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$284,514	$16,407	$(287)	$300,634
Obligations of U.S. states and political subdivisions	1,558,615	102,815	(525)	1,660,905
Corporate securities	3,495,761	197,914	(27,054)	3,666,621
Asset-backed securities	186,936	7,020	(550)	193,406
Mortgage-backed securities
Commercial	310,387	20,942	(9,902)	321,427
Agency residential	2,198,937	86,722	(3,066)	2,282,593
Non-agency residential	53,365	499	(775)	53,089
Foreign government securities	1,555,707	120,900	(8,389)	1,668,218
Foreign corporate securities	2,086,951	91,869	(32,189)	2,146,631
Total fixed maturity securities	$11,731,173	$645,088	$(82,737)	$12,293,524
Equity securities	$463,620	$4,060	$(18,750)	$448,930

	At December 31, 2010
	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$394,690	$12,772	$(5,655)	$401,807
Obligations of U.S. states and political subdivisions	2,809,514	116,920	(24,929)	2,901,505
Corporate securities	2,916,977	168,687	(16,518)	3,069,146
Asset-backed securities	210,717	7,799	(215)	218,301
Mortgage-backed securities
Commercial	324,922	17,751	(5,454)	337,219
Agency residential	2,018,384	76,367	(1,469)	2,093,282
Non-agency residential	76,259	1,205	(1,723)	75,741
Foreign government securities	1,584,355	79,661	(25,668)	1,638,348
Foreign corporate securities	1,675,518	71,268	(31,666)	1,715,120
Total fixed maturity securities	$12,011,336	$552,430	$(113,297)	$12,450,469
Equity securities	$363,283	$3,039	$(2,586)	$363,736

The $1,668,218 thousand of foreign government securities at December 31, 2011 included $756,833 thousand of European sovereign securities.  Approximately 59%, 21% and 8% represented securities held in the governments of the United Kingdom, France and Austria, respectively.  No other countries represented more than 5% of the European sovereign securities.  The Company held no sovereign securities of Portugal, Italy, Ireland, Greece or Spain at December 31, 2011.

Index

In accordance with FASB guidance, the Company reclassified the non-credit portion of other-than-temporary impairments from retained earnings into accumulated other comprehensive income (loss), on April 1, 2009.  The table below presents the pre-tax cumulative unrealized appreciation (depreciation) on those corporate securities, for the periods indicated:

	At December 31,
(Dollars in thousands)	2011	2010
Pre-tax cumulative unrealized appreciation (depreciation)	$2,567	$1,743

The amortized cost and market value of fixed maturity securities are shown in the following table by contractual maturity.  Mortgage-backed securities are generally more likely to be prepaid than other fixed maturity securities. As the stated maturity of such securities may not be indicative of actual maturities, the totals for mortgage-backed and asset-backed securities are shown separately.

	At December 31, 2011		At December 31, 2010
	Amortized	Market	Amortized	Market
(Dollars in thousands)	Cost	Value	Cost	Value
Fixed maturity securities – available for sale:
Due in one year or less	$494,098	$494,911	$572,985	$580,528
Due after one year through five years	5,052,484	5,268,748	3,911,482	4,057,230
Due after five years through ten years	2,188,080	2,325,142	2,564,948	2,686,005
Due after ten years	1,246,886	1,354,208	2,331,639	2,402,163
Asset-backed securities	186,936	193,406	210,717	218,301
Mortgage-backed securities:
Commercial	310,387	321,427	324,922	337,219
Agency residential	2,198,937	2,282,593	2,018,384	2,093,282
Non-agency residential	53,365	53,089	76,259	75,741
Total fixed maturity securities	$11,731,173	$12,293,524	$12,011,336	$12,450,469

The changes in net unrealized appreciation (depreciation) for the Company’s investments are derived from the following sources for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2011	2010
Increase (decrease) during the period between the market value and cost of investments carried at market value, and deferred taxes thereon:
Fixed maturity securities	$122,393	$40,095
Fixed maturity securities, other-than-temporary impairment	824	7,831
Equity securities	(15,143)	(1,878)
Other invested assets	(1,515)	2,389
Change in unrealized appreciation (depreciation), pre-tax	106,559	48,437
Deferred tax benefit (expense)	(26,484)	10,726
Deferred tax benefit (expense), other-than-temporary impairment	66	1,001
Change in unrealized appreciation (depreciation),
net of deferred taxes, included in shareholders’ equity	$80,141	$60,164

The Company frequently reviews all of its fixed maturity, available for sale securities for declines in market value and focuses its attention on securities whose fair value has fallen below 80% of their amortized cost at the time of review.  The Company then assesses whether the decline in value is temporary or other-than-temporary.  In making its assessment, the Company evaluates the current market and interest rate environment as well as specific issuer information.  Generally, a change in a security’s value caused by a change in the market, interest rate or foreign exchange environment does not constitute an other-than-temporary impairment, but rather a temporary decline in market value.  Temporary declines in market value are recorded as unrealized losses in accumulated other comprehensive income (loss).  If the Company determines that the decline is other-than-temporary and the Company does not have the intent to sell the security; and it is more likely than not that the Company will not have to sell the security before recovery of

Index

its cost basis, the carrying value of the investment is written down to fair value.  The fair value adjustment that is credit or foreign exchange related is recorded in net realized capital gains (losses) in the Company’s consolidated statements of operations and comprehensive income (loss).  The fair value adjustment that is non-credit related is recorded as a component of other comprehensive income (loss), net of tax, and is included in accumulated other comprehensive income (loss) in the Company’s consolidated balance sheets.  The Company’s assessments are based on the issuers current and expected future financial position, timeliness with respect to interest and/or principal payments, speed of repayments and any applicable credit enhancements or breakeven constant default rates on mortgage-backed and asset-backed securities, as well as relevant information provided by rating agencies, investment advisors and analysts.

The majority of the Company’s equity securities available for sale at market value are primarily comprised of mutual fund investments whose underlying securities consist of fixed maturity securities.  When a fund’s value reflects an unrealized loss, the Company assesses whether the decline in value is temporary or other-than-temporary.  In making its assessment, the Company considers the composition of its portfolios and their related markets, reports received from the portfolio managers and discussions with portfolio managers.  If the Company determines that the declines are temporary and it has the ability and intent to continue to hold the investments, then the declines are recorded as unrealized losses in accumulated other comprehensive income (loss).  If declines are deemed to be other-than-temporary, then the carrying value of the investment is written down to fair value and recorded in net realized capital gains (losses) in the Company’s consolidated statements of operations and comprehensive income (loss).

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

The tables below display the aggregate market value and gross unrealized depreciation of fixed maturity and equity securities, by security type and contractual maturity, in each case subdivided according to length of time that individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at December 31, 2011 By Security Type
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$-	$-	$3,452	$(287)	$3,452	$(287)
Obligations of U.S. states and political subdivisions	-	-	7,518	(525)	7,518	(525)
Corporate securities	512,255	(14,962)	120,064	(12,092)	632,319	(27,054)
Asset-backed securities	20,839	(339)	3,655	(211)	24,494	(550)
Mortgage-backed securities
Commercial	9,292	(1,267)	54,535	(8,635)	63,827	(9,902)
Agency residential	253,171	(2,524)	43,894	(542)	297,065	(3,066)
Non-agency residential	1,542	(19)	35,679	(756)	37,221	(775)
Foreign government securities	39,534	(1,035)	132,977	(7,354)	172,511	(8,389)
Foreign corporate securities	278,949	(12,287)	259,641	(19,902)	538,590	(32,189)
Total fixed maturity securities	$1,115,582	$(32,433)	$661,415	$(50,304)	$1,776,997	$(82,737)
Equity securities	108,939	(8,499)	204,466	(10,251)	313,405	(18,750)
Total	$1,224,521	$(40,932)	$865,881	$(60,555)	$2,090,402	$(101,487)

Index

	Duration of Unrealized Loss at December 31, 2011 By Maturity
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities
Due in one year or less	$26,581	$(326)	$72,083	$(8,953)	$98,664	$(9,279)
Due in one year through five years	421,995	(12,001)	256,698	(15,635)	678,693	(27,636)
Due in five years through ten years	337,232	(13,019)	159,476	(8,264)	496,708	(21,283)
Due after ten years	44,930	(2,938)	35,395	(7,308)	80,325	(10,246)
Asset-backed securities	20,839	(339)	3,655	(211)	24,494	(550)
Mortgage-backed securities	264,005	(3,810)	134,108	(9,933)	398,113	(13,743)
Total fixed maturity securities	$1,115,582	$(32,433)	$661,415	$(50,304)	$1,776,997	$(82,737)

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position at December 31, 2011 were $2,090,402 thousand and $101,487 thousand, respectively.  There were no unrealized losses on a single issuer that exceeded 0.04% of the market value of the fixed maturity securities at December 31, 2011.  In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector.  The $32,433  thousand of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were generally comprised of domestic and foreign corporate securities.  Of these unrealized losses, $17,207 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating organization. The $50,304 thousand of unrealized losses related to fixed maturity securities in an unrealized loss position for more than one year related primarily to domestic and foreign corporate securities, foreign government securities and commercial mortgage-backed securities.  Of these unrealized losses, $34,840 thousand related to securities that were rated investment grade by at least one nationally recognized statistical rating organization.  All of the unrealized losses related to foreign corporate and foreign government securities are due to temporary currency exchange rate movements as opposed to market value movements.  The non-investment grade securities with unrealized losses were mainly comprised of corporate and commercial mortgage-backed securities.  The gross unrealized depreciation for mortgage-backed securities included $322 thousand related to sub-prime and alt-A loans.  In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations.  The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments.  The unrealized losses related to equity securities represent temporary declines in value of mutual fund investments where the underlying investments are comprised of emerging market debt fixed maturities.

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

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position at December 31, 2010 were $2,418,521 thousand and $115,883 thousand, respectively.  There were no unrealized losses on a single issuer that exceeded 0.08% of the market value of the fixed maturity securities at December 31, 2010.  In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector.  The $34,243 thousand of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were generally comprised of highly rated municipal, foreign government and domestic and foreign corporate securities.  Of these unrealized losses, $33,463 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating organization.  The $79,054 thousand of unrealized losses related to fixed maturity securities in an unrealized loss position for more than one year related primarily to highly rated municipal, foreign government, domestic and foreign corporate securities and commercial mortgage-backed securities.  Of these unrealized losses, $66,514 thousand related to securities that were rated investment grade by at least one nationally recognized statistical rating organization.  The non-investment grade securities with unrealized losses were mainly comprised of corporate and commercial mortgage-backed securities.  The gross unrealized depreciation for mortgage-backed securities included $210 thousand related to sub-prime and alt-A loans.  In all instances, there were

Index

no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations.  The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments.

The components of net investment income are presented in the table below for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2011	2010	2009
Fixed maturity securities	$521,991	$581,870	$570,798
Equity securities	57,573	12,200	3,574
Short-term investments and cash	1,281	151	5,965
Other invested assets
Limited partnerships	56,851	70,740	(19,022)
Other	2,741	1,274	74
Total gross investment income	640,437	666,235	561,389
Interest debited (credited) and other investment expense	(20,396)	(12,772)	(13,596)
Total net investment income	$620,041	$653,463	$547,793

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

The Company had contractual commitments to invest up to an additional $159,312 thousand in limited partnerships at December 31, 2011.  These commitments will be funded when called in accordance with the partnership agreements, which have investment periods that expire, unless extended, through 2016.

The components of net realized capital gains (losses) are presented in the table below for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2011	2010	2009
Fixed maturity securities, market value:
Other-than-temporary impairments	$(16,223)	$(2,975)	$(13,210)
Gains (losses) from sales	20,378	27,491	(45,666)
Fixed maturity securities, fair value:
Gains (losses) from sales	(905)	775	682
Gains (losses) from fair value adjustments	(15,518)	15,091	9,337
Equity securities, market value:
Gains (losses) from sales	38	77	8,087
Equity securities, fair value:
Gains (losses) from sales	8,021	6,136	7,510
Gains (losses) from fair value adjustments	11,130	55,308	30,908
Short-term investments gain (loss)	2	8	40
Total net realized capital gains (losses)	$6,923	$101,911	$(2,312)

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

Index

The proceeds and split between gross gains and losses, from sales of fixed maturity and equity securities, are presented in the table below for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2011	2010	2009
Proceeds from sales of fixed maturity securities	$1,797,404	$1,652,956	$326,050
Gross gains from sales	86,519	141,038	20,576
Gross losses from sales	(67,046)	(112,772)	(65,560)

Proceeds from sales of equity securities	$274,434	$237,149	$67,655
Gross gains from sales	16,325	11,562	16,483
Gross losses from sales	(8,266)	(5,349)	(886)

Securities with a carrying value amount of $1,410,030 thousand at December 31, 2011 were on deposit with various state or governmental insurance departments in compliance with insurance laws.

3.  RESERVE FOR LOSSES, LAE AND FUTURE POLICY BENEFIT RESERVE

Reserves for losses and LAE.
Activity in the reserve for losses and LAE is summarized for the periods indicated:

	At December 31,
(Dollars in thousands)	2011	2010	2009
Gross reserves at January 1	$9,340,183	$8,937,858	$8,840,660
Less reinsurance recoverables	(689,445)	(641,269)	(690,509)
Net reserves at January 1	8,650,738	8,296,589	8,150,151

Incurred related to:
Current year	3,722,513	2,976,578	2,245,220
Prior years	3,691	(30,866)	128,838
Total incurred losses and LAE	3,726,204	2,945,712	2,374,058

Paid related to:
Current year	810,530	568,330	388,172
Prior years	2,008,307	1,988,749	1,997,216
Total paid losses and LAE	2,818,837	2,557,079	2,385,388

Foreign exchange/translation adjustment	(15,888)	(34,484)	157,768

Net reserves at December 31	9,542,217	8,650,738	8,296,589
Plus reinsurance recoverables	580,998	689,445	641,269
Gross reserves at December 31	$10,123,215	$9,340,183	$8,937,858

Prior years’ reserves increased by $3,691 thousand, decreased by $30,866 thousand and increased by $128,838 thousand for the years ended December 31, 2011, 2010 and 2009, respectively.  The increase for 2011 was attributable to a $113,833 thousand increase in insurance and U.S. reinsurance business, primarily related to development on contractors’ liability, excess casualty and California workers compensation reserves, partially offset by the $110,142 thousand decrease in non-US reinsurance business, primarily related to favorable development on non-catastrophe property reserves.

The decrease for 2010 was attributable to a $140,760 thousand decrease in non-US reinsurance business (Bermuda and International), partially offset by the $109,894 thousand increase in insurance and U.S. reinsurance business.  The decrease in the non-U.S. reinsurance business was due to reserve studies that indicated net favorable reserve development, as well as reductions in loss estimates for prior year catastrophes.  The increase in the US reinsurance is primarily due to reserve strengthening in casualty lines for construction liability claims and the increase in the insurance business is due to reserve strengthening on several terminated programs.

Index

The increase for 2009 was attributable to a $59,019 thousand increase in the insurance business, primarily contractor liability exposures and $69,819 thousand in the reinsurance business, in both domestic and international, as a result of losses from sub-prime exposures and property, partially offset by favorable development on other casualty lines.

Reinsurance Receivables.  Reinsurance receivables for both paid and recoverable on unpaid losses totaled $580,339 thousand and $684,718 thousand at December 31, 2011 and 2010, respectively.  At December 31, 2011, $213,601 thousand, or 36.8% was receivable from C.V. Starr (Bermuda); $66,268 thousand, or 11.4%, was receivable from Transatlantic Reinsurance Company; $56,895 thousand, or 9.8%, was receivable from Berkley Insurance Company and $39,852 thousand, or 6.9%, was receivable from Munich Reinsurance Company.  The receivable from C.V. Starr is fully collateralized by a trust agreement. No other retrocessionaire accounted for more than 5% of our receivables.

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

A&E exposures represent a separate exposure group for monitoring and evaluating reserve adequacy.  The following table summarizes incurred losses with respect to A&E reserves on both a gross and net of reinsurance basis for the periods indicated:

	At December 31,
(Dollars in thousands)	2011	2010	2009
Gross basis:
Beginning of period reserves	$554,790	$638,674	$786,843
Incurred losses	752	-	-
Paid losses	(55,631)	(83,884)	(148,169)
End of period reserves	$499,911	$554,790	$638,674

Net basis:
Beginning of period reserves	$532,906	$613,121	$749,070
Incurred losses	764	-	429
Paid losses	(53,510)	(80,215)	(136,378)
End of period reserves	$480,160	$532,906	$613,121

At December 31, 2011, the gross reserves for A&E losses were comprised of $145,571 thousand representing case reserves reported by ceding companies, $102,934 thousand representing additional case reserves established by the Company on assumed reinsurance claims, $40,555 thousand representing case reserves established by the Company on direct excess insurance claims, including Mt. McKinley, and $210,851 thousand representing IBNR reserves.

With respect to asbestos only, at December 31, 2011, the Company had gross asbestos loss reserves of $479,729 thousand, or 96.0%, of total A&E reserves, of which $382,334 thousand was for assumed business and $97,395 thousand was for direct business.

Index

Future Policy Benefit Reserve.
Activity in the reserve for future policy benefits is summarized for the periods indicated:

	At December 31,
(Dollars in thousands)	2011	2010	2009
Balance at beginning of year	$63,002	$64,536	$66,172
Liabilities assumed	176	172	324
Adjustments to reserves	8,449	2,944	8,835
Benefits paid in the current year	(4,440)	(4,650)	(10,795)
Balance at end of year	$67,187	$63,002	$64,536

4.  FAIR VALUE

The Company’s fixed maturity and equity securities are primarily managed by third party investment asset managers.  The investment asset managers obtain prices from nationally recognized pricing services.   These services seek to utilize market data and observations in their evaluation process.  They use pricing applications that vary by asset class and incorporate available market information and when fixed maturity securities do not trade on a daily basis the services will apply available information through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing.  In addition, they use model processes, such as the Option Adjusted Spread model to develop prepayment and interest rate scenarios for securities that have prepayment features.

In limited instances where prices are not provided by pricing services or in rare instances when a manager may not agree with the pricing service, price quotes on a non-binding basis are obtained from investment brokers.  The investment asset managers do not make any changes to prices received from either the pricing services or the investment brokers.  In addition, the investment asset managers have procedures in place to review the reasonableness of the prices from the service providers and may request verification of the prices.  In addition, the Company continually performs analytical reviews of price changes and tests the prices on a random basis to an independent pricing source.  No material variances were noted during these price validation procedures.  In limited situations, where financial markets are inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value.  The Company made no such adjustments at December 31, 2011 and 2010.

The Company internally manages a small public equity portfolio which had a fair value at December 31, 2011 of $168,227 thousand and all prices were obtained from publically published sources.

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

The Company sold six equity index put option contracts, based on the Standard & Poor’s 500 (“S&P 500”) index, for total consideration, net of commissions, of $22,530 thousand.  At December 31, 2011, fair value for these equity index put option contracts was $62,425 thousand.  These equity index put option contracts each have a single exercise date, with maturities ranging from 12 to 30 years and strike prices ranging from $1,141.21 to $1,540.63.  No amounts will be payable under these equity index put option contracts if the S&P 500 index is at, or above, the strike prices on the exercise dates, which fall between June 2017 and March 2031.  If the S&P 500 index is lower than the strike price on the applicable exercise date, the amount due would vary proportionately with the percentage by which the index is below the strike price.  Based on historical index volatilities and trends and the December 31, 2011 S&P 500 index value, the Company estimates the probability that each equity index put option contract of the S&P 500 index falling below the strike price on the exercise date to be less than 47%.  The theoretical maximum payouts under the equity index put option contracts would occur if on each of the exercise dates the S&P 500 index value were zero.  At December 31, 2011, the present value of these theoretical maximum payouts using a 6% discount factor was $285,390 thousand.

The Company sold one equity index put option contract based on the FTSE 100 index for total consideration, net of commissions, of $6,706 thousand.  At December 31, 2011, fair value for this equity index put option contract was $7,303 thousand.  This equity index put option contract has an exercise date of July 2020 and a strike price of ₤5,989.75.  No amount will be payable under this equity index put option contract if the FTSE 100 index is at, or above, the strike price on the exercise date.  If the FTSE 100 index is lower than the strike price on the exercise date, the amount due will vary proportionately with the percentage by which the index is below the strike price.  Based on historical index volatilities and trends and the December 31, 2011 FTSE 100 index value, the Company estimates the probability that the equity index put option contract of the FTSE 100 index will fall below the strike price on the exercise date to be less than 44%.  The theoretical maximum payout under the equity index put option contract would occur if on the exercise date the FTSE 100 index value was zero.  At December 31, 2011, the present value of the theoretical maximum payout using a 6% discount factor and current exchange rate was $30,800 thousand.
The Company’s equity index put option contracts contain provisions that require collateralization of the fair value, as calculated by the counterparty, above a specified threshold, which is based on the Company’s financial strength ratings (Moody’s Investors Service, Inc.) and/or debt ratings (Standard & Poor’s Ratings Services).  The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on December 31, 2011, was $69,729 thousand for which the Company had posted collateral with a market value of $49,189 thousand.  If on December 31, 2011, the Company’s ratings were such that the collateral threshold was zero, the Company’s collateral requirement would increase by $55,000 thousand.

The fair value was calculated using an industry accepted option pricing model, Black-Scholes, which used the following assumptions:

	At December 31, 2011
		Contract
	Contracts	based on
	based on	FTSE 100
	S & P 500 Index	Index
Equity index	1,257.6	5,572.3
Interest rate	3.09% to 4.37%	3.76%
Time to maturity	5.4 to 19.3 yrs	8.6 yrs
Volatility	22.4% to 25.1%	24.7%

Index

The following table presents the fair value measurement levels for all assets and liabilities, which the Company has recorded at fair value (fair and market value) as of the periods indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	December 31, 2011	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$300,634	$-	$300,634	$-
Obligations of U.S. States and political subdivisions	1,660,905	-	1,660,905	-
Corporate securities	3,666,621	-	3,666,621	-
Asset-backed securities	193,406	-	176,469	16,937
Mortgage-backed securities
Commercial	321,427	-	321,427	-
Agency residential	2,282,593	-	2,282,593	-
Non-agency residential	53,089	-	52,603	486
Foreign government securities	1,668,218	-	1,668,218	-
Foreign corporate securities	2,146,631	-	2,143,587	3,044
Total fixed maturities, market value	12,293,524	-	12,273,057	20,467

Fixed maturities, fair value	113,606	-	113,606	-
Equity securities, market value	448,930	433,278	15,652	-
Equity securities, fair value	1,249,106	1,133,011	116,095	-

Liabilities:
Equity index put option contracts	$69,729	$-	$-	$69,729
There were no significant transfers between Level 1 and Level 2 for the twelve months ended December 31, 2011.

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

The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs by asset type, for the periods indicated:

	December 31, 2011				December 31, 2010
	Asset-backed	Foreign	Non-agency		Corporate	Asset-backed	Foreign	Non-agency
(Dollars in thousands)	Securities	Corporate	RMBS	Total	Securities	Securities	Corporate	RMBS	Total
Beginning balance	$995	$4,416	$1,500	$6,911	$9,900	$6,268	$-	$1,394	$17,563
Total gains or (losses) (realized/unrealized)
Included in earnings (or changes in net assets)	193	(8)	634	819	(1)	(258)	2	408	151
Included in other comprehensive income (loss)	(714)	(80)	(230)	(1,024)	101	2,098	325	287	2,811
Purchases, issuances and settlements	16,470	3,131	(1,070)	18,531	(10,000)	(7,140)	4,089	(589)	(13,640)
Transfers in and/or (out) of Level 3	(7)	(4,415)	(348)	(4,770)	-	26	-	-	26
Ending balance	$16,937	$3,044	$486	$20,467	$-	$995	$4,416	$1,500	$6,911

The amount of total gains or losses for the period included
in earnings (or changes in net assets) attributable to the
change in unrealized gains or losses relating to assets
still held at the reporting date	$-	$-	$-	$-	$-	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

Index

The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs for equity index put option contracts, for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2011	2010
Liabilities:
Balance, beginning of period	$58,467	$57,349
Total (gains) or losses (realized/unrealized)
Included in earnings (or changes in net assets)	11,261	1,119
Included in other comprehensive income (loss)	-	-
Purchases, issuances and settlements	-	-
Transfers in and/or (out) of Level 3	-	-
Balance, end of period	$69,729	$58,467

The amount of total gains or losses for the period included in earnings
(or changes in net assets) attributable to the change in unrealized
gains or losses relating to liabilities still held at the reporting date	$-	$-

(Some amounts may not reconcile due to rounding.)

5.  CREDIT FACILITIES

The Company has three credit facilities for a total commitment of up to $1,300,000 thousand, providing for the issuance of letters of credit and/or unsecured revolving credit lines. The following table presents the costs incurred in connection with the three credit facilities for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2011	2010	2009
Credit facility fees incurred	$2,211	$2,034	$1,892

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

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth.  Minimum net worth is an amount equal to the sum of $3,575,381 thousand plus 25% of consolidated net income for each of Group’s fiscal quarters, for which statements are available ending on or after January 1, 2007 and for which consolidated net income is positive, plus 25% of any increase in consolidated net worth during such period attributable to the issuance of ordinary and preferred shares, which at December 31, 2011, was $4,292,517 thousand.  As of December 31, 2011, the Company was in compliance with all Group Credit Facility covenants.

Index

The following table summarizes the outstanding letters of credit and/or borrowings for the periods indicated:

(Dollars in thousands)		At December 31, 2011			At December 31, 2010
Bank		Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Wells Fargo Bank Group Credit Facility	Tranche One	$350,000	$-		$350,000	$-
	Tranche Two	500,000	446,327	12/31/2012	500,000	406,427	12/31/2011
			127	9/30/2012		-
Total Wells Fargo Bank Group Credit Facility		$850,000	$446,454		$850,000	$406,427

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

The Holdings Credit Facility requires Holdings to maintain a debt to capital ratio of not greater than 0.35 to 1 and Everest Re to maintain its statutory surplus at $1,875,000 thousand plus 25% of future aggregate net income and 25% of future aggregate capital contributions after December 31, 2010, which at December 31, 2011, was $1,898,936 thousand.  As of December 31, 2011, Holdings was in compliance with all Holdings Credit Facility covenants.

The following table summarizes outstanding letters of credit and/or borrowings for the periods indicated:

(Dollars in thousands)	At December 31, 2011				At December 31, 2010
Bank	Commitment	In Use	Date of Loan	Maturity/Expiry Date	Commitment	In Use	Date of Loan	Maturity/Expiry Date
Citibank Holdings Credit Facility	$150,000	$-			$150,000	$50,000	12/16/2010	1/18/2011
Total revolving credit borrowings		-				50,000
Total letters of credit		5,020		12/31/2012		9,527		12/31/2011

Total Citibank Holdings Credit Facility	$150,000	$5,020			$150,000	$59,527

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

Index

The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in thousands)	At December 31, 2011			At December 31, 2010
Bank	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Citibank Bilateral Letter of Credit Agreement	$300,000	$3,352	11/24/2012	$300,000	$2,291	11/24/2011
		80,770	12/31/2012		79,681	12/31/2011
		85	7/15/2013		36,462	1/31/2011
		889	2/15/2014		340	6/15/2011
		4,773	12/31/2014		25,581	6/30/2014
		25,510	6/30/2015		11,580	9/30/2014
		8,642	9/30/2015		72,398	12/31/2014
		10,088	11/22/2015		-
		60,752	12/31/2015		-
Total Citibank Bilateral Agreement	$300,000	$194,861		$300,000	$228,333

6.  SENIOR NOTES

The table below displays Holdings’ outstanding senior notes.  Market value is based on quoted market prices.

				December 31, 2011		December 31, 2010
				Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Date Due	Principal Amounts	Sheet Amount	Market Value	Sheet Amount	Market Value
5.40% Senior notes	10/12/2004	10/15/2014	$250,000	$249,858	$251,370	$249,812	$267,500
8.75% Senior notes (matured and paid on March 15, 2010)	03/14/2000	03/15/2010	$200,000	$-	$-	$-	$-

Interest expense incurred in connection with these senior notes is as follows for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2011	2010	2009
Interest expense incurred	$13,546	$17,219	$31,190

7.  LONG TERM SUBORDINATED NOTES

The table below displays Holdings’ outstanding fixed to floating rate long term subordinated notes.  Market value is based on quoted market prices.

			Maturity Date		December 31, 2011		December 31, 2010
		Original			Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Principal Amount	Scheduled	Final	Sheet Amount	Market Value	Sheet Amount	Market Value
6.6% Long term subordinated notes	04/26/2007	$400,000	05/15/2037	05/01/2067	$238,354	$210,195	$238,351	$227,825

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

Index

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

Interest expense incurred in connection with these long term subordinated notes is as follows for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2011	2010	2009
Interest expense incurred	$15,748	$15,748	$18,322

8.  JUNIOR SUBORDINATED DEBT SECURITIES PAYABLE

The following table displays Holdings’ outstanding junior subordinated debt securities due to Everest Re Capital Trust II (“Capital Trust II”), a wholly-owned finance subsidiary of Holdings.  Fair value is primarily based on the quoted market price of the related trust preferred securities.

				December 31, 2011		December 31, 2010
				Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Date Due	Amount Issued	Sheet Amount	Fair Value	Sheet Amount	Fair Value
6.20% Junior subordinated debt securities	03/29/2004	03/29/2034	$329,897	$329,897	$326,313	$329,897	$294,825

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

Interest expense incurred in connection with these junior subordinated debt securities is as follows for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2011	2010	2009
Interest expense incurred	$20,454	$20,454	$20,454

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

There are certain regulatory and contractual restrictions on the ability of Holdings’ operating subsidiaries to transfer funds to Holdings in the form of cash dividends, loans or advances.  The insurance laws of the State of Delaware, where Holdings’ direct insurance subsidiaries are domiciled, require regulatory approval before

Index

those subsidiaries can pay dividends or make loans or advances to Holdings that exceed certain statutory thresholds.  In addition, the terms of Holdings Credit Facility (discussed in Note 5) require Everest Re, Holdings’ principal insurance subsidiary, to maintain a certain statutory surplus level as measured at the end of each fiscal year.  At December 31, 2011, $2,108,692 thousand of the $2,766,266 thousand in net assets of Holdings’ consolidated subsidiaries were subject to the foregoing regulatory restrictions.

9.  TRUST AGREEMENTS

Certain subsidiaries of Group, principally Bermuda Re, a Bermuda insurance company and direct subsidiary of Group, have established trust agreements, which effectively use the Company’s investments as collateral, as security for assumed losses payable to certain non-affiliated ceding companies.  At December 31, 2011, the total amount on deposit in trust accounts was $89,476 thousand.

10.  OPERATING LEASE AGREEMENTS

The future minimum rental commitments, exclusive of cost escalation clauses, at December 31, 2011, for all of the Company’s operating leases with remaining non-cancelable terms in excess of one year are as follows:

(Dollars in thousands)
2012	$11,914
2013	11,624
2014	9,973
2015	9,962
2016	9,954
Thereafter	33,986
Net commitments	$87,413

All of these leases, the expiration terms of which range from 2013 to 2020, are for the rental of office space.  Rental expense was $14,148 thousand, $13,124 thousand and $11,815 thousand for the years ended December 31, 2011, 2010 and 2009, respectively.

11.  INCOME TAXES

Under Bermuda law, no income or capital gains taxes are imposed on Group and its Bermuda subsidiaries.  The Minister of Finance of Bermuda has assured Group and its Bermuda subsidiaries that, pursuant to The Exempted Undertakings Tax Protection Amendment Act of 2011, they will be exempt until 2035 from imposition of any such taxes.

All the income of Group's non-Bermuda subsidiaries is subject to the applicable federal, foreign, state and local taxes on corporations.  Additionally, the income of foreign branches of the Company's insurance operating companies, in particular the UK branch of Bermuda Re, is subject to various income taxes.  The provision for income taxes in the consolidated statement of operations and comprehensive income (loss) has been determined in accordance with the individual income of each entity and the respective applicable tax laws.  The provision reflects the permanent differences between financial and taxable income relevant to each entity. The significant components of the provision are as follows for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2011	2010	2009
Current tax expense (benefit):
U.S.	$27,257	$(57,073)	$(25,964)
Non-U.S.	14,388	35,056	29,445
Total current tax expense (benefit)	41,645	(22,016)	3,481
Total deferred U.S. tax expense (benefit)	(195,106)	2,500	128,851
Total income tax expense (benefit)	$(153,461)	$(19,516)	$132,332

(Some amounts may not reconcile due to rounding.)

Index

The weighted average expected tax provision has been calculated using the pre-tax income (loss) in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate.  Reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate for the periods indicated is provided below:

	Years Ended December 31,
(Dollars in thousands)	2011		2010		2009
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Pre-tax income (loss)	$(395,206)	$161,260	$141,142	$450,097	$422,027	$517,294

Expected tax provision at the applicable statutory rate(s)	(138,322)	12,216	49,436	33,716	147,758	28,600
Increase (decrease) in taxes resulting from:
Tax exempt income	(33,672)	-	(56,457)	-	(60,378)	-
Dividend received deduction	(6,893)	-	(2,784)	-	(1,409)	-
Proration	5,080	-	8,510	-	9,139	-
Tax audit settlement	(710)	-	(48,867)	-	(9,690)	-
Other	6,668	2,172	(4,410)	1,340	17,467	845
Total income tax provision	$(167,849)	$14,388	$(54,572)	$35,056	$102,887	$29,445

During the fourth quarter of 2011, the Company identified an understatement in its Deferred tax asset account of $12,232 thousand. The understatement resulted from differences between filed and recorded amounts that had accumulated over several prior periods. The Company corrected this understatement in its 2011 financial statements, resulting in an additional $12,232 thousand income tax benefit included in the income tax expense (benefit) caption in the Consolidated Statements of Operations and Comprehensive Income (Loss) and increased net income for the same amount for the year ended December 31, 2011 and for the fourth quarter 2011. The Company also increased its Deferred tax asset in its Consolidated Balance Sheets by the same amount. The Company believes that this out of period adjustment is immaterial to its full year 2011 financial statements, its fourth quarter 2011 financial statements, and to all prior periods. As such, the Company has not restated any prior period amounts.

Deferred income taxes reflect the tax effect of the temporary differences between the value of assets and liabilities for financial statement purposes and such values as measured by the U.S. tax laws and regulations.  The principal items making up the net deferred income tax asset are as follows for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2011	2010
Deferred tax assets:
Loss reserve	$183,883	$177,237
Net operating loss carryforward	167,089	-
Foreign tax credits	74,253	55,026
Unearned premium reserve	43,020	46,146
Unfunded pension liability	29,903	14,045
Alternative minimum tax credits	21,438	41,693
Deferred expenses	19,351	17,447
Deferred compensation	15,437	14,189
Uncollectible reinsurance reserve	5,675	5,675
Investment impairments	4,620	4,129
Other assets	17,724	14,254
Total deferred tax assets	582,393	389,841

Deferred tax liabilities:
Net unrealized investment gains	79,450	56,095
Deferred acquisition costs	58,571	64,487
Net unrealized foreign currency gains	46,738	45,251
Net fair value income	29,633	29,002
Gain on tender of debt	27,395	27,395
Bond market discount	2,183	2,609
Other liabilities	5,640	15,901
Total deferred tax liabilities	249,610	240,740

Net deferred tax assets	$332,783	$149,101

Index

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Dollars in thousands)	2011	2010	2009
Balance at January 1	$23,773	$29,010	$34,366
Additions based on tax positions related to the current year	8,139	7,119	6,997
Additions for tax positions of prior years	-	-	-
Reductions for tax positions of prior years	-	-	-
Settlements with taxing authorities	-	(12,356)	(12,353)
Lapses of applicable statutes of limitations	-	-	-
Balance at December 31	$31,912	$23,773	$29,010

The entire amount of unrecognized tax benefits would affect the effective tax rate if recognized.

In 2010, the Company favorably settled a 2003 and 2004 IRS audit.  During the years ended December 31, 2011 and 2010, the Company recorded a net overall tax benefit including accrued interest of $710 thousand and $25,920 thousand, respectively. In addition, in 2010, the Company was also able to take down a $12,356 thousand FIN 48 reserve that had been established regarding the 2003 and 2004 IRS audit. The Company is no longer subject to U.S. federal, state and local or foreign income tax examinations by tax authorities for years before 2007.

The Company recognizes accrued interest related to net unrecognized tax benefits and penalties in income taxes.  During the years ended December 31, 2011, 2010, and 2009, the Company accrued and recognized a net expense/(benefit) of approximately $957 thousand, $(9,938) thousand and $1,563 thousand, respectively, in interest and penalties.  Included within the 2010 net expense (benefit) of $(9,938) thousand is $(10,591) thousand of accrued interest related to the 2003 and 2004 IRS audit.

The Company is not aware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date.

For U.S. income tax purposes the Company has foreign tax credit carry forwards of $74,253 thousand that begin to expire in 2017 and net operating loss carryforwards of $477,397 thousand that begin to expire in 2030.  In addition, for U.S. income tax purposes the Company has $21,438 thousand of Alternative Minimum Tax credits that do not expire.  Management believes that it is more likely than not that the Company will realize the benefits of its net deferred tax assets and, accordingly, no valuation allowance has been recorded for the periods presented.

Tax benefits of $4,071 thousand and $629 thousand to share-based compensation deductions for stock options exercised in 2011 and 2010, respectively, are reflected in additional paid-in capital the shareholders' equity section of the consolidated balance sheets.

Index

12.  REINSURANCE

The Company utilizes reinsurance agreements to reduce its exposure to large claims and catastrophic loss occurrences.  These agreements provide for recovery from reinsurers of a portion of losses and LAE under certain circumstances without relieving the ceding company of its obligations to the policyholders.  Losses and LAE incurred and premiums earned are reported after deduction for reinsurance.  In the event that one or more of the reinsurers were unable to meet their obligations under these reinsurance agreements, the Company would not realize the full value of the reinsurance recoverable balances.  The Company may hold partial collateral, including letters of credit and funds held, under these agreements.  See also Note 1C and Note 3.

Premiums written and earned and incurred losses and LAE are comprised of the following for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2011	2010	2009
Written premiums:
Direct	$815,087	$823,378	$824,366
Assumed	3,471,087	3,377,341	3,304,589
Ceded	(177,275)	(255,141)	(199,194)
Net written premiums	$4,108,899	$3,945,578	$3,929,761

Premiums earned:
Direct	$871,598	$823,811	$808,793
Assumed	3,454,622	3,340,977	3,255,849
Ceded	(224,873)	(230,163)	(170,544)
Net premiums earned	$4,101,347	$3,934,625	$3,894,098

Incurred losses and LAE:
Direct	$744,017	$708,212	$655,263
Assumed	3,099,787	2,392,758	1,829,371
Ceded	(117,600)	(155,258)	(110,576)
Net incurred losses and LAE	$3,726,204	$2,945,712	$2,374,058

Index

13.  COMPREHENSIVE INCOME (LOSS)

The following table presents the components of comprehensive income (loss) in the consolidated statements of operations for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2011	2010	2009

Net income (loss)	$(80,486)	$610,754	$806,989
Other comprehensive income (loss), before tax:
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period
URA(D) of investments - temporary	109,928	65,199	550,356
URA(D) of investments - non-credit OTTI	824	7,831	35,563
URA(D) on securities arising during the period	110,752	73,030	585,919
Less: reclassification adjustment for realized losses (gains) included in net income (loss)	(4,193)	(24,593)	50,789
Total URA(D) on securities arising during the period	106,559	48,437	636,708
Foreign currency translation adjustments	(16,429)	16,429	98,931
Pension adjustments	(45,310)	(2,792)	11,466
Total other comprehensive income (loss), before tax	44,820	62,074	747,105

Income tax benefit (expense) related to items of other comprehensive income (loss):
Tax benefit (expense) on URA(D) arising during the period
Tax benefit (expense) on URA(D) of investments - temporary	(21,248)	(5,046)	(91,259)
Tax benefit (expense) on URA(D) of investments - non-credit OTTI	66	(1,002)	(3,830)
Tax benefit (expense) on URA(D) on securities arising during the period	(21,182)	(6,048)	(95,089)
Tax reclassification due to realized losses (gains) included in net income (loss)	(5,236)	17,775	(11,674)
Total tax benefit (expense) from URA(D) arising during the period	(26,418)	11,727	(106,763)
Tax benefit (expense) from foreign currency translation	460	(14,558)	(15,128)
Tax benefit (expense) on pension	15,858	977	(4,013)
Total income tax benefit (expense) related to items of other comprehensive income (loss):	(10,100)	(1,854)	(125,904)
Other comprehensive income (loss), net of tax	34,720	60,220	621,201
Comprehensive income (loss)	$(45,766)	$670,974	$1,428,190

The following table presents the components of accumulated other comprehensive income (loss), net of tax, in the consolidated balance sheets for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2011	2010
Beginning balance of URA (D) on securities	$369,438	$309,274
Current period change in URA (D) of investments - temporary	79,251	58,709
Current period change in URA (D) of investments - non-credit OTTI	890	1,455
Ending balance of URA (D) on securities	449,579	369,438

Beginning balance of foreign currency translation adjustments	(11,097)	(12,968)
Current period change in foreign currency translation adjustments	(15,969)	1,871
Ending balance of foreign currency translation adjustments	(27,066)	(11,097)

Beginning balance of pension	(26,083)	(24,268)
Current period change in pension	(29,452)	(1,815)
Ending balance of pension	(55,535)	(26,083)

Ending balance of accumulated other comprehensive income (loss)	$366,978	$332,258

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

Although not required to make contributions under IRS regulations, the following table summarizes the Company’s contributions to the defined benefit pension plans for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2011	2010	2009
Company contributions	$3,223	$6,759	$7,851

The following table summarizes the Company’s pension expense for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2011	2010	2009
Pension expense	$10,874	$10,783	$10,772

The following table summarizes the status of these defined benefit plans for U.S. employees for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2011	2010
Change in projected benefit obligation:
Benefit obligation at beginning of year	$138,392	$118,166
Service cost	7,548	6,944
Interest cost	7,702	7,052
Actuarial loss	26,802	14,631
Benefits paid	(5,080)	(8,401)
Projected benefit obligation at end of year	175,364	138,392

Change in plan assets:
Fair value of plan assets at beginning of year	114,470	100,728
Actual return on plan assets	(11,309)	15,383
Actual contributions during the year	3,223	6,760
Benefits paid	(5,080)	(8,401)
Fair value of plan assets at end of year	101,304	114,470

Funded status at end of year	$(74,060)	$(23,922)

Index

Amounts recognized in the consolidated balance sheets for the periods indicated:

	At December 31,
(Dollars in thousands)	2011	2010
Other assets (due beyond one year)	$-	$952
Other liabilities (due within one year)	(3,497)	(2,560)
Other liabilities (due beyond one year)	(70,563)	(22,314)
Net amount recognized in the consolidated balance sheets	$(74,060)	$(23,922)

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss) for the periods indicated:

	At December 31,
(Dollars in thousands)	2011	2010
Prior service cost	$(168)	$(217)
Accumulated income (loss)	(78,755)	(36,219)
Accumulated other comprehensive income (loss)	$(78,923)	$(36,436)

Other changes in other comprehensive income (loss) for the periods indicated are as follows:

	Years Ended December 31,
(Dollars in thousands)	2011	2010
Other comprehensive income (loss) at December 31, prior year	$(36,436)	$(33,974)
Net gain (loss) arising during period	(47,177)	(7,220)
Recognition of amortizations in net periodic benefit cost:
Prior service cost	49	49
Actuarial loss	4,641	4,709
Other comprehensive income (loss) at December 31, current year	$(78,923)	$(36,436)

Net periodic benefit cost for U.S. employees included the following components for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2011	2010	2009
Service cost	$7,548	$6,944	$6,015
Interest cost	7,702	7,052	6,385
Expected return on assets	(9,067)	(7,971)	(6,145)
Amortization of actuarial loss from earlier periods	3,367	2,467	3,663
Amortization of unrecognized prior service cost	49	49	49
Settlement	1,275	2,242	805
Net periodic benefit cost	$10,874	$10,783	$10,772

Other changes recognized in other comprehensive income (loss):
Other comprehensive income (loss) attributable to change from prior year	42,487	2,462

Total recognized in net periodic benefit cost and other
comprehensive income (loss)	$53,361	$13,244

(Some amounts may not reconcile due to rounding.)

The estimated transition obligation, actuarial loss and prior service cost that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next year are $0 thousand, $7,062 thousand and $49 thousand, respectively.

Index

The weighted average discount rates used to determine net periodic benefit cost for 2011, 2010 and 2009 were 5.60%, 6.10% and 6.25%, respectively.  The rate of compensation increase used to determine the net periodic benefit cost for 2011, 2010 and 2009 was 4.0%.  The expected long-term rate of return on plan assets for 2011, 2010 and 2009 was 8%, and was based on expected portfolio returns and allocations.

The weighted average discount rates used to determine the actuarial present value of the projected benefit obligation for year end 2011, 2010 and 2009 were 4.60%, 5.60% and 6.10%, respectively.

The following table summarizes the accumulated benefit obligation for the periods indicated:

	At December 31,
(Dollars in thousands)	2011	2010
Qualified Plan	$118,981	$91,254
Non-qualified Plan	21,231	19,141
Total	$140,212	$110,395

The following table displays the plans with projected benefit obligations in excess of plan assets for the periods indicated:

	At December 31,
(Dollars in thousands)	2011	2010
Qualified Plan
Projected benefit obligation	$146,350	NA
Fair value of plan assets	101,304	NA
Non-qualified Plan
Projected benefit obligation	$29,014	$24,874
Fair value of plan assets	-	-

The following table displays the plans with accumulated benefit obligations in excess of plan assets for the periods indicated:

	At December 31,
(Dollars in thousands)	2011	2010
Qualified Plan
Accumulated benefit obligation	$118,981	NA
Fair value of plan assets	101,304	NA
Non-qualified Plan
Accumulated benefit obligation	$21,231	$19,141
Fair value of plan assets	-	-

The following table displays the expected benefit payments in the periods indicated:

(Dollars in thousands)
2012	$6,068
2013	7,459
2014	7,464
2015	6,913
2016	6,994
Next 5 years	39,715

Plan assets consist of shares in investment trusts with approximately 64%, 33% and 3% of the underlying assets consisting of equity securities, fixed maturities and cash, respectively.  The Company manages the qualified plan investments for U.S. employees.  The assets in the plan consist of debt and equity mutual funds.  Due to the long term nature of the plan, the target asset allocation has historically been 70% equities and 30% bonds.

Index

The following tables present the fair value measurement levels for the qualified plan assets at fair value for the periods indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	December 31, 2011	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash	$317	$317	$-	$-
Short-term investments, which approximates fair value (a)	3,109	3,109	-	-
Mutual funds, fair value
Fixed income (b)	33,573	33,573	-	-
Equities (c)	55,423	55,423	-	-
Multi-strategy equity fund, fair value (d)	7,891	-	-	7,891
Private equity limited partnership	991	-	-	991
Total	$101,304	$92,422	$-	$8,882

(a)	This category includes high quality, short-term money market instruments, which are issued and payable in U.S. dollars.
(b)
This category includes three fixed income funds, which invest in investment grade securities of corporations, governments and government agencies with approximately half in U.S. securities and half in international securities.

(c)
This category includes eight funds, which invest in small, mid and multi-cap equity securities including common stocks, securities convertible into common stock and securities with common stock characteristics, such as rights and warrants, with approximately three-fourths in U.S. equities and one-fourth in international equities.

(d)
This category consists of a privately held fund of U.S. and international equity funds and may include currency hedges for the foreign funds. The fair value is provided by the external investment manager.

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

(Some amounts may not reconcile due to rounding.)

(a)	This category includes high quality, short-term money market instruments, which are issued and payable in U.S. dollars.
(b)
This category includes three fixed income funds, which invest in investment grade securities of corporations, governments and government agencies with approximately half in U.S. securities and half in international securities.

(c)
This category includes eight funds, which invest in small, mid and multi-cap equity securities including common stocks, securities convertible into common stock and securities with common stock characteristics, such as rights and warrants, with approximately three-fourths in U.S. equities and one-fourth in international equities.

(d)
This category consists of a privately held fund of U.S. and international equity funds and may include currency hedges for the foreign funds. The fair value is provided by the external investment manager.

Index

The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs for fixed maturity investments, for the period indicated:

	Year Ended December 31,
(Dollars in thousands)	2011	2010
Assets:
Balance, beginning of period	$10,259	$6,564
Actual return on plan assets:
Realized gains (losses)	21	7
Unrealized gains (losses)	(2,380)	1,629
Purchases	1,200	2,000
Investment income earned on assets	(95)	146
Sales	(123)	(88)
Transfers in and/or (out) of Level 3	-	-
Balance, end of period	$8,882	$10,259

The amount of total gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses)
relating to assets still held at the reporting date	$(2,401)	$2,149

(Some amounts may not reconcile due to rounding.)

The Company does not expect to make any contributions to the qualified plan in 2012.

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

The following table presents the Company’s incurred expenses related to these plans for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2011	2010	2009
Incurred expenses	$2,062	$1,801	$1,631

In addition, the Company maintains several defined contribution pension plans covering non-U.S. employees.  Each non-U.S. office (Brazil, Canada, London, Belgium, Singapore, Ireland and Bermuda) maintains a separate plan for the non-U.S. employees working in that location.  The Company contributes various amounts based on salary, age and/or years of service.  The contributions as a percentage of salary for the branch offices range from 1.6% to 12.1%.  The contributions are generally used to purchase pension benefits from local insurance providers.  The following table presents the Company’s incurred expenses related to these plans for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2011	2010	2009
Incurred expenses	$1,031	$995	$828

Index

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

The following medical cost trend rates were used to determine net cost and benefit obligations:  a healthcare inflation rate for pre-Medicare claims of 7.9% in 2011 was assumed to decrease gradually to 4.5% in 2027 and then remain at that level; and a healthcare inflation rate for post-Medicare claims of 6.4% in 2011 was assumed to decrease gradually to 4.5% in 2027 then remain at that level.

Changes in the assumed healthcare cost trend can have a significant effect on the amounts reported for the healthcare plans.  A one percent change in the rate would have the following effects on:

	Percentage	Percentage
	Point Increase	Point Decrease
(Dollars in thousands)	($ Impact)	($ Impact)
a. Effect on total service and interest cost components	$286	$(240)
b. Effect on accumulated post-retirement benefit obligation	2,456	(2,089)

The following table presents the post-retirement benefit expenses for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2011	2010	2009
Post-retirement benefit expenses	$2,258	$1,947	$1,769

The following table summarizes the status of this plan for the periods indicated:

	At December 31,
(Dollars in thousands)	2011	2010
Change in projected benefit obligation:
Benefit obligation at beginning of year	$16,754	$14,919
Service cost	1,165	1,017
Interest cost	934	849
Actuarial loss	2,930	412
Excise tax cost	53	-
Benefits paid	(374)	(443)
Benefit obligation at end of year	21,462	16,754

Change in plan assets:
Fair value of plan assets at beginning of year	-	-
Employer contributions	374	443
Benefits paid	(374)	(443)
Fair value of plan assets at end of year	-	-

Funded status at end of year	$(21,462)	$(16,754)

Amounts recognized in the consolidated balance sheets for the periods indicated:

	At December 31,
(Dollars in thousands)	2011	2010
Other liabilities (due within one year)	$(470)	$(377)
Other liabilities (due beyond one year)	(20,992)	(16,377)
Net amount recognized in the consolidated balance sheets	$(21,462)	$(16,754)

Index

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss) for the periods indicated:

	At December 31,
(Dollars in thousands)	2011	2010
Accumulated income (loss)	$(6,516)	$(3,692)
Accumulated other comprehensive income (loss)	$(6,516)	$(3,692)

Other changes in other comprehensive income (loss) for the periods indicated are as follows:

	Years Ended December 31,
(Dollars in thousands)	2011	2010
Other comprehensive income (loss) at December 31, prior year	$(3,692)	$(3,361)
Net gain (loss) arising during period	(2,983)	(412)
Recognition of amortizations in net periodic benefit cost:
Actuarial loss (gain)	159	81
Other comprehensive income (loss) at December 31, current year	$(6,516)	$(3,692)

Net periodic benefit cost included the following components for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2011	2010	2009
Service cost	$1,165	$1,017	$902
Interest cost	934	849	780
Net loss recognition	159	81	87
Net periodic cost	$2,258	$1,947	$1,769

Other changes recognized in other comprehensive income (loss):
Other comprehensive gain (loss) attributable to change from prior year	2,823	331

Total recognized in net periodic benefit cost and
other comprehensive income (loss)	$5,081	$2,278

The estimated transition obligation, actuarial loss and prior service cost that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year are $0 thousand, $328 thousand and $0 thousand, respectively.

The weighted average discount rates used to determine net periodic benefit cost for 2011, 2010 and 2009 were 5.60%, 6.10% and 6.25%, respectively.

The weighted average discount rates used to determine the actuarial present value of the projected benefit obligation at year end 2011, 2010 and 2009 were 4.60%, 5.60% and 6.10%, respectively.

The following table displays the expected benefit payments in the years indicated:

(Dollars in thousands)
2012	$469
2013	597
2014	717
2015	900
2016	1,048
Next 5 years	8,000

Index

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

Under Bermuda law, Bermuda Re and Everest International are prohibited from declaring or making payment of a dividend if they fail to meet their minimum solvency margin or minimum liquidity ratio.  As long term insurers, Bermuda Re and Everest International are also unable to declare or pay a dividend to anyone who is not a policyholder unless, after payment of the dividend, the value of the assets in their long term business fund, as certified by their approved actuary, exceeds their liabilities for long term business by at least the $250 thousand minimum solvency margin.  Prior approval of the Bermuda Monetary Authority is required if Bermuda Re’s or Everest International’s dividend payments would exceed 25% of their prior year-end total statutory capital and surplus.

Under Irish corporate and regulatory law, Holdings Ireland and its subsidiaries are limited as to the dividends they can pay based on retained earnings and net income (loss) and/or capital and minimum solvency requirements.

Delaware law provides that an insurance company which is a member of an insurance holding company system and is domiciled in the state shall not pay dividends without giving prior notice to the Insurance Commissioner of Delaware and may not pay dividends without the approval of the Insurance Commissioner if the value of the proposed dividend, together with all other dividends and distributions made in the preceding twelve months, exceeds the greater of (1) 10% of statutory surplus or (2) net income, not including realized capital gains, each as reported in the prior year’s statutory annual statement.  In addition, no dividend may be paid in excess of unassigned earned surplus.  At December 31, 2011, Everest Re has $232,211 thousand available for payment of dividends in 2012 without the need for prior regulatory approval.

Statutory Financial Information.
Everest Re prepares its statutory financial statements in accordance with accounting practices prescribed or permitted by the National Association of Insurance Commissioners (“NAIC”) and the Delaware Insurance Department.  Prescribed statutory accounting practices are set forth in the NAIC Accounting Practices and Procedures Manual.  The capital and statutory surplus of Everest Re was $2,322,115 thousand and $2,527,519 thousand at December 31, 2011 and 2010, respectively.  The statutory net loss of Everest Re was $326,400 thousand for the year ended December 31, 2011 and the statutory net income of Everest Re was $218,452 thousand and $442,735 thousand for the years ended December 31, 2010 and 2009, respectively.

Bermuda Re prepares its statutory financial statements in conformity with the accounting principles set forth in Bermuda in The Insurance Act 1978, amendments thereto and related regulations.  The statutory capital and surplus of Bermuda Re was $2,736,599 thousand and $2,818,655 thousand at December 31, 2011 and 2010, respectively.  The statutory net income of Bermuda Re was $97,359 thousand, $391,862 thousand and $441,748 thousand for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Index

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

	At December 31,
(Dollars in thousands)	2011	2010
	$143,447	$150,560

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

	At December 31,
(Dollars in thousands)	2011	2010
	$27,634	$26,542

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

Under the 2010 Employee Plan, 4,000,000 common shares have been authorized to be granted as non-qualified share options, incentive share options, share appreciation rights or restricted share and share awards to officers and key employees of the Company.  At December 31, 2011, there were 3,464,709 remaining shares available to be granted under the 2010 Employee Plan.  The 2010 Employee Plan replaced the 2002 Employee Plan, which replaced the 1995 Employee Plan; therefore, no further awards will be granted under the 2002 Employee Plan or the 1995 Employee Plan.  Through December 31, 2011, only non-qualified share options and restricted share awards had been granted under the employee plans. Under the 2009 Director Plan, 37,439 common shares have been authorized to be granted as share options or restricted share awards to non-employee directors of the Company.  At December 31, 2011, there were 35,192 remaining shares available to be granted under the 2009 Director Plan.  The 2009 Director Plan replaced the 1995 Director Plan, which expired.  Under the 2003 Director Plan, 500,000 common shares have been authorized to be granted as share options or share awards to non-employee directors of the Company.  At December 31, 2011 there were 431,000 remaining shares available to be granted under the 2003 Director Plan.

Index

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

For share options and restricted shares granted under the 2010 Employee Plan, the 2002 Employee Plan, the 1995 Employee Plan, the 2009 Director Plan, the 2003 Director Plan and the 1995 Director Plan, share-based compensation expense recognized in the consolidated statements of operations and comprehensive income (loss) was $17,693 thousand, $14,726 thousand and $13,296 thousand for the years ended December 31, 2011, 2010 and 2009, respectively.  The corresponding income tax benefit recorded in the consolidated statements of operations and comprehensive income (loss) for share-based compensation was $5,576 thousand, $4,391 thousand and $4,152 thousand for the years ended December 31, 2011, 2010 and 2009, respectively.

For the year ended December 31, 2011, share-based compensation awards granted were 226,700 restricted shares; and 345,600 options, granted on February 24, 2011 and May 18, 2011, with a grant exercise price of $86.62 and $90.49, respectively, per share and a per option fair value of $21.85 and $21.89, respectively.  The fair value per option was calculated on the date of the grant using the Black-Scholes option valuation model.  The following assumptions were used in calculating the fair value of the options granted:

	Years Ended December 31,
	2011	2010	2009
Weighted-average volatility	26.46%	26.82%	27.32%
Weighted-average dividend yield	2.00%	2.00%	2.00%
Weighted-average expected term	6.73 years	6.74 years	6.63 years
Weighted-average risk-free rate	2.80%	3.04%	2.13%

In 2008, the Company adopted the required FASB accounting guidance that recognizes, as an increase to additional paid-in capital, a realized income tax benefit from dividends, charged to retained earnings and paid to employees on equity classified non-vested equity shares.  In addition, the amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards.  For the years ended December 31, 2011, 2010 and 2009, the Company recognized $217 thousand, $124 thousand and $99 thousand, respectively, of additional paid-in capital due to tax benefits from dividends on restricted shares.

Index

A summary of the option activity under the Company’s shareholder approved and non-approved plans as of December 31, 2011, 2010 and 2009, and changes during the year then ended is presented in the following tables:

Compensation plans approved by shareholders:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
(Aggregate Intrinsic Value in thousands)		Exercise	Contractual	Intrinsic
Options	Shares	Price/Share	Term	Value
Outstanding at January 1, 2011	2,657,796	$81.16
Granted	345,600	86.68
Exercised	477,320	66.12
Forfeited/Cancelled/Expired	209,800	88.91
Outstanding at December 31, 2011	2,316,276	84.39	6.0	$12,121

Exercisable at December 31, 2011	1,229,481	84.94	4.4	$7,920

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
(Aggregate Intrinsic Value in thousands)		Exercise	Contractual	Intrinsic
Options	Shares	Price/Share	Term	Value
Outstanding at January 1, 2010	2,418,756	$79.86
Granted	384,890	84.63
Exercised	78,730	52.35
Forfeited/Cancelled/Expired	67,120	87.75
Outstanding at December 31, 2010	2,657,796	81.16	5.8	$22,309

Exercisable at December 31, 2010	1,479,176	79.33	3.9	$15,773

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
(Aggregate Intrinsic Value in thousands)		Exercise	Contractual	Intrinsic
Options	Shares	Price/Share	Term	Value
Outstanding at January 1, 2009	1,967,626	$80.29
Granted	654,900	72.01
Exercised	138,170	43.55
Forfeited/Cancelled/Expired	65,600	91.06
Outstanding at December 31, 2009	2,418,756	79.86	6.2	$26,186

Exercisable at December 31, 2009	1,251,276	75.78	4.2	$17,304

Index

Compensation plans not approved by shareholders:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
(Aggregate Intrinsic Value in thousands)		Exercise	Contractual	Intrinsic
Options	Shares	Price/Share	Term	Value
Outstanding at January 1, 2011	20,000	$48.01
Granted	-	-
Exercised	20,000	48.01
Forfeited/Cancelled/Expired	-	-
Outstanding at December 31, 2011	-	-	0.0	$-

Exercisable at December 31, 2011	-	-	0.0	$-

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
(Aggregate Intrinsic Value in thousands)		Exercise	Contractual	Intrinsic
Options	Shares	Price/Share	Term	Value
Outstanding at January 1, 2010	37,500	$43.48
Granted	-	-
Exercised	17,500	38.30
Forfeited/Cancelled/Expired	-	-
Outstanding at December 31, 2010	20,000	48.01	0.7	$742

Exercisable at December 31, 2010	20,000	48.01	0.7	$742

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
(Aggregate Intrinsic Value in thousands)		Exercise	Contractual	Intrinsic
Options	Shares	Price/Share	Term	Value
Outstanding at January 1, 2009	83,000	$37.09
Granted	-	-
Exercised	45,500	31.83
Forfeited/Cancelled/Expired	-	-
Outstanding at December 31, 2009	37,500	43.48	1.4	$1,592

Exercisable at December 31, 2009	37,500	43.48	1.4	$1,592

The weighted-average grant-date fair value of options granted during the years 2011, 2010 and 2009 was $21.85, $22.06 and $17.54 per share, respectively.  The aggregate intrinsic value (market price less exercise price) of options exercised during the years ended December 31, 2011, 2010 and 2009 was $11,845 thousand, $3,305 thousand and $7,547 thousand, respectively.  The cash received from the exercised share options for the year ended December 31, 2011 was $32,519 thousand.  The tax benefit realized from the options exercised for the year ended December 31, 2011 was $4,071 thousand.

Index

The following table summarizes information about share options outstanding for the period indicated:

	At December 31, 2011
	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
	Number	Remaining	Average	Number	Average
Range of	Outstanding	Contractual	Exercise	Exercisable	Exercise
Exercise Prices	at 12/31/11	Life	Price	at 12/31/11	Price
$53.1375 - $63.7650	93,450	0.7	$55.60	93,450	$55.60
$63.7651 - $74.3925	765,036	5.4	72.54	445,896	73.14
$74.3926 - $85.0200	334,990	8.1	84.63	69,095	84.63
$85.0201 - $95.6475	547,850	7.0	89.98	214,550	95.13
$95.6476 - $106.2750	574,950	5.6	99.36	406,490	99.30
	2,316,276	6.0	84.39	1,229,481	84.94

The following table summarizes the status of the Company’s non-vested shares and changes for the periods indicated:

	Years Ended December 31,
	2011		2010		2009
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
Restricted (non-vested) Shares	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Outstanding at January 1,	250,125	$84.09	200,446	$82.45	139,662	$96.39
Granted	226,700	86.15	150,055	84.66	131,700	73.25
Vested	69,872	85.61	58,376	86.62	39,216	95.83
Forfeited	34,500	83.39	42,000	74.79	31,700	89.06
Outstanding at December 31,	372,453	85.12	250,125	84.09	200,446	82.45

As of December 31, 2011, there was $22,648 thousand of total unrecognized compensation cost related to non-vested share-based compensation expense.  That cost is expected to be recognized over a weighted-average period of 2.8 years.  The total fair value of shares vested during the years ended December 31, 2011, 2010 and 2009, was $5,981 thousand, $5,057 thousand and $3,758 thousand, respectively.  The tax benefit realized from the shares vested for the year ended December 31, 2011 was $1,714 thousand.

In addition to the 2010 Employee Plan, the 2002 Employee Plan, the 1995 Employee Plan, the 2009 Director Plan, the 2003 Director Plan and the 1995 Director Plan, Group issued 668 common shares in 2011, 0 common shares in 2010 and 488 common shares in 2009 to the Company’s non-employee directors as compensation for their service as directors.  These issuances had aggregate values of approximately $56 thousand, $0 and $37 thousand, respectively.

Since its 1995 initial public offering, the Company has issued to certain key employees of the Company 977,980 restricted common shares, of which 160,160 restricted shares have been cancelled. The Company has issued to non-employee directors of the Company 58,157 restricted common shares, of which no restricted shares have been cancelled.  The Company acquired 33,225, 4,531 and 12,489 common shares at a cost of $2,970 thousand, $397 thousand and $1,039 thousand in 2011, 2010 and 2009, respectively, from employees who chose to pay required withholding taxes with shares exercised or restricted shares vested. The Company acquired 201,287, 7,281 and 4,688 common shares at a cost of $17,951, $618 and $325 thousand in 2011, 2010 and 2009, respectively, from employees and non-employee directors who chose to pay the option grant price with shares.

Index

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

19.  SEGMENT REPORTING

During the quarter ended September 30, 2011, the Company realigned its reporting segments to reflect recent changes in the type and volume of business written. The Company previously reported the results of Marine & Aviation, Surety, Accident and Health (“A&H”) Reinsurance and A&H Primary operations as a separate segment—Specialty Underwriting.  The A&H primary business, which is a relatively new line of business for the Company, has increased significantly, representing approximately 2% of premiums earned and is projected to continue to grow.  The A&H primary business is better aligned with the Insurance reporting segment based on the similarities of this business with those businesses already reflected in the Insurance segment.  The other operating units included in the Specialty Underwriting segment would have encompassed less than 5% of the Company’s premiums earned and their volume is projected to remain less than 5%.  As a result of the size of these remaining operating units and their similarity to the business reported within U.S. Reinsurance, they have been reclassified to the U.S. Reinsurance segment.  There has been no change to the International and Bermuda reporting segments.  The Company has restated all segment information for prior years to conform to the new reporting segment structure.

The U.S. Reinsurance operation writes property and casualty reinsurance and specialty lines of business, including Marine, Aviation, Surety and A&H business, on both a treaty and facultative basis, through reinsurance brokers, as well as directly with ceding companies primarily within the U.S.  The Insurance operation writes property and casualty insurance, including medical stop loss insurance, directly and through general agents, brokers and surplus lines brokers within the U.S. and Canada.  The International operation writes non-U.S. property and casualty reinsurance through Everest Re’s branches in Canada and Singapore and through offices in Brazil, Miami and New Jersey. The Bermuda operation provides reinsurance and insurance to worldwide property and casualty markets and reinsurance to life insurers through brokers and directly with ceding companies from its Bermuda office and reinsurance to the United Kingdom and European markets through its UK branch and Ireland Re.

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

Index

The following tables present the underwriting results for the operating segments for the periods indicated:

U.S. Reinsurance	Years Ended December 31,
(Dollars in thousands)	2011	2010	2009
Gross written premiums	$1,346,830	$1,395,433	$1,407,078
Net written premiums	1,344,273	1,392,637	1,397,182

Premiums earned	$1,312,713	$1,386,951	$1,384,873
Incurred losses and LAE	1,034,111	900,938	738,134
Commission and brokerage	327,845	351,559	344,737
Other underwriting expenses	39,290	42,510	44,900
Underwriting gain (loss)	$(88,533)	$91,944	$257,102

Insurance	Years Ended December 31,
(Dollars in thousands)	2011	2010	2009
Gross written premiums	$975,639	$865,371	$842,564
Net written premiums	820,519	620,301	656,178

Premiums earned	$821,159	$641,108	$671,119
Incurred losses and LAE	705,914	536,753	538,626
Commission and brokerage	137,653	120,785	124,388
Other underwriting expenses	89,501	69,676	74,627
Underwriting gain (loss)	$(111,909)	$(86,106)	$(66,522)

International	Years Ended December 31,
(Dollars in thousands)	2011	2010	2009
Gross written premiums	$1,238,444	$1,206,953	$1,084,476
Net written premiums	1,218,561	1,199,594	1,081,337

Premiums earned	$1,244,492	$1,168,130	$1,053,538
Incurred losses and LAE	1,372,309	1,050,079	613,251
Commission and brokerage	310,992	288,423	267,121
Other underwriting expenses	27,307	27,646	23,083
Underwriting gain (loss)	$(466,116)	$(198,018)	$150,083

Bermuda	Years Ended December 31,
(Dollars in thousands)	2011	2010	2009
Gross written premiums	$725,261	$732,962	$794,837
Net written premiums	725,546	733,046	795,064

Premiums earned	$722,983	$738,436	$784,568
Incurred losses and LAE	613,870	457,942	484,047
Commission and brokerage	174,031	171,088	192,087
Other underwriting expenses	26,305	26,426	24,568
Underwriting gain (loss)	$(91,223)	$82,980	$83,866

Index

The following table reconciles the underwriting results for the operating segments to income before taxes as reported in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2011	2010	2009
Underwriting gain (loss)	$(757,781)	$(109,200)	$424,529
Net investment income	620,041	653,463	547,793
Net realized capital gains (losses)	6,923	101,911	(2,312)
Realized gain on debt repurchase	-	-	78,271
Net derivative gain (loss)	(11,261)	(1,119)	3,204
Corporate expenses	(16,461)	(14,914)	(17,607)
Interest, fee and bond issue cost amortization expense	(52,319)	(55,830)	(72,081)
Other income (expense)	(23,089)	16,927	(22,476)
Income (loss) before taxes	$(233,947)	$591,238	$939,321

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

	Years Ended December 31,
(Dollars in thousands)	2011	2010	2009
United Kingdom	$453,169	$498,437	$497,595

Approximately 24.8%, 22.3% and 22.4% of the Company’s gross written premiums in 2011, 2010 and 2009, respectively, were sourced through the Company’s largest intermediary.

20.  ACQUISITIONS

During the first quarter of 2011, the Company made several acquisitions to expand its domestic and Canadian insurance operations.  Below are descriptions of the transactions.

On January 2, 2011, the Company acquired the entire business and operations of Heartland of Topeka, Kansas for $55,000 thousand in cash, plus contingent payments in future periods based upon achievement of performance targets. Heartland is a managing general agent specializing in crop insurance.

On January 28, 2011, the Company acquired the entire business and operations of Premiere of Toronto, Canada. Premiere is a managing general agent specializing in entertainment and sports and leisure risks.  On January 31, 2011, the Company acquired the renewal rights and operations of the financial lines business of Executive Risk Insurance Services, Ltd. (“Executive Risk”) of Toronto, Canada. The financial lines business of Executive Risk mainly underwrites Directors and Officers Liability, Fidelity, and Errors and Omissions Liability.

Overall, the Company recorded $35,068 thousand of goodwill and $26,903 thousand of intangible assets related to these acquisitions, which are reported as part of other assets within the consolidated balance sheets.  All intangible assets recorded as part of these acquisitions will be amortized on a straight line basis over seven years.

21.  SUBSEQUENT EVENTS

The Company has evaluated known recognized and non-recognized subsequent events.  The Company does not have any subsequent events to report.

Index

22.  UNAUDITED QUARTERLY FINANCIAL DATA

Summarized quarterly financial data for the periods indicated:

	2011
(Dollars in thousands, except per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Operating data:
Gross written premiums	$1,064,929	$987,865	$1,128,506	$1,104,874
Net written premiums	1,019,884	955,121	1,090,790	1,043,104

Premiums earned	1,011,446	1,039,835	1,044,338	1,005,728
Net investment income	178,705	158,618	156,465	126,253
Net realized capital gains (losses)	12,156	(4,845)	(137,671)	137,283
Total claims and underwriting expenses	1,531,189	1,019,060	998,117	1,310,762
Net income (loss)	(315,894)	131,312	63,054	41,042

Earnings per common share:
Basic	$(5.81)	$2.42	$1.16	$0.76
Diluted	$(5.81)	$2.41	$1.16	$0.76

	2010
(Dollars in thousands, except per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Operating data:
Gross written premiums	$1,021,019	$1,013,509	$1,163,591	$1,002,600
Net written premiums	969,253	948,970	1,085,225	942,130

Premiums earned	927,302	989,899	997,265	1,020,159
Net investment income	161,499	165,731	141,368	184,865
Net realized capital gains (losses)	72,718	(41,693)	38,295	32,591
Total claims and underwriting expenses	1,158,462	922,188	956,597	1,006,578
Net income (loss)	(22,652)	156,673	174,200	302,533

Earnings per common share:
Basic	$(0.38)	$2.70	$3.12	$5.53
Diluted	$(0.38)	$2.70	$3.11	$5.51

Index

SCHEDULE I — SUMMARY OF INVESTMENTS —
OTHER THAN INVESTMENTS IN RELATED PARTIES
December 31, 2011

Column A	Column B	Column C	Column D
			Amount
			Shown in
		Market	Balance
(Dollars in thousands)	Cost	Value	Sheet
Fixed maturities-available for sale
Bonds:
U.S. government and government agencies	$284,514	$300,634	$300,634
State, municipalities and political subdivisions	1,558,615	1,660,905	1,660,905
Foreign government securities	1,555,707	1,668,218	1,668,218
Foreign corporate securities	2,086,951	2,146,631	2,146,631
Public utilities	323,921	351,653	351,653
All other corporate bonds	3,319,466	3,471,858	3,471,858
Mortgage - backed securities:
Commercial	310,387	321,427	321,427
Agency residential	2,198,937	2,282,593	2,282,593
Non-agency residential	53,365	53,089	53,089
Redeemable preferred stock	39,310	36,516	36,516
Total fixed maturities-available for sale	11,731,173	12,293,524	12,293,524
Fixed maturities - available for sale at fair value (1)	113,859	113,606	113,606
Equity securities - available for sale at market value	463,620	448,930	448,930
Equity securities - available for sale at fair value (1)	1,164,187	1,249,106	1,249,106
Short-term investments	685,332	685,332	685,332
Other invested assets	558,232	558,232	558,232
Cash	448,651	448,651	448,651

Total investments and cash	$15,165,054	$15,797,381	$15,797,381

(1) Original cost does not reflect fair value adjustments, which have been realized through the statements of operations and comprehensive income (loss).

Index

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED BALANCE SHEETS

	December 31,
(Dollars and share amounts in thousands, except par value per share)	2011	2010

ASSETS:
Fixed maturities - available for sale, at market value	$67,483	$76,992
(amortized cost: 2011, $66,074; 2010, $76,168)
Short-term investments	42,370	72,550
Cash	262	49
Investment in subsidiaries, at equity in the underlying net assets	5,961,172	6,134,331
Accrued investment income	551	579
Receivable from subsidiaries	728	762
Other assets	219	5
TOTAL ASSETS	$6,072,785	$6,285,268

LIABILITIES:
Due to subsidiaries	$878	$688
Other liabilities	532	1,063
Total liabilities	1,410	1,751

SHAREHOLDERS' EQUITY:
Preferred shares, par value: $0.01; 50,000 shares authorized;
no shares issued and outstanding	-	-
Common shares, par value: $0.01; 200,000 shares authorized;
(2011) 66,455 and (2010) 66,017 issued	665	660
Additional paid-in capital	1,892,988	1,863,031
Accumulated other comprehensive income (loss), net of deferred income
tax expense (benefit) of $112,969 at 2011 and $102,868 at 2010	366,978	332,258
Treasury shares, at cost; 12,719 shares (2011) and 11,589 shares (2010)	(1,073,970)	(981,480)
Retained earnings	4,884,714	5,069,048
Total shareholders' equity	6,071,375	6,283,517
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$6,072,785	$6,285,268

See notes to consolidated financial statements.

Index

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2011	2010	2009
(Dollars in thousands)
REVENUES:
Net investment income	$1,673	$1,125	$2,625
Net realized capital gains (losses)	-	7	(15,142)
Other income (expense)	(505)	(385)	(406)
Net income (loss) of subsidiaries	(71,233)	618,906	829,335
Total revenues	(70,065)	619,653	816,412

EXPENSES:
Other expenses	10,421	8,899	9,423
Total expenses	10,421	8,899	9,423

INCOME (LOSS) BEFORE TAXES	(80,486)	610,754	806,988
Income tax expense (benefit)	-	-	-

NET INCOME (LOSS)	$(80,486)	$610,754	$806,988

See notes to consolidated financial statements.

Index

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(Dollars in thousands)	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(80,486)	$610,754	$806,988
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in retained (earnings) deficit of subsidiaries	71,233	(618,906)	(829,335)
Dividends received from subsidiaries	190,000	215,000	350,000
Change in other assets and liabilities, net	(718)	2,849	(1,619)
Increase (decrease) in due to/from affiliates	224	(291)	750
Amortization of bond premium (accrual of bond discount)	875	733	80
Realized capital losses (gains)	-	(7)	15,142
Non-cash compensation expense	936	813	641
Net cash provided by (used in) operating activities	182,064	210,945	342,647

CASH FLOWS FROM INVESTING ACTIVITIES:
Additional investment in subsidiaries	(91,548)	(28,619)	(287,114)
Proceeds from fixed maturities matured/called - available for sale, at market value	9,219	4,211	3,672
Proceeds from fixed maturities sold - available for sale, at market value	-	7	227,298
Cost of fixed maturities acquired - available for sale, at market value	-	(81,113)	(20,577)
Net change in short-term investments	30,180	4,774	(4,621)
Net cash provided by (used in) investing activities	(52,149)	(100,740)	(81,342)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares issued during the period, net	29,025	17,038	19,990
Purchase of treasury shares	(54,879)	(18,963)	(164,757)
Dividends paid to shareholders	(103,848)	(108,477)	(116,856)
Net cash provided by (used in) financing activities	(129,702)	(110,402)	(261,623)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	-	-	-

Net increase (decrease) in cash	213	(197)	(318)
Cash, beginning of period	49	246	564
Cash, end of period	$262	$49	$246

Non-cash transaction:
Purchase of treasury shares by subsidiary	$37,611	$379,591	$25,840

See notes to consolidated financial statements.

Index

SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J
		Reserve				Incurred
Geographic Area		for Losses				Loss and	Amortization
	Deferred	and Loss	Unearned		Net	Loss	of Deferred	Other	Net
	Acquisition	Adjustment	Premium	Premiums	Investment	Adjustment	Acquisition	Operating	Written
(Dollars in thousands)	Costs	Expenses	Reserves	Earned	Income	Expenses	Costs	Expenses	Premium
December 31, 2011
Domestic	$257,155	$6,104,930	$979,490	$2,133,872	$263,608	$1,740,025	$465,498	$128,791	$2,164,792
International	72,856	2,145,726	263,373	1,244,492	51,232	1,372,309	310,992	27,307	1,218,561
Bermuda	48,015	1,872,559	169,915	722,983	305,201	613,870	174,031	26,305	725,546
Total	$378,026	$10,123,215	$1,412,778	$4,101,347	$620,041	$3,726,204	$950,521	$182,403	$4,108,899

December 31, 2010
Domestic	$258,688	$5,944,708	$998,755	$2,028,059	$307,274	$1,437,691	$472,344	$112,186	$2,012,938
International	79,385	1,665,932	288,721	1,168,130	44,088	1,050,079	288,423	27,646	1,199,594
Bermuda	45,696	1,729,543	167,743	738,436	302,101	457,942	171,088	26,426	733,046
Total	$383,769	$9,340,183	$1,455,219	$3,934,625	$653,463	$2,945,712	$931,855	$166,258	$3,945,578

December 31, 2009
Domestic	$249,833	$5,952,679	$988,901	$2,055,992	$224,468	$1,276,760	$469,125	$119,527	$2,053,360
International	68,561	1,305,798	250,419	1,053,538	37,681	613,251	267,121	23,083	1,081,337
Bermuda	43,952	1,679,381	176,082	784,568	285,644	484,047	192,087	24,568	795,064
Total	$362,346	$8,937,858	$1,415,402	$3,894,098	$547,793	$2,374,058	$928,333	$167,178	$3,929,761

Index

SCHEDULE IV — REINSURANCE

Column A	Column B	Column C	Column D	Column E	Column F
		Ceded to	Assumed
	Gross	Other	from Other	Net	Assumed
(Dollars in thousands)	Amount	Companies	Companies	Amount	to Net

December 31, 2011
Total property and liability insurance
premiums earned	$871,598	$224,873	$3,454,622	$4,101,347	84.2%

December 31, 2010
Total property and liability insurance
premiums earned	$823,811	$230,163	$3,340,977	$3,934,625	84.9%

December 31, 2009
Total property and liability insurance
premiums earned	$808,793	$170,544	$3,255,849	$3,894,098	83.6%