Form 10-Q
period 2012-03-31
EVEREST RE GROUP LTD
filed 2012-05-10
CIK 1095073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2012	Commission file number: 1-15731

EVEREST RE GROUP, LTD.
(Exact name of registrant as specified in its charter)

Bermuda	98-0365432
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

Large accelerated filer	X	Accelerated filer
Non-accelerated filer		Smaller reporting company
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Class	At May 1, 2012
Common Shares, $0.01 par value	52,745,175

EVEREST RE GROUP, LTD

Form 10-Q

Page
PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

PART I

ITEM 1.  FINANCIAL STATEMENTS

EVEREST RE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Dollars and share amounts in thousands, except par value per share)	2012	2011
	(unaudited)
ASSETS:
Fixed maturities - available for sale, at market value	$12,391,745	$12,293,524
(amortized cost: 2012, $11,767,105; 2011, $11,731,173)
Fixed maturities - available for sale, at fair value	64,936	113,606
Equity securities - available for sale, at market value (cost: 2012, $450,592; 2011, $463,620)	458,752	448,930
Equity securities - available for sale, at fair value	1,211,337	1,249,106
Short-term investments	943,566	685,332
Other invested assets (cost: 2012, $574,575; 2011, $558,232)	574,575	558,232
Cash	472,047	448,651
Total investments and cash	16,116,958	15,797,381
Accrued investment income	125,889	130,193
Premiums receivable	1,045,107	1,077,548
Reinsurance receivables	574,330	580,339
Funds held by reinsureds	271,652	267,295
Deferred acquisition costs	370,355	378,026
Prepaid reinsurance premiums	80,895	85,409
Deferred tax asset	295,107	332,783
Federal income taxes recoverable	44,891	41,623
Other assets	240,216	202,958
TOTAL ASSETS	$19,165,400	$18,893,555

LIABILITIES:
Reserve for losses and loss adjustment expenses	$10,029,343	$10,123,215
Future policy benefit reserve	66,842	67,187
Unearned premium reserve	1,431,046	1,412,778
Funds held under reinsurance treaties	2,456	2,528
Commission reserves	48,306	55,103
Other net payable to reinsurers	49,748	51,564
5.4% Senior notes due 10/15/2014	249,870	249,858
6.6% Long term notes due 5/1/2067	238,355	238,354
Junior subordinated debt securities payable	329,897	329,897
Accrued interest on debt and borrowings	12,092	4,781
Equity index put option liability	63,546	69,729
Other liabilities	312,901	217,186
Total liabilities	12,834,402	12,822,180

Commitments and contingencies (Note 8)

SHAREHOLDERS' EQUITY:
Preferred shares, par value: $0.01; 50,000 shares authorized;
no shares issued and outstanding	-	-
Common shares, par value: $0.01; 200,000 shares authorized; (2012) 66,721
and (2011) 66,455 outstanding before treasury shares	667	665
Additional paid-in capital	1,901,322	1,892,988
Accumulated other comprehensive income (loss), net of deferred income tax expense
(benefit) of $121,121 at 2012 and $112,969 at 2011	464,201	366,978
Treasury shares, at cost; 14,096 shares (2012) and 12,719 shares (2011)	(1,198,969)	(1,073,970)
Retained earnings	5,163,777	4,884,714
Total shareholders' equity	6,330,998	6,071,375
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$19,165,400	$18,893,555

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
	March 31,
(Dollars in thousands, except per share amounts)	2012	2011
	(unaudited)
REVENUES:
Premiums earned	$997,978	$1,011,446
Net investment income	152,438	178,705
Net realized capital gains (losses):
Other-than-temporary impairments on fixed maturity securities	(5,888)	(14,767)
Other-than-temporary impairments on fixed maturity securities
transferred to other comprehensive income (loss)	-	-
Other net realized capital gains (losses)	104,607	26,923
Total net realized capital gains (losses)	98,719	12,156
Net derivative gain (loss)	6,183	7,525
Other income (expense)	(6,194)	(3,387)
Total revenues	1,249,124	1,206,445

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	602,466	1,249,776
Commission, brokerage, taxes and fees	237,503	236,457
Other underwriting expenses	48,495	44,956
Corporate expenses	4,661	3,928
Interest, fees and bond issue cost amortization expense	13,178	12,998
Total claims and expenses	906,303	1,548,115

INCOME (LOSS) BEFORE TAXES	342,821	(341,670)
Income tax expense (benefit)	38,117	(25,776)

NET INCOME (LOSS)	$304,704	$(315,894)

Other comprehensive income (loss), net of tax :
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period	80,127	(40,807)
Less: reclassification adjustment for realized losses (gains) included in net income (loss)	242	16,318
Total URA(D) on securities arising during the period	80,369	(24,489)
Foreign currency translation adjustments	15,870	28,822
Pension adjustments	984	746
Total other comprehensive income (loss), net of tax	97,223	5,079

COMPREHENSIVE INCOME (LOSS)	$401,927	$(310,815)

EARNINGS PER COMMON SHARE:
Basic	$5.70	$(5.81)
Diluted	5.68	(5.81)
Dividends declared	0.48	0.48

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY

	Three Months Ended
	March 31,
(Dollars in thousands, except share and dividends per share amounts)	2012	2011
	(unaudited)
COMMON SHARES (shares outstanding):
Balance, beginning of period	53,735,551	54,428,168
Issued during the period, net	266,698	224,303
Treasury shares acquired	(1,377,429)	(428,038)
Balance, end of period	52,624,820	54,224,433

COMMON SHARES (par value):
Balance, beginning of period	$665	$660
Issued during the period, net	2	2
Balance, end of period	667	662

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	1,892,988	1,863,031
Share-based compensation plans	8,334	5,122
Balance, end of period	1,901,322	1,868,153

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS),
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	366,978	332,258
Net increase (decrease) during the period	97,223	5,079
Balance, end of period	464,201	337,337

RETAINED EARNINGS:
Balance, beginning of period	4,884,714	5,069,048
Net income (loss)	304,704	(315,894)
Dividends declared ($0.48 per share in 2012 and 2011)	(25,641)	(26,045)
Balance, end of period	5,163,777	4,727,109

TREASURY SHARES AT COST:
Balance, beginning of period	(1,073,970)	(981,480)
Purchase of treasury shares	(124,999)	(37,611)
Balance, end of period	(1,198,969)	(1,019,091)

TOTAL SHAREHOLDERS' EQUITY, END OF PERIOD	$6,330,998	$5,914,170

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
(Dollars in thousands)	2012	2011
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$304,704	$(315,894)
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable	37,271	(118,423)
Decrease (increase) in funds held by reinsureds, net	(2,266)	16,843
Decrease (increase) in reinsurance receivables	20,782	17,218
Decrease (increase) in federal income taxes recoverable	(3,309)	(57,306)
Decrease (increase) in deferred tax asset	30,005	19,240
Decrease (increase) in prepaid reinsurance premiums	5,993	17,027
Increase (decrease) in reserve for losses and loss adjustment expenses	(172,164)	546,447
Increase (decrease) in future policy benefit reserve	(345)	(218)
Increase (decrease) in unearned premiums	12,593	(7,131)
Increase (decrease) in other net payable to reinsurers	(3,122)	(22,684)
Change in equity adjustments in limited partnerships	(12,520)	(36,305)
Change in other assets and liabilities, net	26,334	125,238
Non-cash compensation expense	5,722	3,446
Amortization of bond premium (accrual of bond discount)	14,766	12,752
Amortization of underwriting discount on senior notes	13	12
Net realized capital (gains) losses	(98,719)	(12,156)
Net cash provided by (used in) operating activities	165,738	188,106

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale, at market value	410,377	438,264
Proceeds from fixed maturities matured/called - available for sale, at fair value	-	6,900
Proceeds from fixed maturities sold - available for sale, at market value	218,078	530,910
Proceeds from fixed maturities sold - available for sale, at fair value	59,281	32,952
Proceeds from equity securities sold - available for sale, at market value	20,243	27,096
Proceeds from equity securities sold - available for sale, at fair value	243,656	56,667
Distributions from other invested assets	8,219	86,559
Cost of fixed maturities acquired - available for sale, at market value	(612,674)	(954,632)
Cost of fixed maturities acquired - available for sale, at fair value	(3,124)	(8,076)
Cost of equity securities acquired - available for sale, at market value	(6,452)	(87,128)
Cost of equity securities acquired - available for sale, at fair value	(113,345)	(128,642)
Cost of other invested assets acquired	(11,912)	(24,558)
Cost of businesses acquired	-	(63,100)
Net change in short-term investments	(257,705)	132,939
Net change in unsettled securities transactions	38,822	(127,860)
Net cash provided by (used in) investing activities	(6,536)	(81,709)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares issued during the period, net	2,611	1,678
Purchase of treasury shares	(124,999)	(37,611)
Revolving credit borrowings	-	(10,000)
Dividends paid to shareholders	(25,641)	(26,045)
Net cash provided by (used in) financing activities	(148,029)	(71,978)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	12,223	(8,680)

Net increase (decrease) in cash	23,396	25,739
Cash, beginning of period	448,651	258,408
Cash, end of period	$472,047	$284,147

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid (recovered)	$11,184	$11,924
Interest paid	5,698	5,519

Non-cash transaction:
Net assets acquired and liabilities assumed from business acquisitions	-	19,130

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended March 31, 2012 and 2011

1.  GENERAL

Everest Re Group, Ltd. (“Group”), a Bermuda company, through its subsidiaries, principally provides reinsurance and insurance in the U.S., Bermuda and international markets.  As used in this document, “Company” means Group and its subsidiaries.

2.  BASIS OF PRESENTATION

The unaudited consolidated financial statements of the Company for the three months ended March 31, 2012 and 2011 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis.  Certain financial information, which is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), has been omitted since it is not required for interim reporting purposes. The December 31, 2011 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  The results for the three months ended March 31, 2012 and 2011 are not necessarily indicative of the results for a full year.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2011, 2010 and 2009 included in the Company’s most recent Form 10-K filing.

All intercompany accounts and transactions have been eliminated.

Certain reclassifications and format changes have been made to prior period amounts to conform to the current period presentation.

Application of Recently Issued Accounting Standard Changes.

Intangibles-Goodwill or Other.  In September 2011, the Financial Accounting Standards Board (“FASB“) amended the authoritative guidance for disclosures on Goodwill Impairment.  The amendment allows an entity first to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis in determining whether it is necessary to perform the two-step goodwill impairment test.  This guidance is effective for periods beginning after December 15, 2011.  The Company implemented this guidance as of January 1, 2012.

Presentation of Comprehensive Income. In June 2011, FASB issued amendments to existing guidance to provide two alternatives for the presentation of comprehensive income. Components of net income and comprehensive income can either be presented within a single, continuous financial statement or be presented in two separate but consecutive financial statements.  The Company has chosen to present the components of net income and comprehensive income in a single, continuous financial statement.  The guidance is effective for reporting periods beginning after December 15, 2011.  The Company implemented this guidance as of January 1, 2012.

Common Fair Value Measurement. In May 2011, FASB issued amendments to existing guidance to achieve common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards. The amendments change wording used to describe many GAAP fair value measurement requirements and disclosures. FASB does not intend for the amendments to cause a change in application of fair value accounting guidance.  The guidance is effective for reporting periods beginning after December 15, 2011.  The Company implemented this guidance prospectively as of January 1, 2012.

Treatment of Insurance Contract Acquisition Costs. In October 2010, the FASB issued authoritative guidance for the accounting for costs associated with acquiring or renewing insurance contracts.  The guidance identifies the incremental direct costs of contract acquisition and costs directly related to acquisition activities that should be capitalized.  This guidance is effective for reporting periods beginning after December 15, 2011.  The Company implemented this guidance as of January 1, 2012 and determined that $13,492 thousand of previously deferrable acquisition costs will be expensed during 2012 and the first quarter of 2013, including $2,646 thousand of previously deferrable acquisition costs expensed in the three months ended March 31, 2012.  If the guidance had been applicable for the prior period, the Company would have expensed $3,046 thousand of deferrable acquisition costs during the three months ended March 31, 2011.

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

3.  INVESTMENTS

The amortized cost, market value and gross unrealized appreciation and depreciation of available for sale, fixed maturity and equity security investments, carried at market value, are as follows for the periods indicated:

	At March 31, 2012
	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$287,062	$11,978	$(683)	$298,357
Obligations of U.S. states and political subdivisions	1,445,314	96,990	(304)	1,542,000
Corporate securities	3,537,195	218,364	(12,539)	3,743,020
Asset-backed securities	199,085	7,510	(430)	206,165
Mortgage-backed securities
Commercial	316,313	24,017	(7,039)	333,291
Agency residential	2,075,195	82,127	(3,295)	2,154,027
Non-agency residential	16,349	709	(241)	16,817
Foreign government securities	1,582,020	119,401	(4,316)	1,697,105
Foreign corporate securities	2,308,572	110,710	(18,319)	2,400,963
Total fixed maturity securities	$11,767,105	$671,806	$(47,166)	$12,391,745
Equity securities	$450,592	$9,622	$(1,462)	$458,752

	At December 31, 2011
	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$284,514	$16,407	$(287)	$300,634
Obligations of U.S. states and political subdivisions	1,558,615	102,815	(525)	1,660,905
Corporate securities	3,495,761	197,914	(27,054)	3,666,621
Asset-backed securities	186,936	7,020	(550)	193,406
Mortgage-backed securities
Commercial	310,387	20,942	(9,902)	321,427
Agency residential	2,198,937	86,722	(3,066)	2,282,593
Non-agency residential	53,365	499	(775)	53,089
Foreign government securities	1,555,707	120,900	(8,389)	1,668,218
Foreign corporate securities	2,086,951	91,869	(32,189)	2,146,631
Total fixed maturity securities	$11,731,173	$645,088	$(82,737)	$12,293,524
Equity securities	$463,620	$4,060	$(18,750)	$448,930

The $1,697,105 thousand of foreign government securities at March 31, 2012 included $764,490 thousand of European sovereign securities.  Approximately 57.7%, 22.4%, 7.5% and 5.2% of European Sovereign Securities represented securities held in the governments of the United Kingdom, France, Austria, and the Netherlands, respectively.  No other countries represented more than 5% of the European sovereign securities.  The Company held no sovereign securities of Portugal, Italy, Ireland, Greece or Spain at March 31, 2012.

In accordance with FASB guidance, the Company reclassified the non-credit portion of other-than-temporary impairments from retained earnings into accumulated other comprehensive income (loss), on April 1, 2009.  The table below presents the pre-tax cumulative unrealized appreciation (depreciation) on those corporate securities, for the periods indicated:

(Dollars in thousands)	At March 31, 2012	At December 31, 2011
Pre-tax cumulative unrealized appreciation (depreciation)	$3,469	$2,567

The amortized cost and market value of fixed maturity securities are shown in the following table by contractual maturity.  Mortgage-backed securities are generally more likely to be prepaid than other fixed maturity securities. As the stated maturity of such securities may not be indicative of actual maturities, the totals for mortgage-backed and asset-backed securities are shown separately.

	At March 31, 2012		At December 31, 2011
	Amortized	Market	Amortized	Market
(Dollars in thousands)	Cost	Value	Cost	Value
Fixed maturity securities – available for sale:
Due in one year or less	$647,910	$651,754	$494,098	$494,911
Due after one year through five years	5,146,650	5,385,790	5,052,484	5,268,748
Due after five years through ten years	2,202,520	2,370,685	2,188,080	2,325,142
Due after ten years	1,163,083	1,273,216	1,246,886	1,354,208
Asset-backed securities	199,085	206,165	186,936	193,406
Mortgage-backed securities:
Commercial	316,313	333,291	310,387	321,427
Agency residential	2,075,195	2,154,027	2,198,937	2,282,593
Non-agency residential	16,349	16,817	53,365	53,089
Total fixed maturity securities	$11,767,105	$12,391,745	$11,731,173	$12,293,524

The changes in net unrealized appreciation (depreciation) for the Company’s investments are derived from the following sources for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2012	2011
Increase (decrease) during the period between the market value and cost of investments carried at market value, and deferred taxes thereon:
Fixed maturity securities	$61,387	$(36,546)
Fixed maturity securities, other-than-temporary impairment	902	1,164
Equity securities	22,850	(620)
Other invested assets	-	1,435
Change in unrealized appreciation (depreciation), pre-tax	85,139	(34,567)
Deferred tax benefit (expense)	(4,777)	10,085
Deferred tax benefit (expense), other-than-temporary impairment	7	(7)
Change in unrealized appreciation (depreciation),
net of deferred taxes, included in shareholders’ equity	$80,369	$(24,489)

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

Retrospective adjustments are employed to recalculate the values of asset-backed securities. All of the Company’s asset-backed and mortgage-backed securities have a pass-through structure. Each acquisition lot is reviewed to recalculate the effective yield. The recalculated effective yield is used to derive a book value as if the new yield were applied at the time of acquisition. Outstanding principal factors from the time of acquisition to the adjustment date are used to calculate the prepayment history for all applicable securities. Conditional prepayment rates, computed with life to date factor histories and weighted average maturities, are used in the calculation of projected prepayments for pass-through security types.

The tables below display the aggregate market value and gross unrealized depreciation of fixed maturity and equity securities, by security type and contractual maturity, in each case subdivided according to length of time that individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at March 31, 2012 By Security Type
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$19,039	$(166)	$6,169	$(517)	$25,208	$(683)
Obligations of U.S. states and political subdivisions	-	-	5,726	(304)	5,726	(304)
Corporate securities	244,691	(4,658)	105,772	(7,881)	350,463	(12,539)
Asset-backed securities	23,227	(206)	1,698	(224)	24,925	(430)
Mortgage-backed securities
Commercial	10,096	(521)	36,542	(6,518)	46,638	(7,039)
Agency residential	342,719	(2,759)	44,730	(536)	387,449	(3,295)
Non-agency residential	945	(7)	2,486	(234)	3,431	(241)
Foreign government securities	25,124	(220)	88,749	(4,096)	113,873	(4,316)
Foreign corporate securities	186,029	(2,289)	214,345	(16,030)	400,374	(18,319)
Total fixed maturity securities	$851,870	$(10,826)	$506,217	$(36,340)	$1,358,087	$(47,166)
Equity securities	117,346	(1,459)	12	(3)	117,358	(1,462)
Total	$969,216	$(12,285)	$506,229	$(36,343)	$1,475,445	$(48,628)

	Duration of Unrealized Loss at March 31, 2012 By Maturity
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities
Due in one year or less	$15,653	$(198)	$61,764	$(7,542)	$77,417	$(7,740)
Due in one year through five years	273,642	(3,059)	204,192	(13,679)	477,834	(16,738)
Due in five years through ten years	160,941	(2,789)	124,029	(4,280)	284,970	(7,069)
Due after ten years	24,647	(1,287)	30,776	(3,327)	55,423	(4,614)
Asset-backed securities	23,227	(206)	1,698	(224)	24,925	(430)
Mortgage-backed securities	353,760	(3,287)	83,758	(7,288)	437,518	(10,575)
Total fixed maturity securities	$851,870	$(10,826)	$506,217	$(36,340)	$1,358,087	$(47,166)

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position at March 31, 2012 were $1,475,445 thousand and $48,628 thousand, respectively.  There were no unrealized losses on a single issuer that exceeded 0.02% of the market value of the fixed maturity securities at March 31, 2012.  In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector.  The $10,826  thousand of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were generally comprised of domestic and foreign corporate securities and agency residential mortgage-backed securities.  Of these unrealized losses, $6,209 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating organization. The $36,340 thousand of unrealized losses related to fixed maturity securities in an unrealized loss position for more than one year related primarily to domestic and foreign corporate securities, foreign government securities and commercial mortgage-backed securities.  Of these unrealized losses, $27,397 thousand related to securities that were rated investment grade by at least one nationally recognized statistical rating organization.  The non-investment grade securities with unrealized losses were mainly comprised of corporate securities.  The gross unrealized depreciation for mortgage-backed securities included $306 thousand related to sub-prime and alt-A loans.  In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations.  The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments.

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

The components of net investment income are presented in the table below for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2012	2011
Fixed maturity securities	$124,344	$132,856
Equity securities	17,276	11,863
Short-term investments and cash	169	237
Other invested assets
Limited partnerships	12,847	36,631
Other	1,518	597
Total gross investment income	156,154	182,184
Interest debited (credited) and other investment expense	(3,716)	(3,479)
Total net investment income	$152,438	$178,705

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

The Company had contractual commitments to invest up to an additional $147,398 thousand in limited partnerships at March 31, 2012.  These commitments will be funded when called in accordance with the partnership agreements, which have investment periods that expire, unless extended, through 2016.

The components of net realized capital gains (losses) are presented in the table below for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2012	2011
Fixed maturity securities, market value:
Other-than-temporary impairments	$(5,888)	$(14,767)
Gains (losses) from sales	4,067	(10,015)
Fixed maturity securities, fair value:
Gains (losses) from sales	5,207	(1,515)
Gains (losses) from fair value adjustments	3,032	(3,483)
Equity securities, market value:
Gains (losses) from sales	512	37
Equity securities, fair value:
Gains (losses) from sales	22,417	1,904
Gains (losses) from fair value adjustments	69,373	39,994
Short-term investments gain (loss)	(1)	1
Total net realized capital gains (losses)	$98,719	$12,156

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

The proceeds and split between gross gains and losses, from sales of fixed maturity and equity securities, are presented in the table below for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2012	2011
Proceeds from sales of fixed maturity securities	$277,359	$563,862
Gross gains from sales	13,889	17,350
Gross losses from sales	(4,615)	(28,880)

Proceeds from sales of equity securities	$263,899	$83,763
Gross gains from sales	27,513	2,482
Gross losses from sales	(4,584)	(541)

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

The Company sold six equity index put option contracts, based on the Standard & Poor’s 500 (“S&P 500”) index, for total consideration, net of commissions, of $22,530 thousand.  At March 31, 2012, fair value for these equity index put option contracts was $55,808 thousand.  These equity index put option contracts each have a single exercise date, with maturities ranging from 12 to 30 years and strike prices ranging from $1,141.21 to $1,540.63.  No amounts will be payable under these equity index put option contracts if the S&P 500 index is at, or above, the strike prices on the exercise dates, which fall between June 2017 and March 2031.  If the S&P 500 index is lower than the strike price on the applicable exercise date, the amount due would vary proportionately with the percentage by which the index is below the strike price.  Based on historical index volatilities and trends and the March 31, 2012 S&P 500 index value, the Company estimates the probability that each equity index put option contract of the S&P 500 index falling below the strike price on the exercise date to be less than 37%.  The theoretical maximum payouts under the equity index put option contracts would occur if on each of the exercise dates the S&P 500 index value were zero.  At March 31, 2012, the present value of these theoretical maximum payouts using a 6% discount factor was $289,566 thousand.

The Company sold one equity index put option contract based on the FTSE 100 index for total consideration, net of commissions, of $6,706 thousand.  At March 31, 2012, fair value for this equity index put option contract was $7,737 thousand.  This equity index put option contract has an exercise date of July 2020 and a strike price of ₤5,989.75.  No amount will be payable under this equity index put option contract if the FTSE 100 index is at, or above, the strike price on the exercise date.  If the FTSE 100 index is lower than the strike price on the exercise date, the amount due will vary proportionately with the percentage by which the index is below the strike price.  Based on historical index volatilities and trends and the March 31, 2012 FTSE 100 index value, the Company estimates the probability that the equity index put option contract of the FTSE 100 index will fall below the strike price on the exercise date to be less than 42%.  The theoretical maximum payout under the equity index put option contract would occur if on the exercise date the FTSE 100 index value was zero.  At March 31, 2012, the present value of the theoretical maximum payout using a 6% discount factor and current exchange rate was $32,091 thousand.

The fair value of the equity index put options can be found in the Company’s consolidated balance sheets as follows:

(Dollars in thousands)
Derivatives not designated as	Location of fair value	At	At
hedging instruments	in balance sheets	March 31, 2012	December 31, 2011

Equity index put option contracts	Equity index put option liability	$63,546	$69,729
Total		$63,546	$69,729

The change in fair value of the equity index put option contracts can be found in the Company’s statement of operations and comprehensive income (loss) as follows:

(Dollars in thousands)		For the Three Months Ended
Derivatives not designated as	Location of gain (loss) in statements of	March 31,
hedging instruments	operations and comprehensive income (loss)	2012	2011

Equity index put option contracts	Net derivative gain (loss)	$6,183	$7,525
Total		$6,183	$7,525

The Company’s equity index put option contracts contain provisions that require collateralization of the fair value, as calculated by the counterparty, above a specified threshold, which is based on the Company’s financial strength ratings (Moody’s Investors Service, Inc.) and/or debt ratings (Standard & Poor’s Ratings Services).  The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on March 31, 2012, was $63,546 thousand for which the Company had posted collateral with a market value of $48,918 thousand.  If on March 31, 2012, the Company’s ratings were such that the collateral threshold was zero, the Company’s collateral requirement would increase by $55,000 thousand.

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

In limited instances where prices are not provided by pricing services or in rare instances when a manager may not agree with the pricing service, price quotes on a non-binding basis are obtained from investment brokers.  The investment asset managers do not make any changes to prices received from either the pricing services or the investment brokers.  In addition, the investment asset managers have procedures in place to review the reasonableness of the prices from the service providers and may request verification of the prices.  In addition, the Company continually performs analytical reviews of price changes and tests the prices on a random basis to an independent pricing source.  No material variances were noted during these price validation procedures.  In limited situations, where financial markets are inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value.  The Company made no such adjustments at March 31, 2012 and 2011.

The Company internally manages a small public equity portfolio which had a fair value at March 31, 2012 of $91,476 thousand and all prices were obtained from publically published sources.

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

As of March 31, 2012 and December 31, 2011, all Level 3 fixed maturity securities, were priced using single non-binding broker quotes since prices for these securities were not provided by normal pricing service companies.  The single broker quotes are provided by market makers or broker-dealers who are recognized as market participants in the markets in which they are providing the quotes.  The prices received from brokers are reviewed for reasonableness by our asset managers and management.

The Company sold seven equity index put option contracts which meet the definition of a derivative.  The Company’s position in these contracts is unhedged.  The Company records the change in fair value of equity index put option contracts in its consolidated statements of operations and comprehensive income (loss).

The fair value was calculated using an industry accepted option pricing model, Black-Scholes, which used the following assumptions:

	At March 31, 2012
		Contract
	Contracts	based on
	based on	FTSE 100
	S & P 500 Index	Index
Equity index	1,408.5	5,768.5
Interest rate	2.56% to 4.18%	3.32%
Time to maturity	5.1 to 19.0 yrs	8.3 yrs
Volatility	22.2% to 25.1%	24.5%

The following table presents the fair value measurement levels for all assets and liabilities, which the Company has recorded at fair value (fair and market value) as of the periods indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	March 31, 2012	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$298,357	$-	$298,357	$-
Obligations of U.S. States and political subdivisions	1,542,000	-	1,542,000	-
Corporate securities	3,743,020	-	3,743,020	-
Asset-backed securities	206,165	-	191,485	14,680
Mortgage-backed securities
Commercial	333,291	-	333,291	-
Agency residential	2,154,027	-	2,154,027	-
Non-agency residential	16,817	-	16,348	469
Foreign government securities	1,697,105	-	1,697,105	-
Foreign corporate securities	2,400,963	-	2,395,313	5,650
Total fixed maturities, market value	12,391,745	-	12,370,946	20,799

Fixed maturities, fair value	64,936	-	64,936	-
Equity securities, market value	458,752	442,984	15,768	-
Equity securities, fair value	1,211,337	1,088,384	122,953	-

Liabilities:
Equity index put option contracts	$63,546	$-	$-	$63,546

There were no transfers between Level 1 and Level 2 for the three months ended March 31, 2012.

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

The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs by asset type, for the periods indicated:

	Three Months Ended March 31, 2012				Three Months Ended March 31, 2011
	Asset-backed	Foreign	Non-agency		Asset-backed	Foreign	Non-agency
(Dollars in thousands)	Securities	Corporate	RMBS	Total	Securities	Corporate	RMBS	Total
Beginning balance	$16,937	$3,044	$486	$20,467	$995	$4,416	$1,500	$6,911
Total gains or (losses) (realized/unrealized)
Included in earnings (or changes in net assets)	56	(4)	36	88	-	-	145	145
Included in other comprehensive income (loss)	366	149	(2)	513	(24)	-	135	111
Purchases, issuances and settlements	3,673	2,461	(51)	6,083	137	-	(210)	(73)
Transfers in and/or (out) of Level 3	(6,352)	-	-	(6,352)	8,237	(3,897)	-	4,340
Ending balance	$14,680	$5,650	$469	$20,799	$9,345	$519	$1,570	$11,434

The amount of total gains or losses for the period included
in earnings (or changes in net assets) attributable to the
change in unrealized gains or losses relating to assets
still held at the reporting date	$-	$-	$-	$-	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs for equity index put option contracts, for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2012	2011
Liabilities:
Balance, beginning of period	$69,729	$58,467
Total (gains) or losses (realized/unrealized)
Included in earnings (or changes in net assets)	(6,183)	(7,525)
Included in other comprehensive income (loss)	-	-
Purchases, issuances and settlements	-	-
Transfers in and/or (out) of Level 3	-	-
Balance, end of period	$63,546	$50,943

The amount of total gains or losses for the period included in earnings
(or changes in net assets) attributable to the change in unrealized
gains or losses relating to liabilities still held at the reporting date	$-	$-

(Some amounts may not reconcile due to rounding.)

6.  CAPITAL TRANSACTIONS

On October 14, 2011, the Company renewed its shelf registration statement on Form S-3ASR with the SEC, as a Well Known Seasoned Issuer.  This shelf registration statement can be used by Group to register common shares, preferred shares, debt securities, warrants, share purchase contracts and share purchase units; by Holdings to register debt securities and by Everest Re Capital Trust III (“Capital Trust III”) to register trust preferred securities.

7.  EARNINGS PER COMMON SHARE

Net income (loss) per common share has been computed as per below, based upon weighted average common basic and dilutive shares outstanding.

	Three Months Ended
	March 31,
(Dollars and shares in thousands, except per share amounts)	2012	2011
Net income (loss) per share:
Numerator
Net income (loss)	$304,704	$(315,894)
Less: dividends declared-common shares and nonvested common shares	(25,641)	(26,045)
Undistributed earnings	279,063	(341,939)
Percentage allocated to common shareholders (1)	99.2%	99.4%
	276,821	(340,055)
Add: dividends declared-common shareholders	25,405	25,864
Numerator for basic and diluted earnings per common share	$302,225	$(314,191)

Denominator
Denominator for basic earnings per weighted-average common shares	53,047	54,056
Effect of dilutive securities:
Options	124	186
Denominator for diluted earnings per adjusted weighted-average common shares	53,171	54,242

Per common share net income (loss)
Basic	$5.70	$(5.81)
Diluted	$5.68	$(5.81)

(1) Basic weighted-average common shares outstanding	53,047	54,056
Basic weighted-average common shares outstanding and nonvested common shares expected to vest	53,477	54,356
Percentage allocated to common shareholders	99.2%	99.4%

(Some amounts may not reconcile due to rounding.)

The table below presents the options to purchase common shares that were outstanding, but were not included in the computation of earnings per diluted share as they were anti-dilutive, for the periods indicated:

	Three Months Ended
	March 31,
	2012	2011
Anti-dilutive options	1,761,350	1,575,410

All outstanding options expire on or between September 26, 2012 and February 22, 2022.

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

(Dollars in thousands)	At March 31, 2012	At December 31, 2011
	$143,220	$143,447

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

(Dollars in thousands)	At March 31, 2012	At December 31, 2011
	$27,454	$27,634

9.  OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the components of comprehensive income (loss) in the consolidated statements of operations for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2012	2011
Unrealized appreciation (depreciation) ("URA(D)") on
securities arising during the period
URA(D) of investments - temporary	$84,237	$(35,731)
URA(D) of investments - non-credit OTTI	902	1,164
Tax benefit (expense) from URA(D) arising during the period	(4,770)	10,078
Total URA(D) on securities arising during the period, net of tax	80,369	(24,489)

Foreign currency translation adjustments	18,722	34,387
Tax benefit (expense) from foreign currency translation	(2,852)	(5,565)
Net foreign currency translation adjustments	15,870	28,822

Pension adjustments	1,513	1,148
Tax benefit (expense) on pension	(529)	(402)
Net pension adjustments	984	746

Other comprehensive income (loss), net of tax	$97,223	$5,079

The following table presents the components of accumulated other comprehensive income (loss), net of tax, in the consolidated balance sheets for the periods indicated:

	At March 31,	At December 31,
(Dollars in thousands)	2012	2011
URA(D) on securities, net of deferred taxes
Temporary	$526,694	$447,234
Non-credit, OTTI	3,254	2,345
Total unrealized appreciation (depreciation) on investments, net of deferred taxes	529,948	449,579
Foreign currency translation adjustments, net of deferred taxes	(11,196)	(27,066)
Pension adjustments, net of deferred taxes	(54,551)	(55,535)
Accumulated other comprehensive income (loss)	$464,201	$366,978

10.  CREDIT FACILITIES

The Company has three credit facilities for a total commitment of up to $1,300,000 thousand, providing for the issuance of letters of credit and/or unsecured revolving credit lines. The following table presents the costs incurred in connection with the three credit facilities for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2012	2011
Credit facility fees incurred	$649	$468

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

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth.  Minimum net worth is an amount equal to the sum of $3,575,381 thousand plus 25% of consolidated net income for each of Group’s fiscal quarters, for which statements are available ending on or after January 1, 2007 and for which consolidated net income is positive, plus 25% of any increase in consolidated net worth during such period attributable to the issuance of ordinary and preferred shares, which at March 31, 2012, was $4,370,777 thousand.  As of March 31, 2012, the Company was in compliance with all Group Credit Facility covenants.

The following table summarizes the outstanding letters of credit and/or borrowings for the periods indicated:

(Dollars in thousands)		At March 31, 2012			At December 31, 2011
Bank		Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Wells Fargo Bank Group Credit Facility	Tranche One	$350,000	$-		$350,000	$-
	Tranche Two	500,000	437,650	12/31/2012	500,000	446,327	12/31/2012
			63	9/30/2012		127	9/30/2012
Total Wells Fargo Bank Group Credit Facility		$850,000	$437,713		$850,000	$446,454

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

The Holdings Credit Facility requires Holdings to maintain a debt to capital ratio of not greater than 0.35 to 1 and Everest Re to maintain its statutory surplus at $1,875,000 thousand plus 25% of future aggregate net income and 25% of future aggregate capital contributions after December 31, 2010, which at March 31, 2012, was $1,932,995 thousand.  As of March 31, 2012, Holdings was in compliance with all Holdings Credit Facility covenants.

The following table summarizes outstanding letters of credit and/or borrowings for the periods indicated:

(Dollars in thousands)	At March 31, 2012				At December 31, 2011
Bank	Commitment	In Use	Date of Loan	Maturity/Expiry Date	Commitment	In Use	Date of Loan	Maturity/Expiry Date
Citibank Holdings Credit Facility	$150,000	$-			$150,000	$-
Total revolving credit borrowings		-				-
Total letters of credit		5,020		12/31/2012		5,020		12/31/2012

Total Citibank Holdings Credit Facility	$150,000	$5,020			$150,000	$5,020

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

The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in thousands)	At March 31, 2012			At December 31, 2011
Bank	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Citibank Bilateral Letter of Credit Agreement	$300,000	$3,352	11/24/2012	$300,000	$3,352	11/24/2012
		78,562	12/31/2012		80,770	12/31/2012
		89	7/15/2013		85	7/15/2013
		933	2/15/2014		889	2/15/2014
		20,419	12/31/2014		4,773	12/31/2014
		26,196	6/30/2016		25,510	6/30/2015
		8,875	9/30/2016		8,642	9/30/2015
		10,088	11/22/2016		10,088	11/22/2015
		98,944	12/31/2016		60,752	12/31/2015
Total Citibank Bilateral Agreement	$300,000	$247,458		$300,000	$194,861

11  TRUST AGREEMENTS

Certain subsidiaries of Group, principally Bermuda Re, a Bermuda insurance company and direct subsidiary of Group, have established trust agreements, which effectively use the Company’s investments as collateral, as security for assumed losses payable to certain non-affiliated ceding companies.  At March 31, 2012, the total amount on deposit in trust accounts was $209,591 thousand.

12.  SENIOR NOTES

The table below displays Holdings’ outstanding senior notes.  Market value is based on quoted market prices, but due to limited trading activity, these senior notes are considered Level 2 in the fair value hierarchy.

				March 31, 2012		December 31, 2011
				Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Date Due	Principal Amounts	Sheet Amount	Market Value	Sheet Amount	Market Value
5.40% Senior notes	10/12/2004	10/15/2014	$250,000	$249,870	$267,423	$249,858	$251,370

Interest expense incurred in connection with these senior notes is as follows for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2012	2011
Interest expense incurred	$3,387	$3,386

13.  LONG TERM SUBORDINATED NOTES

The table below displays Holdings’ outstanding fixed to floating rate long term subordinated notes.  Market value is based on quoted market prices, but due to limited trading activity, these subordinated notes are considered Level 2 in the fair value hierarchy.

			Maturity Date		March 31, 2012		December 31, 2011
		Original			Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Principal Amount	Scheduled	Final	Sheet Amount	Market Value	Sheet Amount	Market Value
6.6% Long term subordinated notes	04/26/2007	$400,000	05/15/2037	05/01/2067	$238,355	$229,018	$238,354	$210,195

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

On March 19, 2009, Group announced the commencement of a cash tender offer for any and all of the 6.60% fixed to floating rate long term subordinated notes.  Upon expiration of the tender offer, the Company had reduced its outstanding debt by $161,441 thousand.

Interest expense incurred in connection with these long term subordinated notes is as follows for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2012	2011
Interest expense incurred	$3,937	$3,937

14.  JUNIOR SUBORDINATED DEBT SECURITIES PAYABLE

The following table displays Holdings’ outstanding junior subordinated debt securities due to Everest Re Capital Trust II (“Capital Trust II”), a wholly-owned finance subsidiary of Holdings.  Fair value is primarily based on the quoted market price of the related trust preferred securities, and as such, these securities are considered Level 2 under the fair value hierarchy.

				March 31, 2012		December 31, 2011
				Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Date Due	Amount Issued	Sheet Amount	Fair Value	Sheet Amount	Fair Value
6.20% Junior subordinated debt securities	03/29/2004	03/29/2034	$329,897	$329,897	$326,697	$329,897	$326,313

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

Interest expense incurred in connection with these junior subordinated debt securities is as follows for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2012	2011
Interest expense incurred	$5,113	$5,113

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

There are certain regulatory and contractual restrictions on the ability of Holdings’ operating subsidiaries to transfer funds to Holdings in the form of cash dividends, loans or advances.  The insurance laws of the State of Delaware, where Holdings’ direct insurance subsidiaries are domiciled, require regulatory approval before those subsidiaries can pay dividends or make loans or advances to Holdings that exceed certain statutory thresholds.  In addition, the terms of Holdings Credit Facility (discussed in Note 10) require Everest Re, Holdings’ principal insurance subsidiary, to maintain a certain statutory surplus level as measured at the end of each fiscal year.  At December 31, 2011, $2,108,692 thousand of the $2,763,171 thousand in net assets of Holdings’ consolidated subsidiaries were subject to the foregoing regulatory restrictions.

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

The following tables present the underwriting results for the operating segments for the periods indicated:

	Three Months Ended
U.S. Reinsurance	March 31,
(Dollars in thousands)	2012	2011
Gross written premiums	$369,482	$306,091
Net written premiums	368,231	305,554

Premiums earned	$357,961	$319,051
Incurred losses and LAE	221,980	281,938
Commission and brokerage	91,555	82,867
Other underwriting expenses	10,752	9,906
Underwriting gain (loss)	$33,674	$(55,660)

	Three Months Ended
Insurance	March 31,
(Dollars in thousands)	2012	2011
Gross written premiums	$211,738	$271,461
Net written premiums	182,065	231,265

Premiums earned	$179,999	$213,624
Incurred losses and LAE	127,124	159,213
Commission and brokerage	31,473	34,564
Other underwriting expenses	23,496	21,872
Underwriting gain (loss)	$(2,094)	$(2,025)

	Three Months Ended
International	March 31,
(Dollars in thousands)	2012	2011
Gross written premiums	$277,294	$308,847
Net written premiums	277,293	304,501

Premiums earned	$296,117	$316,335
Incurred losses and LAE	148,172	604,728
Commission and brokerage	71,191	78,430
Other underwriting expenses	6,740	6,439
Underwriting gain (loss)	$70,014	$(373,262)

	Three Months Ended
Bermuda	March 31,
(Dollars in thousands)	2012	2011
Gross written premiums	$187,952	$178,530
Net written premiums	187,273	178,564

Premiums earned	$163,901	$162,436
Incurred losses and LAE	105,190	203,897
Commission and brokerage	43,284	40,596
Other underwriting expenses	7,507	6,739
Underwriting gain (loss)	$7,920	$(88,796)

The following table reconciles the underwriting results for the operating segments to income before taxes as reported in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2012	2011
Underwriting gain (loss)	$109,514	$(519,743)
Net investment income	152,438	178,705
Net realized capital gains (losses)	98,719	12,156
Net derivative gain (loss)	6,183	7,525
Corporate expenses	(4,661)	(3,928)
Interest, fee and bond issue cost amortization expense	(13,178)	(12,998)
Other income (expense)	(6,194)	(3,387)
Income (loss) before taxes	$342,821	$(341,670)

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

	Three Months Ended
	March 31,
(Dollars in thousands)	2012	2011
United Kingdom	$114,444	$119,568

No other country represented more than 5% of the Company’s revenues.

16.  SHARE-BASED COMPENSATION PLANS

For the three months ended March 31, 2012, share-based compensation awards granted were 233,654 restricted shares and 320,000 options, granted on February 22, 2012, with a grant exercise price of $88.32 per share and a per option fair value of $19.20, respectively.  The fair value per option was calculated on the date of the grant using the Black-Scholes option valuation model.  The following assumptions were used in calculating the fair value of the options granted:

Three Months Ended
March 31, 2012

Weighted-average volatility	26.16%
Weighted-average dividend yield	2.00%
Weighted-average expected term	6.69 years
Weighted-average risk-free rate	1.33%

17.  RETIREMENT BENEFITS

The Company maintains both qualified and non-qualified defined benefit pension plans and a retiree health plan for its U.S. employees employed prior to April 1, 2010.

Net periodic benefit cost for U.S. employees included the following components for the periods indicated:

Pension Benefits	Three Months Ended
	March 31,
(Dollars in thousands)	2012	2011
Service cost	$2,342	$2,047
Interest cost	1,979	1,921
Expected return on plan assets	(2,109)	(2,265)
Amortization of prior service cost	13	13
Amortization of net (income) loss	1,426	1,095
ASC 715 settlement charge	-	230
Net periodic benefit cost	$3,651	$3,041

Other Benefits	Three Months Ended
	March 31,
(Dollars in thousands)	2012	2011
Service cost	$370	$290
Interest cost	258	234
Amortization of net (income) loss	74	41
Net periodic benefit cost	$702	$565

The Company did not make any contributions to the qualified pension benefit plan for the three months ended March 31, 2012 and 2011.

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

During the first quarter of 2012, the Company identified an understatement in its Deferred tax asset account of $12,417 thousand. The understatement resulted from differences between filed and recorded amounts that had accumulated over several prior periods. The Company corrected this understatement in its March 31, 2012 financial statements, resulting in an additional $12,417 thousand income tax benefit included in the income tax expense (benefit) caption in the Consolidated Statements of Operations and Comprehensive Income (Loss) and increased net income for the same amount for the quarter ended March 31, 2012. The Company also increased its Deferred tax asset in its Consolidated Balance Sheets by the same amount. The Company believes that this out of period adjustment is immaterial to its March 31, 2012 financial statements and to all prior periods. As such, the Company has not restated any prior period amounts.

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

	Three Months Ended		Percentage
	March 31,		Increase/
(Dollars in millions)	2012	2011	(Decrease)
Gross written premiums	$1,046.5	$1,064.9	-1.7%
Net written premiums	1,014.9	1,019.9	-0.5%

REVENUES:
Premiums earned	$998.0	$1,011.4	-1.3%
Net investment income	152.4	178.7	-14.7%
Net realized capital gains (losses)	98.7	12.2	NM
Net derivative gain (loss)	6.2	7.5	-17.8%
Other income (expense)	(6.2)	(3.4)	82.8%
Total revenues	1,249.1	1,206.4	3.5%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	602.5	1,249.8	-51.8%
Commission, brokerage, taxes and fees	237.5	236.5	0.4%
Other underwriting expenses	48.5	45.0	7.9%
Corporate expenses	4.7	3.9	18.7%
Interest, fees and bond issue cost amortization expense	13.2	13.0	1.4%
Total claims and expenses	906.3	1,548.1	-41.5%

INCOME (LOSS) BEFORE TAXES	342.8	(341.7)	-200.3%
Income tax expense (benefit)	38.1	(25.8)	-247.9%
NET INCOME (LOSS)	$304.7	$(315.9)	-196.5%

			Point
RATIOS:			Change
Loss ratio	60.4%	123.6%	(63.2)
Commission and brokerage ratio	23.8%	23.4%	0.4
Other underwriting expense ratio	4.8%	4.4%	0.4
Combined ratio	89.0%	151.4%	(62.4)

	At	At	Percentage
	March 31,	December 31,	Increase/
(Dollars in millions, except per share amounts)	2012	2011	(Decrease)
Balance sheet data:
Total investments and cash	$16,117.0	$15,797.4	2.0%
Total assets	19,165.4	18,893.6	1.4%
Loss and loss adjustment expense reserves	10,029.3	10,123.2	-0.9%
Total debt	818.1	818.1	0.0%
Total liabilities	12,834.4	12,822.2	0.1%
Shareholders' equity	6,331.0	6,071.4	4.3%
Book value per share	120.30	112.99	6.5%

(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)

Revenues.
Premiums.  Gross written premiums decreased by $18.5 million, or 1.7%, for the three months ended March 31, 2012, compared to the three months ended March 31, 2011 reflecting a $59.7 million decrease in our insurance business, partially offset by a $41.3 million increase in our reinsurance business.  The decrease in insurance premiums was primarily due to the termination and runoff of several large casualty programs and a shift in the seasonality of reporting crop business that will be reflected in subsequent quarters, partially offset by growth in primary medical stop loss insurance. The increase in reinsurance premiums was due to new property business and higher renewal rates, particularly for catastrophe exposed risks, partially offset by lower reinstatement premiums in the current quarter.  Net written premiums decreased $5.0 million, or 0.5%, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.  The decrease in net written premiums relative to the change in gross written premiums was due to a lower level of ceded reinsurance in the Insurance segment.  Premiums earned decreased $13.5 million, or 1.3%, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.  The change in premiums earned is comparable with the decrease in net written premiums.

Net Investment Income.  Net investment income decreased $26.3 million, or 14.7%, for the three months ended March 31, 2012 compared with net investment income of $178.7 million for the three months ended March 31, 2011, primarily as a result of a $23.8 million decrease in investment income from our limited partnership investments.  Net pre-tax investment income, as a percentage of average invested assets, was 4.0% for the three months ended March 31, 2012 compared to 4.8% for the three months ended March 31, 2011.  The variance in this yield was primarily the result of fluctuations in our limited partnership income and to a lesser extent, lower reinvestment rates for the fixed income portfolio.

Net Realized Capital Gains (Losses).  Net realized capital gains were $98.7 million and $12.2 million for the three months ended March 31, 2012 and 2011, respectively.  The $98.7 million was comprised of $72.4 million of gains from fair value re-measurements, $32.2 million of net realized capital gains from sales on our fixed maturity and equity securities, which was partially offset by $5.9 million of other-than-temporary impairments.  The net realized capital gains of $12.2 million for the three months ended March 31, 2011 were the result of $36.5 million of gains in fair value re-measurements, partially offset by $14.8 million of other-than-temporary impairments and $9.6 million from net realized capital losses from sales on our fixed maturity and equity securities.

Net Derivative Gain (Loss).  In 2005 and prior, we sold seven equity index put option contracts, which are outstanding.  These contracts meet the definition of a derivative in accordance with FASB guidance and as such, are fair valued each quarter with the change recorded as net derivative gain or loss in the consolidated statements of operations and comprehensive income (loss).  As a result of these adjustments in value, we recognized net a derivative gain of $6.2 million and $7.5 million for the three months ended March 31, 2012 and 2011, respectively. The change in the fair value of these equity index put option contracts is indicative of the change in the equity markets and interest rates over the same periods.

Other Income (Expense).  We recorded other expense of $6.2 million and $3.4 million for the three months ended March 31, 2012 and 2011, respectively.  The changes were primarily the result of fluctuations in foreign currency exchange rates for the corresponding periods.

Claims and Expenses.
Incurred Losses and Loss Adjustment Expenses.  The following table presents our incurred losses and loss adjustment expenses (“LAE”) for the periods indicated.

	Three Months Ended March 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2012
Attritional (a)	$572.6	57.4%		$(0.3)	0.0%		$572.3	57.4%
Catastrophes	30.0	3.0%		-	0.0%		30.0	3.0%
A&E	-	0.0%		0.1	0.0%		0.1	0.0%
Total	$602.6	60.4%		$(0.2)	0.0%		$602.5	60.4%

2011
Attritional (a)	$586.1	57.9%		$(1.4)	-0.1%		$584.7	57.8%
Catastrophes	665.1	65.8%		-	0.0%		665.1	65.8%
A&E	-	0.0%		-	0.0%		-	0.0%
Total	$1,251.2	123.7%		$(1.4)	-0.1%		$1,249.8	123.6%

Variance 2012/2011
Attritional (a)	$(13.5)	(0.5)	pts	$1.1	0.1	pts	$(12.4)	(0.4)	pts
Catastrophes	(635.1)	(62.8)	pts	-	-	pts	(635.1)	(62.8)	pts
A&E	-	-	pts	0.1	-	pts	0.1	-	pts
Total	$(648.6)	(63.3)	pts	$1.2	0.1	pts	$(647.3)	(63.2)	pts

(a) Attritional losses exclude catastrophe and Asbestos and Environmental ("A&E") losses.
(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased by $647.3 million, or 51.8%, for the three months ended March 31, 2012 compared to the same period in 2011.  Of the $647.3 million decrease, current year catastrophe losses represented $635.1 million, or 62.8 points, period over period, and attritional losses decreased $12.4 million due, in part, to lower earned premium in the current quarter and by improved margins, particularly on catastrophe exposed business, which generated lower attritional losses for the current quarter.

Commission, Brokerage, Taxes and Fees.  Commission, brokerage, taxes and fees increased slightly by $1.0 million, or 0.4%, for the three months ended March 31, 2012 compared to the same period in 2011 due primarily to the adoption of new accounting standards concerning the accounting for acquisition costs, which added $2.6 million of expense, partially offset by an increase in excess of loss business which carries a lower commission than pro rata business and better terms.

Other Underwriting Expenses.  Other underwriting expenses increased slightly to $48.5 million from $45.0 million for the three months ended March 31, 2012 and 2011, respectively.  The increase in other underwriting expenses was mainly due to higher share-based compensation expense and employee benefit plan expenses.

Corporate Expenses.  Corporate expenses, which are general operating expenses that are not allocated to segments, were $4.7 million and $3.9 million for the three months ended March 31, 2012 and 2011, respectively.

Interest, Fees and Bond Issue Cost Amortization Expense.  Interest, fees and other bond amortization expense was $13.2 million and $13.0 million for the three months ended March 31, 2012 and 2011, respectively.

Income Tax Expense (Benefit).  We had an income tax expense of $38.1 million and an income tax benefit of $25.8 million for the three months ended March 31, 2012 and 2011, respectively.  Our income tax is primarily a function of the statutory tax rates and corresponding pre-tax income in the jurisdictions where we operate, coupled with the impact from tax-preferenced investment income.  Variations in our effective tax rate generally result from changes in the relative levels of pre-tax income among jurisdictions with different tax rates.  The increase in taxes year over year was primarily attributable to the impact on 2011 taxable income from the previously mentioned catastrophe losses, partially mitigated by a tax reduction in the first quarter of 2012 of $12.4 million due to correction of an understatement in the deferred tax asset account.

Net Income (Loss).
Our net income was $304.7 million and our net loss was $315.9 million for the three months ended March 31, 2012 and 2011, respectively.  The increase was primarily driven by the decline in catastrophe losses in 2012 compared to the prior period.

Ratios.
Our combined ratio decreased by 62.4 points to 89.0% for the three months ended March 31, 2012 compared to 151.4% for the three months ended March 31, 2011.  The loss ratio component decreased 63.2 points for the three months ended March 31, 2012 over the same period last year due to lower catastrophe losses.  The other underwriting expense ratio component and the commission and brokerage ratio component both increased slightly over the same period last year due to the increase in expenses explained above.

Shareholders’ Equity.
Shareholders’ equity increased by $259.6 million to $6,331.0 million at March 31, 2012 from $6,071.4 million at December 31, 2011, principally as a result of $304.7 million of net income, $80.4 million of unrealized appreciation on investments, net of tax, $15.9 million of net foreign currency translation adjustments, share-based compensation transactions of $8.3 million and $1.0 million of net benefit plan obligation adjustments, partially offset by repurchases of 1.4 million common shares for $125.0 million and $25.6 million of shareholder dividends.

Consolidated Investment Results

Net Investment Income.
Net investment income decreased by 14.7% to $152.4 million for the three months ended March 31, 2012 compared to $178.7 million for the three months ended March 31, 2011, primarily due to a decrease in income from our limited partnership investments and a decline in income from our fixed maturities, reflective of reducing our municipal bond exposures and declining reinvestment rates.  These decreases were partially offset by increased dividend income from equities due to our expanded public equity portfolio and emerging market debt mutual funds.

The following table shows the components of net investment income for the periods indicated.

	Three Months Ended
	March 31,
(Dollars in millions)	2012	2011
Fixed maturities	$124.3	$132.9
Equity securities	17.3	11.9
Short-term investments and cash	0.2	0.2
Other invested assets
Limited partnerships	12.8	36.6
Other	1.5	0.6
Total gross investment income	156.2	182.2
Interest debited (credited) and other expense	(3.7)	(3.5)
Total net investment income	$152.4	$178.7

(Some amounts may not reconcile due to rounding.)

The following tables show a comparison of various investment yields for the periods indicated.

	At	At
	March 31,	December 31,
	2012	2011
Imbedded pre-tax yield of cash and invested assets	3.7%	3.9%
Imbedded after-tax yield of cash and invested assets	3.3%	3.4%

	Three Months Ended
	March 31,
	2012	2011
Annualized pre-tax yield on average cash and invested assets	4.0%	4.8%
Annualized after-tax yield on average cash and invested assets	3.4%	4.2%

Net Realized Capital Gains (Losses).
The following table presents the composition of our net realized capital gains (losses) for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	2012	2011	Variance
Gains (losses) from sales:
Fixed maturity securities, market value:
Gains	$8.5	$17.2	$(8.7)
Losses	(4.4)	(27.2)	22.8
Total	4.1	(10.0)	14.0

Fixed maturity securities, fair value:
Gains	5.4	0.2	5.2
Losses	(0.2)	(1.7)	1.5
Total	5.2	(1.5)	6.7

Equity securities, market value:
Gains	0.5	0.2	0.3
Losses	-	(0.2)	0.2
Total	0.5	-	0.5

Equity securities, fair value:
Gains	27.0	2.3	24.7
Losses	(4.6)	(0.4)	(4.2)
Total	22.4	1.9	20.5

Total net realized capital gains (losses) from sales:
Gains	41.4	19.9	21.5
Losses	(9.2)	(29.5)	20.3
Total	32.2	(9.6)	41.8

Other-than-temporary impairments:	(5.9)	(14.8)	8.9

Gains (losses) from fair value adjustments:
Fixed maturities, fair value	3.0	(3.5)	6.5
Equity securities, fair value	69.4	40.0	29.4
Total	72.4	36.5	35.9

Total net realized capital gains (losses)	$98.7	$12.2	$86.6

(Some amounts may not reconcile due to rounding.)

Net realized capital gains were $98.7 million and $12.2 million for the three months ended March 31, 2012 and 2011, respectively.  For the three months ended March 31, 2012, we recorded $72.4 million of net realized capital gains due to fair value re-measurements on fixed maturity and equity securities and $32.2 million of net realized capital gains from sales of fixed maturity and equity securities, partially offset by $5.9 million of other-than-temporary impairments.  For the three months ended March 31, 2011, we recorded

$36.5 million of gains due to fair value re-measurements on fixed maturity and equity securities, partially offset by $14.8 million of other-than-temporary impairments and $9.6 million of net realized capital losses from sales of fixed maturity and equity securities.  The gains and losses on the sales of fixed maturity securities during the first quarter of 2011 included the impact of selling part of our municipal bond portfolio as credit concerns arose in this market sector.

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

U.S. Reinsurance.
The following table presents the underwriting results and ratios for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	2012	2011	Variance	% Change
Gross written premiums	$369.5	$306.1	$63.4	20.7%
Net written premiums	368.2	305.6	62.7	20.5%

Premiums earned	$358.0	$319.1	$38.9	12.2%
Incurred losses and LAE	222.0	281.9	(60.0)	-21.3%
Commission and brokerage	91.6	82.9	8.7	10.5%
Other underwriting expenses	10.8	9.9	0.8	8.5%
Underwriting gain (loss)	$33.7	$(55.7)	$89.3	-160.5%

				Point Chg
Loss ratio	62.0%	88.3%		(26.3)
Commission and brokerage ratio	25.6%	26.0%		(0.4)
Other underwriting expense ratio	3.0%	3.1%		(0.1)
Combined ratio	90.6%	117.4%		(26.8)

(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums increased by 20.7% to $369.5 million for the three months ended March 31, 2012 from $306.1 million for the three months ended March 31, 2011, primarily due to increased reinsurance premiums for treaty property business arising from new business and rate increases on renewals, particularly for catastrophe exposed risks, partially offset by the portfolio shift from pro rata to excess of loss contracts and lower reinstatement premiums.  Net written premiums increased 20.5% to $368.2 million for the three months ended March 31, 2012 compared to $305.6 million for the same period in 2011, which is in line with the increase in gross written premiums for the quarter.  Premiums earned increased 12.2% to $358.0 million for the three months ended March 31, 2012 compared to $319.1 million for the three months ended March 31, 2011.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE. The following tables present the incurred losses and LAE for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended March 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2012
Attritional	$194.6	54.4%		$2.1	0.6%		$196.7	55.0%
Catastrophes	30.0	8.4%		(4.9)	-1.4%		25.1	7.0%
A&E	-	0.0%		0.1	0.0%		0.1	0.0%
Total segment	$224.6	62.7%		$(2.6)	-0.8%		$222.0	62.0%

2011
Attritional	$167.2	52.4%		$(0.3)	-0.1%		$166.9	52.3%
Catastrophes	114.0	35.7%		1.0	0.3%		115.0	36.0%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$281.2	88.1%		$0.7	0.2%		$281.9	88.3%

Variance 2012/2011
Attritional	$27.4	2.0	pts	$2.4	0.7	pts	$29.8	2.7	pts
Catastrophes	(84.0)	(27.3)	pts	(5.9)	(1.7)	pts	(89.9)	(29.0)	pts
A&E	-	-	pts	0.1	-	pts	0.1	-	pts
Total segment	$(56.6)	(25.4)	pts	$(3.3)	(1.0)	pts	$(60.0)	(26.3)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses were $60.0 million (26.3 points) lower at $222.0 million for the three months ended March 31, 2012 compared to $281.9 million for the three months ended March 31, 2011, primarily as a result of the $84.0 million (27.3 points) decrease in current year catastrophe losses.  Conversely, the current year attritional losses increased $27.4 million, primarily due to the increase in earned premiums and a large marine loss.

Segment Expenses.  Commission and brokerage expenses increased by 10.5% to $91.6 million for the three months ended March 31, 2012 compared to $82.9 million for the three months ended March 31, 2011, primarily due to the increase in premiums earned, partially offset by a shift in the mix of business towards excess of loss, which carries a lower commission ratio.  Segment other underwriting expenses for the three months ended March 31, 2012 increased slightly to $10.8 million from $9.9 million for the three months ended March 31, 2011.

Insurance.
The following table presents the underwriting results and ratios for the Insurance segment for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	2012	2011	Variance	% Change
Gross written premiums	$211.7	$271.5	$(59.7)	-22.0%
Net written premiums	182.1	231.3	(49.2)	-21.3%

Premiums earned	$180.0	$213.6	$(33.6)	-15.7%
Incurred losses and LAE	127.1	159.2	(32.1)	-20.2%
Commission and brokerage	31.5	34.6	(3.1)	-8.9%
Other underwriting expenses	23.5	21.9	1.6	7.4%
Underwriting gain (loss)	$(2.1)	$(2.0)	$(0.1)	3.4%

				Point Chg
Loss ratio	70.6%	74.5%		(3.9)
Commission and brokerage ratio	17.5%	16.2%		1.3
Other underwriting expense ratio	13.1%	10.2%		2.9
Combined ratio	101.2%	100.9%		0.3

(Some amounts may not reconcile due to rounding.)

Premiums.  Gross written premiums decreased by 22.0% to $211.7 million for the three months ended March 31, 2012 compared to $271.5 million for the three months ended March 31, 2011. This decrease was primarily driven by the termination and runoff of several large casualty programs and lower crop premium due to a shift in the seasonality of reporting this business, partially offset by an increase in A&H primary business.  Net written premiums decreased 21.3% to $182.1 million for the three months ended March 31, 2012 compared to $231.3 million for the same period in 2011 due to the lower gross written premiums.  Premiums earned decreased 15.7% to $180.0 million for the three months ended March 31, 2012 compared to $213.6 million for the three months ended March 31, 2011.  The change in premiums earned is relatively consistent with the decrease in net written premiums.

Incurred Losses and LAE. The following tables present the incurred losses and LAE for the Insurance segment for the periods indicated.

	Three Months Ended March 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2012
Attritional	$127.1	70.6%		$-	0.0%		$127.1	70.6%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
Total segment	$127.1	70.6%		$-	0.0%		$127.1	70.6%

2011
Attritional	$159.2	74.5%		$-	0.0%		$159.2	74.5%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
Total segment	$159.2	74.5%		$-	0.0%		$159.2	74.5%

Variance 2012/2011
Attritional	$(32.1)	(3.9)	pts	$-	-	pts	$(32.1)	(3.9)	pts
Catastrophes	-	-	pts	-	-	pts	-	-	pts
Total segment	$(32.1)	(3.9)	pts	$-	-	pts	$(32.1)	(3.9)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased by $32.1 million, or 20.2%, to $127.1 million for the three months ended March 31, 2012 compared to $159.2 million for the three months ended March 31, 2011. This was due to a decrease of $32.1 million in current year attritional losses driven by the decline in premiums earned and a shift in the mix of business towards short-tail business with lower loss ratios.

Segment Expenses. Commission and brokerage decreased by 8.9% to $31.5 million for the three months ended March 31, 2012 compared to $34.6 million for the three months ended March 31, 2011.  This decrease was primarily the result of a decrease in net premiums earned.  Segment other underwriting expenses increased to $23.5 million for the three months ended March 31, 2012 compared to $21.9 million for the same period in 2011.

International.
The following table presents the underwriting results and ratios for the International segment for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	2012	2011	Variance	% Change
Gross written premiums	$277.3	$308.8	$(31.6)	-10.2%
Net written premiums	277.3	304.5	(27.2)	-8.9%

Premiums earned	$296.1	$316.3	$(20.2)	-6.4%
Incurred losses and LAE	148.2	604.7	(456.6)	-75.5%
Commission and brokerage	71.2	78.4	(7.2)	-9.2%
Other underwriting expenses	6.7	6.4	0.3	4.7%
Underwriting gain (loss)	$70.0	$(373.3)	$443.3	-118.8%

				Point Chg
Loss ratio	50.0%	191.2%		(141.2)
Commission and brokerage ratio	24.0%	24.8%		(0.8)
Other underwriting expense ratio	2.4%	2.0%		0.4
Combined ratio	76.4%	218.0%		(141.6)

(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums decreased by 10.2% to $277.3 million for the three months ended March 31, 2012 compared to $308.8 million for the three months ended March 31, 2011, primarily due to a reduction in proportional property business starting in 2011 and continuing into 2012, particularly in regions recently affected by catastrophe losses.  Net written premiums decreased by 8.9% to $277.3 million for the three months ended March 31, 2012 compared to $304.5 million for the same period in 2011, principally as a result of the decrease in gross written premiums.  Premiums earned decreased 6.4% to $296.1 million for the three months ended March 31, 2012 compared to $316.3 million for the same period in 2011.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following tables present the incurred losses and LAE for the International segment for the periods indicated.

	Three Months Ended March 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2012
Attritional	$148.6	50.1%		$(2.8)	-0.9%		$145.8	49.2%
Catastrophes	-	0.0%		2.3	0.8%		2.3	0.8%
Total segment	$148.6	50.1%		$(0.5)	-0.1%		$148.2	50.0%

2011
Attritional	$165.2	52.3%		$(5.0)	-1.6%		$160.2	50.7%
Catastrophes	441.1	139.4%		3.5	1.1%		444.5	140.5%
Total segment	$606.3	191.7%		$(1.5)	-0.5%		$604.7	191.2%

Variance 2012/2011
Attritional	$(16.6)	(2.2)	pts	$2.2	0.7	pts	$(14.4)	(1.5)	pts
Catastrophes	(441.1)	(139.4)	pts	(1.2)	(0.3)	pts	(442.2)	(139.7)	pts
Total segment	$(457.7)	(141.6)	pts	$1.0	0.4	pts	$(456.6)	(141.2)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased 75.5% to $148.2 million for the three months ended March 31, 2012 compared to $604.7 million for the three months ended March 31, 2011.  The decrease was principally due to a $441.1 million (139.4 points) decrease in current year catastrophe losses.  Current years’ attritional losses decreased by $16.6 million due to a decrease in premiums earned and a shift in mix of business towards property catastrophe and excess of loss business, which generally carries a lower loss ratio.

Segment Expenses. Commission and brokerage decreased 9.2% to $71.2 million for the three months ended March 31, 2012 compared to $78.4 million for the same period in 2011.  This variance was principally due to a decrease in premiums earned.  Segment other underwriting expenses increased slightly to $6.7 million for the three months ended March 31, 2012 compared to $6.4 million for the same period in 2011.

Bermuda.
The following table presents the underwriting results and ratios for the Bermuda segment for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	2012	2011	Variance	% Change
Gross written premiums	$188.0	$178.5	$9.4	5.3%
Net written premiums	187.3	178.6	8.7	4.9%

Premiums earned	$163.9	$162.4	$1.5	0.9%
Incurred losses and LAE	105.2	203.9	(98.7)	-48.4%
Commission and brokerage	43.3	40.6	2.7	6.6%
Other underwriting expenses	7.5	6.7	0.8	11.4%
Underwriting gain (loss)	$7.9	$(88.8)	$96.7	-108.9%

				Point Chg
Loss ratio	64.2%	125.5%		(61.3)
Commission and brokerage ratio	26.4%	25.0%		1.4
Other underwriting expense ratio	4.6%	4.2%		0.4
Combined ratio	95.2%	154.7%		(59.5)

(Some amounts may not reconcile due to rounding.)

Premiums.  Gross written premiums increased 5.3% to $188.0 million for the three months ended March 31, 2012 compared to $178.5 million for the three months ended March 31, 2011, primarily due to new business and increased premium on existing business written in our Bermuda office.  Net written premiums increased 4.9% to $187.3 million for the three months ended March 31, 2012 compared to $178.6 million for the three months ended March 31, 2011, in line with the increase in gross written premiums.  Premiums earned increased 0.9% to $163.9 million for the three months ended March 31, 2012 compared to $162.4 million for the three months ended March 31, 2011.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following tables present the incurred losses and LAE for the Bermuda segment for the periods indicated.

	Three Months Ended March 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2012
Attritional	$102.3	62.5%		$0.4	0.2%		$102.7	62.7%
Catastrophes	-	0.0%		2.5	1.5%		2.5	1.5%
A&E	-	0.0%		0.0	0.0%		0.0	0.0%
Total segment	$102.3	62.5%		$2.9	1.7%		$105.2	64.2%

2011
Attritional	$94.5	58.2%		$3.9	2.4%		$98.4	60.6%
Catastrophes	110.0	67.7%		(4.5)	-2.8%		105.5	64.9%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$204.5	125.9%		$(0.6)	-0.4%		$203.9	125.5%

Variance 2012/2011
Attritional	$7.8	4.3	pts	$(3.5)	(2.2)	pts	$4.3	2.1	pts
Catastrophes	(110.0)	(67.7)	pts	7.0	4.3	pts	(103.0)	(63.4)	pts
A&E	-	-	pts	0.0	-	pts	0.0	-	pts
Total segment	$(102.2)	(63.4)	pts	$3.5	2.1	pts	$(98.7)	(61.3)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased 48.4% to $105.2 million for the three months ended March 31, 2012 compared to $203.9 million for the three months ended March 31, 2011.  The decrease was principally due to a $110.0 million (67.7 points) decrease in current year catastrophe losses.

Segment Expenses.  Commission and brokerage increased 6.6% to $43.3 million for the three months ended March 31, 2012 compared to $40.6 million for the three months ended March 31, 2011.  The commission variance differs from the premiums earned variance primarily due to changes in the mix of business.  Segment other underwriting expenses increased slightly to $7.5 million for the three months ended March 31, 2012 compared to $6.7 million for the same period in 2011.

FINANCIAL CONDITION

Cash and Invested Assets.  Aggregate invested assets, including cash and short-term investments, were $16,117.0 million at March 31, 2012, an increase of $319.6 million compared to $15,797.4 million at December 31, 2011.  This increase was primarily the result of $165.7 million of cash flows from operations, $85.1 million of unrealized appreciation, $81.4 million due to fluctuations in foreign currencies, $72.4 million in fair value re-measurements, $38.8 million of unsettled securities and $12.5 million in equity adjustments of our limited partnership investments, partially offset by $125.0 million paid for share repurchases and $25.6 million paid out in dividends to shareholders.

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

Our global portfolio included $1,697.1 million of foreign government securities at March 31, 2012, of which $764.5 million were European sovereign securities.  Approximately 57.7%, 22.4%, 7.5% and 5.2% of European sovereign securities represented securities held in the governments of the United Kingdom, France, Austria and Netherlands, respectively.  No other countries represented more than 5% of the European sovereign securities.  We held no sovereign securities of Portugal, Italy, Ireland, Greece or Spain at March 31, 2012.

Over the past few years and particularly in 2010 and 2011, we have expanded the allocation of our investments funded by shareholders’ equity to include:  1) a greater percentage of publicly traded equity securities, 2) emerging market fixed maturities through mutual fund structures, 3) high yield fixed maturities, 4) bank loan securities and 5) private equity limited partnership investments.  The objective of this portfolio diversification is to enhance the risk-adjusted total return of the investment portfolio by allocating a prudent portion of the portfolio to higher return asset classes, which are also less subject to changes in value with movements in interest rates.  We limit our allocation to these asset classes because of 1) the potential for volatility in their values and 2) the impact of these investments on regulatory and rating agency capital adequacy models.  We use investment managers experienced in these markets and adjust our allocation to these investments based upon market conditions.  At March 31, 2012, the market value of investments in these investment market sectors, carried at both market and fair value, approximated 57.3% of shareholders’ equity.

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

The tables below summarize the composition and characteristics of our investment portfolio as of the dates indicated.

(Dollars in millions)	At March 31, 2012		At December 31, 2011
Fixed maturities, market value	$12,391.7	76.9%	$12,293.5	77.8%
Fixed maturities, fair value	64.9	0.4%	113.6	0.7%
Equity securities, market value	458.8	2.8%	448.9	2.9%
Equity securities, fair value	1,211.3	7.5%	1,249.1	7.9%
Short-term investments	943.6	5.9%	685.3	4.4%
Other invested assets	574.6	3.6%	558.2	3.5%
Cash	472.0	2.9%	448.7	2.8%
Total investments and cash	$16,117.0	100.0%	$15,797.4	100.0%

(Some amounts may not reconcile due to rounding.)

	At	At
	March 31, 2012	December 31, 2011
Fixed income portfolio duration (years)	3.0	3.0
Fixed income composite credit quality	Aa3	Aa3
Imbedded end of period yield, pre-tax	3.7%	3.9%
Imbedded end of period yield, after-tax	3.3%	3.4%

The following table provides a comparison of our total return by asset class relative to broadly accepted industry benchmarks for the periods indicated.

	Three Months Ended	Twelve Months Ended
	March 31, 2012	December 31, 2011
Fixed income portfolio total return	1.4%	4.7%
Barclay's Capital - U.S. aggregate index	0.3%	7.8%

Common equity portfolio total return	7.8%	2.7%
S&P 500 index	12.6%	2.1%

Other invested asset portfolio total return	3.4%	13.5%

The pre-tax equivalent total return for the bond portfolio was approximately 1.5% and 5.1% in March 31, 2012 and December 31, 2011, respectively.  The pre-tax equivalent return adjusts the yield on tax-exempt bonds to the fully taxable equivalent.

As indicated above, there is a relatively large variation between the total return on our fixed income portfolio for the year ended December 31, 2011 versus the Barclay’s -U.S. aggregate index for the same period.   One of the reasons is that the duration of our portfolio is much shorter than the duration of the index.  Historically, our duration has been shorter than the index because we align our investment portfolio with our liabilities.  In addition, we have recently shortened our duration in anticipation of a reversing trend in interest rate movements.  With interest rates continuing to decline in 2011, the index benefited from its longer duration; however, in the longer term, there will be a benefit from a reduced exposure to unrealized market valuation losses on our fixed income portfolio if interest rates rise.  The composition of the index is also different from our portfolio as we hold foreign securities to match our foreign liabilities, while the index is comprised of only U.S. securities.

Reinsurance Receivables.  Reinsurance receivables for both paid and recoverable on unpaid losses totaled $574.3 million at March 31, 2012 and $580.3 million at December 31, 2011.  At March 31, 2012, $205.1 million, or 35.7%, was receivable from C.V. Starr (Bermuda); $65.8 million, or 11.5%, was receivable from Transatlantic Reinsurance Company; $57.0 million, or 9.9%, was receivable from Berkley Insurance Company and $39.2 million, or 6.8%, was receivable from Munich Reinsurance Company.  The receivable from C.V. Starr is fully collateralized by a trust agreement.  No other retrocessionaire accounted for more than 5% of our receivables.

Loss and LAE Reserves.   Gross loss and LAE reserves totaled $10,029.3 million at March 31, 2012 and $10,123.2 million at December 31, 2011.

The following tables summarize gross outstanding loss and LAE reserves by segment, classified by case reserves and IBNR reserves, for the periods indicated.

	At March 31, 2012
	Case	IBNR	Total	% of
(Dollars in millions)	Reserves	Reserves	Reserves	Total
U.S. Reinsurance	$1,566.1	$1,910.7	$3,476.7	34.7%
Insurance	903.3	1,205.8	2,109.1	21.0%
International	1,295.8	762.1	2,057.9	20.5%
Bermuda	817.5	1,081.6	1,899.1	18.9%
Total excluding A&E	4,582.6	4,960.2	9,542.9	95.1%
A&E	281.4	205.1	486.5	4.9%
Total including A&E	$4,864.1	$5,165.3	$10,029.3	100.0%

(Some amounts may not reconcile due to rounding.)

	At December 31, 2011
	Case	IBNR	Total	% of
(Dollars in millions)	Reserves	Reserves	Reserves	Total
U.S. Reinsurance	$1,556.3	$1,889.3	$3,445.6	34.1%
Insurance	949.2	1,218.5	2,167.7	21.4%
International	1,279.7	857.7	2,137.4	21.1%
Bermuda	805.4	1,067.2	1,872.6	18.5%
Total excluding A&E	4,590.5	5,032.8	9,623.3	95.1%
A&E	289.1	210.9	499.9	4.9%
Total including A&E	$4,879.6	$5,243.6	$10,123.2	100.0%

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

	Three Months Ended
	March 31,
(Dollars in millions)	2012	2011
Gross Basis:
Beginning of period reserves	$499.9	$554.8
Incurred losses	0.1	-
Paid losses	(13.6)	(19.0)
End of period reserves	$486.5	$535.8

Net Basis:
Beginning of period reserves	$480.2	$532.9
Incurred losses	0.1	-
Paid losses	(12.7)	(18.2)
End of period reserves	$467.6	$514.7

(Some amounts may not reconcile due to rounding.)

At March 31, 2012, the gross reserves for A&E losses were comprised of $144.5 million representing case reserves reported by ceding companies, $96.5 million representing additional case reserves established by us on assumed reinsurance claims, $40.4 million representing case reserves established by us on direct excess insurance claims, including Mt. McKinley, and $205.1 million representing IBNR reserves.

With respect to asbestos only, at March 31, 2012, we had gross asbestos loss reserves of $466.7 million, or 95.9%, of total A&E reserves, of which $372.9 million was for assumed business and $93.8 million was for direct business.

Industry analysts use the “survival ratio” to compare the A&E reserves among companies with such liabilities.  The survival ratio is typically calculated by dividing a company’s current net reserves by the three year average of annual paid losses.  Hence, the survival ratio equals the number of years that it would take to exhaust the current reserves if future loss payments were to continue at historical levels.  Using this measurement, our net three year asbestos survival ratio was 5.7 years at March 31, 2012.  These metrics can be skewed by individual large settlements occurring in the prior three years and therefore, may not be indicative of the timing of future payments.

Because the survival ratio was developed as a comparative measure of reserve strength and does not indicate absolute reserve adequacy, we consider, but do not rely on, the survival ratio when evaluating our reserves.  In particular, we note that year to year loss payment variability can be material.  This is due, in part, to our orientation to negotiated settlements, particularly on our Mt. McKinley exposures, which significantly reduces the credibility and utility of this measure as an analytical tool.  Such payments, which are non-repetitive, distort downward our three year survival ratio.  Adjusting for such settlements, recognizing that total settlements are generally considered fully reserved to an agreed settlement, we consider that our adjusted asbestos survival ratio for net unsettled claims is 8.5 years, which is better than prevailing industry norms.  In the first quarter of 2012, we made no asbestos net claim payments to Mt McKinley high profile claimants where the claim was either closed or a settlement had been reached.

Shareholders’ Equity.  Our shareholders’ equity increased to $6,331.0 million as of March 31, 2012 from $6,071.4 million as of December 31, 2011.  This increase was the result of $304.7 million of net income, $80.4 million of unrealized appreciation on investments, net of tax, $15.9 million of net foreign currency translation adjustments, share-based compensation transactions of $8.3 million and $1.0 million of net benefit plan obligation adjustments, partially offset by repurchases of 1.4 million common shares for $125.0 million and $25.6 million of shareholder dividends.

LIQUIDITY AND CAPITAL RESOURCES

Capital.  Our business operations are in part dependent on our financial strength and financial strength ratings, and the market’s perception of our financial strength, as measured by shareholders’ equity, which was $6,331.0 million at March 31, 2012 and $6,071.4 million at December 31, 2011.  On March 13, 2009, Everest Re and Everest National, wholly-owned indirect subsidiaries of the Company, received notification of a one level ratings downgrade by Standard & Poor’s.  On April 7, 2010, Standard & Poor’s upgraded the Company’s debt ratings one level.  On January 24, 2012, Moody’s affirmed the ratings of the Company’s operating subsidiaries but changed the outlook on the ratings from stable to negative reflecting their opinion of the potential direction of the ratings over the medium term (12 to 18 months). Management will continue to work with Moody’s over this time to address their concerns but it is not possible to predict the potential outcome. Management does not believe that a one notch downgrade would have a material adverse affect on the Company’s business.  We continue to possess significant financial flexibility and access to the debt and equity markets as a result of our perceived financial strength, as evidenced by the financial strength ratings as assigned by independent rating agencies.

From time to time, we have used open market share repurchases to adjust our capital position and enhance long term expected returns to our shareholders.  On July 21, 2008, our existing authorization to purchase up to 5 million of our shares was amended to authorize the purchase of up to 10 million shares.  On February 24, 2010, our existing authorization to purchase up to 10 million of our shares was amended to authorize the purchase of up to 15 million shares.  On February 22, 2012, our existing authorization to purchase up to 15 million of our shares was amended to authorize the purchase of up to 20 million shares.  As of March 31, 2012, we had repurchased 14.1 million shares under this authorization.

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

Over the past few years and particularly in 2010 and 2011, we have expanded the allocation of our investments funded by shareholders’ equity to include:  1) a greater percentage of publicly traded equity securities, 2) emerging market fixed maturities through mutual fund structures, 3) high yield fixed maturities, 4) bank loan securities and 5) private equity limited partnership investments.  The objective of this portfolio diversification is to enhance the risk-adjusted total return of the investment portfolio by allocating a prudent portion of the portfolio to higher return asset classes, which are also less subject to changes in value with movements in interest rates.  We limit our allocation to these asset classes because of 1) the potential for volatility in their values and 2) the impact of these investments on regulatory and rating agency capital adequacy models.  We use investment managers experienced in these markets and adjust our allocation to these investments based upon market conditions.  At March 31, 2012, the market value of investments in these investment market sectors, carried at both market and fair value, approximated 57.3% of shareholders’ equity.

Our liquidity requirements are generally met from positive cash flow from operations.  Positive cash flow results from reinsurance and insurance premiums being collected prior to disbursements for claims, which disbursements generally take place over an extended period after the collection of premiums, sometimes a period of many years.  Collected premiums are generally invested, prior to their use in such disbursements, and investment income provides additional funding for loss payments.  Our net cash flows from operating activities were $165.7 million and $188.1 million for the three months ended March 31, 2012 and 2011, respectively.  Additionally, these cash flows reflected net tax payments of $11.2 million and $11.9 million for the three months ended March 31, 2012 and 2011, respectively; net catastrophe loss payments of $163.9 million and $113.6 million for the three months ended March 31, 2012 and 2011, respectively; and net A&E payments of $12.7 million and $18.2 million for the three months ended March 31, 2012 and 2011, respectively.

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

As the timing of payments for claims and benefits cannot be predicted with certainty, we maintain portfolios of long term invested assets with varying maturities, along with short-term investments that provide additional liquidity for payment of claims.  At March 31, 2012 and December 31, 2011, we held cash and short-term investments of $1,415.6 million and $1,134.0 million, respectively.  All of our short-term investments are readily marketable and can be converted to cash.  In addition to these cash and short-term investments, at March 31, 2012, we had $651.8 million of available for sale fixed maturity securities maturing within one year or less, $5,385.8 million maturing within one to five years and $3,643.9 million maturing after five years.  Our $1,670.1 million of equity securities are comprised primarily of publicly traded securities that can be easily liquidated.  We believe that these fixed maturity and equity securities, in conjunction with the short-term investments and positive cash flow from operations, provide ample sources of liquidity for the expected payment of losses in the near future.  We do not anticipate selling securities or using available credit facilities to pay losses and LAE but have the ability to do so.  Sales of securities might result in realized capital gains or losses.  At March 31, 2012 we had $632.8 million of net pre-tax unrealized appreciation, comprised of $681.4 million of pre-tax unrealized appreciation and $48.6 million of pre-tax unrealized depreciation.

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

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth.  Minimum net worth is an amount equal to the sum of $3,575.4 million plus 25% of consolidated net income for each of Group’s fiscal quarters, for which statements are available ending on or after January 1, 2007 and for which consolidated net income is positive, plus 25% of any increase in consolidated net worth during such period attributable to the issuance of ordinary and preferred shares, which at March 31, 2012, was $4,370.8 million.  As of March 31, 2012, the Company was in compliance with all Group Credit Facility covenants.

At March 31, 2012, the Group Credit Facility had no outstanding letters of credit under tranche one and $437.7 million outstanding letters of credit under tranche two.  At December 31, 2011, the Group Credit Facility had no outstanding letters of credit under tranche one and $446.5 million outstanding letters of credit under tranche two.

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

The Holdings Credit Facility requires Holdings to maintain a debt to capital ratio of not greater than 0.35 to 1 and Everest Re to maintain its statutory surplus at $1,875.0 million plus 25% of future aggregate net income and 25% of future aggregate capital contributions after December 31, 2010, which at March 31, 2012, was $1,933.0 million.  As of March 31, 2012, Holdings was in compliance with all Holdings Credit Facility covenants.

At March 31, 2012 and December 31, 2011, the Company had no outstanding short-term borrowings from the Holdings Credit Facility revolving credit line.  Short-term borrowings can be paid either through renewal with a one, two, three or six month term; or out of available liquidity.  In addition, at March 31, 2012 and December 31, 2011, the Holdings Credit Facility had outstanding letters of credit of $5.0 million.

Costs incurred in connection with the Group Credit Facility and the Holdings Credit Facility were $0.6 million and $0.5 million for March 31, 2012 and 2011, respectively.

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

Interest Rate Risk.  Our $16.1 billion investment portfolio, at March 31, 2012, is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations and some foreign exchange rate risk.  The overall economic impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity securities portfolio, including short-term investments, from a change in market interest rates.  In a declining interest rate environment, it includes prepayment risk on the $2,504.1 million of mortgage-backed securities in the $12,456.7 million fixed maturity portfolio.  Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The table below displays the potential impact of market value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $943.6 million of short-term investments) for the period indicated based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates.  For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually.  To generate appropriate price estimates on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account.  For legal entities with a non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios.

	Impact of Interest Rate Shift in Basis Points
	At March 31, 2012
	-200	-100	0	100	200
(Dollars in millions)
Total Market/Fair Value	$14,106.1	$13,764.7	$13,400.2	$12,999.5	$12,579.2
Market/Fair Value Change from Base (%)	5.3%	2.7%	0.0%	-3.0%	-6.1%
Change in Unrealized Appreciation
After-tax from Base ($)	$591.0	$305.8	$-	$(337.3)	$(691.5)

We had $10,029.3 million and $10,123.2 million of gross reserves for losses and LAE as of March 31, 2012 and December 31, 2011, respectively.  These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money.  Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value.  As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases.  These movements are the opposite of the interest rate impacts on the fair value of investments.  While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid.  Our loss and loss reserve obligations have an expected duration of approximately 3.6 years, which is reasonably consistent with our fixed income portfolio.  If we were to discount our loss and LAE reserves, net of $0.6 billion of reinsurance receivables on unpaid losses, the discount would be approximately $1.4 billion resulting in a discounted reserve balance of approximately $8.1 billion, representing approximately 60.2% of the market value of the fixed maturity investment portfolio funds.

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

	Impact of Percentage Change in Equity Fair/Market Values
	At March 31, 2012
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$1,336.1	$1,503.1	$1,670.1	$1,837.1	$2,004.1
After-tax Change in Fair/Market Value	$(248.4)	$(124.2)	$-	$124.2	$248.4

Foreign Currency Risk.  Foreign currency risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates.  Each of our non-U.S./Bermuda (“foreign”) operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines.  Each foreign operation may conduct business in its local currency, as well as the currency of other countries in which it operates.  The primary foreign currency exposures for these foreign operations are the Canadian Dollar, the Singapore Dollar, the British Pound Sterling and the Euro.  We mitigate foreign exchange exposure by generally matching the currency and duration of our assets to our corresponding operating liabilities.  In accordance with FASB guidance, we translate the assets, liabilities and income of non-U.S. dollar functional currency legal entities to the U.S. dollar.  This translation amount is reported as a component of other comprehensive income.  As of March 31, 2012, there has been no material change in exposure to foreign exchange rates as compared to December 31, 2011.

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

We sold six equity index put option contracts, based on the S&P 500 index, for total consideration, net of commissions, of $22.5 million.  At March 31, 2012, fair value for these equity index put option contracts was $55.8 million.  These equity index put option contracts each have a single exercise date, with maturities ranging from 12 to 30 years and strike prices ranging from $1,141.21 to $1,540.63.  The S&P 500 index value at March 31, 2012 was $1,408.47.  No amounts will be payable under these equity index put option contracts if the S&P 500 index is at, or above, the strike prices on the exercise dates, which fall between June 2017 and March 2031.  If the S&P 500 index is lower than the strike price on the applicable exercise date, the amount due would vary proportionately with the percentage by which the index is below the strike price.  Based on historical index volatilities and trends and the March 31, 2012 S&P 500 index value, we estimate the probability that each equity index put option contract of the S&P 500 index falling below the strike price on the exercise date to be less than 37%.  The theoretical maximum payouts under the equity index put option contracts would occur if on each of the exercise dates the S&P 500 index value were zero.  At March 31, 2012, the present value of these theoretical maximum payouts using a 6% discount factor was $289.6 million.

We sold one equity index put option contract based on the FTSE 100 index for total consideration, net of commissions, of $6.7 million.  At March 31, 2012, fair value for this equity index put option contract was $7.7 million.  This equity index put option contract has an exercise date of July 2020 and a strike price of ₤5,989.75.  The FTSE 100 index value at March 31, 2012 was ₤5,768.50.  No amount will be payable under this equity index put option contract if the FTSE 100 index is at, or above, the strike price on the exercise date.  If the FTSE 100 index is lower than the strike price on the exercise date, the amount due will vary proportionately with the percentage by which the index is below the strike price.  Based on historical index volatilities and trends and the March 31, 2012 FTSE 100 index value, we estimate the probability that the equity index put option contract of the FTSE 100 index will fall below the strike price on the exercise date to be less than 42%.  The theoretical maximum payout under the equity index put option contract would occur if on the exercise date the FTSE 100 index value was zero.  At March 31, 2012, the present value of the theoretical maximum payout using a 6% discount factor and current exchange rate was $32.1 million.

Because the equity index put option contracts meet the definition of a derivative, we report the fair value of these instruments in our consolidated balance sheets as a liability and record any changes to fair value in our consolidated statements of operations and comprehensive income (loss) as a net derivative gain (loss).  Our financial statements reflect fair values for our obligations on these equity index put option contracts at March 31, 2012, of $63.5 million; even though it may not be likely that the ultimate settlement of these transactions would require a payment that would exceed the initial consideration received, or any payment at all.

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

	Equity Indices Put Options Obligation – Sensitivity Analysis
(Dollars in millions)	At March 31, 2012
Interest Rate Shift in Basis Points:	-200	-100	0	100	200
Total Fair Value	$105.8	$82.1	$63.5	$49.0	$37.7
Fair Value Change from Base (%)	-66.5%	-29.2%	0.0%	22.9%	40.7%

Equity Indices Shift in Points (S&P 500/FTSE 100):	-500/-2000	-250/-1000	0	250/1000	500/2000
Total Fair Value	$122.2	$87.6	$63.5	$46.8	$35.0
Fair Value Change from Base (%)	-92.3%	-37.8%	0.0%	26.3%	44.9%

Combined Interest Rate /	-200/	-100/		100/	200/
Equity Indices Shift (S&P 500/FTSE 100):	-500/-2000	-250/-1000	0/0	250/1000	500/2000
Total Fair Value	$183.2	$110.3	$63.5	$35.2	$18.9
Fair Value Change from Base (%)	-188.3%	-73.6%	0.0%	44.6%	70.3%

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

ITEM 1A.  RISK FACTORS

No material changes.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities.

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares (or
			Purchased as Part	Units) that May Yet
	Total Number of		of Publicly	Be Purchased Under
	Shares (or Units)	Average Price Paid	Announced Plans or	the Plans or
Period	Purchased	per Share (or Unit)	Programs	Programs (1)
January 1 - 31, 2012	0	$-	0	2,274,947
February 1 - 29, 2012	587,469	$89.5178	558,400	6,716,547
March 1 - 31, 2012	819,029	$91.5741	819,029	5,897,518
Total	1,406,498	$-	1,377,429	5,897,518

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

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

Dated:  May 10, 2012