Form 10-Q
period 2012-06-30
EVEREST RE GROUP LTD
filed 2012-08-09
CIK 1095073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2012	Commission file number: 1-15731

EVEREST RE GROUP, LTD.
(Exact name of registrant as specified in its charter)

Bermuda	98-0365432
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

Large accelerated filer	X	Accelerated filer
Non-accelerated filer		Smaller reporting company
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Class	At August 1, 2012
Common Shares, $0.01 par value	51,822,388

EVEREST RE GROUP, LTD

Form 10-Q

Page
PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

PART I

ITEM 1.  FINANCIAL STATEMENTS

EVEREST RE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Dollars and share amounts in thousands, except par value per share)	2012	2011
	(unaudited)
ASSETS:
Fixed maturities - available for sale, at market value	$12,480,411	$12,293,524
(amortized cost: 2012, $11,845,861; 2011, $11,731,173)
Fixed maturities - available for sale, at fair value	62,831	113,606
Equity securities - available for sale, at market value (cost: 2012, $335,081; 2011, $463,620)	331,212	448,930
Equity securities - available for sale, at fair value	1,215,455	1,249,106
Short-term investments	947,600	685,332
Other invested assets (cost: 2012, $593,459; 2011, $558,232)	593,459	558,232
Cash	398,851	448,651
Total investments and cash	16,029,819	15,797,381
Accrued investment income	129,309	130,193
Premiums receivable	971,599	1,077,548
Reinsurance receivables	598,399	580,339
Funds held by reinsureds	259,375	267,295
Deferred acquisition costs	285,034	378,026
Prepaid reinsurance premiums	76,583	85,409
Deferred tax asset	294,683	332,783
Income taxes recoverable	40,004	41,623
Other assets	218,446	202,958
TOTAL ASSETS	$18,903,251	$18,893,555

LIABILITIES:
Reserve for losses and loss adjustment expenses	$9,890,827	$10,123,215
Future policy benefit reserve	66,269	67,187
Unearned premium reserve	1,241,592	1,412,778
Funds held under reinsurance treaties	2,646	2,528
Commission reserves	44,646	55,103
Other net payable to reinsurers	78,366	51,564
5.4% Senior notes due 10/15/2014	249,882	249,858
6.6% Long term notes due 5/1/2067	238,355	238,354
Junior subordinated debt securities payable	329,897	329,897
Accrued interest on debt and borrowings	4,781	4,781
Equity index put option liability	79,851	69,729
Other liabilities	258,788	217,186
Total liabilities	12,485,900	12,822,180

Commitments and contingencies (Note 8)

SHAREHOLDERS' EQUITY:
Preferred shares, par value: $0.01; 50,000 shares authorized;
no shares issued and outstanding	-	-
Common shares, par value: $0.01; 200,000 shares authorized; (2012) 66,944
and (2011) 66,455 outstanding before treasury shares	669	665
Additional paid-in capital	1,924,313	1,892,988
Accumulated other comprehensive income (loss), net of deferred income tax expense
(benefit) of $117,348 at 2012 and $112,969 at 2011	438,139	366,978
Treasury shares, at cost; 15,087 shares (2012) and 12,719 shares (2011)	(1,298,969)	(1,073,970)
Retained earnings	5,353,199	4,884,714
Total shareholders' equity	6,417,351	6,071,375
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$18,903,251	$18,893,555

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share amounts)	2012	2011	2012	2011
	(unaudited)		(unaudited)
REVENUES:
Premiums earned	$1,037,800	$1,039,835	$2,035,778	$2,051,281
Net investment income	149,329	158,618	301,767	337,323
Net realized capital gains (losses):
Other-than-temporary impairments on fixed maturity securities	(466)	-	(6,354)	(14,767)
Other-than-temporary impairments on fixed maturity securities
transferred to other comprehensive income (loss)	-	-	-	-
Other net realized capital gains (losses)	(16,114)	(4,845)	88,493	22,078
Total net realized capital gains (losses)	(16,580)	(4,845)	82,139	7,311
Net derivative gain (loss)	(16,306)	(3,371)	(10,123)	4,154
Other income (expense)	27,812	(13,446)	21,618	(16,833)
Total revenues	1,182,055	1,176,791	2,431,179	2,383,236

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	607,870	735,789	1,210,336	1,985,565
Commission, brokerage, taxes and fees	265,789	237,374	503,292	473,831
Other underwriting expenses	49,675	45,897	98,170	90,853
Corporate expenses	6,075	3,790	10,736	7,718
Interest, fees and bond issue cost amortization expense	13,244	13,116	26,422	26,114
Total claims and expenses	942,653	1,035,966	1,848,956	2,584,081

INCOME (LOSS) BEFORE TAXES	239,402	140,825	582,223	(200,845)
Income tax expense (benefit)	24,851	9,513	62,968	(16,263)

NET INCOME (LOSS)	$214,551	$131,312	$519,255	$(184,582)

Other comprehensive income (loss), net of tax :
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period	5,408	108,484	85,535	67,677
Less: reclassification adjustment for realized losses (gains) included in net income (loss)	(7,456)	3,153	(7,214)	19,471
Total URA(D) on securities arising during the period	(2,048)	111,637	78,321	87,148
Foreign currency translation adjustments	(24,997)	10,683	(9,127)	39,505
Pension adjustments	983	746	1,967	1,492
Total other comprehensive income (loss), net of tax	(26,062)	123,066	71,161	128,145

COMPREHENSIVE INCOME (LOSS)	$188,489	$254,378	$590,416	$(56,437)

EARNINGS PER COMMON SHARE:
Basic	$4.10	$2.42	$9.81	$(3.40)
Diluted	4.08	2.41	9.79	(3.40)
Dividends declared	0.48	0.48	0.96	0.96

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except share and dividends per share amounts)	2012	2011	2012	2011
	(unaudited)		(unaudited)
COMMON SHARES (shares outstanding):
Balance, beginning of period	52,624,820	54,224,433	53,735,551	54,428,168
Issued during the period, net	223,184	121,783	489,882	346,086
Treasury shares acquired	(990,957)	-	(2,368,386)	(428,038)
Balance, end of period	51,857,047	54,346,216	51,857,047	54,346,216

COMMON SHARES (par value):
Balance, beginning of period	$667	$662	$665	$660
Issued during the period, net	2	2	4	4
Balance, end of period	669	664	669	664

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	1,901,322	1,868,153	1,892,988	1,863,031
Share-based compensation plans	22,991	10,089	31,325	15,211
Balance, end of period	1,924,313	1,878,242	1,924,313	1,878,242

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS),
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	464,201	337,337	366,978	332,258
Net increase (decrease) during the period	(26,062)	123,066	71,161	128,145
Balance, end of period	438,139	460,403	438,139	460,403

RETAINED EARNINGS:
Balance, beginning of period	5,163,777	4,727,109	4,884,714	5,069,048
Net income (loss)	214,551	131,312	519,255	(184,582)
Dividends declared ($0.48 per quarter and $0.96 year-to-date
per share in 2012 and 2011)	(25,129)	(26,081)	(50,770)	(52,126)
Balance, end of period	5,353,199	4,832,340	5,353,199	4,832,340

TREASURY SHARES AT COST:
Balance, beginning of period	(1,198,969)	(1,019,091)	(1,073,970)	(981,480)
Purchase of treasury shares	(100,000)	-	(224,999)	(37,611)
Balance, end of period	(1,298,969)	(1,019,091)	(1,298,969)	(1,019,091)

TOTAL SHAREHOLDERS' EQUITY, END OF PERIOD	$6,417,351	$6,152,558	$6,417,351	$6,152,558

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2012	2011	2012	2011
	(unaudited)		(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$214,551	$131,312	$519,255	$(184,582)
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable	70,139	(35,074)	107,410	(153,497)
Decrease (increase) in funds held by reinsureds, net	10,673	22,645	8,407	39,488
Decrease (increase) in reinsurance receivables	(33,809)	537	(13,027)	17,755
Decrease (increase) in income taxes recoverable	4,768	49,873	1,459	(7,433)
Decrease (increase) in deferred tax asset	3,956	(17,582)	33,961	1,658
Decrease (increase) in prepaid reinsurance premiums	3,130	22,319	9,123	39,346
Increase (decrease) in reserve for losses and loss adjustment expenses	(95,066)	146,938	(267,230)	693,385
Increase (decrease) in future policy benefit reserve	(574)	(176)	(919)	(394)
Increase (decrease) in unearned premiums	(186,162)	(106,556)	(173,569)	(113,687)
Increase (decrease) in other net payable to reinsurers	30,025	(6,899)	26,903	(29,583)
Change in equity adjustments in limited partnerships	(15,972)	(14,309)	(28,492)	(50,614)
Change in other assets and liabilities, net	92,669	(64,275)	119,003	60,963
Non-cash compensation expense	7,652	4,212	13,374	7,658
Amortization of bond premium (accrual of bond discount)	16,200	12,818	30,966	25,570
Amortization of underwriting discount on senior notes	12	12	25	24
Net realized capital (gains) losses	16,580	4,845	(82,139)	(7,311)
Net cash provided by (used in) operating activities	138,772	150,640	304,510	338,746

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale, at market value	381,216	372,401	791,593	810,665
Proceeds from fixed maturities matured/called - available for sale, at fair value	-	5,875	-	12,775
Proceeds from fixed maturities sold - available for sale, at market value	203,240	336,770	421,318	867,680
Proceeds from fixed maturities sold - available for sale, at fair value	1,862	17,168	61,143	50,120
Proceeds from equity securities sold - available for sale, at market value	34,549	110	54,792	27,206
Proceeds from equity securities sold - available for sale, at fair value	53,950	37,000	297,606	93,667
Distributions from other invested assets	12,798	40,535	21,017	127,094
Cost of fixed maturities acquired - available for sale, at market value	(641,902)	(582,696)	(1,254,576)	(1,537,328)
Cost of fixed maturities acquired - available for sale, at fair value	(2,382)	(7,148)	(5,506)	(15,224)
Cost of equity securities acquired - available for sale, at market value	(6,202)	(28,683)	(12,654)	(115,811)
Cost of equity securities acquired - available for sale, at fair value	(79,934)	(213,658)	(193,279)	(342,300)
Cost of other invested assets acquired	(16,680)	(27,544)	(28,592)	(52,102)
Cost of businesses acquired	-	-	-	(63,100)
Net change in short-term investments	(5,025)	(130,222)	(262,730)	2,717
Net change in unsettled securities transactions	(32,856)	175,061	5,966	47,201
Net cash provided by (used in) investing activities	(97,366)	(5,031)	(103,902)	(86,740)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares issued during the period, net	15,344	5,879	17,955	7,557
Purchase of treasury shares	(100,000)	-	(224,999)	(37,611)
Revolving credit borrowings	-	-	-	(10,000)
Dividends paid to shareholders	(25,129)	(26,081)	(50,770)	(52,126)
Net cash provided by (used in) financing activities	(109,785)	(20,202)	(257,814)	(92,180)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(4,817)	1,969	7,406	(6,711)

Net increase (decrease) in cash	(73,196)	127,376	(49,800)	153,115
Cash, beginning of period	472,047	284,147	448,651	258,408
Cash, end of period	$398,851	$411,523	$398,851	$411,523

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid (recovered)	$12,617	$(24,471)	$23,801	$(12,546)
Interest paid	20,387	20,259	26,085	25,778

Non-cash transaction:
Net assets acquired and liabilities assumed from business acquisitions	-	-	-	19,130
Conversion of equity securities - available for sale, at market value, to fixed maturity securities - available for sale, at market value, including accrued
interest at time of conversion	92,981	-	92,981	-

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended June 30, 2012 and 2011

1.  GENERAL

Everest Re Group, Ltd. (“Group”), a Bermuda company, through its subsidiaries, principally provides reinsurance and insurance in the U.S., Bermuda and international markets.  As used in this document, “Company” means Group and its subsidiaries.

2.  BASIS OF PRESENTATION

The unaudited consolidated financial statements of the Company for the three and six months ended June 30, 2012 and 2011 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis.  Certain financial information, which is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), has been omitted since it is not required for interim reporting purposes.  The December 31, 2011 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  The results for the three and six months ended June 30, 2012 and 2011 are not necessarily indicative of the results for a full year.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2011, 2010 and 2009 included in the Company’s most recent Form 10-K filing.

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

Treatment of Insurance Contract Acquisition Costs. In October 2010, the FASB issued authoritative guidance for the accounting for costs associated with acquiring or renewing insurance contracts.  The guidance identifies the incremental direct costs of contract acquisition and costs directly related to acquisition activities that should be capitalized.  This guidance is effective for reporting periods beginning after December 15, 2011.  The Company implemented this guidance as of January 1, 2012 and determined that $13,492 thousand of previously deferrable acquisition costs will be expensed during 2012 and the first quarter of 2013, including $3,595 thousand and $6,241 thousand of previously deferrable acquisition costs expensed in the three and six months ended June 30, 2012, respectively.  If the guidance had been applicable for the prior periods, the Company would have expensed $3,401 thousand and $6,447 thousand of deferrable acquisition costs during the three and six months ended June 30, 2011, respectively.

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

3.  INVESTMENTS

The amortized cost, market value and gross unrealized appreciation and depreciation of available for sale, fixed maturity and equity security investments, carried at market value, are as follows for the periods indicated:

	At June 30, 2012
	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$294,101	$15,445	$(465)	$309,081
Obligations of U.S. states and political subdivisions	1,353,400	93,071	(245)	1,446,226
Corporate securities	3,611,149	226,104	(12,733)	3,824,520
Asset-backed securities	186,595	7,139	(411)	193,323
Mortgage-backed securities
Commercial	311,176	24,077	(6,966)	328,287
Agency residential	2,056,703	73,608	(2,657)	2,127,654
Non-agency residential	13,378	735	(236)	13,877
Foreign government securities	1,639,567	122,945	(5,683)	1,756,829
Foreign corporate securities	2,379,792	118,789	(17,967)	2,480,614
Total fixed maturity securities	$11,845,861	$681,913	$(47,363)	$12,480,411
Equity securities	$335,081	$3,634	$(7,503)	$331,212

	At December 31, 2011
	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$284,514	$16,407	$(287)	$300,634
Obligations of U.S. states and political subdivisions	1,558,615	102,815	(525)	1,660,905
Corporate securities	3,495,761	197,914	(27,054)	3,666,621
Asset-backed securities	186,936	7,020	(550)	193,406
Mortgage-backed securities
Commercial	310,387	20,942	(9,902)	321,427
Agency residential	2,198,937	86,722	(3,066)	2,282,593
Non-agency residential	53,365	499	(775)	53,089
Foreign government securities	1,555,707	120,900	(8,389)	1,668,218
Foreign corporate securities	2,086,951	91,869	(32,189)	2,146,631
Total fixed maturity securities	$11,731,173	$645,088	$(82,737)	$12,293,524
Equity securities	$463,620	$4,060	$(18,750)	$448,930

The $1,756,829 thousand of foreign government securities at June 30, 2012 included $788,695 thousand of European sovereign securities.  Approximately 56.3%, 19.2% and 7.2% of European sovereign securities represented securities held in the governments of the United Kingdom, France and Austria, respectively.  No other countries represented more than 5% of the European sovereign securities.  The Company held no sovereign securities of Portugal, Italy, Ireland, Greece or Spain at June 30, 2012.

In accordance with FASB guidance, the Company reclassified the non-credit portion of other-than-temporary impairments from retained earnings into accumulated other comprehensive income (loss), on April 1, 2009.  The table below presents the pre-tax cumulative unrealized appreciation (depreciation) on those corporate securities, for the periods indicated:

(Dollars in thousands)	At June 30, 2012	At December 31, 2011
Pre-tax cumulative unrealized appreciation (depreciation)	$4,028	$2,567

The amortized cost and market value of fixed maturity securities are shown in the following table by contractual maturity.  Mortgage-backed securities are generally more likely to be prepaid than other fixed maturity securities. As the stated maturity of such securities may not be indicative of actual maturities, the totals for mortgage-backed and asset-backed securities are shown separately.

	At June 30, 2012		At December 31, 2011
	Amortized	Market	Amortized	Market
(Dollars in thousands)	Cost	Value	Cost	Value
Fixed maturity securities – available for sale:
Due in one year or less	$800,697	$808,527	$494,098	$494,911
Due after one year through five years	5,219,213	5,464,033	5,052,484	5,268,748
Due after five years through ten years	2,098,202	2,264,549	2,188,080	2,325,142
Due after ten years	1,159,897	1,280,161	1,246,886	1,354,208
Asset-backed securities	186,595	193,323	186,936	193,406
Mortgage-backed securities:
Commercial	311,176	328,287	310,387	321,427
Agency residential	2,056,703	2,127,654	2,198,937	2,282,593
Non-agency residential	13,378	13,877	53,365	53,089
Total fixed maturity securities	$11,845,861	$12,480,411	$11,731,173	$12,293,524

The changes in net unrealized appreciation (depreciation) for the Company’s investments are derived from the following sources for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2012	2011	2012	2011
Increase (decrease) during the period between the market value and cost of investments carried at market value, and deferred taxes thereon:
Fixed maturity securities	$9,352	$128,231	$70,739	$91,685
Fixed maturity securities, other-than-temporary impairment	559	723	1,461	1,887
Equity securities	(12,029)	8,728	10,821	8,108
Other invested assets	-	(3,165)	-	(1,730)
Change in unrealized appreciation (depreciation), pre-tax	(2,118)	134,517	83,021	99,950
Deferred tax benefit (expense)	53	(22,885)	(4,724)	(12,800)
Deferred tax benefit (expense), other-than-temporary impairment	17	5	24	(2)
Change in unrealized appreciation (depreciation),
net of deferred taxes, included in shareholders’ equity	$(2,048)	$111,637	$78,321	$87,148

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

The tables below display the aggregate market value and gross unrealized depreciation of fixed maturity and equity securities, by security type and contractual maturity, in each case subdivided according to length of time that individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at June 30, 2012 By Security Type
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$-	$-	$6,145	$(465)	$6,145	$(465)
Obligations of U.S. states and political subdivisions	712	(9)	5,793	(236)	6,505	(245)
Corporate securities	249,060	(3,865)	169,654	(8,868)	418,714	(12,733)
Asset-backed securities	15,514	(182)	1,208	(229)	16,722	(411)
Mortgage-backed securities
Commercial	-	-	46,708	(6,966)	46,708	(6,966)
Agency residential	346,230	(2,328)	3,222	(329)	349,452	(2,657)
Non-agency residential	-	-	3,211	(236)	3,211	(236)
Foreign government securities	75,726	(1,049)	65,899	(4,634)	141,625	(5,683)
Foreign corporate securities	216,307	(3,512)	157,896	(14,455)	374,203	(17,967)
Total fixed maturity securities	$903,549	$(10,945)	$459,736	$(36,418)	$1,363,285	$(47,363)
Equity securities	315,882	(7,501)	13	(2)	315,895	(7,503)
Total	$1,219,431	$(18,446)	$459,749	$(36,420)	$1,679,180	$(54,866)

	Duration of Unrealized Loss at June 30, 2012 By Maturity
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities
Due in one year or less	$34,588	$(589)	$55,410	$(7,886)	$89,998	$(8,475)
Due in one year through five years	316,457	(4,112)	217,912	(12,762)	534,369	(16,874)
Due in five years through ten years	166,048	(3,029)	106,435	(4,365)	272,483	(7,394)
Due after ten years	24,712	(705)	25,630	(3,645)	50,342	(4,350)
Asset-backed securities	15,514	(182)	1,208	(229)	16,722	(411)
Mortgage-backed securities	346,230	(2,328)	53,141	(7,531)	399,371	(9,859)
Total fixed maturity securities	$903,549	$(10,945)	$459,736	$(36,418)	$1,363,285	$(47,363)

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position at June 30, 2012 were $1,679,180 thousand and $54,866 thousand, respectively.  There were no unrealized losses on a single issuer that exceeded 0.02% of the market value of the fixed maturity securities at June 30, 2012.  In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector.  The $10,945 thousand of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were generally comprised of domestic and foreign corporate securities, agency residential mortgage-backed securities and foreign government securities.  Of these unrealized losses, $6,854 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating organization. The $36,418 thousand of unrealized losses related to fixed maturity securities in an unrealized loss position for more than one year related primarily to domestic and foreign corporate securities, foreign government securities and commercial mortgage-backed securities.  Of these unrealized losses, $25,801 thousand related to securities that were rated investment grade by at least one nationally recognized statistical rating organization.  The non-investment grade securities with unrealized losses were mainly comprised of corporate and commercial mortgage-backed securities.  The gross unrealized depreciation for mortgage-backed securities included $282 thousand related to sub-prime and alt-A loans.  In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations.  The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments.

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

The components of net investment income are presented in the table below for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2012	2011	2012	2011
Fixed maturity securities	$120,602	$132,668	$244,946	$265,524
Equity securities	16,228	13,156	33,504	25,019
Short-term investments and cash	358	439	527	676
Other invested assets
Limited partnerships	16,439	14,344	29,286	50,975
Other	(492)	4,126	1,026	4,723
Total gross investment income	153,135	164,733	309,289	346,917
Interest debited (credited) and other investment expense	(3,806)	(6,115)	(7,522)	(9,594)
Total net investment income	$149,329	$158,618	$301,767	$337,323

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

The Company had contractual commitments to invest up to an additional $125,261 thousand in limited partnerships at June 30, 2012.  These commitments will be funded when called in accordance with the partnership agreements, which have investment periods that expire, unless extended, through 2016.

The components of net realized capital gains (losses) are presented in the table below for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2012	2011	2012	2011
Fixed maturity securities, market value:
Other-than-temporary impairments	$(466)	$-	$(6,354)	$(14,767)
Gains (losses) from sales	2,068	(5,603)	6,135	(15,618)
Fixed maturity securities, fair value:
Gains (losses) from sales	(180)	565	5,027	(950)
Gains (losses) from fair value adjustments	(1,707)	(41)	1,325	(3,524)
Equity securities, market value:
Gains (losses) from sales	6,308	1	6,820	38
Equity securities, fair value:
Gains (losses) from sales	(2,318)	(206)	20,099	1,698
Gains (losses) from fair value adjustments	(20,285)	440	49,088	40,434
Short-term investments gain (loss)	-	(1)	(1)	-
Total net realized capital gains (losses)	$(16,580)	$(4,845)	$82,139	$7,311

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

The proceeds and split between gross gains and losses, from sales of fixed maturity and equity securities, are presented in the table below for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2012	2011	2012	2011
Proceeds from sales of fixed maturity securities	$205,102	$353,938	$482,461	$917,800
Gross gains from sales	6,593	7,165	20,482	24,515
Gross losses from sales	(4,705)	(12,203)	(9,320)	(41,083)

Proceeds from sales of equity securities	$88,499	$37,110	$352,398	$120,873
Gross gains from sales	7,662	725	35,175	3,207
Gross losses from sales	(3,672)	(930)	(8,256)	(1,471)

During the second quarter of 2012, the Company redeemed one of its mutual fund investments reflected on the balance sheet as an equity security – available for sale, at market value.  As part of the redemption settlement, the Company received its proportionate share of the fund’s fixed maturities and related accrued interest in the amount of $92,981 thousand.  The Company has categorized the fixed maturities as available for sale, at market value.

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

The Company sold six equity index put option contracts, based on the Standard & Poor’s 500 (“S&P 500”) index, for total consideration, net of commissions, of $22,530 thousand.  At June 30, 2012, fair value for these equity index put option contracts was $70,436 thousand.  These equity index put option contracts each have a single exercise date, with maturities ranging from 12 to 30 years and strike prices ranging from $1,141.21 to $1,540.63.  No amounts will be payable under these equity index put option contracts if the S&P 500 index is at, or above, the strike prices on the exercise dates, which fall between June 2017 and March 2031.  If the S&P 500 index is lower than the strike price on the applicable exercise date, the amount due would vary proportionately with the percentage by which the index is below the strike price.  Based on historical index volatilities and trends and the June 30, 2012 S&P 500 index value, the Company estimates the probability that each equity index put option contract of the S&P 500 index falling below the strike price on the exercise date to be less than 45%.  The theoretical maximum payouts under the equity index put option contracts would occur if on each of the exercise dates the S&P 500 index value were zero.  At June 30, 2012, the present value of these theoretical maximum payouts using a 6% discount factor was $293,803 thousand.

The Company sold one equity index put option contract based on the FTSE 100 index for total consideration, net of commissions, of $6,706 thousand.  At June 30, 2012, fair value for this equity index put option contract was $9,415 thousand.  This equity index put option contract has an exercise date of July 2020 and a strike price of ₤5,989.75.  No amount will be payable under this equity index put option contract if the FTSE 100 index is at, or above, the strike price on the exercise date.  If the FTSE 100 index is lower than the strike price on the exercise date, the amount due will vary proportionately with the percentage by which the index is below the strike price.  Based on historical index volatilities and trends and the June 30, 2012 FTSE 100 index value, the Company estimates the probability that the equity index put option contract of the FTSE 100 index will fall below the strike price on the exercise date to be less than 49%.  The theoretical maximum payout under the equity index put option contract would occur if on the exercise date the FTSE 100 index value was zero.  At June 30, 2012, the present value of the theoretical maximum payout using a 6% discount factor and current exchange rate was $32,295 thousand.

The fair value of the equity index put options can be found in the Company’s consolidated balance sheets as follows:

(Dollars in thousands)
Derivatives not designated as	Location of fair value	At	At
hedging instruments	in balance sheets	June 30, 2012	December 31, 2011

Equity index put option contracts	Equity index put option liability	$79,851	$69,729
Total		$79,851	$69,729

The change in fair value of the equity index put option contracts can be found in the Company’s statement of operations and comprehensive income (loss) as follows:

(Dollars in thousands)		For the Three Months Ended		For the Six Months Ended
Derivatives not designated as	Location of gain (loss) in statements of	June 30,		June 30,
hedging instruments	operations and comprehensive income (loss)	2012	2011	2012	2011

Equity index put option contracts	Net derivative gain (loss)	$(16,306)	$(3,371)	$(10,123)	$4,154
Total		$(16,306)	$(3,371)	$(10,123)	$4,154

The Company’s equity index put option contracts contain provisions that require collateralization of the fair value, as calculated by the counterparty, above a specified threshold, which is based on the Company’s financial strength ratings (Moody’s Investors Service, Inc.) and/or debt ratings (Standard & Poor’s Ratings Services).  The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on June 30, 2012, was $79,851 thousand for which the Company had posted collateral with a market value of $48,817 thousand.  If on June 30, 2012, the Company’s ratings were such that the collateral threshold was zero, the Company’s collateral requirement would increase by $55,000 thousand.

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

In limited instances where prices are not provided by pricing services or in rare instances when a manager may not agree with the pricing service, price quotes on a non-binding basis are obtained from investment brokers.  The investment asset managers do not make any changes to prices received from either the pricing services or the investment brokers.  In addition, the investment asset managers have procedures in place to review the reasonableness of the prices from the service providers and may request verification of the prices.  In addition, the Company continually performs analytical reviews of price changes and tests the prices on a random basis to an independent pricing source.  No material variances were noted during these price validation procedures.  In limited situations, where financial markets are inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value.  The Company made no such adjustments at June 30, 2012 and December 31, 2011.

The Company internally manages a small public equity portfolio which had a fair value at June 30, 2012 of $94,636 thousand and all prices were obtained from publically published sources.

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

As of June 30, 2012 and December 31, 2011, all Level 3 fixed maturity securities, were priced using single non-binding broker quotes since prices for these securities were not provided by normal pricing service companies.  The single broker quotes are provided by market makers or broker-dealers who are recognized as market participants in the markets in which they are providing the quotes.  The prices received from brokers are reviewed for reasonableness by our asset managers and management.

The Company sold seven equity index put option contracts which meet the definition of a derivative.  The Company’s position in these contracts is unhedged.  The Company records the change in fair value of equity index put option contracts in its consolidated statements of operations and comprehensive income (loss).

The fair value was calculated using an industry accepted option pricing model, Black-Scholes, which used the following assumptions:

	At June 30, 2012
		Contract
	Contracts	based on
	based on	FTSE 100
	S & P 500 Index	Index
Equity index	1,362.2	5,571.1
Interest rate	1.78% to 3.53%	2.58%
Time to maturity	4.9 to 18.8 yrs	8.1 yrs
Volatility	22.0% to 25.2%	24.5%

The following table presents the fair value measurement levels for all assets and liabilities, which the Company has recorded at fair value (fair and market value) as of the periods indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	June 30, 2012	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$309,081	$-	$309,081	$-
Obligations of U.S. States and political subdivisions	1,446,226	-	1,446,226	-
Corporate securities	3,824,520	-	3,824,520	-
Asset-backed securities	193,323	-	183,341	9,982
Mortgage-backed securities
Commercial	328,287	-	328,287	-
Agency residential	2,127,654	-	2,127,654	-
Non-agency residential	13,877	-	13,872	5
Foreign government securities	1,756,829	-	1,756,829	-
Foreign corporate securities	2,480,614	-	2,472,710	7,904
Total fixed maturities, market value	12,480,411	-	12,462,520	17,891

Fixed maturities, fair value	62,831	-	62,831	-
Equity securities, market value	331,212	315,895	15,317	-
Equity securities, fair value	1,215,455	1,090,914	124,541	-

Liabilities:
Equity index put option contracts	$79,851	$-	$-	$79,851

There were no transfers between Level 1 and Level 2 for the six months ended June 30, 2012.

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

The following tables present the activity under Level 3, fair value measurements using significant unobservable inputs by asset type, for the periods indicated:

	Three Months Ended June 30, 2012				Six Months Ended June 30, 2012
	Asset-backed	Foreign	Non-agency		Asset-backed	Foreign	Non-agency
(Dollars in thousands)	Securities	Corporate	RMBS	Total	Securities	Corporate	RMBS	Total
Beginning balance	$14,680	$5,650	$469	$20,799	$16,937	$3,044	$486	$20,467
Total gains or (losses) (realized/unrealized)
Included in earnings (or changes in net assets)	(1)	(16)	-	(17)	55	(20)	36	71
Included in other comprehensive income (loss)	(7)	(23)	-	(30)	359	126	(2)	483
Purchases, issuances and settlements	1,788	4,755	(1)	6,542	5,461	7,216	(52)	12,625
Transfers in and/or (out) of Level 3	(6,478)	(2,462)	(463)	(9,403)	(12,830)	(2,462)	(463)	(15,755)
Ending balance	$9,982	$7,904	$5	$17,891	$9,982	$7,904	$5	$17,891

The amount of total gains or losses for the period included
in earnings (or changes in net assets) attributable to the
change in unrealized gains or losses relating to assets
still held at the reporting date	$-	$-	$-	$-	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

	Three Months Ended June 30, 2011				Six Months Ended June 30, 2011
	Asset-backed	Foreign	Non-agency		Asset-backed	Foreign	Non-agency
(Dollars in thousands)	Securities	Corporate	RMBS	Total	Securities	Corporate	RMBS	Total
Beginning balance	$9,345	$519	$1,570	$11,434	$995	$4,416	$1,500	$6,911
Total gains or (losses) (realized/unrealized)
Included in earnings (or changes in net assets)	64	-	95	159	64	-	240	304
Included in other comprehensive income (loss)	(123)	-	(168)	(291)	(147)	-	(33)	(180)
Purchases, issuances and settlements	(81)	-	(144)	(225)	56	-	(354)	(298)
Transfers in and/or (out) of Level 3	(6,713)	(519)	-	(7,232)	1,524	(4,416)	-	(2,892)
Ending balance	$2,492	$-	$1,353	$3,845	$2,492	$-	$1,353	$3,845

The amount of total gains or losses for the period included
in earnings (or changes in net assets) attributable to the
change in unrealized gains or losses relating to assets
still held at the reporting date	$-	$-	$-	$-	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs for equity index put option contracts, for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2012	2011	2012	2011
Liabilities:
Balance, beginning of period	$63,546	$50,943	$69,729	$58,467
Total (gains) or losses (realized/unrealized)
Included in earnings (or changes in net assets)	16,306	3,371	10,123	(4,154)
Included in other comprehensive income (loss)	-	-	-	-
Purchases, issuances and settlements	-	-	-	-
Transfers in and/or (out) of Level 3	-	-	-	-
Balance, end of period	$79,851	$54,313	$79,851	$54,313

The amount of total gains or losses for the period included in earnings
(or changes in net assets) attributable to the change in unrealized
gains or losses relating to liabilities still held at the reporting date	$-	$-	$-	$-

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

7.  EARNINGS PER COMMON SHARE

Net income (loss) per common share has been computed as per below, based upon weighted average common basic and dilutive shares outstanding.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars and shares in thousands, except per share amounts)	2012	2011	2012	2011
Net income (loss) per share:
Numerator
Net income (loss)	$214,551	$131,312	$519,255	$(184,582)
Less: dividends declared-common shares and nonvested common shares	(25,129)	(26,081)	(50,770)	(52,126)
Undistributed earnings	189,422	105,231	468,485	(236,708)
Percentage allocated to common shareholders (1)	99.0%	99.3%	99.1%	99.4%
	187,610	104,514	464,367	(235,249)
Add: dividends declared-common shareholders	24,893	25,910	50,297	51,770
Numerator for basic and diluted earnings per common share	$212,503	$130,424	$514,664	$(183,479)

Denominator
Denominator for basic earnings per weighted-average common shares	51,855	53,949	52,451	54,002
Effect of dilutive securities:
Options	171	159	145	175
Denominator for diluted earnings per adjusted weighted-average common shares	52,026	54,108	52,596	54,177

Per common share net income (loss)
Basic	$4.10	$2.42	$9.81	$(3.40)
Diluted	$4.08	$2.41	$9.79	$(3.40)

(1) Basic weighted-average common shares outstanding	51,855	53,949	52,451	54,002
Basic weighted-average common shares outstanding and nonvested common shares expected to vest	52,355	54,319	52,916	54,337
Percentage allocated to common shareholders	99.0%	99.3%	99.1%	99.4%

(Some amounts may not reconcile due to rounding.)

The table below presents the options to purchase common shares that were outstanding, but were not included in the computation of earnings per diluted share as they were anti-dilutive, for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Anti-dilutive options	957,400	1,537,790	1,707,150	1,542,790

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

(Dollars in thousands)	At June 30, 2012	At December 31, 2011
	$143,735	$143,447

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

(Dollars in thousands)	At June 30, 2012	At December 31, 2011
	$28,002	$27,634

9.  OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the components of comprehensive income (loss) in the consolidated statements of operations for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2012	2011	2012	2011
Unrealized appreciation (depreciation) ("URA(D)") on
securities arising during the period
URA(D) of investments - temporary	$(2,677)	$133,794	$81,560	$98,063
URA(D) of investments - non-credit OTTI	559	723	1,461	1,887
Tax benefit (expense) from URA(D) arising during the period	70	(22,880)	(4,700)	(12,802)
Total URA(D) on securities arising during the period, net of tax	(2,048)	111,637	78,321	87,148

Foreign currency translation adjustments	(29,229)	10,101	(10,507)	44,488
Tax benefit (expense) from foreign currency translation	4,232	582	1,380	(4,983)
Net foreign currency translation adjustments	(24,997)	10,683	(9,127)	39,505

Pension adjustments	1,513	1,147	3,026	2,295
Tax benefit (expense) on pension	(530)	(401)	(1,059)	(803)
Net pension adjustments	983	746	1,967	1,492

Other comprehensive income (loss), net of tax	$(26,062)	$123,066	$71,161	$128,145

The following table presents the components of accumulated other comprehensive income (loss), net of tax, in the consolidated balance sheets for the periods indicated:

	At June 30,	At December 31,
(Dollars in thousands)	2012	2011
URA(D) on securities, net of deferred taxes
Temporary	$524,070	$447,234
Non-credit, OTTI	3,830	2,345
Total unrealized appreciation (depreciation) on investments, net of deferred taxes	527,900	449,579
Foreign currency translation adjustments, net of deferred taxes	(36,193)	(27,066)
Pension adjustments, net of deferred taxes	(53,568)	(55,535)
Accumulated other comprehensive income (loss)	$438,139	$366,978

10.  CREDIT FACILITIES

The Company has three credit facilities for a total commitment of up to $1,250,000 thousand, providing for the issuance of letters of credit and/or unsecured revolving credit lines. The following table presents the costs incurred in connection with the three credit facilities for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2012	2011	2012	2011
Credit facility fees incurred	$699	$522	$1,348	$990

The terms and outstanding amounts for each facility are discussed below:

Group Credit Facility

Effective June 22, 2012, Group, Bermuda Re and Everest International entered into a four year, $800,000 thousand senior credit facility with a syndicate of lenders, which amended and restated in its entirety the July 27, 2007, five year, $850,000 thousand senior credit facility.  Both the June 22, 2012 and July 27, 2007 senior credit facilities, which have similar terms, are referred to as the “Group Credit Facility”.  Wells Fargo Corporation (“Wells Fargo Bank”) is the administrative agent for the Group Credit Facility, which consists of two tranches.  Tranche one provides up to $200,000 thousand of unsecured revolving credit for liquidity and general corporate purposes, and for the issuance of unsecured standby letters of credit.  The interest on the revolving loans shall, at the Company’s option, be either (1) the Base Rate (as defined below) or (2) an adjusted London Interbank Offered Rate (“LIBOR”) plus a margin.  The Base Rate is the higher of (a) the prime commercial lending rate established by Wells Fargo Bank, (b) the Federal Funds Rate plus 0.5% per annum or (c) the one month LIBOR Rate plus 1.0% per annum. The amount of margin and the fees payable for the Group Credit Facility depends on Group’s senior unsecured debt rating.  Tranche two exclusively provides up to $600,000 thousand for the issuance of standby letters of credit on a collateralized basis.

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth.  Minimum net worth is an amount equal to the sum of $4,249,963 thousand plus 25% of consolidated net income for each of Group’s fiscal quarters, for which statements are available ending on or after January 1, 2012 and for which consolidated net income is positive, plus 25% of any increase in consolidated net worth during such period attributable to the issuance of ordinary and preferred shares, which at June 30, 2012, was $4,387,609 thousand.  As of June 30, 2012, the Company was in compliance with all Group Credit Facility covenants.

The following table summarizes the outstanding letters of credit and/or borrowings for the periods indicated:

(Dollars in thousands)		At June 30, 2012			At December 31, 2011
Bank		Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Wells Fargo Bank Group Credit Facility	Tranche One	$200,000	$-		$350,000	$-
	Tranche Two	600,000	436,702	12/31/2012	500,000	446,327	12/31/2012
			63	9/30/2012		127	9/30/2012
Total Wells Fargo Bank Group Credit Facility		$800,000	$436,765		$850,000	$446,454

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

The Holdings Credit Facility requires Holdings to maintain a debt to capital ratio of not greater than 0.35 to 1 and Everest Re to maintain its statutory surplus at $1,875,000 thousand plus 25% of future aggregate net income and 25% of future aggregate capital contributions after December 31, 2010, which at June 30, 2012, was $1,965,407 thousand.  As of June 30, 2012, Holdings was in compliance with all Holdings Credit Facility covenants.

The following table summarizes outstanding letters of credit and/or borrowings for the periods indicated:

(Dollars in thousands)	At June 30, 2012				At December 31, 2011
Bank	Commitment	In Use	Date of Loan	Maturity/Expiry Date	Commitment	In Use	Date of Loan	Maturity/Expiry Date
Citibank Holdings Credit Facility	$150,000	$-			$150,000	$-
Total revolving credit borrowings		-				-
Total letters of credit		5,020		12/31/2012		5,020		12/31/2012

Total Citibank Holdings Credit Facility	$150,000	$5,020			$150,000	$5,020

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

The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in thousands)	At June 30, 2012			At December 31, 2011
Bank	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Citibank Bilateral Letter of Credit Agreement	$300,000	$3,352	11/24/2012	$300,000	$3,352	11/24/2012
		78,562	12/31/2012		80,770	12/31/2012
		85	7/15/2013		85	7/15/2013
		1,073	8/15/2014		889	2/15/2014
		20,252	12/31/2014		4,773	12/31/2014
		27,840	6/30/2016		25,510	6/30/2015
		8,802	9/30/2016		8,642	9/30/2015
		10,088	11/22/2016		10,088	11/22/2015
		98,135	12/31/2016		60,752	12/31/2015
Total Citibank Bilateral Agreement	$300,000	$248,189		$300,000	$194,861

11  TRUST AGREEMENTS

Certain subsidiaries of Group, principally Bermuda Re, a Bermuda insurance company and direct subsidiary of Group, have established trust agreements, which effectively use the Company’s investments as collateral, as security for assumed losses payable to certain non-affiliated ceding companies.  At June 30, 2012, the total amount on deposit in trust accounts was $216,960 thousand.

12.  SENIOR NOTES

The table below displays Holdings’ outstanding senior notes.  Market value is based on quoted market prices, but due to limited trading activity, these senior notes are considered Level 2 in the fair value hierarchy.

				June 30, 2012		December 31, 2011
				Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Date Due	Principal Amounts	Sheet Amount	Market Value	Sheet Amount	Market Value
5.40% Senior notes	10/12/2004	10/15/2014	$250,000	$249,882	$261,950	$249,858	$251,370

Interest expense incurred in connection with these senior notes is as follows for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2012	2011	2012	2011
Interest expense incurred	$3,387	$3,387	$6,774	$6,773

13.  LONG TERM SUBORDINATED NOTES

The table below displays Holdings’ outstanding fixed to floating rate long term subordinated notes.  Market value is based on quoted market prices, but due to limited trading activity, these subordinated notes are considered Level 2 in the fair value hierarchy.

			Maturity Date		June 30, 2012		December 31, 2011
		Original			Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Principal Amount	Scheduled	Final	Sheet Amount	Market Value	Sheet Amount	Market Value
6.6% Long term subordinated notes	04/26/2007	$400,000	05/15/2037	05/01/2067	$238,355	$236,174	$238,354	$210,195

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

Interest expense incurred in connection with these long term subordinated notes is as follows for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2012	2011	2012	2011
Interest expense incurred	$3,937	$3,937	$7,874	$7,874

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

				June 30, 2012		December 31, 2011
				Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Date Due	Amount Issued	Sheet Amount	Fair Value	Sheet Amount	Fair Value
6.20% Junior subordinated debt securities	03/29/2004	03/29/2034	$329,897	$329,897	$335,145	$329,897	$326,313

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

Interest expense incurred in connection with these junior subordinated debt securities is as follows for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2012	2011	2012	2011
Interest expense incurred	$5,114	$5,114	$10,227	$10,227

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

The following tables present the underwriting results for the operating segments for the periods indicated:

	Three Months Ended		Six Months Ended
U.S. Reinsurance	June 30,		June 30,
(Dollars in thousands)	2012	2011	2012	2011
Gross written premiums	$135,468	$280,231	$504,950	$586,322
Net written premiums	135,321	279,388	503,552	584,942

Premiums earned	$321,382	$307,584	$679,343	$626,635
Incurred losses and LAE	196,174	236,220	418,154	518,158
Commission and brokerage	109,927	77,488	201,482	160,355
Other underwriting expenses	10,022	9,872	20,774	19,778
Underwriting gain (loss)	$5,259	$(15,996)	$38,933	$(71,656)

	Three Months Ended		Six Months Ended
International	June 30,		June 30,
(Dollars in thousands)	2012	2011	2012	2011
Gross written premiums	$344,241	$288,749	$621,535	$597,596
Net written premiums	344,232	286,043	621,525	590,544

Premiums earned	$334,407	$317,160	$630,524	$633,495
Incurred losses and LAE	160,249	221,618	308,421	826,346
Commission and brokerage	81,776	73,786	152,967	152,216
Other underwriting expenses	6,543	6,950	13,283	13,389
Underwriting gain (loss)	$85,839	$14,806	$155,853	$(358,456)

	Three Months Ended		Six Months Ended
Bermuda	June 30,		June 30,
(Dollars in thousands)	2012	2011	2012	2011
Gross written premiums	$174,051	$176,357	$362,003	$354,887
Net written premiums	174,060	176,386	361,333	354,950

Premiums earned	$169,843	$203,054	$333,744	$365,490
Incurred losses and LAE	101,703	125,821	206,893	329,718
Commission and brokerage	45,326	53,221	88,610	93,817
Other underwriting expenses	6,868	6,674	14,375	13,413
Underwriting gain (loss)	$15,946	$17,338	$23,866	$(71,458)

	Three Months Ended		Six Months Ended
Insurance	June 30,		June 30,
(Dollars in thousands)	2012	2011	2012	2011
Gross written premiums	$255,258	$242,528	$466,996	$513,989
Net written premiums	203,068	213,304	385,133	444,569

Premiums earned	$212,168	$212,037	$392,167	$425,661
Incurred losses and LAE	149,744	152,130	276,868	311,343
Commission and brokerage	28,760	32,879	60,233	67,443
Other underwriting expenses	26,242	22,401	49,738	44,273
Underwriting gain (loss)	$7,422	$4,627	$5,328	$2,602

The following table reconciles the underwriting results for the operating segments to income before taxes as reported in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2012	2011	2012	2011
Underwriting gain (loss)	$114,466	$20,775	$223,980	$(498,968)
Net investment income	149,329	158,618	301,767	337,323
Net realized capital gains (losses)	(16,580)	(4,845)	82,139	7,311
Net derivative gain (loss)	(16,306)	(3,371)	(10,123)	4,154
Corporate expenses	(6,075)	(3,790)	(10,736)	(7,718)
Interest, fee and bond issue cost amortization expense	(13,244)	(13,116)	(26,422)	(26,114)
Other income (expense)	27,812	(13,446)	21,618	(16,833)
Income (loss) before taxes	$239,402	$140,825	$582,223	$(200,845)

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2012	2011	2012	2011
United Kingdom	$104,708	$90,259	$219,152	$209,827

No other country represented more than 5% of the Company’s revenues.

16.  SHARE-BASED COMPENSATION PLANS

For the three months ended June 30, 2012, share-based compensation awards were 9,342 of restricted shares, granted on May 9, 2012, with a fair value of $102.15 per share.

17.  RETIREMENT BENEFITS

The Company maintains both qualified and non-qualified defined benefit pension plans and a retiree health plan for its U.S. employees employed prior to April 1, 2010.

Net periodic benefit cost for U.S. employees included the following components for the periods indicated:

Pension Benefits	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2012	2011	2012	2011
Service cost	$2,342	$2,048	$4,684	$4,095
Interest cost	1,979	1,922	3,958	3,843
Expected return on plan assets	(2,109)	(2,265)	(4,218)	(4,530)
Amortization of prior service cost	13	12	26	25
Amortization of net (income) loss	1,427	1,095	2,853	2,190
ASC 715 settlement charge	-	231	-	461
Net periodic benefit cost	$3,652	$3,043	$7,303	$6,084

Other Benefits	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2012	2011	2012	2011
Service cost	$370	$290	$740	$580
Interest cost	258	235	516	469
Amortization of net (income) loss	74	40	148	81
Net periodic benefit cost	$702	$565	$1,404	$1,130

The Company did not make any contributions to the qualified pension benefit plan for the three and six months ended June 30, 2012 and 2011.

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

During the second quarter of 2012, the Company identified an understatement in its Deferred tax asset account of $9,257 thousand.  The understatement resulted from differences between filed and recorded amounts that had accumulated over several prior periods.  The Company corrected this understatement in its June 30, 2012 financial statements, resulting in an additional $9,257 thousand income tax benefit included in the income tax expense (benefit) caption in the Consolidated Statements of Operations and Comprehensive Income (Loss) and increased net income for the same amount for the quarter ended June 30, 2012.  The Company also increased its Deferred tax asset in its Consolidated Balance Sheets by the same amount.  The Company recorded a similar adjustment of $12,417 thousand during the first quarter of 2012, for a total six-month adjustment of $21,674 thousand.  The Company believes that the out of period adjustments are immaterial to its June 30, 2012 financial statements and to all prior periods.  As such, the Company has not restated any prior period amounts.

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

	Three Months Ended		Percentage	Six Months Ended		Percentage
	June 30,		Increase/	June 30,		Increase/
(Dollars in millions)	2012	2011	(Decrease)	2012	2011	(Decrease)
Gross written premiums	$909.0	$987.9	-8.0%	$1,955.5	$2,052.8	-4.7%
Net written premiums	856.7	955.1	-10.3%	1,871.5	1,975.0	-5.2%

REVENUES:
Premiums earned	$1,037.8	$1,039.8	-0.2%	$2,035.8	$2,051.3	-0.8%
Net investment income	149.3	158.6	-5.9%	301.8	337.3	-10.5%
Net realized capital gains (losses)	(16.6)	(4.8)	242.2%	82.1	7.3	NM
Net derivative gain (loss)	(16.3)	(3.4)	NM	(10.1)	4.2	NM
Other income (expense)	27.8	(13.4)	NM	21.6	(16.8)	-228.4%
Total revenues	1,182.1	1,176.8	0.4%	2,431.2	2,383.2	2.0%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	607.9	735.8	-17.4%	1,210.3	1,985.6	-39.0%
Commission, brokerage, taxes and fees	265.8	237.4	12.0%	503.3	473.8	6.2%
Other underwriting expenses	49.7	45.9	8.2%	98.2	90.9	8.1%
Corporate expenses	6.1	3.8	60.3%	10.7	7.7	39.1%
Interest, fees and bond issue cost amortization expense	13.2	13.1	1.0%	26.4	26.1	1.2%
Total claims and expenses	942.7	1,036.0	-9.0%	1,849.0	2,584.1	-28.4%

INCOME (LOSS) BEFORE TAXES	239.4	140.8	70.0%	582.2	(200.8)	NM
Income tax expense (benefit)	24.9	9.5	161.2%	63.0	(16.3)	NM
NET INCOME (LOSS)	$214.6	$131.3	63.4%	$519.3	$(184.6)	NM

			Point			Point
RATIOS:			Change			Change
Loss ratio	58.6%	70.8%	(12.2)	59.5%	96.8%	(37.3)
Commission and brokerage ratio	25.6%	22.8%	2.8	24.7%	23.1%	1.6
Other underwriting expense ratio	4.8%	4.4%	0.4	4.8%	4.4%	0.4
Combined ratio	89.0%	98.0%	(9.0)	89.0%	124.3%	(35.3)

				At	At	Percentage
				June 30,	December 31,	Increase/
(Dollars in millions, except per share amounts)				2012	2011	(Decrease)
Balance sheet data:
Total investments and cash				$16,029.8	$15,797.4	1.5%
Total assets				18,903.3	18,893.6	0.1%
Loss and loss adjustment expense reserves				9,890.8	10,123.2	-2.3%
Total debt				818.1	818.1	0.0%
Total liabilities				12,485.9	12,822.2	-2.6%
Shareholders' equity				6,417.4	6,071.4	5.7%
Book value per share				123.75	112.99	9.5%

(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)

Revenues.
Premiums.  Gross written premiums decreased by $78.8 million, or 8.0%, for the three months ended June 30, 2012, compared to the three months ended June 30, 2011 reflecting a $91.6 million decrease in our reinsurance business, partially offset by a $12.7 million increase in our insurance business.  Gross written premiums decreased by $97.3 million, or 4.7%, for the six months ended June 30, 2012, compared to the six months ended June 30, 2011 reflecting a $50.3 million decrease in our reinsurance business and a $47.0 million decrease in our insurance business.  The decrease in reinsurance premiums was primarily due to the portfolio return of premium on the non-renewal of a large Florida quota share reinsurance contract, partially offset by increases in new business and rate increases on renewals, particularly for catastrophe exposed contracts.  The decrease in insurance premiums was primarily due to the termination and runoff of several large casualty programs, partially offset by growth in crop and primary medical stop loss insurance.

Net written premiums decreased $98.4 million, or 10.3%, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 and decreased $103.5 million, or 5.2%, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011.  The decrease in net written premiums is in line with the decrease in gross written premiums.  Premiums earned decreased $2.0 million, or 0.2%, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 and decreased $15.5 million, or 0.8%, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011.  The smaller declines in premiums earned in comparison to net written premiums were primarily attributable to the non-renewal of the large Florida quota share reinsurance contract and increases in new business and rate increases on renewals, particularly for catastrophe exposed contracts.

Net Investment Income.  Net investment income decreased $9.3 million, or 5.9%, for the three months ended June 30, 2012 compared with net investment income of $158.6 million for the three months ended June 30, 2011 primarily due to the impact from lower reinvestment rates on fixed maturity securities over the past several years.  Net investment income decreased $35.6 million, or 10.5%, for the six months ended June 30, 2012 compared with net investment income of $337.3 million for the six months ended June 30, 2011, primarily as a result of a $21.7 million decrease in investment income from our limited partnership investments and the impact from lower reinvestment rates.  Net pre-tax investment income, as a percentage of average invested assets, was 3.9% for the three months ended June 30, 2012 compared to 4.2% for the three months ended June 30, 2011 and 4.0% for the six months ended June 30, 2012 compared to 4.5% for the six months ended June 30, 2011.  The declines in these yields were primarily the result of fluctuations in our limited partnership income and lower reinvestment rates for the fixed income portfolio.

Net Realized Capital Gains (Losses).  Net realized capital losses were $16.6 million and $4.8 million for the three months ended June 30, 2012 and 2011, respectively.  The $16.6 million was comprised of $22.0 million of losses from fair value re-measurements and $0.5 million of other-than-temporary impairments, which were partially offset by $5.9 million of net realized capital gains from sales on our fixed maturity and equity securities.  The net realized capital losses of $4.8 million for the three months ended June 30, 2011 were the result of a $5.2 million loss from net realized capital losses from sales on our fixed maturity and equity securities, partially offset by $0.4 million of gains in fair value re-measurements.

Net realized capital gains were $82.1 million and $7.3 million for the six months ended June 30, 2012 and 2011, respectively.  The $82.1 million was comprised of $50.4 million of gains from fair value re-measurements and $38.1 million of net realized capital gains from sales on our fixed maturity and equity securities, which were partially offset by $6.4 million of other-than-temporary impairments.  The net realized capital gains of $7.3 million for the six months ended June 30, 2011 were the result of $36.9 million of gains in fair value re-measurements, partially offset by $14.8 million of other-than-temporary impairments and $14.8 million from net realized capital losses from sales on our fixed maturity and equity securities.

Net Derivative Gain (Loss).  In 2005 and prior, we sold seven equity index put option contracts, which are outstanding.  These contracts meet the definition of a derivative in accordance with FASB guidance and as such, are fair valued each quarter with the change recorded as net derivative gain or loss in the consolidated statements of operations and comprehensive income (loss).  As a result of these adjustments in value, we recognized net derivative losses of $16.3 million and $3.4 million for the three months ended June 30, 2012 and 2011, respectively, and a net derivative loss of $10.1 million and a net derivative gain of $4.2 million for the six months ended June 30, 2012 and 2011, respectively.  The change in the fair value of these equity index put option contracts is indicative of the change in the equity markets and interest rates over the same periods.

Other Income (Expense).  We recorded other income of $27.8 million and $21.6 million for the three and six months ended June 30, 2012, respectively, and other expense of $13.4 million and $16.8 million for the three and six months ended June 30, 2011, respectively.  The changes were primarily the result of fluctuations in foreign currency exchange rates for the corresponding periods.

Claims and Expenses.
Incurred Losses and Loss Adjustment Expenses.  The following table presents our incurred losses and loss adjustment expenses (“LAE”) for the periods indicated.

	Three Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2012
Attritional (a)	$578.0	55.7%		$(0.1)	0.0%		$577.9	55.7%
Catastrophes	30.0	2.9%		-	0.0%		30.0	2.9%
A&E	-	0.0%		-	0.0%		-	0.0%
Total	$608.0	58.6%		$(0.1)	0.0%		$607.9	58.6%

2011
Attritional (a)	$614.4	59.1%		$(2.4)	-0.2%		$612.0	58.9%
Catastrophes	123.0	11.8%		-	0.0%		123.0	11.8%
A&E	-	0.0%		0.8	0.1%		0.8	0.1%
Total	$737.4	70.9%		$(1.6)	-0.1%		$735.8	70.8%

Variance 2012/2011
Attritional (a)	$(36.4)	(3.4)	pts	$2.3	0.2	pts	$(34.1)	(3.2)	pts
Catastrophes	(93.0)	(8.9)	pts	-	-	pts	(93.0)	(8.9)	pts
A&E	-	-	pts	(0.8)	(0.1)	pts	(0.8)	(0.1)	pts
Total	$(129.4)	(12.3)	pts	$1.5	0.1	pts	$(127.9)	(12.2)	pts

	Six Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2012
Attritional (a)	$1,150.6	56.6%		$(0.4)	0.0%		$1,150.2	56.6%
Catastrophes	60.0	2.9%		-	0.0%		60.0	2.9%
A&E	-	0.0%		0.1	0.0%		0.1	0.0%
Total	$1,210.6	59.5%		$(0.3)	0.0%		$1,210.3	59.5%

2011
Attritional (a)	$1,200.5	58.6%		$(3.8)	-0.2%		$1,196.7	58.4%
Catastrophes	788.1	38.4%		-	0.0%		788.1	38.4%
A&E	-	0.0%		0.8	0.0%		0.8	0.0%
Total	$1,988.6	97.0%		$(3.0)	-0.2%		$1,985.6	96.8%

Variance 2012/2011
Attritional (a)	$(49.9)	(2.0)	pts	$3.4	0.2	pts	$(46.5)	(1.8)	pts
Catastrophes	(728.1)	(35.5)	pts	-	-	pts	(728.1)	(35.5)	pts
A&E	-	-	pts	(0.7)	-	pts	(0.7)	-	pts
Total	$(778.0)	(37.5)	pts	$2.7	0.2	pts	$(775.3)	(37.3)	pts

(a) Attritional losses exclude catastrophe and Asbestos and Environmental ("A&E") losses.
(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased by $127.9 million representing 12.2 loss ratio points, for the three months ended June 30, 2012 compared to the same period in 2011.  Of the $127.9 million decrease, current year catastrophe losses were lower by $93.0 million, or 8.9 points, period over period.  The $30.0 million of catastrophe losses for 2012 relate primarily to U.S. storm losses.  The $123.0 million of catastrophe losses for 2011 relates primarily to U.S. storm losses ($50.0 million), the Canadian Slave Lake fire ($15.0 million) and increased loss estimates for the first quarter 2011 New Zealand earthquake ($42.0 million) and Japanese earthquake and tsunami ($14.7 million).   Current year attritional losses decreased $36.4 million, or 3.4 loss ratio points, due to significant rate increases in catastrophe exposed areas and a shift in the mix of business towards property catastrophe and excess of loss business, which generally has lower attritional losses.

Incurred losses and LAE decreased by $775.3 million, representing 37.3 loss ratio points, for the six months ended June 30, 2012 compared to the same period in 2011.  Of the $775.3 million decrease, current year catastrophe losses were lower by $728.1 million, or 35.5 points, period over period.  The $60.0 million of catastrophe losses for 2012 relate primarily to U.S. storm losses.  The $788.1 million of catastrophe losses for 2011 related primarily to the Japanese earthquake and tsunami ($414.7 million), the New Zealand earthquake ($242.0 million), the Australian floods ($52.6 million), U.S. storms ($50.0 million) and the Canadian Slave Lake fire ($15.0 million).  Current year attritional losses decreased $49.9 million, representing 2.0 loss ratio points, due to significant rate increases in catastrophe exposed areas and a shift in mix of business towards property catastrophe and excess of loss business, which generally has lower attritional losses.

Commission, Brokerage, Taxes and Fees.  Commission, brokerage, taxes and fees increased by $28.4 million, or 12.0%, for the three months ended June 30, 2012 compared to the same period in 2011, and by $29.5 million, or 6.2%, for the six months ended June 30, 2012 compared to the same period in 2011, due primarily to the one-time effect of the canceled Florida quota share contract and the adoption of new accounting standards concerning the accounting for acquisition costs, which is increasing expenses in 2012, partially offset by an increase in excess of loss business which carries a lower commission than pro rata business and better terms.

Other Underwriting Expenses.  Other underwriting expenses increased to $49.7 million from $45.9 million for the three months ended June 30, 2012 and 2011, respectively.  Other underwriting expenses increased to $98.2 million from $90.9 million for the six months ended June 30, 2012 and 2011, respectively.  The increases in other underwriting expenses were mainly due to higher share-based compensation and employee benefit plan expenses.

Corporate Expenses.  Corporate expenses, which are general operating expenses that are not allocated to segments, were $6.1 million and $3.8 million for the three months ended June 30, 2012 and 2011, respectively, and $10.7 million and $7.7 million for the six months ended June 30, 2012 and 2011, respectively.  The increase in corporate expenses were mainly due to higher share-based compensation expense.

Interest, Fees and Bond Issue Cost Amortization Expense.  Interest, fees and other bond amortization expense was $13.2 million and $13.1 million for the three months ended June 30, 2012 and 2011, respectively, and $26.4 million and $26.1 million for the six months ended June 30, 2012 and 2011, respectively.

Income Tax Expense (Benefit).  We had an income tax expense of $24.9 million and $9.5 million for the three months ended June 30, 2012 and 2011, respectively, and an income tax expense of $63.0 million and an income tax benefit of $16.3 million for the six months ended June 30, 2012 and 2011, respectively.  Our income tax is primarily a function of the statutory tax rates and corresponding pre-tax income in the jurisdictions where we operate, coupled with the impact from tax-preferenced investment income.  Variations in our effective tax rate generally result from changes in the relative levels of pre-tax income among jurisdictions with different tax rates.  The increases in tax expense were mainly due to the improvement in taxable income resulting from lower catastrophe losses in 2012, and also reflect tax benefits of $9.3 million and $21.7 million for the three and six months ended June 30, 2012, respectively due to corrections of understatements in the deferred tax asset account.

Net Income (Loss).
Our net income was $214.6 million and $131.3 million for the three months ended June 30, 2012 and 2011, respectively.  Our net income was $519.3 million and our net loss was $184.6 million for the six months ended June 30, 2012 and 2011, respectively.  The increases were primarily driven by the decline in catastrophe losses in 2012.

Ratios.
Our combined ratio decreased by 9.0 points to 89.0% for the three months ended June 30, 2012 compared to 98.0% for the same period in 2011 and decreased by 35.3 points to 89.0% for the six months ended June 30, 2012 compared to 124.3% for the same period in 2011.  The loss ratio component decreased 12.2 points and 37.3 points for the three and six months ended June 30, 2012, respectively, over the same periods last year.  The other underwriting expense ratio component and the commission and brokerage ratio component both increased over the same periods last year due to the explanations provided above.

Shareholders’ Equity.
Shareholders’ equity increased by $346.0 million to $6,417.4 million at June 30, 2012 from $6,071.4 million at December 31, 2011, principally as a result of $519.3 million of net income, $78.3 million of unrealized appreciation on investments, net of tax, share-based compensation transactions of $31.3 million and $2.0 million of net benefit plan obligation adjustments, partially offset by repurchases of 2.4 million common shares for $225.0 million, $50.8 million of shareholder dividends and $9.1 million of net foreign currency translation adjustments.

Consolidated Investment Results

Net Investment Income.
Net investment income decreased by 5.9% to $149.3 million for the three months ended June 30, 2012 compared to $158.6 million for the three months ended June 30, 2011, and decreased by 10.5% to $301.8 million for the six months ended June 30, 2012 compared to $337.3 million for the six months ended June 30, 2011, primarily due to changes in income from our limited partnership investments and declines in income from our fixed maturities, reflective of declining reinvestment rates.  These decreases were partially offset by increased dividend income from equities due to our expanded public equity portfolio and emerging market debt mutual funds.

The following table shows the components of net investment income for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2012	2011	2012	2011
Fixed maturities	$120.6	$132.7	$244.9	$265.5
Equity securities	16.2	13.2	33.5	25.0
Short-term investments and cash	0.3	0.4	0.5	0.7
Other invested assets
Limited partnerships	16.5	14.3	29.3	51.0
Other	(0.5)	4.1	1.0	4.7
Total gross investment income	153.1	164.7	309.3	346.9
Interest debited (credited) and other expense	(3.8)	(6.1)	(7.5)	(9.6)
Total net investment income	$149.3	$158.6	$301.8	$337.3

(Some amounts may not reconcile due to rounding.)

The following tables show a comparison of various investment yields for the periods indicated.

	At	At
	June 30,	December 31,
	2012	2011
Imbedded pre-tax yield of cash and invested assets	3.7%	3.9%
Imbedded after-tax yield of cash and invested assets	3.2%	3.4%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Annualized pre-tax yield on average cash and invested assets	3.9%	4.2%	4.0%	4.5%
Annualized after-tax yield on average cash and invested assets	3.4%	3.6%	3.4%	3.9%

Net Realized Capital Gains (Losses).
The following table presents the composition of our net realized capital gains (losses) for the periods indicated.

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2012	2011	Variance	2012	2011	Variance
Gains (losses) from sales:
Fixed maturity securities, market value:
Gains	$6.5	$6.5	$-	$15.0	$23.7	$(8.7)
Losses	(4.5)	(12.1)	7.6	(8.9)	(39.3)	30.4
Total	2.0	(5.6)	7.6	6.1	(15.6)	21.7

Fixed maturity securities, fair value:
Gains	0.1	0.6	(0.5)	5.5	0.8	4.7
Losses	(0.2)	-	(0.2)	(0.4)	(1.7)	1.3
Total	(0.2)	0.6	(0.7)	5.0	(0.9)	6.0

Equity securities, market value:
Gains	6.7	-	6.7	7.2	0.2	7.0
Losses	(0.3)	-	(0.3)	(0.3)	(0.2)	(0.1)
Total	6.3	-	6.4	6.8	-	6.9

Equity securities, fair value:
Gains	1.0	0.7	0.3	28.0	3.0	25.0
Losses	(3.3)	(0.9)	(2.4)	(7.9)	(1.3)	(6.6)
Total	(2.3)	(0.2)	(2.1)	20.1	1.7	18.4

Total net realized capital gains (losses) from sales:
Gains	14.3	7.8	6.5	55.7	27.7	28.0
Losses	(8.4)	(13.0)	4.6	(17.6)	(42.5)	24.9
Total	5.9	(5.2)	11.1	38.1	(14.8)	52.9

Other-than-temporary impairments:	(0.5)	-	(0.5)	(6.4)	(14.8)	8.4

Gains (losses) from fair value adjustments:
Fixed maturities, fair value	(1.7)	-	(1.7)	1.3	(3.5)	4.8
Equity securities, fair value	(20.3)	0.4	(20.7)	49.1	40.4	8.7
Total	(22.0)	0.4	(22.4)	50.4	36.9	13.5

Total net realized capital gains (losses)	$(16.6)	$(4.8)	$(11.8)	$82.1	$7.3	$74.8

(Some amounts may not reconcile due to rounding.)

Net realized capital losses were $16.6 million and $4.8 million for the three months ended June 30, 2012 and 2011, respectively.  For the three months ended June 30, 2012, we recorded $22.0 million of net realized capital losses due to fair value re-measurements on fixed maturity and equity securities and $0.5 million of other-than-temporary impairments, partially offset by $5.9 million of net realized capital gains from sales of fixed maturity and equity securities.  For the three months ended June 30, 2011, we recorded $5.2 million of net realized capital losses from sales of fixed maturity and equity securities, partially offset by $0.4 million of net realized capital gains due to fair value re-measurements on fixed maturity and equity securities.  The gains and losses on the sales of fixed maturity securities in 2011 included the impact of selling part of our municipal bond portfolio as credit concerns arose in this market sector.

Net realized capital gains were $82.1 million and $7.3 million for the six months ended June 30, 2012 and 2011, respectively.  For the six months ended June 30, 2012, we recorded $50.4 million of net realized capital gains due to fair value re-measurements on fixed maturity and equity securities and $38.1 million of net realized capital gains from sales of fixed maturity and equity securities, partially offset by $6.4 million of other-than-temporary impairments.  For the six months ended June 30, 2011, we recorded $36.9 million of gains due to fair value re-measurements on fixed maturity and equity securities, partially offset by $14.8 million of other-than-temporary impairments and $14.8 million of net realized capital losses from sales of fixed maturity and equity securities.  The gains and losses on the sales of fixed maturity securities in 2011 included the impact of selling part of our municipal bond portfolio as credit concerns arose in this market sector.

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

The following discusses the underwriting results for each of our segments for the periods indicated.

U.S. Reinsurance.
The following table presents the underwriting results and ratios for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2012	2011	Variance	% Change	2012	2011	Variance	% Change
Gross written premiums	$135.5	$280.2	$(144.8)	-51.7%	$505.0	$586.3	$(81.4)	-13.9%
Net written premiums	135.3	279.4	(144.1)	-51.6%	503.6	584.9	(81.4)	-13.9%

Premiums earned	$321.4	$307.6	$13.8	4.5%	$679.3	$626.6	$52.7	8.4%
Incurred losses and LAE	196.2	236.2	(40.0)	-17.0%	418.2	518.2	(100.0)	-19.3%
Commission and brokerage	109.9	77.5	32.4	41.9%	201.5	160.4	41.1	25.6%
Other underwriting expenses	10.0	9.9	0.2	1.5%	20.8	19.8	1.0	5.0%
Underwriting gain (loss)	$5.3	$(16.0)	$21.3	-132.9%	$38.9	$(71.7)	$110.6	-154.3%

				Point Chg				Point Chg
Loss ratio	61.0%	76.8%		(15.8)	61.6%	82.7%		(21.1)
Commission and brokerage ratio	34.2%	25.2%		9.0	29.7%	25.6%		4.1
Other underwriting expense ratio	3.2%	3.2%		-	3.0%	3.1%		(0.1)
Combined ratio	98.4%	105.2%		(6.8)	94.3%	111.4%		(17.1)

(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums decreased by 51.7% to $135.5 million for the three months ended June 30, 2012 from $280.2 million for the three months ended June 30, 2011, primarily due to the non-renewal of a large Florida quota share reinsurance contract, partially offset by increased new business and higher premium rates on renewals, particularly for contracts with catastrophe exposed risks.  Net written premiums decreased 51.6% to $135.3 million for the three months ended June 30, 2012 compared to $279.4 million for the same period in 2011, which is in line with the decrease in gross written premiums for the quarter.  Premiums earned increased 4.5% to $321.4 million for the three months ended June 30, 2012 compared to $307.6 million for the three months ended June 30, 2011.  The variance difference between premiums earned and net written premiums was primarily attributable to the non-renewal of the large Florida quota share reinsurance contract and increases in new business and rate increases on renewals, particularly for catastrophe exposed contracts.

Gross written premiums decreased by 13.9% to $505.0 million for the six months ended June 30, 2012 from $586.3 million for the six months ended June 30, 2011, primarily due to the non-renewal of a large Florida quota share reinsurance contract, partially offset by increased new business and higher premium rates on renewals, particularly for contracts with catastrophe exposed risks.  Net written premiums decreased 13.9% to $503.6 million for the six months ended June 30, 2012 compared to $584.9 million for the same period in 2011, which is in line with the decrease in gross written premiums.  Premiums earned increased 8.4% to $679.3 million for the six months ended June 30, 2012 compared to $626.6 million for the six months ended June 30, 2011.  As with the quarter, the variance difference between premiums earned and net written premiums is primarily attributable to the non-renewal of the large Florida quota share reinsurance contract and increases in new business and rate increases on renewals, particularly for catastrophe exposed contracts.

Incurred Losses and LAE. The following tables present the incurred losses and LAE for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2012
Attritional	$165.9	51.6%		$4.2	1.3%		$170.1	52.9%
Catastrophes	30.0	9.3%		(3.9)	-1.2%		26.1	8.1%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$195.9	60.9%		$0.3	0.1%		$196.2	61.0%

2011
Attritional	$171.6	55.8%		$1.3	0.4%		$172.9	56.2%
Catastrophes	54.3	17.7%		8.9	2.9%		63.2	20.6%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$225.9	73.5%		$10.2	3.3%		$236.2	76.8%

Variance 2012/2011
Attritional	$(5.7)	(4.2)	pts	$2.9	0.9	pts	$(2.8)	(3.3)	pts
Catastrophes	(24.3)	(8.4)	pts	(12.8)	(4.1)	pts	(37.1)	(12.5)	pts
A&E	-	-	pts	-	-	pts	-	-	pts
Total segment	$(30.0)	(12.6)	pts	$(9.9)	(3.2)	pts	$(40.0)	(15.8)	pts

	Six Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2012
Attritional	$360.5	53.2%		$6.3	0.9%		$366.8	54.1%
Catastrophes	60.0	8.8%		(8.8)	-1.3%		51.2	7.5%
A&E	-	0.0%		0.1	0.0%		0.1	0.0%
Total segment	$420.5	62.0%		$(2.4)	-0.4%		$418.2	61.6%

2011
Attritional	$338.9	54.0%		$1.1	0.2%		$340.0	54.2%
Catastrophes	168.3	26.9%		9.9	1.6%		178.2	28.5%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$507.2	80.9%		$11.0	1.8%		$518.2	82.7%

Variance 2012/2011
Attritional	$21.6	(0.8)	pts	$5.2	0.7	pts	$26.8	(0.1)	pts
Catastrophes	(108.3)	(18.1)	pts	(18.7)	(2.9)	pts	(127.0)	(21.0)	pts
A&E	-	-	pts	0.1	-	pts	0.1	-	pts
Total segment	$(86.7)	(18.9)	pts	$(13.4)	(2.2)	pts	$(100.0)	(21.1)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses were $40.0 million (15.8 points) lower at $196.2 million for the three months ended June 30, 2012 compared to $236.2 million for the three months ended June 30, 2011, primarily as a result of the $37.1 million (12.5 points) decrease in catastrophe losses. The current year attritional losses decreased $5.7 million, or 4.2 points for the quarter primarily due to a shift in the mix of business towards catastrophe excess of loss business, which generally has lower attritional losses.

Incurred losses were $100.0 million (21.1 points) lower at $418.2 million for the six months ended June 30, 2012 compared to $518.2 million for the six months ended June 30, 2011, primarily as a result of the $127.0 million (21.0 points) decrease in catastrophe losses.  The $60.0 million of current year catastrophe losses for 2012 related primarily to U.S. storm losses.  The $168.3 million of current year catastrophe losses for 2011 related primarily to the Japanese earthquake and tsunami ($67.0 million), U.S. storms ($48.0 million), the New Zealand earthquake ($45.0 million) and the Australian floods ($4.3 million).  The current year attritional losses increased $21.6 million, primarily due to the increase in earned premiums and a large marine loss.

Segment Expenses.  Commission and brokerage expenses increased by 41.9% to $109.9 million for the three months ended June 30, 2012 compared to $77.5 million for the three months ended June 30, 2011.  Commission and brokerage expenses increased by 25.6% to $201.5 million for the six months ended June 30, 2012 compared to $160.4 million for the six months ended June 30, 2011.  These variances were primarily due to the one-time effect on commissions resulting from the canceled Florida quota share contract.

Segment other underwriting expenses for the three months ended June 30, 2012 increased slightly to $10.0 million from $9.9 million for the three months ended June 30, 2011.  Segment other underwriting expenses for the six months ended June 30, 2012 increased slightly to $20.8 million from $19.8 million for the six months ended June 30, 2011.

International.
The following table presents the underwriting results and ratios for the International segment for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2012	2011	Variance	% Change	2012	2011	Variance	% Change
Gross written premiums	$344.2	$288.7	$55.5	19.2%	$621.5	$597.6	$23.9	4.0%
Net written premiums	344.2	286.0	58.2	20.3%	621.5	590.5	31.0	5.2%

Premiums earned	$334.4	$317.2	$17.2	5.4%	$630.5	$633.5	$(3.0)	-0.5%
Incurred losses and LAE	160.2	221.6	(61.4)	-27.7%	308.4	826.3	(517.9)	-62.7%
Commission and brokerage	81.8	73.8	8.0	10.8%	153.0	152.2	0.8	0.5%
Other underwriting expenses	6.5	7.0	(0.4)	-5.9%	13.3	13.4	(0.1)	-0.8%
Underwriting gain (loss)	$85.8	$14.8	$71.0	NM	$155.9	$(358.5)	$514.3	-143.5%

				Point Chg				Point Chg
Loss ratio	47.9%	69.9%		(22.0)	48.9%	130.4%		(81.5)
Commission and brokerage ratio	24.5%	23.3%		1.2	24.3%	24.0%		0.3
Other underwriting expense ratio	1.9%	2.1%		(0.2)	2.1%	2.2%		(0.1)
Combined ratio	74.3%	95.3%		(21.0)	75.3%	156.6%		(81.3)

(NM, not meaningful.)
(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums increased by 19.2% to $344.2 million for the three months ended June 30, 2012 compared to $288.7 million for the three months ended June 30, 2011, primarily due to increased premium from the Latin American and Asian regions, with the latter experiencing significant rate increases following the 2011 catastrophe loss events, which is offsetting the lower premium impact of the shift in this business away from pro rata to excess of loss.  Net written premiums increased by 20.3% to $344.2 million for the three months ended June 30, 2012 compared to $286.0 million for the same period in 2011, principally as a result of the increase in gross written premiums.  Premiums earned increased 5.4% to $334.4 million for the three months ended June 30, 2012 compared to $317.2 million for the same period in 2011.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums increased by 4.0% to $621.5 million for the six months ended June 30, 2012 compared to $597.6 million for the six months ended June 30, 2011, primarily due to increased premium from the Latin American and Asian regions, with the latter experiencing significant rate increases following the 2011 catastrophe loss events, which is offsetting the lower premium impact of the shift in this business away from pro rata to excess of loss.  Net written premiums increased by 5.2% to $621.5 million for the six months ended June 30, 2012 compared to $590.5 million for the same period in 2011, principally as a result of the increase in gross written premiums.  Premiums earned decreased 0.5% to $630.5 million for the six months ended June 30, 2012 compared to $633.5 million for the same period in 2011.

Incurred Losses and LAE.  The following tables present the incurred losses and LAE for the International segment for the periods indicated.

	Three Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2012
Attritional	$159.5	47.7%		$(0.5)	-0.2%		$158.9	47.5%
Catastrophes	-	0.0%		1.3	0.4%		1.3	0.4%
Total segment	$159.5	47.7%		$0.8	0.2%		$160.2	47.9%

2011
Attritional	$168.8	53.3%		$(5.0)	-1.6%		$163.8	51.7%
Catastrophes	64.2	20.2%		(6.3)	-2.0%		57.8	18.2%
Total segment	$233.0	73.5%		$(11.3)	-3.6%		$221.6	69.9%

Variance 2012/2011
Attritional	$(9.3)	(5.6)	pts	$4.5	1.4	pts	$(4.9)	(4.2)	pts
Catastrophes	(64.2)	(20.2)	pts	7.6	2.4	pts	(56.5)	(17.8)	pts
Total segment	$(73.5)	(25.8)	pts	$12.1	3.8	pts	$(61.4)	(22.0)	pts

	Six Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2012
Attritional	$308.1	48.8%		$(3.3)	-0.5%		$304.8	48.3%
Catastrophes	-	0.0%		3.6	0.6%		3.6	0.6%
Total segment	$308.1	48.8%		$0.3	0.1%		$308.4	48.9%

2011
Attritional	$334.0	52.8%		$(10.0)	-1.6%		$324.0	51.2%
Catastrophes	505.2	79.7%		(2.9)	-0.5%		502.3	79.2%
Total segment	$839.2	132.5%		$(12.9)	-2.1%		$826.3	130.4%

Variance 2012/2011
Attritional	$(25.9)	(4.0)	pts	$6.7	1.1	pts	$(19.2)	(2.9)	pts
Catastrophes	(505.2)	(79.7)	pts	6.5	1.1	pts	(498.7)	(78.6)	pts
Total segment	$(531.1)	(83.7)	pts	$13.2	2.2	pts	$(517.9)	(81.5)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased 27.7% to $160.2 million for the three months ended June 30, 2012 compared to $221.6 million for the three months ended June 30, 2011, representing 22.0 loss ratio points.  The decrease was principally due to a $64.2 million (20.2 points) decrease in current year catastrophe losses.  The 2011 current year catastrophes included the New Zealand earthquake ($38.2 million), the Canadian Slave Lake fire ($15.0 million) and the Japanese earthquake and tsunami ($8.7 million).  The current year attritional losses decreased by $9.3 million, or 5.6 points, due to significant rate increases in the Asian markets, particularly for catastrophe-exposed risks, and a shift in the mix of business towards property catastrophe and excess of loss business, which generally have lower loss ratios.

Incurred losses and LAE decreased 62.7% to $308.4 million for the six months ended June 30, 2012 compared to $826.3 million for the six months ended June 30, 2011, representing 81.5 loss ratio points.  The decrease was principally due to a $505.2 million (79.7 points) decrease in current year catastrophe losses.  The 2011 current year catastrophes included the Japanese earthquake and tsunami ($273.7 million), the New Zealand earthquake ($158.2 million), the Australian flood ($45.1 million) and the Canadian Slave Lake fire ($15.0 million).  Current years’ attritional losses decreased by $25.9 million (4.0 points) due to significant rate increases in the Asian markets, particularly for catastrophe-exposed risks and a shift in the mix of business towards property catastrophe and excess of loss business, which generally have lower loss ratios.

Segment Expenses. Commission and brokerage increased 10.8% to $81.8 million for the three months ended June 30, 2012 compared to $73.8 million for the same period in 2011.  This change is mainly due to the increase in earned premiums during the quarter. Commission and brokerage increased slightly to $153.0 million for the six months ended June 30, 2012 compared to $152.2 million for the same period in 2011.

Segment other underwriting expenses decreased to $6.5 million for the three months ended June 30, 2012 compared to $7.0 million for the same period in 2011.  Segment other underwriting expenses decreased slightly to $13.3 million for the six months ended June 30, 2012 compared to $13.4 million for the same period in 2011.

Bermuda.
The following table presents the underwriting results and ratios for the Bermuda segment for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2012	2011	Variance	% Change	2012	2011	Variance	% Change
Gross written premiums	$174.1	$176.4	$(2.3)	-1.3%	$362.0	$354.9	$7.1	2.0%
Net written premiums	174.1	176.4	(2.3)	-1.3%	361.3	355.0	6.4	1.8%

Premiums earned	$169.8	$203.1	$(33.2)	-16.4%	$333.7	$365.5	$(31.7)	-8.7%
Incurred losses and LAE	101.7	125.8	(24.1)	-19.2%	206.9	329.7	(122.8)	-37.3%
Commission and brokerage	45.3	53.2	(7.9)	-14.8%	88.6	93.8	(5.2)	-5.6%
Other underwriting expenses	6.9	6.7	0.2	2.9%	14.4	13.4	1.0	7.2%
Underwriting gain (loss)	$15.9	$17.3	$(1.4)	-8.0%	$23.9	$(71.5)	$95.3	-133.4%

				Point Chg				Point Chg
Loss ratio	59.9%	62.0%		(2.1)	62.0%	90.2%		(28.2)
Commission and brokerage ratio	26.7%	26.2%		0.5	26.6%	25.7%		0.9
Other underwriting expense ratio	4.0%	3.3%		0.7	4.2%	3.7%		0.5
Combined ratio	90.6%	91.5%		(0.9)	92.8%	119.6%		(26.8)

(Some amounts may not reconcile due to rounding.)

Premiums.  Gross written premiums decreased 1.3% to $174.1 million for the three months ended June 30, 2012 compared to $176.4 million for the three months ended June 30, 2011, primarily due to strong competition in the European market partially offset by new business and increased premium on existing business written in our Bermuda office.  Net written premiums decreased 1.3% to $174.1 million for the three months ended June 30, 2012 compared to $176.4 million for the three months ended June 30, 2011, in line with the decrease in gross written premiums.  Premiums earned decreased 16.4% to $169.8 million for the three months ended June 30, 2012 compared to $203.1 million for the three months ended June 30, 2011.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums increased 2.0% to $362.0 million for the six months ended June 30, 2012 compared to $354.9 million for the six months ended June 30, 2011, primarily due to new business and increased premium on existing business written in our Bermuda office partially offset by strong competition in the European market.  Net written premiums increased 1.8% to $361.3 million for the six months ended June 30, 2012 compared to $355.0 million for the six months ended June 30, 2011, in line with the increase in gross written premiums.  Premiums earned decreased 8.7% to $333.7 million for the six months ended June 30, 2012 compared to $365.5 million for the six months ended June 30, 2011.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following tables present the incurred losses and LAE for the Bermuda segment for the periods indicated.

	Three Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2012
Attritional	$102.3	60.3%		$(3.2)	-1.9%		$99.1	58.4%
Catastrophes	-	0.0%		2.6	1.5%		2.6	1.5%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$102.3	60.3%		$(0.6)	-0.4%		$101.7	59.9%

2011
Attritional	$122.1	60.2%		$1.3	0.6%		$123.4	60.8%
Catastrophes	4.5	2.2%		(2.9)	-1.4%		1.6	0.8%
A&E	-	0.0%		0.8	0.4%		0.8	0.4%
Total segment	$126.6	62.4%		$(0.8)	-0.4%		$125.8	62.0%

Variance 2012/2011
Attritional	$(19.8)	0.1	pts	$(4.5)	(2.5)	pts	$(24.3)	(2.4)	pts
Catastrophes	(4.5)	(2.2)	pts	5.5	2.9	pts	1.0	0.7	pts
A&E	-	-	pts	(0.8)	(0.4)	pts	(0.8)	(0.4)	pts
Total segment	$(24.3)	(2.1)	pts	$0.2	-	pts	$(24.1)	(2.1)	pts

	Six Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2012
Attritional	$204.5	61.3%		$(2.8)	-0.8%		$201.8	60.5%
Catastrophes	-	0.0%		5.1	1.5%		5.1	1.5%
A&E	-	0.0%		-	0.0%		0.0	0.0%
Total segment	$204.5	61.3%		$2.4	0.7%		$206.9	62.0%

2011
Attritional	$216.6	59.3%		$5.2	1.4%		$221.8	60.7%
Catastrophes	114.5	31.3%		(7.4)	-2.0%		107.1	29.3%
A&E	-	0.0%		0.8	0.2%		0.8	0.2%
Total segment	$331.1	90.6%		$(1.4)	-0.4%		$329.7	90.2%

Variance 2012/2011
Attritional	$(12.1)	2.0	pts	$(8.0)	(2.2)	pts	$(20.0)	(0.2)	pts
Catastrophes	(114.5)	(31.3)	pts	12.5	3.5	pts	(102.0)	(27.8)	pts
A&E	-	-	pts	(0.8)	(0.2)	pts	(0.8)	(0.2)	pts
Total segment	$(126.6)	(29.3)	pts	$3.8	1.1	pts	$(122.8)	(28.2)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased 19.2% to $101.7 million for the three months ended June 30, 2012 compared to $125.8 million for the three months ended June 30, 2011.  The decrease was principally due to a $19.8 million decrease in current year attritional losses, which is in line with the reduction in premiums earned.

Incurred losses and LAE decreased 37.3% to $206.9 million for the six months ended June 30, 2012 compared to $329.7 million for the six months ended June 30, 2011.  The decrease was principally due to a $114.5 million (31.3 points) decrease in current year catastrophe losses. The 2011 current year catastrophe losses included the Japanese earthquake and tsunami ($71.5 million) and the New Zealand earthquake ($38.8 million).

Segment Expenses.  Commission and brokerage decreased 14.8% to $45.3 million for the three months ended June 30, 2012 compared to $53.2 million for the three months ended June 30, 2011.  Commission and brokerage decreased 5.6% to $88.6 million for the six months ended June 30, 2012 compared to $93.8 million for the six months ended June 30, 2011.  These declines were mainly due to the decreases in earned premiums.

Segment other underwriting expenses increased slightly to $6.9 million for the three months ended June 30, 2012 compared to $6.7 million for the same period in 2011.  Segment other underwriting expenses increased slightly to $14.4 million for the six months ended June 30, 2012 compared to $13.4 million for the same period in 2011.

Insurance.
The following table presents the underwriting results and ratios for the Insurance segment for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2012	2011	Variance	% Change	2012	2011	Variance	% Change
Gross written premiums	$255.3	$242.5	$12.7	5.2%	$467.0	$514.0	$(47.0)	-9.1%
Net written premiums	203.1	213.3	(10.2)	-4.8%	385.1	444.6	(59.4)	-13.4%

Premiums earned	$212.2	$212.0	$0.1	0.1%	$392.2	$425.7	$(33.5)	-7.9%
Incurred losses and LAE	149.7	152.1	(2.4)	-1.6%	276.9	311.3	(34.5)	-11.1%
Commission and brokerage	28.8	32.9	(4.1)	-12.5%	60.2	67.4	(7.2)	-10.7%
Other underwriting expenses	26.2	22.4	3.8	17.1%	49.7	44.3	5.5	12.3%
Underwriting gain (loss)	$7.4	$4.6	$2.8	60.4%	$5.3	$2.6	$2.7	104.8%

				Point Chg				Point Chg
Loss ratio	70.6%	71.7%		(1.1)	70.6%	73.1%		(2.5)
Commission and brokerage ratio	13.6%	15.5%		(1.9)	15.4%	15.8%		(0.4)
Other underwriting expense ratio	12.3%	10.6%		1.7	12.6%	10.5%		2.1
Combined ratio	96.5%	97.8%		(1.3)	98.6%	99.4%		(0.8)

(Some amounts may not reconcile due to rounding.)

Premiums.  Gross written premiums increased by 5.2% to $255.3 million for the three months ended June 30, 2012 compared to $242.5 million for the three months ended June 30, 2011. This increase was primarily due to the increase in crop premiums partially offset by the run-off of terminated business.  Net written premiums decreased 4.8% to $203.1 million for the three months ended June 30, 2012 compared to $213.3 million for the same period in 2011 due to an increase in the use of reinsurance on our crop business.  Premiums earned slightly increased 0.1% to $212.2 million for the three months ended June 30, 2012 compared to $212.0 million for the three months ended June 30, 2011.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums decreased by 9.1% to $467.0 million for the six months ended June 30, 2012 compared to $514.0 million for the six months ended June 30, 2011. This decrease was primarily driven by the termination and runoff of several large casualty programs, partially offset by an increase in crop and A&H primary business.  Net written premiums decreased 13.4% to $385.1 million for the six months ended June 30, 2012 compared to $444.6 million for the same period in 2011 due to lower gross premiums.  Premiums earned decreased 7.9% to $392.2 million for the six months ended June 30, 2012 compared to $425.7 million for the six months ended June 30, 2011.  The change in premiums earned is relatively consistent with the decrease in net written premiums.

Incurred Losses and LAE. The following tables present the incurred losses and LAE for the Insurance segment for the periods indicated.

	Three Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2012
Attritional	$150.3	70.9%		$(0.6)	-0.3%		$149.7	70.6%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
Total segment	$150.3	70.9%		$(0.6)	-0.3%		$149.7	70.6%

2011
Attritional	$151.8	71.5%		$-	0.0%		$151.8	71.5%
Catastrophes	-	0.0%		0.3	0.2%		0.3	0.2%
Total segment	$151.8	71.5%		$0.3	0.2%		$152.1	71.7%

Variance 2012/2011
Attritional	$(1.5)	(0.6)	pts	$(0.6)	(0.3)	pts	$(2.1)	(0.9)	pts
Catastrophes	-	-	pts	(0.3)	(0.2)	pts	(0.3)	(0.2)	pts
Total segment	$(1.5)	(0.6)	pts	$(0.9)	(0.5)	pts	$(2.4)	(1.1)	pts

	Six Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2012
Attritional	$277.4	70.7%		$(0.6)	-0.1%		$276.9	70.6%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
Total segment	$277.4	70.7%		$(0.6)	-0.1%		$276.9	70.6%

2011
Attritional	$311.0	73.0%		$-	0.0%		$311.0	73.0%
Catastrophes	-	0.0%		0.3	0.1%		0.3	0.1%
Total segment	$311.0	73.0%		$0.3	0.1%		$311.3	73.1%

Variance 2012/2011
Attritional	$(33.6)	(2.3)	pts	$(0.6)	(0.1)	pts	$(34.1)	(2.4)	pts
Catastrophes	-	-	pts	(0.3)	(0.1)	pts	(0.3)	(0.1)	pts
Total segment	$(33.6)	(2.3)	pts	$(0.9)	(0.2)	pts	$(34.5)	(2.5)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased by $2.4 million, or 1.6%, to $149.7 million for the three months ended June 30, 2012 compared to $152.1 million for the three months ended June 30, 2011. This was due to a decrease of $1.5 million in current year attritional losses primarily driven by a shift in the mix of business towards short-tail business with lower loss ratios.

Incurred losses and LAE decreased by $34.5 million, or 11.1%, to $276.9 million for the six months ended June 30, 2012 compared to $311.3 million for the six months ended June 30, 2011. This was primarily due to a decrease of $33.6 million in current year attritional losses driven by the decline in premiums earned and a shift in the mix of business towards short-tail business with lower loss ratios.

Segment Expenses. Commission and brokerage decreased by 12.5% to $28.8 million for the three months ended June 30, 2012 compared to $32.9 million for the three months ended June 30, 2011.  Commission and brokerage decreased by 10.7% to $60.2 million for the six months ended June 30, 2012 compared to $67.4 million for the six months ended June 30, 2011.  These declines were mainly due to a change in the mix of business from program business to direct business, which carries a lower commission ratio.

Segment other underwriting expenses increased to $26.2 million for the three months ended June 30, 2012 compared to $22.4 million for the same period in 2011.  Segment other underwriting expenses increased to $49.7 million for the six months ended June 30, 2012 compared to $44.3 million for the same period in 2011.

FINANCIAL CONDITION

Cash and Invested Assets.  Aggregate invested assets, including cash and short-term investments, were $16,029.8 million at June 30, 2012, an increase of $232.4 million compared to $15,797.4 million at December 31, 2011.  This increase was primarily the result of $304.5 million of cash flows from operations, $83.0 million of unrealized appreciation, $50.4 million in fair value re-measurements, $28.5 million in equity adjustments of our limited partnership investments, $18.6 million due to fluctuations in foreign currencies and $6.0 million of unsettled securities, partially offset by $225.0 million paid for share repurchases and $50.8 million paid out in dividends to shareholders.

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

Our global portfolio included $1,756.8 million of foreign government securities at June 30, 2012, of which $788.7 million were European sovereign securities.  Approximately 56.3%, 19.2% and 7.2% of European sovereign securities represented securities held in the governments of the United Kingdom, France and Austria, respectively.  No other countries represented more than 5% of the European sovereign securities.  We held no sovereign securities of Portugal, Italy, Ireland, Greece or Spain at June 30, 2012.

Over the past few years and particularly in 2010 and 2011, we have expanded the allocation of our investments funded by shareholders’ equity to include:  1) a greater percentage of publicly traded equity securities, 2) emerging market fixed maturities through mutual fund structures, 3) high yield fixed maturities, 4) bank loan securities and 5) private equity limited partnership investments.  The objective of this portfolio diversification is to enhance the risk-adjusted total return of the investment portfolio by allocating a prudent portion of the portfolio to higher return asset classes, which are also less subject to changes in value with movements in interest rates.  We limit our allocation to these asset classes because of 1) the potential for volatility in their values and 2) the impact of these investments on regulatory and rating agency capital adequacy models.  We use investment managers experienced in these markets and adjust our allocation to these investments based upon market conditions.  At June 30, 2012, the market value of investments in these investment market sectors, carried at both market and fair value, approximated 58.7% of shareholders’ equity.

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

The tables below summarize the composition and characteristics of our investment portfolio as of the dates indicated.

(Dollars in millions)	At June 30, 2012		At December 31, 2011
Fixed maturities, market value	$12,480.4	77.9%	$12,293.5	77.8%
Fixed maturities, fair value	62.8	0.4%	113.6	0.7%
Equity securities, market value	331.2	2.1%	448.9	2.9%
Equity securities, fair value	1,215.5	7.5%	1,249.1	7.9%
Short-term investments	947.6	5.9%	685.3	4.4%
Other invested assets	593.5	3.7%	558.2	3.5%
Cash	398.9	2.5%	448.7	2.8%
Total investments and cash	$16,029.8	100.0%	$15,797.4	100.0%

(Some amounts may not reconcile due to rounding.)

	At	At
	June 30, 2012	December 31, 2011
Fixed income portfolio duration (years)	2.9	3.0
Fixed income composite credit quality	Aa3	Aa3
Imbedded end of period yield, pre-tax	3.7%	3.9%
Imbedded end of period yield, after-tax	3.2%	3.4%

The following table provides a comparison of our total return by asset class relative to broadly accepted industry benchmarks for the periods indicated.

	Six Months Ended	Twelve Months Ended
	June 30, 2012	December 31, 2011
Fixed income portfolio total return	2.3%	4.7%
Barclay's Capital - U.S. aggregate index	2.4%	7.8%

Common equity portfolio total return	6.3%	2.7%
S&P 500 index	9.5%	2.1%

Other invested asset portfolio total return	7.0%	13.5%

The pre-tax equivalent total return for the bond portfolio was approximately 2.4% and 5.1% at June 30, 2012 and December 31, 2011, respectively.  The pre-tax equivalent return adjusts the yield on tax-exempt bonds to the fully taxable equivalent.

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

Reinsurance Receivables.  Reinsurance receivables for both paid and recoverable on unpaid losses totaled $598.4 million at June 30, 2012 and $580.3 million at December 31, 2011.  At June 30, 2012, $200.3 million, or 33.5%, was receivable from C.V. Starr (Bermuda); $62.8 million, or 10.5%, was receivable from Transatlantic Reinsurance Company; $56.5 million, or 9.4%, was receivable from Berkley Insurance Company and $39.2 million, or 6.5%, was receivable from Munich Reinsurance Company.  The receivable from C.V. Starr is fully collateralized by a trust agreement.  No other retrocessionaire accounted for more than 5% of our receivables.

Loss and LAE Reserves.   Gross loss and LAE reserves totaled $9,890.8 million at June 30, 2012 and $10,123.2 million at December 31, 2011.

The following tables summarize gross outstanding loss and LAE reserves by segment, classified by case reserves and IBNR reserves, for the periods indicated.

	At June 30, 2012
	Case	IBNR	Total	% of
(Dollars in millions)	Reserves	Reserves	Reserves	Total
U.S. Reinsurance	$1,581.2	$1,855.9	$3,437.2	34.7%
International	1,222.1	724.0	1,946.1	19.7%
Bermuda	855.1	1,059.9	1,915.0	19.4%
Insurance	927.6	1,196.0	2,123.7	21.5%
Total excluding A&E	4,586.1	4,835.9	9,422.0	95.3%
A&E	284.0	184.9	468.8	4.7%
Total including A&E	$4,870.1	$5,020.7	$9,890.8	100.0%

(Some amounts may not reconcile due to rounding.)

	At December 31, 2011
	Case	IBNR	Total	% of
(Dollars in millions)	Reserves	Reserves	Reserves	Total
U.S. Reinsurance	$1,556.3	$1,889.3	$3,445.6	34.1%
International	1,279.7	857.7	2,137.4	21.1%
Bermuda	805.4	1,067.2	1,872.6	18.5%
Insurance	949.2	1,218.5	2,167.7	21.4%
Total excluding A&E	4,590.5	5,032.8	9,623.3	95.1%
A&E	289.1	210.9	499.9	4.9%
Total including A&E	$4,879.6	$5,243.6	$10,123.2	100.0%

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2012	2011	2012	2011
Gross Basis:
Beginning of period reserves	$486.5	$535.8	$499.9	$554.8
Incurred losses	-	0.8	0.1	0.8
Paid losses	(17.7)	(9.8)	(31.2)	(28.8)
End of period reserves	$468.8	$526.7	$468.8	$526.7

Net Basis:
Beginning of period reserves	$467.6	$514.7	$480.2	$532.9
Incurred losses	-	0.8	0.1	0.8
Paid losses	(16.8)	(9.5)	(29.5)	(27.8)
End of period reserves	$450.8	$505.9	$450.8	$505.9

(Some amounts may not reconcile due to rounding.)

At June 30, 2012, the gross reserves for A&E losses were comprised of $146.9 million representing case reserves reported by ceding companies, $92.8 million representing additional case reserves established by us on assumed reinsurance claims, $44.3 million representing case reserves established by us on direct excess insurance claims, including Mt. McKinley, and $184.8 million representing IBNR reserves.

With respect to asbestos only, at June 30, 2012, we had gross asbestos loss reserves of $449.8 million, or 95.9%, of total A&E reserves, of which $359.2 million was for assumed business and $90.6 million was for direct business.

Industry analysts use the “survival ratio” to compare the A&E reserves among companies with such liabilities.  The survival ratio is typically calculated by dividing a company’s current net reserves by the three year average of annual paid losses.  Hence, the survival ratio equals the number of years that it would take to exhaust the current reserves if future loss payments were to continue at historical levels.  Using this measurement, our net three year asbestos survival ratio was 6.4 years at June 30, 2012.  These metrics can be skewed by individual large settlements occurring in the prior three years and therefore, may not be indicative of the timing of future payments.

Because the survival ratio was developed as a comparative measure of reserve strength and does not indicate absolute reserve adequacy, we consider, but do not rely on, the survival ratio when evaluating our reserves.  In particular, we note that year to year loss payment variability can be material.  This is due, in part, to our orientation to negotiated settlements, particularly on our Mt. McKinley exposures, which significantly reduces the credibility and utility of this measure as an analytical tool.  In the first half of 2012, we made asbestos net claim payments of $2.4 million to Mt McKinley high profile claimants where the claim was either closed or a settlement had been reached.  Such payments, which are non-repetitive, distort downward our three year survival ratio.  Adjusting for such settlements, recognizing that total settlements are generally considered fully reserved to an agreed settlement, we consider that our adjusted asbestos survival ratio for net unsettled claims is 8.6 years, which is better than prevailing industry norms.

Shareholders’ Equity.  Our shareholders’ equity increased to $6,417.4 million as of June 30, 2012 from $6,071.4 million as of December 31, 2011.  This increase was the result of $519.3 million of net income, $78.3 million of unrealized appreciation on investments, net of tax, share-based compensation transactions of $31.3 million and $2.0 million of net benefit plan obligation adjustments, partially offset by repurchases of 2.4 million common shares for $225.0 million, $50.8 million of shareholder dividends and $9.1 million of net foreign currency translation adjustments.

LIQUIDITY AND CAPITAL RESOURCES

Capital.  Our business operations are in part dependent on our financial strength and financial strength ratings, and the market’s perception of our financial strength, as measured by shareholders’ equity, which was $6,417.4 million at June 30, 2012 and $6,071.4 million at December 31, 2011.  On March 13, 2009, Everest Re and Everest National, wholly-owned indirect subsidiaries of the Company, received notification of a one level ratings downgrade by Standard & Poor’s.  On April 7, 2010, Standard & Poor’s upgraded the Company’s debt ratings one level.  On January 24, 2012, Moody’s affirmed the ratings of the Company’s operating subsidiaries but changed the outlook on the ratings from stable to negative reflecting their opinion of the potential direction of the ratings over the medium term (12 to 18 months). Management will continue to work with Moody’s over this time to address their concerns but it is not possible to predict the potential outcome. Management does not believe that a one notch downgrade would have a material adverse affect on the Company’s business.  We continue to possess significant financial flexibility and access to the debt and equity markets as a result of our perceived financial strength, as evidenced by the financial strength ratings as assigned by independent rating agencies.

From time to time, we have used open market share repurchases to adjust our capital position and enhance long term expected returns to our shareholders.  On July 21, 2008, our existing authorization to purchase up to 5 million of our shares was amended to authorize the purchase of up to 10 million shares.  On February 24, 2010, our existing authorization to purchase up to 10 million of our shares was amended to authorize the purchase of up to 15 million shares.  On February 22, 2012, our existing authorization to purchase up to 15 million of our shares was amended to authorize the purchase of up to 20 million shares.  As of June 30, 2012, we had repurchased 15.1 million shares under this authorization.

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

Over the past few years and particularly in 2010 and 2011, we have expanded the allocation of our investments funded by shareholders’ equity to include:  1) a greater percentage of publicly traded equity securities, 2) emerging market fixed maturities through mutual fund structures, 3) high yield fixed maturities, 4) bank loan securities and 5) private equity limited partnership investments.  The objective of this portfolio diversification is to enhance the risk-adjusted total return of the investment portfolio by allocating a prudent portion of the portfolio to higher return asset classes, which are also less subject to changes in value with movements in interest rates.  We limit our allocation to these asset classes because of 1) the potential for volatility in their values and 2) the impact of these investments on regulatory and rating agency capital adequacy models.  We use investment managers experienced in these markets and adjust our allocation to these investments based upon market conditions.  At June 30, 2012, the market value of investments in these investment market sectors, carried at both market and fair value, approximated 58.7% of shareholders’ equity.

Our liquidity requirements are generally met from positive cash flow from operations.  Positive cash flow results from reinsurance and insurance premiums being collected prior to disbursements for claims, which disbursements generally take place over an extended period after the collection of premiums, sometimes a period of many years.  Collected premiums are generally invested, prior to their use in such disbursements, and investment income provides additional funding for loss payments.  Our net cash flows from operating activities were $304.5 million and $338.7 million for the six months ended June 30, 2012 and 2011, respectively.  Additionally, these cash flows reflected a net tax payment of $23.8 million and a net tax refund of $12.5 million for the six months ended June 30, 2012 and 2011, respectively; net catastrophe loss payments of $285.9 million and $186.7 million for the six months ended June 30, 2012 and 2011, respectively; and net A&E payments of $29.5 million and $27.8 million for the six months ended June 30, 2012 and 2011, respectively.

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

As the timing of payments for claims and benefits cannot be predicted with certainty, we maintain portfolios of long term invested assets with varying maturities, along with short-term investments that provide additional liquidity for payment of claims.  At June 30, 2012 and December 31, 2011, we held cash and short-term investments of $1,346.5 million and $1,134.0 million, respectively.  All of our short-term investments are readily marketable and can be converted to cash.  In addition to these cash and short-term investments, at June 30, 2012, we had $808.5 million of available for sale fixed maturity securities maturing within one year or less, $5,464.0 million maturing within one to five years and $3,544.7 million maturing after five years.  Our $1,546.7 million of equity securities are comprised primarily of publicly traded securities that can be easily liquidated.  We believe that these fixed maturity and equity securities, in conjunction with the short-term investments and positive cash flow from operations, provide ample sources of liquidity for the expected payment of losses in the near future.  We do not anticipate selling securities or using available credit facilities to pay losses and LAE but have the ability to do so.  Sales of securities might result in realized capital gains or losses.  At June 30, 2012 we had $630.7 million of net pre-tax unrealized appreciation, comprised of $685.6 million of pre-tax unrealized appreciation and $54.9 million of pre-tax unrealized depreciation.

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

Effective June 22, 2012, Group, Bermuda Re and Everest International entered into a four year, $800.0 million senior credit facility with a syndicate of lenders, which amended and restated in its entirety the July 27, 2007, five year, $850.0 million senior credit facility.  Both the June 22, 2012 and July 27, 2007 senior credit facilities, which have similar terms, are referred to as the “Group Credit Facility”.  Wells Fargo Corporation (“Wells Fargo Bank”) is the administrative agent for the Group Credit Facility, which consists of two tranches.  Tranche one provides up to $200.0 million of unsecured revolving credit for liquidity and general corporate purposes, and for the issuance of unsecured standby letters of credit.  The interest on the revolving loans shall, at the Company’s option, be either (1) the Base Rate (as defined below) or (2) an adjusted London Interbank Offered Rate (“LIBOR”) plus a margin.  The Base Rate is the higher of (a) the prime commercial lending rate established by Wells Fargo Bank, (b) the Federal Funds Rate plus 0.5% per annum or (c) the one month LIBOR Rate plus 1.0% per annum. The amount of margin and the fees payable for the Group Credit Facility depends on Group’s senior unsecured debt rating.  Tranche two exclusively provides up to $600.0 million for the issuance of standby letters of credit on a collateralized basis.

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth.  Minimum net worth is an amount equal to the sum of $4,250.0 million plus 25% of consolidated net income for each of Group’s fiscal quarters, for which statements are available ending on or after January 1, 2012 and for which consolidated net income is positive, plus 25% of any increase in consolidated net worth during such period attributable to the issuance of ordinary and preferred shares, which at June 30, 2012, was $4,387.6 million.  As of June 30, 2012, the Company was in compliance with all Group Credit Facility covenants.

At June 30, 2012, the Group Credit Facility had no outstanding letters of credit under tranche one and $436.8 million outstanding letters of credit under tranche two.  At December 31, 2011, the Group Credit Facility had no outstanding letters of credit under tranche one and $446.5 million outstanding letters of credit under tranche two.

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

The Holdings Credit Facility requires Holdings to maintain a debt to capital ratio of not greater than 0.35 to 1 and Everest Re to maintain its statutory surplus at $1,875.0 million plus 25% of future aggregate net income and 25% of future aggregate capital contributions after December 31, 2010, which at June 30, 2012, was $1,965.4 million.  As of June 30, 2012, Holdings was in compliance with all Holdings Credit Facility covenants.

At June 30, 2012 and December 31, 2011, the Company had no outstanding short-term borrowings from the Holdings Credit Facility revolving credit line.  Short-term borrowings can be paid either through renewal with a one, two, three or six month term; or out of available liquidity.  In addition, at June 30, 2012 and December 31, 2011, the Holdings Credit Facility had outstanding letters of credit of $5.0 million, respectively.

Costs incurred in connection with the Group Credit Facility and the Holdings Credit Facility were $0.7 million and $0.4 million for the three months ended June 30, 2012 and 2011, respectively.  Costs incurred in connection with the Group Credit Facility and the Holdings Credit Facility were $1.3 million and $0.8 million for the six months ended June 30, 2012 and 2011, respectively.

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

Interest Rate Risk.  Our $16.0 billion investment portfolio, at June 30, 2012, is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations and some foreign exchange rate risk.  The overall economic impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity securities portfolio, including short-term investments, from a change in market interest rates.  In a declining interest rate environment, it includes prepayment risk on the $2,469.8 million of mortgage-backed securities in the $12,543.2 million fixed maturity portfolio.  Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The table below displays the potential impact of market value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $947.6 million of short-term investments) for the period indicated based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates.  For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually.  To generate appropriate price estimates on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account.  For legal entities with a non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios.

	Impact of Interest Rate Shift in Basis Points
	At June 30, 2012
	-200	-100	0	100	200
(Dollars in millions)
Total Market/Fair Value	$14,149.1	$13,825.6	$13,490.8	$13,121.2	$12,729.1
Market/Fair Value Change from Base (%)	4.9%	2.5%	0.0%	-2.7%	-5.6%
Change in Unrealized Appreciation
After-tax from Base ($)	$552.9	$281.5	$-	$(311.7)	$(643.0)

We had $9,890.8 million and $10,123.2 million of gross reserves for losses and LAE as of June 30, 2012 and December 31, 2011, respectively.  These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money.  Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value.  As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases.  These movements are the opposite of the interest rate impacts on the fair value of investments.  While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid.  Our loss and loss reserve obligations have an expected duration of approximately 3.6 years, which is reasonably consistent with our fixed income portfolio.  If we were to discount our loss and LAE reserves, net of $0.6 billion of reinsurance receivables on unpaid losses, the discount would be approximately $1.3 billion resulting in a discounted reserve balance of approximately $8.0 billion, representing approximately 59.0% of the market value of the fixed maturity investment portfolio funds.

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

	Impact of Percentage Change in Equity Fair/Market Values
	At June 30, 2012
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$1,237.3	$1,392.0	$1,546.7	$1,701.3	$1,856.0
After-tax Change in Fair/Market Value	$(223.5)	$(111.8)	$-	$111.8	$223.5

Foreign Currency Risk.  Foreign currency risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates.  Each of our non-U.S./Bermuda (“foreign”) operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines.  Each foreign operation may conduct business in its local currency, as well as the currency of other countries in which it operates.  The primary foreign currency exposures for these foreign operations are the Canadian Dollar, the Singapore Dollar, the British Pound Sterling and the Euro.  We mitigate foreign exchange exposure by generally matching the currency and duration of our assets to our corresponding operating liabilities.  In accordance with FASB guidance, we translate the assets, liabilities and income of non-U.S. dollar functional currency legal entities to the U.S. dollar.  This translation amount is reported as a component of other comprehensive income.  As of June 30, 2012, there has been no material change in exposure to foreign exchange rates as compared to December 31, 2011.

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

We sold six equity index put option contracts, based on the S&P 500 index, for total consideration, net of commissions, of $22.5 million.  At June 30, 2012, fair value for these equity index put option contracts was $70.4 million.  These equity index put option contracts each have a single exercise date, with maturities ranging from 12 to 30 years and strike prices ranging from $1,141.21 to $1,540.63.  The S&P 500 index value at June 30, 2012 was $1,362.16.  No amounts will be payable under these equity index put option contracts if the S&P 500 index is at, or above, the strike prices on the exercise dates, which fall between June 2017 and March 2031.  If the S&P 500 index is lower than the strike price on the applicable exercise date, the amount due would vary proportionately with the percentage by which the index is below the strike price.  Based on historical index volatilities and trends and the June 30, 2012 S&P 500 index value, we estimate the probability that each equity index put option contract of the S&P 500 index falling below the strike price on the exercise date to be less than 45%.  The theoretical maximum payouts under the equity index put option contracts would occur if on each of the exercise dates the S&P 500 index value were zero.  At June 30, 2012, the present value of these theoretical maximum payouts using a 6% discount factor was $293.8 million.

We sold one equity index put option contract based on the FTSE 100 index for total consideration, net of commissions, of $6.7 million.  At June 30, 2012, fair value for this equity index put option contract was $9.4 million.  This equity index put option contract has an exercise date of July 2020 and a strike price of ₤5,989.75.  The FTSE 100 index value at June 30, 2012 was ₤5,571.10.  No amount will be payable under this equity index put option contract if the FTSE 100 index is at, or above, the strike price on the exercise date.  If the FTSE 100 index is lower than the strike price on the exercise date, the amount due will vary proportionately with the percentage by which the index is below the strike price.  Based on historical index volatilities and trends and the June 30, 2012 FTSE 100 index value, we estimate the probability that the equity index put option contract of the FTSE 100 index will fall below the strike price on the exercise date to be less than 49%.  The theoretical maximum payout under the equity index put option contract would occur if on the exercise date the FTSE 100 index value was zero.  At June 30, 2012, the present value of the theoretical maximum payout using a 6% discount factor and current exchange rate was $32.3 million.

Because the equity index put option contracts meet the definition of a derivative, we report the fair value of these instruments in our consolidated balance sheets as a liability and record any changes to fair value in our consolidated statements of operations and comprehensive income (loss) as a net derivative gain (loss).  Our financial statements reflect fair values for our obligations on these equity index put option contracts at June 30, 2012, of $79.9 million; even though it may not be likely that the ultimate settlement of these transactions would require a payment that would exceed the initial consideration received, or any payment at all.

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

	Equity Indices Put Options Obligation – Sensitivity Analysis
(Dollars in millions)	At June 30, 2012
Interest Rate Shift in Basis Points:	-200	-100	0	100	200
Total Fair Value	$130.0	$102.1	$79.9	$62.8	$48.3
Fair Value Change from Base (%)	-62.9%	-27.8%	0.0%	21.4%	39.5%

Equity Indices Shift in Points (S&P 500/FTSE 100):	-500/-2000	-250/-1000	0	250/1000	500/2000
Total Fair Value	$150.2	$109.0	$79.9	$59.3	$44.7
Fair Value Change from Base (%)	-88.1%	-36.5%	0.0%	25.8%	44.1%

Combined Interest Rate /	-200/	-100/		100/	200/
Equity Indices Shift (S&P 500/FTSE 100):	-500/-2000	-250/-1000	0/0	250/1000	500/2000
Total Fair Value	$220.4	$135.8	$79.9	$45.1	$24.6
Fair Value Change from Base (%)	-176.0%	-70.0%	0.0%	43.5%	69.2%

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

ITEM 1A.  RISK FACTORS

No material changes.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities.

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares (or
			Purchased as Part	Units) that May Yet
	Total Number of		of Publicly	Be Purchased Under
	Shares (or Units)	Average Price Paid	Announced Plans or	the Plans or
Period	Purchased	per Share (or Unit)	Programs	Programs (1)
April 1 - 30, 2012	0	$-	0	5,897,518
May 1 - 31, 2012	477,098	$100.0171	476,000	5,421,518
June 1 - 30, 2012	514,957	$101.7417	514,957	4,906,561
Total	992,055	$-	990,957	4,906,561

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Index:

Exhibit No.	Description

10.31	Credit Agreement

31.1	Section 302 Certification of Joseph V. Taranto

31.2	Section 302 Certification of Craig Howie

32.1	Section 906 Certification of Joseph V. Taranto and Craig Howie

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Everest Re Group, Ltd.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Everest Re Group, Ltd.
(Registrant)

/S/ CRAIG HOWIE
Craig Howie
Executive Vice President and
Chief Financial Officer

(Duly Authorized Officer and Principal Financial Officer)

Dated:  August 9, 2012