Form 10-Q
period 2012-09-30
EVEREST RE GROUP LTD
filed 2012-11-09
CIK 1095073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2012	Commission file number: 1-15731

EVEREST RE GROUP, LTD.
(Exact name of registrant as specified in its charter)

Bermuda	98-0365432
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

Large accelerated filer	X	Accelerated filer
Non-accelerated filer		Smaller reporting company
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Class	At November 1, 2012
Common Shares, $0.01 par value	51,709,157

EVEREST RE GROUP, LTD

Form 10-Q

Page
PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

PART I

ITEM 1.  FINANCIAL STATEMENTS

EVEREST RE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Dollars and share amounts in thousands, except par value per share)	2012	2011
	(unaudited)
ASSETS:
Fixed maturities - available for sale, at market value	$12,846,495	$12,293,524
(amortized cost: 2012, $12,100,746; 2011, $11,731,173)
Fixed maturities - available for sale, at fair value	52,217	113,606
Equity securities - available for sale, at market value (cost: 2012, $265,563; 2011, $463,620)	279,375	448,930
Equity securities - available for sale, at fair value	1,301,522	1,249,106
Short-term investments	973,560	685,332
Other invested assets (cost: 2012, $602,230; 2011, $558,232)	602,230	558,232
Cash	478,558	448,651
Total investments and cash	16,533,957	15,797,381
Accrued investment income	128,619	130,193
Premiums receivable	1,204,867	1,077,548
Reinsurance receivables	642,612	580,339
Funds held by reinsureds	224,344	267,295
Deferred acquisition costs	296,410	378,026
Prepaid reinsurance premiums	106,869	85,409
Deferred tax asset	260,809	332,783
Income taxes recoverable	20,378	41,623
Other assets	248,608	202,958
TOTAL ASSETS	$19,667,473	$18,893,555

LIABILITIES:
Reserve for losses and loss adjustment expenses	$9,847,174	$10,123,215
Future policy benefit reserve	65,734	67,187
Unearned premium reserve	1,370,099	1,412,778
Funds held under reinsurance treaties	2,659	2,528
Commission reserves	51,453	55,103
Other net payable to reinsurers	228,641	60,775
5.4% Senior notes due 10/15/2014	249,894	249,858
6.6% Long term notes due 5/1/2067	238,356	238,354
Junior subordinated debt securities payable	329,897	329,897
Accrued interest on debt and borrowings	12,092	4,781
Equity index put option liability	79,148	69,729
Unsettled securities payable	105,869	8,793
Other liabilities	301,085	199,182
Total liabilities	12,882,101	12,822,180

Commitments and contingencies (Note 8)

SHAREHOLDERS' EQUITY:
Preferred shares, par value: $0.01; 50,000 shares authorized;
no shares issued and outstanding	-	-
Common shares, par value: $0.01; 200,000 shares authorized; (2012) 67,024
and (2011) 66,455 outstanding before treasury shares	670	665
Additional paid-in capital	1,935,677	1,892,988
Accumulated other comprehensive income (loss), net of deferred income tax expense
(benefit) of $136,906 at 2012 and $112,969 at 2011	593,796	366,978
Treasury shares, at cost; 15,316 shares (2012) and 12,719 shares (2011)	(1,323,995)	(1,073,970)
Retained earnings	5,579,224	4,884,714
Total shareholders' equity	6,785,372	6,071,375
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$19,667,473	$18,893,555

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share amounts)	2012	2011	2012	2011
	(unaudited)		(unaudited)
REVENUES:
Premiums earned	$1,009,454	$1,044,338	$3,045,232	$3,095,619
Net investment income	152,024	156,465	453,791	493,788
Net realized capital gains (losses):
Other-than-temporary impairments on fixed maturity securities	(3,548)	(1,050)	(9,902)	(15,817)
Other-than-temporary impairments on fixed maturity securities
transferred to other comprehensive income (loss)	-	-	-	-
Other net realized capital gains (losses)	66,291	(136,621)	154,784	(114,543)
Total net realized capital gains (losses)	62,743	(137,671)	144,882	(130,360)
Net derivative gain (loss)	703	(23,427)	(9,420)	(19,273)
Other income (expense)	(5,943)	(14,911)	15,675	(31,744)
Total revenues	1,218,981	1,024,794	3,650,160	3,408,030

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	603,654	720,711	1,813,990	2,706,276
Commission, brokerage, taxes and fees	221,082	227,969	724,374	701,800
Other underwriting expenses	55,762	49,437	153,932	140,290
Corporate expenses	5,947	4,204	16,683	11,922
Interest, fees and bond issue cost amortization expense	13,331	13,085	39,753	39,199
Total claims and expenses	899,776	1,015,406	2,748,732	3,599,487

INCOME (LOSS) BEFORE TAXES	319,205	9,388	901,428	(191,457)
Income tax expense (benefit)	68,283	(53,666)	131,251	(69,929)

NET INCOME (LOSS)	$250,922	$63,054	$770,177	$(121,528)

Other comprehensive income (loss), net of tax :
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period	116,694	(14,536)	202,229	53,141
Less: reclassification adjustment for realized losses (gains) included in net income (loss)	1,512	(20,420)	(5,702)	(949)
Total URA(D) on securities arising during the period	118,206	(34,956)	196,527	52,192
Foreign currency translation adjustments	36,252	(23,247)	27,125	16,258
Pension adjustments	1,199	746	3,166	2,238
Total other comprehensive income (loss), net of tax	155,657	(57,457)	226,818	70,688

COMPREHENSIVE INCOME (LOSS)	$406,579	$5,597	$996,995	$(50,840)

EARNINGS PER COMMON SHARE:
Basic	$4.84	$1.16	$14.66	$(2.24)
Diluted	4.82	1.16	14.61	(2.24)
Dividends declared	0.48	0.48	1.44	1.44

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except share and dividends per share amounts)	2012	2011	2012	2011
	(unaudited)		(unaudited)
COMMON SHARES (shares outstanding):
Balance, beginning of period	51,857,047	54,346,216	53,735,551	54,428,168
Issued during the period, net	79,990	39,446	569,872	385,532
Treasury shares acquired	(229,100)	(597,006)	(2,597,486)	(1,025,044)
Balance, end of period	51,707,937	53,788,656	51,707,937	53,788,656

COMMON SHARES (par value):
Balance, beginning of period	$669	$664	$665	$660
Issued during the period, net	1	-	5	4
Balance, end of period	670	664	670	664

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	1,924,313	1,878,242	1,892,988	1,863,031
Share-based compensation plans	11,364	6,250	42,689	21,461
Balance, end of period	1,935,677	1,884,492	1,935,677	1,884,492

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS),
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	438,139	460,403	366,978	332,258
Net increase (decrease) during the period	155,657	(57,457)	226,818	70,688
Balance, end of period	593,796	402,946	593,796	402,946

RETAINED EARNINGS:
Balance, beginning of period	5,353,199	4,832,340	4,884,714	5,069,048
Net income (loss)	250,922	63,054	770,177	(121,528)
Dividends declared ($0.48 per quarter and $1.44 year-to-date
per share in 2012 and 2011)	(24,897)	(25,936)	(75,667)	(78,062)
Balance, end of period	5,579,224	4,869,458	5,579,224	4,869,458

TREASURY SHARES AT COST:
Balance, beginning of period	(1,298,969)	(1,019,091)	(1,073,970)	(981,480)
Purchase of treasury shares	(25,026)	(46,628)	(250,025)	(84,239)
Balance, end of period	(1,323,995)	(1,065,719)	(1,323,995)	(1,065,719)

TOTAL SHAREHOLDERS' EQUITY, END OF PERIOD	$6,785,372	$6,091,841	$6,785,372	$6,091,841

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2012	2011	2012	2011
	(unaudited)		(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$250,922	$63,054	$770,177	$(121,528)
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable	(227,333)	(6,371)	(119,923)	(159,868)
Decrease (increase) in funds held by reinsureds, net	37,682	(22,036)	46,089	17,452
Decrease (increase) in reinsurance receivables	(22,945)	89,855	(35,972)	107,610
Decrease (increase) in current income taxes	19,927	14,638	21,386	7,205
Decrease (increase) in deferred tax asset	14,935	(75,216)	48,896	(73,558)
Decrease (increase) in prepaid reinsurance premiums	(27,524)	10,126	(18,401)	49,472
Increase (decrease) in reserve for losses and loss adjustment expenses	(138,310)	(115,014)	(405,540)	578,371
Increase (decrease) in future policy benefit reserve	(535)	(638)	(1,454)	(1,032)
Increase (decrease) in unearned premiums	121,344	34,686	(52,225)	(79,001)
Increase (decrease) in other net payable to reinsurers	138,239	13,645	165,142	(15,938)
Change in equity adjustments in limited partnerships	(18,274)	(16,439)	(46,766)	(67,053)
Change in other assets and liabilities, net	65,247	65,828	184,250	126,791
Non-cash compensation expense	9,452	5,295	22,826	12,953
Amortization of bond premium (accrual of bond discount)	14,829	8,814	45,795	34,384
Amortization of underwriting discount on senior notes	13	12	38	36
Net realized capital (gains) losses	(62,743)	137,671	(144,882)	130,360
Net cash provided by (used in) operating activities	174,926	207,910	479,436	546,656

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale, at market value	503,303	537,715	1,294,896	1,348,380
Proceeds from fixed maturities matured/called - available for sale, at fair value	1,300	-	1,300	12,775
Proceeds from fixed maturities sold - available for sale, at market value	217,983	487,973	639,301	1,355,653
Proceeds from fixed maturities sold - available for sale, at fair value	11,783	12,512	72,926	62,632
Proceeds from equity securities sold - available for sale, at market value	76,000	1	130,792	27,207
Proceeds from equity securities sold - available for sale, at fair value	89,311	61,080	386,917	154,747
Distributions from other invested assets	32,015	15,923	53,032	143,017
Cost of fixed maturities acquired - available for sale, at market value	(889,195)	(756,432)	(2,143,771)	(2,293,760)
Cost of fixed maturities acquired - available for sale, at fair value	(1,658)	(9,801)	(7,164)	(25,025)
Cost of equity securities acquired - available for sale, at market value	(7,472)	(4,772)	(20,126)	(120,583)
Cost of equity securities acquired - available for sale, at fair value	(111,767)	(342,567)	(305,046)	(684,867)
Cost of other invested assets acquired	(21,089)	(5,730)	(49,681)	(57,832)
Cost of businesses acquired	-	-	-	(63,100)
Net change in short-term investments	(24,466)	(51,333)	(287,196)	(48,616)
Net change in unsettled securities transactions	59,991	(11,755)	65,957	35,446
Net cash provided by (used in) investing activities	(63,961)	(67,186)	(167,863)	(153,926)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares issued during the period, net	1,913	951	19,868	8,508
Purchase of treasury shares	(25,026)	(46,628)	(250,025)	(84,239)
Revolving credit borrowings	-	(40,000)	-	(50,000)
Dividends paid to shareholders	(24,897)	(25,936)	(75,667)	(78,062)
Net cash provided by (used in) financing activities	(48,010)	(111,613)	(305,824)	(203,793)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	16,752	3,072	24,158	(3,639)

Net increase (decrease) in cash	79,707	32,183	29,907	185,298
Cash, beginning of period	398,851	411,523	448,651	258,408
Cash, end of period	$478,558	$443,706	$478,558	$443,706

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid (recovered)	$30,662	$6,627	$54,463	$(5,919)
Interest paid	5,851	5,607	31,936	31,385

Non-cash transaction:
Net assets acquired and liabilities assumed from business acquisitions	-	-	-	19,130
Conversion of equity securities - available for sale, at market value, to fixed maturity securities - available for sale, at market value, including accrued
interest at time of conversion	-	-	92,981	-

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended September 30, 2012 and 2011

1.  GENERAL

Everest Re Group, Ltd. (“Group”), a Bermuda company, through its subsidiaries, principally provides reinsurance and insurance in the U.S., Bermuda and international markets.  As used in this document, “Company” means Group and its subsidiaries.

2.  BASIS OF PRESENTATION

The unaudited consolidated financial statements of the Company for the three and nine months ended September 30, 2012 and 2011 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis.  Certain financial information, which is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), has been omitted since it is not required for interim reporting purposes.  The December 31, 2011 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  The results for the three and nine months ended September 30, 2012 and 2011 are not necessarily indicative of the results for a full year.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2011, 2010 and 2009 included in the Company’s most recent Form 10-K filing.

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

Treatment of Insurance Contract Acquisition Costs. In October 2010, the FASB issued authoritative guidance for the accounting for costs associated with acquiring or renewing insurance contracts.  The guidance identifies the incremental direct costs of contract acquisition and costs directly related to acquisition activities that should be capitalized.  This guidance is effective for reporting periods beginning after December 15, 2011.  The Company implemented this guidance as of January 1, 2012 and determined that $13,492 thousand of previously deferrable acquisition costs will be expensed during 2012 and the first quarter of 2013, including $2,549 thousand and $8,790 thousand of previously deferrable acquisition costs expensed in the three and nine months ended September 30, 2012, respectively.  If the guidance had been applicable for the prior periods, the Company would have expensed $4,958 thousand and $11,405 thousand of deferrable acquisition costs during the three and nine months ended September 30, 2011, respectively.

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

3.  INVESTMENTS

The amortized cost, market value and gross unrealized appreciation and depreciation of available for sale, fixed maturity and equity security investments, carried at market value, are as follows for the periods indicated:

	At September 30, 2012
	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$299,691	$12,743	$(823)	$311,611
Obligations of U.S. states and political subdivisions	1,275,966	90,415	(53)	1,366,328
Corporate securities	3,629,746	262,117	(7,019)	3,884,844
Asset-backed securities	190,269	7,878	(381)	197,766
Mortgage-backed securities
Commercial	301,225	28,941	(3,643)	326,523
Agency residential	2,050,526	79,504	(1,840)	2,128,190
Non-agency residential	10,718	1,082	(190)	11,610
Foreign government securities	1,741,813	140,982	(6,222)	1,876,573
Foreign corporate securities	2,600,792	156,725	(14,467)	2,743,050
Total fixed maturity securities	$12,100,746	$780,387	$(34,638)	$12,846,495
Equity securities	$265,563	$13,814	$(2)	$279,375

	At December 31, 2011
	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$284,514	$16,407	$(287)	$300,634
Obligations of U.S. states and political subdivisions	1,558,615	102,815	(525)	1,660,905
Corporate securities	3,495,761	197,914	(27,054)	3,666,621
Asset-backed securities	186,936	7,020	(550)	193,406
Mortgage-backed securities
Commercial	310,387	20,942	(9,902)	321,427
Agency residential	2,198,937	86,722	(3,066)	2,282,593
Non-agency residential	53,365	499	(775)	53,089
Foreign government securities	1,555,707	120,900	(8,389)	1,668,218
Foreign corporate securities	2,086,951	91,869	(32,189)	2,146,631
Total fixed maturity securities	$11,731,173	$645,088	$(82,737)	$12,293,524
Equity securities	$463,620	$4,060	$(18,750)	$448,930

The $1,876,573 thousand of foreign government securities at September 30, 2012 included $838,200 thousand of European sovereign securities.  Approximately 54.0%, 18.9%, 6.9%  and 5.2% of European sovereign securities represented securities held in the governments of the United Kingdom, France, Austria and the Netherlands, respectively.  No other countries represented more than 5% of the European sovereign securities.  The Company held no sovereign securities of Portugal, Italy, Ireland, Greece or Spain at September 30, 2012.

In accordance with FASB guidance, the Company reclassified the non-credit portion of other-than-temporary impairments from retained earnings into accumulated other comprehensive income (loss), on April 1, 2009.  The table below presents the pre-tax cumulative unrealized appreciation (depreciation) on those corporate securities, for the periods indicated:

(Dollars in thousands)	At September 30, 2012	At December 31, 2011
Pre-tax cumulative unrealized appreciation (depreciation)	$4,992	$2,567

The amortized cost and market value of fixed maturity securities are shown in the following table by contractual maturity.  Mortgage-backed securities are generally more likely to be prepaid than other fixed maturity securities. As the stated maturity of such securities may not be indicative of actual maturities, the totals for mortgage-backed and asset-backed securities are shown separately.

	At September 30, 2012		At December 31, 2011
	Amortized	Market	Amortized	Market
(Dollars in thousands)	Cost	Value	Cost	Value
Fixed maturity securities – available for sale:
Due in one year or less	$894,249	$906,069	$494,098	$494,911
Due after one year through five years	5,257,997	5,537,891	5,052,484	5,268,748
Due after five years through ten years	2,310,643	2,517,076	2,188,080	2,325,142
Due after ten years	1,085,119	1,221,370	1,246,886	1,354,208
Asset-backed securities	190,269	197,766	186,936	193,406
Mortgage-backed securities:
Commercial	301,225	326,523	310,387	321,427
Agency residential	2,050,526	2,128,190	2,198,937	2,282,593
Non-agency residential	10,718	11,610	53,365	53,089
Total fixed maturity securities	$12,100,746	$12,846,495	$11,731,173	$12,293,524

The changes in net unrealized appreciation (depreciation) for the Company’s investments are derived from the following sources for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2012	2011	2012	2011
Increase (decrease) during the period between the market value and cost of investments carried at market value, and deferred taxes thereon:
Fixed maturity securities	$110,234	$3,902	$180,973	$95,587
Fixed maturity securities, other-than-temporary impairment	964	(1,305)	2,425	582
Equity securities	17,681	(29,936)	28,502	(21,828)
Other invested assets	-	215	-	(1,515)
Change in unrealized appreciation (depreciation), pre-tax	128,879	(27,124)	211,900	72,826
Deferred tax benefit (expense)	(10,700)	(7,880)	(15,424)	(20,680)
Deferred tax benefit (expense), other-than-temporary impairment	27	48	51	46
Change in unrealized appreciation (depreciation),
net of deferred taxes, included in shareholders’ equity	$118,206	$(34,956)	$196,527	$52,192

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

The tables below display the aggregate market value and gross unrealized depreciation of fixed maturity and equity securities, by security type and contractual maturity, in each case subdivided according to length of time that individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at September 30, 2012 By Security Type
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$639	$(6)	$11,543	$(817)	$12,182	$(823)
Obligations of U.S. states and political subdivisions	-	-	5,779	(53)	5,779	(53)
Corporate securities	93,239	(916)	114,607	(6,103)	207,846	(7,019)
Asset-backed securities	2,000	-	14,852	(381)	16,852	(381)
Mortgage-backed securities
Commercial	-	-	50,429	(3,643)	50,429	(3,643)
Agency residential	189,960	(1,289)	23,856	(551)	213,816	(1,840)
Non-agency residential	-	-	2,261	(190)	2,261	(190)
Foreign government securities	87,969	(1,199)	72,205	(5,023)	160,174	(6,222)
Foreign corporate securities	164,401	(3,263)	129,403	(11,204)	293,804	(14,467)
Total fixed maturity securities	$538,208	$(6,673)	$424,935	$(27,965)	$963,143	$(34,638)
Equity securities	-	-	13	(2)	13	(2)
Total	$538,208	$(6,673)	$424,948	$(27,967)	$963,156	$(34,640)

	Duration of Unrealized Loss at September 30, 2012 By Maturity
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities
Due in one year or less	$26,704	$(471)	$52,743	$(6,657)	$79,447	$(7,128)
Due in one year through five years	254,344	(4,112)	196,928	(13,059)	451,272	(17,171)
Due in five years through ten years	59,693	(733)	59,816	(2,212)	119,509	(2,945)
Due after ten years	5,507	(68)	24,050	(1,272)	29,557	(1,340)
Asset-backed securities	2,000	-	14,852	(381)	16,852	(381)
Mortgage-backed securities	189,960	(1,289)	76,546	(4,384)	266,506	(5,673)
Total fixed maturity securities	$538,208	$(6,673)	$424,935	$(27,965)	$963,143	$(34,638)

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position at September 30, 2012 were $963,156 thousand and $34,640 thousand, respectively.  There were no unrealized losses on a single issuer that exceeded 0.02% of the market value of the fixed maturity securities at September 30, 2012.  In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector.  The $6,673 thousand of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were generally comprised of domestic and foreign corporate securities, agency residential mortgage-backed securities and foreign government securities.  Of these unrealized losses, $5,699 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating organization. The $27,965 thousand of unrealized losses related to fixed maturity securities in an unrealized loss position for more than one year related primarily to domestic and foreign corporate securities, foreign government securities and commercial mortgage-backed securities.  Of these unrealized losses, $22,490 thousand related to securities that were rated investment grade by at least one nationally recognized statistical rating organization.  The non-investment grade securities with unrealized losses were mainly comprised of corporate and commercial mortgage-backed securities.  The gross unrealized depreciation for mortgage-backed securities included $241 thousand related to sub-prime and alt-A loans.  In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations.  The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments.

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

The components of net investment income are presented in the table below for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2012	2011	2012	2011
Fixed maturity securities	$122,824	$131,680	$367,770	$397,204
Equity securities	13,394	15,794	46,898	40,813
Short-term investments and cash	384	366	911	1,042
Other invested assets
Limited partnerships	18,571	15,725	47,857	66,700
Other	1,427	(1,520)	2,453	3,203
Total gross investment income	156,600	162,045	465,889	508,962
Interest debited (credited) and other investment expense	(4,576)	(5,580)	(12,098)	(15,174)
Total net investment income	$152,024	$156,465	$453,791	$493,788
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

The Company had contractual commitments to invest up to an additional $111,715 thousand in limited partnerships at September 30, 2012.  These commitments will be funded when called in accordance with the partnership agreements, which have investment periods that expire, unless extended, through 2016.

The components of net realized capital gains (losses) are presented in the table below for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2012	2011	2012	2011
Fixed maturity securities, market value:
Other-than-temporary impairments	$(3,548)	$(1,050)	$(9,902)	$(15,817)
Gains (losses) from sales	3,334	23,439	9,469	7,821
Fixed maturity securities, fair value:
Gains (losses) from sales	512	(16)	5,539	(966)
Gains (losses) from fair value adjustments	298	(5,013)	1,623	(8,537)
Equity securities, market value:
Gains (losses) from sales	(1,448)	-	5,372	38
Equity securities, fair value:
Gains (losses) from sales	3,142	637	23,241	2,335
Gains (losses) from fair value adjustments	60,469	(155,669)	109,557	(115,235)
Short-term investments gain (loss)	(16)	1	(17)	1
Total net realized capital gains (losses)	$62,743	$(137,671)	$144,882	$(130,360)

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

The proceeds and split between gross gains and losses, from sales of fixed maturity and equity securities, are presented in the table below for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2012	2011	2012	2011
Proceeds from sales of fixed maturity securities	$229,766	$500,485	$712,227	$1,418,285
Gross gains from sales	7,568	36,850	28,050	61,365
Gross losses from sales	(3,722)	(13,427)	(13,042)	(54,510)

Proceeds from sales of equity securities	$165,311	$61,081	$517,709	$181,954
Gross gains from sales	5,288	6,022	40,463	9,229
Gross losses from sales	(3,594)	(5,385)	(11,850)	(6,856)

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

4.  DERIVATIVES

The Company sold seven equity index put option contracts, based on two indices, in 2001 and 2005, which remain outstanding.  The Company sold these equity index put options as insurance products with the intent of achieving a profit.  These equity index put option contracts meet the definition of a derivative under FASB guidance and the Company’s position in these equity index put option contracts is unhedged.  Accordingly, these equity index put option contracts are carried at fair value in the consolidated balance sheets with changes in fair value recorded in the consolidated statements of operations and comprehensive income (loss).

The Company sold six equity index put option contracts, based on the Standard & Poor’s 500 (“S&P 500”) index, for total consideration, net of commissions, of $22,530 thousand.  At September 30, 2012, fair value for these equity index put option contracts was $69,120 thousand.  These equity index put option contracts each have a single exercise date, with maturities ranging from 12 to 30 years and strike prices ranging from $1,141.21 to $1,540.63.  No amounts will be payable under these equity index put option contracts if the S&P 500 index is at, or above, the strike prices on the exercise dates, which fall between June 2017 and March 2031.  If the S&P 500 index is lower than the strike price on the applicable exercise date, the amount due would vary proportionately with the percentage by which the index is below the strike price.  Based on historical index volatilities and trends and the September 30, 2012 S&P 500 index value, the Company estimates the probability that each equity index put option contract of the S&P 500 index falling below the strike price on the exercise date to be less than 42%.  The theoretical maximum payouts under the equity index put option contracts would occur if on each of the exercise dates the S&P 500 index value were zero.  At September 30, 2012, the present value of these theoretical maximum payouts using a 6% discount factor was $298,150 thousand.

The Company sold one equity index put option contract based on the FTSE 100 index for total consideration, net of commissions, of $6,706 thousand.  At September 30, 2012, fair value for this equity index put option contract was $10,028 thousand.  This equity index put option contract has an exercise date of July 2020 and a strike price of ₤5,989.75.  No amount will be payable under this equity index put option contract if the FTSE 100 index is at, or above, the strike price on the exercise date.  If the FTSE 100 index is lower than the strike price on the exercise date, the amount due will vary proportionately with the percentage by which the index is below the strike price.  Based on historical index volatilities and trends and the September 30, 2012 FTSE 100 index value, the Company estimates the probability that the equity index put option contract of the FTSE 100 index will fall below the strike price on the exercise date to be less than 50%.  The theoretical maximum payout under the equity index put option contract would occur if on the exercise date the FTSE 100 index value was zero.  At September 30, 2012, the present value of the theoretical maximum payout using a 6% discount factor and current exchange rate was $33,819 thousand.

The fair value of the equity index put options can be found in the Company’s consolidated balance sheets as follows:

(Dollars in thousands)
Derivatives not designated as	Location of fair value	At	At
hedging instruments	in balance sheets	September 30, 2012	December 31, 2011

Equity index put option contracts	Equity index put option liability	$79,148	$69,729
Total		$79,148	$69,729

The change in fair value of the equity index put option contracts can be found in the Company’s statement of operations and comprehensive income (loss) as follows:

(Dollars in thousands)		For the Three Months Ended		For the Nine Months Ended
Derivatives not designated as	Location of gain (loss) in statements of	September 30,		September 30,
hedging instruments	operations and comprehensive income (loss)	2012	2011	2012	2011

Equity index put option contracts	Net derivative gain (loss)	$703	$(23,427)	$(9,420)	$(19,273)
Total		$703	$(23,427)	$(9,420)	$(19,273)

The Company’s equity index put option contracts contain provisions that require collateralization of the fair value, as calculated by the counterparty, above a specified threshold, which is based on the Company’s financial strength ratings (Moody’s Investors Service, Inc.) and/or debt ratings (Standard & Poor’s Ratings Services).  The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on September 30, 2012, was $79,148 thousand for which the Company had posted collateral with a market value of $48,520 thousand.  If on September 30, 2012, the Company’s ratings were such that the collateral threshold was zero, the Company’s collateral requirement would increase by $55,000 thousand.

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

In limited instances where prices are not provided by pricing services or in rare instances when a manager may not agree with the pricing service, price quotes on a non-binding basis are obtained from investment brokers.  The investment asset managers do not make any changes to prices received from either the pricing services or the investment brokers.  In addition, the investment asset managers have procedures in place to review the reasonableness of the prices from the service providers and may request verification of the prices.  In addition, the Company continually performs analytical reviews of price changes and tests the prices on a random basis to an independent pricing source.  No material variances were noted during these price validation procedures.  In limited situations, where financial markets are inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value.  The Company made no such adjustments at September 30, 2012 and December 31, 2011.

The Company internally manages a small public equity portfolio which had a fair value at September 30, 2012 of $106,086 thousand and all prices were obtained from publically published sources.

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

As of September 30, 2012 and December 31, 2011, all Level 3 fixed maturity securities, were priced using single non-binding broker quotes since prices for these securities were not provided by normal pricing service companies.  The single broker quotes are provided by market makers or broker-dealers who are recognized as market participants in the markets in which they are providing the quotes.  The prices received from brokers are reviewed for reasonableness by our asset managers and management.

The Company sold seven equity index put option contracts which meet the definition of a derivative.  The Company’s position in these contracts is unhedged.  The Company records the change in fair value of equity index put option contracts in its consolidated statements of operations and comprehensive income (loss).

The fair value was calculated using an industry accepted option pricing model, Black-Scholes, which used the following assumptions:

	At September 30, 2012
		Contract
	Contracts	based on
	based on	FTSE 100
	S & P 500 Index	Index
Equity index	1,440.7	5,742.1
Interest rate	1.33% to 3.24%	2.16%
Time to maturity	4.6 to 18.5 yrs	7.8 yrs
Volatility	21.8% to 25.2%	24.5%

The following table presents the fair value measurement levels for all assets and liabilities, which the Company has recorded at fair value (fair and market value) as of the periods indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	September 30, 2012	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$311,611	$-	$311,611	$-
Obligations of U.S. States and political subdivisions	1,366,328	-	1,366,328	-
Corporate securities	3,884,844	-	3,884,844	-
Asset-backed securities	197,766	-	189,134	8,632
Mortgage-backed securities
Commercial	326,523	-	326,523	-
Agency residential	2,128,190	-	2,128,190	-
Non-agency residential	11,610	-	11,185	425
Foreign government securities	1,876,573	-	1,876,573	-
Foreign corporate securities	2,743,050	-	2,737,313	5,737
Total fixed maturities, market value	12,846,495	-	12,831,701	14,794

Fixed maturities, fair value	52,217	-	52,217	-
Equity securities, market value	279,375	262,850	16,525	-
Equity securities, fair value	1,301,522	1,167,604	133,918	-

Liabilities:
Equity index put option contracts	$79,148	$-	$-	$79,148

There were no transfers between Level 1 and Level 2 for the nine months ended September 30, 2012.

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

The following tables present the activity under Level 3, fair value measurements using significant unobservable inputs by asset type, for the periods indicated:

	Three Months Ended September 30, 2012				Nine Months Ended September 30, 2012
	Asset-backed	Foreign	Non-agency		Asset-backed	Foreign	Non-agency
(Dollars in thousands)	Securities	Corporate	RMBS	Total	Securities	Corporate	RMBS	Total
Beginning balance	$9,982	$7,904	$5	$17,891	$16,937	$3,044	$486	$20,467
Total gains or (losses) (realized/unrealized)
Included in earnings (or changes in net assets)	56	(15)	111	152	111	(35)	147	223
Included in other comprehensive income (loss)	441	306	5	752	800	432	3	1,235
Purchases, issuances and settlements	(57)	(335)	(159)	(551)	5,404	6,881	(211)	12,074
Transfers in and/or (out) of Level 3	(1,790)	(2,123)	463	(3,450)	(14,620)	(4,585)	-	(19,205)
Ending balance	$8,632	$5,737	$425	$14,794	$8,632	$5,737	$425	$14,794

The amount of total gains or losses for the period included
in earnings (or changes in net assets) attributable to the
change in unrealized gains or losses relating to assets
still held at the reporting date	$-	$-	$-	$-	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

	Three Months Ended September 30, 2011				Nine Months Ended September 30, 2011
	Asset-backed	Foreign	Non-agency		Asset-backed	Foreign	Non-agency
(Dollars in thousands)	Securities	Corporate	RMBS	Total	Securities	Corporate	RMBS	Total
Beginning balance	$2,492	$-	$1,353	$3,845	$995	$4,416	$1,500	$6,911
Total gains or (losses) (realized/unrealized)
Included in earnings (or changes in net assets)	15	(4)	344	355	79	(4)	584	659
Included in other comprehensive income (loss)	(148)	(30)	(213)	(391)	(295)	(30)	(246)	(571)
Purchases, issuances and settlements	(19)	3,104	(643)	2,442	37	3,104	(997)	2,144
Transfers in and/or (out) of Level 3	(26)	-	(348)	(374)	1,498	(4,416)	(348)	(3,266)
Ending balance	$2,314	$3,070	$493	$5,877	$2,314	$3,070	$493	$5,877

The amount of total gains or losses for the period included
in earnings (or changes in net assets) attributable to the
change in unrealized gains or losses relating to assets
still held at the reporting date	$-	$-	$-	$-	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs for equity index put option contracts, for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2012	2011	2012	2011
Liabilities:
Balance, beginning of period	$79,851	$54,313	$69,729	$58,467
Total (gains) or losses (realized/unrealized)
Included in earnings (or changes in net assets)	(703)	23,427	9,420	19,273
Included in other comprehensive income (loss)	-	-	-	-
Purchases, issuances and settlements	-	-	-	-
Transfers in and/or (out) of Level 3	-	-	-	-
Balance, end of period	$79,148	$77,740	$79,148	$77,740

The amount of total gains or losses for the period included in earnings
(or changes in net assets) attributable to the change in unrealized
gains or losses relating to liabilities still held at the reporting date	$-	$-	$-	$-

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

7.  EARNINGS PER COMMON SHARE

Net income (loss) per common share has been computed as per below, based upon weighted average common basic and dilutive shares outstanding.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars and shares in thousands, except per share amounts)	2012	2011	2012	2011
Net income (loss) per share:
Numerator
Net income (loss)	$250,922	$63,054	$770,177	$(121,528)
Less: dividends declared-common shares and nonvested common shares	(24,896)	(25,936)	(75,666)	(78,062)
Undistributed earnings	226,026	37,118	694,511	(199,590)
Percentage allocated to common shareholders (1)	99.3%	99.3%	99.2%	99.4%
	224,373	36,865	688,749	(198,318)
Add: dividends declared-common shareholders	24,732	25,764	75,030	77,534
Numerator for basic and diluted earnings per common share	$249,105	$62,629	$763,779	$(120,784)

Denominator
Denominator for basic earnings per weighted-average common shares	51,444	53,822	52,113	53,942
Effect of dilutive securities:
Options	223	67	158	135
Denominator for diluted earnings per adjusted weighted-average common shares	51,667	53,889	52,271	54,077

Per common share net income (loss)
Basic	$4.84	$1.16	$14.66	$(2.24)
Diluted	$4.82	$1.16	$14.61	$(2.24)

(1) Basic weighted-average common shares outstanding	51,444	53,822	52,113	53,942
Basic weighted-average common shares outstanding and nonvested common shares expected to vest	51,823	54,191	52,549	54,288
Percentage allocated to common shareholders	99.3%	99.3%	99.2%	99.4%

(Some amounts may not reconcile due to rounding.)

The table below presents the options to purchase common shares that were outstanding, but were not included in the computation of earnings per diluted share as they were anti-dilutive, for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Anti-dilutive options	355,594	2,010,550	1,203,944	1,548,390

All outstanding options expire on or between May 22, 2013 and September 19, 2022.

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

(Dollars in thousands)	At September 30, 2012	At December 31, 2011
	$144,117	$143,447

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

(Dollars in thousands)	At September 30, 2012	At December 31, 2011
	$28,562	$27,634

9.  OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the components of comprehensive income (loss) in the consolidated statements of operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2012	2011	2012	2011
Unrealized appreciation (depreciation) ("URA(D)") on
securities arising during the period
URA(D) of investments - temporary	$127,915	$(25,819)	$209,475	$72,244
URA(D) of investments - non-credit OTTI	964	(1,305)	2,425	582
Tax benefit (expense) from URA(D) arising during the period	(10,673)	(7,832)	(15,373)	(20,634)
Total URA(D) on securities arising during the period, net of tax	118,206	(34,956)	196,527	52,192

Foreign currency translation adjustments	44,491	(25,701)	33,984	18,787
Tax benefit (expense) from foreign currency translation	(8,239)	2,454	(6,859)	(2,529)
Net foreign currency translation adjustments	36,252	(23,247)	27,125	16,258

Pension adjustments	1,845	1,148	4,871	3,443
Tax benefit (expense) on pension	(646)	(402)	(1,705)	(1,205)
Net pension adjustments	1,199	746	3,166	2,238

Other comprehensive income (loss), net of tax	$155,657	$(57,457)	$226,818	$70,688

The following table presents the components of accumulated other comprehensive income (loss), net of tax, in the consolidated balance sheets for the periods indicated:

	At September 30,	At December 31,
(Dollars in thousands)	2012	2011
URA(D) on securities, net of deferred taxes
Temporary	$641,285	$447,234
Non-credit, OTTI	4,821	2,345
Total unrealized appreciation (depreciation) on investments, net of deferred taxes	646,106	449,579
Foreign currency translation adjustments, net of deferred taxes	59	(27,066)
Pension adjustments, net of deferred taxes	(52,369)	(55,535)
Accumulated other comprehensive income (loss)	$593,796	$366,978

10.  CREDIT FACILITIES

The Company has three credit facilities for a total commitment of up to $1,250,000 thousand, providing for the issuance of letters of credit and/or unsecured revolving credit lines. The following table presents the costs incurred in connection with the three credit facilities for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2012	2011	2012	2011
Credit facility fees incurred	$786	$611	$2,134	$1,601

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

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth.  Minimum net worth is an amount equal to the sum of $4,249,963 thousand plus 25% of consolidated net income for each of Group’s fiscal quarters, for which statements are available ending on or after January 1, 2012 and for which consolidated net income is positive, plus 25% of any increase in consolidated net worth during such period attributable to the issuance of ordinary and preferred shares, which at September 30, 2012, was $4,453,180 thousand.  As of September 30, 2012, the Company was in compliance with all Group Credit Facility covenants.

The following table summarizes the outstanding letters of credit and/or borrowings for the periods indicated:

(Dollars in thousands)		At September 30, 2012			At December 31, 2011
Bank		Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Wells Fargo Bank Group Credit Facility	Tranche One	$200,000	$-		$350,000	$-
	Tranche Two	600,000	413,882	12/31/2012	500,000	446,327	12/31/2012
			-			127	9/30/2012
Total Wells Fargo Bank Group Credit Facility		$800,000	$413,882		$850,000	$446,454

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

The Holdings Credit Facility requires Holdings to maintain a debt to capital ratio of not greater than 0.35 to 1 and Everest Re to maintain its statutory surplus at $1,875,000 thousand plus 25% of future aggregate net income and 25% of future aggregate capital contributions after December 31, 2010, which at September 30, 2012, was $1,989,487 thousand.  As of September 30, 2012, Holdings was in compliance with all Holdings Credit Facility covenants.

The following table summarizes outstanding letters of credit and/or borrowings for the periods indicated:

(Dollars in thousands)	At September 30, 2012				At December 31, 2011
Bank	Commitment	In Use	Date of Loan	Maturity/Expiry Date	Commitment	In Use	Date of Loan	Maturity/Expiry Date
Citibank Holdings Credit Facility	$150,000	$-			$150,000	$-
Total revolving credit borrowings		-				-
Total letters of credit		5,020		12/31/2012		5,020		12/31/2012

Total Citibank Holdings Credit Facility	$150,000	$5,020			$150,000	$5,020

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

The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in thousands)	At September 30, 2012			At December 31, 2011
Bank	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Citibank Bilateral Letter of Credit Agreement	$300,000	$3,352	11/24/2012	$300,000	$3,352	11/24/2012
		78,562	12/31/2012		80,770	12/31/2012
		1,122	8/15/2014		85	7/15/2013
		141	8/30/2014		889	2/15/2014
		20,899	12/31/2014		4,773	12/31/2014
		28,730	6/30/2016		25,510	6/30/2015
		9,084	9/30/2016		8,642	9/30/2015
		10,088	11/22/2016		10,088	11/22/2015
		101,269	12/31/2016		60,752	12/31/2015
Total Citibank Bilateral Agreement	$300,000	$253,247		$300,000	$194,861

11  TRUST AGREEMENTS

Certain subsidiaries of Group have established trust agreements, which effectively use the Company’s investments as collateral, as security for assumed losses payable to certain non-affiliated ceding companies.  At September 30, 2012, the total amount on deposit in trust accounts was $218,070 thousand.

12.  SENIOR NOTES

The table below displays Holdings’ outstanding senior notes.  Market value is based on quoted market prices, but due to limited trading activity, these senior notes are considered Level 2 in the fair value hierarchy.

				September 30, 2012		December 31, 2011
				Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Date Due	Principal Amounts	Sheet Amount	Market Value	Sheet Amount	Market Value
5.40% Senior notes	10/12/2004	10/15/2014	$250,000	$249,894	$261,745	$249,858	$251,370

Interest expense incurred in connection with these senior notes is as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2012	2011	2012	2011
Interest expense incurred	$3,387	$3,386	$10,161	$10,159

13.  LONG TERM SUBORDINATED NOTES

The table below displays Holdings’ outstanding fixed to floating rate long term subordinated notes.  Market value is based on quoted market prices, but due to limited trading activity, these subordinated notes are considered Level 2 in the fair value hierarchy.

			Maturity Date		September 30, 2012		December 31, 2011
		Original			Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Principal Amount	Scheduled	Final	Sheet Amount	Market Value	Sheet Amount	Market Value
6.6% Long term subordinated notes	04/26/2007	$400,000	05/15/2037	05/01/2067	$238,356	$244,522	$238,354	$210,195

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

14.  JUNIOR SUBORDINATED DEBT SECURITIES PAYABLE

The following table displays Holdings’ outstanding junior subordinated debt securities due to Everest Re Capital Trust II (“Capital Trust II”), a 100% owned finance subsidiary of Holdings.  Fair value is primarily based on the quoted market price of the related trust preferred securities, and as such, these securities are considered Level 2 under the fair value hierarchy.

				September 30, 2012		December 31, 2011
				Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Date Due	Amount Issued	Sheet Amount	Fair Value	Sheet Amount	Fair Value
6.20% Junior subordinated debt securities	03/29/2004	03/29/2034	$329,897	$329,897	$331,177	$329,897	$326,313

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

Interest expense incurred in connection with these junior subordinated debt securities is as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2012	2011	2012	2011
Interest expense incurred	$5,113	$5,113	$15,340	$15,340

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

The following tables present the underwriting results for the operating segments for the periods indicated:

	Three Months Ended		Nine Months Ended
U.S. Reinsurance	September 30,		September 30,
(Dollars in thousands)	2012	2011	2012	2011
Gross written premiums	$433,494	$360,833	$938,444	$947,155
Net written premiums	432,453	360,331	936,005	945,273

Premiums earned	$353,651	$326,824	$1,032,994	$953,459
Incurred losses and LAE	211,945	193,886	630,099	712,044
Commission and brokerage	77,090	71,131	278,572	231,486
Other underwriting expenses	12,767	10,843	33,541	30,621
Underwriting gain (loss)	$51,849	$50,964	$90,782	$(20,692)

	Three Months Ended		Nine Months Ended
International	September 30,		September 30,
(Dollars in thousands)	2012	2011	2012	2011
Gross written premiums	$244,288	$326,053	$865,823	$923,649
Net written premiums	244,254	321,601	865,779	912,145

Premiums earned	$268,875	$300,692	$899,399	$934,187
Incurred losses and LAE	114,807	169,475	423,228	995,821
Commission and brokerage	60,480	78,228	213,447	230,444
Other underwriting expenses	8,249	7,549	21,532	20,938
Underwriting gain (loss)	$85,339	$45,440	$241,192	$(313,016)

	Three Months Ended		Nine Months Ended
Bermuda	September 30,		September 30,
(Dollars in thousands)	2012	2011	2012	2011
Gross written premiums	$191,684	$205,326	$553,687	$560,213
Net written premiums	191,691	205,463	553,024	560,413

Premiums earned	$168,409	$200,602	$502,153	$566,092
Incurred losses and LAE	95,849	161,748	302,742	491,466
Commission and brokerage	44,470	40,028	133,080	133,845
Other underwriting expenses	8,161	6,729	22,536	20,142
Underwriting gain (loss)	$19,929	$(7,903)	$43,795	$(79,361)

	Three Months Ended		Nine Months Ended
Insurance	September 30,		September 30,
(Dollars in thousands)	2012	2011	2012	2011
Gross written premiums	$334,531	$236,294	$801,527	$750,283
Net written premiums	232,054	203,395	617,187	647,964

Premiums earned	$218,519	$216,220	$610,686	$641,881
Incurred losses and LAE	181,053	195,602	457,921	506,945
Commission and brokerage	39,042	38,582	99,275	106,025
Other underwriting expenses	26,585	24,316	76,323	68,589
Underwriting gain (loss)	$(28,161)	$(42,280)	$(22,833)	$(39,678)

The following table reconciles the underwriting results for the operating segments to income before taxes as reported in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2012	2011	2012	2011
Underwriting gain (loss)	$128,956	$46,221	$352,936	$(452,747)
Net investment income	152,024	156,465	453,791	493,788
Net realized capital gains (losses)	62,743	(137,671)	144,882	(130,360)
Net derivative gain (loss)	703	(23,427)	(9,420)	(19,273)
Corporate expenses	(5,947)	(4,204)	(16,683)	(11,922)
Interest, fee and bond issue cost amortization expense	(13,331)	(13,085)	(39,753)	(39,199)
Other income (expense)	(5,943)	(14,911)	15,675	(31,744)
Income (loss) before taxes	$319,205	$9,388	$901,428	$(191,457)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2012	2011	2012	2011
United Kingdom	$136,633	$137,089	$355,785	$346,916

No other country represented more than 5% of the Company’s revenues.

16.  SHARE-BASED COMPENSATION PLANS

For the three months ended September 30, 2012, share-based compensation awards granted were 14,540 restricted shares, granted on September 19, 2012, with a fair value of $110.13 per share and 454 options, granted on September 19, 2012, with a grant exercise price of $110.13 per share and a per option fair value of $22.55.  The following assumptions were used in calculating the fair value of the options granted:

Weighted-average volatility	25.82%
Weighted-average dividend yield	2.00%
Weighted-average expected term	6.34 years
Weighted-average risk-free rate	1.03%

17.  RETIREMENT BENEFITS

The Company maintains both qualified and non-qualified defined benefit pension plans and a retiree health plan for its U.S. employees employed prior to April 1, 2010.

Net periodic benefit cost for U.S. employees included the following components for the periods indicated:

Pension Benefits	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2012	2011	2012	2011
Service cost	$2,342	$2,047	$7,026	$6,142
Interest cost	1,993	1,921	5,951	5,764
Expected return on plan assets	(1,936)	(2,265)	(6,154)	(6,795)
Amortization of prior service cost	11	13	37	38
Amortization of net (income) loss	1,725	1,094	4,578	3,284
ASC 715 settlement charge	-	230	-	691
Net periodic benefit cost	$4,135	$3,040	$11,438	$9,124

Other Benefits	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2012	2011	2012	2011
Service cost	$419	$291	$1,159	$871
Interest cost	258	234	774	703
Amortization of net (income) loss	108	40	256	122
Net periodic benefit cost	$785	$565	$2,189	$1,696
The Company did not make any contributions to the qualified pension benefit plan for the three and nine months ended September 30, 2012 and 2011.

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

During the third quarter of 2012, the Internal Revenue Service completed its audit of the Company for the 2007 and 2008 tax years.  At the conclusion of the audit, the Company paid additional federal income taxes of $12,747 thousand plus interest of $1,702 thousand.  The additional tax liability resulted primarily from adjustments to the timing of the Company’s utilization of foreign tax credits and therefore, including interest but net of other permanent benefit adjustments, resulted in only $752 thousand of additional income tax expense.  Conversely, also as a result of closing the IRS audit, the Company was able to take down its reserve for uncertain tax positions by $9,657 thousand and related interest by $1,567 thousand, resulting in an income tax benefit of $11,223 thousand.

During the first and second quarters of 2012, the Company had identified understatements in its Deferred tax asset account of $21,674 thousand.  The understatements resulted from differences between filed and recorded amounts that had accumulated over several prior periods. The Company corrected these understatements in its first and second quarter financial statements, resulting in an additional $21,674 thousand income tax benefit included in the income tax expense (benefit) caption in the Consolidated Statements of Operations and Comprehensive Income (Loss) and increased net income for the same amount.  The Company also increased its Deferred tax asset in its Consolidated Balance Sheets by $21,674 thousand.  The Company believes that the out of period adjustments are immaterial to its 2012 quarterly financial statements and to all prior periods.  As such, the Company has not restated any prior period amounts.

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

21.  SUBSEQUENT EVENTS

In October 2012, Hurricane Sandy severely impacted the Northeastern United States.  Due to the recentness of this event, the Company is unable to estimate the amount of losses at this time.  However, the Company anticipates that this event will adversely impact fourth quarter 2012 and full year 2012 financial statements.

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

However, during 2011, the industry experienced significant losses from Australian floods, the New Zealand earthquake, the earthquake and tsunami in Japan, storms in the U.S., and the Thailand floods.  It is too early to determine the longer term impact on market conditions as a result of these events.  While there have been meaningful rate increases for catastrophe coverages in some global catastrophe prone regions, particularly areas impacted by these losses, whether the magnitude of these losses is sufficient to increase rates and improve market conditions for other lines of business remains to be seen.

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

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	September 30,		Increase/	September 30,		Increase/
(Dollars in millions)	2012	2011	(Decrease)	2012	2011	(Decrease)
Gross written premiums	$1,204.0	$1,128.5	6.7%	$3,159.5	$3,181.3	-0.7%
Net written premiums	1,100.5	1,090.8	0.9%	2,972.0	3,065.8	-3.1%

REVENUES:
Premiums earned	$1,009.5	$1,044.3	-3.3%	$3,045.2	$3,095.6	-1.6%
Net investment income	152.0	156.5	-2.8%	453.8	493.8	-8.1%
Net realized capital gains (losses)	62.7	(137.7)	-145.6%	144.9	(130.4)	-211.1%
Net derivative gain (loss)	0.7	(23.4)	-103.0%	(9.4)	(19.3)	-51.1%
Other income (expense)	(5.9)	(14.9)	-60.2%	15.7	(31.7)	-149.4%
Total revenues	1,219.0	1,024.8	18.9%	3,650.2	3,408.0	7.1%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	603.7	720.7	-16.2%	1,814.0	2,706.3	-33.0%
Commission, brokerage, taxes and fees	221.1	228.0	-3.0%	724.4	701.8	3.2%
Other underwriting expenses	55.8	49.4	12.8%	153.9	140.3	9.7%
Corporate expenses	5.9	4.2	41.4%	16.7	11.9	39.9%
Interest, fees and bond issue cost amortization expense	13.3	13.1	1.9%	39.8	39.2	1.4%
Total claims and expenses	899.8	1,015.4	-11.4%	2,748.7	3,599.5	-23.6%

INCOME (LOSS) BEFORE TAXES	319.2	9.4	NM	901.4	(191.5)	NM
Income tax expense (benefit)	68.3	(53.7)	-227.2%	131.3	(69.9)	NM
NET INCOME (LOSS)	$250.9	$63.1	NM	$770.2	$(121.5)	NM

			Point			Point
RATIOS:			Change			Change
Loss ratio	59.8%	69.0%	(9.2)	59.6%	87.4%	(27.8)
Commission and brokerage ratio	21.9%	21.8%	0.1	23.8%	22.7%	1.1
Other underwriting expense ratio	5.5%	4.8%	0.7	5.0%	4.5%	0.5
Combined ratio	87.2%	95.6%	(8.4)	88.4%	114.6%	(26.2)

				At	At	Percentage
				September 30,	December 31,	Increase/
(Dollars in millions, except per share amounts)				2012	2011	(Decrease)
Balance sheet data:
Total investments and cash				$16,534.0	$15,797.4	4.7%
Total assets				19,667.5	18,893.6	4.1%
Loss and loss adjustment expense reserves				9,847.2	10,123.2	-2.7%
Total debt				818.1	818.1	0.0%
Total liabilities				12,882.1	12,822.2	0.5%
Shareholders' equity				6,785.4	6,071.4	11.8%
Book value per share				131.22	112.99	16.1%

(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)

Revenues.
Premiums.  Gross written premiums increased by 6.7% to $1,204.0 million for the three months ended September 30, 2012, compared to $1,128.5 million for the three months ended September 30, 2011 reflecting a $98.2 million increase in our insurance business, partially offset by a $22.7 million decrease in our reinsurance business.  Gross written premiums decreased by 0.7% to $3,159.5 million for the nine months ended September 30, 2012, compared to $3,181.3 million for the nine months ended September 30, 2011 reflecting a $73.1 million decrease in our reinsurance business, partially offset by a $51.2 million increase in our insurance business.  The decrease in reinsurance premiums was primarily due to the non-renewal of a large Florida quota share reinsurance contract, partially offset by increases in new business and rate increases on renewals, particularly for catastrophe exposed contracts.  The increase in insurance premiums was primarily due to the growth in crop and primary medical stop loss insurance, partially offset by the termination and runoff of several large casualty programs.

Net written premiums increased by 0.9% to $1,100.5 million for the three months ended September 30, 2012 compared to $1,090.8 million for the three months ended September 30, 2011 and decreased by 3.1% to $2,972.0 million for the nine months ended September 30, 2012 compared to $3,065.8 million for the nine months ended September 30, 2011.  The variance between the changes in gross and net written premiums was primarily attributable to the growth in the crop business, for which the Company uses a higher level of reinsurance.  Premiums earned decreased by 3.3% to $1,009.5 million for the three months ended September 30, 2012 compared to $1,044.3 million for the three months ended September 30, 2011 and decreased by 1.6% to $3,045.2 million for the nine months ended September 30, 2012 compared to $3,095.6 million for the nine months ended September 30, 2011.  The fluctuations in premiums earned in comparison to net written premiums were primarily attributable to changes in the mix of business, particularly crop insurance which has a different premiums earning pattern.

Net Investment Income.  Net investment income decreased by 2.8% to $152.0 million for the three months ended September 30, 2012 compared with net investment income of $156.5 million for the three months ended September 30, 2011, primarily due to the impact from lower reinvestment rates on fixed maturity securities over the past several years.  Net investment income decreased by 8.1% to $453.8 million for the nine months ended September 30, 2012 compared with net investment income of $493.8 million for the nine months ended September 30, 2011, primarily as a result of an $18.8 million decrease in investment income from our limited partnership investments and the impact from lower reinvestment rates.  Net pre-tax investment income, as a percentage of average invested assets, was 4.0% for the three months ended September 30, 2012 compared to 4.1% for the three months ended September 30, 2011 and 3.9% for the nine months ended September 30, 2012 compared to 4.4% for the nine months ended September 30, 2011.  The declines in these yields were primarily the result of fluctuations in our limited partnership income and lower reinvestment rates for the fixed income portfolio.

Net Realized Capital Gains (Losses).  Net realized capital gains were $62.7 million and net realized capital losses were $137.7 million for the three months ended September 30, 2012 and 2011, respectively.  The $62.7 million was comprised of $60.8 million of gains from fair value re-measurements and $5.5 million of net realized capital gains from sales on our fixed maturity and equity securities, which were partially offset by $3.5 million of other-than-temporary impairments.  The net realized capital losses of $137.7 million for the three months ended September 30, 2011 were the result of $160.7 million of losses from fair value re-measurements and $1.1 million of other-than-temporary impairments, partially offset by $24.0 million from net realized capital gains from sales on our fixed maturity and equity securities.

Net realized capital gains were $144.9 million and net realized capital losses were $130.4 million for the nine months ended September 30, 2012 and 2011, respectively.  The $144.9 million was comprised of $111.2 million of gains from fair value re-measurements and $43.6 million of net realized capital gains from sales on our fixed maturity and equity securities, which were partially offset by $9.9 million of other-than-temporary impairments.  The net realized capital losses of $130.4 million for the nine months ended September 30, 2011 were the result of $123.8 million of losses from fair value re-measurements and $15.8 million of other-than-temporary impairments, partially offset by $9.2 million of net realized capital gains from sales on our fixed maturity and equity securities.

Net Derivative Gain (Loss).  In 2005 and prior, we sold seven equity index put option contracts, which remain outstanding.  These contracts meet the definition of a derivative in accordance with FASB guidance and as such, are fair valued each quarter with the change recorded as net derivative gain or loss in the consolidated statements of operations and comprehensive income (loss).  As a result of these adjustments in value, we recognized net derivative gains of $0.7 million and net derivative losses of $23.4 million for the three months ended September 30, 2012 and 2011, respectively, and net derivative losses of $9.4 million and $19.3 million for the nine months ended September 30, 2012 and 2011, respectively.  The change in the fair value of these equity index put option contracts is indicative of the change in the equity markets and interest rates over the same periods.

Other Income (Expense).  We recorded other expense of $5.9 million and other income of $15.7 million for the three and nine months ended September 30, 2012, respectively, and other expense of $14.9 million and $31.7 million for the three and nine months ended September 30, 2011, respectively.  The changes were primarily the result of fluctuations in foreign currency exchange rates for the corresponding periods.

Claims and Expenses.
Incurred Losses and Loss Adjustment Expenses.  The following table presents our incurred losses and loss adjustment expenses (“LAE”) for the periods indicated.

	Three Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2012
Attritional (a)	$579.2	57.4%		$(0.6)	-0.1%		$578.7	57.3%
Catastrophes	25.0	2.5%		-	0.0%		25.0	2.5%
A&E	-	0.0%		-	0.0%		-	0.0%
Total	$604.2	59.9%		$(0.6)	-0.1%		$603.7	59.8%

2011
Attritional (a)	$584.1	55.9%		$4.3	0.4%		$588.4	56.3%
Catastrophes	132.3	12.7%		-	0.0%		132.3	12.7%
A&E	-	0.0%		-	0.0%		-	0.0%
Total	$716.4	68.6%		$4.3	0.4%		$720.7	69.0%

Variance 2012/2011
Attritional (a)	$(4.9)	1.5	pts	$(4.9)	(0.5)	pts	$(9.7)	1.0	pts
Catastrophes	(107.3)	(10.2)	pts	-	-	pts	(107.3)	(10.2)	pts
A&E	-	-	pts	-	-	pts	-	-	pts
Total	$(112.2)	(8.7)	pts	$(4.9)	(0.5)	pts	$(117.1)	(9.2)	pts

	Nine Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2012
Attritional (a)	$1,729.8	56.8%		$(1.0)	0.0%		$1,728.9	56.8%
Catastrophes	85.0	2.8%		-	0.0%		85.0	2.8%
A&E	-	0.0%		0.1	0.0%		0.1	0.0%
Total	$1,814.8	59.6%		$(0.8)	0.0%		$1,814.0	59.6%

2011
Attritional (a)	$1,784.6	57.6%		$0.6	0.0%		$1,785.2	57.6%
Catastrophes	920.3	29.7%		-	0.0%		920.3	29.7%
A&E	-	0.0%		0.8	0.0%		0.8	0.0%
Total	$2,705.0	87.4%		$1.3	0.0%		$2,706.3	87.4%

Variance 2012/2011
Attritional (a)	$(54.8)	(0.8)	pts	$(1.6)	-	pts	$(56.3)	(0.8)	pts
Catastrophes	(835.3)	(26.9)	pts	-	-	pts	(835.3)	(26.9)	pts
A&E	-	-	pts	(0.7)	-	pts	(0.7)	-	pts
Total	$(890.2)	(27.8)	pts	$(2.1)	-	pts	$(892.3)	(27.8)	pts

(a) Attritional losses exclude catastrophe and Asbestos and Environmental ("A&E") losses.
(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased by 16.2% to $603.7 million for the three months ended September 30, 2012 compared to $720.7 million for the three months ended September 30, 2011, representing 9.2 loss ratio points.  Current year catastrophe losses were lower by $107.3 million, or 10.2 points, period over period.  The $25.0 million of current year catastrophe losses for 2012 relate to Hurricane Isaac.  The $132.3 million of current year catastrophe losses for 2011 relates primarily to increased loss estimates for the first quarter 2011 Japanese earthquake and tsunami ($65.0 million), Hurricane Irene ($35.0 million) and the 2011 New Zealand earthquake ($27.0 million).   Current year attritional losses decreased $4.9 million reflecting the decline in premiums earned but loss ratio increased 1.5 points, primarily due to losses on the crop book of business.

Incurred losses and LAE decreased by 33.0% to $1,814.0 million for the nine months ended September 30, 2012 compared to $2,706.3 million for the nine months ended September 30, 2011, representing 27.8 loss ratio points. Current year catastrophe losses were lower by $835.3 million, or 26.9 points, period over period.  The $85.0 million of current year catastrophe losses for 2012 related to U.S. storms ($60.0 million) and Hurricane Isaac ($25.0 million).  The $920.3 million of current year catastrophe losses for 2011 related primarily to the Japanese earthquake and tsunami ($479.7 million), the 2011 New Zealand earthquake ($269.0 million), the Australian floods ($54.9 million), U.S. storms ($52.1 million), Hurricane Irene ($35.0 million) and the Canadian Slave Lake fire ($13.0 million).  Current year attritional losses decreased $54.8 million, representing 0.8 loss ratio points, due to significant rate increases in catastrophe exposed areas and a shift in mix of business towards property catastrophe and excess of loss business, which generally has lower attritional losses, partially offset by losses from crop insurance.

Commission, Brokerage, Taxes and Fees.  Commission, brokerage, taxes and fees decreased by 3.0% to $221.1 million for the three months ended September 30, 2012 compared to $228.0 million for the three months ended September 30, 2011, and increased by 3.2% to $724.4 million for the nine months ended September 30, 2012 compared to $701.8 million for the nine months ended September 30, 2011.  The three month decrease is primarily due to an increase in excess of loss business which carries a lower commission than pro rata business.  The nine month increase is due primarily to the one-time effect of the non-renewal of a Florida quota share contract and the adoption of new accounting standards concerning the accounting for acquisition costs, which is increasing expenses in 2012.

Other Underwriting Expenses.  Other underwriting expenses increased to $55.8 million from $49.4 million for the three months ended September 30, 2012 and 2011, respectively.  Other underwriting expenses increased to $153.9 million from $140.3 million for the nine months ended September 30, 2012 and 2011, respectively.  The increases in other underwriting expenses were mainly due to higher share-based compensation and employee benefit plan expenses.

Corporate Expenses.  Corporate expenses, which are general operating expenses that are not allocated to segments, were $5.9 million and $4.2 million for the three months ended September 30, 2012 and 2011, respectively, and $16.7 million and $11.9 million for the nine months ended September 30, 2012 and 2011, respectively.  The increases in corporate expenses were mainly due to higher share-based compensation expense.

Interest, Fees and Bond Issue Cost Amortization Expense.  Interest, fees and other bond amortization expense was $13.3 million and $13.1 million for the three months ended September 30, 2012 and 2011, respectively, and $39.8 million and $39.2 million for the nine months ended September 30, 2012 and 2011, respectively.

Income Tax Expense (Benefit).  We had an income tax expense of $68.3 million and $131.3 million for the three and nine months ended September 30, 2012, respectively, and an income tax benefit of $53.7 million and $69.9 million for the three and nine months ended September 30, 2011, respectively.  Our income tax is primarily a function of the statutory tax rates and corresponding pre-tax income in the jurisdictions where we operate, coupled with the impact from tax-preferenced investment income.  Variations in our effective tax rate generally result from changes in the relative levels of pre-tax income among jurisdictions with different tax rates.  The increases in tax expense were mainly due to the improvement in taxable income resulting from lower catastrophe losses in 2012.  The nine month income tax expense also reflects tax benefits of $21.7 million realized due to corrections of understatements in the deferred tax asset account and $11.2 million of tax benefits from a reduction in our reserve for uncertain tax positions due to the closing of an IRS audit.

Net Income (Loss).
Our net income was $250.9 million and $63.1 million for the three months ended September 30, 2012 and 2011, respectively.  Our net income was $770.2 million and our net loss was $121.5 million for the nine months ended September 30, 2012 and 2011, respectively.  The increases were primarily driven by the decline in catastrophe losses in 2012.

Ratios.
Our combined ratio decreased by 8.4 points to 87.2% for the three months ended September 30, 2012 compared to 95.6% for the same period in 2011 and decreased by 26.2 points to 88.4% for the nine months ended September 30, 2012 compared to 114.6% for the same period in 2011.  The loss ratio component decreased 9.2 points and 27.8 points for the three and nine months ended September 30, 2012, respectively, over the same periods last year.  The other underwriting expense ratio component and the commission and brokerage ratio component both increased over the same periods last year due to the explanations provided above.

Shareholders’ Equity.
Shareholders’ equity increased by $714.0 million to $6,785.4 million at September 30, 2012 from $6,071.4 million at December 31, 2011, principally as a result of $770.2 million of net income, $196.5 million of unrealized appreciation on investments, net of tax, share-based compensation transactions of $42.7 million, $27.1 million of net foreign currency translation adjustments and $3.2 million of net benefit plan obligation adjustments, partially offset by repurchases of 2.6 million common shares for $250.0 million and $75.7 million of shareholder dividends.

Consolidated Investment Results

Net Investment Income.
Net investment income decreased by 2.8% to $152.0 million for the three months ended September 30, 2012 compared to $156.5 million for the three months ended September 30, 2011, and decreased by 8.1% to $453.8 million for the nine months ended September 30, 2012 compared to $493.8 million for the nine months ended September 30, 2011, primarily due to changes in income from our limited partnership investments and declines in income from our fixed maturities, reflective of declining reinvestment rates.

The following table shows the components of net investment income for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2012	2011	2012	2011
Fixed maturities	$122.9	$131.7	$367.8	$397.2
Equity securities	13.4	15.8	46.9	40.8
Short-term investments and cash	0.4	0.4	0.9	1.0
Other invested assets
Limited partnerships	18.6	15.7	47.9	66.7
Other	1.5	(1.5)	2.5	3.2
Total gross investment income	156.6	162.0	465.9	509.0
Interest debited (credited) and other expense	(4.6)	(5.6)	(12.1)	(15.2)
Total net investment income	$152.0	$156.5	$453.8	$493.8

(Some amounts may not reconcile due to rounding.)

The following tables show a comparison of various investment yields for the periods indicated.

	At	At
	September 30,	December 31,
	2012	2011
Imbedded pre-tax yield of cash and invested assets	3.6%	3.9%
Imbedded after-tax yield of cash and invested assets	3.1%	3.4%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Annualized pre-tax yield on average cash and invested assets	4.0%	4.1%	3.9%	4.4%
Annualized after-tax yield on average cash and invested assets	3.4%	3.6%	3.4%	3.8%

Net Realized Capital Gains (Losses).
The following table presents the composition of our net realized capital gains (losses) for the periods indicated.

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2012	2011	Variance	2012	2011	Variance
Gains (losses) from sales:
Fixed maturity securities, market value:
Gains	$6.9	$36.7	$(29.8)	$21.9	$60.4	$(38.5)
Losses	(3.5)	(13.2)	9.7	(12.4)	(52.5)	40.1
Total	3.4	23.4	(20.0)	9.5	7.8	1.7

Fixed maturity securities, fair value:
Gains	0.6	0.2	0.4	6.1	1.0	5.1
Losses	(0.2)	(0.3)	0.1	(0.6)	(2.0)	1.4
Total	0.5	(0.1)	0.5	5.5	(1.0)	6.5

Equity securities, market value:
Gains	-	-	-	7.2	0.2	7.0
Losses	(1.5)	-	(1.5)	(1.8)	(0.2)	(1.6)
Total	(1.4)	-	(1.5)	5.4	-	5.4

Equity securities, fair value:
Gains	5.3	6.0	(0.7)	33.3	9.0	24.3
Losses	(2.2)	(5.4)	3.2	(10.1)	(6.7)	(3.4)
Total	3.1	0.6	2.5	23.2	2.3	20.9

Total net realized capital gains (losses) from sales:
Gains	12.8	42.9	(30.1)	68.5	70.6	(2.1)
Losses	(7.3)	(18.9)	11.6	(24.9)	(61.4)	36.5
Total	5.5	24.0	(18.5)	43.6	9.2	34.4

Other-than-temporary impairments:	(3.5)	(1.1)	(2.5)	(9.9)	(15.8)	5.9

Gains (losses) from fair value adjustments:
Fixed maturities, fair value	0.3	(5.0)	5.3	1.6	(8.5)	10.1
Equity securities, fair value	60.5	(155.7)	216.2	109.6	(115.2)	224.8
Total	60.8	(160.7)	221.5	111.2	(123.8)	235.0

Total net realized capital gains (losses)	$62.7	$(137.7)	$200.4	$144.9	$(130.4)	$275.3

(Some amounts may not reconcile due to rounding.)

Net realized capital gains were $62.7 million and net realized capital losses were $137.7 million for the three months ended September 30, 2012 and 2011, respectively.  For the three months ended September 30, 2012, we recorded $60.8 million of net realized capital gains due to fair value re-measurements on fixed maturity and equity securities and $5.5 million of net realized capital gains from sales of fixed maturity and equity securities, partially offset by $3.5 million of other-than-temporary impairments.  For the three months ended September 30, 2011, we recorded $160.7 million of net realized capital losses due to fair value re-measurements on fixed maturity and equity securities and $1.1 million of other-than-temporary impairments, partially offset by $24.0 million of net realized capital gains from sales of fixed maturity and equity securities.  The gains and losses on the sales of fixed maturity securities in 2011 included the impact of selling part of our municipal bond portfolio as credit concerns arose in this market sector.

Net realized capital gains were $144.9 million and net realized capital losses were $130.4 million for the nine months ended September 30, 2012 and 2011, respectively.  For the nine months ended September 30, 2012, we recorded $111.2 million of net realized capital gains due to fair value re-measurements on fixed maturity and equity securities and $43.6 million of net realized capital gains from sales of fixed maturity and equity securities, partially offset by $9.9 million of other-than-temporary impairments.  For the nine months ended September 30, 2011, we recorded $123.8 million of losses due to fair value re-measurements on fixed maturity and equity securities and $15.8 million of other-than-temporary impairments, partially offset by $9.2 million of net realized capital gains from sales of fixed maturity and equity securities.  The gains and losses on the sales of fixed maturity securities in 2011 included the impact of selling part of our municipal bond portfolio as credit concerns arose in this market sector.

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

The following discusses the underwriting results for each of our segments for the periods indicated.

U.S. Reinsurance.
The following table presents the underwriting results and ratios for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2012	2011	Variance	% Change	2012	2011	Variance	% Change
Gross written premiums	$433.5	$360.8	$72.7	20.1%	$938.4	$947.2	$(8.7)	-0.9%
Net written premiums	432.5	360.3	72.1	20.0%	936.0	945.3	(9.3)	-1.0%

Premiums earned	$353.7	$326.8	$26.8	8.2%	$1,033.0	$953.5	$79.5	8.3%
Incurred losses and LAE	211.9	193.9	18.1	9.3%	630.1	712.0	(81.9)	-11.5%
Commission and brokerage	77.1	71.1	6.0	8.4%	278.6	231.5	47.1	20.3%
Other underwriting expenses	12.8	10.8	1.9	17.7%	33.5	30.6	2.9	9.5%
Underwriting gain (loss)	$51.8	$51.0	$0.9	1.7%	$90.8	$(20.7)	$111.5	NM

				Point Chg				Point Chg
Loss ratio	59.9%	59.3%		0.6	61.0%	74.7%		(13.7)
Commission and brokerage ratio	21.8%	21.8%		-	27.0%	24.3%		2.7
Other underwriting expense ratio	3.6%	3.3%		0.3	3.2%	3.2%		-
Combined ratio	85.3%	84.4%		0.9	91.2%	102.2%		(11.0)

(NM, not meaningful.)
(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums increased by 20.1% to $433.5 million for the three months ended September 30, 2012 from $360.8 million for the three months ended September 30, 2011, primarily due to increased new business and higher premium rates on renewals, particularly for contracts with catastrophe exposed risks.  Net written premiums increased 20.0% to $432.5 million for the three months ended September 30, 2012 compared to $360.3 million for the three months ended September 30, 2011, which is in line with the increase in gross written premiums for the quarter.  Premiums earned increased 8.2% to $353.7 million for the three months ended September 30, 2012 compared to $326.8 million for the three months ended September 30, 2011.  The variance difference between premiums earned and net written premiums is primarily due to the non-renewal of the large Florida quota share reinsurance contract and other changes in the mix of business.

Gross written premiums decreased by 0.9% to $938.4 million for the nine months ended September 30, 2012 from $947.2 million for the nine months ended September 30, 2011, primarily due to the non-renewal of a large Florida quota share reinsurance contract, partially offset by increased new business and higher premium rates on renewals, particularly for contracts with catastrophe exposed risks.  Net written premiums decreased 1.0% to $936.0 million for the nine months ended September 30, 2012 compared to $945.3 million for the nine months ended September 30, 2011, which is in line with the decrease in gross written premiums.  Premiums earned increased 8.3% to $1,033.0 million for the nine months ended September 30, 2012 compared to $953.5 million for the nine months ended September 30, 2011.  The variance difference between premiums earned and net written premiums is primarily attributable to the non-renewal of the large Florida quota share reinsurance contract, increases in new business, rate increases on renewals, particularly for catastrophe exposed contracts and changes in the mix of business.

Incurred Losses and LAE. The following tables present the incurred losses and LAE for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2012
Attritional	$182.5	51.6%		$(2.4)	-0.7%		$180.1	50.9%
Catastrophes	24.9	7.1%		6.9	1.9%		31.8	9.0%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$207.4	58.7%		$4.5	1.2%		$211.9	59.9%

2011
Attritional	$163.8	50.0%		$(2.5)	-0.7%		$161.3	49.3%
Catastrophes	30.8	9.4%		1.8	0.6%		32.6	10.0%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$194.6	59.4%		$(0.7)	-0.1%		$193.9	59.3%

Variance 2012/2011
Attritional	$18.7	1.6	pts	$0.1	-	pts	$18.8	1.6	pts
Catastrophes	(5.9)	(2.3)	pts	5.1	1.3	pts	(0.8)	(1.0)	pts
A&E	-	-	pts	-	-	pts	-	-	pts
Total segment	$12.8	(0.7)	pts	$5.2	1.3	pts	$18.1	0.6	pts

	Nine Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2012
Attritional	$543.0	52.6%		$3.9	0.4%		$547.0	53.0%
Catastrophes	84.9	8.2%		(1.9)	-0.2%		83.0	8.0%
A&E	-	0.0%		0.1	0.0%		0.1	0.0%
Total segment	$628.0	60.8%		$2.1	0.2%		$630.1	61.0%

2011
Attritional	$502.6	52.7%		$(1.4)	-0.1%		$501.2	52.6%
Catastrophes	199.1	20.9%		11.7	1.2%		210.8	22.1%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$701.7	73.6%		$10.3	1.1%		$712.0	74.7%

Variance 2012/2011
Attritional	$40.4	(0.1)	pts	$5.3	0.5	pts	$45.8	0.4	pts
Catastrophes	(114.2)	(12.7)	pts	(13.6)	(1.4)	pts	(127.8)	(14.1)	pts
A&E	-	-	pts	0.1	-	pts	0.1	-	pts
Total segment	$(73.7)	(12.8)	pts	$(8.2)	(0.9)	pts	$(81.9)	(13.7)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses increased by 9.3% to $211.9 million for the three months ended September 30, 2012 compared to $193.9 million for the three months ended September 30, 2011, primarily as a result of the $18.7 million (1.6 points) increase in current year attritional losses as a result of increased premiums earned and increased losses from assumed crop business.  The $24.9 million of current year catastrophe losses for 2012 was due to Hurricane Isaac.  The $30.8 million of current year catastrophe losses for 2011 related primarily to Hurricane Irene ($26.5 million).

Incurred losses decreased by 11.5% to $630.1 million for the nine months ended September 30, 2012 compared to $712.0 million for the nine months ended September 30, 2011, primarily as a result of the $127.8 million (14.1 points) decrease in catastrophe losses.  The $84.9 million of current year catastrophe losses for 2012 related primarily to U.S. storm losses ($60.0 million) and Hurricane Isaac ($24.9 million).  The $199.1 million of current year catastrophe losses for 2011 related primarily to the Japanese earthquake and tsunami ($69.5 million), U.S. tornadoes ($50.1 million), the 2011 New Zealand earthquake ($45.0 million) and Hurricane Irene ($26.5 million).  The current year attritional losses increased $40.4 million, primarily due to the increase in earned premiums.

Segment Expenses.  Commission and brokerage expenses increased by 8.4% to $77.1 million for the three months ended September 30, 2012 compared to $71.1 million for the three months ended September 30, 2011.  Commission and brokerage expenses increased by 20.3% to $278.6 million for the nine months ended September 30, 2012 compared to $231.5 million for the nine months ended September 30, 2011.  These variances were primarily due to the increase in premiums earned and the effect on commissions resulting from the non-renewal of a Florida quota share contract.

Segment other underwriting expenses for the three months ended September 30, 2012 increased to $12.8 million from $10.8 million for the three months ended September 30, 2011.  Segment other underwriting expenses for the nine months ended September 30, 2012 increased to $33.5 million from $30.6 million for the nine months ended September 30, 2011.  These increases were primarily due to higher share-based compensation and employee benefit plan expenses.

International.
The following table presents the underwriting results and ratios for the International segment for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2012	2011	Variance	% Change	2012	2011	Variance	% Change
Gross written premiums	$244.3	$326.1	$(81.8)	-25.1%	$865.8	$923.6	$(57.8)	-6.3%
Net written premiums	244.3	321.6	(77.3)	-24.1%	865.8	912.1	(46.4)	-5.1%

Premiums earned	$268.9	$300.7	$(31.8)	-10.6%	$899.4	$934.2	$(34.8)	-3.7%
Incurred losses and LAE	114.8	169.5	(54.7)	-32.3%	423.2	995.8	(572.6)	-57.5%
Commission and brokerage	60.5	78.2	(17.7)	-22.7%	213.4	230.4	(17.0)	-7.4%
Other underwriting expenses	8.2	7.5	0.7	9.3%	21.5	20.9	0.6	2.8%
Underwriting gain (loss)	$85.3	$45.4	$39.9	87.8%	$241.2	$(313.0)	$554.2	-177.1%

				Point Chg				Point Chg
Loss ratio	42.7%	56.4%		(13.7)	47.1%	106.6%		(59.5)
Commission and brokerage ratio	22.5%	26.0%		(3.5)	23.7%	24.7%		(1.0)
Other underwriting expense ratio	3.1%	2.5%		0.6	2.4%	2.2%		0.2
Combined ratio	68.3%	84.9%		(16.6)	73.2%	133.5%		(60.3)

(Some amounts may not reconcile due to rounding.)
Premiums. Gross written premiums decreased by 25.1% to $244.3 million for the three months ended September 30, 2012 compared to $326.1 million for the three months ended September 30, 2011, primarily due to a shift in the mix of business away from pro rata to excess of loss business, which generates a lower premium rate commensurate with lower loss exposure.  Net written premiums decreased by 24.1% to $244.3 million for the three months ended September 30, 2012 compared to $321.6 million for the three months ended September 30, 2011, principally as a result of the decrease in gross written premiums.  Premiums earned decreased 10.6% to $268.9 million for the three months ended September 30, 2012 compared to $300.7 million for the three months ended September 30, 2011.  The change in premiums earned relative to net written premiums is primarily the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period and changes in the mix of business.

Gross written premiums decreased by 6.3% to $865.8 million for the nine months ended September 30, 2012 compared to $923.6 million for the nine months ended September 30, 2011, primarily due to a shift in the mix of business towards excess of loss business.  Net written premiums decreased by 5.1% to $865.8 million for the nine months ended September 30, 2012 compared to $912.1 million for the nine months ended September 30, 2011, principally as a result of the decrease in gross written premiums.  Premiums earned decreased 3.7% to $899.4 million for the nine months ended September 30, 2012 compared to $934.2 million for the nine months ended September 30, 2011.  The change in premiums earned is comparable to the change in net written premiums.

Incurred Losses and LAE.  The following tables present the incurred losses and LAE for the International segment for the periods indicated.

	Three Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2012
Attritional	$125.9	46.9%		$(4.5)	-1.7%		$121.4	45.2%
Catastrophes	-	0.0%		(6.6)	-2.5%		(6.6)	-2.5%
Total segment	$125.9	46.9%		$(11.1)	-4.2%		$114.8	42.7%

2011
Attritional	$138.6	46.2%		$(20.0)	-6.7%		$118.6	39.5%
Catastrophes	51.3	17.1%		(0.5)	-0.2%		50.8	16.9%
Total segment	$189.9	63.3%		$(20.5)	-6.9%		$169.5	56.4%

Variance 2012/2011
Attritional	$(12.7)	0.7	pts	$15.5	5.0	pts	$2.8	5.7	pts
Catastrophes	(51.3)	(17.1)	pts	(6.1)	(2.3)	pts	(57.4)	(19.4)	pts
Total segment	$(64.0)	(16.4)	pts	$9.4	2.7	pts	$(54.7)	(13.7)	pts

	Nine Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2012
Attritional	$434.0	48.3%		$(7.8)	-0.9%		$426.2	47.4%
Catastrophes	-	0.0%		(3.0)	-0.3%		(3.0)	-0.3%
Total segment	$434.0	48.3%		$(10.8)	-1.2%		$423.2	47.1%

2011
Attritional	$472.7	50.6%		$(30.0)	-3.2%		$442.6	47.4%
Catastrophes	556.5	59.6%		(3.4)	-0.4%		553.2	59.2%
Total segment	$1,029.2	110.2%		$(33.4)	-3.6%		$995.8	106.6%

Variance 2012/2011
Attritional	$(38.7)	(2.3)	pts	$22.2	2.3	pts	$(16.4)	-	pts
Catastrophes	(556.5)	(59.6)	pts	0.4	0.1	pts	(556.2)	(59.5)	pts
Total segment	$(595.2)	(61.9)	pts	$22.6	2.4	pts	$(572.6)	(59.5)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased 32.3% to $114.8 million for the three months ended September 30, 2012 compared to $169.5 million for the three months ended September 30, 2011, representing 13.7 loss ratio points.  The decrease was principally due to a $51.3 million (17.1 points) decrease in current year catastrophe losses.  There were no current year catastrophe losses for 2012.  The $51.3 million of 2011 current year catastrophes related primarily to the Japanese earthquake and tsunami ($48.5 million).  The current year attritional losses decreased by $12.7 million, due primarily to the decline in premiums earned.

Incurred losses and LAE decreased 57.5% to $423.2 million for the nine months ended September 30, 2012 compared to $995.8 million for the nine months ended September 30, 2011, representing 59.5 loss ratio points.  The decrease was principally due to a $556.5 million (59.6 points) decrease in current year catastrophe losses.  There were no current year catastrophe losses for 2012.  The $556.5 million of 2011 current year catastrophes related primarily to the Japanese earthquake and tsunami ($322.2 million), the 2011 New Zealand earthquake ($158.2 million) and the 2011 Australian floods ($45.1 million).  Current years’ attritional losses decreased by $38.7 million (2.3 points) due to rate increases in the Asian markets, particularly for catastrophe-exposed risks and a shift in the mix of business towards property catastrophe and excess of loss business, which generally have lower loss ratios.

Segment Expenses. Commission and brokerage decreased 22.7% to $60.5 million for the three months ended September 30, 2012 compared to $78.2 million for the three months ended September 30, 2011. Commission and brokerage decreased by 7.4% to $213.4 million for the nine months ended September 30, 2012 compared to $230.4 million for the nine months ended September 30, 2011.  This is consistent with the reduction in earned premium and a shift in the mix of business towards property catastrophe and excess of loss business which have lower expenses.

Segment other underwriting expenses increased to $8.2 million for the three months ended September 30, 2012 compared to $7.5 million for the same period in 2011.  Segment other underwriting expenses increased to $21.5 million for the nine months ended September 30, 2012 compared to $20.9 million for the same period in 2011.  The increases relate to higher personnel benefit costs.

Bermuda.
The following table presents the underwriting results and ratios for the Bermuda segment for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2012	2011	Variance	% Change	2012	2011	Variance	% Change
Gross written premiums	$191.7	$205.3	$(13.6)	-6.6%	$553.7	$560.2	$(6.5)	-1.2%
Net written premiums	191.7	205.5	(13.8)	-6.7%	553.0	560.4	(7.4)	-1.3%

Premiums earned	$168.4	$200.6	$(32.2)	-16.0%	$502.2	$566.1	$(63.9)	-11.3%
Incurred losses and LAE	95.8	161.7	(65.9)	-40.7%	302.7	491.5	(188.7)	-38.4%
Commission and brokerage	44.5	40.0	4.4	11.1%	133.1	133.8	(0.8)	-0.6%
Other underwriting expenses	8.2	6.7	1.4	21.3%	22.5	20.1	2.4	11.9%
Underwriting gain (loss)	$19.9	$(7.9)	$27.8	NM	$43.8	$(79.4)	$123.2	-155.2%

				Point Chg				Point Chg
Loss ratio	56.9%	80.6%		(23.7)	60.3%	86.8%		(26.5)
Commission and brokerage ratio	26.4%	20.0%		6.4	26.5%	23.6%		2.9
Other underwriting expense ratio	4.9%	3.3%		1.6	4.5%	3.6%		0.9
Combined ratio	88.2%	103.9%		(15.7)	91.3%	114.0%		(22.7)

(NM, not meaningful.)
(Some amounts may not reconcile due to rounding.)

Premiums.  Gross written premiums decreased 6.6% to $191.7 million for the three months ended September 30, 2012 compared to $205.3 million for the three months ended September 30, 2011, primarily due to lower premiums resulting from strong competition in the European market partially offset by new business and increased premium on existing business written in our Bermuda office.  Net written premiums decreased 6.7% to $191.7 million for the three months ended September 30, 2012 compared to $205.5 million for the three months ended September 30, 2011, in line with the decrease in gross written premiums.  Premiums earned decreased 16.0% to $168.4 million for the three months ended September 30, 2012 compared to $200.6 million for the three months ended September 30, 2011.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums decreased 1.2% to $553.7 million for the nine months ended September 30, 2012 compared to $560.2 million for the nine months ended September 30, 2011, primarily due to lower premiums resulting from strong competition in the European market, partially offset by new business and increased premium on existing business written in our Bermuda office.  Net written premiums decreased 1.3% to $553.0 million for the nine months ended September 30, 2012 compared to $560.4 million for the nine months ended September 30, 2011, in line with the decrease in gross written premiums.  Premiums earned decreased 11.3% to $502.2 million for the nine months ended September 30, 2012 compared to $566.1 million for the nine months ended September 30, 2011.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following tables present the incurred losses and LAE for the Bermuda segment for the periods indicated.

	Three Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2012
Attritional	$95.9	57.0%		$0.2	0.1%		$96.1	57.1%
Catastrophes	-	0.0%		(0.3)	-0.2%		(0.3)	-0.2%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$95.9	57.0%		$(0.1)	-0.1%		$95.8	56.9%

2011
Attritional	$113.6	56.6%		$1.8	0.9%		$115.4	57.5%
Catastrophes	47.7	23.8%		(1.3)	-0.7%		46.4	23.1%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$161.3	80.4%		$0.5	0.2%		$161.7	80.6%

Variance 2012/2011
Attritional	$(17.7)	0.4	pts	$(1.6)	(0.8)	pts	$(19.3)	(0.4)	pts
Catastrophes	(47.7)	(23.8)	pts	1.0	0.5	pts	(46.7)	(23.3)	pts
A&E	-	-	pts	-	-	pts	-	-	pts
Total segment	$(65.4)	(23.4)	pts	$(0.6)	(0.3)	pts	$(65.9)	(23.7)	pts

	Nine Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2012
Attritional	$300.4	59.8%		$(2.6)	-0.5%		$297.8	59.3%
Catastrophes	-	0.0%		4.9	1.0%		4.9	1.0%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$300.4	59.8%		$2.3	0.5%		$302.7	60.3%

2011
Attritional	$330.2	58.4%		$7.0	1.2%		$337.2	59.6%
Catastrophes	162.2	28.6%		(8.7)	-1.5%		153.5	27.1%
A&E	-	0.0%		0.8	0.1%		0.8	0.1%
Total segment	$492.4	87.0%		$(0.9)	-0.2%		$491.5	86.8%

Variance 2012/2011
Attritional	$(29.8)	1.4	pts	$(9.6)	(1.7)	pts	$(39.4)	(0.3)	pts
Catastrophes	(162.2)	(28.6)	pts	13.6	2.5	pts	(148.6)	(26.1)	pts
A&E	-	-	pts	(0.8)	(0.1)	pts	(0.8)	(0.1)	pts
Total segment	$(192.0)	(27.2)	pts	$3.2	0.7	pts	$(188.7)	(26.5)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased 40.7% to $95.8 million for the three months ended September 30, 2012 compared to $161.7 million for the three months ended September 30, 2011.  The decrease was principally due to a $47.7 million (23.8 points) decrease in current year catastrophe losses.  There were no current year catastrophe losses in 2012.  The $47.7 million of 2011 current year catastrophe losses related primarily to the 2011 New Zealand earthquake ($27.0 million) and the Japanese earthquake and tsunami ($16.5 million).  The current year attritional losses also decreased by $17.7 million, which is consistent with the decline in premiums earned.

Incurred losses and LAE decreased 38.4% to $302.7 million for the nine months ended September 30, 2012 compared to $491.5 million for the nine months ended September 30, 2011.  The decrease was principally due to a $162.2 million (28.6 points) decrease in current year catastrophe losses.  There were no current year catastrophe losses in 2012.  The 2011 current year catastrophe losses related primarily to the Japanese earthquake and tsunami ($88.0 million) and the New Zealand earthquake ($65.8 million).  The current year attritional losses also decreased by $29.8 million, which is consistent with the decline in premiums earned.

Segment Expenses.  Commission and brokerage increased 11.1% to $44.5 million for the three months ended September 30, 2012 compared to $40.0 million for the three months ended September 30, 2011 due to contingent commissions incurred on a prior year London casualty contract.  Commission and brokerage decreased slightly by 0.6% to $133.1 million for the nine months ended September 30, 2012 compared to $133.8 million for the nine months ended September 30, 2011 reflecting the decline in premiums earned, partially offset by the incurred contingent commissions.

Segment other underwriting expenses increased to $8.2 million for the three months ended September 30, 2012 compared to $6.7 million for the same period in 2011.  Segment other underwriting expenses increased to $22.5 million for the nine months ended September 30, 2012 compared to $20.1 million for the same period in 2011.  The increases are primarily attributable to higher personnel benefit costs.

Insurance.
The following table presents the underwriting results and ratios for the Insurance segment for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2012	2011	Variance	% Change	2012	2011	Variance	% Change
Gross written premiums	$334.5	$236.3	$98.2	41.6%	$801.5	$750.3	$51.2	6.8%
Net written premiums	232.1	203.4	28.7	14.1%	617.2	648.0	(30.8)	-4.7%

Premiums earned	$218.5	$216.2	$2.3	1.1%	$610.7	$641.9	$(31.2)	-4.9%
Incurred losses and LAE	181.1	195.6	(14.5)	-7.4%	457.9	506.9	(49.0)	-9.7%
Commission and brokerage	39.0	38.6	0.5	1.2%	99.3	106.0	(6.8)	-6.4%
Other underwriting expenses	26.6	24.3	2.3	9.3%	76.3	68.6	7.7	11.3%
Underwriting gain (loss)	$(28.2)	$(42.3)	$14.1	-33.4%	$(22.8)	$(39.7)	$16.8	-42.5%

				Point Chg				Point Chg
Loss ratio	82.9%	90.5%		(7.6)	75.0%	79.0%		(4.0)
Commission and brokerage ratio	17.9%	17.8%		0.1	16.3%	16.5%		(0.2)
Other underwriting expense ratio	12.1%	11.3%		0.8	12.4%	10.7%		1.7
Combined ratio	112.9%	119.6%		(6.7)	103.7%	106.2%		(2.5)

(Some amounts may not reconcile due to rounding.)

Premiums.  Gross written premiums increased by 41.6% to $334.5 million for the three months ended September 30, 2012 compared to $236.3 million for the three months ended September 30, 2011. This increase was primarily driven by crop and primary medical stop loss business, partially offset by the termination and runoff of several large casualty programs.  Net written premiums increased 14.1% to $232.1 million for the three months ended September 30, 2012 compared to $203.4 million for the three months ended September 30, 2011.  This decrease is primarily due to a higher use of reinsurance on crop business than the runoff casualty programs.  Premiums earned increased slightly by 1.1% to $218.5 million for the three months ended September 30, 2012 compared to $216.2 million for the three months ended September 30, 2011.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums increased by 6.8% to $801.5 million for the nine months ended September 30, 2012 compared to $750.3 million for the nine months ended September 30, 2011. This increase was primarily driven by crop and primary medical stop loss business, partially offset by the termination and runoff of several large casualty programs.  Net written premiums decreased 4.7% to $617.2 million for the nine months ended September 30, 2012 compared to $648.0 million for the nine months ended September 30, 2011.  This decrease is primarily due to a higher use of reinsurance on crop business than the runoff casualty programs.  Premiums earned decreased 4.9% to $610.7 million for the nine months ended September 30, 2012 compared to $641.9 million for the nine months ended September 30, 2011.  The change in premiums earned is relatively consistent with the decrease in net written premiums.

Incurred Losses and LAE. The following tables present the incurred losses and LAE for the Insurance segment for the periods indicated.

	Three Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2012
Attritional	$175.0	80.1%		$6.1	2.8%		$181.1	82.9%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
Total segment	$175.0	80.1%		$6.1	2.8%		$181.1	82.9%

2011
Attritional	$168.1	77.7%		$25.0	11.6%		$193.1	89.3%
Catastrophes	2.5	1.2%		-	0.0%		2.5	1.2%
Total segment	$170.6	78.9%		$25.0	11.6%		$195.6	90.5%

Variance 2012/2011
Attritional	$6.9	2.4	pts	$(18.9)	(8.8)	pts	$(12.0)	(6.4)	pts
Catastrophes	(2.5)	(1.2)	pts	-	-	pts	(2.5)	(1.2)	pts
Total segment	$4.4	1.2	pts	$(18.9)	(8.8)	pts	$(14.5)	(7.6)	pts

	Nine Months Ended September 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2012
Attritional	$452.4	74.1%		$5.5	0.9%		$457.9	75.0%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
Total segment	$452.4	74.1%		$5.5	0.9%		$457.9	75.0%

2011
Attritional	$479.1	74.6%		$25.0	3.9%		$504.1	78.5%
Catastrophes	2.5	0.4%		0.3	0.1%		2.8	0.5%
Total segment	$481.6	75.0%		$25.3	4.0%		$506.9	79.0%

Variance 2012/2011
Attritional	$(26.7)	(0.5)	pts	$(19.5)	(3.0)	pts	$(46.2)	(3.5)	pts
Catastrophes	(2.5)	(0.4)	pts	(0.3)	(0.1)	pts	(2.8)	(0.5)	pts
Total segment	$(29.2)	(0.9)	pts	$(19.8)	(3.1)	pts	$(49.0)	(4.0)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased by 7.4% to $181.1 million for the three months ended September 30, 2012 compared to $195.6 million for the three months ended September 30, 2011. This was primarily due to a decrease of $12.0 million in attritional losses, primarily driven by a lower level of prior years development.

Incurred losses and LAE decreased by 9.7% to $457.9 million for the nine months ended September 30, 2012 compared to $506.9 million for the nine months ended September 30, 2011. This was primarily due to a decrease of $26.7 million in current year attritional losses driven by the decline in premiums earned and a shift in the mix of business towards short-tail business with lower loss ratios.

Segment Expenses. Commission and brokerage increased slightly to $39.0 million for the three months ended September 30, 2012 compared to $38.6 million for the three months ended September 30, 2011.  Commission and brokerage decreased by 6.4% to $99.3 million for the nine months ended September 30, 2012 compared to $106.0 million for the nine months ended September 30, 2011.  These variances are consistent with the changes in premiums earned.

Segment other underwriting expenses increased to $26.6 million for the three months ended September 30, 2012 compared to $24.3 million for the same period in 2011.  Segment other underwriting expenses increased to $76.3 million for the nine months ended September 30, 2012 compared to $68.6 million for the same period in 2011.  These increases are primarily the result of increased personnel benefit costs.

FINANCIAL CONDITION

Cash and Invested Assets.  Aggregate invested assets, including cash and short-term investments, were $16,534.0 million at September 30, 2012, an increase of $736.6 million compared to $15,797.4 million at December 31, 2011.  This increase was primarily the result of $479.4 million of cash flows from operations, $211.9 million of unrealized appreciation, $140.8 million due to fluctuations in foreign currencies, $111.2 million in fair value re-measurements, $66.0 million of unsettled securities and $46.8 million in equity adjustments of our limited partnership investments, partially offset by $250.0 million paid for share repurchases and $75.7 million paid out in dividends to shareholders.

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

Our global portfolio included $1,876.6 million of foreign government securities at September 30, 2012, of which $838.2 million were European sovereign securities.  Approximately 54.0%, 18.9%, 6.9% and 5.2% of European sovereign securities represented securities held in the governments of the United Kingdom, France, Austria and the Netherlands, respectively.  No other countries represented more than 5% of the European sovereign securities.  We held no sovereign securities of Portugal, Italy, Ireland, Greece or Spain at September 30, 2012.

Over the past few years and particularly in 2010 and 2011, we have expanded the allocation of our investments funded by shareholders’ equity to include:  1) a greater percentage of publicly traded equity securities, 2) emerging market fixed maturities through mutual fund structures, 3) high yield fixed maturities, 4) bank loan securities and 5) private equity limited partnership investments.  The objective of this portfolio diversification is to enhance the risk-adjusted total return of the investment portfolio by allocating a prudent portion of the portfolio to higher return asset classes, which are also less subject to changes in value with movements in interest rates.  We limit our allocation to these asset classes because of 1) the potential for volatility in their values and 2) the impact of these investments on regulatory and rating agency capital adequacy models.  We use investment managers experienced in these markets and adjust our allocation to these investments based upon market conditions.  At September 30, 2012, the market value of investments in these investment market sectors, carried at both market and fair value, approximated 62.7% of shareholders’ equity.

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

The tables below summarize the composition and characteristics of our investment portfolio as of the dates indicated.

(Dollars in millions)	At September 30, 2012		At December 31, 2011
Fixed maturities, market value	$12,846.5	77.7%	$12,293.5	77.8%
Fixed maturities, fair value	52.2	0.3%	113.6	0.7%
Equity securities, market value	279.4	1.7%	448.9	2.9%
Equity securities, fair value	1,301.5	7.9%	1,249.1	7.9%
Short-term investments	973.6	5.9%	685.3	4.4%
Other invested assets	602.2	3.6%	558.2	3.5%
Cash	478.6	2.9%	448.7	2.8%
Total investments and cash	$16,534.0	100.0%	$15,797.4	100.0%

(Some amounts may not reconcile due to rounding.)

	At	At
	September 30, 2012	December 31, 2011
Fixed income portfolio duration (years)	2.9	3.0
Fixed income composite credit quality	Aa3	Aa3
Imbedded end of period yield, pre-tax	3.6%	3.9%
Imbedded end of period yield, after-tax	3.1%	3.4%

The following table provides a comparison of our total return by asset class relative to broadly accepted industry benchmarks for the periods indicated.

	Nine Months Ended	Twelve Months Ended
	September 30, 2012	December 31, 2011
Fixed income portfolio total return	4.1%	4.7%
Barclay's Capital - U.S. aggregate index	4.0%	7.8%

Common equity portfolio total return	12.3%	2.7%
S&P 500 index	16.5%	2.1%

Other invested asset portfolio total return	11.6%	13.5%

The pre-tax equivalent total return for the bond portfolio was approximately 4.3% and 5.1% at September 30, 2012 and December 31, 2011, respectively.  The pre-tax equivalent return adjusts the yield on tax-exempt bonds to the fully taxable equivalent.

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

Reinsurance Receivables.  Reinsurance receivables for both paid and recoverable on unpaid losses totaled $642.6 million at September 30, 2012 and $580.3 million at December 31, 2011.  At September 30, 2012, $194.8 million, or 30.3%, was receivable from C.V. Starr (Bermuda); $59.9 million, or 9.3%, was receivable from Transatlantic Reinsurance Company; $55.7 million, or 8.7%, was receivable from Berkley Insurance Company; $41.7 million, or 6.5%, was receivable from XL Reinsurance America; $40.7 million, or 6.3% was receivable from Federal Crop Insurance Company; and $37.7 million, or 5.9%, was receivable from Munich Reinsurance Company.  The receivable from C.V. Starr is fully collateralized by a trust agreement.  No other retrocessionaire accounted for more than 5% of our receivables.

Loss and LAE Reserves.   Gross loss and LAE reserves totaled $9,847.2 million at September 30, 2012 and $10,123.2 million at December 31, 2011.

The following tables summarize gross outstanding loss and LAE reserves by segment, classified by case reserves and IBNR reserves, for the periods indicated.

	At September 30, 2012
	Case	IBNR	Total	% of
(Dollars in millions)	Reserves	Reserves	Reserves	Total
U.S. Reinsurance	$1,542.7	$1,861.4	$3,404.2	34.6%
International	1,189.9	687.6	1,877.5	19.1%
Bermuda	834.8	1,094.4	1,929.3	19.6%
Insurance	1,029.7	1,151.0	2,180.7	22.1%
Total excluding A&E	4,597.2	4,794.4	9,391.6	95.4%
A&E	275.1	180.5	455.6	4.6%
Total including A&E	$4,872.2	$4,974.9	$9,847.2	100.0%

(Some amounts may not reconcile due to rounding.)

	At December 31, 2011
	Case	IBNR	Total	% of
(Dollars in millions)	Reserves	Reserves	Reserves	Total
U.S. Reinsurance	$1,556.3	$1,889.3	$3,445.6	34.1%
International	1,279.7	857.7	2,137.4	21.1%
Bermuda	805.4	1,067.2	1,872.6	18.5%
Insurance	949.2	1,218.5	2,167.7	21.4%
Total excluding A&E	4,590.5	5,032.8	9,623.3	95.1%
A&E	289.1	210.9	499.9	4.9%
Total including A&E	$4,879.6	$5,243.6	$10,123.2	100.0%

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2012	2011	2012	2011
Gross Basis:
Beginning of period reserves	$468.8	$526.7	$499.9	$554.8
Incurred losses	-	-	0.1	0.8
Paid losses	(13.2)	(10.3)	(44.5)	(39.1)
End of period reserves	$455.6	$516.4	$455.6	$516.4

Net Basis:
Beginning of period reserves	$450.8	$505.9	$480.2	$532.9
Incurred losses	-	-	0.1	0.8
Paid losses	(12.9)	(9.9)	(42.4)	(37.7)
End of period reserves	$437.9	$496.0	$437.9	$496.0

(Some amounts may not reconcile due to rounding.)

At September 30, 2012, the gross reserves for A&E losses were comprised of $141.6 million representing case reserves reported by ceding companies, $91.0 million representing additional case reserves established by us on assumed reinsurance claims, $42.5 million representing case reserves established by us on direct excess insurance claims, including Mt. McKinley, and $180.5 million representing IBNR reserves.

With respect to asbestos only, at September 30, 2012, we had gross asbestos loss reserves of $436.8 million, or 95.9%, of total A&E reserves, of which $347.9 million was for assumed business and $88.9 million was for direct business.

Industry analysts use the “survival ratio” to compare the A&E reserves among companies with such liabilities.  The survival ratio is typically calculated by dividing a company’s current net reserves by the three year average of annual paid losses.  Hence, the survival ratio equals the number of years that it would take to exhaust the current reserves if future loss payments were to continue at historical levels.  Using this measurement, our net three year asbestos survival ratio was 7.4 years at September 30, 2012.  These metrics can be skewed by individual large settlements occurring in the prior three years and therefore, may not be indicative of the timing of future payments.

Because the survival ratio was developed as a comparative measure of reserve strength and does not indicate absolute reserve adequacy, we consider, but do not rely on, the survival ratio when evaluating our reserves.  In particular, we note that year to year loss payment variability can be material.  This is due, in part, to our orientation to negotiated settlements, particularly on our Mt. McKinley exposures, which significantly reduces the credibility and utility of this measure as an analytical tool.  In the first nine months of 2012, we made asbestos net claim payments of $2.4 million to Mt McKinley high profile claimants where the claim was either closed or a settlement had been reached.  Such payments, which are non-repetitive, distort downward our three year survival ratio.  Adjusting for such settlements, recognizing that total settlements are generally considered fully reserved to an agreed settlement, we consider that our adjusted asbestos survival ratio for net unsettled claims is 8.6 years, which is better than prevailing industry norms.

Shareholders’ Equity.  Our shareholders’ equity increased to $6,785.4 million as of September 30, 2012 from $6,071.4 million as of December 31, 2011.  This increase was the result of $770.2 million of net income, $196.5 million of unrealized appreciation on investments, net of tax, share-based compensation transactions of $42.7 million, $27.1 million of net foreign currency translation adjustments and $3.2 million of net benefit plan obligation adjustments, partially offset by repurchases of 2.6 million common shares for $250.0 million and $75.7 million of shareholder dividends.

LIQUIDITY AND CAPITAL RESOURCES

Capital.  Our business operations are in part dependent on our financial strength and financial strength ratings, and the market’s perception of our financial strength, as measured by shareholders’ equity, which was $6,785.4 million at September 30, 2012 and $6,071.4 million at December 31, 2011.  On March 13, 2009, Everest Re and Everest National, wholly-owned indirect subsidiaries of the Company, received notification of a one level ratings downgrade by Standard & Poor’s.  On April 7, 2010, Standard & Poor’s upgraded the Company’s debt ratings one level.  On January 24, 2012, Moody’s affirmed the ratings of the Company’s operating subsidiaries but changed the outlook on the ratings from stable to negative reflecting their opinion of the potential direction of the ratings over the medium term (12 to 18 months). Management will continue to work with Moody’s over this time to address their concerns but it is not possible to predict the potential outcome. Management does not believe that a one notch downgrade would have a material adverse affect on the Company’s business.  We continue to possess significant financial flexibility and access to the debt and equity markets as a result of our perceived financial strength, as evidenced by the financial strength ratings as assigned by independent rating agencies.

From time to time, we have used open market share repurchases to adjust our capital position and enhance long term expected returns to our shareholders.  On July 21, 2008, our existing authorization to purchase up to 5 million of our shares was amended to authorize the purchase of up to 10 million shares.  On February 24, 2010, our existing authorization to purchase up to 10 million of our shares was amended to authorize the purchase of up to 15 million shares.  On February 22, 2012, our existing authorization to purchase up to 15 million of our shares was amended to authorize the purchase of up to 20 million shares.  As of September 30, 2012, we had repurchased 15.3 million shares under this authorization.

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

Over the past few years and particularly in 2010 and 2011, we have expanded the allocation of our investments funded by shareholders’ equity to include:  1) a greater percentage of publicly traded equity securities, 2) emerging market fixed maturities through mutual fund structures, 3) high yield fixed maturities, 4) bank loan securities and 5) private equity limited partnership investments.  The objective of this portfolio diversification is to enhance the risk-adjusted total return of the investment portfolio by allocating a prudent portion of the portfolio to higher return asset classes, which are also less subject to changes in value with movements in interest rates.  We limit our allocation to these asset classes because of 1) the potential for volatility in their values and 2) the impact of these investments on regulatory and rating agency capital adequacy models.  We use investment managers experienced in these markets and adjust our allocation to these investments based upon market conditions.  At September 30, 2012, the market value of investments in these investment market sectors, carried at both market and fair value, approximated 62.7% of shareholders’ equity.

Our liquidity requirements are generally met from positive cash flow from operations.  Positive cash flow results from reinsurance and insurance premiums being collected prior to disbursements for claims, which disbursements generally take place over an extended period after the collection of premiums, sometimes a period of many years.  Collected premiums are generally invested, prior to their use in such disbursements, and investment income provides additional funding for loss payments.  Our net cash flows from operating activities were $479.4 million and $546.7 million for the nine months ended September 30, 2012 and 2011, respectively.  Additionally, these cash flows reflected a net tax payment of $54.5 million and a net tax refund of $5.9 million for the nine months ended September 30, 2012 and 2011, respectively; net catastrophe loss payments of $426.6 million and $391.6 million for the nine months ended September 30, 2012 and 2011, respectively; and net A&E payments of $42.4 million and $37.7 million for the nine months ended September 30, 2012 and 2011, respectively.

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

As the timing of payments for claims and benefits cannot be predicted with certainty, we maintain portfolios of long term invested assets with varying maturities, along with short-term investments that provide additional liquidity for payment of claims.  At September 30, 2012 and December 31, 2011, we held cash and short-term investments of $1,452.1 million and $1,134.0 million, respectively.  All of our short-term investments are readily marketable and can be converted to cash.  In addition to these cash and short-term investments, at September 30, 2012, we had $906.1 million of available for sale fixed maturity securities maturing within one year or less, $5,537.9 million maturing within one to five years and $3,738.4 million maturing after five years.  Our $1,580.9 million of equity securities are comprised primarily of publicly traded securities that can be easily liquidated.  We believe that these fixed maturity and equity securities, in conjunction with the short-term investments and positive cash flow from operations, provide ample sources of liquidity for the expected payment of losses in the near future.  We do not anticipate selling securities or using available credit facilities to pay losses and LAE but have the ability to do so.  Sales of securities might result in realized capital gains or losses.  At September 30, 2012 we had $759.6 million of net pre-tax unrealized appreciation, comprised of $794.2 million of pre-tax unrealized appreciation and $34.6 million of pre-tax unrealized depreciation.

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

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth.  Minimum net worth is an amount equal to the sum of $4,250.0 million plus 25% of consolidated net income for each of Group’s fiscal quarters, for which statements are available ending on or after January 1, 2012 and for which consolidated net income is positive, plus 25% of any increase in consolidated net worth during such period attributable to the issuance of ordinary and preferred shares, which at September 30, 2012, was $4,453.2 million.  As of September 30, 2012, the Company was in compliance with all Group Credit Facility covenants.

At September 30, 2012, the Group Credit Facility had no outstanding letters of credit under tranche one and $413.9 million outstanding letters of credit under tranche two.  At December 31, 2011, the Group Credit Facility had no outstanding letters of credit under tranche one and $446.5 million outstanding letters of credit under tranche two.

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

The Holdings Credit Facility requires Holdings to maintain a debt to capital ratio of not greater than 0.35 to 1 and Everest Re to maintain its statutory surplus at $1,875.0 million plus 25% of future aggregate net income and 25% of future aggregate capital contributions after December 31, 2010, which at September 30, 2012, was $1,989.5 million.  As of September 30, 2012, Holdings was in compliance with all Holdings Credit Facility covenants.

At September 30, 2012 and December 31, 2011, the Company had no outstanding short-term borrowings from the Holdings Credit Facility revolving credit line.  Short-term borrowings can be paid either through renewal with a one, two, three or six month term; or out of available liquidity.  In addition, at September 30, 2012 and December 31, 2011, the Holdings Credit Facility had outstanding letters of credit of $5.0 million.

Costs incurred in connection with the Group Credit Facility and the Holdings Credit Facility were $0.6 million and $0.5 million for the three months ended September 30, 2012 and 2011, respectively.  Costs incurred in connection with the Group Credit Facility and the Holdings Credit Facility were $1.6 million and $1.3 million for the nine months ended September 30, 2012 and 2011, respectively.

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

Interest Rate Risk.  Our $16.5 billion investment portfolio, at September 30, 2012, is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations and some foreign exchange rate risk.  The overall economic impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity securities portfolio, including short-term investments, from a change in market interest rates.  In a declining interest rate environment, it includes prepayment risk on the $2,466.3 million of mortgage-backed securities in the $12,898.7 million fixed maturity portfolio.  Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The table below displays the potential impact of market value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $973.6 million of short-term investments) for the period indicated based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates.  For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually.  To generate appropriate price estimates on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account.  For legal entities with a non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios.

	Impact of Interest Rate Shift in Basis Points
	At September 30, 2012
	-200	-100	0	100	200
(Dollars in millions)
Total Market/Fair Value	$14,558.2	$14,218.6	$13,872.3	$13,498.5	$13,096.3
Market/Fair Value Change from Base (%)	4.9%	2.5%	0.0%	-2.7%	-5.6%
Change in Unrealized Appreciation
After-tax from Base ($)	$575.9	$291.2	$-	$(315.3)	$(655.0)

We had $9,847.2 million and $10,123.2 million of gross reserves for losses and LAE as of September 30, 2012 and December 31, 2011, respectively.  These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money.  Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value.  As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases.  These movements are the opposite of the interest rate impacts on the fair value of investments.  While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid.  Our loss and loss reserve obligations have an expected duration of approximately 3.6 years, which is reasonably consistent with our fixed income portfolio.  If we were to discount our loss and LAE reserves, net of $0.6 billion of reinsurance receivables on unpaid losses, the discount would be approximately $1.3 billion resulting in a discounted reserve balance of approximately $8.0 billion, representing approximately 57.4% of the market value of the fixed maturity investment portfolio funds.

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

	Impact of Percentage Change in Equity Fair/Market Values
	At September 30, 2012
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$1,264.7	$1,422.8	$1,580.9	$1,739.0	$1,897.1
After-tax Change in Fair/Market Value	$(224.3)	$(112.1)	$-	$112.1	$224.3

Foreign Currency Risk.  Foreign currency risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates.  Each of our non-U.S./Bermuda (“foreign”) operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines.  Each foreign operation may conduct business in its local currency, as well as the currency of other countries in which it operates.  The primary foreign currency exposures for these foreign operations are the Canadian Dollar, the Singapore Dollar, the British Pound Sterling and the Euro.  We mitigate foreign exchange exposure by generally matching the currency and duration of our assets to our corresponding operating liabilities.  In accordance with FASB guidance, we translate the assets, liabilities and income of non-U.S. dollar functional currency legal entities to the U.S. dollar.  This translation amount is reported as a component of other comprehensive income.  As of September 30, 2012, there has been no material change in exposure to foreign exchange rates as compared to December 31, 2011.

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

We sold six equity index put option contracts, based on the S&P 500 index, for total consideration, net of commissions, of $22.5 million.  At September 30, 2012, fair value for these equity index put option contracts was $69.1 million.  These equity index put option contracts each have a single exercise date, with maturities ranging from 12 to 30 years and strike prices ranging from $1,141.21 to $1,540.63.  The S&P 500 index value at September 30, 2012 was $1,440.67.  No amounts will be payable under these equity index put option contracts if the S&P 500 index is at, or above, the strike prices on the exercise dates, which fall between June 2017 and March 2031.  If the S&P 500 index is lower than the strike price on the applicable exercise date, the amount due would vary proportionately with the percentage by which the index is below the strike price.  Based on historical index volatilities and trends and the September 30, 2012 S&P 500 index value, we estimate the probability that each equity index put option contract of the S&P 500 index falling below the strike price on the exercise date to be less than 42%.  The theoretical maximum payouts under the equity index put option contracts would occur if on each of the exercise dates the S&P 500 index value were zero.  At September 30, 2012, the present value of these theoretical maximum payouts using a 6% discount factor was $298.2 million.

We sold one equity index put option contract based on the FTSE 100 index for total consideration, net of commissions, of $6.7 million.  At September 30, 2012, fair value for this equity index put option contract was $10.0 million.  This equity index put option contract has an exercise date of July 2020 and a strike price of ₤5,989.75.  The FTSE 100 index value at September 30, 2012 was ₤5,742.10.  No amount will be payable under this equity index put option contract if the FTSE 100 index is at, or above, the strike price on the exercise date.  If the FTSE 100 index is lower than the strike price on the exercise date, the amount due will vary proportionately with the percentage by which the index is below the strike price.  Based on historical index volatilities and trends and the September 30, 2012 FTSE 100 index value, we estimate the probability that the equity index put option contract of the FTSE 100 index will fall below the strike price on the exercise date to be less than 50%.  The theoretical maximum payout under the equity index put option contract would occur if on the exercise date the FTSE 100 index value was zero.  At September 30, 2012, the present value of the theoretical maximum payout using a 6% discount factor and current exchange rate was $33.8 million.

Because the equity index put option contracts meet the definition of a derivative, we report the fair value of these instruments in our consolidated balance sheets as a liability and record any changes to fair value in our consolidated statements of operations and comprehensive income (loss) as a net derivative gain (loss).  Our financial statements reflect fair values for our obligations on these equity index put option contracts at September 30, 2012, of $79.1 million; even though it may not be likely that the ultimate settlement of these transactions would require a payment that would exceed the initial consideration received, or any payment at all.

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

	Equity Indices Put Options Obligation – Sensitivity Analysis
(Dollars in millions)	At September 30, 2012
Interest Rate Shift in Basis Points:	-200	-100	0	100	200
Total Fair Value	$129.5	$101.4	$79.1	$61.6	$47.8
Fair Value Change from Base (%)	-63.6%	-28.2%	0.0%	22.1%	39.6%

Equity Indices Shift in Points (S&P 500/FTSE 100):	-500/-2000	-250/-1000	0	250/1000	500/2000
Total Fair Value	$147.3	$107.5	$79.1	$59.1	$44.8
Fair Value Change from Base (%)	-86.1%	-35.8%	0.0%	25.3%	43.4%

Combined Interest Rate /	-200/	-100/		100/	200/
Equity Indices Shift (S&P 500/FTSE 100):	-500/-2000	-250/-1000	0/0	250/1000	500/2000
Total Fair Value	$217.4	$134.2	$79.1	$44.9	$24.4
Fair Value Change from Base (%)	-174.6%	-69.5%	0.0%	43.3%	69.2%

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

ITEM 1A.  RISK FACTORS

No material changes.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities.

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares (or
			Purchased as Part	Units) that May Yet
	Total Number of		of Publicly	Be Purchased Under
	Shares (or Units)	Average Price Paid	Announced Plans or	the Plans or
Period	Purchased	per Share (or Unit)	Programs	Programs (1)
July 1 - 31, 2012	74,135	$104.9270	0	4,906,561
August 1 - 31, 2012	0	$-	0	4,906,561
September 1 - 30, 2012	232,355	$109.2467	229,100	4,677,461
Total	306,490	$-	229,100	4,677,461

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

Dated:  November 9, 2012