Form 10-K
period 2012-12-31
EVEREST RE GROUP LTD
filed 2013-03-01
CIK 1095073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2012

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

The aggregate market value on June 30, 2012, the last business day of the registrant’s most recently completed second quarter, of the voting shares held by non-affiliates of the registrant was $5,366,686 thousand.

At February 1, 2013, the number of shares outstanding of the registrant’s common shares was 51,097,630.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 10, 11, 12, 13 and 14 of Form 10-K is incorporated by reference into Part III hereof from the registrant’s proxy statement for the 2012 Annual General Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of the close of the registrant’s fiscal year ended December 31, 2012.

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

On December 30, 2008, Group contributed Holdings to its Irish holding company, Holdings Ireland.  Holdings Ireland is a direct subsidiary of Group and was established to serve as a holding company for the U.S. and Irish reinsurance and insurance subsidiaries.

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

The Company’s principal business, conducted through its operating segments, is the underwriting of reinsurance and insurance in the U.S., Bermuda and international markets.  The Company had gross written premiums, in 2012, of $4.3 billion with approximately 75% representing reinsurance and 25% representing insurance.  Shareholders’ equity at December 31, 2012 was $6.7 billion.  The Company underwrites reinsurance both through brokers and directly with ceding companies, giving it the flexibility to pursue business based on the ceding company’s preferred reinsurance purchasing method.  The Company underwrites insurance principally through general agent relationships, brokers and surplus lines brokers.  Group’s active operating subsidiaries, excluding Mt. McKinley Insurance Company (“Mt. McKinley”), which is in run-off, are each rated A+ (“Superior”) by A.M. Best Company (“A.M. Best”), a leading provider of insurer ratings that assigns financial strength ratings to insurance companies based on their ability to meet their obligations to policyholders.

Following is a summary of the Company’s principal operating subsidiaries:

•
Bermuda Re, a Bermuda insurance company and a direct subsidiary of Group, is registered in Bermuda as a Class 4 insurer and long-term insurer and is authorized to write property and casualty and life and annuity business.  Bermuda Re commenced business in the second half of 2000.  Bermuda Re’s UK branch writes property and casualty reinsurance to the United Kingdom and European markets.  At December 31, 2012, Bermuda Re had shareholder’s equity of $3.0 billion.

•
Everest International Reinsurance, Ltd. (“Everest International”), a Bermuda insurance company and a direct subsidiary of Group, is registered in Bermuda as a Class 4 insurer and is authorized to write property and casualty business.  Through 2012, all of Everest International’s business has been inter-affiliate quota share reinsurance assumed from Everest Re, the UK branch of Bermuda Re and Ireland Re.  At December 31, 2012, Everest International had shareholder’s equity of $428.6 million.

•	Ireland Re, an Ireland reinsurance company and an indirect subsidiary of Group, is licensed to write non-life reinsurance, both directly and through brokers, for the London and European markets.

•
Everest Re, a Delaware insurance company and a direct subsidiary of Holdings, is a licensed property and casualty insurer and/or reinsurer in all states, the District of Columbia and Puerto Rico and is authorized to conduct reinsurance business in Canada, Singapore and Brazil.  Everest Re underwrites property and casualty reinsurance for insurance and reinsurance companies in the U.S. and international markets.  At December 31, 2012, Everest Re had statutory surplus of $2.6 billion.

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

•
Heartland Crop Insurance, Inc. (“Heartland”), a Kansas based managing general agent and a direct subsidiary of Holdings, was acquired on January 2, 2011.  Heartland specializes in crop insurance, which is written mainly through Everest National.

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

Marketing.
The Company writes business on a worldwide basis for many different customers and lines of business, thereby obtaining a broad spread of risk.  The Company is not substantially dependent on any single customer, small group of customers, line of business or geographic area.  For the 2012 calendar year, no single customer (ceding company or insured) generated more than 5.7% of the Company’s gross written premiums.  The Company believes that a reduction of business from any one customer would not have a material adverse effect on its future financial condition or results of operations.

Approximately 63%, 25% and 12% of the Company’s 2012 gross written premiums were written in the broker reinsurance, insurance markets and direct reinsurance, respectively.

The broker reinsurance market consists of several substantial national and international brokers and a number of smaller specialized brokers.  Brokers do not have the authority to bind the Company with respect to reinsurance agreements, nor does the Company commit in advance to accept any portion of a broker’s submitted business.  Reinsurance business from any ceding company, whether new or renewal, is subject to acceptance by the Company.  Brokerage fees are generally paid by reinsurers.  The Company’s ten largest brokers accounted for an aggregate of approximately 62% of gross written premiums in 2012.  The largest broker, Aon Benfield Re, accounts for approximately 21% of gross written premiums.  The second largest broker, Marsh and McLennan, accounted for approximately 20% of gross written premiums.  The Company believes that a reduction of business assumed from any one broker would not have a material adverse effect on the Company.

The direct reinsurance market remains an important distribution channel for reinsurance business written by the Company.  Direct placement of reinsurance enables the Company to access clients who prefer to place their reinsurance directly with reinsurers based upon the reinsurer’s in-depth understanding of the ceding company’s needs.

The Company’s insurance business writes direct business targeting commercial, property and casualty.  It also writes business through general agents, brokers and surplus lines brokers.  In 2012, Arrowhead General Insurance Agency accounted for approximately 3% of the Company’s gross written premium.  No other single general agent generated more than 2% of the Company’s gross written premiums.

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

The U.S. Reinsurance operation writes property and casualty reinsurance and specialty lines of business, including Marine, Aviation, Surety and A&H business, on both a treaty and facultative basis, through reinsurance brokers, as well as directly with ceding companies primarily within the U.S.  The International operation writes non-U.S. property and casualty reinsurance through Everest Re’s branches in Canada and Singapore and through offices in Brazil, Miami and New Jersey. The Bermuda operation provides reinsurance and insurance to worldwide property and casualty markets through brokers and directly with ceding companies from its Bermuda office and reinsurance to the United Kingdom and European markets through its UK branch and Ireland Re.  The Insurance operation writes property and casualty insurance, including medical stop loss insurance, directly and through general agents, brokers and surplus lines brokers within the U.S. and Canada.

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

Underwriting Operations.
The following five year table presents the distribution of the Company’s gross written premiums by its segments:  U.S. Reinsurance, International, Bermuda and Insurance.  The premiums for each segment are further split between property and casualty business and, for reinsurance business, between pro rata or excess of loss business:

	Gross Written Premiums by Segment
	Years Ended December 31,
(Dollars in millions)	2012		2011		2010		2009		2008
U.S. Reinsurance
Property
Pro Rata (1)	$313.2	7.3%	$594.9	13.9%	$698.2	16.6%	$648.2	15.7%	$551.8	15.1%
Excess	534.8	12.4%	380.6	8.9%	315.9	7.5%	330.5	8.0%	350.6	9.5%
Casualty
Pro Rata (1)	273.6	6.3%	215.5	5.0%	200.0	4.8%	194.3	4.7%	75.5	2.0%
Excess	189.1	4.4%	155.8	3.6%	181.3	4.3%	234.0	5.7%	240.3	6.5%
Total (2)	1,310.7	30.4%	1,346.8	31.4%	1,395.4	33.2%	1,407.1	34.1%	1,218.3	33.1%

International
Property
Pro Rata (1)	630.9	14.6%	713.0	16.6%	701.6	16.7%	670.2	16.2%	535.3	14.6%
Excess	365.9	8.5%	315.7	7.4%	291.6	6.9%	241.9	5.9%	228.3	6.2%
Casualty
Pro Rata (1)	102.6	2.4%	122.2	2.9%	120.3	2.9%	94.0	2.3%	71.6	1.9%
Excess	92.9	2.2%	87.6	2.0%	93.4	2.2%	78.4	1.9%	69.4	1.9%
Total (2)	1,192.3	27.7%	1,238.4	28.9%	1,207.0	28.7%	1,084.5	26.3%	904.7	24.6%

Bermuda
Property
Pro Rata (1)	208.3	4.8%	213.2	5.0%	226.1	5.4%	291.1	7.1%	305.7	8.3%
Excess	145.1	3.4%	162.6	3.8%	173.5	4.1%	180.4	4.4%	164.2	4.5%
Casualty
Pro Rata (1)	228.9	5.3%	204.9	4.8%	205.0	4.9%	185.6	4.5%	178.8	4.9%
Excess	152.1	3.5%	144.5	3.4%	128.4	3.1%	137.8	3.3%	134.7	3.7%
Total (2)	734.4	17.1%	725.3	17.0%	733.0	17.5%	794.8	19.3%	783.4	21.4%

Total Reinsurance
Property
Pro Rata (1)	1,152.4	26.7%	1,521.1	35.5%	1,625.9	38.7%	1,609.5	39.0%	1,392.8	37.9%
Excess	1,045.8	24.3%	858.9	20.0%	781.0	18.6%	752.8	18.2%	743.1	20.2%
Casualty
Pro Rata (1)	605.1	14.0%	542.6	12.7%	525.3	12.5%	473.9	11.5%	325.9	8.9%
Excess	434.1	10.1%	387.9	9.0%	403.1	9.6%	450.2	10.9%	444.4	12.1%
Total (2)	3,237.4	75.1%	3,310.6	77.2%	3,335.3	79.4%	3,286.4	79.6%	2,906.2	79.0%

Insurance
Property
Pro Rata (1)	459.2	10.7%	341.9	8.0%	130.1	3.1%	112.6	2.7%	29.8	0.8%
Excess	-	0.0%	-	0.0%	-	0.0%	-	0.0%	-	0.0%
Casualty
Pro Rata (1)	613.9	14.2%	633.8	14.8%	735.4	17.5%	729.9	17.7%	742.0	20.2%
Excess	-	0.0%	-	0.0%	-	0.0%	-	0.0%	-	0.0%
Total (2)	1,073.1	24.9%	975.6	22.8%	865.4	20.6%	842.6	20.4%	771.8	21.0%

Total Company
Property
Pro Rata (1)	1,611.6	37.4%	1,863.0	43.5%	1,756.0	41.8%	1,722.2	41.7%	1,422.6	38.7%
Excess	1,045.8	24.3%	858.9	20.0%	781.0	18.6%	752.7	18.2%	743.2	20.2%
Casualty
Pro Rata (1)	1,219.1	28.3%	1,176.3	27.4%	1,260.6	30.0%	1,203.9	29.2%	1,067.9	29.0%
Excess	434.1	10.1%	387.9	9.1%	403.1	9.6%	450.2	10.9%	444.4	12.1%
Total (2)	$4,310.5	100.0%	$4,286.2	100.0%	$4,200.7	100.0%	$4,129.0	100.0%	$3,678.1	100.0%
_________________________________
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

In 2012, $630.8 million of gross written premiums were attributable to U.S. treaty property business, of which 67.9% was written on an excess of loss basis and 32.1% was written on a pro rata basis.  Included in gross written premiums for U.S. treaty property business was $3.1 million related to the crop hail line of business.  The Company’s property underwriters utilize sophisticated underwriting methods to analyze and price property business. The Company manages its exposures to catastrophe and other large losses by limiting exposures on individual contracts and limiting aggregate exposures to catastrophes in any particular zone and across contiguous zones.

U.S. treaty casualty business accounted for $391.6 million of gross written premiums in 2012, of which 61.9% was written on a pro rata basis and 38.1% was written on an excess of loss basis.  The treaty casualty business consists of professional liability, D&O liability, workers’ compensation, excess and surplus lines and other liability coverages.  As a result of the complex technical nature of most of these risks, the Company’s casualty underwriters tend to specialize by line of business and work closely with the Company’s pricing actuaries.

The Company’s facultative unit conducts business both through brokers and directly with ceding companies, and consists of four underwriting units representing property, casualty, specialty and national brokerage lines of business.  Business is written from a facultative headquarters office in New York and satellite offices in Chicago and Oakland.  In 2012, $42.2 million, $35.9 million and $13.2 million of gross written premiums were attributable to the property, casualty and national brokerage lines of business, respectively.

The marine and aviation unit’s 2012 gross written premiums totaled $102.5 million, substantially all of which was written on a treaty basis and sourced through reinsurance brokers.  Of the marine and aviation gross written premiums in 2012, marine treaties represented 65.6% and consisted mainly of hull and cargo coverage.  In 2012, the marine unit’s premiums were written 70.5% on an excess of loss basis and 29.5% on a pro rata basis.  Of the marine and aviation gross written premiums in 2012, aviation premiums accounted for 34.4% and included reinsurance of airline and general aviation risks.  In 2012, the aviation unit's premiums were written 88.5% on a pro rata basis and 11.5% on an excess of loss basis.

In 2012, gross written premiums of the surety unit totaled $54.5 million, 95.8% of which was written on a pro rata basis.  Most of the portfolio is reinsurance of contract surety bonds written directly with ceding companies, with the remainder being trade credit reinsurance, mostly in international markets.

In 2012, gross written premium of the A&H reinsurance unit totaled $40.1 million, primarily written through brokers.

In 2012, 92.5% and 7.5% of the U.S. Reinsurance segment’s gross written premiums were written in the broker reinsurance and direct reinsurance markets, respectively.

International Segment.  The Company’s International segment focuses on opportunities in the international reinsurance markets.  The Company targets several international markets, including: Canada, with a branch in Toronto; Asia, with a branch in Singapore; and Latin America, Brazil, Africa and the Middle East, which business is serviced from Everest Re’s Miami and New Jersey offices.  The Company also writes from New Jersey “home-foreign” business, which provides reinsurance on the international portfolios of U.S. insurers.  Of the Company’s 2012 international gross written premiums, 83.6% represented property business, while 16.4% represented casualty business.  As with its U.S. operations, the Company’s International segment focuses on financially sound companies that have strong management and underwriting discipline and expertise.  Of the Company’s international business, 69.0% was written through brokers, with 31.0% written directly with ceding companies.

Gross written premiums of the Company’s Canadian branch totaled $148.5 million in 2012 and consisted of 39.8% of excess casualty business, 35.5% of excess property business, 17.8% of pro rata casualty business and 6.9% of pro rata property business.  Of the Canadian gross written premiums, 83.9% consisted of treaty reinsurance, while 16.1% was facultative reinsurance.

The Company’s Singapore branch covers the Asian markets and accounted for $268.1 million of gross written premiums in 2012 and consisted of 59.0% of pro rata property business, 37.9% of excess property business, 2.5% of pro rata casualty business and 0.6% of excess casualty business.

International business written out of Everest Re’s Miami and New Jersey offices accounted for $775.7 million of gross written premiums in 2012 and consisted of 59.6% of pro rata treaty property business, 25.9% of excess treaty property business, 9.0% of pro rata treaty casualty business, 4.0% of excess treaty casualty business and 1.5% of facultative property and casualty business.  Of this international business, 69.7% was sourced from Latin America, 12.9% was sourced from the Middle East, 9.6% was sourced from Africa and 7.8% was home-foreign business.

Bermuda Segment.  The Company’s Bermuda segment writes property and casualty reinsurance through Bermuda Re and property and casualty reinsurance through its UK branch as well as through Ireland Re.  In 2012, Bermuda Re had gross written premiums of $363.8 million, virtually all of which was treaty reinsurance.

In 2012, the UK branch of Bermuda Re wrote $274.4 million of gross treaty reinsurance premium consisting of 39.4% of excess casualty business, 21.5% of pro rata property business, 19.8% of excess property business and 19.3% of pro rata casualty business.

In 2012, Ireland Re wrote $96.2 million of gross treaty reinsurance premium consisting of 49.7% of pro rata property business, 31.7% of excess property business, 9.7% of excess casualty business and 8.9% of pro rata casualty business.

Insurance Segment. The Insurance segment writes property and casualty insurance, including medical stop loss insurance, directly and through general agents, brokers and surplus lines brokers within the U.S. and Canada.  In 2012, the Company’s Insurance segment wrote $1,073.1 million of gross written premiums, of which 57.2% was casualty and 42.8% was property, principally targeting commercial property and casualty business.  Business written through general agents with program administrators represented 41.8% of the premium with the remainder written directly through the Company’s offices. Workers’ compensation business accounted for $312.3 million, or 29.1%, of the total business written, including $257.3 million, or 82.4%, of workers’ compensation business written in California.  In addition, crop insurance business written was $276.0 million; professional liability business written was $201.9 million; A&H insurance business written was $91.3 million; other short-tail/package business written was $86.9 million; other liability business written was $78.7 million; and non-standard auto insurance business written through retail agents was $26.1 million.  With respect to insurance written through general agents and surplus lines brokers, the Company supplements the initial underwriting process with periodic claims, underwriting and operational reviews and ongoing monitoring.

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

Management estimates that the projected net economic loss from its largest 100-year event in a given zone represents approximately 10% of its projected 2013 shareholders’ equity.  Economic loss is the gross PML reduced by estimated reinstatement premiums to renew coverage and estimated income taxes.  The impact of income taxes on the PML depends on the distribution of the losses by corporate entity, which is also affected by inter-affiliate reinsurance.  Management also monitors and controls its largest PMLs at multiple points along the loss distribution curve, such as loss amounts at the 20, 50, 100, 250, 500 and 1,000 year return periods.  This process enables management to identify and control exposure accumulations and to integrate such exposures into enterprise risk, underwriting and capital management decisions.

The Company’s catastrophe loss projections, segmented by risk zones, are updated quarterly and reviewed as part of a formal risk management review process. The table below reflects the Company’s gross PMLs at various return times for its top three zones/perils (as ranked by the largest 1 in 100 year events) based on loss projection data as of January 1, 2013:

Return Periods (in years)	1 in 20	1 in 50	1 in 100	1 in 250	1 in 500	1 in 1,000
Exceeding Probability	5.0%	2.0%	1.0%	0.4%	0.2%	0.1%

(Dollars in millions)
Zone/Area, Peril
Southeast U.S., Wind	$472	$840	$1,084	$1,358	$1,545	$1,685
California, Earthquake	127	416	767	1,028	1,309	1,572
Northeast U.S., Wind	76	305	663	1,014	1,298	1,521

The projected net economic losses for the top three zones/perils scheduled above are as follows:

Return Periods (in years)	1 in 20	1 in 50	1 in 100	1 in 250	1 in 500	1 in 1,000
Exceeding Probability	5.0%	2.0%	1.0%	0.4%	0.2%	0.1%

(Dollars in millions)
Zone/Area, Peril
Southeast U.S., Wind	$297	$521	$671	$835	$958	$1,045
California, Earthquake	98	289	511	670	854	1,024
Northeast U.S., Wind	57	220	433	643	822	966

The Company considers purchasing retrocessional protection by evaluating the underlying exposures in comparison to the availability of cost-effective protection.  For the period from August 1, 2012 to July 31, 2013, the Company has catastrophe loss reinsurance protection in place for losses arising from earthquakes of 61% of $100 million in excess of $190 million, excluding the territories of the U.S., Japan and Europe.  The Company continues to evaluate the availability and cost of various retrocessional products and loss mitigation approaches in the marketplace.

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

Terrorism Risk.  The Company has limited exposure to losses from terrorism risk.  While the Company writes some reinsurance contracts covering terrorism, the Company’s risk management philosophy is to limit the amount of exposure by geographic region, and to strictly manage coverage for properties in areas that may be considered a target for terrorists.  Although providing terrorism coverage on reinsurance contracts is negotiable, most insurance policies mandate inclusion of terrorism coverage. As a result, the Company is exposed to losses from terrorism on its Insurance book of business, particularly its workers’ compensation and property policies.  However, the Insurance book generally does not insure large corporations or corporate locations that represent large concentrations of risk.

Because of the limited nature of terrorism exposure, the U.S. Terrorism Risk Insurance Act of 2002 and its amendments do not have a significant impact on company operations.

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

At December 31, 2012, the Company had $659.1 million in reinsurance receivables with respect to both paid and unpaid losses ceded.  Of this amount, $181.5 million, or 27.5%, was receivable from C.V. Starr (Bermuda) (“C.V. Starr”); $79.9 million, or 12.1% was receivable from Federal Crop Insurance Company (“FCIC”); $65.2 million, or 9.9%, was receivable from XL Reinsurance America (“XL”); $58.0 million, or 8.8% was receivable from Berkley Insurance Company (“Berkley”); and $54.1 million, or 8.2%, was receivable from Transatlantic Reinsurance Company (“Transatlantic”).  The receivable from C.V. Starr is fully collateralized by a trust agreement.  No other retrocessionaire accounted for more than 5% of the Company’s receivables. Although management carefully selects its reinsurers, the Company is subject to credit risk with respect to its reinsurance because the ceding of risk to reinsurers does not relieve the Company of its liability to insureds or ceding companies.  See ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition”.

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

Changes in Historical Reserves.
The following table shows changes in historical loss reserves for the Company for 2002 and subsequent years.  The table is presented on a GAAP basis except that the Company’s loss reserves for its Canadian branch operations are presented in Canadian dollars, the impact of which is not material.  The top line of the table shows the estimated reserves for unpaid losses and LAE recorded at each year end date.  The upper (paid) portion of the table presents the related cumulative amounts paid through each subsequent year end.  The lower (liability re-estimated) portion shows the re-estimated amount of the original reserves as of the end of each succeeding year.  The reserve estimates have been revised as more information became known about the actual claims for which the reserves were carried.  The cumulative (deficiency)/redundancy line represents the cumulative change in estimates since the initial reserve was established.  It is equal to the initial reserve less the latest estimate of the ultimate liability.

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

	Ten Year GAAP Loss Development Table Presented Net of Reinsurance with Supplemental Gross Data (1) (2)

(Dollars in millions)	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012
Net Reserves for unpaid
loss and LAE	$3,895.8	$5,158.4	$6,766.9	$8,175.4	$8,078.9	$8,324.7	$8,214.7	$8,315.9	$8,650.7	$9,553.0	$9,464.6
Paid (cumulative) as of:
One year later	902.6	1,141.7	1,553.1	2,116.9	1,915.4	1,816.4	1,997.2	1,988.7	2,008.3	2,220.2
Two years later	1,641.7	1,932.6	2,412.3	3,447.8	3,192.8	3,182.2	3,405.8	3,231.2	3,238.9
Three years later	2,176.8	2,404.6	3,181.4	4,485.2	4,246.3	4,191.7	4,335.1	4,043.9
Four years later	2,485.2	2,928.5	3,854.8	5,306.5	5,036.3	4,791.8	4,914.8
Five years later	2,836.6	3,451.1	4,459.5	5,950.6	5,446.9	5,206.8
Six years later	3,241.5	3,948.3	4,952.9	6,281.7	5,745.7
Seven years later	3,670.5	4,340.8	5,190.5	6,523.7
Eight years later	3,986.9	4,510.9	5,387.3
Nine years later	4,106.5	4,673.5
Ten years later	4,226.6
Net Liability re-estimated as of:
One year later	4,152.7	5,470.4	6,633.7	8,419.8	8,356.7	8,112.9	8,461.9	8,229.4	8,648.2	9,572.4
Two years later	4,635.0	5,407.1	6,740.5	8,609.2	8,186.3	8,307.6	8,382.7	8,273.9	8,657.3
Three years later	4,705.3	5,654.5	7,059.9	8,489.7	8,398.7	8,267.1	8,426.5	8,274.1
Four years later	5,062.5	6,073.1	6,996.7	8,683.8	8,401.8	8,298.4	8,408.3
Five years later	5,507.1	6,093.4	7,162.2	8,729.6	8,427.4	8,272.5
Six years later	5,544.9	6,227.0	7,246.3	8,752.3	8,399.8
Seven years later	5,623.8	6,329.0	7,256.8	8,750.3
Eight years later	5,698.9	6,336.3	7,272.2
Nine years later	5,704.3	6,339.4
Ten years later	5,699.8

Cumulative (deficiency)/redundancy	$(1,804.1)	$(1,181.0)	$(505.3)	$(574.9)	$(320.9)	$52.2	$(193.6)	$41.8	$(6.6)	$(19.4)

Gross liability - end of year	$4,985.8	$6,424.7	$7,886.6	$9,175.1	$8,888.0	$9,032.2	$8,905.9	$8,957.4	$9,340.1	$10,134.0	$10,067.5
Reinsurance receivable	1,090.0	1,266.3	1,119.6	999.7	809.1	707.4	691.2	641.5	689.4	581.1	602.8
Net liability-end of year	$3,895.8	$5,158.4	$6,766.9	$8,175.4	$8,078.9	$8,324.7	$8,214.7	$8,315.9	$8,650.7	$9,553.0	$9,464.6
Gross re-estimated liability
at December 31, 2012	$7,163.4	$7,795.0	$8,502.8	$9,855.6	$9,237.6	$8,987.9	$9,144.4	$8,998.2	$9,403.2	$10,210.6
Re-estimated receivable
at December 31, 2012	1,463.6	1,455.6	1,230.6	1,105.3	837.8	715.4	736.2	724.0	745.9	638.2
Net re-estimated liability
at December 31, 2012	$5,699.8	$6,339.4	$7,272.2	$8,750.3	$8,399.8	$8,272.5	$8,408.3	$8,274.1	$8,657.3	$9,572.4
Gross cumulative
(deficiency)/redundancy	$(2,177.7)	$(1,370.3)	$(616.2)	$(680.5)	$(349.6)	$44.2	$(238.6)	$(40.8)	$(63.1)	$(76.5)

(1) The Canadian Branch reserves are reflected in Canadian dollars.
(2) Some amounts may not reconcile due to rounding.

There has been minimal development in reserves since 2006.  Three classes of business were the principal contributors to the deficiencies through 2006: 1) the run-off of asbestos claims for both direct and reinsurance business has significantly contributed to the cumulative deficiencies for all years presented through 2006; 2) professional liability reinsurance, general casualty reinsurance and workers’ compensation insurance contributed to the deficiencies for years 2002 and 2003; and 3) property catastrophe adverse development contributed to the deficiency for 2005.

In 2007, the Company completed a detailed study of its asbestos experience and its cedants’ asbestos exposures and also considered industry trends.  As a result of the study, the Company increased its gross reinsurance asbestos reserves by $250.0 million and increased its gross direct asbestos reserves by $75.0 million.  These reserve increases, as well as adverse development on asbestos in prior years, have a significant impact on the cumulative deficiencies.  Subsequent to the study, the Company’s loss activity has been in line with expectations per the reserves established at December 31, 2007.  The Company’s A&E reserves represent management’s best estimate of the ultimate liability, however, there can be no assurance that ultimate loss payments will not exceed such reserves, perhaps by a significant amount.  No additional gross A&E reserve strengthening was made during 2008 through 2010 and only an insignificant amount of development occurred in 2011 and 2012.

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

In the workers’ compensation insurance class, the majority of which was written in California, the Company has experienced adverse development primarily for accident year 2002 due to higher than expected claim frequency and severity.  As a result of significant growth in this book of business in a challenging business environment, the Company’s writings in this class were subject to more relative variability than in some of its established and/or stable lines of business.  Although cumulative results through 2012 continue to be profitable for this book of business, there was some deterioration in claim frequency and severity related to accident year 2002.

The adverse development on the 2008 outstanding reserves was primarily attributable to foreign exchange rate movements resulting in an increase in the U.S. dollar reserves.  In addition, the Company experienced adverse development on liability exposures for sub-prime for accident years 2006-2008 and contractors’ liability exposures for accident years 2002-2005.  The contractor liability exposures are currently in run-off.  The Company also experienced adverse development on property lines but was offset by favorable development on other casualty lines.

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

The following table is derived from the Ten Year GAAP Loss Development Table above and summarizes the effect of reserve re-estimates, net of reinsurance, on calendar year operations by accident year for the same ten year period ended December 31, 2012.  Each column represents the amount of net reserve re-estimates made in the indicated calendar year and shows the accident years to which the re-estimates are applicable.  The amounts in the total accident year column on the far right represent the cumulative reserve re-estimates for the indicated accident years.

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
											Re-estimates
											for Each
(Dollars in millions)	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	Accident Year
Accident Years
2002 and prior	$(256.9)	$(482.3)	$(70.3)	$(357.2)	$(444.6)	$(37.8)	$(79.0)	$(75.1)	$(5.4)	$4.4	$(1,804.1)
2003		170.3	133.7	109.7	26.0	17.5	(54.5)	(27.1)	(2.0)	(7.5)	366.2
2004			69.9	140.7	99.2	83.5	(32.1)	18.1	(3.2)	(12.3)	363.7
2005				(137.6)	130.1	56.3	(28.6)	38.2	(12.1)	17.4	63.6
2006					(88.4)	50.9	(18.3)	42.8	(3.0)	25.7	9.6
2007						41.5	17.6	43.6	(5.7)	(1.8)	95.3
2008							(52.5)	38.6	(12.4)	(7.7)	(34.0)
2009								7.4	(0.8)	(18.5)	(11.8)
2010									47.1	(8.9)	38.1
2011										(10.2)	(10.2)
Total calendar year effect	$(256.9)	$(312.0)	$133.3	$(244.4)	$(277.8)	$211.8	$(247.2)	$86.5	$2.5	$(19.4)
Canada (1)	(26.6)	(16.3)	(6.6)	(0.5)	(49.6)	63.7	(39.4)	(21.2)	9.7	(9.9)
Translation adjustment	86.7	78.9	(100.3)	109.3	120.9	(310.4)	157.8	(34.5)	(15.9)	32.9
Re-estimate of net reserve after translation adjustment	$(196.8)	$(249.4)	$26.4	$(135.6)	$(206.5)	$(34.9)	$(128.8)	$30.9	$(3.7)	$3.7

(1) This adjustment converts Canadian dollars to U.S. dollars.
(Some amounts may not reconcile due to rounding.)
The reserve development by accident year reflected in the above table was generally the result of the same factors described above that caused the deficiencies shown in the Ten Year GAAP Loss Development Table. The unfavorable development experienced in the 2002 and prior accident years relate principally to the previously discussed asbestos development.  Other business areas contributing to adverse development were casualty reinsurance, including professional liability classes, and workers’ compensation insurance, where, in retrospect, the Company’s initial estimates of losses were underestimated principally as the result of unanticipated variability in the underlying exposures.  The favorable development for accident years 2003 through 2004 relates primarily to favorable experience with respect to property reinsurance business.  In addition, casualty reinsurance has reflected favorable development for accident years 2003 to 2006.

The Company’s loss reserving methodologies continuously monitor the emergence of loss and loss development trends, seeking, on a timely basis, to both adjust reserves for the impact of trend shifts and to factor the impact of such shifts into the Company’s underwriting and pricing on a prospective basis.

The following table presents a reconciliation of beginning and ending reserve balances for the periods indicated on a GAAP basis:

	Years Ended December 31,
(Dollars in millions)	2012	2011	2010

Gross reserves at beginning of period	$10,123.2	$9,340.2	$8,937.9
Incurred related to:
Current year	2,748.9	3,722.5	2,976.6
Prior years	(3.7)	3.7	(30.9)
Total incurred losses	2,745.3	3,726.2	2,945.7
Paid related to:
Current year	633.9	810.5	568.3
Prior years	2,220.2	2,008.3	1,988.7
Total paid losses	2,854.1	2,818.8	2,557.1
Foreign exchange/translation adjustment	32.9	(15.9)	(34.5)
Change in reinsurance receivables on unpaid losses and LAE	21.8	(108.4)	48.2
Gross reserves at end of period	$10,069.1	$10,123.2	$9,340.2

(Some amounts may not reconcile due to rounding.)

Incurred prior years’ reserves decreased by $3.7 million, increased by $3.7 million and decreased by $30.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.  The decrease for 2012 was attributable to a $57.2 million decrease in reinsurance business, primarily related to favorable development on treaty casualty reserves, partially offset by a $53.5 million increase in insurance business primarily related to development on contractors’ liability and workers compensation reserves.

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

Reserves for Asbestos and Environmental Losses and LAE.
At December 31, 2012, the Company’s gross reserves for A&E claims represented 4.4% of its total reserves.  The Company’s A&E liabilities stem from Mt. McKinley’s direct insurance business and Everest Re’s assumed reinsurance business.  There are significant uncertainties in estimating the amount of the Company’s potential losses from A&E claims and ultimate values cannot be estimated using traditional reserving techniques.  See ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asbestos and Environmental Exposures” and Item 8, “Financial Statements and Supplementary Data” - Note 3 of Notes to Consolidated Financial Statements.

Mt. McKinley’s book of direct A&E exposed insurance policies is relatively small and homogenous.  It arises from a limited period, from 1975 to 1984.  The book was principally excess liability, thereby limiting exposure analysis to a limited number of policies and forms.  As a result of this focused structure, the Company believes that it is able to comprehensively analyze its exposures, allowing it to identify, analyze and actively monitor those claims which have unusual exposure, including policies on which it may be exposed to pay expenses in addition to policy limits or on which non-products coverage may be contended.

The Company endeavors to actively engage with every insured account posing significant potential asbestos exposure to Mt. McKinley.  Such engagement can take the form of pursuing a final settlement, negotiation, litigation, or the monitoring of claim activity under Settlement in Place (“SIP”) agreements.  SIP agreements generally condition an insurer’s payment upon the actual claim experience of the insured and may have annual payment caps or other measures to control the insurer’s payments.  The Company’s Mt. McKinley operation is currently managing four SIP agreements, one of which was executed prior to the acquisition of Mt. McKinley in 2000.  The Company’s preference with respect to coverage settlements is to execute settlements that call for a fixed schedule of payments, because such settlements eliminate future uncertainty.

The Company has significantly enhanced its classification of insureds by exposure characteristics over time, as well as its analysis by insured for those it considers to be more exposed or active.  Those insureds identified as relatively less exposed or active are subject to less rigorous, but still active management, with an emphasis on monitoring those characteristics, which may indicate an increasing exposure or levels of activity.  The Company continually focuses on further enhancement of the detailed estimation processes used to evaluate potential exposure of policyholders.

Everest Re’s book of assumed A&E reinsurance is relatively concentrated within a limited number of contracts and for a limited period, from 1974 to 1984.  Because the book of business is relatively concentrated and the Company has been managing the A&E exposures for many years, its claim staff is familiar with the ceding companies that have generated most of these liabilities in the past and which are therefore most likely to generate future liabilities.  The Company’s claim staff has developed familiarity both with the nature of the business written by its ceding companies and the claims handling and reserving practices of those companies.  This level of familiarity enhances the quality of the Company’s analysis of its exposure through those companies.  As a result, the Company believes that it can identify those claims on which it has unusual exposure, such as non-products asbestos claims, for concentrated attention.  However, in setting reserves for its reinsurance liabilities, the Company relies on claims data supplied, both formally and informally by its ceding companies and brokers.  This furnished information is not always timely or accurate and can impact the accuracy and timeliness of the Company’s ultimate loss projections.

The following table summarizes the composition of the Company’s total reserves for A&E losses, gross and net of reinsurance, for the periods indicated:

	Years Ended December 31,
(Dollars in millions)	2012	2011	2010
Case reserves reported by ceding companies	$138.4	$145.6	$135.4
Additional case reserves established by the Company (assumed reinsurance)(1)	90.6	102.9	116.1
Case reserves established by the Company (direct insurance)	36.7	40.6	38.9
Incurred but not reported reserves	177.1	210.9	264.4
Gross reserves	442.8	499.9	554.8
Reinsurance receivable	(17.1)	(19.8)	(21.9)
Net reserves	$425.7	$480.2	$532.9
_______________
(1)	Additional reserves are case specific reserves established by the Company in excess of those reported by the ceding company, based on the Company’s assessment of the covered loss.

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

Activity in the reserve for future policy benefits is summarized for the periods indicated:

	At December 31,
(Dollars in millions)	2012	2011	2010
Balance at beginning of year	$67.2	$63.0	$64.5
Liabilities assumed	0.1	0.2	0.2
Adjustments to reserves	2.4	8.4	2.9
Benefits paid in the current year	(3.6)	(4.4)	(4.7)
Balance at end of year	$66.1	$67.2	$63.0

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

Over the past several years, the Company has expanded the allocation of its investments funded by shareholders’ equity to include:  1) a greater percentage of publicly traded equity securities, 2) emerging market fixed maturities through mutual fund structures, as well as individual holdings, 3) high yield fixed maturities, 4) bank loan securities and 5) private equity limited partnership investments.  The objective of this portfolio diversification is to enhance the risk-adjusted total return of the investment portfolio by allocating a prudent portion of the portfolio to higher return asset classes, which are also less subject to changes in value with movements in interest rates.  The Company limits its allocation to these asset classes because of 1) the potential for volatility in their values and 2) the impact of these investments on regulatory and rating agency capital adequacy models.  The Company uses investment managers experienced in these markets and adjusts its allocation to these investments based upon market conditions.  At December 31, 2012, the market value of investments in these investment market sectors, carried at both market and fair value, approximated 63% of shareholders’ equity.

The duration of an investment is based on the maturity of the security but also reflects the payment of interest and the possibility of early prepayments.  The Company’s fixed income investment guidelines include a general duration guideline.  This investment duration guideline is established and periodically revised by management, which considers economic and business factors, as well as the Company’s average duration of potential liabilities, which, at December 31, 2012, is estimated at approximately 3.5 years, based on the estimated payouts of underwriting liabilities using standard duration calculations.

The duration of the fixed income portfolio at December 31, 2012 and 2011 was 3.0 years.  The Company has shortened the duration of its portfolio in recent years in response to very low available yields, particularly on securities with longer maturities.  As a result, the Company has focused on purchasing high quality, shorter duration investments and investments with floating rate yields.  These investments will be less subject to decline in market value if interest rates rise in the future, as forecasted by most investment analysts.

For each currency in which the Company has established substantial loss and LAE reserves, the Company seeks to maintain invested assets denominated in such currency in an amount approximately equal to the estimated liabilities.  Approximately 31% of the Company’s consolidated reserves for losses and LAE and unearned premiums represent amounts payable in foreign currencies.

The Company’s net investment income was $600.2 million, $620.0 million and $653.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.  The decrease from 2011 to 2012 was primarily due to the decline in reported income from fixed maturity securities, primarily due to the effects of lower reinvestment rates over the past several years, partially offset by an increase in income from limited partnership investments.

The Company had net realized capital gains for 2012 of $164.4 million.  In 2012, the Company recorded $118.1 million of gains due to fair value re-measurements on fixed maturity and equity securities and $56.3 million of net realized capital gains from sales of fixed maturity and equity securities, partially offset by $10.0 million of other-than-temporary impairments on fixed maturity securities.  In 2011 net realized capital gains were $6.9 million due to $27.5 million of net realized capital gains from sales of fixed maturity and equity securities, partially offset by $16.2 million of other-than-temporary impairments on fixed maturity securities and $4.4 million of losses due to fair value re-measurements on fixed maturity and equity securities.  The gains on the sales of fixed maturity securities in 2011 were primarily the result of selling securities in foreign currencies, which reduced exposure to future currency fluctuations.  In 2010, net realized capital gains were $101.9 million, due to $70.4 million of gains due to fair value re-measurements on fixed maturity and equity securities and $34.5 million of net realized capital gains from sales of fixed maturity and equity securities, partially offset by $3.0 million of other-than-temporary impairments on fixed maturity securities.  The gains on the sales of fixed maturity securities were primarily the result of selling securities in foreign currencies, which reduced exposure to future currency fluctuations.

The Company’s cash and invested assets totaled $16.6 billion at December 31, 2012, which consisted of 88.0% fixed maturities and cash, of which 90.1% were investment grade; 8.4% equity securities and 3.6% other invested assets. The average maturity of fixed maturity securities was 4.7 years at December 31, 2012, and their overall duration was 3.0 years.

As of December 31, 2012, the Company did not have any direct investments in commercial real estate or direct commercial mortgages or any material holdings of derivative investments (other than equity index put option contracts as discussed in ITEM 8, “Financial Statements and Supplementary Data” - Note 4 of Notes to Consolidated Financial Statements) or securities of issuers that are experiencing cash flow difficulty to an extent that the Company’s management believes could threaten the issuer’s ability to meet debt service payments, except where other-than-temporary impairments have been recognized.

The Company’s investment portfolio includes structured commercial mortgage-backed securities (“CMBS”) with a book value of $294.6 million and a market value of $320.1 million.  CMBS securities comprising more than 59% of the December 31, 2012 market value are rated AAA by Standard & Poor’s Financial Services LLC (“Standard & Poor’s”).  Furthermore, securities comprising more than 91% of the market value are rated investment grade by Standard & Poor’s.

At December 31, 2012, the Company’s fixed maturity portfolio included $1.6 million in book value of asset-backed securities with sub-prime mortgage loan exposure and the market value of these investments was $2.0 million.  Sub-prime mortgage loans generally represent loans made to borrowers with limited or blemished credit records.

The following table reflects investment results for the Company for the periods indicated:

	December 31,
				Pre-tax	Pre-tax
		Pre-tax	Pre-tax	Realized Net	Unrealized Net
	Average	Investment	Effective	Capital (Losses)	Capital Gains
(Dollars in millions)	Investments (1)	Income (2)	Yield	Gains (3)	(Losses)
2012	$16,220.9	$600.2	3.70%	$164.4	$161.0
2011	15,680.9	620.0	3.95%	6.9	106.6
2010	15,297.4	653.5	4.27%	101.9	48.4
2009	14,472.8	547.8	3.79%	(2.3)	636.7
2008	14,411.8	565.9	3.93%	(695.8)	(310.4)

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
(3) Included in 2012, 2011, 2010, 2009 and 2008, are fair value re-measurements of $118.1 million, ($4.4) million, $70.4 million, $40.2 million and ($276.0) million, respectively.
(Some amounts may not reconcile due to rounding.)

The amortized cost, market value and gross unrealized appreciation and depreciation of available for sale, fixed maturity and equity security investments, carried at market value, are as follows for the periods indicated:

	At December 31, 2012
	Amortized	Unrealized	Unrealized	Market
(Dollars in millions)	Cost	Appreciation	Depreciation	Value
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$302.0	$11.1	$(1.0)	$312.1
Obligations of U.S. states and political subdivisions	1,215.0	78.1	(1.1)	1,292.0
Corporate securities	3,795.0	247.4	(7.1)	4,035.3
Asset-backed securities	169.6	7.3	(0.3)	176.6
Mortgage-backed securities
Commercial	294.6	28.0	(2.5)	320.1
Agency residential	2,091.7	63.8	(3.3)	2,152.2
Non-agency residential	7.7	0.6	(0.2)	8.1
Foreign government securities	1,785.7	133.0	(6.5)	1,912.2
Foreign corporate securities	2,783.6	159.6	(10.1)	2,933.1
Total fixed maturity securities	$12,444.9	$728.9	$(32.1)	$13,141.7
Equity securities	$131.6	$11.9	$-	$143.5

(Some amounts may not reconcile due to rounding.)

	At December 31, 2011
	Amortized	Unrealized	Unrealized	Market
(Dollars in millions)	Cost	Appreciation	Depreciation	Value
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$284.5	$16.4	$(0.3)	$300.6
Obligations of U.S. states and political subdivisions	1,558.6	102.8	(0.5)	1,660.9
Corporate securities	3,495.8	197.9	(27.1)	3,666.6
Asset-backed securities	186.9	7.0	(0.5)	193.4
Mortgage-backed securities
Commercial	310.4	20.9	(9.9)	321.4
Agency residential	2,199.0	86.7	(3.1)	2,282.6
Non-agency residential	53.4	0.5	(0.8)	53.1
Foreign government securities	1,555.7	120.9	(8.4)	1,668.2
Foreign corporate securities	2,086.9	92.0	(32.2)	2,146.7
Total fixed maturity securities	$11,731.2	$645.1	$(82.8)	$12,293.5
Equity securities	$463.6	$4.1	$(18.8)	$448.9

(Some amounts may not reconcile due to rounding.)

The following table represents the credit quality distribution of the Company’s fixed maturities for the periods indicated:

	At December 31,
	2012		2011
(Dollars in millions)	Market	Percent of	Market	Percent of
Rating Agency Credit Quality Distribution (1) :	Value	Total	Value	Total
AAA	$5,097.3	38.8%	$5,518.2	44.9%
AA	2,343.1	17.8%	2,539.4	20.7%
A	2,676.4	20.4%	2,149.6	17.4%
BBB	1,612.6	12.3%	991.3	8.1%
BB	997.2	7.6%	779.3	6.3%
B	337.7	2.6%	282.6	2.3%
Other	77.4	0.5%	33.1	0.3%
Total	$13,141.7	100.0%	$12,293.5	100.0%

(Some amounts may not reconcile due to rounding.)

(1) As of January 1, 2012, the Company modified its credit ratings to reflect the “higher of” basis for securities that are rated by Moody’s and Standard and Poor’s.  The values at December 31, 2011, have been updated for this change in methodology.

The following table summarizes fixed maturities by contractual maturity for the periods indicated:

	At December 31,
	2012		2011
	Market	Percent of	Market	Percent of
(Dollars in millions)	Value	Total	Value	Total
Fixed maturity securities - available for sale
Due in one year or less	$957.7	7.3%	$494.9	4.0%
Due after one year through five years	5,741.3	43.7%	5,268.8	42.9%
Due after five years through ten years	2,511.5	19.1%	2,325.1	18.9%
Due after ten years	1,274.2	9.7%	1,354.2	11.0%
Asset-backed securities	176.6	1.3%	193.4	1.6%
Mortgage-backed securities	2,480.4	18.9%	2,657.1	21.6%
Total fixed maturity securities	$13,141.7	100.0%	$12,293.5	100.0%

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

All of the below-mentioned ratings are continually monitored and revised, if necessary, by each of the rating agencies.  The ratings presented in the following table were in effect as of February 28, 2013.

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

However, during the fourth quarter of 2012, the industry sustained significant losses from Superstorm Sandy and also sustained significant losses during 2011 from Australian floods, the New Zealand earthquake, the earthquake and tsunami in Japan, storms in the U.S., and the Thailand floods.  It is too early to determine the longer term impact on market conditions as a result of these events.  While the 2011 events have resulted in meaningful rate increases for catastrophe coverages in some global catastrophe prone regions, particularly areas impacted by these losses, whether the magnitude of these 2012 and 2011 losses is sufficient to increase rates and improve market conditions for other lines of business remains to be seen.

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

Employees.
As of February 1, 2013, the Company employed 1,039 persons.  Management believes that employee relations are good.  None of the Company’s employees are subject to collective bargaining agreements, and the Company is not aware of any current efforts to implement such agreements.

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

Under Bermuda law, Bermuda Re and Everest International are unable to declare or make payment of a dividend if they fail to meet their minimum solvency margin or minimum liquidity ratio.  As a long term insurer, Bermuda Re is also unable to declare or pay a dividend to anyone who is not a policyholder unless, after payment of the dividend, the value of the assets in their long term business fund, as certified by their approved actuary, exceeds their liabilities for long term business by at least the $250,000 minimum solvency margin.  Prior approval of the Bermuda Monetary Authority is required if Bermuda Re’s or Everest International’s dividend payments would exceed 25% of their prior year end statutory capital and surplus.  At December 31, 2012, Bermuda Re and Everest International exceeded their solvency and liquidity requirements by a significant margin.

The payment of dividends to Holdings by Everest Re is subject to limitations imposed by Delaware law.  Generally, Everest Re may only pay dividends out of its statutory earned surplus, which was $2,613.0 million at December 31, 2012, and only after it has given 10 days prior notice to the Delaware Insurance Commissioner.  During this 10-day period, the Commissioner may, by order, limit or disallow the payment of ordinary dividends if the Commissioner finds the insurer to be presently or potentially in financial distress.  Further, the maximum amount of dividends that may be paid without the prior approval of the Delaware Insurance Commissioner in any twelve month period is the greater of (1) 10% of the insurer’s statutory surplus as of the end of the prior calendar year or (2) the insurer’s statutory net income (loss), not including realized capital gains (losses), for the prior calendar year.  Accordingly, the maximum amount that will be available for the payment of dividends by Everest Re in 2013 without triggering the requirement for prior approval of regulatory authorities in connection with a dividend is $359.0 million.

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

Bermuda Re is also registered under the Act as long term insurer and is thereby authorized to write life and annuity business.  As a long term insurer, Bermuda Re is required to maintain $250,000 in statutory capital separate from their Class 4 minimum statutory capital and surplus, to maintain long term business funds, to separately account for this business and to have an approved actuary prepare a certificate concerning their long term business assets and liabilities to be filed annually.  Bermuda Re’s operations in the United Kingdom and worldwide are subject to regulation by the Financial Services Authority (the “FSA”).  The FSA imposes solvency, capital adequacy, audit, financial reporting and other regulatory requirements on insurers transacting business in the United Kingdom.  Bermuda Re presently meets or exceeds all of the FSA’s solvency and capital requirements.

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

Everest Re is licensed as a property and casualty reinsurer in Canada. It is also authorized to conduct reinsurance business in Singapore and Brazil.  Everest Re can also write reinsurance in other foreign countries. Because some jurisdictions require a reinsurer to register in order to be an acceptable market for local insurers, Everest Re is registered as a foreign insurer and/or reinsurer in the following countries: Argentina, Bolivia, Chile, Colombia, Ecuador, El Salvador, Guatemala, Honduras, Mexico, Peru, Venezuela and the Philippines. Everest National is licensed in 50 states and the District of Columbia.  Everest Indemnity is licensed in Delaware and is eligible to write insurance on a surplus lines basis in 49 states, the District of Columbia and Puerto Rico.  Everest Security is licensed in Georgia and Alabama.  Mt. McKinley is licensed in Delaware and California.  Bermuda Re and Everest International are registered as Class 4 insurers in Bermuda, and Bermuda Re is also registered as a long term insurer in Bermuda.  Bermuda Re is also an authorized reinsurer in the U.K.  Ireland Re is licensed to write non-life reinsurance for the London and European markets.  Everest Canada is licensed to write property and casualty insurance in Canada.

Periodic Examinations.  Everest Re, Everest National, Everest Indemnity, Everest Security and Mt. McKinley are subject to periodic financial examination (usually every three years) of their affairs by the insurance departments of the states in which they are licensed, authorized or accredited.  Everest Re’s, Everest National’s, Everest Security’s, Everest Indemnity’s and Mt. McKinley’s last examination reports were as of December 31, 2010.  None of these reports contained any material findings or recommendations.  In addition, U.S. insurance companies are subject to examinations by the various state insurance departments where they are licensed concerning compliance with applicable conduct of business regulations.

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

Based on their financial positions at December 31, 2012, Everest Re, Everest National, Everest Indemnity and Everest Security significantly exceed the minimum thresholds.  Since Mt. McKinley ceased writing new and renewal insurance in 1985, its domiciliary regulator, the Delaware Insurance Commissioner, has exempted Mt. McKinley from complying with RBC requirements.

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

Available Information.
The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments to those reports are available free of charge through the Company’s internet website at http://www.everestregroup.com as soon as reasonably practicable after such reports are electronically filed with the Securities and Exchange Commission (the “SEC”).

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

Calendar year:	Pre-tax catastrophe losses
(Dollars in millions)
2012	$410.0
2011	1,300.4
2010	571.1
2009	67.4
2008	364.3

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

We are required to maintain reserves to cover our estimated ultimate liability of losses and LAE for both reported and unreported claims incurred.  These reserves are only estimates of what we believe the settlement and administration of claims will cost based on facts and circumstances known to us.  In setting reserves for our reinsurance liabilities, we rely on claim data supplied by our ceding companies and brokers and we employ actuarial and statistical projections.  The information received from our ceding companies is not always timely or accurate, which can contribute to inaccuracies in our loss projections.  Because of the uncertainties that surround our estimates of loss and LAE reserves, we cannot be certain that ultimate losses and LAE payments will not exceed our estimates.  If our reserves are deficient, we would be required to increase loss reserves in the period in which such deficiencies are identified which would cause a charge to our earnings and a reduction of capital.  By way of illustration, during the past five calendar years, the reserve re-estimation process resulted in a decrease to our pre-tax net income in three of the years:

Calendar year:	Effect on pre-tax net income
(Dollars in millions)
2012	$3.7	increase
2011	3.7	decrease
2010	30.9	increase
2009	128.8	decrease
2008	34.9	decrease

See ITEM 1,  “Business - Changes in Historical Reserves,” which provides a more detailed chart showing the effect of reserve re-estimates on calendar year operating results for the past ten years.

The difficulty in estimating our reserves is significantly more challenging as it relates to reserving for potential A&E liabilities. At year-end 2012, 4.4% of our gross reserves were comprised of A&E reserves. A&E liabilities are especially hard to estimate for many reasons, including the long delays between exposure and manifestation of any bodily injury or property damage, difficulty in identifying the source of the asbestos or environmental contamination, long reporting delays and difficulty in properly allocating liability for the asbestos or environmental damage.  Legal tactics and judicial and legislative developments affecting the scope of insurers’ liability, which can be difficult to predict, also contribute to uncertainties in estimating reserves for A&E liabilities.

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

We are generally less reliant on the purchase of reinsurance than many of our competitors, in part because of our strategic emphasis on underwriting discipline and management of the cycles inherent in our business.  We try to separate our risk taking process from our risk mitigation process in order to avoid developing too great a reliance on reinsurance.  We generally purchase reinsurance from other third parties only when we expect a net benefit.  The percentage of business that we reinsure may vary considerably from year to year, depending on our view of the relationship between cost and expected benefit for the contract period.

	2012	2011	2010	2009	2008
Percentage of ceded written premiums to gross written premiums	5.3%	4.1%	6.1%	4.8%	4.7%

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

According to Standard & Poor’s, we rank among the top ten global reinsurance groups, where more than two-thirds of the market share is concentrated.  The worldwide net premium written by the traditional reinsurance market, for both life and non-life business, was estimated to be $174 billion in 2011 according to data compiled by Standard & Poor’s.  The top twenty-five groups in our industry represent just over 90% of these revenues.  The leaders in this market are Munich Re, Swiss Re, Berkshire Hathaway Inc., Hannover Ruckversicherung AG, and syndicates at Lloyd’s.  Some of these competitors have greater financial resources than we do and have established long term and continuing business relationships throughout the industry, which can be a significant competitive advantage.  In addition, the lack of strong barriers to entry into the reinsurance business and the potential for securitization of reinsurance and insurance risks through capital markets provide additional sources of potential reinsurance and insurance capacity and competition.

We are dependent on our key personnel.

Our success has been, and will continue to be, dependent on our ability to retain the services of existing key executive officers and to attract and retain additional qualified personnel in the future.  The loss of the services of any key executive officer or the inability to hire and retain other highly qualified personnel in the future could adversely affect our ability to conduct business.  Generally, we consider key executive officers to be those individuals who have the greatest influence in setting overall policy and controlling operations: Chairman and Chief Executive Officer, Joseph V. Taranto (age 63), President, Dominic J. Addesso (age 59) and Executive Vice President and Chief Financial Officer, Craig Howie (age 49).  We currently have employment contracts with Mr. Taranto and Mr. Addesso.  Mr. Taranto’s contract was filed with the SEC and provides for terms of employment ending on December 31, 2013.  Mr. Addesso’s contract was filed with the SEC and provides for terms of employment ending December 31, 2016.

Special considerations apply to our Bermuda operations.  Under Bermuda law, non-Bermudians, other than spouses of Bermudians and individuals holding permanent or working resident certificates, are not permitted to engage in any gainful occupation in Bermuda without a work permit issued by the Bermuda government.  A work permit is only granted or extended if the employer can show that, after a proper public advertisement, no Bermudian, spouse of a Bermudian or individual holding a permanent or working resident certificate is available who meets the minimum standards reasonably required for the position.  The Bermuda government places a six-year term limit on individuals with work permits, subject to specified exemptions for persons deemed to be key employees of businesses with a significant physical presence in Bermuda.  Currently, all four of our Bermuda-based professional employees who require work permits have been granted permits by the Bermuda government that expire at various times between September 2013 and May 2015.  This includes Mark de Saram, the chief executive officer of our Bermuda reinsurance operation.  In the event his work permit were not renewed, we could lose his services, thereby adversely affecting our ability to conduct our business in Bermuda until we were able to replace him with an individual in Bermuda who did not require a work permit or who was granted the permit.  The Company has an employment contract with Mr. de Saram, which was filed with the SEC and provides for term of employment ending on November 1, 2014.

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

The majority of our fixed income securities are classified as available for sale and temporary changes in the market value of these investments are reflected as changes to our shareholders’ equity.  Our actively managed equity security portfolios are fair valued and any changes in fair value are reflected as net realized capital gains or losses.  As a result, a decline in the value of our securities reduces our capital or could cause us to incur a loss.

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

	At
(Dollars in millions)	December 31, 2012	% of Total
Mortgage-backed securities:
Commercial	$320.1	1.9%
Agency residential	2,152.2	13.0%
Non-agency residential	8.1	0.0%
Other asset-backed	176.6	1.1%
Total asset-backed	2,657.0	16.0%
Other fixed income	10,484.7	63.3%
Total fixed income, at market value	13,141.7	79.3%
Fixed maturities, at fair value	41.5	0.3%
Equity securities, at market value	143.4	0.9%
Equity securities, at fair value	1,255.6	7.5%
Other invested assets	596.6	3.6%
Cash and short-term investments	1,397.4	8.4%
Total investments and cash	$16,576.2	100.0%

(Some amounts may not reconcile due to rounding.)

We may experience foreign currency exchange losses that reduce our net income and capital levels.

Through our Bermuda and international operations, we conduct business in a variety of foreign (non-U.S.) currencies, principally the Euro, the British pound, the Canadian dollar, and the Singapore dollar. Assets, liabilities, revenues and expenses denominated in foreign currencies are exposed to changes in currency exchange rates. Our functional currency is the U.S. dollar, and exchange rate fluctuations relative to the U.S. dollar may materially impact our results and financial position. In 2012, we wrote approximately 31.0% of our coverages in non-U.S. currencies; as of December 31, 2012, we maintained approximately 17.3% of our investment portfolio in investments denominated in non-U.S. currencies.  During 2012, 2011 and 2010, the impact on our quarterly pre-tax net income from exchange rate fluctuations ranged from a loss of $17.0 million to a gain of $31.8 million.

We are subject to cybersecurity risks that could negatively impact our business operations.

We are dependent upon our information technology platform, including our processing systems, data and electronic transmissions in our business operations.  Security breaches could expose us to the loss or misuse of our information, litigation and potential liability.  In addition, cyber incidents that impact the availability, reliability, speed, accuracy or other proper functioning of these systems could have a significant negative impact on our operations and possibly our results.  An incident could also result in a violation of applicable privacy and other laws, damage our reputation, cause a loss of customers or give rise to monetary fines and other penalties, which could be significant.  Management is not aware of a cybersecurity incident that has had a material impact on our operations.

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

As a result of the recent dislocation of the financial markets, Congress and the Presidential administration in the United States, are contemplating changes in the way the financial services industry is regulated.  It is possible that insurance regulation will be drawn into this process, and that federal regulatory initiatives in the insurance industry could emerge.  In addition, regulatory bodies in Europe are developing a new capital adequacy directive for insurers and reinsurers.  The future impact of such initiatives, if any, on our operation, net income (loss) or financial condition cannot be determined at this time.

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

As of December 31, 2012, Holdings owned 9,719,971 or 15.9% of the outstanding common shares of Group.  Under Group’s bye-laws, the total voting power of any shareholder owning more than 9.9% of the common shares is reduced to 9.9% of the total voting power of the common shares.  Nevertheless, Holdings, which is controlled by Group, has the ability to vote 9.9% of the total voting power of Group’s common shares, which may have an impact on securing approval of shareholder proposals that Group’s management supports.

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

Group and Bermuda Re are not subject to income or profits tax, withholding tax or capital gains taxes in Bermuda.  Both companies have received an assurance from the Bermuda Minister of Finance under The Exempted Undertakings Tax Protection Amendment Act of 2011 to the effect that if any legislation is enacted in Bermuda that imposes any tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then that tax will not apply to us or to any of our operations or our shares, debentures or other obligations until March 31, 2035.  This assurance does not prevent the application of any of those taxes to persons ordinarily resident in Bermuda and does not prevent the imposition of any tax payable in accordance with the provisions of The Land Tax Act 1967 of Bermuda or otherwise payable in relation to any land leased to Group or Bermuda Re.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Everest Re’s corporate offices are located in approximately 230,500 square feet of leased office space in Liberty Corner, New Jersey.  Bermuda Re’s corporate offices are located in approximately 3,600 total square feet of leased office space in Hamilton, Bermuda.  The Company’s other twenty locations occupy a total of approximately 152,300 square feet, all of which are leased.  Management believes that the above-described office space is adequate for its current and anticipated needs.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.
The common shares of Group trade on the New York Stock Exchange under the symbol, “RE”.  The quarterly high and low market prices of Group’s common shares for the periods indicated were:

	2012		2011
	High	Low	High	Low
First Quarter	$93.87	$83.35	$90.58	$81.61
Second Quarter	105.13	92.45	93.76	80.55
Third Quarter	110.89	100.30	83.47	73.50
Fourth Quarter	114.60	101.72	92.60	76.63

Number of Holders of Common Shares.
The number of record holders of common shares as of February 1, 2013 was 92.  That number does not include the beneficial owners of shares held in “street” name or held through participants in depositories, such as The Depository Trust Company.

Dividend History and Restrictions.
In 1995, the Board of Directors of the Company established a policy of declaring regular quarterly cash dividends and has paid a regular quarterly dividend in each quarter since the fourth quarter of 1995.  The Company declared and paid its regular quarterly cash dividend of $0.48 per share for each of the four quarters of 2012 and 2011.  On February 20, 2013, the Company’s Board of Directors declared a dividend of $0.48 per share, payable on or before March 20, 2013 to shareholders of record on March 6, 2013.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares (or
			Purchased as Part	Units) that May Yet
	Total Number of		of Publicly	Be Purchased Under
	Shares (or Units)	Average Price Paid	Announced Plans or	the Plans or
Period	Purchased	per Share (or Unit)	Programs	Programs (1)
January 1 - 31, 2012	-	$-	-	2,274,947
February 1 - 29, 2012	587,469	$89.5178	558,400	6,716,547
March 1 - 31, 2012	819,029	$91.5741	819,029	5,897,518
April 1 - 30, 2012	-	$-	-	5,897,518
May 1 - 31, 2012	477,098	$100.0171	476,000	5,421,518
June 1 - 30, 2012	514,957	$101.7417	514,957	4,906,561
July 1 - 31, 2012	74,135	$104.9270	-	4,906,561
August 1 - 31, 2012	-	$-	-	4,906,561
September 1 - 30, 2012	232,355	$109.2467	229,100	4,677,461
October 1 - 31, 2012	-	$-	-	4,677,461
November 1 - 30, 2012	252,927	$107.1269	252,064	4,425,397
December 1 - 31, 2012	143,507	$108.9761	118,875	4,306,522
Total	3,101,477	$-	2,968,425	4,306,522

(1)       On September 21, 2004, the Company’s board of directors approved an amended share repurchase program authorizing the Company and/or its subsidiary Holdings to purchase up to an aggregate of 5,000,000 of the Company’s common shares through open market transactions, privately negotiated transactions or both.  On July 21, 2008, the Company’s executive committee of the board of directors approved an amendment to the September 21, 2004 share repurchase program authorizing the Company and/or its subsidiary Holdings to purchase up to an aggregate of 10,000,000 of the Company’s common shares (recognizing that the number of shares authorized for repurchase has been reduced by those shares that have already been purchased) in open market transactions, privately negotiated transactions or both.  On February 24, 2010, the Company’s executive committee of the board of directors approved an amendment to the September 21, 2004, share repurchase program and the July 21, 2008, amendment authorizing the Company and/or its subsidiary Holdings, to purchase up to 15,000,000 of the Company’s common shares (recognizing that the number of shares authorized for repurchase has been reduced by those shares that have already been purchased) in open market transactions, privately negotiated transactions or both.  On February 22, 2012, the Company’s executive committee of the Board of Directors approved an amendment to the September 21, 2004 share repurchase program, the July 21, 2008 amendment and the February 24, 2010 amendment authorizing the Company and/or its subsidiary Holdings, to purchase up to 20,000,000 of the Company’s common shares (recognizing that the number of shares authorized for repurchase has been reduced by those shares that have already been purchased) in open market transactions, privately negotiated transactions or both.  Through February 22, 2013, the Company purchased an additional 916,993 shares as part of the share repurchase program

Recent Sales of Unregistered Securities.

None.

Performance Graph.
The following Performance Graph compares cumulative total shareholder returns on the Common Shares (assuming reinvestment of dividends) from December 31, 2007 through December 31, 2012, with the cumulative total return of the Standard & Poor’s 500 Index and the Standard & Poor’s Insurance (Property and Casualty) Index.

	12/07	12/08	12/09	12/10	12/11	12/12
Everest Re Group, Ltd.	100.00	77.67	89.71	90.97	92.23	122.94
S&P 500	100.00	63.00	79.67	91.67	93.61	108.59
S&P Property & Casualty Insurance	100.00	70.59	79.30	86.39	86.18	103.51

*$100 invested on 12/31/07 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2013 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated GAAP financial data of the Company as of and for the years ended December 31, 2012, 2011, 2010, 2009 and 2008, were derived from the audited consolidated financial statements of the Company.  The following financial data should be read in conjunction with the Consolidated Financial Statements and accompanying notes.

	Years Ended December 31,
(Dollars in millions, except per share amounts)	2012	2011	2010	2009	2008
Operating data:
Gross written premiums	$4,310.5	$4,286.2	$4,200.7	$4,129.0	$3,678.1
Net written premiums	4,081.1	4,108.9	3,945.6	3,929.8	3,505.2
Premiums earned	4,164.6	4,101.3	3,934.6	3,894.1	3,694.3
Net investment income	600.2	620.0	653.5	547.8	565.9
Realized gain on debt repurchase	-	-	-	78.3	-
Net realized capital gains (losses)	164.4	6.9	101.9	(2.3)	(695.8)
Incurred losses and loss adjustment
expenses (including catastrophes)	2,745.3	3,726.2	2,945.7	2,374.1	2,439.0
Net catastrophe losses (1)	361.1	1,237.6	544.1	65.2	307.2
Commission, brokerage, taxes and fees	952.7	950.5	931.9	928.3	930.7
Other underwriting expenses	207.7	182.4	166.3	167.2	148.5
Corporate expenses	24.0	16.5	14.9	17.6	13.8
Interest, fees and bond issue cost
amortization expense	53.7	52.3	55.8	72.1	79.2
Income (loss) before taxes	939.5	(233.9)	591.2	939.3	(83.6)
Income tax expense (benefit)	110.6	(153.5)	(19.5)	132.3	(64.8)
Net income (loss) (2)	829.0	(80.5)	610.8	807.0	(18.8)

EARNINGS PER COMMON SHARE:
Basic (3)	$15.85	$(1.49)	$10.73	$13.26	$(0.30)

Diluted (4)	$15.79	$(1.49)	$10.70	$13.22	$(0.30)

Dividends declared	$1.92	$1.92	$1.92	$1.92	$1.92

Certain GAAP financial ratios: (5)
Loss ratio	65.9%	90.9%	74.9%	61.0%	66.0%
Other underwriting expense ratio	27.9%	27.6%	27.9%	28.1%	29.2%
Combined ratio (2)	93.8%	118.5%	102.8%	89.1%	95.2%

Balance sheet data (at end of period):
Total investments and cash	$16,576.2	$15,797.4	$15,365.0	$14,918.8	$13,714.3
Total assets	19,777.9	18,893.6	18,384.2	17,970.9	16,814.3
Loss and LAE reserves	10,069.1	10,123.2	9,340.2	8,937.9	8,840.7
Total debt	818.2	818.1	868.1	1,018.0	1,179.1
Total liabilities	13,044.4	12,822.2	12,100.7	11,869.2	11,853.9
Shareholders' equity	6,733.5	6,071.4	6,283.5	6,101.7	4,960.4
Book value per share (6)	130.96	112.99	115.45	102.87	80.77
_______________________________________

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

(2)	Some amounts may not reconcile due to rounding.
(3)	Based on weighted average basic common shares outstanding of 51.9 million, 53.8 million, 56.6 million, 60.7 million and 61.7 million for 2012, 2011, 2010, 2009 and 2008, respectively.
(4)
Based on weighted average diluted common shares outstanding of 52.1 million, 56.8 million and 60.8 million for 2012, 2010, and 2009, respectively.  Diluted calculation was not applicable for 2011 and 2008.

(5)
Loss ratio is the GAAP losses and LAE incurred as a percentage of GAAP net premiums earned.  Underwriting expense ratio is the GAAP commissions, brokerage, taxes, fees and other underwriting expenses as a percentage of GAAP net premiums earned.  Combined ratio is the sum of the loss ratio and underwriting expense ratio.

(6)	Based on $51.4 million, $53.7 million, $54.4 million, 59.3 million and 61.4 million common shares outstanding for December 31, 2012, 2011, 2010, 2009 and 2008, respectively.

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

However, during the fourth quarter of 2012, the industry sustained significant losses from Superstorm Sandy and also sustained significant losses during 2011 from Australian floods, the New Zealand earthquake, the earthquake and tsunami in Japan, storms in the U.S., and the Thailand floods.  It is too early to determine the longer term impact on market conditions as a result of these events.  While the 2011 events have resulted in meaningful rate increases for catastrophe coverages in some global catastrophe prone regions, particularly areas impacted by these losses, whether the magnitude of these 2012 and 2011 losses is sufficient to increase rates and improve market conditions for other lines of business remains to be seen.

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

	Years Ended December 31,			Percentage Increase/(Decrease)
(Dollars in millions)	2012	2011	2010	2012/2011	2011/2010
Gross written premiums	$4,310.5	$4,286.2	$4,200.7	0.6%	2.0%
Net written premiums	4,081.1	4,108.9	3,945.6	-0.7%	4.1%

REVENUES:
Premiums earned	$4,164.6	$4,101.3	$3,934.6	1.5%	4.2%
Net investment income	600.2	620.0	653.5	-3.2%	-5.1%
Net realized capital gains (losses)	164.4	6.9	101.9	NM	-93.2%
Net derivative gain (loss)	(9.7)	(11.3)	(1.1)	-13.5%	NM
Other income (expense)	3.3	(23.1)	16.9	-114.4%	-236.4%
Total revenues	4,922.8	4,694.0	4,705.8	4.9%	-0.3%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	2,745.3	3,726.2	2,945.7	-26.3%	26.5%
Commission, brokerage, taxes and fees	952.7	950.5	931.9	0.2%	2.0%
Other underwriting expenses	207.7	182.4	166.3	13.8%	9.7%
Corporate expenses	24.0	16.5	14.9	45.7%	10.4%
Interest, fees and bond issue cost amortization expense	53.7	52.3	55.8	2.6%	-6.3%
Total claims and expenses	3,983.3	4,927.9	4,114.6	-19.2%	19.8%

INCOME (LOSS) BEFORE TAXES	939.5	(233.9)	591.2	NM	-139.6%
Income tax expense (benefit)	110.6	(153.5)	(19.5)	-172.1%	NM
NET INCOME (LOSS)	$829.0	$(80.5)	$610.8	NM	-113.2%

RATIOS:				Point Change
Loss ratio	65.9%	90.9%	74.9%	(25.0)	16.0
Commission and brokerage ratio	22.9%	23.2%	23.7%	(0.3)	(0.5)
Other underwriting expense ratio	5.0%	4.4%	4.2%	0.6	0.2
Combined ratio	93.8%	118.5%	102.8%	(24.7)	15.7

	At December 31,			Percentage Increase/(Decrease)
(Dollars in millions, except per share amounts)	2012	2011	2010	2012/2011	2011/2010
Balance sheet data:
Total investments and cash	$16,576.2	$15,797.4	$15,365.0	4.9%	2.8%
Total assets	19,777.9	18,893.6	18,384.2	4.7%	2.8%
Loss and loss adjustment expense reserves	10,069.1	10,123.2	9,340.2	-0.5%	8.4%
Total debt	818.2	818.1	868.1	0.0%	-5.8%
Total liabilities	13,044.4	12,822.2	12,100.7	1.7%	6.0%
Shareholders' equity	6,733.5	6,071.4	6,283.5	10.9%	-3.4%
Book value per share	130.96	112.99	115.45	15.9%	-2.1%

(NM, not meaningful)
(Some amounts may not reconcile due to rounding.)

Revenues.
Premiums.  Gross written premiums increased by 0.6% to $4,310.5 million in 2012, compared to $4,286.2 million in 2011, reflecting a $97.5 million increase in our insurance business, partially offset by a $73.1 million decrease in our reinsurance business. The increase in insurance premiums was primarily due to the growth in crop and primary A&H medical stop loss insurance, partially offset by the termination and runoff of several large casualty programs.  The decrease in reinsurance premiums was primarily due to the non-renewal of a large Florida quota share reinsurance contract and a $42.5 million decline due to movement in foreign exchange rates, partially offset by increases in new business and rate increases on renewals, particularly for catastrophe exposed contracts.  Eliminating the effects of reinstatement premiums, which were higher in 2011 due to a higher level of catastrophe losses, and foreign currency fluctuations, gross written premiums were up 2% year over year.  Net written premiums decreased 0.7% to $4,081.1 million in 2012 compared to $4,108.9 million in 2011.  The variance between the changes in gross and net written premiums was primarily attributable to the growth in the crop business, for which the Company uses a higher level of reinsurance.  Premiums earned increased by 1.5% to $4,164.6 million in 2012, compared to $4,101.3 million in 2011.  The fluctuations in premiums earned in comparison to net written premiums were primarily attributable to changes in the mix of business, particularly crop insurance which has a different premiums earning pattern.

Gross written premiums increased by 2.0% to $4,286.2 million in 2011, compared to $4,200.7 million in 2010, reflecting a $110.3 million increase in our insurance business, partially offset by a $24.8 million decrease in our reinsurance business.  The year over year increase in insurance premiums was primarily due to the acquisition of Heartland, which provided $169.6 million of new crop insurance business, our recent initiative in primary medical stop loss insurance, which added $54.0 million of premium and improved premium rates on our California workers’ compensation business, partially offset by our reduced participation on a large casualty program.  The decrease in reinsurance premiums was due to the continued reduction in U.S. casualty business, the loss of several large crop reinsurance contracts, as well as the planned reduction of catastrophe exposed business in certain territories, partially offset by higher reinstatement premiums, $35.8 million, resulting from catastrophe losses and favorable foreign exchange impact year over year of $49.3 million.  Net written premiums increased by 4.1% to $4,108.9 million in 2011 compared to $3,945.6 million in 2010.  The larger increase in net written premiums relative to the change in gross written premiums was due to a lower level of ceded reinsurance in the Insurance segment due to the planned reduction in one casualty program. Premiums earned increased by 4.2% to $4,101.3 million in 2011, compared to $3,934.6 million in 2010.  The change in premiums earned is consistent with the increase in net written premiums.

Net Investment Income.  Net investment income decreased by 3.2% to $600.2 million in 2012 compared with net investment income of $620.0 million in 2011.  Net pre-tax investment income, as a percentage of average invested assets, was 3.9% in 2012 compared to 4.1% in 2011.  The decline in income and yield was primarily the result of lower reinvestment rates for the fixed income portfolio, partially offset by an increase in our limited partnership income.

Net investment income decreased by 5.1% to $620.0 million in 2011 compared with net investment income of $653.5 million in 2010, primarily as a result of a $13.9 million decrease in investment income from our limited partnership investments and the effects of lower reinvestment rates in 2011.  Net pre-tax investment income, as a percentage of average invested assets, was 4.1% in 2011 compared to 4.5% in 2010.  The variance in this yield was primarily the result of fluctuations in our limited partnership income.

Net Realized Capital Gains (Losses).  Net realized capital gains were $164.4 million, $6.9 million and $101.9 million in 2012, 2011 and 2010, respectively.  The $164.4 million was comprised of $118.1 million of gains from fair value re-measurements and $56.3 million of net realized capital gains from sales on our fixed maturity and equity securities, which were partially offset by $10.0 million of other-than-temporary impairments.  The net realized capital gains of $6.9 million in 2011 were the result of $27.5 million of net realized capital gains from sales on our fixed maturity and equity securities which was partially offset by $4.4 million of losses from fair value re-measurements and $16.2 million of other-than-temporary impairments.  The net realized capital gains of $101.9 million in 2010 were the result of $70.4 million of gains in fair value re-measurements and $34.5 million of net realized capital gains from sales on our fixed maturity and equity securities, which were partially offset by $3.0 million of other-than-temporary impairments.

Net Derivative Gain (Loss).  In 2005 and prior, we sold seven equity index put option contracts, which remain outstanding.  These contracts meet the definition of a derivative in accordance with FASB guidance and as such, are fair valued each quarter with the change recorded as net derivative gain or loss in the consolidated statements of operations and comprehensive income (loss).  As a result of these adjustments in value, we recognized net derivative losses of $9.7 million, $11.3 million and $1.1 million in 2012, 2011 and 2010, respectively.  The change in the fair value of these equity index put option contracts is indicative of the change in the equity markets and interest rates over the same periods.

Other Income (Expense).  We recorded other income of $3.3 million in 2012, other expense of $23.1 million in 2011 and other income of $16.9 million in 2010.  The changes were primarily the result of fluctuations in foreign currency exchange rates for the corresponding periods.

Claims and Expenses.
Incurred Losses and Loss Adjustment Expenses.  The following table presents our incurred losses and loss adjustment expenses (“LAE”) for the periods indicated.

	Years Ended December 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2012
Attritional (a)	$2,338.9	56.2%		$(3.8)	-0.1%		$2,335.1	56.1%
Catastrophes	410.0	9.8%		-	0.0%		410.0	9.8%
A&E	-	0.0%		0.1	0.0%		0.1	0.0%
Total	$2,748.9	66.0%		$(3.7)	-0.1%		$2,745.3	65.9%

2011
Attritional (a)	$2,422.1	59.1%		$2.9	0.1%		$2,425.0	59.2%
Catastrophes	1,300.4	31.7%		-	0.0%		1,300.4	31.7%
A&E	-	0.0%		0.8	0.0%		0.8	0.0%
Total	$3,722.5	90.8%		$3.7	0.1%		$3,726.2	90.9%

2010
Attritional (a)	$2,390.1	60.8%		$(15.4)	-0.4%		$2,374.7	60.4%
Catastrophes	586.5	14.9%		(15.4)	-0.4%		571.1	14.5%
A&E	-	0.0%		-	0.0%		-	0.0%
Total	$2,976.6	75.7%		$(30.8)	-0.8%		$2,945.7	74.9%

Variance 2012/2011
Attritional (a)	$(83.2)	(2.9)	pts	$(6.7)	(0.2)	pts	$(89.9)	(3.1)	pts
Catastrophes	(890.4)	(21.9)	pts	-	-	pts	(890.4)	(21.9)	pts
A&E	-	-	pts	(0.7)	-	pts	(0.7)	-	pts
Total	$(973.6)	(24.8)	pts	$(7.4)	(0.2)	pts	$(980.9)	(25.0)	pts

Variance 2011/2010
Attritional (a)	$32.0	(1.7)	pts	$18.3	0.5	pts	$50.3	(1.2)	pts
Catastrophes	713.9	16.8	pts	15.4	0.4	pts	729.3	17.2	pts
A&E	-	-	pts	0.8	-	pts	0.8	-	pts
Total	$745.9	15.1	pts	$34.5	0.9	pts	$780.5	16.0	pts

(a) Attritional losses exclude catastrophe and A&E losses.
(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased by 26.3% to $2,745.3 million for the year ended December 31, 2012 compared to $3,726.2 million in 2011, representing 25.0 loss ratio points. Current year catastrophe losses were lower by $890.4 million, or 21.9 points, period over period.  The $410.0 million of current year catastrophe losses for 2012 related to Superstorm Sandy ($325.0 million), U.S. storms ($60.0 million) and Hurricane Isaac ($25.0 million).  The $1,300.4 million of current year catastrophe losses for 2011 related primarily to the Japanese earthquake and tsunami ($531.7 million), the 2011 New Zealand earthquake ($305.8 million), the Thailand floods ($225.0 million), U.S. storms ($60.6 million), the 2011 Australian floods ($56.1 million) and Hurricane Irene ($38.0 million) as well as $50.0 million of IBNR reserves for these 2011 catastrophe events collectively, which were not allocated to a specific event.  During 2012, $41.0 million of the IBNR reserve was allocated to specific 2011 catastrophes, leaving $9.0 million of unallocated IBNR reserves at December 31, 2012.  Current year attritional losses decreased $83.2 million, representing 2.9 loss ratio points, due to a shift in mix of business towards excess of loss business, which generally has lower attritional losses.

Incurred losses and LAE increased by 26.5% to $3,726.2 million for the year ended December 31, 2011 compared to $2,945.7 million in 2010.  Of the $780.5 million increase, current year catastrophe losses represented $713.9 million, or 16.8 points, period over period, primarily due to the 2011 catastrophe losses discussed above. The $586.5 million of current year catastrophe losses for 2010 related primarily to the Chile earthquake ($416.2 million), the 2010 New Zealand earthquake ($90.0 million), the 2010 Australia hailstorms and floods ($65.3 million) and the Canadian hailstorm ($15.0 million).   In addition, the overall attritional losses increased $50.3 million due, in part, to higher earned premium in the current year, which generated higher attritional losses for the current year, as well as the impact of favorable development in 2010 without comparable favorable development in 2011.

Commission, Brokerage, Taxes and Fees.  Commission, brokerage, taxes and fees increased by 0.2% to $952.7 million for the year ended December 31, 2012 compared to $950.5 million in 2011.  The increase is due primarily to the one-time effect of the non-renewal of a Florida quota share contract and the adoption of new accounting standards concerning the accounting for acquisition costs, which increased expenses in 2012.  The increased expenses resulting from these two factors were partially offset by an increase in excess of loss business which carries a lower commission than pro rata business.

Commission, brokerage, taxes and fees increased by 2.0% to $950.5 million for the year ended December 31, 2011 compared to $931.9 million in 2010 due primarily to the increase in premiums earned.  Conversely, commissions, as a percentage of earned premiums are down for the year driven by a shift in distribution channels on the insurance book, with a greater proportion of the business being accessed directly, at lower commission rates, rather than through managing general agents.  In addition, there was also an impact from a shift in the mix of business due to a higher level of excess loss business in the current year, which carries a lower commission than pro rata business.

Other Underwriting Expenses.  Other underwriting expenses were $207.7 million, $182.4 million and $166.3 million in 2012, 2011, and 2010, respectively.  The increase in other underwriting expenses for 2012 compared to 2011 was mainly due to higher share-based compensation and employee benefit plan expenses.  The increase in other underwriting expenses for 2011 compared to 2010 was mainly due to expenses of Heartland, which was acquired in January, 2011.

Corporate Expenses.  Corporate expenses, which are general operating expenses that are not allocated to segments, were $24.0 million, $16.5 million and $14.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.  The increases in corporate expenses were mainly due to higher share-based compensation expense.

Interest, Fees and Bond Issue Cost Amortization Expense.  Interest, fees and other bond amortization expense was $53.7 million and $52.3 million in 2012 and 2011, respectively.  The increase was primarily due to additional costs for the new Group Credit Facility signed in June, 2012.

Interest, fees and other bond amortization expense was $52.3 million and $55.8 million in 2011 and 2010, respectively.  The decrease was primarily due to the maturing of debt in March, 2010.

Income Tax Expense (Benefit).  We had an income tax expense of $110.6 million in 2012 and income tax benefits of $153.5 million and $19.5 million in 2011 and 2010, respectively.  Our income tax is primarily a function of the statutory tax rates and corresponding pre-tax income in the jurisdictions where we operate, coupled with the impact from tax-preferenced investment income.  Variations in our effective tax rate generally result from changes in the relative levels of pre-tax income among jurisdictions with different tax rates.  The increase in tax expense was mainly due to the improvement in taxable income resulting from lower catastrophe losses in 2012.  The 2012 income tax expense also reflects tax benefits of $17.5 million realized due to corrections of understatements in the deferred tax asset account and $31.9 million of tax benefits from a reduction in our reserve for uncertain tax positions due to the re-measurement of our exposure following the closing of an IRS audit.  The tax benefit in 2010 resulted primarily from a tax audit settlement.

Net Income (Loss).
Our net income was $829.0 million in 2012 and our net loss was $80.5 in 2011.  The increase was primarily driven by the decline in catastrophe losses in 2012.

Our net loss was $80.5 million and our net income was $610.8 million in 2011 and 2010, respectively.  The decrease was primarily driven by an increase in catastrophe losses in 2011.

Ratios.
Our combined ratio decreased by 24.7 points to 93.8% in 2012 compared to 118.5% in 2011.  The loss ratio component decreased 25.0 points in 2012 over the same period last year primarily due to the decline in catastrophe losses in 2012 compared to 2011.  The commission and brokerage ratio component slightly decreased over the same period last year due to an increase in excess of loss business which carries a lower commission than pro rata business, partially offset by the one-time effect of the non-renewal of the Florida quota share and the adoption of new accounting standards concerning the accounting for acquisition costs.  Eliminating the impact of reinstatement premiums, contingent commissions, and these one time items, the commission and brokerage ratio improved 1.5 points to 21.2% driven by the shift in the mix of business.  The other underwriting expense ratio component increased slightly from the same period last year due to higher employee benefit costs.

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

Shareholders’ Equity.
Shareholders’ equity increased by $662.1 million to $6,733.5 million at December 31, 2012 from $6,071.4 million at December 31, 2011, principally as a result of $829.0 million of net income, $154.3 million of unrealized appreciation on investments, net of tax, share-based compensation transactions of $53.5 million, $22.7 million of net foreign currency translation adjustments, partially offset by repurchases of 3.0 million common shares for $290.0 million, $100.4 million of shareholder dividends and $7.0 million of net benefit plan obligation adjustments.

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

Consolidated Investment Results

Net Investment Income.
Net investment income decreased by 3.2% to $600.2 million in 2012 compared to $620.0 million in 2011, primarily due to declines in income from our fixed maturities, reflective of declining reinvestment rates, partially offset by an increase in income from our limited partnership investments.

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

The following table shows the components of net investment income for the periods indicated.

	Years Ended December 31,
(Dollars in millions)	2012	2011	2010
Fixed maturities	$489.8	$522.0	$581.9
Equity securities	59.2	57.6	12.2
Short-term investments and cash	1.3	1.3	0.2
Other invested assets
Limited partnerships	64.9	56.9	70.7
Other	3.9	2.7	1.3
Total gross investment income	619.0	640.4	666.2
Interest debited (credited) and other expense	(18.8)	(20.4)	(12.8)
Total net investment income	$600.2	$620.0	$653.5

(Some amounts may not reconcile due to rounding.)

The following table shows a comparison of various investment yields for the periods indicated.

	2012	2011	2010
Imbedded pre-tax yield of cash and invested assets at December 31	3.5%	3.9%	3.9%
Imbedded after-tax yield of cash and invested assets at December 31	3.0%	3.4%	3.5%

Annualized pre-tax yield on average cash and invested assets	3.9%	4.1%	4.5%
Annualized after-tax yield on average cash and invested assets	3.3%	3.6%	3.9%

Because of our historical income orientation, we have generally managed our investments to maximize reportable income.  The following table provides a comparison of our total return by asset class relative to broadly accepted industry benchmarks for the periods indicated:

	2012	2011	2010
Fixed income portfolio total return	4.8%	4.7%	5.3%
Barclay's Capital - U.S. aggregate index	4.2%	7.8%	6.5%

Common equity portfolio total return	13.8%	2.7%	15.4%
S&P 500 index	16.0%	2.1%	15.1%

Other invested asset portfolio total return	16.0%	13.5%	18.7%

The pre-tax equivalent total return for the bond portfolio was approximately 5.0%, 5.1% and 5.7%, respectively, in 2012, 2011 and 2010.  The pre-tax equivalent return adjusts the yield on tax-exempt bonds to the fully taxable equivalent.

As indicated above, there is a relatively large variation between the total return on our fixed income portfolio for the year ended December 31, 2011 versus the Barclay’s - U.S. aggregate index for the same period.   One of the reasons is that the duration of our portfolio is much shorter than the duration of the index.  Historically, our duration has been shorter than the index because we align our investment portfolio with our liabilities.  In addition, we shortened our duration in anticipation of a reversing trend in interest rate movements.  With interest rates continuing to decline in 2011, the index benefited from its longer duration; however, in the longer term, there will be a benefit from a reduced exposure to unrealized market valuation losses on our fixed income portfolio if interest rates rise.  Our total return was more comparable to the index in 2012 as interest rates remained fairly steady.  The composition of the index is also different from our portfolio as we hold foreign securities to match our foreign liabilities, while the index is comprised of only U.S. securities.

Net Realized Capital Gains (Losses).
The following table presents the composition of our net realized capital gains (losses) for the periods indicated.

	Years Ended December 31,			2012/2011	2011/2010
(Dollars in millions)	2012	2011	2010	Variance	Variance
Gains (losses) from sales:
Fixed maturity securities, market value:
Gains	$31.9	$85.5	$140.2	$(53.6)	$(54.7)
Losses	(17.2)	(65.1)	(112.8)	47.9	47.7
Total	14.7	20.4	27.5	(5.7)	(7.1)

Fixed maturity securities, fair value:
Gains	6.3	1.1	0.8	5.2	0.3
Losses	(0.6)	(2.0)	-	1.4	(2.0)
Total	5.7	(0.9)	0.8	6.6	(1.7)

Equity securities, market value:
Gains	16.7	0.2	0.1	16.5	0.1
Losses	(1.8)	(0.2)	-	(1.6)	(0.2)
Total	14.9	-	0.1	14.9	(0.1)

Equity securities, fair value:
Gains	41.1	16.1	11.4	25.0	4.7
Losses	(20.1)	(8.1)	(5.3)	(12.0)	(2.8)
Total	21.0	8.0	6.1	13.0	1.9

Total net realized capital gains (losses) from sales:
Gains	96.0	102.9	152.6	(6.9)	(49.7)
Losses	(39.6)	(75.4)	(118.1)	35.8	42.7
Total	56.3	27.5	34.5	28.8	(7.0)

Other-than-temporary impairments:	(10.0)	(16.2)	(3.0)	6.2	(13.2)

Gains (losses) from fair value adjustments:
Fixed maturities, fair value	1.9	(15.5)	15.1	17.4	(30.6)
Equity securities, fair value	116.2	11.1	55.3	105.1	(44.2)
Total	118.1	(4.4)	70.4	122.5	(74.8)

Total net realized capital gains (losses)	$164.4	$6.9	$101.9	$157.5	$(95.0)

(Some amounts may not reconcile due to rounding.)

Net realized capital gains were $164.4 million in 2012 compared to net realized capital gains of $6.9 million and $101.9 million in 2011 and 2010, respectively.  In 2012, we recorded $118.1 million of net realized capital gains due to fair value re-measurements on fixed maturity and equity securities and $56.3 million of net realized capital gains from sales of fixed maturity and equity securities, partially offset by $10.0 million of other-than-temporary impairments.  The fixed maturity sales in 2012 related primarily to maintaining a balanced foreign currency exposure and the equity sales related primarily to reducing our equity exposure.  In 2011, we recorded $27.5 million of net realized capital gains from sales of fixed maturity and equity securities, partially offset by $16.2 million of other-than-temporary impairments and $4.4 million of net realized capital losses due to fair value re-measurements on fixed maturity and equity securities.  The gains and losses on the sales of fixed maturity securities included the impact of selling part of our municipal bond portfolio as credit concerns arose in this market sector.  In 2010, we recorded $70.4 million of gains due to fair value re-measurements on fixed maturity and equity securities and $34.5 million of net realized capital gains from sales of fixed maturity and equity securities, partially offset by $3.0 million of other-than-temporary impairments on fixed maturity securities.  The gains on the sales of fixed maturity securities included selling securities in foreign currencies, which reduced our exposure to future currency fluctuations.  The losses included the impact of selling part of our municipal bond portfolio in the latter part of the year as credit concerns arose in this market sector.  We were able to carry these realized losses back for income tax purposes to offset previously realized gains.  This carry back availability expired at the end of 2010.

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

The U.S. Reinsurance operation writes property and casualty reinsurance and specialty lines of business, including Marine, Aviation, Surety and A&H business, on both a treaty and facultative basis, through reinsurance brokers, as well as directly with ceding companies primarily within the U.S.  The International operation writes non-U.S. property and casualty reinsurance through Everest Re’s branches in Canada and Singapore and through offices in Brazil, Miami and New Jersey. The Bermuda operation provides reinsurance and insurance to worldwide property and casualty markets through brokers and directly with ceding companies from its Bermuda office and reinsurance to the United Kingdom and European markets through its UK branch and Ireland Re.  The Insurance operation writes property and casualty insurance, including medical stop loss insurance, directly and through general agents, brokers and surplus lines brokers within the U.S. and Canada.

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

The following discusses the underwriting results for each of our segments for the periods indicated.

U.S. Reinsurance.
The following table presents the underwriting results and ratios for the U.S. Reinsurance segment for the periods indicated.

	Years Ended December 31,			2012/2011		2011/2010
(Dollars in millions)	2012	2011	2010	Variance	% Change	Variance	% Change
Gross written premiums	$1,310.7	$1,346.8	$1,395.4	$(36.1)	-2.7%	$(48.6)	-3.5%
Net written premiums	1,306.5	1,344.3	1,392.6	(37.8)	-2.8%	(48.4)	-3.5%

Premiums earned	$1,416.4	$1,312.7	$1,387.0	$103.7	7.9%	$(74.2)	-5.4%
Incurred losses and LAE	1,050.4	1,034.1	900.9	16.3	1.6%	133.2	14.8%
Commission and brokerage	350.6	327.8	351.6	22.8	7.0%	(23.7)	-6.7%
Other underwriting expenses	44.8	39.3	42.5	5.5	14.0%	(3.2)	-7.6%
Underwriting gain (loss)	$(29.4)	$(88.5)	$91.9	$59.1	-66.8%	$(180.5)	-196.3%

					Point Chg		Point Chg
Loss ratio	74.2%	78.8%	65.0%		(4.6)		13.8
Commission and brokerage ratio	24.8%	25.0%	25.3%		(0.2)		(0.3)
Other underwriting expense ratio	3.1%	2.9%	3.1%		0.2		(0.2)
Combined ratio	102.1%	106.7%	93.4%		(4.6)		13.3

(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums decreased by 2.7% to $1,310.7 million for in 2012 from $1,346.8 million in 2011, primarily due to the non-renewal of a large Florida quota share reinsurance contract, partially offset by increased new business and higher premium rates on renewals, particularly for contracts with catastrophe exposed risks.  Net written premiums decreased 2.8% to $1,306.5 million in 2012 compared to $1,344.3 million in 2011, which is in line with the decrease in gross written premiums.  Premiums earned increased by 7.9% to $1,416.4 million in 2012 compared to $1,312.7 million in 2011.  The variance difference between premiums earned and net written premiums is primarily attributable to the non-renewal of the large Florida quota share reinsurance contract, which had a larger negative impact on gross and net written premiums, increases in new business, rate increases on renewals, particularly for catastrophe exposed contracts and changes in the mix of business.

Gross written premiums decreased by 3.5% to $1,346.8 million in 2011 from $1,395.4 million in 2010, primarily due to reduced reinsurance premiums for A&H, crop and marine business partially offset by a $24.4 million increase in reinstatement premiums due to higher catastrophe loss activity in the period.  Net written premiums decreased 3.5% to $1,344.3 million in 2011 compared to $1,392.6 million for the same period in 2010, which is in line with the decrease in gross written premiums for the year.  Premiums earned decreased by 5.4% to $1,312.7 million in 2011 compared to $1,387.0 million in 2010.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the U.S. Reinsurance segment for the periods indicated.

	Years Ended December 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2012
Attritional	$706.8	49.9%		$(27.3)	-1.9%		$679.5	48.0%
Catastrophes	372.6	26.3%		(1.8)	-0.1%		370.8	26.2%
A&E	-	0.0%		0.1	0.0%		0.1	0.0%
Total segment	$1,079.4	76.2%		$(29.0)	-2.0%		$1,050.4	74.2%

2011
Attritional	$720.3	54.9%		$41.0	3.1%		$761.3	58.0%
Catastrophes	262.0	20.0%		10.8	0.8%		272.8	20.8%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$982.3	74.9%		$51.8	3.9%		$1,034.1	78.8%

2010
Attritional	$796.5	57.4%		$63.7	4.6%		$860.2	62.0%
Catastrophes	31.3	2.3%		9.4	0.7%		40.7	3.0%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$827.8	59.7%		$73.1	5.3%		$900.9	65.0%

Variance 2012/2011
Attritional	$(13.5)	(5.0)	pts	$(68.3)	(5.0)	pts	$(81.8)	(10.0)	pts
Catastrophes	110.6	6.3	pts	(12.6)	(0.9)	pts	98.0	5.4	pts
A&E	-	-	pts	0.1	-	pts	0.1	-	pts
Total segment	$97.1	1.3	pts	$(80.8)	(5.9)	pts	$16.3	(4.6)	pts

Variance 2011/2010
Attritional	$(76.2)	(2.5)	pts	$(22.7)	(1.5)	pts	$(98.9)	(4.0)	pts
Catastrophes	230.7	17.7	pts	1.4	0.1	pts	232.1	17.8	pts
A&E	-	-	pts	-	-	pts	-	-	pts
Total segment	$154.5	15.2	pts	$(21.3)	(1.4)	pts	$133.2	13.8	pts

(Some amounts may not reconcile due to rounding.)
Incurred losses increased by 1.6% to $1,050.4 million in 2012 compared to $1,034.1 in 2011, primarily as a result of the $98.0 million (5.4 points) increase in catastrophe losses.  The $372.6 million of current year catastrophe losses for 2012 related primarily to Superstorm Sandy ($289.0 million), U.S. storm losses ($59.8 million) and Hurricane Isaac ($23.8 million).  The $262.0 million of current year catastrophe losses for 2011 related primarily to the Japanese earthquake and tsunami ($71.5 million), the 2011 New Zealand earthquake ($63.0 million), U.S. tornadoes ($58.2 million), Hurricane Irene ($27.5 million) and the Thailand floods ($17.0 million).  The current year attritional losses decreased $13.5 million due primarily to a shift in business to excess of loss contracts which generally have lower attritional losses than pro rata contracts.

Incurred losses were $133.2 million (13.8 points) higher at $1,034.1 million in 2011 compared to $900.9 million in 2010, primarily as a result of the $230.7 million (17.7 points) increase in current year catastrophe losses, largely due to the 2011 catastrophe losses discussed above. The $31.3 million of current year catastrophe losses for 2010 related primarily to the Chile earthquake ($16.1 million) and the New Zealand earthquake ($15.0 million).  The current year attritional losses decreased $76.2 million (2.5 points), primarily due to a shift in the mix of business, with a higher level of excess of loss business in the current year, which carries a lower attritional loss ratio than pro rata business, coupled with a decline in earned premiums.

Segment Expenses.  Commission and brokerage expenses increased by 7.0% to $350.6 million in 2012 compared to $327.8 million in 2011.  These variances were primarily due to the increase in premiums earned and the effect on commissions resulting from the non-renewal of a Florida quota share contract.  Segment other underwriting expenses increased to $44.8 million in 2012 from $39.3 million in 2011.  These increases were primarily due to higher share-based compensation and employee benefit plan expenses.

Commission and brokerage expenses decreased by 6.7% to $327.8 million in 2011 compared to $351.6 million in 2010, primarily due to the decline in premiums earned and a shift in the mix of business.  Segment other underwriting expenses in 2011 decreased slightly to $39.3 million from $42.5 million in 2010.

International.
The following table presents the underwriting results and ratios for the International segment for the periods indicated.

	Years Ended December 31,			2012/2011		2011/2010
(Dollars in millions)	2012	2011	2010	Variance	% Change	Variance	% Change
Gross written premiums	$1,192.3	$1,238.4	$1,207.0	$(46.1)	-3.7%	$31.5	2.6%
Net written premiums	1,188.7	1,218.6	1,199.6	(29.8)	-2.4%	19.0	1.6%

Premiums earned	$1,214.8	$1,244.5	$1,168.1	$(29.7)	-2.4%	$76.4	6.5%
Incurred losses and LAE	586.3	1,372.3	1,050.1	(786.0)	-57.3%	322.2	30.7%
Commission and brokerage	300.1	311.0	288.4	(10.9)	-3.5%	22.6	7.8%
Other underwriting expenses	29.3	27.3	27.6	2.0	7.3%	(0.3)	-1.2%
Underwriting gain (loss)	$299.1	$(466.1)	$(198.0)	$765.2	-164.2%	$(268.1)	135.4%

					Point Chg		Point Chg
Loss ratio	48.3%	110.3%	89.9%		(62.0)		20.4
Commission and brokerage ratio	24.7%	25.0%	24.7%		(0.3)		0.3
Other underwriting expense ratio	2.4%	2.2%	2.4%		0.2		(0.2)
Combined ratio	75.4%	137.5%	117.0%		(62.1)		20.5

(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums decreased by 3.7% to $1,192.3 million in 2012 compared to $1,238.4 million in 2011, primarily due to a shift in the mix of business towards excess of loss business, which generates a lower premium rate commensurate with lower loss exposure, a $25.0 million decline due to the impact of foreign exchange rate movement and a lower level of reinstatement premiums in 2012.  Net written premiums decreased by 2.4% to $1,188.7 million in 2012 compared to $1,218.6 million in 2011, principally as a result of the decrease in gross written premiums.  Premiums earned decreased 2.4% to $1,214.8 million 2012 compared to $1,244.5 million in 2011.  The change in premiums earned is comparable to the change in net written premiums.

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

Incurred Losses and LAE.  The following table presents the incurred losses and LAE for the International segment for the periods indicated.

	Years Ended December 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2012
Attritional	$589.0	48.5%		$(12.2)	-1.0%		$576.8	47.5%
Catastrophes	16.6	1.4%		(7.1)	-0.6%		9.5	0.8%
Total segment	$605.6	49.9%		$(19.3)	-1.6%		$586.3	48.3%

2011
Attritional	$640.3	51.5%		$(108.2)	-8.7%		$532.1	42.8%
Catastrophes	845.3	67.9%		(5.1)	-0.4%		840.2	67.5%
Total segment	$1,485.6	119.4%		$(113.3)	-9.1%		$1,372.3	110.3%

2010
Attritional	$647.7	55.5%		$(41.9)	-3.6%		$605.8	51.9%
Catastrophes	460.7	39.4%		(16.4)	-1.4%		444.3	38.0%
Total segment	$1,108.4	94.9%		$(58.3)	-5.0%		$1,050.1	89.9%

Variance 2012/2011
Attritional	$(51.3)	(3.0)	pts	$96.0	7.7	pts	$44.7	4.7	pts
Catastrophes	(828.7)	(66.5)	pts	(2.0)	(0.2)	pts	(830.7)	(66.7)	pts
Total segment	$(880.0)	(69.5)	pts	$94.0	7.5	pts	$(786.0)	(62.0)	pts

Variance 2011/2010
Attritional	$(7.4)	(4.0)	pts	$(66.3)	(5.1)	pts	$(73.7)	(9.1)	pts
Catastrophes	384.6	28.5	pts	11.3	1.0	pts	395.9	29.5	pts
Total segment	$377.2	24.5	pts	$(55.0)	(4.1)	pts	$322.2	20.4	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased by 57.3% to $586.3 million in 2012 compared to $1,372.3 million in 2011, representing 62.0 loss ratio points.  The decrease was principally due to an $828.7 million (66.5 points) decrease in current year catastrophe losses.  The $16.6 million of 2012 current year catastrophes related primarily to Superstorm Sandy ($16.5 millions).  The $845.3 million of 2011 current year catastrophes related primarily to the Japanese earthquake and tsunami ($372.3 million), the 2011 Thailand floods ($180.0 million), the 2011 New Zealand earthquake ($177.0 million) and the 2011 Australian floods ($47.1 million).  Current years’ attritional losses decreased by $51.3 million (3.0 points) due to rate increases in the Asian markets, particularly for catastrophe-exposed risks and a shift in the mix of business towards property catastrophe and excess of loss business, which generally have lower loss ratios.

Incurred losses and LAE increased by 30.7% to $1,372.3 million in 2011 compared to $1,050.1 million in 2010, principally due to a $384.6 million (28.5 points) increase in current year catastrophes.  The $845.3 million of 2011 current year catastrophes related primarily to losses discussed above.  The $460.7 million of 2010 current year catastrophe losses related primarily to the Chile earthquake ($335.4 million), the 2010 Australian hailstorms and floods ($60.3 million) and the 2010 New Zealand earthquake ($50.0 million).  The current year attritional loss ratio, adjusting for prior year attritional reinstatement premiums was down to 52.1% in 2011 from 56.2% in 2010, primarily due to a shift in the mix of business towards property, catastrophe and excess of loss business, which generally carries a lower loss ratio.  Prior years’ attritional losses decreased by $66.3 million (5.1 points) due to favorable development on non-catastrophe property business in Singapore and other international markets.

Segment Expenses. Commission and brokerage decreased 3.5% to $300.1 million in 2012 compared to $311.0 million in 2011.  This is consistent with the reduction in earned premium and a shift in the mix of business towards property catastrophe and excess of loss business which have lower commission rates.  Segment other underwriting expenses increased to $29.3 million in 2012 compared to $27.3 million for the same period in 2011.  The increase relates to higher personnel benefit costs.

Commission and brokerage increased 7.8% to $311.0 million in 2011 compared to $288.4 million in 2010.  This variance was principally due to an increase in premiums earned.  Segment other underwriting expenses decreased slightly to $27.3 million in 2011 compared to $27.6 million in 2010.

Bermuda.
The following table presents the underwriting results and ratios for the Bermuda segment for the periods indicated.

	Years Ended December 31,			2012/2011		2011/2010
(Dollars in millions)	2012	2011	2010	Variance	% Change	Variance	% Change
Gross written premiums	$734.4	$725.3	$733.0	$9.1	1.3%	$(7.7)	-1.1%
Net written premiums	733.8	725.5	733.0	8.2	1.1%	(7.5)	-1.0%

Premiums earned	$680.9	$723.0	$738.4	$(42.0)	-5.8%	$(15.5)	-2.1%
Incurred losses and LAE	408.2	613.9	457.9	(205.6)	-33.5%	155.9	34.0%
Commission and brokerage	184.4	174.0	171.1	10.3	5.9%	2.9	1.7%
Other underwriting expenses	30.6	26.3	26.4	4.3	16.4%	(0.1)	-0.5%
Underwriting gain (loss)	$57.8	$(91.2)	$83.0	$149.0	-163.3%	$(174.2)	-209.9%

					Point Chg		Point Chg
Loss ratio	60.0%	84.9%	62.0%		(24.9)		22.9
Commission and brokerage ratio	27.1%	24.1%	23.2%		3.0		0.9
Other underwriting expense ratio	4.4%	3.6%	3.6%		0.8		-
Combined ratio	91.5%	112.6%	88.8%		(21.1)		23.8

(Some amounts may not reconcile due to rounding.)

Premiums.  Gross written premiums increased 1.3% to $734.4 million in 2012 compared to $725.3 million in 2011, primarily due to continued growth of new business and increased premium on existing business written in our Bermuda office, partially offset by lower premiums from our European operations due to combined competitive conditions and a negative $14.7 million impact from movement in foreign exchange rates.  Net written premiums increased 1.1% to $733.8 million in 2012 compared to $725.5 million in 2011, in line with the increase in gross written premiums.  Premiums earned decreased 5.8% to $680.9 million in 2012 compared to $723.0 million in 2011.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

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

Incurred Losses and LAE.  The following table presents the incurred losses and LAE for the Bermuda segment for the periods indicated.

	Years Ended December 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2012
Attritional	$403.0	59.2%		$(17.8)	-2.6%		$385.2	56.6%
Catastrophes	14.1	2.1%		8.9	1.3%		23.0	3.4%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$417.1	61.3%		$(8.9)	-1.3%		$408.2	60.0%

2011
Attritional	$420.1	58.0%		$8.4	1.2%		$428.6	59.2%
Catastrophes	190.6	26.4%		(6.1)	-0.8%		184.5	25.6%
A&E	-	0.0%		0.8	0.1%		0.8	0.1%
Total segment	$610.7	84.4%		$3.1	0.5%		$613.9	84.9%

2010
Attritional	$445.9	60.3%		$(74.0)	-10.0%		$371.9	50.3%
Catastrophes	94.5	12.8%		(8.4)	-1.1%		86.1	11.7%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$540.4	73.1%		$(82.4)	-11.1%		$457.9	62.0%

Variance 2012/2011
Attritional	$(17.1)	1.2	pts	$(26.2)	(3.8)	pts	$(43.4)	(2.6)	pts
Catastrophes	(176.5)	(24.3)	pts	15.0	2.1	pts	(161.5)	(22.2)	pts
A&E	-	-	pts	(0.8)	(0.1)	pts	(0.8)	(0.1)	pts
Total segment	$(193.6)	(23.1)	pts	$(12.0)	(1.8)	pts	$(205.6)	(24.9)	pts

Variance 2011/2010
Attritional	$(25.8)	(2.3)	pts	$82.4	11.2	pts	$56.7	8.9	pts
Catastrophes	96.1	13.6	pts	2.3	0.3	pts	98.4	13.9	pts
A&E	-	-	pts	0.8	0.1	pts	0.8	0.1	pts
Total segment	$70.3	11.3	pts	$85.5	11.6	pts	$156.0	22.9	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased by 33.5% to $408.2 million in 2012 compared to $613.9 million in 2011.  The decrease was principally due to a $176.5 million (24.3 points) decrease in current year catastrophe losses.  The $14.1 million of current year catastrophe losses for 2012 related primarily to Superstorm Sandy ($14.0 million).  The $190.6 million of 2011 current year catastrophe losses related primarily to the Japanese earthquake and tsunami ($88.0 million), the 2011 New Zealand earthquake ($65.8 million) and the Thailand floods ($28.0 million).  The current year attritional losses also decreased by $17.1 million (1.2 points), which is primarily due to the decline in premiums earned.

Incurred losses and LAE increased 34.0% to $613.9 million in 2011 compared to $457.9 million in 2010.  The increase was principally due to a $96.1 million (13.6 points) increase in current year catastrophe losses and the absence of favorable reserve development in 2011 as occurred in 2010. The $94.5 million of current year losses for 2010 related primarily to the Chile earthquake ($64.6 million) and the New Zealand earthquake ($25.0 million).

Segment Expenses.  Commission and brokerage increased by 5.9% to $184.4 million in 2012 compared to $174.0 million in 2011 reflecting higher contingent commissions in 2012.  Segment other underwriting expenses increased to $30.6 million in 2012 compared to $26.3 million for the same period in 2011.  The increases are primarily attributable to higher personnel benefit costs.

Commission and brokerage increased 1.7% to $174.0 million in 2011 compared to $171.1 million in 2010.  The commission variance differs from the premiums earned variance primarily due to changes in the mix of business.  Segment other underwriting expenses decreased slightly to $26.3 million in 2011 compared to $26.4 million in 2010.

Insurance.
The following table presents the underwriting results and ratios for the Insurance segment for the periods indicated.

	Years Ended December 31,			2012/2011		2011/2010
(Dollars in millions)	2012	2011	2010	Variance	% Change	Variance	% Change
Gross written premiums	$1,073.1	$975.6	$865.4	$97.5	10.0%	$110.3	12.7%
Net written premiums	852.1	820.5	620.3	31.6	3.9%	200.2	32.3%

Premiums earned	$852.4	$821.2	$641.1	$31.3	3.8%	$180.1	28.1%
Incurred losses and LAE	700.3	705.9	536.8	(5.6)	-0.8%	169.2	31.5%
Commission and brokerage	117.6	137.7	120.8	(20.1)	-14.6%	16.9	14.0%
Other underwriting expenses	103.0	89.5	69.7	13.5	15.1%	19.8	28.5%
Underwriting gain (loss)	$(68.5)	$(111.9)	$(86.1)	$43.5	-38.8%	$(25.8)	30.0%

					Point Chg		Point Chg
Loss ratio	82.2%	86.0%	83.7%		(3.8)		2.3
Commission and brokerage ratio	13.8%	16.8%	18.8%		(3.0)		(2.0)
Other underwriting expense ratio	12.0%	10.8%	10.9%		1.2		(0.1)
Combined ratio	108.0%	113.6%	113.4%		(5.6)		0.2

(Some amounts may not reconcile due to rounding.)

Premiums.  Gross written premiums increased by 10.0% to $1,073.1 million in 2012 compared to $975.6 million in 2011. This increase was primarily driven by crop and primary A&H medical stop loss business, partially offset by the termination and runoff of several large casualty programs.  Net written premiums increased 3.9% to $852.1 million in 2012 compared to $820.5 million in 2011.  The lower increase in net written premiums in comparison to gross written premiums is primarily attributable to a higher level of reinsurance employed for the crop business.  Premiums earned increased 3.8% to $852.4 million in 2012 compared to $821.2 million in 2011.  The change in premiums earned is relatively consistent with the increase in net written premiums.

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

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the Insurance segment for the periods indicated.

	Years Ended December 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2012
Attritional	$640.1	75.1%		$53.5	6.3%		$693.6	81.4%
Catastrophes	6.7	0.8%		-	0.0%		6.7	0.8%
Total segment	$646.8	75.9%		$53.5	6.3%		$700.3	82.2%

2011
Attritional	$641.4	78.2%		$61.7	7.5%		$703.1	85.7%
Catastrophes	2.5	0.3%		0.3	0.0%		2.8	0.3%
Total segment	$643.9	78.5%		$62.0	7.5%		$705.9	86.0%

2010
Attritional	$500.0	78.0%		$36.8	5.7%		$536.8	83.7%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
Total segment	$500.0	78.0%		$36.8	5.7%		$536.8	83.7%

Variance 2012/2011
Attritional	$(1.3)	(3.1)	pts	$(8.2)	(1.2)	pts	$(9.5)	(4.3)	pts
Catastrophes	4.2	0.5	pts	(0.3)	-	pts	3.9	0.5	pts
Total segment	$2.9	(2.6)	pts	$(8.5)	(1.2)	pts	$(5.6)	(3.8)	pts

Variance 2011/2010
Attritional	$141.4	0.2	pts	$24.9	1.8	pts	$166.3	2.0	pts
Catastrophes	2.5	0.3	pts	0.3	-	pts	2.8	0.3	pts
Total segment	$143.9	0.5	pts	$25.2	1.8	pts	$169.2	2.3	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased by 0.8% to $700.3 million in 2012 compared to $705.9 million in 2011. This was primarily due to a decrease of $9.5 million (4.3 points) in attritional losses resulting primarily from lower prior years’ losses in 2012 resulting from development on excess casualty and California workers’ compensation reserves, as well as a shift in the mix of business towards shorter-tail lines of business.  This decrease was partially offset by a $4.2 million increase in current year catastrophe losses due primarily to Superstorm Sandy ($5.5 million).

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

Segment Expenses Commission and brokerage decreased by 14.6% to $117.6 million in 2012 compared to $137.7 million in 2011, driven by growth in direct distribution business, which has lower acquisition costs.  Segment other underwriting expenses increased to $103.0 million in 2012 compared to $89.5 million for the same period in 2011.  These increases are primarily the result of increased personnel benefit costs.

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

It is more difficult to accurately estimate loss reserves for reinsurance liabilities than for insurance liabilities.  At December 31, 2012, we had reinsurance reserves of $7,633.8 million and insurance loss reserves of $2,435.3 million, of which $356.3 million and $86.5 million, respectively, were loss reserves for A&E liabilities.  A detailed discussion of additional considerations related to A&E exposures follows later in this section.

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

With respect to asbestos claims in particular, several additional factors have emerged in recent years that further compound the difficulty in estimating our liability.  These developments include: (a) a changing mix of claim types represented in new filings, with the relative percentage of claims by individuals with no functional impairment first increasing then decreasing over the past several years; (b) the growth in the number of claims where coverage is sought under the general liability portion of insurance policies rather than the product liability portion; (c) an increase in settlement values being paid to asbestos claimants, especially those with cancer or functional impairment; (d) the slow development of asbestos bankruptcy cases, as a result of which many of the critical legal issues arising in those cases are still unresolved at the appellate level; (e) measures adopted by specific courts to ameliorate the worst procedural abuses; (f) legislation in some states to address asbestos litigation issues; and (g) the potential that other states may adopt legislation on  asbestos litigation. Anecdotal evidence suggests that new claims filing rates have decreased, that new filings of asbestos-driven bankruptcies have decreased and that various procedural and legislative reforms are beginning to diminish the potential ultimate liability for asbestos losses; however, some studies indicate that thus far aggregate payments for asbestos claims have not decreased.

We believe that these uncertainties continue to render reserves for A&E, and particularly asbestos losses, significantly less subject to traditional actuarial analysis than reserves for other types of losses.  We establish reserves to the extent that, in the judgment of management, the facts and prevailing law reflect an exposure for us or our ceding companies.

We have direct relationships with Mt. McKinley policyholders and we attempt to uphold our contractual rights and assert valid defenses to coverage where appropriate.  The uncertainties inherent in asbestos coverage and bankruptcy litigations have provided us the opportunity to engage in settlement negotiations with a number of policyholders who have potentially significant asbestos liabilities. Those discussions are aimed at achieving reasonable negotiated settlements that limit Mt. McKinley’s liability to a given policyholder to a sum certain.  Because of the risks and uncertainties inherent in litigation, we cannot be certain that this approach will lead to a negotiated settlement in the range expected by us in each or every instance.  Between 2004 and 2012, we concluded settlements or reached agreement in principle with 23 of our high profile policyholders.  We continue the approach of attempting to negotiate with such policyholders that may have significant asbestos liabilities, in part because their exposures have developed to the point where we and the policyholder have sufficient information to be motivated to settle.  We believe that this active approach will ultimately result in a more cost-effective liquidation of Mt. McKinley’s liabilities than a passive approach, although it may also introduce additional variability in Mt. McKinley’s losses and cash flows as reserves are adjusted to reflect the developments in litigation, negotiations and, ultimately, potential settlements.

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

Reinsurance Receivables.  We have purchased reinsurance to reduce our exposure to adverse claim experience, large claims and catastrophic loss occurrences.  Our ceded reinsurance provides for recovery from reinsurers of a portion of losses and loss expenses under certain circumstances.  Such reinsurance does not relieve us of our obligation to our policyholders.  In the event our reinsurers are unable to meet their obligations under these agreements or are able to successfully challenge losses ceded by us under the contracts, we will not be able to realize the full value of the reinsurance receivable balance.  To minimize exposure from uncollectible reinsurance receivables, we have a reinsurance security committee that evaluates the financial strength of each reinsurer prior to our entering into a reinsurance arrangement.  In some cases, we may hold full or partial collateral for the receivable, including letters of credit, trust assets and cash.  Additionally, creditworthy foreign reinsurers of business written in the U.S. are generally required to secure their obligations.  We have established reserves for uncollectible balances based on our assessment of the collectability of the outstanding balances. As of December 31, 2012 and 2011, the reserve for uncollectible balances was $21.6 million.  Actual uncollectible amounts may vary, perhaps substantially, from such reserves, impacting income (loss) in the period in which the change in reserves is made. See also ITEM 8, “Financial Statements and Supplementary Data” -  Note 12 of Notes to the Consolidated Financial Statements and “Financial Condition – Reinsurance Receivables” below.

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

The following table displays the estimated components of earned but not reported premiums by segment for the periods indicated.

	At December 31,
(Dollars in millions)	2012	2011	2010
U.S. Reinsurance	$246.6	$308.2	$340.4
International	211.0	216.8	195.2
Bermuda	194.0	196.9	204.7
Insurance	-	-	2.2
Total	$651.6	$722.0	$742.5

(Some amounts may not reconcile due to rounding.)

Investment Valuation.  Our fixed income investments are classified for accounting purposes as available for sale and are carried at market value or fair value in our consolidated balance sheets.  Our equity securities are also held as available for sale and are carried at market or fair value.  Most securities we own are traded on national exchanges where market values are readily available.  Some of our commercial mortgage-backed securities (“CMBS”) are valued using cash flow models and risk-adjusted discount rates.  We hold some privately placed securities, less than 0.33% of the portfolio, that are either valued by brokers or an investment advisor.  At December 31, 2012 and 2011, our investment portfolio included $548.9 million and $515.5 million, respectively, of limited partnership investments whose values are reported pursuant to the equity method of accounting.  We carry these investments at values provided by the managements of the limited partnerships and due to inherent reporting lags, the carrying values are based on values with “as of” dates from one month to one quarter prior to our financial statement date.

At December 31, 2012, we had net unrealized gains, net of tax, of $603.9 million compared to $449.6 million at December 31, 2011.  Gains and losses from market fluctuations for investments held at market value are reflected as comprehensive income (loss) in the consolidated balance sheets.  Gains and losses from market fluctuations for investments held at fair value are reflected as net realized capital gains and losses in the consolidated statements of operations and comprehensive income (loss) in accordance with FASB guidance.  Market value declines for the fixed income portfolio, which are considered credit other-than-temporary impairments, are reflected in our consolidated statements of operations and comprehensive income (loss), as realized capital losses.  We consider many factors when determining whether a market value decline is other-than-temporary, including:  (1) we have no intent to sell and, more likely than not, will not be required to sell prior to recovery, (2) the length of time the market value has been below book value, (3) the credit strength of the issuer, (4) the issuer’s market sector, (5) the length of time to maturity and (6) for asset-backed securities, changes in prepayments, credit enhancements and underlying default rates.  If management’s assessments change in the future, we may ultimately record a realized loss after management originally concluded that the decline in value was temporary.  See also ITEM 8, “Financial Statements and Supplementary Data” - Note 1 of Notes to the Consolidated Financial Statements.

FINANCIAL CONDITION

Cash and Invested Assets.  Aggregate invested assets, including cash and short-term investments, were $16,576.2 million at December 31, 2012, an increase of $778.8 million compared to $15,797.4 million at December 31, 2011.  This increase was primarily the result of $663.9 million of cash flows from operations, $161.0 million of unrealized appreciation, $122.9 million due to fluctuations in foreign currencies, $118.1 million in fair value re-measurements, $63.8 million in equity adjustments of our limited partnership investments and $35.1 million of unsettled securities, partially offset by $290.0 million paid for share repurchases and $100.4 million paid out in dividends to shareholders.

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

Our global portfolio included $1,912.2 million of foreign government securities at December 31, 2012, of which $862.5 million were European sovereign securities.  Approximately 51.7%, 19.1%, 6.7% and 5.1% of European sovereign securities represented securities held in the governments of the United Kingdom, France, Austria and the Netherlands, respectively.  No other countries represented more than 5% of the European sovereign securities.  We held no sovereign securities of Portugal, Italy, Ireland, Greece or Spain at December 31, 2012.

Over the past several years, we have expanded the allocation of our investments funded by shareholders’ equity to include:  1) a greater percentage of publicly traded equity securities, 2) emerging market fixed maturities through mutual fund structures, as well as individual holdings, 3) high yield fixed maturities, 4) bank loan securities and 5) private equity limited partnership investments.  The objective of this portfolio diversification is to enhance the risk-adjusted total return of the investment portfolio by allocating a prudent portion of the portfolio to higher return asset classes, which are also less subject to changes in value with movements in interest rates.  We limit our allocation to these asset classes because of 1) the potential for volatility in their values and 2) the impact of these investments on regulatory and rating agency capital adequacy models.  We use investment managers experienced in these markets and adjust our allocation to these investments based upon market conditions.  At December 31, 2012, the market value of investments in these investment market sectors, carried at both market and fair value, approximated 63% of shareholders’ equity.

The Company’s limited partnership investments are comprised of limited partnerships that invest in private equities.  Generally, the limited partnerships are reported on a quarter lag.  We receive annual audited financial statements for all of the limited partnerships which are prepared using fair value accounting in accordance with FASB guidance.  For the quarterly reports, the Company’s staff performs reviews of the financial reports for any unusual changes in carrying value.  If the Company becomes aware of a significant decline in value during the lag reporting period, the loss will be recorded in the period in which the Company identifies the decline.

The tables below summarize the composition and characteristics of our investment portfolio as of the dates indicated.

	At December 31,
(Dollars in millions)	2012		2011
Fixed maturities, market value	$13,141.7	79.3%	$12,293.5	77.8%
Fixed maturities, fair value	41.5	0.2%	113.6	0.7%
Equity securities, market value	143.5	0.9%	448.9	2.9%
Equity securities, fair value	1,255.6	7.6%	1,249.1	7.9%
Short-term investments	860.4	5.2%	685.3	4.4%
Other invested assets	596.6	3.6%	558.2	3.5%
Cash	537.1	3.2%	448.7	2.8%
Total investments and cash	$16,576.2	100.0%	$15,797.4	100.0%

(Some amounts may not reconcile due to rounding.)

	At December 31,
	2012	2011
Fixed income portfolio duration (years)	3.0	3.0
Fixed income composite credit quality	Aa3	Aa3
Imbedded end of period yield, pre-tax	3.5%	3.9%
Imbedded end of period yield, after-tax	3.0%	3.4%

The following table provides a comparison of our total return by asset class relative to broadly accepted industry benchmarks for the periods indicated.

	2012	2011	2010
Fixed income portfolio total return	4.8%	4.7%	5.3%
Barclay's Capital - U.S. aggregate index	4.2%	7.8%	6.5%

Common equity portfolio total return	13.8%	2.7%	15.4%
S&P 500 index	16.0%	2.1%	15.1%

Other invested asset portfolio total return	16.0%	13.5%	18.7%

The pre-tax equivalent total return for the bond portfolio was approximately 5.0%, 5.1% and 5.7%, respectively, for 2012, 2011 and 2010.  The pre-tax equivalent return adjusts the yield on tax-exempt bonds to the fully taxable equivalent.

As indicated above, there is a relatively large variation between the total return on our fixed income portfolio for the year ended December 31, 2011 versus the Barclay’s - U.S. aggregate index for the same period.   One of the reasons is that the duration of our portfolio is much shorter than the duration of the index.  Historically, our duration has been shorter than the index because we align our investment portfolio with our liabilities.  In addition, we shortened our duration in anticipation of a reversing trend in interest rate movements.  With interest rates continuing to decline in 2011, the index benefited from its longer duration; however, in the longer term, there will be a benefit from a reduced exposure to unrealized market valuation losses on our fixed income portfolio if interest rates rise.  Our total return was more comparable to the index in 2012 as interest rates remained fairly steady.  The composition of the index is also different from our portfolio as we hold foreign securities to match our foreign liabilities, while the index is comprised of only U.S. securities.

Reinsurance Receivables.
Reinsurance receivables for both paid and recoverable on unpaid losses totaled $659.1 million and $580.3 million at December 31, 2012 and 2011, respectively.  At December 31, 2012, $181.5 million, or 27.5%, was receivable from C.V. Starr; $79.9 million, or 12.1%, was receivable from FCIC; $65.2 million, or 9.9%, was receivable from XL; $58.0 million, or 8.8%, was receivable from Berkley; and $54.1 million, or 8.2%, was receivable from Transatlantic.  The receivable from C.V. Starr is fully collateralized by a trust agreement.  No other retrocessionaire accounted for more than 5% of our receivables.

Loss and LAE Reserves.   Gross loss and LAE reserves totaled $10,069.1 million at December 31, 2012 and $10,123.2 million at December 31, 2011.

The following tables summarize gross outstanding loss and LAE reserves by segment, classified by case reserves and IBNR reserves, for the periods indicated.

	At December 31, 2012
	Case	IBNR	Total	% of
(Dollars in millions)	Reserves	Reserves	Reserves	Total
U.S. Reinsurance	$1,538.6	$2,082.6	$3,621.2	36.0%
International	1,121.5	695.3	1,816.8	18.0%
Bermuda	826.1	1,135.9	1,962.0	19.5%
Insurance	1,098.1	1,128.1	2,226.2	22.1%
Total excluding A&E	4,584.3	5,041.9	9,626.2	95.6%
A&E	265.8	177.1	442.9	4.4%
Total including A&E	$4,850.1	$5,219.0	$10,069.1	100.0%

(Some amounts may not reconcile due to rounding.)

	At December 31, 2011
	Case	IBNR	Total	% of
(Dollars in millions)	Reserves	Reserves	Reserves	Total
U.S. Reinsurance	$1,556.3	$1,889.3	$3,445.6	34.1%
International	1,279.7	857.7	2,137.4	21.1%
Bermuda	805.4	1,067.2	1,872.6	18.5%
Insurance	949.2	1,218.5	2,167.7	21.4%
Total excluding A&E	4,590.5	5,032.8	9,623.3	95.1%
A&E	289.1	210.9	499.9	4.9%
Total including A&E	$4,879.6	$5,243.6	$10,123.2	100.0%

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

The following table below represents the reserve levels and ranges for each of our business segments for the period indicated.

	Outstanding Reserves and Ranges By Segment (1)
	At December 31, 2012
	As	Low	Low	High	High
(Dollars in millions)	Reported	Range % (2)	Range (2)	Range % (2)	Range (2)
Gross Reserves By Segment
U.S. Reinsurance	$3,621.2	-13.0%	$3,151.8	13.0%	$4,090.7
International	1,816.8	-9.3%	1,647.1	9.3%	1,986.6
Bermuda	1,962.0	-9.9%	1,768.7	9.9%	2,155.3
Insurance	2,226.2	-17.9%	1,827.8	17.9%	2,624.5
Total Gross Reserves (excluding A&E)	9,626.2	-9.3%	8,728.6	9.3%	10,523.9
A&E (All Segments)	442.9	-13.7%	382.2	13.7%	503.5
Total Gross Reserves	$10,069.1	-9.2%	9,140.5	9.2%	10,997.6

(Some amounts may not reconcile due to rounding.)
______________________________________________________
(1)	There can be no assurance that reserves will not ultimately exceed the indicated ranges requiring additional income (loss) statement expense.
(2)	Although totals are displayed for both the low and high range amounts, it should be noted that statistically the range of the total is not equal to the sum of the ranges of the segments.

Depending on the specific segment, the range derived for the loss reserves, excluding reserves for A&E exposures, ranges from minus 9.3% to minus 17.9% for the low range and from plus 9.3% to plus 17.9% for the high range.  Both the higher and lower ranges are associated with the Insurance segment.  The size of the range is dependent upon the level of confidence associated with the outcome.  Within each range, our best estimate of loss reserves is based upon the point estimate derived by our actuaries in detailed reserve studies.  Such ranges are necessarily subjective due to the lack of generally accepted actuarial standards with respect to their development.  For the above presentation, we have assumed what we believe is a reasonable confidence level but note that there can be no assurance that our claim obligations will not vary outside of these ranges.

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

	At December 31,
(Dollars in millions)	2012	2011	2010
Gross Basis:
Beginning of period reserves	$499.9	$554.8	$638.7
Incurred losses and LAE:
Reported losses	33.9	54.3	19.6
Change in IBNR	(33.8)	(53.5)	(19.6)
Total incurred losses and LAE	0.1	0.8	-
Paid losses	(57.2)	(55.6)	(83.9)
End of period reserves	$442.8	$499.9	$554.8

Net Basis:
Beginning of period reserves	$480.2	$532.9	$613.1
Incurred losses and LAE:
Reported losses	32.7	51.7	19.3
Change in IBNR	(32.6)	(51.0)	(19.3)
Total incurred losses and LAE	0.1	0.8	-
Paid losses	(54.6)	(53.5)	(80.2)
End of period reserves	$425.7	$480.2	$532.9

(Some amounts may not reconcile due to rounding.)

At December 31, 2012, the gross reserves for A&E losses were comprised of $138.4 million representing case reserves reported by ceding companies, $90.6 million representing additional case reserves established by us on assumed reinsurance claims, $36.7 million representing case reserves established by us on direct excess insurance claims, including Mt. McKinley, and $177.1 million representing IBNR reserves.

With respect to asbestos only, at December 31, 2012, we had gross asbestos loss reserves of $422.8 million, or 95.5%, of total A&E reserves, of which $339.6 million was for assumed business and $83.2 million was for direct business.

The following tables summarize reserve and claim activity on a gross and net of ceded reinsurance basis for our reinsurance and direct asbestos exposures.

Asbestos - Reinsurance	At December 31,
(Dollars in millions)	2012	2011	2010
Gross Basis:
Beginning of period reserves	$382.3	$426.2	$477.9
Incurred losses and LAE:
Reported losses	16.5	42.5	16.8
Change in IBNR	(21.6)	(42.5)	(16.8)
Total incurred losses and LAE	(5.0)	-	-
Paid losses	(37.6)	(43.8)	(51.8)
End of period reserves	$339.7	$382.3	$426.2

Net Basis:
Beginning of period reserves	$365.9	$408.3	$458.2
Incurred losses and LAE:
Reported losses	16.2	40.7	16.8
Change in IBNR	(18.2)	(40.7)	(16.8)
Total incurred losses and LAE	(2.0)	-	-
Paid losses	(36.2)	(42.4)	(49.9)
End of period reserves	$327.8	$365.9	$408.3

(Some amounts may not reconcile due to rounding.)

Asbestos - Direct	At December 31,
(Dollars in millions)	2012	2011	2010
Gross Basis:
Beginning of period reserves	$97.4	$104.2	$130.8
Incurred losses and LAE:
Reported losses	11.0	8.3	2.9
Change in IBNR	(11.0)	(8.3)	(2.9)
Total incurred losses and LAE	-	-	-
Paid losses	(14.2)	(6.8)	(26.7)
End of period reserves	$83.2	$97.4	$104.2

Net Basis:
Beginning of period reserves	$91.7	$97.9	$123.1
Incurred losses and LAE:
Reported losses	10.3	7.6	2.6
Change in IBNR	(10.3)	(7.6)	(2.6)
Total incurred losses and LAE	-	-	-
Paid losses	(13.2)	(6.2)	(25.1)
End of period reserves	$78.5	$91.7	$97.9

(Some amounts may not reconcile due to rounding.)

Ultimate loss projections for A&E liabilities cannot be accomplished using standard actuarial techniques.  We believe that our A&E reserves represent our best estimate of the ultimate liability; however, there can be no assurance that ultimate loss payments will not exceed such reserves, perhaps by a significant amount.

Industry analysts use the “survival ratio” to compare the A&E reserves among companies with such liabilities.  The survival ratio is typically calculated by dividing a company’s current net reserves by the three year average of annual paid losses.  Hence, the survival ratio equals the number of years that it would take to exhaust the current reserves if future loss payments were to continue at historical levels.  Using this measurement, our net three year asbestos survival ratio was 7.1 years at December 31, 2012.  These metrics can be skewed by individual large settlements occurring in the prior three years and therefore, may not be indicative of the timing of future payments.

Because the survival ratio was developed as a comparative measure of reserve strength and does not indicate absolute reserve adequacy, we consider, but do not rely on, the survival ratio when evaluating our reserves.  In particular, we note that year to year loss payment variability can be material.  This is due, in part, to our orientation to negotiated settlements, particularly on our Mt. McKinley exposures, which significantly reduces the credibility and utility of this measure as an analytical tool.  In 2012, we made asbestos net claim payments of $2.4 million to Mt McKinley high profile claimants where the claim was either closed or a settlement had been reached.  Such payments, which are non-repetitive, distort downward our three year survival ratio.  Adjusting for such settlements, recognizing that total settlements are generally considered fully reserved to an agreed settlement, we consider that our adjusted asbestos survival ratio for net unsettled claims is 8.1 years, which is better than prevailing industry norms.

Shareholders’ Equity.  Our shareholders’ equity increased to $6,733.5 million as of December 31, 2012 from $6,071.4 million as of December 31, 2011.  This increase was the result of $829.0 million of net income, $154.3 million of unrealized appreciation on investments, net of tax, share-based compensation transactions of $53.5 million, $22.7 million of net foreign currency translation adjustments, partially offset by repurchases of 3.0 million common shares for $290.0 million, $100.4 million of shareholder dividends and $7.0 million of net benefit plan obligation adjustments.

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

LIQUIDITY AND CAPITAL RESOURCES

Capital.  Our business operations are in part dependent on our financial strength and financial strength ratings, and the market’s perception of our financial strength, as measured by shareholders’ equity, which was $6,733.5 million at December 31, 2012 and $6,071.4 million at December 31, 2011.  On March 13, 2009, Everest Re and Everest National, wholly-owned indirect subsidiaries of the Company, received notification of a one level ratings downgrade by Standard & Poor’s.  On April 7, 2010, Standard & Poor’s upgraded the Company’s debt ratings one level.  On January 24, 2012, Moody’s affirmed the ratings of the Company’s operating subsidiaries but changed the outlook on the ratings from stable to negative reflecting their opinion of the potential direction of the ratings over the medium term (12 to 18 months). Management will continue to work with Moody’s over this time to address their concerns but it is not possible to predict the potential outcome. Management does not believe that a one notch downgrade would have a material adverse affect on the Company’s business.  We continue to possess significant financial flexibility and access to the debt and equity markets as a result of our perceived financial strength, as evidenced by the financial strength ratings as assigned by independent rating agencies.

From time to time, we have used open market share repurchases to adjust our capital position and enhance long term expected returns to our shareholders.  On July 21, 2008, our existing authorization to purchase up to 5 million of our shares was amended to authorize the purchase of up to 10 million shares.  On February 24, 2010, our existing authorization to purchase up to 10 million of our shares was amended to authorize the purchase of up to 15 million shares.  On February 22, 2012, our existing authorization to purchase up to 15 million of our shares was amended to authorize the purchase of up to 20 million shares.  As of December 31, 2012, we had repurchased 15.7 million shares under this authorization.

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

Over the past several years, we have expanded the allocation of our investments funded by shareholders’ equity to include:  1) a greater percentage of publicly traded equity securities, 2) emerging market fixed maturities through mutual fund structures as well as individual holdings, 3) high yield fixed maturities, 4) bank loan securities and 5) private equity limited partnership investments.  The objective of this portfolio diversification is to enhance the risk-adjusted total return of the investment portfolio by allocating a prudent portion of the portfolio to higher return asset classes, which are also less subject to changes in value with movements in interest rates.  We limit our allocation to these asset classes because of 1) the potential for volatility in their values and 2) the impact of these investments on regulatory and rating agency capital adequacy models.  We use investment managers experienced in these markets and adjust our allocation to these investments based upon market conditions.  At December 31, 2012, the market value of investments in these investment market sectors, carried at both market and fair value, approximated 63% of shareholders’ equity.

Our liquidity requirements are generally met from positive cash flow from operations.  Positive cash flow results from reinsurance and insurance premiums being collected prior to disbursements for claims, which disbursements generally take place over an extended period after the collection of premiums, sometimes a period of many years.  Collected premiums are generally invested, prior to their use in such disbursements, and investment income provides additional funding for loss payments.  Our net cash flows from operating activities were $663.9 million, $659.5 million and $918.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.  Additionally, these cash flows reflected a net tax payment of $59.8 million and net tax refunds of $44.5 million and $31.0 million for the years ended December 31, 2012, 2011 and 2010, respectively; net catastrophe loss payments of $551.3 million, $559.2 million and $410.8 million for the years ended December 31, 2012, 2011 and 2010, respectively; and net A&E payments of $54.6 million, $53.5 million and $80.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

As the timing of payments for claims and benefits cannot be predicted with certainty, we maintain portfolios of long term invested assets with varying maturities, along with short-term investments that provide additional liquidity for payment of claims.  At December 31, 2012 and 2011, we held cash and short-term investments of $1,397.4 million and $1,134.0 million, respectively.  All of our short-term investments are readily marketable and can be converted to cash.  In addition to these cash and short-term investments, at December 31, 2012, we had $957.8 million of available for sale fixed maturity securities maturing within one year or less, $5,741.3 million maturing within one to five years and $3,785.8 million maturing after five years.  Our $1,399.1 million of equity securities are comprised primarily of publicly traded securities that can be easily liquidated.  We believe that these fixed maturity and equity securities, in conjunction with the short-term investments and positive cash flow from operations, provide ample sources of liquidity for the expected payment of losses in the near future.  We do not anticipate selling securities or using available credit facilities to pay losses and LAE but have the ability to do so.  Sales of securities might result in realized capital gains or losses.  At December 31, 2012 we had $708.6 million of net pre-tax unrealized appreciation, comprised of $740.7 million of pre-tax unrealized appreciation and $32.1 million of pre-tax unrealized depreciation.

Management expects annual positive cash flow from operations, which in general reflects the strength of overall pricing, to persist over the near term, absent any unusual catastrophe activity.  Due to the significant catastrophe losses in 2011, cash flow from operations may be impacted in the near term as these losses continue to be paid.  In the intermediate and long term, our cash flow from operations will be impacted to the extent by which competitive pressures affect overall pricing in our markets and by which our premium receipts are impacted from our strategy of emphasizing underwriting profitability over premium volume.

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

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth.  Minimum net worth is an amount equal to the sum of $4,250.0 million plus 25% of consolidated net income for each of Group’s fiscal quarters, for which statements are available ending on or after January 1, 2012 and for which consolidated net income is positive, plus 25% of any increase in consolidated net worth during such period attributable to the issuance of ordinary and preferred shares, which at December 31, 2012, was $4,470.6 million.  As of December 31, 2012, the Company was in compliance with all Group Credit Facility covenants.

At December 31, 2012, the Group Credit Facility had no outstanding letters of credit under tranche one and $463.2 million outstanding letters of credit under tranche two.  At December 31, 2011, the Group Credit Facility had no outstanding letters of credit under tranche one and $446.5 million outstanding letters of credit under tranche two.

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

The Holdings Credit Facility requires Holdings to maintain a debt to capital ratio of not greater than 0.35 to 1 and Everest Re to maintain its statutory surplus at $1,875.0 million plus 25% of future aggregate net income and 25% of future aggregate capital contributions after December 31, 2010, which at December 31, 2012, was $1,990.5 million.  As of December 31, 2012, Holdings was in compliance with all Holdings Credit Facility covenants.

At December 31, 2012 and 2011, the Company had no outstanding short-term borrowings from the Holdings Credit Facility revolving credit line.  At December 31, 2012 and 2011, the Holdings Credit Facility had outstanding letters of credit of $1.6 million and $5.0 million, respectively.

Costs incurred in connection with the Group Credit Facility and the Holdings Credit Facility were $2.9 million and $1.8 million for December 31, 2012 and 2011, respectively.

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

Management estimates that the projected net economic loss from its largest 100-year event in a given zone represents approximately 10% of its projected 2013 shareholders’ equity.  Economic loss is the gross PML reduced by estimated reinstatement premiums to renew coverage and estimated income taxes.  The impact of income taxes on the PML depends on the distribution of the losses by corporate entity, which is also affected by inter-affiliate reinsurance. Management also monitors and controls its largest PMLs at multiple points along the loss distribution curve, such as loss amounts at the 20, 50, 100, 250, 500 and 1,000 year return periods.  This process enables management to identify and control exposure accumulations and to integrate such exposures into enterprise risk, underwriting and capital management decisions.

Our catastrophe loss projections, segmented by risk zones, are updated quarterly and reviewed as part of a formal risk management review process.

We believe that our greatest worldwide 1 in 100 year exposure to a single catastrophic event is to a hurricane affecting the U.S. southeast coast, where we estimate we have a gross PML exposure of $1,084 million.  See also table under ITEM 1, “Business - Risk Management of Underwriting and Retrocession Arrangements”.

If such a single catastrophe loss were to occur, management estimates that the economic loss to us would be approximately $671 million.  The estimate involves multiple variables, including which Everest entity would experience the loss, and as a result there can be no assurance that this amount would not be exceeded.

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

For the period from August 1, 2012 to July 31, 2013, we have catastrophe loss reinsurance protection in place for losses arising from earthquakes of 61% of $100 million in excess of $190 million, excluding the territories of the U.S., Japan and Europe.  See ITEM 1, “Business - Risk Management of Underwriting and Retrocession Arrangements” for further details.

Information Technology.  Our information technology is a key component of our business operations and is supported by a team of knowledgeable professionals.  The majority of our information technology platform is located at our service processing center in New Jersey but processing is performed at the office locations of our operating subsidiaries and branches.  In addition, our main-frame processing is performed by a third party vendor at a separate location.  We have implemented procedures that seek to ensure that our key business systems are protected (or secured) and data are backed up and stored at off-site locations so that they can be restored promptly if necessary.  We have documented business continuity plans to provide uninterrupted services for minor service issues and disaster recovery plans with alternative secure data centers for broader outages.

Our business operations depend on the proper functioning and availability of our information technology platform, which includes data processing and related electronic communications.  We communicate electronically internally and with our brokers, program managers and third party vendors.  Some of these electronic communications involve personal, confidential and proprietary information.  We seek to ensure that all of our systems, data and electronic transmissions are appropriately protected from cybersecurity attacks with the latest technology safeguards.  These include, but are not limited to, requiring an independent assessment of outside vendor’s computing environment relative to the services they are providing us.

Despite these safeguards, a significant cyber incident, including system failure, security breach, disruption by malware or other damage could interrupt or delay our operations.  This type of incident may result in a violation of applicable privacy and other laws.  Management is not aware of a cybersecurity incident that has had a material impact on our operations.

Contractual Obligations.  The following table shows our contractual obligations for the period indicated.

	Payments due by period
		Less than			More than
(Dollars in millions)	Total	1 year	1-3 years	3-5 years	5 years
5.40% Senior notes	$249.9	$-	$249.9	$-	$-
Junior subordinated debt	329.9	-	-	-	329.9
6.6% Long term notes	238.6	-	-	-	238.6
Interest expense (1)	1,306.9	49.1	84.7	71.2	1,101.9
Employee benefit plans	58.5	6.0	7.2	5.1	40.2
Operating lease agreements	93.5	11.5	23.1	22.7	36.4
Gross reserve for losses and LAE (2)	10,069.1	2,659.2	3,856.9	1,218.6	2,334.4
Total	$12,346.4	$2,725.8	$4,221.8	$1,317.6	$4,081.4

(Some amounts may not reconcile due to rounding.)
_________________________________
(1)	Interest expense on 6.6% long term notes is assumed to be fixed through contractual term.
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

Dividends.
During 2012, 2011 and 2010, we declared and paid shareholder dividends of $100.4 million, $103.8 million and $108.5 million, respectively.  As an insurance holding company, we are partially dependent on dividends and other permitted payments from our subsidiaries to pay cash dividends to our shareholders.  The payment of dividends to Group by Holdings Ireland is subject to Irish corporate and regulatory restrictions; the payment of dividends to Holdings Ireland by Holdings and to Holdings by Everest Re is subject to Delaware regulatory restrictions; and the payment of dividends to Group by either Bermuda Re or Everest International is subject to Bermuda insurance regulatory restrictions.  Management expects that, absent extraordinary catastrophe losses, such restrictions should not affect Everest Re’s ability to declare and pay dividends sufficient to support Holdings’ general corporate needs and that Holdings Ireland, Bermuda Re and Everest International will have the ability to declare and pay dividends sufficient to support Group’s general corporate needs.  For the years ended December 31, 2012, 2011 and 2010, Everest Re paid dividends to Holdings of $100.0 million, $75.0 million and $590.0 million, respectively.  For the years ended December 31, 2012, 2011 and 2010, Bermuda Re paid dividends to Group of $425.0 million, $190.0 million and $215.0 million, respectively, and Everest International paid dividends to Group of $40.0 million, $0.0 million and $0.0 million, respectively.  See ITEM 1, “Business – Regulatory Matters – Dividends” and ITEM 8, “Financial Statements and Supplementary Data” - Note 15 of Notes to Consolidated Financial Statements.

Application of Recently Issued Accounting Guidance.
Intangibles-Goodwill or Other.  In September 2011, FASB amended the authoritative guidance for disclosures on Goodwill Impairment.  The amendment allows an entity first to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis in determining whether it is necessary to perform the two-step goodwill impairment test.  This guidance is effective for periods beginning after December 15, 2011.  The Company implemented this guidance as of January 1, 2012.

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

Treatment of Insurance Contract Acquisition Costs. In October 2010, the FASB issued authoritative guidance for the accounting for costs associated with acquiring or renewing insurance contracts.  The guidance identifies the incremental direct costs of contract acquisition and costs directly related to acquisition activities that should be capitalized.  This guidance is effective for reporting periods beginning after December 15, 2011.  The Company implemented this guidance as of January 1, 2012 and determined that $13.5 million of previously deferrable acquisition costs will be expensed during 2012 and the first quarter of 2013, including $10.9 million of previously deferrable acquisition costs expensed in 2012.  If the guidance had been applicable for the prior periods, the Company would have expensed $13.9 million of deferrable acquisition costs in 2011.

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

Interest Rate Risk.  Our $16.6 billion investment portfolio, at December 31, 2012, is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations and some foreign exchange rate risk.  The overall economic impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity securities portfolio, including short-term investments, from a change in market interest rates.  In a declining interest rate environment, it includes prepayment risk on the $2,480.3 million of mortgage-backed securities in the $13,183.1 million fixed maturity portfolio.  Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The table below displays the potential impact of market value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $860.4 million of short-term investments) for the period indicated based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates.  For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually.  To generate appropriate price estimates on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account.  For legal entities with a non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios.

	Impact of Interest Rate Shift in Basis Points
	At December 31, 2012
	-200	-100	0	100	200
(Dollars in millions)
Total Market/Fair Value	$14,788.1	$14,417.9	$14,043.5	$13,645.7	$13,228.2
Market/Fair Value Change from Base (%)	5.3%	2.7%	0.0%	-2.8%	-5.8%
Change in Unrealized Appreciation
After-tax from Base ($)	$627.5	$315.5	$-	$(335.5)	$(687.5)

	Impact of Interest Rate Shift in Basis Points
	At December 31, 2011
	-200	-100	0	100	200
(Dollars in millions)
Total Market/Fair Value	$13,799.9	$13,459.0	$13,092.5	$12,686.2	$12,256.1
Market/Fair Value Change from Base (%)	5.4%	2.8%	0.0%	-3.1%	-6.4%
Change in Unrealized Appreciation
After-tax from Base ($)	$591.3	$307.1	$-	$(341.5)	$(703.5)

We had $10,069.1 million and $10,123.2 million of gross reserves for losses and LAE as of December 31, 2012 and 2011, respectively.  These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money.  Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value.  As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases.  These movements are the opposite of the interest rate impacts on the fair value of investments.  While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid.  Our loss and loss reserve obligations have an expected duration of approximately 3.5 years, which is reasonably consistent with our fixed income portfolio.  If we were to discount our loss and LAE reserves, net of $0.6 billion of reinsurance receivables on unpaid losses, the discount would be approximately $1.2 billion resulting in a discounted reserve balance of approximately $8.2 billion, representing approximately 58.7% of the value of the fixed maturity investment portfolio funds.

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

	Impact of Percentage Change in Equity Fair/Market Values
	At December 31, 2012
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$1,119.2	$1,259.1	$1,399.1	$1,539.0	$1,678.9
After-tax Change in Fair/Market Value	$(191.1)	$(95.6)	$-	$95.6	$191.1

	Impact of Percentage Change in Equity Fair/Market Values
	At December 31, 2011
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$1,358.4	$1,528.2	$1,698.0	$1,867.8	$2,037.6
After-tax Change in Fair/Market Value	$(251.4)	$(125.7)	$-	$125.7	$251.4

Foreign Currency Risk.  Foreign currency risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates.  Each of our non-U.S./Bermuda (“foreign”) operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines.  Each foreign operation may conduct business in its local currency, as well as the currency of other countries in which it operates.  The primary foreign currency exposures for these foreign operations are the Canadian Dollar, the Singapore Dollar, the British Pound Sterling and the Euro.  We mitigate foreign exchange exposure by generally matching the currency and duration of our assets to our corresponding operating liabilities.  In accordance with FASB guidance, we translate the assets, liabilities and income of non-U.S. dollar functional currency legal entities to the U.S. dollar.  This translation amount is reported as a component of other comprehensive income.  As of December 31, 2012, there has been no material change in exposure to foreign exchange rates as compared to December 31, 2011.

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

	Change in Foreign Exchange Rates in Percent
	At December 31, 2012
(Dollars in millions)	-20%	-10%	0%	10%	20%
Total After-tax Foreign Exchange Exposure	$(389.2)	$(194.6)	$-	$194.6	$389.2

	Change in Foreign Exchange Rates in Percent
	At December 31, 2011
(Dollars in millions)	-20%	-10%	0%	10%	20%
Total After-tax Foreign Exchange Exposure	$(394.5)	$(197.2)	$-	$197.2	$394.5

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

We sold six equity index put option contracts, based on the S&P 500 index, for total consideration, net of commissions, of $22.5 million.  At December 31, 2012, fair value for these equity index put option contracts was $69.8 million.  These equity index put option contracts each have a single exercise date, with maturities ranging from 12 to 30 years and strike prices ranging from $1,141.21 to $1,540.63.  The S&P 500 index value at December 31, 2012 was $1,426.19.  No amounts will be payable under these equity index put option contracts if the S&P 500 index is at, or above, the strike prices on the exercise dates, which fall between June 2017 and March 2031.  If the S&P 500 index is lower than the strike price on the applicable exercise date, the amount due would vary proportionately with the percentage by which the index is below the strike price.  Based on historical index volatilities and trends and the December 31, 2012 S&P 500 index value, we estimate the probability that each equity index put option contract of the S&P 500 index falling below the strike price on the exercise date to be less than 44%.  The theoretical maximum payouts under these six equity index put option contracts would occur if on each of the exercise dates the S&P 500 index value were zero.  At December 31, 2012, the present value of these theoretical maximum payouts using a 3% discount factor was $395.9 million.  Conversely, if the contracts had all expired on December 31, 2012, with the S&P index at $1,426.19, the settlement amount would have been $11.0 million.

We sold one equity index put option contract based on the FTSE 100 index for total consideration, net of commissions, of $6.7 million.  At December 31, 2012, fair value for this equity index put option contract was $9.7 million.  This equity index put option contract has an exercise date of July 2020 and a strike price of ₤5,989.75.  The FTSE 100 index value at December 31, 2012 was ₤5,897.80.  No amount will be payable under this equity index put option contract if the FTSE 100 index is at, or above, the strike price on the exercise date.  If the FTSE 100 index is lower than the strike price on the exercise date, the amount due will vary proportionately with the percentage by which the index is below the strike price.  Based on historical index volatilities and trends and the December 31, 2012 FTSE 100 index value, we estimate the probability that the equity index put option contract of the FTSE 100 index will fall below the strike price on the exercise date to be less than 47%.  The theoretical maximum payout under the equity index put option contract would occur if on the exercise date the FTSE 100 index value was zero.  At December 31, 2012, the present value of the theoretical maximum payout using a 3% discount factor and current exchange rate was $42.5 million.  Conversely, if the contract had expired on December 31, 2012, with the FTSE index at ₤5,897.80, the settlement amount would have been $0.8 million.

Because the equity index put option contracts meet the definition of a derivative, we report the fair value of these instruments in our consolidated balance sheets as a liability and record any changes to fair value in our consolidated statements of operations and comprehensive income (loss) as a net derivative gain (loss).  Our financial statements reflect fair values for our obligations on these equity index put option contracts at December 31, 2012, of $79.5 million; even though it may not be likely that the ultimate settlement of these transactions would require a payment that would exceed the initial consideration received, or any payment at all.

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

	Equity Indices Put Options Obligation – Sensitivity Analysis
(Dollars in millions)	At December 31, 2012
Interest Rate Shift in Basis Points:	-200	-100	0	100	200
Total Fair Value	$129.0	$101.4	$79.5	$62.1	$48.4
Fair Value Change from Base (%)	-62.3%	-27.6%	0.0%	21.8%	39.1%

Equity Indices Shift in Points (S&P 500/FTSE 100):	-500/-2000	-250/-1000	0	250/1000	500/2000
Total Fair Value	$149.9	$108.7	$79.5	$58.9	$44.3
Fair Value Change from Base (%)	-88.6%	-36.8%	0.0%	25.9%	44.3%

Combined Interest Rate /	-200/	-100/		100/	200/
Equity Indices Shift (S&P 500/FTSE 100):	-500/-2000	-250/-1000	0/0	250/1000	500/2000
Total Fair Value	$219.1	$135.1	$79.5	$44.8	$24.4
Fair Value Change from Base (%)	-175.7%	-70.0%	0.0%	43.6%	69.3%

	Equity Indices Put Options Obligation – Sensitivity Analysis
(Dollars in millions)	At December 31, 2011
Interest Rate Shift in Basis Points:	-200	-100	0	100	200
Total Fair Value	$114.4	$89.5	$69.7	$54.2	$42.0
Fair Value Change from Base (%)	-64.1%	-28.3%	0.0%	22.3%	39.8%

Equity Indices Shift in Points (S&P 500/FTSE 100):	-500/-2000	-250/-1000	0	250/1000	500/2000
Total Fair Value	$136.8	$97.1	$69.7	$50.9	$37.8
Fair Value Change from Base (%)	-96.2%	-39.2%	0.0%	27.0%	45.9%

Combined Interest Rate /	-200/	-100/		100/	200/
Equity Indices Shift (S&P 500/FTSE 100):	-500/-2000	-250/-1000	0/0	250/1000	500/2000
Total Fair Value	$201.2	$121.2	$69.7	$45.1	$20.6
Fair Value Change from Base (%)	-188.6%	-73.8%	0.0%	35.4%	70.5%

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2012.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on our assessment we concluded that, as of December 31, 2012, our internal control over financial reporting is effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

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

Reference is made to the sections captioned “Information Concerning Nominees”, “Information Concerning Continuing Directors and Executive Officers”, “Audit Committee”, “Nominating and Governance Committee”, “Code of Ethics for CEO and Senior Financial Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement for the 2013 Annual General Meeting of Shareholders, which will be filed with the Commission within 120 days of the close of our fiscal year ended December 31, 2012 (the “Proxy Statement”), which sections are incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 1, 2013.

EVEREST RE GROUP, LTD.

By:	/S/ JOSEPH V. TARANTO
Joseph V. Taranto
(Chairman and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOSEPH V. TARANTO	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2013
Joseph V. Taranto

/S/ DOMINIC J. ADDESSO	President and Director	March 1, 2013
Dominic J. Addesso

/S/ CRAIG HOWIE	Executive Vice President and	March 1, 2013
Craig Howie	Chief Financial Officer

/S/ KEITH T. SHOEMAKER	Comptroller (Principal Accounting Officer)	March 1, 2013
Keith T. Shoemaker

/S/ JOHN J. AMORE	Director	March 1, 2013
John J. Amore

/S/ JOHN R. DUNNE	Director	March 1, 2013
John R. Dunne

/S/ WILLIAM F. GALTNEY, JR.	Director	March 1, 2013
William F. Galtney, Jr.

/S/ JOHN P. PHELAN	Director	March 1, 2013
John P. Phelan

/S/ ROGER M. SINGER	Director	March 1, 2013
Roger M. Singer

/S/ JOHN A. WEBER	Director	March 1, 2013
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

4.4
Junior Subordinated Indenture, dated November 14, 2002, between Everest Reinsurance Holdings, Inc. and JPMorgan Chase Bank as Trustee, incorporated herein by reference to Exhibit 4.5 to the Registration Statement on Form S-3 (No. 333-106595)

4.5
Second Supplemental Indenture relating to Holdings 6.20% Junior Subordinated Debt Securities due March 29, 2034, dated as of March 29, 2004, among Holdings, Group and JPMorgan Chase Bank, as Trustee, incorporated herein by reference to Exhibit 4.1 to Everest Reinsurance Holdings, Inc. Form 8-K filed on March 30, 2004 (the “March 30, 2004 8-K”)

4.6	Amended and Restated Trust Agreement of Everest Re Capital Trust II, dated as of March 29, 2004, incorporated herein by reference to Exhibit 4.2 to the March 30, 2004 8-K

4.7	Guarantee Agreement, dated as of March 29, 2004, between Holdings and JPMorgan Chase Bank, incorporated herein by reference to Exhibit 4.3 to the March 30, 2004 8-K

4.8	Expense Agreement, dated as of March 29, 2004, between Holdings and Everest Re Capital Trust, incorporated herein by reference to Exhibit 4.4 to the March 30, 2004 8-K

4.9
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

*	10.2	Everest Re Group, Ltd. 1995 Stock Option Plan for Non-Employee Directors, incorporated herein by reference to Exhibit 4.3 to the Registration Statement on Form S-8 (No. 333-05771)

*	10.3	Everest Re Group, Ltd. 2003 Non-Employee Director Equity Compensation Plan, incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (No. 333-105483)

*	10.4
Form of Non-Qualified Stock Option Award Agreement under the Everest Re Group, Ltd. 2003 Non-Employee Director Equity Compensation Plan, incorporated herein by reference to Exhibit 10.47 to Everest Re Group, Ltd., Report on Form 10-K for the year ended December 31, 2004

*	10.5
Amendment of Everest Re Group, Ltd. 2003 Non-Employee Director Equity Compensation Plan adopted by shareholders at the annual general meeting on May 25, 2005, incorporated herein by reference to Appendix B to the 2005 Proxy Statement filed on April 14, 2005

*	10.6
Form of Restricted Stock Award Agreement under the Everest Re Group, Ltd. 2003 Non-Employee Director Equity Compensation Plan, incorporated by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on September 22, 2005

	10.7
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

	10.8
Credit Agreement, dated July 27, 2007, among Everest Re Group, Ltd., Everest Reinsurance (Bermuda), Ltd. and Everest International Reinsurance, Ltd., certain lenders party thereto and Wachovia Bank, N.A. as administrative agent, incorporated herein by reference to Exhibit 10.1 Form 8-K filed on July 27, 2007

	10.9
Completion of Tender Offer relating to Everest Reinsurance Holdings, Inc. 6.60% Fixed to Floating Rate Long Term Subordinated Notes (LoTSSM) dated March 19, 2009, incorporated herein by reference to Exhibit 99.1 to Everest Re Group, Ltd. Form 8-K filed on March 31, 2009

*	10.10	Everest Re Group, Ltd. 2009 Stock Option and Restricted Stock Plan for Non-Employee Directors incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. second quarter 2009 10-Q

*	10.11
Employment Agreement between Everest Reinsurance (Bermuda), Ltd. and Mark S. deSaram, dated October 7, 2010, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on October 12, 2010

*	10.12
Mutual Agreement and General Release and Waiver between Everest Global Services, Inc. and Ralph E. Jones III, dated October 7, 2010, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed in October 12, 2010

*	10.13	Everest Re Group, Ltd. 2010 Stock Incentive Plan for employees is incorporated herein by reference to exhibit 10.2 to Everest Re Group, Ltd. Form S-8 filed on September 30, 2010

*	10.14
Employment Agreement between Everest Global Services, Inc., Everest Reinsurance Holdings, Inc. and Joseph V. Taranto, dated January 1, 2011, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on March 31, 2011

*	10.15
Change of Control Agreement between and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc., Everest Re Group, Ltd., Everest Global Services, Inc. and Joseph V. Taranto, dated January 1, 2011, incorporated herein by reference to Exhibit 10.2 to Everest Re Group, Ltd. Form 8-K filed on March 31, 2011

*	10.16
Amendment of Executive Performance Annual Incentive Plan adopted by shareholders at the annual general meeting on May 18, 2011, incorporated herein by reference to Appendix B to the 2011 Proxy Statement filed on April 15, 2011

*	10.17
Employment Agreement between Everest Global Services, Inc., Everest Reinsurance Holdings, Inc. and Dominic J. Addesso, dated June 16, 2011, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on June 20, 2011

*	10.18
Employment Agreement between Everest Global Services, Inc., Everest Reinsurance Holdings, Inc. and Joseph V. Taranto, dated January 1, 2011, This employment supersedes the prior agreement between registrant and Joseph V. Taranto dated March 25, 2011.  This new agreement dated January 1, 2011, incorporated herein by reference to Exhibit 10.2 to Everest Re Group, Ltd. Form 8-K filed on June 20, 2011

10.19
Credit Agreement, dated August 15, 2011, between Everest Reinsurance Holdings, Inc., the lenders named therein and Citibank, National Association, as administrative agent, providing for a $150.0 million three year revolving credit facility, filed herewith.  This new agreement replaces the August 23, 2006 five year senior revolving credit facility

10.20
Credit Agreement, dated June 22, 2012, between Everest Re Group, Ltd., Everest Reinsurance (Bermuda), Ltd. and Everest International Reinsurance, Ltd., certain lenders party thereto and Wells Fargo Bank, N.A. as administrative agent, providing for an $800.0 million four year senior credit facility, incorporated herein by reference to Exhibit 10.31 to Everest Re Group, Ltd. Form 10-Q filed on August 9, 2012.  This new agreement replaces the July 27, 2007 five year, $850.0 million senior credit facility

*	10.21
Employment agreement between Everest Global Services, Inc., Everest Reinsurance Holdings, Inc. and Dominic J. Addesso, dated July 1, 2012, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on July 20, 2012

*	10.22
Employment agreement between Everest Global Services, Inc., Everest Reinsurance Holdings, Inc. and Joseph V. Taranto, dated July 1, 2012, incorporated herein by reference to Exhibit 10.2 to Everest Re Group, Ltd. Form 8-K filed on July 20, 2012

*	10.23
Change of Control Agreement between and among Everest Reinsurance Company, Everest Reinsurance Holdings, Inc., Everest Re Group, Ltd., Everest Global Services, Inc. and Joseph V. Taranto, dated January 1, 2012, incorporated herein by reference to Exhibit 10.3 to Everest Re Group, Ltd. Form 8-K filed on July 20, 2012

*	10.24
Employment agreement between Everest Reinsurance (Bermuda), Ltd. and Mark S. deSaram, dated September 13, 2012, incorporated herein by reference to Exhibit 10.1 to Everest Re Group, Ltd. Form 8-K filed on December 4, 2012

21.1	Subsidiaries of the registrant, filed herewith

23.1	Consent of PricewaterhouseCoopers LLP, filed herewith

31.1	Section 302 Certification of Joseph V. Taranto, filed herewith

31.2	Section 302 Certification of Craig Howie, filed herewith

32.1	Section 906 Certification of Joseph V. Taranto and Craig Howie, furnished herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Management contract or compensatory plan or arrangement.

EVEREST RE GROUP, LTD.

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Pages

Report of Independent Registered Public Accounting Firm		F-2

Consolidated Balance Sheets at December 31, 2012 and 2011		F-4

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended
	December 31, 2012, 2011 and 2010	F-5

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended
	December 31, 2012, 2011 and 2010	F-6

Consolidated Statements of Cash Flows for the Years Ended
	December 31, 2012, 2011 and 2010	F-7

Notes to Consolidated Financial Statements		F-8

Schedules

I	Summary of Investments Other Than Investments in Related Parties at December 31, 2012	S-1

II	Condensed Financial Information of Registrant:

	Balance Sheets as of December 31, 2012 and 2011	S-2

	Statements of Operations for the Years Ended December 31, 2012, 2011 and 2010	S-3

	Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010	S-4

III	Supplementary Insurance Information for the Years Ended
	December 31, 2012, 2011 and 2010	S-5

IV	Reinsurance for the Years Ended December 31, 2012, 2011 and 2010	S-6

Schedules other than those listed above are omitted for the reason that they are not applicable or the information is otherwise contained in the Financial Statements.

Index

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
      of Everest Re Group, Ltd.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Everest Re Group, Ltd. and its subsidiaries (the “Company”) at December 31, 2012 and 2011 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers, LLP
New York, New York
March 1, 2013

Index

EVEREST RE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars and share amounts in thousands, except par value per share)	2012	2011

ASSETS:
Fixed maturities - available for sale, at market value	$13,141,657	$12,293,524
(amortized cost: 2012, $12,444,880; 2011, $11,731,173)
Fixed maturities - available for sale, at fair value	41,470	113,606
Equity securities - available for sale, at market value (cost: 2012, $131,630; 2011, $463,620)	143,493	448,930
Equity securities - available for sale, at fair value	1,255,557	1,249,106
Short-term investments	860,379	685,332
Other invested assets (cost: 2012, $596,590; 2011, $558,232)	596,590	558,232
Cash	537,050	448,651
Total investments and cash	16,576,196	15,797,381
Accrued investment income	130,209	130,193
Premiums receivable	1,237,859	1,077,548
Reinsurance receivables	659,081	580,339
Funds held by reinsureds	228,375	267,295
Deferred acquisition costs	303,268	378,026
Prepaid reinsurance premiums	71,107	85,409
Deferred tax asset	262,024	332,783
Income taxes recoverable	68,442	41,623
Other assets	241,346	202,958
TOTAL ASSETS	$19,777,907	$18,893,555

LIABILITIES:
Reserve for losses and loss adjustment expenses	$10,069,055	$10,123,215
Future policy benefit reserve	66,107	67,187
Unearned premium reserve	1,322,525	1,412,778
Funds held under reinsurance treaties	2,755	2,528
Commission reserves	65,533	55,103
Other net payable to reinsurers	162,778	60,775
Losses in course of payment	191,076	18,392
5.4% Senior notes due 10/15/2014	249,907	249,858
6.6% Long term notes due 5/1/2067	238,357	238,354
Junior subordinated debt securities payable	329,897	329,897
Accrued interest on debt and borrowings	4,781	4,781
Equity index put option liability	79,467	69,729
Unsettled securities payable	48,830	8,793
Other liabilities	213,372	180,790
Total liabilities	13,044,440	12,822,180

Commitments and contingencies (Note 16)

SHAREHOLDERS' EQUITY:
Preferred shares, par value: $0.01; 50,000 shares authorized;
no shares issued and outstanding	-	-
Common shares, par value: $0.01; 200,000 shares authorized; (2012) 67,105
and (2011) 66,455 outstanding before treasury shares	671	665
Additional paid-in capital	1,946,439	1,892,988
Accumulated other comprehensive income (loss), net of deferred income tax expense
(benefit) of $119,629 at 2012 and $112,969 at 2011	537,049	366,978
Treasury shares, at cost; 15,687 shares (2012) and 12,719 shares (2011)	(1,363,958)	(1,073,970)
Retained earnings	5,613,266	4,884,714
Total shareholders' equity	6,733,467	6,071,375
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$19,777,907	$18,893,555

The accompanying notes are an integral part of the consolidated financial statements.

Index

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
(Dollars in thousands, except per share amounts)	2012	2011	2010

REVENUES:
Premiums earned	$4,164,628	$4,101,347	$3,934,625
Net investment income	600,202	620,041	653,463
Net realized capital gains (losses):
Other-than-temporary impairments on fixed maturity securities	(10,022)	(16,223)	(2,975)
Other-than-temporary impairments on fixed maturity securities
transferred to other comprehensive income (loss)	-	-	-
Other net realized capital gains (losses)	174,422	23,146	104,886
Total net realized capital gains (losses)	164,400	6,923	101,911
Net derivative gain (loss)	(9,738)	(11,261)	(1,119)
Other income (expense)	3,318	(23,089)	16,927
Total revenues	4,922,810	4,693,961	4,705,807

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	2,745,265	3,726,204	2,945,712
Commission, brokerage, taxes and fees	952,701	950,521	931,855
Other underwriting expenses	207,659	182,403	166,258
Corporate expenses	23,976	16,461	14,914
Interest, fees and bond issue cost amortization expense	53,683	52,319	55,830
Total claims and expenses	3,983,284	4,927,908	4,114,569

INCOME (LOSS) BEFORE TAXES	939,526	(233,947)	591,238
Income tax expense (benefit)	110,572	(153,461)	(19,516)

NET INCOME (LOSS)	$828,954	$(80,486)	$610,754

Other comprehensive income (loss), net of tax:
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period	174,025	91,481	102,532
Less: reclassification adjustment for realized losses (gains) included in net income (loss)	(19,676)	(11,340)	(42,368)
Total URA(D) on securities arising during the period	154,349	80,141	60,164
Foreign currency translation adjustments	22,698	(15,969)	1,871
Pension adjustments	(6,976)	(29,452)	(1,815)
Total other comprehensive income (loss), net of tax	170,071	34,720	60,220

COMPREHENSIVE INCOME (LOSS)	$999,025	$(45,766)	$670,974

EARNINGS PER COMMON SHARE:
Basic	$15.85	$(1.49)	$10.73
Diluted	15.79	(1.49)	10.70
Dividends declared	1.92	1.92	1.92

The accompanying notes are an integral part of the consolidated financial statements.

Index

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY

	Years Ended December 31,
(Dollars in thousands, except share and dividends per share amounts)	2012	2011	2010

COMMON SHARES (shares outstanding):
Balance, beginning of period	53,735,551	54,428,168	59,317,741
Issued during the period, net	650,836	437,427	175,999
Treasury shares acquired	(2,968,425)	(1,130,044)	(5,065,572)
Balance, end of period	51,417,962	53,735,551	54,428,168

COMMON SHARES (par value):
Balance, beginning of period	$665	$660	$658
Issued during the period, net	6	5	2
Balance, end of period	671	665	660

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	1,892,988	1,863,031	1,845,181
Share-based compensation plans	53,451	29,957	17,850
Balance, end of period	1,946,439	1,892,988	1,863,031

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS),
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	366,978	332,258	272,038
Net increase (decrease) during the period	170,071	34,720	60,220
Balance, end of period	537,049	366,978	332,258

RETAINED EARNINGS:
Balance, beginning of period	4,884,714	5,069,048	4,566,771
Net income (loss)	828,954	(80,486)	610,754
Dividends declared ($1.92 per share in 2012, 2011 and 2010)	(100,402)	(103,848)	(108,477)
Balance, end of period	5,613,266	4,884,714	5,069,048

TREASURY SHARES AT COST:
Balance, beginning of period	(1,073,970)	(981,480)	(582,926)
Purchase of treasury shares	(289,988)	(92,490)	(398,554)
Balance, end of period	(1,363,958)	(1,073,970)	(981,480)

TOTAL SHAREHOLDERS' EQUITY, END OF PERIOD	$6,733,467	$6,071,375	$6,283,517

The accompanying notes are an integral part of the consolidated financial statements.

Index

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(Dollars in thousands)	2012	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$828,954	$(80,486)	$610,754
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable	(153,694)	(235,560)	132,986
Decrease (increase) in funds held by reinsureds, net	42,298	18,236	1,573
Decrease (increase) in reinsurance receivables	(55,274)	97,549	(62,954)
Decrease (increase) in current income taxes	(26,831)	82,702	(9,951)
Decrease (increase) in deferred tax asset	64,909	(194,029)	22,023
Decrease (increase) in prepaid reinsurance premiums	16,358	46,374	(25,281)
Increase (decrease) in reserve for losses and loss adjustment expenses	(169,595)	826,230	420,748
Increase (decrease) in future policy benefit reserve	(1,080)	4,185	(1,534)
Increase (decrease) in unearned premiums	(98,418)	(39,822)	36,883
Increase (decrease) in other net payable to reinsurers	100,566	4,911	(4,982)
Increase (decrease) in losses in course of payment	173,232	18,477	(41,539)
Change in equity adjustments in limited partnerships	(63,779)	(56,549)	(71,493)
Change in other assets and liabilities, net	76,788	108,611	(47,804)
Non-cash compensation expense	31,984	17,693	14,786
Amortization of bond premium (accrual of bond discount)	61,844	47,872	46,095
Amortization of underwriting discount on senior notes	52	49	76
Net realized capital (gains) losses	(164,400)	(6,923)	(101,911)
Net cash provided by (used in) operating activities	663,914	659,520	918,475

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale, at market value	1,830,582	1,702,973	1,717,659
Proceeds from fixed maturities matured/called - available for sale, at fair value	1,300	12,775	-
Proceeds from fixed maturities sold - available for sale, at market value	913,139	1,732,246	1,632,719
Proceeds from fixed maturities sold - available for sale, at fair value	84,917	65,158	20,237
Proceeds from equity securities sold - available for sale, at market value	280,807	27,207	3,037
Proceeds from equity securities sold - available for sale, at fair value	558,740	247,227	234,112
Distributions from other invested assets	84,454	166,273	79,849
Cost of fixed maturities acquired - available for sale, at market value	(3,328,409)	(3,238,113)	(2,766,212)
Cost of fixed maturities acquired - available for sale, at fair value	(7,955)	(27,481)	(134,324)
Cost of equity securities acquired - available for sale, at market value	(26,571)	(127,837)	(353,265)
Cost of equity securities acquired - available for sale, at fair value	(426,507)	(755,734)	(514,092)
Cost of other invested assets acquired	(58,369)	(64,832)	(66,408)
Cost of businesses acquired	-	(63,100)	-
Net change in short-term investments	(175,043)	100,969	(110,241)
Net change in unsettled securities transactions	35,085	13,563	(13,084)
Net cash provided by (used in) investing activities	(233,830)	(208,706)	(270,013)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares issued during the period, net	21,473	12,269	3,066
Purchase of treasury shares	(289,988)	(92,490)	(398,554)
Revolving credit borrowings	-	(50,000)	50,000
Net cost of senior notes maturing	-	-	(200,000)
Dividends paid to shareholders	(100,402)	(103,848)	(108,477)
Net cash provided by (used in) financing activities	(368,917)	(234,069)	(653,965)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	27,232	(26,502)	16,313

Net increase (decrease) in cash	88,399	190,243	10,810
Cash, beginning of period	448,651	258,408	247,598
Cash, end of period	$537,050	$448,651	$258,408

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid (recovered)	$59,754	$(44,537)	$(30,978)
Interest paid	53,008	51,647	60,198

Non-cash transaction:
Net assets acquired and liabilities assumed from business acquisitions	-	19,130	-
Conversion of equity securities - available for sale, at market value, to fixed maturity securities - available for sale, at market value, including accrued
interest at time of conversion	92,981	-	-

The accompanying notes are an integral part of the consolidated financial statements.

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  The statements include all of the following domestic and foreign direct and indirect subsidiaries of Group:  Everest International Reinsurance, Ltd. (“Everest International”), Everest Global Services, Inc. (“Global Services”), Everest Reinsurance (Bermuda), Ltd. (“Bermuda Re”), Everest Re Advisors, Ltd., Everest Advisors (UK), Ltd., Holdings Ireland, Everest Reinsurance Company (Ireland) Limited (“Ireland Re”), Everest Insurance Company of Canada (“Everest Canada”), Premiere Insurance Underwriting Services (“Premiere”), Holdings, Heartland Crop Insurance, Inc. (“Heartland”), Specialty Insurance Group, Inc. (“Specialty”), Mt. McKinley Insurance Company (“Mt. McKinley”), Mt. McKinley Managers, L.L.C., Workcare Southeast, Inc., Workcare Southeast of Georgia, Inc., Everest Reinsurance Company (“Everest Re”), Everest National Insurance Company (“Everest National”), Everest Reinsurance Company Ltda. (Brazil), Mt. Whitney Securities, Inc., Everest Indemnity Insurance Company (“Everest Indemnity”) and Everest Security Insurance Company (“Everest Security”).  All amounts are reported in U.S. dollars.

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

Certain reclassifications and format changes have been made to prior years’ amounts to conform to the 2012 presentation.

B.  Investments.
Fixed maturity and equity security investments available for sale, at market value, reflect unrealized appreciation and depreciation, as a result of temporary changes in market value during the period, in shareholders’ equity, net of income taxes in “accumulated other comprehensive income (loss)” in the consolidated balance sheets.  Fixed maturity and equity securities carried at fair value reflect fair value re-measurements as net realized capital gains and losses in the consolidated statements of operations and comprehensive income (loss).  The Company records changes in fair value for its fixed maturities available for sale, at market value through shareholders’ equity, net of taxes in accumulated other comprehensive income (loss) since cash flows from these investments will be primarily used to settle its reserve for losses and loss adjustment expense liabilities.  The Company anticipates holding these investments for an extended period as the cash flow from interest and maturities will fund the projected payout of these liabilities. Fixed maturities carried at fair value represent a portfolio of convertible bond securities, which have characteristics similar to equity securities and at times, designated foreign denominated fixed maturity securities, which will be used to settle loss and loss adjustment reserves in the same currency.  The Company carries all of its equity securities at fair value except for mutual fund investments whose underlying investments are comprised of fixed maturity securities.  For equity securities, available for sale, at fair value, the Company reflects changes in value as net realized capital gains and losses since these securities may be sold in the near term depending on financial market conditions.  Interest income on all fixed maturities and dividend income on all equity securities are included as part of net investment income in the consolidated statements of operations and comprehensive income (loss).  Unrealized losses on fixed maturities, which are

Index

deemed other-than-temporary and related to the credit quality of a security, are charged to net income (loss) as net realized capital losses.  Short-term investments are stated at cost, which approximates market value.  Realized gains or losses on sales of investments are determined on the basis of identified cost.  For non-publicly traded securities, market prices are determined through the use of pricing models that evaluate securities relative to the U.S. Treasury yield curve, taking into account the issue type, credit quality, and cash flow characteristics of each security.  For publicly traded securities, market value is based on quoted market prices or valuation models that use observable market inputs.  When a sector of the financial markets is inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value.  Retrospective adjustments are employed to recalculate the values of asset-backed securities.  Each acquisition lot is reviewed to recalculate the effective yield.  The recalculated effective yield is used to derive a book value as if the new yield were applied at the time of acquisition.  Outstanding principal factors from the time of acquisition to the adjustment date are used to calculate the prepayment history for all applicable securities.  Conditional prepayment rates, computed with life to date factor histories and weighted average maturities, are used to effect the calculation of projected and prepayments for pass-through security types.  Other invested assets include limited partnerships, rabbi trusts and an affiliated entity.  Limited partnerships and the affiliated entity are accounted for under the equity method of accounting, which can be recorded on a monthly or quarterly lag.

C.  Uncollectible Receivable Balances.
The Company provides reserves for uncollectible reinsurance recoverable and premium receivable balances based on management’s assessment of the collectability of the outstanding balances.  Such reserves are presented in the table below for the periods indicated.

	Years Ended December 31,
(Dollars in thousands)	2012	2011
Reinsurance receivables and premium receivables	$32,011	$33,796

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

	Years Ended December 31,
(Dollars in thousands)	2012	2011	2010
Deferred acquisition costs	$952,701	$950,521	$931,855

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

H.  Prepaid Reinsurance Premiums.
Prepaid reinsurance premiums represent unearned premium reserves ceded to other reinsurers.  Prepaid reinsurance premiums for any foreign reinsurers comprising more than 10% of the outstanding balance at December 31, 2012 were collateralized either through a trust arrangement or letters of credit, thereby limiting the credit risk to the Company.

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

Net income (loss) per common share has been computed as per below, based upon weighted average common basic and dilutive shares outstanding.

	Years Ended December 31,
(Dollars in thousands, except per share amounts)	2012	2011	2010
Net income (loss) per share:
Numerator
Net income (loss)	$828,954	$(80,486)	$610,754
Less: dividends declared-common shares and nonvested common shares	(100,402)	(103,848)	(108,477)
Undistributed earnings	728,552	(184,334)	502,277
Percentage allocated to common shareholders (1)	99.2%	99.3%	99.5%
	722,717	(183,134)	499,882
Add: dividends declared-common shareholders	99,576	103,150	107,926
Numerator for basic and diluted earnings per common share	$822,293	$(79,984)	$607,808

Denominator
Denominator for basic earnings per weighted-average common shares	51,894	53,792	56,630
Effect of dilutive securities:
Options	173	124	156
Denominator for diluted earnings per adjusted weighted-average common shares	52,067	53,916	56,786

Per common share net income (loss)
Basic	$15.85	$(1.49)	$10.73
Diluted	$15.79	$(1.49)	$10.70

(1) Basic weighted-average common shares outstanding	51,894	53,792	56,630
Basic weighted-average common shares outstanding and nonvested common shares expected to vest	52,313	54,145	56,902
Percentage allocated to common shareholders	99.2%	99.3%	99.5%

(Some amounts may not reconcile due to rounding.)

The table below presents the options to purchase common shares that were outstanding, but were not included in the computation of earnings per diluted share as they were anti-dilutive, for the periods indicated:

	Years Ended December 31,
	2012	2011	2010
Anti-dilutive options	894,704	1,490,730	1,873,070

All outstanding options expire on or between September 18, 2013 and September 19, 2022.

L.  Segmentation.
The Company, through its subsidiaries, operates in four segments:  U.S. Reinsurance, International, Bermuda and Insurance.  See also Note 19.

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

The fair value of the equity index put options can be found in the Company’s consolidated balance sheets as follows:

(Dollars in thousands)
Derivatives not designated as	Location of fair value	At December 31,
hedging instruments	in balance sheets	2012	2011

Equity index put option contracts	Equity index put option liability	$79,467	$69,729
Total		$79,467	$69,729

The change in fair value of the equity index put option contracts can be found in the Company’s statement of operations and comprehensive income (loss) as follows:

(Dollars in thousands)
Derivatives not designated as	Location of gain (loss) in statements of	For the Years Ended December 31,
hedging instruments	operations and comprehensive income (loss)	2012	2011	2010

Equity index put option contracts	Net derivative gain (loss)	$(9,738)	$(11,261)	$(1,119)
Total		$(9,738)	$(11,261)	$(1,119)

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

Index

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

Treatment of Insurance Contract Acquisition Costs. In October 2010, the FASB issued authoritative guidance for the accounting for costs associated with acquiring or renewing insurance contracts.  The guidance identifies the incremental direct costs of contract acquisition and costs directly related to acquisition activities that should be capitalized.  This guidance is effective for reporting periods beginning after December 15, 2011.  The Company implemented this guidance as of January 1, 2012 and determined that $13,492 thousand of previously deferrable acquisition costs will be expensed during 2012 and the first quarter of 2013, including $10,876 thousand of previously deferrable acquisition costs expensed in 2012.  If the guidance had been applicable for the prior periods, the Company would have expensed $13,901 thousand of deferrable acquisition costs during 2011.

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

2.  INVESTMENTS

The amortized cost, market value and gross unrealized appreciation and depreciation of available for sale, fixed maturity and equity security investments, carried at market value, are as follows for the periods indicated:

	At December 31, 2012
	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$302,050	$11,079	$(1,007)	$312,122
Obligations of U.S. states and political subdivisions	1,214,990	78,097	(1,124)	1,291,963
Corporate securities	3,794,979	247,439	(7,098)	4,035,320
Asset-backed securities	169,615	7,296	(333)	176,578
Mortgage-backed securities
Commercial	294,596	27,965	(2,473)	320,088
Agency residential	2,091,672	63,794	(3,331)	2,152,135
Non-agency residential	7,660	590	(201)	8,049
Foreign government securities	1,785,738	132,947	(6,457)	1,912,228
Foreign corporate securities	2,783,580	159,632	(10,038)	2,933,174
Total fixed maturity securities	$12,444,880	$728,839	$(32,062)	$13,141,657
Equity securities	$131,630	$11,864	$(1)	$143,493

Index

	At December 31, 2011
	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$284,514	$16,407	$(287)	$300,634
Obligations of U.S. states and political subdivisions	1,558,615	102,815	(525)	1,660,905
Corporate securities	3,495,761	197,914	(27,054)	3,666,621
Asset-backed securities	186,936	7,020	(550)	193,406
Mortgage-backed securities
Commercial	310,387	20,942	(9,902)	321,427
Agency residential	2,198,937	86,722	(3,066)	2,282,593
Non-agency residential	53,365	499	(775)	53,089
Foreign government securities	1,555,707	120,900	(8,389)	1,668,218
Foreign corporate securities	2,086,951	91,869	(32,189)	2,146,631
Total fixed maturity securities	$11,731,173	$645,088	$(82,737)	$12,293,524
Equity securities	$463,620	$4,060	$(18,750)	$448,930

The $1,912,228 thousand of foreign government securities at December 31, 2012 included $862,544 thousand of European sovereign securities.  Approximately 51.7%, 19.1%, 6.7% and 5.1% of European sovereign securities represented securities held in the governments of the United Kingdom, France, Austria and the Netherlands, respectively.  No other countries represented more than 5% of the European sovereign securities.  The Company held no sovereign securities of Portugal, Italy, Ireland, Greece or Spain at December 31, 2012.

In accordance with FASB guidance, the Company reclassified the non-credit portion of other-than-temporary impairments from retained earnings into accumulated other comprehensive income (loss), on April 1, 2009.  The table below presents the pre-tax cumulative unrealized appreciation (depreciation) on those corporate securities, for the periods indicated:

	At December 31,
(Dollars in thousands)	2012	2011
Pre-tax cumulative unrealized appreciation (depreciation)	$4,748	$2,567

The amortized cost and market value of fixed maturity securities are shown in the following table by contractual maturity.  Mortgage-backed securities are generally more likely to be prepaid than other fixed maturity securities. As the stated maturity of such securities may not be indicative of actual maturities, the totals for mortgage-backed and asset-backed securities are shown separately.

	At December 31, 2012		At December 31, 2011
	Amortized	Market	Amortized	Market
(Dollars in thousands)	Cost	Value	Cost	Value
Fixed maturity securities – available for sale:
Due in one year or less	$944,446	$957,775	$494,098	$494,911
Due after one year through five years	5,463,158	5,741,258	5,052,484	5,268,748
Due after five years through ten years	2,331,593	2,511,525	2,188,080	2,325,142
Due after ten years	1,142,140	1,274,249	1,246,886	1,354,208
Asset-backed securities	169,615	176,578	186,936	193,406
Mortgage-backed securities:
Commercial	294,596	320,088	310,387	321,427
Agency residential	2,091,672	2,152,135	2,198,937	2,282,593
Non-agency residential	7,660	8,049	53,365	53,089
Total fixed maturity securities	$12,444,880	$13,141,657	$11,731,173	$12,293,524

Index

The changes in net unrealized appreciation (depreciation) for the Company’s investments are derived from the following sources for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2012	2011
Increase (decrease) during the period between the market value and cost of investments carried at market value, and deferred taxes thereon:
Fixed maturity securities	$132,246	$122,393
Fixed maturity securities, other-than-temporary impairment	2,181	824
Equity securities	26,553	(15,143)
Other invested assets	-	(1,515)
Change in unrealized appreciation (depreciation), pre-tax	160,980	106,559
Deferred tax benefit (expense)	(6,714)	(26,484)
Deferred tax benefit (expense), other-than-temporary impairment	83	66
Change in unrealized appreciation (depreciation),
net of deferred taxes, included in shareholders’ equity	$154,349	$80,141

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

Index

The tables below display the aggregate market value and gross unrealized depreciation of fixed maturity and equity securities, by security type and contractual maturity, in each case subdivided according to length of time that individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at December 31, 2012 By Security Type
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$21,468	$(430)	$3,386	$(577)	$24,854	$(1,007)
Obligations of U.S. states and political subdivisions	38,754	(1,073)	5,781	(51)	44,535	(1,124)
Corporate securities	174,665	(2,069)	71,483	(5,029)	246,148	(7,098)
Asset-backed securities	-	-	13,714	(333)	13,714	(333)
Mortgage-backed securities
Commercial	-	-	50,999	(2,473)	50,999	(2,473)
Agency residential	396,016	(2,215)	67,781	(1,116)	463,797	(3,331)
Non-agency residential	-	-	2,105	(201)	2,105	(201)
Foreign government securities	85,032	(923)	66,329	(5,534)	151,361	(6,457)
Foreign corporate securities	197,029	(2,802)	103,720	(7,236)	300,749	(10,038)
Total fixed maturity securities	$912,964	$(9,512)	$385,298	$(22,550)	$1,298,262	$(32,062)
Equity securities	-	-	13	(1)	13	(1)
Total	$912,964	$(9,512)	$385,311	$(22,551)	$1,298,275	$(32,063)

	Duration of Unrealized Loss at December 31, 2012 By Maturity
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities
Due in one year or less	$21,909	$(502)	$30,177	$(3,631)	$52,086	$(4,133)
Due in one year through five years	261,625	(3,891)	163,480	(12,748)	425,105	(16,639)
Due in five years through ten years	135,391	(1,409)	37,926	(1,431)	173,317	(2,840)
Due after ten years	98,023	(1,495)	19,116	(617)	117,139	(2,112)
Asset-backed securities	-	-	13,714	(333)	13,714	(333)
Mortgage-backed securities	396,016	(2,215)	120,885	(3,790)	516,901	(6,005)
Total fixed maturity securities	$912,964	$(9,512)	$385,298	$(22,550)	$1,298,262	$(32,062)

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position at December 31, 2012 were $1,298,275 thousand and $32,063 thousand, respectively.  There were no unrealized losses on a single issuer that exceeded 0.02% of the market value of the fixed maturity securities at December 31, 2012.  In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector.  The $9,512 thousand of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were generally comprised of domestic and foreign corporate securities, as well as agency residential mortgage-backed securities.  Of these unrealized losses, $7,982 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating organization. The $22,550 thousand of unrealized losses related to fixed maturity securities in an unrealized loss position for more than one year related primarily to domestic and foreign corporate securities, foreign government securities and commercial mortgage-backed securities.  Of these unrealized losses, $19,150 thousand related to securities that were rated investment grade by at least one nationally recognized statistical rating organization.  The non-investment grade securities with unrealized losses were mainly comprised of corporate and commercial mortgage-backed securities.  The gross unrealized depreciation for mortgage-backed securities included $250 thousand related to sub-prime and alt-A loans.  In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations.  The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments.

Index

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

Index

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

The components of net investment income are presented in the table below for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2012	2011	2010
Fixed maturity securities	$489,801	$521,991	$581,870
Equity securities	59,156	57,573	12,200
Short-term investments and cash	1,252	1,281	151
Other invested assets
Limited partnerships	64,896	56,851	70,740
Other	3,851	2,741	1,274
Total gross investment income	618,956	640,437	666,235
Interest debited (credited) and other investment expense	(18,754)	(20,396)	(12,772)
Total net investment income	$600,202	$620,041	$653,463

The Company records results from limited partnership investments on the equity method of accounting with changes in value reported through net investment income.  Due to the timing of receiving financial information from these partnerships, the results are generally reported on a one month or quarter lag.  If the Company determines there has been a significant decline in value of a limited partnership during this lag period, a loss will be recorded in the period in which the Company identifies the decline.

The Company had contractual commitments to invest up to an additional $106,766 thousand in limited partnerships at December 31, 2012.  These commitments will be funded when called in accordance with the partnership agreements, which have investment periods that expire, unless extended, through 2016.

The components of net realized capital gains (losses) are presented in the table below for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2012	2011	2010
Fixed maturity securities, market value:
Other-than-temporary impairments	$(10,022)	$(16,223)	$(2,975)
Gains (losses) from sales	14,708	20,378	27,491
Fixed maturity securities, fair value:
Gains (losses) from sales	5,675	(905)	775
Gains (losses) from fair value adjustments	1,941	(15,518)	15,091
Equity securities, market value:
Gains (losses) from sales	14,920	38	77
Equity securities, fair value:
Gains (losses) from sales	21,031	8,021	6,136
Gains (losses) from fair value adjustments	116,163	11,130	55,308
Short-term investments gain (loss)	(16)	2	8
Total net realized capital gains (losses)	$164,400	$6,923	$101,911

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

Index

The proceeds and split between gross gains and losses, from sales of fixed maturity and equity securities, are presented in the table below for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2012	2011	2010
Proceeds from sales of fixed maturity securities	$998,056	$1,797,404	$1,652,956
Gross gains from sales	38,144	86,519	141,038
Gross losses from sales	(17,761)	(67,046)	(112,772)

Proceeds from sales of equity securities	$839,547	$274,434	$237,149
Gross gains from sales	57,814	16,325	11,562
Gross losses from sales	(21,863)	(8,266)	(5,349)

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

Securities with a carrying value amount of $1,478,079 thousand at December 31, 2012 were on deposit with various state or governmental insurance departments in compliance with insurance laws.

3.  RESERVE FOR LOSSES, LAE AND FUTURE POLICY BENEFIT RESERVE

Reserves for losses and LAE.
Activity in the reserve for losses and LAE is summarized for the periods indicated:

	At December 31,
(Dollars in thousands)	2012	2011	2010
Gross reserves at January 1	$10,123,215	$9,340,183	$8,937,858
Less reinsurance recoverables	(580,998)	(689,445)	(641,269)
Net reserves at January 1	9,542,217	8,650,738	8,296,589

Incurred related to:
Current year	2,748,925	3,722,513	2,976,578
Prior years	(3,660)	3,691	(30,866)
Total incurred losses and LAE	2,745,265	3,726,204	2,945,712

Paid related to:
Current year	633,894	810,530	568,330
Prior years	2,220,202	2,008,307	1,988,749
Total paid losses and LAE	2,854,096	2,818,837	2,557,079

Foreign exchange/translation adjustment	32,919	(15,888)	(34,484)

Net reserves at December 31	9,466,305	9,542,217	8,650,738
Plus reinsurance recoverables	602,750	580,998	689,445
Gross reserves at December 31	$10,069,055	$10,123,215	$9,340,183

Incurred prior years’ reserves decreased by $3,660 thousand, increased by $3,691 thousand and decreased by $30,866 thousand for the years ended December 31, 2012, 2011 and 2010, respectively.  The decrease for 2012 was attributable to a $57,205 thousand decrease in reinsurance business, primarily related to favorable development on treaty casualty reserves, partially offset by a $53,545 thousand increase in insurance business, primarily related to development on contractors’ liability and workers compensation reserves.

Index

The increase for 2011 was attributable to a $113,833 thousand increase in insurance and U.S. reinsurance business, primarily related to development on contractors’ liability, excess casualty and California workers compensation reserves, partially offset by the $110,142 thousand decrease in non-US reinsurance business (Bermuda and International), primarily related to favorable development on non-catastrophe property reserves.

The decrease for 2010 was attributable to a $140,760 thousand decrease in non-US reinsurance business, partially offset by the $109,894 thousand increase in insurance and U.S. reinsurance business.  The decrease in the non-U.S. reinsurance business was due to reserve studies that indicated net favorable reserve development, as well as reductions in loss estimates for prior year catastrophes.  The increase in the US reinsurance is primarily due to reserve strengthening in casualty lines for construction liability claims and the increase in the insurance business is due to reserve strengthening on several terminated programs.

Reinsurance Receivables.  Reinsurance receivables for both paid and recoverable on unpaid losses totaled $659,081 thousand and $580,339 thousand at December 31, 2012 and 2011, respectively.  At December 31, 2012, $181,535 thousand, or 27.5%, was receivable from C.V. Starr (Bermuda); $79,902 thousand, or 12.1%, was receivable from Federal Crop Insurance Company; $65,152 thousand, or 9.9%, was receivable from XL Reinsurance America; $58,024 thousand, or 8.8%, was receivable from Berkley Insurance Company; and $54,095 thousand, or 8.2%, was receivable from Transatlantic Reinsurance Company.  The receivable from C.V. Starr is fully collateralized by a trust agreement.  No other retrocessionaire accounted for more than 5% of our receivables.

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

A&E exposures represent a separate exposure group for monitoring and evaluating reserve adequacy.  The following table summarizes incurred losses with respect to A&E reserves on both a gross and net of reinsurance basis for the periods indicated:

	At December 31,
(Dollars in thousands)	2012	2011	2010
Gross basis:
Beginning of period reserves	$499,911	$554,790	$638,674
Incurred losses	132	752	-
Paid losses	(57,222)	(55,631)	(83,884)
End of period reserves	$442,821	$499,911	$554,790

Net basis:
Beginning of period reserves	$480,160	$532,906	$613,121
Incurred losses	124	764	-
Paid losses	(54,593)	(53,510)	(80,215)
End of period reserves	$425,691	$480,160	$532,906

Index

At December 31, 2012, the gross reserves for A&E losses were comprised of $138,449 thousand representing case reserves reported by ceding companies, $90,637 thousand representing additional case reserves established by the Company on assumed reinsurance claims, $36,667 thousand representing case reserves established by the Company on direct excess insurance claims, including Mt. McKinley, and $177,068 thousand representing IBNR reserves.

With respect to asbestos only, at December 31, 2012, the Company had gross asbestos loss reserves of $422,849 thousand, or 95.5%, of total A&E reserves, of which $339,654 thousand was for assumed business and $83,195 thousand was for direct business.

Future Policy Benefit Reserve.
Activity in the reserve for future policy benefits is summarized for the periods indicated:

	At December 31,
(Dollars in thousands)	2012	2011	2010
Balance at beginning of year	$67,187	$63,002	$64,536
Liabilities assumed	126	176	172
Adjustments to reserves	2,365	8,449	2,944
Benefits paid in the current year	(3,571)	(4,440)	(4,650)
Balance at end of year	$66,107	$67,187	$63,002

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

In limited instances where prices are not provided by pricing services or in rare instances when a manager may not agree with the pricing service, price quotes on a non-binding basis are obtained from investment brokers.  The investment asset managers do not make any changes to prices received from either the pricing services or the investment brokers.  In addition, the investment asset managers have procedures in place to review the reasonableness of the prices from the service providers and may request verification of the prices.  In addition, the Company continually performs analytical reviews of price changes and tests the prices on a random basis to an independent pricing source.  No material variances were noted during these price validation procedures.  In limited situations, where financial markets are inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value.  The Company made no such adjustments at December 31, 2012 and 2011.

The Company internally manages a small public equity portfolio which had a fair value at December 31, 2012 of $117,602 thousand and all prices were obtained from publically published sources.

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

Index

Significant Unobservable Inputs.  These securities include broker priced securities and the Company’s equity index put option contracts.

At December 31, 2012 and 2011, all Level 3 fixed maturity securities, were priced using single non-binding broker quotes since prices for these securities were not provided by normal pricing service companies.  The single broker quotes are provided by market makers or broker-dealers who are recognized as market participants in the markets in which they are providing the quotes.  The prices received from brokers are reviewed for reasonableness by the third party asset managers and the Company.

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

The Company sold six equity index put option contracts, based on the Standard & Poor’s 500 (“S&P 500”) index, for total consideration, net of commissions, of $22,530 thousand.  At December 31, 2012, fair value for these equity index put option contracts was $69,809 thousand.  These equity index put option contracts each have a single exercise date, with maturities ranging from 12 to 30 years and strike prices ranging from $1,141.21 to $1,540.63.  No amounts will be payable under these equity index put option contracts if the S&P 500 index is at, or above, the strike prices on the exercise dates, which fall between June 2017 and March 2031.  If the S&P 500 index is lower than the strike price on the applicable exercise date, the amount due would vary proportionately with the percentage by which the index is below the strike price.  Based on historical index volatilities and trends and the December 31, 2012 S&P 500 index value, the Company estimates the probability that each equity index put option contract of the S&P 500 index falling below the strike price on the exercise date to be less than 44%.  The theoretical maximum payouts under these six equity index put option contracts would occur if on each of the exercise dates the S&P 500 index value were zero.  At December 31, 2012, the present value of these theoretical maximum payouts using a 3% discount factor was $395,902 thousand.  Conversely, if the contracts had all expired on December 31, 2012, with the S&P index at $1,426.19, the settlement amount would have been $11,031 thousand.

The Company sold one equity index put option contract based on the FTSE 100 index for total consideration, net of commissions, of $6,706 thousand.  At December 31, 2012, fair value for this equity index put option contract was $9,658 thousand.  This equity index put option contract has an exercise date of July 2020 and a strike price of ₤5,989.75.  No amount will be payable under this equity index put option contract if the FTSE 100 index is at, or above, the strike price on the exercise date.  If the FTSE 100 index is lower than the strike price on the exercise date, the amount due will vary proportionately with the percentage by which the index is below the strike price.  Based on historical index volatilities and trends and the December 31, 2012 FTSE 100 index value, the Company estimates the probability that the equity index put option contract of the FTSE 100 index will fall below the strike price on the exercise date to be less than 47%.  The theoretical maximum payout under the equity index put option contract would occur if on the exercise date the FTSE 100 index value was zero.  At December 31, 2012, the present value of the theoretical maximum payout using a 3% discount factor and current exchange rate was $42,513 thousand.  Conversely, if the contract had expired on December 31, 2012, with the FTSE index at ₤5,897.80, the settlement amount would have been $816 thousand.

The Company’s equity index put option contracts contain provisions that require collateralization of the fair value, as calculated by the counterparty, above a specified threshold, which is based on the Company’s financial strength ratings (Moody’s Investors Service, Inc.) and/or debt ratings (Standard & Poor’s Ratings Services).  The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on December 31, 2012, was $79,467 thousand for which the Company had posted collateral with a market value of $48,266 thousand.  If on December 31, 2012, the Company’s ratings were such that the collateral threshold was zero, the Company’s collateral requirement would increase by $55,000 thousand.

Index

The fair value was calculated using an industry accepted option pricing model, Black-Scholes, which used the following assumptions:

	At December 31, 2012
		Contract
	Contracts	based on
	based on	FTSE 100
	S & P 500 Index	Index
Equity index	1,426.2	5,897.8
Interest rate	1.28% to 3.25%	2.08%
Time to maturity	4.4 to 18.3 yrs	7.6 yrs
Volatility	21.7% to 25.2%	24.4%

The following table presents the fair value measurement levels for all assets and liabilities, which the Company has recorded at fair value (fair and market value) as of the periods indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	December 31, 2012	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$312,122	$-	$312,122	$-
Obligations of U.S. States and political subdivisions	1,291,963	-	1,291,963	-
Corporate securities	4,035,320	-	4,035,320	-
Asset-backed securities	176,578	-	171,729	4,849
Mortgage-backed securities
Commercial	320,088	-	320,088	-
Agency residential	2,152,135	-	2,117,293	34,842
Non-agency residential	8,049	-	7,623	426
Foreign government securities	1,912,228	-	1,912,228	-
Foreign corporate securities	2,933,174	-	2,921,261	11,913
Total fixed maturities, market value	13,141,657	-	13,089,627	52,030

Fixed maturities, fair value	41,470	-	41,470	-
Equity securities, market value	143,493	126,395	17,098	-
Equity securities, fair value	1,255,557	1,114,997	140,560	-

Liabilities:
Equity index put option contracts	$79,467	$-	$-	$79,467

There were no transfers between Level 1 and Level 2 for the twelve months ended December 31, 2012.

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

The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs by asset type, for the periods indicated:

	December 31, 2012					December 31, 2011
	Asset-backed	Foreign	Non-agency	Agency		Asset-backed	Foreign	Non-agency
(Dollars in thousands)	Securities	Corporate	RMBS	RMBS	Total	Securities	Corporate	RMBS	Total
Beginning balance	$16,937	$3,044	$486	$-	$20,467	$995	$4,416	$1,500	$6,911
Total gains or (losses) (realized/unrealized)
Included in earnings	114	(34)	172	(4)	248	193	(8)	634	819
Included in other comprehensive income (loss)	714	167	16	(194)	703	(714)	(80)	(230)	(1,024)
Purchases, issuances and settlements	5,411	18,541	(248)	35,040	58,744	16,470	3,131	(1,070)	18,531
Transfers in and/or (out) of Level 3	(18,327)	(9,805)	-	-	(28,132)	(7)	(4,415)	(348)	(4,770)
Ending balance	$4,849	$11,913	$426	$34,842	$52,030	$16,937	$3,044	$486	$20,467

The amount of total gains or losses for the period included
in earnings (or changes in net assets) attributable to the
change in unrealized gains or losses relating to assets
still held at the reporting date	$-	$-	$-	$-	$-	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

Index

The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs for equity index put option contracts, for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2012	2011
Liabilities:
Balance, beginning of period	$69,729	$58,467
Total (gains) or losses (realized/unrealized)
Included in earnings	9,738	11,261
Included in other comprehensive income (loss)	-	-
Purchases, issuances and settlements	-	-
Transfers in and/or (out) of Level 3	-	-
Balance, end of period	$79,467	$69,729

The amount of total gains or losses for the period included in earnings
(or changes in net assets) attributable to the change in unrealized
gains or losses relating to liabilities still held at the reporting date	$-	$-

(Some amounts may not reconcile due to rounding.)

5.  CREDIT FACILITIES

The Company has three credit facilities for a total commitment of up to $1,250,000 thousand, providing for the issuance of letters of credit and/or unsecured revolving credit lines. The following table presents the costs incurred in connection with the three credit facilities for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2012	2011	2010
Credit facility fees incurred	$3,519	$2,211	$2,034

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

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth.  Minimum net worth is an amount equal to the sum of $4,249,963 thousand plus 25% of consolidated net income for each of Group’s fiscal quarters, for which statements are available ending on or after January 1, 2012 and for which consolidated net income is positive, plus 25% of any increase in consolidated net worth during such period attributable to the issuance of ordinary and preferred shares, which at December 31, 2012, was $4,470,565 thousand.  As of December 31, 2012, the Company was in compliance with all Group Credit Facility covenants.

Index

The following table summarizes the outstanding letters of credit and/or borrowings for the periods indicated:

(Dollars in thousands)		At December 31, 2012			At December 31, 2011
Bank		Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Wells Fargo Bank Group Credit Facility	Tranche One	$200,000	$-		$350,000	$-
	Tranche Two	600,000	463,155	12/31/2013	500,000	446,327	12/31/2012
			-			127	9/30/2012
Total Wells Fargo Bank Group Credit Facility		$800,000	$463,155		$850,000	$446,454

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

The Holdings Credit Facility requires Holdings to maintain a debt to capital ratio of not greater than 0.35 to 1 and Everest Re to maintain its statutory surplus at $1,875,000 thousand plus 25% of future aggregate net income and 25% of future aggregate capital contributions after December 31, 2010, which at December 31, 2012, was $1,990,497 thousand.  As of December 31, 2012, Holdings was in compliance with all Holdings Credit Facility covenants.

The following table summarizes outstanding letters of credit and/or borrowings for the periods indicated:

(Dollars in thousands)	At December 31, 2012				At December 31, 2011
Bank	Commitment	In Use	Date of Loan	Maturity/Expiry Date	Commitment	In Use	Date of Loan	Maturity/Expiry Date
Citibank Holdings Credit Facility	$150,000	$-			$150,000	$-
Total revolving credit borrowings		-				-
Total letters of credit		1,551		12/31/2013		5,020		12/31/2012

Total Citibank Holdings Credit Facility	$150,000	$1,551			$150,000	$5,020

Bermuda Re Letter of Credit Facility

Bermuda Re has a $300,000 thousand letter of credit issuance facility with Citibank N.A. referred to as the “Bermuda Re Letter of Credit Facility”, which commitment is reconfirmed annually with updated fees.  The Bermuda Re Letter of Credit Facility provides for the issuance of up to $300,000 thousand of secured letters of credit to collateralize reinsurance obligations as a non-admitted reinsurer.  The interest on drawn letters of credit shall be (A) 0.35% per annum of the principal amount of issued standard letters of credit (expiry of 15 months or less) and (B) 0.45% per annum of the principal amount of issued extended tenor letters of credit (expiry maximum of up to 60 months).  The commitment fee on undrawn credit shall be 0.15% per annum.

Index

The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in thousands)	At December 31, 2012			At December 31, 2011
Bank	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Citibank Bilateral Letter of Credit Agreement	$300,000	$3,672	11/24/2013	$300,000	$3,352	11/24/2012
		75,472	12/31/2013		80,770	12/31/2012
		1,104	8/15/2014		85	7/15/2013
		139	8/30/2014		889	2/15/2014
		20,838	12/31/2014		4,773	12/31/2014
		145,215	3/31/2017		25,510	6/30/2015
		-	-		8,642	9/30/2015
		-	-		10,088	11/22/2015
		-	-		60,752	12/31/2015
Total Citibank Bilateral Agreement	$300,000	$246,440		$300,000	$194,861

6.  SENIOR NOTES

The table below displays Holdings’ outstanding senior notes.  Market value is based on quoted market prices, but due to limited trading activity, these senior notes are considered Level 2 in the fair value hierarchy.

				December 31, 2012		December 31, 2011
				Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Date Due	Principal Amounts	Sheet Amount	Market Value	Sheet Amount	Market Value
5.40% Senior notes	10/12/2004	10/15/2014	$250,000	$249,907	$266,390	$249,858	$251,370
8.75% Senior notes (matured and paid on March 15, 2010)	03/14/2000	03/15/2010	$200,000	$-	$-	$-	$-

Interest expense incurred in connection with these senior notes is as follows for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2012	2011	2010
Interest expense incurred	$13,548	$13,546	$17,219

7.  LONG TERM SUBORDINATED NOTES

The table below displays Holdings’ outstanding fixed to floating rate long term subordinated notes.  Market value is based on quoted market prices, but due to limited trading activity, these subordinated notes are considered Level 2 in the fair value hierarchy.

			Maturity Date		December 31, 2012		December 31, 2011
		Original			Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Principal Amount	Scheduled	Final	Sheet Amount	Market Value	Sheet Amount	Market Value
6.6% Long term subordinated notes	04/26/2007	$400,000	05/15/2037	05/01/2067	$238,357	$242,138	$238,354	$210,195

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

Index

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

Interest expense incurred in connection with these long term subordinated notes is as follows for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2012	2011	2010
Interest expense incurred	$15,748	$15,748	$15,748

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

				December 31, 2012		December 31, 2011
				Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Date Due	Amount Issued	Sheet Amount	Fair Value	Sheet Amount	Fair Value
6.20% Junior subordinated debt securities	03/29/2004	03/29/2034	$329,897	$329,897	$333,225	$329,897	$326,313

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

Interest expense incurred in connection with these junior subordinated debt securities is as follows for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2012	2011	2010
Interest expense incurred	$20,454	$20,454	$20,454

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

Index

There are certain regulatory and contractual restrictions on the ability of Holdings’ operating subsidiaries to transfer funds to Holdings in the form of cash dividends, loans or advances.  The insurance laws of the State of Delaware, where Holdings’ direct insurance subsidiaries are domiciled, require regulatory approval before those subsidiaries can pay dividends or make loans or advances to Holdings that exceed certain statutory thresholds.  In addition, the terms of Holdings Credit Facility (discussed in Note 5) require Everest Re, Holdings’ principal insurance subsidiary, to maintain a certain statutory surplus level as measured at the end of each fiscal year.  At December 31, 2012, $2,272,346 thousand of the $3,068,916 thousand in net assets of Holdings’ consolidated subsidiaries were subject to the foregoing regulatory restrictions.

9.  TRUST AGREEMENTS

Certain subsidiaries of Group have established trust agreements, which effectively use the Company’s investments as collateral, as security for assumed losses payable to certain non-affiliated ceding companies.  At December 31, 2012, the total amount on deposit in trust accounts was $213,696 thousand.

10.  OPERATING LEASE AGREEMENTS

The future minimum rental commitments, exclusive of cost escalation clauses, at December 31, 2012, for all of the Company’s operating leases with remaining non-cancelable terms in excess of one year are as follows:

(Dollars in thousands)
2013	$11,450
2014	11,220
2015	11,847
2016	11,850
2017	10,812
Thereafter	36,365
Net commitments	$93,544

All of these leases, the expiration terms of which range from 2013 to 2024, are for the rental of office space.  Rental expense was $14,169 thousand, $14,148 thousand and $13,124 thousand for the years ended December 31, 2012, 2011 and 2010, respectively.

11.  INCOME TAXES

Under Bermuda law, no income or capital gains taxes are imposed on Group and its Bermuda subsidiaries. The Minister of Finance of Bermuda has assured Group and its Bermuda subsidiaries that, pursuant to The Exempted Undertakings Tax Protection Amendment Act of 2011, they will be exempt until 2035 from imposition of any such taxes.

All the income of Group's non-Bermuda subsidiaries is subject to the applicable federal, foreign, state and local taxes on corporations. Additionally, the income of foreign branches of the Company's insurance operating companies, in particular the UK branch of Bermuda Re, is subject to various rates of income tax. The provision for income taxes in the consolidated statement of operations and comprehensive income (loss) has been determined in accordance with the individual income of each entity and the respective applicable tax laws. The provision reflects the permanent differences between financial and taxable income relevant to each entity. The significant components of the provision are as follows for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2012	2011	2010
Current tax expense (benefit):
U.S.	$46,723	$27,257	$(57,073)
Non-U.S.	14,131	14,388	35,056
Total current tax expense (benefit)	60,854	41,645	(22,016)
Total deferred U.S. tax expense (benefit)	49,718	(195,106)	2,500
Total income tax expense (benefit)	$110,572	$(153,461)	$(19,516)

(Some amounts may not reconcile due to rounding.)

Index

The weighted average expected tax provision has been calculated using the pre-tax income (loss) in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. Reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate for the periods indicated is provided below:

	Years Ended December 31,
(Dollars in thousands)	2012		2011		2010
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Pre-tax income (loss)	$432,332	$507,194	$(395,206)	$161,260	$141,142	$450,097

Expected tax provision at the applicable statutory rate(s)	151,316	11,013	(138,322)	12,216	49,436	33,716
Increase (decrease) in taxes resulting from:
Tax exempt income	(20,623)	-	(33,672)	-	(56,457)	-
Dividend received deduction	(8,351)	-	(6,893)	-	(2,784)	-
Proration	3,138	-	5,080	-	8,510	-
Tax audit settlement	(2,508)	-	(710)	-	(36,511)	-
Uncertain tax positions	(31,912)	-	8,139	-	(5,237)	-
Other	5,377	3,123	(1,471)	2,172	(11,529)	1,340
Total income tax provision	$96,437	$14,136	$(167,849)	$14,388	$(54,572)	$35,056

During 2012, the Internal Revenue Service ("IRS") completed its audit of the Company for the 2007 and 2008 tax years.  At the conclusion of the audit, the Company paid additional federal income taxes of $12,747 thousand plus interest of $1,702 thousand.  The additional tax liability resulted primarily from adjustments to the timing of the Company’s utilization of foreign tax credits and, therefore, including interest but net of a permanent benefit from previously unrecorded tax exempt income, this resulted in a $354 thousand income tax benefit.  Also as a result of closing the IRS audit, the Company was able to re-measure its exposure and take down its reserve for uncertain tax positions by $31,912 thousand and related interest by $2,154 thousand, resulting in an income tax benefit of $34,067 thousand.

The Company identified net understatements in its Deferred tax asset account of $17,520 thousand during 2012.  The understatements resulted from differences between filed and recorded amounts that had accumulated over several prior periods.  The Company corrected these understatements, resulting in a $17,520 thousand income tax benefit included in the income tax expense (benefit) caption in the Consolidated Statements of Operations and Comprehensive Income (Loss) and increased net income for the same amount.  The Company also increased its Deferred tax asset in its Consolidated Balance Sheets by $17,520 thousand.  The Company believes that the out of period adjustments are immaterial to these financial statements and to all prior periods.  As such, the Company has not restated any prior period amounts.

Index

Deferred income taxes reflect the tax effect of the temporary differences between the value of assets and liabilities for financial statement purposes and such values as measured by the U.S. tax laws and regulations. The principal items making up the net deferred income tax asset are as follows for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2012	2011
Deferred tax assets:
Loss reserve	$159,320	$183,883
Foreign tax credits	90,941	74,253
Net operating loss carryforward	64,353	167,089
Alternative minimum tax credits	64,088	21,438
Deferred expenses	40,200	19,351
Unearned premium reserve	37,558	43,020
Unfunded pension liability	33,660	29,903
Deferred compensation	12,557	15,437
Uncollectible reinsurance reserve	5,675	5,675
Investment impairments	3,151	4,620
Other assets	9,630	17,724
Total deferred tax assets	521,133	582,393

Deferred tax liabilities:
Net unrealized investment gains	87,524	79,450
Net unrealized fair value income	61,211	29,633
Net unrealized foreign currency gains	42,742	46,738
Deferred acquisition costs	33,969	58,571
Deferred gain on tender of debt	27,395	27,395
Accrued market discount on bonds	2,002	2,183
Other liabilities	2,515	5,640
Total deferred tax liabilities	257,357	249,610

Net deferred tax assets	263,776	332,783
Valuation allowance	(1,752)	-
Total net deferred tax assets	$262,024	$332,783

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Dollars in thousands)	2012	2011	2010
Balance at January 1	$31,912	$23,773	$29,010
Additions based on tax positions related to the current year	-	8,139	7,119
Additions for tax positions of prior years	-	-	-
Reductions for tax positions of prior years	(31,912)	-	-
Settlements with taxing authorities	-	-	(12,356)
Lapses of applicable statutes of limitations	-	-	-
Balance at December 31	$-	$31,912	$23,773

As a result of closing the 2007 and 2008 IRS audit during 2012, the Company was able to re-measure its exposure and take down its reserve for uncertain tax positions by $31,912 thousand and accrued interest of $2,154 thousand.  Thus, the entire amount of unrecognized tax benefits at December 31, 2011 and 2010 were recognized and beneficially affected the effective tax rate in 2012.  The Company is no longer subject to U.S federal, state and local or foreign income tax examinations by tax authorities for years before 2009.

In 2010, the Company favorably settled a 2003 and 2004 IRS audit. During the years ended December 31, 2011 and 2010, the Company recorded a net overall tax benefit including accrued interest of $710 thousand and $25,920 thousand respectively. In addition, in 2010, the Company was able to take down a $12,356 thousand reserve for uncertain tax positions that had been established with respect to 2003 and 2004.

Index

The Company recognizes accrued interest related to net unrecognized tax benefits and penalties in income taxes. During the year ended December 31, 2012, 2011 and 2010 the Company accrued and recognized a net expense/(benefit) of approximately $(2,154) thousand, $957 thousand and $(9,938) thousand, respectively, in interest and penalties.  Included within the 2010 net expense (benefit) of $(9,938) thousand is $(10,591) thousand of accrued interest related to the 2003 and 2004 IRS audit.

For U.S. income tax purposes the Company has foreign tax credit carry forwards of $90,941 thousand that begin to expire in 2017 and a net operating loss carryforward of $183,866 thousand that expires in 2031.  In addition, for U.S. income tax purposes the Company has $64,088 thousand of Alternative Minimum Tax credits that do not expire. Management believes that it is more likely than not that the Company will realize the benefits of its net deferred tax assets, however, a valuation allowance of $1,752 thousand has been recorded in 2012 against a net operating loss carryforward in it's Canadian subsidiary.

The Company has recorded tax benefits related to share-based compensation deductions for dividends on restricted stock, vestings of restricted stock and exercised stock options in 2012 and 2011 respectively of $555 thousand and $10 thousand in additional paid-in capital the shareholders' equity section of the consolidated balance sheets.

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

Premiums written and earned and incurred losses and LAE are comprised of the following for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2012	2011	2010
Written premiums:
Direct	$1,074,206	$815,087	$823,378
Assumed	3,236,331	3,471,087	3,377,341
Ceded	(229,466)	(177,275)	(255,141)
Net written premiums	$4,081,071	$4,108,899	$3,945,578

Premiums earned:
Direct	$1,054,707	$871,598	$823,811
Assumed	3,353,667	3,454,622	3,340,977
Ceded	(243,746)	(224,873)	(230,163)
Net premiums earned	$4,164,628	$4,101,347	$3,934,625

Incurred losses and LAE:
Direct	$926,364	$744,017	$708,212
Assumed	2,017,526	3,099,787	2,392,758
Ceded	(198,625)	(117,600)	(155,258)
Net incurred losses and LAE	$2,745,265	$3,726,204	$2,945,712

Index

13.  COMPREHENSIVE INCOME (LOSS)

The following table presents the components of comprehensive income (loss) in the consolidated statements of operations for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2012	2011	2010

Net income (loss)	$828,954	$(80,486)	$610,754
Other comprehensive income (loss), before tax:
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period
URA(D) of investments - temporary	178,405	109,928	65,199
URA(D) of investments - non-credit OTTI	2,181	824	7,831
URA(D) on securities arising during the period	180,586	110,752	73,030
Less: reclassification adjustment for realized losses (gains) included in net income (loss)	(19,606)	(4,193)	(24,593)
Total URA(D) on securities arising during the period	160,980	106,559	48,437
Foreign currency translation adjustments	26,484	(16,429)	16,429
Pension adjustments	(10,732)	(45,310)	(2,792)
Total other comprehensive income (loss), before tax	176,732	44,820	62,074

Income tax benefit (expense) related to items of other comprehensive income (loss):
Tax benefit (expense) on URA(D) arising during the period
Tax benefit (expense) on URA(D) of investments - temporary	(6,644)	(19,338)	30,504
Tax benefit (expense) on URA(D) of investments - non-credit OTTI	83	66	(1,002)
Tax benefit (expense) on URA(D) on securities arising during the period	(6,561)	(19,272)	29,502
Less: reclassification of tax expense (benefit) on realized losses (gains) included in net income (loss)	(70)	(7,146)	(17,775)
Total tax benefit (expense) from URA(D) arising during the period	(6,631)	(26,418)	11,727
Tax benefit (expense) from foreign currency translation	(3,786)	460	(14,558)
Tax benefit (expense) on pension	3,756	15,858	977
Total income tax benefit (expense) related to items of other comprehensive income (loss):	(6,661)	(10,100)	(1,854)
Other comprehensive income (loss), net of tax	170,071	34,720	60,220
Comprehensive income (loss)	$999,025	$(45,766)	$670,974

The following table presents the components of accumulated other comprehensive income (loss), net of tax, in the consolidated balance sheets for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2012	2011
Beginning balance of URA (D) on securities	$449,579	$369,438
Current period change in URA (D) of investments - temporary	152,086	79,251
Current period change in URA (D) of investments - non-credit OTTI	2,263	890
Ending balance of URA (D) on securities	603,928	449,579

Beginning balance of foreign currency translation adjustments	(27,066)	(11,097)
Current period change in foreign currency translation adjustments	22,698	(15,969)
Ending balance of foreign currency translation adjustments	(4,368)	(27,066)

Beginning balance of pension	(55,535)	(26,083)
Current period change in pension	(6,976)	(29,452)
Ending balance of pension	(62,511)	(55,535)

Ending balance of accumulated other comprehensive income (loss)	$537,049	$366,978

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

Although not required to make contributions under IRS regulations, the following table summarizes the Company’s contributions to the defined benefit pension plans for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2012	2011	2010
Company contributions	$267	$3,223	$6,759

The following table summarizes the Company’s pension expense for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2012	2011	2010
Pension expense	$16,542	$10,874	$10,783

The following table summarizes the status of these defined benefit plans for U.S. employees for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2012	2011
Change in projected benefit obligation:
Benefit obligation at beginning of year	$175,364	$138,392
Service cost	9,370	7,548
Interest cost	7,971	7,702
Actuarial loss	21,786	26,802
Benefits paid	(2,332)	(5,080)
Projected benefit obligation at end of year	212,159	175,364

Change in plan assets:
Fair value of plan assets at beginning of year	101,304	114,470
Actual return on plan assets	15,568	(11,309)
Actual contributions during the year	267	3,223
Benefits paid	(2,332)	(5,080)
Fair value of plan assets at end of year	114,807	101,304

Funded status at end of year	$(97,352)	$(74,060)

Amounts recognized in the consolidated balance sheets for the periods indicated:

	At December 31,
(Dollars in thousands)	2012	2011
Other assets (due beyond one year)	$-	$-
Other liabilities (due within one year)	(5,497)	(3,497)
Other liabilities (due beyond one year)	(91,855)	(70,563)
Net amount recognized in the consolidated balance sheets	$(97,352)	$(74,060)

Index

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss) for the periods indicated:

	At December 31,
(Dollars in thousands)	2012	2011
Prior service cost	$(119)	$(168)
Accumulated income (loss)	(85,820)	(78,755)
Accumulated other comprehensive income (loss)	$(85,939)	$(78,923)

Other changes in other comprehensive income (loss) for the periods indicated are as follows:

	Years Ended December 31,
(Dollars in thousands)	2012	2011
Other comprehensive income (loss) at December 31, prior year	$(78,923)	$(36,436)
Net gain (loss) arising during period	(13,961)	(47,177)
Recognition of amortizations in net periodic benefit cost:
Prior service cost	49	49
Actuarial loss	6,896	4,641
Other comprehensive income (loss) at December 31, current year	$(85,939)	$(78,923)

Net periodic benefit cost for U.S. employees included the following components for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2012	2011	2010
Service cost	$9,370	$7,548	$6,944
Interest cost	7,971	7,702	7,052
Expected return on assets	(7,743)	(9,067)	(7,971)
Amortization of actuarial loss from earlier periods	6,896	3,367	2,467
Amortization of unrecognized prior service cost	49	49	49
Settlement	-	1,275	2,242
Net periodic benefit cost	$16,542	$10,874	$10,783

Other changes recognized in other comprehensive income (loss):
Other comprehensive income (loss) attributable to change from prior year	7,017	42,487

Total recognized in net periodic benefit cost and other
comprehensive income (loss)	$23,559	$53,361

(Some amounts may not reconcile due to rounding.)

The estimated transition obligation, actuarial loss and prior service cost that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next year are $0 thousand, $7,415 thousand and $49 thousand, respectively.

The weighted average discount rates used to determine net periodic benefit cost for 2012, 2011 and 2010 were 4.60%, 5.60% and 6.10%, respectively.  The rate of compensation increase used to determine the net periodic benefit cost for 2012, 2011 and 2010 was 4.0%.  The expected long-term rate of return on plan assets for 2012, 2011 and 2010 was 7.75%, 8.0% and 8.0%, respectively, and was based on expected portfolio returns and allocations.

The weighted average discount rates used to determine the actuarial present value of the projected benefit obligation for year end 2012, 2011 and 2010 were 4.00%, 4.60% and 5.60%, respectively.

Index

The following table summarizes the accumulated benefit obligation for the periods indicated:

	At December 31,
(Dollars in thousands)	2012	2011
Qualified Plan	$148,107	$118,981
Non-qualified Plan	25,579	21,231
Total	$173,686	$140,212

The following table displays the plans with projected benefit obligations in excess of plan assets for the periods indicated:

	At December 31,
(Dollars in thousands)	2012	2011
Qualified Plan
Projected benefit obligation	$181,617	$146,350
Fair value of plan assets	114,807	101,304
Non-qualified Plan
Projected benefit obligation	$30,542	$29,014
Fair value of plan assets	-	-

The following table displays the plans with accumulated benefit obligations in excess of plan assets for the periods indicated:

	At December 31,
(Dollars in thousands)	2012	2011
Qualified Plan
Accumulated benefit obligation	$148,107	$118,981
Fair value of plan assets	114,807	101,304
Non-qualified Plan
Accumulated benefit obligation	$25,579	$21,231
Fair value of plan assets	-	-

The following table displays the expected benefit payments in the periods indicated:

(Dollars in thousands)
2013	$8,567
2014	7,233
2015	6,582
2016	6,759
2017	7,299
Next 5 years	48,914

Plan assets consist of shares in investment trusts with approximately 68%, 29% and 3% of the underlying assets consisting of equity securities, fixed maturities and cash, respectively.  The Company manages the qualified plan investments for U.S. employees.  The assets in the plan consist of debt and equity mutual funds.  Due to the long term nature of the plan, the target asset allocation has historically been 70% equities and 30% bonds.

Index

The following tables present the fair value measurement levels for the qualified plan assets at fair value for the periods indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	December 31, 2012	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash	$-	$-	$-	$-
Short-term investments, which approximates fair value (a)	3,343	3,343	-	-
Mutual funds, fair value
Fixed income (b)	33,783	33,783	-	-
Equities (c)	63,065	63,065	-	-
Multi-strategy equity fund, fair value (d)	9,092	-	-	9,092
Private equity limited partnership (e)	5,524	-	-	5,524
Total	$114,807	$100,191	$-	$14,616

(a)	This category includes high quality, short-term money market instruments, which are issued and payable in U.S. dollars.
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

(e)	This category consists of two private equity limited partnerships.

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	December 31, 2011	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash	$317	$317	$-	$-
Short-term investments, which approximates fair value (a)	3,109	3,109	-	-
Mutual funds, fair value
Fixed income (b)	33,573	33,573	-	-
Equities (c)	55,423	55,423	-	-
Multi-strategy equity fund, fair value (d)	7,891	-	-	7,891
Private equity limited partnership (e)	991	-	-	991
Total	$101,304	$92,422	$-	$8,882

(Some amounts may not reconcile due to rounding.)

(a)	This category includes high quality, short-term money market instruments, which are issued and payable in U.S. dollars.
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

(e)	This category consists of a private equity limited partnership.

Index

The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs for fixed maturity investments, for the period indicated:

	Year Ended December 31,
(Dollars in thousands)	2012	2011
Assets:
Balance, beginning of period	$8,882	$10,259
Actual return on plan assets:
Realized gains (losses)	(22)	21
Unrealized gains (losses)	997	(2,380)
Purchases and capital contributions	5,955	1,200
Investment income earned on assets	118	(95)
Sales and capital distributions	(1,314)	(123)
Transfers in and/or (out) of Level 3	-	-
Balance, end of period	$14,616	$8,882

The amount of total gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses)
relating to assets still held at the reporting date	$1,019	$(2,401)

(Some amounts may not reconcile due to rounding.)

The Company does not expect to make any contributions to the qualified plan in 2013.

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

The following table presents the Company’s incurred expenses related to these plans for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2012	2011	2010
Incurred expenses	$3,209	$2,062	$1,801

In addition, the Company maintains several defined contribution pension plans covering non-U.S. employees.  Each non-U.S. office (Brazil, Canada, London, Belgium, Singapore, Ireland and Bermuda) maintains a separate plan for the non-U.S. employees working in that location.  The Company contributes various amounts based on salary, age and/or years of service.  The contributions as a percentage of salary for the branch offices range from 5.3% to 12.0%.  The contributions are generally used to purchase pension benefits from local insurance providers.  The following table presents the Company’s incurred expenses related to these plans for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2012	2011	2010
Incurred expenses	$1,064	$1,031	$995

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

The following medical cost trend rates were used to determine net cost and benefit obligations:  a healthcare inflation rate for pre-Medicare claims of 7.7% in 2012 was assumed to decrease gradually to 4.5% in 2027 and then remain at that level; and a healthcare inflation rate for post-Medicare claims of 6.3% in 2012 was assumed to decrease gradually to 4.5% in 2027 and then remain at that level.

Changes in the assumed healthcare cost trend can have a significant effect on the amounts reported for the healthcare plans.  A one percent change in the rate would have the following effects on:

	Percentage	Percentage
	Point Increase	Point Decrease
(Dollars in thousands)	($ Impact)	($ Impact)
a. Effect on total service and interest cost components	$617	$(478)
b. Effect on accumulated post-retirement benefit obligation	5,905	(4,611)

The following table presents the post-retirement benefit expenses for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2012	2011	2010
Post-retirement benefit expenses	$3,141	$2,258	$1,947

The following table summarizes the status of this plan for the periods indicated:

	At December 31,
(Dollars in thousands)	2012	2011
Change in projected benefit obligation:
Benefit obligation at beginning of year	$21,462	$16,754
Service cost	1,677	1,165
Interest cost	1,033	934
Actuarial loss	4,136	2,930
Excise tax cost	11	53
Benefits paid	(381)	(374)
Benefit obligation at end of year	27,938	21,462

Change in plan assets:
Fair value of plan assets at beginning of year	-	-
Employer contributions	381	374
Benefits paid	(381)	(374)
Fair value of plan assets at end of year	-	-

Funded status at end of year	$(27,938)	$(21,462)

Amounts recognized in the consolidated balance sheets for the periods indicated:

	At December 31,
(Dollars in thousands)	2012	2011
Other liabilities (due within one year)	$(472)	$(470)
Other liabilities (due beyond one year)	(27,466)	(20,992)
Net amount recognized in the consolidated balance sheets	$(27,938)	$(21,462)

Index

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss) for the periods indicated:

	At December 31,
(Dollars in thousands)	2012	2011
Accumulated income (loss)	$(10,231)	$(6,516)
Accumulated other comprehensive income (loss)	$(10,231)	$(6,516)

Other changes in other comprehensive income (loss) for the periods indicated are as follows:

	Years Ended December 31,
(Dollars in thousands)	2012	2011
Other comprehensive income (loss) at December 31, prior year	$(6,516)	$(3,692)
Net gain (loss) arising during period	(4,147)	(2,983)
Recognition of amortizations in net periodic benefit cost:
Actuarial loss (gain)	432	159
Other comprehensive income (loss) at December 31, current year	$(10,231)	$(6,516)

Net periodic benefit cost included the following components for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2012	2011	2010
Service cost	$1,677	$1,165	$1,017
Interest cost	1,033	934	849
Net loss recognition	432	159	81
Net periodic cost	$3,142	$2,258	$1,947

Other changes recognized in other comprehensive income (loss):
Other comprehensive gain (loss) attributable to change from prior year	3,715	2,823

Total recognized in net periodic benefit cost and
other comprehensive income (loss)	$6,857	$5,081

The estimated transition obligation, actuarial loss and prior service cost that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year are $0 thousand, $614 thousand and $0 thousand, respectively.

The weighted average discount rates used to determine net periodic benefit cost for 2012, 2011 and 2010 were 4.60%, 5.60% and 6.10%, respectively.

The weighted average discount rates used to determine the actuarial present value of the projected benefit obligation at year end 2012, 2011 and 2010 were 4.00%, 4.60% and 5.60%, respectively.

The following table displays the expected benefit payments in the years indicated:

(Dollars in thousands)
2013	$472
2014	538
2015	672
2016	760
2017	820
Next 5 years	6,403

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

Under Bermuda law, Bermuda Re and Everest International are prohibited from declaring or making payment of a dividend if they fail to meet their minimum solvency margin or minimum liquidity ratio.  As a long term insurer, Bermuda Re is also unable to declare or pay a dividend to anyone who is not a policyholder unless, after payment of the dividend, the value of the assets in their long term business fund, as certified by their approved actuary, exceeds their liabilities for long term business by at least the $250 thousand minimum solvency margin.  Prior approval of the Bermuda Monetary Authority is required if Bermuda Re’s or Everest International’s dividend payments would exceed 25% of their prior year-end total statutory capital and surplus.

Under Irish corporate and regulatory law, Holdings Ireland and its subsidiaries are limited as to the dividends they can pay based on retained earnings and net income (loss) and/or capital and minimum solvency requirements.

Delaware law provides that an insurance company which is a member of an insurance holding company system and is domiciled in the state shall not pay dividends without giving prior notice to the Insurance Commissioner of Delaware and may not pay dividends without the approval of the Insurance Commissioner if the value of the proposed dividend, together with all other dividends and distributions made in the preceding twelve months, exceeds the greater of (1) 10% of statutory surplus or (2) net income, not including realized capital gains, each as reported in the prior year’s statutory annual statement.  In addition, no dividend may be paid in excess of unassigned earned surplus.  At December 31, 2012, Everest Re has $359,026 thousand available for payment of dividends in 2013 without the need for prior regulatory approval.

Statutory Financial Information.
Everest Re prepares its statutory financial statements in accordance with accounting practices prescribed or permitted by the National Association of Insurance Commissioners (“NAIC”) and the Delaware Insurance Department.  Prescribed statutory accounting practices are set forth in the NAIC Accounting Practices and Procedures Manual.  The capital and statutory surplus of Everest Re was $2,612,995 thousand and $2,322,115 thousand at December 31, 2012 and 2011, respectively.  The statutory net income of Everest Re was $359,816 thousand for the year ended December 31, 2012, the statutory net loss of Everest Re was $326,400 thousand for the year ended December 31, 2011 and the statutory net income of Everest Re was $218,452 thousand for the year ended December 31, 2010.

Bermuda Re prepares its statutory financial statements in conformity with the accounting principles set forth in Bermuda in The Insurance Act 1978, amendments thereto and related regulations.  The statutory capital and surplus of Bermuda Re was $2,904,406 thousand and $2,736,599 thousand at December 31, 2012 and 2011, respectively.  The statutory net income of Bermuda Re was $475,353 thousand, $97,359 thousand and $391,862 thousand for the years ended December 31, 2012, 2011 and 2010, respectively.

Index

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

	At December 31,
(Dollars in thousands)	2012	2011
	$144,628	$143,447

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

	At December 31,
(Dollars in thousands)	2012	2011
	$29,132	$27,634

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

Under the 2010 Employee Plan, 4,000,000 common shares have been authorized to be granted as non-qualified share options, incentive share options, share appreciation rights or restricted share and share awards to officers and key employees of the Company.  At December 31, 2012, there were 2,989,748 remaining shares available to be granted under the 2010 Employee Plan.  The 2010 Employee Plan replaced the 2002 Employee Plan, which replaced the 1995 Employee Plan; therefore, no further awards will be granted under the 2002 Employee Plan or the 1995 Employee Plan.  Through December 31, 2012, only non-qualified share options and restricted share awards had been granted under the employee plans. Under the 2009 Director Plan, 37,439 common shares have been authorized to be granted as share options or restricted share awards to non-employee directors of the Company.  At December 31, 2012, there were 34,738 remaining shares available to be granted under the 2009 Director Plan.  The 2009 Director Plan replaced the 1995 Director Plan, which expired.  Under the 2003 Director Plan, 500,000 common shares

Index

have been authorized to be granted as share options or share awards to non-employee directors of the Company.  At December 31, 2012 there were 415,638 remaining shares available to be granted under the 2003 Director Plan.

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

Options and restricted shares granted under the 2010 Employee Plan, the 2002 Employee Plan and the 1995 Employee Plan vest at the earliest of 20% per year over five years or in accordance with any applicable employment agreement.  Options granted under the 1995 Director Plan vested at 50% per year over two years.  Options and restricted shares granted under the 2003 Director Plan generally vest at 33% per year over three years, unless an alternate vesting period is authorized by the Board. Options and restricted shares granted under the 2009 Director Plan will vest as provided in the award agreement. The 2001, 2000 and 1999 Board actions vest at 33% per year over three years.  All options are exercisable at fair market value of the stock at the date of grant and expire ten years after the date of grant.

For share options and restricted shares granted under the 2010 Employee Plan, the 2002 Employee Plan, the 1995 Employee Plan, the 2009 Director Plan, the 2003 Director Plan and the 1995 Director Plan, share-based compensation expense recognized in the consolidated statements of operations and comprehensive income (loss) was $31,984 thousand, $17,693 thousand and $14,726 thousand for the years ended December 31, 2012, 2011 and 2010, respectively.  The corresponding income tax benefit recorded in the consolidated statements of operations and comprehensive income (loss) for share-based compensation was $2,792 thousand, $4,164 thousand and $3,684 thousand for the years ended December 31, 2012, 2011 and 2010, respectively.

For the year ended December 31, 2012, share-based compensation awards granted were 310,370 restricted shares; and 320,454 options, granted on February 22, 2012 and September 19, 2012, with a grant exercise price of $88.32 and $110.13, respectively, per share and a per option fair value of $19.20 and $22.55, respectively.  The fair value per option was calculated on the date of the grant using the Black-Scholes option valuation model.  The following assumptions were used in calculating the fair value of the options granted:

	Years Ended December 31,
	2012	2011	2010
Weighted-average volatility	26.16%	26.46%	26.82%
Weighted-average dividend yield	2.00%	2.00%	2.00%
Weighted-average expected term	6.69 years	6.73 years	6.74 years
Weighted-average risk-free rate	1.33%	2.80%	3.04%

In 2008, the Company adopted the required FASB accounting guidance that recognizes, as an increase to additional paid-in capital, a realized income tax benefit from dividends, charged to retained earnings and paid to employees on equity classified non-vested equity shares.  In addition, the amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards.  For the years ended December 31, 2012, 2011 and 2010, the Company recognized $162 thousand, $136 thousand and $124 thousand, respectively, of additional paid-in capital due to tax benefits from dividends on restricted shares.

Index

A summary of the option activity under the Company’s shareholder approved and non-approved plans as of December 31, 2012, 2011 and 2010, and changes during the year then ended is presented in the following tables:

Compensation plans approved by shareholders:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
(Aggregate Intrinsic Value in thousands)		Exercise	Contractual	Intrinsic
Options	Shares	Price/Share	Term	Value
Outstanding at January 1, 2012	2,316,276	$84.39
Granted	320,454	88.35
Exercised	581,496	76.51
Forfeited/Cancelled/Expired	43,070	86.56
Outstanding at December 31, 2012	2,012,164	87.25	6.0	$44,053

Exercisable at December 31, 2012	995,070	90.09	4.4	$18,956

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
(Aggregate Intrinsic Value in thousands)		Exercise	Contractual	Intrinsic
Options	Shares	Price/Share	Term	Value
Outstanding at January 1, 2011	2,657,796	$81.16
Granted	345,600	86.68
Exercised	477,320	66.12
Forfeited/Cancelled/Expired	209,800	88.91
Outstanding at December 31, 2011	2,316,276	84.39	6.0	$12,121

Exercisable at December 31, 2011	1,229,481	84.94	4.4	$7,920

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
(Aggregate Intrinsic Value in thousands)		Exercise	Contractual	Intrinsic
Options	Shares	Price/Share	Term	Value
Outstanding at January 1, 2010	2,418,756	$79.86
Granted	384,890	84.63
Exercised	78,730	52.35
Forfeited/Cancelled/Expired	67,120	87.75
Outstanding at December 31, 2010	2,657,796	81.16	5.8	$22,309

Exercisable at December 31, 2010	1,479,176	79.33	3.9	$15,773

Index

Compensation plans not approved by shareholders:

Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
(Aggregate Intrinsic Value in thousands)		Exercise	Contractual	Intrinsic
Options	Shares	Price/Share	Term	Value
Outstanding at January 1, 2012	-	$-
Granted	-	-
Exercised	-	-
Forfeited/Cancelled/Expired	-	-
Outstanding at December 31, 2012	-	-	0.0	$-

Exercisable at December 31, 2012	-	-	0.0	$-

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
(Aggregate Intrinsic Value in thousands)		Exercise	Contractual	Intrinsic
Options	Shares	Price/Share	Term	Value
Outstanding at January 1, 2011	20,000	$48.01
Granted	-	-
Exercised	20,000	48.01
Forfeited/Cancelled/Expired	-	-
Outstanding at December 31, 2011	-	-	0.0	$-

Exercisable at December 31, 2011	-	-	0.0	$-

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
(Aggregate Intrinsic Value in thousands)		Exercise	Contractual	Intrinsic
Options	Shares	Price/Share	Term	Value
Outstanding at January 1, 2010	37,500	$43.48
Granted	-	-
Exercised	17,500	38.30
Forfeited/Cancelled/Expired	-	-
Outstanding at December 31, 2010	20,000	48.01	0.7	$742

Exercisable at December 31, 2010	20,000	48.01	0.7	$742

The weighted-average grant-date fair value of options granted during the years 2012, 2011 and 2010 was $19.21, $21.85 and $22.06 per share, respectively.  The aggregate intrinsic value (market price less exercise price) of options exercised during the years ended December 31, 2012, 2011 and 2010 was $14,603 thousand, $11,845 thousand and $3,305 thousand, respectively.  The cash received from the exercised share options for the year ended December 31, 2012 was $44,493 thousand.  The tax benefit realized from the options exercised for the year ended December 31, 2012 was $4,574 thousand.

Index

The following table summarizes information about share options outstanding for the period indicated:

	At December 31, 2012
	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
	Number	Remaining	Average	Number	Average
Range of	Outstanding	Contractual	Exercise	Exercisable	Exercise
Exercise Prices	at 12/31/12	Life	Price	at 12/31/12	Price
$66.0780 - $77.0910	464,810	4.8	$72.40	256,530	$72.96
$77.0911 - $88.1040	566,050	7.6	85.66	125,650	85.33
$88.1041 - $99.1170	717,550	5.9	93.53	406,650	97.50
$99.1171 - $110.1300	263,754	5.1	99.72	206,240	99.70
	2,012,164	6.0	87.25	995,070	90.09

The following table summarizes the status of the Company’s non-vested shares and changes for the periods indicated:

	Years Ended December 31,
	2012		2011		2010
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
Restricted (non-vested) Shares	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Outstanding at January 1,	372,453	$85.12	250,125	$84.09	200,446	$82.45
Granted	310,370	92.46	226,700	86.15	150,055	84.66
Vested	313,573	89.30	69,872	85.61	58,376	86.62
Forfeited	11,500	84.17	34,500	83.39	42,000	74.79
Outstanding at December 31,	357,750	87.86	372,453	85.12	250,125	84.09

As of December 31, 2012, there was $25,726 thousand of total unrecognized compensation cost related to non-vested share-based compensation expense.  That cost is expected to be recognized over a weighted-average period of 3.5 years.  The total fair value of shares vested during the years ended December 31, 2012, 2011 and 2010, was $28,003 thousand, $5,981 thousand and $5,057 thousand, respectively.  The tax benefit realized from the shares vested for the year ended December 31, 2012 was $1,632 thousand.

In addition to the 2010 Employee Plan, the 2002 Employee Plan, the 1995 Employee Plan, the 2009 Director Plan, the 2003 Director Plan and the 1995 Director Plan, Group issued 518 common shares in 2012, 668 common shares in 2011 and 0 common shares in 2010 to the Company’s non-employee directors as compensation for their service as directors.  These issuances had aggregate values of approximately $48 thousand, $56 thousand and $0, respectively.

Since its 1995 initial public offering, the Company has issued to certain key employees of the Company 1,272,988 restricted common shares, of which 171,660 restricted shares have been cancelled. The Company has issued to non-employee directors of the Company 73,519 restricted common shares, of which no restricted shares have been cancelled.  The Company acquired 148,962, 53,474 and 21,005 common shares at a cost of $15,307 thousand, $4,730 thousand and $1,778 thousand in 2012, 2011 and 2010, respectively, from employees who chose to pay required withholding taxes with shares exercised or restricted shares vested. The Company acquired 79,086, 201,287 and 7,281 common shares at a cost of $8,322 thousand, $17,951 thousand and $618 thousand in 2012, 2011 and 2010, respectively, from employees and non-employee directors who chose to pay the option grant price with shares.

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

19.  SEGMENT REPORTING

During the quarter ended September 30, 2011, the Company realigned its reporting segments to reflect recent changes in the type and volume of business written. The Company previously reported the results of Marine & Aviation, Surety, Accident and Health ("A&H") Reinsurance and A&H Primary operations as a separate segment—Specialty Underwriting.  The A&H primary business, which is a relatively new line of business for the Company, has increased significantly, representing approximately 2% of premiums earned and is projected to continue to grow.  The A&H primary business is better aligned with the Insurance reporting segment based on the similarities of this business with those businesses already reflected in the Insurance segment.  The other operating units included in the Specialty Underwriting segment would have encompassed less than 5% of the Company’s premiums earned and their volume is projected to remain less than 5%.  As a result of the size of these remaining operating units and their similarity to the business reported within U.S. Reinsurance, they have been reclassified to the U.S. Reinsurance segment.  There has been no change to the International and Bermuda reporting segments.  The Company has restated all segment information for prior years to conform to the new reporting segment structure.

The U.S. Reinsurance operation writes property and casualty reinsurance and specialty lines of business, including Marine, Aviation, Surety and A&H business, on both a treaty and facultative basis, through reinsurance brokers, as well as directly with ceding companies primarily within the U.S.  The International operation writes non-U.S. property and casualty reinsurance through Everest Re’s branches in Canada and Singapore and through offices in Brazil, Miami and New Jersey. The Bermuda operation provides reinsurance and insurance to worldwide property and casualty markets through brokers and directly with ceding companies from its Bermuda office and reinsurance to the United Kingdom and European markets through its UK branch and Ireland Re.  The Insurance operation writes property and casualty insurance, including medical stop loss insurance, directly and through general agents, brokers and surplus lines brokers within the U.S. and Canada.

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

Index

The following tables present the underwriting results for the operating segments for the periods indicated:

U.S. Reinsurance	Years Ended December 31,
(Dollars in thousands)	2012	2011	2010
Gross written premiums	$1,310,683	$1,346,830	$1,395,433
Net written premiums	1,306,463	1,344,273	1,392,637

Premiums earned	$1,416,407	$1,312,713	$1,386,951
Incurred losses and LAE	1,050,394	1,034,111	900,938
Commission and brokerage	350,634	327,845	351,559
Other underwriting expenses	44,776	39,290	42,510
Underwriting gain (loss)	$(29,397)	$(88,533)	$91,944

International	Years Ended December 31,
(Dollars in thousands)	2012	2011	2010
Gross written premiums	$1,192,306	$1,238,444	$1,206,953
Net written premiums	1,188,745	1,218,561	1,199,594

Premiums earned	$1,214,840	$1,244,492	$1,168,130
Incurred losses and LAE	586,325	1,372,309	1,050,079
Commission and brokerage	300,116	310,992	288,423
Other underwriting expenses	29,294	27,307	27,646
Underwriting gain (loss)	$299,105	$(466,116)	$(198,018)

Bermuda	Years Ended December 31,
(Dollars in thousands)	2012	2011	2010
Gross written premiums	$734,405	$725,261	$732,962
Net written premiums	733,751	725,546	733,046

Premiums earned	$680,948	$722,983	$738,436
Incurred losses and LAE	408,230	613,870	457,942
Commission and brokerage	184,357	174,031	171,088
Other underwriting expenses	30,607	26,305	26,426
Underwriting gain (loss)	$57,754	$(91,223)	$82,980

Insurance	Years Ended December 31,
(Dollars in thousands)	2012	2011	2010
Gross written premiums	$1,073,143	$975,639	$865,371
Net written premiums	852,112	820,519	620,301

Premiums earned	$852,433	$821,159	$641,108
Incurred losses and LAE	700,316	705,914	536,753
Commission and brokerage	117,594	137,653	120,785
Other underwriting expenses	102,982	89,501	69,676
Underwriting gain (loss)	$(68,459)	$(111,909)	$(86,106)

Index

The following table reconciles the underwriting results for the operating segments to income before taxes as reported in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2012	2011	2010
Underwriting gain (loss)	$259,003	$(757,781)	$(109,200)
Net investment income	600,202	620,041	653,463
Net realized capital gains (losses)	164,400	6,923	101,911
Net derivative gain (loss)	(9,738)	(11,261)	(1,119)
Corporate expenses	(23,976)	(16,461)	(14,914)
Interest, fee and bond issue cost amortization expense	(53,683)	(52,319)	(55,830)
Other income (expense)	3,318	(23,089)	16,927
Income (loss) before taxes	$939,526	$(233,947)	$591,238

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

	Years Ended December 31,
(Dollars in thousands)	2012	2011	2010
United Kingdom	$456,724	$453,169	$498,437

Approximately 21.1%, 24.8% and 22.3% of the Company’s gross written premiums in 2012, 2011 and 2010, respectively, were sourced through the Company’s largest intermediary.

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

Overall, the Company recorded $46,215 thousand of goodwill and $26,903 thousand of intangible assets related to these acquisitions, which are reported as part of other assets within the consolidated balance sheets.  All intangible assets recorded as part of these acquisitions will be amortized on a straight line basis over seven years, subject to recoverability tests.

21.  SUBSEQUENT EVENTS

The Company has evaluated known recognized and non-recognized subsequent events.  The Company does not have any subsequent events to report.

Index

22.  UNAUDITED QUARTERLY FINANCIAL DATA

Summarized quarterly financial data for the periods indicated:

	2012
(Dollars in thousands, except per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Operating data:
Gross written premiums	$1,046,466	$909,018	$1,203,997	$1,151,056
Net written premiums	1,014,862	856,681	1,100,452	1,109,076

Premiums earned	997,978	1,037,800	1,009,454	1,119,396
Net investment income	152,438	149,329	152,024	146,411
Net realized capital gains (losses)	98,719	(16,580)	62,743	19,518
Total claims and underwriting expenses	888,464	923,334	880,498	1,213,329
Net income (loss)	304,704	214,551	250,922	58,777

Earnings per common share:
Basic	$5.70	$4.10	$4.84	$1.14
Diluted	$5.68	$4.08	$4.82	$1.13

	2011
(Dollars in thousands, except per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Operating data:
Gross written premiums	$1,064,929	$987,865	$1,128,506	$1,104,874
Net written premiums	1,019,884	955,121	1,090,790	1,043,104

Premiums earned	1,011,446	1,039,835	1,044,338	1,005,728
Net investment income	178,705	158,618	156,465	126,253
Net realized capital gains (losses)	12,156	(4,845)	(137,671)	137,283
Total claims and underwriting expenses	1,531,189	1,019,060	998,117	1,310,762
Net income (loss)	(315,894)	131,312	63,054	41,042

Earnings per common share:
Basic	$(5.81)	$2.42	$1.16	$0.76
Diluted	$(5.81)	$2.41	$1.16	$0.76

Index

SCHEDULE I — SUMMARY OF INVESTMENTS —
OTHER THAN INVESTMENTS IN RELATED PARTIES
December 31, 2012

Column A	Column B	Column C	Column D
			Amount
			Shown in
		Market	Balance
(Dollars in thousands)	Cost	Value	Sheet
Fixed maturities-available for sale
Bonds:
U.S. government and government agencies	$302,050	$312,122	$312,122
State, municipalities and political subdivisions	1,214,990	1,291,963	1,291,963
Foreign government securities	1,785,738	1,912,228	1,912,228
Foreign corporate securities	2,783,580	2,933,174	2,933,174
Public utilities	324,999	353,657	353,657
All other corporate bonds	3,612,571	3,830,389	3,830,389
Mortgage - backed securities:
Commercial	294,596	320,088	320,088
Agency residential	2,091,672	2,152,135	2,152,135
Non-agency residential	7,660	8,049	8,049
Redeemable preferred stock	27,024	27,852	27,852
Total fixed maturities-available for sale	12,444,880	13,141,657	13,141,657
Fixed maturities - available for sale at fair value (1)	41,068	41,470	41,470
Equity securities - available for sale at market value	131,630	143,493	143,493
Equity securities - available for sale at fair value (1)	1,080,870	1,255,557	1,255,557
Short-term investments	860,379	860,379	860,379
Other invested assets	596,590	596,590	596,590
Cash	537,050	537,050	537,050

Total investments and cash	$15,692,467	$16,576,196	$16,576,196

(1) Original cost does not reflect fair value adjustments, which have been realized through the statements of operations and comprehensive income (loss).

Index

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED BALANCE SHEETS

	December 31,
(Dollars and share amounts in thousands, except par value per share)	2012	2011

ASSETS:
Fixed maturities - available for sale, at market value	$40,233	$67,483
(amortized cost: 2012, $38,620; 2011, $66,074)
Short-term investments	131,617	42,370
Cash	864	262
Investment in subsidiaries, at equity in the underlying net assets	6,558,734	5,961,172
Accrued investment income	357	551
Receivable from subsidiaries	728	728
Other assets	2,817	219
TOTAL ASSETS	$6,735,350	$6,072,785

LIABILITIES:
Due to subsidiaries	$1,362	$878
Other liabilities	521	532
Total liabilities	1,883	1,410

SHAREHOLDERS' EQUITY:
Preferred shares, par value: $0.01; 50,000 shares authorized;
no shares issued and outstanding	-	-
Common shares, par value: $0.01; 200,000 shares authorized;
(2012) 67,105 and (2011) 66,455 issued	671	665
Additional paid-in capital	1,946,439	1,892,988
Accumulated other comprehensive income (loss), net of deferred income
tax expense (benefit) of $119,629 at 2012 and $112,969 at 2011	537,049	366,978
Treasury shares, at cost; 15,687 shares (2012) and 12,719 shares (2011)	(1,363,958)	(1,073,970)
Retained earnings	5,613,266	4,884,714
Total shareholders' equity	6,733,467	6,071,375
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$6,735,350	$6,072,785

See notes to consolidated financial statements.

Index

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2012	2011	2010
(Dollars in thousands)
REVENUES:
Net investment income	$1,160	$1,673	$1,125
Net realized capital gains (losses)	286	-	7
Other income (expense)	(754)	(505)	(385)
Net income (loss) of subsidiaries	843,022	(71,233)	618,906
Total revenues	843,714	(70,065)	619,653

EXPENSES:
Other expenses	14,760	10,421	8,899
Total expenses	14,760	10,421	8,899

INCOME (LOSS) BEFORE TAXES	828,954	(80,486)	610,754
Income tax expense (benefit)	-	-	-

NET INCOME (LOSS)	$828,954	$(80,486)	$610,754

Other comprehensive income (loss), net of tax:
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period	174,025	91,481	102,532
Less: reclassification adjustment for realized losses (gains) included in net income (loss)	(19,676)	(11,340)	(42,368)
Total URA(D) on securities arising during the period	154,349	80,141	60,164
Foreign currency translation adjustments	22,698	(15,969)	1,871
Pension adjustments	(6,976)	(29,452)	(1,815)
Total other comprehensive income (loss), net of tax	$170,071	$34,720	$60,220

COMPREHENSIVE INCOME (LOSS)	$999,025	$(45,766)	$670,974

See notes to consolidated financial statements.

Index

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(Dollars in thousands)	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$828,954	$(80,486)	$610,754
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in retained (earnings) deficit of subsidiaries	(843,022)	71,233	(618,906)
Dividends received from subsidiaries	465,000	190,000	215,000
Change in other assets and liabilities, net	(2,414)	(718)	2,849
Increase (decrease) in due to/from affiliates	484	224	(291)
Amortization of bond premium (accrual of bond discount)	494	875	733
Realized capital losses (gains)	(286)	-	(7)
Non-cash compensation expense	1,536	936	813
Net cash provided by (used in) operating activities	450,746	182,064	210,945

CASH FLOWS FROM INVESTING ACTIVITIES:
Additional investment in subsidiaries	(49,673)	(91,548)	(28,619)
Proceeds from fixed maturities matured/called - available for sale, at market value	5,290	9,219	4,211
Proceeds from fixed maturities sold - available for sale, at market value	21,955	-	7
Cost of fixed maturities acquired - available for sale, at market value	-	-	(81,113)
Net change in short-term investments	(89,247)	30,180	4,774
Net cash provided by (used in) investing activities	(111,675)	(52,149)	(100,740)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares issued during the period, net	51,921	29,025	17,038
Purchase of treasury shares	(289,988)	(54,879)	(18,963)
Dividends paid to shareholders	(100,402)	(103,848)	(108,477)
Net cash provided by (used in) financing activities	(338,469)	(129,702)	(110,402)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	-	-	-

Net increase (decrease) in cash	602	213	(197)
Cash, beginning of period	262	49	246
Cash, end of period	$864	$262	$49

Non-cash transaction:
Purchase of treasury shares by subsidiary	$-	$37,611	$379,591

See notes to consolidated financial statements.

Index

SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J
		Reserve				Incurred
Geographic Area		for Losses				Loss and	Amortization
	Deferred	and Loss	Unearned		Net	Loss	of Deferred	Other	Net
	Acquisition	Adjustment	Premium	Premiums	Investment	Adjustment	Acquisition	Operating	Written
(Dollars in thousands)	Costs	Expenses	Reserves	Earned	Income	Expenses	Costs	Expenses	Premium
December 31, 2012
Domestic	$183,021	$6,281,606	$857,325	$2,268,840	$261,727	$1,750,710	$468,228	$147,758	$2,158,575
International	62,250	1,825,443	239,671	1,214,840	47,676	586,325	300,116	29,294	1,188,745
Bermuda	57,996	1,962,006	225,529	680,948	290,799	408,230	184,357	30,607	733,751
Total	$303,268	$10,069,055	$1,322,525	$4,164,628	$600,202	$2,745,265	$952,701	$207,659	$4,081,071

December 31, 2011
Domestic	$257,155	$6,104,930	$979,490	$2,133,872	$263,608	$1,740,025	$465,498	$128,791	$2,164,792
International	72,856	2,145,726	263,373	1,244,492	51,232	1,372,309	310,992	27,307	1,218,561
Bermuda	48,015	1,872,559	169,915	722,983	305,201	613,870	174,031	26,305	725,546
Total	$378,026	$10,123,215	$1,412,778	$4,101,347	$620,041	$3,726,204	$950,521	$182,403	$4,108,899

December 31, 2010
Domestic	$258,688	$5,944,708	$998,755	$2,028,059	$307,274	$1,437,691	$472,344	$112,186	$2,012,938
International	79,385	1,665,932	288,721	1,168,130	44,088	1,050,079	288,423	27,646	1,199,594
Bermuda	45,696	1,729,543	167,743	738,436	302,101	457,942	171,088	26,426	733,046
Total	$383,769	$9,340,183	$1,455,219	$3,934,625	$653,463	$2,945,712	$931,855	$166,258	$3,945,578

Index

SCHEDULE IV — REINSURANCE

Column A	Column B	Column C	Column D	Column E	Column F
		Ceded to	Assumed
	Gross	Other	from Other	Net	Assumed
(Dollars in thousands)	Amount	Companies	Companies	Amount	to Net

December 31, 2012
Total property and liability insurance
premiums earned	$1,054,707	$243,746	$3,353,667	$4,164,628	80.5%

December 31, 2011
Total property and liability insurance
premiums earned	$871,598	$224,873	$3,454,622	$4,101,347	84.2%

December 31, 2010
Total property and liability insurance
premiums earned	$823,811	$230,163	$3,340,977	$3,934,625	84.9%