Form 10-Q
period 2013-03-31
EVEREST RE GROUP LTD
filed 2013-05-10
CIK 1095073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2013	Commission file number: 1-15731

EVEREST RE GROUP, LTD.
(Exact name of registrant as specified in its charter)

Bermuda	98-0365432
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

Large accelerated filer	X	Accelerated filer
Non-accelerated filer		Smaller reporting company
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Class	At May 1, 2013
Common Shares, $0.01 par value	49,974,358

EVEREST RE GROUP, LTD

Table of Contents
Form 10-Q

Page
PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

PART I

ITEM 1.  FINANCIAL STATEMENTS

EVEREST RE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Dollars and share amounts in thousands, except par value per share)	2013	2012
	(unaudited)
ASSETS:
Fixed maturities - available for sale, at market value	$13,148,334	$13,141,657
(amortized cost: 2013, $12,499,731; 2012, $12,444,880)
Fixed maturities - available for sale, at fair value	36,127	41,470
Equity securities - available for sale, at market value (cost: 2013, $132,027; 2012, $131,630)	141,873	143,493
Equity securities - available for sale, at fair value	1,393,774	1,255,557
Short-term investments	781,676	860,379
Other invested assets (cost: 2013, $536,274; 2012, $596,590)	536,274	596,590
Cash	524,136	537,050
Total investments and cash	16,562,194	16,576,196
Accrued investment income	124,466	130,209
Premiums receivable	1,286,723	1,237,859
Reinsurance receivables	719,937	659,081
Funds held by reinsureds	221,343	228,375
Deferred acquisition costs	307,091	303,268
Prepaid reinsurance premiums	64,849	71,107
Deferred tax asset	225,881	262,024
Income taxes recoverable	41,825	68,442
Other assets	247,762	241,346
TOTAL ASSETS	$19,802,071	$19,777,907

LIABILITIES:
Reserve for losses and loss adjustment expenses	$9,843,262	$10,069,055
Future policy benefit reserve	65,311	66,107
Unearned premium reserve	1,370,565	1,322,525
Funds held under reinsurance treaties	2,587	2,755
Commission reserves	52,729	65,533
Other net payable to reinsurers	165,364	162,778
Losses in course of payment	339,756	191,076
5.4% Senior notes due 10/15/2014	249,919	249,907
6.6% Long term notes due 5/1/2067	238,358	238,357
Junior subordinated debt securities payable	329,897	329,897
Accrued interest on debt and borrowings	12,092	4,781
Equity index put option liability	64,181	79,467
Unsettled securities payable	49,962	48,830
Other liabilities	201,222	213,372
Total liabilities	12,985,205	13,044,440

Commitments and contingencies (Note 8)

SHAREHOLDERS' EQUITY:
Preferred shares, par value: $0.01; 50,000 shares authorized;
no shares issued and outstanding	-	-
Common shares, par value: $0.01; 200,000 shares authorized; (2013) 67,604
and (2012) 67,105 outstanding before treasury shares	676	671
Additional paid-in capital	1,978,966	1,946,439
Accumulated other comprehensive income (loss), net of deferred income tax expense
(benefit) of $116,965 at 2013 and $119,629 at 2012	466,436	537,049
Treasury shares, at cost; 17,638 shares (2013) and 15,687 shares (2012)	(1,602,590)	(1,363,958)
Retained earnings	5,973,378	5,613,266
Total shareholders' equity	6,816,866	6,733,467
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$19,802,071	$19,777,907

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
	March 31,
(Dollars in thousands, except per share amounts)	2013	2012
	(unaudited)
REVENUES:
Premiums earned	$1,088,759	$997,978
Net investment income	145,781	152,438
Net realized capital gains (losses):
Other-than-temporary impairments on fixed maturity securities	(191)	(5,888)
Other-than-temporary impairments on fixed maturity securities
transferred to other comprehensive income (loss)	-	-
Other net realized capital gains (losses)	126,926	104,607
Total net realized capital gains (losses)	126,735	98,719
Net derivative gain (loss)	15,285	6,183
Other income (expense)	(8,887)	(6,194)
Total revenues	1,367,673	1,249,124

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	592,644	602,466
Commission, brokerage, taxes and fees	233,046	237,503
Other underwriting expenses	52,946	48,495
Corporate expenses	5,717	4,661
Interest, fees and bond issue cost amortization expense	13,481	13,178
Total claims and expenses	897,834	906,303

INCOME (LOSS) BEFORE TAXES	469,839	342,821
Income tax expense (benefit)	85,496	38,117

NET INCOME (LOSS)	$384,343	$304,704

Other comprehensive income (loss), net of tax:
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period	(46,802)	80,127
Less: reclassification adjustment for realized losses (gains) included in net income (loss)	(4,091)	242
Total URA(D) on securities arising during the period	(50,893)	80,369
Foreign currency translation adjustments	(21,066)	15,870
Pension adjustments	1,346	984
Total other comprehensive income (loss), net of tax	(70,613)	97,223

COMPREHENSIVE INCOME (LOSS)	$313,730	$401,927

EARNINGS PER COMMON SHARE:
Basic	$7.56	$5.70
Diluted	7.50	5.68
Dividends declared	0.48	0.48

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY

	Three Months Ended
	March 31,
(Dollars in thousands, except share and dividends per share amounts)	2013	2012
	(unaudited)
COMMON SHARES (shares outstanding):
Balance, beginning of period	51,417,962	53,735,551
Issued during the period, net	498,157	266,698
Treasury shares acquired	(1,950,307)	(1,377,429)
Balance, end of period	49,965,812	52,624,820

COMMON SHARES (par value):
Balance, beginning of period	$671	$665
Issued during the period, net	5	2
Balance, end of period	676	667

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	1,946,439	1,892,988
Share-based compensation plans	32,527	8,334
Balance, end of period	1,978,966	1,901,322

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS),
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	537,049	366,978
Net increase (decrease) during the period	(70,613)	97,223
Balance, end of period	466,436	464,201

RETAINED EARNINGS:
Balance, beginning of period	5,613,266	4,884,714
Net income (loss)	384,343	304,704
Dividends declared ($0.48 per share in 2013 and 2012)	(24,231)	(25,641)
Balance, end of period	5,973,378	5,163,777

TREASURY SHARES AT COST:
Balance, beginning of period	(1,363,958)	(1,073,970)
Purchase of treasury shares	(238,632)	(124,999)
Balance, end of period	(1,602,590)	(1,198,969)

TOTAL SHAREHOLDERS' EQUITY, END OF PERIOD	$6,816,866	$6,330,998

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
(Dollars in thousands)	2013	2012
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$384,343	$304,704
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable	(53,067)	37,271
Decrease (increase) in funds held by reinsureds, net	4,584	(2,266)
Decrease (increase) in reinsurance receivables	(92,736)	20,782
Decrease (increase) in current income taxes	26,658	(3,309)
Decrease (increase) in deferred tax asset	37,569	30,005
Decrease (increase) in prepaid reinsurance premiums	3,446	5,993
Increase (decrease) in reserve for losses and loss adjustment expenses	(127,942)	(172,164)
Increase (decrease) in future policy benefit reserve	(796)	(345)
Increase (decrease) in unearned premiums	54,323	12,593
Increase (decrease) in other net payable to reinsurers	4,188	(3,122)
Increase (decrease) in losses in course of payment	148,773	31,688
Change in equity adjustments in limited partnerships	(17,356)	(12,520)
Change in other assets and liabilities, net	(43,814)	(5,354)
Non-cash compensation expense	5,614	5,722
Amortization of bond premium (accrual of bond discount)	18,607	14,766
Amortization of underwriting discount on senior notes	13	13
Net realized capital (gains) losses	(126,735)	(98,719)
Net cash provided by (used in) operating activities	225,672	165,738

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale, at market value	612,044	410,377
Proceeds from fixed maturities matured/called - available for sale, at fair value	3,000	-
Proceeds from fixed maturities sold - available for sale, at market value	254,496	218,078
Proceeds from fixed maturities sold - available for sale, at fair value	3,664	59,281
Proceeds from equity securities sold - available for sale, at market value	1,229	20,243
Proceeds from equity securities sold - available for sale, at fair value	106,175	243,656
Distributions from other invested assets	83,702	8,219
Cost of fixed maturities acquired - available for sale, at market value	(1,016,289)	(612,674)
Cost of fixed maturities acquired - available for sale, at fair value	(1,295)	(3,124)
Cost of equity securities acquired - available for sale, at market value	(1,566)	(6,452)
Cost of equity securities acquired - available for sale, at fair value	(122,617)	(113,345)
Cost of other invested assets acquired	(6,684)	(11,912)
Net change in short-term investments	78,507	(257,705)
Net change in unsettled securities transactions	(8,467)	38,822
Net cash provided by (used in) investing activities	(14,101)	(6,536)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares issued during the period, net	26,918	2,611
Purchase of treasury shares	(238,632)	(124,999)
Dividends paid to shareholders	(24,231)	(25,641)
Net cash provided by (used in) financing activities	(235,945)	(148,029)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	11,460	12,223

Net increase (decrease) in cash	(12,914)	23,396
Cash, beginning of period	537,050	448,651
Cash, end of period	$524,136	$472,047

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid (recovered)	$19,188	$11,184
Interest paid	6,001	5,698

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended March 31, 2013 and 2012

1.  GENERAL

Everest Re Group, Ltd. (“Group”), a Bermuda company, through its subsidiaries, principally provides reinsurance and insurance in the U.S., Bermuda and international markets.  As used in this document, “Company” means Group and its subsidiaries.

2.  BASIS OF PRESENTATION

The unaudited consolidated financial statements of the Company for the three months ended March 31, 2013 and 2012 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis.  Certain financial information, which is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), has been omitted since it is not required for interim reporting purposes.  The December 31, 2012 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  The results for the three months ended March 31, 2013 and 2012 are not necessarily indicative of the results for a full year.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2012, 2011 and 2010 included in the Company’s most recent Form 10-K filing.

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

Presentation of Comprehensive Income. In June 2011, FASB issued amendments to existing guidance to provide two alternatives for the presentation of comprehensive income. Components of net income and comprehensive income can either be presented within a single, continuous financial statement or be presented in two separate but consecutive financial statements.  The Company has chosen to present the components of net income and comprehensive income in a single, continuous financial statement.  The guidance is effective for reporting periods beginning after December 15, 2011.  The Company implemented this guidance as of January 1, 2012.  In February, 2013, the FASB issued an additional amendment for the presentation of amounts reclassified out of accumulated other comprehensive income by component.  The Company implemented the proposed guidance as of January 1, 2013.

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

Treatment of Insurance Contract Acquisition Costs. In October 2010, the FASB issued authoritative guidance for the accounting for costs associated with acquiring or renewing insurance contracts.  The guidance identifies the incremental direct costs of contract acquisition and costs directly related to acquisition activities that should be capitalized.  This guidance is effective for reporting periods beginning after December 15, 2011.  The Company implemented this guidance as of January 1, 2012 and determined that $13,492 thousand of previously deferrable acquisition costs would be expensed during 2012 and 2013, including $10,876 thousand and $1,827 thousand expensed during 2012 and in the three months ended March 31, 2013, respectively.

3.  INVESTMENTS

The amortized cost, market value and gross unrealized appreciation and depreciation of available for sale, fixed maturity and equity security investments, carried at market value, are as follows for the periods indicated:

	At March 31, 2013
	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$302,681	$11,445	$(868)	$313,258
Obligations of U.S. states and political subdivisions	1,100,226	71,375	(2,062)	1,169,539
Corporate securities	3,815,878	240,061	(5,127)	4,050,812
Asset-backed securities	169,426	6,661	(313)	175,774
Mortgage-backed securities
Commercial	292,128	25,774	(1,353)	316,549
Agency residential	2,216,455	57,478	(8,347)	2,265,586
Non-agency residential	6,462	343	(190)	6,615
Foreign government securities	1,771,167	120,088	(13,094)	1,878,161
Foreign corporate securities	2,825,308	160,348	(13,616)	2,972,040
Total fixed maturity securities	$12,499,731	$693,573	$(44,970)	$13,148,334
Equity securities	$132,027	$9,846	$-	$141,873

	At December 31, 2012
	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$302,050	$11,079	$(1,007)	$312,122
Obligations of U.S. states and political subdivisions	1,214,990	78,097	(1,124)	1,291,963
Corporate securities	3,794,979	247,439	(7,098)	4,035,320
Asset-backed securities	169,615	7,296	(333)	176,578
Mortgage-backed securities
Commercial	294,596	27,965	(2,473)	320,088
Agency residential	2,091,672	63,794	(3,331)	2,152,135
Non-agency residential	7,660	590	(201)	8,049
Foreign government securities	1,785,738	132,947	(6,457)	1,912,228
Foreign corporate securities	2,783,580	159,632	(10,038)	2,933,174
Total fixed maturity securities	$12,444,880	$728,839	$(32,062)	$13,141,657
Equity securities	$131,630	$11,864	$(1)	$143,493

The $1,878,161 thousand of foreign government securities at March 31, 2013 included $828,709 thousand of European sovereign securities.  Approximately 50.0%, 20.6%, 6.9% and 5.2% of European sovereign securities represented securities held in the governments of the United Kingdom, France, Austria and the Netherlands, respectively.  No other countries represented more than 5% of the European sovereign securities.  The Company held no sovereign securities of Portugal, Italy, Ireland, Greece or Spain at March 31, 2013.

In accordance with FASB guidance, the Company reclassified the non-credit portion of other-than-temporary impairments from retained earnings into accumulated other comprehensive income (loss), on April 1, 2009.  The table below presents the pre-tax cumulative unrealized appreciation (depreciation) on those corporate securities, for the periods indicated:

(Dollars in thousands)	At March 31, 2013	At December 31, 2012
Pre-tax cumulative unrealized appreciation (depreciation)	$4,520	$4,748

The amortized cost and market value of fixed maturity securities are shown in the following table by contractual maturity.  Mortgage-backed securities are generally more likely to be prepaid than other fixed maturity securities. As the stated maturity of such securities may not be indicative of actual maturities, the totals for mortgage-backed and asset-backed securities are shown separately.

	At March 31, 2013		At December 31, 2012
	Amortized	Market	Amortized	Market
(Dollars in thousands)	Cost	Value	Cost	Value
Fixed maturity securities – available for sale:
Due in one year or less	$918,844	$931,510	$944,446	$957,775
Due after one year through five years	5,672,641	5,970,842	5,463,158	5,741,258
Due after five years through ten years	2,180,928	2,327,733	2,331,593	2,511,525
Due after ten years	1,042,847	1,153,725	1,142,140	1,274,249
Asset-backed securities	169,426	175,774	169,615	176,578
Mortgage-backed securities:
Commercial	292,128	316,549	294,596	320,088
Agency residential	2,216,455	2,265,586	2,091,672	2,152,135
Non-agency residential	6,462	6,615	7,660	8,049
Total fixed maturity securities	$12,499,731	$13,148,334	$12,444,880	$13,141,657

The changes in net unrealized appreciation (depreciation) for the Company’s investments are derived from the following sources for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2013	2012
Increase (decrease) during the period between the market value and cost of investments carried at market value, and deferred taxes thereon:
Fixed maturity securities	$(47,947)	$61,387
Fixed maturity securities, other-than-temporary impairment	(228)	902
Equity securities	(2,017)	22,850
Other invested assets	-	-
Change in unrealized appreciation (depreciation), pre-tax	(50,192)	85,139
Deferred tax benefit (expense)	(735)	(4,777)
Deferred tax benefit (expense), other-than-temporary impairment	34	7
Change in unrealized appreciation (depreciation),
net of deferred taxes, included in shareholders’ equity	$(50,893)	$80,369

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

The tables below display the aggregate market value and gross unrealized depreciation of fixed maturity and equity securities, by security type and contractual maturity, in each case subdivided according to length of time that individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at March 31, 2013 By Security Type
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$8,024	$(191)	$6,030	$(677)	$14,054	$(868)
Obligations of U.S. states and political subdivisions	67,022	(2,007)	4,930	(55)	71,952	(2,062)
Corporate securities	162,612	(1,602)	55,858	(3,525)	218,470	(5,127)
Asset-backed securities	-	-	1,170	(313)	1,170	(313)
Mortgage-backed securities
Commercial	-	-	11,044	(1,353)	11,044	(1,353)
Agency residential	727,605	(7,083)	87,113	(1,264)	814,718	(8,347)
Non-agency residential	-	-	1,998	(190)	1,998	(190)
Foreign government securities	158,124	(4,429)	89,821	(8,665)	247,945	(13,094)
Foreign corporate securities	274,756	(5,506)	109,317	(8,110)	384,073	(13,616)
Total fixed maturity securities	$1,398,143	$(20,818)	$367,281	$(24,152)	$1,765,424	$(44,970)
Equity securities	-	-	15	-	15	-
Total	$1,398,143	$(20,818)	$367,296	$(24,152)	$1,765,439	$(44,970)

	Duration of Unrealized Loss at March 31, 2013 By Maturity
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities
Due in one year or less	$26,591	$(406)	$32,583	$(4,555)	$59,174	$(4,961)
Due in one year through five years	273,732	(3,575)	173,245	(14,097)	446,977	(17,672)
Due in five years through ten years	230,583	(4,254)	38,456	(1,598)	269,039	(5,852)
Due after ten years	139,632	(5,500)	21,672	(782)	161,304	(6,282)
Asset-backed securities	-	-	1,170	(313)	1,170	(313)
Mortgage-backed securities	727,605	(7,083)	100,155	(2,807)	827,760	(9,890)
Total fixed maturity securities	$1,398,143	$(20,818)	$367,281	$(24,152)	$1,765,424	$(44,970)

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position at March 31, 2013 were $1,765,439 thousand and $44,970 thousand, respectively.  There were no unrealized losses on a single issuer that exceeded 0.05% of the market value of the fixed maturity securities at March 31, 2013.  In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector.  The $20,818 thousand of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were generally comprised of foreign government securities, foreign corporate securities and agency residential mortgage-backed securities.  Of these unrealized losses, $19,116 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating organization. The $24,152 thousand of unrealized losses related to fixed maturity securities in an unrealized loss position for more than one year related primarily to domestic and foreign corporate securities as well as foreign government securities.  Of these unrealized losses, $21,864 thousand related to securities that were rated investment grade by at least one nationally recognized statistical rating organization.  The non-investment grade securities with unrealized losses were mainly comprised of corporate and commercial mortgage-backed securities.  The gross unrealized depreciation for mortgage-backed securities included $238 thousand related to sub-prime and alt-A loans.  In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations.  The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments.

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

The components of net investment income are presented in the table below for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2013	2012
Fixed maturities	$120,757	$124,344
Equity securities	9,741	17,276
Short-term investments and cash	304	169
Other invested assets
Limited partnerships	17,483	12,847
Other	2,321	1,518
Gross investment income before adjustments	150,606	156,154
Funds held interest income (expense)	4,429	3,113
Future policy benefit reserve income (expense)	(531)	(638)
Gross investment income	154,504	158,629
Investment expenses	(8,723)	(6,191)
Net investment income	$145,781	$152,438

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

The Company had contractual commitments to invest up to an additional $103,542 thousand in limited partnerships at March 31, 2013.  These commitments will be funded when called in accordance with the partnership agreements, which have investment periods that expire, unless extended, through 2016.

The components of net realized capital gains (losses) are presented in the table below for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2013	2012
Fixed maturity securities, market value:
Other-than-temporary impairments	$(191)	$(5,888)
Gains (losses) from sales	4,877	4,067
Fixed maturity securities, fair value:
Gains (losses) from sales	(58)	5,207
Gains (losses) from fair value adjustments	84	3,032
Equity securities, market value:
Gains (losses) from sales	233	512
Equity securities, fair value:
Gains (losses) from sales	8,019	22,417
Gains (losses) from fair value adjustments	113,757	69,373
Short-term investments gain (loss)	14	(1)
Total net realized capital gains (losses)	$126,735	$98,719

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

The proceeds and split between gross gains and losses, from sales of fixed maturity and equity securities, are presented in the table below for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2013	2012
Proceeds from sales of fixed maturity securities	$258,160	$277,359
Gross gains from sales	7,713	13,889
Gross losses from sales	(2,894)	(4,615)

Proceeds from sales of equity securities	$107,404	$263,899
Gross gains from sales	9,102	27,513
Gross losses from sales	(850)	(4,584)

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

The Company sold six equity index put option contracts, based on the Standard & Poor’s 500 (“S&P 500”) index, for total consideration, net of commissions, of $22,530 thousand.  At March 31, 2013, fair value for these equity index put option contracts was $56,451 thousand.  These equity index put option contracts each have a single exercise date, with maturities ranging from 12 to 30 years and strike prices ranging from $1,141.21 to $1,540.63.  No amounts will be payable under these equity index put option contracts if the S&P 500 index is at, or above, the strike prices on the exercise dates, which fall between June 2017 and March 2031.  If the S&P 500 index is lower than the strike price on the applicable exercise date, the amount due would vary proportionately with the percentage by which the index is below the strike price.  Based on historical index volatilities and trends and the March 31, 2013 S&P 500 index value, the Company estimates the probability that each equity index put option contract of the S&P 500 index falling below the strike price on the exercise date to be less than 38%.  The theoretical maximum payouts under these six equity index put option contracts would occur if on each of the exercise dates the S&P 500 index value were zero.  At March 31, 2013, the present value of these theoretical maximum payouts using a 3% discount factor was $398,798 thousand.  Conversely, if the contracts had all expired on March 31, 2013, with the S&P index at $1,569.19, there would be no settlement amount.

The Company sold one equity index put option contract based on the FTSE 100 index for total consideration, net of commissions, of $6,706 thousand.  At March 31, 2013, fair value for this equity index put option contract was $7,731 thousand.  This equity index put option contract has an exercise date of July 2020 and a strike price of ₤5,989.75.  No amount will be payable under this equity index put option contract if the FTSE 100 index is at, or above, the strike price on the exercise date.  If the FTSE 100 index is lower than the strike price on the exercise date, the amount due will vary proportionately with the percentage by which the index is below the strike price.  Based on historical index volatilities and trends and the March 31, 2013 FTSE 100 index value, the Company estimates the probability that the equity index put option contract of the FTSE 100 index will fall below the strike price on the exercise date to be less than 43%.  The theoretical maximum payout under the equity index put option contract would occur if on the exercise date the FTSE 100 index value was zero.  At March 31, 2013, the present value of the theoretical maximum payout using a 3% discount factor and current exchange rate was $40,035 thousand.  Conversely, if the contract had expired on March 31, 2013, with the FTSE index at ₤6,411.70 there would be no settlement amount.

The fair value of the equity index put options can be found in the Company’s consolidated balance sheets as follows:

(Dollars in thousands)
Derivatives not designated as	Location of fair value	At	At
hedging instruments	in balance sheets	March 31, 2013	December 31, 2012

Equity index put option contracts	Equity index put option liability	$64,181	$79,467
Total		$64,181	$79,467

The change in fair value of the equity index put option contracts can be found in the Company’s statement of operations and comprehensive income (loss) as follows:

(Dollars in thousands)		For the Three Months Ended
Derivatives not designated as	Location of gain (loss) in statements of	March 31,
hedging instruments	operations and comprehensive income (loss)	2013	2012

Equity index put option contracts	Net derivative gain (loss)	$15,285	$6,183
Total		$15,285	$6,183

The Company’s equity index put option contracts contain provisions that require collateralization of the fair value, as calculated by the counterparty, above a specified threshold, which is based on the Company’s financial strength ratings (Moody’s Investors Service, Inc.) and/or debt ratings (Standard & Poor’s Ratings Services).  The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on March 31, 2013, was $64,181 thousand for which the Company had posted collateral with a market value of $47,691 thousand.  If on March 31, 2013, the Company’s ratings were such that the collateral threshold was zero, the Company’s collateral requirement would increase by $55,000 thousand.

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

In limited instances where prices are not provided by pricing services or in rare instances when a manager may not agree with the pricing service, price quotes on a non-binding basis are obtained from investment brokers.  The investment asset managers do not make any changes to prices received from either the pricing services or the investment brokers.  In addition, the investment asset managers have procedures in place to review the reasonableness of the prices from the service providers and may request verification of the prices.  In addition, the Company continually performs analytical reviews of price changes and tests the prices on a random basis to an independent pricing source.  No material variances were noted during these price validation procedures.  In limited situations, where financial markets are inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value.  The Company made no such adjustments at March 31, 2013 and December 31, 2012.

The Company internally manages a small public equity portfolio which had a fair value at March 31, 2013 of $139,032 thousand and all prices were obtained from publically published sources.

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

As of March 31, 2013 and December 31, 2012, all Level 3 fixed maturity securities, were priced using single non-binding broker quotes since prices for these securities were not provided by normal pricing service companies.  The single broker quotes are provided by market makers or broker-dealers who are recognized as market participants in the markets in which they are providing the quotes.  The prices received from brokers are reviewed for reasonableness by the third party asset managers and the Company.

The Company sold seven equity index put option contracts which meet the definition of a derivative.  The Company’s position in these contracts is unhedged.  The Company records the change in fair value of equity index put option contracts in its consolidated statements of operations and comprehensive income (loss).

The fair value was calculated using an industry accepted option pricing model, Black-Scholes, which used the following assumptions:

	At March 31, 2013
		Contract
	Contracts	based on
	based on	FTSE 100
	S & P 500 Index	Index
Equity index	1,569.2	6,411.7
Interest rate	1.20% to 3.38%	2.09%
Time to maturity	4.1 to 18.0 yrs	7.3 yrs
Volatility	21.5% to 25.2%	24.3%

The following table presents the fair value measurement levels for all assets and liabilities, which the Company has recorded at fair value (fair and market value) as of the periods indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	March 31, 2013	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$313,258	$-	$313,258	$-
Obligations of U.S. States and political subdivisions	1,169,539	-	1,169,539	-
Corporate securities	4,050,812	-	4,050,812	-
Asset-backed securities	175,774	-	171,088	4,686
Mortgage-backed securities
Commercial	316,549	-	316,549	-
Agency residential	2,265,586	-	2,265,586	-
Non-agency residential	6,615	-	6,208	407
Foreign government securities	1,878,161	-	1,878,161	-
Foreign corporate securities	2,972,040	-	2,969,761	2,279
Total fixed maturities, market value	13,148,334	-	13,140,962	7,372

Fixed maturities, fair value	36,127	-	36,127	-
Equity securities, market value	141,873	126,295	15,578	-
Equity securities, fair value	1,393,774	1,255,625	138,149	-

Liabilities:
Equity index put option contracts	$64,181	$-	$-	$64,181

There were no transfers between Level 1 and Level 2 for the three months ended March 31, 2013.

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

The following tables present the activity under Level 3, fair value measurements using significant unobservable inputs by asset type, for the periods indicated:

	Three Months Ended March 31, 2013					Three Months Ended March 31, 2012
	Asset-backed	Foreign	Non-agency	Agency		Asset-backed	Foreign	Non-agency
(Dollars in thousands)	Securities	Corporate	RMBS	RMBS	Total	Securities	Corporate	RMBS	Total
Beginning balance	$4,849	$11,913	$426	$34,842	$52,030	$16,937	$3,044	$486	$20,467
Total gains or (losses) (realized/unrealized)
Included in earnings	(99)	-	57	-	(42)	56	(4)	36	88
Included in other comprehensive income (loss)	(190)	(123)	7	-	(306)	366	149	(2)	513
Purchases, issuances and settlements	126	743	(83)	-	786	3,673	2,461	(51)	6,083
Transfers in and/or (out) of Level 3	-	(10,254)	-	(34,842)	(45,096)	(6,352)	-	-	(6,352)
Ending balance	$4,686	$2,279	$407	$-	$7,372	$14,680	$5,650	$469	$20,799

The amount of total gains or losses for the period included
in earnings (or changes in net assets) attributable to the
change in unrealized gains or losses relating to assets
still held at the reporting date	$-	$-	$-	$-	$-	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs for equity index put option contracts, for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2013	2012
Liabilities:
Balance, beginning of period	$79,467	$69,729
Total (gains) or losses (realized/unrealized)
Included in earnings	(15,285)	(6,183)
Included in other comprehensive income (loss)	-	-
Purchases, issuances and settlements	-	-
Transfers in and/or (out) of Level 3	-	-
Balance, end of period	$64,181	$63,546

The amount of total gains or losses for the period included in earnings
(or changes in net assets) attributable to the change in unrealized
gains or losses relating to liabilities still held at the reporting date	$-	$-

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

Net income (loss) per common share has been computed as per below, based upon weighted average common basic and dilutive shares outstanding.

	Three Months Ended
	March 31,
(Dollars in thousands, except per share amounts)	2013	2012
Net income (loss) per share:
Numerator
Net income (loss)	$384,343	$304,704
Less: dividends declared-common shares and nonvested common shares	(24,231)	(25,641)
Undistributed earnings	360,112	279,063
Percentage allocated to common shareholders (1)	99.2%	99.2%
	357,222	276,821
Add: dividends declared-common shareholders	24,019	25,405
Numerator for basic and diluted earnings per common share	$381,241	$302,225

Denominator
Denominator for basic earnings per weighted-average common shares	50,423	53,047
Effect of dilutive securities:
Options	399	124
Denominator for diluted earnings per adjusted weighted-average common shares	50,822	53,171

Per common share net income (loss)
Basic	$7.56	$5.70
Diluted	$7.50	$5.68

(1) Basic weighted-average common shares outstanding	50,423	53,047
Basic weighted-average common shares outstanding and nonvested common shares expected to vest	50,831	53,477
Percentage allocated to common shareholders	99.2%	99.2%

(Some amounts may not reconcile due to rounding.)

The table below presents the options to purchase common shares that were outstanding, but were not included in the computation of earnings per diluted share as they were anti-dilutive, for the periods indicated:

	Three Months Ended
	March 31,
	2013	2012
Anti-dilutive options	454	1,761,350

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

(Dollars in thousands)	At March 31, 2013	At December 31, 2012
	$144,524	$144,628

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

(Dollars in thousands)	At March 31, 2013	At December 31, 2012
	$28,897	$29,132

9.  OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the components of comprehensive income (loss) in the consolidated statements of operations for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2013	2012

Net income (loss)	$384,343	$304,704
Other comprehensive income (loss), before tax:
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period
URA(D) of investments - temporary	(45,045)	82,928
URA(D) of investments - non-credit OTTI	(228)	902
URA(D) on securities arising during the period	(45,273)	83,830
Reclassification adjustment for realized losses (gains) included in net income (loss)	(4,919)	1,309
Total URA(D) on securities arising during the period	(50,192)	85,139
Foreign currency translation adjustments	(25,156)	18,722
Reclassification adjustment for benefit plan amortization included in net income (loss)	2,070	1,513
Total other comprehensive income (loss), before tax	(73,278)	105,374

Income tax benefit (expense) related to items of other comprehensive income (loss):
Tax benefit (expense) on URA(D) arising during the period
Tax benefit (expense) on URA(D) of investments - temporary	(1,563)	(3,710)
Tax benefit (expense) on URA(D) of investments - non-credit OTTI	34	7
Tax benefit (expense) on URA(D) on securities arising during the period	(1,529)	(3,703)
Reclassification of tax expense (benefit) on realized losses (gains) included in net income (loss)	828	(1,067)
Total tax benefit (expense) from URA(D) arising during the period	(701)	(4,770)
Tax benefit (expense) from foreign currency translation	4,090	(2,852)
Reclassification of tax expense (benefit) on benefit plan amortization included in net income (loss)	(724)	(529)
Total income tax benefit (expense) related to items of other comprehensive income (loss):	2,665	(8,151)
Other comprehensive income (loss), net of tax	(70,613)	97,223
Comprehensive income (loss)	$313,730	$401,927

The following table presents the components of accumulated other comprehensive income (loss), net of tax, in the consolidated balance sheets for the periods indicated:

	At March 31,	At December 31,
(Dollars in thousands)	2013	2012
Beginning balance of URA (D) on securities	$603,928	$449,579
Current period change in URA (D) of investments - temporary	(50,699)	152,086
Current period change in URA (D) of investments - non-credit OTTI	(194)	2,263
Ending balance of URA (D) on securities	553,035	603,928

Beginning balance of foreign currency translation adjustments	(4,368)	(27,066)
Current period change in foreign currency translation adjustments	(21,066)	22,698
Ending balance of foreign currency translation adjustments	(25,434)	(4,368)

Beginning balance of benefit plans	(62,511)	(55,535)
Current period change in benefit plans	1,346	(6,976)
Ending balance of benefit plans	(61,165)	(62,511)

Ending balance of accumulated other comprehensive income (loss)	$466,436	$537,049

10.  CREDIT FACILITIES

The Company has three credit facilities for a total commitment of up to $1,250,000 thousand, providing for the issuance of letters of credit and/or unsecured revolving credit lines. The following table presents the costs incurred in connection with the three credit facilities for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2013	2012
Credit facility fees incurred	$1,129	$649

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

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth.  Minimum net worth is an amount equal to the sum of $4,249,963 thousand plus 25% of consolidated net income for each of Group’s fiscal quarters, for which statements are available ending on or after January 1, 2012 and for which consolidated net income is positive, plus 25% of any increase in consolidated net worth during such period attributable to the issuance of ordinary and preferred shares, which at March 31, 2013, was $4,574,784 thousand.  As of March 31, 2013, the Company was in compliance with all Group Credit Facility covenants.

The following table summarizes the outstanding letters of credit and/or borrowings for the periods indicated:

(Dollars in thousands)		At March 31, 2013			At December 31, 2012
Bank		Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Wells Fargo Bank Group Credit Facility	Tranche One	$200,000	$-		$200,000	$-
	Tranche Two	600,000	463,019	12/31/2013	600,000	463,155	12/31/2013
Total Wells Fargo Bank Group Credit Facility		$800,000	$463,019		$800,000	$463,155

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

The Holdings Credit Facility requires Holdings to maintain a debt to capital ratio of not greater than 0.35 to 1 and Everest Re to maintain its statutory surplus at $1,875,000 thousand plus 25% of future aggregate net income and 25% of future aggregate capital contributions after December 31, 2010, which at March 31, 2013, was $2,016,650 thousand.  As of March 31, 2013, Holdings was in compliance with all Holdings Credit Facility covenants.

The following table summarizes outstanding letters of credit and/or borrowings for the periods indicated:

(Dollars in thousands)	At March 31, 2013				At December 31, 2012
Bank	Commitment	In Use	Date of Loan	Maturity/Expiry Date	Commitment	In Use	Date of Loan	Maturity/Expiry Date
Citibank Holdings Credit Facility	$150,000	$-			$150,000	$-
Total revolving credit borrowings		-				-
Total letters of credit		1,551		12/31/2013		1,551		12/31/2013

Total Citibank Holdings Credit Facility	$150,000	$1,551			$150,000	$1,551

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

The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in thousands)	At March 31, 2013			At December 31, 2012
Bank	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Citibank Bilateral Letter of Credit Agreement	$300,000	$3,672	11/24/2013	$300,000	$3,672	11/24/2013
		74,179	12/31/2013		75,472	12/31/2013
		1,108	8/15/2014		1,104	8/15/2014
		139	8/30/2014		139	8/30/2014
		19,481	12/31/2014		20,838	12/31/2014
		132,282	6/28/2017		145,215	3/31/2017
Total Citibank Bilateral Agreement	$300,000	$230,861		$300,000	$246,440

11  TRUST AGREEMENTS

Certain subsidiaries of Group have established trust agreements, which effectively use the Company’s investments as collateral, as security for assumed losses payable to certain non-affiliated ceding companies.  At March 31, 2013, the total amount on deposit in trust accounts was $213,246 thousand.

12.  SENIOR NOTES

The table below displays Holdings’ outstanding senior notes.  Market value is based on quoted market prices, but due to limited trading activity, these senior notes are considered Level 2 in the fair value hierarchy.

				March 31, 2013		December 31, 2012
				Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Date Due	Principal Amounts	Sheet Amount	Market Value	Sheet Amount	Market Value
5.40% Senior notes	10/12/2004	10/15/2014	$250,000	$249,919	$265,768	$249,907	$266,390

Interest expense incurred in connection with these senior notes is as follows for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2013	2012
Interest expense incurred	$3,387	$3,387

13.  LONG TERM SUBORDINATED NOTES

The table below displays Holdings’ outstanding fixed to floating rate long term subordinated notes.  Market value is based on quoted market prices, but due to limited trading activity, these subordinated notes are considered Level 2 in the fair value hierarchy.

			Maturity Date		March 31, 2013		December 31, 2012
		Original			Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Principal Amount	Scheduled	Final	Sheet Amount	Market Value	Sheet Amount	Market Value
6.6% Long term subordinated notes	04/26/2007	$400,000	05/15/2037	05/01/2067	$238,358	$243,304	$238,357	$242,138

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

Interest expense incurred in connection with these long term subordinated notes is as follows for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2013	2012
Interest expense incurred	$3,937	$3,937

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

				March 31, 2013		December 31, 2012
				Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Date Due	Amount Issued	Sheet Amount	Fair Value	Sheet Amount	Fair Value
6.20% Junior subordinated debt securities	03/29/2004	03/29/2034	$329,897	$329,897	$330,793	$329,897	$333,225

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

Interest expense incurred in connection with these junior subordinated debt securities is as follows for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2013	2012
Interest expense incurred	$5,113	$5,113

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

15.  SEGMENT REPORTING

The U.S. Reinsurance operation writes property and casualty reinsurance and specialty lines of business, including Marine, Aviation, Surety and Accident and Health (“A&H”) business, on both a treaty and facultative basis, through reinsurance brokers, as well as directly with ceding companies primarily within the U.S.  The International operation writes non-U.S. property and casualty reinsurance through Everest Re’s branches in Canada and Singapore and through offices in Brazil, Miami and New Jersey. The Bermuda operation provides reinsurance and insurance to worldwide property and casualty markets through brokers and directly with ceding companies from its Bermuda office and reinsurance to the United Kingdom and European markets through its UK branch and Ireland Re.  The Insurance operation writes property and casualty insurance, including medical stop loss insurance, directly and through general agents, brokers and surplus lines brokers within the U.S. and Canada.

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

The following tables present the underwriting results for the operating segments for the periods indicated:

	Three Months Ended
U.S. Reinsurance	March 31,
(Dollars in thousands)	2013	2012
Gross written premiums	$434,791	$369,482
Net written premiums	434,639	368,231

Premiums earned	$392,616	$357,961
Incurred losses and LAE	198,158	221,980
Commission and brokerage	87,326	91,555
Other underwriting expenses	10,534	10,752
Underwriting gain (loss)	$96,598	$33,674

	Three Months Ended
International	March 31,
(Dollars in thousands)	2013	2012
Gross written premiums	$297,560	$277,294
Net written premiums	293,982	277,293

Premiums earned	$311,978	$296,117
Incurred losses and LAE	161,199	148,172
Commission and brokerage	71,444	71,191
Other underwriting expenses	7,930	6,740
Underwriting gain (loss)	$71,405	$70,014

	Three Months Ended
Bermuda	March 31,
(Dollars in thousands)	2013	2012
Gross written premiums	$195,758	$187,952
Net written premiums	195,823	187,273

Premiums earned	$185,333	$163,901
Incurred losses and LAE	91,996	105,190
Commission and brokerage	43,651	43,284
Other underwriting expenses	7,759	7,507
Underwriting gain (loss)	$41,927	$7,920

	Three Months Ended
Insurance	March 31,
(Dollars in thousands)	2013	2012
Gross written premiums	$252,681	$211,738
Net written premiums	225,249	182,065

Premiums earned	$198,832	$179,999
Incurred losses and LAE	141,291	127,124
Commission and brokerage	30,625	31,473
Other underwriting expenses	26,723	23,496
Underwriting gain (loss)	$193	$(2,094)

The following table reconciles the underwriting results for the operating segments to income before taxes as reported in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2013	2012
Underwriting gain (loss)	$210,123	$109,514
Net investment income	145,781	152,438
Net realized capital gains (losses)	126,735	98,719
Net derivative gain (loss)	15,285	6,183
Corporate expenses	(5,717)	(4,661)
Interest, fee and bond issue cost amortization expense	(13,481)	(13,178)
Other income (expense)	(8,887)	(6,194)
Income (loss) before taxes	$469,839	$342,821

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

	Three Months Ended
	March 31,
(Dollars in thousands)	2013	2012
United Kingdom	$147,987	$114,444

No other country represented more than 5% of the Company’s revenues.

16.  SHARE-BASED COMPENSATION PLANS

For the three months ended March 31, 2013, share-based compensation awards granted were 190,687 restricted shares, granted on February 20, 2013, with a fair value of $122.7550 per share.

17.  RETIREMENT BENEFITS

The Company maintains both qualified and non-qualified defined benefit pension plans and a retiree health plan for its U.S. employees employed prior to April 1, 2010.

Net periodic benefit cost for U.S. employees included the following components for the periods indicated:

Pension Benefits	Three Months Ended
	March 31,
(Dollars in thousands)	2013	2012
Service cost	$2,729	$2,342
Interest cost	2,074	1,979
Expected return on plan assets	(2,122)	(2,109)
Amortization of prior service cost	13	13
Amortization of net (income) loss	1,904	1,426
Net periodic benefit cost	$4,598	$3,651

Other Benefits	Three Months Ended
	March 31,
(Dollars in thousands)	2013	2012
Service cost	499	$370
Interest cost	277	258
Amortization of net (income) loss	154	74
Net periodic benefit cost	$930	$702

The Company did not make any contributions to the qualified pension benefit plan for the three months ended March 31, 2013 and 2012.

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

19.  INCOME TAXES

The Company is domiciled in Bermuda and has significant subsidiaries and/or branches in Canada, Ireland, Singapore, the United Kingdom, and the United States.  The Company’s Bermuda domiciled subsidiaries are exempt from income taxation under Bermuda law until 2035.  Pre-tax income generated by Group’s non-Bermuda subsidiaries and the UK branch of Bermuda is subject to applicable federal, foreign, state and local taxes on corporations.  Company subsidiaries domiciled in the US, as well as, the Canadian and Singapore branches of Everest Re generate US pre-tax income (loss).   Foreign domiciled subsidiaries, including the UK branch of Bermuda Re, generate non-US pre-tax income (loss).  Fluctuations in US and non-US pre-tax income (loss) primarily result from the impact of catastrophe losses and realized investment gains (losses) on each subsidiary and branch.

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

20.  SUBSEQUENT EVENTS

The Company has announced that on May 24, 2013, it will redeem at par value the $329,897 thousand of 6.2% junior subordinated debt securities that were due to mature on May 29, 2034.  Available funds primarily will be used for the redemption.

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

	Three Months Ended		Percentage
	March 31,		Increase/
(Dollars in millions)	2013	2012	(Decrease)
Gross written premiums	$1,180.8	$1,046.5	12.8%
Net written premiums	1,149.7	1,014.9	13.3%

REVENUES:
Premiums earned	$1,088.8	$998.0	9.1%
Net investment income	145.8	152.4	-4.4%
Net realized capital gains (losses)	126.7	98.7	28.4%
Net derivative gain (loss)	15.3	6.2	147.2%
Other income (expense)	(8.9)	(6.2)	43.5%
Total revenues	1,367.7	1,249.1	9.5%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	592.6	602.5	-1.6%
Commission, brokerage, taxes and fees	233.0	237.5	-1.9%
Other underwriting expenses	52.9	48.5	9.2%
Corporate expenses	5.7	4.7	22.7%
Interest, fees and bond issue cost amortization expense	13.5	13.2	2.3%
Total claims and expenses	897.8	906.3	-0.9%

INCOME (LOSS) BEFORE TAXES	469.8	342.8	37.1%
Income tax expense (benefit)	85.5	38.1	124.3%
NET INCOME (LOSS)	$384.3	$304.7	26.1%

			Point
RATIOS:			Change
Loss ratio	54.4%	60.4%	(6.0)
Commission and brokerage ratio	21.4%	23.8%	(2.4)
Other underwriting expense ratio	4.9%	4.8%	0.1
Combined ratio	80.7%	89.0%	(8.3)

	At	At	Percentage
	March 31,	December 31,	Increase/
(Dollars in millions, except per share amounts)	2013	2012	(Decrease)
Balance sheet data:
Total investments and cash	$16,562.2	$16,576.2	-0.1%
Total assets	19,802.1	19,777.9	0.1%
Loss and loss adjustment expense reserves	9,843.3	10,069.1	-2.2%
Total debt	818.2	818.2	0.0%
Total liabilities	12,985.2	13,044.4	-0.5%
Shareholders' equity	6,816.9	6,733.5	1.2%
Book value per share	136.43	130.96	4.2%

(Some amounts may not reconcile due to rounding.)

Revenues.  Gross written premiums increased by 12.8% to $1,180.8 million for the three months ended March 31, 2013, compared to $1,046.5 million for the three months ended March 31, 2012, reflecting a $93.4 million increase in our reinsurance business and a $40.9 million increase in our insurance business. The increase in reinsurance premiums was due to new business, increased participations on existing business, and higher original rates on subject business.  The increase in insurance premiums was primarily due to the growth in California workers’ compensation, crop and non-standard auto business.  Eliminating the effects of reinstatement premiums, which were higher in 2012 due to a higher level of catastrophe losses, and foreign currency fluctuations, gross written premiums were up 14% year over year.  Net written premiums increased 13.3% to $1,149.7 million for the three months ended March 31, 2013 compared to $1,014.9 million for the three months ended March 31, 2012, which is consistent with the increase in gross written premiums.  Premiums earned increased by 9.1% to $1,088.8 million for the three months ended March 31, 2013, compared to $998.0 million for the three months ended March 31, 2012.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Net Investment Income.  Net investment income decreased by 4.4% to $145.8 million for the three months ended March 31, 2013 compared with net investment income of $152.4 million for the three months ended March 31, 2012.  Net pre-tax investment income, as a percentage of average invested assets, was 3.7% for the three months ended March 31, 2013 compared to 4.0% for the three months ended March 31, 2012.  The decline in income and yield was primarily the result of lower reinvestment rates for the fixed income portfolios, partially offset by an increase in our limited partnership income.

Net Realized Capital Gains (Losses).  Net realized capital gains were $126.7 million and $98.7 million for the three months ended March 31, 2013 and 2012, respectively.  The $126.7 million was comprised of $113.8 million of gains from fair value re-measurements and $13.1 million of net realized capital gains from sales on our fixed maturity and equity securities, which were partially offset by $0.2 million of other-than-temporary impairments.  The net realized capital gains of $98.7 million for the three months ended March 31, 2012 were the result of $72.4 million of gains from fair value re-measurements and $32.2 million of net realized capital gains from sales on our fixed maturity and equity securities which was partially offset by $5.9 million of other-than-temporary impairments.

Net Derivative Gain (Loss).  In 2005 and prior, we sold seven equity index put option contracts, which remain outstanding.  These contracts meet the definition of a derivative in accordance with FASB guidance and as such, are fair valued each quarter with the change recorded as net derivative gain or loss in the consolidated statements of operations and comprehensive income (loss).  As a result of these adjustments in value, we recognized net derivative gains of $15.3 million and $6.2 million for the three months ended March 31, 2013 and 2012, respectively.  The change in the fair value of these equity index put option contracts is indicative of the change in the equity markets and interest rates over the same periods.

Other Income (Expense).  We recorded other expense of $8.9 million and $6.2 million for the three months ended March 31, 2013 and 2012, respectively.  The changes were primarily the result of fluctuations in foreign currency exchange rates for the corresponding periods.

Claims and Expenses.
Incurred Losses and Loss Adjustment Expenses.  The following table presents our incurred losses and loss adjustment expenses (“LAE”) for the periods indicated.

	Three Months Ended March 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2013
Attritional (a)	$592.6	54.4%		$-	0.0%		$592.6	54.4%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
A&E	-	0.0%		-	0.0%		-	0.0%
Total	$592.6	54.4%		$-	0.0%		$592.6	54.4%

2012
Attritional (a)	$572.6	57.4%		$(0.3)	0.0%		$572.3	57.4%
Catastrophes	30.0	3.0%		-	0.0%		30.0	3.0%
A&E	-	0.0%		0.1	0.0%		0.1	0.0%
Total	$602.6	60.4%		$(0.2)	0.0%		$602.5	60.4%

Variance 2013/2012
Attritional (a)	$20.0	(3.0)	pts	$0.3	-	pts	$20.3	(3.0)	pts
Catastrophes	(30.0)	(3.0)	pts	-	-	pts	(30.0)	(3.0)	pts
A&E	-	-	pts	(0.1)	-	pts	(0.1)	-	pts
Total	$(10.0)	(6.0)	pts	$0.2	-	pts	$(9.9)	(6.0)	pts

(a) Attritional losses exclude catastrophe and Asbestos and Environmental ("A&E") losses.
(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased by 1.6% to $592.6 million for the three months ended March 31, 2013 compared to $602.5 million for the three months ended March 31, 2012, representing 6.0 loss ratio points. Current year catastrophe losses were lower by $30.0 million, or 3.0 points, period over period.  There were no current year catastrophe losses for the three months ended March 31, 2013.  The $30.0 million of current year catastrophe losses for the three months ended March 31, 2012 related to U.S. tornadoes ($30.0 million). Despite the increase in current year attritional losses of $20.0 million due primarily to increased premium production, the attritional loss ratio declined by 3.0 points.  This decrease in the attritional loss ratio was due, in part, to a large marine loss in 2012.  In addition, the shift in the mix of business towards excess of loss business has resulted in lower attritional losses.

Commission, Brokerage, Taxes and Fees.  Commission, brokerage, taxes and fees decreased by 1.9% to $233.0 million for the three months ended March 31, 2013 compared to $237.5 million for the three months ended March 31 2012.  The decrease is due primarily to an increase in excess of loss business which carries a lower commission than pro rata business.

Other Underwriting Expenses.  Other underwriting expenses were $52.9 million and $48.5 million for the three months ended March 31, 2013 and 2012, respectively.  The increase in other underwriting expenses for the three months ended March 31, 2013 compared to March 31, 2012 was mainly due to higher compensation expenses.

Corporate Expenses.  Corporate expenses, which are general operating expenses that are not allocated to segments, were $5.7 million and $4.7 million for the three months ended March 31, 2013 and 2012, respectively.  The increases in corporate expenses were mainly due to higher compensation expense.

Interest, Fees and Bond Issue Cost Amortization Expense.  Interest, fees and other bond amortization expense was $13.5 million and $13.2 million for the three months ended March 31, 2013 and 2012, respectively.  The increase was primarily due to higher fees associated with the new Group Credit Facility effective in June, 2012.

Income Tax Expense (Benefit).  We had income tax expenses of $85.5 million and $38.1 million for the three months ended March 31, 2013 and 2012, respectively.  Our income tax is primarily a function of the statutory tax rates and corresponding pre-tax income in the jurisdictions where we operate, coupled with the impact from tax-preferenced investment income.  Variations in our effective tax rate generally result from changes in the relative levels of pre-tax income among jurisdictions with different tax rates.  The increase in tax expense was mainly due to the increase in taxable income resulting from higher underwriting income and net realized capital gains in 2013.  The 2012 income tax expense also reflects tax benefits of $12.4 million realized due to corrections of understatements in the deferred tax asset account.

Net Income (Loss).
Our net income was $384.3 million and $304.7 million for the three months ended March 31, 2013 and 2012, respectively.  The increase was primarily driven by the financial component fluctuations explained above.

Ratios.
Our combined ratio decreased by 8.3 points to 80.7% for the three months ended March 31, 2013 compared to 89.0% for the three months ended March 31, 2012.  The loss ratio component decreased 6.0 points for the three months ended March 31, 2013 over the same period last year primarily due to the decline in catastrophe losses in 2013 compared to 2012 and the shift towards excess of loss business which generally results in a lower loss ratio than pro rata business.  The commission and brokerage ratio component slightly decreased over the same period last year due to an increase in excess of loss business which carries a lower commission than pro rata business.  The other underwriting expense ratio component increased slightly from the same period last year due to higher compensation costs.

Shareholders’ Equity.
Shareholders’ equity increased by $83.4 million to $6,816.9 million at March 31, 2013 from $6,733.5 million at December 31, 2012, principally as a result of $384.3 million of net income, share-based compensation transactions of $32.5 million and $1.3 million of net benefit plan obligation adjustments, partially offset by repurchases of 2.0 million common shares for $238.6 million, $50.9 million of unrealized depreciation on investments, net of tax, $24.2 million of shareholder dividends and $21.1 million of net foreign currency translation adjustments.

Consolidated Investment Results

Net Investment Income.
Net investment income decreased by 4.4% to $145.8 million for the three months ended March 31, 2013 compared to $152.4 million for the three months ended March 31, 2012, primarily due to declines in income from our fixed maturities, reflective of declining reinvestment rates, and equities, due to the partial liquidation of some mutual funds, partially offset by an increase in income from our limited partnership investments.

The following table shows the components of net investment income for the periods indicated.

	Three Months Ended
	March 31,
(Dollars in millions)	2013	2012
Fixed maturities	$120.8	$124.3
Equity securities	9.7	17.3
Short-term investments and cash	0.3	0.2
Other invested assets
Limited partnerships	17.5	12.8
Other	2.3	1.5
Gross investment income before adjustments	150.6	156.2
Funds held interest income (expense)	4.4	3.1
Future policy benefit reserve income (expense)	(0.5)	(0.6)
Gross investment income	154.5	158.6
Investment expenses	(8.7)	(6.2)
Net investment income	$145.8	$152.4

(Some amounts may not reconcile due to rounding.)

The following tables show a comparison of various investment yields for the periods indicated.

	At	At
	March 31,	December 31,
	2013	2012
Imbedded pre-tax yield of cash and invested assets	3.4%	3.5%
Imbedded after-tax yield of cash and invested assets	2.9%	3.0%

	Three Months Ended
	March 31,
	2013	2012
Annualized pre-tax yield on average cash and invested assets	3.7%	4.0%
Annualized after-tax yield on average cash and invested assets	3.1%	3.4%

Net Realized Capital Gains (Losses).
The following table presents the composition of our net realized capital gains (losses) for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	2013	2012	Variance
Gains (losses) from sales:
Fixed maturity securities, market value:
Gains	$7.6	$8.5	$(0.9)
Losses	(2.7)	(4.4)	1.7
Total	4.9	4.1	0.8

Fixed maturity securities, fair value:
Gains	0.1	5.4	(5.3)
Losses	(0.2)	(0.2)	-
Total	(0.1)	5.2	(5.3)

Equity securities, market value:
Gains	0.2	0.5	(0.3)
Losses	-	-	-
Total	0.2	0.5	(0.3)

Equity securities, fair value:
Gains	8.9	27.0	(18.1)
Losses	(0.9)	(4.6)	3.7
Total	8.0	22.4	(14.4)

Total net realized capital gains (losses) from sales:
Gains	16.8	41.4	(24.6)
Losses	(3.7)	(9.2)	5.5
Total	13.1	32.2	(19.1)

Other-than-temporary impairments:	(0.2)	(5.9)	5.7

Gains (losses) from fair value adjustments:
Fixed maturities, fair value	0.1	3.0	(2.9)
Equity securities, fair value	113.8	69.4	44.4
Total	113.8	72.4	41.5

Total net realized capital gains (losses)	$126.7	$98.7	$28.0

(Some amounts may not reconcile due to rounding.)

Net realized capital gains were $126.7 million for the three months ended March 31 2013 compared to net realized capital gains of $98.7 million for the three months ended March 31, 2012.  For the three months ended March 31, 2013, we recorded $113.8 million of net realized capital gains due to fair value re-measurements on fixed maturity and equity securities and $13.1 million of net realized capital gains from sales of fixed maturity and equity securities, partially offset by $0.2 million of other-than-temporary impairments.  The fixed maturity and equity sales for the three months ended March 31, 2013 related primarily to adjusting the portfolios for overall market changes and individual credit shifts along with maintaining a balanced foreign currency exposure.  For the three months ended March 31, 2012, we recorded $72.4 million of net realized capital gains due to fair value re-measurements on fixed maturity and equity securities and $32.2 million of net realized capital gains from sales of fixed maturity and equity securities, partially offset by $5.9 million of other-than-temporary impairments.

Segment Results.
The U.S. Reinsurance operation writes property and casualty reinsurance and specialty lines of business, including Marine, Aviation, Surety and Accident & Health (“A&H”) business, on both a treaty and facultative basis, through reinsurance brokers, as well as directly with ceding companies primarily within the U.S.  The International operation writes non-U.S. property and casualty reinsurance through Everest Re’s branches in Canada and Singapore and through offices in Brazil, Miami and New Jersey. The Bermuda operation provides reinsurance and insurance to worldwide property and casualty markets through brokers and directly with ceding companies from its Bermuda office and reinsurance to the United Kingdom and European markets through its UK branch and Ireland Re.  The Insurance operation writes property and casualty insurance, including medical stop loss insurance, directly and through general agents, brokers and surplus lines brokers within the U.S. and Canada.

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

U.S. Reinsurance.
The following table presents the underwriting results and ratios for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	2013	2012	Variance	% Change
Gross written premiums	$434.8	$369.5	$65.3	17.7%
Net written premiums	434.6	368.2	66.4	18.0%

Premiums earned	$392.6	$358.0	$34.7	9.7%
Incurred losses and LAE	198.2	222.0	(23.8)	-10.7%
Commission and brokerage	87.3	91.6	(4.2)	-4.6%
Other underwriting expenses	10.5	10.8	(0.2)	-2.0%
Underwriting gain (loss)	$96.6	$33.7	$62.9	186.9%

				Point Chg
Loss ratio	50.5%	62.0%		(11.5)
Commission and brokerage ratio	22.2%	25.6%		(3.4)
Other underwriting expense ratio	2.7%	3.0%		(0.3)
Combined ratio	75.4%	90.6%		(15.2)

(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums increased by 17.7% to $434.8 million for the three months ended March 31, 2013 from $369.5 million for the three months ended March 31, 2012, primarily due to new business opportunities, particularly for contracts with catastrophe exposed risks, as well as higher subject premium on casualty quota share business as rates began to rise in these markets.  Net written premiums increased 18.0% to $434.6 million for the three months ended March 31, 2013 compared to $368.2 million for the three months ended March 31, 2012, which is in line with the increase in gross written premiums.  Premiums earned increased by 9.7% to $392.6 million for the three months ended March 31, 2013 compared to $358.0 million for the three months ended March 31, 2012.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended March 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2013
Attritional	$186.1	47.4%		$(1.5)	-0.4%		$184.6	47.0%
Catastrophes	-	0.0%		13.6	3.5%		13.6	3.5%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$186.1	47.4%		$12.1	3.1%		$198.2	50.5%

2012
Attritional	$194.6	54.4%		$2.1	0.6%		$196.7	55.0%
Catastrophes	30.0	8.4%		(4.9)	-1.4%		25.1	7.0%
A&E	-	0.0%		0.1	0.0%		0.1	0.0%
Total segment	$224.6	62.7%		$(2.6)	-0.8%		$222.0	62.0%

Variance 2013/2012
Attritional	$(8.5)	(7.0)	pts	$(3.6)	(1.0)	pts	$(12.1)	(8.0)	pts
Catastrophes	(30.0)	(8.4)	pts	18.5	4.9	pts	(11.5)	(3.5)	pts
A&E	-	-	pts	(0.1)	-	pts	(0.1)	-	pts
Total segment	$(38.5)	(15.3)	pts	$14.7	3.9	pts	$(23.8)	(11.5)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses decreased by 10.7% to $198.2 million for the three months ended March 31, 2013 compared to $222.0 for the three months ended March 31, 2012, primarily as a result of lower catastrophe losses (3.5 points) and lower attritional losses (8.0 points). There were no current year catastrophe losses in the three months ended March 31, 2013, compared to $30.0 million of current year catastrophe losses for the three months ended March 31, 2012, which related to U.S. tornadoes.  Attritional losses were negatively impacted by a large marine loss in 2012.  The remainder of the favorable variance, year over year, is due to a shift in business to excess of loss contracts which generally have lower attritional losses than pro rata contracts.

Segment Expenses.  Commission and brokerage expenses decreased by 4.6% to $87.3 million for the three months ended March 31, 2013 compared to $91.6 million for the three months ended March 31, 2012.  This variance was primarily due to the shift in mix of business towards excess of loss contracts which generally carry lower commission expense than pro rata contracts.  Segment other underwriting expenses decreased slightly to $10.5 for the three months ended March 31, 2013 from $10.8 million for the three months ended March 31, 2012.

International.
The following table presents the underwriting results and ratios for the International segment for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	2013	2012	Variance	% Change
Gross written premiums	$297.6	$277.3	$20.3	7.3%
Net written premiums	294.0	277.3	16.7	6.0%

Premiums earned	$312.0	$296.1	$15.9	5.4%
Incurred losses and LAE	161.2	148.2	13.0	8.8%
Commission and brokerage	71.4	71.2	0.3	0.4%
Other underwriting expenses	7.9	6.7	1.2	17.7%
Underwriting gain (loss)	$71.4	$70.0	$1.4	2.0%

				Point Chg
Loss ratio	51.7%	50.0%		1.7
Commission and brokerage ratio	22.9%	24.0%		(1.1)
Other underwriting expense ratio	2.5%	2.4%		0.1
Combined ratio	77.1%	76.4%		0.7

(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums increased by 7.3% to $297.6 million for the three months ended March 31, 2013 compared to $277.3 million for the three months ended March 31, 2012, primarily due to an increase in new business and higher premium rates on renewals, particularly for contracts with catastrophe exposed risks.  Net written premiums increased by 6.0% to $294.0 million for the three months ended March 31, 2013 compared to $277.3 million for the three months ended March 31, 2012, principally as a result of the increase in gross written premiums.  Premiums earned increased 5.4% to $312.0 million for the three months ended March 31, 2013 compared to $296.1 million for the three months ended March 31, 2012.  The change in premiums earned is comparable to the change in net written premiums.

Incurred Losses and LAE.  The following table presents the incurred losses and LAE for the International segment for the periods indicated.

	Three Months Ended March 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2013
Attritional	$164.4	52.7%		$(1.3)	-0.4%		$163.1	52.3%
Catastrophes	-	0.0%		(1.9)	-0.6%		(1.9)	-0.6%
Total segment	$164.4	52.7%		$(3.2)	-1.0%		$161.2	51.7%

2012
Attritional	$148.6	50.1%		$(2.8)	-0.9%		$145.8	49.2%
Catastrophes	-	0.0%		2.3	0.8%		2.3	0.8%
Total segment	$148.6	50.1%		$(0.5)	-0.1%		$148.2	50.0%

Variance 2013/2012
Attritional	$15.8	2.6	pts	$1.5	0.5	pts	$17.3	3.1	pts
Catastrophes	-	-	pts	(4.2)	(1.4)	pts	(4.2)	(1.4)	pts
Total segment	$15.8	2.6	pts	$(2.7)	(0.9)	pts	$13.0	1.7	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 8.8% to $161.2 million for the three months ended March 31, 2013 compared to $148.2 million for the three months ended March 31, 2012, representing 1.7 loss ratio points.  There were no current year catastrophe losses for the three months ended March 31, 2013 and 2012, respectively.  Current years’ attritional losses increased by $15.8 million primarily due to the increase in premiums earned.

Segment Expenses. Commission and brokerage increased slightly to $71.4 million for the three months ended March 31, 2013 compared to $71.2 million for the three months ended March 31, 2012 driven by the rise in premium but the commission ratio was down from 24.0% to 22.9% due to a shift in the business mix towards excess of loss, which generally has a lower commission expense.  Segment other underwriting expenses increased to $7.9 million for the three months ended March 31, 2013 compared to $6.7 million for the same period in 2012.  The increase relates to higher compensation expenses.

Bermuda.
The following table presents the underwriting results and ratios for the Bermuda segment for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	2013	2012	Variance	% Change
Gross written premiums	$195.8	$188.0	$7.8	4.2%
Net written premiums	195.8	187.3	8.6	4.6%

Premiums earned	$185.3	$163.9	$21.4	13.1%
Incurred losses and LAE	92.0	105.2	(13.2)	-12.5%
Commission and brokerage	43.7	43.3	0.4	0.8%
Other underwriting expenses	7.8	7.5	0.3	3.4%
Underwriting gain (loss)	$41.9	$7.9	$34.0	NM

				Point Chg
Loss ratio	49.6%	64.2%		(14.6)
Commission and brokerage ratio	23.6%	26.4%		(2.8)
Other underwriting expense ratio	4.2%	4.6%		(0.4)
Combined ratio	77.4%	95.2%		(17.8)

(NM, not meaningful.)
(Some amounts may not reconcile due to rounding.)

Premiums.  Gross written premiums increased 4.2% to $195.8 million for the three months ended March 31, 2013 compared to $188.0 million for the three months ended March 31, 2012, primarily due to continued growth of new business and increased premium on existing business written in our Bermuda and Ireland offices.  Net written premiums increased 4.6% to $195.8 million for the three months ended March 31, 2013 compared to $187.3 million for the three months ended March 31, 2012, in line with the increase in gross written premiums.  Premiums earned increased 13.1% to $185.3 million for the three months ended March 31, 2013 compared to $163.9 million for the three months ended March 31, 2012.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following table presents the incurred losses and LAE for the Bermuda segment for the periods indicated.

	Three Months Ended March 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2013
Attritional	$103.6	55.9%		$-	0.0%		$103.6	55.9%
Catastrophes	-	0.0%		(11.6)	-6.3%		(11.6)	-6.3%
Total segment	$103.6	55.9%		$(11.6)	-6.3%		$92.0	49.6%

2012
Attritional	$102.3	62.5%		$0.4	0.2%		$102.7	62.7%
Catastrophes	-	0.0%		2.5	1.5%		2.5	1.5%
Total segment	$102.3	62.5%		$2.9	1.7%		$105.2	64.2%

Variance 2013/2012
Attritional	$1.3	(6.6)	pts	$(0.4)	(0.2)	pts	$0.9	(6.8)	pts
Catastrophes	-	-	pts	(14.1)	(7.8)	pts	(14.1)	(7.8)	pts
Total segment	$1.3	(6.6)	pts	$(14.5)	(8.0)	pts	$(13.2)	(14.6)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE decreased by 12.5% to $92.0 million for the three months ended March 31, 2013 compared to $105.2 million for the three months ended March 31, 2012.  The decrease was principally due to a $14.1 million (7.8 points) decrease in prior years’ catastrophe losses.  There were no current year catastrophe losses for the three months ended March 31, 2013 and 2012, respectively.  The current year attritional losses increased by $1.3 million but the current year attritional loss ratio declined by 6.6 points. This is primarily due to a shift in the mix of business to excess of loss contracts, which generally have lower attritional losses than pro rata contracts.

Segment Expenses.  Commission and brokerage increased slightly to $43.7 million for the three months ended March 31, 2013 compared to $43.3 million for the three months ended March 31, 2012 primarily due to higher premiums in 2013, but the overall commission ratio decreased 2.8 points from 26.4% to 23.6% as a result of the shift in the mix of business to excess of loss contracts which generally have lower commission expense than pro rata contracts.  Segment other underwriting expenses increased slightly to $7.8 million for the three months ended March 31, 2013 compared to $7.5 million for the same period in 2012.  The increase is primarily attributable to higher premiums earned in 2013.

Insurance.
The following table presents the underwriting results and ratios for the Insurance segment for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	2013	2012	Variance	% Change
Gross written premiums	$252.7	$211.7	$40.9	19.3%
Net written premiums	225.2	182.1	43.2	23.7%

Premiums earned	$198.8	$180.0	$18.8	10.5%
Incurred losses and LAE	141.3	127.1	14.2	11.1%
Commission and brokerage	30.6	31.5	(0.8)	-2.7%
Other underwriting expenses	26.7	23.5	3.2	13.7%
Underwriting gain (loss)	$0.2	$(2.1)	$2.3	-109.2%

				Point Chg
Loss ratio	71.1%	70.6%		0.5
Commission and brokerage ratio	15.4%	17.5%		(2.1)
Other underwriting expense ratio	13.4%	13.1%		0.3
Combined ratio	99.9%	101.2%		(1.3)

(Some amounts may not reconcile due to rounding.)

Premiums.  Gross written premiums increased by 19.3% to $252.7 million for the three months ended March 31, 2013 compared to $211.7 million for the three months ended March 31, 2012.  This increase was primarily driven by California workers’ compensation, crop and non-standard auto business.  Net written premiums increased 23.7% to $225.2 million for the three months ended March 31, 2013 compared to $182.1 million for the three months ended March 31, 2012, which is consistent with the change in gross written premiums.  Premiums earned increased 10.5% to $198.8 million for the three months ended March 31, 2013 compared to $180.0 million for the three months ended March 31, 2012.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the Insurance segment for the periods indicated.

	Three Months Ended March 31,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2013
Attritional	$138.5	69.7%		$2.8	1.4%		$141.3	71.1%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
Total segment	$138.5	69.7%		$2.8	1.4%		$141.3	71.1%

2012
Attritional	$127.1	70.6%		$-	0.0%		$127.1	70.6%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
Total segment	$127.1	70.6%		$-	0.0%		$127.1	70.6%

Variance 2013/2012
Attritional	$11.4	(0.9)	pts	$2.8	1.4	pts	$14.2	0.5	pts
Catastrophes	-	-	pts	-	-	pts	-	-	pts
Total segment	$11.4	(0.9)	pts	$2.8	1.4	pts	$14.2	0.5	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 11.1% to $141.3 million for the three months ended March 31, 2013 compared to $127.1 million for the three months ended March 31, 2012.  There were no current year catastrophe losses for the three months ended March 31, 2013 and 2012, respectively.  The variance was mainly due to prior year loss development of $2.8 million, or 1.4 points, primarily due to losses on the crop business from 2012’s severe conditions and its impact on this book and the increase in premiums earned.  The current year attritional loss ratio is showing improvement, primarily due to California workers’ compensation business and the benefit of compounding rate increases.

Segment Expenses Commission and brokerage decreased by 2.7% to $30.6 million for the three months ended March 31, 2013 compared to $31.5 million for the three months ended March 31, 2012, driven by growth in direct distribution business, which has lower acquisition costs.  Segment other underwriting expenses increased to $26.7 million for the three months ended March 31, 2013 compared to $23.5 million for the same period in 2012.  This increase is primarily the result of increased premiums and compensation costs.

FINANCIAL CONDITION

Cash and Invested Assets.  Aggregate invested assets, including cash and short-term investments, were $16,562.2 million at March 31, 2013, a decrease of $14.0 million compared to $16,576.2 million at December 31, 2012.  This decrease was primarily the result of $238.6 million paid for share repurchases, $70.6 million due to fluctuations in foreign currencies, $50.2 million of unrealized depreciation, $24.2 million paid out in dividends to shareholders and $8.5 million of unsettled securities, partially offset by $225.7 million of cash flows from operations, $113.8 million in fair value re-measurements and $17.5 million in equity adjustments of our limited partnership investments.

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

Our global portfolio included $1,878.2 million of foreign government securities at March 31, 2013, of which $828.7 million were European sovereign securities.  Approximately 50.0%, 20.6%, 6.9% and 5.2% of European sovereign securities represented securities held in the governments of the United Kingdom, France, Austria and the Netherlands, respectively.  No other countries represented more than 5% of the European sovereign securities.  We held no sovereign securities of Portugal, Italy, Ireland, Greece or Spain at March 31, 2013.

Over the past several years, we have expanded the allocation of our investments funded by shareholders’ equity to include:  1) a greater percentage of publicly traded equity securities, 2) emerging market fixed maturities through mutual fund structures, as well as individual holdings, 3) high yield fixed maturities, 4) bank loan securities and 5) private equity limited partnership investments.  The objective of this portfolio diversification is to enhance the risk-adjusted total return of the investment portfolio by allocating a prudent portion of the portfolio to higher return asset classes, which are also less subject to changes in value with movements in interest rates.  We limit our allocation to these asset classes because of 1) the potential for volatility in their values and 2) the impact of these investments on regulatory and rating agency capital adequacy models.  We use investment managers experienced in these markets and adjust our allocation to these investments based upon market conditions.  At March 31, 2013, the market value of investments in these investment market sectors, carried at both market and fair value, approximated 64.9% of shareholders’ equity.

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

The tables below summarize the composition and characteristics of our investment portfolio as of the dates indicated.

(Dollars in millions)	At March 31, 2013		At December 31, 2012
Fixed maturities, market value	$13,148.3	79.4%	$13,141.7	79.3%
Fixed maturities, fair value	36.1	0.2%	41.5	0.2%
Equity securities, market value	141.9	0.9%	143.5	0.9%
Equity securities, fair value	1,393.8	8.4%	1,255.6	7.6%
Short-term investments	781.7	4.7%	860.4	5.2%
Other invested assets	536.3	3.2%	596.6	3.6%
Cash	524.1	3.2%	537.1	3.2%
Total investments and cash	$16,562.2	100.0%	$16,576.2	100.0%

(Some amounts may not reconcile due to rounding.)

	At	At
	March 31, 2013	December 31, 2012
Fixed income portfolio duration (years)	3.2	3.0
Fixed income composite credit quality	Aa3	Aa3
Imbedded end of period yield, pre-tax	3.4%	3.5%
Imbedded end of period yield, after-tax	2.9%	3.0%

The following table provides a comparison of our total return by asset class relative to broadly accepted industry benchmarks for the periods indicated.

	Three Months Ended	Twelve Months Ended
	March 31, 2013	December 31, 2012
Fixed income portfolio total return	0.5%	4.8%
Barclay's Capital - U.S. aggregate index	-0.1%	4.2%

Common equity portfolio total return	8.8%	13.8%
S&P 500 index	10.6%	16.0%

Other invested asset portfolio total return	5.4%	16.0%

The pre-tax equivalent total return for the bond portfolio was approximately 0.5% and 5.0%, respectively, at March 31, 2013 and December 31, 2012.  The pre-tax equivalent return adjusts the yield on tax-exempt bonds to the fully taxable equivalent.

Our fixed income and equity portfolios have different compositions than the benchmark indexes.  Our fixed income portfolios have a shorter duration because we align our investment portfolio with our liabilities.  We also hold foreign securities to match our foreign liabilities while the index is comprised of only U.S. securities.  Our equity portfolios reflect an emphasis on dividend yield and growth equities, while the index is comprised of the largest 500 equities by market capitalization.

Reinsurance Receivables.
Reinsurance receivables for both paid and recoverable on unpaid losses totaled $719.9 million at March 31, 2013 and $659.1 million at December 31, 2012.  At March 31, 2013, $175.2 million, or 24.3%, was receivable from C.V. Starr (Bermuda); $122.1 million, or 17.0%, was receivable from Federal Crop Insurance Company; $80.6 million, or 11.2%, was receivable from XL Reinsurance America; $56.6 million, or 7.9%, was receivable from Berkley Insurance Company; and $49.4 million, or 6.9%, was receivable from Transatlantic Reinsurance Company.  The receivable from C.V. Starr is fully collateralized by a trust agreement.  No other retrocessionaire accounted for more than 5% of our receivables.

Loss and LAE Reserves.   Gross loss and LAE reserves totaled $9,843.3 million at March 31, 2013 and $10,069.1 million at December 31, 2012.

The following tables summarize gross outstanding loss and LAE reserves by segment, classified by case reserves and IBNR reserves, for the periods indicated.

	At March 31, 2013
	Case	IBNR	Total	% of
(Dollars in millions)	Reserves	Reserves	Reserves	Total
U.S. Reinsurance	$1,661.7	$1,923.5	$3,585.2	36.4%
International	1,072.6	713.0	1,785.6	18.2%
Bermuda	804.8	1,128.5	1,933.3	19.6%
Insurance	996.8	1,109.4	2,106.2	21.4%
Total excluding A&E	4,536.0	4,874.5	9,410.5	95.6%
A&E	254.9	177.9	432.8	4.4%
Total including A&E	$4,790.9	$5,052.4	$9,843.3	100.0%

(Some amounts may not reconcile due to rounding.)

	At December 31, 2012
	Case	IBNR	Total	% of
(Dollars in millions)	Reserves	Reserves	Reserves	Total
U.S. Reinsurance	$1,538.6	$2,082.6	$3,621.2	36.0%
International	1,121.5	695.3	1,816.8	18.0%
Bermuda	826.1	1,135.9	1,962.0	19.5%
Insurance	1,098.1	1,128.1	2,226.2	22.1%
Total excluding A&E	4,584.3	5,041.9	9,626.2	95.6%
A&E	265.8	177.1	442.9	4.4%
Total including A&E	$4,850.1	$5,219.0	$10,069.1	100.0%

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

	Three Months Ended
	March 31,
(Dollars in millions)	2013	2012
Gross Basis:
Beginning of period reserves	$442.8	$499.9
Incurred losses	-	0.1
Paid losses	(10.0)	(13.6)
End of period reserves	$432.8	$486.5

Net Basis:
Beginning of period reserves	$425.7	$480.2
Incurred losses	-	0.1
Paid losses	(9.6)	(12.7)
End of period reserves	$416.1	$467.6

(Some amounts may not reconcile due to rounding.)

At March 31, 2013, the gross reserves for A&E losses were comprised of $131.8 million representing case reserves reported by ceding companies, $87.0 million representing additional case reserves established by us on assumed reinsurance claims, $36.1 million representing case reserves established by us on direct excess insurance claims, including Mt. McKinley, and $177.9 million representing IBNR reserves.

With respect to asbestos only, at March 31, 2013, we had gross asbestos loss reserves of $413.7 million, or 95.6%, of total A&E reserves, of which $331.5 million was for assumed business and $82.1 million was for direct business.

Industry analysts use the “survival ratio” to compare the A&E reserves among companies with such liabilities.  The survival ratio is typically calculated by dividing a company’s current net reserves by the three year average of annual paid losses.  Hence, the survival ratio equals the number of years that it would take to exhaust the current reserves if future loss payments were to continue at historical levels.  Using this measurement, our net three year asbestos survival ratio was 7.0 years at March 31, 2013.  These metrics can be skewed by individual large settlements occurring in the prior three years and therefore, may not be indicative of the timing of future payments.

Because the survival ratio was developed as a comparative measure of reserve strength and does not indicate absolute reserve adequacy, we consider, but do not rely on, the survival ratio when evaluating our reserves.  In particular, we note that year to year loss payment variability can be material.  This is due, in part, to our orientation to negotiated settlements, particularly on our Mt. McKinley exposures, which significantly reduces the credibility and utility of this measure as an analytical tool.  In the first quarter of 2013, we made no asbestos net claim payments to Mt McKinley high profile claimants where the claim was either closed or a settlement had been reached.  Such payments, which are non-repetitive, distort downward our three year survival ratio.  Adjusting for such settlements, recognizing that total settlements are generally considered fully reserved to an agreed settlement, we consider that our adjusted asbestos survival ratio for net unsettled claims is 8.1 years, which is better than prevailing industry norms.

Shareholders’ Equity.  Our shareholders’ equity increased to $6,816.9 million as of March 31, 2013 from $6,733.5 million as of December 31, 2012.  This increase was the result of $384.3 million of net income, share-based compensation transactions of $32.5 million and $1.3 million of net benefit plan obligation adjustments, partially offset by repurchases of 2.0 million common shares for $238.6 million, $50.9 million of unrealized depreciation on investments, net of tax, $24.2 million of shareholder dividends and $21.1 million of net foreign currency translation adjustments.

LIQUIDITY AND CAPITAL RESOURCES

Capital.  Our business operations are in part dependent on our financial strength and financial strength ratings, and the market’s perception of our financial strength, as measured by shareholders’ equity, which was $6,816.9 million at March 31, 2013 and $6,733.5 million at December 31, 2012.  On March 13, 2009, Everest Re and Everest National, wholly-owned indirect subsidiaries of the Company, received notification of a one level ratings downgrade by Standard & Poor’s.  On April 7, 2010, Standard & Poor’s upgraded the Company’s debt ratings one level.  On March 25, 2013, Moody’s downgraded the Company and its subsidiaries, including the senior debt of Everest Reinsurance Holdings, Inc., by one level.  While Moody’s believes that our profitability, fixed charge coverage and market position are very good, the rating agency concluded that our business franchise and diversity and predictability of earnings position us more appropriately with peers at the adjusted rating level.  We continue to possess significant financial flexibility and access to the debt and equity markets as a result of our perceived financial strength, as evidenced by the financial strength ratings as assigned by independent rating agencies.

From time to time, we have used open market share repurchases to adjust our capital position and enhance long term expected returns to our shareholders.  On July 21, 2008, our existing authorization to purchase up to 5 million of our shares was amended to authorize the purchase of up to 10 million shares.  On February 24, 2010, our existing authorization to purchase up to 10 million of our shares was amended to authorize the purchase of up to 15 million shares.  On February 22, 2012, our existing authorization to purchase up to 15 million of our shares was amended to authorize the purchase of up to 20 million shares.  As of March 31, 2013, we had repurchased 17.6 million shares under this authorization.

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

Over the past several years, we have expanded the allocation of our investments funded by shareholders’ equity to include:  1) a greater percentage of publicly traded equity securities, 2) emerging market fixed maturities through mutual fund structures as well as individual holdings, 3) high yield fixed maturities, 4) bank loan securities and 5) private equity limited partnership investments.  The objective of this portfolio diversification is to enhance the risk-adjusted total return of the investment portfolio by allocating a prudent portion of the portfolio to higher return asset classes, which are also less subject to changes in value with movements in interest rates.  We limit our allocation to these asset classes because of 1) the potential for volatility in their values and 2) the impact of these investments on regulatory and rating agency capital adequacy models.  We use investment managers experienced in these markets and adjust our allocation to these investments based upon market conditions.  At March 31, 2013, the market value of investments in these investment market sectors, carried at both market and fair value, approximated 64.9% of shareholders’ equity.

Our liquidity requirements are generally met from positive cash flow from operations.  Positive cash flow results from reinsurance and insurance premiums being collected prior to disbursements for claims, which disbursements generally take place over an extended period after the collection of premiums, sometimes a period of many years.  Collected premiums are generally invested, prior to their use in such disbursements, and investment income provides additional funding for loss payments.  Our net cash flows from operating activities were $225.7 million and $165.7 million for the three months ended March 31, 2013 and 2012, respectively.  Additionally, these cash flows reflected a net tax payment of $19.2 million and $11.2 million for the three months ended March 31, 2013 and 2012, respectively; net catastrophe loss payments of $117.6 million and $163.9 million for the three months ended March 31, 2013 and 2012, respectively; and net A&E payments of $9.6 million and $12.7 million for the three months ended March 31, 2013 and 2012, respectively.

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

As the timing of payments for claims and benefits cannot be predicted with certainty, we maintain portfolios of long term invested assets with varying maturities, along with short-term investments that provide additional liquidity for payment of claims.  At March 31, 2013 and December 31, 2012, we held cash and short-term investments of $1,305.8 million and $1,397.4 million, respectively.  All of our short-term investments are readily marketable and can be converted to cash.  In addition to these cash and short-term investments, at March 31, 2013, we had $931.5 million of available for sale fixed maturity securities maturing within one year or less, $5,970.8 million maturing within one to five years and $3,481.5 million maturing after five years.  Our $1,535.6 million of equity securities are comprised primarily of publicly traded securities that can be easily liquidated.  We believe that these fixed maturity and equity securities, in conjunction with the short-term investments and positive cash flow from operations, provide ample sources of liquidity for the expected payment of losses in the near future.  We do not anticipate selling securities or using available credit facilities to pay losses and LAE but have the ability to do so.  Sales of securities might result in realized capital gains or losses.  At March 31, 2013 we had $658.4 million of net pre-tax unrealized appreciation, comprised of $703.4 million of pre-tax unrealized appreciation and $45.0 million of pre-tax unrealized depreciation.

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

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth.  Minimum net worth is an amount equal to the sum of $4,250.0 million plus 25% of consolidated net income for each of Group’s fiscal quarters, for which statements are available ending on or after January 1, 2012 and for which consolidated net income is positive, plus 25% of any increase in consolidated net worth during such period attributable to the issuance of ordinary and preferred shares, which at March 31, 2013, was $4,574.8 million.  As of March 31, 2013, the Company was in compliance with all Group Credit Facility covenants.

At March 31, 2013, the Group Credit Facility had no outstanding letters of credit under tranche one and $463.0 million outstanding letters of credit under tranche two.  At December 31, 2012, the Group Credit Facility had no outstanding letters of credit under tranche one and $463.2 million outstanding letters of credit under tranche two.

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

The Holdings Credit Facility requires Holdings to maintain a debt to capital ratio of not greater than 0.35 to 1 and Everest Re to maintain its statutory surplus at $1,875.0 million plus 25% of future aggregate net income and 25% of future aggregate capital contributions after December 31, 2010, which at March 31, 2013, was $2,016.7 million.  As of March 31, 2013, Holdings was in compliance with all Holdings Credit Facility covenants.

At March 31, 2013 and December 31, 2012, the Company had no outstanding short-term borrowings from the Holdings Credit Facility revolving credit line.  At March 31, 2013 and December 31, 2012, the Holdings Credit Facility had outstanding letters of credit of $1.6 million.

Costs incurred in connection with the Group Credit Facility and the Holdings Credit Facility were $0.9 million and $0.6 million for March 31, 2013 and 2012, respectively.

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

Interest Rate Risk.  Our $16.6 billion investment portfolio, at March 31, 2013, is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations and some foreign exchange rate risk.  The overall economic impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity securities portfolio, including short-term investments, from a change in market interest rates.  In a declining interest rate environment, it includes prepayment risk on the $2,588.8 million of mortgage-backed securities in the $13,184.5 million fixed maturity portfolio.  Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The table below displays the potential impact of market value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $781.7 million of short-term investments) for the period indicated based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates.  For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually.  To generate appropriate price estimates on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account.  For legal entities with a non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios.

	Impact of Interest Rate Shift in Basis Points
	At March 31, 2013
	-200	-100	0	100	200
(Dollars in millions)
Total Market/Fair Value	$14,705.2	$14,342.2	$13,966.1	$13,563.0	$13,142.3
Market/Fair Value Change from Base (%)	5.3%	2.7%	0.0%	-2.9%	-5.9%
Change in Unrealized Appreciation
After-tax from Base ($)	$620.7	$315.8	$-	$(338.5)	$(691.4)

We had $9,843.3 million and $10,069.1 million of gross reserves for losses and LAE as of March 31, 2013 and December 31, 2012, respectively.  These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money.  Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value.  As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases.  These movements are the opposite of the interest rate impacts on the fair value of investments.  While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid.  Our loss and loss reserve obligations have an expected duration of approximately 3.7 years, which is reasonably consistent with our fixed income portfolio.  If we were to discount our loss and LAE reserves, net of ceded reserves, the discount would be approximately $1.2 billion resulting in a discounted reserve balance of approximately $8.1 billion, representing approximately 57.7% of the value of the fixed maturity investment portfolio funds.

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

The table below display the impact on fair/market value and after-tax change in fair/market value of a 10% and 20% change in equity prices up and down for the period indicated.

	Impact of Percentage Change in Equity Fair/Market Values
	At March 31, 2013
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$1,228.5	$1,382.1	$1,535.6	$1,689.2	$1,842.8
After-tax Change in Fair/Market Value	$(245.7)	$(122.9)	$-	$122.9	$245.7

Foreign Currency Risk.  Foreign currency risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates.  Each of our non-U.S./Bermuda (“foreign”) operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines.  Each foreign operation may conduct business in its local currency, as well as the currency of other countries in which it operates.  The primary foreign currency exposures for these foreign operations are the Canadian Dollar, the Singapore Dollar, the British Pound Sterling and the Euro.  We mitigate foreign exchange exposure by generally matching the currency and duration of our assets to our corresponding operating liabilities.  In accordance with FASB guidance, we translate the assets, liabilities and income of non-U.S. dollar functional currency legal entities to the U.S. dollar.  This translation amount is reported as a component of other comprehensive income.  As of March 31, 2013, there has been no material change in exposure to foreign exchange rates as compared to December 31, 2012.

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

We sold six equity index put option contracts, based on the S&P 500 index, for total consideration, net of commissions, of $22.5 million.  At March 31, 2013, fair value for these equity index put option contracts was $56.5 million.  These equity index put option contracts each have a single exercise date, with maturities ranging from 12 to 30 years and strike prices ranging from $1,141.21 to $1,540.63.  The S&P 500 index value at March 31, 2013 was $1,569.19.  No amounts will be payable under these equity index put option contracts if the S&P 500 index is at, or above, the strike prices on the exercise dates, which fall between June 2017 and March 2031.  If the S&P 500 index is lower than the strike price on the applicable exercise date, the amount due would vary proportionately with the percentage by which the index is below the strike price.  Based on historical index volatilities and trends and the March 31, 2013 S&P 500 index value, we estimate the probability that each equity index put option contract of the S&P 500 index falling below the strike price on the exercise date to be less than 38%.  The theoretical maximum payouts under these six equity index put option contracts would occur if on each of the exercise dates the S&P 500 index value were zero.  At March 31, 2013, the present value of these theoretical maximum payouts using a 3% discount factor was $398.8 million.  Conversely, if the contracts had all expired on March 31, 2013, with the S&P index at $1,569.19, there would be no settlement amount.

We sold one equity index put option contract based on the FTSE 100 index for total consideration, net of commissions, of $6.7 million.  At March 31, 2013, fair value for this equity index put option contract was $7.7 million.  This equity index put option contract has an exercise date of July 2020 and a strike price of ₤5,989.75.  The FTSE 100 index value at March 31, 2013 was ₤6,411.70.  No amount will be payable under this equity index put option contract if the FTSE 100 index is at, or above, the strike price on the exercise date.  If the FTSE 100 index is lower than the strike price on the exercise date, the amount due will vary proportionately with the percentage by which the index is below the strike price.  Based on historical index volatilities and trends and the March 31, 2013 FTSE 100 index value, we estimate the probability that the equity index put option contract of the FTSE 100 index will fall below the strike price on the exercise date to be less than 43%.  The theoretical maximum payout under the equity index put option contract would occur if on the exercise date the FTSE 100 index value was zero.  At March 31, 2013, the present value of the theoretical maximum payout using a 3% discount factor and current exchange rate was $40.0 million.  Conversely, if the contract had expired on March 31, 2013, with the FTSE index at ₤6,411.70, there would be no settlement amount.

Because the equity index put option contracts meet the definition of a derivative, we report the fair value of these instruments in our consolidated balance sheets as a liability and record any changes to fair value in our consolidated statements of operations and comprehensive income (loss) as a net derivative gain (loss).  Our financial statements reflect fair values for our obligations on these equity index put option contracts at March 31, 2013, of $64.2 million; even though it may not be likely that the ultimate settlement of these transactions would require a payment that would exceed the initial consideration received, or any payment at all.

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

	Equity Indices Put Options Obligation – Sensitivity Analysis
(Dollars in millions)	At March 31, 2013
Interest Rate Shift in Basis Points:	-200	-100	0	100	200
Total Fair Value	$106.6	$82.9	$64.2	$49.6	$38.3
Fair Value Change from Base (%)	-66.1%	-29.1%	0.0%	22.7%	40.4%

Equity Indices Shift in Points (S&P 500/FTSE 100):	-500/-2000	-250/-1000	0	250/1000	500/2000
Total Fair Value	$122.2	$88.1	$64.2	$47.5	$35.7
Fair Value Change from Base (%)	-90.4%	-37.3%	0.0%	26.0%	44.4%

Combined Interest Rate /	-200/	-100/		100/	200/
Equity Indices Shift (S&P 500/FTSE 100):	-500/-2000	-250/-1000	0/0	250/1000	500/2000
Total Fair Value	$182.7	$110.8	$64.2	$35.8	$19.2
Fair Value Change from Base (%)	-184.7%	-72.6%	0.0%	44.3%	70.0%

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

ITEM 1A.	RISK FACTORS

No material changes.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities.

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares (or
			Purchased as Part	Units) that May Yet
	Total Number of		of Publicly	Be Purchased Under
	Shares (or Units)	Average Price Paid	Announced Plans or	the Plans or
Period	Purchased	per Share (or Unit)	Programs	Programs (1)
January 1 - 31, 2013	343,981	$109.9112	343,981	3,962,541
February 1 - 28, 2013	692,480	$122.3512	665,512	3,297,029
March 1 - 31, 2013	943,004	$126.9520	940,814	2,356,215
Total	1,979,465	$-	1,950,307	2,356,215

(1)       On September 21, 2004, the Company’s board of directors approved an amended share repurchase program authorizing the Company and/or its subsidiary Holdings to purchase up to an aggregate of 5,000,000 of the Company’s common shares through open market transactions, privately negotiated transactions or both.  On July 21, 2008, the Company’s executive committee of the board of directors approved an amendment to the September 21, 2004 share repurchase program authorizing the Company and/or its subsidiary Holdings to purchase up to an aggregate of 10,000,000 of the Company’s common shares (recognizing that the number of shares authorized for repurchase has been reduced by those shares that have already been purchased) in open market transactions, privately negotiated transactions or both.  On February 24, 2010, the Company’s executive committee of the board of directors approved an amendment to the September 21, 2004, share repurchase program and the July 21, 2008, amendment authorizing the Company and/or its subsidiary Holdings, to purchase up to 15,000,000 of the Company’s common shares (recognizing that the number of shares authorized for repurchase has been reduced by those shares that have already been purchased) in open market transactions, privately negotiated transactions or both.  On February 22, 2012, the Company’s executive committee of the Board of Directors approved an amendment to the September 21, 2004 share repurchase program, the July 21, 2008 amendment and the February 24, 2010 amendment authorizing the Company and/or its subsidiary Holdings, to purchase up to 20,000,000 of the Company’s common shares (recognizing that the number of shares authorized for repurchase has been reduced by those shares that have already been purchased) in open market transactions, privately negotiated transactions or both.  Through May 7, 2013, the Company purchased an additional 805,100 shares for $106.9 million under the share repurchase program.

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

Dated:  May 10, 2013