Form 10-Q
period 2013-06-30
EVEREST RE GROUP LTD
filed 2013-08-09
CIK 1095073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2013	Commission file number: 1-15731

EVEREST RE GROUP, LTD.
(Exact name of registrant as specified in its charter)

Bermuda	98-0365432
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

Large accelerated filer	X	Accelerated filer
Non-accelerated filer		Smaller reporting company
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Class	At August 1, 2013
Common Shares, $0.01 par value	48,624,595

EVEREST RE GROUP, LTD

Table of Contents
Form 10-Q

Page
PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

PART I

ITEM 1.  FINANCIAL STATEMENTS

EVEREST RE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Dollars and share amounts in thousands, except par value per share)	2013	2012
	(unaudited)
ASSETS:
Fixed maturities - available for sale, at market value	$12,879,955	$13,141,657
(amortized cost: 2013, $12,544,171; 2012, $12,444,880)
Fixed maturities - available for sale, at fair value	18,129	41,470
Equity securities - available for sale, at market value (cost: 2013, $142,409; 2012, $131,630)	140,197	143,493
Equity securities - available for sale, at fair value	1,295,816	1,255,557
Short-term investments	727,965	860,379
Other invested assets (cost: 2013, $526,704; 2012, $596,590)	526,704	596,590
Cash	439,136	537,050
Total investments and cash	16,027,902	16,576,196
Accrued investment income	125,729	130,209
Premiums receivable	1,455,774	1,237,859
Reinsurance receivables	711,719	659,081
Funds held by reinsureds	239,267	228,375
Deferred acquisition costs	324,306	303,268
Prepaid reinsurance premiums	76,417	71,107
Deferred tax asset	258,132	262,024
Income taxes recoverable	67,300	68,442
Other assets	272,502	241,346
TOTAL ASSETS	$19,559,048	$19,777,907

LIABILITIES:
Reserve for losses and loss adjustment expenses	$9,843,480	$10,069,055
Future policy benefit reserve	65,541	66,107
Unearned premium reserve	1,444,979	1,322,525
Funds held under reinsurance treaties	2,592	2,755
Commission reserves	56,050	65,533
Other net payable to reinsurers	191,931	162,778
Losses in course of payment	421,002	191,076
Revolving credit borrowings	40,000	-
5.4% Senior notes due 10/15/2014	249,932	249,907
6.6% Long term notes due 5/1/2067	238,359	238,357
Junior subordinated debt securities payable	-	329,897
Accrued interest on debt and borrowings	4,791	4,781
Equity index put option liability	52,101	79,467
Unsettled securities payable	115,362	48,830
Other liabilities	210,128	213,372
Total liabilities	12,936,248	13,044,440

Commitments and contingencies (Note 8)

SHAREHOLDERS' EQUITY:
Preferred shares, par value: $0.01; 50,000 shares authorized;
no shares issued and outstanding	-	-
Common shares, par value: $0.01; 200,000 shares authorized; (2013) 67,812
and (2012) 67,105 outstanding before treasury shares	678	671
Additional paid-in capital	2,003,166	1,946,439
Accumulated other comprehensive income (loss), net of deferred income tax expense
(benefit) of $67,381 at 2013 and $119,629 at 2012	207,164	537,049
Treasury shares, at cost; 19,224 shares (2013) and 15,687 shares (2012)	(1,813,913)	(1,363,958)
Retained earnings	6,225,705	5,613,266
Total shareholders' equity	6,622,800	6,733,467
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$19,559,048	$19,777,907

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share amounts)	2013	2012	2013	2012
	(unaudited)		(unaudited)
REVENUES:
Premiums earned	$1,151,533	$1,037,800	$2,240,292	$2,035,778
Net investment income	148,729	149,329	294,510	301,767
Net realized capital gains (losses):
Other-than-temporary impairments on fixed maturity securities	-	(466)	(191)	(6,354)
Other-than-temporary impairments on fixed maturity securities
transferred to other comprehensive income (loss)	-	-	-	-
Other net realized capital gains (losses)	33,905	(16,114)	160,831	88,493
Total net realized capital gains (losses)	33,905	(16,580)	160,640	82,139
Net derivative gain (loss)	12,081	(16,306)	27,366	(10,123)
Other income (expense)	8,295	27,812	(592)	21,618
Total revenues	1,354,543	1,182,055	2,722,216	2,431,179

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	711,590	607,870	1,304,234	1,210,336
Commission, brokerage, taxes and fees	242,067	265,789	475,113	503,292
Other underwriting expenses	54,901	49,675	107,847	98,170
Corporate expenses	6,168	6,075	11,885	10,736
Interest, fees and bond issue cost amortization expense	17,362	13,244	30,843	26,422
Total claims and expenses	1,032,088	942,653	1,929,922	1,848,956

INCOME (LOSS) BEFORE TAXES	322,455	239,402	792,294	582,223
Income tax expense (benefit)	46,813	24,851	132,309	62,968

NET INCOME (LOSS)	$275,642	$214,551	$659,985	$519,255

Other comprehensive income (loss), net of tax:
Unrealized appreciation (depreciation) ("URA(D)") on securities arising during the period	(272,540)	5,408	(319,342)	85,535
Less: reclassification adjustment for realized losses (gains) included in net income (loss)	(1,828)	(7,456)	(5,919)	(7,214)
Total URA(D) on securities arising during the period	(274,368)	(2,048)	(325,261)	78,321
Foreign currency translation adjustments	13,751	(24,997)	(7,315)	(9,127)
Pension adjustments	1,345	983	2,691	1,967
Total other comprehensive income (loss), net of tax	(259,272)	(26,062)	(329,885)	71,161

COMPREHENSIVE INCOME (LOSS)	$16,370	$188,489	$330,100	$590,416

EARNINGS PER COMMON SHARE:
Basic	$5.60	$4.10	$13.19	$9.81
Diluted	5.56	4.08	13.09	9.79
Dividends declared	0.48	0.48	0.96	0.96

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except share and dividends per share amounts)	2013	2012	2013	2012
	(unaudited)		(unaudited)
COMMON SHARES (shares outstanding):
Balance, beginning of period	49,965,812	52,624,820	51,417,962	53,735,551
Issued during the period, net	208,935	223,184	707,092	489,882
Treasury shares acquired	(1,586,707)	(990,957)	(3,537,014)	(2,368,386)
Balance, end of period	48,588,040	51,857,047	48,588,040	51,857,047

COMMON SHARES (par value):
Balance, beginning of period	$676	$667	$671	$665
Issued during the period, net	2	2	7	4
Balance, end of period	678	669	678	669

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	1,978,966	1,901,322	1,946,439	1,892,988
Share-based compensation plans	24,200	22,991	56,727	31,325
Balance, end of period	2,003,166	1,924,313	2,003,166	1,924,313

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS),
NET OF DEFERRED INCOME TAXES:
Balance, beginning of period	466,436	464,201	537,049	366,978
Net increase (decrease) during the period	(259,272)	(26,062)	(329,885)	71,161
Balance, end of period	207,164	438,139	207,164	438,139

RETAINED EARNINGS:
Balance, beginning of period	5,973,378	5,163,777	5,613,266	4,884,714
Net income (loss)	275,642	214,551	659,985	519,255
Dividends declared ($0.48 per quarter and $0.96 year-to-date
per share in 2013 and 2012)	(23,315)	(25,129)	(47,546)	(50,770)
Balance, end of period	6,225,705	5,353,199	6,225,705	5,353,199

TREASURY SHARES AT COST:
Balance, beginning of period	(1,602,590)	(1,198,969)	(1,363,958)	(1,073,970)
Purchase of treasury shares	(211,323)	(100,000)	(449,955)	(224,999)
Balance, end of period	(1,813,913)	(1,298,969)	(1,813,913)	(1,298,969)

TOTAL SHAREHOLDERS' EQUITY, END OF PERIOD	$6,622,800	$6,417,351	$6,622,800	$6,417,351

The accompanying notes are an integral part of the consolidated financial statements.

EVEREST RE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2013	2012	2013	2012
	(unaudited)		(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$275,642	$214,551	$659,985	$519,255
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable	(167,239)	70,139	(220,306)	107,410
Decrease (increase) in funds held by reinsureds, net	(16,828)	10,673	(12,244)	8,407
Decrease (increase) in reinsurance receivables	26,758	(33,809)	(65,978)	(13,027)
Decrease (increase) in current income taxes	(25,569)	4,768	1,089	1,459
Decrease (increase) in deferred tax asset	18,071	3,956	55,640	33,961
Decrease (increase) in prepaid reinsurance premiums	(10,354)	3,130	(6,908)	9,123
Increase (decrease) in reserve for losses and loss adjustment expenses	(47,200)	(95,066)	(175,142)	(267,230)
Increase (decrease) in future policy benefit reserve	229	(574)	(567)	(919)
Increase (decrease) in unearned premiums	72,212	(186,162)	126,535	(173,569)
Increase (decrease) in other net payable to reinsurers	25,577	30,025	29,765	26,903
Increase (decrease) in losses in course of payment	81,362	(20,878)	230,135	10,810
Change in equity adjustments in limited partnerships	(18,994)	(15,972)	(36,350)	(28,492)
Change in other assets and liabilities, net	(31,052)	113,547	(74,866)	108,193
Non-cash compensation expense	4,551	7,652	10,165	13,374
Amortization of bond premium (accrual of bond discount)	16,900	16,200	35,507	30,966
Amortization of underwriting discount on senior notes	14	12	27	25
Net realized capital (gains) losses	(33,905)	16,580	(160,640)	(82,139)
Net cash provided by (used in) operating activities	170,175	138,772	395,847	304,510

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed maturities matured/called - available for sale, at market value	706,674	381,216	1,318,718	791,593
Proceeds from fixed maturities matured/called - available for sale, at fair value	4,213	-	7,213	-
Proceeds from fixed maturities sold - available for sale, at market value	376,688	203,240	631,184	421,318
Proceeds from fixed maturities sold - available for sale, at fair value	13,678	1,862	17,342	61,143
Proceeds from equity securities sold - available for sale, at market value	44,194	34,549	45,423	54,792
Proceeds from equity securities sold - available for sale, at fair value	252,594	53,950	358,769	297,606
Distributions from other invested assets	33,846	12,798	117,548	21,017
Cost of fixed maturities acquired - available for sale, at market value	(1,105,870)	(641,902)	(2,122,159)	(1,254,576)
Cost of fixed maturities acquired - available for sale, at fair value	(1,411)	(2,382)	(2,706)	(5,506)
Cost of equity securities acquired - available for sale, at market value	(51,921)	(6,202)	(53,487)	(12,654)
Cost of equity securities acquired - available for sale, at fair value	(121,327)	(79,934)	(243,944)	(193,279)
Cost of other invested assets acquired	(4,617)	(16,680)	(11,301)	(28,592)
Net change in short-term investments	53,629	(5,025)	132,136	(262,730)
Net change in unsettled securities transactions	64,135	(32,856)	55,668	5,966
Net cash provided by (used in) investing activities	264,505	(97,366)	250,404	(103,902)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares issued during the period, net	19,651	15,344	46,569	17,955
Purchase of treasury shares	(211,323)	(100,000)	(449,955)	(224,999)
Revolving credit borrowings	40,000	-	40,000	-
Net cost of junior subordinated debt securities maturing	(329,897)	-	(329,897)	-
Dividends paid to shareholders	(23,315)	(25,129)	(47,546)	(50,770)
Net cash provided by (used in) financing activities	(504,884)	(109,785)	(740,829)	(257,814)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(14,796)	(4,817)	(3,336)	7,406

Net increase (decrease) in cash	(85,000)	(73,196)	(97,914)	(49,800)
Cash, beginning of period	524,136	472,047	537,050	448,651
Cash, end of period	$439,136	$398,851	$439,136	$398,851

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid (recovered)	$47,550	$12,617	$66,738	$23,801
Interest paid	17,280	20,387	23,281	26,085

Non-cash transaction:
Conversion of equity securities - available for sale, at market value, to fixed maturity securities - available for sale, at market value, including accrued
interest at time of conversion	-	92,981	-	92,981

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended June 30, 2013 and 2012

1.  GENERAL

Everest Re Group, Ltd. (“Group”), a Bermuda company, through its subsidiaries, principally provides reinsurance and insurance in the U.S., Bermuda and international markets.  As used in this document, “Company” means Group and its subsidiaries.

2.  BASIS OF PRESENTATION

The unaudited consolidated financial statements of the Company for the three and six months ended June 30, 2013 and 2012 include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results on an interim basis.  Certain financial information, which is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), has been omitted since it is not required for interim reporting purposes.  The December 31, 2012 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  The results for the three and six months ended June 30, 2013 and 2012 are not necessarily indicative of the results for a full year.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2012, 2011 and 2010 included in the Company’s most recent Form 10-K filing.

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

Treatment of Insurance Contract Acquisition Costs. In October 2010, the FASB issued authoritative guidance for the accounting for costs associated with acquiring or renewing insurance contracts.  The guidance identifies the incremental direct costs of contract acquisition and costs directly related to acquisition activities that should be capitalized.  This guidance is effective for reporting periods beginning after December 15, 2011.  The Company implemented this guidance as of January 1, 2012 and determined that $13,492 thousand of previously deferrable acquisition costs would be expensed during 2012 and 2013, including $10,876 thousand and $2,616 thousand expensed during 2012 and in the six months ended June 30, 2013, respectively. No additional expense will be incurred related to this guidance implementation in future periods.

3.  INVESTMENTS

The amortized cost, market value and gross unrealized appreciation and depreciation of available for sale, fixed maturity and equity security investments, carried at market value, are as follows for the periods indicated:

	At June 30, 2013
	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$288,613	$6,411	$(1,958)	$293,066
Obligations of U.S. states and political subdivisions	1,053,722	50,344	(8,017)	1,096,049
Corporate securities	3,774,268	166,423	(27,371)	3,913,320
Asset-backed securities	140,042	4,830	(406)	144,466
Mortgage-backed securities
Commercial	290,176	19,934	(1,989)	308,121
Agency residential	2,385,213	40,914	(29,224)	2,396,903
Non-agency residential	5,901	259	(256)	5,904
Foreign government securities	1,785,275	88,509	(23,884)	1,849,900
Foreign corporate securities	2,820,961	97,929	(46,664)	2,872,226
Total fixed maturity securities	$12,544,171	$475,553	$(139,769)	$12,879,955
Equity securities	$142,409	$4,106	$(6,318)	$140,197

	At December 31, 2012
	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Appreciation	Depreciation	Value
Fixed maturity securities
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$302,050	$11,079	$(1,007)	$312,122
Obligations of U.S. states and political subdivisions	1,214,990	78,097	(1,124)	1,291,963
Corporate securities	3,794,979	247,439	(7,098)	4,035,320
Asset-backed securities	169,615	7,296	(333)	176,578
Mortgage-backed securities
Commercial	294,596	27,965	(2,473)	320,088
Agency residential	2,091,672	63,794	(3,331)	2,152,135
Non-agency residential	7,660	590	(201)	8,049
Foreign government securities	1,785,738	132,947	(6,457)	1,912,228
Foreign corporate securities	2,783,580	159,632	(10,038)	2,933,174
Total fixed maturity securities	$12,444,880	$728,839	$(32,062)	$13,141,657
Equity securities	$131,630	$11,864	$(1)	$143,493

The $1,849,900 thousand of foreign government securities at June 30, 2013 included $816,908 thousand of European sovereign securities.  Approximately 52.1%, 20.2%, 6.5% and 5.3% of European sovereign securities represented securities held in the governments of the United Kingdom, France, Austria and the Netherlands, respectively.  No other countries represented more than 5% of the European sovereign securities.  The Company held no sovereign securities of Portugal, Italy, Ireland, Greece or Spain at June 30, 2013.

In accordance with FASB guidance, the Company reclassified the non-credit portion of other-than-temporary impairments from retained earnings into accumulated other comprehensive income (loss), on April 1, 2009.  The table below presents the pre-tax cumulative unrealized appreciation (depreciation) on those corporate securities, for the periods indicated:

(Dollars in thousands)	At June 30, 2013	At December 31, 2012
Pre-tax cumulative unrealized appreciation (depreciation)	$3,376	$4,748

The amortized cost and market value of fixed maturity securities are shown in the following table by contractual maturity.  Mortgage-backed securities are generally more likely to be prepaid than other fixed maturity securities. As the stated maturity of such securities may not be indicative of actual maturities, the totals for mortgage-backed and asset-backed securities are shown separately.

	At June 30, 2013		At December 31, 2012
	Amortized	Market	Amortized	Market
(Dollars in thousands)	Cost	Value	Cost	Value
Fixed maturity securities – available for sale:
Due in one year or less	$978,756	$993,082	$944,446	$957,775
Due after one year through five years	5,614,941	5,817,795	5,463,158	5,741,258
Due after five years through ten years	2,087,888	2,114,695	2,331,593	2,511,525
Due after ten years	1,041,254	1,098,989	1,142,140	1,274,249
Asset-backed securities	140,042	144,466	169,615	176,578
Mortgage-backed securities:
Commercial	290,176	308,121	294,596	320,088
Agency residential	2,385,213	2,396,903	2,091,672	2,152,135
Non-agency residential	5,901	5,904	7,660	8,049
Total fixed maturity securities	$12,544,171	$12,879,955	$12,444,880	$13,141,657

The changes in net unrealized appreciation (depreciation) for the Company’s investments are derived from the following sources for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2013	2012	2013	2012
Increase (decrease) during the period between the market value and cost of investments carried at market value, and deferred taxes thereon:
Fixed maturity securities	$(311,674)	$9,352	$(359,621)	$70,739
Fixed maturity securities, other-than-temporary impairment	(1,144)	559	(1,372)	1,461
Equity securities	(12,058)	(12,029)	(14,075)	10,821
Other invested assets	-	-	-	-
Change in unrealized appreciation (depreciation), pre-tax	(324,876)	(2,118)	(375,068)	83,021
Deferred tax benefit (expense)	50,402	53	49,667	(4,724)
Deferred tax benefit (expense), other-than-temporary impairment	106	17	140	24
Change in unrealized appreciation (depreciation),
net of deferred taxes, included in shareholders’ equity	$(274,368)	$(2,048)	$(325,261)	$78,321

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

The tables below display the aggregate market value and gross unrealized depreciation of fixed maturity and equity securities, by security type and contractual maturity, in each case subdivided according to length of time that individual securities had been in a continuous unrealized loss position for the periods indicated:

	Duration of Unrealized Loss at June 30, 2013 By Security Type
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities - available for sale
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$50,263	$(1,260)	$5,979	$(698)	$56,242	$(1,958)
Obligations of U.S. states and political subdivisions	96,852	(7,802)	5,480	(215)	102,332	(8,017)
Corporate securities	1,043,819	(22,767)	100,852	(4,604)	1,144,671	(27,371)
Asset-backed securities	7,447	(52)	1,150	(354)	8,597	(406)
Mortgage-backed securities
Commercial	7	-	30,459	(1,989)	30,466	(1,989)
Agency residential	877,507	(27,451)	201,292	(1,773)	1,078,799	(29,224)
Non-agency residential	2,182	(30)	1,833	(226)	4,015	(256)
Foreign government securities	348,024	(16,432)	78,997	(7,452)	427,021	(23,884)
Foreign corporate securities	829,749	(36,355)	169,708	(10,309)	999,457	(46,664)
Total fixed maturity securities	$3,255,850	$(112,149)	$595,750	$(27,620)	$3,851,600	$(139,769)
Equity securities	123,684	(6,318)	15	-	123,699	(6,318)
Total	$3,379,534	$(118,467)	$595,765	$(27,620)	$3,975,299	$(146,087)

	Duration of Unrealized Loss at June 30, 2013 By Maturity
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Market Value	Depreciation	Market Value	Depreciation	Market Value	Depreciation
Fixed maturity securities
Due in one year or less	$45,998	$(955)	$37,316	$(4,093)	$83,314	$(5,048)
Due in one year through five years	1,116,155	(24,612)	198,219	(12,155)	1,314,374	(36,767)
Due in five years through ten years	911,332	(38,575)	98,517	(4,921)	1,009,849	(43,496)
Due after ten years	295,222	(20,474)	26,964	(2,109)	322,186	(22,583)
Asset-backed securities	7,447	(52)	1,150	(354)	8,597	(406)
Mortgage-backed securities	879,696	(27,481)	233,584	(3,988)	1,113,280	(31,469)
Total fixed maturity securities	$3,255,850	$(112,149)	$595,750	$(27,620)	$3,851,600	$(139,769)

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position at June 30, 2013 were $3,975,299 thousand and $146,087 thousand, respectively.  The market value of securities for the single issuer whose securities comprised the largest unrealized loss position at June 30, 2013, did not exceed 0.7% of the overall market value of the Company’s fixed maturity securities.  In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector.  The $112,149 thousand of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were generally comprised of domestic and foreign corporate securities, foreign government securities and agency residential mortgage-backed securities.  Of these unrealized losses, $99,293 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating organization. The $27,620 thousand of unrealized losses related to fixed maturity securities in an unrealized loss position for more than one year related primarily to domestic and foreign corporate securities as well as foreign government securities.  Of these unrealized losses, $23,590 thousand related to securities that were rated investment grade by at least one nationally recognized statistical rating organization.  The gross unrealized depreciation for mortgage-backed securities included $310 thousand related to sub-prime and alt-A loans.  In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations.  The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments.

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

The aggregate market value and gross unrealized losses related to investments in an unrealized loss position at December 31, 2012 were $1,298,275 thousand and $32,063 thousand, respectively.  The market value of securities for the single issuer whose securities comprised the largest unrealized loss position at December 31, 2012, did not exceed 0.3% of the overall market value of the Company’s fixed maturity securities.  In addition, as indicated on the above table, there was no significant concentration of unrealized losses in any one market sector.  The $9,512 thousand of unrealized losses related to fixed maturity securities that have been in an unrealized loss position for less than one year were generally comprised of domestic and foreign corporate securities, as well as agency residential mortgage-backed securities.  Of these unrealized losses, $7,982 thousand were related to securities that were rated investment grade by at least one nationally recognized statistical rating organization. The $22,550 thousand of unrealized losses related to fixed maturity securities in an unrealized loss position for more than one year related primarily to domestic and foreign corporate securities, foreign government securities and commercial mortgage-backed securities.  Of these unrealized losses, $19,150 thousand related to securities that were rated investment grade by at least one nationally recognized statistical rating organization.  The non-investment grade securities with unrealized losses were mainly comprised of corporate and commercial mortgage-backed securities.  The gross unrealized depreciation for mortgage-backed securities included $250 thousand related to sub-prime and alt-A loans.  In all instances, there were no projected cash flow shortfalls to recover the full book value of the investments and the related interest obligations.  The mortgage-backed securities still have excess credit coverage and are current on interest and principal payments.

The components of net investment income are presented in the table below for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2013	2012	2013	2012
Fixed maturities	$120,253	$120,602	$241,010	$244,946
Equity securities	12,795	16,228	22,536	33,504
Short-term investments and cash	176	358	480	527
Other invested assets
Limited partnerships	19,585	16,439	37,068	29,286
Other	1,935	(492)	4,256	1,026
Gross investment income before adjustments	154,744	153,135	305,350	309,289
Funds held interest income (expense)	1,847	3,268	6,276	6,381
Future policy benefit reserve income (expense)	(621)	(509)	(1,152)	(1,147)
Gross investment income	155,970	155,894	310,474	314,523
Investment expenses	(7,241)	(6,565)	(15,964)	(12,756)
Net investment income	$148,729	$149,329	$294,510	$301,767

(Some amounts may not reconcile due to rounding.)

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

The Company had contractual commitments to invest up to an additional $101,210 thousand in limited partnerships at June 30, 2013.  These commitments will be funded when called in accordance with the partnership agreements, which have investment periods that expire, unless extended, through 2016.

The components of net realized capital gains (losses) are presented in the table below for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2013	2012	2013	2012
Fixed maturity securities, market value:
Other-than-temporary impairments	$-	$(466)	$(191)	$(6,354)
Gains (losses) from sales	(304)	2,068	4,573	6,135
Fixed maturity securities, fair value:
Gains (losses) from sales	148	(180)	90	5,027
Gains (losses) from fair value adjustments	(1,665)	(1,707)	(1,581)	1,325
Equity securities, market value:
Gains (losses) from sales	2,418	6,308	2,651	6,820
Equity securities, fair value:
Gains (losses) from sales	16,033	(2,318)	24,052	20,099
Gains (losses) from fair value adjustments	17,275	(20,285)	131,032	49,088
Short-term investments gain (loss)	-	-	14	(1)
Total net realized capital gains (losses)	$33,905	$(16,580)	$160,640	$82,139

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

The proceeds and split between gross gains and losses, from sales of fixed maturity and equity securities, are presented in the table below for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2013	2012	2013	2012
Proceeds from sales of fixed maturity securities	$390,366	$205,102	$648,526	$482,461
Gross gains from sales	11,208	6,593	18,921	20,482
Gross losses from sales	(11,364)	(4,705)	(14,258)	(9,320)

Proceeds from sales of equity securities	$296,788	$88,499	$404,192	$352,398
Gross gains from sales	23,401	7,662	32,503	35,175
Gross losses from sales	(4,950)	(3,672)	(5,800)	(8,256)

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

The Company sold six equity index put option contracts, based on the Standard & Poor’s 500 (“S&P 500”) index, for total consideration, net of commissions, of $22,530 thousand.  At June 30, 2013, fair value for these equity index put option contracts was $44,757 thousand.  These equity index put option contracts each have a single exercise date, with maturities ranging from 12 to 30 years and strike prices ranging from $1,141.21 to $1,540.63.  No amounts will be payable under these equity index put option contracts if the S&P 500 index is at, or above, the strike prices on the exercise dates, which fall between June 2017 and March 2031.  If the S&P 500 index is lower than the strike price on the applicable exercise date, the amount due would vary proportionately with the percentage by which the index is below the strike price.  Based on historical index volatilities and trends and the June 30, 2013 S&P 500 index value, the Company estimates the probability that each equity index put option contract of the S&P 500 index falling below the strike price on the exercise date to be less than 37%.  The theoretical maximum payouts under these six equity index put option contracts would occur if on each of the exercise dates the S&P 500 index value were zero.  At June 30, 2013, the present value of these theoretical maximum payouts using a 3% discount factor was $401,748 thousand.  Conversely, if the contracts had all expired on June 30, 2013, with the S&P index at $1,606.28 there would be no settlement amount.

The Company sold one equity index put option contract based on the FTSE 100 index for total consideration, net of commissions, of $6,706 thousand.  At June 30, 2013, fair value for this equity index put option contract was $7,343 thousand.  This equity index put option contract has an exercise date of July 2020 and a strike price of ₤5,989.75.  No amount will be payable under this equity index put option contract if the FTSE 100 index is at, or above, the strike price on the exercise date.  If the FTSE 100 index is lower than the strike price on the exercise date, the amount due will vary proportionately with the percentage by which the index is below the strike price.  Based on historical index volatilities and trends and the June 30, 2013 FTSE 100 index value, the Company estimates the probability that the equity index put option contract of the FTSE 100 index will fall below the strike price on the exercise date to be less than 46%.  The theoretical maximum payout under the equity index put option contract would occur if on the exercise date the FTSE 100 index value was zero.  At June 30, 2013, the present value of the theoretical maximum payout using a 3% discount factor and current exchange rate was $41,901 thousand.  Conversely, if the contract had expired on June 30, 2013, with the FTSE index at ₤6,215.50 there would be no settlement amount.

The fair value of the equity index put options can be found in the Company’s consolidated balance sheets as follows:

(Dollars in thousands)
Derivatives not designated as	Location of fair value	At	At
hedging instruments	in balance sheets	June 30, 2013	December 31, 2012

Equity index put option contracts	Equity index put option liability	$52,101	$79,467
Total		$52,101	$79,467

The change in fair value of the equity index put option contracts can be found in the Company’s statement of operations and comprehensive income (loss) as follows:

(Dollars in thousands)		For the Three Months Ended		For the Six Months Ended
Derivatives not designated as	Location of gain (loss) in statements of	June 30,		June 30,
hedging instruments	operations and comprehensive income (loss)	2013	2012	2013	2012

Equity index put option contracts	Net derivative gain (loss)	$12,081	$(16,306)	$27,366	$(10,123)
Total		$12,081	$(16,306)	$27,366	$(10,123)

The Company’s equity index put option contracts contain provisions that require collateralization of the fair value, as calculated by the counterparty, above a specified threshold, which is based on the Company’s financial strength ratings (Moody’s Investors Service, Inc.) and/or debt ratings (Standard & Poor’s Ratings Services).  The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on June 30, 2013, was $52,101 thousand for which the Company had posted collateral with a market value of $43,143 thousand.  If on June 30, 2013, the Company’s ratings were such that the collateral threshold was zero, the Company’s collateral requirement would increase by $55,000 thousand.

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

In limited instances where prices are not provided by pricing services or in rare instances when a manager may not agree with the pricing service, price quotes on a non-binding basis are obtained from investment brokers.  The investment asset managers do not make any changes to prices received from either the pricing services or the investment brokers.  In addition, the investment asset managers have procedures in place to review the reasonableness of the prices from the service providers and may request verification of the prices.  In addition, the Company continually performs analytical reviews of price changes and tests the prices on a random basis to an independent pricing source.  No material variances were noted during these price validation procedures.  In limited situations, where financial markets are inactive or illiquid, the Company may use its own assumptions about future cash flows and risk-adjusted discount rates to determine fair value.  The Company made no such adjustments at June 30, 2013 and December 31, 2012.

The Company internally manages a small public equity portfolio which had a fair value at June 30, 2013 of $148,147 thousand and all prices were obtained from publically published sources.

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

As of June 30, 2013 and December 31, 2012, all Level 3 fixed maturity securities, were priced using single non-binding broker quotes since prices for these securities were not provided by normal pricing service companies.  The single broker quotes are provided by market makers or broker-dealers who are recognized as market participants in the markets in which they are providing the quotes.  The prices received from brokers are reviewed for reasonableness by the third party asset managers and the Company.

The Company sold seven equity index put option contracts which meet the definition of a derivative.  The Company’s position in these contracts is unhedged.  The Company records the change in fair value of equity index put option contracts in its consolidated statements of operations and comprehensive income (loss).

The fair value was calculated using an industry accepted option pricing model, Black-Scholes, which used the following assumptions:

	At June 30, 2013
		Contract
	Contracts	based on
	based on	FTSE 100
	S & P 500 Index	Index
Equity index	1,606.3	6,215.5
Interest rate	1.66% to 3.98%	2.74%
Time to maturity	3.9 to 17.8 yrs	7.1
Volatility	21.3% to 25.3%	24.2%

The following table presents the fair value measurement levels for all assets and liabilities, which the Company has recorded at fair value (fair and market value) as of the periods indicated:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	June 30, 2013	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturities, market value
U.S. Treasury securities and obligations of
U.S. government agencies and corporations	$293,066	$-	$293,066	$-
Obligations of U.S. States and political subdivisions	1,096,049	-	1,096,049	-
Corporate securities	3,913,320	-	3,913,320	-
Asset-backed securities	144,466	-	138,449	6,017
Mortgage-backed securities
Commercial	308,121	-	308,121	-
Agency residential	2,396,903	-	2,396,903	-
Non-agency residential	5,904	-	5,124	780
Foreign government securities	1,849,900	-	1,847,286	2,614
Foreign corporate securities	2,872,226	-	2,860,650	11,576
Total fixed maturities, market value	12,879,955	-	12,858,968	20,987

Fixed maturities, fair value	18,129	-	18,129	-
Equity securities, market value	140,197	123,699	16,498	-
Equity securities, fair value	1,295,816	1,172,913	122,903	-

Liabilities:
Equity index put option contracts	$52,101	$-	$-	$52,101

There were no transfers between Level 1 and Level 2 for the six months ended June 30, 2013.

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

The following tables present the activity under Level 3, fair value measurements using significant unobservable inputs by asset type, for the periods indicated:

	Three Months Ended June 30, 2013						Six Months Ended June 30, 2013
	Asset-backed	Foreign	Foreign	Non-agency	Agency		Asset-backed	Foreign	Foreign	Non-agency	Agency
(Dollars in thousands)	Securities	Corporate	Government	RMBS	RMBS	Total	Securities	Corporate	Government	RMBS	RMBS	Total
Beginning balance	$4,686	$2,279	$-	$407	$-	$7,372	$4,849	$11,913	$-	$426	$34,842	$52,030
Total gains or (losses) (realized/unrealized)
Included in earnings	115	(735)	(112)	34	-	(698)	16	(735)	(112)	91	-	(740)
Included in other comprehensive income (loss)	(171)	(520)	(179)	(34)	-	(904)	(361)	(643)	(179)	(27)	-	(1,210)
Purchases, issuances and settlements	(146)	3,872	516	(133)	-	4,109	(20)	4,615	516	(216)	-	4,895
Transfers in and/or (out) of Level 3	1,533	6,680	2,389	506	-	11,108	1,533	(3,574)	2,389	506	(34,842)	(33,988)
Ending balance	$6,017	$11,576	$2,614	$780	$-	$20,987	$6,017	$11,576	$2,614	$780	$-	$20,987

The amount of total gains or losses for the period included
in earnings (or changes in net assets) attributable to the
change in unrealized gains or losses relating to assets
still held at the reporting date	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

	Three Months Ended June 30, 2012				Six Months Ended June 30, 2012
	Asset-backed	Foreign	Non-agency		Asset-backed	Foreign	Non-agency
(Dollars in thousands)	Securities	Corporate	RMBS	Total	Securities	Corporate	RMBS	Total
Beginning balance	$14,680	$5,650	$469	$20,799	$16,937	$3,044	$486	$20,467
Total gains or (losses) (realized/unrealized)
Included in earnings	(1)	(16)	-	(17)	55	(20)	36	71
Included in other comprehensive income (loss)	(7)	(23)	-	(30)	359	126	(2)	483
Purchases, issuances and settlements	1,788	4,755	(1)	6,542	5,461	7,216	(52)	12,625
Transfers in and/or (out) of Level 3	(6,478)	(2,462)	(463)	(9,403)	(12,830)	(2,462)	(463)	(15,755)
Ending balance	$9,982	$7,904	$5	$17,891	$9,982	$7,904	$5	$17,891

The amount of total gains or losses for the period included
in earnings (or changes in net assets) attributable to the
change in unrealized gains or losses relating to assets
still held at the reporting date	$-	$-	$-	$-	$-	$-	$-	$-

(Some amounts may not reconcile due to rounding.)

The following table presents the activity under Level 3, fair value measurements using significant unobservable inputs for equity index put option contracts, for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2013	2012	2013	2012
Liabilities:
Balance, beginning of period	$64,181	$63,546	$79,467	$69,729
Total (gains) or losses (realized/unrealized)
Included in earnings	(12,081)	16,306	(27,366)	10,123
Included in other comprehensive income (loss)	-	-	-	-
Purchases, issuances and settlements	-	-	-	-
Transfers in and/or (out) of Level 3	-	-	-	-
Balance, end of period	$52,101	$79,851	$52,101	$79,851

The amount of total gains or losses for the period included in earnings
(or changes in net assets) attributable to the change in unrealized
gains or losses relating to liabilities still held at the reporting date	$-	$-	$-	$-

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

Net income (loss) per common share has been computed as per below, based upon weighted average common basic and dilutive shares outstanding.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share amounts)	2013	2012	2013	2012
Net income (loss) per share:
Numerator
Net income (loss)	$275,642	$214,551	$659,985	$519,255
Less: dividends declared-common shares and nonvested common shares	(23,315)	(25,129)	(47,546)	(50,770)
Undistributed earnings	252,327	189,422	612,439	468,485
Percentage allocated to common shareholders (1)	99.1%	99.0%	99.1%	99.1%
	249,979	187,610	607,138	464,367
Add: dividends declared-common shareholders	23,107	24,893	47,126	50,297
Numerator for basic and diluted earnings per common share	$273,086	$212,503	$654,264	$514,664

Denominator
Denominator for basic earnings per weighted-average common shares	48,762	51,855	49,588	52,451
Effect of dilutive securities:
Options	385	171	399	145
Denominator for diluted earnings per adjusted weighted-average common shares	49,147	52,026	49,987	52,596

Per common share net income (loss)
Basic	$5.60	$4.10	$13.19	$9.81
Diluted	$5.56	$4.08	$13.09	$9.79

(1) Basic weighted-average common shares outstanding	48,762	51,855	49,588	52,451
Basic weighted-average common shares outstanding and nonvested common shares expected to vest	49,220	52,355	50,021	52,916
Percentage allocated to common shareholders	99.1%	99.0%	99.1%	99.1%

(Some amounts may not reconcile due to rounding.)

The table below presents the options to purchase common shares that were outstanding, but were not included in the computation of earnings per diluted share as they were anti-dilutive, for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Anti-dilutive options	-	957,400	454	1,707,150

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

(Dollars in thousands)	At June 30, 2013	At December 31, 2012
	$144,841	$144,628

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

(Dollars in thousands)	At June 30, 2013	At December 31, 2012
	$29,474	$29,132

9.  OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the components of comprehensive income (loss) in the consolidated statements of operations for the periods indicated:

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Unrealized appreciation (depreciation) ("URA(D)") on securities - temporary	$(321,618)	$50,116	$(271,502)	$(366,663)	$48,553	$(318,110)
URA(D) on securities - OTTI	(1,144)	106	(1,038)	(1,372)	140	(1,232)
Reclassification of net realized losses (gains) included in net income (loss)	(2,114)	286	(1,828)	(7,033)	1,114	(5,919)
Foreign currency translation adjustments	13,950	(199)	13,751	(11,206)	3,891	(7,315)
Benefit plan liability adjustments	-	-	-	-	-	-
Reclassification of benefit plan liability amortization included in net income (loss)	2,070	(725)	1,345	4,140	(1,449)	2,691
Total other comprehensive income (loss)	$(308,856)	$49,584	$(259,272)	$(382,134)	$52,249	$(329,885)

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
URA(D) on securities - temporary	$5,233	$(401)	$4,832	$88,161	$(4,111)	$84,050
URA(D) on securities - OTTI	559	17	576	1,461	24	1,485
Reclassification of net realized losses (gains) included in net income (loss)	(7,910)	454	(7,456)	(6,601)	(613)	(7,214)
Foreign currency translation adjustments	(29,229)	4,232	(24,997)	(10,507)	1,380	(9,127)
Benefit plan liability adjustments	-	-	-	-	-	-
Reclassification of benefit plan liability amortization included in net income (loss)	1,513	(530)	983	3,026	(1,059)	1,967
Total other comprehensive income (loss)	$(29,834)	$3,772	$(26,062)	$75,540	$(4,379)	$71,161

The following table presents details of the amounts reclassified from accumulated other comprehensive income (“AOCI”) for the periods indicated:

	Three months ended	Six months ended	Affected line item within the statements of
AOCI component	June 30, 2013	June 30, 2013	operations and comprehensive income (loss)
(Dollars in thousands)
URA(D) on securities	$(2,114)	$(7,033)	Other net realized capital gains (losses)
	286	1,114	Income tax expense (benefit)
	$(1,828)	$(5,919)	Net income (loss)

Benefit plan liability	$2,070	$4,140	Other underwriting expenses
	(725)	(1,449)	Income tax expense (benefit)
	$1,345	$2,691	Net income (loss)

The following table presents the components of accumulated other comprehensive income (loss), net of tax, in the consolidated balance sheets for the periods indicated:

	At June 30,	At December 31,
(Dollars in thousands)	2013	2012
Beginning balance of URA (D) on securities	$603,928	$449,579
Current period change in URA (D) of investments - temporary	(324,029)	152,086
Current period change in URA (D) of investments - non-credit OTTI	(1,232)	2,263
Ending balance of URA (D) on securities	278,667	603,928

Beginning balance of foreign currency translation adjustments	(4,368)	(27,066)
Current period change in foreign currency translation adjustments	(7,315)	22,698
Ending balance of foreign currency translation adjustments	(11,683)	(4,368)

Beginning balance of benefit plans	(62,511)	(55,535)
Current period change in benefit plans	2,691	(6,976)
Ending balance of benefit plans	(59,820)	(62,511)

Ending balance of accumulated other comprehensive income (loss)	$207,164	$537,049

(Some amounts may not reconcile due to rounding.)

10.  CREDIT FACILITIES

The Company has three credit facilities for a total commitment of up to $1,250,000 thousand, providing for the issuance of letters of credit and/or unsecured revolving credit lines. The following table presents the costs incurred in connection with the three credit facilities for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2013	2012	2013	2012
Credit facility fees incurred	$280	$699	$477	$1,348

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

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth.  Minimum net worth is an amount equal to the sum of $4,249,963 thousand plus 25% of consolidated net income for each of Group’s fiscal quarters, for which statements are available ending on or after January 1, 2012 and for which consolidated net income is positive, plus 25% of any increase in consolidated net worth during such period attributable to the issuance of ordinary and preferred shares, which at June 30, 2013, was $4,649,745 thousand.  As of June 30, 2013, the Company was in compliance with all Group Credit Facility covenants.

The following table summarizes the outstanding letters of credit and/or borrowings for the periods indicated:

(Dollars in thousands)		At June 30, 2013			At December 31, 2012
Bank		Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Wells Fargo Bank Group Credit Facility	Tranche One	$200,000	$-		$200,000	$-
	Tranche Two	600,000	497,636	12/31/2013	600,000	463,155	12/31/2013
Total Wells Fargo Bank Group Credit Facility		$800,000	$497,636		$800,000	$463,155

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

The Holdings Credit Facility requires Holdings to maintain a debt to capital ratio of not greater than 0.35 to 1 and Everest Re to maintain its statutory surplus at $1,875,000 thousand plus 25% of future aggregate net income and 25% of future aggregate capital contributions after December 31, 2010, which at June 30, 2013, was $2,071,087 thousand.  As of June 30, 2013, Holdings was in compliance with all Holdings Credit Facility covenants.

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

The following table summarizes outstanding letters of credit and/or borrowings for the periods indicated:

(Dollars in thousands)	At June 30, 2013				At December 31, 2012
Bank	Commitment	In Use	Date of Loan	Maturity/Expiry Date	Commitment	In Use	Date of Loan	Maturity/Expiry Date
Citibank Holdings Credit Facility	$150,000	$40,000	5/22/2013	7/24/2013	$150,000	$-
Total revolving credit borrowings		40,000				-
Total letters of credit		1,551		12/31/2013		1,551		12/31/2013

Total Citibank Holdings Credit Facility	$150,000	$41,551			$150,000	$1,551

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

The following table summarizes the outstanding letters of credit for the periods indicated:

(Dollars in thousands)	At June 30, 2013			At December 31, 2012
Bank	Commitment	In Use	Date of Expiry	Commitment	In Use	Date of Expiry
Citibank Bilateral Letter of Credit Agreement	$300,000	$3,672	11/24/2013	$300,000	$3,672	11/24/2013
		74,179	12/31/2013		75,472	12/31/2013
		1,018	8/15/2014		1,104	8/15/2014
		128	8/30/2014		139	8/30/2014
		20,240	12/31/2014		20,838	12/31/2014
		135,942	9/30/2017		145,215	3/31/2017
Total Citibank Bilateral Agreement	$300,000	$235,179		$300,000	$246,440

11  TRUST AGREEMENTS

Certain subsidiaries of Group have established trust agreements, which effectively use the Company’s investments as collateral, as security for assumed losses payable to certain non-affiliated ceding companies.  At June 30, 2013, the total amount on deposit in trust accounts was $257,948 thousand.

12.  SENIOR NOTES

The table below displays Holdings’ outstanding senior notes.  Market value is based on quoted market prices, but due to limited trading activity, these senior notes are considered Level 2 in the fair value hierarchy.

				June 30, 2013		December 31, 2012
				Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Date Due	Principal Amounts	Sheet Amount	Market Value	Sheet Amount	Market Value
5.40% Senior notes	10/12/2004	10/15/2014	$250,000	$249,932	$260,000	$249,907	$266,390

Interest expense incurred in connection with these senior notes is as follows for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2013	2012	2013	2012
Interest expense incurred	$3,388	$3,387	$6,775	$6,774

13.  LONG TERM SUBORDINATED NOTES

The table below displays Holdings’ outstanding fixed to floating rate long term subordinated notes.  Market value is based on quoted market prices, but due to limited trading activity, these subordinated notes are considered Level 2 in the fair value hierarchy.

			Maturity Date		June 30, 2013		December 31, 2012
		Original			Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Principal Amount	Scheduled	Final	Sheet Amount	Market Value	Sheet Amount	Market Value
6.6% Long term subordinated notes	04/26/2007	$400,000	05/15/2037	05/01/2067	$238,359	$244,553	$238,357	$242,138

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

Interest expense incurred in connection with these long term subordinated notes is as follows for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2013	2012	2013	2012
Interest expense incurred	$3,937	$3,937	$7,874	$7,874

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

				June 30, 2013		December 31, 2012
				Consolidated Balance		Consolidated Balance
(Dollars in thousands)	Date Issued	Date Due	Amount Issued	Sheet Amount	Fair Value	Sheet Amount	Fair Value
6.20% Junior subordinated debt securities	03/29/2004	03/29/2034	$329,897	$-	$-	$329,897	$333,225

In accordance with the provisions of the junior subordinated debt securities, Holdings elected to redeem the $329,897 thousand of 6.2% junior subordinated debt securities outstanding on May 24, 2013.  As a result of the early redemption, the Company incurred pre-tax expense of $7,282 thousand related to the immediate amortization of the remaining capitalized issuance costs on the trust preferred securities.

Interest expense incurred in connection with these junior subordinated debt securities is as follows for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2013	2012	2013	2012
Interest expense incurred	$3,068	$5,114	$8,181	$10,227

Holdings considered the mechanisms and obligations relating to the trust preferred securities, taken together, constituted a full and unconditional guarantee by Holdings of Capital Trust II’s payment obligations with respect to their trust preferred securities.

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

Underwriting results include earned premium less losses and loss adjustment expenses (“LAE”) incurred, commission and brokerage expenses and other underwriting expenses.  We measure our underwriting results using ratios, in particular loss, commission and brokerage and other underwriting expense ratios, which, respectively, divide incurred losses, commissions and brokerage and other underwriting expenses by premiums earned.  We utilize inter-affiliate reinsurance, although business is generally reported within the segment in which the business was first produced, consistent with how the business is managed.

The Company does not maintain separate balance sheet data for its operating segments.  Accordingly, the Company does not review and evaluate the financial results of its operating segments based upon balance sheet data.

The following tables present the underwriting results for the operating segments for the periods indicated:

	Three Months Ended		Six Months Ended
U.S. Reinsurance	June 30,		June 30,
(Dollars in thousands)	2013	2012	2013	2012
Gross written premiums	$418,367	$135,468	$853,158	$504,950
Net written premiums	418,039	135,321	852,678	503,552

Premiums earned	$391,364	$321,382	$783,980	$679,343
Incurred losses and LAE	237,588	196,174	435,746	418,154
Commission and brokerage	85,727	109,927	173,053	201,482
Other underwriting expenses	9,994	10,022	20,528	20,774
Underwriting gain (loss)	$58,055	$5,259	$154,653	$38,933

	Three Months Ended		Six Months Ended
International	June 30,		June 30,
(Dollars in thousands)	2013	2012	2013	2012
Gross written premiums	$348,102	$344,241	$645,662	$621,535
Net written premiums	348,069	344,232	642,051	621,525

Premiums earned	$326,070	$334,407	$638,048	$630,524
Incurred losses and LAE	184,329	160,249	345,528	308,421
Commission and brokerage	77,065	81,776	148,509	152,967
Other underwriting expenses	7,667	6,543	15,597	13,283
Underwriting gain (loss)	$57,009	$85,839	$128,414	$155,853

	Three Months Ended		Six Months Ended
Bermuda	June 30,		June 30,
(Dollars in thousands)	2013	2012	2013	2012
Gross written premiums	$177,345	$174,051	$373,103	$362,003
Net written premiums	169,689	174,060	365,512	361,333

Premiums earned	$184,817	$169,843	$370,150	$333,744
Incurred losses and LAE	111,620	101,703	203,616	206,893
Commission and brokerage	45,064	45,326	88,715	88,610
Other underwriting expenses	8,767	6,868	16,526	14,375
Underwriting gain (loss)	$19,366	$15,946	$61,293	$23,866

	Three Months Ended		Six Months Ended
Insurance	June 30,		June 30,
(Dollars in thousands)	2013	2012	2013	2012
Gross written premiums	$316,388	$255,258	$569,069	$466,996
Net written premiums	276,829	203,068	502,078	385,133

Premiums earned	$249,282	$212,168	$448,114	$392,167
Incurred losses and LAE	178,053	149,744	319,344	276,868
Commission and brokerage	34,211	28,760	64,836	60,233
Other underwriting expenses	28,473	26,242	55,196	49,738
Underwriting gain (loss)	$8,545	$7,422	$8,738	$5,328

The following table reconciles the underwriting results for the operating segments to income before taxes as reported in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2013	2012	2013	2012
Underwriting gain (loss)	$142,975	$114,466	$353,098	$223,980
Net investment income	148,729	149,329	294,510	301,767
Net realized capital gains (losses)	33,905	(16,580)	160,640	82,139
Net derivative gain (loss)	12,081	(16,306)	27,366	(10,123)
Corporate expenses	(6,168)	(6,075)	(11,885)	(10,736)
Interest, fee and bond issue cost amortization expense	(17,362)	(13,244)	(30,843)	(26,422)
Other income (expense)	8,295	27,812	(592)	21,618
Income (loss) before taxes	$322,455	$239,402	$792,294	$582,223

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2013	2012	2013	2012
United Kingdom	$119,156	$104,708	$267,143	$219,152

No other country represented more than 5% of the Company’s revenues.

16.  SHARE-BASED COMPENSATION PLANS

For the three months ended June 30, 2013, share-based compensation awards granted were 200 restricted shares, granted on May 15, 2013, with a fair value of $135.805 per share.

17.  RETIREMENT BENEFITS

The Company maintains both qualified and non-qualified defined benefit pension plans and a retiree health plan for its U.S. employees employed prior to April 1, 2010.

Net periodic benefit cost for U.S. employees included the following components for the periods indicated:

Pension Benefits	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2013	2012	2013	2012
Service cost	$2,728	$2,342	$5,457	$4,684
Interest cost	2,074	1,979	4,148	3,958
Expected return on plan assets	(2,121)	(2,109)	(4,243)	(4,218)
Amortization of prior service cost	12	13	25	26
Amortization of net (income) loss	1,904	1,427	3,808	2,853
Net periodic benefit cost	$4,597	$3,652	$9,195	$7,303

Other Benefits	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2013	2012	2013	2012
Service cost	$499	$370	$998	$740
Interest cost	277	258	554	516
Amortization of net (income) loss	154	74	308	148
Net periodic benefit cost	$930	$702	$1,860	$1,404

The Company did not make any contributions to the qualified pension benefit plan for the three and six months ended June 30, 2013 and 2012.

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

Worldwide insurance and reinsurance market conditions continued to be very competitive, particularly in the casualty lines of business.  Generally, there was ample insurance and reinsurance capacity relative to demand.  Competition and its effect on rates, terms and conditions vary widely by market and coverage yet continued to be most prevalent in the U.S. casualty insurance and reinsurance markets and additional capacity from the capital markets is impacting worldwide catastrophe rates.

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

	Three Months Ended		Percentage	Six Months Ended		Percentage
	June 30,		Increase/	June 30,		Increase/
(Dollars in millions)	2013	2012	(Decrease)	2013	2012	(Decrease)
Gross written premiums	$1,260.2	$909.0	38.6%	$2,441.0	$1,955.5	24.8%
Net written premiums	1,212.6	856.7	41.5%	2,362.3	1,871.5	26.2%

REVENUES:
Premiums earned	$1,151.5	$1,037.8	11.0%	$2,240.3	$2,035.8	10.0%
Net investment income	148.7	149.3	-0.4%	294.5	301.8	-2.4%
Net realized capital gains (losses)	33.9	(16.6)	NM	160.6	82.1	95.6%
Net derivative gain (loss)	12.1	(16.3)	-174.1%	27.4	(10.1)	NM
Other income (expense)	8.3	27.8	-70.2%	(0.6)	21.6	-102.7%
Total revenues	1,354.5	1,182.1	14.6%	2,722.2	2,431.2	12.0%

CLAIMS AND EXPENSES:
Incurred losses and loss adjustment expenses	711.6	607.9	17.1%	1,304.2	1,210.3	7.8%
Commission, brokerage, taxes and fees	242.1	265.8	-8.9%	475.1	503.3	-5.6%
Other underwriting expenses	54.9	49.7	10.5%	107.8	98.2	9.9%
Corporate expenses	6.2	6.1	1.5%	11.9	10.7	10.7%
Interest, fees and bond issue cost amortization expense	17.4	13.2	31.1%	30.8	26.4	16.7%
Total claims and expenses	1,032.1	942.7	9.5%	1,929.9	1,849.0	4.4%

INCOME (LOSS) BEFORE TAXES	322.5	239.4	34.7%	792.3	582.2	36.1%
Income tax expense (benefit)	46.8	24.9	88.4%	132.3	63.0	110.1%
NET INCOME (LOSS)	$275.6	$214.6	28.5%	$660.0	$519.3	27.1%

			Point			Point
RATIOS:			Change			Change
Loss ratio	61.8%	58.6%	3.2	58.2%	59.5%	(1.3)
Commission and brokerage ratio	21.0%	25.6%	(4.6)	21.2%	24.7%	(3.5)
Other underwriting expense ratio	4.8%	4.8%	-	4.8%	4.8%	-
Combined ratio	87.6%	89.0%	(1.4)	84.2%	89.0%	(4.8)

				At	At	Percentage
				June 30,	December 31,	Increase/
(Dollars in millions, except per share amounts)				2013	2012	(Decrease)
Balance sheet data:
Total investments and cash				$16,027.9	$16,576.2	-3.3%
Total assets				19,559.0	19,777.9	-1.1%
Loss and loss adjustment expense reserves				9,843.5	10,069.1	-2.2%
Total debt				528.3	818.2	-35.4%
Total liabilities				12,936.2	13,044.4	-0.8%
Shareholders' equity				6,622.8	6,733.5	-1.6%
Book value per share				136.31	130.96	4.1%

(NM, not meaningful.)
(Some amounts may not reconcile due to rounding.)

Revenues.  Gross written premiums increased by 38.6% to $1,260.2 million for the three months ended June 30, 2013, compared to $909.0 million for the three months ended June 30, 2012, reflecting a $290.1 million, or 44.4%, increase in our reinsurance business and a $61.1 million increase in our insurance business. The increase in reinsurance premiums was mainly due to the impact of a Florida quota share reinsurance contract as well as new business, increased participations on existing business and higher original rates on subject business.  Excluding the large Florida quota share reinsurance contract, gross written premiums increased 10.8% and reinsurance premiums increased 6.8%, quarter over quarter.  The increase in insurance premiums was primarily due to the growth in California workers’ compensation, crop and non-standard auto business.  Gross written premiums increased by 24.8% to $2,441.0 million for the six months ended June 30, 2013, compared to $1,955.5 million for the six months ended June 30, 2012, reflecting a $383.4 million, or 25.8%, increase in our reinsurance business and a $102.1 million increase in our insurance business. The increase in reinsurance premiums was mainly due to the impact of a Florida quota share reinsurance contract as well as new business, increased participations on existing business, and higher original rates on subject business.  Excluding the large Florida quota share reinsurance contract, gross written premiums increased 11.8% and reinsurance premiums increased 9.0%, compared to the prior year six-month period.  The increase in insurance premiums was primarily due to the growth in California workers’ compensation, crop and non-standard auto business.

Net written premiums increased 41.5% to $1,212.6 million for the three months ended June 30, 2013 compared to $856.7 million for the three months ended June 30, 2012, and increased 26.2% to $2,362.3 million for the six months ended June 30, 2013 compared to $1,871.5 million for the six months ended June 30, 2012, which is consistent with the increase in gross written premiums.  Premiums earned increased by 11.0% to $1,151.5 million for the three months ended June 30, 2013, compared to $1,037.8 million for the three months ended June 30, 2012, and increased by 10.0% to $2,240.3 million for the six months ended June 30, 2013, compared to $2,035.8 million for the six months ended June 30, 2012.  Unlike written premiums, premiums earned were not impacted by the Florida quota share reinsurance contract.  The change in premiums earned was comparable to net written premiums, excluding the impact of the Florida quota share reinsurance contract.

Net Investment Income.  Net investment income decreased by 0.4% to $148.7 million for the three months ended June 30, 2013 compared with net investment income of $149.3 million for the three months ended June 30, 2012.  Net investment income decreased by 2.4% to $294.5 million for the six months ended June 30, 2013 compared with net investment income of $301.8 million for the six months ended June 30, 2012.  Net pre-tax investment income, as a percentage of average invested assets, was 3.8% for the three and six months ended June 30, 2013 compared to 3.9% and 4.0% for the three and six months ended June 30, 2012, respectively.  The decline in income and yield was primarily the result of lower reinvestment rates for the fixed income portfolios, partially offset by an increase in our limited partnership income.

Net Realized Capital Gains (Losses).  Net realized capital gains were $33.9 million and net realized capital losses were $16.6 million for the three months ended June 30, 2013 and 2012, respectively.  The $33.9 million was comprised of $18.3 million of net realized capital gains from sales on our fixed maturity and equity securities and $15.6 million of gains from fair value re-measurements.  The net realized capital losses of $16.6 million for the three months ended June 30, 2012 were the result of $22.0 million of losses from fair value re-measurements and $0.5 million of other-than-temporary impairments, partially offset by $5.9 million of net realized capital gains from sales on our fixed maturity and equity securities.

Net realized capital gains were $160.6 million and $82.1 million for the six months ended June 30, 2013 and 2012, respectively.  The $160.6 million was comprised of $129.5 million of gains from fair value re-measurements and $31.4 million of net realized capital gains from sales on our fixed maturity and equity securities, which were partially offset by $0.2 million of other-than-temporary impairments.  The net realized capital gains of $82.1 million for the six months ended June 30, 2012 were the result of $50.4 million of gains from fair value re-measurements and $38.1 million of net realized capital gains from sales on our fixed maturity and equity securities, partially offset by $6.4 million of other-than-temporary impairments.

Net Derivative Gain (Loss).  In 2005 and prior, we sold seven equity index put option contracts, which remain outstanding.  These contracts meet the definition of a derivative in accordance with FASB guidance and as such, are fair valued each quarter with the change recorded as net derivative gain or loss in the consolidated statements of operations and comprehensive income (loss).  As a result of these adjustments in value, we recognized net derivative gains of $12.1 million and $27.4 million for the three and six months ended June 30, 2013, respectively, and net derivative losses of $16.3 million and $10.1 million for the three and six months ended June 30, 2012, respectively.  The change in the fair value of these equity index put option contracts is indicative of the change in the equity markets and interest rates over the same periods.

Other Income (Expense).  We recorded other income of $8.3 million and $27.8 million for the three months ended June 30, 2013 and 2012, respectively.  We recorded other expense of $0.6 million and other income of $21.6 million for the six months ended June 30, 2013 and 2012, respectively.  The changes were primarily the result of fluctuations in foreign currency exchange rates for the corresponding periods.

Claims and Expenses.
Incurred Losses and Loss Adjustment Expenses.  The following table presents our incurred losses and loss adjustment expenses (“LAE”) for the periods indicated.

	Three Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2013
Attritional (a)	$622.6	54.1%		$(1.0)	-0.1%		$621.6	54.0%
Catastrophes	90.0	7.8%		-	0.0%		90.0	7.8%
A&E	-	0.0%		-	0.0%		-	0.0%
Total	$712.6	61.9%		$(1.0)	-0.1%		$711.6	61.8%

2012
Attritional (a)	$578.0	55.7%		$(0.1)	0.0%		$577.9	55.7%
Catastrophes	30.0	2.9%		-	0.0%		30.0	2.9%
A&E	-	0.0%		-	0.0%		-	0.0%
Total	$608.0	58.6%		$(0.1)	0.0%		$607.9	58.6%

Variance 2013/2012
Attritional (a)	$44.6	(1.6)	pts	$(0.9)	(0.1)	pts	$43.7	(1.7)	pts
Catastrophes	60.0	4.9	pts	-	-	pts	60.0	4.9	pts
A&E	-	-	pts	-	-	pts	-	-	pts
Total	$104.6	3.3	pts	$(0.9)	(0.1)	pts	$103.7	3.2	pts

	Six Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2013
Attritional (a)	$1,215.2	54.2%		$(1.0)	0.0%		$1,214.2	54.2%
Catastrophes	90.0	4.0%		-	0.0%		90.0	4.0%
A&E	-	0.0%		-	0.0%		-	0.0%
Total	$1,305.2	58.2%		$(1.0)	0.0%		$1,304.2	58.2%

2012
Attritional (a)	$1,150.6	56.6%		$(0.4)	0.0%		$1,150.2	56.6%
Catastrophes	60.0	2.9%		-	0.0%		60.0	2.9%
A&E	-	0.0%		0.1	0.0%		0.1	0.0%
Total	$1,210.6	59.5%		$(0.3)	0.0%		$1,210.3	59.5%

Variance 2013/2012
Attritional (a)	$64.6	(2.4)	pts	$(0.6)	-	pts	$64.0	(2.4)	pts
Catastrophes	30.0	1.1	pts	-	-	pts	30.0	1.1	pts
A&E	-	-	pts	(0.1)	-	pts	(0.1)	-	pts
Total	$94.6	(1.3)	pts	$(0.7)	-	pts	$93.9	(1.3)	pts

(a) Attritional losses exclude catastrophe and Asbestos and Environmental ("A&E") losses.
(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 17.1% to $711.6 million for the three months ended June 30, 2013 compared to $607.9 million for the three months ended June 30, 2012, representing 3.2 loss ratio points, primarily due to increases in current year catastrophe losses and current year attritional losses.  Current year catastrophe losses for the three months ended June 30, 2013 were $90.0 million, or 7.8 points, due to U.S. storms ($50.0 million), Canadian floods ($20.0 million) and European floods ($20.0 million).  The $30.0 million of current year catastrophe losses for the three months ended June 30, 2012 represented 2.9 points and related to U.S. tornadoes.  Current year attritional losses increased due to higher premiums earned.  Despite the increase in current year attritional losses, the current year attritional loss ratio decreased by 1.6 points, due to a shift in the mix of business towards excess of loss business, which generally results in lower loss ratios.

Incurred losses and LAE increased by 7.8% to $1,304.2 million for the six months ended June 30, 2013 compared to $1,210.3 million for the six months ended June 30, 2012, primarily due to increases in current year catastrophe losses and current year attritional losses. Current year catastrophe losses for the six months ended June 30, 2013 were $90.0 million, or 4.0 points, due to U.S. storms ($50.0 million), Canadian floods ($20.0 million) and European floods ($20.0 million).  The $60.0 million of current year catastrophe losses for the six months ended June 30, 2012 represented 2.9 points and related primarily to U.S. storm losses.  Current year attritional losses increased due to higher premiums earned.  Despite the increase in current year attritional losses, the current year attritional loss ratio decreased by 2.4 points due to the shift in the mix of business towards excess of loss business, which generally results in lower loss ratios.

Commission, Brokerage, Taxes and Fees.  Commission, brokerage, taxes and fees decreased by 8.9% to $242.1 million for the three months ended June 30, 2013 compared to $265.8 million for the three months ended June 30 2012.  Commission, brokerage, taxes and fees decreased by 5.6% to $475.1 million for the six months ended June 30, 2013 compared to $503.3 million for the six months ended June 30 2012.  The decreases were due primarily to the one-time impact of the termination of the Florida quota share reinsurance contract in the second quarter of 2012 as well as an increase in excess of loss business in 2013 which carries a lower commission than pro rata business.

Other Underwriting Expenses.  Other underwriting expenses were $54.9 million and $49.7 million for the three months ended June 30, 2013 and 2012, respectively.  Other underwriting expenses were $107.8 million and $98.2 million for the six months ended June 30, 2013 and 2012, respectively.  The increases in other underwriting expenses were mainly due to higher compensation expenses.

Corporate Expenses.  Corporate expenses, which are general operating expenses that are not allocated to segments, were $6.2 million and $6.1 million for the three months ended June 30, 2013 and 2012, respectively, and $11.9 million and $10.7 million for the six months ended June 30, 2013 and 2012, respectively.  The increases in corporate expenses were mainly due to higher compensation expense.

Interest, Fees and Bond Issue Cost Amortization Expense.  Interest, fees and other bond amortization expense was $17.4 million and $13.2 million for the three months ended June 30, 2013 and 2012, respectively.  Interest, fees and other bond amortization expense was $30.8 million and $26.4 million for the six months ended June 30, 2013 and 2012, respectively.  The increases were primarily due to $7.3 million of amortization expense on remaining capitalized issuance costs, related to the redemption of $329.9 million of trust preferred securities in May 2013.

Income Tax Expense (Benefit).  We had income tax expenses of $46.8 million and $24.9 million for the three months ended June 30, 2013 and 2012, respectively, and an income tax expense of $132.3 million and $63.0 million for the six months ended June 30, 2013 and 2012, respectively.  Our income tax is primarily a function of the statutory tax rates and corresponding pre-tax income in the jurisdictions where we operate, coupled with the impact from tax-preferenced investment income.  Variations in our effective tax rate generally result from changes in the relative levels of pre-tax income among jurisdictions with different tax rates.  The increases in tax expense were mainly due to the increases in taxable income resulting from higher underwriting income and net realized capital gains in 2013.  The income tax expense for the three and six months ended June 30, 2012, also reflect tax benefits of $9.3 million and $21.7 million, respectively, realized due to corrections of understatements in the deferred tax asset account.

Net Income (Loss).
Our net income was $275.6 million and $214.6 million for the three months ended June 30, 2013 and 2012, respectively.  Our net income was $660.0 million and $519.3 million for the six months ended June 30, 2013 and 2012, respectively.  The increases were primarily driven by the financial component fluctuations explained above.

Ratios.
Our combined ratio decreased by 1.4 points to 87.6% for the three months ended June 30, 2013 compared to 89.0% for the three months ended June 30, 2012 and decreased by 4.8 points to 84.2% for the six months ended June 30, 2013 compared to 89.0% for the six months ended June 30, 2012.  The loss ratio component increased 3.2 points for the three months ended June 30, 2013, over the same period last year primarily due to the $60.0 million increase in current year catastrophe losses, which added 4.9 points to the loss ratio.  The loss ratio decreased 1.3 points for the six months ended June 30, 2013, over the same period last year primarily due to a lower attritional loss ratio with the shift towards excess of loss business.  The commission and brokerage ratio components decreased 4.6 points and 3.5 points for the three and six months ended June 30, 2013, respectively, due to an increase in excess of loss business which carries a lower commission than pro rata business and the one-time impact of the termination of the Florida quota share reinsurance contract in the second quarter of 2012.  The other underwriting expense ratio components remained flat from the same periods last year.

Shareholders’ Equity.
Shareholders’ equity decreased by $110.7 million to $6,622.8 million at June 30, 2013 from $6,733.5 million at December 31, 2012, principally as a result of repurchases of 3.5 million common shares for $450.0 million, $325.3 million of unrealized depreciation on investments, net of tax, $47.5 million of shareholder dividends and $7.3 million of net foreign currency translation adjustments, partially offset by $660.0 million of net income, share-based compensation transactions of $56.7 million and $2.7 million of net benefit plan obligation adjustments.

Consolidated Investment Results

Net Investment Income.
Net investment income decreased by 0.4% to $148.7 million for the three months ended June 30, 2013 compared to $149.3 million for the three months ended June 30, 2012, and decreased by 2.4% to $294.5 million for the six months ended June 30, 2013 compared to $301.8 million for the six months ended June 30, 2012, primarily due to declines in income from our fixed maturities, reflective of declining reinvestment rates, and equities, due to the partial liquidation of some mutual funds.  These decreases were partially offset by an increase in income from our limited partnership investments.

The following table shows the components of net investment income for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2013	2012	2013	2012
Fixed maturities	$120.3	$120.6	$241.0	$244.9
Equity securities	12.8	16.2	22.5	33.5
Short-term investments and cash	0.2	0.3	0.5	0.5
Other invested assets
Limited partnerships	19.6	16.5	37.1	29.3
Other	1.9	(0.5)	4.3	1.0
Gross investment income before adjustments	154.7	153.1	305.4	309.3
Funds held interest income (expense)	1.8	3.3	6.3	6.4
Future policy benefit reserve income (expense)	(0.6)	(0.5)	(1.2)	(1.1)
Gross investment income	156.0	155.9	310.5	314.5
Investment expenses	(7.2)	(6.6)	(16.0)	(12.8)
Net investment income	$148.7	$149.3	$294.5	$301.8

(Some amounts may not reconcile due to rounding.)

The following tables show a comparison of various investment yields for the periods indicated.

	At	At
	June 30,	December 31,
	2013	2012
Imbedded pre-tax yield of cash and invested assets	3.4%	3.5%
Imbedded after-tax yield of cash and invested assets	2.9%	3.0%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Annualized pre-tax yield on average cash and invested assets	3.8%	3.9%	3.8%	4.0%
Annualized after-tax yield on average cash and invested assets	3.2%	3.4%	3.2%	3.4%

Net Realized Capital Gains (Losses).
The following table presents the composition of our net realized capital gains (losses) for the periods indicated.

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2013	2012	Variance	2013	2012	Variance
Gains (losses) from sales:
Fixed maturity securities, market value:
Gains	$11.0	$6.5	$4.5	$18.6	$15.0	$3.6
Losses	(11.3)	(4.5)	(6.8)	(14.0)	(8.9)	(5.1)
Total	(0.3)	2.0	(2.3)	4.6	6.1	(1.5)

Fixed maturity securities, fair value:
Gains	0.3	0.1	0.2	0.4	5.5	(5.1)
Losses	(0.1)	(0.2)	0.1	(0.3)	(0.4)	0.1
Total	0.2	(0.2)	0.3	0.1	5.0	(4.9)

Equity securities, market value:
Gains	2.8	6.7	(3.9)	3.0	7.2	(4.2)
Losses	(0.3)	(0.3)	-	(0.3)	(0.3)	-
Total	2.5	6.3	(3.8)	2.7	6.8	(4.1)

Equity securities, fair value:
Gains	20.7	1.0	19.7	29.6	28.0	1.6
Losses	(4.6)	(3.3)	(1.3)	(5.5)	(7.9)	2.4
Total	16.1	(2.3)	18.4	24.1	20.1	4.0

Total net realized capital gains (losses) from sales:
Gains	34.6	14.3	20.3	51.4	55.7	(4.3)
Losses	(16.4)	(8.4)	(8.0)	(20.1)	(17.6)	(2.5)
Total	18.3	5.9	12.3	31.4	38.1	(6.8)

Other-than-temporary impairments:	-	(0.5)	0.5	(0.2)	(6.4)	6.2

Gains (losses) from fair value adjustments:
Fixed maturities, fair value	(1.7)	(1.7)	-	(1.6)	1.3	(2.9)
Equity securities, fair value	17.2	(20.3)	37.5	131.0	49.1	81.9
Total	15.6	(22.0)	37.5	129.5	50.4	79.0

Total net realized capital gains (losses)	$33.9	$(16.6)	$50.5	$160.6	$82.1	$78.5

(Some amounts may not reconcile due to rounding.)

Net realized capital gains were $33.9 million for the three months ended June 30 2013 compared to net realized capital losses of $16.6 million for the three months ended June 30, 2012.  For the three months ended June 30, 2013, we recorded $18.3 million of net realized capital gains from sales of fixed maturity and equity securities and $15.6 million of net realized capital gains due to fair value re-measurements on fixed maturity and equity securities.  The fixed maturity and equity sales for the three months ended June 30, 2013 related primarily to adjusting the portfolios for overall market changes and individual credit shifts.  For the three months ended June 30, 2012, we recorded $22.0 million of net realized capital losses due to fair value re-measurements on fixed maturity and equity securities and $0.5 million of other-than-temporary impairments, partially offset by $5.9 million of net realized capital gains from sales of fixed maturity and equity securities.

Net realized capital gains were $160.6 million and $82.1 million for the six months ended June 30, 2013 and 2012, respectively.  For the six months ended June 30, 2013, we recorded $129.5 million of net realized capital gains due to fair value re-measurements on fixed maturity and equity securities and $31.4 million of net realized capital gains from sales of fixed maturity and equity securities, partially offset by $0.2 million of other-than-temporary impairments.  The fixed maturity and equity sales for the six months ended June 30, 2013 related primarily to adjusting the portfolios for overall market changes and individual credit shifts along with maintaining a balanced foreign currency exposure.  For the six months ended June 30, 2012, we recorded $50.4 million of net realized capital gains due to fair value re-measurements on fixed maturity and equity securities and $38.1 million of net realized capital gains from sales of fixed maturity and equity securities, partially offset by $6.4 million of other-than-temporary impairments.

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

Underwriting results include earned premium less losses and LAE incurred, commission and brokerage expenses and other underwriting expenses.  We measure our underwriting results using ratios, in particular loss, commission and brokerage and other underwriting expense ratios, which respectively, divide incurred losses, commissions and brokerage and other underwriting expenses by premiums earned.  We utilize inter-affiliate reinsurance, although business is generally reported within the segment in which the business was first produced, consistent with how the business is managed.

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

The following discusses the underwriting results for each of our segments for the periods indicated.

U.S. Reinsurance.
The following table presents the underwriting results and ratios for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2013	2012	Variance	% Change	2013	2012	Variance	% Change
Gross written premiums	$418.4	$135.5	$282.9	208.8%	$853.2	$505.0	$348.2	69.0%
Net written premiums	418.0	135.3	282.7	208.9%	852.7	503.6	349.1	69.3%

Premiums earned	$391.4	$321.4	$70.0	21.8%	$784.0	$679.3	$104.6	15.4%
Incurred losses and LAE	237.6	196.2	41.4	21.1%	435.7	418.2	17.6	4.2%
Commission and brokerage	85.7	109.9	(24.2)	-22.0%	173.1	201.5	(28.4)	-14.1%
Other underwriting expenses	10.0	10.0	-	-0.3%	20.5	20.8	(0.2)	-1.2%
Underwriting gain (loss)	$58.1	$5.3	$52.8	NM	$154.7	$38.9	$115.7	NM

				Point Chg				Point Chg
Loss ratio	60.7%	61.0%		(0.3)	55.6%	61.6%		(6.0)
Commission and brokerage ratio	21.9%	34.2%		(12.3)	22.1%	29.7%		(7.6)
Other underwriting expense ratio	2.6%	3.2%		(0.6)	2.6%	3.0%		(0.4)
Combined ratio	85.2%	98.4%		(13.2)	80.3%	94.3%		(14.0)

(NM, not meaningful.)
(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums increased by 208.8% to $418.4 million for the three months ended June 30, 2013 from $135.5 million for the three months ended June 30, 2012, primarily due to the impact of a large Florida quota share reinsurance contract, new business opportunities, particularly for contracts with catastrophe exposed risks and higher subject premium on casualty quota share business as rates began to rise in these markets.  Excluding the impact of the Florida quota share reinsurance contract, gross written premiums increased 15.6%.  Net written premiums increased 208.9% to $418.0 million for the three months ended June 30, 2013 compared to $135.3 million for the three months ended June 30, 2012, which is in line with the increase in gross written premiums.  Premiums earned increased by 21.8% to $391.4 million for the three months ended June 30, 2013 compared to $321.4 million for the three months ended June 30, 2012.  Premiums earned were not impacted by the Florida quota share reinsurance contract that affected written premiums.  The change in premiums earned was relatively comparable to the increase in net written premiums, excluding the Florida quota share reinsurance contract.

Gross written premiums increased by 69.0% to $853.2 million for the six months ended June 30, 2013 from $505.0 million for the six months ended June 30, 2012, primarily due to the impact of a large Florida quota share reinsurance contract, new business opportunities, particularly for contracts with catastrophe exposed risks and higher subject premium on casualty quota share business as rates began to rise in these markets.  Excluding the impact of the Florida quota share reinsurance contract, gross written premiums increased 16.7%.  Net written premiums increased 69.3% to $852.7 million for the six months ended June 30, 2013 compared to $503.6 million for the six months ended June 30, 2012, which is in line with the increase in gross written premiums.  Premiums earned increased by 15.4% to $784.0 million for the six months ended June 30, 2013 compared to $679.3 million for the six months ended June 30, 2012.  Premiums earned were not impacted by the Florida quota share reinsurance contract that affected written premiums.  The change in premiums earned was relatively comparable to net written premiums, excluding the Florida quota share reinsurance contract.

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the U.S. Reinsurance segment for the periods indicated.

	Three Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2013
Attritional	$182.8	46.7%		$0.4	0.1%		$183.1	46.8%
Catastrophes	55.0	14.0%		(0.5)	-0.1%		54.5	13.9%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$237.8	60.7%		$(0.2)	0.0%		$237.6	60.7%

2012
Attritional	$165.9	51.6%		$4.2	1.3%		$170.1	52.9%
Catastrophes	30.0	9.3%		(3.9)	-1.2%		26.1	8.1%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$195.9	60.9%		$0.3	0.1%		$196.2	61.0%

Variance 2013/2012
Attritional	$16.9	(4.9)	pts	$(3.8)	(1.2)	pts	$13.0	(6.1)	pts
Catastrophes	25.0	4.7	pts	3.4	1.1	pts	28.4	5.8	pts
A&E	-	-	pts	-	-	pts	-	-	pts
Total segment	$41.9	(0.2)	pts	$(0.5)	(0.1)	pts	$41.4	(0.3)	pts

	Six Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2013
Attritional	$368.9	47.0%		$(1.2)	-0.1%		$367.7	46.9%
Catastrophes	55.0	7.0%		13.0	1.7%		68.0	8.7%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$423.9	54.0%		$11.8	1.6%		$435.7	55.6%

2012
Attritional	$360.5	53.2%		$6.3	0.9%		$366.8	54.1%
Catastrophes	60.0	8.8%		(8.8)	-1.3%		51.2	7.5%
A&E	-	0.0%		0.1	0.0%		0.1	0.0%
Total segment	$420.5	62.0%		$(2.4)	-0.4%		$418.2	61.6%

Variance 2013/2012
Attritional	$8.4	(6.2)	pts	$(7.5)	(1.0)	pts	$0.9	(7.2)	pts
Catastrophes	(5.0)	(1.8)	pts	21.8	3.0	pts	16.8	1.2	pts
A&E	-	-	pts	(0.1)	-	pts	(0.1)	-	pts
Total segment	$3.4	(8.0)	pts	$14.2	2.0	pts	$17.6	(6.0)	pts

(Some amounts may not reconcile due to rounding.)
Incurred losses increased by 21.1% to $237.6 million for the three months ended June 30, 2013 compared to $196.2 for the three months ended June 30, 2012.  Current year catastrophe losses for the three months ended June 30, 2013 were $55.0 million due to U.S. Storms ($50.0 million) and the European floods ($5.0 million), compared to $30.0 million of current year catastrophe losses for the three months ended June 30, 2012, which related to U.S. tornadoes.  Current year attritional losses increased by $16.9 million primarily due to the increase in premiums earned.  Despite the increase in current year attritional losses, the current year attritional loss ratio decreased 4.9 points due to the continued shift in business to excess of loss contracts which generally have lower attritional losses than pro rata contracts.

Incurred losses increased by 4.2% to $435.7 million for the six months ended June 30, 2013 compared to $418.2 for the six months ended June 30, 2012.  Current year catastrophe losses for the six months ended June 30, 2013, were $55.0 million due to U.S. Storms ($50.0 million) and the European floods ($5.0 million), compared to $60.0 million of current year catastrophe losses for the six months ended June 30, 2012, which related to U.S. tornadoes.  Current year attritional losses increased by $8.4 million primarily due to the increase in premiums earned.  Despite the increase in current year attritional losses, the current year attritional loss ratio decreased 6.2 points due to the continued shift in business to excess of loss contracts which generally have lower attritional losses than pro rata contracts.

Segment Expenses.  Commission and brokerage expenses decreased by 22.0% to $85.7 million for the three months ended June 30, 2013 compared to $109.9 million for the three months ended June 30, 2012.  Commission and brokerage expenses decreased by 14.1% to $173.1 million for the six months ended June 30, 2013 compared to $201.5 million for the six months ended June 30, 2012.  These variances were primarily due to the impact of the termination of the large Florida quota share reinsurance contract in second quarter 2012 as well as the shift in mix of business to contracts with lower commission rates.

Segment other underwriting expenses remained flat at $10.0 million for the three months ended June 30, 2013 and 2012.  Segment other underwriting expenses decreased slightly to $20.5 million for the six months ended June 30, 2013 from $20.8 million for the six months ended June 30, 2012.

International.
The following table presents the underwriting results and ratios for the International segment for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2013	2012	Variance	% Change	2013	2012	Variance	% Change
Gross written premiums	$348.1	$344.2	$3.9	1.1%	$645.7	$621.5	$24.1	3.9%
Net written premiums	348.1	344.2	3.8	1.1%	642.1	621.5	20.5	3.3%

Premiums earned	$326.1	$334.4	$(8.3)	-2.5%	$638.0	$630.5	$7.5	1.2%
Incurred losses and LAE	184.3	160.2	24.1	15.0%	345.5	308.4	37.1	12.0%
Commission and brokerage	77.1	81.8	(4.7)	-5.8%	148.5	153.0	(4.5)	-2.9%
Other underwriting expenses	7.7	6.5	1.1	17.2%	15.6	13.3	2.3	17.4%
Underwriting gain (loss)	$57.0	$85.8	$(28.8)	-33.6%	$128.4	$155.9	$(27.4)	-17.6%

				Point Chg				Point Chg
Loss ratio	56.5%	47.9%		8.6	54.2%	48.9%		5.3
Commission and brokerage ratio	23.6%	24.5%		(0.9)	23.3%	24.3%		(1.0)
Other underwriting expense ratio	2.4%	1.9%		0.5	2.4%	2.1%		0.3
Combined ratio	82.5%	74.3%		8.2	79.9%	75.3%		4.6

(Some amounts may not reconcile due to rounding.)

Premiums. Gross written premiums increased by 1.1% to $348.1 million for the three months ended June 30, 2013 compared to $344.2 million for the three months ended June 30, 2012, primarily due to growth in Latin America business.  Net written premiums increased by 1.1% to $348.1 million for the three months ended June 30, 2013 compared to $344.2 million for the three months ended June 30, 2012, which is in line with the increase in gross written premiums.  Premiums earned decreased 2.5% to $326.1 million for the three months ended June 30, 2013 compared to $334.4 million for the three months ended June 30, 2012.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums increased by 3.9% to $645.7 million for the six months ended June 30, 2013 compared to $621.5 million for the six months ended June 30, 2012, primarily due to growth in Latin America business.  Net written premiums increased by 3.3% to $642.1 million for the six months ended June 30, 2013 compared to $621.5 million for the six months ended June 30, 2012, principally as a result of the increase in gross written premiums.  Premiums earned increased 1.2% to $638.0 million for the six months ended June 30, 2013 compared to $630.5 million for the six months ended June 30, 2012.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following table presents the incurred losses and LAE for the International segment for the periods indicated.

	Three Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2013
Attritional	$162.3	49.8%		$(0.6)	-0.2%		$161.7	49.6%
Catastrophes	20.0	6.1%		2.6	0.8%		22.6	6.9%
Total segment	$182.3	55.9%		$2.0	0.6%		$184.3	56.5%

2012
Attritional	$159.5	47.7%		$(0.5)	-0.2%		$158.9	47.5%
Catastrophes	-	0.0%		1.3	0.4%		1.3	0.4%
Total segment	$159.5	47.7%		$0.8	0.2%		$160.2	47.9%

Variance 2013/2012
Attritional	$2.8	2.1	pts	$(0.1)	-	pts	$2.8	2.1	pts
Catastrophes	20.0	6.1	pts	1.3	0.4	pts	21.3	6.5	pts
Total segment	$22.8	8.2	pts	$1.2	0.4	pts	$24.1	8.6	pts

	Six Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2013
Attritional	$326.8	51.3%		$(1.9)	-0.3%		$324.9	51.0%
Catastrophes	20.0	3.1%		0.6	0.1%		20.6	3.2%
Total segment	$346.8	54.4%		$(1.3)	-0.2%		$345.5	54.2%

2012
Attritional	$308.1	48.8%		$(3.3)	-0.5%		$304.8	48.3%
Catastrophes	-	0.0%		3.6	0.6%		3.6	0.6%
Total segment	$308.1	48.8%		$0.3	0.1%		$308.4	48.9%

Variance 2013/2012
Attritional	$18.7	2.5	pts	$1.4	0.2	pts	$20.1	2.7	pts
Catastrophes	20.0	3.1	pts	(3.0)	(0.5)	pts	17.0	2.6	pts
Total segment	$38.7	5.6	pts	$(1.6)	(0.3)	pts	$37.1	5.3	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 15.0% to $184.3 million for the three months ended June 30, 2013 compared to $160.2 million for the three months ended June 30, 2012, representing 8.6 loss ratio points.  Current year catastrophe losses were $20.0 million for the three months ended June 30, 2013, due to the Canadian floods ($20.0 million).  There were no current year catastrophe losses for the three months ended June 30, 2012.  Current years’ attritional losses increased by $2.8 million primarily due to fluctuations in foreign exchange rates.

Incurred losses and LAE increased by 12.0% to $345.5 million for the six months ended June 30, 2013 compared to $308.4 million for the six months ended June 30, 2012, representing 5.3 loss ratio points. Current year catastrophe losses were $20.0 million for the six months ended June 30, 2013, due to the Canadian floods ($20.0 million).  There were no current year catastrophe losses for the six months ended June 30, 2012.  Current years’ attritional losses increased by $18.7 million primarily due to the impact of foreign currency fluctuations.

Segment Expenses. Commission and brokerage decreased to $77.1 million for the three months ended June 30, 2013 compared to $81.8 million for the three months ended June 30, 2012.  Commission and brokerage decreased to $148.5 million for the six months ended June 30, 2013 compared to $153.0 million for the six months ended June 30, 2012.  These decreases were primarily due to a shift in the business mix towards excess of loss, which generally has a lower commission expense.

Segment other underwriting expenses increased to $7.7 million for the three months ended June 30, 2013 compared to $6.5 million for the same period in 2012.  Segment other underwriting expenses increased to $15.6 million for the six months ended June 30, 2013 compared to $13.3 million for the same period in 2012.  These increases relate to higher compensation expenses.

Bermuda.
The following table presents the underwriting results and ratios for the Bermuda segment for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2013	2012	Variance	% Change	2013	2012	Variance	% Change
Gross written premiums	$177.3	$174.1	$3.3	1.9%	$373.1	$362.0	$11.1	3.1%
Net written premiums	169.7	174.1	(4.4)	-2.5%	365.5	361.3	4.2	1.2%

Premiums earned	$184.8	$169.8	$15.0	8.8%	$370.2	$333.7	$36.4	10.9%
Incurred losses and LAE	111.6	101.7	9.9	9.8%	203.6	206.9	(3.3)	-1.6%
Commission and brokerage	45.1	45.3	(0.3)	-0.6%	88.7	88.6	0.1	0.1%
Other underwriting expenses	8.8	6.9	1.9	27.6%	16.5	14.4	2.2	15.0%
Underwriting gain (loss)	$19.4	$15.9	$3.4	21.4%	$61.3	$23.9	$37.4	156.8%

				Point Chg				Point Chg
Loss ratio	60.4%	59.9%		0.5	55.0%	62.0%		(7.0)
Commission and brokerage ratio	24.4%	26.7%		(2.3)	24.0%	26.6%		(2.6)
Other underwriting expense ratio	4.7%	4.0%		0.7	4.4%	4.2%		0.2
Combined ratio	89.5%	90.6%		(1.1)	83.4%	92.8%		(9.4)

(Some amounts may not reconcile due to rounding.)

Premiums.  Gross written premiums increased 1.9% to $177.3 million for the three months ended June 30, 2013 compared to $174.1 million for the three months ended June 30, 2012, primarily due to continued growth of new business and increased premium on existing business written in our Bermuda and Ireland offices.  Net written premiums decreased 2.5% to $169.7 million for the three months ended June 30, 2013 compared to $174.1 million for the three months ended June 30, 2012.  The decline in net written premiums in comparison to the increase in gross written premiums is due to the purchase of reinsurance in 2013 compared to no such purchases in 2012.  Premiums earned increased 8.8% to $184.8 million for the three months ended June 30, 2013 compared to $169.8 million for the three months ended June 30, 2012.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums increased 3.1% to $373.1 million for the six months ended June 30, 2013 compared to $362.0 million for the six months ended June 30, 2012, primarily due to continued growth of new business and increased premium on existing business written in our Bermuda and Ireland offices.  Net written premiums increased 1.2% to $365.5 million for the six months ended June 30, 2013 compared to $361.3 million for the six months ended June 30, 2012, less than the increase in gross written premiums due to the purchase of reinsurance in 2013.  Premiums earned increased 10.9% to $370.2 million for the six months ended June 30, 2013 compared to $333.7 million for the six months ended June 30, 2012.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE.  The following table presents the incurred losses and LAE for the Bermuda segment for the periods indicated.

	Three Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2013
Attritional	$103.7	56.1%		$(5.0)	-2.7%		$98.7	53.4%
Catastrophes	15.0	8.1%		(2.1)	-1.1%		12.9	7.0%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$118.7	64.2%		$(7.1)	-3.8%		$111.6	60.4%

2012
Attritional	$102.3	60.3%		$(3.2)	-1.9%		$99.1	58.4%
Catastrophes	-	0.0%		2.6	1.5%		2.6	1.5%
A&E	-	0.0%		-	0.0%		-	0.0%
Total segment	$102.3	60.3%		$(0.6)	-0.4%		$101.7	59.9%

Variance 2013/2012
Attritional	$1.4	(4.2)	pts	$(1.8)	(0.8)	pts	$(0.4)	(5.0)	pts
Catastrophes	15.0	8.1	pts	(4.7)	(2.6)	pts	10.3	5.5	pts
A&E	-	-	pts	-	-	pts	-	-	pts
Total segment	$16.4	3.9	pts	$(6.5)	(3.4)	pts	$9.9	0.5	pts

	Six Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2013
Attritional	$207.3	56.0%		$(5.0)	-1.4%		$202.3	54.6%
Catastrophes	15.0	4.1%		(13.7)	-3.7%		1.3	0.4%
Total segment	$222.3	60.1%		$(18.7)	-5.1%		$203.6	55.0%

2012
Attritional	$204.5	61.3%		$(2.8)	-0.8%		$201.8	60.5%
Catastrophes	-	0.0%		5.1	1.5%		5.1	1.5%
Total segment	$204.5	61.3%		$2.4	0.7%		$206.9	62.0%

Variance 2013/2012
Attritional	$2.8	(5.3)	pts	$(2.2)	(0.6)	pts	$0.5	(5.9)	pts
Catastrophes	15.0	4.1	pts	(18.8)	(5.2)	pts	(3.8)	(1.1)	pts
Total segment	$17.8	(1.2)	pts	$(21.1)	(5.8)	pts	$(3.3)	(7.0)	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 9.8% to $111.6 million for the three months ended June 30, 2013 compared to $101.7 million for the three months ended June 30, 2012.  Current year catastrophe losses were $15.0 million for the three months ended June 30, 2013, due to the European floods ($15.0 million).  There were no current year catastrophe losses for the three months ended June 30, 2012.  The current year attritional losses increased by $1.4 million, but the current year attritional loss ratio declined by 4.2 points. This is primarily due to a shift in the mix of business to excess of loss contracts.

Incurred losses and LAE decreased by 1.6% to $203.6 million for the six months ended June 30, 2013 compared to $206.9 million for the six months ended June 30, 2012.  Current year catastrophe losses were $15.0 million for the six months ended June 30, 2013, due to the European floods ($15.0 million), but there was $13.7 million of favorable development on prior year catastrophes for the six months ended June 30, 2013, mainly related to the 2011 Japan earthquake.  There were no current year catastrophe losses for the six months ended June 30, 2012.  The current year attritional losses increased by $2.8 million, but the current year attritional loss ratio declined by 5.3 points. This is primarily due to a shift in the mix of business to excess of loss contracts.

Segment Expenses.  Commission and brokerage decreased slightly to $45.1 million for the three months ended June 30, 2013 compared to $45.3 million for the three months ended June 30, 2012.  Commission and brokerage increased slightly to $88.7 million for the six months ended June 30, 2013 compared to $88.6 million for the six months ended June 30, 2012.  The impact from higher premiums earned was mitigated by a change in the mix of business to contracts with lower commission rates.

Segment other underwriting expenses increased to $8.8 million for the three months ended June 30, 2013 compared to $6.9 million for the same period in 2012.  Segment other underwriting expenses increased to $16.5 million for the six months ended June 30, 2013 compared to $14.4 million for the same period in 2012.  These increases are primarily attributable to higher premiums earned in 2013.

Insurance.
The following table presents the underwriting results and ratios for the Insurance segment for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2013	2012	Variance	% Change	2013	2012	Variance	% Change
Gross written premiums	$316.4	$255.3	$61.1	23.9%	$569.1	$467.0	$102.1	21.9%
Net written premiums	276.8	203.1	73.8	36.3%	502.1	385.1	116.9	30.4%

Premiums earned	$249.3	$212.2	$37.1	17.5%	$448.1	$392.2	$55.9	14.3%
Incurred losses and LAE	178.1	149.7	28.3	18.9%	319.3	276.9	42.5	15.3%
Commission and brokerage	34.2	28.8	5.5	19.0%	64.8	60.2	4.6	7.6%
Other underwriting expenses	28.5	26.2	2.2	8.5%	55.2	49.7	5.5	11.0%
Underwriting gain (loss)	$8.5	$7.4	$1.1	15.1%	$8.7	$5.3	$3.4	64.0%

				Point Chg				Point Chg
Loss ratio	71.4%	70.6%		0.8	71.3%	70.6%		0.7
Commission and brokerage ratio	13.7%	13.6%		0.1	14.5%	15.4%		(0.9)
Other underwriting expense ratio	11.5%	12.3%		(0.8)	12.2%	12.6%		(0.4)
Combined ratio	96.6%	96.5%		0.1	98.0%	98.6%		(0.6)

(Some amounts may not reconcile due to rounding.)

Premiums.  Gross written premiums increased by 23.9% to $316.4 million for the three months ended June 30, 2013 compared to $255.3 million for the three months ended June 30, 2012.  This increase was primarily driven by California workers’ compensation, crop and non-standard auto business.  Net written premiums increased 36.3% to $276.8 million for the three months ended June 30, 2013 compared to $203.1 million for the three months ended June 30, 2012.  The larger increase in net written premiums compared to gross written premiums is mainly due to a lesser use of reinsurance, particularly on the crop business.  Premiums earned increased 17.5% to $249.3 million for the three months ended June 30, 2013 compared to $212.2 million for the three months ended June 30, 2012.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Gross written premiums increased by 21.9% to $569.1 million for the six months ended June 30, 2013 compared to $467.0 million for the six months ended June 30, 2012.  This increase was primarily driven by California workers’ compensation, crop and non-standard auto business.  Net written premiums increased 30.4% to $502.1 million for the six months ended June 30, 2013 compared to $385.1 million for the six months ended June 30, 2012.  The larger increase in net written premiums compared to gross written premiums is mainly due to a lesser use of reinsurance, particularly on the crop business.  Premiums earned increased 14.3% to $448.1 million for the six months ended June 30, 2013 compared to $392.2 million for the six months ended June 30, 2012.  The change in premiums earned relative to net written premiums is the result of timing; premiums are earned ratably over the coverage period whereas written premiums are recorded at the initiation of the coverage period.

Incurred Losses and LAE. The following table presents the incurred losses and LAE for the Insurance segment for the periods indicated.

	Three Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2013
Attritional	$173.8	69.7%		$4.3	1.7%		$178.1	71.4%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
Total segment	$173.8	69.7%		$4.3	1.7%		$178.1	71.4%

2012
Attritional	$150.3	70.9%		$(0.6)	-0.3%		$149.7	70.6%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
Total segment	$150.3	70.9%		$(0.6)	-0.3%		$149.7	70.6%

Variance 2013/2012
Attritional	$23.5	(1.2)	pts	$4.9	2.0	pts	$28.3	0.8	pts
Catastrophes	-	-	pts	-	-	pts	-	-	pts
Total segment	$23.5	(1.2)	pts	$4.9	2.0	pts	$28.3	0.8	pts

	Six Months Ended June 30,
	Current	Ratio %/		Prior	Ratio %/		Total	Ratio %/
(Dollars in millions)	Year	Pt Change		Years	Pt Change		Incurred	Pt Change
2013
Attritional	$312.3	69.7%		$7.1	1.6%		$319.3	71.3%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
Total segment	$312.3	69.7%		$7.1	1.6%		$319.3	71.3%

2012
Attritional	$277.4	70.7%		$(0.6)	-0.1%		$276.9	70.6%
Catastrophes	-	0.0%		-	0.0%		-	0.0%
Total segment	$277.4	70.7%		$(0.6)	-0.1%		$276.9	70.6%

Variance 2013/2012
Attritional	$34.9	(1.0)	pts	$7.7	1.7	pts	$42.5	0.7	pts
Catastrophes	-	-	pts	-	-	pts	-	-	pts
Total segment	$34.9	(1.0)	pts	$7.7	1.7	pts	$42.5	0.7	pts

(Some amounts may not reconcile due to rounding.)

Incurred losses and LAE increased by 18.9% to $178.1 million for the three months ended June 30, 2013 compared to $149.7 million for the three months ended June 30, 2012.  There were no current year catastrophe losses for the three months ended June 30, 2013 and 2012.  The variance resulted from a $23.5 million increase in current year attritional losses due to higher premiums earned, while the current year attritional loss ratio declined 1.2 points.  The prior year loss development variance of $4.9 million, or 2.0 points, is primarily due to losses on the crop business from 2012’s severe weather conditions.

Incurred losses and LAE increased by 15.3% to $319.3 million for the six months ended June 30, 2013 compared to $276.9 million for the six months ended June 30, 2012.  There were no current year catastrophe losses for the six months ended June 30, 2013 and 2012.  The variance resulted from a $34.9 million increase in current year attritional losses due to higher premiums earned.  The current year attritional loss ratio was down 1.0 point.  The prior year loss development variance of $7.7 million, or 1.7 points, is primarily due to losses on the crop business from 2012’s severe weather conditions.

Segment Expenses Commission and brokerage increased by 19.0% to $34.2 million for the three months ended June 30, 2013 compared to $28.8 million for the three months ended June 30, 2012.  Commission and brokerage increased by 7.6% to $64.8 million for the six months ended June 30, 2013 compared to $60.2 million for the six months ended June 30, 2012.  These increases were primarily driven by the growth in premiums earned.

Segment other underwriting expenses increased to $28.5 million for the three months ended June 30, 2013 compared to $26.2 million for the same period in 2012.  Segment other underwriting expenses increased to $55.2 million for the six months ended June 30, 2013 compared to $49.7 million for the same period in 2012.  These increases were primarily the result of increased premiums earned and compensation costs.

FINANCIAL CONDITION

Cash and Invested Assets.  Aggregate invested assets, including cash and short-term investments, were $16,027.9 million at June 30, 2013, a decrease of $548.3 million compared to $16,576.2 million at December 31, 2012.  This decrease was primarily the result of $450.0 million paid for share repurchases, $375.1 million of unrealized depreciation, $329.9 million paid to redeem junior subordinated debt securities, $47.5 million paid out in dividends to shareholders and $45.4 million due to fluctuations in foreign currencies, partially offset by $395.8 million of cash flows from operations, $129.5 million in fair value re-measurements, $56.7 million from common share issuance under share based compensation plans, $55.7 million of unsettled securities, $40.0 million of revolving credit borrowing and $36.4 million in equity adjustments of our limited partnership investments.

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

Our global portfolio included $1,849.9 million of foreign government securities at June 30, 2013, of which $816.9 million were European sovereign securities.  Approximately 52.1%, 20.2%, 6.5% and 5.3% of European sovereign securities represented securities held in the governments of the United Kingdom, France, Austria and the Netherlands, respectively.  No other countries represented more than 5% of the European sovereign securities.  We held no sovereign securities of Portugal, Italy, Ireland, Greece or Spain at June 30, 2013.

Over the past several years, we have expanded the allocation of our investments funded by shareholders’ equity to include:  1) a greater percentage of publicly traded equity securities, 2) emerging market fixed maturities through mutual fund structures, as well as individual holdings, 3) high yield fixed maturities, 4) bank loan securities and 5) private equity limited partnership investments.  The objective of this portfolio diversification is to enhance the risk-adjusted total return of the investment portfolio by allocating a prudent portion of the portfolio to higher return asset classes, which are also less subject to changes in value with movements in interest rates.  We limit our allocation to these asset classes because of 1) the potential for volatility in their values and 2) the impact of these investments on regulatory and rating agency capital adequacy models.  We use investment managers experienced in these markets and adjust our allocation to these investments based upon market conditions.  At June 30, 2013, the market value of investments in these investment market sectors, carried at both market and fair value, approximated 62.5% of shareholders’ equity.

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

The tables below summarize the composition and characteristics of our investment portfolio as of the dates indicated.

(Dollars in millions)	At June 30, 2013		At December 31, 2012
Fixed maturities, market value	$12,880.0	80.4%	$13,141.7	79.3%
Fixed maturities, fair value	18.1	0.1%	41.5	0.2%
Equity securities, market value	140.2	0.9%	143.5	0.9%
Equity securities, fair value	1,295.8	8.1%	1,255.6	7.6%
Short-term investments	728.0	4.5%	860.4	5.2%
Other invested assets	526.7	3.3%	596.6	3.6%
Cash	439.1	2.7%	537.1	3.2%
Total investments and cash	$16,027.9	100.0%	$16,576.2	100.0%

(Some amounts may not reconcile due to rounding.)

	At	At
	June 30, 2013	December 31, 2012
Fixed income portfolio duration (years)	3.2	3.0
Fixed income composite credit quality	Aa3	Aa3
Imbedded end of period yield, pre-tax	3.4%	3.5%
Imbedded end of period yield, after-tax	2.9%	3.0%

The following table provides a comparison of our total return by asset class relative to broadly accepted industry benchmarks for the periods indicated.

	Six Months Ended	Twelve Months Ended
	June 30, 2013	December 31, 2012
Fixed income portfolio total return	-0.8%	4.8%
Barclay's Capital - U.S. aggregate index	-2.4%	4.2%

Common equity portfolio total return	10.7%	13.8%
S&P 500 index	13.8%	16.0%

Other invested asset portfolio total return	12.2%	16.0%

The pre-tax equivalent total return for the bond portfolio was approximately (0.8)% and 5.0%, respectively, at June 30, 2013 and December 31, 2012.  The pre-tax equivalent return adjusts the yield on tax-exempt bonds to the fully taxable equivalent.

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

Reinsurance Receivables.
Reinsurance receivables for both paid and recoverable on unpaid losses totaled $711.7 million at June 30, 2013 and $659.1 million at December 31, 2012.  At June 30, 2013, $170.3 million, or 23.9%, was receivable from C.V. Starr (Bermuda); $157.2 million, or 22.1%, was receivable from Federal Crop Insurance Company; $59.5 million, or 8.4%, was receivable from XL Reinsurance America; $55.1 million, or 7.7%, was receivable from Berkley Insurance Company; and $43.2 million, or 6.1%, was receivable from Transatlantic Reinsurance Company.  The receivable from C.V. Starr is fully collateralized by a trust agreement.  No other retrocessionaire accounted for more than 5% of our receivables.

Loss and LAE Reserves.   Gross loss and LAE reserves totaled $9,843.5 million at June 30, 2013 and $10,069.1 million at December 31, 2012.

The following tables summarize gross outstanding loss and LAE reserves by segment, classified by case reserves and IBNR reserves, for the periods indicated.

	At June 30, 2013
	Case	IBNR	Total	% of
(Dollars in millions)	Reserves	Reserves	Reserves	Total
U.S. Reinsurance	$1,602.9	$1,936.1	$3,539.0	36.0%
International	999.0	781.3	1,780.3	18.1%
Bermuda	855.6	1,153.9	2,009.5	20.4%
Insurance	1,000.1	1,093.8	2,093.9	21.3%
Total excluding A&E	4,457.6	4,965.1	9,422.7	95.7%
A&E	254.4	166.4	420.8	4.3%
Total including A&E	$4,712.0	$5,131.5	$9,843.5	100.0%

(Some amounts may not reconcile due to rounding.)

	At December 31, 2012
	Case	IBNR	Total	% of
(Dollars in millions)	Reserves	Reserves	Reserves	Total
U.S. Reinsurance	$1,538.6	$2,082.6	$3,621.2	36.0%
International	1,121.5	695.3	1,816.8	18.0%
Bermuda	826.1	1,135.9	1,962.0	19.5%
Insurance	1,098.1	1,128.1	2,226.2	22.1%
Total excluding A&E	4,584.3	5,041.9	9,626.2	95.6%
A&E	265.8	177.1	442.9	4.4%
Total including A&E	$4,850.1	$5,219.0	$10,069.1	100.0%

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2013	2012	2013	2012
Gross Basis:
Beginning of period reserves	$432.8	$486.5	$442.8	$499.9
Incurred losses	-	-	-	0.1
Paid losses	(12.0)	(17.7)	(22.0)	(31.2)
End of period reserves	$420.8	$468.8	$420.8	$468.8

Net Basis:
Beginning of period reserves	$416.1	$467.6	$425.7	$480.2
Incurred losses	-	-	-	0.1
Paid losses	(11.6)	(16.8)	(21.2)	(29.5)
End of period reserves	$404.5	$450.8	$404.5	$450.8

(Some amounts may not reconcile due to rounding.)

At June 30, 2013, the gross reserves for A&E losses were comprised of $125.9 million representing case reserves reported by ceding companies, $93.6 million representing additional case reserves established by us on assumed reinsurance claims, $34.9 million representing case reserves established by us on direct excess insurance claims, including Mt. McKinley, and $166.4 million representing IBNR reserves.

With respect to asbestos only, at June 30, 2013, we had gross asbestos loss reserves of $403.5 million, or 95.9%, of total A&E reserves, of which $322.6 million was for assumed business and $80.9 million was for direct business.

Industry analysts use the “survival ratio” to compare the A&E reserves among companies with such liabilities.  The survival ratio is typically calculated by dividing a company’s current net reserves by the three year average of annual paid losses.  Hence, the survival ratio equals the number of years that it would take to exhaust the current reserves if future loss payments were to continue at historical levels.  Using this measurement, our net three year asbestos survival ratio was 6.9 years at June 30, 2013.  These metrics can be skewed by individual large settlements occurring in the prior three years and therefore, may not be indicative of the timing of future payments.

Because the survival ratio was developed as a comparative measure of reserve strength and does not indicate absolute reserve adequacy, we consider, but do not rely on, the survival ratio when evaluating our reserves.  In particular, we note that year to year loss payment variability can be material.  This is due, in part, to our orientation to negotiated settlements, particularly on our Mt. McKinley exposures, which significantly reduces the credibility and utility of this measure as an analytical tool.  In the first six months of 2013, we made seven net claim payments to Mt McKinley high profile claimants where the claim was either closed or a settlement had been reached.  Such payments, which are non-repetitive, distort downward our three year survival ratio.  Adjusting for such settlements, recognizing that total settlements are generally considered fully reserved to an agreed settlement, we consider that our adjusted asbestos survival ratio for net unsettled claims is 7.8 years, which is better than prevailing industry norms.

Shareholders’ Equity.  Our shareholders’ equity decreased to $6,622.8 million as of June 30, 2013 from $6,733.5 million as of December 31, 2012.  This decrease was the result of repurchases of 3.5 million common shares for $450.0 million, $325.3 million of unrealized depreciation on investments, net of tax, $47.5 million of shareholder dividends and $7.3 million of net foreign currency translation adjustments, partially offset by $660.0 million of net income, share-based compensation transactions of $56.7 million and $2.7 million of net benefit plan obligation adjustments.

LIQUIDITY AND CAPITAL RESOURCES

Capital.  Our business operations are in part dependent on our financial strength and financial strength ratings, and the market’s perception of our financial strength, as measured by shareholders’ equity, which was $6,622.8 million at June 30, 2013 and $6,733.5 million at December 31, 2012.  On March 13, 2009, Everest Re and Everest National, wholly-owned indirect subsidiaries of the Company, received notification of a one level ratings downgrade by Standard & Poor’s.  On April 7, 2010, Standard & Poor’s upgraded the Company’s debt ratings one level.  On March 25, 2013, Moody’s downgraded the Company and its subsidiaries, including the senior debt of Everest Reinsurance Holdings, Inc., by one level.  While Moody’s believes that our profitability, fixed charge coverage and market position are very good, the rating agency concluded that our business franchise and diversity and predictability of earnings position us more appropriately with peers at the adjusted rating level.  We continue to possess significant financial flexibility and access to the debt and equity markets as a result of our perceived financial strength, as evidenced by the financial strength ratings as assigned by independent rating agencies.

From time to time, we have used open market share repurchases to adjust our capital position and enhance long term expected returns to our shareholders.  On May 15, 2013, our existing Board authorization to purchase up to 20 million of our shares was amended to authorize the purchase of up to 25 million shares.  As of June 30, 2013, we had repurchased 19.2 million shares under this authorization.

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

Over the past several years, we have expanded the allocation of our investments funded by shareholders’ equity to include:  1) a greater percentage of publicly traded equity securities, 2) emerging market fixed maturities through mutual fund structures as well as individual holdings, 3) high yield fixed maturities, 4) bank loan securities and 5) private equity limited partnership investments.  The objective of this portfolio diversification is to enhance the risk-adjusted total return of the investment portfolio by allocating a prudent portion of the portfolio to higher return asset classes, which are also less subject to changes in value with movements in interest rates.  We limit our allocation to these asset classes because of 1) the potential for volatility in their values and 2) the impact of these investments on regulatory and rating agency capital adequacy models.  We use investment managers experienced in these markets and adjust our allocation to these investments based upon market conditions.  At June 30, 2013, the market value of investments in these investment market sectors, carried at both market and fair value, approximated 62.5% of shareholders’ equity.

Our liquidity requirements are generally met from positive cash flow from operations.  Positive cash flow results from reinsurance and insurance premiums being collected prior to disbursements for claims, which disbursements generally take place over an extended period after the collection of premiums, sometimes a period of many years.  Collected premiums are generally invested, prior to their use in such disbursements, and investment income provides additional funding for loss payments.  Our net cash flows from operating activities were $395.8 million and $304.5 million for the six months ended June 30, 2013 and 2012, respectively.  Additionally, these cash flows reflected a net tax payment of $66.7 million and $23.8 million for the six months ended June 30, 2013 and 2012, respectively; net catastrophe loss payments of $227.2 million and $285.9 million for the six months ended June 30, 2013 and 2012, respectively; and net A&E payments of $21.2 million and $29.5 million for the six months ended June 30, 2013 and 2012, respectively.

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

As the timing of payments for claims and benefits cannot be predicted with certainty, we maintain portfolios of long term invested assets with varying maturities, along with short-term investments that provide additional liquidity for payment of claims.  At June 30, 2013 and December 31, 2012, we held cash and short-term investments of $1,167.1 million and $1,397.4 million, respectively.  All of our short-term investments are readily marketable and can be converted to cash.  In addition to these cash and short-term investments, at June 30, 2013, we had $993.1 million of available for sale fixed maturity securities maturing within one year or less, $5,817.8 million maturing within one to five years and $3,213.7 million maturing after five years.  Our $1,436.0 million of equity securities are comprised primarily of publicly traded securities that can be easily liquidated.  We believe that these fixed maturity and equity securities, in conjunction with the short-term investments and positive cash flow from operations, provide ample sources of liquidity for the expected payment of losses in the near future.  We do not anticipate selling securities or using available credit facilities to pay losses and LAE but have the ability to do so.  Sales of securities might result in realized capital gains or losses.  At June 30, 2013 we had $333.6 million of net pre-tax unrealized appreciation, comprised of $479.7 million of pre-tax unrealized appreciation and $146.1 million of pre-tax unrealized depreciation.

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

The Group Credit Facility requires Group to maintain a debt to capital ratio of not greater than 0.35 to 1 and to maintain a minimum net worth.  Minimum net worth is an amount equal to the sum of $4,250.0 million plus 25% of consolidated net income for each of Group’s fiscal quarters, for which statements are available ending on or after January 1, 2012 and for which consolidated net income is positive, plus 25% of any increase in consolidated net worth during such period attributable to the issuance of ordinary and preferred shares, which at June 30, 2013, was $4,649.7 million.  As of June 30, 2013, the Company was in compliance with all Group Credit Facility covenants.

At June 30, 2013, the Group Credit Facility had no outstanding letters of credit under tranche one and $497.6 million outstanding letters of credit under tranche two.  At December 31, 2012, the Group Credit Facility had no outstanding letters of credit under tranche one and $463.2 million outstanding letters of credit under tranche two.

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

The Holdings Credit Facility requires Holdings to maintain a debt to capital ratio of not greater than 0.35 to 1 and Everest Re to maintain its statutory surplus at $1,875.0 million plus 25% of future aggregate net income and 25% of future aggregate capital contributions after December 31, 2010, which at June 30, 2013, was $2,071.1 million.  As of June 30, 2013, Holdings was in compliance with all Holdings Credit Facility covenants.

At June 30, 2013 and December 31, 2012, the Company had outstanding short-term borrowings of $40.0 million and $0.0 million, respectively, from the Holdings Credit Facility revolving credit line.  At June 30, 2013 and December 31, 2012, the Holdings Credit Facility had outstanding letters of credit of $41.6 million and $1.6 million, respectively.

Costs incurred in connection with the Group Credit Facility and the Holdings Credit Facility were $0.3 million and $0.7 million for the three months ended June 30, 2013 and 2012, respectively.  Costs incurred in connection with the Group Credit Facility and the Holdings Credit Facility were $0.5 million and $1.3 million for the six months ended June 30, 2013 and 2012, respectively.

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

Interest Rate Risk.  Our $16.0 billion investment portfolio, at June 30, 2013, is principally comprised of fixed maturity securities, which are generally subject to interest rate risk and some foreign currency exchange rate risk, and some equity securities, which are subject to price fluctuations and some foreign exchange rate risk.  The overall economic impact of the foreign exchange risks on the investment portfolio is partially mitigated by changes in the dollar value of foreign currency denominated liabilities and their associated income statement impact.

Interest rate risk is the potential change in value of the fixed maturity securities portfolio, including short-term investments, from a change in market interest rates.  In a declining interest rate environment, it includes prepayment risk on the $2,710.9 million of mortgage-backed securities in the $12,898.1 million fixed maturity portfolio.  Prepayment risk results from potential accelerated principal payments that shorten the average life and thus the expected yield of the security.

The table below displays the potential impact of market value fluctuations and after-tax unrealized appreciation on our fixed maturity portfolio (including $728.0 million of short-term investments) for the period indicated based on upward and downward parallel and immediate 100 and 200 basis point shifts in interest rates.  For legal entities with a U.S. dollar functional currency, this modeling was performed on each security individually.  To generate appropriate price estimates on mortgage-backed securities, changes in prepayment expectations under different interest rate environments were taken into account.  For legal entities with a non-U.S. dollar functional currency, the effective duration of the involved portfolio of securities was used as a proxy for the market value change under the various interest rate change scenarios.

	Impact of Interest Rate Shift in Basis Points
	At June 30, 2013
	-200	-100	0	100	200
(Dollars in millions)
Total Market/Fair Value	$14,390.7	$14,022.2	$13,626.0	$13,204.0	$12,775.2
Market/Fair Value Change from Base (%)	5.6%	2.9%	0.0%	-3.1%	-6.2%
Change in Unrealized Appreciation
After-tax from Base ($)	$643.6	$333.6	$-	$(355.2)	$(715.9)

We had $9,843.5 million and $10,069.1 million of gross reserves for losses and LAE as of June 30, 2013 and December 31, 2012, respectively.  These amounts are recorded at their nominal value, as opposed to present value, which would reflect a discount adjustment to reflect the time value of money.  Since losses are paid out over a period of time, the present value of the reserves is less than the nominal value.  As interest rates rise, the present value of the reserves decreases and, conversely, as interest rates decline, the present value increases.  These movements are the opposite of the interest rate impacts on the fair value of investments.  While the difference between present value and nominal value is not reflected in our financial statements, our financial results will include investment income over time from the investment portfolio until the claims are paid.  Our loss and loss reserve obligations have an expected duration of approximately 3.6 years, which is reasonably consistent with our fixed income portfolio.  If we were to discount our loss and LAE reserves, net of ceded reserves, the discount would be approximately $1.2 billion resulting in a discounted reserve balance of approximately $8.1 billion, representing approximately 59.6% of the value of the fixed maturity investment portfolio funds.

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

	Impact of Percentage Change in Equity Fair/Market Values
	At June 30, 2013
(Dollars in millions)	-20%	-10%	0%	10%	20%
Fair/Market Value of the Equity Portfolio	$1,148.8	$1,292.4	$1,436.0	$1,579.6	$1,723.2
After-tax Change in Fair/Market Value	$(195.7)	$(97.9)	$-	$97.9	$195.7

Foreign Currency Risk.  Foreign currency risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates.  Each of our non-U.S./Bermuda (“foreign”) operations maintains capital in the currency of the country of its geographic location consistent with local regulatory guidelines.  Each foreign operation may conduct business in its local currency, as well as the currency of other countries in which it operates.  The primary foreign currency exposures for these foreign operations are the Canadian Dollar, the Singapore Dollar, the British Pound Sterling and the Euro.  We mitigate foreign exchange exposure by generally matching the currency and duration of our assets to our corresponding operating liabilities.  In accordance with FASB guidance, we translate the assets, liabilities and income of non-U.S. dollar functional currency legal entities to the U.S. dollar.  This translation amount is reported as a component of other comprehensive income.  As of June 30, 2013, there has been no material change in exposure to foreign exchange rates as compared to December 31, 2012.

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

We sold six equity index put option contracts, based on the S&P 500 index, for total consideration, net of commissions, of $22.5 million.  At June 30, 2013, fair value for these equity index put option contracts was $44.8 million.  These equity index put option contracts each have a single exercise date, with maturities ranging from 12 to 30 years and strike prices ranging from $1,141.21 to $1,540.63.  The S&P 500 index value at June 30, 2013 was $1,606.28.  No amounts will be payable under these equity index put option contracts if the S&P 500 index is at, or above, the strike prices on the exercise dates, which fall between June 2017 and March 2031.  If the S&P 500 index is lower than the strike price on the applicable exercise date, the amount due would vary proportionately with the percentage by which the index is below the strike price.  Based on historical index volatilities and trends and the June 30, 2013 S&P 500 index value, we estimate the probability that each equity index put option contract of the S&P 500 index falling below the strike price on the exercise date to be less than 37%.  The theoretical maximum payouts under these six equity index put option contracts would occur if on each of the exercise dates the S&P 500 index value were zero.  At June 30, 2013, the present value of these theoretical maximum payouts using a 3% discount factor was $401.7 million.  Conversely, if the contracts had all expired on June 30, 2013, with the S&P index at $1,606.28, there would be no settlement amount.

We sold one equity index put option contract based on the FTSE 100 index for total consideration, net of commissions, of $6.7 million.  At June 30, 2013, fair value for this equity index put option contract was $7.3 million.  This equity index put option contract has an exercise date of July 2020 and a strike price of ₤5,989.75.  The FTSE 100 index value at June 30, 2013 was ₤6,215.50.  No amount will be payable under this equity index put option contract if the FTSE 100 index is at, or above, the strike price on the exercise date.  If the FTSE 100 index is lower than the strike price on the exercise date, the amount due will vary proportionately with the percentage by which the index is below the strike price.  Based on historical index volatilities and trends and the June 30, 2013 FTSE 100 index value, we estimate the probability that the equity index put option contract of the FTSE 100 index will fall below the strike price on the exercise date to be less than 46%.  The theoretical maximum payout under the equity index put option contract would occur if on the exercise date the FTSE 100 index value was zero.  At June 30, 2013, the present value of the theoretical maximum payout using a 3% discount factor and current exchange rate was $41.9 million.  Conversely, if the contract had expired on June 30, 2013, with the FTSE index at ₤6,215.50, there would be no settlement amount.

Because the equity index put option contracts meet the definition of a derivative, we report the fair value of these instruments in our consolidated balance sheets as a liability and record any changes to fair value in our consolidated statements of operations and comprehensive income (loss) as a net derivative gain (loss).  Our financial statements reflect fair values for our obligations on these equity index put option contracts at June 30, 2013, of $52.1 million; even though it may not be likely that the ultimate settlement of these transactions would require a payment that would exceed the initial consideration received, or any payment at all.

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

	Equity Indices Put Options Obligation – Sensitivity Analysis
(Dollars in millions)	At June 30, 2013
Interest Rate Shift in Basis Points:	-200	-100	0	100	200
Total Fair Value	$86.9	$67.4	$52.1	$40.2	$31.0
Fair Value Change from Base (%)	-66.8%	-29.3%	0.0%	22.8%	40.5%

Equity Indices Shift in Points (S&P 500/FTSE 100):	-500/-2000	-250/-1000	0	250/1000	500/2000
Total Fair Value	$103.8	$73.1	$52.1	$37.7	$27.8
Fair Value Change from Base (%)	-99.3%	-40.4%	0.0%	27.6%	46.6%

Combined Interest Rate /	-200/	-100/		100/	200/
Equity Indices Shift (S&P 500/FTSE 100):	-500/-2000	-250/-1000	0/0	250/1000	500/2000
Total Fair Value	$155.3	$92.0	$52.1	$28.4	$14.9
Fair Value Change from Base (%)	-198.2%	-76.7%	0.0%	45.5%	71.4%

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

ITEM 1A.  RISK FACTORS

No material changes.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities.

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares (or
			Purchased as Part	Units) that May Yet
	Total Number of		of Publicly	Be Purchased Under
	Shares (or Units)	Average Price Paid	Announced Plans or	the Plans or
Period	Purchased	per Share (or Unit)	Programs	Programs (1)
April 1 - 30, 2013	88,100	$129.2677	88,100	2,268,115
May 1 - 31, 2013	1,500,308	$133.4148	1,498,607	5,769,508
June 1 - 30, 2013	0	$-	0	5,769,508
Total	1,588,408	$-	1,586,707	5,769,508

(1)       On September 21, 2004, the Company’s board of directors approved an amended share repurchase program authorizing the Company and/or its subsidiary Holdings to purchase up to an aggregate of 5,000,000 of the Company’s common shares through open market transactions, privately negotiated transactions or both.  On July 21, 2008; February 24, 2010; February 22, 2012; and May 15, 2013, the Company’s executive committee of the Board of Directors approved subsequent amendments to the share repurchase program authorizing the Company and/or its subsidiary Holdings, to purchase up to a current aggregate of 25,000,000 of the Company’s shares (recognizing that the number of shares authorized for repurchase has been reduced by those shares that have already been purchased) in open market transactions, privately negotiated transactions or both.

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

Dated:  August 9, 2013